Form 10-Q
period 2000-06-30
PACIFIC MERCANTILE BANCORP
filed 2000-08-14
CIK 1109546

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  ____________

                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    June 30, 2000
                                  -------------

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

                       Commission file number   0-30777
                                               -----------

                           PACIFIC MERCANTILE BANCORP
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


                 CALIFORNIA                                 33-0898238
-------------------------------------------------------------------------------
        (State or other jurisdiction           (I.R.S. Employer Identification
      of incorporation or organization)                       Number)


450 NEWPORT CENTER DRIVE, SUITE 100,                           92660
    NEWPORT BEACH, CALIFORNIA
-------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)

                                (949) 644-8040
                           ------------------------
             (Registrant's telephone number, including area code)

                                Not Applicable
                      -----------------------------------
                (Former name, former address and former fiscal
                       year, if changed, since last year)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.
YES  [_].    NO  [X].

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                       6,332,020 shares of Common Stock
                              as of August 1, 2000

                          PACIFIC MERCANTILE BANCORP

                                     INDEX



                                                                                                    Page No.
                                                                                                    --------
Part I.    Financial Information

    Item 1.  Financial Statements

             Consolidated Statements of Financial Condition.........................................    3
             June 30, 2000 and December 31, 1999

             Consolidated Statements of Operations..................................................    4
             Three months and six months ended June 30, 2000 and 1999

             Consolidated Statements of Comprehensive Loss..........................................    5
             Three months and six months ended June 30, 2000 and 1999

             Consolidated Statements of Cash Flows..................................................    6
             Three and six months ended June 30, 2000 and 1999

             Notes to Consolidated Financial Statements.............................................    7

    Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations..    9

    Item 3.  Market Risk............................................................................   15

             Forward Looking Statements and Uncertainties Regarding Future Performance..............   16

Part II.   Other Information

    Item 2.  Changes in Securities and Use of Proceeds..............................................   17

    Item 6.  Exhibits and Reports on Form 8-K.......................................................   17

Signatures..........................................................................................   18

Exhibit Index.......................................................................................   19

                         Part I-Financial Information

Item 1. Financial Statements

                   PACIFIC MERCANTILE BANCORP AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                             June 30,        December 31,
                                                               2000              1999
------------------------------------------------------------------------------------------
 ASSETS
 Cash and Due from Banks                                  $  6,854,500         $ 2,531,200
 Federal Funds Sold                                         27,016,000          35,967,000
------------------------------------------------------------------------------------------
        Cash and cash equivalents                           33,870,500          38,498,200
------------------------------------------------------------------------------------------
 Interest Bearing Deposits with Financial Institutions       1,089,000           1,386,000
 Securities Available for Sale, at fair value                4,932,700           2,668,800
 Loans Held for Sale, at lower of cost or market            15,039,500           2,700,000
 Loans, net                                                 73,409,100          44,343,200
 Accrued Interest Receivable                                   657,200             221,100
 Premises and Equipment, net                                 1,329,600           1,178,300
 Other Assets                                                  309,300             169,800
------------------------------------------------------------------------------------------
 TOTAL ASSETS                                             $130,636,900         $91,165,400
==========================================================================================

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Deposits:
        Noninterest-bearing                               $ 33,446,000         $16,607,800
        Interest-bearing                                    62,856,700          57,892,400
------------------------------------------------------------------------------------------
        Total deposits                                      96,302,700          74,500,200
------------------------------------------------------------------------------------------
 Accrued Interest Payable                                       61,900              51,600
 Other Liabilities                                             932,600             595,200
------------------------------------------------------------------------------------------
        Total liabilities                                   97,297,200          75,147,000
------------------------------------------------------------------------------------------

 Commitments and Contingencies (Note 2)                             -                   -

 Stockholders' Equity:
 Preferred stock, no par value, 2,000,000 shares
    authorized, none issued                                         -                   -
 Common stock, no par value, 10,000,000 shares
    authorized, 6,220,410 and 3,720,162 shares
    issued and outstanding at June 30, 2000 and
    December 31, 1999, respectively                         36,819,700          19,019,200
 Accumulated deficit                                        (3,470,000)         (2,992,400)
 Accumulated other comprehensive loss, net                     (10,000)             (8,400)
------------------------------------------------------------------------------------------
        Total stockholders' equity                          33,339,700          16,018,400
------------------------------------------------------------------------------------------
 TOTAL LIABILITIES and STOCKHOLDERS' EQUITY               $130,636,900         $91,165,400
==========================================================================================

                   PACIFIC MERCANTILE BANCORP AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)

                                                Three Months Ended               Six Months Ended
                                                     June 30,                        June 30,
-------------------------------------------------------------------------------------------------------
                                                2000          1999            2000              1999
                                                ----          ----            ----              ----
Interest income:
Loans, including fees                        $ 1,754,300    $   74,600     $ 2,954,900      $   76,700
Federal funds sold                               292,600       299,100         835,800         333,300
Securities available for sale                     45,900         3,700          86,900           5,000
Interest bearing deposits with financial
 institutions                                     16,500        10,100          38,300          10,100
Other                                                -             -               -            27,100
-------------------------------------------------------------------------------------------------------
     Total interest income                     2,109,300       387,500       3,915,900         452,200
-------------------------------------------------------------------------------------------------------
Interest expense:
Deposits                                         798,000       199,800       1,572,700         205,100
Other borrowings                                     -             -               -             1,100
-------------------------------------------------------------------------------------------------------
     Total interest expense                      798,000       199,800       1,572,700         206,200
-------------------------------------------------------------------------------------------------------
Net interest income                            1,311,300       187,700       2,343,200         246,000
Provision for loan losses                        100,000        90,000         200,000         120,000
-------------------------------------------------------------------------------------------------------
Net interest income after provision for
 loan losses                                   1,211,300        97,700       2,143,200         126,000
-------------------------------------------------------------------------------------------------------
Noninterest income:
     Service charges and fees                     36,600         2,400          52,400           2,700
     Mortgage banking                            194,500           -           321,300             -
     Other                                        53,800        (1,000)         88,900             400
-------------------------------------------------------------------------------------------------------
     Total noninterest income                    284,900         1,400         462,600           3,100
-------------------------------------------------------------------------------------------------------
Noninterest expense:
     Salaries and employee benefits            1,036,500       266,900       1,767,400         493,600
     Occupancy expense                           146,600        70,300         262,000         126,400
     Equipment expense                           107,800        33,400         209,700          42,700
     Professional fees                           158,300        58,700         306,200          96,900
     Other operating expense                     282,300       154,700         527,400         222,600
-------------------------------------------------------------------------------------------------------
     Total noninterest expense                 1,731,500       584,000       3,082,700         982,200
-------------------------------------------------------------------------------------------------------
Loss before income taxes                        (235,300)     (484,900)       (476,900)       (853,100)
Income tax expense                                   -             800             800             800
-------------------------------------------------------------------------------------------------------
Net loss                                     $  (235,300)   $ (485,700)     $ (477,700)     $ (853,900)
=======================================================================================================
Weighted average number of shares
 outstanding                                   3,994,900     2,090,600       3,857,500       2,090,600
=======================================================================================================
Net loss per share                           $     (0.06)   $    (0.23)     $    (0.12)     $    (0.41)
=======================================================================================================

                   PACIFIC MERCANTILE BANCORP AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

                                  (Unaudited)

                                                        Three Months Ended           Six Months Ended
                                                              June 30,                   June 30,
----------------------------------------------------------------------------------------------------------
                                                          2000          1999          2000          1999
                                                       ---------      ---------    ---------      ---------
Net loss                                               $(235,300)     $(485,700)   $(477,700)     $(853,900)
Other comprehensive loss, net of tax:
  Unrealized loss on securities available for sale,
    net of tax effect                                     (2,900)             -       (1,600)             -
-----------------------------------------------------------------------------------------------------------
Total comprehensive loss                               $(238,200)     $(485,700)   $(479,300)     $(853,900)
===========================================================================================================

                   PACIFIC MERCANTILE BANCORP AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                        Six months ended
                                                            June 30,
-------------------------------------------------------------------------------
                                                      2000             1999
                                                  -------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                        $   (477,700)    $  (853,900)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Depreciation and amortization                      194,500          54,300
    Provision for loan losses                          200,000         120,000
    Net accretion of discounts on investment
      securities                                          (900)            -
    Net change in accrued interest receivable         (436,100)        (28,700)
    Net change in other assets                        (139,500)       (198,000)
    Net change in accrued interest payable              10,300          39,800
    Net change in other liabilities                    337,400          83,300
-------------------------------------------------------------------------------
       Net cash used in operating activities          (312,000)       (783,200)
-------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Net increase (decrease) in interest bearing
    deposits with financial institutions               297,000        (792,000)
  Purchase of securities available for sale         (2,264,600)       (250,900)
  Net increase in loans held for sale              (12,339,500)            -
  Net increase in loans                            (29,265,900)     (6,302,000)
  Increase in premises and equipment                  (345,800)       (629,400)
-------------------------------------------------------------------------------
       Net cash used in investing activities       (43,918,800)     (7,974,300)
-------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in deposits                          21,802,500      35,263,100
  Proceeds from sale of common stock, net of
    offering expenses                               17,799,600       8,298,300
  Proceeds from exercise of stock options                1,000             -
  Repayment of advances from founders                      -          (470,000)
-------------------------------------------------------------------------------
       Net cash provided by financing activities    39,603,100      43,091,400
-------------------------------------------------------------------------------

(Decrease) increase in cash and cash equivalents    (4,627,700)     34,333,900
Cash and cash equivalents, beginning of period      38,498,200         177,300
-------------------------------------------------------------------------------
Cash and cash equivalents, end of period          $ 33,870,500     $34,511,200
===============================================================================

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
  Unrealized loss on investment securities,
    available-for-sale, net of tax                $      1,600     $       -
  Cash paid for interest on deposits and
    other borrowings                              $  1,569,000     $   166,300
  Cash paid for income taxes                      $        800     $       800

                   PACIFIC MERCANTILE BANCORP AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                                  (Unaudited)

1. Nature of Business and Significant Accounting Policies

   Organization

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all footnotes as would be necessary for a fair presentation of financial position, results of operations, changes in cash flows and comprehensive income in conformity with generally accepted accounting principles. However, these interim financial statements reflect all normal recurring adjustments which, in the opinion of the management, are necessary for a fair presentation of the results for the interim periods presented. All such adjustments were of a normal recurring nature. The Consolidated Statements of Financial Condition, Consolidated Statements of Operations and Consolidated Statements of Cash Flows are presented in the same format as that used in the Company's Registration Statement on Form S-1 filed under the Securities Act of 1933, as amended, as such Registration Statement was declared effective on June 14, 2000.

     The consolidated financial statements include the accounts of Pacific Mercantile Bancorp and its wholly owned subsidiary Pacific Mercantile Bank (which together shall be referred to as the "Company"). The Company is a bank holding company which was incorporated on January 7, 2000 in the State of California. Pacific Mercantile Bank (the "Bank") is a banking company which was formed on May 29, 1998, incorporated November 18, 1998 in the State of California and commenced operations on March 1, 1999. The Bank is chartered by the California Department of Financial Institutions (DFI) and is a member of the Federal Reserve Bank of San Francisco ("FRB"). In addition, its customers' deposit accounts are insured by the Federal Deposit Insurance Corporation ("FDIC").

     On June 12, 2000 the Company acquired the Bank by means of a merger as a result of which the Bank became a wholly-owned subsidiary of the Company and the Bank's shareholders became the Company's shareholders, owning the same number and percentage of the Company's shares as they had owned in the Bank (the "Reorganization"). Prior to the Reorganization, the Company had only nominal assets and had not conducted any business. All financial information included herein has been restated as if the Reorganization was effective for all periods presented. Additionally, the number of common shares outstanding gives retroactive effect to a two-for-one stock split of the Bank's outstanding shares that became effective on April 14, 2000.

   Use of Estimates

     The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, and contingencies at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   Loans

     At June 30, 2000, the Company had no nonaccrual, impaired, or restructured loans and had no loans with principal more than 90 days past due that were still accruing interest.

   Loss Per Share

     Basic loss per share for each of the periods presented was computed by dividing the net loss by the weighted average number of shares of common stock outstanding during each such period. The weighted average number of shares used in the loss per share computation for the six month periods ended June 30, 2000 and 1999 was 3,857,500 and 2,090,600, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.-)

  Comprehensive Income (Loss)

     Components of comprehensive income include non-ownership related revenues, expenses, gains, and losses that under generally accepted accounting principles are included in equity but excluded from net income.


  Recent Accounting Pronouncements

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which was subsequently amended by SFAS No. 137 and SFAS No. 138. SFAS No. 137 and SFAS No. 138 defer the effective date of the pronouncement from fiscal years beginning June 15, 1999 to fiscal years beginning June 30, 2000 and amend the reporting and accounting standards for derivative instruments and for hedging activities. SFAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the purpose of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. Management believes that the adoption of SFAS No. 133, SFAS No. 137, and SFAS No. 138 will not have a material impact on the Bank's results of operations or financial condition.


2.   Commitments and Contingencies

     In order to meet the financing needs of its customers in the normal course of business, the Company is party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements. At June 30, 2000, the Company was committed to fund certain loans amounting to approximately $32,298,000. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Commitments generally have fixed expiration dates; however, since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Company upon an extension of credit is based on management's credit evaluation of the customer. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, residential real estate and income-producing commercial properties.

     The Bank is subject to legal actions normally associated with financial institutions. At June 30, 2000, neither the Company nor the Bank had any pending contingencies that would be material to the consolidated financial condition or results of operations of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     Background. The following discussion presents information about the consolidated results of operations, financial condition, liquidity and capital resources of the Company and the Bank, which is a wholly-owned subsidiary of the Company. Substantially all of the Company's operations are conducted by the Bank and the Bank accounts for substantially all of the Company's revenues. This information should be read in conjunction with the Company's quarterly unaudited consolidated financial statements and notes thereto contained earlier in this Report.

     Although the Company was not incorporated until January 7, 2000 and did not conduct any business operations until June 12, 2000, when it acquired 100% ownership of the Bank, for accounting purposes, the inception of the Company is deemed to have occurred on May 29, 1998, the date when the organizers of the Bank established an organizing committee to file necessary applications for regulatory approvals and begin preparations for the opening of the Bank. Pursuant to those regulatory approvals, the Bank was incorporated in November 1998 and it received its charter, completed the initial issuance and sale of its shares and commenced banking operations on March 1, 1999. As a result, prior to March 1, 1999, the Bank had no shares outstanding and generated no revenues from operations.

     The second quarter ended June 30, 1999 was our first quarter of operations; and during the first half of 1999, we had only four months of operations, from March 1, 1999 to June 30, 1999, when our operating results were adversely affected by non-recurring organizational and start-up expenses. As a result, readers of this Report are cautioned that comparisons of second quarter and six months ended June 30, 2000 to the corresponding periods of 1999 are of limited usefulness.

     This Report also contains information regarding operating trends and expectations regarding our future performance (which is referred to as "forward-looking information"). That information is subject to, and qualified by the discussion of, the uncertainties and risks contained below in the Section of this Report entitled "FORWARD LOOKING INFORMATION AND UNCERTAINTIES REGARDING FUTURE PERFORMANCE" and readers of this Report are urged to read that Section in it entirety.

  Overview of Recent Operating Results. We achieved rapid growth during the first half of 2000 and, although we sustained net losses of $235,300 or $0.06 per share and $447,700 or $0.12 per share in the second quarter and six months ended June 30, 2000, respectively, we did improve our operating results during those periods as compared to the corresponding periods of 1999 and also as compared to the last six months of 1999. Those losses were primarily attributable to increases in non-interest expense, primarily salaries and employee benefits, as we added personnel needed to serve our growing customer base and to implement marketing programs designed to attract new borrowers and depositors in our service areas. Those increases in non-interest expense more than offset increases we achieved in interest income and net interest income in the quarter and six months ended June 30, 2000. Set forth below are key financial performance ratios for the periods indicated:


                                                      Three months ended         Six months ended
                                                           June 30,                  June 30,
------------------------------------------------------------------------------------------------------
                                                      2000          1999          2000        1999
------------------------------------------------------------------------------------------------------
Return on average assets (1)                        (0.83)%       (6.01)%       (0.87)%        (9.35)%
Return on average shareholders' equity (1)          (5.46)%      (25.86)%       (5.76)%        (9.19)%
Net interest margin                                   4.91%         2.44%         4.49%          2.89%
Total Capital to risk weighted assets                26.00%        51.80%        26.00%         51.80%
Tier I Capital to risk weighted assets               25.10%        50.90%        25.10%         50.90%
Tier I Capital to average assets                     24.20%        22.20%        24.20%         22.20%
Allowance for credit losses to total loans            1.30%         1.90%         1.30%          1.90%
Loss per share                                     $ (0.06)     $  (0.23)      $ (0.12)       $ (0.41)

-------------
(1)  Annualized

Results of Operations

     Net Interest Income. Net interest income, the major source of our operating income, represents the difference between interest earned on interest earning assets and the interest paid on interest bearing liabilities. Net interest income, when expressed as a percentage of total average interest earning assets, is referred to as "net interest margin."

     We generated net interest income of $1,311,300 and $2,343,200, respectively, in the quarter and six months ended June 30, 2000. This compares to net interest income of $187,700 and $246,000, for the corresponding quarter and six months of 1999. These increases in net interest income were largely attributable to increases in interest income to $2,109,300 and $3,915,900, respectively, in the quarter and six months ended June 30, 2000, which more than offset increases in our interest expense in those same periods to $798,000 and $1,572,700, respectively. Those increases in interest income were largely attributable to increases of $80,302,700 and $70,202,100, respectively, in our average loan volume for those two periods, which generated $1,679,700 and $2,878,200, respectively, of additional interest income for us in the quarter and six months ended June 30, 2000 as compared to the same periods of 1999. The increases in interest expense were primarily attributable to increases of $46,636,600 and $53,491,400, respectively, in the average volume of our deposits during the quarter and six months ended June 30, 2000, compared to the corresponding periods of 1999. Our net interest margin for the quarter and six months ended June 30, 2000 improved to 4.91% and 4.49%, respectively, as compared to 2.44% and 2.89%, respectively, for the corresponding periods of 1999. Those improvements were largely attributable to the changes in the mix of earning assets to a greater proportion of loans on which we earn higher rates of interest than on other interest earning assets.

     Noninterest Income. Noninterest income consists of service charges on deposit accounts, mortgage banking income and other noninterest income. Non-interest income for the quarter and six months ended June 30, 2000 consisted primarily of loan origination and processing fees and yield spread premium generated by the mortgage banking division which originates conforming and non-conforming, agency quality, residential first and home equity mortgage loans. This division commenced operations in August 1999 and, therefore, a comparison of noninterest income for the first half of 2000 to noninterest income for the same period of 1999 is not meaningful.

     Noninterest Expense. Total noninterest expense for the quarter and six months ended June 30, 2000 were $1,731,500 and $3,082,700, respectively, as compared to $584,000 and $982,200, respectively, for the corresponding periods of 1999. Salaries and employee benefits are the largest components of noninterest expense and the increases in noninterest expense in the first half of 2000 were attributable primarily to the addition of experienced banking personnel required to meet the needs of our growing customer base. Other operating expense primarily consisted of stationary and supplies, advertising and messenger services and check charges for customers. For the quarters ended June 30, 2000 and 1999, annualized noninterest expense as a percentage of average earning assets was 6.45% and 7.57%, respectively.

Financial Condition

     Assets. Assets totaled $130,636,900 at June 30, 2000, as compared to $91,165,400 at December 31, 1999. The increase is largely attributable to increases in the volume of loans made during the six months ended June 30, 2000.

     Loans Held for Sale. Loans intended for sale in the secondary market totaled $2,700,000 at December 31, 1999 and $15,039,500 at June 30, 2000. This
increase was attributable primarily to the purchase of $9,370,800 of residential mortgage loans from an unrelated mortgage banking company during January 2000 as well as a $4,975,000 increase in outstanding loans attributable to the mortgage banking division. The purchased loans are carried at the lower of cost or estimated fair value in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.

     Loans. Loans outstanding at December 31, 1999 and June 30, 2000 were made to customers in Southern California, the primary market areas being Orange and Los Angeles Counties. The greatest concentrations were in real estate loans and commercial loans, which represent 56% and 35%, respectively, of the loan portfolio at June 30, 2000, as compared to 68% and 23%, respectively, at December 31, 1999.

     The loan portfolio consisted of the following at June 30, 2000 and December 31, 1999:

                                            June 30, 2000            December 31, 1999
                                       -----------------------    -----------------------
  Real estate loans                    $41,519,600      55.93%    $30,653,600      68.07%
  Commercial loans                      25,705,000      34.63%     10,471,600      23.25%
  Construction loans                     3,069,500       4.13%         90,600       0.20%
  Consumer loans                         3,939,000       5.31%      3,815,200       8.47%
                                       --------------------------------------------------
  Gross loans                           74,233,100     100.00%     45,031,000     100.00%
                                                      ========                   ========
  Deferred fee income                      126,000                     62,200
  Allowance for possible loan losses      (950,000)                  (750,000)
                                       -----------                -----------
          Loans, net                   $73,409,100                $44,343,200
                                       ===========                ===========

     The following table sets forth the maturity distribution of Bank's loan portfolio (excluding consumer loans) at June 30, 2000:

                                               Over One
                                                 Year
                                One Year       Through       Over Five
                                or Less       Five Years       Years        Total
                                --------      ----------     ---------      -----
Real estate loans
     Floating rate             $ 3,675,600    $ 1,616,500   $32,949,300   $38,241,400
     Fixed rate                         --      1,817,300     1,460,900     3,278,200
  Commercial loans
     Floating rate              16,844,700      4,919,100       139,700    21,903,500
     Fixed rate                  1,042,800      2,078,000       680,700     3,801,500
  Construction loans
     Floating rate               2,400,700             --            --     2,400,700
     Fixed rate                    668,800             --            --       668,800
                               -----------    -----------   -----------   -----------
       Total                   $24,632,600    $10,430,900   $35,230,600   $70,294,100
                               ===========    ===========   ===========   ===========

     Allowance for Loan Losses. The risk that borrowers will fail or be unable to repay their loans is an inherent part of the banking business. In order to recognize on a timely basis, to the extent practicable, losses that can result from such failures, banks establish an allowance for possible loan losses by means of periodic charges to income known as "provisions for loan losses."
Loans are charged against the allowance for loan losses when management believes that collection of the carrying amount of the loan has become unlikely.
Periodic additions are made to the allowance (i) to replenish and thereby maintain the adequacy of the allowance following the occurrence of loan losses, and (ii) to increase the allowance in response to increases in the volume of outstanding loans and deterioration in economic conditions or in the financial condition of borrowers. The Bank evaluates the adequacy of and makes provisions in order to maintain or increase the allowance for possible loan losses on a quarterly basis. As a result, provisions for possible loan losses will normally represent a recurring expense in future periods.

     The allowance for loan losses at December 31, 1999 was $750,000, which represented 1.6% of outstanding loans at that date. At June 30, 2000, the allowance had been increased to $950,000, which represented 1.3% of outstanding loans as of that date. The Bank carefully monitors changing economic conditions, the loan portfolio by category, borrowers' financial condition and the history of the portfolio in determining the adequacy of the allowance for loan losses. We are not currently aware of any information indicating that there will be material deterioration in our loan portfolio, and we believe that the allowance for loan losses at June 30, 2000 is adequate to provide for losses inherent in the portfolio. However, the allowance was established on the basis of estimates developed primarily from historical industry loan loss data because the Bank commenced operations in March 1999 and lacked historical data relating to the performance of loans in the loan portfolio. As a result, ultimate losses may vary from the estimates used to establish the allowance. Additionally, as the volume of loans increases, additional provisions for loan losses will be required to maintain the allowance for loan losses at levels deemed adequate. In addition, if economic conditions were to deteriorate, it would become necessary to increase the provision to an even greater extent.

     We also evaluate loans for impairment, where principal and interest is not expected to be collected in accordance with the contractual terms of the loan agreement. We measure and reserve for impairment on a loan by loan basis using either the present value of expected future cash flows discounted at the loan's effective interest rate, or the fair value of the collateral if the loan is collateral dependent. As of June 30, 2000, we had no loans classified as impaired. We exclude from our impairment calculations smaller, homogeneous loans such as consumer installment loans and lines of credit. Also, loans that experience insignificant payment delays or shortfalls are generally not considered impaired.

     A summary of the transactions in the allowance for loan losses for the six months ended June 30, 2000 and the year ended December 31, 1999 is as follows:

                                              June 30,          December 31,
                                                2000               1999
                                            --------------------------------

   Balance, beginning of period                    $750,000        $     --
   Provision for loan losses                        200,000         750,000
   Recoveries                                            --              --
   Amounts charged off                                   --              --
                                            -------------------------------
   Balance, end of period                          $950,000        $750,000
                                            ===============================

     Nonperforming Assets. There were no nonaccrual loans, restructured loans or loans which were considered impaired at December 31, 1999 or June 30, 2000.

     Deposits. At June 30, 2000 deposits totaled $96,302,700, which included $19,470,000 of certificates of deposits of $100,000 or more. By comparison deposits at December 31, 1999, totaled $74,500,200, which included $21,782,100 of certificates of deposit of $100,000 or more.

     Set forth below is maturity schedule of domestic time certificates of deposits outstanding at June 30, 2000:


                                          Certificates of Deposit     Certificates of Deposit of
         Maturities                            Under $100,000              $100,000 or more
----------------------------------             --------------              ----------------
Three Months or Less                               $  823,000                   $16,645,900
Over Three and though Six Months                    1,010,100                     1,119,400
Over Six through Twelve Months                      1,571,600                     1,256,400
Over Twelve Months                                    112,300                       448,300
                                               --------------              ----------------
                                                   $3,517,400                   $19,470,000
                                               ==============              ================

Liquidity

     The Company's liquidity needs are actively managed to insure sufficient funds are available to meet the ongoing needs of the Bank's customers. The Company projects the future sources and uses of funds and maintains sufficient liquid funds for unanticipated events. The primary sources of funds include payments on loans, the sale or maturity of investments and the growth in deposits. The primary uses of funds includes funding new loans, making advances on existing lines of credit, purchasing investments, funding deposit withdrawals and paying operating expenses. The Bank maintains funds in overnight federal funds and other short-term investments to provide for short term liquidity needs.

     Cash flow from financing activities, primarily representing increases in deposits and proceeds from the sale of common stock, totaled $39,603,100 for the six months ended June 30, 2000. Net cash used in operating activities, primarily representing the net loss for the six months ended June 30, 2000, totaled $312,000. Net cash used in investing activities, primarily representing increases in loans and loans held for sale, totaled $43,918,800.

     At June 30, 2000, liquid assets, which included cash and due from banks, federal funds sold, interest bearing deposits with financial institutions and unpledged securities available for sale (excluding Federal Reserve Bank stock) totaled $38,676,000 or 30% of total assets.

Investments and Investment Policy

     The investment policy, as established by the Board of Directors, is to provide for the liquidity needs of the Bank and to generate a favorable return on investments without undue interest rate risk, credit risk or asset concentrations.

     The Bank is authorized to invest in obligations issued or fully guaranteed by the United States government, certain federal agency obligations, certain time deposits, certain municipal securities and federal funds sold. It is our policy that there will be no trading account. The weighted average maturity of U.S. government obligations, federal agency securities and municipal obligations cannot exceed five years. Time deposits must be placed with federally insured financial institutions, cannot exceed $100,000 to any one institution and must have a maximum maturity of twenty-four months.

     Securities available for sale are those that we intend to hold for an indefinite period of time but that may be sold in response to changes in liquidity needs, changes in interest rates, changes in prepayment risks and other similar factors. The securities are recorded at fair value, with unrealized gains and losses excluded from earnings and reported as other comprehensive income.

     The following is a summary of the major components of securities available for sale and a comparison of the amortized cost, estimated fair values, and gross unrealized gains and losses as of June 30, 2000 and December 31, 1999:

                                   Amortized         Gross                Gross          Estimated
          June 30, 2000              Cost       Unrealized Gains   Unrealized (Losses)   Fair Value
-------------------------------   -----------   ----------------   -------------------   ----------
Available for Sale:
  U.S. Treasury securities and
   Obligations of U.S. Govt.      $4,461,800         $  --               $(10,000)       $4,451,800
   Agencies
  Federal Reserve Bank Shares     $  480,900            --                     --           480,900
---------------------------------------------------------------------------------------------------
              Total               $4,942,700         $  --               $(10,000)       $4,932,700
===================================================================================================

                                   Amortized         Gross                Gross          Estimated
        December 31, 1999            Cost       Unrealized Gains   Unrealized (Losses)   Fair Value
-------------------------------   -----------   ----------------   -------------------   ----------
Available for Sale:
   Obligations of U.S. Govt.
   Agencies                       $2,242,000         $  --                $(8,400)       $2,233,600
Federal Reserve Bank Shares       $  435,200            --                     --           435,200
---------------------------------------------------------------------------------------------------
              Total               $2,667,200         $  --                $(8,400)       $2,668,800
===================================================================================================

     At June 30, 2000, U.S. government agency securities with a carrying value of $745,300 were pledged to secure a discount line at the Federal Reserve Bank.

     The amortized cost and estimated fair value of debt securities at June 30, 2000 by contractual maturities are shown in the following table.

-----------------------------------------------------------------------------------------------------------------------
                                                                   Maturing
-----------------------------------------------------------------------------------------------------------------------
                                                   Over Three Months         Over One Year      Over Five      Total
    June 30, 2000       Three Months or less     through Twelve Months     Through Five Years     Years
-----------------------------------------------------------------------------------------------------------------------
Available for Sale,
amortized cost                  $750,000                $2,961,800             $750,000           $  --     $4,461,800
-----------------------------------------------------------------------------------------------------------------------
Available for Sale,
estimated fair value            $748,200                $2,958,400             $745,200              --      4,451,800
-----------------------------------------------------------------------------------------------------------------------

     The weighted average yield is 6.25% for securities maturing less than one year, 6.38% for securities maturing in one to five years and 6.0% for Federal Reserve Bank stock.

Asset/Liability Management

     The objective of asset/liability management is to reduce our exposure to interest rate fluctuations. We seek to achieve this objective by matching interest-rate sensitive assets and liabilities, and maintaining the maturity and repricing of these assets and liabilities at appropriate levels given the interest rate environment. Generally, if rate sensitive assets exceed rate sensitive liabilities, the net interest income will be positively impacted during a rising rate environment and negatively impacted during a declining rate environment. When rate sensitive liabilities exceed rate sensitive assets, the net interest income will generally be positively impacted during a declining rate environment and negatively impacted during a rising rate environment. However, because interest rates for different asset and liability products offered by depository institutions respond differently to changes in the interest rate environment, the gap is only a general indicator of interest rate sensitivity.

     The following table sets forth information concerning our rate sensitive assets and rate sensitive liabilities as of June 30, 2000. Such assets and liabilities are classified by the earlier of maturity or repricing date in accordance with their contractual terms. Certain shortcomings are inherent in the method of analysis presented in the following table. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees and at different times to changes in market interest rates. Rates on some assets and liabilities change in advance of changes in market rates of interest, while rates on other assets or liabilities may lag behind changes in market rates of interest. Also, loan prepayments and early withdrawals of certificates of deposit could cause the interest sensitivities to vary from those which appear in the table.

                                                      Over Three       Over One
                                          Three         Through          Year          Over            Non-
                                          Months        Twelve         Through         Five          Interest
                                         or Less        Months        Five Years       Years          Bearing          Total
                                       -----------    -----------    -----------    -----------    -------------    ------------
ASSETS
------
Interest-bearing deposits in
  other financial institutions         $   396,000    $   693,000    $      -       $      -       $        -       $  1,089,000
Securities available for sale              748,200      2,958,400        745,200                                       4,451,800
Federal Reserve Bank stock                    -              -              -           480,900             -            480,900
Federal Funds Sold                      27,016,000           -              -              -                -         27,016,000
Loans, gross                            69,730,300      7,897,500      8,863,700      2,907,100             -         89,398,600
Non-interest earning assets                   -              -              -              -           8,200,600       3,350,400
                                       -----------    -----------    -----------    -----------     ------------    ------------
       Total assets                    $97,890,500    $11,548,900    $ 9,608,900    $ 3,388,000     $  8,200,600    $130,636,900
                                       -----------    -----------    -----------    -----------     ------------    ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Noninterest-bearing deposits           $      -       $      -       $      -       $      -        $ 33,446,000    $ 33,446,000
Interest-bearing deposits               57,338,100      4,957,600        561,000           -                -         62,856,700
Long-term borrowings                          -              -              -              -                -               -
Other liabilities                             -              -              -              -             994,500         994,500
Stockholders' equity                          -              -              -              -          33,339,700      33,339,700
                                       -----------    -----------    -----------    -----------     ------------    ------------
       Total liabilities and
         stockholders equity           $57,338,100    $ 4,957,600    $   561,000    $     -         $ 67,780,200    $130,636,900
                                       -----------    -----------    -----------    -----------     ------------    ------------
Interest rate sensitivity gap          $40,552,400    $ 6,591,300    $ 9,047,900    $ 3,388,000     $(59,579,600)   $       -
                                       ===========    ===========    ===========    ===========     ============    ============
Cumulative interest rate
       Sensitivity gap                 $40,552,400    $47,143,700    $56,191,600    $59,579,600     $       -       $       -
                                       ===========    ===========    ===========    ===========     ============    ============
Cumulative % of rate sensitive
 assets in maturity period                  74.93%         83.78%         91.13%          0.00%          244.76%             N/A
                                       ===========    ===========    ===========    ===========     ============    ============
Rate sensitive assets to rate
  sensitive liabilities                       1.71           2.33          17.13            N/A              N/A
                                       ===========    ===========    ===========    ===========     ============
Cumulative ratio                              1.71           1.76           1.89           1.95              N/A
                                       ===========    ===========    ===========    ===========     ============

     At June 30,2000, our rate sensitive balance sheet was shown to be in a positive gap position. This implies that our earnings would increase in the short-term if interest rates rise and would decline in the short-term if interest rates were to fall. However, as noted above, this may not necessarily be the case depending on how quickly rate sensitive assets and liabilities react to interest rate changes.

Capital Resources

     The Company is subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can lead to certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's operating results or financial condition. Under capital adequacy guidelines and the regulatory framework for prompt corrective action that apply to all bank holding companies and FDIC insured banks in the United States, the Company (on a consolidated basis) and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Company (on a consolidated basis) and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes that, as of June 30, 2000, the Company (on a consolidated basis) and the Bank met all capital adequacy requirements to which they are subject.

     On March 1, 1999, the Bank sold 2,090,628 shares of its common stock for approximately $8,298,300 in an initial public offering, net of approximately $64,200 in related expense. In November 1999, the Bank completed a second offering in which it sold a total of 1,629,534 shares for approximately $10,720,900, net of approximately $278,500 in related expenses. The Company sold a total of 2,611,608 shares in its initial public offering, commenced during the second quarter of 2000, from which it realized proceeds of approximately $18,690,000, net of approximately $2,200,000 in underwriting commissions and discounts and other related expenses.

     As of June 30, 2000, based on applicable capital regulations, the Bank is categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table. There are no conditions or events that management believes have changed the Bank's category.

                                                                                        To be Well Capitalized
                                                             For Capital               Under Prompt Corrective
                                   Actual                 Adequacy Purposes               Action Provisions
                            --------------------   -----------------------------   -------------------------------
                              Amount      Ratio      Amount           Ratio           Amount           Ratio
                            -----------   ------   ----------   ----------------   ------------   ----------------
Total Capital to Risk
   Weighted Assets.......   $28,348,300    26.0%   $8,722,100   (Greater than or   $10,902,700    (Greater than or
                                                                equal to) 8.0%                    equal to) 10.0%
Tier I Capital to Risk
   Weighted Assets.......    27,398,300    25.1%    4,361,100   (Greater than or     6,541,600    (Greater than or
                                                                equal to) 4.0%                    equal to) 6.0%
Tier I Capital to
   Average Assets........    27,398,300    24.2%    4,524,500   (Greater than or     5,655,700    (Greater than or
                                                                equal to) 4.0%                    equal to) 5.0%

     The Company intends to retain any earnings to support our future growth and, therefore, does not intend to pay dividends for at least the foreseeable future. In addition, the Bank has agreed with the FDIC to maintain a Tier 1 Capital to Average Assets ratio of at least eight percent until February 28, 2002.

ITEM 3.  MARKET RISK

     Market risk is the risk of loss to future earnings, to fair values of assets or to future cash flows that may result from changes in the price or value of a financial instrument. The value of a financial instrument may change as a result of changes in interest rates and other market conditions. Market risk is attributed to all market risk sensitive financial instruments, including loans, investment securities, deposits and borrowings. We do not engage in trading activities or participate in foreign currency transactions for our own account. Accordingly, our exposure to market risk is primarily a function of our asset and liability management activities and of changes in market rates of interest. Changes in rates can cause or require increases in the rates we pay on deposits that may take effect more rapidly or may be greater than the increases in the interest rates we are able to charge on loans and the yields that we can realize on our investments. The extent of that market risk depends on a number of variables including the sensitivity to changes in market interest rates and the maturities of our interest earning assets and our deposits. See "Asset/Liability Management."

FORWARD LOOKING INFORMATION AND UNCERTAINTIES REGARDING FUTURE PERFORMANCE

     This Report, including Management's Discussion and Analysis of Financial Condition and Results of Operations, contains certain forward-looking information, which reflects management's current views of future financial performance. The forward-looking information is subject to certain risks and uncertainties, including but not limited to the following:

     Increased Competition. Increased competition from other financial institutions, mutual funds and securities brokerage and investment banking firms that offer competitive loan and investment products could require us to reduce interest rates and loan fees to attract new loans or to increase interest rates that we offer on time deposits, either or both of which could, in turn, reduce interest income and net interest margins.

     Possible Adverse Changes in Local Economic Conditions. Adverse changes in local economic conditions could (i) reduce loan demand which could, in turn, reduce interest income and net interest margins; (ii) adversely affect the financial capability of borrowers to meet their loan obligations which, in turn, could result in increases in loan losses and require increases in provisions made for possible loan losses, thereby adversely affecting operating results; and (iii) lead to reductions in real property values that, due to our reliance on real property to secure many of our loans, could make it more difficult for us to prevent losses from being incurred on non-performing loans through the sale of such real properties.

     Possible Adverse Changes in National Economic Conditions and FRB Monetary Policies. Changes in national economic conditions, such as increases in inflation or declines in economic output often prompt changes in Federal Reserve Board monetary policies that could increase the cost of funds to us and reduce our net interest margins, particularly if we are unable, due to competitive pressures or the rate insensitivity of earning assets, to effectuate commensurate increases in the rates we are able to charge on existing or new loans.

     Changes in Regulatory Policies. Changes of federal and state bank regulatory policies, such as increases in capital requirements or in loan loss reserve or in asset/liability ratio requirements, could adversely affect earnings by reducing yields on earning assets or increasing operating costs.

     Effects of Growth. It is our intention to take advantage of opportunities to increase our business, either through acquisitions of other banks or the establishment of new banking offices. If we do acquire any other banks or open any additional banking offices we are likely to incur additional operating costs that may adversely affect our operating results, at least on an interim basis, until any acquired bank is integrated into our operations or the new banking offices are able to achieve profitability.

     Due to these and other possible uncertainties and risks, readers are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report, or to make predictions based solely on historical financial performance.

     Readers of this Report are also urged to review the Section entitled "Risk Factors" in the Prospectus dated June 14, 2000, included in our S-1 Registration Statement filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended.

                          PART II - OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     The Company sold a total of 2,611,608 shares of its common stock its initial public stock offering stock commenced in June 2000. That offering was registered on a Form S-1 Registration Statement (File No. 333-33452) filed by the Company with the Securities and Exchange Commission under the Securities Act of 1933. That Registration Statement was declared effective on June 14, 2000, 2,500,000 of the shares in the offering were sold on June 20, 2000 and the other 111,608 shares were sold on July 10, 2000 pursuant to the underwriter's overallotment option. The proceeds of the offering totaled $18,690,000, net of underwriting discounts and other offering expenses which totaled approximately approximately $2,200,000. In the quarter ended June 30, 2000, the Company contributed $11,854,500 of those net proceeds to the Bank to be used to fund new loans and the acquisition of other interest earning assets. The remaining net proceeds have been invested in short-term investment grade instruments and are available to fund the Company's working capital requirements. These uses of the net proceeds do not represent a material change from the uses thereof described in the Company's Registration Statement.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

           (a)  Exhibits

                27. Financial Data Schedule

           (b)  Reports filed on Form 8-K

                None

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATE:  August 10, 2000          Pacific Mercantile Bancorp


                                By:  /S/  Daniel L. Erickson
                                    ---------------------------
                                    Daniel L. Erickson
                                    E.V.P./C.F.O.
                                    (Principal Financial and
                                    Accounting Officer)

                               INDEX TO EXHIBITS



     Exhibit                                              Sequentially
     Number             Description                       Numbered Page
     ------             -----------                       -------------

       27               Financial Data Schedule