Form 10-Q
period 2000-09-30
PACIFIC MERCANTILE BANCORP
filed 2000-11-14
CIK 1109546

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 ------------

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            September 30, 2000
                              -------------------------------------------------
                                          OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _________________

                        Commission file number 0-30777
                                              ---------

                          PACIFIC MERCANTILE BANCORP
                     -------------------------------------
            (Exact name of Registrant as specified in its charter)

            CALIFORNIA                                     33-0898238
 -----------------------------------------      --------------------------------
  (State or other jurisdiction of                (I.R.S. Employer Identification
  incorporation or organization)                             Number)


   450 NEWPORT CENTER DRIVE, SUITE 100,                       92660
        NEWPORT BEACH, CALIFORNIA
 -----------------------------------------      --------------------------------
 (Address of principal executive offices)                  (Zip Code)



                                (949) 644-8040
                              ------------------
             (Registrant's telephone number, including area code)

                                Not Applicable
                            ----------------------
             (Former name, former address and former fiscal year,
                         if changed, since last year)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.
YES X . NO ____.
   ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:


    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            6,332,020 shares of Common Stock as of October 31, 2000

                          PACIFIC MERCANTILE BANCORP

                         QUARTERLY REPORT ON FORM 10Q
                                      FOR
                     THE QUARTER ENDED SEPTEMBER 30, 2000

                               TABLE OF CONTENTS

                                                                                                                Page No.
                                                                                                                -------
Part I.   Financial Information

          Item 1.  Financial Statements.......................................................................     3

                   Consolidated Statements of Financial Condition
                   September 30, 2000 and December 31, 1999...................................................     3

                   Consolidated Statements of Operations
                   Three months and nine months ended September 30, 2000 and 1999.............................     4

                   Consolidated Statements of Comprehensive Income (Loss)
                   Three months and nine months ended September 30, 2000 and 1999.............................     5

                   Consolidated Statements of Cash Flows
                   Three months and nine months ended September 30, 2000 and 1999.............................     6

                   Notes to Consolidated Financial Statements.................................................     7

          Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations......     9

          Item 3.  Market Risk................................................................................    16

          Forward Looking Statements and Uncertainties Regarding Future Performance...........................    16

Part II.  Other Information...................................................................................    17

          Item 2.  Changes in Securities and Use of Proceeds..................................................    17

          Item 6.  Exhibits and Reports on Form 8-K...........................................................    17

Signatures

Exhibit Index

Exhibit 27 Financial Data Schedule

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   PACIFIC MERCANTILE BANCORP AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                            September 30,         December 31,
                                                                2000                 1999
                                                             (Unaudited)
                                                           --------------        -------------
ASSETS
Cash and due from banks                                     $   6,917,100        $   2,531,200
Federal funds sold                                             45,670,000           35,967,000
                                                            -------------        -------------
   Cash and cash equivalents                                   52,587,100           38,498,200
Interest earning deposits with                                  1,188,000            1,386,000
financial institutions
Securities available for sale, at fair value                    4,525,300            2,668,800
Loans held for sale, at lower of cost or market                 8,461,900            2,700,000
Loans, net                                                     81,966,000           44,343,200
Accrued interest receivable                                       662,300              221,100
Premises and equipment, net                                     1,320,500            1,178,300
Other assets                                                      413,900              169,800
                                                            -------------        -------------
Total Assets                                                $ 151,125,000        $  91,165,400
                                                            =============        =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
   Noninterest-bearing                                      $  35,314,600        $  16,607,800
   Interest-bearing                                            79,403,800           57,892,400
                                                            -------------        -------------
   Total deposits                                             114,718,400           74,500,200
Accrued interest payable                                           75,100               51,600
Security sold under agreement to repurchase                     1,296,500                   --
Other liabilities                                                 715,900              595,200
                                                            -------------        -------------
   Total liabilities                                          116,805,900           75,147,000
                                                            -------------        -------------
Commitments and contingencies (Note 2)                                 --                   --

Stockholders' equity:

Preferred stock, no par value,
2,000,000 shares authorized; none issued                               --                   --

Common stock, no par value, 10,000,000
shares authorized; 6,332,020 and 3,720,162 shares issued
and outstanding September 30, 2000 and December 31,
1999, respectively                                             37,575,400           19,019,200

Accumulated deficit                                            (3,253,000)          (2,992,400)

Accumulated other comprehensive loss, net                          (3,300)              (8,400)
                                                            -------------        -------------
   Total stockholders' equity                                  34,319,100           16,018,400
                                                            -------------        -------------
Total Liabilities and Stockholders' Equity                  $ 151,125,000        $  91,165,400
                                                            =============        =============

                   PACIFIC MERCANTILE BANCORP AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)

                                                                         Three Months Ended               Nine Months Ended
                                                                            September 30,                   September 30,
-------------------------------------------------------------------------------------------------------------------------------
                                                                        2000            1999           2000            1999
                                                                        ----            ----           ----            ----
Interest income:
Loans, including fees                                               $  1,974,500      $  198,200    $ 4,929,400    $    274,900
Federal funds sold                                                       656,100         391,000      1,491,900         724,300
Securities available for sale                                             82,200          10,500        169,100          15,500
Interest earning deposits with financial institutions                     19,000          14,900         57,300          25,000
Other                                                                          -          37,000              -          64,100
                                                                    -----------------------------------------------------------
     Total interest income                                             2,731,800         651,600      6,647,700       1,103,800
                                                                    -----------------------------------------------------------
Interest expense:

Deposits                                                                 906,300         291,400      2,479,000         496,500
Other borrowings                                                          14,800               -         14,800           1,100
                                                                    -----------------------------------------------------------
     Total interest expense                                              921,100         291,400      2,493,800         497,600
                                                                    -----------------------------------------------------------
Net interest income                                                    1,810,700         360,200      4,153,900         606,200
Provision for loan losses                                                100,000         130,000        300,000         250,000
                                                                    -----------------------------------------------------------
Net interest income after provision for loan losses                    1,710,700         230,200      3,853,900         356,200
                                                                    -----------------------------------------------------------
Noninterest income:

     Service charges and fees                                             44,700           2,200         97,100           4,900
     Mortgage banking                                                    150,800          33,300        472,100          33,300
     Other                                                                14,000           4,100        102,800           4,500
                                                                    -----------------------------------------------------------
     Total noninterest income                                            209,500          39,600        672,000          42,700
                                                                    -----------------------------------------------------------
Noninterest expense:

     Salaries and employee benefits                                      880,100         496,900      2,647,600         990,500
     Occupancy expense                                                   146,900          82,700        418,900         209,100
     Equipment expense                                                   107,100          58,800        316,800         101,500
     Professional fees                                                   184,900         129,300        491,100         226,200
     Other operating expense                                             382,500         206,900        909,700         429,500
                                                                    -----------------------------------------------------------
     Total noninterest expense                                         1,701,500         974,600      4,784,100       1,956,800
                                                                    -----------------------------------------------------------
Income (loss) before income taxes                                        218,700        (704,800)      (258,200)     (1,557,900)
Income tax expense                                                         1,600               -          2,400             800
                                                                    -----------------------------------------------------------
Net income (loss)                                                   $    217,100      $ (704,800)   $  (260,600)   $ (1,558,700)
                                                                    ===========================================================
Weighted average number of shares outstanding                          6,321,102       2,103,705      4,684,720       2,095,034
                                                                    ===========================================================
Net income (loss) per share                                         $       0.03      $    (0.34)   $     (0.06)   $      (0.74)
                                                                    ===========================================================

                   PACIFIC MERCANTILE BANCORP AND SUBSIDIARY
            CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                                           (Unaudited)

                                                        Three Months Ended                  Nine Months Ended
                                                             September 30,                     September 30,
-----------------------------------------------------------------------------------------------------------------
                                                       2000             1999              2000            1999
                                                       ----             ----              ----            ----
Net income (loss)                                      $   217,100  $  (704,800)       $ (260,600)   $ (1,558,700)
Other comprehensive income (loss), net of tax:
  Unrealized gain (loss) on securities available for
    sale,net of tax effect                                   6,700       (2,200)            5,100          (2,200)
-----------------------------------------------------------------------------------------------------------------
Total comprehensive income (loss)                      $   223,800  $  (707,000)       $ (255,500)   $ (1,560,900)
=================================================================================================================

                   PACIFIC MERCANTILE BANCORP AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                                                                                        Nine months ended
                                                                                                          September 30,
------------------------------------------------------------------------------------------------------------------------------
                                                                                                      2000             1999
                                                                                               --------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                                                                    $     (260,600)    $ (1,558,700)
   Adjustments to reconcile net loss to net cash used
        in operating activities:
     Depreciation and amortization                                                                    304,100          118,600
     Provision for loan losses                                                                        300,000          250,000
     Net amortization (accretion) premiums (discounts) on investment securities                         3,900             (500)
     Net loss on sale of equipment                                                                      2,200                -
     Net change in accrued interest receivable                                                       (441,200)        (111,700)
     Net change in other assets                                                                      (244,100)        (173,900)
     Net change in accrued interest payable                                                            23,500           37,000
     Net change in other liabilities                                                                  120,700          153,600
------------------------------------------------------------------------------------------------------------------------------
          Net cash used in operating activities                                                      (191,500)      (1,285,600)
------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES

   Net decrease (increase) in interest earning deposits with financial                                198,000       (1,386,000)
   institutions
   Proceeds from maturities of securities available for sale                                          750,000                -
   Purchase of securities available for sale                                                       (2,605,300)      (2,490,800)
   Net increase in loans held for sale                                                             (5,761,900)      (2,723,400)
   Net increase in loans                                                                          (37,922,800)     (14,188,000)
   Proceeds from sale of premises and equipment                                                        10,300                -
   Purchase of premises and equipment                                                                (458,800)      (1,024,700)
------------------------------------------------------------------------------------------------------------------------------
          Net cash used in investing activities                                                   (45,790,500)     (21,812,900)
------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES

   Net increase in deposits                                                                        40,218,200       43,651,600
   Net increase in security sold under agreement to repurchase                                      1,296,500                -
   Proceeds from sale of common stock, net of offering expenses                                    18,555,200       16,307,400
   Proceeds from exercise of stock options                                                              1,000                -
   Repayment of advances from founders                                                                      -         (470,000)
------------------------------------------------------------------------------------------------------------------------------
          Net cash provided by financing activities                                                60,070,900       59,489,000
------------------------------------------------------------------------------------------------------------------------------

Increase in cash and cash equivalents                                                              14,088,900       36,390,500
Cash and cash equivalents, beginning of period                                                     38,498,200          177,300
------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                                       $   52,587,100     $ 36,567,800
==============================================================================================================================

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
   Unrealized (gain) loss on investment securities, available-for-sale, net of tax             $       (5,100)    $      2,200
   Cash paid for interest on deposits and other borrowings                                     $    2,538,000     $    460,600
   Cash paid for income taxes                                                                  $        2,400     $        800

                   PACIFIC MERCANTILE BANCORP AND SUBSIDIARY
                  Notes to Consolidated Financial Statements
                                  (Unaudited)

 1. Nature of Business and Significant Accounting Policies

         Organization

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all footnotes as would be necessary for a fair presentation of financial position, results of operations, changes in cash flows and comprehensive income
(loss) in conformity with generally accepted accounting principles. However, these interim financial statements reflect all normal recurring adjustments which, in the opinion of the management, are necessary for a fair presentation of the results for the interim periods presented. All such adjustments were of a normal recurring nature. The financial position at September 30, 2000, and the results of operations for the nine month period ended September 30, 2000 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the full year ending December 31, 2000. These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles on a basis consistent with the Company's audited financial statements, and these interim financial statements should be read in conjunction with the Company's audited financial statements as of and for the year ended December 31, 1999 and the notes thereto included in the Company's Registration Statement on Form S-1 filed under the Securities Act of 1933, as amended, as such Registration Statement was declared effective on June 14, 2000.

         The consolidated financial statements include the accounts of Pacific Mercantile Bancorp and its wholly owned subsidiary Pacific Mercantile Bank (which together shall be referred to as the "Company"). The Company is a bank holding company which was incorporated on January 7, 2000 in the State of California. Pacific Mercantile Bank (the "Bank") is a banking company which was formed on May 29, 1998, incorporated November 18, 1998 in the State of California and commenced operations on March 1, 1999. The Bank is chartered by the California Department of Financial Institutions (the "DFI") and is a member of the Federal Reserve Bank of San Francisco ("FRB"). In addition, its customers' deposit accounts are insured by the Federal Deposit Insurance Corporation ("FDIC").

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

         Loans

         At September 30, 2000, the Company had no nonaccrual, impaired, or restructured loans and had $74,000 of loans with principal more than 90 days past due that were still accruing interest.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.-)

         Income (Loss) Per Share

         Basic income (loss) per share for each of the periods presented was computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding during each such period. The weighted average number of shares used in the loss per share computation for the nine month periods ended September 30, 2000 and 1999 was 4,684,720 and 2,095,034, respectively. The weighted average number of shares used in the income (loss) per share computation for the three months ended September 30, 2000 and 1999 was 6,321,102 and 2,103,705, respectively. The Company's common stock equivalents are anti-dilutive for both the three months and the nine months ended September 30, 2000 and 1999, respectively, and are therefore, not included in the income
(loss) per share calculations.

         Comprehensive Income (Loss)

         Components of comprehensive income (loss) include non-ownership related revenues, expenses, gains, and losses that under generally accepted accounting principles are included in equity but excluded from net income.

         Recent Accounting Pronouncements

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which was subsequently amended by SFAS No. 137 and SFAS No. 138. SFAS No. 137 and SFAS No. 138 defer the effective date of the pronouncement from fiscal years beginning June 15, 1999 to fiscal years beginning June 30, 2000 and amend the reporting and accounting standards for derivative instruments and for hedging activities. SFAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the purpose of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. Management believes that the adoption of SFAS No. 133, SFAS No. 137, and SFAS No. 138 will not have a material impact on the Company's results of operations or financial condition.

2.       Commitments and Contingencies

         In order to meet the financing needs of its customers in the normal course of business, the Company is party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements. At September 30, 2000, the Company was committed to fund certain loans amounting to approximately $30,446,000. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Commitments generally have fixed expiration dates; however, since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Company upon an extension of credit is based on management's credit evaluation of the customer. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, residential real estate and income-producing commercial properties.

         The Company and the Bank are subject to legal actions normally associated with financial institutions. At September 30, 2000, neither the Company nor the Bank had any pending contingencies that would be material to the consolidated financial condition or results of operations of the Company.

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

         Although the Company was not incorporated until January 7, 2000 and did not conduct any business operations until June 12, 2000, when it acquired 100% ownership of the Bank, for accounting purposes the inception of the Company is deemed to have occurred on May 29, 1998, the date when the organizers of the Bank established an organizing committee to file necessary applications for regulatory approvals and begin preparations for the opening of the Bank. Pursuant to those regulatory approvals, the Bank was incorporated in November 1998 and it received its charter, completed the initial issuance and sale of its shares and commenced banking operations on March 1, 1999. As a result, prior to March 1, 1999, the Bank had no shares outstanding and had generated no revenues from operations.

         The second quarter ended June 30, 1999 was our first quarter of operations; and during the nine months of 1999, we had only seven months of operations, from March 1, 1999 to September 30, 1999, when our operating results were adversely affected by non-recurring organizational and start-up expenses. As a result, readers of this Report are cautioned that comparisons of the three month and nine month periods ended September 30, 2000 to the corresponding periods of 1999 are of limited usefulness.

         This Report also contains information regarding operating trends and expectations regarding our future performance (which is referred to as "forward-looking information"). That information is subject to the uncertainties and risks described below in the Section of this Report entitled "Forward Looking Information and Uncertainties Regarding Future Performance" and readers of this Report are urged to read that Section in its entirety.

         Overview of Recent Operating Results. We generated net income of $217,100, or $0.03 per share, for the third quarter of 2000 as compared to a net loss of $704,800 for the third quarter of 1999. This improvement was due largely to increases in interest income and non-interest (largely fee) income that were primarily attributable to the increases we achieved in the volume of our loans and other interest-earning assets and the expansion of our mortgage loan operations. On a per share basis, we generated earnings of $0.03 in the third quarter of 2000, as compared to a loss of $0.34 in the same quarter of 1999. Those per share figures are based on weighted-average shares outstanding of 6,321,102 in the third quarter of 2000, as compared to 2,103,705 during the same quarter of 1999, an increase that was due to the completion of a public offering in June 2000 in which we sold a total of 2,611,608 shares.

         Operating results also improved significantly for the nine months ended September 30, 2000. During that period, the Company incurred a net loss of $260,600 or $0.06 per share, as compared to a net loss of $1,558,700 or $0.74 per share for the same period of 1999. However, since the Company commenced operations in March of 1999, operating results for the nine months ended September 30, 1999 included only seven months of business operations, as compared to nine full months of business operations in 2000. Set forth below are key financial performance ratios for the periods indicated:

                                                         Three months ended               Nine months ended
                                                             September 30,                   September 30,
------------------------------------------------------------------------------------------------------------------
                                                         2000            1999            2000            1999
------------------------------------------------------------------------------------------------------------------
Return on average assets (1)                             0.60%          (6.16)%         (0.27)%          (7.50)%
Return on average shareholders' equity (1)               2.56%         (40.06)%         (1.57)%         (36.43)%
Net interest margin                                      4.95%           3.15%           4.41 %           2.92 %
Income (loss) per share                              $   0.03       $   (0.34)        $ (0.06)       $   (0.74)

____________
(1)  Annualized

Results of Operations

         Net Interest Income. Net interest income, the major source of our operating income, represents the difference between interest earned on interest-earning assets and the interest paid on interest-bearing liabilities. Net interest income, when expressed as a percentage of total average interest earning assets, is referred to as "net interest margin."

         We generated net interest income of $1,810,700 and $4,153,900, respectively, in the quarter and nine months ended September 30, 2000. This compares to net interest income of $360,200 and $606,200, for the corresponding quarter and nine months of 1999. These increases in net interest income were largely attributable to increases in interest income of $2,080,200 and $5,543,900, respectively in the quarter and nine months ended September 30, 2000, which more than offset increases in our interest expense in those same periods of $629,700 and $1,996,200, respectively. Those increases in interest income were largely attributable to increases of $79,373,800 and $73,162,400, respectively, in our average loan volume for those two periods, which generated $1,776,300 and $4,654,500 of additional interest income for us in the quarter and nine months ended September 30, 2000 as compared to the same periods of 1999. The increases in interest expense were primarily attributable to increases of $54,823,600 and $53,919,200, respectively, in the average volume of our interest-bearing deposits during the quarter and nine months ended September 30, 2000, compared to the corresponding periods of 1999. Our net interest margin for the quarter and nine months ended September 30, 2000 improved to 4.95% and 4.41%, respectively, as compared to 3.15% and 2.92%, respectively, for the corresponding periods of 1999. Those improvements were largely attributable to the changes in the mix of earning assets to a greater proportion of loans on which we earn higher rates of interest than on other interest earning assets.

         Noninterest Income. Noninterest income consists of service charges on deposit accounts, mortgage banking income and other noninterest income. Noninterest income for the quarter and nine months ended September 30, 2000 consisted primarily of loan origination and processing fees and yield spread premium generated by the mortgage banking division which originates conforming and non-conforming, agency quality, residential first and home equity mortgage loans. This division commenced operations in August 1999 and, therefore, a comparison of noninterest income for the first nine months of 2000 to noninterest income for the same period of 1999 is not meaningful.

         Noninterest Expense. Total noninterest expense for the quarter and nine months ended September 30, 2000 were $1,701,500 and $4,784,100, respectively, as compared to $974,600 and $1,956,800, respectively, for the corresponding periods of 1999. Salaries and employee benefits are the largest components of noninterest expense and the increases in noninterest expense in the first nine months of 2000 were attributable primarily to the addition of experienced banking personnel required to meet the needs of our growing customer base. Other operating expense primarily consisted of stationary and supplies, advertising and messenger services, data processing, and check charges for customers. For the quarters ended September 30, 2000 and 1999, annualized noninterest expense as a percentage of average assets was 4.65% and 8.51%, respectively.

Financial Condition

         Assets. Assets totaled $151,125,000 at September 30, 2000, as compared to $91,165,400 at December 31, 1999. The increase is largely attributable to increases in the volume of loans made during the nine months ended September 30, 2000.

         Loans Held for Sale. Loans intended for sale in the secondary market totaled $8,461,900 at September 30, 2000 and $2,700,000 at December 31, 1999.
This increase was attributable primarily to the purchase of $9,370,800 of residential mortgage loans from an unrelated mortgage banking company during January 2000, some of which have been subsequently sold, as well as a $4,185,200 increase in outstanding loans attributable to the activities of our mortgage banking division. The purchased loans are carried at the lower of cost or estimated fair value in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.

         Loans. Loans outstanding at December 31, 1999 and September 30, 2000 were made to customers in Southern California, the primary market areas being Orange and Los Angeles Counties. The greatest concentration was in real estate loans and commercial loans, which represent 59% and 33%, respectively, of the loan portfolio at September 30, 2000, as compared to 68% and 23%, respectively, at December 31, 1999.

     The loan portfolio consisted of the following at September 30, 2000 and December 31, 1999:

                                               September 30,                        December 31,
                                                    2000             Percent             1999               Percent
                                              ---------------------------------------------------------------------
     Real estate loans                        $   48,791,900          58.88%       $   30,653,600            68.07%
     Commercial loans                             27,137,500          32.75%           10,471,600            23.25%
     Construction loans                            3,232,000           3.90%               90,600             0.21%
     Consumer loans                                3,707,200           4.47%            3,815,200             8.47%
                                              --------------         -------       --------------           -------
          Gross loans                             82,868,600         100.00%           45,031,000           100.00%
                                                                     =======                                =======
        Deferred fee income                          142,900                               62,200
        Allowance for loan losses                 (1,045,500)                            (750,000)
                                              --------------                       --------------
          Loans, net                          $   81,966,000                       $   44,343,200
                                              ==============                       ==============

     The following table sets forth the maturity distribution of the Bank's loan portfolio (excluding consumer loans) at September 30, 2000:

                                                         Over One
                                                           Year
                                       One Year          Through                Over Five
                                       or Less          Five Years               Years              Total
                                       -------          ----------               -----              -----
     Real estate loans
        Floating rate              $    7,476,700     $   2,608,200         $  35,386,900      $   45,471,800
        Fixed rate                             --         1,863,000             1,457,100           3,320,100
     Commercial loans
        Floating rate                  18,962,300         4,523,900               112,900          23,599,100
        Fixed rate                        516,500         2,361,500               660,400           3,538,400
     Construction loans
        Floating rate                   2,279,600                --                    --           2,279,600
        Fixed rate                        952,400                --                    --             952,400
                                   --------------     -------------         -------------      --------------
          Total                    $   30,187,500     $  11,356,600         $  37,617,300      $   79,161,400
                                   ==============     =============         =============      ==============

     Allowance for Loan Losses. The risk that borrowers will fail or be unable to repay their loans is an inherent part of the banking business. In order to recognize on a timely basis, to the extent practicable, losses that can result from such failures, banks establish an allowance for loan losses by means of periodic charges to income known as "provisions for loan losses." Loans are charged against the allowance for loan losses when management believes that collection of the carrying amount of the loan, either in whole or in part, has become unlikely. Periodic additions are made to the allowance (i) to replenish and thereby maintain the adequacy of the allowance following the occurrence of loan losses, and (ii) to increase the allowance in response to increases in the volume of outstanding loans and deterioration in economic conditions or in the financial condition of borrowers. The Bank evaluates the adequacy of and makes provisions in order to maintain or increase the allowance for loan losses on a quarterly basis. As a result, provisions for loan losses will normally represent a recurring expense.

     The allowance for loan losses at December 31, 1999 was $750,000, which represented 1.6% of outstanding loans at that date. At September 30, 2000, the allowance had been increased to $1,045,500, which represented 1.1% of outstanding loans as of that date. The Bank carefully monitors changing economic conditions, the loan portfolio by category, borrowers' financial condition and the history of the portfolio in determining the adequacy of the allowance for loan losses. We are not currently aware of any information indicating that there will be material deterioration in our loan portfolio, and we believe that the allowance for loan losses at September 30, 2000 is adequate to provide for losses inherent in the portfolio. However, the allowance was established on the basis of estimates developed primarily from historical industry loan loss data because the Bank commenced operations in March 1999 and lacks historical data relating to the performance of loans in its loan portfolio. As a result, ultimate losses may vary from the estimates used to establish the allowance. Additionally, as the volume of loans increases, additional provisions for loan losses will be required to maintain the allowance at levels deemed adequate. In addition, if economic conditions were to deteriorate, it would become necessary to increase the provision to an even greater extent.

         We also evaluate loans for impairment, where principal and interest is not expected to be collected in accordance with the contractual terms of the loan agreement. We measure and reserve for impairment on a loan by loan basis using either the present value of expected future cash flows discounted at the loan's effective interest rate, or the fair value of the collateral if the loan is collateral dependent. As of September 30, 2000, we had no loans classified as impaired. We exclude from our impairment calculations smaller, homogeneous loans such as consumer installment loans and lines of credit. Also, loans that experience insignificant payment delays or payment shortfalls are generally not considered impaired.

         A summary of the transactions in the allowance for loan losses for the nine months ended September 30, 2000 and the year ended December 31, 1999 is as follows:

                                           September 30,   December 31,
                                                2000           1999
                                           ----------------------------
     Balance, beginning of period           $  750,000      $       --
     Provision for loan losses                 300,000         750,000
     Recoveries                                     --              --
     Amounts charged off                         4,500              --
                                           ----------------------------
     Balance, end of period                 $1,045,500      $  750,000
                                           ============================

         Nonperforming Assets. There were no nonaccrual loans, restructured loans or loans which were considered impaired at December 31, 1999 or September 30, 2000.

         Deposits. At September 30, 2000 deposits totaled $114,718,400, which included $21,607,000 of certificates of deposits of $100,000 or more. By comparison, deposits at December 31, 1999, totaled $74,500,200, which included $21,782,100 of certificates of deposit of $100,000 or more.

         Set forth below is maturity schedule of domestic time certificates of deposits outstanding at September 30, 2000:

                                                  Certificates of Deposit      Certificates of Deposit of
             Maturities                               Under $100,000               $100,000 or more
     -------------------------------------            --------------               ----------------
     Three Months or Less                              $  1,144,000                  $ 17,658,300
     Over Three and though Six Months                     1,189,300                     1,791,100
     Over Six through Twelve Months                       1,316,800                     1,670,100
     Over Twelve Months                                     128,500                       487,500
                                                      --------------               ----------------
              Total                                    $  3,778,600                  $ 21,607,000
                                                      ==============               ================

Liquidity

         The Company's liquidity needs are actively managed to insure sufficient funds are available to meet the ongoing needs of the Bank's customers. The Company projects the future sources and uses of funds and maintains sufficient liquid funds for unanticipated events. The primary sources of funds include payments on loans, the sale or maturity of investments and growth in deposits. The primary uses of funds includes funding new loans, making advances on existing lines of credit, purchasing investments, funding deposit withdrawals and paying operating expenses. The Bank maintains funds in overnight federal funds and other short-term investments to provide for short-term liquidity needs.

         Cash flow from financing activities, primarily representing increases in deposits and proceeds from the sale of common stock, totaled $60,070,900 for the nine months ended September 30, 2000. Net cash used in operating activities, primarily representing the net change in accrued interest receivable and other assets, as well as, the net loss for the nine months ended September 30, 2000, totaled $191,500. Net cash used in investing activities, primarily representing increases in loans and loans held for sale, as well as purchases of investment securities available for sale, totaled $45,790,500 for the nine months ended September 30, 2000.

         At September 30, 2000, liquid assets, which included cash and due from banks, federal funds sold, interest earning deposits with financial institutions and unpledged securities available for sale (excluding Federal Reserve Bank stock) totaled $54,519,500 or 36% of total assets.


Investments and Investment Policy

         The Bank's investment policy, as established by the Board of Directors, is to provide for the liquidity needs of the Bank and to generate a favorable return on investments without undue interest rate risk, credit risk or asset concentrations.

         The Bank is authorized to invest in obligations issued or fully guaranteed by the United States government, certain federal agency obligations, certain time deposits, certain municipal securities and federal funds sold. It is our policy that there will be no trading account. The weighted-average maturity of U.S. government obligations, federal agency securities and municipal obligations cannot exceed five years. Time deposits must be placed with federally insured financial institutions, cannot exceed $100,000 in any one institution and may not have a maturity exceeding twenty-four months.

         Securities available for sale are those that we intend to hold for an indefinite period of time, but that may be sold in response to changes in liquidity needs, changes in interest rates, changes in prepayment risks or other similar factors. The securities are recorded at fair value, with unrealized gains and losses excluded from earnings and reported as "Other Comprehensive Income (Loss)."

         The following is a summary of the major components of securities available for sale and a comparison of the amortized cost, estimated fair values and gross unrealized gains and losses as of September 30, 2000 and December 31, 1999:

                                                                      Gross            Gross
                                                    Amortized       Unrealized       Unrealized        Estimated
          September 30, 2000                           Cost           Gains           (Losses)         Fair Value
----------------------------------------           -----------      ----------       ----------        -----------
Available-for-sale:
U.S. Treasury securities and obligations
of U.S. government agencies                        $ 3,706,900       $      --        $ (3,300)        $ 3,703,600
Federal Reserve Bank Stock                             821,700              --               --            821,700
                                                   -----------      ----------       ----------        -----------
     Total                                         $ 4,528,600       $      --        $ (3,300)        $ 4,525,300
                                                   ===========      ==========       ==========        ===========

                                                                      Gross            Gross
                                                    Amortized       Unrealized       Unrealized        Estimated
          December 31, 1999                            Cost           Gains           (Losses)         Fair Value
----------------------------------------           -----------      ----------       ----------        -----------
Available-for-sale:
U.S. Treasury securities and obligations
of US government agencies                          $ 2,242,000       $      --        $ (8,400)        $ 2,233,600
Federal Reserve Bank Stock                             435,200              --               --            435,200
                                                   -----------      ----------       ----------        -----------
     Total                                         $ 2,677,200       $      --        $ (8,400)        $ 2,668,800
                                                   ===========      ==========       ==========        ===========

         At September 30, 2000, U.S. government agency securities with a carrying value of $748,500 were pledged to secure a discount line at the Federal Reserve Bank. At September 30, 2000, the Company also had U.S. Treasury securities with a carrying value of $2,210,700 that were pledged to secure a repurchase agreement.

         The contractual maturities of debt securities at September 30, 2000 were between three and twelve months. The weighted-average yield is 6.33% for securities maturing less than one year and 6.0% for Federal Reserve Bank stock.

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

         The following table sets forth information concerning our rate sensitive assets and rate sensitive liabilities as of September 30, 2000. The assets and liabilities are classified by the earlier of maturity or repricing date in accordance with their contractual terms. Certain shortcomings are inherent in the method of analysis presented in the following table. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees and at different times to changes in market interest rates. Rates on some assets and liabilities change in advance of changes in market rates of interest, while rates on other assets or liabilities may lag behind changes in market rates of interest. Also, loan prepayments and early withdrawals of certificates of deposit could cause the interest sensitivities to vary from those which appear in the table.

                                                          Over Three       Over One
                                         Three             Through           Year           Over            Non-
                                        Months             Twelve           Through         Five          Interest
                                        or Less            Months         Five Years        Years          Bearing        Total
                                    ---------------    --------------    ------------    ------------   ------------   -------------
Assets
------
Interest earning deposits in
   other financial institutions     $        99,000    $    1,089,000    $         -      $        -    $          -   $   1,188,000
Securities available for sale                     -         3,703,600              -               -               -       3,703,600
Federal Reserve Bank stock                        -                 -              -         821,700               -         821,700
Federal Funds Sold                       45,670,000                 -              -               -               -      45,670,000
Loans, gross                             69,674,500         9,778,100      9,011,100       3,009,700               -      91,473,400
Non-interest earning assets                       -                 -              -               -       8,268,300       8,268,300
                                    ---------------    --------------    ------------    ------------   ------------   -------------
     Total assets                       115,443,500        14,570,700      9,011,100       3,831,400       8,268,300     151,125,000
                                    ---------------    --------------    ------------    ------------   ------------   -------------

Liabilities and Stockholders'
-----------------------------
Equity:
------
Noninterest-bearing deposits                      -                 -              -               -      35,314,600      35,314,600
Interest-bearing deposits                72,820,500         5,967,300        616,000               -               -      79,403,800
Repurchase agreements                     1,296,500                 -              -               -               -       1,296,500
Other liabilities                                 -                 -              -               -         791,000         791,000
Stockholders' equity                              -                 -              -               -      34,319,100      34,319,100
                                    ---------------    --------------    ------------    ------------   ------------   -------------
     Total liabilities and
        Stockholders' equity             74,117,000         5,967,300        616,000               -      70,424,700     151,125,000
                                    ---------------    --------------    ------------    ------------   ------------   -------------

Interest rate sensitivity gap       $    41,326,500    $    8,603,400    $ 8,395,100     $ 3,831,400    $(62,156,400)   $          -
                                    ===============    ==============    ============    ============   ============   =============

Cumulative interest rate
     Sensitivity gap                $    41,326,500    $   49,929,900    $58,325,000     $62,156,400    $          -    $          -
                                    ===============    ==============    ============    ============   ============   =============
Cumulative % of rate sensitive
assets in maturity period                     76.38%            86.03%         91.99%          94.53%         100.00%
                                    ===============    ==============    ============    ============   ============
Rate sensitive assets to rate
   sensitive liabilities                       1.56              2.44          14.63             N/A             N/A
                                    ===============    ==============    ============    ============   ============
Cumulative ratio                               1.56              1.62           1.72            1.77             N/A
                                    ===============    ==============    ============    ============   ============

         At September 30,2000, our rate sensitive balance sheet was shown to be in a positive gap position. This implies that our earnings would increase in the short-term if interest rates rise and would decline in the short-term if interest rates were to fall. However, as noted above, this may not necessarily be the case depending on how quickly rate sensitive assets and liabilities react to interest rate changes.

Capital Resources

         The Company and the Bank are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can lead to certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's operating results or financial condition. Under capital adequacy guidelines and the regulatory framework for prompt corrective action that apply to all bank holding companies and FDIC insured banks in the United States, the Company (on a consolidated basis) and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

         Quantitative measures established by regulation to ensure capital adequacy require the Company (on a consolidated basis) and the Bank to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes that, as of September 30, 2000, the Company (on a consolidated basis) and the Bank met all capital adequacy requirements to which they are subject.

         On March 1, 1999, the Bank sold 2,090,628 shares of its common stock for approximately $8,298,300 in an initial public offering, net of approximately $64,200 in related expense. In November 1999, the Bank completed a second common stock offering in which it sold a total of 1,629,534 shares for approximately $10,720,900, net of approximately $278,500 in related expenses. In June 2000, the Company sold a total of 2,611,608 shares in its initial public offering from which it realized proceeds of approximately $18,555,200, net of approximately $2,337,700 in underwriting commissions and discounts and other related expenses.

         As of September 30, 2000, based on applicable capital regulations, the Bank is categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table. There are no conditions or events that management believes have changed the institution's category.

         The Bank's actual capital amounts and ratios as of September 30, 2000 are also presented in the following table:

                                                                                            To be Well Capitalized
                                                                                                 Under Prompt
                                                                      For Capital             Corrective Action
                                                  Actual           Adequacy Purposes              Provisions
                                        --------------------     --------------------     -------------------------
                                           Amount      Ratio       Amount      Ratio        Amount           Ratio
                                        -----------    -----     ----------    ------     -----------       -------
  Total Capital to Risk
     Weighted Assets................    $28,600,500    24.2%     $9,438,800    **8.0%     $11,798,500       **10.0%
  Tier I Capital to Risk
     Weighted Assets................     27,555,000    23.3%      4,719,400    **4.0%       7,079,100       **6.0%
  Tier I Capital to
     Average Assets.................     27,555,000    18.9%      5,848,400    **4.0%       7,310,500       **5.0%

** Greater than or equal to

         Set forth below are the Company's capital ratios, presented on a consolidated basis, as of the dates indicated:

                                                   September 30,
                                                2000          1999
                                                ----          ----
    Total Capital to Risk Weighted Assets       29.97%        59.06%
    Tier I Capital to Risk Weighted Assets      29.08%        58.06%
    Tier I Capital to Average Assets            23.47%        31.68%

         The Company intends to retain earnings to support future growth and, therefore, does not intend to pay dividends for at least the foreseeable future. In addition, the Bank has agreed with the FDIC to maintain a Tier 1 Capital to Average Assets ratio of at least eight percent until February 28, 2002.

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

FORWARD LOOKING INFORMATION AND UNCERTAINTIES REGARDING FUTURE PERFORMANCE

         This Report, including Management's Discussion and Analysis of Financial Condition and Results of Operations, contains certain forward-looking information, which reflects management's current views of future financial performance. The forward-looking information is subject to certain risks and uncertainties that include the following:

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

         Possible Adverse Changes in National Economic Conditions and FRB Monetary Policies. Changes in national economic conditions, such as increases in inflation or declines in economic output often prompt changes in Federal Reserve Board monetary policies that could increase the cost of funds to us and reduce net interest margins, particularly if we are unable, due to competitive pressures or the rate insensitivity of earning assets, to effectuate commensurate increases in the rates we are able to charge on existing or new loans.

         Changes in Regulatory Policies. Changes of federal and state bank regulatory policies, such as increases in capital requirements or in loan loss reserve or asset/liability ratio requirements, could adversely affect earnings by reducing yields on earning assets or increasing operating costs.

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

                          PART II - OTHER INFORMATION

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

         The Company sold a total of 2,611,608 shares of its common stock in its initial public offering which commenced in June 2000. That offering was registered on a Form S-1 Registration Statement (File No. 333-33452) filed by the Company with the Securities and Exchange Commission under the Securities Act of 1933. That Registration Statement was declared effective on June 14, 2000, and 2,500,000 of the shares in the offering were sold on June 20, 2000 and the other 111,608 shares were sold on July 10, 2000 pursuant to the underwriter's overallotment option. The proceeds of the offering totaled $18,555,200, net of underwriting discounts and other offering expenses which totaled approximately $2,337,700. In the quarter ended June 30, 2000, the Company contributed $11,854,500 of the net proceeds to the Bank to be used to fund new loans and the acquisition of other interest earning assets. The remaining net proceeds have been invested in short-term investment grade instruments and are available to fund working capital requirements. These uses of the net proceeds do not represent a material change from the uses thereof described in the Company's Registration Statement.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

               (a)   Exhibits

                     27.      Financial Data Schedule

               (b)   Reports filed on Form 8-K

                     The Company filed a Current Report on Form 8-K on October 23, 2000 to report that it had replaced Arthur Anderson LLP as its independent public accountants with Grant Thornton LLP as its new independent public accountants. The Current Report also stated, and it was confirmed in a letter from Arthur Andersen LLP, that there had never been (i) any disagreements between the Company and Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures or (ii) any "reportable events" (as defined in Paragraph (a)(v) of Item 304 of Regulation S-K as promulgated by the Securities and Exchange Commission).

                      On November 7, 2000, the Company filed an Amendment to that Current Report to clarify that Arthur Andersen had been dismissed by the Company as its independent public accountants.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: November 13, 2000         Pacific Mercantile Bancorp

                                By:  /S/ Daniel L. Erickson
                                    ----------------------------------
                                    Daniel L.Erickson, Executive Vice President
                                    and Chief Financial Officer

                                 EXHIBIT INDEX



  Exhibit                         Description
  -------      -------------------------------------------------
  Exhibit 27.      Financial Data Schedule