Form 10-K
period 2000-12-31
PACIFIC MERCANTILE BANCORP
filed 2001-04-02
CIK 1109546

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

  For the fiscal year ended December 31, 2000

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

  For the transition period from         to

                         Commission file number 0-30777

                               ----------------

                           PACIFIC MERCANTILE BANCORP
             (Exact name of Registrant as specified in its charter)

             California                              33-0898238
    (State or other jurisdiction                  (I.R.S. Employer
  of incorporation or organization)            Identification Number)


450 Newport Center Drive, Suite 100,                   92660
      Newport Beach, California                      (Zip Code)

   (Address of principal executive
              offices)
                                 (949) 644-8040
              (Registrant's telephone number, including area code)

                               ----------------

        Securities registered pursuant to Section 12(b) of the Act: None

    Securities registered pursuant to Section 12(g) of the Act: Common Stock

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   As of February 28, 2001, the aggregate market value of the voting shares held by non-affiliates of the registrant was approximately $37,225,000.

   As of February 28, 2001, there were 6,332,020 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Part III of the Form 10-K is incorporated by reference from the Registrant's Definitive Proxy Statement for its 2001 Annual Meeting, which is expected to be filed with the Commission on or before April 30, 2001.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           PACIFIC MERCANTILE BANCORP

                           ANNUAL REPORT ON FORM 10K
                      FOR THE YEAR ENDED DECEMBER 31, 2000

                               TABLE OF CONTENTS

                                                                           Page
                                                                           No.
                                                                           ----
FORWARD LOOKING STATEMENTS................................................   1

PART I.

  Item 1. Business........................................................   1

  Item 2. Properties......................................................  14

  Item 3. Legal Proceedings...............................................  15

  Item 4. Submission of Matters to a Vote of Securities Holders...........  15

  Item 4A. Executive Officers of the Registrant...........................  15

PART II.

  Item 5. Market for Registrant's Common Equity and Related Stockholder
          Matters.........................................................  16

  Item 6. Selected Financial Data.........................................  17

  Item 7. Management's Discussion and Analysis of Financial Condition and
          Results of Operations...........................................  18

  Item 8. Financial Statements and Supplementary Data.....................  31

      Reports of Independent Certified Public Accountants.................  32

      Consolidated Statements of Financial Condition
      December 31, 2000 and 1999..........................................  34

      Consolidated Statements of Operations
      Years ended December 31, 2000 and 1999 and for the Period from
       Inception (May 29, 1998) to December 31, 1998......................  35

      Consolidated Statements of Stockholders' Equity
      For the Period from Inception (May 29, 1998) to December 31, 1998 and for the
      Years ended December 31, 1999 and 2000..............................  36

      Consolidated Statements of Cash Flows
      Years ended December 31, 2000 and 1999 and for the Period of
       Inception (May 29, 1998) to December 31, 1998......................  37

      Notes to Consolidated Financial Statements..........................  38

  Item 9. Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosures...........................................  54

PART III.

  Item 10. Directors and Executive Officers of the Registrant.............  54

  Item 11. Executive Compensation.........................................  54

  Item 12. Security Ownership of Certain Beneficial Owners and
           Management.....................................................  54

  Item 13. Certain Relationships and Related Transactions.................  54

PART IV.

  Item 14. Exhibits, Financial Statement Schedules, Reports on Form 8-K...  55

                           FORWARD LOOKING STATEMENTS

   Statements contained in this Report that are not historical facts or that discuss our expectations or beliefs regarding our financial performance in the future constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "1933 Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "1934 Act"). Forward-looking statements are estimates of, or expectations or beliefs regarding our future financial performance that are based on current information and that are subject to a number of risks and uncertainties that could cause our actual operating results in the future to differ significantly from those expected at the current time. Those risks and uncertainties are described in Part II of this Report under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations--Forward Looking Information and Uncertainties Regarding Future Financial Performance" and readers of this Report are urged to read the cautionary statements contained in that section of this Report.

                                     PART I

ITEM 1. BUSINESS.

Background.

   Pacific Mercantile Bancorp is a California corporation that owns all of the stock of Pacific Mercantile Bank (which, for convenience, will be referred to in this report as the "Bank" or "our Bank"). The Bank holds a California state banking chartered and operates a commercial banking business primarily in Orange County, California, approximately 60 miles south of Los Angeles. The Bank also is a member of the Federal Reserve System and its deposits are insured, to the maximum extent permitted by law, by the Federal Deposit Insurance Corporation (commonly known as the "FDIC"). The Bank commenced business in March 1999, with the opening of its first commercial banking office, located in Newport Beach, California and in April 1999 it launched its internet web site, at www.pmbank.com, where our customers are able to conduct many of their commercial banking transactions, more conveniently and less expensively, with us, 24 hours a day, 7 days a week. We have achieved rapid growth since then, opening a second banking office, located in San Clemente, California, in August 1999, and by December 31, 2000 our assets, net loans and total deposits had grown to $163 million, $98 million and $124 million, respectively. Additionally, as of that date we were serving a total of approximately 2,600 deposit customers, of which approximately 62% were conducting at least some of their banking transactions with us over the internet and business customers accounted for approximately 50% of our deposits. It is our plan to expand our operations into other areas of Southern California and, in furtherance of that plan, we recently received regulatory approvals to open two more commercial banking offices, one of which will be located in Costa Mesa, California, near the South Coast Plaza Shopping Center, and which is expected to open for business in the second quarter of 2001. The other office, which will be our first office in Los Angeles County, will be located in the heart of the Beverly Hills, California and is currently expected to open for business in the second quarter of 2001.

   The capital stock of the Bank is our principal asset and substantially all of our business operations are conducted by the Bank which, as a result, accounts for substantially all of our revenues and income. As the owner of a commercial bank, Pacific Mercantile Bancorp is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (the "Bank Holding Company Act") and, as such, our operations are regulated by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board").

   Pacific Mercantile Bancorp was organized by the Bank in January 2000 to become a bank holding company for the Bank. In June 2000, it did so, following receipt of required regulatory approvals, by acquiring all of the stock of the Bank in a merger in which (i) the shareholders of the Bank became the shareholders of Pacific Mercantile Bancorp, exchanging their shares of common stock of the Bank, on a one share-for-one share basis, for shares of Pacific Mercantile Bancorp common stock, and (ii) the Bank became our wholly-owned subsidiary. In June 2000, we completed an initial public offering of Pacific Mercantile Bancorp stock, registered under the Securities Act of 1933. We sold a total of 2,611,608 shares of our common stock in that offering for a price of $8 per share. The net proceeds of that offering (after deducting underwriting commissions and offering expenses) totaled $18,527,200. See the Section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Capital Resources" in Part II of this Report for additional information regarding that public offering.

   As a matter of convenience, we will be using the term "Company" or "us" to refer to Pacific Mercantile Bancorp, together with the Bank. In certain instances in this Report where we discuss Pacific Mercantile Bancorp as a corporation separate from the Bank, such as the discussion of regulatory requirements that are applicable to Pacific Mercantile Bancorp, but not to the Bank, we will refer to Pacific Mercantile Bancorp as the "Bancorp".

Our Commercial Banking Operations

   Through our banking offices and by means of the Internet, we seek to meet the banking needs of small and medium size businesses, professional firms and individuals by providing:

  . A broad range of banking and financial service products, more typical of larger banks, in order to gain a competitive advantage over independent or community banks that do not provide the same range or breadth of services that we are able to provide to our customers.

  . A high level of personal service and responsiveness, more typical of independent and community banks, giving us a competitive advantage over large out-of-state and other large multi-regional banks that are unable or, due to the expense involved, are unwilling to provide that same level of personal service to this segment of the banking market.

  . The added flexibility, convenience and efficiency of conducting banking transactions with us over the Internet, which further differentiates us from our competitors and will enable us to reduce the costs of providing service to our customers.

   The specific products and services we offer include the following:

   Deposit Products. We offer a number of different types of deposit accounts, including non-interest demand and interest bearing checking accounts, money market accounts, savings accounts and certificates of deposit. As of December 31, 2000, our deposits totaled $124,286,500. The following table sets forth, by type of deposit account, the average balances and total amounts of deposits maintained by customers at our Bank as of December 31, 2000:

                                                           Average   Total of
                                                           Account   Account
                   Type of Deposit Account                 Balance   Balances
                   -----------------------                 ------- ------------
   Non-interest bearing checking accounts................. $27,200 $ 48,553,100
   Interest bearing transaction accounts (1).............. $46,100 $ 54,461,800
   Certificates of Deposit (2)............................ $71,000 $ 21,271,600
                                                                   ------------
       Totals............................................. $47,114 $124,286,500
                                                                   ============

--------
(1) Includes money market accounts. Excludes $6,546,900 of money market deposits maintained at the Bank by Bancorp.

(2) Time certificates of deposit in varying denominations under and over $100,000. Excludes a $250,000 certificate of deposit maintained at the Bank by Bancorp.

   Loan Products. We offer a diverse line of loan products, including commercial loans and credit lines, SBA guaranteed business loans, accounts receivable and inventory financing, real estate mortgage and construction loans and consumer loans. We also have established a mortgage banking division which originates and purchases residential mortgages that, for the most part, qualify for resale to long-term investors in the secondary residential mortgage market. Our mortgage loan products include conforming and non-conforming agency-quality one-to-four family first mortgages, investor-quality home equity second mortgages and investor-quality home equity lines of credit secured by second trust deeds or mortgages. In most instances, we fund these loans at the time of origination and sell the loans to investors in the secondary market within 30 days of funding. We earn loan origination and processing fees and, prior to their resale, interest income on such qualifying mortgage loans.

   The following table sets forth the types and amount of our loans that were outstanding as of December 31, 2000:

   Type of Loan
     Real estate loans.......................................... $46,156,100(1)
     Residential mortgage loans.................................   3,964,800
     Commercial loans...........................................  33,732,400
     Consumer loans.............................................   4,393,700
                                                                 -----------
       Total.................................................... $88,247,000(2)
                                                                 ===========

--------
(1) These loans include approximately $23,673,800 of real estate loans purchased from an unrelated mortgage banking firm in the fourth quarter of 1999 and the first quarter of 2000.

(2) Excludes loans held for sale of $11,084,400 and deferred loan fees of $159,300.

   Commercial Loans. The commercial loans we offer include short-term secured and unsecured loans with maturities ranging from 12 to 24 months; SBA guaranteed business loans with a term not to exceed 10 years; accounts receivable financing for terms not exceeding 12 months; and equipment and automobile loans and leases which generally amortize over a period not to exceed 7 years. The interest rates on these loans generally are adjustable and usually are indexed to The Wall Street Journal's prime rate. In order to mitigate the risk of borrower default, we generally require collateral to support the credit or personal guarantees from the owners of the borrowers, or both. In addition, all loans must have a well-defined primary and secondary source of repayment. Generally, lines of credit are granted for no more than a 12-month period and are subject to a more frequent periodic review.

   We also offer asset-based lending products which involve a higher degree of risk in that the loan is designed for those borrowers who do not quality for unsecured lending. Typically, these borrowers consist of companies that are growing rapidly, are profitable but cannot internally fund their growth without borrowings. In addition, the collateral usually consists of accounts receivable. We control our risk by requiring loan-to-value ratios of not more than 80% and by closely and regularly monitoring the amount and value of the collateral in order to maintain that ratio.

   Commercial loans, including accounts receivable financing, are generally made to businesses that have been in operation for at least three years. In addition, these companies have debt-to-worth ratios that generally do not exceed four-to-one. Operating cash flow of these borrowers must be sufficient to demonstrate the ability to pay obligations as they become due. The borrowers must also have good payment histories as evidenced by credit reports.

   Real Estate Loans. Approximately 51% of our real estate loans outstanding as of December 31, 2000 were purchased from an unrelated mortgage banking firm. Most of these purchased loans are secured by multi-family dwellings. The remainder of the real estate portfolio consists primarily of nonresidential real estate loans, of which approximately 86% were secured by first trust deeds.

   Loans secured by nonresidential real estate often involve loan balances to single borrowers or groups of related borrowers, and generally involve a greater risk of nonpayment, than do mortgage loans secured by single and multi-family dwellings. Payments on these loans depend to a large degree on results of operations and dependable cash flows for the borrowers generated from a wide variety of businesses and industries. In addition, repayment of these loans may be affected adversely by changes in the economy in general or by the real estate market more specifically. Accordingly, the nature of this type of loan makes it more difficult to monitor and evaluate. Consequently, personal guarantees from the owners of the borrowers are typically required.

   Customers wishing to obtain a commercial real estate loan must have good payment records with a debt coverage ratio generally of at least 1.25 to 1. In addition, we require adequate insurance on the property to protect the collateral value. Generally, these types of loans are indexed to The Wall Street Journal prime rate and are written for maximum terms of 7 years with loan-to-value ratios of not more than 75%.

   Residential Real Estate Loans. Generally, these loans are funded by our mortgage banking division at the time of origination and are sold to investors in the secondary market, usually within thirty days of funding. We earn loan origination and processing fees, and also interest income during the period from origination to sale. We also offer equity lines of credit secured by residential real estate which are tied to an outside index (such as The Wall Street Journal prime rate).

   Generally, residential real estate loans must have loan-to-value ratios that do not exceed secondary market requirements. A borrower must demonstrate a good payment history as evidenced by credit reports. In accordance with investor criteria, the mortgage payment ratio may not exceed 28% of income and total debt of the borrower may not exceed 40% of income.

   Consumer Loans. We offer a wide variety of products to consumers including personal installment loans, lines of credit and credit cards. We design these products to meet the needs of our customers and some are made at fixed rates of interest and others at adjustable rates. Consumer loans often entail greater risk than residential mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles. Further, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance. Consumer loan collections are dependent on borrowers' ongoing financial stability. Furthermore, bankruptcy and insolvency laws may limit the amount which can be recovered on such loans. Consumer loans require a good payment record and, typically, debt ratios of not more than 40%.

   Business Services. We offer various financial services directed primarily at our business banking customers, including:

  . Merchant bankcard services to process credit card payments made by their customers;

  . Automated clearinghouse origination services that enable any businesses that charge for their services or products on a monthly or other periodic basis to obtain payment from their customers through an automatic, pre-authorized debit from their customers' bank accounts anywhere in the United States;

  . Electronic check origination and processing that allows businesses, including Internet retailers, to accept payment from their customers in the form of an electronic check that we are able to debit electronically from any bank in the United States; and

  . Financial management tools, including multiple account control, account analysis, transaction security and verification, wire transfers, universal bill payment, payroll and lock box services.

   Convenience Banking Services. We offer a number of services and products that make it more convenient to conduct banking transactions with us, such as our Internet banking system, ATM's, phone banking, night drop services and armored car services to order and receive cash without having to travel to our banking offices.

   Automated Clearinghouse Origination Services. The Federal Reserve operates an automated or "electronic" clearing house system (which is commonly referred to as "ACH") which enables businesses, with the authorization of their customers, to obtain payments of their charges by electronically debiting the banking accounts of their customers. ACH services enable businesses that sell products or services to customers to reduce their costs and improve their cash flow by:

  .  Eliminating the need to issue monthly invoices; and

  . Substituting electronic checks, in place of conventional paper checks that must be prepared and mailed and then processed through the Federal Reserve's traditional clearing house system, thereby significantly shortening the time within which they can receive payments from their customers.

   Typical businesses that use ACH services include insurance companies (to collect insurance premiums), lenders (to collect monthly mortgage or automobile payments) and health, fitness and other clubs (to collect monthly fees or dues).

   However, for a business to be able to use ACH services, it must have a banking relationship with a bank that has the computer systems needed to be able, and that is authorized by the Federal Reserve, to originate ACH charges or "credits." While virtually all banks can receive ACH debits made against the accounts of their customers, there are a limited number of banks, particularly among independent and community banks, that have become authorized by the Federal Reserve, and have the computer systems necessary, to originate ACH debits for their business customers. The Bank has qualified with the Federal Reserve to do so and originates ACH transactions for a number of its customers.

   We have also been retained to provide similar ACH services to clients of eFunds Corporation, which provides a number of automated collection services primarily to businesses that sell their products to consumers in person, by mail or over the Internet. Among the methods of collection that eFunds employs is an "electronic debit" process by which a consumer that buys products from any eFunds client may authorize the charges on a per transaction basis to be paid by means of an electronic debit or "electronic check" that can be transmitted electronically to and charged against the consumer's bank account at any U.S. based bank via a privately established automated clearing house system. Like the Federal Reserve's automated clearing house system, these automated payment services enable businesses to improve their cash flow and reduce expenses by reducing their dependence on conventional paper checks and credit cards for payment and enabling them to receive payments from their customers generally within two to three business days following the transactions which generate the electronic debits.

   We act as an originating depository financial institution for a number of eFunds' clients, electronically debiting the bank accounts of and receiving the resulting payments from their customers and transferring those payments to banks designated by those eFunds clients who utilize this service. Neither eFunds' clients nor the consumers need to have accounts with us to avail themselves of this service and we generate interest earnings on the funds received as a result of the debits pending their electronic transmission to eFunds' clients. We believe that currently there are only about 30 banks in the United States that have qualified to participate as originating depository financial institutions in this program, most of which are much larger multi-regional and out-of-state banks. We are able to offer this service to our own business customers and, as a result, we believe that our investment in electronic information and processing systems enables us to offer a relatively unique service not provided by the independent and community banks with which we compete.

 Internet Banking Services

   Banking transactions that customers can conduct and banking products and services that customers can access at our Web site include:

  .  Establishing business and consumer checking and savings accounts;

  .  Purchasing and renewing certificates of deposit;

  .  Transferring funds between accounts;

  .  Printing bank statements;

  .  Viewing the front and back of their paid checks;

  .  Submitting loan applications;

  . Transferring funds from credit lines to, and making loan payments from, their deposit accounts;

  .  Paying bills, payroll and taxes;

  . Ordering cash through our Web site and having the funds delivered to them by armored car service;

  . Utilizing business cash management services, including currency converters for international transactions and electronic wire transfers;

  . Merchant banking services, including credit card processing, automated clearing house originations and electronic check processing; and

  . A number of consumer and personal banking services, including financial planning for home buying and financing, retirement planning and discount brokerage services offered through a strategic alliance with UVest Financial Services Group, Inc., an online discount securities brokerage firm.

   Opening an Account. Our customers can access our Web site and our Internet banking services through any Internet service provider by means of secure Web browsers such as Netscape's Navigator (Version 4.0 or higher) or Microsoft's Internet Explorer (Version 4.0 or higher). When customers access our menu of products and services at our Web site, they can open a new account, review the history and status of their existing accounts, and effectuate several different types of banking transactions.

   To apply for a new account, a customer completes an online account application, prints out that application and mails it to us. A customer may also apply for a new account by calling our toll-free telephone number, which is 1-877-450-BANK.

   Security. Our ability to provide our customers with secure financial services over the Internet is of paramount importance. We believe our Internet systems, services and software meet the highest standards of bank security. The following are among the security measures that are in place:

  . Encrypted Transactions. All banking transactions and Internet communications are encrypted so that sensitive information is not available on the Internet in a form that can be read or easily deciphered.

  . Secure Logon. To eliminate the possibility that a third party may download the Bank's or any customer's password file, user identification and passwords are stored behind a secure firewall on the Web server. Additionally, passwords are variable length strings of five to eight alphanumeric characters, which makes the chance that a password can be randomly guessed less than one in one trillion.

  . Firewalls. All of our Internet banking services are routed from our Internet server through a firewall. The firewall is a combined software and hardware product that precisely defines, controls and limits access to "internal" computers from "outside" computers across a network. Use of this firewall means that only authenticated Bank customers or administrators may send or receive transactions through it, and the firewall itself is immune to penetration from the Internet. In other words, the firewall is a mechanism used to protect our computers from unauthorized access through the Internet by customers or by third parties.

  . Physical Security. All servers and network computers reside in secure facilities. Currently, computer operations supporting our Internet operations are based in Newport Beach, California and at the offices of Fiserv, in Van Nuys, California where our mainframe computer is based. Only employees with proper identification may enter our primary server area. Access to our server console requires further password identification.

  . Service Continuity. To avoid interruptions in our Internet banking services, we intend to install Internet servers at our other full service banking offices, such as in our San Clemente office, which can process Internet transactions not only from customers of that office, but also customers of our other offices, in the event the servers at those other offices become disabled. In the unlikely event that our customers are prevented from accessing their accounts over the Internet, they will retain access to their funds through a number of different means, including making in-person withdrawals at any of our branch banking offices or ATM's or by armored car; making deposits in person, by mail or at our ATM's and getting information and assistance from our employees by telephone. Additionally, Fiserv, which hosts our mainframe computer, has the ability to transfer data electronically to a second computer system located at a remote site, so that in the event of a natural disaster that affects Southern California, we will continue to be able to process banking transactions via our computer system without any significant interruptions. Additionally, we are working with Q-Up Systems, which provides Internet transaction processing software and services to us, to establish a second location equipped with Internet servers that can enable our customers to continue conducting Internet banking transactions with us in the event that our Internet servers in Southern California were to become disabled.

  . Monitoring. All customer transactions on our Internet server in Newport Beach produce one or more entries into transactional logs. We recognize that it is critical to monitor these logs for unusual or fraudulent activity. Our personnel review these logs regularly to identify any abnormal or unusual activity and to take appropriate action. We believe that, ultimately, vigilant monitoring is the best defense against fraud.

   We believe the risk of fraud presented by providing Internet banking services is not materially different from the risk of fraud inherent in any banking relationship. We believe that potential security breaches can arise from any of the following circumstances:

  .  misappropriation from the user of the user's account number or password;

  .  penetration of our server by an outside "hacker;"

  . fraud committed by a new customer in completing his or her application with us; and

  .  fraud committed by an employee of ours or one of our service providers.

   Both traditional banks and Internet banks are vulnerable to these types of fraud. By establishing the security measures described above, we believe we have minimized our vulnerability to the first three types of fraud. To counteract fraud by employees and service providers, we have established internal procedures and policies designed to ensure that, as in any bank, proper control and supervision is exercised over employees and service providers.

   Additionally, the adequacy of our security measures is reviewed periodically by the Federal Reserve Board and the California Department of Financial Institutions, which are the federal and state government agencies with supervisory authority over the Bank. We also retain the services of third party computer security firms to conduct tests of our Internet banking and computer systems to identify potential threats to the security of our systems and to recommend additional actions that we can take to improve our security measures.

   Measures to Deal with the California Electricity Crisis. California has recently encountered a tightening of electricity supplies from power generation companies and, although there have been few instances of power outages to date, it is expected that Southern California will experience so-called "rolling blackouts" due to electric power shortages during the summer months when electricity usage is at its peak. Moreover, the electric utilities that serve California have advised their customers that there may be unable to give much advance warning to their customers of the time and duration of these outages or "blackouts". To enable us to continue serving our customers and to minimize the potential disruptions that such blackouts would cause, we have developed contingency plans to deal with any power outages. These contingency plans include the use of alternative energy generating equipment to provide power to essential systems and back up systems for effectuating banking transactions during the power outages. However, we do not know and cannot predict the frequency or duration of the power outages that may occur and, therefore, despite our contingency plans, such outages could adversely affect our future financial performance. Additionally, the electricity crisis will result in increases in the costs of the electricity we use. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Forward Looking Information and Uncertainties Regarding Future Financial Performance" in Part II of this Report.

Competition

   Competitive Conditions in the Traditional Banking Environment. The banking business in California generally, and in our service area in particular, is highly competitive with respect to both loans and deposits and is dominated by a relatively small number of large multi-regional and large out-of-state banks which have offices operating over wide geographic areas. We compete for deposits and loans with such banks as well as other independent and community banks that are based or have branch offices in our market areas, and with savings and loan associations, credit unions, mortgage companies, money market and other mutual funds, stock brokerage firms, insurance companies, and other traditional and nontraditional financial institutions. We also compete for customers' funds with governmental and private entities issuing debt or equity securities or other forms of investments which may offer different and potentially higher yields than those available through bank deposits.

   Major financial institutions that operate throughout California and that have offices in our service areas include Wells Fargo Bank, Bank of America, Union Bank, Sanwa Bank California, Washington Mutual Savings Bank, U. S. Bancorp, Comerica Bank and California Federal Savings. With the exception of Union Bank, all of these banks are now headquartered outside of California. Independent banks or financial institutions with offices in our service area include, among others, City National Bank, Imperial Bank, Manufacturers Bank, Downey Savings and Eldorado Bank.

   The large banks and some of the independent institutions have the financial capability to conduct extensive advertising campaigns and to shift their resources to regions or activities of greater potential profitability. Many of them also offer diversified financial services which we do not presently offer directly. The larger banks also have substantially more capital and higher lending limits.

   In order to compete with the financial institutions operating in our service areas, we rely on our independent status to provide flexible and greater personalized service to customers. We emphasize personal contacts with potential customers by our executive officers, directors and employees; develop local promotional activities; and seek to develop specialized or streamlined services for customers. To the extent customers desire loans in excess of our lending limit or services not offered by us, we attempt to assist customers in obtaining such loans or other services through participations with other banks or assistance from our correspondent banks or third party vendors.

   Competitive Conditions in Internet Banking. The market for electronic banking services is rapidly evolving. There are a number of banks that offer services exclusively over the Internet, such as Net.B@nk and CompuBank, and others that are affiliated with existing banks, such as Wingspan.com, that market their services nationwide. There also are a large number of existing banks that are beginning to offer Internet banking services; however, we believe that few of these banks offer the comprehensiveness of Internet banking services that we are able to offer. However, many of the larger of these banks do have greater market presence and greater resources to market their Internet banking services than we do. Additionally, new competitors and competitive factors are likely to emerge, particularly in view of the rapid development of Internet commerce. Additionally, there have been recently published reports that the actual rate of growth in the use of the Internet banking services by consumers and business is lower than had been previously predicted, and that many customers continue to want to be able to access such services at traditional local banking offices. In recognition of these conditions, from the outset our strategy has been to offer our customers the benefits of both traditional and internet banking services.

   We also compete for customer funds with the numerous and growing number of securities brokerage firms that offer online trading and investments, which provide an alternative to deposit products we offer. The Bank has entered into an agreement with UVEST Financial Services Group in order to offer online discount securities brokerage services to its customers via our Web site.

   Existing and future state and federal legislation could significantly affect the cost of doing business, the range of permissible activities and competitive balance among major and smaller banks and other financial institutions. We cannot predict the impact such developments may have on commercial banking in general or on our business in particular. For additional information regarding these matters, see the discussion in below under the caption "Supervision and Regulation."

Supervision and Regulation

   General. Both federal and state laws extensively regulate bank holding companies and banks. This regulation is intended primarily for the protection of depositors and the FDIC's deposit insurance fund and not for the benefit of our stockholders. Set forth below is a summary description of the material laws and regulations which affect or bear on our operations. The description does not purport to be complete and is qualified in its entirety by reference to the applicable laws and regulations.

   In recent years, significant legislative proposals and reforms affecting the financial services industry have been discussed and evaluated by Congress and certain of these proposals have been adopted, including legislation that expands the insurance and other activities in which bank holding companies and their subsidiaries may engage. We cannot predict whether any other of these proposals, or any form of them, will be introduced in the current Congress and become law. Consequently, we cannot presently determine what effect, if any, those other proposals may have on us.

   Pacific Mercantile Bancorp. Bancorp is a registered bank holding company subject to regulation under the Bank Holding Company Act. Bancorp is required to file with the Federal Reserve Board periodic reports pursuant to the Bank Holding Company Act, and is subject to Federal Reserve Board examinations.

   Among the powers conferred on the Federal Reserve Board is the power to require any bank holding company to terminate an activity or terminate control of or liquidate or divest subsidiaries or affiliates that the Federal Reserve Board determines constitutes a significant risk to the financial safety, soundness or stability of the bank holding company or any of its banking subsidiaries. The Federal Reserve Board also has the authority to regulate provisions of a bank holding company's debt, including authority to impose interest ceilings and reserve requirements on such debt. Subject to certain exceptions, bank holding companies also are required to file written notice and obtain approval from the Federal Reserve Board prior to purchasing or redeeming the holding company's common stock or other equity securities.

   Under the Bank Holding Company Act and related regulations adopted by the Federal Reserve Board, a bank holding company and its non-banking subsidiaries are prohibited from requiring tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services. Additionally, the Federal Reserve Board requires all bank holding companies to maintain capital at or above certain prescribed levels. See "Capital Standards" below. As a bank holding company, Bancorp must obtain the prior approval of the Federal Reserve Board for the acquisition of more than 5% of the outstanding shares of any class of voting securities, or of substantially all of the assets, of any bank or other bank holding company and for any merger of Bancorp with any other bank holding company.

   The Bank Holding Company Act also prohibits any bank holding company from acquiring direct or indirect ownership or control of more than 5% of the outstanding voting shares of any company that is not a bank or bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks or furnishing services to its subsidiaries, except in statutorily permitted instances. However, we may, subject to the prior approval of the Federal Reserve Board, engage in, or acquire shares of companies engaged in, activities that are deemed by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Additionally, under statutory amendments adopted by Congress and enacted into law in 2000, subject to certain prior notice requirements bank holding companies may establish or acquire companies that engage in a number of financial service activities, including insurance brokerage services.

   Under Federal Reserve Board regulations, a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, it is the Federal Reserve Board's policy that, in serving as a source of strength to its subsidiary banks, a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company's failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve Board to be an unsafe and unsound banking practice or a violation of the Federal Reserve Board's regulations or both.

   Bancorp also is a bank holding company within the meaning of Section 3700 of the California Financial Code. As such, Bancorp is subject to examination by, and may be required to file reports with, the California Commissioner of Financial Institutions.

   Our shares of common stock are registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended and, therefore, we are subject to the information, proxy solicitation, insider trading, and other requirements and restrictions of the Securities Exchange Act.

   Pacific Mercantile Bank. As a California state chartered bank, the Bank is subject to primary supervision, periodic examination and regulation by the California Commissioner of Financial Institutions. As a member of the Federal Reserve Bank of San Francisco, the Bank also is subject to regulation by the Federal Reserve Board, which is its primary federal banking regulator. Because its deposits are insured by the FDIC, the Bank also is subject to regulations promulgated by the FDIC. If, as a result of an examination of the Bank, the Federal Reserve Board should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the Bank's operations are unsatisfactory or that the Bank or its management is violating or has violated any law or regulation, the Federal Reserve Board has various remedies available. These remedies include the power to enjoin "unsafe or unsound" practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict the growth of the Bank, to assess civil monetary penalties, to remove officers and directors and ultimately to terminate the Bank's deposit insurance, which would result in a revocation of the Bank's charter. The California Commissioner of Financial Institutions has many of the same remedial powers.

   Various requirements and restrictions under the laws of the State of California and the United States affect the operations of the Bank. State and federal statutes and regulations relate to many aspects of the Bank's operations, including reserves against deposits, ownership of deposit accounts, interest rates payable on deposits, loans, investments, mergers and acquisitions, borrowings, dividends, locations of branch offices, and capital requirements. Further, the Bank is required to maintain capital at or above stated levels. See "Capital Standards" below.

   Dividends and Other Transfers of Funds. In addition to cash generated from our initial public offering in June 2000, dividends from the Bank constitutes Bancorp's principal source of cash. Bancorp is a legal entity separate and distinct from the Bank and the Bank is subject to various statutory and regulatory restrictions on its ability to pay cash dividends to Bancorp. In addition, the California Commissioner of Financial Institutions and the Federal Reserve Board have the authority to prohibit the Bank from paying dividends, if either of them deem payment of dividends by the Bank to be an unsafe or unsound practice.

   The Federal Reserve Board and the California Commissioner of Financial Institutions also have authority to prohibit the Bank from engaging in activities that, in their opinion, constitute unsafe or unsound practices in conducting its business. It is possible, depending upon the future financial condition of the Bank and other factors, that the Federal Reserve Board or the Commissioner could assert that the payment of dividends or other payments might, under some circumstances, constitute an unsafe or unsound practice. Additionally, the Federal Reserve Board has established guidelines with respect to the maintenance of appropriate levels of capital by banks and bank holding companies under its jurisdiction. Compliance with the standards set forth in those guidelines and the restrictions that are or may be imposed under the prompt corrective action provisions of federal law could limit the amount of dividends which the Bank or Bancorp may pay. An insured depository institution is prohibited from paying management fees to any controlling persons or, with limited exceptions, paying dividend if, after the transaction, the institution would be undercapitalized. See "Prompt Corrective Action and Other Enforcement Mechanisms" and "Capital Standards" for a discussion of these additional restrictions on dividends.

   The Bank is subject to restrictions imposed by federal law on any extensions of credit to, or the issuance of a guarantee or letter of credit on behalf of, Bancorp or its other affiliates; the purchase of, or investments in, Bancorp stock or other Bancorp securities; and the taking of such securities as collateral for loans and the purchase of our assets or those of our other affiliates. Such restrictions prevent Bancorp's affiliates from borrowing from the Bank unless the loans are secured by marketable obligations of designated amounts, and such secured loans and investments by the Bank to or in Bancorp or any other Bancorp affiliates are limited, individually, to 10% of the Bank's capital and surplus (as defined by federal regulations) and, in the aggregate, to 20% of the Bank's capital and surplus. California law also imposes restrictions with respect to transactions involving Bancorp and other controlling persons of the Bank. Additional restrictions on transactions with affiliates may be imposed on the Bank under the prompt corrective action provisions of federal law.

 Capital Standards and Prompt Corrective Action.

   Capital Standards. The Federal Reserve Board as well as other federal bank regulatory agencies, have adopted uniform risk-based minimum capital guidelines intended to provide a measure of capital that reflects the degree of risk associated with a banking organization's operations for both transactions reported on the balance sheet as assets, and transactions, such as letters of credit and recourse arrangements, which are recorded as off balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off balance sheet items are multiplied by one of several risk adjusted percentages, which range from zero percent for assets with low credit risk, such as U.S. Treasury securities, to 100% for assets with relatively high credit risk, such as commercial loans.

   The Federal Reserve Board, as well as other federal bank agencies, requires a minimum ratio of qualifying total capital to risk-adjusted assets of 8% and a minimum ratio of Tier 1 capital to risk-adjusted assets of 4%. In addition to the risked-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total assets must be 3%. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios. As is usually the case with newly established banking organizations, as a condition of obtaining FDIC insurance for its deposits, the Bank agreed to maintain, during a period of three years following the commencement of its banking operations, which will end on February 28, 2002, a ratio of Tier 1 Capital to Average Assets of not less than 8%. Since the commencement of its operations, the Bank has been able to maintain that ratio well above 8%.

   Prompt Corrective Action and Other Enforcement Mechanisms. Federal banking agencies possess broad powers to take corrective and other supervisory action to resolve the problems of insured depository institutions, including; those institutions that fall below one or more prescribed minimum capital ratios. Each federal banking agency has promulgated regulations defining the following five categories in which an insured depository institution will be placed, based on its capital ratios:

  .  well capitalized;

  .  adequately capitalized;

  .  undercapitalized;

  .  significantly undercapitalized; and

  .  critically undercapitalized.

   An institution that, based upon its capital levels, is classified as well capitalized, adequately capitalized, or undercapitalized may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition or an unsafe or unsound practice warrants such treatment. At each successive lower capital category, an insured depository institution is subject to more restrictions. The federal banking agencies, however, may not treat a significantly undercapitalized institution as critically undercapitalized unless its capital ratio actually warrants such treatment.

   The following table sets forth, as of December 31, 2000, the capital ratios of Bancorp and the Bank and compares those capital ratios to the federally established capital requirements that must be met for a bank holding company or a bank to be deemed adequately capitalized and to be deemed a "well capitalized institution" under the prompt corrective action regulations described below:

                                 For Capital Adequacy     To be Classified as
  At December 31, 2000   Actual        Purposes            Well Capitalized
  --------------------   ------ ----------------------  -----------------------
Total Capital to Risk
 Weighted Assets
  Bancorp...............  27.5% (greater than or =)8.0% (greater than or =)10.0%
  Bank..................  22.3% (greater than or =)8.0% (greater than or =)10.0%
Tier I Capital to Risk
 Weighted Assets
  Bancorp...............  26.7% (greater than or =)4.0% (greater than or =) 6.0%
  Bank..................  21.4% (greater than or =)4.0% (greater than or =) 6.0%
Tier I Capital to
 Average Assets
  Bancorp...............  22.5% (greater than or =)4.0% (greater than or =) 5.0%
  Bank..................  18.1% (greater than or =)4.0% (greater than or =) 5.0%

   As the table indicates, at December 31, 2000 Bancorp and the Bank exceeded the capital ratios required for classification as adequately capitalized institutions, under federally mandated capital standards and as "well capitalized" institutions under the federally established prompt corrective action regulations.

   In addition to measures taken under the prompt corrective action provisions, commercial banking organizations may be subject to potential enforcement actions by the federal regulators for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation, or any condition imposed in writing by the agency or any written agreement with the agency.

   Safety and Soundness Standards. The federal banking agencies have adopted guidelines designed to identify and address potential safety and soundness concerns before capital becomes impaired. The guidelines set forth operational and managerial standards relating to the following:

  .  internal controls, information systems and internal audit systems;

  .  loan documentation;

  .  credit underwriting;

  .  asset growth;

  .  earnings; and

  .  compensation, fees and benefits.

   In addition, the federal banking agencies also have adopted safety and soundness guidelines with respect to asset quality and earnings standards. These guidelines provide six standards for establishing and maintaining a system to identify problem assets and prevent those assets from deteriorating. Under these standards, an insured depository institution is expected to:

  .  conduct periodic asset quality reviews to identify problem assets;

  . estimate the inherent losses in problem assets and establish reserves that are sufficient to absorb estimated losses;

  .  compare problem asset totals to capital;

  .  take appropriate corrective action to resolve problem assets;

  .  consider the size and potential risks of material asset concentrations;
     and

  . provide periodic asset quality reports with adequate information for management and the board of directors to assess the level of asset risk.

   These guidelines also establish standards for evaluating and monitoring earnings and for ensuring that earnings are sufficient for the maintenance of adequate capital and reserves.

   FDIC Deposit Insurance. The FDIC's Bank Insurance Fund insures the Bank's deposit accounts up to the maximum amount permitted by law. The FDIC may terminate insurance of deposits upon finding that an insured institution has engaged in unsafe or unsound practices, is in too unsafe or unsound a condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC or the institution's primary federal regulatory agency. California does not permit commercial banks to operate without FDIC insurance. As a result, termination of FDIC insurance of a California bank will result in its closure.

   The Federal Deposit Insurance Corporation charges an annual assessment for the insurance of deposits, which as of December 31, 2000, ranged from [0 to 27] basis points per $100 of insured deposits, based on the risk a particular institution poses to its deposit insurance fund. The risk classification is based on an institution's capital group and supervisory subgroup assignment. Pursuant to the Economic Growth and Paperwork Reduction Act, banks pay, in addition to their normal deposit insurance premium as a member of the Bank Insurance Fund, an amount equal to approximately 1.3 basis points per $100 of insured deposits toward the retirement of the Financing Corporation bonds issued in the 1980s to assist in the recovery of the savings and loan industry.

   Interstate Banking and Branching. The Bank Holding Company Act permits bank holding companies from any state to acquire banks and bank holding companies located in any other state, subject to conditions including nationwide- and state-imposed concentration limits. The Bank also has the ability, subject to certain restrictions, to acquire branches outside California either by acquisition from or a merger with another bank. The establishment by a state bank of new bank branches (often referred to as "de novo" branches) in other states is also possible in states with laws that expressly permit it. Interstate branches are subject to laws of the states in which they are located. Consolidations of and competition among banks has increased as banks have begun to branch across state lines and enter new markets.

   Community Reinvestment Act and Fair Lending Developments. The Bank is subject to fair lending requirements and reporting obligations involving home mortgage lending operations and Community

Reinvestment Act activities. The Community Reinvestment Act generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of its local communities, including low- and moderate-income neighborhoods. A bank may be subject to substantial penalties and corrective measures for a violation of fair lending laws. The federal banking agencies may take compliance with those laws and Community Reinvestment Act obligations into account when regulating and supervising other activities.

   A bank's compliance with its Community Reinvestment Act obligations is based on a performance-based evaluation system which bases Community Reinvestment Act ratings on an institution's lending service and investment performance. When a bank holding company applies for approval to acquire a bank or other bank holding company, the Federal Reserve Board will review the assessment of each subsidiary bank of the applicant bank holding company, and those records may be the basis for denying the application.

   Comprehensive Bank Reform Legislation. On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act (the "Gramm Act"). The Gramm Act is expected to have a major impact on cross-industry mergers, customer privacy and lending to lower-income communities. The Gramm Act repeals the Glass Steagal Act of 1937, which separated commercial and investment banking, and eliminates the Bank Holding Company Act's prohibition on insurance underwriting activities. The Gramm Act allows both holding company subsidiaries and national bank operating subsidiaries to offer a wide range of new financial services, including insurance or securities sales. However, real estate development and insurance underwriting would be restricted to affiliates and cannot be performed by bank operating subsidiaries. State laws will govern insurance sales, but states cannot discriminate against national banks by preventing national banks from conducting insurance activities that non-banks may conduct. The Gramm Act bars a bank holding company from merging with insurance or securities firms, or embarking on new powers, if any of its banks earned less than a "satisfactory" Community Reinvestment Act rating in its most recent examination. The Gramm Act also provides that customers will have the right to prevent banks from sharing information with third parties. The Gramm Act is expected to further increase competition in providing financial services.

Employees

   As of December 31, 2000, we employed 55 persons on a full-time equivalent basis. None of our employees is covered by a collective bargaining agreement. We believe our employee relations are good.

ITEM 2. PROPERTIES.

   The Bank subleases approximately 9,500 square feet of ground floor office space, and leases approximately 4,300 square feet of upper floor office space, both from unaffiliated third parties, in Newport Beach, California, which is the current location of our headquarters and main banking office. Both leases expire on June 30, 2001. However, we have obtained a new 5-year lease from the master landlord for the ground floor office space which will continue to house our Newport Beach banking office. The Bank also subleases from an unaffiliated third party approximately 4,200 square feet of office space in San Clemente, California, which is the location of our southern Orange County banking office. The San Clemente sublease expires January 31, 2006.

   The Bank has signed new leases, each for a term of 8 years, for approximately 3,000 square feet of ground floor office space, and for approximately 21,000 square feet of upper floor office space in the same building, which is located in Costa Mesa, California, across the street from the South Coast Plaza Shopping Mall. The ground floor space will house our new Costa Mesa branch banking office. We will be using the upper floor space for our headquarters offices which will be relocated from Newport Beach. We currently expect to open the banking office and to relocate our headquarters office to this new location in the second quarter of 2001.

   The Bank has also signed a new lease for approximately 4,600 square feet of ground floor office space for a business banking office to be located in Beverly Hills, California, on Wilshire Boulevard near the intersection of McCarty street. The lease expires on April 30, 2006. We currently expect to open this new branch banking office, our first Los Angeles County location, in the second quarter of 2001.

   We believe that these facilities are adequate to meet our needs for space during the next two to three years. However, we will continue to seek additional office space in Southern California at locations that we believe will be advantageous for new banking offices when opportunities to do so arise.

   For additional information concerning properties, see Notes 5 and 12 of the Notes to the Consolidated Financial Statements included in Part II of this Report.

ITEM 3. LEGAL PROCEEDINGS.

   The Bank is subject to legal actions that arise in the ordinary course of the banking business. At December 31, 2000, we had no pending legal proceedings that would be material to our financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

   None.

EXECUTIVE OFFICERS OF THE REGISTRANT.

   The principal executive officers of the Bancorp and Bank are:

       Name          Position with Bancorp and the Bank                             Age
       ----          ----------------------------------                             ---
Raymond E. Dellerba  President, Chief Executive Officer                             53
John J. McCauley     Executive Vice President and Chief Operating Officer           53
Daniel L. Erickson   Executive Vice President and Chief Financial Officer           56
John P. Cronin       Executive Vice President and Chief Technology Officer          51

   There is no family relationship among any of the above-named officers.

   Mr. Dellerba has served as President, Chief Executive Officer and a Director of the Company and of the Bank since the respective dates of their inception. From February 1993 to June 1997, Mr. Dellerba served as the President, Chief Operating Officer and director of Eldorado Bank, and as Executive Vice President and a director of Eldorado Bancorp. Mr. Dellerba has more than 30 years of experience as a banking executive, primarily in Southern California and in Arizona.

   John J. McCauley has served as Executive Vice President, Chief Operating Officer and a Director of the Company and of the Bank since the respective dates of their inception. From September 1991 to July 1997, Mr. McCauley served as Executive Vice President of Administration for Eldorado Bank.

   Daniel L. Erickson, who is a certified public accountant, has been an Executive Vice President and the Chief Financial Officer of the Company and the Bank since the respective dates of their inception in 2000 and 1999, respectively. Prior to that, Mr. Erickson was Senior Vice President and Chief Financial Officer of Republic Bank from 1997 through 1998, and Senior Vice President and Chief Financial Officer of Marathon National Bank from 1993 to 1997.

   John P. Cronin has served as the Chief Technology Officer for the Company and the Bank since the respective dates of their inception in 2000 and 1999, respectively. From 1996 to 1997, he was Executive Vice President-Retail Banking of CenFed Bank and President of CenFed Investments. From 1995 to 1996, he was Senior Vice President-Retail Banking of Eldorado Bank.

                                    PART II

ITEM 5 MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Trading Market for the Company's Shares.

   Concurrently with the commencement of our initial public offering in June 2000, our shares were listed and have since been traded on the NASDAQ National Market System under the trading symbol "PMBC."

   The following table presents the high and low sales prices for the Company's common stock, as reported by NASDAQ during each quarter since June 13, 2000. On March 15, 2001, the high and low sales prices of the our common stock, on the NASDAQ National Market System was $6.50 and $6.1875, respectively, and we had approximately 360 shareholders of record as of that date.

                                                                   High   Low
                                                                  ------ ------
Period from June 13, 2000 to June 30, 2000....................... $8.250 $7.625
Quarter Ended September 30, 2000................................. $8.250 $6.125
Quarter Ended December 31, 2000.................................. $6.750 $4.500

   Dividend Policy. It is the policy of the Board of Directors to retain earnings to support future growth and, therefore, there are no current plans to pay cash dividends.

   Restrictions on the Payment of Dividends. The principal source of funds available to the Company (in addition to the net proceeds retained by the Bancorp from its initial public stock offering), at least until such time, if any, as it may acquire or develop other businesses, will be cash dividends from the Bank. Therefore, government regulations, including the laws of the State of California, as they pertain to the payment of cash dividends by California state chartered banks, limit the amount of funds that will be available to us to pay cash dividends. California law places a statutory restriction on the amounts of cash dividends a bank may pay to its shareholders. Under that law, cash dividends by a California state chartered bank may not exceed, in any calendar year, the lesser of (i) net income of the bank for the year and retained net income from the preceding two years (after deducting all dividends paid during the period), or (ii) the bank's retained earnings. However, because the payment of cash dividends has the effect of reducing capital, capital requirements imposed on federally insured banks often operate, as a practical matter, to preclude the payment of cash dividends in amounts that might otherwise be permitted by California law; and the Federal bank regulatory agencies, as part of their supervisory powers, generally require insured banks to adopt dividend policies which limit the payment of cash dividends much more strictly than do applicable state laws.

   In addition, Section 23(a) of the Federal Reserve Act restricts any bank subsidiary of a bank holding company, such as the Bancorp, from extending credit to the its bank holding company unless the loans are secured by specified obligations and are limited in amount to an aggregate of no more than 10% of the bank subsidiary's capital and retained earnings.

   A more detailed discussion of those capital requirements and other restrictions is contained in the Section of Part I of this Report entitled "BUSINESS--Supervision and Regulation."

ITEM 6 SELECTED FINANCIAL DATA.

   The following selected financial data for the periods presented is derived from our consolidated financial statements, including the accompanying notes, that have been audited by Grant Thornton LLP as of and for the 12 months ended December 31, 2000 and by Arthur Andersen LLP, independent public accountants, for the prior periods presented. Those financial statements are included as
Item 8 of this Report. The selected financial data should be read together with those audited financial statements and the section of this Report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                   Period from
                                                                    Inception
                                                                     (May 29,
                                         Year Ended December 31,     1998 to
                                         ------------------------  December 31,
                                             2000        1999          1998
                                         ------------ -----------  ------------
Condensed Consolidated Statements of
 Operations:
Total interest income..................  $  9,600,400 $ 2,100,100   $   2,600
Total interest expense.................     3,487,200     880,000         --
                                         ------------ -----------   ---------
Net interest income....................     6,113,200   1,220,100       2,600
Provision for loan losses..............       400,000     750,000         --
                                         ------------ -----------   ---------
Net interest income after provision for
 loan losses...........................     5,713,200     470,100       2,600
Noninterest income.....................       960,100      90,700         --
Noninterest expense....................     6,546,600   3,311,000     244,800
                                         ------------ -----------   ---------
Net income (loss)......................  $    126,700 $(2,750,200)  $(242,200)
                                         ============ ===========   =========
Net income (loss) per share, basic and
 diluted(2)............................  $       0.02 $     (1.12)        N/A
                                         ============ ===========

                                                    At December 31,
                                         --------------------------------------
                                             2000        1999          1998
                                         ------------ -----------  ------------
Selected Balance Sheet Data:
Cash and cash equivalents(3)...........  $ 47,588,300 $38,498,200   $ 177,300
Total loans (net of allowance for loan
 losses)(4)............................    98,345,200  47,043,200         --
Total assets...........................   162,616,900  91,165,400     340,000
Total deposits.........................   124,286,500  74,500,200         --
Total stockholders' equity (deficit)...    34,688,600  16,018,400    (242,200)

                                                      Year Ended December 31,
                                                      -------------------------
                                                         2000          1999
                                                      -----------  ------------
Selected Financial Ratios
Return on Average Assets............................      0.10%        (7.37)%
Return on Average Equity............................      0.49%       (33.12)%
Ratio of Average Equity to Average Assets...........     19.45%        22.26%

--------
(1) For accounting purposes, the inception of the Company is deemed to have occurred in May 1998, when the organizers of the Bank established an organizing committee to file necessary applications for regulatory approvals and begin preparations for the opening of the Bank. Pursuant to those regulatory approvals, the Bank was incorporated in November 1998, received its charter, completed its initial sale of shares and commenced banking operations on March 1, 1999. As a result, no shares were outstanding and no revenues were generated from operations prior to March 1, 1999.

(2) Share and per share data have been retroactively adjusted for a 2-for-1 stock split effectuated in April 2000 and a 1.25-for-1 stock split effectuated in May 1999, as if both stock splits had occurred on March 1, 1999.

(3) Cash and cash equivalents include cash and due from other banks and federal funds sold.

(4) Includes loans held for sale of $11,084,400 and $2,700,000 at December 31, 2000 and 1999, respectively.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

   Background. The following discussion presents information about the consolidated results of operations, financial condition, liquidity and capital resources of the Company. Substantially all of the Company's operations are conducted by the Bank and the Bank accounts for substantially all of the Company's revenues. This information should be read in conjunction with the Company's audited Consolidated Financial Statements thereto included in Item 8 of this Report.

   Although Bancorp was not incorporated until January 7, 2000 and did not conduct any business operations until June 12, 2000, when it acquired 100% ownership of the Bank, for accounting purposes the inception of Bancorp is deemed to have occurred on May 29, 1998, the date when the organizers of the Bank established an organizing committee to file necessary applications for regulatory approvals and begin preparations for the opening of the Bank. Pursuant to those regulatory approvals, the Bank was incorporated in November 1998 and it received its charter, completed the initial issuance and sale of its shares and commenced banking operations on March 1, 1999. As a result, prior to March 1, 1999, the Bank had no shares outstanding and had generated no revenues from operations.

   During 1999, we had only ten months of operations, from March 1, 1999 to December 31, 1999, when our operating results were adversely affected by non-recurring organizational and start-up expenses. As a result, readers of this Report are cautioned that comparisons of the year ended December 31, 2000 to the corresponding period of 1999 are of limited usefulness.

   Forward-Looking Information. This discussion also contains information regarding operating trends and expectations regarding our future performance (which is referred to as "forward-looking information"). That information is subject to the uncertainties and risks described below in the Section of this Report entitled "Forward Looking Information and Uncertainties Regarding Future Financial Performance" and readers of this Report are urged to read that
Section in its entirety.

   Overview of Recent Operating Results. We generated net income of $126,700 in the year ended December 31, 2000 as compared to a net loss of $2,750,200 for the year ended December 31, 1999. This improvement was due largely to increases in interest income and non-interest income that were primarily attributable to the increases we achieved in the volume of our loans and other interest-earning assets and the expansion of our mortgage banking operations. However, since the Company commenced operations in March of 1999, operating results for the year ended December 31, 1999 included only ten months of business operations, as compared to a full year of business operations in 2000. On a per share basis, we generated income of $0.02 for the year ended December 31, 2000; whereas we sustained a net loss of $1.12 for the year ended December 31, 1999. Those per share figures are based on weighted-average shares outstanding of 5,098,796 in 2000, as compared to 2,466,114 during 1999, an increase that was due to the completion of a public offering in June 2000 in which we sold a total of 2,611,608 shares of common stock.

   Set forth below are certain key financial performance ratios for the periods indicated:

                                                                 Year Ended
                                                                December 31,
                                                                --------------
                                                                2000    1999
                                                                -----  -------
   Return on average assets (1)................................  0.10%   (7.37)%
   Return on average shareholders' equity (1)..................  0.49%  (33.12)%
   Net interest margin.........................................  4.90%    3.50%
   Income (loss) per share..................................... $0.02  $ (1.12)

--------
(1) These ratios have been annualized for 1999, because 1999 included only ten months of operations.

Results of Operations

   Net Interest Income. Net interest income, the major source of our operating income, represents the difference between interest earned on interest earning assets, principally loans and investment securities, and the interest paid on interest bearing liabilities, principally deposits. Net interest income, when expressed as a percentage of total average interest earning assets, is referred to as "net interest margin."

   The following tables sets forth information regarding the Company's average balance sheet, yields on interest earning assets, interest expense on interest bearing liabilities, the interest rate spread and the interest rate margin for the year ended December 31, 2000 and 1999. Average balances are calculated based on average daily balances.

                                             Average     Interest    Average
                                             Balance    Earned/Paid Yield/Rate
                                           ------------ ----------- ----------
December 31, 2000:
Interest earning assets:
  Short term investments.................. $ 37,476,000 $2,273,100     6.07%
  Securities available for sale...........    4,857,000    308,400     6.35%
  Loans...................................   82,319,200  7,018,900     8.53%
                                           ------------ ----------
    Total earning assets..................  124,652,200  9,600,400     7.70%
Noninterest earning assets................    8,167,600
                                           ------------
    TOTAL ASSETS.......................... $132,819,800
                                           ============
Interest bearing liabilities:
  Interest bearing checking accounts...... $  3,397,500     84,800     2.50%
  Money market and savings accounts.......   43,311,200  2,028,900     4.68%
  Certificates of deposit.................   23,726,600  1,338,400     5.64%
  Other borrowings........................      807,000     35,100     4.35%
                                           ------------ ----------
                                             71,242,300  3,487,200     4.89%
                                                        ----------
Noninterest bearing liabilities...........   35,746,200
                                           ------------
  TOTAL LIABILITIES.......................  106,988,500
Stockholders' equity......................   25,831,300
                                           ------------
TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY................................... $132,819,800
                                           ============
Net interest income.......................              $6,113,200
                                                        ==========
Interest rate spread......................                             2.81%
                                                                       ====
Net interest margin.......................                             4.90%
                                                                       ====

                                             Average     Interest    Average
                                             Balance    Earned/Paid Yield/Rate
                                           ------------ ----------- ----------
December 31, 1999:
Interest earning assets:
  Short-term investments.................. $ 24,140,500 $ 1,283,800    5.32%
  Securities available for sale...........      926,200      56,500    6.10%
  Loans...................................    9,801,400     759,800    7.75%
                                           ------------ -----------
    Total earning assets..................   34,868,100   2,100,100    6.02%
Noninterest earning assets................    2,435,400
                                           ------------
    TOTAL ASSETS.......................... $ 37,303,500
                                           ------------
Interest bearing liabilities:
  Interest bearing checking accounts...... $    740,500      15,400    2.08%
  Money market and savings accounts.......   10,155,000     448,500    4.42%
  Certificates of deposit.................    8,618,600     416,100    4.83%
                                           ------------ -----------
                                             19,514,100     880,000    4.51%
                                                        -----------
Noninterest bearing liabilities...........    9,485,600
                                           ------------
    TOTAL LIABILITIES.....................   28,999,700
Stockholders' equity......................    8,303,800
                                           ------------
TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY................................... $ 37,303,500
                                           ============
Net interest income.......................              $ 1,220,100
                                                        ===========
Interest rate spread......................                             1.51%
                                                                       ====
Net interest margin.......................                             3.50%
                                                                       ====

   The following table sets forth changes in interest income, including loan fees, and interest paid in each of the years ended December 31, 2000 and 1999 and the extent to which those changes were attributable to changes in the volume and rates of interest earning assets and in the volume and rates of interest bearing liabilities. Changes in interest earned and interest paid due to both rate and volume have been allocated to the change due to volume and the change due to rate in proportion to the relationship of the absolute dollar amounts of the changes in each.

                                                     2000 Compared to 1999
                                                  Increase (decrease) due to:
                                                 ------------------------------
                                                   Volume     Rate     Total
                                                 ---------- -------- ----------
Interest income
  Short term investments........................ $  788,600 $200,700 $  989,300
  Securities available for sale.................    249,500    2,400    251,900
  Loans.........................................  6,175,700   83,400  6,259,100
                                                 ---------- -------- ----------
    Total earning assets........................  7,213,800  286,500  7,500,300

Interest expense:
  Interest bearing checking accounts............     65,700    3,700     69,400
  Money market and savings accounts.............  1,551,600   28,800  1,580,400
  Certificates of deposit.......................    841,500   80,800    922,300
  Other borrowings..............................     35,100      --      35,100
                                                 ---------- -------- ----------
    Total interest bearing liabilities..........  2,493,900  113,300  2,607,200
                                                 ---------- -------- ----------
    NET INTEREST INCOME......................... $4,719,900 $173,200 $4,893,100
                                                 ========== ======== ==========

   We generated net interest income of $6,113,200 for the year ended December 31, 2000 as compared to net interest income of $1,220,100 in 1999. These increases in net interest income were largely attributable to increases in interest income of $7,500,300 for the year ended December 31, 2000 as compared to 1999, which more than offset the increase in our interest expense in the same period of $2,607,200. The increase in interest income was largely attributable to increase of $72,517,800 in our average loans outstanding for the year, which generated $6,259,100 of additional interest income for us for the year ended December 31, 2000 as compared to 1999. The increase in interest expense was primarily attributable to increase of $50,921,200 in our average interest bearing deposits during the year ended December 31, 2000, compared to 1999. Our net interest margin for the year ended December 31, 2000 improved to 4.90% as compared to 3.50% for 1999. This improvement was largely attributable to the change in the mix of earning assets to a greater proportion of loans on which we earn higher rates of interest than on other interest earning assets.

   Provision for Loan Losses. Like virtually all banks and other financial institutions, we follow the practice of maintaining a reserve or allowance (the "Allowance") for possible losses on loans and leases that occur from time to time as an incidental part of the banking business. When it is determined that the payment in full of a loan has become unlikely, the carrying value of the loan is reduced to its realizable value. This reduction, which is referred to as a loan "charge-off" is charged against the Allowance. The amount of the Allowance is increased periodically to replenish the Allowance after it has been reduced due to loan charge-offs and to reflect changes in (i) the volume of outstanding loans, and (ii) the risk of potential losses due to a deterioration in the condition of borrowers or in the value of property securing non-performing loans or changes in economic conditions. See "Financial Condition-Allowance for Loan Losses" below in this Section of this Report. Increases in the Allowance are made through a charge against income referred to as the "provision for loan losses."

   During the year ended December 31, 2000, we made provisions for loan losses of $400,000 as compared to $750,000 for 1999, as a direct response to the growth in the volume of our outstanding loans. Loan charge-offs totaled only $4,500 for the year ended December 31, 2000. There were no charge-offs in 1999. At December 31, 2000, that Allowance represented 1.3% of our gross loans. The Allowance is based on estimates, and ultimate losses may vary from the current estimates. These estimates are reviewed periodically by management and the Board of Directors of the Bank and, as adjustments become necessary, additional provisions may be made in the periods in which they become known. In addition, the Federal Reserve Bank of San Francisco and the Department of Financial Institutions, as an integral part of their examination processes, periodically review the Bank's allowance for loan losses. The agencies may require the Bank to make additional provisions, over and above those made by management, based on their judgments formulated on the basis of information obtained during their periodic examinations of the Bank.

   Noninterest Income. Noninterest income consists of service charges on deposit accounts, mortgage banking income and other noninterest income. Noninterest income for the year ended December 31, 2000 consisted primarily of loan origination and processing fees and yield spread premium generated by the mortgage banking division which originates conforming and non-conforming, agency quality, residential first and home equity mortgage loans. The mortgage division commenced operations in August 1999 and, therefore, a comparison of noninterest income for the year ended December 31, 2000 to noninterest income for the same period of 1999 is not meaningful.

   Noninterest Expense. Total noninterest expense for the year ended December 31, 2000 was $6,546,600 as compared to $3,311,000 for 1999. Salaries and employee benefits are the largest components of noninterest expense and the increases in noninterest expense for 2000 were attributable primarily to the addition of experienced banking personnel required to meet the needs of our growing customer base. Other operating expense primarily consisted of business development expense, telephone expense, correspondent bank charges, and check charges for customers.

   Management's ability to control noninterest expense in relation to the level of net revenue (net interest income plus noninterest income) can be measured in terms of other operating expenses as a percentage of net revenue. This is known as the efficiency ratio and indicates the percentage of revenue that is used to cover expenses. In 2000, noninterest expense as a percentage of net revenue was 92.6% compared to 252.6% for 1999. This decrease indicated that a proportionately smaller amount of net revenue was being allocated to noninterest expenses. Noninterest expense as a percentage of average assets for the years ended December 31, 2000 and 1999 was 4.93% and 8.98%, respectively.

   We anticipate increases in noninterest expense in the first half of 2001, as compared to the prior year, due to the opening of two new banking offices and the relocation of our headquarters offices to a larger office facility during that period.

Financial Condition

   Assets. Assets totaled $162,616,900 at December 31, 2000 as compared to $91,165,400 at December 31, 1999. The increase is largely attributable to increases in the volume of loans and investment securities that we were able to fund as a result of increases in deposits during 2000.

   Securities Available for Sale. The Bank's investment policy, as established by the Board of Directors, is to provide for the liquidity needs of the Bank and to generate a favorable return on investments without undue interest rate risk, credit risk or asset concentrations. At December 31, 2000, the Company reported total investment securities of $12,987,900. This represents an increase of $10,319,100 over total investment securities of $2,668,800 at December 31, 1999. See Note 3 of the Notes to the Consolidated Financial Statements, included as Item 8 of this Report, for information concerning the composition and the maturity distribution of the investment securities portfolio at December 31, 2000 and 1999.

   The Bank is authorized to invest in obligations issued or fully guaranteed by the United States Government, certain federal agency obligations, certain time deposits, certain municipal securities and federal funds sold. It is our policy that there will be no trading account. The weighted-average maturity of U.S. government obligations, federal agency securities and municipal obligations cannot exceed 5 years. Time deposits must be placed with federally insured financial institutions, cannot exceed $100,000 in any one institution and may not have a maturity exceeding 24 months.

   Securities available for sale are those that management intends to hold for an indefinite period of time and that may be sold in response to changes in liquidity needs, changes in interest rates, changes in prepayment risks and other similar factors. Securities available for sale are reported at current market value for financial reporting purposes. The market value, less the amortized cost of investment securities, net of income taxes, is adjusted directly to stockholders' equity. At December 31, 2000, securities available for sale had a fair market value of $12,987,900 with an amortized cost of $12,981,000 and, as a result, the net unrealized holding gain was $6,900.

   Loans Held for Sale. Loans intended for sale in the secondary market totaled $11,084,400 at December 31, 2000 and $2,700,000 at December 31, 1999. This
increase was attributable primarily to a $6,811,200 increase in loans originated by our mortgage banking division. The remainder of the increase was due to the purchase of real estate loans from an unrelated party. These loans are carried at the lower of cost or estimated fair value in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.

   Loans. Loans outstanding at December 31, 2000 and 1999 were made to customers in Southern California, the primary market areas being Orange and Los Angeles Counties. The greatest concentration was in real estate loans and commercial loans, which represent 53% and 38%, respectively, of the loan portfolio at December 31, 2000, as compared to 68% and 23%, respectively, at December 31, 1999.

   The following table sets forth the composition, by loan category, of the loan portfolio at December 31, 2000 and 1999:

                                        December             December
                                        31, 2000    Percent  31, 1999    Percent
                                       -----------  ------- -----------  -------
   Real estate loans.................. $46,882,000    53.1% $30,653,600    68.1%
   Commercial loans...................  33,732,400    38.2%  10,471,600    23.2%
   Construction loans.................   3,238,900     3.7%      90,600     0.2%
   Consumer loans.....................   4,393,700     5.0%   3,815,200     8.5%
                                       -----------   -----  -----------   -----
       Gross loans....................  88,247,000   100.0%  45,031,000   100.0%
                                                     =====                =====
     Deferred fee income..............     159,300               62,200
     Allowance for loan losses........  (1,145,500)            (750,000)
                                       -----------          -----------
       Loans, net..................... $87,260,800          $44,343,200
                                       ===========          ===========

   Commercial loans are loans to businesses to finance capital purchases or improvements, or to provide cash flow for operations. Real estate loans are loans secured by trust deeds on real property, including property under construction, commercial property and single family and multifamily residences. Consumer loans include installment loans to consumers as well as home equity loans and other loans secured by junior liens on real property.

   The following table sets forth the maturity distribution of the Company's loan portfolio (excluding consumer loans) at December 31, 2000:

                                                Over
                                              One Year
                                  One Year     Through    Over Five
                                   Or Less   Five Years     Years       Total
                                 ----------- ----------- ----------- -----------
   Real estate loans
     Floating rate.............. $ 4,637,200 $ 2,390,000 $35,799,800 $42,827,000
     Fixed rate.................     750,000   1,852,100   1,452,900   4,055,000
   Commercial loans
     Floating rate..............  20,473,100   8,987,300      76,800  29,537,200
     Fixed rate.................   1,374,600   1,966,200     854,400   4,195,200
   Construction loans
     Floating rate..............   1,927,200         --          --    1,927,200
     Fixed rate.................   1,311,700         --          --    1,311,700
                                 ----------- ----------- ----------- -----------
       Total.................... $30,473,800 $15,195,600 $38,183,900 $83,853,300
                                 =========== =========== =========== ===========

   Allowance for Loan Losses. The risk that borrowers will fail or be unable to repay their loans is an inherent part of the banking business. In order to recognize on a timely basis, to the extent practicable, losses that can result from such failures, banks establish an allowance for loan losses by means of periodic charges to income known as "provisions for loan losses." Loans are charged against the allowance for loan losses when management believes that collection of the carrying amount of the loan, either in whole or in part, has become unlikely. Periodic additions are made to the allowance (i) to replenish and thereby maintain the adequacy of the allowance following the occurrence of loan losses, and (ii) to increase the allowance in response to increases in the volume of outstanding loans and deterioration in economic conditions or in the financial condition of borrowers. The Bank evaluates the adequacy of and makes provisions to the allowance in order to maintain or increase the allowance for loan losses on a quarterly basis. As a result, provisions for loan losses will normally represent a recurring expense.

   The allowance for loan losses at December 31, 2000 was $1,145,500, which represented 1.3% of outstanding loans as of that date. By comparison, at December 31, 1999 the allowance was $750,000, which represented 1.7% of outstanding loans at that date. The Bank carefully monitors changing economic conditions, the loan portfolio by category, borrowers' financial condition and the history of the portfolio in determining the adequacy of the allowance for loan losses. We are not currently aware of any information indicating that there will be material deterioration in our loan portfolio, and we believe that the allowance for loan losses at December 31, 2000 is adequate to provide for losses inherent in the portfolio. However, the allowance was established on the basis of estimates developed primarily from historical industry loan loss data because the Bank commenced operations in March 1999 and lacks historical data relating to the performance of loans in its loan portfolio. As a result, ultimate losses may vary from the estimates used to establish the allowance. Additionally, as the volume of loans increases, additional provisions for loan losses will be required to maintain the allowance at levels deemed adequate. In addition, if economic conditions were to deteriorate, it would become necessary to increase the provision to an even greater extent.

   Changes in the allowance for loan losses for the year ended December 31, 2000 and 1999 were as follows:

                                                        2000         1999
                                                     -----------  -----------
   Total gross loans outstanding at end of year
    (1)............................................. $88,406,300  $45,093,200
                                                     ===========  ===========
   Average total loans outstanding for the period
    (1)............................................. $71,735,700  $ 8,888,500
                                                     ===========  ===========
   Allowance for loan losses at beginning of year... $   750,000  $       --
   Loans charged off--installment loan..............      (4,500)         --
   Recoveries.......................................         --           --
   Provision for loan losses charges to operating
    expense.........................................     400,000      750,000
                                                     -----------  -----------
   Allowance for loan losses at end of year......... $ 1,145,500  $   750,000
                                                     ===========  ===========
   Net charge-offs as a percentage of average total
    loans...........................................        0.01%         -- %
   Net charge-offs as a percentage of total loans
    outstanding at
    end of year.....................................        0.01%         -- %
   Allowance for loan losses as a percentage of
    average total loans.............................        1.60%        8.44%
   Allowance for loan losses as a percentage of
    total outstanding loans at end of year..........        1.30%        1.67%
   Net loans charged-off to allowance for loan
    losses..........................................        0.39%         -- %
   Net loans charged-off to provision for loan
    losses..........................................        1.13%         -- %

--------
(1) Includes deferred loan costs and excludes loans held for sale.

   We also evaluate loans for impairment, where principal and interest is not expected to be collected in accordance with the contractual terms of the loan agreement. We measure and reserve for impairment on a loan by loan basis using either the present value of expected future cash flows discounted at the loan's effective interest rate, or the fair value of the collateral if the loan is collateral dependent. As of December 31, 2000, we had no loans classified as impaired. We exclude from our impairment calculations smaller, homogeneous loans such as consumer installment loans and lines of credit. Also, loans that experience insignificant payment delays or payment shortfalls are generally not considered impaired.

   In addition, at December 31, 2000, there were no nonaccrual loans, restructured loans or loans with principal balances more than 90 days past due.

   The following table provides a summary of the allocation of the allowance for loan losses for specific loan categories at the dates indicated. The allocations presented should not be interpreted as an indication that loans charged to the allowance for loan losses will occur in these amounts or proportions, or that the portion of the allowance allocated to each loan category represents the total amount available for future losses that may occur within these categories. There is a large unallocated portion of the allowance for credit losses and the total allowance is applicable to the entire loan portfolio.

                                                  December 31,
                                  ---------------------------------------------
                                           2000                   1999
                                  ----------------------- ---------------------
                                   Allowance     % of     Allowance    % of
                                   for Loan   Category of for Loan  Category of
                                    Losses    Total Loans  Losses   Total Loans
                                  ----------- ----------- --------- -----------
Real estate...................... $   324,100    56.8%    $127,000     68.3%
Commercial and industrial........     337,500    38.2%      43,400     23.2%
Consumer.........................     132,100     5.0%      60,000      8.5%
Unallocated......................     351,800     N/A      519,600      N/A
                                  -----------             --------
                                  $ 1,145,500             $750,000
                                  -----------             --------

   Specific allocations are identified by loan category and allocated according to charge-off data pertaining to the banking industry. All loans are graded and incorporated in the process of assessing the adequacy of the allowance. The allowance is maintained at a level considered sufficient to absorb estimated losses in the loan portfolio, and the allowance not allocated to specific loan categories is considered unallocated and evaluated based on management's assessment of the portfolio's risk profile.

   Deposits. At December 31, 2000 deposits totaled $124,286,500, which included $17,212,900 of certificates of deposits of $100,000 or more. By comparison, deposits at December 31, 1999, totaled $74,500,200, which included $21,782,100 of certificates of deposit of $100,000 or more.

   Noninterest bearing demand deposits totaled $48,553,100 at December 31, 2000. This represented an increase of $31,945,300 over total noninterest bearing demand deposits of $16,607,800 at December 31, 1999. Noninterest bearing deposits represented 39.1% of total deposits as of December 31, 2000 and 22.3% of total deposits as of December 31, 1999.

   Set forth below is maturity schedule of domestic time certificates of deposits outstanding at December 31, 2000:

                            Certificates of Deposit Certificates of Deposit of
        Maturities              Under $100,000           $100,000 or more
        ----------          ----------------------- --------------------------
Three months or less.......       $1,396,500               $13,128,300
Over three and though six
 months....................        1,239,700                 2,045,600
Over six through twelve
 months....................        1,327,400                 1,739,000
Over twelve months.........           95,100                   300,000
                                  ----------               -----------
                                  $4,058,700               $17,212,900
                                  ==========               ===========

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

   Cash flow from financing activities, primarily representing increases in deposits and proceeds from the sale of common stock, totaled $70,994,300 for the year ended December 31, 2000. Net cash used in operating activities, primarily representing the net increase in loans held for sale and the net change in accrued interest receivable and other assets, totaled $7,937,800. Net cash used in investing activities, primarily representing increases in loans and the purchases of investment securities available for sale, totaled $53,966,400 for the year ended December 31, 2000.

   At December 31, 2000, liquid assets, which included cash and due from banks, federal funds sold, interest earning deposits with financial institutions and unpledged securities available for sale (excluding Federal Reserve Bank stock) totaled $55,509,400 or 34% of total assets.

   Since the Bank's primary uses of funds are loans and the primary sources of the funds used to make loans are deposits, the relationship between gross loans and total deposits provides a useful measure of the Bank's liquidity. Typically, the closer the ratio of loans to deposits is to 100%, the more reliant the Bank is on its loan portfolio to provide for short term liquidity needs. Since repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loan to deposit ratio the less liquid are the Bank's assets. On the other hand, since the Bank realizes greater yields and higher interest income on loans than it does on investments, a lower loan to deposit ratio can adversely affect interest income and the earnings of the Bank. As a result, management's goal is to achieve a loan to deposit ratio that appropriately balances the requirements of liquidity and the need to generate a fair return on assets. At December 31, 2000, the Company's loan to deposit ratio was 80.0%, compared to 64.2% at December 31, 1999.

   Bancorp is a company separate and apart from the Bank that must provide for its own liquidity. Substantially all of Bancorp's revenues are obtained from interest income on investments since there are statutory and regulatory provisions that limit the ability of the Bank to pay dividends to Bancorp (see
Note 11 to Consolidated Financial Statements). At December 31, 2000, Bancorp has $6,796,900 of short-term investments and minimal expenses (see Note 16 to Consolidated Financial Statements). Those investments were funded by a portion of the proceeds of our public offering in June 2000. The remaining net proceeds of that offering were contributed to the Bank to increase its capital to support its growth. As of December 31, 2000, we did not have any material commitments for capital expenditures.

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

   The following table sets forth information concerning our rate sensitive assets and rate sensitive liabilities as of December 31, 2000. The assets and liabilities are classified by the earlier of maturity or repricing date in accordance with their contractual terms. Certain shortcomings are inherent in the method of analysis presented in the following table. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees and at different times to changes in market interest rates. Rates on some assets and liabilities change in advance of changes in market rates of interest, while rates on other assets or liabilities may lag behind changes in market rates of interest. Also, loan prepayments and early withdrawals of certificates of deposit could cause the interest sensitivities to vary from those which appear in the table.

                                        Over Three    Over One
                             Three        Through       Year         Over          Non-
                             Months       Twelve       Through       Five        Interest
                            or Less       Months     Five Years      Years       Bearing        Total
                          ------------  -----------  -----------  -----------  ------------  ------------
         ASSETS
         ------
Interest-bearing
 deposits in other
 financial
 institutions...........  $    792,000  $   396,000  $       --   $       --   $        --   $  1,188,000
Securities available for
 sale...................     8,683,600    3,482,600          --       821,700           --     12,987,900
Federal Funds Sold......    38,565,000          --           --           --            --     38,565,000
Loans, gross............    76,608,400   10,644,400    9,205,500    3,032,400           --     99,490,700
Non-interest earning
 assets.................           --           --           --           --     10,385,300    10,385,300
                          ------------  -----------  -----------  -----------  ------------  ------------
 Total assets...........   124,649,000   14,523,000    9,205,500    3,854,100    10,385,300   162,616,900
                          ------------  -----------  -----------  -----------  ------------  ------------
     LIABILITIES AND
   STOCKHOLDERS' EQUITY
   ---------------------
Noninterest-bearing
 deposits...............           --           --           --           --     48,553,100    48,553,100
Interest-bearing
 deposits...............    68,986,500    6,351,800      395,100          --            --     75,733,400
Repurchase agreements...     2,679,800          --           --           --            --      2,679,800
Other liabilities.......           --           --           --           --        962,000       962,000
Stockholders' equity....           --           --           --           --     34,688,600    34,688,600
                          ------------  -----------  -----------  -----------  ------------  ------------
Total liabilities and
 Stockholders equity....    71,666,300    6,351,800      395,100          --     84,203,700   162,616,900
                          ------------  -----------  -----------  -----------  ------------  ------------
Interest rate
 sensitivity gap........  $ 52,982,700  $ 8,171,200  $ 8,810,400  $ 3,854,100  $(73,818,400) $        --
                          ============  ===========  ===========  ===========  ============  ============
Cumulative interest rate
 Sensitivity gap........  $ 52,982,700  $61,153,900  $69,964,300  $73,818,400  $        --   $        --
                          ============  ===========  ===========  ===========  ============  ============
Cumulative % of rate
 sensitive assets in
 maturity period........         76.65%       85.58%       91.24%       93.61%       100.00%
                          ============  ===========  ===========  ===========  ============
Rate sensitive assets to
 rate sensitive
 liabilities                      1.74%        2.29%       23.30%         N/A           N/A
                          ============  ===========  ===========  ===========  ============
Cumulative ratio                  1.74%        1.78%        1.89%        1.94%          N/A
                          ============  ===========  ===========  ===========  ============

   At December 31, 2000, our rate sensitive balance sheet was shown to be in a positive gap position. This implies that our earnings would increase in the short-term if interest rates rise and would decline in the short-term if interest rates were to fall. However, as noted above, this may not necessarily be the case depending on how quickly rate sensitive assets and liabilities react to interest rate changes.

Capital Resources

   The Company and the Bank are subject to various regulatory capital requirements administered by federal and state banking agencies. See "Business--Supervision and Failure to meet minimum capital requirements can lead to certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's operating results or financial condition. Under capital adequacy guidelines and the regulatory framework for prompt corrective action that apply to all bank holding companies and FDIC insured banks in the United States, the Company (on a consolidated basis) and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

   Quantitative measures established by regulation to ensure capital adequacy require the Company (on a consolidated basis) and the Bank to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes that, as of December 31, 2000, the Company (on a consolidated basis) and the Bank met all capital adequacy requirements to which they are subject.

   On March 1, 1999, the Bank sold 2,090,620 shares of its common stock for approximately $8,298,300 in its initial public offering, net of approximately $64,200 in related expense. In November 1999, the Bank completed a second common stock offering in which it sold a total of 1,629,542 shares for approximately $10,720,900, net of approximately $278,500 in related expenses. In June 2000, the Bancorp sold a total of 2,611,608 shares in its initial public offering from which it realized proceeds of approximately $18,527,200, net of approximately $2,365,700 in underwriting commissions and discounts and other related expenses. In addition, Bancorp issued warrants to the underwriter to purchase 250,000 shares of common stock at an exercise price of $9.60 per share.

   We effectuated a 1.25-for-1 stock split of our outstanding shares in May 1999 and a 2-for-1 stock split in April 2000. Share and per share data have been adjusted to give retroactive effect to both stock splits as if they had occurred on March 1, 1999.

   As of December 31, 2000, based on applicable capital regulations, Bancorp and the Bank are categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, Bancorp and the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table, which contains a comparison of Bancorp and Bank's capital and capital ratios at December 31, 2000 to the regulatory requirements applicable to them.

                                                Capital and Capital Ratios           To be Classified as Well
                                                Required under Applicable       Capitalized under Prompt Corrective
                              Actual              Government Regulations                 Action Provisions
                         -----------------      --------------------------      -----------------------------------
                           Amount    Ratio    Amount            Ratio             Amount             Ratio
                         ----------- -----  ----------- ----------------------  ----------- -----------------------
Total Capital to Risk
 Weighted Assets
  Bancorp............... $35,827,200 27.5%  $10,407,500 (greater than or =)8.0% $13,009,300 (greater than or =)10.0%
  Bank..................  29,031,800 22.3%   10,407,100 (greater than or =)8.0%  13,008,900 (greater than or =)10.0%
Tier I Capital to Risk
 Weighted Assets
  Bancorp...............  34,681,700 26.7%    5,203,700 (greater than or =)4.0%   7,805,600 (greater than or =) 6.0%
  Bank..................  27,886,300 21.4%    5,203,500 (greater than or =)4.0%   7,805,300 (greater than or =) 6.0%
Tier I Capital to
 Average Assets
  Bancorp...............  34,681,700 22.5%    6,170,000 (greater than or =)4.0%   7,712,600 (greater than or =) 5.0%
  Bank..................  27,886,300 18.1%    6,170,000 (greater than or =)4.0%   7,712,600 (greater than or =) 5.0%

   The Company intends to retain earnings to support future growth and, therefore, does not intend to pay dividends for at least the foreseeable future. In addition, the Bank has agreed with the FDIC to maintain a Tier 1 Capital to Average Assets ratio of at least eight percent until February 28, 2002.

FORWARD LOOKING INFORMATION AND UNCERTAINTIES REGARDING FUTURE FINANCIAL PERFORMANCE

   This Report, including Management's Discussion and Analysis of Financial Condition and Results of Operations, contains certain forward-looking statements. Forward-looking statements are estimates of, or expectations or beliefs regarding our future financial performance that are based on current information and that are subject to a number of risks and uncertainties that could cause our actual operating results in the future to differ significantly from those expected at the current time. Those risks and uncertainties include, although they are not limited to, the following:

   Increased Competition. Increased competition from other banks and financial service businesses, mutual funds and securities brokerage and investment banking firms that offer competitive loan and investment products could require us to reduce interest rates and loan fees to attract new loans or to increase interest rates that we offer on time deposits, either or both of which could, in turn, reduce interest income and net interest margins.

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

   Possible Adverse Changes in National Economic Conditions and FRB Monetary Policies. Changes in national economic conditions, such as increases in inflation or declines in economic output often prompt changes in Federal Reserve Board monetary policies that could increase the cost of funds to us and reduce net interest margins, particularly if we are unable, due to competitive pressures or the rate insensitivity of earning assets, to effectuate commensurate increases in the rates we are able to charge on existing or new loans. In the past few months there has been a slowing in economic growth nationally, the duration and severity of which are difficult to predict at this time. These conditions could adversely affect the financial capability of borrowers to meet their loan obligations which, in turn, could result in increases in loan losses and require increases in provisions made for possible loan losses, thereby adversely affecting operating results.

   Changes in Regulatory Policies. Changes in federal and state bank regulatory policies, such as increases in capital requirements or in loan loss reserve or asset/liability ratio requirements, could adversely affect earnings by reducing yields on earning assets or increasing operating costs.

   Effects of Growth. It is our intention to take advantage of opportunities to increase our business, either through acquisitions of other banks or the establishment of new banking offices. In particular, we plan to open two new banking offices in the first half of 2001. The opening of those two offices are expected to cause us to incur additional operating costs that may adversely affect our operating results, at least on an interim basis, until the new banking offices are able to achieve profitability. Also, if we do open any additional new offices or acquire any other banks, we are likely to incur additional operating costs until those offices achieve profitability or the acquired banks are integrated into our operations.

   Electricity Crisis in California. California is currently experiencing a tightening in the supply of electricity to the state and there are predictions that there will be rolling power outages or "blackouts" during the summer months when electricity usage is typically at its peak. Power outages could disrupt our operations, increase our operating costs and reduce the productivity of staff and operations. Among other things, power outages could cause a slowdown and delays in processing banking transactions, which are heavily dependent on the continued functioning of electronic and automated systems; and abrupt and unscheduled power outages could result in the shut down of information systems that could cause financial data to be lost. In addition, power outages could prevent customers from being able to access their accounts and effectuate banking transactions over the internet. We have developed contingency plans to deal with such power outages that include the use of alternative energy generating equipment to provide power to essential systems and back up systems for effectuating banking transactions during the power outages. However, we do not know and cannot predict the frequency or duration of the power outages that may occur and, therefore, despite our contingency plans, such outages could adversely affect our future financial performance. In addition, the electricity crisis is expected to cause an increase in the cost of electricity we use in our operations and, consequently, will cause our noninterest expense to increase as compared to prior periods.

   Other risks that could affect our future financial performance are described in the Section entitled "Risk Factors" in the Prospectus dated June 14, 2000, included in our S-1 Registration Statement filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended, and readers are urged to review those risks as well.

   Due to these and other possible uncertainties and risks, readers are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Report. We also disclaim any obligation to update forward looking statements contained in this Report.

ITEM 8. FINANCIAL STATEMENTS

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                          Page
                                                                          ----
Reports of Independent Certified Public Accountants......................  32
Consolidated Statements of Financial Condition as of December 31, 2000
 and 1999 ...............................................................  34
Consolidated Statements of Operations for the Years Ended December 31,
 2000 and 1999 and the Period from Inception (May 29, 1998) to December
 31, 1998................................................................  35
Consolidated Statements of Stockholders' Equity for the Period from
 Inception (May 29, 1998) to December 31, 1998 and for the Years Ended
 December 31, 1999 and 2000..............................................  36
Consolidated Statements of Cash Flows for the Years Ended December 31,
 2000 and 1999 and the Period from Inception (May 29, 1998) to December
 31, 1998................................................................  37
Notes to Consolidated Financial Statements...............................  38

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Pacific Mercantile Bancorp and Subsidiary:

   We have audited the accompanying consolidated statement of financial condition of Pacific Mercantile Bancorp and Subsidiary as of December 31, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

   We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pacific Mercantile Bancorp and Subsidiary as of December 31, 2000 and the consolidated results of operations, stockholders' equity and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

                                          /s/ Grant Thornton LLP

Irvine, California
February 9, 2001

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Pacific Mercantile Bancorp:

   We have audited the accompanying consolidated statement of financial condition of Pacific Mercantile Bancorp and subsidiary (the Company) as of December 31, 1999, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year ended December 31, 1999 and the period from inception (May 29, 1998) to December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pacific Mercantile Bancorp and subsidiary as of December 31, 1999, and the results of their operations and their cash flows for the year ended December 31, 1999 and for the period from inception (May 29, 1998) to December 31, 1998 in conformity with accounting principles generally accepted in the United States.

                                          /s/ Arthur Andersen LLP

Irvine, California
January 28, 2000 (except with respect to the reorganization discussed in Note 1 as to which the date is June 12, 2000)

                   PACIFIC MERCANTILE BANCORP AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                            December 31,
                                                      -------------------------
                                                          2000         1999
                                                      ------------  -----------
                       ASSETS
                       ------

Cash and due from banks.............................  $  9,023,300  $ 2,531,200
Federal funds sold..................................    38,565,000   35,967,000
                                                      ------------  -----------
  Cash and cash equivalents.........................    47,588,300   38,498,200
Interest bearing deposits with financial
 institutions.......................................     1,188,000    1,386,000
Securities available for sale, at fair value........    12,987,900    2,668,800
Loans held for sale, at lower of cost or market.....    11,084,400    2,700,000
Loans (net of allowances of $1,145,500 and $750,000,
 respectively)......................................    87,260,800   44,343,200
Accrued interest receivable.........................       782,400      221,100
Premises and equipment, net.........................     1,336,300    1,178,300
Other assets........................................       388,800      169,800
                                                      ------------  -----------
    Total assets....................................  $162,616,900  $91,165,400
                                                      ============  ===========

        LIABILITIES AND STOCKHOLDERS' EQUITY
        ------------------------------------

Deposits:
  Noninterest bearing...............................  $ 48,553,100  $16,607,800
  Interest bearing..................................    75,733,400   57,892,400
                                                      ------------  -----------
    Total deposits..................................   124,286,500   74,500,200
Securities sold under agreements to repurchase......     2,679,800          --
Accrued interest payable............................        94,300       51,600
Other liabilities...................................       867,700      595,200
                                                      ------------  -----------
    Total liabilities...............................   127,928,300   75,147,000
Commitments and contingencies.......................           --           --
Stockholders' equity:
  Preferred stock, no par value, 2,000,000 shares
   authorized, none issued..........................           --           --
  Common stock, no par value, 10,000,000 shares
   authorized, 6,332,020 and 3,720,162 shares issued
   and outstanding at December 31, 2000 and 1999,
   respectively.....................................    37,547,400   19,019,200
  Accumulated deficit...............................    (2,865,700)  (2,992,400)
  Accumulated other comprehensive income (loss).....         6,900       (8,400)
                                                      ------------  -----------
    Total stockholders' equity......................    34,688,600   16,018,400
                                                      ------------  -----------
    Total liabilities and stockholders' equity......  $162,616,900  $91,165,400
                                                      ============  ===========


   The accompanying notes are an integral part of these financial statements.

                   PACIFIC MERCANTILE BANCORP AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                   Period from
                                                                    Inception
                                                                 (May 29, 1998)
                                       Year Ended December 31,   to December 31,
                                       ------------------------  ---------------
                                          2000         1999           1998
                                       ----------- ------------  ---------------
Interest Income:
  Loans, including fees..............  $ 7,018,900 $    759,800    $      --
  Federal funds sold.................    2,196,100    1,173,300           --
  Securities available for sale......      308,400       56,500           --
  Interest bearing deposits with
   financial institutions............       77,000       45,100           --
  Other..............................          --        65,400         2,600
                                       ----------- ------------    ----------
    Total interest income............    9,600,400    2,100,100         2,600
                                       ----------- ------------    ----------
Interest Expense:
  Deposits...........................    3,452,100      878,900           --
  Borrowings.........................       35,100        1,100           --
                                       ----------- ------------    ----------
    Total interest expense...........    3,487,200      880,000           --
                                       ----------- ------------    ----------
Net Interest Income..................    6,113,200    1,220,100         2,600
Provision for Loan Losses............      400,000      750,000           --
                                       ----------- ------------    ----------
Net Interest Income after Provision
 for Loan Losses.....................    5,713,200      470,100         2,600
                                       ----------- ------------    ----------
Noninterest Income:
  Service charges and fees...........      158,900       14,900           --
  Net gains on sales of loans held
   for sale..........................      277,000          --            --
  Mortgage banking...................      397,700       58,300           --
  Other..............................      126,500       17,500           --
                                       ----------- ------------    ----------
    Total noninterest income.........      960,100       90,700           --
                                       ----------- ------------    ----------
Noninterest Expense:
  Salaries and employee benefits.....    3,638,300    1,795,600       108,800
  Occupancy .........................      489,100      218,900        21,000
  Depreciation.......................      419,000      202,100           --
  Equipment..........................       99,900       45,300         1,000
  Data processing....................      254,000      125,200           --
  Professional fees..................      273,400      192,900        66,400
  Stationery and supplies............      154,100      114,500         8,100
  Courier............................      130,700       31,600           --
  Advertising........................      108,400      101,700           --
  Other operating ...................      979,700      483,200        39,500
                                       ----------- ------------    ----------
    Total noninterest expense........    6,546,600    3,311,000       244,800
                                       ----------- ------------    ----------
Net Income (Loss)....................  $   126,700 $ (2,750,200)   $ (242,200)
                                       =========== ============    ==========
Basic and Fully Diluted Income (Loss)
 per Share...........................  $       .02 $      (1.12)   $      N/A
                                       =========== ============    ==========


   The accompanying notes are an integral part of these financial statements.

                   PACIFIC MERCANTILE BANCORP AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

       For the Period from Inception (May 29, 1998) to December 31, 1998 and for the Years Ended December 31, 1999 and 2000

                          Preferred Stock      Common Stock                    Accumulated
                          ---------------- ---------------------                  Other
                          Number of        Number of             Accumulated  Comprehensive
                           Shares   Amount  Shares     Amount      Deficit    Income (Loss)    Total
                          --------- ------ --------- ----------- -----------  ------------- -----------
Balance, at inception
 (May 29, 1988).........     --     $ --         --  $       --  $       --      $   --     $       --
Net loss................     --       --         --          --     (242,200)        --        (242,200)
                             ---    -----  --------- ----------- -----------     -------    -----------
Balance, December 31,
 1998...................     --       --         --          --     (242,200)        --        (242,200)
Issuance of 3,720,162
 shares of common stock,
 net of offering
 expenses...............     --       --   3,720,162  19,019,200         --          --      19,019,200
Comprehensive loss:
 Net loss...............     --       --         --          --   (2,750,200)        --      (2,750,200)
 Change in unrealized
  gain (loss) on
  securities available
  for sale, net
  of tax................     --       --         --          --          --       (8,400)        (8,400)
                                                                                            -----------
   Total comprehensive
    loss................                                                                     (2,758,600)
                             ---    -----  --------- ----------- -----------     -------    ===========
Balance, December 31,
 1999...................     --       --   3,720,162  19,019,200  (2,992,400)     (8,400)    16,018,400
Exercise of 250 stock
 options................     --       --         250       1,000         --          --           1,000
Issuance of 2,611,608
 shares of common stock,
 net of offering
 expenses...............     --       --   2,611,608  18,527,200         --          --      18,527,200
Comprehensive income:
 Net income.............     --       --         --          --      126,700         --         126,700
 Change in unrealized
  gain (loss) on
  securities available
  for sale, net
  of tax................     --       --         --          --          --       15,300         15,300
                                                                                            -----------
   Total comprehensive
    income..............                                                                        142,000
                             ---    -----  --------- ----------- -----------     -------    ===========
Balance, December 31,
 2000                        --     $ --   6,332,020 $37,547,400 $(2,865,700)    $ 6,900    $34,688,600
                             ===    =====  ========= =========== ===========     =======    ===========


   The accompanying notes are an integral part of these financial statements.

                   PACIFIC MERCANTILE BANCORP AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

             For the Years Ended December 31, 2000 and 1999 and the Period from Inception (May 29, 1998) to December 31, 1998

                                             2000          1999        1998
                                         ------------  ------------  ---------
Cash Flows From Operating Activities:
 Net income (loss)...................... $    126,700  $ (2,750,200) $(242,200)
 Adjustments to reconcile net income
  (loss) to net cash used in
  Operating activities:
  Depreciation and amortization.........      419,000       202,100        --
  Provision for loan losses.............      400,000       750,000        --
  Net amortization (accretion) of
   premium (discount) on securities.....      (36,200)       (2,000)       --
  Net gains on sales of loans held for
   sale.................................     (277,000)          --         --
  Proceeds from sales of loans held for
   sale.................................   87,225,800     6,603,400        --
  Originations and purchases of loans
   held for sale........................  (95,333,200)   (9,303,400)       --
  Net loss on sale of equipment.........        2,200           --         --
  Net change in accrued interest
   receivable...........................     (561,300)     (221,100)       --
  Net change in other assets............     (219,000)     (149,600)   (20,200)
  Net change in accrued interest
   payable..............................       42,700        51,600        --
  Net change in other liabilities.......      272,500       483,000    112,200
                                         ------------  ------------  ---------
    Net cash used in operating
     activities.........................   (7,937,800)   (4,336,200)  (150,200)
                                         ------------  ------------  ---------
Cash Flows From Investing Activities:
  Net decrease (increase) in interest
   bearing deposits with financial
   institutions.........................      198,000    (1,386,000)       --
  Maturities of securities available for
   sale.................................      750,000           --         --
  Purchase of securities available for
   sale.................................  (11,017,600)   (2,675,200)       --
  Net increase in loans.................  (43,317,600)  (45,093,200)       --
  Proceeds from sale of equipment.......       10,300           --         --
  Purchases of premises and equipment...     (589,500)   (1,237,900)  (142,500)
                                         ------------  ------------  ---------
    Net cash used in investing
     activities.........................  (53,966,400)  (50,392,300)  (142,500)
                                         ------------  ------------  ---------
Cash Flows From Financing Activities:
  Net increase in deposits..............   49,786,300    74,500,200        --
  Net increase in securities sold under
   agreements to repurchase.............    2,679,800           --         --
  Proceeds from sale of common stock,
   net of offering expenses.............   18,527,200    19,019,200        --
  Proceeds from exercise of stock
   options..............................        1,000           --         --
  (Repayment of ) advances from
   founders.............................          --       (470,000)   470,000
                                         ------------  ------------  ---------
    Net cash provided by financing
     operations.........................   70,994,300    93,049,400    470,000
                                         ------------  ------------  ---------
    Net increase in cash and cash
     equivalents........................    9,090,100    38,320,900    177,300
Cash and Cash Equivalents, beginning of
 period.................................   38,498,200       177,300        --
                                         ------------  ------------  ---------
Cash and Cash Equivalents, end of
 period................................. $ 47,588,300  $ 38,498,200  $ 177,300
                                         ============  ============  =========
Supplementary Cash Flow Information:
  Cash paid for interest on deposits and
   other borrowings..................... $  3,444,500  $    828,400  $     --
                                         ============  ============  =========

   The accompanying notes are an integral part of these financial statements.

                   PACIFIC MERCANTILE BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business and Significant Accounting Policies

 Organization

   The consolidated financial statements include the accounts of Pacific Mercantile Bancorp ("Bancorp") and Pacific Mercantile Bank (the "Bank"). Bancorp is a bank holding company which was incorporated on January 7, 2000 in the State of California. Pacific Mercantile Bank is a banking company which was formed on May 29, 1998, incorporated November 18, 1998 in the State of California and commenced operations on March 1, 1999. The Bank is chartered by the California Department of Financial Institutions (DFI) and is a member of the Federal Reserve Bank of San Francisco ("FRB"). In addition, its customers' deposit accounts are insured by the Federal Deposit Insurance Corporation ("FDIC') up to the maximum amount allowed by Federal Regulations.

   On June 12, 2000 Bancorp acquired the Bank by means of a merger which resulted in the Bank becoming a wholly-owned subsidiary of Bancorp and the Bank's shareholders became Bancorp shareholders, owning the same number and percentage of Bancorp shares as they had owned in the Bank (the "Reorganization"). Prior to the Reorganization, Bancorp had only nominal assets and had not conducted any business. All financial information included herein has been restated as if the holding company reorganization was effective for all periods presented. Additionally, the number of common shares outstanding gives retroactive effect to a two-for-one stock split of the Bank's outstanding shares that became effective on April 14, 2000, and a 1.25 for 1.00 stock split that became effective May 21, 1999.

   The Bank provides a full range of banking services to small and medium size businesses, professionals and the general public throughout Orange County and is subject to competition from other financial institutions. The operating results of the Bank may be significantly affected by changes in market interest rates and by fluctuations in real estate values in the Bank's primary service area. The Bank is regulated by the DFI, FRB and FDIC and undergoes periodic examinations by those regulatory authorities.

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

 Principles of Consolidation

   The consolidated financial statements include the accounts of Bancorp and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

 Cash and Cash Equivalents

   For purposes of the statements of cash flow, cash and cash equivalents consist of cash on hand and due from banks and federal funds sold. Generally, federal funds are sold for a one-day period.

 Interest Bearing Deposits with Financial Institutions

   Interest bearing deposits with financial institutions mature within one year and are carried at cost.

                   PACIFIC MERCANTILE BANCORP AND SUBSIDIARY

 Securities Available for Sale

   Securities available for sale are those that management intends to hold for an indefinite period of time and that may be sold in response to changes in liquidity needs, changes in interest rates, changes in prepayment risks and other similar factors. The securities are recorded at fair value, with unrealized gains and losses excluded from earnings and reported as other comprehensive income or loss, respectively.

   Purchased premiums and discounts are recognized as interest income using the interest method over the term of the securities. Declines in the fair value of securities available for sale below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

 Loans Held for Sale

   Loans intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.

 Loans and Allowance for Loan Losses

   Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are stated at principal amounts outstanding, net of unearned income. Interest is accrued daily as earned, except where reasonable doubt exists as to collectibility, in which case accrual of interest is discontinued and the loan is placed on nonaccrual status. Loans are generally classified as impaired and placed on nonaccrual status when, in management's opinion, such principal or interest will not be collectible in accordance with the contractual terms of the loan agreement. Loans with principal or interest that is 90 days or more past due are placed on nonaccrual status. Management may elect to continue the accrual of interest when the estimated net realizable value of the collateral is sufficient to recover both principal and accrued interest balances and such balances are in the process of collection. Generally, interest payments received on nonaccrual loans are applied to principal. Once all principal has been received, additional interest payments are recognized as interest income on a cash basis.

   The allowance for loan losses is established through a provision for loan losses. Loans are charged against the allowance for loan losses when management believes that the collection of the carrying amount is unlikely. Because the Bank commenced operations in early 1999, management has no prior loss experience with its loan portfolio. Consequently, during the initial stages of operation, the allowance is being maintained at a level of 1.3% of outstanding loan balances. This allowance is intended to reflect losses based upon historical industry loan losses and management's evaluation of the Bank's loan portfolio quality. As management develops more history with the Bank's loan portfolio, it will maintain an allowance for loan losses based on evaluations of the collectibility of loans taking into consideration such factors as changes in the nature and volume of the portfolio, overall portfolio quality, review of specific problem loans, prior loan loss experience and current economic conditions that may affect the borrowers' ability to pay.

   The allowance is based on estimates, and ultimate losses may vary from the current estimates. These estimates are reviewed periodically and, as adjustments become necessary, they are reported in earnings in the periods in which they become known. Management believes that the allowance for loan losses is adequate as of December 31, 2000 and 1999. In addition, the FRB and the DFI, as an integral part of their examination processes, periodically review the Bank's allowance for loan losses. The agencies may require the Bank to recognize additions to the allowance based on their judgments given the information available at the time of their examinations.

                   PACIFIC MERCANTILE BANCORP AND SUBSIDIARY

   The Bank also evaluates loans for impairment, where principal and interest is not expected to be collected in accordance with the contractual terms of the loan agreement. The Bank measures and reserves for impairment on a loan by loan basis using either the present value of expected future cash flows discounted at the loan's effective interest rate, or the fair value of the collateral if the loan is collateral dependent. As of December 31, 2000 and 1999, the Bank has no loans classified as impaired. The Bank excludes from its impairment calculations smaller, homogeneous loans such as consumer installment loans and lines of credit. Also, loans that experience insignificant payment delays or payment shortfalls are generally not considered impaired.

 Loan Origination Fees and Costs

   All origination fees and related direct costs are deferred and amortized to interest income as an adjustment to yield over the respective lives of the loans using the effective interest method. As of December 31, 2000 and 1999, approximately $159,300 and $62,200, respectively, of net deferred loan costs were included in the related loan totals in the accompanying statements of financial condition.

 Premises and Equipment

   Premises and equipment are stated at cost, less accumulated depreciation and amortization which is charged to expense on a straight-line basis over the estimated useful lives of the assets or, in the case of leasehold improvements, over the term of the leases, whichever is shorter. Maintenance and repairs are charged directly to expense as incurred. Improvements to premises and equipment that extend the useful lives of the assets are capitalized.

   When assets are disposed of, the applicable costs and accumulated depreciation thereon are removed from the accounts and any resulting gain or loss is included in current operations. Rates of depreciation and amortization are based on the following estimated useful lives:

      Furniture and
       equipment             Three to ten years
      Leasehold
       improvements          Lesser of the lease term or estimated useful life

 Income Taxes

   Deferred income taxes and liabilities are determined using the asset and liability method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

 Income (Loss) Per Share

   Basic income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of Bancorp. The weighted average number of shares used in the income or loss per share computation for the years ended December 31, 2000 and 1999 was 5,098,796 and 2,466,114, respectively. No shares were outstanding for the period from inception (May 29, 1998) to December 31, 1998. Common stock equivalents are excluded from the income (loss) per share calculation for fiscal 1999 because the effect would be antidilutive.

                   PACIFIC MERCANTILE BANCORP AND SUBSIDIARY

 Stock Option Plan

   Bancorp accounts for stock-based employee compensation as prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees," and has adopted the disclosure provisions of Statements of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation (SFAS 123)." SFAS No. 123 requires pro-forma disclosures of net income (loss) and net income (loss) per share as if the fair value based method of accounting for stock based awards had been applied. Under the fair value based method, compensation cost is recorded based on the value of the award at the grant date and is recognized over the service period.

 Comprehensive Income

   Components of comprehensive income include non-ownership related revenues, expenses, gains, and losses that under generally accepted accounting principles are included in equity but excluded from net income. The Bank had no components of comprehensive income in the period ended December 31, 1998.

 Segment Disclosures

   Based on the internal reporting of financial information, management currently believes that it operates with only one operating segment and has not included any segment disclosures herein.

 Recent Accounting Pronouncements

   In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which was subsequently amended by SFAS No. 137 to defer the effective date of the pronouncement from fiscal years beginning June 15, 1999 to fiscal years beginning June 30, 2000. SFAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the purpose of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. Management believes that the adoption of SFAS No. 133 will not have a material impact on the Bank's financial condition or results of operations.

 Reclassifications

   Certain reclassifications have been made to prior years' balances to conform to the December 31, 2000 presentation.

2. Interest Bearing Deposits with Financial Institutions

   The Bank had interest bearing deposits with financial institutions of $1,188,000 and $1,386,000 at December 31, 2000 and 1999, respectively. The weighted average percentage yield of these deposits at December 31, 2000 and 1999, was 6.57 % and 5.70%, respectively.

   Interest bearing deposits with financial institutions at December 31, 2000 are scheduled to mature within one year.

                   PACIFIC MERCANTILE BANCORP AND SUBSIDIARY

3.Securities Available For Sale

   The following is a summary of the major components of securities available for sale and a comparison of amortized cost, estimated fair market values, gross unrealized gains and losses and maturities at December 31, 2000 and 1999:

                                                December 31, 2000
                                  ---------------------------------------------
                                                Gross      Gross     Estimated
                                   Amortized  Unrealized Unrealized Fair Market
                                     Cost       Gains      Losses      Value
                                  ----------- ---------- ---------- -----------
   U.S. Treasury Securities...... $ 2,204,300   $  --     $   --    $ 2,204,300
   U.S. Agency Securities:
    Less than one year...........   9,955,000    6,900        --      9,961,900
   Federal Reserve Bank Stock....     821,700      --         --        821,700
                                  -----------   ------    -------   -----------
                                  $12,981,000   $6,900    $   --    $12,987,900
                                  ===========   ======    =======   ===========

                                                December 31, 1999
                                  ---------------------------------------------
                                                Gross      Gross     Estimated
                                   Amortized  Unrealized Unrealized Fair Market
                                     Cost       Gains      Losses      Value
                                  ----------- ---------- ---------- -----------
   U.S. Agency Securities:
    Less than one year........... $   750,000   $  --     $(2,100)  $   747,900
    One to five years............   1,492,000      --      (6,300)    1,485,700
   Federal Reserve Bank Stock....     435,200      --         --        435,200
                                  -----------   ------    -------   -----------
                                  $ 2,677,200   $  --     $(8,400)  $ 2,668,800
                                  ===========   ======    =======   ===========

   At December 31, 2000, U.S. Government securities and U.S. Agency securities with a fair market value of $2,204,300 and $3,228,800, respectively, were pledged to secure a discount line at the Federal Reserve Bank and securities sold with agreements to repurchase.

4.Loans and Allowance for Loan Losses

   The loan portfolio consisted of the following at December 31:

                                                          2000         1999
                                                       -----------  -----------
   Real estate loans.................................. $46,156,100  $27,833,100
   Residential mortgage loans.........................   3,964,800    2,911,100
   Commercial loans...................................  33,732,400   10,471,600
   Consumer loans.....................................   4,393,700    3,815,200
                                                       -----------  -----------
                                                        88,247,000   45,031,000
     Allowance for loan losses........................  (1,145,500)    (750,000)
     Deferred loan origination costs, net.............     159,300       62,200
                                                       -----------  -----------
       Loans, net..................................... $87,260,800  $44,343,200
                                                       ===========  ===========

                   PACIFIC MERCANTILE BANCORP AND SUBSIDIARY

   A summary of the Bank's transactions in the allowance for loan losses for the year ended December 31 is as follows:

                                                              2000       1999
                                                           ----------  --------
   Beginning balance...................................... $  750,000  $    --
   Provision for loan losses..............................    400,000   750,000
   Recoveries.............................................        --        --
   Amounts charged off....................................     (4,500)      --
                                                           ----------  --------
   Ending balance......................................... $1,145,500  $750,000
                                                           ==========  ========

   At December 31, 2000 and 1999, the Bank had no nonaccrual loans, no restructured loans, no loans with principal balances more than 90 days past due, and no loans that were considered impaired.

5.Premises and Equipment

   The major classes of premises and equipment at December 31 are as follows:

                                                            2000        1999
                                                         ----------  ----------
   Furniture and equipment.............................. $1,768,300  $1,190,600
   Leasehold improvements...............................    181,100     189,800
                                                         ----------  ----------
                                                          1,949,400   1,380,400
   Accumulated depreciation and amortization............   (613,100)   (202,100)
                                                         ----------  ----------
                                                         $1,336,300  $1,178,300
                                                         ==========  ==========

   The amount of depreciation and amortization included in operating expense was $419,000 and $202,100 for the years ended December 31, 2000 and 1999, respectively. There was no depreciation for the period from inception (May 29, 1998) through December 31, 1998.

6.Deposits

   The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2000 and 1999 was $17,212,900 and $21,782,100, respectively.

   At December 31, 2000, the scheduled maturities of time deposits of $100,000 or more are as follows:

      2001.......................................................... $16,912,900
      2002..........................................................     300,000
                                                                     -----------
                                                                     $17,212,900
                                                                     ===========

7.Securities Sold Under Agreements to Repurchase

   Securities sold under agreements to repurchase, which are classified as secured borrowings, mature within one day from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. The Bank monitors the fair value of the underlying securities on a daily basis.

                   PACIFIC MERCANTILE BANCORP AND SUBSIDIARY

8.Related Parties

   The executive officers and directors of the Bank, and the companies with which they are associated, have banking transactions with the Bank in the ordinary course of business. All loans and commitments to loan included in such transactions have been made in accordance with applicable laws and on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with persons of similar creditworthiness that are not affiliated with the Bank, and only if such loans do not present any undue risk of collectibility.

   The following is a summary of loan transactions with executive officers and directors of the Bank for the year ended December 31:

                                                              2000       1999
                                                            ---------  --------
   Beginning balance....................................... $ 219,000  $    --
     New loans granted.....................................   293,400   304,700
     Principal repayments..................................  (245,200)  (85,700)
                                                            ---------  --------
   Ending balance.......................................... $ 267,200  $219,000
                                                            =========  ========

9.Income Taxes

   The components of the net deferred tax asset are as follows:

                                                       December,
                                           -----------------------------------
                                              2000         1999        1998
                                           -----------  -----------  ---------
   Deferred tax assets:
     Allowance for loan losses...........  $   515,700  $   255,000  $     --
     Deferred organizational and start-up
      expenses...........................       65,600      (16,500)    82,800
     Net operating loss carryforward.....      664,900      530,200        --
     Other accrued expenses..............      141,100      155,800        --
     Depreciation and amortization.......      (17,500)         --         --
     Deferred loan origination costs.....     (105,100)         --         --
     Deferred state taxes................     (103,600)     210,200     26,700
                                           -----------  -----------  ---------
   Total deferred taxes..................    1,161,100    1,134,700    109,500
   Valuation allowance...................   (1,161,100)  (1,134,700)  (109,500)
                                           -----------  -----------  ---------
   Net deferred taxes....................  $       --   $       --   $     --
                                           ===========  ===========  =========

   The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows:

                                            Year Ended          Period from
                                           December 31,          Inception
                                           ---------------   (May 29, 1998) to
                                            2000     1999    December 31, 1998
                                           ------   ------   -----------------
   Federal income tax based on statutory
    rate.................................. (34.00)% (34.00)%      (34.00)%
   State franchise tax net of federal
    income tax benefit....................  (7.15)   (7.60)       (10.60)
   Other accrued expenses.................    --       .30           --
   Valuation allowance....................  41.15    41.30         44.60
                                           ------   ------        ------
   Total income tax expense...............   0.00 %   0.00 %        0.00 %
                                           ======   ======        ======

                   PACIFIC MERCANTILE BANCORP AND SUBSIDIARY

   The Bank has established a valuation allowance of $1,161,100, $1,134,700 and $109,500 at December 31, 2000, 1999 and 1998, respectively. The valuation allowance has been established due to the Bank's limited operating history and management's inability to determine whether or not the deferred tax asset will be realizable in the future.

   The Bank has a net operating loss carryforward of approximately $1,596,000 for federal income tax purposes which expires through 2020. In addition, the Bank has a net operating loss carryforward of approximately $1,514,000 for state franchise tax purposes which expires through 2006. During 2000, the Bank had an "ownership change" as defined under Internal Revenue Code Section 382. Under Section 382, which has also been adopted under California law, if during any three-year period there is more than a 50% change in ownership of the Bank, then the future use of any pre-change net operating losses or built-in losses of the Bank would be subject to an annual percentage limitation based on the value of the Bank at the ownership change date. The current annual limitation under Section 382 is approximately $1,700,000.

10.Net Income (Loss) Per Share

   The following data shows a reconciliation of the numerators and the denominators used in computing income (loss) per share and the weighted average number of shares of potential dilutive common stock.

                                                         Year Ended December
                                                                 31,
                                                        ---------------------
                                                          2000       1999
                                                        --------- -----------
   Net income (loss) available to common stockholders
    used in basic income (loss) per share.............. $ 126,700 $(2,750,200)
                                                        ========= ===========
   Basic income (loss) per share....................... $    0.02 $     (1.12)
                                                        ========= ===========
   Weighted average number of common shares used in
    basic income (loss) per share...................... 5,098,796   2,466,114
   Effect of dilutive securities:
     Options...........................................    99,646         --
                                                        --------- -----------
   Weighted number of common shares and potential
    dilutive common shares used in diluted income
    (loss) per share................................... 5,198,442   2,466,114
                                                        --------- -----------
   Diluted income (loss) per share..................... $    0.02 $     (1.12)
                                                        ========= ===========

   Stock options of 380,106 were not included in computing diluted income
(loss) per share for the year ended December 31, 1999 because their effects were antidilutive. No shares were outstanding for the period from inception (May 29, 1988) to December 31, 1998.

11.Stockholders' Equity

   On March 1, 1999, the Bank sold 2,090,620 shares of its common stock that raised approximately $8,298,300 through an initial public offering, net of approximately $64,200 in related expense. Concurrent with the completion of the offering, the Bank received final approval from the California Department of Financial Institutions ("DFI") to commence operations and from the FDIC on its application for the insurance of its customers' deposit accounts. The Bank commenced operations on March 1, 1999.

   In November 1999, the Bank completed a second offering in which it sold 1,629,542 shares of its common stock that raised approximately $10,720,900, net of approximately $278,500 in related expense. In addition, in conjunction with the June 12, 2000 merger and reorganization described in Note 1 between Bancorp and the

                   PACIFIC MERCANTILE BANCORP AND SUBSIDIARY

Bank, Bancorp sold 2,611,608 shares of its common stock in a public offering registered under the Securities Act of 1933. Proceeds of this public offering, net of underwriting discounts, commissions and other expenses of $2,365,700, totaled $18,527,200. In addition, Bancorp issued warrants to the underwriter to purchase 250,000 shares of common stock at an exercise price of $9.60 per share.

   On April 20, 1999, the Bank's Board of Directors authorized a 1.25 for 1.00 stock split which became effective on May 21, 1999. Additionally, the Bank's Board of Directors authorized a two-for-one stock split which became effective on April 14, 2000. Share and per share data have been adjusted herein to give effect to both stock splits.

   Under California law, the directors of the Bank may declare distributions to stockholders subject to the restriction that the amount available for the payment of cash dividends shall be the lesser of retained earnings of the Bank or the Bank's net income for its last three fiscal years (less the amount of any distributions to stockholders made during such period). If the above test is not met, distributions to stockholders may be made only with the prior approval of the Commissioner of the California Department of Financial Institutions ("Commissioner") and in an amount not exceeding the greatest of the Bank's retained earnings, the Bank's net income for its last fiscal year or the Bank's net income for its current fiscal year. If the Commissioner finds that the stockholders' equity of the Bank is not adequate, or that the making by the Bank of a distribution to stockholders would be unsafe or unsound for the Bank, the Commissioner can order the Bank not to make any distribution to stockholders.

   The ability of the Bank to pay dividends is further restricted under the Federal Deposit Insurance Corporation Improvement Act of 1991 which prohibits a bank from paying dividends if, after making such payment, the bank would fail to meet any of its minimum capital requirements. Under the Financial Institutions Supervisory Act and Federal Financial Institutions Reform, Recovery and Enforcement Act of 1989, federal banking regulators also have authority to prohibit financial institutions from engaging in business practices which are considered to be unsafe or unsound. It is possible, depending upon the financial condition of the Bank and other factors, that regulators could assert that the payment of dividends in some circumstances might constitute unsafe or unsound practices. Therefore, the Bank's federal regulatory agency might prohibit the payment of dividends even though such payments would otherwise be technically permissible.

12. Commitments and Contingencies

   The Bank leases certain facilities and equipment under various non-cancelable operating leases. Rent expense for the years ended December 31, 2000 and 1999 and for the period from inception (May 29, 1998) through December 31, 1998 was $432,400, $171,300 and $20,800, respectively.

   Future minimum non-cancelable lease commitments are as follows:

      2001............................................................. $223,300
      2002.............................................................  105,300
      2003.............................................................   94,500
      2004.............................................................   92,700
      2005.............................................................   96,500
      Thereafter.......................................................    8,100
                                                                        --------
        Total.......................................................... $620,400
                                                                        ========

                   PACIFIC MERCANTILE BANCORP AND SUBSIDIARY

   In order to meet the financing needs of its customers in the normal course of business, the Bank is party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements. At December 31, 2000, the Bank was committed to fund certain loans amounting to approximately $41,761,000. The contractual amounts of credit-related financial instruments such as commitments to extend credit, credit-card arrangements, and letters of credit represent the amounts of potential accounting loss should the contract be fully drawn upon, the customer default, and the value of any existing collateral become worthless.

   The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Commitments generally have fixed expiration dates; however, since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Bank upon extension of credit is based on management's credit evaluation of the counterparty. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, residential real estate and income-producing commercial properties.

   Bancorp and the Bank are subject to legal actions normally associated with financial institutions. At December 31, 2000, neither Bancorp nor the Bank had any pending contingencies that would be material to the financial condition or results of operations of either Bancorp or the Bank.

   The Bank is required to purchase stock in the Federal Reserve Bank in an amount equal to 6% of its capital, one-half of which must be paid currently with the balance due upon request.

13.Stock Option Plan

   Effective March 2, 1999, the Board of Directors adopted a stock option plan (the "Plan"). The Plan provides for the granting of options to directors, officers and other key employees, entitling them to purchase shares of common stock of Bancorp at a price per share equal to or above the fair market value of Bancorp's shares on the date the option is granted. Options vest over five year periods and expire 10 years after the grant date. The Plan further provides that if Bancorp sells or issues any additional shares of common stock (other than pursuant to the exercise of options under the Plan), the number of shares issuable pursuant to the Plan will be automatically increased by a number equal to 20% of the additional shares that are sold or issued. As such, Bancorp's current year stock issuance of 2,611,608 shares increased the number of shares issuable under the Option Plan by 522,322. The Plan provides that the total number of shares for which options may be granted under the Option Plan shall be 1,248,230 shares.

                   PACIFIC MERCANTILE BANCORP AND SUBSIDIARY

   The following tables summarize information concerning currently outstanding and exercisable stock options:

                                       2000                    1999
                              ----------------------- -----------------------
                              Number      Weighted    Number      Weighted
                                of        Average       of        Average
                              Shares   Exercise Price Shares   Exercise Price
                              -------  -------------- -------  --------------
   Outstanding at beginning
    of year.................. 380,106      $4.00          --         --
     Granted................. 608,400      $7.07      382,106      $4.00
     Exercised...............    (250)     $4.00          --         --
     Cancelled...............  (3,650)     $5.89       (2,000)     $4.00
                              -------      -----      -------      -----
   Outstanding at end of
    year..................... 984,606      $5.90      380,106      $4.00
                              =======      =====      =======      =====

                                                     Weighted
                                                      Average
                                        Number of    Remaining      Weighted
                                         Shares     Contractual     Average
   Range of Exercise Prices            Outstanding Life in Years Exercise Price
   ------------------------            ----------- ------------- --------------
    $4.00.............................   377,106        8.3          $4.00
    $6.00 - $12.13....................   607,500        9.3          $7.07
                                         -------
                                         984,606
                                         =======

   Shares exercisable at December 31, 2000 were 330,632 at an option price of between $4.00 and $12.13 per share.

   Bancorp continues to account for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," under which no compensation cost for stock options is recognized for stock option awards granted at or above fair market value. Had compensation expense for Bancorp's Plan been determined based upon the fair value at the grant date for awards under the Plan in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," Bancorp's net income (loss) and income (loss) per share would have been reduced (increased) to the pro forma amounts indicated below:

                                                            2000      1999
                                                          -------- -----------
   Net Income (Loss):
     As reported......................................... $126,700 $(2,750,200)
     Pro forma...........................................    6,700  (2,820,200)

   Basic and Fully Diluted Income (Loss) Per Share:
     As reported......................................... $   0.02 $     (1.12)
     Pro forma...........................................     0.00       (1.15)

   The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions for the years ending December 31, 2000 and 1999, respectively: no dividend yield, expected volatility of 50 and 0 percent, risk-free interest rates ranging from 5.90% to 6.63% and 5.27% to 5.81%, and an expected option life of 5 years.

14.Employee Benefit Plans

   The Bank has a 401(k) plan that covers substantially all full-time employees. It permits voluntary contributions by employees, a portion of which are matched by the Bank. The Bank's expenses relating to its contributions to the 401(k) plan for the years ended December 31, 2000 and 1999, and for the period from inception (May 29, 1998) through December 31, 1998, were $114,200, $25,300, and none, respectively.

                   PACIFIC MERCANTILE BANCORP AND SUBSIDIARY

15.Regulatory Matters and Capital/Operating Plans

   Bancorp and the Bank are subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on Bancorp's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Bancorp and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

   Quantitative measures established by regulation to ensure capital adequacy require Bancorp and Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2000, that Bancorp and the Bank meet all capital adequacy requirements to which they are subject.

   As of December 31, 2000, based on the regulations, Bancorp and the Bank are categorized as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized," Bancorp and the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following tables. There are no conditions or events that management believes have changed Bancorp or the Bank's category.

   The actual capital amounts and ratios of Bancorp and the Bank at December 31, 2000 are presented in the following table:

                                                                                      To be Well Capitalized
                                                                                  Under Prompt Corrective Action
                              Actual          For Capital Adequacy Purposes                 Provisions
                         -----------------  ----------------------------------  -----------------------------------
                           Amount    Ratio    Amount            Ratio             Amount             Ratio
                         ----------- -----  ----------- ----------------------  ----------- -----------------------
Total Capital to Risk
 Weighted Assets:
  Bancorp............... $35,827,200 27.5%  $10,407,500 (greater than or =)8.0% $13,009,300 (greater than or =)10.0%
  Bank..................  29,031,800 22.3%   10,407,100 (greater than or =)8.0%  13,008,900 (greater than or =)10.0%

Tier I Capital to Risk
 Weighted Assets:
  Bancorp...............  34,681,700 26.7%    5,203,700 (greater than or =)4.0%   7,805,600 (greater than or =) 6.0%
  Bank..................  27,886,300 21.4%    5,203,500 (greater than or =)4.0%   7,805,300 (greater than or =) 6.0%

Tier I Capital to
 Average Assets:
  Bancorp...............  34,681,700 22.5%    6,170,000 (greater than or =)4.0%   7,712,600 (greater than or =) 5.0%
  Bank..................  27,886,300 18.1%    6,170,000 (greater than or =)4.0%   7,712,600 (greater than or =) 5.0%

                   PACIFIC MERCANTILE BANCORP AND SUBSIDIARY

   The actual capital amounts and ratios of the Bank at December 31, 1999 are presented in the following table:

                                                                                    To be Well Capitalized
                                                                                Under Prompt Corrective Action
                             Actual          For Capital Adequacy Purposes                Provisions
                        -----------------  ---------------------------------  ----------------------------------
                          Amount    Ratio    Amount           Ratio             Amount            Ratio
                        ----------- -----  ---------- ----------------------  ---------- -----------------------
Total Capital to Risk
 Weighted Assets:       $16,717,000 30.2%  $4,422,500 (greater than or =)8.0% $5,528,200 (greater than or =)10.0%

Tier I Capital to Risk
 Weighted Assets:        16,026,800 29.0%   2,211,300 (greater than or =)4.0%  3,316,900 (greater than or =) 6.0%

Tier I Capital to
 Average Assets:         16,026,800 24.3%   2,632,400 (greater than or =)4.0%  3,290,500 (greater than or =) 5.0%

16. Parent Company Only Information

   The following Condensed Financial Statements of Bancorp are presented as if the merger and reorganization described in Note 1 was effective on January 1, 2000.

Condensed Statement of Financial Condition

                                                          December 31, 2000
                                                        ----------------------
                                                        (Dollars in thousands)
   Assets
     Interest bearing deposits with financial
      institutions.....................................        $ 6,797
     Investment in Pacific Mercantile Bank.............         27,893
                                                               -------
       Total Assets....................................        $34,690
                                                               =======

   Liabilities and Stockholders' Equity
   Liabilities.........................................        $     1
   Stockholders' Equity................................         34,689
                                                               -------
       Total Liabilities and Stockholders' Equity......        $34,690
                                                               =======

Condensed Statement of Operations

                                                              Year Ended
                                                          December 31, 2000
                                                        ----------------------
                                                        (Dollars in thousands)
   Interest income.....................................          $134
   Other expenses......................................           (11)
   Equity in undistributed earnings of Pacific
    Mercantile Bank....................................             4
                                                                 ----
   Net income..........................................          $127
                                                                 ====

                   PACIFIC MERCANTILE BANCORP AND SUBSIDIARY

Condensed Statement of Cash Flows

                                                              Year Ended
                                                          December 31, 2000
                                                        ----------------------
                                                        (Dollars in thousands)
Cash Flows from Operating Activities:
Net income.............................................        $   127
Adjustments to reconcile net income to net cash
 provided by operating activities:
  (Increase) decrease in other assets..................            --
  Undistributed earnings of subsidiary.................              4
  Other, net...........................................             (7)
  Increase (decrease) in other liabilities.............              1
                                                               -------
    Net cash provided by operating activities..........            125
                                                               -------
Cash Flows from Financing Activities:
  Proceeds from issuance of common stock...............         18,527
  Capital contribution to Pacific Mercantile Bank......        (11,855)
                                                               -------
    Net cash provided by financing activities..........          6,672
                                                               -------
Net (decrease) increase in cash........................          6,797
Cash and Cash Equivalents, beginning of period.........            --
                                                               -------
Cash and Cash Equivalents, end of period...............        $ 6,797
                                                               =======

17. Fair Value of Financial Instruments

   Fair value estimates are made at a discreet point in time based on relevant market information and information about the financial instruments. Because no active market exists for a significant portion of the Bank's financial instruments, fair value estimates are based on judgments regarding current economic conditions, risk characteristics of various financial instruments, prepayment assumptions, future expected loss experience and other such factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

   In addition, the fair value estimates are based on existing on and off-balance sheet financial instruments without attempting to estimate the value of existing and anticipated future customer relationships and the value of assets and liabilities that are not considered financial instruments. Significant assets and liabilities that are not considered financial assets or liabilities include other real estate owned and premises and equipment.

   The following methods and assumptions were used to estimate the fair value of financial instruments.

 Cash and Cash Equivalents

   The fair value of cash and cash equivalents approximates its carrying value.

 Interest Bearing Deposits with Financial Institutions

   The fair value of interest bearing deposits maturing within ninety days approximate their carrying values.

 Securities Available for Sale

   For investment securities, fair value equals quoted market price, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

                   PACIFIC MERCANTILE BANCORP AND SUBSIDIARY

 Loans Held for Sale

   The fair value of loans held for sale is based on commitments on hand from investors or prevailing market prices.

 Loans

   The fair value for loans with variable interest rates is the carrying amount. The fair value of fixed rate loans is derived by calculating the discounted value of future cash flows expected to be received by the various homogeneous categories of loans. All loans have been adjusted to reflect changes in credit risk.

 Securities Sold Under Agreements to Repurchase

   The fair value of securities sold under agreements to repurchase is the carrying amount and mature on a daily basis.

 Deposits

   The fair value of demand deposits, savings deposits, and money market deposits is defined as the amounts payable on demand at year-end. The fair value of fixed maturity certificates of deposit is estimated based on the discounted value of the future cash flows expected to be paid on the deposits.

 Commitments to Extend Credit and Standby Letters of Credit

   The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the parties involved. For fixed rate loan commitments, fair value also considers the difference between current levels of interest rates and committed rates. The fair value of these unrecorded financial instruments is estimated to approximate the notional amounts at December 31, 2000 and 1999.

   The estimated fair values and related carrying amounts of the Bank's financial instruments at December 31, 2000 and 1999 are as follows:

                                        2000                    1999
                               ----------------------- -----------------------
                                Carrying    Estimated   Carrying    Estimated
                                 Amount    Fair Value    Amount    Fair Value
                               ----------- ----------- ----------- -----------
   Financial Assets:
    Cash and cash
     equivalents.............. $47,588,300 $47,588,300 $38,498,200 $38,498,200
    Interest bearing deposits
     with financial
     institutions.............   1,188,000   1,188,000   1,386,000   1,386,000
    Securities available for
     sale.....................  12,987,900  12,987,900   2,668,800   2,668,800
    Loans held for sale.......  11,084,400  11,084,400   2,700,000   2,700,000
    Loans, net................  87,260,800  84,465,100  44,343,200  43,162,500

   Financial Liabilities:
    Noninterest bearing
     deposits.................  48,553,100  48,553,100  16,607,800  16,607,800
    Interest bearing
     deposits.................  75,733,400  75,729,700  57,892,400  57,660,300
    Securities sold under
     agreements to
     repurchase...............   2,679,800   2,679,800         --          --

   In all cases, the estimated fair values of the Bank's financial instruments are equal to their respective book values at December 31, 1998.

                   PACIFIC MERCANTILE BANCORP AND SUBSIDIARY

18. Subsequent Events

   Subsequent to December 31, 2000, the Bank signed three lease agreements for approximately 36,100 square feet of office space for the new corporate headquarters, the Newport Beach branch, a new Costa Mesa branch and a new Beverly Hills branch. The lease agreements are for a period of five to eight years.

   Future minimum non-cancelable lease commitments for the above leases are as follows:

   2001.............................................................. $  760,600
   2002..............................................................  1,284,000
   2003..............................................................  1,333,500
   2004..............................................................  1,384,300
   2005..............................................................  1,437,700
   Thereafter........................................................  2,926,000
                                                                      ----------
   Total............................................................. $9,126,100
                                                                      ==========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

   As reported in a Current Report on Form 8-K dated October 23, 2000, the Company dismissed Arthur Anderson LLP as its independent public accountants and selected Grant Thornton LLP as its new independent public accountants. The Current Report also stated, and it was confirmed in a letter from Arthur Andersen LLP, that there had never been (i) any disagreements between the Company and Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures or
(ii) any "reportable events" (as defined in Paragraph (a)(v) of Item 304 of Regulation S-K as promulgated by the Securities and Exchange Commission).

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   Except for information regarding the Registrant's executive officers which is included in Part I of this Report, the information called for by Item 10 is incorporated herein by reference from the Company's definitive proxy statement which is scheduled to be filed with the Commission on or before April 30, 2001 for the Company's 2001 annual meeting of stockholders.

ITEM 11. EXECUTIVE COMPENSATION

   The information required by Item 11 is incorporated herein by reference from the Company's definitive proxy statement which is scheduled to be filed with the Commission on or before April 30, 2001 for the Company's 2001 annual meeting of stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information required by Item 12 is incorporated herein by reference from the Company's definitive proxy statement which is scheduled to be filed with the Commission on or before April 30, 2001 for the Company's 2001 annual meeting of stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information required by Item 13 is incorporated herein by reference from the Company's definitive proxy statement which is scheduled to be filed with the Commission on or before April 30, 2001 for the Company's 2001 annual meeting of stockholders.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   The following documents are filed as part of this Form 10-K:

    (1) Financial Statements:

      See Index to Consolidated Financial Statements in Item 8 on Page 31 of this Report.

    (2) Financial Statement Schedules:

      All schedules are omitted as the information is not required, is not material or is otherwise furnished.

    (3) Exhibits:

      See Index to Exhibits on Page E-1 of this Form 10-K.

    (4) Reports on Form 8-K:

      As described in Item 9 of this Report, during the fourth quarter of 2000, the Company filed a Current Report on Form 8-K dated October 17, 2000, and an Amendment to that Form 8-K, to report the dismissal of Arthur Andersen LLP as the Company's independent accountants and the selection of Grant Thornton LLP as its new independent accountants.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March 2001.

                                          PACIFIC MERCANTILE BANCORP

                                                /s/ Raymond E. Dellerba
                                          By: _________________________________
                                                    Raymond E. Dellerba
                                               President and Chief Executive
                                                          Officer

                               POWER OF ATTORNEY

   Each person whose signature appears below hereby authorizes Raymond E. Dellerba, John J. McCauley and Daniel L. Erickson, and each of them individually, as his or her attorney-in-fact, to sign in his or her behalf and in each capacity stated below, and to file, all amendments and/or supplements to this Annual Report on Form 10-K.

   Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following officers and directors of the Registrant in the capacities indicated on March 30, 2001.

             Signature                          Title
             ---------                          -----

    /s/ Raymond E. Dellerba                     President, Chief Executive Officer and Director
 _________________________________              (Principal Executive Officer)
        Raymond E. Dellerba

     /s/ Daniel L. Erickson                     Executive Vice President and Chief Financial Officer
 _________________________________              (Principal Financial and Accounting Officer)
        Daniel L. Erickson

      /s/ John J. McCauley                      Executive Vice President, Chief Operating Officer
 _________________________________              and Director
         John J. McCauley

        /s/ George Wells                        Chairman of the Board and Director
 _________________________________
           George Wells

      /s/ Richard M. Torre                      Vice Chairman of the Board and Director
 _________________________________
         Richard M. Torre

     /s/ Ronald W. Chrislip                     Director
 _________________________________
        Ronald W. Chrislip

    /s/ Julia M. DiGiovanni                     Director
 _________________________________
        Julia M. DiGiovanni

      /s/ Warren T. Finley                      Director
 _________________________________
         Warren T. Finley

      /s/ John Thomas, M.D.                     Director
 _________________________________
         John Thomas, M.D.

                                                Director
 _________________________________
        Robert E. Williams

                                 EXHIBIT INDEX

 Exhibit
   No.
 -------
  2.1    Plan of Reorganization and Merger Agreement, dated as of February 29,
         2000, between Pacific Mercantile Bank and Pacific Mercantile Bancorp+

  3.1    Articles of Incorporation of Pacific Mercantile Bancorp+

  3.2    Bylaws of Pacific Mercantile Bancorp+

  4.1    Specimen form of stock certificate for Common Stock+

 10.1    1999 Incentive Stock Option and Nonqualified Option Plan (the "1999
         Plan")+

 10.2    Form of Stock Option Agreement pertaining to the 1999 Plan+

 10.3 Employment Agreement, dated April 23, 1999 between Raymond E. Dellerba and Pacific Mercantile Bank+

 10.4    Form of Severance Agreement to be entered into between Pacific
         Mercantile Bank and John J. McCauley, John P. Cronin and Daniel L.
         Erickson, respectively+

 10.5 Office Space Lease, dated December 8, 1999, between the Irvine Company and Pacific Mercantile Bank+

 10.6    Sublease, dated as of August 3, 1999, between Wells Fargo Bank, N.A.
         and Pacific Mercantile Bank+

 10.7    Sublease, dated as of September 16, 1998, between Washington Mutual
         Bank, FA, and Pacific Mercantile Bank+

 10.8    Standard Internet Banking System Licensing Agreement, dated as of
         January 29, 1999, between Q-UP Systems and Pacific Mercantile Bank+

 10.9 ODFI--Originator Agreement for Automated Clearing House Entries, dated as of February 16, 1999, between eFunds Corporation and Pacific
         Mercantile Bank*+

 10.10   Agreement, dated September 15, 1998, between Fiserv Solutions, Inc.
         and Pacific Mercantile Bank+

 10.11   UVEST Brokerage Services Agreement, dated April 1, 1999 between UVEST
         Financial Services Group, Inc. and Pacific Mercantile Bank*+

 10.12   Underwriter's Warrant Agreement with Paulson Investment Company**

 10.13   Commercial Office Building Lease dated February 26, 2001 between Metro
         Point 13580, Lot Three, a California limited partnership, and Pacific
         Mercantile Bank

 21      Subsidiary of the Company

 24.1    Power of Attorney (contained on the signature page of Annual Report)+

--------
+ Incorporated by reference to the same numbered exhibit to the Company's Registration Statement on Form S-1 filed with the Commission on June 14, 2000.

**Incorporated by reference to the Exhibit 1.2 to the above referenced S-1 Registration Statement.