Form 10-Q
period 2001-03-31
PACIFIC MERCANTILE BANCORP
filed 2001-05-14
CIK 1109546

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                 ------------

                                  FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2001
                              --------------------------------------------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               -------------------    --------------------------

                        Commission file number 0-30777

                          PACIFIC MERCANTILE BANCORP
            ------------------------------------------------------
            (Exact name of Registrant as specified in its charter)


          California                                    33-0898238
--------------------------------------------------------------------------------
  (State or other jurisdiction                       (I.R.S. Employer
of incorporation or organization)                  Identification Number)


  450 Newport Center Drive, Suite 100,
      Newport Beach, California                            92660
--------------------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)

                                (949) 644-8040
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

                                Not Applicable
                ----------------------------------------------
                (Former name, former address and former fiscal
                      year, if changed, since last year)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.
YES   X    NO
    -----     -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             6,332,020 shares of Common Stock as of April 30, 2001

                          PACIFIC MERCANTILE BANCORP
                         QUARTERLY REPORT ON FORM 10Q
                                      FOR
                       THE QUARTER ENDED MARCH 31, 2001

                               TABLE OF CONTENTS

                                                                                                          Page No.
                                                                                                          --------
Part I.  Financial Information

         Item 1.  Financial Statements ...................................................................    3

                  Consolidated Statements of Financial Condition
                  March 31, 2001 and December 31, 2000 ....................................................   3

                  Consolidated Statements of Operations
                  Three months ended March 31, 2001 and 2000 .............................................    4

                  Consolidated Statements of Comprehensive Income (Loss)
                  Three months ended March 31, 2001 and 2000 .............................................    5

                  Consolidated Statements of Cash Flows
                  Three months ended March 31, 2001 and 2000 .............................................    6

                  Notes to Consolidated Financial Statements .............................................    7

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations ..   10

         Item 3.  Market Risk ............................................................................   17

         Forward Looking Statements and Uncertainties Regarding Future Performance .......................   17

Part II. Other Information ...............................................................................   19

         Item 6.  Exhibits and Reports on Form 8-K .......................................................   19

Signatures

Exhibit Index

ITEM 1. FINANCIAL STATEMENTS



                   PACIFIC MERCANTILE BANCORP AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                      March 31,         December 31,
                                                                                         2001                2000
                                                                                   ------------------  -----------------
ASSETS                                                                                (Unaudited)
 Cash and due from banks                                                             $  10,239,400       $   9,023,300
 Federal funds sold                                                                     37,865,000          38,565,000
                                                                                     -------------       -------------
     Cash and cash equivalents                                                          48,104,400          47,588,300
 Interest bearing deposits with financial institutions                                     991,000           1,188,000
 Securities available for sale, at fair value                                            9,229,200          12,987,900
 Loans held for sale, at lower of cost or market                                        29,183,500          11,084,400
 Loans (net of allowances of $1,245,500 and $1,145,500, respectively)                   88,891,900          87,260,800
 Accrued interest receivable                                                               770,700             782,400
 Premises and equipment, net                                                             1,273,600           1,336,300
 Other assets                                                                              507,300             388,800
                                                                                     -------------       -------------
     Total assets                                                                    $ 178,951,600       $ 162,616,900
                                                                                     =============       =============
LIABILITIES AND STOCKHOLDERS' EQUITY
 Deposits:
   Noninterest bearing                                                               $  47,614,000       $  48,553,100
   Interest bearing                                                                     91,425,000          75,733,400
                                                                                     -------------       -------------
     Total deposits                                                                    139,039,000         124,286,500
 Security sold under agreements to repurchase                                            3,778,100           2,679,800
 Accrued interest payable                                                                   80,200              94,300
 Other liabilities                                                                         879,800             867,700
                                                                                     -------------       -------------
     Total liabilities                                                                 143,777,100         127,928,300
                                                                                     -------------       -------------
 Commitments and contingencies                                                                  --                  --
 Stockholders' equity:
 Preferred stock, no par value, 2,000,000 shares authorized; none   issued                      --                  --
 Common stock, no par value,  10,000,000 shares authorized; 6,332,020 shares
  issued and outstanding at March 31, 2001 and December  31, 2000                       37,547,400          37,547,400
 Accumulated deficit                                                                    (2,396,400)         (2,865,700)
 Accumulated other comprehensive income                                                     23,500               6,900
                                                                                     -------------       -------------
     Total stockholders' equity                                                         35,174,500          34,688,600
                                                                                     -------------       -------------
 Total liabilities and stockholders' equity                                          $ 178,951,600       $ 162,616,900
                                                                                     =============       =============

      The accompanying notes are an integral part of these consolidated financial statements.

                   PACIFIC MERCANTILE BANCORP AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)

                                                                         Three Months Ended
                                                                              March 31,
--------------------------------------------------------------------------------------------------
                                                                       2001                2000
                                                                    ----------          ----------
Interest income:
Loans, including fees                                               $2,171,000          $1,200,600
Federal funds sold                                                     595,700             543,200
Securities available for sale                                          142,600              34,500
Interest earning deposits with financial institutions                   18,100              21,800
Other                                                                        -               6,500
--------------------------------------------------------------------------------------------------
      Total interest income                                          2,927,400           1,806,600
--------------------------------------------------------------------------------------------------
Interest expense:
Deposits                                                               978,800             774,700
Other borrowings                                                        37,000                   -
--------------------------------------------------------------------------------------------------
      Total interest expense                                         1,015,800             774,700
--------------------------------------------------------------------------------------------------

Net interest income                                                  1,911,600           1,031,900
Provision for loan losses                                              100,000             100,000
--------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                  1,811,600             931,900
--------------------------------------------------------------------------------------------------
Noninterest income:
      Service charges and fees                                          53,700              15,800
      Net gains on sales of loans held for sale                        171,000              43,900
      Mortgage banking                                                 185,300              83,100
      Other                                                             83,500              35,100
--------------------------------------------------------------------------------------------------
      Total noninterest income                                         493,500             177,900
--------------------------------------------------------------------------------------------------
Noninterest expense:
      Salaries and employee benefits                                   944,700             731,000
      Occupancy                                                        164,700             106,700
      Depreciation                                                     120,600              91,500
      Equipment                                                         22,600              29,000
      Data processing                                                   70,200              48,700
      Professional fees                                                 97,400              65,000
      Stationery and supplies                                           44,000              22,500
      Courier                                                           38,900              21,100
      Advertising                                                       68,300              43,800
      Other operating expense                                          264,400             192,800
--------------------------------------------------------------------------------------------------
      Total noninterest expense                                      1,835,800           1,352,100
--------------------------------------------------------------------------------------------------
Net income (loss)                                                   $  469,300          $ (242,300)
==================================================================================================
Basic and fully diluted income (loss) per share                     $     0.07          $    (0.07)
==================================================================================================

      The accompanying notes are an integral part of these consolidated financial statements.

                   PACIFIC MERCANTILE BANCORP AND SUBSIDIARY
            CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                  (Unaudited)

                                                                                   Three Months Ended
                                                                                        March 31,
----------------------------------------------------------------------------------------------------------
                                                                                   2001             2000
                                                                                 --------        ---------
Net income (loss)                                                                $469,300        $(242,300)
Other comprehensive gain (loss), net of tax:
  Change in unrealized gain (loss) on securities available for sale,
   net of tax effect                                                               16,600           (3,300)

----------------------------------------------------------------------------------------------------------
Total comprehensive income (loss)                                                $485,900        $(245,600)
==========================================================================================================


      The accompanying notes are an integral part of these consolidated financial statements.

                   PACIFIC MERCANTILE BANCORP AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                                                                             Three months ended
                                                                                                  March 31,
------------------------------------------------------------------------------------------------------------------------
                                                                                        2001                    2000
                                                                                    ------------            ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                                 $    469,300            $   (242,300)
  Adjustments to reconcile net income (loss) to net cash used in operating activities:
     Depreciation and amortization                                                       120,600                  91,500
     Provision for loan losses                                                           100,000                 100,000
     Net amortization (accretion) premiums (discounts) on securities                     (33,700)                 (1,500)
     Net gains on sales of loans held for sale                                          (171,000)                (43,900)
     Proceeds from sales of loans held for sale                                       48,842,200              13,180,100
     Originations and purchases of loans held for sale                               (66,770,300)            (22,160,800)
     Net change in accrued interest receivable                                            11,700                (214,300)
     Net change in other assets                                                         (118,500)                (66,800)
     Net change in accrued interest payable                                              (14,100)                  7,100
     Net change in other liabilities                                                      12,100                (235,000)
------------------------------------------------------------------------------------------------------------------------
        Net cash used in operating activities                                        (17,551,700)             (9,585,900)
------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Net decrease in interest earning deposits with financial institutions                  197,000                 297,000
  Proceeds from maturities of securities available for sale                            9,450,000                       -
  Purchase of securities available for sale                                           (5,641,000)                (45,700)
  Net increase in loans                                                               (1,731,100)            (18,730,400)
  Purchase of premises and equipment                                                     (57,900)               (195,700)
------------------------------------------------------------------------------------------------------------------------
       Net cash provided by (used in) investing activities                             2,217,000             (18,674,800)
------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in deposits                                                            14,752,500              28,468,800
  Net increase in security sold under agreement to repurchase                          1,098,300                       -
------------------------------------------------------------------------------------------------------------------------
       Net cash provided by financing activities                                      15,850,800              28,468,800
------------------------------------------------------------------------------------------------------------------------
Increase in cash and cash equivalents                                                    516,100                 208,100
Cash and cash equivalents, beginning of period                                        47,588,300              38,498,200
------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                            $ 48,104,400            $ 38,706,300
========================================================================================================================
SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
  Cash paid for interest on deposits and other borrowings                           $  1,029,900            $    676,600
  Cash paid for income taxes                                                        $     17,800            $        800


    The accompanying statements are an integral part of these consolidated financial statements.

                    PACIFIC MERCANTILE BANCORP AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1. Nature of Business and Significant Accounting Policies

     Organization

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all footnotes as would be necessary for a fair presentation of financial position, results of operations, changes in cash flows and comprehensive income
(loss) in conformity with generally accepted accounting principles. However, these interim financial statements reflect all normal recurring adjustments which, in the opinion of the management, are necessary for a fair presentation of the results for the interim periods presented. All such adjustments were of a normal recurring nature. These unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles on a basis consistent with the Company's audited financial statements, and these interim financial statements should be read in conjunction with the Company's audited financial statements as of and for the year ended December 31, 2000 and the notes thereto included in the Company's Form 10-K filed under the Securities Act of 1934. The financial position at March 31, 2001, and the results of operations for the three month period ended March 31, 2001 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the full year ending December 31, 2001.

     The consolidated financial statements include the accounts of Pacific Mercantile Bancorp and its wholly owned subsidiary Pacific Mercantile Bank (which together shall be referred to as the "Company"). The Company is a bank holding company which was incorporated on January 7, 2000 in the State of California. Pacific Mercantile Bank (the "Bank") is a banking company which was formed on May 29, 1998, incorporated November 18, 1998 in the State of California and commenced operations on March 1, 1999. The Bank is chartered by the California Department of Financial Institutions (the "DFI") and is a member of the Federal Reserve Bank of San Francisco ("FRB"). In addition, its customers' deposit accounts are insured by the Federal Deposit Insurance Corporation ("FDIC") up to the maximum amount allowed by Federal Regulations.

     Pacific Mercantile Bancorp was organized to acquire all of the outstanding shares of the Bank and, on June 12, 2000, it consummated that acquisition by means of a merger as a result of which the Bank became a wholly-owned subsidiary of the Company and the Bank's shareholders became the Company's shareholders, owning the same number and percentage of the Company's shares as they had owned in the Bank (the "Reorganization"). Prior to the Reorganization, the Company had only nominal assets and had not conducted any business. All financial information included herein has been restated as if the Reorganization was effective for all periods presented. Additionally, the number of common shares outstanding gives retroactive effect to a two-for-one stock split of the Bank's outstanding shares that became effective on April 14, 2000.

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

     Loans

     At March 31, 2001, the Company had no nonaccrual, impaired, or restructured loans and had no loans with principal more than 90 days past due that were still accruing interest.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.-)

     Income (Loss) Per Share

     Basic income (loss) per share for each of the periods presented was computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding during each such period. The weighted average numbers of shares used in the basic income (loss) per share computations for the three month periods ended March 31, 2001 and 2000 were 6,332,020 and 3,720,162, respectively. The weighted average number of shared used in the fully diluted income (loss) per share computations for the three month periods ended March 31, 2001 and 2000 were 6,486,857 and 3,720,162, respectively. The Company's common stock equivalents are anti-dilutive for the three months ended March 31, 2000 and are therefore not included in the income (loss) per share calculation.

     Comprehensive Income (Loss)

     Components of comprehensive income (loss) include non-ownership related revenues, expenses, gains, and losses that under generally accepted accounting principles are included in equity but excluded from net income.

     Recent Accounting Pronouncements

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which was subsequently amended by SFAS No. 137 and SFAS No. 138. SFAS No. 137 and SFAS No. 138 deferred the effective date of the pronouncement from fiscal years that began June 15, 1999 to fiscal years that began June 30, 2000 and amended the reporting and accounting standards for derivative instruments and for hedging activities. SFAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives are accounted for depending on the purpose of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. The adoption of SFAS No. 133, SFAS No. 137, and SFAS No. 138 has not had a material impact on the Company's results of operations or financial condition.

2. Commitments and Contingencies

     In order to meet the financing needs of its customers in the normal course of business, the Company is party to financial instruments with off-balance sheet risk, which consist of commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements. At March 31, 2001, we were committed to fund certain loans amounting to approximately $62,179,000. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments. Commitments generally have fixed expiration dates; however, since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. We evaluate each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon an extension of credit, is based on management's credit evaluation of the customer. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, residential real estate and income-producing commercial properties.

     We are subject to legal actions normally associated with financial institutions. At March 31, 2001, we did not have any pending contingencies that would be material to the consolidated financial condition or results of operations of the Company.

     In March 2001, the Bank entered into three lease agreements for (i) a new corporate headquarters and a new branch banking office, to be located in Costa Mesa, California, (ii) its existing Newport Beach branch banking office and
(iii) a new branch banking office to be located in Beverly Hills, California. The lease agreements are for periods ranging from five to eight years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.-)

     Future minimum non-cancelable lease commitments for the above leases are as follows:

           2001.......................................      $  760,600
           2002.......................................       1,284,000
           2003.......................................       1,333,500
           2004.......................................       1,384,300
           2005.......................................       1,437,700
           Thereafter.................................       2,926,000
                                                            ----------
           Total                                            $9,126,100
                                                            ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     Background. The following discussion presents information about our consolidated results of operations, financial condition, liquidity and capital resources. Substantially all of our operations are conducted by the Bank and the Bank accounts for substantially all of our revenues and expenses. This information should be read in conjunction with the Company's quarterly unaudited consolidated financial statements, and the notes thereto, contained earlier in this Report.

     Forward-Looking Information. This discussion contains information regarding operating trends and expectations regarding our future performance (which is referred to as "forward-looking information"). That information is subject to the uncertainties and risks described below in the Section of this Report entitled "Forward Looking Information and Uncertainties Regarding Future Financial Performance" and readers of this Report are urged to read that Section in its entirety.

     Overview of Recent Operating Results. We generated net income of $469,300 for the first quarter of 2001 as compared to a net loss of $242,300 for the first quarter of 2000. This improvement was due largely to increases in interest income that were primarily attributable to the increases in the volume of our loans and other interest-earning assets, and to increases in non-interest income that were primarily attributable to the expansion of our mortgage loan operations. On a per share basis, we generated net earnings of $0.07 in the first quarter of 2001, as compared to a net loss of $0.07 in the same quarter of 2000. Those per share figures are based on weighted average shares outstanding of 6,332,020 in the first quarter of 2001, as compared to 3,720,162 during the same quarter of 2000, an increase that was due to the completion of a public offering in June 2000 in which we sold a total of 2,611,608 shares of our common stock.

     Set forth below are key financial performance ratios for the periods indicated:

                                                      Three months ended
                                                           March 31,
  ---------------------------------------------------------------------------
                                                     2001             2000
  ---------------------------------------------------------------------------
  Return on average assets (1)                         1.11%          (0.91)%
  Return on average shareholders' equity (1)           5.36%          (6.08)%
  Net interest margin                                  4.51%           3.87 %
  Income (loss) per share                            $ 0.07          $(0.07)
  _____________
  (1)  Annualized

Results of Operations

     Net Interest Income. Net interest income, the primary determinant of our operating income, represents the difference between interest earned on interest-earning assets and the interest paid on interest-bearing liabilities. Net interest income, when expressed as a percentage of total average interest earning assets, is referred to as "net interest margin."

     We generated net interest income of $1,911,600 in the quarter ended March 31, 2001 as compared to net interest income of $1,031,900 for the corresponding quarter of 2000. This increase in net interest income was largely attributable to an increase in interest income of $1,120,800 in the quarter ended March 31, 2001, which more than offset a $241,100 increase in our interest expense in the same period. The increase in interest income was largely attributable to an increase of approximately $48,500,000 in our average loans outstanding during the quarter ended March 31, 2001, which generated $970,400 of additional interest income for us in the quarter ended March 31, 2001 as compared to the same period of 2000. The increase in interest expense was primarily attributable to an increase of approximately $24,600,000 in our average interest-bearing deposits during the quarter ended March 31, 2001 compared to the corresponding period of 2000. Our net interest margin for the quarter ended March 31, 2001 improved to 4.51% as compared to 3.87% for the corresponding period of 2000. This improvement was largely attributable to the changes in the mix of earning assets to a greater proportion of loans on which we earn higher rates of interest than on other interest earning assets.

     Noninterest Income. Noninterest income consists of service charges on deposit accounts, mortgage banking income and other noninterest income. Noninterest income for the quarter ended March 31, 2001 consisted primarily of loan origination and processing fees and yield spread premium generated by the mortgage banking division, which originates conforming and non-conforming, agency quality, residential first and home equity mortgage loans. Mortgage banking income increased to $356,300 in the quarter ended March 31, 2001 as compared to $102,800 for the corresponding quarter of 2000 due to a $34 million increase in mortgage loan volume.

     Noninterest Expense. Total noninterest expense for the quarter ended March 31, 2001 was $1,835,800 as compared to $1,327,900 for the corresponding period of 2000. Salaries and employee benefits constitute the largest components of noninterest expense and the increases in noninterest expense in the first three months of 2001 were attributable primarily to the addition of experienced banking personnel required to meet the needs of our growing customer base. Other operating expense primarily consists of stationary and supplies, advertising and messenger services, data processing, and check charges for customers.

     Noninterest expense as a percentage of net revenue (the "efficiency ratio") improved to 76.3% for the quarter ended March 31, 2001 as compared to 111.7% for the corresponding period of 2000. This improvement indicated that a proportionately smaller amount of net revenue was required to provide for noninterest expenses. This improvement was attributable to the increases in interest income and noninterest income, which more than offset the increases in noninterest expense in the quarter ended March 31, 2001. Noninterest expense as a percentage of average assets for the three months ended March 31, 2001 and 2000 was 4.33% and 5.07%, respectively.

     We anticipate increases in noninterest expense during the balance of 2001, as compared to the corresponding period of the prior year, due to the relocation of our headquarters offices to a larger office facility and the opening of two new banking offices and the addition of bank personnel to staff those two new offices.


Financial Condition

     Assets. Assets totaled $178,951,600 at March 31, 2001, as compared to $162,616,900 at December 31, 2000. The increase is largely attributable to increases in the volume of loans held for sale during the three months ended March 31, 2001.

     Loans Held for Sale. Loans intended for sale in the secondary market totaled $29,183,500 at March 31, 2001 and $11,084,400 at December 31, 2000. This
increase was attributable primarily to the increase in outstanding loans originated or purchased by our mortgage banking division. Loans held for sale are carried at the lower of cost or estimated fair value in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.

     Loans. Loans outstanding at December 31, 2000 and March 31, 2001 (exclusive of loans held for sale) were made to customers in Southern California, the primary market areas being Orange and Los Angeles Counties. The greatest concentration of our loans are in real estate loans and commercial loans, which represented 51% and 38%, respectively, of the loan portfolio at March 31, 2001, as compared to 53% and 38%, respectively, at December 31, 2000.

         The loan portfolio consisted of the following at March 31, 2001 and December 31, 2000:

                                      March 31,                     December 31,
                                        2001          Percent           2000         Percent
                                   ---------------    -------     --------------     -------
Real estate loans                  $    46,220,200      51.4%     $   46,882,000       53.1%
Commercial loans                        34,236,300      38.1%         33,732,400       38.2%
Construction loans                       4,489,000       5.0%          3,238,900        3.7%
Consumer loans                           5,031,300       5.5%          4,393,700        5.0%
                                   ---------------     ------     --------------     -------
      Gross loans                       89,976,800     100.0%         88,247,000      100.0%
                                                       ======                        =======
  Deferred fee income                      160,600                       159,300
  Allowance for loan losses             (1,245,500)                   (1,145,500)
                                   ---------------                --------------
      Loans, net                   $    88,891,900                $   87,260,800
                                   ===============                ==============

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

     The following table sets forth the maturity distribution of the Bank's loan portfolio (excluding consumer loans) at March 31, 2001:

                                                              Over One
                                                               Year
                                              One Year         Through            Over Five
                                              Or Less         Five Years            Years              Total
                                          -------------      -------------     -------------      -------------
            Real estate loans
                 Floating rate            $   4,720,500      $   2,627,300     $  36,740,500      $  44,088,300
                 Fixed rate                     842,800            448,300           840,800          2,131,900
            Commercial loans
                 Floating rate               20,245,100          8,923,100            75,400         29,243,600
                 Fixed rate                   2,020,200          2,146,000           826,500          4,992,700
            Construction loans
                 Floating rate                2,366,800                 --                --          2,366,800
                 Fixed rate                   2,122,200                 --                --          2,122,200
                                          -------------      -------------     -------------      -------------
                         Total            $  32,317,600      $  14,144,700     $  38,483,200      $  84,945,500
                                          =============      =============     =============      =============

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

     The allowance for loan losses at December 31, 2000 was $1,145,500, which represented 1.3% of outstanding loans at that date. At March 31, 2001, the allowance had been increased to $1,245,500, which represented 1.4% of outstanding loans as of that date. The Bank carefully monitors changing economic conditions, the loan portfolio by category, borrowers' financial condition and the history of the portfolio in determining the adequacy of the allowance for loan losses. We are not currently aware of any information indicating that there will be material deterioration in our loan portfolio, and we believe that the allowance for loan losses at March 31, 2001 is adequate to provide for losses inherent in the portfolio. However, the allowance was established on the basis of estimates developed primarily from historical industry loan loss data because the Bank commenced operations in March 1999 and lacks any long term historical data relating to the performance of loans in its loan portfolio. As a result, ultimate losses may vary from the estimates used to establish the allowance. As the volume of loans increases, additional provisions for loan losses will be required to maintain the allowance at adequate levels. Additionally, if economic conditions were to deteriorate, it would become necessary to increase the provision to a greater extent.

     We also measure and reserve for impairment on a loan by loan basis using either the present value of expected future cash flows discounted at the loan's effective interest rate, or the fair value of the collateral if the loan is collateral dependent. As of March 31, 2001, we had no loans classified as impaired. We exclude from our impairment calculations smaller, homogeneous loans such as consumer installment loans and lines of credit. Also, loans that experience insignificant payment delays or payment shortfalls are generally not considered impaired.

     A summary of the transactions in the allowance for loan losses for the three months ended March 31, 2001 and the year ended December 31, 2000 is as follows:

                                          March 31,       December 31,
                                             2001             2000
                                         ------------------------------
     Balance, beginning of period        $  1,145,500      $    750,000
     Provision for loan losses                100,000           400,000
     Recoveries                                    --                --
     Amounts charged off                           --            (4,500)
                                         ------------------------------
     Balance, end of period              $  1,245,500      $  1,145,500
                                         ==============================

     Nonperforming Assets. There were no nonaccrual loans, restructured loans or loans which were considered impaired at December 31, 2000 or March 31, 2001.

     Deposits. At March 31, 2001 deposits totaled $139,039,000, which included $23,914,400 of certificates of deposits of $100,000 or more. By comparison, deposits at December 31, 2000, totaled $124,286,500, which included $17,212,900 of certificates of deposit of $100,000 or more. Noninterest bearing demand deposits totaled $47,614,000, or 34.2% of total deposits, at March 31, 2001. By comparison noninterest bearing demand deposits totaled $48,553,100, or 39.1% of total deposits, at December 31, 2000.

     Set forth below is maturity schedule of domestic time certificates of deposits outstanding at March 31, 2001:

                                             Certificates of Deposit   Certificates of Deposit of
               Maturities                        Under $100,000             $100,000 or more
     -----------------------------------     -----------------------   --------------------------
     Three Months or Less                            $     1,762,000            $      19,393,500
     Over Three and though Six Months                      1,054,400                    1,883,200
     Over Six through Twelve Months                        1,992,400                    2,437,700
     Over Twelve Months                                      669,600                      200,000
                                             -----------------------   --------------------------
                                                     $     5,478,400            $      23,914,400
                                             =======================   ==========================

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

     Cash flow provided by financing activities, primarily representing increases in deposits, totaled $15,850,800 for the three months ended March 31, 2001. Cash flow used in operating activities, primarily representing the net increase in loans held for sale, totaled $17,551,700. Cash flow provided by investing activities, primarily representing proceeds from the maturities of securities available for sale, offset by increases in loans and purchases of securities available for sale, totaled $2,217,000 for the three months ended March 31, 2001.

     At March 31, 2001, liquid assets, which included cash and due from banks, federal funds sold, interest bearing deposits with financial institutions and unpledged securities available for sale (excluding Federal Reserve Bank stock) totaled $50,917,100 or 28% of total assets.

     The Bank's primary uses of funds are loans and its primary sources of the funds that it uses to make loans are deposits. Accordingly, the relationship between gross loans and total deposits provides a useful measure of the Bank's liquidity. Since repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loan to deposit ratio the less liquid are the Bank's assets. On the other hand, since the Bank realizes greater yields and higher interest income on loans than it does on investments, a lower loan to deposit ratio can adversely affect interest income and the earnings of the Bank. As a result, management's goal is to achieve a loan to deposit ratio that appropriately balances the requirements of liquidity and the need to generate a fair return on assets. At March 31, 2001, the Company's loan to deposit ratio was 85.8%, compared to 80.0% at December 31, 2000.

     As of March 31, 2001, we did not have any material commitments for capital expenditures. However, the Bank expects to incur capital expenditures, currently estimated at $1.4 million, in conjunction with the opening of two new banking offices and the relocation of its headquarters offices to a larger office facility during the second and third quarters of 2001.

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

     Securities available for sale are those that we intend to hold for an indefinite period of time, but that may be sold in response to changes in liquidity needs, changes in interest rates, changes in prepayment risks or other similar factors. The securities are recorded at fair value. Any unrealized gains and losses are reported as "Other Comprehensive Income (Loss)" rather than included in or deducted from earnings,

     The following is a summary of the major components of securities available for sale and a comparison of the amortized cost, estimated fair values and gross unrealized gains and losses as of March 31, 2001 and December 31, 2000:

                                                                      Gross              Gross            Estimated
                                                   Amortized        Unrealized        Unrealized            Fair
               March 31, 2001                         Cost            Gains            (Losses)             Value
----------------------------------------------   ---------------  ---------------  ------------------  ----------------
 Available-For-Sale:
 U.S. Agency Securities less than one year         $  8,384,000     $    23,500      $           --      $  8,407,500
 Federal Reserve Bank Stock                             821,700              --                  --           821,700
                                                 ---------------  ---------------  ------------------  ----------------
                    Total                          $  9,205,700     $    23,500      $           --      $  9,229,200
                                                 ===============  ===============  ==================  ================

                                                                      Gross              Gross            Estimated
                                                   Amortized        Unrealized        Unrealized            Fair
              December 31, 2000                       Cost            Gains            (Losses)             Value
----------------------------------------------   ---------------  ---------------  ------------------  ----------------
 Available-For-Sale:
 U.S. Treasury Securities less than one year       $  2,204,300     $        --      $           --      $  2,204,300
 U.S. Agency Securities less than one year            9,955,000           6,900                  --         9,961,900
 Federal Reserve Bank Stock                             821,700              --                  --           821,700
                                                 ---------------  ---------------  ------------------  ----------------
                    Total                          $ 12,981,000     $     6,900      $           --      $ 12,987,900
                                                 ===============  ===============  ==================  ================

     At March 31, 2001, U.S. government agency securities with a carrying value of $750,000 were pledged to secure a discount line at the Federal Reserve Bank. At March 31, 2001, the Company also had U.S. Treasury securities with a carrying value of $6,657,500 that were pledged to secure repurchase agreements.

     The contractual maturities of debt securities at March 31, 2001 were between three and nine months. The weighted-average yield is 5.65% for securities maturing less than one year and 6.0% for Federal Reserve Bank stock.


Asset/Liability Management

     The objective of asset/liability management is to reduce our exposure to interest rate fluctuations, which can affect our net interest margins and, therefore, also our net interest income and net earnings. We seek to achieve this objective by matching interest-rate sensitive assets and liabilities, and maintaining the maturity and repricing of these assets and liabilities at appropriate levels given the interest rate environment. Generally, if rate sensitive assets exceed rate sensitive liabilities, the net interest income will be positively impacted during a rising rate environment and negatively impacted during a declining rate environment. When rate sensitive liabilities exceed rate sensitive assets, the net interest income will generally be positively impacted during a declining rate environment and negatively impacted during a rising rate environment. However, because interest rates for different asset and liability products offered by depository institutions respond differently to changes in the interest rate environment, the gap is only a general indicator of interest rate sensitivity.

     The table below sets forth information concerning our rate sensitive assets and rate sensitive liabilities as of March 31, 2001. The assets and liabilities are classified by the earlier of maturity or repricing date in accordance with their contractual terms. Certain shortcomings are inherent in the method of analysis presented in the following table. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees and at different times to changes in market interest rates. Rates on some assets and liabilities change in advance of changes in market rates of interest, while rates on other assets or liabilities may lag behind changes in market rates of interest. Also, loan prepayments and early withdrawals of certificates of deposit could cause the interest sensitivities to vary from those which appear in the table.


                                                     Over Three       Over One
                                       Three          Through           Year             Over             Non-
                                      Months          Twelve           Through           Five           Interest
Assets                                or Less         Months          Five Years         Years          Bearing          Total
------                            --------------  ---------------  ---------------  ---------------  --------------  --------------

Interest bearing deposits in
 other financial institutions     $      99,000    $    892,000    $          --    $          --    $          --    $    991,000
Securities available for sale         4,243,900       4,163,600               --               --               --       8,407,500
Federal Reserve Bank stock                   --              --               --          821,700               --         821,700
Federal funds sold                   37,865,000              --               --               --               --      37,865,000
Loans, gross                         97,629,300      11,200,400        8,149,600        2,341,600               --     119,320,900
Non-interest earning assets                  --              --               --               --       11,545,500      11,545,500
                                  --------------  ---------------  ---------------  ---------------  --------------  --------------

     Total assets                   139,837,200      16,256,000        8,149,600        3,163,300       11,545,500     178,951,600
                                  --------------  ---------------  ---------------  ---------------  --------------  --------------

Liabilities and
Stockholders' Equity:
---------------------
Noninterest-bearing deposits                 --              --               --               --       47,614,000      47,614,000
Interest-bearing deposits            83,187,700       7,367,700          869,600               --               --      91,425,000
Repurchase agreements                 3,778,100              --               --               --               --       3,778,100
Other liabilities                            --              --               --               --          960,000         960,000
Stockholders' equity                         --              --               --               --       35,174,500      35,174,500
                                  --------------  ---------------  ---------------  ---------------  --------------  --------------
     Total liabilities and
      stockholders' equity           86,965,800       7,367,700          869,600               --       83,748,500     178,951,600
                                  --------------  ---------------  ---------------  ---------------  --------------  --------------
Interest rate sensitivity gap      $ 52,871,400    $  8,888,300     $  7,280,000     $  3,163,300     $(72,203,000)   $         --
                                  ==============  ===============  ===============  ===============  ==============  ==============
Cumulative interest rate
 sensitivity gap                   $ 52,871,400    $ 61,759,700     $ 69,039,700     $ 72,203,000     $         --    $         --
                                  ==============  ===============  ===============  ===============  ==============  ==============

Cumulative % of rate sensitive
 assets in maturity period            78.14%          87.23%           91.78%           93.55%          100.00%
                                  ==============  ===============  ===============  ===============  ==============
Rate sensitive assets to rate
 sensitive liabilities                 1.61            2.21             9.37              N/A             N/A
                                  ==============  ===============  ===============  ===============  ==============
Cumulative ratio                       1.61            1.65             1.73             1.76             N/A
                                  ==============  ===============  ===============  ===============  ==============

     At March 31,2001, our rate sensitive balance sheet was shown to be in a positive gap position. This implies that our earnings would increase in the short-term if interest rates rise and would decline in the short-term if interest rates were to fall. However, as noted above, this may not necessarily be the case depending on how quickly rate sensitive assets and liabilities react to interest rate changes.

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

     Quantitative measures established by regulation to ensure capital adequacy require the Company (on a consolidated basis) and the Bank to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes that, as of March 31, 2001, the Company (on a consolidated basis) and the Bank met all capital adequacy requirements to which they are subject.

     As of March 31, 2001, based on applicable capital regulations, Bancorp and the Bank are categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, Bancorp and the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table which contains a comparison of Bancorp and Bank's capital and capital ratios at March 31, 2001 to the regulatory requirements applicable to them.

                                                                                To be Well Capitalized
                                                                                     Under Prompt
                                                        For Capital               Corrective Action
                                Actual               Adequacy Purposes               Provisions
                         -------------------   -----------------------------   ---------------------------
                           Amount      Ratio     Amount           Ratio          Amount          Ratio
                         -----------   -----   -----------   ---------------   -----------   -------------
Total Capital to Risk
 Weighed Assets
   Bank                  $29,555,800   20.6%   $11,469,400   greater than or   $14,336,700   greater than or
                                                             equal to 8.0%                   equal to 10.0%
   Bancorp                36,396,500   25.4%    11,470,000   greater than or    14,337,600   greater than or
                                                             equal to 8.0%                   equal to 10.0%
Tier I Capital to Risk
 Weighted Assets
   Bank                   28,310,300   19.8%     5,734,700   greater than or     8,602,000   greater than or
                                                             equal to 4.0%                   equal to  6.0%
   Bancorp                35,151,000   24.5%     5,735,000   greater than or     8,602,500   greater than or
                                                             equal to 4.0%                   equal to  6.0%
Tier I Capital to
 Average Assets:
   Bank                   28,310,300   16.7%     6,785,600   greater than or     8,481,900   greater than or
                                                             equal to 4.0%                   equal to  5.0%
   Bancorp                35,151,000   20.3%     6,940,200   greater than or     8,675,300   greater than or
                                                             equal to 4.0%                   equal to  5.0%


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

     Possible Adverse Changes in National Economic Conditions and FRB Monetary Policies. Changes in national economic conditions, such as increases in inflation or declines in economic output often prompt changes in Federal Reserve Board monetary policies that could reduce interest income or increase the cost of funds to us, either of which could result in reduced earnings. In the past few months there has been a slowing in economic growth nationally, the duration and severity of which are difficult to predict at this time. The Federal Reserve Board has recently reduced interest rates to stimulate the economy and those reductions could result in a decline in interest income as compared to prior periods. If, on the other hand, there is a continuing downturn in the economy, loan losses could increase thereby adversely affecting operating results.

     Changes in Regulatory Policies. Changes in federal and state bank regulatory policies, such as increases in capital requirements or in loan loss reserve or asset/liability ratio requirements, could adversely affect earnings by reducing yields on earning assets or increasing operating costs.

     Effects of Growth. It is our intention to take advantage of opportunities to increase our business, either through acquisitions of other banks or the establishment of new banking offices. In particular, we plan to open two new banking offices during the second and third quarters of 2001. The opening of those two offices are expected to cause us to incur additional operating costs that may adversely affect our operating results, at least on an interim basis, until the new banking offices are able to achieve profitability. Also, if we do open any additional new offices or acquire any other banks, we are likely to incur additional operating costs until those offices achieve profitability or the acquired banks are integrated into our operations.

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

                          PART II - OTHER INFORMATION



ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits.

              None

         (b)  Reports on Form 8-K:

              None

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:    May 14, 2001           Pacific Mercantile Bancorp


                                By: /S/ Daniel L. Erickson
                                    --------------------------------------------
                                    Daniel L. Erickson, Executive Vice President
                                    and Chief Financial Officer