Form 10-Q
period 2001-06-30
PACIFIC MERCANTILE BANCORP
filed 2001-08-14
CIK 1109546

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  ------------

                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 2001
                                -------------

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

                       Commission file number   0-30777
                                                -------

                          PACIFIC MERCANTILE BANCORP
             ----------------------------------------------------
            (Exact name of Registrant as specified in its charter)

              California                                33-0898238
     ---------------------------------       ------------------------------
     (State or other jurisdiction           (I.R.S. Employer Identification
     of incorporation or organization)                   Number)


      949 South Coast Drive, Suite 300,
            Costa Mesa, California                           92626
    --------------------------------------                   -----
   (Address of principal executive offices)               (Zip Code)


                                (714) 438-2500
                                --------------
              (Registrant's telephone number, including area code)

      450 Newport Center Drive, Suite 100, Newport Beach, California 92660
      --------------------------------------------------------------------
                 (Former name, former address and former fiscal
                       year, if changed, since last year)

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


              6,332,020 shares of Common Stock as of July 31, 2001

                          PACIFIC MERCANTILE BANCORP
                         QUARTERLY REPORT ON FORM 10Q
                                      FOR
                        THE QUARTER ENDED JUNE 30, 2001

                               TABLE OF CONTENTS



                                                                        Page No.
                                                                        --------
Part I.  Financial Information

         Item 1.  Financial Statements......................................  3

                  Consolidated Statements of Financial Condition
                  June 30, 2001 and December 31, 2000.......................  3

                  Consolidated Statements of Operations
                  Three months and six months ended June 30, 2001 and 2000..  4

                  Consolidated Statements of Comprehensive Income (Loss)
                  Three months and six months ended June 30, 2001 and 2000..  5

                  Consolidated Statements of Cash Flows
                  Three months and six months ended June 30, 2001 and 2000..  6

                  Notes to Consolidated Financial Statements................  7

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations....................... 10

         Item 3.  Market Risk............................................... 17

         Forward Looking Statements and Uncertainties Regarding Future
         Performance........................................................ 17

Part II. Other Information.................................................. 19

         Item 4.  Submission of Matters to a Vote of Security Holders....... 19

         Item 6.  Exhibits and Reports on Form 8-K.......................... 20

Signatures

Exhibit Index

PART I. ITEM 1. FINANCIAL STATEMENTS

                   PACIFIC MERCANTILE BANCORP AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                               June 30,        December 31,
                                                                                 2001             2000
                                                                             ------------     ------------
                                                                              (Unaudited)
ASSETS
 Cash and due from banks                                                     $ 12,550,100     $  9,023,300
 Federal funds sold                                                            34,705,000       38,565,000
                                                                             ------------     ------------
   Cash and cash equivalents                                                   47,255,100       47,588,300
 Interest bearing deposits with financial institutions                          1,486,000        1,188,000
 Securities available for sale, at fair value ($8,522,000 pledged as
   collateral for repurchase agreements at June 30, 2001)                       9,385,000       12,987,900
 Loans held for sale, at lower of cost or market                               26,219,600       11,084,400
 Loans (net of allowances of $1,345,500 and $1,145,500, respectively)         102,428,300       87,260,800
 Accrued interest receivable                                                      771,300          782,400
 Premises and equipment, net                                                    1,629,100        1,336,300
 Other assets                                                                     751,900          388,800
                                                                             ------------     ------------
 Total assets                                                                $189,926,300     $162,616,900
                                                                             ============     ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
   Noninterest bearing                                                       $ 53,200,600     $ 48,553,100
   Interest bearing                                                            94,294,800       75,733,400
                                                                             ------------     ------------
     Total deposits                                                           147,495,400      124,286,500
 Securities sold under agreements to repurchase                                 5,705,100        2,679,800
 Accrued interest payable                                                          99,500           94,300
 Other liabilities                                                              1,042,200          867,700
                                                                             ------------     ------------
     Total liabilities                                                        154,342,200      127,928,300
                                                                             ------------     ------------
 Commitments and contingencies                                                         --               --

 Stockholders' equity:
 Preferred stock, no par value, 2,000,000 shares authorized; none issued               --               --
 Common stock, no par value, 20,000,000 shares authorized; 6,332,020 shares
  issued and outstanding at June 30, 2001 and December 31, 2000                37,547,400       37,547,400
 Accumulated deficit                                                           (1,976,200)      (2,865,700)
 Accumulated other comprehensive income                                            12,900            6,900
                                                                             ------------     ------------
     Total stockholders' equity                                                35,584,100       34,688,600
                                                                             ------------     ------------
 Total liabilities and stockholders' equity                                  $189,926,300     $162,616,900
                                                                             ============     ============

      The accompanying notes are an integral part of these consolidated financial statements.

                   PACIFIC MERCANTILE BANCORP AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)

                                                                  Three Months Ended                        Six Months Ended
                                                                       June 30,                                 June 30,
---------------------------------------------------------------------------------------------------------------------------------
                                                                 2001             2000                   2001             2000
                                                              ----------       ----------             ----------       ----------
 Interest income:
 Loans, including fees                                        $2,323,000       $1,754,300             $4,494,000       $2,954,900
 Federal funds sold                                              372,200          292,600                967,900          835,800
 Securities available for sale                                   115,300           45,900                257,900           86,900
 Interest earning deposits with financial institutions            14,600           16,500                 32,700           38,300
---------------------------------------------------------------------------------------------------------------------------------
       Total interest income                                   2,825,100        2,109,300              5,752,500        3,915,900
---------------------------------------------------------------------------------------------------------------------------------
 Interest expense:
 Deposits                                                        848,500          798,000              1,827,300        1,572,700
 Other borrowings                                                 35,100                -                 72,100                -
---------------------------------------------------------------------------------------------------------------------------------
       Total interest expense                                    883,600          798,000              1,899,400        1,572,700
---------------------------------------------------------------------------------------------------------------------------------
 Net interest income                                           1,941,500        1,311,300              3,853,100        2,343,200
 Provision for loan losses                                       100,000          100,000                200,000          200,000
---------------------------------------------------------------------------------------------------------------------------------
 Net interest income after provision for loan losses           1,841,500        1,211,300              3,653,100        2,143,200
---------------------------------------------------------------------------------------------------------------------------------
 Noninterest income:
       Service charges and fees                                   58,900           36,600                112,600           52,400
       Net gains on sales of loans held for sale                 204,600           70,400                375,600          114,300
       Mortgage banking                                          377,500          123,900                562,800          207,000
       Merchant income                                            71,400           36,100                124,500           63,700
       Other                                                      58,100           17,700                 88,500           25,200
---------------------------------------------------------------------------------------------------------------------------------
       Total noninterest income                                  770,500          284,700              1,264,000          462,600
---------------------------------------------------------------------------------------------------------------------------------
 Noninterest expense:
       Salaries and employee benefits                          1,119,400        1,036,400              2,064,100        1,767,400
       Occupancy                                                 193,600          126,700                358,300          233,400
       Depreciation                                              135,700          103,000                256,300          194,500
       Equipment                                                  42,100           24,800                 64,700           53,800
       Data processing                                            75,100           63,000                145,300          111,700
       Professional fees                                          99,900           57,000                197,300          122,000
       Other loan related                                        132,300           29,100                163,200           53,500
       Stationery and supplies                                    46,200           39,000                 90,200           61,500
       Courier                                                    51,700           25,500                 90,600           46,600
       Advertising                                                41,800           42,600                110,100           86,400
       Correspondent bank service charges                         36,500           35,200                 68,200           60,200
       Other operating expense                                   217,500          149,100                419,300          292,500
---------------------------------------------------------------------------------------------------------------------------------
       Total noninterest expense                               2,191,800        1,731,400              4,027,600        3,083,500
---------------------------------------------------------------------------------------------------------------------------------
 Net income (loss)                                            $  420,200       $ (235,400)            $  889,500       $ (477,700)
=================================================================================================================================
 Weighted average number of shares outstanding                 6,332,020        3,994,915              6,332,020        3,857,538
=================================================================================================================================
 Basic and fully diluted income (loss) per share              $     0.07       $    (0.06)            $     0.14       $    (0.12)
=================================================================================================================================

  The accompanying notes are an integral part of these consolidated financial statements.

                   PACIFIC MERCANTILE BANCORP AND SUBSIDIARY
            CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                  (Unaudited)

                                                          Three Months Ended          Six Months Ended
                                                               June 30,                   June 30,
---------------------------------------------------------------------------------------------------------
                                                          2001         2000          2001          2000
                                                        --------    ---------      --------     ---------
Net income (loss)                                       $420,200    $(235,400)     $889,500     $(477,700)
Other comprehensive gain (loss), net of tax:
     Change in unrealized gain (loss) on
      securities available for sale, net of tax effect   (10,600)      (2,900)        6,000        (1,600)
---------------------------------------------------------------------------------------------------------
Total comprehensive income (loss)                       $409,600    $(238,300)     $895,500     $(479,300)
=========================================================================================================

  The accompanying notes are an integral part of these consolidated financial statements.

                   PACIFIC MERCANTILE BANCORP AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                 Six months ended
                                                                                     June 30,
---------------------------------------------------------------------------------------------------------
                                                                               2001             2000
                                                                          -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                                     $     889,500     $   (477,700)
    Adjustments to reconcile net income (loss) to net cash used in operating activities:
      Depreciation and amortization                                             256,300          194,500
      Provision for loan losses                                                 200,000          200,000
      Net amortization (accretion) of premiums (discounts) on securities       (106,500)            (900)
      Net gains on sales of loans held for sale                                (375,600)        (114,300)
      Mark to market loans held for sale                                         14,600                -
      Proceeds from sales of loans held for sale                            135,494,500       35,069,300
      Originations and purchases of loans held for sale                    (150,268,700)     (47,294,500)
      Net change in accrued interest receivable                                  11,100         (436,100)
      Net change in other assets                                               (363,100)        (139,500)
      Net change in accrued interest payable                                      5,200           10,300
      Net change in other liabilities                                           174,600          337,400
---------------------------------------------------------------------------------------------------------
         Net cash used in operating activities                              (14,068,100)     (12,651,500)
---------------------------------------------------------------------------------------------------------

 CASH FLOWS FROM INVESTING ACTIVITIES
    Net (increase) decrease in interest bearing deposits with financial
     institutions                                                              (298,000)         297,000
    Proceeds from maturities of securities available for sale                14,700,000                -
    Purchase of securities available for sale                               (10,984,600)      (2,264,600)
    Net increase in loans                                                   (15,367,500)     (29,265,900)
    Purchase of premises and equipment                                         (549,100)        (345,800)
---------------------------------------------------------------------------------------------------------
         Net cash used in investing activities                              (12,499,200)     (31,579,300)
---------------------------------------------------------------------------------------------------------

 CASH FLOWS FROM FINANCING ACTIVITIES
    Net increase in deposits                                                 23,208,800       21,802,500
    Proceeds from sale of common stock, net of offering expenses                      -       17,799,600
    Proceeds from exercise of stock options                                           -            1,000
    Net increase in securities sold under agreement to repurchase             3,025,300                -
---------------------------------------------------------------------------------------------------------
         Net cash provided by financing activities                           26,234,100       39,603,100
---------------------------------------------------------------------------------------------------------

 Decrease in cash and cash equivalents                                         (333,200)      (4,627,700)
 Cash and cash equivalents, beginning of period                              47,588,300       38,498,200
---------------------------------------------------------------------------------------------------------
 Cash and cash equivalents, end of period                                 $  47,255,100     $ 33,870,500
=========================================================================================================

 SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
    Cash paid for interest on deposits and other borrowings               $   1,894,200     $  1,569,000
    Cash paid for income taxes                                            $      27,800     $        800


 The accompanying notes are an integral part of these consolidated financial statements.

                   PACIFIC MERCANTILE BANCORP AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                                  (Unaudited)

1.   Nature of Business and Significant Accounting Policies

     Organization

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all footnotes as would be necessary for a fair presentation of financial position, results of operations, changes in cash flows and comprehensive income
(loss) in conformity with generally accepted accounting principles. However, these interim financial statements reflect all normal recurring adjustments which, in the opinion of the management, are necessary for a fair presentation of the results for the interim periods presented. All such adjustments were of a normal recurring nature. These unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles on a basis consistent with the Company's audited financial statements, and these interim financial statements should be read in conjunction with the Company's audited financial statements as of and for the year ended December 31, 2000 and the notes thereto included in the Company's Form 10-K filed under the Securities Act of 1934. The financial position at June 30, 2001, and the results of operations for the six month period ended June 30, 2001 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the full year ending December 31, 2001.

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

     Loans

     At June 30, 2001, the Company had no nonaccrual, impaired, or restructured loans and had no loans with principal more than 90 days past due that were still accruing interest.

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.-)

     Income (Loss) Per Share

     Basic income (loss) per share for each of the periods presented was computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding during each such period. The weighted average numbers of shares used in the basic income (loss) per share computations for the six month periods ended June 30, 2001 and 2000 were 6,332,020 and 3,857,538, respectively. The weighted average numbers of shares used in the basic income (loss) per share computations for the three month periods ended June 30, 2001 and 2000 were 6,332,020 and 3,994,915, respectively. The weighted average numbers of shares used in the fully diluted income (loss) per share computations for the three months and the six months ended June 30, 2001 were 6,475,695 and 6,481,003, respectively. The Company's common stock equivalents are anti-dilutive for both the three months and the six months ended June 30, 2000 and are therefore not included in the income (loss) per share calculation.

     Comprehensive Income (Loss)

     Components of comprehensive income (loss) include non-ownership related revenues, expenses, gains, and losses that under generally accepted accounting principles are included in equity but excluded from net income.

     Recent Accounting Pronouncements

SFAS 133:

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

SFAS 140:

     Effective April 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 140"). SFAS 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain additional disclosures. Adoption of SFAS 140 did not have a material impact to the Company's consolidated financial statements.

SFAS 141 and SFAS 142:

     Most recently, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 and SFAS 142 eliminate the "pooling of interests" method of accounting, except for business combinations initiated prior to July 1, 2001. They require that the acquirer's cost for an acquisition be allocated among the various assets acquired, in proportion to their relative fair market values, and any unallocated cost is assigned to the "residue," or goodwill. Certain intangible assets that are determined to have an indefinite useful life shall not be amortized. Additionally, goodwill shall no longer be amortized, but will be tested for impairment at least annually.

     These two statements must be adopted in fiscal years beginning after December 15, 2001. The Company is currently analyzing the potential impact of the implementation of SFAS 141 and SFAS 142 to its financial statements upon adoption on January 1, 2002. Adoption of these two pronouncements is not expected to have a material impact to the Company's consolidated financial statements.

2.  Commitments and Contingencies

     In order to meet the financing needs of its customers in the normal course of business, the Company is party to financial instruments with off-balance sheet risk, which consist of commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements. At June 30, 2001, we were committed to fund certain loans amounting to approximately $64,539,900. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments. Commitments generally have fixed expiration dates; however, since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. We evaluate each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon an extension of credit, is based on management's credit evaluation of the customer. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, residential real estate and income-producing commercial properties.

     We are subject to legal actions normally associated with financial institutions. At June 30, 2001, we did not have any pending contingencies that would be material to the consolidated financial condition or results of operations of the Company.

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

     Recent Operating Results. We generated net income of $420,200 or $0.07 basic and diluted income per share for the second quarter of 2001 as compared to a net loss of $235,400 or $0.06 basic and diluted loss per share for the second quarter of 2000 and net income of $889,500 or $0.14 basic and diluted income per share for the first six months of 2001, as compared to a net loss of $477,700 or $0.12 basic and diluted loss per share for the same period of 2000. This improvement was due largely to increases in interest income that were primarily attributable to the increases in the volume of our loans and other interest earning assets, and to increases in noninterest income that were primarily attributable to the expansion of our mortgage banking division. Those per share figures are based on weighted average shares outstanding of 6,332,020 in the second quarter and first six months of 2001, as compared to 3,994,915 for the second quarter of 2000 and 3,857,538 for the first six months of 2000, an increase that was due to the completion of a public offering in June 2000 in which we sold a total of 2,611,608 shares of our common stock.

     Set forth below are key financial performance ratios for the periods indicated:

                                             Three months ended       Six months ended
                                                  June 30,                June 30,
-----------------------------------------------------------------------------------------
                                              2001        2000        2001        2000
-----------------------------------------------------------------------------------------
Return on average assets (1)                  0.94%      (0.83)%      1.02%      (0.87)%
Return on average stockholders' equity (1)    4.74%      (5.46)%      5.05%      (5.76)%
Net interest margin                           4.56%       4.91 %      4.67%       4.49 %
Basic and fully diluted income (loss)
per share                                    $0.07      $(0.06)      $0.14      $(0.12)

_______________
(1)  Annualized

Results of Operations

     Net Interest Income. Net interest income, the primary determinant of our operating income, represents the difference between interest earned on interest earning assets and the interest paid on interest bearing liabilities. Net interest income, when expressed as a percentage of total average interest earning assets, is referred to as "net interest margin."

     We generated net interest income of $1,941,500 and $3,853,100, respectively, in the quarter and six months ended June 30, 2001 as compared to net interest income of $1,311,300 and $2,343,200, respectively, for the corresponding quarter and six months of 2000. These increases in net interest income were largely attributable to increases in interest income of $715,800 and $1,836,600, respectively, in the quarter and six months ended June 30, 2001, which more than offset increases in our interest expense in that same period of $85,600 and $326,700, respectively. The increases in interest income were largely attributable to an increase of approximately $42,274,500 and $45,421,600, respectively, in our average loans outstanding for those two periods which generated $568,700 and $1,539,100, respectively, of additional interest and fee income from loans in the quarter and six months ended June 30, 2001 as compared to the same periods of 2000. The increase in interest expense was primarily attributable to an increase of approximately $25,684,200 and $21,748,600, respectively, in average interest bearing deposits during the quarter and six months ended June 30, 2001 compared to the corresponding periods of 2000. Our ratio of net interest income to average earning assets ("net interest margin") for the quarter and six months ended June 30, 2001 changed from 4.56% and 4.67%, respectively, as compared to 4.91% and 4.49%, respectively, for the corresponding periods of 2000. These changes were attributable to declines in the average prime lending rate for the quarter and six months ended June 30, 2001 of 0.66% and 1.52%, respectively and an increase in the average prime lending rate for the quarter and six months ended June 30, 2000 of .25% and
 .47%, respectively. As described below in the Subsection entitled "Asset/Liability Management," our balance sheet was shown to be in a positive gap position at June 30, 2001. This implies that our earnings would increase in the short-term if interest rates rise and would decline in the short-term if interest rates were to fall.

     Noninterest Income. Noninterest income consists of service charges and fees on deposit accounts, net gains on sales of loans held for sale, mortgage banking income, merchant income, and other noninterest income. Noninterest income for the quarter ended June 30, 2001 consisted primarily of loan origination and processing fees and yield spread premium generated by the mortgage banking division, which originates conforming and non-conforming, agency quality, residential first and home equity mortgage loans. Mortgage banking income, including net gains on sales of loans held for sale, increased to $582,100 and $938,400, respectively for the quarter and six months ended June 30, 2001 as compared to $194,300 and $321,300, respectively, for the corresponding quarter and six months of 2000 due to increases of $67 million and $101 million, respectively, in mortgage loan volume from the corresponding periods of 2000.

     Noninterest Expense. Total noninterest expense for the quarter and six months ended June 30, 2001 was $2,191,800 and $4,027,600, respectively, as compared to $1,731,400 and $3,083,500, respectively, for the corresponding periods of 2000. Salaries and employee benefits constitute the largest components of noninterest expense. The increases in noninterest expense in the first six months of 2001 were attributable primarily to increased staffing, occupancy and equipment costs in connection with the opening of two new banking centers in Costa Mesa and Beverly Hills, California, respectively, and a new headquarters also in Costa Mesa. Loan-related expenses increased as a result of the increase in our mortgage banking operation noted above. Other operating expense primarily consists of telephone expense, check charges for customers, and insurance expense.

     Noninterest expense as a percentage of net revenue (the "efficiency ratio") improved to 80.8% for the quarter ended June 30, 2001 as compared to 108.5% for the corresponding period of 2000. This improvement indicated that a proportionately smaller amount of net revenue was required to provide for noninterest expenses. This improvement was attributable to the increases in interest income and noninterest income, which more than offset the increases in noninterest expense in the quarter ended June 30, 2001. Noninterest expense as a percentage of average assets for the three months ended June 30, 2001 and 2000 was 4.89% and 6.45%, respectively.

     We anticipate that there will be increases in noninterest expense during the balance of 2001, as compared to the corresponding period of the prior year, due to the relocation of our headquarters offices to a larger office facility, the opening of two new banking offices and the addition of bank personnel to staff those two new offices.

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

     The table below sets forth information concerning our rate sensitive assets and rate sensitive liabilities as of June 30, 2001. The assets and liabilities are classified by the earlier of maturity or repricing date in accordance with their contractual terms. Certain shortcomings are inherent in the method of analysis presented in the following table. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees and at different times to changes in market interest rates. Rates on some assets and liabilities change in advance of changes in market rates of interest, while rates on other assets or liabilities may lag behind changes in market rates of interest. Also, loan prepayments and early withdrawals of certificates of deposit could cause the interest sensitivities to vary from those which appear in the table.

                                                          Over Three     Over One
                                             Three         Through         Year           Over            Non-
                                             Months        Twelve         Through         Five          Interest
                                            or Less        Months       Five Years        Years          Bearing         Total
                                         ------------    -----------    -----------    -----------    ------------    ------------
Assets
------
Interest earning deposits in
 other financial institutions            $    495,000    $   991,000    $        --    $        --    $         --    $  1,486,000
Securities available for sale               2,269,200      3,425,200      2,576,900        263,600              --       8,534,900
Federal Reserve Bank stock                         --             --             --        850,100              --         850,100
Federal funds sold                         34,705,000             --             --             --              --      34,705,000
Loans, gross                              106,757,500     12,122,200      9,159,400      1,954,300              --     129,993,400
Noninterest earning assets                         --             --             --             --      14,356,900      14,356,900
                                         ------------    -----------    -----------    -----------    ------------    ------------
      Total assets                        144,226,700     16,538,400     11,736,300      3,068,000      14,356,900     189,926,300
                                         ------------    -----------    -----------    -----------    ------------    ------------
Liabilities and Stockholders' Equity:
------------------------------------
Noninterest bearing deposits                       --             --             --             --      53,200,600      53,200,600
Interest bearing deposits                  78,604,200     14,178,300      1,512,300             --              --      94,294,800
Repurchase agreements                       5,705,100             --             --             --              --       5,705,100
Other liabilities                                  --             --             --             --       1,141,700       1,141,700
Stockholders' equity                               --             --             --             --      35,584,100      35,584,100
                                         ------------    -----------    -----------    -----------    ------------    ------------
      Total liabilities and
       stockholders' equity                84,309,300     14,178,300      1,512,300             --      89,926,400     189,926,300
                                         ------------    -----------    -----------    -----------    ------------    ------------
Interest rate sensitivity gap            $ 59,917,400    $ 2,360,100    $10,224,000    $ 3,068,000    $(75,569,500)   $         -
                                         ============    ===========    ===========   ============    ============    ============
Cumulative interest rate
 sensitivity gap                         $ 59,917,400    $62,277,500    $72,501,500    $75,569,500    $         --    $         -
                                         ============    ===========    ===========   ============    ============    ============
Cumulative % of rate sensitive
 assets in maturity period                      75.94%         84.65%         90.83%         92.44%         100.00%
                                         ============    ===========    ===========   ============    ============
Rate sensitive assets to rate
 sensitive liabilities                           1.71           1.17           7.76            N/A             N/A
                                         ============    ===========    ===========   ============    ============
Cumulative ratio                                 1.71           1.63           1.73           1.76             N/A
                                         ============    ===========    ===========   ============    ============

     At June 30, 2001, our rate sensitive balance sheet was shown to be in a positive gap position. This implies that our net interest margin would increase in the short-term if interest rates rise and would decline in the short-term if interest rates were to fall. And, during the quarter ended June 30, 2001, our net interest margin was lower than in the same quarter of 2000, due to a decline in prevailing market rates of interest. However, as noted above, the extent to which our net interest margin will be impacted by changes in prevailing interest rates will depend on a number of factors, including how quickly rate sensitive assets and liabilities react to interest rate changes.

Financial Condition

     Assets. Assets totaled $189,926,300 at June 30, 2001, as compared to $162,616,900 at December 31, 2000. The increase is largely attributable to increases in the volume of loans and loans held for sale during the six months ended June 30, 2001.

     Loans Held for Sale. Loans intended for sale in the secondary market totaled $26,219,600 at June 30, 2001 and $11,084,400 at December 31, 2000. This
increase was attributable primarily to the increase in outstanding loans originated or purchased by our mortgage banking division. Purchased loans are carried at the lower of cost or estimated fair value in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.

     Loans. Loans outstanding at December 31, 2000 and June 30, 2001 (exclusive of loans held for sale) were made to customers in Southern California, the primary market areas being Orange and Los Angeles Counties. The greatest concentration of our loans are in real estate loans and commercial loans, which represented 53% and 38%, respectively, of the loan portfolio at both June 30, 2001 and December 31, 2000.

     The loan portfolio consisted of the following at June 30, 2001 and December 31, 2000:

                                            June 30,                   December 31,
                                              2001         Percent        2000         Percent
                                          ------------    ---------    -----------    ----------
Real estate loans                         $ 54,295,500         52.5%   $46,882,000          53.1%
Commercial loans                            39,111,900         37.7%    33,732,400          38.2%
Construction loans                           4,792,600          4.6%     3,238,900           3.7%
Consumer loans                               5,415,300          5.2%     4,393,700           5.0%
                                          ------------    ---------    -----------    ----------
   Gross loans                             103,615,300        100.0%    88,247,000         100.0%
                                                          =========                   ==========
   Deferred loan origination costs, net        158,500                     159,300

   Allowance for loan losses                (1,345,500)                 (1,145,500)
                                          ------------                 -----------
     Loans, net                           $102,428,300                 $87,260,800
                                          ============                 ===========

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

     The following table sets forth the maturity distribution of the Bank's loan portfolio (excluding consumer loans) at June 30, 2001:

                                        Over One
                                          Year
                         One Year       Through       Over Five
                         Or Less       Five Years       Years          Total
                       -----------    ------------   -----------    -----------
Real estate loans
   Floating rate       $ 2,979,500    $ 5,917,400    $41,880,200    $50,777,100
   Fixed rate              863,600        435,500      2,219,300      3,518,400
Commercial loans
   Floating rate        21,111,400     12,344,800         72,800     33,529,000
   Fixed rate            2,596,600      2,565,800        420,500      5,582,900
Construction loans
   Floating rate         3,043,700             --             --      3,043,700
   Fixed rate            1,748,900             --             --      1,748,900
                       -----------    -----------    -----------    -----------
     Total             $32,343,700    $21,263,500    $44,592,800    $98,200,000
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

     The allowance for loan losses at December 31, 2000 was $1,145,500, which represented 1.3% of outstanding loans at that date. At June 30, 2001, the allowance had been increased to $1,345,500, in order to maintain the allowance at approximately 1.3% of outstanding loans. The Bank carefully monitors changing economic conditions, the loan portfolio by category, borrowers' financial condition and the history of the portfolio in determining the adequacy of the allowance for loan losses. We are not currently aware of any information indicating that there will be material deterioration in our loan portfolio, and we believe that the allowance for loan losses at June 30, 2001 is adequate to provide for losses inherent in the portfolio. However, the allowance was established on the basis of estimates developed primarily from historical industry loan loss data because the Bank commenced operations in March 1999 and lacks any long-term historical data relating to the performance of loans in its loan portfolio. As a result, ultimate losses may vary from the estimates used to establish the allowance. As the volume of loans increases, additional provisions for loan losses will be required to maintain the allowance at adequate levels. Additionally, if economic conditions were to deteriorate, it would become necessary to increase the provision to a greater extent.

     We also measure and reserve for impairment on a loan by loan basis using either the present value of expected future cash flows discounted at the loan's effective interest rate, or the fair value of the collateral if the loan is collateral dependent. As of June 30, 2001, we had no loans classified as impaired. We exclude from our impairment calculations smaller, homogeneous loans such as consumer installment loans and lines of credit. Also, loans that experience insignificant payment delays or payment shortfalls are generally not considered impaired.

     A summary of the transactions in the allowance for loan losses for the six months ended June 30, 2001 and the year ended December 31, 2000 is as follows:

                                            June 30,          December 31,
                                             2001                 2000
                                       -------------------------------------
   Balance, beginning of period            $1,145,500         $  750,000
   Provision for loan losses                  200,000            400,000
   Recoveries                                      --                 --
   Amounts charged off                             --             (4,500)
                                       -------------------------------------
   Balance, end of period                  $1,345,500         $1,145,500
                                       =====================================

     Nonperforming Assets. There were no nonaccrual loans, restructured loans or loans which were considered impaired at June 30, 2001 or December 31, 2000.

     Deposits. At June 30, 2001 deposits totaled $147,495,400, which included $30,099,800 of certificates of deposits of $100,000 or more. By comparison, deposits at December 31, 2000, totaled $124,286,500, which included $17,212,900 of certificates of deposit of $100,000 or more. Noninterest bearing demand deposits totaled $53,200,600, or 36.1% of total deposits at June 30, 2001. By comparison noninterest bearing demand deposits totaled $48,553,100, or 39.1% of total deposits, at December 31, 2000.

     Set forth below is maturity schedule of domestic time certificates of deposits outstanding at June 30, 2001:


                                    Certificates of Deposit    Certificates of Deposit
           Maturities                    Under $100,000          of $100,000 or more
--------------------------------    -----------------------    -----------------------
Three Months or Less                       $1,948,400                $18,547,800
Over Three and though Six Months            1,317,700                  9,361,900
Over Six through Twelve Months              1,508,600                  1,990,100
Over Twelve Months                          1,312,300                    200,000
                                    --------------------------------------------------
                                           $6,087,000                $30,099,800
                                    ==================================================

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

     Cash flow provided by financing activities, primarily representing increases in deposits, totaled $26,234,100 for the six months ended June 30, 2001. Cash flow used in operating activities, primarily representing the net increase in loans held for sale, totaled $14,068,100. Cash flow used in investing activities, primarily representing increases in loans and purchases of securities available for sale, offset by proceeds from the maturities of securities available for sale, totaled $12,499,200 for the six months ended June 30, 2001.

     At June 30, 2001, liquid assets, which included cash and due from banks, federal funds sold, interest earning deposits with financial institutions and unpledged securities available for sale (excluding Federal Reserve Bank stock) totaled $48,741,200 or 26% of total assets.

     The Bank's primary uses of funds are loans and its primary sources of the funds that it uses to make loans are deposits. Accordingly, the relationship between gross loans and total deposits provides a useful measure of the Bank's liquidity. Since repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loan to deposit ratio the less liquid are the Bank's assets. On the other hand, since the Bank realizes greater yields and higher interest income on loans than it does on investments, a lower loan to deposit ratio can adversely affect interest income and the earnings of the Bank. As a result, management's goal is to achieve a loan to deposit ratio that appropriately balances the requirements of liquidity and the need to generate a fair return on assets. At June 30, 2001, the Company's loan to deposit ratio was 88.1%, compared to 80.0% at December 31, 2000.

     As of June 30, 2001, we did have commitments for capital expenditures, currently estimated at $1 million, in conjunction with the opening of two new banking offices and the relocation of our headquarters offices to a larger office facility.

     As of June 30, 2001, the Company had $5.7 million in securities sold under agreements to repurchase which are classified as secured borrowings and mature within one day from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. The Bank monitors the fair value of the underlying securities to ensure that sufficient collateral exists.

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

     Securities available for sale are those that we intend to hold for an indefinite period of time, but that may be sold in response to changes in liquidity needs, changes in interest rates, changes in prepayment risks or other similar factors. The securities are recorded at fair value. Any unrealized gains and losses are reported as "Other Comprehensive Income (Loss)" rather than included in or deducted from earnings.

     The following is a summary of the major components of securities available for sale and a comparison of the amortized cost, estimated fair values and gross unrealized gains and losses as of June 30, 2001 and December 31, 2000:

                                                                 Gross         Gross        Estimated
                                                 Amortized     Unrealized    Unrealized       Fair
               June 30, 2001                       Cost          Gains        (Losses)        Value
--------------------------------------------    -----------    ----------    ----------    ----------
Available-For-Sale:
 U.S. Agency Securities less than one year      $ 5,431,000    $   21,200    $       --    $ 5,452,200
 Collateralized mortgage obligations              3,091,000            --        (8,300)     3,082,700
 Federal Reserve Bank Stock                         850,100            --            --        850,100
                                                -----------    ----------    ----------    -----------
                   Total                        $ 9,372,100    $   21,200    $   (8,300)   $ 9,385,000
                                                ===========    ==========    ==========    ===========
                                                                 Gross         Gross        Estimated
                                                 Amortized     Unrealized    Unrealized       Fair
             December 31, 2000                     Cost          Gains        (Losses)        Value
--------------------------------------------    -----------    ----------    ----------    ----------
Available-For-Sale:
 U.S. Treasury Securities less than one year    $ 2,204,300    $       --    $       --    $ 2,204,300
 U.S. Agency Securities less than one year        9,955,000         6,900            --      9,961,900
 Federal Reserve Bank Stock                         821,700            --            --        821,700
                                                -----------    ----------    ----------    -----------
                   Total                        $12,981,000    $    6,900    $       --    $12,987,900
                                                ===========    ==========    ==========    ===========

     At June 30, 2001, the Company had U.S. government agency securities and collateralized mortgage obligations with a carrying value of $8,522,000 that were pledged to secure repurchase agreements.

     The contractual maturities of the U.S. government agency securities at June 30, 2001 were between two and ten months. Although the collateral mortgage obligations have contractual maturities through 2027, expected maturities will differ from contractual maturities because borrowers may have the right to prepay such obligations without penalty. The weighted average yield is 5.18% for U.S. government agency securities, 5.70% for collateral mortgage obligations and 6.0% for Federal Reserve Bank stock.

Capital Resources

     The Company and the Bank are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can lead to certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's operating results or financial condition. Under capital adequacy guidelines and the regulatory framework for prompt corrective action that apply to all bank holding companies and FDIC insured banks in the United States, the Company (on a consolidated basis) and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's capital and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Company (on a consolidated basis) and the Bank to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).

Management believes that, as of June 30, 2001, the Company (on a consolidated basis) and the Bank met all capital adequacy requirements to which they are subject.

  As of June 30, 2001, based on applicable capital regulations, Bancorp and the Bank are categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, Bancorp and the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table which contains a comparison of Bancorp and Bank's capital and capital ratios at June 30, 2001 to the regulatory requirements applicable to them.

                                                                                                  To be Well Capitalized Under
                                                                         For Capital                Prompt Corrective Action
                                                 Actual               Adequacy Purposes                    Provisions
                                          -------------------   ------------------------------   ------------------------------
                                             Amount     Ratio     Amount            Ratio           Amount          Ratio
                                          -----------   -----   -----------   ----------------   -----------   ----------------
Total Capital to Risk Weighted Assets:
   Bank                                   $30,054,200   17.0%   $14,142,200   (Greater than or   $17,677,700   (Greater than or
                                                                               equal to) 8.0%                   equal to) 10.0%
   Bancorp                                 36,916,600   20.9%    14,147,400   (Greater than or    17,684,300   (Greater than or
Tier I Capital to Risk Weighted Assets:                                        equal to) 8.0%                   equal to) 10.0%
   Bank                                    28,708,700   16.2%     7,071,100   (Greater than or    10,606,600   (Greater than or
                                                                               equal to) 4.0%                   equal to) 6.0%
   Bancorp                                 35,571,100   20.1%     7,073,700   (Greater than or    10,610,600   (Greater than or
                                                                               equal to) 4.0%                   equal to) 6.0%
Tier I Capital to Average Assets:
   Bank                                    28,708,700   16.0%     7,171,900   (Greater than or     8,964,900   (Greater than or
                                                                               equal to) 4.0%                   equal to) 5.0%
   Bancorp                                 35,571,100   19.8%     7,171,800   (Greater than or     8,964,700   (Greater than or
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

FORWARD LOOKING INFORMATION AND UNCERTAINTIES REGARDING FUTURE FINANCIAL PERFORMANCE

     This Report, including Management's Discussion and Analysis of Financial Condition and Results of Operations, contains "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are estimates of or statements about our expectations or beliefs regarding our future financial performance that are based on current information and that are subject to a number of risks and uncertainties that could cause our actual operating results in the future to differ significantly from those expected at the current time. Those risks and uncertainties include, although they are not limited to, the following:

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

     Effects of Growth. It is our intention to take advantage of opportunities to increase our business, either through acquisitions of other banks or the establishment of new banking offices. In particular, we have opened two new banking offices during the second and third quarters of 2001. The opening of those two offices are expected to cause us to incur additional operating costs that may adversely affect our operating results, at least on an interim basis, until the new banking offices are able to achieve profitability. Also, if we do open any additional new offices or acquire any other banks, we are likely to incur additional operating costs until those offices achieve profitability or the acquired banks are integrated into our operations.

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

     Due to these and other possible uncertainties and risks, readers are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report, or to make predictions based solely on historical financial performance. We also disclaim any obligation to update forward-looking statements contained in this Report.

                          PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Shareholders of the Company was held on May 15, 2001. In addition to the election of Directors to serve for a term of one year ending at the next Annual Meeting of Shareholders to be held in 2002, set forth below are the matters voted on by Shareholders at the Annual Meeting and the results of the voting.

     (1) Directors Elected at Annual Meeting.  Set forth below is the name of
         -----------------------------------
(i) each Director that was nominated and elected at the Annual Meeting and the respective numbers of votes cast for their election and the respective number of votes withheld. As the election was uncontested, there were no broker non-votes.

                                               Votes Cast
                                        -----------------------
       Nominee/Director                   For          Withheld
       ----------------                   ---          --------
       Raymond E. Dellerba              5,227,606        8,900
       John J. McCauley                 5,227,606        8,900
       George H. Wells                  5,227,606        8,900
       Ronald W. Chrislip               5,227,606        8,900
       Julia M. DiGiovanni              5,227,606        8,900
       Warren T. Finley                 5,227,606        8,900
       John Thomas, M. D.               5,227,606        8,900
       Richard M. Torre                 5,195,150       41,356
       Robert E. Williams               5,227,606        8,900

     (2) Increase in Authorized Number of Shares of Common Stock.  The
         -------------------------------------------------------
Shareholders approved an increase, from 10 million to 20 million shares, in the authorized number of shares of Common Stock of the Company by the following vote:

        Votes Cast                 Shares               Broker
     For        Against          Abstaining            Non-Votes
     ---        -------          ----------            ---------
  5,172,256      6,250             35,106               22,894

     (3) Approval of Amended and Restated 1999 Option Plan.  The Shareholders
         -------------------------------------------------
approved the Amended and Restated 1999 Option Plan by the following vote:

        Votes Cast                 Shares               Broker
     For        Against          Abstaining            Non-Votes
     ---        -------          ----------            ---------
  5,141,306      39,300            34,350               21,550

     (4) Ratification of Selection of Accountants.  The Shareholders ratified
         ----------------------------------------
the Board of Directors selection of Grant Thornton LLP as the Company's independent public accountants for fiscal 2001 by the following vote:

        Votes Cast                 Shares               Broker
     For        Against          Abstaining            Non-Votes
     ---        -------          ----------            ---------
  5,228,602      8,800              2,050                  0

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

          Exhibit 3.1 Certificate of Amendment of Articles of Incorporation increasing the authorized number of shares of Common Stock to 20 million Shares

     (b)  Reports on Form 8-K:

          None

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:  August 14, 2001          PACIFIC MERCANTILE BANCORP


                                    By:  /s/  DANIEL L. ERICKSON
                                         --------------------------------------
                                         Daniel L. Erickson, Executive Vice
                                         President and Chief Financial Officer

                               INDEX TO EXHIBITS


Exhibit No.   Exhibit
-----------   -------

   3.1 Certificate of Amendment of Articles of Incorporation increasing the authorized number of shares of Common Stock to 20 million Shares