Form 10-Q
period 2001-09-30
PACIFIC MERCANTILE BANCORP
filed 2001-11-14
CIK 1109546

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 -------------

                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2001
                                ------------------------------------------------

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               -------------------    -------------------

                       Commission file number   0-30777
                                               ---------

                           PACIFIC MERCANTILE BANCORP
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

               California                               33-0898238
--------------------------------------------------------------------------------
      (State or other jurisdiction           (I.R.S. Employer Identification
    of incorporation or organization)                     Number)


    949 South Coast Drive, Suite 300,
        Costa Mesa, California                             92626
--------------------------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)

                                (714) 438-2500
                           ------------------------
             (Registrant's telephone number, including area code)


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
YES  X .   NO    .
    ---       ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            6,344,828 shares of Common Stock as of October 31, 2001

                           PACIFIC MERCANTILE BANCORP

                          QUARTERLY REPORT ON FORM 10Q
                                      FOR
                      THE QUARTER ENDED SEPTEMBER 30, 2001

                               TABLE OF CONTENTS

                                                                                                           Page No.
                                                                                                           --------
Part I.   Financial Information

          Item 1.  Financial Statements

                   Consolidated Statements of Financial Condition
                   September 30, 2001 and December 31, 2000...............................................     3

                   Consolidated Statements of Operations
                   Three months and nine months ended September 30, 2001 and 2000.........................     4

                   Consolidated Statements of Comprehensive Income (Loss)
                   Three months and nine months ended September 30, 2001 and 2000.........................     5

                   Consolidated Statements of Cash Flows
                   Three months and nine months ended September 30, 2001 and 2000.........................     6

                   Notes to Consolidated Financial Statements.............................................     7

          Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations..    10

          Item 3.  Market Risk............................................................................    19

Part II.  Other Information

          Item 6.  Exhibits and Reports on Form 8-K.......................................................    19

Signatures

Exhibit Index

PART I. ITEM 1. FINANCIAL STATEMENTS

                   PACIFIC MERCANTILE BANCORP AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                     September 30,          December 31,
                                                                                         2001                   2000
                                                                                     ------------           ------------
                                                                                      (Unaudited)
ASSETS

Cash and due from banks                                                              $ 11,673,800           $  9,023,300
Federal funds sold                                                                     15,240,000             38,565,000
                                                                                     ------------           ------------
  Cash and cash equivalents                                                            26,913,800             47,588,300
Interest bearing deposits with financial institutions                                   1,387,000              1,188,000
Securities available for sale, at fair value ($8,310,900 pledged as collateral
 for repurchase agreements at September 30, 2001)                                       9,161,000             12,987,900
Loans held for sale, at lower of cost or market                                        39,580,500             11,084,400
Loans (net of allowances of $1,445,500 and $1,145,500, respectively)                  123,944,100             87,260,800
Accrued interest receivable                                                               884,100                782,400
Premises and equipment, net                                                             2,487,700              1,336,300
Other assets                                                                            1,279,500                388,800
                                                                                     ------------           ------------
Total assets                                                                         $205,637,700           $162,616,900
                                                                                     ============           ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
  Noninterest bearing                                                                $ 57,774,600           $ 48,553,100
  Interest bearing                                                                    107,422,900             75,733,400
                                                                                     ------------           ------------
    Total deposits                                                                    165,197,500            124,286,500
Securities sold under agreements to repurchase                                          2,933,500              2,679,800
Accrued interest payable                                                                  117,800                 94,300
Other liabilities                                                                       1,120,300                867,700
                                                                                     ------------           ------------
    Total liabilities                                                                 169,369,100            127,928,300
                                                                                     ------------           ------------
Commitments and contingencies                                                                  --                     --

Stockholders' equity:
Preferred stock, no par value, 2,000,000 shares authorized; none issued                        --                     --

Common stock, no par value, 10,000,000 shares authorized; 6,344,828 shares
 issued and outstanding at September 30, 2001 and December 31, 2000                    37,607,900             37,547,400

Accumulated deficit                                                                    (1,441,500)            (2,865,700)
Accumulated other comprehensive income                                                    102,200                  6,900
                                                                                     ------------           ------------
    Total stockholders' equity                                                         36,268,600             34,688,600
                                                                                     ------------           ------------
Total liabilities and stockholders' equity                                           $205,637,700           $162,616,900
                                                                                     ============           ============

  The accompanying notes are an integral part of these consolidated financial statements.

                   PACIFIC MERCANTILE BANCORP AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)

                                                          Three Months Ended                Nine Months Ended
                                                            September 30,                     September 30,
                                                     --------------------------        ---------------------------
                                                        2001            2000              2001             2000
                                                     ----------      ----------        ----------       ----------
Interest income:
  Loans, including fees                              $2,687,700      $1,974,500        $7,181,700       $4,929,400
  Federal funds sold                                    264,800         656,100         1,232,700        1,491,900
  Securities available for sale                         121,000          82,200           378,900          169,100
  Interest earning deposits with financial
   institutions                                          17,600          19,000            50,400           57,300
                                                     ----------      ----------        ----------       ----------
Total interest income                                 3,091,100       2,731,800         8,843,700        6,647,700
Interest expense:
  Deposits                                              829,400         906,300         2,656,600        2,479,000
  Other borrowings                                       34,300          14,800           106,400           14,800
                                                     ----------      ----------        ----------       ----------
    Total interest expense                              863,700         921,100         2,763,000        2,493,800

Net interest income                                   2,227,400       1,810,700         6,080,700        4,153,900
Provision for loan losses                              (100,000)       (100,000)         (300,000)        (300,000)
                                                     ----------      ----------        ----------       ----------
Net interest income after provision for loan
 losses                                               2,127,400       1,710,700         5,780,700        3,853,900
Noninterest income                                    1,019,600         224,200         2,261,800          679,700
Noninterest expense                                   2,712,300       1,717,800         6,718,300        4,794,200
                                                     ----------      ----------        ----------       ----------
Income (loss) before income taxes                       434,700         217,100         1,324,200         (260,600)
Income tax benefit                                      100,000              --           100,000               --
                                                     ----------      ----------        ----------       ----------
    Net income (loss)                                $  534,700      $  217,100        $1,424,200       $ (260,600)
                                                     ==========      ==========        ==========       ==========

Weighted average number of shares outstanding         6,339,816       6,321,102         6,334,647        4,684,720
                                                      =========       =========         =========        =========

Basic and fully diluted income (loss) per share      $     0.08      $     0.03        $     0.22       $    (0.06)
                                                     ==========      ==========        ==========       ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                   PACIFIC MERCANTILE BANCORP AND SUBSIDIARY
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                  (Unaudited)

                                                              Three Months Ended                      Nine Months Ended
                                                                September 30,                           September 30,
                                                         ---------------------------           -----------------------------
                                                           2001               2000                2001                2000
                                                         --------           --------           ----------          ---------
Net income (loss)                                        $534,700           $217,100           $1,424,200          $(260,600)
Other comprehensive gain, net of tax:
  Change in unrealized gain on securities
   available for sale, net of tax effect                   89,300              6,700               95,300              5,100
                                                         --------           --------           ----------          ---------
Total comprehensive income (loss)                        $624,000           $223,800           $1,519,500          $(255,500)
                                                         ========           ========           ==========          =========

  The accompanying notes are an integral part of these consolidated financial statements.

                   PACIFIC MERCANTILE BANCORP AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                                                                              Nine months ended
                                                                                                September 30,
                                                                                      ----------------------------------
                                                                                          2001                  2000
                                                                                      ------------          ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                                     $  1,424,200          $   (260,600)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
  Depreciation and amortization                                                            445,500               304,100
  Provision for loan losses                                                                300,000               300,000
  Net amortization (accretion) of premiums (discounts) on securities                      (120,500)                3,900
  Net gains on sales of loans held for sale                                               (795,700)             (211,000)
  Net loss on sale of equipment                                                                 --                 2,200
  Mark to market loans held for sale                                                         3,600                    --
  Proceeds from sales of loans held for sale                                           240,609,000            61,239,300
  Originations and purchases of loans held for sale                                   (268,313,000)          (66,790,200)
  Net change in accrued interest receivable                                               (101,700)             (441,200)
  Net change in other assets                                                              (890,700)             (244,100)
  Net change in accrued interest payable                                                    23,500                23,500
  Net change in other liabilities                                                          252,600               120,700
                                                                                      ------------          ------------
    Net cash provided by (used in) operating activities                                (27,163,200)           (5,953,400)
                                                                                      ------------          ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Net (increase) decrease in interest bearing deposits with financial
   institutions                                                                           (199,000)              198,000
  Proceeds from maturities of securities available for sale                             19,250,700               750,000
  Purchase of securities available for sale                                            (15,208,000)           (2,605,300)
  Net increase in loans                                                                (36,983,300)          (37,922,800)
  Proceeds from sale of premises and equipment                                                  --                10,300
  Purchase of premises and equipment                                                    (1,596,900)             (458,800)
                                                                                      ------------          ------------
    Net cash used in investing activities                                              (34,736,500)          (40,028,600)
                                                                                      ------------          ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in deposits                                                              40,911,000            40,218,200
  Proceeds from sale of common stock, net of offering expenses                                  --            18,555,200
  Proceeds from exercise of stock options                                                   60,500                 1,000
  Net increase in security sold under agreement to repurchase                              253,700             1,296,500
                                                                                      ------------          ------------
    Net cash provided by financing activities                                           41,225,200            60,070,900
                                                                                      ------------          ------------
Decrease in cash and cash equivalents                                                  (20,674,500)           14,088,900
Cash and cash equivalents, beginning of period                                          47,588,300            38,498,200
                                                                                      ------------          ------------
Cash and cash equivalents, end of period                                              $ 26,913,800          $ 52,587,100
                                                                                      ============          ============

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
  Cash paid for interest on deposits and other borrowings                             $  2,739,500          $  2,538,000
  Cash paid for income taxes                                                          $     33,900          $      2,400

  The accompanying notes are an integral part of these consolidated financial statements.

                   PACIFIC MERCANTILE BANCORP AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                                  (Unaudited)

1.   Nature of Business and Significant Accounting Policies

     Organization

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all footnotes as would be necessary for a fair presentation of financial position, results of operations, changes in cash flows and comprehensive income
(loss) in conformity with generally accepted accounting principles. However, these interim financial statements reflect all adjustments (consisting of normal recurring adjustments and accruals) which, in the opinion of the management, are necessary for a fair presentation of the results for the interim periods presented. These unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles on a basis consistent with, and should be read in conjunction with the Company's audited financial statements as of and for the year ended December 31, 2000 and the notes thereto included in the Company's Form 10-K filed under the Securities Act of 1934.

     The financial position at September 30, 2001, and the results of operations for the nine month period ended September 30, 2001 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the full year ending December 31, 2001.

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

     Loans

     At September 30, 2001, the Company had no nonaccrual, impaired, or restructured loans and had no loans with principal more than 90 days past due that were still accruing interest.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.-)

     Income (Loss) Per Share

     Basic income (loss) per share for each of the periods presented was computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding during each such period. The weighted average numbers of shares used in the basic income (loss) per share computations for the nine month periods ended September 30, 2001 and 2000 were 6,334,647 and 4,684,720, respectively. The weighted average numbers of shares used in the basic income per share computations for the three month periods ended September 30, 2001 and 2000 were 6,339,816 and 6,321,102, respectively. The weighted average numbers of shares used in the fully diluted income (loss) per share computations for the three and nine months ended September 30, 2001 were 6,525,145 and 6,488,435, respectively. The weighted average numbers of shares used in the fully diluted income per share computations for the three months ended September 30, 2000 was 6,497,085. The Company's common stock equivalents are anti-dilutive for the nine months ended September 30, 2000 and are therefore not included in the income (loss) per share calculation.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.-)

SFAS 141 and SFAS 142:

     Recently, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards

     No. 141, "Business Combinations" ("SFAS 141") and No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 and SFAS 142 eliminate the "pooling of interests" method of accounting for business combination initiated after June 30, 2001. They require that the acquirer's cost for an acquisition be allocated among the various assets acquired, in proportion to their relative fair market values, and any unallocated cost is assigned to the "residue," or goodwill. Certain intangible assets that are determined to have an indefinite useful life shall not be amortized. Additionally, goodwill shall no longer be amortized, but will be tested for impairment at least annually.

     These two statements must be adopted in fiscal years beginning after December 15, 2001. The Company is currently analyzing the potential impact of the implementation of SFAS 141 and SFAS 142 to its financial statements upon adoption on January 1, 2002. Adoption of these two pronouncements is not expected to have a material impact to the Company's consolidated financial statements.

2.  Commitments and Contingencies

     In order to meet the financing needs of its customers in the normal course of business, the Company is party to financial instruments with off-balance sheet risk, which consist of commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements. At September 30, 2001, we were committed to fund certain loans amounting to approximately $122,313,100. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments. Commitments generally have fixed expiration dates; however, since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. We evaluate each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon an extension of credit, is based on management's credit evaluation of the customer. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, residential real estate and income-producing commercial properties.

     We are subject to legal actions normally associated with financial institutions. At September 30, 2001, we did not have any pending contingencies that would be material to the consolidated financial condition or results of operations of the Company.

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

     Recent Operating Results. We generated net income of $534,700, or $0.08 per share, for the third quarter of 2001 as compared to net income of $217,100, or $0.03 per share, for the third quarter of 2000. For the nine months ended September 30, 2001 we generated net income of $1,424,200, or $0.22 per share, as compared to a net loss of $260,600, or $0.06 per share, for the same period of 2000. These improvements were due largely to increases in (i) interest income that were primarily attributable to the increases in the volume of our loans and other interest earning assets, and (ii) noninterest income that were primarily attributable to the expansion of our mortgage banking division. Per share income (loss) is based on weighted average shares outstanding of 6,339,816 for the third quarter of 2001 as compared to 6,321,102 for the third quarter of 2000 and 6,334,647 for the first nine months of 2001 as compared to 4,684,720 for the first nine months of 2000. The increase in the weighted average shares outstanding for the nine months ended September 30, 2001 was the result of our completion of a public offering in June 2000 in which we sold a total of 2,611,608 shares of our common stock. Also contributing to the improvement in our operating results was an income tax benefit of $100,000 arising from the recognition of a portion of the Bank's deferred tax asset.

     Set forth below are key financial performance ratios for the periods indicated:

                                            Three months ended Nine months ended
                                               September 30,     September 30,
                                            ------------------ -----------------
                                             2001        2000   2001      2000
                                            ------      ------ ------   --------
Return on average assets (1)                 1.07%       0.59%   1.04%   (0.28)%
Return on average shareholders' equity (1)   5.90%       2.52%   5.42%   (1.58)%
Net interest margin                          4.70%       4.91%   4.69%     4.75%
Basic and fully diluted income (loss)
 per share                                  $0.08       $0.03   $0.22   $(0.06)

--------------
(1)  Annualized

Results of Operations

     Net Interest Income. Net interest income, the primary determinant of our operating income, represents the difference between interest earned on interest earning assets and the interest paid on interest bearing liabilities. Net interest income, when expressed as a percentage of total average interest earning assets, is referred to as "net interest margin."

     We generated net interest income of $2,227,400 and $6,080,700, respectively, in the quarter and nine months ended September 30, 2001 as compared to net interest income of $1,810,700 and $4,153,900, respectively, for the corresponding quarter and nine months of 2000. These increases in net interest income were largely attributable to increases in interest income of $359,300 and $2,196,000, respectively, in the quarter and nine months ended September 30, 2001, as well as a $57,400 decrease in our interest expense in the quarter ended

September 30,2000 and offset by a $269,200 increase in interest expense for the nine months ended September 30, 2000. The increases in interest income were largely attributable to an increase of approximately $57,872,900 and $49,639,600, respectively, in our average loans outstanding for those two periods which generated $713,200 and $2,252,300, respectively, of additional interest and fee income in the quarter and nine months ended September 30, 2001 as compared to the same periods of 2000, which more than offset the effect of declining interest rates on loans and other interest earning assets due to declining market rates of interest.

     The decrease in interest expense for the quarter ended September 30, 2001 was due to declining market rates of interest. The increase in interest expense for the nine months ended September 30, 2001 was primarily attributable to an increase of approximately $22,607,900 in average interest bearing deposits outstanding during that nine month period compared to the corresponding period of 2000, which more than offset the effects on interest expense of declining market rates of interest.

     Our ratio of net interest income to average earning assets ("net interest margin") for the quarter and nine months ended September 30, 2001 declined to 4.70% and 4.69%, respectively, as compared to 4.91% and 4.75%, respectively, for the corresponding periods of 2000. These declines were attributable to declines in the average prime lending rate for the quarter and nine months ended September 30, 2001 of 0.14% and 1.98%, respectively and an increase in the average prime lending rate for the nine months ended September 30, 2000 of .65%. The prime lending rate did not change during the third quarter of 2000.

     As described below in the Subsection entitled "Asset/Liability Management," our balance sheet was shown to be in a positive gap position at September 30, 2001. This implies that our earnings would increase in the short-term if interest rates rise and would decline in the short-term if interest rates were to fall.

Noninterest income

The following table sets forth the major components of noninterest income for the periods indicated:


                                  Three Months Ended        Nine Months Ended
                                     September 30,            September 30,
-----------------------------------------------------------------------------
                                   2001        2000         2001       2000
                                   ----        ----         ----       ----
 Service charges and fees       $   57,400   $ 44,700    $  169,900  $ 97,100
 Net gains on sales of
  loans held for sale              420,100     96,700       795,700   211,000
 Mortgage banking                  445,600     54,100     1,008,500   261,100
 Merchant income                    81,100     25,500       205,600    89,200
 Other                              15,400      3,200        82,100    21,300
-----------------------------------------------------------------------------
    Total noninterest income    $1,019,600   $224,200    $2,261,800  $679,700
=============================================================================

     Noninterest Income. Noninterest income consists of service charges and fees on deposit accounts, net gains on sales of loans held for sale, mortgage banking income, merchant income, and other noninterest income. Noninterest income for the quarter ended September 30, 2001 consisted primarily of loan origination and processing fees and yield spread premium generated by the mortgage banking division, which originates conforming and non-conforming, agency quality, residential first and home equity mortgage loans. Mortgage banking income, including net gains on sales of loans held for sale, increased to $865,700 and $1,804,200, respectively for the quarter and nine months ended September 30, 2001 from $150,800 and $472,100, respectively, for the corresponding quarter and nine months of 2000. Those increases were attributable to increases of $84 million and $186 million, respectively, in mortgage loan volume from the corresponding periods of 2000.

     Noninterest Expense. The following table provides detail of the Company's noninterest expense by category for the periods indicated:

                                      Three Months Ended    Nine Months Ended
                                         September 30,        September 30
                                    ---------------------------------------------
                                       2001        2000       2001        2000
                                    ----------  ---------- ----------  ----------
Salaries and employee benefits      $1,393,000  $  880,100 $3,457,100  $2,647,600
Occupancy                              382,600     128,300    740,900     361,700
Depreciation                           189,200     108,400    445,500     304,100
Equipment                               59,900      17,300    124,700      69,900
Data processing                         74,900      72,900    220,200     184,500
Professional fees                       94,000      79,500    291,300     201,500
Other loan related                     107,300      41,700    270,500      95,100
Stationery and supplies                 71,000      52,800    161,200     114,300
Courier                                 68,600      41,000    159,200      87,600
Advertising, promotion, and
 development                            14,900      62,900    161,300     189,300
Correspondent bank service charges      39,400      31,300    107,600      91,500
Other operating expense (1)            217,500     201,600    578,800     447,100
                                    ----------  ---------- ----------  ----------
Total noninterest expense           $2,712,300  $1,717,800 $6,718,300  $4,794,200
                                    ==========  ========== ==========  ==========

(1) Other operating expense primarily consists of telephone expense, check charges for customers, and insurance expense.

     Noninterest Expense. Total noninterest expense for the quarter and nine months ended September 30, 2001 was $2,712,300 and $6,718,300, respectively, as compared to $1,717,800 and $4,794,200, respectively, for the corresponding periods of 2000. Salaries and employee benefits constitute the largest components of noninterest expense. The increases in noninterest expense in the first nine months of 2001 were attributable primarily to increased staffing, occupancy and equipment costs in connection with the opening of two new banking centers, one in Costa Mesa and the other in Beverly Hills, California, and a new headquarters also in Costa Mesa. Loan-related expenses increased as a result of the increase in our mortgage banking operations noted above.

     Noninterest expense as a percentage of net revenue (the "efficiency ratio") improved to 83.5% for the quarter ended September 30, 2001 from 84.4% for the corresponding period of 2000. This improvement indicated that a proportionately smaller amount of net revenue was required to provide for noninterest expenses. This improvement was attributable to the increases in interest income and noninterest income, which more than offset the increases in noninterest expense in the quarter ended September 30, 2001. Noninterest expense as a percentage of average assets for the three months ended September 30, 2001 and 2000 was 5.42% and 4.65%, respectively.

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

     The table below sets forth information concerning our rate sensitive assets and rate sensitive liabilities as of September 30, 2001. The assets and liabilities are classified by the earlier of maturity or repricing date in accordance with their contractual terms. Certain shortcomings are inherent in the method of analysis presented in the following table. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees and at different times to changes in market interest rates. Rates on some assets and liabilities change in advance of changes in market rates of interest, while rates on other assets or liabilities may lag behind changes in market rates of interest. Also, loan prepayments and early withdrawals of certificates of deposit could cause the interest sensitivities to vary from those which appear in the table.

                                                       Over Three      Over One
                                           Three         Through         Year           Over            Non-
                                          Months         Twelve         Through         Five          Interest
                                          Or Less        Months        Five Years       Years         Bearing          Total
                                       ------------    -----------    -----------    -----------    ------------    ------------
Assets
------
Interest-bearing deposits in
 Other financial institutions          $     99,000    $ 1,288,000   $         --    $        --    $         --    $  1,387,000
Securities available for sale             1,057,500        152,200      5,433,500      1,667,700              --       8,310,900
Federal Reserve Bank stock                       --             --             --        850,100              --         850,100
Federal Funds Sold                       15,240,000             --             --             --              --      15,240,000
Loans, gross                            128,607,500     18,410,200     12,984,900      4,967,500              --     164,970,100
Non-interest earning assets                      --             --             --             --      14,879,600      14,879,600
                                       ------------    -----------    -----------    -----------    ------------    ------------
      Total assets                     $145,004,000    $19,850,400    $18,418,400    $ 7,485,300    $ 14,879,600    $205,637,700
                                       ============    ===========    ===========    ===========    ============    ============
Liabilities and Stockholders' Equity:
-------------------------------------
Noninterest-bearing deposits           $ 41,863,500   $         --    $        --    $        --    $ 15,911,100    $ 57,774,600
Interest-bearing deposits                90,960,300     14,928,800      1,533,800             --              --     107,422,900
Repurchase agreements                     2,933,500             --             --             --              --       2,933,500
Other liabilities                                --             --             --             --       1,238,100       1,238,100
Stockholders' equity                             --             --             --             --      36,268,600      36,268,600
                                       ------------    -----------    -----------   ------------    ------------    ------------
Total liabilities and Stockholders
 equity                                $135,757,300    $14,928,800    $ 1,533,800   $         --    $ 53,417,800    $205,637,700
                                       ------------                   -----------   ------------    ------------    ------------
Interest rate sensitivity gap          $  9,246,700    $ 4,921,600    $16,884,600    $ 7,485,300    $(38,538,200)  $          --
                                       ============    ===========    ===========    ===========    ============   =============
Cumulative interest rate
 Sensitivity gap                       $  9,246,700    $14,168,300    $31,052,900    $38,538,200   $          --   $          --
                                       ============    ===========    ===========    ===========   =============   =============
Cumulative % of rate sensitive
 assets in maturity period                70.51%         80.17%         89.12%         92.76%         100.00%
                                          ======         ======         ======         ======         =======
Rate sensitive assets to rate
 Sensitive liabilities                     1.07           1.33          12.01            N/A            N/A
                                          ======         ======         ======         ======         =======
Cumulative ratio                           1.07           1.09           1.20           1.25            N/A
                                          ======         ======         ======         ======         =======

     At September 30, 2001, our rate sensitive balance sheet was shown to be in a positive gap position. This implies that our net interest margin would increase in the short-term if interest rates rise and would decline in the short-term if interest rates were to fall. And, during the quarter ended September 30, 2001, our net interest margin was lower than in the same quarter of 2000, due to a decline in prevailing market rates of interest. However, as noted above, the extent to which our net interest margin will be impacted by changes in prevailing interests rates will depend on a number of factors, including how quickly rate sensitive assets and liabilities react to interest rate changes.

Financial Condition

     Assets. Total assets increased to $205,637,700 at September 30, 2001 from $162,616,900 at December 31, 2000, due primarily to increases in loans and loans held for sale.

     Loans Held for Sale. Loans intended for sale in the secondary market totaled $39,580,500 at September 30, 2001 and $11,084,400 at December 31, 2000.
This increase was attributable primarily to the increase in outstanding loans originated or purchased by our mortgage banking division. Purchased loans are carried at the lower of cost or estimated fair value in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.

     Loans. Loans outstanding at December 31, 2000 and September 30, 2001 (exclusive of loans held for sale) were made to customers in Southern California, the primary market areas being Orange and Los Angeles Counties. The greatest concentration of our loans are in real estate loans and commercial loans, which represented 50% and 41%, respectively, of the loan portfolio at September 30, 2001 and 53% and 38%, respectively at December 31, 2000.

     The loan portfolio consisted of the following at September 30, 2001 and December 31, 2000:


                                                   September 30,                            December 31,
                                                       2001           Percent                  2000          Percent
                                                   ------------      ---------             -----------      ----------
Real estate loans                                  $ 62,780,000           50.1%            $46,882,000            53.1%
Commercial loans                                     50,804,900           40.6%             33,732,400            38.2%
Construction loans                                    5,976,800            4.8%              3,238,900             3.7%
Consumer loans                                        5,703,000            4.5%              4,393,700             5.0%
                                                   ------------      ---------             -----------      ----------
     Gross loans                                    125,264,700          100.0%             88,247,000           100.0%
                                                                     =========                              ==========
     Deferred loan origination costs, net               124,900                                159,300
     Allowance for loan losses                       (1,445,500)                            (1,145,500)
                                                   ------------                            -----------
     Loans, net                                    $123,944,100                            $87,260,800
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

     The following table sets forth the maturity distribution of the Bank's loan portfolio (excluding consumer loans) at September 30, 2001:

                                                                Over One
                                                                  Year
                                           One Year             Through            Over Five
                                            Or Less            Five Years            Years               Total
                                            -------            ----------            -----               -----
Real estate loans
     Floating rate                         $    3,231,300         $ 4,383,000         $49,445,900       $ 57,060,200
     Fixed rate                                   926,600             423,100           4,370,100          5,719,800
  Commercial loans
     Floating rate                             32,198,300           9,038,300           1,916,100         43,152,700
     Fixed rate                                 1,646,500           4,118,700           1,887,000          7,652,200
  Construction loans
     Floating rate                              3,728,400                  --                  --          3,728,400
     Fixed rate                                   428,900                  --           1,819,500          2,248,400
                                           --------------         -----------         -----------       ------------
       Total                                $  42,160,000         $17,963,100         $59,438,600       $119,561,700
                                           ==============         ===========         ===========       ============

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

     The allowance for loan losses at December 31, 2000 was $1,145,500, which represented 1.3% of outstanding loans at that date. At September 30, 2001, the allowance had been increased to $1,445,500, in order to maintain the allowance at approximately 1.2% of outstanding loans. The Bank carefully monitors changing economic conditions, the loan portfolio by category, borrowers' financial condition and the history of the portfolio in determining the adequacy of the allowance for loan losses. We are not currently aware of any information indicating that there will be material deterioration in our loan portfolio, and we believe that the allowance for loan losses at September 30, 2001 is adequate to provide for losses inherent in the portfolio. However, the allowance was established on the basis of estimates developed primarily from historical industry loan loss data because the Bank commenced operations in March 1999 and lacks any long-term historical data relating to the performance of loans in its loan portfolio. As a result, ultimate losses may vary from the estimates used to establish the allowance. As the volume of loans increases, additional provisions for loan losses will be required to maintain the allowance at adequate levels. Additionally, if economic conditions were to deteriorate, it would become necessary to increase the allowance by means of additional provisions for loan losses.

     We also measure and reserve for impairment on a loan by loan basis using either the present value of expected future cash flows discounted at the loan's effective interest rate, or the fair value of the collateral if the loan is collateral dependent. As of September 30, 2001, we had no loans classified as impaired. We exclude from our impairment calculations smaller, homogeneous loans such as consumer installment loans and lines of credit. Also, loans that experience insignificant payment delays or payment shortfalls are generally not considered impaired.

     A summary of the transactions in the allowance for loan losses for the nine months ended September 30, 2001 and the year ended December 31, 2000 is as follows:

                                                                  September 30, 2001            December 31, 2000
                                                                  ------------------            -----------------

             Balance, beginning of period                               $1,145,500                   $  750,000
             Provision for loan losses                                     300,000                      400,000
             Recoveries                                                         --                           --
             Amounts charged off                                                --                       (4,500)
                                                                        ----------                   ----------
             Balance, end of period                                     $1,445,500                   $1,145,500
                                                                        ==========                   ==========

     Nonperforming Assets. There were no nonaccrual loans, restructured loans or loans which were considered impaired at September 30, 2001 or December 31, 2000.

     Deposits. At September 30, 2001 deposits totaled $165,197,500, which included $32,894,900 of certificates of deposits of $100,000 or more. By comparison, deposits at December 31, 2000, totaled $124,286,500, which included $17,212,900 of certificates of deposit of $100,000 or more. Noninterest bearing demand deposits totaled $57,774,600, or 35.0% of total deposits at September 30, 2001. By comparison noninterest bearing demand deposits totaled $48,553,100, or 39.1% of total deposits, at December 31, 2000.

     Set forth below is maturity schedule of domestic time certificates of deposits outstanding at September 30, 2001:

                                                    Certificates of Deposit      Certificates of Deposit of
               Maturities                                Under $100,000               $100,000 or more
------------------------------------------               --------------               ----------------
Three Months or Less                                      $2,206,000                     $22,719,800
Over Three and though Six Months                           2,079,500                       6,955,600
Over Six through Twelve Months                             2,633,100                       3,010,600
Over Twelve Months                                         1,324,900                         208,900
                                                          ----------                     -----------
                                                          $8,243,500                     $32,894,900
                                                          ==========                     ===========

Liquidity

     Our liquidity needs are actively managed to insure sufficient funds are available to meet the ongoing needs of the Bank's customers. We project the future sources and uses of funds and maintain sufficient liquid funds for unanticipated events. The primary sources of funds include payments on loans, the sale or maturity of investments and growth in deposits. The primary uses of funds includes funding new loans, making advances on existing lines of credit, purchasing investments, funding deposit withdrawals and paying operating expenses. The Bank maintains funds in overnight federal funds and other short-term investments to provide for short-term liquidity needs.

     Cash flow provided by financing activities, primarily representing increases in deposits, totaled $41,225,200 for the nine months ended September 30, 2001. Cash flow used in operating activities, primarily representing the net increase in loans held for sale, totaled $27,163,200. Cash flow used in investing activities, primarily representing increases in loans and purchases of securities available for sale, offset by proceeds from the maturities of securities available for sale, totaled $34,736,500 for the nine months ended September 30, 2001.

     At September 30, 2001, liquid assets, which included cash and due from banks, federal funds sold, interest earning deposits with financial institutions and unpledged securities available for sale (excluding Federal Reserve Bank stock) totaled $28,300,800 or 14% of total assets.

     Our primary uses of funds are loans and our primary sources of the funds that we use to make loans are deposits. Accordingly, the relationship between gross loans and total deposits provides a useful measure of our liquidity.
Since repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loan to deposit ratio the less liquid are our assets. On the other hand, since we realize greater yields and higher interest income on loans than it does on investments, a lower loan to deposit ratio can adversely affect interest income and the earnings of the Bank. As a result, management's goal is to achieve a loan to deposit ratio that appropriately balances the requirements of liquidity and the need to generate a fair return on assets. At September 30, 2001, the loan to deposit ratio was 97.2%, compared to 80.0% at December 31, 2000.

     As of September 30, 2001, the Company had $2.9 million in securities sold under agreements to repurchase which are classified as secured borrowings and mature within one day from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. The Bank monitors the fair value of the underlying securities to ensure that sufficient collateral exists.

Investments and Investment Policy

     Our investment policy is to provide for our liquidity needs to generate a favorable return on investments without undue interest rate risk, credit risk or asset concentrations. Our investment policy authorizes us to invest in obligations issued or fully guaranteed by the United States government, certain federal agency obligations, certain time deposits, certain municipal securities and federal funds sold. It is our policy that there will be no trading account. The weighted average maturity of U.S. government obligations, federal agency securities and municipal obligations cannot exceed five years. Time deposits must be placed with federally insured financial institutions, cannot exceed $100,000 in any one institution and may not have a maturity exceeding twenty-four months.

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

     The following is a summary of the major components of securities available for sale and a comparison of the amortized cost, estimated fair values and gross unrealized gains and losses as of September 30, 2001 and December 31, 2000:

                                                                          Gross                 Gross                 Estimated
                                                     Amortized          Unrealized           Unrealized                 Fair
             September 30, 2001                         Cost              Gains               (Losses)                 Value
------------------------------------------         -----------         -----------           -----------           ------------
Available-For-Sale:

 U.S. Agency Securities less than one year          $5,220,700             $34,200             $    --              $5,255,400
 Collateralized mortgage obligations                 2,988,000              67,500                  --               3,055,500
 Federal Reserve Bank Stock                            850,100                  --                  --                 850,100
                                                   -----------             -------             -------              ----------
                           Total                    $9,058,800            $102,200             $    --              $9,161,000
                                                   ===========            ========             =======              ==========

                                                                             Gross               Gross             Estimated
                                                  Amortized               Unrealized           Unrealized             Fair
              December 31, 2000                      Cost                    Gains              (Losses)             Value
--------------------------------------------     -----------              -----------          ----------         -----------
Available-For-Sale:
 U.S. Treasury Securities less than one year     $ 2,204,300                $   --             $    --            $ 2,204,300
 U.S. Agency Securities less than one year         9,955,000                 6,900                  --              9,961,900
 Federal Reserve Bank Stock                          821,700                    --                  --                821,700
                                                 -----------                ------             -------            -----------
                           Total                 $12,981,000                $6,900             $    --            $12,987,900
                                                 ===========                ======             =======            ===========

     At September 30, 2001, we had U.S. government agency securities and collateralized mortgage obligations with a carrying value of $8,310,900 that were pledged to secure repurchase agreements.

     The contractual maturities of the U.S. government agency securities at September 30, 2001 were between one and seventy-eight months. Although the collateral mortgage obligations have contractual maturities through 2027, expected maturities will differ from contractual maturities because borrowers may have the right to prepay such obligations without penalty. The weighted average yield is 5.05% for U.S. government agency securities, 5.70% for collateral mortgage obligations and 6.0% for Federal Reserve Bank stock.

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

     Quantitative measures established by regulation to ensure capital adequacy require the Company (on a consolidated basis) and the Bank to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes that, as of September 30, 2001, the Company (on a consolidated basis) and the Bank met all capital adequacy requirements to which they are subject.

     As of September 30, 2001, based on applicable capital regulations, the Company (on a consolidated basis) and the Bank are categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company and the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table which contains a comparison of the Company and Bank's capital and capital ratios at September 30, 2001 to the regulatory requirements applicable to them.

                                                                                                  To be Well Capitalized
                                                                                                       Under Prompt
                                                          For Capital                                Corrective Action
                                 Actual                Adequacy Purposes                                Provisions
                                 ------                -----------------                                ----------
                             Amount    Ratio      Amount              Ratio                     Amount           Ratio
                             ------    -----      ------              -----                     ------           -----
Total Capital to Risk
 Weighted Assets:
  Bank                    $30,667,600  14.6%   $16,793,600   greater than equal to 8.0%   $20,992,000   greater than equal to 10.0%
  Company                  37,612,000  17.9%    16,798,700   greater than equal to 8.0%    20,998,300   greater than equal to 10.0%
Tier I Capital to Risk
 Weighted Assets:
  Bank                     29,222,100  13.9%     8,396,800   greater than equal to 4.0%    12,595,200    greater than equal to 6.0%
  Company                  36,166,500  17.2%     8,399,300   greater than equal to 4.0%    12,599,000    greater than equal to 6.0%
Tier I Capital to
 Average Assets:
  Bank                     29,222,100  14.7%     7,932,600   greater than equal to 4.0%     9,915,700    greater than equal to 5.0%
  Company                  36,166,500  18.2%     7,930,800   greater than equal to 4.0%     9,913,600    greater than equal to 5.0%

     The Company intends to retain earnings to support future growth and, therefore, does not intend to pay dividends for at least the foreseeable future. In addition, the Bank has agreed with the FDIC to maintain a Tier 1 Capital to Average Assets ratio of at least eight percent until February 28, 2002.


Forward Looking Information and Uncertainties Regarding Future Financial Performance

     This Report, including management's discussion above concerning our results of operation and financial condition, contains "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are estimates of or statements about our expectations or beliefs regarding our future financial performance or anticipated future financial condition that are based on current information and that are subject to a number of risks and uncertainties that could cause our actual operating results in the future to differ significantly from those expected at the current time. Those risks and uncertainties include, although they are not limited to, the following:

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

          Possible Adverse Changes in Economic Conditions. Adverse changes in national or local economic conditions could (i) reduce loan demand which could, in turn, reduce interest income and net interest margins; (ii) adversely affect the financial capability of borrowers to meet their loan obligations which, in turn, could result in increases in loan losses and require increases in provisions made for possible loan losses, thereby adversely affecting operating results; and (iii) lead to reductions in real property values that, due to our reliance on real property to secure many of our loans, could make it more difficult for us to prevent losses from being incurred on non-performing loans through the sale of such real properties.

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

          Effects of Growth. It is our intention to take advantage of opportunities to increase our business, either through acquisitions of other banks or the establishment of new banking offices. In particular, we have opened two new banking offices during the second and third quarters of 2001, which has increased our noninterest expense and if we open additional offices or acquire any other banks, we are likely to incur additional operating costs until those offices achieve profitability or the acquired banks are integrated into our operations.

     Other risks that could affect our future financial performance are described in the Section entitled "Risk Factors" in the Prospectus dated June 14, 2000, included in our S-1 Registration Statement filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended, and our Annual Report on Form 10-K for the fiscal year ended December 31, 2000 filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. Readers of this Report are urged to review the discussion of those risks as well contained in that Prospectus and that Annual Report.

     Due to these and other possible uncertainties and risks, readers are cautioned not to place undue reliance on the forward-looking statements contained in this Report, which speak only as of the date of this Quarterly Report, or to make predictions based solely on historical financial performance. We also disclaim any obligation to update forward-looking statements contained in this Report, in our Prospectus or in our Annual Report.

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

DATE:  November 13, 2001            PACIFIC MERCANTILE BANCORP


                                    By:  /s/  DANIEL L. ERICKSON
                                         -------------------------------------
                                         Daniel L. Erickson, Executive Vice
                                         President and Chief Financial Officer