Form 10-K405
period 2001-12-31
PACIFIC MERCANTILE BANCORP
filed 2002-04-01
CIK 1109546

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ------------------

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 2001

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _________ to ____________

                         Commission file number 0-30777
                               ------------------

                           PACIFIC MERCANTILE BANCORP
             (Exact name of Registrant as specified in its charter)

               California                                    33-0898238
    ---------------------------------                  ----------------------
       (State or other jurisdiction                       (I.R.S. Employer
    of incorporation or organization)                  Identification Number)

    949 South Coast Drive, Suite 300,
         Costa Mesa, California                                 92626
 ----------------------------------------                    ----------
 (Address of principal executive offices)                    (Zip Code)

                                 (714) 438-2500
              (Registrant's telephone number, including area code)

                               ------------------

   Securities registered pursuant to Section 12(b) of the Act: None

   Securities registered pursuant to Section 12(g) of the Act: Common Stock, without par value

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      As of March 15, 2002, the aggregate market value of the voting shares held by non-affiliates of the registrant was approximately $45,406,000.

      As of March 15, 2002, there were 6,355,898 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Part III of the Form 10-K is incorporated by reference from the Registrant's Definitive Proxy Statement for its 2002 Annual Meeting, which is expected to be filed with the Commission on or before April 30, 2002.

================================================================================

                           PACIFIC MERCANTILE BANCORP

                            ANNUAL REPORT ON FORM 10K
                      FOR THE YEAR ENDED DECEMBER 31, 2001

                                TABLE OF CONTENTS

                                                                                                                Page
                                                                                                                 No.
                                                                                                                ----
FORWARD LOOKING STATEMENTS................................................................................        1

PART I.

     Item 1.   Business...................................................................................        1

     Item 2.   Properties.................................................................................       17

     Item 3.   Legal Proceedings..........................................................................       17

     Item 4    Submission of Matters to a Vote of Securities Holders......................................       17

     Executive Officers of the Registrant.................................................................       18

PART II.

     Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters......................       19

     Item 6.   Selected Financial Data....................................................................       20

     Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations......       21

     Item 7A.  Quantitative and Qualitative Disclosure About Market Risk                                         34

     Item 8.   Financial Statements and Supplementary Data................................................       36

               Reports of Independent Certified Public Accountants........................................       37

               Consolidated Statements of Financial Condition December 31, 2001 and 2000..................       39

               Consolidated Statements of Operations for the years ended December 31, 2001, 2000,
               and 1999...................................................................................       40

               Consolidated Statement of Shareholders' Equity Three years ended December 31, 2001.........       41

               Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000
               and 1999...................................................................................       42

               Notes to Consolidated Financial Statements.................................................       43

     Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosures......       58

PART III.

     Item 10.  Directors and Executive Officers of the Registrant.........................................       59

     Item 11.  Executive Compensation.....................................................................       59

     Item 12.  Security Ownership of Certain Beneficial Owners and Management.............................       59

     Item 13.  Certain Relationships and Related Transactions.............................................       59

PART IV.

     Item 14.  Exhibits, Financial Statement Schedules, Reports on Form 8-K...............................       60

Signatures                                                                                                       S-1

Exhibit Index                                                                                                    E-1

                           FORWARD LOOKING STATEMENTS

      Statements contained in this Report that are not historical facts or that discuss our expectations or beliefs regarding our future financial performance or financial condition constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "1933 Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "1934 Act"). Forward-looking statements are estimates of, or expectations or beliefs regarding our future financial performance that are based on current information and that are subject to a number of risks and uncertainties that could cause our actual operating results in the future to differ significantly from those expected at the current time. Those risks and uncertainties are described in Part II of this Report under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations--Forward Looking Information and Uncertainties Regarding Future Financial Performance" and readers of this Report are urged to read the cautionary statements contained in that section of this Report.

                                     PART I

ITEM 1. BUSINESS.

Background

      Pacific Mercantile Bancorp is a California corporation that owns all of the stock of Pacific Mercantile Bank (which, for convenience, will be referred to in this report as the "Bank" or "our Bank"). The Bank is a California state chartered banking corporation that is headquartered in Orange County, California, approximately 40 miles south of Los Angeles and conducts a commercial banking business in Orange and Los Angeles counties. The Bank is also a member of the Federal Reserve System and its deposits are insured, to the maximum extent permitted by law, by the Federal Deposit Insurance Corporation (commonly known as the "FDIC"). The Bank commenced business in March 1999, with the opening of its first commercial banking office, located in Newport Beach, California, and in April 1999 it launched its internet web site, at www.pmbank.com, where our customers are able to conduct many of their commercial banking transactions, more conveniently and less expensively, with us, 24 hours a day, 7 days a week. We have achieved rapid growth since then, opening a second banking office, located in San Clemente, California, in August 1999, a third banking office in Costa Mesa, California in June 2000 and a fourth banking office in Beverly Hills, California in July 2000. At December 31, 2001, our assets, net loans (including loans held for sale) and total deposits had grown to $266 million, $211 million and $211 million, respectively. Additionally, as of that date we were serving a total of approximately 3,900 deposit customers, of which approximately 80% were business customers and 63% were conducting at least some of their banking transactions with us over the internet. It is our plan to expand our operations into other areas of Southern California, and subject to obtaining necessary regulatory approvals, we plan to open our next banking office in La Jolla, California , a suburb of San Diego.

      The capital stock of the Bank is our principal asset and substantially all of our business operations are conducted by the Bank which, as a result, accounts for substantially all of our revenues and income. As the owner of a commercial bank, Pacific Mercantile Bancorp is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (the "Bank Holding Company Act") and, as such, our operations are regulated by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). See "Supervision and Regulation" below in this Report.

      Pacific Mercantile Bancorp was organized in January 2000 to become a bank holding company for the Bank. In June 2000, it did so, following receipt of required regulatory approvals, by acquiring all of the stock of the Bank in a merger in which the shareholders of the Bank became the shareholders of Pacific Mercantile Bancorp, exchanging their shares of common stock of the Bank, on a one share-for-one share basis, for shares of Pacific Mercantile Bancorp common stock. Prior to that time, the Bancorp had no material assets and had not conducted any business. In June 2000, the Bancorp completed an initial public offering of its common stock, registered under the Securities Act of 1933. We sold a total of 2,611,608 shares in that offering at a price of $8 per share. The net offering proceeds (after deducting underwriting commissions and offering expenses) totaled $18,527,200. See the

Section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations--Capital Resources" in Part II of this Report for additional information regarding that public offering.

      As a matter of convenience, we will be using the term "Company" and the terms "we" and "us" to refer to Pacific Mercantile Bancorp, together with the Bank. In certain instances in this Report where we discuss Pacific Mercantile Bancorp as a corporation separate from the Bank, such as the discussion of regulatory requirements that are applicable to Pacific Mercantile Bancorp, but not to the Bank, we will refer to Pacific Mercantile Bancorp as the "Bancorp".

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

      . A high level of personal service and responsiveness, more typical of independent and community banks, giving us a competitive advantage over large out-of-state and other large multi-regional banks that are unable, or are unwilling, due to the expense involved, to provide that same level of personal service to this segment of the banking market.

      . The added flexibility, convenience and efficiency of conducting banking transactions with us over the Internet, which we believe further differentiates us from many of our competitors and enables us to reduce the costs of providing services to our customers.

      Deposit Products. We offer a number of different types of deposit accounts, including non-interest demand and interest bearing checking accounts, money market accounts, savings accounts and certificates of deposit. As of December 31, 2001, our deposits totaled $211,461,900. The following table sets forth, by type of deposit account, the average balances and total amounts of deposits maintained by customers at our Bank as of December 31, 2001:

                                               Average Account  Total of Account
   Type of Deposit Account                         Balance          Balances
                                               ---------------  ----------------
Non-interest bearing checking accounts ......       $27,100       $ 88,832,900
Interest bearing transaction accounts (1)....        18,200         62,897,100
Certificates of Deposit (2) .................        61,200         59,731,900
                                                                  ------------
        Totals ..............................        25,600       $211,461,900
                                                                  ============
      ----------
      (1) Includes money market accounts. Excludes $6,301,400 of money market deposits maintained at the Bank by Bancorp.

      (2) Time certificates of deposit in varying denominations under and over $100,000. Excludes a $250,000 certificate of deposit maintained at the Bank by Bancorp.

      Loan Products. We offer a diverse line of loan products, including commercial loans and credit lines, SBA guaranteed business loans, accounts receivable and inventory financing, real estate mortgage and construction loans and consumer loans. We also have established a mortgage banking division which originates and purchases residential mortgages that, for the most part, qualify for resale to long-term investors in the secondary residential mortgage market. Our mortgage loan products include conforming and non-conforming agency-quality one-to-four family first mortgages, investor-quality home equity second mortgages and investor-quality home equity lines of credit secured by second trust deeds or mortgages. In most instances, we fund these loans at the time of origination and sell the loans to investors in the secondary market within 30 days of funding. We earn loan origination and processing fees and, prior to their resale, interest income on such mortgage loans.

      The following table sets forth the types and amount of our loans that were outstanding as of December 31, 2001:

 Type of Loan
 ------------

Commercial loans ...................................             $ 66,842,400
Real estate loans ..................................               61,518,200
Residential mortgage loans .........................                6,929,000
Construction loans .................................                7,040,000
Consumer loans .....................................                6,992,300
                                                                 ------------
Total ..............................................             $149,321,900(1)
                                                                 ============

      (1) Excludes loans held for sale of $63,696,600 and net deferred loan costs of $138,200.

      Commercial Loans.

      The commercial loans we offer include short-term secured and unsecured loans with maturities ranging from 12 to 24 months; SBA guaranteed business loans with terms of up to 10 years; accounts receivable financing for terms of up to 12 months; and equipment and automobile loans and leases which generally amortize over a period of up to 7 years. The interest rates on these loans generally are adjustable and usually are indexed to The Wall Street Journal's prime rate. In order to mitigate the risk of borrower default, we generally require collateral to support the credit or personal guarantees from the owners of the borrowers, or both. In addition, all loans must have well-defined primary and secondary sources of repayment. Generally, lines of credit are granted for no more than a 12-month period and are subject to periodic reviews.

      We also offer asset-based lending products, which involve a higher degree of risk in that the loan is designed for those borrowers who do not quality for unsecured lending. Typically, these borrowers consist of companies that are growing rapidly, but cannot internally fund their growth without borrowings. These loans are generally collateralized by the borrower's accounts receivable. We control our risk by requiring loan-to-value ratios of not more than 80% and by closely and regularly monitoring the amount and value of the collateral in order to maintain that ratio.

      Commercial loans, including accounts receivable financing, are generally made to businesses that have been in operation for at least three years. In addition, these borrowers have debt-to-worth ratios that generally do not exceed four-to-one and their operating cash flow must be sufficient to demonstrate the ability to pay obligations as they become due. The borrowers must also have good payment histories as evidenced by credit reports.

      Real Estate Loans.

      The majority of our real estate loans are secured by deeds of trust on nonresidential real property, of which approximately 88% were secured by first trust deeds at December 31, 2001. Another 40% of our real estate loans, which were purchased from an unrelated mortgage banking firm, are secured primarily by multi-family dwellings.

      Commercial Real Estate Loans. Loans secured by nonresidential real estate often involve loan balances to single borrowers or groups of related borrowers, and generally involve a greater risk of nonpayment, than do mortgage loans secured by single and multi-family dwellings. Payments on these loans depend to a large degree on results of operations and dependable cash flows of the borrowers, which are generated from a wide variety of businesses and industries. As a result, repayment of these loans can be affected adversely by changes in the economy in general or by the real estate market more specifically. Accordingly, the nature of this type of loan makes it more difficult to monitor and evaluate. Consequently, personal guarantees from the owners of the borrowers are typically required.

      Customers wishing to obtain a commercial real estate loan must have good payment records with a debt coverage ratio generally of at least 1.25 to 1. In addition, we require adequate insurance on the property to protect the collateral value. Generally, these types of loans are indexed to The Wall Street Journal prime rate and are written for terms of up to 7 years, with loan-to-value ratios of not more than 75%.

      Residential Real Estate Loans. Generally, these loans are funded by our mortgage banking division at the time of origination and are sold to investors in the secondary market, usually within 30 days of funding. We earn loan origination and processing fees, and also interest income during the period from origination to sale. We also offer equity lines of credit secured by residential real estate which are tied to an outside index (such as The Wall Street Journal prime rate).

      Generally, residential real estate loans must meet secondary market investment criteria, which require that the loan-to-value ratios generally not exceed 90%, and that the borrower have a good payment history, a mortgage payment ratio of not more than 28% of income and total debt that does not exceed 40% of income.

      Construction Loans. Generally these loans are interim loans designed to meet the needs of specific construction projects and typically do not exceed 12 months. Terms and conditions are based on current market conditions, with interest rates that adjust based on market rates of interest.

      Consumer Loans. We offer a variety of loan and credit products to consumers including personal installment loans, lines of credit and credit cards. We design these products to meet the needs of our customers and some are made at fixed rates of interest and others at adjustable rates. Consumer loans often entail greater risk than residential mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles, that may not provide an adequate source of repayment of the outstanding loan balance in the event of a default by the consumer. Consumer loan collections are dependent on borrowers' ongoing financial stability. Furthermore, bankruptcy and insolvency laws may limit the amount which can be recovered on such loans. Consumer loans require a good payment record and, typically, debt ratios of not more than 40%.

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

      Automated Clearinghouse Origination Services.

      The Federal Reserve operates an automated or "electronic" clearing house system (which is commonly referred to as "ACH") which enables businesses, with the authorization of their customers, to obtain payments of their charges by electronically debiting the banking accounts of their customers. ACH services enable businesses that sell products or services to customers to reduce their costs and improve their cash flow by:

      .     Eliminating the need to issue monthly invoices; and

      . Substituting electronic checks, in place of conventional paper checks, that must be prepared and mailed and then processed through the Federal Reserve's traditional clearing house system, thereby significantly shortening the time within which they can receive payments from their customers.

      Examples of businesses that use ACH services are insurance companies (to collect insurance premiums), lenders (to collect monthly mortgage or automobile payments) and health, fitness and other clubs (to collect monthly fees or dues). However, for a business to be able to use ACH services, it must have a banking relationship with a bank that has the computer systems needed to be able, and that is authorized by the Federal Reserve, to originate ACH charges or "credits." While virtually all banks can receive ACH debits made against the accounts of their customers, there are a limited number of banks, particularly among independent and community banks, that have become authorized by the Federal Reserve, and have the computer systems necessary, to originate ACH debits for their business customers. The Bank has qualified with the Federal Reserve to do so and originates ACH transactions for a number of its customers.

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

      We act as an originating depository financial institution for a number of eFunds' clients, electronically debiting the bank accounts of and receiving the resulting payments from their customers and transferring those payments to banks designated by those eFunds clients who utilize this service. Neither eFunds' clients nor the consumers need to have accounts with us to avail themselves of this service and we generate interest earnings on the funds received as a result of the debits pending their electronic transmission to eFunds' clients. We believe that currently there are only about 30 banks in the United States that have qualified to participate as originating depository financial institutions in this program, most of which are much larger multi-regional and out-of-state banks. We are able to offer this service to our own business customers and, as a result, we believe that our investment in electronic information and processing systems enables us to offer a service not provided by many of the independent and community banks with which we compete.

      We have also recently established an electronic banking relationship with Troy Systems ("Troy") to process ACH and check conversion transactions. Troy provides electronic and paper financial transaction solutions to a wide array of business customers, including online securities brokers, banks and insurance companies. This new relationship is part of an overall expansion of the Bank's plans to grow its business in electronic payment processing. This processing arrangement includes the origination of ACH transactions as well as Troy's participation in the Bank's Accounts Receivable Truncated Check Pilot, a.k.a. Lockbox Pilot.

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

      .     Paying bills, payroll and tax payments;

      . Ordering cash through our Web site and having the funds delivered to them by armored car service;

      . Utilizing business cash management services, including currency converters for international transactions and electronic wire transfers;

      . Merchant banking services, including automated clearing house originations and electronic check processing; and

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

      Security. Our ability to provide our customers with secure financial services over the Internet is of paramount importance to our Internet business. We believe our Internet systems, services and software meet the highest standards of bank security. The following are among the security measures that are in place:

      . Encrypted Transactions. All banking transactions and Internet communications are encrypted so that sensitive information is not available on the Internet in a form that can be read or easily deciphered.

      . Secure Logon. To minimize the possibility that a third party may download the Bank's or any customer's password file, user identification and passwords are stored behind a secure firewall on the Web server. Additionally, passwords are variable length strings of five to eight alphanumeric characters, which makes the chance that a password can be randomly guessed less than one in one trillion.

      . Firewalls. All of our Internet banking services are routed from our Internet server through a firewall. The firewall is a combined software and hardware product that precisely defines, controls and limits access to "internal" computers from "outside" computers across a network. Use of this firewall means that only authenticated Bank customers or administrators may send or receive transactions through it, and the firewall itself is quite difficult to penetrate from the Internet.

      . Physical Security. All servers and network computers reside in secure facilities. Currently, computer operations supporting our Internet operations are based in Costa Mesa, California and at the offices of Fiserv, in Van Nuys, California where our mainframe computer is based. Only employees with proper identification may enter our primary server area. Access to our server console requires further password identification.

      . Service Continuity. To avoid interruptions in our Internet banking services, we intend to install Internet servers at more than one of our full service banking offices, such as in our San Clemente office, which can process Internet transactions not only from customers of that office, but also customers of our other offices, in the event the servers at those other offices become disabled. In the unlikely event that our customers are prevented from accessing their accounts over the Internet, they will have access to their funds through a number of different means, including making in-person withdrawals at any of our branch banking offices or ATM's or by armored car; making deposits in person, by mail or at our ATM's and getting information and assistance from our employees by telephone. Additionally, Fiserv, which hosts our mainframe computer, has the ability to transfer data electronically to a second computer system located at a remote site, so that in the event of a natural disaster that affects Southern

            California, we should be able to continue to access and retrieve data from our mainframe computer without any significant interruptions. Additionally, we are working with Q-Up Systems, which provides Internet transaction processing software and services to us, to establish a second location equipped with Internet servers that would enable our customers to continue conducting Internet banking transactions with us in the event that our Internet servers in Southern California were to become disabled.

      . Monitoring. All customer transactions on our Internet server in Costa Mesa produce one or more entries into transactional logs. We recognize that it is critical to monitor these logs for unusual or fraudulent activity. Our personnel review these logs regularly to identify any abnormal or unusual activity and to take appropriate action. We believe that, ultimately, vigilant monitoring is the best defense against fraud.

      We believe the risk of fraud presented by providing Internet banking services is not materially different from the risk of fraud inherent in any banking relationship. We believe that potential security breaches can arise from any of the following circumstances:

      .     misappropriation of a customer's account number or password;

      .     penetration of our server by an outside "hacker;"

      . fraud committed by a new customer in completing his or her application with us; and

      . fraud committed by an employee of ours or one of our service providers.

      Both traditional banks and Internet banks are vulnerable to these types of fraud. By establishing the security measures described above, we believe we have minimized, to the extent practicable, our vulnerability to the first three types of fraud. To counteract fraud by employees and service providers, we have established internal procedures and policies designed to ensure that, as in any bank, proper control and supervision is exercised over employees and service providers.

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

Competition

      Competitive Conditions in the Traditional Banking Environment. The banking business in California generally, and in our service area in particular, is highly competitive with respect to both loans and deposits and is dominated by a relatively small number of large multi-regional and large out-of-state banks which have offices operating over wide geographic areas. We compete for deposits and loans with those banks, with independent and community banks that are based or have branch offices in our market areas, and with savings and loan associations, credit unions, mortgage companies, money market and other mutual funds, stock brokerage firms, insurance companies, and other traditional and nontraditional financial institutions. We also compete for customers' funds with governmental and private entities issuing debt or equity securities or other forms of investments which may offer different and potentially higher yields than those available through bank deposits.

      Major financial institutions that operate throughout California and that have offices in our service areas include Wells Fargo Bank, Bank of America, Union Bank, United California Bank, Washington Mutual Savings Bank, U. S. Bancorp, Comerica Bank and California Federal Savings. With the exception of Union Bank, all of these banks are now headquartered outside of California. Independent banks and other financial institutions with offices in our service areas include, among others, City National Bank, Manufacturers Bank, Downey Savings and California Bank and Trust.

      The large banks and some of the independent banks and financial institutions have the financial capability to conduct extensive advertising campaigns and to shift their resources to regions or activities of greater potential profitability. Many of them also offer diversified financial services which we do not presently offer directly. The larger banks also have substantially more capital and higher lending limits.

      In order to compete with the banks and other financial institutions operating in our service areas, we rely on our independent status to provide flexible and greater personalized service to customers. We emphasize personal contacts with potential customers by our executive officers, directors and employees; develop and participate in local promotional activities; and seek to develop specialized or streamlined services for customers. To the extent customers desire loans in excess of our lending limit or services not offered by us, we attempt to assist customers in obtaining such loans or other services through participations with other banks or assistance from our correspondent banks or third party vendors.

      We also compete for customer funds with the numerous and a growing number of securities brokerage firms that provide investment products that are alternatives to our deposit products and also offer online trading and investments. The Bank has entered into an agreement with UVEST Financial Services Group in order to offer online discount securities brokerage services to its customers via our Web site.

      Competitive Conditions in Internet Banking. The market for internet and electronic banking services is rapidly evolving. There are a number of banks that offer services exclusively over the Internet, such as Net.B@nk and E*TRADE Bank, and other banks, such as Bank of America and Wells Fargo Bank, that market their services nationwide over the Internet. We believe that few of these banks offer the comprehensiveness of Internet banking services that we are able to offer. However, many of the larger of these banks do have greater market presence and greater financial resources to market their Internet banking services than we do. Additionally, new competitors and competitive factors are likely to emerge, particularly in view of the rapid development of Internet commerce. On the other hand, there have been some recently published reports indicating that the actual rate of growth in the use of the Internet banking services by consumers and businesses is lower than had been previously predicted and that many customers still prefer to be able to access such services at traditional local banking offices. These findings support our strategic decision, made at the outset, to offer our customers the benefits of both traditional and Internet banking services and we believe that this strategy has been an important factor in our growth during the past three years.

      Effects of Legislation and Government Regulation on Competition. Existing and future state and federal legislation, and government regulation of banking institutions, could significantly affect our costs of doing business, the range of permissible activities and competitive balance among major and smaller banks and other financial institutions. We cannot predict the impact such developments may have on commercial banking in general or on our business in particular. For additional information regarding these matters, see the discussion in below under the caption "Supervision and Regulation."

Supervision and Regulation

      General.

      Both federal and state laws extensively regulate bank holding companies and banks. This regulation is intended primarily for the protection of depositors and the FDIC's deposit insurance fund and not for the benefit of shareholders. Set forth below is a summary description of the material laws and regulations, which affect or bear on our operations. The description does not purport to be complete and is qualified in its entirety by reference to the laws and regulations summarized below.

      Pacific Mercantile Bancorp.

      General. The Bancorp is a registered bank holding company subject to regulation under the Bank Holding Company Act of 1956, as amended. Pursuant to that Act, it is required to file periodic reports with and is subject to supervision and periodic examination by the Board of Governors of the Federal Reserve Board (the "Federal Reserve Board" or the "FRB"). In addition, effective on November 28, 2001, the Bancorp became a financial holding company under the Bank Holding Company Act pursuant to amendments to that Act promulgated by the

Gramm-Leach-Bliley Act of 1999 (the "Financial Services Modernization Act"). For further information on the Financial Services Modernization Act, see - "Financial Services Modernization Legislation" below.

      As a bank holding company, the Bancorp was generally allowed to engage, directly or indirectly, only in banking and other activities that the Federal Reserve Board deemed to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. As a financial holding company, the Bancorp is permitted to engage not only in banking and other activities deemed closely related to banking, but also in other financial activities which the Federal Reserve Board has determined, or may determine in the future, to be financial in nature, or incidental to such financial activities or complementary to such a financial activity.

      As a bank holding company, the Bancorp must obtain the prior approval of the Federal Reserve Board for the acquisition of more than 5% of the outstanding shares of any class of voting securities, or of substantially all of the assets, of any bank or other bank holding company and for any merger of Bancorp with any other bank holding company. Additionally, prior to becoming a financial holding company, the Bancorp also was required to obtain the prior approval of the Federal Reserve Board for the acquisition of more than 5% of the outstanding shares of any class of voting securities, or of substantially all of the assets, of other entities engaged in banking related services. However, as a financial holding company, the Bancorp no longer needs to obtain such prior approval for the acquisition of companies or businesses engaged in financial activities which the Federal Reserve Board has determined to be financial in nature.

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

      Among the powers conferred on the Federal Reserve Board is the power to require any bank holding company to terminate an activity or terminate control of or liquidate or divest subsidiaries or affiliates that the Federal Reserve Board determines constitutes a significant risk to the financial safety, soundness or stability of the bank holding company or any of its banking subsidiaries. The Federal Reserve Board also has the authority to regulate provisions of a bank holding company's debt, including authority to impose interest ceilings and reserve requirements on such debt. Subject to certain exceptions, bank holding companies also are required to file written notice and obtain approval from the Federal Reserve Board prior to purchasing or redeeming the holding company's common stock or other equity securities. A bank holding company and its non-banking subsidiaries also are prohibited from requiring tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of any services.

      Additionally, the Federal Reserve Board requires all bank holding companies to maintain capital at or above certain prescribed levels. See "Capital Standards and Prompt Corrective Action" below.

      The Bancorp also is a bank holding company within the meaning of Section 3700 of the California Financial Code. As such, Bancorp is subject to examination by, and may be required to file reports with, the California Department of Financial Institutions (the "CDFI").

      Our shares of common stock are registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended and, therefore, we are subject to the information, proxy solicitation, insider trading, and other requirements and restrictions of the Securities Exchange Act.

      Financial Services Modernization Legislation. On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act of 1999 (the "Financial Services Modernization Act"). The Financial Services

Modernization Act repealed the two affiliation provisions of the Glass-Steagall
Act: Section 20, which restricted the affiliation of Federal Reserve Member Banks with firms "engaged principally" in specified securities activities; and
Section 32, which restricted officer, director, or employee interlocks between a member bank and any company or person "primarily engaged" in specified securities activities. In addition, the Financial Services Modernization Act also contains provisions that expressly preempt any state law restricting the establishment of financial affiliations, primarily related to insurance. The general effect of the Act is to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the Bank Holding Company Act framework to permit a holding company system to engage in a broader range of financial activities if it qualifies and elects to be designated as a financial holding company. This Act also:

      . broadens the activities that may be conducted by, banking subsidiaries of bank holding companies, and their financial subsidiaries;

      . provides an enhanced framework for protecting the privacy of consumer information;

      . adopts a number of provisions related to the capitalization, membership, corporate governance, and other measures designed to modernize the Federal Home Loan Bank system;

      . modifies the laws governing the implementation of the Community Reinvestment Act; and

      . addresses a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions.

      We do not believe that the Financial Services Modernization Act will have a material adverse effect on our operations, at least in the near-term. However, to the extent that it permits banks, securities firms, and insurance companies to affiliate, the financial services industry may experience further consolidation. The Financial Services Modernization Act is intended to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis. Nevertheless, this Act may have the effect of increasing the competition that we face from larger institutions and other types of companies offering financial products, many of which may have substantially greater financial resources than we have.

      Bank holding companies that qualify and elect to become a financial holding company may affiliate with securities firms and insurance companies and engage in other activities that are financial in nature or are incidental or complementary to activities that are financial in nature. The Bancorp became a financial holding company on November 28, 2001.

      According to Federal Reserve Board regulations, activities that are financial in nature include:

      .     securities underwriting;

      .     dealing and market making;

      .     sponsoring mutual funds and investment companies;

      .     insurance underwriting and agency;

      .     merchant banking; and

      . activities that the Federal Reserve, in consultation with the Secretary of the Treasury, determines from time to time to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

      In order to become and to continue to be a financial holding company, all of the bank holding company's subsidiary banks must be well capitalized, well managed, and except in limited circumstances, must be in compliance with the Community Reinvestment Act.

      Failure to comply with the financial holding company requirements could lead to divestiture of subsidiary banks or require all of our activities to conform to those permissible for a bank holding company.

      A bank holding company that is not also a financial holding company is limited to engaging in banking and such other activities as determined by the Federal Reserve to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

      Privacy Provisions of the Financial Services Modernization Act. Under the Financial Services Modernization Act, federal banking regulators adopted rules that limit the ability of banks and other financial institutions to disclose non-public information about consumers to non-affiliated third parties. Pursuant to the rules, financial institutions must provide:

      .     initial notices to customers about their privacy policies, describing the conditions under which they may disclose non-public personal information to non-affiliated third parties and affiliates;
      .     annual notices of their privacy policies to current customers; and
      .     a reasonable method for customers to "opt out" of disclosures to non-affiliated third parties.

      These privacy provisions will affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors. It is not possible at this time to assess the impact of the privacy provisions on the Bancorp's financial condition or results of operations.

      Pacific Mercantile Bank.

      General. As a California state chartered bank, the Bank is subject to primary supervision, periodic examination and regulation by the CDFI. As a member of the Federal Reserve Bank of San Francisco, the Bank also is subject to regulation by the Federal Reserve Board, which is its primary federal banking regulator. Because its deposits are insured by the FDIC, the Bank also is subject to regulations promulgated by the FDIC. If, as a result of an examination of the Bank, the Federal Reserve Board should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the Bank's operations are unsatisfactory or that the Bank or its management is violating or has violated any law or regulation, the Federal Reserve Board has various remedies available. These remedies include the power to enjoin "unsafe or unsound" practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict the growth of the Bank, to assess civil monetary penalties, to remove officers and directors and ultimately to terminate the Bank's deposit insurance, which would result in a revocation of the Bank's charter. The CDFI has many of the same remedial powers.

      Various requirements and restrictions under the laws of the State of California and the United States affect the operations of the Bank. State and federal statutes and regulations relate to many aspects of the Bank's operations, including reserves against deposits, ownership of deposit accounts, interest rates payable on deposits, loans, investments, mergers and acquisitions, borrowings, dividends, locations of branch offices, and capital requirements. Further, the Bank is required to maintain capital at or above stated levels. See "Capital Standards and Prompt Corrective Action" below.

      Dividends and Other Transfers of Funds. In addition to cash generated from our initial public offering in June 2000, dividends from the Bank constitute the Bancorp's principal source of cash. The Bancorp is a legal entity separate and distinct from the Bank and the Bank is subject to various statutory and regulatory restrictions on its ability to pay cash dividends to Bancorp. In addition, the Federal Reserve Board and the CDFI have the authority to prohibit the Bank from paying dividends, if either of them deem payment of dividends by the Bank to be an unsafe or unsound practice.

      The Federal Reserve Board and the CDFI also have authority to prohibit the Bank from engaging in any activity that either of them considers to be an unsafe or unsound practice. It is possible, depending upon the future financial condition of the Bank and other factors, that the Federal Reserve Board or the CDFI could assert that the payment of dividends or other payments might constitute an unsafe or unsound practice. Additionally, the Federal Reserve Board has established guidelines with respect to the maintenance of appropriate levels of capital by banks and bank holding companies under its jurisdiction. Compliance with the standards set forth in those guidelines and the restrictions that are or may be imposed under the prompt corrective action provisions of federal law could limit the amount of dividends which the Bank or Bancorp may pay. See "Capital Standards and Prompt Corrective Action" below. An insured depository institution, like the Bank, also is prohibited from paying management fees to any controlling persons or, with limited exceptions, paying dividend if, after the transaction, the institution would be undercapitalized.

      The Bank is subject to restrictions imposed by federal law on any extensions of credit to, or the issuance of a guarantee or letter of credit on behalf of, the Bancorp or any other subsidiaries the Bancorp; the purchase of, or investments in, Bancorp stock or other Bancorp securities; and the taking of such securities as collateral for loans; and the purchase of assets from the Bancorp or any other Bancorp subsidiary. Such restrictions prevent the Bancorp and any Bancorp affiliate from borrowing from the Bank unless the loans are secured by marketable obligations of designated amounts, and such secured loans and investments by the Bank to or in Bancorp or any other Bancorp subsidiary are limited, individually, to 10% of the Bank's capital and surplus (as defined by federal regulations) and, in the aggregate, to 20% of the Bank's capital and surplus. California law also imposes restrictions with respect to transactions involving Bancorp and other controlling persons of the Bank. Additional restrictions on transactions with affiliates may be imposed on the Bank under the prompt corrective action provisions of federal law. See "Capital Standards and Prompt Corrective Action," below.

      Capital Standards and Prompt Corrective Action

      Capital Standards. The Federal Reserve Board as well as other federal bank regulatory agencies have adopted uniform risk-based minimum capital guidelines intended to provide a measure of capital that reflects the degree of risk associated with a banking organization's operations for both transactions reported on the balance sheet as assets, and transactions, such as letters of credit and recourse arrangements, which are recorded as off balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off balance sheet items are multiplied by one of several risk adjusted percentages, which range from zero percent for assets with low credit risk, such as U.S. Treasury securities, to 100% for assets with relatively high credit risk, such as commercial loans.

      The Federal Reserve Board, as well as other federal bank agencies, requires a minimum ratio of qualifying total capital to risk-adjusted assets of 8% and a minimum ratio of Tier 1 capital to risk-adjusted assets of 4%. In addition to the risked-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to total average assets, referred to as the leverage ratio. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total average assets must be 3%. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios. As is usually the case with newly established banking organizations, as a condition of obtaining FDIC insurance for its deposits, the Bank agreed to maintain, during a period of three years following the commencement of its banking operations, which will end on February 28, 2002, a ratio of Tier 1 Capital to Average Assets of not less than 8%. Since the commencement of its operations, the Bank has been able to maintain that ratio well above 8%.

      Prompt Corrective Action and Other Enforcement Mechanisms. Federal banking agencies possess broad powers to take corrective and other supervisory action to resolve the problems of insured depository institutions, including those institutions that fall below one or more prescribed minimum capital ratios.

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

      The following table sets forth, as of December 31, 2001, the capital ratios of Bancorp and the Bank and compares those capital ratios to the federally established capital requirements that must be met for a bank holding company or a bank to be deemed adequately capitalized and to be deemed a "well capitalized institution" under the prompt corrective action regulations described below:

                                                                   For Capital                      To be Classified
                                                                     Adequacy                            as Well
         At December 31, 2001                  Actual                Purposes                          Capitalized
-----------------------------------------      ------                --------                       -----------------
Total Capital to Risk Weighted Assets
   Bancorp...............................       13.4%      (GREATER THAN OR EQUAL)8.0%       (GREATER THAN OR EQUAL)10.0%
   Bank .................................       10.9%      (GREATER THAN OR EQUAL)8.0%       (GREATER THAN OR EQUAL)10.0%
Tier I Capital to Risk Weighted Assets
   Bancorp...............................       12.8%      (GREATER THAN OR EQUAL)4.0%       (GREATER THAN OR EQUAL)6.0%
   Bank .................................       10.4%      (GREATER THAN OR EQUAL)4.0%       (GREATER THAN OR EQUAL)6.0%
Tier I Capital to Average Assets
   Bancorp...............................       16.0%      (GREATER THAN OR EQUAL)4.0%       (GREATER THAN OR EQUAL)5.0%
   Bank .................................       13.0%      (GREATER THAN OR EQUAL)4.0%       (GREATER THAN OR EQUAL)5.0%

      As the table indicates, at December 31, 2001 the Bancorp and the Bank exceeded the capital ratios required for classification as adequately capitalized institutions, under federally mandated capital standards and as "well capitalized" institutions under the federally established prompt corrective action regulations.

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

      FDIC Deposit Insurance.

      The FDIC operates a Bank Insurance Fund ("BIF") which insures the deposits, up to federally prescribed limits, of those banks that are subject to regulation by a federal banking regulatory agency and have elected to participate in that Fund ("BIF Members"). The Bank is a BIF Member and, as a result, its deposit accounts are insured up to the maximum amount permitted by law. The FDIC charges all BIF Members an annual assessment for the insurance of their deposits. The amount of a bank's annual assessment is based on its relative risk of default as measured by (i) the institution's federal regulatory capital risk category, which can range from well capitalized to less than adequately capitalized, and (ii) its supervisory subgroup category, which is based on the federal regulatory assessment of the financial condition of the institution and the probability that FDIC or other corrective action will be required. The assessment rate currently ranges from 0 to 27 cents per $100 of domestic insured deposits. The FDIC has the authority to increase or decrease the rate of the assessment on a semi-annual basis. An increase in the assessment rate would increase the Bank's costs of doing business.

      The FDIC may terminate insurance of deposits upon finding that an insured institution has engaged in unsafe or unsound practices, is in too unsafe or unsound a condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC or the institution's primary federal regulatory agency. California does not permit commercial banks to operate without FDIC insurance and, as a result, termination of a California bank's FDIC insurance would result in its closure.

      All FDIC - insured depository institutions also are required to pay an annual assessment for the payment of interest on bonds (known as "FICO Bonds") that were issued by the Financing Corporation, a federally chartered corporation, to assist in the recovery of the savings and loan industry following the failure of numerous savings and loan institutions in the 1980s. Effective for the fourth quarter of 2001, the FDIC established the FICO assessment rate at approximately $0.0184 per $100 of assessable deposits of the insured banks. The FICO assessment rates are adjusted quarterly by the FDIC to reflect changes in the assessment bases of the FDIC's insurance funds and, unlike the BIF assessments, do not vary on the basis of a bank's capital or supervisory risk categories.

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

      USA Patriot Act of 2001

      On October 26, 2001, President Bush signed the USA Patriot Act of 2001. Enacted in response to the terrorist attacks in New York, Pennsylvania and Washington, D.C. on September 11, 2001, the Patriot Act is intended to strengthen U.S. law enforcement's and the intelligence communities' abilities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Act on financial institutions of all kinds is significant and wide ranging. The Act contains sweeping anti-money laundering and financial transparency laws and requires various regulations, including:

      . due diligence requirements for financial institutions that administer, maintain, or manage private bank accounts or correspondent accounts for non-U.S. persons;

      .     standards for verifying customer identification at account opening;

      . rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering;

      . reports to the Treasury Department's Financial Crimes Enforcement Network for transactions exceeding $10,000; and

      . filing of suspicious activities reports if a financial institution believes a customer may be violating U.S. laws and regulations.

      We are not able to predict the impact of such laws on its financial condition or results of operations at this time.

      Future Legislation and Regulatory Initiatives.

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

Employees

      As of December 31, 2001, we employed 92 persons on a full-time equivalent basis. None of our employees are covered by a collective bargaining agreement. We believe our employee relations are good.

ITEM 2. PROPERTIES.

      The Bank operates four banking offices, three of which are located in Orange County, California and the other of which is located in Los Angeles, County, California. All of those banking offices, together with the Bank's headquarters offices, are leased under full service gross leases. The following table sets forth certain information regarding those offices.

                                                 Square             Lease
            Location                            Footage         Expiration Date
            --------                            -------         ---------------

Headquarters Offices:
     Costa Mesa, California                      21,000         May 15, 2009

Banking Offices:
     Costa Mesa, California                       3,000         June 5, 2009
     Newport Beach, California                    9,500         June 30, 2006
     San Clemente, California                     4,200         January 31, 2006
     Beverly Hills, California                    4,600         April 30, 2006

      We believe that these facilities are adequate to meet our current needs for space. However, we will continue to seek additional office space for the location of new banking offices in Southern California when opportunities to do so arise. For additional information concerning properties, see Notes 5 and 12 of the Notes to the Consolidated Financial Statements included in Part II of this Report.

ITEM 3. LEGAL PROCEEDINGS.

      We are subject to legal actions that arise in the ordinary course of our business. At December 31, 2001, we had no pending legal proceedings that would be material to our financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None.

EXECUTIVE OFFICERS OF THE REGISTRANT.

      The principal executive officers of the Bancorp and Bank are:

     Name and Age              Position with Bancorp and the Bank
     ------------              ----------------------------------
Raymond E. Dellerba, 54        President and Chief Executive Officer
John J. McCauley, 54           Executive Vice President and Chief Operating Officer
Daniel L. Erickson, 57         Executive Vice President and Chief Financial Officer
John P. Cronin, 52             Executive Vice President and Chief Technology Officer

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

      Daniel L. Erickson, who is a certified public accountant, has been an Executive Vice President and the Chief Financial Officer of the Company and the Bank since the respective dates of their inception. Prior to that, Mr. Erickson was Senior Vice President and Chief Financial Officer of Republic Bank from 1997 through 1998, and Senior Vice President and Chief Financial Officer of Marathon National Bank from 1993 to 1997.

      John P. Cronin has served as the Chief Technology Officer for the Company and the Bank since the respective dates of their inception. From 1996 to 1997, he was Executive Vice President-Retail Banking of CenFed Bank and President of CenFed Investments. From 1995 to 1996, he was Senior Vice President-Retail Banking of Eldorado Bank.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Trading Market for the Company's Shares.

      Concurrently with the commencement of our initial public offering in June 2000, our shares were listed and have since been traded on the NASDAQ National Market System under the trading symbol "PMBC."

      The following table presents the high and low sales prices for the Company's common stock, as reported by NASDAQ during each quarter since June 13, 2000. On March 15, 2002, the high and low sales prices of the our common stock on the NASDAQ National Market System were $7.85 and $7.75, respectively, and we had approximately 323 shareholders of record as of that date.

                                                              High         Low
                                                             ------       ------
Year Ended December 31, 2000
    Period from June 13, 2000 to June 30, 2000............   $8.250       $7.625
    Quarter Ended September 30, 2000......................   $8.250       $6.125
    Quarter Ended December 31, 2000.......................   $6.750       $4.500

Year Ended December 31, 2001
    Quarter Ended March 31, 2001..........................   $7.563       $5.750
    Quarter Ended June 30, 2001...........................   $7.150       $6.100
    Quarter Ended September 30, 2001......................   $8.350       $6.310
    Quarter Ended December 31, 2001.......................   $8.000       $6.000

      Dividend Policy. It is the policy of the Board of Directors to retain earnings to support future growth and, therefore, there are no current plans to pay cash dividends.

      Restrictions on the Payment of Dividends. The principal source of funds available to the Bancorp (in excess of the portion of the net proceeds of the Bancorp's initial public offering that it retained) will be cash dividends from the Bank, at least until such time, if any, as the Bancorp may acquire or develop other businesses. Therefore, government regulations, including the laws of the State of California, as they pertain to the payment of cash dividends by California state chartered banks, limit the amount of funds that will be available to us to pay cash dividends. California law places a statutory restriction on the amounts of cash dividends a bank may pay to its shareholders. Under that law, cash dividends by a California state chartered bank may not exceed, in any calendar year, the lesser of (i) net income of the bank for the year and retained net income from the preceding two years (after deducting all dividends paid during the period), or (ii) the bank's retained earnings. Since the Bank did not have any retained earnings as of December 31, 2001, it is prohibited by this law from paying any cash dividends to the Bancorp.

      Additionally, because the payment of cash dividends has the effect of reducing capital, capital requirements imposed on federally insured banks often operate, as a practical matter, to preclude the payment of cash dividends in amounts that might otherwise be permitted by California law; and the Federal bank regulatory agencies, as part of their supervisory powers, generally require insured banks to adopt dividend policies which limit the payment of cash dividends much more strictly than do applicable state laws.

      Section 23(a) of the Federal Reserve Act restricts any bank subsidiary of a bank holding company, such as the Bancorp, from extending credit to the its bank holding company unless the loans are secured by specified obligations and limits the amount of such loans to an aggregate of no more than 10% of the bank subsidiary's capital and retained earnings. The Bancorp does not have any present intention to obtain any borrowings from the Bank.

      A more detailed discussion of those capital requirements and other restrictions is contained in the Section of Part I of this Report entitled "BUSINESS--Supervision and Regulation."

ITEM 6 SELECTED FINANCIAL DATA.

      The selected operating statement data set forth below for the fiscal years ended December 31, 2001 and 2000 and 1999, and the selected balance sheet data as of December 31, 2001 and 2000, are derived from audited consolidated financial statements of the Company audited by Grant Thornton LLP, independent certified public accountants. The selected operating data for the year ended December 31, 1999 are derived from audited consolidated financial statements of the Company audited by Arthur Andersen LLP, independent certified public accountants. Those consolidated financial statements, together with the notes thereto, are included in Item 8 of this Report and these selected financial data should be read in conjunction with those consolidated financial statements and also with Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of this Report. The selected balance sheet data as of December 31, 1999 are derived from audited consolidated financial statements audited by Arthur Andersen LLP, which are not included in this Report.

                                                                            Year Ended December 31,
                                                                -----------------------------------------------
                                                                    2001              2000             1999
                                                                ------------       -----------      -----------
Total interest income.....................................      $ 12,230,300       $ 9,600,400      $ 2,100,100
Total interest expense....................................         3,658,800         3,487,200          880,000
                                                                ------------       -----------      -----------
Net interest income.......................................         8,571,500         6,113,200        1,220,100
Provision for loan losses.................................           550,000           400,000          750,000
                                                                ------------       -----------      -----------
Net interest income after provision for loan losses.......         8,021,500         5,713,200          470,100
Noninterest income........................................         3,425,900           993,700           94,000
Noninterest expense.......................................        10,156,800         6,580,200        3,314,300
                                                                ------------       -----------      -----------
Income (loss) before income taxes.........................         1,290,600           126,700       (2,750,200)
Income tax benefit........................................           534,000                --               --
                                                                ------------       -----------      -----------
Net income (loss).........................................      $  1,824,600       $   126,700      $(2,750,200)
                                                                ============       ===========      ===========
Net income (loss) per share:(1)...........................
   Basic .................................................      $       0.29       $      0.02      $     (1.12)
                                                                ============       ===========      ===========
   Fully diluted .........................................      $       0.28       $      0.02      $     (1.12)
                                                                ============       ===========      ===========

                                                                                   December 31,
                                                                -----------------------------------------------
                                                                    2001               2000            1999
                                                                ------------       ------------    -----------
Cash and cash equivalents(2)..............................      $ 35,117,300       $ 47,588,300    $38,498,200
Total loans (net of allowance for loan losses)(3).........       211,461,200         98,345,200     47,043,200
Total assets..............................................       266,434,000        162,616,900     91,165,400
Total deposits............................................       211,461,900        124,286,500     74,500,200
Total shareholders' equity................................        36,678,100         34,688,600     16,018,400

                                                                             Year Ended December 31,
                                                                -----------------------------------------------
                                                                    2001               2000            1999
                                                                ------------       ------------    -----------
Return on Average Assets..................................           0.94%             0.10%         (7.37)%
Return on Average Equity..................................           5.11%             0.49%        (33.12)%
Ratio of Average Equity to Average Assets.................          18.42%            19.45%         22.26 %

----------
(1) Share and per share data have been retroactively adjusted for a 2-for-1 stock split effectuated in April 2000 and a 1.25-for-1 stock split effectuated in May 1999, as if both stock splits had occurred on March 1, 1999.
(2) Cash and cash equivalents include cash and due from other banks and federal funds sold.
(3)   Includes loans held for sale of $63,696,600, $11,084,400, and $2,700,000 at December 31, 2001, 2000, and 1999, respectively.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

      Background. The following discussion presents information about the consolidated results of operations, financial condition, liquidity and capital resources of the Company. Substantially all of the Company's operations are conducted by the Bank and the Bank accounts for substantially all of the Company's revenues and operating costs. This information should be read in conjunction with the Company's audited Consolidated Financial Statements thereto included in Item 8 of this Report.

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

      During 1999, we had only ten months of operations, from March 1, 1999 to December 31, 1999, when our operating results were adversely affected by non-recurring organizational and start-up expenses. As a result, readers of this Report are cautioned that comparisons of the years ended December 31, 2001 and 2000 to the corresponding period of 1999 are of limited usefulness. Additionally, during the fiscal year ended December 31, 2001, we achieved substantial growth in total assets and in the volume of interest earning assets, which also limits, to some extent, the comparability of fiscal 2001 to fiscal 2000.

      Forward Looking Information. This discussion also contains information regarding operating trends and our beliefs and expectations regarding our future financial performance and future financial condition (which is referred to as "forward-looking information"). That information is subject to the uncertainties and risks described below in the Section of this Report entitled "Forward Looking Information and Uncertainties Regarding Future Financial Performance" and readers of this Report are urged to read that Section in its entirety.

      Overview of Operating Results in Fiscal 2001.

      Net Interest Income. Net interest income, which is the amount by which interest earned on loans, securities and other interest earning assets exceeds the interest paid on interest bearing liabilities, principally deposits, increased by nearly $2.5 million, or approximately 40%, to $8.6 million in fiscal 2001 from $6.1 million in fiscal 2000. As discussed more fully below, that improvement was primarily attributable to an increase in the average volume of our outstanding loans to $144 million in fiscal 2001 from $82 million in fiscal 2000.

      Noninterest Income and Expense. Non-interest income, which consists primarily of loan origination and processing fees and yield spread premium generated on mortgage loans originated or purchased by our mortgage banking division, grew by $2.4 million, or 245%, to $3.4 million in fiscal 2001 from approximately $1.0 million in fiscal 2000.

      Our non-interest expense grew by $3.6 million, or 54%, to $10.2 million in fiscal 2001 from $6.6 million in fiscal 2000. Most of the increase was attributable to the growth of the Bank's operations, including the opening of two new banking offices and the relocation and expansion of our headquarters offices.

      The remaining $700,000 of that increase was attributable to provisions made to establish reserves for refund claims relating to credit card transactions processed by the Bank for a former merchant customer that has encountered financial difficulties and may be unable to pay those refunds. As the bank that collected a substantial number of the credit card transactions for the merchant, we have had to pay some of those refund claims and we may be required to pay additional refund claims in the future. These provisions represent our current estimate of the potential charges that the Bank could incur for such refunds. The merchant has recently filed for bankruptcy protection under Chapter 11 and is seeking to reorganize its operations. The outcome of those proceedings are uncertain, and issues relating to the legal liability of the Bank for both pending and possible future refund claims are unresolved. As a result, it is possible that additional refund claims may be asserted against the Bank and additional provisions may have to be made for such refund claims in the future, the amounts of which cannot presently be predicted. See "Results of Operations - Noninterest Expense" below.

      Net Income. We generated net income of $1,824,600 for the year ended December 31, 2001 (which includes an income tax benefit of $534,000). This compares to net income of $126,700 for the year ended December 31, 2000 and a net loss of $2,750,200 for the period ended December 31, 1999. Basic and diluted income were $0.29 and $0.28 per share for the year ended December 31, 2001, respectively, as compared to $0.02 per (basic and diluted) share for the year ended December 31, 2000. In 1999 we had a net loss per share of $1.12. These per share figures are based on weighted-average shares outstanding of 6,337,213 during 2001, as compared to 5,098,796 during 2000 and 2,466,114 during 1999. The increase in shares outstanding in 2001 as compared to 2000 was due to the completion of a public offering in June 2000 in which we sold a total of 2,611,608 shares of common stock. The increase in shares outstanding in 2000 as compared to 1999 was due to the completion of a stock offering (by the Bank) in November 1999 in which we sold a total of 1,629,542 shares of common stock. Common stock equivalents are excluded from net loss per share calculation for fiscal 1999 because their effect would be antidilutive.

      Set forth below are certain key financial performance ratios for the periods indicated:

                                                      Year Ended December 31,
                                                  ----------------------------
                                                   2001       2000       1999
                                                  ------     ------     ------
Return on average assets ....................       0.94%      0.10%     (7.37)%
Return on average shareholders' equity ......       5.11%      0.49%    (33.12)%
Net interest margin .........................       4.66%      4.90%      3.50%
Basic income (loss) per share ...............     $ 0.29     $ 0.02     $(1.12)
Fully diluted income (loss) per share .......     $ 0.28     $ 0.02     $(1.12)

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

      The following tables sets forth information regarding our average balance sheet, yields on interest earning assets, interest expense on interest bearing liabilities, the interest rate spread and the interest rate margin for the years ended December 31, 2001, 2000, and 1999. Average balances are calculated based on average daily balances.

                                                                            Average           Interest        Average
                                                                            Balance         Earned/Paid     Yield/Rate
                                                                         --------------     ------------    ----------
December 31, 2001:
Interest earning assets:
   Short term investments.........................................       $   30,352,800     $  1,356,800       4.47%
   Securities available for sale..................................            9,205,200          494,200       5.37%
   Loans..........................................................          144,340,000       10,379,300       7.19%
                                                                         --------------     ------------
        Total earning assets......................................          183,898,000       12,230,300       6.65%
Noninterest earning assets........................................           10,107,600
                                                                         --------------
          Total Assets............................................       $  194,005,600
                                                                         ==============
Interest bearing liabilities:
   Interest bearing checking accounts.............................       $    6,374,700           90,900       1.43%
   Money market and savings accounts..............................           54,435,700        1,701,700       3.13%
   Certificates of deposit........................................           37,067,700        1,715,800       4.63%
   Other borrowings...............................................            4,604,000          150,400       3.27%
                                                                         --------------     ------------
                                                                            102,482,100        3,658,800       3.57%
                                                                                            -----------
Noninterest bearing liabilities...................................           55,791,900
                                                                         --------------
        Total Liabilities.........................................          158,274,000
Shareholders' equity..............................................           35,731,600
                                                                         --------------
        Total Liabilities and Shareholders' Equity................       $  194,005,600
                                                                         ==============
Net interest income...............................................                          $ 8,571,500
                                                                                            ===========
Interest rate spread..............................................                                             3.08%
                                                                                                               ====
Net interest margin...............................................                                             4.66%
                                                                                                               ====

                                                                            Average           Interest       Average
                                                                            Balance         Earned/Paid     Yield/Rate
                                                                         --------------     ------------    ----------
December 31, 2000
   Interest earning assets:
   Short term investments.........................................       $   37,476,000     $  2,273,100       6.07%
   Securities available for sale..................................            4,857,000          308,400       6.35%
   Loans                                                                     82,319,200        7,018,900       8.53%
                                                                         --------------     -----------
        Total earning assets......................................          124,652,200        9,600,400       7.70%
Noninterest earning assets........................................            8,167,600
                                                                         --------------
          Total Assets............................................       $  132,819,800
                                                                         ==============
Interest bearing liabilities:
     Interest bearing checking accounts...........................       $    3,397,500           84,800       2.50%
     Money market and savings accounts............................           43,311,200        2,028,900       4.68%
     Certificates of deposit......................................           23,726,600        1,338,400       5.64%
     Other borrowings.............................................              807,000           35,100       4.35%
                                                                         --------------     ------------
                                                                             71,242,300        3,487,200       4.89%
Noninterest bearing liabilities...................................           35,746,200     ------------
                                                                         --------------
          Total Liabilities.......................................          106,988,500
Shareholders' equity..............................................           25,831,300
                                                                         --------------
          Total Liabilities and Shareholders' Equity..............       $  132,819,800
                                                                         ==============
Net interest income...............................................                          $  6,113,200
                                                                                            ============
Interest rate spread..............................................                                             2.81%
                                                                                                               ====
Net interest margin...............................................                                             4.90%
                                                                                                               ====

                                                                            Average           Interest       Average
                                                                            Balance         Earned/Paid     Yield/Rate
                                                                         --------------     ------------    ----------
December 31, 1999
Interest earning assets:
   Short-term investments.........................................       $   24,140,500     $  1,283,800       5.32%
   Securities available for sale..................................              926,200           56,500       6.10%
   Loans  ........................................................            9,801,400          759,800       7.75%
                                                                         --------------     ------------
        Total earning assets......................................           34,868,100        2,100,100       6.02%
Noninterest earning assets........................................            2,435,400
                                                                         --------------
          Total Assets............................................       $   37,303,500
                                                                         ==============
Interest bearing liabilities:
     Interest bearing checking accounts...........................       $      740,500           15,400       2.08%
     Money market and savings accounts............................           10,155,000          448,500       4.42%
     Certificates of deposit......................................            8,618,600          416,100       4.83%
                                                                         --------------     ------------
                                                                             19,514,100          880,000       4.51%
                                                                                            ------------
Noninterest bearing liabilities...................................            9,485,600
                                                                         --------------
          Total Liabilities.......................................           28,999,700
Shareholders' equity..............................................            8,303,800
                                                                         --------------
          Total Liabilities and Shareholders' Equity..............       $   37,303,500
                                                                         ==============
Net interest income...............................................                          $  1,220,100
                                                                                            ============
Interest rate spread..............................................                                             1.51%
                                                                                                               ====
Net interest margin...............................................                                             3.50%
                                                                                                               ====

      The following table sets forth changes in interest income, including loan fees, and interest paid in each of the years ended December 31, 2001 as compared to 2000 and 2000 compared to 1999 and the extent to which those changes were attributable to changes in the volume and rates of interest earning assets and in the volume and rates of interest bearing liabilities.

         Changes in interest earned and interest paid due to both rate and volume have been allocated to the change due to volume and the change due to rate in proportion to the relationship of the absolute dollar amounts of the changes in each.

                                                      2001 Compared to 2000
                                                   Increase (decrease) due to:
                                                   ---------------------------
                                              Volume           Rate           Total
                                              ------           ----           -----
Interest income
   Short term investments..............    $   (384,400)   $   (531,900)  $   (916,300)
   Securities available for sale.......         239,700         (53,900)       185,800
   Loans ..............................       4,602,400      (1,242,000)     3,360,400
                                           ------------    ------------   ------------
     Total earning assets..............       4,457,700      (1,827,800)     2,629,900

Interest expense:
   Interest bearing checking accounts..          52,900         (46,800)         6,100
   Money market and savings accounts...         445,600        (772,800)      (327,200)
   Certificates of deposit.............         650,200        (272,800)       377,400
   Other borrowings....................         126,100         (10,800)       115,300
                                           ------------    ------------   ------------
     Total interest bearing liabilities       1,274,800      (1,103,200)       171,600
                                           ------------    ------------   ------------
        NET INTEREST INCOME............    $  3,182,900    $   (724,600)  $  2,458,300
                                           ============    ============   ============

                                                      2000 Compared to 1999
                                                   Increase (decrease) due to:
                                                   ---------------------------
                                              Volume           Rate           Total
                                              ------           ----           -----
Interest income
   Short term investments..............    $    788,600    $    200,700   $    989,300
   Securities available for sale.......         249,500           2,400        251,900
   Loans ..............................       6,175,700          83,400      6,259,100
                                           ------------    ------------   ------------
     Total earning assets..............       7,213,800         286,500      7,500,300

Interest expense:
   Interest bearing checking accounts..          65,700           3,700         69,400
   Money market and savings accounts...       1,551,600          28,800      1,580,400
   Certificates of deposit.............         841,500          80,800        922,300
   Other borrowings....................          35,100              --         35,100
                                           ------------    ------------   ------------
     Total interest bearing liabilities       2,493,900         113,300      2,607,200
                                           ------------    ------------   ------------
        NET INTEREST INCOME............    $  4,719,900    $    173,200   $  4,893,100
                                           ============    ============   ============

      We generated net interest income of $8,571,500 for the year ended December 31, 2001 as compared to net interest income of $6,113,200 in 2000 and $1,220,100 in 1999. These increases in net interest income were largely attributable to increases in interest income of $2,629,900 for the year ended December 31, 2001 as compared to 2000, which more than offset the increase in our interest expense in the same period of $171,600. For the year ended December 31, 2000, the increases in net interest income were also largely attributable to increases in interest income of $7,500,300 as compared to 1999, which more than offset the increase in our interest expense in the same period of $2,607,200. The increase in interest income in 2001 was largely attributable to increase of $62,020,800 in our average loans outstanding for the year, which generated $3,360,400 of additional interest income for us for the year ended December 31, 2001 as compared to 2000. The increase in interest income in 2000 was largely attributable to increase of $72,517,800 in our average loans outstanding for the year, which generated $6,259,100 of additional interest income for us for the year ended December 31, 2000 as compared to 1999. The yield on loans decreased to 7.19% for 2001, compared to 8.53% for 2000. The yield on loans for 1999 was 7.75%. The decrease in loan yields for 2001 compared to 2000 reflects a 475 basis points decline in the prime lending rate during the year ended December 31, 2001. The prime rate increased 100 basis points during 2000.

      The increase in interest expense in 2001 as compared to 2000 was primarily attributable to an increase of $27,442,800 in our average interest bearing deposits, offset by the decrease in the costs, in terms of interest paid, of interest-bearing liabilities from 4.89% in 2000 to 3.57% in 2001. The increase in interest expense in 2000 as compared to 1999 was primarily attributable to increase of $50,921,200 in our average interest bearing deposits.

      Our net interest margin for the year ended December 31, 2001 decreased to 4.66% as compared to 4.90% for 2000. This decrease was largely attributable to the impact of prime lending rate decreases in 2001, partially offset by increases in loan volume and a change in the mix of earning assets to include a higher proportion of loans on which we earn higher rates of interest than on other interest earning assets. Our net interest margin for the year ended December 31, 2000 improved to 4.90% as compared to 3.50% for 1999, which was primarily attributable to a change in the mix of interest earning assets to a greater proportion of loans.

      Provision for Loan Losses. Like virtually all banks and other financial institutions, we follow the practice of maintaining a reserve or allowance (the "Allowance") for possible losses on loans and leases that occur from time to time as an incidental part of the banking business. When it is determined that the payment in full of a loan has become unlikely, the carrying value of the loan is reduced to its realizable value. This reduction, which is referred to as a loan "charge-off" is charged against the Allowance. The amount of the Allowance is increased periodically to replenish the Allowance after it has been reduced due to loan charge-offs and to reflect changes in (i) the volume of outstanding loans, and (ii) the risk of potential losses due to a deterioration in the condition of borrowers or in the value of property securing non-performing loans or changes in economic conditions. See "Financial Condition-Allowance for Loan Losses" below in this Section of this Report. Increases in the Allowance are made through a charge against income referred to as the "provision for loan losses." Recoveries of loans previously charged-off also are added back to and, therefore, also have the effect of increasing, the Allowance.

      During the year ended December 31, 2001, we made provisions for loan losses of $550,000 as compared to $400,000 for 2000 and $750,000 in 1999, as a direct response to the growth in the volume of our outstanding loans. Loan charge-offs totaled only $4,500 for the year ended December 31, 2000. There were no loan charge-offs in 2001 or 1999. At December 31, 2001, the Allowance represented 1.1% of our gross loans. See "Financial Condition - Allowance for Loan Losses" below.

      Although we employ economic models that are based on bank regulatory guidelines and industry standards to evaluate and determine the sufficiency of the Allowance and, thereby, also the amount of the provisions required to be made for potential loan losses, those determinations involve judgments or forecasts about future economic conditions and other events that are subject to a number of uncertainties, some of which are outside of our ability to control. See the discussion below under the caption "Forward Looking Information and Uncertainties Regarding Future Performance." In the event those judgments or forecasts are proven, by subsequent events or circumstances, to have been incorrect, it could become necessary in the future to incur additional charges in order to increase the Allowance, which would have the effect of reducing our income or even causing us to incur losses.

      In addition, the Federal Reserve Board and the California Department of Financial Institutions, as an integral part of their examination processes, periodically review the Bank's allowance for loan losses. The agencies may require the Bank to make additional provisions, over and above those made by management, based on their judgments and formulated on the basis of information obtained during their periodic examinations of the Bank.

      Noninterest Income. Noninterest income consists of primarily of mortgage banking income and, to a substantially lesser extent, service charges on deposit accounts and income generated from other services. Mortgage banking income, in turn, consists primarily of loan origination and processing fees and yield spread premium generated by the Bank's mortgage banking division, which originates conforming and non-conforming, agency quality, residential first and home equity mortgage loans. The mortgage division commenced operations in August 1999 and, therefore, a comparison of noninterest income for the year ended December 31, 2001 and 2000 to noninterest income for the same period of 1999 is not meaningful.

      The mortgage banking industry is subject to significant increases and decreases in loan volume as interest rates change. Therefore, changes in interest rates can impact our loan origination and processing fees and yield spread premiums. For example, a decline in mortgage rates would generally increase the demand for mortgage loans as borrowers refinance existing loans at lower interest rates. Conversely, a constant or increasing rate environment would generally cause a decline in loan refinances and therefore volumes and the income that the mortgage banking division would be able to generate. We manage the impact of changes in interest rates by maintaining a portion of our loan volume in mortgages for new home purchases ("retail mortgage loans") which are generally transacted despite the level of interest rates. For the year ended December 31, 2001, approximately 37% of our mortgage loan fundings were for retail mortgage loans.

         Noninterest Expense. Noninterest expense for the year ended December 31, 2001 was $10,156,800 as compared to $6,580,200 for 2000 and $3,314,300 for
1999. Salaries and employee benefits generally are the largest components of noninterest expense. Substantially all of the increase in 2001 was attributable to increases, totaling $2,005,900, in our staffing, occupancy, depreciation and equipment expenses in 2001, that were the result of the opening of our two new banking centers in Costa Mesa and Beverly Hills, California, our new headquarters also in Costa Mesa and the expansion of the mortgage banking division and the increase in the volume of our business in 2001.

         A total of $700,000 of the noninterest expense in fiscal 2001 was attributable to provisions made in the fourth quarter of 2001 to establish a reserve for refund claims relating to credit card transactions processed by the Bank for a former merchant customer that has encountered financial difficulties and may be unable to pay those refunds. That customer was engaged in the business of selling auto repair warranties to consumers many of whom authorized the merchant to charge their credit card accounts as the means of payment for the warranties. The financial difficulties encountered by the merchant led to the assertion of claims for refunds of credit card charges by some of those consumers. Because the Bank collected a substantial number of the credit card transactions for the merchant, it has had to pay some of those refund claims, and it may be required to pay additional refund claims in the future. The provision taken in the fourth quarter for such claims represents our current estimate of the Bank's liability exposure for such refunds. The merchant has recently filed for bankruptcy protection under Chapter 11 and is seeking to reorganize its operations. However, the outcome of those proceedings are uncertain, and issues relating to the legal liability of the Bank for both pending and possible future refund claims are unresolved. As a result, additional refund claims may be asserted against the Bank and additional provisions may have to be made for such refund claims, in the future, the amounts of which cannot presently be predicted. Additionally, due to the early stage of the merchant's bankruptcy proceeding, it is not possible to predict whether we will be able to recover any of the refunds from the merchant.

         Management's ability to control noninterest expense in relation to the level of net revenue (net interest income plus noninterest income) can be measured in terms of other operating expenses as a percentage of net revenue. This is known as the efficiency ratio and indicates the percentage of revenue that is used to cover expenses. In 2001, noninterest expense as a percentage of net revenue, before taking into account the provisions made for the credit card refund claims discussed above, was 78.8%, as compared to 92.6% for 2000 and 252.2% for 1999. These decreases indicated that a proportionately smaller amount of net revenue was being allocated to noninterest expenses associated with our day to day operations. Inclusive of the provisions made for the credit card refund claims, noninterest expense as a percentage of net revenue was 84.7% in fiscal 2001.

         Income Tax Benefit. The income tax benefit of $534,000 for the year ended December 31, 2001 reflects the anticipated deductibility, for income tax purposes, of provisions for loan losses and for credit card refunds made in 2001 and the use of tax loss carryforwards from 1999 to offset income taxes for 2001. The income tax benefit is based on the assumption and belief that we will be able to generate taxable income against which we may utilize these deductions and tax loss carryforwards. If we are not able to generate such taxable income, it would necessitate a higher income tax provision in future periods than would otherwise be the case.

Financial Condition

      Assets. Assets totaled $266,434,000 at December 31, 2001 as compared to $162,616,900 at December 31, 2000. The increase was largely attributable to increases in the volume of loans and investment securities that we were able to fund as a result of increases in deposits during 2001.

      Securities Available for Sale. The Bank's investment policy, as established by the Board of Directors, is to provide for the liquidity needs of the Bank and to generate a favorable return on investments without undue interest rate risk, credit risk or asset concentrations. At December 31, 2001, the Company reported total investment securities of $13,352,600. This represents an increase of $364,700 over total investment securities of $12,987,900 at December 31, 2000. See Note 3 of the Notes to the Consolidated Financial Statements, included as Item 8 of this

Report, for information concerning the composition and the maturity distribution of the investment securities portfolio at December 31, 2001 and 2000.

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

      Securities available for sale are those that management intends to hold for periods of time that may vary depending on, and which may be sold in response to, changes in liquidity needs, changes in interest rates, changes in prepayment risks and other similar factors. Securities available for sale are reported at current market value for financial reporting purposes. The market value, less the amortized cost of investment securities, net of income taxes, is adjusted directly to shareholders' equity, rather than being reflected in operating results. At December 31, 2001, securities available for sale had a fair market value of $13,352,600 with an amortized cost of $13,163,300 and, as a result, which represented a net unrealized holding gain of $189,300.

      Loans Held for Sale. Loans intended for sale in the secondary market totaled $63,696,600 at December 31, 2001 and $11,084,400 at December 31, 2000.
This increase was attributable primarily to a $55,512,100 increase in outstanding loans originated or acquired by our mortgage banking division. These loans are carried at the lower of cost or estimated fair value in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.

      Loans. Loans outstanding at December 31, 2001 and 2000 were made to customers in Southern California, primarily in Orange and Los Angeles Counties. The greatest concentration was in real estate loans and commercial loans, which represent 46% and 45% respectively, of the loan portfolio at December 31, 2001, as compared to 53% and 38%, respectively, at December 31, 2000. The increase in commercial loans is the result of programs that we initiated to attract business customers and it is our objective to increase the proportion of commercial loans in the future.

      The following table sets forth the composition, by loan category, of the loan portfolio at December 31, 2001 and 2000:

                                                December 31,                    December 31,
                                                    2001          Percent           2000         Percent
                                               --------------     -------      --------------    --------
Real estate loans.........................     $   68,447,200       45.8%      $   46,882,000      53.1%
Commercial loans..........................         66,842,400       44.8%          33,732,400      38.2%
Construction loans........................          7,040,000        4.7%           3,238,900       3.7%
Consumer loans............................          6,992,300        4.7%           4,393,700       5.0%
                                               --------------      -----       --------------     -----
          Gross loans.....................        149,321,900      100.0%          88,247,000     100.0%
                                                                   =====                          =====
     Deferred fee income..................            138,200                         159,300
     Allowance for loan losses............         (1,695,500)                     (1,145,500)
                                               --------------                  --------------
          Loans, net......................     $  147,764,600                  $   87,260,800
                                               ==============                  ==============

      Commercial loans are loans to businesses to finance capital purchases or improvements, or to provide cash flow for operations. Real estate loans are loans secured by trust deeds on real property, including commercial property and single family and multifamily residences. Construction loans are interim loans to finance specific construction projects. Consumer loans include installment loans to consumers.

      The following table sets forth the maturity distribution of the Company's loan portfolio (excluding consumer loans) at December 31, 2001:

                                                                 Over
                                                               One Year
                                               One Year      Through Five      Over Five
                                                Or Less          Years           Years            Total
                                             -------------   -------------    -------------   --------------
Real estate loans
     Floating rate.....................      $   3,469,000   $   4,340,500    $  40,263,500   $   48,073,000
     Fixed rate........................            937,600       4,161,300       15,275,300       20,374,200
Commercial loans
     Floating rate.....................         25,580,600       9,411,000        6,323,600       41,315,200
     Fixed rate........................         16,145,000       6,037,300        3,344,900       25,527,200
Construction loans
     Floating rate.....................          3,926,600              --               --        3,926,600
     Fixed rate........................            803,600              --        2,309,800        3,113,400
                                             -------------   -------------    -------------   --------------
          Total........................      $  50,862,400   $  23,950,100    $  67,517,100   $  142,329,600
                                             =============   =============    =============   ==============

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

      The allowance for loan losses at December 31, 2001 was $1,695,500, which represented 1.1% of outstanding loans as of that date. By comparison, at December 31, 2000 the allowance was $1,145,500, which represented 1.3% of outstanding loans at that date. The Bank carefully monitors changing economic conditions, the loan portfolio by category, borrowers' financial condition and the history of the portfolio in determining the adequacy of the allowance for loan losses. We are not currently aware of any information indicating that there will be material deterioration in our loan portfolio and we believe that the allowance for loan losses at December 31, 2001 is adequate to provide for losses inherent in the portfolio. However, the allowance was established on the basis of estimates developed primarily from historical industry loan loss data because the Bank commenced operations in March 1999 and lacks historical data relating to the performance of loans in its loan portfolio. As a result, ultimate losses may vary from the estimates used to establish the allowance. Additionally, as the volume of loans increases, additional provisions for loan losses will be required to maintain the allowance at levels deemed adequate. Moreover, if economic conditions were to deteriorate, it would become necessary to increase the provision to an even greater extent.

      Changes in the allowance for loan losses for the year ended December 31, 2001 and 2000 were as follows:

                                                                                                   2001               2000
                                                                                                   ----               ----
Total gross loans outstanding at end of year (1) ........................................      $149,460,100        $88,406,300
                                                                                               ============        ===========
Average total loans outstanding for the period (1) ......................................      $108,354,300        $71,735,700
                                                                                               ============        ===========
Allowance for loan losses at beginning of year ..........................................      $  1,145,500        $   750,000
Loans charged off--installment loan .....................................................                --             (4,500)
Recoveries ..............................................................................                --                 --

Provision for loan losses charges to operating expense ..................................           550,000            400,000
                                                                                               ------------        -----------
Allowance for loan losses at end of year ................................................      $  1,695,500        $ 1,145,500
                                                                                               ============        ===========
Net charge-offs as a percentage of average total loans ..................................                --               0.01%
Net charge-offs as a percentage of total loans outstanding at end of year ...............                --               0.01%
Allowance for loan losses as a percentage of average total loans ........................              1.56%              1.60%
Allowance for loan losses as a percentage of total outstanding loans at end of year .....              1.13%              1.30%
Net loans charged-off to allowance for loan losses ......................................                --               0.39%
Net loans charged-off to provision for loan losses ......................................                --               1.13%

(1)   Includes net deferred loan costs and excludes loans held for sale.

      We also evaluate loans for impairment, where principal and interest is not expected to be collected in accordance with the contractual terms of the loan agreement. We measure and reserve for impairment on a loan by loan basis using either the present value of expected future cash flows discounted at the loan's effective interest rate, or the fair value of the collateral if the loan is collateral dependent. As of December 31, 2001, we had no loans classified as impaired. We exclude from our impairment calculations smaller, homogeneous loans such as consumer installment loans and lines of credit. Also, loans that experience insignificant payment delays or payment shortfalls are generally not considered impaired.

      In addition, at December 31, 2001, there were no nonaccrual loans, restructured loans or loans with principal balances more than 90 days past due.

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

                                                                          December 31,
                                                  ------------------------------------------------------------
                                                             2001                             2000
                                                  ----------------------------      --------------------------
                                                     Allowance       % of            Allowance         % of
                                                     for Loan     Category of        for Loan      Category of
                                                      Losses      Total Loans         Losses       Total Loans
                                                      ------      -----------         ------       -----------
Real estate loans...........................      $    561,400        45.8%         $   336,900        53.1%
Commercial loans............................           822,700        44.8%             337,500        38.2%
Construction loans..........................            71,100         4.7%              33,300         3.7%
Consumer loans..............................           163,700         4.7%              86,000         5.0%
Unallocated.................................            76,600         N/A              351,800         N/A
                                                  ------------                      -----------
                                                  $  1,695,500                      $ 1,145,500
                                                  ============                      ===========

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

      Deposits. At December 31, 2001 deposits totaled $211,461,900, which included $39,952,400 of certificates of deposits of $100,000 or more. By comparison, deposits at December 31, 2000 totaled $124,286,500, which included $17,212,900 of certificates of deposit of $100,000 or more.

      Noninterest bearing demand deposits totaled $88,832,900 at December 31, 2001. This represented an increase of $40,279,800 over total noninterest bearing demand deposits of $48,553,100 at December 31, 2000. Noninterest bearing deposits represented 42.0% of total deposits as of December 31, 2001 and 39.1% of total deposits as of December 31, 2000.

      Set forth below is maturity schedule of domestic time certificates of deposits outstanding at December 31, 2001:

                                                Certificates of        Certificates of
                                                    Deposit                Deposit
                    Maturities                  Under $100,000       of $100,000 or more
                    ----------                  ----------------     -------------------
Three months or less......................      $    2,853,400          $   19,344,500
Over three and though six months..........           4,135,000               6,502,300
Over six through twelve months............           9,919,900              13,608,100
Over twelve months........................           2,871,200                 497,500
                                                --------------          --------------
                                                $   19,779,500          $   39,952,400
                                                ==============          ==============

Liquidity

      The Company's liquidity needs are actively managed to insure sufficient funds are available to meet the ongoing needs of the Bank's customers. The Company projects the future sources and uses of funds and maintains sufficient liquid funds for unanticipated events. The primary sources of funds include payments on loans, the sale or maturity of investments, growth in deposits and increases in borrowings. The primary uses of funds includes funding new loans, making advances on existing lines of credit, purchasing investments, funding deposit withdrawals and paying operating expenses. The Bank maintains funds in overnight federal funds and other short-term investments to provide for short-term liquidity needs.

      Cash flow from financing activities, primarily representing increases in deposits and other borrowings, totaled $100,830,300 for the year ended December 31, 2001. Net cash used in operating activities, primarily representing the net increase in loans held for sale and the net change in other assets, totaled $50,079,500. Net cash used in investing activities, primarily representing increases in loans and the purchases of premises and equipment, totaled $63,221,500 for the year ended December 31, 2001.

      At December 31, 2001, liquid assets, which included cash and due from banks, federal funds sold, interest earning deposits with financial institutions and unpledged securities available for sale (excluding Federal Reserve Bank stock and Federal Home Loan Bank stock) totaled $36,605,300 or 14% of total assets.

      Since the Bank's primary uses of funds are loans and the primary sources of the funds used to make loans are deposits, the relationship between gross loans and total deposits provides a useful measure of the Bank's liquidity. Typically, the closer the ratio of loans to deposits is to 100%, the more reliant the Bank is on its loan portfolio to provide for short term liquidity needs. Since repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loan to deposit ratio the less liquid are the Bank's assets. On the other hand, since the Bank realizes greater yields and higher interest income on loans than it does on investments, a lower loan to deposit ratio can adversely affect interest income and the earnings of the Bank. As a result, management's goal is to achieve a loan to deposit ratio that appropriately balances the requirements of liquidity and the need to generate a fair return on assets. At December 31, 2001, the ratio of loans (excluding loans held for sale) to deposits was 70.7%, compared to 71.1% at December 31, 2000.

      Bancorp is a company separate and apart from the Bank that must provide for its own liquidity. Substantially all of Bancorp's revenues are obtained from interest income on investments since there are statutory and regulatory provisions that limit the ability of the Bank to pay dividends to Bancorp (see
Note 11 to Consolidated Financial Statements). At December 31, 2001, Bancorp had $6,848,400 of short-term investments and minimal expenses (see

Note 17 to Consolidated Financial Statements). Those investments were funded by a portion of the proceeds of our public offering in June 2000. The remaining net proceeds of that offering were contributed to the Bank to increase its capital to support its growth. As of December 31, 2001, we did not have any material commitments for capital expenditures.

Capital Resources

      The Company (on a consolidated basis) and the Bank (on a standalone basis) are subject to various regulatory capital requirements administered by federal and state banking agencies. See "Business--Supervision and Regulation." Failure to meet minimum capital requirements can lead to certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's operating results or financial condition. Under capital adequacy guidelines and the regulatory framework for prompt corrective action that apply to all bank holding companies and FDIC insured banks in the United States, the Company (on a consolidated basis) and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

      Quantitative measures established by regulation to ensure capital adequacy require the Company (on a consolidated basis) and the Bank (on an individual basis) to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes that the Company (on a consolidated basis) and the Bank (on an individual basis) currently meet all capital adequacy requirements to which they are subject.

      As of December 31, 2001, based on applicable capital regulations, Bancorp and the Bank are categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, Bancorp and the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table, which contains a comparison of Bancorp and Bank's capital and capital ratios at December 31, 2001 to the regulatory requirements applicable to them.

                                                                                   Capital and Capital
                                                                                     Ratios Required
                                                                                     under Applicable
                                                        Actual                    Government Regulations
                                                        ------                    ----------------------
                                                   Amount     Ratio        Amount                  Ratio
                                                   ------     -----        ------                  -----
Total Capital to Risk Weighted Assets
     Bancorp..............................    $  38,262,300   13.4%    $  22,879,400    (GREATER THAN OR EQUAL)8.0%
     Bank.................................       31,292,700   10.9%       22,874,600    (GREATER THAN OR EQUAL)8.0%
Tier I Capital to Risk Weighted Assets
     Bancorp..............................       36,566,800   12.8%       11,439,700    (GREATER THAN OR EQUAL)4.0%
     Bank.................................       29,597,200   10.3%       11,437,300    (GREATER THAN OR EQUAL)4.0%
Tier I Capital to Average Assets
     Bancorp..............................       36,566,800   16.0%        9,122,700    (GREATER THAN OR EQUAL)4.0%
     Bank.................................       29,597,200   13.0%        9,110,800    (GREATER THAN OR EQUAL)4.0%

                                                        To be Classified as Well
                                                        Capitalized under Prompt
                                                            Corrective Action
                                                                Provisions
                                                                ----------
                                                      Amount                Ratio
                                                      ------                -----
Total Capital to Risk Weighted Assets
     Bancorp..............................       $  28,599,200   (GREATER THAN OR EQUAL)10.0%
     Bank.................................          28,593,200   (GREATER THAN OR EQUAL)10.0%
Tier I Capital to Risk Weighted Assets
     Bancorp..............................          17,159,500   (GREATER THAN OR EQUAL) 6.0%
     Bank.................................          17,155,900   (GREATER THAN OR EQUAL) 6.0%
Tier I Capital to Average Assets
     Bancorp..............................          11,403,400   (GREATER THAN OR EQUAL) 5.0%
     Bank.................................          11,388,600   (GREATER THAN OR EQUAL) 5.0%

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

            Possible Adverse Changes in National Economic Conditions and FRB Monetary Policies. Changes in national economic conditions, such as increases in inflation or declines in economic output often prompt changes in Federal Reserve Board monetary policies that could increase the cost of funds to us and reduce net interest margins, particularly if we are unable, due to competitive pressures or the rate insensitivity of earning assets, to effectuate commensurate increases in the rates we are able to charge on existing or new loans. Increase in interest rates also could lead to a decline in the volume of mortgage loan refinancings that would reduce the income generated by our mortgage banking division. Additionally, in the past few months there has been a slowing in economic growth nationally, the duration and severity of which are difficult to predict at this time. These conditions could adversely affect the financial capability of borrowers to meet their loan obligations which, in turn, could result in loan losses and require increases in provisions made for possible loan losses, thereby adversely affecting operating results.

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

            Potential Additional Credit Card Refund Claims. As is described more fully above under the caption, "Operating Results--Noninterest Expense," in the fourth quarter of 2001 the Bank established a reserve of $700,000 for claims for refunds of credit card charges collected by the Bank for a former merchant customer. We currently believe that the reserve, which was created by charges to income recorded in the fourth quarter of 2001, will be adequate to cover potential liability the Bank may have to refund those credit card charges. However, additional refund claims may arise in the future, the amount of which will depend on the outcome of efforts by the merchant to reorganize its operations in a Chapter 11 bankruptcy proceeding filed recently by that customers. Additionally, there are unresolved issues regarding the liability of the Bank for those refunds should the merchant become unable to pay them. As a result, we may have to take additional charges to increase the reserves for additional refund claims that could be asserted against the Bank during fiscal 2002, which would have the effect of reducing our earnings, possibly significantly.

      Other risks that could affect our future financial performance are described in the Section entitled "Risk Factors" in the Prospectus dated June 14, 2000, included in our S-1 Registration Statement filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended, and readers are urged to review those risks as well.

      Due to these and other possible uncertainties and risks, readers are cautioned not to place undue reliance on the forward looking statements, which speak only as of the date of this Report. We also disclaim any obligation to update forward looking statements contained in this Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      The Company is exposed to market risk as a consequence of the normal course of conducting its business activities. The primary market risk to which the Company is exposed is interest rate risk. The Company's interest rate risk arises from the instruments; positions and transactions entered into for purposes other than trading. They include loans, securities, deposit liabilities, and short-term borrowings. Interest rate risk occurs when assets and liabilities reprice at different times as market interest rates change. Interest rate risk is managed within an overall asset/liability framework for the Company.

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

      The following table sets forth information concerning our rate sensitive assets and rate sensitive liabilities as of December 31, 2001. The assets and liabilities are classified by the earlier of maturity or repricing date in accordance with their contractual terms. Certain shortcomings are inherent in the method of analysis presented in the following table. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees and at different times to changes in market interest rates.

      Rates on some assets and liabilities change in advance of changes in market rates of interest, while rates on other assets or liabilities may lag behind changes in market rates of interest. Also, loan prepayments and early withdrawals of certificates of deposit could cause the interest sensitivities to vary from those that appear in the table.

                                                                 Over Three        Over One
                                                 Three            Through            Year
                                                Months             Twelve           Through
                                                or Less            Months          Five Years
                                                -------            ------          ----------
               ASSETS
Interest-bearing deposits in other
  financial institutions ................     $    199,000      $  1,289,000       $        --
Securities available for sale ...........           95,500           296,900         9,792,600
Federal funds sold ......................       23,465,000                --                --
Loans, gross ............................      164,469,500        23,508,100        18,236,600
Non-interest earning assets .............               --                --                --
                                              ------------      ------------       -----------
    Total assets ........................     $188,229,000      $ 25,094,000       $28,029,200
                                              ============      ============       ===========

            LIABILITIES AND
         SHAREHOLDERS' EQUITY
Noninterest-bearing deposits ............     $ 63,602,900                --       $        --
Interest-bearing deposits ...............       85,095,100        34,165,200         3,358,700
Borrowings ..............................       16,273,900                --                --
Other liabilities .......................               --                --                --
Shareholders' equity ....................               --                --                --
                                              ------------      ------------       -----------
Total liabilities and shareholders equity      164,971,900        34,165,200         3,358,700
                                              ------------      ------------       -----------
Interest rate sensitivity gap ...........     $ 23,257,100      $ (9,071,200)      $24,670,500
                                              ============      ============       ===========
Cumulative interest rate sensitivity gap      $ 23,257,100      $ 14,185,900       $38,856,400
                                              ============      ============       ===========
Cumulative % of rate sensitive assets in
  maturity period .......................            70.65%            80.07%            90.59%
                                                     =====             =====             =====
Rate sensitive assets to rate sensitive
  liabilities ...........................             1.14%              .73%             8.35%
                                                     =====             =====             =====
Cumulative ratio ........................             1.14%             1.07%             1.19%
                                                     =====             =====             =====


                                                   Over              Non-
                                                   Five            Interest
                                                   Years            Bearing             Total
                                                   -----            -------             -----
               ASSETS
Interest-bearing deposits in other
  Financial institutions ................        $        --      $         --       $  1,488,000
Securities available for sale ...........          3,167,600                --         13,352,600
Federal funds sold ......................                 --                --         23,465,000
Loans, gross ............................          6,942,500                --        213,156,700
Non-interest earning assets .............                 --        14,971,700         14,971,700
                                                 -----------      ------------       ------------
    Total assets ........................        $10,110,100      $ 14,971,700       $266,434,000
                                                 ===========      ============       ============

            LIABILITIES AND
         SHAREHOLDERS' EQUITY
Noninterest-bearing deposits ............        $        --      $ 25,230,000       $ 88,832,900
Interest-bearing deposits ...............             10,000                --        122,629,000
Borrowings ..............................                 --                --         16,273,900
Other liabilities .......................                 --         2,020,100          2,020,100
Shareholders' equity ....................                 --        36,678,100         36,678,100
                                                 -----------      ------------       ------------
Total liabilities and shareholders equity             10,000        63,928,200        266,434,000
                                                 -----------      ------------       ------------
Interest rate sensitivity gap ...........        $10,100,100      $(48,956,500)      $         --
                                                 ===========      ============       ============
Cumulative interest rate sensitivity gap         $48,956,500      $         --       $         --
                                                 ===========      ============       ============
Cumulative % of rate sensitive assets in
  Maturity period .......................              94.38%           100.00%
                                                    ========
Rate sensitive assets to rate sensitive
  liabilities ...........................           1,011.01%              N/A
                                                    ========
Cumulative ratio ........................               1.24%              N/A
                                                    ========

      At December 31, 2001, our rate sensitive balance sheet was shown to be in a positive gap position. This implies that our earnings would increase in the short-term if interest rates rise and would decline in the short-term if interest rates were to fall. However, as noted above, this may not necessarily be the case depending on how quickly rate sensitive assets and liabilities react to interest rate changes.

Hedging Instruments

      The Bank uses derivative instruments to reduce its exposure to adverse fluctuations in interest rates in accordance with its risk management policy. Generally speaking, if interest rates increase, the value of the Bank's loan commitments to borrowers and mortgage loans held for sale are adversely impacted. The Bank attempts to economically hedge 100% of the risk of the overall change in the fair value of loan commitments to borrowers and mortgage loans held for sale by entering into rate lock commitments with investors in mortgage loans at the date of loan commitments to the individual borrowers. These rate lock commitments are entered into at the same terms extended to borrowers to be delivered to the investors at a future date.

      Loan commitments to borrowers and rate lock commitments with investors in mortgage loans are non-designated derivative instruments and are included in mortgage loans held for sale on the accompanying Consolidated Statements of Financial Condition. Gains and losses resulting from these derivative instruments are included in gains on sales of loans in the accompanying Consolidated Statements of Operations.

ITEM 8. FINANCIAL STATEMENTS

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                         Page
                                                                                                         ----
Reports of Independent Certified Public Accountants..................................................     34

Consolidated Statements of Financial Condition as of December 31, 2001 and 2000 .....................     36

Consolidated Statements of Operations for the Years Ended December 31, 2001, 2000 and 1999...........     37

Consolidated Statement of Shareholders' Equity for the Three Years Ended December 31,2001............     38

Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999...........     39

Notes to Consolidated Financial Statements...........................................................     40

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Pacific Mercantile Bancorp and Subsidiary:

      We have audited the accompanying consolidated statements of financial condition of Pacific Mercantile Bancorp and Subsidiary as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pacific Mercantile Bancorp and Subsidiary as of December 31, 2001 and 2000 and the consolidated results of operations, shareholders' equity and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.


                                                          /s/ GRANT THORNTON LLP
                                                          ----------------------

Irvine, California
February 4, 2002 (except for
    Note 21, as to which the
    date is March 19, 2002)

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Pacific Mercantile Bancorp:

      We have audited the accompanying consolidated statement of operations, shareholders' equity and cash flows for the year ended December 31, 1999 of Pacific Mercantile Bancorp and subsidiary (the Company). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

      We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the operations and cash flows of Pacific Mercantile Bancorp and subsidiary for the year ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.


/s/ ARTHUR ANDERSEN LLP
-----------------------

Irvine, California
January 28, 2000 (except with
   respect to the reorganization
   discussed in Note 1 as to
   which the date is June 12, 2000)

                    PACIFIC MERCANTILE BANCORP AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                                       December 31,
                                                                                                       ------------
                                                                                                 2001              2000
                                                                                                 ----              ----
                                       ASSETS
Cash and due from banks ...............................................................     $  11,652,300      $   9,023,300
Federal funds sold ....................................................................        23,465,000         38,565,000
                                                                                            -------------      -------------
Cash and cash equivalents .............................................................        35,117,300         47,588,300
Interest bearing deposits with financial institutions .................................         1,488,000          1,188,000
Securities available for sale, at fair value ..........................................        13,352,600         12,987,900
Loans held for sale, at lower of cost or market .......................................        63,696,600         11,084,400
Loans (net of allowances of $1,695,500 and $1,145,500, respectively) ..................       147,764,600         87,260,800
Accrued interest receivable ...........................................................           943,500            782,400
Premises and equipment, net ...........................................................         2,471,600          1,336,300
Other assets ..........................................................................         1,599,800            388,800
                                                                                            -------------      -------------
          Total assets ................................................................     $ 266,434,000      $ 162,616,900
                                                                                            =============      =============

                        LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
   Noninterest bearing ................................................................     $  88,832,900      $  48,553,100
   Interest bearing ...................................................................       122,629,000         75,733,400
                                                                                              -----------        -----------
          Total deposits ..............................................................       211,461,900        124,286,500
Borrowings ............................................................................        16,273,900          2,679,800
Accrued interest payable ..............................................................           181,800             94,300
Other liabilities .....................................................................         1,838,300            867,700
                                                                                            -------------      -------------
          Total liabilities ...........................................................       229,755,900        127,928,300
Commitments and contingencies .........................................................                --                 --
Shareholders' equity:
   Preferred stock, no par value, 2,000,000 shares authorized, none issued ............                --                 --
   Common stock, no par value, 10,000,000 shares authorized, 6,344,828 and
    6,332,020 shares issued and outstanding at December 31, 2001 and 2000, respectively        37,607,900         37,547,400
   Accumulated deficit ................................................................        (1,041,100)        (2,865,700)
   Accumulated other comprehensive income .............................................           111,300              6,900
                                                                                            -------------      -------------
          Total shareholders' equity ..................................................        36,678,100         34,688,600
                                                                                            -------------      -------------
          Total liabilities and shareholders' equity ..................................     $ 266,434,000      $ 162,616,900
                                                                                            =============      =============

   The accompanying notes are an integral part of these financial statements.

                    PACIFIC MERCANTILE BANCORP AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                        Year Ended December 31,
                                                               ------------------------------------------
                                                                  2001            2000            1999
                                                                  ----            ----            ----

Interest Income:
     Loans, including fees ...............................     $10,379,300     $7,018,900     $   759,800
     Federal funds sold ..................................       1,265,000      2,196,100       1,173,300
     Securities available for sale .......................         494,200        308,400          56,500
     Interest bearing deposits with financial institutions          91,800         77,000          45,100
     Other ...............................................              --             --          65,400
                                                               -----------     ----------     -----------
          Total interest income ..........................      12,230,300      9,600,400       2,100,100
                                                               -----------     ----------     -----------
Interest Expense:
     Deposits ............................................       3,508,400      3,452,100         878,900
     Borrowings ..........................................         150,400         35,100           1,100
                                                               -----------     ----------     -----------
          Total interest expense .........................       3,658,800      3,487,200         880,000
                                                               -----------     ----------     -----------
Net Interest Income ......................................       8,571,500      6,113,200       1,220,100
Provision for Loan Losses ................................         550,000        400,000         750,000
                                                               -----------     ----------     -----------
Net Interest Income after Provision for Loan Losses ......       8,021,500      5,713,200         470,100
                                                               -----------     ----------     -----------
Noninterest Income:
     Service charges and fees ............................         226,500        158,900          14,900
     Net gains on sales of loans held for sale ...........       2,465,300        277,000              --
     Mortgage banking ....................................         251,300        397,700          58,300
     Merchant income .....................................         246,700        121,500          14,100
     Other ...............................................         236,100         38,600           6,700
                                                               -----------     ----------     -----------
          Total noninterest income .......................       3,425,900        993,700          94,000
                                                               -----------     ----------     -----------
Noninterest Expense:
     Salaries and employee benefits ......................       4,699,800      3,638,300       1,795,600
     Occupancy ...........................................       1,127,500        489,100         218,900
     Depreciation ........................................         652,300        419,000         202,100
     Equipment ...........................................         172,600         99,900          45,300
     Data processing .....................................         298,200        254,000         125,200
     Professional fees ...................................         416,200        273,400         192,900
     Other loan related ..................................         347,800        146,300          23,300
     Stationery and supplies .............................         234,700        154,900         114,500
     Courier .............................................         220,900        130,700          31,600
     Advertising, promotion, and development .............         219,000        198,000         181,600
     Correspondent banking service charges ...............         137,500        124,700          43,300
     Operating losses ....................................         749,600         43,000           7,700
     Other ...............................................         880,700        608,900         332,300
                                                               -----------     ----------     -----------
          Total noninterest expense ......................      10,156,800      6,580,200       3,314,300
                                                               -----------     ----------     -----------
     Income (loss) before income taxes ...................       1,290,600        126,700      (2,750,200)
     Income tax benefit ..................................         534,000             --              --
                                                               -----------     ----------     -----------
Net Income (Loss) ........................................     $ 1,824,600     $  126,700     $(2,750,200)
                                                               ===========     ==========     ===========
Income (Loss) per Share:
     Basic ...............................................     $      0.29     $     0.02     $     (1.12)
                                                               ===========     ==========     ===========
     Fully diluted .......................................     $      0.28     $     0.02     $     (1.12)
                                                               ===========     ==========     ===========

   The accompanying notes are an integral part of these financial statements.

                    PACIFIC MERCANTILE BANCORP AND SUBSIDIARY

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                   For the Three Years Ended December 31, 2001

                                                       Preferred Stock             Common Stock
                                                       ---------------             ------------
                                                         Number                Number
                                                      of Shares    Amount    of Shares        Amount
                                                      ---------    ------    ---------        ------
Balance, December 31, 1998 ...................             --      $   --            --     $        --

Issuance of common stock, net of offering
expenses .....................................             --          --     3,720,162      19,019,200
Comprehensive loss:
     Net loss ................................             --          --            --              --
     Change in unrealized gain (loss) on
     Securities available for sale, net of tax             --          --            --              --

          Total comprehensive
            Loss .............................
                                                       ------      ------     ---------     -----------
Balance, December 31, 1999 ...................             --          --     3,720,162      19,019,200
Exercise of stock options ....................             --          --           250           1,000
Issuance of common stock, net of offering
expenses .....................................             --          --     2,611,608      18,527,200
Comprehensive income:
     Net income ..............................             --          --            --              --
     Change in unrealized gain (loss) on
     Securities available for sale, net of tax             --          --            --              --
          Total comprehensive income .........
                                                       ------      ------     ---------     -----------
Balance, December 31, 2000 ...................             --          --     6,332,020      37,547,400
Exercise of stock options ....................             --          --        12,808          60,500
Comprehensive income:
     Net income ..............................             --          --            --              --
     Change in unrealized gain on securities
     Available for sale, net of tax ..........             --          --            --              --
          Total comprehensive income .........
                                                       ------      ------     ---------     -----------
Balance, December 31, 2001 ...................             --          --     6,344,828     $37,607,900
                                                       ======      ======     =========     ===========

                                                                           Accumulated
                                                                              Other
                                                           Accumulated    Comprehensive
                                                              Deficit     Income (Loss)        Total
                                                              -------     -------------        -----
Balance, December 31, 1998 ...................             $  (242,200)     $      --      $   (242,200)

Issuance of common stock, net of offering
expenses .....................................                      --             --        19,019,200
Comprehensive loss:
     Net loss ................................              (2,750,200)            --        (2,750,200)
     Change in unrealized gain (loss) on
     Securities available for sale, net of tax                      --         (8,400)           (8,400)
                                                                                           ------------
          Total comprehensive
            Loss .............................                                               (2,758,600)
                                                           -----------      ---------      ============
Balance, December 31, 1999 ...................              (2,992,400)        (8,400)       16,018,400
Exercise of stock options ....................                      --             --             1,000
Issuance of common stock, net of offering
expenses .....................................                      --             --        18,527,200
Comprehensive income:
     Net income ..............................                 126,700             --           126,700
     Change in unrealized gain (loss) on
     Securities available for sale, net of tax                      --         15,300            15,300
                                                                                           ------------
          Total comprehensive income .........                                                  142,000
                                                           -----------      ---------      ============
Balance, December 31, 2000 ...................              (2,865,700)         6,900        34,688,600
Exercise of stock options ....................                                                   60,500
Comprehensive income:
     Net income ..............................               1,824,600             --         1,824,600
     Change in unrealized gain on securities
     Available for sale, net of tax ..........                      --        104,400           104,400
                                                                                           ------------
          Total comprehensive income .........                                                1,929,000
                                                           -----------      ---------      ============
Balance, December 31, 2001 ...................             $(1,041,100)     $ 111,300      $ 36,678,100
                                                           ===========      =========      ============

    The accompanying notes are an integral part of this financial statement.

                    PACIFIC MERCANTILE BANCORP AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             Year Ended December 31,

                                                                                             2001           2000           1999
                                                                                             ----           ----           ----
Cash Flows From Operating Activities:
   Net income (loss) .................................................................  $   1,824,600   $    126,700   $ (2,750,200)
   Adjustments to reconcile net income (loss) to net cash used in
      Operating activities:
      Depreciation and amortization ..................................................        652,300        419,000        202,100
      Provision for loan losses ......................................................        550,000        400,000        750,000
      Net amortization (accretion) of premium (discount) on securities ...............       (102,200)       (36,200)        (2,000)
      Net gains on sales of loans held for sale ......................................     (2,465,300)      (277,000)            --
      Proceeds from sales of loans held for sale .....................................    424,529,500     87,225,800      6,603,400
      Originations and purchases of loans held for sale ..............................   (474,676,400)   (95,333,200)    (9,303,400)
      Net loss on sale of equipment ..................................................             --          2,200             --
      Net change in accrued interest receivable ......................................       (161,100)      (561,300)      (221,100)
      Net change in other assets .....................................................       (291,000)      (219,000)      (149,600)
      Deferred tax benefit ...........................................................       (998,000)            --             --
      Net change in accrued interest payable .........................................         87,500         42,700         51,600
      Net change in other liabilities ................................................        970,600        272,500        483,000
                                                                                        -------------   ------------   ------------
            Net cash used in operating activities ....................................    (50,079,500)    (7,937,800)    (4,336,200)
                                                                                        -------------   ------------   ------------
Cash Flows From Investing Activities:
      Net decrease (increase) in interest bearing deposits with financial institutions       (300,000)       198,000     (1,386,000)
      Maturities of securities available for sale ....................................     20,448,800        750,000             --
      Purchase of securities available for sale ......................................    (20,528,900)   (11,017,600)    (2,675,200)
      Net increase in loans ..........................................................    (61,053,800)   (43,317,600)   (45,093,200)
      Proceeds from sale of equipment ................................................             --         10,300             --
      Purchases of premises and equipment ............................................     (1,787,600)      (589,500)    (1,237,900)
                                                                                        -------------   ------------   ------------
            Net cash used in investing activities ....................................    (63,221,500)   (53,966,400)   (50,392,300)
                                                                                        -------------   ------------   ------------
Cash Flows From Financing Activities:
      Net increase in deposits .......................................................     87,175,400     49,786,300     74,500,200
      Net increase in borrowings .....................................................     13,594,100      2,679,800             --
      Proceeds from sale of common stock, net of offering expenses ...................             --     18,527,200     19,019,200
      Proceeds from exercise of stock options ........................................         60,500          1,000             --
      (Repayment of ) advances from founders .........................................             --             --       (470,000)
                                                                                        -------------   ------------   ------------
            Net cash provided by financing operations ................................    100,830,000     70,994,300     93,049,400
                                                                                        -------------   ------------   ------------
            Net increase (decrease) in cash and cash equivalents .....................    (12,471,000)     9,090,100     38,320,900
Cash and Cash Equivalents, beginning of period .......................................     47,588,300     38,498,200        177,300
                                                                                        -------------   ------------   ------------
Cash and Cash Equivalents, end of period .............................................  $  35,117,300   $ 47,588,300   $ 38,498,200
                                                                                        =============   ============   ============
Supplementary Cash Flow Information:
      Cash paid for interest on deposits and other borrowings ........................  $   3,571,300   $  3,444,500   $    828,400
                                                                                        =============   ============   ============
      Cash paid for income taxes .....................................................  $      70,900   $         --   $         --
                                                                                        =============   ============   ============

   The accompanying notes are an integral part of these financial statements.

                    PACIFIC MERCANTILE BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Nature of Business and Significant Accounting Policies

      Organization

      The consolidated financial statements include the accounts of Pacific Mercantile Bancorp ("Bancorp") and its wholly-owned subsidiary Pacific Mercantile Bank (the "Bank"). As a matter of convenience, we will be using the term "Company" to refer to Pacific Mercantile Bancorp together with the Bank. Bancorp is a bank holding company which was incorporated on January 7, 2000 in the State of California. Pacific Mercantile Bank is a banking company which was formed on May 29, 1998, incorporated November 18, 1998 in the State of California and commenced operations on March 1, 1999. The Bank is chartered by the California Department of Financial Institutions ("DFI") and is a member of the Federal Reserve Bank of San Francisco ("FRB"). In addition, its customers' deposit accounts are insured by the Federal Deposit Insurance Corporation ("FDIC') up to the maximum amount allowed by Federal Regulations.

      On June 12, 2000 Bancorp acquired the Bank by means of a merger which resulted in the Bank becoming a wholly-owned subsidiary of Bancorp and the Bank's shareholders became Bancorp shareholders, owning the same number and percentage of Bancorp shares as they had owned in the Bank (the "Reorganization"). Prior to the Reorganization, Bancorp had only nominal assets and had not conducted any business. All financial information included herein has been restated as if the holding company reorganization was effective for all periods presented. Additionally, the number of common shares outstanding gives retroactive effect to a 2 for 1 stock split of the Bank's outstanding shares that became effective on April 14, 2000, and a 1.25 for 1.00 stock split that became effective May 21, 1999.

      The Bank provides a full range of banking services to small and medium-size businesses, professionals and the general public throughout Orange County and is subject to competition from other financial institutions. The operating results of the Bank may be significantly affected by changes in market interest rates and by fluctuations in real estate values in the Bank's primary service area. The Company is regulated by the DFI, FRB and FDIC and undergoes periodic examinations by those regulatory authorities.

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

      Cash and Cash Equivalents

      For purposes of the statements of cash flow, cash and cash equivalents consist of cash on hand and due from banks and federal funds sold. Generally, federal funds are sold for a one-day period. As of December 31, 2001 and 2000, the Bank maintained required reserves with the Federal Reserve Bank of San Francisco of approximately $2,704,000 and $825,000, respectively, which is included in Cash and Due from Banks in the accompanying Consolidated Statements of Financial Condition.

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

      Loans Held for Sale

      Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.

      Loans and Allowance for Loan Losses

      Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are stated at principal amounts outstanding, net of unearned income. Interest is accrued daily as earned, except where reasonable doubt exists as to collectibility, in which case accrual of interest is discontinued and the loan is placed on nonaccrual status. Loans are generally classified as impaired and placed on nonaccrual status when, in management's opinion, such principal or interest will not be collectible in accordance with the contractual terms of the loan agreement. Loans with principal or interest that is 90 days or more past due are placed on nonaccrual status; except that management may elect to continue the accrual of interest when the estimated net realizable value of the collateral is sufficient to recover both principal and accrued interest balances and such balances are in the process of collection. Generally, interest payments received on nonaccrual loans are applied to principal. Once all principal has been received, any additional interest payments are recognized as interest income on a cash basis.

      The allowance for loan losses is established through a provision for loan losses that is charged against income. Loans are charged against the allowance for loan losses when management believes that the collection of the carrying amount is unlikely. The allowance for loan losses is established through a provision for loan losses that is charged against income. Loans are charged against the allowance for loan losses when management believes that the collection of the carrying amount is unlikely. The Bank carefully monitors changing economic conditions, the loan portfolio by category, borrower's financial condition and the history of the portfolio in determining the adequacy of the allowance for loan losses. The allowance is established on the basis of estimates developed primarily from historical industry loan loss data because the Bank commenced operations in March 1999 and lacks historical data relating to the performance of loans in its loan portfolio. As a result, ultimate losses may vary from the estimates used to establish the allowance. Additionally, as the volume of loans increases, additional provisions for loan losses will be required to maintain the allowance at levels deemed adequate. Moreover, if economic conditions were to deteriorate, it would become necessary to increase the provision to an even greater extent.

      The allowance is based on estimates, and ultimate losses may vary from the current estimates. These estimates are reviewed periodically and, as adjustments become necessary, they are reported in earnings in the periods in which they become known. Management believes that the allowance for loan losses is adequate as of December 31, 2001 and 2000. In addition, the FRB and the DFI, as an integral part of their examination processes, periodically review the Bank's allowance for loan losses. The agencies may require the Bank to recognize additions to the allowance based on their judgments given the information available at the time of their examinations.

      The Bank also evaluates loans for impairment, where principal and interest is not expected to be collected in accordance with the contractual terms of the loan agreement. The Bank measures and reserves for impairment on a loan by loan basis using either the present value of expected future cash flows discounted at the loan's effective interest rate, or the fair value of the collateral if the loan is collateral dependent. As of December 31, 2001 and 2000, the Bank had no loans classified as impaired. The Bank excludes from its impairment calculations smaller, homogeneous loans such as consumer installment loans and lines of credit. Also, loans that experience insignificant payment delays or payment shortfalls are generally not considered impaired.

      Loan Origination Fees and Costs

      All origination fees and related direct costs are deferred and amortized to interest income as an adjustment to yield over the respective lives of the loans using the effective interest method. As of December 31, 2001 and 2000, approximately $138,200 and $159,300, respectively, of net deferred loan costs were included in the related loan totals in the accompanying statements of financial condition.

      Premises and Equipment

      Premises and equipment are stated at cost, less accumulated depreciation and amortization which is charged to expense on a straight-line basis over the estimated useful lives of the assets or, in the case of leasehold improvements, over the term of the leases, whichever is shorter. For income taxes accelerated depreciation methods are used. Maintenance and repairs are charged directly to expense as incurred. Improvements to premises and equipment that extend the useful lives of the assets are capitalized.

      When assets are disposed of, the applicable costs and accumulated depreciation thereon are removed from the accounts and any resulting gain or loss is included in current operations. Rates of depreciation and amortization are based on the following estimated useful lives:

              Furniture and equipment    ..............   Three to ten years
              Leasehold improvements     ..............   Lesser of the lease term or estimated useful life

      Hedging Instruments

      Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting For Derivative Instruments and Hedging Activities", as amended and interpreted ("SFAS No. 133") was effective for the Company as of January 1, 2001. SFAS No. 133 requires all derivative instruments to be recognized on the balance sheet at fair value. Gains or losses resulting from changes in the values of derivatives are accounted for depending on the purpose of the derivative and whether it qualifies for hedge accounting. If certain conditions are met, hedge accounting may be applied and the derivative instrument may be specifically designated as a fair value, cash flow or foreign currency hedge. In the absence of meeting these conditions, the derivatives are designated as non-designated derivative instruments with gains or losses recorded to current earnings.

      Effective January 1, 2001, the Company adopted the provisions of SFAS 133 by recognizing all derivative instruments on the balance sheet at fair value. All derivative instruments entered into by the Bank are non-designated derivative instruments. At January 1, 2001, the adoption of SFAS No. 133 did not have a material impact on the financial statements.

      Income Taxes

      Deferred income taxes and liabilities are determined using the asset and liability method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

      Income (Loss) Per Share

      Basic income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in our earnings. The weighted average number of shares used in the basic income or loss per share computation for the years ended December 31, 2001, 2000 and 1999 was

6,337,213, 5,098,796 and 2,466,114, respectively. Common stock equivalents are excluded from the income (loss) per share calculation for fiscal 1999 because the effect would be antidilutive.

      Stock Option Plan

      The Company accounts for stock-based employee compensation as prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees," and has adopted the disclosure provisions of Statements of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation (SFAS 123)." SFAS No. 123 requires pro-forma disclosures of net income (loss) and net income
(loss) per share as if the fair value based method of accounting for stock based awards had been applied. Under the fair value based method, compensation cost is recorded based on the value of the award at the grant date and is recognized over the service period.

      Comprehensive Income

      Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

      Recent Accounting Pronouncements

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") which was subsequently amended by SFAS No. 137 and SFAS No. 138. SFAS No. 137 and SFAS No. 138 deferred the effective date of the pronouncement from fiscal years beginning June 15, 1999 to fiscal years beginning June 30, 2000 and amended the reporting and accounting standards for derivative instruments and for hedging activities. SFAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the purpose of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. The adoption of SFAS No. 133, SFAS No. 137 and SFAS No. 138 did not have a material impact on our financial condition or results of operations.

      Effective April 1, 2001, the Company adopted the provisions of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain additional disclosures. Adoption of SFAS 140 did not have a material impact on the consolidated financial statements.

      In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 and SFAS 142 eliminate the "pooling of interests" method of accounting for business combination initiated after June 30, 2001. They require that the acquirer's cost for an acquisition be allocated among the various assets acquired, in proportion to their relative fair market values, and any unallocated cost is assigned to the "residue," or goodwill. Certain intangible assets that are determined to have an indefinite useful life may not be amortized. Additionally, goodwill will no longer be amortized, but will be tested for impairment at least annually. These two Statements must be adopted in fiscal years beginning after December 15, 2001. Adoption of these Statements is not expected to have a material effect on the financial statements.

      In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses the recognition and measurement of obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 applies to legal obligations associated with the retirement of long-lived assets resulting from the acquisition, construction, development or the normal operation of a long-lived asset. SFAS No. 143 required that the fair value of an asset retirement obligation be recognized as a liability in the period in which it is incurred. The asset retirement obligation is to be capitalized as part of the carrying amount of the long-lived asset and the expense is to be recognized over the useful life of the long-lived asset. SFAS No. 143 is effective January 1, 2003, with early adoption permitted. The Company plans to adopt SFAS No. 143 effective January 1, 2003, and does not expect the adoption of the statement to have a material effect on the financial statements.

      In August 2001, the FSAS issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of." SFAS No. 144 carries forward from SFAS No. 121 the fundamental guidance related to the recognition of measurement of an impairment loss related to assets to be held and used and provides guidance related to the disposal of long-lived assets to be abandoned or disposed of by sale. SFAS No. 144 became effective January 1, 2002 and is to be applied prospectively. The Company adopted SFAS No. 144 effective January 1, 2002, and does not expect the adoption of the statement to have a material effect on the financial statements.

      Reclassifications

      Certain reclassifications have been made to prior years' balances to conform to the 2001 presentation.

2.    Interest Bearing Deposits with Financial Institutions

      The Company had interest bearing deposits with financial institutions of $1,488,000 and $1,188,000 at December 31, 2001 and 2000, respectively. The weighted average percentage yield of these deposits at December 31, 2001 and 2000, was 4.13% and 6.57%, respectively.

      Interest bearing deposits with financial institutions at December 31, 2001 are scheduled to mature within one year.

3.    Securities Available For Sale

      The following is a summary of the major components of securities available for sale and a comparison of amortized cost, estimated fair market values, and gross unrealized gains and losses at December 31, 2001 and 2000:

                                                                                 December 31, 2001
                                                             ----------------------------------------------------------
                                                                              Gross           Gross          Estimated
                                                              Amortized    Unrealized      Unrealized       Fair Market
                                                                 Cost         Gains          Losses            Value
                                                                 ----         -----          ------            -----
U.S. Agency Securities ............................          $ 8,206,500     $133,900      $        --      $ 8,340,400
Collateralized mortgage obligations ...............            3,450,100       55,700              300        3,505,500
                                                             -----------     --------      -----------      -----------
                                                              11,656,600      189,600              300       11,845,900
Federal Reserve Bank Stock ........................              861,700           --               --          861,700

Federal Home Loan Bank Stock (FHLB) ...............              645,000           --               --          645,000
                                                             -----------     --------      -----------      -----------
                                                             $13,163,300     $189,600      $       300      $13,352,600
                                                             ===========     ========      ===========      ===========

                                                                                 December 31, 2000
                                                             ----------------------------------------------------------
                                                                              Gross           Gross          Estimated
                                                              Amortized    Unrealized      Unrealized       Fair Market
                                                                 Cost         Gains          Losses            Value
                                                                 ----         -----          ------            -----
U.S. Treasury Securities ..........................          $ 2,204,300     $     --      $        --      $ 2,204,300
U.S. Agency Securities ............................            9,955,000        6,900               --        9,961,900
Federal Reserve Bank Stock ........................              821,700           --               --          821,700
                                                             -----------     --------      -----------      -----------
                                                             $12,981,000     $  6,900      $        --      $12,987,900
                                                             ===========     ========      ===========      ===========

      At December 31, 2001 and 2000, U.S. Treasury securities, U.S. Agency securities, and collateralized mortgage obligations with a fair market value of $11,845,900 and $12,166,200, respectively, were pledged to secure a discount line at the Federal Reserve Bank and securities sold with agreements to repurchase.

      The amortized cost and estimated fair value of debt securities at December 31, 2001 by contractual maturities are shown in the following table. Expected maturities will differ from contractual maturities, particularly with respect to collateralized mortgage obligations, because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                 Maturing in
                                                                Over one year
                                                  One year      through five   Over five years
                                                   or less          years      through ten years    Over ten years       Total
                                                   -------          -----      -----------------    --------------       -----
Available for sale, amortized cost ............   $     --       $6,689,900         $4,127,700         $839,000       $11,656,600
Available for sale, estimated fair value ......   $     --       $6,787,000         $4,213,800         $845,100       $11,845,900

4. Loans and Allowance for Loan Losses

      The loan portfolio consisted of the following at December 31:

                                                    2001                2000
                                                    ----                ----
Real estate loans .........................     $  61,518,200      $ 42,917,200
Residential mortgage loans ................         6,929,000         3,964,800
Construction loans ........................         7,040,000         3,238,900
Commercial loans ..........................        66,842,400        33,732,400
Consumer loans ............................         6,992,300         4,393,700
                                                -------------      ------------
                                                  149,321,900        88,247,000
     Allowance for loan losses ............        (1,695,500)       (1,145,500)
     Deferred loan origination costs, net .           138,200           159,300
                                                -------------      ------------
          Loans, net ......................     $ 147,764,600      $ 87,260,800
                                                =============      ============

      At December 31, 2001, real estate loans of approximately $35,326,700 were pledged to secure short-term borrowings with the Federal Home Loan Bank.

      A summary of the Bank's transactions in the allowance for loan losses for the year ended December 31 is as follows:

                                                     2001                 2000
                                                     ----                 ----
Beginning balance ......................          $1,145,500          $  750,000
Provision for loan losses ..............             550,000             400,000
Recoveries .............................                  --                  --
Amounts charged off ....................                  --               4,500
                                                  ----------          ----------
Ending balance .........................          $1,695,500          $1,145,500
                                                  ==========          ==========

      At December 31, 2001 and 2000, the Bank had no nonaccrual loans, no restructured loans, no loans with principal balances more than 90 days past due, and no loans that were considered impaired.

5. Premises and Equipment

      The major classes of premises and equipment at December 31 are as follows:

                                                       2001              2000
                                                       ----              ----
Furniture and equipment ......................     $ 3,267,500      $ 1,768,300
Leasehold improvements .......................         469,100          181,100
                                                   -----------      -----------
                                                     3,736,600        1,949,400
Accumulated depreciation and amortization ....      (1,265,000)        (613,100)
                                                   -----------      -----------
                                                   $ 2,471,600      $ 1,336,300
                                                   ===========      ===========

      The amount of depreciation and amortization included in operating expense was $652,300, $419,000 and $202,100 for the years ended December 31, 2001, 2000 and 1999, respectively.

6. Deposits

      The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2001 and 2000 was $39,952,400 and $17,212,900, respectively.

         At December 31, 2001, the scheduled maturities of time deposits of $100,000 or more are as follows:

         2002 ............................................    $39,454,900
         2003 ............................................        497,500
                                                              -----------
                                                              $39,952,400
                                                              ===========

7. Other Borrowings

      Other borrowings consisted of the following at December 31, 2001 and 2000:

                                                          2001           2000
                                                          ----           ----
   Securities sold under agreements to repurchase ..  $ 9,273,900     $2,679,800

   Federal Home Loan advances ......................    7,000,000             --
                                                      -----------     ----------
                                                      $16,273,900     $2,679,800
                                                      ===========     ==========

      Securities sold under agreements to repurchase, which are classified as secured borrowings, mature within one day from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. The Bank monitors the fair value of the underlying securities on a daily basis.

      The advances from the Federal Home Loan Bank consist of an overnight borrowing at 1.75% annual interest at December 31, 2001. Certain real estate loans are pledged as collateral to secure these borrowings. The Bank had unused borrowing capacity with the Federal Home Loan Bank of $11,188,500 at December 31, 2001.

8. Transactions with Related Parties

      The directors of the Company and the Bank, and certain of the businesses with which they are associated, have banking transactions with the Bank in the ordinary course of business. All loans and commitments to loan included in such transactions have been made in accordance with applicable laws and on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with persons of similar creditworthiness that are not affiliated with the Company, and only if such loans do not present any undue risk of collectibility.

      The following is a summary of loan transactions with directors of the Company and certain of their associated businesses for the year ended December 31:

                                                   2001(1)              2000(1)
                                                   ----                 ----
   Beginning balance ......................       $ 267,200           $ 219,000
        New loans granted .................         927,200             293,400
        Principal repayments ..............        (260,600)           (245,200)
                                                  ---------           ---------
   Ending balance .........................       $ 933,800           $ 267,200
                                                  =========           =========

----------
(1) Includes loans made to executive officers who are not also directors totaling $126,700 and $85,300 in fiscal 2001 and fiscal 2000, respectively.

      Deposits from related parties held by the Bank at December 31, 2001 and 2000 amounted to approximately $1,346,000 and $1,350,700, respectively.

9. Income Taxes

      The components of the income tax expense (benefit) at December 31, 2001 are as follows:

Current taxes:
     Federal ..........................................               $ 373,000
     State ............................................                  91,000
                                                                      ---------
   Total current taxes ................................                 464,000
Deferred taxes:
     Federal ..........................................                (742,000)
     State ............................................                (256,000)
                                                                      ---------
   Total deferred taxes ...............................                (998,000)
                                                                      ---------
Total income tax benefit ..............................               $(534,000)
                                                                      =========

      The components of the net deferred tax asset are as follows:

                                                                   December 31,
                                                                   ------------
                                                       2001             2000              1999
                                                       ----             ----              ----
Deferred tax assets:
   Allowance for loan losses ...................     $ 760,000      $   515,700      $   255,000
   Operational loss accrual ....................       313,900               --               --
   Deferred organizational and start-up expenses        43,500           65,600          (16,500)
   Net operating loss carryforward .............            --          664,900          530,200
   Other accrued expenses ......................        45,100          141,100          155,800
   Depreciation and amortization ...............       (26,000)         (17,500)              --
   Deferred loan origination costs .............      (142,000)        (105,100)              --
   Deferred state taxes ........................       (87,000)        (103,600)         210,200
   Other, net ..................................        11,500               --               --
                                                     ---------      -----------      -----------
Total deferred taxes ...........................       919,000        1,161,100        1,134,700
Valuation allowance ............................            --       (1,161,100)      (1,134,700)
                                                     ---------      -----------      -----------
Net deferred taxes .............................     $ 919,000      $        --      $        --
                                                     =========      ===========      ===========

      The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows:

                                                              Year Ended December 31,
                                                              -----------------------
                                                            2001       2000       1999
                                                            ----       ----       ----
Federal income tax based on statutory rate ..........       34.0%      34.0%     (34.0)%
State franchise tax net of federal income tax benefit        7.2        7.2       (7.6)
Other accrued expenses ..............................        1.0         --        0.3
Valuation allowance .................................      (83.5)     (41.2)      41.3
                                                            ----       ----       ----
   Total income tax expense (benefit) ...............      (41.3)%      0.0%       0.0%
                                                           =====       ====       ====

      The Company established valuation allowances at December 31, 2000 and 1999 of $1,161,100 and $1,134,700, respectively, due to the Company's limited operating history and management's inability to determine whether or not the deferred tax asset would be realizable in the future. Since the Company is now in a taxable position, a net deferred tax asset has been recognized at December 31, 2001.

10. Net Income (Loss) Per Share

      The following data shows a reconciliation of the numerators and the denominators used in computing income (loss) per share and the weighted average number of shares of potential dilutive common stock.

                                                                                                Year Ended December 31,
                                                                                                -----------------------
                                                                                           2001          2000           1999
                                                                                           ----          ----           ----
Net income (loss) available to common shareholders
used in basic income (loss) per share ............................................     $1,824,600     $  126,700     $(2,750,200)
                                                                                       ==========     ==========     ===========
    Basic income (loss) per share ................................................     $     0.29     $     0.02     $     (1.12)
                                                                                       ==========     ==========     ===========
    Weighted average number of common shares used in basic income (loss) per share      6,337,213      5,098,796       2,466,114
    Effect of dilutive securities:
    Options ......................................................................        161,269         99,646              --
                                                                                       ----------     ----------     -----------
    Weighted number of common shares and potential dilutive common shares
    Used in diluted income (loss) per share ......................................      6,498,482      5,198,442       2,466,114
                                                                                       ----------     ----------     -----------
    Fully diluted income (loss) per share ........................................     $     0.28     $     0.02     $     (1.12)
                                                                                       ==========     ==========     ===========

      Stock options of 380,106 were not included in computing diluted income
(loss) per share for the year ended December 31, 1999 because their effects were antidilutive.

11. Shareholders' Equity

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

      In November 1999, the Bank completed a second offering in which it sold 1,629,542 shares of its common stock that raised approximately $10,720,900, net of approximately $278,500 in related expense. In addition, in conjunction with the June 12, 2000 merger and reorganization described in Note 1 between Bancorp and the Bank, Bancorp sold 2,611,608 shares of its common stock in a public offering registered under the Securities Act of 1933. Proceeds of this public offering, net of underwriting discounts, commissions and other expenses of $2,365,700, totaled $18,527,200. In addition, Bancorp issued warrants to the underwriter to purchase 250,000 shares of common stock at an exercise price of $9.60 per share. These warrants expire on June 14, 2005.

      On April 20, 1999, the Bank's Board of Directors authorized a 1.25 for
1.00 stock split which became effective on May 21, 1999. Additionally, the Bank's Board of Directors authorized a two-for-one stock split which became effective on April 14, 2000. Share and per share data have been adjusted herein to give effect to both stock splits.

      Under California law, the directors of the Bank may declare distributions to shareholders subject to the restriction that the amount available for the payment of cash dividends shall be the lesser of retained earnings of the Bank or the Bank's net income for its last three fiscal years (less the amount of any distributions to shareholders made during such period). If the above test is not met, distributions to shareholders may be made only with the prior approval of the Commissioner of the California Department of Financial Institutions ("Commissioner") and in an amount not exceeding the greatest of the Bank's retained earnings, the Bank's net income for its last fiscal year or the Bank's net income for its current fiscal year. If the Commissioner finds that the shareholders' equity of the Bank is not adequate, or that the making by the Bank of a distribution to shareholders would be unsafe or unsound for the Bank, the Commissioner can order the Bank not to make any distribution to shareholders.

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

12. Commitments and Contingencies

      The Bank leases certain facilities and equipment under various non-cancelable operating leases. Rent expense for the years ended December 31, 2001, 2000 and 1999 was $1,153,100, $432,400 and $171,300, respectively.
Sublease income for the year ended December 31, 2001 is $42,300. There was no sublease income in the years ended December 31, 2000 and 1999.

      Future minimum non-cancelable lease commitments are as follows:

      2002 ............................................  $1,505,600
      2003 ............................................   1,555,600
      2004 ............................................   1,610,500
      2005 ............................................   1,671,400
      2006 ............................................   1,202,200
      Thereafter ......................................   2,066,300
                                                         ----------
               Total ..................................  $9,611,600
                                                         ==========

      In order to meet the financing needs of its customers in the normal course of business, the Bank is party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements. At December 31, 2001, the Bank was committed to fund certain loans amounting to approximately $66,960,300. The contractual amounts of credit-related financial instruments such as commitments to extend credit, credit-card arrangements, and letters of credit represent the amounts of potential accounting loss should the contract be fully drawn upon, the customer default, and the value of any existing collateral become worthless.

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

      The Company is subject to legal actions normally associated with financial institutions. At December 31, 2001, the Company did not have any pending legal proceedings that would be material to our consolidated financial condition or results of operations.

      The Bank is required to purchase stock in the Federal Reserve Bank in an amount equal to 6% of its capital, one-half of which must be paid currently with the balance due upon request.

      To be a member of FHLB, the Bank is required to purchase FHLB stock in an amount equal to 1% of its real estate loans secured by residential properties.

13. Hedging Instruments

      The Bank uses derivative instruments to reduce its exposure to adverse fluctuations in interest rates in accordance with its risk management policy. Generally speaking, if interest rates increase, the value of the Bank's loan commitments to borrowers and mortgage loans held for sale are adversely impacted. The Bank attempts to economically hedge 100% of the risk of the overall change in the fair value of loan commitments to borrowers and mortgage loans held for sale by entering into rate lock commitments with investors in mortgage loans at the date of loan commitments to the individual borrowers. These rate lock commitments are entered into at the same terms extended to borrowers to be delivered to the investors at a future date.

      Loan commitments to borrowers and rate lock commitments with investors in mortgage loans are non-designated derivative instruments and are included in mortgage loans held for sale on the accompanying Consolidated Statements of Financial Condition. Gains and losses resulting from these derivative instruments are included in gains on sales of loans in the accompanying Consolidated Statements of Operations.

14. Stock Option Plan

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

      The following tables summarize information concerning currently outstanding and exercisable stock options:

                                                    2001                            2000                         1999
                                                    ----                            ----                         ----
                                                            Weighted                    Weighted                       Weighted
                                              Number        Average         Number       Average          Number        Average
                                            of Shares    Exercise Price   of Shares   Exercise Price    of Shares    Exercise Price
                                            ---------    --------------   ---------   --------------    ---------    --------------
Outstanding at beginning of year ......       984,606         $5.90         380,106         $4.00              --            --
      Granted .........................       115,500         $7.42         608,400         $7.07         382,106         $4.00
      Exercised .......................       (12,808)        $4.73            (250)        $4.00              --            --
      Cancelled .......................       (58,298)        $6.42          (3,650)        $5.89          (2,000)        $4.00
                                            ---------         -----         -------         -----         -------         -----
Outstanding at end of year ............     1,029,000         $6.05         984,606         $5.90         380,106         $4.00
                                            =========                       =======                       =======

                                                                                          Weighted
                                                                                          Average
                                                                         Number of       Remaining       Weighted
                                                                           Shares       Contractual       Average
Range of Exercise Prices                                                Outstanding    Life in Years  Exercise Price
------------------------                                                -----------    -------------  --------------
   $4.00 - $5.99.....................................................      356,200          7.3           $ 4.00
   $6.00 - $7.75.....................................................      672,800          8.4           $ 7.14
                                                                         ---------
                                                                         1,029,000
                                                                         =========

      Options to purchase 579,151 shares, at option prices ranging from $4.00 to $7.75 per share were exercisable at December 31, 2001 under the Plan.

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

                                                                               2001         2000         1999
                                                                               ----         ----         ----

Net Income (Loss):
     As reported .....................................................     $1,824,600     $126,700   $(2,750,200)
     Pro forma .......................................................      1,519,600        6,700    (2,820,200)

Income (Loss) Per Share as Reported:
     Basic ...........................................................     $     0.29     $   0.02   $     (1.12)
     Fully Diluted ...................................................           0.28         0.02         (1.12)

Income (Loss) Per Share Pro Forma:
     Basic ...........................................................     $     0.24     $   0.00   $     (1.15)
     Fully Diluted ...................................................           0.23         0.00         (1.15)

      The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions for the years ending December 31, 2001, 2000 and 1999, respectively: dividend yield of 2%, none and none, expected volatility of 50%, 50% and 0%, risk-free interest rates ranging from 4.52% to 4.87%, 5.90% to 6.63% and 5.27% to 5.81%, and an
expected option life of 5 years.

15. Employee Benefit Plans

      The Bank has a 401(k) plan that covers substantially all full-time employees. It permits voluntary contributions by employees, a portion of which are matched by the Bank. The Bank's expenses relating to its contributions to the 401(k) plan for the years ended December 31, 2001, 2000 and 1999 are $150,900, $114,200, and $25,300, respectively.

16. Regulatory Matters and Capital/Operating Plans

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

      Quantitative measures established by regulation to ensure capital adequacy require Bancorp and Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2001, that Bancorp and the Bank meet all capital adequacy requirements to which they are subject.

      As of December 31, 2001, based on the regulations, Bancorp and the Bank are categorized as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized," Bancorp and the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following tables. There are no conditions or events that management believes have changed Bancorp's or the Bank's category.

      The actual capital amounts and ratios of Bancorp and the Bank at December 31, 2001 are presented in the following table:

                                                                                                    To be Well Capitalized
                                                                                  For Capital       Under Prompt Corrective
                                                             Actual            Adequacy Purposes       Action Provisions
                                                             ------            -----------------       -----------------
                                                    Amount          Ratio      Amount       Ratio       Amount      Ratio
                                                    ------          -----      ------       -----       ------      -----
Total Capital to Risk Weighted Assets:
     Bancorp ..........................          $38,262,300        13.4%   $22,879,400    * 8.0%   $28,599,200     * 10.0%
     Bank .............................           31,292,700        10.9%    22,874,600    * 8.0%    28,593,200     * 10.0%

Tier I Capital to Risk Weighted Assets:
     Bancorp ..........................           36,566,800        12.8%    11,439,700    * 4.0%    17,159,500     * 6.0%
     Bank .............................           29,597,200        10.4%    11,437,300    * 4.0%    17,155,900     * 6.0%

Tier I Capital to Average Assets:
     Bancorp ..........................           36,566,800        16.0%     9,122,700    * 4.0%    11,403,400     * 5.0%
     Bank .............................           29,597,200        13.0%     9,110,800    * 4.0%    11,388,600     * 5.0%

* GREATER THAN OR EQUAL TO

      The actual capital amounts and ratios of Bancorp and the Bank at December 31, 2000 are presented in the following table:

                                                                                                   To be Well Capitalized
                                                                                For Capital        Under Prompt Corrective
                                                      Actual                 Adequacy Purposes        Action Provisions
                                                      ------                 -----------------        -----------------
                                               Amount          Ratio        Amount       Ratio       Amount        Ratio
                                               ------          -----        ------       -----       ------        -----
Total Capital to Risk Weighted Assets:
     Bancorp ..........................     $35,827,200        27.5%    $10,407,500     * 8.0%     $13,009,300     * 10.0%
     Bank .............................      29,031,800        22.3%     10,407,100     * 8.0%      13,008,900     * 10.0%

Tier I Capital to Risk Weighted Assets:
     Bancorp ..........................      34,681,700        26.7%      5,203,700     * 4.0%       7,805,600     * 6.0%
     Bank .............................      27,886,300        21.4%      5,203,500     * 4.0%       7,805,300     * 6.0%

Tier I Capital to Average Assets:
     Bancorp ..........................      34,681,700        22.5%      6,170,000     * 4.0%       7,712,600     * 5.0%
     Bank .............................      27,886,300        18.1%      6,170,000     * 4.0%       7,712,600     * 5.0%

* GREATER THAN OR EQUAL TO



17. Parent Company Only Information

      The following Condensed Financial Statements of Bancorp are presented as if the merger and reorganization described in Note 1 was effective on January 1, 2000.

Condensed Statements of Financial Condition

                                                                   December 31,
                                                                   ------------
                                                                2001         2000
                                                                ----         ----
                                                              (Dollars in thousands)
Assets
     Interest bearing deposits with financial institutions     $ 6,848     $ 6,797
     Investment in Pacific Mercantile Bank ...............      29,708      27,893
     Other assets ........................................         122          --
                                                               -------     -------
          Total Assets ...................................     $36,678     $34,690
                                                               =======     =======
Liabilities and Shareholders' Equity
Liabilities ..............................................     $    --     $     1
Shareholders' Equity .....................................      36,678      34,689
                                                               -------     -------
          Total Liabilities and Shareholders' Equity .....     $36,678     $34,690
                                                               =======     =======

Condensed Statements of Operations

                                                             Year Ended December 31,
                                                             -----------------------
                                                                 2001        2000
                                                                 ----        ----
                                                              (Dollars in thousands)
Interest income ...........................................     $   162      $ 134
Other expenses ............................................         (48)       (11)
Equity in undistributed earnings of Pacific Mercantile Bank       1,711          4
                                                                -------      -----
Net income ................................................     $ 1,825      $ 127
                                                                =======      =====

Condensed Statement of Cash Flows

                                                                                   Year Ended December 31,
                                                                                   -----------------------
                                                                                  2001                2000
                                                                                  ----                ----
                                                                                     (Dollars in thousands)
Cash Flows from Operating Activities:
Net income .......................................................               $ 1,825             $    127
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
      (Increase) decrease in other assets ........................                  (122)                  --
      Undistributed earnings of subsidiary .......................                (1,711)                   4
      Other, net .................................................                    (1)                  (7)
      Increase (decrease) in other liabilities ...................                    (1)                   1
                                                                                 ----------------------------
            Net cash provided by operating activities ............                   (10)                 125
                                                                                 ----------------------------
Cash Flows from Financing Activities:
      Proceeds from exercise of stock options ....................                    61               18,527
      Capital contribution to Pacific Mercantile Bank ............                    --              (11,855)
                                                                                 ----------------------------
            Net cash provided by financing activities ............                    61                6,672
                                                                                 ----------------------------
Net (decrease) increase in cash ..................................                    51                6,797
Cash and Cash Equivalents, beginning of period ...................                 6,797                   --
                                                                                 ----------------------------
Cash and Cash Equivalents, end of period .........................               $ 6,848             $  6,797
                                                                                 ============================

18. Fair Value of Financial Instruments

      Fair value estimates are made at a discreet point in time based on relevant market information and information about the financial instruments. Because no active market exists for a significant portion of the Company's financial instruments, fair value estimates are based on judgments regarding current economic conditions, risk characteristics of various financial instruments, prepayment assumptions, future expected loss experience and other such factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

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

      Cash and Cash Equivalents. The fair value of cash and cash equivalents approximates its carrying value.

      Interest Bearing Deposits with Financial Institutions. The fair value of interest bearing deposits maturing within ninety days approximate their carrying values.

      Securities Available for Sale. For investment securities, fair value equals quoted market price, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

      Loans Held for Sale. The fair value of loans held for sale is based on commitments on hand from investors or prevailing market prices.

      Loans The fair value for loans with variable interest rates is the carrying amount. The fair value of fixed rate loans is derived by calculating the discounted value of future cash flows expected to be received by the various homogeneous categories of loans. All loans have been adjusted to reflect changes in credit risk.

      Deposits. The fair value of demand deposits, savings deposits, and money market deposits is defined as the amounts payable on demand at year-end. The fair value of fixed maturity certificates of deposit is estimated based on the discounted value of the future cash flows expected to be paid on the deposits.

      Other Borrowings. The fair value of other borrowings is the carrying amount and mature on a daily basis.

      Commitments to Extend Credit and Standby Letters of Credit. The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the parties involved. For fixed rate loan commitments, fair value also considers the difference between current levels of interest rates and committed rates. The fair value of these unrecorded financial instruments is estimated to approximate the notional amounts at December 31, 2001 and 2000.

      The estimated fair values and related carrying amounts of the Company's financial instruments at December 31, 2001 and 2000 are as follows:

                                                                          2001                              2000
                                                                          ----                              ----
                                                                Carrying         Estimated           Carrying       Estimated
                                                                 Amount         Fair Value            Amount        Fair Value
                                                                 ------         ----------            ------        ----------
Financial Assets:
   Cash and cash equivalents .........................        $ 35,117,300     $ 35,117,300        $47,588,300     $47,588,300
   Interest bearing deposits with financial
     Institutions ....................................           1,488,000        1,488,000          1,188,000       1,188,000
   Securities available for sale .....................          13,352,600       13,352,600         12,987,900      12,987,900
   Loans held for sale ...............................          63,696,600       63,696,600         11,084,400      11,084,400
   Loans, net ........................................         147,764,600      147,479,300         87,260,800      84,465,100

Financial Liabilities:
   Noninterest bearing deposits ......................          88,832,900       88,832,900         48,553,100      48,553,100
   Interest bearing deposits .........................         122,629,000      122,930,800         75,733,400      75,729,700
   Other borrowings ..................................          16,273,900       16,273,900          2,679,800       2,679,800

19. Business Segment Information

      The Company has two reportable business segments, the commercial banking division and the mortgage banking division. The commercial bank segment provides small and medium-size businesses, professional firms and individuals with a diversified range of products and services such as various types of deposit accounts, various types of commercial and consumer loans, cash management services, and Internet banking services. The mortgage banking segment originates and purchases residential mortgages that, for the most part, are resold within 30 days to long-term investors in the secondary residential mortgage market.

      Since the Company derives all of its revenues from interest and noninterest income and interest expense is its most significant expense, these two segments are reported below using net interest income (interest income less interest expense) and noninterest income (net gains on sales of loans held for sale and fee income) for the years ended December 31. The Company does not allocate general and administrative expenses or income taxes to the segments.

                              Commercial         Mortgage         Other           Total
                              ----------         --------         -----           -----
Net interest income:
    2001                     $   4,524,000     $  2,346,900    $  1,700,600   $   8,571,500
    2000                         3,151,800          415,000       2,546,400       6,113,200
    1999                          (136,500)          17,400       1,339,200       1,220,100

Noninterest income:
    2001                           608,000        2,716,600         101,300       3,425,900
    2000                           309,000          674,700          10,000         993,700
    1999                            34,300           58,300           1,400          94,000

Segment Assets:
    2001                       149,683,500       65,177,900      51,572,600     266,434,000
    2000                        90,970,200        8,326,900      63,319,800     162,616,900

20. Quarterly Data (Unaudited)

                                                                          Year Ended December 31,
                                                                          -----------------------
                                                             2001                                        2000
                                                             ----                                        ----
                                           Fourth       Third     Second      First     Fourth      Third      Second        First
                                           Quarter     Quarter    Quarter    Quarter    Quarter    Quarter     Quarter      Quarter
                                           -------     -------    -------    -------    -------    -------     -------      -------
Total interest income                      $ 3,387      $3,091     $2,825     $2,927     $2,952     $2,732     $ 2,109      $ 1,807
Total interest expense                         896         864        883      1,016        993        921         798          775
                                           -------      ------     ------     ------     ------     ------     -------      -------
    Net interest income                      2,491       2,227      1,942      1,911      1,959      1,811       1,311        1,032
Provision for loan losses                      250         100        100        100        100        100         100          100
                                           -------      ------     ------     ------     ------     ------     -------      -------
    Net interest income after
       provision for loan losses             2,241       2,127      1,842      1,811      1,859      1,711       1,211          932
Noninterest income                           1,091       1,071        770        494        322        209         285          178
Noninterest expense                          3,365       2,763      2,192      1,836      1,793      1,703       1,732        1,352
                                           -------      ------     ------     ------     ------     ------     -------      -------
    Income (loss) before income
      taxes                                    (33)        435        420        469        388        217        (236)        (242)
Income tax benefit                             434         100         --         --         --         --          --           --
                                           -------      ------     ------     ------     ------     ------     -------      -------
    Net income (loss)                      $   401      $  535     $  420     $  469     $  388     $  217     $  (236)     $  (242)
                                           =======      ======     ======     ======     ======     ======     =======      =======
    Net income (loss) per share:
       Basic                               $  0.06      $ 0.08     $ 0.07     $ 0.07     $ 0.06     $ 0.03     $ (0.06)     $ (0.07)
                                           =======      ======     ======     ======     ======     ======     =======      =======
       Fully diluted                       $  0.06      $ 0.08     $ 0.07     $ 0.07     $ 0.06     $ 0.03     $ (0.06)     $ (0.07)
                                           =======      ======     ======     ======     ======     ======     =======      =======

21. Subsequent Event

As of December 31, 2001, the Bank has established a reserve of $700,000, which is included in operating losses, for claims for refunds of credit card transactions processed by the Bank for a former merchant customer that encountered financial difficulties. This provision represents our current estimate of the potential charges that the Bank could incur for such refunds. We currently believe that the reserve will be adequate to cover the potential liability of the Bank. However, additional refund claims may arise in the future, the amount of which will depend on the outcome of efforts by the merchant to reorganize its operations in a Chapter 11 bankruptcy proceeding filed recently by that merchant. Additionally, there are unresolved issues regarding the liability of the Bank for those refunds should the merchant become unable to pay them. As a result, we may have to take additional charges to increase the reserves for additional refund claims that could be asserted against the Bank, the amounts of which cannot presently be predicted.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

      There were no changes in or disagreements with accountants during 2001.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

            Except for information regarding the Registrant's executive officers which is included in Part I of this Report, the information called for by Item 10 is incorporated herein by reference from the Company's definitive proxy statement which is scheduled to be filed with the Commission on or before April 30, 2002 for the Company's 2002 annual meeting of shareholders.

ITEM 11. EXECUTIVE COMPENSATION

            The information required by Item 11 is incorporated herein by reference from the Company's definitive proxy statement which is scheduled to be filed with the Commission on or before April 30, 2002 for the Company's 2002 annual meeting of shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

            The information required by Item 12 is incorporated herein by reference from the Company's definitive proxy statement which is scheduled to be filed with the Commission on or before April 30, 2002 for the Company's 2002 annual meeting of shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            The information required by Item 13 is incorporated herein by reference from the Company's definitive proxy statement which is scheduled to be filed with the Commission on or before April 30, 2002 for the Company's 2002 annual meeting of shareholders.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      The following documents are filed as part of this Form 10-K:

      (1)   Financial Statements:

            See Index to Consolidated Financial Statements in Item 8 on Page 27 of this Report.

      (2)   Financial Statement Schedules:

            All schedules are omitted as the information is not required, is not material or is otherwise furnished.

      (3)   Exhibits:

            See Index to Exhibits on Page E-1 of this Form 10-K.

      (4)   Reports on Form 8-K:

            No reports on Form 8-K were filed during the quarter ended December 31, 2001.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of March 2002.

                                       PACIFIC MERCANTILE BANCORP


                                       By:      /S/ RAYMOND E. DELLERBA
                                           -------------------------------------
                                                  Raymond E. Dellerba
                                           President and Chief Executive Officer

                                POWER OF ATTORNEY

     Each person whose signature appears below hereby authorizes Raymond E. Dellerba, John J. McCauley and Daniel L. Erickson, and each of them individually, as his or her attorney-in-fact, to sign in his or her behalf and in each capacity stated below, and to file, all amendments and/or supplements to this Annual Report on Form 10-K.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following officers and directors of the Registrant in the capacities indicated on March 29, 2002.

           Signature                                             Title
           ---------                                             -----
    /s/ RAYMOND E. DELLERBA                President, Chief Executive Officer and Director
-------------------------------------      Principal Executive Officer)
      Raymond E. Dellerba

     /s/ DANIEL L. ERICKSON                Executive Vice President and Chief Financial Officer
-------------------------------------      (Principal Financial and Accounting Officer)
       Daniel L. Erickson

      /s/ JOHN J. MCCAULEY                 Executive Vice President, Chief Operating Officer
-------------------------------------      and Director
        John J. McCauley

        /s/ GEORGE WELLS                   Chairman of the Board and Director
-------------------------------------
          George Wells

     /s/ RONALD W. CHRISLIP                Director
-------------------------------------
       Ronald W. Chrislip

    /s/ JULIA M. DIGIOVANNI                Director
-------------------------------------
      Julia M. DiGiovanni

      /s/ WARREN T. FINLEY                 Director
-------------------------------------
        Warren T. Finley

     /s/ JOHN THOMAS, M.D.                 Director
-------------------------------------
       John Thomas, M.D.

     /s/ ROBERT E. WILLIAMS                Director
-------------------------------------
       Robert E. Williams

                                  EXHIBIT INDEX

Exhibit
  No.
  ---

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

  10.11 UVEST Brokerage Services Agreement, dated April 1, 1999 between UVEST Financial Services Group, Inc. and Pacific Mercantile Bank*+

  10.12  Underwriter's Warrant Agreement with Paulson Investment Company**

  10.13 Commercial Office Building Lease dated February 26, 2001 between Metro Point 13580, Lot Three, a California limited partnership, and Pacific Mercantile Bank++

  21     Subsidiary of the Company

  23.1   Consent of Grant Thornton LLP, Independent Certified Public Accountants

  23.2   Consent of Arthur Andersen, LLP, Independent Certified Public
         Accountants

  24.1   Power of Attorney (contained on the signature page of Annual Report)+

----------
+ Incorporated by reference to the same numbered exhibit to the Company's Registration Statement on Form S-1 filed with the Commission on June 14, 2000.

** Incorporated by reference to the Exhibit 1.2 to the above referenced S-1 Registration Statement.

++ Incorporated by reference to the same numbered exhibit to the Company's Annual Report on Form 10K for the year ended December 31, 2000