Form 10-Q
period 2002-03-31
PACIFIC MERCANTILE BANCORP
filed 2002-05-15
CIK 1109546

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                 ------------

                                  FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                March 31, 2002
                              --------------------------------------------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from_______________to_________________________________

                         Commission file number 0-30777
                                               ---------

                           PACIFIC MERCANTILE BANCORP
           ------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

             California                                   33-0898238
 -------------------------------------------------------------------------------
     (State or other jurisdiction              (I.R.S. Employer Identification
   of incorporation or organization)                        Number)

   949 South Coast Drive, Suite 300,
        Costa Mesa, California                               92626
 -------------------------------------------------------------------------------
 (Address of principal executive offices)                  (Zip Code)

                                 (714) 438-2500
                             ----------------------
               (Registrant's telephone number, including area code)

                  -----------------------------------------------
                  (Former name, former address and former fiscal
                         year, if changed, since last year)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.
YES    X    NO        .
      --         -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             6,355,898 shares of Common Stock as of April 30, 2002

                           PACIFIC MERCANTILE BANCORP
                          QUARTERLY REPORT ON FORM 10Q
                                       FOR
                        THE QUARTER ENDED MARCH 31, 2002

                                TABLE OF CONTENTS

                                                                                                           Page No.
                                                                                                           --------
Part I.  Financial Information

         Item 1.  Financial Statements

                  Consolidated Statements of Financial Condition
                  March 31, 2002 and December 31, 2001....................................................    1

                  Consolidated Statements of Income
                  Three months ended March 31, 2002 and 2001..............................................    2

                  Consolidated Statements of Comprehensive Income
                  Three months ended March 31, 2002 and 2001..............................................    3

                  Consolidated Statements of Cash Flows
                  Three months and three months ended March 31, 2002 and 2001.............................    4

                  Notes to Consolidated Financial Statements..............................................    5

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations...    8

         Forward Looking Information and Uncertainties Regarding Future Financial Performance.............   18

         Item 3.  Market Risk.............................................................................   20

Part II. Other Information

         Item 6.  Exhibits and Reports on Form 8-K .......................................................   20

Signatures................................................................................................   S-1

                        PART I. -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    PACIFIC MERCANTILE BANCORP AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                       March 31,         December 31,
                                                                                          2002               2001
                                                                                 -------------------  -------------------
                                      ASSETS                                          (unaudited)
Cash and due from banks                                                            $   18,844,900       $  11,652,300
Federal funds sold                                                                     79,810,000          23,465,000
                                                                                    -------------       -------------
      Cash and cash equivalents                                                        98,654,900          35,117,300
Interest earning deposits with financial institutions                                   1,488,000           1,488,000
Securities available for sale, at fair value ($12,886,200
   and $11,845,900 pledged as collateral for repurchase
   agreements and debtor in possession accounts at                                     15,401,500          13,352,600
   March 31, 2002, and December 31, 2001, respectively)
Loans held for sale                                                                    38,605,800          63,696,600
Loans (net of allowances of $1,740,800 and $1,695,500, respectively)                  144,471,800         147,764,600
Accrued interest receivable                                                               861,700             943,500
Premises and equipment, net                                                             2,445,500           2,471,600
Other assets                                                                            1,662,400           1,599,800
                                                                                   --------------       -------------
     Total Assets                                                                  $  303,591,600       $ 266,434,000
                                                                                   ==============       =============
                      LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
      Noninterest bearing                                                          $   93,197,500       $  88,832,900
      Interest bearing                                                                157,169,300         122,629,000
                                                                                    -------------       -------------
              Total deposits                                                          250,366,800         211,461,900
Borrowings                                                                             13,912,700          16,273,900
Accrued interest payable                                                                  211,300             181,800
Other liabilities                                                                       2,298,100           1,838,300
                                                                                    -------------       -------------
              Total liabilities                                                       266,788,900         229,755,900
                                                                                    -------------       -------------
Commitments and contingencies (See Note 2)                                                     --                  --
Shareholders' Equity:
Preferred stock, no par value, 2,000,000 shares authorized; none issued                        --                  --
Common stock, no par value, 10,000,000 shares authorized, 6,355,898 and
  6,344,828 shares issued and outstanding at March 31, 2002 and December 31,           37,664,900          37,607,900
  2001, respectively
Accumulated deficit                                                                      (921,400)         (1,041,100)
Accumulated other comprehensive income                                                     59,200             111,300
                                                                                    -------------       -------------
              Total Shareholders' Equity                                               36,802,700          36,678,100
                                                                                    -------------       -------------
     Total Liabilities and Shareholders' Equity                                    $  303,591,600       $ 266,434,000
                                                                                   ==============       =============

   The accompanying notes are an integral part of these consolidated financial statements.

                   PACIFIC MERCANTILE BANCORP AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME

                                (Unaudited)

                                                                 Three Months Ended
                                                                     March 31,
                                                        -------------------------------------
                                                              2002               2001
                                                        ------------------ ------------------
Interest income:
  Loans, including fees                                  $  2,921,000         $  2,171,000
  Federal funds sold                                          256,400              595,700
  Securities available for sale                               163,700              142,600
  Interest earning deposits with financial institutions        13,000               18,100
                                                         ------------         ------------
         Total interest income                              3,354,100            2,927,400
Interest expense:
  Deposits                                                    926,800              978,800
  Borrowings                                                   51,600               37,000
                                                         ------------         ------------
         Total interest expense                               978,400            1,015,800

  Net interest income                                       2,375,700            1,911,600
Provision for loan losses                                      50,000              100,000
                                                         ------------         ------------
   Net interest income after provision for loan losses      2,325,700            1,811,600
Noninterest income                                          1,035,400              493,500
Noninterest expense                                         3,169,500            1,835,800
                                                         ------------         ------------
  Income before income taxes                                  191,600              469,300
Income tax expense                                             72,000                   --
                                                         ------------         ------------
         Net income                                      $    119,600         $    469,300
                                                         ============         ============

Income per share:

Basic                                                    $       0.02         $       0.07
                                                         ============         ============
Fully diluted                                            $       0.02         $       0.07
                                                         ============         ============

     The accompanying notes are an integral part of these consolidated financial statements.

                    PACIFIC MERCANTILE BANCORP AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                 (Unaudited)

                                                           Three Months Ended
                                                                March 31,
                                                      -------------------------------
                                                          2002             2001
                                                      --------------   -------------

Net income                                              $  119,600      $   469,300
Other comprehensive gain (loss), net of tax:
   Change in unrealized gain (loss) on securities
            available for sale, net of tax effect          (52,100)          16,600
                                                           -------       ----------
Total Comprehensive Income                              $   67,500      $   485,900
                                                        ==========      ===========

 The accompanying notes are an integral part of these consolidated financial statements.

                    PACIFIC MERCANTILE BANCORP AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                                                                            Three months ended
                                                                                                 March 31,
                                                                                    ------------------------------------
                                                                                          2002              2001
                                                                                    -----------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                            $     119,600     $     469,300
Adjustments to reconcile net income to net cash used in operating activities:
    Depreciation and amortization                                                           214,600           120,600
    Provision for loan losses                                                                50,000           100,000
    Net amortization (accretion) of premiums (discounts) on securities                       16,300           (33,700)
    Net gains on sales of loans held for sale                                              (235,000)         (171,000)
    Mark to market loans held for sale                                                      109,500                --
    Proceeds from sales of loans held for sale                                          148,414,000        48,842,200
    Originations and purchases of loans held for sale                                  (123,197,700)      (66,770,300)
    Net change in accrued interest receivable                                                81,800            11,700
    Net change in other assets                                                              (37,900)         (118,500)
    Net change in accrued interest payable                                                   29,500           (14,100)
    Net change in other liabilities                                                         459,800            12,100
                                                                                      -------------     -------------
         Net cash provided by (used in) operating activities                             26,024,500       (17,551,700)

CASH FLOWS FROM INVESTING ACTIVITIES
    Net (increase) decrease in interest earning deposits with financial
         institutions                                                                           --            197,000
    Proceeds from maturities of and principal payments received for securities
         available for sale                                                                 348,200         9,450,000
    Purchase of securities available for sale                                            (2,490,200)       (5,641,000)
    Net decrease (increase) in loans                                                      3,242,800        (1,731,100)
    Purchase of premises and equipment                                                     (188,500)          (57,900)
                                                                                      --------------    --------------
         Net cash provided by investing activities                                          912,300         2,217,000

CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase in deposits                                                            38,904,900        14,752,500
     Proceeds from exercise of stock options                                                 57,100                --
     Net (decrease) increase in borrowings                                               (2,361,200)        1,098,300
                                                                                      --------------    -------------
         Net cash provided by financing activities                                       36,600,800        15,850,800

Increase in cash and cash equivalents                                                    63,537,600           516,100
Cash and cash equivalents, beginning of period                                           35,117,300        47,588,300
                                                                                      -------------     -------------
Cash and cash equivalents, end of period                                              $  98,654,900      $  48,104,400
                                                                                      =============      =============

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
    Cash paid for interest on deposits and borrowings                                 $     948,900    $    1,029,900
    Cash paid for income taxes                                                        $     144,000     $      17,800

 The accompanying notes are an integral part of these consolidated financial statements.

                   PACIFIC MERCANTILE BANCORP AND SUBSIDIARY
                  Notes to Consolidated Financial Statements
                                 (Unaudited)

1.   NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

         Organization

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all footnotes as would be necessary for a fair presentation of financial position, results of operations, changes in cash flows and comprehensive income
(loss) in conformity with generally accepted accounting principles. However, these interim financial statements reflect all adjustments (consisting of normal recurring adjustments and accruals) which, in the opinion of the management, are necessary for a fair presentation of the results for the interim periods presented. These unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles on a basis consistent with prior periods, and should be read in conjunction with the Company's audited financial statements as of and for the year ended December 31, 2001 and the notes thereto included in the Company's Annual Report on Form 10-K filed under the Securities Exchange Act of 1934.

         The financial position at March 31, 2002, and the results of operations for the three month period ended March 31, 2002 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the full year ending December 31, 2002.

         The consolidated financial statements include the accounts of Pacific Mercantile Bancorp and its wholly owned subsidiary Pacific Mercantile Bank (which together shall be referred to as the "Company"). The Company is a bank holding company which was incorporated on January 7, 2000 in the State of California. Pacific Mercantile Bank (the "Bank") is a banking corporation which was formed on May 29, 1998, incorporated November 18, 1998 in the State of California and commenced operations on March 1, 1999. The Bank is chartered by the California Department of Financial Institutions (the "DFI") and is a member of the Federal Reserve Bank of San Francisco ("FRB"). In addition, its customers' deposit accounts are insured by the Federal Deposit Insurance Corporation ("FDIC") up to the maximum amount allowed by Federal Regulations.

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

         Use of Estimates

         The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, and contingencies at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Forward Looking Information and Uncertainties Regarding Future Financial Performance" included elsewhere in this Report.

         Loans

         At March 31, 2002, the Company had no nonaccrual, impaired, or restructured loans and had no loans with principal more than 90 days past due that were still accruing interest.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.-)

         Income Per Share

         Basic income per share for each of the periods presented was computed by dividing the net income by the weighted average number of shares of common stock outstanding during each such period. The weighted average numbers of shares used in the basic income per share computations for the three month periods ended March 31, 2002 and 2001 were 6,350,732 and 6,332,020, respectively. The weighted average numbers of shares used in the fully diluted income per share computations for the three months ended March 31, 2002 and 2001 were 6,617,173 and 6,486,857, respectively.

         Comprehensive Income

         Components of comprehensive income include non-ownership related revenues, expenses, gains, and losses that under generally accepted accounting principles are included in equity but excluded from net income.

         Hedged Items

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

         Effective January 1, 2001, the Company adopted the provisions of SFAS 133 by recognizing all derivative instruments on the balance sheet at fair value. At January 1, 2001, the adoption of SFAS No. 133 did not have a material impact on the financial statements. All derivative instruments entered into by the Bank prior to February 19, 2002 were non-designated derivative instruments. On February 19, 2002, the Bank's Board of Directors approved the "Mortgage Banking Risk Management Policy". This policy specifically implements the Bank's policy to designate interest rate lock commitments with investors as hedge instruments to hedge the mortgage loans upon funding. At March 31, 2002, approximately $33.1 million of loans held for sale were hedged.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.-)

2.   COMMITMENTS AND CONTINGENCIES

         In order to meet the financing needs of its customers in the normal course of business, the Company is party to financial instruments with off-balance sheet risk, which consist of commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements. At March 31, 2002, we were committed to fund certain loans amounting to approximately $88,432,000. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments. Commitments generally have fixed expiration dates; however, since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. We evaluate each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon an extension of credit, is based on management's credit evaluation of the customer. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, residential real estate and income-producing commercial properties.

         We are subject to legal actions normally associated with financial institutions. At March 31, 2002, we did not have any pending contingencies that would be material to the consolidated financial condition or results of operations of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Forward-Looking Information

         The following discussion contains information regarding operating trends and expectations regarding our future performance (which is referred to as "forward-looking information"). That information is subject to the uncertainties and risks described below in the Section of this Report entitled "Forward Looking Information and Uncertainties Regarding Future Financial Performance" and readers of this Report are urged to read that Section in its entirety.

         Background

         Substantially all of our operations are conducted by the Bank, which accounts for substantially all of our revenues and expenses. This information should be read in conjunction with the Company's quarterly unaudited consolidated financial statements, and the notes thereto, contained earlier in this Report.

         The principal determinant of a bank's income is net interest income, which is the difference between the interest that a bank earns on loans, investments and other interest earning assets, and its interest expense, which consists primarily of the interest it must pay to attract and retain deposits and the interest that it pays on its other interest bearing liabilities. A bank's interest income and interest expense are, in turn, affected by a number of factors, some of which are outside of its control, including the monetary policies of the Federal Reserve Board and national and local economic conditions, which affect interest rates and also the demand for loans and the ability of borrowers to meet their loan payment obligations.

         Recent Operating Results

         During 2001 the Federal Reserve Board adopted and implemented a monetary policy that was designed to reduce market rates of interest in an effort to stimulate the U.S. economy which was heading into recession. That policy has continued into 2002, as the hoped for economic recovery has been slow to develop. As a result, the prime rate of interest charged by most banks declined from 9.50% to 4.75% during 2001. During the quarter ended March 31, 2001 the prime rate of interest ranged from 9.5% to a low of 8.0%. By contrast, as a result of that monetary policy and economic conditions, by January 1, 2002 the prime rate of interest had declined to and throughout the quarter ended March 31, 2002 remained at, 4.75%. As a result, the net interest margin for the quarter ended March 31, 2002 was 3.65%, as compared to 4.79% during the same quarter of 2001.

         Despite the decline in our net interest margin for the quarter ended March 31, 2002, we still generated net interest income of $2,375,700, an increase of $464,100 or 24.3% over the net interest income generated in the same quarter of 2001. Additionally, non-interest income consisting largely of revenue from our mortgage loan operations increased by $541,900, or 110%, in the quarter ended March 31, 2002 as compared to the same quarter of 2001.

         However, these increases were substantially offset by a growth related increase in noninterest expense of $1,333,700, that was primarily attributable to the opening of two new financial centers in Costa Mesa and Beverly Hills and our new headquarters offices also located in Costa Mesa. As a result, for the quarter ended March 31, 2002, we earned $119,600, or $0.02 per share, as compared to net income of $469,300, or $0.07 per share, for the same period of 2001.

 Set forth below are key financial performance ratios for the periods indicated:

                                                      Three months ended
                                                          March 31,
                                               ---------------------------------
                                                     2002             2001
                                               ----------------- ---------------
Return on average assets /(1)/                          0.17%           1.11%
Return on average shareholders' equity /(1)/            1.30%           5.36%
Net interest margin /(2)/                               3.65%           4.79%
Basic and fully diluted income per share              $ 0.02         $  0.07
Weighted average shares outstanding - basic        6,350,732       6,332,020
Weighted average shares outstanding - diluted      6,617,173       6,486,857

------------
/(1)/  Annualized.
/(2)/ Net interest income expressed as a percentage of total average interest earning assets.

RESULTS OF OPERATIONS

         Net Interest Income

         We generated net interest income of $2,375,700 in the three months ended March 31, 2002 as compared to net interest income of $1,911,600 for the corresponding period of 2001. This increase in net interest income was largely attributable to an increase in interest income of $426,700 and a decrease of $37,400 in interest expense during the three months ended March 31, 2002. The increase in interest income was the result of an increase of approximately $77,243,000 in our average loans outstanding which more than offset the effect of declining interest rates on loans and other interest earning assets due to declining market rates of interest that resulted from the Federal Reserve Board's monetary policy and a general slowness in the economy.

         The decrease in interest expense for the quarter ended March 31, 2002 was due to declining market rates of interest, the effects of which on our interest expense were partially offset by an increase in our deposit base. Average interest bearing deposits outstanding during the three month period ended March 31, 2002 increased by approximately $44,028,000 as compared to the corresponding period of 2001.

         Our ratio of net interest income to average earning assets ("net interest margin") for the three months ended March 31, 2002 declined to 3.65% as compared to 4.79% for the corresponding period of 2001. These declines were primarily attributable to decreases in the average prime lending rate that occurred after March 31, 2001.

         As described below in the Subsection entitled "Asset/Liability Management," our balance sheet was shown to be in a positive gap position at March 31, 2002. This implies that our earnings would increase in the short-term if interest rates were to rise and would decline in the short-term if interest rates were to fall.

         Provision for Loan Losses

         Like virtually all banks and other financial institutions, we follow the practice of maintaining a reserve or allowance (the "Allowance") for possible losses on loans and leases that occur from time to time as an incidental part of the banking business. When it is determined that the payment in full of a loan has become unlikely, the carrying value of the loan is reduced to its realizable value. This reduction, which is referred to as a loan "charge-off" is charged against the Allowance. The amount of the Allowance is increased periodically to replenish the Allowance after it has been reduced due to loan charge-offs and to reflect changes in (i) the volume of outstanding loans, and (ii) the risk of potential losses due to a deterioration in the condition of borrowers or in the value of property securing non-performing loans or changes in economic conditions. See "Financial Condition-Allowance for Loan Losses" below in this Section of this Report. Increases in the Allowance are made through a charge, recorded as an expense in the statement of income, referred to as the "provision for loan losses." Recoveries of loans previously charged-off are added back to and, therefore, also have the effect of increasing, the Allowance.

         During the quarter ended March 31, 2002, we made a provision for loan losses of $50,000 as compared to $100,000 for the quarter ended March 31, 2001, in response to the growth in the volume of our outstanding loans. There was a $4,700 loan charge off during the quarter ended March 31, 2002, which represented .003% of average loans outstanding during the quarter excluding loans held for sale. At March 31, 2002, the Allowance for Loan Losses represented 1.2% of our gross loans excluding loans held for sale. See "Financial Condition - Allowance for Loan Losses" below.

         Although we employ economic models that are based on bank regulatory guidelines and industry standards to evaluate and determine the sufficiency of the Allowance and, thereby, also the amount of the provisions required to be made for potential loan losses, those determinations involve judgments or forecasts about future economic conditions and other events that are subject to a number of uncertainties, some of which are outside of our ability to control. See the discussion below under the caption "Forward Looking Information and Uncertainties Regarding Future Performance." In the event of unexpected subsequent events or changes in circumstances, it could become necessary in the future to incur additional charges in order to increase the Allowance, which would have the effect of reducing our income or even causing us to incur losses.

         Noninterest Income

         Noninterest income consists primarily of mortgage banking income (which includes loan origination and processing fees and yield spread premiums) and net gains on sales of loans held for sale, which are generated by our mortgage loan division. That division originates conforming and non-conforming, agency quality, residential first and home equity mortgage loans. As indicated in the table below, noninterest income increased by $541,900, or 110%, in the quarter ended March 31, 2002, as compared to the same quarter of 2001. That increase was primarily attributable to substantial increases in mortgage loan originations as a result of significant increases in the volume of mortgage loan refinancings prompted by declining market rates of interest.

                                                       Three Months Ended
                                                             March 31,
--------------------------------------------------------------------------------------
                                                  2002                   2001
                                                  ----                   ----
Mortgage banking                               $       608,900       $      185,300
Net gains on sales of loans held for sale              235,000              171,000
Service charges and fees                                52,200               53,700
Merchant income                                          6,600               53,100
Other                                                  132,700               30,400
--------------------------------------------------------------------------------------
     Total noninterest income                      $ 1,035,400            $ 493,500
======================================================================================

         Mortgage loan originations began to decline, however, in the quarter ended March 31, 2002, which indicates that volume of mortgage refinancings has begun to decline. If this trend continues, mortgage income during the balance of 2002 may be lower than in the corresponding periods of 2001.

         Noninterest Expense

         Total noninterest expense for the three months ended March 31, 2002 and 2001, was $3,169,500 as compared to $1,835,800 for the corresponding period of 2001. As indicated in the table below, salaries and employee benefits constitute the largest components of noninterest expense. The increase in noninterest expense in the first three months of 2002 was primarily attributable to increased staffing, occupancy and equipment costs in connection with the opening of two new banking centers, one in Costa Mesa and the other in Beverly Hills, California, and a new headquarters also in Costa Mesa. Loan-related expenses increased as a result of the increase in our mortgage banking operations described above. Also contributing to the increase in noninterest expense in the quarter ended March 31,2002 were higher levels of data processing, other professional fees, stationery and supplies, courier, telephone, and operating losses.

                                                     Three Months Ended
                                                          March 31,
                                         ---------------------------------------
                                                 2002                2001
                                         --------------------- -----------------
Salaries and employee benefits              $     1,626,000       $    944,700
Occupancy                                           396,300            164,700
Depreciation                                        214,600            120,600
Equipment                                            47,600             22,600
Data processing                                      85,900             70,200
Professional fees                                   155,800             97,400
Other loan related                                  124,100             24,400
Stationery and supplies                              70,900             44,000
Courier                                              70,500             38,900
Advertising, promotion, and development              26,000             90,800
Correspondent bank service charges                   41,400             31,700
Other operating expense /(1)/                       310,400            185,800
                                            ---------------       ------------
         Total noninterest expense          $     3,169,500       $  1,835,800
                                            ===============       ============

-----------
/(1)/ Other operating expense primarily consists of telephone expense, check charges for customers, and insurance expense.

         Noninterest expense as a percentage of the sum of net interest income and noninterest income (the "efficiency ratio") increased to 92.9% for the quarter ended March 31, 2002 from 76.3% for the corresponding period of 2001. This increase indicated that a proportionately greater amount of net revenue was required to provide for noninterest expenses. This increase, as indicated above, was primarily attributable to our addition of the two new financial centers, in Costa Mesa and Beverly Hills, respectively, which increased the number of our financial centers from three to five, and the relocation to Costa Mesa of our headquarter's offices, which took place after the first quarter of 2001.

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

         The table below sets forth information concerning our rate sensitive assets and rate sensitive liabilities as of March 31, 2002. The assets and liabilities are classified by the earlier of maturity or repricing date in accordance with their contractual terms. Certain shortcomings are inherent in the method of analysis presented in the following table. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees and at different times to changes in market interest rates. Rates on some assets and liabilities change in advance of changes in market rates of interest, while rates on other assets or liabilities may lag behind changes in market rates of interest. Also, loan prepayments and early withdrawals of certificates of deposit could cause the interest sensitivities to vary from those which appear in the table.

                                                           Over Three     Over One
                                                Three        Through        Year           Over          Non-
                                                Months        Twelve       Through         Five        Interest
                                               Or Less        Months      Five Years       Years        Bearing         Total
                                            -------------  ------------  ------------   ------------  ------------  -------------

Assets
------
Interest-bearing deposits in
     Other financial institutions           $     794,000  $    694,000  $         --  $         --  $         --  $   1,488,000
Securities available for sale                         --      1,492,800     7,735,400     4,662,200            --     13,890,400
Federal Reserve Bank and Federal Home Loan
      Bank stock                                       --            --            --     1,511,100            --      1,511,100
Federal Funds Sold                             79,810,000            --            --            --            --     79,810,000
Loans, gross                                  130,123,100    23,910,100    24,575,600     6,209,600            --    184,818,400
Non-interest earning assets                            --            --            --            --    22,073,700     22,073,700
                                            -------------  ------------  ------------  ------------  ------------  -------------
     Total assets                           $ 210,727,100  $ 26,096,900  $ 32,311,000  $ 12,382,900  $ 22,073,700  $ 303,591,600
                                            =============  ============  ============  ============  ============  =============

Liabilities and Stockholders' Equity:
------------------------------------
Noninterest-bearing deposits                $  68,109,000  $         --  $         --  $         --  $ 25,088,500  $  93,197,500
Interest-bearing deposits                     100,954,000    51,764,100     4,451,200            --            --    157,169,300
Other Borrowings                               13,912,700            --            --            --            --     13,912,700
Other liabilities                                      --            --            --            --     2,509,400      2,509,400
Stockholders' equity                                   --            --            --            --    36,802,700     36,802,700
                                            -------------  ------------  ------------  ------------  ------------  -------------
Total liabilities and Stockholders equity   $ 182,975,700  $ 51,764,100  $  4,451,200  $         --  $ 64,400,600  $ 303,591,600
                                            -------------  ------------  ------------  ------------  ------------  -------------
Interest rate sensitivity gap               $  27,751,400  $(25,667,200) $ 27,859,800  $ 12,382,900  $(42,326,900) $          --
                                            =============  ============  ============  ============  ============  =============
Cumulative interest rate Sensitivity gap    $  27,751,400  $  2,084,200  $ 29,944,000  $ 42,326,900  $         --  $          --
                                            =============  ============  ============  ============  ============  =============

Cumulative % of rate sensitive assets in
     maturity period                           69.41%         78.01%       88.65%        92.73%         100.00%
                                               ======         ======       ======        ======         =======

Rate sensitive assets to rate Sensitive         1.15           0.50         7.26          N/A             N/A
                                                ====           ====         ====          ===             ===
   liabilities

Cumulative ratio                                1.15           1.01         1.13          1.18            N/A
                                                ====           ====         ====          ====            ===

         At March 31, 2002, our rate sensitive balance sheet was shown to be in a positive gap position. This implies that our net interest margin would increase in the short-term if interest rates rise and would decline in the short-term if interest rates were to fall. However, as noted above, the extent to which our net interest margin will be impacted by changes in prevailing interests rates will depend on a number of factors, including how quickly rate sensitive assets and liabilities react to interest rate changes.

FINANCIAL CONDITION

         Assets

         Increases in deposits enabled us to increase our total assets to $303,591,600 at March 31, 2002 from $266,434,000 at December 31, 2001. This increase represented a 13.9% increase in total assets as compared to December 31, 2001. The additional funds were used primarily to sell federal funds to other banks.

         Loans Held for Sale

         Loans intended for sale in the secondary market totaled $38,605,800 at March 31, 2002, down from $63,696,600 at December 31, 2001. This decrease was attributable primarily to a decline during the quarter ended March 31, 2002 in outstanding loans originated by our mortgage banking division, which indicates that a slowing in the volume of mortgage refinancings has begun, as compared to 2001. Loans intended for sale are carried at the lower of cost or estimated fair value in the aggregate except for those that are designated as fair value hedges which are carried at fair value. There were approximately $33.1 million of loans held for sale designated as fair value hedges at March 31, 2002. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.

         Loans

         Loans outstanding at March 31, 2002 and December 31, 2001 (exclusive of loans held for sale) were made to customers in Southern California, the primary market areas being Orange and Los Angeles Counties. The greatest concentration of our loans are in real estate and commercial loans, which represented 55% and 37%, respectively, of the loan portfolio at March 31, 2002 and 46% and 45%, respectively, at December 31, 2001.

         The loan portfolio consisted of the following at March 31, 2002 and December 31, 2001:

                                             March 31,                      December 31,
                                               2002          Percent            2001          Percent
                                    ----------------------  ----------  -------------------  ----------
Real estate loans                        $   80,450,300       55.1%       $  68,447,200        45.8%
Commercial loans                             54,367,200       37.2%          66,842,400        44.8%
Construction loans                            5,846,900        4.0%           7,040,000         4.7%
Consumer loans                                5,408,600        3.7%           6,992,300         4.7%
                                         --------------     -------           ---------         ----
  Gross loans                               146,073,000      100.0%         149,321,900       100.0%
                                                             ======                           ======
  Deferred loan origination costs, net          139,600                         138,200
  Allowance for loan losses                  (1,740,800)                     (1,695,500)
                                         --------------                   -------------
         Loans, net                      $  144,471,800                   $ 147,764,600
                                         ==============                   =============

         Commercial loans are loans to businesses to finance capital purchases or improvements, or to provide cash flow for operations. Real estate loans are loans secured by trust deeds on real property, including commercial property and single family and multifamily residences. Construction loans are interim loans to finance specific projects. Consumer loans include installment loans to consumers.

         The following table sets forth the maturity distribution of the Bank's loan portfolio (excluding consumer loans) at March 31, 2002:

                                                  Over One
                                                    Year
                                One Year           Through          Over Five
                                 Or Less          Five Years           Years              Total
                                --------          ----------           -----              -----
Real estate loans
     Floating rate          $    6,092,200      $   4,036,500     $  63,802,200      $  73,930,900
     Fixed rate                  1,971,800          3,716,000           831,600          6,519,400
Commercial loans
     Floating rate              27,497,200         12,558,000         1,740,200         41,795,400
     Fixed rate                  6,426,500          4,686,200         1,459,100         12,571,800
Construction loans
     Floating rate               1,806,100            682,800                --          2,488,900
     Fixed rate                    579,300                 --         2,778,700          3,358,000
                            ---------------     --------------    --------------     --------------
             Total          $   44,373,100      $  25,679,500     $  70,611,800      $ 140,664,400
                            ===============     ==============    ==============     ==============

         Allowance for Loan Losses

         The allowance for loan losses at December 31, 2001 was $1,695,500, which represented 1.1% of outstanding loans at that date. At March 31, 2002, the allowance had been increased to $1,740,800 which represented 1.2% of outstanding loans at that date. The Bank carefully monitors changing economic conditions, the loan portfolio by category, borrowers' financial condition and the history of the portfolio in determining the adequacy of the allowance for loan losses. We are not currently aware of any information indicating that there will be material deterioration in our loan portfolio, and we believe that the allowance for loan losses at March 31, 2002 is adequate to provide for losses inherent in the portfolio. However, the allowance was established on the basis of estimates developed primarily from historical industry loan loss data because the Bank commenced operations in March 1999 and lacks any long-term historical data relating to the performance of loans in its loan portfolio. As a result, ultimate losses may vary from the estimates used to establish the allowance. As the volume of loans increases, additional provisions for loan losses will be required to maintain the allowance at adequate levels. Additionally, if economic conditions were to deteriorate, it would become necessary to increase the allowance by means of additional provisions for loan losses.

         We also measure and reserve for impairment on a loan by loan basis using either the present value of expected future cash flows discounted at the loan's effective interest rate, or the fair value of the collateral if the loan is collateral dependent. As of March 31, 2002, we had no loans classified as impaired. We exclude from our impairment calculations smaller, homogeneous loans such as consumer installment loans and lines of credit. Also, loans that experience insignificant payment delays or payment shortfalls are generally not considered impaired.

         A summary of the transactions in the allowance for loan losses for the three months ended March 31, 2002 and the year ended December 31, 2001 is as follows:

                                          March 31, 2002           December 31, 2001
                                     --------------------------------------------------
Balance, beginning of period               $  1,695,500              $   1,145,500
Provision for loan losses                        50,000                    550,000
Recoveries                                           --                         --
Amounts charged off                              (4,700)                        --
                                           -------------             -------------
Balance, end of period                     $  1,740,800              $   1,695,500
                                           ============              =============

          Nonperforming Assets

         There were no nonaccrual loans, restructured loans or loans which were considered impaired at March 31, 2002 or December 31, 2001.

         Deposits

         At March 31, 2002 deposits totaled $250,366,800, which included $50,374,300 of certificates of deposits of $100,000 or more. By comparison, at December 31, 2001, deposits totaled $211,461,900, which included $39,952,400 of certificates of deposit of $100,000 or more. Noninterest bearing demand deposits totaled $93,197,500 or 37.2% of total deposits at March 31, 2002. By comparison noninterest bearing demand deposits totaled $88,832,900, or 42.0% of total deposits, at December 31, 2001.

         Set forth below is maturity schedule of domestic time certificates of deposits outstanding at March 31, 2002:

                                            Certificates of Deposit     Certificates of Deposit of
            Maturities                          Under $100,000               $100,000 or more
--------------------------------------          --------------               ----------------
Three Months or Less                            $    4,550,200               $    17,031,200

Over Three and though Six Months                     6,374,900                    16,323,500

Over Six through Twelve Months                      13,052,100                    16,013,600

Over Twelve Months                                   3,445,200                     1,006,000
                                                --------------               ---------------
                                                $   27,422,400               $    50,374,300
                                                ==============               ===============

         Business Segment Reporting

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

Since the Company derives all of its revenues from interest and noninterest income and interest expense is its most significant expense, these two segments are reported below using net interest income (interest income less interest expense) and noninterest income (net gains on sales of loans held for sale and fee income) for the three months ended March 31, 2002 and 2001. The Company does not allocate general and administrative expenses or income taxes to the segments.

                                    Commercial         Mortgage            Other             Total
                                    ----------         --------            -----             -----
Net interest income:
2002                                 $1,296,400           $697,800           $381,500      $2,375,700
2001                                    938,600            253,600            719,400       1,911,600
Noninterest income:
2002                                    174,400            843,900             17,100       1,035,400
2001                                    133,300            356,300              3,900         493,500
Segment Assets:
2002                                145,217,500         38,856,100        119,518,000     303,591,600
2001                                 89,557,600         29,328,100         60,065,900     178,951,600

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

         Cash flow provided by financing activities, primarily representing increases in deposits, totaled $36,600,800 for the three months ended March 31, 2002. Cash flow provided by operating activities, primarily representing the net decrease in loans held for sale, totaled $26,024,500. Cash flow provided by investing activities, primarily representing decreases in loans offset by purchases of securities available for sale, totaled $912,300 for the three months ended March 31, 2002.

         At March 31, 2002, liquid assets, which included cash and due from banks, federal funds sold, interest earning deposits with financial institutions and unpledged securities available for sale (excluding Federal Reserve Bank stock and Federal Home Loan Bank stock) totaled $101,147,200 or 33% of total assets.

         Our primary uses of funds are loans and our primary sources of the funds that we use to make loans are deposits. Accordingly, the relationship between gross loans and total deposits provides a useful measure of our liquidity. Since repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loan to deposit ratio the less liquid are our assets. On the other hand, since we realize greater yields and higher interest income on loans than it does on investments, a lower loan to deposit ratio can adversely affect interest income and earnings. As a result, management's goal is to achieve a loan to deposit ratio that appropriately balances the requirements of liquidity and the need to generate a fair return on assets. At March 31, 2002, the ratio of loans to deposits (excluding loans held for sale) was 58.4%, compared to 70.7% at December 31, 2001.

         As of March 31, 2002, the Company had $8.9 million in securities sold under agreements to repurchase which are classified as secured borrowings and mature within one day from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. The Bank monitors the fair value of the underlying securities to ensure that sufficient collateral exists.

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

         The following is a summary of the major components of securities available for sale and a comparison of the amortized cost, estimated fair values and gross unrealized gains and losses as of March 31, 2002 and December 31, 2001:

                                                                           Gross            Gross           Estimated
                                                      Amortized         Unrealized        Unrealized           Fair
                March 31, 2002                           Cost              Gains           (Losses)           Value
------------------------------------------------   -----------------   --------------  ----------------- -----------------
Available-For-Sale:
    U.S. Treasury Securities                         $   1,493,300       $       --       $       500     $   1,492,800
    U.S. Agency Securities                           $   9,202,900           60,000                --         9,262,900
    Collateralized Mortgage Obligations                  3,093,900           41,800             1,000         3,134,700
                                                   -----------------   --------------  ----------------- -----------------
                                                        13,790,100          101,800             1,500        13,890,400
     Federal Reserve Bank Stock                            861,700               --                --           861,700
     Federal Home Loan Bank Stock                          649,400               --                --           649,400
                                                   -----------------   --------------  ----------------- -----------------
                     Total                           $  15,301,200        $  101,800       $    1,500      $ 15,401,500
                                                   =================   ==============  ================= =================

                                                                           Gross            Gross           Estimated
                                                      Amortized         Unrealized        Unrealized           Fair
               December 31, 2001                         Cost              Gains           (Losses)           Value
------------------------------------------------   -----------------   --------------  ----------------- -----------------
Available-For-Sale:
    U.S. Agency Securities                           $   8,206,500        $  133,900      $        --      $  8,340,400
    Collateralized Mortgage Obligations                  3,450,100            55,700              300         3,505,500
                                                   -----------------   --------------  ----------------- -----------------
                                                         11,656,600          189,600              300        11,845,900
    Federal Reserve Bank Stock                              861,700               --               --           861,700
    Federal Home Loan Bank Stock                            645,000               --               --           645,000
                                                   -----------------   --------------  ----------------- -----------------
                     Total                           $   13,163,300       $  189,600      $       300      $ 13,352,600
                                                   =================   ==============  ================= =================

         At March 31, 2002, we had U.S. Treasury securities, U.S. Government agency securities and collateralized mortgage obligations with a fair market value of $12,886,200 that were pledged to secure repurchase agreements and debtor in possession accounts.

         The amortized cost and estimated fair value of debt securities at March 31, 2002 by contractual maturities are shown in the following table. Expected maturities will differ from contractual maturities, particularly with respect to collateralized mortgage obligations, because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                    Maturing in
                                                     Over one year
                                       One year      Through five    Over five years
                                        Or less         Years       through ten years      Over ten year     Total
                                        -------         -----       -----------------      -------------     -----
Available for sale, amortized cost     $1,493,300       $7,689,700          $3,919,500          $687,600     $13,790,100
Available for sale, estimated fair     $1,492,800       $7,735,400          $3,971,100          $691,100     $13,890,400
value

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

         Quantitative measures established by regulation to ensure capital adequacy require the Company (on a consolidated basis) and the Bank to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes that, as of March 31, 2002, the Company (on a consolidated basis) and the Bank met all capital adequacy requirements to which they are subject.

         As of March 31, 2002, based on applicable capital regulations, the Company (on a consolidated basis) and the Bank are categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company and the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table which contains a comparison of the Company and Bank's capital and capital ratios at March 31, 2002 to the regulatory requirements applicable to them.

                                                                                           To be Well Capitalized
                                                                                                Under Prompt
                                                                      For Capital             Corrective Action
                                                Actual              Adequacy Purposes            Provisions
                                               -------              -----------------            -----------
                                           Amount      Ratio        Amount      Ratio        Amount       Ratio
                                           ------      -----        ------      -----        ------       -----
Total Capital to Risk Weighted
Assets:
         Bank                           $ 31,443,600   11.2%     $ 22,486,400  ****8.0%   $ 28,108,100   ****10.0%
         Company                          38,484,300   13.7%       22,505,500  ****8.0%     28,131,900   ****10.0%
Tier I Capital to Risk Weighted
Assets:
         Bank                             29,702,700   10.6%       11,243,200  ****4.0%     16,864,800   ****6.0%
         Company                          36,743,500   13.1%       11,252,800  ****4.0%     16,879,100   ****6.0%
Tier I Capital to Average Assets:
         Bank                             29,702,700   10.6%       11,234,600  ****4.0%     14,043,300   ****5.0%
         Company                          36,743,500   13.1%       11,246,500  ****4.0%     14,058,100   ****5.0%

         The Company intends to retain earnings to support future growth and, therefore, does not intend to pay dividends for at least the foreseeable future. In addition, the Bank had agreed with the FDIC to maintain a Tier 1 Capital to Average Assets ratio of at least eight percent until February 28, 2002.

FORWARD LOOKING INFORMATION AND UNCERTAINTIES REGARDING FUTURE FINANCIAL PERFORMANCE

         This Report, including Management's Discussion and Analysis of Financial Condition and Results of Operations above, contains "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are estimates of, or statements about our expectations or beliefs regarding, our future financial performance or anticipated future financial condition that are based on current information. Those estimates and expectations and beliefs, however, are subject to a number of risks and uncertainties that could cause our actual operating results in the future to differ significantly from those expected at the current time. Those risks and uncertainties include, although they are not limited to, the following:

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

         Possible Adverse Changes in National Economic Conditions and FRB Monetary Policies. Changes in national economic conditions, such as increases in inflation or declines in economic output often prompt changes in Federal Reserve Board monetary policies that could reduce interest income or increase the cost of funds to us, either of which could result in reduced earnings. During the past year there has been a slowing in economic growth nationally, the continued duration of which is difficult to predict at this time. The Federal Reserve Board has recently reduced interest rates to stimulate the economy that has resulted in a reduction in our net interest margin. How much longer the Federal Reserve Board will continue to keep interest rates low is difficult to predict and if interest rates remain low, it will be more difficult to increase income in future periods. Additionally, uncertainties remain as to whether the national economy will strengthen and there is the risk that political unrest in the Middle East could lead to increases in energy prices that could adversely affect the economy and, therefore, the demand for loans and the financial strength of borrowers.

         Changes in Regulatory Policies. Changes in federal and state bank regulatory policies, such as increases in capital requirements or in loan loss reserve or asset/liability ratio requirements, could adversely affect earnings by reducing yields on earning assets or increasing operating costs.

         Effects of Growth. It is our intention to take advantage of opportunities to increase our business, either through acquisitions of other banks or the establishment of new banking offices. Additional growth will cause increases in noninterest expense that could adversely affect our operating results, which is what occurred in the first quarter of the current year as a result of our opening two new banking offices in the second half of 2001.

         Potential Credit Card Refund Claims. In the fourth quarter of 2001 we established a reserve of $700,000 for claims for refunds of credit card charges collected by the Bank for a former merchant customer that encountered financial difficulties during that quarter and subsequently filed for bankruptcy protection while seeking to reorganize. We currently believe that the reserve, which was created by charges to income recorded in the fourth quarter of 2001, will be adequate to cover potential liability the Bank may have to refund those credit card charges. However, additional refund claims may arise in the future, the amount of which will depend on the outcome of efforts by the merchant to reorganize its operations. Additionally, there are unresolved issues regarding the liability of the Bank for those refunds should the merchant become unable to pay them. As a result, we may have to take additional charges to increase the reserves for additional refund claims that could be asserted against the Bank during fiscal 2002, which would have the effect of reducing our earnings, possibly significantly.

         Other risks and uncertainties that could affect our financial performance or financial condition in the future are described in the Section entitled "Risk Factors" in the Prospectus dated June 14, 2000, included in our S-1 Registration Statement filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended, and our Annual Report on Form 10-K for the fiscal year ended December 31, 2001 filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. Readers of this Report are urged to review the discussion of those risks as well contained in that Prospectus and that Annual Report.

         Due to these and other possible uncertainties and risks, readers are cautioned not to place undue reliance on the forward-looking statements contained in this Report, which speak only as of the date of this Quarterly Report, or to make predictions based solely on historical financial performance. We also disclaim any obligation to update forward-looking statements contained in this Report, in our Prospectus or in our Annual Report, whether as a result of new information, future events or otherwise.

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

                                    PACIFIC MERCANTILE BANCORP


DATE:   May 15, 2002                By:  /s/  Nancy A. Gray
                                         ------------------
                                         Nancy A. Gray, Executive Vice President
                                         and Chief Financial Officer