Form 10-Q
period 2002-06-30
PACIFIC MERCANTILE BANCORP
filed 2002-08-14
CIK 1109546

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ---------------

                                    FORM 10-Q
                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          June 30, 2002
                               -------------------------------------------------

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______________to_________________________________


                         Commission file number 0-30777

                           PACIFIC MERCANTILE BANCORP
                           ---------------------------
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

                  --------------------------------------------
                 (Former name, former address and former fiscal
                       year, if changed, since last year)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.

YES [X]  NO [_].

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              6,399,888 shares of Common Stock as of August 5, 2002

                           PACIFIC MERCANTILE BANCORP
                          QUARTERLY REPORT ON FORM 10Q
                                       FOR
                         THE QUARTER ENDED JUNE 30, 2002

                                TABLE OF CONTENTS


                                                                                                                            Page No.
                                                                                                                            --------
Part I            Financial Information

         Item 1.  Financial Statements ...................................................................................         3

                  Consolidated Statements of Financial Condition
                  June 30, 2002 and December 31, 2001 ....................................................................         3

                  Consolidated Statements of Operations
                  Three months and six months ended June 30, 2002 and 2001 ...............................................         4

                  Consolidated Statements of Comprehensive Income (Loss)
                  Three months and six months ended June 30, 2002 and 2001 ...............................................         5

                  Consolidated Statements of Cash Flows
                  Six months ended June 30, 2002 and 2001 ................................................................         6

                  Notes to Consolidated Financial Statements .............................................................         7

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations ..................        10

         Forward Looking Information and Uncertainties Regarding Future Financial Performance ............................        20

         Item 3  Market Risk .............................................................................................        21

Part II. Other Information ...............................................................................................        21

         Item 4  Submission of Matters to a Vote of Security Holders .....................................................        21

         Item 6  Exhibits and Reports on Form 8-K ........................................................................        22

Signatures ...............................................................................................................       S-1

Exhibit Index ............................................................................................................       E-1

Exhibit 99.1    Certification of Chief Executive Officer ..................pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99.2    Certification of Chief Financial Officer ..................pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                        PART I. -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                                                          June 30,   December 31,
                                                                                                            2002         2001
                                                                                                      -------------  --------------
                                                ASSETS                                                   (unaudited)
Cash and due from banks ...........................................................................    $ 19,566,000    $ 11,652,300
Federal funds sold ................................................................................      35,850,000      23,465,000
                                                                                                       ------------    ------------
         Cash and cash equivalents ................................................................      55,416,000      35,117,300
Interest earning deposits with financial institutions .............................................       1,686,000       1,488,000
Securities available for sale, at fair value ($9,522,400 and $11,845,900 pledged as collateral for repurchase agreements and debtor in possession accounts at June 30, 2002, and December 31,
     2001, respectively) ..........................................................................      83,723,700      13,352,600
Loans held for sale ...............................................................................      21,202,800      63,696,600
Loans (net of allowances of $1,895,800 and $1,695,500, respectively) ..............................     177,035,000     147,764,600
Accrued interest receivable .......................................................................       1,268,700         943,500
Premises and equipment, net .......................................................................       2,765,700       2,471,600
Other assets ......................................................................................       2,108,900       1,599,800
                                                                                                       ------------    ------------
         Total Assets .............................................................................    $345,206,800    $266,434,000
                                                                                                       ============    ============


LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
         Noninterest bearing ......................................................................    $105,681,500    $ 88,832,900
         Interest bearing .........................................................................     168,100,300     122,629,000
                                                                                                       ------------    ------------
Total deposits ....................................................................................     273,781,800     211,461,900
Borrowings ........................................................................................      23,022,600      16,273,900
Accrued interest payable ..........................................................................         256,200         181,800
Other liabilities .................................................................................       6,399,900       1,838,300
                                                                                                       ------------    ------------
Total liabilities .................................................................................     303,460,500     229,755,900
                                                                                                       ------------    ------------

Commitments and contingencies (See Note 2) ........................................................            --              --

Trust preferred securities (See Note 3) ...........................................................       5,000,000            --


Shareholders' Equity:
Preferred stock, no par value, 2,000,000 shares authorized; none issued ...........................            --              --
Common stock, no par value, 10,000,000 shares authorized, 6,393,888 and
     6,344,828 shares issued and outstanding at June 30, 2002 and December 31, 2001,
     respectively .................................................................................      37,838,300      37,607,900
Accumulated deficit ...............................................................................      (1,084,000)     (1,041,100)
Accumulated other comprehensive income (loss) .....................................................          (8,000)        111,300
                                                                                                       ------------    ------------
         Total Shareholders' Equity ...............................................................      36,746,300      36,678,100
                                                                                                       ------------    ------------
     Total Liabilities and Shareholders' Equity ...................................................    $345,206,800    $266,434,000
                                                                                                       ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

                   PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                                  Three Months Ended           Six Months Ended
                                                                       June 30,                     June 30,
                                                             --------------------------   --------------------------
                                                                 2002          2001          2002            2001
                                                             -----------    -----------   -----------    -----------
Interest income:
     Loans, including fees                                   $ 2,883,100    $ 2,323,000   $ 5,804,100    $ 4,494,000
     Federal funds sold                                          338,600        372,200       595,000        967,900
     Securities available for sale                               301,800        115,300       465,500        257,900
     Interest earning deposits with financial institutions        14,200         14,600        27,200         32,700
                                                             -----------    -----------   -----------    -----------
           Total interest income                               3,537,700      2,825,100     6,891,800      5,752,500
Interest expense:
     Deposits                                                  1,006,000        848,500     1,932,800      1,827,300
     Borrowings                                                   72,200         35,100       123,800         72,100
                                                             -----------    -----------   -----------    -----------
         Total interest expense                                1,078,200        883,600     2,056,600      1,899,400

     Net interest income                                       2,459,500      1,941,500     4,835,200      3,853,100
Provision for loan losses                                        155,000        100,000       205,000        200,000
                                                             -----------    -----------   -----------    -----------
     Net interest income after provision for loan losses       2,304,500      1,841,500     4,630,200      3,653,100
Noninterest income                                             1,070,100        770,500     2,105,500      1,264,000
Noninterest expense                                            3,636,800      2,191,800     6,806,300      4,027,600
                                                             -----------    -----------   -----------    -----------
     (Loss) income before income taxes                          (262,200)       420,200       (70,600)       889,500
Income tax (benefit) expense                                     (99,700)          --         (27,700)          --
                                                             -----------    -----------   -----------    -----------

         Net (loss) income                                   $  (162,500)   $   420,200   $   (42,900)   $   889,500
                                                             ===========    ===========   ===========    ===========
(Loss) income per share:

Basic                                                        $     (0.03)   $      0.07   $     (0.01)   $      0.14
                                                             ===========    ===========   ===========    ===========
Fully diluted                                                $     (0.03)   $      0.07   $     (0.01)   $      0.14
                                                             ===========    ===========   ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.

                   PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

                                   (Unaudited)


                                                       Three Months Ended        Six Months Ended
                                                             June 30,                June 30,
                                                      ---------------------    ---------------------
                                                         2002        2001         2002        2001
                                                      ---------    --------    ---------    --------
Net (loss) income                                     $(162,500)   $420,200    $ (42,900)   $889,500
Other comprehensive (loss) gain, net of tax:
     Change in unrealized (loss) gain on securities
              available for sale, net of tax effect     (67,200)    (10,600)    (119,300)      6,000
                                                      ---------    --------    ---------    --------
Total comprehensive (loss) income                     $(229,700)   $409,600    $(162,200)   $895,500
                                                      =========    ========    =========    ========


The accompanying notes are an integral part of these consolidated financial statements.

                   PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                                Six months ended
                                                                                                    June 30,
                                                                                        ------------------------------
                                                                                             2002             2001
                                                                                             ----             ----

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                                       $     (42,900)   $     889,500
Adjustments to reconcile net income (loss)  to net cash used in operating activities:
     Depreciation and amortization                                                            453,100          256,300
     Provision for loan losses                                                                205,000          200,000
     Net amortization (accretion) of premiums (discounts) on securities                        47,700         (106,500)
     Net gains on sales of loans held for sale                                               (704,000)        (375,600)
     Mark to market loans held for sale                                                       (74,800)          14,600
     Proceeds from sales of loans held for sale                                           252,598,000      135,494,500
     Originations and purchases of loans held for sale                                   (209,325,400)    (150,268,700)
     Net change in accrued interest receivable                                               (325,200)          11,100
     Net change in other assets                                                              (831,200)        (363,100)
     Net change in accrued interest payable                                                    74,400            5,200
     Net change in other liabilities                                                        4,561,600          174,600
                                                                                        -------------    -------------
           Net cash provided by (used in) operating activities                             46,636,300      (14,068,100)

CASH FLOWS FROM INVESTING ACTIVITIES
     Net increase in interest earning deposits with financial
           Institutions                                                                      (198,000)        (298,000)
     Proceeds from maturities of and principal payments received for securities
           available for sale                                                                 655,100       14,700,000
     Purchase of securities available for sale                                            (70,871,100)     (10,984,600)
     Net increase in loans                                                                (29,475,400)     (15,367,500)
     Purchase of premises and equipment                                                      (747,200)        (549,100)
                                                                                        -------------    -------------
           Net cash used in investing activities                                         (100,636,600)     (12,499,200)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase in deposits                                                              62,319,900       23,208,800
     Proceeds from exercise of stock options                                                  230,400             --
     Proceeds from investment in trust preferred securities                                 5,000,000             --
     Net increase in borrowings                                                             6,748,700        3,025,300
                                                                                        -------------    -------------
           Net cash provided by financing activities                                       74,299,000       26,234,100
                                                                                        -------------    -------------

Increase (decrease) in cash and cash equivalents                                           20,298,700         (333,200)
Cash and cash equivalents, beginning of period                                             35,117,300       47,588,300
                                                                                        -------------    -------------
Cash and cash equivalents, end of period                                                $  55,416,000    $  47,255,100
                                                                                        =============    =============


SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
           Cash paid for interest on deposits and borrowings                            $   1,981,800    $   1,894,200
           Cash paid for income taxes                                                   $     144,000    $      27,800


The accompanying notes are an integral part of these consolidated financial statements.

                   PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1.   Nature of Business and Significant Accounting Policies

          Organization

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all footnotes as would be necessary for a fair presentation of financial position, results of operations, changes in cash flows and comprehensive income (loss) in conformity with generally accepted accounting principles. However, these interim financial statements reflect all adjustments (consisting of normal recurring adjustments and accruals) which, in the opinion of the management, are necessary for a fair presentation of the results for the interim periods presented. These unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles on a basis consistent with prior periods, and should be read in conjunction with the Company's audited financial statements as of and for the year ended December 31, 2001 and the notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934.

     The financial position at June 30, 2002, and the results of operations for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the full year ending December 31, 2002.

     The consolidated financial statements include the accounts of Pacific Mercantile Bancorp and its wholly owned subsidiaries Pacific Mercantile Bank, PMB Securities Corporation, and Pacific Mercantile Capital Trust I (which together shall be referred to as the "Company"). The Company is a bank holding company, which was incorporated on January 7, 2000 in the State of California. Pacific Mercantile Bank (the "Bank") is a banking corporation which was formed on May 29, 1998, incorporated November 18, 1998 in the State of California and commenced operations on March 1, 1999. The Bank is chartered by the California Department of Financial Institutions (the "DFI") and is a member of the Federal Reserve Bank of San Francisco ("FRB"). In addition, the Bank's customers' deposit accounts are insured by the Federal Deposit Insurance Corporation ("FDIC") up to the maximum amount allowed by Federal Regulations.

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

     In June 2002, Pacific Mercantile Capital Trust I, a Delaware trust, was organized to facilitate the sale of $5,000,000 of trust preferred securities to an institutional investor in a private placement.

     In June 2002, PMB Securities Corp., a wholly owned subsidiary of the Company, commenced operations. PMB Securities Corp. is a securities broker-dealer engaged in the retail securities brokerage business that is registered with the Securities and Exchange Commission and is a member firm of the National Association of Securities Dealers, Inc.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.-)

     Loans

     At June 30, 2002, the Company had $81,000 in nonaccrual loans and had $90,000 in loans delinquent 90 days or more with principal that were still accruing interest. There were no impaired or restructured loans as of June 30, 2002.

    (Loss) Income Per Share

     Basic (loss) income per share for each of the periods presented was computed by dividing the net (loss) income by the weighted average number of shares of common stock outstanding during each such period. The weighted average number of shares used in the basic (loss) income per share computations for the six months ended June 30, 2002 and 2001 were 6,356,022 and 6,332,020, respectively. The weighted average numbers of shares used in the basic (loss) income per share computations for the three month periods ended June 30, 2002 and 2001 were 6,361,255 and 6,332,020, respectively. The weighted average numbers of shares used in the fully diluted income per share computations for the three and six months ended June 30, 2001 were 6,475,695 and 6,481,003, respectively. The Company's common stock equivalents are anti-dilutive for both the three months and the six months ended June 2002 and are therefore not included in the loss per share calculations in those periods.

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

     Effective January 1, 2001, the Company adopted the provisions of SFAS 133 by recognizing all derivative instruments on the balance sheet at fair value. At January 1, 2001, the adoption of SFAS No. 133 did not have a material impact on the financial statements. All derivative instruments entered into by the Bank prior to February 19, 2002 were non-designated derivative instruments. On February 19, 2002, the Bank's Board of Directors approved the "Mortgage Banking Risk Management Policy". This policy specifically implements the Bank's policy to designate interest rate lock commitments with investors as hedge instruments to hedge the mortgage loans upon funding. At June 30, 2002, approximately $21.2 million of loans held for sale were hedged.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.-)

2.   Commitments and Contingencies

     In order to meet the financing needs of its customers in the normal course of business, the Company is party to financial instruments with off-balance sheet risk, which consist of commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements. At June 30, 2002, we were committed to fund certain loans amounting to approximately $119,590,800. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments. Commitments generally have fixed expiration dates; however, since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. We evaluate each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon an extension of credit, is based on management's credit evaluation of the customer. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, residential real estate and income-producing commercial properties.

     We are subject to legal actions normally associated with financial institutions. At June 30, 2002, we did not have any pending legal actions that would be material to the consolidated financial condition or results of operations of the Company.

3.   Trust Preferred Securities

     In June 2002, the Company's newly formed wholly owned subsidiary, Pacific Mercantile Capital Trust I, a Delaware trust, sold $5,000,000 of trust preferred securities to an institutional investor in a private placement. These securities mature in 30 years, are redeemable at the Company's option beginning after 5 years, and require quarterly distributions, initially at a rate of 5.65%, which will reset quarterly at the three month LIBOR rate plus 3.75%. The trust preferred securities are subordinated to other borrowings that may be obtained by the Company in the future. The securities also qualify as tier one capital for regulatory purposes.

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

     Recent Operating Results

     During 2001 the Federal Reserve Board adopted and implemented a monetary policy that was designed to reduce market rates of interest in an effort to stimulate the U.S. economy, which was heading into recession. That policy has continued into 2002, as the hoped for economic recovery has been slow to develop. As a result of that policy, during the six months ended June 30, 2001 the prime rate of interest charged by most banks declined from 9.50% to a low of 6.75%; and by January 1, 2002 the prime rate of interest had declined further, to 4.75% where it has remained throughout the six months ended June 30, 2002. As a result, our net interest margin for the three and six month periods ended June 30, 2002 was 3.40% and 3.53%, respectively, as compared to 4.56% and 4.67%, respectively, during the same three and six month periods of 2001.

     Despite those declines in our net interest margin, we generated net interest income of $2,459,500 and $4,835,200, respectively, in the three and six month periods ended June 30, 2002, which represented increases of $518,000 or 26.7% and $982,100 or 25.5%, respectively, over the net interest income generated in the same periods of 2001. Additionally, noninterest income, consisting largely of revenue from our mortgage loan operations, increased by $299,600, or 38.9%, in the quarter ended June 30, 2002 as compared to the same quarter of 2001 and by $841,500 or 66.6%, for the six months ended June 30, 2002 as compared to the same period in 2001.

     However, these increases in revenues were more than offset by growth related increases in noninterest expense of $1,445,000 for the quarter ended June 30, 2002 as compared to the same quarter in 2001. This increase in noninterest expense was primarily due to the opening of the Bank's sixth full-service financial center in La Jolla, and a Loan Production Office in North Orange County in the second quarter of 2002, coupled with start-up costs of approximately $82,000 associated with the launch of a new securities brokerage subsidiary, PMB Securities Corp., which commenced business operations in June, 2002. As a result, for the quarter ended June 30, 2002, the Company incurred a net loss of $162,500, or $0.03 per share, as compared to net income of $420,200, or $0.07 per share, for the same quarter of 2001. Noninterest expense for the six months ended June 30, 2002, increased $2,778,700 as compared to the same period in 2001. This increase was due to the aforementioned growth-related expenses and also to the opening of two new financial centers in Costa Mesa, and Beverly Hills, California that occurred in the second and third quarters of 2001. As a result, for the six months ended June 30, 2002, the Company incurred a net loss of $42,900, or $0.01 per share, as compared to net income of $889,500, or $0.14 per share, for the same period of 2001.

Set forth below are key financial performance ratios for the periods indicated:

                                                              Three months ended              Six months ended
                                                                   June 30,                       June 30,
                                                                   --------                       --------

                                                              2002           2001           2002            2001
                                                              ----           ----           ----            ----

Return on average assets /(1)/.............................     (0.21)%         0.94%         (0.03)%          1.02%
Return on average shareholders' equity /(1)/...............     (1.78)%         4.74%         (0.24)%          5.05%
Net interest margin /(2)/..................................      3.40%          4.56%          3.53 %          4.67%
Basic and fully diluted income(loss)  per share/(3)/.......   $ (0.03)         $0.07        $ (0.01)          $0.14
Weighted average shares outstanding - basic................ 6,361,255      6,332,020      6,356,022       6,332,020
Weighted average shares outstanding - diluted/(3)/......... 6,361,255      6,475,695      6,356,022       6,481,003

-----------
/(1)/ Annualized.
/(2)/ Net interest income expressed as a percentage of total average interest earning assets.
/(3)/ Basic weighted average shares outstanding is used for both basic and fully diluted loss per share in 2002 since both the three and six months ended results reflect a net loss.

RESULTS OF OPERATIONS

     Net Interest Income

     We generated net interest income of $2,459,500 and $4,835,200, respectively, in the three and six months ended June 30, 2002 as compared to $1,941,500 and $3,853,100, respectively, for the corresponding periods of 2001. These increases in net interest income were largely attributable to increases in interest income of $712,600 and $1,139,300, respectively, in the three and six months ended June 30, 2002, which more than offset increases in our interest expense of $194,600 and $157,200, respectively, in those same periods. The increases in interest income were primarily attributable to increases of approximately $52,028,800 and $64,566,200 in our average loans outstanding for the three and six months ended June 30, 2002, respectively, which more than offset the effect of declining interest rates on loans and other interest earning assets due to declining market rates of interest that resulted from the Federal Reserve Board's monetary policy and a general slowness in the economy.

     The increases in interest expense for the three and the six months ended June 30, 2002 were due primarily to increases in the volume of our interest bearing deposits, which more than offset the effect on interest expense of declining market rates of interest. Average interest bearing deposits outstanding during the three and six month periods ended June 30, 2002 increased by approximately $72,300,100 and $65,381,600, respectively, as compared to the corresponding periods of 2001. In addition, other borrowings increased by $7,575,100 and $7,411,600, respectively, during the three and six months ended June 30, 2002, as compared to the same periods in 2001.

     Our ratio of net interest income to average earning assets ("net interest margin") for the three and six month periods ended June 30, 2002 declined to 3.40% and 3.53%, respectively, from 4.56% and 4.67% in the same respective periods of 2001. These declines were primarily attributable to decreases in the average prime lending rate that occurred subsequent to June 30, 2001 along with percentage increases of 7% and 3% in federal funds sold to average earning assets for the three and six month periods ended June 30, 2002, as compared to the corresponding periods in 2001.

     As described below in the Subsection entitled "Asset/Liability Management," our balance sheet was shown to be in a negative gap position at June 30, 2002. This implies that our earnings would decrease in the short-term if interest rates were to rise and would increase in the short-term if interest rates were to fall.

     Provision for Loan Losses

     Like virtually all banks and other financial institutions, we follow the practice of maintaining a reserve or allowance (the "Allowance") for possible losses on loans and leases that occur from time to time as an incidental part of the banking business. When it is determined that the payment in full of a loan has become unlikely, the carrying value of the loan is reduced to its realizable value. This reduction, which is referred to as a loan "charge-off" is charged against the Allowance. The amount of the Allowance is increased periodically to replenish the Allowance after it has been reduced due to loan charge-offs and to reflect changes in (i) the volume of outstanding loans, and (ii) the risk of potential losses due to a deterioration in the condition of borrowers or in the value of property securing non-performing loans or changes in economic conditions. See "Financial Condition-Allowance for Loan Losses" below in this Section of this Report. Increases in the Allowance are made through a charge, recorded as an expense in the statement of income, referred to as the "provision for loan losses." Recoveries of loans previously charged-off are added back to and, therefore, have the effect of increasing, the Allowance.

     During the quarter ended June 30, 2002, we made a provision for loan losses of $155,000 as compared to $100,000 for the quarter ended June 30, 2001, in response to the growth in the volume of our outstanding loans. There were no charge offs of loans during the quarter ended June 30, 2002. For the six months ended June 30, 2002 there was a $4,700 loan charge off. At June 30, 2002, the Allowance for Loan Losses represented 1.1% of our gross loans excluding loans held for sale. See "Financial Condition - Allowance for Loan Losses" below.

     Although we employ economic models that are based on bank regulatory guidelines and industry standards to evaluate and determine the sufficiency of the Allowance and, thereby, the amount of the provisions required to be made for potential loan losses, those determinations involve judgments or forecasts about future economic conditions and other events that are subject to a number of uncertainties, some of which are outside of our ability to control. See the discussion below under the caption "Forward Looking Information and Uncertainties Regarding Future Performance." In the event of unexpected subsequent events or changes in circumstances, it could become necessary in the future to incur additional charges in order to increase the Allowance, which would have the effect of reducing our income or even causing us to incur losses.

     Noninterest Income

     Noninterest income consists primarily of mortgage banking income (which includes loan origination and processing fees and yield spread premiums) and net gains on sales of loans held for sale, which are generated by our mortgage loan division. That division originates conforming and non-conforming, agency quality, residential first and home equity mortgage loans. As indicated in the table below, noninterest income increased by $299,600, or 39%, and by $841,500, or 66.6%, respectively in the three and six months ended June 30, 2002, as compared to the same respective periods of 2001. Those increases were primarily attributable to substantial increases in mortgage loan originations as a result of significant increases in the volume of mortgage loan refinancings prompted by declining market rates of interest.


                                                           Three Months Ended        Six Months Ended
                                                                 June 30,                 June 30,
                                                            2002         2001         2002         2001
---------------------------------------------------------------------------------------------------------

Mortgage banking ...................................    $  444,400     $377,500   $1,053,300   $  562,800
Net gains on sales of loans held for sale ..........       469,000      204,600      704,000      375,600
Automated clearing house  and wire transfer income..        99,000       24,600      195,200       35,200
Service charges and fees ...........................        35,800       58,900       88,000      112,600
Merchant income ....................................         5,600       71,400       12,200      124,500
Other ..............................................        16,300       33,500       52,800       53,300
---------------------------------------------------------------------------------------------------------
Total noninterest income ...........................    $1,070,100     $770,500   $2,105,500   $1,264,000
=========================================================================================================

     Noninterest Expense

     Total noninterest expense for the three and six month periods ended June 30, 2002, were $3,636,800 and $6,806,300, respectively, as compared to $2,191,800 and $4,027,600 for the corresponding periods of 2001. As indicated in the table below, salaries and employee benefits constitute the largest components of noninterest expense. The increase in noninterest expense in the second quarter of 2002 was primarily attributable to increased staffing, occupancy and equipment costs incurred in connection with the opening by the Bank of a new financial center in La Jolla, California and a new loan production office, and the commencement of operations of a new securities brokerage subsidiary of the Company. The increase in noninterest expense for the six months ended June

30, 2002 as compared to the same period for 2001, was primarily attributable to the growth mentioned above, as well as the opening of two new financial centers in Costa Mesa and Beverly Hills, California and the establishment of Company headquarters offices in Costa Mesa, which took place in the second and third quarters of 2001. Other professional expenses increased as a result of the legal costs incurred in connection with credit card refund claims in our merchant processing area.

     The following table sets forth the principal components of noninterest expense and the amount thereof, incurred in the three and six month periods ended June 30, 2002 and 2001.


                                                       Three Months Ended       Six Months Ended
                                                            June 30,                June 30,
                                                            --------                --------
                                                      2002        2001          2002       2001
                                                      ----        ----          ----       ----
Salaries and employee benefits                     $1,791,200   $1,119,400   $3,417,200   $2,064,100
Occupancy                                             389,900      193,600      786,200      358,300
Depreciation                                          238,500      135,700      453,100      256,300
Equipment                                              61,400       42,100      109,000       64,700
Data processing                                        94,800       75,100      180,700      145,300
Professional fees                                     229,600       99,900      385,400      197,300
Other loan related                                     60,900      132,300      185,000      163,200
Stationery and supplies                               106,200       46,200      177,100       90,200
Courier                                                69,000       51,700      139,500       90,600
Customer fees paid                                     95,300       39,700      145,700       84,600
Telephone                                              61,900       29,100      104,800       50,300
Organizational costs PMB Securities,
 Corporation                                           70,700         --         70,700         --
Mileage and parking                                    29,600        7,800       51,700       13,900
Insurance                                              26,700       21,200       51,300       39,600
Professional dues and memberships                      23,500       11,200       45,600       22,900
Advertising, promotion, and development                59,200       41,800       85,200      110,100
Correspondent bank service charges                     49,000       36,500       90,400       68,200
Other operating expense /(1)/                         179,400      108,500      327,700      208,000
                                                   ----------   ----------   ----------   ----------
Total noninterest expense                          $3,636,800   $2,191,800   $6,806,300   $4,027,600
                                                   ==========   ==========   ==========   ==========

--------------
/(1)/ Other operating expense primarily consists of donations, postage, and travel expense.

     Due largely to the growth-related expenses described above, noninterest expense as a percentage of the sum of net interest income and noninterest income (the "efficiency ratio") was 103.0% for the quarter ended June 30, 2002 compared to 80.8% for the corresponding period of 2001 and to 98.1% for the six months ended June 30, 2002 from 78.7% for the same six month period in 2001.

ASSET/LIABILITY MANAGEMENT

     The objective of asset/liability management is to reduce our exposure to interest rate fluctuations, which can affect our net interest margins and, therefore, our net interest income and net earnings. We seek to achieve this objective by matching interest-rate sensitive assets and liabilities, and maintaining the maturity and repricing of these assets and liabilities at appropriate levels given the interest rate environment. Generally, if rate sensitive assets exceed rate sensitive liabilities, the net interest income will be positively impacted during a rising rate environment and negatively impacted during a declining rate environment. When rate sensitive liabilities exceed rate sensitive assets, the net interest income will generally be positively impacted during a declining rate environment and negatively impacted during a rising rate environment. However, because interest rates for different asset and liability products offered by depository institutions respond differently to changes in the interest rate environment, the gap is only a general indicator of interest rate sensitivity.

     The table below sets forth information concerning our rate sensitive assets and rate sensitive liabilities as of June 30, 2002. The assets and liabilities are classified by the earlier of maturity or repricing date in accordance with their contractual terms. Certain shortcomings are inherent in the method of analysis presented in the following table.

     For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees and at different times to changes in market interest rates. Rates on some assets and liabilities change in advance of changes in market rates of interest, while rates on other assets or liabilities may lag behind changes in market rates of interest. Additionally, loan and securities available for sale prepayments, and early withdrawals of certificates of deposit, could cause the interest sensitivities to vary from those which appear in the table.


                                                             Over Three     Over One
                                                    Three     Through         Year         Over          Non-
                                                   Months      Twelve        Through       Five        Interest
                                                   Or Less     Months      Five Years      Years        Bearing          Total
                                                   -------     ------      ----------      -----        -------          -----
Assets
------
Interest-earning deposits in other
  financial institutions                      $    495,000  $  1,191,000   $        --  $        --   $         --   $   1,686,000
Securities available for sale                    1,753,500       762,300    42,821,000   36,487,400             --      81,824,200
Federal Reserve Bank and Federal Home
  Loan bank stock                                       --            --            --    1,899,500             --       1,899,500
Federal funds sold                              35,850,000            --            --           --             --      35,850,000
Loans, gross                                   142,274,700    29,422,900    24,490,400    3,945,600             --     200,133,600
Non-interest earning assets                             --            --            --           --     23,813,500      23,813,500
                                              ------------  ------------   -----------  -----------   ------------    ------------
Total assets                                  $180,373,200  $ 31,376,200   $67,311,400  $42,332,500   $ 23,813,500    $345,206,800
                                              ============  ============   ===========  ===========   ============    ============
Liabilities and Stockholders' Equity:
------------------------------------

Noninterest-bearing deposits                  $ 83,783,000  $         --   $        --  $        --   $ 21,898,500    $105,681,500
Interest-bearing deposits                      119,480,600    43,421,700     5,198,000           --             --     168,100,300
Other borrowings                                 8,022,600            --    15,000,000           --             --      23,022,600
Investment in trust preferred securities         5,000,000            --            --           --             --       5,000,000
Other liabilities                                       --            --            --           --      6,656,100       6,656,100
Stockholders' equity                                    --            --            --           --     36,746,300      36,746,300
                                              ------------  ------------   -----------  -----------   ------------    ------------
Total liabilities and stockholders equity     $216,286,200  $ 43,421,700   $20,198,000  $        --   $ 65,300,900    $345,206,800
                                              ------------  ------------   -----------  -----------   ------------    ------------
Interest rate sensitivity gap                 $(35,913,000) $(12,045,500)  $47,113,400  $42,332,500   $(41,487,400)   $         --
                                              ============  ============   ===========  ===========   ============    ============
Cumulative interest rate sensitivity gap      $(35,913,000) $(47,958,500)  $  (845,100) $41,487,400   $         --    $         --
                                              ============  ============   ===========  ===========   ============    ============


Cumulative % of rate sensitive assets in
    maturity period                                  52.25%        61.34%        80.84%          93.10%           100.00%
                                                     =====         =====         =====           =====            ======
Rate sensitive assets to rate sensitive
 liabilities                                          0.83          0.72          3.33             N/A               N/A
                                                      ====          ====          ====             ===               ===
Cumulative ratio                                      0.83          0.82          1.00            1.15               N/A
                                                      ====          ====          ====            ====               ===

At June 30, 2002, our rate sensitive balance sheet was shown to be in a negative gap position. This implies that our net interest margin would decrease in the short-term if interest rates rise and would increase in the short-term if interest rates were to fall. However, as noted above, the extent to which our net interest margin will be impacted by changes in prevailing interests rates will depend on a number of factors, including how quickly rate sensitive assets and liabilities react to interest rate changes.

FINANCIAL CONDITION

     Assets

     We increased our total assets by 29.6% to $345,206,800 at June 30, 2002 from $266,434,000 at December 31, 2001. The increase in assets was funded by increases in deposits and borrowings and by the issuance of $5,000,000 of trust preferred securities. The additional funds from these sources were used primarily to sell federal funds to other banks, fund loans, and purchase securities available for sale.

     Loans Held for Sale

     Loans held for sale totaled $21,202,800 at June 30, 2002, down from $63,696,600 at December 31, 2001. This decrease was attributable primarily to a decrease in loans originated from approximately $63 million for the month of December 2001 to approximately $49 million for the month of June 2002 and a decrease in processing time by the investors. Loans held for sale are carried at the lower of cost or estimated fair value in the aggregate except for those that are designated as fair value hedges which are carried at fair value. There were approximately $21.2 million of loans held for sale designated as fair value hedges at June 30, 2002. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.

     Loans

     Loans outstanding at June 30, 2002 and December 31, 2001 (exclusive of loans held for sale) were made to customers in Southern California, the primary market areas being Orange and Los Angeles Counties. The greatest concentration of our loans are in real estate and commercial loans, which represented 59% and 35%, respectively, of the loan portfolio at June 30, 2002 and 46% and 45%, respectively, at December 31, 2001.

     The loan portfolio consisted of the following at June 30, 2002 and December 31, 2001:


                                          June 30,                    December 31,
                                            2002         Percent         2001         Percent
                                       -------------     -------    --------------    -------
Real estate loans                      $ 104,686,900       58.6%    $  68,447,200       45.8%
Commercial loans                          61,955,000       34.7%       66,842,400       44.8%
Construction loans                         6,325,100        3.5%        7,040,000        4.7%
Consumer loans                             5,806,700        3.2%        6,992,300        4.7%
                                       -------------      -----     -------------      -----
   Gross loans                           178,773,700      100.0%      149,321,900      100.0%
                                                          =====                        =====

Deferred loan origination costs, net         157,100                      138,200
Allowance for loan losses                 (1,895,800)                  (1,695,500)
                                       -------------                -------------
       Loans, net                      $ 177,035,000                $ 147,764,600
                                       =============                =============

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

     The following table sets forth the maturity distribution of the Bank's loan portfolio (excluding consumer loans) at June 30, 2002:

                                                   Over One
                                                     Year
                                     One Year      Through      Over Five
                                     Or Less     Five Years      Years           Total
                                   -----------   -----------   -----------    -----------
Real estate loans
     Floating rate                 $ 5,162,600   $ 8,713,700   $85,498,200   $ 99,374,500
     Fixed rate                      2,133,600     2,349,500       829,300      5,312,400
Commercial loans
     Floating rate                  34,842,000     8,318,800     1,761,900     44,922,700
     Fixed rate                      9,926,700     5,084,300     2,021,300     17,032,300
Construction loans
     Floating rate                   2,255,500          --            --        2,255,500
     Fixed rate                      4,069,600          --            --        4,069,600
                                   -----------   -----------   -----------   ------------
           Total                   $58,390,000   $24,466,300   $90,110,700   $172,967,000
                                   ===========   ===========   ===========   ============

     Allowance for Loan Losses

     The allowance for loan losses at December 31, 2001 was $1,695,500, which represented 1.1% of outstanding loans, excluding loans held for sale, at that date. At June 30, 2002, the allowance had increased to $1,895,800, which represented 1.1% of outstanding loans, excluding loans held for sale, at that date. The Bank carefully monitors changing economic conditions, the loan portfolio by category, borrowers' financial condition and the history of the portfolio in determining the adequacy of the allowance for loan losses. We are not currently aware of any information indicating that there will be material deterioration in our loan portfolio, and we believe that the allowance for loan losses at June 30, 2002 is adequate to provide for losses inherent in the portfolio. However, the allowance was established on the basis of estimates developed primarily from historical industry loan loss data because the Bank commenced operations in March 1999 and lacks any long-term historical data relating to the performance of loans in its loan portfolio. As a result, ultimate losses may vary from the estimates used to establish the allowance. As the volume of loans increases, additional provisions for loan losses will be required to maintain the allowance at adequate levels. Additionally, if economic conditions were to deteriorate, which would have the effect of increasing the risk that borrowers would encounter difficulty meeting their loan obligations, it would become necessary to increase the allowance by means of additional provisions for loan losses.

     We also measure and reserve for impairment on a loan by loan basis using either the present value of expected future cash flows discounted at the loan's effective interest rate, or the fair value of the collateral if the loan is collateral dependent. We exclude from our impairment calculations smaller, homogeneous loans such as consumer installment loans and lines of credit. Also, loans that experience insignificant payment delays or payment shortfalls are generally not considered impaired. The Bank had no impaired loans as of June 30, 2002 or December 31, 2001.

     A summary of the transactions in the allowance for loan losses for the three months ended June 30, 2002 and the year ended December 31, 2001 is as follows:

                                               June 30, 2002  December 31, 2001
                                               -------------  -----------------

Balance, beginning of period                    $ 1,695,500      $ 1,145,500
Provision for loan losses                           205,000          550,000
Recoveries                                              --               --
Amounts charged off                                  (4,700)             --
                                                -----------      -----------
Balance, end of period                          $ 1,895,800      $ 1,695,500
                                                ===========      ===========


     Nonperforming Assets

     As of June 30, 2002, the Bank had $81,000 in nonaccrual loans and $90,000 in loans delinquent 90 days or more. The Bank had no restructured or impaired loans as of June 30, 2002. There were no nonaccrual loans, restructured loans or loans which were considered impaired at December 31, 2001.

     Deposits

     At June 30, 2002 deposits totaled $273,781,800, which included $54,092,200 of certificates of deposits of $100,000 or more. By comparison, at December 31, 2001, deposits totaled $211,461,900, which included $39,952,400 of certificates of deposit of $100,000 or more. Noninterest bearing demand deposits totaled $105,681,500 or 38.6% of total deposits at June 30, 2002. By comparison noninterest bearing demand deposits totaled $88,832,900, or 42.0% of total deposits, at December 31, 2001.

     Set forth below is maturity schedule of domestic time certificates of deposits outstanding at June 30, 2002:

                                                Certificates    Certificates of
                                                 of Deposit        Deposit of
                       Maturities              Under $100,000   $100,000 or more
                       ----------              --------------   ----------------

Three months or less                              $ 6,891,700        $28,346,800

Over three through six months                      10,037,600         15,108,200

Over six through twelve months                      8,883,400          9,392,500

Over twelve months                                  3,953,300          1,244,700
                                                  -----------        -----------
                                                  $29,766,000        $54,092,200
                                                  ===========        ===========

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

     Since the Company derives all of its revenues from interest and noninterest income and interest expense is its most significant expense, these two segments are reported below using net interest income (interest income less interest expense) and noninterest income (net gains on sales of loans held for sale and fee income) for the six months ended June 30, 2002 and 2001. The Company does not allocate general and administrative expenses or income taxes to the segments.

                               Commercial    Mortgage      Other       Total
                               ----------   ----------   ---------   ----------
Net interest income for the
 six months ended June 30:
  2002                          $2,756,300  $1,115,000    $963,900   $4,835,200
  2001                           1,931,100     735,600   1,186,400    3,853,100
Noninterest income for the
 six months ended June 30:
  2002                             332,200   1,757,400      15,900    2,105,500
  2001                             325,500     938,500          --    1,264,000

Segment Assets at:
  June 30, 2002                177,773,700  21,472,000 145,961,100  345,206,800
  December 31, 2001            148,368,900  26,383,100  91,682,000  266,434,000


LIQUIDITY

     Our liquidity needs are actively managed to insure sufficient funds are available to meet the ongoing needs of the Bank's customers. We project the future sources and uses of funds and maintain sufficient liquid funds for unanticipated events. The primary sources of funds include payments on loans, the sale or maturity of investments and growth in deposits. The primary uses of funds includes funding new loans, making advances on existing lines of credit, purchasing investments, funding deposit withdrawals and paying operating expenses. The Bank maintains funds in overnight federal funds and other short-term investments to provide for short-term liquidity needs. The Bank also maintains credit lines with the Federal Home Loan Bank and other financial institutions to meet any additional liquidity requirements.

     Cash flow provided by financing activities, primarily representing increases in deposits, totaled $74,299,000 for the six months ended June 30, 2002. Cash flow provided by operating activities, primarily representing the net decrease in loans held for sale, totaled $46,636,300. Cash flow used in investing activities, primarily representing increases in loans offset by purchases of securities available for sale, totaled $100,636,600 for the six months ended June 30, 2002.

     At June 30, 2002, liquid assets, which included cash and due from banks, federal funds sold, interest earning deposits with financial institutions and unpledged securities available for sale (excluding Federal Reserve Bank stock and Federal Home Loan Bank stock) totaled $129,403,800 or 37% of total assets.

     Our primary uses of funds are loans and our primary sources of the funds that we use to make loans are deposits. Accordingly, the relationship between gross loans and total deposits provides a useful measure of our liquidity. Since repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loan to deposit ratio the less liquid are our assets. On the other hand, since we realize greater yields and higher interest income on loans than we do on investments, a lower loan to deposit ratio can adversely affect interest income and earnings. As a result, management's goal is to achieve a loan to deposit ratio that appropriately balances the requirements of liquidity and the need to generate a fair return on assets. At June 30, 2002, the ratio of loans to deposits (excluding loans held for sale) was 65.4%, compared to 70.7% at December 31, 2001.

     As of June 30, 2002, the Company had $8.0 million in securities sold under agreements to repurchase which are classified as secured borrowings and mature within one day from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. The Bank monitors the fair value of the underlying securities to ensure that sufficient collateral exists. In addition, the

Company had $15,000,000 in advances from the Federal Home Loan Bank which are for a two-year term and bear interest at 3.17% per annum. These advances are scheduled to mature on June 21, 2004.

INVESTMENTS AND INVESTMENT POLICY

     Our investment policy is designed to provide for our liquidity needs and to generate a favorable return on investments without undue interest rate risk, credit risk or asset concentrations. Our investment policy authorizes us to invest in obligations issued or fully guaranteed by the United States government, certain federal agency obligations, certain time deposits, certain municipal securities and federal funds sold. It is our policy that there will be no trading account. The weighted average duration life of U.S. government obligations, federal agency securities and municipal obligations cannot exceed five years. Time deposits must be placed with federally insured financial institutions, cannot exceed $100,000 in any one institution and may not have a maturity exceeding twenty-four months.

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

     The following is a summary of the major components of securities available for sale and a comparison of the amortized cost, estimated fair values and gross unrealized gains and losses as of June 30, 2002 and December 31, 2001:

                                              Gross         Gross       Estimated
                                            Amortized     Unrealized    Unrealized       Fair
         June 30, 2002                         Cost         Gains        (Losses)        Value
         -------------                         ----         -----        --------        -----
Available-For-Sale:
     U.S. Treasury Securities              $ 3,519,100   $      --     $    (3,100)   $ 3,516,000
     U.S. Agency Securities                 75,432,200       232,300      (322,800)    75,341,700
     Collateralized Mortgage Obligations     2,886,400        80,100          --        2,966,500
                                           -----------   -----------   -----------    -----------
           Subtotal                         81,837,700       312,400      (325,900)    81,824,200
     Federal Reserve Bank Stock                892,900          --            --          892,900
     Federal Home Loan Bank Stock            1,006,600          --            --        1,006,600
                                           -----------   -----------   -----------    -----------
           Total                           $83,737,200   $   312,400   $  (325,900)   $83,723,700
                                           ===========   ===========   ===========    ===========

                                              Gross         Gross       Estimated
                                            Amortized     Unrealized    Unrealized       Fair
         December 31, 2001                    Cost          Gains        (Losses)        Value
         -----------------                    ----          -----        --------        -----
Available-For-Sale:
     U.S. Agency Securities                $ 8,206,500   $   133,900   $        --    $ 8,340,400
     Collateralized Mortgage Obligations     3,450,100        55,700          (300)     3,505,500
                                           -----------   -----------   -----------    -----------
           Subtotal                         11,656,600       189,600          (300)    11,845,900
     Federal Reserve Bank Stock                861,700          --            --          861,700
     Federal Home Loan Bank Stock              645,000          --            --          645,000
                                           -----------   -----------   -----------    -----------
           Total                           $13,163,300   $   189,600   $      (300)   $13,352,600
                                           ===========   ===========   ===========    ===========

     At June 30, 2002, U.S. Treasury securities, U.S. Government agency securities and collateralized mortgage obligations with a fair market value of $9,522,400 were pledged to secure repurchase agreements and debtor in possession accounts.

     The amortized cost and estimated fair value of debt securities at June 30, 2002 by contractual maturities are shown in the following table. Expected maturities and scheduled payments will differ from contractual maturities shown, particularly with respect to collateralized mortgage obligations, because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                                        Maturing in
                                                          Over one year
                                            One year      Through five     Over five years
                                            Or less           Years       Through ten years  Over ten years     Total
                                            -------           -----       -----------------  --------------     -----
Available for sale, amortized cost         $ 1,499,900    $40,090,600        $37,039,000      $ 3,208,200    $81,837,700
Available for sale, estimated fair value   $ 1,499,700    $40,224,900        $36,896,500      $ 3,203,100    $81,824,200

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

     Quantitative measures established by regulation to ensure capital adequacy require the Company (on a consolidated basis) and the Bank to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes that, as of June 30, 2002, the Company (on a consolidated basis) and the Bank met all capital adequacy requirements to which they are subject.

     In June 2002, the Company's newly formed wholly owned subsidiary, Pacific Mercantile Capital Trust I, a Delaware trust, sold $5,000,000 of trust preferred securities to an institutional investor in a private placement. These securities mature in 30 years, are redeemable at the Company's option beginning after 5 years, and require quarterly distributions, initially at a rate of 5.65%, which will reset quarterly at the three month LIBOR rate plus 3.75%. The trust preferred securities are subordinated to other borrowings that may be obtained by the Company in the future. The securities also qualify as tier one capital for regulatory purposes which will enable us to support further growth. We intend to seek additional trust preferred financing to support our continued growth. Our ability to obtain such financing will depend on a number of factors, including conditions in the financial markets and our future financial performance and financial condition.

     As of June 30, 2002, based on applicable capital regulations, the Company (on a consolidated basis) and the Bank are categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company and the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table which contains a comparison of the Company and Bank's capital and capital ratios at June 30, 2002 to the regulatory requirements applicable to them.


                                                                                            To be Well Capitalized
                                                                                                 Under Prompt
                                                                         For Capital           Corrective Action
                                                     Actual           Adequacy Purposes           Provisions
                                                     ------           -----------------           ----------

                                                Amount      Ratio     Amount       Ratio      Amount       Ratio
                                                ------      -----     ------       -----      ------       -----
Total Capital to Risk Weighted Assets:
       Bank                                   $31,500,400    11.1%  $22,757,000       8.0%  $28,446,300       10.0%
       Company                                 43,650,200    15.3%   22,831,000       8.0%   28,538,800       10.0%
Tier I Capital to Risk Weighted Assets:
       Bank                                    29,604,600    10.4%   11,378,500       4.0%   17,067,800       6.0%
       Company                                 41,754,400    14.6%   11,415,500       4.0%   17,123,300       6.0%
Tier I Capital to Average Assets:
       Bank                                    29,604,600     9.6%   12,350,100       4.0%   15,437,700       5.0%
       Company                                 41,754,400    13.5%   12,378,900       4.0%   15,473,600       5.0%


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

     Increased Competition. Increased competition from other banks and financial service businesses, mutual funds and securities brokerage and investment banking firms that offer competitive loan and investment products could require us to reduce interest rates and loan fees to attract new loans or to increase interest rates that we offer on time deposits, either or both of which could, in turn, reduce net interest income and net interest margins.

     Possible Adverse Changes in Economic Conditions. Adverse changes in national or local economic conditions could (i) reduce loan demand which could, in turn, reduce interest income and net interest margins; (ii) adversely affect the financial capability of borrowers to meet their loan obligations which, in turn, could require increases in provisions made for possible loan losses, thereby adversely affecting operating results; and (iii) lead to reductions in real property values that, due to our reliance on real property to secure many of our loans, could make it more difficult for us to prevent losses from being incurred on non-performing loans through the sale of such real properties.

     Possible Changes in FRB Monetary Policies. Changes in national economic conditions, such as increases in inflation or declines in economic output often prompt changes in Federal Reserve Board monetary policies that could reduce interest income or increase the cost of funds to us, either of which could result in reduced earnings. During the past year there has been a slowing in economic growth nationally, the continued duration of which is difficult to predict at this time. In an effort to stimulate the economy, the Federal Reserve Board has reduced market rates of interest, one of the effects of which has been to reduce our net interest margins. How much longer the Federal Reserve Board will continue to keep interest rates low is difficult to predict and if interest rates remain low, it will be more difficult to increase income in future periods. Additionally, uncertainties remain as to whether the national economy will strengthen and there is the risk that political unrest in the Middle East could lead to increases in energy prices that could adversely affect the economy and, therefore, the demand for loans and the financial strength of borrowers.

     Changes in Regulatory Policies. Changes in federal and state bank regulatory policies, such as increases in capital requirements or in loan loss reserve or asset/liability ratio requirements, could adversely affect earnings by reducing yields on earning assets or increasing operating costs.

     Effects of Growth. It is our intention to take advantage of opportunities to increase our business, either through acquisitions of other banks or the establishment of new banking offices. Additional growth will cause increases in noninterest expense that could adversely affect our operating results, which is what occurred during the six months ended June 30, 2002 as a result of our opening of new financial centers and the commencement of operations of the Company's securities brokerage subsidiary.

     Potential Credit Card Refund Claims. In the fourth quarter of 2001 the Bank established a reserve of $700,000 for claims for refunds of credit card charges that the Bank collected for a former merchant customer that encountered financial difficulties during that quarter and subsequently filed for bankruptcy protection in an effort to reorganize and resume its operations. Those financial difficulties led to the assertion of claims against the Bank for refunds of credit card charges by some of the merchant's consumers. The outcome of the merchant's efforts to reorganize is uncertain. As a result, additional refund claims could be asserted against the Bank in the future and it could become necessary to establish additional reserves for such claims, the amount of which is uncertain, but which could lead to increases in noninterest expense, which would have the effect of reducing our earnings, possibly significantly, or even causing us to incur losses. As of June 30, 2002, the remaining reserve for credit card refund claims amounted to $240,000.

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

                           PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Shareholders of the Company was held on May 21, 2002. At that Meeting, the shareholders elected the Directors of the Company for a term of one year, ending at the next Annual Meeting of Shareholders to be held in 2003, and voted on ratification of the selection made by the Board of Directors of the Company's independent public accountants for the fiscal year ending December 31, 2002.

     (1) Directors Elected at Annual Meeting. Set forth below is the name of (i)
         -----------------------------------
each Director that was nominated and elected at the Annual Meeting and the respective numbers of votes cast for their election and the respective number of votes withheld. As the election was uncontested, there were no broker non-votes.

                                                       Votes Cast
                                           ------------------------------
               Nominee/Director                  For          Withheld
               ----------------                  ---          --------
       Raymond E. Dellerba                    3,936,397         14,950
       George H. Wells                        3,937,397         13,950
       Ronald W. Chrislip                     3,937,397         13,950
       Julia M. DiGiovanni                    3,937,397         13,950
       Warren T. Finley                       3,937,397         13,950
       John Thomas, M. D.                     3,937,397         13,950
       Robert E. Williams                     3,937,397         13,950


     (2) Ratification of Selection of Accountants. The shareholders ratified the
         ----------------------------------------
Board of Directors' selection of Grant Thornton LLP as the Company's independent public accountants for fiscal 2002 by the following vote:

                Votes Cast
       -----------------------------       Shares             Broker
             For          Against        Abstaining         Non-Votes
         -----------      -------        ----------         ---------
         3,924,971          6,700            19,676                0


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


        (a)  Exhibits.

             Exhibit 99.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

             Exhibit 99.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

        (b)  Reports on Form 8-K:

               None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        PACIFIC MERCANTILE BANCORP

Date:  August 14, 2002                  By:      /s/ NANCY A GRAY
                                           -------------------------------------
                                           Nancy A. Gray,
                                           Executive Vice President
                                           and Chief Financial Officer

                                Index to Exhibits

Exhibit No.  Description of Exhibit
-----------  ----------------------

   99.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

   99.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002