Form 10-Q
period 2002-09-30
PACIFIC MERCANTILE BANCORP
filed 2002-11-14
CIK 1109546

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______________to_______________

Commission file number 0–30777

PACIFIC MERCANTILE BANCORP

(Exact name of Registrant as specified in its charter)

California	33–0898238

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

949 South Coast Drive, Suite 300,
Costa Mesa, California	92626

(Address of principal executive offices)	(Zip Code)

(714) 438–2500

(Registrant’s telephone number, including area code)

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

YES	☒	NO	☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

6,399,888 shares of Common Stock as of November 5, 2002

PACIFIC MERCANTILE BANCORP
QUARTERLY REPORT ON FORM 10Q
FOR
THE QUARTER ENDED SEPTEMBER 30, 2002

PART I. — FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30, 2002	December 31, 2001

	(unaudited)
ASSETS
Cash and due from banks	$16,867,400	$11,652,300
Federal funds sold	18,000,000	23,465,000

Cash and cash equivalents	34,867,400	35,117,300
Interest earning deposits with financial institutions	1,488,000	1,488,000
Securities available for sale, at fair value ($84,351,600 and $11,845,900 pledged as collateral for Federal Home Loan Bank advances, repurchase agreements, and debtor in possession and local agency accounts at September 30, 2002, and December 31, 2001, respectively)	182,328,600	13,352,600
Loans held for sale	51,530,000	63,696,600
Loans (net of allowances of $2,135,400 and $1,695,500, respectively)	191,070,300	147,764,600
Accrued interest receivable	1,869,400	943,500
Premises and equipment, net	2,695,300	2,471,600
Other assets	2,869,400	1,599,800

Total Assets	$468,718,400	$266,434,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest bearing	$111,653,100	$88,832,900
Interest bearing	242,508,900	122,629,000

Total deposits	354,162,000	211,461,900
Borrowings	52,835,500	16,273,900
Accrued interest payable	380,000	181,800
Other liabilities	6,737,100	1,838,300

Total liabilities	414,114,600	229,755,900

Commitments and contingencies	—	—
Trust preferred securities	17,000,000	—
Shareholders’ Equity:
Preferred stock, no par value, 2,000,000 shares authorized; none issued	—	—
Common stock, no par value, 10,000,000 shares authorized, 6,399,888 and 6,344,828 shares issued and outstanding at September 30, 2002 and December 31, 2001, respectively	37,862,300	37,607,900
Accumulated deficit	(528,200)	(1,041,100)
Accumulated other comprehensive income	269,700	111,300

Total Shareholders’ Equity	37,603,800	36,678,100

Total Liabilities and Shareholders’ Equity	$468,718,400	$266,434,000

The accompanying notes are an integral part of these consolidated financial statements.

Part I.   Item 1. (continued)

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,

	2002	2001	2002	2001

Interest income:
Loans, including fees	$3,471,600	$2,687,700	$9,275,700	$7,181,700
Federal funds sold	57,300	264,800	652,300	1,232,700
Securities available for sale	1,620,900	121,000	2,086,400	378,900
Interest earning deposits with financial institutions	14,900	17,600	42,100	50,400

Total interest income	5,164,700	3,091,100	12,056,500	8,843,700
Interest expense:
Deposits	1,382,500	829,400	3,315,300	2,656,600
Borrowings	255,800	34,300	379,600	106,400

Total interest expense	1,638,300	863,700	3,694,900	2,763,000

Net interest income	3,526,400	2,227,400	8,361,600	6,080,700
Provision for loan losses	250,000	100,000	455,000	300,000

Net interest income after provision for loan losses	3,276,400	2,127,400	7,906,600	5,780,700
Noninterest income	1,372,700	1,019,600	3,478,200	2,261,800
Noninterest expense	3,717,500	2,712,300	10,523,800	6,718,300

Income before income taxes	931,600	434,700	861,000	1,324,200
Income tax (benefit) expense	375,800	(100,000)	348,100	(100,000)

Net income	$555,800	$534,700	$512,900	$1,424,200

Income per share:
Basic	$0.09	$0.08	$0.08	$0.22

Fully diluted	$0.08	$0.08	$0.08	$0.22

The accompanying notes are an integral part of these consolidated financial statements.

Part I.   Item 1. (continued)

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,

	2002	2001	2002	2001

Net income	$555,800	$534,700	$512,900	$1,424,200
Other comprehensive gain:
Change in unrealized gain on securities available for sale, net of tax	277,700	89,300	158,400	95,300

Total comprehensive income	$833,500	$624,000	$671,300	$1,519,500

The accompanying notes are an integral part of these consolidated financial statements.

Part I.   Item 1. (continued)

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$512,900	$1,424,200
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	703,600	445,500
Provision for loan losses	455,000	300,000
Net amortization (accretion) of premiums (discounts) on securities	356,300	(120,500)
Net gains on sales of securities available for sale	(74,000)	—
Net gains on sales of loans held for sale	(1,556,600)	(795,700)
Mark to market loans held for sale	—	3,600
Proceeds from sales of loans held for sale	417,688,600	240,609,000
Originations and purchases of loans held for sale	(403,965,400)	(268,313,000)
Net change in accrued interest receivable	(925,900)	(101,700)
Net change in other assets	(1,855,700)	(890,700)
Net change in accrued interest payable	198,200	23,500
Net change in other liabilities	4,898,800	252,600

Net cash provided by (used in) operating activities	16,435,800	(27,163,200)
CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in interest earning deposits with financial institutions	—	(199,000)
Proceeds from sales of, maturities of, and principal payments received for securities available for sale	20,483,900	19,250,700
Purchase of securities available for sale	(188,997,700)	(15,208,000)
Net increase in loans	(43,760,700)	(36,983,300)
Purchase of premises and equipment	(927,300)	(1,596,900)

Net cash used in investing activities	(213,201,800)	(34,736,500)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	142,700,100	40,911,000
Proceeds from exercise of stock options	254,400	60,500
Proceeds from investment in trust preferred securities	17,000,000	—
Net increase in borrowings	36,561,600	253,700

Net cash provided by financing activities	196,516,100	41,225,200

Decrease in cash and cash equivalents	(249,900)	(20,674,500)
Cash and cash equivalents, beginning of period	35,117,300	47,588,300

Cash and cash equivalents, end of period	$34,867,400	$26,913,800

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Cash paid for interest on deposits and borrowings	$3,496,600	$2,739,500
Cash paid for income taxes	$144,000	$33,900

The accompanying notes are an integral part of these consolidated financial statements.

Part I. Item 1. (continued)

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

1.       Nature of Business and Significant Accounting Policies

                    Organization

          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10–Q and, therefore, do not include all footnotes as would be necessary for a fair presentation of financial position, results of operations, changes in cash flows and comprehensive income (loss) in conformity with generally accepted accounting principles. However, these interim financial statements reflect all adjustments (consisting of normal recurring adjustments and accruals) which, in the opinion of the management, are necessary for a fair presentation of the results for the interim periods presented. These unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles on a basis consistent with prior periods, and should be read in conjunction with the Company’s audited financial statements as of and for the year ended December 31, 2001 and the notes thereto included in the Company’s Annual Report on Form 10–K filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934.

          The Company’s results of operations for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the full year ending December 31, 2002.

          The consolidated financial statements include the accounts of Pacific Mercantile Bancorp and its wholly owned subsidiaries Pacific Mercantile Bank, PMB Securities Corporation, Pacific Mercantile Capital Trust I, PMB Capital Trust I, and  PMB Statutory Trust III (which together shall be referred to as the “Company”). Pacific Mercantile Bancorp is a bank holding company, which was incorporated on January 7, 2000 in the State of California. Pacific Mercantile Bank (the “Bank”) is a banking corporation which was formed on May 29, 1998, incorporated November 18, 1998 in the State of California and commenced operations on March 1, 1999. The Bank is chartered by the California Department of Financial Institutions (the “DFI”) and is a member of the Federal Reserve Bank of San Francisco (“FRB”). In addition, the Bank’s customers’ deposit accounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to the maximum amount allowed by Federal Regulations.

          Pacific Mercantile Bancorp was organized to acquire all of the outstanding shares of the Bank and, on June 12, 2000, it consummated that acquisition by means of a merger as a result of which the Bank became a wholly–owned subsidiary of the Company and the Bank’s shareholders became the Company’s shareholders, owning the same number and percentage of the Company’s shares as they had owned in the Bank (the “Reorganization”). Prior to the Reorganization, the Company had only nominal assets and had not conducted any business.

          In June 2002, PMB Securities Corp., a wholly owned subsidiary of the Company, commenced operations. PMB Securities Corp. is a securities broker–dealer engaged in the retail securities brokerage business that is registered with the Securities and Exchange Commission and is a member firm of the National Association of Securities Dealers, Inc.

          In June 2002, Pacific Mercantile Capital Trust I, a Delaware trust, was organized in connection with the sale of $5,000,000 of trust preferred securities to an institutional investor in a private placement.

          In August 2002, PMB Capital Trust I, a Delaware trust, was organized in connection with the sale of $5,000,000 of trust preferred securities to an institutional investor in a private placement.

          In September 2002, PMB Statutory Trust III, a Connecticut trust, was organized in connection with the sale of $7,000,000 of trust preferred securities in an institutional private placement.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.–)

          Loans

          At September 30, 2002, the Company had $61,000 in nonaccrual and impaired loans and $3,700 in loans delinquent 90 days or more with principal that were still accruing interest. There were no restructured loans as of September 30, 2002.

          Income Per Share

          Basic income per share for each of the periods presented was computed by dividing the net income by the weighted average number of shares of common stock outstanding during each such period. The weighted average number of shares used in the basic income per share computations for the nine months ended September 30, 2002 and 2001, were 6,370,146 and 6,334,647 respectively. The weighted average number of shares used in the basic income per share computations for the three month periods ended September 30, 2002 and 2001 were 6,397,931 and 6,339,816 respectively. The weighted average number of shares used in the fully diluted income per share computations for the nine months ended September 30, 2002 and 2001 were 6,538,175 and 6,488,435, respectively. The weighted average number of shares used in the fully diluted income per share computations for the three month periods ended September 30, 2002 and 2001 were 6,525,026 and 6,525,145 respectively.

          Comprehensive Income

          Components of comprehensive income include non–ownership related revenues, expenses, gains, and losses that under generally accepted accounting principles are included in equity but excluded from net income.

          Hedged Items

          Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting For Derivative Instruments and Hedging Activities”, as amended and interpreted (“SFAS No. 133”) was effective for the Company as of January 1, 2001. SFAS No. 133 requires all derivative instruments to be recognized on the balance sheet at fair value. Gains or losses resulting from changes in the values of derivatives are accounted for depending on the purpose of the derivative and whether it qualifies for hedge accounting. If certain conditions are met, hedge accounting may be applied and the derivative instrument may be specifically designated as a fair value, cash flow or foreign currency hedge. In the absence of meeting these conditions, the derivatives are designated as non–designated derivative instruments with gains or losses recorded to current earnings.

          Effective January 1, 2001, the Company adopted the provisions of SFAS 133 by recognizing all derivative instruments on the balance sheet at fair value. At January 1, 2001, the adoption of SFAS No. 133 did not have a material impact on the financial statements. All derivative instruments entered into by the Bank prior to February 19, 2002 were non–designated derivative instruments. On February 19, 2002, the Bank’s Board of Directors approved the “Mortgage Banking Risk Management Policy”. This policy specifically implements the Bank’s policy to designate interest rate lock commitments with investors as hedge instruments to hedge the mortgage loans upon funding. At September 30, 2002, approximately $52 million of loans held for sale were hedged.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.–)

2.       Commitments and Contingencies

          In order to meet the financing needs of its customers in the normal course of business, the Company is party to financial instruments with off–balance sheet risk, which consist of commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements. At September 30, 2002, we were committed to fund certain loans amounting to approximately $184 million including mortgages available for sale. We use the same credit policies in making commitments and conditional obligations as we do for on–balance sheet instruments. Commitments generally have fixed expiration dates; however, since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. We evaluate each customer’s credit worthiness on a case–by–case basis. The amount of collateral obtained, if deemed necessary by the Company upon an extension of credit, is based on management’s credit evaluation of the customer. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, residential real estate and income–producing commercial properties.

3.       Trust Preferred Securities

          In June 2002, the Company’s newly formed wholly owned subsidiary, Pacific Mercantile Capital Trust I, a Delaware trust, sold $5,000,000 of trust preferred securities to an institutional investor in a private placement. These securities mature in 30 years, are redeemable at the Company’s option beginning after 5 years, and require quarterly distributions, initially at a rate of 5.605%, which will reset quarterly at the three month LIBOR rate plus 3.75%. The trust preferred securities are subordinated to other borrowings that may be obtained by the Company in the future. The securities qualify as tier one capital for regulatory purposes.

          In August 2002, the Company’s newly formed wholly owned subsidiary, PMB Capital Trust I, a Delaware trust, sold $5,000,000 of trust preferred securities to an institutional investor in a private placement.  These securities mature in 30 years, are redeemable at the Company’s option beginning after 5 years, and require semi-annually distributions, initially at a rate of 5.388% which will reset semi-annually at the six month LIBOR rate plus 3.625%.  The trust preferred securities are subordinated to other borrowings that may be obtained by the Company in the future.  The securities qualify as tier one capital for regulatory purposes.

          In September 2002, the Company’s newly formed wholly owned subsidiary, PMB Statutory Trust III, a Connecticut trust, sold $7,000,000 of trust preferred securities in an institutional private placement.  These securities mature in 30 years, are redeemable at the Company’s option beginning after 5 years, and require quarterly distributions, initially at a rate of 5.22% which will reset quarterly at the three month LIBOR rate plus 3.40%.  The trust preferred securities are subordinated to other borrowings that may be obtained by the Company in the future.  $2,444,700 of the securities qualifies as tier one capital for regulatory purpose while the remaining $4,555,300 qualifies for Tier II capital.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

          Forward–Looking Information

          The following discussion contains information regarding operating trends and expectations regarding our future performance (which is referred to as “forward–looking information”). That information is subject to the uncertainties and risks described below in the Section of this Report entitled “Forward Looking Information and Uncertainties Regarding Future Financial Performance” and readers of this Report are urged to read that Section in its entirety.

          Background

        The following discussion should be read in conjunction with the Company’s quarterly unaudited consolidated financial statements, and the notes thereto, contained earlier in this Report.

          Substantially all of our operations are conducted by the Bank, which accounts for substantially all of our revenues and expenses. The principal determinant of a bank’s income is net interest income, which is the difference between the interest that a bank earns on loans, investments and other interest earning assets, and its interest expense, which consists primarily of the interest it must pay to attract and retain deposits and the interest that it pays on its other interest bearing liabilities. A bank’s interest income and interest expense are, in turn, affected by a number of factors, some of which are outside of its control, including the monetary policies of the Federal Reserve Board and national and local economic conditions, which affect interest rates and also the demand for loans and the ability of borrowers to meet their loan payment obligations.

          Recent Operating Results

          During 2001 the Federal Reserve Board adopted and implemented a monetary policy that was designed to reduce market rates of interest in an effort to stimulate the U.S. economy, which was heading into recession. That policy has continued into 2002, as the hoped for economic recovery has been slow to develop. As a result of that policy, during the nine months ended September 30, 2001 the prime rate of interest charged by most banks declined from 9.50% to a low of 6.00%; and by January 1, 2002 the prime rate of interest had declined further, to 4.75% where it has remained throughout the nine months ended September 30, 2002. As a result, our net interest margin for the three and nine month periods ended September 30, 2002 was 3.74% and 3.61%, respectively, as compared to 4.70% and 4.69%, respectively, during the same three and nine month periods of 2001.

          Despite those declines in our net interest margin, we generated net interest income of $3,526,400 and $8,361,600, respectively, in the three and nine month periods ended September 30, 2002, which represented increases of $1,299,000 or 58% and $2,280,900 or 38%, respectively, over the net interest income generated in the same periods of 2001. Additionally, noninterest income, consisting largely of revenue from our mortgage loan operations, increased by $353,100, or 35%, in the quarter ended September 30, 2002 as compared to the same quarter of 2001 and by $1,216,400 or 54%, for the nine months ended September 30, 2002 as compared to the same period in 2001.

          Noninterest expense of $3,717,500 increased $1,005,200 for the quarter ended September 30, 2002 as compared to the same quarter in 2001. This increase in noninterest expense was primarily due to the opening of the Bank’s sixth full–service financial center in La Jolla, and a Loan Production Office in North Orange County in the second quarter of 2002. As a result, for the quarter ended September 30, 2002, the Company earned  $555,800, or $0.08 per fully diluted share, as compared to net income of $534,700, or $0.08 per fully diluted share, for the same quarter of 2001. Noninterest expense for the nine months ended September 30, 2002, increased $3,805,500 as compared to the same period in 2001. This increase was due to the aforementioned growth–related expenses along with the opening of two new financial centers in Costa Mesa, and Beverly Hills, California that occurred in the second and third quarters of 2001. For the nine months ended September 30, 2002, the Company earned $512,900, or $0.08 per fully diluted share, as compared to net income of $1,424,200, or $0.22 per fully diluted share, for the same period of 2001.

Set forth below are key financial performance ratios for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,

	2002	2001	2002	2001

Return on average assets (1).	0.55%	1.07%	0.21%	1.04%
Return on average shareholders’ equity (1)	5.83%	5.90%	1.84%	5.42%
Net interest margin (2)	3.74%	4.70%	3.61%	4.69%
Basic income per share	$0.09	$0.08	$0.08	$0.22
Fully diluted income per share	$0.08	$0.08	$0.08	$0.22
Weighted average shares outstanding – basic	6,397,931	6,339,816	6,370,146	6,334,647
Weighted average shares outstanding – diluted	6,525,026	6,525,145	6,538,175	6,488,435

(1)       Annualized.
(2)       Net interest income expressed as a percentage of total average interest earning assets.

          RESULTS OF OPERATIONS

          Net Interest Income

          We generated net interest income of $3,526,400 and $8,361,600 respectively, in the three and nine months ended September 30, 2002 as compared to $2,227,400 and $6,080,700, respectively, for the corresponding periods of 2001. These increases in net interest income were largely attributable to increases in interest income of $2,073,600 and $3,212,800 respectively, in the three and nine months ended September 30, 2002, which more than offset increases in our interest expense of $774,600 and $931,900, respectively, in those same periods. The increases in interest income were primarily attributable to increases in the volume of our interest earning assets, which more than offset the effect of declining interest rates on loans and other interest earning assets due to declining market rates of interest that resulted from the Federal Reserve Board’s monetary policy and a general slowness in the economy. The increases in interest earning assets included increases in our average loans outstanding of approximately $72, 426,100 and $67,215,000, respectively, and increases in the average balances of government and agencies securities of $130,529,000 and $52,361,400, respectively in the quarter and nine months ended September 30, 2002, representing a shift from lower yielding federal funds sold.

          The increases in interest expense for the three and the nine months ended September 30, 2002 were due primarily to increases in the volume of interest bearing deposits and borrowings from the Federal Home Loan Bank, which more than offset the effect on interest expense of declining market rates of interest. Average interest bearing deposits outstanding during the three and nine month periods ended September 30, 2002 increased by approximately $107,621,100 and $75,051,100, respectively, as compared to the corresponding periods of 2001. In addition, other borrowings, consisting primarily of borrowings from the Federal Home Loan Bank, increased by $34,903,800 and $16,676,400, respectively, during the three and nine months ended September 30, 2002, as compared to the same periods in 2001.

          Our ratio of net interest income to average earning assets (“net interest margin”) for the three and nine month periods ended September 30, 2002 declined to 3.74% and 3.61%, respectively, from 4.70% and 4.69% in the same respective periods of 2001. These declines were primarily attributable to decreases in the average prime lending rate that occurred subsequent to September 30, 2001.

          As described below in the subsection entitled “Asset/Liability Management,” our balance sheet was shown to be in a negative gap position at September 30, 2002. This implies that our earnings would decrease in the short–term if interest rates were to rise and would increase in the short–term if interest rates were to fall.

          Provision for Loan Losses

          Like virtually all banks and other financial institutions, we follow the practice of maintaining a reserve or allowance (the “Allowance”) for possible losses on loans and leases that occur from time to time as an incidental part of the banking business. When it is determined that the payment in full of a loan has become unlikely, the carrying value of the loan is reduced to its realizable value. This reduction, which is referred to as a loan “charge–off” is charged against the Allowance. The amount of the Allowance is increased periodically to replenish the Allowance after it has been reduced due to loan charge–offs and to reflect changes in (i) the volume of outstanding loans, and (ii) the risk of potential losses due to a deterioration in the condition of borrowers or in the value of property securing non–performing loans or changes in economic conditions. See “Financial Condition–Allowance for Loan Losses” below in this Section of this Report. Increases in the Allowance are made through a charge, recorded as an expense in the statement of income, referred to as the “provision for loan losses.” Recoveries of loans previously charged–off are added back to and, therefore, have the effect of increasing, the Allowance.

          During the quarter ended September 30, 2002, we made a provision for loan losses of $250,000 as compared to $100,000 for the quarter ended September 30, 2001, in response to the growth in the volume of our outstanding loans. Charge offs of loans during the quarter ended September 30, 2002 were $10,500. For the nine months ended September 30, 2002 loan charge offs were $15,100. At September 30, 2002, the Allowance for Loan Losses represented 1.11% of our gross loans excluding loans held for sale. See “Financial Condition – Allowance for Loan Losses” below.

          Although we employ economic models that are based on bank regulatory guidelines and industry standards to evaluate and determine the sufficiency of the Allowance and, thereby, the amount of the provisions required to be made for potential loan losses, those determinations involve judgments or forecasts about future economic conditions and other events that are subject to a number of uncertainties, some of which are outside of our ability to control. See the discussion below under the caption “Forward Looking Information and Uncertainties Regarding Future Performance.” In the event of unexpected subsequent events or changes in circumstances, it could become necessary in the future to incur additional charges in order to increase the Allowance, which would have the effect of reducing our income or even causing us to incur losses.

          Noninterest Income

          Noninterest income consists primarily of mortgage banking income (which includes loan origination and processing fees and yield spread premiums) and net gains on sales of loans held for sale, which are generated by our mortgage loan division. That division originates conforming and non–conforming, agency quality, residential first and home equity mortgage loans. As indicated in the table below, noninterest income increased by $353,100, or 35%, and by $1,216,400, or 54%, respectively in the three and nine months ended September 30, 2002, as compared to the same respective periods of 2001. Those increases were primarily attributable to substantial increases in mortgage loan originations as a result of significant increases in the volume of mortgage loan refinancings prompted by declining market rates of interest.

	Three Months Ended September 30,		Nine months Ended September 30,

	2002	2001	2002	2001

Mortgage banking, including net gains on sales of loans held for sale	$1,003,300	$865,700	$2,760,600	$1,804,200
Referral fee, loans	140,000	—	140,000	—
Service charges and fees	42,800	57,400	130,800	169,900
ACH fee income	30,600	—	163,800	2,200
Net gains on sales of securities available for sale	74,000	—	74,000	—
Merchant income	6,100	81,100	18,300	205,600
Other	75,900	15,400	190,700	79,900

Total noninterest income	$1,372,700	$1,019,600	$3,478,200	$2,261,800

          Noninterest Expense

          Total noninterest expense for the three and nine month periods ended September 30, 2002, were $3,717,500 and $10,523,800, respectively, as compared to $2,712,300 and $6,718,300 for the corresponding periods of 2001. As indicated in the table below, salaries and employee benefits constitute the largest components of noninterest expense. The increase in noninterest expense in the third quarter of 2002 was primarily attributable to increased staffing, occupancy and equipment costs incurred in connection with the opening by the Bank of a new financial center in La Jolla, California and a new loan production office, and the commencement of operations of a new securities brokerage subsidiary of the Company. The increase in noninterest expense for the nine months ended September 30, 2002 as compared to the same period for 2001, was primarily attributable to the growth mentioned above, as well as the opening of two new financial centers in Costa Mesa and Beverly Hills, California and the establishment of Company headquarters offices in Costa Mesa, which took place in the second and third quarters of 2001. Other professional expenses increased as a result of the legal costs incurred in connection with credit card refund claims in our merchant processing area.

          The following table sets forth the principal components of noninterest expense and the amount thereof, incurred in the three and nine month periods ended September 30, 2002 and 2001.

	Three Months Ended September 30,		Nine months Ended September 30,

	2002	2001	2002	2001

Salaries and employee benefits	$1,958,800	$1,393,000	$5,376,000	$3,457,100
Occupancy	424,300	382,600	1,210,500	740,900
Depreciation	250,500	189,200	703,600	445,500
Equipment	101,800	59,900	210,800	124,700
Data processing	103,500	74,900	284,200	220,200
Professional fees	168,600	94,000	554,000	291,300
Other loan related	64,600	107,300	249,600	270,500
Stationery and supplies	107,200	71,000	284,300	161,200
Courier	76,900	68,600	216,400	159,200
Customer fees paid	54,200	35,500	199,900	120,100
Telephone	32,800	56,400	137,600	106,700
Organizational costs PMB Securities, Corporation	—	—	70,700	—
Mileage and parking	35,900	19,600	87,600	33,500
Insurance	43,100	23,000	94,400	62,600
Professional dues and memberships	11,200	13,700	56,800	36,600
Advertising, promotion, and development	71,900	14,900	157,100	161,300
Correspondent bank service charges	42,400	39,400	132,800	107,600
Other operating expense (1)	169,800	69,300	497,500	219,300

Total noninterest expense	$3,717,500	$2,712,300	$10,523,800	$6,718,300

(1)     Other operating expense primarily consists of donations, postage, loss in cash surrender value of life insurance, deposit insurance premiums, and travel expense.

          Due largely to the growth–related expenses described above, noninterest expense as a percentage of the sum of net interest income and noninterest income (the “efficiency ratio”) impoved to 75.9% for the quarter ended September 30, 2002 compared to 83.5% for the corresponding period of 2001 and increased to 88.9% for the nine months ended September 30, 2002 from 80.5% for the same nine month period in 2001.

ASSET/LIABILITY MANAGEMENT

          The objective of asset/liability management is to reduce our exposure to interest rate fluctuations, which can affect our net interest margins and, therefore, our net interest income and net earnings. We seek to achieve this objective by matching interest–rate sensitive assets and liabilities, and maintaining the maturity and repricing of these assets and liabilities at appropriate levels given the interest rate environment. Generally, if rate sensitive assets exceed rate sensitive liabilities, the net interest income will be positively impacted during a rising rate environment and negatively impacted during a declining rate environment. When rate sensitive liabilities exceed rate sensitive assets, the net interest income will generally be positively impacted during a declining rate environment and negatively impacted during a rising rate environment. However, because interest rates for different asset and liability products offered by depository institutions respond differently to changes in the interest rate environment, the gap is only a general indicator of interest rate sensitivity.

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

          The table below sets forth information concerning our rate sensitive assets and rate sensitive liabilities as of September 30, 2002. The assets and liabilities are classified by the earlier of maturity or repricing date in accordance with their contractual terms. Certain shortcomings are inherent in the method of analysis presented in the following table.

	Three Months Or Less	Over Three Through Twelve Months	Over One Year Through Five Years	Over Five Years	Non– Interest Bearing	Total

Assets
Interest–earning deposits in other Financial institutions	$297,000	$1,191,000	$—	$—	$—	$1,488,000
Securities available for sale	6,425,500	13,576,400	76,250,800	81,763,000	—	178,015,700
Federal Reserve Bank and Federal Home
Loan bank stock	3,420,000	892,900	—	—	—	4,312,900
Federal funds sold	18,000,000	—	—	—	—	18,000,000
Loans, gross	99,421,200	37,655,200	59,565,500	48,093,800	—	244,735,700
Non–interest earning assets	—	—	—	—	22,166,100	22,166,100

Total assets	$127,563,700	$53,315,500	$135,816,300	$129,856,800	$22,166,100	$468,718,400

Liabilities and Stockholders’ Equity:
Noninterest–bearing deposits	$—	$—	$—	$—	$111,653,100	$111,653,100
Interest–bearing deposits	117,638,700	79,884,700	44,985,500	—	—	242,508,900
Borrowings	7,835,500	—	45,000,000	—	—	52,835,500
Investment in trust preferred securities	12,000,000	5,000,000	—	—	—	17,000,000
Other liabilities	—	—	—	—	7,117,100	7,117,100
Stockholders’ equity	—	—	—	—	37,603,800	37,603,800

Total liabilities and stockholders equity	$137,474,200	$84,884,700	$89,985,500	$—	$156,374,000	$468,718,400

Interest rate sensitivity gap	$(9,910,500)	$(31,569,200)	$45,830,800	$129,856,800	$(134,207,900)	$—

Cumulative interest rate sensitivity gap	$(9,910,500)	$(41,479,700)	$4,351,100	$134,207,900	$—	$—

Cumulative % of rate sensitive assets in maturity period	27.22%	38.59%	67.57%	95.27%	100.00%

Rate sensitive assets to rate sensitive Liabilities	0.93	0.63	1.51	N/A	N/A

Cumulative ratio	0.93	0.81	1.01	1.43	N/A

At September 30, 2002, our rate sensitive balance sheet was shown to be in a negative gap position. This implies that our net interest margin would decrease in the short–term if interest rates rise and would increase in the short–term if interest rates were to fall. However, as noted above, the extent to which our net interest margin will be impacted by changes in prevailing interests rates will depend on a number of factors, including how quickly rate sensitive assets and liabilities react to interest rate changes.

FINANCIAL CONDITION

          Assets

          We increased our total assets by 75.9% to $468,718,400 at September 30, 2002 from $266,434,000 at December 31, 2001. The increase in assets was funded by increases in deposits and borrowings and by the issuance of $17,000,000 of trust preferred securities. The additional funds from these sources were used primarily to fund loans and purchase securities available for sale.

          Loans Held for Sale

          Loans held for sale totaled $51,530,000 at September 30, 2002, down from $63,696,600 at December 31, 2001. This decrease was attributable primarily to a decrease in the average number of days outstanding due to quicker processing times by investors.   Loans held for sale are carried at the lower of cost or estimated fair value in the aggregate except for those that are designated as fair value hedges which are carried at fair value. There were approximately $51.5 million of loans held for sale designated as fair value hedges at September 30, 2002. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.

          Loans

          Loans outstanding at September 30, 2002 and December 31, 2001 (exclusive of loans held for sale) were made to customers in Southern California, the primary market areas being Orange, Los Angeles, and San Diego Counties. The greatest concentration of our loans are in real estate and commercial loans, which represented 63% and 33%, respectively, of the loan portfolio at September 30, 2002 and 46% and 45%, respectively, at December 31, 2001.  The increase in concentration of real estate loans reflects primarily an increase in multifamily residential loans.

          The loan portfolio consisted of the following at September 30, 2002 and December 31, 2001:

	September 30, 2002	Percent	December 31, 2001	Percent

Real estate loans	$121,738,800	63.0%	$68,447,200	45.8%
Commercial loans	62,836,200	32.5%	66,842,400	44.8%
Construction loans	2,846,500	1.5%	7,040,000	4.7%
Consumer loans	5,734,100	3.0%	6,992,300	4.7%

Gross loans	193,155,600	100.0%	149,321,900	100.0%

Deferred loan origination costs, net	50,100		138,200
Allowance for loan losses	(2,135,400)		(1,695,500)

Loans, net	$191,070,300		$147,764,600

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

          The following table sets forth the maturity distribution of the Bank’s loan portfolio (excluding consumer loans) at September 30, 2002:

	One Year Or Less	Over One Year Through Five Years	Over Five Years	Total

Real estate loans
Floating rate	$4,086,800	$12,308,900	$95,953,600	$112,349,300
Fixed rate	2,493,900	2,358,100	4,537,500	9,389,500
Commercial loans
Floating rate	34,269,600	8,553,300	1,704,600	44,527,500
Fixed rate	8,247,700	8,331,400	1,729,600	18,308,700
Construction loans
Floating rate	1,850,200	—	—	1,850,200
Fixed rate	996,300	—	—	996,300

Total	$51,944,500	$31,551,700	$103,925,300	$187,421,500

          Allowance for Loan Losses

          The allowance for loan losses at December 31, 2001 was $1,695,500, which represented 1.1% of outstanding loans, excluding loans held for sale, at that date. At September 30, 2002, the allowance had increased to $2,135,400, which represented 1.1% of outstanding loans, excluding loans held for sale, at that date. The Bank carefully monitors changing economic conditions, the loan portfolio by category, borrowers’ financial condition and the history of the portfolio in determining the adequacy of the allowance for loan losses. We are not currently aware of any information indicating that there will be material deterioration in our loan portfolio, and we believe that the allowance for loan losses at September 30, 2002 is adequate to provide for losses inherent in the portfolio. However, the allowance was established on the basis of estimates developed primarily from historical industry loan loss data because the Bank commenced operations in March 1999 and lacks any long–term historical data relating to the performance of loans in its loan portfolio. As a result, ultimate losses may vary from the estimates used to establish the allowance. As the volume of loans increases, additional provisions for loan losses will be required to maintain the allowance at adequate levels. Additionally, if economic conditions were to deteriorate, which would have the effect of increasing the risk that borrowers would encounter difficulty meeting their loan obligations, it would become necessary to increase the allowance by means of additional provisions for loan losses.

          We also measure and reserve for impairment on a loan by loan basis using either the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral if the loan is collateral dependent. We exclude from our impairment calculations smaller, homogeneous loans such as consumer installment loans and lines of credit. Also, loans that experience insignificant payment delays or payment shortfalls are generally not considered impaired. The Bank had no impaired loans as of September 30, 2002 or December 31, 2001.

          A summary of the transactions in the allowance for loan losses for the nine months ended September 30, 2002 and the year ended December 31, 2001 is as follows:

	September 30, 2002	December 31, 2001

Balance, beginning of period	$1,695,500	$1,145,500
Provision for loan losses	455,000	550,000
Recoveries	—	—
Amounts charged off	(15,100)	—

Balance, end of period	$2,135,400	$1,695,500

          Nonperforming Assets

          As of September 30, 2002, the Bank had $61,000 in nonaccrual and impaired loans and $3,700 in loans delinquent 90 days or more with principal still accruing interest. The Bank had no restructured loans as of September 30, 2002. There were no nonaccrual loans, restructured loans, or loans which were considered impaired at December 31, 2001.

          Deposits

          At September 30, 2002 deposits totaled $354,162,000, which included $77,502,400 of certificates of deposits of $100,000 or more. By comparison, at December 31, 2001, deposits totaled $211,461,900, which included $39,952,400 of certificates of deposit of $100,000 or more. Noninterest bearing demand deposits totaled $111,653,100 or 31.5% of total deposits at September 30, 2002. By comparison noninterest bearing demand deposits totaled $88,832,900, or 42.0% of total deposits, at December 31, 2001.  The change in the mix of noninterest bearing demand deposits to total deposits from December 31, 2001 to September 30, 2002, was driven by the increase in certificate of deposit business generated through the Internet branch.

          Set forth below is maturity schedule of domestic time certificates of deposits outstanding at September 30, 2002:

Maturities	Certificates of Deposit Under $100,000	Certificates of Deposit of $ 100,000 or more

Three months or less	$11,127,000	$24,908,000
Over three through six months	14,322,800	23,587,900
Over six through twelve months	24,749,600	17,224,400
Over twelve months	31,521,700	11,782,100

	$81,721,100	$77,502,400

          Business Segment Reporting

          The Company has two reportable business segments, the commercial banking division and the mortgage banking division. The commercial bank segment provides small and medium–size businesses, professional firms and individuals with a diversified range of products and services such as various types of deposit accounts, various types of commercial and consumer loans, cash management services, and Internet banking services. The mortgage banking segment originates and purchases residential mortgages that, for the most part, are resold within 30 days to long–term investors in the secondary residential mortgage market.

          Since the Company derives all of its revenues from interest and noninterest income and interest expense is its most significant expense, these two segments are reported below using net interest income (interest income less interest expense) and noninterest income (net gains on sales of loans held for sale and fee income) for the nine months ended September 30, 2002 and 2001. The Company does not allocate general and administrative expenses or income taxes to the segments.

	Commercial	Mortgage	Other	Total

Net interest income for the nine months ended September 30:
2002	$4,200,600	$1,759,800	$2,401,200	$8,361,600
2001	3,204,700	1,320,400	1,555,600	6,080,700
Noninterest income for the nine months ended September 30:
2002	643,600	2,760,600	74,000	3,478,200
2001	375,500	1,804,200	82,100	2,261,800
Segment Assets at:
September 30, 2002	191,876,700	52,172,800	224,668,900	468,718,400
December 31, 2001	149,683,500	65,177,900	51,572,600	266,434,000

LIQUIDITY

          Our liquidity needs are actively managed to insure sufficient funds are available to meet the ongoing needs of the Bank’s customers. We project the future sources and uses of funds and maintain sufficient liquid funds for unanticipated events. The primary sources of funds include payments on loans, the sale or maturity of investments and growth in deposits. The primary uses of funds includes funding new loans, making advances on existing lines of credit, purchasing investments, funding deposit withdrawals and paying operating expenses. The Bank maintains funds in overnight federal funds and other short–term investments to provide for short–term liquidity needs. The Bank also maintains credit lines with the Federal Home Loan Bank and other financial institutions to meet any additional liquidity requirements.

          Cash flow provided by financing activities, primarily representing increases in deposits, borrowings, and trust preferred securities, totaled $196,516,100 for the nine months ended September 30, 2002. Cash flow provided by operating activities, primarily representing the proceeds from the sale of loans held for sale somewhat offset by originations and purchases of loans held for sale, totaled $16,435,800. Cash flow used in investing activities, primarily representing purchases of investment securities available for sale and increases in loans, totaled $213,201,800 for the nine months ended September 30, 2002.

          At September 30, 2002, liquid assets, which included cash and due from banks, federal funds sold, interest earning deposits with financial institutions and unpledged securities available for sale (excluding Federal Reserve Bank stock and Federal Home Loan Bank stock) totaled $130,019,500 or 28% of total assets.

          Our primary uses of funds are loans and our primary sources of the funds that we use to make loans are deposits. Accordingly, the relationship between gross loans and total deposits provides a useful measure of our liquidity. Since repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loan to deposit ratio the less liquid are our assets. On the other hand, since we realize greater yields and higher interest income on loans than we do on investments, a lower loan to deposit ratio can adversely affect interest income and earnings. As a result, management’s goal is to achieve a loan to deposit ratio that appropriately balances the requirements of liquidity and the need to generate a fair return on assets. At September 30, 2002, the ratio of loans to deposits (excluding loans held for sale) was 55%, compared to 71% at December 31, 2001.

          As of September 30, 2002, the Company had $7.8 million in securities sold under agreements to repurchase which are classified as secured borrowings and mature within one day from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. The Bank monitors the fair value of the underlying securities to ensure that sufficient collateral exists. In addition, the Company had $45.0 million in advances from the Federal Home Loan Bank as of September 30, 2002.  These advances represent the Bank’s asset/liability management objective to reduce exposure to interest rate fluctuations. Of these advances, $15 million are for a two–year term and bear interest at 3.17% per annum, maturing on September 21, 2004,  $20 million are for a two-year term and bear interest at 2.25% per annum, maturing on September 18, 2004, and $10 million of these advances mature in three years on September 16, 2005, and bears interest at 2.70%.

INVESTMENTS AND INVESTMENT POLICY

          Our investment policy is designed to provide for our liquidity needs and to generate a favorable return on investments without undue interest rate risk, credit risk or asset concentrations. Our investment policy authorizes us to invest in obligations issued or fully guaranteed by the United States government, certain federal agency obligations, certain time deposits, certain municipal securities and federal funds sold. It is our policy that there will be no trading account. The weighted average life of the U.S. government and federal agency securities portfolio cannot exceed ten years. The weighted average life of the state and local municipal securities portfolio cannot exceed twelve years. Time deposits must be placed with federally insured financial institutions, cannot exceed $100,000 in any one institution and may not have a maturity exceeding twenty–four months.

          Securities available for sale are those that we intend to hold for an indefinite period of time, but that may be sold in response to changes in liquidity needs, changes in interest rates, changes in prepayment risks or other similar factors. The securities are recorded at fair value. Any unrealized gains and losses are reported as “Other Comprehensive Income (Loss)” rather than included in or deducted from earnings.

          The following is a summary of the major components of securities available for sale and a comparison of the amortized cost, estimated fair values and gross unrealized gains and losses as of September 30, 2002 and December 31, 2001:

September 30, 2002	Gross Amortized Cost	Gross Unrealized Gains	Estimated Unrealized (Losses)	Fair Value

Available–For–Sale:
U.S. Treasury Securities	$2,016,700	$29,900	$—	$2,046,600
U.S. Agency and Mortgage Backed Securities	174,799,100	681,300	(185,900)	175,294,500
Collateralized Mortgage Obligations	671,700	3,100	(200)	674,600

Subtotal	177,487,500	714,300	(186,100)	178,015,700
Federal Reserve Bank Stock	892,900	—	—	892,900
Federal Home Loan Bank Stock	3,420,000	—	—	3,420,000

Total	$181,800,400	$714,300	$(186,100)	$182,328,600

December 31, 2001	Gross Amortized Cost	Gross Unrealized Gains	Estimated Unrealized (Losses)	Fair Value

Available–For–Sale:
U.S. Agency and Mortgage Backed Securities	$8,206,500	$133,900	$—	$8,340,400
Collateralized Mortgage Obligations	3,450,100	55,700	(300)	3,505,500

Subtotal	11,656,600	189,600	(300)	11,845,900
Federal Reserve Bank Stock	861,700	—	—	861,700
Federal Home Loan Bank Stock	645,000	—	—	645,000

Total	$13,163,300	$189,600	$(300)	$13,352,600

          At September 30, 2002, U.S. Treasury securities, U.S. Government agency securities and collateralized mortgage obligations with a fair market value of $84,351,600 were pledged to secure Federal Home Loan Bank advances, repurchase agreements, local agency deposits, and debtor in possession accounts.  The increase in the security portfolio of $169 million as of September 30, 2002 as compared to December 31, 2001 reflects the continued shift from federal funds sold and an increase in funding sources from deposits and trust preferred securities.

          The amortized cost and estimated fair value of debt securities at September 30, 2002 by contractual maturities are shown in the following table. Expected maturities and scheduled payments will differ from contractual maturities shown, particularly with respect to collateralized mortgage obligations, because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Maturing in

	One year Or less	Over one year Through five Years	Over five years Through ten years	Over ten years	Total

Available for sale, amortized cost	$2,700,500	$68,145,600	$74,179,600	$32,461,800	$177,487,500
Available for sale, estimated fair value	$2,751,000	$68,408,700	$74,340,800	$32,515,200	$178,015,700

CAPITAL RESOURCES

          The Company and the Bank are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can lead to certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s operating results or financial condition. Under capital adequacy guidelines and the regulatory framework for prompt corrective action that apply to all bank holding companies and FDIC insured banks in the United States, the Company (on a consolidated basis) and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off–balance sheet items as calculated under regulatory accounting practices. The Company’s capital and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

          Quantitative measures established by regulation to ensure capital adequacy require the Company (on a consolidated basis) and the Bank to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk–weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes that, as of September 30, 2002, the Company (on a consolidated basis) and the Bank met all capital adequacy requirements to which they are subject.

          In June 2002, the Company’s newly formed wholly owned subsidiary, Pacific Mercantile Capital Trust I, a Delaware trust, sold $5,000,000 of trust preferred securities to an institutional investor in a private placement. These securities mature in 30 years, are redeemable at the Company’s option beginning after 5 years, and require quarterly distributions, initially at a rate of 5.605%, which will reset quarterly at the three month LIBOR rate plus 3.75%. In August 2002, the Company formed a new wholly owned subsidiary, PMB Capital Trust I, a Delaware trust, which sold $5,000,000 of trust preferred securities to an institutional investor in a private placement. These securities mature in 30 years, are redeemable at the Company’s option beginning after 5 years, and require semi-annual distributions, initially at a rate of 5.388% which will reset semi-annually at the six month LIBOR rate plus 3.625%.  In September 2002, the Company’s newly formed wholly owned subsidiary, PMB Statutory Trust III, a Connecticut trust, sold $7,000,000 of trust preferred securities in an institutional private placement.  These securities mature in 30 years, are redeemable at the company’s option beginning after 5 years, and require quarterly distributions, initially at a rate of 5.22% which will reset quarterly at the three month LIBOR rate plus 3.40%.

          The trust preferred securities are subordinated to other borrowings that may be obtained by the Company in the future. Of the $17,000,000 in trust preferred securities issued to date, $12,444,700 of the securities qualify as tier one capital, with the remaining securities qualifying as tier two capital for regulatory purposes.  The proceeds from the sale of the trust preferred securities are intended to be used to fund the Company’s continued growth.

          As of September 30, 2002, based on applicable capital regulations, the Company (on a consolidated basis) and the Bank are categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company and the Bank must maintain minimum total risk–based, Tier I risk–based and Tier I leverage ratios as set forth in the following table which contains a comparison of the Company and Bank’s capital and capital ratios at September 30, 2002 to the regulatory requirements applicable to them.

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital to Risk Weighted Assets:
Bank	$39,391,800	11.3%	$27,996,500	8.0%	$34,995,600	10.0%
Company	56,469,600	16.1%	28,112,900	8.0%	35,141,100	10.0%
Tier I Capital to Risk Weighted Assets:
Bank	37,256,500	10.7%	13,998,200	4.0%	20,997,400	6.0%
Company	49,779,000	14.2%	14,056,500	4.0%	21,084,700	6.0%
Tier I Capital to Average Assets:
Bank	37,256,500	9.4%	15,805,700	4.0%	19,757,200	5.0%
Company	49,779,000	12.5%	15,925,900	4.0%	19,907,400	5.0%

          The Company intends to retain earnings to support future growth and, therefore, does not intend to pay dividends for at least the foreseeable future.

FORWARD LOOKING INFORMATION AND UNCERTAINTIES REGARDING FUTURE FINANCIAL PERFORMANCE

          This Report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations above, contains “forward–looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward–looking statements are estimates of or statements about our expectations or beliefs regarding, our future financial performance or anticipated future financial condition that are based on current information. Those estimates and expectations and beliefs, however, are subject to a number of risks and uncertainties that could cause our actual operating results in the future to differ significantly from those expected at the current time. Those risks and uncertainties include, although they are not limited to, the following:

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

          Possible Adverse Changes in Economic Conditions.   Adverse changes in national or local economic conditions could (i) reduce loan demand which could, in turn, reduce interest income and net interest margins; (ii) adversely affect the financial capability of borrowers to meet their loan obligations which, in turn, could require increases in provisions made for possible loan losses, thereby adversely affecting operating results; and (iii) lead to reductions in real property values that, due to our reliance on real property to secure many of our loans, could make it more difficult for us to prevent losses from being incurred on non–performing loans through the sale of such real properties.

          Possible Changes in FRB Monetary Policies.    Changes in national economic conditions, such as increases in inflation or declines in economic output often prompt changes in Federal Reserve Board monetary policies that could reduce interest income or increase the cost of funds to us, either of which could result in reduced earnings. During the past year there has been a slowing in economic growth nationally, the continued duration of which is difficult to predict at this time. In an effort to stimulate the economy, the Federal Reserve Board has reduced market rates of interest, one of the effects of which has been to reduce our net interest margins. On November 6, 2002, the Federal Reserve Board announced a further reduction in interest rates and it is difficult to predict how much longer the Federal Reserve Board will continue to keep interest rates low. Additionally, uncertainties remain as to whether the national economy will strengthen and there is the risk that political unrest in the Middle East could lead to increases in energy prices that could adversely affect the economy and, therefore, the demand for loans and the financial strength of borrowers.

          Changes in Regulatory Policies.    Changes in federal and state bank regulatory policies, such as increases in capital requirements or in loan loss reserve or asset/liability ratio requirements, could adversely affect earnings by reducing yields on earning assets or increasing operating costs.

          Effects of Growth.    It is our intention to take advantage of opportunities to increase our business, either through acquisitions of other banks or the establishment of new banking offices. Additional growth will cause increases in noninterest expense that could adversely affect our operating results, which is what occurred during the nine months ended September 30, 2002 as a result of our opening of new financial centers and the commencement of operations of the Company’s securities brokerage subsidiary.

          Potential Credit Card Refund Claims.    In the fourth quarter of 2001 the Bank established a reserve of $700,000 for claims for refunds of credit card charges that the Bank collected for a former merchant customer that encountered financial difficulties during that quarter and subsequently filed for bankruptcy protection in an effort to reorganize and resume its operations. Those financial difficulties led to the assertion of claims against the Bank for refunds of credit card charges by some of the merchant’s consumers. The outcome of the merchant’s efforts to reorganize is uncertain. As a result, additional refund claims could be asserted against the Bank in the future and it could become necessary to establish additional reserves for such claims, the amount of which is uncertain, but which could lead to increases in noninterest expense, which would have the effect of reducing our earnings, possibly significantly, or even causing us to incur losses. As of September 30, 2002, the remaining reserve for credit card refund claims amounted to $236,000.

          Other risks and uncertainties that could affect our financial performance or financial condition in the future are described in the Section entitled “Risk Factors” in the Prospectus dated September 14, 2000, included in our S–1 Registration Statement filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended, and our Annual Report on Form 10–K for the fiscal year ended December 31, 2001 filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. Readers of this Report are urged to review the discussion of those risks as well contained in that Prospectus and that Annual Report.

          Due to these and other possible uncertainties and risks, readers are cautioned not to place undue reliance on the forward–looking statements contained in this Report, which speak only as of the date of this Quarterly Report, or to make predictions based solely on historical financial performance. We also disclaim any obligation to update forward–looking statements contained in this Report, in our Prospectus or in our Annual Report, whether as a result of new information, future events or otherwise.

ITEM 3.    MARKET RISK

          Market risk is the risk of loss to future earnings, to fair values of assets or to future cash flows that may result from changes in the price or value of a financial instrument. The value of a financial instrument may change as a result of changes in interest rates and other market conditions. Market risk is attributed to all market risk sensitive financial instruments, including loans, investment securities, deposits and borrowings. We do not engage in trading activities or participate in foreign currency transactions for our own account. Accordingly, our exposure to market risk is primarily a function of our asset and liability management activities and of changes in market rates of interest. Changes in rates can cause or require increases in the rates we pay on deposits that may take effect more rapidly or may be greater than the increases in the interest rates we are able to charge on loans and the yields that we can realize on our investments. The extent of that market risk depends on a number of variables including the sensitivity to changes in market interest rates and the maturities of our interest earning assets and our deposits. See “Asset/Liability Management.”

ITEM 4.    CONTROLS AND PROCEDURES

          Within the past 90 days, we carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have each concluded that those controls and procedures were effective in making known to them, on a timely basis, the material information needed for the preparation of this Report on Form 10-Q. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect those internal controls since the date of their evaluation nor did we find any significant deficiencies or material weaknesses that would have required corrective actions to be taken with respect to those controls.

PART II – OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8–K

(a)	Exhibits.

	Exhibit 99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes–Oxley Act of 2002

	Exhibit 99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes–Oxley Act of 2002

(b)	Reports on Form 8–K:

None.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC MERCANTILE BANCORP

Date: November 14, 2002	By:	/s/ NANCY A. GRAY

Nancy A. Gray, Executive Vice President and Chief Financial Officer

CERTIFICATIONS OF CHIEF EXECUTIVE OFFICER
UNDER
SECTION 302 OF THE SARBANES-OXLEY ACT
I, Raymond E. Dellerba, Chief Executive Officer of Pacific Mercantile Bancorp, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Pacific Mercantile Bancorp;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Exchange Act) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002		/s/ RAYMOND E. DELLERBA

Raymond E. Dellerba
President and Chief Executive Officer

CERTIFICATIONS OF CHIEF FINANCIAL OFFICER
UNDER
SECTION 302 OF THE SARBANES-OXLEY ACT

I, Nancy A. Gray, Chief Financial Officer of Pacific Mercantile Bancorp, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Pacific Mercantile Bancorp;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Exchange Act) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002		/s/ NANCY A. GRAY

Nancy A. Gray
Chief Financial Officer

Index to Exhibits

Exhibit No.	Description of Exhibit

99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes–Oxley Act of 2002

99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes–Oxley Act of 2002

E-1