Form 10-K
period 2002-12-31
PACIFIC MERCANTILE BANCORP
filed 2003-03-31
CIK 1109546

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the transition period from ____________ to ____________

Commission file number 0-30777

PACIFIC MERCANTILE BANCORP
 (Exact name of Registrant as specified in its charter)

California	33-0898238

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

949 South Coast Drive, Suite 300, Costa Mesa, California	92626

(Address of principal executive offices)	(Zip Code)

(714) 438-2500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:	None

Securities registered pursuant to Section 12(g) of the Act:	Common Stock, without par value

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. YES   ☒   No   ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

          Indicate by check mark whether the Registrant is an accelerated filer (as defined in Securities Exchange Act
Rule 12b-2). YES   ☐   No   ☒

          The aggregate market value of voting shares held by non-affiliates of Registrant as of June 28, 2002, which was determined on the basis of the closing price of Registrant’s shares on that date, was approximately $38,088,000.

          As of March 17, 2003, there were 6,399,888 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Except as otherwise stated therein, Part III of the Form 10-K is incorporated by reference from the Registrant’s Definitive Proxy Statement for its 2003 Annual Meeting, which is expected to be filed with the Commission on or before April 30, 2003.

PACIFIC MERCANTILE BANCORP
ANNUAL REPORT ON FORM 10K
FOR THE YEAR ENDED DECEMBER 31, 2002

i

FORWARD LOOKING STATEMENTS

          Statements contained in this Report that are not historical facts or that discuss our expectations or beliefs regarding our future operations or future financial performance, or financial or other trend in our business, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “1933 Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “1934 Act”). Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts.  Often, they include the words “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “project,” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could,” or “may.” Forward-looking statements are estimates subject to a number of risks and uncertainties that could cause our financial condition or operating results in the future to differ significantly from those expected at the current time. Those risks and uncertainties are described in Part II of this Report in the Section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Forward Looking Information and Uncertainties Regarding Future Financial Performance” and readers of this Report are urged to read the cautionary statements contained in that Section of this Report.

          Due to these uncertainties and risks, readers are cautioned not to place undue reliance on forward-looking statements contained in the Report, which speak only as of the date of this Annual Report.  We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1.    BUSINESS.

Background

          Pacific Mercantile Bancorp (the “Company”) is a California corporation that owns all of the stock of Pacific Mercantile Bank, a California state chartered commercial bank (which, for convenience, will be referred to in this report as the “Bank” or “our Bank”). The capital stock of the Bank is our principal asset and substantially all of our business operations are conducted by the Bank which, as a result, accounts for substantially all of our revenues and income. As the owner of a commercial bank, Pacific Mercantile Bancorp is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (the “Bank Holding Company Act”) and, as such, our operations are regulated by the board of Governors of the Federal Reserve System (the “Federal Reserve Board”). See “Supervision and Regulation” below in this Report.

          The Bank is headquartered in Orange County, California, approximately 40 miles south of Los Angeles and conducts a commercial banking business in Orange, Los Angeles, and San Diego counties. The Bank is also a member of the Federal Reserve System and its deposits are insured, to the maximum extent permitted by law, by the Federal Deposit Insurance Corporation (commonly known as the “FDIC”). The Bank commenced business in March 1999, with the opening of its first commercial banking office, located in Newport Beach, California, and in April 1999 it launched its internet web site, at www.pmbank.com, where our customers are able to conduct many of their commercial banking transactions, more conveniently and less expensively, with us, 24 hours a day, 7 days a week. We have achieved rapid growth since then, opening a second banking office, located in San Clemente, California, in August 1999, a third banking office in Costa Mesa, California in June 2001, a fourth banking office in Beverly Hills, California in July 2001, a fifth banking office in La Jolla, California in June 2002 and a Loan Production Office (an “LPO”) in La Habra, California in June, 2002. At December 31, 2002, our total assets, net loans (including loans held for sale) and total deposits had grown to $574 million, $279 million and $423 million, respectively. Additionally, as of that date we were serving a total of approximately 6,800 deposit accounts, of which approximately 50% were business customers and customers of the bank who are located in 49 states and the District of Columbia have conducted banking transactions with the Bank via its Internet banking systems. It is our plan to expand our operations into other areas of Southern California, and we have obtained the necessary regulatory approvals to convert the LPO to a full service branch in La Habra, California, located in Orange County.

          The Company was organized in January 2000 to become a bank holding company for the Bank. In June 2000, it did so, following receipt of required regulatory approvals, by acquiring all of the stock of the Bank in a merger in which the shareholders of the Bank became the shareholders of Company, exchanging their shares of common stock of the Bank, on a one share-for-one share basis, for shares of Company’s common stock. Prior to that time, the Company had no material assets and had not conducted any business. In June 2000, immediately following the acquisition of the Bank, the Company completed an initial public offering of its common stock, registered under the Securities Act of 1933, in which we sold a total of 2,611,608 shares at a price of $8 per share. The net offering proceeds (after deducting underwriting commissions and offering expenses) totaled $18,527,200.

          As a matter of convenience, we will be using the term “Company” and the terms “we” and “us” to refer to Pacific Mercantile Bancorp, together with the Bank and the Company’s other subsidiaries. In certain instances in this Report where we discuss Pacific Mercantile Bancorp as a corporation separate from the Bank, such as the discussion of regulatory requirements that are applicable to Pacific Mercantile Bancorp, but not to the Bank, we may refer to Pacific Mercantile Bancorp as the “Bancorp”.

Our Commercial Banking Operations

          Through our banking offices and by means of the Internet, we seek to meet the banking needs of small and moderate size businesses, professional firms and individuals by providing our customers with:

A broad range of banking and financial service products, more typical of larger banks, in order to gain a competitive advantage over independent or community banks that do not provide the same range or breadth of services that we are able to provide to our customers.

A high level of personal service and responsiveness, more typical of independent and community banks, which we believe, gives us a competitive advantage over large out-of-state and other large multi-regional banks that are unable, or are unwilling, due to the expense involved, to provide that same level of personal service to this segment of the banking market.

The added flexibility, convenience and efficiency of conducting banking transactions with us over the Internet, which we believe further differentiates us from many of our competitors and enables us to reduce the costs of providing services to our customers.

          Deposit Products. We offer a number of different types of deposit accounts, including non-interest demand and interest bearing checking accounts, money market accounts, savings accounts and certificates of deposit. As of December 31, 2002, our deposits totaled $423 million. The following table sets forth, by type of deposit account, the average balances and total amounts of deposits maintained by customers at our Bank as of December 31, 2002:

Type of Deposit Account
(Dollars in thousands)	Average Balance	Total of Balances

Non-interest bearing checking accounts (1)	$101,975	$112,732
Interest bearing transaction accounts (2)	83,555	104,861
Certificates of Deposit (3)	113,487	205,049

Totals	$299,017	$422,642

(1)  Includes non-interest bearing demand checking accounts. Excludes $60,000 of non-interest demand deposits maintained at the Bank by PMB Securities Corp., a wholly owned subsidiary of the Company.

(2)  Includes money market accounts. Excludes $6,202,000 of money market deposits maintained at the Bank by the Company and $394,000 of money market deposits maintained at the Bank by PMB Securities Corp.

(3)  Time certificates of deposit in varying denominations under and over $100,000. Excludes a $250,000 certificate of deposit maintained at the Bank by the Company.

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

          The following table sets forth the types and the amounts (in thousands of dollars) of our loans that were outstanding as of December 31, 2002:

Type of Loan	Dollars

Commercial loans	$78,976
Real estate loans	77,897
Residential and multi-family mortgage loans	57,528
Construction loans	3,325
Consumer loans	6,696

Total (1)	$224,422

          (1)  Excludes loans held for sale of $57,294,000 and net deferred loan costs of $13,000.

Commercial Loans.

          The commercial loans we offer include short-term secured and unsecured loans with maturities ranging from 12 to 24 months; SBA guaranteed business loans with terms of up to 10 years; accounts receivable financing for terms of up to 12 months; and equipment and automobile loans and leases which generally amortize over a period of up to 7 years. The interest rates on these loans generally are adjustable and usually are indexed to The Wall Street Journal’s prime rate.  During the past year many of these loans were made subject to an interest rate floor in the 5.5% to 6.0% range.  In order to mitigate the risk of borrower default, we generally require collateral to support the credit or personal guarantees from the owners of the borrowers, or both. In addition, all loans must have well-defined primary and secondary sources of repayment. Generally, lines of credit are granted for no more than a 12-month period and are subject to periodic reviews.

          We also offer asset-based lending products, which involve a higher degree of risk in that the loan is designed for those borrowers who do not qualify for unsecured lending. Typically, these borrowers consist of companies that are growing rapidly, but cannot internally fund their growth without borrowings. These loans are generally collateralized by the borrower’s accounts receivable. We control our risk by requiring loan-to-value ratios of not more than 80% and by closely and regularly monitoring the amount and value of the collateral in order to maintain that ratio.

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

Real Estate Loans.

          The majority of our real estate and construction loans are secured by deeds of trust on nonresidential real property, of which a majority were secured by first trust deeds at December 31, 2002. 80% of our residential and multi-family mortgage loans, which were purchased from an unrelated mortgage banking firm, are secured primarily by first trust deeds on multi-family dwellings.

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

          Consumer Loans. We offer a variety of loan and credit products to consumers including personal installment loans, lines of credit and credit cards. We design these products to meet the needs of our customers and some are made at fixed rates of interest and others at adjustable rates. Consumer loans often entail greater risk than residential mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles, that may not provide an adequate source of repayment of the outstanding loan balance in the event of a default by the consumer. Consumer loan collections are dependent on borrowers’ ongoing financial stability. Furthermore, bankruptcy and insolvency laws may limit the amount which can be recovered on such loans. Consumer loans require a good payment record and, typically, debt ratios of not more than 40%.

     Business Services. We offer various financial services directed primarily at our business banking customers, including:

Automated clearinghouse origination services that enable any businesses that charge for their services or products on a monthly or other periodic basis to obtain payment from their customers through an automatic, pre-authorized debit from their customers’ bank accounts anywhere in the United States;

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

          Convenience Banking Services. We offer a number of services and products that make it more convenient to conduct banking transactions with us, such as our Internet banking system, ATM’s, phone banking, night drop services and armored car services to order and receive cash without having to travel to our banking offices.

          Automated Clearing House Origination Services.

          The Federal Reserve operates an automated or “electronic” clearing house system (which is commonly referred to as “ACH”) which enables businesses, with the authorization of their customers, to obtain payments of their charges by electronically debiting or crediting the banking accounts of their customers. ACH services enable businesses that sell products or services to customers to reduce their costs and improve their cash flow by:

                    Reduction of administrative and operating costs;

                    Reduced remittance processing costs resulting from the absence of handling checks;

                    Accelerated availability of funds;

                    Increased certainty of payment delivery;

                    Elimination of time lost by employees who deposit checks; and

                    Ability to make tax payments electronically.

          Examples of businesses that use ACH services are insurance companies (to collect insurance premiums), lenders (to collect monthly mortgage or automobile payments) and health, fitness and other clubs (to collect monthly fees or dues).  However, for a business to be able to use ACH services, it must have a banking relationship with a bank that has the computer systems required and authorized by the Federal Reserve to originate ACH transactions.  While virtually all banks can receive ACH transactions made against the accounts of their customers, there are a limited number of banks, particularly among independent and community banks, that have become authorized by the Federal Reserve, and have the computer systems necessary, to originate ACH transactions for their business customers.  The Bank has qualified with the Federal Reserve to do so and originates ACH transactions for a number of its customers.  Being a participant in the ACH network benefits Pacific Mercantile Bank by:

                    Reduction of costs through increased automated processing;

                    New opportunities for increased business through expanded services;

                    Ability to offer improved services to both customers and corporate account holders;

                    Alleviation of teller-line congestion during peak periods (e.g., pay days);

                    Enhanced public recognition through provisions of effective, efficient, and innovative payment services; and

                    Opportunity for increased fee income.

          Internet Banking Services

          Customers can use our Internet Banking Web site to do any of the following:

Open business and consumer checking and savings accounts;

View account balances and account history;

Purchase and renew certificates of deposit;

Transfer funds between accounts;

Print bank statements;

View the front and back of their paid checks;

Submit loan applications;

Pay Bills;

Make payroll and tax payments;

Request stop payments;

Re-order checks;

Transfer funds from credit lines to, and making loan payments from, their deposit accounts;

Order cash and have the funds delivered by armored car service; and

Utilize business cash management services, including currency converters for international transactions and electronic wire transfers.

          Opening an Account.  The Bank customers can access the Bank’s Internet website, www.pmbank.com and Internet banking services through any Internet service provider by means of secure Web browsers such as Netscape’s Navigator or Microsoft’s Internet Explorer.  When customers access the menu of products and services at the Bank’s website, they can open a new account, review the history and status of their existing accounts, and effectuate several different types of banking transactions.

          To apply for a new account, a customer completes an online account application, prints out that application and mails it to the Bank.  A customer may also apply for a new account by calling the Bank’s toll-free telephone number at 1-877-450-BANK.

          Security.  The Bank’s ability to provide customers with secure financial services over the Internet is of paramount importance to the Internet business.  We believe the Bank’s Internet systems, services and software meet the highest standards of bank security.  The following are among the security measures that are in place:

Encrypted Transactions.  All banking transactions and Internet communications are encrypted so that sensitive information is not available on the Internet in a form that can be read or easily deciphered.

Secure Logon.  To minimize the possibility that a third party may download the Bank’s or any customer’s password file, user identification and passwords are stored behind a secure firewall on the Web server.  Additionally, passwords are variable length strings of five to eight alphanumeric characters, which make the chance that a password can be randomly guessed less than one in one trillion.

Firewalls.  All of the Bank’s Internet banking services are routed from the Bank’s Internet server through a firewall.  The firewall is a combined software and hardware product that precisely defines controls and limits access to “internal” computers from “outside” computers across a network.  Use of this firewall means that only authenticated Bank customers or administrators may send or receive transactions through it, and the firewall itself is quite difficult to penetrate from the Internet.

Service Continuity.  The Bank is developing strategies for recovering from various types of disasters and continuing business operations thereafter.  This requires upfront planning and implementation before a disaster occurs.  To this end, the Bank is installing and deploying mission critical communications systems, computer servers, and databases at an off site Internet Data Center.  This data center provides the physical environment necessary to keep servers up and running 24 hours a day, 7 days a week.  This world-class facility is custom designed with raised floors, HVAC temperature control systems with separate cooling zones, and seismically braced racks.  The data center has a wide range of physical security features, including state-of-the-art smoke detection and fire suppression systems, motion sensors, and 24x7 secured access, as well as video camera surveillance and security breach alarms. In addition, the data center is connected to the Internet by redundant OC-12 circuits with advanced capacity monitoring and planning, able to scale to OC-192 capacity.  For added reliability and redundancy, the data center is served by two different Central Offices and has dual-path, dual-entry fiber facilities.  These circuits terminate on dual routers to ensure complete redundancy and maximum uptime.  The entire data center is designed so that there is no single point of failure.  The network is designed to provide maximum reliability, performance, and scalability.

Physical Security. All servers and network computers reside in secure facilities. Only employees with proper identification may enter the primary server area.

Monitoring. All customer transactions on the Bank’s Internet servers and internal computer systems produce one or more entries into transactional logs.

Bank personnel routinely review these logs to identify any abnormal or unusual activity and to take appropriate action.  The Bank believes that, ultimately, vigilant monitoring is the best defense against fraud.

          The Bank believes the risk of fraud presented by providing Internet banking services is not materially different from the risk of fraud inherent in any banking relationship.  The Bank believes that potential security breaches can arise from any of the following circumstances:

misappropriation of a customer’s account number or password;

penetration of our server by an outside “hacker;”

fraud committed by a new customer in completing his or her application with us; and

fraud committed by an employee of ours or one of our service providers.

          Both traditional banks and Internet banks are vulnerable to these types of fraud.  By establishing the security measures described above, we believe we can minimize, to the extent practicable, the Bank’s vulnerability to the first three types of fraud.  To counteract fraud by employees and service providers, we have established internal procedures and policies designed to ensure that, as in any bank, proper control and supervision is exercised over employees and service providers.

          Additionally, the adequacy of the Bank’s security measures is reviewed periodically by the Federal Reserve Board and the California Department of Financial Institutions, which are the federal and state government agencies with supervisory authority over the Bank.  We also retain the services of third party computer security firms to conduct tests of our Internet banking and computer systems to identify potential threats to the security of our systems and to recommend additional actions that we can take to improve our security measures.

Competition

          Competitive Conditions in the Traditional Banking Environment.The banking business in California generally, and in our service area in particular, is highly competitive with respect to both loans and deposits and is dominated by a relatively small number of large multi-regional and large out-of-state banks which have offices operating over wide geographic areas. We compete for deposits and loans with those banks, with independent and community banks that are based or have branch offices in our market areas, and with savings and loan associations, credit unions, mortgage companies, money market and other mutual funds, stock brokerage firms, insurance companies, and other traditional and nontraditional financial institutions. We also compete for customers’ funds with governmental and private entities issuing debt or equity securities or other forms of investments which may offer different and potentially higher yields than those available through bank deposits.

          Major financial institutions that operate throughout California and that have offices in our service areas include Wells Fargo Bank, Bank of America, Union Bank, United California Bank, Washington Mutual Savings Bank, U. S. Bancorp, Comerica Bank and California Federal Savings. With the exception of Union Bank, all of these banks are now headquartered outside of California; however, Union Bank is a majority owned subsidiary of Bank of Tokyo. Independent banks and other financial institutions with offices in our service areas include, among others, City National Bank, Manufacturers Bank, Downey Savings and California Bank and Trust.

          The large banks and some of the independent banks and financial institutions have the financial capability to conduct extensive advertising campaigns and to shift their resources to regions or activities of greater potential profitability. Many of them also offer diversified financial services which we do not presently offer directly. The larger banks also have substantially more capital and higher lending limits than our Bank.

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

          We also compete for customer funds with the numerous and a growing number of securities brokerage firms and mutual funds that provide investment products that are alternatives to our deposit products and also offer online trading and investments.  The Bank entered into an agreement with PMB Securities, a subsidiary of the Company, to offer online discount securities brokerage services to its customers via our Web site.

          Competitive Conditions in Internet Banking.  The market for Internet and electronic banking services is rapidly evolving.  There are a number of banks that offer services exclusively over the Internet, such as NetBank and E*TRADE Bank, and other banks, such as Bank of America and Wells Fargo Bank, that market their services nationwide over the Internet.  The Bank believes that few of these banks offer the comprehensiveness of Internet banking services that we are able to offer.  However, many of the larger banks do have greater market presence and greater financial resources to market their Internet banking services. Additionally, new competitors and competitive factors are likely to emerge, particularly in view of the rapid development of Internet commerce. On the other hand, there have been some recently published reports indicating that the actual rate of growth in the use of the Internet banking services by consumers and businesses is lower than had been previously predicted and that many customers still prefer to be able to access such services at traditional local banking offices.  We believe that these findings support the Bank’s strategic decision, made at the outset, to offer customers the benefits of both traditional and Internet banking services and the Bank believes that this strategy has been an important factor in the Bank’s growth during the past four years.

          Effects of Legislation and Government Regulation on Competition. Existing and future state and federal legislation, and government regulation of banking institutions, could significantly affect our costs of doing business, the range of permissible activities and competitive balance among major and smaller banks and other financial institutions. We cannot predict the impact such developments may have on commercial banking in general or on our business in particular. For additional information regarding these matters, see the discussion in below under the caption “Supervision and Regulation.”

Supervision and Regulation

          Both federal and state laws extensively regulate bank holding companies and banks. This regulation is intended primarily for the protection of depositors and the FDIC’s deposit insurance fund and not for the benefit of shareholders. Set forth below is a summary description of the material laws and regulations, which affect or bear on our operations. The description does not purport to be complete and is qualified in its entirety by reference to the laws and regulations summarized below.

          Pacific Mercantile Bancorp.

          General. The Company is a registered bank holding company subject to regulation under the Bank Holding Company Act of 1956, as amended. Pursuant to that Act, it is required to file periodic reports with and is subject to supervision and periodic examination by the Board of Governors of the Federal Reserve Board (the “Federal Reserve Board” or the “FRB”).

          As a bank holding company, the Company is generally allowed to engage, directly or indirectly, only in banking and other activities that the Federal Reserve Board deemed to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. However, the Federal Reserve Board has designated securities brokerage services and data processing services, among others, as activities closely related to banking that can be engaged in by bank holding companies through subsidiaries, subject to certain limitations established by the Federal Reserve Board.

          As a bank holding company, the Bancorp must obtain the prior approval of the Federal Reserve Board for the acquisition of more than 5% of the outstanding shares of any class of voting securities, or of substantially all of the assets, of any bank or other bank holding company and for any merger of the Company with any other bank holding company. Additionally, the Company also is required to obtain the prior approval of the Federal Reserve Board for the acquisition of more than 5% of the outstanding shares of any class of voting securities, or of substantially all of the assets, of other entities engaged in banking related services.

          Under Federal Reserve Board regulations, a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, it is the Federal Reserve Board’s policy that, in serving as a source of strength to its subsidiary banks, a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company’s failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve Board to be an unsafe and unsound banking practice or a violation of the Federal Reserve Board’s regulations or both.

          Among the powers conferred on the Federal Reserve Board is the power to require any bank holding company to terminate an activity or terminate control of or liquidate or divest subsidiaries or affiliates that the Federal Reserve Board determines constitutes a significant risk to the financial safety, soundness or stability of the bank holding company or any of its banking subsidiaries. The Federal Reserve Board also has the authority to regulate provisions of a bank holding company’s debt, including authority to impose interest ceilings and reserve requirements on such debt. Subject to certain exceptions, bank holding companies also are required to file written notice and obtain approval from the Federal Reserve Board prior to purchasing or redeeming the holding company’s common stock or other equity securities. A bank holding company and its non-banking subsidiaries also are prohibited from requiring tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of any services.

          Additionally, the Federal Reserve Board requires all bank holding companies to maintain capital at or above certain prescribed levels. See “Capital Standards and Prompt Corrective Action” below.

          The Company also is a bank holding company within the meaning of Section 3700 of the California Financial Code. As such, Bancorp is subject to examination by, and may be required to file reports with, the DFI.

          Our shares of common stock are registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended and, therefore, we are subject to the information, proxy solicitation, insider trading, and other requirements and restrictions of the Securities Exchange Act.

          Financial Services Modernization Legislation. The principal objectives of the Financial Services Modernization Act, which was enacted into law in November 1999, were to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the Bank Holding Company Act to permit a holding company system, meeting certain specified qualifications, to engage in broader range of financial activities and, thereby, to foster greater competition among financial services companies. To accomplish those objectives, among other things, the Act repealed the two affiliation provisions of the Glass-Steagall Act that had been adopted in the early 1930s during the Depression: Section 20, which restricted the affiliation of Federal Reserve Member Banks with firms “engaged principally” in specified securities activities; and Section 32, which restricted officer, director, or employee interlocks between a member bank and any company or person “primarily engaged” in specified securities activities. The Financial Services Modernization Act also contains provisions that expressly preempt any state law restricting the establishment of financial affiliations, primarily related to insurance. That Act also:

broadens the activities that may be conducted by national banks, banking subsidiaries of bank holding companies, and their financial subsidiaries;

provides an enhanced framework for protecting the privacy of consumer information;

adopts a number of provisions related to the capitalization, membership, corporate governance, and other measures designed to modernize the Federal Home Loan Bank system;

modifies the laws governing the implementation of the Community Reinvestment Act (which is describe in greater detail below); and

addresses a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions.

          We do not believe that the Financial Services Modernization Act will have a material effect on our operations, at least in the near-term. However, to the extent that it enables banks, securities firms, and insurance companies to affiliate, the financial services industry may experience further consolidation. Additionally, the Act may have the result of increasing the level of competition that we face from larger institutions and other types of companies offering financial products, many of which may have substantially greater financial resources than we have.

          A bank holding company that elects to become a financial holding company may affiliate with securities firms and insurance companies and engage in other activities that are financial in nature or are incidental or complementary to activities that are financial in nature. According to current Federal Reserve Board regulations, activities that are financial in nature include: securities underwriting; dealing and market making; sponsoring mutual funds and investment companies and engaging in insurance underwriting and brokerage; and engaging in merchant banking activities.

          A bank holding company that is not also a financial holding company may not engage in such activities. Instead, it is limited to engaging in banking and such other activities as determined by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

          We have no current plans to engage in any activities not permitted to traditional bank holding companies, including those expressly permitted by the Financial Services Modernization Act.

          Privacy Provisions of the Financial Services Modernization Act. Pursuant to under the Financial Services Modernization Act, federal banking regulators adopted rules that limit the ability of banks and other financial institutions to disclose non-public information about consumers to non-affiliated third parties. Pursuant to the rules, financial institutions must provide:

initial notices to customers about their privacy policies, describing the conditions under which they may disclose non-public personal information to non-affiliated third parties and affiliates;

annual notices of their privacy policies to current customers; and

a reasonable method for customers to “opt out” of disclosures to non-affiliated third parties.

          These privacy provisions will affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors. We do not expect these privacy provisions to have a material impact on our financial condition or results of our operations.

The Sarbanes-Oxley Act of 2002.

          On July 30, 2002, President Bush signed the Sarbanes-Oxley Act of 2002 into law. This Act addresses accounting oversight and corporate governance matters of companies whose securities are registered under the Exchange Act (“public companies”) and, therefore, applies to the Company. Among other things, the Sarbanes-Oxley Act:

•	provides for the creation of a five-member oversight board appointed by the Securities and Exchange Commission that will set standards for accountants and have investigative and disciplinary powers;

•	prohibits accounting firms from providing various types of consulting services to their public company clients and requires accounting firms to rotate partners among public company clients every five years;

•	increases the criminal penalties for financial crimes;

•	expands disclosure of corporate operations and requires public companies to implement disclosure controls and procedures designed to assure that material information regarding their business and financial performance is included in the public reports they file under the Exchange Act (“Exchange Act Reports”);

•	requires the chief executive and chief financial officers of public companies to certify as to the accuracy and completeness of the Exchange Act Reports that their companies file, the financial statements included in those Reports and the adequacy of their disclosure procedures and controls and the adequacy and integrity of their internal controls;

•	requires the directors of public companies that serve on audit committees to meet stringent independence standards;

•	will require larger public companies to file their Exchange Act Reports on a more accelerated basis than is currently required;

•	requires more expeditious reporting by directors and officers and other public company insiders regarding their trading in company securities; and

•	establishes statutory separations between investment banking firms and analysts.

          We have implemented disclosure controls and procedures and taken other actions to meet the expanded disclosure requirements and certification requirements of the Sarbanes-Oxley Act. Additionally, we have determined that the members of our audit committee meet the independence standards imposed by that Act. A number of the requirements under that Act will become effective during fiscal 2003 and, to the extent we do not already meet any of those new requirements, we will be taking the actions required to do so.

          Pacific Mercantile Bank.

          General. As a California state chartered bank, the Bank is subject to primary supervision, periodic examination and regulation by the CDFI. As a member of the Federal Reserve Bank of San Francisco, the Bank also is subject to regulation by the Federal Reserve Board, which is its primary federal banking regulator. Also, because its deposits are insured by the FDIC, the Bank also is subject to regulations promulgated by the FDIC.

          If, as a result of an examination of the Bank, the Federal Reserve Board were to determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the Bank’s operations had become unsatisfactory or that the Bank or its management was in violation of any law or regulation, the Federal Reserve Board can take a number of different remedial actions as it deems appropriate under the circumstances. These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in the Bank’s capital, to restrict the Bank’s growth, to assess civil monetary penalties against the Bank’s officers or directors, to remove officers and directors and ultimately to terminate the Bank’s deposit insurance, which would result in a revocation of the Bank’s charter and require it to cease its banking operations. Additionally, under California law the DFI has many of the same remedial powers.

          Federal and state banking laws, and the implementing regulations that are promulgated by Federal and State regulatory agencies, cover most aspects of a bank’s operations, including the reserves a bank must maintain against deposits and for possible loan losses and other contingencies; the ownership and acquisition of deposit accounts; the interest rates that a bank may pay on deposits, loans and investments; the types of investments that a bank may make; the borrowings that a bank may incur; a bank’s growth levels and the number and location of banking offices that a bank may establish; merger and acquisition activities of a bank; the amount of dividends that a bank may pay; and the capital requirements that a bank must satisfy. See the more detailed discussion regarding capital requirements that are applicable to us and the Bank that is set forth below under the caption “Capital Standards and Prompt Corrective Action”.

          Dividends and Other Transfers of Funds. In addition to cash generated from our initial public offering in June 2000, and from the sale by the Company in 2002 of trust preferred securities (in the Section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources” in Item 7 of this Report), it is expected that, in the future, dividends from the Bank will constitute one of principal source of cash available to the Company. The Company is a legal entity separate and distinct from the Bank and the Bank is subject to various statutory and regulatory restrictions on its ability to pay cash dividends to the Company. In addition, the Federal Reserve Board and the DFI have the authority to prohibit the Bank from paying dividends, if either of them deems payment of dividends by the Bank to be an unsafe or unsound practice.

          Additionally, the Federal Reserve Board has established guidelines with respect to the maintenance of appropriate levels of capital by banks and bank holding companies under its jurisdiction. Compliance with the standards set forth in those guidelines and the restrictions that are or may be imposed under the prompt corrective action provisions of federal law could limit the amount of dividends which the Bank or the Company may pay. See “Capital Standards and Prompt Corrective Action” below. An insured depository institution, like the Bank, also is prohibited from paying management fees to any controlling persons or, with limited exceptions, paying dividends if, after the transaction, the institution would be undercapitalized.

          The Bank is subject to restrictions imposed by federal law on any extensions of credit to, or the issuance of a guarantee or letter of credit on behalf of, the Company or any of its other subsidiaries; the purchase of, or investments in, Company stock or other Company securities; and the taking of such securities as collateral for loans; and the purchase of assets from the Company or any of its other subsidiaries. Such restrictions prevent the Company and any of its subsidiaries from borrowing from the Bank unless the loans are secured by marketable obligations of designated amounts, and such secured loans and investments by the Bank to or in the Company or any of its subsidiaries are limited, individually, to 10% of the Bank’s capital and surplus (as defined by federal regulations) and, in the aggregate, to 20% of the Bank’s capital and surplus. California law also imposes restrictions with respect to transactions involving the Company and other controlling persons of the Bank. Additional restrictions on transactions with affiliates of the Company may be imposed on the Bank under the prompt corrective action provisions of federal law. See “Capital Standards and Prompt Corrective Action,” below.

          Capital Standards and Prompt Corrective Action

          Capital Standards. The Federal Reserve Board and other federal bank regulatory agencies have adopted uniform risk-based minimum capital guidelines intended to require banking organizations to maintain capital at levels that reflect the degree of risk associated with the banking organization’s operations for both assets reported on the balance sheet assets, such as letters of credit and recourse arrangements, which are recorded as off balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off balance sheet items are multiplied by one of several risk adjusted percentages, which range from zero percent for assets with low credit risk, such as U.S. Treasury securities, to 100% for assets with relatively high credit risk, such as commercial loans.

          These guidelines require banking organizations to maintain a ratio of qualifying total capital to risk-adjusted assets of at least 8% and a minimum ratio of Tier 1 capital to risk-adjusted assets of 4% (Tier 1 capital consists principally of common stock and non-redeemable preferred stock and retained earnings.) In addition to the risked-based guidelines, federal banking regulators require banking organizations to maintain a ratio of Tier 1 capital to total average assets of 4%, which is referred to as the leverage ratio. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total average assets must be 5%. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios.

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

          Each federal banking agency has promulgated regulations defining the following five categories in which an insured depository institution will be placed, based on its capital ratios:

well capitalized;

adequately capitalized;

undercapitalized;

significantly undercapitalized; and

critically undercapitalized.

          An institution that, based upon its capital levels, is classified as well capitalized, adequately capitalized, or undercapitalized may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition or an unsafe or unsound practice warrants such treatment. At each successive lower capital category, an insured depository institution is subject to greater operating restrictions and regulatory increased supervision. The federal banking agencies, however, may not treat a significantly undercapitalized institution as critically undercapitalized unless its capital ratio actually warrants such treatment.

          The following table sets forth, as of December 31, 2002, the capital ratios of the Company (on a consolidated basis) and the Bank and compares those capital ratios to the federally established capital requirements that must be met for a bank holding company or a bank to be deemed adequately capitalized and to be deemed a “well capitalized institution” under the prompt corrective action regulations described below:

At December 31, 2002	Actual	For Capital Adequacy Purposes	To be Classified as Well Capitalized

Total Capital to Risk Weighted Assets
Company	12.8%	(More than or Equal to) 8.0%	(More than or Equal to) 10.0%
Bank	10.7%	(More than or Equal to) 8.0%	(More than or Equal to) 10.0%
Tier I Capital to Risk Weighted Assets
Company	11.3%	(More than or Equal to) 4.0%	(More than or Equal to) 6.0%
Bank	10.1%	(More than or Equal to) 4.0%	(More than or Equal to) 6.0%
Tier I Capital to Average Assets
Company	9.7%	(More than or Equal to) 4.0%	(More than or Equal to) 5.0%
Bank	8.7%	(More than or Equal to) 4.0%	(More than or Equal to) 5.0%

          As the table indicates, at December 31, 2002 the Company (on a consolidated basis) and the Bank exceeded the capital ratios required for classification as adequately capitalized institutions, under federally mandated capital standards and as “well capitalized” institutions under the federally established prompt corrective action regulations.

          Safety and Soundness Standards. In addition to measures taken under the prompt corrective action provisions, banking organizations may be subject to potential enforcement actions by the federal regulators for unsafe or unsound practices or for violating any law, rule, regulation, or any condition imposed in writing by the agency or any written agreement with the agency. The federal banking agencies have adopted guidelines designed to identify and address potential safety and soundness concerns that could, if not corrected, lead to a deterioration in the quality of bank’s assets or liquidity or capital problems.

          Those guidelines set forth operational and managerial standards relating to such matters as:

internal controls, information systems and internal audit systems;

loan documentation;

credit underwriting;

asset growth;

earnings; and

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

conduct periodic asset quality reviews to identify problem assets; estimate the inherent losses in problem assets and establish reserves that are sufficient to absorb estimated losses;

compare problem asset totals to capital;

take appropriate corrective action to resolve problem assets;

consider the size and potential risks of material asset concentrations; and

provide periodic asset quality reports with adequate information for management and the board of directors to assess the level of asset risk.

          These guidelines also establish standards for evaluating and monitoring earnings and for ensuring that earnings are sufficient for the maintenance of adequate capital and reserves.

          FDIC Deposit Insurance.

          The FDIC operates a Bank Insurance Fund (“BIF”) which insures the deposits, up to federally prescribed limits, of those banks that are subject to regulation by a federal banking regulatory agency and have elected to participate in that Fund (“BIF Members”). The Bank is a BIF Member and, as a result, its deposit accounts are insured up to the maximum amount permitted by law. The FDIC charges all BIF Members an annual assessment for the insurance of their deposits. The amount of a bank’s annual assessment is based on its relative risk of default as measured by (i) the institution’s federal regulatory capital risk category, which can range from well capitalized to less than adequately capitalized, and (ii) its supervisory subgroup category, which is based on the federal regulatory assessment of the financial condition of the institution and the probability that FDIC or other corrective action will be required. The assessment rate currently ranges from 0 to 27 cents per $100 of domestic insured deposits. The FDIC has the authority to increase or decrease the rate of the assessment on a semi-annual basis. An increase in the assessment rate would increase the Bank’s costs of doing business.

          The FDIC may terminate insurance of deposits upon finding that an insured institution has engaged in unsafe or unsound practices, is in too unsafe or unsound a condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC or the institution’s primary federal regulatory agency. California does not permit commercial banks to operate without FDIC insurance and, as a result, termination of a California bank’s FDIC insurance would result in its closure.

          All FDIC - insured depository institutions also are required to pay an annual assessment for the payment of interest on bonds (known as “FICO Bonds”) that were issued by the Financing Corporation, a federally chartered corporation, to assist in the recovery of the savings and loan industry following the failure of numerous savings and loan institutions in the 1980s. Effective for the fourth quarter of 2002, the FDIC established the FICO assessment rate at approximately $0.017 per $100 of assessable deposits of the insured banks. The FICO assessment rates are adjusted quarterly by the FDIC to reflect changes in the assessment bases of the FDIC’s insurance funds and, unlike the BIF assessments, do not vary on the basis of a bank’s capital or supervisory risk categories.

          Interstate Banking and Branching.

          The Bank Holding Company Act permits bank holding companies from any state to acquire banks and bank holding companies located in any other state, subject to conditions including nationwide- and state-imposed concentration limits. The Bank also has the ability, subject to certain restrictions, to acquire branches outside California either by acquisition from or a merger with another bank. The establishment by a state bank of new bank branches (often referred to as “de novo” branches) in other states is also possible in states with laws that expressly permit it. Interstate branches are subject to laws of the states in which they are located. Consolidations of and competition among banks has increased as banks have begun to branch across state lines and enter new markets.

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

          A bank’s compliance with its Community Reinvestment Act obligations is based on a performance-based evaluation system which bases Community Reinvestment Act ratings on an institution’s lending service and investment performance. When a bank holding company applies for approval to acquire a bank or other bank holding company, the Federal Reserve Board will review the assessment of each subsidiary bank of the applicant bank holding company, and those records may be the basis for denying the application.

          USA Patriot Act of 2001

          On October 26, 2001, President Bush signed the USA Patriot Act of 2001. Enacted in response to the terrorist attacks in New York, Pennsylvania and Washington, D.C. on September 11, 2001, the Patriot Act is intended to strengthen U.S. law enforcement’s and the intelligence communities’ abilities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Act on financial institutions of all kinds is significant and wide ranging. The Act contains sweeping anti-money laundering and financial transparency laws and requires various regulations, including:

due diligence requirements for financial institutions that administer, maintain, or manage private bank accounts or correspondent accounts for non-U.S. persons;

standards for verifying customer identification at account opening;

rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering;

reports to the Treasury Department’s Financial Crimes Enforcement Network for transactions exceeding $10,000; and

filing of suspicious activities reports if a financial institution believes a customer may be violating U.S. laws and regulations.

On July 23, 2002, the U.S. Treasury Department proposed regulations requiring institutions to incorporate a customer identification program into their written money laundering plans that would implement reasonable procedures for:

          •   verifying the identity of any person seeking to open an account, to the extent reasonable and practicable;

          •   maintaining records of the information used to verify the person's identity; and

          •   determining whether the person appears on any list of known or suspected terrorists or terrorist organizations.

Future Legislation and Regulatory Initiatives.

          In recent years, significant legislative proposals and reforms affecting the financial services industry have been discussed and evaluated by Congress and certain of these proposals have been adopted. It is likely that additional legislation will be considered by Congress that, if enacted, could have a significant impact on the operations of banks and bank holding companies, including the Company and the Bank.

Employees

          As of December 31, 2002, we employed 121 persons on a full-time equivalent basis. None of our employees are covered by a collective bargaining agreement. We believe our employee relations are good.

ITEM 2.    PROPERTIES.

          The Bank operates five banking offices, three of which are located in Orange County, California, one located in Los

Angeles County, California, and other banking office located in San Diego County, California, along with a Loan Production Office (an "LPO") located in Orange County, California. All of those banking offices and LPO, together with the Bank’s headquarters offices, are leased under full service gross leases. The following table sets forth certain information regarding those offices.

Location	Square Footage	Lease Expiration Date

Headquarters Offices:
Costa Mesa, California	21,000	May 15, 2009
Banking Offices:
Costa Mesa, California	3,000	June 5, 2009
Newport Beach, California	9,500	June 30, 2006
San Clemente, California	4,200	January 31, 2006
Beverly Hills, California	4,600	April 30, 2006
La Jolla, California	3,200	February 28, 2007
Loan Production Office:
La Habra, California(1)	1,000	Month to Month
(1)
The Bank has received the required regulatory approvals and plans to expand this loan production office into a full service banking center. At that time, the leased premises at this location will be increased to 6,000 square feet and the existing lease will be converted into a fixed term lease with an expected expiration date in the first quarter of 2008.

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

ITEM 3.    LEGAL PROCEEDINGS.

          We are subject to legal actions that arise in the ordinary course of our business. At December 31, 2002, we had no pending legal proceedings that would be material to our financial condition or results of operations.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          None.

ITEM 4A.   EXECUTIVE OFFICERS OF THE REGISTRANT.

          The principal executive officers of the Bancorp and Bank are:

Name and Age	Position with Bancorp and the Bank

Raymond E. Dellerba, 55	President and Chief Executive Officer
Nancy Gray, 52	Executive Vice President and Chief Financial Officer

          There is no family relationship between the above-named officers.

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

          Ms. Gray, who is a certified public accountant, has been an Executive Vice President and the Chief Financial Officer of the Company and the Bank since May 2002. Prior to that, Ms. Gray was Senior Vice President and Financial Executive of Bank of America from 1980 through 2001 in Southern California, Missouri, Georgia, and Texas.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Trading Market for the Company’s Shares.

          Concurrently with the commencement of our initial public offering in June 2000, our shares were listed and have since been traded on the NASDAQ National Market System under the trading symbol “PMBC.”

          The following table presents the high and low sales prices for the Company’s common stock, as reported by NASDAQ during each of the quarters in the fiscal years ended December 31 2002 and 2001, respectively.  On March 17, 2003, the high and low sales prices of the common stock on the NASDAQ National Market System were $7.57 and $7.54, respectively, and we had approximately 284 shareholders of record as of that date.

	High	Low

Year Ended December 31, 2002
Quarter Ended March 31, 2002	$9.700	$7.400
Quarter Ended June 30, 2002	$9.460	$6.950
Quarter Ended September 30, 2002	$7.650	$5.600
Quarter Ended December 31, 2002	$7.500	$6.600

Year Ended December 31, 2001
Quarter Ended March 31, 2001	$7.563	$5.750
Quarter Ended June 30, 2001	$7.150	$6.100
Quarter Ended September 30, 2001	$8.350	$6.310
Quarter Ended December 31, 2001	$8.000	$6.000

Dividends.

          Dividend Policy. It is the policy of the Board of Directors to retain earnings to support future growth and, therefore, there are no current plans to pay cash dividends.

          Restrictions on the Payment of Dividends. The principal source of funds available to the Bancorp (in excess of the portion of the net proceeds of the Bancorp’s initial public offering that it retained) will be cash dividends from the Bank, at least until such time, if any, as the Bancorp may acquire or develop other businesses. Therefore, government regulations, including the laws of the State of California, as they pertain to the payment of cash dividends by California state chartered banks, limit the amount of funds that will be available to us to pay cash dividends. California law places a statutory restriction on the amounts of cash dividends a bank may pay to its shareholders. Under that law, cash dividends by a California state chartered bank may not exceed, in any calendar year, the lesser of (i) net income of the bank for the year and retained net income from the preceding two years (after deducting all dividends paid during the period), or (ii) the bank’s retained earnings.

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

          Section 23(a) of the Federal Reserve Act restricts any bank subsidiary of a bank holding company, such as the Bancorp, from extending credit to the its bank holding company unless the loans are secured by specified obligations and limits the amount of such loans to an aggregate of no more than 10% of the bank subsidiary’s capital and retained earnings. The Bancorp does not have any present intention to obtain any borrowings from the Bank.

          A more detailed discussion of those capital requirements and other restrictions is contained in the Section of Part I of this Report entitled “BUSINESS—Supervision and Regulation.”

ITEM 6     SELECTED FINANCIAL DATA

          The selected operating statement data set forth below for the fiscal years ended December 31, 2002, 2001 and 2000, and the selected balance sheet data as of December 31, 2002 and 2001, are derived from  consolidated financial statements of the Company audited by Grant Thornton LLP, independent certified public accountants.  Those consolidated financial statements, together with the notes thereto, are included in Item 8 of this Report and these selected financial data should be read in conjunction with those consolidated financial statements and also with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of this Report.  The selected operating data for the year ended December 31, 1999 and the selected balance sheet data as of December 31, 1999 are derived from consolidated financial statements audited by Arthur Andersen LLP, which are not included in the Report.

	Year Ended December 31,

	2002	2001	2000	1999

	(Dollars in thousands except for per share information)
Selected Statement of Operations Data:
Total interest income	$18,351	$12,231	$9,600	$2,100
Total interest expense	5,960	3,659	3,487	880

Net interest income	12,391	8,572	6,113	1,220
Provision for loan losses	755	550	400	750

Net interest income after provision for loan losses	11,636	8,022	5,713	470
Noninterest income	6,096	3,426	994	94
Noninterest expense	15,172	10,157	6,580	3,314

Income (loss) before income taxes	2,560	1,291	127	(2,750)
Income tax expense (benefit)	1,044	(534)	—	—

Net income (loss)	$1,516	$1,825	$127	$(2,750)

Per share data:
Net income (loss) per share:
Basic	$0.24	$0.29	$0.02	$(1.12)

Fully diluted	$0.23	$0.28	$0.02	$(1.12)

Weighted average shares outstanding – Basic	6,377,642	6,337,213	5,098,796	2,466,114 (1)
Weighted average shares outstanding – Fully diluted	6,536,856	6,498,482	5,198,442	2,466,114 (1)

(1) The Company began operations as of March 1, 1999. Stock split at 1.25 for 1.00 on May 21, 1999. Stock split at 2 for 1 April 14, 2000.

	December 31,

	2002	2001	2000	1999

	(Dollars In thousands)
Selected Balance Sheet Data:
Cash and cash equivalents(1)	$31,195	$35,117	$47,588	$38,498
Total loans (net of allowance for loan losses)(2)	279,293	211,461	98,345	47,043
Total assets	573,935	266,434	162,617	91,165
Total deposits	422,642	211,462	124,287	74,500
Total shareholders’ equity	38,969	36,678	34,689	16,018

	December 31,

	2002	2001	2000	1999

Selected Financial Ratios:
Return on Average Assets	0.40%	0.94%	0.10%	(7.37)%
Return on Average Equity	4.00%	5.11%	0.49%	(33.12	) %
Ratio of Average Equity to Average Assets.	9.94%	18.42%	19.45%	22.26%

     (1)     Cash and cash equivalents include cash and due from other banks and federal funds sold.

     (2)     Includes loans held for sale of $57,294,000, $63,697,000, $11,084,000 and $2,700,000 at December 31, 2002, 2001,  2000 and 1999, respectively.

          ITEM 7     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Overview

          Background. The following discussion presents information about the consolidated results of operations, financial condition, liquidity and capital resources of the Company and should be read in conjunction with the Company’s audited Consolidated Financial Statements included in Item 8 of this Report.

           Substantially all of the Company’s operations are conducted by the Bank and the Bank accounts for substantially all of the Company’s revenues and operating costs.   The Bank was incorporated in 1998 and began operations in 1999.  The Company was incorporated in January 2000 for the purpose to become a holding company for and acquiring all of the outstanding shares of the Bank, which occurred in June 2000.  Prior to the acquisition of the Bank, the Company conducted no business operations and, as a result, for accounting purposes the Company’s inception and commencement of operations the inception of the Bank in 1998 and the commencement of its operations in 1999, respectively.

          During each of the fiscal years ended December 31, 2002 and 2001, respectively, we achieved substantial growth in total assets and in the volume of interest earning assets, in each case over the preceding fiscal year.  Total assets grew by 115% and 64% in 2002 and 2001, respectively.  Contributing to that growth was the opening of our fifth full service banking office, in La Jolla, California, and our first loan production office, in La Habra, California, in 2002 and our third and fourth full service banking offices, in Costa Mesa and Beverly Hills, California, in 2001.  This rapid growth limits somewhat the comparability of our operating results in 2002 and 2001, as compared to each of the respective preceding years.

          Forward Looking Information. This discussion also contains information regarding operating trends and our beliefs and expectations regarding our future financial performance and future financial condition (which is referred to as “forward-looking information”). That information is subject to the uncertainties and risks described below in the Section of this Report entitled “Forward Looking Information and Uncertainties Regarding Future Financial Performance” and readers of this Report are urged to read that Section in its entirety.

Critical Accounting Policies

          Bancorp has established various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Certain accounting policies involve significant judgments and assumptions by management which have a material impact on the carrying value of certain assets and liabilities. Management considers such accounting policies to be critical accounting polices. Management believes accounting for allowance for loan losses and hedging instruments to be critical accounting policies in the presentation of the financial condition and results of operations requiring management to make approximate measurements of the financial effects based on transactions and events that have already occurred.

     Allowance for Loan Losses

          The allowance for loan losses is an estimate of the losses that may be sustained in our loan portfolio.  The risk that borrowers will fail or be unable to repay their loans is an inherent part of the banking business. In order to recognize on a timely basis, to the extent practicable, losses that can result from such failures, banks establish an allowance for loan losses by means of periodic charges to income known as “provisions for loan losses.” Loans are charged against the allowance for loan losses when management believes that collection of the carrying amount of the loan, either in whole or in part, has become unlikely. Periodic additions are made to the allowance (i) to replenish and thereby maintain the adequacy of the allowance following the occurrence of loan losses, and (ii) to increase the allowance in response to increases in the volume of outstanding loans and deterioration in economic conditions or in the financial condition of borrowers. The Bank evaluates the adequacy of and makes provisions to the allowance in order to maintain or increase the allowance for loan losses on a quarterly basis. As a result, provisions for loan losses will normally represent a recurring expense.   Please refer to footnote 1 – Allowance for Loan Losses and footnote 4  - Loans and Allowance for Loan Losses for additional information.

          Derivative Financial Instruments

          The Bank adopted the Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting For Derivative Instruments and Hedging Activities”, as amended  and interpreted as of January 1, 2001. The Bank uses derivative instruments to reduce its exposure to adverse fluctuations in interest rates in accordance with its risk management policy. Generally speaking, if interest rates increase, the value of the Bank’s loan commitments to borrowers and mortgage loans held for sale are adversely impacted. The Bank attempts to economically hedge 100% of the risk of the overall change in the fair value of loan commitments to borrowers and mortgage loans held for sale by entering into rate lock commitments with investors in mortgage loans at the date of loan commitments to the individual borrowers. These rate lock commitments are entered into at the same terms extended to borrowers to be delivered to the investors at a future date.  Please refer to Footnote 1 – Hedged Items  and Footnote 14 – Hedged Instruments for additional information.

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

Overview of Operating Results in Fiscal 2002

          Net Interest Income. Net interest income, which is a principal determinant of a banking organization’s operating results, is the amount by which interest earned on loans, securities and other interest earning assets exceeds the interest paid on interest bearing liabilities, principally deposits.  In 2002 net interest income increased by nearly $3.8 million, or approximately 45%, to $12.4 million in fiscal 2002 from $8.6 million in fiscal 2001. As discussed more fully below, that improvement was primarily attributable to a 49% increase in the average volume of our outstanding loans to $216 million in fiscal 2002 from $144 million in fiscal 2001.

          Noninterest Income and Expense. Non-interest income, which consists primarily of loan origination and processing fees and yield spread premium generated on mortgage loans originated or purchased by our mortgage banking division, grew by $2.7 million, or 78%, to $6.1 million in fiscal 2002 from approximately $3.4 million in fiscal 2001 due largely to residential mortgage refinancing activity that continued to be strong in 2002 as a result of declining mortgage interest rates.

          Our non-interest expense grew by $5.0 million, or 49%, to $15.2 million in fiscal 2002 from $10.2 million in fiscal 2001. Most of the increase was attributable to the growth of the Bank’s operations, including the opening of a new La Jollas banking office and a Loan Production Office (“LPO”) and the first full year of operations of the two new banking offices that we opened, and the relocation and expansion of our headquarters offices that took place in 2001.

          Net Income. We generated net income of $1,516,000 in fiscal 2002, as compared to  $1,834,000 in fiscal 2001, which includes $534,000 tax benefit for the year, as compared to an income tax provision of $1,044,000 and net income of $127,000 in fiscal 2000. Basic and diluted income were $0.24 and $0.23 per share for fiscal 2002, respectively, as compared to basic and diluted income of $0.29 and $.28 per share in fiscal 2001, respectively and $.02 per share in fiscal 2000.  These per share figures are based on weighted-average shares outstanding of 6,378,000 during 2002, 6,337,000 during 2001 and 5,099,000 during 2000. The increase in shares outstanding in 2001 as compared to 2000 was due to the completion of a public offering in June 2000 in which we sold a total of 2,612,000 shares of common stock.

          Set forth below are certain key financial performance ratios for the periods indicated:

	Year Ended December 31,

	2002	2001	2000

Return on average assets	0.40%	0.94%	0.10%
Return on average shareholders’ equity	4.00%	5.11%	0.49%
Net interest margin	3.48%	4.66%	4.90%
Basic income per share	$0.24	$0.29	$0.02
Fully diluted income per share	$0.23	$0.28	$0.02

          Results of Operations

          Net Interest Income

          Net interest income, the major source of our operating income, represents the difference between interest earned on interest earning assets, principally loans and investment securities, and the interest paid on interest bearing liabilities, principally deposits. Net interest income, when expressed as a percentage of total average interest earning assets, is referred to as “net interest margin.”

          The following tables sets forth information regarding our average balance sheet, yields on interest earning assets, interest expense on interest bearing liabilities, the interest rate spread and the interest rate margin for the years ended December 31, 2002, 2001, and 2000. Average balances are calculated based on average daily balances.

December 31, 2002: (Dollars in thousands)	Average Balance	Interest Earned/Paid	Average Yield/Rate

Interest earning assets:
Short term investments	$42,332	$746	1.76%
Securities available for sale	98,534	3,989	4.05%
Loans	215,701	13,616	6.31%

Total earning assets	356,567	18,351	5.15%
Noninterest earning assets	24,712

Total Assets	$381,279

Interest bearing liabilities:
Interest bearing checking accounts	$8,517	$87	1.02%
Money market and savings accounts	75,038	1,337	1.78%
Certificates of deposit	113,487	3,708	3.27%
Other borrowings	34,087	828	2.43%

Total interest bearing liabilities	231,129	5,960	2.58%

Noninterest bearing liabilities	106,069

Total Liabilities	337,198
Shareholders’ equity	44,081

Total Liabilities and Shareholders’ Equity	$381,279

Net interest income		$12,391

Interest rate spread			2.57%

Net interest margin			3.48%

December 31, 2001 (Dollars in thousands)	Average Balance	Interest Earned/Paid	Average Yield/Rate

Interest earning assets:
Short term investments	$30,353	$1,357	4.47%
Securities available for sale	9,205	494	5.37%
Loans	144,340	10,379	7.19%

Total earning assets	183,898	12,230	6.65%
Noninterest earning assets	10,108

Total Assets	$194,006

Interest bearing liabilities:
Interest bearing checking accounts	$6,374	$91	1.43%
Money market and savings accounts	54,436	1,702	3.13%
Certificates of deposit	37,068	1,715	4.63%
Other borrowings	4,604	150	3.27%

Total interest bearing liabilities	102,482	3,658	3.57%

Noninterest bearing liabilities	55,792

Total Liabilities	158,274
Shareholders’ equity	35,732

Total Liabilities and Shareholders’ Equity	$194,006

Net interest income		$8,572

Interest rate spread			3.08%

Net interest margin			4.66%

December 31, 2000 (Dollars in thousands)	Average Balance	Interest Earned/Paid	Average Yield/Rate

Interest earning assets:
Short term investments	$37,476	$2,273	6.07%
Securities available for sale	4,857	308	6.35%
Loans	82,319	7,019	8.53%

Total earning assets	124,652	9,600	7.70%
Noninterest earning assets	8,168

Total Assets	$132,820

Interest bearing liabilities:
Interest bearing checking accounts	$3,398	$85	2.50%
Money market and savings accounts	43,311	2,029	4.68%
Certificates of deposit	23,727	1,338	5.64%
Other borrowings	807	35	4.35%

Total interest bearing liabilities	71,243	3,487	4.89%

Noninterest bearing liabilities	35,746

Total Liabilities	106,989
Shareholders’ equity	25,831

Total Liabilities and Shareholders’ Equity	$132,820

Net interest income		$6,113

Interest rate spread			2.81%

Net interest margin			4.90%

          The following table sets forth changes in interest income, including loan fees, and interest paid in each of the years ended December 31, 2002 as compared to 2001 and 2001 compared to 2000 and the extent to which those changes were attributable to changes in the volume and rates of interest earning assets and in the volume and rates of interest bearing liabilities.

          Changes in interest earned and interest paid due to both rate and volume have been allocated to the change due to volume and the change due to rate in proportion to the relationship of the absolute dollar amounts of the changes in each.

	2002 Compared to 2001 (Dollars in thousands) Increase (decrease) due to:

	Volume	Rate	Total

Interest income
Short term investments	$408	$(1,018)	$(610)
Securities available for sale	3,646	(151)	3,495
Loans	4,629	(1,392)	3,237

Total earning assets	8,683	(2,561)	6,122
Interest expense:
Interest bearing checking accounts	26	(30)	(4)
Money market and savings accounts	514	(879)	(365)
Certificates of deposit	2,627	(634)	1,993
Other borrowings	726	(48)	678

Total interest bearing liabilities	3,893	(1,591)	2,302

NET INTEREST INCOME	$4,790	$(970)	$3,820

	2001 Compared to 2000 (Dollars in thousands) Increase (decrease) due to:

	Volume	Rate	Total

Interest income
Short term investments	$(384)	$(532)	$(916)
Securities available for sale	240	(54)	186
Loans	4,602	(1,242)	3,360

Total earning assets	4,458	(1,828)	2,630
Interest expense:
Interest bearing checking accounts	53	(47)	6
Money market and savings accounts	446	(773)	(327)
Certificates of deposit	650	(273)	377
Other borrowings	126	(11)	115

Total interest bearing liabilities	1,275	(1,104)	171

NET INTEREST INCOME	$3,183	$(724)	$2,459

          We generated net interest income of $12,391,000 for the year ended December 31, 2002 as compared to net interest income of $8,572,000 in 2001 and $6,113,000 in 2000. These increases in net interest income were largely attributable to increases in interest income of $6,122,000 for the year ended December 31, 2002 as compared to 2001, which more than offset the increase in our interest expense in the same period of $2,302,000. For the year ended December 31, 2001, the increases in net interest income were also largely attributable to increases in interest income of $2,630,000 as compared to 2000, which more than offset the increase in our interest expense in the same period of $2,459,000. The increase in interest income in 2002 was largely attributable to an increase of  $89 million in the average volume of securities held for sale for the year, which generated $3.5 million of additional interest income and to an increase of $71 million in our average loans outstanding for the year, which generated $3.2 million of additional interest income for the year ended December 31, 2002 as compared to 2001. The increase in interest income in 2001 was largely attributable to increase of $62 million in our average loans outstanding for the year, which generated $3.7 million of additional interest income for us for the year ended December 31, 2001 as compared to 2000.

          The yield on loans decreased to 6.31% for 2002, compared to 7.19% for 2001 and 8.53% in 2001. These decreases were primarily the result of declines in the prime lending rate of 50 basis points during fiscal 2002 and 475 basis points during 2001.  Those declines were largely attributable a slowing economy and interest rate reductions by the Federal Reserve Board in an effort to stimulate the slowing economy.

          The increase in interest expense in fiscal 2002 as compared to fiscal 2001 was primarily attributable to an increase of $99 million in our average interest bearing deposits, which was partially offset by declining rates of interest that we paid on those deposits and other interest-bearing liabilities from 3.57% in 2001 to 2.43% in 2002. The increase in interest expense in 2001 as compared to 2000 was primarily attributable to increase of a $27 million increase in our average interest bearing deposits.

          Primarily as a result of the impact on interest rates of the Federal Reserve Board’s monetary policy and the slowness in the economy, which adversely affected loan demand and therefore, the mix between higher yielding loans and lower yielding investments, our net interest margin decreased in fiscal 2002 to 3.48% from 4.66% for 2001 and from 4.90% for 2000.

          Provision for Loan Losses. The risk that borrowers will fail or be unable to repay their loans is an inherent part of the banking business.  As a result, like all other banks organizations, we follow the practice of maintaining a reserve or allowance (the “Allowance”) for possible losses on loans that occur from time to time as an incidental part of the our business. When it is determined that the payment in full of a loan has become unlikely, the carrying value of the loan is reduced to its realizable value. This reduction, which is referred to as a loan “charge-off” is charged against the Allowance. The amount of the Allowance is increased periodically to replenish the Allowance after it has been reduced due to loan charge-offs and to reflect changes in (i) the volume of outstanding loans, and (ii) the risk of potential losses due to a deteriorations in the condition of borrowers or adverse changes in economic conditions, which can affect the ability of borrowers to meet their loan payment obligations and declines in the value of property securing non-performing loans, which often becomes the primary source of payment when borrowers default in their loan payments.  See “Financial Condition-Allowance for Loan Losses” below in this Section of this Report. Increases in the Allowance are made through a charge against income referred to as the “provision for loan losses.” Recoveries of loans previously charged-off also are added back to and, therefore, also have the effect of increasing, the Allowance.

          During the year ended December 31, 2002, we made provisions for loan losses of $755,000 as compared to $550,000 for 2001 and $400,000 in 2000, as a direct response to the growth in the volume of our outstanding loans. Loan charge-offs for year ended December 31, 2002 totaled only $16,000.  There were no loan charge-offs in 2001 and loan charge-offs totaled $4,000, in fiscal 2000. At December 31, 2002, the Allowance represented 1.1% of our gross loans. See “Financial Condition - Allowance for Loan Losses” below.

          Although we employ economic models that are based on bank regulatory guidelines and industry standards to evaluate and determine the sufficiency of the Allowance and, thereby, also the amount of the provisions required to be made for potential loan losses, those determinations involve judgments or forecasts about future economic conditions and other events that are subject to a number of uncertainties, some of which are outside of our ability to control. See the discussion below under the caption “Forward Looking Information and Uncertainties Regarding Future Performance.” In the event circumstances were to change significantly from those expected at the time we make our estimates, it could become necessary in the future to incur additional charges in order to increase the Allowance, which would have the effect of reducing our income or might even cause us to incur losses.

          In addition, the Federal Reserve Board and the DFI, as an integral part of their examination processes, periodically review the Bank’s allowance for loan losses. These agencies may require the Bank to make additional provisions, over and above those made by management, based on their judgments and formulated on the basis of information obtained during their periodic examinations of the Bank.

          Noninterest Income

          Noninterest income consist primarily of mortgage banking income (which includes loan origination and processing fees and yield spread premiums) and net gains on sales of loans held for sale, which are generated by our mortgage loan division.  That division, which we established during fiscal 2000, originates conforming and non-conforming, agency quality, residential first and home equity mortgage loans. As indicated in the table below, noninterest income increased by $2.7 million, or 78%, in fiscal 2002 and by $2.4 million, or 245%, in fiscal 2001, in each case as compared to the prior fiscal year.  Those increases were primarily attributable to increases in the volume of mortgage loan originations, in each fiscal 2002 and 2001.

          The mortgage banking industry is subject to significant increases and decreases in loan volume as interest rates change. Therefore, changes in interest rates can impact our loan origination and processing fees and yield spread premiums. For example, the decline in mortgage rates which has occurred over the past two years has resulted in increased demand for mortgage loan refinancings. Conversely, a constant or increasing interest rate environment would generally cause a decline in loan refinancings and, therefore, volume of mortgage loans that we would be able to originate and, correspondingly, in income that the mortgage banking division would be able to generate. We seek to  manage the impact of changes in interest rates by maintaining a portion of our loan volume in mortgages for new home purchases (“retail mortgage loans”) which are not as interest rate sensitive as mortgage loan refinances. For the year ended December 31, 2002, approximately 19% of our mortgage loan fundings were for retail mortgage loans.

	Year Ended December 31, (Dollars in thousands)

	2002	2001	2000

Mortgage banking, including net gains on sales of loans held for sale	$4,742	$2,716	$675
Referral fee, loans	234	—	—
Service charges and fees	198	227	159
Net gains on sales of securities available for sale	299	—	—
Merchant income	23	247	122
ACH fee income	190	—	—
Other	410	236	38

Total noninterest income	$6,096	$3,426	$994

          Noninterest Expense. Noninterest expense in fiscal 2002 was $15.2 million as compared to $10.2 million for fiscal 2001 and $6.6 million for fiscal 2000. Salaries and employee benefits generally are the largest components of noninterest expense. Substantially all of the increase in noninterest expense in fiscal  2002 was attributable to a $4.0 million increase, in our staffing, occupancy, depreciation and equipment cost that is attributable to (i) the opening by the Bank of a new financial center in La Jolla, California and a new loan production office in La Habra, California and, to a much lesser extent, the commencement of operations of a new securities brokerage subsidiary by the Company and (ii) a full year of operations of two new financial centers in Costa Mesa and Beverly Hills, California and the establishment of the Company headquarters offices in Costa Mesa, which took place in the second and third quarters of 2001.  Also contributing to the increase in noninterest expense in 2002 were  professional fees and related expenses  incurred in connection with credit card refund claims in the Bank’s merchant processing department.

          The following table sets forth the principal components of noninterest expense and the amounts thereof, incurred in year end December 31, 2002, 2001, and 2000.

	Year Ended December 31, (Dollars in thousands)

	2002	2001	2000

Salaries and employee benefits	$7,771	$4,700	$3,638
Occupancy	1,636	1,128	489
Depreciation	969	652	419
Equipment	307	173	100
Data processing	400	298	254
Professional fees	725	416	273
Other loan related	362	348	146
Stationery and supplies	383	235	155
Courier	313	221	131
Customer fees paid	297	167	117
Telephone	196	187	72
Organizational costs PMB Securities, Corporation	71	—	—
Mileage and parking	124	55	27
Insurance	132	86	57
Professional dues and memberships	65	54	34
Advertising, promotion, and development	193	219	198
Correspondent bank service charges	194	138	125
Operating losses	61	750	43
Other operating expense (1)	973	330	302

Total noninterest income	$15,172	$10,157	$6,580

          (1)  Other operating expense primarily consists of donations, postage, loss in cash surrender value of life insurance, deposit insurance premiums, and travel expense.

          Included in noninterest expenses in fiscal 2001 were charges of $700,000 that were attributable to provisions made in the fourth quarter of 2001 to establish a reserve for refund claims relating to credit card transactions processed by the Bank for a former merchant customer that has encountered financial difficulties and filed for bankruptcy and, as a result has been unable to perform service obligations owed to its customers.  Because the Bank collected a substantial number of credit card transactions for the merchant, it has had to pay some of the refund claims, and it may be required to pay additional refund claims in the future.  The provision taken in the fourth quarter of 2001 for such claims represented the Bank’s estimate of liability exposure for such refunds and the Bank continues to believe, based on current information, that the provisions are adequate to cover the Bank’s potential liability for credit card refund charges.  However, it is possible that additional refund claims may be asserted against the Bank and additional provisions may have to be made for such refund claims, in the future, the amounts of which cannot presently be predicted.

          Management’s ability to control noninterest expense in relation to the level of net revenue (net interest income plus noninterest income) can be measured in terms of noninterest expenses as a percentage of net revenue. This is known as the efficiency ratio and indicates the percentage of revenue that is used to cover expenses. In 2002, noninterest expense as a percentage of net revenue was 82.1%, as compared to 84.7% for 2001 and 92.6% for 2000. These decreases indicated that a proportionately smaller amount of net revenue was needed to cover noninterest expenses arising from our day to day operations.

          Financial Condition

          Assets. Assets totaled $574 million at December 31, 2002 as compared to $266 million at December 31, 2001. The increase in total assets was largely attributable to increases in the volume of loans and investment securities that we were able to fund as a result of increases in deposits and borrowings from the Federal Home Loan Bank during 2002.

          Securities Available for Sale. The Bank’s investment policy, as established by the Board of Directors, is to provide for the liquidity needs of the Bank and to generate a favorable return on investments without undue interest rate risk, credit risk or asset concentrations.

           The Bank is authorized to invest in obligations issued or fully guaranteed by the United States Government, certain federal agency obligations, certain time deposits, certain municipal securities and federal funds sold. It is our policy not to engage in investment securities trading activities.  The weighted-average maturity of U.S. government obligations, federal agency securities cannot exceed 10 years and municipal obligations cannot exceed 12 years. Time deposits must be placed with federally insured financial institutions, cannot exceed $100,000 in any one institution and may not have a maturity exceeding 60 months.

          Securities available for sale are those that management intends to hold for periods of time that may vary depending on, and which may be sold in response to, changes in the Bank’s liquidity needs, changes in interest rates, changes in prepayment risks and other similar factors. Securities available for sale are reported at current market value for financial reporting purposes. The market value, less the amortized cost of investment securities, net of income taxes, is adjusted directly to shareholders’ equity, rather than being reflected in operating results. At December 31, 2002, securities available for sale had a fair market value of $253 million with an amortized cost of $252 million.

          This represents an increase of $240 million over total investment securities of $13 million at December 31, 2001. See Note 3 of the Notes to the Consolidated Financial Statements, included as Item 8 of this Report, for information concerning the composition and the maturity distribution of the investment securities portfolio at December 31, 2002 and 2001.

          The decision to increase the volume of securities available for sale, which offered higher yields that other investment alternatives that were available to the Bank during fiscal 2002, was prompted by a combination of factors that were reducing our net interest margin and, hence, our net interest income in the first half of the year, including declining market rates of interest, increases in the volume of our deposits and a slowing in loan demand.  The purchases were funded primarily with lower cost deposits and borrowings that were available to us from the Federal Home Loan Bank and by liquidating lower yielding federal funds sold.

          In January 2003, we sold approximately $64 million of such securities to reposition the portfolio from fixed rate to adjustable rate mortgage securities. The proceeds from that sale were used to purchase federal funds. As a result, at February 28, 2003, securities available for sale totaled $210 million. As a general rule, dependent upon liquidity requirements and absent unusual market conditions, it will be our practice in the future to limit the volume of securities held for sale, excluding Federal Home Loan Bank, Federal Reserve and Fannie Mae stock, to approximately 30% of our total assets.

          Loans Held for Sale. Loans intended for sale in the secondary market, consisting primarily of mortgage loans, totaled $57 million at December 31, 2002 and $64 million at December 31, 2001. These loans are carried at the lower of cost or estimated fair value in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.

          Loans. Loans outstanding at December 31, 2002 and 2000 were made to customers in Southern California, primarily in Orange and Los Angeles Counties. The greatest concentration was in real estate loans and commercial loans, which represent 60% and 35% respectively, of the loan portfolio at December 31, 2001, as compared to 46% and 45%, respectively, at December 31, 2001. The increase in commercial loans is the result of programs that we initiated to attract business customers and it is our objective to increase the proportion of commercial loans in the future.

          The following table sets forth the composition, by loan category, of the loan portfolio at December 31, 2002 and 2001:

(Dollars in thousands)	December 31, 2002	Percent	December 31 2001	Percent

Real estate loans	$135,425	60.3%	$68,447	45.8%
Commercial loans	78,976	35.2%	66,842	44.8%
Construction loans	3,325	1.5%	7,040	4.7%
Consumer loans	6,695	3.0%	6,994	4.7%

Gross loans	224,421	100.0%	149,323	100.0%

Deferred fee income	13		138
Allowance for loan losses	(2,435)		(1,696)

Loans, net	$221,999		$147,765

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

          The following table sets forth the maturity distribution of the Company’s loan portfolio (excluding consumer loans and mortgage available for sale) at December 31, 2002:

(Dollars in thousands)	One Year Or Less	Over One Year Through Five Years	Over Five Years	Total

Real estate and construction loans
Floating rate	$6,229	$10,131	$54,338	$70,698
Fixed rate	—	2,505	4,694	7,199
Commercial loans
Floating rate	42,413	11,839	4,919	59,171
Fixed rate	9,407	8,922	1,476	19,805

Total	$58,049	$33,397	$65,427	$156,873

          Allowance for Loan Losses.  The allowance for loan losses at December 31, 2002 was $2,435,000 which represented 1.1% of outstanding loans as of that date. By comparison, at December 31, 2001 the allowance was $1,695,000, which represented 1.1% of outstanding loans at that date. The Bank carefully monitors changing economic conditions, the loan portfolio by category, borrowers’ financial condition and the history of the portfolio in determining the adequacy of the allowance for loan losses. We are not currently aware of any information indicating that there will be material deterioration in our loan portfolio and we believe that the allowance for loan losses at December 31, 2002 is adequate to provide for losses inherent in the portfolio. However, the allowance was established on the basis of estimates developed primarily from historical industry loan loss data because the Bank commenced operations in March 1999 and lacks historical data relating to the performance of loans in its loan portfolio. As a result, ultimate losses may vary from the estimates used to establish the allowance. Additionally, as the volume of loans increases, additional provisions for loan losses will be required to maintain the allowance at levels deemed adequate. Moreover, if economic conditions were to deteriorate, it would become necessary to increase the provision to an even greater extent.

          The following table provides the changes in the allowance for loan losses for the year ended December 31, 2002 and 2001.

(Dollars in thousands)	2002	2001

Total gross loans outstanding at end of year (1)	$224,435	$149,460

Average total loans outstanding for the period (1)	$172,964	$108,354

Allowance for loan losses at beginning of year	$1,696	$1,146
Loans charged off--installment loan	(16)	—
Recoveries	—	—
Provision for loan losses charges to operating expense	755	550

Allowance for loan losses at end of year	$2,435	$1,696

Net charge-offs as a percentage of average total loans	0.0%	—
Net charge-offs as a percentage of total loans outstanding at end of year	0.0%	—
Allowance for loan losses as a percentage of average total loans	1.4%	1.6%
Allowance for loan losses as a percentage of total outstanding loans at end of year	1.1%	1.1%
Net charge-offs as a percentage of average total loans	0.0%	—
Net charge-offs as a percentage of total loans outstanding at end year	0.0%	—
Net loans charged-off to allowance for loan losses	.7%	—
Net loans charged-off to provision for loan losses	2.1%	—

          (1)   Includes net deferred loan costs and excludes loans held for sale.

          We also evaluate loans for impairment, which occurs when the  principal of and interest on a loan is not expected to be collected in accordance with the contractual terms of the loan agreement. We measure and reserve for impairment on a loan by loan basis using either the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral if the loan is collateral dependent. As of December 31, 2002, we had no loans classified as impaired. We exclude from our impairment calculations smaller, homogeneous loans such as consumer installment loans and lines of credit. Also, loans that experience insignificant payment delays or payment shortfalls are generally not considered impaired.

          As of December 31, 2002, the Bank had only $3,000, which was a consumer loan, in nonaccrual and impaired assets and no loans delinquent 90 days or more as to principal.

          The following table provides a summary of the allocation of the allowance for loan losses for specific loan categories at the dates indicated. The allocations presented should not be interpreted as an indication that loans charged to the allowance for loan losses will occur in these amounts or proportions, or that the portion of the allowance allocated to each loan category represents the total amount available for future losses that may occur within these categories. The total allowance is applicable to the entire loan portfolio.

	December 31, (Dollars in thousands)

	2002		2001

	Allowance for Loan Losses	% of Allowance to Category of Loans	Allowance for Loan Losses	% of Allowance to Category of Loans

Real estate loans	$835	0.62%	$561	0.82%
Commercial loans	1,393	1.76%	823	1.23%
Construction loans	50	1.50%	71	1.01%
Consumer loans	177	2.64%	164	2.34%
Unallocated	N/A	N/A	77	N/A

Total	$2,455	1.09%	$1,696	1.14%

          Specific allocations are identified by loan category and allocated according to charge-off data pertaining to the banking industry. Substantially all of the loans in the loan portfolio are graded and incorporated in the process of assessing the adequacy of the allowance. The allowance is maintained at a level considered sufficient to absorb estimated losses in the loan portfolio, and the allowance not allocated to specific loan categories is considered unallocated and evaluated based on management’s assessment of the portfolio’s overall risk profile.

          Deposits. At December 31, 2002 deposits totaled $423 million, which included $94 million of certificates of deposits of $100,000 or more. By comparison, deposits at December 31, 2001 totaled $211 million, which included $40 million of certificates of deposit of $100,000 or more.

          Noninterest bearing demand deposits totaled $113 million at December 31, 2002. This represented an increase of $24 million over total noninterest bearing demand deposits of $89 million at December 31, 2001. Noninterest bearing deposits represented 27% of total deposits as of December 31, 2002 and 42% of total deposits as of December 31, 2001.  The change in the mix of noninterest bearing demand deposits to total deposits from December 31, 2001 to December 31, 2002 was driven largely by the increase in certificates of deposit generated primarily through the internet bank.

          Set forth below is a maturity schedule of domestic time certificates of deposit outstanding at December 31, 2002:

(Dollars in thousands) Maturities	Certificates of Deposit Under $ 100,000	Certificates of Deposit $ 100,000 or more

Three months or less	$14,960	$34,903
Over three and through twelve months	55,025	42,217
Over twelve months	41,465	16,439

	$111,450	$93,559

          Liquidity

          The Company’s liquidity needs are actively managed to ensure sufficient funds are available to meet the ongoing needs of the Company’s customers. The Company projects the future sources and uses of funds and maintains sufficient liquid funds for unanticipated events. The primary sources of funds include growth in deposits, payments on loans, the sale or maturity of investments, and increases in borrowings. The primary uses of funds includes funding new loans, making advances on existing lines of credit, purchasing investments, funding deposit withdrawals and paying operating expenses. The Company maintains funds in overnight federal funds and other short-term investments to provide for short-term liquidity needs.

          Cash flow from financing activities, primarily representing increases in deposits and other borrowings, totaled $304 million for the year ended December 31, 2002. Net cash provided in operating activities, primarily representing the net decrease in loans held for sale and the net change in other assets, totaled $8 million. Net cash used in investing activities, primarily representing increases in securities available for sale and loans, totaled $316 million for the year ended December 31, 2002.

          At December 31, 2002, liquid assets, which included cash and due from banks, federal funds sold, interest earning deposits at other financial institutions and unpledged securities available for sale (excluding Federal Reserve Bank stock and Federal Home Loan Bank stock) totaled $175 million or 31% of total assets.

          Since the Bank’s primary uses of funds are loans and the primary sources of the funds used to make loans are deposits, the relationship between gross loans and total deposits provides a useful measure of the Bank’s liquidity. Typically, the closer the ratio of loans to deposits is to 100%, the more reliant the Bank is on its loan portfolio to provide for short term liquidity needs. Since repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loan to deposit ratio the less liquid are the Bank’s assets. On the other hand, since the Bank realizes greater yields and higher interest income on loans than it does on investments, a lower loan to deposit ratio can adversely affect interest income and the earnings of the Bank. As a result, management’s goal is to achieve a loan to deposit ratio that appropriately balances the requirements of liquidity and the need to generate a fair return on assets. At December 31, 2002, the ratio of loans (excluding loans held for sale) to deposits was 53.1%, compared to 70.7% at December 31, 2001.

          The Company, as parent corporation of the Bank, is a company separate and apart from the Bank that must provide for its own liquidity. Substantially all of Bancorp’s revenues are obtained from interest income on investments, because there are statutory and regulatory provisions that limit the ability of the Bank to pay dividends and to make loans to the Company (see Note 12 to Consolidated Financial Statements). At December 31, 2002, the Company had $8.5 million of short-term investments and $17 million of trust preferred stock (see Notes 8 and  18 to the Company’s Consolidated Financial Statements). Those investments were funded by a portion of the proceeds of our public offering in June 2000 and the proceeds from private placements of trust preferred securities sold during 2002. The remaining net proceeds of that offering and trust preferred securities were contributed to the Bank to increase its capital and, thereby, support its growth. As of December 31, 2002, we did not have any material commitments for capital expenditures.

          Capital Resources

          The Company (on a consolidated basis) and the Bank (on a stand alone basis) are subject to various regulatory capital requirements administered by federal and state banking agencies. See “Business--Supervision and Regulation.” Failure to meet minimum capital requirements can lead to the imposition of certain mandatory and possible additional discretionary restrictions on the operations of the Company and the Bank by their respective bank regulatory agencies, that, if imposed, could have a direct material adverse impact on the Company’s operating results and financial condition.  See “Business – Supervision and Regulation –Capital Standards and Prompt Corrective Action” in Part I of this Report.   Under capital adequacy guidelines and the regulatory framework for prompt corrective action that apply to all bank holding companies and FDIC insured banks in the United States, the Company (on a consolidated basis) and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s capital and classifications also are  subject to qualitative judgments by the bank regulators as to components, risk weightings, and other factors.

          Quantitative measures established by regulation to ensure capital adequacy require the Company (on a consolidated basis) and the Bank (on an individual basis) to maintain minimum amounts and ratios of total and Tier I capital (generally, common stock, non-redeemable preferred stock and retained earnings) – to risk – weighted assets (as defined), and of Tier I capital to average total assets.

          Trust Preferred Securities.  During 2002, the company augmented its capital resources through the following sales of trust preferred securities:

          In June 2002, the Company established a wholly owned subsidiary, Pacific Mercantile Capital Trust I, a Delaware trust, which sold $5,000,000 of trust preferred securities to an institutional investor in a private placement.  These securities mature in 30 years, are redeemable at the Company’s option beginning after 5 years, and require quarterly distributions, initially at a rate of 5.65%, which will reset quarterly at the three month LIBOR rate plus 3.75%.

          In August 2002, the Company formed a second wholly owned subsidiary, PMB Capital Trust I, also a Delaware trust, which sold $5,000,000 of trust preferred securities to an institutional investor in a private placement.  These securities mature in 30 years, are redeemable at the Company’s option beginning after 5 years, and require semi-annual distributions, initially at a rate of 5.388%, which will reset semi-annual at the six month LIBOR rate plus 3.625%.

          Finally in September 2002, the Company formed a third wholly owned subsidiary, PMB Statutory Trust III, a Connecticut trust, which sold $7,000,000 of trust preferred securities to an institutional investor in a private placement.  These securities mature in 30 years, are redeemable at the Company’s option beginning after 5 years, and require quarterly distributions, initially at a rate of 5.22%, which will reset quarterly at the three month LIBOR rate plus 3.40%.

          The trust preferred securities are senior in priority to the Company’s common stock, but subordinated to borrowings that may be obtained by the Company.  Of the $17,000,000 of those trust preferred securities $14,117,400 qualify as Tier I capital, with the remaining trust preferred securities qualifying as Tier II capital, for regulatory purposes.  Of the proceeds from these sales of the trust preferred securities, $14,000,000 was contributed to the Bank to increase its capital and the remaining proceeds have been invested by the Company in a mortgage back security pending further use of those funds, which may include additional contributions to the Bank’s capital to the extent necessary to support its growth and to fund the growth of the Company.

          As indicated below, at December 31, 2002, the Company (on a consolidated basis) and the Bank (on an individual basis) exceeded all capital adequacy requirement to which they are subject and, based on applicable capital regulations, as of December 31, 2002 were categorized as “well capitalized” under the regulatory framework for prompt corrective action. See “Business – Supervision and Regulation – Capital Standards and Prompt Corrective Action in Part I of this Report.

			Applicable Federal Regulatory Requirement

			Ratios for Capital Adequacy Purposes	Ratio to be Categorized As Well Capitalized

	Actual		At Least

(Dollars in thousands)	Amount	Ratio

Total Capital to Risk Weighted Assets
Company	$57,772	12.8%	8.0%	10.0%
Bank	47,983	10.7%	8.0%	10.0%
Tier I Capital to Risk Weighted Assets
Company	51,070	11.3%	4.0%	6.0%
Bank	45,548	10.1%	4.0%	6.0%
Tier I Capital to Average Assets
Company	51,070	9.7%	4.0%	5.0%
Bank	45,548	8.7%	4.0%	5.0%

          Dividend Policy.  The Company intends to retain earnings to support future growth and, therefore, does not intend to pay dividends for at least the foreseeable future.  See “Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters – Dividends” above for additional information regarding the Company’s dividend policy and restrictions on the Company’s ability to pay dividends.

          FORWARD LOOKING INFORMATION AND UNCERTAINTIES REGARDING FUTURE FINANCIAL PERFORMANCE

          This Report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains certain forward-looking statements. Forward-looking statements are estimates of, or expectations or beliefs regarding our future financial performance that are based on current information and that are subject to a number of risks and uncertainties that could cause our actual operating results and financial performance in the future to differ significantly from those expected at the current time. Those risks and uncertainties include, although they are not limited to, the following:

          Increased Competition. Increased competition from other banks and from other financial service businesses, mutual funds and securities brokerage and investment banking firms that offer competitive loan and investment products could require us to reduce interest rates and loan fees to attract new loans or to increase interest rates that we offer on time deposits to attract deposits, either or both of which could, in turn, reduce our net interest margins and, therefore, also our net interest income.

          Possible Adverse Changes in Local Economic Conditions. Adverse changes in local economic conditions could (i) reduce loan demand resulting in reduced net interest margins and net interest income; (ii)  affect the financial capability of borrowers in a manner that would make it more difficult for them to meet their loan obligations which could, therefore, result in increases in loan losses and require increases in provisions made for possible loan losses, thereby reducing our earnings; and (iii) lead to reductions in real property values that, due to our reliance on real property to secure many of our loans, could make it more difficult for us to prevent losses from being incurred on non-performing loans through the sale of such real properties.

          Possible Adverse Changes in National Economic Conditions and Federal Reserve Board Monetary Policies. Changes in national economic conditions, such as declines in economic output or increases in inflation usually prompt changes in Federal Reserve Board monetary policies that could reduce net interest margins or increase the cost of funds to us , particularly if we are unable, due to competitive pressures or the rate insensitivity of earning assets, to effectuate commensurate increases in the rates we are able to charge on existing or new loans. Increase in interest rates also could lead to a decline in the volume of mortgage loan refinancings that would reduce the income generated by our mortgage banking division. Additionally, in the past few months there has been a slowing in economic growth nationally, and uncertainties about the direction of the economy, the duration and severity of which are difficult to predict at this time. Among other things, these conditions could lead to reductions in loan demand, thereby reducing our net interest margins and net interest income and  could adversely affect the financial capability of borrowers to meet their loan obligations which could result in loan losses and require increases in provisions made for possible loan losses, either or both of which could reduce our income.

          Effects of Regulatory Policies on Operations and Operating Results. If our financial performance or financial condition were to deteriorate, federal and state bank regulatory policies could impose restrictions on our operations that could increase the cost of our operations and make it more difficult to achieve further growth.  Additionally, changes in federal , such as increases in capital requirements or in loan loss reserve or asset/liability ratio requirements, could adversely affect earnings by reducing yields on earning assets or increasing operating costs.

          Effects of Growth. It is our intention to take advantage of opportunities to increase our business, either through acquisitions of other banks or the establishment of new banking offices. If we acquire any other banks or open any additional new offices, we are likely to incur additional operating costs that could cause our operating results to decline at least until such time as the acquired banks are integrated into our operations and those new offices achieve profitability.

          Potential Additional Credit Card Refund Claims. As is described more fully above under the caption, “Operating Results--Noninterest Expense,” the Bank has sustained and it may incur additional credit card refund charges arising out of the bankruptcy of a former merchant customer.  In the fourth quarter of 2001 the Bank established a reserve of $700,000 for such charges. We currently believe that the reserve, which was created by charges to income recorded in the fourth quarter of 2001, will be adequate to cover possible future credit card refund charges. However, if refund claims that arise in the future that exceed our estimates, we may be required to increase the reserves for such charges which would have the effect of reducing our earnings in the future.

          Other Risks.  Other risks that could affect our future financial performance are described in the Section entitled “Risk Factors” in the Prospectus dated June 14, 2000, included in our S-1 Registration Statement filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended, and readers are urged to review those risks as well.

          Due to these and other possible uncertainties and risks, readers are cautioned not to place undue reliance on the forward looking statements, which speak only as of the date of this Report. We also disclaim any obligation to update forward looking statements contained in this Report or in the above reference S-1 Registration Statement.

          ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

          The Company is exposed to market risk as a consequence of the normal course of conducting its business activities. The primary market risk to which the Company is exposed is interest rate risk. The Company’s interest rate risk arises from the instruments; positions and transactions entered into for purposes other than trading. They include loans, securities, deposit liabilities, and short-term borrowings. Interest rate risk occurs when assets and liabilities reprice at different times as market interest rates change. Interest rate risk is managed within an overall asset/liability framework for the Company.

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

          The following table sets forth information concerning our rate sensitive assets and rate sensitive liabilities as of December 31, 2002. The assets and liabilities are classified by the earlier of maturity or repricing date in accordance with their contractual terms. Certain shortcomings are inherent in the method of analysis presented in the following table. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees and at different times to changes in market interest rates.

          Rates on some assets and liabilities change in advance of changes in market rates of interest, while rates on other assets or liabilities may lag behind changes in market rates of interest. Also, loan prepayments and early withdrawals of certificates of deposit could cause the interest sensitivities to vary from those that appear in the table.

(Dollars in thousands)	Three Month or Less	Over Three Through Twelve Months	Over One Year Through Five Years	Over Five Years	Non- Interest Bearing	Total

Assets
Interest-bearing deposits in other financial institutions	$200	$1,288	$—	$—	$—	$1,488
Securities available for sale	6,779	10,082	92,024	123,332	—	232,217
Federal funds sold	5,000	—	—	—	—	5,000
Federal Reserve Bank, Fannie Mae Preferred, and Federal Home Loan Bank Stock	6,248	—	—	15,000	—	21,248
Loans, gross	197,883	31,435	43,428	8,982	—	281,728
Non-interest earning assets	—	—	—	—	32,254	32,254

Total assets	$216,110	$42,805	$135,452	$147,314	$32,254	$573,935
Liabilities and Shareholders’ Equity
Noninterest-bearing deposits	$—	$—	$—	$—	$112,732	$112,732
Interest-bearing deposits	154,764	97,242	57,904	—	—	309,910
Borrowings	37,102	—	55,000	—	—	92,102
Other liabilities	—	—	—	—	3,222	3,222
Trust Preferred Stock	17,000	—	—	—	—	17,000
Shareholders’ equity	—	—	—	—	38,969	38,969

Total liabilities and shareholders equity	$208,866	$97,242	$112,904	$0	$154,923	$573,935
Interest rate sensitivity gap	$7,244	$(54,437)	$22,548	$147,314	$(122,669)
Cumulative interest rate sensitivity gap	$7,244	$(47,193)	$(24,450)	$122,669	$—
Cumulative% of rate sensitive assets in maturity period	38%	45%	69%	94%	100%

Rate sensitive assets to rate sensitive liabilities	103%	44%	120%	N/A	N/A

Cumulative ratio	103%	85%	94%	129%	100%

          At December 31, 2002, our rate sensitive balance sheet was shown to be in a negative 1 year gap position. This implies that our earnings would decrease in the short-term if interest rates were to rise and would increase in the short-term if interest rates were to fall. However, as noted above, this may not necessarily be the case depending on how quickly rate sensitive assets and liabilities react to interest rate changes.

          Derivative Financial Instruments

          The Bank uses derivative instruments to reduce its exposure to adverse fluctuations in interest rates in accordance with its risk management policy. Generally , if interest rates increase, the value of the Bank’s loan commitments to borrowers and mortgage loans held for sale are adversely impacted. The Bank attempts to economically hedge 100% of the risk of the overall change in the fair value of loan commitments to borrowers and mortgage loans held for sale by entering into rate lock commitments with investors in mortgage loans at the date of loan commitments are made to the individual borrowers. These rate lock commitments are entered into at the same terms as those extended to borrowers to be delivered to the investors at a future date.

          Loan commitments to borrowers and rate lock commitments with investors in mortgage loans are non-designated derivative instruments and are included in mortgage loans held for sale, gains and losses resulting from these derivative instruments are included in gains on sales of loans, in the accompanying Company’s Consolidated Statements of Income contained in Item 8 of this Report.

ITEM 8.    FINANCIAL STATEMENTS

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Pacific Mercantile Bancorp and Subsidiaries:

We have audited the accompanying consolidated statements of financial condition of Pacific Mercantile Bancorp and Subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the three years ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pacific Mercantile Bancorp and Subsidiaries as of December 31, 2002 and 2001, and the consolidated results of operations, shareholders’ equity and cash flows for each of the years in the three years ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Irvine, California
January 31, 2003

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands)

	December 31,

	2002	2001

ASSETS
Cash and due from banks	$26,195	$11,652
Federal funds sold	5,000	23,465

Cash and cash equivalents	31,195	35,117
Interest bearing deposits with financial institutions	1,488	1,488
Securities available for sale, at fair value	253,465	13,353
Loans held for sale, at lower of cost or market	57,294	63,697
Loans (net of allowances of $2,435 and $1,696, respectively)	221,999	147,765
Accrued interest receivable	2,252	944
Premises and equipment, net	2,856	2,472
Other assets	3,386	1,598

Total assets	$573,935	$266,434

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest bearing	$112,732	$88,833
Interest bearing	309,910	122,629

Total deposits	422,642	211,462
Borrowings	92,102	16,274
Accrued interest payable	696	182
Other liabilities	2,526	1,838

Total liabilities	517,966	229,756

Commitments and contingencies	—	—
Trust preferred securities	17,000	—
Shareholders’ equity:
Preferred stock, no par value, 2,000,000 shares authorized, none issued	—	—
Common stock, no par value, 10,000,000 shares authorized, 6,399,888 and 6,344,828 shares issued and outstanding at December 31, 2002 and 2001, respectively	37,862	37,608
Retained earnings (accumulated deficit)	475	(1,041)
Accumulated other comprehensive income	632	111

Total shareholders’ equity	38,969	36,678

Total liabilities and shareholders’ equity	$573,935	$266,434

      The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except for per share data)

	Year Ended December 31,

	2002	2001	2000

Interest Income:
Loans, including fees	$13,616	$10,379	$7,019
Federal funds sold	684	1,265	2,196
Securities available for sale	3,989	494	308
Interest bearing deposits with financial institutions	55	92	77
Other	7	—	—

Total interest income	18,351	12,230	9,600

Interest Expense:
Deposits	5,132	3,508	3,452
Borrowings	828	150	35

Total interest expense	5,960	3,658	3,487

Net Interest Income	12,391	8,572	6,113
Provision for Loan Losses	755	550	400

Net Interest Income after Provision for Loan Losses	11,636	8,022	5,713

Noninterest Income:
Service charges and fees	198	227	159
Net gains on sales of securities available for sale	299	—	—
Net gains on sales of loans held for sale	3,491	2,465	277
Net gains on sales of loans	35	—	—
Mortgage banking	1,250	251	398
Referral fee, loans	234	—	—
ACH fee income	190	—	—
Merchant income	23	247	122
Other	376	236	38

Total noninterest income	6,096	3,426	994

Noninterest Expense:
Salaries and employee benefits	7,771	4,700	3,638
Occupancy	1,636	1,128	489
Depreciation	969	652	419
Equipment	307	173	100
Data processing	400	298	254
Professional fees	725	416	273
Other loan related	362	348	146
Stationery and supplies	383	235	155
Courier	313	221	131
Customer fees paid	297	167	117
Telephone	196	187	72
Advertising, promotion, and development	193	219	198
Correspondent banking service charges	194	138	125
Operating losses	61	750	43
Other	1,365	525	420

Total noninterest expense	15,172	10,157	6,580

Income before income taxes	2,560	1,291	127
Income tax expense (benefit)	1,044	(534)	—

Net Income	$1,516	$1,825	$127

Income per share:
Basic	$0.24	$0.29	$0.02

Fully diluted	$0.23	$0.28	$0.02

Weighted average number of shares :
Basic	6,377,642	6,337,213	5,098,796

Fully diluted	6,536,856	6,498,482	5,198,442

     The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Dollars in thousands except for share information)

For the Three Years Ended December 31, 2002

	Preferred Stock		Common Stock

	Number of Shares	Number Amount	of Shares	Amount

Balance, December 31, 1999	—	—	3,720,162	$19,019
Exercise of stock options	—	—	250	1
Issuance of common stock, net of offering expenses	—	—	2,611,608	18,527
Comprehensive income:
Net income	—	—	—	—
Change in unrealized gain on securities available for sale, net of tax	—	—	—	—

Total comprehensive income
Balance, December 31, 2000	—	—	6,332,020	37,547
Exercise of stock options	—	—	12,808	61
Comprehensive income:
Net income	—	—	—	—
Change in unrealized gain on securities available for sale, net of tax	—	—	—	—

Total comprehensive income
Balance, December 31, 2001	—	—	6,344,828	37,608
Exercise of stock options	—	—	55,060	254
Comprehensive income:
Net income	—	—	—	—
Change in unrealized gain on securities available for sale, net of tax	—	—	—	—
Total comprehensive income

Balance, December 31, 2002	—	—	6,399,888	$37,862

     The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Dollars in thousands except for share information)

For the Three Years Ended December 31, 2002

	Retained Earnings (Accumulated Deficit)	Comprehensive Income (Loss)	Total

Balance, December 31, 1999	$(2,993)	$(8)	$16,018
Exercise of stock options	—	—	1
Issuance of common stock, net of offering expenses	—	—	18,527
Comprehensive income:
Net income	127	—	127
Change in unrealized gain on securities available for sale, net of tax	—	15	15

Total comprehensive income			142

Balance, December 31, 2000	(2,866)	7	34,688
Exercise of stock options	61
Comprehensive income:
Net income	1,825	—	1,825
Change in unrealized gain on securities available for sale, net of tax	—	104	104

Total comprehensive income			1,929

Balance, December 31, 2001	(1,041)	111	36,678
Exercise of stock options	254
Comprehensive income:
Net income	1,516	—	1,516
Change in unrealized gain on securities available for sale, net of tax	—	521	521

Total comprehensive income			2,037

Balance, December 31, 2002	$475	$632	$38,969

     The accompanying notes are an integral part of this consolidated financial statement.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31,

(Dollars in thousands)	2002	2001	2000

Cash Flows From Operating Activities:
Net income	$1,516	$1,825	$127
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	969	652	419
Provision for loan losses	755	550	400
Net amortization (accretion) of premium (discount) on securities	1,242	(102)	(36)
Net gains on sales of securities available for sale	(299)	—	—
Net gains on sales of loans	(35)	—	—
Net gains on sales of loans held for sale	(3,491)	(2,465)	(277)
Proceeds from sales of loans held for sale	661,461	424,529	87,225
Originations and purchases of loans held for sale	(651,566)	(474,677)	(95,333)
Net loss on sale of equipment	—	—	2
Net change in accrued interest receivable	(1,309)	(161)	(562)
Net change in other assets	(1,994)	(291)	(219)
Deferred tax benefit	(172)	(998)	—
Net change in accrued interest payable	514	88	43
Net change in other liabilities	687	970	273

Net cash provided by (used in) operating activities	8,278	(50,080)	(7,938)

Cash Flows From Investing Activities:
Net (increase) decrease in interest bearing deposits with financial institutions	—	(300)	198
Maturities of and proceeds from sales of securities available for sale	97,032	20,449	750
Purchase of securities available for sale	(337,187)	(20,529)	(11,018)
Net increase in loans	(74,955)	(61,054)	(43,317)
Proceeds from sale of equipment	—	—	10
Purchases of premises and equipment	(1,353)	(1,788)	(589)

Net cash used in investing activities	(316,463)	(63,222)	(53,966)

Cash Flows From Financing Activities:
Net increase in deposits	211,181	87,176	49,786
Net increase in borrowings	75,828	13,594	2,680
Proceeds from investment in trust preferred securities	17,000	—	—
Proceeds from sale of common stock, net of offering expenses	—	—	18,527
Proceeds from exercise of stock options	254	61	1

Net cash provided by financing operations	304,263	100,831	70,994

Net increase (decrease) in cash and cash equivalents	(3,922)	(12,471)	9,090
Cash and Cash Equivalents, beginning of period	35,117	47,588	38,498

Cash and Cash Equivalents, end of period	$31,195	$35,117	$47,588

Supplementary Cash Flow Information:
Cash paid for interest on deposits and other borrowings	$5,446	$3,571	$3,445

Cash paid for income taxes	$475	$71	$—

Non-Cash Investing Activity:
Net increase in unrealized gain on securities held for sale, net of income tax	$521	$104	$15

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Nature of Business and Significant Accounting Policies

        Organization

          The consolidated financial statements include the accounts of Pacific Mercantile Bancorp and its wholly owned subsidiaries Pacific Mercantile Bank, PMB Securities Corporation, Pacific Mercantile Capital Trust I, PMB Capital Trust I, and  PMB Statutory Trust III (which together shall be referred to as the “Company”). The Company is a bank holding company, which was incorporated on January 7, 2000 in the State of California. Pacific Mercantile Bank (the “Bank”) is a banking corporation which was formed on May 29, 1998, incorporated November 18, 1998 in the State of California and commenced operations on March 1, 1999. The Bank is chartered by the California Department of Financial Institutions (the “DFI”) and is a member of the Federal Reserve Bank of San Francisco (“FRB”). In addition,  deposit accounts of the Bank’s customers are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to the maximum amount allowed by  law.

          On June 12, 2000, Pacific Mercantile Bancorp acquired the Bank by means of a merger which resulted in the Bank becoming a wholly-owned subsidiary of the Company  and the Bank’s shareholders became the Company shareholders, owning the same number and percentage of Bancorp shares as they had owned in the Bank (the “Holding Company Reorganization”). Prior to the Holding Company Reorganization, the Company had only nominal assets and had not conducted any business. All financial information included herein has been restated as if the holding company reorganization was effective for all periods presented. Additionally, the number of common shares outstanding gives retroactive effect to a 2 for 1 stock split of the Bank’s outstanding shares that became effective on April 14, 2000.

          In June 2002, Pacific Mercantile Capital Trust I, a Delaware trust, was organized to facilitate the sale of $5 million trust preferred securities to an institutional investor in a private placement.

          In June 2002, PMB Securities Corp., a wholly owned subsidiary of the Company, commenced operations. PMB Securities Corp. is a securities broker–dealer engaged in the retail securities brokerage business that is registered with the Securities and Exchange Commission and is a member firm of the National Association of Securities Dealers, Inc.

          In August 2002, PMB Capital Trust I, a Delaware trust, was organized to facilitate the sale of $5 million of trust preferred securities to an institutional investor in a private placement.

          In September 2002, PMB Statutory Trust III, a Connecticut trust, was organized to facilitate the sale of $7 million of trust preferred securities to an institutional investor in a private placement.

          The Bank, which accounts for substantially all of the operations and income and expenses of the Company, provides a full range of banking services to small and medium-size businesses, professionals and the general public in Orange, Los Angeles and San Diego Counties of California and is subject to competition from other financial institutions conducting operations in those same markets.  The operating results of the Bank may be significantly affected by changes in market interest rates and by fluctuations in real estate values in the Bank’s primary service area. The Bank is regulated by the DFI, FRB and FDIC and undergoes periodic examinations by those regulatory authorities.

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

          Principles of Consolidation

          The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

          Cash and Cash Equivalents

          For purposes of the statements of cash flow, cash and cash equivalents consist of cash and due from banks and federal funds sold. Generally, federal funds are sold for a one-day period. As of December 31, 2002 and 2001, the Bank maintained required reserves with the Federal Reserve Bank of San Francisco of approximately $7,475,000 and $2,704,000, respectively, which is included in cash and due from banks in the accompanying Consolidated Statements of Financial Condition.

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

          Loans and Allowance for Loan Losses

          Loans that management has the intent and ability to hold for the foreseeable future, or until maturity, or pay-off are stated at principal amounts outstanding, net of unearned income. Interest is accrued daily as earned, except where reasonable doubt exists as to collectibility, in which case accrual of interest is discontinued and the loan is placed on nonaccrual status. Loans are generally classified as impaired and placed on nonaccrual status when, in management’s opinion, such principal or interest will not be collectible in accordance with the contractual terms of the loan agreement. Loans with principal or interest that is 90 days or more past due are placed on nonaccrual status; except that management may elect to continue the accrual of interest when the estimated net realizable value of the collateral is sufficient to recover both principal and accrued interest balances and such balances are in the process of collection. Generally, interest payments received on nonaccrual loans are applied to principal. Once all principal has been received, any additional interest payments are recognized as interest income on a cash basis.

          The allowance for loan losses is established through a provision for loan losses that is charged against income. Loans are charged against the allowance for loan losses when management believes that the collection of the carrying amount is unlikely.  The Bank carefully monitors changing economic conditions, the loan portfolio by category,  financial condition of borrowers and the history of the portfolio in determining the adequacy of the allowance for loan losses. The allowance is established on the basis of estimates developed primarily from historical industry loan loss data because the Bank commenced operations in March 1999 and lacks historical data relating to the performance of loans in its loan portfolio. As a result, ultimate losses may vary from the estimates used to establish the allowance. Additionally, as the volume of loans increases, additional provisions for loan losses will be required to maintain the allowance at levels deemed adequate. Moreover, if economic conditions were to deteriorate, it would become necessary to increase the provision to an even greater extent.

          The allowance is based on estimates, and ultimate losses may vary from the current estimates. These estimates are reviewed periodically and, as adjustments become necessary, they are reported in earnings in the periods in which they become known. Management believes that the allowance for loan losses is adequate as of December 31, 2002 and 2001. In addition, the FRB and the DFI, as an integral part of their examination processes, periodically review the Bank’s allowance for loan losses for adequacy. The agencies may require the Bank to recognize additions to the allowance based on their judgments given the information available at the time of their examinations.

          The Bank also evaluates loans for impairment, where principal and interest is not expected to be collected in accordance with the contractual terms of the loan agreement. The Bank measures and reserves for impairment on a loan by loan basis using either the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral if the loan is collateral dependent. As of December 31, 2002 the Bank had $3,000 in consumer loans classified as impaired.  As of December 31, 2001 the Bank had no loans classified as impaired. The Bank excludes from its impairment calculations of smaller, homogeneous loans such as consumer installment loans and lines of credit. Also, loans that experience insignificant payment delays or payment shortfalls are generally not considered impaired.

          Loan Origination Fees and Costs

          All loan origination fees and related direct costs are deferred and amortized to interest income as an adjustment to yield over the respective lives of the loans using the effective interest method. As of December 31, 2002 and 2001, approximately $13,000 and $138,000, respectively, of net deferred loan costs were included in the related loan totals in the accompanying consolidated statements of financial condition.

          Premises and Equipment

          Premises and equipment are stated at cost, less accumulated depreciation and amortization which  are charged to expense on a straight-line basis over the estimated useful lives of the assets or, in the case of leasehold improvements, over the term of the leases, whichever is shorter. For income tax purposes, accelerated depreciation methods are used. Maintenance and repairs are charged directly to expense as incurred. Improvements to premises and equipment that extend the useful lives of the assets are capitalized.

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

          Derivative Financial Instruments

          Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting For Derivative Instruments and Hedging Activities”, as amended and interpreted was effective for the Company as of January 1, 2001. SFAS No. 133 requires all derivative instruments to be recognized on the balance sheet at fair value. Gains or losses resulting from changes in the values of derivatives are accounted for depending on the purpose of the derivatives and whether  they qualify for hedge accounting. If certain conditions are met, hedge accounting may be applied and the derivative instrument may be specifically designated as a fair value, cash flow or foreign currency hedge. In the absence of meeting these conditions, derivatives are designated as non–designated derivative instruments with gains or losses recorded to current earnings.

          Effective January 1, 2001, the Company adopted the provisions of SFAS No. 133 by recognizing all derivative instruments on the balance sheet at fair value. The adoption of SFAS No. 133  has not had a material impact on the financial statements. All derivative instruments entered into by the Company prior to February 19, 2002 were non–designated derivative instruments. On February 19, 2002, the Company’s Board of Directors approved the “Mortgage Banking Risk Management Policy”. This policy specifically implements the Company’s policy to designate interest rate lock commitments with investors as hedge instruments to hedge the mortgage loans upon funding. At December 31, 2002, approximately $57 million of loans held for sale were hedged.

          Income Taxes

          Deferred income taxes and liabilities are determined using the asset and liability method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and this method gives current recognition to changes in tax rates and laws.

          Income Per Share

          Basic income per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted income per share reflects the potential dilution that could occur if convertible securities or options, or contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in net income available to shareholders.  See Note 11 for additional information.

          Stock Option Plan

          The Company accounts for stock-based employee compensation as prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and has adopted the disclosure provisions of Statements of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation.” SFAS No. 123 requires pro-forma disclosures of net income and net income per share as if the fair value based method of accounting for stock based awards had been applied. Under the fair value based method, compensation cost is recorded based on the value of the award at the grant date and is recognized over the service period.

          Effective March 2, 1999, the Board of Directors adopted a stock option plan (the “Plan”), which was subsequently approved by the Company’s shareholders. The Plan provides for the granting of options to directors, officers and other key employees, entitling them to purchase shares of common stock of the Company at a price per share equal to or above the fair market value of the Company’s shares on the date the option is granted. Options may vest immediately or over various periods of up to five years, determined at the time the options are granted and expire 10 years after the grant date, or following termination of service, if sooner.   A total of 1,248,230 shares were authorized for issuance under the Plan (which number has been adjusted for stock splits effectuated subsequent to the Plan’s adoption).

          The following tables summarize information concerning currently outstanding and exercisable stock options:

	2002		2001		2000

	Weighted Number of Shares	Weighted Average Exercise Price	Weighted Number of Shares	Average Exercise Price	Weighted Number of Shares	Weighted Average Exercise Price

Outstanding at beginning of year	1,029,000	$6.05	984,606	$5.90	380,106	$4.00
Granted	102,076	$7.90	115,500	$7.42	608,400	$7.07
Exercised	(55,060)	$4.55	(12,808)	$4.73	(250)	$4.00
Cancelled	(123,468)	$6.06	(58,298)	$6.42	(3,650)	$5.89

Outstanding at end of year	952,548	$6.33	1,029,000	$6.05	984,606	$5.90

December 31, 2002

Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price

$4.00	280,872	6.3	$4.00
$6.00 - $7.99	671,676	8.1	$7.31

	952,548

          Options to purchase 437,338 shares, at option prices ranging from $4.00 to $7.75 per share were exercisable at December 31, 2002 under the Plan.

          The Company continues to account for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” under which no compensation cost for stock options is recognized for stock option awards granted at or above fair market value. Had compensation expense for the Company’s Plan been determined based upon the fair value at the grant date for awards under the Plan in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income and income per share would have been reduced to the pro forma amounts indicated below:

(Dollars in thousands, except per share data)	2002	2001	2000

Net Income:
As reported	$1,516	$1,825	$127
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	283	305	120

Pro forma	1,233	1,520	7
Income Per Share as Reported:
Basic	$0.24	$0.29	$0.02
Fully diluted	0.23	0.28	0.02
Income Per Share Pro Forma:
Basic	$0.19	$0.24	$0.00
Fully diluted	0.19	0.23	0.00

          The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions for the years ended December 31, 2002, 2001 and 2000, respectively: dividend yield of 2.43%, 0% and 0%, expected volatility of 41%, 50% and 50%, risk-free interest rates ranging from 4.49% to 4.52%, 4.52% to 4.87% and 5.90% to 6.63%, and, in each case, an expected option life of 5 years.

          Comprehensive Income

          Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on securities available-for-sale, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

          Recent Accounting Pronouncements

          In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, Accounting for Asset Retirement Obligations.  SFAS No. 143 applies to all entities, including rate-regulated entities that have legal obligations associated with the retirement of a tangible long-lived asset that result from acquisition, construction, or development and (or) normal operations of the long-lived asset.  SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002.  Management believes the implementation of this standard will not have a material effect upon the Company’s financial statements.

          In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements 4, 44, and 64, Amendment of FASB Statement 13, and Technical Corrections.  SFAS No. 145 rescinds SFAS 4, Reporting Gains and Losses from Extinguishment of Debt, and SFAS No. 64, Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements.  Accordingly, a gain or loss from a debt extinguishment should not be classified as an extraordinary item unless it meets the criteria for extraordinary item classification in APB Opinion 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions.  SFAS No. 145 has a May 15, 2002, effective date.  The implementation of this standard did not have a material effect upon the Company’s financial statements.

          In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  This Statement provides financial accounting and reporting guidance for costs associated with exit or disposal activities and nullifies EITF Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002.  Management believes the implementation of this standard will not have a material effect upon the Company’s financial statements.

          In October 2002, the FASB issued SFAS No. 147, Acquisitions of Certain Financial Institutions:  An amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9, which removes acquisitions of financial institutions from the scope of SFAS No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, except for transactions between mutual enterprises.  Accordingly, the excess of the fair value of liabilities assumed over the fair value of tangible and intangible assets acquired in a business combination should be recognized and accounted for as goodwill in accordance with SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 147 also requires that the acquisition of a less-than-whole financial institution, such as a branch, be accounted for as a business combination if the transferred assets and activities constitute a business.  Otherwise, the acquisition should be accounted for as the acquisition of net assets.  SFAS No. 147 also amends the scope of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include long-term customer relationship assets of financial institutions (including mutual enterprises) such as depositor- and borrower-relationships, intangible assets and credit cardholder intangible assets.  The provisions of  SFAS No. 147 related to unidentifiable intangible assets and the acquisition of a less-than-whole financial institution are effective for acquisitions for which the date of acquisition is on or after October 1, 2002.  The provisions related to impairment of long-term customer relationship assets are effective October 1, 2002.  Transition provisions for previously recognized unidentifiable intangible assets are effective on October 1, 2002, with earlier application permitted.  The implementation of this standard did not have a material effect upon the Company’s financial statements.

          In December, 2002 the FASB has issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123.  The disclosure requirements SFAS No. 123, Accounting for Stock-Based Compensation, which apply to stock compensation plans of all companies, are amended to require certain disclosures about stock-based employee compensation plans in an entity’s accounting policy note. Before amendment by SFAS No. 148, SFAS No. 123 required entities changing to the fair value method of accounting for stock-based employee compensation to account for the change in method prospectively.  The FASB decided to provide a choice among three transition methods (the prospective method originally required by SFAS No. 123, the modified prospective method, and the retroactive restatement method) for entities voluntarily adopting the fair value method in periods beginning before December 16, 2003.  SFAS No. 123’s original prospective transition method will not be available to entities changing to the fair value method in fiscal years beginning after December 15, 2003.The amendments to the disclosure and transition provisions of SFAS No. 123 are effective for fiscal years ending after December 15, 2002.  Calendar year-end entities are required to include the new disclosures in their 2002 financial statements.  Companies with fiscal years ending before December 15, 2002, may elect to adopt the transition methods of SFAS No. 148 early if they have not issued their financial statements for that year.  In addition, companies that adopted the fair value method during the year under the prospective method may elect to adopt one of the alternative transition methods provided in SFAS No. 148 if they have not issued their financial statements for the year of adoption. The disclosure requirement for interim financial information is effective for interim periods beginning after December 15, 2002.  For calendar year-end entities, the new interim period disclosures should be included in their interim financial information for the first quarter of 2003. The implementation of this standard did not have a material effect upon the Company’s financial statements.

          In December, 2002 the FASB has issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” – an interpretation of SFAS Nos. 5, 57 and 107 and rescission of FASB Interpretation No. 34.  This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued.  It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  The initial recognition and measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002.  Implementation of these previsions of the Interpretation is not expected to have a material impact on the Company’s consolidated financial statements.  The disclosure requirements of the Interpretation are effective for financial statements of interim or annual periods ended after December 15, 2002, and have been adopted in the accompanying consolidated financial statements for December 31, 2002, with no additional disclosure required.

          In December, the FASB has issued Interpretation No. 46, “Consolidation of Variable Interest Entities” – an interpretation of Accounting Research Bulletin (“ARB”) No. 51.  This Interpretation defines a variable interest entity and provides that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity should be included in consolidated financial statements with those of the business enterprise.  Furthermore, the FASB indicates that the voting interest approach of ARB No. 51 is not effective in identifying controlling financial interests in entities that are not controllable through voting interest or in which the equity investors do not bear the residual economic risk.  This Interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date.  It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003.  The Interpretation applies to public enterprises as of the beginning of the applicable interim or annual period.  Management believes the implementation of this Interpretation will not have a material effect upon the Company’s financial statements.

          Reclassifications

          Certain reclassifications have been made to prior years’ balances to conform to the 2002 presentation.

          2.  Interest Bearing Deposits with Financial Institutions

          The Company had interest bearing deposits with financial institutions of $1,488,000 at both December 31, 2002 and 2001. The weighted average percentage yield of these deposits at December 31, 2002 and 2001, was 2.76% and 4.13%, respectively.

          Interest bearing deposits with financial institutions at December 31, 2002 are scheduled to mature within one year.

          3.  Securities Available For Sale

          The following is a summary of the major components of securities available for sale and a comparison of amortized cost, estimated fair market values, and gross unrealized gains and losses at December 31, 2002 and 2001:

	December 31, 2002

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value

U.S. Agency and Mortgage Backed Securities	$223,101	$1,233	$250	$224,084
U.S. Treasury Securities	2,014	40	—	2,054
Collateralized mortgage obligations	6,013	17	41	5,989

Total Government and Agencies Securities	231,128	1,290	291	232,127
Fannie Mae Trust Preferred Stock	15,000	91	—	15,091
Federal Reserve Bank Stock	1,126	—	—	1,126
Federal Home Loan Bank Stock (FHLB)	5,121	—	—	5,121

Total Securities available for sale	$252,375	$1,381	$291	$253,465

	December 31, 2001

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value

U.S. Agency Securities	$8,207	$134	$—	$8,341
Collateralized mortgage obligations	3,450	56	—	3,506

Total Government and Agencies Securities	11,657	190	—	11,847
Federal Reserve Bank Stock	862	—	—	862
Federal Home Loan Bank Stock (FHLB)	644	—	—	644

Total Securities available for sale	$13,163	$190	$—	$13,353

          At December 31, 2002 and 2001, U.S. Treasury securities, U.S. Agency securities, and collateralized mortgage obligations with a fair market value of $102,941,000 and $11,845,000, respectively, were pledged to secure advances with the Federal Home Loan Bank, securities sold with agreements to repurchase, bankruptcy funds, and local agency deposits.

          The amortized cost and estimated fair value of debt securities at December 31, 2002 by contractual maturities are shown in the following table. Expected maturities will differ from contractual maturities, particularly with respect to collateralized mortgage obligations, because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Maturing in

(Dollars in thousands)	One year or less	Over one year Through five Years	Over five years through ten years	Over ten years	Total

Available for sale, amortized cost	$61,033	$83,341	$33,729	$53,025	$231,128
Available for sale, estimated fair value	$61,133	$83,591	$34,239	$53,164	$232,127

          4.  Loans and Allowance for Loan Losses

          The loan portfolio consisted of the following at December 31:

(Dollars in thousands)	2002	2001

Real estate loans	$77,897	$61,518
Residential mortgage loans	57,528	6,929
Construction loans	3,325	7,040
Commercial loans	78,976	66,842
Consumer loans	6,695	6,994

	224,421	149,323
Allowance for loan losses	(2,435)	(1,696)
Deferred loan origination costs, net .	13	138

Loans, net	$221,999	$147,765

          At December 31, 2002 and 2001, real estate loans of approximately $32,384 and $35,326, respectively, were pledged to secure short-term borrowings with the Federal Home Loan Bank.

          A summary of the Company’s transactions in the allowance for loan losses for the year ended December 31 is as follows:

($ in thousands)	2002	2001

Beginning balance	$1,696	$1,146
Provision for loan losses	755	550
Recoveries	—	—
Amounts charged off	(16)	—

Ending balance	$2,435	$1,696

          At December 31, 2002, the Company had $3,000 in nonaccrual and impaired consumer loans, no restructured loans, and no loans with principal balances more than 90 days past due still accruing interest.  As of December 31, 2001, the Company had no nonaccrual loans, no restructured loans, no loans with principal balances more than 90 days past due, and no loans that were considered impaired.

          5.  Premises and Equipment

          The major classes of premises and equipment at December 31 are as follows:

($ in thousands)	2002	2001

Furniture and equipment	$4,430	$3,268
Leasehold improvements	660	469

	5,090	3,737
Accumulated depreciation and amortization	(2,234)	(1,265)

	$2,856	$2,472

          The amount of depreciation and amortization included in operating expense was $969,000, $652,000 and $419,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

          6.  Deposits

          The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2002 and 2001 was $93,559,000 and $39,952,000, respectively.

          At December 31, 2002, the scheduled maturities of time certificates of deposit of $100,000 or more are as follows:

(Dollars in thousands)

2003	$77,121
2004	12,919
2005	1,798
Thereafter	1,721

$93,559

          7.  Other Borrowings

          Other borrowings consisted of the following at December 31:

(Dollars in thousands)	2002	2001

Securities sold under agreements to repurchase	$7,102	$9,274
Federal Home Loan advances – short-term	30,000	7,000
Federal Home Loan advances – long-term	55,000	—

	$92,102	$16,274

          Securities sold under agreements to repurchase, which are classified as secured borrowings, mature within one day from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. The Company monitors the fair value of the underlying securities on a daily basis.

          As of December 31, 2002, the Bank had $85 million in advances from the Federal Home Loan Bank.  These advances  were obtained in accordance with the Company’s asset/liability management objective to reduce the Company’s exposure to interest rate fluctuations.  Of these advances, $30 million consisted of short-term, overnight borrowings at 1.13%. The remaining advances were long-term advances,  $15 million are for a two-year term and bear interest at 3.17% per annum, maturing June 21, 2004, $20 million are for a two-year term and bear interest at 2.25% per annum, maturing on September 20, 2004, $10 million are for a three year term and bear interest at 2.70%, maturing on September 19, 2005, and $10 million are for a two year term and bear interest at 2.20%, maturing on November 15, 2004.   Certain investment securities and real estate loans are pledged as collateral to secure these borrowings (see Note 3). The Company had unused borrowing capacity with the Federal Home Loan Bank of $18 million at December 31, 2002.

          In addition, as of December 31, 2002, the Company had $30 million of additional borrowing capacity in the form of security repurchase agreements with two investment banking firms and unused federal funds lines of credit of $10 million with correspondent banks.

          8.  Trust Preferred Securities

          During fiscal 2002, the Company sold to institutional investors in private placements, an aggregate of $17,000,000 of trust preferred securities, as follows:  (i) $5,000,000, sold in June 2002 by the Company’s newly formed wholly-owned subsidiary, Pacific Mercantile Capital Trust I, a Delaware trust,  mature in 30 years, are redeemable at the Company’s option beginning after 5 years, and require quarterly distributions, initially at a rate of 5.65%, which will reset quarterly at the three month LIBOR rate plus 3.75%; (ii)) $5,000,000 sold in August 2002 the Company’s newly formed wholly-owned subsidiary, PMB Capital Trust I, a Delaware trust, mature in 30 years, are redeemable at the Company’s option beginning after 5 years, and require semi-annually distributions, initially at a rate of 5.388% which will reset semi-annually at the six month LIBOR rate plus 3.625%.; (iii) $7,000,000, sold in September 2002 by the Company’s newly formed wholly-owned subsidiary, PMB Statutory Trust III, a Connecticut trust, mature in 30 years, are redeemable at the Company’s option beginning after 5 years, and require quarterly distributions, initially at a rate of 5.22% which will reset quarterly at the three month LIBOR rate plus 3.40%.  The trust preferred securities are subordinated to other borrowings that may be obtained by the Company. Additionally, $14,117,400 of the trust securities qualify as Tier I capital, with the remaining trust preferred securities qualifying as Tier II capital, for regulatory purposes one capital for regulatory purposes on qualifies for Tier II capital.

          9.  Transactions with Related Parties

          The directors of the Company and the Bank, and certain of the businesses with which they are associated, have banking transactions with the Company in the ordinary course of business. All loans and commitments to loan included in such transactions were made in accordance with applicable laws and on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with persons of similar creditworthiness that are not affiliated with the Company, and did not present any undue risk of collectibility.

          The following is a summary of loan transactions with directors of the Company and certain of their associated businesses for the year ended December 31:

(Dollars in thousands)	2002(1)	2001(1)

Beginning balance	$934	$267
New loans granted	475	927
Principal repayments	(99)	(260)

Ending balance	$1,310	$934

(1) Includes loans made to executive officers who are not also directors totaling $66,000 and $127,000 in 2002 and 2001, respectively.

          Deposits by the Company held by the Bank at December 31, 2002 and 2001 amounted to approximately $6,905,000 and $1,346,000, respectively.

          10.  Income Taxes

          The components of the income tax expense (benefit) for the year ended  December 31, 2002 and 2001 are as follows:

(Dollars in thousands)	2002	2001

Current taxes:
Federal	$1,024	$373
State	192	91

Total current taxes	1,216	464
Deferred taxes:
Federal	(112)	(742)
State	(60)	(256)

Total deferred taxes	(172)	(998)

Total income tax expense (benefit)	$1,044	$(534)

          The components of the income tax expense (benefit) for the year ended  December 31, 2000 is omitted from the  table above because the Company incurred no income tax expense as a result of net operating loss carryforwards utilized in that year.

          The components of the net deferred tax asset are as follows:

	December 31,

(Dollars in thousands)	2002	2001	2000

Deferred tax assets/(liabilities):
Allowance for loan losses	$1,092	$760	$516
Operational loss accrual	90	314	—
Deferred organizational and start-up expenses	57	43	66
Net operating loss carry forward	—	—	665
Other accrued expenses	189	45	141
State taxes	122	—	—
Deferred compensation	82	—	—
Depreciation and amortization	(179)	(26)	(18)
Deferred loan origination costs	(185)	(142)	(105)
Deferred state taxes	(108)	(87)	(104)
Unrealized gain on securities	(458)	—	—
Other, net	10	12	—

Total deferred taxes	712	919	1,161
Valuation allowance	—	—	(1,161)

Net deferred taxes	$712	$919	$—

          The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows:

	Year Ended December 31,

	2002	2001	2000

Federal income tax based on statutory rate	34.0%	34.0%	34.0%
State franchise tax net of federal income tax benefit	7.2	7.2	7.2
Other accrued expenses	(.4)	1.0	—
Valuation allowance	—	(83.5)	(41.2)

Total income tax expense (benefit)	40.8%	(41.3)%	0.0%

          The Company established valuation allowances at December 31, 2000 of $1,161,100 as a result of the Company’s  limited operating history, which made it difficult, at that time, for management to determine whether or not the deferred tax asset would be realizable in the future. Since the Company is in a taxable position, the valuation allowance was revised in 2001 and a net deferred tax asset was recognized at December 31, 2001.

          11.  Net Income Per Share

          The following data shows a reconciliation of the numerators and the denominators used in computing income  per share and the weighted average number of shares of potentially dilutive common stock.

	Year Ended December 31,

	2002	2001	2000

Net income available to common shareholders
Used in basic income per share (Dollars in thousands)	$1,516	$1,825	$127

Basic income per share	$0.24	$0.29	$0.02

Weighted average number of common shares used in
Basic income per share	6,377,642	6,337,213	5,098,796
Effect of dilutive securities:
Options	159,214	161,269	99,646

Weighted number of common shares and potential dilutive common shares
Used in diluted income per share	6,536,856	6,498,482	5,198,442

Fully diluted income per share	$0.23	$0.28	$0.02

          12.  Shareholders’ Equity

          In conjunction with the June 12, 2000, Holding Company Reorganization described in Note 1 between the Company and the Bank, the Company sold 2,611,608 shares of its common stock in a public offering registered under the Securities Act of 1933. Proceeds of this public offering, net of underwriting discounts, commissions and other expenses of $2,366,000, totaled $18,527,000. In addition, the Company issued warrants to the managing underwriter for the public offering to purchase 250,000 shares of common stock at an exercise price of $9.60 per share. These warrants expire on June 14, 2005.

          The Bank’s Board of Directors authorized a two-for-one stock split which became effective on April 14, 2000. Share and per share data have been adjusted herein to give effect to the stock split.

          Under California law, the directors of the Bank may declare distributions to  the Company, its sole shareholder, subject to the restriction that the amount available for the payment of cash dividends may not exceed the lesser of the Bank’s retained earnings or its net income for its last three fiscal years (less the amount of any distributions to shareholders made during such period). If the above test is not met, distributions to shareholders may be made only with the prior approval of the Commissioner of the California Department of Financial Institutions (“Commissioner”) and in an amount not exceeding the greatest of the Bank’s retained earnings, the Bank’s net income for its last fiscal year or the Bank’s net income for its current fiscal year. If the Commissioner finds that the shareholders’ equity of the Bank is not adequate, or that the making by the Bank of a distribution to shareholders would be unsafe or unsound for the Bank, the Commissioner can order the Bank not to make any distribution to shareholders.

          The ability of the Bank to pay dividends is further restricted under the Federal Deposit Insurance Corporation Improvement Act of 1991 which prohibits a bank from paying dividends if, after making such payment, the bank would fail to meet any of its minimum capital requirements. Under the Financial Institutions Supervisory Act and Federal Financial Institutions Reform, Recovery and Enforcement Act of 1989, federal banking regulators also have authority to prohibit financial institutions from engaging in business practices which are considered to be unsafe or unsound. It is possible, depending upon the financial condition of the Bank and other factors, that regulators could assert that the payment of dividends in some circumstances might constitute unsafe or unsound practices. Therefore, the Bank’s federal regulatory agency might prohibit the payment of dividends even though such payments would otherwise be technically permissible.

          13.  Commitments and Contingencies

          The Company leases certain facilities and equipment under various non-cancelable operating leases. Rent expense for the years ended December 31, 2002, 2001 and 2000 was $1,648,000, $1,153,000 and $432,000, respectively. Sublease income for the years ended December 31, 2002 and 2001 was $100,000 and $42,000, respectively. There was no sublease income in the year ended December 31, 2000.

          Future minimum non-cancelable lease commitments are as follows:

(Dollars in thousands)

2003	$1,806
2004	1,869
2005	1,938
2006	1,492
2007	1,000
Thereafter	1,087

Total	$9,192

          In order to meet the financing needs of its customers in the normal course of business, the Company is party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements. At December 31, 2002, the Company was committed to fund certain loans amounting to approximately $153 million. The contractual amounts of credit-related financial instruments such as commitments to extend credit, credit-card arrangements, and letters of credit represent the amounts of potential accounting loss should the contract be fully drawn upon, the customer default, and the value of any existing collateral become worthless.

          The Company uses the same credit policies in making commitments to extend credit and conditional obligations as it does for on-balance sheet instruments. Commitments generally have fixed expiration dates; however, since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management’s credit evaluation of the customer. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, residential real estate and income-producing commercial properties.

          The Company is subject to legal actions normally associated with financial institutions. At December 31, 2002, the Company did not have any pending legal proceedings that would be material to our consolidated financial condition or results of operations.

          The Company is required to purchase stock in the Federal Reserve Bank in an amount equal to 6% of its capital, one-half of which must be paid currently with the balance due upon request.

          The Bank is a member of the Federal Home Loan Bank (“FHLB”) and therefore, is required to purchase FHLB stock in an amount equal to 1% of the Bank’s real estate loans that are secured by residential properties.

          As of December 31, 2002, the Company has a remaining reserve of $201,000 related to claims for refunds of credit card transactions processed by the Company for a former merchant customer that encountered financial difficulties and filed a petition in bankruptcy under the Federal Bankruptcy laws. The reserve was originally established in 2001 for $700,000 and is included in operating losses for 2001. The remaining reserve represents management’s current estimate of the potential charges that the Company could incur for such refunds in the future. Management currently believes that the reserve is adequate to cover the potential liability to the Company. However, additional refund claims could arise in the future which, if asserted, could require the Company to set aside additional reserves, the amounts of which, if any, cannot be predicted at this time.

          14.  Derivative Financial Instruments

          SFAS No. 133, “Accounting For Derivative Instruments and Hedging Activities”, as amended and interpreted  was effective for the Company as of January 1, 2001.  SFAS No. 133 requires all derivative instruments to be recognized on the balance sheet at fair value.  Gains or losses resulting from changes in the values of derivative are accounted for depending on the purpose of the derivative and whether it qualifies for hedge accounting.  If certain conditions are met, hedge accounting may be applied and the derivative instrument may be specifically designated as a fair value, cash flow or foreign currency hedge.  In the absence of meeting these conditions, the derivatives are to be designated as non-designated derivative instruments with gains or losses recorded to current earnings.

          Effective January 1, 2001, the Company adopted the provisions of SFAS 133 by recognizing all derivative instruments on the balance sheet at fair value.  At January 1, 2001, the adoption of SFAS No. 133 did not have a material impact on the financial statements.  All derivative instruments entered into by the Company prior to February 19, 2002 were non-designated derivative instruments.  On February 19, 2002, the Company’s Board of Directors approved the “Mortgage Banking Risk Management Policy”.  This policy specifically implements the Company’s policy to designate interest rate lock commitments with investors as hedge instruments to hedge the mortgage loans upon funding.  At December 31, 2002, approximately $57 million of loans held for sale were hedged and the value of the net interest rate locks was $73,000.

          15.  Employee Benefit Plans

          The Company has a 401(k) plan that covers substantially all full-time employees. It permits voluntary contributions by employees, a portion of which are matched by the Company. The Company’s expenses relating to its contributions to the 401(k) plan for the years ended December 31, 2002, 2001 and 2000 are $191,000, $151,000, and $114,000, respectively.

          16.  Regulatory Matters and Capital/Operating Plans

          The Company and the Bank are subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can lead to certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct and  material adverse effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classifications also are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

          Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes that, as of December 31, 2002, that the Company and the Bank met all capital adequacy requirements to which they are subject.

          As of December 31, 2002, based on the applicable capital adequacy regulations, the Company and the Bank are categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Company and the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following tables. There are no conditions or events that management believes have changed the Company’s or the Bank’s classification as well-capitalized since December 31, 2002.

          The actual capital amounts and ratios of the Company and the Bank at December 31, 2002 are presented in the following table:

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions

(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital to Risk Weighted Assets:
Company	$57,772	12.8%	$36,121	8.0%	$45,151	10.0%
Bank	47,983	10.7%	36,012	8.0%	45,015	10.0%
Tier I Capital to Risk Weighted Assets:
Company	51,070	11.3%	18,060	4.0%	27,091	6.0%
Bank	45,548	10.1%	18,006	4.0%	24,309	6.0%
Tier I Capital to Average Assets:
Company	51,070	9.7%	20,965	4.0%	26,206	5.0%
Bank	45,548	8.7%	20,851	4.0%	26,064	5.0%

          The actual capital amounts and ratios of the Company and the Bank at December 31, 2001 are presented in the following table:

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions

(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital to Risk Weighted Assets:
Company	$38,262	13.4%	$22,879	8.0%	$28,599	10.0%
Bank	31,293	10.9%	22,875	8.0%	58,593	10.0%
Tier I Capital to Risk Weighted Assets:
Company	36,567	12.8%	11,440	4.0%	17,160	6.0%
Bank	29,597	10.4%	11,437	4.0%	17,156	6.0%
Tier I Capital to Average Assets:
Company	36,567	16.0%	9,123	4.0%	11,403	5.0%
Bank	29,597	13.0%	9,111	4.0%	11,389	5.0%

          17.  Parent Company Only Information

          Condensed Statements of Financial Condition
          (Dollars in thousands)

	December 31,

	2002	2001

Assets
Due from banks and interest bearing deposits with financial institutions	$6,849	$6,848
Investment in Subsidiaries	47,206	29,708
Securities available for sale, at fair value	1,645	—
Other assets	904	122

Total Assets	$56,604	$36,678

Liabilities and Shareholders’ Equity
Liabilities	$108	$—
Subordinated Debentures	17,527	—
Shareholders’ Equity	38,969	36,678

Total Liabilities and Shareholders’ Equity	$56,604	$36,678

          Condensed Statements of Income
          (Dollars in thousands)

	Year Ended December 31,

	2002	2001

Interest income	$195	$162
Interest expense	352	—
Other expenses	127	48
Equity in undistributed earnings of Subsidiaries	1,800	1,711

Net income	$1,516	$1,825

          Condensed Statement of Cash Flows
               (Dollars in thousands)

	Year Ended December 31,

	2002	2001

Cash Flows from Operating Activities:
Net income	$1,516	$1,825
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net amortization of premium on securities	13	—
(Increase) decrease in other assets	(782)	(122)
Undistributed earnings of subsidiary	(1,800)	(1,711)
Other, net	(2)	(1)
Increase (decrease) in other liabilities	108	(1)

Net used in operating activities	(947)	(10)

Cash Flows from Investing Activities:
Purchase of investment security available for sale	(2,052)	—
Principal payments received for investment security available for sale	395	—

Net used in investing activities:	(1,657)	—
Cash Flows from Financing Activities:
Proceeds from exercise of stock options	255	61
Increase in subordinated debentures	17,527	—
Capital contribution to subsidiaries	(15,177)	—

Net cash provided by financing activities	2,605	61

Net increase in cash	1	51
Cash and Cash Equivalents, beginning of period	6,848	6,797

Cash and Cash Equivalents, end of period	$6,849	$6,848

          18.  Fair Value of Financial Instruments

          Fair value estimates are made at a discreet point in time based on relevant market information and information about the financial instruments. Because no active market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on judgments regarding current economic conditions, risk characteristics of various financial instruments, prepayment assumptions, future expected loss experience and other such factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

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

          Other Borrowings. The fair value of other borrowings is the carrying amount and mature on a daily basis.  The fair value of other term borrowings is derived by calculating the discounted value of future cash flows expected to be paid out by the Company.

          Commitments to Extend Credit and Standby Letters of Credit. The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the parties involved. For fixed rate loan commitments, fair value also considers the difference between current levels of interest rates and committed rates. The fair value of these unrecorded financial instruments is estimated to approximate the notional amounts at December 31, 2002 and 2001.

          The estimated fair values and related carrying amounts of the Company’s financial instruments at December 31, 2002 and 2001 are as follows:

	2002		2001

(Dollars in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Financial Assets:
Cash and cash equivalents	$31,195	$31,195	$35,117	$35,117
Interest bearing deposits with financial Institutions	1,488	1,488	1,488	1,488
Securities available for sale	253,465	253,465	13,353	13,353
Loans held for sale	57,294	57,294	63,697	63,697
Loans, net	221,999	222,455	147,765	147,479
Financial Liabilities:
Noninterest bearing deposits	112,732	112,732	88,833	88,833
Interest bearing deposits	309,910	310,807	122,629	122,931
Other borrowings	92,102	93,517	16,274	16,274

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

(Dollars in thousands)	Commercial	Mortgage	Other	Total

Net interest income:
2002	$5,713	$2,771	$3,907	$12,391
2001	$4,524	$2,347	$1,701	$8,572
2000	$3,152	$415	$2,546	$6,113
Noninterest income:
2002	$1,056	$4,742	$298	$6,096
2001	$608	$2,717	$101	$3,426
2000	$309	$675	$10	$994
Segment Assets:
2002	$222,905	$57,890	$293,140	$573,935
2001	$149,683	$65,178	$51,573	$266,434

          20.  Quarterly Data (Unaudited)

	Year Ended December 31, (Dollars in thousands)

	2002				2001

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Total interest income	$6,295	$5,164	$3,538	$3,354	$3,387	$3,091	$2,825	$2,927
Total interest expense	2,266	1,638	1,078	978	896	864	883	1,016

Net interest income	4,029	3,526	2,460	2,376	2,491	2,227	1,942	1,911
Provision for loan losses	300	250	155	50	250	100	100	100

Net interest income after provision for loan losses	3,729	3,276	2,305	2,326	2,241	2,127	1,842	1,811
Noninterest income	2,618	1,373	1,070	1,035	1,091	1,071	770	494
Noninterest expense	4,649	3,717	3,637	3,169	3,365	2,763	2,192	1,836

Income (loss) before income taxes	1,698	932	(262)	192	(33)	435	420	469
Income tax expense (benefit)	695	376	(99)	72	(434)	(100)	—	—

Net income (loss)	$1,003	$556	$(163)	$120	$401	$535	$420	$469

Net income (loss) per share:
Basic	$0.16	$0.09	$(0.03)	$0.02	$0.06	$0.08	$0.07	$0.07

Fully diluted	$0.16	$0.08	$(0.03)	$0.02	$0.06	$0.08	$0.07	$0.07

          21.  Subsequent Event

          The Bank sold $64 million of mortgage back securities on January 2, 2003 with a gain on securities of $381,000.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

          None.

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          Except for information regarding the Registrant’s executive officers which is included in Part I of this Report, the information called for by Item 10 is incorporated herein by reference from the Company’s definitive proxy statement which is scheduled to be filed with the Commission on or before April 30, 2003.

ITEM 11.   EXECUTIVE COMPENSATION

          The information required by Item 11 is incorporated herein by reference from the Company’s definitive proxy statement which is scheduled to be filed with the Commission on or before April 30, 2002.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         Except for the information relating to the Company compensation plans set forth below, the information required by Item 12 is incorporated herein by reference from the Company’s definitive proxy statement which is scheduled to be filed with the Commission on or before April 30, 2002.

The following table provides information relating to our equity compensation plans as of December 31, 2002:

	Column A	Column B	Column C

	Number of Securities to be Issued upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column A

Equity compensation plans approved by shareholders	952,548	$6.33	240,622

Equity compensation plans not approved by shareholders	—	—	—

	952,548	$6.33	240,622

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information required by Item 13 is incorporated herein by reference from the Company’s definitive proxy statement which is scheduled to be filed with the Commission on or before April 30, 2003,

ITEM 14.   CONTROLS AND PROCEDURES

          Within the past 90 days, we carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that those controls and procedures were effective in making known to them, on a timely basis, the material information needed for the preparation of this Annual Report on Form 10-K.

          The officers also concluded that there were no significant changes in our internal controls or in other factors that could significantly affect those internal controls subsequent to the date of our evaluation nor did we find any significant deficiencies or material weaknesses that would have required corrective actions to be taken with respect to those controls.

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

          The following documents are filed as part of this Form 10-K:

(1)	Financial Statements:

See Index to Consolidated Financial Statements in Item 8 on Page 27 of this Report.

(2)	Financial Statement Schedules:

All schedules are omitted as the information is not required, is not material or is otherwise furnished.

(3)	Exhibits:

See Index to Exhibits on Page E-1 of this Form 10-K.

(4)	Current Reports on Form 8-K:

No reports on Form 8-K were filed during the quarter ended December 31, 2002.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of March 2003.

PACIFIC MERCANTILE BANCORP

By:	/s/ RAYMOND E. DELLERBA

Raymond E. Dellerba President and Chief Executive Officer

     POWER OF ATTORNEY

          Each person whose signature appears below hereby authorizes Raymond E. Dellerba, and Nancy Gray, and each of them individually, as his or her attorney-in-fact, to sign in his or her behalf and in each capacity stated below, and to file, all amendments and/or supplements to this Annual Report on Form 10-K.

          Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following officers and directors of the Registrant in the capacities indicated on March 28, 2003.

Signature	Title

/s/ RAYMOND E. DELLERBA	President, Chief Executive Officer and Director Principal Executive Officer)

Raymond E. Dellerba

/s/ NANCY GRAY	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Nancy Gray

/s/ GEORGE WELLS	Chairman of the Board and Director

George Wells

/s/ RONALD W. CHRISLIP	Director

Ronald W. Chrislip

/s/ JULIA M. DIGIOVANNI	Director

Julia M. DiGiovanni

/s/ WARREN T. FINLEY	Director

Warren T. Finley

/s/ J OHN THOMAS, M.D.	Director

John Thomas, M.D.

/s/ ROBERT E. WILLIAMS	Director

Robert E. Williams

CERTIFICATIONS OF CHIEF EXECUTIVE OFFICER
UNDER
SECTION 302 OF THE SARBANES-OXLEY ACT

I, Raymond E. Dellerba, Chief Executive Officer of Pacific Mercantile Bancorp, certify that:

1.	I have reviewed this annual report on Form 10-K of Pacific Mercantile Bancorp;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Exchange Act) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.

The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 28, 2002

/s/ RAYMOND E. DELLERBA

Raymond E. Dellerba President and Chief Executive Officer

CERTIFICATIONS OF CHIEF FINANCIAL OFFICER
UNDER
SECTION 302 OF THE SARBANES-OXLEY ACT

I, Nancy A. Gray, Chief Financial Officer of Pacific Mercantile Bancorp, certify that:

1.	I have reviewed this annual report on Form 10-K of Pacific Mercantile Bancorp;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Exchange Act) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.

The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 28, 2002

/s/ NANCY A. GRAY

Nancy A. Gray Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

2.1	Plan of Reorganization and Merger Agreement, dated as of February 29, 2000, between Pacific Mercantile Bank and Pacific Mercantile Bancorp+

3.1	Articles of Incorporation of Pacific Mercantile Bancorp+

3.2	Bylaws of Pacific Mercantile Bancorp+

4.1	Specimen form of Pacific Mercantile Bancorp Common Stock Certificate +

10.1	1999 Incentive Stock Option and Nonqualified Option Plan (the “1999 Plan”)+

10.2	Form of Stock Option Agreement pertaining to the 1999 Plan+

10.3	Employment Agreement, dated April 23, 1999 between Raymond E. Dellerba and Pacific Mercantile Bank+

10.5	Office Space Lease, dated December 8, 1999, between the Irvine Company and Pacific Mercantile Bank+

10.6	Sublease, dated as of August 3, 1999, between Wells Fargo Bank, N.A. and Pacific Mercantile Bank+

10.7	Sublease, dated as of September 16, 1998, between Washington Mutual Bank, FA, and Pacific Mercantile Bank+

10.8	Standard Internet Banking System Licensing Agreement, dated as of January 29, 1999, between Q-UP Systems and Pacific Mercantile Bank+

10.9	ODFI--Originator Agreement for Automated Clearing House Entries, dated as of February 16, 1999,between eFunds Corporation and Pacific Mercantile Bank*+

10.10	Agreement, dated September 15, 1998, between Fiserv Solutions, Inc. and Pacific Mercantile Bank+

10.12	Form of Underwriter’s Warrant Agreement with Paulson Investment Company**

10.13	Commercial Office Building Lease dated February 26, 2001 between Metro Point 13580, Lot Three, a California limited partnership, and Pacific Mercantile Bank++

21	Subsidiaries of the Company

23.1	Consent of Grant Thornton LLP, Independent Certified Public Accountants

24.1	Power of Attorney (contained on the signature page of Annual Report)

99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbane-Oxley Act of 2002

99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbane-Oxley Act of 2002

+	Incorporated by reference to the same numbered exhibit to the Company’s Registration Statement on
Form S-1 filed with the Commission on June 14, 2000.

**	Incorporated by reference to the Exhibit 1.2 to the above referenced S-1 Registration Statement.

++	Incorporated by reference to the same numbered exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

E-1