Form 10-Q
period 2003-03-31
PACIFIC MERCANTILE BANCORP
filed 2003-05-15
CIK 1109546

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10–Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

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

Not Applicable

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

Yes ☒	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

6,399,888 shares of Common Stock as of May 09, 2003

PACIFIC MERCANTILE BANCORP
QUARTERLY REPORT ON FORM 10Q
FOR
THE QUARTER ENDED March 31, 2003

(i)

PART I. — FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands)

	March 31, 2003	December 31, 2002

	(unaudited)
ASSETS
Cash and due from banks	$23,373	$26,195
Federal funds sold	75,000	5,000

Cash and cash equivalents	98,373	31,195
Interest earning deposits with financial institutions	1,494	1,488
Securities available for sale, at fair value ($70,881 and $102,941 pledged as collateral for Federal Home Loan Bank advances, repurchase agreements, and debtor in possession and local agency accounts at March 31, 2003, and December 31, 2002, respectively)	231,112	253,465
Loans held for sale	46,054	57,294
Loans (net of allowances of $2,807 and $2,435, respectively)	233,723	221,999
Accrued interest receivable	2,184	2,252
Premises and equipment, net	3,110	2,856
Other assets	3,869	3,386

Total Assets	$619,919	$573,935

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest bearing	$120,768	$112,732
Interest bearing	349,811	309,910

Total deposits	470,579	422,642
Borrowings	90,150	92,102
Accrued interest payable	601	696
Other liabilities	2,012	2,526

Total liabilities	563,342	517,966
Commitments and contingencies	—	—
Trust preferred securities	17,000	17,000
Shareholders’ Equity:
Preferred stock, no par value, 2,000,000 shares authorized; none issued	—	—
Common stock, no par value, 10,000,000 shares authorized, 6,399,888 shares issued and outstanding at March 31, 2003 and December 31, 2002	37,862	37,862
Retained earnings	1,190	475
Accumulated other comprehensive income	525	632

Total shareholders’ equity	39,577	38,969

Total Liabilities and Shareholders’ Equity	$619,919	$573,935

The accompanying notes are an integral part of these consolidated financial statements.

Part I.     Item 1. (continued)

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except for per share data)
(Unaudited)

	Three Months Ended March 31,

	2003	2002

Interest income:
Loans, including fees	$4,148	$2,921
Federal funds sold	154	256
Securities available for sale	1,668	164
Interest earning deposits with financial institutions	272	13

Total interest income	6,242	3,354
Interest expense:
Deposits	2,046	927
Borrowings	693	51

Total interest expense	2,739	978

Net interest income	3,503	2,376
Provision for loan losses	375	50

Net interest income after provision for loan losses	3,128	2,326
Noninterest income	2,363	1,035
Noninterest expense	4,337	3,169

Income before income taxes	1,154	192
Income tax (benefit) expense	439	72

Net income	$715	$120

Income per share:
Basic	$0.11	$0.02

Fully diluted	$0.11	$0.02

Weighted average number of shares:
Basic	6,399,888	6,350,732

Fully diluted	6,562,537	6,617,173

The accompanying notes are an integral part of these consolidated financial statements.

Part I.     Item 1. (continued)

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,

	2003	2002

Net income	$715	$120
Other comprehensive gain, net of tax:
Change in unrealized gain (loss) on securities available for sale, net of tax effect	(108)	(52)

Total comprehensive income	$607	$68

The accompanying notes are an integral part of these consolidated financial statements.

Part I.     Item 1. (continued)

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$715	$120
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	178	215
Provision for loan losses	375	50
Net amortization/accretion of premiums/discounts on securities	753	16
Net gains on sales of securities available for sale	(427)	—
Net gains on sales of loans held for sale	(1,548)	(879)
Mark to market loans held for sale	(31)	35
Proceeds from sales of loans held for sale	237,610	149,133
Originations and purchases of loans held for sale	(224,791)	(123,198)
Net change in accrued interest receivable	68	82
Net change in other assets	(393)	(38)
Net change in accrued interest payable	(94)	29
Net change in other liabilities	(514)	460

Net cash provided by operating activities	11,901	26,025
CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in interest earning deposits with financial institutions	(6)	—
Proceeds from sales of, maturities of, and principal payments received for securities available for sale	121,795	348
Purchase of securities available for sale	(99,966)	(2,490)
Net decrease (increase) in loans	(12,098)	3,243
Purchase of premises and equipment	(433)	(189)

Net cash provided by investing activities	9,292	912
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	47,937	38,905
Proceeds from exercise of stock options	—	57
Net decrease in borrowings	(1,952)	(2,361)

Net cash provided by financing activities	45,985	36,601

Increase in cash and cash equivalents	67,178	63,538
Cash and cash equivalents, beginning of period	31,195	35,117

Cash and cash equivalents, end of period	$98,373	$98,655

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Cash paid for interest on deposits and borrowings	$2,859	$949
Cash paid for income taxes	$996	$144

The accompanying notes are an integral part of these consolidated financial statements.

Part I.     Item 1. (continued)

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

1.         Nature of Business

            The consolidated financial statements include the accounts of Pacific Mercantile Bancorp (“PMBC”) and its wholly owned subsidiaries Pacific Mercantile Bank, PMB Securities Corp, Pacific Mercantile Capital Trust I, PMB Capital Trust I, and  PMB Statutory Trust III (which, together with PMBC, shall be referred to as the “Company”).  PMBC, which was incorporated on January 7, 2000 in the State of California, is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended.  It was organized to acquire all of the outstanding shares of Pacific Mercantile Bank (the “Bank”), which is a California banking corporation that commenced operations on March 1, 1999. The Bank is chartered by the California Department of Financial Institutions (the “DFI”) and is a member of the Federal Reserve Bank of San Francisco (“FRB”). In addition, deposit accounts of the Bank’s customers are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to the maximum amount allowed by law.

            PMBC’s acquisition of the Bank was consummated on June 12, 2000, by means of a merger which resulted in the Bank becoming a wholly owned subsidiary of the Company and the Bank’s shareholders becoming the Company’s shareholders, owning the same number and percentage of the Company’s shares as they had owned in the Bank (the “Holding Company Reorganization”).  Prior to the Holding Company Reorganization, PMBC had only nominal assets and had not conducted any business.  All financial information included herein has been restated as if the holding company reorganization was effective for all periods presented.  Additionally, the number of common shares outstanding gives retroactive effect to a 2 for 1 stock split of the Bank’s outstanding shares that became effective on April 14, 2000.

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

            In June 2002, PMB Securities Corp, a wholly owned subsidiary of the Company, commenced operations.  PMB Securities Corp is a securities broker–dealer that is engaged in the retail securities brokerage business.  It is registered with the Securities and Exchange Commission and is a member firm of the National Association of Securities Dealers.

            In June 2002, Pacific Mercantile Capital Trust I, a Delaware trust, was organized by the Company to facilitate its sale of an issue of $5,000,000 trust preferred securities to an institutional investor in a private placement.

            In August 2002, PMB Capital Trust I, a Delaware trust, was organized by the Company to facilitate its sale of an issue of $5,000,000 of trust preferred securities to an institutional investor in a private placement.

            In September 2002, PMB Statutory Trust III, a Connecticut trust, was organized by the Company to facilitate the sale of an issue of $7,000,000 of trust preferred securities to an institutional investor in a private placement.

2.         Significant Accounting Policies

            The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10–Q and, therefore, do not include all footnotes as would be necessary for a fair presentation of financial position, results of operations, changes in cash flows and comprehensive income (loss) in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). However, these interim financial statements reflect all adjustments (consisting of normal recurring adjustments and accruals) which, in the opinion of the management, are necessary for a fair presentation of the results for the interim periods presented. These unaudited condensed

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.–)

2.        Significant Accounting Policies (Cont.-)

consolidated financial statements have been prepared in accordance with US GAAP on a basis consistent with prior periods, and should be read in conjunction with the Company’s audited financial statements as of and for the year ended December 31, 2002 and the notes thereto included in the Company’s Annual Report on Form 10–K for the fiscal year ended December 31, 2002 filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934.

            The Company’s consolidated financial position at March 31, 2003, and the results of its operations for the three month period ended March 31, 2003, are not necessarily indicative of the results of operations that may be expected for any other interim period during or for the full year ending December 31, 2003.

            Use of Estimates

            The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets, liabilities and contingencies at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  See “Item 2 -- Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained below in this Report.

            Principles of Consolidation

            The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

            Nonperforming Loans

            At March 31, 2003, the Company had $3,000 in nonaccrual loans and $3,000 in loans delinquent 90 days or more with principal that were still accruing interest.  There were no impaired or restructured loans as of March 31, 2003.

            Income Per Share

            Basic income per share is computed by dividing net income available to shareholders by the weighted average number of common shares outstanding during the period.  Fully diluted income per share reflects the potential dilution that could occur if convertible securities or options, or contracts to issue common stock, were exercised or converted into common stock or resulted in the issuance of common stock that then shared in net income available to shareholders.

            Stock Option Plan

            The Company accounts for stock-based employee compensation as prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and has adopted the disclosure provisions of Statements of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock Based Compensation.”  SFAS No. 123 requires pro-forma disclosures of the Company’s net income and net income per share as if the fair value based method of accounting for stock based awards had been applied.  Under the fair value based method, compensation cost is recorded based on the value of the award at the grant date and is recognized over the service period.  In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”, which amended the disclosure requirements of FASB No. 123 to require certain disclosures about stock-based employee compensation plans in an entity’s accounting policy note.  The disclosure requirements for interim financial information are effective for interim periods beginning after December 15, 2002 and in the case of calendar year-end entities, such as the Company, the new interim period disclosures are required to be included in their interim financial statements beginning with the first quarter of 2003.  The Company has adopted the disclosure provisions of SFAS No. 148 in the accompanying footnotes to the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.–)

2.        Significant Accounting Policies (Cont.-)

            Stock Option Plan (Cont.-)

            Effective March 2, 1999, the Board of Directors adopted a stock option plan (the “Option Plan”), which was subsequently approved by the Company’s shareholders.  The Option Plan authorizes the granting of options to directors, officers and other key employees, that entitle them to purchase shares of common stock of the Company at a price per share equal to or above the fair market value of the Company’s shares on the date the option is granted.  Options may vest immediately or over various periods of up to five years, determined at the time the options are granted and expire 10 years after the grant date, or following termination of service, if sooner.   A total of 1,248,230 shares were authorized for issuance under the Option Plan (which number has been adjusted for stock splits effectuated subsequent to the Plan’s adoption).

            The Company continues to account for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” under which no compensation cost for stock options is recognized for stock option awards granted at or above fair market value.  Had compensation expense for the Company’s Option Plan been determined based upon the fair value at the grant date for awards under the Plan in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income and income per share would have been reduced to the pro forma amounts indicated below:

	Three months ended

(Dollars in thousands, except per share data)	2003	2002

Net Income:
As reported	$715	$120
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	79	72

Pro Forma	$636	$48

Income Per Share as Reported:
Basic	$0.11	$0.02
Fully diluted	0.11	0.02
Income Per Share Pro Forma:
Basic	$0.10	$0.01
Fully diluted	0.10	0.01
Weighted Average Number of Shares:
Basic	6,399,888	6,350,732
Fully diluted	6,562,537	6,617,173

            The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions for the three months ended March 31, 2003 and 2002, respectively:  dividend yield of 2.43% and 2.43%, expected volatility of  38% and a range from 46% to 48%, risk-free interest rate of 3.17% and a range from 4.49% to 4.52%, and, in each case, an expected option life of 5 years.

            Comprehensive Income

            Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income.  Although certain changes in assets and liabilities, such as unrealized gains and losses on securities available for sale, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.–)

2.        Significant Accounting Policies (cont.–)

            Recent Accounting Pronouncements

            In December 2002, the FASB has issued Interpretation No. 46, “Consolidation of Variable Interest Entities” – an interpretation of Accounting Research Bulletin (“ARB”) No. 51.   This Interpretation defines a variable interest entity and provides that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities and results of the activities of the variable interest entity should be included in consolidated financial statements with those of the business enterprise.   Furthermore, the FASB indicates that the voting interest approach of ARB No. 51 is not effective in identifying controlling financial interests in entities that are not controllable through voting interest or in which the equity investors do not bear the residual economic risk.   This Interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date.   It applies in the first fiscal year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003.   The Interpretation applies to public enterprises as of the beginning of the applicable interim or annual period.  Management believes the implementation of this Interpretation will not have a material effect upon the Company’s financial statements.

            Reclassification

            Certain amounts in the accompanying 2002 consolidated financial statements have been reclassified to conform to 2003 presentation.

3.        Commitments and Contingencies

            To meet the financing needs of its customers in the normal course of business, the Company is party to financial instruments with off–balance sheet risk.  These financial instruments include commitments to extend credit and standby letters of credit.  These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements.  At March 31, 2003, the Company was committed to fund loans totaling approximately $154,977,000 (inclusive of mortgages held for sale).  The contractual amounts of credit-related financial instruments such as commitments to extend credit, credit-card arrangements, and letters of credit represent the amounts of potential accounting loss should the contract be fully drawn upon, the customer default, and the value of any existing collateral become worthless.

           The Company uses the same credit policies in making commitments to extend credit and conditional obligations as it does for on–balance sheet instruments.  Commitments generally have fixed expiration dates; however, since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Company evaluates each customer’s credit worthiness on a case–by–case basis. The amount of collateral obtained, if deemed necessary by the Company upon an extension of credit, is based on management’s credit evaluation of the customer.  Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, residential real estate and income–producing commercial properties.

           In the ordinary course of business, the Company is subject to legal actions normally associated with financial institutions.  At March 31, 2003, the Company was not a party to any pending legal actions that would be material to its consolidated financial condition or results of operations.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

             Forward–Looking Information

            Statements contained in this Report that are not historical facts or that discuss our expectations or beliefs regarding our future operations or future financial performance, or financial or other trends in our business, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts.  Often, they include the words “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “project,” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could,” or “may.”  Such forward-looking statements are based on current information and assumptions about future events over which we do not have control and our business is subject to a number of risks and uncertainties that could cause our financial condition or operating results in the future to differ significantly from those expected at the current time.  Those risks and uncertainties are described below in the Section of this Report entitled “Forward Looking Information and Uncertainties Regarding Future Financial Performance” and readers of this Report are urged to read that Section in its entirety.

            Background

            Substantially all of the Company’s operations are conducted by the Bank, which accounts for substantially all of the Company’s revenues and operating costs.

            The principal determinant of a bank’s income is net interest income, which is the difference between the interest that a bank earns on loans, investments and other interest earning assets, and its interest expense, which consists primarily of the interest it must pay to attract and retain deposits and the interest that it pays on other interest bearing liabilities.  A bank’s interest income and interest expense are, in turn, affected by a number of factors, some of which are outside of its control, including the monetary policies of the Board of Governors of the Federal Reserve Board (the “Federal Reserve”) and national and local economic conditions, which affect interest rates and also the demand for loans and the ability of borrowers to meet their loan payment obligations.

            Critical Accounting Policies

            The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and general practices in the banking industry.  The information contained within our financial statements is, to a significant extent, based on approximate measures of the financial effects of transactions and events that have already occurred. Certain accounting policies involve significant judgments and assumptions by management which have a material impact on the carrying value of certain assets and liabilities. Management considers such accounting policies to be critical accounting policies. Management believes accounting for allowance for loan losses and derivative financial instruments to be critical accounting policies in the presentation of the financial condition and results of operations requiring management to make approximate measurements of the financial effects based on transactions and events that have already occurred. We use historical loss factors, adjusted for current conditions, to determine the inherent loss that may be present in our loan portfolio.  Actual loan losses could differ significantly from the loss factors that we use. See “Provision for Loan Losses” below in this Section of this Report.  Other estimates that we use include the fair value of derivative financial instruments.  The derivative financial instruments that we enter into consist primarily of interest rate lock commitments that are designed to hedge mortgage loans held for sale upon their funding.  At March 31, 2003, approximately $46,054,000 of loans held for sale were hedged.

            Recent Operating Results

            The Company’s first quarter 2003 net income grew to $715,000, or $0.11 per fully diluted share, compared to $120,000 or $0.02 per fully diluted share, during the same quarter of fiscal 2002.

            Net interest income increased by $1,127,000 or 47% to $3,503,000 and total revenues (net interest income plus other income) increased 72% to $5,866,000 in the quarter ended March 31, 2003 from $3,411,000 in the same quarter of 2002.  The Company’s net interest margin was 2.56% in the first quarter ended March 31, 2003, compared with 3.65% in the first quarter of 2002.  Margins continued to decline due primarily to the impact of the prime lending rate decrease that took place in the fourth quarter 2002 as a result of an interest rate reduction by the Federal Reserve.

            First quarter operating income (non-interest income only), boosted by growth in mortgage banking and, to a lesser extent, gains on sale of securities, increased by 128% to $2,363,000 from $1,035,000 in the first quarter a year ago.

            Operating expenses increased 37% to $4,337,000 in the first quarter of 2003 from $3,169,000 in the same quarter of 2002. The increase in operating expenses was due primarily to financial center expansion and related increases in staffing at the offices established during 2002 and to an increase in compensation related primarily to the expansion of mortgage lending activities.  However, despite that increase, our efficiency ratio (operating expenses as a percentage of total revenues) improved to 74% in the first quarter of 2003 from 93% in the same quarter of 2002, indicating a maturing of and increased business growth at our financial centers that has helped us to generate more revenue per employee than we did in fiscal 2002.

            Set forth below are key financial performance ratios for the periods indicated:

	Three months ended March 31,

	2003	2002

Return on average assets (1).	.50%	.17%
Return on average shareholders’ equity (1)	7.44%	1.30%
Net interest margin (2)	2.56%	3.65%
Basic income per share	$0.11	$0.02
Fully diluted income per share	$0.11	$0.02
Weighted average shares outstanding – basic	6,399,888	6,350,732
Weighted average shares outstanding – diluted	6,562,537	6,617,173

(1)	Annualized.
(2)	Net interest income expressed as a percentage of total average interest earning assets.

RESULTS OF OPERATIONS

            Net Interest Income

            We generated net interest income of $3,503,000 in the three months ended March 31, 2003 as compared to $2,376,000 for the corresponding period of 2002, an increase of 47%.  This increase was attributable to increases in interest income of $2,888,000, which more than offset the increases in interest expense of $1,761,000 over the corresponding period of 2002.

            The increase in interest income for the three months ended March 31, 2003, over the like period of 2002, was primarily attributable to increases of approximately $97,083,000 in our average loans outstanding during the three months ended March 31, 2003 as compared to the same period in 2002, along with an increase in the average volume of government and agencies securities of $193,984,000.  The increase in government and agency securities involved a shift of funds out of lower yielding federal funds sold, enabling the Company to offset to a significant extent the impact of declining interest rates on loans and other interest earning assets.

            The increase in interest expense for the three months ended March 31, 2003 over the like period of 2002 was due primarily to increases in the volume of our interest bearing deposits, an increase in borrowings from the Federal Home Loan Bank, and the interest paid on the $17,000,000 of trust preferred securities issued during the second half of 2002, which more than offset the effect on interest expense of declining market rates of interest. Average interest bearing deposits outstanding during the three month period ended March 31, 2003 increased by approximately $185,847,000 as compared to the corresponding periods of 2002.  In addition, Federal Home Loan Bank average borrowings increased by $68,544,000 during the three months ended March 31, 2003, as compared to the same periods in 2002.

            Our ratio of net interest income to average earning assets (“net interest margin”) for the three month period ended March 31, 2003 declined to 2.56% from 3.65% in the same respective period of 2002, primarily as a result of the prime lending rate decrease in 2002 that was attributable to an interest rate reduction by the Federal Reserve and continued slowness in the economy.

            Provision for Loan Losses

            Like virtually all banks and other financial institutions, we follow the practice of maintaining a reserve or allowance (the “Allowance”) for possible losses on loans that occur from time to time as an incidental part of the banking business.  When it is determined that the payment in full of a loan has become unlikely, the carrying value of the loan is reduced to its realizable value.  This reduction, which is referred to as a loan “charge–off” is charged against the Allowance.  The amount of the Allowance is increased periodically to replenish the Allowance after it has been reduced due to loan charge–offs and to reflect changes in the volume of outstanding loans and the risk of potential losses due to a deterioration in the condition of borrowers or in the value of property securing non–performing loans or changes in economic conditions. See “Financial Condition–Allowance for Loan Losses” below in this Section of this Report.  Increases in the Allowance are made through a charge, recorded as an expense in the statement of income, referred to as the “provision for loan losses.”  Recoveries of loans previously charged–off are added back to and, therefore, have the effect of increasing, the Allowance.

            During the quarter ended March 31, 2003, we made a provision for loan losses of $375,000 as compared to $50,000 for the quarter ended March 31, 2002.    This increase was made in response to the growth in the volume of our outstanding loans. Charge offs of loans during the quarter ended March 31, 2003 were $3,000.  For the three months ended March 31, 2002 loan charge offs were $5,000.  At March 31, 2003, the Allowance for Loan Losses represented 1.19% of our gross loans excluding loans held for sale.  See “Financial Condition – Allowance for Loan Losses” below.

            Although we employ economic models that are based on bank regulatory guidelines and industry standards to evaluate and determine the sufficiency of the Allowance and, thereby, the amount of the provisions required to be made for potential loan losses, those determinations involve judgments or forecasts about future economic conditions and other events that can affect the ability of borrowers to meet their loan obligations. Future economic conditions are subject to a number of uncertainties, some of which are outside of our ability to control.  See the discussion below under the caption “Forward Looking Information and Uncertainties Regarding Future Performance.” In the event of unexpected subsequent events or changes in circumstances, it could become necessary in the future to incur additional charges to increase the Allowance, which would have the effect of reducing our income or even causing us to incur losses.

            Noninterest Income

            Noninterest income consists primarily of mortgage banking income (which includes loan origination and processing fees and yield spread premiums) and net gains on sales of loans held for sale, which are generated by our mortgage loan division and net gains on sales of securities available for sale.  The mortgage loan division originates conforming and non–conforming, agency quality, residential first and home equity mortgage loans.

            As indicated in the table that follows, noninterest income increased by $1,328,000 or 128% in the quarter ended March 31, 2003, as compared to the same quarter of 2002.  Those increases were primarily attributable to (i) substantial increases in mortgage loan refinancings prompted by declining market rates of interest, and (ii) net gains on sales of $98,746,000 principal amount of securities available for sale made during the three months end March 31, 2003 to reposition the Company’s securities portfolio in response to changes in market rates of interest.

	Three Months Ended March 31,

(Dollars in thousands)	2003	2002

Mortgage banking, including net gains on sales of loans held for sale	$1,579	$844
Service charges and fees	135	52
ACH fee income	48	—
Net gains on sales of securities available for sale	427	—
Merchant income	5	6
Other	169	133

Total noninterest income	$2,363	$1,035

            Noninterest Expense

            Total noninterest expense for the three months ended March 31, 2003 increased by 37% to $4,337,000 from $3,169,000 for the corresponding period of 2002.  As indicated in the table below, salaries and employee benefits constitute the largest components of noninterest expense.  The increase in noninterest expense in the first three months of 2003 was primarily attributable to financial center expansion and related increases in staffing at the offices established during 2002 and to compensation related to the expansion of mortgage lending activities.

            The following table sets forth the principal components of noninterest expense and the amounts thereof, incurred in the three months ended March 31, 2003 and March 31, 2002.

	Three Months Ended March 31,

(Dollars in thousands)	2003	2002

Salaries and employee benefits	$2,331	$1,625
Occupancy	459	396
Equipment and depreciation	290	263
Data processing	148	86
Professional fees	189	156
Other loan related	143	124
Stationery and supplies	87	71
Courier	84	71
Customer fees paid	93	50
Insurance	166	142
Other operating expense (1)	347	185

Total noninterest expense	$4,337	$3,169

(1)     Other operating expense primarily consists of donations, postage, and travel expense.

            Due largely to the growth–related expenses described above, noninterest expense as a percentage of the sum of net interest income and noninterest income (the “efficiency ratio”) was 74% for the quarter ended March 31, 2003 compared to 93% for the corresponding period of 2002.

ASSET/LIABILITY MANAGEMENT

            The objective of asset/liability management is to reduce our exposure to interest rate fluctuations, which can affect our net interest margins and, therefore, our net interest income and net earnings.  We seek to achieve this objective by matching interest rate sensitive assets and liabilities, and maintaining the maturity and repricing of these assets and liabilities at appropriate levels given the interest rate environment.  Generally, if rate sensitive assets exceed rate sensitive liabilities, net interest income will be positively impacted during a rising rate environment and negatively impacted during a declining rate environment.  When rate sensitive liabilities exceed rate sensitive assets, net interest income generally will be positively impacted during a declining rate environment and negatively impacted during a rising rate environment.  However, because interest rates for different asset and liability products offered by depository institutions respond differently to changes in the interest rate environment, the gap is only a general indicator of interest rate sensitivity.

            The table below sets forth information concerning our rate sensitive assets and rate sensitive liabilities as of March 31, 2003. The assets and liabilities are classified by the earlier of maturity or repricing date in accordance with their contractual terms. Certain shortcomings are inherent in the method of analysis presented in the following table.

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

(Dollars in thousands)	Three Months Or Less	Over Three Through Twelve Months	Over One Year Through Five Years	Over Five Years	Non–Interest Bearing	Total

Assets
Interest–earning deposits in other financial institutions	$899	$595	$—	$—	$—	$1,494
Securities available for sale	3,076	22,457	63,562	120,687	—	209,782
Federal Reserve Bank and Federal Home Loan Bank stock	4,994	—	—	16,336	—	21,330
Federal funds sold	75,000	—	—	—	—	75,000
Loans, gross	99,183	34,508	82,684	66,209	—	282,584
Non–interest earning assets, net	—	—	—	—	29,729	29,729

Total assets	$183,152	$57,560	$146,246	$203,232	$29,729	$619,919

Liabilities and Stockholders’ Equity:
Noninterest–bearing deposits	$—	$—	$—	$—	$120,768	$120,768
Interest–bearing deposits	149,887	134,327	65,597	—	—	349,811
Borrowings	10,150	5,000	75,000	—	—	90,150
Investment in trust preferred securities	17,000	—	—	—	—	17,000
Other liabilities	—	—	—	—	2,613	2,613
Stockholders’ equity	—	—	—	—	39,577	39,577

Total liabilities and stockholders equity	$177,037	$139,327	$140,597	$—	$162,958	$619,919

Interest rate sensitivity gap	$6,115	$(81,767)	$5,649	$203,232	$(133,229)

Cumulative interest rate sensitivity gap	$6,115	$(75,652)	$(70,003)	$133,229	$(133,229)

Cumulative % of rate sensitive assets in maturity period	29.54%	38.83%	62.42%	95.20%	100.00%

Rate sensitive assets to rate sensitive liabilities	1.03	.41	1.04	N/A	N/A

Cumulative ratio	1.03	.76	.85	1.29	N/A

            At March 31, 2003, our rate sensitive balance sheet was shown to be in a positive three month gap position. This implies that our net interest margin would increase in the short–term if interest rates rise and would decrease in the short–term if interest rates were to fall.  However, as noted above, the extent to which our net interest margin will be impacted by changes in prevailing interests rates will depend on a number of factors, including how quickly rate sensitive assets and liabilities react to interest rate changes.

FINANCIAL CONDITION

            Assets

            We increased our total assets by 8% to $619,919,000 at March 31, 2003 from $573,935,000 at December 31, 2002.  The increase in assets was funded by increases in deposits and borrowings.  The additional funds from these sources were used primarily to sell federal funds to other banks.

            Loans Held for Sale

            Loans held for sale (consisting primarily of mortgage loans) totaled $46,054,000 at March 31, 2003, down from $57,294,000 at December 31, 2002.  This decrease was attributable primarily to a decrease in the average number of days the loans were outstanding due to quicker processing times by investors.  Loans held for sale are carried at the lower of cost or estimated fair value in the aggregate except for those that are designated as fair value hedges which are carried at fair value. There were $46,054,000 of loans held for sale designated as fair value hedges at March 31, 2003. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.

            Loans

            Loans outstanding at March 31, 2003 and December 31, 2002 (exclusive of loans held for sale) were made to customers in Southern California, the primary market areas being Orange, Los Angeles, and San Diego Counties.  The greatest concentration of our loans are in real estate and commercial loans, which represented 37% and 34%, respectively, of the loan portfolio at March 31, 2003 and 35% and 35%, respectively, at December 31, 2002.

            At March 31, 2003 and December 31, 2002 the loan portfolio consisted of the following

(Dollars in thousands)	March 31, 2003	Percent	December 31, 2002	Percent

Real estate loans	$86,622	36.6%	$77,897	34.7%
Residential mortgage loans	62,129	26.3%	57,528	25.6%
Construction loans	1,708	0.7%	3,325	1.5%
Commercial loans	79,855	33.8%	78,976	35.2%
Consumer loans	6,248	2.6%	6,695	3.0%

	236,562	100.0%	224,421	100.0%

Deferred loan origination costs, net	(32)		13
Allowance for loan losses	(2,807)		(2,435)

Loans, net	$233,723		$221,999

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

            The following table sets forth the maturity distribution of the Bank’s loan portfolio (excluding residential mortgages and consumer loans) at March 31, 2003:

(Dollars in thousands)	One Year Or Less	Over One Year Through Five Years	Over Five Years	Total

Real estate loans and construction loans
Floating rate	$6,717	$14,653	$59,914	$81,284
Fixed rate	—	5,848	1,198	7,046
Commercial loans
Floating rate	40,468	16,894	3,886	61,248
Fixed rate	7,440	10,861	306	18,607

Total	$54,625	$48,256	$65,304	$168,185

            Allowance for Loan Losses

            The allowance for loan losses at March 31, 2003 was $2,807,000, which represented 1.19% of the loans then outstanding, exclusive of loans held for sale.   By comparison, at December 31, 2002, the allowance was $2,435,000, which represented 1.08% of outstanding loans, exclusive of loans held for sale.  The Bank carefully monitors changing economic conditions, the loan portfolio by category, borrowers’ financial condition, the history of the loan portfolio, and also follows bank regulatory guidelines in determining the adequacy of the allowance for loan losses.  We believe that the allowance for loan losses at March 31, 2003 is adequate to provide for losses inherent in the portfolio.  However, the allowance was established on the basis of estimates developed primarily from historical industry loan loss data.  As a result, ultimate losses may vary from the estimates used to establish the allowance. As the volume of loans increases, additional provisions for loan losses will be required to maintain the allowance at adequate levels.  Additionally, if economic conditions were to deteriorate, which would have the effect of increasing the risk that borrowers would encounter difficulty meeting their loan obligations, it would become necessary to increase the allowance by means of additional provisions for loan losses.

            We also measure and reserve for impairment on a loan by loan basis using either the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral if the loan is collateral dependent. We exclude from our impairment calculations smaller, homogeneous loans such as consumer installment loans and lines of credit. Also, loans that experience insignificant payment delays or payment shortfalls are generally not considered impaired. The Bank had no impaired loans as of March 31, 2003 or December 31, 2002.

            A summary of the transactions in the allowance for loan losses for the three months ended March 31, 2003 and the year ended December 31, 2002 is as follows:

(Dollars in thousands)	March 31, 2003	December 31, 2002

Balance, beginning of period	$2,435	$1,696
Provision for loan losses	375	755
Recoveries	—	—
Amounts charged off	(3)	(16)

Balance, end of period	$2,807	$2,435

            Nonperforming Assets

            As of March 31, 2003, the Bank had $3,000, which was a consumer loan, in nonaccrual loans and $3,000 in loans delinquent 90 days or more with principal still accruing interest. The Bank had no restructured or impaired loans as of March 31, 2003. The Bank had $3,000, which was a consumer loan, in nonaccrual loans, and no restructured loans or loans which were considered impaired at December 31, 2002.

            Deposits

            At March 31, 2003 deposits totaled $470,579,000, which included $103,029,000 of certificates of deposits of $100,000 or more.  By comparison, at December 31, 2002, deposits totaled $422,642,000, which included $93,559,000 of certificates of deposit of $100,000 or more.  Noninterest bearing demand deposits totaled $120,768,000, or 25.7% of total deposits at March 31, 2003.  By comparison noninterest bearing demand deposits totaled $112,732,000, or 26.7% of total deposits, at December 31, 2002.  The change in the mix of noninterest bearing demand deposits to total deposits from December 31, 2002 to March 31, 2003, was driven by the increase in certificates of deposit business generated by our internet banking operations.  Set forth below is the maturity schedule of domestic time certificates of deposits outstanding at March 31, 2003:

(Dollars in thousands) Maturities	Certificates of Deposit Under $100,000	Certificates of Deposit of $100,000 or more

Three months or less	$11,180	$22,052
Over three through six months	26,144	30,247
Over six through twelve months	47,049	30,887
Over twelve months	45,753	19,843

Total	$130,126	$103,029

            Business Segment Reporting

            The Company has two reportable business segments, a commercial banking segment and a mortgage banking segment.  The commercial bank segment provides small and medium–size businesses, professional firms and individuals with a diversified range of financial products and services such as various types of deposit accounts, various types of commercial and consumer loans, cash management services, and Internet banking services.  The mortgage banking segment originates and purchases residential mortgages that, for the most part, are resold within 30 days to long–term investors in the secondary residential mortgage market.

            Since the Company derives all of its revenues from interest and noninterest income and interest expense is its most significant expense, these two segments are reported below using net interest income (interest income less interest expense) and noninterest income (net gains on sales of loans held for sale and fee income).  The Company does not allocate general and administrative expenses or income taxes to the segments.

(Dollars in thousands)	Commercial	Mortgage	Other	Total

Net interest income for the three months ended March 31:
2003	$1,318	$831	$1,354	$3,503
2002	1,296	698	382	2,376
Noninterest income for the three months ended March 31:
2003	188	1,681	494	2,363
2002	174	844	17	1,035
Segment assets at:
March 31, 2003	234,734	46,828	338,357	619,919
December 31, 2002	222,905	57,890	293,140	573,935

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

            Cash flow provided by financing activities, primarily representing increases in deposits and borrowings, totaled $45,985,000 for the three months ended March 31, 2003.  Cash flow provided by operating activities, primarily representing the proceeds from sales of loans held for sale, somewhat offset by originations and purchases of loans held for sale, totaled $11,901,000.  Cash flow provided in investing activities, primarily representing sales of and principal payments received on investment securities available for sale, offset by purchases of investment securities available for sale and increases in loans, totaled $9,292,000 for the three months ended March 31, 2003.

            At March 31, 2003 liquid assets, which included cash and due from banks, federal funds sold, interest earning deposits with financial institutions and unpledged securities available for sale (excluding Federal Reserve Bank stock and Federal Home Loan Bank stock) totaled $253,979,000 or 41% of total assets.

            Our primary uses of cash are to fund loans and to purchase securities available for sale, and our primary sources of the funds that we use to make loans are deposits.  Accordingly, the relationship between gross loans and total deposits provides a useful measure of our liquidity.  Since repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loan-to-deposit ratio the less liquid are our assets.  On the other hand, since we realize greater yields and higher interest income on loans than we do on investments, a lower loan-to-deposit ratio can adversely affect interest income and earnings.  As a result, management’s goal is to achieve a loan-to-deposit ratio that appropriately balances the requirements of liquidity and the need to generate a fair return on assets.  At March 31, 2003, the ratio of loans-to-deposits (excluding loans held for sale) was 49%, compared to 60% at December 31, 2002.

            As of March 31, 2003, the Company had borrowings of $80,000,000 in advances from the Federal Home Loan Bank.  The below table sets forth the amounts and terms of the Federal Home Loan Bank advances.

Principal Amounts (Dollars in thousands)	Per Annum Interest Rate	Maturity Dates

$5,000	1.40%	February 18, 2004
$15,000	3.17%	June 21, 2004
$20,000	2.25%	September 20, 2004
$10,000	2.20%	November 15, 2004
$9,000	1.93%	February 18,2005
$10,000	2.70%	September 19, 2005
$5,000	2.50%	February 21, 2006
$6,000	2.34%	February 28, 2006

INVESTMENTS AND INVESTMENT POLICY

            Our investment policy is designed to provide for our liquidity needs and to generate a favorable return on investments without undue interest rate risk, credit risk or asset concentrations.  Our investment policy authorizes us to invest in obligations issued or fully guaranteed by the United States Government, certain federal agency obligations, certain time deposits, certain municipal securities and federal funds sold.  It is our policy not to engage in securities trading activities.  Our investment policy provides that the weighted average maturities of U.S. Government obligations and federal agency securities cannot exceed ten years and municipal obligations cannot exceed twelve years; and that time deposits must be placed with federally insured financial institutions, cannot exceed $100,000 in any one institution and may not have a maturity exceeding sixty months.

            Securities available for sale are those that we intend to hold for an indefinite period of time, but that may be sold in response to changes in liquidity needs, changes in interest rates, changes in prepayment risks or other similar factors.  Such securities are recorded at fair value.  Any unrealized gains and losses are reported as “Other Comprehensive Income (Loss)” rather than included in or deducted from earnings.

            The following is a summary of the major components of securities available for sale and a comparison of the amortized cost, estimated fair values and gross unrealized gains and losses as of March 31, 2003 and December 31, 2002:

March 31, 2003 (Dollars in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value

Securities Available For Sale:
U.S. Agency and Mortgage Backed Securities	$154,317	$663	$227	$154,753
U.S. Treasury Securities	2,012	35	—	2,047
Collateralized Mortgage Obligations	52,759	236	13	52,982

Total Government and Agencies Securities	209,088	934	240	209,782
Fannie Mae Trust Preferred Stock	15,000	210	—	15,210
Federal Reserve Bank Stock	1,126	—	—	1,126
Federal Home Loan Bank Stock (FHLB)	4,994	—	—	4,994

Total Securities Available For Sale	$230,208	$1,144	$240	$231,112

December 31, 2002 (Dollars in thousands)

Securities Available For Sale:
U.S. Agency and Mortgage Backed Securities	$223,101	$1,233	$250	$224,084
U.S. Treasury Securities	2,014	40	—	2,054
Collateralized Mortgage Obligations	6,013	17	41	5,989

Total Government and Agencies Securities	231,128	1,290	291	232,127
Fannie Mae Trust Preferred Stock	15,000	91	—	15,091
Federal Reserve Bank Stock	1,126	—	—	1,126
Federal Home Loan Bank Stock (FHLB)	5,121	—	—	5,121

Total Securities Available For Sale	$252,375	$1,381	$291	$253,465

            At March 31, 2003, U.S. Agency and Mortgage Backed securities, U.S. Treasury securities, U.S. Government agency securities and collateralized mortgage obligations with a fair market value of $70,881,000 were pledged to secure Federal Home Loan Bank advances, repurchase agreements, local agency deposits, and debtor in possession accounts.  The decrease in the investment securities portfolio of $22,353,000 as of March 31, 2003 as compared to December 31, 2002 reflects the repositioning of investment securities in response to conditions in the interest rate markets.

            The amortized cost and estimated fair value of debt securities at March 31, 2003 by contractual maturities are shown in the following table.  Expected maturities and scheduled payments will differ from contractual maturities shown, particularly with respect to collateralized mortgage obligations, because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Maturing in

(Dollars in thousands)	One year Or less	Over one year Through five Years	Over five years Through ten years	Over ten years	Total

Available for sale, amortized cost	$700	$19,701	$60,713	$127,974	$209,088
Available for sale, estimated fair value	707	19,758	61,144	128,173	209,782

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

            Quantitative measures established by regulation to ensure capital adequacy require the Company (on a consolidated basis) and the Bank to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk–weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes that, as of March 31, 2003, the Company (on a consolidated basis) and the Bank met all capital adequacy requirements to which they are subject.

            In June 2002, the Company’s newly formed wholly owned subsidiary, Pacific Mercantile Capital Trust I, a Delaware trust, sold $5,000,000 of trust preferred securities to an institutional investor in a private placement.  These securities mature in 30 years, are redeemable at the Company’s option beginning after 5 years, and require quarterly interest distributions, currently at a rate of 5.13%, which resets quarterly at the three month LIBOR rate plus 3.75%.  In August 2002, the Company’s newly formed wholly owned subsidiary, PMB Capital Trust I, a Delaware trust, sold $5,000,000 of trust preferred securities to an institutional investor in a private placement.  These securities mature in 30 years, are redeemable at the Company’s option beginning after 5 years, and require semi-annual interest distributions, currently at a rate of 4.965%, which resets semi-annually at the six month LIBOR rate plus 3.625%.  In September 2002, the Company’s newly formed wholly owned subsidiary, PMB Statutory Trust III, a Connecticut trust, sold $7,000,000 of trust preferred securities in a trust preferred pooled transaction.  These securities mature in 30 years, are redeemable at the Company’s option beginning after 5 years, and require quarterly interest distributions, currently at a rate of 4.69%, which resets quarterly at the three month LIBOR rate plus 3.40%.

            The trust preferred securities are subordinated to other borrowings that may be obtained by the Company in the future. Of the $17,000,000 of trust preferred securities that were outstanding at March 31, 2003, $13,017,000 qualified as Tier I capital, with the remaining securities qualifying as Tier II capital for regulatory purposes.  The proceeds from the sale of the trust preferred securities are being use to support the Company’s continued growth.

            As of March 31, 2003, based on applicable capital regulations, the Company (on a consolidated basis) and the Bank are categorized as well-capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Company and the Bank must maintain minimum total risk–based, Tier I risk–based and Tier I leverage ratios as set forth in the following table, which contains a comparison of the Company and Bank’s capital and capital ratios at March 31, 2003 to the respective regulatory requirements applicable to them.

			Applicable Federal Regulatory Requirement

			Ratios For Capital Adequacy Purposes		Ratio to be Categorized As Well Capitalized

(Dollars in thousands)	Actual Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital to Risk Weighted Assets:
Bank	$49,304	11.0%	$36,026	8.0%	$45,033	10.0%
Company	58,860	13.0%	36,112	8.0%	45,141	10.0%
Tier I Capital to Risk Weighted Assets:
Bank	46,497	10.3%	18,013	4.0%	27,020	6.0%
Company	52,070	11.5%	18,056	4.0%	27,084	6.0%
Tier I Capital to Average Assets:
Bank	46,497	8.0%	23,246	4.0%	29,057	5.0%
Company	52,070	8.9%	23,378	4.0%	29,222	5.0%

            The Company intends to retain earnings to support future growth and, therefore, does not intend to pay dividends for at least the foreseeable future.

FORWARD LOOKING INFORMATION AND UNCERTAINTIES REGARDING FUTURE FINANCIAL PERFORMANCE

            This Report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains certain forward-looking statements.  Forward–looking statements are estimates of, or expectations or beliefs regarding our future financial performance that are based on current information and that are subject to a number of risks and uncertainties that could cause our actual operating results and financial performance in the future to differ significantly from those expected at the current time. Those risks and uncertainties include, although they are not limited to, the following:

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

            Possible Adverse Changes in Economic Conditions.  Adverse changes in local economic conditions could
(i) reduce loan demand resulting in reduced net interest margins and net interest income; (ii) affect the financial capability of borrowers in a manner that would make it more difficult for them to meet their loan obligations which could, therefore, result in increases in loan losses and require increases in provisions made for possible loan losses, thereby reducing our earnings; and (iii) lead to reductions in real property values that, due to our reliance on real property to collateralize many of our loans, could make it more difficult for us to prevent losses from being incurred on non–performing loans by selling those real properties.

            Possible Adverse Changes in National Economic Conditions and Federal Reserve Monetary Policies.  Changes in national economic conditions, such as increases in inflation or declines in economic output, often prompt changes in Federal Reserve monetary policies that could reduce net interest margins or increase the cost of funds to us, particularly if we are unable, due to competitive pressures or the rate insensitivity of earning assets, to effectuate commensurate increases in the rates we are able to charge on existing or new loans.  An increase in interest rates also could lead to a decline in the volume of mortgage loan refinancings that would reduce the income generated by our mortgage banking division.  Additionally, uncertainties about the direction of the economy could lead to reductions in loan demand, thereby reducing our net interest margins and net interest income and could adversely affect the financial capability of borrowers to meet their loan obligations which could result in loan losses and require increases in provisions made for possible loan losses, either or both of which could reduce our income.

            Regulatory Policies.   Changes in federal and state bank regulatory policies, such as increases in capital requirements or in loan loss reserve or asset/liability ratio requirements, could adversely affect earnings by reducing yields on earning assets or increasing operating costs.

            Effects of Growth.   It is our intention to take advantage of opportunities to increase our business, either through acquisitions of other banks or the establishment of new banking offices.  Additional growth will cause increases in noninterest expense that could adversely affect our operating results, which is what occurred during the fiscal 2002 when we opened new financial centers and commenced the operations of the Company’s securities brokerage subsidiary.

            Potential Credit Card Refund Claims.   In the fourth quarter of 2001 the Bank established a reserve of $700,000 for claims for refunds of credit card charges that the Bank collected for a former merchant customer that encountered financial difficulties during that quarter and subsequently filed for bankruptcy protection in an effort to reorganize and resume its operations.  Those financial difficulties led to the assertion of claims against the Bank for refunds of credit card charges by some of the merchant’s consumers.  The outcome of the merchant’s efforts to reorganize is uncertain.  As a result, additional refund claims could be asserted against the Bank in the future and it could become necessary to establish additional reserves for such claims, the amount of which is uncertain, but which could lead to increases in noninterest expense, which would have the effect of reducing our earnings, possibly significantly, or even causing us to incur losses.  As of March 31, 2003, the remaining reserve for credit card refund claims amounted to $199,000.

            Other risks and uncertainties that could affect our financial performance or financial condition in the future are described in the Section entitled “Risk Factors” in the Prospectus dated September 14, 2000, included in our S–1 Registration Statement filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended, and our Annual Report on Form 10–K for the fiscal year ended December 31, 2002 filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. Readers of this Report are urged to review the discussion of those risks as well contained in that Prospectus and that Annual Report.

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

          We filed a Current Report on Form 8-K dated April 30, 2003 to furnish, under Item 12 thereof, a copy of our press release announcing our consolidated results of operations for the period ended, and our consolidated financial position as of March 31, 2003.

SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC MERCANTILE BANCORP

Date:	May 13, 2003	By:	/s/ NANCY A GRAY

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

Date: May 13, 2003
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

Date: May 13, 2003
/s/ NANCY A. GRAY

Nancy A. Gray Executive Vice President and Chief Financial Officer

Index to Exhibits

Exhibit No.	Description of Exhibit

99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes–Oxley Act of 2002

99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes–Oxley Act of 2002

E-1