Form 10-Q
period 2003-06-30
PACIFIC MERCANTILE BANCORP
filed 2003-08-14
CIK 1109546

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10–Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from___________ to ___________

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

6,400,888 shares of Common Stock as of July 22, 2003

PACIFIC MERCANTILE BANCORP
QUARTERLY REPORT ON FORM 10Q
FOR
THE QUARTER ENDED June 30, 2003

(i)

PART I. — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands)

	June 30, 2003	December 31, 2002

	(unaudited)
ASSETS
Cash and due from banks	$26,803	$26,195
Federal funds sold	35,000	5,000

Cash and cash equivalents	61,803	31,195
Interest earning deposits with financial institutions	1,296	1,488
Securities available for sale, at fair value ($109,149 and $102,941 pledged as collateral for Federal Home Loan Bank advances, repurchase agreements, debtor in possession and local agency accounts at June 30, 2003 and December 31, 2002, respectively)	260,206	253,465
Loans held for sale	65,268	57,294
Loans (net of allowances of $3,025 and $2,435, respectively)	250,316	221,999
Accrued interest receivable	2,109	2,252
Premises and equipment, net	2,880	2,856
Other assets	5,972	3,386

Total Assets	$649,850	$573,935

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest bearing	$125,111	$112,732
Interest bearing	353,750	309,910

Total deposits	478,861	422,642
Borrowings	93,487	92,102
Accrued interest payable	928	696
Other liabilities	19,636	2,526

Total liabilities	592,912	517,966
Commitments and contingencies	—	—
Trust preferred securities	17,000	17,000
Shareholders’ Equity:
Preferred stock, no par value, 2,000,000 shares authorized; none issued	—	—
Common stock, no par value, 10,000,000 shares authorized; 6,400,888 and 6,399,888 shares issued and outstanding at June 30, 2003 and December 31, 2002, respectively	37,869	37,862
Retained earnings	1,899	475
Accumulated other comprehensive income	170	632

Total shareholders’ equity	39,938	38,969

Total Liabilities and Shareholders’ Equity	$649,850	$573,935

The accompanying notes are an integral part of these consolidated financial statements.

Part I.     Item 1. (continued)

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except for per share and share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Interest income:
Loans, including fees	$4,373	$2,883	$8,522	$5,804
Federal funds sold	164	339	319	595
Securities available for sale	1,645	302	3,567	466
Interest earning deposits with financial institutions	14	14	31	27

Total interest income	6,196	3,538	12,439	6,892
Interest expense:
Deposits	2,097	1,006	4,143	1,933
Borrowings	758	72	1,452	124

Total interest expense	2,855	1,078	5,595	2,057

Net interest income	3,341	2,460	6,844	4,835
Provision for loan losses	222	155	597	205

Net interest income after provision for loan losses	3,119	2,305	6,247	4,630
Noninterest income	2,532	1,070	4,895	2,106
Noninterest expense	4,516	3,637	8,853	6,807

Income (loss) before income taxes	1,135	(262)	2,289	(71)
Income tax expense (benefit)	426	(99)	865	(28)

Net income (loss)	$709	$(163)	$1,424	$(43)

Net income (loss) per share:
Basic	$0.11	$(0.03)	$0.22	$(0.01)

Fully diluted	$0.11	$(0.03)	$0.21	$(0.01)

Weighted average number of shares:
Basic	6,400,240	6,361,255	6,400,065	6,356,022

Fully diluted(1)	6,680,603	6,361,255	6,629,537	6,356,022

(1) Basic weighted average shares outstanding was used in the computation of fully diluted loss per share in the three and six month periods ended June 30, 2002, because the inclusion of options in that computation would have been anti-dilutive.

The accompanying notes are an integral part of these consolidated financial statements.

Part I.     Item 1. (continued)

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Net income (loss)	$709	$(163)	$1,424	$(43)
Other comprehensive loss, net of tax:
Change in unrealized loss on securities available for sale, net of tax effect	(352)	(67)	(462)	(119)

Total comprehensive income (loss)	$357	$(230)	$962	$(162)

The accompanying notes are an integral part of these consolidated financial statements.

Part I.     Item 1. (continued)

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,424	$(43)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	359	453
Provision for loan losses	597	205
Net amortization/accretion of premiums/discounts on securities available for sale	1,883	48
Net gains on sales of securities available for sale	(625)	—
Net gains on sales of loans held for sale	(3,204)	(704)
Mark to market loans held for sale	236	(75)
Proceeds from sales of loans held for sale	449,854	252,598
Originations and purchases of loans held for sale	(454,860)	(209,325)
Net decrease (increase) in accrued interest receivable	143	(325)
Net increase in other assets	(2,248)	(831)
Net increase in accrued interest payable	232	74
Net increase in other liabilities	17,110	4,561

Net cash provided by operating activities	10,901	46,636
CASH FLOWS FROM INVESTING ACTIVITIES
Net increase (decrease) in interest earning deposits with financial institutions	192	(198)
Proceeds from sales of, maturities of, and principal payments received for securities available for sale	189,285	655
Purchases of securities available for sale and other stock	(198,084)	(70,871)
Net increase in loans	(28,914)	(29,475)
Purchase of premises and equipment	(383)	(747)

Net cash used in investing activities	(37,904)	(100,636)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	56,219	62,320
Proceeds from exercise of stock options	7	230
Proceeds from investment in trust preferred securities	—	5,000
Net increase in borrowings	1,385	6,749

Net cash provided by financing activities	57,611	74,299

Increase in cash and cash equivalents	30,608	20,299
Cash and cash equivalents, beginning of period	31,195	35,117

Cash and cash equivalents, end of period	$61,803	$55,416

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Cash paid for interest on deposits and borrowings	$5,363	$1,982
Cash paid for income taxes	$1,397	$144

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

            In June 2002, PMB Securities Corp, a wholly owned subsidiary of the Company, commenced operations.  PMB Securities Corp is a securities broker–dealer that is engaged in the retail securities brokerage business.  It is registered as a securities broker-dealer with the Securities and Exchange Commission and is a member firm of the National Association of Securities Dealers.

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

2.         Significant Accounting Policies

            The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10–Q and, therefore, do not include all footnotes as would be necessary for a fair presentation of financial position, results of operations, changes in cash flows and comprehensive income (loss) in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). However, these interim financial statements reflect all adjustments (consisting of normal recurring adjustments and accruals) which, in the opinion of the management, are necessary for a fair presentation of the results for the interim periods presented. These unaudited condensed consolidated financial statements have been prepared in accordance with US GAAP on a basis consistent with prior periods, and should be read in conjunction with the Company’s audited financial statements as of and for the year ended December 31, 2002 and the notes thereto included in the Company’s Annual Report on Form 10–K for the fiscal year ended December 31, 2002 filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934.

            The Company’s consolidated financial position at June 30, 2003, and the results of its operations for the three month and six month periods ended June 30, 2003, are not necessarily indicative of the results of operations that may be expected for any other interim period during or for the full year ending December 31, 2003.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT (Cont.-)

2.          Significant Accounting Policies (Cont.-)

            Use of Estimates

            The preparation of the financial statements in conformity with US GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets, liabilities and contingencies at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  See “Item 2 -- Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained below in this Report.

            Principles of Consolidation

            The consolidated financial statements include the accounts of PMBC and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

            Nonperforming Loans

            At June 30, 2003, the Company had no nonaccrual loans and no loans delinquent 90 days or more and no impaired or restructured loans.

            Income (Loss) Per Share

            Basic income (loss) per share is computed by dividing net income (loss) available to shareholders by the weighted average number of common shares outstanding during the period.  Fully diluted income per share reflects the potential dilution that could occur if convertible securities or options, or contracts to issue common stock, were exercised or converted into common stock or resulted in the issuance of common stock that then shared in net income available to shareholders.  Convertible securities or options are not included in the computation of fully diluted loss per share for the three and six months ended June 30, 2002, since to do so would have an anti-dilutive effect.

            Stock Option Plan

            The Company accounts for stock-based employee compensation as prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and has adopted the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock Based Compensation.”  SFAS No. 123 requires pro-forma disclosures of the Company’s net income (loss) and net income (loss) per share as if the fair value based method of accounting for stock based awards had been applied.  Under the fair value based method, compensation cost is recorded based on the value of the award at the grant date and is recognized over the service period.  In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”, which amended the disclosure requirements of FASB No. 123 to require certain disclosures about stock-based employee compensation plans in an entity’s accounting policy note.  The disclosure requirements for interim financial information are effective for interim periods that began after December 15, 2002, and in the case of calendar year-end entities, such as the Company, the new interim period disclosures were required to be included in their interim financial statements beginning with the first quarter of 2003.  The Company has adopted the disclosure provisions of SFAS No. 148 in the accompanying footnotes to the consolidated financial statements.

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

             NOTES TO CONSOLIDATED FINANCIAL STATEMENT (Cont.-)

2.         Significant Accounting Policies (Cont.-)

            Stock Option Plan (Cont.-)

            The Company continues to account for stock-based compensation using the intrinsic value method prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees,” under which no compensation cost for stock options is recognized for stock option awards granted at or above fair market value.  Had compensation expense for the Company’s Option Plan been determined based upon the fair value at the grant date for awards under the Plan in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income and income per share would have been reduced to the pro forma amounts indicated below:

	Three months ended		Six months ended

(Dollars in thousands, except per share data)	2003	2002	2003	2002

Net income (loss):
As reported	$709	$(163)	$1,424	$(43)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	80	76	159	148

Pro Forma	$629	$(239)	$1,265	$(191)

Income (loss) per share as reported:
Basic	$0.11	$(0.03)	$0.22	$(0.01)
Fully diluted	0.11	(0.03)	0.21	(0.01)
Income (loss) per share Pro Forma:
Basic	$0.10	$(0.04)	$0.20	$(0.03)
Fully diluted	0.09	(0.04)	0.19	(0.03)
Weighted average number of shares:
Basic	6,400,240	6,361,255	6,400,065	6,356,022
Fully diluted	6,680,603	6,361,255	6,629,537	6,356,022

            The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions for the three and six months ended June 30, 2003:  dividend yield of 2.43%, expected volatility of 37% and a range of 37% to 38%, respectively, and a risk-free interest rate of 3.03% and a range of 3.03% to 3.17%, respectively.  The following assumptions were used in the Black-Scholes option-pricing model in determining the fair value of the options valued for the three and six months ended June 30, 2002: dividend yield of 2.43%, expected volatility of 46% and a range of 46% to 48%, respectively, and a risk-free interest rate of 4.49% and a range of 4.49% to 4.52%, respectively.   For all periods shown an expected option life of 5 years was assumed.

            Comprehensive Income (Loss)

            Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income (loss).  Although certain changes in assets and liabilities, such as unrealized gains and losses on securities available for sale, are reported as a separate component of the equity section of the balance sheet, such items, along with net income (loss), are components of comprehensive income (loss).

            Recent Accounting Pronouncements

            In December 2002, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” – an interpretation of Accounting Research Bulletin (“ARB”) No. 51.   This Interpretation defines a variable interest entity and provides that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities and results of the activities of the variable interest entity should be included in consolidated financial statements with those of the business enterprise.   Furthermore, the FASB indicates that the voting interest approach of ARB No. 51 is not effective in identifying controlling financial interests in entities that are not controllable through voting interest or in which the equity investors do not bear the residual economic risk.   This Interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date.   It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003.   The Interpretation applies to public enterprises as of the beginning of the applicable interim or annual period.  Management believes the implementation of this Interpretation will not have a material effect upon the Company’s financial statements.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENT (Cont.-)

2.         Significant Accounting Policies (Cont.-)

In April 2003, the FASB issued Statement No. 149, “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities”.  This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”.  The changes in this Statement improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly.  In particular, this Statement clarifies the meaning of an initial net investment that is smaller than would be required for other types of contracts that would be expected to have a similar response to changes in market factors, clarifies when a derivative contains a financing component, and amends the definition of an underlying to conform it to language used in FASB Interpretation No. 45,  “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, and amends certain other existing pronouncements.  Those changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments.  This Statement is effective for new contracts entered into or modified after June 30, 2003, and for hedging relationships designated after that date, except for the provisions of this Statement that relate to Statement No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates and forward purchase and sale agreement involving when-issued securities should be applied to both existing contracts and new contracts entered into after June 30, 2003.  Management believes the implementation of this Statement will not have a material effect upon the Company’s financial statements.

In May 2003, the FASB issued Statement No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” to establish standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  This Statement changes the classification in the statement of financial position of certain common financial instrument from either equity or mezzanine presentation to liabilities and requires an issuer of the financial statement to recognize changes in the fair value or the redemption amount, as applicable, in earnings.  An issuer is required to classify mandatorily redeemable preferred and common stocks, forward purchase contracts that obligate the issuer to repurchase shares of its stock by transferring assets, or freestanding put options that may obligate the issuer to repurchase shares of its stock by transferring assets as assets.   Furthermore, freestanding financial instruments that require or permit the issuer to settle an obligation by issuing a variable number of its shares if, at inception, the monetary value of the obligation is based solely or predominantly on a fixed monetary amount know at inception, or a variations in something other than the issuer’s shares, such as the price of gold multiplied by a fixed notional amount, or  a variations inversely related to changes in the value of the issuer’s shares will be classified as liabilities. This Statement is effective immediately for financial instruments (except for mandatorily redeemable financial instruments issued by nonpublic companies) entered into or modified after May 31, 2003.  It is effective for financial instruments (except for mandatorily redeemable financial instruments issued by nonpublic companies) issued on or before May 31, 2003 at the beginning of the first interim period beginning after June 15, 2003.    The effect of adopting Statement No. 150 will be recognized as a cumulative effect of an accounting change as the beginning of the period of adoption.   Management believes the implementation of this Interpretation will not have a material effect upon the Company’s financial statements.

            Reclassification

            Certain amounts in the 2002 consolidated financial statements have been reclassified to conform to 2003 presentation.

            Commitments and Contingencies

            To meet the financing needs of its customers in the normal course of business, the Company is party to financial instruments with off–balance sheet risk.  These financial instruments include commitments to extend credit and standby letters of credit.  These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements.  At June 30, 2003, the Company was committed to fund loans totaling approximately $160,428,000 (inclusive of mortgages held for sale).  The contractual amounts of credit-related financial instruments such as commitments to extend credit, credit-card arrangements, and letters of credit represent the amounts of potential accounting loss  should the contract be fully drawn upon, the customer default, and the value of any existing collateral becomes worthless.

            However, the Company uses the same credit policies in making commitments to extend credit and conditional obligations as it does for on–balance sheet instruments.   The Company evaluates each customer’s credit worthiness on a case–by–case basis. The amount of collateral obtained, if deemed necessary by the Company upon an extension of credit, is based on management’s credit evaluation of the customer.  Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, residential real estate and income–producing commercial properties.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENT (Cont.-)

2.         Significant Accounting Policies (Cont.-)

            Additionally, commitments to extend credit generally have fixed expiration dates and many of the commitments are expected to expire without being drawn upon.  As a result, the total commitment amounts do not necessarily represent future cash requirements.

            In the ordinary course of business, the Company is subject to legal actions normally associated with financial institutions.  At June 30, 2003, the Company was not a party to any pending legal actions that is expected to be material to its consolidated financial condition or results of operations.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

            Forward–Looking Information

            Statements contained in this Report that are not historical facts or that discuss our expectations or beliefs regarding our future operations or future financial performance, or financial or other trends in our business, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts.  Often, they include the words “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “project,” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could,” or “may.”  Such forward-looking statements are based on current information and assumptions about future events over which we do not have control and our business is subject to a number of risks and uncertainties that could cause our financial condition or operating results in the future to differ significantly from those expected at the current time.  Those risks and uncertainties are described below in this  Section under the heading  “Forward Looking Information and Uncertainties Regarding Future Financial Performance” and readers of this Report are urged to read that Subsection in its entirety.

            Background

            Substantially all of the Company’s operations are conducted by the Bank, which accounts for substantially all of the Company’s revenues and operating costs.

            The principal determinant of a bank’s income is net interest income, which is the difference between the interest that a bank earns on loans, investments and other interest earning assets, and its interest expense, which consists primarily of the interest it must pay to attract and retain deposits and the interest that it pays on other interest bearing liabilities.  A bank’s interest income and interest expense are, in turn, affected by a number of factors, some of which are outside of its control, including the monetary policies of the Board of Governors of the Federal Reserve Board (the “Federal Reserve” or “FRB”) and national and local economic conditions, which affect interest rates and also the demand for loans and the ability of borrowers to meet their loan payment obligations.

         Critical Accounting Policies

          The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and general practices in the banking industry.  The information contained within our financial statements is, to a significant extent, based on approximate measures of the financial effects of transactions and events that have already occurred. The accounting policies we follow in determining the sufficiency of the allowance for loan losses and the fair value of derivative financial instruments involve judgments and assumptions by management which can have a material impact on the carrying value of our loans and those financial instruments, respectively.  As a result, management considers those accounting policies to be critical accounting policies. In determining the adequacy of the allowance for loan losses, we use historical loss factors, adjusted for current and anticipated future conditions, to determine the inherent loss that may be present in our loan portfolio.  Actual loan losses could differ significantly from the loss factors that we use. See “Provision for Loan Losses” below in this Section of this Report.    The derivative financial instruments that we enter into consist primarily of interest rate lock commitments that are designed to hedge mortgage loans held for sale and commitments upon their funding.  In determining the fair value of the mortgage loans held for sale and commitments, management utilizes period end market interest rates from various investors. At June 30, 2003, approximately $65,268,000 of mortgage loans held for sale and $71,622,000 of mortgage commitments were hedged.

          Recent Operating Results

          The Company generated  net income of $709,000 and $1,424,000, or $0.11 and $0.21 per fully diluted share for the three and six month periods ended June 30, 2003, respectively, compared to net losses of  $(163,000) and $(43,000), or $(0.03) and $(0.01) per fully diluted share, for the same three and six month periods of fiscal 2002, respectively.

          Net interest income increased by $881,000 or 36% to $3,341,000 from $2,460,000 for the three months ended June 30, 2003, as compared to the same quarter in 2002.  Total revenues (net interest income plus noninterest income) increased by $2,343,000 or 66% to $5,873,000 in the quarter ended June 30, 2003, from $3,530,000 in the same quarter of 2002.  For the six months ended June 30, 2003, net interest income increased by $2,009,000 or 42% to $6,844,000 and total revenues increased by $4,798,000 or 69% to $11,739,000, in each case as compared to net interest income and total revenue in the  six months ended June 30, 2002.

          The Company’s net interest margins were 2.25% and 2.40%, respectively, for the three and six month periods ended June 30, 2003, compared with 3.40% and 3.53% in the same respective periods of 2002.  Margins continued to decline due primarily to the impact of the prime lending rate decrease that took place in the fourth quarter 2002 as a result of an interest rate reduction by the Federal Reserve.

           Noninterest income, boosted by growth in mortgage banking refinancings and, to a lesser extent, gains on sale of securities, increased by $1,462,000 or 137% to $2,532,000, during the quarter ended June 30, 2003, from $1,070,000 in the second quarter a year ago, and by $2,789,000 or 132%, to $4,895,000, for the six months ended June 30, 2003, from $2,106,000, for the same period of 2002.

            Operating expenses increased $879,000 or 24% to $4,516,000 in the second quarter of 2003, from $3,637,000 in the same quarter of 2002, and by $2,046,000 or 30%, to $8,853,000 for the six months ended June 30, 2003, from $6,807,000 in the same period of 2002. The increases in operating expenses were due primarily to financial center expansion and related increases in staffing at the offices established during 2002 and to an increase in compensation related primarily to the expansion of mortgage lending activities.  However, despite that increase, our efficiency ratio (operating expenses as a percentage of total revenues) improved to 77% and 75% in the three and six months ended June 30, 2003, from 103% and 98% in the same respective periods of 2002, respectively, indicating a maturing of and increased business growth at our financial centers that has helped us to generate $62,000 more revenue per employee (excluding mortgage banking division) in the six month period ended June 30, 2003, than we did in the same six month period of fiscal 2002.

            Set forth below are key financial performance ratios for the periods indicated:

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

Return on average assets (1)	0.45%	(0.21)%	0.47%	(0.03)%
Return on average shareholders’ equity (1)	7.16%	(1.78)%	7.32%	(0.24)%
Net interest margin (2)	2.25%	3.40%	2.40%	3.53%
Basic income (loss) per share	$0.11	$(0.03)	$0.22	$(0.01)
Fully diluted income (loss) per share	$0.11	$(0.03)	$0.21	$(0.01)
Weighted average shares outstanding – basic	6,400,240	6,361,255	6,400,065	6,356,022
Weighted average shares outstanding – diluted	6,680,603	6,361,255	6,629,537	6,356,022

(1)  Annualized.
(2)  Net interest income expressed as a percentage of total average interest earning assets.

RESULTS OF OPERATIONS

            Net Interest Income

           We generated net interest income of $3,341,000 and $6,844,000, respectively, in the three and six months ended June 30, 2003 as compared to $2,460,000 and $4,835,000, respectively, for the corresponding periods of 2002, which represented increases of 36%

and 42%, respectively.  These increases were attributable to increases in interest income of $2,658,000 and $5,547,000, respectively, which more than offset the increases in interest expense of $1,777,000 and $3,538,000, respectively, from the interest income generated and interest expense incurred during the corresponding periods of 2002.

            The increases in interest income for the three and six months ended June 30, 2003, over the like periods of 2002, were primarily attributable to increases of approximately $120,665,000 and $108,938,000, respectively, in our average loans outstanding during the three and six months ended June 30, 2003 as compared to the same periods in 2002, and increases in the average volume of government and agencies securities of $209,533,000 and $206,296,000, respectively, over the corresponding periods in 2002.  The increase in government and agency securities involved a shift of funds out of lower yielding federal funds sold, enabling the Company to offset to a significant extent the impact of declining interest rates on interest we earned on loans and other interest earning assets.

            The increases in interest expense for the three and six months ended June 30, 2003, over the like periods of 2002 were due primarily to increases in the volume of our interest bearing deposits, increases in borrowings from the Federal Home Loan Bank, and in the interest paid on the $17,000,000 of trust preferred securities issued during the second half of 2002, which more than offset the effect on interest expense of declining market rates of interest. Average interest bearing deposits outstanding during the three and six month periods ended June 30, 2003 increased by approximately $183,842,000 and $181,865,000, respectively, as compared to the corresponding periods of 2002.  In addition, Federal Home Loan Bank average borrowings increased by $77,473,000 and $72,834,000 during the three and six months ended June 30, 2003, as compared to the same periods in 2002.

            Our ratio of net interest income to average earning assets (“net interest margin”) for the three and six month periods ended June 30, 2003 declined to 2.25% and 2.40%, respectively, from 3.40% and 3.53% in the same respective period of 2002, primarily as a result of the prime lending rate decrease in 2002 that was attributable to an interest rate reduction by the Federal Reserve and continued slowness in the economy during 2002 and first half of 2003.

            Provision for Loan Losses

            Like virtually all banks and other financial institutions, we follow the practice of maintaining a reserve or allowance (the “Allowance”) for possible losses on loans that occur from time to time as an incidental part of the banking business.  When it is determined that the payment in full of a loan has become unlikely, the carrying value of the loan is reduced to what management believes is its realizable value.  This reduction, which is referred to as a loan “charge–off” is charged against the Allowance.  The amount of the Allowance is increased periodically (i) to replenish the Allowance after it has been reduced due to loan charge–offs and (ii) to reflect changes in the volume of outstanding loans and changes in the risk of potential losses due to a deterioration in the condition of borrowers or in the value of property securing non–performing loans or changes in economic conditions. See “Financial Condition–Allowance for Loan Losses” below in this Section of this Report.  Increases in the Allowance are made through a charge, recorded as an expense in the statement of operations referred to as the “provision for loan losses.”  Recoveries of loans previously charged–off are added back to and, therefore, have the effect of increasing, the Allowance.

            During the quarter ended June 30, 2003, we made a provision for loan losses of $222,000 as compared to $155,000 for the quarter ended June 30, 2002. This increase was made in response to the growth in the volume of our outstanding loans. Charge offs of loans during the quarter ended June 30, 2003, were $4,000, as compared to no charge-offs of loans for the same quarter of 2002.  For the six months ended June 30, 2003, loan charge offs were $7,000, as compared to $5,000 for the same period in 2002.  At June 30, 2003, the Allowance for Loan Losses represented 1.19% of our gross loans excluding loans held for sale.  At December 31, 2002, the Allowance for Loan Losses represented 1.08% of our gross loans excluding loans held for sale.  See “Financial Condition – Allowance for Loan Losses” below.

            Although we employ economic models that are based on bank regulatory guidelines and industry standards to evaluate and determine the sufficiency of the Allowance and, thereby, the amount of the provisions required to be made for potential loan losses, those determinations involve judgments or forecasts about future economic conditions and other events that can affect the ability of borrowers to meet their loan obligations. Future economic conditions are subject to a number of uncertainties, some of which are outside of our ability to control.  See the discussion below under the caption “Forward Looking Information and Uncertainties Regarding Future Financial Performance.” In the event of unexpected subsequent events or changes in circumstances, it could become necessary in the future to incur additional charges to increase the Allowance, which would have the effect of reducing our income or which might cause us to incur losses.

            Noninterest Income

            Noninterest income consists primarily of mortgage banking income (which includes loan origination and processing fees and yield spread premiums) and net gains on sales of loans held for sale, which are generated by our mortgage banking division, and net gains on sales of securities available for sale.  The mortgage banking division originates conforming and non–conforming, agency quality, residential first and home equity mortgage loans.

As indicated in the table that follows, noninterest income increased by $1,462,000 or 137% in the quarter ended June 30, 2003, and by $2,789,000, or 132%, in the six months ended June 30, 2003, as compared to the same periods of 2002.  These increases were primarily attributable to (i) substantial increases in mortgage loan refinancing prompted by declining market rates of interest, and (ii) net gains  of $198,000 and $625,000 on sales of $35,837,000 and $135,263,000 principal amount of securities available for sale made during the three and six months end June 30, 2003, respectively, to reposition the Company’s securities portfolio in response to changes in market interest rates.

	Three Months Ended June 30,		Six Months Ended June 30,

(Dollars in thousands)	2003	2002	2003	2002

Mortgage banking, including net gains on sales of loans held for sale	$1,861	$913	$3,440	$1,758
Service charges and fees	181	36	316	88
ACH fee income	72	99	120	195
Net gains on sales of securities available for sale	198	—	625	—
Merchant income	8	6	13	12
Other	212	16	381	53

Total noninterest income	$2,532	$1,070	$4,895	$2,106

            Noninterest Expense

            Total noninterest expense for the three months ended June 30, 2003 increased by  $879,000 or  24% to $4,516,000 from $3,637,000 for the corresponding period of 2002, and total noninterest expense for the six months ended June 30, 2003 increased by $2,046,000 or 30% to $8,853,000 from $6,807,000 for the corresponding period of 2002.  As indicated in the table below, salaries and employee benefits constitute the largest components of noninterest expense.  The increases in noninterest expense for the three and six months ended June 30, 2003, were primarily attributable to financial center expansion and related increases in staffing at the offices established during 2002 and to compensation related to the expansion of mortgage lending activities.

     The following table sets forth the principal components of noninterest expense and the amounts thereof, incurred in the three and six months ended June 30, 2003 and June 30, 2002.

	Three Months Ended June 30,		Six Months Ended June 30,

(Dollars in thousands)	2003	2002	2003	2002

Salaries and employee benefits	$2,395	$1,791	$4,726	$3,417
Occupancy	427	390	886	786
Equipment and depreciation	338	300	628	562
Data processing	152	95	300	181
Professional fees	200	230	389	385
Other loan related	171	61	314	185
Stationery and supplies	99	106	186	177
Courier	92	69	176	140
Customer fees paid	55	95	148	146
Insurance	180	27	346	51
Other operating expense (1)	407	473	754	777

Total noninterest expense	$4,516	$3,637	$8,853	$6,807

(1)     Other operating expense primarily consists of telephone, postage, travel, and regulatory expense.

            Due largely to the growth–related expenses described above, noninterest expense as a percentage of the sum of net interest income and noninterest income (the “efficiency ratio”) improved to 77% in the quarter ended June 30, 2003 from 103% in the corresponding period of 2002, and to 75% in the six months ended June 30, 2003, from 98% for the same period in 2002.

ASSET/LIABILITY MANAGEMENT

            The primary objective of asset/liability management is to reduce our exposure to interest rate fluctuations, which can affect our net interest margins and, therefore, our net interest income and net earnings.  We seek to achieve this objective by matching interest rate sensitive assets and liabilities, and maintaining the maturities and the repricing of these assets and liabilities at appropriate levels in light of prevailing interest rate environment.  Generally, if rate sensitive assets exceed rate sensitive liabilities, net interest income will be positively impacted during a rising interest rate environment and negatively impacted during a declining interest rate environment.  When rate sensitive liabilities exceed rate sensitive assets, net interest income generally will be positively impacted during a declining interest rate environment and negatively impacted during a rising interest rate environment.  However, because interest rates for different asset and liability products offered by depository institutions respond differently to changes in the interest rate environment, the gap is only a general indicator of interest rate sensitivity.

            The table below sets forth information concerning our rate sensitive assets and rate sensitive liabilities as of June 30, 2003. The assets and liabilities are classified by the earlier of maturity or repricing dates in accordance with their contractual terms. Certain shortcomings are inherent in the method of analysis presented in the following table.

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

(Dollars in thousands)	Three Months Or Less	Over Three Through Twelve Months	Over One Year Through Five Years	Over Five Years	Non–Interest Bearing	Total

Assets
Interest–earning deposits in other financial institutions	$999	$297	$—	$—	$—	$1,296
Securities available for sale	6,618	24,351	61,538	146,176	—	238,683
Federal Reserve Bank and Federal Home Loan Bank stock	4,659	—	—	16,864	—	21,523
Federal funds sold	35,000	—	—	—	—	35,000
Loans, gross	109,520	43,471	85,953	79,665	—	318,609
Non–interest earning assets, net	—	—	—	—	34,739	34,739

Total assets	$156,796	$68,119	$147,491	$242,705	$34,739	$649,850

Liabilities and Stockholders’ Equity:
Noninterest–bearing deposits	$—	$—	$—	$—	$125,111	$125,111
Interest–bearing deposits	185,172	100,802	67,776	—	—	353,750
Borrowings	13,487	20,000	60,000	—	—	93,487
Investment in trust preferred securities	17,000	—	—	—	—	17,000
Other liabilities	—	—	—	—	20,564	20,564
Stockholders’ equity	—	—	—	—	39,938	39,938

Total liabilities and stockholders equity	$215,659	$120,802	$127,776	$—	$185,613	$649,850

Interest rate sensitivity gap	$(58,863)	$(52,683)	$19,715	$242,705	$(150,874)

Cumulative interest rate sensitivity gap	$(58,863)	$(111,546)	$(91,831)	$150,874	$0

Cumulative % of rate sensitive assets in maturity period	24.13%	34.61%	57.31%	94.65%	100.00%

Rate sensitive assets to rate sensitive liabilities	.73	.56	1.15	N/A	N/A

Cumulative ratio	.73	.67	.80	1.32	N/A

            At June 30, 2003, our rate sensitive balance sheet was shown to be in a negative three month gap position. This implies that our net interest margin would decrease in the short–term if interest rates rise and would increase in the short–term if interest rates were to fall.  However, as noted above, the extent to which our net interest margin will be impacted by changes in prevailing interests rates will depend on a number of factors, including how quickly rate sensitive assets and liabilities react to interest rate changes.

FINANCIAL CONDITION

            Assets

            We increased our total assets by $75,915,000 or 13% to $649,850,000 at June 30, 2003 from $573,935,000 at December 31, 2002.  The increase in assets was funded by increases in deposits and borrowings.  The additional funds from these sources were used primarily to fund loans and sell federal funds to other banks.

            Loans Held for Sale

            Loans held for sale (consisting primarily of mortgage loans) totaled $65,268,000 at June 30, 2003, up from $57,294,000 at December 31, 2002.  This increase was attributable primarily to an increase in mortgage loan refinancing fueled by the favorable mortgage rate interest environment, during the first six months of 2003. Loans held for sale are carried at the lower of cost or estimated fair value in the aggregate except for those that are designated as fair value hedges, which are carried at fair value. There were $65,268,000 of loans held for sale designated as fair value hedges at June 30, 2003. Net unrealized gains or losses, if any, are recognized through a valuation allowance by charges to income.

            Loans

            Loans outstanding at June 30, 2003 and December 31, 2002 (exclusive of loans held for sale) were made to customers in Southern California, the primary market areas being Orange, Los Angeles, and San Diego counties.  The greatest concentration  of our loans are in real estate and commercial loans, which represented 37% and 35%, respectively, of the loan portfolio at June 30, 2003 and 35% and 35%, respectively, at December 31, 2002.

            At June 30, 2003 and December 31, 2002 the loan portfolio consisted of the following:

(Dollars in thousands)	June 30, 2003	Percent	December 31, 2002	Percent

Real estate loans	$93,128	36.7%	$77,897	34.7%
Residential mortgage loans	62,019	24.5%	57,528	25.6%
Construction loans	4,175	1.6%	3,325	1.5%
Commercial loans	88,122	34.8%	78,976	35.2%
Consumer loans	6,040	2.4%	6,695	3.0%

	253,484	100.0%	224,421	100.0%

Deferred loan origination costs, net	(143)		13
Allowance for loan losses	(3,025)		(2,435)

Loans, net	$250,316		$221,999

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

            The following table sets forth the maturity distribution of the Bank’s loan portfolio (excluding residential mortgages and consumer loans) at June 30, 2003:

(Dollars in thousands)	One Year Or Less	Over One Year Through Five Years	Over Five Years	Total

Real estate loans and construction loans
Floating rate	$7,199	$15,816	$65,178	$88,193
Fixed rate	449	5,417	3,244	9,110
Commercial loans
Floating rate	44,849	20,724	5,400	70,973
Fixed rate	6,888	9,834	427	17,149

Total	$59,385	$51,791	$74,249	$185,425

            Allowance for Loan Losses

            The allowance for loan losses at June 30, 2003 was $3,025,000, which represented 1.19% of the loans then outstanding, exclusive of loans held for sale.   By comparison, at December 31, 2002, the allowance was $2,435,000, which represented 1.08% of outstanding loans, exclusive of loans held for sale.  The Bank carefully monitors changing economic conditions, the loan portfolio by category, borrowers’ financial condition, the history of the loan portfolio, and also follows bank regulatory guidelines in determining the adequacy of the allowance for loan losses.  We believe that the allowance for loan losses at June 30, 2003 is adequate to provide for losses inherent in the portfolio.  However, the allowance was established on the basis of estimates developed primarily from historical industry loan loss data.  As a result, ultimate losses may vary from the estimates used to establish the allowance. As the volume of loans increases, additional provisions for loan losses will be required to maintain the allowance at adequate levels.  Additionally, if economic conditions were to deteriorate, which would have the effect of increasing the risk that borrowers would encounter difficulty meeting their loan obligations, it would become necessary to increase the allowance by means of additional provisions for loan losses.

            We also measure and reserve for impairment on a loan by loan basis using either the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral if the loan is collateral dependent. We exclude from our impairment calculations smaller, homogeneous loans such as consumer installment loans and lines of credit. Also, loans that experience insignificant payment delays or payment shortfalls are generally not considered impaired. The Bank had no impaired loans as of June 30, 2003 or December 31, 2002.

            A summary of the transactions in the allowance for loan losses for the six months ended June 30, 2003 and the year ended December 31, 2002 is as follows:

(Dollars in thousands)	June 30, 2003	December 31, 2002

Balance, beginning of period	$2,435	$1,696
Provision for loan losses	597	755
Recoveries	—	—
Amounts charged off	(7)	(16)

Balance, end of period	$3,025	$2,435

            Nonperforming Assets

            As of June 30, 2003, the Bank had no nonaccrual loans, no loans delinquent 90 days or more with principal still accruing interest, and no restructured or impaired loans.  At December 31, 2002, there was one nonaccrual loan, a consumer loan, in the amount of $3,000, and no restructured or impaired loans.

            Deposits

            At June 30, 2003 deposits totaled $478,861,000, which included $97,757,000 of certificates of deposits of $100,000 or more.  By comparison, at December 31, 2002, deposits totaled $422,642,000, which included $93,559,000 of certificates of deposit of $100,000 or more.  Noninterest bearing demand deposits totaled $125,111,000, or 26.1% of total deposits at June 30, 2003, as compared to $112,732,000, or 26.7% at December 31, 2002. Set forth below is the maturity schedule of domestic time certificates of deposits outstanding at June 30, 2003:

(Dollars in thousands) Maturities	Certificates of Deposit Under $100,000	Certificates of Deposit of $100,000 or more

Three months or less	$26,449	$36,533
Over three through six months	26,595	17,638
Over six through twelve months	33,036	23,532
Over twelve months	47,722	20,054

Total	$133,802	$97,757

            Business Segment Reporting

            The Company has two reportable business segments, a commercial banking segment and a mortgage banking segment.  The commercial banking segment provides small and medium–size businesses, professional firms and individuals with a diversified range of financial products and services such as various types of deposit accounts, various types of commercial and consumer loans, cash management services, and Internet banking services.  The mortgage banking segment originates and purchases residential mortgages that, for the most part, are resold within 30 days to long–term investors in the secondary residential mortgage market.

            Since the Company derives all of its revenues from interest and noninterest income and its most significant expense is interest expense, the following table sets forth, separately, for the six months periods ended June 30, 2003 and 2002, net interest income (interest income less interest expense), which is attributable to the commercial banking segment and noninterest income (net gains on sales of loans held for sale and fee income), which is attributable to the mortgage banking segment  The Company does not allocate general and administrative expenses or income taxes to these segments.

(Dollars in thousands)	Commercial	Mortgage	Other	Total

Net interest income for the six months ended June 30:
2003	$2,870	$1,607	$2,367	$6,844
2002	2,756	1,115	964	4,835
Noninterest income for the six months ended June 30:
2003	733	3,440	722	4,895
2002	332	1,758	16	2,106
Segment assets at:
June 30, 2003	251,183	66,365	332,302	649,850
December 31, 2002	222,905	57,890	293,140	573,935

LIQUIDITY

            We actively manage our liquidity needs to insure sufficient funds are available to meet the ongoing needs of the Bank’s customers.  We project the future sources and uses of funds and maintain sufficient liquid funds for unanticipated events.  The primary sources of funds include payments on loans, the sale or maturity of investments and growth in deposits.  The primary uses of funds includes funding new loans, making advances on existing lines of credit, purchasing investments, funding deposit withdrawals and paying operating expenses.  The Bank maintains funds in overnight federal funds and other short–term investments to provide for short–term liquidity needs.  The Bank also maintains credit lines with the Federal Home Loan Bank and other financial institutions to meet any additional liquidity requirements.

            Cash flow provided by financing activities, primarily representing an increase in deposits, totaled $57,611,000 for the six months ended June 30, 2003.  Cash flow provided by operating activities, primarily representing the proceeds from sales of loans held for sale, somewhat offset by originations and purchases of loans held for sale, totaled $10,901,000.  Cash flow used in investing activities, primarily used to purchase investment securities available for sale, and to fund increases in loans, offset somewhat by proceeds from sales of and principal payments received on investment securities available for sale , totaled $37,904,000 for the six months ended June 30, 2003.

            At June 30, 2003, liquid assets, which included cash and due from banks, federal funds sold, interest earning deposits with financial institutions and unpledged securities available for sale (excluding Federal Reserve Bank stock and Federal Home Loan Bank stock) totaled $208,187,000 or 32% of total assets.

            Our primary uses of cash are to fund loans and to purchase securities available for sale, and our primary sources of the funds that we use to make loans are deposits.  Accordingly, the relationship between gross loans and total deposits provides a useful measure of our liquidity.  Since repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loan-to-deposit ratio the less liquid are our assets.  On the other hand, since we realize greater yields and higher interest income on loans than we do on investments, a lower loan-to-deposit ratio can adversely affect interest income and earnings.  As a result, management’s goal is to achieve a loan-to-deposit ratio that appropriately balances the requirements of liquidity and the need to generate a fair return on assets.  At June 30, 2003, the ratio of loans-to-deposits (excluding loans held for sale) was 52%, compared to 53% at December 31, 2002.

   As of June 30, 2003, the Company had borrowings of $85,000,000 in advances from the Federal Home Loan Bank.  The table below sets forth the amounts and terms of the Federal Home Loan Bank advances.  These advances have a weighted-average interest rate of 2.34%, annualized.

Principal Amounts (Dollars in thousands)	Per Annum Interest Rate	Maturity Dates

$ 5,000	1.39%	July 1, 2003
$ 5,000	1.40%	February 18, 2004
$15,000	3.17%	June 21, 2004
$20,000	2.25%	September 20, 2004
$10,000	2.20%	November 15, 2004
$ 9,000	1.93%	February 18, 2005
$10,000	2.70%	September 19, 2005
$ 5,000	2.50%	February 21, 2006
$ 6,000	2.34%	February 28, 2006

INVESTMENTS AND INVESTMENT POLICY

            Our investment policy is designed to provide for our liquidity needs and to generate a favorable return on investments without undue interest rate risk, credit risk or asset concentrations.  Our investment policy authorizes us to invest in obligations issued or fully guaranteed by the United States Government, certain federal agency obligations, certain time deposits issued by federally insured depository institutions, certain municipal securities and federal funds sold.  It is our policy not to engage in securities trading activities.  Our investment policy provides that the weighted average maturities of U.S. Government obligations and federal agency securities cannot exceed ten years and municipal obligations cannot exceed twelve years; and that time deposits must be placed with federally insured financial institutions, cannot exceed $100,000 in any one institution and may not have a maturity exceeding sixty months.

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

            The following is a summary of the major components of securities available for sale and a comparison of the amortized cost, estimated fair values and gross unrealized gains and losses as of June 30, 2003 and December 31, 2002:

June 30, 2003 (Dollars in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value

Securities Available For Sale:
U.S. Agency and Mortgage Backed Securities	$191,221	$446	$540	$191,127
U.S. Treasury Securities	2,009	31	—	2,040
Collateralized Mortgage Obligations	45,717	—	201	45,516

Total Government and Agencies Securities	238,947	477	741	238,683
Fannie Mae Trust Preferred Stock	15,000	554	—	15,554
Federal Reserve Bank Stock	1,310	—	—	1,310
Federal Home Loan Bank Stock (FHLB)	4,659	—	—	4,659

Total Securities Available For Sale	$259,916	$1,031	$741	$260,206

December 31, 2002 (Dollars in thousands)

Securities Available For Sale:
U.S. Agency and Mortgage Backed Securities	$223,101	$1,233	$250	$224,084
U.S. Treasury Securities	2,014	40	—	2,054
Collateralized Mortgage Obligations	6,013	17	41	5,989

Total Government and Agencies Securities	231,128	1,290	291	232,127
Fannie Mae Trust Preferred Stock	15,000	91	—	15,091
Federal Reserve Bank Stock	1,126	—	—	1,126
Federal Home Loan Bank Stock (FHLB)	5,121	—	—	5,121

Total Securities Available For Sale	$252,375	$1,381	$291	$253,465

            At June 30, 2003, U.S. Agency and Mortgage Backed securities, U.S. Treasury securities, U.S. Government agency securities and collateralized mortgage obligations with a fair market value of $109,149,000 were pledged to secure Federal Home Loan Bank advances, repurchase agreements, local agency deposits, and debtor in possession accounts.

            The amortized cost and estimated fair value at June 30, 2003, of securities available for sale, are shown by contractual maturities in the following table.  Expected maturities and scheduled payments will differ from contractual maturities shown, particularly with respect to collateralized mortgage obligations, because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Maturing in

(Dollars in thousands)	One year Or less	Over one year Through five Years	Over five years Through ten years	Over ten years	Total

Available for sale, amortized cost	$2,709	$13,429	$53,484	$169,325	$238,947
Available for sale, estimated fair value	2,743	13,268	53,679	168,993	238,683

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

            Quantitative measures established by regulation to ensure capital adequacy require the Company (on a consolidated basis) and the Bank to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk–weighted assets (as defined), and of Tier I capital to average assets. Management believes that, as of June 30, 2003, the Company (on a consolidated basis) and the Bank met all capital adequacy requirements to which they are subject.

            In June 2002, the Company’s newly formed wholly owned subsidiary, Pacific Mercantile Capital Trust I, a Delaware trust, sold $5,000,000 of trust preferred securities to an institutional investor in a private placement.  These securities mature in 30 years, are redeemable at the Company’s option beginning after 5 years, and require quarterly interest distributions, currently at a rate of 5.04%, which resets quarterly at the three month LIBOR rate plus 3.75%.  In August 2002, the Company’s newly formed wholly owned subsidiary, PMB Capital Trust I, a Delaware trust, sold $5,000,000 of trust preferred securities to an institutional investor in a private placement.  These securities mature in 30 years, are redeemable at the Company’s option beginning after 5 years, and require semi-annual interest distributions, currently at a rate of 4.965%, which resets semi-annually at the six month LIBOR rate plus 3.625%.  In September 2002, the Company’s newly formed wholly owned subsidiary, PMB Statutory Trust III, a Connecticut trust, sold $7,000,000 of trust preferred securities in a trust preferred pooled transaction.  These securities mature in 30 years, are redeemable at the Company’s option beginning after 5 years, and require quarterly interest distributions, currently at a rate of 4.409%, which resets quarterly at the three month LIBOR rate plus 3.40%.

            The trust preferred securities are subordinated to other borrowings that may be obtained by the Company in the future. Of the $17,000,000 of trust preferred securities that were outstanding at June 30, 2003, $13,256,000 qualified as Tier I capital, with the remaining securities qualifying as Tier II capital for regulatory purposes.  The proceeds from the sale of the trust preferred securities are being use to support the Company’s continued growth.

  As of June 30, 2003, based on applicable capital regulations, the Company (on a consolidated basis) and the Bank are categorized as well-capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Company and the Bank must maintain minimum total risk–based, Tier I risk–based and Tier I leverage ratios as set forth in the following table, which contains a comparison of the Company and Bank’s capital and capital ratios at June 30, 2003 to the respective regulatory requirements applicable to them.

			Applicable Federal Regulatory Requirement

			Ratios For Capital Adequacy Purposes		Ratio to be Categorized As Well Capitalized

(Dollars in thousands)	Actual Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital to Risk Weighted Assets:
Bank	$50,502	10.7%	$37,706	8.0%	$47,132	10.0%
Company	59,792	12.6%	37,853	8.0%	47,316	10.0%
Tier I Capital to Risk Weighted Assets:
Bank	47,477	10.1%	18,853	4.0%	28,279	6.0%
Company	53,023	11.2%	18,926	4.0%	28,390	6.0%
Tier I Capital to Average Assets:
Bank	47,477	7.6%	24,888	4.0%	31,110	5.0%
Company	53,023	8.5%	25,005	4.0%	31,256	5.0%

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

            Possible Adverse Changes in Economic Conditions.  Adverse changes in local economic conditions could (i) reduce loan demand resulting in reduced net interest margins and net interest income; (ii) affect the financial capability of borrowers in a manner that would make it more difficult for them to meet their loan obligations which could, therefore, result in increases in loan losses and require increases in provisions we must make for possible loan losses, thereby reducing our earnings; and (iii) lead to reductions in real property values that, due to our reliance on real property to collateralize many of our loans, could make it more difficult for us to prevent losses from being incurred on non–performing loans by selling those real properties.

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

            Potential Credit Card Refund Claims.   In the fourth quarter of 2001, the Bank established a reserve of $700,000 for claims for refunds of credit card charges that the Bank collected for a former merchant customer that encountered financial difficulties during that quarter and subsequently filed for bankruptcy protection in an effort to reorganize and resume its operations.  Those financial difficulties led to the assertion of claims against the Bank for refunds of credit card charges by some of the merchant’s consumers.  The outcome of the merchant’s efforts to reorganize is uncertain.  As a result, additional refund claims could be asserted against the Bank in the future and it could become necessary to establish additional reserves for such claims, the amount of which is uncertain, but which could lead to increases in noninterest expense, which would have the effect of reducing our earnings, possibly significantly, or even causing us to incur losses.  As of June 30, 2003, the remaining reserve for credit card refund claims amounted to $190,000.

            Other risks and uncertainties that could affect our financial performance or financial condition in the future are described in our Annual Report on Form 10–K for the fiscal year ended December 31, 2002 filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. Readers of this Report are urged to review the discussion of those risks and uncertainties that are described in that Annual Report.

            Due to these and other possible uncertainties and risks, readers are cautioned not to place undue reliance on the forward–looking statements contained in this Report, which speak only as of the date of this Quarterly Report, or to make predictions based solely on historical financial performance.  We also disclaim any obligation to update forward–looking statements contained in this Report, or in our Annual Report, whether as a result of new information, future events or otherwise.

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

ITEM 4.  CONTROLS AND PROCEDURES

            The Company’s management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) in effect as of June 30, 2003.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2003, the Company’s disclosure controls and procedures were adequate and effective and designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to them by others within these entities.

            There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to June 30, 2003.  As no significant deficiencies or material weaknesses were found, no corrective actions were taken.

PART II – OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            The Annual Meeting of Shareholders of the Company was held on May 20, 2003.   At that Meeting, the shareholders elected the Directors of the Company for a term of one year, ending at the next Annual Meeting of Shareholders to be held in 2004, and voted on ratification of the selection of the Company’s independent public accountants for the fiscal year ending December 31, 2003, which was made the Audit Committee of the Board of Directors.

             (1)          Directors Elected at Annual Meeting.  Set forth below is the name of each Director that was nominated and elected at the Annual Meeting and the respective numbers of votes cast for their election and the respective number of votes withheld.  As the election was uncontested, there were no broker non-votes.

	Votes Cast

Nominee/Director	For	Withheld

Raymond E. Dellerba	5,755,057	9,900
George H. Wells	5,755,057	9,900
Ronald W. Chrislip	5,682,932	82,025
Julia M. DiGiovanni	5,682,932	82,025
Warren T. Finley	5,760,557	4,400
John Thomas, M. D.	5,682,932	82,025
Robert E. Williams	5,760,557	4,400

             (2)          Ratification of Selection of Accountants.  The shareholders ratified the selection of Grant Thornton LLP as the Company’s independent public accountants for fiscal 2003 by the following vote:

Votes Cast		Shares Abstaining	Broker Non-Votes

For	Against

5,759,157	0	5,800	0

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8–K

(a)	Exhibits.
	Exhibit 31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes–Oxley Act of 2002

	Exhibit 31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes–Oxley Act of 2002

	Exhibit 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes–Oxley Act of 2002

	Exhibit 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes–Oxley Act of 2002

(b)	Reports on Form 8–K:

             We filed a Current Report on Form 8-K dated July 25, 2003 to furnish, under Item 12 thereof, a copy of our press release announcing our consolidated results of operations for the period ended, and our consolidated financial position as of June 30, 2003.

SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC MERCANTILE BANCORP

Date: August 12, 2003	By:	/s/ NANCY A GRAY

Nancy A. Gray, Executive Vice President and Chief Financial Officer

S-1

Index to Exhibits

Exhibit No.	Description of Exhibit

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes–Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes–Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes–Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes–Oxley Act of 2002

E-1