Form 10-Q
period 2003-09-30
PACIFIC MERCANTILE BANCORP
filed 2003-11-10
CIK 1109546

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

6,401,248 shares of Common Stock as of October 31, 2003

PACIFIC MERCANTILE BANCORP

QUARTERLY REPORT ON FORM 10Q

FOR

THE QUARTER ENDED September 30, 2003

(i)

PART I. — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands)

	September 30, 2003	December 31, 2002
	(unaudited)
ASSETS
Cash and due from banks	$36,657	$26,195
Federal funds sold	25,000	5,000

Cash and cash equivalents	61,657	31,195
Interest earning deposits with financial institutions	596	1,488
Securities available for sale, at fair value ($103,015 and $102,941 pledged as collateral for Federal Home Loan Bank advances, repurchase agreements, debtor in possession and local agency accounts at September 30, 2003 and December 31, 2002, respectively)	244,186	253,465
Loans held for sale	27,185	57,294
Loans (net of allowances of $3,543 and $2,435, respectively)	302,966	221,999
Accrued interest receivable	2,245	2,252
Premises and equipment, net	3,261	2,856
Other assets	15,082	3,386

Total Assets	$657,178	$573,935

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest bearing	$139,707	$112,732
Interest bearing	332,078	309,910

Total deposits	471,785	422,642
Borrowings	126,834	92,102
Accrued interest payable	562	696
Other liabilities	1,950	2,526
Trust preferred securities	17,000	17,000

Total liabilities	618,131	534,966
Commitments and contingencies	—	—
Shareholders’ Equity:
Preferred stock, no par value, 2,000,000 shares authorized; none issued	—	—
Common stock, no par value, 20,000,000 shares authorized; 6,401,248 and 6,399,888 shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively	37,871	37,862
Retained earnings	2,270	475
Accumulated other comprehensive income (loss)	(1,094)	632

Total shareholders’ equity	39,047	38,969

Total Liabilities and Shareholders’ Equity	$657,178	$573,935

The accompanying notes are an integral part of these consolidated financial statements.

Part I.    Item 1. (continued)

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except for per share and share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Interest income:
Loans, including fees	$4,571	$3,472	$13,092	$9,276
Federal funds sold	73	57	392	652
Securities available for sale	1,310	1,621	4,877	2,086
Interest earning deposits with financial institutions	11	15	42	42

Total interest income	5,965	5,165	18,403	12,056
Interest expense:
Deposits	1,873	1,382	6,016	3,314
Borrowings	776	368	2,227	492

Total interest expense	2,649	1,750	8,243	3,806

Net interest income	3,316	3,415	10,160	8,250
Provision for loan losses	518	250	1,115	455

Net interest income after provision for loan losses	2,798	3,165	9,045	7,795
Noninterest income	1,937	1,373	6,832	3,478
Noninterest expense	4,155	3,606	13,008	10,412

Income before income taxes	580	932	2,869	861
Income tax expense	208	376	1,074	348

Net income	$372	$556	$1,795	$513

Net income per share:
Basic	$0.06	$0.09	$0.28	$0.08

Fully diluted	$0.05	$0.08	$0.27	$0.08

Weighted average number of shares:
Basic	6,401,127	6,397,931	6,400,423	6,370,146

Fully diluted	6,724,710	6,525,026	6,677,734	6,538,175

The accompanying notes are an integral part of these consolidated financial statements.

Part I.    Item 1. (continued)

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income	$372	$556	$1,795	$513
Other comprehensive gain (loss), net of tax:
Change in unrealized gain (loss) on securities available for sale, net of tax effect	(1,264)	278	(1,726)	158

Total comprehensive income (loss)	$(892)	$834	$69	$671

The accompanying notes are an integral part of these consolidated financial statements.

Part I.    Item 1. (continued)

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,795	$513
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	535	704
Provision for loan losses	1,115	455
Net amortization/accretion of premiums/discounts on securities available for sale	3,337	356
Net gains on sales of securities available for sale	(756)	(74)
Net gains on sales of loans held for sale	(4,623)	(1,557)
Proceeds from sales of loans held for sale	629,522	417,689
Originations and purchases of loans held for sale	(594,790)	(403,965)
Net (increase) decrease in accrued interest receivable	7	(926)
Net increase in other assets	(11,696)	(1,270)
Net (increase) decrease in deferred taxes	1,177	(586)
Net increase (decrease) in accrued interest payable	(134)	198
Net increase (decrease) in other liabilities	(576)	4,899

Net cash provided by operating activities	24,913	16,436
CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease in interest earning deposits with financial institutions	892	—
Proceeds from sales of, maturities of, and principal payments received for securities available for sale	248,599	20,484
Purchases of securities available for sale and other stock	(244,804)	(188,998)
Net increase in loans	(82,082)	(43,761)
Purchase of premises and equipment	(940)	(927)

Net cash used in investing activities	(78,335)	(213,202)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	49,143	142,700
Proceeds from exercise of stock options	9	254
Proceeds from investment in trust preferred securities	—	17,000
Net increase in borrowings	34,732	36,562

Net cash provided by financing activities	83,884	196,516

Increase (decrease) in cash and cash equivalents	30,462	(250)
Cash and cash equivalents, beginning of period	31,195	35,117

Cash and cash equivalents, end of period	$61,657	$34,867

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Cash paid for interest on deposits and borrowings	$7,722	$3,497
Cash paid for income taxes	$1,369	$144

The accompanying notes are an integral part of these consolidated financial statements.

Part I.     Item 1. (continued)

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

1.	Nature of Business

The consolidated financial statements include the accounts of Pacific Mercantile Bancorp (“PMBC”) and its wholly-owned subsidiaries Pacific Mercantile Bank, PMB Securities Corp, Pacific Mercantile Capital Trust I, PMB Capital Trust I, and PMB Statutory Trust III (which, together with PMBC, shall be referred to as the “Company”). PMBC is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended.

Pacific Mercantile Bank (the “Bank”), which accounts for substantially all of the operations and income and expenses of the Company, provides a full range of banking services to small and medium-size businesses, professionals and the general public in Orange, Los Angeles and San Diego counties of California and is subject to competition from other financial institutions conducting operations in those same markets. The Bank is chartered by the California Department of Financial Institutions (the “DFI”) and is a member of the Federal Reserve Bank of San Francisco (“FRB”), and the deposit accounts of its customers are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to the maximum amount allowed by law.

In June 2002, PMB Securities Corp, a wholly-owned subsidiary of the Company, commenced operations. PMB Securities Corp is a securities broker–dealer that is engaged in the retail securities brokerage business. It is registered as a securities broker-dealer with the Securities and Exchange Commission and is a member firm of the National Association of Securities Dealers.

In June 2002, Pacific Mercantile Capital Trust I, a Delaware trust, was organized by the Company to facilitate its sale of an issue of $5 million of trust preferred securities to an institutional investor in a private placement.

In August 2002, PMB Capital Trust I, a Delaware trust, was organized by the Company to facilitate its sale of an issue of $5 million of trust preferred securities to an institutional investor in a private placement.

In September 2002, PMB Statutory Trust III, a Connecticut trust, was organized by the Company to facilitate the sale of an issue of $7 million of trust preferred securities to an institutional investor in a private placement.

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

The Company’s consolidated results of its operations for the three month and nine month periods ended September 30, 2003, are not necessarily indicative of the results of operations that may be expected for any other interim period during or for the full year ending December 31, 2003 and its consolidated financial position at September 30, 2003 is not necessarily indicative of what the Company’s consolidated financial position might be at the end of any other fiscal period.

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

Principles of Consolidation

The consolidated financial statements include the accounts of PMBC and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Nonperforming Loans

At September 30, 2003, the Company had $1.8 million of nonaccrual and impaired loans that were delinquent 90 days or more. There were no restructured loans at September 30, 2003.

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

Stock Option Plan

The Company accounts for stock-based employee compensation as prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and has adopted the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock Based Compensation.” SFAS No. 123 requires pro-forma disclosures of the Company’s net income and net income per share as if the fair value based method of accounting for stock based awards had been applied. Under the fair value based method, compensation cost is recorded based on the value of the award at the grant date and is recognized over the service period. In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”, which amended the disclosure requirements of FASB No. 123 to require certain disclosures about stock-based employee compensation plans in an entity’s accounting policy note. The disclosure requirements for interim financial information first became effective for interim periods beginning after December 15, 2002, and in the case of calendar year-end entities, such as the Company, the new interim period disclosures were required to be included in their interim financial statements beginning with the first quarter of 2003. The Company has adopted the disclosure provisions of SFAS No. 148 in the Notes to the Consolidated Financial Statements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENT (Cont.-)

2. Significant Accounting Policies (Cont.-)

Stock Option Plan (Cont.-)

The Company continues to account for stock-based compensation using the intrinsic value method prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees,” under which no compensation cost for stock options is recognized for stock option awards granted at or above fair market value. Had compensation expense for the Company’s Option Plan been determined based upon the fair value at the respective grant dates for awards under the Plan in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income and income per share would have been reduced to the pro forma amounts indicated below:

	Three months ended		Nine months ended
(Dollars in thousands, except per share data)	2003	2002	2003	2002
Net income:
As reported	$372	$556	$1,795	$513
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	81	74	240	222

Pro Forma	$291	$482	$1,555	$291

Income per share as reported:
Basic	$0.06	$0.09	$0.28	$0.08
Fully diluted	0.05	0.08	0.27	0.08
Income per share Pro Forma:
Basic	$0.05	$0.08	$0.24	$0.05
Fully diluted	0.04	0.07	0.23	0.04
Weighted average number of shares:
Basic	6,401,127	6,397,931	6,400,423	6,370,146

Fully diluted	6,724,710	6,525,026	6,677,734	6,538,175

The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions for the three and nine months ended September 30, 2003: dividend yield of 2.43%, expected volatility of 40% and a risk-free interest rate of 2.81% and a range of 2.81% to 3.17%, respectively. The following assumptions were used in the Black-Scholes option-pricing model in determining the fair value of the options valued for the three and nine months ended September 30, 2002: dividend yield of 2.43%, expected volatility of 46% and a range of 46% to 48%, respectively, and a risk-free interest rate of 4.49% and a range of 4.49% to 4.52%, respectively. For all periods shown an expected option life of 5 years was assumed.

Comprehensive Income (Loss)

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income (loss). However, certain changes in assets and liabilities, such as unrealized gains and losses on securities available for sale, are reported as a separate component of the equity section of the balance sheet, such items, along with net income (loss), are components of comprehensive income (loss).

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

Recent Accounting Pronouncements (Cont.-)

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

In May 2003, the FASB issued Statement No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” to establish standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This Statement changes the classification in the statement of financial position of certain common financial instruments from either equity or mezzanine presentation to liabilities and requires an issuer of the financial statement to recognize changes in the fair value or the redemption amount, as applicable, of such financial instruments in earnings. An issuer is required to classify mandatorily redeemable preferred and common stock, forward purchase contracts that obligate the issuer to repurchase shares of its stock by transferring assets, or freestanding put options that may obligate the issuer to repurchase shares of its stock by transferring assets as assets. Furthermore, freestanding financial instruments that require or permit an issuer to settle an obligation by issuing a variable number of its shares will be classified as liabilities if, at inception, the monetary value of the obligation is based solely or predominantly on (i) a fixed monetary amount known at inception, or (ii) a variation in something other than the issuer’s shares, such as the price of gold multiplied by a fixed notional amount, or (iii) a variation inversely related to changes in the value of the issuer’s shares. In case of companies with publicly traded securities, this Statement became effective at the beginning of the first interim period that began after June 15, 2003, with respect to financial instruments issued on or before May 31, 2003 and immediately with respect to financial instruments issued or modified after May 31, 2003. The effect of adopting Statement No. 150 will be recognized as a cumulative effect of an accounting change as the beginning of the period of adoption. Effective July 1, 2003, the Company adopted the interpretation of FASB Statement No. 150 which affected the classification of trust preferred securities from a mezzanine presentation to liabilities.

Reclassification

Certain amounts in the 2002 consolidated financial statements have been reclassified to conform to 2003 presentation.

Commitments and Contingencies

To meet the financing needs of its customers in the normal course of business, the Company is party to financial instruments with off–balance sheet risk. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements. At September 30, 2003, the Company was committed to fund loans totaling approximately $131 million (inclusive of mortgage banking commitments). The contractual amounts of credit-related financial instruments such as commitments to extend credit, credit-card arrangements, and letters of credit represent the amounts of potential accounting loss should the contract be fully drawn upon, the customer default, and the value of any existing collateral becomes worthless.

However, the Company uses the same credit policies in making commitments to extend credit and conditional obligations as it does for on–balance sheet instruments. The Company evaluates each customer’s creditworthiness on a case–by–case basis. The amount of collateral obtained, if deemed necessary by the Company upon an extension of credit, is based on management’s credit evaluation of the customer. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, residential real estate and income–producing commercial properties.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT (Cont.-)

2.	Significant Accounting Policies (Cont.-)

Commitments and Contingencies (Cont.-)

Additionally, commitments to extend credit generally have fixed expiration dates and many of the commitments are expected to expire without being drawn upon. As a result, the total commitment amounts do not necessarily represent future cash requirements.

In the ordinary course of business, the Company is subject to legal actions normally associated with financial institutions. At September 30, 2003, the Company was not a party to any pending legal actions that is expected to be material to its consolidated financial condition or results of operations.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Pacific Mercantile Bancorp is a bank holding company that owns all of the stock of Pacific Mercantile Bank (the “Bank”), which is a commercial bank that provides a full range of banking services to small and medium-size businesses, professionals and the general public in Orange, Los Angeles and San Diego counties, in Southern California. Substantially all of our operations are conducted by the Bank, which accounts for substantially all of our consolidated revenues, expenses and operating costs.

Forward–Looking Information

This report contains discussions of our expectations and beliefs regarding our future operations or future financial performance, our business strategy and growth and financial and other trends in our business or our industry. Such statements constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements can be identified by the fact that they do not relate strictly to historical or current facts. Often, these statements use words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “project,” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could,” or “may.” Forward-looking statements are based on current information about future events over which we do not have control and our business is subject to a number of risks and uncertainties that could cause our financial condition or operating results in the future to differ significantly from those expected at the current time. Those risks and uncertainties are described below in this Section of the report under the heading “Forward Looking Information and Uncertainties Regarding Future Financial Performance” and readers of this Report are urged to read that Subsection in its entirety. Due to such risks and uncertainties, readers are cautioned not to place undue reliance on forward-looking statements contained in this report, which speak only as of the date of this report.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and general practices in the banking industry. The information contained within our financial statements is, to a significant extent, based on approximate measures of the financial effects of transactions and events that have already occurred. Accounting policies we follow in determining the sufficiency of the allowance for loan losses and the fair value of derivative financial instruments involve judgments and assumptions which can have a material impact on the carrying value of our loans and those financial instruments, respectively, and as a result, we consider these accounting policies to be critical accounting policies.

In determining the adequacy of the allowance for loan losses, we use historical loss factors, adjusted for current and anticipated future conditions, to determine the inherent losses that may be present in our loan portfolio. Actual loan losses could be greater than that predicted by those loss factors and our assessments of current and anticipated future conditions. In such an event, we would be required to increase the allowance for loan losses by means of a charge to income referred to in our financial statements as the “provision for loan losses.” Such an increase would reduce the carrying value of our loans on our balance sheet, and the additional provision for loan losses taken to increase that allowance would reduce our income, in the period when it is determined that an increase in the allowance for loan losses is necessary. See “Provision for Loan Losses” and “Allowance for Loan Losses” below.

The derivative financial instruments that we enter into consist primarily of interest rate lock commitments that are designed to hedge mortgage loans held for sale and mortgage loan funding commitments. We estimate the fair value of mortgage loans held for sale and mortgage loan funding commitments based on period end market interest rates obtained from various mortgage investors. If the fair values of the mortgage loans held for sale or of the mortgage loan funding commitments were to decline below those estimated values, we would be required to reduce the carrying values of mortgage loans held for sale on our statement of financial condition and, correspondingly, reduce our noninterest income. At September 30, 2003, approximately $27 million of mortgage loans held for sale and $20 million of mortgage loan commitments were hedged.

Overview of Operating Results in the Third Quarter and Nine Months Ended September 30, 2003

In the quarter ended September 30, 2003, we generated net income of $372,000 or $0.05 per fully diluted share, compared to $556,000 or $0.08 per diluted share, in the same quarter of 2002. That decline was attributable to a number of factors that affected our operating results in the quarter ended September 30, 2003, and which are described in more detail below, including the following:

•	a $99,000, or 2.9% decline in net interest income that was due to an $899,000 increase in interest expense attributable to increases in the volume of deposits and borrowings outstanding during the quarter and a $311,000 decline in interest earned on securities available for sale, that was partially, but not fully, offset by a $1,099,000 increase in interest and fees earned on loans, during the quarter ended September 30, 2003;

•	an increase of $268,000 in the provision for loan losses in a response to the growth in the volume of our loans outstanding and the increase of reserves for loan impairments;

•	and an increase in noninterest expense;

the combined effects of which were substantially, but not fully, offset by a $564,000 increase in noninterest income generated by our mortgage loan division.

In the nine months ended September 30, 2003, by contrast, net income increased 250% to $1,795,000, or $0.27 per fully diluted share, from $513,000, or $0.08 per fully diluted share, in the same nine months of 2002, due primarily to increases in net interest income and noninterest income and a slowing in the rate of growth of our noninterest expenses.

Set forth below are key financial performance ratios for the periods indicated:

	Three months ended September 30		Nine months ended September 30,
	2003	2002	2003	2002
Return on average assets (1).	0.23%	0.55%	0.39%	0.21%
Return on average shareholders’ equity (1)	3.78%	5.83%	6.12%	1.84%
Net interest margin (2)	2.15%	3.62%	2.33%	3.56%
Basic income per share	$0.06	$0.09	$0.28	$0.08
Fully diluted income per share	$0.05	$0.08	$0.27	$0.08

Weighted average shares outstanding – basic	6,401,127	6,397,931	6,400,423	6,370,146

Weighted average shares outstanding – diluted	6,724,710	6,525,026	6,677,734	6,538,175

(1)	Annualized.
(2)	Net interest income expressed as a percentage of total average interest earning assets.

RESULTS OF OPERATIONS

Net Interest Income

One of the principal determinants of a bank’s income is net interest income, which is the difference between (i) the interest that a bank earns on loans, investment securities and other interest earning assets, on the one hand, and (ii) its interest expense, which consists primarily of the interest it must pay to attract and retain deposits and the interest that it pays on other interest bearing liabilities, on the other hand. A bank’s interest income and interest expenses are, in turn, affected by a number of factors, some of which are outside of its control, including national and local economic conditions and the monetary policies of the Board of Governors of the Federal Reserve (the “Federal Reserve Board” or the “FRB”), which affect interest rates and also the demand of loans and the ability of borrowers to meet their loan payment obligations.

Net interest income declined in the quarter ended September 30, 2003 by $99,000, or 3% to $3,316,000 from $3,415,000 for the same quarter of 2002, as interest expense increased $899,000 due to increases in the average volume of outstanding deposits and borrowings. The increase in interest expense more than offset an $800,000, or 16%, increase in interest income, during the quarter ended September 30, 2003 as compared to the same quarter of 2002.

Interest earned on loans (inclusive of loan fees) increased $1,099,000, or 32%, during the quarter ended September 30, 2003, as compared to the same quarter of 2002. However, that increase was partially offset by a $311,000, or 19%, decline in interest earned on our securities available for sale, which was primarily attributable to an acceleration of premium amortization on those securities due to decreasing mortgage interest rates which caused an increase in mortgage refinancings in the third quarter of 2003.

The increase in interest expense in the quarter ended September 30, 2003, over the like period of 2002, was due primarily to a $138 million increase in the volume of our interest bearing deposits, and a $53 million increase in Federal Home Loan Bank borrowings.

In the nine months ended September 30, 2003, net interest income increased by $1,910,000, or 23% to $10,160,000, from $8,250,000 in the same nine months of 2002, primarily as a result of a $6,347,000, or 53%, increase in interest income that more than offset a $4,437,000, or 117%, increase in interest expense. The increase in interest income was primarily attributable to a $106 million increase in our average loans outstanding and an increase of $173 million in the average volume of securities available for sale during the nine months ended September 30, 2003, over the corresponding nine months of 2002. The increases in volumes of outstanding loans and securities, which enabled us to offset to a significant extent the impact of declining interest rates on interest income, was funded primarily by the increase in deposits and borrowings and a shift of funds out of lower yielding federal funds sold during the nine months ended September 30, 2003.

The increases in interest expense in the nine months ended September 30, 2003, over the like period of 2002 was due primarily to a $162 million increase in the average volume of our interest bearing deposits, a $66 million increase in the average borrowings from the Federal Home Loan Bank, and interest paid on the $17 million of trust preferred securities issued during the second half of 2002, which more than offset the effect on interest expense of declining market rates of interest.

Our ratio of net interest income to average earning assets (“net interest margin”) for the three and nine month periods ended September 30, 2003 declined to 2.15% and 2.33%, respectively, from 3.62% and 3.56% in the same respective periods of 2002. These declines were due to further decreases in market rates of interest, primarily as a result of the reductions in the prime lending rates during 2002 and 2003, and the sharp acceleration of premium amortization on mortgage-backed securities during 2003.

Provision for Loan Losses

Like virtually all banks and other financial institutions, we follow the practice of maintaining a reserve or allowance for possible losses on loans that occur from time to time as an incidental part of the banking business (“the Allowance”). When it is determined that the payment in full of a loan has become unlikely, the carrying value of the loan is reduced to what management believes is its realizable value. This reduction, which is referred to as a loan “charge off” is charged against the Allowance. The amount of the Allowance is increased periodically (i) to replenish the Allowance after it has been reduced due to loan charge offs, (ii) to reflect changes in the volume of outstanding loans and (iii) to take account of changes in the risk of potential future loan losses due to a deterioration in the condition of borrowers or in the value of property securing nonperforming loans or changes in economic conditions. See “Financial Condition–Allowance for Loan Losses and Nonperforming Assets” below in this Section of this Report. Increases in the Allowance are made through a charge, recorded as an expense in the statement of operations referred to as the “provision for loan losses.” Recoveries of loans previously charged off are added back to and, therefore, have the effect of increasing the Allowance.

During the quarter ended September 30, 2003, we made a provision for loan losses of $518,000 as compared to $250,000 for the quarter ended September 30, 2002. This increase was made in response to the growth in the volume of our outstanding loans and to an increase in nonperforming loans. There were no charge offs of loans during the quarter ended September 30, 2003, as compared to $10,000 of charge offs of loans for the same quarter of 2002. For the nine months ended September 30, 2003, loan charge offs were $7,000, as compared to $16,000 for the same period in 2002. At September 30, 2003, the Allowance for Loan Losses represented 1.16% of our gross loans excluding loans held for sale. At December 31, 2002, the Allowance for Loan Losses represented 1.08% of our gross loans excluding loans held for sale. See “Financial Condition – Allowance for Loan Losses” below.

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

Noninterest Income

Noninterest income consists primarily of mortgage banking income (which includes loan origination and processing fees and yield spread premiums) and net gains on sales of loans held for sale, which are generated by our mortgage banking division, and net gains on sales of securities available for sale. The mortgage banking division originates conforming and non–conforming, agency quality, residential first mortgage loans and investor qualified home equity second mortgage loans.

As indicated in the table that follows, noninterest income increased by $564,000 or 41% in the quarter ended September 30, 2003, and by $3,354,000, or 96%, in the nine months ended September 30, 2003, as compared to the same periods of 2002. These increases were primarily attributable to (i) substantial increases in mortgage loan refinancing prompted by declining market rates of interest, and (ii) net gains of $131,000 and $756,000 on sales of $9,785,000 and $143,775,000 principal amount of securities available for sale made during the three and nine months end September 30, 2003, respectively. Those sales of securities available for sale were made to reposition the Company’s securities portfolio in response to, i) changes in market rates of interest, ii) changes in securities prepayment risk, and iii) overall asset liability management.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2003	2002	2003	2002
Mortgage banking, including net gains on sales of loans held for sale	$1,453	$1,003	$4,893	$2,760
Service charges and fees	151	43	467	131
ACH fee income	10	31	130	164
Net gains on sales of securities available for sale	131	74	756	74
Other operating income	192	222	586	349

Total noninterest income	$1,937	$1,373	$6,832	$3,478

Noninterest Expense

Total noninterest expense for the three months ended September 30, 2003 increased by $549,000 or 15% to $4,155,000 from $3,606,000 for the corresponding period of 2002, and total noninterest expense for the nine months ended September 30, 2003 increased by $2,596,000 or 25% to $13,008,000 from $10,412,000 for the corresponding period of 2002. As indicated in the table below, salaries and employee benefits constitute the largest components of noninterest expense. The increases in noninterest expense for the three and nine months ended September 30, 2003, were primarily attributable to financial center expansion and related increases in staffing at the offices established during 2002 and the expansion of mortgage lending division.

The following table sets forth the principal components of noninterest expense and the amounts thereof, incurred in the three and nine months ended September 30, 2003 and September 30, 2002.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2003	2002	2003	2002
Salaries and employee benefits	$2,348	$1,959	$7,336	$5,376
Occupancy	447	424	1,333	1,211
Equipment and depreciation	362	352	990	914
Data processing	179	104	479	284
Professional fees	164	169	553	554
Other loan related	79	65	269	250
Stationery and supplies	79	107	265	284
Courier	92	77	268	216
Customer fees paid	61	54	209	200
Insurance	41	43	120	94
Telephone	83	33	234	138
Advertising, promotion, and development	27	72	89	157
Correspondent bank service charges	20	42	144	133
Other operating expense (1)	173	105	719	601

Total noninterest expense	$4,155	$3,606	$13,008	$10,412

(1)	Other operating expense primarily consists of travel, donations, and postage expense.

In the fourth quarter of 2001, the Bank established a reserve of $700,000 for claims for potential obligations of the Bank to refund credit card charges that the Bank had collected for a former merchant customer that encountered financial difficulties during that quarter and subsequently filed for bankruptcy protection. At June 30,, 2003 the remaining reserve, net of refund claims asserted against the Bank, totaled approximately $190,000. The Bank received additional information on the status of the former merchant customer bankruptcy proceedings, during the quarter ended September 30, 2003. As a result of these new facts, the Bank performed an analysis of the reserve for credit card refund claims and based on this analysis reduced the remaining reserve for credit card refund claims by $140,000 from $190,000 to $50,000.

Due largely to the growth–related expenses described above and the decline in net interest income, noninterest expense as a percentage of the sum of net interest income and noninterest income (the “efficiency ratio”) was 79% in the quarter ended September 30, 2003 as compared to 75% in the corresponding period of 2002. For the nine months ended September 30, 2003, our efficiency ratio improved to 77% from 89% the corresponding period in 2002.

ASSET/LIABILITY MANAGEMENT

The primary objective of asset/liability management is to reduce our exposure to interest rate fluctuations, which can affect our net interest margins and, therefore, our net interest income and net earnings. We seek to achieve this objective by matching interest rate sensitive assets and liabilities, and maintaining the maturities and the repricing of these assets and liabilities at appropriate levels in light of the prevailing interest rate environment. Generally, if rate sensitive assets exceed rate sensitive liabilities, net interest income will be positively impacted during a rising interest rate environment and negatively impacted during a declining interest rate environment. When rate sensitive liabilities exceed rate sensitive assets, net interest income generally will be positively impacted during a declining interest rate environment and negatively impacted during a rising interest rate environment. However, because interest rates for different asset and liability products offered by depository institutions respond differently to changes in the interest rate environment, the gap is only a general indicator of interest rate sensitivity.

The table below sets forth information concerning our rate sensitive assets and rate sensitive liabilities as of September 30, 2003. The assets and liabilities are classified by the earlier of maturity or repricing dates in accordance with their contractual terms. Certain shortcomings are inherent in the method of analysis presented in the following table.

For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees and at different times to changes in market interest rates. Rates on some assets and liabilities change in advance of changes in market rates of interest, while rates on other assets or liabilities may lag behind changes in market rates of interest. Additionally, loan and securities available for sale prepayments, and early withdrawals of certificates of deposit, could cause the interest sensitivities to vary from those that appear in the table.

(Dollars in thousands)	Three Months Or Less	Over Three Through Twelve Months	Over One Year Through Five Years	Over Five Years	Non–Interest Bearing	Total
Assets
Interest earning deposits in other financial institutions	$497	$99	—	$—	$—	$596
Securities available for sale	3,829	11,140	57,805	144,395	—	217,169
Federal Reserve Bank and Federal Home Loan Bank stock	5,700	—	—	21,317	—	27,017
Federal funds sold	25,000	—	—	—	—	25,000
Loans, gross	126,472	42,825	124,521	39,876	—	333,694
Noninterest earning assets, net	—	—	—	—	53,702	53,702

Total assets	$161,498	$54,064	$182,326	$205,588	$53,702	$657,178

Liabilities and Shareholders’ Equity:
Noninterest bearing deposits	$—	$—	$—	$—	$139,707	$139,707
Interest bearing deposits	179,492	110,250	42,321	15	—	332,078
Borrowings	12,834	40,000	74,000	—	—	126,834
Investment in trust preferred securities	17,000	—	—	—	—	17,000
Other liabilities	—	—	—	—	2,512	2,512
Stockholders’ equity	—	—	—	—	39,047	39,047

Total liabilities and stockholders equity	$209,326	$150,250	$116,321	$15	$181,266	$657,178

Interest rate sensitivity gap	$(47,828)	$(96,186)	$66,005	$205,573	$(127,564)

Cumulative interest rate sensitivity gap	$(47,828)	$(144,014)	$(78,009)	$127,564	$0

Cumulative % of rate sensitive assets in maturity period	24.57%	32.80%	60.54%	91.83%	100.00%

Rate sensitive assets to rate sensitive liabilities	.77	.36	1.57	N/A	N/A

Cumulative ratio	.77	.60	.84	1.27	N/A

At September 30, 2003, our rate sensitive balance sheet was shown to be in a negative three month to five year gap position. This implies that our net interest margin would decrease in the short–term if interest rates rise and would increase in the short–term if interest rates were to fall. However, as noted above, the extent to which our net interest margin will be impacted by changes in prevailing interests rates will depend on a number of factors, including how quickly rate sensitive assets and liabilities react to interest rate changes.

FINANCIAL CONDITION

Assets

We increased our total assets by $83 million or 15% to $657 million at September 30, 2003 from $574 million at December 31, 2002. The increase in assets was funded by increases in deposits and borrowings. The additional funds from these sources were used primarily to fund loans and sell federal funds to other banks.

Loans Held for Sale

Loans held for sale (consisting primarily of mortgage loans) totaled $27 million at September 30, 2003, down from $57 million at December 31, 2002. This decrease was attributable primarily to a decrease in mortgage loan refinancing fueled by the increase in the mortgage rates of interest, during the last two months of the third quarter ended September 30, 2003. Loans held for sale are carried at the lower of cost or estimated fair value in the aggregate except for those that are designated as fair value hedges, which are carried at fair value. There was $27,185,000 of loans held for sale designated as fair value hedges at September 30, 2003. Net unrealized gains or losses, if any, are recognized through a valuation allowance by charges to income.

Loans

Loans outstanding at September 30, 2003 and December 31, 2002 (exclusive of loans held for sale) were made to customers predominantly in Southern California, the primary market areas being Orange, Los Angeles, and San Diego counties. The Company’s greatest concentration of loans are in real estate and construction loans, residential mortgage loans, and commercial loans, which represented 41%, 24% and 32%, respectively, of the loan portfolio at September 30, 2003 and 36%, 26%, and 35%, respectively, at December 31, 2002.

At September 30, 2003 and December 31, 2002 the loan portfolio consisted of the following:

(Dollars in thousands)	September 30, 2003	Percent	December 31, 2002	Percent
Real estate loans	$113,582	37.0%	$77,897	34.7%
Residential mortgage loans	74,883	24.4%	57,528	25.6%
Construction loans	11,335	3.7%	3,325	1.5%
Commercial loans	98,154	32.0%	78,976	35.2%
Consumer loans	8,838	2.9%	6,695	3.0%

	306,792	100.0%	224,421	100.0%

Deferred loan origination costs, net	(283)		13
Allowance for loan losses	(3,543)		(2,435)

Loans, net	$302,966		$221,999

Commercial loans are loans made to businesses to finance capital purchases or improvements, or to provide cash flow for operations. Real estate and residential mortgage loans are loans secured by trust deeds on real property, consisting primarily of commercial property and single family and multifamily housing. Construction loans are interim loans to finance specific construction projects. Consumer loans include installment loans to consumers.

The following table sets forth the maturity distribution of the Bank’s loan portfolio (excluding residential mortgages and consumer loans) at September 30, 2003:

(Dollars in thousands)	One Year Or Less	Over One Year Through Five Years	Over Five Years	Total
Real estate loans and construction loans
Floating rate	$12,248	$20,964	$79,733	$112,945
Fixed rate	348	5,436	6,188	11,972
Commercial loans
Floating rate	51,470	22,610	6,753	80,833
Fixed rate	6,814	8,840	1,667	17,321

Total	$70,880	$57,850	$94,341	$223,071

Allowance for Loan Losses

The allowance for loan losses at September 30, 2003 was $3,543,000, which represented 1.16% of the loans then outstanding, exclusive of loans held for sale. By comparison, at December 31, 2002, the allowance was $2,435,000, which represented 1.08% of outstanding loans, exclusive of loans held for sale. We carefully monitor changing economic conditions, the loan portfolio by category, the financial condition of borrowers, the history of the loan portfolio, and we follow bank regulatory guidelines in determining the adequacy of the allowance for loan losses. We believe that the allowance for loan losses at September 30, 2003 is adequate to provide for losses inherent in the portfolio. However, as the volume of loans increases, additional provisions for loan losses will be required to maintain the allowance for loan losses. Additionally, the allowance for loan losses was established on the basis of estimates and judgments regarding such matters as economic conditions and trends and the condition of borrowers from historical industry loan loss data and regulatory guidelines, and actual loan losses in the future may vary from the losses predicted on the basis of those estimates, judgments and guidelines. Therefore, if economic conditions were to deteriorate, or interest rates were to increase, which would have the effect of increasing the risk that borrowers would encounter difficulty meeting their loan obligations, it would become necessary to increase the allowance for loan losses by means of additional provisions for loan losses. See “Results of Operation---Provision for Loan Losses: above in this item 2.

We also measure and reserve for impairment, on a loan by loan basis, those loans determined by management to be impaired using either the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral if the loan is collateral dependent. We exclude from our impairment calculations smaller, homogeneous loans such as consumer installment loans and lines of credit. Also, loans that experience insignificant payment delays or payment shortfalls are generally not considered impaired. At September 30, 2003, we had $1,783,000 of impaired loans. We have used the fair value of the collateral to measure and reserve $672,000 for the impairment of these loans at September 30, 2003, which is included in the allowance for loan losses. There were no impaired loans at December 31, 2002.

Set forth below is a summary of the transactions in the allowance for loan losses for the nine months ended September 30, 2003 and the year ended December 31, 2002 respectively:

(Dollars in thousands)	September 30, 2003	December 31, 2002
Balance, beginning of period	$2,435	$1,696
Provision for loan losses	1,115	755
Recoveries	—	—
Amounts charged off	(7)	(16)

Balance, end of period	$3,543	$2,435

Nonperforming Assets

As of September 30, 2003, the Bank had $1,783,000 of nonaccrual and impaired loans that were delinquent 90 days or more and no restructured loans. At December 31, 2002, there was one nonaccrual loan, a consumer loan, in the amount of $3,000, and no impaired or restructured loans.

Deposits

At September 30, 2003, deposits totaled $472 million, which included $89 million of certificates of deposit of $100,000 or more. By comparison, at December 31, 2002, deposits totaled $423 million, which included $94 million of certificates of deposit of $100,000 or more. Noninterest bearing demand deposits totaled $140 million, or 30% of total deposits at September 30, 2003, as compared to $113 million, or 27% at December 31, 2002. Set forth below is the maturity schedule of domestic time certificates of deposit outstanding at September 30, 2003:

(Dollars in thousands) Maturities	Certificates of Deposit Under $100,000	Certificates of Deposit of $100,000 or more
Three months or less	$27,611	$29,064
Over three through six months	26,209	22,597
Over six through twelve months	37,009	24,185
Over twelve months	29,272	13,064

Total	$120,101	$88,910

Business Segment Reporting

We have two reportable business segments, a commercial banking segment and a mortgage banking segment. The commercial banking segment provides small and medium–size businesses, professional firms and individuals with a diversified range of financial products and services, including accounts, various types of commercial and consumer loans, cash management services, and Internet banking services. The mortgage banking segment originates and purchases residential mortgages that, for the most part, are resold within 30 days to long–term investors in the secondary residential mortgage market.

Since we derive all of our revenues from interest and noninterest income and our most significant expense is interest expense, the following table sets forth, separately, for the nine month periods ended September 30, 2003 and 2002, net interest income (interest income less interest expense), which is attributable to the commercial banking segment and noninterest income (net gains on sales of loans held for sale and fee income), which is attributable to the mortgage banking segment. We do not allocate general and administrative expenses or income taxes to these segments.

(Dollars in thousands)	Commercial	Mortgage	Other	Total
Net interest income for the nine months ended September 30:
2003	$4,655	$2,421	$3,084	$10,160
2002	$4,201	$1,760	$2,289	$8,250
Noninterest income for the nine months ended September 30:
2003	$992	$4,893	$947	$6,832
2002	$643	$2,761	$74	$3,478
Segment assets at:
September 30, 2003	$286,296	$44,404	$326,478	$657,178
December 31, 2002	$222,905	$57,890	$293,140	$573,935

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

Cash flow provided by financing activities, primarily representing an increase in deposits and borrowings, totaled $84 million for the nine months ended September 30, 2003. Cash flow provided by operating activities, primarily representing the proceeds from sales of loans held for sale, somewhat offset by originations of loans held for sale, totaled $25 million. Cash flow used in investing activities, primarily used to purchase investment securities available for sale, and to fund increases in loans, offset somewhat by proceeds from sales of and principal payments received on investment securities available for sale, totaled $78 million for the nine months ended September 30, 2003.

At September 30, 2003, liquid assets, which included cash and due from banks, federal funds sold, interest earning deposits with financial institutions and unpledged securities available for sale (excluding Federal Reserve Bank stock and Federal Home Loan Bank stock) totaled $196 million or 30% of total assets.

Our primary uses of cash are to fund loans and to purchase securities available for sale, and our primary sources of the funds that we use to make loans are deposits and borrowings. Accordingly, the relationship between gross loans and total deposits provides a useful measure of our liquidity. Since repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loan-to-deposit ratio the less liquid are our assets. On the other hand, since we realize greater yields and higher interest income on loans than we do on investments, a lower loan-to-deposit ratio can adversely affect interest income and earnings. As a result, management’s goal is to achieve a loan-to-deposit ratio that appropriately balances the requirements of liquidity and the need to generate a fair return on assets. At September 30, 2003, the ratio of loans-to-deposits (excluding loans held for sale) was 65%, compared to 53% at December 31, 2002.

As of September 30, 2003, the Bank had borrowings of $114 million obtained from the Federal Home Loan Bank. The table below sets forth the amounts, in thousands of dollars, and the terms of the Federal Home Loan Bank borrowings. These borrowings have a weighted-average annualized interest rate of 2.41%.

	Principal Amounts (Dollars in thousands)	Per Annum Interest Rate	Maturity Dates
	$5,000	1.40%	February 18, 2004
	15,000	3.17%	June 21, 2004
	20,000	2.25%	September 20, 2004
	10,000	2.20%	November 15, 2004
	9,000	1.93%	February 18,2005
	5,000	2.24%	August 29, 2005
	10,000	2.70%	September 19, 2005
	3,000	1.93%	September 19, 2005
	5,000	1.76%	September 30, 2005
	5,000	2.50%	February 21, 2006
	6,000	2.34%	February 28, 2006
	2,000	2.94%	August 28, 2006
	3,000	2.56%	September 18, 2006
	3,000	2.49%	September 25, 2006
	5,000	2.39%	October 2, 2006
	2,000	2.40%	October 2, 2006
	3,000	3.14%	September 18,2007
	2,000	3.06%	September 24, 2007
	1,000	2.91%	October 1, 2007

Total	$114,000

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

Securities available for sale are those that we intend to hold for an indefinite period of time, but that may be sold in response to changes in liquidity needs, changes in interest rates, changes in prepayment risks or other similar factors. Such securities are recorded at fair value. Any unrealized gains and losses, net of taxes, are reported as “Other Comprehensive Income (Loss)” rather than included in or deducted from earnings.

The following is a summary of the major components of securities available for sale and a comparison of the amortized cost, estimated fair values and gross unrealized gains and losses as of September 30, 2003 and December 31, 2002:

September 30, 2003 (Dollars in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Securities Available For Sale:
U.S. Agency and Mortgage Backed Securities	$192,635	$139	$1,923	$190,851
Collateralized Mortgage Obligations	26,354	64	100	26,318

Total Government and Agencies Securities	218,989	203	2,023	217,169
Fannie Mae Trust Preferred Stock	20,000	7	—	20,007
Federal Reserve Bank Stock	1,310	—	—	1,310
Federal Home Loan Bank Stock (FHLB)	5,700	—	—	5,700

Total Securities Available For Sale	$245,999	$210	$2,023	$244,186

December 31, 2002 (Dollars in thousands)
Securities Available For Sale:
U.S. Agency and Mortgage Backed Securities	$223,101	$1,233	$250	$224,084
U.S. Treasury Securities	2,014	40	—	2,054
Collateralized Mortgage Obligations	6,013	17	41	5,989

Total Government and Agencies Securities	231,128	1,290	291	232,127
Fannie Mae Trust Preferred Stock	15,000	91	—	15,091
Federal Reserve Bank Stock	1,126	—	—	1,126
Federal Home Loan Bank Stock (FHLB)	5,121	—	—	5,121

Total Securities Available For Sale	$252,375	$1,381	$291	$253,465

At September 30, 2003, U.S. Agency and Mortgage Backed securities, U.S. Treasury securities, U.S. Government agency securities and collateralized mortgage obligations with an aggregate fair market value of $103 million were pledged to secure Federal Home Loan Bank advances, repurchase agreements, and local agency deposits.

The amortized cost and estimated fair value at September 30, 2003, of securities available for sale, are shown by contractual maturities are shown in the following table. Expected maturities and scheduled payments will differ from contractual maturities shown, particularly with respect to collateralized mortgage obligations, because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Maturing in
(Dollars in thousands)	One year Or less	Over one year Through five Years	Over five years Through ten years	Over ten years	Total
Available for sale, amortized cost	$—	$8,932	$54,953	$155,104	$218,989
Available for sale, estimated fair value	—	8,847	54,238	154,084	217,169

CAPITAL RESOURCES

The Company and the Bank are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can lead to certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s operating results or financial condition. Under capital adequacy guidelines and the regulatory framework for prompt corrective action that apply to all bank holding companies and FDIC insured banks in the United States, the Company (on a consolidated basis) and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off–balance sheet items as calculated under regulatory accounting practices. The capital and classifications of the Company and the Bank also are subject to qualitative judgments by banking regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company (on a consolidated basis) and the Bank to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk–weighted assets (as defined), and of Tier I capital to average assets. Management believes that, as of September 30, 2003, the Company (on a consolidated basis) and the Bank met all capital adequacy requirements to which they are subject.

In June 2002, the Company’s newly formed wholly-owned subsidiary, Pacific Mercantile Capital Trust I, a Delaware trust, sold $5 million of trust preferred securities to an institutional investor in a private placement. These securities mature in 30 years, are redeemable at the Company’s option beginning after 5 years, and require quarterly interest distributions, currently at a rate of 4.864%, which resets quarterly at the three month LIBOR rate plus 3.75%. In August 2002, the Company’s newly formed wholly-owned subsidiary, PMB Capital Trust I, a Delaware trust, sold $5 million of trust preferred securities to an institutional investor in a private placement. These securities mature in 30 years, are redeemable at the Company’s option beginning after 5 years, and require semi-annual interest distributions, currently at a rate of 4.835%, which resets semi-annually at the six month LIBOR rate plus 3.625%. In September 2002, the Company’s newly formed wholly-owned subsidiary, PMB Statutory Trust III, a Connecticut trust, sold $7 million of trust preferred securities in a trust preferred pooled transaction. These securities mature in 30 years, are redeemable at the Company’s option beginning after 5 years, and require quarterly interest distributions, currently at a rate of 4.54%, which resets quarterly at the three month LIBOR rate plus 3.40%.

The trust preferred securities are subordinated to other borrowings that may be obtained by the Company in the future. Of the $17 million of trust preferred securities that were outstanding at September 30, 2003, $13 million qualified as Tier I capital, with the remaining securities qualifying as Tier II capital for regulatory purposes. The proceeds from the sale of the trust preferred securities are being use to support the Company’s continued growth.

As of September 30, 2003, based on applicable capital regulations, the Company (on a consolidated basis) and the Bank are categorized as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Company and the Bank must maintain minimum total risk–based, Tier I risk–based and Tier I leverage ratios as set forth in the following table, which contains a comparison of the Company and Bank’s capital and capital ratios at September 30, 2003 to the respective regulatory requirements applicable to them.

			Applicable Federal Regulatory Requirement
	Actual		Ratios For Capital Adequacy Purposes		Ratio to be Categorized As Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk Weighted Assets:
Bank	$52,612	10.8%	$39,145	8.0%	$48,931	10.0%
Company	60,685	12.4%	39,292	8.0%	49,115	10.0%
Tier I Capital to Risk Weighted Assets:
Bank	49,069	10.0%	19,572	4.0%	29,359	6.0%
Company	53,522	11.0%	19,646	4.0%	29,469	6.0%
Tier I Capital to Average Assets:
Bank	49,069	7.8%	25,381	4.0%	31,726	5.0%
Company	53,522	8.4%	25,488	4.0%	31,860	5.0%

The Company intends to retain earnings to support future growth and, therefore, does not intend to pay dividends for at least the foreseeable future.

FORWARD LOOKING INFORMATION AND UNCERTAINTIES REGARDING FUTURE FINANCIAL PERFORMANCE

This Report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains certain forward-looking statements. Forward–looking statements are estimates of, or expectations or beliefs regarding our future financial performance and future financial condition, and economic trends that affect our industry generally and us, more specifically, that are based on current information and that are subject to a number of risks and uncertainties that could cause our actual operating results and financial performance in the future to differ significantly from those expected at the current time. Those risks and uncertainties include, although they are not limited to, the following:

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

Possible Adverse Changes in Local Economic Conditions.    Adverse changes in local economic conditions could (i) reduce loan demand resulting in reduced net interest margins and net interest income; (ii) affect the financial capability of borrowers in a manner that would make it more difficult for them to meet their loan obligations and which could, therefore, result in increases in loan losses and require increases in provisions we must make for possible loan losses, thereby reducing our earnings; and (iii) lead to reductions in real property values that, due to our reliance on real property to collateralize many of our loans, could make it more difficult for us to prevent losses from being incurred on nonperforming loans by selling those real properties.

Possible Adverse Changes in National Economic Conditions and Federal Reserve Monetary Policies.    Changes in national economic conditions, such as increases in inflation or declines in economic output, often prompt changes in Federal Reserve monetary policies that could reduce net interest margins or increase the cost of funds to us, particularly if we are unable, due to competitive pressures or the rate insensitivity of earning assets, to effectuate commensurate increases in the rates we are able to charge on existing or new loans. Decreases in interest rates, as has occurred during the past two years, primarily as a result of a slowing in economic growth and actions taken by the Federal Reserve Board in an effort to stimulate the economy, also has and can result in reductions in our net interest margins. On the other hand, an increase in interest rates also could lead to a decline in the volume of mortgage loan refinancings that would reduce the income generated by our mortgage banking division and hurt our operating results if we are unable to take advantage of rising interest rates to increase substantially our net interest income. Additionally, uncertainties about the direction of the economy could lead to reductions in loan demand, thereby reducing our net interest margins and net interest income and could adversely affect the financial capability of borrowers to meet their loan obligations which could result in loan losses and require increases in provisions made for possible loan losses, either or both of which could reduce our income.

Regulatory Policies.    Changes in federal and state bank regulatory policies, such as increases in capital requirements or in loan loss reserve or asset/liability ratio requirements, could adversely affect our earnings by reducing yields on earning assets or increasing our operating costs.

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

Dependence on Key Management Employees.    Our financial performance depends to a great extent on the continued availability of our existing management, including Raymond E. Dellerba, our President and Chief Executive Officer, the loss of whose services could harm our business. In addition, implementation of our growth strategy will depend on our ability to attract and retain other key management employees. There is no assurance, however, that we will be able to do so.

Potential Credit Card Refund Claims.    In the fourth quarter of 2001, the Bank established a reserve of $700,000 for claims for refunds of credit card charges that the Bank had collected for a former merchant customer that encountered financial difficulties during that quarter and subsequently filed for bankruptcy protection. Those financial difficulties led to the assertion of claims against the Bank for refunds of credit card charges by some of the merchant’s consumers. Additional refund claims, arising out of credit card charges processed for this merchant customer, could be asserted against the Bank in the future and it could become necessary to establish additional reserves for such claims, the amount of which is uncertain, but which could lead to increases in noninterest expense, that would have the effect of reducing our earnings, possibly significantly, or even causing us to incur losses.

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

Due to these and other possible uncertainties and risks, readers are cautioned not to place undue reliance on the forward–looking statements contained in this report, which speak only as of the date of this report, or to make predictions based solely on historical financial performance. We also disclaim any obligation to update forward–looking statements contained in this Report, or in our Annual Report, whether as a result of new information, future events or otherwise.

ITEM 3.  MARKET RISK

Market risk is the risk of loss to future earnings, to fair values of assets or to future cash flows that may result from changes in the price or value of a financial instrument. The value of a financial instrument may change as a result of changes in interest rates and other market conditions. Market risk is attributed to all market risk sensitive financial instruments, including loans, investment securities, deposits and borrowings. We do not engage in trading activities or participate in foreign currency transactions for our own account. Accordingly, our exposure to market risk is primarily a function of our asset and liability management activities and of changes in market rates of interest. Changes in rates can cause or require increases in the rates we pay on deposits that may take effect more rapidly or may be greater than the increases in the interest rates we are able to charge on loans and the yields that we can realize on our investments. The extent of that market risk depends on a number of variables including the sensitivity to changes in market interest rates and the maturities of our interest earning assets and our deposits. See “MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION -- Asset/Liability Management.”

ITEM 4.  CONTROLS AND PROCEDURES

The Company’s management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) in effect as of September 30, 2003. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2003, the Company’s disclosure controls and procedures were adequate and effective and designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to them by others within these entities.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to September 30, 2003. As no significant deficiencies or material weaknesses were found, no corrective actions were taken.

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

We filed a Current Report on Form 8-K dated November 7, 2003 to furnish, under Item 12 thereof, a copy of our press release announcing our consolidated results of operations for the period ended, and our consolidated financial position as of September 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC MERCANTILE BANCORP

Date: November 7, 2003	By:	/s/ NANCY A GRAY
Nancy A. Gray, Executive Vice President and Chief Financial Officer

S-1

Index to Exhibits

Exhibit No.	Description of Exhibit

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes–Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes–Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes–Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes–Oxley Act of 2002

E-1