Form 10-K
period 2003-12-31
PACIFIC MERCANTILE BANCORP
filed 2004-03-30
CIK 1109546

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the transition period from                  to

Commission file number 0-30777

PACIFIC MERCANTILE BANCORP

(Exact name of Registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	33-0898238 (I.R.S. Employer Identification No.)

949 South Coast Drive, Suite 300, Costa Mesa, California (Address of principal executive offices)	92626 (Zip Code)

(714) 438-2500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:	None

Securities registered pursuant to Section 12(g) of the Act:	Common Stock, without par value

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

The aggregate market value of voting shares held by non-affiliates of Registrant as of June 30, 2003, which was determined on the basis of the closing price of Registrant’s shares on that date, was approximately $53,289,000.

As of March 17, 2004, there were 10,081,248 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Except as otherwise stated therein, Part III of the Form 10-K is incorporated by reference from the Registrant’s Definitive Proxy Statement which is expected to be filed with the Commission on or before April 29, 2004 for its 2004 Annual Meeting.

PACIFIC MERCANTILE BANCORP

ANNUAL REPORT ON FORM 10K

FOR THE YEAR ENDED DECEMBER 31, 2003

i

FORWARD LOOKING STATEMENTS

Statements contained in this Report that are not historical facts or that discuss our expectations or beliefs regarding our future operations or future financial performance, or financial or other trend in our business, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “1933 Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “1934 Act”). Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. Often, they include the words “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “project,” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could,” or “may.” The achievement or realization of the expectations or beliefs set forth in forward-looking statements are subject to a number of risks and uncertainties that could cause our financial condition or operating results in the future to differ significantly from those expected at the current time. Those risks and uncertainties are described in Part II of this Report in the Section entitled “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Uncertainties Regarding Future Financial Performance” and readers of this Report are urged to read the cautionary statements contained in that Section of this Report. Due to these uncertainties and risks, readers are cautioned not to place undue reliance on forward-looking statements contained in the Report, which speak only as of the date of this Annual Report. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1.    BUSINESS.

Background

Pacific Mercantile Bancorp is a California corporation that owns all of the stock of Pacific Mercantile Bank, a California state chartered commercial bank (which, for convenience, will sometimes be referred to in this report as the “Bank” or “our Bank”). The capital stock of the Bank is our principal asset and substantially all of our business operations are conducted by the Bank which, as a result, accounts for substantially all of our revenues and income. As the owner of a commercial bank, Pacific Mercantile Bancorp is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (the “Bank Holding Company Act”) and, as such, our operations are regulated by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). See “Supervision and Regulation” below in this Report. In December 2002, we also began offering our customers retail securities brokerage service and investment products such as tax free income, fixed income and equity securities and mutual fund investments, through PMB Securities Corp., a newly established wholly-owned subsidiary that is a securities broker-dealer and member of the National Association of Securities Dealers, Inc. (the “NASD”). For ease of reference, we will sometimes use the terms “Company,” “we” or “us” in this Report to refer to Pacific Mercantile Bancorp on a consolidated basis.

The Bank, which is headquartered in Orange County, California, approximately 40 miles south of Los Angeles and conducts a commercial banking business in Orange, Los Angeles, and San Diego counties. The Bank is also a member of the Federal Reserve System and its deposits are insured, to the maximum extent permitted by law, by the Federal Deposit Insurance Corporation (commonly known as the “FDIC”).

According to data obtained from the FDIC, we are the largest and fastest growing commercial banking organization headquartered in Orange County, California.1 At December 31, 2003, the Company’s total assets, net loans (including loans held for sale) and total deposits had grown to $724 million, $370 million and $495 million, respectively. Additionally, as of that date we were serving a total of approximately 7,600 deposit accounts, of which approximately 52% were business customers. Currently we operate six full service commercial banking offices (which we refer to as “financial centers”) and an internet branch banking at www.pmbank.com. Due to the Bank’s Internet presence, the Bank has customers who are located in 49 states and the District of Columbia.

The Bank commenced business in March 1999, with the opening of its first commercial banking office, located in Newport Beach, California, and in April 1999 it launched its internet banking site, at www.pmbank.com, where our customers are able to conduct many of their commercial banking transactions, more conveniently and less expensively, with us, 24 hours a day, 7 days a week. We have achieved rapid growth since then, opening a second banking office, located in San Clemente, California, in August 1999, a third banking office in Costa Mesa, California in June 2001, a fourth banking office in Beverly Hills,

1 In this report we use the terms “commercial bank” and “commercial banking organization” to refer to a depository institution for which commercial lending is a material source of revenue and does not include savings banks or thrift or other depository institutions that, although classified as banks for regulatory purposes, concentrate on making real estate or consumer loans that account for more than 90% of their lending revenues.

California in July 2001, a fifth banking office in La Jolla, California in June 2002 and a sixth banking office in La Habra, California in September, 2003. It is our plan to expand our operations by opening additional offices in other areas of Southern California.

According to data published by the FDIC, at June 30, 2003 there were approximately 143 commercial banks operating in banking offices in the Southern California areas of Los Angeles, Orange, San Diego, Riverside and San Bernardino Counties. Of those commercial banks, 35 have assets in excess of $1 billion (several of which operate in multiple states); 96 have assets under $500 million (which are often referred to as “community banks”); and only 12, which includes our Bank, had assets ranging between $500 million and $1 billion. Positioned between the larger banks, on the one hand, and the community banks, on the other hand, we believe that we are positioned to achieve further growth in Southern California.

In order to provide the funds and additional capital needed to expand our banking franchise into other areas of Southern California we completed, in December 2003, another public offering in which we sold an additional 3,680,000 shares of common stock at a price of $9.25 per share. The net offering proceeds (after deducting underwriting commissions and offering expenses) totaled $31.2 million.

The Company was organized in 2000 to become a bank holding company for the Bank. In June 2000, it did so, following receipt of required regulatory approvals, by acquiring all of the stock of the Bank in a merger in which the shareholders of the Bank became the shareholders of the Company, exchanging their shares of common stock of the Bank, on a one share-for-one share basis, for shares of Company’s common stock. Prior to that time, the Company had no material assets and had not conducted any business. In June 2000, immediately following the acquisition of the Bank, the Company completed an initial public offering of its common stock, registered under the Securities Act of 1933, in which we sold a total of 2,611,608 shares at a price of $8.00 per share. The net offering proceeds (after deducting underwriting commissions and offering expenses) totaled $18.5 million.

Our Business Strategy

Our growth and expansion are the result of our adherence to a business plan which was created by our founders, who include both experienced banking professionals and individuals who came out of the computer industry. That business plan is to build and grow a banking organization that offers its customers the best attributes of a community bank, which are personalized and responsive service, while taking advantage of advances in computer technology to reduce costs and at the same time extend the geographic coverage of our banking franchise, initially within Southern California, by opening additional financial centers and taking advantage of opportunities that may arise in the future to acquire other banks.

In furtherance of that strategy, we:

•	offer a broad selection of financial products and services that address, in particular, the banking needs of business customers and professional firms, including services that are typically available only from much larger banks in our market areas, that we have found from experience often are unable or unwilling, due to the small to medium sized business customers that comprise our target markets;

•	provide what we believe is a higher level of convenience and access to banking services that are not typically available from the community banks with which we compete, made possible by the combination of our full service financial centers and the internet banking capabilities coupled with personal services we offer our customers; and

•	have built a technology and systems infrastructure that we believe will support the growth and further expansion of our banking franchise in Southern California.

Because our founders include experienced banking professionals, we have not lost sight of the importance of maintaining high quality earning assets and a strong balance sheet, which provide the foundation needed for further growth. For that reason, we maintain stringent loan and investment underwriting standards.

We plan to add at least three additional financial centers over the next two years, either by opening new financial centers or acquiring community banks or bank branches in selected locations in Southern California. We believe that adding to our network of financial centers will enable us to grow our loans and other earning assets and increase our core deposits (consisting of non-interest bearing demand, and lower cost savings and money market deposits), with the goal of increasing our net interest margins and improving our profitability. We also believe that, with our technology systems in place and with the additional capital that we raised in 2003, we have the capability to significantly increase the volume of banking transactions that we handle without having to incur the cost or disruptions of a major computer enhancement program which should enable us to achieve additional efficiencies and cost savings.

Our Commercial Banking Operations

We seek to meet the banking needs of small and moderate size businesses, professional firms and individuals by providing our customers with:

•	A broad range of loan and deposit products and banking and financial services, more typical of larger banks, in order to gain a competitive advantage over independent or community banks that do not provide the same range or breadth of services that we are able to provide to our customers;

•	A high level of personal service and responsiveness, more typical of independent and community banks, which we believe, gives us a competitive advantage over large out-of-state and other large multi-regional banks that are unable, or are unwilling, due to the expense involved, to provide that same level of personal service to this segment of the banking market; and

•	The added flexibility, convenience and efficiency of conducting banking transactions with us over the Internet, which we believe further differentiates us from many of our competitors and enables us to reduce the costs of providing services to our customers.

Deposit Products

Deposits are a bank’s principal source of funds for making loans and acquiring other interest earning assets. Additionally, the costs or interest expense that a bank must incur to attract and maintain deposits has a significant impact on its operating results. Those costs, in turn, will be determined in large measure by the types of deposit products that a bank offers to and is able to attract from its customers. Generally, banks seek to attract demand deposits which bear no interest and lower cost deposits such as interest-bearing checking, savings and money market deposits (which, along with noninterest bearing demand deposits, are commonly referred to in the banking business as “core deposits”). By comparison time deposits (also sometimes referred to as “certificates of deposit”), including those in denominations of $100,000 or more, usually bear much higher interest rates and are more price sensitive and volatile than core deposits. Banks that are not able to attract significant amounts of core deposits must rely on more expensive time deposits to fund interest-earning assets. See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS — Net Interest Income.”

The following table sets forth, by type of deposit, the year to date average balances and total amounts of the deposits maintained by our customers as of December 31, 2003:

	December 31, 2003
	Year-to-Date Average Balance	Balance at December 31
	(In thousands)
Type of Deposit
Noninterest-bearing checking accounts(1)	$129,823	$156,890
Interest-bearing transaction accounts(2)	123,857	135,541
Certificates of deposit(3)	220,629	202,903

Totals	$474,309	$495,334

(1)	Includes noninterest-bearing demand checking accounts. Excludes an average annual balance of $40,000 for the year, and a balance of $11,000 as of December 31, 2003 of noninterest-bearing demand deposits maintained at the Bank by PMB Securities Corp.

(2)	Includes savings accounts and money market accounts. Excludes an average annual balance of $7.3 million for the year and a balance of $31.3 million as of December 31, 2003 of money market deposits maintained at the Bank by the Bancorp. Also excludes $191,000 average balance for the year and a balance of $216,000 as of December 31, 2003 of money market deposits maintained at the Bank by PMB Securities Corp.

(3)	Time certificates of deposit in varying denominations under and over $100,000. Excludes an average annual balance of $524,000 and a balance of $5.3 million as of December 31, 2003 in certificates of deposit maintained at the Bank by the Bancorp.

Loan Products

We offer our customers a number of different loan products, including commercial loans and credit lines, accounts receivable and inventory financing, SBA guaranteed business loans and commercial real estate and construction loans and consumer loans. The following table sets forth the types and the amounts of our loans that were outstanding as of December 31, 2003:

	At December 31, 2003
	Amount	Percent of Total
	(Dollars in thousands)
Commercial loans	$103,363	29.1%
Real estate loans	140,441	39.6
Residential mortgage loans(1)	84,346	23.7
Construction loans	17,559	4.9
Consumer loans	9,551	2.7

Total(1)	$355,260	100.0%

(1)	Residential mortgage loans consist primarily of multi-family mortgage loans. Total loans exclude loans held for sale at December 31, 2003 in the amount of $19 million consisting primarily of single family residential mortgage loans (see “—Mortgage Banking Operations” below) and net deferred loan fees of $246,000.

Commercial Loans

The commercial loans we offer include short-term secured and unsecured business and commercial loans with maturities ranging from 12 to 24 months, accounts receivable financing for terms of up to 12 months, equipment and automobile loans and leases which generally amortize over a period of up to 7 years, and SBA guaranteed business loans with terms of up to 10 years. The interest rates on these loans generally are adjustable and usually are indexed to The Wall Street Journal’s prime rate. However, since 2002 it has been our practice to establish an interest rate floor ranging between 5.0% to 6.0%. In order to mitigate the risk of borrower default, we generally require collateral to support the credit or, in the case of loans made to businesses, personal guarantees from their owners, or both. In addition, all such loans must have well-

defined primary and secondary sources of repayment. Generally, lines of credit are granted for no more than a 12-month period and are subject to periodic reviews.

Commercial loans, including accounts receivable financing, generally are made to businesses that have been in operation for at least three years. In addition, generally these borrowers must have debt-to-net worth ratios not exceeding 4-to-1 and operating cash flow sufficient to demonstrate the ability to pay obligations as they become due. The borrowers also must have good payment histories as evidenced by credit reports.

We also offer asset-based lending products, which involve a higher degree of risk, because they generally are made to businesses that are growing rapidly, but cannot internally fund their growth without borrowings. These loans are collateralized primarily by the borrower’s accounts receivable. We control our risk by requiring loan-to-value ratios of not more than 80% and by closely and regularly monitoring the amount and value of the collateral in order to maintain that ratio.

Commercial loan growth is important to the growth and profitability of our banking franchise because, although not required to do so, commercial loan borrowers often establish noninterest-bearing (demand) and interest-bearing transaction deposit accounts and banking services relationships with us. Those deposit accounts help us to reduce our overall cost of funds and those banking services relationships provide us with a source of additional revenue.

Commercial Real Estate Loans

The majority of our commercial real estate loans are secured by first trust deeds on nonresidential real property. Loans secured by nonresidential real estate often involve loan balances to single borrowers or groups of related borrowers, and generally involve a greater risk of nonpayment than do mortgage loans secured by multi-family dwellings. Payments on these loans depend to a large degree on results of operations and dependable cash flows of the borrowers, which are generated from a wide variety of businesses and industries. As a result, repayment of these loans can be affected adversely by changes in the economy in general or by the real estate market more specifically. Accordingly, the nature of this type of loan makes it more difficult to monitor and evaluate. Consequently, we typically require personal guarantees from the owners of the businesses to which we make such loans.

Customers desiring to obtain a commercial real estate loan must have good payment records with a debt coverage ratio generally of at least 1.25 to 1. In addition, we require adequate insurance on the property securing the loan to protect the collateral value. Generally, these types of loans are indexed to The Wall Street Journal prime rate and are written for terms of up to 7 years, with loan-to-value ratios of not more than 75%. We generally place 5% interest rate floors on newly-originated commercial real estate loans.

Residential Mortgage Loans

Residential mortgage loans consist primarily of loans purchased from an unrelated mortgage banking firm that are secured primarily by first trust deeds on apartment buildings or other multi-family dwellings, as well as, single-family residential property that has been generated by our mortgage division.

The Bank originates multi-family residential loans primarily in Los Angeles and Orange Counties for terms up to 30 years. These loans generally are adjustable rate loans with interest rates tied to a variety of independent indexes. In some cases these loans are fixed for an initial five-year period and adjust thereafter based on an applicable index. These loans generally have interest rate floors, payment caps, and prepayment penalties. The loans are underwritten based on a variety of borrower and property criteria. Borrower criteria include liquidity and cash flow analysis and credit history verifications. Property criteria include loan to value limits under 75% and debt coverage ratios of 1.25 to 1 or greater.

The single-family mortgages are originated for the portfolio by the Bank’s Mortgage Banking Department. These loans principally include variable rate loan programs with fixed interest rates of up to 5 years. The residential real estate loans for the portfolio are underwritten with loan to values below 80% and Fair Isaac Credit Scores generally in excess of 700. These loans are defined in the industry as “prime” loans. The majority of these loans are made for the purchase and refinance of owner occupied homes.

Real Estate Construction Loans

Generally these loans are designed to meet the needs of specific construction projects, are secured by first trust deeds on the properties, and typically do not exceed 18 months. Although borrowers are personally liable for repayment of these loans, they usually are paid with proceeds from a permanent mortgage loan (take out financing) or from the proceeds of the sale of the property. Loan terms are based on current market conditions, with interest rates that adjust based on market rates of interest.

Real estate construction loans also provide us with the opportunity to establish business banking relationships that can enable us to obtain deposits from and to provide revenue generating banking services to real estate developers and real property owners in our service areas.

Consumer Loans

We offer a variety of loan and credit products to consumers including personal installment loans, lines of credit and credit cards. We design these products to meet the needs of our customers, and some are made at fixed rates of interest and others at adjustable rates of interest. Consumer loans often entail greater risk than real estate mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles, that may not provide an adequate source of repayment of the outstanding loan balance in the event of a default by the consumer. Consumer loan collections are dependent on the borrower’s ongoing financial stability. Furthermore, in the event a consumer files for bankruptcy protection, the bankruptcy and insolvency laws may limit the amount which can be recovered on such loans. Consumer loans require a good payment record and, typically, debt ratios of not more than 40%.

Consumer loans and credit products are important because consumers are a source of noninterest-bearing checking accounts and low cost savings deposits. Additionally, banking relationships with consumers tend to be stable and longer lasting than banking relationships with businesses, which tend to be more sensitive to price competition.

Business Banking Services

We offer various banking and financial services designed primarily for our business banking customers, including:

•	Financial management tools that include multiple account control, account analysis, transaction security and verification, wire transfers, universal bill payment, payroll and lock box services, most of which are available at our Internet web site;

•	Automated clearinghouse origination services that enable any businesses that charge for their services or products on a monthly or other periodic basis to obtain payment from their customers through an automatic, pre-authorized debit from their customers’ bank accounts anywhere in the United States; and

•	Electronic check origination and processing that allows businesses, including Internet retailers, to accept payment from their customers in the form of an electronic check that we are able to debit electronically from any bank in the United States.

Convenience Banking Services

We also offer a number of services and products that make it more convenient to conduct banking transactions, such as Internet banking services, phone banking, ATM’s, night drop services and courier and armored car services to order and receive cash without having to travel to our banking offices.

Internet Banking Services

Our customers can access and conduct banking transactions at our internet bank at www.pmbank.com, through any internet service provider by means of secure web browsers. When customers access the menu of products and services at our web site, they are able to conduct the following banking or financial transactions:

•	Utilizing financial cash management services

•	Making payroll and tax payments

•	Transferring funds from credit lines to, and making loan payments from, deposit accounts

•	Preparing and submitting loan applications

•	Paying bills and ordering wire transfers of funds

•	Transferring funds between accounts

•	Ordering cash for delivery by courier service

•	Opening checking and savings accounts

•	Viewing account balances and account history

•	Viewing the front and back of paid checks, within one day of their receipt by us

•	Printing bank statements

•	Effectuating stop payments

•	Purchasing and renewing certificates of deposit

•	Re-ordering checks

We also have recently launched a wholesale mortgage loan web site for use by mortgage loan brokers to enable them to obtain the latest data regarding our mortgage loan programs, including applicable interest rates, and the status of mortgage loan applications that they have submitted to us.

Security Measures

Our ability to provide customers with secure and uninterrupted financial services is of paramount importance to our business. We believe our computer banking systems, services and software meet the highest standards of bank and electronic systems security. The following are among the security measures that we implemented:

Bank-Wide Security Measures

•	Service Continuity. In order to better ensure continuity of service, we have located our critical file servers and computer and telecommunications systems at an offsite hardened and secure data center. This data center provides the physical environment necessary to keep servers up and running 24 hours a day, 7 days a week. It is custom designed with raised floors, HVAC temperature control systems with separate cooling zones, seismically braced racks, and generators to keep the system operating during power outages and has been designed to withstand fires and earthquakes up to a magnitude of 8.0 on the Richter scale. The data center also has a wide range of physical security features, including smoke detection and fire suppression systems, motion sensors, and 24x7 secured access, as well as video camera surveillance and security breach alarms. In addition, the data center is connected to the Internet by redundant OC-12 circuits with advanced capacity monitoring and planning, and able to scale to OC-192 capacity. For added reliability and redundancy, the data center is served by two different Central Offices and has dual-path, dual-entry fiber facilities. These circuits terminate on dual routers to ensure complete redundancy and maximum uptime and the center is designed so that there can be no single point of failure.

•	Physical Security. All servers and network computers reside in secure facilities. Only employees with proper identification may enter the primary server areas.

•	Monitoring. All customer transactions on our internet servers and internal computer systems produce one or more entries into transactional logs. Our personnel routinely review these logs to identify any abnormal or unusual activity and to take appropriate action. We believe that, ultimately, vigilant monitoring is the best defense against fraud.

Internet Security Measures

•	Encrypted Transactions. All banking transactions and internet communications are encrypted.

•	Secure Logon. We use a variety of measures to minimize the possibility that a third party may download password files or user identifications of the Bank or its customers, and passwords are stored behind a secure firewall.

•	Firewalls. All of our Internet banking services are routed from our internet server through one or more firewalls.

We believe the risk of fraud presented by providing internet banking services is not materially different from the risk of fraud inherent in any banking relationship. We also believe that potential security breaches can arise from any of the following circumstances:

•	misappropriation of a customer’s account number or password;

•	penetration of our server by an outside “hacker;”

•	fraud committed by a new customer in completing his or her application with us; and

•	fraud committed by an employee of ours or one of our service providers.

Both traditional banks and internet banks are vulnerable to these types of fraud. By establishing the security measures described above, we believe we can minimize, to the extent practicable, our vulnerability to the first three types of fraud. To counteract fraud by employees and service providers, we have established internal procedures and policies designed to ensure that, as in any bank, proper control and supervision is exercised over employees and service providers. We also maintain insurance to protect us from losses due to fraud committed by employees.

Additionally, the adequacy of our security measures is reviewed periodically by the Federal Reserve Board and the DFI, which are the federal and state government agencies with supervisory authority over the Bank. We also retain the services of third party computer security firms to conduct periodic tests of our computer and internet banking systems to identify potential threats to the security of our systems and to recommend additional actions that we can take to improve our security measures.

Mortgage Banking Operations

In 2001, we established a mortgage banking division which originates residential mortgages that, for the most part, qualify for resale to long-term investors in the secondary residential mortgage market. Our mortgage loan products include conforming and non-conforming agency-quality one-to-four family first mortgages, investor-quality home equity second mortgages and investor-quality home equity lines of credit secured by second trust deeds or mortgages. In most instances, we fund these loans at the time of origination and sell the loans to investors in the secondary market within 30 days of funding. We earn loan origination and processing fees, which are recorded in our operating statements as noninterest income.

Generally, residential real estate loans must meet secondary market investment criteria, which require that the loan-to-value ratios generally not exceed 90%, and that the borrower have a good payment history, a mortgage payment ratio of not more than 28% of income and total debt that does not exceed 40% of income.

Our mortgage loan division generated noninterest income of $5.4 million and $4.7 million, respectively, in the years ended December 31, 2003 and 2002, as mortgage loan originations increased significantly in the first six months of fiscal 2003 and in fiscal 2002 due to the declining mortgage interest rates which led to increases in refinancings of existing mortgages and home purchase financings in Southern California.

We currently expect a strengthening in the economy, which we believe will lead to an increase in interest rates and, therefore, a slowing in mortgage loan originations over the next 12 to 24 months. As a result, we do not expect our mortgage banking division to generate as much income in fiscal 2004 as it did in fiscal 2003 or 2002. However, if interest rates do increase, we believe that any resulting decline in noninterest income will be more than offset by increases in interest income on commercial loans and other loans and on investment securities. See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION — Noninterest Income.”

Other Financial Services

In December 2002 we began offering our customers retail securities brokerage services through PMB Securities Corp., a wholly-owned subsidiary that is a securities broker-dealer that is registered with the Securities and Exchange Commission, and is a member of the National Association of Securities Dealers, Inc. (the “NASD”). PMB Securities also offers customers a range of different investment products including tax free income, fixed income and equity securities and mutual fund investments. These services and investment products are available to our customers at our financial centers, which are staffed by PMB Securities employees, or on-line via a link on our Internet web site.

Competition

Competitive Conditions in the Traditional Banking Environment

The banking business in California generally, and in our service area in particular, is highly competitive and is dominated by a relatively small number of large multi-state and California-based banks which have numerous banking offices operating over wide geographic areas. We compete for deposits and loans with those banks, with community banks that are based or have branch offices in our market areas, and with savings and loan associations, credit unions, mortgage companies, money market and other mutual funds, stock brokerage firms, insurance companies, and other traditional and nontraditional financial institutions. We also compete for customers’ funds with governmental and private entities issuing debt or equity securities or other forms of investments which may offer different and potentially higher yields than those available through bank deposits.

Major financial institutions that operate throughout California and that have offices in our service areas include Bank of America, Wells Fargo Bank, Union Bank, Bank of the West, Washington Mutual Savings Bank, U. S. Bancorp, Comerica Bank and Citibank. Larger independent banks and other financial institutions with offices in our service areas include, among others, City National Bank, Manufacturers Bank, and California Bank and Trust.

These banks, as well as other banks and other financial institutions in our service areas, have the financial capability to conduct extensive advertising campaigns and to shift their resources to regions or activities of greater potential profitability. Many of them also offer diversified financial services which we do not presently offer directly. The larger banks and financial institutions also have substantially more capital and higher lending limits than our Bank.

In order to compete with the banks and other financial institutions operating in our service areas, we rely on our ability to provide flexible, more convenient and more personalized service to customers, including Internet banking services and financial tools. At the same time, we emphasize personal contacts with potential and existing customers by our directors, officers and other employees; develop and participate in local promotional activities; and seek to develop specialized or streamlined services for customers. To the extent customers desire loans in excess of our lending limit or services not offered by us, we attempt to assist customers in obtaining such loans or other services through participations with other banks or assistance from our correspondent banks or third party vendors.

We also compete for customer funds with the numerous and a growing number of securities brokerage firms and mutual funds that provide investment products that are alternatives to our deposit products and also offer online trading and investments. Our wholly-owned subsidiary, PMB Securities Corp., offers discount securities brokerage services to our customers both at our financial centers and via a link on our internet web site.

Competitive Conditions in Internet Banking

There are a number of banks that offer services exclusively over the internet, such as NetBank and E*TRADE Bank, and other banks, such as Bank of America and Wells Fargo Bank, that market their internet banking services to their customers nationwide. We believe that only the very largest of the commercial banks with which we compete offer the comprehensiveness of internet banking services that we are able to offer. However, many of the larger banks do have greater market presence and greater financial resources to market their internet banking services. Additionally, new competitors and competitive factors are likely to emerge, particularly in view of the rapid development of internet commerce. On the other hand, there have been some recently published reports indicating that the actual rate of growth in the use of the internet banking services by consumers and businesses is lower than had been previously predicted and that many customers still prefer to be able to conduct at least some of their banking transactions at local banking offices. We believe that these findings support our strategic decision, made at the outset, to offer customers the benefits of both traditional and internet banking services and we believe that this strategy has been an important factor in our growth to date and will contribute to our growth in the future. See “BUSINESS — Background — Our Business Plan — Business Strategy” earlier in this Section of this Report.”

Effects of Legislation and Government Regulation on Competition

Existing and future state and federal legislation, and government regulation of banking institutions, could significantly affect our costs of doing business, the range of permissible activities in which we may engage and the competitive balance among major and smaller banks and other financial institutions. We cannot predict the impact such developments may have on commercial banking in general or on our business in particular. For additional information regarding these matters, see the discussion below under the caption “—Supervision and Regulation.”

Supervision and Regulation

Both federal and state laws extensively regulate bank holding companies and banks. Such regulation is intended primarily for the protection of depositors and the FDIC’s deposit insurance fund and is not for the benefit of shareholders. Set forth below is a summary description of the material laws and regulations that affect or bear on our operations. The description does not purport to be complete and is qualified in its entirety by reference to the laws and regulations summarized below.

Pacific Mercantile Bancorp

General. Pacific Mercantile Bancorp is a registered bank holding company subject to regulation under the Bank Holding Company Act of 1956, as amended. Pursuant to that Act, we are required to file periodic reports with and we are subject to supervision and periodic examination by the Board of Governors of the Federal Reserve Board (the “Federal Reserve Board” or the “FRB”).

As a bank holding company, we are allowed to engage, directly or indirectly, only in banking and other activities that the Federal Reserve Board deems to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. However, over the past ten years the Federal Reserve Board has broadened the activities and businesses that it has designated as closely related to banking in order to enhance the ability of bank holding companies and their subsidiaries to compete with diversified financial institutions and service organizations that are not subject to the same regulation as bank holding companies. Business activities designated by the Federal Reserve Board to be closely related to banking include securities brokerage services and products and data processing services, among others.

As a bank holding company, we must obtain the prior approval of the Federal Reserve Board before we may acquire more than 5% of the outstanding shares of any class of voting securities, or of substantially all of the assets, of any bank or other bank holding company and for any merger of the Company with any other bank holding company. Additionally, we are required to obtain the prior approval of the Federal Reserve Board for the acquisition of more than 5% of the outstanding shares of any class of voting securities, or of substantially all of the assets, of other entities engaged in banking related services.

Under Federal Reserve Board regulations, a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, it is the Federal Reserve Board’s policy that, in serving as a source of strength to its subsidiary banks, a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company’s failure to meet these obligations will generally be considered by the Federal Reserve Board to be an unsafe and unsound banking practice or a violation of the Federal Reserve Board’s regulations or both.

Among its powers, the Federal Reserve Board may require any bank holding company to terminate an activity or terminate control of or liquidate or divest subsidiaries or affiliates that the Federal Reserve Board determines constitutes a significant risk to the financial safety, soundness or stability of the bank holding company or any of its banking subsidiaries. The Federal Reserve Board also has the authority to regulate provisions of a bank holding company’s debt, including authority to impose interest ceilings and reserve requirements on such debt. Subject to certain exceptions, bank holding companies also are required to file written notice and obtain approval from the Federal Reserve Board prior to purchasing or redeeming their common stock or other equity securities. A bank holding company and its non-banking subsidiaries also are prohibited from requiring tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of any services.

Additionally, the Federal Reserve Board requires all bank holding companies to maintain capital at or above certain prescribed levels. See the discussion under the caption “—Capital Standards and Prompt Corrective Action.”

The Company also is a bank holding company within the meaning of Section 3700 of the California Financial Code. As such, we are subject to examination by, and may be required to file reports with, the DFI.

Financial Services Modernization Legislation. The Financial Services Modernization Act, which also is known as the Gramm-Leach-Bliley Act, was enacted into law in 1999. The principal objectives of that Act are to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities and investment banking firms, and other financial service providers by revising and expanding the Bank Holding Company Act to permit a holding company system, meeting certain specified qualifications, to engage in broader range of financial activities, primarily through wholly-owned subsidiaries, and, thereby, to foster greater competition among financial services companies. To accomplish those objectives, among other things, the Act repealed the two affiliation provisions of the Glass-Steagall Act that had been adopted in the early 1930s during the Depression: Section 20, which restricted the affiliation of Federal Reserve Member Banks with firms “engaged principally” in specified securities activities; and Section 32, which restricted officer, director, or employee interlocks between a member bank and any company or person “primarily engaged” in specified securities activities. The Financial Services Modernization Act also contains provisions that expressly preempt any state law restricting the establishment of financial affiliations, primarily related to insurance. That Act also:

•	broadens the activities that may be conducted by national banks, banking subsidiaries of bank holding companies, and their financial subsidiaries;

•	provides an enhanced framework for protecting the privacy of consumer information;

•	adopts a number of provisions related to the capitalization, membership, corporate governance, and other measures designed to modernize the Federal Home Loan Bank system;

•	modifies the laws governing the implementation of the Community Reinvestment Act (which is described in greater detail below); and

•	addresses a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions.

A bank holding company that qualifies and elects to become a financial holding company may affiliate with securities firms and insurance companies and engage in other activities that are financial in nature or are incidental or complementary to activities that are financial in nature. According to current Federal Reserve Board regulations, activities that are financial in nature and may be engaged in by financial holding companies include: securities underwriting; dealing and market making; sponsoring mutual funds and investment companies and engaging in insurance underwriting and brokerage; and engaging in merchant banking activities.

A bank holding company that is not also a financial holding company may not engage in such financial activities. Instead, as discussed above, it is limited to engaging in banking and such other activities as determined by the Federal Reserve Board to be as closely related to banking or managing or controlling banks as to be a proper incident thereto.

We have no current plans to engage in any activities not permitted to traditional bank holding companies, including those expressly permitted by the Financial Services Modernization Act and we are not a financial holding company.

We do not believe that the Financial Services Modernization Act will have a material effect on our operations, at least in the near-term. However, to the extent that it enables banks, securities firms, and insurance companies to affiliate, the financial services industry may experience further consolidation. Additionally, the Act may have the result of increasing the level of competition that we face from larger institutions and other types of companies offering diversified financial products, many of which may have substantially greater financial resources than we have.

Privacy Provisions of the Financial Services Modernization Act. As required by the Financial Services Modernization Act, federal banking regulators have adopted rules that limit the ability of banks and other financial institutions to disclose nonpublic information about consumers to nonaffiliated third parties. Pursuant to the rules, financial institutions must provide:

•	initial notices to customers about their privacy policies, describing the conditions under which they may disclose non-public personal information to non-affiliated third parties and affiliates;

•	annual notices of their privacy policies to current customers; and

•	a reasonable method for customers to “opt out” of disclosures to nonaffiliated third parties.

The Sarbanes-Oxley Act of 2002. On July 30, 2002, President Bush signed the Sarbanes-Oxley Act of 2002 into law. This Act addresses accounting oversight and corporate governance matters of companies whose securities are registered under the Exchange Act (“public companies”) and, therefore, applies to us. Among other things, the Sarbanes-Oxley Act:

•	provides for the establishment of a five-member oversight board, known as the Public Company Accounting Oversight Board (the “PCAOB”), which is appointed by the Securities and Exchange Commission and that will set standards for and will have investigative and disciplinary powers over accountants;

•	prohibits accounting firms from providing various types of consulting services to their public company clients and requires accounting firms to rotate partners among public company clients every five years;

•	increases the criminal penalties for financial crimes and securities fraud;

•	expands disclosure of corporate operations and requires public companies to implement disclosure controls and procedures designed to assure that material information regarding their business and financial performance is included in the public reports they file under the Exchange Act (“Exchange Act Reports”);

•	requires the chief executive and chief financial officers of public companies to certify as to the accuracy and completeness of the Exchange Act Reports that their companies file, the financial statements included in those Reports and the adequacy of their disclosure procedures and controls and the adequacy and integrity of their internal controls;

•	requires the directors of public companies that serve on audit committees to meet stringent independence standards;

•	requires public companies whose publicly traded securities have a value in excess of $75 million to file their Exchange Act Reports on a more accelerated basis than is currently required;

•	requires more expeditious reporting by directors and officers and other public company insiders regarding their trading in company securities; and

•	establishes statutory separations between investment banking firms and analysts.

We have implemented disclosure controls and procedures and taken other actions to meet the expanded disclosure requirements and certification requirements of the Sarbanes-Oxley Act. Additionally, we have determined that the members of our audit committee meet the independence standards imposed by that Act. A number of the requirements under that Act will become effective during fiscal 2004 or, in certain instances in fiscal 2005, and to the extent we do not already meet any of those new requirements, we will be taking the actions required to do so.

Pacific Mercantile Bank

General. As a California state chartered bank, Pacific Mercantile Bank (the “Bank”) is subject to primary supervision, periodic examination and regulation by the DFI. As a member of the Federal Reserve Bank of San Francisco, the Bank also is subject to regulation by the Federal Reserve Board, which is its primary federal banking regulator. Also, because its deposits are insured by the FDIC, the Bank is subject to certain of the regulations promulgated by the FDIC.

Various requirements and restrictions under the Federal and California banking laws affect the operations of the Bank. Theses laws and the implementing regulations that are promulgated by Federal and State regulatory agencies, cover most aspects of a bank’s operations, including the reserves a bank must maintain against deposits and for possible loan losses and other contingencies; the ownership and acquisition of deposit accounts; the interest rates that a bank may pay on deposits, loans and investments; the types of investments that a bank may make; the borrowings that a bank may incur; a bank’s growth levels and the number and location of banking offices that a bank may establish; acquisition and merger activities of a bank; the amount of dividends that a bank may pay; and the capital requirements that a bank must satisfy. See the more detailed discussions regarding capital requirements that are applicable to us and the Bank that is set forth below under the caption “Capital Standards and Prompt Corrective Action.”

If, as a result of an examination of a federally regulated bank, its primary federal bank regulatory agency, such as the Federal Reserve Board, were to determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of a bank’s operations had become unsatisfactory or that the bank or its management was in violation of any law or regulation, that agency has the authority to take a number of different remedial actions as it deems appropriate under the circumstances. These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in the bank’s capital, to restrict the bank’s growth, to assess civil monetary penalties against the bank’s officers or directors, to remove officers and directors and, if the federal agency concludes that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate a bank’s deposit insurance, which in the case of a California chartered bank would result in revocation of its charter and require it to cease its banking operations. Additionally, under California law the DFI has many of the same remedial powers with respect to the Bank, because it is a California state chartered bank.

Dividends and Other Transfers of Funds. In addition to cash generated from our sale by the Company in 2002 of trust preferred securities and from our public offering in December 2003 (see “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Capital Resources” elsewhere in this Report), it is expected that, in the future, dividends from the Bank will constitute one of the principal sources of cash available to the Company. The Company is a legal entity separate and distinct from the Bank and the Bank is subject to various statutory and regulatory restrictions on its ability to pay cash dividends to the Company. In addition, the Federal Reserve Board and the DFI have the authority to prohibit the Bank from paying dividends, if either of them deems payment of dividends by the Bank to be an unsafe or unsound practice. See “Dividend Policy—Restrictions on the Payment of Dividends.”

Additionally, the Federal Reserve Board has established guidelines with respect to the maintenance of appropriate levels of capital by banks and bank holding companies under its jurisdiction. Compliance with the standards set forth in those guidelines and the restrictions that are or may be imposed under the prompt corrective action provisions of federal law could limit the amount of dividends which the Bank or the Company may pay. See “—Capital Standards and Prompt Corrective Action” below in this Report. An insured depository institution, like the Bank, also is prohibited from paying management fees to any controlling persons or, with limited exceptions, paying dividends if, after the transaction, the institution would be undercapitalized.

Restrictions on Transactions between the Bank and the Company and its other Affiliates. The Bank is subject to restrictions imposed by federal law on any extensions of credit to, or the issuance of a guarantee or letter of credit on behalf of, the Company or any of its other subsidiaries; the purchase of, or investments in, Company stock or other Company securities and the taking of such securities as collateral for loans; and the purchase of assets from the Company or any of its other subsidiaries. Such restrictions prevent the Company and any of its subsidiaries from borrowing from the Bank unless the loans are secured by marketable obligations in designated amounts, and such secured loans and investments by the Bank to or in the Company or any of its subsidiaries are limited, individually, to 10% of the Bank’s capital and surplus (as defined by federal regulations) and, in the aggregate, to 20% of the Bank’s capital and surplus. California law also imposes restrictions with respect to transactions involving the Company and other persons deemed under that law to control the Bank. Additional restrictions on transactions with affiliates of the Company may be imposed on the Bank under the prompt corrective action provisions of federal law. See “—Capital Standards and Prompt Corrective Action.”

Capital Standards and Prompt Corrective Action

Capital Standards. The Federal Reserve Board and other federal bank regulatory agencies have adopted uniform risk-based minimum capital guidelines intended to require banking organizations to maintain capital at levels that reflect the degree of risk associated with the banking organization’s operations both for assets that are reported on the organization’s balance sheet, and for assets such as letters of credit and recourse arrangements which are recorded as off balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off balance sheet items are multiplied by one of several risk adjusted percentages, which range from 0% percent for assets with low credit risk, such as U.S. Treasury securities, to 100% for assets with relatively high credit risk, such as commercial loans.

These guidelines require banking organizations to maintain a ratio of qualifying total capital to risk-adjusted assets of at least 8% and a minimum ratio of Tier 1 capital to risk-adjusted assets of 4%. Tier 1 capital consists principally of common stock and non-redeemable preferred stock, retained earnings and, subject to certain limitations, trust preferred securities issued by a wholly-owned subsidiary of a bank holding company. In addition to the risk-based guidelines, federal banking regulators require banking organizations to maintain a ratio of Tier 1 capital to total average assets of 4%, which is referred to as the leverage ratio. However, for a banking organization to be rated by a bank regulatory agency above minimum capital requirements, the minimum leverage ratio of Tier 1 capital to total assets must be higher than 4% (see “Prompt Corrective Action and Other Enforcement Mechanisms” below). In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, federal and state banking regulatory agencies have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios, if any of those agencies believes that the quality of a bank’s assets, its liquidity or other risks faced by a bank are greater than those generally faced by most commercial banking organizations.

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

Each federal banking agency has promulgated regulations defining the following five categories in which an insured depository institution will be placed, based on its capital ratios:

•	well capitalized;

•	adequately capitalized;

•	undercapitalized;

•	significantly undercapitalized; and

•	critically undercapitalized.

However, an institution that, based upon its capital levels, is classified as well capitalized, adequately capitalized, or undercapitalized may be treated as though it were in the next lower capital category if its primary federal banking regulatory agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition or an unsafe or unsound practice warrants such treatment. At each successive lower capital category, an insured depository institution is subject to greater operating restrictions and increased regulatory supervision. The federal banking agencies, however, may not treat a significantly undercapitalized institution as critically undercapitalized unless its capital ratio actually warrants such treatment.

The table below sets forth, as of December 31, 2003, the capital ratios of the Company (on a consolidated basis) and the Bank and compares those capital ratios to the federally established capital requirements that must be met for a bank holding company or a bank to be deemed adequately capitalized and to be deemed a “well capitalized institution” under the prompt corrective action regulations described below:

At December 31, 2003	Actual	For Capital Adequacy Purposes	To be Classified as Well Capitalized
Total Capital to Risk Weighted Assets
Company	19.2%	At least 8.0%	At least 10.0%
Bank	11.3%	At least 8.0%	At least 10.0%
Tier I Capital to Risk Weighted Assets
Company	18.4%	At least 4.0%	At least 6.0%
Bank	10.5%	At least 4.0%	At least 6.0%
Tier I Capital to Average Assets
Company	14.0%	At least 4.0%	At least 5.0%
Bank	7.4%	At least 4.0%	At least 5.0%

As the table indicates, at December 31, 2003 the Company (on a consolidated basis) and the Bank exceeded the capital ratios required for classification as well capitalized institutions, under federally mandated capital standards and federally established prompt corrective action regulations.

Safety and Soundness Standards. In addition to measures taken under the prompt corrective action provisions, banking organizations may be subject to potential enforcement actions by the federal regulators for unsafe or unsound practices or for violating any law, rule, regulation, or any condition imposed in writing by its primary federal banking regulatory agency or any written agreement with that agency. The federal banking agencies have adopted guidelines designed to identify and address potential safety and soundness concerns that could, if not corrected, lead to a deterioration in the quality of a bank’s assets, liquidity or capital problems. Those guidelines set forth operational and managerial standards relating to such matters as:

•	internal controls, information systems and internal audit systems;

•	loan documentation;

•	credit underwriting;

•	asset growth;

•	earnings; and

•	compensation, fees and benefits.

In addition, federal banking agencies also have adopted safety and soundness guidelines with respect to asset quality and earnings standards. These guidelines provide six standards for establishing and maintaining a system to identify problem assets and prevent those assets from deteriorating. Under these standards, an insured depository institution is expected to:

•	conduct periodic asset quality reviews to identify problem assets, estimate the inherent losses in problem assets and establish reserves that are sufficient to absorb estimated losses;

•	compare problem asset totals to capital;

•	take appropriate corrective action to resolve problem assets;

•	consider the size and potential risks of material asset concentrations; and

•	provide periodic asset quality reports with adequate information for management and the board of directors to assess the level of asset risk.

These guidelines also establish standards for evaluating and monitoring earnings and for ensuring that earnings are sufficient for the maintenance of adequate capital and reserves.

FDIC Deposit Insurance

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

All FDIC-insured depository institutions also are required to pay an annual assessment for the payment of interest on bonds (known as “FICO Bonds”) that were issued by the Financing Corporation, a federally chartered corporation, to assist in the recovery of the savings and loan industry following the failure of numerous savings and loan institutions in the 1980s. Effective for the first quarter of 2004, the FDIC established the FICO assessment rate at approximately $0.0154 per $100 of assessable deposits of the insured banks. The FICO assessment rate for the fourth quarter of 2003, was approximately $0.0152 per $100 of assessable deposits of the insured banks. The FICO assessment rates are adjusted quarterly by the FDIC to reflect changes in the assessment bases of the FDIC’s insurance funds and, unlike the BIF assessments, do not vary on the basis of a bank’s capital or supervisory risk categories.

Interstate Banking and Branching

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

Community Reinvestment Act and Fair Lending Developments

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

A bank’s compliance with its Community Reinvestment Act obligations is based on a performance-based evaluation system which bases Community Reinvestment Act ratings on an institution’s lending service and investment performance. When a bank holding company applies for approval to acquire a bank or another bank holding company, the Federal Reserve Board will review the assessment of each subsidiary bank of the applicant bank holding company, and those records may be the basis for denying the application.

USA Patriot Act of 2001

In October, 2001, the USA Patriot Act of 2001 (the “Patriot Act”) was enacted into law in response to the terrorist attacks that took place in New York, Pennsylvania and Washington, D.C. on September 11, 2001. The Patriot Act is intended to strengthen U.S. law enforcement’s and the intelligence communities’ abilities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Act on financial institutions of all kinds is significant and wide ranging.

The Patriot Act contains sweeping anti-money laundering and financial transparency laws and required the adoption of various regulations that would:

•	require due diligence requirements for financial institutions that administer, maintain, or manage private bank accounts or correspondent accounts for non-U.S. persons;

•	establish standards for verifying customer identification at account opening;

•	set rules to promote cooperation among financial institutions, regulatory agencies and law enforcement entities in identifying parties that may be involved in terrorism or money laundering;

•	require the filing of reports with the Treasury Department’s Financial Crimes Enforcement Network for transactions exceeding $10,000; and

•	require the filing of suspicious activities reports if a financial institution believes a customer may be violating U.S. laws and regulations.

On July 23, 2002, the U.S. Treasury Department proposed regulations requiring institutions to incorporate a customer identification program into their written money laundering plans that would implement reasonable procedures for:

•	verifying the identity of any person seeking to open an account, to the extent reasonable and practicable;

•	maintaining records of the information used to verify the person’s identity; and

•	determining whether the person appears on any list of known or suspected terrorists or terrorist organizations.

California Privacy Laws

California has adopted laws designed to protect consumers’ privacy, many of which are more restrictive than federal privacy laws and the laws of most other states. On August 27, 2003, California enacted the California Financial Information Privacy Act (the “California Privacy Act”), which will take effect on July 1, 2004. The California Privacy Act places limits on the sharing of nonpublic personal information obtained from a California resident by a financial institution, but does not restrict sharing of information between a financial institution and its wholly-owned subsidiaries. Information covered by this Act includes:

•	information obtained in connection with making, servicing and collecting loans;

•	the very fact that an individual is a customer of the financial institution; and

•	information gathered through an internet banking web site.

Under the California Privacy Act, except to the extent necessary to complete a transaction requested by a customer and under other limited circumstances, financial institutions will be required to:

•	obtain an “opt-in” from customers prior to sharing nonpublic personal information with nonaffiliated third parties; and

•	notify customers annually of any sharing of nonpublic personal information with affiliated parties, and provide an “opt-out” election allowing customers to stop such sharing.

In addition, California has recently enacted legislation, that is applicable to all businesses conducting operations in California, that places restrictions on the disclosure and use of social security numbers and requires businesses that maintain computerized personal information to disclose to affected customers breaches in the security of such information.

These privacy provisions will affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors. We do not expect the federal privacy provisions, adopted pursuant to the Financial Services Modernization Act, to have a material impact on our financial condition or results of our operations. However, due to the fact that the California Privacy Act has only recently been adopted and will not become effective until mid-2004, we cannot yet determine what effect this Act will have on our operations or operating results.

Future Legislation and Regulatory Initiatives

In recent years, significant legislative proposals and reforms affecting the financial services industry have been discussed and evaluated by Congress and certain of these proposals, such as the Financial Services Modernization Act, have been enacted into law. It is likely that additional legislation will be considered by Congress that, if enacted, could have a significant impact on the operations of banks and bank holding companies, including the Company and the Bank.

Employees

As of December 31, 2003, we employed 131 persons on a full-time equivalent basis. None of our employees are covered by a collective bargaining agreement. We believe relations with our employees are good.

ITEM 2. Properties:

Set forth below is information regarding our six financial services centers and our headquarters offices. All of those offices are leased.

Location	Square Footage	Lease Expiration Date
Headquarters Offices and Internet Banking Facility:
Costa Mesa, California	21,000	May, 2009
Financial Centers:
Costa Mesa, California	3,000	June, 2009
Newport Beach, California	4,500	June, 2006
San Clemente, California	4,200	January, 2006
Beverly Hills, California	4,600	June, 2006
La Jolla, California	3,200	February, 2007
La Habra, California	6,000	January, 2008

PMB Securities Corp. leases 5,000 square feet of office space in Newport Beach, California in the same building where our Newport Beach financial center is located.

The Company continues to seek additional office space for new planned financial centers in Southern California as part of implementation of our strategic plan. See “BUSINESS — Our Business Strategy.”

ITEM 3. LEGAL PROCEEDINGS.

We are subject to legal actions that arise in the ordinary course of our business. At December 31, 2003, we had no pending legal proceedings that we believe would be material to our financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT.

The principal executive officers of the Bancorp and Bank are:

Name and Age	Position with Bancorp and the Bank
Raymond E. Dellerba, 56	President and Chief Executive Officer
Nancy Gray, 53	Executive Vice President and Chief Financial Officer

There is no family relationship between the above-named officers.

Raymond E. Dellerba has served as President, Chief Executive Officer and a Director of the Company and the Bank since the respective dates of their inception, which were January 2000 and November 1998, respectively. From February 1993 to June 1997, Mr. Dellerba served as the President, Chief Operating Officer and director of Eldorado Bank, and as Executive Vice President and a director of Eldorado Bancorp. Mr. Dellerba has more than 30 years of experience as banking executive, primarily in Southern California and in Arizona.

Nancy Gray, who is a certified public accountant, has been an Executive Vice President and the Chief Financial Officer of the Bancorp and the Bank since May 2002. Prior to that, Ms. Gray was Senior Vice President and Financial Executive of Bank of America from 1980 through 2001 in Southern California, Missouri, Georgia, and Texas.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Trading Market for the Company’s Shares.

Our common stock is traded on the Nasdaq National Market under the symbol “PMBC.” The following table presents the high and low sales prices for our common stock, as reported on the Nasdaq National Market during the calendar quarters indicated below:

	High	Low
Year Ending December 31, 2003
First Quarter	$7.99	$7.00
Second Quarter	$10.60	$7.30
Third Quarter	$10.00	$8.66
Fourth Quarter	$10.22	$8.70

Year Ended December 31, 2002
First Quarter	$9.70	$7.40
Second Quarter	$9.46	$6.95
Third Quarter	$7.65	$5.60
Fourth Quarter	$7.50	$6.60

The high and low sales price of our common stock on the Nasdaq National Market on March 9, 2004, was $11.15 and $10.86, respectively, per share. As of March 9, 2004 there were approximately 260 holders of record of our common stock.

Dividends

It is the current policy of the Board of Directors to retain earnings to support future growth and, therefore, there are no current plans to pay cash dividends. We intend to review that policy sometime during the next 12 to 24 months to determine whether to begin paying cash dividends on our common stock. However, any change in that policy will depend on our future earnings, capital requirements, regulatory policies and market conditions. As a result, there is no assurance that we will pay cash dividends in the foreseeable future. See “—Restrictions on the Payment of Dividends” below.

Restrictions on the Payment of Dividends

The principal source of funds available to us to pay cash dividends is expected to be cash dividends from the Bank, at least until such time, if any, as we may acquire or develop other businesses. Therefore, government regulations, including the laws of the State of California, as they pertain to the payment of cash dividends by California state chartered banks, limit the amount of funds that would be available to us to pay cash dividends in the future. In particular, California law places a statutory restriction on the amounts of cash dividends a bank may pay to its shareholders. Under that law, cash dividends by a California state chartered bank may not exceed, in any calendar year, the lesser of (i) net income of the bank for the year and retained net income from the preceding two years (after deducting all dividends paid during the period), or (ii) the bank’s retained earnings. At December 31, 2003, the Bank’s retained earnings totaled approximately $3.9 million.

Additionally, because the payment of cash dividends has the effect of reducing capital, capital requirements imposed on bank holding companies and commercial banks often operate, as a practical matter, to preclude the payment, or limit the amount of, cash dividends otherwise permitted by California law; and the federal bank regulatory agencies, as part of their supervisory powers, generally require insured banks to adopt dividend policies which limit the payment of cash dividends much more strictly than do applicable state laws.

Section 23(a) of the Federal Reserve Act restricts any bank subsidiary of a bank holding company, such as the Company, from extending credit to its bank holding company unless the loans are secured by specified obligations and limits the amount of such loans to an aggregate of no more than 10% of the bank subsidiary’s capital and retained earnings. We do not have any present intention to obtain any borrowings from the Bank. See “BUSINESS—Supervision and Regulation.”

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The selected operating statement data set forth below for the fiscal years ended December 31, 2003, 2002 and 2001, and the selected balance sheet data as of December 31, 2003 and 2002, are derived from consolidated financial statements of the Company audited by Grant Thornton LLP, independent certified public accountants. Those consolidated financial statements, together with the notes thereto, included in Item 8 of this Report should be read in conjunction with those consolidated financial statements and also with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of this Report. The selected operating data for the year ended December 31, 2000 and the selected balance sheet data as of December 31, 2001 and 2000, are derived from consolidated financial statements audited by Grant Thornton LLP, which are not included in this Report. The selected operating data for the year ended December 31, 1999 and the selected balance sheet data as of December 31, 1999, which are not included in this Report, are derived from consolidated financial statements audited by Arthur Andersen LLP.

	Year Ended December 31,
	2003	2002	2001	2000	1999(1)
	(Dollars in thousands except for per share information)
Selected Statement of Operations Data:
Total interest income	$25,554	$18,351	$12,230	$9,600		$2,100
Total interest expense	11,014	6,307	3,658	3,487		880

Net interest income	14,540	12,044	8,572	6,113		1,220
Provision for loan losses	1,515	755	550	400		750

Net interest income after provision for loan losses	13,025	11,289	8,022	5,713		470
Noninterest income	7,656	6,096	3,426	994		94
Noninterest expense	17,439	14,825	10,157	6,580		3,314

Income (loss) before income taxes	3,242	2,560	1,291	127		(2,750)
Income tax expense (benefit)	1,160	1,044	(534)	—		—

Net income (loss)	$2,082	$1,516	$1,825	$127		$(2,750)

Per share data:
Net income (loss) per share—basic	$0.31	$0.24	$0.29	$0.02		$(1.12)

Net income (loss) per share—diluted	$0.30	$0.23	$0.28	$0.02		$(1.12)

Weighted average shares outstanding
Basic	6,578,603	6,377,642	6,337,213	5,098,796		2,466,114 (1)
Diluted(2)	6,866,170	6,536,856	6,498,482	5,198,442		2,466,114 (1)
Selected Balance Sheet Data:
Cash and cash equivalents(3)	$59,785	$31,195	$35,117	$47,588		$38,498
Total loans(4)	351,071	221,999	147,765	98,345		47,043
Total assets	723,962	573,935	266,434	162,617		91,165
Total deposits	495,334	422,642	211,462	124,287		74,500
Trust preferred securities	17,000	17,000	—	—		—
Total shareholders’ equity	70,170	38,969	36,678	34,689		16,018
Book Value per Share	$7.10	$5.99	$5.76	$5.48	$	N/M

(1)	The Company began operations as of March 1, 1999. Per share data and the number of shares outstanding in fiscal 1999 have been retroactively adjusted for a 2-for-1 stock split effectuated on April 14, 2000.

(2)	Basic weighted average shares outstanding were used in the computation of fully diluted loss per share in the year ended 1999, because the inclusion of options in that computation would have been anti-dilutive.

(3)	Cash and cash equivalents include cash and due from other banks and federal funds sold.

(4)	Net of allowance for loan losses and excluding mortgage loans held for sale.

	December 31,
	2003	2002	2001	2000	1999
Selected Financial Ratios:
Return on average assets	0.33%	0.40%	0.94%	0.10%	(7.37)%
Return on average equity	5.33%	4.00%	5.11%	0.49%	(33.12)%
Ratio of average equity to average assets	6.17%	9.94%	18.42%	19.45%	22.26%

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Background

The following discussion presents information about our consolidated results of operations, financial condition, liquidity and capital resources and should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Report.

Substantially all of our operations are conducted by the Bank, and the Bank accounts for substantially all of our consolidated revenues and operating costs. The Bank was incorporated in 1998 and began operations in 1999. The Company was incorporated in January 2000 for the purpose of becoming a holding company for and acquiring all of the outstanding shares of the Bank, which occurred in June 2000. Prior to the acquisition of the Bank, the Company conducted no business operations and, as a result, for accounting purposes the Company’s inception and commencement of its operations are deemed to be the inception of the Bank in 1998 and the commencement of its operations in 1999, respectively.

Forward Looking Information. This discussion contains information regarding operating trends and our beliefs and expectations regarding our future financial performance and future financial condition (which is referred to as “forward looking information”). That information is subject to the uncertainties and risks described below in this Section of this Report under the caption “Uncertainties and Risks That Could Affect Our Future Financial Performance.”

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and general practices in the banking industry. The accounting policies we follow in determining the sufficiency of our allowance for loan losses and the fair value of derivative financial instruments involve judgments and assumptions which can have a material impact on the carrying value of our loans and those financial instruments, respectively and, as a result, we consider these accounting policies to be critical accounting policies.

Allowance for Loan Losses. In determining the adequacy of the allowance for loan losses, we use historical loss factors, adjusted for current trends and other economic indicators, to determine the inherent losses that may be present in our loan portfolio. Actual loan losses could be greater than that predicted by those loss factors and our assessments of current trends and conditions. In such an event, we would be required to increase the allowance for loan losses by means of a charge to income referred to in our financial statements as the “provision for loan losses.” Such an increase would reduce the carrying value of our loans on our balance sheet, and the additional provision for loan losses taken to increase that allowance would reduce our income, in the period when it is determined that an increase in the allowance for loan losses is necessary. See “—Provision for Loan Losses” and “—Allowance for Loan Losses” below.

Derivative Financial Instruments. The derivative financial instruments that we enter into consist primarily of interest rate lock commitments that are designed to hedge mortgage loans held for sale and mortgage loan funding commitments. At December 31, 2003, approximately $19 million of mortgage loans held for sale and $13 million of mortgage loan commitments were hedged. We estimate the fair value of mortgage loans held for sale and mortgage loan funding commitments based on period end market interest rates obtained from various mortgage investors. If the fair values of the mortgage loans held for sale or of the mortgage loan funding commitments were to decline below those estimated values, we would be required to reduce the carrying values of the loans held for sale and mortgage loan commitments on our statement of financial condition and, correspondingly, reduce our noninterest income.

Overview of Fiscal 2003 Operating Results

The following table sets forth information regarding the interest income that we generated, the interest expense that we incurred, our net interest income and our net income and net income per share in the years ended December 31, 2003, 2002 and 2001.

	Year Ended December 31,
	2003		2002		2001
	Amount	Percent Change	Amount	Percent Change	Amount
	(Dollars in thousands except per share data)
Interest income	$25,554	39.3%	$18,351	50.0%	$12,230
Interest expense	11,014	74.6%	6,307	72.4%	3,658
Net interest income	14,540	20.7%	12,044	40.5%	8,572
Net income	$2,082	37.3%	$1,516	(16.9)%	$1,825
Net income per share—diluted	$0.30	30.4%	$0.23	(17.9)%	$0.28

The increase in net income in 2003 as compared to 2002 was primarily attributable to:

•	Increase in Net Interest Income. An increase in net interest income of $2.5 million, or 21%, in fiscal 2003, primarily as a result of increases in the volume of interest earning assets, including a $96 million, or 45%, increase in our average volume of outstanding loans (inclusive of mortgages held for sale), and an increase of $143 million in the average volume of securities available for sale, during fiscal 2003 over fiscal 2002.

•	Increase in Noninterest Income. An increase of $1.6 million, or 26%, in noninterest income, to $7.7 million in fiscal 2003 from $6.1 million in the corresponding period of fiscal 2002, primarily as a result of a substantial increase in mortgage loan originations.

•	Improvement in Efficiency Ratio. A slowing in the rate of growth of noninterest expense which contributed to an improvement in our efficiency ratio (noninterest expense expressed as a percentage of the sum of net interest income and noninterest income) to 79% in fiscal 2003 from 82% in fiscal 2002.

Fiscal 2002 Compared to Fiscal 2001. Although net income and income per share declined in 2002 as compared to 2001, that decline was attributable to the fact that in 2002 we made a provision for income taxes of $1.0 million; whereas in 2001 operating results benefited from a $534,000 tax benefit for the year. Consequently, pre-tax income actually doubled in fiscal 2002 to nearly $2.6 million from $1.3 million in fiscal 2001, primarily as a result of:

•	Increase in Net Interest Income. An increase in net interest income of nearly $3.5 million, or approximately 41%, to $12.0 million in fiscal 2002 from $8.6 million in fiscal 2001, which was primarily attributable to a 49% increase in the average volume of outstanding loans to $216 million in fiscal 2002 from $144 million in fiscal 2001, as fiscal 2002 included, for the first time, a full year of operations of our Costa Mesa and Beverly Hills financial centers that were opened in mid-2001 and seven months of operations of our La Jolla financial center; and

•	Increase in Noninterest Income. An increase in noninterest income of $2.7 million, or 79%, to $6.1 million in fiscal 2002 from $3.4 million in fiscal 2001 due largely to an increase in residential mortgage originations by our mortgage loan division that was attributable primarily to declining mortgage interest rates.

Set forth below are certain key financial performance ratios and other financial data for the periods indicated:

	Year Ended December 31,
	2003	2002	2001
Return on average assets	0.33%	0.40%	0.94%
Return on average shareholders’ equity	5.33%	4.00%	5.11%
Ratio of average equity to average assets	6.17%	9.94%	18.42%
Net interest margin	2.42%	3.38%	4.66%

Results of Operations

Net Interest Income

One of the principal determinants of a bank’s income is net interest income, which is the difference between (i) the interest that a bank earns on loans, investment securities and other interest earning assets, on the one hand, and (ii) its interest expense, which consists primarily of the interest it must pay to attract and retain deposits and the interest that it pays on other interest-bearing liabilities, on the other hand. A bank’s interest income and interest expense are, in turn, affected by a number of factors, some of which are outside of its control, including national and local economic conditions and the monetary policies of the Board of Governors of the Federal Reserve (the “Federal Reserve Board” or the “FRB”), which affect interest rates, the demand for loans, and the ability of borrowers to meet their loan payment obligations. Net interest income, when expressed as a percentage of total average interest earning assets, is a banking organization’s “net interest margin.”

Fiscal 2003 Compared to Fiscal 2002. In fiscal 2003, net interest income increased by $2.5 million, or 21%, to $14.5 million, from $12.0 million in fiscal of 2002, primarily as a result of a $7.2 million, or 39%, increase in interest income that more than offset a $4.7 million, or 75% increase in interest expense. The increase in interest income was primarily attributable to an increase in the volume of interest earning assets during 2003, including a $96 million increase in the average volume of outstanding loans (including mortgages held for sale) and a $143 million increase in the average volume of securities available for sale during fiscal 2003 over the corresponding fiscal 2002. Those volume related increases in interest earning assets, which enabled us to offset to a significant extent the impact of declining interest rates on our interest income, were funded primarily by the increase in deposits and in borrowings we obtained from the Federal Home Loan Bank and a shift of funds out of lower yielding federal funds sold during fiscal 2003.

The increase in interest expense in fiscal 2003 over fiscal 2002 was due primarily to a $147 million increase in the average volume of interest-bearing deposits at the Bank, a $62 million increase in the average volume of Federal Home Loan Bank borrowings, and interest paid on the $17 million of trust preferred securities issued during the second half of 2002, which more than offset the effect on interest expense of declining market rates in 2003.

Our net interest margin for fiscal 2003 declined to 2.42% from 3.38% in fiscal 2002. This decline was due to further decreases in market rates of interest, primarily as a result of the reductions in the prime lending rates during 2002 and 2003, and an acceleration in fiscal 2003 of premium amortization on mortgage-backed securities in our investment portfolio, which resulted in a $1.3 million rate related decrease in interest earned on securities available for sale during the year.

Fiscal 2002 Compared to Fiscal 2001. In 2002, we generated net interest income of $12.0 million as compared to $8.6 million in 2001. This increase was largely attributable to an increase in interest income of $6.1 million in 2002 as compared to 2001, which more than offset the increase in our interest expense in the same period of $2.6 million. The increase in interest income in 2002 was largely attributable to (i) an increase of $89 million in the average volume of securities available for sale and stock owned for the year, which generated $3.5 million of additional interest income, and (ii) an increase of $71 million in our average loans outstanding for the year, which generated $3.2 million of additional interest income for the year ended December 31, 2002 as compared to 2001. The volume increases in our interest earning assets in 2002 were funded primarily by an increase in deposits and in borrowings we obtained from the Federal Home Loan Bank and a shift of funds out of lower yielding federal funds sold. The increase in interest expense in fiscal 2002 as compared to fiscal 2001 was primarily attributable to an increase of $99 million in our average interest-bearing deposits, which was partially offset by declining rates of interest that we paid on those deposits and other interest-bearing liabilities from 3.57% in 2001 to 2.66% in 2002.

Information Regarding Average Assets and Average Liabilities

The following tables set forth information regarding our average balance sheet, yields on interest earning assets, interest expense on interest-bearing liabilities, the interest rate spread and the interest rate margin for the years ended December 31, 2003, 2002, and 2001. Average balances are calculated based on average daily balances.

	Year Ended December 31,
	2003			2002
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest earning assets:
Short-term investments	$47,004	$533	1.13%	$42,332	$746	1.76%
Securities available for sale and stock	241,595	7,127	2.95%	98,534	3,989	4.05%
Loans	311,964	17,894	5.74%	215,701	13,616	6.31%

Total earning assets	600,563	25,554	4.26%	356,567	18,351	5.15%
Noninterest earning assets	32,537			24,712

Total Assets	$633,100			$381,279

Interest-bearing liabilities:
Interest-bearing checking accounts	$13,248	69	0.52%	$8,517	87	1.02%
Money market and savings accounts	110,609	1,368	1.24%	75,038	1,337	1.78%
Certificates of deposit	220,629	6,348	2.88%	113,487	3,708	3.27%
Other borrowings	97,719	2,381	2.44%	34,087	828	2.43%
Trust preferred securities	17,000	848	4.99%	6,189	347	5.61%

Total interest-bearing liabilities	459,205	11,014	2.40%	237,318	6,307	2.66%

Noninterest-bearing liabilities	134,812			106,069

Total Liabilities	594,017			343,387
Shareholders’ equity	39,083			37,892

Total Liabilities and Shareholders’ Equity	$633,100			$381,279

Net interest income		$14,540			$12,044

Interest rate spread			1.86%			2.49%

Net interest margin			2.42%			3.38%

	Year Ended December 31, 2001
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest earning assets:
Short-term investments	$30,353	$1,357	4.47%
Securities available for sale and stock	9,205	494	5.37%
Loans	144,340	10,379	7.19%

Total earning assets	183,898	12,230	6.65%
Noninterest earning assets	10,108

Total Assets	$194,006

Interest-bearing liabilities:
Interest-bearing checking accounts	$6,374	91	1.43%
Money market and savings accounts	54,436	1,702	3.13%
Certificates of deposit	37,068	1,715	4.63%
Other borrowings	4,604	150	3.27%
Trust preferred securities	—	—	—%

Total interest-bearing liabilities	102,482	3,658	3.57%

Noninterest-bearing liabilities	55,792

Total Liabilities	158,274
Shareholders’ equity	35,732

Total Liabilities and Shareholders’ Equity	$194,006

Net interest income		$8,572

Interest rate spread			3.08%

Net interest margin			4.66%

The following table set forth changes in interest income, including loan fees, and interest paid in each of the years ended December 31, 2003, as compared to 2002 and 2002 compared to 2001 and the extent to which those changes were attributable to changes in the volume and rates of interest earning assets and in the volume and rates of interest-bearing liabilities.

Changes in interest earned and interest paid due to both rate and volume have been allocated to the change due to volume and the change due to rate in proportion to the relationship of the absolute dollar amounts of the changes in each.

	2003 Compared to 2002 Increase (decrease) due to:			2002 Compared to 2001 Increase (decrease) due to:
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)
Interest income:
Short-term investments	$75	$(288)	$(213)	$408	$(1,019)	$(611)
Securities available for sale and stock	4,468	(1,330)	3,138	3,646	(151)	3,495
Loans	5,616	(1,338)	4,278	4,629	(1,392)	3,237

Total earning assets	10,159	(2,956)	7,203	8,683	(2,562)	6,121
Interest expense:
Interest-bearing checking accounts	36	(54)	(18)	26	(30)	(4)
Money market and savings accounts	516	(485)	31	514	(879)	(365)
Certificates of deposit	3,130	(490)	2,640	2,627	(634)	1,993
Other borrowings	1,550	3	1,553	693	(15)	678
Trust preferred securities	543	(42)	501	347	—	347

Total interest-bearing liabilities	5,775	(1,068)	4,707	4,207	(1,558)	2,649

Net interest income	$4,384	$(1,888)	$2,496	$4,476	$(1,004)	$3,472

Our net interest income improved by $2.5 million in fiscal 2003 as compared to fiscal 2002. This improvement was the result of a $4.4 million increase in the volume variance offset by a $1.9 million decrease in the rate variance.

The $4.4 million increase in the volume variance was attributable to an increase in average earning assets of $244 million offset by an increase in average interest bearing liabilities of $222 million at December 31, 2003 as compared to December 31, 2002.

The decline in the rate variance of $1.9 million is related to our net interest margin decreasing in 2003 to 2.42% from 3.38% in 2002, primarily as a result of the impact on interest rates of the Federal Reserve Board’s monetary policy and the slowness in the economy, which adversely affected the yields on average earning assets.

The rate on earning assets declined by 89 basis points, from 5.15% in fiscal 2002, to 4.26% in fiscal 2003, as compared to an improvement in the rate paid on interest bearing liabilities by 25 basis points from 2.66% in fiscal 2002, to 2.40% in fiscal 2003 thus compressing the net interest margins in 2003.

The Company’s net interest income improved by $3.5 million in fiscal 2002 as compared to fiscal 2001. The volume variance was an increase of $4.5 million, while the rate variance decreased by $1.0 million. The decrease in the rate variance of $1.0 million represented the decline in net interest margin to 3.38% in 2002 from 4.66% in 2001 primarily as a result of the impact of the Federal Reserve Board’s monetary policy and slowdown of the economy after September 11, 2001.

Provision for Loan Losses

Like virtually all banks and other financial institutions, we follow the practice of maintaining a reserve or allowance (the “Allowance”) for possible losses on loans that occur from time to time as an incidental part of the banking business. When it is determined that the payment in full of a loan has become unlikely, the carrying value of the loan is reduced to what management believes is its realizable value. This reduction, which is referred to as a loan “charge-off,” or “write-down” is charged against that Allowance. The amount of the Allowance for Loan Losses is increased periodically (i) to replenish the Allowance after it has been reduced due to loan charge-offs, (ii) to reflect changes in the volume of outstanding loans, and (iii) to take account of changes in the risk of potential losses due to a deterioration in the condition of borrowers or in the value of property securing non–performing loans or changes in economic conditions. See “—Financial Condition—Allowance for Loan Losses and Nonperforming Loans” below in this Section of this Report. Increases in the Allowance for Loan Losses are made through a charge, recorded as an expense in the statement of operations referred to as the “provision for loan losses.” Recoveries of loans previously charged-off are added back to and, therefore, have the effect of increasing, the Allowance for Loan Losses.

Although we employ economic models that are based on bank regulatory guidelines and industry standards to evaluate and determine the sufficiency of the Allowance for Loan Losses and, thereby, the amount of the provisions required to be made for potential loan losses, those determinations involve judgments or trends in current economic conditions and other events that can affect the ability of borrowers to meet their loan obligations. Future economic conditions are subject to a number of uncertainties, some of which are outside of our ability to control. See the discussion below in this Section under the caption “Risks and Uncertainties that could Affect our Future Financial Performance—We could incur losses on the loans we make.” In the event of unexpected subsequent events or changes in circumstances, it could become necessary in the future to incur additional charges to increase the Allowance for Loan Losses, which would have the effect of reducing our income or which might cause us to incur losses.

In addition, the Federal Reserve Board and the California Department of Financial Institutions, as an integral part of their examination processes, periodically review the Bank’s Allowance for Loan Losses. These agencies may require the Bank to make additional provisions, over and above those made by management.

The following table sets forth the changes in the allowance for loan losses for the years ended December 31, 2003 and December 31, 2002.

	Year Ended December 31,
	2003	2002
	(Dollars in thousands)
Total gross loans outstanding at end of period(1)	$355,014	$224,434

Average total loans outstanding for the period(1)	$264,390	$172,964

Allowance for loan losses at beginning of period	$2,435	$1,696
Loans charged off	(7)	(16)
Recoveries	—	—
Provision for loan losses charges to operating expense	1,515	755

Allowance for loan losses at end of period	$3,943	$2,435

Allowance for loan losses as a percentage of average total loans	1.49%	1.41%
Allowance for loan losses as a percentage of total outstanding loans at end of period	1.11%	1.09%
Net charge-offs as a percentage of average total loans	—	—
Net charge-offs as a percentage of total loans outstanding at end of period	—	—
Net loans charged-off to allowance for loan losses	0.18%	0.66%
Net loans charged-off to provision for loan losses	0.46%	2.12%

(1)	Includes net deferred loan costs and excludes loans held for sale.

The increase in the provision for loan losses in 2003 to $1.5 million from $755,000 in 2002 was made primarily in response to the growth in the volume of our outstanding loans and, to a much lesser extent, to an increase in nonperforming loans. At December 31, 2003, the Allowance for Loan Losses represented 1.11% of our gross loans, as compared to 1.09% of gross loans outstanding at December 31, 2002 (in each case, excluding loans held for sale). During the year ended December 31, 2002, we made provisions for loan losses of $755,000 as compared to $550,000 for 2001 in response to the growth in the volume of our outstanding loans during 2002.

Noninterest Income

Noninterest income consists primarily of mortgage banking income (which includes loan origination and processing fees and service released premiums) and net gains on sales of loans held for sale, which are generated by our mortgage loan division. That division, which we established during fiscal 2001, originates conforming and non-conforming, agency quality, residential first and home equity mortgage loans.

The volume of residential mortgage refinancings is subject to significant fluctuations as interest rates change. Therefore, changes in interest rates can impact our loan origination and processing fees and yield spread premiums. For example, the decline in mortgage rates which has occurred over the past two years resulted in increased demand for mortgage loan refinancings. Conversely, a constant or increasing interest rate environment would generally cause a decline in loan refinancings and, therefore, corresponding declines in the volume of mortgage loan originations and in the income that the mortgage banking division would be able to generate. We seek to manage the impact of changes in interest rates by seeking to originate mortgages for home purchases which are not as interest rate sensitive as mortgage loan refinancings. Mortgage loans for home purchases accounted for approximately 13% of our mortgage loans fundings in the year ended December 31, 2003 and approximately 20% of our mortgage loan fundings in the year ended December 31, 2002.

The following table identifies the components of and the percentage changes in noninterest income in 2003, as compared to 2002.

	Year Ended December 31,
	2003		2002		2001
	Amount	Percent Change	Amount	Percent Change
	(Dollars in thousands)
Mortgage banking (including net gains on sales of loans held for Sale)	$5,421	14.3%	$4,741	74.6%	$2,716
Service charges and fees	628	217.2%	198	(12.8)%	227
Net gains on sales of securities available for sale	739	147.2%	299	N/M	—
Net gains on sales of loans	—	N/M	35	N/M	—
ACH fee income	135	(28.9)%	190	N/M	—
Other	733	15.8%	633	31.1%	483

Total noninterest income	$7,656	25.6%	$6,096	77.9%	$3,426

The $1.6 million, or 25.6%, increase in noninterest income in 2003, over 2002 was primarily attributable to (i) substantial increases in mortgage loan refinancing prompted by declining market rates of interest, (ii) net gains of $739,000 in 2003 from sales of $144 million principal amount of securities available for sale made to reposition our securities portfolio in response to changes in market interest rates, and (iii) an increase in service charges and fees, primarily on deposit transactions, which was attributable to the growth in the volume of our deposits in 2003.

Noninterest income increased by $2.7 million, or 78%, in 2002, over 2001 primarily as a result of increases in the volume of mortgage loan originations and the fact that the mortgage banking division was first established in 2001.

Noninterest Expense

The following table sets forth the principal components of noninterest expense and the amounts thereof, incurred in the years ended December 31, 2003, 2002, and 2001, respectively.

	Year Ended December 31,
	2003 Amount	Percent Change	2002 Amount	Percent Change	2001 Amount
	(Dollars in thousands)
Salaries and employee benefits	$9,899	27.4%	$7,771	65.3%	$4,700
Occupancy	1,780	8.8%	1,636	45.0%	1,128
Equipment and depreciation	1,326	3.9%	1,276	54.7%	825
Data processing	630	57.5%	400	34.2%	298
Professional fees	725	—%	725	74.3%	416
Other loan related	386	6.6%	362	4.0%	348
Operating losses(1)	(126)	(306.6)	61	(91.9)%	750
Advertising, promotion, and development	140	(27.5)%	193	(11.9)%	219
Stationery and supplies	357	(6.5)%	382	62.6%	235
Other operating expense(2)	2,322	15.0%	2,019	63.1%	1,238

Total noninterest expense	$17,439	17.6%	$14,825	46.0%	$10,157

(1)	Operating losses in 2002 and 2001 were the result of provisions made to create a reserve for possible credit card refund claims in the Bank’s merchant processing department. In 2003, the remaining reserve was reduced by $166,000 to $20,000 based on an estimate of the remaining risk of losses from such claims.

(2)	Other operating expense primarily consists of telephone, courier charges, insurance premiums, postage, customer expenses, and correspondent bank fees.

As indicated in the table above, salaries and employee benefits constitute the largest components of noninterest expense. The increase in salaries and employee expenses in 2003, which accounted for 81% of the increase in noninterest expense in 2003, was primarily attributable to the expansion of the financial centers that we established in 2002 and an expansion of our mortgage lending division to take advantage of increased mortgage refinancing demand in 2003.

The increases in salary and employee benefit, occupancy, equipment and depreciation and data processing expenses in 2002 were primarily attributable to (i) the opening of a new financial center in La Jolla, California and a new loan production office in La Habra, California and, to a much lesser extent, the commencement of operations of a new securities brokerage subsidiary in 2002, and (ii) a full year of operations of two new financial centers in Costa Mesa and Beverly Hills, California and the establishment of our new headquarters offices in Costa Mesa, which took place in the second and third quarters of 2001. Also contributing to the increase in noninterest expense in 2002 were professional fees and related expenses incurred in connection with credit card refund claims in the Bank’s merchant processing department.

Our ability to control noninterest expense in relation to the level of net revenue (net interest income plus noninterest income) can be measured in terms of noninterest expenses as a percentage of net revenue. This is known as the efficiency ratio and indicates the percentage of revenue that is used to cover expenses. In the year ended December 31, 2003, our efficiency ratio improved to 79% from 82% for the year ended December 31, 2002. In 2002, our efficiency ratio was 82%, as compared to 85% for 2001. These decreases indicated that a proportionately smaller amount of net revenue was needed to cover noninterest expenses arising from our day-to-day operations.

Financial Condition

Assets

Our total consolidated assets increased by $150 million, or 26%, to $724 million at December 31, 2003 from $574 million at December 31, 2002. That increase was funded by increases in deposits and borrowings which were used primarily to fund loans and purchases of investment securities and to sell federal funds to other banks.

The following table sets forth the interest earning assets at December 31:

	2003	2002
	(Dollars in thousands)
Federal funds sold	$36,000	$5,000
Interest-bearing deposits with financial institutions	605	1,488
Securities available for sale, at fair value	273,995	247,218
Loans (net of allowances of $3,943 and $2,435, respectively)	351,071	221,999

Investment Policy and Securities Available for Sale

Our investment policy is designed to provide for our liquidity needs and to generate a favorable return on investments without undue interest rate risk, credit risk or asset concentrations. That policy:

•	authorizes us to invest in obligations issued or fully guaranteed by the United States Government, certain federal agency obligations, time deposits issued by federally insured depository institutions, municipal securities and in federal funds sold;

•	provides that the weighted average maturities of U.S. Government obligations and federal agency securities cannot exceed 10 years and municipal obligations cannot exceed 12 years;

•	provides that time deposits must be placed with federally insured financial institutions, cannot exceed $100,000 in any one institution and may not have a maturity exceeding 60 months; and

•	prohibits engaging in securities trading activities.

Securities available for sale are those that we intend to hold for an indefinite period of time, but which may be sold in response to changes in liquidity needs, changes in interest rates, changes in prepayment risks or other similar factors. Such securities are recorded at fair value. Any unrealized gains and losses are reported as “Other Comprehensive Income (Loss)” rather than included in or deducted from earnings. The following is a summary of the major components of securities available for sale and a comparison of the amortized cost, estimated fair values and gross unrealized gains and losses as of December 31, 2003 and December 31, 2002:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(Dollars in thousands)
December 31, 2003
Securities Available For Sale:
U.S. Agencies and Mortgage Backed Securities	$235,795	$239	$2,236	$233,798
Collateralized Mortgage Obligations	20,628	54	131	20,551

Total Government and Agencies Securities	256,423	293	2,367	254,349

Fannie Mae Trust Preferred Stock	20,000	—	354	19,646

Total Securities Available For Sale	$276,423	$293	$2,721	$273,995

December 31, 2002
Securities Available For Sale:
U.S. Agencies and Mortgage Backed Securities	$223,101	$1,233	$250	$224,084
U.S. Treasury Securities	2,014	40	—	2,054
Collateralized Mortgage Obligations	6,013	17	41	5,989

Total Government and Agencies Securities	231,128	1,290	291	232,127
Fannie Mae Trust Preferred Stock	15,000	91	—	15,091

Total Securities Available For Sale	$246,128	$1,381	$291	$247,218

At December 31, 2003, U.S. Agencies and Mortgage Backed securities, U.S. Government agency securities and collateralized mortgage obligations with an aggregate fair market value of $119 million were pledged to secure Federal Home Loan Bank advances, repurchase agreements, local agency deposits, and Treasury, tax and loan accounts.

The amortized cost and estimated fair value at December 31, 2003, of securities available for sale, are shown by contractual maturities and historical prepayments based on the prior three months of principal payments as shown in the following table. Expected maturities will differ from contractual maturities and historical prepayments, particularly with respect to collateralized mortgage obligations, because borrowers may react to interest rate market conditions differently than the historical prepayment rates.

	Maturing in
	One year or less	Over one year through five years	Over five years through ten years	Over ten years	Total
	(Dollars in thousands)
Securities available for sale, amortized cost	$89,299	$115,600	$56,084	$15,440	$276,423
Securities available for sale, estimated fair value	88,599	114,431	55,707	15,258	273,995
Weighted average yield	2.88%	3.42%	3.68%	3.95%	3.33%

Loans Held for Sale

Loans held for sale in the secondary market, which consist primarily of mortgage loans, totaled $19 million at December 31, 2003, down from $57 million at December 31, 2002. The decrease at December 31, 2003 was attributable primarily to a decrease in mortgage loan refinancings that was fueled by an increase in the mortgage rates of interest during the last six months of 2003. Loans held for sale are carried at the lower of cost or estimated fair value in the aggregate except for those that are designated as fair value hedges, which are carried at fair value. There were $19 million of loans held for sale designated as fair value hedges at December 31, 2003, and there were no ineffective hedges. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income. As of December 31, 2003, the Bank recognized approximately $22,000 in net unrealized gains related to these loans held for sale and unfunded commitments to make such loans.

Loans

The following table sets forth the composition, by loan category, of our loan portfolio at December 31, 2003 and 2002:

	December 31,
	2003		2002
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans	$224,787	63.3%	$135,425	60.3%
Commercial loans	103,363	29.1%	78,976	35.2%
Construction loans	17,559	4.9%	3,325	1.5%
Consumer loans	9,551	2.7%	6,695	3.0%

Gross loans	355,260	100.0%	224,421	100.0%

Deferred fee (income) costs, net	(246)		13
Allowance for loan losses	(3,943)		(2,435)

Loans, net	$351,071		$221,999

Commercial loans are loans to businesses to finance capital purchases or improvements, or to provide cash flow for operations. Real estate loans are loans secured by trust deeds on real property, including commercial property and single family and multi-family residences. Construction loans are interim loans to finance specific construction projects. Consumer loans include installment loans to consumers. For additional information regarding the loan portfolio, see “BUSINESSES—Our Commercial Banking Operations—Loan Products” in Part I of this Report.

The following tables set forth the maturity distribution of our loan portfolio (excluding consumer loans and mortgage loans held for sale) at December 31, 2003 and December 31, 2002:

	December 31, 2003
	One Year Or Less	Over One Year Through Five Years	Over Five Years	Total
	(In thousands)
Real estate and construction loans(1)
Floating rate	$29,591	$22,333	$87,847	$139,771
Fixed rate	—	5,835	12,394	18,229
Commercial loans
Floating rate	52,778	23,357	8,172	84,307
Fixed rate	7,064	10,580	1,412	19,056

Total	$89,433	$62,105	$109,825	$261,363

(1)	Does not include mortgage loans on single and multi-family residences, which totaled $84,346 at December 31, 2003.

	December 31, 2002
	One Year Or Less	Over One Year Through Five Years	Over Five Years	Total
	(In thousands)
Real estate and construction loans(1)
Floating rate	$8,579	$10,131	$54,338	$73,048
Fixed rate	975	2,505	4,694	8,174
Commercial loans
Floating rate	42,413	11,839	4,919	59,171
Fixed rate	9,407	8,922	1,476	19,805

Total	$61,374	$33,397	$65,427	$160,198

(1)	Does not include mortgage loans on single and multi-family residences, which totaled $57,528 at December 31, 2002.

Allowance for Loan Losses and Nonperforming Loans

Allowance for Loan Losses. The allowance for loan losses (the “Allowance”) at December 31, 2003 was $3.9 million, which represented about 1.11% of the loans then outstanding at December 31, 2003, as compared to $2.4 million, or 1.09%, of the loans outstanding at December 31, 2002, in each case exclusive of loans held for sale. We carefully monitor changing economic conditions, the loan portfolio by category, the financial condition of borrowers, the history of the loan portfolio, and we follow bank regulatory guidelines in determining the adequacy of the allowance for loan losses. We believe that the allowance for loan losses at December 31, 2003 is adequate to provide for losses inherent in the portfolio. However, as the volume of loans increases, additional provisions for loan losses will be required to maintain the Allowance at adequate levels. Additionally, the Allowance was established on the basis of estimates and judgments regarding such matters as economic conditions and trends and the condition of borrowers, historical industry loan loss data and regulatory guidelines, and actual loan losses in the future may vary from the losses predicted on the basis of those estimates, judgments and guidelines. Therefore, if economic conditions were to deteriorate, or interest rates were to increase, which would have the effect of increasing the risk that borrowers would encounter difficulty meeting their loan obligations, it could become necessary to increase the Allowance by means of additional provisions for loan losses. See “—Results of Operations—Provision for Loan Losses” above.

The following table provides a summary of the allocation of the allowance for loan losses for specific loan categories at the dates indicated. The allocations presented should not be interpreted as an indication that loans charged to the allowance for loan losses will occur in these amounts or proportions, or that the portion of the allowance allocated to each loan category represents the total amount available for future losses that may occur within these categories as the total allowance is applicable to the entire loan portfolio.

	December 31,
	2003		2002
	Allowance for Loan Losses	% of Allowance to Category of Loans	Allowance for Loan Losses	% of Allowance to Category of Loans
	(Dollars in thousands)
Real estate loans	$1,049	0.47%	$835	0.62%
Commercial loans	2,654	2.57%	1,373	1.74%
Construction loans	160	0.91%	50	1.50%
Consumer loans	80	0.84%	177	2.64%

Total	$3,943	1.11%	$2,435	1.09%

Specific allocations are identified by loan category and allocated according to charge-off data pertaining to the banking industry. Substantially all of the loans in the loan portfolio are graded and incorporated in the process of assessing the adequacy of the allowance. The allowance is maintained at a level considered sufficient to absorb estimated losses in the loan portfolio.

Non-Performing Loans. We also measure and establish reserves for loan impairments on a loan-by-loan basis using either the present value of expected future cash flows discounted at a loan’s effective interest rate, or the fair value of the collateral if the loan is collateral-dependent. We exclude from our impairment calculations smaller, homogeneous loans such as consumer installment loans and lines of credit. Also, loans that experience insignificant payment delays or payment shortfalls are generally not considered impaired. We cease accruing interest, and therefore classify as nonaccrual, any loan as to which principal or interest has been in default for a period of 90 days or more, or if repayment in full of interest or principal is not expected.

At December 31, 2003, we had $2.5 million of commercial loans that were delinquent 90 days or more and classified as nonaccrual and impaired loans, for which we have measured and established a reserve (which is included as part of our allowance for loan losses) based on the fair value of the collateral securing those loans. At December 31, 2002 there was only a $3,000 consumer loan that was delinquent 90 days or more and classified as a nonaccrual loan. We had no loans delinquent 90 days or more with principal still accruing interest or any restructured loans either at December 31, 2003 or December 31, 2002. At December 31, 2003, the Bank had an average investment in impaired loans on a year-to-date basis of $593,000. The interest that we would have earned in 2003 had the impaired loans remained current in accordance with their original terms was $82,000.

Average Balances of and Average Interest Rates Paid on Deposits. Set forth below are the average amounts (in thousands) of, and the average rates paid on, deposits in each of 2003, 2002 and 2001:

	Year Ended December 31,
	2003		2002		2001
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest bearing demand deposits	$129,823	—	$101,975	—	$54,662	—
Interest-bearing checking accounts	13,248	0.52%	8,517	1.02%	6,374	1.43%
Money market and savings deposits	110,609	1.24%	75,038	1.78%	54,436	3.13%
Time deposits(1)	220,629	2.88%	113,487	3.27%	37,068	4.63%
Total deposits	$474,309	1.64%	$299,017	1.72%	$152,540	2.30%

(1)	Comprised of time certificates of deposit in denominations greater than or equal to $100,000 and less than $100,000.

Year-End Deposit Totals. Deposits totaled $495 million at December 31, 2003 as compared to $423 million at December 31, 2002. Noninterest-bearing deposits comprised $157 million, or 32% and $113 million, or 27%, of total deposits at December 31, 2003 and 2002, respectively. By comparison, certificates of deposit in denominations of $100,000 or more comprised $88 million, and $94 million of total deposits at December 31, 2003 and 2002, respectively.

The change in the mix of noninterest-bearing demand deposits to total deposits during 2003 from 2002 was largely the result of the 39% increase in noninterest-bearing demand deposits.

Set forth below is a maturity schedule of domestic time certificates of deposit outstanding at December 31, 2003 and December 31, 2002:

	December 31, 2003		December 31, 2002
Maturities	Certificates of Deposit Under $100,000	Certificates of Deposit $100,000 or more	Certificates of Deposit Under $100,000	Certificates of Deposit $100,000 or more
	(In thousands)
Three months or less	$26,351	$31,026	$14,960	$34,903
Over three and through twelve months	58,889	42,481	55,025	42,217
Over twelve months	29,453	14,703	41,465	16,439

Total	$114,693	$88,210	$111,450	$93,559

Liquidity

We actively manage our liquidity needs to insure sufficient funds are available to meet the ongoing needs of the Bank’s customers. We project the future sources and uses of funds and maintain sufficient liquid funds for unanticipated events. Our primary sources of cash include payments on loans, the sale or maturity of investments and growth in deposits. The primary uses of cash include funding new loans and making advances on existing lines of credit, purchasing investments, including securities available for sale, funding deposit withdrawals and paying operating expenses. We maintain funds in overnight federal funds and other short-term investments to provide for short-term liquidity needs. We also have obtained credit lines from the Federal Home Loan Bank and other financial institutions to meet any additional liquidity requirements.

Cash flow From Financing Activities. Cash flow of $150 million was provided by financing activities during the year ended December 31, 2003, primarily representing an increase in deposits, borrowings, and the proceeds from the sale of common stock in our public offering completed in December 2003.

Cash flow From Operating Activities. Cash flow provided by operating activities, primarily representing the proceeds from sales of loans held for sale, somewhat offset by originations of loans held for sale, totaled $44 million.

Cash flow Used for Investing. Cash flow used in investing activities, primarily to purchase investment securities available for sale, and to fund increases in loans, offset somewhat by proceeds from sales of and principal payments received on investment securities available for sale, totaled $166 million in the year ended December 31, 2003.

Our liquid assets, which included cash and due from banks, federal funds sold, interest earning deposits with financial institutions and unpledged securities available for sale (excluding Federal Reserve Bank stock and Federal Home Loan Bank stock) totaled $215 million or 30% of total assets at December 31, 2003 and $177 million or 31% of total assets at December 31, 2002.

The relationship between gross loans and total deposits provides a useful measure of our liquidity. Since repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loan-to-deposit ratio the less liquid are our assets. On the other hand, since we realize greater yields and higher interest income on loans than we do on investments, a lower loan-to-deposit ratio can adversely affect interest income and earnings. As a result, our goal is to achieve a loan-to-deposit ratio that appropriately balances the requirements of liquidity and the need to generate a fair return on assets. At December 31, 2003, the ratio of loans-to-deposits (excluding loans held for sale) was 72%, compared to 53% at December 31, 2002.

Borrowings.

As of December 31, 2003, we had long-term borrowings of $124 million obtained from the Federal Home Loan Bank. $50 million of these long-term advances will mature within one year. The table below sets forth the amounts, in thousands of dollars, and the terms of the Federal Home Loan Bank borrowings. These advances, along with the securities sold under agreements to repurchase, have a weighted-average annualized interest rate of 2.44%.

Principal Amounts	Per Annum Interest Rate	Maturity Dates	Principal Amounts	Per Annum Interest Rate	Maturity Dates
(Dollars in thousands)			(Dollars in thousands)
$ 5,000	1.40%	February 18, 2004(1)	$3,000	2.56%	September 18, 2006
15,000	3.17%	June 21, 2004	3,000	2.49%	September 25, 2006
20,000	2.25%	September 20, 2004	5,000	2.39%	October 2, 2006
10,000	2.20%	November 15, 2004	2,000	2.40%	October 2, 2006
9,000	1.93%	February 18, 2005	5,000	2.69%	December 12, 2006
5,000	2.24%	August 29, 2005	5,000	2.67%	December 18, 2006
10,000	2.70%	September 19, 2005	3,000	3.14%	September 18, 2007
3,000	1.93%	September 19, 2005	2,000	3.06%	September 24, 2007
5,000	1.76%	September 30, 2005	1,000	2.91%	October 1, 2007
5,000	2.50%	February 21, 2006
6,000	2.34%	February 28, 2006
2,000	2.94%	August 28, 2006

(1)	Paid at the maturity date in February, 2004.

At December 31, 2003, U.S. Agency and Mortgage Backed securities, U.S. Government agency securities and collateralized mortgage obligations with a fair market value of $119 million and $63 million of residential mortgage and other real estate secured loans were pledged to secure these Federal Home Loan Bank borrowings, repurchase agreements, local agency deposits, and Treasury, tax and loan accounts.

The highest amount of borrowings outstanding at any month end during the year 2003 consisted of $124 million of long-term advances from the Federal Home Loan Bank and $15 million of overnight borrowings in the form of securities sold under repurchase agreements. During 2002, the highest amount of borrowings outstanding at any month end consisted of $103 million of advances from the Federal Home Loan Bank of which $48 million was short-term, $9 million in overnight federal funds purchased, and $6 million of overnight borrowings in the form of securities sold under repurchase agreements.

Other Contractual Obligations.

Set forth below is information regarding our material contractual obligations as of December 31, 2003:

Operating Lease Obligations. We lease certain facilities and equipment under various non-cancelable operating leases. Future minimum non-cancelable lease commitments were as follows at December 31, 2003:

At December 31, 2003
(In thousands)
2004	$1,864
2005	1,933
2006	1,490
2007	1,000
2008	930
Thereafter	156

Total	$7,373

Maturing Time Certificates of Deposits. Set forth below is a maturity schedule, as of December 31, 2003, of time certificates of deposit of $100,000 or more:

At December 31, 2003
(In thousands)
2004	$73,507
2005	7,079
2006	536
Thereafter	7,088

$88,210

Loan Commitments and Standby Letters of Credit. In order to meet the financing needs of its customers in the normal course of business, we make commitments to extend credit and issue standby commercial letters of credit to or for our customers. At December 31, 2003 and 2002, we were committed to fund certain loans (inclusive of mortgages held for sale) amounting to approximately $157 million and $153 million, respectively.

Commitments to extend credit and standby letters of credit generally have fixed expiration dates or other termination clauses and the customer may be required to pay a fee and meet other conditions in order to draw on those commitments or standby letters of credit. We expect, based on historical experience, that many of the commitments will expire without being drawn upon and, therefore, the total commitment amounts do not necessarily represent future cash requirements.

To varying degrees, commitments to extend credit involve elements of credit and interest rate risk for us that are in excess of the amounts recognized in our balance sheets. Our exposure to credit loss in the event of nonperformance by the customers to whom such commitments are made is equal to the amount of those commitments. As a result, before making such a commitment to a customer, we evaluate the customer’s creditworthiness using the same underwriting standards that we apply when deciding whether or not to approve loans to the customer. In addition, we often require the customer to secure its payment obligations for amounts drawn on such commitments with collateral such as accounts receivable, inventory, property, plant and equipment, income-producing commercial properties, residential properties and properties under construction.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan commitments to customers.

We believe that our cash and cash equivalent resources, together with available borrowings under our credit facilities, will be sufficient to enable us to meet any increases in demand for loans and leases or in the utilization of outstanding loan commitments or standby letters of credit and any increase in deposit withdrawals that might occur in the foreseeable future.

Capital Resources

The Company (on a consolidated basis) and the Bank (on a stand-alone basis) are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can lead to the imposition of certain mandatory and possible additional discretionary restrictions on the operations of the Company and the Bank by their respective bank regulatory agencies, that, if imposed, could have a direct material adverse impact on the Company’s operating results and financial condition. See “BUSINESS—Supervision and Regulation—Capital Standards and Prompt Corrective Action” in Part I of this Report. Under capital adequacy guidelines and the regulatory framework for prompt corrective action that apply to all bank holding companies and FDIC insured banks in the United States, the Company (on a consolidated basis) and the Bank (on a stand-alone basis) must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s capital and classifications also are subject to qualitative judgments by the bank regulators as to components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company (on a consolidated basis) and the Bank (on a stand-alone basis) to maintain minimum amounts and ratios of total and Tier I capital (generally, common stock, non-redeemable preferred stock and retained earnings)—to risk—weighted assets (as defined), and of Tier I capital to average total assets.

Trust Preferred Securities. The Federal Reserve Board has issued rulings that have permitted long term subordinated borrowings by bank holding companies to be treated, subject to certain limitations, as Tier I capital, if those borrowings comply with certain Federal Reserve Board requirements. Pursuant to those rulings, in 2002, we issued a total of $17 million principal amount of junior subordinated floating rate debentures (the “Debentures”) in exchange for the net proceeds from the sale, to institutional investors, by newly formed subsidiary grantor trusts of an aggregate of $17 million of floating rate junior trust preferred securities (“trust preferred securities”) with payment terms that mirror those of the Debentures. The payments that we make of interest and principal on the Debentures are used by the grantor trusts to make the payments that come due to the holders of the trust preferred securities pursuant to the terms of those securities. Set forth below is certain information regarding the terms of the trust preferred securities:

Issue Date	Principal Amount	Interest Rate	Maturity Date
	(Dollars in thousands)
June 2002	$5,000	LIBOR plus 3.75% (1)	June 2032
August 2002	$5,000	LIBOR plus 3.625% (2)	August 2032
September 2002	$7,000	LIBOR plus 3.40% (1)	September 2032

(1)	Interest rate resets quarterly
(2)	Interest rate resets semi-annually

The trust preferred securities are redeemable at our option beginning after 5 years, and require quarterly interest payments at the respective rates of interest set forth in the table above.

Under Federal Reserve Board rulings, the borrowings evidenced by the Debentures, which are subordinated to all other borrowings that are outstanding or which we may obtain in the future, were eligible (subject to certain limitations) to qualify and, at December 31, 2003, all $17 million of those Debentures did qualify, as Tier I capital for regulatory purposes. See discussion below under the subcaption “—Regulatory Capital Requirements.”

We have been informed that the Federal Reserve Board is evaluating whether FIN No. 46, (See Note 1—“Recent Accounting Pronouncements,” included in Item 8, “Notes to Consolidated Financial Statements”), will have any impact on its previous rulings; however, we have been advised by the Federal Reserve Board to continue reporting the trust preferred securities as part of our Tier I capital for regulatory purposes. In the event that the Federal Reserve Board were to retroactively revoke its prior rulings, however, we will become entitled thereafter to redeem the trust preferred securities at par without having to wait until 2007 to do so.

Of the proceeds from the issuance of the subordinated debentures, $16 million was contributed to the Bank to increase its capital and the remaining proceeds have been invested by the Company in a mortgage backed security pending further use of those funds, which may include additional contributions to the Bank’s capital to the extent necessary to support its growth.

As of December 31, 2003, based on applicable capital regulations, the Company (on a consolidated basis) and the Bank (on a stand-alone basis) are categorized as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, each of the Company and the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios.

The following table sets forth the capital and capital ratios of the Company and the Bank at December 31, 2003 compared to the respective minimum regulatory requirements applicable to them. See “BUSINESS—Supervision and Regulation—Capital Standards and Prompt Corrective Action” in this Report.

			Applicable Federal Regulatory Requirement
	Actual		Capital Adequacy Purposes		To be Categorized As Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total Capital to Risk Weighted Assets:
Company	$92,337	19.2%	$38,406	At least 8.0%	$48,008	At least 10.0%
Bank	54,403	11.3%	38,379	At least 8.0%	47,974	At least 10.0%
Tier I Capital to Risk Weighted Assets:
Company	$88,394	18.4%	$19,203	At least 4.0%	$28,805	At least 6.0%
Bank	50,460	10.5%	19,190	At least 4.0%	28,785	At least 6.0%
Tier I Capital to Average Assets:
Company	$88,394	14.0%	$25,324	At least 4.0%	$31,655	At least 5.0%
Bank	50,460	7.4%	27,426	At least 4.0%	34,283	At least 5.0%

Dividend Policy. The Company intends to retain earnings to support future growth and, therefore, does not expect to pay dividends for at least the next 12-24 months. See “Dividend Policy” in this Report for additional information regarding the Company’s dividend policy and restrictions on the Company’s ability to pay dividends.

RISKS AND UNCERTAINTIES THAT COULD AFFECT OUR FUTURE FINANCIAL PERFORMANCE

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

Risks Related to Our Business

We face intense competition from other banks and financial institutions that could hurt our business.

We conduct our business operations in Southern California. The banking business in Southern California is highly competitive and is dominated by a relatively small number of large multi-banks with offices operating over wide geographical areas. We also compete with other financial service businesses, mutual fund companies, and securities brokerage and investment banking firms that offer competitive banking and financial products and services. The larger banks, and some of those other financial institutions, have greater resources that enable them to conduct extensive advertising campaigns and to shift resources to regions or activities of greater potential profitability. Some of these banks and institutions have substantially more capital and higher lending limits that could enable them to attract larger clients, and offer financial products and services that we are unable to offer, particularly with respect to attracting loans and deposits.

Increased competition may prevent us from (i) achieving increases, or could even result in a decrease, in our loan volume or deposit accounts or (ii) increasing interest rates on loans or reducing interest rates we pay to attract or retain deposits, any of which could cause a decline in interest income or an increase in interest expense, that could cause our net interest income and our earnings to decline.

Adverse changes in economic conditions in Southern California could disproportionately harm our business.

The large majority of our customers and the properties securing our loans are located in Southern California. A worsening or even a continuation of the economic slowdown that has affected Southern California during the past three years could harm our business by:

•	reducing loan demand which, in turn, would lead to reduced net interest margins and net interest income;

•	affecting the financial capability of borrowers to meet their loan obligations which could, in turn, result in increases in loan losses and require increases in provisions made for possible loan losses, thereby reducing our earnings; and

•	leading to reductions in real property values that, due to our reliance on real property to secure many of our loans, could make it more difficult for us to prevent losses from being incurred on non-performing loans through the sale of such real properties.

Additionally, real estate values in California have been increasing rapidly in recent years. In the event that these values are not sustained or other events, such as earthquakes or fires, that may be more prevalent in Southern California, cause a decline in real estate values, our collateral coverage for our loans will be reduced and we may suffer increased loan losses.

Adverse changes in national economic conditions and Federal Reserve Board monetary policies could affect our operating results.

Our ability to achieve and sustain profitability is substantially dependent on our net interest income. Like most banking organizations and other depository institutions, our interest income is affected by a number of factors outside of our control, including changes in market rates of interest, which in turn are affected by changes in national economic conditions and national monetary policies adopted by the Federal Reserve Board. During the past three years, the Federal Reserve Board has followed a policy of reducing interest rates in an effort to stimulate the national economy. Those interest rate reductions, coupled with continued sluggishness in the economy, have led to decreases in our net interest margin and have made it more difficult to increase earnings. We cannot predict how long the slowness in the economy will continue and whether or when interest rates will increase and, thereby, lessen downward pressure on net interest margins. On the other hand, increases in interest rates would require us to increase the rates of interest we must pay to attract and maintain our deposits. If we are unable to effectuate commensurate increases in the rates we are able to charge on existing or new loans due to competitive pressures or contractual restrictions on our ability to increase interest rates on existing loans, our net interest margin may suffer despite the increase in interest rates. Changes in economic conditions and increasing rates of interest also could cause potential borrowers to fail to qualify for our loan products and reduce loan demand, including mortgage refinancings, thereby reducing our net interest margins and our noninterest income, which, in the past, helped to offset, to some extent, the impact of declining interest rates on our operating results. In addition, changes in economic conditions could adversely affect the financial capability of borrowers to meet their loan obligations which could result in loan losses and require increases in provisions made for possible loan losses, which could reduce our income.

Rapid growth could strain our resources and lead to operating problems or inefficiencies.

We have grown substantially in the past four years by opening new financial centers. We intend to open additional financial centers in the next two years, either by opening new offices or acquiring one or more community banks primarily in Southern California. The opening of new offices or the acquisition of another bank results in increased operating expenses until new banking offices or acquired banking operations attract sufficient business to cover operating expenses, which can take as long as six to twelve months. There is no assurance, however, as to how long it would take for new financial centers to begin generating positive cash flow and earnings. Also, we cannot assure that we will be able to adequately manage our growth, which will make substantial demands on the time and attention of management and on our capital resources. The failure to prepare appropriately and on a timely basis for growth could cause us to experience inefficiencies or failures in our service delivery systems, regulatory problems, an erosion in customer confidence, unexpected expenses or other problems.

Additionally, acquisitions of banks are extremely time consuming and expensive, and, in the case of bank acquisitions, subject to regulatory control. Expansion through the acquisition of other banks may also have the following consequences:

•	expenses of any undisclosed or potential legal liabilities of the acquired bank;

•	costs, delays and difficulties of integrating the acquired bank’s operations, technologies and personnel into our existing operations, organization and culture;

•	possible regulatory agency required divestiture of certain assets; and

•	issuances of equity securities to pay for acquisitions which may be dilutive to existing shareholders.

We could incur losses on the loans we make.

The failure or inability of borrowers to repay their loans is an inherent risk in the banking business. We take a number of measures designed to reduce this risk, including the maintenance of stringent loan underwriting policies and the establishment of reserves for possible loan losses and the requirement that borrowers provide collateral as security for the repayment of their loans that we could sell in the event they fail to pay their loans. However, the ability of borrowers to repay their loans, the adequacy of our reserves and our ability to sell collateral for amounts sufficient to offset loan losses are affected by a number of factors outside of our control, such as changes in economic conditions, increases in market rates of interest and changes in the condition or value of the collateral securing our loans. As a result, we could incur losses on the loans we make that will hurt our operating results and weaken our financial condition.

Government regulations may impair our operations or restrict our growth.

We are subject to extensive supervision and regulation by federal and state bank regulatory agencies. The primary objective of these agencies is to protect bank depositors and other customers and not shareholders, whose respective interests will often differ. The regulatory agencies have the legal authority to impose restrictions which they believe are needed to protect depositors and customers of banking institutions, even if they will restrict the ability of the banking institution to expand its business, increase the costs of doing business or hinder our ability to compete with financial services companies that are not regulated or are less regulated. Additionally, due to the complex and technical nature of many of the government regulations to which banking organizations are subject, inadvertent violations may occur. In such an event, we would be required to correct or implement measures to prevent a recurrence of such violations. If more serious violations were to occur, the regulatory agencies could limit our activities or growth, fine us or ultimately put us out of business.

Our computer and network systems may be vulnerable to unforeseen problems and security risks.

The computer systems and network infrastructure that we use to provide automated and Internet banking services could be vulnerable to unforeseen problems. Our operations are dependent upon our ability to protect our computer equipment against damage from fire, power loss, telecommunications failure, earthquakes and similar catastrophic events and from security breaches. Any of those occurrences could result in damage to or a failure of our computer systems that could cause an interruption in our banking services and, therefore, harm our business, operating results and financial condition.

Additionally, interruptions in service and security breaches could lead existing customers to terminate their banking relationships with us and could make it more difficult for us to attract new banking customers.

The loss of key personnel could hurt our financial performance.

Our success depends to a great extent on the continued availability of our existing management, in particular on Raymond E. Dellerba, President and Chief Executive Officer. In addition to their skills and experience as bankers, these officers provide us with extensive community ties upon which our competitive strategy is partially based. We do not maintain key-man life insurance on these executives, other than Mr. Dellerba. As a result, the loss of the services of any of these officers could harm our business strategy.

Evolving regulation of corporate governance and public disclosure may result in additional expenses and continuing uncertainty.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and Nasdaq Stock Market rules are creating uncertainty for companies such as ours. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to our practices, our reputation may be harmed or we may be subject to litigation.

Other Risks

Other risks that could affect our future financial performance are described in the Section entitled “Risk Factors” in the Prospectus dated December 8, 2003, included in our S-2 Registration Statement filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended, and readers are urged to review those risks as well.

Due to these and other possible uncertainties and risks, readers are cautioned not to place undue reliance on the forward looking statements, which speak only as of the date of this Report. We also disclaim any obligation to update forward-looking statements contained in this Report or in the above-referenced S-2 Registration Statement.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to market risk as a consequence of the normal course of conducting our business activities. The primary market risk to which we are exposed is interest rate risk. Our interest rate risk arises from the instruments, positions and transactions entered into for purposes other than trading. They include loans, securities, deposit liabilities, and short-term borrowings. Interest rate risk occurs when assets and liabilities reprice at different times as market interest rates change. Interest rate risk is managed within an overall asset/liability framework for the Company.

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

For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees and at different times to changes in market interest rates. Rates on some assets and liabilities change in advance of changes in market rates of interest, while rates on other assets or liabilities may lag behind changes in market rates of interest. Additionally, loan and securities available for sale prepayments, and early withdrawals of certificates of deposit, could cause the interest sensitivities to vary.

This table sets forth information concerning our rate sensitive assets and liabilities at December 31, 2003. The assets and liabilities are classified by the earlier of maturity or repricing dates in accordance with their contractual terms. Certain shortcomings are inherent in the method of analysis presented in the following table.

	Three Months Or Less	Over Three Through Twelve Months	Over One Year Through Five Years	Over Five Years	Non- Interest- Bearing	Total
	(Dollars in thousands)
Assets
Interest-bearing deposits in other financial institutions	$605	$—	$—	$—	$—	$605
Securities available for sale	4,151	25,927	64,855	179,062	—	273,995
Federal Reserve Bank and Federal Home Loan Bank stock	6,200	—	—	1,346	—	7,546
Federal funds sold	36,000	—	—	—	—	36,000
Loans, gross	173,255	37,153	128,340	35,434	—	374,182
Non-interest earning assets, net	—	—	—	—	31,634	31,634

Total assets	$220,211	$63,080	$193,195	$215,842	$31,634	$723,962

Liabilities and Shareholders Equity
Noninterest-bearing deposits	$—	$—	$—	$—	$156,890	$156,890
Interest-bearing deposits	192,968	101,261	44,141	74	—	338,444
Borrowings	19,372	45,000	74,000	—	—	138,372
Trust preferred securities	17,000	—	—	—	—	17,000
Other liabilities	—	—	—	—	3,086	3,086
Shareholders’ equity	—	—	—	—	70,170	70,170

Total liabilities and shareholders equity	$229,340	$146,261	$118,141	$74	$230,146	$723,962

Interest rate sensitivity gap	$(9,129)	$(83,181)	$75,054	$215,768	$(198,512)

Cumulative interest rate sensitivity gap	$(9,129)	$(92,310)	$(17,256)	$198,512	$0

Cumulative % of rate sensitive assets in maturity period	30.42%	39.13%	65.82%	95.63%	100.0%

Rate sensitive assets to rate sensitive liabilities	0.96	0.43	1.64	N/A	N/A

Cumulative ratio	0.96	0.75	0.97	1.40	N/A

At December 31, 2003, our rate sensitive balance sheet was shown to be in a negative three-month gap position. This implies that our net interest margin would decrease in the short–term if interest rates rise and would increase in the short-term if interest rates were to fall. However, as noted above, the extent to which our net interest margin will be impacted by changes in prevailing interests rates will depend on a number of factors, including how quickly rate sensitive assets and liabilities react to interest rate changes.

Derivative Financial Instruments

The Bank uses derivative instruments to reduce its exposure to adverse fluctuations in interest rates in accordance with its risk management policy. Generally, if interest rates increase, the value of the Bank’s loan commitments to borrowers and mortgage loans held for sale are adversely impacted. The Bank attempts to economically hedge 100% of the risk of the overall change in the fair value of loan commitments to borrowers and mortgage loans held for sale by entering into rate lock commitments with investors in mortgage loans at the date of loan commitments are made to the individual borrowers. These rate lock commitments are entered into at the same terms as those extended to borrowers to be delivered to the investors at a future date.

Loan commitments to borrowers and rate lock commitments with investors in mortgage loans are non-designated derivative instruments and are included in mortgage loans held for sale, gains and losses resulting from these derivative instruments are included in gains on sales of loans in the Company’s consolidated statements of income.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors

Pacific Mercantile Bancorp and Subsidiaries:

We have audited the accompanying consolidated statements of financial condition of Pacific Mercantile Bancorp and Subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the years in the three years ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pacific Mercantile Bancorp and Subsidiaries as of December 31, 2003 and 2002, and the consolidated results of their operations and cash flows for each of the years in the three years ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Irvine, California

February 6, 2004

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands)

	December 31,
	2003	2002
ASSETS
Cash and due from banks	$23,785	$26,195
Federal funds sold	36,000	5,000

Cash and cash equivalents	59,785	31,195
Interest-bearing deposits with financial institutions	605	1,488
Federal Reserve Bank and Federal Home Loan Bank Stock	7,546	6,247
Securities available for sale, at fair value	273,995	247,218
Loans held for sale, at lower of cost or market	19,168	57,294
Loans (net of allowances of $3,943 and $2,435, respectively)	351,071	221,999
Accrued interest receivable	2,346	2,252
Premises and equipment, net	3,111	2,856
Other assets	6,335	3,386

Total assets	$723,962	$573,935

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest bearing	$156,890	$112,732
Interest-bearing	338,444	309,910

Total deposits	495,334	422,642
Borrowings	138,372	92,102
Accrued interest payable	920	696
Other liabilities	2,166	2,526
Trust preferred securities	17,000	17,000

Total liabilities	653,792	534,966

Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, no par value, 2,000,000 shares authorized, none issued	—	—
Common stock, no par value, 20,000,000 shares authorized, 10,081,248 and 6,399,888 shares issued and outstanding at December 31, 2003 and 2002, respectively	69,049	37,862
Retained earnings	2,557	475
Accumulated other comprehensive income (loss)	(1,436)	632

Total shareholders’ equity	70,170	38,969

Total liabilities and shareholders’ equity	$723,962	$573,935

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except for per share data)

	Year Ended December 31,
	2003	2002	2001
Interest income:
Loans, including fees	$17,894	$13,616	$10,379
Federal funds sold	487	684	1,265
Securities available for sale and stock	7,127	3,989	494
Interest-bearing deposits with financial institutions	28	55	92
Other	18	7	—

Total interest income	25,554	18,351	12,230
Interest expense:
Deposits	7,785	5,132	3,508
Borrowings	3,229	1,175	150

Total interest expense	11,014	6,307	3,658

Net interest income	14,540	12,044	8,572
Provision for loan losses	1,515	755	550

Net interest income after provision for loan losses	13,025	11,289	8,022

Noninterest income:
Service charges and fees	628	198	227
Net gains on sales of securities available for sale	739	299	—
Net gains on sales of loans	—	35	—
Mortgage banking	5,421	4,741	2,716
ACH fee income	135	190	—
Merchant income	31	23	247
Other	702	610	236

Total noninterest income	7,656	6,096	3,426

Noninterest expense:
Salaries and employee benefits	9,899	7,771	4,700
Occupancy	1,780	1,636	1,128
Equipment and depreciation	1,326	1,276	825
Other	4,434	4,142	3,504

Total noninterest expense	17,439	14,825	10,157

Income before income taxes	3,242	2,560	1,291
Income tax expense (benefit)	1,160	1,044	(534)

Net income	$2,082	$1,516	$1,825

Net income per share:
Basic	$0.31	$0.24	$0.29

Diluted	$0.30	$0.23	$0.28

Weighted average number of shares:
Basic	6,578,603	6,377,642	6,337,213
Diluted	6,866,170	6,536,856	6,498,482

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Shares and dollars in thousands)

For the Three Years Ended December 31, 2003

	Common stock
	Number of shares	Amount	Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Total
Balance at December 31, 2000	6,332	$37,547	$(2,866)	$7	$34,688
Exercise of stock options	13	61	—	—	61
Comprehensive income
Net income			1,825	—	1,825
Change in unrealized gain (loss) on securities held for sale, net of tax			—	104	104

Total comprehensive income					1,929

Balance at December 31, 2001	6,345	37,608	(1,041)	111	36,678
Exercise of stock options	55	254	—	—	254
Comprehensive income
Net income			1,516	—	1,516
Change in unrealized gain (loss) on securities held for sale, net of tax			—	521	521

Total comprehensive income					2,037

Balance at December 31, 2002	6,400	37,862	475	632	38,969
Exercise of stock options	1	9	—	—	9
Issuance of common stock in public offering, net of offering expenses	3,680	31,178	—	—	31,178
Comprehensive income
Net income			2,082	—	2,082
Change in unrealized gain (loss) on securities held for sale, net of tax			—	(2,068)	(2,068)

Total comprehensive income					14

Balance at December 31, 2003	10,081	$69,049	$2,557	$(1,436)	$70,170

The accompanying notes are an integral part of this consolidated financial statement.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended December 31,
	2003	2002	2001
Cash Flows From Operating Activities:
Net income	$2,082	$1,516	$1,825
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	768	969	652
Provision for loan losses	1,515	755	550
Net amortization (accretion) of premium (discount) on securities	3,973	1,242	(102)
Net gains on sales of securities available for sale	(739)	(299)	—
Net gains on sales of loans	—	(35)	—
Net gains on sales of loans held for sale	(5,104)	(3,491)	(2,465)
Proceeds from sales of loans held for sale	711,053	661,461	424,529
Originations and purchases of loans held for sale	(667,823)	(651,566)	(474,677)
Net increase in accrued interest receivable	(94)	(1,309)	(161)
Net increase in other assets	(893)	(1,994)	(291)
Net increase in deferred taxes	(607)	(172)	(998)
Net increase in accrued interest payable	224	514	88
Net increase (decrease) in other liabilities	(360)	687	970

Net cash provided by (used in) operating activities	43,995	8,278	(50,080)
Cash Flows From Investing Activities:
Net (increase) decrease in interest-bearing deposits with financial institutions	883	—	(300)
Maturities of, proceeds from sales of and principal payments received for securities available for sale and other stock	270,473	97,032	20,449
Purchase of securities available for sale and other stock	(305,300)	(337,187)	(20,529)
Net increase in loans	(130,587)	(74,955)	(61,054)
Purchases of premises and equipment	(1,023)	(1,353)	(1,788)

Net cash used in investing activities	(165,554)	(316,463)	(63,222)
Cash Flows From Financing Activities:
Net increase in deposits	72,692	211,181	87,176
Net increase in borrowings	46,270	75,828	13,594
Proceeds from investment in trust preferred securities	—	17,000	—
Proceeds from sale of common stock, net of offering expenses	31,178	—	—
Proceeds from exercise of stock options	9	254	61

Net cash provided by financing activities	150,149	304,263	100,831
Net increase (decrease) in cash and cash equivalents	28,590	(3,922)	(12,471)
Cash and Cash Equivalents, beginning of period	31,195	35,117	47,588

Cash and Cash Equivalents, end of period	$59,785	$31,195	$35,117

Supplementary Cash Flow Information:
Cash paid for interest on deposits and other borrowings	$10,063	$5,446	$3,571

Cash paid for income taxes	$2,048	$475	$71

Non-Cash Investing Activity:
Net increase (decrease) in unrealized gains and losses on securities held for sale, net of income tax	$(2,068)	$521	$104

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Nature of Business and Significant Accounting Policies

Organization

The consolidated financial statements include the accounts of Pacific Mercantile Bancorp and its wholly-owned subsidiaries Pacific Mercantile Bank, PMB Securities Corporation, Pacific Mercantile Capital Trust I, PMB Capital Trust I, and PMB Statutory Trust III (which together shall be referred to as the “Company”). The Company is a bank holding company, which was incorporated on January 7, 2000 in the State of California. Pacific Mercantile Bank (the “Bank”) is a banking corporation which was formed on May 29, 1998, incorporated November 18, 1998 in the State of California and commenced operations on March 1, 1999. The Bank is chartered by the California Department of Financial Institutions (the “DFI”) and is a member of the Federal Reserve Bank of San Francisco (“FRB”). In addition, deposit accounts of the Bank’s customers are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to the maximum amount allowed by law.

In June 2002, Pacific Mercantile Capital Trust I, a Delaware trust and wholly-owned subsidiary, was organized to facilitate the sale of $5 million of trust preferred securities to an institutional investor in a private placement.

In June 2002, PMB Securities Corp., a wholly-owned subsidiary of the Company, commenced operations. PMB Securities Corp. is a securities broker-dealer engaged in the retail securities brokerage business that is registered with the Securities and Exchange Commission and is a member firm of the National Association of Securities Dealers, Inc.

In August 2002, PMB Capital Trust I, a Delaware trust and wholly-owned subsidiary, was organized to facilitate the sale of $5 million of trust preferred securities to an institutional investor in a private placement.

In September 2002, PMB Statutory Trust III, a Connecticut trust and wholly-owned subsidiary, was organized to facilitate the sale of $7 million of trust preferred securities to an institutional investor in a private placement.

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

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

For purposes of the statements of cash flow, cash and cash equivalents consist of cash and due from banks and federal funds sold. Generally, federal funds are sold for a one-day period. As of December 31, 2003 and 2002 the Bank maintained required reserves with the Federal Reserve Bank of San Francisco of approximately $10 million and $7 million, respectively, which are included in cash and due from banks in the accompanying Consolidated Statements of Financial Condition.

Interest-Bearing Deposits with Financial Institutions

Interest-bearing deposits with financial institutions mature within one year or have no stated maturity date and are carried at cost.

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

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

be required to maintain the allowance at levels deemed adequate. Moreover, if economic conditions were to deteriorate, it would become necessary to increase the provision to an even greater extent.

The allowance is based on estimates, and ultimate losses may vary from the current estimates. These estimates are reviewed periodically and, as adjustments become necessary, they are recorded in earnings in the periods in which they become known. Management believes that the allowance for loan losses was adequate as of December 31, 2003 and 2002. In addition, the FRB and the DFI, as an integral part of their examination processes, periodically review the Bank’s allowance for loan losses for adequacy. The agencies may require the Bank to recognize additions to the allowance based on their judgments given the information available at the time of their examinations.

The Bank also evaluates loans for impairment, where principal and interest is not expected to be collected in accordance with the contractual terms of the loan agreement. The Bank measures and reserves for impairment on a loan by loan basis using either the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral if the loan is collateral dependent. The Bank excludes smaller, homogeneous loans, such as consumer installment loans and lines of credit, from its impairment calculations. Also, loans that experience insignificant payment delays or payment shortfalls are generally not considered impaired.

Loan Origination Fees and Costs

All loan origination fees and related direct costs are deferred and amortized to interest income as an adjustment to yield over the respective lives of the loans using the effective interest method except for loans that are revolving or short-term in nature for which the straight line method is used.

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

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income Taxes

Deferred income taxes and liabilities are determined using the asset and liability method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax basis of the various balance sheet assets and liabilities and this method gives current recognition to changes in tax rates and laws.

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

Stock Option Plan

The Company accounts for stock-based employee compensation as prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and has adopted the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock Based Compensation.” SFAS No. 123 requires pro-forma disclosures of the Company’s net income and net income per share as if the fair value based method of accounting for stock based awards had been applied. Under the fair value based method, compensation cost is recorded based on the value of the award at the grant date and is recognized over the service period. In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” which amended the disclosure requirements of FASB No. 123 to require certain disclosures about stock-based employee compensation plans in an entity’s accounting policy note. The disclosure requirements for interim financial information first became effective for interim periods beginning after December 15, 2002, and in the case of calendar year-end entities, such as the Company, the new interim period disclosures were required to be included in their interim financial statements beginning with the first quarter of 2003. The Company has adopted the disclosure provisions of SFAS No. 148 in the Notes to the Consolidated Financial Statements.

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

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables summarize information concerning stock options that were outstanding or had been exercised as of December 31, 2003:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2000	984,606	$5.90
Granted	115,500	7.42
Exercised	(12,808)	4.73
Cancelled	(58,298)	6.42

Outstanding at December 31, 2001	1,029,000	6.05
Granted	102,076	7.90
Exercised	(55,060)	4.55
Cancelled	(123,468)	6.06

Outstanding at December 31, 2002	952,548	6.33
Granted	57,160	8.26
Exercised	(1,360)	6.61
Cancelled	(13,600)	7.74

Outstanding at December 31, 2003	994,748	6.42

Range of Exercise Prices at December 31, 2003,	Number of Shares Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price
$4.00	280,872	5.2	$4.00
$6.00 — $7.99	697,376	6.8	$7.33
$9.01— $10.00	16,500	9.5	$9.49

	994,748

Options to purchase 698,014 shares, at option prices ranging from $4.00 to $7.99 per share were exercisable at December 31, 2003 under the Plan.

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

	Year Ended December 31,
(Dollars in thousands)	2003	2002	2001
Net Income:
As reported	$2,082	$1,516	$1,825
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	320	283	305

Pro forma	$1,762	$1,233	$1,520

Income Per Share as Reported:
Basic	$0.31	$0.24	$0.29
Diluted	0.30	0.23	0.28
Income Per Share Pro Forma:
Basic	$0.27	$0.19	$0.24
Diluted	0.26	0.19	0.23

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions for the years ended December 31, 2003, 2002 and 2001 respectively: dividend yields of 2.43%, 2.43%, and 2.00%, respectively; expected volatility of 40%, 47%, and 50%, respectively; and risk-free interest rates ranging from 3.00% to 3.31%, 4.49% to 4.52% and 4.52% to 4.87%, respectively. For all periods, an expected option life of 5 years was assumed.

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

The components of other comprehensive income and related tax effects are as follows:

	Year Ended December 31,
(Dollars in thousands)	2003	2002	2001
Unrealized holding (losses) gains arising during period	$(2,779)	$1,199	$183
Reclassification adjustment for gains included in income	739	299	—

Net unrealized holding (losses) gains	(3,518)	900	183
Tax effect	1,450	(379)	(79)

Other comprehensive income (loss)	$(2,068)	$521	$104

The components of accumulated other comprehensive income, included in stockholders’ equity, are as follows:

	December 31,
(Dollars in thousands)	2003	2002
Net unrealized holding gains on securities available for sale	$(2,428)	$1,090
Tax effect	992	(458)

Accumulated other comprehensive income (loss)	$(1,436)	$632

Recent Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). FIN 45 requires certain guarantees to be recorded at fair value and applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes related to an underlying asset, liability or equity security of the guaranteed party. The recognition requirements of FIN 45 are to be applied prospectively to guarantees issued or modified subsequent to December 31, 2002. The requirements of FIN 45 were immaterial to the Company’s results of operations, financial position and liquidity. FIN 45 also expands the disclosures to be made by guarantors, effective as of December 31, 2002, to include the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor’s obligation under the guarantee. Guarantees for the standby letters of credit entered into by the Company are disclosed in Note 13.

In December 2002, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities”—an interpretation of Accounting Research Bulletin (“ARB”) No. 51. This Interpretation defines a variable interest entity and provides that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities and results of the activities of the variable interest entity should be included in consolidated financial statements with those of the business enterprise. Furthermore, the FASB indicates that the voting interest approach of ARB No. 51 is not effective in identifying controlling financial interests in entities that are not controllable through voting interest or in which the equity investors do not bear the residual economic risk. This Interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Interpretation applies to public enterprises as of the beginning of the applicable interim or annual period. In January, 2004, subsequent to the issuance of FIN 46, the FASB issued a revised interpretation, the provisions of which must be applied to certain variable interest entities by March 31, 2004. The Company has determined that the provisions of FIN 46, as revised, will require deconsolidation of the subsidiary trusts which issued trust preferred securities. At December 31, 2003 and 2002, the consolidated financial statements include the trusts. The Company will deconsolidate the trusts as of March 31, 2004, as required by FIN 46, as revised. The adoption of FIN 46 and its revisions is not expected to have a material impact on the Company’s financial statements.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In April 2003, the FASB issued Statement No. 149, “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities”. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”. The changes in this Statement improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, this Statement clarifies the meaning of an initial net investment that is smaller than would be required for other types of contracts that would be expected to have a similar response to changes in market factors, clarifies when a derivative contains a financing component, and amends the definition of an underlying to conform it to language used in FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, and amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments. This Statement is effective for new contracts entered into or modified after September 30, 2003, and for hedging relationships designated after that date, except for the provisions of this Statement that relate to Statement No. 133. Implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates and forward purchase and sale agreement involving when-issued securities should be applied to both existing contracts and new contracts entered into after September 30, 2003. The Company adopted this Statement effective December 31, 2003 and it did not have a material effect upon the Company’s financial statements.

In May 2003, the FASB issued Statement No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” to establish standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This Statement changes the classification in the statement of financial position of certain common financial instruments from either equity or mezzanine presentation to liabilities and requires an issuer of the financial statement to recognize changes in the fair value or the redemption amount, as applicable, of such financial instruments in earnings. An issuer is required to classify mandatorily redeemable preferred and common stock, forward purchase contracts that obligate the issuer to repurchase shares of its stock by transferring assets, or freestanding put options that may obligate the issuer to repurchase shares of its stock by transferring assets. Furthermore, freestanding financial instruments that require or permit an issuer to settle an obligation by issuing a variable number of its shares will be classified as liabilities if, at inception, the monetary value of the obligation is based solely or predominantly on (i) a fixed monetary amount known at inception, or (ii) a variation in something other than the issuer’s shares, such as the price of gold multiplied by a fixed notional amount, or (iii) a variation inversely related to changes in the value of the issuer’s shares. In the case of companies with publicly traded securities, this Statement became effective at the beginning of the first interim period that began after June 15, 2003 with respect to financial instruments issued on or before May 31, 2003, and immediately with respect to financial instruments issued or modified after May 31, 2003. The effect of adopting Statement No. 150 will be recognized as a cumulative effect of an accounting change as the beginning of the period of adoption. The Company adopted this Interpretation effective as of July 1, 2003 and, accordingly, beginning as of that date, the Company is classifying its trust preferred securities as liabilities rather than as mezzanine securities.

On November 25, 2003, FASB ratified new disclosure requirements related to unrealized losses on investment securities, which apply to fiscal years ending after December 15, 2003. The disclosure requires a table of securities which have unrealized losses as of the reporting date, distinguished between securities which have been in a continuous unrealized loss position for 12 months or more and less that 12 months. The table is to include aggregate unrealized losses and fair value of securities whose fair value are below book value as of the reporting date. Additional information, in narrative form, is required that provides sufficient information to allow financial statement users to understand the quantitative disclosures and the information that the investor considered in reaching the conclusion that the impairments are not other than temporary.

Reclassifications

Certain reclassifications have been made to prior years’ balances to conform to the 2003 presentation.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.    Interest-Bearing Deposits with Financial Institutions

The Company had interest-bearing deposits with financial institutions of $605,000 at December 31, 2003 and $1.5 million at December 31, 2002. The weighted average percentage yield of these deposits were 1.64% and 2.76%, at December 31, 2003 and 2002, respectively.

Interest-bearing deposits with financial institutions at December 31, 2003 are scheduled to mature within one year or have no stated maturity date.

3.    Securities Available For Sale

The following are summaries of the major components of securities available for sale and a comparison of amortized cost, estimated fair market values, and gross unrealized gains and losses at December 31, 2003 and 2002:

	December 31, 2003				December 31, 2002
	Amortized Cost	Gross Unrealized		Fair Value	Amortized Cost	Gross Unrealized		Fair Value
		Gain	Loss			Gain	Loss
	(Dollars in thousands)
U.S. Agencies and Mortgage Backed Securities	$235,795	$239	$2,236	$233,798	$223,101	$1,233	$250	$224,084
U.S. Treasury Securities	—	—	—	—	2,014	40	—	2,054
Collateralized mortgage obligations	20,628	54	131	20,551	6,013	17	41	5,989

Total Government and Agencies Securities	256,423	293	2,367	254,349	231,128	1,290	291	232,127
Fannie Mae Trust Preferred Stock	20,000	—	354	19,646	15,000	91	—	15,091

Total Securities available for sale	$276,423	$293	$2,721	$273,995	$246,128	$1,381	$291	$247,218

At December 31, 2003 and 2002, U.S. Treasury securities, U.S. Agency securities, and collateralized mortgage obligations with a fair market value of $119 million and $103 million, respectively, were pledged to secure advances with the Federal Home Loan Bank, securities sold with agreements to repurchase, Treasury, tax and loan, and local agency deposits. As of December 31, 2002, these securities were also used to secure funds on deposit received from the Office of the United States Trustee related to bankruptcy proceedings.

The amortized cost and estimated fair value of debt securities at December 31, 2003 and 2002, by contractual maturities and historical prepayments based on the prior three months of principal payments are shown in the following tables. Expected maturities will differ from contractual maturities and historical prepayments, particularly with respect to collateralized mortgage obligations, because borrowers may react to current interest rate markets conditions different than the historical prepayment rates.

	December 31, 2003 Maturing in
(In thousands)	One Year or Less	Over One and through Five Years	Over Five and through Ten Years	Over Ten Years	Total
Securities available for sale, amortized cost	$89,299	$115,600	$56,084	$15,440	$276,423
Securities available for sale, estimated fair value	88,599	114,431	55,707	15,258	273,995

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2002 Maturing in
(In thousands)	One Year or Less	Over One and through Five Years	Over Five and through Ten Years	Over Ten Years	Total
Securities available for sale, amortized cost	$61,033	$98,341	$33,729	$53,025	$246,128
Securities available for sale, estimated fair value	$61,133	$98,682	$34,239	$53,164	$247,218

The table below shows our investment’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at December 31, 2003.

	Securities With Unrealized Loss as of December 31, 2003
	Less than 12 months		12 months or more		Total
(In thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
US Agencies and Mortgage Backed Securities	$196,117	$(2,188)	$3,454	$(48)	$199,571	$(2,236)
Collateralized Mortgage Obligations	11,499	(131)			11,499	(131)
Fannie Mae Trust Preferred Stock	19,646	(354)			19,646	(354)

Total Temporarily impaired securities	$227,262	$(2,673)	$3,454	$(48)	$230,716	$(2,721)

The Company regularly monitors investments for significant declines in fair value. Management has determined that the decline in fair value below amortized cost basis is temporary based on 1) declines are due to interest rate changes, 2) declines are not due to deterioration in the issuer’s creditworthiness and 3) the Company has the ability to hold the securities until there is a recovery.

4.    Loans and Allowance for Loan Losses

The loan portfolio consisted of the following at:

	December 31,
(In thousands)	2003	2002
Real estate loans	$140,441	$77,897
Residential mortgage loans	84,346	57,528
Construction loans	17,559	3,325
Commercial loans	103,363	78,976
Consumer loans	9,551	6,695

	355,260	224,421
Deferred loan origination (fees) costs, net	(246)	13
Allowance for loan losses	(3,943)	(2,435)

Loans, net	$351,071	$221,999

At December 31, 2003 and 2002, real estate loans of approximately $63 million and $32 million, respectively, were pledged to secure borrowings with the Federal Home Loan Bank.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the Company’s transactions in the allowance for loan losses is as follows:

	Year Ended December 31,
(Dollars in thousands)	2003	2002
Beginning balance	$2,435	$1,696
Provision for loan losses	1,515	755
Recoveries	—	—
Amounts charged off	(7)	(16)

Ending balance	$3,943	$2,435

As of December 31, 2003, the Company had $2.5 million in nonaccrual and impaired loans, no restructured loans, and no loans with principal balances more than 90 days past due still accruing interest. At December 31, 2002, the Company had $3,000 in nonaccrual loans, no restructured or impaired loans, and no loans with principal balances more than 90 days past due still accruing interest. On a year-to-date basis, the Company had an average investment in impaired loans of $593,000. The interest that would have been earned in 2003 had the impaired loans remained current in accordance with their original terms was $82,000.

The allowance for loan losses at December 31, 2003 includes an $811,000 valuation reserve established for the impaired loans on the basis of the fair value of the collateral securing these loans at December 31, 2003.

5.    Premises and Equipment

The major classes of premises and equipment are as follows:

	December 31,
(Dollars in thousands)	2003	2002
Furniture and equipment	$4,693	$4,430
Leasehold improvements	1,053	660

	5,746	5,090
Accumulated depreciation and amortization	(2,635)	(2,234)

	$3,111	$2,856

The amount of depreciation and amortization included in operating expense was $768,000, $969,000 and $652,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.    Deposits

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2003 and 2002 was $88 million and $94 million, respectively.

The scheduled maturities of time certificates of deposit of $100,000 or more at December 31, 2003 are as follows:

At December 31, 2003
(Dollars in thousands)
2004	$73,507
2005	7,079
2006	536
Thereafter	7,088

$88,210

7.    Borrowings

Borrowings consisted of the following:

	December 31,
	2003	2002
	(Dollars in thousands)
Securities sold under agreements to repurchase	$14,372	$7,102
Federal Home Loan advances—short-term	—	30,000
Federal Home Loan advances—long-term	124,000	55,000

	$138,372	$92,102

Securities sold under agreements to repurchase, which are classified as secured borrowings, mature within one day from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. The Company monitors the fair value of the underlying securities.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2003, the Company had long-term borrowings of $124 million obtained from the Federal Home Loan Bank. Of these long-term, Federal Home Loan Bank advances outstanding at December 31, 2003, $50 million are maturing within one year. The table below sets forth information, as of December 31, 2003, with respect to the amounts, in thousands of dollars, and the terms of the borrowings that the Company had obtained from the Federal Home Loan Bank. These advances, along with securities sold under agreements to repurchase, have a weighted-average annualized interest rate of 2.44%.

Principal Amounts	Per Annum Interest Rate	Maturity Dates	Principal Amounts	Per Annum Interest Rate	Maturity Dates
(Dollars in thousands)	(Dollars in thousands)
$ 5,000	1.40%	February 18, 2004(1)	$2,000	2.94%	August 28, 2006
15,000	3.17%	June 21, 2004	3,000	2.56%	September 18, 2006
20,000	2.25%	September 20, 2004	3,000	2.49%	September 25, 2006
10,000	2.20%	November 15, 2004	5,000	2.39%	October 2, 2006
9,000	1.93%	February 18, 2005	2,000	2.40%	October 2, 2006
5,000	2.24%	August 29, 2005	5,000	2.69%	December 12, 2006
10,000	2.70%	September 19, 2005	5,000	2.67%	December 18, 2006
3,000	1.93%	September 19, 2005	3,000	3.14%	September 18, 2007
5,000	1.76%	September 30, 2005	2,000	3.06%	September 24, 2007
5,000	2.50%	February 21, 2006	1,000	2.91%	October 1, 2007
6,000	2.34%	February 28, 2006

(1)	Paid at maturity in February, 2004.

Certain investment securities and real estate loans are pledged as collateral to secure these borrowings (see Notes 3 and 4). The Company had unused borrowing capacity with the Federal Home Loan Bank of $9 million at December 31, 2003 and $18 million at December 31, 2002.

As of December 31, 2003, the Company had $30 million of additional borrowing capacity in the form of security repurchase agreements with two investment banking firms and unused federal funds lines of credit of $10 million with correspondent banks.

At December 31, 2002, Federal Home Loan Bank borrowings totaled $85 million. Of those borrowings, $30 million consisted of short-term, overnight borrowings bearing interest at 1.13%. The remainder comprised long-term borrowings that, as of December 31, 2002, consisted of the following (which also were outstanding at December 31, 2003 and are included in the table above):

Principal Amounts	Per Annum Interest Rate	Maturity Dates
(Dollars in thousands)
$15,000	3.17%	June 21, 2004
20,000	2.25%	September 20, 2004
10,000	2.20%	November 15, 2004
10,000	2.70%	September 19, 2005

These Federal Home Loan Bank borrowings were obtained in accordance with the Company’s asset/liability management objective to reduce the Company’s exposure to interest rate fluctuations.

8.    Trust Preferred Securities

During fiscal 2002, the Company sold to institutional investors in private placements, an aggregate of $17,000,000 of trust preferred securities, as follows: (i) $5,000,000, sold in June 2002 by the Company’s newly formed wholly-owned subsidiary, Pacific Mercantile Capital Trust I, a Delaware trust, which mature in 30 years, are redeemable at the Company’s option beginning after 5 years, and require quarterly distributions, currently at a rate of 4.91%,

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

which resets quarterly at the three month LIBOR rate plus 3.75%; (ii) $5,000,000 sold in August 2002 the Company’s newly formed wholly-owned subsidiary, PMB Capital Trust I, a Delaware trust, which mature in 30 years, are redeemable at the Company’s option beginning after 5 years, and require semi-annually distributions, currently at a rate of 4.835% which resets semi-annually at the six month LIBOR rate plus 3.625%; (iii) $7,000,000, sold in September 2002 by the Company’s newly formed wholly-owned subsidiary, PMB Statutory Trust III, a Connecticut trust, which mature in 30 years, are redeemable at the Company’s option beginning after 5 years, and require quarterly distributions, currently at a rate of 4.57% which resets quarterly at the three month LIBOR rate plus 3.40%.

The trust preferred securities are subordinated to other borrowings that may be obtained by the Company. Additionally, at December 31, 2003 and 2002, $17 million and $14.1 million of the trust securities qualified as Tier I capital for regulatory purposes.

All accounts of the aforementioned trusts are included in the consolidated financial statements. The Company plans to de-consolidate the trust subsidiaries in accordance with FIN 46 and related revised interpretations in the first quarter of 2004. The adoption of FIN 46 is not expected to have a material effect on the Company’s financial condition or results of operations of the Company.

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

The following is a summary of loan transactions with directors of the Company and certain of their associated businesses:

	Year Ended December 31,
	2003(1)	2002(1)
	(Dollars in thousands)
Beginning balance	$1,310	$934
New loans granted	1,103	475
Principal repayments	(1,142)	(99)

Ending balance	$1,271	$1,310

(1)	Includes loans made to executive officers who are not also directors totaling $45,000 and $66,000 in 2003 and 2002, respectively.

Deposits by the Company held by the Bank at December 31, 2003 and 2002 amounted to approximately $37 million and $7 million, respectively.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.    Income Taxes

The components of income tax expense (benefit) consisted of the following for the years ended December 31:

(Dollars in thousands)	2003	2002	2001
Current taxes:
Federal	$1,349	$1,024	$373
State	418	192	91

Total current taxes	1,767	1,216	464
Deferred taxes:
Federal	(433)	(112)	(742)
State	(174)	(60)	(256)

Total deferred taxes	(607)	(172)	(998)

Total income tax expense (benefit)	$1,160	$1,044	$(534)

The components of the net deferred tax asset are as follows:

	December 31,
(Dollars in thousands)	2003	2002
Deferred tax assets/(liabilities):
Allowance for loan losses	$1,768	$1,092
Operational loss accrual	9	90
Deferred organizational and start-up expenses	22	57
Other accrued expenses	346	189
State taxes	156	122
Deferred compensation	141	82
Depreciation and amortization	(155)	(179)
Deferred loan origination costs	(344)	(185)
Deferred state taxes	(167)	(108)
Unrealized (gains) losses on securities	999	(458)
Other, net	—	10

Total deferred taxes	$2,775	$712

The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows:

	Year Ended December 31,
	2003	2002	2001
Federal income tax based on statutory rate	34.0%	34.0%	34.0%
State franchise tax net of federal income tax benefit	7.2	7.2	7.2
Permanent differences	(4.6)	—	—
Other	(0.8)	(.4)	1.0
Valuation allowance	—	—	(83.5)

Total income tax expense (benefit)	35.8%	40.8%	(41.3)%

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.    Net Income Per Share

The following data shows a reconciliation of the numerators and the denominators used in computing income per share and the weighted average number of shares of potentially dilutive common stock.

	Year Ended December 31,
	2003	2002	2001
	(Dollars in thousands)
Net income available to common shareholders
Used in basic income per share (Dollars in thousands)	$2,082	$1,516	$1,825

Basic income per share	$0.31	$0.24	$0.29

Weighted average number of common shares used in
Basic income per share	6,578,603	6,377,642	6,337,213
Effect of dilutive securities:
Options	287,567	159,214	161,269

Weighted number of common shares and potential dilutive common shares used in diluted income per share	6,866,170	6,536,856	6,498,482

Diluted income per share	$0.30	$0.23	$0.28

12.    Shareholders’ Equity

In June 2000, the Company sold 2,611,608 shares of its common stock in a public offering registered under the Securities Act of 1933. Proceeds of this public offering, net of underwriting discounts, commissions and other expenses of $2,366,000, totaled $18,527,000. In addition, the Company issued warrants to the managing underwriter for the public offering to purchase 250,000 shares of common stock at an exercise price of $9.60 per share. These warrants expire on June 14, 2005. In December 2003, the Company sold 3,680,000 shares at a price of $9.25 per share. The net offering proceeds (after deducting underwriting commissions and offering expenses) totaled $31,178,000. In addition, the Company issued warrants to the managing underwriter for the public offering to purchase 224,000 shares of common stock at an exercise price of $11.10 per share. These warrants expire on December 8, 2008.

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

The ability of the Bank to pay dividends is further restricted under the Federal Deposit Insurance Corporation Improvement Act of 1991 which prohibits a bank from paying dividends if, after making such payment, the bank would fail to meet any of its minimum capital requirements. Under the Financial Institutions Supervisory Act and Federal Financial Institutions Reform, Recovery and Enforcement Act of 1989, federal banking regulators also have authority to prohibit financial institutions from engaging in business practices which are considered to be unsafe or unsound. It is possible, depending upon the financial condition of the Bank and other factors, those regulators could assert that the payment of dividends in some circumstances might

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

constitute unsafe or unsound practices. Therefore, the Bank’s federal regulatory agency might prohibit the payment of dividends even though such payments would otherwise be technically permissible.

13.    Commitments and Contingencies

The Company leases certain facilities and equipment under various non-cancelable operating leases. Rent expense for the years ended December 31, 2003, 2002 and 2001 was $1,646,000, $1,648,000 and $1,153,000, respectively. Sublease income for the years ended December 31, 2003, 2002 and 2001 was $131,000, $100,000 and $42,000, respectively.

Future minimum non-cancelable lease commitments were as follows at December 31, 2003:

(In thousands)
2004	$1,864
2005	1,933
2006	1,490
2007	1,000
2008	930
Thereafter	156

Total	$7,373

In order to meet the financing needs of its customers in the normal course of business, the Company is party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements. At December 31, 2003 and 2002, the Company was committed to fund certain loans (inclusive of mortgages held for sale) amounting to approximately $157 million and $153 million, respectively. The contractual amounts of credit-related financial instruments such as commitments to extend credit, credit-card arrangements, and letters of credit represent the amounts of potential accounting loss should the contract be fully drawn upon, the customer default, and the value of any existing collateral become worthless.

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

The Company is subject to legal actions normally associated with financial institutions. At December 31, 2003 and 2002, the Company did not have any pending legal proceedings that are expected to be material to its consolidated financial condition or results of operations.

The Company is required to purchase stock in the Federal Reserve Bank in an amount equal to 6% of its capital, one-half of which must be paid currently with the balance due upon request.

The Bank is a member of the Federal Home Loan Bank (“FHLB”) and therefore, is required to purchase FHLB stock in an amount equal to the lesser of 1% of the Bank’s real estate loans that are secured by residential properties, or 5% of total advances.

As of December 31, 2003, the Company has a remaining reserve of $20,000 related to claims for refunds of credit card transactions processed by the Company for a former merchant customer that encountered financial difficulties and filed a petition in bankruptcy under the Federal Bankruptcy laws. As of December 31, 2002, the reserve amounted to $201,000. This reserve was reduced by $166,000 in 2003 based on an analysis completed by management. The reserve was originally established in 2001 for $700,000 and is included in operating losses for 2001. The remaining reserve represents management’s current estimate of the potential charges that the Company could incur for such refunds in the future. Management currently believes that the reserve is

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

adequate to cover the potential liability to the Company. However, additional refund claims could arise in the future which, if asserted, could require the Company to set aside additional reserves, the amounts of which, if any, cannot be predicted at this time.

14.    Derivative Financial Instruments

At December 31, 2003, approximately $19 million of loans held for sale were hedged and the value of the net interest rate locks was $22,000. At December 31, 2002, approximately $57 million of loans held for sale were hedged and the value of the net interest rate locks was $73,000. The Company did not have any ineffective hedges as of December 31, 2003 or 2002.

15.    Employee Benefit Plans

The Company has a 401(k) plan that covers substantially all full-time employees. It permits voluntary contributions by employees, a portion of which are matched by the Company. The Company’s expenses relating to its contributions to the 401(k) plan for the years ended December 31, 2003, 2002 and 2001 were $286,000, $191,000 and $151,000, respectively.

16.    Regulatory Matters and Capital/Operating Plans

The Company and the Bank are subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can lead to certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct and material adverse effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes that, as of December 31, 2003, that the Company and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2003, based on the applicable capital adequacy regulations, the Company and the Bank are categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Company and the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following tables. There are no conditions or events that management believes have changed the Company’s or the Bank’s classification as well-capitalized since December 31, 2003.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The actual capital amounts and ratios of the Company and the Bank at December 31, 2003 are presented in the following table:

			Applicable Federal Regulatory Requirement
	Actual		For Capital Adequacy Purposes		To be Categorized As Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk Weighted Assets:
Company	$92,337	19.2%	$38,406	At least 8.0%	$48,008	At least 10.0%
Bank	54,403	11.3%	38,379	At least 8.0%	47,974	At least 10.0%
Tier I Capital to Risk Weighted Assets:
Company	$88,394	18.4%	$19,203	At least 4.0%	$28,805	At least 6.0%
Bank	50,460	10.5%	19,190	At least 4.0%	28,785	At least 6.0%
Tier I Capital to Average Assets:
Company	$88,394	14.0%	$25,324	At least 4.0%	$31,655	At least 5.0%
Bank	50,460	7.4%	27,426	At least 4.0%	34,283	At least 5.0%

The actual capital amounts and ratios of the Company and the Bank at December 31, 2002 are presented in the following table:

			Applicable Federal Regulatory Requirement
	Actual		For Capital Adequacy Purposes		To be Categorized As Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk Weighted Assets:
Company	$57,772	12.8%	$36,121	At least 8.0%	$45,151	At least 10.0%
Bank	47,983	10.7%	36,012	At least 8.0%	45,015	At least 10.0%
Tier I Capital to Risk Weighted Assets:
Company	$51,070	11.3%	$18,060	At least 4.0%	$27,091	At least 6.0%
Bank	45,548	10.1%	18,006	At least 4.0%	24,309	At least 6.0%
Tier I Capital to Average Assets:
Company	$51,070	9.7%	$20,965	At least 4.0%	$26,206	At least 5.0%
Bank	45,548	8.7%	20,851	At least 4.0%	26,064	At least 5.0%

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17.    Parent Company Only Information

Condensed Statements of Financial Condition

(Dollars in thousands)

	December 31,
	2003	2002
Assets
Due from banks and interest-bearing deposits with financial institutions	$36,682	$6,849
Investment in subsidiaries	50,187	47,206
Securities available for sale, at fair value	454	1,645
Other assets	965	904

Total assets	$88,288	$56,604

Liabilities and Shareholders’ Equity
Liabilities	$591	$108
Subordinated debentures	17,527	17,527
Shareholders’ equity	70,170	38,969

Total liabilities and shareholders’ equity	$88,288	$56,604

Condensed Statements of Income

(Dollars in thousands)

	Year Ended December 31,
	2003	2002	2001
Interest income	$118	$195	$162
Interest expense	848	352	—
Other expenses	(15)	127	48
Equity in undistributed earnings of Subsidiaries	2,797	1,800	1,711

Net income	$2,082	$1,516	$1,825

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Statement of Cash Flows

(Dollars in thousands)

	Year Ended December 31,
	2003	2002	2001
Cash Flows from Operating Activities:
Net income	$2,082	$1,516	$1,825
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net amortization of premium on securities	39	13	—
(Increase) decrease in other assets	(59)	(782)	(122)
Undistributed earnings of subsidiary	(2,797)	(1,800)	(1,711)
Other, net	—	(1)	(1)
Increase (decrease) in other liabilities	483	108	(1)

Net cash used in operating activities	(252)	(946)	(10)

Cash Flows from Investing Activities:
Purchase of investment security available for sale	—	(2,052)	—
Principal payments received for investment security available for sale	1,148	395	—

Net cash provided by (used in) investing activities	1,148	(1,657)	—
Cash Flows from Financing Activities:
Proceeds from exercise of stock options	9	254	61
Proceeds from sale of common stock, net of offering expenses	31,178	—	—
Increase in subordinated debentures	—	17,527	—
Capital contribution to subsidiaries	(2,250)	(15,177)	—

Net cash provided by financing activities	28,937	2,604	61

Net increase (decrease) in cash and cash equivalents	29,833	1	51
Cash and Cash Equivalents, beginning of period	6,849	6,848	6,797

Cash and Cash Equivalents, end of period	$36,682	$6,849	$6,848

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

Interest-Bearing Deposits with Financial Institutions. The fair values of interest-bearing deposits maturing within ninety days approximate their carrying values.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Securities Available for Sale. For investment securities, fair value equals quoted market price, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

Loans Held for Sale. The fair value of loans held for sale is based on commitments on hand from investors or prevailing market prices.

Loans. The fair value for loans with variable interest rates is the carrying amount. The fair value of fixed rate loans is derived by calculating the discounted value of future cash flows expected to be received by the various homogeneous categories of loans. All loans have been adjusted to reflect changes in credit risk.

Deposits. The fair value of demand deposits, savings deposits, and money market deposits is defined as the amounts payable on demand at year-end. The fair value of fixed maturity certificates of deposit is estimated based on the discounted value of the future cash flows expected to be paid on the deposits.

Borrowings. The fair value of borrowings is the carrying amount for those borrowings that mature on a daily basis. The fair value of term borrowings is derived by calculating the discounted value of future cash flows expected to be paid out by the Company.

Trust Preferred Securities. The fair value of the trust preferred is defined as the carrying amount. These securities are variable rate in nature and reprice quarterly or semi-annually.

Commitments to Extend Credit and Standby Letters of Credit. The fair value of commitments to extend credit and standby letters of credit, are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. These fees are not deemed significant at December 31, 2003 and 2002.

The estimated fair values and related carrying amounts of the Company’s financial instruments are as follows:

	December 31,
	2003		2002
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$59,785	$59,785	$31,195	$31,195
Interest-bearing deposits with financial institutions	605	605	1,488	1,488
Federal Reserve Bank and Federal Home Loan Bank stock	7,546	7,546	6,247	6,247
Securities available for sale	273,995	273,995	247,218	247,218
Loans held for sale	19,168	19,168	57,294	57,294
Loans, net	351,071	352,022	221,999	222,455
Financial Liabilities:
Noninterest bearing deposits	156,890	156,890	112,732	112,732
Interest-bearing deposits	338,444	340,321	309,910	310,807
Borrowings	138,372	138,471	92,102	93,517
Trust preferred securities	17,000	17,000	17,000	17,000

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Since the Company derives all of its revenues from interest and noninterest income and interest expense is its most significant expense, these two segments are reported below using net interest income (interest income less interest expense) and noninterest income (primarily net gains on sales of loans held for sale and fee income) for the years ended December 31, 2003, 2002 and 2001. The Company does not allocate general and administrative expenses or income taxes to the segments.

(Dollars in thousands)	Commercial	Mortgage	Other	Total
Net interest income for the period ended:
December 31,
2003	$7,111	$2,998	$4,431	$14,540
2002	$5,713	$2,771	$3,560	$12,044
2001	$4,524	$2,347	$1,701	$8,572
Noninterest income for the period ended:
December 31,
2003	$1,496	$5,421	$739	$7,656
2002	$1,056	$4,742	$298	$6,096
2001	$608	$2,717	$101	$3,426
Segment Assets at:
December 31, 2003	$325,978	$45,812	$352,172	$723,962
December 31, 2002	$222,905	$57,890	$293,140	$573,935

20.    Quarterly Data

	Year Ended December 31,
	2003				2002
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Unaudited)
	(Dollars in thousands, except per share data)
Total interest income	$6,242	$6,196	$5,965	$7,151	$3,354	$3,538	$5,165	$6,294
Total interest expense	2,739	2,855	2,649	2,771	978	1,078	1,750	2,501

Net interest income	3,503	3,341	3,316	4,380	2,376	2,460	3,415	3,793
Provision for loan losses	375	222	518	400	50	155	250	300

Net interest income after provision for loan losses	3,128	3,119	2,798	3,980	2,326	2,305	3,165	3,493
Noninterest income	2,363	2,532	1,937	824	1,035	1,070	1,373	2,618
Noninterest expense	4,337	4,516	4,155	4,431	3,169	3,637	3,606	4,413

Income (loss) before income taxes	1,154	1,135	580	373	192	(262)	932	1,698

Income tax expense (benefit)	439	427	208	86	72	(99)	376	695

Net income (loss)	$715	$708	$372	$287	$120	$(163)	$556	$1,003

Net income (loss) per share:
Basic	$0.11	$0.11	$0.06	$0.03	$0.02	$(0.03)	$0.09	$0.16

Diluted	$0.11	$0.11	$0.05	$0.03	$0.02	$(0.03)	$0.08	$0.16

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31, 2001
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Unaudited)
	(Dollars in thousands, except per share data)
Total interest income	$2,927	$2,825	$3,091	$3,387
Total interest expense	1,016	883	864	895

Net interest income	1,911	1,942	2,227	2,492
Provision for loan losses	100	100	100	250

Net interest income after provision for loan losses	1,811	1,842	2,127	2,242
Noninterest income	494	770	1,071	1,091
Noninterest expense	1,836	2,192	2,763	3,366

Income (loss) before income taxes	469	420	435	(33)

Income tax expense (benefit)	—	—	(100)	(434)

Net income (loss)	$469	$420	$535	$401

Net income (loss) per share:
Basic	$0.07	$0.07	$0.08	$0.06
Diluted	$0.07	$0.07	$0.08	$0.06

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.    CONTROLS AND PROCEDURES

The Company’s management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) in effect as of December 31, 2003. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2003, the Company’s disclosure controls and procedures were adequate and effective and designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to them by others within these entities.

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Except for information regarding the Registrant’s executive officers which is included in Part I of this Report, the information called for by Item 10 is incorporated herein by reference from the Company’s definitive proxy statement which is scheduled to be filed with the Commission on or before April 29, 2004.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference from the Company’s definitive proxy statement which is scheduled to be filed with the Commission on or before April 29, 2004.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except for the information relating to the Company compensation plans set forth below, the information required by Item 12 is incorporated herein by reference from the Company’s definitive proxy statement which is scheduled to be filed with the Commission on or before April 29, 2004.

The following table provides information relating to our equity compensation plans as of December 31, 2003:

	Column A	Column B	Column C
	Number of Securities to be Issued upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column A
Equity compensation plans approved by shareholders	994,748	$6.42	920,807

Equity compensation plans not approved by shareholders	—	—	—

	994,748	$6.42	920,807

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated herein by reference from the Company’s definitive proxy statement which is scheduled to be filed with the Commission on or before April 29, 2004.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated herein by reference from the Company’s definitive proxy statement to be filed with the Commission on or before April 29, 2004 for the Company’s 2004 annual shareholders’ meeting.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

The following documents are filed as part of this Form 10-K:

(1)	Financial Statements:

See Index to Consolidated Financial Statements in Item 8 on Page 44 of this Report.

(2)	Financial Statement Schedules:

All schedules are omitted as the information is not required, is not material or is otherwise furnished.

(3)	Exhibits:

See Index to Exhibits on Page E-1 of this Form 10-K.

(4)	Current Reports on Form 8-K:

We filed a Current Report on Form 8-K dated February 25, 2004 to furnish, under Item 12 thereof, a copy of our press release announcing our consolidated results of operations for the period ended, and our consolidated financial position as of, December 31, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of March 2004.

PACIFIC MERCANTILE BANCORP

By:	/s/ RAYMOND E. DELLERBA

Raymond E. Dellerba President and Chief Executive Officer

POWER OF ATTORNEY

Each person whose signature appears below hereby appoints Raymond E. Dellerba, and Nancy Gray, and each of them individually, as his or her attorney-in-fact, with full power and authority, to sign in his or her behalf and in each capacity stated below, and to file, all amendments and/or supplements to this Annual Report on Form 10-K.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following officers and directors of the Registrant in the capacities indicated on March 29, 2004.

Signature	Title

/s/ RAYMOND E. DELLERBA Raymond E. Dellerba	President, Chief Executive Officer and Director Principal Executive Officer)

/s/ NANCY GRAY Nancy Gray	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ GEORGE WELLS George Wells	Chairman of the Board and Director

/s/ RONALD W. CHRISLIP Ronald W. Chrislip	Director

/s/ JULIA M. DIGIOVANNI Julia M. Digiovanni	Director

/s/ WARREN T. FINLEY Warren T. Finley	Director

/s/ JOHN THOMAS, M.D. John Thomas, M.d.	Director

/s/ ROBERT E. WILLIAMS Robert E. Williams	Director

S-1

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
2.1	Plan of Reorganization and Merger Agreement, dated as of February 29, 2000, between Pacific Mercantile Bank and Pacific Mercantile Bancorp(1)

3.1	Articles of Incorporation of Pacific Mercantile Bancorp(1)

3.2	Bylaws of Pacific Mercantile Bancorp(1)

4.1	Specimen form of Pacific Mercantile Bancorp Common Stock Certificate(1)

10.1	1999 Incentive Stock Option and Nonqualified Option Plan (the “1999 Plan”)(1)

10.2	Form of Stock Option Agreement pertaining to the 1999 Plan(1)

10.3	Employment Agreement, dated April 23, 1999 between Raymond E. Dellerba and Pacific Mercantile Bank(1)

10.5	Office Space Lease, dated December 8, 1999, between the Irvine Company and Pacific Mercantile Bank(1)

10.6	Sublease, dated as of August 3, 1999, between Wells Fargo Bank, N.A. and Pacific Mercantile Bank(1)

10.7	Sublease, dated as of September 16, 1998, between Washington Mutual Bank, FA, and Pacific Mercantile Bank(1)

10.8	Standard Internet Banking System Licensing Agreement, dated as of January 29, 1999, between Q-UP Systems and Pacific Mercantile Bank(1)

10.9	ODFI—Originator Agreement for Automated Clearing House Entries, dated as of February 16, 1999, between eFunds Corporation and Pacific Mercantile Bank(2)

10.10	Agreement, dated September 15, 1998, between Fiserv Solutions, Inc. and Pacific Mercantile Bank(1)

10.12	Form of Underwriter’s Warrant Agreement with Paulson Investment Company(3)

10.13	Commercial Office Building Lease dated February 26, 2001 between Metro Point 13580, Lot Three, a California limited partnership, and Pacific Mercantile Bank(4)

10.14	Form of Underwriting Agreement entered into by the Company with Paulson Investment Co., Inc. on December 5, 2003(5)

10.15	Form of Representative’s Warrant issued to Paulson Investment Company on December , 2003(6)

10.16	Office Space Lease dated March 9, 2001 between California State Teachers Retirement System and Pacific Mercantile Bank(7)

10.17	Assignment & Assumption of Office Space Lease, dated April 1, 2002, between First National Bank and Pacific Mercantile Bank(8)

10.18	Office Space Lease, dated Sept. 14, 2002, between Leonard & Gerald Katz and Pacific Mercantile Bank(9)

21	Subsidiaries of the Company

23.1	Consent of Grant Thornton LLP, Independent Certified Public Accountants

24.1	Power of Attorney (contained on the signature page of Annual Report)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbane-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbane-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbane-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbane-Oxley Act of 2002

(1)	Incorporated by reference to the same numbered exhibit to the Company’s Registration Statement (No. 333-33452) on Form S-1 filed with the Commission on June 14, 2000 (the “S-1 Registration Statement”).
(2)	Incorporated by reference to the Exhibit 10.8 to the above referenced S-1 Registration Statement.
(3)	Incorporated by reference to the Exhibit 1.2 to the above referenced S-1 Registration Statement.
(4)	Incorporated by reference to the same numbered exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.
(5)	Incorporated by reference to Exhibit 1.1 to Registration Statement on Form S-2 (No. 333-110377) filed with the SEC on November 10, 2003 (the “S-2 Registration Statement”).
(6)	Incorporated by reference to Exhibit 1.2 to the above referenced S-2 Registration Statement.
(7)	Incorporated by reference to Exhibit 10.11 to the above referenced S-2 Registration Statement.
(8)	Incorporated by reference to Exhibit 10.12 to the above referenced S-2 Registration Statement.
(9)	Incorporated by reference to Exhibit 10.13 to the above referenced S-2 Registration Statement.

E-1