Form 10-Q
period 2004-03-31
PACIFIC MERCANTILE BANCORP
filed 2004-05-14
CIK 1109546

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

10,081,248 shares of Common Stock as of May 10, 2004

PACIFIC MERCANTILE BANCORP

QUARTERLY REPORT ON FORM 10Q

FOR

THE QUARTER ENDED March 31, 2004

(i)

PART I. – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands)

	March 31, 2004	December 31, 2003
	(unaudited)
ASSETS

Cash and due from banks	$30,174	$23,785
Federal funds sold	39,000	36,000

Cash and cash equivalents	69,174	59,785
Interest-bearing deposits with financial institutions	611	605
Federal Reserve Bank and Federal Home Loan Bank Stock, at cost	9,153	7,546
Securities available for sale, at fair value	234,904	273,995
Loans held for sale, at lower of cost or market	24,741	19,168
Loans (net of allowances of $3,736 and $3,943, respectively)	408,308	351,071
Investment in unconsolidated subsidiaries	527	527
Accrued interest receivable	2,340	2,346
Premises and equipment, net	2,894	3,111
Other assets	6,724	6,335

Total assets	$759,376	$724,489

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$159,558	$156,890
Interest-bearing	344,242	338,444

Total deposits	503,800	495,334
Borrowings	163,773	138,372
Accrued interest payable	522	920
Other liabilities	2,082	2,166
Junior subordinated debentures	17,527	17,527

Total liabilities	687,704	654,319

Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, no par value, 2,000,000 shares authorized, none issued	—	—
Common stock, no par value, 20,000,000 shares authorized, 10,081,248 shares issued and outstanding at March 31, 2004 and December 31, 2003	69,047	69,049
Retained earnings	3,340	2,557
Accumulated other comprehensive income (loss)	(715)	(1,436)

Total shareholders’ equity	71,672	70,170

Total liabilities and shareholders’ equity	$759,376	$724,489

The accompanying notes are an integral part of these consolidated financial statements.

Part I. Item 1. (continued)

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except for per share data)

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Interest income:
Loans, including fees	$5,336	$4,148
Federal funds sold	66	154
Securities available for sale and stock	2,533	1,921
Interest-bearing deposits with financial institutions	2	19

Total interest income	7,937	6,242
Interest expense:
Deposits	1,613	2,046
Borrowings	1,144	693

Total interest expense	2,757	2,739

Net interest income	5,180	3,503
Provision for loan losses	615	375

Net interest income after provision for loan losses	4,565	3,128

Noninterest income	1,230	2,363
Noninterest expense	4,497	4,337

Income before income taxes	1,298	1,154
Income tax expense	514	439

Net income	$784	$715

Net income per share:
Basic	$0.08	$0.11

Diluted	$0.07	$0.11

Weighted average number of shares:
Basic	10,081,248	6,399,888
Diluted	10,509,465	6,562,537

The accompanying notes are an integral part of these consolidated financial statements.

Part I. Item 1. (continued)

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Net income	$784	$715
Other comprehensive gain, net of tax:
Change in unrealized gain (loss) on securities available for sale, net of tax effect	721	(108)

Total comprehensive income	$1,505	$607

The accompanying notes are an integral part of these consolidated financial statements.

Part I. Item 1. (continued)

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(unaudited)

	Three Months Ended March 31,
	2004	2003
Cash Flows From Operating Activities:
Net income	$784	$715
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	275	178
Provision for loan losses	615	375
Net amortization (accretion) of premium (discount) on securities	481	753
Net gains on sales of securities available for sale	(319)	(427)
Net gains on sales of loans held for sale	(559)	(1,579)
Proceeds from sales of loans held for sale	76,291	237,610
Originations and purchases of loans held for sale	(81,305)	(224,791)
Net decrease in accrued interest receivable	5	68
Net increase in other assets	(446)	(218)
Net increase in deferred taxes	(424)	(175)
Net decrease in accrued interest payable	(398)	(94)
Net decrease in other liabilities	(85)	(514)

Net cash (used in) provided by operating activities	(5,085)	11,901
Cash Flows From Investing Activities:
Net increase in interest-bearing deposits with financial institutions	(6)	(6)
Maturities of, proceeds from sales of and principal payments received for securities available for sale and other stock	57,985	121,795
Purchase of securities available for sale and other stock	(19,463)	(99,966)
Net increase in loans	(57,852)	(12,098)
Purchases of premises and equipment	(58)	(433)

Net cash (used in) provided by investing activities	(19,394)	9,292
Cash Flows From Financing Activities:
Net increase in deposits	8,467	47,937
Net increase (decrease) in borrowings	25,401	(1,952)

Net cash provided by financing activities	33,868	45,985

Net increase in cash and cash equivalents	9,389	67,178
Cash and Cash Equivalents, beginning of period	59,785	31,195

Cash and Cash Equivalents, end of period	$69,174	$98,373

Supplementary Cash Flow Information:
Cash paid for interest on deposits and other borrowings	$3,155	$2,859

Cash paid for income taxes	$79	$996

Non-Cash Investing Activity:
Net increase (decrease) in unrealized gains and losses on securities held for sale, net of income tax	$721	$(108)

The accompanying notes are an integral part of these consolidated financial statements.

Part I. Item 1. (continued)

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

1.	Nature of Business

The consolidated financial statements include the accounts of Pacific Mercantile Bancorp (“PMBC”) and its wholly owned subsidiaries, which are Pacific Mercantile Bank (the “Bank”) and PMB Securities Corp. (which, together with PMBC, shall be referred to as the “Company”). The Bank is chartered by the California Department of Financial Institutions (the “DFI”) and is a member of the Federal Reserve Bank of San Francisco (“FRB”). In addition, deposit accounts of the Bank’s customers are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to the maximum amount allowed by law.

The Bank, which accounts for substantially all of our consolidated operations and income and expenses, provides a full range of banking services to small and medium-size businesses, professionals and the general public in Orange, Los Angeles and San Diego Counties of California and is subject to competition from other financial institutions conducting operations in those same markets.

In June 2002, PMB Securities Corp., a wholly owned subsidiary of the Company, commenced operations as an SEC registered securities broker–dealer that is engaged in the retail securities brokerage business and is a member firm of the National Association of Securities Dealers.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10–Q and, therefore, do not include all footnotes as would be necessary for a fair presentation of financial position, results of operations, changes in cash flows and comprehensive income (loss) in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). However, these interim financial statements reflect all adjustments (consisting of normal recurring adjustments and accruals) which, in the opinion of the management, are necessary for a fair presentation of the results for the interim periods presented. These unaudited condensed consolidated financial statements have been prepared in accordance with US GAAP on a basis consistent with prior periods, and should be read in conjunction with the Company’s audited financial statements as of and for the year ended December 31, 2003 and the notes thereto included in the Company’s Annual Report on Form 10–K for the fiscal year ended December 31, 2003 filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934.

The Company’s consolidated financial position at March 31, 2004, and the results of its operations for the three month period ended March 31, 2004, are not necessarily indicative of the results of operations that may be expected for any other interim period during or for the full year ending December 31, 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.-)

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries Pacific Mercantile Bank and PMB Securities Corp. All significant intercompany accounts and transactions have been eliminated in consolidation. In accordance with Financial Interpretation Number (FIN) 46, the wholly owned subsidiaries, Pacific Mercantile Capital Trust I, PMB Capital Trust I, and PMB Statutory Trust III, are not included in the consolidated financial statements. See “ – Recent Accounting Pronouncements” in this section.

Nonperforming Loans

At March 31, 2004, the Company had $1.5 million in nonaccrual loans and impaired loans, no restructured or delinquent loans 90 days or more with principal that were still accruing interest.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.-)

2.	Significant Accounting Policies (Cont.-)

Stock Option Plan (Cont.-)

SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income and income per share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2004	2003
Net Income:
As reported	$784	$715
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	109	79

Pro Forma	$675	$636

Income Per Share as Reported:
Basic	$0.08	$0.11
Fully diluted	0.07	0.11
Income Per Share Pro Forma:
Basic	$0.07	$0.10
Fully diluted	0.06	0.10
Weighted Average Number of Shares:
Basic	10,081,248	6,399,888
Fully diluted	10,509,465	6,562,537

The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions for the three months ended March 31, 2004 and 2003, respectively: dividend yield of 1.22% and 2.43%, expected volatility of 57% and 38%, risk-free interest rate of 3.02% and 3.17%, and, in each case, an expected option life of 5 years.

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

Recent Accounting Pronouncements

In December 2002, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities”—an interpretation of Accounting Research Bulletin (“ARB”) No. 51. This Interpretation defines a variable interest entity and provides that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities and results of the activities of the variable interest entity should be included in consolidated financial statements with those of the business enterprise. Furthermore, the FASB indicates that the voting interest approach of ARB No. 51 is not effective in identifying controlling financial interests in entities that are not controllable through voting interest or in which the equity investors do not bear the residual economic risk. This Interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Interpretation applies to public enterprises as of the beginning of the applicable interim or annual period. In January 2004, subsequent to the issuance of FIN 46, the FASB issued a revised interpretation, the provisions of which must be applied to certain variable interest entities by March 31, 2004. The Company has determined that the provisions of FIN 46, as revised, require deconsolidation of the subsidiary trusts which issued trust preferred securities. The Company deconsolidated the trusts as of March 31, 2004, as required by FIN 46, as revised. The adoption of FIN 46 and its revisions did not have a material impact on the Company’s financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.-)

2.	Significant Accounting Policies (Cont.-)

Reclassification

Certain amounts in the accompanying 2003 consolidated financial statements have been reclassified to conform to 2004 presentation.

Commitments and Contingencies

To meet the financing needs of its customers in the normal course of business, the Company is party to financial instruments with off–balance sheet risk. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements. At March 31, 2004, the Company was committed to fund loans totaling approximately $143 million (inclusive of mortgages held for sale). The contractual amounts of credit-related financial instruments such as commitments to extend credit, credit-card arrangements, and letters of credit represent the amounts of potential accounting loss should the contract be fully drawn upon, the customer default, and the value of any existing collateral become worthless.

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

In the ordinary course of business, the Company is subject to legal actions normally associated with financial institutions. At March 31, 2004, the Company was not a party to any pending legal actions that is expected to be material to its consolidated financial condition or results of operations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Pacific Mercantile Bancorp is a bank holding company that owns all of the stock of Pacific Mercantile Bank (the “Bank”), which is a commercial bank that provides a full range of banking services to small and medium-size businesses, professionals and the general public in Orange, Los Angeles and San Diego counties, in Southern California. Substantially all of our operations are conducted by the Bank, which accounts for substantially all of our consolidated revenues and operating costs.

The following discussion presents information about our consolidated results of operations for the quarters ended March 31, 2004 and 2003 and our consolidated financial condition, liquidity and capital resources at March 31, 2004 and December 31, 2003 and should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Report.

Forward–Looking Information

Statements contained in this Report that are not historical facts or that discuss our expectations or beliefs regarding our future operations or future financial performance, or financial or other trends in our business, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. Often, they include the words “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “project,” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could,” or “may.” Such forward-looking statements are based on current information and assumptions about future events over which we do not have control and our business is subject to a number of risks and uncertainties that could cause our financial condition or operating results in the future to differ significantly from those expected at the current time. Those risks and uncertainties are described below in the Section of this Report entitled “Forward Looking Information and Uncertainties Regarding Our Future Financial Performance” and readers of this Report are urged to read that Section in its entirety.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and general practices in the banking industry. The accounting policies we follow in determining the sufficiency of our allowance for loan losses and the fair value of derivative financial instruments involve judgments and assumptions which can have a material impact on the carrying value of our loans and those financial instruments, respectively, and, as a result, we consider these accounting policies to be critical accounting policies.

Allowance for Loan Losses. In determining the adequacy of the allowance for loan losses, we use historical loss factors, adjusted for current economic market conditions and other economic indicators, to determine the losses inherent in our loan portfolio. Actual loan losses could be greater than that predicted by those loss factors and our current assessments of current conditions and economic trends if unanticipated changes were to occur in those conditions. In such an event, we would be required to increase the allowance for loan losses by means of a charge to income referred to in our financial statements as the “provision for loan losses.” Such an increase would reduce the carrying value of our loans on our balance sheet, and the additional provision for loan losses taken to increase that allowance would reduce our income, in the period when it is determined that an increase in the allowance for loan losses is necessary. See “—Provision for Loan Losses” and “—Allowance for Loan Losses” below.

Derivative Financial Instruments. The derivative financial instruments that we enter into consist primarily of interest rate lock commitments that are designed to hedge mortgage loans held for sale. At March 31, 2004, approximately $25 million of mortgage loans held for sale were hedged. We estimate the fair value of mortgage loans held for sale based on period end market interest rates obtained from various mortgage investors. If the fair values of the mortgage loans held for sale were to decline below those estimated values, we would be required to reduce the carrying values of the mortgage loans held for sale on our statement of financial condition and, correspondingly, reduce our noninterest income. We also enter into non-designated derivative instruments relating to mortgage loan interest rate lock commitments with borrowers and investors in order to reduce our exposure to adverse fluctuations in interest rates. At March 31, 2004 we had $19 million of mortgage loan commitments identified as non-designated derivative instruments. We estimate the fair value of these mortgage loan commitments based on market interest rates at period end. If the fair value of these non-designated derivative instruments were to decline below the expected values, we would be required to recognize a reduction in our noninterest income.

Overview of Operating Results in the First Quarter ended March 31, 2004

The following table sets forth information regarding the interest income that we generated, the interest expense that we incurred, our net interest income, noninterest income, noninterest expense, and our net income and net income per share for the three months ended March 31, 2004 and 2003.

	Three Months Ended March 31,
	2004 Amount	2003 Amount	Percent Change
(Dollars in thousands except per share data)	(Unaudited)
Interest income	$7,937	$6,242	27.2%
Interest expense	2,757	2,739	0.7%

Net interest income	$5,180	$3,503	47.9%
Noninterest income	$1,230	$2,363	(47.9)%
Noninterest expense	$4,497	$4,337	3.7%
Net income	$784	$715	9.7%
Net income per share—diluted	$0.07	$0.11	(36.4)%
Weighted average number of diluted shares	10,509,465	6,562,537	60.1%

Key Factors Affecting Operating Results in the First Quarter of 2004

•	Increase in Net Interest Income. The increase in net income in the first quarter of 2004 was principally attributable to the 48% increase in net interest income in that period, as compared to the like period in 2003. The increase in net interest income was primarily due to increases in the volume of interest earning assets, including a $104 million, or 37%, increase in our average volume of outstanding loans (inclusive of mortgages held for sale), and an increase of $64 million in the average volume of securities available for sale, during the three months ended March 31, 2004 over the three months ended March 31, 2003.

•	Decline in Noninterest Income. As indicated in the table above, noninterest income in the first quarter this year declined by $1.1 million, or 48%, primarily as a result of a substantial decrease in mortgage loan originations that were largely due to market conditions including increases in prevailing mortgage interest rates. That decline offset somewhat the positive effect on net income of the increase in net interest income.

•	Slowing in Growth of Noninterest Expense and Resulting Improvement in Efficiency Ratio. The rate of growth of noninterest expense in the first quarter this year slowed as compared to the prior year first quarter and contributed to an improvement in our efficiency ratio (noninterest expense expressed as a percentage of the sum of net interest income and noninterest income) to 70% in first quarter ended March 31, 2004 from 74% in the like period of 2003.

•	Increase in Outstanding Shares. In December 2003, we completed a public offering of 3,680,000 shares of our common stock at a public offering price of $9.25 per share. Primarily as a result, the weighted average number of diluted shares outstanding increased by 60% to 10,509,465 diluted shares for the quarter ended March 31, 2004 from 6,562,537 diluted shares for the corresponding quarter in 2003, resulting in a decline in net income per share to $0.07 per share from $0.11 per share.

Set forth below are certain key financial performance ratios and other financial data for the periods indicated:

	Three Months Ended March 31,
	2004	2003
	(Unaudited)
Return on average assets (1).	.43%	.50%
Return on average shareholders’ equity (1)	4.42%	7.44%
Net interest margin (2)	2.99%	2.56%

(1)	Annualized.

(2)	Net interest income expressed as a percentage of total average interest earning assets.

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

	Three Months Ended March 31,
	2004 Amount	2003 Amount	Percent Change
(Dollars in thousands except per share data)	(Unaudited)
Interest income	$7,937	$6,242	27.2%
Interest expense	2,757	2,739	0.7%

Net interest income	$5,180	$3,503	47.9%
Net interest margin	2.99%	2.56%

First quarter ended March 31, 2004, compared to first quarter ended March 31, 2003. As the table above indicates, the $1.7 million, or 48% increase in the net interest income in the first quarter ended March 31, 2004, was entirely attributable to a $1.7 million, or 27% increase in our interest income during that quarter. Our interest expense remained essentially unchanged in the quarter ended March 31, 2004, despite a $74 million increase in average advances from the Federal Home Loan Bank during that quarter, as compared to the same quarter last year.

The increase in interest income was primarily attributable to an increase in the volume of interest earning assets during the first quarter of 2004, including a $104 million increase in the average of outstanding loans (including mortgages held for sale) and a $64 million increase in the average securities available for sale during the first quarter of fiscal 2004 over the corresponding period of fiscal 2003. Those increases in average interest earning assets, which enabled us to offset, to a significant extent, the impact of declining interest rates on our interest income, were funded primarily by the increase in deposits and in borrowings we obtained from the Federal Home Loan Bank and a shift of funds out of lower yielding federal funds sold during fiscal 2004.

The fact that interest expense remained substantially unchanged in the first quarter of 2004, as compared to the same quarter last year, was attributable to the decline in market rates of interest, which almost entirely offset the effects on interest expense of the volume related increases in interest bearing deposits and other interest bearing liabilities.

The improvement in our net interest margin for the first quarter ended March 31, 2004 to 2.99% from 2.56% in the first quarter ended March 31, 2003, was primarily due to a decline in the yield on our interest bearing liabilities to 2.19% for the first quarter of 2004 from 2.54% in the first quarter of the prior year, primarily reflective of a decline in the prime rate of interest by approximately 25 basis points shortly after the first quarter 2003. By contrast, despite that decline in the prime interest rate, the yield on our interest earning assets remained relatively unchanged at 4.58% and 4.56% for the three months ended March 31, 2004 and 2003, respectively, primarily as a result of interest rate floors established on loans.

The following table sets forth changes in interest income, including loan fees, and interest paid in the three months ended March 31, 2004, as compared to the same period in 2003 and the extent to which those changes were attributable to changes in the volume and rates of interest earning assets and in the volume and rates of interest-bearing liabilities.

Changes in interest earned and interest paid due to the mix of earning assets and interest bearing liabilities have been allocated to the change due to volume and the change due to rate in proportion to the relationship of the absolute dollar amounts of the changes in each.

	Three Months Ended March 31, 2004 Compared to 2003 Increase (decrease) due to:
	Volume	Rate	Total
	(Dollars in thousands)
Interest income:
Short-term investments	$(65)	$(40)	$(105)
Securities available for sale and stock	588	24	612
Loans	2,894	(1,706)	1,188

Total earning assets	3,417	(1,722)	1,695
Interest expense:
Interest-bearing checking accounts	55	(63)	(8)
Money market and savings accounts	350	(428)	(78)
Certificates of deposit	(165)	(182)	(347)
Other borrowings	405	58	463
Junior subordinated debentures	—	(12)	(12)

Total interest-bearing liabilities	645	(627)	18

Net interest income	$2,772	$(1,095)	$1,677

The above table indicates that the $1.7 million increase in our net interest income in the three months ended March 31, 2004 as compared to the like period in 2003 was the result of a $2.8 million increase in the volume variance offset by a $1.1 million decrease in the rate variance.

Provision for Loan Losses

Like virtually all banks and other financial institutions, we follow the practice of maintaining a reserve or allowance (the “Allowance”) for possible losses on loans that occur from time to time as an incidental part of the banking business. When it is determined that the payment in full of a loan has become unlikely, the carrying value of the loan is reduced to what management believes is its realizable value. This reduction, which is referred to as a loan “charge-off,” or “write-down” is charged against that Allowance. The amount of the Allowance for Loan Losses is increased periodically (i) to replenish the Allowance after it has been reduced due to loan charge-offs, (ii) to reflect changes in the volume of outstanding loans, and (iii) to take account of changes in the risk of potential losses due to a deterioration in the condition of borrowers or in the value of property securing non–performing loans or changes in economic conditions. See “—Financial Condition—Allowance for Loan Losses and Nonperforming Loans” below in this Section of this Report. Increases in the Allowance for Loan Losses are made through a charge, recorded as an expense in the statement of income referred to as the “provision for loan losses.” Recoveries of loans previously charged-off are added back to and, therefore, have the effect of increasing, the Allowance for Loan Losses.

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

Noninterest Income

Noninterest income consists primarily of mortgage banking income (which includes loan origination and processing fees and service released premiums) and net gains on sales of loans held for sale, which are generated by our mortgage loan division. That division, which we established during fiscal 2001, originates conforming and non-conforming, agency quality, residential first lien and home equity mortgage loans.

The volume of residential mortgage refinancings is subject to significant fluctuations as interest rates change. Therefore, changes in interest rates can impact our loan origination and processing fees and yield spread premiums. For example, the decline in mortgage rates which occurred in 2002 and the first six months of 2003 increased demand for mortgage loan refinancings. Conversely, an increasing interest rate environment, which occurred over the last nine months, would generally cause a decline in loan refinancings and, therefore, corresponding declines in the volume of mortgage loan originations and in the income that the mortgage banking division would be able to generate. We seek to manage the impact of changes in interest rates by seeking to originate mortgages for home purchases which are not as interest rate sensitive as mortgage loan refinancings. Mortgage loans for home purchases accounted for approximately 27% of our mortgage loan fundings in the quarter ended March 31, 2004 and approximately 11% of our mortgage loan fundings in the quarter ended March 31, 2003.

The following table identifies the components of and the percentage changes in noninterest income in the first quarter of 2004, as compared to the same period in 2003.

	Three Months Ended March 31,
	Amount		Percentage Change
	2004	2003	2004 vs. 2003
	(Dollars in thousands)
Mortgage banking (including net gains on sales of loans held for sale)	$542	$1,579	(65.7)%
Service charges and fees on deposits	185	135	37.0%
Net gains on sales of securities available for sale	319	427	(25.3)%
Other	184	222	(17.1)%

Total noninterest income	$1,230	$2,363	(47.9)%

The decrease in noninterest income in the three months ended March 31, 2004, over the same period in 2003 was primarily attributable to substantial decreases in mortgage loan refinancings prompted by rising market rates of interest and the decrease of $108,000 in net gains on securities available for sale. The increase in service charges and fees was attributable to the growth in the volume of our deposits subsequent to the first quarter of 2003.

Noninterest Expense

The following table sets forth the principal components of noninterest expense and the amounts thereof, incurred in the three months ended March 31, 2004 and 2003, respectively.

	Three Months Ended March 31,
	Amount		Percentage Change
	2004	2003	2004 vs. 2003
	(Dollars in thousands)
Salaries and employee benefits	$2,412	$2,457	(1.8)%
Occupancy	506	459	10.2%
Equipment and depreciation	343	290	18.3%
Data processing	164	148	10.8%
Professional fees	314	189	66.1%
Other loan related	82	143	(42.7)%
Other operating expense(1)	676	651	3.8%

Total noninterest expense	$4,497	$4,337	3.7%

(1)	Other operating expense primarily consists of telephone, courier charges, insurance premiums, postage, stationery and supplies, customer expenses and correspondent bank fees.

As indicated in the table above, total noninterest expense for the three months ended March 31, 2004 increased by 3.7% to $4.5 million from $4.3 million for the corresponding period of 2003. That increase was primarily attributable to expansion costs incurred during the period subsequent to March 31, 2003, offset somewhat by a reduction in mortgage lending salaries, commissions and other loan related expenses due to the decline in the volume of mortgage refinancing.

Our ability to control noninterest expense in relation to the level of net revenue (net interest income plus noninterest income) can be measured in terms of noninterest expenses as a percentage of net revenue. This is known as the efficiency ratio and indicates the percentage of revenue that is used to cover expenses. In the three months ended March 31, 2004, our efficiency ratio improved to 70% from 74% for the three months ended March 31, 2003. These decreases, which indicate that a proportionately smaller amount of net revenue was needed to cover noninterest expenses arising from our day-to-day operations, was primarily attributable to the fact that in 2003 we were in the midst of implementing an expansion program that began in 2002, but which was substantially completed by the end of 2003. However, in April 2004 we received the regulatory approvals needed to open our seventh full service financial center, which will be located in Long Beach, California, approximately 25 miles south Los Angeles and 20 miles north of our headquarters offices in Costa Mesa, California. We also will be seeking to open at least two additional financial centers in Southern California. As a result, we expect noninterest expense to increase during the balance of 2004.

Asset/Liability Management

The primary objective of asset/liability management is to reduce our exposure to interest rate fluctuations, which can affect our net interest margins and, therefore, our net interest income and net earnings. We seek to achieve this objective by matching interest rate sensitive assets and liabilities, and maintaining the maturities and the repricing of these assets and liabilities at appropriate levels in light of the prevailing interest rate environment. Generally, if rate sensitive assets exceed rate sensitive liabilities, net interest income will be positively impacted during a rising interest rate environment and negatively impacted during a declining interest rate environment. When rate sensitive liabilities exceed rate sensitive assets, net interest income generally will be positively impacted during a declining interest rate environment and negatively impacted during a rising interest rate environment. However, because interest rates for different asset and liability products offered by depository institutions respond differently to changes in the interest rate environment, the relationship or “gap” between interest sensitive assets and interest sensitive liabilities is only a general indicator of interest rate sensitivity and how our net interest income might be affected by changing rates of interest.

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

The table below sets forth information concerning our rate sensitive assets and liabilities at March 31, 2004. The assets and liabilities are classified by the earlier of maturity or repricing dates in accordance with their contractual terms. Certain shortcomings are inherent in the method of analysis presented in the following table.

	Three Months Or Less	Over Three Through Twelve Months	Over One Year Through Five Years	Over Five Years	Non- Interest- Bearing	Total
	(Dollars in thousands)
Assets
Interest-bearing deposits in other financial institutions	$413	$198	$—	$—	$—	$611
Securities available for sale	8,151	42,781	95,378	88,594	—	234,904
Federal Reserve Bank and Federal Home Loan Bank stock	7,807	—	—	1,346	—	9,153
Federal funds sold	39,000	—	—	—	—	39,000
Loans, gross	197,412	45,449	151,840	42,084	—	436,785
Non-interest earning assets, net	—	—	—	—	38,923	38,923

Total assets	$252,783	$88,428	$247,218	$132,024	$38,923	$759,376

Liabilities and Shareholders Equity
Noninterest-bearing deposits	$—	$—	$—	$—	$159,558	$159,558
Interest-bearing deposits	171,402	113,807	59,018	15	—	344,242
Borrowings	28,773	45,000	90,000	—	—	163,773
Junior subordinated debentures	17,527	—	—	—	—	17,527
Other liabilities	—	—	—	—	2,604	2,604
Shareholders’ equity	—	—	—	—	71,672	71,672

Total liabilities and shareholders equity	$217,702	$158,807	$149,018	$15	$233,834	$759,376

Interest rate sensitivity gap	$35,081	$(70,379)	$98,200	$132,009	$(194,911)

Cumulative interest rate sensitivity gap	$35,081	$(35,298)	$62,902	$194,911	$—

Cumulative % of rate sensitive assets in maturity period	33.29%	44.93%	77.49%	94.87%	100.0%

Rate sensitive assets to rate sensitive liabilities	116%	56%	166%	N/A	N/A

Cumulative ratio	116%	91%	112%	137%	N/A

At March 31, 2004, our rate sensitive balance sheet was shown to be in a negative twelve-month gap position. This implies that our net interest margin would decrease in the short–term if interest rates rise and would increase in the short-term if interest rates were to fall. However, as noted above, the extent to which our net interest margin will be impacted by changes in prevailing interests rates will depend on a number of factors, including how quickly rate sensitive assets and liabilities react to interest rate changes, the mix of our interest earning assets (loans versus other interest earning assets, such as securities) and the mix of our interest bearing deposits (between for example, lower interest core deposits and higher cost time certificates of deposit) and our other interest bearing liabilities.

Derivative Financial Instruments

The Bank uses derivative instruments to reduce its exposure to adverse fluctuations in interest rates in accordance with its risk management policy. Generally, if interest rates increase, the value of the Bank’s mortgage loan commitments to borrowers and mortgage loans held for sale are adversely impacted. The Bank attempts to economically hedge 100% of the risk of the overall change in the fair value of loan commitments to borrowers and mortgage loans held for sale by entering into rate lock commitments with investors in mortgage loans at the date loan commitments are made to the individual borrowers. These rate lock commitments are entered into at the same terms as those extended to borrowers to be delivered to the investors at a future date.

Mortgage loan commitments to borrowers and rate lock commitments with investors in mortgage loans are non-designated derivative instruments and are included in mortgage loans held for sale, gains and losses resulting from these derivative instruments are included in gains on sales of loans in the Company’s consolidated statements of income.

Financial Condition

Assets

Our total consolidated assets increased by $35 million, or 5%, to $759 million at March 31, 2004 from $724 million at December 31, 2003. That increase was funded by increases in deposits and borrowings which were used primarily to fund loans and purchases of investment securities and to sell federal funds to other banks.

The following table sets forth the interest earning assets:

	March 31, 2004	December 31, 2003
	(Dollars in thousands)
Federal funds sold	$39,000	$36,000
Interest-bearing deposits with financial institutions	611	605
Securities available for sale, at fair value	234,904	273,995
Loans and loans held for sale (net of allowances of $3,736 and $3,943, respectively)	433,049	370,239

Loans Held for Sale

Loans held for sale in the secondary market, which consist primarily of mortgage loans, totaled $25 million at March 31, 2004, an increase of $6 million from $19 million at December 31, 2003. Loans held for sale are carried at the lower of cost or estimated fair value in the aggregate except for those that are designated as fair value hedges, which are carried at fair value. There were $25 million of loans held for sale designated as fair value hedges at March 31, 2004, and there were no ineffective hedges. Net unrealized losses on loans held for sale, if any, are recognized through a valuation allowance by charges to income. As of March 31, 2004, we had recognized approximately $97,000 in net unrealized gains related to these loans held for sale and unfunded commitments to make such loans.

Loans

The following table sets forth the composition, by loan category, of our loan portfolio, excluding mortgage loans held for sale, at March 31, 2004 and December 31, 2003:

	March 31, 2004		December 31, 2003
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial loans	$105,089	25.5%	$103,363	29.1%
Real estate loans	144,827	35.1%	140,441	39.5%
Residential mortgage loans	127,378	30.9%	84,346	23.8%
Construction loans	29,899	7.3%	17,559	4.9%
Consumer loans	5,156	1.2%	9,551	2.7%

Gross loans	412,349	100.0%	355,260	100.0%

Deferred fee (income) costs, net	(305)		(246)
Allowance for loan losses	(3,736)		(3,943)

Loans, net	$408,308		$351,071

Commercial loans are loans to businesses to finance capital purchases or improvements, or to provide cash flow for operations. Real estate and residential mortgage loans are loans secured by trust deeds on real property, including commercial property and single family and multi-family residences. Construction loans are interim loans to finance specific construction projects. Consumer loans include installment loans to consumers.

The following tables set forth the maturity distribution of our loan portfolio (excluding consumer loans and mortgage loans held for sale) at March 31, 2004:

	March 31, 2004
	One Year Or Less	Over One Year Through Five Years	Over Five Years	Total
	(Dollars in thousands)
Real estate and construction loans(1)
Floating rate	$33,451	$29,753	$91,464	$154,668
Fixed rate	196	5,468	14,394	20,058
Commercial loans
Floating rate	50,684	26,287	10,053	87,024
Fixed rate	5,166	11,517	1,382	18,065

Total	$89,497	$73,025	$117,293	$279,815

(1)	Does not include mortgage loans on single and multi-family residences and consumer loans, which totaled $127.4 million and $5.2 million, respectively, at March 31, 2004.

Allowance for Loan Losses and Nonperforming Loans

Allowance for Loan Losses. The allowance for loan losses (the “Allowance”) at March 31, 2004 was $3.7 million, which represented about 0.91% of the loans outstanding at March 31, 2004, as compared to $3.9 million, or 1.11%, of the loans outstanding at December 31, 2003, in each case exclusive of loans held for sale. This reduction in the Allowance at March 31, 2004 was the result of a loan charge off of $822,000 for which reserves that had been included in the Allowance at December 31, 2003.

We carefully monitor changing economic conditions, the loan portfolio by category, the financial condition of borrowers, the history of the loan portfolio, and we follow bank regulatory guidelines in determining the adequacy of the Allowance. We believe that the Allowance at March 31, 2004 is adequate to provide for losses inherent in the loan portfolio. However, as the volume of loans increases, additional provisions for loan losses will be required to maintain the Allowance at adequate levels. Additionally, the Allowance was established on the basis of estimates and judgments regarding such matters as economic conditions and trends and the condition of borrowers, historical industry loan loss data and regulatory guidelines, and actual loan losses in the future could vary from the losses predicted on the basis of those estimates, judgments and guidelines. Therefore, if economic conditions were to deteriorate, or interest rates were to increase, which would have the effect of increasing the risk that borrowers would encounter difficulties meeting their loan payment obligations, it could become necessary to increase the Allowance by means of additional provisions for loan losses. See “—Results of Operations—Provision for Loan Losses” above.

Set forth below is a summary of the transactions in the allowance for loan losses for the three months ended March 31, 2004:

(Dollars in thousands)
Balance, beginning of period	$3,943
Provision for loan losses	615
Recoveries	0
Amounts charged off	(822)

Balance, end of period	$3,736

The $822,000 charge off in the three months ended March 31, 2004 represents one loan that had been fully reserved and included in the end of period Allowance balance as of December 31, 2003.

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

At March 31, 2004, we had $1.5 million of commercial loans that were delinquent 90 days or more and classified as nonaccrual and impaired loans, for which we have measured and established a reserve (which is included as part of our Allowance for Loan Losses) based on the fair value of the collateral securing those loans. At December 31, 2003 there were $2.5 million of loans that were delinquent 90 days or more and classified as nonaccrual loans, of which (as described above) $822,000 was charged off during the quarter ended March 31, 2004. We had no loans delinquent 90 days or more with principal still accruing interest or any restructured loans at March 31, 2004 or December 31, 2003. At March 31, 2004, our average investment in impaired loans on a year-to-date basis was $2.0 million. The interest that we would have earned in the first quarter of 2004, had the impaired loans remained current in accordance with their original terms was $34,000.

Deposits

Average Balances of and Average Interest Rates Paid on Deposits. Set forth below are the average amounts (in thousands) of, and the average rates paid on, deposits in the following period:

	Three Months Ended March 31, 2004
	Average Balance	Average Rate
	(Dollars in thousands)
Noninterest-bearing demand deposits	$150,398	—
Interest-bearing checking accounts	18,818	0.32%
Money market and savings deposits	117,141	1.08%
Time deposits	197,152	2.62%

Total deposits	$483,509	1.34%

Deposit Totals. Deposits totaled $504 million at March 31, 2004 as compared to $495 million at December 31, 2003. At March 31, 2004, noninterest-bearing deposits comprised $160 million, or 32% of total deposits, as compared to $157 million, or 32%, of total deposits at December 31, 2003. By comparison, certificates of deposit in denominations of $100,000 or more comprised $86 million and $88 million of total deposits at March 31, 2004 and December 31, 2003, respectively.

Set forth below is a maturity schedule of domestic time certificates of deposit outstanding at March 31, 2004:

	March 31, 2004
Maturities	Certificates of Deposit Under $100,000	Certificates of Deposit $100,000 or more
	(Dollars in thousands)
Three months or less	$13,534	$18,621
Over three and through twelve months	64,521	49,286
Over twelve months	40,933	18,101

Total	$118,988	$86,008

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

Since we derive substantially all of our revenues from interest and noninterest income, and interest expense is the most significant expense, these two segments are reported below using net interest income (interest income less interest expense) and noninterest income (primarily net gains on sales of loans held for sale and fee income) for the quarters ended March 31, 2004, and 2003. The Company does not allocate general and administrative expenses or income taxes to the segments.

	Commercial	Mortgage	Other	Total
	(Dollars in thousands)
Net interest income for the period ended:
March 31,
2004	$3,109	$614	$1,457	$5,180
2003	$1,318	$831	$1,354	$3,503
Noninterest income for the period ended:
March 31,
2004	$251	$542	$437	$1,230
2003	$188	$1,681	$494	$2,363
Segment Assets at:
March 31, 2004	$359,521	$75,337	$324,518	$759,376
December 31, 2003	$325,978	$45,812	$352,699	$724,489

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

Cash flow From (Provided by) Financing Activities. Cash flow of $34 million was provided by financing activities during the three months ended March 31, 2004, the source of which consisted primarily of increases in deposits and borrowings.

Cash flow From (Used in) Operating Activities. We used $5 million of cash flow in our operating activities, primarily representing the origination of loans held for sale, which totaled $81 million in the quarter ended March 31, 2004, offset by proceeds of $76 million from sales of loans held for sale.

Cash flow (Used in) Investing. Cash flow used in investing activities was $19 million, primarily to purchase investment securities available for sale, and to fund increases in loans, offset somewhat by proceeds from sales of and principal payments received on investment securities available for sale in the three months ended March 31, 2004.

Our liquid assets, which included cash and due from banks, federal funds sold, interest earning deposits with financial institutions and unpledged securities available for sale (excluding Federal Reserve Bank and Federal Home Loan Bank stock) totaled $149 million or 20% of total assets at March 31, 2004.

The relationship between gross loans and total deposits provides a useful measure of our liquidity. Since repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loan-to-deposit ratio the less liquid are our assets. On the other hand, since we realize greater yields and higher interest income on loans than we do on investments, a lower loan-to-deposit ratio can adversely affect interest income and earnings. As a result, our goal is to achieve a loan-to-deposit ratio that appropriately balances the requirements of liquidity and the need to generate a fair return on assets. At March 31, 2004, the ratio of loans-to-deposits (excluding loans held for sale) was 81%, compared to 72% at December 31, 2003.

Off Balance Sheet Arrangements

Loan Commitments and Standby Letters of Credit. In order to meet the financing needs of our customers in the normal course of business, we make commitments to extend credit and issue standby commercial letters of credit to or for our customers. At March 31, 2004 and December 31, 2003, we were committed to fund certain loans (inclusive of mortgages held for sale) amounting to approximately $143 million and $157 million, respectively.

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

To varying degrees, commitments to extend credit involve elements of credit and interest rate risk for us that are in excess of the amounts recognized in our balance sheets. Our exposure to credit loss in the event of nonperformance by the customers to whom such commitments are made is equal to the amount of those commitments. As a result, before making such a commitment to a customer, we evaluate the customer’s creditworthiness using the same underwriting standards that we apply when deciding whether or not to approve loans to the customer. In addition, we often require the customer to secure its payment obligations for amounts drawn on such commitments with collateral such as accounts receivable, inventory, property, plant and equipment, income-producing commercial properties, residential properties and properties under construction. As a consequence, our exposure to credit and interest rate risk on such commitments is not different in character or amount than risks inherent in the outstanding loans in our loan portfolio.

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

Contractual Obligations

Borrowings. As of March 31, 2004, we had long-term borrowings of $90 million and short-term borrowings of $60 million obtained from the Federal Home Loan Bank. The table below sets forth the amounts, in thousands of dollars, and the terms of the Federal Home Loan Bank borrowings. These advances, along with the securities sold under agreements to repurchase, have a weighted-average annualized interest rate of 2.43%.

Principal Amounts	Per Annum Interest Rate	Maturity Dates	Principal Amounts	Per Annum Interest Rate	Maturity Dates
(Dollars in thousands)			(Dollars in thousands)
$15,000	3.17%	June 21, 2004	$2,000	2.94%	August 28, 2006
20,000	2.25%	September 20, 2004	3,000	2.56%	September 18, 2006
10,000	2.20%	November 15, 2004	3,000	2.49%	September 25, 2006
6,000	1.27%	January 24, 2005	5,000	2.39%	October 2, 2006
9,000	1.93%	February 18, 2005	2,000	2.40%	October 2, 2006
5,000	2.24%	August 29, 2005	5,000	2.69%	December 12, 2006
10,000	2.70%	September 19, 2005	5,000	2.67%	December 18, 2006
3,000	1.93%	September 19, 2005	4,000	2.50%	January 22, 2007
5,000	1.76%	September 30, 2005	5,000	2.57%	February 12, 2007
6,000	1.94%	January 23, 2006	3,000	3.14%	September 18, 2007
5,000	2.00%	February 13, 2006	2,000	3.06%	September 24, 2007
5,000	2.50%	February 21, 2006	1,000	2.91%	October 1, 2007
6,000	2.34%	February 28, 2006	5,000	3.45%	February 11, 2009

At March 31, 2004, U.S. Agency and Mortgage Backed securities, U.S. Government agency securities and collateralized mortgage obligations with a fair market value of $155 million and $63 million of residential mortgage and other real estate secured loans were pledged to secure these Federal Home Loan Bank borrowings, repurchase agreements, local agency deposits, and Treasury, tax and loan accounts.

The highest amount of borrowings outstanding at any month end during the quarter ended March 31, 2004 consisted of $150 million of long-term advances from the Federal Home Loan Bank and $16 million of overnight borrowings in the form of securities sold under repurchase agreements. During 2003, the highest amount of borrowings outstanding at any month end consisted of $103 million of advances from the Federal Home Loan Bank of which $48 million was short-term, $9 million in overnight federal funds purchased, and $6 million of overnight borrowings in the form of securities sold under repurchase agreements.

Junior Subordinated Debentures. Pursuant to rulings of the Federal Reserve Board, bank holding companies have been permitted to issue long term subordinated debt instruments that will, subject to certain conditions, qualify as and, therefore, augment capital for regulatory purposes. Pursuant to those rulings, in 2002, we formed subsidiary grantor trusts to sell and issue to institutional investors a total of $17 million principal amount of floating junior trust preferred securities (“trust preferred securities”) and we received the net proceeds from that issuance in exchange for our issuance to the grantor trusts of $17 million principal amount of junior subordinated floating rate debentures (the “Debentures”) with payment terms that mirror those of the Debentures. The payments that we make of interest and principal on the Debentures are used by the grantor trusts to make the payments that come due to the holders of the trust preferred securities pursuant to the terms of those securities. As required by FIN 46 (which is described in “Note 2—Significant Accounting Policies—Recent Accounting Pronouncements,” to our Interim Unaudited Consolidated Financial Statements-included earlier in this Report), we deconsolidated the trusts as of March 31, 2004. Set forth below is certain information regarding the terms of the Debentures:

Issue Date	Principal Amount	Interest Rate	Maturity Date
	(Dollars in thousands)
June 2002	$5,000	LIBOR plus 3.75% (1)	June 2032
August 2002	$5,000	LIBOR plus 3.625% (2)	August 2032
September 2002	$7,000	LIBOR plus 3.40% (1)	September 2032

(1) Interest rate resets quarterly

(2) Interest rate resets semi-annually

The Debentures require quarterly or semi-annually payments, at the respective rates of interest set forth in the table above and are redeemable at our option beginning after 5 years.

Under the Federal Reserve Board rulings, the borrowings evidenced by the Debentures, which are subordinated to all other borrowings that are outstanding or which we may obtain in the future, were eligible (subject to certain limitations) to qualify and, at March 31, 2004, all $17 million of those Debentures did qualify, as Tier I capital for regulatory purposes. See discussion below under the subcaption “—Regulatory Capital Requirements.”

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

The following is a summary of the major components of securities available for sale and a comparison of the amortized cost, estimated fair values and gross unrealized gains and losses as of March 31, 2004 and December 31, 2003:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(Dollars in thousands)
March 31, 2004
Securities Available For Sale:
U.S. Agencies and Mortgage Backed Securities	$207,558	$270	$1,498	$206,330
Collateralized Mortgage Obligations	13,072	5	119	12,958

Total Government and Agencies Securities	220,630	275	1,617	219,288
Fannie Mae Trust Preferred Stock	15,000	114	—	15,114
Mutual Fund	500	2	—	502

Total Securities Available For Sale	$236,130	$391	$1,617	$234,904

December 31, 2003
Securities Available For Sale:
U.S. Agencies and Mortgage Backed Securities	$235,795	$239	$2,236	$233,798
Collateralized Mortgage Obligations	20,628	54	131	20,551

Total Government and Agencies Securities	256,423	293	2,367	254,349
Fannie Mae Trust Preferred Stock	20,000	—	354	19,646

Total Securities Available For Sale	$276,423	$293	$2,721	$273,995

At March 31, 2004, U.S. Agencies and Mortgage Backed securities, U.S. Government agency securities and collateralized mortgage obligations with an aggregate fair market value of $155 million were pledged to secure Federal Home Loan Bank advances, repurchase agreements, local agency deposits, and Treasury, tax and loan accounts.

The amortized cost and estimated fair value at March 31, 2004, of securities available for sale, are shown in the table below by contractual maturities and historical prepayments based on the prior three months of principal payments. Expected maturities will differ from contractual maturities and historical prepayments, particularly with respect to collateralized mortgage obligations, because borrowers may react to interest rate market conditions differently than the historical prepayment rates.

	Maturing in
	One year or less	Over one year through five years	Over five years through ten years	Over ten years	Total
	(Dollars in thousands)
Securities available for sale, amortized cost	$61,323	$99,576	$55,606	$19,625	$236,130
Securities available for sale, estimated fair value	61,219	98,822	55,312	19,551	234,904
Weighted average yield	3.53%	3.55%	3.83%	3.97%	3.65%

The table below shows as of March 31, 2004, the gross unrealized losses and fair values of our investments, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	Securities With Unrealized Loss as of March 31, 2004
	Less than 12 months		12 months or more		Total
(Dollars In thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
US Agencies and Mortgage Backed Securities	$143,035	$(1,440)	$4,192	$(58)	$147,227	$(1,498)
Collateralized Mortgage Obligations	11,034	(119)	—	—	11,034	(119)

Total Temporarily impaired securities	$154,069	$(1,559)	$4,192	$(58)	$158,261	$(1,617)

We regularly monitor investments for significant declines in fair value. We have determined that the declines in the fair values of these investments below amortized cost, as set forth in the table above, are temporary based on the following : (i) those declines are due to interest rate changes and not due to a deterioration in the creditworthiness of the issuers of those investment securities, and (ii) we have the ability to hold those securities until there is a recovery in their values.

Capital Resources

Capital Regulatory Requirements Applicable to Banking Institutions. Under federal banking regulations that apply to all United States based bank holding companies and federally insured banks, the Company (on a consolidated basis) and the Bank (on a stand-alone basis) must meet specific capital adequacy requirements that, for the most part, involve quantitative measures that determine the ratios of their capital to their assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Under those regulations, based primarily on those quantitative measures each bank holding company and each federally insured bank is determined by its primary federal bank regulatory agency to come within on of the following categories.

•	well capitalized

•	adequately capitalized

•	undercapitalized

•	significantly undercapitalized; or

•	critically undercapitalized

Certain qualitative assessments also are made by a banking institution’s primary federal regulatory agency that could lead the agency to determine that the banking institution should be assigned to a lower capital category than the one indicated by the quantitative measures used to assess the institution’s capital adequacy. At each successive lower capital category, a bank and its bank holding company are subject to greater operating restrictions and increased regulatory supervision by their federal bank regulatory agencies.

The following table sets forth the amounts of capital and capital ratios of the Company (on a consolidated basis) and the Bank (on stand alone bases) at March 31, 2004, as compared to the respective minimum regulatory requirements applicable to them.

			Applicable Federal Regulatory Requirement
	Actual		Capital Adequacy Purposes		To be Categorized As Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total Capital to Risk Weighted Assets:
Company	$93,123	18.0%	$41,292	At least 8.0%	$51,615	At least 10.0%
Bank	56,400	11.0%	40,988	At least 8.0%	51,236	At least 10.0%
Tier 1 Capital to Risk Weighted Assets:
Company	$89,387	17.3%	$20,646	At least 4.0%	$30,969	At least 6.0%
Bank	52,679	10.3%	20,494	At least 4.0%	30,741	At least 6.0%
Tier 1 Capital to Average Assets:
Company	$89,387	12.2%	$29,311	At least 4.0%	$36,639	At least 5.0%
Bank	52,679	7.2%	29,274	At least 4.0%	36,593	At least 5.0%

As of March 31, 2004, based on applicable capital regulations, the Company (on a consolidated basis) and the Bank (on a stand-alone basis) qualify as well capitalized institutions under the capital guidelines described above.

The consolidated total capital and Tier 1 of the Company, at March 31, 2004, include approximately $17 million of long term indebtedness evidenced by the Junior Subordinated Debentures that we issued in 2002 in connection with the sale of junior trust preferred securities. See”—Financial Condition—Contractual Obligations” above. Because we contributed those proceeds to the capital of the Bank, its total capital and Tier 1 capital, at March 31, 2004 also include the proceeds of the sale of the Debentures.

We have been informed that the Federal Reserve Board is evaluating whether FIN No. 46, (which is described in “Note 2—Significant Accounting Policies— Recent Accounting Pronouncements,” to our Interim Unaudited Consolidated Financial Statement” included earlier in this Report), will have any impact on its previous rulings that the Debentures, issued to secure trust preferred securities of its grantor trusts/ will qualify as Tier I capital. However, we have been advised the Federal Reserve Board is permitting bank holding companies to continue reporting such subordinated indebtedness as part of our Tier I capital for regulatory purposes. In the event that the Federal Reserve Board was to retroactively revoke its prior rulings, we would become entitled under the instruments governing the Debentures to redeem those Debentures at par without having to wait until 2007 to do so.

Public Offering of Common Stock in 2003. In December 2003 we completed a public offering of 3,680,000 shares of our common stock at a price $9.25 per share. The net proceeds of that public offering, which totaled approximately $31 million, increased our total capital to support, and are to be used primarily to fund, the addition of full service financial centers that we plan to establish in Southern California over the next 12 to 18 months.

Dividend Policy. The Company intends to retain earnings to support future growth and, therefore, does not expect to pay dividends for at least for the next 12-18 months.

FORWARD LOOKING INFORMATION AND RISKS AND UNCERTAINTIES REGARDING OUR FUTURE FINANCIAL PERFORMANCE

This Report, including the discussion and analysis of our financial condition and results of operations set forth above, contains certain forward-looking statements. Forward-looking statements are estimates of, or expectations or beliefs regarding our future financial performance that are based on current information and that are subject to a number of risks and uncertainties that could cause our actual operating results and financial performance in the future to differ significantly from those expected at the current time. Those risks and uncertainties include, although they are not limited to, the following:

Risks Related to Our Business

We face intense competition from other banks and financial institutions that could hurt our business.

We conduct our business operations in Southern California. The banking business in Southern California is highly competitive and is dominated by a relatively small number of large multi-banks with offices operating over wide geographical areas. We also compete with other financial service businesses, mutual fund companies, and securities brokerage and investment banking firms that offer competitive banking and financial products and services. The larger banks, and some of those other financial institutions, have greater resources that enable them to conduct extensive advertising campaigns and to shift resources to regions or activities of greater potential profitability. Some of these banks and institutions also have substantially more capital and higher lending limits that could enable them to attract larger clients, and offer financial products and services that we are unable to offer, particularly with respect to attracting loans and deposits.

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

The large majority of our customers and the properties securing a large proportion of our loans are located in Southern California. A worsening or even a continuation of the economic slowdown that has affected Southern California during the past three years could harm our business by:

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

Additionally, real estate values in California have been increasing rapidly in recent years. In the event that these values are not sustained or other events, such as earthquakes or fires, that may be more prevalent in Southern California than other geographic areas, cause a decline in real estate values, our collateral coverage for our loans will be reduced and we may suffer increased loan losses.

Adverse changes in national economic conditions and Federal Reserve Board monetary policies could affect our operating results.

Our ability to achieve and sustain profitability is substantially dependent on our net interest income. Like most banking organizations and other depository institutions, our interest income is affected by a number of factors outside of our control, including changes in market rates of interest, which in turn are affected by changes in national economic conditions and national monetary policies adopted by the Federal Reserve Board. During the past three years, the Federal Reserve Board has followed a policy of reducing interest rates in an effort to stimulate the national economy. Those interest rate reductions, coupled with continued sluggishness in the economy, led to decreases in our net interest margin during 2003 and made it more difficult to increase earnings. We cannot predict whether the improvement in the economy will continue or when interest rates will increase and, thereby, lessen the downward pressure on net interest margins.

On the other hand, increases in interest rates would require us to increase the rates of interest we must pay to attract and maintain our deposits. If we are unable to effectuate commensurate increases in the rates we are able to charge on existing or new loans due to competitive pressures or contractual restrictions on our ability to increase interest rates on existing loans, our net interest margin may suffer despite the increase in interest rates. Changes in economic conditions and increasing rates of interest also could cause prospective borrowers to fail to qualify for our loan products and reduce loan demand, including mortgage refinancings, thereby reducing not only our net interest margins, but also our noninterest income which, in the past, helped to offset, to some extent, the impact of declining interest rates on our operating results. In addition, changes in economic conditions could adversely affect the financial capability of borrowers to meet their loan obligations which could result in loan losses and require increases in provisions made for possible loan losses, which could reduce our income.

Rapid growth could strain our resources and lead to operating problems or inefficiencies.

We have grown substantially in the past five years by opening new financial centers. We intend over the next 12 to 18 months to open additional financial centers, primarily in Southern California, either by opening new offices or acquiring one or more community banks primarily in Southern California. The opening of new offices or the acquisition of another bank will result in increased operating expenses until new banking offices or acquired banking operations attract sufficient business to cover operating expenses, which usually takes at least six to twelve months. There is no assurance, however, as to how long it would take for new financial centers to begin generating positive cash flow and earnings. Also, we cannot assure that we will be able to adequately manage our growth, which will make substantial demands on the time and attention of management and on our capital resources. The failure to prepare appropriately and on a timely basis for growth could cause us to experience inefficiencies or failures in our service delivery systems, regulatory problems, and erosion in customer confidence, unexpected expenses or other problems.

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

We are subject to extensive supervision and regulation by federal and state bank regulatory agencies. The primary objective of these agencies is to protect bank depositors and other customers and not shareholders, whose respective interests will often differ. The regulatory agencies have the legal authority to impose restrictions which they believe are needed to protect depositors and customers of banking institutions, even if such restrictions would adversely affect the ability of the banking institution to expand its business, or increase its costs of doing business or hinder its ability to compete with financial services companies that are not regulated or are less regulated. Additionally, due to the complex and technical nature of many of the government regulations to which banking organizations are subject, inadvertent violations may occur. In such an event, we would be required to correct or implement measures to prevent a recurrence of such violations. If more serious violations were to occur, the regulatory agencies could limit our activities or growth, fine us or ultimately put us out of business.

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

Our success depends to a great extent on the continued availability of our existing management, in particular on Raymond E. Dellerba, President and Chief Executive Officer. In addition to their skills and experience as bankers, these officers provide us with extensive community ties upon which our competitive strategy is partially based. We do not maintain key-man life insurance on these executives, other than Mr. Dellerba. As a result, the loss of the services of any of these officers could harm our ability to implement our business strategy.

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

Other Risks

Other risks that could affect our future financial performance are described in the Section entitled “Risk Factors” in the Prospectus dated December 8, 2003, included in our S-2 Registration Statement filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended, and in our Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, and readers are urged to review those risks as well.

Due to these and other possible uncertainties and risks, readers are cautioned not to place undue reliance on the forward looking statements, which speak only as of the date of this Report. We also disclaim any obligation to update forward-looking statements contained in this Report or in the above-referenced S-2 Registration Statement or Annual Report on Form 10-K.

ITEM 3.	MARKET RISK

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

The Company’s management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) in effect as of March 31, 2004. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2004, the Company’s disclosure controls and procedures were adequate and effective and designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to them by others within these entities.

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 6.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

The following documents are filed Exhibits to the Quarterly Report on Form 10-Q:

(a)	Exhibits:

Exhibit 31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act

Exhibit 31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act

Exhibit 32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act

Exhibit 32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act

(b)	Current Reports on Form 8-K:

We filed a Current Report on Form 8-K dated May 6, 2004 to furnish, under Item 12 thereof, a copy of our press release announcing our consolidated results of operations for the period ended, and our consolidated financial position as of, March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC MERCANTILE BANCORP

Date: May 13, 2004	By:	/s/ NANCY A. GRAY

Nancy A. Gray Chief Executive Officer and Chief Financial Officer

S-1

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

31.1	Certification of Chief Executive Officer under to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer under to Section 302 of the Sarbanes-Oxley Act

32.1	Certification of Chief Executive Officer under to Section 906 of the Sarbanes-Oxley Act

32.2	Certification of Chief Financial Officer under to Section 906 of the Sarbanes-Oxley Act

E-1