Form 10-Q
period 2004-06-30
PACIFIC MERCANTILE BANCORP
filed 2004-08-11
CIK 1109546

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

10,082,248 shares of Common Stock as of August 9, 2004

PACIFIC MERCANTILE BANCORP

QUARTERLY REPORT ON FORM 10Q

FOR

THE QUARTER ENDED June 30, 2004

(i)

PART I. – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands)

	June 30, 2004	December 31, 2003
	(unaudited)
ASSETS
Cash and due from banks	$32,657	$23,785
Federal funds sold	22,100	36,000

Cash and cash equivalents	54,757	59,785
Interest-bearing deposits with financial institutions	608	605
Federal Reserve Bank and Federal Home Loan Bank Stock, at cost	9,314	7,546
Securities available for sale, at fair value	238,116	273,995
Loans held for sale, at lower of cost or market	23,736	19,168
Loans (net of allowances of $3,994 and $3,943, respectively)	454,937	351,071
Investment in unconsolidated subsidiaries	527	527
Accrued interest receivable	2,643	2,346
Premises and equipment, net	2,715	3,111
Other assets	9,739	6,335

Total assets	$797,092	$724,489

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$179,436	$156,890
Interest-bearing	355,593	338,444

Total deposits	535,029	495,334
Borrowings	170,931	138,372
Accrued interest payable	989	920
Other liabilities	2,266	2,166
Junior subordinated debentures	17,527	17,527

Total liabilities	726,742	654,319

Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, no par value, 2,000,000 shares authorized, none issued	—	—
Common stock, no par value, 20,000,000 shares authorized, 10,082,248 and 10,081,248 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	69,018	69,049
Retained earnings	4,281	2,557
Accumulated other comprehensive income (loss)	(2,949)	(1,436)

Total shareholders’ equity	70,350	70,170

Total liabilities and shareholders’ equity	$797,092	$724,489

The accompanying notes are an integral part of these consolidated financial statements.

Part I. Item 1. (continued)

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except for per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Interest income:
Loans, including fees	$6,096	$4,373	$11,431	$8,522
Federal funds sold	136	164	201	319
Securities available for sale and stock	1,834	1,645	4,368	3,567
Interest-bearing deposits with financial institutions	3	14	6	31

Total interest income	8,069	6,196	16,006	12,439
Interest expense:
Deposits	1,692	2,097	3,304	4,143
Borrowings	1,195	758	2,339	1,452

Total interest expense	2,887	2,855	5,643	5,595

Net interest income	5,182	3,341	10,363	6,844
Provision for loan losses	258	222	873	597

Net interest income after provision for loan losses	4,924	3,119	9,490	6,247

Noninterest income	1,011	2,532	2,240	4,895
Noninterest expense	4,310	4,516	8,807	8,853

Income before income taxes	1,625	1,135	2,923	2,289
Income tax expense	685	426	1,199	865

Net income	$940	$709	$1,724	$1,424

Net income per share:
Basic	$0.09	$0.11	$0.17	$0.22

Diluted	$0.09	$0.11	$0.16	$0.21

Weighted average number of shares:
Basic	10,081,567	6,400,240	10,081,407	6,400,065
Diluted	10,514,706	6,680,603	10,512,786	6,629,537

The accompanying notes are an integral part of these consolidated financial statements.

Part I. Item 1. (continued)

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income	$940	$709	$1,724	$1,424
Other comprehensive gain, net of tax:
Change in unrealized gain (loss) on securities available for sale, net of tax effect	(2,234)	(352)	(1,513)	(462)

Total comprehensive income (loss)	$(1,294)	$357	$211	$962

The accompanying notes are an integral part of these consolidated financial statements.

Part I. Item 1. (continued)

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(unaudited)

	Six Months Ended June 30,
	2004	2003
Cash Flows From Operating Activities:
Net income	$1,724	$1,424
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	553	359
Provision for loan losses	873	597
Net amortization of premium (discount) on securities	1,145	1,883
Net gains on sales of securities available for sale	(369)	(625)
Net gains on sales of loans held for sale	(907)	(3,204)
Proceeds from sales of loans held for sale	163,255	449,854
Originations and purchases of loans held for sale	(166,875)	(454,860)
Mark to market gain/(loss) adjustment of loans held for sale	(41)	236
Net (decrease) increase in accrued interest receivable	(297)	143
Net increase in other assets	(1,129)	(1,476)
Net increase in deferred taxes	(1,262)	(792)
Net increase in accrued interest payable	69	252
Net increase in other liabilities	100	17,110

Net cash (used in) provided by operating activities	(3,161)	10,901
Cash Flows From Investing Activities:
Net increase (decrease) in interest-bearing deposits with financial institutions	(3)	192
Maturities of, proceeds from sales of and principal payments received for securities available for sale and other stock	97,308	189,285
Purchase of securities available for sale and other stock	(66,499)	(198,084)
Net increase in loans	(104,739)	(28,914)
Purchases of premises and equipment	(157)	(383)

Net cash used in investing activities	(74,090)	(37,904)
Cash Flows From Financing Activities:
Net increase in deposits	39,695	56,219
Offering expenses from sale of common stock	(38)	0
Proceeds from exercise of stock options	7	7
Net increase in borrowings	32,559	1,385

Net cash provided by financing activities	72,223	57,611

Net increase/(decrease) in cash and cash equivalents	(5,028)	30,608
Cash and Cash Equivalents, beginning of period	59,785	31,195

Cash and Cash Equivalents, end of period	$54,757	$61,803

Supplementary Cash Flow Information:
Cash paid for interest on deposits and other borrowings	$5,574	$5,363

Cash paid for income taxes	$880	$1,397

Non-Cash Investing Activities:
Transfer of loan to other real estate owned	$1,517	$0

Net decrease in net unrealized gains and losses on securities held for sale, net of income tax	$(1,513)	$(462)

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10–Q and, therefore, do not include all footnotes as would be necessary for a fair presentation of financial position, results of operations, changes in cash flows and comprehensive income (loss) in accordance with standards of the Public Company Accounting Oversight Board (United States). However, these interim financial statements reflect all adjustments (consisting of normal recurring adjustments and accruals) which, in the opinion of the management, are necessary for a fair presentation of the results for the interim periods presented. These unaudited condensed consolidated financial statements have been prepared in accordance with a basis consistent with prior periods, and should be read in conjunction with the Company’s audited financial statements as of and for the year ended December 31, 2003 and the notes thereto included in the Company’s Annual Report on Form 10–K for the fiscal year ended December 31, 2003 filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934.

The Company’s consolidated financial position at June 30, 2004, and the results of its operations for the three month and six month periods ended June 30, 2004, are not necessarily indicative of the results of operations that may be expected for any other interim period during or for the full year ending December 31, 2004.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.-)

2.	Significant Accounting Policies (Cont.-)

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries Pacific Mercantile Bank and PMB Securities Corp. All significant intercompany accounts and transactions have been eliminated in consolidation. Prior to March 31, 2004, our wholly owned subsidiaries, Pacific Mercantile Capital Trust I, PMB Capital Trust I, and PMB Statutory Trust III, (the “Trust Subsidiaries”), were included in our consolidated financial statements. However, in accordance with a revision, adopted by the Financial Accounting Standards Board (the “FASB”) in January 2004, to Financial Interpretation Number (FIN) 46, effective as of March 31, 2004 the Trust Subsidiaries were de-consolidated and are not included in our consolidated financial statements. See “ – Recent Accounting Pronouncements” in this section.

Nonperforming Loans and Other Assets

At June 30, 2004, the Company had $13,000 in nonaccrual and impaired loans and had no restructured loans and no loans that were past due as to principal for 90 days that were still accruing interest. Other nonperforming assets at June 30, 2004, consisted of $1.5 million in other real estate owned valued at the lower of cost or market.

Income Per Share

Basic income per share for any fiscal period is computed by dividing net income for such period available to shareholders by the weighted average number of common shares outstanding during that period. Fully diluted income per share reflects the potential dilution that could occur if convertible securities were converted, or options, or contracts to issue common stock, were exercised, into common stock or resulted in the issuance of common stock that then shared in net income available to shareholders.

Stock-Based Employee Compensation Plans

The Company accounts for stock-based employee compensation as prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and has adopted the disclosure provisions of Statements of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock Based Compensation.” SFAS No. 123 requires pro-forma disclosures of the Company’s net income and net income per share as if the fair value based method of accounting for stock based awards had been applied. Under the fair value based method, compensation cost is recorded based on the value of the award at the grant date and is recognized over the service period. In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”, which amended the disclosure requirements of FASB No. 123 to require certain disclosures about stock-based employee compensation plans in an entity’s accounting policy footnote. The disclosure requirements for interim financial information became effective for interim periods that began after December 15, 2002 and in the case of calendar year-end entities, such as the Company, the new interim period disclosures were required to be included in their interim financial statements beginning with the second quarter of 2003. The Company has adopted the disclosure provisions of SFAS No. 148 and, in accordance therewith, the disclosures required by SFAS No. 148 are included in the accompanying footnotes to these consolidated financial statements.

Effective March 2, 1999, the Board of Directors adopted a stock option plan (the “1999 Option Plan”), which was subsequently approved by the Company’s shareholders. The 1999 Option Plan authorizes the granting of options to directors, officers and other key employees, that entitle them to purchase shares of common stock of the Company at a price per share equal to or above the fair market value of the Company’s shares on the date the option is granted. Options may vest immediately or over various periods of up to five years, determined by the Company’s Compensation Committee at the time it approves the grant of options under the 1999 Option Plan and expire 10 years after the grant date, or following termination of service, if sooner. A total of 1,248,230 shares were authorized for issuance under the 1999 Option Plan (which number has been adjusted for stock splits effectuated subsequent to the Plan’s adoption).

Effective February 17, 2004, the Board of Directors adopted the Pacific Mercantile Bancorp 2004 Stock Incentive Plan (the “2004 Plan”), which was subsequently approved by the Company’s shareholders. That Plan authorizes the granting of options and rights to purchase restricted stock to directors, officers and other key employees, that entitle them to purchase shares of common stock of the Company at a price per share equal to or above the fair market value of the Company’s shares on the date the option is granted or the stock purchase rights are awarded. Options and restricted stock purchase rights may vest immediately or over various periods

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.-)

2. Significant Accounting Policies (Cont.-)

of up to five years, determined at the time the options are granted or the stock purchase rights are awarded. Options granted under the 2004 Plan will expire 10 years after the grant date, or following termination of service, if sooner. In the case of restricted stock purchase rights, they generally will expire, if not exercised, within 15 days of the date of the award. If exercised, any unvested shares will become subject to repurchase by the Company in the event of a termination of employment or service of the holder of the stock purchase right. A total of 400,000 shares were authorized for issuance under the 2004 Plan.

The Company continues to account for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” under which no compensation cost for stock options is recognized in the accompanying financial statements for stock option or stock purchase awards granted at or above fair market value. Had compensation expense for the Company’s 1999 and 2004 Plans been determined based upon the fair value at the grant date for awards under those Plans in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income and income per share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2004	2003	2004	2003
Net Income:
As reported	$940	$709	$1,724	$1,424
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	187	80	296	159

Pro Forma	$753	$629	$1,428	$1,265

Income Per Share as Reported:
Basic	$0.09	$0.11	$0.17	$0.22
Fully diluted	0.09	0.11	0.16	0.21
Income Per Share Pro Forma:
Basic	$0.07	$0.10	$0.14	$0.20
Fully diluted	0.07	0.09	0.14	0.19
Weighted Average Number of Shares:
Basic	10,081,567	6,400,240	10,081,407	6,400,065
Fully diluted	10,514,706	6,680,603	10,512,786	6,629,537

The fair value of the options that were outstanding under the 1999 and 2004 Plans was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions for the three and six month periods ended June 30, 2004, respectively: dividend yield of 1.22%, expected volatility of 57%, risk-free interest rate of 3.22% and 3.06%, and, in each case, an expected option life of 5 years. The following assumptions were used in the Black-Scholes option pricing model in determining the fair value of the options valued for the three and six months ended June 30, 2003, respectively: dividend yield of 2.43%, expected volatility of 37% and a range of 37% to 38%; a risk-free interest rate of 3.03% and a range of 3.03% to 3.17%; and, in each case, an expected option life of 5 years. No stock purchase rights have been granted under the 2004 Plan.

Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on securities available for sale, are reported as a separate component of the equity section of the balance sheet net of income taxes, such items, along with net income, are components of comprehensive income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.-)

2. Significant Accounting Policies (Cont.-)

Recent Accounting Pronouncements

In December 2002, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities”—an interpretation of Accounting Research Bulletin (“ARB”) No. 51. This Interpretation defines a variable interest entity and provides that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities and results of the activities of the variable interest entity should be included in consolidated financial statements with those of the business enterprise. Furthermore, the FASB indicated that the voting interest approach of ARB No. 51 is not effective in identifying controlling financial interests in entities that are not controllable through voting interests or in which the equity investors do not bear the residual economic risk. This Interpretation became applicable immediately to variable interest entities created or in which an interest was acquired after January 31, 2003, and beginning after June 15, 2003, in the case of variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Interpretation applies to public enterprises as of the beginning of the applicable interim or annual periods.

In January 2004, subsequent to the issuance of FIN 46, the FASB issued a revised interpretation, the provisions of which were required to be applied to certain variable interest entities by March 31, 2004. In accordance with the provisions of FIN 46, as revised, effective as of March 31, 2004 the Company’s Trust Subsidiaries were deconsolidated and, for that reason, are not included in the Company’s consolidated financial statements as of June 30, 2004 and December 31, 2003, and for the three and six month periods ended June 30, 2004 and 2003. However, the adoption of FIN 46 and its revisions did not have a material impact on the Company’s financial statements.

Reclassification

Certain amounts in the accompanying 2003 consolidated financial statements have been reclassified to conform to 2004 presentation.

Commitments and Contingencies

To meet the financing needs of its customers in the normal course of business, the Company is party to financial instruments with off–balance sheet risk. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements. At June 30, 2004, the Company was committed to fund loans totaling approximately $146 million (inclusive of mortgages held for sale). The contractual amounts of credit-related financial instruments such as commitments to extend credit, credit-card arrangements, and letters of credit represent the amounts of potential accounting loss should the contract be fully drawn upon, the customer default, and the value of any existing collateral become worthless.

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

In the ordinary course of business, the Company is subject to legal action normally associated with financial institutions. At June 30, 2004, the Company was not a party to any pending legal action that is expected to be material to its consolidated financial condition or results of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Pacific Mercantile Bancorp is a bank holding company that owns all of the stock of Pacific Mercantile Bank (the “Bank”), which is a commercial bank that provides a full range of banking services to small and medium-size businesses, professionals and the general public in Orange, Los Angeles and San Diego counties, in Southern California. Substantially all of our operations are conducted and substantially all of our assets are owned by the Bank, which accounts for substantially all of our consolidated revenues and operating costs.

The following discussion presents information about our consolidated results of operations for the three and six month periods ended June 30, 2004 and 2003 and our consolidated financial condition, liquidity and capital resources at June 30, 2004 and December 31, 2003 and should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Report.

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

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with standards of the Public Company Accounting Oversight Board (United States) and general practices in the banking industry. The accounting policies we follow in determining the sufficiency of our allowance for loan losses and the fair value of derivative financial instruments involve judgments and assumptions which can have a material impact on the carrying value of our loans and those financial instruments, respectively, and, as a result, we consider these accounting policies to be critical accounting policies.

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

Derivative Financial Instruments. The derivative financial instruments that we enter into consist primarily of interest rate lock commitments that are designed to hedge mortgage loans held for sale. At June 30, 2004, approximately $24 million of mortgage loans held for sale were hedged. We estimate the fair value of mortgage loans held for sale based on period end market interest rates obtained from various mortgage investors. If the fair values of the mortgage loans held for sale were to decline below those estimated values, we would be required to reduce the carrying values of the mortgage loans held for sale on our statement of financial condition and, correspondingly, reduce our noninterest income. We also enter into non-designated derivative instruments relating to mortgage loan interest rate lock commitments with borrowers and investors in order to reduce our exposure to adverse fluctuations in interest rates. At June 30, 2004 we had $14 million of mortgage loan commitments identified as non-designated derivative instruments. We estimate the fair value of these mortgage loan commitments based on market interest rates at period end. If the fair value of these non-designated derivative instruments were to decline below the expected values, we would be required to recognize a reduction in our noninterest income.

Overview of Operating Results in the Second Quarter ended June 30, 2004

The following table sets forth information regarding the interest income that we generated, the interest expense that we incurred, our net interest income, noninterest income, noninterest expense, and our net income and net income per share for the three and six months ended June 30, 2004 and 2003

	Three Months Ended June 30,			Six Months Ended June 30,
	2004 Amount	2003 Amount	Percent Change	2004 Amount	2003 Amount	Percent Change
(Dollars in thousands except per share data)	(Unaudited)			(Unaudited)
Interest income	$8,069	$6,196	30.2%	$16,006	$12,439	28.7%
Interest expense	2,887	2,855	1.1%	5,643	5,595	0.9%

Net interest income	$5,182	$3,341	55.1%	$10,363	$6,844	51.4%
Noninterest income	$1,011	$2,532	(60.1)%	$2,240	$4,895	(54.2)%
Noninterest expense	$4,310	$4,516	(4.6)%	$8,807	$8,853	(0.5)%
Net income	$940	$709	32.6%	$1,724	$1,424	21.1%
Net income per share—diluted	$0.09	$0.11	(18.2)%	$0.16	$0.21	(23.8)%
Weighted average number of diluted shares	10,514,706	6,680,603	57.4%	10,512,786	6,629,537	58.6%

Key Factors Affecting Operating Results in the Three and Six Months Ended June 30, 2004

•	Increases in Net Interest Income. The increases in net interest income in both the three and six month periods ended June 30, 2004, as compared to the corresponding periods of 2003, were primarily the result of growth in the volume of our core loans (loans exclusive of those held for sale) and our other earning assets during the 12 months ended June 30, 2004. Core loans grew by $205 million or 82% to $455 million at June 30, 2004 from $250 million at June 30, 2003.

•	Improvements in Net Interest Margin. Net interest margin improved to 2.81% and 2.90%, respectively, in the three and six month periods ended June 30, 2004, as compared to 2.25% and 2.40%, respectively, in the corresponding three and six month periods of 2003. Those improvements were due largely to (i) the increases in the volume of core loans, which generate higher yields than our other earning assets, and (ii) an increase in the volume of lower cost core deposits (consisting of demand, savings and money market deposits) and a reduction in higher cost time deposits in the three and six month periods ended June 30, 2004, as compared to the same periods last year. As a result of the increase in core deposits, interest expense increased only by 1% in the second quarter of 2004, even though total deposits were $56 million, or 12%, higher at June 30, 2004 than at June 30, 2003.

•	Decreases in Noninterest Income. Noninterest income decreased by $1.5 million, or 60%, to $1.0 million in the second quarter of 2004, and by $2.7 million, or 54% to $2.2 million in the six months ended June 30, 2004, as compared to the respective corresponding periods of 2003. Those decreases were primarily attributable to a decline in the volume of mortgage financings in 2004 in response to rising interest rates. Also, contributing to the decrease in noninterest income in the six months ended June 30, 2004, was a $256,000, or 41%, decline in gains on sale of securities available for sale (consisting primarily of mortgage backed securities).

•	Slowing in Growth of Noninterest Expense and Resulting Improvements in Efficiency Ratio. Even though the volume of interest earning assets and our net interest income both increased, we were able to reduce operating expenses by $206,000 and $46,000, respectively, in the three and in the six month periods ended June 30, 2004, in each case as compared to the corresponding period of 2003. Those decreases in operating expenses were primarily the result of cost cutting measures taken by our mortgage loan division in response to lower mortgage refinancing production volumes. Due to the combination of the increases in net interest income and the reductions in operating expenses, our efficiency ratio (operating expenses as a percentage to total revenues) improved to 70% in both the three and six month periods ended June 30, 2004, from 77% and 75%, respectively, in the three and six month periods ended June 30, 2003.

•	Impact of Increases in Outstanding Shares on Per Share Income. Due to the completion in December 2003 of a public offering of 3,680,000 of our shares of common stock at a price of $9.25 per share, the weighted average number of diluted shares outstanding increased to 10.5 million for both the three and six month periods ended June 30, 2004, from 6.7 million shares and 6.6 million shares, respectively, for the corresponding periods in 2003. As a consequence, even though net income increased by 33% and 21%, respectively, in the three and six month periods ended June 30, 2004, as compared to the same periods of 2003, net income per diluted share declined to $0.09 in the three months ended June 30, 2004 from $0.11 in the same three months of 2003, and $0.16 in the six months ended June 30, 2004, from $0.21 per share in the corresponding six months of 2003.

Set forth below are certain key financial performance ratios and other financial data for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(Unaudited)		(Unaudited)
Return on average assets (1).	.48%	.45%	.46%	.47%
Return on average shareholders’ equity (1)	5.29%	7.16%	4.86%	7.32%
Net interest margin (2)	2.81%	2.25%	2.90%	2.40%

(1)	Annualized.
(2)	Net interest income expressed as a percentage of total average interest earning assets.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2004 Amount	2003 Amount	Percent Change	2004 Amount	2003 Amount	Percent Change
(Dollars in thousands except per share data)	(Unaudited)			(Unaudited)
Interest income	$8,069	$6,196	30.2%	$16,006	$12,439	28.7%
Interest expense	2,887	2,855	1.1%	5,643	5,595	0.9%

Net interest income	$5,182	$3,341	55.1%	$10,363	$6,844	51.4%

Net interest margin	2.81%	2.25%		2.90%	2.40%

As the table above indicates, the increases in net interest income of $1.8 million, or 55% increase in the second quarter of 2004, and $3.5 million, or 51%, in the six months ended June 30, 2004, were attributable to increases in interest income of $1.9 million, or 30%, and $3.6 million, or 29%, respectively, in those three and six month periods, respectively. By contrast, our interest expense remained essentially unchanged in the three and six month periods ended June 30, 2004, despite increases in the volumes of outstanding deposits and in average advances from the Federal Home Loan Bank during those periods, in each case, as compared to the corresponding periods of 2003.

The increase in interest income in the quarter ended June 30, 2004, was primarily attributable to an increase in the volume of interest earning assets, including a $152 million increase in the average volume of outstanding loans (inclusive of mortgages held for sale) over the corresponding period of fiscal 2003.

In the six months ended June 30, 2004, the increase in interest income was primarily attributable to a $128 million increase in our average volume of outstanding loans (inclusive of mortgage loans held for sale) and an increase of $28 million in the average volume of securities available for sale. These volume increases in average interest earning assets, which enabled us to offset to a significant extent the impact of declining interest rates on our interest income, were funded primarily by the increase in deposits and in borrowings we obtained from the Federal Home Loan Bank and a shift of funds out of lower yielding federal funds sold.

The fact that interest expense remained substantially unchanged in the second quarter and six months ended June 30, 2004, as compared to the same respective periods last year, was attributable to (i) increases in the volume of noninterest bearing checking deposits and lower cost savings and money market deposits (“core deposits”) and (ii) a reduction in higher cost time deposits in the quarter and six months ended June 30, 2004.

Our net interest margin improved to 2.81% in the second quarter of 2004 from 2.25% in the second quarter ended June 30, 2003, and to 2.90% in the six months ended June 30, 2004 from 2.40% in the same six months of 2003. Those improvements were attributable to (i) an increase in the average yield on interest earning assets due primarily to the substantial increase in the volume of core loans on which we generate greater yields than our other interest earning assets, and (ii) a decline in the average rate of interest paid on interest bearing liabilities as result of the change in mix of deposits to a higher proportion of lower cost core deposits. In the three months ended June 30, 2004 the yield on interest earning assets improved to 4.37% and the average rate of interest paid on our interest bearing liabilities declined to 2.17%, as compared to a yield on interest earning assets of 4.17% and an average rate of interest paid of 2.47%, in the same three months of 2003. In the six months ended June 30, 2004 the yield on interest earning assets improved to 4.47%, and the average rate of interest paid on our interest bearing liabilities declined to 2.15%, as compared to a yield on interest earning assets of 4.36%, and an average rate of interest paid of 2.47%, in the same six months of 2003.

The following table below sets forth changes in interest income, including loan fees, and interest paid in the three and six month periods ended June 30, 2004, as compared to the same period in 2003 and the extent to which those changes were attributable to changes in the volume and rates of interest earning assets and in the volume and rates of interest-bearing liabilities.

Changes in interest earned and interest paid due to the mix of earning assets and interest bearing liabilities have been allocated to the change due to volume and the change due to rate in proportion to the relationship of the absolute dollar amounts of the changes in each.

	Three Months Ended June 30, 2004 Compared to 2003 Increase (decrease) due to:			Six Months Ended June 30, 2004 Compared to 2003 Increase (decrease) due to:
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)			(Dollars in thousands)
Interest income:
Short-term investments (1)	$38	$(77)	$(39)	$(61)	$(82)	$(143)
Securities available for sale and stock	(316)	505	189	469	332	801
Loans	3,757	(2,034)	1,723	4,595	(1,686)	2,909

Total earning assets	3,479	(1,606)	1,873	5,003	(1,436)	3,567

Interest expense:
Interest-bearing checking accounts	44	(45)	(1)	50	(61)	(11)
Money market and savings accounts	240	(280)	(40)	269	(387)	(118)
Certificates of deposit	(184)	(180)	(364)	(348)	(362)	(710)
Other borrowings	843	(406)	437	1,288	(401)	887

Total interest-bearing liabilities	943	(911)	32	1,259	(1,211)	48

Net interest income	$2,536	$(695)	$1,841	$3,744	$(225)	$3,519

(1)	Short-term investments consist of federal funds sold and interest bearing deposits with financial institutions.

The above table indicates that the increases of $1.8 million and $3.5 million in our net interest income in the three and six months ended June 30, 2004, respectively, as compared to the like periods in 2003 were the result of a $2.5 million increase in the volume variance offset by a $695,000 decrease in the rate variance for the three months ended June 30, 2004, as compared to the same period in 2003, and a $3.7 million increase in the volume variance offset by a $225,000 decrease in the rate variance for the six months ended June 30, 2004, as compared to the like period in 2003. The increase in the volume variance reflects the increase in average earning assets by $144 million in the six months ended June 30, 2004, as compared to the like period of 2003.

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

Although we employ economic models that are based on bank regulatory guidelines and industry standards to evaluate and determine the sufficiency of the Allowance for Loan Losses and, thereby, the amount of the provisions required to be made for potential loan losses, those determinations involve judgments about trends in current economic conditions and other events that can affect the ability of borrowers to meet their loan obligations. Future economic conditions are subject to a number of uncertainties, some of which are outside of our ability to control. See the discussion below in this Section under the caption “Risks and Uncertainties that could affect our Future Financial Performance—we could incur losses on the loans we make.” In the event of unexpected subsequent events or changes in circumstances, it could become necessary in the future to incur additional charges to increase the Allowance, which would have the effect of reducing our income or could cause us to incur losses.

In addition, the Federal Reserve Board and the California Department of Financial Institutions, as an integral part of their examination processes, periodically review the Bank’s Allowance for Loan Losses. These agencies may require the Bank to make additional provisions, over and above that which we have already made, the effect of which would be to reduce our income.

Noninterest Income

Noninterest income consists primarily of mortgage banking income (which includes loan origination and processing fees and service released premiums) and net gains on sales of loans held for sale, which are generated by our mortgage loan division. That division, which we established during fiscal 2001, originates conforming and non-conforming, agency quality, residential first and second lien and home equity mortgage loans.

The volume of residential mortgage refinancings is subject to significant fluctuations as interest rates change. Therefore, changes in interest rates can impact our loan origination and processing fees and yield spread premiums. For example, the decline in mortgage rates which occurred in 2002 and the first six months of 2003 increased demand for mortgage loan refinancings and resulted in increases in our noninterest income during those periods. Conversely, an increasing interest rate environment, or even the prospect of increasing interest rates, which occurred over the last twelve months, generally causes a decline in mortgage loan refinancings and, therefore, corresponding declines in the volume of mortgage loan originations and in the income that the mortgage banking division would be able to generate. We seek to manage the impact of changes in interest rates by seeking to originate mortgages for home purchases which are not as interest rate sensitive as mortgage loan refinancings. Mortgage loans for home purchases accounted for approximately 33% of our mortgage loan fundings in the quarter ended June 30, 2004 and approximately 13% of our mortgage loan fundings in the quarter ended June 30, 2003.

The following table identifies the components of and the percentage changes in noninterest income in the three and six month periods of 2004, as compared to the same period in 2003.

	Three Months Ended June 30,			Six Months Ended June 30,
	Amount		Percentage Change 2004 vs. 2003	Amount		Percentage Change 2004 vs. 2003
	2004	2003		2004	2003
	(Dollars in thousands)			(Dollars in thousands)
Mortgage banking (including net gains on sales of loans held for sale)	$623	$1,861	(66.5)%	$1,165	$3,440	(66.1)%
Service charges and fees on deposits	155	181	(14.4)%	340	316	7.6%
Net gains on sales of securities available for sale	50	198	(74.7)%	369	625	(41.0)%
Other	183	292	(37.3)%	366	514	(28.8)%

Total noninterest income	$1,011	$2,532	(60.1)%	$2,240	$4,895	(54.2)%

The decreases in noninterest income in the three and six months ended June 30, 2004, over the like periods in 2003 were primarily attributable to substantial decreases in mortgage loan refinancings prompted by rising market rates of interest and, to a much lesser extent, decreases of $148,000 and $256,000, respectively, in net gains on securities available for sale. Service charges and fees on deposits decreased $26,000 for the three months ended June 30, 2004, as compared to the same period in 2003. The increase in service charges and fees for the six months ended June 30, 2004, was attributable to the growth in the volume of our deposits subsequent to the second quarter of 2003.

Noninterest Expense

The following table sets forth the principal components of noninterest expense and the amounts thereof, incurred in the three and six month periods ended June 30, 2004 and 2003, respectively.

	Three Months Ended June 30,			Six Months Ended June 30,
	Amount		Percentage Change 2004 vs. 2003	Amount		Percentage Change 2004 vs. 2003
	2004	2003		2004	2003
	(Dollars in thousands)			(Dollars in thousands)
Salaries and employee benefits	$2,247	$2,395	(6.2)%	$4,659	$4,726	(1.4)%
Occupancy	510	427	19.4%	1,016	886	14.7%
Equipment and depreciation	344	338	1.8%	687	628	9.4%
Data processing	158	152	4.0%	322	300	7.3%
Professional fees	202	200	1.0%	516	389	32.7%
Other loan related	60	171	(64.9)%	98	314	(68.8)%
Other operating expense(1)	789	833	(5.3)%	1,509	1,610	(6.3)%

Total noninterest expense	$4,310	$4,516	(4.6)%	$8,807	$8,853	(0.5)%

(1)	Other operating expense primarily consists of telephone, courier charges, insurance premiums, postage, stationery and supplies, customer expenses and correspondent bank fees.

As indicated in the table above, total noninterest expense for the three months ended June 30, 2004 decreased by 4.6% to $4.3 million from $4.5 million for the corresponding period of 2003. That decrease was primarily attributable to decreased salary and employee benefit costs primarily in the mortgage lending salaries and commissions, as well as other cost cutting measures taken by the mortgage loan division in response to lower mortgage refinancing production volumes. The decline in salaries was partially offset by an increase in occupancy and equipment related expenses due to preparations that are underway for the opening of a new financial center to be located in Long Beach, California.

Total noninterest expense for the six months ended June 30, 2004 decreased by 0.5% to $8.8 million from $8.9 million for the corresponding period of 2003. That decrease was primarily attributable to staff reductions that were made as a result of the slowing in mortgage lending activity, partially offset by an increase in other expenses associated with our financial centers and increased commercial lending activities.

Our ability to control noninterest expense in relation to the level of net revenue (net interest income plus noninterest income) can be measured in terms of noninterest expenses as a percentage of net revenue. This is known as the efficiency ratio and indicates the percentage of revenue that is used to cover expenses. Our efficiency ratio improved to 70% in both the second quarter and first six months of 2004, from 77% and 75%, respectively, in the second quarter and first six months of 2003. Those improvements were due to the combination of the growth in revenues and the reduction in operating expenses in the three and six month periods ended June 30, 2004.

In April 2004 we received the regulatory approvals needed to open our seventh full service financial center, which will be located in Long Beach, California, approximately 25 miles south of Los Angeles and 20 miles north of our headquarters offices in Costa Mesa, California. We also will be seeking to open at least two additional financial centers in Southern California over the next 12 months. As a result, we expect noninterest expense and our efficiency ratio to increase during the balance of 2004.

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

For example, rates on some assets and liabilities change in advance of changes in market rates of interest, while rates on other assets or liabilities may lag behind changes in market rates of interest. Additionally, prepayments of loans and securities available for sale, and early withdrawals of certificates of deposit, could cause the interest sensitivities to vary.

The table below sets forth information concerning our rate sensitive assets and liabilities at June 30, 2004. The assets and liabilities are classified by the earlier of maturity or repricing dates in accordance with their contractual terms. Certain shortcomings are inherent in the method of analysis presented in the following table.

	Three Months Or Less	Over Three Through Twelve Months	Over One Year Through Five Years	Over Five Years	Non-Interest- Bearing	Total
	(Dollars in thousands)
Assets
Interest-bearing deposits in other financial institutions	$608	$—	$—	$—	$—	$608
Investment in unconsolidated trust subsidiaries	—	—	—	527	—	527
Securities available for sale	11,253	38,404	116,984	71,475	—	238,116
Federal Reserve Bank and Federal Home Loan Bank stock	7,878	—	—	1,436	—	9,314
Federal funds sold	22,100	—	—	—	—	22,100
Loans, gross	223,586	32,926	170,102	56,053	—	482,667
Non-interest earning assets, net	—	—	—	—	43,760	43,760

Total assets	$265,425	$71,330	$287,086	$129,491	$43,760	$797,092

Liabilities and Shareholders Equity
Noninterest-bearing deposits	$—	$—	$—	$—	$179,436	$179,436
Interest-bearing deposits	216,070	82,567	56,941	15	—	355,593
Borrowings	33,931	42,000	95,000	—	—	170,931
Junior subordinated debentures	17,527	—	—	—	—	17,527
Other liabilities	—	—	—	—	3,255	3,255
Shareholders’ equity	—	—	—	—	70,350	70,350

Total liabilities and shareholders equity	$267,528	$124,567	$151,941	$15	$253,041	$797,092

Interest rate sensitivity gap	$(2,103)	$(53,237)	$135,145	$129,476	$(209,281)

Cumulative interest rate sensitivity gap	$(2,103)	$(55,340)	$79,805	$209,281	$—

Cumulative % of rate sensitive assets in maturity period	33%	42%	78%	95%	100%

Rate sensitive assets to rate sensitive liabilities	99%	57%	189%	N/A	N/A

Cumulative ratio	99%	86%	115%	138%	N/A

At June 30, 2004, our rate sensitive balance sheet was shown to be in a negative twelve-month gap position. This implies that our net interest margin would decrease in the short–term if interest rates rise and would increase in the short-term if interest rates were to fall. However, as noted above, the extent to which our net interest margin will be impacted by changes in prevailing interests rates will depend on a number of factors, including how quickly rate sensitive assets and liabilities react to interest rate changes, the mix of our interest earning assets (loans versus other interest earning assets, such as securities) and the mix of our interest bearing deposits (between for example, lower interest core deposits and higher cost time certificates of deposit) and our other interest bearing liabilities.

Derivative Financial Instruments

We use derivative instruments to reduce our exposure to adverse fluctuations in interest rates in accordance with our risk management policy. Generally, if interest rates increase, the value of our mortgage loan commitments to borrowers and mortgage loans held for sale are adversely impacted. We attempt to economically hedge 100% of the risk of the overall change in the fair value of loan commitments to borrowers and mortgage loans held for sale by entering into rate lock commitments with investors in mortgage loans at the date loan commitments are made to the individual borrowers. These rate lock commitments are entered into at the same terms as those extended to borrowers to be delivered to the investors at a future date.

Mortgage loan commitments to borrowers and rate lock commitments with investors in mortgage loans are non-designated derivative instruments and are included in mortgage loans held for sale, and gains and losses resulting from these derivative instruments are included in gains on sales of loans in the Company’s consolidated statements of income.

Financial Condition

Assets

Our total consolidated assets increased by $73 million, or 10%, to $797 million at June 30, 2004 from $724 million at December 31, 2003. That increase was funded by increases in deposits and borrowings which were used primarily to fund loans.

The following table sets forth the composition of our interest earning assets at:

	June 30, 2004	December 31, 2003
	(Dollars in thousands)
Federal funds sold	$22,100	$36,000
Interest-bearing deposits with financial institutions	608	605
Federal Reserve Bank and Federal Home Loan Bank Stock, at cost	9,314	7,546
Securities available for sale, at fair value	238,116	273,995
Loans and loans held for sale (net of allowances of $3,994 and $3,943, respectively)	478,673	370,239

Loans Held for Sale

Loans held for sale in the secondary market, which consist primarily of mortgage loans, totaled $24 million at June 30, 2004, an increase of $5 million from $19 million at December 31, 2003. Loans held for sale are carried at the lower of cost or estimated fair value in the aggregate except for those designated as fair value hedges, which are carried at fair value. There were $24 million of loans held for sale designated as fair value hedges at June 30, 2004, and there were no ineffective hedges. Net unrealized losses on loans held for sale, if any, are recognized through a valuation allowance by charges to income. As of June 30, 2004, we had a valuation allowance of approximately $63,000 representing net unrealized gains related to these loans held for sale and unfunded commitments to make such loans.

Loans

The following table sets forth the composition, by loan category, of our loan portfolio, excluding mortgage loans held for sale, at June 30, 2004 and December 31, 2003:

	June 30, 2004		December 31, 2003
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial loans	$101,914	22.2%	$103,363	29.1%
Real estate loans	165,982	36.2%	140,441	39.5%
Residential mortgage loans	157,125	34.2%	84,346	23.8%
Construction loans	29,243	6.4%	17,559	4.9%
Consumer loans	4,748	1.0%	9,551	2.7%

Gross loans	459,012	100.0%	355,260	100.0%

Deferred fee (income) costs, net	(81)		(246)
Allowance for loan losses	(3,994)		(3,943)

Loans, net	$454,937		$351,071

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

The following tables set forth the maturity distribution of our loan portfolio (excluding consumer and residential mortgage loans and mortgage loans held for sale) at June 30, 2004:

	June 30, 2004
	One Year Or Less	Over One Year Through Five Years	Over Five Years	Total
	(Dollars in thousands)
Real estate and construction loans(1)
Floating rate	$40,260	$29,670	$101,543	$171,473
Fixed rate	193	7,869	15,690	23,752
Commercial loans
Floating rate	55,436	23,183	3,162	81,781
Fixed rate	7,791	11,976	366	20,133

Total	$103,680	$72,698	$120,761	$297,139

(1)	Does not include mortgage loans on single and multi-family residences and consumer loans, which totaled $157.1 million and $4.7 million, respectively, at June 30, 2004.

Allowance for Loan Losses and Nonperforming Loans

Allowance for Loan Losses. The allowance for loan losses (the “Allowance”) at June 30, 2004 was $4.0 million, which represented about 0.88% of the loans outstanding at June 30, 2004, as compared to $3.9 million, or 1.11%, of the loans outstanding at December 31, 2003, in each case exclusive of loans held for sale. This reduction in the percentage of the Allowance to loans outstanding at June 30, 2004 was the result of a loan charge off of $822,000 in the first quarter of 2004, for which reserves had been included in the Allowance at December 31, 2003.

We carefully monitor changing economic conditions, the loan portfolio by category, the financial condition of borrowers, the history of the loan portfolio, and we follow bank regulatory guidelines in determining the adequacy of the Allowance. We believe that the Allowance at June 30, 2004 is adequate to provide for losses inherent in the loan portfolio. However, as the volume of loans increases, additional provisions for loan losses will be required to maintain the Allowance at adequate levels. Additionally, the Allowance was established on the basis of estimates and judgments regarding such matters as economic conditions and trends and the condition of borrowers, historical industry loan loss data and regulatory guidelines, and actual loan losses in the future could vary from the losses predicted on the basis of those estimates, judgments and guidelines. Therefore, if economic conditions were to deteriorate, or interest rates were to increase, which would have the effect of increasing the risk that borrowers would encounter difficulties meeting their loan payment obligations, it could become necessary to increase the Allowance by means of additional provisions for loan losses. See “—Results of Operations—Provision for Loan Losses” above.

Set forth below is a summary of the transactions in the allowance for loan losses for the six months ended June 30, 2004 and the year ended December 31, 2003:

	June 30, 2004	December 31, 2003
	(Dollars in thousands)
Balance, beginning of period	$3,943	$2,435
Provision for loan losses	873	1,515
Amounts charged off	(822)	(7)

Balance, end of period	$3,994	$3,943

The $822,000 charge off during the six months ended June 30, 2004 represents one loan that had been fully reserved and included in the Allowance at December 31, 2003.

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

At June 30, 2004, we had a $13,000 loan that was delinquent 90 days or more and which was classified as a nonaccrual and impaired loan. At December 31, 2003 there were $2.5 million of loans that were delinquent 90 days or more and which were classified as nonaccrual loans, of which $822,000 was charged off during the six months ended June 30, 2004. We had no loans delinquent 90 days or more with principal still accruing interest or any restructured loans at June 30, 2004. At June 30, 2004, our average investment in impaired loans on a year-to-date basis was $1.2 million. The interest that we would have earned in the six months ended June 30, 2004, had the impaired loans remained current in accordance with their original terms was $47, 000.

Deposits

Average Balances of and Average Interest Rates Paid on Deposits. Set forth below are the average amounts (in thousands) of, and the average rates paid on, deposits in the six months ended June 30, 2004:

	Six Months Ended June 30, 2004
	Average Balance	Average Rate
	(Dollars in thousands)
Noninterest-bearing demand deposits	$159,052	—
Interest-bearing checking accounts	20,141	0.30%
Money market and savings deposits	122,646	1.09%
Time deposits	201,829	2.60%

Total deposits	$503,668	1.32%

Deposit Totals. Deposits totaled $535 million at June 30, 2004 as compared to $495 million at December 31, 2003. At June 30, 2004, noninterest-bearing deposits comprised $179 million, or 34% of total deposits, as compared to $157 million, or 32%, of total deposits at December 31, 2003. By comparison, certificates of deposit in denominations of $100,000 or more comprised $88 million of total deposits at both June 30, 2004 and December 31, 2003.

Set forth below is a maturity schedule of domestic time certificates of deposit outstanding at June 30, 2004:

	June 30, 2004
Maturities	Certificates of Deposit Under $100,000	Certificates of Deposit $100,000 or more
	(Dollars in thousands)
Three months or less	$29,247	$34,949
Over three and through twelve months	47,486	35,081
Over twelve months	38,679	18,251

Total	$115,412	$88,281

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

Since we derive substantially all of our revenues from interest and noninterest income, and interest expense is the most significant expense, these two segments are reported below using net interest income (interest income less interest expense) and noninterest income (primarily net gains on sales of loans held for sale and fee income) for the six months ended June 30, 2004, and 2003. The Company does not allocate general and administrative expenses or income taxes to the segments.

	Commercial	Mortgage	Other	Total
	(Dollars in thousands)
Net interest income for the period ended:
June 30, 2004	$6,667	$1,460	$2,236	$10,363
June 30, 2003	$2,870	$1,607	$2,367	$6,844
Noninterest income for the period ended:
June 30, 2004	$706	$1,165	$369	$2,240
June 30, 2003	$733	$3,440	$722	$4,895
Segment Assets at:
June 30, 2004	$388,381	$91,712	$316,999	$797,092
December 31, 2003	$325,978	$45,812	$352,699	$724,489

Liquidity

We actively manage our liquidity needs to insure sufficient funds are available to meet the ongoing needs of our customers. We project the future sources and uses of funds and maintain sufficient liquid funds for unanticipated events. Our primary sources of cash include payments on loans, the sale or maturity of investments and growth in deposits. The primary uses of cash include funding new loans and making advances on existing lines of credit, purchasing investments, including securities available for sale, funding deposit withdrawals and paying operating expenses. We maintain funds in overnight federal funds and other short-term investments to provide for short-term liquidity needs. We also have obtained credit lines from the Federal Home Loan Bank and other financial institutions to meet any additional liquidity requirements.

Cash flow Provided by Financing Activities. Cash flow of $72 million was provided by financing activities during the six months ended June 30, 2004, the source of which consisted primarily of net increases of $40 million in deposits and $33 million in net borrowings.

Cash flow From (Used in) Operating Activities. We used $3 million of cash flow in our operating activities, primarily representing the origination of loans held for sale, which totaled $167 million in the six months ended June 30, 2004, offset by proceeds of $163 million from sales of loans held for sale.

Cash flow Used in Investing. Cash flow used in investing activities was $74 million, primarily to fund increases in loans and purchase investment securities available for sale, offset somewhat by $97 million proceeds from sales of and principal payments received on investment securities available for sale and other stock in the six months ended June 30, 2004.

Our liquid assets, which included cash and due from banks, federal funds sold, interest earning deposits with financial institutions and unpledged securities available for sale (excluding Federal Reserve Bank and Federal Home Loan Bank stock) totaled $137 million or 19% of total assets at June 30, 2004.

The relationship between gross loans and total deposits provides a useful measure of our liquidity. Since repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loan-to-deposit ratio the less liquid are our assets. On the other hand, since we realize greater yields and higher interest income on loans than we do on investments, a lower loan-to-deposit ratio can adversely affect interest income and earnings. As a result, our goal is to achieve a loan-to-deposit ratio that appropriately balances the requirements of liquidity and the need to generate a fair return on assets. At June 30, 2004, the ratio of loans-to-deposits (excluding loans held for sale) was 86%, compared to 72% at December 31, 2003.

Off Balance Sheet Arrangements

Loan Commitments and Standby Letters of Credit. In order to meet the financing needs of our customers in the normal course of business, we make commitments to extend credit and issue standby commercial letters of credit to or for our customers. At June 30, 2004 and December 31, 2003, we were committed to fund certain loans (inclusive of mortgages held for sale) amounting to approximately $146 million and $157 million, respectively.

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

We believe that our cash and cash equivalent resources, together with available borrowings under our credit facilities, will be sufficient to enable us to meet any increases in demand for loans or in the utilization of outstanding loan commitments or standby letters of credit and any increase in deposit withdrawals that might occur in the foreseeable future.

Contractual Obligations

Borrowings. As of June 30, 2004, we had long-term borrowings of $95 million and short-term borrowings of $62 million that we had obtained from the Federal Home Loan Bank. The table below sets forth the amounts, in thousands of dollars, the interest rate we pay on, and the maturity dates of the Federal Home Loan Bank borrowings. These advances, along with the securities sold under agreements to repurchase, have a weighted-average annualized interest rate of 2.36%.

Principal Amounts	Per Annum Interest Rate	Maturity Dates	Principal Amounts	Per Annum Interest Rate	Maturity Dates
(Dollars in thousands)			(Dollars in thousands)
$20,000	2.25%	September 20, 2004	$5,000	3.13%	June 19, 2006
10,000	2.20%	November 15, 2004	2,000	2.94%	August 28, 2006
6,000	1.27%	January 24, 2005	3,000	2.56%	September 18, 2006
9,000	1.93%	February 18, 2005	3,000	2.49%	September 25, 2006
5,000	2.33%	June 15, 2005	5,000	2.39%	October 2, 2006
5,000	2.31%	June 17, 2005	2,000	2.40%	October 2, 2006
7,000	2.29%	June 24, 2005	5,000	2.69%	December 12, 2006
5,000	2.24%	August 29, 2005	5,000	2.67%	December 18, 2006
10,000	2.70%	September 19, 2005	4,000	2.50%	January 22, 2007
3,000	1.93%	September 19, 2005	5,000	2.57%	February 12, 2007
5,000	1.76%	September 30, 2005	3,000	3.14%	September 18, 2007
6,000	1.94%	January 23, 2006	2,000	3.06%	September 24, 2007
5,000	2.00%	February 13, 2006	1,000	2.91%	October 1, 2007
5,000	2.50%	February 21, 2006	5,000	3.45%	February 11, 2009
6,000	2.34%	February 28, 2006

At June 30, 2004, U.S. Agency and Mortgage Backed securities, U.S. Government agency securities and collateralized mortgage obligations with a fair market value of $157 million and $99 million of residential mortgage and other real estate secured loans were pledged to secure these Federal Home Loan Bank borrowings, repurchase agreements, local agency deposits, and Treasury, tax and loan accounts.

The highest amount of borrowings outstanding at any month end during the six months ended June 30, 2004 consisted of $157 million of advances from the Federal Home Loan Bank and $16 million of overnight borrowings in the form of securities sold under repurchase agreements. During 2003, the highest amount of borrowings outstanding at any month end consisted of $124 million of advances from the Federal Home Loan Bank and $15 million of overnight borrowings in the form of securities sold under repurchase agreements.

Junior Subordinated Debentures. Pursuant to rulings of the Federal Reserve Board, bank holding companies have been permitted to issue long term subordinated debt instruments that will, subject to certain conditions, qualify as and, therefore, augment capital for regulatory purposes. Pursuant to those rulings, in 2002, we formed subsidiary grantor trusts to sell and issue to institutional investors a total of $17 million principal amount of floating junior trust preferred securities (“trust preferred securities”) and we received the net proceeds from those issuances in exchange for our issuances to the grantor trusts of $17 million principal amount of junior subordinated floating rate debentures (the “Debentures”) the payment terms of which mirror those of the Debentures. The payments that we make of interest and principal on the Debentures are used by the grantor trusts to make the payments that come due to the holders of the trust preferred securities pursuant to the terms of those securities. As required by FIN 46 (which is described in “Note 2—Significant Accounting Policies—Recent Accounting Pronouncements,” to our Interim Unaudited Consolidated Financial Statements-included earlier in this Report), we deconsolidated the trusts as of March 31, 2004. Such deconsolidation had no material impact on our financial condition or results of operation.

Set forth below is certain information regarding the terms of the Debentures:

Issue Date	Principal Amount	Interest Rate		Maturity Date
	(Dollars in thousands)
June 2002	$5,000	LIBOR plus 3.75	% (1)	June 2032
August 2002	$5,000	LIBOR plus 3.625	% (2)	August 2032
September 2002	$7,000	LIBOR plus 3.40	% (1)	September 2032

(1)	Interest rate resets quarterly
(2)	Interest rate resets semi-annually

The Debentures require quarterly or semi-annually payments, at the respective rates of interest set forth in the table above and are redeemable at our option beginning after 5 years.

Under the Federal Reserve Board rulings, the borrowings evidenced by the Debentures, which are subordinated to all other borrowings that are outstanding or which we may obtain in the future, were eligible (subject to certain limitations) to qualify and, at June 30, 2004, all $17 million of those Debentures did qualify, as Tier I capital for regulatory purposes. See discussion below under the subcaption “—Regulatory Capital Requirements.”

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

The following is a summary of the major components of securities available for sale and a comparison of the amortized cost, estimated fair values and gross unrealized gains and losses as of June 30, 2004 and December 31, 2003:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(Dollars in thousands)
June 30, 2004
Securities Available For Sale:
Mortgage Backed Securities	$230,681	$1	$4,732	$225,950
Collateralized Mortgage Obligations	11,392	—	218	11,174

Total Government and Agencies Securities	242,073	1	4,950	237,124
Mutual Fund	992	—	—	992

Total Securities Available For Sale	$243,065	$1	$4,950	$238,116

December 31, 2003
Securities Available For Sale:
U.S. Agencies and Mortgage Backed Securities	$235,795	$239	$2,236	$233,798
Collateralized Mortgage Obligations	20,628	54	131	20,551

Total Government and Agencies Securities	256,423	293	2,367	254,349
Fannie Mae Trust Preferred Stock	20,000	—	354	19,646

Total Securities Available For Sale	$276,423	$293	$2,721	$273,995

At June 30, 2004, U.S. Agencies and Mortgage Backed securities, U.S. Government agency securities and collateralized mortgage obligations with an aggregate fair market value of $157 million were pledged to secure Federal Home Loan Bank advances, repurchase agreements, local agency deposits, and Treasury, tax and loan accounts.

The amortized cost and estimated fair value at June 30, 2004, of securities available for sale, are shown in the table below by contractual maturities and historical prepayments based on the prior six months of principal payments. Expected maturities will differ from contractual maturities and historical prepayments, particularly with respect to collateralized mortgage obligations, because borrowers may react to interest rate market conditions differently than the historical prepayment rates.

	Maturing in
	One year or less	Over one year through five years	Over five years through ten years	Over ten years	Total
(Dollars in thousands)
Securities available for sale, amortized cost	$69,924	$121,213	$38,623	$13,305	$243,065
Securities available for sale, estimated fair value	68,462	118,462	37,794	13,398	238,116
Weighted average yield	3.04%	3.37%	3.72%	4.03%	3.37%

The table below shows as of June 30, 2004, the gross unrealized losses and fair values of our investments, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	Securities With Unrealized Loss as of June 30, 2004
	Less than 12 months		12 months or more		Total
(Dollars In thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
US Agencies and Mortgage Backed Securities	$150,235	$2,766	$49,253	$1,966	$199,488	$4,732
Collateralized Mortgage Obligations	3,786	21	7,388	197	11,174	218

Total Temporarily impaired securities	$154,021	$2,787	$56,641	$2,163	$210,662	$4,950

We regularly monitor investments for significant declines in fair value. We have determined that the declines in the fair values of these investments below their amortized costs, as set forth in the table above, are temporary based on the following: (i) those declines are due to interest rate changes and not due to a deterioration in the creditworthiness of the issuers of those investment securities, and (ii) we have the ability to hold those securities until there is a recovery in their values.

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

The following table sets forth the amounts of capital and capital ratios of the Company (on a consolidated basis) and the Bank (on stand alone bases) at June 30, 2004, as compared to the respective minimum regulatory requirements applicable to them.

			Applicable Federal Regulatory Requirement
	Actual		Capital Adequacy Purposes		To be Categorized As Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total Capital to Risk Weighted Assets:
Company	$94,292	16.8%	$44,900	At least 8.0%	$56,125	At least 10.0%
Bank	58,784	10.6%	44,361	At least 8.0%	55,451	At least 10.0%
Tier 1 Capital to Risk Weighted Assets:
Company	$90,299	16.1%	$22,450	At least 4.0%	$33,675	At least 6.0%
Bank	54,813	9.9%	22,180	At least 4.0%	33,270	At least 6.0%
Tier 1 Capital to Average Assets:
Company	$90,299	11.9%	$30,372	At least 4.0%	$37,965	At least 5.0%
Bank	54,813	7.1%	31,101	At least 4.0%	38,877	At least 5.0%

As of June 30, 2004, based on applicable capital regulations, the Company (on a consolidated basis) and the Bank (on a stand-alone basis) qualify as well capitalized institutions under the capital guidelines described above.

The consolidated total capital and Tier 1 of the Company, at June 30, 2004, include approximately $17 million of long term indebtedness evidenced by the Junior Subordinated Debentures that we issued in 2002 in connection with the sale of junior trust preferred securities. See”—Financial Condition—Contractual Obligations” above. Because we contributed those proceeds to the capital of the Bank, its total capital and Tier 1 capital, at June 30, 2004 also include the proceeds of the sale of the Debentures.

We have been informed that the Federal Reserve Board is evaluating whether FIN No. 46, (which is described in “Note 2—Significant Accounting Policies— Recent Accounting Pronouncements,” to our Interim Unaudited Consolidated Financial Statement” included earlier in this Report), will have any impact on its previous rulings that the Debentures, issued to secure trust preferred securities of its grantor trusts/ will qualify as Tier I capital. However, we have been advised the Federal Reserve Board is permitting bank holding companies to continue reporting such subordinated indebtedness as part of Tier I capital for regulatory purposes. In the event that the Federal Reserve Board was to retroactively revoke its prior rulings, we would become entitled under the instruments governing the Debentures to redeem those Debentures at par without having to wait until 2007 to do so.

Public Offering of Common Stock in 2003. In December 2003 we completed a public offering of 3,680,000 shares of our common stock at a price $9.25 per share. The net proceeds of that public offering, which totaled approximately $31 million, increased our total capital to support, and are to be used primarily to fund, the addition of full service financial centers that we plan to establish in Southern California over the next 12 months.

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

We have grown substantially in the past five years by opening new financial centers. We intend over the next 12 months to open additional financial centers, primarily in Southern California, either by opening new offices or acquiring one or more community banks primarily in Southern California. The opening of new offices or the acquisition of another bank will result in increased operating expenses until new banking offices or acquired banking operations attract sufficient business to cover operating expenses, which usually takes at least six to twelve months. There is no assurance, however, as to how long it would take for new financial centers to begin generating positive cash flow and earnings. Also, we cannot assure that we will be able to adequately manage our growth, which will make substantial demands on the time and attention of management and on our capital resources. The failure to prepare appropriately and on a timely basis for growth could cause us to experience inefficiencies or failures in our service delivery systems, regulatory problems, and erosion in customer confidence, unexpected expenses or other problems.

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

Our success depends to a great extent on the continued availability of our existing management, in particular on Raymond E. Dellerba, President and Chief Executive Officer. In addition to their skills and experience as bankers, our executive officers provide us with extensive community ties upon which our competitive strategy is partially based. We do not maintain key-man life insurance on these executives, other than Mr. Dellerba. As a result, the loss of the services of any of these officers could harm our ability to implement our business strategy.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) in effect as of June 30, 2004. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2004, the Company’s disclosure controls and procedures were adequate and effective and designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to them by others within these entities.

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of the Company was held on May 18, 2004. At that Meeting, the shareholders elected the Directors of the Company for a term of one year, ending at the next Annual Meeting of Shareholders to be held in 2005, and voted on approval of the Pacific Mercantile Bancorp 2004 Incentive Stock Plan.

(1) Directors Elected at the Annual Meeting. Set forth below is the name of each Director that was nominated and elected at the Annual Meeting and the respective numbers of votes cast for their election and the respective number of votes withheld. As the election was uncontested, there were no broker non-votes.

	Votes Cast
Nominee/Director	For	Withheld
Raymond E. Dellerba	9,094,052	72,705
George H. Wells	9,117,918	48,839
Ronald W. Chrislip	9,113,918	52,839
Julia M. DiGiovanni	9,113,918	52,839
Warren T. Finley	9,114,168	52,589
John Thomas, M.D.	9,113,918	52,839
Robert E. Williams	9,117,918	48,839

(2) Approval of 2004 Incentive Stock Plan: the 2004 Stock Incentive Plan, which sets aside 400,000 shares of the Company’s common stock for the grant, to officers, directors and other key employees, of options and restricted rights to purchase such shares, was approved by a majority of the shares present and voting at the meeting. Broker non-votes, which are counted for purposes of determining whether a quorum was present, in person or by proxy, at the meeting, are deemed not to have been voted on this matter.

Votes Cast
For	Against	Shares Abstaining	Broker Non-Votes
3,277,935	772,737	56,329	5,059,756

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

The following documents are filed Exhibits to the Quarterly Report on Form 10-Q:

(a)	Exhibits:

Exhibit 31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act

Exhibit 31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act

Exhibit 32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act

Exhibit 32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act

(b)	Current Reports on Form 8-K:

We filed a Current Report on Form 8-K dated July 21, 2004 to furnish, under Item 12 thereof, a copy of our press release announcing our consolidated results of operations for the three and six month periods ended, and our consolidated financial position as of, June 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC MERCANTILE BANCORP

Date: August 11, 2004	By:	/s/ NANCY A. GRAY
Nancy A. Gray Chief Executive Officer and Chief Financial Officer

S-1

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

31.1	Certification of Chief Executive Officer under to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer under to Section 302 of the Sarbanes-Oxley Act

32.1	Certification of Chief Executive Officer under to Section 906 of the Sarbanes-Oxley Act

32.2	Certification of Chief Financial Officer under to Section 906 of the Sarbanes-Oxley Act

E-1