Form 10-Q
period 2004-09-30
PACIFIC MERCANTILE BANCORP
filed 2004-11-15
CIK 1109546

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

10,082,841 shares of Common Stock as of November 8, 2004

PACIFIC MERCANTILE BANCORP

QUARTERLY REPORT ON FORM 10Q

FOR

THE QUARTER ENDED September 30, 2004

PART I. – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands)

	September 30, 2004	December 31, 2003
	(unaudited)
ASSETS
Cash and due from banks	$32,584	$23,785
Federal funds sold	34,600	36,000

Cash and cash equivalents	67,184	59,785
Interest-bearing deposits with financial institutions	935	605
Federal Reserve Bank and Federal Home Loan Bank Stock, at cost	10,554	7,546
Securities available for sale, at fair value	222,828	273,995
Loans held for sale, at lower of cost or market	23,445	19,168
Loans (net of allowances of $4,043 and $3,943, respectively)	480,064	351,071
Investment in unconsolidated subsidiaries	527	527
Accrued interest receivable	2,677	2,346
Premises and equipment, net	2,869	3,111
Other assets	7,329	6,335

Total assets	$818,412	$724,489

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$177,111	$156,890
Interest-bearing	337,656	338,444

Total deposits	514,767	495,334
Borrowings	208,149	138,372
Accrued interest payable	698	920
Other liabilities	3,489	2,166
Junior subordinated debentures	17,527	17,527

Total liabilities	744,630	654,319

Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, no par value, 2,000,000 shares authorized, none issued	—	—
Common stock, no par value, 20,000,000 shares authorized, 10,082,248 and 10,081,248 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	69,018	69,049
Retained earnings	5,763	2,557
Accumulated other comprehensive income (loss)	(999)	(1,436)

Total shareholders’ equity	73,782	70,170

Total liabilities and shareholders’ equity	$818,412	$724,489

The accompanying notes are an integral part of these consolidated financial statements.

Part I. Item 1. (continued)

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except for per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Interest income:
Loans, including fees	$6,893	$4,571	$18,324	$13,092
Federal funds sold	64	73	266	392
Securities available for sale and stock	2,096	1,310	6,464	4,877
Interest-bearing deposits with financial institutions	41	11	47	42

Total interest income	9,094	5,965	25,101	18,403
Interest expense:
Deposits	1,698	1,873	5,003	6,016
Borrowings	1,367	776	3,706	2,227

Total interest expense	3,065	2,649	8,709	8,243

Net interest income	6,029	3,316	16,392	10,160
Provision for loan losses	50	518	923	1,115

Net interest income after provision for loan losses	5,979	2,798	15,469	9,045

Noninterest income	1,051	1,937	3,291	6,832
Noninterest expense	4,502	4,155	13,309	13,008

Income before income taxes	2,528	580	5,451	2,869
Income tax expense	1,046	208	2,244	1,074

Net income	$1,482	$372	$3,207	$1,795

Net income per share:
Basic	$0.15	$0.06	$0.32	$0.28

Diluted	$0.14	$0.05	$0.30	$0.27

Weighted average number of shares:
Basic	10,082,248	6,401,127	10,081,690	6,400,423
Diluted	10,551,854	6,724,710	10,524,578	6,677,734

The accompanying notes are an integral part of these consolidated financial statements.

Part I. Item 1. (continued)

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income	$1,482	$372	$3,207	$1,795
Other comprehensive gain, net of tax:
Change in unrealized gain (loss) on securities available for sale, net of tax effect	1,950	(1,264)	437	(1,726)

Total comprehensive income (loss)	$3,432	$(892)	$3,644	$69

The accompanying notes are an integral part of these consolidated financial statements.

Part I. Item 1. (continued)

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(unaudited)

	Nine Months Ended September 30,
	2004	2003
Cash Flows From Operating Activities:
Net income	$3,207	$1,795
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	800	535
Provision for loan losses	923	1,115
Net amortization of premium (discount) on securities	1,625	3,337
Net gains on sales of securities available for sale	(369)	(756)
Mark to market (gain)/loss adjustment of equity securities	(11)	—
Net gain on sale of other real estate owned	(117)	—
Net gains on sales of loans held for sale	(1,364)	(4,623)
Proceeds from sales of loans held for sale	227,721	629,522
Originations and purchases of loans held for sale	(230,716)	(594,766)
Mark to market (gain)/loss adjustment of loans held for sale	82	(24)
Net (decrease) increase in accrued interest receivable	(331)	7
Net increase in other assets	(1,608)	(11,696)
Net decrease in deferred taxes	327	1,177
Net decrease in accrued interest payable	(222)	(134)
Net increase(decrease) in other liabilities	1,323	(576)

Net cash provided by operating activities	1,270	24,913
Cash Flows From Investing Activities:
Net (decrease)increase in interest-bearing deposits with financial institutions	(330)	892
Maturities of, proceeds from sales of and principal payments received for securities available for sale and other stock	115,718	248,599
Purchase of securities available for sale and other stock	(68,081)	(244,804)
Net increase in loans	(131,433)	(82,082)
Sale of other real estate owned	1,634	—
Purchases of premises and equipment	(558)	(940)

Net cash used in investing activities	(83,050)	(78,335)
Cash Flows From Financing Activities:
Net increase in deposits	19,433	49,143
Offering expenses from sale of common stock	(38)	—
Proceeds from exercise of stock options	7	9
Net increase in borrowings	69,777	34,732

Net cash provided by financing activities	89,179	83,884

Net increase in cash and cash equivalents	7,399	30,462
Cash and Cash Equivalents, beginning of period	59,785	31,195

Cash and Cash Equivalents, end of period	$67,184	$61,657

Supplementary Cash Flow Information:
Cash paid for interest on deposits and other borrowings	$8,932	$7,722

Cash paid for income taxes	$1,577	$1,369

Non-Cash Investing Activities:
Transfer of loan to other real estate owned	$1,517	$—

Net decrease in net unrealized gains and losses on securities held for sale, net of income tax	$437	$(1,726)

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

The Bank, which accounts for substantially all of our consolidated operations, provides a full range of banking services to small and medium-size businesses, professionals and the general public in Orange, Los Angeles and San Diego Counties of California and is subject to competition from other financial institutions conducting operations in those same markets.

PMB Securities Corp. commenced operations in June 2002 as an SEC registered securities broker–dealer that is engaged in the retail securities brokerage business and is a member firm of the National Association of Securities Dealers.

During 2002, the Company organized three business trusts, under the names Pacific Mercantile Capital Trust I, PMB Capital Trust I, and PMB Statutory Trust III, respectively, to facilitate sales, in private placements, of an aggregate of $17.5 million of trust preferred securities to institutional investors. In accordance with applicable accounting standards, the financial statements of these trusts are not included in the Company’s consolidated financial statements. See Note 2: “Significant Accounting Policies — Principles of Consolidation” below.

2.	Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10–Q and, therefore, do not include all footnotes as would be necessary for a fair presentation of financial position, results of operations, changes in cash flows and comprehensive income (loss) in accordance with generally accepted accounting standards in the United States of America (“GAAP”). However, these interim financial statements reflect all adjustments (consisting of normal recurring adjustments and accruals) which, in the opinion of the management, are necessary for a fair presentation of the results for the interim periods presented. These unaudited condensed consolidated financial statements have been prepared in accordance with a basis consistent with prior periods, and should be read in conjunction with the Company’s audited financial statements as of and for the year ended December 31, 2003 and the notes thereto included in the Company’s Annual Report on Form 10–K for the fiscal year ended December 31, 2003 filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934.

The Company’s consolidated financial position at September 30, 2004, and the results of its operations for the three month and nine month periods ended September 30, 2004, are not necessarily indicative of the results of operations that may be expected for any other interim period during or for the full year ending December 31, 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.-)

2.	Significant Accounting Policies (Cont.-)

Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, and contingencies at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries Pacific Mercantile Bank and PMB Securities Corp. All significant intercompany accounts and transactions have been eliminated in consolidation. Prior to March 31, 2004, Pacific Mercantile Capital Trust I, PMB Capital Trust I, and PMB Statutory Trust III, (the “Trust Subsidiaries”), were included in our consolidated financial statements. However, in accordance with a revision, adopted by the Financial Accounting Standards Board (the “FASB”) in January 2004, to Financial Interpretation Number (FIN) 46, effective as of March 31, 2004 the Trust Subsidiaries were de-consolidated and are not included in our consolidated financial statements. See “ – Recent Accounting Pronouncements” in this section.

Nonperforming Loans and Other Assets

At September 30, 2004, the Company had $12,000 in nonaccrual and impaired loans and had no restructured loans and no loans that were past due as to principal for 90 days that were still accruing interest.

Income Per Share

Basic income per share for any fiscal period is computed by dividing net income for such period by the weighted average number of common shares outstanding during that period. Fully diluted income per share reflects the potential dilution that could have occurred assuming all outstanding options or warrants to purchase our shares of common stock at exercise prices that were less than the market price of our shares were exercised into common stock, thereby increasing the number of shares outstanding during the period.

Stock-Based Employee Compensation Plans

The Company accounts for stock-based employee compensation as prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and has adopted the disclosure provisions of Statements of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock Based Compensation.” SFAS No. 123 requires pro-forma disclosures of the Company’s net income and net income per share as if the fair value based method of accounting for stock based awards had been applied. Under the fair value based method, compensation cost is recorded based on the value of the award at the grant date and is recognized over the employee’s period of service with the Company. In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” which amended the disclosure requirements of FASB No. 123 to require certain disclosures about stock-based employee compensation plans in an entity’s accounting policy footnote. The Company has adopted the disclosure provisions of SFAS No. 148 and, in accordance therewith, the disclosures required by SFAS No. 148 are included below in this footnote to our unaudited interim consolidated financial statements included in this Report.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.-)

2.	Significant Accounting Policies (Cont.-)

Effective March 2, 1999, our Board of Directors adopted, and in January 2000 our shareholders approved, the 1999 Stock Option Plan (the “1999 Option Plan”). That Plan authorizes the granting of options to directors, officers and other key employees, that entitle them to purchase shares of common stock of the Company at a price per share equal to or above the fair market value of the Company’s shares on the date the option is granted. Options may vest immediately or over various periods of up to five years, determined by the Company’s Compensation Committee at the time it approves the grant of options under the 1999 Option Plan and expire 10 years after the grant date, or following termination of service, if sooner. A total of 1,248,230 shares were authorized for issuance under the 1999 Option Plan (which number has been adjusted for stock splits effectuated subsequent to the Plan’s adoption).

Effective February 17, 2004, the Board of Directors adopted the Pacific Mercantile Bancorp 2004 Stock Incentive Plan (the “2004 Plan”), which was approved by the Company’s shareholders in May 2004. That Plan authorizes the granting of options and rights to purchase restricted stock to directors, officers and other key employees, that entitle them to purchase shares of common stock of the Company at a price per share equal to or above the fair market value of the Company’s shares on the date the option is granted or the stock purchase rights are awarded. Options and restricted stock purchase rights may vest immediately or over various periods of up to five years, determined by the Company’s Compensation Committee at the time the options are granted or the stock purchase rights are awarded. Options granted under the 2004 Plan will expire 10 years after the grant date, or following termination of service, if sooner. In the case of restricted stock purchase rights, they generally will expire, if not exercised, within 15 days of the date of the award. If exercised, any unvested shares will become subject to repurchase by the Company in the event of a termination of employment or service of the holder of the stock purchase right. A total of 400,000 shares were authorized for issuance under the 2004 Plan.

The Company continues to account for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” under which no compensation cost for stock options is recognized in the accompanying financial statements for stock option or stock purchase awards granted at or above fair market value. Had compensation expense for the Company’s 1999 and 2004 Option Plans been determined based upon the fair value at the grant date for awards under those Plans in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income and income per share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2004	2003	2004	2003
Net Income:
As reported	$1,482	$372	$3,207	$1,795
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	150	81	446	240

Pro Forma	$1,332	$291	$2,761	$1,555

Income Per Share as Reported:
Basic	$0.15	$0.06	$0.32	$0.28
Fully diluted	0.14	0.05	0.30	0.27
Income Per Share Pro Forma:
Basic	$0.13	$0.05	$0.27	$0.24
Fully diluted	0.13	0.04	0.26	0.23
Weighted Average Number of Shares:
Basic	10,082,248	6,401,127	10,081,690	6,400,423
Fully diluted	10,551,854	6,724,710	10,524,578	6,677,734

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.-)

2.	Significant Accounting Policies (Cont.-)

The fair value of the options that were outstanding under the 1999 and 2004 Plans was estimated at the date of grant using the Black-Scholes option-pricing model The following table summarizes the weighted average assumptions used for grants following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
Assumption	2004(1)	2003	2004	2003
Expected volatility	—	39.56%	56.66%	39.97%
Risk-free interest rate	—	2.81%	3.04%	3.04%
Expected dividend yield	—	2.43%	1.22%	2.43%
Expected life of the option	—	5 years	5 years	5 years

(1)	No options granted in the three months ended September 30, 2004.

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

In January 2004, subsequent to the issuance of FIN 46, the FASB issued a revised interpretation, the provisions of which were required to be applied to certain variable interest entities by March 31, 2004. In accordance with the provisions of FIN 46, as revised, effective as of March 31, 2004 the then existing trust subsidiaries organized by the Company to facilitate the sales of trust preferred securities, as described in Note 1 above, were deconsolidated and, for that reason, are not included in the Company’s consolidated financial statements as of September 30, 2004 and December 31, 2003, and for the three and nine month periods ended September 30, 2004 and 2003. However, the adoption of FIN 46 and its revisions did not have a material impact on the Company’s financial statements.

Reclassification

Certain amounts in the accompanying 2003 consolidated financial statements have been reclassified to conform to 2004 presentation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.-)

2.	Significant Accounting Policies (Cont.-)

Commitments and Contingencies

To meet the financing needs of its customers in the normal course of business, the Company is party to financial instruments with off–balance sheet risk. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements. At September 30, 2004, the Company was committed to fund loans totaling approximately $162 million (inclusive of mortgage loans that, if funded, will be held for sale). The contractual amounts of credit-related financial instruments such as commitments to extend credit, credit-card arrangements, and letters of credit represent the amounts of potential accounting loss should the contract be fully drawn upon, the customer default, and the value of any existing collateral become worthless.

The Company uses the same credit policies in making commitments to extend credit and conditional obligations as it does for on–balance sheet instruments. Commitments generally have fixed expiration dates; however, since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s credit worthiness on a case–by–case basis, using the same credit underwriting standards that are employed in making commercial loans. The amount of collateral obtained, if deemed necessary by the Company upon an extension of credit, is based on management’s credit evaluation of the customer. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, residential real estate and income–producing commercial properties.

In the ordinary course of business, the Company is subject to legal action normally associated with financial institutions. At September 30, 2004, the Company was not a party to any pending legal action that is expected to be material to its consolidated financial condition or results of operations.

3.	Subsequent Events

In October 2004, the Company issued $10 million principal amount of 30-year floating rate junior subordinated debentures of which $8 million qualify, for regulatory purposes, as Tier 1 capital and the remainder as Tier II capital. The proceeds from the sale of these debentures are to be used to support the growth of the Company’s banking franchise. The debentures were sold to PMB Capital Trust III, a Delaware grantor trust organized by the Company to sell $10 million of trust preferred securities to an institutional investor, the proceeds from which were used to purchase those debentures from the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Pacific Mercantile Bancorp is a bank holding company that owns all of the stock of Pacific Mercantile Bank (the “Bank”), which is a commercial bank that provides a full range of banking services to small and medium-size businesses and to professionals and the general public in Orange, Los Angeles and San Diego counties, in Southern California. Substantially all of our operations are conducted and substantially all of our assets are owned by the Bank, which accounts for substantially all of our consolidated revenues and operating costs.

The following discussion presents information about our consolidated results of operations for the three and nine month periods ended September 30, 2004 and 2003 and our consolidated financial condition, liquidity and capital resources at September 30, 2004 and should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Report.

Forward–Looking Information

Statements contained in this Report that are not historical facts or that discuss our expectations or beliefs regarding our future operations or future financial performance, or financial or other trends in our business, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. Often, they include the words “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “project,” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could,” or “may.” The information contained in such forward-looking statements is based on current information and assumptions about future events over which we do not have control and our business is subject to a number of risks and uncertainties that could cause our financial condition or actual operating results in the future to differ significantly from our expected financial condition or operating results that are set forth in those statements. Those risks and uncertainties are described in this Section of this Report, including in the subsection below entitled “Risks and Uncertainties That Could Affect Our Future Financial Performance” and readers of this Report are urged to read this Section in its entirety, including that subsection.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with general accepted accounting principles in the United States, (“GAAP”) and general practices in the banking industry. The accounting policies we follow in determining the sufficiency of our allowance for loan losses and the fair value of derivative financial instruments involve judgments and assumptions which can have a material impact on the carrying value of our loans and those financial instruments, respectively, and, as a result, we consider these accounting policies to be critical accounting policies.

Allowance for Loan Losses. In determining the adequacy of the allowance for loan losses, we use historical loss factors, adjusted for current economic market conditions and other economic indicators, to determine the losses inherent in our loan portfolio. Actual loan losses could be greater than that predicted by those loss factors and our current assessments of current conditions and economic trends if unanticipated changes were to occur in those conditions. In such an event, we would be required to increase the allowance for loan losses by means of a charge to income referred to in our financial statements as the “provision for loan losses.” Such an increase would reduce the carrying value of our loans on our balance sheet, and the additional provision for loan losses taken to increase that allowance would reduce our income, in the period when it is determined that an increase in the allowance for loan losses is necessary. See “—Provision for Loan Losses” and “—Allowance for Loan Losses and Nonperforming Loans” below.

Derivative Financial Instruments. The derivative financial instruments that we enter into consist primarily of interest rate lock commitments that are designed to hedge the change in fair value related to mortgage loans held for sale. At September 30, 2004, approximately $23 million of mortgage loans held for sale were hedged. We estimate the fair value of mortgage loans held for sale based on period end market interest rates obtained from various mortgage investors. If the fair values of the mortgage loans held for sale were to decline below those estimated values, we would be required to reduce the carrying values of the mortgage loans held for sale on our statement of financial condition and, correspondingly, reduce our noninterest income. We also enter into non-designated derivative instruments relating to mortgage loan interest rate lock commitments with borrowers and investors in order to reduce our exposure to adverse fluctuations in interest rates. At September 30, 2004 we had $12 million of mortgage loan commitments identified as non-designated derivative instruments. We estimate the fair value of these mortgage loan commitments based on market interest rates at period end. If the fair value of these non-designated derivative instruments were to decline below the expected values, we would be required to recognize a reduction in our noninterest income.

Overview of Operating Results in the Third Quarter and Nine Months ended September 30, 2004

The following table sets forth information regarding the interest income that we generated, the interest expense that we incurred, our net interest income, noninterest income, noninterest expense, and our net income and net income per share for the three and nine months ended September 30, 2004 and 2003.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2004 Amount	2003 Amount	Percent Change	2004 Amount	2003 Amount	Percent Change
	(Dollars in thousands, except per share data)
Interest income	$9,094	$5,965	52.5%	$25,101	$18,403	36.4%
Interest expense	3,065	2,649	15.7%	8,709	8,243	5.7%

Net interest income	$6,029	$3,316	81.8%	$16,392	$10,160	61.3%
Noninterest income	$1,051	$1,937	(45.7)%	$3,291	$6,832	(51.8)%
Noninterest expense	$4,502	$4,155	8.4%	$13,309	$13,008	2.3%
Net income	$1,482	$372	298.4%	$3,207	$1,795	78.7%

Net income per share—diluted	$0.14	$0.05	180.0%	$0.30	$0.27	11.1%
Weighted average number of diluted shares	10,551,854	6,724,710	56.9%	10,524,578	6,677,734	57.6%

Key Factors Affecting Operating Results in the Three and Nine Months Ended September 30, 2004

•	Increases in Net Interest Income. The increases in net interest income in both the three and nine month periods ended September 30, 2004, as compared to the corresponding periods of 2003, were primarily the result of growth in the volume of our core loans (loans exclusive of those held for sale) and our other earning assets during the nine months ended September 30, 2004. Core loans grew by $177 million or 58% to $480 million at September 30, 2004 from $303 million at September 30, 2003.

•	Improvements in Net Interest Margin. Net interest margin improved to 3.17% and 2.99%, respectively, in the three and nine month periods ended September 30, 2004, as compared to 2.19% and 2.33%, respectively, in the corresponding three and nine month periods of 2003. Those improvements were due largely to (i) increases in the volume of core loans, which generate higher yields than our other earning assets, and (ii) an increase in the rate earned on securities available for sale for the three and nine month periods ended September 30, 2004, which improved to 3.46% and 3.44%, respectively, from 2.11% and 2.79% in the same respective periods of 2003 as a result of the slowing of premium amortization on mortgage-backed securities during 2004 as compared to 2003.

•	Decreases in Noninterest Income. Noninterest income decreased by $886,000, or 46%, to $1.0 million in the third quarter of 2004, and by $3.5 million, or 52%, to $3.3 million in the nine months ended September 30, 2004, as compared to the respective corresponding periods of 2003. Those decreases were primarily attributable to a decline in the volume of mortgage financings in 2004 in response to rising interest rates. Also, contributing to the decrease in noninterest income in the three and nine month ended September 30, 2004, was a $131,000, or 100%, and $387,000 or 51%, respectively, decline in gains on sale of securities available for sale (consisting primarily of mortgage backed securities).

•	Management of Noninterest Expense Growth and Improvements in Efficiency Ratio. Even though the volume of interest earning assets and our net interest income both increased, in the double digits, we were able to manage the growth of our noninterest expenses which, by comparison, increased by $347,000, or 8%, and $301,000, or 2%, respectively, in the three and nine month periods ended September 30, 2004, in each case as compared to the corresponding period of 2003. Due to the combination of the increases in net interest income and the single digit growth in operating expenses, our efficiency ratio (operating expenses as a percentage to total revenues) improved to 64% and 68%, respectively, in the three and nine month periods ended September 30, 2004, from 79% and 77%, respectively, in the three and nine month periods ended September 30, 2003.

•	Impact of Increases in Outstanding Shares on Per Share Income. Due to the completion in December 2003 of a public offering of 3,680,000 of our shares of common stock at a price of $9.25 per share, the weighted average number of diluted shares outstanding increased to 10.6 million and 10.5 million, respectively, for the three and nine month periods ended September 30, 2004, from 6.7 million shares for both the corresponding periods in 2003. As a consequence, even though net income increased by 298% and 79%, respectively, in the three and nine month periods ended September 30, 2004, as compared to the same periods of 2003, net income per diluted share increased to $0.14 or 180%, in the three months ended September 30, 2004 from $0.05 in the same three months of 2003, and $0.30 or 11%, in the nine months ended September 30, 2004, from $0.27 per share in the corresponding nine months of 2003.

Set forth below are certain key financial performance ratios and other financial data for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Return on average assets (1).	0.74%	0.23%	0.56%	0.39%
Return on average shareholders’ equity (1)	8.15%	3.78%	5.97%	6.12%
Net interest margin (2)	3.17%	2.19%	2.99%	2.33%

(1)	Annualized.
(2)	Net interest income expressed as a percentage of total average interest earning assets.

Results of Operations

Net Interest Income

One of the principal determinants of a bank’s income is net interest income, which is the difference between (i) the interest that a bank earns on loans, investment securities and other interest earning assets, on the one hand, and (ii) its interest expense, which consists primarily of the interest it must pay to attract and retain deposits and the interest that it pays on borrowings and other interest-bearing liabilities, on the other hand. A bank’s interest income and interest expense are, in turn, affected by a number of factors, some of which are outside of its control, including national and local economic conditions and the monetary policies of the Board of Governors of the Federal Reserve (the “Federal Reserve Board” or the “FRB”), which affect interest rates, the demand for loans, and the ability of borrowers to meet their loan payment obligations. Net interest income, when expressed as a percentage of total average interest earning assets, is a banking organization’s “net interest margin.”

The following table sets forth our interest income, interest expense, net interest income and net interest margin in the three and nine month periods ended September 30, 2004 and September 30, 2003, respectively:

	Three Months Ended September 30,			Nine Months Ended September 30
	2004 Amount	2003 Amount	Percent Change	2004 Amount	2003 Amount	Percent Change
(Dollars in thousands)
Interest income	$9,094	$5,965	52.5%	$25,101	$18,403	36.4%
Interest expense	3,065	2,649	15.7%	8,709	8,243	5.7%

Net interest income	$6,029	$3,316	81.8%	$16,392	$10,160	61.3%

Net interest margin	3.17%	2.19%		2.99%	2.33%

As the table above indicates, the increases in net interest income of $2.7 million, or 81.8% increase in the third quarter of 2004, and $6.2 million, or 61.3%, in the nine months ended September 30, 2004, were attributable to increases in interest income of $3.1 million, or 52.5%, and $6.7 million, or 36.4%, respectively, in those three and nine month periods, respectively. By contrast, our interest expense increased $416,000 or 15.7% and $466,000 or 5.7%, respectively, in the three and nine month periods ended September 30, 2004.

The increase in interest income in the quarter ended September 30, 2004, was primarily attributable to an increase in the volume of interest earning assets, including a $206 million increase in the average volume of outstanding loans (exclusive of mortgages held for sale) over the corresponding period of fiscal 2003, offset by a $19 million reduction in investment securities.

In the nine months ended September 30, 2004, the increase in interest income was primarily attributable to a $177 million increase in our average volume of outstanding loans (exclusive of mortgage loans held for sale) and an increase of $5 million in the average volume of outstanding investment securities. These volume increases in average interest earning assets, were funded primarily by the increase in deposits and in borrowings we obtained from the Federal Home Loan Bank and a shift of funds out of lower yielding federal funds sold.

The increase in interest expense in the third quarter and nine months ended September 30, 2004, as compared to the same respective periods last year, was primarily attributable to increases of $88 million and $78 million in Federal Home Loan Bank borrowings.

Our net interest margin improved to 3.17% in the third quarter of 2004 from 2.19% in the third quarter ended September 30, 2003, and to 2.99% in the nine months ended September 30, 2004 from 2.33% in the same nine months of 2003. In the three months ended September 30, 2004 the yield on interest earning assets improved to 4.78% and the average rate of interest paid on our interest bearing liabilities declined to 2.24%, as compared to a yield on interest earning assets of 3.94% and an average rate of interest paid on interest bearing liabilities of 2.31%, in the same three months of 2003. In the nine months ended September 30, 2004 the yield on interest earning assets improved to 4.58%, and the average rate of interest paid on our interest bearing liabilities declined to 2.19%, as compared to a yield on interest earning assets of 4.21%, and an average rate of interest paid of 2.52%, in the same nine months of 2003.

These improvements were attributable to (i) an increase in the average yield on interest earning assets due primarily to the substantial increase in the volume of core loans on which we generate greater yields than our other interest earning assets, and (ii) a decline in the average rate of interest paid on interest bearing liabilities primarily as result of the change in mix of deposits to a higher proportion of demand and lower cost savings and money market deposits (“core deposits”).

The following table below sets forth changes in interest income, including loan fees, and interest paid in the three and nine month periods ended September 30, 2004, as compared to the same period in 2003, and the extent to which those changes were attributable to changes in the volume of and in the rates of interest earned on interest earning assets and in the volume of and in the rates of interest paid on interest-bearing liabilities.

	Three Months Ended September 30, 2004 Compared to 2003 Increase (decrease) due to Changes in			Nine Months Ended September 30, 2004 Compared to 2003 Increase (decrease) due to Changes in
	Volume(2)	Rates(2)	Total Increase (Decrease)	Volume(2)	Rates(2)	Total Increase (Decrease)
	(In thousands)
Interest income
Short-term investments(1)	$(197)	$218	$21	$(104)	$(17)	$(121)
Securities available for sale and stock	(188)	974	786	370	1,217	1,587
Loans	3,000	(678)	2,322	6,387	(1,155)	5,232

Total earning assets	2,615	514	3,129	6,653	45	6,698
Interest expense
Interest-bearing checking accounts	15	(12)	3	35	(41)	(6)
Money market and savings accounts	26	102	128	177	(161)	16
Certificates of deposit	(142)	(164)	(306)	(258)	(765)	(1,023)
Borrowings	847	(256)	591	1,771	(292)	1,479

Total interest-bearing liabilities	746	(330)	416	1,725	(1,259)	466

Net interest income	$1,869	$844	$2,713	$4,928	$1,304	$6,232

(1)	Short-term investments consist of federal funds sold and interest bearing deposits with financial institutions.

(2)	Changes in interest earned and interest paid due to the mix of earning assets and interest bearing liabilities have been allocated to the change due to volume and the change due to rate in proportion to the relationship of the absolute dollar amounts of the changes in each.

The above table indicates that the increases of $2.7 million and $6.2 million in our net interest income in the three and nine months ended September 30, 2004, respectively, as compared to the like periods in 2003 were the result of (i) a $1.9 million increase in the volume variance and by a $844,000 increase in the rate variance for the three months ended September 30, 2004, as compared to the same period in 2003, and (ii) a $4.9 million increase in the volume variance and a $1.3 million increase in the rate variance for the nine months ended September 30, 2004, as compared to the like period in 2003. The increase in the volume variance reflects the increases in average earning assets of $156 million and $148 million, respectively, in the three and nine month periods ended September 30, 2004, as compared to the corresponding periods of 2003.

Provision for Loan Losses

Like virtually all banks and other financial institutions, we follow the practice of maintaining a reserve or allowance (the “Allowance”) for possible losses on loans that occur from time to time as an incidental part of the banking business. When it is determined that the payment in full of a loan has become unlikely, the carrying value of the loan is reduced to what management believes is its realizable value. This reduction, which is referred to as a loan “charge-off,” or “write-down” is charged against that Allowance. The amount of the Allowance for Loan Losses is increased periodically (i) to replenish the Allowance after it has been reduced due to loan charge-offs, (ii) to reflect changes in the volume of outstanding loans, and (iii) to take account of changes in the risk of potential losses due to a deterioration in the condition of borrowers or in the value of property securing non–performing loans or changes in economic conditions. See “—Financial Condition—Allowance for Loan Losses and Nonperforming Loans” below in this Section of this Report. Increases in the Allowance for Loan Losses are made through a charge, recorded as an expense in the statement of income referred to as the “provision for loan losses.” Recoveries of loans previously charged-off are added back to Allowance and, therefore, have the effect of increasing the Allowance for Loan Losses and reducing the amount of the provision that might otherwise be needed to replenish or increase the Allowance.

Although we employ economic models that are based on bank regulatory guidelines and industry standards to evaluate and determine the sufficiency of the Allowance for Loan Losses and, thereby, the amount of the provisions required to be made for potential loan losses, those determinations involve judgments about trends in current economic conditions and other events that can affect the ability of borrowers to meet their loan obligations. Future economic conditions are subject to a number of uncertainties, some of which are outside of our ability to control. See the discussion below in this Section under the caption “Risks and Uncertainties That Could Affect our Future Financial Performance — we could incur losses on the loans we make.” In the event of unexpected subsequent events or changes in circumstances, it could become necessary in the future to incur additional charges to increase the Allowance, which would have the effect of reducing our income or could cause us to incur losses.

In addition, the Federal Reserve Board and the California Department of Financial Institutions, as an integral part of their examination processes, periodically review the Bank’s Allowance for Loan Losses. These agencies may require the Bank to make additional provisions, over and above that which we have already made, the effect of which would be to reduce our income.

During the three and nine month periods ended September 30, 2004 we were able to reduce the amount of the provisions made for loan losses to $50,000 and $923,000, respectively, down from $518,000 and $1.1 million in the respective corresponding three and nine month periods of 2003. Those reductions were due to a reduction in the volume of non-accrual or impaired loans, which totaled $12,000 or 0.3% of the amount of the Allowance for Loan Losses at September 30, 2004, as compared to $2.5 million or 63.4% of the amount of the Allowance for Loan Losses at December 31, 2003. The reduction in nonaccrual loans during the nine month period ended September 30, 2004 was due to (i) an $822,000 charge-off, in the first quarter of 2004, of a nonaccrual loan for which reserves had been specifically allocated in the Allowance for Loan Losses at December 31, 2003, and (ii) the repayment of or resumption of payments on substantially all of the other loans that were on nonaccrual status at December 31, 2003. See “—Allowance for Loan Losses and Nonperforming Loans” below.

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

The volume of residential mortgage refinancings is subject to significant fluctuations in response to changes in prevailing mortgage interest rates. Such interest rate changes can impact the volume of mortgage loan originations which, in turn, affects the loan processing fees and yield spread premiums we are able to realize on the mortgage loans we originate. For example, the decline in mortgage rates which occurred in 2002 and the first six months of 2003 increased demand for mortgage loan refinancings and resulted in increases in our noninterest income during those periods. Conversely, an increasing interest rate environment, or even the prospect of increasing interest rates, which has occurred over the last 12 months, generally causes a decline in mortgage loan refinancings and, therefore, corresponding declines in the volume of mortgage loan originations and in the income that the mortgage banking division is able to generate. We seek to manage the impact of changes in interest rates by seeking to originate mortgages for home purchases which are not as interest rate sensitive as mortgage loan refinancings. Mortgage loans for home purchases accounted for approximately 42% of our mortgage loan fundings in the quarter ended September 30, 2004 as compared to approximately 12% in the quarter ended September 30, 2003.

The following table identifies the components of and the percentage changes in noninterest income in the three and nine month periods of 2004, as compared to the same period in 2003.

	Three Months Ended September 30,			Nine Months Ended September 30,
	Amount		Percent Change 2004 vs. 2003	Amount		Percent Change 2004 vs. 2003
	2004	2003		2004	2003
	(Dollars in thousands)			(Dollars in thousands)
Mortgage banking (including net gains on sales of loans held for sale)	$490	$1,453	(66.3)%	$1,655	$4,893	(66.2)%
Service charges and fees on deposits	181	151	19.9%	521	467	11.6%
Net gains on sales of securities available for sale	—	131	NM	369	756	(51.2)%
Other	380	202	88.1%	746	716	4.2%

Total noninterest income	$1,051	$1,937	(45.7)%	$3,291	$6,832	(51.8)%

The decreases in noninterest income in the three and nine months ended September 30, 2004, over the like periods in 2003 were primarily attributable to substantial decreases in mortgage loan refinancings prompted by rising market rates of interest and, to a much lesser extent, decreases of $131,000 and $387,000, respectively, in net gains on securities available for sale. The increases in service charges and fees on deposits in the three and nine month periods ended September 30, 2004, as compared to the same periods in 2003, were attributable to the growth in the volume of our deposits subsequent to the second quarter of 2003.

Noninterest Expense

The following table sets forth the principal components of noninterest expense and the amounts thereof, incurred in the three and nine month periods ended September 30, 2004 and 2003, respectively.

	Three Months Ended September 30,			Nine Months Ended September 30,
	Amount		Percent Change 2004 vs. 2003	Amount		Percent Change 2004 vs. 2003
	2004	2003		2004	2003
	(Dollars in thousands)			(Dollars in thousands)
Salaries and employee benefits	$2,489	$2,348	6.0%	$7,149	$7,336	(2.5)%
Occupancy	527	447	17.9%	1,543	1,333	15.8%
Equipment and depreciation	308	362	(14.9)%	995	990	0.5%
Data processing	141	179	(21.3)%	460	479	(4.0)%
Professional fees	165	164	0.6%	681	553	23.1%
Other loan related	191	79	141.8%	289	269	7.4%
Other operating expense(1)	681	576	18.2%	2,192	2,048	7.0%

Total noninterest expense	$4,502	$4,155	8.4%	$13,309	$13,008	2.3%

(1)	Other operating expense primarily consists of telephone, stationery and office supplies, regulatory expenses, investor relations, insurance premiums, postage, and correspondent bank fees.

As indicated in the table above, total noninterest expense for the three and nine months ended September 30, 2004 increased by $347,000, or 8%, to $4.5 million in the third quarter of 2004 and by $301,000, or 2%, to $13.3 million in the nine months ended September 30, 2004, as compared to the respective corresponding period in 2003. Those increases were primarily attributable to increased commercial lending activities in our financial centers and an increase in expenses associated with the opening, in September 2004, of our seventh financial center, which is located in Long Beach, California, partially offset by staff reductions and other cost cutting measures implemented by the mortgage loan division in response to lower mortgage refinancing production volumes.

Our ability to control noninterest expense in relation to the level of net revenue (net interest income plus noninterest income) can be measured in terms of noninterest expenses as a percentage of net revenue. This is known as the efficiency ratio and indicates the percentage of revenue that must be used to cover noninterest expenses. As a general rule, all other things being equal, a lower efficiency ratio will result in increased profitability. Our efficiency ratio improved to 64% in the third quarter of 2004 and 68% in the first nine months of 2004, from 79% and 77%, respectively, in the third quarter and first nine months of 2003. Those improvements indicate a maturing of, and increased business growth at, our financial centers that has helped us to generate more revenue per employee in the three and nine month periods ended September 30, 2004 than we did in the corresponding periods of 2003.

Due primarily to the opening of the Long Beach financial center in September 2004, we expect noninterest expense to increase during the balance of 2004. We also will be seeking to open at least two additional financial centers in Southern California over the next 12 months. If we are successful in obtaining the regulatory approvals required to open those new financial centers in 2005, we would expect noninterest expense to increase, as well, in 2005.

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

For example, rates on certain assets or liabilities typically lag behind changes in market rates of interest. Additionally, prepayments of loans and securities available for sale, and early withdrawals of certificates of deposit, could cause the interest sensitivities to vary.

The table below sets forth information concerning our rate sensitive assets and liabilities at September 30, 2004. The assets and liabilities are classified by the earlier of maturity or repricing dates in accordance with their contractual terms. Certain shortcomings, described above, are inherent in the method of analysis presented in the following table.

	Three Months or Less	Over Three Through Twelve Months	Over One Year Through Five Years	Over Five Years	Non- Interest- Bearing	Total
	(Dollars in thousands)
Assets
Interest-bearing deposits in other financial institutions	$935	$—	$—	$—	$—	$935
Investment in unconsolidated trust subsidiaries	—	—	—	527	—	527
Securities available for sale	16,248	41,592	112,206	52,782	—	222,828
Federal Reserve Bank and Federal Home Loan Bank stock	10,554	—	—	—	—	10,554
Federal funds sold	34,600	—	—	—	—	34,600
Loans, gross	229,673	39,775	210,454	27,650	—	507,552
Non-interest earning assets, net	—	—	—	—	41,416	41,416

Total assets	$292,010	$81,367	$322,660	$80,959	$41,416	$818,412

Liabilities and Shareholders Equity
Noninterest-bearing deposits	$—	$—	$—	$—	$177,111	$177,111
Interest-bearing deposits	196,667	88,943	52,046	—	—	337,656
Borrowings	27,149	55,000	126,000	—	—	208,149
Junior subordinated debentures	12,372	5,155	—	—	—	17,527
Other liabilities	—	—	—	—	4,187	4,187
Shareholders’ equity	—	—	—	—	73,782	73,782

Total liabilities and shareholders equity	$236,188	$149,098	$178,046	$—	$255,080	$818,412

Interest rate sensitivity gap	$55,822	$(67,731)	$144,614	$80,959	$(213,664)

Cumulative interest rate sensitivity gap	$55,822	$(11,909)	$132,705	$213,664	$—

Cumulative % of rate sensitive assets in maturity period	36%	46%	85%	95%	100%

Rate sensitive assets to rate sensitive liabilities	124%	55%	181%	N/A	N/A

Cumulative ratio	124%	97%	124%	138%	N/A

At September 30, 2004, our rate sensitive balance sheet was shown to be in a negative twelve-month gap position. This implies that our net interest margin would decrease in the short–term if interest rates rise and would increase in the short-term if interest rates were to fall. However, as noted above, the extent to which our net interest margin will be impacted by changes in prevailing interests rates will depend on a number of factors, including how quickly rate sensitive assets and liabilities react to interest rate changes, the mix of our interest earning assets (loans versus other interest earning assets, such as securities) and the mix of our interest bearing deposits (between for example, lower interest core deposits and higher cost time certificates of deposit) and our other interest bearing liabilities.

Derivative Financial Instruments

We use derivative instruments to reduce our exposure to adverse fluctuations in interest rates in accordance with our risk management policy. See “Loans Held for Sale” below in this Section.

Mortgage loan commitments to borrowers and rate lock commitments with investors in mortgage loans are derivative instruments, which are non-designated hedges, and are included in mortgage loans held for sale, and gains and losses resulting from these derivative instruments are included in gains or losses on sales of loans in the Company’s consolidated statements of income.

Financial Condition

Assets

Our total consolidated assets increased by $94 million, or 13%, to $818 million at September 30, 2004 from $724 million at December 31, 2003. That increase was funded by increases in borrowings and, to a lesser extent, increases in deposits, which were used primarily to fund new loans.

The following table sets forth the composition of our interest earning assets at:

	September 30, 2004	December 31, 2003
	(In thousands)
Federal funds sold	$34,600	$36,000
Interest-bearing deposits with financial institutions	935	605
Federal Reserve Bank and Federal Home Loan Bank Stock, at cost	10,554	7,546
Securities available for sale, at fair value	222,828	273,995
Loans and loans held for sale (net of allowances of $4,043 and $3,943, respectively)	503,509	370,239

Loans Held for Sale

Loans held for sale in the secondary market, which consist primarily of mortgage loans, totaled $23 million at September 30, 2004, an increase of $4 million from $19 million at December 31, 2003. Loans held for sale are carried at the lower of cost or estimated fair value in the aggregate except for those designated as fair value hedges, which are carried at fair value. These fair value hedges consist primarily of interest rate locks commitment with various mortgage investors. There were $23 million of loans held for sale designated as fair value hedges at September 30, 2004, and there were no ineffective hedges. Net unrealized losses on loans held for sale, if any, are recognized through a valuation allowance by charges to income.

Loans

The following table sets forth the composition, by loan category, of our loan portfolio, excluding mortgage loans held for sale, at September 30, 2004 and December 31, 2003:

	September 30, 2004		December 31, 2003
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial loans	$97,236	20.1%	$103,363	29.1%
Real estate loans	176,572	36.5%	140,441	39.5%
Residential mortgage loans	174,887	36.1%	84,346	23.8%
Construction loans	30,984	6.4%	17,559	4.9%
Consumer loans	4,513	0.9%	9,551	2.7%

Gross loans	484,192	100.0%	355,260	100.0%

Deferred fee (income) costs, net	(85)		(246)
Allowance for loan losses	(4,043)		(3,943)

Loans, net	$480,064		$351,071

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

The following tables set forth the maturity distribution of our loan portfolio (excluding consumer and residential mortgage loans and mortgage loans held for sale) at September 30, 2004:

	September 30, 2004
	One Year or Less	Over One Year Through Five Years	Over Five Years	Total
	(Dollars in thousands)
Real estate and construction loans(1)
Floating rate	$47,284	$33,785	$104,440	$185,509
Fixed rate	190	8,178	13,679	22,047
Commercial loans
Floating rate	52,515	24,072	3,456	80,043
Fixed rate	3,084	13,107	1,002	17,193

Total	$103,073	$79,142	$122,577	$304,792

(1)	Does not include mortgage loans on single and multi-family residences and consumer loans, which totaled $174.9 million and $4.5 million, respectively, at September 30, 2004.

Allowance for Loan Losses and Nonperforming Loans

Allowance for Loan Losses. The allowance for loan losses (the “Allowance”) at September 30, 2004 was $4.0 million, which represented about 0.84% of the loans outstanding at September 30, 2004, as compared to $3.9 million, or 1.12%, of the loans outstanding at December 31, 2003, in each case exclusive of loans held for sale. This reduction in the ratio of the Allowance to loans outstanding at September 30, 2004 was the result of the combined effects of an increase in loan volume and a reduction in the provisions made for loan losses in the nine months ended September 30, 2004, which was made possible by an improvement in the quality of our loan portfolio as a result of: (i) an $822,000 charge off of a non-performing loan in the first quarter of 2004, for which reserves had been included in the Allowance at December 31, 2003, and (ii) a change in the mix of loans comprising the loan portfolio to a higher proportion of collateralized real estate loans which, as a general rule, pose a lower risk of loss than do commercial and consumer loans.

We carefully monitor changing economic conditions, the loan portfolio by category, the financial condition of borrowers, the history of the loan portfolio, and we follow bank regulatory guidelines in determining the adequacy of the Allowance. We believe that the Allowance at September 30, 2004 is adequate to provide for losses inherent in the loan portfolio. However, as the volume of loans increases, additional provisions for loan losses will be required to maintain the Allowance at adequate levels. Additionally, the Allowance was established on the basis of estimates and judgments regarding such matters as economic conditions and trends and the condition of borrowers, historical industry loan loss data and regulatory guidelines, and actual loan losses in the future could vary from the losses predicted on the basis of those estimates, judgments and guidelines. Therefore, if economic conditions were to deteriorate, or interest rates were to increase, which would have the effect of increasing the risk that borrowers would encounter difficulties meeting their loan payment obligations, it could become necessary to increase the Allowance by means of additional provisions for loan losses. See “—Results of Operations—Provision for Loan Losses” above.

Set forth below is a summary of the transactions in the allowance for loan losses for the nine months ended September 30, 2004 and the year ended December 31, 2003:

	September 30, 2004	December 31, 2003
	(In thousands)
Balance, beginning of period	$3,943	$2,435
Provision for loan losses	923	1,515
Amounts charged off	(823)	(7)

Balance, end of period	$4,043	$3,943

The $823,000 charge off during the nine months ended September 30, 2004 primarily represents one loan that had been fully reserved and included in the Allowance at December 31, 2003.

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

At September 30, 2004, we had a $12,000 loan that was delinquent 90 days or more and which was classified as a nonaccrual and impaired loan. At December 31, 2003 there were $2.5 million of loans that were delinquent 90 days or more and which were classified as nonaccrual loans, of which $822,000 was charged off during the nine months ended September 30, 2004. We had no loans delinquent 90 days or more with principal still accruing interest or any restructured loans at September 30, 2004. At September 30, 2004, our average investment in impaired loans, on a year-to-date basis, was $800,000. The interest that we would have earned in the nine months ended September 30, 2004, had the impaired loans remained current in accordance with their original terms was $47,000.

Deposits

Average Balances of and Average Interest Rates Paid on Deposits. Set forth below are the average amounts of, and the average rates paid on, deposits for the nine months ended September 30, 2004:

	Nine Months Ended September 30, 2004
	Average Balance	Average Rate
	(In thousands)
Noninterest-bearing demand deposits	$164,709	—
Interest-bearing checking accounts	20,149	0.31%
Money market and savings deposits	121,912	1.21%
Time deposits	200,668	2.56%

Total deposits	$507,438	1.32%

Deposit Totals. Deposits totaled $515 million at September 30, 2004 as compared to $495 million at December 31, 2003. At September 30, 2004, noninterest-bearing deposits comprised $177 million, or 34% of total deposits, as compared to $157 million, or 32%, of total deposits at December 31, 2003. By comparison, certificates of deposit in denominations of $100,000 or more comprised $89 million, or 17.3%, of total deposits at September 30, 2004 and $88 million, or 17.8%, of total deposits at December 31, 2003.

Set forth below is a maturity schedule of domestic time certificates of deposit outstanding at September 30, 2004:

	At September 30, 2004
Maturities:	Certificates of Deposit Under $100,000	Certificates of Deposit $100,000 or more
	(In thousands)
Three months or less	$22,223	$28,999
Over three and through twelve months	48,404	40,539
Over twelve months	32,398	19,649

Total	$103,025	$89,187

Business Segment Information

The Company has two reportable business segments: commercial banking and mortgage banking. The commercial banking segment provides small and medium-size businesses, professional firms and individuals with a diversified range of products and services such as various types of deposit accounts, various types of commercial and consumer loans, cash management services, and Internet banking services. The mortgage banking segment originates and purchases residential mortgages that, for the most part, are resold within 30 days to long-term investors in the secondary residential mortgage market.

Since we derive substantially all of our revenues from interest and noninterest income, and interest expense is our most significant expense, we report the net interest income (interest income less interest expense) and noninterest income (primarily net gains on sales of loans held for sale and fee income) for each of these segments. Set forth below are the net interest income and noninterest income for each of those business segments for the nine months ended September 30, 2004 and 2003. The Company does not allocate general and administrative expenses or income taxes to the segments. Also set forth in the following table are the assets allocated to each of these business segments at September 30, 2004 and December 31, 2003.

	Commercial	Mortgage	Other	Total
	(Dollars in thousands)
Net interest income for the period ended:
September 30, 2004	$10,647	$2,674	$3,071	$16,392
September 30, 2003	$4,655	$2,421	$3,084	$10,160

Noninterest income for the period ended:
September 30, 2004	$1,035	$1,770	$486	$3,291
September 30, 2003	$992	$4,893	$947	$6,832

Segment Assets at:
September 30, 2004	$403,553	$101,350	$313,509	$818,412
December 31, 2003	$325,978	$45,812	$352,699	$724,489

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

Cash flow Provided by Financing Activities. Cash flow of $89 million was provided by financing activities during the nine months ended September 30, 2004, the source of which consisted primarily of net increases of $19 million in deposits and $70 million in net borrowings.

Cash flow From Operating Activities. Cash flow of $1.3 million was provided by our operating activities, primarily from net income and $228 million from sales of loans held for sale, offset by the origination of loans held for sale, which totaled $231 million in the nine months ended September 30, 2004.

Cash flow Used in Investing. Cash flow used in investing activities in the nine months ended September 30, 2004 was $83 million, primarily to fund an increase of $131 million in loans and $68 million of purchases of investment securities available for sale, offset somewhat by $116 million proceeds from sales of and principal payments received on investment securities available for sale in the nine months ended September 30, 2004.

Our liquid assets, which included cash and due from banks, federal funds sold, interest earning deposits with financial institutions and unpledged securities available for sale (excluding Federal Reserve Bank and Federal Home Loan Bank stock) totaled $147 million or 18% of total assets at September 30, 2004.

The relationship between gross loans and total deposits provides a useful measure of our liquidity. Since repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loan-to-deposit ratio the less liquid are our assets. On the other hand, since we realize greater yields and higher interest income on loans than we do on investments, a lower loan-to-deposit ratio can adversely affect interest income and earnings. As a result, our goal is to achieve a loan-to-deposit ratio that appropriately balances the requirements of liquidity and the need to generate a fair return on assets. At September 30, 2004, the ratio of loans-to-deposits (excluding loans held for sale) was 93%, compared to 71% at December 31, 2003. As the loan-to-deposit ratio has increased, we have utilized Federal Home Loan Bank borrowings to supplement deposits for liquidity.

Off Balance Sheet Arrangements

Loan Commitments and Standby Letters of Credit. In order to meet the financing needs of our customers in the normal course of business, we make commitments to extend credit and issue standby commercial letters of credit to or for our customers. At September 30, 2004 and December 31, 2003, we were committed to fund certain loans (inclusive of mortgages held for sale) amounting to approximately $162 million and $157 million, respectively.

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

To varying degrees, commitments to extend credit involve elements of credit and interest rate risk for us that are in excess of the amounts recognized in our balance sheets. Our maximum exposure to credit loss in the event of nonperformance by the customers to whom such commitments are made is equal to the amount of those commitments. As a result, before making such a commitment to a customer, we evaluate the customer’s creditworthiness using the same underwriting standards that we would apply if we were approving loans to the customer. In addition, we often require the customer to secure its payment obligations for amounts drawn on such commitments with collateral such as accounts receivable, inventory, property, plant and equipment, income-producing commercial properties, residential properties and properties under construction. As a consequence, our exposure to credit and interest rate risk on such commitments is not different in character or amount than risks inherent in the outstanding loans in our loan portfolio.

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

Contractual Obligations

Borrowings. As of September 30, 2004, we had $126 million of outstanding long-term borrowings and $65 million of outstanding short-term borrowings that we had obtained from the Federal Home Loan Bank. The table below sets forth the amounts, in thousands of dollars, the interest rates we pay on, and the maturity dates of these Federal Home Loan Bank borrowings. These borrowings, along with the securities sold under agreements to repurchase, have a weighted-average annualized interest rate of 2.41%.

Principal Amounts	Interest Rate	Maturity Dates	Principal Amounts	Interest Rate	Maturity Dates
(Dollars in thousands)			(Dollars in thousands)
$10,000	2.20%	November 15, 2004	$5,000	2.00%	February 13, 2006
6,000	1.27%	January 24, 2005	5,000	2.50%	February 21, 2006
9,000	1.93%	February 18, 2005	6,000	2.34%	February 28, 2006
5,000	2.33%	June 15, 2005	5,000	3.13%	June 19, 2006
5,000	2.31%	June 17, 2005	5,000	2.76%	August 9, 2006
7,000	2.29%	June 24, 2005	2,000	2.94%	August 28, 2006
5,000	2.24%	August 29, 2005	3,000	2.56%	September 18, 2006
10,000	2.70%	September 19, 2005	3,000	2.49%	September 25, 2006
3,000	1.93%	September 19, 2005	5,000	2.39%	October 2, 2006
5,000	1.76%	September 30, 2005	2,000	2.40%	October 2, 2006
5,000	2.34%	October 13, 2005	5,000	2.69%	December 12, 2006
7,000	2.34%	November 14, 2005	5,000	2.67%	December 18, 2006
5,000	2.35%	November 14, 2005	4,000	2.50%	January 22, 2007
5,000	2.33%	November 17, 2005	5,000	2.57%	February 12, 2007
5,000	2.33%	November 21, 2005	3,000	3.14%	September 18, 2007
7,000	2.41%	January 9, 2006	2,000	3.06%	September 24, 2007
6,000	1.94%	January 23, 2006	1,000	2.91%	October 1, 2007
10,000	2.74%	January 30, 2006	5,000	3.45%	February 11, 2009
5,000	2.66%	February 2, 2006

At September 30, 2004, U.S. Agency and Mortgage Backed securities, U.S. Government agency securities and collateralized mortgage obligations with an aggregate fair market value of $144 million and $100 million of residential mortgage and other real estate secured loans were pledged to secure these Federal Home Loan Bank borrowings, repurchase agreements, local agency deposits, and Treasury, tax and loan accounts.

The highest amount of borrowings outstanding at any month end during the nine months ended September 30, 2004 consisted of $191 million of borrowings from the Federal Home Loan Bank and $17 million of overnight borrowings in the form of securities sold under repurchase agreements. During 2003, the highest amount of borrowings outstanding at any month end consisted of $124 million of advances from the Federal Home Loan Bank and $15 million of overnight borrowings in the form of securities sold under repurchase agreements.

Junior Subordinated Debentures. Pursuant to rulings of the Federal Reserve Board, bank holding companies have been permitted to issue long term subordinated debt instruments that will, subject to certain conditions, qualify as and, therefore, augment capital for regulatory purposes. Pursuant to those rulings, in 2002, we formed subsidiary grantor trusts to sell and issue to institutional investors a total of $17.5 million principal amount of floating junior trust preferred securities (“trust preferred securities”) and we received the net proceeds from those issuances in exchange for our issuances to the grantor trusts of $17.5 million principal amount of junior subordinated floating rate debentures (the “Debentures”), the payment terms of which mirror those of the trust preferred securities. The payments that we make of interest and principal on the Debentures are used by the grantor trusts to make the payments that come due to the holders of the trust preferred securities pursuant to the terms of those securities. As required by FIN 46 (which is described in “Note 2—Significant Accounting Policies—Recent Accounting Pronouncements,” to our Interim Unaudited Consolidated Financial Statements-included earlier in this Report), we deconsolidated the trusts as of March 31, 2004. Such deconsolidation had no material impact on our financial condition or results of operation.

Set forth below is certain information regarding the terms of the Debentures that were outstanding as of September 30, 2004:

Original Issue Dates	Principal Amount	Interest Rate	Maturity Date
	(In thousands)
June 2002	$5,155	LIBOR plus 3.75%(1)	June 2032
August 2002	5,155	LIBOR plus 3.625% (2)	August 2032
September 2002	7,217	LIBOR plus 3.40%(1)	September 2032

Total	$17,527

(1)	Interest rate resets quarterly.
(2)	Interest rate resets semi-annually.

These Debentures have quarterly or semi-annual interest payments, which may be deferred in the first 5 years at the option of the company, and are redeemable at our option beginning 5 years after their respective original issue dates.

Under the Federal Reserve Board rulings, the borrowings evidenced by the Debentures, which are subordinated to all other borrowings that are outstanding or which we may obtain in the future, are eligible (subject to certain limitations) to qualify and, at September 30, 2004, all $17.5 million of those Debentures qualified as Tier I capital for regulatory purposes. See discussion below under the subcaption “—Regulatory Capital Requirements.”

In October 2004, subsequent to the end of the third quarter of 2004, we established another grantor trust that issued an additional $10 million of trust preferred securities to an institutional investor and, in connection therewith, we issued an additional $10 million principal amount junior subordinated floating rate debentures in exchange for the proceeds raised from the sale of those trust preferred securities.

Investment Policy and Securities Available for Sale

Our investment policy is designed to provide for our liquidity needs and to generate a favorable return on investments without undue interest rate risk, credit risk or asset concentrations.

Our investment policy:

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

The following is a summary of the major components of securities available for sale and a comparison of the amortized cost, estimated fair values and gross unrealized gains and losses as of September 30, 2004 and December 31, 2003:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(Dollars in thousands)
September 30, 2004

Securities Available For Sale:
Mortgage Backed Securities	$212,652	$499	$2,137	$211,014
Collateralized Mortgage Obligations	10,866	32	95	10,803

Total Government and Agencies Securities	223,518	531	2,232	221,817
Mutual Fund	1,011	—	—	1,011

Total Securities Available For Sale	$224,529	$531	$2,232	$222,828

December 31, 2003

Securities Available For Sale:
U.S. Agencies and Mortgage Backed Securities	$235,795	$239	$2,236	$233,798
Collateralized Mortgage Obligations	20,628	54	131	20,551

Total Government and Agencies Securities	256,423	293	2,367	254,349
Fannie Mae Trust Preferred Stock	20,000	—	354	19,646

Total Securities Available For Sale	$276,423	$293	$2,721	$273,995

At September 30, 2004, U.S. Agencies and Mortgage Backed securities, U.S. Government agency securities and collateralized mortgage obligations with an aggregate fair market value of $144 million were pledged to secure Federal Home Loan Bank borrowings, repurchase agreements, local agency deposits and Treasury, tax and loan accounts.

The amortized cost and estimated fair value, at September 30, 2004, of securities available for sale are shown in the table below by contractual maturities and historical prepayments based on the prior nine months of principal payments. Expected maturities will differ from contractual maturities and historical prepayments, particularly with respect to collateralized mortgage obligations, because borrowers may react to interest rate market conditions differently than the historical prepayment rates.

	Maturing in
(Dollars in thousands)	One year or less	Over one year through five years	Over five years through ten years	Over ten years	Total
Securities available for sale, amortized cost	$56,301	$113,185	$41,764	$13,279	$224,529
Securities available for sale, estimated fair value	55,840	112,214	41,520	13,254	222,828
Weighted average yield	3.20%	3.49%	3.71%	4.03%	3.49%

The table below shows as of September 30, 2004, the gross unrealized losses and fair values of our investments, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	Securities With Unrealized Loss as of September 30, 2004
	Less than 12 months		12 months or more		Total
(Dollars In thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
US Agencies and Mortgage Backed Securities	$75,288	$495	$77,526	$1,641	$152,814	$2,136
Collateralized Mortgage Obligations	1,588	2	7,093	94	8,681	96

Total Temporarily impaired securities	$76,876	$497	$84,619	$1,735	$161,495	$2,232

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

The following table sets forth the amounts of capital and capital ratios of the Company (on a consolidated basis) and the Bank (on stand alone bases) at September 30, 2004, as compared to the respective minimum regulatory requirements applicable to them.

	Actual		Applicable Federal Regulatory Requirement
			Capital Adequacy Purposes		To be Categorized As Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total Capital to Risk Weighted Assets:
Company	$95,824	16.2%	$47,477	At least 8.0%	$59,346	At least 10.0%
Bank	62,990	10.8%	46,865	At least 8.0%	58,582	At least 10.0%
Tier 1 Capital to Risk Weighted Assets:
Company	$91,781	15.5%	$23,738	At least 4.0%	$35,607	At least 6.0%
Bank	58,969	10.1%	23,433	At least 4.0%	35,149	At least 6.0%
Tier 1 Capital to Average Assets:
Company	$91,781	11.5%	$31,988	At least 4.0%	$39,985	At least 5.0%
Bank	58,969	7.4%	31,781	At least 4.0%	39,727	At least 5.0%

As of September 30, 2004, based on applicable capital regulations, the Company (on a consolidated basis) and the Bank (on a stand-alone basis) qualify as well capitalized institutions under the capital guidelines described above.

The consolidated total capital and Tier 1 of the Company, at September 30, 2004, include approximately $17 million of long term indebtedness evidenced by the Junior Subordinated Debentures that we issued in 2002 in connection with the sale of junior trust preferred securities. See”—Financial Condition—Contractual Obligations” above. Because we contributed those proceeds to the capital of the Bank, its total capital and Tier 1 capital, at September 30, 2004 also include the proceeds of the sale of the Debentures.

We have been informed that the Federal Reserve Board is evaluating whether FIN No. 46 (which is described in “Note 2—Significant Accounting Policies— Recent Accounting Pronouncements,” to our Interim Unaudited Consolidated Financial Statement” included earlier in this Report), will have any impact on its previous rulings that the Debentures, issued to secure trust preferred securities of its grantor trusts will qualify as Tier I capital. However, we have been advised the Federal Reserve Board is permitting bank holding companies to continue reporting such subordinated indebtedness as part of Tier I capital for regulatory purposes. In the event that the Federal Reserve Board was to retroactively revoke its prior rulings, we would become entitled under the instruments governing the Debentures to redeem those Debentures at par without having to wait until 2007 to do so.

Public Offering of Common Stock in 2003 and Issuance of Additional Junior Subordinated Debentures in October 2004. In December 2003 we completed a public offering of 3,680,000 shares of our common stock at a price $9.25 per share. In October 2004 we issued a total of $10 million principal amount of floating rate junior subordinated debentures of which $8 million qualify, under existing Federal Reserve Board rulings, as Tier 1 capital and the remainder as Tier II capital. The net proceeds of that public offering, which totaled approximately $31 million, increased our total capital to support, and a portion of those net proceeds have been used to fund the new Long Beach Financial Center and some of the loan growth achieved during the nine months ended September 30, 2004. The remaining net proceeds of the stock offering and the net proceeds from the sale in October 2004 of the additional junior subordinated debentures, will be used to fund the addition of two full service financial centers that we plan to establish in Southern California over the next 12 months.

Dividend Policy. The Company intends to retain earnings to support future growth and, therefore, does not expect to pay dividends for at least the next 6-12 months.

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

Risks Related to Our Business

We face intense competition from other banks and financial institutions that could hurt our business

We conduct our business operations in Southern California, where the banking business is highly competitive and is dominated by a relatively small number of large multi-banks with offices operating over wide geographical areas. We also compete with other financial service businesses, mutual fund companies, and securities brokerage and investment banking firms that offer competitive banking and financial products and services. The larger banks, and some of those other financial institutions, have greater resources that enable them to conduct extensive advertising campaigns and to shift resources to regions or activities of greater potential profitability. Some of these banks and institutions also have substantially more capital and higher lending limits that could enable them to attract larger clients, and offer financial products and services that we are unable to offer, particularly with respect to attracting loans and deposits.

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

Adverse changes in economic conditions in Southern California could disproportionately harm our business

The large majority of our customers and the properties securing a large proportion of our loans are located in Southern California. A worsening of economic conditions in Southern California could harm our business by:

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

National economic conditions and changes in Federal Reserve Board monetary policies could affect our operating results.

Our ability to achieve and sustain our profitability is substantially dependent on our net interest income. Like most banking organizations and other depository institutions, our interest income is affected by a number of factors outside of our control, including changes in market rates of interest, which in turn are affected by changes in national economic conditions and national monetary policies adopted by the Federal Reserve Board. From 2001 and continuing until June 30, 2004, the Federal Reserve Board followed a policy of reducing interest rates in an effort to stimulate the national economy. Those interest rate reductions, coupled with sluggishness in the economy, led to decreases in our net interest margin during 2003 and made it more difficult to increase earnings. We cannot predict whether the improvement in the economy will continue or whether the Federal Reserve Board’s recent increases in interest rates, which have totaled 75 basis points so far in the second half of 2004, will succeed in lessening the downward pressure on net interest margins that was prevalent through most of the last three years.

On the other hand, the benefits of increased market rates of interest may be offset, partially or in whole, because those increases will increase the costs of attracting deposits and obtaining borrowings. If we are unable to effectuate commensurate increases in the rates we are able to charge on existing or new loans due to competitive pressures or contractual restrictions on our ability to increase interest rates on existing loans, our net interest margin may suffer despite the increase in interest rates. Additionally, the recent increases in mortgage rates have led to a decline in mortgage loan originations and a reduction in our noninterest income during 2004. Changes in economic conditions and increasing rates of interest also could cause prospective borrowers to fail to qualify for our loan products and reduce loan demand, thereby reducing our net interest margins. In addition, if economic conditions were to worsen, that could adversely affect the financial capability of borrowers to meet their loan obligations, which could result in loan losses and require increases in provisions made for possible loan losses.

Rapid growth could strain our resources and lead to operating problems or inefficiencies

We have grown substantially in the past five years by opening new financial centers. We intend over the next 12 months to open additional financial centers, primarily in Southern California, either by opening new offices or acquiring one or more community banks. The opening of new offices or the acquisition of another bank will result in increased operating expenses until new banking offices or acquired banking operations attract sufficient business to cover operating expenses, which usually takes at least six to twelve months. There is no assurance, however, as to how long it would take for new financial centers to begin generating positive cash flow and earnings. Also, we cannot assure that we will be able to adequately manage our growth, which will make substantial demands on the time and attention of management and on our capital resources. The failure to prepare appropriately and on a timely basis for growth could cause us to experience inefficiencies or failures in our service delivery systems, regulatory problems, and erosion in customer confidence, unexpected expenses or other problems.

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

We could incur losses on the loans we make

The failure or inability of borrowers to repay their loans is an inherent risk in the banking business. We take a number of measures designed to reduce this risk, including the maintenance of stringent loan underwriting policies and the establishment of reserves for possible loan losses and the requirement that borrowers provide collateral that we could sell in the event they fail to pay their loans. However, the ability of borrowers to repay their loans, the adequacy of our reserves and our ability to sell collateral for amounts sufficient to offset loan losses are affected by a number of factors outside of our control, such as changes in economic conditions, increases in market rates of interest and changes in the condition or value of the collateral securing our loans. As a result, we could incur losses on the loans we make that will hurt our operating results and weaken our financial condition.

Government regulations may impair our operations or restrict our growth

We are subject to extensive supervision and regulation by federal and state bank regulatory agencies. The primary objective of these agencies is to protect bank depositors and other customers and not shareholders, whose respective interests will often differ. The regulatory agencies have the legal authority to impose restrictions which they believe are needed to protect depositors and customers of banking institutions, even if such restrictions would adversely affect the ability of the banking institution to expand its business, or result in increases in its costs of doing business or hinder its ability to compete with financial services companies that are not regulated or banks or financial service organizations that are less regulated. Additionally, due to the complex and technical nature of many of the government regulations to which banking organizations are subject, inadvertent violations may occur. In such an event, we would be required to correct or implement measures to prevent a recurrence of such violations. If more serious violations were to occur, the regulatory agencies could limit our activities or growth, fine us or ultimately put us out of business.

Our computer and network systems may be vulnerable to unforeseen problems and security risks

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

The loss of key personnel could hurt our financial performance

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

Evolving regulation of corporate governance and public disclosure may result in additional expenses and continuing uncertainty

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

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) in effect as of September 30, 2004. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2004, the Company’s disclosure controls and procedures were adequate and effective and designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to them by others within these entities.

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 6. EXHIBITS

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

PACIFICMERCANTILEBANCORP

Date: November 10, 2004	By:	/s/ NANCY A. GRAY
Nancy A. Gray, Chief Financial Officer

S-1

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
31.1	Certification of Chief Executive Officer under to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer under to Section 302 of the Sarbanes-Oxley Act

32.1	Certification of Chief Executive Officer under to Section 906 of the Sarbanes-Oxley Act

32.2	Certification of Chief Financial Officer under to Section 906 of the Sarbanes-Oxley Act

E-1