Form 10-K
period 2004-12-31
PACIFIC MERCANTILE BANCORP
filed 2005-03-16
CIK 1109546

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. YES ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Securities Exchange Act Rule 12b-2). YES ☒ No ☐

The aggregate market value of voting shares held by non-affiliates of Registrant as of June 30, 2004, which was determined on the basis of the closing price of Registrant’s shares on that date, was approximately $105,075,000.

As of March 9, 2005, there were 10,090,431 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Except as otherwise stated therein, Part III of the Form 10-K is incorporated by reference from the Registrant’s Definitive Proxy Statement which is expected to be filed with the Commission on or before April 29, 2005 for its 2005 Annual Meeting.

PACIFIC MERCANTILE BANCORP

ANNUAL REPORT ON FORM 10K

FOR THE YEAR ENDED DECEMBER 31, 2004

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

PART I

ITEM 1.    BUSINESS.

Background

Pacific Mercantile Bancorp is a California corporation that owns all of the stock of Pacific Mercantile Bank, a California state chartered commercial bank (which, for convenience, will sometimes be referred to in this report as the “Bank” or “our Bank”). The capital stock of the Bank is our principal asset and substantially all of our business operations are conducted by the Bank which, as a result, accounts for substantially all of our revenues and income. As the owner of a commercial bank, Pacific Mercantile Bancorp is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (the “Bank Holding Company Act”) and, as such, our operations are regulated by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). See “Supervision and Regulation” below in this Report. In December 2002, we also began offering our customers retail securities brokerage service and investment products such as tax free income, fixed income and equity securities and mutual fund investments, through PMB Securities Corp, a wholly-owned subsidiary that is a securities broker-dealer and member of the National Association of Securities Dealers, Inc. (the “NASD”). For ease of reference, we will sometimes use the terms “Company,” “we” or “us” in this Report to refer to Pacific Mercantile Bancorp on a consolidated basis.

The Bank, which is headquartered in Orange County, California, approximately 40 miles south of Los Angeles, and conducts a commercial banking business in Orange, Los Angeles, and San Diego counties. The Bank is also a member of the Federal Reserve System and its deposits are insured, to the maximum extent permitted by law, by the Federal Deposit Insurance Corporation (commonly known as the “FDIC”).

At December 31, 2004, the Company’s total assets, net loans (including loans held for sale), and total deposits had grown to $846 million, $512 million and $534 million, respectively. Additionally, as of that date we were serving a total of approximately 8,000 deposit accounts, of which approximately 48% were business customers. Currently we operate seven full service commercial banking offices (which we refer to as “financial centers”) and an internet banking branch at www.pmbank.com. Due to the Bank’s internet presence, the Bank has customers who are located in 49 states and the District of Columbia, although the vast majority of our customers are located in Southern California.

The Bank commenced business in March 1999, with the opening of its first financial center, located in Newport Beach, California, and in April 1999 it launched its internet banking site, at www.pmbank.com, where our customers are able to conduct many of their commercial banking transactions, more conveniently and less expensively, with us, 24 hours a day, 7 days a week. We have achieved rapid growth since then, opening the following six additional commercial banking offices (which we will refer to in this Report as “banking and financial centers”) in Southern California in between August 1999 and September, 2004:

Banking and Financial Center Locations	County	Opened for Business
San Clemente, California	Orange	August 1999

Costa Mesa, California	Orange	June 2001

Beverly Hills, California	Los Angeles	July 2001

La Jolla, California	San Diego	June 2002

La Habra, California	Orange	September 2003

Long Beach, California	Los Angeles	September 2004

We are scheduled to open our eighth banking and financial center in Ontario, California, our first office in San Bernardino County (commonly know as the Inland Empire), in the summer of 2005.

It is our plan to expand our operations by opening additional financial centers in other areas of Southern California.

According to data published by the FDIC, at December 31, 2004 there were approximately 142 commercial banks operating in banking offices in the counties of Los Angeles, Orange, San Diego, Riverside and San Bernardino in Southern California. Of those commercial banks, 24 have assets in excess of $1 billion (several of which operate in multiple states); 109 have assets under $500 million (which are often referred to as “community banks”); and only 9 which includes our Bank, had assets ranging between $500 million and $1 billion. As a result, we believe that we are well-positioned to achieve further growth in Southern California.

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

In furtherance of that strategy:

•	We offer at our financial centers and at our interactive internet banking website, a broad selection of financial products and services that address, in particular, the banking needs of business customers and professional firms, including services that are typically available only from much larger banks in our market areas.

•	We provide a level of convenience and access to banking services that we believe are not typically available from the community banks with which we compete, made possible by the combination of our full service financial centers and the internet banking capabilities coupled with personal services we offer our customers.

•	We have built a technology and systems infrastructure that we believe will support the growth and further expansion of our banking franchise in Southern California.

•	We adhere to stringent loan and investment underwriting standards which has enabled us to maintain high quality earning assets and a strong balance sheet, which is necessary to our ability to support the growth and further expansion of our banking franchise.

Along with opening the financial center in Ontario, California, we plan to add at least one additional financial center in the next 12 months, either by opening new a financial center or acquiring a community banks or bank branches in selected locations in Southern California. We believe that adding to our network of financial centers will enable us to grow our loans and other earning assets and increase our core deposits (consisting of non-interest bearing demand, and lower cost savings and money market deposits), with the goal of increasing our net interest margins and improving our profitability. We also believe that, with our technology systems in place, we have the capability to significantly increase the volume of banking transactions that we handle without having to incur the cost or disruptions of a major computer enhancement program. Therefore, we believe that the establishment of additional financial centers will enable us to achieve additional efficiencies and cost savings.

Our Commercial Banking Operations

We seek to meet the banking needs of small and moderate size businesses, professional firms and individuals by providing our customers with:

•	A broad range of loan and deposit products and banking and financial services, more typical of larger banks, in order to gain a competitive advantage over independent or community banks that do not provide the same range or breadth of services that we are able to provide to our customers;

•	A high level of personal service and responsiveness, more typical of independent and community banks, which we believe, gives us a competitive advantage over large out-of-state and other large multi-regional banks that are unable, or are unwilling, due to the expense involved, to provide that same level of personal service to this segment of the banking market; and

•	The added flexibility, convenience and efficiency of conducting banking transactions with us over the Internet, which we believe further differentiates us from many of the community banks with which we compete and enables us to reduce the costs of providing services to our customers.

Deposit Products

Deposits are a bank’s principal source of funds for making loans and acquiring other interest earning assets. Additionally, the costs or interest expense that a bank must incur to attract and maintain deposits has a significant impact on its operating results. Those costs, in turn, will be determined in large measure by the types of deposit products that a bank offers to and is able to attract from its customers. Generally, banks seek to attract “core deposits” which consist of demand deposits that bear no interest and low cost interest-bearing checking, savings and money market deposits. By comparison time deposits (also sometimes referred to as “certificates of deposit”), including those in denominations of $100,000 or more, usually bear much higher interest rates and are more interest-rate sensitive and volatile than core deposits. A bank that is not able to attract significant amounts of core deposits must rely on more expensive time deposits to fund interest-earning assets, which means that its costs of funds will be higher and, as a result, its net interest margin is likely to be lower, than a bank with higher proportion of core deposits. See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS — Net Interest Income.”

The following table sets forth, by type of deposit, the year-to-date average balances and total amounts of the deposits maintained by our customers as of December 31, 2004:

	December 31, 2004
	Year-to-Date Average Balance	Balance at
	(In thousands)
Type of Deposit
Noninterest-bearing checking accounts(1)	$166,478	$175,329
Interest-bearing checking accounts(2)	20,283	22,862
Money Market and savings deposits	122,713	131,161
Certificates of deposit(3)	200,244	204,211

Totals	$509,718	$533,563

(1)	Includes noninterest-bearing demand checking accounts. Excludes an average annual balance of $43,000 for the year ended, and a balance of $14,000 as of December 31, 2004 of noninterest-bearing demand deposits maintained at the Bank by PMB Securities Corp.

(2)	Includes savings accounts and money market accounts. Excludes an average annual balance of $30.0 million for the year ended and a balance of $30.3 million as of December 31, 2004 of money market deposits maintained at the Bank by us and our non-banking subsidiaries.

(3)	Time certificates of deposit in varying denominations under and over $100,000. Excludes an average balance for the year ended and a balance as of December 31, 2004 of $5.3 million in certificates of deposit maintained by us at the Bank.

Loan Products

We offer our customers a number of different loan products, including commercial loans and credit lines, accounts receivable and inventory financing, SBA guaranteed business loans, commercial real estate and construction loans, residential mortgage loans and consumer loans. The following table sets forth the types and the amounts of our loans that were outstanding:

	At December 31, 2004
	Amount	Percent of Total
	(Dollars in thousands)
Commercial loans	$132,964	25.8%
Real estate loans	174,520	33.7
Residential mortgage loans(1)	173,194	33.6
Construction loans	29,731	5.8
Consumer loans	5,471	1.1

Total	$515,880	100.0%

(1)	Residential mortgage loans consist primarily of single family and multi-family mortgage loans. Total loans exclude loans held for sale at December 31, 2004 in the amount of $42 million consisting primarily of single family residential mortgage loans (see “—Mortgage Banking Operations” below) and net deferred loan fees of $21,000.

Commercial Loans

The commercial loans we offer, generally, include short-term secured and unsecured business and commercial loans with maturities ranging from 12 to 24 months, accounts receivable financing for terms of up to 18 months, equipment and automobile loans and leases which generally amortize over a period of up to 7 years, and SBA guaranteed business loans with terms of up to 10 years. The interest rates on these loans generally are adjustable and usually are indexed to The Wall Street Journal’s prime rate. However, since 2003 it has been our practice to establish an interest rate floor on our commercial loans, generally ranging from 5.0%

to 6.0%. In order to mitigate the risk of borrower default, we generally require collateral to support the credit or, in the case of loans made to businesses, personal guarantees from their owners, or both. In addition, all such loans must have well-defined primary and secondary sources of repayment. We typically require personal guarantees from the owners of the businesses to which we make such loans. Generally, lines of credit are granted for no more than a 12-month period and are subject to periodic reviews.

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

We also offer asset-based lending products, which involve a higher degree of risk, because they generally are made to businesses that are growing rapidly, but cannot internally fund their growth without borrowings. These loans are collateralized primarily by the borrower’s accounts receivable and inventory. We control our risk by requiring loan-to-value ratios of not more than 80% and by closely and regularly monitoring the amount and value of the collateral in order to maintain that ratio.

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

Customers desiring to obtain a commercial real estate loan must have good payment records with a debt coverage ratio generally of at least 1.25 to 1. In addition, we require adequate insurance on the property securing the loan to protect the collateral value. Generally, these types of loans are indexed to The Wall Street Journal prime rate and are written for terms of up to 12 years, with loan-to-value ratios of not more than 75%. We generally place 5% interest rate floors on newly-originated commercial real estate loans.

Residential Mortgage Loans

Residential mortgage loans are secured primarily by first trust deeds on apartment buildings or other multi-family dwellings, as well as, single-family residential property that have been generated by our mortgage division.

The Bank originates multi-family residential loans primarily in Los Angeles and Orange Counties for terms up to 30 years. These loans generally are adjustable rate loans with interest rates tied to a variety of independent indexes. In some cases these loans have fixed interest rates for an initial five-year period and adjust thereafter based on an applicable index. These loans generally have interest rate floors, payment caps, and prepayment penalties. The loans are underwritten based on a variety of borrower and property criteria. Borrower criteria include liquidity and cash flow analysis and credit history verifications. Property criteria include loan to value limits under 75% and debt coverage ratios of 1.25 to 1 or greater.

Single-family mortgages are originated for the portfolio by the Bank’s Mortgage Banking Department. These loans are principally adjustable rate loans, except that in some cases they have fixed interest rates for the initial 5 years of the loan term and adjust thereafter. The residential real estate loans for the portfolio are underwritten with loan-to-value ratios below 80% and borrowers generally are required to have Fair Isaac Credit Scores excess of 660. These loans are defined in the industry as “prime” loans. The majority of these loans are made for the purchase and refinance of owner occupied homes.

Real Estate Construction Loans

Generally these loans are designed to meet the needs of specific construction projects, are secured by first trust deeds on the properties, and typically do not exceed 18 months. Although borrowers are personally liable for repayment of these loans, they usually are paid with proceeds from a permanent mortgage loan (take-out financing) or from the proceeds of the sale of the property. Loan terms are based on current market conditions, with interest rates that adjust based on market rates of interest.

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

Business Banking Services

We offer various banking and financial services designed primarily for our business banking customers. Those services include:

•	Financial management tools that include multiple account control, account analysis, transaction security and verification, wire transfers, universal bill payment, payroll and lock box services, most of which are available at our Internet website;

•	Automated clearinghouse origination services that enable any businesses that charge for their services or products on a monthly or other periodic basis to obtain payment from their customers through an automatic, pre-authorized debit from their customers’ bank accounts anywhere in the United States; and

•	Electronic check origination and processing that allows businesses, including Internet retailers, to accept payment from their customers in the form of an electronic check that we are able to debit electronically from their customers’ bank accounts at any bank in the United States.

Convenience Banking Services

We also offer a number of services and products that make it more convenient to conduct banking transactions, such as Internet banking services, phone banking, ATM’s, night drop services and courier and armored car services that enable our business customers to order and receive cash without having to travel to our banking offices.

Internet Banking Services

Our customers can access through any internet service provider by means of secure web browsers, our internet bank at www.pmbank.com, to:

•	Use financial cash management services

•	Make payroll and tax payments

•	Transfer funds from credit lines to, and making loan payments from, deposit accounts

•	Prepare and submit loan applications

•	Pay bills and order wire transfers of funds

•	Transfer funds between accounts

•	Order cash for delivery by courier service

•	Open checking and savings accounts

•	View account balances and account history

•	View the front and back of paid checks, within one day of their receipt by us

•	Print bank statements

•	Order stop payments

•	Purchase and renew certificates of deposit

•	Re-order checks

We also have recently launched a wholesale mortgage loan website for use by mortgage loan brokers to enable them to obtain the latest data regarding our mortgage loan programs, including applicable interest rates, and the status of mortgage loan applications that they have submitted to us.

Security Measures

Our ability to provide customers with secure and uninterrupted financial services is of paramount importance to our business. We believe our computer banking systems, services and software meet the highest standards of bank and electronic systems security. The following are among the security measures that we implemented:

Bank-Wide Security Measures

•	Service Continuity. In order to better ensure continuity of service, we have located our critical file servers and computer and telecommunications systems at an offsite hardened and secure data center. This data center provides the physical environment necessary to keep servers up and running 24 hours a day, 7 days a week. It is custom designed with raised floors, HVAC temperature control systems with separate cooling zones, seismically braced racks, and generators to keep the system operating during power outages and has been designed to withstand fires and major earthquakes. The data center also has a wide range of physical security features, including smoke detection and fire suppression systems, motion sensors, and 24x7 secured access, as well as video camera surveillance and security breach alarms. In addition, the data center is connected to the Internet by redundant high speed data circuits with advanced capacity monitoring and planning. For added reliability and redundancy, the data center is served by two different Central Offices and has dual-path, dual-entry fiber facilities. These circuits terminate on dual routers to ensure complete redundancy and maximum uptime. The center is designed so that there can be no single point of failure.

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

Internet Security Measures

We maintain electronic and procedural safeguards that comply with federal regulations to guard nonpublic personal information. We continually assess and update our systems to improve our technology for protecting information. On our website, the security measures include:

•	Secure Sockets Layer (SSL) protocol,

•	Digital certificates,

•	Intrusion detection systems,

•	Firewall protection.

We believe the risk of fraud presented by providing internet banking services is not materially different from the risk of fraud inherent in any banking relationship. We also believe that potential security breaches can arise from any of the following circumstances:

•	misappropriation of a customer’s account number or password;

•	penetration of our server by an outside “hacker;”

•	fraud committed by a new customer in completing his or her loan application or opening a deposit account with us; and

•	fraud committed by employees or service providers.

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

Additionally, the adequacy of our security measures is reviewed periodically by the Federal Reserve Board and the California Department of Financial Institutions (“DFI”), which are the federal and state government agencies, respectively, with supervisory authority over the Bank. We also retain the services of third party computer security firms to conduct periodic tests of our computer and internet banking systems to identify potential threats to the security of our systems and to recommend additional actions that we can take to improve our security measures.

Mortgage Banking Operations

In 2001, we established a mortgage banking division which originates residential mortgages that, for the most part, qualify for resale to long-term investors in the secondary residential mortgage market. Our mortgage loan products include conforming and non-conforming agency-quality one-to-four family first mortgages, investor-quality home equity second mortgages and investor-quality home equity lines of credit secured by second trust deeds or mortgages. In most instances, we fund these loans at the time of origination and sell the loans to investors in the secondary market within 30 days of funding. We earn loan origination and processing fees, which are recorded in our operating statements as noninterest income. We do not retain mortgage loan servicing rights with respect to loans sold to investors.

Generally, residential real estate loans must meet secondary market investment criteria, which require that the loan-to-value ratios generally not exceed 90%, and that the borrower (i) have a good payment history, (ii) a mortgage payment ratio of not more than 28% of income and (iii) total debt payments that do not exceed 40% of income.

Our mortgage loan division generated noninterest income of $2.2 million and $5.4 million, respectively, in the years ended December 31, 2004 and 2003. That decline was primarily attributable to a reduction in the volume of refinanced mortgages due to increases in mortgage rates that began in the second half of 2003.

We currently expect the mortgage industry to stabilize and, as a result, we believe that our mortgage banking division will be able to generate approximately the same income in fiscal 2005 as it did in fiscal 2004. However, if interest rates do increase significantly, we believe that any resulting decline in noninterest income will be more than offset by increases in interest income on commercial loans and other loans and on investment securities. See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION — Noninterest Income.”

Other Financial Services

In December 2002 we began offering our customers retail securities brokerage services through PMB Securities Corp., a wholly-owned subsidiary that is a securities broker-dealer that is registered with the Securities and Exchange Commission, and is a member of the National Association of Securities Dealers, Inc. (the “NASD”). PMB Securities also offers customers a range of different investment products including tax free income, fixed income and equity securities and mutual fund investments. These services and investment products are available to our customers at several of our financial centers, which are staffed by PMB Securities employees, or on-line via a link on our Internet website to a separate PMB Securities website.

Competition

Competitive Conditions in the Traditional Banking Environment

The banking business in California generally, and in our service area in particular, is highly competitive and is dominated by a relatively small number of large multi-state and California-based banks that have numerous banking offices operating over wide geographic areas. We compete for deposits and loans with those banks, with community banks that are based or have branch offices in our market areas, and with savings and loan associations, credit unions, mortgage companies, money market and other mutual funds, stock brokerage firms, insurance companies, and other traditional and nontraditional financial service organizations. We also compete for customers’ funds with governmental and private entities issuing debt or equity securities or other forms of investments which may offer different and potentially higher yields than those available through bank deposits.

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

In order to compete with the banks and other financial institutions operating in our service areas, we rely on our ability to provide flexible, more convenient and more personalized service to customers, including Internet banking services and financial tools. At the same time, we:

•	emphasize personal contacts with potential and existing customers by our directors, officers and other employees;

•	develop and participate in local promotional activities; and

•	seek to develop specialized or streamlined services for customers.

To the extent customers desire loans in excess of our lending limit or services not offered by us, we attempt to assist them in obtaining such loans or other services through participations with other banks or assistance from our correspondent banks or third party vendors.

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

Competitive Conditions in Internet Banking

There are a number of banks that offer services exclusively over the internet, such as NetBank and E*TRADE Bank, and other banks, such as Bank of America and Wells Fargo Bank, market their internet banking services to their customers nationwide. We believe that only the larger of the commercial banks with which we compete offer the comprehensiveness of internet banking services that we are able to offer. However, an increasing number of community banks are beginning to offer internet banking services by relying on third party vendors to provide the functionality they need to provide such services. Additionally, many of the larger banks do have greater market presence and greater financial resources to market their internet banking service than do we. Moreover, new competitors and competitive factors are likely to emerge, particularly in view of the rapid development of internet commerce. On the other hand, there have been some recently published reports indicating that the actual rate of growth in the use of the internet banking services by consumers and businesses is lower than had been previously predicted and that many customers still prefer to be able to conduct at least some of their banking transactions at local banking offices. We believe that these findings support our strategic decision, made at the outset of our business, to offer customers the benefits of both traditional and internet banking services. We also believe that this strategy has been an important factor in our growth to date and will contribute to our growth in the future. See “BUSINESS — Background — Our Business Plan — Business Strategy” earlier in this Section of this Report.”

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

Supervision and Regulation

Both federal and state laws extensively regulate bank holding companies and banks. Such regulation is intended primarily for the protection of depositors and the FDIC’s deposit insurance fund and is not for the benefit of shareholders. Set forth below is a summary description of the material laws and regulations that affect or bear on our operations. The description does not purport to be complete and is qualified in its entirety by reference to the laws and regulations that are summarized below.

Pacific Mercantile Bancorp

General. Pacific Mercantile Bancorp is a registered bank holding company subject to regulation under the Bank Holding Company Act of 1956, as amended. Pursuant to that Act, we are subject to supervision and periodic examination by, and are required to file periodic reports with, the Board of Governors of the Federal Reserve Board (the “Federal Reserve Board” or the “FRB”).

As a bank holding company, we are allowed to engage, directly or indirectly, only in banking and other activities that the Federal Reserve Board deems to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. However, over the past ten years the Federal Reserve Board has broadened the activities and businesses that it has designated as closely related to banking in order to enhance the ability of bank holding companies and their subsidiaries to compete with diversified financial institutions and service organizations that are not subject to the same regulation as are bank holding companies. Business activities designated by the Federal Reserve Board to be closely related to banking include securities brokerage services and products and data processing services, among others.

As a bank holding company, we must obtain the prior approval of the Federal Reserve Board before we may acquire more than 5% of the outstanding shares of any class of voting securities, or of substantially all of the assets, of any bank or other bank holding company and for any merger with any other bank holding company. Additionally, we are required to obtain the prior approval of the Federal Reserve Board for the acquisition of more than 5% of the outstanding shares of any class of voting securities, or of substantially all of the assets, of other entities engaged in banking–related businesses or that provide banking-related services.

Under Federal Reserve Board regulations, a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, it is the Federal Reserve Board’s policy that, in serving as a source of strength to its subsidiary banks, a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company’s failure to meet these obligations will generally be considered by the Federal Reserve Board to be an unsafe and unsound banking practice or a violation of the Federal Reserve Board’s regulations or both, which could lead to the imposition of restrictions on the offending bank holding company, including restrictions on its further growth.

For that reason, among others, the Federal Reserve Board requires all bank holding companies to maintain capital at or above certain prescribed levels. See the discussion below under the caption “—Capital Standards and Prompt Corrective Action.”

Additionally, among its powers, the Federal Reserve Board may require any bank holding company to terminate an activity or terminate control of, or liquidate or divest itself of, any subsidiary or affiliated company that the Federal Reserve Board determines constitutes a significant risk to the financial safety, soundness or stability of the bank holding company or any of its banking subsidiaries. The Federal Reserve Board also has the authority to regulate provisions of a bank holding company’s debt, including authority to impose interest ceilings and reserve requirements on such debt. Subject to certain exceptions, bank holding companies also are required to file written notice and obtain approval from the Federal Reserve Board prior to purchasing or redeeming their common stock or other equity securities. A bank holding company and its non-banking subsidiaries also are prohibited from implementing so-called tying arrangements whereby customers may be required to use or purchase services or products from the bank holding company or any of its non-bank subsidiaries in order to obtain a loan or other services from any of the holding company’s subsidiary banks.

The Company also is a bank holding company within the meaning of Section 3700 of the California Financial Code. As such, we are subject to examination by, and may be required to file reports with, the DFI.

Financial Services Modernization Legislation. The Financial Services Modernization Act, which also is known as the Gramm-Leach-Bliley Act, was enacted into law in 1999. The principal objectives of that Act were to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities and investment banking firms, and other financial service providers. Accordingly, the Act has revised and expanded the Bank Holding Company Act to permit a bank holding company system, meeting certain specified qualifications, to engage in broader range of financial activities to foster greater competition among financial services companies. To accomplish those objectives, among other things, the Act repealed the two affiliation provisions of the Glass-Steagall Act that had been adopted in the early 1930s during the Depression: Section 20, which restricted the affiliation of Federal Reserve Member Banks with firms “engaged principally” in specified securities activities; and Section 32, which restricted officer, director, or employee interlocks between a member bank and any company or person “primarily engaged” in specified securities activities. The Financial Services Modernization Act also contains provisions that expressly preempt any state law restricting the establishment of financial affiliations, primarily related to insurance. That Act also:

•	broadens the activities that may be conducted by national banks, banking subsidiaries of bank holding companies, and their financial subsidiaries;

•	provides an enhanced framework for protecting the privacy of consumer information;

•	adopts a number of provisions related to the capitalization, membership, corporate governance, and other measures designed to modernize the Federal Home Loan Bank system;

•	modifies the laws governing the implementation of the Community Reinvestment Act (which is described in greater detail below); and

•	addresses a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of banking institutions.

Before a bank holding company may engage in any of the financial activities authorized by the Act, it must file an application with its Federal Reserve Bank that confirms that it meets certain qualitative eligibility requirements established by the FRB. A bank holding company that meets those qualifications and files such an application will be designated as a “financial holding company”, as a result of which it will become entitled to affiliate with securities firms and insurance companies and engage in other activities, primarily through non-banking subsidiaries, that are financial in nature or are incidental or complementary to activities that are financial in nature. According to current Federal Reserve Board regulations, activities that are financial in nature and may be engaged in by financial holding companies include:

•	securities underwriting; dealing and market making;

•	sponsoring mutual funds and investment companies;

•	engaging in insurance underwriting and brokerage; and

•	engaging in merchant banking activities.

A bank holding company that does not qualify as a financial holding company may not engage in such financial activities. Instead, as discussed above, it is limited to engaging in banking and such other activities as that have been determined by the Federal Reserve Board to be closely related to banking.

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

The Sarbanes-Oxley Act of 2002. On July 30, 2002, President Bush signed the Sarbanes-Oxley Act of 2002 into law. This Act addresses accounting oversight and corporate governance matters of companies whose securities are registered under the Securities and Exchange Act of 1934, as amended (“public companies”) and, therefore, applies to us. Among other things, the Sarbanes-Oxley Act:

•	provided for the establishment of a five-member oversight board, known as the Public Company Accounting Oversight Board (the “PCAOB”), which is appointed by the Securities and Exchange Commission and that is currently setting standards for and has investigative and disciplinary authority over accounting firms that have public companies as clients;

•	prohibits accounting firms from providing various types of consulting services to their public company clients and requires accounting firms to rotate partners among public company clients every five years;

•	increases the criminal penalties for financial crimes and securities fraud;

•	requires public companies to implement disclosure controls and procedures designed to assure that material information regarding their business and financial performance is included in the public reports they file under the Securities and Exchange Act of 1934 (“Exchange Act Reports”);

•	requires the chief executive and chief financial officers of public companies to certify as to the accuracy and completeness of the Exchange Act Reports that their companies file, the financial statements included in those Reports and the effectiveness of their disclosure procedures and controls;

•	requires, pursuant to Section 404 of the Act, that the chief executive and chief financial officer of a public company, to test, and to certify to, the effectiveness of the company’s internal control over financial reporting and that the company’s outside auditors independently test and issue a report as to whether the company’s internal control over its financial reporting is effective and whether there are any material weaknesses or significant deficiencies in those financial controls;

•	requires a majority of a public company’s directors that are determined to be independent of the company’s management and that the non-management directors that serve on a public company’s audit committee to meet standards of independence that are more stringent than those that apply to non-management directors, generally;

•	requires public companies whose publicly traded securities have a value in excess of $75 million to file their Exchange Act Reports on a more accelerated basis than had been required prior to the adoption of the Sarbanes-Oxley Act;

•	requires more expeditious reporting by directors and officers and other public company insiders regarding their trading in company securities; and

•	establishes statutory separations between investment banking firms and financial analysts.

We have taken the actions required by, and we believe we are in compliance with the provisions of the Sarbanes-Oxley Act that are applicable to us. Among other things, we have implemented disclosure controls and procedures and taken other actions to meet the expanded disclosure requirements and certification requirements of the Sarbanes-Oxley Act. Additionally, our Chief Executive and Chief Financial Officers have tested and have determined that our internal control over financial reporting was effective as of December 31, 2004 and our independent auditors have issued their report, attestion report, which is contained in Item 8 of the annual Report, regarding the effectiveness of our internal control over financial reporting and have concluded that we do not have any material weakness in those controls. We also have determined that six of our seven directors meet the independence requirements, and that all members of our audit committee meet the more stringent standards of independence, applicable to audit committee membership pursuant to the Sarbanes-Oxley Act.

Pacific Mercantile Bank

General. Pacific Mercantile Bank (the “Bank”) is subject to primary supervision, periodic examination and regulation by the (i) the Federal Reserve Board, which is its primary federal banking regulator, because the Bank is a member of the Federal Reserve Bank of San Francisco and (ii) the, DFI, because the Bank is a California state chartered bank. Also, because its deposits are insured by the FDIC, the Bank is subject to certain of the regulations promulgated by the FDIC.

Various requirements and restrictions under the Federal and California banking laws affect the operations of the Bank. These laws and the implementing regulations that are promulgated by Federal and State regulatory agencies, cover most aspects of a bank’s operations, including the reserves a bank must maintain against deposits and for possible loan losses and other contingencies; the types of deposits it obtains and the interest it is permitted to pay on deposit accounts; the loans and investments that a bank may make; the borrowings that a bank may incur; the number and location of banking offices that a bank may establish; and the rate at which it may grow its assets; the acquisition and merger activities of a bank; the amount of dividends that a bank may pay; and the capital requirements that a bank must satisfy, which can determine the extent of supervisory control that a bank will be subject to by its federal and state bank regulators. A more detailed discussion regarding capital requirements that are applicable to us and the Bank that is set forth below under the caption “Capital Standards and Prompt Corrective Action.”

If, as a result of an examination of a federally regulated bank, its primary federal bank regulatory agency, such as the Federal Reserve Board, were to determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of a bank’s operations had become unsatisfactory or that the bank or its management was in violation of any law or regulation, that agency has the authority to take a number of different remedial actions as it deems appropriate under the circumstances. These actions include the power to enjoin “unsafe or unsound” banking practices; to require affirmative action to correct any conditions resulting from any violation or practice; to issue an administrative order that can be judicially enforced; to require the bank to increase its capital; to restrict the bank’s growth; to assess civil monetary penalties against the bank’s officers or directors; to remove officers and directors of the bank; and, if the federal agency concludes that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate a bank’s deposit insurance, which in the case of a California chartered bank would result in revocation of its charter and require it to cease its banking operations. Additionally, under California law the DFI has many of the same remedial powers with respect to the Bank, because it is a California state chartered bank.

Dividends and Other Transfers of Funds. In addition to cash generated from our sale in 2002 and 2004 of trust preferred securities and from our public stock offering in December 2003 (see “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Capital Resources” elsewhere in this Report), it is expected that, in the future, dividends from the Bank will constitute one of the principal sources of cash available to the Company. The Company is a legal entity separate and distinct from the Bank and the Bank is subject to various statutory and regulatory restrictions on its ability to pay cash dividends to the Company. In addition, the Federal Reserve Board and the DFI have the authority to prohibit the Bank from paying dividends, if either of those authorities deems the payment of dividends by the Bank to be an unsafe or unsound practice. See “Dividend Policy—Restrictions on the Payment of Dividends.”

Additionally, the Federal Reserve Board has established guidelines with respect to the maintenance of appropriate levels of capital by banks and bank holding companies under its jurisdiction. Compliance with the standards set forth in those guidelines and the restrictions that are or may be imposed under the prompt corrective action provisions of federal law could limit the amount of dividends which the Bank or the Company may pay. See “—Capital Standards and Prompt Corrective Action” below in this Report. An insured depository institution, like the Bank, also is prohibited from paying management fees to a bank holding company or any other entity or person that may be deemed, under applicable law, to be a controlling person. The Bank, is prohibited, with limited exceptions, paying dividends if, after the transaction, the banking institution would be undercapitalized.

Restrictions on Transactions between the Bank and the Company and its other Affiliates. The Bank is subject to restrictions imposed by federal law on any extensions of credit to, or the issuance of a guarantee or letter of credit on behalf of, the Company or any of its other subsidiaries; the purchase of, or investments in, Company stock or other Company securities and the taking of such securities as collateral for loans; and the purchase of assets from the Company or any of its other subsidiaries. These restrictions prevent the Company and any of its subsidiaries from borrowing from the Bank unless the loans are secured by marketable obligations in designated amounts, and such secured loans and investments by the Bank in the Company or any of its subsidiaries are limited, individually, to 10% of the Bank’s capital and surplus (as defined by federal regulations) and, in the aggregate, for all loans made to and investments made in the Company and its other subsidiaries, to 20% of the Bank’s capital and surplus. California law also imposes restrictions with respect to transactions involving the Company and other persons deemed under that law to control the Bank. Additional restrictions on transactions with affiliates of the Company may be imposed on the Bank under the prompt corrective action provisions of federal law. See “—Capital Standards and Prompt Corrective Action” below.

Capital Standards and Prompt Corrective Action

Capital Standards. The Federal Reserve Board and other federal bank regulatory agencies have adopted uniform risk-based minimum capital guidelines intended to require banking organizations to maintain capital at levels that reflect the degree of risk associated with the banking organization’s operations both for assets that are reported on the organization’s balance sheet, and for assets such as letters of credit and recourse arrangements that are recorded as off-balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off-balance sheet items are multiplied by one of several risk adjusted percentages, which range from 0% percent for assets with low credit risk, such as U.S. Treasury securities, to 100% for assets with relatively high credit risk, such as commercial loans.

These guidelines require banking organizations to maintain a ratio of qualifying total capital to risk-adjusted assets of at least 8% and a minimum ratio of Tier 1 capital to risk-adjusted assets of 4%. Tier 1 capital consists principally of common stock and non-redeemable preferred stock, retained earnings and trust preferred securities, subject to certain limitations, issued by a wholly-owned subsidiary of a bank holding company. In addition to the risk-based guidelines, federal banking regulators require banking organizations to maintain a ratio of Tier 1 capital to total average assets of 4%, which is referred to as “the leverage” ratio. However, for a banking organization to be rated by a bank regulatory agency above minimum capital requirements, its minimum leverage ratio must be higher than 4%.

In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, federal and state banking regulatory agencies have the discretion to set individual minimum capital requirements for any particular banking organization at rates significantly above the minimum guidelines and ratios, if any of those agencies believes that the quality of the organization’s assets or liquidity, is poorer, or the risks it faces are greater, than those generally faced by most banking organizations.

Prompt Corrective Action and Other Enforcement Mechanisms to Resolve Capital Deficiencies. Federal banking agencies possess broad powers to take corrective and other supervisory action to resolve the problems of FDIC-Insured banking and FDIC- Insured depository institutions, including those institutions that fall below one or more prescribed minimum capital ratios.

Each federal banking agency has promulgated regulations defining the following five categories in which an FDIC insured depository institution will be placed, based on its capital ratios:

•	well capitalized;

•	adequately capitalized;

•	undercapitalized;

•	significantly undercapitalized; and

•	critically undercapitalized.

However, an FDIC insured banking institution that, based upon its capital levels, is classified as well capitalized, adequately capitalized, or undercapitalized may be treated as though it were in the next lower capital category if its primary federal banking regulatory agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition or an unsafe or unsound practice warrants such treatment. At each successive lower capital category, an insured banking institution is subject to greater operating restrictions and increased regulatory supervision. The federal banking agencies, however, may not treat a significantly undercapitalized institution as critically undercapitalized unless its capital ratio actually warrants such treatment.

The following table sets forth, as of December 31, 2004, the capital ratios of the Company (on a consolidated basis) and the Bank (on a stand alone basis) and compares those capital ratios to the federally established capital requirements that must be met for a bank holding company or a bank to be deemed “adequately capitalized” or a “well capitalized” institution under the prompt corrective action regulations that are described above:

At December 31, 2004	Actual	For Capital Adequacy Purposes	To be Classified as Well Capitalized
Total Capital to Risk Weighted Assets
Company	17.3%	At least 8.0%	At least 10.0%
Bank	10.7%	At least 8.0%	At least 10.0%
Tier I Capital to Risk Weighted Assets
Company	16.3%	At least 4.0%	At least 6.0%
Bank	10.1%	At least 4.0%	At least 6.0%
Tier I Capital to Average Assets
Company	12.2%	At least 4.0%	At least 5.0%
Bank	7.5%	At least 4.0%	At least 5.0%

As the table indicates, at December 31, 2004 the Company (on a consolidated basis) and the Bank (on a stand alone basis) exceeded the capital ratios required for classification as well capitalized institutions, under federally mandated capital standards and federally established prompt corrective action regulations.

Safety and Soundness Standards. In addition to measures taken under the prompt corrective action provisions, banking organizations may be subject to potential enforcement actions by the federal regulators for unsafe or unsound practices or for violating any law, rule, regulation, or any condition imposed in writing by its primary federal banking regulatory agency or any written agreement with that agency. The federal banking agencies have adopted guidelines designed to identify and address potential safety and soundness concerns that could, if not corrected, lead to a deterioration in the quality of a bank’s assets, liquidity or capital. Those guidelines set forth operational and managerial standards relating to such matters as:

•	internal controls, information systems and internal audit systems;

•	loan documentation;

•	credit underwriting;

•	asset growth;

•	earnings; and

•	compensation, fees and benefits.

In addition, federal banking agencies also have adopted safety and soundness guidelines with respect to asset quality and earnings standards. These guidelines provide six standards for establishing and maintaining a system to identify problem assets and prevent those assets from deteriorating. Under these standards, an FDIC-Insured depository institution is expected to:

•	conduct periodic asset quality reviews to identify problem assets, estimate the inherent losses in problem assets and establish reserves that are sufficient to absorb those estimated losses;

•	compare problem asset totals to capital;

•	take appropriate corrective action to resolve problem assets;

•	consider the size and potential risks of material asset concentrations; and

•	provide periodic asset quality reports with adequate information for the bank’s management and the board of directors to assess the level of asset risk.

These guidelines also establish standards for evaluating and monitoring earnings and for ensuring that earnings are sufficient for the maintenance of adequate capital and reserves.

FDIC Deposit Insurance

The FDIC operates a Bank Insurance Fund (“BIF”) which insures the deposits, up to federally prescribed limits, of those banks that are subject to regulation by a federal banking regulatory agency and have elected to participate in that Fund (“BIF Members”). The Bank is a BIF Member and, as a result, its deposit accounts are insured up to the maximum amount permitted by law. The FDIC charges all BIF Members an annual assessment for the insurance of their deposits. The amount of a bank’s annual assessment is based on its relative risk of default as measured by (i) the institution’s federal regulatory capital risk category, which can range from well capitalized to less than adequately capitalized, and (ii) its supervisory subgroup category, which is based on the federal regulatory assessment of the financial condition of the institution and the probability that federal regulatory corrective action will be required. The assessment rate currently ranges from 0 to 27 cents per $100 of domestic insured deposits. The FDIC has the authority to increase or decrease the rate of the assessment on a semi-annual basis. An increase in the assessment rate would increase the Bank’s costs of doing business. These assessments are recorded as noninterest expense in the Company’s statement of operations.

The FDIC may terminate a bank’s deposit insurance upon finding that it has engaged in unsafe or unsound practices, is in too unsafe or unsound a condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC or the institution’s primary federal regulatory agency. California does not permit commercial banks to operate without FDIC insurance. As a result, termination of a California bank’s FDIC insurance would result in its closure.

All FDIC-insured depository institutions also are required to pay an annual assessment for the payment of interest on bonds (known as “FICO Bonds”) that were issued by the Financing Corporation, a federally chartered corporation, to assist in the recovery of the savings and loan industry following the failure of numerous savings and loan institutions in the 1980s. Effective for the first quarter of 2005, the FDIC established the FICO assessment rate at approximately $0.0144 per $100 of assessable deposits of the insured banks. The FICO assessment rate for the fourth quarter of 2004 was approximately $0.0146 per $100 of assessable deposits of the insured banks. The FICO assessment rates are adjusted quarterly by the FDIC to reflect changes in the assessment bases of the FDIC’s insurance funds and, unlike the BIF assessments, do not vary on the basis of a bank’s capital or supervisory risk categories.

Interstate Banking and Branching

The Bank Holding Company Act permits bank holding companies from any state to acquire banks and bank holding companies located in any other state, subject to conditions including nationwide- and state-imposed concentration limits. The Bank also has the ability, subject to certain restrictions, to acquire bank branches outside California either by acquisition from or a merger with another bank. The establishment by a state bank of new bank branches (often referred to as “de novo” branches) in other states is also possible in states with laws that expressly permit it. Interstate branches are subject to laws of the states in which they are located. Consolidations of and competition among banks has increased as banks have begun to branch across state lines and enter new markets.

Community Reinvestment Act and Fair Lending Developments

The Bank is subject to fair lending requirements and reporting obligations involving home mortgage lending operations under the Community Reinvestment Act (“CRA”). That Act generally requires the federal banking agencies to evaluate the record of a bank in meeting the credit needs of its local communities, including those of low- and moderate-income neighborhoods in its service area. A bank also may be subject to substantial penalties and corrective measures for a violation of fair lending laws. Federal banking agencies may take compliance with those laws and CRA obligations into account when regulating and supervising other activities.

A bank’s compliance with its CRA obligations is based on a performance-based evaluation system which bases CRA ratings on an institution’s community lending service and investment performance. When a bank holding company applies for approval to acquire a bank or another bank holding company, the Federal Reserve Board will review the CRA assessment of each of the subsidiary banks of the applicant bank holding company, and those records may be the basis for denying the application.

USA Patriot Act of 2001

In October, 2001, the USA Patriot Act of 2001 (the “Patriot Act”) was enacted into law in response to the September 1, 2001, terrorist attacks The Patriot Act is intended to strengthen the ability of U.S. law enforcement and intelligence agencies to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Act on all types of financial institutions is significant and wide ranging.

The Patriot Act contains sweeping anti-money laundering and financial transparency laws and required the adoption of various regulations that:

•	establish due diligence requirements for financial institutions that administer, maintain, or manage private bank accounts or correspondent accounts for non-U.S. persons;

•	establish standards for verifying customer identification at account opening;

•	set rules to promote cooperation among financial institutions, regulatory agencies and law enforcement entities in identifying parties that may be involved in terrorism or money laundering;

•	require the filing of reports with the Treasury Department’s Financial Crimes Enforcement Network for transactions exceeding $10,000; and

•	require the filing of suspicious activities reports if a financial institution believes a customer may be violating U.S. laws and regulations.

Under implementing regulations issued by the U.S. Treasury Department, banking institutions are required to incorporate a customer identification program into their written money laundering plans that includes procedures for:

•	verifying the identity of any person seeking to open an account, to the extent reasonable and practicable;

•	maintaining records of the information used to verify the person’s identity; and

•	determining whether the person appears on any list of known or suspected terrorists or terrorist organizations.

Fair and Accurate Credit Transactions Act of 2003 (“FACTA”). FACTA revises certain sections of the Fair Credit Reporting Act (“FCRA”) and establishes additional rights for consumers to obtain copies of and to correct their credit reports; addresses identity theft; and establishes additional requirements for consumer reporting agencies and financial institutions that provide adverse credit information about consumers to those agencies. FACTA also extends the period during which consumers may opt-out of prescreened lists for credit or insurance marketing solicitations; extends the statute of limitations for civil liability for violations of the Fair Credit Reporting Act; and requires a financial institution’s affiliates that exchange consumer information for market solicitation purposes to alert the consumer of the practice and allows the consumer to prohibit permanently all solicitations for marketing purposes. Certain provisions of FACTA became effective at the end of 2004, and its remaining provisions will become effective on various dates in 2005. FACTA also preempts state laws that provide for similar or even more extensive regulations, such as the California Financial Information Privacy Act, which became effective in July 1, 2003 and had imposed disclosure and reporting requirements on financial institutions based in California that were more extensive than those contained in FACTA. Since we had already implemented measures to comply with the California Financial Privacy Act, we believe that we will be able to satisfy the material requirements of the FACTA and the regulations implementing it without incurring any material increases in our operating expenses.

Check Clearing for the Twenty-First Century Act. The Check Clearing for the Twenty-First Century Act, also known as Check 21, which became effective on October 28, 2004, is intended to revamp the way banks process checks. Check 21 will facilitate check truncation, a process which eliminates the original paper check from the check clearing process. As a result, many checks will be processed electronically. Under Check 21, as a bank processes a check, funds from the check writer’s account are transferred to the check depositor’s account electronically, and an electronic image of the check, which is a processable printout known as a substitute check or Image Replacement Document (IRD), will be considered the legal equivalent of the original check. Banks can choose to send substitute checks as electronic files to be printed on-site or in close proximity to the paying bank. For financial institutions and their clients, these changes have the potential to reduce costs, improve efficiency in check collections and accelerate funds availability, while alleviating dependence on the national transportation system.

Future Legislation and Regulatory Initiatives

In recent years, significant legislative proposals and reforms with the potential to affect the financial services industry have been discussed and evaluated by Congress and certain of these proposals, such as the Financial Services Modernization Act, have been enacted into law. It is likely that additional legislation will be considered by Congress that, if enacted, could have a significant impact on the operations of banks and bank holding companies, including the Company and the Bank.

Employees

As of December 31, 2004, we employed 131 persons on a full-time equivalent basis. None of our employees are covered by a collective bargaining agreement. We believe relations with our employees are good.

ITEM 2. Properties.

Set forth below is information regarding our headquarters offices, our seven existing financial services centers and our eighth financial center that is scheduled to be opened later this year in Ontario, California. All of our offices are leased.

Location	Square Footage	Lease Expiration Date
Headquarters Offices and Internet Banking Facility:
Costa Mesa, California	21,000	May, 2009
Financial Centers:
Costa Mesa, California	3,000	June, 2009
Newport Beach, California	4,500	June, 2006
San Clemente, California	4,200	January, 2006
Beverly Hills, California	4,600	June, 2006
La Jolla, California	3,200	February, 2007
La Habra, California	6,000	January, 2008
Long Beach, California	6,700	August, 2010
Ontario, California(1)	5,000	February, 2011

(1)	Ontario, California financial center is currently scheduled to open in the summer of 2005.

PMB Securities Corp. leases 5,000 square feet of office space in Newport Beach, California in the same building where our Newport Beach financial center is located.

We will continue to seek office space for additional financial centers to be located in other areas of Southern California in furtherance of our growth strategy. See “BUSINESS — Our Business Strategy.”

ITEM 3. LEGAL PROCEEDINGS.

We are subject to legal actions that arise in the ordinary course of our business. At December 31, 2004, we had no pending legal proceedings that we believe would be material to our financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT.

Set forth below is information, as of March 9, 2005, regarding our principal executive officers:

Name and Age	Position with Bancorp and the Bank
Raymond E. Dellerba, 57	President and Chief Executive Officer
Nancy Gray, 54	Executive Vice President and Chief Financial Officer

There is no family relationship between the above-named officers.

Raymond E. Dellerba has served as President, Chief Executive Officer and a Director of the Company and the Bank since the dates of their inception, which were January 2000 and November 1998, respectively. From February 1993 to June 1997, Mr. Dellerba served as the President, Chief Operating Officer and director of Eldorado Bank, and as Executive Vice President and a director of Eldorado Bancorp. Mr. Dellerba has more than 30 years of experience as a banking executive, primarily in Southern California and in Arizona.

Nancy Gray, who is a certified public accountant, has been an Executive Vice President and the Chief Financial Officer of the Company and the Bank since May 2002. From 1980 through 2001, Ms. Gray was Senior Vice President and Financial Executive of Bank of America in Southern California, Missouri, Georgia, and Texas.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Trading Market for the Company’s Shares.

Our common stock is traded on the Nasdaq National Market under the symbol “PMBC.” The following table presents the high and low sales prices for our common stock, as reported on the Nasdaq National Market for each of the calendar quarters indicated below:

	High	Low
Year Ending December 31, 2004
First Quarter	$11.78	$9.67
Second Quarter	$11.44	$10.50
Third Quarter	$12.62	$10.59
Fourth Quarter	$17.48	$12.25

Year Ended December 31, 2003
First Quarter	$7.99	$7.00
Second Quarter	$10.60	$7.30
Third Quarter	$10.00	$8.66
Fourth Quarter	$10.22	$8.70

The high and low per share sale prices of our common stock on the Nasdaq National Market on March 3, 2005, were $14.84 and $14.50, respectively. As of March 3, 2005 there were approximately 239 holders of record of our common stock.

Dividends

It is the current policy of our Board of Directors to retain earnings to support future growth and, therefore, there are no current plans to pay cash dividends. However, it is the Board’s intention to review that policy sometime during the next 6 to 12 months to determine whether the Company should begin to pay cash dividends on our common stock. Any change in our current policy of retaining our earnings will depend on our future financial performance, including our internally generated cash flow, our cash and capital requirements, and regulatory policies and restrictions and market conditions. As a result, there is no assurance that we will pay cash dividends in the foreseeable future. See “—Restrictions on the Payment of Dividends” below.

Restrictions on the Payment of Dividends

A principal source of funds available to us to pay cash dividends is expected to be cash dividends from the Bank. Therefore, government regulations, including the laws of the State of California, as they pertain to the payment of cash dividends by California state chartered banks, limit the amount of funds that would be available to us to pay cash dividends in the future. In particular, California law places a statutory restriction on the amounts of cash dividends a bank may pay to its shareholders. Under that law, cash dividends by a California state chartered bank may not exceed, in any calendar year, the lesser of (i) the sum of its net income for the year and its retained net income from the preceding two years (after deducting all dividends paid during the period), or (ii) its retained earnings. At December 31, 2004, the Bank’s retained earnings totaled approximately $9.5 million.

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

Restrictions on Intercompany Transactions

Section 23(a) of the Federal Reserve Act limits the amount that a bank may make to its bank holding company to an aggregate of no more than 10% of the bank subsidiary’s capital and retained earnings and requires that such loans be secured by specified assets of the bank holding company… See “BUSINESS—Supervision and Regulation–Restrictions on Transactions between the Bank and the Company and its other Affiliates”. We do not have any present intention to obtain any borrowings from the Bank

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The selected statement of operations data set forth below for the fiscal years ended December 31, 2004, 2003 and 2002, and the selected balance sheet data as of December 31, 2004 and 2003, are derived from consolidated financial statements of the Company audited by Grant Thornton LLP, registered public accountants. Those consolidated financial statements, together with the notes thereto, are included in Item 8 of this Report and the data set forth below should be read in conjunction with those consolidated financial statements and also with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of this Report. The selected statement of operations data for the years ended December 31, 2001 and 2000 and the selected balance sheet data as of December 31, 2002, 2001 and 2000 are derived from consolidated financial statements audited by Grant Thornton LLP, which are not included in this Report.

	Year Ended December 31,
	2004		2003	2002	2001	2000
	(Dollars in thousands except per share information)
Selected Statement of Operations Data:
Total interest income	$34,818		$25,554	$18,351	$12,230	$9,600
Total interest expense	12,072		11,014	6,307	3,658	3,487

Net interest income	22,746		14,540	12,044	8,572	6,113
Provision for loan losses	973		1,515	755	550	400

Net interest income after provision for loan losses	21,773		13,025	11,289	8,022	5,713
Noninterest income	4,679		7,656	6,096	3,426	994
Noninterest expense	18,148		17,439	14,825	10,157	6,580

Income before income taxes	8,304		3,242	2,560	1,291	127
Income tax expense (benefit)	3,441		1,160	1,044	(534)	—

Net income	$4,863		$2,082	$1,516	$1,825	$127

Per share data:
Net income per share—basic	$0.48		$0.31	$0.24	$0.29	$0.02

Net income per share—diluted	$0.46		$0.30	$0.23	$0.28	$0.02

Weighted average shares outstanding
Basic(1)	10,082,049	(1)	6,578,603	6,377,642	6,337,213	5,098,796
Diluted	10,597,433	(1)	6,866,170	6,536,856	6,498,482	5,198,442

	December 31,
	2004		2003	2002	2001	2000
	(Dollars in thousands except for per share information)
Selected Balance Sheet Data:
Cash and cash equivalents(2)	$96,109		$59,785	$31,195	$35,117	$47,588
Total loans(3)	511,827		351,071	221,999	147,765	98,345
Total assets	845,539		724,489	574,462	266,434	162,617
Total deposits	533,563		495,334	422,642	211,462	124,287
Junior subordinated debentures	27,837		17,527	17,527	—	—
Total shareholders’ equity	74,976		70,170	38,969	36,678	34,689
Tangible book value per share(4)	$7.58		$7.10	$5.99	$5.76	$5.48

(1)	The Company in December, 2003, through a public offering, issued 3,680,000 shares of common stock at a price of $9.25 per share.

(2)	Cash and cash equivalents include cash and due from other banks and federal funds sold.

(3)	Net of allowance for loan losses and excluding mortgage loans held for sale.

(4)	Excludes accumulated other comprehensive income (loss) included in shareholders’ equity.

	December 31,
	2004	2003	2002	2001	2000
Selected Financial Ratios:
Return on average assets	0.62%	0.33%	0.40%	0.94%	0.10%
Return on average equity	6.71%	5.33%	4.00%	5.11%	0.49%
Ratio of average equity to average assets	9.22%	6.17%	9.94%	18.42%	19.45%

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Forward Looking Statements. This discussion contains statements regarding operating trends and our beliefs and expectations regarding our future financial performance and future financial condition (which are referred to as “forward looking statements”). The consequences of those operating trends on our business and the realization of our expected future financial results, which are discussed in those statements, are subject to the uncertainties and risks described below in this Section of this Report under the caption “Uncertainties and Risks That Could Affect Our Future Financial Performance.” Due to those uncertainties and risks, the duration and effects of those operating trends on our business and our future financial performance may differ, possibly significantly, from those that are currently expected as set forth in the forward looking statements. As a result, you should not place undue reliance on those forward looking statements.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with generally accepted accounting standards in the United States (“GAAP”) and general practices in the banking industry. The accounting policies we follow in determining the sufficiency of our allowance for loan losses and the fair value of derivative financial instruments involve judgments and assumptions which can have a material impact on the carrying value of our loans and those financial instruments, respectively, and, as a result, we consider these accounting policies to be critical accounting policies.

Allowance for Loan Losses. The accounting policies and practices we follow in determining the sufficiency of the allowance we establish for possible loan losses require us to make judgments and assumptions about economic and market trends that can affect the ability of our borrowers to meet their loan payment obligations. Accordingly, we use historical loss factors, adjusted for current economic market conditions and other economic indicators, to determine the losses inherent in our loan portfolio and the sufficiency of our allowance for loan losses. The actual loan losses could be greater than that predicted by those loss factors and our current assessments of current conditions and economic trends if unanticipated changes were to occur in those conditions. In such an event, it would be necessary for us to increase the allowance for loan losses by means of a charge to income referred to in our financial statements as the “provision for loan losses.” Such an increase would reduce the carrying value of our loans on our balance sheet, and the additional provision for loan losses taken to increase that allowance would reduce our income, in the period when it is determined that an increase in the allowance for loan losses is necessary. See “—Provision for Loan Losses” and “—Allowance for Loan Losses and Nonperforming Loans” below.

Derivative Financial Instruments. The derivative financial instruments that we enter into consist primarily of interest rate lock commitments that are designed to hedge mortgage loans held for sale. At December 31, 2004, approximately $42 million of mortgage loans held for sale were hedged. We estimate the fair value of mortgage loans held for sale based on period end market interest rates obtained from various mortgage investors. The fluctuation in the fair values of the mortgage loans held for sale are reflected in our consolidated statements of financial condition and, correspondingly, as adjustments to our noninterest income. We also enter into non-designated derivative instruments relating to mortgage loan interest rate lock commitments with borrowers and investors in order to reduce our exposure to adverse fluctuations in interest rates. At December 31, 2004 we had $4 million of mortgage loan commitments identified as non-designated derivative instruments. We did not have any significant ineffective hedges at December 31, 2004.

Overview of Fiscal 2004 Operating Results

The following table sets forth the interest income that we generated, the interest expense that we incurred and our net interest income, net income and net income per share in the years ended December 31, 2004, 2003 and 2002.

	Year Ended December 31,
	2004		2003		2002
	Amount	Percent Change	Amount	Percent Change	Amount
	(Dollars in thousands except per share data)
Interest income	$34,818	36.3%	$25,554	39.3%	$18,351
Interest expense	12,072	9.6%	11,014	74.6%	6,307

Net interest income	22,746	56.4%	14,540	20.7%	12,044

Noninterest income	4,679	(38.9)%	7,656	25.6%	6,096
Noninterest expense	18,148	4.1%	17,439	17.6%	14,825
Net income	$4,863	133.6%	$2,082	37.3%	$1,516
Net income per share—diluted	$0.46	53.3%	$0.30	30.4%	$0.23
Weighted average number of diluted shares	10,597,433	54.3%	6,866,170	5.0%	6,536,856

The increase in net income in 2004 as compared to 2003 was primarily attributable to a combination of factors, the most important of which included:

•	Improvement in Net Interest Income and Net Interest Margin. An $8.2 million, or 56% increase in net interest income in fiscal 2004, primarily as a result of a $156 million, or 50%, increase in the average volume of our outstanding loans (inclusive of mortgages held for sale) during fiscal 2004 over fiscal 2003. The increase in loan volume also was the principal contributor to an improvement in our interest margin to 3.04% in fiscal 2004 from 2.42% in fiscal 2003.

•	Management of Noninterest Expense Growth and Improvements in Efficiency Ratio. Even though the volume of interest earning assets and our net interest income increased by 25% and 56%, respectively, in 2004, we were able to manage the growth of our noninterest expenses which, by comparison, increased by $709,000, or 4%, in fiscal 2004 as compared to fiscal 2003. Due to the combination of the increases in net interest income and the single digit slowing in the growth of our operating expenses, our efficiency ratio (operating expenses as a percentage to total revenues) improved to 66% in fiscal 2004 from 79% in fiscal 2003. This improvement was indicative of a maturing of, and increased business growth at our financial centers that has helped us to generate more revenue per employee in fiscal 2004, than we did in fiscal 2003.

The increase in net interest income and the slowing of the growth of our noninterest expense more than offset the effects of (i) a $3.0 million, or 39% decline in noninterest income to $4.7 million in the year ended December 31, 2004, from $7.7 million for the same period in 2003, due primarily to a reduction in the volume of mortgage refinancings resulting from increases in mortgage interest rates that began in the second half of 2003, and (ii) the effect on earnings per share of our completion in December 2003 of a public offering of 3,680,000 of our shares of common stock at a price of $9.25 per share, which caused the weighted average number of diluted shares outstanding to increase to 10.6 million shares for the year ended December 31, 2004 from 6.8 million shares for the year ended December 31, 2003.

Fiscal 2003 Compared to Fiscal 2002. The increase in net income in 2003 as compared to 2002 was primarily attributable to:

•	Increase in Net Interest Income. An increase in net interest income of $2.5 million, or 21%, in fiscal 2003, primarily as a result of increases in the volume of interest earning assets, that included a $96 million, or 45%, increase in our average volume of outstanding loans (inclusive of mortgages held for sale), and an increase of $143 million in the average volume of securities available for sale, during fiscal 2003 over fiscal 2002.

•	Increase in Noninterest Income. An increase of $1.6 million, or 26%, in noninterest income, to $7.7 million in fiscal 2003 from $6.1 million in 2002, primarily as a result of a substantial increase in mortgage loan originations.

•	Improvement in Efficiency Ratio. A slowing in the rate of growth of noninterest expense, which, contributed to an improvement in our efficiency ratio (noninterest expense expressed as a percentage of the sum of net interest income and noninterest income) to 79% in fiscal 2003 from 82% in fiscal 2002.

Set forth below are certain key financial performance ratios and other financial data for the periods indicated:

	Year Ended December 31,
	2004	2003	2002
Return on average assets	0.62%	0.33%	0.40%
Return on average shareholders’ equity	6.71%	5.33%	4.00%
Ratio of average equity to average assets	9.22%	6.17%	9.94%
Net interest margin	3.04%	2.42%	3.38%

Results of Operations

Net Interest Income

One of the principal determinants of a bank’s income is net interest income, which is the difference between (i) the interest that a bank earns on loans, investment securities and other interest earning assets, on the one hand, and (ii) its interest expense, which consists primarily of the interest it must pay to attract and retain deposits and the interest that it pays on borrowings and other interest-bearing liabilities, on the other hand. A bank’s interest income and interest expense are, in turn, affected by a number of factors, some of which are outside of its control, including national and local economic conditions and the monetary policies of the Federal Reserve Board which affect interest rates, the demand for loans, and the ability of borrowers to meet their loan payment obligations. Net interest income, when expressed as a percentage of total average interest earning assets, is a banking organization’s “net interest margin.”

Fiscal 2004 Compared to Fiscal 2003. In fiscal 2004, net interest income increased by $8.2 million, or 56%, to $22.7 million, from $14.5 million in fiscal 2003, primarily as a result of a $9.3 million, or 36%, increase in interest income that more than offset a $1.1 million, or 10% increase in interest expense.

The increase in interest income was primarily attributable to an increase of $156 million, or 50%, in the average volume of our outstanding loans (inclusive of mortgage loans held for sale) during fiscal 2004 over fiscal 2003. We funded that increase in loan volume by increasing our deposit volume and by using funds that had been invested in lower yielding short term investments and securities available for sale to fund higher yielding loans. As a result, average outstanding loans represented 63% of average earning assets in 2004 as compared to 52% in 2003 and the yield on interest earning assets increased to 4.65% from 4.26% in 2003.

The increase in interest expense in 2004 over 2003 was due primarily to an $81 million increase in the average volume of other borrowings, including $10 million principal amount of junior subordinated debentures that we sold during the fourth quarter of 2004, which was partially offset by a 31 basis point decline in rates paid on certificates of deposit at the Bank during 2004.

Our net interest margin for fiscal 2004 improved to 3.04% from 2.42% in fiscal 2003. That improvement was primarily attributable to the increase in interest income and, to a lesser extent, to a decline in the average rate of interest paid on our interest bearing liabilities to 2.23% from 2.40%, in fiscal 2003.

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

The increase in interest expense in fiscal 2003 over fiscal 2002 was due primarily to a $147 million increase in the average volume of interest-bearing deposits, a $62 million increase in the average volume of Federal Home Loan Bank borrowings, and interest paid on the $17 million of junior subordinated debentures issued during the second half of 2002, which more than offset the effect on interest expense of declining market rates of interest in 2003.

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

Information Regarding Average Assets and Average Liabilities

The following tables set forth information regarding our average balance sheet, yields on interest earning assets, interest expense on interest-bearing liabilities, the interest rate spread and the interest rate margin for the years ended December 31, 2004, 2003, and 2002. Average balances are calculated based on average daily balances.

	Year Ended December 31,
	2004			2003
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest earning assets:
Short-term investments(1)	$40,516	$522	1.29%	$47,004	$533	1.13%
Securities available for sale and stock(2)	239,689	8,295	3.46%	241,595	7,127	2.95%
Loans	468,213	26,001	5.55%	311,964	17,894	5.74%

Total earning assets	748,418	34,818	4.65%	600,563	25,554	4.26%
Noninterest earning assets	37,758			33,064

Total Assets	$786,176			$633,627

Interest-bearing liabilities:
Interest-bearing checking accounts	$20,283	74	0.36%	$13,248	69	0.52%
Money market and savings accounts	122,713	1,554	1.27%	110,609	1,368	1.24%
Certificates of deposit	200,244	5,152	2.57%	220,629	6,348	2.88%
Other borrowings	176,981	4,307	2.43%	97,719	2,381	2.44%
Junior subordinated debentures	20,119	985	4.90%	17,527	848	4.99%

Total interest-bearing liabilities	540,340	12,072	2.23%	459,732	11,014	2.40%

Noninterest-bearing liabilities	173,380			134,812

Total Liabilities	713,720			594,544
Shareholders’ equity	72,456			39,083

Total Liabilities and Shareholders’ Equity	$786,176			$633,627

Net interest income		$22,746			$14,540

Interest rate spread			2.42%			1.86%

Net interest margin			3.04%			2.42%

(1)	Short-term investments consist of federal funds sold and interest bearing deposits with financial institutions.
(2)	Stock consist of Federal Home Bank Stock and Federal Reserve Bank Stock.

	Year Ended December 31, 2002
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest earning assets:
Short-term investments(1)	$42,332	$746	1.76%
Securities available for sale and stock(2)	98,534	3,989	4.05%
Loans	215,701	13,616	6.31%

Total earning assets	356,567	18,351	5.15%
Noninterest earning assets	24,712

Total Assets	$381,279

Interest-bearing liabilities:
Interest-bearing checking accounts	$8,517	87	1.02%
Money market and savings accounts	75,038	1,337	1.78%
Certificates of deposit	113,487	3,708	3.27%
Other borrowings	34,087	828	2.43%
Junior subordinated debentures	6,189	347	5.61%

Total interest-bearing liabilities	237,318	6,307	2.66%

Noninterest-bearing liabilities	106,069

Total Liabilities	343,387
Shareholders’ equity	37,892

Total Liabilities and Shareholders’ Equity	$381,279

Net interest income		$12,044

Interest rate spread			2.49%

Net interest margin			3.38%

(1)	Short-term investments consist of federal funds sold and interest bearing deposits with financial institutions.
(2)	Stock consist of Federal Home Bank Stock and Federal Reserve Bank Stock.

The following table sets forth changes in interest income, including loan fees, and interest paid in each of the years ended December 31, 2004, to 2003 and 2003 to 2002 and the extent to which those changes were attributable to changes in volumes of or changes in rates earned on interest earning assets and changes in the volumes of and rates of interest paid on our interest-bearing liabilities.

Changes in interest earned and interest paid due to the mix of earning assets and interest bearing liabilities have been allocated to the change due to volume and the change due to rate in proportion to the relationship of the absolute dollar amounts of the changes in each.

	2004 Compared to 2003 Increase (decrease) due to Changes in			2003 Compared to 2002 Increase (decrease) due to Changes in
	Volume	Rates	Total Increase (Decrease)	Volume	Rates	Total Increase (Decrease)
	(Dollars in thousands)
Interest income
Short-term investments(1)	$(79)	$68	$(11)	$75	$(288)	$(213)
Securities available for sale and stock	(57)	1,225	1,168	4,468	(1,330)	3,138
Loans	8,694	(587)	8,107	5,616	(1,338)	4,278

Total earning assets	8,558	706	9,264	10,159	(2,956)	7,203
Interest expense
Interest-bearing checking accounts	30	(25)	5	36	(54)	(18)
Money market and savings accounts	153	33	186	516	(485)	31
Certificates of deposit	(557)	(637)	(1,194)	3,130	(490)	2,640
Borrowings	1,928	(3)	1,925	1,550	3	1,553
Junior subordinated debentures	126	10	136	543	(42)	501

Total interest-bearing liabilities	1,680	(622)	1,058	5,775	(1,068)	4,707

Net interest income	$6,878	$1,328	$8,206	$4,384	$(1,888)	$2,496

(1)	Short-term investments consist of federal funds sold and interest bearing deposits with financial institutions.

Provision for Loan Losses

Like virtually all banks and other financial institutions, we follow the practice of maintaining a reserve or allowance (the “Allowance”) for possible loan losses that occur from time to time as an incidental part of the banking business. When it is determined that the payment in full of a loan has become unlikely, the carrying value of the loan is reduced to what management believes is its realizable value. This reduction, which is referred to as a loan “charge-off,” or “write-down” is charged against that Allowance. The amount of the Allowance for Loan Losses is increased periodically (i) to replenish the Allowance after it has been reduced due to loan charge-offs, (ii) to reflect changes in the volume of outstanding loans, and (iii) to take account of changes in the risk of potential losses due to a deterioration in the condition of borrowers or in the value of property securing non–performing loans or changes in economic conditions. See “—Financial Condition—Allowance for Loan Losses and Nonperforming Loans” below in this Section of this Report. Increases in the Allowance for Loan Losses are made through a charge, recorded as an expense in the statement of income referred to as the “provision for loan losses.” Recoveries of loans previously charged-off are added back to the Allowance and, therefore, have the effect of increasing the Allowance for Loan Losses and reducing the amount of the provision that might otherwise be made to replenish or increase the Allowance.

Although we employ economic models that are based on bank regulatory guidelines, industry standards and historical loss experience to evaluate and determine the sufficiency of the Allowance for Loan Losses and, thereby, the amount of the provisions required to be made for potential loan losses, those determinations involve judgments about trends in current economic conditions and other events that can affect the ability of borrowers to meet their loan obligations. The duration and effects of economic trends subject to a number of uncertainties and changes that are outside of our ability to control. See the discussion below in this Section under the caption “Risks and Uncertainties That Could Affect our Future Financial Performance — we could incur losses on the loans we make.” In the event of unexpected subsequent events or changes in circumstances, it could become necessary in the future to incur additional charges to increase the Allowance, which would have the effect of reducing our income or could cause us to incur losses.

In addition, the Federal Reserve Board and the California Department of Financial Institutions, as an integral part of their examination processes, periodically review the Bank’s Allowance for Loan Losses. These agencies may require the Bank to make additional provisions, over and above that which we have already made, the effect of which would be to reduce our income.

The following table sets forth the changes in the Allowance for Loan Losses for the years ended December 31, 2004 and 2003.

	Year Ended December 31,
	2004	2003
	(Dollars in thousands)
Total gross loans outstanding at end of period(1)	$515,859	$355,014

Average total loans outstanding for the period(1)	$441,605	$264,390

Allowance for loan losses at beginning of period	$3,943	$2,435
Loans charged off	(890)	(7)
Recoveries	6	—
Provision for loan losses charges to operating expense	973	1,515

Allowance for loan losses at end of period	$4,032	$3,943

Allowance for loan losses as a percentage of average total loans	0.91%	1.49%
Allowance for loan losses as a percentage of total outstanding loans at end of period	0.78%	1.11%
Net charge-offs as a percentage of average total loans	0.20%	—
Net charge-offs as a percentage of total loans outstanding at end of period	0.17%	—
Net loans charged-off to allowance for loan losses	0.22%	0.18%
Net loans charged-off to provision for loan losses	91.47%	0.46%

(1)	Includes net deferred loan costs and excludes loans held for sale.

During fiscal 2004 we were able to reduce the provisions we made for loan losses to $973,000 down from $1.5 million in fiscal 2003, primarily as a result of a reduction in the volume of non-accrual or impaired loans in 2004. Nonaccrual and impaired loans totaled $11,000 or 0.3% of the Allowance for Loan Losses at December 31, 2004, as compared to $2.5 million or 63.4% of the Allowance for Loan Losses at December 31, 2003. The reduction in nonaccrual loans during the year ended December 31, 2004 was due to (i) an $822,000 charge-off, in the first quarter of 2004, of a nonaccrual loan for which reserves had been specifically allocated in the Allowance for Loan Losses at December 31, 2003, and (ii) the repayment of or resumption of payments on substantially all of the other loans that were on nonaccrual status at December 31, 2003. See “—Allowance for Loan Losses and Nonperforming Loans” below.

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

The volume of residential mortgage refinancings is subject to significant fluctuations in response to changes in prevailing mortgage interest rates. Such interest rate changes can impact the volume of mortgage loan originations which, in turn, affects the loan processing fees and yield spread premiums we are able to realize on the mortgage loans we originate. For example, the decline in mortgage rates which occurred in 2002 and the first six months of 2003 increased demand for mortgage loan refinancings and resulted in increases in our noninterest income during those periods. Conversely, an increasing interest rate environment, which has occurred during fiscal 2004, generally causes a decline in mortgage loan refinancings and, therefore, corresponding declines in the volume of mortgage loan originations and in the income that the mortgage banking division is able to generate. We seek to manage the impact of changes in interest rates by seeking to originate mortgages for home purchases which are not as interest rate sensitive as mortgage loan refinancings. Mortgage loans for home purchases accounted for approximately 36% of our mortgage loan fundings in the year ended December 31, 2004 as compared to approximately 13% in the year ended December 31, 2003.

The following table identifies the components of and the percentage changes in noninterest income in the fiscal years ended December 31, 2004, 2003 and 2002, respectively:

	Year Ended December 31,
	2004		2003		2002		2001
	Amount	Percent Change	Amount	Percent Change	Amount	Percent Change
	(Dollars in thousands)
Mortgage banking (including net gains on sales of loans held for sale)	$2,214	(59.2)%	$5,421	14.3%	$4,741	74.6%	$2,716
Service charges and fees on deposits	669	6.5%	628	217.2%	198	(12.8)%	227
Net gains on sales of securities available for sale	839	13.5%	739	147.2%	299	N/M	—
Net gains on sales of loans	—	N/M	—	N/M	35	N/M	—
Net gains on sale of other real estate owned	117	N/M	—	N/M	—	N/M	—
ACH fee income	10	(92.6)%	135	(28.9)%	190	N/M	—
Other	830	13.2%	733	15.8%	633	31.1%	483

Total noninterest income	$4,679	(38.9)%	$7,656	25.6%	$6,096	77.9%	$3,426

The decrease in noninterest income in 2004 was primarily attributable to $3.2 million, or 59% decrease in mortgage loan refinancings prompted by rising interest rates. The effect of that decrease on noninterest in 2004 was partially offset by a $100,000 increase in net gains on securities available for sale and net gains on sales of other real estate owned of $117,000.

The $1.6 million, or 25.6%, increase in noninterest income in 2003 over 2002 was primarily attributable to (i) substantial increases in mortgage loan refinancings prompted by declining market rates of interest, (ii) net gains of $739,000 in 2003 from sales of $144 million principal amount of securities available for sale made to reposition our securities portfolio in response to changes in market interest rates, and (iii) an increase in service charges and fees, primarily on deposit transactions, which was attributable to the growth in the volume of our deposits in 2003.

Noninterest Expense

The following table sets forth the principal components of noninterest expense and the amounts thereof, incurred in the years ended December 31, 2004, 2003 and 2002, respectively.

	Year Ended December 31,
	2004 Amount	Percent Change	2003 Amount	Percent Change	2002 Amount
	(Dollars in thousands)
Salaries and employee benefits	$9,808	(0.9)%	$9,899	27.4%	$7,771
Occupancy	2,096	17.8%	1,780	8.8%	1,636
Equipment and depreciation	1,336	0.1%	1,326	3.9%	1,276
Data processing	863	37.0%	630	57.5%	400
Professional fees	834	15.0%	725	—%	725
Other loan related	393	1.8%	386	6.6%	362
Customer expense	509	17.0%	435	(2.5)	446
Stationery and supplies	314	(12.0)%	357	(6.5)%	382
Other operating expense(1)	1,995	4.9%	1,901	4.1%	1,827

Total noninterest expense	$18,148	4.1%	$17,439	17.6%	$14,825

(1)	Other operating expense primarily consists of telephone, advertising, promotional, business development, regulatory expenses, investor relations, insurance premiums, and correspondent bank fees.

As indicated above, total noninterest expense for the year ended December 31, 2004 increased by $709,000, or 4.1%, as compared to the corresponding period in 2003. That increase was primarily attributable to an increase in expenses associated with the opening, in September 2004, of our seventh financial center, which is located in Long Beach, California, and increased commercial lending activities in our financial centers, partially offset by staff reductions and other cost cutting measures implemented by the mortgage loan division in response to lower mortgage refinancing production volumes.

The 17.6% increase in noninterest expense in 2003, over 2002 was primarily attributable to increases in salaries and employee expenses that were due primarily to the expansion of the financial centers that we established in 2002 and an expansion of our mortgage lending division to take advantage of increased mortgage refinancing demand in 2003.

One measure of our ability to control noninterest expense is our efficiency ratio, which is the ratio of noninterest expenses to net revenue (net interest income plus noninterest income). The efficiency ratio indicates the percentage of net revenue that must be used to cover noninterest expenses. As a general rule, all other things being equal, a lower efficiency ratio will result in increased profitability. Our efficiency ratio improved to 66% in 2004 from 79% in 2003. In 2003, our efficiency ratio was 79%, as compared to 82% for 2002. These decreases indicate that we have been able, in each of the past two years, to increase net revenue without a commensurate increase in our noninterest expense. Additionally, we believe that the achievement of increased efficiencies in our operations was a significant contributor to the increase in our profitability in 2004.

Financial Condition

Assets

Our total consolidated assets increased by $121 million, or 17%, to $845 million at December 31, 2004 from $724 million at December 31, 2003, primarily as a result of an increase in the volume of our outstanding loans that was due to the expansion and maturing of our banking franchise during the past two years, marketing programs implemented in 2004, and improvements in economic conditions that led to increases in loan demand. This increase in outstanding loans was funded primarily by increases in borrowings and, to a lesser extent, increases in deposits and a shift of funds out of other lower yielding interest earning assets.

The following table sets forth the composition of our interest earning assets at:

	December 31, 2004	December 31, 2003
	(In thousands)
Federal funds sold	$69,600	$36,000
Interest-bearing deposits with financial institutions	738	605
Federal Reserve Bank and Federal Home Loan Bank Stock, at cost	10,662	7,546
Securities available for sale, at fair value	169,412	273,995
Loans and loans held for sale (net of allowances of $4,032 and $3,943, respectively)	554,175	370,239

Investment Policy and Securities Available for Sale

Investment Policy. Our investment policy is designed to provide for our liquidity needs and to generate a favorable return on investments without undue interest rate risk, credit risk or asset concentrations. That investment policy:

•	authorizes us to invest in obligations issued or fully guaranteed by the United States Government, certain federal agency obligations, time deposits issued by federally insured depository institutions, municipal securities and in federal funds sold;

•	provides that the aggregate weighted life of our portfolio of US Treasury obligations and Federal Agency securities, including mortgage backed securities and collateralized mortgage obligations issued by the US Treasury and federal agencies, but excluding variable rate securities, is not to exceed fifteen (15) years while the weighted average life of our portfolio of municipal securities is not to exceed twelve (12) years;

•	provides that funds placed in time deposits may not be held at federally insured financial institutions in amounts exceeding $100,000 per institution and those deposits may not have maturities exceeding 60 months; and

•	prohibits engaging in securities trading activities.

Securities Available for Sale. Securities that we intend to hold for an indefinite period of time, but which may be sold in response to changes in liquidity needs, changes in interest rates, changes in prepayment risks or other similar factors are classified as “securities available for sale”. Such securities are recorded on our balance sheet at their respective fair values and increases or decreases in those values are recorded as unrealized gains or losses, respectively, and are reported as “Other Comprehensive Income (Loss)” rather than included in or deducted from our earnings.

The following is a summary of the major components of securities available for sale and a comparison of the amortized cost, estimated fair values and the gross unrealized gains and losses attributable to those securities, as of December 31, 2004 and December 31, 2003:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(Dollars in thousands)
December 31, 2004
Securities Available For Sale:
Mortgage Backed Securities	$160,405	$14	$2,383	$158,036
Collateralized Mortgage Obligations	10,487	3	122	10,368

Total Government and Agencies Securities	170,892	17	2,505	168,404

Mutual Fund	1,008	0	0	1,008

Total Securities Available For Sale	$171,900	$17	$2,505	$169,412

December 31, 2003
Securities Available For Sale:
Mortgage Backed Securities	$235,795	$239	$2,236	$233,798
Collateralized Mortgage Obligations	20,628	54	131	20,551

Total Government and Agencies Securities	256,423	293	2,367	254,349
Fannie Mae Trust Preferred Stock	20,000	—	354	19,646

Total Securities Available For Sale	$276,423	$293	$2,721	$273,995

At December 31, 2004, U.S. Government and federal agency securities, consisting principally of mortgage backed securities and collateralized mortgage obligations with an aggregate fair market value of $149 million were pledged to secure Federal Home Loan Bank borrowings, repurchase agreements, local agency deposits and Treasury, tax and loan accounts.

The amortized cost and estimated fair value, at December 31, 2004, of securities available for sale are shown in the table below by contractual maturities and historical prepayments based on the prior twelve months of principal payments. Expected maturities will differ from contractual maturities and historical prepayments, particularly with respect to collateralized mortgage obligations, because changes in interest rates will affect the timing and the extent of prepayments by borrowers.

	December 31, 2004 Maturing in
	One year or less	Over one year through five years	Over five years through ten years	Over ten years	Total
	(Dollars in thousands)
Securities available for sale, amortized cost	$43,064	$81,424	$38,575	$8,837	$171,900
Securities available for sale, estimated fair value	42,549	80,304	37,956	8,603	169,412
Weighted average yield	3.22%	3.40%	3.79%	4.14%	3.48%

Loans Held for Sale

Loans held for sale in the secondary market, which consist primarily of mortgage loans, totaled $42 million at December 31, 2004, an increase of $23 million from $19 million at December 31, 2003. Loans held for sale are carried at the lower of cost or estimated fair value in the aggregate except for those designated as fair value hedges, which are carried at fair value. All $42 million of loans held for sale were designated as fair value hedges at December 31, 2004, and there were no ineffective hedges. We use hedge accounting to offset the decrease or increase in fair value of the loans held for sale with the decrease or increase in value of interest rate lock commitments. Volatility of reported earnings is therefore minimized. Net unrealized losses or gains on loans held for sale, if any, are recognized through a valuation allowance by charges to noninterest income. As of December 31, 2004, we had a valuation allowance of approximately $149,000 representing net unrealized gains related to these loans held for sale and unfunded commitments to make such loans.

Loans

The following table sets forth the composition, by loan category (other than mortgage loans held for sale), of our loan portfolio at December 31, 2004 and December 31, 2003:

	December 31, 2004		December 31, 2003
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial loans	$132,964	25.8%	$103,363	29.1%
Real estate loans	174,520	33.7%	140,441	39.5%
Residential mortgage loans	173,194	33.6%	84,346	23.8%
Construction loans	29,731	5.8%	17,559	4.9%
Consumer loans	5,471	1.1%	9,551	2.7%

Gross loans	515,880	100.0%	355,260	100.0%

Deferred fee (income) costs, net	(21)		(246)
Allowance for loan losses	(4,032)		(3,943)

Loans, net	$511,827		$351,071

Commercial loans are loans to businesses to finance capital purchases or improvements, or to provide working capital for their operations. Real estate and residential mortgage loans are loans secured by trust deeds on real property, including commercial property and single family and multi-family residences. Construction loans are interim loans to finance specific construction projects. Consumer loans include installment loans to consumers.

The following tables set forth the maturity distribution of the loans (other than consumer loans, residential mortgage loans and mortgage loans held for sale) in our loan portfolio at December 31, 2004 and 2003:

	December 31, 2004
	One Year or Less	Over One Year Through Five Years	Over Five Years	Total
	(Dollars in thousands)
Real estate and construction loans(1)
Floating rate	$42,446	$32,444	$109,359	$184,249
Fixed rate	185	7,507	12,310	20,002
Commercial loans
Floating rate	68,561	31,492	9,477	109,530
Fixed rate	6,664	15,729	1,041	23,434

Total	$117,856	$87,172	$132,187	$337,215

(1)	Does not include mortgage loans on single and multi-family residences and consumer loans, which totaled $173.2 million and $5.5 million, respectively, at December 31, 2004.

	December 31, 2003
	One Year or Less	Over One Year Through Five Years	Over Five Years	Total
	(Dollars in thousands)
Real estate and construction loans(1)
Floating rate	$29,591	$22,333	$87,847	$139,771
Fixed rate	—	5,835	12,394	18,229
Commercial loans
Floating rate	52,778	23,357	8,172	84,307
Fixed rate	7,064	10,580	1,412	19,056

Total	$89,433	$62,105	$109,825	$261,363

(1)	Does not include mortgage loans on single and multi-family residences and consumer loans, which totaled $84.3 million and $9.6 million, respectively, at December 31, 2003.

Allowance for Loan Losses and Nonperforming Loans

Allowance for Loan Losses. The allowance for loan losses (the “Allowance”) at December 31, 2004 was $4.0 million, which represented about 0.78% of the loans outstanding at December 31, 2004, as compared to $3.9 million, or 1.11%, of the loans outstanding at December 31, 2003, in each case exclusive of loans held for sale. This reduction in the percentage of the Allowance to loans outstanding at December 31, 2004 was the result of a loan charge off of $822,000 in the first quarter of 2004, for which reserves had been included in the Allowance at December 31, 2003 and the performance of the remainder of the loans in our loan portfolio as a result of which the amount of nonaccrual and impaired loans was, during the last three quarters of 2004, relatively insignificant.

In determining the adequacy of the Allowance, we follow bank regulatory guidelines and we carefully monitor changing economic conditions, the loan portfolio by category, the financial condition of borrowers and the historical performance of the loan portfolio. We believe that at December 31, 2004 the Allowance was adequate to provide for losses inherent in the loan portfolio. However, as the volume of loans increases, additional provisions for loan losses will be required to maintain the Allowance at adequate levels. Additionally, the Allowance was established on the basis of estimates and judgments we make regarding such matters as economic conditions and trends and the financial condition of borrowers, historical industry loan loss data and regulatory guidelines. Actual loan losses in the future could vary from the losses predicted on the basis of those estimates, judgments and guidelines. For example, if economic conditions were to deteriorate, or interest rates were to increase, which would have the effect of increasing the risk that borrowers would encounter difficulties meeting their loan payment obligations, it could become necessary to increase the Allowance by making additional provisions for loan losses. See “—Results of Operations—Provision for Loan Losses” above.

The following table provides a summary of the allocation of the Allowance to specific loan categories at the dates indicated below. The allocations presented should not be interpreted as an indication that loans charged to the Allowance will occur in these amounts or proportions, or that the portion of the Allowance allocated to each loan category represents the total amount available for future losses that may occur within these categories as the total Allowance is applicable to the entire loan portfolio.

	December 31,
	2004		2003
	Allowance for Loan Losses	% of Allowance to Category of Loans	Allowance for Loan Losses	% of Allowance to Category of Loans
	(Dollars in thousands)
Real estate loans	$1,853	0.53%	$1,049	0.47%
Commercial loans	1,839	1.38%	2,654	2.57%
Construction loans	246	0.83%	160	0.91%
Consumer loans	94	1.72%	80	0.84%

Total	$4,032	0.78%	$3,943	1.11%

Specific allocations are identified by loan category and allocated according to charge-off data pertaining to the banking industry. Substantially all of the loans in the loan portfolio are graded and incorporated in the process of assessing the adequacy of the Allowance. The Allowance is maintained at a level considered sufficient to absorb estimated losses in the loan portfolio.

Non-Performing Loans. We also measure and establish reserves for loan impairments on a loan-by-loan basis using either the present value of expected future cash flows discounted at a loan’s effective interest rate, or the fair value of the collateral if the loan is collateral-dependent. Smaller, homogeneous loans such as consumer installment loans and lines of credit are excluded from our impairment calculations. Also, loans that experience insignificant payment delays or shortfalls are generally not considered to be impaired. We cease accruing interest on, and classify as a nonaccrual loan, any loan as to which principal or interest has been in default for a period of 90 days or more, or if payment in full of interest or principal is not expected.

At December 31, 2004, we had a $11,000 loan that was delinquent 90 days or more and which was classified as a nonaccrual and impaired loan. At December 31, 2003 there were $2.5 million of loans that were delinquent 90 days or more and which were classified as nonaccrual and impaired loans, of which $822,000 was charged off during 2004. We had no loans delinquent 90 days or more with principal still accruing interest or any restructured loans either at December 31, 2004 or 2003. At December 31, 2004, our average investment in impaired loans, on a year-to-date basis, was $616,000. The interest that we would have earned in 2004 had the impaired loans remained current in accordance with their original terms was $49,000. By comparison, at December 31, 2003, our average investment in impaired loans on a year-to-date basis was $593,000 and the interest that we would have earned in 2003 had the impaired loans remained current in accordance with their original terms was $82,000.

Average Balances of and Average Interest Rates Paid on Deposits. Set forth below are the average amounts (in thousands) of, and the average rates paid on, deposits in each of 2004, 2003 and 2002:

	Year Ended December 31,
	2004		2003		2002
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest bearing demand deposits	$166,544	—	$129,823	—	$101,975	—
Interest-bearing checking accounts	20,283	0.36%	13,248	0.52%	8,517	1.02%
Money market and savings deposits	122,713	1.27%	110,609	1.24%	75,038	1.78%
Time deposits(1)	200,244	2.57%	220,629	2.88%	113,487	3.27%
Total deposits	$509,784	1.33%	$474,309	1.64%	$299,017	1.72%

(1)	Comprised of time certificates of deposit in denominations greater than or equal to $100,000 and less than $100,000.

Deposit Totals. Deposits totaled $534 million at December 31, 2004 as compared to $495 million at December 31, 2003. At December 31, 2004, noninterest-bearing deposits comprised $175 million, or 33% of total deposits, as compared to $157 million, or 32%, of total deposits at December 31, 2003. Certificates of deposit in denominations of $100,000 or more comprised, on which we pay higher rates of interest than on other deposits, were $99 million, or 19%, of total deposits at December 31, 2004 and $88 million, or 18%, of total deposits at December 31, 2003.

Set forth below is a maturity schedule of domestic time certificates of deposit outstanding at December 31, 2004:

	December 31, 2004		December 31, 2003
Maturities	Certificates of Deposit Under $100,000	Certificates of Deposit $100,000 or more	Certificates of Deposit Under $100,000	Certificates of Deposit $100,000 or more
	(In thousands)
Three months or less	$18,466	$36,745	$26,351	$31,026
Over three and through twelve months	52,057	41,202	58,889	42,481
Over twelve months	34,325	21,416	29,453	14,703

Total	$104,848	$99,363	$114,693	$88,210

Liquidity

We actively manage our liquidity to insure sufficient funds are available to meet the ongoing needs of our customers. We project the future sources and uses of funds and maintain sufficient liquid funds for unanticipated events. Our primary sources of cash include payments on loans, the sale or maturity of investments and growth in deposits. The primary uses of cash include funding new loans (including mortgage loans held for sale) and making advances on existing lines of credit, purchasing investments, including securities available for sale, funding deposit withdrawals and paying operating expenses. We also maintain funds in overnight federal funds and other short-term investments to provide for short-term liquidity needs. In addition, we have obtained credit lines from the Federal Home Loan Bank and other financial institutions to meet any additional liquidity requirements, that might arise.

Cash flow Provided by Financing Activities. Cash flow of $115 million was provided by financing activities during the year ended December 31, 2004, the source of which consisted primarily of net increases of $38 million in deposits, $66 million in net borrowings from the Federal Home Bank, and $10 million from the sale of junior subordinated debentures in October 2004.

Cash flow Used in Operating Activities. Cash flow of $16 million was used by our operating activities, primarily from net income and $288 million from origination of loans held for sale, offset by the proceeds for sales of loans held for sale and net income of $5 million in the year ended December 31, 2004.

Cash flow Used in Investing. Cash flow used in investing activities was $62 million, primarily to fund an increase of $163 million in loans and $68 million of purchases of investment securities available for sale, partially offset by $168 million of proceeds from sales of and principal payments received on investment securities available for sale in the year ended December 31, 2004.

Our liquid assets, which included cash and due from banks, federal funds sold, interest earning deposits with financial institutions and unpledged securities available for sale (excluding Federal Reserve Bank and Federal Home Loan Bank stock) totaled $117 million or 14% of total assets at December 31, 2004.

The relationship between gross loans and total deposits provides a useful measure of our liquidity. Since repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loan-to-deposit ratio the less liquid are our assets. On the other hand, since we realize greater yields and higher interest income on loans than we do on investments, a lower loan-to-deposit ratio can adversely affect interest income and earnings. As a result, our goal is to achieve a loan-to-deposit ratio that appropriately balances the requirements of liquidity and the need to generate a fair return on assets. At December 31, 2004, the ratio of loans-to-deposits (excluding loans held for sale) was 96%, compared to 71% at December 31, 2003.

Contractual Obligations

Borrowings. As of December 31, 2004, we had $106 million of outstanding long-term borrowings and $82 million of outstanding short-term borrowings that we had obtained from the Federal Home Loan Bank. The table below sets forth the amounts, in thousands of dollars, the interest rates we pay on, and the maturity dates of these Federal Home Loan Bank borrowings. These borrowings, along with the securities sold under agreements to repurchase, have a weighted-average annualized interest rate of 2.45%.

Principal Amounts	Interest Rate	Maturity Dates	Principal Amounts	Interest Rate	Maturity Dates
(Dollars in thousands)			(Dollars in thousands)
$6,000	1.27%	January 24, 2005[1]	$5,000	2.50%	February 21, 2006
9,000	1.93%	February 18, 2005[1]	6,000	2.34%	February 28, 2006
5,000	2.33%	June 15, 2005	5,000	3.13%	June 19, 2006
5,000	2.31%	June 17, 2005	5,000	2.76%	August 9, 2006
7,000	2.29%	June 24, 2005	2,000	2.94%	August 28, 2006
5,000	2.24%	August 29, 2005	3,000	2.56%	September 18, 2006
10,000	2.70%	September 19, 2005	3,000	2.49%	September 25, 2006
3,000	1.93%	September 19, 2005	5,000	2.39%	October 2, 2006
5,000	1.76%	September 30, 2005	2,000	2.40%	October 2, 2006
5,000	2.34%	October 13, 2005	7,000	3.18%	November 22, 2006
7,000	2.34%	November 14, 2005	5,000	2.69%	December 12, 2006
5,000	2.35%	November 14, 2005	5,000	2.67%	December 18, 2006
5,000	2.33%	November 17, 2005	4,000	2.50%	January 22, 2007
5,000	2.33%	November 21, 2005	5,000	2.57%	February 12, 2007
7,000	2.41%	January 9, 2006	3,000	3.14%	September 18, 2007
6,000	1.94%	January 23, 2006	2,000	3.06%	September 24, 2007
10,000	2.74%	January 30, 2006	1,000	2.91%	October 1, 2007
5,000	2.66%	February 2, 2006	5,000	3.45%	February 11, 2009
5,000	2.00%	February 13, 2006

(1)	Paid at maturity in January and February, 2005.

At December 31, 2004, mortgage backed securities and collateralized mortgage obligations with an aggregate fair market value of $127 million and $112 million of residential mortgage and other real estate secured loans were pledged to secure these Federal Home Loan Bank borrowings, repurchase agreements, local agency deposits, and Treasury, tax and loan accounts.

The highest amount of borrowings outstanding at any month end during the year ended December 31, 2004 consisted of $191 million of borrowings from the Federal Home Loan Bank and $17 million of overnight borrowings in the form of securities sold under repurchase agreements. During 2003 the highest amount of borrowings outstanding at any month end consisted of $124 million of advances from the Federal Home Loan Bank and $15 million of overnight borrowings in the form of securities sold under repurchase agreements.

Junior Subordinated Debentures. Pursuant to rulings of the Federal Reserve Board, bank holding companies have been permitted to issue long term subordinated debt instruments that will, subject to certain conditions, qualify as and, therefore, augment capital for regulatory purposes. Pursuant to those rulings, in 2002, we formed subsidiary grantor trusts to sell and issue to institutional investors a total of $17 million principal amount of floating junior trust preferred securities (“trust preferred securities”). We received the net proceeds from the sale of the trust preferred securities in exchange for our issuance to the grantor trusts, of a total $17 million principal amount of our junior subordinated floating rate debentures (the “Debentures”), the payment terms of which mirror those of the trust preferred securities. In October 2004, we established another grantor trust that sold an additional $10 million of trust preferred securities to an institutional investor and, in connection therewith, we sold and issued an additional $10 million principal amount junior subordinated floating rate debentures in exchange for the proceeds raised from the sale of those trust preferred securities. The payments that we make of interest and principal on the Debentures are used by the grantor trusts to make the payments that come due to the holders of the trust preferred securities pursuant to the terms of those securities. As required by FIN 46 (which is described in “Note 1—Significant Accounting Policies—Recent Accounting Pronouncements,” included as part of our consolidated financial statements that are set forth in Item 8 of this Report), we deconsolidated the trusts as of March 31, 2004. Such deconsolidation had no material impact on our financial condition or results of operation.

Set forth below is certain information regarding the terms of the Debentures that were outstanding as of December 31, 2004:

Original Issue Dates	Principal Amount	Interest Rate	Maturity Date
	(In thousands)
June 2002	$ 5,155	LIBOR plus 3.75%(1)	June 2032
August 2002	$ 5,155	LIBOR plus 3.625% (2)	August 2032
September 2002	$ 7,217	LIBOR plus 3.40%(1)	September 2032
October 2004	$10,310	LIBOR plus 2.00%(1)	October 2034

Total	$27,837

(1)	Interest rate resets quarterly.
(2)	Interest rate resets semi-annually.

These Debentures have quarterly or semi-annual interest payments, which may be deferred until the first redeemable date, and are redeemable at our option beginning 5 years after their respective original issue dates.

Under the Federal Reserve Board rulings, the borrowings evidenced by the Debentures, which are subordinated to all of our other borrowings that are outstanding or which we may obtain in the future, are eligible (subject to certain dollar limitations) to qualify and, at December 31, 2004, $25.5 million of those Debentures qualified as Tier I capital, for regulatory purposes. The remaining $2.3 million qualified as Tier II capital for regulatory purposes. See discussion below under the subcaption “—Regulatory Capital Requirements.”

Other Contractual Obligations.

Set forth below is information regarding our material contractual obligations as of December 31, 2004:

Operating Lease Obligations. We lease certain facilities and equipment under various non-cancelable operating leases. Future minimum non-cancelable lease commitments were as follows at December 31, 2004:

At December 31, 2004
(In thousands)
2005	$2,179
2006	1,790
2007	1,314
2008	1,253
2009	478
Thereafter	280

Total	$7,294

Maturing Time Certificates of Deposits. Set forth below is a maturity schedule, as of December 31, 2004, of time certificates of deposit of $100,000 or more:

At December 31, 2004
(In thousands)
2005	$77,947
2006	10,320
2007	2,117
Thereafter	8,979

Total	$99,363

Off Balance Sheet Arrangements

Loan Commitments and Standby Letters of Credit. In order to meet the financing needs of our customers in the normal course of business, we make commitments to extend credit and issue standby commercial letters of credit to or for them. At December 31, 2004 and 2003, our outstanding loan commitments (inclusive of mortgages held for sale) totaled approximately $167 million and $157 million, respectively.

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

To varying degrees, commitments to extend credit involve elements of credit and interest rate risk for us that are in excess of the amounts recognized in our balance sheets. Our exposure to credit loss in the event of nonperformance by the customers to whom such commitments are made is equal to the amount of those commitments that are ultimately funded prior to their expiration. As a result, before making a loan commitment to a customer, we evaluate the customer’s creditworthiness using the same underwriting standards that we would apply if we were deciding whether or not to approve loans to the customer. In addition, we often require the customer to secure its payment obligations for amounts drawn on such commitments with collateral such as accounts receivable, inventory, property, plant and equipment, income-producing commercial properties, residential properties and properties under construction.

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

Capital Resources

The Company (on a consolidated basis) and the Bank (on a stand-alone basis) are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can lead to the imposition of certain mandatory and possible additional discretionary restrictions on the operations of the Company and the Bank by their respective bank regulatory agencies that, if imposed, could have a direct material adverse impact on the Company’s operating results and financial condition. See “BUSINESS—Supervision and Regulation—Capital Standards and Prompt Corrective Action” in Part I of this Report. Under capital adequacy guidelines and the regulatory framework for prompt corrective action that apply to all bank holding companies and FDIC insured banks in the United States, the Company (on a consolidated basis) and the Bank (on a stand-alone basis) must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital requirements that the Company may be required to meet also are subject to qualitative judgments by the bank regulators as to measures relating to those measures that bear on the financial condition of the Company.

Quantitative measures established by regulation to ensure capital adequacy require the Company (on a consolidated basis) and the Bank (on a stand-alone basis) to maintain minimum amounts and ratios of total and Tier I capital (generally, the ratio of the sum of common stock, non-redeemable preferred stock and retained earnings)—to risk—weighted assets and of Tier I capital to average total assets.

The following table sets forth the amounts of capital and capital ratios of the Company (on a consolidated basis) and the Bank (on stand alone basis) at December 31, 2004, as compared to the respective minimum regulatory requirements applicable to them. See “BUSINESS—Supervision and Regulation—Capital Standards and Prompt Corrective Action” in this Report.

			Applicable Federal Regulatory Requirement
	Amount	Ratio	Capital Adequacy Purposes		Amount	Ratio
	(Dollars in thousands)
Total Capital to Risk Weighted Assets:
Company	$108,318	17.3%	$50,125	8.0%	$62,656	10.0%
Bank	66,365	10.7%	49,651	8.0%	62,063	10.0%
Tier 1 Capital to Risk Weighted Assets:
Company	$101,932	16.3%	$25,062	4.0%	$37,594	6.0%
Bank	62,356	10.1%	24,875	4.0%	37,238	6.0%
Tier 1 Capital to Average Assets:
Company	$101,932	12.2%	$33,375	4.0%	$41,719	5.0%
Bank	62,356	7.5%	33,342	4.0%	41,677	5.0%

As of December 31, 2004, based on applicable capital regulations, the Company (on a consolidated basis) and the Bank (on a stand-alone basis) qualified as well capitalized institutions under the capital adequacy guidelines described above.

Our consolidated total capital and Tier 1 capital of the Company, at December 31, 2004, include approximately $25.5 million of long term indebtedness evidenced by the Junior Subordinated Debentures that we issued in 2002 and 2004 in connection with the sale of trust preferred securities. The remaining $2.3 million was classified as Tier II capital. See “—Financial Condition—Contractual Obligations” above. We contributed $17 million of the net proceeds from the sale of the trust preferred securities to the Bank, thereby, increasing its total capital and Tier 1 capital.

Under the Federal Reserve Board’s regulations that were in effect at the time we issued the Junior Subordinated Debentures, substantially all of the indebtedness evidenced by those Debentures qualified as Tier 1 capital for regulatory capital purposes, because they satisfied certain requirements established by the Federal Reserve Board with respect to issuances of such debentures. One of those requirements was that junior subordinated debentures had to be issued to a trust that was treated, for financial reporting purposes, as a consolidated subsidiary of the bank holding company that was the issuer of the debentures. As a result, the adoption of FIN No. 46, which required bank holding companies to deconsolidate such trusts, created uncertainty for us, as well as other bank holding companies that had issued similar debentures, as to whether they would continue to qualify as Tier 1 capital for regulatory purposes. (For a description of FIN No. 46, see Note 1—Significant Accounting Policies—Recent Accounting Pronouncements” to our consolidated financial statements included in Item 8 of this Report.) However, on February 28, 2005, the Federal Reserve Board issued a new rule which provides that, notwithstanding the deconsolidation of such trusts that is required by FIN No. 46, junior subordinated debentures, such as those issued by us, may continue to constitute up to 25% of a bank holding company’s Tier 1 capital, subject to certain new quantitative limitations which will not become effective until March 31, 2009 and which, in any event, are not expected to materially affect the treatment of our Junior Subordinated Debentures as Tier 1 capital for regulatory purposes.

Public Offering of Common Stock in December 2003. In December 2003 we completed a public offering of 3,680,000 shares of our common stock at a price $9.25 per share. The net proceeds of that public offering, which totaled approximately $31 million, increased our total capital to support our future growth, and we used a portion of those net proceeds to fund the opening and cost of initial operation of our new Long Beach Financial Center and some of the loan growth achieved during the 2004. The remaining net proceeds of the stock offering will be used to fund the opening of our new Ontario, California financial center and one additional full service financial center that we plan to establish in Southern California over the next 12 months.

RISKS AND UNCERTAINTIES THAT COULD AFFECT OUR FUTURE FINANCIAL PERFORMANCE

This Report, including the discussion and analysis of our financial condition and results of operations set forth above, contains certain forward-looking statements. Forward-looking statements set forth estimates of, or our expectations or beliefs regarding, our future financial performance. Those estimates, expectations and beliefs are based on current information and are subject to a number of risks and uncertainties that could cause our actual operating results and financial performance in the future to differ, possibly significantly, from set forth in the forward-looking statements contained in this Report and, for that reason, you should not place undue reliance on those forward-looking statements. Those risks and uncertainties include, although they are not limited to, the following:

We face intense competition from other banks and financial institutions that could hurt our business

We conduct our business operations in Southern California, where the banking business is highly competitive and is dominated by a relatively small number of large multi-state banks with operations and offices covering wide geographical areas. We also compete with other financial service businesses, mutual fund companies, and securities brokerage and investment banking firms that offer competitive banking and financial products and services. The larger banks, and some of those other financial institutions, have greater resources that enable them to conduct extensive advertising campaigns and to shift resources to regions or activities of greater potential profitability. Some of these banks and institutions also have substantially more capital and higher lending limits that could enable them to attract larger clients, and offer financial products and services that we are unable to offer, particularly with respect to attracting loans and deposits.

Increased competition may prevent us (i) from achieving increases, or could even result in decreases, in our loan volume or deposit balances, or (ii) from increasing interest rates on loans or reducing interest rates we pay to attract or retain deposits, any of which could cause a decline in our interest income or an increase in our interest expense, that could lead to reductions in our net interest income and earnings.

Adverse changes in economic conditions in Southern California could disproportionately harm our business

The large majority of our customers and the properties securing a large proportion of our loans are located in Southern California. A worsening of economic conditions or the occurrence of natural disasters in Southern California could harm our business by:

•	reducing loan demand which, in turn, would lead to reduced net interest margins and net interest income;

•	affecting the financial capability of borrowers to meet their loan obligations, which could result in increases in loan losses and require us to make additional provisions for possible loan losses, thereby reducing our earnings; and

•	leading to reductions in real property values that, due to our reliance on real property to secure many of our loans, could make it more difficult for us to prevent losses from being incurred on non-performing loans through the sale of such real properties.

Additionally, real estate values in California have been increasing rapidly in recent years. In the event that these values are not sustained or other events, such as earthquakes or fires, that may be more prevalent in Southern California than in other geographic areas, cause a decline in real estate values, our collateral coverage for our loans will be reduced and we may suffer increased loan losses.

National economic conditions and changes in Federal Reserve Board monetary policies could affect our operating results

Our ability to achieve and sustain our profitability is substantially dependent on our net interest income. Like most banking organizations and other depository institutions, our net interest income is affected by a number of factors outside of our control, including changes in market rates of interest which, in turn, are affected by changes in national economic conditions and national monetary policies adopted by the Federal Reserve Board. From 2001 and continuing until June 30, 2004, the Federal Reserve Board followed a policy of reducing interest rates in an effort to stimulate the national economy. Those interest rate reductions, coupled with sluggishness in the economy, led to decreases in our net interest margin during 2003 and made it more difficult to increase earnings. We cannot predict whether the improvement in the economy will continue or whether the Federal Reserve Board’s recent increases in interest rates, which have totaled 75 basis points so far in the second half of 2004, will succeed in lessening the downward pressure on net interest margins that was prevalent through most of the last three years.

On the other hand, the benefits of increased market rates of interest may be offset, partially or in whole, because those increases will increase the costs of attracting deposits and obtaining borrowings. If we are unable to effectuate commensurate increases in the rates we are able to charge on existing or new loans due to competitive pressures or contractual restrictions on our ability to increase interest rates on existing loans, our net interest margin may suffer despite the increase in interest rates. Additionally, the recent increases in mortgage rates have led to a decline in mortgage loan originations and a reduction in our noninterest income during 2004. Changes in economic conditions and increasing rates of interest also could cause prospective borrowers to fail to qualify for our loan products and reduce loan demand, thereby reducing our net interest margins. In addition, if economic conditions were to worsen, that could adversely affect the financial capability of borrowers to meet their loan obligations, which could result in loan losses and require increases in the provisions we make for possible loan losses.

Rapid growth could strain our resources and lead to operating problems or inefficiencies

We have grown substantially in the past five years by opening new financial centers. We intend over the next 12 months to open additional financial centers, primarily in Southern California, either by opening new offices or acquiring one or more community banks. The opening of new offices or the acquisition of another bank will result in increased operating expenses until new banking offices or acquired banking operations attract sufficient business to cover operating expenses, which usually takes at least six to twelve months. There is no assurance, however, as to how long it would take for new financial centers to begin generating positive cash flow and earnings. Also, we may not succeed in adequately managing our growth, which will make substantial demands on the time and attention of management and on our capital resources. The failure to prepare appropriately and on a timely basis for growth could cause us to experience inefficiencies or failures in our service delivery systems, regulatory problems, and erosion in customer confidence, unexpected expenses or other problems.

Additionally, acquisitions of banks are extremely time consuming and expensive, and, in the case of bank acquisitions, subject to regulatory control. Such acquisitions could prove to be costly and adversely affect our operating results due to:

•	the possible incurrence of undisclosed or potential legal liabilities of the acquired bank;

•	the incurrence of unanticipated costs or delays or difficulties in integrating the acquired bank’s operations, technologies and personnel into our existing operations, organization and culture;

•	possible regulatory agency required divestitures of certain assets; and

•	the issuance of equity securities to pay for acquisitions which may be dilutive to existing shareholders.

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

Government regulations may impair our operations, restrict our growth or increase our operating costs

We are subject to extensive supervision and regulation by federal and state bank regulatory agencies. The primary objective of these agencies is to protect bank depositors and other customers and not shareholders, whose respective interests will often differ. The regulatory agencies have the legal authority to impose restrictions which they believe are needed to protect depositors and customers of banking institutions, even if such restrictions would adversely affect the ability of the banking institution to expand its business, or result in increases in its costs of doing business or hinder its ability to compete with financial services companies that are not regulated or banks or financial service organizations that are less regulated. Additionally, due to the complex and technical nature of many of the government regulations to which banking organizations are subject, inadvertent violations of those regulations may occur. In such an event, we would be required to correct or implement measures to prevent a recurrence of such violations. If more serious violations were to occur, the regulatory agencies could limit our activities or growth, fine us or ultimately put us out of business.

Our computer and network systems may be vulnerable to unforeseen problems and security risks

The computer systems and network infrastructure that we use to provide automated and internet banking services could be vulnerable to unforeseen problems. Our operations are dependent upon our ability to protect our computer equipment against damage from fire, power loss, telecommunications failure, earthquakes and similar catastrophic events and from security breaches. Any of those occurrences could result in damage to or a failure of our computer systems that could cause an interruption in our banking services or and, therefore, harm our business, operating results and financial condition. Additionally, interruptions in service, and security breaches that could result in the theft of confidential customer information, could lead existing customers to terminate their banking relationships with us and could make it more difficult for us to attract new banking customers.

The loss of key personnel could hurt our financial performance

Our success depends to a great extent on the continued availability of our existing management, in particular on Raymond E. Dellerba, our President and Chief Executive Officer. In addition to their skills and experience as bankers, our executive officers provide us with extensive community ties upon which our competitive strategy is partially based. We do not maintain key-man life insurance on these executives, other than Mr. Dellerba. As a result, the loss of the services of any of these officers could harm our ability to implement our business strategy or our future operating results.

Evolving regulation of corporate governance may result in additional expenses and continuing uncertainty

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and NASDAQ Stock Market rules are creating uncertainty for companies such as ours. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we already have invested significant resources, and expect in the future to invest additional resources, to comply with those laws, regulations and standards. This investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities. Also, if our efforts to comply with new or changed laws, regulations and standards do not achieve the results or objectives intended by regulatory or governing bodies, our reputation may be harmed or we may be subject to litigation.

Other Risks

Other risks that could affect our future financial performance are described in the Section entitled “Risk Factors” in the Prospectus dated December 8, 2003, included in our S-2 Registration Statement filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended, and readers of this Report are urged to review those risks as well.

Due to these and other possible uncertainties and risks, you are cautioned not to place undue reliance on the forward looking statements, which speak only as of the date of this Report. We also disclaim any obligation to update forward-looking statements contained in this Report or in the above-referenced Prospectus.

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

Asset/Liability Management

The primary objective of asset/liability management is to reduce our exposure to interest rate fluctuations, which can affect our net interest margins and, therefore, our net interest income and net earnings. We seek to achieve this objective by matching interest rate sensitive assets and liabilities, and maintaining the maturities and the repricing of these assets and liabilities at appropriate levels in light of the prevailing interest rate environment. Generally, all other things being equal, (i) when rate sensitive assets exceed rate sensitive liabilities, net interest income will be positively impacted during a rising interest rate environment and negatively impacted during a declining interest rate environment, and (ii) when rate sensitive liabilities exceed rate sensitive assets, net interest income generally will be positively impacted during a declining interest rate environment and negatively impacted during a rising interest rate environment.

The table below sets forth information concerning our rate sensitive assets and liabilities at December 31, 2004. The assets and liabilities are classified by the earlier of maturity or repricing dates in accordance with their contractual terms. Certain shortcomings are inherent in the method of analysis presented in the following table, which are discussed below.

	Three Months or Less	Over Three Through Twelve Months	Over One Year Through Five Years	Over Five Years	Non- Interest- Bearing	Total
	(Dollars in thousands)
Assets
Interest-bearing deposits in other financial institutions	$735	$—	$—	$—	$—	$735
Investment in unconsolidated trust subsidiaries	—	—	—	837	—	837
Securities available for sale	13,719	31,959	86,980	36,753	—	169,411
Federal Reserve Bank and Federal Home Loan Bank stock	9,195	—	—	—	—	9,195
Federal funds sold	69,600	—	—	—	—	69,600
Loans, gross	260,745	40,721	230,357	26,722	—	558,545
Non-interest earning assets, net	—	—	—	—	37,216	37,216

Total assets	$353,994	$72,680	$317,337	$64,312	$37,216	$845,539

Liabilities and Shareholders Equity
Noninterest-bearing deposits	$—	$—	$—	$—	$175,329	$175,329
Interest-bearing deposits	211,241	93,259	53,734	—	—	358,234
Borrowings	31,754	67,000	106,000	—	—	204,754
Junior subordinated debentures	27,837	—	—	—	—	27,837
Other liabilities	—	—	—	—	4,409	4,409
Shareholders’ equity	—	—	—	—	74,976	74,976

Total liabilities and shareholders equity	$270,832	$160,259	$159,734	$0	$254,714	$845,539

Interest rate sensitivity gap	$83,162	$(87,579)	$157,603	$64,312	$(217,498)

Cumulative interest rate sensitivity gap	$83,162	$(4,417)	$153,186	$217,498	$—

Cumulative % of rate sensitive assets in maturity period	42%	50%	88%	96%	100%

Rate sensitive assets to rate sensitive liabilities	131%	45%	199%	N/A	15%

Cumulative ratio	131%	99%	126%	137%	N/A

At December 31, 2004, as the above table indicates, our rate sensitive balance sheet was shown to be in a negative twelve-month gap position. This implies that our net interest margin would decrease in the short–term if interest rates rise and would increase in the short-term if interest rates were to fall.

However, the extent to which our net interest margin will be impacted by changes in prevailing interests rates will depend on a number of factors, including how quickly rate sensitive assets and liabilities react to interest rate changes, the mix of our interest earning assets (loans versus other interest earning assets, such as securities) and the mix of our interest bearing deposits (between for example, lower interest core deposits and higher cost time certificates of deposit) and our other interest bearing liabilities. It is not uncommon rates on certain assets or liabilities typically lag behind changes in market rates of interest. Additionally, prepayments of loans and securities available for sale, and early withdrawals of certificates of deposit, could cause the interest sensitivities to vary. Additionally, the rate sensitivity analysis set forth in the table above assumes that we would make no changes in the mix of our interest earning assets or interest bearing liabilities in response to changes in the interest rate environment, which is not consistent with our practices.

As a result, the relationship or “gap” between interest sensitive assets and interest sensitive liabilities, as shown in the above table, is only a general indicator of interest rate sensitivity and the effect of changing rates of interest on our net interest income is likely to be different from that would be predicted on the basis of the interest rate sensitivity analysis set forth in the above table.

Derivative Financial Instruments

In accordance with our risk management policy, we use derivative instruments to reduce our exposure to adverse fluctuations in interest rates. Generally, if interest rates increase, the value of our mortgage loan commitments to borrowers and mortgage loans held for sale are adversely impacted. As a result, we attempt to economically hedge 100% of the risk of the overall changes that may occur in the fair value of such mortgage loan commitments and mortgage loans held for sale by entering into interest rate lock commitments with investors in mortgage loans at the date loan commitments are made to the individual borrowers. These rate lock commitments are entered into at the same terms as those extended to those borrowers to be delivered to the investors at a future date.

Mortgage loan commitments to borrowers and interest rate lock commitments with investors in mortgage loans are classified as non-designated as derivative instruments and are included in mortgage loans held for sale. Gains and losses resulting from these derivative instruments are included in gains on sales of loans in the Company’s consolidated statements of income operations.

We did not have any significant ineffective hedges as of December 31, 2004.

ITEM 8 FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Pacific Mercantile Bancorp and Subsidiaries:

We have audited the accompanying consolidated statements of financial condition of Pacific Mercantile Bancorp and Subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the years in the three years ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pacific Mercantile Bancorp and Subsidiaries as of December 31, 2004 and 2003, and the consolidated results of their operations and cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Pacific Mercantile Bancorp and Subsidiaries’ internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2005, expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP
Irvine, California
March 10, 2005

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands)

	December 31,
	2004	2003
ASSETS
Cash and due from banks	$26,509	$23,785
Federal funds sold	69,600	36,000

Cash and cash equivalents	96,109	59,785
Interest-bearing deposits with financial institutions	738	605
Federal Reserve Bank and Federal Home Loan Bank Stock, at cost	10,662	7,546
Securities available for sale, at fair value	169,412	273,995
Loans held for sale, at fair value	42,348	19,168
Loans (net of allowances of $4,032 and $3,943, respectively)	511,827	351,071
Investment in unconsolidated subsidiaries	837	527
Accrued interest receivable	2,539	2,346
Premises and equipment, net	2,987	3,111
Other assets	8,080	6,335

Total assets	$845,539	$724,489

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$175,329	$156,890
Interest-bearing	358,234	338,444

Total deposits	533,563	495,334
Borrowings	204,754	138,372
Accrued interest payable	1,259	920
Other liabilities	3,150	2,166
Junior subordinated debentures	27,837	17,527

Total liabilities	770,563	654,319

Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, no par value, 2,000,000 shares authorized, none issued	—	—
Common stock, no par value, 20,000,000 shares authorized, 10,084,381 and 10,081,248 shares issued and outstanding at December 31, 2004 and 2003, respectively	69,028	69,049
Retained earnings	7,420	2,557
Accumulated other comprehensive income (loss)	(1,472)	(1,436)

Total shareholders’ equity	74,976	70,170

Total liabilities and shareholders’ equity	$845,539	$724,489

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except for per share data)

	Year Ended December 31,
	2004	2003	2002
Interest income:
Loans, including fees	$26,001	$17,894	$13,616
Federal funds sold	513	487	684
Securities available for sale and stock	8,295	7,127	3,989
Interest-bearing deposits with financial institutions	9	46	62

Total interest income	34,818	25,554	18,351
Interest expense:
Deposits	6,780	7,785	5,132
Borrowings	5,292	3,229	1,175

Total interest expense	12,072	11,014	6,307

Net interest income	22,746	14,540	12,044
Provision for loan losses	973	1,515	755

Net interest income after provision for loan losses	21,773	13,025	11,289

Noninterest income	4,679	7,656	6,096
Noninterest expense	18,148	17,439	14,825

Income before income taxes	8,304	3,242	2,560
Income tax expense	3,441	1,160	1,044

Net income	$4,863	$2,082	$1,516

Net income per share:
Basic	$0.48	$0.31	$0.24

Diluted	$0.46	$0.30	$0.23

Weighted average number of shares:
Basic	10,082,049	6,578,603	6,377,642
Diluted	10,597,433	6,866,170	6,536,856

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Shares and dollars in thousands)

For the Three Years Ended December 31, 2004

	Common stock
	Number of shares	Amount	Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Total
Balance at December 31, 2001	6,345	37,608	(1,041)	111	36,678
Exercise of stock options	55	254	—	—	254
Comprehensive income	—	—	—	—	—
Net income	—	—	1,516	—	1,516
Change in unrealized gain (loss) on securities held for sale, net of tax	—	—	—	521	521

Total comprehensive income	—	—	—	—	2,037

Balance at December 31, 2002	6,400	37,862	475	632	38,969
Exercise of stock options	1	9	—	—	9
Issuance of common stock in public offering, net of offering expenses	3,680	31,178	—	—	31,178
Comprehensive income	—	—	—	—	—
Net income	—	—	2,082	—	2,082
Change in unrealized gain (loss) on securities held for sale, net of tax	—	—	—	(2,068)	(2,068)

Total comprehensive income	—	—	—	—	14

Balance at December 31, 2003	10,081	69,049	2,557	(1,436)	70,170
Exercise of stock options	3	17	—	—	17
Offering expenses from sale of common stock	—	(38)	—	—	(38)
Comprehensive income	—	—	—	—	—
Net income	—	—	4,863	—	4,863
Change in unrealized gain (loss) on securities held for sale, net of tax	—	—	—	(36)	(36)

Total comprehensive income	—	—	—	—	4,827

Balance at December 31, 2004	10,084	$69,028	$7,420	$(1,472)	$74,976

The accompanying notes are an integral part of this consolidated financial statement.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended December 31,
	2004	2003	2002
Cash Flows From Operating Activities:
Net income	$4,863	$2,082	$1,516
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,053	768	969
Provision for loan losses	973	1,515	755
Net amortization of premium (discount) on securities	1,994	3,973	1,242
Net gains on sales of securities available for sale	(839)	(739)	(299)
Mark to market gain adjustment of equity securities	(8)	—	—
Net gain on sale of loans	—	—	(35)
Net gain on sale of other real estate owned	(117)	—	—
Net gains on sales of loans held for sale	(1,605)	(5,104)	(3,491)
Proceeds from sales of loans held for sale	267,351	711,002	661,461
Originations and purchases of loans held for sale	(288,799)	(667,823)	(651,566)
Mark to market (gain)/loss adjustment of loans held for sale	(127)	51	—
Net decrease in accrued interest receivable	(193)	(94)	(1,309)
Net increase in other assets	(2,161)	(893)	(1,994)
Net increase (decrease) in deferred taxes	443	(607)	(172)
Net increase in accrued interest payable	339	224	514
Net increase (decrease) in other liabilities	984	(360)	687

Net cash (used) provided by operating activities	(15,849)	43,995	8,278
Cash Flows From Investing Activities:
Net (decrease)increase in interest-bearing deposits with financial institutions	(133)	883	—
Maturities of, proceeds from sales of and principal payments received for securities available for sale and other stock	168,119	270,473	97,032
Purchase of securities available for sale and other stock	(67,863)	(305,300)	(337,187)
Net increase in loans	(163,245)	(130,587)	(74,955)
Sale of other real estate owned	1,634	—	—
Purchases of premises and equipment	(929)	(1,023)	(1,353)

Net cash used in investing activities	(62,417)	(165,554)	(316,463)
Cash Flows From Financing Activities:
Net increase in deposits	38,229	72,692	211,181
Proceeds from sale of common stock, net of offering expenses	(38)	31,178	—
Proceeds from exercise of stock options	17	9	254
Investment in trust subsidiaries	(310)	—	(527)
Proceeds from junior subordinated debentures	10,310	—	17,527
Net increase in borrowings	66,382	46,270	75,828

Net cash provided by financing activities	114,590	150,149	304,263

Net increase in cash and cash equivalents	36,324	28,590	(3,922)
Cash and Cash Equivalents, beginning of year	59,785	31,195	35,117

Cash and Cash Equivalents, end of year	$96,109	$59,785	$31,195

Supplementary Cash Flow Information:
Cash paid for interest on deposits and other borrowings	$11,734	$10,063	$5,446

Cash paid for income taxes	$1,577	$2,048	$475

Non-Cash Investing Activities:
Transfer of loan to other real estate owned	$1,517	$—	$—

Net (decrease) increase in net unrealized gains and losses on securities held for sale, net of income tax	$(36)	$(2,068)	$521

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

Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, and contingencies at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the determination of the expected lives of residential loans used to amortize deferred origination costs and the expected lives of mortgage back securities used to amortize premium costs, the valuation of deferred tax assets and the determination of the fair value of derivative financial instruments. Actual results could differ from those estimates.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries Pacific Mercantile Bank and PMB Securities Corp. All significant intercompany accounts and transactions have been eliminated in consolidation. Prior to March 31, 2004, our wholly owned subsidiaries, Pacific Mercantile Capital Trust I, PMB Capital Trust I, and PMB Statutory Trust III, (the “Trust Subsidiaries”), were included in our consolidated financial statements. However, in accordance with a revision, adopted by the Financial Accounting Standards Board (the “FASB”) in January 2004, to Financial Interpretation Number (FIN) 46, effective as of March 31, 2004 the Trust Subsidiaries were de-consolidated and are not included in our consolidated financial statements. See “– Recent Accounting Pronouncements” in this section.

Cash and Cash Equivalents

For purposes of the statements of cash flow, cash and cash equivalents consist of cash and due from banks and federal funds sold. Generally, federal funds are sold for a one-day period. As of December 31, 2004 and 2003 the Bank maintained required reserves with the Federal Reserve Bank of San Francisco of approximately $15 million and $10 million, respectively, which are included in cash and due from banks in the accompanying Consolidated Statements of Financial Condition.

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

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Loans Held for Sale

Loans originated and intended for sale in the secondary market are carried at the estimated fair value in the aggregate. Net unrealized gains or losses, if any, are recognized through a valuation allowance by charges to income.

Loans and Allowance for Loan Losses

Loans that management has the intent and ability to hold for the foreseeable future, or until maturity, or pay-off are stated at principal amounts outstanding, net of unearned income. Interest is accrued daily as earned, except where reasonable doubt exists as to collectibility, in which case accrual of interest is discontinued and the loan is placed on nonaccrual status. A loan is generally classified as impaired and placed on nonaccrual status when, in management’s opinion, the principal or interest will not be collectible in accordance with the contractual terms of the loan agreement. A loan with principal or interest that is 90 days or more past due is placed on nonaccrual status; except that management may elect to continue the accrual of interest when the estimated net realizable value of the collateral is sufficient to recover both principal and accrued interest balances and such balances are in the process of collection. Generally, interest payments received on nonaccrual loans are applied to principal. Once all principal has been received, any additional interest payments are recognized as interest income on a cash basis.

The allowance for loan losses is established through a provision for loan losses that is charged against income. A loan is charged against the allowance for loan losses when management believes that the collection of the carrying amount is unlikely. The Bank carefully monitors changing economic conditions, the loan portfolio by category, the financial condition of borrowers and the history of the performance of the portfolio in determining the adequacy of the allowance for loan losses. Ultimate losses may vary from the estimates used to establish the allowance. Additionally, as the volume of loans increases, additional provisions for loan losses will be required to maintain the allowance at levels deemed adequate. Moreover, if economic conditions were to deteriorate, it would become necessary to increase the provision to an even greater extent.

The allowance is based on estimates, and ultimate losses may vary from the current estimates. These estimates are reviewed periodically and, as adjustments become necessary, they are recorded in earnings in the periods in which they become known. Management believes that the allowance for loan losses was adequate as of December 31, 2004 and 2003. In addition, the FRB and the DFI, as an integral part of their examination processes, periodically review the Bank’s allowance for loan losses for adequacy. The agencies may require the Bank to recognize additions to the allowance based on their judgments given the information available at the time of their examinations.

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

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Effective January 1, 2001, the Company adopted the provisions of SFAS No. 133 by recognizing all derivative instruments on the balance sheet at fair value. All derivative instruments entered into by the Company on mortgage loans available for sale as interest rate lock commitments with investors were designated as fair value hedges.

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

Stock Option Plan

The Company accounts for stock-based employee compensation as prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and has adopted the disclosure provisions of Statements of Financial Accounting Standards (“SFAS”)

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

No. 123, “Accounting for Stock Based Compensation.” SFAS No. 123 requires pro-forma disclosures of the Company’s net income and net income per share as if the fair value based method of accounting for stock based awards had been applied. Under the fair value based method, compensation cost is recorded based on the value of the award at the grant date and is recognized over the employee’s period of service with the Company. The Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share-Based Payment” in December 2004, which requires entities that grant stock options and shares to employees to recognize the fair value of those options and shares as compensation cost over the service (vesting) period in their financial statements. Public entities effective date for SFAS No. 123(R) is the first interim or annual reporting period beginning after June 15, 2005. The Company will adopt SFAS No. 123(R) as of June 30, 2005, as required.

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

The following tables summarize information concerning stock options that were outstanding or had been exercised as of December 31, 2004:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2001	1,029,000	$6.05
Granted	102,076	7.90
Exercised	(55,060)	4.55
Cancelled	(123,468)	6.06

Outstanding at December 31, 2002	952,548	6.33
Granted	57,160	8.26
Exercised	(1,360)	6.61
Cancelled	(13,600)	6.74

Outstanding at December 31, 2003	994,748	6.42
Granted	376,800	11.26
Exercised	(2,540)	7.22
Cancelled	(22,660)	8.44

Outstanding at December 31, 2004	1,346,348	7.73

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Range of Exercise Prices at December 31, 2004,	Number of Shares Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price
$4.00	280,872	4.2	$4.00
$6.00 — $7.99	679,176	5.7	$7.30
$9.01— $10.00	9,500	8.6	$9.11
$10.01— $12.37	376,800	9.2	$11.26

	1,346,348	6.4	$7.73

Options to purchase 903,688 shares, at option prices ranging from $4.00 to $11.34 per share were exercisable at December 31, 2004 under the Plans.

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

	Year Ended December 31,
(Dollars in thousands)	2004	2003	2002
Net Income:
As reported	$4,863	$2,082	$1,516
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	591	320	283

Pro forma	$4,272	$1,762	$1,233

Income Per Share as Reported:
Basic	$0.48	$0.31	$0.24
Diluted	0.46	0.30	0.23
Income Per Share Pro Forma:
Basic	$0.42	$0.27	$0.19
Diluted	0.40	0.26	0.19

The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions for the years ended December 31, 2004, 2003 and 2002, respectively: dividend yields of 1.22%, 2.43%, and 2.43%, respectively; expected volatility of 56%, 40%, and 47%, respectively; and risk-free interest rates of 3.07%, 3.01%, and 4.50%, respectively. For all periods, an expected option life of 5 years was assumed.

Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. However, certain changes in assets and liabilities, such as unrealized gains and losses on securities available for sale, are reported as a separate component of the equity section of the balance sheet net of income taxes, and such items, along with net income, are components of comprehensive income.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of other comprehensive income and related tax effects are as follows:

	Year Ended December 31,
(Dollars in thousands)	2004	2003	2001
Unrealized holding (losses) gains arising during period	$(899)	$(4,257)	$601
Reclassification adjustment for gains included in income	839	739	299

Net unrealized holding (losses) gains	(60)	(3,518)	900
Tax effect	24	1,450	(379)

Other comprehensive income (loss)	$(36)	$(2,068)	$521

The components of accumulated other comprehensive income, included in stockholders’ equity, are as follows:

	December 31,
(Dollars in thousands)	2004	2003

Net unrealized holding loss on securities available for sale	$(2,488)	$(2,428)
Tax effect	1,016	992

Accumulated other comprehensive loss	$(1,472)	$(1,436)

Recent Accounting Pronouncements

In December 2003, the “Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities”—an interpretation of Accounting Research Bulletin (“ARB”) No. 51. This Interpretation defines a variable interest entity and provides that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities and results of the activities of the variable interest entity should be included in consolidated financial statements with those of the business enterprise. Furthermore, the FASB indicated that the voting interest approach of ARB No. 51 is not effective in identifying controlling financial interests in entities that are not controllable through voting interests or in which the equity investors do not bear the residual economic risk. This Interpretation became applicable immediately to variable interest entities created or in which an interest was acquired after January 31, 2004, and beginning after June 15, 2004, in the case of variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2004. The Interpretation applies to public enterprises as of the beginning of the applicable interim or annual periods.

In January 2004, subsequent to the issuance of FIN 46, the FASB issued a revised interpretation, the provisions of which were required to be applied to certain variable interest entities by March 31, 2004. In accordance with the provisions of FIN 46, as revised, effective as of March 31, 2004 the then existing trust subsidiaries organized by the Company to facilitate the sales of trust preferred securities, as described in Note 1 above, were deconsolidated and, for that reason, are not included in the Company’s consolidated financial statements as of December 31, 2004 and December 31, 2003. However, the adoption of FIN 46 and its revisions did not have a material impact on the Company’s financial statements.

In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123, (revised 2004), “Share-Based Payment”. SFAS No. 123R, which supersedes Accounting Principle Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, requires entities that grant stock options and shares to employees to recognize the fair value of those options and shares as compensation over the service (vesting) period in their financial statements; pro forma disclosure will no longer be permitted. The cost of the equity instruments is to be measured based on the fair value of the instruments on the date they are granted and is required to be recognized over the period during which the employees are required to provide services in exchange for the equity instruments. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. This statement becomes applicable for public entities in the first interim or annual reporting period beginning after June 15, 2005.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The impact of adopting SFAS No. 123R cannot be accurately estimated at this time, as it will depend on the market value and the amount of share based awards granted in future periods.

Reclassification

Certain reclassifications have been made to prior years’ balances to conform to the 2004 presentation.

2.	Interest-Bearing Deposits with Financial Institutions

The Company had interest-bearing deposits with financial institutions of $738,000 at December 31, 2004 and $605,000 at December 31, 2003. The weighted average percentage yields of these deposits were 1.80% and 1.64%, at December 31, 2004 and 2003, respectively.

Interest-bearing deposits with financial institutions at December 31, 2004 are scheduled to mature within one year or have no stated maturity date.

3.	Securities Available For Sale

The following are summaries of the major components of securities available for sale and a comparison of amortized cost, estimated fair market values, and gross unrealized gains and losses at December 31, 2004 and 2003:

	December 31, 2004				December 31, 2003
	Amortized Cost	Gross Unrealized		Fair Value		Gross Unrealized		Fair Value
		Gain	Loss		Amortized Cost	Gain	Loss
	(Dollars in thousands)
Mortgage backed securities	$160,405	$14	$2,383	$158,036	$235,795	$239	$2,236	$233,798
Collateralized mortgage obligations	10,487	3	122	10,368	20,628	54	131	20,551

Total government and agencies securities	170,892	17	2,505	168,404	256,423	293	2,367	254,349
Mutual fund	1,008	—	—	1,008	—	—	—	—
Fannie Mae trust preferred stock	—	—	—	—	20,000	—	354	19,646

Total securities available for sale	$171,900	$17	$2,505	$169,412	$276,423	$293	$2,721	$273,995

At December 31, 2004, mortgage backed securities and collateralized mortgage obligations with an aggregate fair market value of $149 million were pledged to secure Federal Home Loan Bank borrowings, repurchase agreements, local agency deposits and Treasury, tax and loan accounts.

The amortized cost and estimated fair value, at December 31, 2004, of securities available for sale are shown in the table below by contractual maturities and historical prepayments based on the prior twelve months of principal payments. Expected maturities will differ from contractual maturities and historical prepayments, particularly with respect to collateralized mortgage obligations, because borrowers may react to interest rate market conditions differently than the historical prepayment rates.

	December 31, 2004 Maturing in
(Dollars in thousands)	One year or less	Over one year through five years	Over five years through ten years	Over ten Years	Total
Securities available for sale, amortized cost	$43,064	$81,424	$38,575	$8,837	$171,900
Securities available for sale, estimated fair value	42,549	80,304	37,956	8,603	169,412
Weighted average yield	3.22%	3.40%	3.79%	4.14%	3.48%

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2003 Maturing in
(Dollars in thousands)	One year or less	Over one year through five years	Over five years through ten years	Over ten Years	Total
Securities available for sale, amortized cost	$89,299	$115,600	$56,084	$15,440	$276,423
Securities available for sale, estimated fair value	88,599	114,431	55,707	15,258	273,995
Weighted average yield	2.88%	3.42%	3.68%	3.95%	3.33%

The Company recognized net gains on sales of securities available for sale in 2004, 2003, and 2002, of $839,000, $739,000, and $299,000, respectively, on proceeds of $81 million, $144 million, and $62 million, respectively.

The table below shows as of December 31, 2004, the gross unrealized losses and fair values of our investments, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	Securities With Unrealized Loss as of December 31, 2004
	Less than 12 months		12 months or more		Total
(Dollars In thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
US agencies and mortgage backed securities	$74,093	$668	$79,693	$1,715	$153,786	$2,383
Collateralized mortgage obligations	3,541	30	4,320	92	7,861	122

Total temporarily impaired securities	$77,634	$698	$84,013	$1,807	$161,647	$2,505

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

4.	Loans and Allowance for Loan Losses

The loan portfolio consisted of the following at:

	December 31, 2004		December 31, 2003
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial loans	$132,964	25.8%	$103,363	29.1%
Real estate loans	174,520	33.7%	140,441	39.5%
Residential mortgage loans	173,194	33.6%	84,346	23.8%
Construction loans	29,731	5.8%	17,559	4.9%
Consumer loans	5,471	1.1%	9,551	2.7%

Gross loans	515,880	100.0%	355,260	100.0%

Deferred fee (income) costs, net	(21)		(246)
Allowance for loan losses	(4,032)		(3,943)

Loans, net	$511,827		$351,071

At December 31, 2004 and 2003, real estate loans of approximately $112 million and $63 million, respectively, were pledged to secure borrowings with the Federal Home Loan Bank.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the Company’s transactions in the allowance for loan losses for the years ended are as follows:

	December 31, 2004	December 31, 2003
(In thousands)
Balance, beginning of period	$3,943	$2,435
Provision for loan losses	973	1,515
Net amounts charged off	(884)	(7)

Balance, end of period	$4,032	$3,943

As of December 31, 2004, the Company had $11,000 in nonaccrual and impaired loans, no restructured loans, and no loans with principal balances more than 90 days past due still accruing interest. At December 31, 2003, the Company had $2.5 million in nonaccrual loans and impaired loans, no restructured or impaired loans, and no loans with principal balances more than 90 days past due still accruing interest.

The Company had an average investment in impaired loans of $616,000 for the fiscal year ended December 2004 and $593,000 for the fiscal year ended December 31, 2003. The interest that would have been earned had the impaired loans remained current in accordance with their original terms was $49,000 and $82,000, respectively, in 2004 and 2003, respectively. At December 31, 2004, the allowance for loan losses did not include a valuation reserve for impaired loans. At December 31, 2003 the allowance for loan losses included an $811,000 valuation reserve established for the impaired loans on the basis of the fair value of the collateral securing these loans at December 31, 2003.

5.	Premises and Equipment

The major classes of premises and equipment are as follows:

	December 31,
(Dollars in thousands)	2004	2003	2002
Furniture and equipment	$5,602	$4,693	$4,430
Leasehold improvements	1,071	1,053	660

	6,673	5,746	5,090
Accumulated depreciation and amortization	(3,686)	(2,635)	(2,234)

Total	$2,987	$3,111	$2,856

The amount of depreciation and amortization included in operating expense was $1,053,000, $768,000 and $969,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

6. Deposits

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2004 and 2003 were $99 million and $88 million, respectively.

The scheduled maturities of time certificates of deposit of $100,000 or more at December 31, 2004 were as follows:

At December 31, 2004
(Dollars in thousands)
2005	$77,947
2006	10,320
2007	2,117
Thereafter	8,979

Total	$99,363

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.	Borrowings and Contractual Obligations

Borrowings consisted of the following:

	December 31,
	2004	2003
	(Dollars in thousands)
Securities sold under agreements to repurchase	$16,754	$14,372
Federal Home Loan advances—short-term	82,000	50,000
Federal Home Loan advances—long-term	106,000	74,000

	$204,754	$138,372

Securities sold under agreements to repurchase, which are classified as secured borrowings, mature within one day from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. The Company monitors the fair value of the underlying securities.

Borrowings. As of December 31, 2004, we had $106 million of outstanding long-term borrowings and $82 million of outstanding short-term borrowings that we had obtained from the Federal Home Loan Bank. The table below sets forth the amounts, in thousands of dollars, the interest rates we pay on, and the maturity dates of these Federal Home Loan Bank borrowings. These borrowings, along with the securities sold under agreements to repurchase, have a weighted-average annualized interest rate of 2.45%.

Principal Amounts	Interest Rate	Maturity Dates	Principal Amounts	Interest Rate	Maturity Dates
(Dollars in thousands)			(Dollars in thousands)
$ 6,000	1.27%	January 24, 2005	$5,000	2.50%	February 21, 2006
9,000	1.93%	February 18, 2005	6,000	2.34%	February 28, 2006
5,000	2.33%	June 15, 2005	5,000	3.13%	June 19, 2006
5,000	2.31%	June 17, 2005	5,000	2.76%	August 9, 2006
7,000	2.29%	June 24, 2005	2,000	2.94%	August 28, 2006
5,000	2.24%	August 29, 2005	3,000	2.56%	September 18, 2006
10,000	2.70%	September 19, 2005	3,000	2.49%	September 25, 2006
3,000	1.93%	September 19, 2005	5,000	2.39%	October 2, 2006
5,000	1.76%	September 30, 2005	2,000	2.40%	October 2, 2006
5,000	2.34%	October 13, 2005	7,000	3.18%	November 22, 2006
7,000	2.34%	November 14, 2005	5,000	2.69%	December 12, 2006
5,000	2.35%	November 14, 2005	5,000	2.67%	December 18, 2006
5,000	2.33%	November 17, 2005	4,000	2.50%	January 22, 2007
5,000	2.33%	November 21, 2005	5,000	2.57%	February 12, 2007
7,000	2.41%	January 9, 2006	3,000	3.14%	September 18, 2007
6,000	1.94%	January 23, 2006	2,000	3.06%	September 24, 2007
10,000	2.74%	January 30, 2006	1,000	2.91%	October 1, 2007
5,000	2.66%	February 2, 2006	5,000	3.45%	February 11, 2009
5,000	2.00%	February 13, 2006

Certain investment securities and real estate loans are pledged as collateral to secure these borrowings (see Notes 3 and 4). The Company had unused borrowing capacity with the Federal Home Loan Bank of $13 million at December 31, 2004 and $9 million at December 31, 2003.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2004, the Company had $18 million of additional borrowing capacity in the form of security repurchase agreements with two investment banking firms and unused federal funds lines of credit of $18 million with correspondent banks. The highest amount of borrowings outstanding at any month end during the twelve months ended December 31, 2004 consisted of $191 million of borrowings from the Federal Home Loan Bank and $17 million of overnight borrowings in the form of securities sold under repurchase agreements.

The Company, as of December 31, 2003, had borrowings of $124 million obtained from the Federal Home Loan Bank. Of these Federal Home Loan Bank advances outstanding at December 31, 2003, $50 million are maturing within one year. During 2003, the highest amount of borrowings outstanding at any month end consisted of $124 million of advances from the Federal Home Loan Bank and $15 million of overnight borrowings in the form of securities sold under repurchase agreements.

The table below sets forth information, as of December 31, 2003, with respect to the amounts, in thousands of dollars, and the terms of the borrowings that the Company had obtained from the Federal Home Loan Bank. These advances, along with securities sold under agreements to repurchase, have a weighted-average annualized interest rate of 2.44%.

Principal Amounts	Per Annum Interest Rate	Maturity Dates	Principal Amounts	Per Annum Interest Rate	Maturity Dates
(Dollars in thousands)			(Dollars in thousands)
$ 5,000	1.40%	February 18, 2004	$2,000	2.94%	August 28, 2006
15,000	3.17%	June 21, 2004	3,000	2.56%	September 18, 2006
20,000	2.25%	September 20, 2004	3,000	2.49%	September 25, 2006
10,000	2.20%	November 15, 2004	5,000	2.39%	October 2, 2006
9,000	1.93%	February 18, 2005	2,000	2.40%	October 2, 2006
5,000	2.24%	August 29, 2005	5,000	2.69%	December 12, 2006
10,000	2.70%	September 19, 2005	5,000	2.67%	December 18, 2006
3,000	1.93%	September 19, 2005	3,000	3.14%	September 18, 2007
5,000	1.76%	December 31, 2005	2,000	3.06%	September 24, 2007
5,000	2.50%	February 21, 2006	1,000	2.91%	October 1, 2007
6,000	2.34%	February 28, 2006

These Federal Home Loan Bank borrowings were obtained in accordance with the Company’s asset/liability management objective to reduce the Company’s exposure to interest rate fluctuations.

Junior Subordinated Debentures. Pursuant to rulings of the Federal Reserve Board, bank holding companies have been permitted to issue long term subordinated debt instruments that will, subject to certain conditions, qualify as and, therefore, augment capital for regulatory purposes. Pursuant to those rulings, in 2002, the Company formed subsidiary grantor trusts to sell and issue to institutional investors a total of $17 million principal amount of floating junior trust preferred securities (“trust preferred securities”) and received the net proceeds from those issuances in exchange for issuances to the grantor trusts of $17 million principal amount of junior subordinated floating rate debentures (the “Debentures”), the payment terms of which mirror those of the trust preferred securities. The payments of interest and principal by the Company on the Debentures are used by the grantor trusts to make the payments that come due to the holders of the trust preferred securities pursuant to the terms of those securities. As required by FIN 46 (which is described in “Note 2—Significant Accounting Policies—Recent Accounting Pronouncements,” to the Consolidated Financial Statements), the trusts were deconsolidated as of March 31, 2004. Such deconsolidation had no material impact on the financial condition or results of operation.

In October 2004, another grantor trust was established that issued an additional $10 million of trust preferred securities to an institutional investor and, in connection therewith, an additional $10 million principal amount junior subordinated floating rate debentures were issued in exchange for the proceeds raised from the sale of those trust preferred securities.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Set forth below is certain information regarding the terms of the Debentures that were outstanding as of December 31, 2004:

Original Issue Dates	Principal Amount	Interest Rate	Maturity Date
	(Dollars in thousands)
June 2002	$5,155	LIBOR plus 3.75%(1)	June 2032
August 2002	5,155	LIBOR plus 3.625% (2)	August 2032
September 2002	7,217	LIBOR plus 3.40%(1)	September 2032
October 2004	10,310	LIBOR plus 2.00%(1)	October 2034

Total	$27,837

(1)	Interest rate resets quarterly.
(2)	Interest rate resets semi-annually.

These Debentures require quarterly or semi-annual interest payments and are redeemable at our option beginning 5 years after their respective original issue dates.

Under the Federal Reserve Board rulings, the borrowings evidenced by the Debentures, which are subordinated to all other borrowings that are outstanding or which we may obtain in the future, are eligible (subject to certain limitations) to qualify and, at December 31, 2004, $25.8 million of those Debentures qualified as Tier I capital, while the remaining $2.8 million qualified as Tier II capital for regulatory purposes.

8.	Transactions with Related Parties

The directors of the Company and the Bank, and certain of the businesses with which they are associated, have banking transactions with the Company in the ordinary course of business. All loans and commitments to loan included in such transactions were made in accordance with applicable laws and on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with persons of similar creditworthiness that were not affiliated with the Company, and did not present any undue risk of collectibility.

The following is a summary of loan transactions with directors of the Company and certain of their associated businesses:

	Year Ended December 31,
	2004(1)	2003(1)
	(Dollars in thousands)
Beginning balance	$1,271	$1,310
New loans granted	223	1,103
Principal repayments	(222)	(1,142)

Ending balance	$1,272	$1,271

(1)	Includes loans made to executive officers who are not also directors totaling $93,000 and $45,000 in 2004 and 2003, respectively.

Deposits by the Company held by the Bank at December 31, 2004 and 2003 amounted to approximately $35 million and $37 million, respectively.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.	Income Taxes

The components of income tax expense (benefit) consisted of the following for the years ended December 31:

(Dollars in thousands)	2004	2003	2002
Current taxes:
Federal	$2,561	$1,349	$1,024
State	437	418	192

Total current taxes	2,998	1,767	1,216
Deferred taxes:
Federal	296	(433)	(112)
State	147	(174)	(60)

Total deferred taxes	443	(607)	(172)

Total income tax expense	$3,441	$1,160	$1,044

The components of net deferred tax asset are as follows:

	December 31,
(Dollars in thousands)	2004	2003
Deferred tax assets/(liabilities):
Allowance for loan losses	$1,808	$1,768
Operational loss accrual	—	9
Deferred organizational and start-up expenses	16	22
Other accrued expenses	65	346
State taxes	292	156
Deferred compensation	212	141
Depreciation and amortization	(277)	(155)
Deferred loan origination costs	(585)	(344)
Deferred state taxes	(117)	(167)
Unrealized losses on securities	1,024	999
Other, net	(81)	—

Total net deferred tax assets	$2,357	$2,775

The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows:

	Year Ended December 31,
	2004	2003	2002
Federal income tax based on statutory rate	34.0%	34.0%	34.0%
State franchise tax net of federal income tax benefit	7.2	7.2	7.2
Permanent differences(1)	—	(4.6)	—
Other	0.2	(0.8)	(.4)

Total income tax expense	41.4%	35.8%	40.8%

(1)	Permanent differences in 2003 primarily relates to tax free dividends received on investments during 2003, which were sold in April, 2004.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.	Net Income Per Share

The following data shows a reconciliation of the numerators and the denominators used in computing income per share and the weighted average number of shares of potentially dilutive common stock.

	Year Ended December 31,
	2004	2003	2002
	(Dollars in thousands, except per share amounts)
Net income available to common shareholders
used in basic income per share	$4,863	$2,082	$1,516

Basic income per share	$0.48	$0.31	$0.24

Weighted average number of common shares used in
basic income per share	10,082,049	6,578,603	6,377,642
Effect of dilutive securities:
Options	515,384	287,567	159,214

Weighted number of common shares and potential dilutive common shares used in diluted income per share	10,597,433	6,866,170	6,536,856

Diluted income per share	$0.46	$0.30	$0.23

11.	Shareholders’ Equity

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

Under California law, the directors of the Bank may declare cash dividends to the Company, its sole shareholder, subject to the restriction that the amount available for the payment of cash dividends may not exceed the lesser of (i) the Bank’s retained earnings or (ii) its net income for its last three fiscal years (less the amount of any distributions to shareholders made during such period). Cash dividends to shareholders in excess of that amount may be made only with the prior approval of the Commissioner of the California Department of Financial Institutions (“Commissioner”). If the Commissioner finds that the shareholders’ equity of the Bank is not adequate, or that the making by the Bank of a distribution to shareholders would be unsafe or unsound for the Bank, the Commissioner can order the Bank not to make any distribution to shareholders.

The ability of the Bank to pay dividends is further restricted under the Federal Deposit Insurance Corporation Improvement Act of 1991 which prohibits an FDIC-insured bank from paying dividends if, after making such payment, the bank would fail to meet any of its minimum capital requirements. Under the Financial Institutions Supervisory Act and Federal Financial Institutions Reform, Recovery and Enforcement Act of 1989, federal banking regulators also have authority to prohibit FDIC-insured financial institutions from engaging in business practices which are considered to be unsafe or unsound. It is possible, depending upon the financial condition of the Bank and other factors, that those regulators could assert that the payment of dividends in some circumstances might constitute unsafe or unsound practices. Therefore, the Bank’s federal regulatory agency might prohibit the payment of dividends even though such payments would otherwise be technically permissible.

12.	Commitments and Contingencies

The Company leases certain facilities and equipment under various non-cancelable operating leases. Rent expense for the years ended December 31, 2004, 2003 and 2002 was $1,681,000, $1,646,000, and $1,648,000, respectively. Sublease income for the years ended December 31, 2004, 2003 and 2002 was $62,000, $131,000, and $100,000, respectively.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Future minimum non-cancelable lease commitments were as follows at December 31, 2004:

(Dollars in thousands)
2005	2,179
2006	1,790
2007	1,314
2008	1,253
2009	478
Thereafter	280

Total	$7,294

In order to meet the financing needs of its customers in the normal course of business, the Company is party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements. At December 31, 2004 and 2003, the Company was committed to fund certain loans (inclusive of mortgages held for sale) amounting to approximately $167 million and $157 million, respectively. The contractual amounts of credit-related financial instruments such as commitments to extend credit, credit-card arrangements, and letters of credit represent the amounts of potential accounting loss should the contract be fully drawn upon, the customer default, and the value of any existing collateral become worthless.

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

The Company is subject to legal actions normally associated with financial institutions. At December 31, 2004 and 2003, the Company did not have any pending legal proceedings that are expected to be material to its consolidated financial condition or results of operations.

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

13.	Derivative Financial Instruments

At December 31, 2004, approximately $42 million of loans held for sale were designated as fair value hedges and approximately $4 million mortgage loan commitments identified as non-designated derivate instruments. The value of the net interest rate locks with investors related to these hedges was $149,000. At December 31, 2003, approximately $19 million of loans held for sale were designed as fair value hedges and approximately $13 million mortgage loan commitments identified as non-designated derivate instruments. The value of the net interest rate locks with investors related to these hedges was $22,000. The Company did not have any significant ineffective hedges as of December 31, 2004 or 2003.

14.	Employee Benefit Plans

The Company has a 401(k) plan that covers substantially all full-time employees. It permits voluntary contributions by employees, a portion of which are matched by the Company. The Company’s expenses relating to its contributions to the 401(k) plan for the years ended December 31, 2004, 2003 and 2002 were $252,000, $286,000 and $191,000, respectively.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.	Regulatory Matters and Capital/Operating Plans

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes that, as of December 31, 2004, that the Company and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2004, based on the applicable capital adequacy regulations, the Company and the Bank are categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Company and the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following tables.

			Applicable Federal Regulatory Requirement
	Actual		For Capital Adequacy Purposes		To be Categorized As Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total Capital to Risk Weighted Assets:
Company	$108,318	17.3%	$50,125	At least 8.0%	$62,656	At least 10.0%
Bank	66,365	10.7%	49,651	At least 8.0%	62,063	At least 10.0%
Tier I Capital to Risk Weighted Assets:
Company	$101,932	16.3%	$25,062	At least 4.0%	$37,594	At least 6.0%
Bank	62,356	10.1%	24,825	At least 4.0%	37,238	At least 6.0%
Tier I Capital to Average Assets:
Company	$101,932	12.2%	$33,375	At least 4.0%	$41,719	At least 5.0%
Bank	62,356	7.5%	33,342	At least 4.0%	41,677	At least 5.0%

The actual capital amounts and ratios of the Company and the Bank at December 31, 2003 are presented in the following table:

			Applicable Federal Regulatory Requirement
	Actual		For Capital Adequacy Purposes		To be Categorized As Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total Capital to Risk Weighted Assets:
Company	$92,237	19.2%	$38,406	At least 8.0%	$48,008	At least 10.0%
Bank	54,403	11.3%	38,379	At least 8.0%	47,974	At least 10.0%
Tier I Capital to Risk Weighted Assets:
Company	$88,394	18.4%	$19,203	At least 4.0%	$28,805	At least 6.0%
Bank	50,460	10.5%	19,190	At least 4.0%	28,785	At least 6.0%
Tier I Capital to Average Assets:
Company	$88,394	14.0%	$25,324	At least 4.0%	$31,655	At least 5.0%
Bank	50,450	7.4%	27,426	At least 4.0%	34,283	At least 5.0%

There are no conditions or events that management believes have changed the Company’s or the Bank’s classification as well-capitalized since December 31, 2004.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.	Parent Company Only Information

Condensed Statements of Financial Condition

(Dollars in thousands)

	December 31,
	2004	2003
Assets
Due from banks and interest-bearing deposits with financial institutions	$35,502	$36,682
Investment in subsidiaries	62,127	50,187
Securities available for sale, at fair value	227	454
Loans (net of allowance of $23 and $0, respectively)	4,052	—
Other assets	1,108	965

Total assets	$103,016	$88,288

Liabilities and Shareholders’ Equity
Liabilities	$203	$591
Subordinated debentures	27,837	17,527
Shareholders’ equity	74,976	70,170

Total liabilities and shareholders’ equity	$103,016	$88,288

Condensed Statements of Income

(Dollars in thousands)

	Year Ended December 31,
	2004	2003	2002
Interest income	$719	$118	$195
Interest expense	985	848	352
Other expenses	41	(15)	127
Equity in undistributed earnings of Subsidiaries	5,170	2,797	1,800

Net income	$4,863	$2,082	$1,516

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Statement of Cash Flows

(Dollars in thousands)

	Year Ended December 31,
	2004	2003	2002
Cash Flows from Operating Activities:
Net income	$4,863	$2,082	$1,516
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net amortization of premium on securities	6	39	13
(Increase) decrease in other assets	(145)	(59)	(782)
Undistributed earnings of subsidiary	(5,170)	(2,797)	(1,800)
Other, net	23	—	(1)
Increase (decrease) in other liabilities	(388)	483	108

Net cash used in operating activities	(811)	(252)	(946)

Cash Flows from Investing Activities:
Net increase in loans	(4,075)
Purchase of investment security available for sale	—	—	(2,052)
Principal payments received for investment security available for sale	227	1,148	395

Net cash provided by (used in) investing activities	(3,848)	1,148	(1,657)
Cash Flows from Financing Activities:
Proceeds from exercise of stock options	17	9	254
Proceeds from sale of common stock, net of offering expenses	(38)	31,178	—
Increase in subordinated debentures	10,310	—	17,527
Capital contribution to subsidiaries	(6,810)	(2,250)	(15,177)

Net cash provided by financing activities	3,479	28,937	2,604

Net increase (decrease) in cash and cash equivalents	(1,180)	29,833	1
Cash and Cash Equivalents, beginning of period	36,682	6,849	6,848

Cash and Cash Equivalents, end of period	$35,502	$36,682	$6,849

17.	Fair Value of Financial Instruments

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

Junior subordinated debentures. The fair value of the junior subordinated debentures is defined as the carrying amount. These securities are variable rate in nature and reprice quarterly or semi-annually.

Commitments to Extend Credit and Standby Letters of Credit. The fair value of commitments to extend credit and standby letters of credit, are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. These fees are not deemed significant at December 31, 2004 and 2003.

The estimated fair values and related carrying amounts of the Company’s financial instruments are as follows:

	December 31,
	2004		2003
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$96,109	$96,109	$59,785	$59,785
Interest-bearing deposits with financial institutions	738	738	605	605
Federal Reserve Bank and Federal Home Loan Bank stock	10,662	10,662	7,546	7,546
Securities available for sale	169,412	169,412	273,995	273,995
Loans held for sale	42,348	42,348	19,168	19,168
Loans, net	511,827	512,493	351,071	352,022
Financial Liabilities:
Noninterest bearing deposits	175,329	175,329	156,890	156,890
Interest-bearing deposits	358,234	358,781	338,444	340,321
Borrowings	204,754	203,968	138,372	138,471
Junior subordinated debentures	27,837	27,837	17,527	17,527

18.	Business Segment Information

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

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Since the Company derives all of its revenues from interest and noninterest income and interest expense is its most significant expense, these two segments are reported below using net interest income (interest income less interest expense) and noninterest income (primarily net gains on sales of loans held for sale and fee income) for the years ended December 31, 2004, 2003 and 2002. The Company does not allocate general and administrative expenses or income taxes to the segments.

(Dollars in thousands)	Commercial	Mortgage	Other	Total
Net interest income for the period ended:
December 31,
2004	$14,914	$4,159	$3,673	$22,746
2003	$7,111	$2,998	$4,431	$14,540
2002	$5,713	$2,771	$3,560	$12,044
Noninterest income for the period ended:
December 31,
2004	$1,626	$2,000	$1,053	$4,679
2003	$1,496	$5,421	$739	$7,656
2002	$1,056	$4,742	$298	$6,096
Segment Assets at:
December 31, 2004	$436,393	$120,224	$288,922	$845,539
December 31, 2003	$325,978	$45,812	$352,699	$724,489

19.	Quarterly Data

	Year Ended December 31,
	2004				2003
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Unaudited)
	(Dollars in thousands, except per share data)
Total interest income	$7,937	$8,069	$9,094	$9,718	$6,242	$6,196	$5,965	$7,151
Total interest expense	2,757	2,887	3,065	3,363	2,739	2,855	2,649	2,771

Net interest income	5,180	5,182	6,029	6,355	3,503	3,341	3,316	4,380
Provision for loan losses	615	258	50	50	375	222	518	400

Net interest income after provision for loan losses	4,565	4,924	5,979	6,305	3,128	3,119	2,798	3,980
Noninterest income	1,230	1,011	1,051	1,387	2,363	2,532	1,937	824
Noninterest expense	4,497	4,310	4,502	4,839	4,337	4,516	4,155	4,431

Income before income taxes	1,298	1,625	2,528	2,853	1,154	1,135	580	373

Income tax expense	514	685	1,046	1,196	439	427	208	86

Net income	$784	$940	$1,482	$1,657	$715	$708	$372	$287

Net income per share:
Basic	$0.08	$0.09	$0.15	$0.16	$0.11	$0.11	$0.06	$0.03

Diluted	$0.07	$0.09	$0.14	$0.16	$0.11	$0.11	$0.05	$0.03

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31, 2002
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Unaudited)
	(Dollars in thousands, except per share data)
Total interest income	$3,354	$3,538	$5,165	$6,294
Total interest expense	978	1,078	1,750	2,501

Net interest income	2,376	2,460	3,415	3,793
Provision for loan losses	50	155	250	300

Net interest income after provision for loan losses	2,326	2,305	3,165	3,493
Noninterest income	1,035	1,070	1,373	2,618
Noninterest expense	3,169	3,637	3,606	4,413

Income (loss) before income taxes	192	(262)	932	1,698

Income tax expense (benefit)	72	(99)	376	695

Net income (loss)	$120	$(163)	$556	$1,003

Net income (loss) per share:
Basic	$0.02	$(0.03)	$0.09	$0.16
Diluted	$0.02	$(0.03)	$0.08	$0.16

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are designed to provide reasonable assurance that information required to be disclosed in our reports filed under that Act (the Exchange Act), such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the rules of the Securities and Exchange Commission. Our disclosure controls and procedures also are designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Our management, under the supervision and with the participation of our Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures in effect as of December 31, 2004. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2004, our disclosure controls and procedures were effective to provide reasonable assurance that material information, relating to the Company and its consolidated subsidiaries, required to be included in our Exchange Act reports, including this Annual Report on Form 10-K, is made known to management, including the Chief Executive Officer and Chief Financial Officer, on a timely basis.

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2004, that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management of Pacific Mercantile Bancorp is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes those written policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America;

•	provide reasonable assurance that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our consolidated financial statements.

Internal control over financial reporting includes the controls themselves, monitoring and internal auditing practices and actions taken to correct deficiencies as identified.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or because the degree of compliance with the policies or procedures may deteriorate.

Management’s Assessment and Determination

Our management assessed the effectiveness of Pacific Mercantile Bancorp’s internal control over financial reporting as of December 31, 2004, based on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design and the testing of the operational effectiveness of Pacific Mercantile Bancorp’s internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

Based on this assessment, management determined that, as of December 31, 2004, Pacific Mercantile Bancorp maintained effective internal control over financial reporting.

Grant Thornton LLP, independent registered public accounting firm, which audited and reported on our consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on management’s assessment of internal control over financial reporting which is set forth below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Shareholders

Pacific Mercantile Bancorp and Subsidiaries:

We have audited management’s assessment, included in the accompanying Pacific Mercantile Bancorp and Subsidiaries Management’s Report on Internal Control Over Financial Reporting, that Pacific Mercantile Bancorp and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Pacific Mercantile Bancorp and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design of the operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Pacific Mercantile Bancorp and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, Pacific Mercantile Bancorp and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Pacific Mercantile Bancorp and Subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004 and our report dated March 10, 2005 expressed an unqualified opinion.

/s/ GRANT THORNTON

Irvine, California

March 10, 2005

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Except for information regarding our executive officers which is included in Part I of this Report, the information called for by Item 10 is incorporated herein by reference from our definitive proxy statement which is to be filed with the Commission on or before April 29, 2005 for purposes of our 2005 Annual Shareholders Meeting.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference from our definitive proxy statement which is to be filed with the Commission on or before April 29, 2005 for purposes of our 2005 Annual Shareholders Meeting.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except for the information set forth below relating to our equity compensation plans, the information required by Item 12 is incorporated herein by reference from our definitive proxy statement which is to be filed with the Commission on or before April 29, 2005 for purposes of our 2005 Annual Shareholders Meeting.

The following table provides information relating to our equity compensation plans as of December 31, 2004:

	Column A	Column B	Column C
	Number of Securities to be Issued upon Exercise of Outstanding Options	Weighted- Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity compensation plans approved by shareholders	1,346,348	$7.73	301,882

Equity compensation plans not approved by shareholder	—	—	—

	1,346,348	$7.73	301,882

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated herein by reference from our definitive proxy statement which is scheduled to be filed with the Commission on or before April 29, 2005 for purposes of our 2005 Annual Shareholders Meeting.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated herein by reference from our definitive proxy statement to be filed with the Commission on or before April 29, 2005 for purposes of our 2005 Annual Shareholders’ Meeting.

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

See Index to Exhibits on Page E-1 of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 10th day of March 2005.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following officers and directors of the Registrant in the capacities indicated on March 10, 2005.

Signature	Title

/S/ RAYMOND E. DELLERBA Raymond E. Dellerba	President, Chief Executive Officer and Director Principal Executive Officer)

/S/ NANCY GRAY Nancy Gray	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/S/ GEORGE WELLS George Wells	Chairman of the Board and Director

/S/ RONALD W. CHRISLIP Ronald W. Chrislip	Director

/S/ JULIA M. DIGIOVANNI Julia M. Digiovanni	Director

/S/ WARREN T. FINLEY Warren T. Finley	Director

/S/ JOHN THOMAS, M.D. John Thomas, M.D.	Director

/S/ ROBERT E. WILLIAMS Robert E. Williams	Director

S-1

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
2.1	Plan of Reorganization and Merger Agreement, dated as of February 29, 2000, between Pacific Mercantile Bank and Pacific Mercantile Bancorp(1)

3.1	Articles of Incorporation of Pacific Mercantile Bancorp(1)

3.2	Bylaws of Pacific Mercantile Bancorp(1)

4.1	Specimen form of Pacific Mercantile Bancorp Common Stock Certificate(1)

10.1	1999 Incentive Stock Option and Nonqualified Option Plan (the “1999 Plan”)(1)

10.2	Form of Stock Option Agreement pertaining to the 1999 Plan(1)

10.3	Employment Agreement, dated April 23, 1999 between Raymond E. Dellerba and Pacific Mercantile Bank(1)

10.5	Office Space Lease, dated December 8, 1999, between the Irvine Company and Pacific Mercantile Bank(1)

10.6	Sublease, dated as of August 3, 1999, between Wells Fargo Bank, N.A. and Pacific Mercantile Bank(1)

10.7	Sublease, dated as of September 16, 1998, between Washington Mutual Bank, FA, and Pacific Mercantile Bank(1)

10.8	Standard Internet Banking System Licensing Agreement, dated as of January 29, 1999, between Q-UP Systems and Pacific Mercantile Bank(1)

10.9	ODFI—Originator Agreement for Automated Clearing House Entries, dated as of February 16, 1999, between eFunds Corporation and Pacific Mercantile Bank(2)

10.10	Agreement, dated September 15, 1998, between Fiserv Solutions, Inc. and Pacific Mercantile Bank(1)

10.12	Form of Underwriter’s Warrant Agreement with Paulson Investment Company(3)

10.13	Commercial Office Building Lease dated February 26, 2001 between Metro Point 13580, Lot Three, a California limited partnership, and Pacific Mercantile Bank(4)

10.14	Form of Underwriting Agreement entered into by the Company with Paulson Investment Co., Inc. on December 5, 2003(5)

10.15	Form of Representative’s Warrant issued to Paulson Investment Company on December 8, 2003(6)

10.16	Office Space Lease dated March 9, 2001 between California State Teachers Retirement System and Pacific Mercantile Bank(7)

10.17	Assignment & Assumption of Office Space Lease, dated April 1, 2003, between First National Bank and Pacific Mercantile Bank(8)

10.18	Office Space Lease, dated Sept. 14, 2003, between Leonard & Gerald Katz and Pacific Mercantile Bank(9)

10.19	Pacific Mercantile Bancorp 2004 Stock Incentive Plan (the “2004 Plan”)

21	Subsidiaries of the Company

23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm

24.1	Power of Attorney (contained on the signature page of Annual Report)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbane-Oxley Act of 2003

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbane-Oxley Act of 2003

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbane-Oxley Act of 2003

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbane-Oxley Act of 2003

(1)	Incorporated by reference to the same numbered exhibit to the Company’s Registration Statement (No. 333-33452) on Form S-1 filed with the Commission on June 14, 2000 (the “S-1 Registration Statement”).
(2)	Incorporated by reference to the Exhibit 10.8 to the above referenced S-1 Registration Statement.
(3)	Incorporated by reference to the Exhibit 1.2 to the above referenced S-1 Registration Statement.

E-1

(4)	Incorporated by reference to the same numbered exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.
(5)	Incorporated by reference to Exhibit 1.1 to Registration Statement on Form S-2 (No. 333-110377) filed with the SEC on November 10, 2003 (the “S-2 Registration Statement”).
(6)	Incorporated by reference to Exhibit 1.2 to the above referenced S-2 Registration Statement.
(7)	Incorporated by reference to Exhibit 10.11 to the above referenced S-2 Registration Statement.
(8)	Incorporated by reference to Exhibit 10.12 to the above referenced S-2 Registration Statement.
(9)	Incorporated by reference to Exhibit 10.13 to the above referenced S-2 Registration Statement.

E-2