Form 10-Q
period 2005-03-31
PACIFIC MERCANTILE BANCORP
filed 2005-05-10
CIK 1109546

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

10,160,977 shares of Common Stock as of May 3, 2005

PACIFIC MERCANTILE BANCORP

QUARTERLY REPORT ON FORM 10Q

FOR

THE QUARTER ENDED March 31, 2005

PART I. – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands)

	March 31, 2005	December 31, 2004
	(unaudited)
ASSETS
Cash and due from banks	$36,543	$26,509
Federal funds sold	62,900	69,600

Cash and cash equivalents	99,443	96,109
Interest-bearing deposits with financial institutions	473	738
Federal Reserve Bank and Federal Home Loan Bank Stock, at cost	10,819	10,662
Securities available for sale, at fair value	213,293	169,412
Loans held for sale, at fair value	30,144	42,348
Loans (net of allowances of $4,152 and $4,032, respectively)	525,311	511,827
Investment in unconsolidated subsidiaries	837	837
Accrued interest receivable	2,937	2,539
Premises and equipment, net	2,752	2,987
Other assets	7,855	8,080

Total assets	$893,864	$845,539

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$201,045	$175,329
Interest-bearing	370,345	358,234

Total deposits	571,390	533,563
Borrowings	200,854	204,754
Accrued interest payable	805	1,259
Other liabilities	17,938	3,150
Junior subordinated debentures	27,837	27,837

Total liabilities	818,824	770,563

Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, no par value, 2,000,000 shares authorized, none issued	—	—
Common stock, no par value, 20,000,000 shares authorized, 10,160,977 and 10,084,381 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	69,071	69,028
Retained earnings	8,648	7,420
Accumulated other comprehensive (loss)	(2,679)	(1,472)

Total shareholders’ equity	75,040	74,976

Total liabilities and shareholders’ equity	$893,864	$845,539

The accompanying notes are an integral part of these consolidated financial statements.

Part I. Item 1. (continued)

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except for per share data)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Interest income:
Loans, including fees	$8,014	$5,336
Federal funds sold	356	66
Securities available for sale and stock	1,822	2,533
Interest-bearing deposits with financial institutions	5	2

Total interest income	10,197	7,937
Interest expense:
Deposits	1,975	1,613
Borrowings	1,653	1,144

Total interest expense	3,628	2,757

Net interest income	6,569	5,180
Provision for loan losses	120	615

Net interest income after provision for loan losses	6,449	4,565

Noninterest income	918	1,230
Noninterest expense	5,268	4,497

Income before income taxes	2,099	1,298
Income tax expense	871	514

Net income	$1,228	$784

Net income per share:
Basic	$0.12	$0.08

Diluted	$0.11	$0.07

Weighted average number of shares:
Basic	10,110,125	10,081,248
Diluted	10,856,945	10,509,465

The accompanying notes are an integral part of these consolidated financial statements.

Part I. Item 1. (continued)

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Net income	$1,228	$784
Other comprehensive gain (loss), net of tax:
Change in unrealized gain (loss) on securities available for sale, net of tax effect	(1,207)	721

Total comprehensive income	$21	$1,505

The accompanying notes are an integral part of these consolidated financial statements.

Part I. Item 1. (continued)

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(unaudited)

	Three Months Ended March 31,
	2005	2004
Cash Flows From Operating Activities:
Net income	$1,228	$784
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	291	275
Provision for loan losses	120	615
Net amortization of premium (discount) on securities	349	481
Net gains on sales of securities available for sale	—	(319)
Mark to market (gain)/loss adjustment of equity securities	5	—
Net gains on sales of loans held for sale	(545)	(559)
Proceeds from sales of loans held for sale	62,132	76,366
Originations and purchases of loans held for sale	(49,503)	(81,305)
Mark to market (gain)/loss adjustment of loans held for sale	120	(75)
Net gain on sale of fixed assets	(15)	—
Net (increase) decrease in accrued interest receivable	(398)	5
Net decrease (increase) in other assets	1,482	(446)
Net increase in deferred taxes	(452)	(424)
Net decrease in accrued interest payable	(454)	(398)
Net increase (decrease) in other liabilities	14,788	(85)

Net cash provided by (used in) operating activities	29,148	(5,085)
Cash Flows From Investing Activities:
Net (increase) decrease in interest-bearing deposits with financial institutions	265	(6)
Maturities of, proceeds from sales of and principal payments received for securities available for sale and other stock	12,898	57,985
Purchase of securities available for sale and other stock	(59,302)	(19,463)
Net increase in loans	(13,604)	(57,852)
Proceeds from sale of fixed assets	15	—
Purchases of premises and equipment	(56)	(58)

Net cash used in investing activities	(59,784)	(19,394)
Cash Flows From Financing Activities:
Net increase in deposits	37,827	8,467
Proceeds from exercise of stock options	43	—
Net (decrease) increase in borrowings	(3,900)	25,401

Net cash provided by financing activities	33,970	33,868

Net increase in cash and cash equivalents	3,334	9,389
Cash and Cash Equivalents, beginning of period	96,109	59,785

Cash and Cash Equivalents, end of period	$99,443	$69,174

Supplementary Cash Flow Information:
Cash paid for interest on deposits and other borrowings	$4,082	$3,155

Cash paid for income taxes	$96	$79

Non-Cash Investing Activities:
Net decrease in net unrealized gains and losses on securities held for sale, net of income tax	$(1,207)	$721

The accompanying notes are an integral part of these consolidated financial statements.

Part I. Item 1. (continued)

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

1.	Nature of Business

The consolidated financial statements include the accounts of Pacific Mercantile Bancorp (“PMBC”) and its wholly owned subsidiaries, which are Pacific Mercantile Bank (the “Bank”) and PMB Securities Corp. (which, together with PMBC, shall be referred to as the “Company” or as “we”, “us” or “our”). The Bank is chartered by the California Department of Financial Institutions (the “DFI”) and is a member of the Federal Reserve Bank of San Francisco (“FRB”). In addition, the deposit accounts of the Bank’s customers are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to the maximum amount allowed by law.

Substantially all of our operations are conducted and substantially all our assets are owned by the Bank, which accounts for substantially all of our consolidated revenues and expenses, and earnings. The Bank provides a full range of banking services to small and medium-size businesses, professionals and the general public in Orange, Los Angeles and San Diego Counties of California and is subject to competition from other financial institutions conducting operations in those same markets.

PMB Securities Corp. commenced operations in June 2002 as an SEC registered securities broker–dealer that is engaged in the retail securities brokerage business and is a member firm of the National Association of Securities Dealers.

During 2002, we organized three business trusts, under the names Pacific Mercantile Capital Trust I, PMB Capital Trust I, and PMB Statutory Trust III, respectively, to facilitate our issuance of $17 million principal amount of junior subordinated debentures, all with maturity dates in 2032. In October 2004, we organized PMB Capital Trust III to facilitate our issuance of $10 million principal amount of junior subordinated debentures, with a maturity date in 2034. In accordance with applicable accounting standards, the financial statements of these trusts are not included into the Company’s consolidated financial statements. See Note 2: “Significant Accounting Policies — Principles of Consolidation” below.

2.	Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10–Q and, therefore, do not include all footnotes that would be necessary for a fair presentation of financial position, results of operations, changes in cash flows and comprehensive income (loss) in accordance with generally accepted accounting principles in the United States (“GAAP”). However, these interim financial statements reflect all adjustments (consisting of normal recurring adjustments and accruals) which, in the opinion of our management, are necessary for a fair presentation of our results for the interim periods presented. These unaudited consolidated financial statements have been prepared in accordance with a basis consistent with prior periods, and should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2004 and the notes thereto included in our Annual Report on Form 10–K for the fiscal year ended December 31, 2004, as filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934.

However, our consolidated financial position at March 31, 2005, and the consolidated results of our operations for the three month period ended March 31, 2005, are not necessarily indicative of what our financial position will be as of the end of, or the results of operations that may be expected for any other interim period during or the full year ending December 31, 2005.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries Pacific Mercantile Bank and PMB Securities Corp. All significant intercompany accounts and transactions have been eliminated in consolidation. Our wholly owned trust subsidiaries, Pacific Mercantile Capital Trust I, PMB Capital Trust I, PMB Statutory Trust III, and PMB Capital Trust III (the “Trust Subsidiaries”), are not included in our consolidated financial statements, in accordance with Financial Interpretation Number (FIN) 46 issued by the Financial Accounting Standards Board (“FASB”).

Nonperforming Loans and Other Assets

At March 31, 2005, we had $11,000 in nonaccrual and impaired loans and had no restructured loans and no loans that were past due as to principal for 90 days or more that were still accruing interest.

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

Stock-Based Employee Compensation Plans

The Company accounts for stock-based employee compensation as prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and has adopted the disclosure provisions of Statements of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock Based Compensation.” SFAS No. 123 requires pro-forma disclosures of the Company’s net income and net income per share as if the fair value based method of accounting for stock based awards had been applied. Under the fair value based method, compensation cost is recorded based on the value of the award at the grant date and is recognized over the employee’s period of service with the Company. The Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share-Based Payment” in December 2004, which requires entities that grant stock options and shares to employees to recognize the fair value of those options and shares as compensation cost over the service (vesting) period in their financial statements. Public entities effective date for SFAS No. 123(R) is the first annual reporting period beginning after December 31, 2005. The Company will adopt SFAS No. 123(R) as of January 1, 2006, as required.

Effective March 2, 1999, our Board of Directors adopted, and in January 2000 our shareholders approved, the 1999 Stock Option Plan (the “1999 Option Plan”). That Plan authorizes the granting of options to directors, officers and other key employees that entitle them to purchase shares of common stock of the Company at a price per share equal to or above the fair market value of the Company’s shares on the date the option is granted. Options may vest immediately or over various periods of up to five years, determined by the Company’s Compensation Committee at the time it approves the grant of options under the 1999 Option Plan. Options may be granted for terms up to 10 years, or following termination of service, if sooner. A total of 1,248,230 shares were authorized for issuance under the 1999 Option Plan (which number has been adjusted for stock splits effectuated subsequent to the Plan’s adoption).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.-)

2.	Significant Accounting Policies (Cont.-)

Effective February 17, 2004, the Board of Directors adopted the Pacific Mercantile Bancorp 2004 Stock Incentive Plan (the “2004 Plan”), which was approved by the Company’s shareholders in May 2004. That Plan authorizes the granting of options and rights to purchase restricted stock to directors, officers and other key employees, that entitle them to purchase shares of common stock of the Company at a price per share equal to or above the fair market value of the Company’s shares on the date the option is granted or the stock purchase rights are awarded. Options and restricted stock purchase rights may vest immediately or over various periods of up to five years, determined by the Company’s Compensation Committee at the time the options are granted or the stock purchase rights are awarded. Options may be granted under the 2004 Plan for up to 10 years after the grant date, or following termination of service, if sooner. In the case of restricted stock purchase rights, they generally will expire, if not exercised, within 15 days of the date of the award. Any unvested shares, subject to restricted purchase rights, will become subject to repurchase by the Company in the event of a termination of employment or service of the holder of the stock purchase right. A total of 400,000 shares were authorized for issuance under the 2004 Plan.

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

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2005	2004
Net Income:
As reported	$1,228	$784
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	131	109

Pro Forma	$1,097	$675

Income Per Share as Reported:
Basic	$0.12	$0.08
Fully diluted	0.11	0.07
Income Per Share Pro Forma:
Basic	$0.11	$0.07
Fully diluted	0.10	0.06
Weighted Average Number of Shares:
Basic	10,110,125	10,081,248
Fully diluted	10,856,945	10,509,465

The fair values of the options that were outstanding under the 1999 and 2004 Plans as of March 31, 2005 and 2004 were estimated as of their respective dates of grant using the Black-Scholes option-pricing model. The following table summarizes the weighted average assumptions used for grants in the three month periods ended March 31:

	Three Months Ended March 31,
Assumptions	2005	2004
Expected volatility	46.92%	57.00%
Risk-free interest rate	3.61%	3.02%
Expected dividend yield	1.04%	1.22%
Expected life of the option	5 years	5 years

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.-)

2.	Significant Accounting Policies (Cont.-)

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

Recent Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123, (revised 2004), “Share-Based Payment”. SFAS No. 123R, which supersedes Accounting Principle Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, requires entities that grant stock options and shares to employees to recognize the fair value of those options and shares as compensation over the service (vesting) period in their financial statements; pro forma disclosure will no longer be permitted. The cost of the equity instruments is to be measured based on the fair value of the instruments on the date they are granted and is required to be recognized over the period during which the employees are required to provide services in exchange for the equity instruments. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. This statement becomes applicable for public entities on the first day of the first annual reporting period beginning after December 31, 2005, which in our case will be January 1, 2006.

The impact of adopting SFAS No. 123R cannot be accurately estimated at this time, as it will depend on the market value and the amount of share based awards granted in future periods.

Reclassification

Certain amounts in the accompanying 2004 consolidated financial statements have been reclassified to conform to 2005 presentation.

Commitments and Contingencies

To meet the financing needs of its customers in the normal course of business, the Company is party to financial instruments with off–balance sheet risk. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements. At March 31, 2005, the Company was committed to fund loans totaling approximately $163 million (inclusive of mortgage loans that, if funded, will be held for sale). The contractual amounts of credit-related financial instruments such as commitments to extend credit, credit-card arrangements, and letters of credit represent the amounts of potential accounting loss should the contract be fully drawn upon, the customer default, and the value of any existing collateral become worthless.

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

In the ordinary course of business, we are subject to legal actions normally associated with financial institutions. At March 31, 2005, we were not a party to any pending legal action that is expected to be material to our consolidated financial condition or results of operations.

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

The following discussion presents information about our consolidated results of operations for the three month periods ended March 31, 2005 and 2004 and our consolidated financial condition, liquidity and capital resources at March 31, 2005 and should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Report.

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

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and general practices in the banking industry. The accounting policies we follow in determining the sufficiency of our allowance for loan losses and the fair value of derivative financial instruments involve judgments and assumptions which can have a material impact on the carrying value of our loans and those financial instruments, respectively, and, as a result, we consider these accounting policies to be critical accounting policies.

Allowance for Loan Losses. The accounting policies and practices we follow in determining the sufficiency of the allowance we establish for possible loan losses require us to make judgments and assumptions about economic and market trends that can affect the ability of our borrowers to meet their loan payment obligations. Accordingly, we use historical loss factors, adjusted for current economic market conditions and other economic indicators, to determine the losses inherent in our loan portfolio and the sufficiency of our allowance for loan losses. The actual loan losses could be greater than that predicted by those loss factors and our current assessments of current conditions and economic trends if unanticipated changes were to occur in those conditions. In such an event, it would be necessary for us to increase the allowance for loan losses by means of a charge to income referred to in our financial statements as the “provision for loan losses.” Such an increase would reduce the carrying value of our loans on our balance sheet, and the additional provision for loan losses taken to increase that allowance would reduce our income, in the period when it is determined that an increase in the allowance for loan losses is necessary. See the discussion in the subsections below entitled “—Provision for Loan Losses” and “—Allowance for Loan Losses and Nonperforming Loans” below.

Derivative Financial Instruments. The derivative financial instruments that we enter into consist primarily of interest rate lock commitments that are designed to hedge mortgage loans held for sale. At March 31, 2005, approximately $25 million, or 83%, of mortgage loans held for sale were hedged. We estimate the fair value of mortgage loans held for sale based on period end market interest rates obtained from various mortgage investors. The fluctuations in the fair values of the mortgage loans held for sale are reflected in our consolidated statements of financial condition and, correspondingly, as adjustments to our noninterest income. We also enter into non-designated derivative instruments relating to mortgage loan interest rate lock commitments with borrowers and investors in order to reduce our exposure to adverse fluctuations in interest rates. At March 31, 2005 we had $2 million of mortgage loan commitments identified as non-designated derivative instruments. We did not have any significant ineffective hedges at March 31, 2005.

Overview of Operating Results in the Three Months ended March 31, 2005

The following table sets forth information regarding the interest income that we generated, the interest expense that we incurred, our net interest income, noninterest income, noninterest expense, and our net income and net income per share for the three months ended March 31, 2005 and 2004.

	Three Months Ended March 31,
	2005 Amount	2004 Amount	Percent Change
	(Unaudited)
	(Dollars in thousands, except per share data)
Interest income	$10,197	$7,937	28.5%
Interest expense	3,628	2,757	31.6%

Net interest income	$6,569	$5,180	26.8%
Noninterest income	$918	$1,230	(25.4)%
Noninterest expense	$5,268	$4,497	17.1%
Net income	$1,228	$784	56.6%
Net income per share—diluted	$0.11	$0.07	57.1%
Weighted average number of diluted shares	10,856,945	10,509,465	3.3%

Key Factors Affecting Operating Results in the Three Months Ended March 31, 2005

•	Increase in Net Interest Income. The increase in net interest income in the three months ended March 31, 2005, as compared to the corresponding period of 2004, was primarily the result of growth in the volume of our core loans (loans exclusive of those held for sale). Core loans grew by $117 million, or 29%, to $525 million at March 31, 2005 from $408 million at March 31, 2004.

•	Improvement in Net Interest Margin. Net interest margin improved to 3.26% in the three month period ended March 31, 2005, as compared to 2.99% in the corresponding three month period of 2004. This improvement was due largely to (i) an increase in the volume of core loans, which generated higher yields than our other earning assets, and (ii) an increase in the yield on federal funds sold for the three month period ended March 31, 2005, which improved to 2.38% from 0.93% in the same period of 2004 as a result of an increase, by the Federal Reserve Board (“FRB”), of 1.75% in the overnight funds rates over the period from June 2004 through March 2005.

•	Decrease in Noninterest Income. Noninterest income decreased by $312,000, or 25%, to $918,000 in the first quarter of 2005, as compared to the corresponding period of 2004. This decrease was primarily attributable to a decline in gains on sale of securities available for sale (consisting primarily of mortgage backed securities).

•	Increase in Noninterest Expense, while the Efficiency Ratio remained constant. Even though our net interest income increased by 27%, our noninterest expenses increased by $771,000, or 17%, in the three month period ended March 31, 2005, in each case as compared to the corresponding period of 2004. Due to the increases in net interest income which more than offset the growth in operating expenses, our efficiency ratio (operating expenses as a percentage to total revenues) remained unchanged at 70% in both three month periods ended March 31, 2005 and 2004.

Set forth below are certain key financial performance ratios and other financial data for the periods indicated:

	Three Months Ended March 31,
	2005	2004
	(Unaudited)
Return on average assets (1).	0.58%	0.43%
Return on average shareholders’ equity (1)	6.61%	4.42%
Net interest margin (2)	3.26%	2.99%

(1)	Annualized.

(2)	Net interest income expressed as a percentage of total average interest earning assets.

Results of Operations

Net Interest Income

One of the principal determinants of a bank’s income is its net interest income, which is the difference between (i) the interest that a bank earns on loans, investment securities and other interest earning assets, on the one hand, and (ii) its interest expense, which consists primarily of the interest it must pay to attract and retain deposits and the interest that it pays on borrowings and other interest-bearing liabilities, on the other hand. A bank’s interest income and interest expense are, in turn, affected by a number of factors, some of which are outside of its control, including national and local economic conditions and the FRB’s monetary policies, which affect interest rates, the demand for loans, and the ability of borrowers to meet their loan payment obligations.

The following table sets forth our interest income, interest expense, net interest income and net interest margin in the three month periods ended March 31, 2005 and March 31, 2004, respectively:

	Three Months Ended March 31
(Dollars in thousands)	2005 Amount	2004 Amount	Percent Change
	(Unaudited)
Interest income	$10,197	$7,937	28.5%
Interest expense	3,628	2,757	31.6%

Net interest income	$6,569	$5,180	26.8%

Net interest margin	3.26%	2.99%

As the table above indicates, net interest income increased by $1.4 million, or 26.8%, in the first quarter of 2005 as compared to the first quarter of 2004. That increase was attributable to increases in interest income of $2.3 million, or 28.5%, which more than offset an increase in our interest expense of $871,000, or 31.6%, in the three month period ended March 31, 2005, as compared to the same period in 2004.

The increase in interest income in the quarter ended March 31, 2005, was primarily attributable to an increase in the volume of average interest earning assets, including a $169 million increase in the average volume of outstanding loans (exclusive of mortgages held for sale) over the corresponding quarter of 2004. That increase more than offset an $81 million reduction in average investment securities in the first quarter of 2005 as compared to the first quarter last year.

The increase in interest expense in the quarter ended March 31, 2005, as compared to the same quarter last year, was primarily attributable to increases of $28 million and $46 million in the average volumes of interest bearing deposits and Federal Home Loan Bank borrowings, respectively, which were the primary sources of funding for our loan growth.

Our net interest margin improved to 3.26% in the first quarter of 2005 from 2.99% in the first quarter ended March 31, 2004. In the three months ended March 31, 2005 the yield on interest earning assets improved to 5.06%, while the average rate of interest paid on our interest bearing liabilities increased to 2.49%, as compared to a yield on interest earning assets of 4.58% and an average rate of interest paid on interest bearing liabilities of 2.18%, in the same three months of 2004.

This improvement in the average yield on interest earning assets was due primarily to the substantial increase in the volume of core loans on which we generate greater yields than on our other interest earning assets.

The following table sets forth changes in interest income, including loan fees, and interest paid in the three month period ended March 31, 2005, as compared to the same period in 2004 and the extent to which those changes were attributable to changes in the volume and of rates of interest earned on interest earning assets and in the volume of and rates of interest paid on interest-bearing liabilities.

Changes in interest earned and interest paid due to changes in the mix of interest earning assets and interest bearing liabilities have been allocated to the change due to volume and the change due to interest rates in proportion to the relationship of the absolute dollar amounts of the changes in each.

	Three Months Ended March 31, 2005 Compared to 2004
	Increase (decrease) due to Changes in		Total Increase (Decrease)
	Volume	Rates
	(In thousands)
Interest income
Short-term investments(1)	$122	$172	$294
Securities available for sale and stock	(1,034)	321	(713)
Loans	2,381	298	2,679

Total earning assets	1,469	791	2,260
Interest expense
Interest-bearing checking accounts	2	13	15
Money market and savings accounts	59	218	277
Certificates of deposit	29	41	70
Borrowings	283	48	331
Junior subordinated debentures	136	42	178

Total interest-bearing liabilities	509	362	871

Net interest income	$960	$429	$1,389

(1)	Short-term investments consist of federal funds sold and interest bearing deposits with financial institutions.

The above table indicates that the increase of $1.4 million in our net interest income in the three months ended March 31, 2005, as compared to the like period in 2004, was the result of a $960,000 increase in the volume variance and by a $429,000 increase in the rate variance for the three months ended March 31, 2005, as compared to the same period in 2004. The increase in the volume variance reflects the increases in average earning assets and in average interest-bearing liabilities of $119 million and $85 million, respectively, in the three month period ended March 31, 2005, as compared to the corresponding period of 2004.

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

Although we employ economic models that are based on bank regulatory guidelines, industry standards and historical loss experience to evaluate and determine the sufficiency of the Allowance for Loan Losses and, thereby, the amount of the provisions required to be made for potential loan losses, those determinations involve judgments about trends in current economic conditions and other events that can affect the ability of borrowers to meet their loan obligations. The duration and effects of current economic trends are subject to a number of uncertainties and changes that are outside of our ability to control. See the discussion below in this Section under the caption “Risks and Uncertainties That Could Affect our Future Financial Performance — we could incur losses on the loans we make.” In the event of unexpected subsequent events or changes in circumstances, it could become necessary in the future to incur additional charges to increase the Allowance, which would have the effect of reducing our income or could cause us to incur losses.

In addition, the Federal Reserve Board and the California Department of Financial Institutions, as an integral part of their examination processes, periodically review the Bank’s Allowance for Loan Losses. These agencies may require the Bank to make additional provisions, over and above that which we have already made, the effect of which would be to reduce our income.

Noninterest Income

Noninterest income consists primarily of mortgage banking income (which includes loan origination and processing fees, yield spread premium and service released premiums) and net gains on sales of loans held for sale, which are generated by our mortgage loan division. That division, which we established during fiscal 2001, originates conforming and non-conforming, agency quality, residential first and second lien and home equity mortgage loans.

The volume of residential mortgage refinancings is subject to significant fluctuations in response to changes in prevailing mortgage interest rates. Such interest rate changes can impact the volume of mortgage loan originations which, in turn, affects the loan processing fees and yield spread premiums we are able to realize on the mortgage loans we originate. For example, the decline in mortgage rates which began in 2002 and continued until June 2004, increased the demand for mortgage loan refinancings, which led to increases in our noninterest income during that period. Conversely, an increasing interest rate environment, or even the prospect of increasing interest rates, which has occurred since June 2004, generally causes a decline in mortgage loan refinancings and, therefore, corresponding declines in the volume of mortgage loan originations and in the income that the mortgage banking division is able to generate. We seek to manage the impact of changes in interest rates by seeking to originate mortgages for home purchases which are not as interest rate sensitive as mortgage loan refinancings. Mortgage loans for home purchases accounted for approximately 41% of our mortgage loan fundings in the quarter ended March 31, 2005, as compared to approximately 27% in the quarter ended March 31, 2004.

The following table identifies the components of and the percentage changes in noninterest income in the three month period of 2005, as compared to the same period in 2004.

	Three Months Ended March 31,
	Amount		Percent Change 2005 vs. 2004
	2005	2004
	(Dollars in thousands)
Mortgage banking (including net gains on sales of loans held for sale)	$526	$542	(3.0)%
Service charges and fees on deposits	164	185	(11.4)%
Net gains on sales of securities available for sale	—	319	—
Other	228	184	23.9%

Total noninterest income	$918	$1,230	(25.4)%

The decrease in noninterest income in the three months ended March 31, 2005, over the like period in 2004, was primarily attributable to a decline of $319,000 in net gains on securities (which consisted primarily of mortgage backed securities) available for sale.

Noninterest Expense

The following table sets forth the principal components of noninterest expense and the amounts thereof, incurred in the three month periods ended March 31, 2005 and 2004.

	Three Months Ended March 31,
	Amount		Percent Change 2005 vs. 2004
	2005	2004
	(Dollars in thousands)
Salaries and employee benefits	$3,123	$2,412	29.5%
Occupancy	532	506	5.1%
Equipment and depreciation	377	343	9.9%
Data processing	117	164	(28.7)%
Professional fees	223	314	(29.0)%
Other operating expense(1)	896	758	18.2%

Total noninterest expense	$5,268	$4,497	17.1%

(1)	Other operating expense primarily consists of telephone, stationery and office supplies, regulatory expenses, investor relations, insurance premiums, postage, and correspondent bank fees.

The increase of $771,000, or 17%, in noninterest expense in the three months ended March 31, 2005, as compared to the same three months of 2004, was primarily attributable to staff increases necessitated by increased loan demand and deposit activity at our existing Financial Centers, the opening, in September 2004, of our new Long Beach Financial Center, and costs associated with the transitioning of the mortgage banking division’s focus from mortgage refinancings to home purchase financings.

A measure of our ability to control noninterest expense in relation to the level of our net revenue (net interest income plus noninterest income) is our efficiency ratio, which is the ratio of noninterest expense to net revenue. As a general rule, all other things being equal, a lower efficiency ratio indicates an ability to generate increased revenue without a commensurate increase in the staffing and equipment and third party services and, therefore, would indicate greater efficiencies in our operations. However, a bank’s efficiency ratio can be adversely affected by factors such as the opening of new banking offices, the revenues of which usually lag behind the expenses that a bank must incur to staff and open the new offices.

        Notwithstanding the increase in the dollar amount of our noninterest expense in the first quarter this year, as compared to the first quarter last year, we were able to keep our efficiency ratio essentially unchanged, at 70.4% for the first quarter this year, as compared to 70.2% in the first quarter last year, largely because we were able to increase our net interest income by increasing the volume of loans we generated at our existing Financial Centers. That increase in net interest income more than offset the decline in noninterest income and largely offset the increases in noninterest expense that were attributable not only to increased lending and deposit activity at our existing Financial Centers, but also the costs associated with the opening of our new Long Beach Financial Center in September 2004.

Due largely to the opening of our new Ontario Financial Center, which is currently scheduled for late spring of 2005, we expect noninterest expense to increase during the balance of 2005, which could also cause our efficiency ratio to increase during that period.

Asset/Liability Management

The primary objective of asset/liability management is to reduce our exposure to interest rate fluctuations, which can affect our net interest margins and, therefore, our net interest income and net earnings. We seek to achieve this objective by matching interest rate sensitive assets and liabilities, and maintaining the maturities and the repricing of these assets and liabilities at appropriate levels in response to the changes in the interest rate environment. Generally, if rate sensitive assets exceed rate sensitive liabilities, net interest income will be positively impacted during a rising interest rate environment and negatively impacted during a declining interest rate environment. When rate sensitive liabilities exceed rate sensitive assets, net interest income generally will be positively impacted during a declining interest rate environment and negatively impacted during a rising interest rate environment. However, because interest rates for different asset and liability products offered by depository institutions respond differently to changes in the interest rate environment, the relationship or “gap” between interest sensitive assets and interest sensitive liabilities is only a general indicator of interest rate sensitivity and how our net interest income might be affected by changing rates of interest.

For example, rates on certain assets or liabilities typically lag behind changes in market rates of interest. Additionally, prepayments of loans and securities available for sale, and early withdrawals of certificates of deposit, could cause the interest sensitivities to vary.

The table below sets forth information concerning our rate sensitive assets and liabilities at March 31, 2005. The assets and liabilities are classified by the earlier of maturity or repricing dates in accordance with their contractual terms. As is described above, certain shortcomings are inherent in the method of analysis presented in this table.

	Three Months or Less	Over Three Through Twelve Months	Over One Year Through Five Years	Over Five Years	Non - Interest- Bearing	Total
	(Dollars in thousands)
Assets
Interest-bearing deposits in other financial institutions	$473	$—	$—	$—	$—	$473
Investment in unconsolidated trust subsidiaries	—	—	—	837	—	837
Securities available for sale	15,610	38,437	110,913	48,333	—	213,293
Federal Reserve Bank and Federal Home Loan Bank stock	10,819	—	—	—	—	10,819
Federal funds sold	62,900	—	—	—	—	62,900
Loans, gross	247,969	52,330	236,384	22,924	—	559,607
Non-interest earning assets, net	—	—	—	—	45,935	45,935

Total assets	$337,771	$90,767	$347,297	$72,094	$45,935	$893,864

Liabilities and Shareholders Equity
Noninterest-bearing deposits	$—	$—	$—	$—	$201,045	$201,045
Interest-bearing deposits	199,625	127,590	43,130	—	—	370,345
Borrowings	27,854	106,000	67,000	—	—	200,854
Junior subordinated debentures	22,682	5,155	—	—	—	27,837
Other liabilities	—	—	—	—	18,743	18,743
Shareholders’ equity	—	—	—	—	75,040	75,040

Total liabilities and shareholders equity	$250,161	$238,745	$110,130	$0	$294,828	$893,864

Interest rate sensitivity gap	$87,610	$(147,978)	$237,167	$72,094	$(248,893)

Cumulative interest rate sensitivity gap	$87,610	$(60,368)	$176,799	$248,893	$—

Cumulative % of rate sensitive assets in maturity period	38%	48%	87%	95%	100%

Rate sensitive assets to rate sensitive liabilities	135%	38%	315%	N/A	N/A

Cumulative ratio	135%	88%	130%	142%	N/A

At March 31, 2005, our rate sensitive balance sheet was shown to be in a negative twelve-month gap position. This implies that our net interest margin would decrease in the short–term if interest rates rise and would increase in the short-term if interest rates were to fall. However, as noted above, the extent to which our net interest margin will be impacted by changes in prevailing interests rates will depend on a number of factors, including how quickly rate sensitive assets and liabilities react to interest rate changes, the mix of our interest earning assets (loans versus other lower yielding interest earning assets, such as securities) and the mix of our interest bearing deposits (between for example, lower interest core deposits and higher cost time certificates of deposit) and our other interest bearing liabilities.

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

Mortgage loan commitments to borrowers and rate lock commitments with investors in mortgage loans are non-designated as derivative instruments and are included in mortgage loans held for sale in our balance sheets, and gains and losses resulting from these derivative instruments are included in gains on sales of loans in the Company’s consolidated statements of income.

Financial Condition

Assets

Our total consolidated assets increased by $48 million, or 6%, to $894 million at March 31, 2005 from $846 million at December 31, 2004, primarily as a result of increases in loan volume. That increase was funded by increases in borrowings and, to a lesser extent, increases in deposits.

The following table sets forth the composition of our interest earning assets at:

	March 31, 2005	December 31, 2004
	(In thousands)
Federal funds sold	$62,900	$69,600
Interest-bearing deposits with financial institutions	473	738
Federal Reserve Bank and Federal Home Loan Bank Stock, at cost	10,819	10,662
Securities available for sale, at fair value	213,293	169,412
Loans and loans held for sale (net of allowances of $4,152 and $4,032, respectively)	555,455	554,175

Loans Held for Sale

Loans held for sale in the secondary market, which consist primarily of mortgage loans, totaled $30 million at March 31, 2005, a decrease of $12 million from $42 million at December 31, 2004. Loans held for sale are carried at the lower of cost or estimated fair value in the aggregate except for those designated as fair value hedges, which are carried at fair value. There were $25 million of loans held for sale designated as fair value hedges at March 31, 2005, and there were no ineffective hedges. Net unrealized losses on loans held for sale, if any, are recognized through a valuation allowance by charges to income. As of March 31, 2005, we had a valuation allowance of approximately $35,000 representing net unrealized losses related to these loans held for sale and unfunded commitments to make such loans.

Loans

The following table sets forth the composition, by loan category, of our loan portfolio, excluding mortgage loans held for sale, at March 31, 2005 and December 31, 2004:

	March 31, 2005		December 31, 2004
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial loans	$149,997	28.3%	$132,964	25.8%
Real estate loans	181,248	34.3%	174,520	33.7%
Residential mortgage loans	161,044	30.4%	173,194	33.6%
Construction loans	31,233	5.9%	29,731	5.8%
Consumer loans	5,809	1.1%	5,471	1.1%

Gross loans	529,331	100.0%	515,880	100.0%

Deferred fee (income) costs, net	132		(21)
Allowance for loan losses	(4,152)		(4,032)

Loans, net	$525,311		$511,827

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

The following tables set forth the maturity distribution of our loan portfolio (excluding consumer and residential mortgage loans and mortgage loans held for sale) at March 31, 2005:

	March 31, 2005
	One Year or Less	Over One Year Through Five Years	Over Five Years	Total
	(Dollars in thousands)
Real estate and construction loans(1)
Floating rate	$37,295	$34,675	$118,215	$190,185
Fixed rate	182	15,644	6,470	22,296
Commercial loans
Floating rate	78,527	36,803	9,535	124,865
Fixed rate	6,287	17,175	1,670	25,132

Total	$122,291	$104,297	$135,890	$362,478

(1)	Does not include mortgage loans on single and multi-family residences and consumer loans, which totaled $161.0 million and $5.8 million, respectively, at March 31, 2005.

Allowance for Loan Losses and Nonperforming Loans

Allowance for Loan Losses. The allowance for loan losses (the “Allowance”) at March 31, 2005 was $4.2 million, which represented about 0.78% of the loans outstanding at March 31, 2005, as compared to $4.0 million, or 0.78%, of the loans outstanding at December 31, 2004, in each case exclusive of loans held for sale.

We carefully monitor changing economic conditions, the loan portfolio by category, the financial condition of borrowers, the history of the loan portfolio, and we follow bank regulatory guidelines in determining the adequacy of the Allowance. We believe that the Allowance at March 31, 2005 is adequate to provide for losses inherent in the loan portfolio. However, as the volume of loans increases, additional provisions for loan losses will be required to maintain the Allowance at adequate levels. Additionally, the Allowance was established on the basis of assumptions and judgments regarding such matters as economic conditions and trends and the condition of borrowers, historical industry loan loss data and regulatory guidelines, and actual loan losses in the future could vary from the losses predicted on the basis of those assumptions, judgments and guidelines. For example, if economic conditions were to deteriorate, or interest rates were to increase, which would have the effect of increasing the risk that borrowers would encounter difficulties meeting their loan payment obligations, it could become necessary to increase the Allowance by means of additional provisions for loan losses. See “—Results of Operations—Provision for Loan Losses” above.

Set forth below is a summary of the transactions in the allowance for loan losses for the three months ended March 31, 2005 and the year ended December 31, 2004:

	March 31, 2005	December 31, 2004
	(In thousands)
Balance, beginning of period	$4,032	$3,943
Provision for loan losses	120	973
Amounts charged off	0	(884)

Balance, end of period	$4,152	$4,032

The $884,000 charge off during fiscal year ended December 31, 2004, primarily represents one loan that had been fully reserved and included in the Allowance at December 31, 2003.

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

At March 31, 2005 and December 31, 2004, we had a $11,000 loan that was delinquent 90 days or more and which was classified as a nonaccrual and impaired loan. We had no loans delinquent 90 days or more with principal still accruing interest or any restructured loans at March 31, 2005 or December 31, 2004.

Deposits

Average Balances of and Average Interest Rates Paid on Deposits. Set forth below are the average amounts (in thousands) of, and the average rates paid on, deposits for the three months ended March 31, 2005:

	Three Months Ended March 31, 2005
	Average Balance	Average Rate
	(In thousands)
Noninterest-bearing demand deposits	$184,899	—
Interest-bearing checking accounts	21,665	0.54%
Money market and savings deposits	136,802	1.76%
Time deposits	202,147	2.71%

Total deposits	$545,513	1.47%

Deposit Totals. Deposits totaled $571 million at March 31, 2005 as compared to $534 million at December 31, 2004. At March 31, 2005, noninterest-bearing deposits comprised $201 million, or 35% of total deposits, as compared to $175 million, or 33%, of total deposits at December 31, 2004. By comparison, certificates of deposit in denominations of $100,000 or more comprised $109 million, or 19%, of total deposits at March 31, 2005 and $99 million, or 19%, of total deposits at December 31, 2004.

Set forth below is a maturity schedule of domestic time certificates of deposit outstanding at March 31, 2005:

	At March 31, 2005
	Certificates of Deposit Under $100,000	Certificates of Deposit $100,000 or more
	(In thousands)
Maturities:
Three months or less	$12,676	$24,253
Over three and through twelve months	63,329	69,511
Over twelve months	27,832	15,299

Total	$103,837	$109,063

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

Since we derive substantially all of our revenues from interest and noninterest income, and interest expense is our most significant expense, we report the net interest income (interest income less interest expense) and noninterest income (primarily net gains on sales of loans held for sale and fee income) for each of these segments. Set forth below are the net interest income and noninterest income for each of those business segments for the three months ended March 31, 2005 and 2004. The Company does not allocate general and administrative expenses or income taxes to the segments. Also set forth in the following table are the assets allocated to each of these business segments at March 31, 2005 and December 31, 2004.

	Commercial	Mortgage	Other	Total
	(Dollars in thousands)
Net interest income for the period ended:
March 31, 2005	$4,723	$1,316	$530	$6,569
March 31, 2004	$3,109	$614	$1,457	$5,180
Noninterest income for the period ended:
March 31, 2005	$377	$507	$34	$918
March 31, 2004	$251	$542	$437	$1,230
Segment Assets at:
March 31, 2005	$452,665	$104,622	$336,577	$893,864
December 31, 2004	$436,393	$120,224	$288,922	$845,539

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

Cash flow Provided by Financing Activities. Cash flow of $34 million was provided by financing activities during the three months ended March 31, 2005, the source of which consisted primarily of net increases of $38 million in deposits, offset somewhat by a decrease of $4 million in net borrowings.

Cash flow From Operating Activities. Cash flow of $29 million was provided by our operating activities in the three months ended March 31, 2005, primarily from sales of loans held for sale of $75 million, offset by the origination of loans held for sale, which totaled $62 million and $15 million in other liabilities, primarily representing the purchase of mortgage backed securities which settled in April 2005.

Cash flow Used in Investing. Cash flow used in investing activities in the three months ended March 31, 2005 was $60 million, primarily to fund an increase of $14 million in loans and $60 million of purchases of investment securities available for sale, offset somewhat by $13 million proceeds from principal payments received on investment securities available for sale in the three months ended March 31, 2005.

Our liquid assets, which included cash and due from banks, federal funds sold, interest earning deposits with financial institutions and unpledged securities available for sale (excluding Federal Reserve Bank and Federal Home Loan Bank stock) totaled $184 million or 21% of total assets at March 31, 2005.

The relationship between gross loans and total deposits provides a useful measure of our liquidity. Since repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loan-to-deposit ratio the less liquid are our assets. On the other hand, since we realize greater yields and higher interest income on loans than we do on investments, a lower loan-to-deposit ratio can adversely affect interest income and earnings. As a result, our goal is to achieve a loan-to-deposit ratio that appropriately balances the requirements of liquidity and the need to generate a fair return on assets. At March 31, 2005, the ratio of loans-to-deposits (excluding loans held for sale) was 92%, compared to 96% at December 31, 2004.

Off Balance Sheet Arrangements

Loan Commitments and Standby Letters of Credit. In order to meet the financing needs of our customers in the normal course of business, we make commitments to extend credit and issue standby commercial letters of credit to or for our customers. At March 31, 2005 and December 31, 2004, we were committed to fund certain loans (inclusive of mortgages held for sale) amounting to approximately $163 million and $167 million, respectively.

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

Contractual Obligations

Borrowings. As of March 31, 2005, we had $67 million of outstanding long-term borrowings and $123 million of outstanding short-term borrowings that we had obtained from the Federal Home Loan Bank. The table below sets forth the amounts, in thousands of dollars, the interest rates we pay on, and the maturity dates of these Federal Home Loan Bank borrowings. These borrowings, along with the securities sold under agreements to repurchase, have a weighted-average annualized interest rate of 2.57%.

Principal Amounts	Interest Rate	Maturity Dates	Principal Amounts	Interest Rate	Maturity Dates
(Dollars in thousands)			(Dollars in thousands)
5,000	2.33%	June 15, 2005	$5,000	2.50%	February 21, 2006
5,000	2.31%	June 17, 2005	6,000	2.34%	February 28, 2006
7,000	2.29%	June 24, 2005	5,000	3.26%	April 10, 2006
5,000	2.95%	August 15, 2005	5,000	3.13%	June 19, 2006
5,000	2.24%	August 29, 2005	5,000	2.76%	August 9, 2006
10,000	2.70%	September 19, 2005	2,000	2.94%	August 28, 2006
3,000	1.93%	September 19, 2005	3,000	2.56%	September 18, 2006
5,000	1.76%	September 30, 2005	3,000	2.49%	September 25, 2006
5,000	2.34%	October 13, 2005	5,000	2.39%	October 2, 2006
7,000	2.34%	November 14, 2005	2,000	2.40%	October 2, 2006
5,000	2.35%	November 14, 2005	7,000	3.18%	November 12, 2006
5,000	2.33%	November 17, 2005	5,000	2.69%	December 12, 2006
5,000	2.33%	November 21, 2005	5,000	2.67%	December 18, 2006
7,000	2.41%	January 9, 2006	4,000	2.50%	January 22, 2007
6,000	1.94%	January 23, 2006	5,000	2.57%	February 12, 2007
10,000	2.74%	January 30, 2006	3,000	3.14%	September 18, 2007
5,000	2.66%	February 2, 2006	2,000	3.06%	September 24, 2007
7,000	3.18%	February 3, 2006	1,000	2.91%	October 1, 2007
5,000	2.00%	February 13, 2006	5,000	3.45%	February 11, 2009

At March 31, 2005, U.S. Agency and Mortgage Backed securities, U.S. Government agency securities and collateralized mortgage obligations with an aggregate fair market value of $120 million and $107 million of residential mortgage and other real estate secured loans were pledged to secure these Federal Home Loan Bank borrowings, repurchase agreements, local agency deposits, and Treasury, tax and loan accounts.

The highest amount of borrowings outstanding at any month end during the three months ended March 31, 2005 consisted of $190 million of borrowings from the Federal Home Loan Bank and $15 million of overnight borrowings in the form of securities sold under repurchase agreements. During 2004, the highest amount of borrowings outstanding at any month end consisted of $191 million of advances from the Federal Home Loan Bank and $17 million of overnight borrowings in the form of securities sold under repurchase agreements.

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

Set forth below is certain information regarding the terms of the Debentures that were outstanding as of March 31, 2005:

Original Issue Dates	Principal Amount	Interest Rate	Maturity Date
	(In thousands)
June 2002	$5,000	LIBOR plus 3.75%(1)	June 2032
August 2002	$5,000	LIBOR plus 3.625%(2)	August 2032
September 2002	$7,000	LIBOR plus 3.40%(1)	September 2032
October 2004	$10,000	LIBOR plus 2.00%(1)	October 2034

Total	$27,000

(1)	Interest rate resets quarterly.

(2)	Interest rate resets semi-annually.

These Debentures have quarterly or semi-annual interest payments, which may be deferred until the first redeemable date, and are redeemable at our option beginning 5 years after their respective original issue dates.

Under the Federal Reserve Board rulings, the borrowings evidenced by the Debentures, which are subordinated to all of our other borrowings that are outstanding or which we may obtain in the future, are eligible (subject to certain dollar limitations) to qualify and, at March 31, 2005, $25.9 million of those Debentures qualified as Tier I capital, for regulatory purposes. The remaining $1.9 million qualified as Tier II capital for regulatory purposes. See discussion below under the subcaption “—Regulatory Capital Requirements.”

Investment Policy and Securities Available for Sale

Our investment policy is designed to provide for our liquidity needs and to generate a favorable return on investments without undue interest rate risk, credit risk or asset concentrations.

Our investment policy:

•	authorizes us to invest in obligations issued or fully guaranteed by the United States Government, certain federal agency obligations, time deposits issued by federally insured depository institutions, municipal securities and in federal funds sold;

•	provides that the weighted average maturities of U.S. Government obligations and federal agency securities cannot exceed 10 years and municipal obligations cannot exceed 25 years;

•	provides that time deposits must be placed with federally insured financial institutions, cannot exceed $100,000 in any one institution and may not have a maturity exceeding 60 months; and

•	prohibits engaging in securities trading activities.

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

The following is a summary of the major components of securities available for sale and a comparison of the amortized cost, estimated fair values and gross unrealized gains and losses as of March 31, 2005 and December 31, 2004:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(Dollars in thousands)
March 31, 2005
Securities Available For Sale:
Mortgage Backed Securities	$196,965	$26	$4,053	$192,938
Collateralized Mortgage Obligations	19,833	0	473	19,360

Total Government and Agencies Securities	216,798	26	4,526	212,298
Mutual Fund	995	0	0	995

Total Securities Available For Sale	$217,793	$26	$4,526	$213,293

December 31, 2004
Securities Available For Sale:
U.S. Agencies and Mortgage Backed Securities	$160,405	$14	$2,383	$158,036
Collateralized Mortgage Obligations	10,487	3	122	10,368

Total Government and Agencies Securities	170,892	17	2,505	168,404
Fannie Mae Trust Preferred Stock	1,008	0	0	1,008

Total Securities Available For Sale	$171,900	$17	$2,505	$169,412

At March 31, 2005, U.S. Agencies and Mortgage Backed securities, U.S. Government agency securities and collateralized mortgage obligations with an aggregate fair market value of $129 million were pledged to secure Federal Home Loan Bank borrowings, repurchase agreements, local agency deposits and Treasury, tax and loan accounts.

The amortized cost and estimated fair value, at March 31, 2005, of securities available for sale are shown in the table below by contractual maturities and historical prepayments based on the prior three months of principal payments. Expected maturities will differ from contractual maturities and historical prepayments, particularly with respect to collateralized mortgage obligations, because borrowers may react to interest rate market conditions differently than the historical prepayment rates.

	Maturing in
	One year or less	Over one year through five years	Over five years through ten years	Over ten years	Total
(Dollars in thousands)
Securities available for sale, amortized cost	$49,047	$106,426	$50,582	$11,738	$217,793
Securities available for sale, estimated fair value	48,077	104,265	49,320	11,631	213,293
Weighted average yield	3.32%	3.63%	3.99%	4.14%	3.67%

The table below shows as of March 31, 2005, the gross unrealized losses and fair values of our investments, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	Securities With Unrealized Loss as of March 31, 2005
	Less than 12 months		12 months or more		Total
(Dollars In thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
US Agencies and Mortgage Backed Securities	$68,525	$1,058	$105,148	$2,995	$173,673	$4,053
Collateralized Mortgage Obligations	15,360	228	4,000	245	19,360	473

Total Temporarily impaired securities	$83,885	$1,286	$109,148	$3,240	$193,033	$4,526

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

Capital Resources

Capital Regulatory Requirements Applicable to Banking Institutions. Under federal banking regulations that apply to all United States based bank holding companies and federally insured banks, the Company (on a consolidated basis) and the Bank (on a stand-alone basis) must meet specific capital adequacy requirements that, for the most part, involve quantitative measures that determine the ratios of their capital to their assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Under those regulations, based primarily on those quantitative measures each bank holding company and each federally insured bank is determined by its primary federal bank regulatory agency to come within one of the following categories.

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

The following table sets forth the amounts of capital and capital ratios of the Company (on a consolidated basis) and the Bank (on a stand alone basis) at March 31, 2005, as compared to the respective minimum regulatory requirements applicable to them.

			Applicable Federal Regulatory Requirement
	Amount	Ratio	Capital Adequacy Purposes		Amount	Ratio
	(Dollars in thousands)
Total Capital to Risk Weighted Assets:
Company	$109,708	17.1%	$51,403	At least 8.0%	$64,253	At least 10.0%
Bank	68,901	10.9%	50,776	At least 8.0%	63,471	At least 10.0%
Tier 1 Capital to Risk Weighted Assets:
Company	$103,625	16.1%	$25,701	At least 4.0%	$38,552	At least 6.0%
Bank	64,772	10.2%	25,388	At least 4.0%	38,082	At least 6.0%
Tier 1 Capital to Average Assets:
Company	$103,625	12.1%	$34,229	At least 4.0%	$42,786	At least 5.0%
Bank	64,772	7.6%	34,063	At least 4.0%	42,578	At least 5.0%

As of March 31, 2005, based on applicable capital regulations, the Company (on a consolidated basis) and the Bank (on a stand-alone basis) qualified as well capitalized institutions under the capital adequacy guidelines described above.

Our consolidated total capital and Tier 1 capital of the Company, at March 31, 2005, include approximately $25.9 million of long term indebtedness evidenced by the Junior Subordinated Debentures that we issued in 2002 and 2004 in connection with the sale of trust preferred securities. The remaining $1.9 million was classified as Tier II capital. See “—Financial Condition—Contractual Obligations” above. We contributed $23 million of the net proceeds from the sale of the trust preferred securities to the Bank, thereby, increasing its total capital and Tier 1 capital.

Dividend Policy. The Company intends to retain earnings to support future growth and, therefore, does not expect to pay dividends for at least for the next 6-12 months.

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

National economic conditions and changes in Federal Reserve Board monetary policies could affect our operating result.

Our ability to achieve and sustain our profitability is substantially dependent on our net interest income. Like most banking organizations and other depository institutions, our interest income is affected by a number of factors outside of our control, including changes in market rates of interest, which in turn are affected by changes in national economic conditions and national monetary policies adopted by the Federal Reserve Board. From 2001 and continuing until June 30, 2004, the Federal Reserve Board followed a policy of reducing interest rates in an effort to stimulate the national economy. Those interest rate reductions, coupled with sluggishness in the economy, led to decreases in our net interest margin during 2003 and made it more difficult to increase earnings. We cannot predict whether the improvement in the economy will continue or whether the Federal Reserve Board’s recent increases in interest rates, which have totaled 175 basis points since June 2004, will succeed in lessening the downward pressure on net interest margins that was prevalent through most of the last three years.

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

Other Risks

Other risks that could affect our future financial performance are described in the Section entitled “Risk Factors” in the Prospectus dated December 8, 2003, included in our S-2 Registration Statement filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended, and in our Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, and readers are urged to review those risks as well.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures in effect as of March 31, 2005. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2005, our disclosure controls and procedures were effective to provide reasonable assurance that material information, relating to the Company and its consolidated subsidiaries, required to be included in our Exchange Act reports, including this Quarterly Report on Form 10-Q, is made known to management, including the Chief Executive Officer and Chief Financial Officer, on a timely basis.

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

The following documents are filed Exhibits to the Quarterly Report on Form 10-Q:

Exhibits:

Exhibit 31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act

Exhibit 31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act

Exhibit 32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act

Exhibit 32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC MERCANTILE BANCORP

Date: May 6, 2005	By:	/s/ NANCY A. GRAY
Nancy A. Gray, Chief Financial Officer

S-1

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act

32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act

E-1