Form 10-Q
period 2005-06-30
PACIFIC MERCANTILE BANCORP
filed 2005-08-09
CIK 1109546

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

10,176,008 shares of Common Stock as of August 3, 2005

PACIFIC MERCANTILE BANCORP

QUARTERLY REPORT ON FORM 10Q

FOR

THE QUARTER ENDED JUNE 30, 2005

PART I. – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands)

(unaudited)

	June 30, 2005	December 31, 2004
ASSETS
Cash and due from banks	$45,963	$26,509
Federal funds sold	8,700	69,600

Cash and cash equivalents	54,663	96,109
Interest-bearing deposits with financial institutions	560	738
Federal Reserve Bank and Federal Home Loan Bank Stock, at cost	12,019	10,662
Securities available for sale, at fair value	234,724	169,412
Loans held for sale, at fair value	27,771	42,348
Loans (net of allowances of $4,350 and $4,032, respectively)	578,050	511,827
Investment in unconsolidated subsidiaries	837	837
Accrued interest receivable	3,297	2,539
Premises and equipment, net	2,760	2,987
Other assets	7,864	8,080

Total assets	$922,545	$845,539

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$216,668	$175,329
Interest-bearing	368,084	358,234

Total deposits	584,752	533,563
Borrowings	226,262	204,754
Accrued interest payable	1,661	1,259
Other liabilities	4,421	3,150
Junior subordinated debentures	27,837	27,837

Total liabilities	844,933	770,563

Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, no par value, 2,000,000 shares authorized, none issued	—	—
Common stock, no par value, 20,000,000 shares authorized, 10,165,589 and 10,084,381 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	69,071	69,028
Retained earnings	10,024	7,420
Accumulated other comprehensive (loss)	(1,483)	(1,472)

Total shareholders’ equity	77,612	74,976

Total liabilities and shareholders’ equity	$922,545	$845,539

The accompanying notes are an integral part of these consolidated financial statements.

Part I. Item 1. (continued)

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except for per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Interest income:
Loans, including fees	$8,180	$5,801	$15,737	$10,853
Federal funds sold	292	136	648	201
Securities available for sale and stock	2,240	1,834	4,063	4,368
Interest-bearing deposits with financial institutions	2	3	7	6

Total interest income	10,714	7,774	20,455	15,428
Interest expense:
Deposits	2,247	1,692	4,223	2,234
Borrowings	1,596	1,142	3,045	3,304

Total interest expense	3,843	2,834	7,268	5,538

Net interest income	6,871	4,940	13,187	9,890
Provision for loan losses	230	258	350	873

Net interest income after provision for loan losses	6,641	4,682	12,837	9,017

Noninterest income	517	388	910	1,075
Noninterest expense	4,598	3,635	8,821	7,437

Income before income taxes	2,560	1,435	4,926	2,655
Income tax expense	1,051	607	2,032	1,089

Income from continuing operations	1,509	828	2,894	1,566
(Loss) income from discontinued operations, net of taxes	(133)	112	(290)	158

Net income	$1,376	$940	$2,604	$1,724

Net income (loss) per share basic:
Income from continuing operations	$0.15	$0.08	$0.29	$0.15
(Loss) income from discontinued operations	$(0.01)	$0.01	$(0.03)	$0.02
Net income	$0.14	$0.09	$0.26	$0.17

Net income (loss) per share diluted:
Income from continuing operations	$0.14	$0.08	$0.27	$0.14
(Loss) income from discontinued operations	$(0.01)	$0.01	$(0.03)	$0.02
Net income	$0.13	$0.09	$0.24	$0.16

Weighted average number of shares:
Basic	10,162,511	10,081,567	10,136,463	10,081,407
Diluted	10,529,150	10,514,706	10,548,663	10,512,786

The accompanying notes are an integral part of these consolidated financial statements.

Part I. Item 1. (continued)

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income	$1,376	$940	$2,604	$1,724
Other comprehensive gain, net of tax:
Change in unrealized gain (loss) on securities available for sale, net of tax effect	1,196	(2,234)	(11)	(1,513)

Total comprehensive income	$2,572	$(1,294)	$2,593	$211

The accompanying notes are an integral part of these consolidated financial statements.

Part I. Item 1. (continued)

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(unaudited)

	Six Months Ended June 30,
	2005	2004
Cash Flows From Operating Activities:
Income from continuing operations	$2,894	$1,566
(Loss) income from discontinued operations	(290)	158
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	555	553
Provision for loan losses	350	873
Net amortization of premium (discount) on securities	679	1,145
Net gains on sales of securities available for sale	—	(369)
Net gains on sales of loans held for sale	(903)	(907)
Net gain on sale of fixed assets	(15)	—
Net increase in accrued interest receivable	(758)	(297)
Net increase in other assets	(24)	(1,129)
Net decrease (increase) in deferred taxes	246	(1,262)
Net decrease in accrued interest payable	402	69
Net decrease in other liabilities	1,271	100
Proceeds from sales of loans held for sale	105,653	163,255
Originations and purchases of loans held for sale	(90,159)	(166,875)
Mark to market gain adjustment of loans held for sale	(14)	(41)
Mark to market gain adjustment of equity securities	(22)	—

Net cash provided by (used in) operating activities	19,865	(3,161)
Cash Flows From Investing Activities:
Net decrease (increase) in interest-bearing deposits with financial institutions	178	(3)
Maturities of, proceeds from sales of and principal payments received for securities available for sale and other stock	27,640	97,308
Purchase of securities available for sale and other stock	(94,983)	(66,499)
Net increase in loans	(66,573)	(104,739)
Proceeds from sale of fixed assets	15	—
Purchases of premises and equipment	(328)	(157)

Net cash used in investing activities	(134,051)	(74,090)
Cash Flows From Financing Activities:
Net increase in deposits	51,189	39,695
Offering expenses from sale of common stock	—	(38)
Proceeds from exercise of stock options	43	7
Net increase in borrowings	21,508	32,559

Net cash provided by financing activities	72,740	72,223

Net increase in cash and cash equivalents	(41,446)	(5,028)
Cash and Cash Equivalents, beginning of period	96,109	59,785

Cash and Cash Equivalents, end of period	$54,663	$54,757

Supplementary Cash Flow Information:
Cash paid for interest on deposits and other borrowings	$7,346	$5,574

Cash paid for income taxes	$396	$880

Non-Cash Investing Activities:
Transfer of loan to other real estate owned	$—	$1,517
Net decrease in net unrealized gains and losses on securities held for sale, net of income tax	$(11)	$(1,513)

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

However, as described below under the subcaption “Discontinued Operations” in this Note 2, in the second quarter of this year, the Company decided to discontinue its wholesale mortgage lending business and, therefore, the financial information for that segment of our business is presented as discontinued operations, separate from the financial information for our commercial banking and securities brokerage business, which comprise our continuing operations.

Our consolidated financial position at June 30, 2005, and the consolidated results of our operations for the three and six month periods ended June 30, 2005, are not necessarily indicative of what our financial position will be as of the end of, or of the results of operations that may be expected for any other interim period during or for the full year ending December 31, 2005.

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

Nonperforming Loans and Other Assets

At June 30, 2005, we had $979,000 in nonaccrual and impaired loans, but we had no restructured loans and no loans that were past due as to principal for 90 days or more that were still accruing interest.

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

Stock-Based Employee Compensation Plans

The Company accounts for stock-based employee compensation as prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and has adopted the disclosure provisions of Statements of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock Based Compensation.” SFAS No. 123 requires pro-forma disclosures of the Company’s net income and net income per share as if the fair value based method of accounting for stock based awards had been applied. Under the fair value based method, compensation cost is recorded based on the value of the award at the grant date and is recognized over the employee’s period of service with the Company. The Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share-Based Payment” in December 2004, which requires entities that grant stock options and shares to employees to recognize the fair value of those options and shares as compensation cost over the service (vesting) period in their financial statements. SFAS No. 123(R) is effective beginning in the first quarter of fiscal years ending after June 15, 2005. Accordingly, in the Company’s case SFAS No. 123(R) will be effective as of January 1, 2006. SFAS No. 123(R) is expected to result in an increase in our reported compensation expense; however, the materiality of SFAS No. 123(R) on our results of operations cannot be accurately estimated at this time, as that will depend on the market values of our shares, and the amounts of share based awards that we may grant, in future periods.

Effective March 2, 1999, our Board of Directors adopted, and in January 2000 our shareholders approved, the 1999 Stock Option Plan (the “1999 Option Plan”). That Plan authorizes the granting of options to directors, officers and other key employees that entitle them to purchase shares of common stock of the Company at a price per share equal to or above the fair market value of the Company’s shares on the respective grant dates of the awards. Options may vest immediately or over various periods, generally ranging up to five years, as determined by the Company’s Compensation Committee at the time it approves the grant of options under the 1999 Option Plan. Options may be granted for terms of up to 10 years, but will terminate upon termination of service, if sooner. A total of 1,248,230 shares were authorized for issuance under the 1999 Option Plan (which number has been adjusted for stock splits effectuated subsequent to the Plan’s adoption).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.-)

2.	Significant Accounting Policies (Cont.-)

Effective February 17, 2004, the Board of Directors adopted the Pacific Mercantile Bancorp 2004 Stock Incentive Plan (the “2004 Plan”), which was approved by the Company’s shareholders in May 2004. That Plan authorizes the granting of options and rights to purchase restricted stock to directors, officers and other key employees, that entitle them to purchase shares of common stock of the Company at a price per share equal to or above the fair market value of the Company’s shares on the date the option is granted or the stock purchase rights are awarded. Options and restricted stock purchase rights may vest immediately or over various periods of up to five years, determined by the Company’s Compensation Committee at the time the options are granted or the stock purchase rights are awarded. Options may be granted under the 2004 Plan for up to 10 years after the grant date, but will terminate upon termination of service, if sooner. In the case of restricted stock purchase rights, they generally will expire, if not exercised, within 15 days of the date of the award. Any unvested shares, subject to restricted purchase rights, will become subject to repurchase by the Company in the event of a termination of employment or service of the holder of the stock purchase right. A total of 400,000 shares were authorized for issuance under the 2004 Plan.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2005	2004	2005	2004
Net Income:
As reported	$1,376	$940	$2,604	$1,724
Deduct: Total stock-based employee compensation expense determined under Fair value based method for all awards, net of related tax effects	134	187	265	296

Pro forma	$1,242	$753	$2,339	$1,428

Income Per Share as Reported:
Basic	$0.14	$0.09	$0.26	$0.17
Diluted	0.13	0.09	0.24	0.16
Income Per Share Pro Forma:
Basic	$0.12	$0.07	$0.23	$0.14
Diluted	0.12	0.07	0.22	0.14
Weighted Average Number of Shares:
Basic	10,162,511	10,081,567	10,136,463	10,081,407
Diluted	10,529,150	10,514,706	10,548,663	10,512,786

The fair values of the options that were outstanding under the 1999 and 2004 Plans were estimated as of their respective dates of grant using the Black-Scholes option-pricing model. The following table summarizes the weighted average assumptions used for grants in the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
Assumptions with respect to:	2005	2004	2005	2004
Expected volatility	43.38%	57.00%	46.31%	57.00%
Risk-free interest rate	3.97%	3.22%	3.69%	3.06%
Expected dividend yield	1.04%	1.22%	1.04%	1.22%
Expected life of the option	5 years	5 years	5 years	5 years

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.-)

2.	Significant Accounting Policies (Cont.-)

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

In May 2005, the FASB issued FASB Statement No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”). SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It requires, unless impracticable, retrospective application for reporting changes in accounting principle in the absence of explicit transition requirements specific to this newly adopted accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS No. 154 to have a material impact on our financial condition or operating results.

Reclassification

Certain amounts in the accompanying 2004 consolidated financial statements, including amounts related to discontinued business, have been reclassified to conform to 2005 presentation.

Commitments and Contingencies

To meet the financing needs of its customers in the normal course of business, the Company is party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements. At June 30, 2005, the Company was committed to fund loans totaling approximately $237 million (inclusive of $14 million of mortgage loans that, if funded, will be held for sale as part of our discontinued operations). The contractual amounts of credit-related financial instruments such as commitments to extend credit, credit-card arrangements, and letters of credit represent the amounts of potential accounting loss should the contract be fully drawn upon, the customer default, and the value of any existing collateral become worthless.

The Company uses the same credit policies in making commitments to extend credit and conditional obligations as it does for on-balance sheet instruments. Commitments generally have fixed expiration dates; however, since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s credit worthiness on a case-by-case basis, using the same credit underwriting standards that are employed in making commercial loans. The amount of collateral obtained, if deemed necessary by the Company upon an extension of credit, is based on management’s credit evaluation of the customer. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, real estate and income-producing commercial properties.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.-)

2.	Significant Accounting Policies (Cont.-)

In the ordinary course of business, we are subject to legal actions normally associated with financial institutions. At June 30, 2005, we were not a party to any pending legal action that is expected to be material to our consolidated financial condition or results of operations.

Discontinued Business

In the second quarter this year, we decided to discontinue our wholesale mortgage lending business and to focus our capital and other resources on the growth of its commercial banking business. As a result, our commercial banking and retail brokerage business comprises our continuing operations with commercial banking the only reportable business segment; while the wholesale mortgage lending business has been classified as discontinued operations. We are in the process of winding down the operations of the wholesale mortgage lending business and expect to complete our exit from that business by the end of the third quarter of 2005.

The operating results of the discontinued wholesale mortgage lending business included in the accompanying consolidated statements of income, are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
	(In thousands)
Income (loss) from discontinued operations, before income taxes	$(225)	$190	$(492)	$268
Income tax (expense) benefit	(92)	78	(202)	110

(Loss) income from discontinued operations, net of taxes(1)	$(133)	$112	$(290)	$158

(1)	Contributing to the losses, before taxes, incurred by discontinued operations in the three and six month periods ended June 30, 2005, were charges aggregating $104,000 that were attributable to write downs in the carrying value of software used in that business and severance payments.

As of June 30, 2005 and December 31, 2004, loans held for sale by the wholesale mortgage lending division totaled $28 million and $42 million, respectively.

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

The following discussion presents information about our consolidated results of operations for the three and six month periods ended June 30, 2005 and 2004 and our consolidated financial condition, liquidity and capital resources at June 30, 2005 and should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Report.

Additionally, except where otherwise noted, the following discussion of our results of operation and financial condition relates almost entirely to the results of operations and the assets and liabilities of our continuing operations, which consist primarily of the provision of commercial banking services and excludes our discontinued wholesale mortgage lending business, which is in the process of being wound down. See Note 2 of the Notes to our Consolidated Financial Statements included elsewhere in this Report for further information relating to our discontinued operations.

Forward-Looking Information

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

Derivative Financial Instruments. The derivative financial instruments that we enter into consist primarily of interest rate lock commitments that are designed to hedge mortgage loans held for sale that were originated by our wholesale mortgage loan division, the operations of which are classified in the consolidated financial statements in this Report as discontinued operations. At June 30, 2005, approximately $17 million, or 61%, of mortgage loans held for sale were hedged. We estimate the fair value of mortgage loans held for sale based on period end market interest rates obtained from various mortgage investors. The fluctuations in the fair values of the mortgage loans held for sale are reflected in our consolidated statements of financial condition and, correspondingly, as adjustments to our noninterest income. We also enter into non-designated derivative instruments relating to mortgage loan interest rate lock commitments with borrowers and investors in order to reduce our exposure to adverse fluctuations in interest rates. At June 30, 2005 we had $12 million of mortgage loan commitments identified as non-designated derivative instruments. We did not have any significant ineffective hedges at June 30, 2005. Due to the decision to discontinue the wholesale mortgage lending operations, we expect that the amount of these interest rate lock commitments will decline and will cease to be material to our operating results after this year.

Discontinued Business

The Bank decided in June 2005 to exit the wholesale mortgage banking business in order to concentrate its capital and other resources on expanding its successful commercial banking business. This was based on a number of factors, which included the steady growth achieved in, and the opportunities to further expand, the Bank’s commercial lending business; increases in the costs of operations of the wholesale mortgage banking business and, therefore, the prospect that, by exiting that business, we will be able to improve the efficiency of our operations; an anticipated increase in the variability of the period-to-period operating results of the wholesale mortgage banking business, which would make it more difficult to achieve consistency and predictability in our result of operations; and the amount of capital that would be required to grow and improve the profitability of the wholesale mortgage banking business, particularly in the face of the changing interest rate and market environment. The wholesale mortgage loan operations are in the process of being wound down and we expect to complete our exit from that business by the end of the third quarter of 2005.

Overview of Operating Results in the Three and Six Months ended June 30, 2005

The following table sets forth information regarding the interest income that we generated, the interest expense that we incurred, our net interest income, noninterest income, noninterest expense, and our net income and net income per share for the three and six months ended June 30, 2005 and 2004.

	Three Months Ended June 30,			Six Months Ended June 30,
	2005 Amount	2004 Amount	Percent Change	2005 Amount	2004 Amount	Percent Change
	(Unaudited)			(Unaudited)
	(Dollars in thousands except per share data)
Interest income	$10,714	$7,774	37.8%	$20,455	$15,428	32.6%
Interest expense	3,843	2,834	35.6%	7,268	5,538	31.2%

Net interest income	$6,871	$4,940	39.1%	$13,187	$9,890	33.3%
Noninterest income	$517	$388	33.3%	$910	$1,075	(15.4)%
Noninterest expense	$4,598	$3,635	26.5%	$8,821	$7,437	18.6%
Income from continuing business(1)	$1,509	$828	82.3%	$2,894	$1,566	84.8%
Income from discontinued business(1)	$(133)	$112	(218.8)%	$(290)	$158	(283.5)%
Net income	$1,376	$940	46.4%	$2,604	$1,724	51.0%
Net income per share—diluted
Income from continuing operations	$0.14	$0.08	75.0%	$0.27	$0.14	92.9%
Income from discontinued operations	$(0.01)	$0.01	(200.0)%	$(0.03)	$0.02	(250.0)%
Net income per share—diluted	$0.13	$0.09	44.4%	$0.24	$0.16	50.0%
Weighted average number of diluted shares	10,529,150	10,514,706	0.1%	10,548,663	10,512,786	0.3%

(1) Net of taxes

Key Factors Affecting Operating Results in the Three and Six Months Ended June 30, 2005

•	Increase in Net Interest Income. The increases in net interest income in the three and six month periods ended June 30, 2005, as compared to the corresponding periods of 2004, were primarily the result of growth in the volume of our core loans (loans exclusive of those held for sale). Core loans grew by $123 million, or 27%, to $578 million at June 30, 2005 from $455 million at June 30, 2004.

•	Improvement in Net Interest Margin. Net interest margin improved to 3.35% and 3.31%, respectively, in the three and six month periods ended June 30, 2005, as compared to 2.81% and 2.90%, respectively, in the corresponding three and six month periods of 2004. This improvement was due largely to (i) an increase in the volume of core loans, which generated higher yields than our other earning assets, and (ii) an increase in the yield on federal funds sold for the three and six month periods ended June 30, 2005, which improved to 2.80% and 2.55%, respectively, from 0.96% in both of the same periods of 2004 as a result of an increase, by the Federal Reserve Board (“FRB”), of 2.25% in the overnight funds rates over the last 12 months.

•	Increase in Noninterest Income in the Quarter Ended June 30, 2005. Noninterest income increased by $129,000, or 33%, to $517,000 in the quarter ended June 30, 2005, as compared to the corresponding quarter of 2004. That increase was primarily attributable to increases in service charges and fees and in other items of noninterest income such as commissions earned on brokerage services.

•	Decrease in Noninterest Income in the Six Months Ended June 30, 2005. Noninterest income decreased by $165,000, or 15%, in the six month period ended June 30, 2005. This decrease was primarily attributable to a decline during the first quarter this year, as compared to the first quarter of 2004, in gains on sale of securities available for sale (consisting primarily of mortgage backed securities).

•	Increase in Noninterest Expense, while improved Efficiency Ratio. Our noninterest expenses increased by $963,000, or 27%, and $1.4 million, or 19%, respectively, in the three and six month periods ended June 30, 2005, in each case as compared to the corresponding period of 2004. However, due to the increases in net interest income of 39% and 33%, respectively in those same three and six month periods, which more than offset the growth in operating expenses, our efficiency ratio (operating expenses as a percentage to total revenues) in the second quarter and six months ended June 30, 2005 improved to 62% and 63%, respectively, as compared to 68% in the same three and six month periods of 2004.

Set forth below are certain key financial performance ratios and other financial data from continuing operations for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Unaudited)		(Unaudited)
Return on average assets (1)	0.68%	0.48%	0.67%	0.46%
Return on average shareholders’ equity (1)	7.87%	5.29%	7.66%	4.86%
Net interest margin (2)	3.35%	2.81%	3.31%	2.90%

(1)	Annualized.

(2)	Net interest income expressed as a percentage of total average interest earning assets.

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

The following table sets forth our interest income, interest expense, net interest income and net interest margin from continuing operations in the three and six month periods ended June 30, 2005 and 2004, respectively:

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands except per share data)	2005 Amount	2004 Amount	Percent Change	2005 Amount	2004 Amount	Percent Change
	(Unaudited)			(Unaudited)
Interest income	$10,714	$7,774	37.8%	$20,455	$15,428	32.6%
Interest expense	3,843	2,834	35.6%	7,268	5,538	31.2%

Net interest income	$6,871	$4,940	39.1%	$13,187	$9,890	33.3%
Net interest margin	3.35%	2.81%		3.31%	2.90%

As the table above indicates, the net interest income increased by $1.9 million, or 39%, in the second quarter of 2005, and $3.3 million, or 33%, in the six months ended June 30, 2005, as compared to the same respective periods of 2004. Those increases were attributable to increases in interest income of $2.9 million, or 38%, and $5.0 million, or 33%, respectively, in the three and six month periods of 2005, as compared to the same periods of 2004. By contrast, our interest expense increased $1.0 million, or 36%, and $1.7 million, or 31%, respectively in the three and six months periods ended June 30, 2005 over the corresponding periods of 2004.

The increase in interest income in the three and six month periods ended June 30, 2005, was primarily attributable to (i) an increase in the volume of average interest earning assets, including increases of $108 million and $132 million, respectively, in the average volume of outstanding loans (exclusive of mortgages held for sale) over the corresponding periods of 2004, and (ii) to a lesser extent, the increase in market rates of interest over the last 12 months.

The increases in interest expense in the second quarter and six months ended June 30, 2005, as compared to the same respective periods last year, were primarily attributable to increases of $74 million and $79 million in the average volume of interest bearing liabilities and the rise in market rates of interest rates subsequent to June 2004, which required us to increase the interest we pay to attract and retain deposits and led to increases in interest rates on our outstanding borrowings.

Our net interest margin improved to 3.35% in the second quarter of 2005 from 2.81% in the second quarter ended June 30, 2004, and to 3.31% in the six months ended June 30, 2005, from 2.90% in the same six months of 2004. In the three months ended June 30, 2005 the yield on interest earning assets improved to 5.29%, while the average rate of interest paid on our interest bearing liabilities increased to 2.70%, as compared to a yield on interest earning assets of 4.37% and an average rate of interest paid on interest bearing liabilities of 2.15%, in the same three months of 2004. In the six months ended June 2005, the yield on interest earning assets improved to 5.18%, and the average rate of interest paid on our interest bearing liabilities increase to 2.59%, as compared to a yield on interest earning assets of 4.47%, and an average rate of interest paid of 2.17%, in the same six months of 2004.

This improvement in the average yield on interest earning assets was due primarily to the substantial increase in the volume of core loans on which we generate greater yields than on our other interest earning assets and, to a lesser extent, the rise of interest rates over the last 12 months.

The following table sets forth changes in interest income, including loan fees, and interest paid in the three and six month periods ended June 30, 2005, as compared to the same respective periods in 2004 and the extent to which those changes were attributable to changes in the volume and rates of interest earned on interest earning assets and interest paid on interest-bearing liabilities.

	Three Months Ended June 30, 2005 vs 2004 Increase (decrease) due to:			Six Months Ended June 30, 2005 vs 2004 Increase (decrease) due to:
	Volume(1)	Rate(1)	Total	Volume(1)	Rate(1)	Total
	(Dollars in thousands)			(Dollars in thousands)
Interest income:
Short-term investments(2)	$(286)	$436	$150	$35	$405	$440
Securities available for sale and stock	38	368	406	(1,214)	908	(306)
Loans	1,835	782	2,617	4,241	1,054	5,295

Total earning assets	1,587	1,586	3,173	3,062	2,367	5,429
Interest expense:
Interest-bearing checking accounts	0	14	14	3	26	29
Money market and savings accounts	26	255	281	85	475	560
Certificates of deposit	17	244	261	49	283	332
Borrowings	332	117	449	612	167	779
Junior subordinated debentures	157	71	228	302	103	405

Total interest-bearing liabilities	532	701	1,233	1,051	1,054	2,105

Net interest income	$1,055	$885	$1,940	$2,011	$1,313	$3,324

(1)	Changes in interest earned and interest paid due to changes in the mix of interest earning assets and interest bearing liabilities have been allocated to the change due to volume and the change due to interest rates in proportion to the relationship of the absolute dollar amounts of the changes in each.

(2)	Short-term investments consist of federal funds sold and interest bearing deposits with financial institutions.

The above table indicates that the increases of $1.9 million and $3.3 million, respectively, in our net interest income in the three and six month periods ended June 30, 2005, as compared to the like periods in 2004, were the result of increases of $1.0 million and $2.0 million, respectively, in volume variance and of $885,000 and $1.3 million, respectively, in interest rate variance, for the three and six month periods ended June 30, 2005, as compared to the same periods in 2004. The increases in the volume variance reflect the increases in average earning assets of $110 million and $115 million, respectively, and in average interest-bearing liabilities of $74 million and $79 million, respectively, in the three and six month periods ended June 30, 2005, as compared to the corresponding periods of 2004. The increases in the rate variance reflect the increases in interest rates earned on average earning assets of 92 basis points and 71 basis points, respectively, offset by increases in interest rates paid on average interest-bearing liabilities of 55 basis points and 42 basis points, respectively, in the three and six month periods ended June 30, 2005, as compared to the corresponding periods of 2004.

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

Noninterest Income

Noninterest income consists primarily of fees charged for services provided by the bank on deposit accounts and commissions earned on brokerage services. The following table identifies the components of and the percentage changes in noninterest income in the three and six month periods ended June 30, 2005, as compared to the same respective periods of 2004.

	Three Months Ended June 30,			Six Months Ended June 30,
	Amount		Percentage Change 2005 vs. 2004	Amount		Percentage Change 2005 vs. 2004
	2005	2004		2005	2004
	(Dollars in thousands			(Dollars in thousands)
Service fees on deposits	$174	$155	12.3%	$338	$340	(0.6)%
Net gains on sales of securities available for sale	—	50	NM	—	369	NM
Brokerage commissions	176	93	89.2%	319	204	56.4%
Other	167	90	85.6%	253	162	56.2%

Total noninterest income	$517	$388	33.2%	$910	$1,075	(15.4)%

Noninterest income increased by $129,000, or 33%, in the second quarter of 2005, as compared to the same quarter in 2004, primarily as a result of increases in brokerage commissions, service charges and fees and increases in other items of noninterest income such as fees on loan documentation. In the six months ended June 30, 2005, noninterest income declined by $165,000, or 15%, as compared to the like period of 2004, due primarily to the fact that noninterest income in the six months ended June 30, 2004 included $369,000 of gains from sales of securities; whereas there were no sales of, and hence no gains from, sales of securities in the six months ended June 30, 2005.

Noninterest Expense

The following table sets forth the principal components and amounts of noninterest expense in the three and six months periods ended June 30, 2005 and 2004.

	Three Months Ended June 30,			Six Months Ended June 30,
	Amount		Percentage Change 2005 vs. 2004	Amount		Percentage Change 2005 vs. 2004
	2005	2004		2005	2004
	(Dollars in thousands)			(Dollars in thousands)
Salaries and employee benefits	$2,374	$1,751	35.6%	$4,662	$3,672	27.0%
Occupancy	599	510	17.5%	1,131	1,016	11.3%
Equipment and depreciation	366	344	6.4%	743	687	8.2%
Data processing	122	158	(22.8)%	239	322	(25.8)%
Professional fees	313	188	66.5%	525	425	23.5%
Other operating expense(1)	824	684	20.5%	1,521	1,315	15.7%

Total noninterest expense	$4,598	$3,635	26.5%	$8,821	$7,437	18.6%

(1)	Other operating expense primarily consists of telephone, stationery and office supplies, regulatory expenses, investor relations, insurance premiums, postage, and correspondent bank fees.

Noninterest expense increased by $963,000, or 27%, in the quarter ended June 30, 2005 and by $1.4 million, or 19%, in the six months ended June 30, 2005, in each case as compared to the corresponding period of 2004. These increases were primarily the result of expenses attributable to the September 2004 opening of, and the subsequent growth of our commercial banking business at, our Long Beach Financial Center and the opening of our new Ontario Financial Center in June of 2005.

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

Notwithstanding the increase in the dollar amounts of our noninterest expense in the second quarter and six months ended June 30, 2005, as compared to the like periods of last year, we were able to improve our efficiency ratio in the quarter and six months ended June 30, 2005 to 62% and 63%, respectively, as compared to 68% in each of the same three and six month periods of 2004, due primarily to the increases we generated in net interest income.

We anticipate that noninterest expense also will be higher during the second half of this year, as compared to the second half of 2004, due primarily to the expansion of our banking franchise resulting from the growth of our Long Beach Financial Center and the opening of our Ontario Financial Center.

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

The table below sets forth information concerning our rate sensitive assets and liabilities at June 30, 2005. The assets and liabilities are classified by the earlier of maturity or repricing dates in accordance with their contractual terms. As is described above, certain shortcomings are inherent in the method of analysis presented in this table.

	Three Months or Less	Over Three Through Twelve Months	Over One Year Through Five Years	Over Five Years	Non - Interest- Bearing	Total
	(Dollars in thousands)
Assets
Interest-bearing deposits in other financial institutions	$560	$—	$—	$—	$—	$560
Investment in unconsolidated trust subsidiaries	—	—	—		837	837
Securities available for sale	17,621	44,446	121,528	51,129	—	234,724
Federal Reserve Bank and Federal Home Loan Bank stock	12,019	—	—	—	—	12,019
Federal funds sold	8,700	—	—	—	—	8,700
Loans, gross	279,142	60,329	244,451	21,899	—	605,821
Non-interest earning assets, net	—	—	—	—	59,884	59,884

Total assets	$318,042	$104,775	$365,979	$73,028	$60,721	$922,545

Liabilities and Shareholders Equity
Noninterest-bearing deposits	$—	$—	$—	$—	$216,668	$216,668
Interest-bearing deposits	220,021[1]	106,628[2]	41,435	—	—	368,084
Borrowings	35,262	117,000	74,000	—	—	226,262
Junior subordinated debentures	27,837	—	—	—	—	27,837
Other liabilities	—	—	—	—	6,082	6,082
Shareholders’ equity	—	—	—	—	77,612	77,612

Total liabilities and shareholders equity	$283,120	$223,628	$115,435	$0	$300,362	$922,545

Interest rate sensitivity gap	$34,922	$(118,853)	$250,544	$73,028	$(239,641)

Cumulative interest rate sensitivity gap	$34,922	$(83,931)	$166,613	$239,641	$—

Cumulative % of rate sensitive assets in maturity period	34%	46%	86%	93%	100%

Rate sensitive assets to rate sensitive liabilities	112%	47%	317%	N/A	N/A

Cumulative ratio	112%	83%	127%	139%	N/A

[1]	Net of Bancorp’s money market demand account of $25.1 million and certificate of deposit of $250,000
[2]	Net of Bancorp’s certificate of deposit of $5.0 million

At June 30, 2005, our rate sensitive balance sheet was shown to be in a negative twelve-month gap position. This implies that our net interest margin would decrease in the short–term if interest rates rise and would increase in the short-term if interest rates were to fall. However, as noted above, the extent to which our net interest margin will be impacted by changes in prevailing interests rates will depend on a number of factors, including how quickly rate sensitive assets and liabilities react to interest rate changes, the mix of our interest earning assets (loans versus other lower yielding interest earning assets, such as securities) and the mix of our interest bearing deposits (between for example, lower interest core deposits and higher cost time certificates of deposit) and our other interest bearing liabilities.

Derivative Financial Instruments Relating to Loans Held for Sale by our Discontinued Mortgage Lending Operations

In connection with our wholesale mortgage lending business, which now comprises discontinued operations, we have used derivative instruments to reduce our exposure to adverse fluctuations in interest rates in accordance with our risk management policy. Generally, if interest rates increase, the value of our mortgage loan commitments to borrowers and mortgage loans held for sale are adversely impacted. We attempt to economically hedge 100% of the risk of the overall change in the fair value of loan commitments to borrowers and mortgage loans held for sale by entering into rate lock commitments with investors in mortgage loans at the date loan commitments are made to the individual borrowers. These rate lock commitments are entered into at the same terms as those extended to borrowers to be delivered to the investors at a future date.

Mortgage loan commitments to borrowers and rate lock commitments with investors in mortgage loans are non-designated as derivative instruments and are included in mortgage loans held for sale in our balance sheets, and gains and losses resulting from these derivative instruments are included in the loss (income) from our discontinued operations in our statements of operations. As we wind down the wholesale mortgage lending business, the amount of such derivative will be reduced and, once we have exited that business, we will no longer have a need for such instruments.

Financial Condition

Assets

Our total consolidated assets increased by $77 million, or 9%, to $923 million at June 30, 2005 from $846 million at December 31, 2004, primarily as a result of increases in loan volume. Those increases were funded by increases in deposits and, to a lesser extent, increases in borrowings.

The following table sets forth the composition of our interest earning assets at:

	June 30, 2005	December 31, 2004
	(In thousands)
Federal funds sold	$8,700	$69,600
Interest-bearing deposits with financial institutions	560	738
Federal Reserve Bank and Federal Home Loan Bank Stock, at cost	12,019	10,662
Securities available for sale, at fair value	234,724	169,412
Loans (net of allowances of $4,350 and $4,032, respectively)	578,050	511,827
Loans held for sale, at fair value(1)	27,771	42,348

(1)	Loans held for sale comprise substantially all of the assets of our discontinued wholesale mortgage lending operations.

Loans

The following table sets forth the composition, by loan category, of our loan portfolio, excluding mortgage loans held for sale, at June 30, 2005 and December 31, 2004:

	June 30, 2005		December 31, 2004
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial loans	$152,250	26.2%	$132,964	25.8%
Real estate loans	210,738	36.2%	174,520	33.7%
Residential mortgage loans	179,504	30.8%	173,194	33.6%
Construction loans	33,914	5.8%	29,731	5.8%
Consumer loans	6,020	1.0%	5,471	1.1%

Gross loans	582,426	100.0%	515,880	100.0%

Deferred fee (income) costs, net	(26)		(21)
Allowance for loan losses	(4,350)		(4,032)

Loans, net	$578,050		$511,827

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

The following tables set forth the maturity distribution of our loan portfolio (excluding consumer and residential mortgage loans and mortgage loans held for sale) at June 30, 2005:

	June 30, 2005
	One Year or Less	Over One Year Through Five Years	Over Five Years	Total
	(Dollars in thousands)
Real estate and construction loans(1)
Floating rate	$60,348	$31,567	$130,616	$222,531
Fixed rate	179	15,535	6,407	22,121
Commercial loans
Floating rate	89,139	28,601	9,148	126,888
Fixed rate	6,533	17,311	1,518	25,362

Total	$156,199	$93,014	$147,689	$396,902

(1)	Does not include mortgage loans on single and multi-family residences and consumer loans, which totaled $179.5 million and $6.0 million, respectively, at June 30, 2005.

Allowance for Loan Losses and Nonperforming Loans

Allowance for Loan Losses. The allowance for loan losses (the “Allowance”) at June 30, 2005 was $4.4 million, which represented about 0.75% of the loans outstanding at June 30, 2005, as compared to $4.0 million, or 0.78%, of the loans outstanding at December 31, 2004, in each case exclusive of loans held for sale.

We carefully monitor changing economic conditions, the loan portfolio by category, the financial condition of borrowers, the history of the loan portfolio, and we follow bank regulatory guidelines in determining the adequacy of the Allowance. We believe that the Allowance at June 30, 2005 is adequate to provide for losses inherent in the loan portfolio. However, as the volume of loans increases, additional provisions for loan losses will be required to maintain the Allowance at adequate levels. Additionally, the Allowance was established on the basis of assumptions and judgments regarding such matters as economic conditions and trends and the condition of borrowers, historical industry loan loss data and regulatory guidelines, and actual loan losses in the future could vary from the losses predicted on the basis of those assumptions, judgments and guidelines. For example, if economic conditions were to deteriorate, or interest rates were to increase significantly, which would have the effect of increasing the risk that borrowers would encounter difficulties meeting their loan payment obligations, it could become necessary to increase the Allowance by means of additional provisions for loan losses. See “—Results of Operations—Provision for Loan Losses” above.

Set forth below is a summary of the transactions in the allowance for loan losses for the six months ended June 30, 2005 and the year ended December 31, 2004:

	June 30, 2005	December 31, 2004
	(In thousands)
Balance, beginning of period	$4,032	$3,943
Provision for loan losses	350	973
Amounts charged off	(32)	(884)

Balance, end of period	$4,350	$4,032

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

At June 30, 2005 and December 31, 2004, we had $979,000 and $11,000, respectively, loans that was delinquent 90 days or more and which was classified as a nonaccrual and impaired loans. We had no loans delinquent 90 days or more with principal still accruing interest or any restructured loans at June 30, 2005 or December 31, 2004. At June 30, 2005, our average investment in impaired loans, on a year-to-date basis, was $671,000. The interest that we would have earned in the six months ended June 30, 2005, had the impaired loans remained current in accordance with their original terms was $30,000.

Loans Held for Sale

Loans held for sale in the secondary market, which consist primarily of mortgage loans, totaled $28 million at June 30, 2005, a decrease of $14 million from $42 million at December 31, 2004. Loans held for sale are carried at the lower of cost or estimated fair value in the aggregate except for those designated as fair value hedges, which are carried at fair value. There were $17 million of loans held for sale designated as fair value hedges at June 30, 2005, and there were no ineffective hedges. Net unrealized losses on loans held for sale, if any, are recognized through a valuation allowance by charges to income. As of June 30, 2005, we had a valuation allowance of approximately $135,000 representing net unrealized losses related to these loans held for sale and unfunded commitments to make such loans.

The loans held for sale were originated by our wholesale mortgage lending business, which is being wound down and is classified in the accompanying financial statements as discontinued operations. We expect to have exited that business by the end of the third quarter of the current year, by which time all of these loans will have been sold or transferred to the commercial loan portfolio at lower of cost or market.

Deposits

Average Balances of and Average Interest Rates Paid on Deposits. Set forth below are the average amounts (in thousands) of, and the average rates paid on, deposits for the six months ended June 30, 2005:

	Six Months Ended June 30, 2005
	Average Balance	Average Rate
	(Dollars in thousands)
Noninterest-bearing demand deposits	$194,560	—
Interest-bearing checking accounts	21,745	0.55%
Money market and savings deposits	137,044	1.80%
Time deposits	205,612	2.89%

Total deposits	$558,961	1.52%

Deposit Totals. Deposits totaled $584 million at June 30, 2005 as compared to $534 million at December 31, 2004. At June 30, 2005, noninterest-bearing deposits totaled $217 million and represented 37% of total deposits, as compared to $175 million and 33% of total deposits at December 31, 2004. By comparison, at June 30, 2005, certificates of deposit in denominations of $100,000 or more totaled $114 million and represented 19% of total deposits, as compared to $99 million and 19% of total deposits at December 31, 2004. Set forth below is a maturity schedule of domestic time certificates of deposit outstanding at June 30, 2005:

	At June 30, 2005
	Certificates of Deposit Under $100,000	Certificates of Deposit of $100,000 or More
	(In thousands)
Maturities
Three months or less	$23,788	$36,137
Over three and through twelve months	44,593	62,034
Over twelve months	25,748	15,688

Total	$94,129	$113,859

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

Cash flow Provided by Financing Activities. Cash flow of $73 million was provided by financing activities during the six months ended June 30, 2005, the source of which consisted primarily of net increases of $51 million in deposits and $22 million in net borrowings.

Cash flow From Operating Activities. Cash flow of $5 million was provided by our continuing operations, while the activities of our discontinued mortgage lending operations provided an additional $15 million of cash during the six months ended June 30, 2005.

Cash flow Used in Investing. Cash flow used in investing activities in the six months ended June 30, 2005 was $134 million, primarily to fund an increase of $67 million in loans and $95 million of purchases of investment securities available for sale, offset somewhat by $28 million proceeds from principal payments received on investment securities available for sale in the six months ended June 30, 2005.

Our liquid assets, which included cash and due from banks, federal funds sold, interest earning deposits with financial institutions and unpledged securities available for sale (excluding Federal Reserve Bank and Federal Home Loan Bank stock) totaled $128 million or 14% of total assets at June 30, 2005.

The relationship between gross loans and total deposits provides a useful measure of our liquidity. Since repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loan-to-deposit ratio the less liquid are our assets. On the other hand, since we realize greater yields and higher interest income on loans than we do on investments, a lower loan-to-deposit ratio can adversely affect interest income and earnings. As a result, our goal is to achieve a loan-to-deposit ratio that appropriately balances the requirements of liquidity and the need to generate a fair return on assets. At June 30, 2005, the ratio of loans-to-deposits (excluding loans held for sale) was 99%, compared to 96% at December 31, 2004.

Off Balance Sheet Arrangements

Loan Commitments and Standby Letters of Credit. In order to meet the financing needs of our customers in the normal course of business, we make commitments to extend credit and issue standby commercial letters of credit to or for our customers. At June 30, 2005 and December 31, 2004, we were committed to fund certain loans (inclusive of mortgages held for sale) amounting to approximately $237 million and $167 million, respectively.

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

Contractual Obligations

Borrowings. As of June 30, 2005, we had $74 million of outstanding long-term borrowings and $145 million of outstanding short-term borrowings that we had obtained from the Federal Home Loan Bank. The table below sets forth the amounts, in thousands of dollars, the interest rates we pay on, and the maturity dates of these Federal Home Loan Bank borrowings. These borrowings, along with the securities sold under agreements to repurchase, have a weighted-average annualized interest rate of 2.82%.

Principal Amounts	Interest Rate	Maturity Dates	Principal Amounts	Interest Rate	Maturity Dates
(Dollars in thousands)			(Dollars in thousands)
$ 5,000	2.95%	August 15, 2005	$7,000	3.63%	June 7, 2006
5,000	2.24%	August 29, 2005	5,000	3.63%	June 9, 2006
10,000	2.70%	September 19, 2005	5,000	3.13%	June 19, 2006
3,000	1.93%	September 19, 2005	5,000	2.76%	July 10, 2006
5,000	1.76%	September 30, 2005	7,000	3.72%	July 10, 2006
5,000	2.34%	October 13, 2005	5,000	2.76%	August 9, 2006
7,000	2.34%	November 14, 2005	2,000	2.94%	August 28, 2006
5,000	2.35%	November 14, 2005	3,000	2.56%	September 18, 2006
5,000	2.33%	November 17, 2005	3,000	2.49%	September 25, 2006
5,000	2.33%	November 21, 2005	5,000	2.39%	October 2, 2006
7,000	2.41%	January 9, 2006	2,000	2.40%	October 2, 2006
6,000	1.94%	January 23, 2006	7,000	3.18%	November 12, 2006
10,000	2.74%	January 30, 2006	5,000	2.69%	December 12, 2006
5,000	2.66%	February 2, 2006	5,000	2.67%	December 18, 2006
7,000	3.18%	February 3, 2006	4,000	2.50%	January 22, 2007
5,000	2.00%	February 13, 2006	5,000	2.57%	February 12, 2007
5,000	2.50%	February 21, 2006	5,000	3.62%	May 18, 2007
6,000	2.34%	February 28, 2006	3,000	3.14%	September 18, 2007
5,000	3.50%	March 16, 2006	2,000	3.06%	September 24, 2007
5,000	3.26%	April 10, 2006	1,000	2.91%	October 1, 2007
7,000	3.59%	May 1,2006	5,000	3.45%	February 11, 2009
5,000	3.87%	May 18, 2006

At June 30, 2005, U.S. Agency and Mortgage Backed securities, U.S. Government agency securities and collateralized mortgage obligations with an aggregate fair market value of $153 million and $102 million of residential mortgage and other real estate secured loans were pledged to secure these Federal Home Loan Bank borrowings, repurchase agreements, local agency deposits, and Treasury, tax and loan accounts.

The highest amount of borrowings outstanding at any month end during the six months ended June 30, 2005 consisted of $219 million of borrowings from the Federal Home Loan Bank and $15 million of overnight borrowings in the form of securities sold under repurchase agreements. During 2004, the highest amount of borrowings outstanding at any month end consisted of $191 million of advances from the Federal Home Loan Bank and $17 million of overnight borrowings in the form of securities sold under repurchase agreements.

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

Set forth below is certain information regarding the terms of the Debentures that were outstanding as of June 30, 2005:

Original Issue Dates	Principal Amount	Interest Rate	Maturity Date
	(In thousands)
June 2002	$5,155	LIBOR plus 3.75%(1)	June 2032
August 2002	$5,155	LIBOR plus 3.625%(2)	August 2032
September 2002	$7,217	LIBOR plus 3.40%(1)	September 2032
October 2004	$10,310	LIBOR plus 2.00%(1)	October 2034

Total	$27,837

(1)	Interest rate resets quarterly.

(2)	Interest rate resets semi-annually.

These Debentures have quarterly or semi-annual interest payments, which may be deferred until the first redeemable date, and are redeemable at our option beginning 5 years after their respective original issue dates.

Under the Federal Reserve Board rulings, the borrowings evidenced by the Debentures, which are subordinated to all of our other borrowings that are outstanding or which we may obtain in the future, are eligible (subject to certain dollar limitations) to qualify and, at June 30, 2005, $26.3 million of those Debentures qualified as Tier I capital, for regulatory purposes. The remaining $1.5 million qualified as Tier II capital for regulatory purposes. See discussion below under the subcaption “—Regulatory Capital Requirements.”

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

The following is a summary of the major components of securities available for sale and a comparison of the amortized cost, estimated fair values and gross unrealized gains and losses as of June 30, 2005 and December 31, 2004:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(Dollars in thousands)
June 30, 2005
Securities Available For Sale:
Mortgage Backed Securities	$210,979	$177	$2,489	$208,667
Collateralized Mortgage Obligations	22,268	13	222	22,059

Total Government and Agencies Securities	233,247	190	2,711	230,726
Municipal Securities	2,462	15	1	2,476
Mutual Fund	1,522	0	0	1,522

Total Securities Available For Sale	$237,231	$205	$2,712	$234,724

December 31, 2004
Securities Available For Sale:
U.S. Agencies and Mortgage Backed Securities	$160,405	$14	$2,383	$158,036
Collateralized Mortgage Obligations	10,487	3	122	10,368

Total Government and Agencies Securities	170,892	17	2,505	168,404
Fannie Mae Trust Preferred Stock	1,008	0	0	1,008

Total Securities Available For Sale	$171,900	$17	$2,505	$169,412

At June 30, 2005, U.S. Agencies and Mortgage Backed securities, U.S. Government agency securities and collateralized mortgage obligations with an aggregate fair market value of $162 million were pledged to secure Federal Home Loan Bank borrowings, repurchase agreements, local agency deposits and Treasury, tax and loan accounts.

The amortized cost and estimated fair value, at June 30, 2005, of securities available for sale are shown in the table below by contractual maturities and historical prepayments based on the prior three months of principal payments. Expected maturities will differ from contractual maturities and historical prepayments, particularly with respect to collateralized mortgage obligations, because borrowers may react to interest rate market conditions differently than the historical prepayment rates.

	Maturing in
	One year or less	Over one year through five years	Over five years through ten years	Over ten years	Total
(Dollars in thousands)
Securities available for sale, amortized cost	$55,594	$110,529	$53,211	$17,897	$237,231
Securities available for sale, estimated fair value	55,004	109,505	52,837	17,378	234,724
Weighted average yield	3.57%	3.77%	4.04%	4.14%	3.81%

The table below shows as of June 30, 2005, the gross unrealized losses and fair values of our investments, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	Securities With Unrealized Loss as of June 30, 2005
	Less than 12 months		12 months or more		Total
(Dollars In thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
US Agencies and Mortgage Backed Securities	$69,957	$498	$107,112	$1,991	$177,069	$2,489
Collateralized Mortgage Obligations	10,065	99	3,939	123	14,004	222
Municipal Securities	503	1	0	0	503	1

Total Temporarily impaired securities	$80,525	$598	$111,051	$2,114	$191,576	$2,712

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

The following table sets forth the amounts of capital and capital ratios of the Company (on a consolidated basis) and the Bank (on a stand alone basis) at June 30, 2005, as compared to the respective minimum regulatory requirements applicable to them.

			Applicable Federal Regulatory Requirement
	Amount	Ratio	Capital Adequacy Purposes		Amount	Ratio
	(Dollars in thousands)
Total Capital to Risk Weighted Assets:
Company	$111,281	17.0%	$52,430	At least 8.0%	$65,537	At least 10.0%
Bank	71,721	11.1%	51,726	At least 8.0%	64,657	At least 10.0%
Tier 1 Capital to Risk Weighted Assets:
Company	$105,440	16.1%	$26,215	At least 4.0%	$39,322	At least 6.0%
Bank	67,394	10.4%	25,863	At least 4.0%	38,794	At least 6.0%
Tier 1 Capital to Average Assets:
Company	$105,440	11.8%	$35,818	At least 4.0%	$44,772	At least 5.0%
Bank	67,394	7.5%	35,749	At least 4.0%	44,687	At least 5.0%

As of June 30, 2005, based on applicable capital regulations, the Company (on a consolidated basis) and the Bank (on a stand-alone basis) qualified as well capitalized institutions under the capital adequacy guidelines described above.

Our consolidated total capital and Tier 1 capital of the Company, at June 30, 2005, include approximately $26.3 million of long term indebtedness evidenced by the Junior Subordinated Debentures that we issued in 2002 and 2004 in connection with the sale of trust preferred securities. The remaining $1.5 million was classified as Tier II capital. See “—Financial Condition—Contractual Obligations” above. We contributed $24 million of the net proceeds from the sale of the trust preferred securities to the Bank, thereby, increasing its total capital and Tier 1 capital.

Dividend Policy and Share Repurchase Program. The Company intends to retain earnings to support future growth and, therefore, does not expect to pay dividends for at least for the next 6-12 months.

In July 2005, our Board of Directors concluded that, at prevailing market prices, the Company’s shares represented an attractive investment opportunity and, therefore, that repurchases of Company shares would be a good use of Company funds. As a result, the Board of Directors approved a share repurchase program, which authorizes Company purchases of up to two percent (2%) of the Company’s outstanding common shares, which is approximately 200,000 shares in total. Purchases will be made in the open market or in private transactions, in accordance with applicable Securities and Exchange Commission rules, when opportunities become available to purchase shares at prices believed to be attractive. The Company is under no obligation to repurchase shares under the share repurchase program and the timing, actual number and value of shares that are repurchased by the Company under this program will depend on a number of factors, including the Company’s future financial performance and available cash resources, competing uses for its corporate funds, prevailing market prices of its common stock and the number of shares that become available for sale at prices that the Company believes are attractive, as well as any regulatory requirements applicable to the Company.

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

Risks Related to Our Business

We face intense competition from other banks and financial institutions that could hurt our business

We conduct our business operations in Southern California, where the banking business is highly competitive and is dominated by a relatively small number of large multi-state banks with offices operating over wide geographical areas. We also compete with other financial service businesses, mutual fund companies, and securities brokerage and investment banking firms that offer competitive banking and financial products and services. The larger banks, and some of those other financial institutions, have greater resources that enable them to conduct extensive advertising campaigns and to shift resources to regions or activities of greater potential profitability. Some of these banks and institutions also have substantially more capital and higher lending limits that could enable them to attract larger clients, and offer financial products and services that we are unable to offer, as a means of also attracting loans and deposits.

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

Our ability to achieve and sustain our profitability is substantially dependent on our net interest income. Like most banking organizations and other depository institutions, our interest income is affected by a number of factors outside of our control, including changes in market rates of interest, which in turn are affected by changes in national economic conditions and national monetary policies adopted by the Federal Reserve Board. From 2001 and continuing until June 30, 2004, the Federal Reserve Board followed a policy of reducing interest rates in an effort to stimulate the national economy. Those interest rate reductions, coupled with sluggishness in the economy, led to decreases in our net interest margin during 2003 and made it more difficult to increase earnings. We cannot predict whether the improvement in the economy will continue or whether the Federal Reserve Board’s recent increases in interest rates, which have totaled 225 basis points since June 2004, will succeed in lessening the downward pressure on net interest margins that was prevalent through most of the last three years.

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

Rapid growth could strain our resources and lead to operating problems or inefficiencies

We have grown substantially in the past five years by opening new financial centers. We intend to continue to evaluate the opening of new financial centers, primarily in Southern California, either by opening new offices or acquiring one or more community banks. The opening of new offices or the acquisition of another bank will result in increased operating expenses until new banking offices or acquired banking operations attract sufficient business to cover operating expenses, which usually takes at least six to twelve months. There is no assurance, however, as to how long it would take for new financial centers to begin generating positive cash flow and earnings. Also, we cannot assure that we will be able to adequately manage our growth, which will make substantial demands on the time and attention of management and on our capital resources. The failure to prepare appropriately and on a timely basis for growth could cause us to experience inefficiencies or failures in our service delivery systems, regulatory problems, and erosion in customer confidence, unexpected expenses or other problems.

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

Business Decision to Exit the Wholesale Lending Business might not met the expectation of Management

The risk that our decision to concentrate our capital and other resources on our commercial banking business by, among other things, exiting the mortgage banking business, will not turn out to be successful, in terms of the objectives underlying that decision, including growing our commercial banking business and increasing the efficiency of our operations.

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

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are designed to provide reasonable assurance that information required to be disclosed in our reports filed under that Act (the Exchange Act), such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the rules of the Securities and Exchange Commission. Our disclosure controls and procedures also are designed to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Our management, under the supervision and with the participation of our Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures in effect as of June 30, 2005. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2005, our disclosure controls and procedures were effective to provide reasonable assurance that material information, relating to the Company and its consolidated subsidiaries, required to be included in our Exchange Act reports, including this Quarterly Report on Form 10-Q, is made known to management, including the Chief Executive Officer and Chief Financial Officer, on a timely basis.

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2005 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of the Company was held on May 17, 2005. At that Meeting, the shareholders elected the Directors of the Company for a term of one year, ending at the next Annual Meeting of Shareholders to be held in 2006.

(1) Directors Elected at the Annual Meeting. Set forth below is the name of each Director that was nominated and elected at the Annual Meeting and the respective numbers of votes cast for their election and the respective number of votes withheld. As the election was uncontested, there were no broker non-votes.

	Votes Cast
Nominee/Director	For	Withheld
Raymond E. Dellerba	8,287,714	1,319,956
George H. Wells	8,589,339	1,018,331
Ronald W. Chrislip	8,593,719	1,013,951
Julia M. DiGiovanni	8,586,339	1,021,331
Warren T. Finley	8,582,899	1,024,771
John Thomas, M.D.	8,601,719	1,005,951
Robert E. Williams	8,582,652	1,025,018

ITEM 6.	EXHIBITS

The following documents are filed Exhibits to the Quarterly Report on Form 10-Q:

Exhibits:

Exhibit 31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC MERCANTILE BANCORP

Date: August 8, 2005	By:	/S/ NANCY A. GRAY
Nancy A. Gray, Chief Financial Officer

S-1

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

E-1