Form 10-Q
period 2005-09-30
PACIFIC MERCANTILE BANCORP
filed 2005-11-09
CIK 1109546

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

10,176,008 shares of Common Stock as of November 3, 2005

PACIFIC MERCANTILE BANCORP

QUARTERLY REPORT ON FORM 10Q

FOR

THE QUARTER ENDED SEPTEMBER 30, 2005

PART I. – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands)

(Unaudited)

	September 30, 2005	December 31, 2004
ASSETS
Cash and due from banks	$36,956	$26,509
Federal funds sold	40,000	69,600

Cash and cash equivalents	76,956	96,109
Interest-bearing deposits with financial institutions	426	738
Federal Reserve Bank and Federal Home Loan Bank Stock, at cost	12,217	10,662
Securities available for sale, at fair value	238,542	169,412
Loans held for sale, at fair value	828	42,348
Loans (net of allowances of $4,690 and $4,032, respectively)	590,317	511,827
Investment in unconsolidated subsidiaries	837	837
Accrued interest receivable	3,543	2,539
Premises and equipment, net	2,654	2,987
Other assets	7,109	8,080

Total assets	$933,429	$845,539

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$191,131	$175,329
Interest-bearing	371,365	358,234

Total deposits	562,496	533,563
Borrowings	259,706	204,754
Accrued interest payable	1,464	1,259
Other liabilities	3,806	3,150
Junior subordinated debentures	27,837	27,837

Total liabilities	855,309	770,563

Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, no par value, 2,000,000 shares authorized, none issued	—	—
Common stock, no par value, 20,000,000 shares authorized, 10,176,008 and 10,084,381 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	69,078	69,028
Retained earnings	11,507	7,420
Accumulated other comprehensive loss	(2,465)	(1,472)

Total shareholders’ equity	78,120	74,976

Total liabilities and shareholders’ equity	$933,429	$845,539

The accompanying notes are an integral part of these consolidated financial statements.

Part I. Item 1. (continued)

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except for per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Interest income:
Loans, including fees	$9,436	$6,568	$25,174	$17,421
Federal funds sold	360	64	1,008	266
Securities available for sale and stock	2,345	2,096	6,408	6,464
Interest-bearing deposits with financial institutions	5	41	11	47

Total interest income	12,146	8,769	32,601	24,198
Interest expense:
Deposits	2,553	1,698	6,776	5,003
Borrowings	2,030	1,283	5,076	3,517

Total interest expense	4,583	2,981	11,852	8,520

Net interest income	7,563	5,788	20,749	15,678
Provision for loan losses	340	50	690	923

Net interest income after provision for loan losses	7,223	5,738	20,059	14,755

Noninterest income	461	561	1,371	1,636
Noninterest expense	4,826	3,951	13,646	11,388

Income before income taxes	2,858	2,348	7,784	5,003
Income tax expense	1,164	974	3,196	2,062

Income from continuing operations	1,694	1,374	4,588	2,941
(Loss) income from discontinued operations, net of taxes	(211)	108	(501)	266

Net income	$1,483	$1,482	$4,087	$3,207

Net income (loss) per share basic:
Income from continuing operations	$0.16	$0.14	$0.45	$0.29
(Loss) income from discontinued operations	$(0.02)	$0.01	$(0.05)	$0.03
Net income	$0.14	$0.15	$0.40	$0.32

Net income (loss) per share diluted:
Income from continuing operations	$0.16	$0.13	$0.43	$0.28
(Loss) income from discontinued operations	$(0.02)	$0.01	$(0.05)	$0.02
Net income	$0.14	$0.14	$0.38	$0.30

Weighted average number of shares:
Basic	10,175,505	10,082,248	10,149,525	10,081,690
Diluted	10,648,392	10,551,854	10,582,888	10,524,578

The accompanying notes are an integral part of these consolidated financial statements.

Part I. Item 1. (continued)

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income	$1,483	$1,482	$4,087	$3,207
Other comprehensive (loss) gain, net of tax:
Change in unrealized (loss) gain on securities available for sale, net of tax effect	(982)	1,950	(993)	437

Total comprehensive income	$501	$3,432	$3,094	$3,644

The accompanying notes are an integral part of these consolidated financial statements.

Part I. Item 1. (continued)

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months ended September 30,
	2005	2004
Cash Flows From Operating Activities:
Income from continuing operations	$4,588	$2,941
(Loss) income from discontinued operations	(501)	266
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	829	800
Provision for loan losses	690	923
Net amortization of premium (discount) on securities	1,049	1,625
Net gains on sales of securities available for sale	—	(369)
Net gains on sales of loans held for sale	(1,133)	(1,364)
Net gain on sale of fixed assets	(15)	—
Net gain on sale of other real estate owned	—	(117)
Net increase in accrued interest receivable	(1,004)	(331)
Net decrease (increase) in other assets	2,076	(1,608)
Net (increase) decrease in deferred taxes	(481)	327
Net decrease (increase) in accrued interest payable	205	(222)
Net decrease in other liabilities	656	1,323
Proceeds from sales of loans held for sale	141,124	227,721
Originations and purchases of loans held for sale	(98,255)	(230,716)
Mark to market (gain) loss adjustment of loans held for sale	(216)	82
Mark to market (gain) loss adjustment of equity securities	6	(11)

Net cash provided by operating activities	49,618	1,270
Cash Flows From Investing Activities:
Net decrease (increase) in interest-bearing deposits with financial institutions	312	(330)
Maturities of, proceeds from sales of and principal payments received for securities available for sale and other stock	47,187	115,718
Purchase of securities available for sale and other stock	(120,544)	(68,081)
Net increase in loans	(79,180)	(131,433)
Proceeds from sale of other real estate owned	—	1,634
Proceeds from sale of fixed assets	15	—
Purchases of premises and equipment	(496)	(558)

Net cash used in investing activities	(152,706)	(83,050)
Cash Flows From Financing Activities:
Net increase in deposits	28,933	19,433
Offering expenses from sale of common stock	—	(38)
Proceeds from exercise of stock options	50	7
Net increase in borrowings	54,952	69,777

Net cash provided by financing activities	83,935	89,179

Net (decrease) increase in cash and cash equivalents	(19,153)	7,399
Cash and Cash Equivalents, beginning of period	96,109	59,785

Cash and Cash Equivalents, end of period	$76,956	$67,184

Supplementary Cash Flow Information:
Cash paid for interest on deposits and other borrowings	$12,281	$8,932

Cash paid for income taxes	$2,049	$1,577

Non-Cash Investing Activities:
Transfer of loan to other real estate owned	$—	$1,517
Net (decrease) increase in net unrealized gains and losses on securities held for sale, net of income tax	$(993)	$437

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

Substantially all of our operations are conducted and substantially all our assets are owned by the Bank, which accounts for substantially all of our consolidated revenues and expenses, and earnings. The Bank provides a full range of banking services to small and medium-size businesses, professionals and the general public in Orange, Los Angeles, San Bernardino and San Diego Counties of California and is subject to competition from other financial institutions conducting operations in those same markets.

PMB Securities Corp., which commenced operations in June 2002, is an SEC registered securities broker–dealer that is engaged in the retail securities brokerage business and is a member firm of the National Association of Securities Dealers.

During 2002, we organized three business trusts, under the names Pacific Mercantile Capital Trust I, PMB Capital Trust I, and PMB Statutory Trust III, respectively, to facilitate our issuance of an aggregate of $17 million principal amount of junior subordinated debentures, all with maturity dates in 2032. In October 2004, we organized PMB Capital Trust III to facilitate our issuance of an additional $10 million principal amount of junior subordinated debentures, with a maturity date in 2034. In accordance with applicable accounting standards, the financial statements of these trusts are not included in the Company’s consolidated financial statements. See Note 2: “Significant Accounting Policies — Principles of Consolidation” below.

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

However, as described below under the subcaption “Discontinued Operations” in this Note 2, in the second quarter of 2005, the Company decided to discontinue its wholesale mortgage lending business and, therefore, the financial information for that segment of our business is presented as discontinued operations, separate from the financial information for our commercial banking and securities brokerage business, which comprise our continuing operations.

Our consolidated financial position at September 30, 2005, and the consolidated results of our operations for the three and nine month periods ended September 30, 2005, are not necessarily indicative of what our financial position will be as of the end of, or of the results of operations that may be expected for any other interim period during or for the full year ending December 31, 2005.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries Pacific Mercantile Bank and PMB Securities Corp. All significant intercompany accounts and transactions have been eliminated in consolidation. Our wholly owned trust subsidiaries, Pacific Mercantile Capital Trust I, PMB Capital Trust I, PMB Statutory Trust III, and PMB Capital Trust III (the “Trust Subsidiaries”), are not included in our consolidated financial statements, in accordance with Financial Interpretation Number (FIN) 46R, “Consolidated of Variable Interest Entities,” issued by the Financial Accounting Standards Board (“FASB”).

Nonperforming Loans and Other Assets

At September 30, 2005, we had $1.4 million in nonaccrual and impaired loans, but we had no restructured loans and no loans that were past due as to principal for 90 days or more that were still accruing interest.

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

Stock-Based Employee Compensation Plans

We account for stock-based employee compensation as prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and have adopted the disclosure provisions of Statements of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock Based Compensation.” SFAS No. 123 requires pro-forma disclosures of our consolidated net income and net income per share as if the fair value based method of accounting for stock based awards had been applied. Under the fair value based method, compensation cost is recorded based on the value of the award at the grant date and is recognized over the employee’s period of service with the Company. In December 2004, Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share-Based Payment”, which requires entities that grant stock options and shares to employees to recognize the fair value of those options and shares as compensation cost over their respective service (vesting) periods in their financial statements. SFAS No. 123(R) is effective beginning in the first quarter of fiscal years ending after June 15, 2005. Accordingly, in the Company’s case SFAS No. 123(R) will be effective as of January 1, 2006. SFAS No. 123(R) is expected to result in an increase in our reported compensation expense; however, the materiality of SFAS No. 123(R) on our results of operations cannot be accurately estimated at this time, as that will depend on the market values of our shares, the amounts of share based awards that we may grant, in future periods and the method adopted to implement SFAS No. 123(R).

Effective March 2, 1999, our Board of Directors adopted, and in January 2000 our shareholders approved, the 1999 Stock Option Plan (the “1999 Option Plan”). That Plan authorizes the granting of options to directors, officers and other key employees that entitle them to purchase shares of common stock of the Company at a price per share equal to or above the fair market value of the Company’s shares on the respective grant dates of the awards. Options may vest immediately or over various periods, generally ranging up to five years, as determined by the Compensation Committee of our Board of Directors at the time it approves the grant of options under the 1999 Option Plan. Options may be granted for terms of up to 10 years, but will terminate upon termination of service, if sooner. A total of 1,248,230 shares were authorized for issuance under the 1999 Option Plan (which number has been adjusted for stock splits effectuated subsequent to the Plan’s adoption).

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

We continue to account for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” under which no compensation cost for stock options is recognized in the accompanying financial statements for stock option or stock purchase awards granted at or above fair market value. If a determination had been made, in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” of the compensation expense attributable to the options or stock purchase rights that have been granted under the Company’s 1999 and 2004 Plans based upon their respective fair value as of their grant date the Company’s net income and income per share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2005	2004	2005	2004
Net Income:
As reported	$1,483	$1482	$4,087	$3,207
Deduct: Total stock-based employee compensation expense determined under Fair value based method for all awards, net of related tax effects	107	150	372	446

Pro forma	$1,376	$1,332	$3,715	$2,761

Income per share as reported:
Basic	$0.14	$0.15	$0.40	$0.32
Diluted	0.14	0.14	0.38	0.30
Income per share pro forma:
Basic	$0.14	$0.13	$0.37	$0.27
Diluted	0.13	0.13	0.35	0.26
Weighted Average Number of Shares:
Basic	10,175,505	10,082,248	10,149,525	10,081,690
Diluted	10,648,392	10,551,854	10,582,888	10,524,578

The fair values of the options that were outstanding under the 1999 and 2004 Plans were estimated as of their respective dates of grant using the Black-Scholes option-pricing model. The following table summarizes the weighted average assumptions used for grants in the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
Assumptions with respect to:	2005	2004	2005	2004
Expected volatility	40.78%	51.61%	45.84%	56.66%
Risk-free interest rate	4.03%	3.68%	3.72%	3.04%
Expected dividend yield	1.04%	1.22%	1.04%	1.22%
Expected life of the option	5 years	5 years	5 years	5 years

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.-)

2.	Significant Accounting Policies (Cont.-)

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

Recent Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123, (revised 2004), “Share-Based Payment”. SFAS No. 123R, which supersedes Accounting Principle Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 123R requires entities that grant stock options and shares to employees to recognize the fair values of those options and shares as compensation over their respective service (vesting) periods in their financial statements. Pro forma disclosure of those fair values will no longer be permitted. The costs of the equity instruments is to be measured based on their fair values on the respective dates on which those instruments are granted and are required to be recognized over the respective periods during which the employees are required to provide services in exchange for the equity instruments. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. SFAS No. 123R becomes applicable for public companies beginning in the first quarter of fiscal years ending after June 15, 2005, which in our case will be January 1, 2006.

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

Reclassifications

Certain amounts in the accompanying 2004 consolidated financial statements, including amounts related to discontinued business, have been reclassified to conform to 2005 presentation.

Commitments and Contingencies

To meet the financing needs of its customers in the normal course of business, the Company is party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements. At September 30, 2005, the Company was committed to fund loans totaling approximately $155 million. The contractual amount of a credit-related financial instrument such as a commitment to extend credit, a credit-card arrangement or a letter of credit represents the amounts of potential accounting loss should the contract be fully drawn upon, the customer default, and the value of any existing collateral securing the contract become worthless.

The Company uses the same credit policies in making commitments to extend credit and conditional obligations as it does for on-balance sheet instruments. Commitments generally have fixed expiration dates; however, since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis, using the same credit underwriting standards that are employed in making commercial loans. The amount of collateral obtained, if deemed necessary by the Company upon an extension of credit, is based on management’s credit evaluation of the customer. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, real estate and income-producing commercial properties.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.-)

2.	Significant Accounting Policies (Cont.-)

In the ordinary course of business, we are subject to legal actions normally associated with financial institutions. At September 30, 2005, we were not a party to any pending legal action that is expected to be material to our consolidated financial condition or results of operations.

Discontinued Business

In the second quarter this year, we decided to discontinue our wholesale mortgage lending business and to focus our capital and other resources on the growth of its commercial banking business. As a result, our commercial banking and retail brokerage businesses comprise our continuing operations with commercial banking the only reportable business segment; while the wholesale mortgage lending business has been classified as discontinued operations. We are in the process of winding down the operations of the wholesale mortgage lending business and expect to complete our exit from that business by the end of the fourth quarter of 2005.

The operating results of the discontinued wholesale mortgage lending business included in the accompanying consolidated statements of income are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
	(In thousands)
Income (loss) from discontinued operations, before income taxes	$(357)	$180	$(849)	$448
Income tax (expense) benefit	(146)	72	(348)	182

(Loss) income from discontinued operations, net of taxes(1)	$(211)	$108	$(501)	$266

(1)	Contributing to the losses, before taxes, incurred by discontinued operations in the nine months ended September 30, 2005, were charges aggregating $104,000 that were attributable to severance payments and write downs in the carrying value of software used in that business.

As of September 30, 2005 and December 31, 2004, loans held for sale by the wholesale mortgage lending division totaled $828,000 and $42 million, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Pacific Mercantile Bancorp is a bank holding company that owns all of the stock of Pacific Mercantile Bank (the “Bank”), which is a commercial bank that provides a full range of banking services to small and medium-size businesses and to professionals and the general public in Orange, Los Angeles, San Bernardino and San Diego counties, in Southern California. Substantially all of our operations are conducted and substantially all of our assets are owned by the Bank, which accounts for substantially all of our consolidated revenues and operating costs.

The following discussion presents information about our consolidated results of operations for the three and nine month periods ended September 30, 2005 and 2004 and our consolidated financial condition, liquidity and capital resources at September 30, 2005 and should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Report.

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

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and general practices in the banking industry. The accounting policy we follow in determining the sufficiency of our allowance for loan losses we consider to be a critical accounting policy.

Allowance for Loan Losses. The accounting policies and practices we follow in determining the sufficiency of the allowance we establish for possible loan losses require us to make judgments and assumptions about economic and market conditions and trends that can affect the ability of our borrowers to meet their loan payment obligations. Accordingly, we use historical loss factors, adjusted for current economic market conditions and other economic indicators, to determine the losses inherent in our loan portfolio and the sufficiency of our allowance for loan losses. If, however, unanticipated changes were to occur in those conditions or trends, actual loan losses could be greater than that predicted by those loss factors and our current assessments of current conditions and economic trends. In such an event, it would be necessary for us to increase the allowance for loan losses by means of a charge to income referred to in our financial statements as the “provision for loan losses.” Such an increase would reduce the carrying value of our loans on our balance sheet, and the additional provision for loan losses taken to increase that allowance would reduce our income, in the period when it is determined that an increase in the allowance for loan losses is necessary. See the discussion in the subsections below entitled “—Provision for Loan Losses” and “—Allowance for Loan Losses and Nonperforming Loans” below.

Discontinued Business

In June 2005, we decided to exit the wholesale mortgage banking business in order to concentrate our capital and management resources on expanding our commercial banking business. This decision was based on a number of factors, which included the steady growth achieved in, and the opportunities to further expand, our commercial lending business; increases in the costs of operations of the wholesale mortgage banking business and, therefore, the prospect that, by exiting that business, we could be able to improve the efficiency of our operations; an anticipated increase in the variability of the period-to-period operating results of the wholesale mortgage banking business, which would make it more difficult to achieve consistency and predictability in our results of operations; and the amount of capital that would be required to grow and improve the profitability of the wholesale mortgage banking business, particularly in the face of the changing interest rate and market environment. The wholesale mortgage loan operations are in the process of being wound down and we expect to complete our exit from that business by the end of the fourth quarter of 2005.

Overview of Operating Results in the Three and Nine Months Ended September 30, 2005

The following table sets forth information regarding the interest income that we generated, the interest expense that we incurred, our net interest income, noninterest income, noninterest expense, and our net income and net income per share for the three and nine months ended September 30, 2005 and 2004.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2005 Amounts	2004 Amounts	Percent Change	2005 Amounts	2004 Amounts	Percent Change
	(Unaudited)			(Unaudited)
	(Dollars in thousands except per share data)
Interest income	$12,146	$8,769	38.5%	$32,601	$24,198	34.7%
Interest expense	4,583	2,981	53.7%	11,852	8,520	39.1%

Net interest income	$7,563	$5,788	30.7%	$20,749	$15,678	32.3%
Noninterest income	$461	$561	(17.8)%	$1,371	$1,636	(16.2)%
Noninterest expense	$4,826	$3,951	22.1%	$13,646	$11,388	19.8%
Income from continuing business(1)	$1,694	$1,374	23.3%	$4,588	$2,941	56.0%
Income from discontinued business(1)	$(211)	$108	(295.4)%	$(501)	$266	(288.3)%
Net income	$1,483	$1,482	0.1%	$4,087	$3,207	27.4%
Net income per share—diluted
Income from continuing operations	$0.16	$0.13	23.1%	$0.43	$0.28	53.6%
Income from discontinued operations	$(0.02)	$0.01	(300.0)%	$(0.05)	$0.02	(350.0)%
Net income per share—diluted	$0.14	$0.14	NM	$0.38	$0.30	26.7%
Weighted average number of diluted shares	10,648,392	10,551,854	0.9%	10,582,888	10,524,578	0.6%

(1)	Net of taxes

Key Factors Affecting Operating Results in the Three and Nine Months Ended September 30, 2005

•	Increase in Net Interest Income. The increases in net interest income of 31% and 32% in the three and nine month periods ended September 30, 2005, respectively, were primarily the result of growth in the volume of our loans (loans exclusive of those held for sale). Core loans grew by $110 million, or 23%, to $590 million at September 30, 2005 from $480 million at September 30, 2004.

•	Improvement in Net Interest Margin. Net interest margin improved to 3.42% and 3.35%, respectively, in the three and nine month periods ended September 30, 2005, from 3.17% and 2.99%, respectively, in the corresponding three and nine month periods of 2004. This improvement was due largely to (i) the increase in the volume of core loans, which generated higher yields than our other earning assets, and (ii) an increase in the yield on federal funds sold for the three and nine month periods ended September 30, 2005, which improved to 3.30% and 2.81%, respectively, from 2.13% and 1.15%, respectively in like periods of 2004, as a result of the Federal Reserve Board (“FRB”) increases in the overnight funds rates, aggregating 2.75% over the past 15 months.

•	Decreases in Noninterest Income. The 18% decrease in noninterest income in the third quarter this year, as compared to the same quarter of last year, was primarily due to the fact that noninterest income in the third quarter of 2004 benefited from a net gain on the sale of other real estate owned in that quarter. The 16% decrease in noninterest income in the nine months ended September 30, 2005, was primarily attributable to a decline during the first quarter this year, as compared to the first quarter of 2004, in gains on sale of securities available for sale (consisting primarily of mortgage backed securities), coupled with the aforementioned decline in gains on sale of other real estate owned in this year’s third quarter.

•	Increase in Noninterest Expense; Improvement in Efficiency Ratios. The increases in noninterest expense in the three and nine month periods of 2005, as compared to the same periods of 2004, were primarily attributable to the September 2004 opening of, and the subsequent growth of our commercial banking business at, our Long Beach Financial Center and the opening of our new Ontario Financial Center in June of 2005, along with the addition of lending personnel primarily at our other Southern California Financial Centers. However, the increases in net interest income in those same three and nine month periods, more than offset the growth in operating expenses and as a result, our efficiency ratios (operating expenses as a percentage of total revenues) in the third quarter and nine months ended September 30, 2005 improved to 60% and 62%, respectively, from 62% and 66%, respectively, in the same three and nine month periods of 2004.

Set forth below are certain key financial performance ratios and other financial data from continuing operations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Unaudited)		(Unaudited)
Return on average assets (1)	0.72%	0.69%	0.69%	0.51%
Return on average shareholders’ equity (1)	8.66%	7.55%	8.00%	5.48%
Net interest margin (2)	3.42%	3.17%	3.35%	2.99%

(1)	Annualized.

(2)	Net interest income expressed as a percentage of total average interest earning assets.

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

The following table sets forth our interest income, interest expense, net interest income (in thousands of dollars) and net interest margin from continuing operations in the three and nine month periods ended September 30, 2005 and 2004, respectively:

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands except per share data)	2005 Amount	2004 Amount	Percent Change	2005 Amount	2004 Amount	Percent Change
	(Unaudited)			(Unaudited)
Interest income	$12,146	$8,769	38.5%	$32,601	$24,198	34.7%
Interest expense	4,583	2,981	53.7%	11,852	8,520	39.1%

Net interest income	$7,563	$5,788	30.7%	$20,749	$15,678	32.3%
Net interest margin	3.42%	3.17%		3.35%	2.99%

As the table above indicates, our net interest income increased by $1.8 million, or 31%, in the third quarter of 2005, and by $5.0 million, or 32%, in the nine months ended September 30, 2005, as compared to the same respective periods of 2004. Those increases were primarily attributable to increases in interest income of $3.3 million, or 39%, and $8.4 million, or 35%, respectively, in the three and nine month periods of 2005, as compared to the same periods of 2004. By contrast, our interest expense increased $1.6 million, or 54%, and $3.4 million, or 39%, respectively in the three and nine months periods ended September 30, 2005 over the corresponding periods of 2004.

The increases in interest income in the three and nine month periods ended September 30, 2005, were primarily attributable to (i) an increase in the volume of average interest earning assets, including increases of $132 million and $121 million, respectively, in the average volume of outstanding loans (exclusive of mortgages held for sale) over the corresponding periods of 2004, and (ii) to a lesser extent, the increase in market rates of interest over the last 15 months.

The increases in interest expense in the third quarter and nine months ended September 30, 2005, as compared to the same respective periods last year, were primarily attributable to increases of $98 million and $85 million in the average volume of interest bearing liabilities and the rise in market rates of interest rates subsequent to June 2004, which required us to increase the interest we pay to attract and retain deposits and led to increases in interest rates on our outstanding borrowings.

Our net interest margin improved to 3.42% in the third quarter of 2005 from 3.17% in the same quarter of 2004, and to 3.35% in the nine months ended September 30, 2005, from 2.99% in the same nine months of 2004. In the three months ended September 30, 2005 the yield on interest earning assets improved to 5.54%, while the average rate of interest paid on our interest bearing liabilities increased to 2.93%, as compared to a yield on interest earning assets of 4.78% and an average rate of interest paid on interest bearing liabilities of 2.24%, in the same three months of 2004. In the nine months ended June 2005, the yield on interest earning assets improved to 5.31%, and the average rate of interest paid on our interest bearing liabilities increased to 2.71%, as compared to a yield on interest earning assets of 4.58%, and an average rate of interest paid of 2.19%, in the same nine months of 2004.

This improvement in the average yield on interest earning assets was due primarily to the substantial increase in the volume of loans on which we generate greater yields than on our other interest earning assets and, to a lesser extent, the increase in interest rates over the past 15 months.

The following table sets forth changes in interest income, including loan fees, and interest paid in the three and nine month periods ended September 30, 2005, as compared to the same respective periods in 2004 and the extent to which those changes were attributable to changes in the volume and rates of interest earned on interest earning assets and interest paid on interest-bearing liabilities.

	Three Months Ended September 30, 2005 vs 2004 Increase (decrease) due to:			Nine Months Ended September 30, 2005 vs 2004 Increase (decrease) due to:
	Volume(1)	Rate(1)	Total	Volume(1)	Rate(1)	Total
	(Unaudited)			(Unaudited)
	(Dollars in thousands)			(Dollars in thousands)
Interest income:
Short-term investments(2)	$178	$79	$257	$131	$574	$705
Securities available for sale and stock	61	189	250	(825)	769	(56)
Loans	1,563	1,248	2,811	5,853	2,255	8,108

Total earning assets	1,802	1,516	3,318	5,159	3,598	8,757
Interest expense:
Interest-bearing checking accounts	3	14	17	6	41	47
Money market and savings accounts	71	49	120	155	523	678
Certificates of deposit	118	600	718	159	890	1,049
Borrowings	324	279	603	969	214	1,183
Junior subordinated debentures	169	51	220	356	470	826

Total interest-bearing liabilities	685	993	1,678	1,645	2,138	3,783

Net interest income	$1,117	$523	$1,640	$3,514	$1,460	$4,974

(1)	Changes in interest earned and interest paid due to changes in the mix of interest earning assets and interest bearing liabilities have been allocated to the change due to volume and the change due to interest rates in proportion to the relationship of the absolute dollar amounts of the changes in each.

(2)	Short-term investments consist of federal funds sold and interest bearing deposits with financial institutions.

The above table indicates that the increases of $1.6 million and $5.0 million, respectively, in our net interest income in the three and nine month periods ended September 30, 2005, as compared to the like periods in 2004, were the result of increases of $1.1 million and $3.5 million, respectively, in volume variance and of $523,000 and $1.5 million, respectively, in interest rate variance, for the three and nine month periods ended September 30, 2005, as compared to the same periods in 2004. The increases in the volume variance reflect the increases in average earning assets of $132 million and $121 million, respectively, and in average interest-bearing liabilities of $98 million and $85 million, respectively, in the three and nine month periods ended September 30, 2005, as compared to the corresponding periods of 2004. The increases in the rate variance reflect the increases in interest rates earned on average earning assets of 76 basis points and 73 basis points, respectively, offset by increases in interest rates paid on average interest-bearing liabilities of 69 basis points and 52 basis points, respectively, in the three and nine month periods ended September 30, 2005, as compared to the corresponding periods of 2004.

Provision for Loan Losses

Like virtually all banks and other financial institutions, we follow the practice of maintaining a reserve or allowance (the “Allowance”) for possible loan losses that occur from time to time as an incidental part of the banking business. When it is determined that the payment in full of a loan has become unlikely, the carrying value of the loan is reduced to what management believes is its realizable value. This reduction, which is referred to as a loan “charge-off,” or “write-down” is charged against the Allowance. The amount of the Allowance is increased periodically (i) to replenish the Allowance after it has been reduced due to loan charge-offs, (ii) to reflect changes in the volume of outstanding loans, and (iii) to take account of changes in the risk of potential losses due to a deterioration in the condition of borrowers or in the value of property securing non–performing loans or changes in economic conditions. See “—Financial Condition—Allowance for Loan Losses and Nonperforming Loans” below in this Section of this Report. Increases in the Allowance for

Loan Losses are made through a charge, recorded as an expense in the statement of income referred to as the “provision for loan losses.” Recoveries of loans previously charged-off are added back to the Allowance and, therefore, have the effect of increasing the Allowance for Loan Losses and reducing the amount of the provision that might otherwise be made to replenish or increase the Allowance.

Although we employ economic models that are based on bank regulatory guidelines, industry standards and historical loss experience to evaluate and determine the sufficiency of the Allowance for Loan Losses and, thereby, the amount of the provisions required to be made for potential loan losses, those determinations involve judgments about trends in current economic conditions and other events that can affect the ability of borrowers to meet their loan obligations. The duration and effects of current economic trends are subject to a number of uncertainties and changes that are outside of our ability to control. See the discussion below in this Section under the caption “Risks and Uncertainties That Could Affect our Future Financial Performance — we could incur losses on the loans we make.” If changes in economic or market conditions or unexpected subsequent events were to occur, it could become necessary to incur additional charges to increase the Allowance, which would have the effect of reducing our income or causing us to incur losses.

In addition, the Federal Reserve Board and the California Department of Financial Institutions, as an integral part of their examination processes, periodically review the adequacy of our Allowance for Loan Losses. These agencies may require us to make additional provisions, over and above the provisions that we have already made, the effect of which would be to reduce our income.

Noninterest Income

Noninterest income consists primarily of fees charged for services provided by the bank on deposit accounts and commissions earned on securities brokerage services.

The following table identifies the components of and the percentage changes in noninterest income in the three and nine month periods ended September 30, 2005, as compared to the same respective periods of 2004.

	Three Months Ended September 30,			Nine Months Ended September 30,
	Amount		Percentage Change 2005 vs. 2004	Amount		Percentage Change 2005 vs. 2004
	2005	2004		2005	2004
	Unaudited			Unaudited
	(Dollars in thousands)			(Dollars in thousands)
Service fees on deposits	$164	$181	(9.4)%	$502	$521	(3.6)%
Net gains on sales of securities available for sale	—	—	N/M	—	369	N/M
Brokerage commissions	235	179	31.3%	554	383	44.6%
Net gains on sale of other real estate owned	—	117	N/M	—	117	N/M
Other	62	84	(26.2)%	315	246	28.1%

Total noninterest income	$461	$561	(17.8)%	$1,371	$1,636	(16.2)%

Noninterest income decreased by $100,000, or 18%, in the third quarter of 2005, as compared to the same quarter in 2004, primarily due to the fact that we realized an $117,000 gain on sale of other real estate owned in the third quarter of 2004, whereas we had no sales of other real estate owned in this year’s third quarter. The resulting decrease, coupled with reductions in service fees on deposits and in other noninterest income, was partially offset by an increase in commissions earned on securities brokerage services in the third quarter of 2005, as compared to the same quarter of 2004. In the nine months ended September 30, 2005, noninterest income declined by $265,000, or 16%, as compared to the like period of 2004, due primarily to the fact that noninterest income in the nine months ended September 30, 2004 included $369,000 of gains from sales of securities and the aforementioned $117,000 of gain from the sale of other real estate owned; whereas there were no sales of, and hence no gains from, sales of securities or other real estate owned in the nine months ended September 30, 2005.

Noninterest Expense

The following table compares the amounts (in thousands of dollars) of the principal components of noninterest expense in the three and nine months periods ended September 30, 2005 to the same three and nine month periods of 2004.

	Three Months Ended September 30,			Nine Months Ended September 30,
	Amount		Percentage Change 2005 vs. 2004	Amount		Percentage Change 2005 vs. 2004
	2005	2004		2005	2004
	Unaudited			Unaudited
	(Dollars in thousands)			(Dollars in thousands)
Salaries and employee benefits	$2,506	$2,024	23.8%	$7,168	$5,697	25.8%
Occupancy	654	527	24.1%	1,785	1,543	15.7%
Equipment and depreciation	455	308	47.7%	1,198	995	20.4%
Data processing	137	141	(2.8)%	376	463	(18.8)%
Professional fees	367	165	122.4%	892	590	51.2%
Other operating expense(1)	707	786	(10.1)%	2,227	2,100	6.0%

Total noninterest expense	$4,826	$3,951	22.1%	$13,646	$11,388	19.8%

(1)	Other operating expense primarily consists of telephone, stationery and office supplies, regulatory expenses, investor relations, insurance premiums, postage, and correspondent bank fees.

Noninterest expense increased by $875,000, or 22%, in the quarter ended September 30, 2005 and by $2.3 million, or 20%, in the nine months ended September 30, 2005, as compared to the respective corresponding periods of 2004. These increases were primarily the result of expenses attributable to the September 2004 opening of, and the subsequent growth of our commercial banking business at, our Long Beach Financial Center and the opening of our new Ontario Financial Center in June of 2005, along with the addition of experienced lending personnel for our Southern California Financial Centers and our Corporate Banking Division.

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

Notwithstanding the increase in the dollar amounts of our noninterest expense in the third quarter and nine months ended September 30, 2005, as compared to the like periods of last year, we were able to improve our efficiency ratio from continuing operations in the quarter and nine months ended September 30, 2005, to 60% and 62%, respectively, from 62% and 66%, respectively, in the same three and nine month periods of 2004, due primarily to the increases we generated in net interest income.

We anticipate that noninterest expense also will be higher during the fourth quarter of this year, as compared to the same quarter of 2004, due primarily to the expansion of our banking franchise resulting from the growth of our Long Beach Financial Center, the opening of our Ontario Financial Center and the expansion of our lending staff.

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

The table below sets forth information concerning our rate sensitive assets and liabilities at September 30, 2005. The assets and liabilities are classified by the earlier of maturity or repricing dates in accordance with their contractual terms. As is described above, certain shortcomings are inherent in the method of analysis presented in this table.

	Three Months or Less	Over Three Through Twelve Months	Over One Year Through Five Years	Over Five Years	Non- Interest- Bearing	Total
	Unaudited
	(Dollars in thousands)
Assets
Interest-bearing deposits in other financial institutions	$426	$—	$—	$—	$—	$426
Investment in unconsolidated trust subsidiaries	—	$—	$—	$—	$837	837
Securities available for sale	17,018	44,111	122,264	55,149	—	238,542
Federal Reserve Bank and Federal Home Loan Bank stock	12,217	—	—	—	—	12,217
Federal funds sold	40,000	—	—	—	—	40,000
Loans, gross	269,341	56,364	234,205	35,925	—	595,835
Non-interest earning assets, net	—	—	—	—	45,572	45,572

Total assets	$339,002	$100,475	$356,469	$91,074	$46,409	$933,429

Liabilities and Shareholders Equity
Noninterest-bearing deposits	$—	$—	$—	$—	$191,131	$191,131
Interest-bearing deposits	214,063 (1)	110,262 (2)	47,040	—	—	371,365
Borrowings	63,706	147,000	49,000	—	—	259,706
Junior subordinated debentures	22,682	5,155	—	—	—	27,837
Other liabilities	—	—	—	—	5,270	5,270
Shareholders’ equity	—	—	—	—	78,120	78,120

Total liabilities and shareholders equity	$300,451	$262,417	$96,040	$0	$274,521	$933,429

Interest rate sensitivity gap	$38,551	$(161,942)	$260,429	$91,074	$(228,112)

Cumulative interest rate sensitivity gap	$38,551	$(123,391)	$137,038	$228,112	$—

Cumulative % of rate sensitive assets in maturity period	36%	47%	85%	95%	100%

Rate sensitive assets to rate sensitive liabilities	113%	38%	371%	N/A	N/A

Cumulative ratio	113%	78%	121%	135%	N/A

[1]	Net of Bancorp’s money market demand account of $21.7 million and certificate of deposit of $5.0 million

[2]	Net of Bancorp’s certificate of deposit of $250,000

At September 30, 2005, our rate sensitive balance sheet was shown to be in a negative twelve-month gap position. This would imply that our net interest margin would decrease in the short–term if interest rates rise and would increase in the short-term if interest rates were to fall. However, as noted above, the extent to which our net interest margin will be impacted by changes in prevailing interests rates will depend on a number of factors, including how quickly rate sensitive assets and liabilities react to interest rate changes, the mix of our interest earning assets (loans versus other lower yielding interest earning assets, such as securities) and the mix of our interest bearing deposits (between for example, lower interest core deposits and higher cost time certificates of deposit) and our other interest bearing liabilities.

Financial Condition

Assets

Our total consolidated assets increased by $87 million, or 10%, to $933 million at September 30, 2005 from $846 million at December 31, 2004, primarily as a result of increases in loan volume. Those increases were funded by increases in deposits and in borrowings.

The following table sets forth the composition of our interest earning assets at:

	September 30, 2005	December 31, 2004
	Unaudited
	(In thousands)
Federal funds sold	$40,000	$69,600
Interest-bearing deposits with financial institutions	426	738
Federal Reserve Bank and Federal Home Loan Bank Stock, at cost	12,217	10,662
Securities available for sale, at fair value	238,542	169,412
Loans (net of allowances of $4,690 and $4,032, respectively)	590,317	511,827
Loans held for sale, at fair value(1)	828	42,348

(1)	Loans held for sale comprise substantially all of the assets of our discontinued wholesale mortgage lending operations.

Loans

The following table sets forth the composition, by loan category, of our loan portfolio, excluding mortgage loans held for sale, at September 30, 2005 and December 31, 2004:

	September 30, 2005		December 31, 2004
	Amount	Percent	Amount	Percent
	Unaudited
	(Dollars in thousands)
Commercial loans	$148,879	25.0%	$132,964	25.8%
Real estate loans	230,910	38.8%	174,520	33.7%
Residential mortgage loans	173,653	29.2%	173,194	33.6%
Construction loans	39,279	6.6%	29,731	5.8%
Consumer loans	2,438	0.4%	5,471	1.1%

Gross loans	595,159	100.0%	515,880	100.0%

Deferred fee (income) costs, net	(152)		(21)
Allowance for loan losses	(4,690)		(4,032)

Loans, net	$590,317		$511,827

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

The following tables set forth the maturity distribution of our loan portfolio (excluding consumer and residential mortgage loans and mortgage loans held for sale) at September 30, 2005:

	September 30, 2005
	One Year or Less	Over One Year Through Five Years	Over Five Years	Total
	Unaudited
	(Dollars in thousands)
Real estate and construction loans(1)
Floating rate	$54,334	$43,180	$147,006	$244,520
Fixed rate	1,218	18,107	6,344	25,669
Commercial loans
Floating rate	90,195	24,299	8,835	123,329
Fixed rate	6,625	17,854	1,071	25,550

Total	$152,372	$103,440	$163,256	$419,068

(1)	Does not include mortgage loans on single and multi-family residences and consumer loans, which totaled $173.7 million and $2.4 million, respectively, at September 30, 2005.

Allowance for Loan Losses and Nonperforming Loans

Allowance for Loan Losses. The allowance for loan losses (the “Allowance”) at September 30, 2005 was $4.7 million, which represented approximately 0.79% of the loans outstanding at September 30, 2005, as compared to $4.0 million, or 0.78%, of the loans outstanding at December 31, 2004, in each case exclusive of loans held for sale.

We carefully monitor changing economic conditions, the loan portfolio by category, the financial condition of borrowers, the history of the loan portfolio, and we follow bank regulatory guidelines in determining the adequacy of the Allowance. We believe that the Allowance at September 30, 2005 was adequate to provide for losses inherent in the loan portfolio. However, as the volume of loans increases, additional provisions for loan losses will be required to maintain the Allowance at adequate levels. Additionally, the Allowance was established on the basis of assumptions and judgments regarding such matters as economic conditions and trends and the condition of borrowers, historical industry loan loss data and regulatory guidelines, and actual loan losses in the future could vary from the losses predicted on the basis of those assumptions, judgments and guidelines. For example, if economic conditions were to deteriorate, or interest rates were to increase significantly, which would have the effect of increasing the risk that borrowers would encounter difficulties meeting their loan payment obligations, it could become necessary to increase the Allowance by means of additional provisions for loan losses. See “—Results of Operations—Provision for Loan Losses” above.

Set forth below is a summary of the transactions in the allowance for loan losses for the nine months ended September 30, 2005 and the year ended December 31, 2004:

	September 30, 2005	December 31, 2004
	Unaudited
	(In thousands)
Balance, beginning of period	$4,032	$3,943
Provision for loan losses	690	973
Amounts charged off	(32)	(884)

Balance, end of period	$4,690	$4,032

The $884,000 loan charge off during fiscal year ended December 31, 2004, primarily represents one loan that had been fully reserved for in the Allowance at December 31, 2003.

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

At September 30, 2005 and December 31, 2004, we had $1.4 million and $11,000, respectively, of fully collateralized loans that were delinquent 90 days or more and which were classified as a nonaccrual and impaired loans. We had no loans delinquent 90 days or more with principal still accruing interest or any restructured loans at September 30, 2005 or December 31, 2004. At September 30, 2005, our average investment in impaired loans, on a year-to-date basis, was $895,000. The interest that we would have earned in the nine months ended September 30, 2005, had the impaired loans remained current in accordance with their original terms was $52,000.

Loans Held for Sale

Loans held for sale in the secondary market, which consist primarily of mortgage loans originated by our wholesale mortgage lending business, totaled $828,000 at September 30, 2005, a decrease of $41 million from $42 million at December 31, 2004. Loans held for sale are carried at the lower of cost or estimated fair value in the aggregate except for those designated as fair value hedges, which are carried at fair value. There were $828,000 of loans held for sale designated as fair value hedges at September 30, 2005, and there were no ineffective hedges. Net unrealized losses on loans held for sale, if any, are recognized through a valuation allowance by charges to income. As of September 30, 2005, we had a valuation allowance of approximately $12,000 representing net unrealized losses related to these loans held for sale.

As previously disclosed, our wholesale mortgage lending business, which originated these loans held for sale, is being wound down and is classified in the accompanying financial statements as discontinued operations. We expect to have exited that business by the end of the fourth quarter of the current year, by which time all the remaining loans held for sale will have been sold or transferred to the commercial loan portfolio at the lower of cost or market.

Deposits

Average Balances of and Average Interest Rates Paid on Deposits. Set forth below are the average amounts (in thousands of dollars) of, and the average rates paid on, deposits for the nine months ended September 30, 2005:

	Nine Months Ended September 30, 2005
	Unaudited
	Average Balance	Average Rate
	(Dollars in thousands)
Noninterest-bearing demand deposits	$194,567	—
Interest-bearing checking accounts	22,336	0.56%
Money market and savings deposits	137,506	1.73%
Time deposits	208,710	3.14%

Total deposits	$563,119	1.61%

Deposit Totals. Deposits totaled $562 million at September 30, 2005 as compared to $534 million at December 31, 2004. At September 30, 2005, noninterest-bearing deposits totaled $191 million and represented 34% of total deposits, as compared to $175 million and 33% of total deposits at December 31, 2004. At September 30, 2005, certificates of deposit in denominations of $100,000 or more totaled $119 million and represented 21% of total deposits, as compared to $99 million and 19% of total deposits at December 31, 2004. Set forth below is a maturity schedule of domestic time certificates of deposit outstanding at September 30, 2005:

	At September 30, 2005
	Certificates of Deposit Under $100,000	Certificates of Deposit of $100,000 or More
	Unaudited
	(In thousands)
Maturities
Three months or less	$21,851	$33,264
Over three and through twelve months	46,115	64,398
Over twelve months	25,551	21,489

Total certificates of deposit	$93,517	$119,151

Liquidity

We actively manage our liquidity needs to ensure that sufficient funds are available to meet the ongoing needs of our customers. We project the future sources and uses of funds and maintain sufficient liquid funds for unanticipated events. Our primary sources of cash include payments on loans, and the sale or maturity of investments and growth in deposits. The primary uses of cash include funding new loans and making advances on existing lines of credit, purchasing investments, including securities available for sale, funding deposit withdrawals and paying operating expenses. We maintain funds in overnight federal funds and other short-term investments to provide for short-term liquidity needs. We also have obtained credit lines from the Federal Home Loan Bank and other financial institutions to meet any additional liquidity requirements.

Cash flow Provided by Financing Activities. Cash flow of $84 million was provided by financing activities during the nine months ended September 30, 2005, the source of which consisted primarily of net increases of $29 million in deposits and $55 million in net borrowings.

Cash flow From Operating Activities. Cash flow of $9 million was provided by our continuing operations, while the activities of our discontinued mortgage lending operations provided an additional $41 million of cash during the nine months ended September 30, 2005.

Cash flow Used in Investing. In the nine months ended September 30, 2005, we used cash flow of $153 million in investing activities, primarily to fund an increase of $79 million in loans and $121 million of purchases of investment securities available for sale, partially offset by $47 million of proceeds from principal payments received on investment securities available for sale.

Our liquid assets, which included cash and due from banks, federal funds sold, interest earning deposits with financial institutions and unpledged securities available for sale (excluding Federal Reserve Bank and Federal Home Loan Bank stock) totaled $149 million or 16% of total assets at September 30, 2005.

The relationship between gross loans and total deposits provides a useful measure of our liquidity. Since repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loan-to-deposit ratio the less liquid are our assets. On the other hand, since we realize greater yields and higher interest income on loans than we do on investments, a lower loan-to-deposit ratio can adversely affect interest income and earnings. As a result, our goal is to achieve a loan-to-deposit ratio that appropriately balances the requirements of liquidity and the need to generate a fair return on assets. At September 30, 2005, the ratio of loans-to-deposits (excluding loans held for sale) was 105%, compared to 96% at December 31, 2004. Even through our loans-to-deposits ratio was 105%, the Company maintained adequate liquidity supported by Federal Home Loan Bank advances and securities sold under agreement to repurchase.

Off Balance Sheet Arrangements

Loan Commitments and Standby Letters of Credit. In order to meet the financing needs of our customers in the normal course of business, we make commitments to extend credit and issue standby commercial letters of credit to or for our customers. At September 30, 2005 and December 31, 2004, we were committed to fund certain loans (inclusive of mortgages held for sale) amounting to approximately $155 million and $167 million, respectively.

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

Contractual Obligations

Borrowings. As of September 30, 2005, we had $49 million of outstanding long-term borrowings and $174 million of outstanding short-term borrowings that we had obtained from the Federal Home Loan Bank. The table below sets forth the amounts (in thousands of dollars) of, the interest rates we pay on, and the maturity dates of these Federal Home Loan Bank borrowings. These borrowings, along with the securities sold under agreements to repurchase, have a weighted-average annualized interest rate of 3.07%.

Principal Amounts	Interest Rate	Maturity Dates	Principal Amounts	Interest Rate	Maturity Dates
(Dollars in thousands)			(Dollars in thousands)
5,000	2.34%	October 13, 2005	5,000	3.13%	June 19, 2006
7,000	2.34%	November 14, 2005	5,000	3.78%	July 10, 2006
5,000	2.35%	November 14, 2005	7,000	3.72%	July 10, 2006
5,000	2.33%	November 17, 2005	5,000	2.76%	August 9, 2006
5,000	2.33%	November 21, 2005	7,000	4.19%	August 10, 2006
7,000	2.41%	January 9, 2006	5,000	4.13%	August 15, 2006
6,000	1.94%	January 23, 2006	2,000	2.94%	August 28, 2006
10,000	2.74%	January 30, 2006	3,000	2.56%	September 18, 2006
5,000	2.66%	February 2, 2006	3,000	2.49%	September 25, 2006
7,000	3.18%	February 3, 2006	5,000	2.39%	October 2, 2006
5,000	2.00%	February 13, 2006	2,000	2.40%	October 2, 2006
5,000	2.50%	February 21, 2006	7,000	3.18%	November 22, 2006
6,000	2.34%	February 28, 2006	5,000	2.69%	December 12, 2006
10,000	4.14%	March 10, 2006	5,000	2.67%	December 18, 2006
5,000	3.50%	March 16, 2006	4,000	2.50%	January 22, 2007
5,000	4.18%	April 10, 2006	5,000	2.57%	February 12, 2007
5,000	3.26%	April 10, 2006	5,000	3.62%	May 18, 2007
7,000	3.59%	May 1,2006	3,000	3.14%	September 18, 2007
5,000	4.21%	May 10, 2006	2,000	3.06%	September 24, 2007
5,000	3.87%	May 18, 2006	1,000	2.91%	October 1, 2007
7,000	3.62%	June 7, 2006	5,000	3.45%	February 11, 2009
5,000	3.63%	June 9, 2006

At September 30, 2005, U.S. Agency and Mortgage Backed securities, U.S. Government agency securities and collateralized mortgage obligations with an aggregate fair market value of $166 million and $101 million of residential mortgage and other real estate secured loans were pledged to secure these Federal Home Loan Bank borrowings, repurchase agreements, local agency deposits, and Treasury, Tax and Loan accounts.

The highest amount of borrowings outstanding at any month end during the nine months ended September 30, 2005 consisted of $223 million of borrowings from the Federal Home Loan Bank and $37 million of overnight borrowings in the form of securities sold under repurchase agreements. During 2004, the highest amount of borrowings outstanding at any month end consisted of $191 million of advances from the Federal Home Loan Bank and $17 million of overnight borrowings in the form of securities sold under repurchase agreements.

Junior Subordinated Debentures. Pursuant to rulings of the Federal Reserve Board, bank holding companies have been permitted to issue long term subordinated debt instruments that will, subject to certain conditions, qualify as and, therefore, augment capital for regulatory purposes. Pursuant to those rulings, in 2002, we formed subsidiary grantor trusts to sell and issue to institutional investors a total of $17 million principal amount of floating junior trust preferred securities (“trust preferred securities”). We received the net proceeds from the sale of the trust preferred securities in exchange for our issuance to the grantor trusts, of a total $17 million principal amount of our junior subordinated floating rate debentures (the “Debentures”), the payment terms of which mirror those of the trust preferred securities. In October 2004, we established another grantor trust that sold an additional $10 million of trust preferred securities to an institutional investor and, in connection therewith, we sold and issued an additional $10 million principal amount of junior subordinated floating rate debentures in exchange for the proceeds raised from the sale of those trust preferred securities. The payments that we make of interest and principal on the Debentures are used by the grantor trusts to make the payments that come due to the holders of the trust preferred securities pursuant to the terms of those securities.

Set forth below is certain information regarding the terms of the Debentures that were outstanding as of September 30, 2005:

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

Under the Federal Reserve Board rulings, the borrowings evidenced by the Debentures, which are subordinated to all of our other borrowings that are outstanding or which we may obtain in the future, are eligible (subject to certain dollar limitations) to qualify and, at September 30, 2005, $26.8 million of those Debentures qualified as Tier I capital, for regulatory purposes. The remaining $1.0 million qualified as Tier II capital for regulatory purposes. See discussion below under the subcaption “—Regulatory Capital Requirements.”

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

The following is a summary of the major components of securities available for sale and a comparison of the amortized cost, estimated fair values and gross unrealized gains and losses as of September 30, 2005 and December 31, 2004:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	Unaudited
	(Dollars in thousands)
September 30, 2005
Securities Available For Sale:
Mortgage Backed Securities	$211,080	$17	$3,779	$207,318
Collateralized Mortgage Obligations	19,988	0	302	19,686

Total Government and Agencies Securities	231,068	17	4,081	227,004
Municipal Securities	10,087	32	75	10,044
Mutual Fund	1,494	0	0	1,494

Total Securities Available For Sale	$242,649	$49	$4,156	$238,542

December 31, 2004
Securities Available For Sale:
U.S. Agencies and Mortgage Backed Securities	$160,405	$14	$2,383	$158,036
Collateralized Mortgage Obligations	10,487	3	122	10,368

Total Government and Agencies Securities	170,892	17	2,505	168,404
Fannie Mae Trust Preferred Stock	1,008	0	0	1,008

Total Securities Available For Sale	$171,900	$17	$2,505	$169,412

At September 30, 2005, U.S. Agencies and Mortgage Backed securities, U.S. Government Agency securities and collateralized mortgage obligations with an aggregate fair market value of $166 million were pledged to secure Federal Home Loan Bank borrowings, repurchase agreements, local agency deposits and Treasury, Tax and Loan accounts.

The amortized cost and estimated fair value, at September 30, 2005, of securities available for sale are shown in the table below by contractual maturities and historical prepayments based on the prior three months of principal payments. Expected maturities will differ from contractual maturities and historical prepayments, particularly with respect to collateralized mortgage obligations, because borrowers may react to interest rate market conditions differently than the historical prepayment rates.

	Maturing in
(Dollars in thousands)	One year or less	Over one year through five years	Over five years through ten years	Over ten years	Total
	Unaudited
Securities available for sale, amortized cost	$58,474	$112,597	$49,020	$22,558	$242,649
Securities available for sale, estimated fair value	57,547	110,533	47,953	22,509	238,542
Weighted average yield	3.52%	3.79%	4.14%	4.50%	3.86%

The table below shows as of September 30, 2005, the gross unrealized losses and fair values of our investments, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	Securities With Unrealized Loss as of September 30, 2005
	Less than 12 months		12 months or more		Total
(Dollars In thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	Unaudited
US Agencies and Mortgage Backed Securities	$95,187	$1,031	$104,507	$2,748	$199,694	$3,779
Collateralized Mortgage Obligations	15,358	154	4,328	148	19,686	302
Municipal Securities	5,667	75	0	0	5,667	75

Total Temporarily impaired securities	$116,212	$1,260	$108,835	$2,896	$225,047	$4,156

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

The following table sets forth the amounts of capital and capital ratios of the Company (on a consolidated basis) and the Bank (on a stand alone basis) at September 30, 2005, as compared to the respective minimum regulatory requirements applicable to them.

			Applicable Federal Regulatory Requirement
	Actual		Capital Adequacy Purposes		To be Categorized Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total Capital to Risk Weighted Assets:
Company	$113,111	16.7%	$54,439	At least 8.0%	$68,049	At least 10.0%
Bank	74,740	11.2%	53,526	At least 8.0%	66,907	At least 10.0%
Tier 1 Capital to Risk Weighted Assets:
Company	$107,446	15.8%	$27,220	At least 4.0%	$40,830	At least 6.0%
Bank	70,087	10.5%	26,763	At least 4.0%	40,144	At least 6.0%
Tier 1 Capital to Average Assets:
Company	$107,446	11.5%	$37,259	At least 4.0%	$46,574	At least 5.0%
Bank	70,087	7.5%	37,247	At least 4.0%	46,558	At least 5.0%

As of September 30, 2005, based on applicable capital regulations, the Company (on a consolidated basis) and the Bank (on a stand-alone basis) qualified as well capitalized institutions under the capital adequacy guidelines described above.

Our consolidated total capital and Tier 1 capital of the Company, at September 30, 2005, include an aggregate of $26.8 million of long term indebtedness evidenced by the Junior Subordinated Debentures that we issued in 2002 and 2004 in connection with the sale of trust preferred securities. The remaining $1.0 million principal amount of the long-term indebtedness was classified as Tier II capital. See “—Financial Condition—Contractual Obligations” above. We contributed $25 million of the net proceeds from the sale of the trust preferred securities to the Bank, thereby, increasing its total capital and Tier 1 capital.

Dividend Policy and Share Repurchase Program. The Company intends to analyze the cash flow requirements in order to determine if we will pay dividends in the next three to twelve months.

In July 2005, our Board of Directors concluded that, at prevailing market prices, the Company’s shares represented an attractive investment opportunity and, therefore, that repurchases of Company shares would be a good use of Company funds. As a result, the Board of Directors approved a share repurchase program, which authorizes Company to purchase up to two percent (2%) of the Company’s outstanding common shares, which are approximately 200,000 shares in total. Purchases may be made in the open market or in private transactions, in accordance with applicable Securities and Exchange Commission rules, when opportunities become available to purchase shares at prices believed to be attractive. The Company is under no obligation to repurchase shares under the share repurchase program and the timing, actual number and value of shares that are repurchased by the Company under this program will depend on a number of factors, including the Company’s future financial performance and available cash resources, competing uses for its corporate funds, prevailing market prices of its common stock and the number of shares that become available for sale at prices that the Company believes are attractive, as well as any regulatory requirements applicable to the Company. To date the Company has not purchased any stock under this program.

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

Our ability to achieve and sustain our profitability is substantially dependent on our net interest income. Like most banking organizations and other depository institutions, our interest income is affected by a number of factors outside of our control, including changes in market rates of interest, which in turn are affected by changes in national economic conditions and national monetary policies adopted by the Federal Reserve Board. From 2001 and continuing until June 30, 2003, the Federal Reserve Board followed a policy of reducing interest rates in an effort to stimulate the national economy. Those interest rate reductions, coupled with sluggishness in the economy, led to decreases in our net interest margin during 2003 and made it more difficult to increase earnings. We cannot predict whether the improvement in the economy will continue or whether the Federal Reserve Board’s recent increases in interest rates, which have totaled 275 basis points since June 2004, will succeed in lessening the downward pressure on net interest margins that was prevalent through most of the last three years.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures in effect as of September 30, 2005. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2005, our disclosure controls and procedures were effective to provide reasonable assurance that material information, relating to the Company and its consolidated subsidiaries, required to be included in our Exchange Act reports, including this Quarterly Report on Form 10-Q, is made known to management, including the Chief Executive Officer and Chief Financial Officer, on a timely basis.

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2005 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PACIFIC MERCANTILE BANCORP

Date: November 8, 2005	By:	/S/ NANCY A. GRAY
Nancy A. Gray, Chief Financial Officer

S-1

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

E-1