Form 10-K
period 2005-12-31
PACIFIC MERCANTILE BANCORP
filed 2006-03-16
CIK 1109546

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of 15(d) of the Act.  YES ☐  NO ☒.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.  YES ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐                Accelerated filer  ☒                Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Securities Exchange Act Rule 12b-2).  YES ☐  No ☒

The aggregate market value of voting shares held by non-affiliates of registrant as of June 30, 2005, which was determined on the basis of the closing price of registrant’s shares on that date, was approximately $136,140,000.

As of March 10, 2006, there were 10,217,209 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Except as otherwise stated therein, Part III of the Form 10-K is incorporated by reference from the Registrant’s Definitive Proxy Statement which is expected to be filed with the Commission on or before April 29, 2006 for its 2006 Annual Meeting of Shareholders.

PACIFIC MERCANTILE BANCORP

ANNUAL REPORT ON FORM 10K

FOR THE YEAR ENDED DECEMBER 31, 2005

i

FORWARD LOOKING STATEMENTS

Statements contained in this Report that are not historical facts or that discuss our expectations or beliefs regarding our future operations or future financial performance, or financial or other trends in our business, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. Often, they include the words “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “project,” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could,” or “may.” The information contained in such forward-looking statements is based on current information and assumptions about future events over which we do not have control and our business is subject to a number of risks and uncertainties that could cause our financial condition or actual operating results in the future to differ significantly from our expected financial condition or operating results that are set forth in those statements. Those risks and uncertainties are described in Item 1A of Part I of this Report under the caption “RISK FACTORS” and readers of this Report are urged to read that Section of this Report. Due to these uncertainties and risks, readers are cautioned not to place undue reliance on forward-looking statements contained in the Report, which speak only as of the date of this Annual Report. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1.	BUSINESS

Background

Pacific Mercantile Bancorp is a California corporation that owns all of the stock of Pacific Mercantile Bank, a California state chartered commercial bank (which, for convenience, will sometimes be referred to in this report as the “Bank” or “our Bank”). The capital stock of the Bank is our principal asset and substantially all of our business operations are conducted by the Bank which, as a result, accounts for substantially all of our revenues and income. As the owner of a commercial bank, Pacific Mercantile Bancorp is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (the “Bank Holding Company Act”) and, as such, our operations are regulated by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). See “Supervision and Regulation” below in this Report. In December 2002, we also began offering our customers retail securities brokerage service and investment products such as tax free income, fixed income and equity securities and mutual fund investments, through PMB Securities Corp, a wholly-owned subsidiary that is a securities broker-dealer and member of the National Association of Securities Dealers, Inc. (the “NASD”). For ease of reference, we will sometimes use the terms “Company,” “we” or “us” in this Report to refer to Pacific Mercantile Bancorp on a consolidated basis and “PM Bancorp” to refer to Pacific Mercantile Bancorp on a “stand-alone” or unconsolidated basis.

The Bank, which is headquartered in Orange County, California, approximately 40 miles south of Los Angeles, and conducts a commercial banking business in Orange, Los Angeles, San Bernardino and San Diego counties. The Bank is also a member of the Federal Reserve System and its deposits are insured, to the maximum extent permitted by law, by the Federal Deposit Insurance Corporation (commonly known as the “FDIC”).

At December 31, 2005, the Company’s total assets, net loans (including loans held for sale), and total deposits had grown to $981 million, $650 million and $580 million, respectively. Additionally, as of that date we were serving a total of approximately 8,800 deposit accounts, of which approximately 45% were business customers. Currently we operate eight full service commercial banking offices (which we refer to as “financial centers”) and an internet banking branch at www.pmbank.com. Due to the Bank’s internet presence, the Bank has customers who are located in 49 states and the District of Columbia, although the vast majority of our customers are located in Southern California.

The Bank commenced business in March 1999, with the opening of its first financial center, located in Newport Beach, California, and in April 1999 it launched its internet banking site, at www.pmbank.com, where our customers are able to conduct many of their commercial and personal banking transactions, more conveniently and less expensively, with us, 24 hours a day, 7 days a week. We have achieved rapid growth in Southern California since then, opening the following seven additional financial centers between August 1999 and July, 2005:

Banking and Financial Center Locations	County	Opened for Business
San Clemente, California	Orange	August 1999

Costa Mesa, California	Orange	June 2001

Beverly Hills, California	Los Angeles	July 2001

La Jolla, California	San Diego	June 2002

La Habra, California	Orange	September 2003

Long Beach, California	Los Angeles	September 2004

Ontario, California	San Bernardino	July 2005

We are scheduled to relocate the San Clemente financial center to new offices in the adjoining community of San Juan Capistrano, in Orange County, during the second quarter of 2006.

According to data published by the FDIC, at December 31, 2005 there were approximately 148 commercial banks operating with banking offices located in the counties of Los Angeles, Orange, San Diego, Riverside and San Bernardino in Southern California. Of those commercial banks, 26 have assets in excess of $1 billion (several of which operate in multiple states); 108 have assets under $500 million (which are often referred to as “community banks”); and only 14, including our Bank, had assets ranging between $500 million and $1 billion. As a result, we believe that we are well-positioned to achieve further growth in Southern California.

PM Bancorp was organized in 2000 to become a bank holding company for the Bank. In June 2000, it did so, following receipt of required regulatory approvals, by acquiring all of the stock of the Bank in a merger in which the shareholders of the Bank became the shareholders of PM Bancorp, exchanging their shares of common stock of the Bank, on a one share-for-one share basis, for shares of PM Bancorp’s common stock. Prior to that time, PM Bancorp had no material assets and had not conducted any business.

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

In furtherance of that strategy:

•	We offer at our financial centers and at our interactive internet banking website, a broad selection of financial products and services that address, in particular, the banking needs of business customers and professional firms, including services that are typically available only from larger banks in our market areas.

•	We provide a level of convenience and access to banking services that we believe are not typically available from the community banks with which we compete, made possible by the combination of our full service financial centers and the internet banking capabilities coupled with personal services we offer our customers.

•	We have built a technology and systems infrastructure that we believe will support the growth and further expansion of our banking franchise in Southern California.

•	We adhere to stringent loan and investment underwriting standards which has enabled us to maintain high quality earning assets and a strong balance sheet, which is necessary to our ability to support the growth and further expansion of our banking franchise.

We plan to continue to focus our services primarily on and offer products primarily for small to mid-size businesses in order to achieve internal growth of our banking franchise. We believe this focus will enable us to grow our loans and other earning assets and increase our core deposits (consisting of non-interest bearing demand, and lower cost savings and money market deposits), with the goal of increasing our net interest margins and improving our profitability. We also believe that, with our technology systems in place, we have the capability to significantly increase the volume of banking transactions that we handle without having to incur the cost or disruptions of a major computer enhancement program.

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

Deposit Products

Deposits are a bank’s principal source of funds for making loans and acquiring other interest earning assets. Additionally, the interest expense that a bank must incur to attract and maintain deposits has a significant impact on its operating results. A bank’s interest expense, in turn, will be determined in large measure by the types of deposits that it offers to and is able to attract from its customers. Generally, banks seek to attract “core deposits” which consist of demand deposits that bear no interest and low cost interest-bearing checking, savings and money market deposits. By comparison time deposits (also sometimes referred to as “certificates of deposit”), including those in denominations of $100,000 or more, usually bear much higher interest rates and are more interest-rate sensitive and volatile than core deposits. A bank that is not able to attract significant amounts of core deposits must rely on more expensive time deposits or alternative sources of fund, such as Federal Home Loan Bank borrowings to fund interest-earning assets, which means that its costs of funds will be higher and, as a result, its net interest margin is likely to be lower, than a bank with higher proportion of core deposits. See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS — Net Interest Income.”

The following table sets forth, by type of deposit, the year-to-date average balances and total amounts of the deposits maintained by our customers as of December 31, 2005:

	December 31, 2005
	Year-to-Date Average Balance	Balance at
	(In thousands)
Type of Deposit
Noninterest-bearing checking accounts(1)	$194,572	$200,688
Interest-bearing checking accounts(2)	23,053	25,125
Money Market and savings deposits	137,858	131,094
Certificates of deposit(3)	210,277	223,442

Totals	$565,760	$580,349

(1)	Includes noninterest-bearing demand checking accounts. Excludes noninterest-bearing demand deposits maintained at the Bank by PMB Securities Corp with an average annual balance of $38,000 for the year ended, and a balance of $30,000 at, December 31, 2005.

(2)	Includes savings accounts and money market accounts. Excludes money market deposits maintained at the Bank by PM Bancorp with an annual average balance of $31.1 million for the year ended and a balance of $19.2 million at December 31, 2005,

(3)	Time certificates of deposit in varying denominations under and over $100,000. Excludes certificates of deposit maintained by PM Bancorp at the Bank with an average balance for the year ended and a balance at December 31, 2005 of $5.3 million.

Loan Products

We offer our customers a number of different loan products, including commercial loans and credit lines, accounts receivable and inventory financing, SBA guaranteed business loans, commercial real estate and construction loans, residential mortgage loans and consumer loans. The following table sets forth the types and the amounts of our loans that were outstanding:

	At December 31, 2005
	Amount	Percent of Total
	(Dollars in thousands)
Commercial loans	$187,246	28.6%
Real estate loans	241,866	36.9
Residential mortgage loans(1)	173,685	26.5
Construction loans	47,056	7.2
Consumer loans	5,523	0.8

Total	$655,376	100.0%

(1)	Residential mortgage loans consisted primarily of mortgage loans obtained to finance the purchase or refinance single family and multi-family residences.

Commercial Loans

The commercial loans we offer, generally, include short-term secured and unsecured business and commercial loans with maturities ranging from 12 to 24 months, accounts receivable financing for terms of up to 18 months, equipment and automobile loans and leases which generally amortize over a period of up to 7 years, and SBA guaranteed business loans with terms of up to 10 years. The interest rates on these loans generally are adjustable and usually are indexed to The Wall Street Journal’s prime rate. However, since 2003 it generally has been our practice to establish an interest rate floor on our commercial loans, generally ranging from 5.0% to 6.0%. In order to mitigate the risk of borrower default, we generally require collateral to support the credit or, in the case of loans made to businesses, personal guarantees from their owners, or both. In addition, all such loans must have well-defined primary and secondary sources of repayment. We typically require personal guarantees from the owners of the businesses to which we make such loans. Generally, lines of credit are granted for no more than a 12-month period and are subject to periodic reviews.

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

Customers desiring to obtain a commercial real estate loan have good payment records with a debt coverage ratio generally of at least 1.25 to 1. In addition, we require adequate insurance on the property securing the loan to protect the collateral value. These loans are generally adjustable rate loans with interest rates tied to a variety of independent indexes. In many cases these loans have fixed rates for an initial five year period and adjust thereafter based on the applicable index. These loans are generally written for terms of up to 12 years, with loan-to-value ratios of not more than 75% on owner occupied properties and 65% on non-owner occupied properties.

Residential Mortgage Loans

Residential mortgage loans are secured primarily by first trust deeds on apartment buildings or other multi-family dwellings, as well as, single-family residential property that were primarily generated by our mortgage division.

As part of its commercial banking business, the Bank originates multi-family residential mortgage loans primarily in Los Angeles and Orange Counties for terms up to 30 years. These loans generally are adjustable rate loans with interest rates tied to a variety of independent indexes. In some cases these loans have fixed interest rates for an initial five-year period and adjust thereafter based on an applicable index. These loans generally have interest rate floors, payment caps, and prepayment penalties. The loans are underwritten based on a variety of borrower and property criteria. Borrower criteria include liquidity and cash flow analysis and credit history verifications. Property criteria generally include loan to value limits under 75% and debt coverage ratios of 1.25 to 1 or greater.

Single-family mortgages consist principally of adjustable rate loans, except that in some cases they have fixed interest rates for the initial 5 years of the loan term and adjust thereafter. The residential real estate loans are underwritten with loan-to-value ratios below 80% and borrowers generally are required to have credit scores in excess of 660. These loans are defined in the industry as “prime” loans. The majority of these loans are made for the purchase of, or refinancing of existing loans on, owner occupied homes.

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

Business Banking Services

We offer various banking and financial services designed primarily for our business banking customers. Those services include:

•	Financial management tools and services that include multiple account control, account analysis, transaction security and verification, wire transfers, universal bill payment, payrolls services and lock box services, most of which are available at our Internet website;

•	Automated clearinghouse origination services for businesses that charge for their services or products on a recurring monthly or other periodic basis, which enable them to obtain payment from their customers through an automatic, pre-authorized debit from their customers’ bank accounts anywhere in the United States; and

•	Electronic check origination and processing that allows businesses, including Internet retailers, to accept payment from their customers in the form of an electronic check that we are able to debit electronically from their customers’ bank accounts at any bank in the United States.

Convenience Banking Services

We also offer a number of services and products that make it more convenient to conduct banking transactions, such as Internet banking services, phone banking, ATM’s, night drop services and courier and armored car services that enable our business customers to order and receive cash without having to travel to our banking offices.

Internet Banking Services

Our customers can securely access our internet bank at www.pmbank.com to:

•	Use financial cash management services

•	View account balances and account history

•	Transfer funds between accounts

•	Make payroll and tax payments

•	Pay bills and order wire transfers of funds

•	Transfer funds from credit lines to deposit accounts

•	Order cash for delivery by courier service

•	Open checking and savings accounts

•	Make loan payments

•	Print bank statements

•	Order stop payments

•	Purchase certificates of deposit

•	Re-order checks

Security Measures

Our ability to provide customers with secure and uninterrupted financial services is of paramount importance to our business. We believe our computer banking systems, services and software meet the highest standards of bank and electronic systems security. The following are among the security measures that we implemented:

Bank-Wide Security Measures

•	Service Continuity. In order to better ensure continuity of service, we have located our critical file servers and computer and telecommunications systems at an offsite hardened and secure data center. This center provides the physical environment necessary to keep servers up and running 24 hours a day, 7 days a week. It has raised floors, HVAC temperature control systems with separate cooling zones, seismically braced racks, and generators to keep the system operating during power outages and has been designed to withstand fires and major earthquakes. The center also has a wide range of physical security features, including smoke detection and fire suppression systems, motion sensors, and 24x7 secured access, as well as video camera surveillance and security breach alarms. The center is connected to the Internet by redundant high speed data circuits with advanced capacity monitoring.

•	Physical Security. All servers and network computers reside in secure facilities. Only employees with proper identification may enter the primary server areas.

•	Monitoring. All customer transactions on our internet servers and internal computer systems produce one or more entries into transactional logs. Our personnel routinely review these logs to identify and to take the appropriate action with respect to any abnormal or unusual activity. We believe that, ultimately, vigilant monitoring is the best defense against fraud.

Internet Security Measures

We maintain electronic and procedural safeguards that comply with federal regulations to guard nonpublic personal information. We continually assess and update our systems to improve our technology for protecting information. On our website, the security measures include:

•	Secure Sockets Layer (SSL) protocol,

•	Digital certificates,

•	Intrusion detection systems, and

•	Firewall protection.

We believe the risk of fraud presented by providing internet banking services is not materially different from the risk of fraud inherent in any banking relationship. We also believe that potential security breaches can arise from any of the following circumstances:

•	misappropriation of a customer’s account number or password;

•	penetration of our servers by an outside “hacker;”

•	fraud committed by a new customer in completing his or her loan application or opening a deposit account with us; and

•	fraud committed by employees or service providers.

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

Discontinued Mortgage Banking Operations

In the second quarter or 2005, we decided to discontinue our wholesale mortgage lending business in ordered to focus our capital and other resources on the growth of our commercial banking business. The wholesale mortgage lending business, which we commenced in 2001, originated residential mortgage loans that, for the most part, qualified for resale to long-term investors in the secondary residential mortgage market. In most instances, we funded these loans at the time of their origination and sold them to investors in the secondary market, generally within 30 days of funding. We earned loan origination and processing fees, which were recorded as noninterest income.

Our decision to discontinue the wholesale mortgage lending business was based on a number of factors, which included the steady growth achieved in, and the opportunities to further expand, our commercial lending business; increases in the costs of operations of the wholesale mortgage banking business and, therefore, the prospect that, by exiting that business we would be better able to improve the efficiency of our operations; an anticipated increase in the variability of the period-to-period operating results of the wholesale mortgage banking business, which would make it more difficult to achieve consistency and predictability in our result of operations; and the amount of capital that would be required to grow and improve the profitability of the wholesale mortgage banking business, particularly in the face of the changing interest rate and market environment.

As a result, of this decision our commercial banking and retail brokerage businesses comprise our continuing operations, while the wholesale mortgage lending business has been classified as discontinued operations in our consolidated financial statements. We completed the exit from the wholesale mortgage lending business during the fourth quarter of 2005.

However, as part of our retail commercial banking business, we continue to offer and make mortgage loans on multi-family residences and, to a lesser extent, on single family residences. However, we generally retain these loans in our loan portfolio, rather than reselling them.

See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION — Discontinued Business” in Part II of this Report.

Other Financial Services

In December 2002 we began offering our customers retail securities brokerage services through PMB Securities Corp., a wholly-owned subsidiary that is a securities broker-dealer that is registered with the Securities and Exchange Commission, and is a member of the National Association of Securities Dealers, Inc. (the “NASD”). PMB Securities also offers customers a range of different investment products including tax free income, fixed income and equity securities and mutual fund investments and provide investment advisory services. These services and investment products are available to our customers at our Newport Beach and Long Beach financial centers, which are staffed by employees of PMB Securities, or on-line via a link on our Internet website to a separate PMB Securities website.

Competition

Competitive Conditions in the Traditional Banking Environment

The banking business in California generally, and in our service area in particular, is highly competitive and is dominated by a relatively small number of large multi-state and California-based banks that have numerous banking offices operating over wide geographic areas. We compete for deposits and loans with those banks, with community banks that are based or have branch offices in our market areas, and with savings and loan associations, credit unions, money market and other mutual funds, stock brokerage firms, insurance companies, and other traditional and nontraditional financial service organizations. We also compete for customers’ funds with governmental and private entities issuing debt or equity securities or other forms of investments which may offer different and potentially higher yields than those available through bank deposits.

Major financial institutions that operate throughout California and that have offices in our service areas include Bank of America, Wells Fargo Bank, Union Bank, Bank of the West, Washington Mutual Savings Bank, U. S. Bancorp, Comerica Bank and Citibank. Larger independent banks and other financial institutions with offices in our service areas include, among others, City National Bank, Citizens Business Bank, California National Bank, Manufacturers Bank, and California Bank and Trust.

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

In order to compete with the banks and other financial institutions operating in our service areas, we rely on our ability to provide flexible, more convenient and more personalized service to customers, including Internet banking services and financial tools. At the same time, we:

•	emphasize personal contacts with existing and potential new customers by our directors, officers and other employees;

•	develop and participate in local promotional activities; and

•	seek to develop specialized or streamlined services for customers.

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

The Company also is a bank holding company within the meaning of Section 3700 of the California Financial Code. As such, we are subject to examination by, and may be required to file reports with, the Department of Financial Institution (“DFI”).

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

Before a bank holding company may engage in any of the financial activities authorized by that Act, it must file an application with its Federal Reserve Bank that confirms that it meets certain qualitative eligibility requirements established by the FRB. A bank holding company that meets those qualifications and files such an application will be designated as a “financial holding company”, as a result of which it will become entitled to affiliate with securities firms and insurance companies and engage in other activities, primarily through non-banking subsidiaries, that are financial in nature or are incidental or complementary to activities that are financial in nature. According to current Federal Reserve Board regulations, activities that are financial in nature and may be engaged in by financial holding companies include:

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

The Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 (i) established new requirements with respect to oversight and supervision of public accounting firms, and (ii) required the implementation measures designed to improve corporate governance of companies with securities registered under the Securities and Exchange Act of 1934, as amended (“public companies”) and which, therefore, apply to us. Among other things, the Sarbanes-Oxley Act:

•	Provided for the establishment of a five-member oversight board, known as the Public Company Accounting Oversight Board (the “PCAOB”), which is appointed by the Securities and Exchange Commission and that is currently setting standards for and has investigative and disciplinary authority over accounting firms that audit the financial statements of public companies as clients.

•	Prohibits public accounting firms from providing various types of consulting services to their public company clients and requires accounting firms to rotate partners among public company clients every five years; in order to assure that public accountants maintain their independence from managements of the companies whose financial statements they audit.

•	Increased the criminal penalties for financial crimes and securities fraud.

•	Requires public companies to implement disclosure controls and procedures designed to assure that material information regarding their business and financial performance is included in the public reports they file under the Securities and Exchange Act of 1934 (“Exchange Act Reports”).

•	Requires the chief executive and chief financial officers of public companies to certify as to the accuracy and completeness of the Exchange Act Reports that their companies file, the financial statements included in those Reports and the effectiveness of their disclosure procedures and controls.

•	Requires, pursuant to Section 404 thereof, that (i) the chief executive and chief financial officer of a public company to test and certify to the effectiveness of their company’s internal control over financial reporting and (ii) the company’s outside auditors to independently test and issue a report as to whether the company’s internal control over its financial reporting is effective and whether there are any material weaknesses or significant deficiencies in those financial controls.

•	Requires a majority of a the directors of public company to be independent of the company’s management and that the directors that serve on a public company’s audit committee meet standards of independence that are more stringent than those that apply to non-management directors, generally.

•	Requires public companies whose publicly traded securities have a value in excess of $75 million to file their Exchange Act Reports on a more accelerated basis than had been required prior to the adoption of the Sarbanes-Oxley Act.

•	Requires more expeditious reporting by directors and officers and other public company insiders regarding their trading in company securities.

•	Established statutory separations between investment banking firms and financial analysts.

We have taken the actions required by, and we believe we are in compliance with the provisions of the Sarbanes-Oxley Act that are applicable to us. Among other things, we have implemented disclosure controls and procedures and taken other actions to meet the expanded disclosure requirements and certification requirements of the Sarbanes-Oxley Act. Additionally, our Chief Executive and Chief Financial Officers have tested and have determined that our internal control over financial reporting was effective as of December 31, 2005 and our independent registered public accounting firm has issued its attestation report, which is contained in Item 9A of this Annual Report, regarding the effectiveness of our internal control over financial reporting and have concluded that management’s assessment that we have maintained effective control over financial reporting was fairly stated. We also have determined that six of our seven directors meet the independence requirements of, and that all members of our audit committee meet the more stringent standards of independence applicable to audit committee membership pursuant to, the Sarbanes-Oxley Act.

Pacific Mercantile Bank

General. Pacific Mercantile Bank (the “Bank”) is subject to primary supervision, periodic examination and regulation by (i) the Federal Reserve Board, which is its primary federal banking regulator, because the Bank is a member of the Federal Reserve Bank of San Francisco and (ii) the DFI, because the Bank is a California state chartered bank. The Bank also is subject to certain of the regulations promulgated by the FDIC, because its deposits are insured by the FDIC.

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

In first quarter of 2005, the Federal Reserve Bank of San Francisco, which exercises the supervisory authority of the Federal Reserve Board over the Federal Reserve member banks in its region, commenced a consumer compliance examination of the Bank, which included the Bank’s wholesale mortgage lending division. As a result of that examination, in late 2005 the Federal Reserve Bank expressed certain criticisms and concerns about the wholesale mortgage lending division’s regulatory compliance program, the primary purpose of which is to assure compliance with the numerous and complex regulations and disclosure rules that apply to mortgage lending. In February 2006, the Bank entered into a Memorandum of Understanding with the Federal Reserve Bank of San Francisco. That Memorandum requires the Bank to take a number of actions that are designed to strengthen, and to satisfactorily resolve the criticisms and concerns expressed by the Federal Reserve Bank with respect to, that compliance program. The Memorandum of Understanding also requires the Bank to submit periodic reports to the Federal Reserve Bank with respect to its progress in implementing the actions required by the Memorandum of Understanding.

We believe that the deficiencies that raised the concerns expressed by the Federal Reserve were largely due to the rapid growth of and the increased volume of loans originated by our wholesale mortgage loan division, largely as a result of the real estate finance “boom” that was triggered by the steep decline in mortgage interest rates over the past three years. As a result of our decision to discontinue the operations of that division, our mortgage loan volume has been substantially reduced and, consequently, we expect to be able to address and resolve in a satisfactory manner the concerns expressed by the Federal Reserve Bank. Additionally, the Memorandum of Understanding primarily requires us to adopt new compliance procedures and policies and implement new training programs for our lending staff that are designed (i) provide greater oversight by management over our mortgage lending operations, (ii) to minimize failures by our lending personnel to meet the requirements of our mortgage lending compliance policy, and (iii) to enable us to identify and correct, in an expeditious manner, any compliance failures by our lending personnel. As a result, we do not expect that the Memorandum of Understanding, or the actions it requires us to take, will have a material effect on our results of operations or our financial condition.

Dividends and Other Transfers of Fund. It is expected that, in the future, cash dividends from the Bank will constitute one of the sources of cash available to PM Bancorp for its operations and to fund any cash dividends that the board of directors might declare in the future. PM Bancorp is a legal entity separate and distinct from the Bank and the Bank is subject to various statutory and regulatory restrictions on its ability to pay cash dividends to PM Bancorp. Those restrictions would prohibit the Bank, subject to certain limited exceptions, from paying cash dividends in amounts that would cause the Bank to become undercapitalized. Additionally, the Federal Reserve Board and the DFI have the authority to prohibit the Bank from paying dividends, if either of those authorities deems the payment of dividends by the Bank to be an unsafe or unsound practice. See “Dividend Policy—Restrictions on the Payment of Dividends.”

The Federal Reserve Board also has established guidelines with respect to the maintenance of appropriate levels of capital by banks and bank holding companies under its jurisdiction. Compliance with the standards set forth in those guidelines and the restrictions that are or may be imposed under the prompt corrective action provisions of federal law could limit the amount of dividends which the Bank or the Company may pay. See “—Capital Standards and Prompt Corrective Action” below in this Section of this Report. An insured depository institution, like the Bank, also is prohibited from paying management fees to a bank holding company or any other entity or person that may be deemed, under applicable law, to be a controlling person of the insured depository institution.

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

These guidelines require banking organizations to maintain a ratio of qualifying total capital to risk-adjusted assets of at least 8% and a minimum ratio of Tier 1 capital to risk-adjusted assets of 4%. Tier 1 capital consists principally of common stock and non-redeemable preferred stock, retained earnings and, to a limited extent, subordinated long term debentures or notes that meet certain conditions established by the Federal Reserve Board. See MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS — Capital Resources” in Part II of this Report. In addition to the risk-based guidelines, federal banking regulators require banking organizations to maintain a ratio of Tier 1 capital to total average assets of 4%, which is referred to as “the leverage” ratio. However, for a banking organization to be rated by a bank regulatory agency above minimum capital requirements, its minimum leverage ratio must be higher than 4%.

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

The following table sets forth, as of December 31, 2005, the capital ratios of the Company (on a consolidated basis) and the Bank (on a stand alone basis) and compares those capital ratios to the federally established capital requirements that must be met for a bank holding company or a bank to be deemed “adequately capitalized” or a “well capitalized” under the prompt corrective action regulations that are described above:

At December 31, 2005	Actual	To Be Classified As
		Adequately Capitalized	Well Capitalized
Total Capital to Risk Weighted Assets
Company	16.1%	At least 8.0%	At least 10.0%
Bank	11.1%	At least 8.0%	At least 10.0%
Tier I Capital to Risk Weighted Assets
Company	15.3%	At least 4.0%	At least 6.0%
Bank	10.4%	At least 4.0%	At least 6.0%
Tier I Capital to Average Assets
Company	11.5%	At least 4.0%	At least 5.0%
Bank	7.7%	At least 4.0%	At least 5.0%

As the table indicates, at December 31, 2005 the Company (on a consolidated basis) and the Bank (on a stand alone basis) exceeded the capital ratios required for classification as well capitalized institutions, under federally mandated capital standards and federally established prompt corrective action regulations.

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

All FDIC-insured depository institutions also are required to pay an annual assessment for the payment of interest on bonds (known as “FICO Bonds”) that were issued by the Financing Corporation, a federally chartered corporation, to assist in the recovery of the savings and loan industry following the failure of numerous savings and loan institutions in the 1980s. Effective for the first quarter of 2006, the FDIC established the FICO assessment rate at approximately $0.0132 per $100 of assessable deposits of the insured banks. The FICO assessment rate for the fourth quarter of 2005 was approximately $0.0134 per $100 of assessable deposits of the insured banks. The FICO assessment rates are adjusted quarterly by the FDIC to reflect changes in the assessment bases of the FDIC’s insurance funds and, unlike the BIF assessments, do not vary on the basis of a bank’s capital or supervisory risk categories.

Interstate Banking and Branching

The Bank Holding Company Act permits bank holding companies from any state to acquire banks and bank holding companies located in any other state, subject to various conditions including nationwide- and state-imposed concentration limits. The Bank also has the ability, subject to certain restrictions, to acquire bank branches outside California either by acquisition from or a merger with another bank. The establishment by a state bank of new bank branches (often referred to as “de novo” branches) in other states is also possible in states with laws that expressly permit it. Interstate branches are subject to laws of the states in which they are located. Consolidations of and competition among banks has increased as banks have begun to branch across state lines and enter new markets.

Community Reinvestment Act and Fair Lending Developments

The Bank is subject to fair lending requirements and the evaluation of its small business and home mortgage lending operations under the Community Reinvestment Act (“CRA”). That Act generally requires the federal banking agencies to evaluate the record of a bank in meeting the credit needs of its local communities, including those of low- and moderate-income neighborhoods in its service area. A bank may be subject to substantial penalties and corrective measures for a violation of fair lending laws. Federal banking agencies may take compliance with fair lending laws into account when regulating and supervising other activities.

A bank’s compliance with its CRA obligations is based on a performance-based evaluation system which determines b CRA ratings on an institution’s community lending service and community development performance. When a bank holding company applies for approval to acquire a bank or another bank holding company, the Federal Reserve Board will review the CRA assessment of each of the subsidiary banks of the applicant bank holding company, and those records may be the basis for denying the application.

USA Patriot Act of 2001

In October, 2001, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (USA Patriot Act) of 2001 (the “Patriot Act”) was enacted into law in response to the September 1, 2001, terrorist attacks. The Act was scheduled to expire in 2006, but is expected to be extended by Congress during this year’s first quarter. The Patriot Act was adopted to strengthen the ability of U.S. law enforcement and intelligence agencies to work cohesively to combat terrorism on a variety of fronts.

Of particular relevance to banks and other federally insured depository institutions are the Patriot Act’s sweeping anti-money laundering and financial transparency provisions and various related implementing regulations that:

•	establish due diligence requirements for financial institutions that administer, maintain, or manage private bank accounts and foreign correspondent accounts;

•	prohibits US institutions from providing correspondent accounts to foreign shell banks;

•	establish standards for verifying customer identification at account opening;

•	set rules to promote cooperation among financial institutions, regulatory agencies and law enforcement entities in identifying parties that may be involved in terrorism or money laundering;

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

Fair and Accurate Credit Transactions Act of 2003 (“FACT Act”). The FACT Act revises certain sections of the Fair Credit Reporting Act (“FCRA”) and establishes additional rights for consumers to obtain copies of and to correct their credit reports; addresses identity theft; and establishes additional requirements for consumer reporting agencies and financial institutions that provide adverse credit information about consumers to those agencies. The FACT Act also extends the period during which consumers may opt-out of prescreened lists for credit or insurance marketing solicitations; extends the statute of limitations for civil liability for violations of the Fair Credit Reporting Act; and requires a financial institution’s affiliates that exchange consumer information for market solicitation purposes to alert the consumer of the practice and allows the consumer to prohibit permanently all solicitations for marketing purposes. Certain provisions of the FACT Act became effective at the end of 2004, and its remaining provisions became effective on various dates in 2005. However, some requirements are subject to regulations that are not yet finalized. The FACT Act also preempts state laws that provide for similar or even more extensive regulations, such as the California Financial Information Privacy Act, which became effective in July 1, 2003 and had imposed disclosure and reporting requirements on financial institutions based in California that were more extensive than those contained in the FACT Act. Since we had already implemented measures to comply with the California Financial Privacy Act, our compliance with FACT Act and its implementing regulations have not caused us to incur any material increases in our operating expenses.

Check Clearing for the Twenty-First Century Act. The Check Clearing for the Twenty-First Century Act, also known as “Check 21”, which became effective on October 28, 2004, was adopted to revamp the way in which banks process checks. Check 21 facilitates check truncation, a process which eliminates the original paper check from the check clearing process. Under Check 21, as a bank processes a check, funds from the check writer’s account are transferred to the check depositor’s account electronically, and an electronic image of the check, which is a processable printout known as a substitute check or Image Replacement Document (IRD), will be considered the legal equivalent of the original check. Banks can choose to send substitute checks as electronic files to be printed on-site or in close proximity to the paying bank. For financial institutions and their clients, these changes have the potential to reduce costs, improve efficiency in check collections and accelerate funds availability, while alleviating dependence on the national transportation system.

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

Employees

As of December 31, 2005, we employed 134 persons on a full-time equivalent basis. None of our employees are covered by a collective bargaining agreement. We believe relations with our employees are good.

ITEM 1A.	RISK FACTORS

This Report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Part II of this Report, contains certain forward-looking statements. Forward-looking statements contain estimates of, or our expectations, beliefs or views regarding, our future financial performance, which are based on current information and are subject to a number of risks and uncertainties that could cause our actual operating results and financial performance in the future to differ, possibly significantly, from set forth in the forward-looking statements. Accordingly, for that reason, you should not place undue reliance on those forward-looking statements. Those risks and uncertainties include, although they are not limited to, the following:

We face intense competition from other banks and financial institutions that could hurt our business

We conduct our business operations in Southern California, where the banking business is highly competitive and is dominated by a relatively small number of large multi-state banks with operations and offices covering wide geographical areas. We also compete with other financial service businesses, mutual fund companies, and securities brokerage and investment banking firms that offer competitive banking and financial products and services. The larger banks, and some of those other financial institutions, have greater resources that enable them to conduct extensive advertising campaigns and to shift resources to regions or activities of greater potential profitability. Some of these banks and institutions also have substantially more capital and higher lending limits that enable them to attract larger clients, and offer financial products and services that we are unable to offer, particularly with respect to attracting loans and deposits. Increased competition may prevent us (i) from achieving increases, or could even result in decreases, in our loan volume or deposit balances, or (ii) from increasing interest rates on loans or reducing interest rates we pay to attract or retain deposits, any of which could cause a decline in our interest income or an increase in our interest expense, that could lead to reductions in our net interest income and earnings.

Adverse changes in economic conditions in Southern California could disproportionately harm our business

The large majority of our customers and the properties securing a large proportion of our loans are located in Southern California. A downturn in economic conditions or the occurrence of natural disasters in Southern California could harm our business by:

•	reducing loan demand which, in turn, would lead to reduced net interest margins and net interest income;

•	affecting the financial capability of borrowers to meet their loan obligations, which could result in increases in loan losses and require us to make additional provisions for possible loan losses, thereby reducing our earnings; and

•	causing reductions in real property values that, due to our reliance on real property to secure many of our loans, could make it more difficult for us to prevent losses from being incurred on non-performing loans through the sale of such real properties.

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

National economic conditions and changes in Federal Reserve monetary policies could affect our operating results

Our ability to achieve and sustain our profitability is substantially dependent on our net interest income. Like most banking organizations and other depository institutions, our net interest income is affected by a number of factors outside of our control, including changes in market rates of interest which, in turn, are affected by changes in national economic conditions and national monetary policies adopted by the Federal Reserve Board. From 2001 and continuing until June 30, 2004, the Federal Reserve Board followed a policy of reducing interest rates in an effort to stimulate the national economy. Those interest rate reductions, coupled with sluggishness in the economy, led to decreases in our net interest margin during 2003 and made it more difficult to increase earnings. We cannot predict whether the improvement in the economy will continue, or whether the Federal Reserve Board’s increases in interest rates that began in the second half of 2004 and, to date, has totaled 325 basis points, will enable us to increase our net interest margins.

On the other hand, the benefits of increased market rates of interest may be offset, partially or in whole, because those increases will increase the costs of attracting deposits and obtaining borrowings. If we are unable to effectuate commensurate increases in the rates we are able to charge on existing or new loans due to competitive pressures or contractual restrictions on our ability to increase interest rates on existing loans, our net interest margin may suffer despite the increase in interest rates. Changes in economic conditions and increasing rates of interest also could cause prospective borrowers to fail to qualify for our loan products and reduce loan demand, thereby reducing our net interest margins. In addition, if economic conditions or real property values were to decline, that could adversely affect the financial capability of borrowers to meet their loan obligations, which could result in increases in loan losses and require us to increase the provisions we make for possible loan losses.

Expansion of existing financial centers might not achieve expected growth or increases in profitability

We have grown substantially in the past six years by (i) opening new financial centers in population centers, and (ii) adding banking professionals at our existing financial centers, with the objective of attracting additional customers including, in particular, small to medium size businesses, that will add to our profitability. We intend to continue that growth strategy. However, there is no assurance that we will continue to be successful in achieving this objective. Implementation of this strategy requires us to incur expenses in establishing new financial centers or adding banking professionals, long before we are able to attract, and with no assurance that we will succeed in attracting, a sufficient number of new customers that will enable us to generate the revenues needed to increase our profitability. As a result, our earnings could decline if we are unable to successfully implement this strategy.

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

Government regulations may impair our operations, restrict our growth or increase our operating costs

We are subject to extensive supervision and regulation by federal and state bank regulatory agencies. The primary objective of these agencies is to protect bank depositors and other customers and not shareholders, whose respective interests will often differ. The regulatory agencies have the legal authority to impose restrictions which they believe are needed to protect depositors and customers of banking institutions, even if those restrictions would adversely affect the ability of the banking institution to expand its business or pay cash dividends, or result in increases in its costs of doing business or hinder its ability to compete with financial services companies that are not regulated or banks or financial service organizations that are less regulated. Additionally, due to the complex and technical nature of many of the government regulations to which banking organizations are subject, inadvertent violations of those regulations may occur. In such an event, we would be required to correct or implement measures to prevent a recurrence of such violations. If more serious violations were to occur, the regulatory agencies could limit our activities or growth, fine us or ultimately put us out of business.

In February 2006, we entered into a Memorandum of Understanding with the Federal Reserve Bank of San Francisco as a result of criticisms and concerns it had with respect to our mortgage loan regulatory compliance program. The Memorandum of Understanding requires us to take a number of actions that are designed to strengthen, and to satisfactorily resolve the criticisms and concerns expressed by the Federal Reserve Bank with respect to, that compliance program. Those actions include adopting new compliance procedures and policies and implementing new training programs for our lending staff that are designed (i) to assure greater oversight by management over our mortgage lending operations, (ii) to minimize failures by our lending personnel to meet the requirements of our mortgage lending regulatory compliance policies, and (iii) to enable us to identify and correct, in an expeditious manner, any compliance failures by our lending personnel. We expect that we will be able to address and resolve in a satisfactory manner the concerns of the Federal Reserve Bank and that neither the Memorandum of Understanding, nor the actions it requires us to take, will have a material effect on our results of operations or our financial condition. However, if we fail to implement the actions required by the Memorandum of Understanding or to satisfactorily resolve the concerns of the Federal Reserve Bank, it could impose restrictions on our business that could have a material adverse effect on our results of operations. Additional information regarding the Memorandum of Understanding is set forth in Part I of this Report under the caption “Supervision and Regulation”.

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

The loss of key personnel could hurt our financial performance

Our success depends to a great extent on the continued availability of our existing management and, in particular, on Raymond E. Dellerba, our President and Chief Executive Officer. In addition to their skills and experience as bankers, our executive officers provide us with extensive community ties upon which our competitive strategy is partially based. As a result, the loss of the services of any of these officers could harm our ability to implement our business strategy or our future operating results.

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

Decision to Exit the Wholesale Mortgage Lending Business might not meet the expectations of Management

In the second quarter of 2005 we decided to exit the wholesale mortgage lending business in order to concentrate our capital and other resources on our commercial banking business. There is no assurance that this decision will turn out to be successful, in terms of the objectives underlying that decision, including growing our commercial banking business and increasing the efficiency of our operations and our profitability.

Other Risks

Other risks that could affect our future financial performance are described in the Section entitled “Risk Factors” in the Prospectus dated December 8, 2003, included in our S-2 Registration Statement filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended, and readers of this Report are urged to review those risks as well.

Due to these and other possible uncertainties and risks, you are cautioned not to place undue reliance on the forward looking statements contained in this Report, which speak only as of the date of this Report. We also disclaim any obligation to update forward-looking statements contained in this Report or in the above-referenced Prospectus.

ITEM 2.	PROPERTIES

Set forth below is information regarding our headquarters offices, our eight existing financial services centers. All of our offices are leased.

Location	Square Footage	Lease Expiration Date
Headquarters Offices and Internet Banking Facility:
Costa Mesa, California	21,000	May, 2009
Financial Centers:
Costa Mesa, California	3,000	June, 2009
Newport Beach, California	4,500	June, 2006
San Clemente, California(1)	4,200	January, 2006
Beverly Hills, California	4,600	June, 2006
La Jolla, California	3,200	February, 2007
La Habra, California	6,000	January, 2008
Long Beach, California	6,700	August, 2010
Ontario, California	5,000	February, 2011

(1)	We plan to relocate our San Clemente, California financial center to a new 7,600 square foot financial center in the adjoining community of San Juan Capistrano, California in second quarter of 2006. We will be leasing that office under a seven year lease expiring in February 2013.

PMB Securities Corp. leases 2,000 square feet of office space in Newport Beach, California in the same building where our Newport Beach financial center is located.

We will continue to evaluate and seek office space for additional financial centers to be located in other areas of Southern California in furtherance of our growth strategy. See “BUSINESS — Our Business Strategy.”

ITEM 3.	LEGAL PROCEEDINGS

We are subject to legal actions that arise from time to time in the ordinary course of our business. At December 31, 2005, we had no pending legal proceedings that we believe would be material to our financial condition or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 4A.	EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is information, as of March 9, 2005, regarding our principal executive officers:

Name and Age	Position with Bancorp and the Bank
Raymond E. Dellerba, 58	President and Chief Executive Officer
Nancy Gray, 55	Executive Vice President and Chief Financial Officer

There is no family relationship between the above-named officers.

Raymond E. Dellerba has served as President, Chief Executive Officer and a Director of the Company and the Bank since the dates of their inception, which were January 2000 and November 1998, respectively. From February 1993 to June 1997, Mr. Dellerba served as the President, Chief Operating Officer and director of Eldorado Bank, and as Executive Vice President and a director of its parent company, Eldorado Bancorp. Mr. Dellerba has more than 30 years of experience as a banking executive, primarily in Southern California and in Arizona.

Nancy Gray, who is a certified public accountant, has been an Executive Vice President and the Chief Financial Officer of the Company and the Bank since May 2002. From 1980 through 2001, Ms. Gray was Senior Vice President and Financial Executive of Bank of America in Southern California, Missouri, Georgia, and Texas.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Trading Market for the Company’s Shares

Our common stock is traded on the Nasdaq National Market under the symbol “PMBC.” The following table presents the high and low sales prices for our common stock, as reported on the Nasdaq National Market for each of the calendar quarters indicated below:

	High	Low
Year Ended December 31, 2005
First Quarter	$18.00	$13.41
Second Quarter	$14.88	$11.92
Third Quarter	$18.35	$13.96
Fourth Quarter	$18.99	$17.09

Year Ended December 31, 2004
First Quarter	$11.78	$9.67
Second Quarter	$11.44	$10.50
Third Quarter	$12.62	$10.59
Fourth Quarter	$17.48	$12.25

The high and low per share sale prices of our common stock on the Nasdaq National Market on March 3, 2006, were $18.81 and $19.21, respectively. As of March 3, 2006 there were approximately 214 holders of record of our common stock.

Dividend Policy and Share Repurchase Program

Our Board of Directors has followed the policy of retaining earnings to support the growth of the Company’s banking franchise. However, the Board intends during 2006 to review the Company’s internally generated cash flows and its requirements for cash to determine whether to adopt a new policy providing for the payment of cash dividends to shareholders. There can be no assurance that such a policy will be adopted.

In July 2005, our Board of Directors concluded that, at prevailing market prices, the Company’s shares represented an attractive investment opportunity and, therefore, that repurchases of Company shares would be a good use of Company funds. As a result, the Board of Directors approved a share repurchase program, which authorizes the Company to purchase up to two percent (2%) of the Company’s outstanding common shares, which are approximately 200,000 shares in total. That program provides for share repurchases to be made in the open market or in private transactions, in accordance with applicable Securities and Exchange Commission rules, when opportunities become available to purchase shares at prices believed to be attractive. The Company is under no obligation to repurchase shares under the share repurchase program and the timing, actual number and value of shares that are repurchased by the Company under this program will depend on a number of factors, including the Company’s future financial performance and available cash resources, competing uses for its corporate funds, prevailing market prices of its common stock and the number of shares that become available for sale at prices that the Company believes are attractive, as well as any regulatory requirements applicable to the Company. To date the Company has not purchased any shares under this program.

Restrictions on the Payment of Dividends

A principal source of funds available to us to pay cash dividends is expected to be cash dividends from the Bank. Therefore, government regulations, including the laws of the State of California, as they pertain to the payment of cash dividends by California state chartered banks, limit the amount of funds that would be available to us to pay cash dividends in the future. In particular, California law places a statutory restriction on the amounts of cash dividends a bank may pay to its shareholders. Under that law, cash dividends by a California state chartered bank may not exceed, in any calendar year, the lesser of (i) the sum of its net income for the year and its retained net income from the preceding two years (after deducting all dividends paid during the period), or (ii) the amount of its retained earnings. At December 31, 2005, the Bank’s retained earnings totaled approximately $13.1 million.

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

Restrictions on Intercompany Transactions

Section 23(a) of the Federal Reserve Act limits the amounts that a bank may loan to its bank holding company to an aggregate of no more than 10% of the bank subsidiary’s capital surplus and retained earnings and requires that such loans be secured by specified assets of the bank holding company… See “BUSINESS—Supervision and Regulation–Restrictions on Transactions between the Bank and the Company and its other Affiliates”. We do not have any present intention to obtain any borrowings from the Bank.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The selected statement of operations data set forth below for the fiscal years ended December 31, 2005, 2004 and 2003, and the selected balance sheet data as of December 31, 2005 and 2004, are derived from consolidated financial statements of the Company audited by Grant Thornton LLP, independent registered public accounting firm. Those consolidated financial statements, together with the notes thereto, are included in Item 8 of this Report and the data set forth below should be read in conjunction with those consolidated financial statements and also with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of this Report. The selected statement of operations data for the years ended December 31, 2002 and 2001 and the selected balance sheet data as of December 31, 2003, 2002 and 2001 are derived from consolidated financial statements audited by Grant Thornton LLP, which are not included in this Report.

	Year Ended December 31,
	2005	2004		2003	2002	2001
	(Dollars in thousands except per share information)
Selected Statement of Operations Data:
Total interest income	$45,998	$33,355		$22,906	$15,580	$9,884
Total interest expense	17,312	11,694		10,477	5,272	2,300

Net interest income	28,686	21,661		12,429	10,308	7,584
Provision for loan losses	1,145	973		1,515	755	550

Net interest income after provision for loan losses	27,541	20,688		10,914	9,553	7,034
Noninterest income	1,688	2,465		2,235	1,354	703
Noninterest expense	18,686	15,521		13,861	12,334	8,238

Income before income taxes	10,543	7,632		(712)	(1,427)	(501)
Income tax expense (benefit)	4,320	3,165		(461)	(591)	(1,269)

Income (loss) from continuing operations	6,223	4,467		(251)	(836)	768
Loss (income) from discontinued operations, net of taxes	(499)	396		2,333	2,352	1,057

Net income	$5,724	$4,863		$2,082	$1,516	$1,825

Per share data basic:
Income (loss) from continuing operations	$0.61	$0.44		$(0.04)	$(0.13)	$0.12
(Loss) income from discontinued operations	(0.05)	0.04		0.35	0.37	0.17

Net income per share—basic	$0.56	$0.48		$0.31	$0.24	$0.29

Per share data diluted:
Income (loss) from continuing operations	$0.59	$0.42		$(0.04)	$(0.13)	$0.12
(Loss) income from discontinued operations	(0.05)	0.04		0.34	0.36	0.16

Net income per share—diluted	$0.54	$0.46		$0.30	$0.23	$0.28

Weighted average shares outstanding
Basic(1)	10,100,514	10,082,049	(1)	6,578,603	6,377,642	6,337,213
Diluted	10,562,976	10,597,433	(1)	6,866,170	6,536,856	6,498,482

	December 31,
	2005	2004		2003	2002	2001
	(Dollars in thousands except for per share information)
Selected Balance Sheet Data:
Cash and cash equivalents(2)	$34,822	$96,109		$59,785	$31,195	$35,117
Total loans(3)	650,027	511,827		351,071	221,999	147,765
Total assets	981,156	845,539		724,489	574,462	266,434
Total deposits	580,349	533,563		495,334	422,642	211,462
Junior subordinated debentures	27,837	27,837		17,527	17,527	—
Total shareholders’ equity	78,517	74,976		70,170	38,969	36,678
Tangible book value per share(4)	$8.08	$7.58		$7.10	$5.99	$5.76

(1)	The increase in the weighted average number of shares outstanding in 2004, as compared to prior years, was the result of the sale by the Company in December, 2003, of 3,680,000 shares of its common stock in a public offering at public offering price of $9.25 per share.
(2)	Cash and cash equivalents include cash and due from other banks and federal funds sold.
(3)	Net of allowance for loan losses and excluding mortgage loans held for sale.
(4)	Excludes accumulated other comprehensive income (loss) included in shareholders’ equity.

	December 31,
	2005	2004	2003	2002	2001
Selected Financial Ratios From Continuing Operations:
Return on average assets	0.68%	0.57%	(0.04)%	(0.22)%	0.40%
Return on average equity	8.09%	6.15%	(0.64)%	(2.21)%	2.15%
Ratio of average equity to average assets	8.46%	9.22%	6.17%	9.94%	18.42%

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Background

The following discussion presents information about our consolidated results of operations, financial condition, liquidity and capital resources and should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Report.

Our principal operating subsidiary is Pacific Mercantile Bank (the “Bank”), which is a California state chartered bank and a member of the Federal Reserve System. The Bank accounts for substantially all of our consolidated revenues and income. Accordingly, the following discussion focuses primarily on the Bank’s operations and financial condition.

Forward Looking Statements. The following discussion contains statements regarding operating trends and our beliefs and expectations regarding our future financial performance and future financial condition (which are referred to as “forward looking statements”). The consequences of those operating trends on our business and the realization of our expected future financial results, which are discussed in those statements, are subject to the uncertainties and risks that are described above in Item 1A of this Report under the caption “RISK FACTORS.” Due to those uncertainties and risks, the duration and effects of those operating trends on our business and our future financial performance may differ, possibly significantly, from those that are currently expected as set forth in the forward looking statements. As a result, you should not place undue reliance on those forward looking statements.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and general practices in the banking industry. We consider the accounting policy that we follow in determining the sufficiency of our allowance for loan losses we consider to be a critical accounting policy.

Allowance for Loan Losses. The accounting policies and practices we follow in determining the sufficiency of the allowance we establish for possible loan losses require us to make judgments and assumptions about economic and market conditions and trends that can affect the ability of our borrowers to meet their loan payment obligations. Accordingly, we use historical loss factors, adjusted for current economic market conditions and other economic indicators, to determine the losses inherent in our loan portfolio and the sufficiency of our allowance for loan losses. If, however, unanticipated changes were to occur in those conditions or trends, actual loan losses could be greater than those predicted by those loss factors and our current assessments of current conditions and economic trends. In such an event, it would be necessary for us to increase the allowance for loan losses by means of a charge to income referred to in our financial statements as the “provision for loan losses.” Such an increase would reduce the carrying value of our loans on our balance sheet, and the additional provision for loan losses taken to increase that allowance would reduce our income, in the period when it is determined that an increase in the allowance for loan losses is necessary. See the discussion in the subsections entitled “—Provision for Loan Losses” and “—Allowance for Loan Losses and Nonperforming Loans” below.

Discontinued Business

In June 2005, we decided to exit the wholesale mortgage lending business in order to concentrate our capital and management resources on expanding our commercial banking business. This decision was based on a number of factors, which included the steady growth achieved in, and the opportunities to further expand, our commercial lending business;

increases in the costs of operations of the wholesale mortgage banking business and, therefore, the prospect that, by exiting that business, we could be able to improve the efficiency of our operations; an anticipated increase in the variability of the period-to-period operating results of the wholesale mortgage lending business, which would make it more difficult to achieve consistency and predictability in our results of operations; and the amount of capital that would be required to grow and improve the profitability of the wholesale mortgage lending business, particularly in the face of the changing interest rate and market environment. The exit of the wholesale mortgage loan operations was completed in the in the fourth quarter of 2005.

In accordance with Statement of Financial Accounting Standard (“SFAS”) 144, the operating results of the wholesale mortgage lending business have been classified as discontinued operations and prior period financial statements have been restated on that same basis. See “Selected Financial Data” and our consolidated financial statements contained in Item 8 of this Report.

Additionally, as a result of exit from our wholesale mortgage lending business, our commercial banking business, together with our retail securities brokerage business that is conducted by PMB Securities Corp. constitute our continuing operations and the discussion that follows focuses almost entirely on those continuing operations.

Overview of Fiscal 2005 Operating Results

The following table sets forth information regarding the interest income that we generated, the interest expense that we incurred, our net interest income, noninterest income, noninterest expense, and our net income and net income per share for the years ended December 31, 2005, 2004 and 2003.

	Year Ended December 31,
	2005		2004		2003
	Amount	Percent Change	Amount	Percent Change	Amount
	(Dollars in thousands except per share data)
Interest income	$45,998	37.9%	$33,355	45.6%	$22,906
Interest expense	17,312	48.0%	11,694	11.6%	10,477

Net interest income	$28,686	32.4%	$21,661	74.3%	$12,429
Noninterest income	$1,688	(31.5)%	$2,465	10.3%	$2,235
Noninterest expense	$18,686	20.4%	$15,521	12.0%	$13,861
Income (loss) from continuing operations(1)	$6,223	39.3%	$4,467	1,880.0%	$(251)
Income (loss) from discontinued operations(1)	$(499)	(226.0)%	$396	(83.0)%	$2,333
Net income	$5,724	17.7%	$4,863	133.6%	$2,082
Net income per share—diluted
Income from continuing operations	$0.59	40.5%	$0.42	1,150.0%	$(0.04)
Income (loss) from discontinued operations	$(0.05)	(225.0)%	$0.04	(88.2)%	$0.34

Net income per share—diluted	$0.54	17.4%	$0.46	53.3%	$0.30
Weighted average number of diluted shares	10,562,976	(0.3)%	10,597,433	54.3%	6,866,170

(1)	Net of taxes

The 39.3% increase in income from continuing operations in 2005 as compared to 2004 was primarily attributable to a combination of factors, the most important of which were:

•

Improvement in Net Interest Income and Net Interest Margin. Net interest income increased by $7 million, or 32%, in fiscal 2005, primarily as a result of a (i) $120 million, or 27%, increase in the average volume of our outstanding loans during fiscal 2005 as compared to fiscal 2004, and (ii) higher yields realized on our interest earning assets due primarily to the increases in interest rates implemented by the Federal Reserve Board, that commenced in mid 2004. The increase in loan volume in 2005 and those interest rates increases were also the principal contributors to an improvement in our interest margin to 3.38 % in fiscal 2005 from 3.04% in fiscal 2004.

•	Management of Noninterest Expense Growth and Improvements in Efficiency Ratio. The 32% increase in net interest income in 2005 was achieved without a corresponding increase in noninterest expense which, by comparison grew by $3.2 million, or 20%, in fiscal 2005 as compared to fiscal 2004, despite the fact that we significantly expanded our new Long Beach, California financial center and opened our new Ontario, California financial center in 2005. As a result, by containing the growth of our noninterest expense, we were able to improve our efficiency ratio (operating expenses as a percentage to total revenues) to 62% in fiscal 2005 from 64% in fiscal 2004.

The 17.7% increase in net income in 2005 was primarily attributable to the increase in net interest income and the slowing of the growth of our noninterest expense, which more than offset a loss from discontinued operations of $499,000 that was attributable to the discontinuance in 2005 of our wholesale mortgage lending business, including severance and other costs incurred in winding down that business.

Set forth below are certain key financial performance ratios and other financial data from continuing operations for the periods indicated:

	Year Ended December 31,
	2005	2004	2003
Return on average assets	0.68%	0.57%	(0.04)%
Return on average shareholders’ equity	8.09%	6.15%	(0.64)%
Ratio of average equity to average assets	8.46%	9.22%	6.17%
Net interest margin(1)	3.38%	3.04%	2.42%

(1)	Net interest income expressed as a percentage of total average interest earning assets.

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

Fiscal 2005 Compared to Fiscal 2004. In fiscal 2005, net interest income increased by $7 million, or 32%, to $28.7 million, from $21.7 million in fiscal 2004, primarily as a result of a $12.6 million, or 38%, increase in interest income that more than offset a $5.6 million, or 48% increase in interest expense.

The increase in interest income was primarily attributable to (i) an increase of $120 million, or 27%, in the average volume of our outstanding loans during fiscal 2005 over fiscal 2004 and (ii) an increase in yields on interest earning assets to 5.45% in 2005 from 4.65% in 2004, due primarily to the effects of the interest rate increases that were implemented by the

Federal Reserve Board during the period from mid 2004 to the end of 2005. We funded the increase in loan volume by increasing our deposit volume and borrowings, which included advances from the Federal Home Loan Bank and investment repurchase agreements. As a result of the increase in loan volume, average outstanding loans represented 67% of average earning assets in 2005 as compared to 63% in 2004.

The increase in interest expense in 2005 over 2004 was due primarily (i) a $61 million increase in the average volume of our borrowings, which consisted primarily of borrowings from the Federal Home Loan Bank and $10 million principal amount of 30 year junior subordinated debentures that we sold during the fourth quarter of 2004, and (ii) an increase in the average interest rate paid on interest-bearing liabilities to 2.86% in 2005 from 2.23% in 2004.

Our net interest margin for fiscal 2005 improved to 3.38% from 3.04% in fiscal 2004. That improvement was primarily attributable to the increase in interest income, partially offset by the increase in interest expense.

Fiscal 2004 Compared to Fiscal 2003. In fiscal 2004, net interest income increased by $9.3 million, or 74%, to $21.7 million, from $12.4 million in fiscal 2003, primarily as a result of a $10.5 million, or 46%, increase in interest income that more than offset a $1.2 million, or 12%, increase in interest expense.

The increase in interest income in 2004 was primarily attributable to an increase of $156 million, or 50%, in the average volume of our outstanding loans as compared to the average volume of loans outstanding in fiscal 2003. We funded that increase in loan volume by increasing our deposit volume and by using funds that had been invested in lower yielding short term investments and securities available for sale to fund higher yielding loans. As a result, average outstanding loans represented 62% of average earning assets in 2004 as compared to 48% in 2003 and the yield on interest earning assets increased to 4.65% from 4.26% in 2004.

The increase in interest expense in 2004 over 2003 was due primarily to an $81 million increase in the average volume of borrowings, including $10 million principal amount of 30 year junior subordinated debentures that we sold during the fourth quarter of 2004, which was partially offset by a 31 basis point decline in rates paid on certificates of deposit during 2004.

Our net interest margin for fiscal 2004 improved to 3.04% from 2.42% in fiscal 2003. That improvement was primarily attributable to the increase in interest income and, to a lesser extent, to a decline in the average rate of interest paid on our interest bearing liabilities to 2.23% in 2004 from 2.40%, in fiscal 2003.

Information Regarding Average Assets and Average Liabilities

The following tables set forth information regarding our average balance sheet, yields on interest earning assets, interest expense on interest-bearing liabilities, the interest rate spread and the interest rate margin for the years ended December 31, 2005, 2004, and 2003. Average balances are calculated based on average daily balances.

	Year Ended December 31,
	2005			2004
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest earning assets:
Short-term investments(1)	$43,748	$1,294	2.96%	$40,516	$522	1.29%
Securities available for sale and stock(2)	238,537	9,226	3.87%	239,689	8,295	3.46%
Loans	585,674	36,768	6.28%	468,213	26,001	5.55%

Total earning assets	867,959	47,288	5.45%	748,418	34,818	4.65%
Noninterest earning assets	40,739			37,758

Total Assets	$908,698			$786,176

Interest-bearing liabilities:
Interest-bearing checking accounts	$23,053	135	0.59%	$20,283	74	0.36%
Money market and savings accounts	137,858	2,549	1.85%	122,713	1,554	1.27%
Certificates of deposit	210,277	6,897	3.28%	200,244	5,152	2.57%
Other borrowings	230,406	6,637	2.88%	176,981	4,307	2.43%
Junior subordinated debentures	27,837	1,760	6.32%	20,119	985	4.90%

Total interest-bearing liabilities	629,431	17,978	2.86%	540,340	12,072	2.23%

Noninterest-bearing liabilities	202,369			173,380

Total Liabilities	831,800			713,720
Shareholders’ equity	76,898			72,456

Total Liabilities and Shareholders’ Equity	$908,698			$786,176

Net interest income		$29,310			$22,746

Interest rate spread			2.59%			2.42%

Net interest margin			3.38%			3.04%

(1)	Short-term investments consist of federal funds sold and interest bearing deposits with financial institutions.

(2)	Stock consists of Federal Home Loan Bank Stock and Federal Reserve Bank Stock.

	Year Ended December 31, 2003
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest earning assets:
Short-term investments(1)	$47,004	$533	1.13%
Securities available for sale and stock(2)	241,595	7,127	2.95%
Loans	311,964	17,894	5.74%

Total earning assets	600,563	25,554	4.26%
Noninterest earning assets	33,064

Total Assets	$633,627

Interest-bearing liabilities:
Interest-bearing checking accounts	$13,248	69	0.52%
Money market and savings accounts	110,609	1,368	1.24%
Certificates of deposit	220,629	6,348	2.88%
Other borrowings	97,719	2,381	2.44%
Junior subordinated debentures	17,527	848	4.99%

Total interest-bearing liabilities	459,732	11,014	2.40%

Noninterest-bearing liabilities	134,812

Total Liabilities	594,544
Shareholders’ equity	39,083

Total Liabilities and Shareholders’ Equity	$633,627

Net interest income		$14,540

Interest rate spread			1.86%

Net interest margin			2.42%

(1)	Short-term investments consist of federal funds sold and interest bearing deposits with financial institutions.

(2)	Stock consists of Federal Home Bank Stock and Federal Reserve Bank Stock.

The following table sets forth changes in interest income, including loan fees, and interest paid in each of the years ended December 31, 2005, to 2004 and 2004 to 2003 and the extent to which those changes were attributable to changes in volumes of or changes in rates earned on interest earning assets and changes in the volumes of and rates of interest paid on our interest-bearing liabilities.

	2005 Compared to 2004 Increase (decrease) due to Changes in			2004 Compared to 2003 Increase (decrease) due to Changes in
	Volume	Rates	Total Increase (Decrease)	Volume	Rates	Total Increase (Decrease)
	(Dollars in thousands)
Interest income
Short-term investments(1)	$45	$727	$772	$(79)	$68	$(11)
Securities available for sale and stock	(40)	971	931	(57)	1,225	1,168
Loans	7,083	3,684	10,767	8,694	(587)	8,107

Total earning assets	7,088	5,382	12,470	8,558	706	9,264
Interest expense
Interest-bearing checking accounts	12	49	61	30	(25)	5
Money market and savings accounts	210	785	995	153	33	186
Certificates of deposit	269	1,476	1,745	(557)	(637)	(1,194)
Borrowings	1,449	881	2,330	1,928	(3)	1,925
Junior subordinated debentures	440	335	775	126	10	136

Total interest-bearing liabilities	2,380	3,526	5,906	1,680	(622)	1,058

Net interest income	$4,708	$1,856	$6,564	$6,878	$1,328	$8,206

(1)	Short-term investments consist of federal funds sold and interest bearing deposits with financial institutions.

The above table indicates that the increases of $6.6 million and $8.2 million in our net interest income in the fiscal 2005 and 2004, respectively, in each case as compared to immediately preceding fiscal year, were the result of increases of $4.7 million and $6.9 million, respectively, in volume variance and of $1.9 million and $1.3 million, respectively, in interest rate variance. The increases in the volume variance reflect the increases in average earning assets of $120 million and $147 million, respectively, and increases in average interest-bearing liabilities of $98 million and $80 million, respectively, in fiscal 2005 and 2004, in each case, as compared to the immediately preceding fiscal year. The increases in the rate variance reflect an 80 basis points increase, partially offset by a 59 basis points increase in interest rates paid on average interest-bearing liabilities in 2005, and an increase of 39 basis points in interest rates earned on average earning assets, coupled with a 52 basis points decrease in interest rates paid on average interest bearing liabilities, in 2004, in each case as compared to the immediately preceding fiscal year.

Provision for Loan Losses

Like virtually all banks and other financial institutions, we follow the practice of maintaining a reserve or allowance (the “Allowance”) for possible loan losses that occur from time to time as an incidental part of the banking business. When it is determined that the payment in full of a loan has become unlikely, the carrying value of the loan is reduced to what management believes is its realizable value. This reduction, which is referred to as a loan “charge-off,” or “write-down” is charged against the Allowance. The amount of the Allowance is increased periodically (i) to replenish the Allowance after it has been reduced due to loan charge-offs, (ii) to reflect changes in the volume of outstanding loans, and (iii) to take account of changes in the risk of potential losses due to a deterioration in the condition of borrowers or in the value of property securing non–performing loans or changes in economic conditions. See “—Financial Condition—Allowance for Loan Losses and Nonperforming Loans” below in this Section of this Report. Increases in the Allowance for Loan Losses are made through a charge, recorded as an expense in the statement of income referred to as the “provision for loan losses.” Recoveries of loans previously charged-off are added back to the Allowance and, therefore, have the effect of increasing the Allowance for Loan Losses and reducing the amount of the provision that might otherwise have to be made to replenish or increase the Allowance.

Although we employ economic models that are based on bank regulatory guidelines, industry standards and historical loss experience to evaluate and determine the sufficiency of the Allowance for Loan Losses and, thereby, the amount of the provisions required to be made for potential loan losses, those determinations involve judgments about trends in current economic conditions and other events that can affect the ability of borrowers to meet their loan obligations. The duration and effects of current economic trends are subject to a number of risks and uncertainties and changes that are outside of our ability to control. See the discussion above in Item 1A of this Report under the caption “RISK FACTORS—we could incur losses on the loans we make.” If changes in economic or market conditions or unexpected subsequent events were to occur, it could become necessary to incur additional charges to increase the Allowance, which would have the effect of reducing our income or causing us to incur losses.

In addition, the Federal Reserve Board and the California Department of Financial Institutions, as an integral part of their examination processes, periodically review the adequacy of our Allowance for Loan Losses. These agencies may require us to make additional provisions, over and above the provisions that we have already made, the effect of which would be to reduce our income.

The following table sets forth the changes in the Allowance for Loan Losses for the years ended December 31, 2005 and 2004.

	Year Ended December 31,
	2005	2004
	(Dollars in thousands)
Total gross loans outstanding at end of period(1)	$655,153	$515,859

Average total loans outstanding for the period(1)	$561,908	$441,605

Allowance for loan losses at beginning of period	$4,032	$3,943
Loans charged off	(53)	(890)
Recoveries	2	6
Provision for loan losses charges to operating expense	1,145	973

Allowance for loan losses at end of period	$5,126	$4,032

Allowance for loan losses as a percentage of average total loans	0.91%	0.91%
Allowance for loan losses as a percentage of total outstanding loans at end of period	0.78%	0.78%
Net charge-offs as a percentage of average total loans	0.01%	0.20%
Net charge-offs as a percentage of total loans outstanding at end of period	0.01%	0.17%
Net loans charged-off to allowance for loan losses	0.99%	21.92%
Net loans charged-off to provision for loan losses	4.45%	91.47%

(1)	Includes net deferred loan costs and excludes loans held for sale.

During fiscal 2005 we increased the provision we made for loan losses to $1.1 million, up from $973,000 in fiscal 2004, primarily as a result the $138 million increase in our loan volume in 2005. Nonaccrual and impaired loans totaled $1.3 million or 0.2% of the Allowance for Loan Losses at December 31, 2005, as compared to $11,000 or 0.0% of the Allowance for Loan Losses at December 31, 2004. The increase in nonaccrual loans during the year ended December 31, 2005 was due primarily to one loan, which has collateral to cover the outstanding loan balance. See “—Allowance for Loan Losses and Nonperforming Loans” below.

Noninterest Income

Noninterest income consists primarily of fees charged for services provided by the bank on deposit accounts and commissions earned on securities brokerage services.

The following table identifies the components of and the percentage changes in noninterest income in the fiscal years ended December 31, 2005, 2004 and 2003, respectively:

	Year Ended December 31,
	2005		2004		2003
	Amount	Percent Change	Amount	Percent Change	Amount
	(Dollars in thousands)
Service fees on deposits	$682	1.9%	$669	6.5%	$628
Net gains on sales of securities available for sale	N/M	N/M %	839	13.5%	739
Brokerage commissions	603	37.7%	438	71.1%	256
Net gains on sale of other real estate owned	—	N/M	117	N/M	—
Other	403	0.2%	402	(34.3)%	612

Total noninterest income	$1,688	(31.5)%	$2,465	10.3%	$2,235

Noninterest income decreased by $777,000, or 32%, in fiscal year 2005, as compared to fiscal 2004, primarily due to the fact that we realized an $839,000 gain on sale of securities available for sale and $117,000 net gain on sale of other real estate owned in fiscal year 2004. The resulting decrease was partially offset by an increase of $165,000 in commissions earned on securities brokerage services in fiscal 2005, as compared to fiscal 2004. In 2004, noninterest income increased by $230,000, or 10%, as compared to 2003, due primarily to the fact that noninterest income in year ended December 31, 2004 included an increase in brokerage commissions of $182,000 and the aforementioned $117,000 of gain from the sale of other real estate owned; whereas there were no sales of, and hence no gains from, other real estate owned in fiscal year 2003.

Noninterest Expense

The following table sets forth the principal components of noninterest expense and the amounts thereof from continuing operations, incurred in the years ended December 31, 2005, 2004 and 2003, respectively.

	Year Ended December 31,
	2005 Amount	Percent Change	2004 Amount	Percent Change	2003 Amount
	(Dollars in thousands)
Salaries and employee benefits	$9,826	25.7%	$7,817	9.8%	$7,116
Occupancy	2,438	16.3%	2,096	17.8%	1,780
Equipment and depreciation	1,556	16.5%	1,336	0.8%	1,326
Data processing	502	(41.8)%	863	37.0%	630
Professional fees	1,039	48.2%	701	8.0%	649
Other loan related	190	(19.8)%	237	577.1%	35
Customer expense	630	23.8%	509	17.0%	435
Stationery and supplies	336	24.9%	269	(7.6)%	291
Other operating expense(1)	2,169	28.1%	1,693	5.9%	1,599

Total noninterest expense	$18,686	20.4%	$15,521	12.0%	$13,861

(1)	Other operating expense primarily consists of telephone, advertising, promotional, business development, regulatory expenses, investor relations, insurance premiums, and correspondent bank fees.

As indicated above, total noninterest expense for the year ended December 31, 2005 increased by $3.2 million, or 20.4%, as compared to the corresponding period in 2004. That increase was primarily attributable to an increase in expenses associated with the opening, in September 2004, of our seventh financial center, which is located in Long Beach, California, the opening in Inland Empire Financial Center, which is located in Ontario, California and increased commercial lending activities in all of our financial centers.

The 12% increase in noninterest expense in 2004, over 2003 was primarily attributable to an increase in expenses associated with the opening, in September 2004, of our seventh financial center, which is located in Long Beach, California, and increased commercial lending activities in all of our financial centers

A measure of our ability to control noninterest expense in relation to the level of our net revenue (net interest income plus noninterest income) is our efficiency ratio, which is the ratio of noninterest expense to net revenue. As a general rule, all other things being equal, a lower efficiency ratio indicates an ability to generate increased revenue without a commensurate increase in the staffing and equipment and third party services and, therefore, would indicate greater efficiencies in our operations. However, a bank’s efficiency ratio can be adversely affected by factors such as the opening of new banking offices, the revenues of which usually lag behind the expenses that a bank must incur to staff and open the new offices.

Notwithstanding the increase in the dollar amount of our noninterest expense in the fiscal year 2005, as compared to fiscal year 2004, we were able to improve our efficiency ratio from continuing operations to 62% from 64%in 2004. In 2004, our efficiency ratio from continuing operations improved to 64% from 95% in 2003, due primarily to the increases we generated in net interest income.

We anticipate that noninterest expense also will be higher in 2006, as compared to 2005, due primarily to the expansion of our banking franchise resulting from the growth of our Inland Empire Financial Center and the expansion of our lending staff at other Financial Centers.

Financial Condition

Assets

Our total consolidated assets increased by $135 million, or 16%, to $981 million at December 31, 2005 from $846 million at December 31, 2004, primarily as a result of an increase in the volume of our outstanding loans that during 2005. We believe the increase in loan volume in 2005 was primarily attributable to (i) the expansion and maturing of our banking franchise during the past two years, (ii) marketing programs implemented in 2005, and (iii) improvements in economic conditions, that led to increases in loan demand. This increase in outstanding loans was funded primarily by increases in borrowings and, to a lesser extent, increases in deposits.

The following table sets forth the composition of our interest earning assets at:

	December 31, 2005	December 31, 2004
	(In thousands)
Federal funds sold	$11,400	$69,600
Interest-bearing deposits with financial institutions	441	738
Federal Reserve Bank and Federal Home Loan Bank Stock, at cost	13,349	10,662
Securities available for sale, at fair value	265,556	169,412
Loans (net of allowances of $5,126 and $4,032, respectively)	650,027	511,827
Loans held for sale, at fair value(1)	—	42,348

(1)	Loans held for sale comprise substantially all of the assets of our discontinued wholesale mortgage lending operations.

Investment Policy and Securities Available for Sale

Our investment policy is designed to provide for our liquidity needs and to generate a favorable return on investment without undue interest rate risk, credit risk or asset concentrations.

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

The following is a summary of the major components of securities available for sale and a comparison of the amortized cost, estimated fair values and the gross unrealized gains and losses attributable to those securities, as of December 31, 2005 and December 31, 2004:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(Dollars in thousands)
December 31, 2005
Securities available for sale:
Mortgage backed securities	$233,405	$10	$5,621	$227,794
Collateralized mortgage obligations	25,190	—	583	24,607

Total government and agencies securities	258,595	10	6,204	252,401
Municipal securities	11,651	56	38	11,669
Mutual fund	1,486	—	—	1,486

Total Securities Available For Sale	$271,732	$66	$6,242	$265,556

December 31, 2004
Securities available for sale:
Mortgage backed securities	$160,405	$14	$2,383	$158,036
Collateralized mortgage obligations	10,487	3	122	10,368

Total government and agencies securities	170,892	17	2,505	168,404
Mutual fund	1,008	—	—	1,008

Total securities available for sale	$171,900	$17	$2,505	$169,412

At December 31, 2005, U.S. Government and federal agency securities, consisting principally of mortgage backed securities and collateralized mortgage obligations with an aggregate fair market value of $224 million were pledged to secure Federal Home Loan Bank borrowings, repurchase agreements, local agency deposits and Treasury, Tax and Loan accounts.

The amortized cost and estimated fair value, at December 31, 2005, of securities available for sale are shown in the table below by contractual maturities and historical prepayments based on the prior three months of principal payments. Expected maturities will differ from contractual maturities and historical prepayments, particularly with respect to collateralized mortgage obligations, because changes in interest rates will affect the timing and the extent of prepayments by borrowers.

	December 31, 2005 Maturing in
	One year or less	Over one year through five years	Over five years through ten years	Over ten years	Total
	(Dollars in thousands)
Securities available for sale, amortized cost	$53,711	$124,994	$63,962	$29,065	$271,732
Securities available for sale, estimated fair value	52,493	122,031	62,345	28,687	265,556
Weighted average yield	3.96%	4.12%	4.38%	4.54%	4.20%

The table below shows as of December 31, 2005, the gross unrealized losses and fair values of our investments, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	Securities With Unrealized Loss as of December 31, 2005
	Less than 12 months		12 months or more		Total
(Dollars In thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	Unaudited
US agencies and mortgage backed securities	$122,427	$1,953	$102,313	$3,668	$224,740	$5,621
Collateralized mortgage obligations	18,141	300	6,466	283	24,607	583
Municipal securities	4,756	38	—	—	4,756	38

Total temporarily impaired securities	$145,324	$2,291	$108,779	$3,951	$254,103	$6,242

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

Loans Held for Sale

As previously disclosed, our wholesale mortgage lending business, which originated these loans held for sale, was discontinued during 2005 and is classified in the accompanying financial statements as discontinued operations. We completed the exit of that business during the fourth quarter of 2005.

Loans held for sale in the secondary market, which consist primarily of mortgage loans originated by our wholesale mortgage lending business, was zero at December 31, 2005, a decrease of $42 million from December 31, 2004.

Loans

The following table sets forth the composition, by loan category, of our loan portfolio, excluding mortgage loans held for sale, at December 31, 2005 and December 31, 2004:

	December 31,
	2005		2004
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial loans	$187,246	28.6%	$132,964	25.8%
Real estate loans	241,866	36.9%	174,520	33.7%
Residential mortgage loans	173,685	26.5%	173,194	33.6%
Construction loans	47,056	7.2%	29,731	5.8%
Consumer loans	5,523	0.8%	5,471	1.1%

Gross loans	655,376	100.0%	515,880	100.0%

Deferred fee (income) costs, net	(223)		(21)
Allowance for loan losses	(5,126)		(4,032)

Loans, net	$650,027		$511,827

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

The following tables set forth the maturity distribution of our loan portfolio (excluding consumer and residential mortgage loans and mortgage loans held for sale) at December 31, 2005:

	December 31, 2005
	One Year or Less	Over One Year Through Five Years	Over Five Years	Total
	Unaudited
	(Dollars in thousands)
Real estate and construction loans(1)
Floating rate	$60,517	$39,866	$110,167	$210,550
Fixed rate	2,449	20,275	55,648	78,372
Commercial loans
Floating rate	105,993	35,589	4,794	146,376
Fixed rate	18,406	18,443	4,021	40,870

Total	$187,365	$114,173	$174,630	$476,168

(1)	Does not include mortgage loans on single and multi-family residences and consumer loans, which totaled $173.7 million and $5.5 million, respectively, at December 31, 2005.

Allowance for Loan Losses and Nonperforming Loans

Allowance for Loan Losses. The allowance for loan losses (the “Allowance”) at December 31, 2005 was $5.1 million, which represented approximately 0.78% of the loans outstanding at December 31, 2005, as compared to $4.0 million, or 0.78%, of the loans outstanding at December 31, 2004, in each case exclusive of loans held for sale.

We carefully monitor changing economic conditions, the loan portfolio by category, the financial condition of borrowers, the history of the loan portfolio, and we follow bank regulatory guidelines in determining the adequacy of the

Allowance. We believe that the Allowance at December 31, 2005 was adequate to provide for losses inherent in the loan portfolio. However, as the volume of loans increases, additional provisions for loan losses will be required to maintain the Allowance at adequate levels. Additionally, the Allowance was established on the basis of assumptions and judgments regarding such matters as economic conditions and trends and the condition of borrowers, historical industry loan loss data and regulatory guidelines, and actual loan losses in the future could vary from the losses predicted on the basis of those assumptions, judgments and guidelines. For example, if economic conditions were to deteriorate, or interest rates were to increase significantly, which would have the effect of increasing the risk that borrowers would encounter difficulties meeting their loan payment obligations, it could become necessary to increase the Allowance by means of additional provisions for loan losses. See “—Results of Operations—Provision for Loan Losses” above.

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

	December 31,
	2005		2004
	Allowance for Loan Losses	% of Allowance to Category of Loans	Allowance for Loan Losses	% of Allowance to Category of Loans
	(Dollars in thousands)
Real estate loans	$2,266	0.55%	$1,853	0.53%
Commercial loans	2,473	1.32%	1,839	1.38%
Construction loans	312	0.66%	246	0.83%
Consumer loans	75	1.36%	94	1.72%

Total	$5,126	0.78%	$4,032	0.78%

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

At December 31, 2005 and 2004, we had $1.3 million and $11,000, respectively, of fully collateralized loans that were delinquent 90 days or more and which were classified as nonaccrual and impaired loans. We had no loans delinquent 90 days or more as to principal that were still accruing interest or any restructured loans at December 31, 2005 or at December 31, 2004. At December 31, 2005, our average investment in impaired loans, on a year-to-date basis, was $600,000. The interest that we would have earned in the year ended December 31, 2005, had the impaired loans remained current in accordance with their original terms was $72,000.

Average Balances of and Average Interest Rates Paid on Deposits. Set forth below are the average amounts (in thousands) of, and the average rates paid on, deposits in each of 2005, 2004 and 2003:

	Year Ended December 31,
	2005		2004		2003
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest bearing demand deposits	$199,740	—	$166,544	—	$129,823	—
Interest-bearing checking accounts	23,053	0.59%	20,283	0.36%	13,248	0.52%
Money market and savings deposits	137,858	1.85%	122,713	1.27%	110,609	1.24%
Time deposits(1)	210,277	3.28%	200,244	2.57%	220,629	2.88%

Total deposits	$570,928	1.68%	$509,784	1.33%	$474,309	1.64%

(1)	Comprised of time certificates of deposit.

Deposit Totals. Deposits totaled $580 million at December 31, 2005 as compared to $534 million at December 31, 2004. At December 31, 2005, noninterest-bearing deposits comprised $201 million, or 35% of total deposits, as compared to $175 million, or 33%, of total deposits at December 31, 2004. Certificates of deposit in denominations of $100,000 or more, on which we pay higher rates of interest than on other deposits, were $136 million, or 23%, of total deposits at December 31, 2005 and $99 million, or 19%, of total deposits at December 31, 2004.

Set forth below is a maturity schedule of domestic time certificates of deposit outstanding at December 31, 2005:

	December 31, 2005		December 31, 2004
Maturities	Certificates of Deposit Under $100,000	Certificates of Deposit $100,000 or more	Certificates of Deposit Under $100,000	Certificates of Deposit $100,000 or more
	(In thousands)
Three months or less	$24,438	$51,863	$18,466	$36,745
Over three and through twelve months	38,991	65,012	52,057	41,202
Over twelve months	23,680	19,458	34,325	21,416

Total	$87,109	$136,333	$104,848	$99,363

Liquidity

We actively manage our liquidity needs to ensure that sufficient funds are available to meet the ongoing needs of our customers. We project the future sources and uses of funds and maintain sufficient liquid funds for unanticipated events. Our primary sources of cash include (i) payments on loans, and (ii) the sale or maturity of investments, (iii) growth in deposits, and (iv) borrowings. The primary uses of cash include funding new loans and making advances on our customers’ existing lines of credit, purchasing investments, including securities available for sale, funding deposit withdrawals and paying operating expenses. We maintain funds in overnight federal funds and other short-term investments to provide for short-term liquidity needs. We also have obtained credit lines from the Federal Home Loan Bank and other financial institutions to meet any additional liquidity requirements.

Cash flow Provided by Financing Activities. Cash flow of $131 million was provided by financing activities during the year ended December 31, 2005, the source of which consisted primarily of net increases of $47 million in deposits and $84 million in net borrowings.

Cash flow From Operating Activities. During the year ended December 31, 2005, cash flow of $10 million was generated by our continuing operations.

Cash flow Used in Investing Activities. In the year ended December 31, 2005, we used cash flow of $243 million in investing activities, primarily to fund an increase of $139 million in loans and $166 million of purchases of investment securities available for sale, partially offset by $63 million of proceeds from principal payments received on investment securities available for sale.

Cash flow From Discontinued Operations. Our discontinued wholesale mortgage lending operations provided $42 million in cash flow during the year ended December 31, 2005, principally from $142 million of proceeds from the sales of loans held for sale, mostly offset by $97 million used in the originations and purchases of loans held sale.

Our liquid assets, which included cash and due from banks, federal funds sold, interest earning deposits with financial institutions and unpledged securities available for sale (excluding Federal Reserve Bank and Federal Home Loan Bank stock) totaled $77 million or 8% of total assets at December 31, 2005.

The relationship between gross loans and total deposits provides a useful measure of our liquidity. Since repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loan-to-deposit ratio the less liquid are our assets. On the other hand, since we realize greater yields and higher interest income on loans than we do on investments, a lower loan-to-deposit ratio can adversely affect interest income and earnings. As a result, our goal is to achieve a loan-to-deposit ratio that appropriately balances the requirements of liquidity and the need to generate a fair return on assets. At December 31, 2005, the ratio of loans-to-deposits (excluding loans held for sale) was 112%, compared to 96% at December 31, 2004. Even through our loans-to-deposits ratio was 112%, we were able to maintain what we believe is adequate liquidity by means of Federal Home Loan Bank borrowings and securities sold under agreement to repurchase.

Off Balance Sheet Arrangements

Loan Commitments and Standby Letters of Credit. In order to meet the financing needs of our customers in the normal course of business, we make commitments to extend credit and issue standby commercial letters of credit to or for our customers. At December 31, 2005 and 2004, we were committed to fund certain loans (inclusive of mortgages held for sale) amounting to approximately $156 million and $167 million, respectively.

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

Contractual Obligations

Borrowings. As of December 31, 2005, we had $217 million of outstanding short-term borrowings and $32 million of outstanding long-term borrowings that we had obtained from the Federal Home Loan Bank. The table below sets forth the amounts (in thousands of dollars) of, the interest rates we pay on, and the maturity dates of these Federal Home Loan Bank borrowings. These borrowings, along with the securities sold under agreements to repurchase, have a weighted-average annualized interest rate of 3.43%.

Principal Amounts	Interest Rate	Maturity Dates
(Dollars in thousands)
$7,000	2.41%	January 9, 2006
5,000	4.35%	January 12, 2006
6,000	1.94%	January 23, 2006
10,000	2.74%	January 30, 2006
5,000	2.66%	February 2, 2006
7,000	3.18%	February 3, 2006
7,000	4.25%	February 9, 2006
5,000	2.00%	February 13, 2006
5,000	2.50%	February 21, 2006
6,000	2.34%	February 28, 2006
7,000	4.35%	March 2, 2006
7,000	4.34%	March 3, 2006
10,000	4.14%	March 10, 2006
5,000	3.50%	March 16, 2006
5,000	4.18%	April 10, 2006
10,000	4.38%	April 10, 2006
5,000	3.26%	April 10, 2006
7,000	4.60%	April 27,2006
7,000	3.59%	May 1,2006
5,000	4.21%	May 10, 2006
5,000	3.87%	May 18, 2006
7,000	3.62%	June 7, 2006
5,000	3.13%	June 19, 2006
7,000	3.72%	July 6, 2006
5,000	3.78%	July 6, 2006
5,000	3.78%	July 10, 2006
3,000	4.67%	July 20, 2006
5,000	2.76%	August 9, 2006
7,000	4.19%	August 10, 2006
5,000	4.13%	August 15, 2006
2,000	2.94%	August 28, 2006
3,000	2.56%	September 18, 2006
3,000	2.49%	September 25, 2006
5,000	2.39%	October 2, 2006
2,000	2.40%	October 2, 2006
7,000	3.18%	November 22, 2006
5,000	2.69%	December 12, 2006
5,000	2.67%	December 18, 2006
4,000	2.50%	January 22, 2007
5,000	2.57%	February 12, 2007
5,000	3.62%	May 18, 2007
7,000	4.71%	June 20, 2007
3,000	3.14%	September 18, 2007
2,000	3.06%	September 24, 2007
1,000	2.91%	October 1, 2007
5,000	3.45%	February 11, 2009

At December 31, 2005, U.S. Agency and Mortgage Backed securities, U.S. Government agency securities and collateralized mortgage obligations with an aggregate fair market value of $224 million and $132 million of residential mortgage and other real estate secured loans were pledged to secure these Federal Home Loan Bank borrowings, repurchase agreements, local agency deposits, and Treasury, Tax and Loan accounts.

The highest amount of borrowings outstanding at any month end during the year ended December 31, 2005 consisted of $249 million of borrowings from the Federal Home Loan Bank and $40 million of overnight borrowings in the form of securities sold under repurchase agreements. During 2004, the highest amount of borrowings outstanding at any month end consisted of $191 million of advances from the Federal Home Loan Bank and $17 million of overnight borrowings in the form of securities sold under repurchase agreements.

Junior Subordinated Debentures. Pursuant to rulings of the Federal Reserve Board, bank holding companies have been permitted to issue long term subordinated debt instruments that will, subject to certain conditions, qualify as and, therefore, augment capital for regulatory purposes. Pursuant to those rulings, in 2002, we formed subsidiary grantor trusts to sell and issue to institutional investors a total of $17 million principal amount of floating junior trust preferred securities (“trust preferred securities”). We received the net proceeds from the sale of the trust preferred securities in exchange for our issuance to the grantor trusts, of a total $17 million principal amount of our junior subordinated floating rate debentures (the “Debentures”), the payment terms of which mirror those of the trust preferred securities. The Debentures also were pledged by the grantor trusts as security for their payment obligations under the trust preferred securities.

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

Set forth below is certain information regarding the terms of the Debentures that were outstanding as of September 30, 2005:

Original Issue Dates	Principal Amount	Interest Rates		Maturity Dates
	(In thousands)
June 2002	$5,155	LIBOR plus 3.75	%(1)	June 2032
August 2002	5,155	LIBOR plus 3.625	%(2)	August 2032
September 2002	7,217	LIBOR plus 3.40	%(1)	September 2032
October 2004	10,310	LIBOR plus 2.00	%(1)	October 2034

Total	$27,837

(1)	Interest rate resets quarterly.

(2)	Interest rate resets semi-annually.

These Debentures, which are redeemable at our option, without premium or penalty, beginning five years after their respective original issue dates, require quarterly or semi-annual interest payments. Subject to certain conditions, we have the right, at our discretion, to defer those interest payments for up to five years. However, we have no plans to exercise this deferrable right.

Under the Federal Reserve Board rulings, the borrowings evidenced by the Debentures, which are subordinated to all of our other borrowings that are outstanding or which we may obtain in the future, are eligible (subject to certain dollar limitations) to qualify, and at December 31, 2005, a total of $27.4 million principal amount of those Debentures qualified, as Tier I capital for regulatory purposes. The remaining $400,000 qualified as Tier II capital for regulatory purposes. See discussion below under the subcaption “—Regulatory Capital Requirements.”

Other Contractual Obligations.

Set forth below is information regarding our material contractual obligations as of December 31, 2005:

Operating Lease Obligations. We lease certain facilities and equipment under various non-cancelable operating leases. Future minimum non-cancelable lease commitments were as follows at December 31, 2005:

At December 31, 2005
(In thousands)
2006	$1,808
2007	1,343
2008	1,297
2009	697
2010	135
Thereafter	—

Total	$5,280

Maturing Time Certificates of Deposits. Set forth below is a maturity schedule, as of December 31, 2005, of time certificates of deposit of $100,000 or more:

At December 31, 2005
(In thousands)
2006	$116,874
2007	9,454
2008	4,597
Thereafter	5,407

Total	$136,332

Capital Resources

The Company (on a consolidated basis) and the Bank (on a stand-alone basis) are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can lead to the imposition of certain mandatory and possible additional discretionary restrictions on the operations of the Company and the Bank by their respective bank regulatory agencies that, if imposed, could have a direct material adverse impact on the Company’s operating results and financial condition. See “BUSINESS—Supervision and Regulation—Capital Standards and Prompt Corrective Action” in Part I and “RISK FACTORS—Government regulations may impair our operations, restrict our growth or increase our operating costs” in Item 1A of this Report. Under capital adequacy guidelines and the regulatory framework for prompt corrective action that apply to all bank holding companies and FDIC insured banks in the United States, the Company (on a consolidated basis) and the Bank (on a stand-alone basis) must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital requirements that the Company is required to meet also are subject to qualitative judgments by the bank regulators with respect to the financial condition of the Company.

The following table sets forth the amounts of capital and capital ratios of the Company (on a consolidated basis) and the Bank (on stand alone basis) at December 31, 2005, as compared to the respective minimum regulatory requirements applicable to them. See “BUSINESS—Supervision and Regulation—Capital Standards and Prompt Corrective Action” in this Report.

			To Be Classified for Regulatory Purposes As
	Actual		Adequately Capitalized		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total Capital to Risk Weighted Assets:
Company	$115,185	16.1%	$57,209	8.0%	$71,512	10.0%
Bank	77,993	11.1%	56,186	8.0%	70,233	10.0%
Tier 1 Capital to Risk Weighted Assets:
Company	$109,629	15.3%	$28,605	4.0%	$42,907	6.0%
Bank	72,904	10.4%	28,093	4.0%	42,140	6.0%
Tier 1 Capital to Average Assets:
Company	$109,629	11.5%	$38,034	4.0%	$47,543	5.0%
Bank	72,904	7.7%	37,955	4.0%	47,444	5.0%

As of December 31, 2005, based on applicable capital regulations, the Company (on a consolidated basis) and the Bank (on a stand-alone basis) qualified as well capitalized institutions under the capital adequacy guidelines described above.

Our consolidated total capital and Tier 1 capital of the Company, at December 31, 2005, include approximately $27.4 million of long term indebtedness evidenced by the Junior Subordinated Debentures that we issued in 2002 and 2004 in connection with the sale of trust preferred securities. The remaining $400,000 was classified as Tier II capital. See “—Financial Condition—Contractual Obligations” above. We contributed $26 million of the net proceeds from the sale of the trust preferred securities to the Bank, thereby, increasing its total capital and Tier 1 capital.

Public Offering of Common Stock in December 2003. In December 2003 we completed a public offering of 3,680,000 shares of our common stock at a public offering price of $9.25 per share. The net proceeds of that public offering, which totaled approximately $31 million, increased our total capital to support our future growth, and we used a portion of those net proceeds to fund the opening and cost of initial operation of our new Long Beach and Inland Empire Financial Center and some of the loan growth that we achieved during the 2004 and 2005.

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

The table below sets forth information concerning our rate sensitive assets and liabilities at December 31, 2005. The assets and liabilities are classified by the earlier of maturity or repricing dates in accordance with their contractual terms. Certain shortcomings are inherent in the method of analysis presented in the following table, which are discussed below.

	Three Months or Less	Over Three Through Twelve Months	Over One Year Through Five Years	Over Five Years	Non- Interest- Bearing	Total
	(Dollars in thousands)
Assets
Interest-bearing deposits in other financial institutions	$441	$—	$—	$—	$—	$441
Investment in unconsolidated trust subsidiaries	—	—	—	837	—	837
Securities available for sale	15,838	43,490	133,886	72,342	—	265,556
Federal Reserve Bank and Federal Home Loan Bank stock	13,349	—	—	—	—	13,349
Federal funds sold	11,400	—	—	—	—	11,400
Loans, gross	321,422	56,545	250,903	26,700	—	655,570
Non-interest earning assets, net	—	—	—	—	34,003	35,648

Total assets	$362,450	$100,035	$384,789	$99,879	$34,003	$981,156

Liabilities and Shareholders Equity
Noninterest-bearing deposits	$—	$—	$—	$—	$200,688	$200,688
Interest-bearing deposits	232,521	104,002	43,138	—	—	379,661
Borrowings	131,684	125,000	32,000	—	—	288,684
Junior subordinated debentures	27,837	—	—	—	—	27,837
Other liabilities	—	—	—	—	5,769	5,769
Shareholders’ equity	—	—	—	—	78,517	78,517

Total liabilities and shareholders equity	$392,042	$229,002	$75,138	$0	$284,974	$981,156

Interest rate sensitivity gap	$(29,592)	$(128,967)	$309,651	$99,879	$250,971

Cumulative interest rate sensitivity gap	$(29,550)	$(158,559)	$151,192	$250,971	$—

Cumulative % of rate sensitive assets in maturity period	37%	47%	86%	97%	100%

Rate sensitive assets to rate sensitive liabilities	92%	44%	512%	N/A	12%

Cumulative ratio	92%	74%	122%	136%	N/A

At December 31, 2005, as the above table indicates, our rate sensitive balance sheet was shown to be in a negative twelve-month gap position. This implies that our net interest margin would decrease in the short–term if interest rates rise and would increase in the short-term if interest rates were to fall.

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

ITEM 8.	FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Pacific Mercantile Bancorp and Subsidiaries

We have audited the accompanying consolidated statements of financial condition of Pacific Mercantile Bancorp and Subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the year ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pacific Mercantile Bancorp and Subsidiaries as of December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the year ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Pacific Mercantile Bancorp and Subsidiaries’ internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 10, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ GRANT THORNTON LLP

Irvine, California
March 10, 2006

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands)

	December 31,
	2005	2004
ASSETS
Cash and due from banks	$23,422	$26,509
Federal funds sold	11,400	69,600

Cash and cash equivalents	34,822	96,109
Interest-bearing deposits with financial institutions	441	738
Federal Reserve Bank and Federal Home Loan Bank Stock, at cost	13,349	10,662
Securities available for sale, at fair value	265,556	169,412
Loans held for sale, at fair value	—	42,348
Loans (net of allowances of $5,126 and $4,032, respectively)	650,027	511,827
Investment in unconsolidated subsidiaries	837	837
Accrued interest receivable	4,040	2,539
Premises and equipment, net	2,570	2,987
Other assets	9,514	8,080

Total assets	$981,156	$845,539

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$200,688	$175,329
Interest-bearing	379,661	358,234

Total deposits	580,349	533,563
Borrowings	288,684	204,754
Accrued interest payable	2,214	1,259
Other liabilities	3,555	3,150
Junior subordinated debentures	27,837	27,837

Total liabilities	902,639	770,563

Commitments and contingencies (Note 12)	—	—
Shareholders’ equity:
Preferred stock, no par value, 2,000,000 shares authorized, none issued	—	—
Common stock, no par value, 20,000,000 shares authorized, 10,176,008 and 10,084,381 shares issued and outstanding at December 31, 2005 and 2004, respectively	69,078	69,028
Retained earnings	13,144	7,420
Accumulated other comprehensive loss	(3,705)	(1,472)

Total shareholders’ equity	78,517	74,976

Total liabilities and shareholders’ equity	$981,156	$845,539

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except for per share data)

	Year Ended December 31,
	2005	2004	2003
Interest income:
Loans, including fees	$35,478	$24,538	$15,246
Federal funds sold	1,282	513	487
Securities available for sale and stock	9,226	8,295	7,127
Interest-bearing deposits with financial institutions	12	9	46

Total interest income	45,998	33,355	22,906
Interest expense:
Deposits	9,581	6,780	7,785
Borrowings	7,731	4,914	2,692

Total interest expense	17,312	11,694	10,477

Net interest income	28,686	21,661	12,429
Provision for loan losses	1,145	973	1,515

Net interest income after provision for loan losses	27,541	20,688	10,914

Noninterest income	1,688	2,465	2,235
Noninterest expense	18,686	15,521	13,861

Income (loss) before income taxes	10,543	7,632	(712)
Income tax expense and (benefit)	4,320	3,165	(461)

Income (loss) from continuing operations	6,223	4,467	(251)
(Loss) income from discontinued operations, net of taxes	(499)	396	2,333

Net income	$5,724	$4,863	$2,082

Net income (loss) per share basic:
Income (loss) from continuing operations	$0.61	$0.44	$(0.04)
(Loss) income from discontinued operations	(0.05)	0.04	0.35

Net income	$0.56	$0.48	$0.31

Net income (loss) per share diluted:
Income (loss) from continuing operations	$0.59	$0.42	$(0.04)
(Loss) income from discontinued operations	(0.05)	0.04	0.34

Net income	$0.54	$0.46	$0.30

Weighted average number of shares:
Basic	10,100,514	10,082,049	6,578,603
Diluted	10,562,976	10,597,433	6,866,170

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Shares and dollars in thousands)

For the Three Years Ended December 31, 2005

	Common stock
	Number of shares	Amount	Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Total
Balance at December 31, 2002	6,400	$37,862	$475	$632	$38,969
Exercise of stock options	1	9	—	—	9
Comprehensive income	3,680	31,178	—	—	31,178
Net income	—	—	2,082	—	2,082
Change in unrealized gain (loss) on securities held for sale, net of tax	—	—	—	(2,068)	(2,068)

Total comprehensive income	—	—	—	—	14

Balance at December 31, 2003	10,081	69,049	2,557	(1,436)	70,170
Exercise of stock options	3	17	—	—	17
Issuance of common stock in public offering, net of offering expenses	—	(38)	—	—	(38)
Comprehensive income	—	—	—	—	—
Net income	—	—	4,863	—	4,863
Change in unrealized gain (loss) on securities held for sale, net of tax	—	—	—	(36)	(36)

Total comprehensive income	—	—	—	—	4,827

Balance at December 31, 2004	10,084	69,028	7,420	(1,472)	74,976
Exercise of stock options	8	50	—	—	50
Exercise of warrants	84	—	—	—	—
Comprehensive income
Net income	—	—	5,724	—	5,724
Change in unrealized gain (loss) on securities held for sale, net of tax	—	—	—	(2,233)	(2,233)

Total comprehensive income	—	—	—	—	3,491

Balance at December 31, 2005	10,176	$69,078	$13,144	$(3,705)	$78,517

The accompanying notes are an integral part of this consolidated financial statement.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended December 31,
	2005	2004	2003
Cash Flows From Operating Activities:
Income (loss) from continuing operations	$6,223	$4,467	$(251)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,095	1,053	768
Provision for loan losses	1,145	973	1,515
Net amortization of premium (discount) on securities	1,283	1,994	3,973
Net gains on sales of securities available for sale	—	(839)	(739)
Mark to market loss (gain) adjustment of equity securities	23	(8)	—
Net gain on sale of other real estate owned	—	(117)	—
Net gain on sale of fixed assets	(15)	—	—
Net increase in accrued interest receivable	(1,501)	(193)	(94)
Net decrease (increase) in other assets	1,890	(2,161)	(893)
Net (increase) decrease in deferred taxes	(1,869)	443	(607)
Net increase in accrued interest payable	955	339	224
Net increase (decrease) in other liabilities	405	984	(360)

Net cash provided by operating activities	9,634	6,935	3,536
Cash Flows From Investing Activities:
Net decrease (increase) in interest-bearing deposits with financial institutions	297	(133)	883
Maturities of, proceeds from sales of and principal payments received for securities available for sale and other stock	62,645	168,119	270,473
Purchase of securities available for sale and other stock	(166,470)	(67,863)	(305,300)
Net increase in loans	(139,345)	(163,245)	(130,587)
Proceeds from sale of other real estate owned	—	1,634	—
Proceeds from sale of fixed assets	15	—	—
Purchases of premises and equipment	(678)	(929)	(1,023)

Net cash used in investing activities	(243,536)	(62,417)	(165,554)
Cash Flows From Financing Activities:
Net increase in deposits	46,786	38,229	72,692
Offering expenses from sale of common stock	—	(38)	31,178
Proceeds from exercise of stock options	50	17	9
Investment in trust subsidiaries	—	(310)	—
Proceeds from junior subordinated debentures	—	10,310	—
Net increase in borrowings	83,930	66,382	46,270

Net cash provided by financing activities	130,766	114,590	150,149
Discontinued Operations:
Cash Flows From Operating Activities
(Loss) income from discontinued operations	(499)	396	2,333
Proceeds from sales of loans held for sale	141,124	267,351	711,002
Originations and purchases of loans held for sale	(97,435)	(288,799)	(667,823)
Net gains on sales of loans held for sale	(1,136)	(1,605)	(5,104)
Mark to market (gain) loss adjustment of loans held for sale	(205)	(127)	51

Net cash provided by (used in) operating activities	41,849	(22,784)	40,459

Net (decrease) increase in cash and cash equivalents	(61,287)	36,324	28,590
Cash and Cash Equivalents, beginning of period	96,109	59,785	31,195

Cash and Cash Equivalents, end of period	$34,822	$96,109	$59,785

Supplementary Cash Flow Information:
Cash paid for interest on deposits and other borrowings	$17,029	$11,734	$10,063

Cash paid for income taxes	$4,301	$1,577	$2,048

Non-Cash Investing Activities:
Transfer of loan to other real estate owned	$—	$1,517	$—

Net (decrease) increase in net unrealized gains and losses on securities held for sale, net of income tax	$(2,233)	$(36)	$(2,068)

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Business and Significant Accounting Policies

Organization

The consolidated financial statements include the accounts of Pacific Mercantile Bancorp (“PMBC”) and its wholly owned subsidiaries, which are Pacific Mercantile Bank (the “Bank”) and PMB Securities Corp. (which, together with PMBC, shall be referred to as the “Company”). The Company is a California bank holding company, which was incorporated on January 7, 2000 in the State of California. Pacific Mercantile Bank (the “Bank”) is a California banking corporation which was formed on May 29, 1998, incorporated on November 18, 1998, and commenced operations on March 1, 1999. The Bank is chartered by the California Department of Financial Institutions (the “DFI”) and is a member of the Federal Reserve Bank of San Francisco (“FRB”). In addition, deposit accounts of the Bank’s customers are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to the maximum amount allowed by law.

Discontinued Operations

Discontinued operations represents the Company’s wholesale mortgage lending business, which in the second quarter of 2005 PMBC decided to exit this business. As a result, its commercial banking and retail brokerage businesses comprises its continuing operations.

Significant Accounting Policies

The accounting and reporting policies of the PMBC are in accordance with accounting principles generally accepted in the United Sates of America (US GAAP) and conform to general practices with the banking industry. A summary of the significant accounting policies consistently applied in preparations of the accompanying financial statements follows.

Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, and contingencies at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the determination of the expected lives of residential loans used to amortize deferred origination costs and the expected lives of mortgage back securities used to amortize premium costs, and the valuation of deferred tax assets. Actual amounts or results could differ from those estimates.

Principles of Consolidation

The consolidated financial statements include the accounts of PM Bancorp and its wholly owned subsidiaries Pacific Mercantile Bank and PMB Securities Corp. All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

For purposes of the statements of cash flow, cash and cash equivalents consist of cash and due from banks and federal funds sold. Generally, federal funds are sold for a one-day period. As of December 31, 2005 and 2004 the Bank maintained required reserves with the Federal Reserve Bank of San Francisco of approximately $17 million and $15 million, respectively, which are included in cash and due from banks in the accompanying Consolidated Statements of Financial Condition.

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

Federal Home Loan Bank Stock and Federal Reserve Bank Stock

The Bank’s investment in the Federal Home Loan Bank stock and Federal Reserve Bank stock represents on equity interest the Federal Home Loan Bank and the Federal Reserve Bank, respectively. The investments are recorded at cost.

Loans Held for Sale

Loans originated and intended for sale in the secondary market are carried at the estimated fair value in the aggregate. Net unrealized gains or losses, if any, are recognized through a valuation allowance by charges to income.

Loans and Allowance for Loan Losses

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off, are stated at principal amounts outstanding, net of unearned income. Interest is accrued daily as earned, except where reasonable doubt exists as to collectibility, in which case accrual of interest is discontinued and the loan is placed on nonaccrual status. A loan is generally classified as impaired and placed on nonaccrual status when, in management’s opinion, the principal or interest will not be collectible in accordance with the contractual terms of the loan agreement. A loan with principal or interest that is 90 days or more past due is placed on nonaccrual status; except that management may elect to continue the accrual of interest when the estimated net realizable value of the collateral is sufficient to recover both principal and accrued interest balances and such balances are in the process of collection. Generally, interest payments received on nonaccrual loans are applied to principal. Once all principal has been received, any additional interest payments are recognized as interest income on a cash basis.

The allowance for loan losses is established through a provision for loan losses that is charged against income. A loan is charged against the allowance for loan losses when management believes that the collection of the carrying amount is unlikely. The Bank carefully monitors changing economic conditions, the loan portfolio by category, the financial condition of borrowers and the history of the performance of the portfolio in determining the adequacy of the allowance for loan losses. Ultimate losses may vary from the estimates used to establish the allowance. Additionally, as the volume of loans increases, additional provisions for loan losses will be required to maintain the allowance at levels deemed adequate. Moreover, if economic conditions were to deteriorate, causing the risk of loan losses to increase, it would become necessary to increase the provision to an even greater extent.

The allowance is based on estimates, and ultimate losses may vary from the current estimates. These estimates are reviewed periodically and, as adjustments become necessary, they are recorded in earnings in the periods in which they become known. Management believes that the allowance for loan losses was adequate as of December 31, 2005 and 2004. In addition, the FRB and the DFI, as an integral part of their examination processes, periodically review the Bank’s allowance for loan losses for adequacy. The agencies may require the Bank to recognize additions to the allowance based on their judgments given the information available at the time of their examinations.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Bank also evaluates loans for impairment, where principal and interest is not expected to be collected in accordance with the contractual terms of the loan agreement. The Bank measures and reserves for impairment on a loan-by-loan basis using either the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral if the loan is collateral dependent. The Bank excludes smaller, homogeneous loans, such as consumer installment loans and lines of credit, from its impairment calculations. Also, loans that experience insignificant payment delays or payment shortfalls are generally not considered impaired.

Loan Origination Fees and Costs

All loan origination fees and related direct costs are deferred and amortized to interest income as an adjustment to yield over the respective lives of the loans using the effective interest method except for loans that are revolving or short-term in nature for which the straight line method is used.

Investment in unconsolidated subsidiaries

Investment in unconsolidated subsidiaries are stated at cost. The unconsolidated subsidiaries are comprised by the grantor trusts established in 2002 and 2004. See Note 7 below entitled “- Borrowings and Contractual Obligations – Junior Subordinated Debentures”.

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

Derivative Financial Instruments

As of December 31, 2005, the Company did not have derivative financial instruments outstanding.

All prior periods derivative instruments entered into by the Company on mortgage loans available for sale as interest rate lock commitments with investors were designated as fair value hedges and are included in the discontinued operations. There were no ineffective hedges in the prior periods.

Income Taxes

Deferred income taxes and liabilities are determined using the asset and liability method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax basis of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Stock Option Plans

We have accounted for stock-based employee compensation in the accompanying financial statements as prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and have adopted the disclosure provisions of Statements of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock Based Compensation.” SFAS No. 123 requires pro-forma disclosures of our consolidated net income and net income per share as if the fair value based method of accounting for stock based awards had been applied. Under the fair value based method, compensation cost is recorded based on the value of the equity compensation award at the grant date and is recognized over the employee’s period of service with the Company.

In December 2004, Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share-Based Payment”, which requires entities that grant stock options or other equity compensation awards to employees to recognize the fair value of those options and shares as compensation cost over their respective service (vesting) periods in their financial statements. SFAS No. 123(R) is effective beginning in the first quarter of fiscal years ending after June 15, 2005. As a result, effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), using the modified-prospective-transition method. Under this transition method, equity compensation costs that will be recognized in fiscal 2006 will include: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on their grant date fair values estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on their grant date fair values estimated in accordance with the provisions of SFAS No. 123(R). Operating results for periods prior to fiscal 2006 will not be restated and, accordingly, to that extent will not be comparable to the operating results to be reported in periods after December 31, 2005. SFAS No. 123(R) is expected to result in an increase in our reported compensation expense; however, the materiality of SFAS No. 123(R) on our results of operations cannot be accurately estimated at this time, as that will depend on the market values of our shares, the amounts of share based awards that we may grant in future periods and the valuation method adopted to implement SFAS No. 123(R).

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

Effective February 17, 2004, the Board of Directors adopted the Pacific Mercantile Bancorp 2004 Stock Incentive Plan (the “2004 Plan”), which was approved by the Company’s shareholders in May 2004. That Plan authorizes the granting of options and rights to purchase restricted stock to directors, officers and other key employees, that entitle them to purchase shares of

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

common stock of the Company at, in the case of stock options, a price per share equal to or above the fair market value of the Company’s shares on the date the option is granted or, in case of stock purchase rights, at prices and on such terms as are fixed by the Compensation Committee of the Board of Directors at the time the rights are granted. Options and restricted stock purchase rights may vest immediately or over various periods of up to five years, or based on the achievement of specified performance goals, as determined by the Company’s Compensation Committee at the time the options are granted or the stock purchase rights are awarded. Options may be granted under the 2004 Plan for up to 10 years after the grant date, but will terminate upon termination of service, if sooner. The Company will become entitled to repurchase any unvested shares subject to restricted purchase rights in the event of a termination of employment or service of the holder of the stock purchase right or in the event the holder fails to achieve any goals that are required to be met as a condition of vesting. A total of 400,000 shares were authorized for issuance under the 2004 Plan.

The following tables summarize information concerning stock options that were outstanding or had been exercised as of December 31, 2005:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2002	960,048	6.33
Granted	57,160	8.26
Exercised	(1,360)	6.61
Cancelled	(13,600)	6.74

Outstanding at December 31, 2003	1,002,248	6.42
Granted	376,800	11.26
Exercised	(2,540)	7.22
Cancelled	(22,660)	8.44

Outstanding at December 31, 2004	1,353,848	7.73
Granted	181,500	15.18
Exercised	(7,927)	7.15
Cancelled	(56,723)	11.49

Outstanding at December 31, 2005	1,470,698	8.51

Range of Exercise Prices at December 31, 2005,	Number of Shares Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price
$4.00 — $5.99	279,622	3.2	$4.00
$6.00 — $9.99	674,076	4.7	$7.30
$10.00— $12.99	370,000	8.2	$11.27
$13.00— $17.99	132,000	9.2	$15.28
$18.00— $18.84	15,000	9.8	$18.72

	1,470,698	5.7	$8.51

Options to purchase 1,054,262 shares, at option prices ranging from $4.00 to $15.00 per share, were exercisable at December 31, 2005 under the Plans.

We continue to account for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” under which no compensation cost

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

is recognized in the accompanying financial statements for stock option or stock purchase awards granted at or above fair market value. If a determination had been made, in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” of the compensation expense attributable to the options or stock purchase rights that have been granted under the Company’s 1999 and 2004 Plans, based upon their respective fair values as of their grant dates, the Company’s net income and income per share would have been reduced to the pro forma amounts indicated below:

	Year Ended December 31,
(Dollars in thousands, except per share data)	2005	2004	2003
Net Income:
As reported	$5,724	$4,863	$2,082
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	478	591	320

Pro forma	$5,246	$4,272	$1,762

Income per share as reported:
Basic	$0.56	$0.48	$0.31
Diluted	0.54	0.46	0.30
Income per share pro forma:
Basic	$0.52	$0.42	$0.27
Diluted	0.50	0.40	0.26
Weighted average number of shares:
Basic	10,100,514	10,082,049	6,578,603
Diluted	10,562,976	10,597,433	6,866,170

The fair values of the options that were outstanding under the 1999 and 2004 Plans were estimated as of their respective dates of grant using the Black-Scholes option-pricing model. The following table summarizes the weighted average assumptions used for grants in the following periods:

	Year Ended December 31,
Assumptions with respect to:	2005	2004	2003
Expected volatility	45.45%	56.36%	39.80%
Risk-free interest rate	3.75%	3.07%	3.01%
Expected dividend yield	1.04%	1.22%	2.43%
Expected life of the option	5 years	5 years	5 years

Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

However, certain changes in assets and liabilities, such as unrealized gains and losses on securities available for sale, are reported as a separate component of the equity section of the balance sheet net of income taxes, and such items, along with net income, are components of comprehensive income (loss).

The components of other comprehensive income (loss) and related tax effects are as follows:

	Year Ended December 31,
(Dollars in thousands)	2005	2004	2003
Unrealized holding losses arising during period	$(3,688)	$(899)	$(4,257)
Reclassification adjustment for gains included in income	—	839	739

Net unrealized holding losses	(3,688)	(60)	(3,518)
Tax effect	1,455	24	1,450

Other comprehensive loss	$(2,233)	$(36)	$(2,068)

The components of accumulated other comprehensive income (loss), included in stockholders’ equity, are as follows:

	December 31,
(Dollars in thousands)	2005	2004
Net unrealized holding loss on securities available for sale	$(6,176)	$(2,488)
Tax effect	2,471	1,016

Accumulated other comprehensive loss	$(3,705)	$(1,472)

Recent Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123, (revised 2004), “Share-Based Payment”. SFAS No. 123R, which supersedes Accounting Principle Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 123R requires entities that grant stock options and other forms of equity compensation to employees to recognize the fair values of those options or other awards as compensation over their respective service (vesting) periods in their financial statements. Pro forma disclosure of those fair values will no longer be permitted. The costs of the equity instruments is to be measured based on their fair values on the respective dates on which those instruments are granted and are required to be recognized over the respective periods during which the employees are required to provide services in exchange for the equity instruments. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. SFAS No. 123R becomes applicable for public companies beginning in the first quarter of fiscal years ending after June 15, 2005, which in our case will be January 1, 2006.

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

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reclassification

Certain amounts in the accompanying 2004 consolidated financial statements, including amounts related to discontinued operations, have been reclassified to conform to 2005 presentation.

2.	Interest-Bearing Deposits with Financial Institutions

The Company had interest-bearing deposits with financial institutions of $441,000 at December 31, 2005 and $738,000 at December 31, 2004. The weighted average percentage yields of these deposits were 2.19% and 1.80% at December 31, 2005 and 2004, respectively.

Interest-bearing deposits with financial institutions at December 31, 2005 are scheduled to mature within one year or have no stated maturity date.

3.	Securities Available For Sale

The following are summaries of the major components of securities available for sale and a comparison of amortized cost, estimated fair market values, and gross unrealized gains and losses at December 31, 2005 and 2004:

	December 31, 2005				December 31, 2004
	Amortized Cost	Gross Unrealized		Fair Value	Amortized Cost	Gross Unrealized		Fair Value
		Gain	Loss			Gain	Loss
	(Dollars in thousands)
Mortgage backed securities	$233,405	$10	$5,621	$227,794	$160,405	$14	$2,383	$158,036
Collateralized mortgage obligations	25,190	—	583	24,607	10,487	3	122	10,368

Total government and agencies securities	258,595	10	6,204	252,401	170,892	17	2,505	168,404
Municipal Securities	11,651	56	38	11,669	—	—	—	—
Mutual fund	1,486	—	—	1,486	1,008	—	—	1,008

Total securities available for sale	$271,732	$66	$6,242	$265,556	$171,900	$17	$2,505	$169,412

At December 31, 2005, mortgage backed securities and collateralized mortgage obligations with an aggregate fair market value of $224 million were pledged to secure Federal Home Loan Bank borrowings, repurchase agreements, local agency deposits and Treasury, tax and loan accounts.

The amortized cost and estimated fair value, at December 31, 2005, of securities available for sale are shown in the table below by contractual maturities and historical prepayments based on the prior twelve months of principal payments. Expected maturities will differ from contractual maturities and historical prepayments, particularly with respect to collateralized mortgage obligations, because borrowers may react to interest rate market conditions differently than the historical prepayment rates.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2005 Maturing in
(Dollars in thousands)	One year or less	Over one year through five years	Over five years through ten years	Over ten Years	Total
Securities available for sale, amortized cost	$53,711	$124,994	$63,962	$29,065	$271,732
Securities available for sale, estimated fair value	52,493	122,031	62,345	28,687	265,556
Weighted average yield	3.96%	4.12%	4.38%	4.54%	4.20%

	December 31, 2004 Maturing in
(Dollars in thousands)	One year or less	Over one year through five years	Over five years through ten years	Over ten Years	Total
Securities available for sale, amortized cost	$43,064	$81,424	$38,575	$8,837	$171,900
Securities available for sale, estimated fair value	42,549	80,304	37,956	8,603	169,412
Weighted average yield	3.22%	3.40%	3.79%	4.14%	3.48%

The Company recognized net gains on sales of securities available for sale in 2004 and 2003 of $839,000 and $739,000, respectively, on sales proceeds of $81 million and $144 million, respectively. In 2005 the Company did not recognize any net gains or losses on sales of securities available for sale.

The table below shows, as of December 31, 2005, the gross unrealized losses and fair values of our investments, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	Securities With Unrealized Loss as of December 31, 2005
	Less than 12 months		12 months or more		Total
(Dollars In thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
US agencies and mortgage backed securities	$122,427	$1,953	$102,313	$3,668	$224,740	$5,621
Collateralized mortgage obligations	18,141	300	6,466	283	24,607	583
Municipal Securities	4,756	38	—	—	4,756	38

Total temporarily impaired securities	$145,324	$2,291	$108,779	$3,951	$254,103	$6,242

We regularly monitor investments for significant declines in fair value. We have determined that the declines in the fair values of these investments below their amortized costs, as set forth in the table above, are temporary based on the following: (i) those declines are due to interest rate changes and not due to a deterioration in the creditworthiness of the issuers of those investment securities, and (ii) we have the ability to hold those securities until there is a recovery in their values or until their maturity.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.	Loans and Allowance for Loan Losses

The loan portfolio consisted of the following, at:

	December 31, 2005		December 31, 2004
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial loans	$187,246	28.6%	$132,964	25.8%
Real estate loans	241,866	36.9%	174,520	33.7%
Residential mortgage loans	173,685	26.5%	173,194	33.6%
Construction loans	47,056	7.2%	29,731	5.8%
Consumer loans	5,523	0.8%	5,471	1.1%

Gross loans	655,376	100.0%	515,880	100.0%

Deferred fee (income) costs, net	(223)		(21)
Allowance for loan losses	(5,126)		(4,032)

Loans, net	$650,027		$511,827

At December 31, 2005 and 2004, real estate loans of approximately $132 million and $112 million, respectively, were pledged to secure borrowings obtained from the Federal Home Loan Bank.

Set forth below is a summary of the Company’s transactions in the allowance for loan losses for the years ended:

(In thousands)	December 31, 2005	December 31, 2004
Balance, beginning of period	$4,032	$3,943
Provision for loan losses	1,145	973
Net amounts charged off	(51)	(884)

Balance, end of period	$5,126	$4,032

As of December 31, 2005, the Company had $1.3 million in nonaccrual and impaired loans, no restructured loans, and no loans with principal balances more than 90 days past due that were still accruing interest. At December 31, 2004, the Company had $11,000 in nonaccrual loans and impaired loans, no restructured or impaired loans, and no loans with principal balances more than 90 days past due still accruing interest.

The Company had an average investment in impaired loans of $600,000 for the fiscal year ended December 2005 and $616,000 for the fiscal year ended December 31, 2004. The interest that would have been earned had the impaired loans remained current in accordance with their original terms was $72,000 and $49,000 in 2005 and 2004, respectively. The allowance for loan losses did not include a valuation reserve for impaired loans at December 31, 2005 or 2004.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.	Premises and Equipment

The major classes of premises and equipment are as follows:

	December 31,
(Dollars in thousands)	2005	2004
Furniture and equipment	$5,862	$5,602
Leasehold improvements	1,369	1,071

	7,231	6,673
Accumulated depreciation and amortization	(4,661)	(3,686)

Total	$2,570	$2,987

The amount of depreciation and amortization included in operating expense was $1,095,000, $1,053,000 and $768,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

6.	Deposits

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2005 and 2004 were $136 million and $99 million, respectively.

The scheduled maturities of time certificates of deposit of $100,000 or more at December 31, 2005 were as follows:

At December 31, 2005
(Dollars in thousands)
2006	$116,874
2007	9,454
2008	4,597
Thereafter	5,407

Total	$136,332

7.	Borrowings and Contractual Obligations

Borrowings consisted of the following:

	December 31,
	2005	2004
	(Dollars in thousands)
Securities sold under agreements to repurchase	$39,684	$16,754
Federal Home Loan advances—short-term	217,000	82,000
Federal Home Loan advances—long-term	32,000	106,000

	$288,684	$204,754

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

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Borrowings. As of December 31, 2005, we had $32 million of outstanding long-term borrowings and $217 million of outstanding short-term borrowings that we had obtained from the Federal Home Loan Bank. The table below sets forth the amounts (in thousands of dollars) of, the interest rates we pay on, and the maturity dates of these Federal Home Loan Bank borrowings. These borrowings, along with the securities sold under agreements to repurchase, have a weighted-average annualized interest rate of 3.46%.

Principal Amounts	Interest Rate	Maturity Dates
(Dollars in thousands)
$7,000	2.41%	January 9, 2006
5,000	4.35%	January 12, 2006
6,000	1.94%	January 23, 2006
10,000	2.74%	January 30, 2006
5,000	2.66%	February 2, 2006
7,000	3.18%	February 3, 2006
7,000	4.25%	February 9, 2006
5,000	2.00%	February 13, 2006
5,000	2.50%	February 21, 2006
6,000	2.34%	February 28, 2006
7,000	4.35%	March 2, 2006
7,000	4.34%	March 3, 2006
10,000	4.14%	March 10, 2006
5,000	3.50%	March 16, 2006
5,000	4.18%	April 10, 2006
10,000	4.38%	April 10, 2006
5,000	3.26%	April 10, 2006
7,000	4.60%	April 27, 2006
7,000	3.59%	May 1, 2006
5,000	4.21%	May 10, 2006
5,000	3.87%	May 18, 2006
7,000	3.62%	June 7, 2006
5,000	3.13%	June 19, 2006
7,000	3.72%	July 6, 2006
5,000	3.78%	July 6, 2006
5,000	3.78%	July 10, 2006
3,000	4.67%	July 20, 2006
5,000	2.76%	August 9, 2006
7,000	4.19%	August 10, 2006
5,000	4.13%	August 15, 2006
2,000	2.94%	August 28, 2006
3,000	2.56%	September 18, 2006
3,000	2.49%	September 25, 2006
5,000	2.39%	October 2, 2006
2,000	2.40%	October 2, 2006
7,000	3.18%	November 22, 2006
5,000	2.69%	December 12, 2006
5,000	2.67%	December 18, 2006
4,000	2.50%	January 22, 2007
5,000	2.57%	February 12, 2007
5,000	3.62%	May 18, 2007
7,000	4.71%	June 20, 2007
3,000	3.14%	September 18, 2007
2,000	3.06%	September 24, 2007
1,000	2.91%	October 1, 2007
5,000	3.45%	February 11, 2009

At December 31, 2005, U.S. Agency and Mortgage Backed securities, U.S. Government agency securities and collateralized mortgage obligations with an aggregate fair market value of $224 million and $138 million of residential mortgage and other real estate secured loans were pledged to secure these Federal Home Loan Bank borrowings, repurchase agreements, local agency deposits, and Treasury, Tax and Loan accounts.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2005, the Company had $29 million of additional borrowing capacity in the form of security repurchase agreements with two investment banking firms and unused federal funds lines of credit of $18 million with correspondent banks. The highest amount of borrowings outstanding at any month end during the twelve months ended December 31, 2005 consisted of $249 million of borrowings from the Federal Home Loan Bank and $40 million of overnight borrowings in the form of securities sold under repurchase agreements.

The Company, as of December 31, 2004, had $106 million of outstanding long-term borrowings and $82 million of outstanding short-term borrowings that we had obtained from the Federal Home Loan Bank. The table below sets forth the amounts, in thousands of dollars, the interest rates we paid on, and the maturity dates of these Federal Home Loan Bank borrowings. These borrowings, along with the securities sold under agreements to repurchase, had a weighted-average annualized interest rate of 2.45%.

Principal Amounts	Interest Rate	Maturity Dates
(Dollars in thousands)
$6,000	1.27%	January 23, 2005
9,000	1.93%	February 18, 2005
5,000	2.33%	June 15, 2005
5,000	2.31%	June 17, 2005
7,000	2.29%	June 24, 2005
5,000	2.24%	August 29, 2005
10,000	2.70%	September 19, 2005
3,000	1.93%	September 19, 2005
5,000	1.76%	September 30, 2005
5,000	2.34%	October 13, 2005
7,000	2.34%	November 14, 2005
5,000	2.35%	November 14, 2005
5,000	2.33%	November 17, 2005
5,000	2.33%	November 21, 2005
7,000	2.41%	January 9, 2006
6,000	1.94%	January 23, 2006
10,000	2.74%	January 30, 2006
5,000	2.66%	February 2, 2006
5,000	2.00%	February 13, 2006
5,000	2.50%	February 21, 2006
6,000	2.34%	February 28, 2006
5,000	3.13%	June 19, 2006
5,000	2.76%	August 9, 2006
2,000	2.94%	August 28, 2006
3,000	2.56%	September 18, 2006
3,000	2.49%	September 25, 2006
5,000	2.39%	October 2, 2006
2,000	2.40%	October 2, 2006
7,000	3.18%	November 22, 2006
5,000	2.69%	December 12, 2006
5,000	2.67%	December 18, 2006
4,000	2.50%	January 22, 2007
5,000	2.57%	February 12, 2007
3,000	3.14%	September 18, 2007
2,000	3.06%	September 24, 2007
1,000	2.91%	October 1, 2007
5,000	3.45%	February 11, 2009

Certain investment securities and real estate loans were pledged as collateral to secure these borrowings (see Notes 3 and 4). The Company had unused borrowing capacity with the Federal Home Loan Bank of $16 million at December 31, 2005 and $13 million at December 31, 2004.

The Company, as of December 31, 2004, had $18 million of additional borrowing capacity in the form of security repurchase agreements with two investment banking firms and unused federal funds lines of credit of $18 million with correspondent banks. The highest amount of borrowings outstanding at any month end during the twelve months ended December 31, 2004 consisted of $191 million of borrowings from the Federal Home Loan Bank and $17 million of overnight borrowings in the form of securities sold under repurchase agreements.

These Federal Home Loan Bank borrowings were obtained in accordance with the Company’s asset/liability management objective to reduce the Company’s exposure to interest rate fluctuations.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Set forth below is certain information regarding the terms of the Debentures that were outstanding as of December 31, 2005 and 2004:

Original Issue Dates	Principal Amount	Interest Rate		Maturity Date
	(In thousands)
June 2002	$5,155	LIBOR plus 3.75	%(1)	June 2032
August 2002	5,155	LIBOR plus 3.625	%(2)	August 2032
September 2002	7,217	LIBOR plus 3.40	%(1)	September 2032
October 2004	10,310	LIBOR plus 2.00	%(1)	October 2034

Total	$27,837

(1)	Interest rate resets quarterly.

(2)	Interest rate resets semi-annually.

We are required to pay interest on the Debentures in quarterly or semi-annual installments. We have the right, at our election, to defer the payment of interest on the Debentures for a period of up to 60 consecutive months. If we were to exercise that right, the aggregate amount of the deferred and unpaid interest would become due and payable at the end of the 60 month deferral period. We have no intent, however, to exercise this deferral right. The Debentures are redeemable, at par, by us at our option, at any time on or after the fifth anniversary of their respective original issue dates.

Under the Federal Reserve Board rulings, the borrowings evidenced by the Debentures, which are subordinated to all of our other borrowings that are outstanding or which we may obtain in the future, are eligible (subject to certain dollar limitations) to qualify and, at December 31, 2005, $27.4 million of those Debentures qualified as Tier I capital, for regulatory purposes. The remaining $400,000 qualified as Tier II capital for regulatory purposes. At December 31, 2004, $25.8 million of those Debentures qualified as Tier I capital, while the remaining $2.8 million qualified as Tier II capital for regulatory purposes. See discussion below under the subcaption “—Regulatory Capital Requirements.”

8.	Transactions with Related Parties

The directors of the Company and the Bank, and certain of the businesses with which they are associated, have banking transactions with the Company in the ordinary course of business. All loans and commitments to loan included in such transactions are made in accordance with applicable laws and on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with persons of similar creditworthiness that were not affiliated with the Company, and did not present any undue risk of collectibility.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of loan transactions with directors of the Company and certain of their associated businesses:

	Year Ended December 31,
	2005(1)	2004(1)
	(Dollars in thousands)
Beginning balance	$1,272	$1,271
New loans granted	803	223
Principal repayments	(202)	(222)

Ending balance	$1,873	$1,272

(1)	Includes loans made to executive officers who are not also directors totaling $64,000 and $93,000 in 2005 and 2004, respectively.

Deposits by the Company held by the Bank at December 31, 2005 and 2004 amounted to approximately $24 million and $35 million, respectively.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.	Income Taxes

The components of income tax expense (benefit) from continuing operations consisted of the following for the years ended December 31:

(Dollars in thousands)	2005	2004	2003
Current taxes:
Federal	$4,101	$2,333	$11
State	1,372	389	135

Total current taxes	5,473	2,722	146
Deferred taxes:
Federal	(895)	296	(433)
State	(258)	147	(174)

Total deferred taxes	(1,153)	443	(607)

Total income tax expense	$4,320	$3,165	$461

The components of net deferred tax asset from the total Company are as follows:

	December 31,
(Dollars in thousands)	2005	2004
Deferred tax assets/(liabilities):
Allowance for loan losses	$2,434	$1,808
Deferred organizational and start-up expenses	10	16
Discontinued operations accrued expense	18	—
Other accrued expenses	162	65
State taxes	434	292
Deferred compensation	292	212
Depreciation and amortization	(77)	(277)
Deferred loan origination costs	(454)	(585)
Deferred state taxes	(229)	(117)
Unrealized losses on securities	2,541	1,024
Other, net	—	(81)

Total net deferred tax assets	$5,131	$2,357

The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized for continuing operations as follows:

	Year Ended December 31,
	2005	2004	2003
Federal income tax based on statutory rate	34.0%	34.0%	(34.0)%
State franchise tax net of federal income tax benefit	7.0	6.8	(10.8)
Tax free dividends received(1)	—	—	(23.0)
Permanent differences other	(0.2)	0.2	5.4
Other	0.2	0.5	(2.4)

Total income tax expense	41.0%	41.5%	(64.8)%

(1)	Permanent differences in 2003 primarily relates to tax free dividends received on investments during 2003, which were sold in April, 2004.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.	Net Income Per Share

The following data shows a reconciliation of the numerators and the denominators used in computing income per share and the weighted average number of shares of potentially dilutive common stock.

	Year Ended December 31,
	2005	2004	2003
	(Dollars in thousands, except per share amounts)
Net income available to common shareholders used in basic income per share	$5,724	$4,863	$2,082

Basic income per share	$0.56	$0.48	$0.31

Weighted average number of common shares used in basic income per share	10,100,514	10,082,049	6,578,603
Effect of dilutive securities:
Options and warrants	462,462	515,384	287,567

Weighted number of common shares and potential dilutive common shares used in diluted income per share	10,562,976	10,597,433	6,866,170

Diluted income per share	$0.54	$0.46	$0.30

The number of options and warrants which are anti-dilutive and not included in the above chart were 43,005, 52,251 and 510,500 as of December 31, 2005, 2004 and 2003, respectively.

11.	Shareholders’ Equity

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

Under California law, the directors of the Bank may declare cash dividends to the Company, its sole shareholder, subject to the restriction that the amount available for the payment of cash dividends may not exceed the lesser of (i) the Bank’s retained earnings or (ii) its net income for its last three fiscal years (less the amount of any dividends paid made during such period). Cash dividends to shareholders in excess of that amount may be made only with the prior approval of the Commissioner of the California Department of Financial Institutions (“Commissioner”). If the Commissioner finds that the shareholders’ equity of the Bank is not adequate, or that the making by the Bank of a distribution to shareholders would be unsafe or unsound for the Bank, the Commissioner can order the Bank not to make any distribution to shareholders.

The ability of the Bank to pay dividends is further restricted under the Federal Deposit Insurance Corporation Improvement Act of 1991 which prohibits an FDIC-insured bank from paying dividends if, after making such payment, the bank would fail to meet any of its minimum capital requirements. Under the Financial Institutions Supervisory Act and Federal Financial Institutions Reform, Recovery and Enforcement Act of 1989, federal banking regulators also have authority to prohibit FDIC-insured financial institutions from engaging in business practices which are considered to be unsafe or unsound. Under the authority of this Act, federal bank regulatory agencies, as part of their supervisory powers, generally require FDIC insured banks to adopt dividend policies which limit the payment of cash dividends much more strictly than do applicable state laws and, therefore, it is unlikely that the Bank would ever be permitted pay dividends in amounts that might otherwise, as a technical matter, be permitted under California law.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.	Commitments and Contingencies

The Company leases certain facilities and equipment under various non-cancelable operating leases. Rent expense for the years ended December 31, 2005, 2004 and 2003 was $1,936,000, $1,648,000, and $1,646,000, respectively. The Company did not sublease space for the year ended December 31, 2005. The sublease income for the years ended December 31, 2004 and 2003 was $62,000 and $131,000, respectively.

Future minimum non-cancelable lease commitments were as follows at December 31, 2005:

(Dollars in thousands)
2006	1,808
2007	1,343
2008	1,297
2009	697
2010	135
Thereafter	—

Total	$5,280

In order to meet the financing needs of its customers in the normal course of business, the Company is party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements. At December 31, 2005 and 2004, the Company was committed to fund certain loans (inclusive of mortgages held for sale) amounting to approximately $156 million and $167 million, respectively. The contractual amounts of credit-related financial instruments such as commitments to extend credit, credit-card arrangements, and letters of credit represent the amounts of potential accounting loss should the contract be fully drawn upon, the customer default, and the value of any existing collateral become worthless.

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

The Company is subject to legal actions normally associated with financial institutions. At December 31, 2005 and 2004, the Company did not have any pending legal proceedings that are expected to be material to its consolidated financial condition or results of operations.

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

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.	Derivative Financial Instruments

At December 31, 2005, the Company did have any outstanding derivative financial instruments. At December 31, 2004, approximately $42 million of loans held for sale were designated as fair value hedges and approximately $4 million mortgage loan commitments identified as non-designated derivate instruments. The value of the net interest rate locks with investors related to these hedges was $149,000. The Company did not have any significant ineffective hedges as of December 31, 2004.

14.	Employee Benefit Plans

The Company has a 401(k) plan that covers substantially all full-time employees. It permits voluntary contributions by employees, a portion of which are matched by the Company. The Company’s expenses relating to its contributions to the 401(k) plan for the years ended December 31, 2005, 2004 and 2003 were $235,000, $252,000 and $286,000, respectively.

15.	Regulatory Matters and Capital/Operating Plans

The Company and the Bank are subject to various regulatory capital requirements administered by the federal and state banking agencies. A failure to meet minimum capital requirements is likely to lead to the imposition, by federal and state regulators, of (i) certain requirements, such as an order requiring additional capital to be raised, and (ii) operational restrictions that could have a direct and material adverse effect on operating results. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes that, as of December 31, 2005, that the Company and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2005, based on the applicable capital adequacy regulations, the Company and the Bank are categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Company and the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following tables.

			Applicable Federal Regulatory Requirement
	Actual		For Capital Adequacy Purposes		To be Categorized As Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total Capital to Risk Weighted Assets:
Company	$115,185	16.1%	$57,209	At least 8.0%	$71,512	At least 10.0%
Bank	77,993	11.1%	56,186	At least 8.0%	70,233	At least 10.0%
Tier I Capital to Risk Weighted Assets:
Company	$109,629	15.3%	$28,605	At least 4.0%	$42,907	At least 6.0%
Bank	72,904	10.4%	28,093	At least 4.0%	42,140	At least 6.0%
Tier I Capital to Average Assets:
Company	$109,629	11.5%	$38,034	At least 4.0%	$47,543	At least 5.0%
Bank	72,904	7.7%	37,955	At least 4.0%	47,444	At least 5.0%

The actual capital amounts and ratios of the Company and the Bank at December 31, 2004 are presented in the following table:

			Applicable Federal Regulatory Requirement
	Actual		For Capital Adequacy Purposes		To be Categorized As Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total Capital to Risk Weighted Assets:
Company	$108,318	17.3%	$50,125	At least 8.0%	$62,656	At least 10.0%
Bank	66,365	10.7%	49,651	At least 8.0%	62,063	At least 10.0%
Tier I Capital to Risk Weighted Assets:
Company	$101,932	16.3%	$25,062	At least 4.0%	$37,594	At least 6.0%
Bank	62,356	10.1%	24,825	At least 4.0%	37,238	At least 6.0%
Tier I Capital to Average Assets:
Company	$101,932	12.2%	$33,375	At least 4.0%	$41,719	At least 5.0%
Bank	62,356	7.5%	33,342	At least 4.0%	41,677	At least 5.0%

There are no conditions or events that management believes have changed the Company’s or the Bank’s classification as well-capitalized since December 31, 2005.

In February 2006, we entered into a Memorandum of Understanding with the Federal Reserve Bank of San Francisco as a result of criticisms and concerns it had with respect to our mortgage loan regulatory compliance program. The Memorandum of Understanding requires us to take a number of actions that are designed to strengthen, and to satisfactorily resolve the criticisms and concerns expressed by the Federal Reserve Bank with respect to, that compliance program. Those actions include adopting new compliance procedures and policies and implementing new training programs for our lending staff that are designed (i) to assure greater oversight by management over our mortgage lending operations, (ii) to minimize failures by our lending personnel to meet the requirements of our mortgage lending regulatory compliance policies, and (iii) to enable us to identify and correct, in an expeditious manner, any compliance failures by our lending personnel. Management is taking steps to address and resolve the concerns of the Federal Reserve Bank and believes that neither the Memorandum of Understanding, nor the actions it requires the Bank to take, will have a material effect on our results of operations or our financial condition.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.	Parent Company Only Information

Condensed Statements of Financial Condition

(Dollars in thousands)

	December 31,
	2005	2004
Assets
Due from banks and interest-bearing deposits with financial institutions	$24,466	$35,502
Investment in subsidiaries	70,351	62,127
Securities available for sale, at fair value	120	227
Loans (net of allowance of $38 and $23, respectively)	10,201	4,052
Other assets	1,484	1,108

Total assets	$106,622	$103,016

Liabilities and Shareholders’ Equity
Liabilities	$268	$203
Subordinated debentures	27,837	27,837
Shareholders’ equity	78,517	74,976

Total liabilities and shareholders’ equity	$106,622	$103,016

Condensed Statements of Income

(Dollars in thousands)

	Year Ended December 31,
	2005	2004	2003
Interest income	$1,203	$719	$118
Interest expense	1,760	985	848
Other expenses	(75)	41	(15)
Equity in undistributed earnings of Subsidiaries	6,206	5,170	2,797

Net income	$5,724	$4,863	$2,082

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Statement of Cash Flows

(Dollars in thousands)

	Year Ended December 31,
	2005	2004	2003
Cash Flows from Operating Activities:
Net income	$5,724	$4,863	$2,082
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net amortization of premium on securities	2	6	39
Increase in other assets	(374)	(145)	(59)
Undistributed earnings of subsidiary	(6,206)	(5,170)	(2,797)
Other, net	95	23	—
Increase (decrease) in other liabilities	(16)	(388)	483

Net cash used in operating activities	(775)	(811)	(252)

Cash Flows from Investing Activities:
Net increase in loans	(6,164)	(4,075)	—
Purchase of investment security available for sale	—	—	—
Principal payments received for investment security available for sale	103	227	1,148

Net cash (used in) provided by investing activities	(6,061)	(3,848)	1,148
Cash Flows from Financing Activities:
Proceeds from exercise of stock options	50	17	9
Proceeds from sale of common stock, net of offering expenses	—	(38)	31,178
Increase in subordinated debentures	—	10,310	—
Capital contribution to subsidiaries	(4,250)	(6,810)	(2,250)

Net cash (used in) provided by financing activities	(4,200)	3,479	28,937

Net (decrease) increase in cash and cash equivalents	(11,036)	(1,180)	29,833
Cash and Cash Equivalents, beginning of period	35,502	36,682	6,849

Cash and Cash Equivalents, end of period	$24,466	$35,502	$36,682

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17.	Fair Value of Financial Instruments

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

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Commitments to Extend Credit and Standby Letters of Credit. The fair value of commitments to extend credit and standby letters of credit, are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. These fees are not deemed significant at December 31, 2005 and 2004.

The estimated fair values and related carrying amounts of the Company’s financial instruments are as follows:

	December 31,
	2005		2004
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$34,822	$34,822	$96,109	$96,109
Interest-bearing deposits with financial institutions	441	441	738	738
Federal Reserve Bank and Federal Home Loan Bank stock	13,349	13,349	10,662	10,662
Securities available for sale	265,556	265,556	169,412	169,412
Loans held for sale	—	—	42,348	42,348
Loans, net	650,027	645,783	511,827	512,493
Financial Liabilities:
Noninterest bearing deposits	200,688	200,688	175,329	175,329
Interest-bearing deposits	379,661	379,042	358,234	358,781
Borrowings	288,684	287,307	204,754	203,968
Junior subordinated debentures	27,837	27,837	27,837	27,837

18.	Business Segment Information

The Company only has one reportable business segments, the commercial banking division, since the exit of whole mortgage banking.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19.	Quarterly Data

	Year Ended December 31,
	2005				2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Unaudited)
	(Dollars in thousands, except per share data)
Total interest income	$9,741	$10,714	$12,146	$13,397	$7,654	$7,774	$8,769	$9,158
Total interest expense	3,425	3,843	4,583	5,461	2,704	2,834	2,981	3,175

Net interest income	6,316	6,871	7,563	7,936	4,950	4,940	5,788	5,983
Provision for loan losses	120	230	340	455	615	258	50	50

Net interest income after provision for loan losses	6,196	6,641	7,223	7,481	4,335	4,682	5,738	5,933
Noninterest income	393	517	461	317	687	388	561	829
Noninterest expense	4,223	4,598	4,826	5,039	3.802	3,635	3,951	4,133

Income before income taxes	2,366	2,560	2,858	2,759	1,220	1,435	2,348	2,629

Income tax expense	981	1,051	1,164	1,124	482	607	974	1,102

Income from continuing operations	1,385	1,509	1,694	1,635	738	828	1,374	1,527
(Loss) income from discontinued operations, net of taxes	(157)	(133)	(211)	2	46	112	108	130

Net income	$1,228	$1,376	$1,483	$1,637	$784	$940	$1,482	$1,657

Net income (loss) per share basic:
Income from continuing operations	$0.14	$0.15	$0.16	$0.16	$0.07	$0.08	$0.14	$0.15
(Loss) income from discontinued operations	$(0.02)	$(0.01)	$(0.02)	$0.00	$0.01	$0.01	$0.01	$0.01

Net income	$0.12	$0.14	$0.14	$0.16	$0.08	$0.09	$0.15	$0.16

Net income (loss) per share diluted:
Income from continuing operations	$0.13	$0.14	$0.16	$0.16	$0.06	$0.08	$0.13	$0.15
(Loss) income from discontinued operations	$(0.02)	$(0.01)	$(0.02)	$0.00	$0.01	$0.01	$0.01	$0.01

Net income	$0.11	$0.13	$0.14	$0.16	$0.07	$0.09	$0.14	$0.16

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31, 2003
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Unaudited)
	(Dollars in thousands, except per share data)
Total interest income	$5,411	$5,420	$5,232	$6,843
Total interest expense	2,563	2,686	2,514	2,714

Net interest income	2,848	2,734	2,718	4,129
Provision for loan losses	375	222	518	400

Net interest income after provision for loan losses	2,473	2,512	2,200	3,729
Noninterest income	784	671	484	296
Noninterest expense	3,417	3,572	3,200	3,672

Income (loss) before income taxes	(160)	(389)	(516)	353

Income tax expense	(100)	(197)	(242)	78

Income (loss) from continuing operations	(60)	(192)	(274)	275
Income from discontinued operations, net of taxes	775	900	646	12

Net income	$715	$708	$372	$287

Net income per share basic:
Income (loss) from continuing operations	$(0.01)	$(0.02)	$(0.04)	$0.03
Income from discontinued operations	$0.12	$0.13	$0.10	$0.00

Net income	$0.11	$0.11	$0.06	$0.03

Net income per share diluted:
Income (loss) from continuing operations	$(0.01)	$(0.01)	$(0.05)	$0.03
Income from discontinued operations	$0.12	$0.12	$0.10	$0.00

Net income	$0.11	$0.11	$0.05	$0.03

20.	Discontinued Operations

In the second quarter of 2005, PMBC decided to discontinue the wholesale mortgage lending business and to focus its capital and other resources on the growth of its commercial banking business. As a result, the commercial banking and retail brokerage businesses comprise PMBC continuing operations, with commercial banking the only reportable business segment; while the wholesale mortgage lending business has been classified as discontinued operations. The Bank completed the exit from the wholesale mortgage lending business during the fourth quarter of 2005.

The operating results of the discontinued wholesale mortgage lending business included in the accompanying consolidated statements of income are as follows:

	Year Ended December 31,
	2005	2004	2003
Income (loss) from discontinued operations, before income taxes	$(846)	$672	$3,954
Income tax expense (benefit)	(347)	276	1,621

(Loss) income from discontinued operations, net of taxes(1)	$(499)	$396	$2,333

(1)	Contributing to the losses, before taxes, incurred by discontinued operations in the year ended December 31, 2005, were charges aggregating $104,000 that were attributable to severance payments and write downs in the carrying value of software used in that business.

As of December 31, 2004, loans held for sale by the wholesale mortgage lending division totaled $42 million and there were no loans held for sale by the wholesale mortgage lending division as December 31, 2005.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures in effect as of December 31, 2005. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2005, our disclosure controls and procedures were effective to provide reasonable assurance that material information, relating to the Company and its consolidated subsidiaries, required to be included in our Exchange Act reports, including this Annual Report on Form 10-K, is made known to management, including the Chief Executive Officer and Chief Financial Officer, on a timely basis.

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2005, that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management’s Assessment and Determination

Our management assessed the effectiveness of Pacific Mercantile Bancorp’s internal control over financial reporting as of December 31, 2005, based on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design and the testing of the operational effectiveness of Pacific Mercantile Bancorp’s internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

Based on this assessment, management determined that, as of December 31, 2005, Pacific Mercantile Bancorp maintained effective internal control over financial reporting.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Pacific Mercantile Bancorp and Subsidiaries:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Pacific Mercantile Bancorp and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Pacific Mercantile Bancorp and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

In our opinion, management’s assessment that Pacific Mercantile Bancorp and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, Pacific Mercantile Bancorp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Pacific Mercantile Bancorp and Subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the year ended December 31, 2005 and our report dated March 10, 2006 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Irvine, California

March 10, 2006

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Except for information regarding our executive officers which is included in Part I of this Report, the information called for by Item 10 is incorporated herein by reference from our definitive proxy statement which is to be filed with the Commission on or before April 29, 2006 for purposes of our 2006 Annual Shareholders Meeting.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference from our definitive proxy statement which is to be filed with the Commission on or before April 29, 2006 for purposes of our 2006 Annual Shareholders Meeting.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except for the information set forth below relating to our equity compensation plans, the information required by Item 12 is incorporated herein by reference from our definitive proxy statement which is to be filed with the Commission on or before April 29, 2006 for purposes of our 2006 Annual Shareholders Meeting.

The following table provides information relating to our equity compensation plans as of December 31, 2005:

	Column A	Column B	Column C
	Number of Securities to Be Issued upon Exercise of Outstanding Options	Weighted- Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity compensation plans approved by shareholders	1,470,698	$8.51	97,587
Equity compensation plans not approved by shareholder	—	—	—

	1,470,698	$8.51	97,587

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated herein by reference from our definitive proxy statement which is scheduled to be filed with the Commission on or before April 29, 2006 for purposes of our 2006 Annual Shareholders Meeting.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated herein by reference from our definitive proxy statement to be filed with the Commission on or before April 29, 2006 for purposes of our 2006 Annual Shareholders’ Meeting.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

The following documents are filed as part of this Form 10-K:

(1)	Financial Statements:

See Index to Consolidated Financial Statements in Item 8 on Page 49 of this Report.

(2)	Financial Statement Schedules:

All schedules are omitted as the information is not required, is not material or is otherwise furnished.

(3)	Exhibits:

See Index to Exhibits on Page E-1 of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of March 2006.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following officers and directors of the Registrant in the capacities indicated on March 15, 2006.

Signature	Title

/S/ RAYMOND E. DELLERBA Raymond E. Dellerba	President, Chief Executive Officer and Director Principal Executive Officer)

/s/ NANCY GRAY Nancy Gray	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/S/ GEORGE WELLS George Wells	Chairman of the Board and Director

/S/ RONALD W. CHRISLIP Ronald W. Chrislip	Director

/S/ JULIA M. DIGIOVANNI Julia M. Digiovanni	Director

/S/ WARREN T. FINLEY Warren T. Finley	Director

/S/ JOHN THOMAS, M.D. John Thomas, M.D.	Director

/S/ ROBERT E. WILLIAMS Robert E. Williams	Director

S-1

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
2.1	Plan of Reorganization and Merger Agreement, dated as of February 29, 2000, between Pacific Mercantile Bank and Pacific Mercantile Bancorp(1)

3.1	Articles of Incorporation of Pacific Mercantile Bancorp(1)

3.2	Bylaws of Pacific Mercantile Bancorp(1)

4.1	Specimen form of Pacific Mercantile Bancorp Common Stock Certificate(1)

10.1	1999 Incentive Stock Option and Nonqualified Option Plan (the “1999 Plan”)(1)

10.2	Form of Stock Option Agreement pertaining to the 1999 Plan(1)

10.3	Employment Agreement, dated April 23, 1999 between Raymond E. Dellerba and Pacific Mercantile Bank(1)

10.5	Office Space Lease, dated December 8, 1999, between the Irvine Company and Pacific Mercantile Bank(1)

10.6	Sublease, dated as of August 3, 1999, between Wells Fargo Bank, N.A. and Pacific Mercantile Bank(1)

10.7	Sublease, dated as of September 16, 1998, between Washington Mutual Bank, FA, and Pacific Mercantile Bank(1)

10.8	Standard Internet Banking System Licensing Agreement, dated as of January 29, 1999, between Q-UP Systems and Pacific Mercantile Bank(1)

10.9	ODFI—Originator Agreement for Automated Clearing House Entries, dated as of February 16, 1999, between eFunds Corporation and Pacific Mercantile Bank(2)

10.10	Agreement, dated September 15, 1998, between Fiserv Solutions, Inc. and Pacific Mercantile Bank(1)

10.12	Form of Underwriter’s Warrant Agreement with Paulson Investment Company(3)

10.13	Commercial Office Building Lease dated February 26, 2001 between Metro Point 13580, Lot Three, a California limited partnership, and Pacific Mercantile Bank(4)

10.14	Form of Underwriting Agreement entered into by the Company with Paulson Investment Co., Inc. on December 5, 2003(5)

10.15	Form of Representative’s Warrant issued to Paulson Investment Company on December 8, 2003(6)

10.16	Office Space Lease dated March 9, 2001 between California State Teachers Retirement System and Pacific Mercantile Bank(7)

10.17	Assignment & Assumption of Office Space Lease, dated April 1, 2003, between First National Bank and Pacific Mercantile Bank(8)

10.18	Office Space Lease, dated Sept. 14, 2003, between Leonard & Gerald Katz and Pacific Mercantile Bank(9)

10.19	Pacific Mercantile Bancorp 2005 Stock Incentive Plan (the “2005 Plan”)(10)

21	Subsidiaries of the Company

23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm

24.1	Power of Attorney (contained on the signature page of Annual Report)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2003

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2003

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2003

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2003

(1)	Incorporated by reference to the same numbered exhibit to the Company’s Registration Statement (No. 333-33452) on Form S-1 filed with the Commission on June 14, 2000 (the “S-1 Registration Statement”).

(2)	Incorporated by reference to the Exhibit 10.8 to the above referenced S-1 Registration Statement.

E-1

(3)	Incorporated by reference to the Exhibit 1.2 to the above referenced S-1 Registration Statement.

(4)	Incorporated by reference to the same numbered exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

(5)	Incorporated by reference to Exhibit 1.1 to Registration Statement on Form S-2 (No. 333-110377) filed with the SEC on November 10, 2003 (the “S-2 Registration Statement”).

(6)	Incorporated by reference to Exhibit 1.2 to the above referenced S-2 Registration Statement.

(7)	Incorporated by reference to Exhibit 10.11 to the above referenced S-2 Registration Statement.

(8)	Incorporated by reference to Exhibit 10.12 to the above referenced S-2 Registration Statement.

(9)	Incorporated by reference to Exhibit 10.13 to the above referenced S-2 Registration Statement.

(10)	Incorporated by reference to the same numbered exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

E-2