Form 10-Q
period 2006-03-31
PACIFIC MERCANTILE BANCORP
filed 2006-05-10
CIK 1109546

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.)

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

10,247,690 shares of Common Stock as of May 3, 2006

PACIFIC MERCANTILE BANCORP

QUARTERLY REPORT ON FORM 10Q

FOR

THE QUARTER ENDED MARCH 31, 2006

PART I. – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands)

(Unaudited)

	March 31, 2006	December 31, 2005
ASSETS
Cash and due from banks	$16,739	$23,422
Federal funds sold	26,500	11,400

Cash and cash equivalents	43,239	34,822
Interest-bearing deposits with financial institutions	341	441
Federal Reserve Bank and Federal Home Loan Bank Stock, at cost	14,712	13,349
Securities available for sale, at fair value	251,199	265,556
Loans (net of allowances of $5,339 and $5,126, respectively)	675,691	650,027
Investment in unconsolidated subsidiaries	837	837
Accrued interest receivable	4,376	4,040
Premises and equipment, net	2,504	2,570
Other assets	11,187	9,514

Total assets	$1,004,086	$981,156

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$193,631	$200,688
Interest-bearing	431,531	379,661

Total deposits	625,162	580,349
Borrowings	264,537	288,684
Accrued interest payable	1,798	2,214
Other liabilities	4,584	3,555
Junior subordinated debentures	27,837	27,837

Total liabilities	923,918	902,639

Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, no par value, 2,000,000 shares authorized, none issued	—	—
Common stock, no par value, 20,000,000 shares authorized, 10,218,690 and 10,176,008 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	69,688	69,078
Retained earnings	14,903	13,144
Accumulated other comprehensive loss	(4,423)	(3,705)

Total shareholders’ equity	80,168	78,517

Total liabilities and shareholders’ equity	$1,004,086	$981,156

The accompanying notes are an integral part of these consolidated financial statements.

Part I. Item 1. (continued)

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except for per share data)

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Interest income:
Loans, including fees	$11,485	$7,558
Federal funds sold	108	356
Securities available for sale and stock	2,999	1,822
Interest-bearing deposits with financial institutions	4	5

Total interest income	14,596	9,741
Interest expense:
Deposits	3,271	1,975
Borrowings	3,171	1,450

Total interest expense	6,442	3,425

Net interest income	8,154	6,316
Provision for loan losses	225	120

Net interest income after provision for loan losses	7,929	6,196

Noninterest income	336	393
Noninterest expense	5,342	4,223

Income before income taxes	2,923	2,366
Income tax expense	1,163	981

Income from continuing operations	1,760	1,385
(Loss) income from discontinued operations, net of taxes	—	(157)

Net income	$1,760	$1,228

Net income (loss) per share basic:
Income from continuing operations	$0.17	$0.14
Income (loss) from discontinued operations	$0.00	$(0.02)

Net income	$0.17	$0.12

Net income (loss) per share diluted:
Income from continuing operations	$0.16	$0.13
Income (loss) from discontinued operations	$0.00	$(0.02)

Net income	$0.16	$0.11

Weighted average number of shares:
Basic	10,187,688	10,110,125
Diluted	10,838,782	10,856,945

The accompanying notes are an integral part of these consolidated financial statements.

Part I. Item 1. (continued)

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Net income	$1,760	$1,228
Other comprehensive loss, net of tax:
Change in unrealized loss on securities available for sale, net of tax effect	(718)	(1,207)

Total comprehensive income	$1,042	$21

The accompanying notes are an integral part of these consolidated financial statements.

Part I. Item 1. (continued)

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months ended March 31,
	2006	2005
Cash Flows From Operating Activities:
Income from continuing operations	$1,760	$1,385
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	248	291
Provision for loan losses	225	120
Net amortization of premium (discount) on securities	180	349
Mark to market loss adjustment of equity securities	43	5
Net gain on sale of fixed assets	—	(15)
Net increase in accrued interest receivable	(336)	(398)
Stock-based compensation expense	175	—
Net decrease (increase) in other assets	726	1,482
Net (increase) decrease in deferred taxes	(1,777)	(452)
Net increase in accrued interest payable	(416)	(454)
Net increase (decrease) in other liabilities	1,029	14,788

Net cash provided by operating activities	1,857	17,101
Cash Flows From Investing Activities:
Net decrease in interest-bearing deposits with financial institutions	100	265
Maturities of, proceeds from sales of and principal payments received for securities available for sale and other stock	12,800	12,898
Purchase of securities available for sale and other stock	(1,369)	(59,302)
Net increase in loans	(25,889)	(13,604)
Proceeds from sale of fixed assets	—	15
Purchases of premises and equipment	(183)	(56)

Net cash used in investing activities	(14,541)	(59,784)
Cash Flows From Financing Activities:
Net increase in deposits	44,813	37,827
Proceeds from exercise of stock options	167	43
Tax benefits from exercise of stock options	268	—
Net decrease in borrowings	(24,147)	(3,900)

Net cash provided by financing activities	21,101	33,970
Discontinued Operations:
Cash Flows From Operating Activities
(Loss) income from discontinued operations	—	(157)
Proceeds from sales of loans held for sale	—	62,132
Originations and purchases of loans held for sale	—	(49,503)
Net gains on sales of loans held for sale	—	(545)
Mark to market (gain) loss adjustment of loans held for sale	—	120

Net cash provided by operating activities	—	12,047

Net increase in cash and cash equivalents	8,417	3,334
Cash and Cash Equivalents, beginning of period	34,822	96,109

Cash and Cash Equivalents, end of period	$43,239	$99,443

Supplementary Cash Flow Information:
Cash paid for interest on deposits and other borrowings	$6,858	$4,082

Cash paid for income taxes	$710	$96

Non-Cash Investing Activities:
Net increase in net unrealized losses on securities held for sale, net of income tax	$(718)	$(1,207)

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

These unaudited consolidated financial statements have been prepared in accordance with a basis consistent with prior periods, and should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2005 and the notes thereto included in our Annual Report on Form 10–K for the fiscal year ended December 31, 2005, as filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934.

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

Our consolidated financial position at March 31, 2006, and the consolidated results of our operations for the three month period ended March 31, 2006, are not necessarily indicative of what our financial position will be as of the end of, or of the results of operations that may be expected for any other interim period during or for the full year ending December 31, 2006.

Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, and contingencies at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the fair value of securities available for sale, and the valuation of deferred tax assets. Actual amounts or results could differ from those estimates.

Principles of Consolidation

The consolidated financial statements include the accounts of PMBC and its wholly owned subsidiaries Pacific Mercantile Bank and PMB Securities Corp. All significant intercompany accounts and transactions have been eliminated in consolidation.

Nonperforming Loans and Other Assets

At March 31, 2006 and December 31, 2005, we had $449,000 and $1.3 million, respectively, in nonaccrual and impaired loans, but we had no restructured loans and no loans that were past due as to principal for 90 days or more that were still accruing interest.

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

Stock-Based Employee Compensation Plans

In December 2004, Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share-Based Payment”, which requires entities that grant stock options or other equity compensation awards to employees to recognize the fair value of those options and shares as compensation cost over their respective service (vesting) periods in their financial statements. SFAS No. 123(R) is effective beginning in the first quarter of fiscal years ending after June 15, 2005. As a result, effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), using the modified-prospective-transition method. Under this transition method, equity compensation costs that will be recognized in fiscal 2006 will include: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on their grant date fair values estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on their grant date fair values estimated in accordance with the provisions of SFAS No. 123(R). Since stock-based compensation that is recognized in the statement of income is to be determined based on the equity compensation awards that we expect will ultimately vest, that compensation expense has been reduced for estimated forfeitures of unvested options that typically occur due to terminations of employment of optionees. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For purposes of the determination of stock-based compensation expense for the quarter ended March 31, 2006, we estimated forfeitures to be 15% of the unvested options issued.

Prior to January 1, 2006 we had accounted for stock-based employee compensation as prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Pursuant to APB No. 25, no stock-based compensation was recognized for income statement purposes, as all of the options that we granted under our stock incentive plans were granted at exercise prices at least equal to the market prices of the underlying shares on their respective dates of grant. Accordingly, our operating results for periods prior to January 1, 2006 will not, to that extent, be comparable to our reported results of operations in periods ending after December 31, 2005.

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

Effective February 17, 2004, the Board of Directors adopted the Pacific Mercantile Bancorp 2004 Stock Incentive Plan (the “2004 Plan”), which was approved by the Company’s shareholders in May 2004. That Plan authorizes the granting of options and rights to purchase restricted stock to directors, officers and other key employees, that entitle them to purchase shares of common stock of the Company at, in the case of stock options, a price per share equal to or above the fair market value of the Company’s shares on the date the option is granted or, in case of stock purchase rights, at prices and on such terms as are fixed by the Compensation Committee of the Board of Directors at the time the rights are granted. Options and restricted stock purchase rights may vest immediately or over various periods of up to five years, or based on the achievement of specified performance goals, as determined by the Company’s Compensation Committee at the time the options are granted or the stock purchase rights are awarded. Options may be granted under the 2004 Plan for terms of up to 10 years after the grant date, but will terminate upon termination of service, if sooner. The Company will become entitled to repurchase any unvested shares subject to restricted purchase rights in the event of a termination of employment or service of the holder of the stock purchase right or in the event the holder fails to achieve any goals that are required to be met as a condition of vesting. A total of 400,000 shares were authorized for issuance under the 2004 Plan.

The fair values of the options that were outstanding under the 1999 and 2004 Plans were estimated as of their respective dates of grant using the Black-Scholes option-pricing model. The following table summarizes the weighted average assumptions used for grants in the following periods:

	Three Months Ended March 31,
Assumptions with respect to:	2006	2005
Expected volatility	35%	47%
Risk-free interest rate	4.57%	3.61%
Expected dividends	1.07%	1.04%
Expected term (years)	6.5	5
Weighted average fair value of option granted during period	$7.06	$6.42

The following tables summarize the share option activity under the plans for the three months ended March 31 2006 and 2005.

	Number of Shares	Weighted-Average Exercise Price Per Share	Number of Shares	Weighted-Average Exercise Price Per Share
	2006		2005
Outstanding - January 1,	1,470,698	$8.51	1,353,848	$7.73
Granted	32,500	18.05	128,500	15.37
Exercised	43,212	4.34	6,050	7.17
Forfeited/Canceled	9,800	16.24	11,700	9.18

Outstanding - March 31,	1,450,186	$8.79	1,464,598	$8.39

Options Exercisable - March 31,	1,050,351	$7.25	953,083	$6.61

The aggregate intrinsic values of options exercised for the three months ended March 31, 2006 and 2005 were $653,000 and $52,000, respectively. Total fair values of vested options for the same periods were $214,000 and $254,000, respectively.

Outstanding as of March 31, 2006					Exercisable as of March 31, 2006
Range of Exercise Price	Vested	Unvested	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Shares	Weighted- Average Exercise Price
$ 4.00 – 5.99	237,810		$4.00	2.92	237,810	$4.00
$ 6.00 – 9.99	646,936	26,140	7.30	4.46	646,936	7.28
$10.00 – 12.99	141,671	228,129	11.27	7.94	141,671	11.25
$13.00 – 17.99	23,934	100,566	15.23	8.91	23,934	15.30
$18.00 – 18.84	—	45,000	18.23	9.78	—	—

	1,050,351	399,835	$8.79	5.64	1,050,351	$7.25

The aggregate intrinsic values of options that were outstanding and those that were exercisable under the plans at March 31, 2006 were $14.3 million and $12.0 million, respectively.

A summary of the status of the unvested shares as of December 31, 2005, and changes during the quarter ended March 31, 2006, is set forth in the following table.

	Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2005	416,436	$12.44
Granted	32,500	18.05
Vested	(39,301)	12.13
Forfeited/Canceled	(9,800)	6.57

Unvested at March 31, 2006	399,835	$12.83

The aggregate amount charged against income in relation to the stock-based awards was $175,000 for the three months ended March 31, 2006. At March 31, 2006, compensation expense related to non-vested stock option grants aggregated $2 million, which is expected to be recognized as follows:

Stock Option Compensation Expense
(In thousands)
Remainder of 2006	$487
For the year ended December 31,
2007	624
2008	582
2009	268
2010	74
2011	4

Total	$2,039

As a result of SFAS No. 123(R), our income before income taxes for the three months ended March 31, 2006 was $175,000 lower, and our basic and diluted net income per share for the three months ended March 31, 2006 were $0.02 lower, than if it had continued to account for share-based compensation under APB Opinion 25.

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

Reclassification

Certain amounts in the accompanying 2005 consolidated financial statements, including amounts related to discontinued operations, have been reclassified to conform to 2006 presentation.

Commitments and Contingencies

To meet the financing needs of its customers in the normal course of business, the Company is party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements. At March 31, 2006, the Company was committed to $206 million in loan commitments and $7.4 million in letters of credit. The contractual amount of a credit-related financial instrument such as a commitment to extend credit, a credit-card arrangement or a letter of credit represents the amounts of potential accounting loss should the contract be fully drawn upon, the customer default, and the value of any existing collateral securing the contract become worthless.

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

In the ordinary course of business, we are subject to legal actions normally associated with financial institutions. At March 31, 2006, we were not a party to any pending legal action that is expected to be material to our consolidated financial condition or results of operations.

3.	Discontinued Business

In the second quarter of 2005, we decided to discontinue our wholesale mortgage lending business and to focus our capital and other resources on the growth of its commercial banking business. As a result, our commercial banking and retail brokerage businesses comprise our continuing operations with commercial banking the only reportable business segment; while, in 2005, the wholesale mortgage lending business was classified as discontinued operations. We completed our exit from the wholesale lending business during the fourth quarter of 2005.

The operating results of the discontinued wholesale mortgage lending business included in the accompanying consolidated statements of income are as follows:

	Three Months Ended
	March 31, 2006	March 31, 2005
	(In thousands)
Income (loss) from discontinued operations, before income taxes	$—	$(267)
Income tax (expense) benefit	—	(110)

(Loss) income from discontinued operations, net of taxes	$—	$(157)

As of March 31, 2006 and December 31, 2005, there were no loans held for sale by the wholesale mortgage lending division.

4.	Subsequent Event

On April 7, 2006, we entered into a stock purchase agreement that provides for the sale by us of all of the stock of PMB Securities Corp. (“PMB Securities”), our wholly-owned retail securities brokerage subsidiary, to its President, Gary D. Cohee. The purchase price that is payable to us for PMB Securities is $220,000, which is subject to certain closing adjustments that are not expected to materially change that price. Consummation of the sale of PMB Securities is subject to satisfaction of certain conditions, including the obtaining of any required third party consents. It is currently anticipated that the sale will be consummated in the second quarter of this year. We do not expect this transaction to result in any material gain or loss. We do not expect to offer retail brokerage services following completion of this sale, at least for the foreseeable future.

As a result of our decision to sell PMB Securities, for accounting purposes that business will be classified in our financial statements, for periods prior to the consummation of the sale, as discontinued operations.

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

The following discussion presents information about our consolidated results of operations for the three month period ended March 31, 2006 and 2005 and our consolidated financial condition, liquidity and capital resources at March 31, 2006 and should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Report.

Additionally, except where otherwise noted, the following discussion of our results of operation and financial condition relates almost entirely to the results of operations and the assets and liabilities of our continuing operations, which consist primarily of the provision of commercial banking services and excludes our discontinued wholesale mortgage lending business. See Note 2 of the Notes to our Consolidated Financial Statements included elsewhere in this Report for further information relating to our discontinued operations.

Forward-Looking Information

Statements contained in this Report that are not historical facts or that discuss our expectations or beliefs regarding our future operations or future financial performance, or financial or other trends in our business, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. Often, they include the words “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “project,” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could,” or “may.” The information contained in such forward-looking statements is based on current information and assumptions about future events over which we do not have control and our business is subject to a number of risks factors that could cause our financial condition or actual operating results in the future to differ significantly from our expected financial condition or operating results that are set forth in those statements. Certain of those risks factors are summarized below, in this Item 2, under the caption “Risks that could Affect our Future Financial Performance” and those, as well as other, risks are discussed in detail in Item 1A, “Risk Factors,” in our 2005 Form 10-K and readers of this Report are urged to that summary below and read Item 1A in the 2005 Form 10-K in conjunction with this Report.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and general practices in the banking industry. Certain of those accounting policies are considered critical accounting policies, because they require us to make estimates and assumptions regarding circumstances or trends that could affect the value of those assets, such as economic conditions or trends in those conditions that could impact our ability to fully collect our loans or ultimately realize the carrying value of certain of our other assets. Those estimates and assumptions are made based on current information available to us regarding those economic conditions or trends or other circumstances. Many of those conditions, trends and circumstances, however, are outside of our control and, if changes were to occur in the events, trends or other circumstances on which our estimates or assumptions were based, or other unanticipated events were to happen that might affect our operations, we may be required under GAAP to adjust our earlier estimates that are affected by those changes or events; and such adjustments may require that we reduce the carrying value of the affected assets on our balance sheet. Our critical accounting policies relate to the determination of our allowance for loan losses, the fair value of securities available for sale and the valuation of deferred tax assets.

Allowance for Loan Losses. The accounting policies and practices we follow in determining the sufficiency of the allowance we establish for possible loan losses require us to make judgments and assumptions about economic and market conditions and trends that can affect the ability of our borrowers to meet their loan payment obligations to us. Accordingly, we use historical loss factors, adjusted for current economic market conditions and other economic indicators, to determine the losses inherent in our loan portfolio and the sufficiency of our allowance for loan losses. If, however, unanticipated changes were to occur in those conditions or trends, actual loan losses could be greater than those predicted by those loss factors and our prior assessments of current conditions and economic trends. In such an event, it could be necessary for us to increase the allowance for loan losses by means of a charge to income referred to in our financial statements as the “provision for loan losses.” Such an increase would reduce the carrying value of the loans on our balance sheet, and the additional provision for loan losses taken to increase that allowance would reduce our income in the period when it is determined that an increase in the allowance for loan losses is necessary. See the discussion in the subsections entitled “—Provision for Loan Losses” and “—Allowance for Loan Losses and Nonperforming Loans” below.

Fair Value of Securities Available for Sale. We determine the fair value of our securities by obtaining quotes from third party vendors and securities brokers. When quotes are not available, a reasonable fair value is determined by using a variety of industry standard pricing techniques including, but not limited to, discounted cash flow analysis, matrix pricing, option adjusted spread models, as well as fundamental analysis. These pricing techniques are based on various assumptions such as, but not limited to, future prepayment speeds, yield, duration, monetary policy and demand and supply for the individual securities.

Utilization of Deferred Income Tax Benefits. The provision that we make for income taxes is based on, among other things, our ability to use certain income tax benefits available under state and federal income tax laws to reduce our income tax liability. As of March 31, 2006, the total of the unused income tax benefits (referred to in our consolidated financial statements as a “deferred tax asset”), available to reduce our income taxes in future periods was $5.9 million. Unless used, such tax benefits expire over time. Therefore, the realization of those benefits is dependent on our generating taxable income in the future in amounts sufficient to enable us to use those tax benefits prior to their expiration. We have made a judgment, based on historical experience and current and anticipated market and economic conditions and trends, that it is more likely than not that we will generate taxable income in future years sufficient to fully utilize those benefits. In the event that our income were to decline in future periods making it less likely that those benefits could be fully utilized, we could be required to establish a valuation reserve to cover the potential loss of those tax benefits by increasing the provision we make for income taxes, which would have the effect of reducing our net income in the period when that valuation reserve is established.

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

Overview of Operating Results in the Three Months Ended March 31, 2006

The following table sets forth information regarding the interest income that we generated, the interest expense that we incurred, our net interest income, noninterest income, noninterest expense, and our net income and net income per share for the three months ended March 31, 2006 and 2005.

	Three Months Ended March 31,
	2006 Amounts	2005 Amounts	Percent Change
	(Unaudited)
	(Dollars in thousands except per share data)
Interest income	$14,596	$9,741	49.8%
Interest expense	6,442	3,425	88.1%

Net interest income	$8,154	$6,316	29.1%
Noninterest income	$336	$393	(14.5)%
Noninterest expense	$5,342	$4,223	26.5%
Income from continuing operations(1)	$1,760	$1,385	27.1%
Loss from discontinued operations(1)	$—	$(157)	N/M
Net income	$1,760	$1,228	43.3%
Net income per share — diluted
Income from continuing operations	$0.16	$0.13	23.1%
Income (loss) from discontinued operations	$—	$(0.02)	N/M
Net income per share — diluted	$0.16	$0.11	45.5%
Weighted average number of diluted shares	10,838,782	10,856,945	(0.2)%

(1)	Net of taxes

Key Factors Affecting Operating Results in the Three Months Ended March 31, 2006

During the first quarter of 2006, we generated income from continuing operations of $1,760,000, an increase of $375,000, or 27%, as compared to the same quarter of 2005. That increase was principally the result of an increase of $4,855,000, or nearly 50%, in interest income in the first quarter this year, as compared to the same quarter last year, primarily as a result of the growth in our loan volume. Loans grew by $151 million, or 29%, to $676 million at March 31, 2006 from $525 million at March 31, 2005. That increase in loan volume also contributed, and the resulting increase in interest income led to an improvement in our net interest margin to 3.46% for this year’s first quarter from 3.26% for the same quarter of 2005.

The increase in interest income more than offset a $3,017,000, or 88%, increase in interest expense in the quarter ended March 31, 2006, and as a result, our net interest income increased by $1,838,000, or 29% in that quarter to $8,154,000 from $6,196,000 in the first quarter of 2005.

The increase in net interest income more than offset a $1,119,000 increase in noninterest expense in the quarter ended March 31, 2006. That increase in noninterest expense was due primarily to (i) growth-related expenses incurred in connection with the opening, in June 2005, of our Ontario, California Financial Center, and the addition of experienced commercial banking officers at our Financial Centers and our new Corporate Banking Division during the 12 months ended March 31, 2006, and (ii) the recognition of $175,000 of stock-based compensation stock that was attributable to the adoption of SFAS No. 123R (“Share based Payments”) effective January 1, 2006. Stock-based compensation was not required to be recognized in the same period of 2005.

Set forth below are certain key financial performance ratios and other financial data from continuing operations for the periods indicated:

	Three Months Ended March 31,
	2006	2005
	(Unaudited)
Return on average assets (1)	0.73%	0.66%
Return on average shareholders’ equity (1)	8.91%	7.45%
Net interest margin (2)	3.46%	3.26%

(1)	Annualized.

(2)	Net interest income expressed as a percentage of total average interest earning assets.

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

The following table sets forth our interest income, interest expense, net interest income (in thousands of dollars) and net interest margin in the three months ended March 31, 2006 and 2005, respectively:

	Three Months Ended March 31,
(Dollars in thousands except per share data)	2006 Amount	2005 Amount	Percent Change
	(Unaudited)
Interest income	$14,596	$9,741	49.8%
Interest expense	6,442	3,425	88.1%

Net interest income	$8,154	$6,316	29.1%
Net interest margin	3.46%	3.26%

As the table above indicates, our net interest income increased by $1.8 million, or 29%, in the first quarter of 2006, as compared to the same period of 2005. This increase was primarily attributable to an increase in interest income of $4.8 million, or 50%, in the three month period of 2006, as compared to the same period of 2005, which more than offset an increase in interest expense of $3 million, or 88% in the three month period ended March 31, 2006 over the corresponding period of 2005.

The increase in interest income in the three month period ended March 31, 2006, was primarily attributable to (i) an increase in the volume of average interest earning assets, including an increase of $147 million in the average volume of outstanding loans (exclusive of mortgages held for sale) over the corresponding period of 2005, and (ii) to a lesser extent, the increase in market rates of interest since March 31, 2005.

The increase in interest expense in the three months ended March 31, 2006, as compared to the same period last year, was primarily attributable to increases of $157 million in the average volume of interest bearing liabilities and the rise in market rates of interest subsequent to March 31, 2005, which required us to increase the interest we pay to attract and retain deposits and led to increases in interest rates on our outstanding borrowings.

Our net interest margin improved to 3.46% in the first quarter of 2006 from 3.26% in the same quarter of 2005. In the three months ended March 31, 2006 the yield on average interest earning assets improved to 6.21%, while the average rate of interest paid on our average interest bearing liabilities increased to 3.65%, as compared to a yield on average interest earning assets of 5.05% and an average rate of interest paid on average interest bearing liabilities of 2.49%, in the same three months of 2005.

This improvement in the average yield on interest earning assets was due primarily to the substantial increase in the volume of loans on which we generate greater yields than on our other interest earning assets and, to a lesser extent, the increase in interest rates during the 12 months ended March 31, 2006.

The following table sets forth changes in interest income, including loan fees, and interest paid in the three month period ended March 31, 2006, as compared to the same period in 2005 and the extent to which those changes were attributable to changes in the volume and rates of interest earned on interest earning assets and interest paid on interest-bearing liabilities.

	Three Months Ended March 31, 2006 vs 2005 Increase (decrease) due to:
	Volume(1)	Rate(1)	Total
	(Unaudited)
	(Dollars in thousands)
Interest income:
Short-term investments(2)	$(424)	$176	$(248)
Securities available for sale and stock	765	411	1,176
Loans	2,370	1,557	3,927

Total earning assets	2,711	2,144	4,855
Interest expense:
Interest-bearing checking accounts	9	2	11
Money market and savings accounts	(10)	209	199
Certificates of deposit	300	787	1,087
Borrowings	919	672	1,591
Junior subordinated debentures	—	129	129

Total interest-bearing liabilities	1,218	1,799	3,017

Net interest income	$1,493	$345	$1,838

(1)	Changes in interest earned and interest paid due to changes in the mix of interest earning assets and interest bearing liabilities have been allocated to the change due to volume and the change due to interest rates in proportion to the relationship of the absolute dollar amounts of the changes in each.

(2)	Short-term investments consist of federal funds sold and interest bearing deposits with financial institutions.

The above table indicates that the increase of $1.8 million in our net interest income in the three month period ended March 31, 2006, as compared to the like period in 2005, was the result of increases of $1.5 million and $345,000, respectively, in volume and rate variance, respectively, for the three month period ended March 31, 2006, as compared to the same period in 2005. The increases in the volume variance reflect the increases in average earning assets of $170 million and in average interest-bearing liabilities of $157 million in the three month period ended March 31, 2006, as compared to the corresponding period of 2005.

Provision for Loan Losses

The failure or inability of borrowers to repay their loans is an inherent risk of the banking business. Therefore, like virtually all banks and other financial institutions, we follow the practice of maintaining a reserve or allowance (the “Allowance”) for possible loan losses that occur from time to time as an incidental part of the banking business. When it is determined that the payment in full of a loan has become unlikely, the carrying value of the loan is reduced to what management believes is its realizable value. This reduction, which is referred to as a loan “charge-off,” or “write-down” is charged against the Allowance. The amount of the Allowance is increased periodically (i) to replenish the Allowance after it has been reduced due to loan charge-offs, (ii) to reflect changes in the volume of outstanding loans, and (iii) to take account of changes in the risk of potential losses due to a deterioration in the condition of borrowers or in the value of property securing non–performing loans or changes in economic conditions. See “—Financial Condition—Allowance for Loan Losses and Nonperforming Loans” below in this Section of this Report. Increases in the Allowance for Loan Losses are made through a charge, recorded as an expense in the statement of income referred to as the “provision for loan losses.” Recoveries of loans previously charged-off are added back to the Allowance and, therefore, have the effect of increasing the Allowance for Loan Losses and reducing the amount of the provision that might otherwise have to be made to replenish or increase the Allowance.

During the first quarter of 2006, we made provisions, totaling $225,000, for potential loan losses, as compared to $120,000 in the same quarter of 2005. That increase was primarily due to the increase in outstanding loans at March 31, 2006 as compared to March 31, 2005. At March 31, 2006, the Allowance for Loan Losses totaled $5.3 million, or 0.78% of loans then outstanding, as compared to $4.2 million, or 0.78% of loans outstanding, at March 31, 2005.

Although we employ economic models that are based on bank regulatory guidelines, industry standards and historical loss experience to evaluate and determine the sufficiency of the Allowance for Loan Losses and, thereby, the amount of the provisions required to be made for potential loan losses, those determinations involve judgments about trends in current economic conditions and other events that can affect the ability of borrowers to meet their loan obligations. The duration and effects of current economic trends are subject to a number of uncertainties and changes that are outside of our ability to control. See the discussion below in this Section under the caption “Risks That Could Affect our Future Financial Performance—we could incur losses on the loans we make.” If changes in economic or market conditions or unexpected subsequent events were to occur, it could become necessary to incur additional charges to increase the Allowance, which would have the effect of reducing our income or causing us to incur losses.

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

The following table identifies the components of and the percentage changes in noninterest income in the three month period ended March 31, 2006, as compared to the same respective periods of 2005. As indicated below noninterest income decreased by $57,000, or 15%, in the first quarter of 2006, as compared to the same quarter in 2005, primarily as a result of a decline in securities brokerage commission earned by PMB Securities Corp., our retail securities brokerage subsidiary.

	Three Months Ended March 31,
	Amount		Percentage Change 2006 vs. 2005
	2006	2005
	Unaudited
	(Dollars in thousands)
Service fees on deposits	$163	$164	(0.6)%
Brokerage commissions	51	146	(65.1)%
Other	122	83	47.0%

Total noninterest income	$336	$393	(14.5)%

Noninterest Expense

The following table compares the amounts (in thousands of dollars) of the principal components of noninterest expense in the three months ended March 31, 2006 to the same three months of 2005.

	Three Months Ended March 31,
	Amount		Percentage Change 2006 vs. 2005
	2006	2005
	Unaudited
	(Dollars in thousands)
Salaries and employee benefits	$3,036	$2,288	32.7%
Occupancy	658	532	23.7%
Equipment and depreciation	334	377	(11.4)%
Data processing	163	117	39.3%
Professional fees	351	212	65.6%
Customer expense	156	99	57.6%
Other operating expense(1)	644	598	7.7%

	$5,342	$4,223	26.5%

(1)	Other operating expense primarily consists of telephone, stationery and office supplies, regulatory expenses, investor relations, insurance premiums, postage, and correspondent bank fees.

Due primarily to the growth of our commercial banking operations, non-interest expense increased by $1.1 million, or 27%, to $5.3 million in the quarter ended March 31, 2006 from approximately $4.2 million in the same quarter of 2005. The increases in non-interest expense were primarily attributable to (i) the June 2005 opening of our new Inland Empire Financial Center in Ontario, along with the addition of commercial loan officers in our Southern California Financial Centers and our new Corporate Banking Division, located in Costa Mesa during the last 12 months ended March 31, 2006, and (ii) the recognition of $175,000 of stock-based compensation as a result of the adoption, effective as of January 1, 2006, of SFAS 123R, “Share-Based Payment.” Stock based compensation was not required to be recognized in any years prior to 2006.

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

Notwithstanding the growth related expenses and the recognition of stock based compensation for the first time in the quarter ended March 31, 2006, our efficiency ratio (operating expenses as a percentage of total revenues from continuing operations) in that quarter remained unchanged from the same quarter of 2005, at 63%.

We anticipate that noninterest expense also will be higher during the remainder of this year, as compared to the same period of 2005, due primarily to the expansion of our banking franchise resulting from the opening of our Ontario Financial Center in mid-year 2005 and the expansion of our lending staff that occurred during 2005 and the first quarter of 2006.

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

The table below sets forth information concerning our rate sensitive assets and liabilities at March 31, 2006. The assets and liabilities are classified by the earlier of maturity or repricing dates in accordance with their contractual terms. As is described above, certain shortcomings are inherent in the method of analysis presented in this table.

	Three Months or Less	Over Three Through Twelve Months	Over One Year Through Five Years	Over Five Years	Non- Interest- Bearing	Total
	Unaudited
	(Dollars in thousands)
Assets
Interest-bearing deposits in other financial institutions	$341	$—	$—	$—	$—	$341
Investment in unconsolidated trust subsidiaries	—	—	—	—	837	837
Securities available for sale	20,374	36,842	127,928	66,055	—	251,199
Federal Reserve Bank and Federal Home Loan Bank stock	13,066	—	—	1,646	—	14,712
Federal funds sold	26,500	—	—	—	—	26,500
Loans, gross	312,109	66,097	229,365	73,459	—	681,030
Non-interest earning assets, net	—	—	—	—	29,467	29,467

Total assets	$372,390	$102,939	$357,293	$141,160	$30,304	$1,004,086

Liabilities and Shareholders Equity
Noninterest-bearing deposits	$—	$—	$—	$—	$193,631	$193,631
Interest-bearing deposits	232,204 (1)	124,888 (2)	74,439 (3)	—	—	431,531
Borrowings	85,537	156,000	23,000	—	—	264,537
Junior subordinated debentures	22,682	5,155	—	—	—	27,837
Other liabilities	—	—	—	—	6,382	6,382
Shareholders’ equity	—	—	—	—	80,168	80,168

Total liabilities and shareholders equity	$340,423	$286,043	$97,439	$0	$280,181	$1,004,086

Interest rate sensitivity gap	$31,967	$(183,104)	$259,854	$141,160	$(249,877)

Cumulative interest rate sensitivity gap	$31,967	$(151,137)	$108,717	$249,877	$—

Cumulative % of rate sensitive assets in maturity period	37%	47%	83%	97%	100%

Rate sensitive assets to rate sensitive liabilities	109%	36%	367%	N/A	N/A

Cumulative ratio	109%	76%	115%	135%	N/A

[1]	Net of Bancorp’s money market demand account of $14.8 million

[2]	Net of Bancorp’s certificate of deposit of $250,000

[3]	Net of Bancorp’s certificate of deposit of $5,000,000

At March 31, 2006, our rate sensitive balance sheet was shown to be in a negative twelve-month gap position. This would imply that our net interest margin would decrease in the short–term if interest rates rise and would increase in the short-term if interest rates were to fall. However, as noted above, the extent to which our net interest margin will be impacted by changes in prevailing interests rates will depend on a number of factors, including how quickly rate sensitive assets and liabilities react to interest rate changes, the mix of our interest earning assets (loans versus other lower yielding interest earning assets, such as securities) and the mix of our interest bearing deposits (between for example, lower interest core deposits and higher cost time certificates of deposit) and our other interest bearing liabilities.

Financial Condition

Assets

Our total consolidated assets increased by $23 million, or 2%, to $1 billion at March 31, 2006 from $981 million at December 31, 2005, primarily as a result of increases in loan volume. Those increases were funded by increases in deposits and in borrowings.

The following table sets forth the composition of our interest earning assets at:

	March 31, 2006	December 31, 2005
	Unaudited
	(In thousands)
Federal funds sold	$26,500	$11,400
Interest-bearing deposits with financial institutions	341	441
Federal Reserve Bank and Federal Home Loan Bank Stock, at cost	14,712	13,349
Securities available for sale, at fair value	251,199	265,556
Loans (net of allowances of $5,339 and $5,126, respectively)	675,691	650,027

Loans

The following table sets forth the composition, by loan category, of our loan portfolio, at March 31, 2006 and December 31, 2005:

	March 31, 2006		December 31, 2005
	Amount	Percent	Amount	Percent
	Unaudited
	(Dollars in thousands)
Commercial loans	$181,839	26.7%	$187,246	28.6%
Real estate loans	259,798	38.1%	241,866	36.9%
Residential mortgage loans	181,798	26.7%	173,685	26.5%
Construction loans	53,828	7.9%	47,056	7.2%
Consumer loans	4,403	0.6%	5,523	0.8%

Gross loans	681,666	100.0%	655,376	100.0%

Deferred fee (income) costs, net	(636)		(223)
Allowance for loan losses	(5,339)		(5,126)

Loans, net	$675,691		$650,027

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

The following tables set forth the maturity distribution of our loan portfolio (excluding consumer and residential mortgage loans) at March 31, 2006:

	March 31, 2006
	One Year or Less	Over One Year Through Five Years	Over Five Years	Total
	Unaudited
	(Dollars in thousands)
Real estate and construction loans(1)
Floating rate	$120,850	$98,385	$10,982	$230,217
Fixed rate	4,788	23,833	54,788	83,409
Commercial loans
Floating rate	126,180	10,389	0	136,569
Fixed rate	22,274	19,305	3,691	45,270

Total	$274,092	$151,912	$69,461	$495,465

(1)	Does not include mortgage loans on single and multi-family residences and consumer loans, which totaled $181.8 million and $4.4 million, respectively, at March 31, 2006.

Allowance for Loan Losses and Nonperforming Loans

Allowance for Loan Losses. The allowance for loan losses (the “Allowance”) at March 31, 2006 was $5.3 million, which represented approximately 0.78% of the loans outstanding at March 31, 2006, as compared to $5.1 million, or 0.78%, of the loans outstanding at December 31, 2005, in each case exclusive of loans held for sale.

We carefully monitor changing economic conditions, the loan portfolio by category, the financial condition of borrowers, the history of the loan portfolio, and bank regulatory guidelines in determining the adequacy of the Allowance. We believe that the Allowance at March 31, 2006 was adequate to provide for losses inherent in the loan portfolio. However, as the volume of loans increases, additional provisions for loan losses will be required to maintain the Allowance at adequate levels. Additionally, the Allowance was established on the basis of assumptions and judgments regarding such matters as economic conditions and trends and the condition of borrowers, historical industry loan loss data and regulatory guidelines, and actual loan losses in the future could vary from the losses predicted on the basis of those assumptions, judgments and guidelines. For example, if economic conditions were to deteriorate, or interest rates were to increase significantly, which would have the effect of increasing the risk that borrowers would encounter difficulties meeting their loan payment obligations, it could become necessary to increase the Allowance by means of additional provisions for loan losses. See “—Results of Operations—Provision for Loan Losses” above.

Set forth below is a summary of the transactions in the allowance for loan losses for the three months ended March 31, 2006 and the year ended December 31, 2005:

	March 31, 2006	December 31, 2005
	Unaudited
	(In thousands)
Balance, beginning of period	$5,126	$4,032
Provision for loan losses	225	1,145
Amounts charged off	(12)	(51)

Balance, end of period	$5,339	$5,126

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

At March 31, 2006 and December 31, 2005, we had $449,000 and $1.3 million, respectively, of fully collateralized loans that were delinquent 90 days or more and which were classified as a nonaccrual and impaired loans. We had no loans delinquent 90 days or more with principal still accruing interest or any restructured loans at March 31, 2006 or December 31, 2005. At March 31, 2006, our average investment in impaired loans, on a year-to-date basis, was $1.3 million, which included a nonaccrual loan that was paid prior to the quarter end. The interest that we would have earned in the three months ended March 31, 2006, had the impaired loans remained current in accordance with their original terms was $25,000.

Deposits

Average Balances of and Average Interest Rates Paid on Deposits. Set forth below are the average amounts (in thousands of dollars) of, and the average rates paid on, deposits for the three months ended March 31, 2006:

	Three Months Ended March 31, 2006
	Unaudited
	Average Balance	Average Rate
	(Dollars in thousands)
Noninterest-bearing demand deposits	$186,239	—
Interest-bearing checking accounts	27,892	0.58%
Money market and savings deposits	134,464	2.39%
Time deposits	241,407	4.10%

Average total deposits	$590,002	2.25%

Deposit Totals. Deposits totaled $625 million at March 31, 2006 as compared to $580 million at December 31, 2005. At March 31, 2006, noninterest-bearing deposits totaled $194 million and represented 31% of total deposits, as compared to $201 million and 35% of total deposits at December 31, 2005. At March 31, 2006, certificates of deposit in denominations of $100,000 or more totaled $153 million and represented 24% of total deposits, as compared to $136 million and 23% of total deposits at December 31, 2005. Set forth below is a maturity schedule of domestic time certificates of deposit outstanding at March 31, 2006:

	At March 31, 2006
	Certificates of Deposit Under $100,000	Certificates of Deposit of $100,000 or More
	Unaudited
	(In thousands)
Maturities
Three months or less	$11,196	$45,953
Over three and through twelve months	47,455	77,433
Over twelve months	44,684	29,756

Total certificates of deposit	$103,335	$153,142

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

Cash flow Provided by Financing Activities. Cash flow of $21 million was provided by financing activities during the three months ended March 31, 2006, the source of which consisted primarily of net increases of $45 million in deposits offset by a net decrease of $24 million in net borrowings.

Cash flow From Operating Activities. Cash flow of $2 million was provided by our continuing operations during the three months ended March 31, 2006.

Cash flow Used in Investing. In the three months ended March 31, 2006, we used cash flow of $15 million in investing activities, primarily to fund an increase of $26 million in loans, partially offset by $13 million of proceeds from principal payments received on investment securities available for sale.

Cash flow From Discontinued Operations. The exit from our discontinued wholesale mortgage lending operations was completed in the fourth quarter of 2005, therefore, there were no cash flow activity from discontinued operations during the quarter ended March 31, 2006.

Our liquid assets, which included cash and due from banks, federal funds sold, interest earning deposits with financial institutions and unpledged securities available for sale (excluding Federal Reserve Bank and Federal Home Loan Bank stock) totaled $112 million or 11% of total assets at March 31, 2006.

The relationship between gross loans and total deposits provides a useful measure of our liquidity. Since repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loan-to-deposit ratio the less liquid are our assets. On the other hand, since we realize greater yields and higher interest income on loans than we do on investments, a lower loan-to-deposit ratio can adversely affect interest income and earnings. As a result, our goal is to achieve a loan-to-deposit ratio that appropriately balances the requirements of liquidity and the need to generate a fair return on assets. At March 31, 2006, the ratio of loans-to-deposits was 108%, compared to 112% at December 31, 2005. Even though our loans-to-deposits ratio was 108%, the Company maintained adequate liquidity supported by Federal Home Loan Bank advances and securities sold under agreement to repurchase.

Off Balance Sheet Arrangements

Loan Commitments and Standby Letters of Credit. In order to meet the financing needs of our customers in the normal course of business, we make commitments to extend credit and issue standby commercial letters of credit to or for our customers. At March 31, 2006 and December 31, 2005, we were committed to fund certain loans amounting to approximately $206 million and $156 million, respectively.

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

Contractual Obligations

Borrowings. As of March 31, 2006, we had $23 million of outstanding long-term borrowings and $236 million of outstanding short-term borrowings that we had obtained from the Federal Home Loan Bank. The table below sets forth the amounts (in thousands of dollars) of, the interest rates we pay on, and the maturity dates of these Federal Home Loan Bank borrowings. These borrowings, along with the securities sold under agreements to repurchase, have a weighted-average annualized interest rate of 4.09%.

Principal Amounts	Interest Rate	Maturity Dates	Principal Amounts	Interest Rate	Maturity Dates
(Dollars in thousands)			(Dollars in thousands)
$10,000	4.38%	April 10, 2006	$12,000	4.86%	September 7, 2006
5,000	4.18%	April 10, 2006	11,000	4.94%	September 14, 2006
5,000	3.26%	April 10, 2006	3,000	2.56%	September 18, 2006
7,000	3.59%	May 1, 2006	3,000	2.49%	September 25, 2006
7,000	4.73%	May 4, 2006	5,000	2.39%	October 2, 2006
5,000	4.21%	May 10, 2006	2,000	2.4%	October 2, 2006
5,000	3.62%	May 18, 2006	7,000	4.83%	October 10, 2006
5,000	4.73%	May 25, 2006	5,000	4.96%	October 19, 2006
7,000	4.78%	June 2, 2006	5,000	4.96%	November 9, 2006
7,000	3.62%	June 7, 2006	10,000	5.04%	November 16, 2006
4,000	4.9%	June 15, 2006	7,000	3.18%	November 22, 2006
8,000	4.85%	June 16, 2006	5,000	2.69%	December 12, 2006
5,000	3.13%	June 19, 2006	10,000	5.03%	December 14, 2006
3,000	4.65%	July 5, 2006	5,000	2.67%	December 18, 2006
5,000	3.78%	July 6, 2006	10,000	5.03%	January 18, 2007
7,000	3.72%	July 6, 2006	4,000	2.5%	January 22, 2007
5,000	3.63%	July 10, 2006	5,000	2.57%	February 12, 2007
3,000	4.67%	July 20, 2006	5,000	3.87%	May 18, 2007
5,000	4.8%	August 3, 2006	7,000	4.71%	June 20, 2007
5,000	2.76%	August 9, 2006	3,000	3.14%	September 18, 2007
7,000	4.19%	August 10, 2006	2,000	3.06%	September 24, 2007
5,000	4.13%	August 15, 2006	1,000	2.91%	October 1, 2007
2,000	2.94%	August 28, 2006	5,000	3.45%	February 11, 2009

At March 31, 2006, U.S. Agency and Mortgage Backed securities, U.S. Government agency securities and collateralized mortgage obligations with an aggregate fair market value of $182 million and $156 million of residential mortgage and other real estate secured loans were pledged to secure these Federal Home Loan Bank borrowings, repurchase agreements, local agency deposits, and Treasury, Tax and Loan accounts.

The highest amount of borrowings outstanding at any month end during the three months ended March 31, 2006 consisted of $263 million of borrowings from the Federal Home Loan Bank and $20 million of overnight borrowings in the form of securities sold under repurchase agreements. During 2005, the highest amount of borrowings outstanding at any month end consisted of $249 million of advances from the Federal Home Loan Bank and $40 million of overnight borrowings in the form of securities sold under repurchase agreements.

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

Set forth below is certain information regarding the terms of the Debentures that were outstanding as of March 31, 2006:

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

Under the Federal Reserve Board rulings, the borrowings evidenced by the Debentures, which are subordinated to all of our other borrowings that are outstanding or which we may obtain in the future, are eligible (subject to certain dollar limitations) to qualify, and at March 31, 2006, a total amount of $27.8 million principal amount of those Debentures qualified, as Tier I capital for regulatory purposes.

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

The following is a summary of the major components of securities available for sale and a comparison of the amortized cost, estimated fair values and gross unrealized gains and losses as of March 31, 2006 and December 31, 2005:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	Unaudited
	(Dollars in thousands)
March 31, 2006
Securities Available For Sale:
Mortgage-backed securities	$221,095	$—	$6,839	$214,256
Collateralized mortgage obligations	24,513	—	702	23,811

Total government and agencies securities	245,608	—	7,541	238,067
Municipal securities	11,651	49	25	11,675
Mutual fund	1,457	—	—	1,457

Total Securities Available For Sale	$258,716	$49	$7,566	$251,199

December 31, 2005
Securities Available For Sale:
U.S. agencies and mortgage-backed securities	$233,405	$10	5,621	$227,794
Collateralized mortgage obligations	25,190	—	583	24,607

Total government and agencies securities	258,595	10	6,204	252,401
Municipal securities	11,651	56	38	11,669
Mutual fund	1,486	—	—	1,486

Total Securities Available For Sale	$271,732	$66	$6,242	$265,556

At March 31, 2006, U.S. Agencies and Mortgage Backed securities, U.S. Government Agency securities and collateralized mortgage obligations with an aggregate fair market value of $182 million were pledged to secure Federal Home Loan Bank borrowings, repurchase agreements, local agency deposits and Treasury, Tax and Loan accounts.

The amortized cost and estimated fair value, at March 31, 2006, of securities available for sale are shown in the table below by contractual maturities and historical prepayments based on the prior three months of principal payments. Expected maturities will differ from contractual maturities and historical prepayments, particularly with respect to collateralized mortgage obligations, because borrowers may react to interest rate market conditions differently than the historical prepayment rates.

	Maturing in
(Dollars in thousands)	One year or less	Over one year through five years	Over five years through ten years	Over ten years	Total
	Unaudited
Securities available for sale, amortized cost	$46,863	$114,502	$58,263	$39,088	$258,716
Securities available for sale, estimated fair value	45,547	110,907	56,369	38,376	251,199
Weighted average yield	4.05%	4.15%	4.45%	4.57%	4.26%

The table below shows as of March 31, 2006, the gross unrealized losses and fair values of our investments, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	Securities With Unrealized Loss as of March 31, 2006
	Less than 12 months		12 months or more		Total
(Dollars In thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	Unaudited
US agencies and mortgage backed securities	$86,625	$1,735	$127,631	$5,104	$214,256	$6,839
Collateralized mortgage obligations	13,552	258	10,259	444	23,811	702
Municipal securities	4,228	25	—	—	4,228	25

Total temporarily impaired securities	$104,405	$2,018	$137,890	$5,548	$242,295	$7,566

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

The following table sets forth the amounts of capital and capital ratios of the Company (on a consolidated basis) and the Bank (on a stand alone basis) at March 31, 2006, as compared to the respective minimum regulatory requirements applicable to them.

			Applicable Federal Regulatory Requirement
	Actual		Capital Adequacy Purposes			To be Categorized Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total Capital to Risk Weighted Assets:
Company	$117,500	15.4%	$60,900	At least 8.0%	$76,125	At least 10.0%
Bank	80,631	10.9%	59,341	At least 8.0%	74,176	At least 10.0%
Tier 1 Capital to Risk Weighted Assets:
Company	$112,161	14.8%	$30,450	At least 4.0%	$45,675	At least 6.0%
Bank	75,000	10.1%	29,670	At least 4.0%	44,505	At least 6.0%
Tier 1 Capital to Average Assets:
Company	$112,161	11.8%	$38,120	At least 4.0%	$47,650	At least 5.0%
Bank	75,000	7.7%	39,136	At least 4.0%	48,920	At least 5.0%

As of March 31, 2006, based on applicable capital regulations, the Company (on a consolidated basis) and the Bank (on a stand-alone basis) qualified as well capitalized institutions under the capital adequacy guidelines described above.

Our consolidated total capital and Tier 1 capital of the Company, at March 31, 2006, include an aggregate of $27.8 million of long term indebtedness evidenced by the Junior Subordinated Debentures that we issued in 2002 and 2004 in connection with the sale of trust preferred securities. We contributed $26 million of the net proceeds from the sale of the trust preferred securities to the Bank, thereby, increasing its total capital and Tier 1 capital.

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

Risks That Could Affect Our Future Financial Performance

This Report, including the discussion and analysis of our financial condition and results of operations set forth above, contains certain forward-looking statements. Forward-looking statements set forth are estimates of, or our expectations, beliefs or views regarding our future financial performance that are based on current information and that are subject to a number of risks and uncertainties that could cause our actual operating results and financial performance in the future to differ significantly from those expected at the current time. Those risks and uncertainties include, although they are not limited to, the following:

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

Our ability to achieve and sustain our profitability is substantially dependent on our net interest income. Like most banking organizations and other depository institutions, our interest income is affected by a number of factors outside of our control, including changes in market rates of interest, which in turn are affected by changes in national economic conditions and national monetary policies adopted by the Federal Reserve Board. For example, adverse changes in economic conditions, and increasing rates of interest as a result of the Federal Reserve Board’s monetary policies, could cause prospective borrowers to fail to qualify for our loan products and reduce loan demand, thereby reducing our net interest margins. In addition, such conditions could adversely affect the financial capability of borrowers to meet their loan obligations, which could result in loan losses and require increases in provisions made for possible loan losses.

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

Other Risks

Other risks that could affect our future financial performance are described in Item 1A , entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, and readers are urged to review those risks as well.

Due to these and other possible uncertainties and risks, readers are cautioned not to place undue reliance on the forward looking statements, which speak only as of the date of this Report. We also disclaim any obligation to update forward-looking statements contained in this Report or in our Annual Report on Form 10-K.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures in effect as of March 31, 2006. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2006, our disclosure controls and procedures were effective to provide reasonable assurance that material information, relating to the Company and its consolidated subsidiaries, required to be included in our Exchange Act reports, including this Quarterly Report on Form 10-Q, is made known to management, including the Chief Executive Officer and Chief Financial Officer, on a timely basis.

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2006 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors previously disclosed in Item 1A, “Risk Factors,” in our Annual Report on Form 10K for the fiscal year ended December 31, 2005.

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

PACIFIC MERCANTILE BANCORP

Date: May 9, 2006	By:	/s/ NANCY A. GRAY
Nancy A. Gray, Chief Financial Officer

S-1

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

E-1