Form 10-Q
period 2006-06-30
PACIFIC MERCANTILE BANCORP
filed 2006-08-09
CIK 1109546

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

10,293,764 shares of Common Stock as of August 4, 2006

PACIFIC MERCANTILE BANCORP

QUARTERLY REPORT ON FORM 10Q

FOR

THE QUARTER ENDED JUNE 30, 2006

PART I. – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands)

(Unaudited)

	June 30, 2006	December 31, 2005
ASSETS
Cash and due from banks	$18,421	$23,422
Federal funds sold	12,400	11,400

Cash and cash equivalents	30,821	34,822
Interest-bearing deposits with financial institutions	299	441
Federal Reserve Bank and Federal Home Loan Bank Stock, at cost	15,118	13,349
Securities available for sale, at fair value	235,331	265,556
Loans (net of allowances of $5,596 and $5,126, respectively)	708,389	650,027
Investment in unconsolidated subsidiaries	837	837
Accrued interest receivable	4,317	4,040
Premises and equipment, net	2,528	2,570
Other assets	12,953	9,514

Total assets	$1,010,593	$981,156

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$210,427	$200,688
Interest-bearing	431,506	379,661

Total deposits	641,933	580,349
Borrowings	253,671	288,684
Accrued interest payable	2,486	2,214
Other liabilities	3,757	3,555
Junior subordinated debentures	27,837	27,837

Total liabilities	929,684	902,639

Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, no par value, 2,000,000 shares authorized, none issued	—	—
Common stock, no par value, 20,000,000 shares authorized, 10,289,964 and 10,176,008 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	68,481	69,078
Retained earnings	18,216	13,144
Accumulated other comprehensive loss	(5,788)	(3,705)

Total shareholders’ equity	80,909	78,517

Total liabilities and shareholders’ equity	$1,010,593	$981,156

The accompanying notes are an integral part of these consolidated financial statements.

Part I. Item 1. (continued)

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except for per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Interest income:
Loans, including fees	$12,587	$8,180	$24,073	$15,737
Federal funds sold	248	292	356	648
Securities available for sale and stock	2,647	2,240	5,447	4,063
Interest-bearing deposits with financial institutions	201	0	402	3

Total interest income	15,683	10,712	30,278	20,451
Interest expense:
Deposits	4,042	2,247	7,312	4,223
Borrowings	3,377	1,595	6,543	3,045

Total interest expense	7,419	3,842	13,855	7,268

Net interest income	8,264	6,870	16,423	13,183
Provision for loan losses	335	230	560	350

Net interest income after provision for loan losses	7,929	6,640	15,863	12,833

Noninterest income	327	337	605	581
Noninterest expense	5,261	4,263	10,357	8,187

Income before income taxes	2,995	2,714	6,111	5,227
Income tax expense	1,235	1,112	2,475	2,152

Income from continuing operations	1,760	1,602	3,636	3,075
(Loss) income from discontinued operations, net of taxes	(73)	(226)	(189)	(471)

Net income	$1,687	$1,376	$3,447	$2,604

Net income (loss) per share basic:
Income from continuing operations	$0.18	$0.16	$0.36	$0.31
Income (loss) from discontinued operations	$(0.01)	$(0.02)	$(0.02)	$(0.05)

Net income	$0.17	$0.14	$0.34	$0.26

Net income (loss) per share diluted:
Income from continuing operations	$0.17	$0.15	$0.34	$0.28
Income (loss) from discontinued operations	$(0.01)	$(0.02)	$(0.02)	$(0.04)

Net income	$0.16	$0.13	$0.32	$0.24

Weighted average number of shares:
Basic	10,248,408	10,162,511	10,226,763	10,136,463
Diluted	10,757,288	10,529,150	10,751,344	10,548,663

The accompanying notes are an integral part of these consolidated financial statements.

Part I. Item 1. (continued)

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income	$1,687	$1,376	$3,447	$2,604
Other comprehensive loss, net of tax:
Change in unrealized loss on securities available for sale, net of tax effect	(1,365)	1,196	(2,083)	(11)

Total comprehensive income	$322	$2,572	$1,364	$2,593

The accompanying notes are an integral part of these consolidated financial statements.

Part I. Item 1. (continued)

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2006	2005
Cash Flows From Continuing Operating Activities:
Income from continuing operations	$3,636	$2,785
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	339	555
Provision for loan losses	560	350
Net amortization of premium (discount) on securities	248	679
Mark to market loss (gain) adjustment of equity securities	61	(22)
Net gain on sale of fixed assets	(3)	(15)
Net increase in accrued interest receivable	(277)	(758)
Stock-based compensation expense	337	—
Net increase in other assets	(3,078)	(2)
Net decrease in deferred taxes	1,034	246
Net increase in accrued interest payable	272	402
Net increase in other liabilities	251	1,277

Net cash provided by operating activities	3,380	5,497
Cash Flows From Investing Activities:
Net decrease in interest-bearing deposits with financial institutions	—	210
Maturities of, proceeds from sales of and principal payments received for securities available for sale and other stock	26,125	27,640
Purchase of securities available for sale and other stock	(1,638)	(94,983)
Proceeds from sale of subsidiary	134	—
Gain on sale of subsidiary	(2)	—
Net increase in loans	(58,922)	(66,573)
Proceeds from sale of fixed assets	—	15
Purchases of premises and equipment	(305)	(342)

Net cash used in investing activities	(34,608)	(134,033)
Cash Flows From Financing Activities:
Net increase in deposits	61,451	51,189
Proceeds from exercise of stock options	423	43
Tax benefits from exercise of stock options	268	—
Net increase in equity – other	—	305
Net decrease in borrowings	(35,013)	21,508

Net cash provided by financing activities	27,129	73,045

Cash Flows used by continuing operations	(4,099)	(55,491)

The accompanying notes are an integral part of these consolidated financial statements.

Part I. Item 1. (continued)

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—continued

(Dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2006	2005
Discontinued Operations:
Cash Flows From Operating Activities
(Loss) income from discontinued operations	(189)	(471)
Depreciation and Amortization	2	17
Net decrease in other assets	181	(21)
Net decrease in fixed assets	11	—
Net decrease in other liabilities	(49)	(7)
Proceeds from sales of loans held for sale	—	105,653
Originations and purchases of loans held for sale	—	(90,159)
Net gains on sales of loans held for sale	—	(903)
Mark to market (gain) loss adjustment of loans held for sale	—	(14)

Net cash (used) provided by operating activities	(44)	14,095
Cash Flows From Investing Activities:
Net decrease (increase) in interest-bearing deposits with financial institutions	142	(33)
Purchases of premises and equipment	—	(3)

Net cash flow used in investing activities	142	(36)

Cash Flows provided by discontinued operations	98	14,059
Net increase in cash and cash equivalents	(4,001)	(41,432)
Cash and Cash Equivalents, beginning of period	34,822	96,095

Cash and Cash Equivalents, end of period	$30,821	$54,663

Supplementary Cash Flow Information:
Cash paid for interest on deposits and other borrowings	$13,595	$7,346

Cash paid for income taxes	$3,000	$396

Non-Cash Investing Activities:
Net increase in net unrealized losses on securities held for sale, net of income tax	$(2,083)	$(11)

The accompanying notes are an integral part of these consolidated financial statements.

Part I. Item 1. (continued)

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

1.	Nature of Business

Pacific Mercantile Bancorp (“PMBC”) is a bank holding company which, through its wholly owned subsidiary, Pacific Mercantile Bank (the “Bank”) is engaged in the commercial banking business in Southern California. PMBC is registered as a one bank holding company under the United States Bank Holding Company Act of 1956, as amended. The Bank is chartered by the California Department of Financial Institutions (the “DFI”) and is a member of the Federal Reserve Bank of San Francisco (“FRB”). In addition, the deposit accounts of the Bank’s customers are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to the maximum amount allowed by law. PMBC and the Bank, together, shall sometimes be referred to in this report as the “Company” or as “we”, “us” or “our”.

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

However, as described below under the subcaption “Discontinued Operations” in this Note 2, in the second quarter of 2005, the Company decided to discontinue its wholesale mortgage lending business and completed its exit from that business at the end of 2005. Accordingly, the results of operations of that business are presented as discontinued operations, separate from our financial statements for the three and six month periods ended June 30, 2005. In the second quarter of 2006, the Company sold one of its subsidiaries, PMB Securities Corp., which was a securities broker/dealer engaged in the securities brokerage business. Therefore, the results of operations of that business are presented as discontinued operations, separate from the results of our continuing operations in our financial statements for the three and six month periods ended June 30, 2005 and 2006.

Our consolidated financial position at June 30, 2006, is not necessarily indicative of what our financial position will be as of the end of and our consolidated results of operations for the three and six month periods then ended and is not necessarily indicative of the results of our operations that may be expected for, any other interim period during or for the full year ending December 31, 2006.

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

Principles of Consolidation

The consolidated financial statements for the three and six month periods ended June 30, 2006, include the accounts of PMBC and its wholly owned subsidiary, Pacific Mercantile Bank, and the accounts of PMB Securities Corp., as discontinued operations, until the date of its sale in the second quarter of 2006. The consolidated financial statements for the three and six month periods ended June 30, 2005, include the accounts of PMBC, Pacific Mercantile Bank and PMB Securities Corp. throughout those periods. All significant intercompany accounts and transactions have been eliminated in consolidation.

Nonperforming Loans and Other Assets

At June 30, 2006 and December 31, 2005, we had $637,000 and $1.3 million, respectively, in nonaccrual and impaired loans, but we had no restructured loans and no loans that were past due as to principal for 90 days or more that were still accruing interest.

Stock-Based Employee Compensation Plans

In December 2004, Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share-Based Payment”, which requires entities that grant stock options or other equity compensation awards to employees to recognize the fair value of those options and shares as compensation cost over their respective service (vesting) periods in their financial statements. SFAS No. 123(R) is effective beginning in the first quarter of fiscal years ending after June 15, 2005. As a result, effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), using the modified-prospective-transition method. Under this transition method, equity compensation expense that will be recognized in fiscal 2006 will include: (a) compensation expense for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on their grant date fair values estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on their grant date fair values estimated in accordance with the provisions of SFAS No. 123(R). Since stock-based compensation that is recognized in the statement of income is to be determined based on the equity compensation awards that we expect will ultimately vest, that compensation expense has been reduced for estimated forfeitures of unvested options that typically occur due to terminations of employment of optionees. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For purposes of the determination of stock-based compensation expense for the quarter ended June 30, 2006, we estimated forfeitures to be 15% of the unvested options issued.

Prior to January 1, 2006 we had accounted for stock-based employee compensation as prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Pursuant to APB No. 25, no stock-based compensation expense was recognized for income statement purposes, as all of the options that we granted under our stock incentive plans were granted at exercise prices at least equal to the market prices of the underlying shares on their respective dates of grant. Accordingly, our operating results for periods prior to January 1, 2006 will not, to that extent, be comparable to our reported results of operations in periods ending after December 31, 2005.

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

The fair values of the options that were outstanding under the 1999 and 2004 Plans were estimated as of their respective dates of grant using the Black-Scholes option-pricing model. The following table summarizes the weighted average assumptions used for grants in the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
Assumptions with respect to:	2006	2005	2006	2005
Expected volatility	35%	43%	35%	46%
Risk-free interest rate	4.91%	3.97%	4.64%	3.69%
Expected dividends	1.07%	1.04%	1.07%	1.04%
Expected term (years)	6.5	5	6.5	5
Weighted average fair value of option granted during period	$7.50	$5.52	$7.12	$6.27

The following tables summarize the share option activity under the plans for the six months ended June 30, 2006 and 2005.

	Number of Shares	Weighted- Average Exercise Price Per Share	Number of Shares	Weighted- Average Exercise Price Per Share
	2006		2005
Outstanding - January 1,	1,470,698	$8.51	1,353,848	$7.73
Granted	41,500	18.22	154,500	14.91
Exercised	117,574	5.00	6,927	7.24
Forfeited/Canceled	28,000	16.32	40,923	10.71

Outstanding - June 30, 2006	1,366,624	8.94	1,460,498	8.40

Options Exercisable - June 30, 2006	1,010,572	$7.51	999,660	$6.75

The aggregate intrinsic values of options exercised for the six months ended June 30, 2006 and 2005 were $1.5 million and $56,000, respectively. Total fair values of vested options for the same periods were $390,000 and $490,000, respectively.

Outstanding as of June 30, 2006					Exercisable as of June 30, 2006
Range of Exercise Price	Vested	Unvested	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Shares	Weighted- Average Exercise Price
$ 4.00 – 5.99	176,998		$4.00	2.67	176,998	$4.00
$ 6.00 – 9.99	650,736	19,340	7.30	4.21	650,736	7.28
$10.00 – 12.99	159,155	199,895	11.26	7.68	159,155	11.24
$13.00 – 17.99	23,683	85,817	15.01	8.67	23,683	15.08
$18.00 – 18.84	—	51,000	18.30	9.59	—	—

	1,010,572	356,052	$8.94	5.48	1,010,572	$7.51

The aggregate intrinsic values of options that were outstanding and those that were exercisable under the plans at June 30, 2006 were $13.3 million and $11.3 million, respectively.

A summary of the status of the unvested shares as of December 31, 2005, and changes during the six month period ended June 30, 2006, are set forth in the following table.

	Shares	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2005	416,436	$5.54
Granted	41,500	7.16
Vested	73,884	5.28
Forfeited/Canceled	28,000	6.70

Unvested at June 30, 2006	356,052	$5.69

The aggregate amounts charged against income in relation to stock-based awards were $167,000 and $337,000 for the three and six months ended June 30, 2006, respectively. At June 30, 2006, compensation expense related to non-vested stock option grants aggregated $1.9 million, which is expected to be recognized as follows:

Stock Option Compensation Expense
(In thousands)
Remainder of 2006	$333
For the year ended December 31,
2007	636
2008	593
2009	279
2010	86
2011	7

Total	$1,934

As a result of SFAS No. 123(R), our income before income taxes for the six months ended June 30, 2006 was $337,000 lower, and our basic and diluted net income per share for the six months ended June 30, 2006 was $0.03 lower, than if we had continued to account for share-based compensation under APB Opinion 25.

Earnings Per Share (“EPS”)

Basic EPS excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted to common stock that would then share in our earnings. For the three and six months ended June 30, 2006, stock options for 16,819 and 12,959 shares, respectively, were not considered in computing diluted earnings per common share because they were antidilutive.

The following table shows how we computed basic and diluted EPS for the three and six months ended June 30, 2006 and 2005.

	For the three months ended June 30,
	2006			2005
	Net Income (Numerator)	Shares (Denominator)	Per Share (Amount)	Net Income (Numerator)	Shares (Denominator)	Per Share (Amount)
	(Dollars in thousands, except share and per share data)
Basic EPS	$1,687	10,248,408	$0.17	$1,376	10,162,511	$0.14

Effect of Dilutive Securities:
Stock Options	—	508,880	(0.01)	—	366,639	(0.01)

Diluted EPS	$1,687	10,757,288	$0.16	$1,376	10,529,150	$0.13

	For the six months ended June 30,
	2006			2005
	Net Income (Numerator)	Shares (Denominator)	Per Share (Amount)	Net Income (Numerator)	Shares (Denominator)	Per Share (Amount)
	(Dollars in thousands, except share and per share data)
Basic EPS	$3,447	10,226,763	$0.34	$2,604	10,136,463	$0.26

Effect of Dilutive Securities:
Stock Options	—	524,581	(0.02)	—	412,200	(0.02)

Diluted EPS	$3,447	10,751,344	$0.32	$2,604	10,548,663	$0.24

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

Commitments and Contingencies

To meet the financing needs of its customers in the normal course of business, the Company is party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements. At June 30, 2006, loan commitments and letters of credits totaled $196 million and $7.1 million, respectively. The contractual amount of a credit-related financial instrument such as a commitment to extend credit, a credit-card arrangement or a letter of credit represents the amounts of potential accounting loss should the commitment be fully drawn upon, the customer default, and the value of any existing collateral securing the customer’s payment obligation become worthless.

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

In the ordinary course of business, we are subject to legal actions normally associated with financial institutions. At June 30, 2006, we were not a party to any pending legal action that is expected to be material to our consolidated financial condition or results of operations.

3.	Discontinued Businesses

In the second quarter of 2005, we decided to discontinue our wholesale mortgage lending business and to focus our capital and other resources primarily on the growth of our commercial banking business. In the second quarter of 2006, we sold our securities brokerage business. As a result, our commercial banking business comprises our continuing operations; the wholesale mortgage lending and the securities brokerage businesses have been classified as discontinued operations in our financial statements for the three and six month periods ended June 30, 2005; and, since we were able to complete our exit from the wholesale mortgage lending business during fourth quarter of 2005, the securities brokerage business comprised our discontinued operations in the three and six month periods ended June 30, 2006.

The statement of financial condition related to discontinued operations is below. As of June 30, 2006 and December 31, 2005, there were no loans held for sale by the wholesale mortgage lending division.

	(Dollars in thousands)
	June 30 2006	December 31 2005
Assets
Due from banks and interest-bearing deposits with financial institutions	$—	$172
Premises and equipment, net	—	11
Other assets	—	181

Total assets	$—	$364

Liabilities and Shareholders’ Equity
Liabilities	$—	$49
Shareholders’ equity	—	315

Total liabilities and shareholders’ equity	$—	$364

The operating results of the discontinued wholesale mortgage lending and the securities brokerage businesses included in the accompanying consolidated statements of income are set forth below:

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
	(In thousands)		(In thousands)
Loss from discontinued operations, before income taxes	$(120)	$(379)	$(313)	$(793)
Income tax benefit	47	153	124	322

Loss from discontinued operations, net of taxes	$(73)	$(226)	$(189)	$(471)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The following discussion presents information about our consolidated results of operations for the three and six month periods ended June 30, 2006 and 2005 and our consolidated financial condition, liquidity and capital resources at June 30, 2006 and should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Report.

Additionally, except where otherwise noted, the following discussion of our results of operation and financial condition relates primarily to the results of operations and the assets and liabilities of our commercial banking business, which comprises our continuing operations and which excludes our discontinued wholesale mortgage lending and securities brokerage businesses. See Note 2 of the Notes to our Consolidated Financial Statements included elsewhere in this Report for further information relating to our discontinued operations.

Forward-Looking Information

Statements contained in this Report that are not historical facts or that discuss our expectations or beliefs regarding our future operations or future financial performance, or financial or other trends in our business, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. Often, they include the words “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “project,” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could,” or “may.” The information contained in such forward-looking statements is based on current information and assumptions about future events over which we do not have control and our business is subject to a number of risks factors that could cause our financial condition or actual operating results in the future to differ significantly from our expected financial condition or operating results that are set forth in those statements. Certain of those risks factors are summarized below, in this Item 2, under the caption “Risks that could Affect our Future Financial Performance” and those, as well as other, risks are discussed in detail in Item 1A, “Risk Factors,” in our 2005 Form 10-K and readers of this Report are urged to read that summary below and Item 1A in the 2005 Form 10-K in conjunction with this Report.

Overview of Operating Results in the Three and Six Months Ended June 30, 2006

The following table sets forth information regarding the interest income that we generated, the interest expense that we incurred, our net interest income, noninterest income, noninterest expense, and our net income and net income per share for the three and six months ended June 30, 2006 and 2005.

	Three Months Ended June 30,			Six Months Ended June 30,
	2006 Amounts	2005 Amounts	Percent Change	2006 Amounts	2005 Amounts	Percent Change
	(Unaudited) (Dollars in thousands except per share data)
Interest income	$15,683	$10,712	46.4%	$30,278	$20,451	48.1%
Interest expense	7,419	3,842	93.1%	13,855	7,268	90.6%

Net interest income	$8,264	$6,870	20.3%	$16,423	$13,183	24.6%
Noninterest income	$327	$337	(3.0)%	$605	$581	4.1%
Noninterest expense	$5,261	$4,263	23.4%	$10,357	$8,187	26.5%
Income from continuing operations(1)	$1,760	$1,602	9.9%	$3,636	$3,075	18.2%
Loss from discontinued operations(1)	$(73)	$(226)	67.7	$(189)	$(471)	59.9%
Net income	$1,687	$1,376	22.6%	$3,447	$2,604	32.4%

Net income (loss) per share diluted
Income from continuing operations	$0.17	$0.15	13.3%	$0.34	$0.28	21.4%
Income (loss) from discontinued operations	$(0.01)	$(0.02)	50.0	$(0.02)	$(0.04)	50.0%
Net income per share	$0.16	$0.13	23.1%	$0.32	$0.24	33.3%
Weighted average number of diluted shares	10,757,288	10,529,150	2.2%	10,751,344	10,548,663	1.9%

(1)	Net of taxes

Key Factors Affecting Operating Results in the Three and Six Months Ended June 30, 2006

•	Increase in Net Interest Income. The increases in net interest income of 20% and 25% in the three and six month periods ended June 30, 2006, respectively, were primarily the result of growth in the volume of our core loans (loans exclusive of those held for sale). Core loans grew by $130 million, or 22%, to $708 million at June 30, 2006 from $578 million at June 30, 2005.

•	Improvement in Net Interest Margin. Net interest margin improved to 3.38% and 3.42%, respectively, in the three and six month periods ended June 30, 2006, from 3.35% and 3.31%, respectively, in the corresponding three and six month periods of 2005. These improvement were due largely to (i) the increase in the volume of our core loans, which generated higher yields than our other earning assets, and (ii) an increase in the yield on federal funds sold for the three and six month periods ended June 30, 2006, which improved to 4.83% and 4.68%, respectively, from 2.80% and 2.55%, respectively in like periods of 2005, as a result of the Federal Reserve Board (“FRB”), increases in the overnight funds rates, aggregating 3.00% over the past 18 months.

•	Increase in Noninterest Expense. Noninterest expense increased by $998,000 and $2.2 million in the second quarter and six months ended June 30, 2006 respectively. Those increases were due primarily to (i) growth-related expenses incurred in connection with the opening, in June 2005, of our Ontario, California Financial Center, and the addition of experienced commercial banking officers at our Financial Centers and our new Corporate Banking Division during the 12 months ended June 30, 2006, and (ii) the recognition of $162,000 and $337,000 of stock-based compensation in the three and six months ended June 30, 2006, respectively, that was attributable to the adoption of SFAS No. 123R (“Share based Payments”) effective January 1, 2006. Stock-based compensation was not required to be recognized in the same period of 2005.

•	Increases in Income from Continuing Operations. However, the increase in net interest income in the three and six months ended June 30, 2006 more than offset the increases in noninterest expense in those periods. As a result, we generated income from continuing operations of $1.8 million, or $0.17 per diluted share, and $3.6 million, or $0.34 per diluted share, in the three and six month periods ended June 30,2006, respectively, which represented increases of 9.9% and 18.2%, respectively, as compared to income from continuing operations in the same respective periods of 2005.

Set forth below are certain key financial performance ratios and other unaudited financial data from continuing operations for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
Return on average assets (1)	0.72%	0.68%	0.73%	0.67%
Return on average shareholders’ equity (1)	8.91%	7.87%	9.07%	7.66%
Net interest margin (2)	3.38%	3.35%	3.42%	3.31%

(1)	Annualized.

(2)	Net interest income expressed as a percentage of total average interest earning assets.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and general practices in the banking industry. Certain of those accounting policies are considered critical accounting policies, because they require us to make estimates and assumptions regarding circumstances or trends that could affect the value of those assets, such as economic conditions or trends in those conditions that could impact our ability to fully collect our loans or ultimately realize the carrying value of certain of our other assets. Those estimates and assumptions are made based on current information available to us regarding those economic conditions or trends or other circumstances. If changes were to occur in the events, trends or other circumstances on which our estimates or assumptions were based, or other unanticipated events were to happen that might affect our operations, we may be required under GAAP to adjust our earlier estimates that are affected by those changes or events and to reduce the carrying value of the affected assets on our balance sheet. Our critical accounting policies relate to the determination of our allowance for loan losses, the fair value of securities available for sale and the valuation of deferred tax assets.

Allowance for Loan Losses. The accounting policies and practices we follow in determining the sufficiency of the allowance we establish for possible loan losses require us to make judgments and assumptions about economic and market conditions and trends that can affect the ability of our borrowers to meet their loan payment obligations to us. Accordingly, we use historical loss factors, adjusted for current economic market conditions and other economic indicators, to determine the losses inherent in our loan portfolio and the sufficiency of our allowance for loan losses. If unanticipated changes were to occur in those conditions or trends, actual loan losses could be greater than those predicted by those loss factors and our prior assessments of economic conditions and trends. In such an event, it could be necessary for us to increase the allowance for loan losses by means of a charge to income referred to in our financial statements as the “provision for loan losses.” Such an increase would reduce the carrying value of the loans on our balance sheet, and the additional provision for loan losses taken to increase that allowance would reduce our income in the period when it is determined that an increase in the allowance for loan losses is necessary. See the discussion in the subsections entitled “—Provision for Loan Losses” and “—Allowance for Loan Losses and Nonperforming Loans” below.

Fair Value of Securities Available for Sale. We determine the fair value of our securities by obtaining quotes from third party vendors and securities brokers. When quotes are not available, a reasonable fair value is determined by using a variety of industry standard pricing methodologies including, but not limited to, discounted cash flow analysis, matrix pricing, option adjusted spread models, as well as fundamental analysis. These pricing methodologies require us to make various assumptions relating to such matters as future prepayment speeds, yield, duration, monetary policy and demand and supply for the individual securities.

Utilization of Deferred Income Tax Benefits. The provision that we make for income taxes is based on, among other things, our ability to use certain income tax benefits available under state and federal income tax laws to reduce our income tax liability. As of June 30, 2006, the total of the unused income tax benefits (referred to in our consolidated financial statements as a “deferred tax asset”), available to reduce our income taxes in future periods was $7.1 million. Unless used, such tax benefits expire over time. Therefore, the realization of those benefits is dependent on our generating taxable income in the future in amounts sufficient to enable us to use those tax benefits prior to their expiration. We have made a judgment, based on historical experience and current and anticipated market and economic conditions and trends, that it is more likely than not that we will generate taxable income in future years sufficient to fully utilize those benefits. In the event that our income were to decline in future periods making it less likely that those benefits could be fully utilized, we could be required to establish a valuation reserve to cover the potential loss of those tax benefits by increasing the provision we make for income taxes, which would have the effect of reducing our net income in the period when that valuation reserve is established.

Discontinued Businesses

As previously announced, in the second quarter of 2005 we decided to exit the wholesale mortgage lending business, which we completed in the fourth quarter of 2005. In the second quarter of 2006 we sold our securities brokerage subsidiary, PMB Securities Corp. Accordingly, our discontinued operations in 2006 consisted of our securities brokerage business; whereas, in 2005 they consisted of the wholesale mortgage lending business and our securities brokerage business.

In accordance with Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), the operating results of the wholesale mortgage lending and retail securities brokerage businesses have been classified as discontinued operations and prior period financial statements have been restated on that same basis.

Additionally, as a result of our exit from our wholesale mortgage lending business and sale of our brokerage business, our commercial banking business constitutes our continuing operations and the discussion that follows focuses almost entirely on this continuing operation.

Results of Operations

Net Interest Income

One of the principal determinants of a bank’s income is net interest income, which is the difference between (i) the interest that a bank earns on loans, investment securities and other interest-earning assets, on the one hand, and (ii) its interest expense, which consists primarily of the interest it must pay to attract and retain deposits and the interest that it pays on borrowings and other interest-bearing liabilities, on the other hand. A bank’s interest income and interest expense are, in turn, affected by a number of factors, some of which are outside of its control, including national and local economic conditions and the monetary policies of the Federal Reserve Board which affect interest rates, the demand for loans, and the ability of borrowers to meet their loan payment obligations. Net interest income, when expressed as a percentage of total average interest earning assets, is a banking organization’s “net interest margin.”

The following table sets forth our interest income, interest expense and net interest income (in thousands of dollars) and our net interest margin in the three and six months ended June 30, 2006 and 2005, respectively:

	Three Months Ended June 30			Six Months Ended June 30
(Dollars in thousands except per share data)	2006 Amount	2005 Amount	Percent Change	2006 Amount	2005 Amount	Percent Change
	(Unaudited)
Interest income	$15,683	$10,712	46.4%	$30,278	$20,451	48.1%
Interest expense	7,419	3,842	93.1%	13,855	7,268	90.6%

Net interest income	$8,264	$6,870	20.3%	$16,423	$13,183	24.6%
Net interest margin	3.38%	3.35%		3.42%	3.31%

As the table above indicates, our net interest income increased by $1.4 million, or 20%, in the second quarter of 2006, and by $3.2 million, or 25%, in the six months ended June 30, 2006, as compared to the same respective periods of 2005. Those increases were primarily attributable to increases in interest income of $5.0 million, or 46%, and $9.8 million, or 48%, respectively, in the three and six month periods of 2006, as compared to the same respective corresponding periods of 2005. Interest expense increased $3.6 million, or 93%, and $6.6 million, or 91%, respectively in the three and six month periods ended June 30, 2006 over the corresponding periods of 2005.

The increases in interest income in the three and six month periods ended June 30, 2006, were primarily attributable to (i) an increase in the volume of average interest-earning assets, including increases of $124 million and $120 million, respectively, in the average volume of outstanding loans (exclusive of mortgages held for sale) over the corresponding periods of 2005, and (ii) to a lesser extent, the increase in market rates of interest over the last 18 months due primarily to FRB aggregated increases of 3.0% in the overnight funds rates, which impacted market rates of interest in general.

Our net interest margin improved to 3.38% in the second quarter of 2006 from 3.35% in the same quarter of 2005, and to 3.42% in the six months ended June 30, 2006, from 3.31% in the same six months of 2005. In the three months ended June 30, 2006 the yield on interest-earning assets improved to 6.41%, while the average rate of interest paid on our interest-bearing liabilities increased to 3.69%, as compared to a yield on interest-earning assets of 5.29% and an average rate of interest paid on interest-bearing liabilities of 2.45%, in the same three months of 2005. In the six months ended June 2006, the yield on interest-earning assets improved to 6.31%, and the average rate of interest paid on our interest-bearing liabilities increased to 3.49%, as compared to a yield on interest-earning assets of 5.18%, and an average rate of interest paid of 2.34% on interest-bearing liabilities in the same six months of 2005.

This improvement in the average yield on interest-earning assets was due primarily to the substantial increase in the volume of loans on which we generate higher yields than on our other interest-earning assets and, to a lesser extent, the increase in interest rates during the 12 months ended June 30, 2006.

The following table sets forth the changes in interest income, including loan fees, and interest paid in the three and six month period ended June 30, 2006, as compared to the same period in 2005 and the extent to which those changes were attributable to changes in the volume and rates of interest earned on interest-earning assets and interest paid on interest-bearing liabilities.

	Three Months Ended June 30, 2006 vs 2005 Increase (decrease) due to:			Six Months Ended June 30, 2006 vs 2005 Increase (decrease) due to:
	Volume(1)	Rate(1)	Total	Volume(1)	Rate(1)	Total
	(Unaudited) (Dollars in thousands)			(Unaudited) (Dollars in thousands)
Interest income:
Short-term investments(2)	$(723)	$678	$(45)	$(632)	$339	$(293)
Securities available for sale and stock	251	355	606	1,014	768	1,782
Loans	2,069	1,805	3,874	3,903	3,443	7,346

Total earning assets	1,597	2,838	4,435	4,285	4,550	8,835
Interest expense:
Interest-bearing checking accounts	6	5	11	15	7	22
Money market and savings accounts	44	355	399	44	554	598
Certificates of deposit	517	866	1,383	808	1,662	2,470
Borrowings	391	980	1,371	1,007	1,752	2,759
Junior subordinated debentures	—	137	137	—	266	266

Total interest-bearing liabilities	958	2,343	3,301	1,874	4,241	6,115

Net interest income	$639	$495	$1,134	$2,411	$309	$2,720

(1)	Changes in interest earned and interest paid due to changes in the mix of interest-earning assets and interest-bearing liabilities have been allocated to the change due to volume and the change due to interest rates in proportion to the relationship of the absolute dollar amounts of the changes in each.

(2)	Short-term investments consist of federal funds sold and interest bearing deposits with financial institutions.

The above table indicates that the increases of $1.1 million and $2.7 million, respectively, in our net interest income in the three and six month periods ended June 30, 2006, as compared to the like periods in 2005, were the result of increases of $639,000 and $2.4 million, respectively, in volume variance and of $495,000 and $309,000, respectively, in interest rate variance, for the three and six month periods ended June 30, 2006, as compared to the same periods in 2005. The increases in the volume variance reflect the increases in average interest-earning assets of $128 million and $133 million, respectively, and in average interest-bearing liabilities of $122 million and $124 million, respectively, in the three and six month periods ended December 30, 2006, as compared to the corresponding periods of 2005. The increases in rate variance reflect the increases in interest rates earned on average interest-earning assets of 112 basis points and 113 basis points, respectively, offset by increases in interest rates paid on average interest-bearing liabilities of 135 basis points and 126 basis points, respectively, in the three and six month periods ended June 30, 2006, as compared to the corresponding periods of 2005.

Provision for Loan Losses

The failure or inability of borrowers to repay their loans is an inherent risk of the banking business. Therefore, like virtually all banks and other financial institutions, we follow the practice of maintaining a reserve or allowance (the “Allowance”) for possible loan losses that occur from time to time as an incidental part of the banking business. When it is determined that the payment in full of a loan has become unlikely, the carrying value of the loan is reduced to what management believes is its realizable value. This reduction, which is referred to as a loan “charge-off,” or “write-down” is charged against the Allowance. The amount of the Allowance is increased periodically (i) to replenish the Allowance after it has been reduced due to loan charge-offs, (ii) to reflect changes in the volume of outstanding loans, and (iii) to take account of changes in the risk of potential losses due to a deterioration in the condition of borrowers or in the value of property securing non–performing loans or changes in economic conditions. See “—Financial Condition—Allowance for Loan Losses and Nonperforming Loans” below in this Section of this Report. Increases in the Allowance for Loan Losses are made through a charge, recorded as an expense in the statement of income, referred to as the “provision for loan losses.” Recoveries of loans previously charged-off are added back to the Allowance and, therefore, have the effect of increasing the Allowance and reducing the amount of the provision that might otherwise have to be made to replenish or increase it.

During the second quarter of 2006, we made provisions, totaling $335,000, for potential loan losses, as compared to $230,000 in the same quarter of 2005. That increase was primarily due to the increase in outstanding loans at June 30, 2006 as compared to June 30, 2005. At June 30, 2006, the Allowance for Loan Losses totaled $5.6 million, or 0.78% of loans then outstanding, as compared to $4.4 million, or 0.75% of loans outstanding, at June 30, 2005.

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

Noninterest Income

Noninterest income consists primarily of fees charged for services provided by the Bank on deposit accounts. The following table identifies the components of, and sets forth the percentage changes in, noninterest income in the three and six month periods ended June 30, 2006, as compared to the same respective periods of 2005.

	Three Months Ended June 30,			Six Months Ended June 30,
	Amount		Percentage Change 2006 vs. 2005	Amount		Percentage Change 2006 vs. 2005
	2006	2005		2006	2005
	Unaudited (Dollars in thousands)			Unaudited (Dollars in thousands)
Service fees on deposits	$205	$174	17.8%	$368	$338	8.9%
Other	122	163	(25.1)%	237	243	(2.5)%

Total	$327	$337	(3.0)%	$605	$581	4.1%

Noninterest Expense

The following table compares the amounts (in thousands of dollars) of the principal components of noninterest expense in the three and six months ended June 30, 2006 and in the same three and six month periods of 2005.

	Three Months Ended June 30,			Six Months Ended June 30,
	Amount		Percentage Change 2006 vs. 2005	Amount		Percentage Change 2006 vs. 2005
	2006	2005		2006	2005
	Unaudited (Dollars in thousands)			Unaudited (Dollars in thousands)
Salaries and employee benefits	$2,821	$2,176	29.6%	$5,742	$4,277	34.3%
Occupancy	628	569	10.4%	1,256	1,071	17.3%
Equipment and depreciation	350	363	(3.6)%	683	726	(5.9)%
Data processing	177	121	46.3%	338	232	45.7%
Professional fees	404	286	41.3%	639	493	29.6%
Customer expense	259	99	161.6%	415	215	93.0%
Other operating expense(1)	622	649	(4.2)%	1,284	1,173	9.5%

Total	$5,261	$4,263	23.4%	$10,357	$8,187	26.5%

(1)	Other operating expense primarily consists of telephone, stationery and office supplies, regulatory, and investor relations expenses, and insurance premiums, postage, and correspondent bank fees.

Due primarily to the continued growth of our commercial banking business, noninterest expense increased by $1.0 million, or 23%, in the quarter ended June 30, 2006 and by $2.2 million, or 27%, in the six months ended June 30, 2006, as compared to the respective corresponding periods of 2005. These increases in non-interest expense were primarily attributable to (i) the June 2005 opening of our new Inland Empire Financial Center in Ontario, along with the addition of commercial loan officers in our Southern California Financial Centers and our new Corporate Banking Division, during the 12 months ended June 30, 2006, and (ii) the recognition of $162,000 and $337,000, respectively, of stock-based compensation for the three and six months ended June 30, 2006, as a result of the adoption, effective as of January 1, 2006, of SFAS 123R, “Share-Based Payment.” Stock based compensation was not required to be recognized in any years prior to 2006.

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

Due to the growth related increases in noninterest expense, our efficiency ratio (operating expenses as a percentage of total revenues from continuing operations) in the three and six month periods ended June 30, 2006 was 61%, as compared to 59% in the same respective periods of 2005.

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

The table below sets forth information concerning our rate sensitive assets and liabilities at June 30, 2006. The assets and liabilities are classified by the earlier of maturity or repricing dates in accordance with their contractual terms. As is described above, certain shortcomings are inherent in the method of analysis presented in this table.

	Three Months or Less	Over Three Through Twelve Months	Over One Year Through Five Years	Over Five Years	Non- Interest- Bearing	Total
	Unaudited (Dollars in thousands)
Assets
Interest-bearing deposits in other financial institutions	$299	$—	$—	$—	$—	$299
Investment in unconsolidated trust subsidiaries	—	—	—	—	837	837
Securities available for sale	14,444	39,751	122,017	59,119	—	235,331
Federal Reserve Bank and Federal Home Loan Bank stock	13,412	—	—	1,706	—	15,118
Federal funds sold	12,400	—	—	—	—	12,400
Loans, gross	300,705	74,093	246,141	87,450	—	708,389
Non-interest earning assets, net	—	—	—	—	38,219	38,219

Total assets	$341,260	$113,844	$368,158	$148,275	$39,056	$1,010,593

Liabilities and Shareholders Equity
Noninterest-bearing deposits	$—	$—	$—	$—	$210,427	$210,427
Interest-bearing deposits	222,216 (1)	131,302	77,988 (2)	—	—	431,506
Borrowings	86,671	102,000	65,000	—	—	253,671
Junior subordinated debentures	27,837	—	—	—	—	27,837
Other liabilities	—	—	—	—	6,243	6,243
Shareholders’ equity	—	—	—	—	80,909	80,909

Total liabilities and shareholders equity	$336,724	$233,302	$142,988	$0	$297,579	$1,010,593

Interest rate sensitivity gap	$4,536	$(119,458)	$225,170	$148,275	$(258,523)

Cumulative interest rate sensitivity gap	$4,536	$(114,922)	$110,248	$258,523	$—

Cumulative % of rate sensitive assets in maturity period	34%	45%	82%	96%	100%

Rate sensitive assets to rate sensitive liabilities and shareholders’ equity	101%	49%	258%	N/A	N/A

Cumulative ratio	101%	80%	116%	136%	N/A

[1]	Net of Bancorp’s savings account of $14.2 million and certificate of deposit of $251,000

[2]	Net of Bancorp’s certificate of deposit of $5,000,000

At June 30, 2006, our rate sensitive balance sheet was shown to be in a negative twelve-month gap position. This would imply that our net interest margin would decrease in the short–term if interest rates rise and would increase in the short-term if interest rates were to fall. However, as noted above, the extent to which our net interest margin will be impacted by changes in prevailing interests rates will depend on a number of factors, including how quickly rate sensitive assets and liabilities react to interest rate changes, the mix of our interest earning assets (loans versus other lower yielding interest earning assets, such as securities) and the mix of our interest bearing deposits (between for example, lower interest core deposits and higher cost time certificates of deposit) and our other interest bearing liabilities.

Financial Condition

Assets

Our total consolidated assets increased by $29 million, or 3%, to $1 billion at June 30, 2006 from $981 million at December 31, 2005, primarily as a result of increases in loan volume. Those increases were funded by increases in deposits and in borrowings.

The following table sets forth the composition of our interest earning assets (in thousands of dollars) at:

	June 30, 2006	December 31, 2005
	Unaudited
Federal funds sold	$12,400	$11,400
Interest-bearing deposits with financial institutions	299	299
Federal Reserve Bank and Federal Home Loan Bank Stock, at cost	15,118	13,349
Securities available for sale, at fair value	235,331	265,556
Loans (net of allowances of $5,596 and $5,126, respectively)	708,389	650,027

Loans

The following table sets forth, in thousands of dollars, the composition, by loan category, of our loan portfolio, at June 30, 2006 and December 31, 2005:

	June 30, 2006		December 31, 2005
	Amount	Percent	Amount	Percent
	Unaudited
Commercial loans	$205,405	28.6%	$187,246	28.6%
Real estate loans	262,037	36.7%	241,866	36.9%
Residential mortgage loans	176,258	24.7%	173,685	26.5%
Construction loans	65,414	9.2%	47,056	7.2%
Consumer loans	5,642	0.8%	5,523	0.8%

Gross loans	714,756	100.0%	655,376	100.0%

Deferred fee (income) costs, net	(771)		(223)
Allowance for loan losses	(5,596)		(5,126)

Loans, net	$708,389		$650,027

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

The following table sets forth, in thousands of dollars, the maturity distribution of our loan portfolio (excluding consumer and residential mortgage loans) at June 30, 2006:

	June 30, 2006
	One Year or Less	Over One Year Through Five Years	Over Five Years	Total
	Unaudited
Real estate and construction loans(1)
Floating rate	$115,853	$110,520	$16,891	$243,264
Fixed rate	8,896	22,074	53,217	84,187
Commercial loans
Floating rate	146,666	14,112	1,892	162,670
Fixed rate	18,060	20,682	3,993	42,735

Total	$289,475	$167,388	$75,993	$532,856

(1)	Does not include mortgage loans on single and multi-family residences and consumer loans, which totaled $176.3 million and $5.6 million, respectively, at June 30, 2006.

Allowance for Loan Losses and Nonperforming Loans

Allowance for Loan Losses. The allowance for loan losses (the “Allowance”) at June 30, 2006 was $5.6 million, which represented approximately 0.78% of the loans outstanding at June 30, 2006, as compared to $5.1 million, or 0.78%, of the loans outstanding at December 31, 2005.

We carefully monitor changing economic conditions, the loan portfolio by category, the financial condition of borrowers, the history of the loan portfolio, and bank regulatory guidelines in determining the adequacy of the Allowance. We believe that the Allowance at June 30, 2006 was adequate to provide for losses inherent in the loan portfolio. However, as the volume of loans increases, additional provisions for loan losses will be required to maintain the Allowance at adequate levels. Additionally, the Allowance was established on the basis of assumptions and judgments regarding such matters as economic conditions and trends and the condition of borrowers, historical industry loan loss data and regulatory guidelines, and actual loan losses in the future could vary from the losses predicted on the basis of those assumptions, judgments and guidelines. For example, if economic conditions were to deteriorate, or interest rates were to increase significantly, which would have the effect of increasing the risk that borrowers would encounter difficulties meeting their loan payment obligations, it could become necessary to increase the Allowance by means of additional provisions for loan losses. See “—Results of Operations—Provision for Loan Losses” above.

Set forth below is a summary, in thousands of dollars, of the transactions in the allowance for loan losses for the six months ended June 30, 2006 and the year ended December 31, 2005:

	Six Months Ended June 30, 2006	Year Ended December 31, 2005
	Unaudited
Balance, beginning of period	$5,126	$4,032
Provision for loan losses	560	1,145
Amounts charged off	(90)	(51)

Balance, end of period	$5,596	$5,126

Non-Performing Loans. We also measure and establish reserves for loan impairments on a loan-by-loan basis using either the present value of expected future cash flows discounted at a loan’s effective interest rate, or the fair value of the collateral if the loan is collateral-dependent. We exclude smaller, homogeneous loans, such as consumer installment loans and lines of credit, from our impairment calculations. Also, loans that experience insignificant payment delays or shortfalls are generally not considered impaired. We cease accruing interest, and therefore classify as nonaccrual, any loan as to which principal or interest has been in default for a period of 90 days or more, or if repayment in full of interest or principal is not expected.

At June 30, 2006 and December 31, 2005, we had $637,000 and $1.3 million, respectively, of fully collateralized loans that were delinquent 90 days or more and which were classified as a nonaccrual and impaired loans. We had no loans delinquent 90 days or more with principal still accruing interest or any restructured loans at June 30, 2006 or December 31, 2005. At June 30, 2006, our average investment in impaired loans, on a year-to-date basis, was $361,000. The interest that we would have earned in the six months ended June 30, 2006, had the impaired loans remained current in accordance with their original terms was $36,000.

Deposits

Average Balances of and Average Interest Rates Paid on Deposits. Set forth below, in thousands of dollars, are the average amounts (in thousands of dollars) of, and the average rates paid on, deposits for the six months ended June 30, 2006:

	Six Months Ended June 30, 2006
	Unaudited
	Average Balance	Average Rate
Noninterest-bearing demand deposits	$186,878	—
Interest-bearing checking accounts	26,997	0.61%
Money market and savings deposits	141,833	2.59%
Time deposits	254,261	4.29%

Average total deposits	$609,969	2.42%

Deposit Totals. Deposits totaled $642 million at June 30, 2006 as compared to $580 million at December 31, 2005. At June 30, 2006, noninterest-bearing deposits totaled $210 million and represented 33% of total deposits, as compared to $201 million and 35% of total deposits at December 31, 2005. At June 30, 2006, certificates of deposit in denominations of $100,000 or more totaled $169 million and represented 26% of total deposits, as compared to $136 million and 23% of total deposits at December 31, 2005. Set forth below, in thousands of dollars, is a maturity schedule of domestic time certificates of deposit outstanding at June 30, 2006:

	At June 30, 2006
	Certificates of Deposit Under $100,000	Certificates of Deposit of $100,000 or More
	Unaudited
Maturities
Three months or less	$18,194	$53,732
Over three and through twelve months	47,923	83,379
Over twelve months	46,556	31,431

Total certificates of deposit	$112,673	$168,542

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

Cash flow Provided by Financing Activities. Cash flow of $27 million was provided by financing activities during the six months ended June 30, 2006, the source of which consisted primarily of net increases of $61 million in deposits offset by a net decrease of $35 million in net borrowings.

Cash flow From Operating Activities. Cash flow of $3 million was provided by our continuing operations during the six months ended June 30, 2006.

Cash flow Used in Investing. In the six months ended June 30, 2006, we used cash flow of $35 million in investing activities, primarily to fund an increase of $59 million in loans, partially offset by $26 million of proceeds from principal payments received on investment securities available for sale.

Cash flow From Discontinued Operations. Our discontinued securities brokerage business provided $98,000 in the six months ended June 30, 2006.

Our liquid assets, which included cash and due from banks, federal funds sold, interest earning deposits with financial institutions and unpledged securities available for sale (excluding Federal Reserve Bank and Federal Home Loan Bank stock) totaled $112 million or 11% of total assets at June 30, 2006.

The relationship between gross loans and total deposits provides a useful measure of our liquidity. Since repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loan-to-deposit ratio the less liquid are our assets. On the other hand, since we realize greater yields and higher interest income on loans than we do on investments, a lower loan-to-deposit ratio can adversely affect interest income and earnings. As a result, our goal is to achieve a loan-to-deposit ratio that appropriately balances the requirements of liquidity and the need to generate a fair return on assets. At June 30, 2006, the ratio of loans-to-deposits was 110%, compared to 112% at December 31, 2005. Even though our loans-to-deposits ratio was 110%, the Company maintained adequate liquidity supported by Federal Home Loan Bank advances and securities sold under repurchase agreements.

Off Balance Sheet Arrangements

Loan Commitments and Standby Letters of Credit. In order to meet the financing needs of our customers in the normal course of business, we make commitments to extend credit and issue standby commercial letters of credit to or for our customers. At June 30, 2006 and December 31, 2005, we were committed to fund certain loans amounting to approximately $196 million and $156 million, respectively.

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

Contractual Obligations

Borrowings. As of June 30, 2006, we had $75 million of outstanding long-term borrowings and $175 million of outstanding short-term borrowings that we had obtained from the Federal Home Loan Bank. The table below sets forth the amounts (in thousands of dollars) of, the interest rates we pay on, and the maturity dates of these Federal Home Loan Bank borrowings. These borrowings, along with the securities sold under agreements to repurchase, have a weighted-average annualized interest rate of 4.33%.

Principal Amounts	Interest Rate	Maturity Dates	Principal Amounts	Interest Rate	Maturity Dates
(Dollars in thousands)			(Dollars in thousands)
$ 3,000	4.65%	July 5, 2006	$ 7,000	3.18%	November 22, 2006
5,000	3.78%	July 6, 2006	5,000	2.69%	December 12, 2006
7,000	3.72%	July 6, 2006	10,000	5.03%	December 14, 2006
5,000	3.63%	July 10, 2006	5,000	2.67%	December 18, 2006
3,000	4.67%	July 20, 2006	10,000	5.03%	January 18, 2007
5,000	4.8%	August 3, 2006	4,000	2.5%	January 22, 2007
5,000	2.76%	August 9, 2006	5,000	2.57%	February 12, 2007
7,000	4.19%	August 10, 2006	5,000	3.87%	May 18, 2007
5,000	4.13%	August 15, 2006	7,000	4.71%	June 20, 2007
7,000	5.38%	August 18, 2006	10,000	5.28%	July 19, 2007
2,000	2.94%	August 28, 2006	3,000	3.14%	September 18, 2007
12,000	4.86%	September 7, 2006	2,000	3.06%	September 24, 2007
11,000	4.94%	September 14, 2006	1,000	2.91%	October 1, 2007
3,000	2.56%	September 18, 2006	5,000	5.24%	May 2, 2008
3,000	2.49%	September 25, 2006	10,000	5.29%	May 5, 2008
5,000	2.39%	October 2, 2006	7,000	5.25%	May 19, 2008
2,000	2.4%	October 2, 2006	8,000	5.28%	June 5, 2008
7,000	4.83%	October 10, 2006	10,000	5.22%	October 16, 2008
5,000	4.96%	October 19, 2006	2,000	5.26%	November 5, 2008
5,000	4.96%	November 9, 2006	5,000	3.45%	February 11, 2009
10,000	5.04%	November 16, 2006	12,000	5.25%	May 1, 2009

At June 30, 2006, U.S. Agency and Mortgage Backed securities, U.S. Government agency securities and collateralized mortgage obligations with an aggregate fair market value of $218 million and $156 million of residential mortgage and other real estate secured loans were pledged to secure these Federal Home Loan Bank borrowings, repurchase agreements, local agency deposits, and Treasury, Tax and Loan accounts.

The highest amount of borrowings outstanding at any month end during the six months ended June 30, 2006 consisted of $274 million of borrowings from the Federal Home Loan Bank and $33 million of overnight borrowings in the form of securities sold under repurchase agreements. During 2005, the highest amount of borrowings outstanding at any month end consisted of $249 million of advances from the Federal Home Loan Bank and $40 million of overnight borrowings in the form of securities sold under repurchase agreements.

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

Set forth below, in thousands of dollars, is certain information regarding the terms of the Debentures that were outstanding as of June 30, 2006:

Original Issue Dates	Principal Amount	Interest Rates	Maturity Dates
June 2002	$5,155	LIBOR plus 3.75%(1)	June 2032
August 2002	5,155	LIBOR plus 3.625%(2)	August 2032
September 2002	7,217	LIBOR plus 3.40%(1)	September 2032
October 2004	10,310	LIBOR plus 2.00%(1)	October 2034

Total	$27,837

(1)	Interest rate resets quarterly.

(2)	Interest rate resets semi-annually.

These Debentures, which are redeemable at our option, without premium or penalty, beginning five years after their respective original issue dates, require quarterly or semi-annual interest payments. Subject to certain conditions, we have the right, at our discretion, to defer those interest payments for up to five years. However, we have no plans to exercise this deferral right.

Under the Federal Reserve Board rulings, the borrowings evidenced by the Debentures, which are subordinated to all of our other borrowings that are outstanding or which we may obtain in the future, are eligible (subject to certain dollar limitations) to qualify, and at June 30, 2006, a total amount of $27.8 million principal amount of those Debentures qualified, as Tier I capital for regulatory purposes.

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

The following is a summary of the major components of securities available for sale and a comparison of the amortized cost, estimated fair values and gross unrealized gains and losses, in thousands of dollars, as of June 30, 2006 and December 31, 2005:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	Unaudited
June 30, 2006
Securities Available For Sale:
Mortgage-backed securities	$208,441	$—	$8,852	$199,589
Collateralized mortgage obligations	23,636	7	779	22,864

Total government and agencies securities	232,077	7	9,631	222,453
Municipal securities	11,651	—	212	11,439
Mutual fund	1,439	—	—	1,439

Total Securities Available For Sale	$245,167	$7	$9,843	$235,331

December 31, 2005
Securities Available For Sale:
U.S. agencies and mortgage-backed securities	$233,405	$10	5,621	$227,794
Collateralized mortgage obligations	25,190	—	583	24,607

Total government and agencies securities	258,595	10	6,204	252,401
Municipal securities	11,651	56	38	11,669
Mutual fund	1,486	—	—	1,486

Total Securities Available For Sale	$271,732	$66	$6,242	$265,556

At June 30, 2006, U.S. Agencies and Mortgage Backed securities, U.S. Government Agency securities and collateralized mortgage obligations with an aggregate fair market value of $218 million were pledged to secure Federal Home Loan Bank borrowings, repurchase agreements, local agency deposits and Treasury, Tax and Loan accounts.

The amortized cost and estimated fair value, at June 30, 2006, of securities available for sale are shown, in thousands of dollars, in the table below by contractual maturities and historical prepayments based on the prior six months of principal payments. Expected maturities will differ from contractual maturities and historical prepayments, particularly with respect to collateralized mortgage obligations, because borrowers may react to interest rate market conditions differently than the historical prepayment rates.

	Maturing in
(Dollars in thousands)	One year or less	Over one year through five years	Over five years through ten years	Over ten years	Total
	Unaudited
Securities available for sale, amortized cost	$44,647	$114,000	$56,515	$30,005	$245,167
Securities available for sale, estimated fair value	42,849	109,177	54,178	29,127	235,331
Weighted average yield	3.97%	4.20%	4.43%	4.55%	4.25%

The table below shows as of June 30, 2006, the gross unrealized losses and fair values (in thousands of dollars) of our investments, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	Securities With Unrealized Loss as of June 30, 2006
	Less than 12 months		12 months or more		Total
(Dollars In thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	Unaudited
US agencies and mortgage backed securities	$63,071	$1,861	$136,517	$6,991	$199,588	$8,852
Collateralized mortgage obligations	6,428	161	12,891	618	19,319	779
Municipal securities	11,438	212	—	—	11,438	212

Total temporarily impaired securities	$80,937	$2,234	$149,408	$7,609	$230,345	$9,843

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

The following table sets forth the amounts of capital and capital ratios of the Company (on a consolidated basis) and the Bank (on a stand alone basis) at June 30, 2006, as compared to the respective minimum regulatory requirements applicable to them.

			Applicable Federal Regulatory Requirement
	Actual		Capital Adequacy Purposes		To be Categorized Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total Capital to Risk Weighted Assets:
Company	$120,130	15.75%	$61,002	At least 8.0%	$76,252	At least 10.0%
Bank	82,975	11.15%	59,525	At least 8.0%	74,406	At least 10.0%
Tier 1 Capital to Risk Weighted Assets:
Company	$114,534	15.02%	$30,501	At least 4.0%	$45,751	At least 6.0%
Bank	77,047	10.35%	29,763	At least 4.0%	44,644	At least 6.0%
Tier 1 Capital to Average Assets:
Company	$114,534	11.35%	$40,350	At least 4.0%	$50,437	At least 5.0%
Bank	77,047	7.71%	39,992	At least 4.0%	49,991	At least 5.0%

As of June 30, 2006, based on applicable capital regulations, the Company (on a consolidated basis) and the Bank (on a stand-alone basis) qualified as well capitalized institutions under the capital adequacy guidelines described above.

Our consolidated total capital and Tier 1 capital of the Company, at June 30, 2006, include an aggregate of $27.8 million of long term indebtedness evidenced by the Junior Subordinated Debentures that we issued in 2002 and 2004 in connection with the sale of trust preferred securities. We contributed $26 million of the net proceeds from the sale of the trust preferred securities to the Bank, thereby, increasing its total capital and Tier 1 capital.

Dividend Policy and Share Repurchase Program. The Board of Directors intends, during the next twelve months, to analyze the Company’s cash flow requirements in order to determine whether to begin to pay dividends.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures in effect as of June 30, 2006. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2006, our disclosure controls and procedures were effective to provide reasonable assurance that material information, relating to the Company and its consolidated subsidiaries, required to be included in our Exchange Act reports, including this Quarterly Report on Form 10-Q, is made known to management, including the Chief Executive Officer and Chief Financial Officer, on a timely basis.

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2006 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors previously disclosed in Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of the Company was held on May 16, 2006. At that Meeting, the shareholders elected the Directors of the Company for a term of one year, ending at the next Annual Meeting of Shareholders to be held in May 2007.

(1) Directors Elected at the Annual Meeting. Set forth below is the name of each Director that was nominated and elected at the Annual Meeting and the respective numbers of votes cast for their election and the respective number of votes withheld. As the election was uncontested, there were no broker non-votes.

	Votes Cast
Nominee/Director	For	Withheld
Raymond E. Dellerba	8,740,479	234,887
George H. Wells	8,969,166	6,200
Ronald W. Chrislip	8,969,166	6,200
Julia M. DiGiovanni	8,959,166	16,200
Warren T. Finley	8,957,016	18,350
John Thomas, M.D.	8,965,016	10,350
Robert E. Williams	8,076,947	898,419

ITEM 6.	EXHIBITS

The following documents are filed Exhibits to the Quarterly Report on Form 10-Q:

Exhibits:

Exhibit 31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC MERCANTILE BANCORP

Date: August 8, 2006	By:	/s/ NANCY A. GRAY
Nancy A. Gray, Chief Financial Officer

S-1

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

E-1