Form 10-Q
period 2006-09-30
PACIFIC MERCANTILE BANCORP
filed 2006-11-09
CIK 1109546

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

10,298,364 shares of Common Stock as of November 4, 2006

PACIFIC MERCANTILE BANCORP

QUARTERLY REPORT ON FORM 10Q

FOR

THE QUARTER ENDED SEPTEMBER 30, 2006

PART I. – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands)

(Unaudited)

	September 30, 2006	December 31, 2005
ASSETS
Cash and due from banks	$16,017	$23,422
Federal funds sold	58,800	11,400

Cash and cash equivalents	74,817	34,822
Interest-bearing deposits with financial institutions	198	441
Federal Reserve Bank and Federal Home Loan Bank Stock, at cost	15,291	13,349
Securities available for sale, at fair value	229,471	265,556
Loans (net of allowances of $5,869 and $5,126, respectively)	705,764	650,027
Investment in unconsolidated subsidiaries	837	837
Accrued interest receivable	4,467	4,040
Premises and equipment, net	2,365	2,570
Other assets	10,468	9,514

Total assets	$1,043,678	$981,156

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$186,275	$200,688
Interest-bearing	517,778	379,661

Total deposits	704,053	580,349
Borrowings	220,116	288,684
Accrued interest payable	2,667	2,214
Other liabilities	3,419	3,555
Junior subordinated debentures	27,837	27,837

Total liabilities	958,092	902,639

Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, no par value, 2,000,000 shares authorized, none issued	—	—
Common stock, no par value, 20,000,000 shares authorized, 10,298,364 and 10,176,008 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	68,910	69,078
Retained earnings	19,917	13,144
Accumulated other comprehensive loss	(3,241)	(3,705)

Total shareholders’ equity	85,586	78,517

Total liabilities and shareholders’ equity	$1,043,678	$981,156

The accompanying notes are an integral part of these consolidated financial statements.

Part I. Item 1. (continued)

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except for per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Interest income:
Loans, including fees	$13,287	$9,436	$37,361	$25,174
Federal funds sold	532	360	888	1,008
Securities available for sale and stock	2,782	2,345	8,626	6,408
Interest-bearing deposits with financial institutions	3	3	7	4

Total interest income	16,604	12,144	46,882	32,594
Interest expense:
Deposits	5,073	2,553	12,386	6,776
Borrowings	3,536	2,025	10,078	5,071

Total interest expense	8,609	4,578	22,464	11,847

Net interest income	7,995	7,566	24,418	20,747
Provision for loan losses	270	340	830	690

Net interest income after provision for loan losses	7,725	7,226	23,588	20,057

Noninterest income	389	236	993	817
Noninterest expense	5,261	4,524	15,618	12,709

Income before income taxes	2,853	2,938	8,963	8,165
Income tax expense	1,151	1,196	3,626	3,348

Income from continuing operations	1,702	1,742	5,337	4,817
(Loss) income from discontinued operations, net of taxes	0	(259)	(189)	(730)

Net income	$1,702	$1,483	$5,148	$4,087
Net income (loss) per share basic:
Income from continuing operations	$0.17	$0.18	$0.52	$0.47
Income (loss) from discontinued operations	$0.00	$(0.03)	$(0.02)	$(0.07)

Net income	$0.17	$0.15	$0.50	$0.40
Net income (loss) per share diluted:
Income from continuing operations	$0.16	$0.16	$0.50	$0.45
Income (loss) from discontinued operations	$0.00	$(0.02)	$(0.02)	$(0.07)

Net income	$0.16	$0.14	$0.48	$0.38
Weighted average number of shares:
Basic	10,293,566	10,175,505	10,249,112	10,149,525
Diluted	10,762,436	10,648,392	10,765,657	10,582,888

The accompanying notes are an integral part of these consolidated financial statements.

Part I. Item 1. (continued)

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net income	$1,702	$1,483	$5,148	$4,087
Other comprehensive loss, net of tax:
Change in unrealized gain (loss) on securities available for sale, net of tax effect	2,547	(982)	464	(993)

Total comprehensive income	$4,249	$501	$5,612	$3,094

The accompanying notes are an integral part of these consolidated financial statements.

Part I. Item 1. (continued)

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2006	2005
Cash Flows From Continuing Operating Activities:
Income from continuing operations	$5,337	$4,817
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	700	829
Provision for loan losses	830	690
Net amortization of premium (discount) on securities	540	1,049
Mark to market loss (gain) adjustment of equity securities	13	6
Net gain on sale of fixed assets	(3)	(15)
Net increase in accrued interest receivable	(427)	(1,004)
Stock-based compensation expense	461	—
Net (increase) decrease in other assets	(2,637)	2,187
Net decrease (increase) in deferred taxes	1,296	(481)
Net increase in accrued interest payable	452	205
Net (decrease) increase in other liabilities	(87)	638

Net cash provided by operating activities	6,475	8,921
Cash Flows From Investing Activities:
Net decrease in interest-bearing deposits with financial institutions	101	212
Maturities of, proceeds from sales of and principal payments received for securities available for sale and other stock	37,981	47,187
Purchase of securities available for sale and other stock	(3,720)	(120,544)
Proceeds from sale of subsidiary	134	—
Gain on sale of subsidiary	(2)	—
Net increase in loans	(56,568)	(79,180)
Proceeds from sale of fixed assets	—	15
Purchases of premises and equipment	(503)	(499)

Net cash used in investing activities	(22,577)	(152,809)
Cash Flows From Financing Activities:
Net increase in deposits	123,572	28,933
Proceeds from exercise of stock options	415	50
Tax benefits from exercise of stock options	580	—
Net decrease in borrowings	(68,568)	54,952

Net cash provided by financing activities	55,999	83,935

Cash Flows provided (used) by continuing operations	39,897	(59,953)

The accompanying notes are an integral part of these consolidated financial statements.

Part I. Item 1. (continued)

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—continued

(Dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2006	2005
Discontinued Operations:
Cash Flows From Operating Activities
Loss from discontinued operations	(189)	(730)
Depreciation and Amortization	2	18
Net decrease (increase) in other assets	181	(110)
Net decrease in fixed assets	11	—
Net (decrease) increase in other liabilities	(49)	19
Proceeds from sales of loans held for sale	—	141,124
Originations and purchases of loans held for sale	—	(98,255)
Net gains on sales of loans held for sale	—	(1,133)
Mark to market gain adjustment of loans held for sale	—	(216)

Net cash (used) provided by operating activities	(44)	40,717
Cash Flows From Investing Activities:
Net decrease in interest-bearing deposits with financial institutions	142	100
Purchases of premises and equipment	—	(3)

Net cash flow provided by investing activities	142	97

Cash Flows provided by discontinued operations	98	40,814
Net increase (decrease) in cash and cash equivalents	39,995	(19,139)
Cash and Cash Equivalents, beginning of period	34,822	96,095

Cash and Cash Equivalents, end of period	$74,817	$76,956

Supplementary Cash Flow Information:
Cash paid for interest on deposits and other borrowings	$22,023	$7,346

Cash paid for income taxes	$4,200	$396

Non-Cash Investing Activities:
Net increase in net unrealized losses on securities held for sale, net of income tax	$464	$(11)

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

However, as described below under the subcaption “Discontinued Operations” in this Note 2, in the second quarter of 2005, the Company decided to discontinue its wholesale mortgage lending business and completed its exit from that business at the end of 2005. Accordingly, the results of operations of that business are presented as discontinued operations, separate from our financial statements for the three and nine month periods ended September 30, 2005. In the second quarter of 2006, the Company sold one of its subsidiaries, PMB Securities Corp., which was a securities broker/dealer engaged in the securities brokerage business. Therefore, the results of operations of that business are presented as discontinued operations, separate from the results of our continuing operations in our financial statements for the three and nine month periods ended September 30, 2005 and the nine month period ended September 30, 2006.

Our consolidated financial position at September 30, 2006, is not necessarily indicative of what our financial position will be as of the end of and our consolidated results of operations for the three and nine month periods then ended and is not necessarily indicative of the results of our operations that may be expected for, any other interim period during or for the full year ending December 31, 2006.

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

Principles of Consolidation

The consolidated financial statements for the three and nine month periods ended September 30, 2006 and 2005, include the accounts of PMBC and its wholly owned subsidiary, Pacific Mercantile Bank. The accounts of PMB Securities Corp., as discontinued operations are included in the nine months ended September 30, 2006, until the date of its sale in the second quarter of 2006 and for the entirety of the three and nine month periods ended September 30, 2005. All significant intercompany accounts and transactions have been eliminated in consolidation.

Nonperforming Loans and Other Assets

At September 30, 2006 and December 31, 2005, we had $781,000 and $1.3 million, respectively, in nonaccrual and impaired loans, but we had no restructured loans and no loans that were past due as to principal for 90 days or more that were still accruing interest.

Stock-Based Employee Compensation Plans

In December 2004, Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share-Based Payment”, which requires entities that grant stock options or other equity compensation awards to employees to recognize the fair value of those options and shares as compensation cost over their respective service (vesting) periods in their financial statements. SFAS No. 123(R) is effective beginning in the first quarter of fiscal years ending after June 15, 2005. As a result, effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), using the modified-prospective-transition method. Under this transition method, equity compensation expense that will be recognized in fiscal 2006 will include: (a) compensation expense for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on their grant date fair values estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on their grant date fair values estimated in accordance with the provisions of SFAS No. 123(R). Since stock-based compensation that is recognized in the statement of income is to be determined based on the equity compensation awards that we expect will ultimately vest, that compensation expense has been reduced for estimated forfeitures of unvested options that typically occur due to terminations of employment of optionees. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For purposes of the determination of stock-based compensation expense for the quarter ended September 30, 2006, we estimated no forfeitures for Directors of the Board and all other forfeitures to be 20% of the unvested options issued.

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

The fair values of the options that were outstanding under the 1999 and 2004 Plans were estimated as of their respective dates of grant using the Black-Scholes option-pricing model. The following table summarizes the weighted average assumptions used for grants in the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
Assumptions with respect to:	2006	2005	2006	2005
Expected volatility	35%	41%	35%	46%
Risk-free interest rate	5.10%	4.03%	4.69%	3.72%
Expected dividends	1.07%	1.04%	1.07%	1.04%
Expected term (years)	6.5	5	6.5	5
Weighted average fair value of option granted during period	$6.96	$6.09	$7.13	$6.25

The following tables summarize the share option activity under the plans for the nine months ended September 30, 2006 and 2005.

	Number of Shares	Weighted- Average Exercise Price Per Share	Number of Shares	Weighted- Average Exercise Price Per Share
	2006		2005
Outstanding - January 1,	1,470,698	$8.51	1,353,848	$7.73
Granted	46,500	18.12	169,000	14.91
Exercised	122,174	5.21	7,927	7.15
Forfeited/Canceled	41,400	15.58	45,023	11.01

Outstanding - September 30, 2006	1,353,624	8.91	1,469,898	8.46

Options Exercisable - September 30, 2006	1,029,155	$7.59	1,029,681	$6.85

The aggregate intrinsic values of options exercised for the nine months ended September 30, 2006 and 2005 were $1.5 million and $63,000, respectively. Total fair values of vested options for the same periods were $514,000 and $658,000, respectively.

Outstanding as of September 30, 2006					Exercisable as of September 30, 2006
Range of Exercise Price	Vested	Unvested	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Shares	Weighted- Average Exercise Price
$ 4.00 – 5.99	176,998		$4.00	2.42	176,998	$4.00
$ 6.00 – 9.99	650,136	14,940	7.29	3.94	650,136	7.28
$10.00 – 12.99	173,989	180,061	11.25	7.41	173,989	11.23
$13.00 – 17.99	27,532	82,968	15.11	8.48	27,532	15.00
$18.00 – 18.84	500	46,500	18.31	9.34	500	18.10

	1,029,155	324,469	$8.91	5.21	1,029,155	$7.59

The aggregate intrinsic values of options that were outstanding and those that were exercisable under the plans at September 30, 2006 were $10.0 million and $8.8 million, respectively.

A summary of the status of the unvested shares as of December 31, 2005, and changes during the nine month period ended September 30, 2006, are set forth in the following table.

	Shares	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2005	416,436	$5.54
Granted	46,500	7.13
Vested	97,067	5.30
Forfeited/Canceled	41,400	6.41

Unvested at September 30, 2006	324,469	$5.73

The aggregate amounts charged against income in relation to stock-based awards were $122,000 and $461,000 for the three and nine months ended September 30, 2006, respectively. At September 30, 2006, compensation expense related to non-vested stock option grants aggregated $1.4 million, which is expected to be recognized as follows:

Stock Option Compensation Expense
(In thousands)
Remainder of 2006	$126
For the year ended December 31,
2007	530
2008	544
2009	171
2010	51
2011	6

Total	$1,428

Earnings Per Share (“EPS”)

Basic EPS excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted to common stock that would then share in our earnings. For the three and nine months ended September 30, 2006, stock options for 148,076 and 125,709 shares, respectively, were not considered in computing diluted earnings per common share because they were antidilutive.

The following table shows how we computed basic and diluted EPS for the three and nine months ended September 30, 2006 and 2005.

	For the three months ended September 30,
	2006			2005
	Net Income (Numerator)	Shares (Denominator)	Per Share (Amount)	Net Income (Numerator)	Shares (Denominator)	Per Share (Amount)
	(Dollars in thousands, except share and per share data)
Basic EPS	$1,702	10,293,566	$0.17	$1,483	10,175,505	$0.15
Effect of Dilutive Securities:
Stock Options	—	468,870	(0.01)	—	472,887	(0.01)

Diluted EPS	$1,702	10,762,436	$0.16	$1,483	10,648,392	$0.14

	For the nine months ended September 30,
	2006			2005
	Net Income (Numerator)	Shares (Denominator)	Per Share (Amount)	Net Income (Numerator)	Shares (Denominator)	Per Share (Amount)
	(Dollars in thousands, except share and per share data)
Basic EPS	$5,148	10,249,112	$0.50	$4,087	10,149,525	$0.40
Effect of Dilutive Securities:
Stock Options	—	516,545	(0.02)	—	433,363	(0.02)

Diluted EPS	$5,148	10,765,657	$0.48	$4,087	10,582,888	$0.38

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

The U.S. Securities and Exchange Commission in September 2006, released Staff Accounting Bulletin (SAB) 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements”, that provides guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. SAB 108 is effective for fiscal years beginning after November 15, 2006. We do not expect the adoption of SAB 108 to have a material impact on our financial condition or operating results.

In July 2006, the FASB also issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109,” (FIN 48). FIN 48 clarifies the accounting for uncertain tax positions in accordance with SFAS 109, “Accounting For Income Taxes,” by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. The minimum recognition threshold requires the Corporation to recognize, in its financial statements, the impact of a tax position if it is more likely than not that the tax position is valid and would be sustained on audit, including resolution of related appeals or litigation processes, if any. Only tax positions that meet the “more likely than not” recognition criteria at the effective date may be recognized or continue to be recognized in the financial statements upon the adoption of FIN 48. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition requirements in accounting for uncertain tax positions. Changes in the amount of tax benefits recognized resulting from the application of the provisions of this Interpretation would result in a one-time non-cash charge to be recognized as a change in accounting principle via a cumulative adjustment to the opening balance of retained earnings in the period of adoption. FIN 48 is effective for fiscal years beginning after December 15, 2006. Accordingly, we will adopt the provisions of FIN 48 in the first quarter 2007. We are currently evaluating the guidance contained in FIN 48 and we do not expect the non-cash charge to be material to beginning retained earnings. However, the amount charged to beginning retained earnings upon adoption could be impacted by events in the fourth quarter 2006 and further clarification and interpretation of the provisions of FIN 48.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and therefore, does not expand the use of fair value in any new circumstances. SFAS 157 clarifies that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and lowest priority to unobservable data. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the guidance contained in SFAS 157 to determine the effect adoption of the guidance will have on our financial condition and results of operations.

Reclassification

Certain amounts in the accompanying 2005 consolidated financial statements, including amounts related to discontinued operations, have been reclassified to conform to 2006 presentation.

Commitments and Contingencies

To meet the financing needs of its customers in the normal course of business, the Company is party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements. At September 30, 2006, loan commitments and letters of credits totaled $210 million and $9 million, respectively. The contractual amount of a credit-related financial instrument such as a commitment to extend credit, a credit-card arrangement or a letter of credit represents the amounts of potential loss should the commitment be fully drawn upon, the customer default, and the value of any existing collateral securing the customer’s payment obligation become worthless.

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

In the ordinary course of business, we are subject to legal actions normally associated with financial institutions. At September 30, 2006, we were not a party to any pending legal action that is expected to be material to our consolidated financial condition or results of operations.

3. Discontinued Businesses

In the second quarter of 2005, we decided to discontinue our wholesale mortgage lending business and to focus our capital and other resources primarily on the growth of our commercial banking business. In the second quarter of 2006, we sold our securities brokerage business. As a result, our commercial banking business comprises our continuing operations; the wholesale mortgage lending and the securities brokerage businesses have been classified as discontinued operations in our financial statements for the three and nine month periods ended September 30, 2005; and, since we were able to complete our exit from the wholesale mortgage lending business during fourth quarter of 2005 and the exit from our securities brokerage business in the second quarter of 2006, the securities brokerage business comprised our discontinued operations in the nine month period ended September 30, 2006 to the date in the second quarter of 2006 when that business was sold.

The statement of financial condition related to discontinued operations is below. As of September 30, 2006 and December 31, 2005, there were no loans held for sale by the wholesale mortgage lending division.

	September 30 2006	December 31 2005
	(Dollars in thousands)
Assets
Due from banks and interest-bearing deposits with financial institutions	$—	$172
Premises and equipment, net	—	11
Other assets	—	181

Total assets	$—	$364

Liabilities and Shareholders’ Equity
Liabilities	$—	$49
Shareholders’ equity	—	315

Total liabilities and shareholders’ equity	$—	$364

The operating results of the discontinued wholesale mortgage lending and the securities brokerage businesses included in the accompanying consolidated statements of income are set forth below:

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
	(In thousands)		(In thousands)
Loss from discontinued operations, before income taxes	$—	$(437)	$(313)	$(1,230)
Income tax benefit	—	178	124	500

Loss from discontinued operations, net of taxes	$—	$(259)	$(189)	$(730)

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

The following discussion presents information about our consolidated results of operations for the three and nine month periods ended September 30, 2006 and 2005 and our consolidated financial condition, liquidity and capital resources at September 30, 2006 and should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Report.

Additionally, except where otherwise noted, the following discussion of our results of operation and financial condition relates primarily to the results of operations and the assets and liabilities of our commercial banking business, which comprises our continuing operations and which excludes our discontinued wholesale mortgage lending and securities brokerage businesses. See Note 3 of the Notes to our Consolidated Financial Statements included elsewhere in this Report for further information relating to our discontinued operations.

Forward-Looking Information

Statements contained in this Report that are not historical facts or that discuss our expectations or beliefs regarding our future operations or future financial performance, or financial or other trends in our business, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. Often, they include the words “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “project,” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could,” or “may.” The information contained in such forward-looking statements is based on current information and assumptions about future events over which we do not have control and our business is subject to a number of risk factors that could cause our financial condition or actual operating results in the future to differ significantly from our expected financial condition or operating results that are set forth in those statements. Certain of those risks factors are summarized below, in this Item 2, under the caption “Risks that could Affect our Future Financial Performance” and those, as well as other, risks are discussed in detail in Item 1A, “Risk Factors,” in our 2005 Form 10-K and readers of this Report are urged to read that summary below and Item 1A in the 2005 Form 10-K in conjunction with this Report.

Overview of Operating Results in the Three and Nine Months Ended September 30, 2006

The following table sets forth information regarding the interest income that we generated, the interest expense that we incurred, our net interest income, noninterest income, noninterest expense, and our net income and net income per share for the three and nine months ended September 30, 2006 and 2005.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2006 Amounts	2005 Amounts	Percent Change	2006 Amounts	2005 Amounts	Percent Change
	(Unaudited) (Dollars in thousands except per share data)
Interest income	$16,604	$12,144	36.7%	$46,882	$32,594	43.8%
Interest expense	8,609	4,578	88.1%	22,464	11,847	89.6%

Net interest income	$7,995	$7,566	5.7%	$24,418	$20,747	17.7%
Noninterest income	$389	$236	64.8%	$993	$817	21.5%
Noninterest expense	$5,261	$4,524	16.3%	$15,618	$12,709	22.9%
Income from continuing operations(1)	$1,702	$1,742	(2.3)%	$5,337	$4,817	10.8%
Loss from discontinued operations(1)	$—	$(259)	(100.0)%	$(189)	$(730)	(74.1)%
Net income	$1,702	$1,483	14.8%	$5,148	$4,087	26.0%

Net income (loss) per share diluted
Income from continuing operations	$0.16	$0.16	—	$0. 50	$0.45	11.1%
Income (loss) from discontinued operations	$0.00	$(0.02)	(100.0)%	$(0.02)	$(0.07)	(71.4)%
Net income per share	$0.16	$0.14	14.29%	$0.48	$0.38	26.3%
Weighted average number of diluted shares	10,762,436	10,648,392	1.1%	10,765,657	10,582,888	1.7%

(1)	Net of taxes

Key Factors Affecting Operating Results in the Three and Nine Months Ended September 30, 2006

•	Increase in Net Interest Income. The increases in net interest income of 6% and 18% in the three and nine month periods ended September 30, 2006, respectively, were primarily the result of growth in the volume of our core loans (loans exclusive of those held for sale). Core loans grew by $116 million, or 20%, to $706 million at September 30, 2006 from $590 million at September 30, 2005.

•	Change in Net Interest Margin. Net interest margin declined to 3.17% and 3.34%, respectively, in the three and nine month periods ended September 30, 2006, from 3.42% and 3.35%, respectively, in the corresponding three and nine month periods of 2005 due in a large part to the current flat interest rate yield curve and the competitive market for deposits which contributed to compression in our net interest margins.

•	Increase in Noninterest Expense. Noninterest expense increased by $737,000 and $2.9 million in the third quarter and nine months ended September 30, 2006 respectively. Those increases were due primarily to (i) growth-related expenses incurred in connection with the opening, in June 2005, of our Ontario, California Financial Center, and the addition of experienced commercial banking officers at our Financial Centers and our new Corporate Banking Division during the 12 months ended September 30, 2006, and (ii) the recognition of $122,000 and $461,000 of stock-based compensation in the three and nine months ended September 30, 2006, respectively, that was attributable to the adoption of SFAS No. 123R (“Share based Payments”) effective January 1, 2006. Stock-based compensation was not required to be recognized in the same periods of 2005.

•	Changes in Income from Continuing Operations. The increases in noninterest expense more than offset the increase in net interest income in the three months ended September 30, 2006, but only partially offset the increase in net interest income in the nine months ended September 30, 2006. As a result, we generated income from continuing operations of $1.7 million, or $0.16 per diluted share, and $5.3 million, or $0.50 per diluted share, in the three and nine month periods ended September 30, 2006, respectively, which represented a decrease of 2% and an increase of 11%, respectively, as compared to income from continuing operations in the same respective periods of 2005.

Set forth below are certain key financial performance ratios and other unaudited financial data from continuing operations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
Return on average assets (1)	0.66%	0.74%	0.71%	0.72%
Return on average shareholders’ equity (1)	7.87%	8.90%	8.41%	8.40%
Net interest margin (2)	3.17%	3.42%	3.34%	3.35%

(1)	Annualized.
(2)	Net interest income expressed as a percentage of total average interest earning assets.

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

Utilization of Deferred Income Tax Benefits. The provision that we make for income taxes is based on, among other things, our ability to use certain income tax benefits available under state and federal income tax laws to reduce our income tax liability. As of September 30, 2006, the total of the unused income tax benefits (included in “Other Assets” in our consolidated balance sheet), available to reduce our income taxes in future periods was $5.4 million. Unless used, such tax benefits expire over time. Therefore, the realization of those benefits is dependent on our generating taxable income in the future in amounts sufficient to enable us to use those tax benefits prior to their expiration. We have made a judgment, based on historical experience and current and anticipated market and economic conditions and trends, that it is more likely than not that we will generate taxable income in future years sufficient to fully utilize those benefits. In the event that our income were to decline in future periods making it less likely that those benefits could be fully utilized, we could be required to establish a valuation reserve to cover the potential loss of those tax benefits by increasing the provision we make for income taxes, which would have the effect of reducing our net income in the period when that valuation reserve is established.

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

The following table sets forth our interest income, interest expense and net interest income (in thousands of dollars) and our net interest margin in the three and nine months ended September 30, 2006 and 2005, respectively:

	Three Months Ended September 30			Nine Months Ended September 30
(Dollars in thousands except per share data)	2006 Amount	2005 Amount	Percent Change	2006 Amount	2005 Amount	Percent Change
	(Unaudited)
Interest income	$16,604	$12,144	36.7%	$46,882	$32,594	43.8%
Interest expense	8,609	4,578	88.1%	22,464	11,847	89.6%

Net interest income	$7,995	$7,566	5.7%	$24,418	$20,747	17.7%
Net interest margin	3.17%	3.42%		3.34%	3.35%

As the table above indicates, our net interest income increased by $429,000, or 6%, in the third quarter of 2006, and by $3.7 million, or 18%, in the nine months ended September 30, 2006, as compared to the same respective periods of 2005. Those increases were primarily attributable to increases in interest income of $4.5 million, or 37%, and $14.3 million, or 44%, respectively, in the three and nine month periods of 2006, as compared to the same respective corresponding periods of 2005. Interest expense increased $4.0 million, or 88%, and $10.7 million, or 90%, respectively in the three and nine month periods ended September 30, 2006 over the corresponding periods of 2005.

The increases in interest income in the three and nine month periods ended September 30, 2006, were primarily attributable to (i) an increase in the volume of average interest-earning assets, including increases of $114 million and $115 million, respectively, in the average volume of outstanding loans (exclusive of mortgages held for sale) over the corresponding periods of 2005, and (ii) to a lesser extent, the increase in market rates of interest over the last 18 months due primarily to FRB aggregated increases of 2.5% in the overnight funds rates, which impacted market rates of interest in general.

Our net interest margin declined to 3.17% in the third quarter of 2006 from 3.42% in the same quarter of 2005, but remained substantially unchanged at 3.34% in the nine months ended September 30, 2006, as compared to 3.35% in the same nine months of 2005. In the three months ended September 30, 2006 the yield on interest-earning assets improved to 6.59%, while the average rate of interest paid on our interest-bearing liabilities increased to 4.17%, as compared to a yield on interest-earning assets of 5.54% and an average rate of interest paid on interest-bearing liabilities of 2.69%, in the same three months of 2005. In the nine months ended September 2006, the yield on interest-earning assets improved to 6.42%, and the average rate of interest paid on our interest-bearing liabilities increased to 3.75%, as compared to a yield on interest-earning assets of 5.31%, and an average rate of interest paid of 2.46% on interest-bearing liabilities in the same nine months of 2005.

This improvement in the average yield on interest-earning assets was due primarily to the substantial increase in the volume of loans on which we generate higher yields than on our other interest-earning assets and, to a lesser extent, the increase in interest rates during the 12 months ended September 30, 2006.

The increase in interest paid on interest bearing liabilities was due primarily to increases (i) in the volume of and interest rates on time certificates of deposit and (ii) in the interest rates on and, to a lesser extent, in the volume of outstanding borrowings.

The following table sets forth the changes in interest income, including loan fees, and interest paid in the three and nine month periods ended September 30, 2006, as compared to the same periods in 2005 and the extent to which those changes were attributable to changes in the volume and rates of interest earned on interest-earning assets and interest paid on interest-bearing liabilities.

	Three Months Ended September 30, 2006 vs 2005 Increase (decrease) due to:			Nine Months Ended September 30, 2006 vs 2005 Increase (decrease) due to:
	Volume(1)	Rate(1)	Total	Volume(1)	Rate(1)	Total
	(Unaudited) (Dollars in thousands)			(Unaudited) (Dollars in thousands)
Interest income:
Short-term investments(2)	$(146)	$319	$173	$(668)	$552	$(116)
Securities available for sale and stock	(45)	481	436	989	1,229	2,218
Loans	2,365	1,486	3,851	7,391	4,795	12,186

Total earning assets	2,174	2,286	4,460	7,712	6,576	14,288
Interest expense:
Interest-bearing checking accounts	(10)	20	10	14	17	31
Money market and savings accounts	36	649	685	52	1,232	1,284
Certificates of deposit	1,067	759	1,826	1,821	2,475	4,296
Borrowings	268	1,108	1,376	1,945	2,661	4,606
Junior subordinated debentures	—	134	134	—	400	400

Total interest-bearing liabilities	1,361	2,670	4,031	3,832	6,785	10,617

Net interest income	$813	$(384)	$429	$3,880	$(209)	$3,671

(1)	Changes in interest earned and interest paid due to changes in the mix of interest-earning assets and interest-bearing liabilities have been allocated to the change due to volume and the change due to interest rates in proportion to the relationship of the absolute dollar amounts of the changes in each.
(2)	Short-term investments consist of federal funds sold and interest bearing deposits with financial institutions.

The above table indicates that the increases of $429,000 and $3.7 million, respectively, in our net interest income in the three and nine month periods ended September 30, 2006, as compared to the like periods in 2005, were the result of increases of $813,000 and $3.9 million, respectively, in volume variance and offset by decreases of $384,000 and $209,000, respectively, in interest rate variance, for the three and nine month periods ended September 30, 2006, as compared to the same periods in 2005. The increases in the volume variance reflect the increases in average interest-earning assets of $130 million and $153 million, respectively, and in average interest-bearing liabilities of $139 million and $151 million, respectively, in the three and nine month periods ended September 30, 2006, as compared to the corresponding periods of 2005. The decreases in rate variance reflect the increases in interest rates paid on average interest-bearing liabilities of 156 basis points and 137 basis points, respectively, offset by increases in interest rates on average interest earning assets of 105 basis points and 112 basis points, respectively, in the three and nine month periods ended September 30, 2006, as compared to the corresponding periods of 2005.

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

During the third quarter of 2006, we made provisions, totaling $270,000, for potential loan losses, as compared to $340,000 in the same quarter of 2005. At September 30, 2006, the Allowance for Loan Losses totaled $5.9 million, or 0.82% of loans then outstanding, as compared to $4.7 million, or 0.79% of loans outstanding, at September 30, 2005.

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

Noninterest Income

Noninterest income consists primarily of fees charged for services provided by the Bank on deposit accounts. The following table identifies the components of, and sets forth the percentage changes in, noninterest income in the three and nine month periods ended September 30, 2006, as compared to the same respective periods of 2005.

	Three Months Ended September 30,			Nine Months Ended September 30,
	Amount		Percentage Change 2006 vs. 2005	Amount		Percentage Change 2006 vs. 2005
	2006	2005		2006	2005
	Unaudited (Dollars in thousands)			Unaudited (Dollars in thousands)
Service fees on deposits	$174	$164	6.1%	$542	$502	8.0%
Other	215	72	198.6%	451	315	43.2%

Total	$389	$236	64.8%	$993	$817	21.5%

Noninterest Expense

The following table compares the amounts (in thousands of dollars) of the principal components of noninterest expense in the three and nine months ended September 30, 2006 and in the same three and nine month periods of 2005.

	Three Months Ended September 30,			Nine Months Ended September 30,
	Amount		Percentage Change 2006 vs. 2005	Amount		Percentage Change 2006 vs. 2005
	2006	2005		2006	2005
	Unaudited (Dollars in thousands)			Unaudited (Dollars in thousands)
Salaries and employee benefits	$2,894	$2,313	25.1%	$8,635	$6,590	31.0%
Occupancy	670	624	7.4%	1,926	1,695	13.6%
Equipment and depreciation	343	350	(2.0)%	1,027	1,180	(12.97)%
Data processing	165	137	20.4%	503	369	36.3%
Professional fees	239	368	(35.1)%	878	861	2.0%
Customer expense	221	155	42.6%	636	370	71.9%
Other operating expense(1)	729	577	26.3%	2,013	1,644	22.4%

Total	$5,261	$4,524	16.3%	$15,618	$12,709	22.9%

(1)	Other operating expense primarily consists of telephone, stationery and office supplies, regulatory, and investor relations expenses, and insurance premiums, postage, and correspondent bank fees.

Due primarily to the continued growth of our commercial banking business, non-interest expense increased by $737,000, or 16%, to $5.3 million in this year’s third quarter, and by $2.9 million, or 23%, to $15.6 million in the nine months ended September 30, 2006, in each case as compared to the respective corresponding period of 2005. Those increases were primarily attributable to (i) the addition of commercial loan officers in our Southern California Financial Centers, beginning in the second half of 2005, and (ii) the recognition, in accordance with SFAS No. 123R, of stock-based compensation in the amounts of $122,000 and $461,000, respectively, in the quarter and nine months ended September 30, 2006. By contrast, stock based compensation was not required to be recognized in prior years. Also contributing to the increase in non-interest expense in the nine months ended September 30, 2006 was the opening, in June 2005, of our new Inland Empire Financial Center in Ontario.

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

Due primarily to the growth related increases in noninterest expense, our efficiency ratio (operating expenses as a percentage of total revenues from continuing operations) in the three and nine month periods ended September 30, 2006 was 63% and 61%, respectively, as compared to 58% and 59% in the same respective periods of 2005.

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

The table below sets forth information concerning our rate sensitive assets and liabilities at September 30, 2006. The assets and liabilities are classified by the earlier of maturity or repricing dates in accordance with their contractual terms. As is described above, certain shortcomings are inherent in the method of analysis presented in this table.

	Three Months or Less	Over Three Through Twelve Months	Over One Year Through Five Years	Over Five Years	Non- Interest- Bearing	Total
	Unaudited (Dollars in thousands)
Assets
Interest-bearing deposits in other financial institutions	$198	$—	$—	$—	$—	$198
Investment in unconsolidated trust subsidiaries	—	—	—	—	837	837
Securities available for sale	14,365	35,195	122,840	57,071	—	229,471
Federal Reserve Bank and Federal Home Loan Bank stock	13,585	—	—	1,706	—	15,291
Federal funds sold	58,800	—	—	—	—	58,800
Loans, gross	305,054	66,773	254,833	84,973	—	711,633
Non-interest earning assets, net	—	—	—	—	27,448	27,448

Total assets	$392,002	$101,968	$377,673	$143,750	$28,285	$1,043,678

Liabilities and Shareholders Equity
Noninterest-bearing deposits	$—	$—	$—	$—	$186,275	$186,275
Interest-bearing deposits	246,352 (1)	183,047 (2)	88,379 (3)	—	—	517,778
Borrowings	72,116	68,000	80,000	—	—	220,116
Junior subordinated debentures	27,837	—	—	—	—	27,837
Other liabilities	—	—	—	—	6,086	6,086
Shareholders’ equity	—	—	—	—	85,586	85,586

Total liabilities and shareholders equity	$346,305	$251,047	$168,379	$0	$277,947	$1,043,678

Interest rate sensitivity gap	$45,697	$(149,079)	$209,294	$143,750	$(249,662)

Cumulative interest rate sensitivity gap	$45,697	$(103,382)	$105,912	$249,662	$—

Cumulative % of rate sensitive assets in maturity period	38%	47%	84%	97%	100%

Rate sensitive assets to rate sensitive liabilities and shareholders’ equity	113%	41%	224%	N/A	N/A

Cumulative ratio	113%	83%	114%	133%	N/A

[1]	Net of Bancorp’s savings account of $19.3 million
[2]	Net of Bancorp’s certificate of deposit of $250,000
[3]	Net of Bancorp’s certificate of deposit of $5,000,000

At September 30, 2006, our rate sensitive balance sheet was shown to be in a negative twelve-month gap position. This would imply that our net interest margin would decrease in the short–term if interest rates rise and would increase in the short-term if interest rates were to fall. However, as noted above, the extent to which our net interest margin will be impacted by changes in prevailing interests rates will depend on a number of factors, including how quickly rate sensitive assets and liabilities react to interest rate changes, the mix of our interest earning assets (loans versus other lower yielding interest earning assets, such as securities) and the mix of our interest bearing deposits (between for example, lower interest core deposits and higher cost time certificates of deposit) and our other interest bearing liabilities.

Financial Condition

Assets

Our total consolidated assets increased by $63 million, or 6%, to $1 billion at September 30, 2006 from $981 million at December 31, 2005, primarily as a result of increases in loan volume. Those increases were funded primarily by increases in deposits and proceeds from the maturity and prepayments of investment securities.

The following table sets forth the composition of our interest earning assets (in thousands of dollars) at:

	September 30, 2006	December 31, 2005
	Unaudited
Federal funds sold	$58,800	$11,400
Interest-bearing deposits with financial institutions	198	441
Federal Reserve Bank and Federal Home Loan Bank Stock, at cost	15,291	13,349
Securities available for sale, at fair value	229,471	265,556
Loans (net of allowances of $5,869 and $5,126, respectively)	705,764	650,027

Loans

The following table sets forth, in thousands of dollars, the composition, by loan category, of our loan portfolio, at September 30, 2006 and December 31, 2005:

	September 30, 2006		December 31, 2005
	Amount	Percent	Amount	Percent
	Unaudited
Commercial loans	$204,735	28.7%	$187,246	28.6%
Real estate loans	254,582	35.7%	241,866	36.9%
Residential mortgage loans	177,225	24.9%	173,685	26.5%
Construction loans	70,256	9.9%	47,056	7.2%
Consumer loans	5,443	0.8%	5,523	0.8%

Gross loans	712,241	100.0%	655,376	100.0%

Deferred fee (income) costs, net	(608)		(223)
Allowance for loan losses	(5,869)		(5,126)

Loans, net	$705,764		$650,027

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

The following table sets forth, in thousands of dollars, the maturity distribution of our loan portfolio (excluding consumer and residential mortgage loans) at September 30, 2006:

	September 30, 2006
	One Year or Less	Over One Year Through Five Years	Over Five Years	Total
	Unaudited
Real estate and construction loans(1)
Floating rate	$86,212	$18,655	$140,575	$245,442
Fixed rate	10,620	24,367	44,409	79,396
Commercial loans
Floating rate	132,519	30,235	4,588	167,342
Fixed rate	15,171	18,853	3,369	37,393

Total	$244,522	$92,110	$192,941	$529,573

(1)	Does not include mortgage loans on single and multi-family residences and consumer loans, which totaled $177.2 million and $5.4 million, respectively, at September 30, 2006.

Allowance for Loan Losses and Nonperforming Loans

Allowance for Loan Losses. The allowance for loan losses (the “Allowance”) at September 30, 2006 was $5.9 million, which represented approximately 0.82% of the loans outstanding at September 30, 2006, as compared to $5.1 million, or 0.78%, of the loans outstanding at December 31, 2005.

We carefully monitor changing economic conditions, the loan portfolio by category, the financial condition of borrowers, the history of the loan portfolio, and bank regulatory guidelines in determining the adequacy of the Allowance. We believe that the Allowance at September 30, 2006 was adequate to provide for losses inherent in the loan portfolio. However, as the volume of loans increases, additional provisions for loan losses will be required to maintain the Allowance at adequate levels. Additionally, the Allowance was established on the basis of assumptions and judgments regarding such matters as economic conditions and trends and the condition of borrowers, historical industry loan loss data and regulatory guidelines, and actual loan losses in the future could vary from the losses predicted on the basis of those assumptions, judgments and guidelines. For example, if economic conditions were to deteriorate, or interest rates were to increase significantly, which would have the effect of increasing the risk that borrowers would encounter difficulties meeting their loan payment obligations, it could become necessary to increase the Allowance by means of additional provisions for loan losses. See “—Results of Operations—Provision for Loan Losses” above.

Set forth below is a summary, in thousands of dollars, of the transactions in the allowance for loan losses for the nine months ended September 30, 2006 and the year ended December 31, 2005:

	Nine Months Ended September 30, 2006	Year Ended December 31, 2005
	Unaudited
Balance, beginning of period	$5,126	$4,032
Provision for loan losses	830	1,145
Amounts charged off	(87)	(51)

Balance, end of period	$5,869	$5,126

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

Loans classified as non-performing or impaired totaled $781,000, or 0.11% of total loans outstanding, at September 30, 2006, as compared to $1.4 million, or 0.23% of total loans outstanding, at September 30, 2005. Loans 90 days past due totaled $212,000, or 0.03% of total loans outstanding, at September 30, 2006, as compared to $1.4 million, or 0.23% of total loans outstanding, at September 30, 2005. We had no restructured loans at September 30, 2006 or 2005. At September 30, 2006, the allowance for loan losses totaled $5.9 million, or 0.82%, of core loans outstanding, as compared to $4.7 million and 0.79%, respectively, at September 30, 2005. We increased the dollar amount of the allowance for loan losses by making provisions for loan losses in the quarter and nine months ended September 30, 2006, of $270,000 and $830,000, respectively. At September 30, 2006, our average investment in impaired loans, on a year-to-date basis, was $443,000. The interest that we would have earned in the nine months ended September 30, 2006, had the impaired loans remained current in accordance with their original terms was $21,000.

Deposits

Average Balances of and Average Interest Rates Paid on Deposits. Set forth below, in thousands of dollars, are the average amounts (in thousands of dollars) of, and the average rates paid on, deposits for the nine months ended September 30, 2006:

	Nine Months Ended September 30, 2006
	Unaudited
	Average Balance	Average Rate
Noninterest-bearing demand deposits	$184,155	—
Interest-bearing checking accounts	25,451	0.66%
Money market and savings deposits	141,378	2.90%
Time deposits	274,386	4.48%

Average total deposits	$625,370	2.65%

Deposit Totals. Deposits totaled $704 million at September 30, 2006 as compared to $580 million at December 31, 2005. At September 30, 2006, noninterest-bearing deposits totaled $186 million and represented 26% of total deposits, as compared to $201 million and 35% of total deposits at December 31, 2005. At September 30, 2006, certificates of deposit in denominations of $100,000 or more totaled $203 million and represented 29% of total deposits, as compared to $136 million and 23% of total deposits at December 31, 2005. Set forth below, in thousands of dollars, is a maturity schedule of domestic time certificates of deposit outstanding at September 30, 2006:

	At September 30, 2006
	Certificates of Deposit Under $100,000	Certificates of Deposit of $100,000 or More
	Unaudited
Maturities
Three months or less	$18,915	$58,841
Over three and through twelve months	76,084	107,213
Over twelve months	51,110	37,269

Total certificates of deposit	$146,109	$203,323

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

Cash flow Provided by Financing Activities. Cash flow of $56 million was provided by financing activities during the nine months ended September 30, 2006, the source of which consisted primarily of net increases of $124 million in deposits offset by a net decrease of $69 million in net borrowings.

Cash flow From Operating Activities. Cash flow of $6 million was provided by our continuing operations during the nine months ended September 30, 2006.

Cash flow Used in Investing. In the nine months ended September 30, 2006, we used cash flow of $23 million in investing activities, primarily to fund an increase of $57 million in loans, partially offset by $38 million of proceeds from principal payments received on investment securities available for sale.

Cash flow From Discontinued Operations. Our discontinued securities brokerage business provided $98,000 in the nine months ended September 30, 2006.

Our liquid assets, which included cash and due from banks, federal funds sold, interest earning deposits with financial institutions and unpledged securities available for sale (excluding Federal Reserve Bank and Federal Home Loan Bank stock) totaled $161 million or 11% of total assets at September 30, 2006.

The relationship between gross loans and total deposits provides a useful measure of our liquidity. Since repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loan-to-deposit ratio the less liquid are our assets. On the other hand, since we realize greater yields and higher interest income on loans than we do on investments, a lower loan-to-deposit ratio can adversely affect interest income and earnings. As a result, our goal is to achieve a loan-to-deposit ratio that appropriately balances the requirements of liquidity and the need to generate a fair return on assets. At September 30, 2006, the ratio of loans-to-deposits was 101%, compared to 112% at December 31, 2005. Even though our loans-to-deposits ratio was 101%, the Company maintained adequate liquidity supported by Federal Home Loan Bank advances and securities sold under repurchase agreements.

Off Balance Sheet Arrangements

Loan Commitments and Standby Letters of Credit. In order to meet the financing needs of our customers in the normal course of business, we make commitments to extend credit and issue standby commercial letters of credit to or for our customers. At September 30, 2006 and December 31, 2005, we were committed to fund certain loans and letters of credit amounting to approximately $219 million and $156 million, respectively.

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

Contractual Obligations

Borrowings. As of September 30, 2006, we had $90 million of outstanding long-term borrowings and $124 million of outstanding short-term borrowings that we had obtained from the Federal Home Loan Bank. The table below sets forth the amounts (in thousands of dollars) of, the interest rates we pay on, and the maturity dates of these Federal Home Loan Bank borrowings. These borrowings, along with the securities sold under agreements to repurchase, have a weighted-average annualized interest rate of 4.70%.

Principal Amounts	Interest Rate	Maturity Dates	Principal Amounts	Interest Rate	Maturity Dates
(Dollars in thousands)			(Dollars in thousands)
$5,000	2.39%	October 2, 2006	$10,000	5.28%	July 19, 2007
2,000	2.4%	October 2, 2006	3,000	3.14%	September 18, 2007
7,000	4.83%	October 10, 2006	2,000	3.06%	September 24, 2007
5,000	4.96%	October 19, 2006	1,000	2.91%	October 1, 2007
5,000	4.96%	November 9, 2006	7,000	5.6%	October 9, 2007
5,000	5.48%	November 13, 2006	5,000	5.38%	January 22, 2008
10,000	5.04%	November 16, 2006	5,000	5.24%	May 2, 2008
7,000	3.18%	November 22, 2006	10,000	5.29%	May 5, 2008
5,000	2.69%	December 12, 2006	7,000	5.25%	May 19, 2008
10,000	5.03%	December 14, 2006	8,000	5.28%	June 5, 2008
5,000	2.67%	December 18, 2006	8,000	5.55%	July 10, 2008
7,000	5.56%	January 11, 2007	5,000	5.36%	July 25, 2008
10,000	5.03%	January 18, 2007	5,000	5.22%	August 8, 2008
4,000	2.5%	January 22, 2007	10,000	5.22%	October 16, 2008
5,000	2.57%	February 12, 2007	2,000	5.26%	November 5, 2008
5,000	3.87%	May 18, 2007	5,000	3.45%	February 11, 2009
7,000	4.71%	June 20, 2007	12,000	5.25%	May 1, 2009
5,000	5.49%	July 16, 2007

At September 30, 2006, U.S. Agency and Mortgage Backed securities, U.S. Government agency securities and collateralized mortgage obligations with an aggregate fair market value of $187 million and $159 million of residential mortgage and other real estate secured loans were pledged to secure these Federal Home Loan Bank borrowings, repurchase agreements, local agency deposits, and Treasury, Tax and Loan accounts.

The highest amount of borrowings outstanding at any month end during the nine months ended September 30, 2006 consisted of $274 million of borrowings from the Federal Home Loan Bank and $33 million of overnight borrowings in the form of securities sold under repurchase agreements. During 2005, the highest amount of borrowings outstanding at any month end consisted of $249 million of advances from the Federal Home Loan Bank and $40 million of overnight borrowings in the form of securities sold under repurchase agreements.

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

Set forth below, in thousands of dollars, are the principal amounts of, and certain other information regarding the terms of the Debentures that were outstanding as of September 30, 2006:

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

Under the Federal Reserve Board rulings, the borrowings evidenced by the Debentures, which are subordinated to all of our other borrowings that are outstanding or which we may obtain in the future, are eligible (subject to certain dollar limitations) to qualify, and at September 30, 2006, a total amount of $27.8 million principal amount of those Debentures qualified, as Tier I capital for regulatory purposes.

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

The following is a summary of the major components of securities available for sale and a comparison of the amortized cost, estimated fair values and gross unrealized gains and losses, in thousands of dollars, as of September 30, 2006 and December 31, 2005:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	Unaudited
September 30, 2006
Securities Available For Sale:
Mortgage-backed securities	$199,359	$10	$5,307	$194,062
Collateralized mortgage obligations	22,482	—	455	22,027

Total government and agencies securities	221,841	10	5,762	216,089
Municipal securities	11,651	244	—	11,895
Mutual fund	1,487	—	—	1,487

Total Securities Available For Sale	$234,979	$254	$5,762	$229,471

December 31, 2005
Securities Available For Sale:
U.S. agencies and mortgage-backed securities	$233,405	$10	5,621	$227,794
Collateralized mortgage obligations	25,190	—	583	24,607

Total government and agencies securities	258,595	10	6,204	252,401
Municipal securities	11,651	56	38	11,669
Mutual fund	1,486	—	—	1,486

Total Securities Available For Sale	$271,732	$66	6,242	$265,556

At September 30, 2006, U.S. Agencies and Mortgage Backed securities, U.S. Government Agency securities and collateralized mortgage obligations with an aggregate fair market value of $215 million were pledged to secure Federal Home Loan Bank borrowings, repurchase agreements, local agency deposits and Treasury, Tax and Loan accounts.

The amortized cost and estimated fair value, at September 30, 2006, of securities available for sale are shown, in thousands of dollars in the following table, by contractual maturities and historical prepayments based on the prior nine months of principal payments. Expected maturities will differ from contractual maturities and historical prepayments, particularly with respect to collateralized mortgage obligations, because borrowers may react to interest rate market conditions differently than the historical prepayment rates.

	Maturing in
	One year or less	Over one year through five years	Over five years through ten years	Over ten years	Total
(Dollars in thousands)	Unaudited
Securities available for sale, amortized cost	$42,115	$112,751	$49,887	$30,226	$234,979
Securities available for sale, estimated fair value	40,911	109,693	48,875	29,992	229,471
Weighted average yield	4.10%	4.26%	4.49%	4.63%	4.32%

The table below shows as of September 30, 2006, the gross unrealized losses and fair values (in thousands of dollars) of our investments, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	Securities With Unrealized Loss as of September 30, 2006
	Less than 12 months		12 months or more		Total
(Dollars In thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	Unaudited
US agencies and mortgage backed securities	$32,084	$(227)	$159,888	$(5,080)	$191,972	$(5,307)
Collateralized mortgage obligations	9,705	(98)	12,322	(357)	22,027	(455)
Municipal securities	—	—	—	—	—	—

Total temporarily impaired securities	$41,789	$(325)	$172,210	$(5,437)	$213,999	$(5,762)

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

The following table sets forth the amounts of capital and capital ratios of the Company (on a consolidated basis) and the Bank (on a stand alone basis) at September 30, 2006, as compared to the respective minimum regulatory requirements applicable to them.

			Applicable Federal Regulatory Requirement
	Actual		Capital Adequacy Purposes		To be Categorized Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total Capital to Risk Weighted Assets:
Company	$121,696	15.76%	$61,789	At least 8.0%	$77,237	At least 10.0%
Bank	84,730	11.15%	60,784	At least 8.0%	75,980	At least 10.0%
Tier 1 Capital to Risk Weighted Assets:
Company	$115,827	15.00%	$30,895	At least 4.0%	$46,342	At least 6.0%
Bank	78,499	10.33%	30,392	At least 4.0%	45,588	At least 6.0%
Tier 1 Capital to Average Assets:
Company	$115,827	11.23%	$41,253	At least 4.0%	$51,566	At least 5.0%
Bank	78,499	7.66%	41,002	At least 4.0%	51,252	At least 5.0%

As of September 30, 2006, based on applicable capital regulations, the Company (on a consolidated basis) and the Bank (on a stand-alone basis) qualified as well capitalized institutions under the capital adequacy guidelines described above.

Our consolidated total capital and Tier 1 capital of the Company, at September 30, 2006, include an aggregate of $27.8 million of long term indebtedness evidenced by the Junior Subordinated Debentures that we issued in 2002 and 2004 in connection with the sale of trust preferred securities. We contributed $26 million of the net proceeds from the sale of the trust preferred securities to the Bank, thereby, increasing its total capital and Tier 1 capital.

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

Risks That Could Affect Our Future Financial Performance

This Report, including the discussion and analysis of our financial condition and results of operations set forth above, contains certain forward-looking statements. Forward-looking statements set forth our estimates of, or our expectations, beliefs or views regarding our future financial performance that are based on current information and that are subject to a number of risks and uncertainties that could cause our actual operating results and financial performance in the future to differ significantly from those expected at the current time. Those risks and uncertainties include, although they are not limited to, the following:

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

Our management, under the supervision and with the participation of our Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures in effect as of September 30, 2006. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2006, our disclosure controls and procedures were effective to provide reasonable assurance that material information, relating to the Company and its consolidated subsidiaries, required to be included in our Exchange Act reports, including this Quarterly Report on Form 10-Q, is made known to management, including the Chief Executive Officer and Chief Financial Officer, on a timely basis.

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2006 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

ITEM 6. EXHIBITS

The following documents are filed as Exhibits to this Quarterly Report on Form 10-Q:

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

PACIFIC MERCANTILE BANCORP

Date: November 8, 2006	By:	/s/ NANCY A. GRAY
Nancy A. Gray, Chief Financial Officer

S-1

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

E-1