Form 10-K
period 2006-12-31
PACIFIC MERCANTILE BANCORP
filed 2007-03-15
CIK 1109546

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Securities registered pursuant to Section 12(b) of the Act: Common Stock, without par value

Securities registered pursuant to Section 12(g) of the Act: None

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

The aggregate market value of voting shares held by non-affiliates of registrant as of June 30, 2006, which was determined on the basis of the closing price of registrant’s shares on that date, was approximately $168,100,000.

As of March 8, 2007, there were 10,335,364 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Except as otherwise stated therein, Part III of the Form 10-K is incorporated by reference from the Registrant’s Definitive Proxy Statement which is expected to be filed with the Commission on or before April 29, 2007 for its 2007 Annual Meeting of Shareholders.

PACIFIC MERCANTILE BANCORP

ANNUAL REPORT ON FORM 10K

FOR THE YEAR ENDED DECEMBER 31, 2006

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

Background

Pacific Mercantile Bancorp is a California corporation that owns all of the stock of Pacific Mercantile Bank, a California state chartered commercial bank (which, for convenience, will sometimes be referred to in this report as the “Bank” or “our Bank”). The capital stock of the Bank is our principal asset and substantially all of our business operations are conducted by the Bank which, as a result, accounts for substantially all of our revenues and income. As the owner of a commercial bank, Pacific Mercantile Bancorp is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (the “Bank Holding Company Act”) and, as such, our operations are regulated by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). See “Supervision and Regulation” below in this Report. For ease of reference, we will sometimes use the terms “Company,” “we” or “us” in this Report to refer to Pacific Mercantile Bancorp on a consolidated basis and “PM Bancorp” or the “Bancorp” to refer to Pacific Mercantile Bancorp on a “stand-alone” or unconsolidated basis.

The Bank, which is headquartered in Orange County, California, approximately 40 miles south of Los Angeles, conducts a commercial banking business in Orange, Los Angeles, San Bernardino and San Diego counties. The Bank is also a member of the Federal Reserve System and its deposits are insured, to the maximum extent permitted by law, by the Federal Deposit Insurance Corporation (commonly known as the “FDIC”).

At December 31, 2006, our total assets, net loans, and total deposits had grown to $1.04 billion, $741 million and $718 million, respectively. Additionally, as of that date a total of approximately 10,500 deposit accounts were being maintained at the Bank by our customers, of which approximately 36% were business customers. Currently we operate eight full service commercial banking offices (which we refer to as “financial centers”) and an internet banking branch at www.pmbank.com. Due to the Bank’s internet presence, the Bank has customers who are located in 49 states and the District of Columbia, although the vast majority of our customers are located in Southern California.

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

Banking and Financial Center Locations	County	Opened for Business
San Juan Capistrano, California	Orange	August 1999(1)
Costa Mesa, California	Orange	June 2001
Beverly Hills, California	Los Angeles	July 2001
La Jolla, California	San Diego	June 2002
La Habra, California	Orange	September 2003
Long Beach, California	Los Angeles	September 2004
Ontario, California	San Bernardino	July 2005

(1)	This financial center was originally established in San Clemente, California. It was relocated to San Juan Capistrano, in Orange County, during the second quarter of 2006.

According to data published by the FDIC, at September 30, 2006 there were approximately 148 commercial banks operating with banking offices located in the counties of Los Angeles, Orange, San Diego, Riverside and San Bernardino in Southern California. Of those commercial banks, 18 have assets in excess of $2 billion (several of which operate in multiple states); 108 have assets under $500 million (which are often referred to as “community banks”); 11 have assets between $500 million and $1 billion, and only 11, including our Bank, had assets ranging between $1 billion and $2 billion. As a result, we believe that we are well-positioned to achieve further growth in Southern California.

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

Deposit Products

Deposits are a bank’s principal source of funds for making loans and acquiring other interest earning assets. Additionally, the interest expense that a bank must incur to attract and maintain deposits has a significant impact on its operating results. A bank’s interest expense, in turn, will be determined in large measure by the types of deposits that it offers to and is able to attract from its customers. Generally, banks seek to attract “core deposits” which consist of demand deposits that bear no interest and low cost interest-bearing checking, savings and money market deposits. By comparison time deposits (also sometimes referred to as “certificates of deposit”), including those in denominations of $100,000 or more, usually bear much higher interest rates and are more interest-rate sensitive and volatile than core deposits. A bank that is not able to attract significant amounts of core deposits must rely on more expensive time deposits or alternative sources of fund, such as Federal Home Loan Bank borrowings, to fund interest-earning assets, which means that its costs of funds will be higher and, as a result, its net interest margin is likely to be lower, than a bank with higher proportion of core deposits. See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS — Financial Condition-Net Interest Income.”

The following table sets forth, by type of deposit, the year-to-date average balances and total amounts of the deposits maintained by our customers as of December 31, 2006:

	December 31, 2006
	Year-to-Date Average Balance	Balance at
	(In thousands)
Type of Deposit
Noninterest-bearing checking accounts	$184,155	$189,444
Interest-bearing checking accounts(1)	24,490	25,657
Money Market and savings deposits(1)	142,416	127,884
Certificates of deposit(2)	296,070	374,808

Totals	$647,131	$717,793

(1)

Includes savings accounts and money market accounts. Excludes money market deposits maintained at the Bank by PM Bancorp with an annual average balance of $20.4 million for the year ended and a balance of $23.3 million at December 31, 2006,

(2)

Time certificates of deposit in varying denominations under and over $100,000. Excludes certificates of deposit maintained by PM Bancorp at the Bank with an average balance for the year ended and a balance at December 31, 2006 of $5.3 million.

Loan Products

We offer our customers a number of different loan products, including commercial loans and credit lines, accounts receivable and inventory financing, SBA guaranteed business loans, commercial real estate and construction loans, and consumer loans. The following table sets forth the types and the amounts of our loans that were outstanding:

	At December 31, 2006
	Amount	Percent of Total
	(Dollars in thousands)
Commercial loans	$230,960	30.9%
Real estate loans	254,483	34.0
Residential mortgage loans(1)	174,795	23.4
Construction loans	81,853	11.0
Consumer loans	5,401	0.7

Total	$747,492	100.0%

(1)

Residential mortgage loans consisted primarily of mortgage loans obtained to finance the purchase or refinance single family and multi-family residences, which include $12 million of home equity lines of credit and $74 million of single family mortgage loans.

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

Single-family mortgages consist principally of adjustable rate loans, except that in some cases they have fixed interest rates for the initial 5 years of the loan term and adjust thereafter. The majority of these loans were made for the purchase of, or refinancing of existing loans on, owner occupied homes. The Bank is not currently originating residential mortgage loans for sale to investors.

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

Business Banking Services

We offer various banking and financial services designed primarily for our business banking customers. Those services include:

•

Financial management tools and services that include multiple account control, account analysis, transaction security and verification, wire transfers, bill payment, payroll and lock box services, most of which are available at our Internet website, www.pmbank.com;

•

Automated clearinghouse (ACH) origination services for businesses that charge for their services or products on a recurring monthly or other periodic basis, which enable them to obtain payment from their customers through an automatic, pre-authorized debit from their customers’ bank accounts anywhere in the United States; and

•

Electronic check origination and processing that allows businesses, including Internet retailers, to accept payment from their customers in the form of an electronic check that we are able to debit electronically from their customers’ bank accounts at any bank in the United States.

Convenience Banking Services

We also offer a number of services and products that make it more convenient to conduct banking transactions, such as Internet banking services, ATMs, night drop services and courier and armored car services that enable our business customers to order and receive cash without having to travel to our banking offices.

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

Bank-Wide Security Measures

•

Service Continuity. In order to better ensure continuity of service, we have located our critical file servers and computer and telecommunications systems at an offsite hardened and secure data center. This center provides the physical environment necessary to keep servers up and running 24 hours a day, 7 days a week. This data center has raised floors, HVAC temperature control systems with separate cooling zones, seismically braced racks, and generators to keep the system operating during power outages and has been designed to withstand fires and major earthquakes. The center also has a wide range of physical security features, including smoke detection and fire suppression systems, motion sensors, and 24x7 secured access, as well as video camera surveillance and security breach alarms. The center is connected to the Internet by redundant high speed data circuits with advanced capacity monitoring.

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

Internet Security Measures

We maintain electronic and procedural safeguards that comply with federal regulations to guard nonpublic personal information. We regularly assess and update our systems to improve our technology for protecting information. On our website, the security measures include:

•	Secure Sockets Layer (SSL) protocol,

•	Digital certificates,

•	Multi-factor authentication (MFA),

•	Intrusion detection systems, and

•	Firewall protection.

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

Discontinued Businesses

Wholesale Mortgage Lending Business. In the second quarter of 2005, we decided to discontinue the Bank’s wholesale mortgage lending business in order to focus our capital and other resources on the growth of its commercial banking business. The wholesale mortgage lending business, which was commenced in 2001, originated residential mortgage loans that, for the most part, qualified for resale to long-term investors in the secondary residential mortgage market. In most instances, the Bank funded these loans at the time of their origination and sold them to investors in the secondary market, generally within 30 days of funding. We earned loan origination and processing fees, which were recorded as noninterest income.

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

We completed our exit from the wholesale mortgage lending business in the fourth quarter of 2005.

Retail Securities Brokerage Business. In December 2002 we began offering our customers retail securities brokerage services through PMB Securities Corp., a wholly-owned subsidiary that is a securities broker-dealer that is registered with the Securities and Exchange Commission, and is a member of the National Association of Securities Dealers, Inc. (the “NASD”). In the second quarter of 2006, we sold our retail securities brokerage company.

Accordingly, our commercial banking business comprises our continuing operations, while the wholesale mortgage lending business and retail securities brokerage business are classified as discontinued operations in our consolidated financial statements.

As part of our retail commercial banking business, we continue to offer and make mortgage loans on multi-family residences and, to a lesser extent, on single family residences. However, we generally retain these loans in our loan portfolio, rather than reselling them into the secondary mortgage market.

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

Competitive Conditions in Internet Banking

There are a number of banks that offer services exclusively over the internet, such as NetBank and E*TRADE Bank, and other banks, such as Bank of America and Wells Fargo Bank, that market their internet banking services to their customers nationwide. We believe that only the larger of the commercial banks with which we compete offer the comprehensiveness of internet banking services that we offer to our customers. However, an increasing number of community banks are beginning to offer internet banking services by relying on third party vendors to provide the functionality they need to provide such services. Additionally, many of the larger banks do have greater market presence and greater financial resources to market their internet banking service than do we. Moreover, new competitors and competitive factors are likely to emerge, particularly in view of the rapid development of internet commerce. On the other hand, there have been some recently published reports indicating that the actual rate of growth in the use of the internet banking services by consumers and businesses is lower than had been previously predicted and that many customers still prefer to be able to conduct at least some of their banking transactions at local banking offices. We believe that these findings support our strategic decision, made at the outset of our business, to offer customers the benefits of both traditional and internet banking services. We also believe that this strategy has been an important factor in our growth to date and will contribute to our growth in the future. See “BUSINESS — Background — Our Business Plan — Business Strategy” earlier in this Section of this Report.”

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

The Company also is a bank holding company within the meaning of Section 3700 of the California Financial Code. As such, we are subject to examination by, and may be required to file reports with, the California Department of Financial Institutions (“DFI”).

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

Before a bank holding company may engage in any of the financial activities authorized by that Act, it must file an application with its Federal Reserve Bank that confirms that it meets certain qualitative eligibility requirements established by the FRB. A bank holding company that meets those qualifications and files such an application will be designated as a “financial holding company”, as a result of which it will become entitled to affiliate with securities firms and insurance companies and engage in other activities, primarily through non-banking subsidiaries, that are financial in nature or are incidental or complementary to activities that are financial in nature. According to current Federal Reserve Board regulations, activities that are financial in nature and may be engaged in by financial holding companies, through their non-bank subsidiaries, include:

•	securities underwriting; dealing and market making;

•	sponsoring mutual funds and investment companies;

•	engaging in insurance underwriting and brokerage; and

•	engaging in merchant banking activities.

A bank holding company that does not qualify as a financial holding company may not engage in such financial activities. Instead, as discussed above, it is limited to engaging in banking and such other activities that have been determined by the Federal Reserve Board to be closely related to banking.

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

The Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 (i) established new requirements with respect to oversight and supervision of public accounting firms, and (ii) required the implementation measures designed to improve corporate governance of companies with securities registered under the Securities and Exchange Act of 1934, as amended (“public companies”) and which, therefore, apply to us. Among other things, the Sarbanes-Oxley Act:

•

Provided for the establishment of a five-member oversight board, known as the Public Company Accounting Oversight Board (the “PCAOB”), which is appointed by the Securities and Exchange Commission and that is empowered to set standards for and has investigative and disciplinary authority over accounting firms that audit the financial statements of public companies.

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

•

Requires, pursuant to Section 404 of the Act, that (i) the chief executive and chief financial officer of a public company to test and certify to the effectiveness of their company’s internal control over financial reporting, and (ii) the company’s outside auditors to independently test and issue a report as to whether the company’s internal control over its financial reporting is effective and whether there are any material weaknesses or significant deficiencies in those financial controls.

•

Requires a majority of a the directors of public company to be independent of the company’s management and that the directors that serve on a public company’s audit committee meet standards of independence that are more stringent than those that apply to non-management directors generally.

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

We have taken the actions required by, and we believe we are in compliance with the provisions of the Sarbanes-Oxley Act that are applicable to us. Among other things, we have implemented disclosure controls and procedures and taken other actions to meet the expanded disclosure requirements and certification requirements of the Sarbanes-Oxley Act. Additionally, our Chief Executive and Chief Financial Officers have tested and have determined that our internal control over financial reporting was effective as of December 31, 2006 and our independent registered public accounting firm has issued its attestation report, which is contained in Item 9A of this Annual Report, regarding the effectiveness of our internal control over financial reporting and have concluded that management’s assessment that our internal control over financial reporting was effective as of December 31, 2006 was fairly stated. We also have determined that six of our seven directors meet the independence requirements of, and that all members of our audit committee meet the more stringent standards of independence applicable to audit committee membership pursuant to, the Sarbanes-Oxley Act.

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

If, as a result of an examination of a federally regulated bank, its primary federal bank regulatory agency, such as the Federal Reserve Board, were to determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of a bank’s operations had become unsatisfactory or that the bank or its management was in violation of any law or regulation, that agency has the authority to take a number of different remedial actions as it deems appropriate under the circumstances. These actions include the power to enjoin “unsafe or unsound” banking practices; to require affirmative action to correct any conditions resulting from any violation or practice; to issue an administrative order that can be judicially enforced; to require the bank to increase its capital; to restrict the bank’s growth; to assess civil monetary penalties against the bank or its officers or directors; to remove officers and directors of the bank; and, if the federal agency concludes that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate a bank’s deposit insurance, which in the case of a California chartered bank would result in revocation of its charter and require it to cease its banking operations. Additionally, under California law the DFI has many of the same remedial powers with respect to the Bank, because it is a California state chartered bank.

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

We believe that the deficiencies that raised the concerns expressed by the Federal Reserve were largely due to the rapid growth of and the increased volume of loans originated by our wholesale mortgage loan division, largely as a result of the real estate finance “boom” that was triggered by the steep decline in mortgage interest rates during the three year period between 2000 and 2003. As a result of our decision to discontinue the operations of that division, our mortgage loan volume has been substantially reduced and, consequently, we expect to be able to address and resolve in a satisfactory manner the concerns expressed by the Federal Reserve Bank. Additionally, the Memorandum of Understanding primarily requires us to adopt new compliance procedures and policies and implement new training programs for our lending staff that are designed (i) provide greater oversight by management over our mortgage lending operations, (ii) to minimize failures by our lending personnel to meet the requirements of our mortgage lending compliance policy, and (iii) to enable us to identify and correct, in an expeditious manner, any compliance failures by our lending personnel. As a result, we do not expect that the Memorandum of Understanding, or the actions it requires us to take, will have a material effect on our results of operations or our financial condition.

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

These guidelines require banking organizations to maintain a ratio of qualifying total capital to risk-adjusted assets of at least 8% and a minimum ratio of Tier 1 capital to risk-adjusted assets of 4%. Tier 1 capital consists principally of common stock and non-redeemable preferred stock, retained earnings and, to a limited extent, subordinated long term debentures or notes that meet certain conditions established by the Federal Reserve Board. See MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS — Capital Resources” in Item 7 in Part II of this Report. In addition to the risk-based guidelines, federal banking regulators require banking organizations to maintain a ratio of Tier 1 capital to total average assets of 4%, which is referred to as “the leverage” ratio. However, for a banking organization to be rated by a bank regulatory agency above minimum capital requirements, its minimum leverage ratio must be higher than 4%.

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

Prompt Corrective Action and Other Enforcement Mechanisms to Resolve Capital Deficiencies. Federal banking agencies possess broad powers to take corrective and other supervisory action to resolve the problems of FDIC-Insured banks and other depository institutions, including those institutions that fall below one or more prescribed minimum capital ratios.

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

The following table sets forth, as of December 31, 2006, the capital ratios of the Company (on a consolidated basis) and the Bank (on a stand alone basis) and compares those capital ratios to the federally established capital requirements that must be met for a bank holding company or a bank to be deemed “adequately capitalized” or “well capitalized” under the prompt corrective action regulations that are described above:

		To Be Classified As
At December 31, 2006	Actual	Adequately Capitalized	Well Capitalized
Total Capital to Risk Weighted Assets
Company	15.4%	At least 8.0%	At least 10.0%
Bank	11.0%	At least 8.0%	At least 10.0%
Tier I Capital to Risk Weighted Assets
Company	14.6%	At least 4.0%	At least 6.0%
Bank	10.2%	At least 4.0%	At least 6.0%
Tier I Capital to Average Assets
Company	11.4%	At least 4.0%	At least 5.0%
Bank	7.9%	At least 4.0%	At least 5.0%

As the table indicates, at December 31, 2006 the Company (on a consolidated basis) and the Bank (on a stand-alone basis) exceeded the capital ratios required for classification as well capitalized institutions, under federally mandated capital standards and federally established prompt corrective action regulations.

Safety and Soundness Standards. In addition to measures taken under the prompt corrective action provisions, banking organizations may be subject to potential enforcement actions by the federal regulators for unsafe or unsound practices or for violating any law, rule, regulation, or any condition imposed in writing by its primary federal banking regulatory agency or any written agreement with that agency. The federal banking agencies have adopted guidelines designed to identify and address potential safety and soundness concerns that could, if not corrected, lead to deterioration in the quality of a bank’s assets, liquidity or capital. Those guidelines set forth operational and managerial standards relating to such matters as:

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

FDIC Deposit Insurance

The FDIC operates a Bank Insurance Fund (“BIF”) which insures the deposits, up to federally prescribed limits, of those banks that are subject to regulation by a federal banking regulatory agency and have elected to participate in that Fund (“BIF Members”). The Bank is a BIF Member and, as a result, its deposit accounts are insured up to the maximum amount permitted by law. The FDIC charges all BIF Members an annual assessment (essentially an insurance premium) for the insurance of their deposits. The amount of a bank’s annual assessment is based on its relative risk of default as measured by (i) the institution’s federal regulatory capital risk category, which can range from well capitalized to less than adequately capitalized, and (ii) its supervisory subgroup category, which is based on the federal regulatory assessment of the financial condition of the institution and the probability that federal regulatory corrective action will be required. The assessment rate currently ranges from 0 to 27 cents per $100 of domestic insured deposits. The FDIC has the authority to increase or decrease the rate of the assessment on a semi-annual basis. An increase in the assessment rate would increase the Bank’s costs of doing business. BIF assessments are recorded as noninterest expense in the Company’s statement of operations.

On February 8, 2006, the President signed the Federal Deposit Insurance Reform Act of 2005 into law. The Reform Act requires the FDIC to establish a new risk-based system for determining BIF assessments to replace the existing system used in making such determinations. Pursuant to the Reform Act, the FDIC has adopted, by rule making, a system that places FDIC insured banking institutions into risk categories based on criteria consisting of their respective capital levels and supervisory ratings. The assessment rates will vary based on the risk category to which a bank is assigned: banking institutions with a risk grade of 2, 3 or 4 will have uniform BIF assessment rates from 10 to 43 basis points per $100 of assessable deposits. Institutions with a risk grade of 1, which indicates a relatively low level of risk, will be assessed between 5 to 7 basis points. The assessments, under this new system will commence in June 2007, based on a bank’s quarterly report of its financial condition and operating results (commonly known as a bank’s “call report”) for the quarter ending March 31, 2007.

All FDIC-insured depository institutions also are required to pay an annual assessment for the payment of interest on bonds (known as “FICO Bonds”) that were issued by the Financing Corporation, a federally chartered corporation, to assist in the recovery of the savings and loan industry following the failure of numerous savings and loan institutions in the 1980s. Effective for the first quarter of 2007, the FDIC established the FICO assessment rate at approximately $0.0133 per $100 of assessable deposits of the insured banks. The FICO assessment rate for the fourth quarter of 2006 was approximately $0.0124 per $100 of assessable deposits of the insured banks. The FICO assessment rates are adjusted quarterly by the FDIC to reflect changes in the assessment bases of the FDIC’s insurance funds and, unlike the BIF assessments, do not vary on the basis of a bank’s capital or supervisory risk categories.

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

Community Reinvestment Act and Fair Lending Developments

The Bank is subject to fair lending requirements and the evaluation of its small business and home mortgage lending operations under the Community Reinvestment Act (“CRA”). That Act generally requires the federal banking agencies to evaluate the record of a bank in meeting the credit needs of its local communities, including those of low- and moderate-income neighborhoods in its service area. A bank may be subject to substantial penalties and corrective measures for a violation of fair lending laws. Federal banking agencies also may take compliance with fair lending laws into account when regulating and supervising other activities of a bank or its bank holding company.

A bank’s compliance with its CRA obligations is based on a performance-based evaluation system which determines bank’s CRA ratings on its community lending service and community development performance. When a bank holding company applies for approval to acquire a bank or another bank holding company, the Federal Reserve Board will review the CRA assessment of each of the subsidiary banks of the applicant bank holding company, and those records may be the basis for denying the application.

USA Patriot Act of 2001

In October 2001, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (USA Patriot Act) of 2001 was enacted into law in response to the September 11, 2001 terrorist attacks. The USA Patriot Act was adopted to strengthen the ability of U.S. law enforcement and intelligence agencies to work cohesively to combat terrorism on a variety of fronts.

Of particular relevance to banks and other federally insured depository institutions are the USA Patriot Act’s sweeping anti-money laundering and financial transparency provisions and various related implementing regulations that:

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

Check Clearing for the Twenty-First Century Act. The Check Clearing for the Twenty-First Century Act, also known as “Check 21”, which became effective on October 28, 2004, was adopted to revamp the way in which banks process checks. Check 21 facilitates check truncation, a process which eliminates the original paper check from the check clearing process. Under Check 21, as a bank processes a check, funds from the check writer’s account are transferred to the check depositor’s account electronically, and an electronic image of the check, which is a processable printout known as a substitute check or Image Replacement Document (IRD), is considered the legal equivalent of the original check. Banks can choose to send substitute checks as electronic files to be printed on-site or in close proximity to the paying bank. For financial institutions and their clients, these changes have the potential to reduce costs, improve efficiency in check collections and accelerate funds availability, while alleviating dependence on the national transportation system.

Interstate Banking and Branching

The Bank Holding Company Act permits bank holding companies from any state to acquire banks and bank holding companies located in any other state, subject to various conditions including nationwide- and state-imposed concentration limits. The Bank also has the ability, subject to certain restrictions, to acquire bank branches outside California either by acquisition from or a merger with another bank. The establishment by a state bank of new bank branches (often referred to as “de novo” branches) in other states is also possible in states with laws that expressly permit it. Interstate branches are subject to laws of the states in which they are located. Consolidations of and competition among banks have increased as banks have begun to branch across state lines and enter new markets

Employees

As of December 31, 2006, we employed 139 persons on a full-time equivalent basis. None of our employees are covered by a collective bargaining agreement. We believe relations with our employees are good.

Information Available on our Website

Our Internet address is www.pmbank.com. We make available on our website, free of charge, our filings made with the SEC electronically, including those on Form 10-K, Form 10-Q, and Form 8-K, and any amendments to those filings. Copies of these filings are available as soon as reasonably practicable after we have filed or furnished these documents to the SEC (at www.sec.gov).

ITEM 1A.	RISK FACTORS

This Report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7 in Part II of this Report, contains certain forward-looking statements. Forward-looking statements contain estimates of, or our expectations, beliefs or views regarding, our future financial performance, which are based on current information and are subject to a number of risks and uncertainties that could cause our actual operating results and financial performance in the future to differ, possibly significantly, from set forth in the forward-looking statements. Accordingly, for that reason, you should not place undue reliance on those forward-looking statements. Those risks and uncertainties include, although they are not limited to, the following:

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

Additionally, real estate values in California increased rapidly during the past several years. In the event that these values are not sustained or other events, such as earthquakes or fires, that may be more prevalent in Southern California than in other geographic areas, cause a decline in real estate values, our collateral coverage for our loans will be reduced and we may suffer increased loan losses.

National economic conditions and changes in Federal Reserve monetary policies could affect our operating results

Our ability to achieve and sustain our profitability is substantially dependent on our net interest income. Like most banking organizations and other depository institutions, our net interest income is affected by a number of factors outside of our control, including changes in market rates of interest which, in turn, are affected by changes in national economic conditions and national monetary policies adopted by the Federal Reserve Board. From 2001 and continuing until June 30, 2004, the Federal Reserve Board followed a policy of reducing interest rates in an effort to stimulate the national economy. Those interest rate reductions, coupled with sluggishness in the economy, led to decreases in our net interest margin during 2003 and made it more difficult to increase earnings. We cannot predict whether the current improvement in the economy will continue, or whether the Federal Reserve Board’s increases in interest rates that began in the second half of 2004 and, to date, have totaled 425 basis points, will enable us to increase our net interest margins.

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

Expansion of existing financial centers might not achieve expected growth or increases in profitability

We have grown substantially in the past seven years by (i) opening new financial centers in population centers, and (ii) adding banking professionals at our existing financial centers, with the objective of attracting additional customers including, in particular, small to medium size businesses, that will add to our profitability. We intend to continue that growth strategy. However, there is no assurance that we will continue to be successful in achieving this objective. Implementation of this strategy will require us to incur expenses in establishing new financial centers or adding banking professionals, long before we are able to attract, and with no assurance that we will succeed in attracting, a sufficient number of new customers that will enable us to generate the revenues needed to increase our profitability. As a result, our earnings could decline if we are unable to successfully implement this strategy.

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

In February 2006, we entered into a Memorandum of Understanding with the Federal Reserve Bank of San Francisco as a result of criticisms and concerns it had with respect to our mortgage loan regulatory compliance program. The Memorandum of Understanding requires us to take a number of actions that were designed to strengthen, and to satisfactorily resolve the criticisms and concerns expressed by the Federal Reserve Bank with respect to, that compliance program. Those actions included adopting new compliance procedures and policies and implementing new training programs for our lending staff that are designed (i) to assure greater oversight by management over our mortgage lending operations, (ii) to minimize failures by our lending personnel to meet the requirements of our mortgage lending regulatory compliance policies, and (iii) to enable us to identify and correct, in an expeditious manner, any compliance failures by our lending personnel. We expect that we will be able to address and resolve, in a satisfactory manner, the concerns of the Federal Reserve Bank that led to the issuance of the Memorandum of Understanding and that neither the Memorandum, nor the actions it requires us to take, will have a material effect on our results of operations or our financial condition. However, if we fail to implement the actions required by the Memorandum of Understanding or to satisfactorily resolve the concerns of the Federal Reserve Bank, it could impose restrictions on our business that could have a material adverse effect on our results of operations. Additional information regarding the Memorandum of Understanding is set forth in Part I of this Report under the caption “Supervision and Regulation”.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Set forth below is information regarding our headquarters offices, our eight existing financial services centers. All of our offices are leased.

Location	Square Footage	Lease Expiration Date
Headquarters Offices and Internet Banking Facility:
Costa Mesa, California	21,000	May, 2009
Financial Centers:
Costa Mesa, California	3,000	June, 2009
Newport Beach, California	10,500	June, 2011
San Juan Capistrano, California	7,600	February, 2013
Beverly Hills, California	4,600	June, 2011
La Jolla, California	3,800	February, 2012
La Habra, California	6,000	January, 2008
Long Beach, California	6,700	August, 2010
Ontario, California	5,000	February, 2011

The Bank subleases 2,100 square feet of office space in Newport Beach, California.

We will continue to evaluate and seek office space for additional financial centers to be located in other areas of Southern California in furtherance of our growth strategy. See “BUSINESS — Our Business Strategy.”

ITEM 3.	LEGAL PROCEEDINGS

We are subject to legal actions that arise from time to time in the ordinary course of our business. Currently there are no pending legal proceedings that we believe would be material to our financial condition or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is information, as of March 9, 2007, regarding our principal executive officers:

Name and Age	Position with Bancorp and the Bank
Raymond E. Dellerba, 59	President and Chief Executive Officer
Nancy Gray, 56	Executive Vice President and Chief Financial Officer

There is no family relationship between the above-named officers.

Raymond E. Dellerba has served as President, Chief Executive Officer and a Director of the Company and the Bank since the dates of their inception, which were January 2000 and November 1998, respectively, pursuant to a multi-year employment agreement. From February 1993 to June 1997, Mr. Dellerba served as the President, Chief Operating Officer and director of Eldorado Bank, and as Executive Vice President and a director of its parent company, Eldorado Bancorp. Mr. Dellerba has more than 30 years of experience as a banking executive, primarily in Southern California and in Arizona.

Nancy Gray, who is a certified public accountant, has been an Executive Vice President and the Chief Financial Officer of the Company and the Bank since May 2002. From 1980 through 2001, Ms. Gray was Senior Vice President and Financial Executive of Bank of America in Southern California, Missouri, Georgia, and Texas.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES

Trading Market for the Company’s Shares

Our common stock is traded on the NASDAQ National Market under the symbol “PMBC.” The following table presents the high and low sales prices for our common stock, as reported on the NASDAQ National Market for each of the calendar quarters indicated below:

	High	Low
Year Ended December 31, 2006
First Quarter	$19.99	$17.37
Second Quarter	$19.88	$15.32
Third Quarter	$17.69	$15.98
Fourth Quarter	$18.19	$15.98

Year Ended December 31, 2005
First Quarter	$18.00	$13.41
Second Quarter	$14.88	$11.92
Third Quarter	$18.35	$13.96
Fourth Quarter	$18.99	$17.09

The high and low per share sale prices of our common stock on the NASDAQ National Market on March 8, 2007, were $14.05 and $14.19, respectively. As of March 8, 2007 there were approximately 204 holders of record of our common stock.

Stock Price Performance

The following graph compares the stock performance of our common stock, in each of the years in the five year period ended December 31, 2006, with that of (i) the companies included in the Russell 2000 Index, and (ii) an index, published by SNL Securities L.C. (“SNL”) and known as the SNL Western Bank Index, which is comprised of 72 banks and bank holding companies whose shares are listed on NASDAQ or the New York Stock Exchange and most of which are based in California and the remainder of which are based in nine other western states, including Oregon, Washington and Nevada. We believe that the banks and bank holding companies comprising the SNL Western Bank Index are comparable to us, in terms of the markets on which their shares trade, and their size and market capitalizations.

	At December 31,
Index	2001	2002	2003	2004	2005	2006
Pacific Mercantile Bancorp	100.00	90.44	120.87	218.50	217.12	202.39
Russell 2000	100.00	79.52	117.09	138.55	144.86	171.47
SNL Western Bank Index	100.00	109.41	148.21	168.43	175.36	197.86

The Stock Performance Graph assumes that $100 was invested in the Company on December 31, 2001, and, at that same date, in the Russell 2000 Index, and the SNL Western Bank Index and that any dividends paid in the indicated periods were reinvested. Shareholder returns shown in the Performance Graph are not necessarily indicative of future stock performance.

Dividend Policy and Share Repurchase Program

Our Board of Directors has followed the policy of retaining earnings to support the growth of the Company’s banking franchise. However, the Board intends during 2007 to review the Company’s internally generated cash flows and its requirements for cash to determine whether to pay a cash dividends to shareholders during 2007. There can be no assurance that such a policy will be adopted.

In July 2005, our Board of Directors concluded that, at prevailing market prices, the Company’s shares represented an attractive investment opportunity and, therefore, that repurchases of Company shares would be a good use of Company funds. As a result, the Board of Directors approved a share repurchase program, which authorizes the Company to purchase up to two percent (2%) of the Company’s outstanding common shares, which are approximately 200,000 shares in total. That program provides for share repurchases to be made in the open market or in private transactions, in accordance with applicable Securities and Exchange Commission rules, when opportunities become available to purchase shares at prices believed to be attractive. The Company is under no obligation to repurchase any shares under the share repurchase program and the timing, actual number and value of shares that are repurchased by the Company under this program will depend on a number of factors, including the Company’s future financial performance and available cash resources, competing uses for its corporate funds, prevailing market prices of its common stock and the number of shares that become available for sale at prices that the Company believes are attractive, as well as any regulatory requirements applicable to the Company. To date we have not purchased any shares under this program.

Restrictions on the Payment of Dividends

Cash dividends from the Bank represent the principal source of funds available to the Bancorp, which it might use to pay dividends or for other corporate purposes, such as expansion of its business. Therefore, government regulations, including the laws of the State of California, as they pertain to the payment of cash dividends by California state chartered banks, limit the amount of funds that would be available to the Bancorp to pay cash dividends or fund other expenditures in the future. In particular, California law places a statutory restriction on the amounts of cash dividends a bank may pay to its shareholders. Under that law, cash dividends by a California state chartered bank may not exceed, in any calendar year, the lesser of (i) the sum of its net income for the year and its retained net income from the preceding two years (after deducting all dividends paid during the period), or (ii) the amount of its retained earnings. At December 31, 2006, the Bank’s retained earnings totaled approximately $23.5 million.

Additionally, because the payment of cash dividends has the effect of reducing capital, the capital requirements imposed on bank holding companies and commercial banks often operate, as a practical matter, to preclude the payment, or limit the amount of, cash dividends that might otherwise be permitted by California law; and the federal bank regulatory agencies, as part of their supervisory powers, generally require insured banks to adopt dividend policies which limit the payment of cash dividends much more strictly than do applicable state laws.

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

Equity Compensation Plans

Certain information, as of December 31, 2006, with respect to our equity compensation plans is set forth in Item 12, in Part III, of this Report.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The selected statement of operations data set forth below for the fiscal years ended December 31, 2006, 2005 and 2004, and the selected balance sheet data as of December 31, 2006 and 2005, are derived from consolidated financial statements of the Company audited by Grant Thornton LLP, independent registered public accounting firm. Those consolidated financial statements, together with the notes thereto, are included in Item 8 of this Report and the data set forth below should be read in conjunction with those consolidated financial statements and also with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of this Report. The selected statement of operations data for the years ended December 31, 2003 and 2002 and the selected balance sheet data as of December 31, 2004, 2003 and 2002 are derived from consolidated financial statements audited by Grant Thornton LLP, which are not included in this Report.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands except per share information)
Selected Statement of Operations Data:
Total interest income	$63,800	$45,995	$33,352	$22,897	$15,576
Total interest expense	31,418	17,298	11,694	10,477	5,272

Net interest income	32,382	28,697	21,658	12,420	10,304
Provision for loan losses	1,105	1,145	973	1,515	755

Net interest income after provision for loan losses	31,277	27,552	20,685	10,905	9,549
Noninterest income	1,266	1,053	2,010	1,979	1,344
Noninterest expense	20,683	17,493	14,311	12,945	12,064

Income before income taxes	11,860	11,112	8,384	(61)	(1,171)
Income tax expense (benefit)	4,739	4,547	3,462	(197)	(486)

Income (loss) from continuing operations	7,121	6,565	4,922	136	(685)
Loss (income) from discontinued operations, net of taxes	(189)	(841)	(59)	1,946	2,201

Net income	$6,932	$5,724	$4,863	$2,082	$1,516

Per share data basic:
Income (loss) from continuing operations	$0.70	$0.64	$0.49	$0.01	$(0.11)
(Loss) income from discontinued operations	(0.02)	(0.08)	(0.01)	0.30	0.35

Net income per share—basic	$0.68	$0.56	$0.48	$0.31	$0.24

Per share data diluted:
Income (loss) from continuing operations	$0.66	$0.62	$0.47	$0.02	$(0.11)
(Loss) income from discontinued operations	(0.02)	(0.08)	(0.01)	0.28	0.34

Net income per share—diluted	$0.64	$0.54	$0.46	$0.30	$0.23

Weighted average shares outstanding
Basic(1)	10,233,926	10,100,514	10,082,049 (1)	6,578,603	6,377,642
Diluted	10,829,775	10,562,976	10,597,433 (1)	6,866,170	6,536,856

	December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands except for per share information)
Selected Balance Sheet Data:
Cash and cash equivalents(2)	$26,304	$34,822	$96,109	$59,785	$31,195
Total loans(3)	740,957	650,027	511,827	351,071	221,999
Total assets	1,042,529	981,156	845,539	724,489	574,462
Total deposits	717,793	580,349	533,563	495,334	422,642
Junior subordinated debentures	27,837	27,837	27,837	17,527	17,527
Total shareholders’ equity	87,926	78,517	74,976	70,170	38,969
Tangible book value per share(4)	$8.81	$8.08	$7.58	$7.10	$5.99

(1)

The increase in the weighted average number of shares outstanding in 2004, as compared to prior years, was the result of the sale by the Company in December, 2003, of 3,680,000 shares of its common stock in a public offering at public offering price of $9.25 per share.

(2)	Cash and cash equivalents include cash and due from other banks and federal funds sold.
(3)	Net of allowance for loan losses and excluding mortgage loans held for sale.
(4)	Excludes accumulated other comprehensive income (loss) included in shareholders’ equity.

	December 31,
	2006	2005	2004	2003	2002
Selected Financial Ratios From Continuing Operations:
Return on average assets	0.70%	0.72%	0.63%	0.02%	(0.18)%
Return on average equity	8.52%	8.54%	6.79%	0.35%	(1.81)%
Ratio of average equity to average assets	8.26%	8.46%	9.22%	6.17%	9.94%

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Forward Looking Statements

The following discussion contains statements regarding operating trends and our beliefs and expectations regarding our future financial performance and future financial condition (which are referred to as “forward looking statements”). The consequences of those operating trends on our business and the realization of our expected future financial results, which are discussed in those forward looking statements, are subject to the uncertainties and risks that are described above in Item 1A of this Report under the caption “RISK FACTORS.” Due to those uncertainties and risks, the duration and effects of those operating trends on our business and our future financial performance may differ, possibly significantly, from those that are currently expected as set forth in the forward looking statements. As a result, you should not place undue reliance on those forward looking statements.

We disclaim any obligation to update or revise any of the forward looking statements, whether as a result of new information, future events or otherwise.

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

Discontinued Businesses

In June 2005, we decided to exit the wholesale mortgage lending business in order to concentrate our capital and management resources on expanding our commercial banking business. This decision was based on a number of factors, which included the steady growth achieved in, and the opportunities to further expand, our commercial lending business; increases in the costs of operations of the wholesale mortgage banking business and, therefore, the prospect that, by exiting that business, we could improve the efficiency of our operations; an anticipated increase in the variability of the period-to-period operating results of the wholesale mortgage lending business, which would make it more difficult to achieve consistency and predictability in our results of operations; and the amount of capital that would be required to grow and improve the profitability of the wholesale mortgage lending business, particularly in the face of the changing interest rate and market environment. The exit of the wholesale mortgage loan operations was completed in the in the fourth quarter of 2005.

In the second quarter 2006, we sold PMB Securities Corp, our securities brokerage business, to Gary Cohee, President of PMB Securities Corp.

In accordance with Statement of Financial Accounting Standard (“SFAS”) 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the operating results of the wholesale mortgage lending business and PMB Securities Corp have been classified as discontinued operations and prior period financial statements have been restated on that same basis. See “Selected Financial Data” and our consolidated financial statements contained in Item 8 of this Report.

Additionally, as a result of exit from our wholesale mortgage lending business and PMB Securities Corp, our commercial banking business constitutes our continuing operations and the discussion that follows focuses almost entirely on its operations.

Overview of Fiscal 2006 Operating Results

The following table sets forth information regarding the interest income that we generated, the interest expense that we incurred, our net interest income, noninterest income, noninterest expense, and our net income and net income per share for the years ended December 31, 2006, 2005 and 2004.

	Year Ended December 31,
	2006		2005		2004
	Amount	Percent Change	Amount	Percent Change	Amount
	(Dollars in thousands except per share data)
Interest income	$63,800	38.7%	$45,995	37.9%	$33,352
Interest expense	31,418	81.6%	17,298	47.9%	11,694

Net interest income	$32,382	12.8%	$28,697	32.5%	$21,658
Noninterest income	$1,266	20.2%	$1,053	(47.6)%	$2,010
Noninterest expense	$20,683	18.2%	$17,493	22.2%	$14,311
Income (loss) from continuing operations(1)	$7,121	8.5%	$6,565	33.4%	$4,922
Income (loss) from discontinued operations(1)	$(189)	(77.5)%	$(841)	(1325.4)%	$(59)
Net income	$6,932	21.1%	$5,724	17.7%	$4,863
Net income per share—diluted
Income from continuing operations	$0.66	6.5%	$0.62	31.9%	$0.47
Income (loss) from discontinued operations	$(0.02)	75.0%	$(0.08)	(700.0)%	$(0.01)

Net income per share—diluted	$0.64	18.5%	$0.54	19.4%	$0.46
Weighted average number of diluted shares	10,829,775	2.5%	10,562,976	(0.3)%	10,597,433

(1)	Net of taxes

The $556,000 or 8.5% increase in income from continuing operations in 2006, as compared to 2005, was primarily attributable to a combination of factors, the most important of which were:

•

Increase in Interest Income and Improvement in Net Interest Income. Net interest income increased by $3.7 million, or 13%, in fiscal 2006, primarily as a result of a $17.8 million, or almost 39%, increase in interest income that was attributable primarily to (i) a $135 million, or 27%, increase in the average volume of our outstanding loans during fiscal 2006 as compared to fiscal 2005, and (ii) higher yields realized on our interest earning assets due primarily to increases in interest rates by the Federal Reserve Board in furtherance of its monetary policy that is aimed at keeping inflation in check. The increase in interest income more than offset a $14.1 million, or almost 82%, increase in interest expense that was primarily attributable to an increase in the volume of time deposits, on which we pay higher rates of interest than on other types of deposits, and the increase in interest rates resulting from the Federal Reserve Board’s monetary policy.

•

Increase in Noninterest Expense. Noninterest expense increased by $3.2 million or 18%, in fiscal 2006, as compared to fiscal 2005. That increase was primarily attributable to an increase in compensation expense due to (i) the addition of commercial loan officers in our Financial Centers, beginning in the second half of 2005, and (ii) the recognition of stock-based compensation expense of $585,000 in fiscal 2006, which was not required to be recognized in 2005. Increases in other expenses, such as marketing and promotional expenses, regulatory fees, insurance premiums and correspondent bank fees, also contributed to the increase in noninterest expense in fiscal 2006.

The 21% increase in net income in 2006 was primarily attributable to the combination of the $556,000 increase in income from continuing operations, discussed above, and a $652,000 decrease in the loss from discontinued operations, as compared to 2005, as discontinued operations in 2005 included the operating results of both our discontinued wholesale mortgage business which we exited during 2005, and our securities brokerage business; whereas, discontinued operations in 2006 included only the operating results of the securities brokerage business during the period from January 1, 2006 up to June 1, 2006, which is the date that business was sold.

Set forth below are certain key financial performance ratios and other financial data from continuing operations for the periods indicated:

	2006	2005	2004
Return on average assets	0.70%	0.72%	0.63%
Return on average shareholders’ equity	8.52%	8.54%	6.79%
Ratio of average equity to average assets	8.26%	8.46%	9.22%
Net interest margin(1)	3.30%	3.40%	3.00%

(1)	Net interest income expressed as a percentage of total average interest earning assets.

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

Fair Value of Securities Available for Sale. We determine the fair value of our securities by obtaining quotes from third party vendors and securities brokers. When quotes are not available, a reasonable fair value is determined by using a variety of industry standard pricing methodologies including, but not limited to, discounted cash flow analysis, matrix pricing, option adjusted spread models, as well as fundamental analysis. These pricing methodologies require us to make various assumptions relating to such matters as future prepayment speeds, yield, duration, monetary policy and demand and supply for the individual securities. Consequently, if changes were to occur in the market or other conditions on which those assumptions were based, it could become necessary for us to make adjustments to the fair values of our securities, which would have the effect of changes in accumulated other comprehensive gain/(loss) on the consolidated statements of financial condition.

Utilization of Deferred Income Tax Benefits. The provision that we make for income taxes is based on, among other things, our ability to use certain income tax benefits available under state and federal income tax laws to reduce our income tax liability. As of December 31, 2006, the total of the unused income tax benefits (included in “Other Assets” in our consolidated balance sheet), available to reduce our income taxes in future periods was $5.4 million. Unless used, such tax benefits expire over time. Therefore, the realization of those benefits is dependent on our generating taxable income in the future in amounts sufficient to enable us to use those tax benefits prior to their expiration. We have made a judgment, based on historical experience and current and anticipated market and economic conditions and trends, that it is more likely than not that we will generate taxable income in future years sufficient to fully utilize those benefits. In the event that our income were to decline in future periods making it less likely that those benefits could be fully utilized, it could become necessary for us to establish a valuation reserve to cover the potential loss of those tax benefits by increasing the provision we make for income taxes, which would have the effect of reducing our net income in the period when that valuation reserve is established.

Results of Operations

Net Interest Income

One of the principal determinants of a bank’s income is net interest income, which is the difference between (i) the interest that a bank earns on loans, investment securities and other interest earning assets, on the one hand, and (ii) its interest expense, which consists primarily of the interest it must pay to attract and retain deposits and the interest that it pays on borrowings and other interest-bearing liabilities, on the other hand. A bank’s interest income and interest expense are, in turn, affected by a number of factors, some of which are outside of its control, including national and local economic conditions and the monetary policies of the Federal Reserve Board (the “FRB”) which affect interest rates, the demand for loans, and the ability of borrowers to meet their loan payment obligations. Net interest income, when expressed as a percentage of total average interest earning assets, is a banking organization’s “net interest margin.”

Fiscal 2006 Compared to Fiscal 2005. In fiscal 2006, net interest income increased by $3.7 million, or 13%, to $32.4 million, from $28.7 million in fiscal 2005, primarily as a result of a $17.8 million, or 39%, increase in interest income that more than offset a $14.1 million, or 82% increase in interest expense.

The increase in interest income was primarily attributable to (i) an increase of $135 million, or 24%, in the average volume of our outstanding loans during fiscal 2006 over fiscal 2005 and (ii) an increase in yields on interest earning assets to 6.50% in 2006 from 5.45% in 2005, due primarily to the effects of interest rate increases by the FRB during the period from mid-2004 to the end of 2006, in furtherance of its national monetary policies. We funded the increase in loan volume by increasing our interest bearing deposit volume and borrowings, which included advances from the Federal Home Loan Bank. As a result of the increase in loan volume, average outstanding loans represented 71% of average earning assets in 2006 as compared to 67% in 2005.

The increase in interest expense in 2006 over 2005 was due primarily (i) increases of $86 million in the average volume of our time deposits and $36 million in the average of our outstanding Federal Home Loan Bank borrowings, and (ii) an increase in the average interest rate paid on interest-bearing liabilities to 4.24% in 2006 from 2.87% in 2005, primarily as a result of the increases by the FRB in interest rates pursuant to its monetary policies.

Our net interest margin for fiscal 2006 decreased to 3.30% from 3.40% in fiscal 2005. That decrease was primarily attributable to (i) a change in the mix of our deposits in 2006 to a higher proportion of time deposits and a lower proportion of non-interest bearing deposits which caused our interest expense to increase at a faster rate than did our interest income, and (ii) a continuation of the flat interest rate yield curve.

Fiscal 2005 Compared to Fiscal 2004. In fiscal 2005, net interest income increased by $7 million, or 32%, to $28.7 million, from $21.7 million in fiscal 2004, primarily as a result of a $12.6 million, or 38%, increase in interest income that more than offset a $5.6 million, or 48% increase in interest expense.

The increase in interest income in 2005 was primarily attributable to (i) an increase of $120 million, or 27%, in the average volume of our outstanding loans during fiscal 2005 over fiscal 2004 and (ii) an increase in yields on interest earning assets to 5.45% in 2005 from 4.62% in 2004, due primarily to the effects of the interest rate increases that were implemented by the Federal Reserve Board during the period from mid-2004 to the end of 2005. We funded the increase in loan volume by increasing our deposit volume and borrowings, which included advances from the Federal Home Loan Bank and investment repurchase agreements. As a result of the increase in loan volume, average outstanding loans represented 67% of average earning assets in 2005 as compared to 61% in 2004. The increase in interest expense in 2005 over 2004 was due primarily (i) a $61 million increase in the average volume of our borrowings, which consisted primarily of borrowings from the Federal Home Loan Bank and $10 million principal amount of 30 year junior subordinated debentures that we sold during the fourth quarter of 2004, and (ii) an increase in the average interest rate paid on interest-bearing liabilities to 2.87% in 2005 from 2.28% in 2004.

Our net interest margin for fiscal 2005 improved to 3.40% from 3.00% in fiscal 2004. That improvement was primarily attributable to the increase in interest income, which was only partially offset by the increase in interest expense.

Information Regarding Average Assets and Average Liabilities

The following tables set forth information regarding our average balance sheet, yields on interest earning assets, interest expense on interest-bearing liabilities, the interest rate spread and the interest rate margin for the years ended December 31, 2006, 2005, and 2004. Average balances are calculated based on average daily balances.

	Year Ended December 31,
	2006			2005
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest earning assets:
Short-term investments(1)	$27,726	$1,403	5.06%	$43,748	$1,291	2.95%
Securities available for sale and stock(2)	257,036	11,423	4.44%	238,537	9,226	3.87%
Loans	697,176	50,974	7.31%	561,908	35,478	6.31%

Total earning assets	981,938	63,800	6.50%	844.193	45,995	5.45%
Noninterest earning assets	29,538			40,739

Total Assets	$1,011,476			$884,932

Interest-bearing liabilities:
Interest-bearing checking accounts	$24,490	166	0.68%	$23,053	135	0.59%
Money market and savings accounts	142,416	4,419	3.10%	137,858	2,549	1.85%
Certificates of deposit	296,070	13,780	4.65%	210,277	6,897	3.28%
Other borrowings	250,277	10,799	4.32%	203,640	5,957	2.93%
Junior subordinated debentures	27,837	2,254	8.10%	27,837	1,760	6.32%

Total interest-bearing liabilities	741,090	31,418	4.24%	602.665	17,298	2.87%

Noninterest-bearing liabilities	186,845			205,369

Total Liabilities	927,935			808,034
Shareholders’ equity	83,541			76,898

Total Liabilities and Shareholders’ Equity	$1,011,476			$884,932

Net interest income		$32,382			$28,697

Interest rate spread			2.26%			2.58%

Net interest margin			3.30%			3.40%

(1)	Short-term investments consist of federal funds sold and interest bearing deposits with financial institutions.
(2)	Stock consists of Federal Home Loan Bank Stock and Federal Reserve Bank Stock.

	Year Ended December 31, 2004
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest earning assets:
Short-term investments(1)	$40,516	$519	1.29%
Securities available for sale and stock(2)	239,689	8,295	3.46%
Loans	441,605	24,538	5.55%

Total earning assets	721,810	33,352	4.62%
Noninterest earning assets	37,758

Total Assets	$759,568

Interest-bearing liabilities:
Interest-bearing checking accounts	$20,283	74	0.36%
Money market and savings accounts	122,713	1,554	1.27%
Certificates of deposit	200,244	5,152	2.57%
Other borrowings	150,373	3,929	2.61%
Junior subordinated debentures	20,119	985	4.90%

Total interest-bearing liabilities	513,732	11,694	2.28%

Noninterest-bearing liabilities	173,380

Total Liabilities	687,112
Shareholders’ equity	72,456

Total Liabilities and Shareholders’ Equity	$759,568

Net interest income		$21,658

Interest rate spread			2.34%

Net interest margin			3.00%

(1)	Short-term investments consist of federal funds sold and interest bearing deposits with financial institutions.
(2)	Stock consists of Federal Home Bank Stock and Federal Reserve Bank Stock.

The following table sets forth changes in interest income, including loan fees, and interest paid in each of the years ended December 31, 2006, 2005 and 2004 and the extent to which those changes were attributable to changes in volumes of or changes in rates earned on interest earning assets and changes in the volumes of and rates of interest paid on our interest-bearing liabilities.

	2006 Compared to 2005 Increase (decrease) due to Changes in			2005 Compared to 2004 Increase (decrease) due to Changes in
	Volume	Rates	Total Increase (Decrease)	Volume	Rates	Total Increase (Decrease)
	(Dollars in thousands)
Interest income
Short-term investments(1)	$(587)	$699	$112	$45	$725	$770
Securities available for sale and stock(2)	752	1,445	2,197	(40)	971	931
Loans	9,355	6,141	15,496	7,292	3,650	10,942

Total earning assets	9,520	8,285	17,805	7,297	5,346	12,643
Interest expense
Interest-bearing checking accounts	9	10	19	11	50	61
Money market and savings accounts	87	1,783	1,870	210	785	995
Certificates of deposit	3,395	3,488	6,883	269	1,476	1,745
Borrowings	1,575	3,279	4,854	1,516	512	2,028
Junior subordinated debentures	—	494	494	440	335	775

Total interest-bearing liabilities	5,066	9,054	14,120	2,446	3,158	5,604

Net interest income	$4,454	$(769)	$3,685	$4,851	$2,188	$7,039

(1)	Short-term investments consist of federal funds sold and interest bearing deposits with financial institutions.
(2)	Stock consist of Federal Reserve Bank stock and Federal Home Loan Bank stock.

The table above indicates that the increase of $3.7 million in our net interest income in fiscal 2006, as compared to fiscal 2005, was the result of an increase of $4.5 million in volume variance, which more than offset a decrease of $770,000 in rate variance. The increase of $7.0 million in our net interest income in the fiscal 2005, as compared to fiscal 2004, was the result of increases of $4.5 million and $2.9 million, respectively, in volume and rate variance.

Provision for Loan Losses

Like virtually all banks and other financial institutions, we follow the practice of maintaining an allowance for possible loan losses that occur from time to time as an incidental part of the banking business. When it is determined that the payment in full of a loan has become unlikely, the carrying value of the loan is reduced to what management believes is its realizable value. This reduction, which is referred to as a loan “charge-off,” or “write-down” is charged against that allowance. The amount of the allowance for loan losses is increased periodically (i) to replenish the allowance after it has been reduced due to loan charge-offs, (ii) to reflect changes in the volume of outstanding loans, and (iii) to take account of changes in the risk of potential losses due to a deterioration in the condition of borrowers or in the value of property securing non–performing loans or changes in economic conditions. See “—Financial Condition—Allowance for Loan Losses and Nonperforming Loans” below in this Section of this Report. Increases in the allowance are made through a charge, recorded as an expense in the statement of income referred to as the “provision for loan losses.” Recoveries of loans previously charged-off are added back to the allowance and, therefore, have the effect of increasing the allowance and reducing the amount of the provision that might otherwise have had to be made to replenish or increase the allowance.

We employ economic models that are based on bank regulatory guidelines, industry standards and historical loss experience to determine both the sufficiency of the allowance for loan losses and, the amount of the provisions that are required to be made for potential loan losses. However, those determinations involve judgments about trends in current economic conditions and other events that can affect the ability of borrowers to meet their loan obligations to us. The duration and effects of current economic trends are subject to a number of risks and uncertainties and changes that are outside of our ability to control. See the discussion above in Item 1A of this Report under the caption “RISK FACTORS—we could incur losses on the loans we make.” If changes in economic or market conditions or unexpected subsequent events were to occur, it could become necessary to incur additional charges to increase the allowance for loan losses, which would have the effect of reducing our income or causing us to incur losses.

In addition, the FRB and the DFI, as an integral part of their examination processes, periodically review the adequacy of our allowance for loan losses. These agencies may require us to make additional provisions for possible loan losses, over and above the provisions that we have already made, the effect of which would be to reduce our income.

The following table sets forth the changes in the allowance for loan losses for the years ended December 31, 2006 and 2005.

	Year Ended December 31,
	2006	2005
	(Dollars in thousands)
Total gross loans outstanding at end of period(1)	$746,886	$655,153

Average total loans outstanding for the period(1)	$697,176	$561,908

Allowance for loan losses at beginning of period	$5,126	$4,032
Loans charged off	(317)	(53)
Recoveries	15	2
Provision for loan losses charges to operating expense	1,105	1,145

Allowance for loan losses at end of period	$5,929	$5,126

Allowance for loan losses as a percentage of average total loans	0.85%	0.91%
Allowance for loan losses as a percentage of total outstanding loans at end of period	0.79%	0.78%
Net charge-offs as a percentage of average total loans	0.04%	0.01%
Net charge-offs as a percentage of total loans outstanding at end of period	0.04%	0.01%
Net loans charged-off to allowance for loan losses	5.09%	0.99%
Net loans charged-off to provision for loan losses	27.33%	4.45%

(1)	Includes net deferred loan costs and excludes loans held for sale.

The provisions against income made for possible loan losses were approximately $1.1 million in both 2006 and 2005. Although outstanding loans increased by $92 million at December 31, 2006, as compared to December 31, 2005, the ratios of the allowance for loan losses to outstanding were 0.79% and 0.78%, at December 31, 2006 and December 31, 2005, respectively, largely because we began 2006 with an allowance for loan losses of $5.1 million compared to $4.0 million at the beginning of 2005. Nonaccrual and impaired loans totaled $1.8 million, or 30.0%, of the allowance for loan losses at December 31, 2006, which included $1.2 million of loans secured by first and second liens on single family residences. In 2005, nonaccrual and impaired loans totaled $1.3 million, or 26.1%, of the allowance as of that date. Additional information regarding non-performing loans is contained below in the subsection entitled “-Financial Condition-Allowance for Loan Losses and Nonperforming Loans”.

Noninterest Income

The following table identifies the components of and the percentage changes in noninterest income in the fiscal years ended December 31, 2006, 2005 and 2004, respectively:

	Year Ended December 31,
	2006		2005		2004
	Amount	Percent Change	Amount	Percent Change	Amount
	(Dollars in thousands)
Service fees on deposits and other banking transactions	$715	4.8%	$682	1.9%	$669
Net gains on sales of securities available for sale	—	N/M %	—	N/M %	839
Net gains on sale of other real estate owned	—	N/M	—	N/M	117
Other	551	48.5%	371	(3.6)%	385

Total noninterest income	$1,266	20.2%	$1,053	(47.6)%	$2,010

Noninterest income increased by $213,000, or 20.2%, in fiscal year 2006 as compared to fiscal 2005, due primarily to increases in credit card fees, and an increase in the fair values of mutual funds and other Bank owned investments. In 2005, noninterest income declined by $957,000, or 48%, as compared to fiscal 2004, primarily due to the fact that we realized an $839,000 gain on sale of securities available for sale and a $117,000 net gain on sale of other real estate owned in 2004, which did not recur in 2005.

Noninterest Expense

The following table sets forth the principal components of noninterest expense and the amounts thereof from continuing operations, incurred in the years ended December 31, 2006, 2005 and 2004, respectively.

	Year Ended December 31,
	2006 Amount	Percent Change	2005 Amount	Percent Change	2004 Amount
	(Dollars in thousands)
Salaries and employee benefits	$11,618	27.2%	$9,131	28.0%	$7,136
Occupancy	2,586	11.2%	2,326	18.7%	1,960
Equipment and depreciation	1,344	(9.7)%	1,489	16.7%	1,276
Data processing	665	34.9%	493	(39.2)%	811
Professional fees	1,035	5.3%	983	47.8%	665
Other loan related	119	(37.4)%	190	19.8%	237
Customer expense	804	27.6%	630	23.8%	509
Stationery and supplies	216	(34.3)%	329	27.0%	259
Other operating expense(1)	2,296	19.4%	1,922	31.8%	1,458

Total noninterest expense	$20,683	18.2%	$17,493	22.2%	$14,311

(1)	Other operating expense primarily consists of telephone, advertising, promotional, business development, regulatory expenses, investor relations, insurance premiums, and correspondent bank fees.

As indicated above, total noninterest expense for the year ended December 31, 2006 increased by $3.2 million, or 18.2%, as compared to 2005. The increase in 2006 was primarily due to a $2.5 million increase in salaries and employee benefits as a result of (i) the addition of lending officers at our Financial Centers, (ii) the fact that our Inland Empire Financial Center, which opened for business in July 2005, was in operation for a full year in 2006, and (iii) the recognition of stock-based compensation expense of $585,000 in 2006, in accordance with SFAS 123R, which is an expense that was not required to be recognized in 2005 or in any other periods prior to fiscal 2006.

The 22.2% increase in noninterest expense in 2005, over 2004 was primarily attributable to an increase in expenses associated with the opening, in September 2004, of our seventh financial center, which is located in Long Beach, California, the opening of our Inland Empire Financial Center in July 2005, and an increase in commercial lending activities at all of our financial centers

A measure of our ability to control noninterest expense in relation to the level of our net revenue (net interest income plus noninterest income) is our efficiency ratio, which is the ratio of noninterest expense to net revenue. As a general rule, all other things being equal, a lower efficiency ratio indicates an ability to generate increased revenue without a commensurate increase in the staffing and equipment and third party services and, therefore, would be indicative of greater efficiencies in our operations. However, a bank’s efficiency ratio can be adversely affected by factors such as the opening of new banking offices, the revenues of which usually lag behind the expenses that a bank must incur to staff and open the new offices.

As a result of the increases in non-interest expense, in 2006, our efficiency ratio in 2006 was 61%, as compared to 59% in 2005 and 60% in 2004.

Financial Condition

Assets

Our total consolidated assets increased by $62 million, or 6%, to $1.043 billion at December 31, 2006 from $981 million at December 31, 2005, primarily as a result of an increase in the volume of our outstanding loans during 2006. We believe the increase in loan volume in 2006 was primarily attributable to (i) the expansion and maturing of our banking franchise during the past two years, (ii) marketing programs implemented in 2006, and (iii) improvements in economic conditions, that led to increases in loan demand. This increase in outstanding loans was funded primarily by increases in deposits and, to a lesser extent, increases in the volume of Federal Home Loan Bank borrowings by us.

The following table sets forth the composition of our interest earning assets at:

	December 31, 2006	December 31, 2005
	(In thousands)
Federal funds sold	$13,000	$11,400
Interest-bearing deposits with financial institutions	198	441
Federal Reserve Bank and Federal Home Loan Bank Stock, at cost	13,792	13,349
Securities available for sale, at fair value	241,912	265,556
Loans (net of allowances of $5,929 and $5,126, respectively)	740,957	650,027

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

The following is a summary of the major components of securities available for sale and a comparison of the amortized cost, estimated fair values and the gross unrealized gains and losses attributable to those securities, as of December 31, 2006 and December 31, 2005:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(Dollars in thousands)
December 31, 2006
Securities available for sale:
Mortgage backed securities	$211,790	$91	$4,608	$207,273
Collateralized mortgage obligations	21,751	—	437	21,314

Total government and agencies securities	233,541	91	5, 045	228,587
Municipal securities	11,651	201	—	11,852
Mutual fund	1,473	—	—	1,473

Total Securities Available For Sale	$246,665	$292	$5,045	$241,912

December 31, 2005
Securities available for sale:
Mortgage backed securities	$233,405	$10	$5,621	$227,794
Collateralized mortgage obligations	25,190	—	583	24,607

Total government and agencies securities	258,595	10	6,204	252,401
Municipal securities	11,651	56	38	11,669
Mutual fund	1,486	—	—	1,486

Total Securities Available For Sale	$271,732	$66	$6,242	$265,556

At December 31, 2006, U.S. Government and federal agency securities, consisting principally of mortgage backed securities and collateralized mortgage obligations with an aggregate fair market value of $227 million were pledged to secure Federal Home Loan Bank borrowings, repurchase agreements, local agency deposits and Treasury, Tax and Loan accounts.

The amortized cost and estimated fair values, at December 31, 2006, of securities available for sale are shown in the table below by contractual maturities and historical prepayments based on the prior three months of principal payments. Expected maturities will differ from contractual maturities and historical prepayments, particularly with respect to collateralized mortgage obligations, because changes in interest rates will affect the timing and the extent of prepayments by borrowers.

	December 31, 2006 Maturing in
	One year or less	Over one year through five years	Over five years through ten years	Over ten years	Total
	(Dollars in thousands)
Securities available for sale, amortized cost	$40,909	$113,624	$53,620	$38,512	$246,665
Securities available for sale, estimated fair value	40,011	111,276	52,417	38,208	241,912
Weighted average yield	4.29%	4.38%	4.53%	4.71%	4.45%

The table below shows as of December 31, 2006, the gross unrealized losses and fair values of our investments, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	Securities With Unrealized Loss as of December 31, 2006
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(Dollars In thousands)
US agencies and mortgage backed securities	$24,992	$97	$158,648	$4,511	$183,640	$4,608
Collateralized mortgage obligations	3,120	64	18,194	373	21,314	437
Municipal securities	—	—	—	—	—	—

Total temporarily impaired securities	$28,112	$161	$176,842	$4,884	$204,954	$5,045

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

Loans

The following table sets forth the composition, by loan category, of our loan portfolio, excluding mortgage loans held for sale, at December 31, 2006 and December 31, 2005:

	December 31,
	2006		2005
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial loans	$230,960	30.9%	$187,246	28.6%
Real estate loans	254,483	34.0%	241,866	36.9%
Residential mortgage loans	174,795	23.4%	173,685	26.5%
Construction loans	81,853	11.0%	47,056	7.2%
Consumer loans	5,401	0.7%	5,523	0.8%

Gross loans	747,492	100.0%	655,376	100.0%

Deferred fee (income) costs, net	(606)		(223)
Allowance for loan losses	(5,929)		(5,126)

Loans, net	$740,957		$650,027

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

The following tables set forth the maturity distribution of our loan portfolio (excluding consumer and residential mortgage loans) at December 31, 2006:

	December 31, 2006
	One Year or Less	Over One Year Through Five Years	Over Five Years	Total
	(In thousands)
Real estate and construction loans(1)
Floating rate	$89,307	$21,462	$145,393	$256,162
Fixed rate	11,069	24,206	44,899	80,174
Commercial loans
Floating rate	156,239	29,969	4,691	190,899
Fixed rate	14,802	21,978	3,281	40,061

Total	$271,417	$97,615	$198,264	$567,296

(1)	Does not include mortgage loans on single and multi-family residences and consumer loans, which totaled $174.8 million and $5.4 million, respectively, at December 31, 2006.

Allowance for Loan Losses and Nonperforming Loans

Allowance for Loan Losses. The allowance for loan losses at December 31, 2006 was $5.9 million, which represented approximately 0.79% of the loans outstanding at December 31, 2006, as compared to $5.1 million, or 0.78%, of the loans outstanding at December 31, 2005.

We carefully monitor changing economic conditions, the loan portfolio by category, the financial condition of borrowers, the history of the loan portfolio, and we follow bank regulatory guidelines in determining the adequacy of the allowance. We believe that the allowance at December 31, 2006 was adequate to provide for losses inherent in the loan portfolio. However, as the volume of loans increases, additional provisions for loan losses will be required to maintain the allowance at adequate levels. Additionally, the allowance was established on the basis of assumptions and judgments regarding such matters as economic conditions and trends and the condition of borrowers, historical industry loan loss data and regulatory guidelines and, if there were changes in those conditions or trends, actual loan losses in the future could vary from the losses that were predicted on the basis of those earlier assumptions, judgments and guidelines. For example, if economic conditions were to deteriorate, or interest rates were to increase significantly, which would have the effect of increasing the risk that borrowers would encounter difficulties meeting their loan payment obligations, it could become necessary to increase the allowance by means of additional provisions for loan losses. See “—Results of Operations—Provision for Loan Losses” above.

The following table provides a summary of the allocation of the allowance for loan losses to specific loan categories at the dates indicated below. The allocations presented should not be interpreted as an indication that loans charged to the allowance will occur in these amounts or proportions, or that the portion of the allowance allocated to each loan category represents the total amount available for future losses that may occur within these categories as the total allowance is applicable to the entire loan portfolio.

	December 31,
	2006		2005
	Allowance for Loan Losses	% of Allowance to Category of Loans	Allowance for Loan Losses	% of Allowance to Category of Loans
	(Dollars in thousands)
Real estate loans	$2,543	0.59%	$2,266	0.55%
Commercial loans	2,523	1.09%	2,473	1.32%
Construction loans	756	0.92%	312	0.66%
Consumer loans	107	1.98%	75	1.36%

Total	$5,929	0.79%	$5,126	0.78%

Allocations are identified by loan category and allocated according to charge-off data pertaining to the banking industry. Substantially all of the loans in the loan portfolio are graded in the process of assessing the adequacy of the allowance. The allowance is maintained at a level considered sufficient to absorb estimated losses in the loan portfolio.

Non-Performing Loans. We also measure and establish reserves for loan impairments on a loan-by-loan basis using either the present value of expected future cash flows discounted at a loan’s effective interest rate, or the fair value of the collateral if the loan is collateral-dependent. We exclude, from our impairment calculations, smaller, homogeneous loans such as consumer installment loans and lines of credit. Also, loans that experience insignificant payment delays or shortfalls are generally not considered impaired. We cease accruing interest and, therefore, classify as nonaccrual, any loan as to which principal or interest has been in default for a period of 90 days or more, or if repayment in full of interest or principal is not expected.

At December 31, 2006 and 2005, we had $1.8 million and $1.3 million, respectively, of fully collateralized loans that were delinquent 90 days or more and which were classified as nonaccrual and impaired loans. We had no loans with delinquent balances of 90 days or more and still accruing interest as of December 31, 2006 and 2005. There were no restructured loans at December 31, 2006 or December 31, 2005. At December 31, 2006, our average investment in impaired loans, on a year-to-date basis, was $650,000. The interest that we would have earned in the year ended December 31, 2006, had the impaired loans remained current in accordance with their original terms was $63,000.

Average Balances of and Average Interest Rates Paid on Deposits. Set forth below are the average amounts (in thousands) of, and the average rates paid on, deposits in each of 2006, 2005 and 2004:

	Year Ended December 31,
	2006		2005		2004
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
(Dollars in thousands)
Noninterest bearing demand deposits	$184,155	—	$199,740	—	$166,544	—
Interest-bearing checking accounts	24,490	0.68%	23,053	0.59%	20,283	0.36%
Money market and savings deposits	142,416	3.10%	137,858	1.85%	122,713	1.27%
Time deposits(1)	296,070	4.65%	210,277	3.28%	200,244	2.57%

Total deposits	$647,131	2.84%	$570,928	1.68%	$509,784	1.3%

(1)	Comprised of time certificates of deposit.

Deposit Totals. Deposits totaled $718 million at December 31, 2006 as compared to $580 million at December 31, 2005. At December 31, 2006, noninterest-bearing deposits totaled $189 million, and 26% of total deposits, as compared to $201 million, and 35%, of total deposits at December 31, 2005. Certificates of deposit in denominations of $100,000 or more, on which we pay higher rates of interest than on other deposits, were $219 million, which represented 31% of total deposits, at December 31, 2006, as compared to $136 million, and 23% of total deposits at December 31, 2005.

Set forth below is a maturity schedule of domestic time certificates of deposit outstanding at December 31, 2006:

	December 31, 2006		December 31, 2005
Maturities	Certificates of Deposit Under $ 100,000	Certificates of Deposit $100,000 or more	Certificates of Deposit Under $100,000	Certificates of Deposit $100,000 or more
	(In thousands)
Three months or less	$22,389	$70,484	$24,438	$51,863
Over three and through twelve months	82,222	109,492	38,991	65,012
Over twelve months	50,738	39,483	23,680	19,458

Total	$155,349	$219,459	$87,109	$136,333

Liquidity

We actively manage our liquidity needs to ensure that sufficient funds are available to meet our cash requirements and, thereby, provide for the ongoing needs for cash of our customers. We project the future sources and uses of funds and maintain sufficient liquid funds for unanticipated events. Our primary sources of cash include (i) payments on loans, and (ii) the sale or maturity of investments, (iii) growth in deposits, and (iv) borrowings. The primary uses of cash include funding new loans and making advances on our customers’ existing lines of credit, purchasing investments, including securities available for sale, funding deposit withdrawals and paying operating expenses. We maintain funds in overnight federal funds and other short-term investments to provide for short-term liquidity needs. We also have obtained credit lines from the Federal Home Loan Bank and other financial institutions which can be drawn upon to meet any additional liquidity requirements.

Our liquid assets, which included cash and due from banks, federal funds sold, interest earning deposits with financial institutions and unpledged securities available for sale (excluding Federal Reserve Bank and Federal Home Loan Bank stock) totaled $155 million or 15% of total assets at December 31, 2006.

Cash flow Provided by Financing Activities. Cash flow of $52 million was provided by financing activities during the year ended December 31, 2006, the source of which consisted primarily of net increases of $137 million in deposits, offset by a decrease of $87 million in net borrowings.

Cash flow From Operating Activities. During the year ended December 31, 2006, continuing operations generated $8 million of cash flow.

Cash flow Used in Investing Activities. In the year ended December 31, 2006, we used cash flow of $68 million in investing activities, primarily to fund an increase of $92 million in loans and $25 million of purchases of investment securities available for sale, partially offset by $49 million of proceeds from maturities or principal payments received on investment securities available for sale.

Cash flow From Discontinued Operations. The discontinued operations of PMB Securities Corp, which we sold on June 1, 2006, provided $96,000 in cash flow during the year ended December 31, 2006.

The relationship between gross loans and total deposits provides a useful measure of our liquidity. Since repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loan-to-deposit ratio the less liquid are our assets. On the other hand, since we realize greater yields and higher interest income on loans than we do on investments, a lower loan-to-deposit ratio can adversely affect interest income and earnings. As a result, our goal is to achieve a loan-to-deposit ratio that appropriately balances the requirements of liquidity and the need to generate a fair return on assets. At December 31, 2006, the ratio of loans-to-deposits was 103%, compared to 112% at December 31, 2005. Although our loans-to-deposits ratio was 103% at December 31, 2006, we were able to maintain what we believe is adequate liquidity by means of Federal Home Loan Bank borrowings and securities sold under agreement to repurchase.

Off Balance Sheet Arrangements

Loan Commitments and Standby Letters of Credit. In order to meet the financing needs of our customers in the normal course of business, we make commitments to extend credit and issue standby commercial letters of credit to or for our customers. At December 31, 2006 and 2005, we had outstanding commitments to fund loans totaling approximately $231 million and $156 million, respectively.

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

To varying degrees, commitments to extend credit involve elements of credit and interest rate risk for us that are in excess of the amounts recognized in our balance sheets. Our maximum exposure to credit loss in the event of nonperformance by the customers to whom such commitments are made can be as much as the amount of those commitments (assuming amounts drawn by customer total 100% of their commitments). As a result, before making such a commitment to a customer, we evaluate the customer’s creditworthiness using the same underwriting standards that we would apply if we were approving loans to the customer. In addition, we often require the customer to secure its payment obligations for amounts drawn on such commitments with collateral such as accounts receivable, inventory, property, plant and equipment, income-producing commercial properties, residential properties and properties under construction. As a consequence, our exposure to credit and interest rate risk on such commitments is not different in character or amount than risks inherent in the outstanding loans in our loan portfolio.

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

Contractual Obligations

Borrowings. As of December 31, 2006, we had $81 million of outstanding short-term borrowings and $116 million of outstanding long-term borrowings that we had obtained from the Federal Home Loan Bank. The table below sets forth the amounts (in thousands of dollars) of, the interest rates we pay on, and the maturity dates of these Federal Home Loan Bank borrowings. These borrowings, along with the securities sold under agreements to repurchase, have a weighted-average annualized interest rate of 4.94%.

Principal Amounts	Interest Rate	Maturity Dates	Principal Amounts	Interest Rate	Maturity Dates
(Dollars in thousands)			(Dollars in thousands)
$10,000	5.29%	January 5, 2007	$ 7,000	5.25%	May 19, 2008
7,000	5.56%	January 11, 2007	8,000	5.28%	June 5, 2008
10,000	5.03%	January 18, 2007	8,000	5.55%	July 10, 2008
4,000	2.5%	January 22, 2007	5,000	5.36%	July 25, 2008
5,000	2.57%	February 12, 2007	5,000	5.22%	August 8, 2008
5,000	3.87%	May 18, 2007	10,000	5.22%	October 16, 2008
7,000	4.71%	June 20, 2007	2,000	5.26%	November 5, 2008
5,000	5.49%	July 16, 2007	5,000	4.94%	November 28, 2008
5,000	5.29%	July 17, 2007	5,000	4.91%	December 2, 2008
10,000	5.28%	July 19, 2007	5,000	3.45%	February 11, 2009
3,000	3.14%	September 18, 2007	7,000	5.25%	May 1, 2009
2,000	3.06%	September 24, 2007	5,000	5.25%	May 1, 2009
1,000	2.91%	October 1, 2007	7,000	4.93%	November 24, 2009
7,000	5.6%	October 9, 2007	5,000	4.86%	November 27, 2009
5,000	5.38%	January 22, 2008	7,000	4.81%	December 14, 2009
5,000	5.24%	May 2, 2008	5,000	4.87%	December 21, 2009
10,000	5.29%	May 5, 2008

At December 31, 2006, U.S. Agency and Mortgage Backed securities, U.S. Government agency securities and collateralized mortgage obligations with an aggregate fair market value of $227 million and $168 million of residential mortgage and other real estate secured loans were pledged to secure these Federal Home Loan Bank borrowings, repurchase agreements, local agency deposits, and Treasury, Tax and Loan accounts.

The highest amount of borrowings outstanding at any month end during the year ended December 31, 2006 consisted of $274 million of borrowings from the Federal Home Loan Bank and $33 million of overnight borrowings in the form of securities sold under repurchase agreements. During 2005, the highest amount of borrowings outstanding at any month end consisted of $249 million of advances from the Federal Home Loan Bank and $40 million of overnight borrowings in the form of securities sold under repurchase agreements.

Junior Subordinated Debentures. Pursuant to rulings of the Federal Reserve Board, bank holding companies are permitted to issue long term subordinated debt instruments that will, subject to certain conditions, qualify as and, therefore, augment capital for regulatory purposes. Pursuant to those rulings, in 2002, we formed subsidiary grantor trusts to sell and issue to institutional investors a total of $17 million principal amount of floating junior trust preferred securities (“trust preferred securities”). We received the net proceeds from the sale of the trust preferred securities in exchange for our issuance to the grantor trusts, of a total $17 million principal amount of our junior subordinated floating rate debentures (the “Debentures”), the payment terms of which mirror those of the trust preferred securities. The Debentures also were pledged by the grantor trusts as security for their payment obligations under the trust preferred securities.

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

Set forth below is certain information regarding the terms of the Debentures that were outstanding as of December 31, 2006:

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

Under the Federal Reserve Board rulings, the borrowings evidenced by the Debentures, which are subordinated to all of our other borrowings that are outstanding or which we may obtain in the future, are eligible (subject to certain dollar limitations) to qualify, and at December 31, 2006, a total of $27.8 million principal amount of those Debentures qualified, as Tier I capital for regulatory purposes. See discussion below under the subcaption “—Capital Resources-Regulatory Capital Requirements.”

Other Contractual Obligations.

Set forth below is information regarding our material contractual obligations as of December 31, 2006:

Operating Lease Obligations. We lease certain facilities and equipment under various non-cancelable operating leases. Future minimum non-cancelable lease commitments were as follows at December 31, 2006:

At December 31, 2006
(In thousands)
2007	$2,335
2008	2,322
2009	1,786
2010	1,220
2011	691
Thereafter	345

Total	$8,699

Maturing Time Certificates of Deposits. Set forth below is a maturity schedule, as of December 31, 2006, of time certificates of deposit of $100,000 or more:

At December 31, 2006
(In thousands)
2007	$179,977
2008	20,330
2009	4,594
Thereafter	14,558

Total	$219,459

Capital Resources

The Company (on a consolidated basis) and the Bank (on a stand-alone basis) are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can lead to the imposition of certain mandatory and possible additional discretionary restrictions on the operations of the Company and the Bank by their respective bank regulatory agencies that, if imposed, could have a direct material adverse impact on the Company’s operating results and financial condition. See “BUSINESS—Supervision and Regulation—Capital Standards and Prompt Corrective Action” in Part I and “RISK FACTORS—Government regulations may impair our operations, restrict our growth or increase our operating costs” in Item 1A of this Report. Under capital adequacy guidelines and the regulatory framework for prompt corrective action that apply to all bank holding companies and FDIC insured banks in the United States, the Company (on a consolidated basis) and the Bank (on a stand-alone basis) must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital requirements that the Company and Bank are required to meet also are subject to qualitative judgments by the banking regulators with respect to the financial condition of the Company and the Bank.

The following table sets forth the amounts of capital and capital ratios of the Company (on a consolidated basis) and the Bank (on stand alone basis) at December 31, 2006, as compared to the respective minimum regulatory requirements applicable to them. See “BUSINESS—Supervision and Regulation—Capital Standards and Prompt Corrective Action” elsewhere in this Report.

			To Be Classified for Regulatory Purposes As
	Actual		Adequately Capitalized		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total Capital to Risk Weighted Assets:
Company	$124,196	15.4%	$64,474	8.0%	$80,592	10.0%
Bank	87,223	11.0%	63,733	8.0%	79,666	10.0%
Tier 1 Capital to Risk Weighted Assets:
Company	$117,866	14.6%	$32,237	4.0%	$48,355	6.0%
Bank	80,931	10.2%	31,867	4.0%	47,800	6.0%
Tier 1 Capital to Average Assets:
Company	$117,866	11.4%	$41,309	4.0%	$51,636	5.0%
Bank	80,931	7.9%	41,108	4.0%	51,385	5.0%

As of December 31, 2006, based on applicable capital regulations, the Company (on a consolidated basis) and the Bank (on a stand-alone basis) qualified as well capitalized institutions under the capital adequacy guidelines described above.

Our consolidated total capital and Tier 1 capital, at December 31, 2006, include approximately $27.8 million of long term indebtedness evidenced by the Junior Subordinated Debentures that we issued in 2002 and 2004 in connection with the sale of trust preferred securities. See “—Financial Condition—Contractual Obligations-Junior Subordinated Debentures” above. We contributed $26 million of the net proceeds from the issuance of Junior Subordinated Debentures to the Bank, thereby, increasing its total capital and Tier 1 capital.

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

The table below sets forth information concerning our rate sensitive assets and liabilities at December 31, 2006. The assets and liabilities are classified by the earlier of maturity or repricing dates in accordance with their contractual terms. Certain shortcomings are inherent in the method of analysis presented in the following table, which are discussed below.

	Three Months or Less	Over Three Through Twelve Months	Over One Year Through Five Years	Over Five Years	Non- Interest- Bearing	Total
	(Dollars in thousands)
Assets
Interest-bearing deposits in other financial institutions	$99	$99	$—	$—	$—	$198
Investment in unconsolidated trust subsidiaries	—	527	310	—	—	837
Securities available for sale	16,290	38,687	127,033	59,902	—	241,912
Federal Reserve Bank and Federal Home Loan Bank stock	13,792	—	—	—	—	13,792
Federal funds sold	13,000	—	—	—	—	13,000
Loans, gross	348,182	74,299	260,823	63,582	—	746,886
Non-interest earning assets, net	—	—	—	—	25,904	25,904

Total assets	$391,363	$113,612	$388,166	$123,484	$25,904	$1,042,529

Liabilities and Shareholders Equity
Noninterest-bearing deposits	$—	$—	$—	$—	$189,444	$189,444
Interest-bearing deposits	246,412	191,715	90,222	—	—	528,349
Borrowings	40,797	55,000	106,000	—	—	201,797
Junior subordinated debentures	—	17,527	10,310	—	—	27,837
Other liabilities	—	—	—	—	7,176	7,176
Shareholders’ equity	—	—	—	—	87,926	87,926

Total liabilities and shareholders equity	$287,209	$264,242	$206,532	$0	$284,546	$1,042,529

Interest rate sensitivity gap	$104,154	$(150,630)	$181,634	$123,484	$(258,642)	—

Cumulative interest rate sensitivity gap	$104,154	$(46,476)	$135,158	$258,642	$—

Cumulative % of rate sensitive assets in maturity period	38%	48%	86%	98%	100%

Rate sensitive assets to rate sensitive liabilities	136%	43%	188%	N/A	9%

Cumulative ratio	136%	92%	118%	134%	N/A

At December 31, 2006, as the above table indicates, our rate sensitive liabilities exceeded our rate sensitive assets and, as a result, our rate sensitive balance sheet was shown to be in a negative twelve-month gap position. This implies that our net interest margin would decrease in the short–term if interest rates rise and would increase in the short-term if interest rates were to fall.

However, the extent to which our net interest margin will be impacted by changes in prevailing interests rates will depend on a number of factors, including how quickly rate sensitive assets and liabilities react to interest rate changes, the mix of our interest earning assets (loans versus other interest earning assets, such as securities) and the mix of our interest bearing deposits (between for example, lower cost core deposits and higher-cost time certificates of deposit) and our other interest bearing liabilities. It is not uncommon for rates on certain assets or liabilities to lag behind changes in market rates of interest. Additionally, prepayments of loans and securities available for sale, and early withdrawals of certificates of deposit, could cause the interest sensitivities to vary. Additionally, the rate sensitivity analysis set forth in the table above assumes that we would make no changes in the mix of our interest earning assets or interest bearing liabilities in response to changes in the interest rate environment, which is not consistent with our practices.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Pacific Mercantile Bancorp and Subsidiaries

We have audited the accompanying consolidated statements of financial condition of Pacific Mercantile Bancorp and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pacific Mercantile Bancorp and subsidiaries as of December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for stock-based employee compensation as a result of the adoption of Statement of Financial Accounting Standards No. 123 (revised December 2004) Share-based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Pacific Mercantile Bancorp and subsidiaries’ internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 12, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ GRANT THORNTON LLP

Irvine, California

March 12, 2007

CONSOLIDATED STA TEMENTS OF FINANCIAL CONDITION

(Dollars in thousands)

	December 31,
	2006	2005
ASSETS
Cash and due from banks	$13,304	$23,422
Federal funds sold	13,000	11,400

Cash and cash equivalents	26,304	34,822
Interest-bearing deposits with financial institutions	198	441
Federal Reserve Bank and Federal Home Loan Bank Stock, at cost	13,792	13,349
Securities available for sale, at fair value	241,912	265,556
Loans (net of allowances of $5,929 and $5,126, respectively)	740,957	650,027
Investment in unconsolidated subsidiaries	837	837
Accrued interest receivable	4,877	4,040
Premises and equipment, net	2,152	2,570
Other assets	11,500	9,514

Total assets	$1,042,529	$981,156

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$189,444	$200,688
Interest-bearing	528,349	379,661

Total deposits	717,793	580,349
Borrowings	201,797	288,684
Accrued interest payable	2,930	2,214
Other liabilities	4,246	3,555
Junior subordinated debentures	27,837	27,837

Total liabilities	954,603	902,639

Commitments and contingencies (Note 14)	—	—
Shareholders’ equity:
Preferred stock, no par value, 2,000,000 shares authorized, none issued	—	—
Common stock, no par value, 20,000,000 shares authorized, 10,308,364 and 10,176,008 shares issued and outstanding at December 31, 2006 and 2005, respectively	70,790	69,078
Retained earnings	20,076	13,144
Accumulated other comprehensive loss	(2,940)	(3,705)

Total shareholders’ equity	87,926	78,517

Total liabilities and shareholders’ equity	$1,042,529	$981,156

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except for per share data)

	Year Ended December 31,
	2006	2005	2004
Interest income:
Loans, including fees	$50,974	$35,478	$24,538
Federal funds sold	1,394	1,282	513
Securities available for sale and stock	11,423	9,226	8,295
Interest-bearing deposits with financial institutions	9	9	6

Total interest income	63,800	45,995	33,352
Interest expense:
Deposits	18,365	9,581	6,780
Borrowings	13,053	7,717	4,914

Total interest expense	31,418	17,298	11,694

Net interest income	32,382	28,697	21,658
Provision for loan losses	1,105	1,145	973

Net interest income after provision for loan losses	31,277	27,552	20,685

Noninterest income	1,266	1,053	2,010
Noninterest expense	20,683	17,493	14,311

Income (loss) before income taxes	11,860	11,112	8,384
Income tax expense and (benefit)	4,739	4,547	3,462

Income (loss) from continuing operations	7,121	6,565	4,922
(Loss) income from discontinued operations, net of taxes	(189)	(841)	(59)

Net income	$6,932	$5,724	$4,863

Net income (loss) per share basic:
Income (loss) from continuing operations	$0.70	$0.64	$0.49
(Loss) income from discontinued operations	(0.02)	(0.08)	(0.01)

Net income	$0.68	$0.56	$0.48

Net income (loss) per share diluted:
Income (loss) from continuing operations	$0.66	$0.62	$0.47
(Loss) income from discontinued operations	(0.02)	(0.08)	(0.01)

Net income	$0.64	$0.54	$0.46

Weighted average number of shares:
Basic	10,233,926	10,100,514	10,082,049
Diluted	10,829,775	10,562,976	10,597,433

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Shares and dollars in thousands)

For the Three Years Ended December 31, 2006

	Common stock and paid-in capital		Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Total
	Number of shares	Amount
Balance at December 31, 2003	10,081	$69,049	$2,557	$(1,436)	$70,170
Exercise of stock options, net	3	17	—	—	17
Issuance of common stock in public offering, net of offering expenses	—	(38)	—	—	(38)
Comprehensive income	—	—	—	—	—
Net income	—	—	4,863	—	4,863
Change in unrealized gain (loss) on securities held for sale, net of tax	—	—	—	(36)	(36)

Total comprehensive income	—	—	—	—	4,827

Balance at December 31, 2004	10,084	$69,028	$7,420	$(1,472)	$74,976
Exercise of stock options, net	8	50	—	—	50
Exercise of warrants	84	—	—	—	—
Comprehensive income
Net income	—	—	5,724	—	5,724
Change in unrealized gain (loss) on securities held for sale, net of tax	—	—	—	(2,233)	(2,233)

Total comprehensive income	—	—	—	—	3,491

Balance at December 31, 2005	10,176	$69,078	$13,144	$(3,705)	$78,517
Exercise of stock options, net	131	620	—	—	620
Exercise of warrants	1	—	—	—	—
Stock based compensation expense		585			585
Stock option income tax benefits		507			507
Comprehensive income
Net income	—	—	6,932	—	6,932
Change in unrealized gain (loss) on securities held for sale, net of tax	—	—	—	908	908
Change in unrealized gain (loss) on supplemental executive retirement plan	—	—	—	(143)	(143)

Total comprehensive income					7,697

Balance at December 31, 2006	10,308	$70,790	$20,076	$(2,940)	$87,926

The accompanying notes are an integral part of this consolidated financial statement.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended December 31,
	2006	2005	2004
Cash Flows From Continuing Operating Activities:
Income from continuing operations	$7,121	$6,565	$4,922
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	918	1,076	993
Provision for loan losses	1,105	1,145	973
Net amortization of premium (discount) on securities	679	1,283	1,994
Net gains on sales of securities available for sale	—	—	(839)
Mark to market loss (gain) adjustment of equity securities	27	23	(8)
Net gain on sale of other real estate owned	—	—	(117)
Net loss (gain) on sale of fixed assets	5	(15)	—
Net increase in accrued interest receivable	(837)	(1,501)	(193)
Stock-based compensation expense	585	—	—
Net (increase) decrease in other assets	(2,470)	1,906	(2,080)
Net (increase) decrease in deferred taxes	(237)	(1,869)	443
Net increase in accrued interest payable	716	955	339
Net increase in other liabilities	497	383	978

Net cash provided by operating activities	8,109	9,951	7,405
Cash Flows From Investing Activities:
Net decrease (increase) in interest-bearing deposits with financial institutions	101	211	(8)
Maturities of, proceeds from sales of and principal payments received for securities available for sale and other stock	48,993	62,645	168,119
Purchase of securities available for sale and other stock	(25,075)	(166,470)	(67,863)
Proceeds from sale of subsidiary	127	—	—
Gain on sale of subsidiary	(2)	—	—
Net increase in loans	(92,035)	(139,345)	(163,245)
Proceeds from sale of other real estate owned	—	—	1,634
Proceeds from sale of fixed assets	5	15	—
Purchases of premises and equipment	(521)	(675)	(914)

Net cash used in investing activities	(68,407)	(243,619)	(62,277)
Cash Flows From Financing Activities:
Net increase in deposits	137,444	46,786	38,229
Offering expenses from sale of common stock	—	—	(38)
Proceeds from exercise of stock options	620	50	17
Tax benefits from exercise of stock options	507	—	—
Investment in trust subsidiaries	—	—	(310)
Proceeds from junior subordinated debentures	—	—	10,310
Net (decrease) increase in borrowings	(86,887)	83,930	66,382

Net cash provided by financing activities	51,684	130,766	114,590

Cash Flows (used) in provided by continuing operations	(8,614)	(102,902)	59,718

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS—continued

(Dollars in thousands)

	Year Ended December 31,
	2006	2005	2004
Discontinued Operations:
Cash Flows From Operating Activities
Loss from discontinued operations	(189)	(841)	(59)
Depreciation and Amortization	2	19	60
Net decrease (increase) in other assets	181	(16)	(81)
Net decrease in fixed assets	9	—	—
Net (decrease) increase in other liabilities	(49)	22	6
Proceeds from sales of loans held for sale	—	141,124	267,351
Originations and purchases of loans held for sale	—	(97,435)	(288,799)
Net gains on sales of loans held for sale	—	(1,136)	(1,605)
Mark to market gain adjustment of loans held for sale	—	(205)	(127)

Net cash (used) provided by operating activities	(46)	41,532	(23,254)
Cash Flows From Investing Activities:
Net decrease (increase) in interest-bearing deposits with financial institutions	142	86	(125)
Purchases of premises and equipment	—	(3)	(15)

Net cash flow provided by investing activities	142	83	(140)

Cash Flows provided (used) by discontinued operations	96	41,615	(23,394)
Net decrease (increase) in cash and cash equivalents	(8,518)	(61,287)	36,324
Cash and Cash Equivalents, beginning of period	34,822	96,109	59,785

Cash and Cash Equivalents, end of period	$26,304	$34,822	$96,109

Supplementary Cash Flow Information:
Cash paid for interest on deposits and other borrowings	$30,714	$17,029	$11,734

Cash paid for income taxes	$4,975	$4,301	$1,577

Non-Cash Investing Activities:
Transfer of loan to other real estate owned	$—	$—	$1,517

Net decrease in comprehensive income on supplemental employee retirement plan, net of tax	$(143)	$—	$—

Net (decrease) increase in net unrealized gains and losses on securities held for sale, net of income tax	$908	$(2,233)	$(36)

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business and Significant Accounting Policies

Organization

The consolidated financial statements include the accounts of Pacific Mercantile Bancorp (“PMBC”) and its wholly owned subsidiary, Pacific Mercantile Bank (the “Bank”). PMBC, together with the Bank, shall be referred to as the “Company” and sometimes as “we” or “us”. The Company is a bank holding company, which was incorporated as a California corporation on January 7, 2000. The Bank is a California banking corporation which was formed on May 29, 1998, incorporated on November 18, 1998, and commenced operations on March 1, 1999. The Bank is chartered by the California Department of Financial Institutions (the “DFI”) and is a member of the Federal Reserve Bank of San Francisco (“FRB”). In addition, deposit accounts of the Bank’s customers are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to the maximum amount allowed by law.

Discontinued Operations

Discontinued operations consist of (i) the Company’s retail securities brokerage business that was conducted by PMB Securities Corp, a former wholly owned subsidiary that was sold June 1, 2006 and (ii) the Bank’s wholesale mortgage lending business, the operations of which was discontinued in 2005, after a decision was made by the Company, in the second quarter that year, to exit that business.

Significant Accounting Policies

The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10–K and in accordance with generally accepted accounting principles, as in effect in the United States (“GAAP”), on a basis consistent with prior periods.

However, as described below under the subcaption “Discontinued Operations” in Note 21, in the second quarter of 2005, the Company decided to discontinue the Bank’s wholesale mortgage lending business and completed its exit from that business at the end of 2005. Accordingly, the results of operations of that business are presented as discontinued operations in our consolidated financial statements for the years ended December 31, 2005 and 2004. In the second quarter of 2006, the Company sold PMB Securities Corp. Therefore, the results of operations of that business are presented as discontinued operations, separate from the results of our continuing operations, in our consolidated financial statements for the years ended December 31, 2006, 2005 and 2004.

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

Principles of Consolidation

The consolidated financial statements include the accounts of PMBC and its wholly owned subsidiary, Pacific Mercantile Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

For purposes of the statements of cash flow, cash and cash equivalents consist of cash due from banks and federal funds sold. Generally, federal funds are sold for a one-day period. As of December 31, 2006 and 2005 the Bank maintained required reserves with the Federal Reserve Bank of San Francisco of approximately $800,000 and $15 million, respectively, which are included in cash and due from banks in the accompanying Consolidated Statements of Financial Condition.

Interest-Bearing Deposits with Financial Institutions

Interest-bearing deposits with financial institutions mature within one year or have no stated maturity date and are carried at cost.

Securities Available for Sale

Securities available for sale are those that management intends to hold for an indefinite period of time and that may be sold in response to changes in liquidity needs, changes in interest rates, changes in prepayment risks and other similar factors. The securities are recorded at fair value, with unrealized gains and losses excluded from earnings and reported as other comprehensive income or loss net of taxes, respectively.

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

Loans and Allowance for Loan Losses

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off, are stated at principal amounts outstanding, net of unearned income. Interest is accrued daily as earned, except where reasonable doubt exists as to collectibility, in which case accrual of interest is discontinued and the loan is placed on nonaccrual status. A loan is generally classified as impaired and placed on nonaccrual status when, in management’s opinion, the principal or interest will not be collectible in accordance with the contractual terms of the loan agreement. A loan with principal or interest that is 90 days or more past due is placed on nonaccrual status; except that management may elect to continue the accrual of interest when (i) the estimated net realizable value of any collateral securing the loan is sufficient to enable the Bank to recover both principal and accrued interest balances and (ii) such balances are in the process of collection. Generally, interest payments received on nonaccrual loans are applied to principal. Once all principal has been received, any additional interest payments are recognized as interest income on a cash basis.

An allowance for loan losses is established through a provision for loan losses that is charged against income. A loan is charged against the allowance for loan losses when management believes that the collection of the carrying amount is unlikely. The Bank carefully monitors changing economic conditions, the loan portfolio by category, the financial condition of borrowers and the history of the performance of the portfolio in determining the adequacy of the allowance for loan losses. Ultimate losses may vary from the estimates used to establish the allowance. Additionally, as the volume of loans increases, additional provisions for loan losses may be required to maintain the allowance at levels deemed adequate. Moreover, if economic conditions were to deteriorate, causing the risk of loan losses to increase, it would become necessary to increase the allowance to an even greater extent, which would necessitate additional charges to income.

The allowance is based on estimates, and ultimate losses may vary from the current estimates. These estimates are reviewed periodically and, as adjustments become necessary, they are recorded in earnings in the periods in which they become known. Management believes that the allowance for loan losses was adequate as of December 31, 2006 and 2005. In addition, the FRB and the DFI, as an integral part of their examination processes, periodically review the Bank’s allowance for loan losses for adequacy. The agencies may require the Bank to recognize additions to the allowance based on their judgments in light of the information available at the time of their examinations.

The Bank also evaluates loans for impairment, where principal and interest is not expected to be collected in accordance with the contractual terms of the loan. The Bank measures and reserves for impairment on a loan-by-loan basis using either the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral if the loan is collateral dependent. The Bank excludes smaller, homogeneous loans, such as consumer installment loans and lines of credit, from its impairment calculations. Also, loans that experience insignificant payment delays or payment shortfalls are generally not considered impaired.

Loan Origination Fees and Costs

All loan origination fees and related direct costs are deferred and amortized to interest income as an adjustment to yield over the respective lives of the loans using the effective interest method except for loans that are revolving or short-term in nature for which the straight line method is used.

Investment in unconsolidated subsidiaries

Investment in unconsolidated subsidiaries are stated at cost. The unconsolidated subsidiaries are comprised by the grantor trusts established in 2002 and 2004, in connection with our issuance of subordinated debentures in each of those years. See Note 7 below entitled “- Borrowings and Contractual Obligations – Junior Subordinated Debentures”.

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

Derivative Financial Instruments

As of December 31, 2006, the Company did not have derivative financial instruments outstanding.

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

Stock Option Plans

In December 2004, Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share-Based Payment”, which requires entities that grant stock options or other equity compensation awards to employees to recognize the fair value of those options and shares as compensation cost over their respective service (vesting) periods in their financial statements. SFAS No. 123(R) is effective beginning in the first quarter of fiscal years ending after June 15, 2005. As a result, effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), using the modified-prospective-transition method. Under this transition method, equity compensation expense that was recognized in fiscal 2006 includes: (a) compensation expense for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on their grant date fair values estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on their grant date fair values estimated in accordance with the provisions of SFAS No. 123(R). Since stock-based compensation that is recognized in the statement of income is to be determined based on the equity compensation awards that we expect will ultimately vest, that compensation expense has been reduced for estimated forfeitures of unvested options that typically occur due to terminations of employment of optionees. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For purposes of the determination of stock-based compensation expense for the year ended December 31, 2006, we estimated no forfeitures of options granted to members of the Board of Directors and forfeitures of 20% with respect to the remaining unvested options.

Prior to January 1, 2006 we had accounted for stock-based employee compensation as prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Pursuant to APB No. 25, no stock-based compensation expense was recognized for income statement purposes, as all of the options that we granted under our stock incentive plans were granted at exercise prices at least equal to the market prices of the underlying shares on their respective dates of grant. Accordingly, our operating results for periods prior to January 1, 2006 are not, to that extent, comparable to our reported results of operations in periods ending after December 31, 2005. If a determination had been made, in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” of the compensation expense attributable to the options or stock purchase rights that have been granted under the Company’s 1999 and 2004 Plans, based upon their respective fair values as of their grant dates, the Company’s net income and income per share would have been reduced to the pro forma amounts indicated below:

(Dollars in thousands, except per share data)	2005	2004
Net Income:
As reported	$5,724	$4,863
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	478	591

Pro forma	$5,246	$4,272

Income per share as reported:
Basic	$0.56	$0.48
Diluted	0.54	0.46
Income per share pro forma:
Basic	$0.52	$0.42
Diluted	0.50	0.40
Weighted average number of shares:
Basic	10,100,514	10,082,049
Diluted	10,562,976	10,597,433

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

The components of other comprehensive income (loss) and related tax effects are as follows:

	Year Ended December 31,
(Dollars in thousands)	2006	2005	2004
Unrealized holding gains (losses) arising during period from securities available for sale	$1,423	$(3,688)	$(899)
Reclassification adjustment for gains included in income	—	—	839

Net unrealized holding gains (losses)	1,423	(3,688)	(60)
Net unrealized deferred compensation expense	(243)	—	—
Tax effect	(415)	1,455	24

Other comprehensive gain (loss)	$765	$(2,233)	$(36)

The components of accumulated other comprehensive income (loss), included in stockholders’ equity, and are as follows:

	December 31,
(Dollars in thousands)	2006	2005
Net unrealized holding loss on securities available for sale	$(4,753)	$(6,176)
Net unrealized deferred compensation expense	(243)	—
Tax effect	2,056	2,471

Accumulated other comprehensive loss	$(2,940)	$(3,705)

Recent Accounting Pronouncements

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

In July 2006, the FASB also issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109,” (FIN 48). FIN 48 clarifies the accounting for uncertain tax positions in accordance with SFAS 109, “Accounting For Income Taxes,” by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. The minimum recognition threshold will require us to recognize, in our financial statements, the impact of a tax position if it is more likely than not that the tax position is valid and would be sustained on audit, including resolution of related appeals or litigation processes, if any. Only tax positions that meet the “more likely than not” recognition criteria at the effective date may be recognized or continue to be recognized in the financial statements upon the adoption of FIN 48. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition requirements in accounting for uncertain tax positions. Changes in the amount of tax benefits recognized resulting from the application of the provisions of this Interpretation would result in a one-time non-cash charge to be recognized as a change in accounting principle via a cumulative adjustment to the opening balance of retained earnings in the period of adoption. FIN 48 is effective for fiscal years beginning after December 15, 2006. Accordingly, we will adopt the provisions of FIN 48 in the first quarter 2007. We are currently evaluating the guidance contained in FIN 48 and we do not expect any non-cash charge that might result from its adoption to be material to beginning retained earnings.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and therefore, does not expand the use of fair value in any new circumstances. SFAS 157 clarifies that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and lowest priority to unobservable data. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We do not expect that the adoption of FAS 157 will have a material effect on our consolidated financial statements.

On September 29, 2006, the FASB issued FAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R). FAS 158 represent the first phase of the FASB’s project on pension and post-retirement benefits. The next phase will consider potential changes in determining net periodic benefit cost and measuring plan assets and obligations. A company with publicly traded equity securities is required to initially recognize the funded status of a defined benefit post-retirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. See Note 15 (Employee Benefit Plans) to the Financial Statements for additional information.

On February 15, 2007, the FASB issued FAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115.” FAS 159 provides an alternative measurement treatment for certain financial assets and financial liabilities, under an instrument-by-instrument election, that permits fair value to be used for both initial and subsequent measurement, with changes in fair value recognized in earnings. While FAS 159 is effective beginning January 1, 2008, earlier adoption is permitted as of January 1, 2007, provided that the entity also adopts all of the requirements of FAS 157. We do not expect that the adoption of FAS 159 will have a material effect on our consolidated financial statements.

Reclassification

Certain amounts in the accompanying 2005 consolidated financial statements, primarily amounts related to discontinued operations, have been reclassified to conform to 2006 presentation.

2. Interest-Bearing Deposits with Financial Institutions

The Company had interest-bearing deposits with financial institutions of $198,000 at December 31, 2006 and $441,000 at December 31, 2005. The weighted average percentage yields of these deposits were 3.43% and 2.19% at December 31, 2006 and 2005, respectively.

Interest-bearing deposits with financial institutions at December 31, 2006 are scheduled to mature within one year or have no stated maturity date.

3. Securities Available For Sale

The following are summaries of the major components of securities available for sale and a comparison of amortized cost, estimated fair market values, and gross unrealized gains and losses at December 31, 2006 and 2005:

	December 31, 2006				December 31, 2005
	Amortized Cost	Gross Unrealized		Fair Value	Amortized Cost	Gross Unrealized		Fair Value
		Gain	Loss			Gain	Loss
	(Dollars in thousands)
Mortgage backed securities	$211,790	$91	$4,608	$207,273	$233,405	$10	$5,621	$227,794
Collateralized mortgage obligations	21,751	—	437	21,314	25,190	—	583	24,607

Total government and agencies securities	233,541	91	5,045	228,587	258,595	10	6,204	252,401
Municipal Securities	11,651	201	—	11,852	11,651	56	38	11,669
Mutual fund	1,473	—	—	1,473	1,486	—	—	1,486

Total securities available for sale	$246,665	$292	$5,045	$241,912	$271,732	$66	$6,242	$265,556

At December 31, 2006, mortgage backed securities and collateralized mortgage obligations with an aggregate fair market value of $227 million were pledged to secure Federal Home Loan Bank borrowings, repurchase agreements, local agency deposits and Treasury, tax and loan accounts.

The amortized cost and estimated fair values, at December 31, 2006, of securities available for sale are shown in the table below by contractual maturities and historical prepayments based on the prior twelve months of principal payments. Expected maturities will differ from contractual maturities and historical prepayments, particularly with respect to collateralized mortgage obligations, because borrowers may react to interest rate market conditions differently than the historical prepayment rates.

	December 31, 2006 Maturing in
(Dollars in thousands)	One year or less	Over one year through five years	Over five years through ten years	Over ten Years	Total
Securities available for sale, amortized cost	$40,909	$113,624	$53,620	$38,512	$246,665
Securities available for sale, estimated fair value	40,011	111,276	52,417	38,208	241,912
Weighted average yield	4.29%	4.38%	4.53%	4.71%	4.45%

	December 31, 2005 Maturing in
(Dollars in thousands)	One year or less	Over one year through five years	Over five years through ten years	Over ten Years	Total
Securities available for sale, amortized cost	$53,711	$124,994	$63,962	$29,065	$271,732
Securities available for sale, estimated fair value	52,493	122,031	62,345	28,687	265,556
Weighted average yield	3.96%	4.12%	4.38%	4.54%	4.20%

The Company did not recognize any net gains or losses on sales of securities available for sale in 2006 and 2005. In 2004 the Company recognized net gains on sales of securities available for sale of $839,000 on sales proceeds of $81 million.

The table below shows, as of December 31, 2006, the gross unrealized losses and fair values of our investments, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	Securities With Unrealized Loss as of December 31, 2006
	Less than 12 months		12 months or more		Total
(Dollars In thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
US agencies and mortgage backed securities	$24,992	$(97)	$158,648	$(4,511)	$183,640	$(4,608)
Collateralized mortgage obligations	3,120	(64)	18,194	(373)	21,314	(437)
Municipal Securities	—	—	—	—	—	—

Total temporarily impaired securities	$28,112	$(161)	$176,842	$(4,884)	$204,954	$(5,045)

We regularly monitor investments for significant declines in fair value. We have determined that the declines in the fair values of these investments below their amortized costs, as set forth in the table above, are temporary based on the following: (i) those declines were due to interest rate changes and not to a deterioration in the creditworthiness of the issuers of those investment securities, and (ii) we have the ability to hold those securities until there is a recovery in their values or until their maturity.

4. Loans and Allowance for Loan Losses

The loan portfolio consisted of the following, at:

	December 31, 2006		December 31, 2005
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial loans	$230,960	30.9%	$187,246	28.6%
Real estate loans	254,483	34.0%	241,866	36.9%
Residential mortgage loans	174,795	23.4%	173,685	26.5%
Construction loans	81,853	11.0%	47,056	7.2%
Consumer loans	5,401	0.7%	5,523	0.8%

Gross loans	747,492	100.0%	655,376	100.0%

Deferred fee (income) costs, net	(606)		(223)
Allowance for loan losses	(5,929)		(5,126)

Loans, net	$740,957		$650,027

At December 31, 2006 and 2005, real estate loans of approximately $170 million and $132 million, respectively, were pledged to secure borrowings obtained from the Federal Home Loan Bank.

Set forth below is a summary of the Company’s transactions in the allowance for loan losses for the years ended:

(In thousands)	December 31, 2006	December 31, 2005
Balance, beginning of period	$5,126	$4,032
Provision for loan losses	1,105	1,145
Net amounts charged off	(302)	(51)

Balance, end of period	$5,929	$5,126

As of December 31, 2006, the Company had $1.8 million in nonaccrual and impaired loans, no restructured loans, and $100,000 in principal balances more than 90 days past due and still accruing interest. At December 31, 2005, the Company had $1.3 million in nonaccrual loans and impaired loans, no restructured or impaired loans, and no loans with principal balances more than 90 days past due still accruing interest.

The Company had an average investment in impaired loans of $650,000 for the fiscal year ended December 2006 and $600,000 for the fiscal year ended December 31, 2005. The interest that would have been earned had the impaired loans remained current in accordance with their original terms was $63,000 and $72,000 in 2006 and 2005, respectively. The allowance for loan losses did not include a valuation reserve for impaired loans at December 31, 2006 or 2005.

5. Premises and Equipment

The major classes of premises and equipment are as follows:

	December 31,
(Dollars in thousands)	2006	2005
Furniture and equipment	$6,039	$5,862
Leasehold improvements	1,604	1,369

	7,643	7,231
Accumulated depreciation and amortization	(5,491)	(4,661)

Total	$2,152	$2,570

The amount of depreciation and amortization included in operating expense was $918,000, $1,095,000 and $1,053,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

6. Deposits

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2006 and 2005 were $219 million and $136 million, respectively.

The scheduled maturities of time certificates of deposit of $100,000 or more at December 31, 2006 were as follows:

At December 31, 2006
(Dollars in thousands)
2007	$179,977
2008	20,330
2009	4,594
Thereafter	14,558

Total	$219,459

7. Borrowings and Contractual Obligations

Borrowings consisted of the following:

	December 31,
	2006	2005
	(Dollars in thousands)
Securities sold under agreements to repurchase	$4,797	$39,684
Federal Home Loan advances—short-term	81,000	217,000
Federal Home Loan advances—long-term	116,000	32,000

	$201,797	$288,684

Securities sold under agreements to repurchase, which are classified as secured borrowings, mature within one day from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. The Company monitors the fair value of the underlying securities.

Borrowings. As of December 31, 2006, we had $81 million of outstanding short-term borrowings and $116 million of outstanding long-term borrowings that we had obtained from the Federal Home Loan Bank. The table below sets forth the amounts (in thousands of dollars) of, the interest rates we pay on, and the maturity dates of these Federal Home Loan Bank borrowings. These borrowings, along with the securities sold under agreements to repurchase, have a weighted-average annualized interest rate of 4.94%.

Principal Amounts	Interest Rate	Maturity Dates	Principal Amounts	Interest Rate	Maturity Dates
(Dollars in thousands)			(Dollars in thousands)
$10,000	5.29%	January 5, 2007	$ 7,000	5.25%	May 19, 2008
7,000	5.56%	January 11, 2007	8,000	5.28%	June 5, 2008
10,000	5.03%	January 18, 2007	8,000	5.55%	July 10, 2008
4,000	2.5%	January 22, 2007	5,000	5.36%	July 25, 2008
5,000	2.57%	February 12, 2007	5,000	5.22%	August 8, 2008
5,000	3.87%	May 18, 2007	10,000	5.22%	October 16, 2008
7,000	4.71%	June 20, 2007	2,000	5.26%	November 5, 2008
5,000	5.49%	July 16, 2007	5,000	4.94%	November 28, 2008
5,000	5.29%	July 17, 2007	5,000	4.91%	December 2, 2008
10,000	5.28%	July 19, 2007	5,000	3.45%	February 11, 2009
3,000	3.14%	September 18, 2007	7,000	5.25%	May 1, 2009
2,000	3.06%	September 24, 2007	5,000	5.25%	May 1, 2009
1,000	2.91%	October 1, 2007	7,000	4.93%	November 24, 2009
7,000	5.6%	October 9, 2007	5,000	4.86%	November 27, 2009
5,000	5.38%	January 22, 2008	7,000	4.81%	December 14, 2009
5,000	5.24%	May 2, 2008	5,000	4.87%	December 21, 2009
10,000	5.29%	May 5, 2008

At December 31, 2006, U.S. Agency and Mortgage Backed securities, U.S. Government agency securities and collateralized mortgage obligations with an aggregate fair market value of $227 million and $168 million of residential mortgage and other real estate secured loans were pledged to secure these Federal Home Loan Bank borrowings, repurchase agreements, local agency deposits, and Treasury, Tax and Loan accounts.

As of December 31, 2006, we unused borrowing capacity of $112 million with the Federal Home Loan Bank, $20 million in the form of security repurchase agreements with two investment banking firms and unused federal funds lines of credit of $19 million with correspondent banks. The highest amount of borrowings outstanding at any month end during the twelve months ended December 31, 2006 consisted of $274 million of borrowings from the Federal Home Loan Bank and $33 million of overnight borrowings in the form of securities sold under repurchase agreements.

The Company, as of December 31, 2005, had $217 million of outstanding short-term borrowings and $32 million of outstanding long-term borrowings that we had obtained from the Federal Home Loan Bank. The table below sets forth the amounts, in thousands of dollars, the interest rates we paid on, and the maturity dates of these Federal Home Loan Bank borrowings. These borrowings, along with the securities sold under agreements to repurchase, had a weighted-average annualized interest rate of 3.46%.

Principal Amounts	Interest Rate	Maturity Dates	Principal Amounts	Interest Rate	Maturity Dates
(Dollars in thousands)			(Dollars in thousands)
$ 7,000	2.41%	January 9, 2006	$7,000	3.72%	July 6, 2006
5,000	4.35%	January 12, 2006	5,000	3.78%	July 6, 2006
6,000	1.94%	January 23, 2006	5,000	3.78%	July 10, 2006
10,000	2.74%	January 30, 2006	3,000	4.67%	July 20, 2006
5,000	2.66%	February 2, 2006	5,000	2.76%	August 9, 2006
7,000	3.18%	February 3, 2006	7,000	4.19%	August 10, 2006
7,000	4.25%	February 9, 2006	5,000	4.13%	August 15, 2006
5,000	2.00%	February 13, 2006	2,000	2.94%	August 28, 2006
5,000	2.50%	February 21, 2006	3,000	2.56%	September 18, 2006
6,000	2.34%	February 28, 2006	3,000	2.49%	September 25, 2006
7,000	4.35%	March 2, 2006	5,000	2.39%	October 2, 2006
7,000	4.34%	March 3, 2006	2,000	2.40%	October 2, 2006
10,000	4.14%	March 10, 2006	7,000	3.18%	November 22, 2006
5,000	3.50%	March 16, 2006	5,000	2.69%	December 12, 2006
5,000	4.18%	April 10, 2006	5,000	2.67%	December 18, 2006
10,000	4.38%	April 10, 2006	4,000	2.50%	January 22, 2007
5,000	3.26%	April 10, 2006	5,000	2.57%	February 12, 2007
7,000	4.60%	April 27, 2006	5,000	3.62%	May 18, 2007
7,000	3.59%	May 1, 2006	7,000	4.71%	June 20, 2007
5,000	4.21%	May 10, 2006	3,000	3.14%	September 18, 2007
5,000	3.87%	May 18, 2006	2,000	3.06%	September 24, 2007
7,000	3.62%	June 7, 2006	1,000	2.91%	October 1, 2007
5,000	3.13%	June 19, 2006	5,000	3.45%	February 11, 2009

Certain investment securities and real estate loans were pledged as collateral to secure these borrowings (see Notes 3 and 4). As of December 31, 2005 we had unused borrowing capacity of $16 million with the Federal Home Loan Bank and $29 million of additional borrowing capacity in the form of security repurchase agreements with two investment banking firms and unused federal funds lines of credit of $18 million with correspondent banks. The highest amount of borrowings outstanding at any month end during the twelve months ended December 31, 2005 consisted of $263 million of borrowings from the Federal Home Loan Bank and $20 million of overnight borrowings in the form of securities sold under repurchase agreements.

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

Set forth below is certain information regarding the terms of the Debentures that were outstanding as of December 31, 2006 and 2005:

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

Under the Federal Reserve Board rulings, the borrowings evidenced by the Debentures, which are subordinated to all of our other borrowings that are outstanding or which we may obtain in the future, are eligible (subject to certain dollar limitations) to qualify and, at December 31, 2006, $27.8 million of those Debentures qualified as Tier I capital, for regulatory purposes. At December 31, 2005, $27.4 million of those Debentures qualified as Tier I capital, while the remaining $400,000 qualified as Tier II capital for regulatory purposes. See discussion below under the subcaption “—Regulatory Capital Requirements.”

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

The following is a summary of loan transactions with directors of the Company and certain of their associated businesses:

	Year Ended December 31,
	2006(1)	2005(1)
	(Dollars in thousands)
Beginning balance	$1,873	$1,272
New loans granted	307	803
Principal repayments	(1,055)	(202)

Ending balance	$1,125	$1,873

(1)	Includes loans made to executive officers who are not also directors totaling $46,000 and $64,000 in 2006 and 2005, respectively.

Deposits by the Company held by the Bank at December 31, 2006 and 2005 amounted to approximately $29 million and $24 million, respectively.

9. Income Taxes

The components of income tax expense (benefit) from continuing operations consisted of the following for the years ended December 31:

(Dollars in thousands)	2006	2005	2004
Current taxes:
Federal	$3,849	$4,356	$2,579
State	1,137	1,356	440

Total current taxes	4,986	5,712	3,019
Deferred taxes:
Federal	(336)	(857)	296
State	89	(308)	147

Total deferred taxes	(247)	(1,165)	443

Total income tax expense	$4,739	$4,547	$3,462

The components of our net deferred tax asset are as follows at:

	December 31,
(Dollars in thousands)	2006	2005
Deferred tax assets/(liabilities):
Allowance for loan losses	$2,440	$2,299
Capital loss	177	—
Deferred compensation	367	292
Deferred organizational and start-up expenses	—	10
Discontinued operations accrued expense	—	18
Other accrued expenses	156	162
Reserve for unfunded commitments	164	135
State taxes	416	434
Stock based compensation	147	—
Depreciation and amortization	(8)	(77)
Deferred loan origination costs	(372)	(454)
Deferred state taxes	—	(229)
Unrealized losses on securities	2,056	2,541
Valuation allowance	(177)	—
Other, net	—	—

Total net deferred tax assets	$5,366	$5,131

The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized for continuing operations as follows:

	Year Ended December 31,
	2006	2005	2004
Federal income tax based on statutory rate	34.0%	34.0%	34.0%
State franchise tax net of federal income tax benefit	6.7	7.0	6.8
Permanent differences other	(0.7)	(0.2)	0.2
Other	0.0	0.1	0.3

Total income tax expense	40.0%	40.9%	41.3%

10. Stock Incentive Plans

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

The fair values of the options that were outstanding under the 1999 and 2004 Plans were estimated as of their respective dates of grant using the Black-Scholes option-pricing model. The following table summarizes the weighted average assumptions used for grants in the following periods:

	Twelve Months Ended December 31,
Assumptions with respect to:	2006	2005	2004
Expected volatility	35%	45%	56%
Risk-free interest rate	4.71%	3.75%	3.07%
Expected dividends	1.07%	1.04%	1.22%
Expected term (years)	6.5	5.0	5.0
Weighted average fair value of option granted during period	$6.83	$6.32	$5.26

The following tables summarize the share option activity under the plans for the twelve months ended December 31, 2006, 2005 and 2004.

	Number of Shares	Weighted- Average Exercise Price Per Share	Number of Shares	Weighted- Average Exercise Price Per Share	Number of Shares	Weighted- Average Exercise Price Per Share
	2006		2005		2004
Outstanding—January 1,	1,470,698	$8.51	1,353,848	$7.73	1,002,248	$6.41
Granted	80,000	17.33	181,500	15.18	376,800	11.26
Exercised	(135,974)	5.15	(7,927)	7.15	(2,540)	7.22
Forfeited/Canceled	(47,800)	15.53	(56,723)	11.49	(22,660)	8.40

Outstanding – December 31,	1,366,924	9.11	1,470,698	8.51	1,353,848	7.73

Options Exercisable – December 31,	1,035,637	$7.73	1,054,262	$6.95	906,688	$6.50

The aggregate intrinsic values of options exercised for the twelve months ended December 31, 2006, 2005 and 2004 were $1.7 million, $64,000 and $16,000, respectively. Total fair values of vested options for the same periods were $628,000, $789,000 and $933,000, respectively.

Outstanding as of December 31, 2006					Exercisable as of December 31, 2006
Range of Exercise Price	Vested	Unvested	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Shares	Weighted- Average Exercise Price
$ 4.00 – 5.99	166,998		$4.00	2.17	166,998	$4.00
$ 6.00 – 9.99	645,935	14,941	7.29	3.69	645,935	7.28
$10.00 – 12.99	190,723	160,327	11.24	7.16	190,723	11.24
$13.00 – 17.99	30,281	112,719	15.36	8.58	30,281	15.00
$18.00 – 18.84	1,700	43,300	18.28	9.08	1,700	18.62

	1,035,637	331,287	$9.11	5.08	1,035,637	$7.73

The aggregate intrinsic values of options that were outstanding and those that were exercisable under the plans at December 31, 2006 were $9.8 million and $8.8 million, respectively.

A summary of the status of the unvested shares as of December 31, 2005, and changes during the twelve month period ended December 31, 2006, are set forth in the following table.

	Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2005	416,436	$5.54
Granted	80,000	6.83
Vested	(117,349)	5.36
Forfeited/Canceled	(47,800)	6.40

Unvested at December 31, 2006	331,287	$5.80

The aggregate amounts charged against income in relation to stock-based awards was $585,000 for the twelve months ended December 31, 2006. At December 31, 2006, compensation expense related to non-vested stock option grants aggregated $1.4 million, which is expected to be recognized as follows:

Stock Option Compensation Expense
(In thousands)
For the year ended December 31,
2007	556
2008	570
2009	196
2010	75
2011	24

Total	$1,421

11. Earnings Per Share (“EPS”)

Basic EPS excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted to common stock that would then share in our earnings. For the twelve months ended December 31, 2006, 2005 and 2004 stock options for 108,813, 43,005 and 52,251 shares, respectively, were not considered in computing diluted earnings per common share because they were antidilutive.

The following table shows how we computed basic and diluted EPS for twelve months ended December 31, 2006, 2005 and 2004.

	For the twelve months ended December 31,
(In thousands, except per share data)	2006	2005	2004
Net income available for common shareholders (A)	$6,932	$5,724	$4,863

Weighted average outstanding shares of common stock (B)	10,234	10,101	10,082
Dilutive effect of employee stock options and warrants	596	462	515

Common stock and common stock equivalents (C)	10,830	10,563	10,597

Earnings per share:
Basic (A/B)	$0.68	$0.56	$0.48
Diluted (A/C)	$0.64	$0.54	$0.46

12. Shareholders’ Equity

In December 2003, the Company sold 3,680,000 shares of its common stock in a public offering at a price of $9.25 per share. The net offering proceeds (after deducting underwriting commissions and offering expenses) totaled $31,178,000. In addition, the Company issued warrants to the managing underwriter for the public offering entitling it to purchase 224,000 shares of common stock at an exercise price of $11.10 per share. These warrants expire on December 8, 2008.

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

13. Commitments and Contingencies

The Company leases certain facilities and equipment under various non-cancelable operating leases. Rent expense for the years ended December 31, 2006, 2005 and 2004 was $2,183,000, $1,936,000, and $1,648,000, respectively. Sublease income for the years ended December 31, 2006 and 2005 was $28,000 and $0, respectively. We did not sublease space in the year ended December 31, 2005.

Future minimum non-cancelable lease commitments were as follows at December 31, 2006:

(Dollars in thousands)
2007	2,335
2008	2,322
2009	1,786
2010	1,220
2011	691
Thereafter	345

Total	$8,699

In order to meet the financing needs of its customers in the normal course of business, the Company is party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements. At December 31, 2006 and 2005, the Company was committed to fund certain loans amounting to approximately $224 million and $156 million, respectively. The contractual amounts of credit-related financial instruments such as commitments to extend credit, credit-card arrangements, and letters of credit represent the amounts of potential accounting loss should the contract be fully drawn upon, the customer default, and the value of any existing collateral become worthless.

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

The Company is subject to legal actions normally associated with financial institutions. At December 31, 2006 and 2005, the Company did not have any pending legal proceedings that are expected to be material to its consolidated financial condition or results of operations.

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

14. Derivative Financial Instruments

At December 31, 2006 and 2005, the Company did not have any outstanding derivative financial instruments.

15. Employee Benefit Plans

The Company has a 401(k) plan that covers substantially all full-time employees. It permits voluntary contributions by employees, a portion of which are matched by the Company. The Company’s expenses relating to its contributions to the 401(k) plan for the years ended December 31, 2006, 2005 and 2004 were $354,000, $235,000 and $252,000, respectively.

In January 2001 the Bank established an unfunded Supplemental Retirement Plan (“SERP”) for its President and CEO, Raymond E. Dellerba. The SERP was amended and restated in April 2006 to comply with the requirements of new Section 409A of Internal Revenue Code. The SERP provides that, subject to meeting certain vesting requirements described below, upon reaching age 65 Mr. Dellerba will become entitled to receive 180 equal successive monthly retirement payments, each in an amount equal to 60% of his average monthly base salary during the three years immediately preceding the date of his retirement or other termination of his employment (his “normal retirement benefit”). Mr. Dellerba’s right to receive that normal retirement benefit vests monthly during the term of his employment at a rate equal to 1.5 monthly retirement payments for each month of service with the Bank.

On September 29, 2006, the FASB issued FAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R), which requires us to recognize in our balance sheet as of December 31, 2006, the funded status of our other post-retirement plans. Beginning January 1, 2007, we will be required to recognize changes in our plans’ funded status in the year in which the changes occur in other comprehensive income.

We adopted FAS 158 effective December 31, 2006. The changes in the projected benefit obligation of other benefits during 2006 and 2005, the funded status at December 31, 2006 and 2005, and the amounts recognized in the balance sheet at December 31, 2006, were:

	At December 31,
	2006	2005	2004
	(Dollars in thousands)
Change in benefit obligation:
Benefit obligation at beginning of period	921	630	451
Service cost	136	111	108
Interest cost	65	48	36
Participant contributions	0	0	0
Plan amendments	0	0	0
Combination/divestiture/curtailment/settlement/termination	0	0	0
Actuarial loss/(gain)	13	132	35
(Benefits paid)	0	0	0

Benefit obligation at end of period	1,135	921	630

Funded status:	0	0	0
Amounts recognized in the Statement of Financial Condition
Unfunded accrued SERP liability – current	0	n/a	n/a
Unfunded accrued SERP liability—noncurrent	(1,135)	n/a	n/a

Total unfunded accrued SERP liability	(1,135)	(652)	(474)

Net amount recognized in accumulated other comprehensive income
Prior service cost/(benefit)	92	n/a	n/a
Net actuarial loss/(gain)	151	n/a	n/a

Total net amount recognized in accumulated other comprehensive income	243	n/a	n/a
Accumulated benefit obligation	747	0	0
Components of net periodic SERP cost YTD:
Service cost	136	111	108
Interest cost	65	48	36
Expected return on plan assets	0	0	0
Amortization of prior service cost/(benefit)	16	16	16
Amortization of net actuarial loss/(gain)	23	4	0

Net periodic SERP cost	240	179	160

Recognized in other comprehensive income YTD:
Prior service cost/(benefit)	0	n/a	n/a
Net actuarial loss/(gain)	0	n/a	n/a
Amortization of prior service cost/(benefit)	(4)	n/a	n/a
Amortization of net actuarial loss/(gain)	(5)	n/a	n/a

Total recognized year to date in other comprehensive income	(9)	n/a	n/a

Assumptions as of December 31,:
Assumed discount rate	6.50%	6.50%	6.50%
Rate of compensation increase	4.00%	4.00%	4.00%

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes that, as of December 31, 2006, the Company and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2006, based on the applicable capital adequacy regulations, the Company and the Bank are categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Company and the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following tables.

			Applicable Federal Regulatory Requirement
	Actual		For Capital Adequacy Purposes		To be Categorized As Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total Capital to Risk Weighted Assets:
Company	$124,196	15.4%	$64,474	At least 8.0%	$80,592	At least 10.0%
Bank	87,223	11.0%	63,733	At least 8.0%	79,666	At least 10.0%
Tier I Capital to Risk Weighted Assets:
Company	$117,866	14.6%	$32,237	At least 4.0%	$48,355	At least 6.0%
Bank	80,931	10.2%	31,867	At least 4.0%	47,800	At least 6.0%
Tier I Capital to Average Assets:
Company	$117,866	11.4%	$41,309	At least 4.0%	$51,636	At least 5.0%
Bank	80,931	7.9%	41,108	At least 4.0%	51,385	At least 5.0%

The actual capital amounts and ratios of the Company and the Bank at December 31, 2005 are presented in the following table:

			Applicable Federal Regulatory Requirement
	Actual		For Capital Adequacy Purposes		To be Categorized As Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total Capital to Risk Weighted Assets:
Company	$115,185	16.1%	$57,209	At least 8.0%	$71,512	At least 10.0%
Bank	77,993	11.1%	56,186	At least 8.0%	70,233	At least 10.0%
Tier I Capital to Risk Weighted Assets:
Company	$109,629	15.3%	$28,605	At least 4.0%	$42,907	At least 6.0%
Bank	72,904	10.4%	28,093	At least 4.0%	42,140	At least 6.0%
Tier I Capital to Average Assets:
Company	$109,629	11.5%	$38,034	At least 4.0%	$47,543	At least 5.0%
Bank	72,904	7.7%	37,955	At least 4.0%	47,444	At least 5.0%

There are no conditions or events that management believes have changed the Company’s or the Bank’s classification as well-capitalized since December 31, 2006.

In February 2006, we entered into a Memorandum of Understanding with the Federal Reserve Bank of San Francisco as a result of criticisms and concerns it had with respect to our mortgage loan regulatory compliance program. The Memorandum of Understanding required us to take a number of actions that are designed to strengthen, and to satisfactorily resolve the criticisms and concerns expressed by the Federal Reserve Bank with respect to, that compliance program. Those actions include adopting new compliance procedures and policies and implementing new training programs for our lending staff that are designed (i) to assure greater oversight by management over our mortgage lending operations, (ii) to minimize failures by our lending personnel to meet the requirements of our mortgage lending regulatory compliance policies, and (iii) to enable us to identify and correct, in an expeditious manner, any compliance failures by our lending personnel. Management has taken steps to address and resolve the concerns of the Federal Reserve Bank and believes that neither the Memorandum of Understanding, nor the actions it required the Bank to take, will have a material effect on our results of operations or our financial condition.

17. Parent Company Only Information

Condensed Statements of Financial Condition

(Dollars in thousands)

	December 31,
	2006	2005
Assets
Due from banks and interest-bearing deposits with financial institutions	$28,581	$24,466
Investment in subsidiaries	78,244	70,351
Securities available for sale, at fair value	81	120
Loans (net of allowance of $38 and $23, respectively)	7,004	10,201
Other assets	2,186	1,484

Total assets	$116,096	$106,622

Liabilities and Shareholders’ Equity
Liabilities	$333	$268
Subordinated debentures	27,837	27,837
Shareholders’ equity	87,926	78,517

Total liabilities and shareholders’ equity	$116,096	$106,622

Condensed Statements of Income

(Dollars in thousands)

	Year Ended December 31,
	2006	2005	2004
Interest income	$1,975	$1,203	$719
Interest expense	2,254	1,760	985
Other expenses	42	(75)	41
Equity in undistributed earnings of Subsidiaries	7,253	6,206	5,170

Net income	$6,932	$5,724	$4,863

Condensed Statement of Cash Flows

(Dollars in thousands)

	Year Ended December 31,
	2006	2005	2004
Cash Flows from Operating Activities:
Net income	$6,932	$5,724	$4,863
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net amortization of premium on securities	1	2	6
Net (increase)/decrease in accrued interest receivable	40	(44)	(1)
Net (increase)/decrease in other assets	(8)	58	69
Net (increase)/decrease in deferred taxes	(735)	(388)	(213)
Stock-based compensation expense	585	—	—
Undistributed earnings of subsidiary	(7,252)	(6,206)	(5,170)
Other, net	44	95	23
Increase (decrease) in other liabilities	22	(16)	(388)

Net cash used in operating activities	(371)	(775)	(811)

Cash Flows from Investing Activities:
Net (increase)/decrease in loans	3,234	(6,164)	(4,075)
Proceed from sale of subsidiary	127	—	—
Gain on sale of subsidiary	(2)	—	—
Principal payments received for investment security available for sale	—	103	227

Net cash (used in) provided by investing activities	3,359	(6,061)	(3,848)
Cash Flows from Financing Activities:
Proceeds from exercise of stock options	620	50	17
Tax Benefit from exercise of stock options	507	—	—
Proceeds from sale of common stock, net of offering expenses	—	—	(38)
Increase in subordinated debentures	—	—	10,310
Capital contribution to subsidiaries	—	(4,250)	(6,810)

Net cash (used in) provided by financing activities	1,127	(4,200)	3,479

Net (decrease) increase in cash and cash equivalents	4,115	(11,036)	(1,180)
Cash and Cash Equivalents, beginning of period	24,466	35,502	36,682

Cash and Cash Equivalents, end of period	$28,581	$24,466	$35,502

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

Commitments to Extend Credit and Standby Letters of Credit. The fair value of commitments to extend credit and standby letters of credit, are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. These fees are not deemed significant at December 31, 2006 and 2005.

The estimated fair values and related carrying amounts of the Company’s financial instruments are as follows:

	December 31,
	2006		2005
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$26,304	$26,304	$34,822	$34,822
Interest-bearing deposits with financial institutions	198	198	441	441
Federal Reserve Bank and Federal Home Loan Bank stock	13,792	13,792	13,349	13,349
Securities available for sale	241,912	241,912	265,556	265,556
Loans, net	740,957	737,741	650,027	645,783
Financial Liabilities:
Noninterest bearing deposits	189,444	189,444	200,688	200,688
Interest-bearing deposits	528,349	528,712	379,661	379,042
Borrowings	201,797	201,857	288,684	287,307
Junior subordinated debentures	27,837	27,837	27,837	27,837

19. Business Segment Information

The Company only has one reportable business segment, the commercial banking division.

20. Quarterly Data

	Year Ended December 31,
	2006				2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Unaudited)
	(Dollars in thousands, except per share data)
Total interest income	$14,595	$15,683	$16,604	$16,918	$9,739	$10,712	$12,144	$13,400
Total interest expense	6,436	7,419	8,609	8,954	3,426	3,842	4,578	5,452

Net interest income	8,159	8,264	7,995	7,964	6,313	6,870	7,566	7,948
Provision for loan losses	225	335	270	275	120	230	340	455

Net interest income after provision for loan losses	7,934	7,929	7,725	7,689	6,193	6,640	7,226	7,493
Noninterest income	277	326	389	274	244	337	236	236
Noninterest expense	5,096	5,261	5,261	5,065	3,924	4,263	4,524	4,782

Income before income taxes	3,115	2,994	2,853	2,898	2,513	2,714	2,938	2,947
Income tax expense	1,240	1,235	1,151	1,113	1,040	1,112	1,196	1,199

Income from continuing operations	1,875	1,759	1,702	1,785	1,473	1,602	1,742	1,748
(Loss) income from discontinued operations, net of taxes	(116)	(73)	—	—	(245)	(226)	(259)	(111)

Net income	$1,759	$1,686	$1,702	$1,785	$1,228	$1,376	$1,483	$1,637

Net income (loss) per share basic:
Income from continuing operations	$0.18	$0.18	$0.17	$0.17	$0.15	$0.16	$0.16	$0.17
(Loss) income from discontinued operations	(0.01)	(0.01)	—	—	(0.03)	(0.02)	(0.02)	0.01

Net income	$0.17	$0.17	$0.17	$0.17	$0.12	$0.14	$0.14	$0.16

Net income (loss) per share diluted:
Income from continuing operations	$0.17	$0.17	$0.16	$0.16	$0.13	$0.16	$0.16	$0.17
(Loss) income from discontinued operations	(0.01)	(0.01)	—	—	(0.02)	(0.03)	(0.02)	(0.01)

Net income	$0.16	$0.16	$0.16	$0.16	$0.11	$0.13	$0.14	$0.16

	Year Ended December 31, 2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Unaudited)
	(Dollars in thousands, except per share data)
Total interest income	$7,654	$7,774	$8,768	$9,156
Total interest expense	2,704	2,834	2,981	3,175

Net interest income	4,950	4,940	5,787	5,981
Provision for loan losses	615	258	50	50

Net interest income after provision for loan losses	4,335	4,682	5,737	5,931
Noninterest income	573	291	443	703
Noninterest expense	3,555	3,375	3,641	3,740

Income (loss) before income taxes	1,353	1,598	2,539	2,894
Income tax expense	535	671	1,048	1,208

Income (loss) from continuing operations	818	927	1,491	1,686
Income from discontinued operations, net of taxes	(34)	13	(9)	(29)

Net income	$784	$940	$1,482	$1,657

Net income per share basic:
Income (loss) from continuing operations	$0.08	$0.09	$0.15	$0.17
Income from discontinued operations	—	—	—	(0.01)

Net income	$0.08	$0.09	$0.15	$0.16

Net income per share diluted:
Income (loss) from continuing operations	$0.07	$0.09	$0.14	$0.17
Income from discontinued operations	—	—	—	(0.01)

Net income	$0.07	$0.09	$0.14	$0.16

21. Discontinued Operations

In the second quarter of 2005, we decided to discontinue the Bank’s wholesale mortgage lending business and to focus our capital and other resources on the growth of the Bank’s commercial banking business. The Bank completed its exit from that business during the fourth quarter of 2005. During the second quarter of 2006, we sold PMB Securities Corp., our retail securities brokerage subsidiary. As a result, commercial banking comprises our continuing operations; while the wholesale mortgage lending business and the retail securities brokerage business have been classified in the accompanying consolidated financial statements as discontinued operations.

The operating results of the discontinued wholesale mortgage lending business and retail securities brokerage business included in the accompanying consolidated statements of income are as follows:

	Year Ended December 31,
	2006	2005	2004
Income (loss) from discontinued operations, before income taxes	$(313)	$(1,415)	$(80)
Income tax expense (benefit)	(124)	(574)	(21)

(Loss) income from discontinued operations, net of taxes(1)	$(189)	$(841)	$(59)

(1)	Contributing to the losses, before taxes, incurred by discontinued operations in the year ended December 31, 2005, were charges aggregating $104,000 that were attributable to severance payments and write downs in the carrying value of software used in the wholesale lending business.

There were no loans held for sale by the wholesale mortgage lending division as December 31, 2006 and 2005.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Our management, under the supervision and with the participation of our Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures in effect as of December 31, 2006. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2006, our disclosure controls and procedures were effective to provide reasonable assurance that material information, relating to the Company and its consolidated subsidiaries, required to be included in our Exchange Act reports, including this Annual Report on Form 10-K, is made known to management, including the Chief Executive Officer and Chief Financial Officer, on a timely basis.

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2006, that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•	provide reasonable assurance that our receipts and expenditures are being made only in accordance with authorization of our management and board of directors; and

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

Management’s Assessment and Determination

Our management assessed the effectiveness of Pacific Mercantile Bancorp’s internal control over financial reporting as of December 31, 2006, based on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design and the testing of the operational effectiveness of Pacific Mercantile Bancorp’s internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

Based on this assessment, management determined that, as of December 31, 2006, Pacific Mercantile Bancorp maintained effective internal control over financial reporting.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Pacific Mercantile Bancorp and Subsidiaries:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Pacific Mercantile Bancorp and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Pacific Mercantile Bancorp and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Pacific Mercantile Bancorp and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, Pacific Mercantile Bancorp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Pacific Mercantile Bancorp and Subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2006 and our report dated March 12, 2007 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Irvine, California
March 12, 2007

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Except for information regarding our executive officers which is included in Part I of this Report, the information called for by Item 10 is incorporated herein by reference from our definitive proxy statement, which we expect to file with the Commission on or before April 29, 2007, for our 2007 Annual Shareholders Meeting.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference from our definitive proxy statement, which we expect to file with the Commission on or before April 29, 2007, for our 2007 Annual Shareholders Meeting.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except for the information set forth below relating to our equity compensation plans, the information required by Item 12 is incorporated herein by reference from our definitive proxy statement which we expect to file with the Commission on or before April 29, 2007, for our 2007 Annual Shareholders Meeting.

The following table provides information relating to our equity compensation plans as of December 31, 2006:

	Column A	Column B	Column C
	Number of Securities to Be Issued upon Exercise of Outstanding Options	Weighted- Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity compensation plans approved by shareholders	1,366,924	$9.11	65,387
Equity compensation plans not approved by shareholders	—	—	—

	1,366,924	$9.11	65,387

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated herein by reference from our definitive proxy statement which we expect to file with the Commission on or before April 29, 2007, for our 2007 Annual Shareholders Meeting.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated herein by reference from our definitive proxy statement to be filed with the Commission on or before April 29, 2007 for purposes of our 2007 Annual Shareholders Meeting.

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

See Index to Exhibits on Page E-1 of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of March 2007.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following officers and directors of the Registrant in the capacities indicated on March 14, 2007.

Signature	Title

/s/ RAYMOND E. DELLERBA Raymond E. Dellerba	President, Chief Executive Officer and Director Principal Executive Officer)

/s/ NANCY GRAY Nancy Gray	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ GEORGE WELLS George Wells	Chairman of the Board and Director

/s/ RONALD W. CHRISLIP Ronald W. Chrislip	Director

/s/ JULIA M. DIGIOVANNI Julia M. Digiovanni	Director

/s/ WARREN T. FINLEY Warren T. Finley	Director

/s/ JOHN THOMAS, M.D. John Thomas, M.D.	Director

/s/ ROBERT E. WILLIAMS Robert E. Williams	Director

S-1

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
2.1	Plan of Reorganization and Merger Agreement, dated as of February 29, 2000, between Pacific Mercantile Bank and Pacific Mercantile Bancorp(1)

3.1	Articles of Incorporation of Pacific Mercantile Bancorp(1)

3.2	Bylaws of Pacific Mercantile Bancorp(1)

4.1	Specimen form of Pacific Mercantile Bancorp Common Stock Certificate(1)

10.1	1999 Incentive Stock Option and Nonqualified Option Plan (the “1999 Plan”)(1)

10.2	Form of Stock Option Agreement pertaining to the 1999 Plan(1)

10.3	Employment Agreement, dated April 23, 1999 between Raymond E. Dellerba and Pacific Mercantile Bank(1)

10.5	Office Space Lease, dated December 8, 1999, between the Irvine Company and Pacific Mercantile Bank(1)

10.6	Sublease, dated as of August 3, 1999, between Wells Fargo Bank, N.A. and Pacific Mercantile Bank(1)

10.7	Sublease, dated as of September 16, 1998, between Washington Mutual Bank, FA, and Pacific Mercantile Bank(1)

10.8	Standard Internet Banking System Licensing Agreement, dated as of January 29, 1999, between Q-UP Systems and Pacific Mercantile Bank(1)

10.9	ODFI—Originator Agreement for Automated Clearing House Entries, dated as of February 16, 1999, between eFunds Corporation and Pacific Mercantile Bank(2)

10.10	Agreement, dated September 15, 1998, between Fiserv Solutions, Inc. and Pacific Mercantile Bank(1)

10.12	Form of Underwriter’s Warrant Agreement with Paulson Investment Company(3)

10.13	Commercial Office Building Lease dated February 26, 2001 between Metro Point 13580, Lot Three, a California limited partnership, and Pacific Mercantile Bank(4)

10.14	Form of Underwriting Agreement entered into by the Company with Paulson Investment Co., Inc. on December 5, 2003(5)

10.15	Form of Representative’s Warrant issued to Paulson Investment Company on December 8, 2003(6)

10.16	Office Space Lease dated March 9, 2001 between California State Teachers Retirement System and Pacific Mercantile Bank(7)

10.17	Assignment & Assumption of Office Space Lease, dated April 1, 2003, between First National Bank and Pacific Mercantile Bank(8)

10.18	Office Space Lease, dated Sept. 14, 2003, between Leonard & Gerald Katz and Pacific Mercantile Bank(9)

10.19	Pacific Mercantile Bancorp 2004 Stock Incentive Plan (the “2004 Plan”)(10)

10.20	Employment Agreement between Pacific Mercantile Bank and Raymond E. Dellerba, as amended and restated effective as of January 1, 2006.(11)

10.21	Supplemental Retirement Plan established by Pacific Mercantile Bank for Raymond E. Dellerba, as restated for purposes of Section 409A of the Internal Revenue Code as of April 6, 2006.(11)

21	Subsidiaries of the Company

23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm

24.1	Power of Attorney (contained on the signature page of Annual Report)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2003

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2003

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2003

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2003

(1)	Incorporated by reference to the same numbered exhibit to the Company’s Registration Statement (No. 333-33452) on Form S-1 filed with the Commission on June 14, 2000 (the “S-1 Registration Statement”).

E-1

(2)	Incorporated by reference to the Exhibit 10.8 to the above referenced S-1 Registration Statement.
(3)	Incorporated by reference to the Exhibit 1.2 to the above referenced S-1 Registration Statement.
(4)	Incorporated by reference to the same numbered exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.
(5)	Incorporated by reference to Exhibit 1.1 to Registration Statement on Form S-2 (No. 333-110377) filed with the SEC on November 10, 2003 (the “S-2 Registration Statement”).
(6)	Incorporated by reference to Exhibit 1.2 to the above referenced S-2 Registration Statement.
(7)	Incorporated by reference to Exhibit 10.11 to the above referenced S-2 Registration Statement.
(8)	Incorporated by reference to Exhibit 10.12 to the above referenced S-2 Registration Statement.
(9)	Incorporated by reference to Exhibit 10.13 to the above referenced S-2 Registration Statement.
(10)	Incorporated by reference to the same numbered exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
(11)	Incorporated by reference to Exhibits 10.1 and 10.2, respectively, to a Current Report on Form 8-K dated April 6, 2006.

E-2