Form 10-Q
period 2007-03-31
PACIFIC MERCANTILE BANCORP
filed 2007-05-10
CIK 1109546

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

10,357,364 shares of Common Stock as of May 4, 2007

PACIFIC MERCANTILE BANCORP

QUARTERLY REPORT ON FORM 10Q

FOR

THE QUARTER ENDED MARCH 31, 2007

PART I. – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands)

(Unaudited)

	March 31, 2007	December 31, 2006
ASSETS
Cash and due from banks	$16,241	$13,304
Federal funds sold	96,300	13,000

Cash and cash equivalents	112,541	26,304
Interest-bearing deposits with financial institutions	198	198
Federal Reserve Bank and Federal Home Loan Bank Stock, at cost	13,058	13,792
Securities available for sale, at fair value	231,011	241,912
Loans (net of allowances of $5,821 and $5,929, respectively)	729,349	740,957
Investment in unconsolidated subsidiaries	837	837
Accrued interest receivable	4,815	4,877
Premises and equipment, net	2,011	2,152
Other assets	11,049	11,500

Total assets	$1,104,869	$1,042,529

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$190,536	$189,444
Interest-bearing	549,652	528,349

Total deposits	740,188	717,793
Borrowings	238,405	201,797
Accrued interest payable	3,291	2,930
Other liabilities	5,127	4,246
Junior subordinated debentures	27,837	27,837

Total liabilities	1,014,848	954,603

Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, no par value, 2,000,000 shares authorized, none issued	—	—
Common stock, no par value, 20,000,000 shares authorized, and 10,335,364 and 10,308,364 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	71,094	70,790
Retained earnings	21,670	20,076
Accumulated other comprehensive loss	(2,743)	(2,940)

Total shareholders’ equity	90,021	87,926

Total liabilities and shareholders’ equity	$1,104,869	$1,042,529

The accompanying notes are an integral part of these consolidated financial statements.

Part I. Item 1. (continued)

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except for per share data)

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Interest income:
Loans, including fees	$13,713	$11,485
Federal funds sold	573	108
Securities available for sale and stock	2,872	2,999
Interest-bearing deposits with financial institutions	2	4

Total interest income	17,160	14,596
Interest expense:
Deposits	6,087	3,271
Borrowings	3,301	3,165

Total interest expense	9,388	6,436

Net interest income	7,772	8,160
Provision for loan losses	300	225

Net interest income after provision for loan losses	7,472	7,935

Noninterest income	353	276
Noninterest expense	5,101	5,092

Income before income taxes	2,724	3,119
Income tax expense	1,130	1,241

Income from continuing operations	1,594	1,878
(Loss) income from discontinued operations, net of taxes	0	(118)

Net income	$1,594	$1,760
Net income (loss) per share basic:
Income from continuing operations	$0.15	$0.18
Income (loss) from discontinued operations	$0.00	$(0.01)

Net income	$0.15	$0.17
Net income (loss) per share diluted:
Income from continuing operations	$0.15	$0.17
Income (loss) from discontinued operations	$0.00	$(0.01)

Net income	$0.15	$0.16
Weighted average number of shares:
Basic	10,325,397	10,187,688
Diluted	10,716,934	10,838,782

The accompanying notes are an integral part of these consolidated financial statements.

Part I. Item 1. (continued)

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Net income	$1,594	$1,760
Other comprehensive loss, net of tax:
Change in unrealized gain (loss) on securities available for sale, net of tax effect	300	(718)
Change in net unrealized gain (loss) and prior service benefit (cost) on supplemental executive retirement plan, net of tax effect	(103)	—

Total comprehensive income	$1,791	$1,042

The accompanying notes are an integral part of these consolidated financial statements.

Part I. Item 1. (continued)

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Cash Flows From Continuing Operating Activities:
Income from continuing operations	$1,594	$1,878
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	211	247
Provision for loan losses	300	225
Net amortization of premium (discount) on securities	123	180
Mark to market loss adjustment of equity securities	23	43
Net decrease (increase) in accrued interest receivable	62	(336)
Stock-based compensation expense	134	175
Net decrease in other assets	420	691
Net increase in deferred taxes	(108)	(1,777)
Net decrease (increase) in accrued interest payable	361	(416)
Net decrease in other liabilities	708	1,048

Net cash provided by operating activities	3,828	1,958
Cash Flows From Investing Activities:
Maturities of, proceeds from sales of and principal payments received for securities available for sale and other stock	11,265	12,800
Purchase of securities available for sale and other stock	734	(1,369)
Net decrease (increase) in loans	11,308	(25,889)
Purchases of premises and equipment	(70)	(183)

Net cash provided (used) in investing activities	23,237	(14,641)
Cash Flows From Financing Activities:
Net increase in deposits	22,395	44,813
Proceeds from exercise of stock options	170	167
Tax benefits from exercise of stock options	—	268
Net increase (decrease) in borrowings	36,607	(24,147)

Net cash provided by financing activities	59,172	21,101

Cash Flows provided by continuing operations	86,237	8,418

The accompanying notes are an integral part of these consolidated financial statements.

Part I. Item 1. (continued)

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—continued

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Discontinued Operations:
Cash Flows From Operating Activities
(Loss) income from discontinued operations	—	(118)
Depreciation and Amortization	—	1
Net decrease in other assets	—	35
Net decrease in other liabilities	—	(19)

Net cash used by operating activities	—	(101)
Cash Flows From Investing Activities:
Net decrease in interest-bearing deposits with financial institutions	—	100

Net cash flow provided in investing activities	—	100

Cash Flows used by discontinued operations	—	(1)
Net increase in cash and cash equivalents	86,237	8,417
Cash and Cash Equivalents, beginning of period	26,304	34,822

Cash and Cash Equivalents, end of period	$112,541	$43,239

Supplementary Cash Flow Information:
Cash paid for interest on deposits and other borrowings	$9,028	$6,858

Cash paid for income taxes	$1,530	$710

Non-Cash Investing Activities:
Net increase (decrease) in net unrealized losses on securities held for sale, net of income tax	$300	$(718)
Net increase in net unrealized losses and prior year service cost on supplemental executive retirement, net of income tax	(103)	—

Net cash (used) provided by operating activities	$197	$(718)

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

2. Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10–Q and, therefore, do not include all footnotes that would be necessary for a fair presentation of financial position, results of operations, changes in cash flows and comprehensive income (loss) in accordance with generally accepted accounting principles in the United States (“GAAP”). However, these interim financial statements reflect all adjustments (consisting of normal recurring adjustments and accruals) which, in the opinion of our management, are necessary for a fair presentation of our results for the interim period presented.

These unaudited consolidated financial statements have been prepared on a basis consistent with prior periods, and should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2006, and the notes thereto included in our Annual Report on Form 10–K for the fiscal year ended December 31, 2006, as filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934.

As described below under the subcaption “Discontinued Operations” in this Note 2, in the second quarter of 2006, the Company sold one of its subsidiaries, PMB Securities Corp., which was a securities broker/dealer engaged in the securities brokerage business. Therefore, the results of operations of that business are presented as discontinued operations, separate from the results of our continuing operations in our financial statements for the three month period ended March 31, 2006.

Our consolidated financial position at March 31, 2007, and the consolidated results of operations for the three month period ended March 31, 2007, are not necessarily indicative of what our financial position will be as of the end of, or of the results of our operations that may be expected for any other interim period during or for, the full year ending December 31, 2007.

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

Principles of Consolidation

The consolidated financial statements for the three month period ended March 31, 2007, include the accounts of PMBC and its wholly owned subsidiary, Pacific Mercantile Bank. The consolidated financial statements for three month period ended March 31, 2006, also include the accounts of PMB Securities Corp., as discontinued operations. All significant intercompany accounts and transactions have been eliminated in consolidation.

Nonperforming Loans and Other Assets

At March 31, 2007 and December 31, 2006, we had $4.4 million and $1.8 million, respectively, in nonaccrual and impaired loans, but we had no restructured loans and no loans that were past due as to principal for 90 days or more that were still accruing interest.

Earnings Per Share (“EPS”)

Basic EPS excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted to common stock that would then share in our earnings. For the three months ended March 31, 2007, stock options to purchase up to 184,750 shares were not considered in computing diluted earnings per common share because they were antidilutive.

The following table shows how we computed basic and diluted EPS for the three months ended March 31, 2007 and 2006.

	For the three months ended March 31,
(In thousands, except earnings per share data)	2007	2006
Net income available for common shareholders (A)	$1,594	$1,760

Weighted average outstanding shares of common stock (B)	10,325	10,187
Dilutive effect of employee stock options and warrants	391	652

Common stock and common stock equivalents (C)	10,716	10,839

Earnings per share:
Basic (A/B)	$0.15	$0.17
Diluted (A/C)	$0.15	$0.16

Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain changes in assets and liabilities, such as unrealized gains and losses on securities available for sale and supplemental executive retirement plan, are reported as a separate component of the equity section of the balance sheet net of income taxes, and such items, along with net income, are components of comprehensive income.

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

In July 2006, the FASB also issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109,” (FIN 48). FIN 48 clarifies the accounting for uncertain tax positions in accordance with SFAS 109, “Accounting For Income Taxes,” by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. The minimum recognition threshold will require us to recognize, in our financial statements, the impact of a tax position if it is more likely than not that the tax position is valid and would be sustained on audit, including resolution of related appeals or litigation processes, if any. Only tax positions that meet the “more likely than not” recognition criteria at the effective date may be recognized or continue to be recognized in the financial statements upon the adoption of FIN 48. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition requirements in accounting for uncertain tax positions. Changes in the amount of tax benefits recognized resulting from the application of the provisions of this Interpretation would result in a one-time non-cash charge to be recognized as a change in accounting principle via a cumulative adjustment to the opening balance of retained earnings in the period of adoption. FIN 48 is effective for fiscal years beginning after December 15, 2006. Accordingly, we adopted the provisions of FIN 48 in the first quarter 2007.

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

On September 29, 2006, the FASB issued FAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R). FAS 158 represent the first phase of the FASB’s project on pension and post-retirement benefits. The next phase will consider potential changes in determining net periodic benefit cost and measuring plan assets and obligations. A company with publicly traded equity securities is required to initially recognize the funded status of a defined benefit post-retirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. See Note 15 (Employee Benefit Plans) to the Financial Statements in the 2006 Form 10-K for additional information.

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

Reclassification

Certain amounts in the accompanying 2006 consolidated financial statements, including amounts related to discontinued operations, have been reclassified to conform to 2007 presentation.

Commitments and Contingencies

To meet the financing needs of its customers in the normal course of business, the Company is party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements. At March 31, 2007, loan commitments and letters of credits totaled $226 million and $9 million, respectively. The contractual amount of a credit-related financial instrument such as a commitment to extend credit, a credit-card arrangement or a letter of credit represents the amounts of potential accounting loss should the commitment be fully drawn upon, the customer default, and the value of any existing collateral securing the customer’s payment obligation become worthless.

As a result, the Company uses the same credit policies in making commitments to extend credit and conditional obligations as it does for on-balance sheet instruments. Commitments generally have fixed expiration dates; however, since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis, using the same credit underwriting standards that are employed in making commercial loans. The amount of collateral obtained, if deemed necessary by the Company upon an extension of credit, is based on management’s credit evaluation of the customer. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, real estate and income-producing commercial properties.

In the ordinary course of business, we are subject to legal actions normally associated with financial institutions. At March 31, 2007, we were not a party to any pending legal action that is expected to be material to our consolidated financial condition or results of operations.

3. Stock-Based Employee Compensation Plans

In December 2004, Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share-Based Payment”, which requires entities that grant stock options or other equity compensation awards to employees to recognize the fair value of those options and shares as compensation cost over their respective service (vesting) periods in their financial statements. In the case of the Company, SFAS No. 123(R) became effective January 1, 2006 and, as of that date, we adopted the fair value recognition provisions of SFAS No. 123(R), using the modified-prospective-transition method. Under this transition method, equity compensation expense includes: (a) compensation expense for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on their grant date fair values estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on their grant date fair values estimated in accordance with the provisions of SFAS No. 123(R). Since stock-based compensation that is recognized in the statement of income is to be determined based on the equity compensation awards that we expect will ultimately vest, that compensation expense has been reduced for estimated forfeitures of unvested options that typically occur due to terminations of employment of optionees. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For purposes of the determination of stock-based compensation expense for the quarter ended March 31, 2007, we estimated no forfeitures of options held by the Company’s directors and all other forfeitures to be 21% of the unvested options issued.

Prior to January 1, 2006 we had accounted for stock-based employee compensation as prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Pursuant to APB No. 25, no stock-based compensation expense was recognized for income statement purposes, as all of the options that we granted under our stock incentive plans were granted at exercise prices at least equal to the market prices of the underlying shares on their respective dates of grant. Accordingly, our operating results for periods prior to January 1, 2006 will not, to that extent, be comparable to our reported results of operations in periods ending after December 31, 2006.

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

The fair values of the options that were outstanding under the 1999 and 2004 Plans were estimated as of their respective dates of grant using the Black-Scholes option-pricing model. The following table summarizes the weighted average assumptions used for grants in the following periods:

	Three Months Ended March 31,
Assumptions with respect to:	2007	2006
Expected volatility	30%	35%
Risk-free interest rate	4.70%	4.57%
Expected dividends	1.24%	1.07%
Expected term (years)	6.5	6.5
Weighted average fair value of option granted during period	$5.49	$7.06

The following tables summarize the share option activity under the plans for the three months ended March 31, 2007 and 2006.

	Number of Shares	Weighted- Average Exercise Price Per Share	Number of Shares	Weighted- Average Exercise Price Per Share
	2007		2006
Outstanding—January 1,	1,366,924	$9.11	1,470,698	$8.51
Granted	13,500	15.63	32,500	18.05
Exercised	(27,000)	6.30	(43,212)	4.34
Forfeited/Canceled	(14,500)	17.74	(9,800)	16.24

Outstanding—March 31,	1,338,924	9.14	1,450,186	8.79

Options Exercisable—March 31,	1,043,568	$7.95	1,050,351	$7.25

The aggregate intrinsic values of options exercised for the three months ended March 31, 2007 and 2006 were $255,000 and $653,000, respectively. Total fair values of vested options for the same periods were $201,000 and $214,000, respectively.

	Outstanding as of March 31, 2007				Exercisable as of March 31, 2007
Range of Exercise Price	Vested	Unvested	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Shares	Weighted- Average Exercise Price
$ 4.00 – 5.99	151,998		$4.00	1.92	151,998	$4.00
$ 6.00 – 9.99	641,157	11,919	7.29	3.45	641,157	7.28
$10.00 – 12.99	202,056	144,794	11.23	6.91	202,056	11.23
$13.00 – 17.99	41,257	111,243	15.38	8.45	41,257	15.05
$18.00 – 18.84	7,100	27,400	18.18	8.82	7,100	18.15

	1,043,568	295,356	$9.14	4.88	1,043,568	$7.95

The aggregate intrinsic values of options that were outstanding and those that were exercisable under the plans at March 31, 2007 were $7.1 million and $6.6 million, respectively.

A summary of the status of the unvested shares as of December 31, 2006, and changes during the three month period ended March 31, 2007, are set forth in the following table.

	Shares	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2006	331,287	$5.80
Granted	(13,500)	5.49
Vested	(36,931)	5.46
Forfeited/Canceled	14,500	6.99

Unvested at March 31, 2007	295,356	$5.74

The aggregate amounts charged against income in relation to stock-based awards were $134,000 and $175,000 for the three months ended March 31, 2007 and 2006, respectively. At March 31, 2007, compensation expense related to non-vested stock option grants aggregated $1.3 million, which is expected to be recognized as follows:

Stock Option Compensation Expense
(In thousands)
Remainder of 2007	$429
For the year ended December 31,
2008	576
2009	201
2010	78
2011	32
2012	1

Total	$1,317

4. Employee Benefit Plan

The Company has established a Supplemental Retirement Plan (SERP) for its Chief Executive Officer. Net periodic benefit costs are charges to “employee benefits expense” on the consolidated statements of income to recognize the Company’s expense in respect of that Plan. The components of net periodic benefit cost for the SERP are set forth in the table below:

	Three Months Ended March 31,
	2007	2006
	(In thousands)
Service cost	$41	$33
Interest cost	19	15
Expected return on plan assets	—	—
Amortization of prior service cost/(benefit)	4	4
Amortization of net actuarial loss/(gain)	14	6

Net periodic SERP cost	$78	$58

5. Income Taxes

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109,” (“FIN 48”) on January 1, 2007. We did not have any unrecognized tax benefits and there was no effect on our financial condition or results of operations as a result of implementing FIN 48.

We file income tax returns in the U.S. federal jurisdiction and the state of California. As of March 31 and January 1, 2007, we were subject to examination in the U.S. federal tax jurisdiction for the 2003 - 2006 tax years. We were also subject to examination in California for the 2002 - 2006 tax years. We do not believe there will be any material changes in our unrecognized tax positions over the next 12 months.

Our policy is that we recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, we did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was there any interest expense recognized during the quarter. Our effective tax rate differs from the federal statutory rate primarily due to non-deductible expenses and state taxes.

6. Discontinued Businesses

As previously reported, in the second quarter of 2006 we sold our securities brokerage business and, accordingly, for financial reporting purposes that business was classified as discontinued operations in 2006. Since we were able to sell that business in the second quarter of 2006, those discontinued operations had no financial impact on our operating results in the first quarter of 2007 and also will not have any financial impact on our operating results during the remainder of 2007. By comparison, those discontinued operations sustained a loss of $118,000 in the first of quarter of 2006.

The operating results of the discontinued securities brokerage businesses included in the accompanying consolidated statements of income are set forth below:

	Three Months Ended
	March 31, 2007	March 31, 2006
	(In thousands)
Loss from discontinued operations, before income taxes	$—	$(196)
Income tax benefit	—	(78)

Loss from discontinued operations, net of taxes	$—	$(118)

As of March 31, 2007 and December 31, 2006, there were no accounts included in the consolidated statement of financial condition from the discontinued securities brokerage businesses.

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

The following discussion presents information about our consolidated results of operations for the three month periods ended March 31, 2007 and 2006 and our consolidated financial condition, liquidity and capital resources at March 31, 2007 and should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Report.

Additionally, except where otherwise noted, the following discussion of our results of operation and financial condition relates primarily to the results of operations and the assets and liabilities of our commercial banking business, which comprises our continuing operations and which excludes our discontinued securities brokerage businesses. See Note 6 of the Notes to our Consolidated Financial Statements included elsewhere in this Report for further information relating to our discontinued operations.

Forward-Looking Information

Statements contained in this Report that are not historical facts or that discuss our expectations or beliefs regarding our future operations or future financial performance, or financial or other trends in our business, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. Often, they include the words “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “project,” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could,” or “may.” The information contained in such forward-looking statements is based on current information and assumptions about future events over which we do not have control and our business is subject to a number of risks factors that could cause our financial condition or actual operating results in the future to differ significantly from our expected financial condition or operating results that are set forth in those statements. Certain of those risks factors are summarized below, in this Item 2, under the caption “Risks that could Affect our Future Financial Performance” and those, as well as other, risks are discussed in detail in Item 1A, “Risk Factors,” in our annual report on Form 10-K for our fiscal year ended December 31, 2006 and readers of this Report are urged to read that summary below and the information contained in Item 1A of the 2006 annual report on Form 10-K in conjunction with this Report.

Overview of Operating Results in the Three Months Ended March 31, 2007

The following table sets forth information regarding the interest income that we generated, the interest expense that we incurred, our net interest income, noninterest income, noninterest expense, and our net income and net income per share for the three months ended March 31, 2007 and 2006.

	Three Months Ended March 31, (Unaudited)
	2007 Amounts	2006 Amounts	Percent Change
Interest income	$17,160	$14,596	17.6%
Interest expense	9,388	6,436	45.9%

Net interest income	$7,772	$8,160	(4.8)%
Noninterest income	$353	$276	27.9%
Noninterest expense	$5,101	$5,092	0.2%
Income from continuing operations(1)	$1,594	$1,878	(15.1)%
Loss from discontinued operations(1)	$—	$(118)	NM %
Net income	$1,594	$1,760	(9.4)%
Net income (loss) per share diluted
Income from continuing operations	$0.15	$0.17	(11.8)%
Income (loss) from discontinued operations	$0.00	$(0.01)	NM %
Net income per share	$0.15	$0.16	(6.3)%
Weighted average number of diluted shares	10,716,934	10,838,782	(1.1)%

(1)	Net of taxes

Key Factors Affecting Operating Results in the Three Months Ended March 31, 2007

•

Change in Net Interest Income. The decrease in net interest income of 5% in the three month period ended March 31, 2007, was primarily due to an increase of $3.0 million, or 46%, in interest expense, partially offset by an increase of $2.6 million, or 18% in interest income.

•

Change in Net Interest Margin. Net interest margin declined to 3.07% in the three month period ended March 31, 2007, from 3.46% in the corresponding three month period of 2006 due in a large part to the current flat interest rate yield curve and the competitive market for deposits which contributed to compression in our net interest margins.

•

Changes in Income from Continuing Operations. Primarily as a result of the decrease in net interest income, income from continuing operations declined by 15% in the three months ended March 31, 2007 to $1.6 million, or $0.15 per diluted share, from $1.9 million, or $0.17 per diluted share, in the three months ended March 31, 2006.

Set forth below are certain key financial performance ratios and other unaudited financial data from continuing operations for the periods indicated:

	Three Months Ended March 31,
	2007	2006
	(Unaudited)
Return on average assets (1)	0.64%	0.78%
Return on average shareholders’ equity (1)	7.25%	9.49%
Net interest margin (2)	3.07%	3.46%

(1)	Annualized.
(2)	Net interest income expressed as a percentage of total average interest earning assets.

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

Allowance for Loan Losses. The accounting policies and practices we follow in determining the sufficiency of the allowance we establish for possible loan losses require us to make judgments and assumptions about economic and market conditions and trends that can affect the ability of our borrowers to meet their loan payment obligations to us. Accordingly, we use historical loss factors, adjusted for current economic market conditions and other economic indicators, to determine the losses inherent in our loan portfolio and the sufficiency of our allowance for loan losses. If unanticipated changes were to occur in those conditions or trends, actual loan losses could be greater than those predicted by those loss factors and our prior assessments of economic conditions and trends. In such an event, it could be necessary for us to increase the allowance for loan losses by means of a charge to income referred to in our financial statements as the “provision for loan losses.” Such an increase would reduce the carrying value of the loans on our balance sheet, and the additional provision for loan losses taken to increase that allowance would reduce our income in the period when it is determined that an increase in the allowance for loan losses is necessary. See the discussion in the subsections entitled “Results of Operations—Provision for Loan Losses” and “Financial Condition—Allowance for Loan Losses and Nonperforming Loans” below.

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

Utilization of Deferred Income Tax Benefits. The provision that we make for income taxes is based on, among other things, our ability to use certain income tax benefits available under state and federal income tax laws to reduce our income tax liability. As of March 31, 2007, the total of the unused income tax benefits (included in “Other Assets” in our consolidated balance sheet), available to reduce our income taxes in future periods was $5.5 million. Unless used, such tax benefits expire over time. Therefore, the realization of those benefits is dependent on our generating taxable income in the future in amounts sufficient to enable us to use those tax benefits prior to their expiration. We have made a judgment, based on historical experience and current and anticipated market and economic conditions and trends, that it is more likely than not that we will generate taxable income in future years sufficient to fully utilize those benefits. In the event that our income were to decline in future periods making it less likely that those benefits could be fully utilized, it could become necessary for us to establish a valuation reserve to cover the potential loss of those tax benefits by increasing the provision we make for income taxes, which would have the effect of reducing our net income in the period when that valuation reserve is established.

Discontinued Businesses

As previously announced, in the second quarter of 2006 we sold our retail securities brokerage subsidiary, PMB Securities Corp. Accordingly, the operations of which constituted our discontinued operations in 2006 consisted of our securities brokerage business. Since we were able to sell that business in the second quarter of 2006, those discontinued operations had no financial impact on our operating results in the first quarter of 2007 and also will not have any financial impact on our operating results during the remainder of 2007.

In accordance with Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), the operating results of the wholesale mortgage lending and retail securities brokerage businesses have been classified as discontinued operations and prior period financial statements have been restated on that same basis.

Additionally, as a result of our sale of our retail securities brokerage business, our commercial banking business constitutes our continuing operations and the discussion that follows focuses almost entirely on this continuing operation.

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

The following table sets forth our interest income, interest expense and net interest income (in thousands of dollars) and our net interest margin in the three months ended March 31, 2007 and 2006, respectively:

	Three Months Ended March 31,
(Dollars in thousands except per share data)	2007 Amount	2006 Amount	Percent Change
	(Unaudited)
Interest income	$17,160	$14,596	17.6%
Interest expense	9,388	6,436	45.9%

Net interest income	$7,772	$8,160	(4.8)%
Net interest margin	3.07%	3.46%

As the table above indicates, net interest income, a primary measure of bank profitability, declined by $388,000, or 4.8%, to nearly $7.8 million in the first quarter of 2007, from $8.2 million in the first quarter of the prior year, which resulted in a decline in our net interest margin by 39 basis points to 3.07% from 3.46% in the first quarter of 2006. This decline was due, for the most part, to a $3.0 million, or 46%, increase in interest expense in first quarter of 2007 as compared to the first quarter of 2006, that was primarily attributable to (i) increases in the volume of time certificates of deposit, which were used to fund the increases in loans during the first quarter of 2007, and (ii) to a lesser extent, increases in market rates of interest which affected the interest we pay on our interest-bearing deposits and on our borrowings.

The increase in interest expense was partially offset by a $2.6 million, or nearly 18%, increase in interest income, which was primarily attributable to (i) a $53 million, or 8%, increase in loan volume to $729 million at March 31, 2007, from $676 million at March 31, 2006, and (ii) to a lesser extent, increases in prevailing market rates of interest to which the interest rates on our loans and other interest earning assets are tied.

The following table sets forth the changes in interest income, including loan fees, and interest paid in the three month period ended March 31, 2007, as compared to the same period in 2006 and the extent to which those changes were attributable to changes in the volume and rates of interest earned on interest-earning assets and interest paid on interest-bearing liabilities.

	Three Months Ended March 31, 2007 vs 2006 Increase (decrease) due to:
	Volume(1)	Rate(1)	Total
	(Unaudited) (Dollars in thousands)
Interest income:
Short-term investments(2)	$432	$30	$462
Securities available for sale and stock	(886)	761	(125)
Loans	1,226	1,001	2,227

Total earning assets	772	1,792	2,564
Interest expense:
Interest-bearing checking accounts	(38)	37	(1)
Money market and savings accounts	35	335	370
Certificates of deposit	1,716	731	2,447
Borrowings	(2,848)	2,909	61
Junior subordinated debentures	—	75	75

Total interest-bearing liabilities	(1,135)	4,087	2,952

Net interest income	$1,907	$(2,295)	$(388)

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

The above table indicates that the decrease of $388,000 in our net interest income in the three month period ended March 31, 2007, as compared to the like period in 2006, was the result of an increases of $1.9 million in volume variance, offset by a decrease of $2.3 million in interest rate variance, for the three month period ended March 31, 2007, as compared to the same period in 2006. The increase in the volume variance reflects the increases in average interest-earning assets of $77 million and in average interest-bearing liabilities of $80 million in the three month period ended March 31, 2007, as compared to the corresponding period of 2006. The decreases in the rate variance reflect the increase in interest rates paid on average interest-bearing liabilities of 114 basis points offset by increases in interest rates on average interest earning assets of 55 basis points in the three month period ended March 31, 2007, as compared to the corresponding periods of 2006.

Provision for Loan Losses

The failure of borrowers to repay their loans is an inherent risk of the banking business. Therefore, like virtually all banks and other financial institutions, we follow the practice of maintaining an allowance for possible loan losses that occur from time to time as an incidental part of the banking business. When it is determined that the payment in full of a loan has become unlikely, the carrying value of the loan is reduced to what management believes is its realizable value. This reduction, which is referred to as a loan “charge-off,” or “write-down” is charged against that allowance. The amount of the allowance for loan losses is increased periodically (i) to replenish the allowance after it has been reduced due to loan charge-offs, (ii) to reflect changes in the volume of outstanding loans, and (iii) to take account of changes in the risk of potential losses due to a deterioration in the condition of borrowers or in the value of property securing non–performing loans or changes in economic conditions. See “—Financial Condition—Allowance for Loan Losses and Nonperforming Loans” below in this Section of this Report. Increases in the allowance are made through a charge, recorded as an expense in the statement of income referred to as the “provision for loan losses.” Recoveries of loans previously charged-off are added back to the allowance and, therefore, have the effect of increasing the allowance and reducing the amount of the provision that might otherwise have had to be made to replenish or increase the allowance.

During the first quarter of 2007, we made provisions, totaling $300,000, for potential loan losses, as compared to $225,000 in the same quarter of 2006. At March 31, 2007, the Allowance for Loan Losses totaled $5.8 million, or 0.79% of loans then outstanding, as compared to $5.3 million, or 0.78% of loans outstanding, at March 31, 2006.

We employ economic models that are based on bank regulatory guidelines, industry standards and historical loss experience to evaluate and determine both the sufficiency of the allowance for loan losses and, the amount of the provisions that are required to be made for potential loan losses. Those determinations involve judgments about trends in current economic conditions and other events that can affect the ability of borrowers to meet their loan obligations to us. The duration and effects of current economic trends are subject to a number of risks and uncertainties and changes that are outside of our ability to control. See the discussion below in this section under the caption “Risks That Could Affect Our Future Financial Performance—We could incur losses on the loans we make.” If changes in economic or market conditions or unexpected subsequent events were to occur, it could become necessary to incur additional charges to increase the allowance for loan losses, which would have the effect of reducing our income or causing us to incur losses.

In addition, the Federal Reserve Board and the California Department of Financial Institutions, as an integral part of their examination processes, periodically review the adequacy of our allowance for loan losses. These agencies may require us to make additional provisions, over and above the provisions that we have already made, the effect of which would be to reduce our income.

Noninterest Income

Noninterest income consists primarily of fees charged for services provided by the Bank on deposit accounts. The following table identifies the components of, and sets forth the percentage changes in, noninterest income in the three month period ended March 31, 2007, as compared to the same respective periods of 2006.

	Three Months Ended March 31,
	Amount		Percentage Change 2007 vs. 2006
	2007	2006
	Unaudited (Dollars in thousands)
Service fees on deposits	$187	$163	14.7%
Other	166	113	46.9%

Total	$353	$276	27.9%

Noninterest Expense

The following table compares the amounts (in thousands of dollars) of the principal components of noninterest expense in the three months ended March 31, 2007 and in the same three month period of 2006.

	Three Months Ended March 31,
	Amount		Percentage Change 2007 vs. 2006
	2007	2006
	Unaudited (Dollars in thousands)
Salaries and employee benefits	$2,982	$2,921	2.1%
Occupancy	665	628	5.9%
Equipment and depreciation	317	333	(4.8)%
Data processing	166	161	3.1%
Professional fees	175	311	(43.7)%
Customer expense	159	156	1.9%
Other operating expense(1)	637	582	9.5%

Total	$5,101	$5,092	0.2%

(1)	Other operating expense primarily consists of telephone, stationery and office supplies, regulatory, and investor relations expenses, and insurance premiums, postage, and correspondent bank fees.

Despite the increases in interest income and in loan volume in the first quarter of 2007, noninterest expense remained relatively unchanged by $9,000, or 0.2%, in the quarter ended March 31, 2007, as compared to the same quarter of 2006, which reflects our focus on controlling noninterest expense.

A measure of our ability to control noninterest expense in relation to the level of our net revenue (net interest income plus noninterest income) is our efficiency ratio. As a general rule, all other things being equal, a lower efficiency ratio indicates an ability to generate increased revenue without a commensurate increase in the staffing and equipment and third party services and, therefore, would indicate greater efficiencies in our operations. However, a bank’s efficiency ratio can be adversely affected by factors such as the opening of new banking offices, the revenues of which usually lag behind the expenses that a bank must incur to staff and open the new offices.

Due to the decrease in our revenues in this year’s first quarter, as compared to the first quarter of 2006, our efficiency ratio (operating expenses as a percentage of total revenues from continuing operations) was approximately 63% in this year’s first quarter, as compared to approximately 60% in the same quarter of 2006.

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

The table below sets forth information concerning our rate sensitive assets and liabilities at March 31, 2007. The assets and liabilities are classified by the earlier of maturity or repricing dates in accordance with their contractual terms. As described above, certain shortcomings are inherent in the method of analysis presented in this table.

	Three Months or Less	Over Three Through Twelve Months	Over One Year Through Five Years	Over Five Years	Non- Interest- Bearing	Total
	Unaudited (Dollars in thousands)
Assets
Interest-bearing deposits in other financial institutions	$198	$—	$—	$—	$—	$198
Investment in unconsolidated trust subsidiaries	—	—	—	837	—	837
Securities available for sale	15,860	36,852	121,080	57,219	—	231,011
Federal Reserve Bank and Federal Home Loan Bank stock	13,058	—	—	—	—	13,058
Federal funds sold	96,300	—	—	—	—	96,300
Loans, gross	326,110	89,473	248,451	71,136	—	735,170
Non-interest earning assets, net	—	—	—	—	28,295	28,295

Total assets	$451,526	$126,325	$369,531	$129,192	$28,295	$1,104,869

Liabilities and Shareholders Equity
Noninterest-bearing deposits	$—	$—	$—	$—	$190,536	$190,536
Interest-bearing deposits	228,337 (1)	246,901 (2)	74,414	—	—	549,652
Borrowings	29,405	38,000	171,000	—	—	238,405
Junior subordinated debentures	22,682	5,155	—	—	—	27,837
Other liabilities	—	—	—	—	8,418	8,418
Shareholders’ equity	—	—	—	—	90,021	90,021

Total liabilities and shareholders equity	$280,424	$290,056	$245,414	$0	$288,975	$1,104,869

Interest rate sensitivity gap	$171,102	$(163,731)	$124,117	$129,192	$(260,680)

Cumulative interest rate sensitivity gap	$171,102	$7,371	$131,488	$260,680	$—

Cumulative % of rate sensitive assets in maturity period	41%	52%	86%	97%	100%

Rate sensitive assets to rate sensitive liabilities and shareholders’ equity	161%	44%	151%	N/A	N/A

Cumulative ratio	161%	101%	116%	132%	N/A

[1]	Net of Bancorp’s savings accounts of $25.5 million
[2]	Net of Bancorp’s certificate of deposits of $5.250 million

At March 31, 2007, our rate sensitive balance sheet was shown to be in a positive twelve-month gap position. This would imply that our net interest margin would increase in the short–term if interest rates rise and would decrease in the short-term if interest rates were to fall. However, as noted above, the extent to which our net interest margin will be impacted by changes in prevailing interests rates will depend on a number of factors, including how quickly rate sensitive assets and liabilities react to interest rate changes, the mix of our interest earning assets (loans versus other lower yielding interest earning assets, such as securities) and the mix of our interest bearing deposits (between for example, lower interest core deposits and higher cost time certificates of deposit) and our other interest bearing liabilities.

Financial Condition

Assets

Our total consolidated assets increased by $62 million, or 6%, to $1.105 billion at March 31, 2007 from $1.042 billion at December 31, 2006, primarily as a result of increases in loan volume. Those increases were funded by increases in deposits and in borrowings.

The following table sets forth the composition of our interest earning assets (in thousands of dollars) at:

	March 31, 2007	December 31, 2006
	Unaudited
Federal funds sold	$96,300	$13,000
Interest-bearing deposits with financial institutions	198	198
Federal Reserve Bank and Federal Home Loan Bank Stock, at cost	13,058	13,792
Securities available for sale, at fair value	231,011	241,912
Loans (net of allowances of $5,821 and $5,929, respectively)	729,349	740,957

Loans

The following table sets forth, in thousands of dollars, the composition, by loan category, of our loan portfolio, at March 31, 2007 and December 31, 2006:

	March 31, 2007		December 31, 2006
	Amount	Percent	Amount	Percent
	Unaudited
Commercial loans	$243,180	33.1%	$230,960	30.9%
Commercial real estate loans – owner occupied	158,489	21.6%	128,632	17.2%
Commercial real estate loans – all other	97,346	13.2%	135,851	16.9%
Residential mortgage loans – single family	72,127	9.8%	76,117	10.2%
Residential mortgage loans – multi-family	84,601	11.5%	98,678	13.2%
Construction loans	53,741	7.3%	65,120	8.7%
Land development loans	18,735	2.5%	16,733	2.2%
Consumer loans	7,451	1.0%	5,401	0.7%

Gross loans	735,670	100.0%	747,492	100.0%

Deferred fee (income) costs, net	(500)		(606)
Allowance for loan losses	(5,821)		(5,929)

Loans, net	$729,349		$740,957

Commercial loans are loans to businesses to finance capital purchases or improvements, or to provide cash flow for operations. Commercial real estate and residential mortgage loans are loans secured by trust deeds on real property, including commercial property and single family and multi-family residences. Construction and land development loans are interim loans to finance specific construction projects. Consumer loans include installment loans to consumers.

The following table sets forth, in thousands of dollars, the maturity distribution of our loan portfolio (excluding consumer and residential mortgage loans) at March 31, 2007:

	March 31, 2007
	One Year or Less	Over One Year Through Five Years	Over Five Years	Total
	Unaudited
Real estate and construction loans(1)
Floating rate	$85,689	$15,206	$154,241	$255,136
Fixed rate	13,824	21,617	37,734	73,175
Commercial loans
Floating rate	161,720	33,407	4,311	199,438
Fixed rate	15,967	23,876	3,899	43,742

Total	$277,200	$94,106	$200,185	$571,491

(1)	Does not include mortgage loans on single and multi-family residences and consumer loans, which totaled $156.7 million and $7.5 million, respectively, at March 31, 2007.

Allowance for Loan Losses and Nonperforming Loans

Allowance for Loan Losses. The allowance for loan losses (the “Allowance”) at March 31, 2007 was $5.8 million, which represented approximately 0.79% of the loans outstanding at March 31, 2007, as compared to $5.9 million, or 0.79%, of the loans outstanding at December 31, 2006.

We carefully monitor changing economic conditions, the loan portfolio by category, the financial condition of borrowers, the history of the loan portfolio, and we follow bank regulatory guidelines in determining the adequacy of the allowance. We believe that the allowance at March 31, 2007 was adequate to provide for losses inherent in the loan portfolio. However, as the volume of loans increases, additional provisions for loan losses will be required to maintain the allowance at adequate levels. Additionally, the allowance was established on the basis of assumptions and judgments regarding such matters as economic conditions and trends and the condition of borrowers, historical industry loan loss data and regulatory guidelines and, if there were changes in those conditions or trends, actual loan losses in the future could vary from the losses that were predicted on the basis of those earlier assumptions, judgments and guidelines. For example, if economic conditions were to deteriorate, or interest rates were to increase significantly, which would have the effect of increasing the risk that borrowers would encounter difficulties meeting their loan payment obligations, it could become necessary to increase the allowance by means of additional provisions for loan losses. See “—Results of Operations—Provision for Loan Losses” above.

Set forth below is a summary, in thousands of dollars, of the transactions in the allowance for loan losses for the three months ended March 31, 2007 and the year ended December 31, 2006:

	Three Months Ended March 31, 2007	Year Ended December 31, 2006
	Unaudited
Balance, beginning of period	$5,929	$5,126
Provision for loan losses	300	1,105
Net, Amounts charged off	(408)	(302)

Balance, end of period	$5,821	$5,929

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

At March 31, 2007 and December 31, 2006, we had $4.4 million and $1.8 million, respectively, of fully collateralized or adequately reserved loans that were delinquent and which were classified as nonaccrual and impaired loans. The increase in non-performing loans at March 31, 2007, as compared to December 31, 2006, was attributable to a net increase of $2.3 million of commercial loans and $400,000 of mortgage loans that had become delinquent and were placed on nonaccrual status during the first quarter of 2007. However, all of these loans are well-collateralized or have adequate reserves.

We had no loans with delinquent balances of 90 days or more and still accruing interest as of March 31, 2007 and December 31, 2006. There were no restructured loans at March 31, 2007 or December 31, 2006. At March 31, 2007, our average investment in impaired loans, on a year-to-date basis, was $1.5 million. The interest that we would have earned during the three months ended March 31, 2007, had the impaired loans remained current in accordance with their original terms was $133,000.

Deposits

Average Balances of and Average Interest Rates Paid on Deposits. Set forth below, in thousands of dollars, are the average amounts (in thousands of dollars) of, and the average rates paid on, deposits for the three months ended March 31, 2007:

	Three Months Ended March 31, 2007
	Unaudited
	Average Balance	Average Rate
Noninterest-bearing demand deposits	$164,265	—
Interest-bearing checking accounts	21,752	0.73%
Money market and savings deposits	140,154	3.37%
Time deposits	385,631	5.14%

Average total deposits	$711,802	3.47%

Deposit Totals. Deposits totaled $740 million at March 31, 2007 as compared to $718 million at December 31, 2006. At March 31, 2007, noninterest-bearing deposits totaled $190 million and represented 26% of total deposits, as compared to $189 million and 26% of total deposits at December 31, 2006. At March 31, 2007, certificates of deposit in denominations of $100,000 or more totaled $228 million and represented 31% of total deposits, as compared to $219 million and 31% of total deposits at December 31, 2006. Set forth below, in thousands of dollars, is a maturity schedule of domestic time certificates of deposit outstanding at March 31, 2007:

	At March 31, 2007
	Certificates of Deposit Under $100,000	Certificates of Deposit of $100,000 or More
	Unaudited
Maturities
Three months or less	$18,311	$54,977
Over three and through twelve months	106,692	140,209
Over twelve months	41,155	33,259

Total certificates of deposit	$166,158	$228,445

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

Cash flow Provided by Financing Activities. Cash flow of $59 million was provided by financing activities during the three months ended March 31, 2007, the source of which consisted primarily of net increases of $22 million in deposits and $37 million in net borrowings.

Cash flow From Operating Activities. Cash flow of $4 million was provided by our continuing operations during the three months ended March 31, 2007.

Cash flow Used in Investing. In the three months ended March 31, 2007, cash flow of $23 million was provided by investing activities, primarily by a decrease of $11 million in loans and by $12 million of proceeds from principal payments received on investment securities available for sale.

Our liquid assets, which included cash and due from banks, federal funds sold, interest earning deposits with financial institutions and unpledged securities available for sale (excluding Federal Reserve Bank and Federal Home Loan Bank stock) totaled $186 million or 17% of total assets at March 31, 2007.

The relationship between gross loans and total deposits provides a useful measure of our liquidity. Since repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loan-to-deposit ratio the less liquid are our assets. On the other hand, since we realize greater yields and higher interest income on loans than we do on investments, a lower loan-to-deposit ratio can adversely affect interest income and earnings. As a result, our goal is to achieve a loan-to-deposit ratio that appropriately balances the requirements of liquidity and the need to generate a fair return on assets. At March 31, 2007, the ratio of loans-to-deposits was 99%, compared to 103% at December 31, 2006. Even though our loans-to-deposits ratio was 99%, the Company maintained adequate liquidity supported by Federal Home Loan Bank advances and securities sold under repurchase agreements.

Off Balance Sheet Arrangements

Loan Commitments and Standby Letters of Credit. In order to meet the financing needs of our customers in the normal course of business, we make commitments to extend credit and issue standby commercial letters of credit to or for our customers. At March 31, 2007 and December 31, 2006, we were committed to fund certain loans amounting to approximately $226 million and $224 million, respectively.

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

Contractual Obligations

Borrowings. As of March 31, 2007, we had $181 million of outstanding long-term borrowings and $50 million of outstanding short-term borrowings that we had obtained from the Federal Home Loan Bank. The table below sets forth the amounts (in thousands of dollars) of, the interest rates we pay on, and the maturity dates of these Federal Home Loan Bank borrowings. These borrowings, along with the securities sold under agreements to repurchase, have a weighted-average annualized interest rate of 5.00%.

Principal Amounts	Interest Rate	Maturity Dates	Principal Amounts	Interest Rate	Maturity Dates
(Dollars in thousands)			(Dollars in thousands)
$5,000	3.87%	May 18, 2007	$2,000	5.26%	November 5, 2008
7,000	4.71%	June 20, 2007	5,000	4.94%	November 28, 2008
5,000	5.49%	July 16, 2007	5,000	4.91%	December 2, 2008
5,000	5.29%	July 17, 2007	10,000	5.09%	January 20, 2009
10,000	5.28%	July 19, 2007	5,000	3.45%	February 11, 2009
3,000	3.14%	September 18, 2007	5,000	5.25%	May 1, 2009
2,000	3.06%	September 24, 2007	7,000	5.25%	May 1, 2009
1,000	2.91%	October 1, 2007	7,000	4.93%	November 24, 2009
7,000	5.6%	October 9, 2007	5,000	4.86%	November 27, 2009
5,000	5.38%	January 22, 2008	7,000	4.81%	December 14, 2009
5,000	5.24%	May 2, 2008	5,000	4.87%	December 21, 2009
10,000	5.29%	May 5, 2008	12,000	4.96%	January 4, 2010
7,000	5.25%	May 19, 2008	5,000	4.85%	January 8, 2010
8,000	5.28%	June 5, 2008	12,000	5.04%	January 19, 2010
8,000	5.55%	July 10, 2008	7,000	5.1%	January 25, 2010
5,000	5.36%	July 25, 2008	7,000	4.83%	March 1, 2010
5,000	5.22%	August 8, 2008	7,000	4.88%	March 1, 2010
10,000	5.22%	October 16, 2008	10,000	4.84%	March 2, 2010

At March 31, 2007, U.S. Agency and Mortgage Backed securities, U.S. Government agency securities and collateralized mortgage obligations with an aggregate fair market value of $214 million and $163 million of residential mortgage and other real estate secured loans were pledged to secure these Federal Home Loan Bank borrowings, repurchase agreements, local agency deposits, and Treasury, Tax and Loan accounts.

The highest amount of borrowings outstanding at any month end during the three months ended March 31, 2007 consisted of $231 million of borrowings from the Federal Home Loan Bank and $7 million of overnight borrowings in the form of securities sold under repurchase agreements. During 2006, the highest amount of borrowings outstanding at any month end consisted of $274 million of advances from the Federal Home Loan Bank and $33 million of overnight borrowings in the form of securities sold under repurchase agreements.

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

Set forth below, in thousands of dollars, is certain information regarding the terms of the Debentures that were outstanding as of March 31, 2007:

Original Issue Dates	Principal Amount	Interest Rates	Maturity Dates
June 2002	$5,155	LIBOR plus 3.75%(1)	June 2032
August 2002	5,155	LIBOR plus 3.625%(2)	August 2032
September 2002	7,217	LIBOR plus 3.40%(1)	September 2032
October 2004	10,310	LIBOR plus 2.00%(1)	October 2034

Total	$27,837

(1)	Interest rate resets quarterly.
(2)	Interest rate resets semi-annually.

These Debentures require quarterly or semi-annual interest payments. Subject to certain conditions, we have the right, at our discretion, to defer those interest payments for up to five years. However, we have no plans to exercise this deferral right.

Under the Federal Reserve Board rulings, the borrowings evidenced by the Debentures, which are subordinated to all of our other borrowings that are outstanding or which we may obtain in the future, are eligible (subject to certain dollar limitations) to qualify, and at March 31, 2007, a total amount of $27.8 million principal amount of those Debentures qualified, as Tier I capital for regulatory purposes.

These Debentures redeemable, at our option, without premium, or penalty, beginning five years after their respective original issue dates. The Debentures that we issued in June 2002, in the principal amount of $5,155,000, become redeemable as of June 30, 2007. It is our intention to redeem those Debentures on that date using cash currently held in a money market savings account at Pacific Mercantile Bank.

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

The following is a summary of the major components of securities available for sale and a comparison of the amortized cost, estimated fair values and gross unrealized gains and losses, in thousands of dollars, as of March 31, 2007 and December 31, 2006:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	Unaudited
March 31, 2007
Securities Available For Sale:
US Agencies/Mortgage-backed securities	$201,102	$157	$4,177	$197,082
Collateralized mortgage obligations	21,025	—	401	20,624

Total government and agencies securities	222,127	157	4,578	217,706
Municipal securities	11,650	178	—	11,828
Mutual fund	1,477	—	—	1,477

Total Securities Available For Sale	$235,254	$335	$4,578	$231,011

December 31, 2006
Securities Available For Sale:
U.S. agencies and mortgage-backed securities	$211,790	$91	4,608	$207,273
Collateralized mortgage obligations	21,751	—	437	21,314

Total government and agencies securities	233,541	91	5,045	228,587
Municipal securities	11,651	201	—	11,852
Mutual fund	1,473	—	—	1,473

Total Securities Available For Sale	$246,665	$292	5,045	$241,912

At March 31, 2007, U.S. Agencies and Mortgage Backed securities, U.S. Government Agency securities and collateralized mortgage obligations with an aggregate fair market value of $214 million were pledged to secure Federal Home Loan Bank borrowings, repurchase agreements, local agency deposits and Treasury, Tax and Loan accounts.

The amortized cost and estimated fair value, at March 31, 2007, of securities available for sale are shown, in thousands of dollars in the following table, by contractual maturities and historical prepayments based on the prior three months of principal payments. Expected maturities will differ from contractual maturities and historical prepayments, particularly with respect to collateralized mortgage obligations, because borrowers may react to interest rate market conditions differently than the historical prepayment rates.

	Maturing in
(Dollars in thousands)	One year or less	Over one year through five years	Over five years through ten years	Over ten years	Total
	Unaudited
Securities available for sale, amortized cost	$36,812	$104,761	$49,928	$43,753	$235,254
Securities available for sale, estimated fair value	36,081	102,535	48,954	43,441	231,011
Weighted average yield	4.34%	4.40%	4.60%	4.82%	4.51%

The table below shows as of March 31, 2007, the gross unrealized losses and fair values (in thousands of dollars) of our investments, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	Securities With Unrealized Loss as of March 31, 2007
	Less than 12 months		12 months or more		Total
(Dollars In thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	Unaudited
US agencies and mortgage backed securities	$9,930	$(63)	$150,005	$(4,114)	$159,935	$(4,177)
Collateralized mortgage obligations	2,976	(66)	17,647	(335)	20,623	(401)
Municipal securities	—	—	—	—	—	—

Total temporarily impaired securities	$12,906	$(129)	$167,652	$(4,449)	$180,558	$(4,578)

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

Certain qualitative assessments also are made by a banking institution’s primary federal regulatory agency that could lead the agency to determine that the banking institution should be assigned to a lower capital category than the one indicated by the quantitative measures used to assess the institution’s capital adequacy. At each successive lower capital category, a bank and its bank holding company are subject to greater operating restrictions and increased regulatory supervision by their federal bank regulatory agencies. The following table sets forth the amounts of capital and capital ratios of the Company (on a consolidated basis) and the Bank (on a stand alone basis) at March 31, 2007, as compared to the respective minimum regulatory requirements applicable to them.

The following table sets forth the amounts of capital and capital ratios of the Company (on a consolidated basis) and the Bank (on a stand alone basis) at March 31, 2007, as compared to the respective minimum regulatory requirements applicable to them.

			Applicable Federal Regulatory Requirement
	Actual		Capital Adequacy Purposes		To be Categorized Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total Capital to Risk Weighted Assets:
Company	$125,954	15.49%	$65,041	At least 8.0%	$81,301	At least 10.0%
Bank	88,932	11.04%	64,467	At least 8.0%	80,584	At least 10.0%
Tier 1 Capital to Risk Weighted Assets:
Company	$119,762	14.73%	$32,521	At least 4.0%	$48,781	At least 6.0%
Bank	82,778	10.27%	32,233	At least 4.0%	48,350	At least 6.0%
Tier 1 Capital to Average Assets:
Company	$119,762	11.32%	$43,307	At least 4.0%	$52,883	At least 5.0%
Bank	82,778	7.85%	42,153	At least 4.0%	52,692	At least 5.0%

As of March 31, 2007, based on applicable capital regulations, the Company (on a consolidated basis) and the Bank (on a stand-alone basis) qualified as well capitalized institutions under the capital adequacy guidelines described above.

Our consolidated total capital and Tier 1 capital of the Company, at March 31, 2007, include an aggregate of $27.8 million of long term indebtedness evidenced by the Junior Subordinated Debentures that we issued in 2002 and 2004 in connection with the sale of trust preferred securities. We contributed $26 million of the net proceeds from the sale of the trust preferred securities to the Bank, thereby, increasing its total capital and Tier 1 capital. The Company intends to call on June 30, 2007, $5,000,000 of the Junior Subordinated Debentures. After the call of these debentures, the company will continue to be considered well capitalized under the regulatory capital adequacy guidelines.

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

Our ability to achieve and sustain our profitability is substantially dependent on our net interest income. Like most banking organizations and other depository institutions, our interest income is affected by a number of factors outside of our control, including changes in market rates of interest, which in turn are affected by changes in national economic conditions and national monetary policies adopted by the Federal Reserve Board. For example, adverse changes in economic conditions, and increasing rates of interest as a result of the Federal Reserve Board’s monetary policies, could cause prospective borrowers to fail to qualify for our loan products and reduce loan demand, thereby reducing our interest income and net interest margins. Increases in interest rates as a result of the Federal Reserve Board’s monetary policies also could lead depositors to transfer funds from noninterest bearing demand deposits to higher cost certificates of deposit or to mutual funds, which would cause an increase in our interest expense. In addition, such conditions could adversely affect the financial capability of borrowers to meet their loan obligations, which could result in loan losses and require increases in provisions made for possible loan losses.

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

Other Risks

Other risks that could affect our future financial performance are described in Item 1A, entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, and readers are urged to review those risks as well.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures in effect as of March 31, 2007. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2007, our disclosure controls and procedures were effective to provide reasonable assurance that material information, relating to the Company and its consolidated subsidiaries, required to be included in our Exchange Act reports, including this Quarterly Report on Form 10-Q, is made known to management, including the Chief Executive Officer and Chief Financial Officer, on a timely basis.

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2007 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors previously disclosed in Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

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

PACIFIC MERCANTILE BANCORP

Date: May 10, 2007	By:	/s/ NANCY A. GRAY
Nancy A. Gray, Chief Financial Officer

S-1

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

E-1