Form 10-Q
period 2007-06-30
PACIFIC MERCANTILE BANCORP
filed 2007-08-09
CIK 1109546

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

10,435,262 shares of Common Stock as of August 3, 2007

PACIFIC MERCANTILE BANCORP

QUARTERLY REPORT ON FORM 10Q

FOR

THE QUARTER ENDED JUNE 30, 2007

PART I. – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands)

(Unaudited)

	June 30, 2007	December 31, 2006
ASSETS
Cash and due from banks	$18,161	$13,304
Federal funds sold	101,000	13,000

Cash and cash equivalents	119,161	26,304
Interest-bearing deposits with financial institutions	198	198
Federal Reserve Bank and Federal Home Loan Bank Stock, at cost	13,215	13,792
Securities available for sale, at fair value	225,885	241,912
Loans (net of allowances of $6,029 and $5,929, respectively)	740,541	740,957
Investment in unconsolidated subsidiaries	837	837
Accrued interest receivable	4,755	4,877
Premises and equipment, net	1,842	2,152
Other assets	13,239	11,500

Total assets	$1,119,673	$1,042,529

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$183,742	$189,444
Interest-bearing	583,944	528,349

Total deposits	767,686	717,793
Borrowings	225,683	201,797
Accrued interest payable	3,872	2,930
Other liabilities	3,746	4,246
Junior subordinated debentures	27,837	27,837

Total liabilities	1,028,824	954,603

Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, no par value, 2,000,000 shares authorized, none issued	—	—
Common stock, no par value, 20,000,000 shares authorized, and 10,410,262 and 10,308,364 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	71,304	70,790
Retained earnings	23,214	20,076
Accumulated other comprehensive loss	(3,669)	(2,940)

Total shareholders’ equity	90,849	87,926

Total liabilities and shareholders’ equity	$1,119,673	$1,042,529

The accompanying notes are an integral part of these consolidated financial statements.

Part I. Item 1. (continued)

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except for per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Interest income:
Loans, including fees	$13,957	$12,587	$27,670	$24,073
Federal funds sold	1,181	248	1,754	356
Securities available for sale and stock	2,752	2,647	5,624	5,447
Interest-bearing deposits with financial institutions	2	201	4	402

Total interest income	17,892	15,683	35,052	30,278
Interest expense:
Deposits	6,549	4,042	12,636	7,312
Borrowings	3,497	3,377	6,799	6,543

Total interest expense	10,046	7,419	19,435	13,855

Net interest income	7,846	8,264	15,617	16,423
Provision for loan losses	325	335	625	560

Net interest income after provision for loan losses	7,521	7,929	14,992	15,863

Noninterest income	315	327	668	605
Noninterest expense	5,393	5,261	10,493	10,357

Income before income taxes	2,443	2,995	5,167	6,111
Income tax expense	899	1,235	2,029	2,475

Income from continuing operations	1,544	1,760	3,138	3,636
(Loss) income from discontinued operations, net of taxes	—	(73)	—	(189)

Net income	$1,544	$1,687	$3,138	$3,447
Net income (loss) per share basic:
Income from continuing operations	$0.15	$0.18	$0.30	$0.36
Income (loss) from discontinued operations	$0.00	$(0.01)	$0.00	$(0.02)

Net income	$0.15	$0.17	$0.30	$0.34
Net income (loss) per share diluted:
Income from continuing operations	$0.14	$0.17	$0.29	$0.34
Income (loss) from discontinued operations	$0.00	$(0.01)	$0.00	$(0.02)

Net income	$0.14	$0.16	$0.29	$0.32
Weighted average number of shares:
Basic	10,396,999	10,248,408	10,361,396	10,226,763
Diluted	10,682,401	10,757,288	10,689,768	10,751,344

The accompanying notes are an integral part of these consolidated financial statements.

Part I. Item 1. (continued)

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income	$1,544	$1,687	$3,138	$3,447
Other comprehensive loss, net of tax:
Change in unrealized gain (loss) on securities available for sale, net of tax effect	(936)	(1,365)	(636)	(2,083)
Change in net unrealized gain (loss) and prior service benefit (cost) on supplemental executive retirement plan, net of tax effect	10	—	(93)	—

Total comprehensive income	$618	$322	$2,409	$1,364

The accompanying notes are an integral part of these consolidated financial statements.

Part I. Item 1. (continued)

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2007	2006
Cash Flows From Continuing Operating Activities:
Income from continuing operations	$3,138	$3,636
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	412	339
Provision for loan losses	625	560
Net amortization of premium (discount) on securities	36	248
Mark to market loss adjustment of equity securities	50	61
Net gain on sale of fixed assets	—	(3)
Stock-based compensation expense	278	337
Net decrease (increase) in accrued interest receivable	122	(277)
Net increase in other assets	(300)	(3,078)
Net decrease (increase) in deferred taxes	(930)	1,034
Net decrease in accrued interest payable	942	272
Net decrease (increase) in other liabilities	(657)	251

Net cash provided by operating activities	3,716	3,380
Cash Flows From Investing Activities:
Maturities of and principal payments received for securities available for sale and other stock	19,979	26,125
Purchase of securities available for sale and other stock	(4,541)	(1,638)
Proceeds from sale of subsidiary	—	134
Gain on sale of subsidiary	—	(2)
Net increase in loans	(209)	(58,922)
Purchases of premises and equipment	(102)	(305)

Net cash provided by (used) in investing activities	15,127	(34,608)
Cash Flows From Financing Activities:
Net increase in deposits	49,893	61,451
Proceeds from exercise of stock options	923	423
Tax benefits from exercise of stock options	—	268
Net decrease from share buyback	(688)	—
Net increase (decrease) in borrowings	23,886	(35,013)

Net cash provided by financing activities	74,014	27,129

Cash Flows provided by continuing operations	92,857	(4,099)

The accompanying notes are an integral part of these consolidated financial statements.

Part I. Item 1. (continued)

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—continued

(Dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2007	2006
Discontinued Operations:
Cash Flows From Operating Activities
Loss from discontinued operations	—	(189)
Depreciation and Amortization	—	2
Net decrease in other assets	—	181
Net decrease in fixed assets	—	11
Net decrease in other liabilities	—	(49)

Net cash used by operating activities	—	(44)
Cash Flows From Investing Activities:
Net decrease in interest-bearing deposits with financial institutions	—	142

Net cash flow provided in investing activities	—	142

Cash Flows used by discontinued operations	—	98
Net increase (decrease) in cash and cash equivalents	92,857	(4,001)
Cash and Cash Equivalents, beginning of period	26,304	34,822

Cash and Cash Equivalents, end of period	$119,161	$30,821

Supplementary Cash Flow Information:
Cash paid for interest on deposits and other borrowings	$18,493	$13,595

Cash paid for income taxes	$3,000	$3,000

Non-Cash Investing Activities:
Net increase (decrease) in net unrealized losses on securities held for sale, net of income tax	$636	$(2,083)

Net increase in net unrealized losses and prior year service cost on supplemental executive retirement, net of income tax	93	—

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

During 2002, we organized three business trusts, under the names Pacific Mercantile Capital Trust I, PMB Capital Trust I, and PMB Statutory Trust III, respectively, to facilitate our issuance $5.155 million, $5.155 million and $7.217 million, respectively, principal amount of junior subordinated debentures, all with maturity dates in 2032. In October 2004, we organized PMB Capital Trust III to facilitate our issuance of an additional $10 million principal amount of junior subordinated debentures, with a maturity date in 2034. In accordance with applicable accounting standards, the financial statements of these trusts are not included in the Company’s consolidated financial statements. See Note 2: “Significant Accounting Policies — Principles of Consolidation” below.

In July 2007, we redeemed the $5.155 million principal amount of junior subordinated debentures issued in conjunction with the organization of Pacific Mercantile Capital Trust I and we plan to redeem, in August 2007, the $5.155 million principal amount of junior subordinated debentures issued in conjunction with the organization of PMB Capital Trust I. Those trusts will be dissolved as a result of those redemptions. See “Note 7: Subsequent Events” below.

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

As described below under the subcaption “Discontinued Operations” in this Note 2, in the second quarter of 2006, the Company sold one of its subsidiaries, PMB Securities Corp., which was an SEC—registered securities broker/dealer engaged in the retail securities brokerage business. Therefore, the results of operations of that business are presented as discontinued operations, separate from the results of our continuing operations, in our financial statements for the three and six month periods ended June 30, 2006. Because that business was sold in 2006, those discontinued operations had no financial impact on our operating results in the three or six month periods ended June 30, 2007 and also will not have any financial impact on our operating results during the remainder of 2007.

Our consolidated financial position at June 30, 2007, and the consolidated results of operations for the three and six month periods ended June 30, 2007, are not necessarily indicative of what our financial position will be as of the end of, or of the results of our operations that may be expected for any other interim period during or for, the full year ending December 31, 2007.

Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, and contingencies at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The estimates are made primarily in connection with the determination of the allowance for loan losses, the fair value of securities available for sale, and the valuation of deferred tax assets. Actual amounts or results could differ, possibly materially, from those estimates. See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Forward Looking Information” included elsewhere in this Report.

Principles of Consolidation

The consolidated financial statements for the three and six month periods ended June 30, 2007, include the accounts of PMBC and its wholly owned subsidiary, Pacific Mercantile Bank. The consolidated financial statements for three and six month periods ended June 30, 2006, also include the accounts of PMB Securities Corp., as discontinued operations, to the date of its sale on June 1, 2006. All significant intercompany accounts and transactions have been eliminated in consolidation.

Nonperforming Loans and Other Assets

At June 30, 2007 and December 31, 2006, we had $4.6 million and $1.8 million, respectively, in nonaccrual and impaired loans, but we had no restructured loans and no loans that were past due as to principal for 90 days or more that were still accruing interest.

Earnings Per Share (“EPS”)

Basic EPS excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted to common stock that would then share in our earnings. For the three and six month periods ended June 30, 2007, stock options to purchase up to 185,989 and 179,282 shares, respectively, were not considered in computing diluted earnings per common share because they were antidilutive.

The following table shows how we computed basic and diluted EPS for the three and six month periods ended June 30, 2007 and 2006.

	For the three months ended June 30,		For the six months ended June 30,
(In thousands, except earnings per share data)	2007	2006	2007	2006
Net income available for common shareholders (A)	$1,544	$1,687	$3,138	$3,447

Weighted average outstanding shares of common stock (B)	10,397	10,248	10,361	10,227

Dilutive effect of employee stock options and warrants	285	509	329	524

Common stock and common stock equivalents (C)	$10,682	$10,757	$10,690	$10,751

Earnings per share:
Basic (A/B)	$0.15	$0.17	$0.30	$0.34
Diluted (A/C)	$0.14	$0.16	$0.29	$0.32

Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain changes in assets and liabilities, such as unrealized gains and losses on securities available for sale and unrealized actuarial gains and losses on the supplemental executive plan, are reported as a separate component of the equity section of the balance sheet net of income taxes, and such items, along with net income, are components of comprehensive income.

Recent Accounting Pronouncements

The U.S. Securities and Exchange Commission in September 2006, released Staff Accounting Bulletin (SAB) 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements”, that provides guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. SAB 108 is effective for fiscal years beginning after November 15, 2006. SAB 108 has not, to date, had and is not expected to have a material impact on our results of operation or financial condition.

In July 2006, the FASB also issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109,” (FIN 48). FIN 48 clarifies the accounting for uncertain tax positions in accordance with SFAS 109, “Accounting For Income Taxes,” by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. The minimum recognition threshold will require us to recognize, in our financial statements, the impact of a tax position if it is more likely than not that the tax position is valid and would be sustained on audit, including resolution of related appeals or litigation processes, if any. Only tax positions that meet the “more likely than not” recognition criteria at the effective date may be recognized or continue to be recognized in the financial statements upon the adoption of FIN 48. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition requirements in accounting for uncertain tax positions. Changes in the amount of tax benefits recognized resulting from the application of the provisions of this Interpretation would result in a one-time non-cash charge to be recognized as a change in accounting principle via a cumulative adjustment to the opening balance of retained earnings in the period of adoption. FIN 48 is effective for fiscal years beginning after December 15, 2006. Accordingly, we adopted the provisions of FIN 48 in the first quarter 2007. The adoption of FIN 48 has not had an impact on our results of operations or financial condition. See “Note 5: Income Taxes” below.

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

On September 29, 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R),” (SFAS 158). SFAS 158 represent the first phase of the FASB’s project on pension and post-retirement benefits. The next phase will consider potential changes in determining net periodic benefit cost and measuring plan assets and obligations. A company with publicly traded equity securities is required to initially recognize the funded status of a defined benefit post-retirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The disclosures required by SFAS 158 are included in Note 15 (Employee Benefit Plans) to our Consolidated Financial Statements for the fiscal year ended December 31, 2006 in our 2006 Annual Report on Form 10-K.

On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115,” (SFAS 159). SFAS 159 provides an alternative measurement treatment for certain financial assets and financial liabilities, under an instrument-by-instrument election, that permits fair value to be used for both initial and subsequent measurement, with changes in fair value recognized in earnings. SFAS 159 is effective beginning January 1, 2008. However, we do not expect that the adoption of SFAS 159 will have a material effect on our consolidated financial condition or results of operations.

Commitments and Contingencies

To meet the financing needs of our customers in the normal course of business, we are a party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements. At June 30, 2007, loan commitments and letters of credits totaled $206 million and $12 million, respectively. The contractual amount of a credit-related financial instrument such as a commitment to extend credit, a credit-card arrangement or a letter of credit represents the amounts of potential accounting loss should the commitment be fully drawn upon, the customer default, and the value of any existing collateral securing the customer’s payment obligation become worthless.

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

In the ordinary course of business, we are subject to legal actions normally associated with financial institutions. At June 30, 2007, we were not a party to any pending legal action that is expected to be material to our consolidated financial condition or results of operations.

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

Effective February 17, 2004, the Board of Directors adopted the Pacific Mercantile Bancorp 2004 Stock Incentive Plan (the “2004 Stock Incentive Plan”), which was approved by the Company’s shareholders in May 2004. That Plan authorizes the granting of options and rights to purchase restricted stock to directors, officers and other key employees, that entitle them to purchase shares of common stock of the Company at, in the case of stock options, a price per share equal to or above the fair market value of the Company’s shares on the date the option is granted or, in case of stock purchase rights, at prices and on such terms as are fixed by the Compensation Committee of the Board of Directors at the time the rights are granted. Options and restricted stock purchase rights may vest immediately or over various periods of up to five years, or based on the achievement of specified performance goals, as determined by the Company’s Compensation Committee at the time the options are granted or the stock purchase rights are awarded. Options may be granted under the 2004 Stock Incentive Plan for terms of up to 10 years after the grant date, but will terminate upon termination of service, if sooner. The Company will become entitled to repurchase any unvested shares subject to restricted purchase rights in the event of a termination of employment or service of the holder of the stock purchase right or in the event the holder fails to achieve any goals that are required to be met as a condition of vesting. A total of 400,000 shares were authorized for issuance under the 2004 Stock Incentive Plan.

In December 2004, Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share-Based Payment”, which requires entities that grant stock options or other equity compensation awards to employees to recognize the fair value of those options and shares as compensation cost over their respective service (vesting) periods in their financial statements. In the case of the Company, SFAS No. 123(R) became effective January 1, 2006 and, as of that date, we adopted the fair value recognition provisions of SFAS No. 123(R), using the modified-prospective-transition method. Under this transition method, equity compensation expense includes: (a) compensation expense for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on their grant date fair values estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on their grant date fair values estimated in accordance with the provisions of SFAS No. 123(R). Since stock-based compensation that is recognized in the statement of income is to be determined based on the equity compensation awards that we expect will ultimately vest, that compensation expense has been reduced for estimated forfeitures of unvested options that typically occur due to terminations of employment of optionees. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For purposes of the determination of stock-based compensation expense for the quarter ended June 30, 2007, we estimated no forfeitures of options held by the Company’s directors and all other forfeitures to be 21% of the unvested options issued.

The fair values of the options that were outstanding under the 1999 and 2004 Plans were estimated as of their respective dates of grant using the Black-Scholes option-pricing model. The following table summarizes the weighted average assumptions used for grants in the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
Assumptions with respect to:	2007	2006	2007	2006
Expected volatility	30%	35%	30%	35%
Risk-free interest rate	4.62%	4.91%	4.67%	4.64%
Expected dividends	1.35%	1.07%	1.24%	1.07%
Expected term (years)	6.5	6.5	6.5	6.5
Weighted average fair value of options granted during period	$4.86	$7.50	$5.22	$7.12

The following tables summarize the share option activity under the Company’s 1999 Option Plan and the 2004 Stock Incentive Plan during for the six month period ended June 30, 2007 and 2006.

	Six Months Ended June 30,
	2007		2006
	Number of Shares Subject to Options	Weighted- Average Exercise Price Per Share	Number of Shares Subject to Options	Weighted- Average Exercise Price Per Share
Outstanding—January 1,	1,366,924	$9.11	1,470,698	$8.51
Granted	23,800	15.05	41,500	18.22
Exercised	151,898	6.08	117,574	5.00
Forfeited/Canceled	24,000	17.38	28,000	16.32

Outstanding—June 30,	1,214,826	9.44	1,366,624	8.94

Options Exercisable—June 30,	950,327	$8.28	1,010,572	$7.51

The aggregate intrinsic values of options exercised at June 30, 2007 and 2006 were $1.2 million and $1.5 million, respectively. Total fair values of vested options at June 30, 2007 and 2006 were $375,000 and $390,000, respectively.

	Options Outstanding as of June 30, 2007				Options Exercisable as of June 30, 2007
Range of Exercise Price	Vested	Unvested	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Shares	Weighted- Average Exercise Price
$ 4.00 – $5.99	99,842		$4.00	1.67	99,842	$4.00
$ 6.00 – $9.99	578,881	5,120	7.29	3.23	578,881	7.29
$10.00 – $12.99	222,423	120,760	11.23	6.66	222,423	11.22
$13.00 – $17.99	42,381	111,419	15.23	8.30	42,381	14.97
$18.00 – $18.84	6,800	27,200	18.18	8.58	6,800	18.18

	950,327	264,499	$9.44	4.86	950,327	$8.28

The aggregate intrinsic values of options that were outstanding and exercisable under the plans at June 30, 2007 and 2006, were $6.0 million and $13.3 million, respectively.

A summary of the status of the unvested options as of December 31, 2006, and changes during the six month period ended June 30, 2007, are set forth in the following table.

	Number of Shares Subject to Options	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2006	331,287	$5.80
Granted	(23,800)	5.22
Vested	(66,988)	5.60
Forfeited/Canceled	24,000	6.91

Unvested at June 30, 2007	264,499	$5.76

The aggregate amounts charged against income in relation to stock-based awards were $145,000 and $278,000 for the three and six months ended June 30, 2007, respectively. At June 30, 2007, compensation expense related to non-vested stock option grants aggregated $1.2 million, which is expected to be recognized as follows:

Stock Option Compensation Expense
(In thousands)
Remainder of 2007	$290
For the year ended December 31,
2008	581
2009	205
2010	84
2011	37
2012	2

Total	$1,199

4. Employee Benefit Plan

The Company has established a Supplemental Retirement Plan (SERP) for its Chief Executive Officer. Net periodic benefit costs are charged to “employee benefits expense” in the consolidated statements of income to recognize the Company’s expense in respect of that Plan. The components of net periodic benefit cost for the SERP are set forth in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands)		(In thousands)
Service cost	$42	$33	$83	$67
Interest cost	22	16	41	31
Expected return on plan assets	—	—	—	—
Amortization of prior service cost/(benefit)	4	4	8	8
Amortization of net actuarial loss/(gain)	14	6	28	11

Net periodic SERP cost	$82	$59	$160	$117

5. Income Taxes

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109,” (“FIN 48”) on January 1, 2007. We did not have any unrecognized tax benefits and there was no effect on our financial condition or results of operations as a result of implementing FIN 48.

We file income tax returns in the U.S. federal jurisdiction and the state of California. As of June 30 and January 1, 2007, we were subject to examination in the U.S. federal tax jurisdiction for the 2003 - 2006 tax years. We were also subject to examination in California for the 2002 - 2006 tax years. We do not believe there will be any material changes in our unrecognized tax positions over the next 12 months.

Our policy is that we recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, we did not have any accrued interest or penalties associated with any unrecognized tax benefits, and no interest expense was recognized during the quarter. Our effective tax rate differs from the federal statutory rate primarily due to non-deductible expenses and state taxes.

6. Discontinued Operations

As previously reported, in the second quarter of 2006 we sold our securities brokerage business and, accordingly, for financial reporting purposes that business was classified as discontinued operations in 2006. Since we were able to sell that business in the second quarter of 2006, those discontinued operations had no financial impact on our operating results in the first and second quarters of 2007 and also will not have any financial impact on our operating results during the remainder of 2007. By comparison, those discontinued operations sustained losses of $73,000 and $116,000, respectively, in the first and second quarters of 2006.

The operating results of the discontinued securities brokerage businesses included in the accompanying consolidated statements of income are set forth below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands)		(In thousands)
Loss from discontinued operations, before income taxes	$—	$(120)	$—	$(313)
Income tax benefit	—	(47)	—	(124)

Loss from discontinued operations, net of taxes	$—	$(73)	$—	$(189)

As of June 30, 2007 and December 31, 2006, there were no accounts included in the consolidated statement of financial condition from the discontinued securities brokerage business.

7. Subsequent Events

On July 2, 2007, PMBC redeemed, at par, the $5.155 million principal amount of junior subordinated debentures issued in July 2002 in conjunction with the organization of Pacific Mercantile Capital Trust I. PMBC used available cash to fund that redemption.

On July 11, 2007 PMBC notified the Trustee for the holders of the $5.155 million principal amount of junior subordinated debentures issued in August 2002, that PMBC would be redeeming, at par, all of those debentures effective as of August 30, 2007. PMBC will be using available cash to fund that redemption.

There will be $17.527 million principal amount of junior subordinated debentures that will remain outstanding after giving effect to these redemptions

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Pacific Mercantile Bancorp is a bank holding company that owns all of the stock of Pacific Mercantile Bank (the “Bank”), which is a commercial bank that provides a full range of banking services to small and medium-size businesses and to professionals and the general public in Orange, Los Angeles, San Bernardino and San Diego counties, in Southern California. Substantially all of our operations are conducted and substantially all of our assets are owned by the Bank, which accounts for substantially all of our consolidated revenues, operating income and expenses.

The following discussion presents information about our consolidated results of operations for the three and six month periods ended June 30, 2007 and 2006 and our consolidated financial condition, liquidity and capital resources at June 30, 2007 and should be read in conjunction with our interim consolidated financial statements and the notes thereto included elsewhere in this Report.

Additionally, except where otherwise noted, the following discussion of our results of operation and financial condition relates primarily to the results of operations and the assets and liabilities of our commercial banking business, which comprises our continuing operations and which excludes our discontinued securities brokerage business, which was sold in June 2006. See Note 6 of the Notes to our Consolidated Financial Statements included elsewhere in this Report for further information relating to our discontinued operations.

Forward-Looking Information

Statements contained in this Report that are not historical facts or that discuss our expectations, beliefs and regarding our future operations or future financial performance, or financial or other trends in our business, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. Often, they include the words “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “project,” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could,” or “may.” The information contained in such forward-looking statements is based on current information and assumptions about future events over which we do not have control and our business is subject to a number of risks factors that could cause our financial condition or actual operating results in the future to differ significantly from our expected financial condition or operating results that are set forth in those statements. Certain of those risks factors are summarized below, in this Item 2, under the caption “Risks that could Affect our Future Financial Performance” and those, as well as other, risks are discussed in detail in Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2006 and readers of this Report are urged to read that summary below and the information contained in Item 1A of the 2006 Annual Report on Form 10-K in conjunction with this Report.

Overview of Operating Results in the Three and Six Months Ended June 30, 2007

The following table sets forth information regarding the interest income that we generated, the interest expense that we incurred, our net interest income, noninterest income, noninterest expense, and our net income and net income per share for the three and six months ended June 30, 2007 and 2006.

	Three Months Ended June 30, (Unaudited)			Six Months Ended June 30, (Unaudited)
	2007 Amounts	2006 Amounts	Percent Change	2007 Amounts	2006 Amounts	Percent Change
	( Dollars in thousands, except per share data)
Interest income	$17,892	$15,683	14.1%	$35,052	$30,278	15.8%
Interest expense	10,046	7,419	35.4%	19,435	13,855	40.3%

Net interest income	$7,846	$8,264	(5.1)%	$15,617	$16,423	(4.9)%
Noninterest income	$315	$327	(3.7)%	$668	$605	10.4%
Noninterest expense	$5,393	$5,261	2.5%	$10,493	$10,357	1.3%
Income from continuing operations(1)	$1,544	$1,760	(12.3)%	$3,138	$3,636	(13.7)%
Loss from discontinued operations(1)	$—	$(73)	NM %	$—	$(189)	NM %
Net income	$1,544	$1,687	(8.5)%	$3,138	$3,447	(9.0)%
Net income (loss) per share diluted
Income from continuing operations	$0.14	$0.17	(17.7)%	$0.29	$0.34	(14.7)%
Income (loss) from discontinued operations	$0.00	$(0.01)	NM %	$0.00	$(0.02)	NM %
Net income diluted per share	$0.14	$0.16	(12.5)%	$0.29	$0.32	(9.4)%
Weighted average number of diluted shares	10,682,401	10,757,288	(0.7)%	10,689,768	10,751,344	(0.6)%

(1)	Net of taxes

Key Factors Affecting Operating Results in the Three and Six Months Ended June 30, 2007

As the table above indicates, income from continuing operations in the three and six months ended June 30, 2007 declined by $216,000, or 12.3%, and $498,000, or 13.7%, respectively. On a diluted per share basis, income from continuing operations declined to $0.14 and $0.29 in the three and six months ended June 30, 2007, respectively, from $0.17 and $0.34 in the respective corresponding periods of 2006.

Set forth below are the key factors that caused those declines:

•

Declines in Net Interest Income. Net interest income, a primary measure of bank profitability, decreased in the second quarter of 2007 by $418,000, or 5%, to $7.8 million from $8.3 million in the second quarter of the prior year. In the six months ended June 30, 2007, net interest income decreased by $806,000, or 5% to $15.6 million from $16.4 million in the same six months of 2006. The decreases in net interest income were due to increases in interest expense of $2.6 million, or 35%, and $5.5 million, or 40%, in the quarter and six months ended June 30, 2007 compared to the respective periods in 2006. The increases in interest expense more than offset increases in interest income of $2.2 million, or 14%, and $4.8 million, or 16%, for the same periods in 2007. The increases in interest expense were primarily attributable to increases in volume of interest-bearing deposits and increases in interest rates paid on deposits in response to increases in market rates of interest.

•

Increases in Non-interest Expense. Non-interest expense increased by $132,000, or 3%, in the three months ended June 30, 2007 and by $136,000, or 1%, in the six months ended June 30, 2007. Those increases were, for the most part, attributable to increases in Federal Deposit Insurance assessments on federally insured banking institutions which were attributable to a change, mandated by the Federal Deposit Insurance Reform Act of 2005, in assessment formulas. Those increases more than offset decreases in other operating expenses over which we have greater control, including decreases in employee compensation expense and in occupancy and equipment costs in the three months ended June 30, 2007.

Set forth below are certain key financial performance ratios and other unaudited financial data from continuing operations for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
Return on average assets (1)	0.56%	0.72%	0.59%	0.73%
Return on average shareholders’ equity (2)	6.79%	8.91%	7.01%	9.07%
Net interest margin (2)	2.92%	3.38%	2.99%	3.42%

(1)	Annualized.
(2)	Net interest income expressed as a percentage of total average interest earning assets.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and general practices in the banking industry. Certain of those accounting policies are considered critical accounting policies, because they require us to make estimates and assumptions regarding circumstances or trends that could affect the value of those assets, such as, for example, assumptions regarding economic conditions or trends that could impact our ability to fully collect our loans or ultimately realize the carrying value of certain of our other assets. Those estimates and assumptions are made based on current information available to us regarding those economic conditions or trends or other circumstances. If changes were to occur in the events, trends or other circumstances on which our estimates or assumptions were based, or other unanticipated events were to happen that might affect our operating results, under GAAP it could become necessary to reduce the carrying values of the affected assets on our balance sheet.

Our critical accounting policies relate to the determination of our allowance for loan losses, the fair value of securities available for sale and the valuation of deferred tax assets.

Allowance for Loan Losses. The accounting policies and practices we follow in determining the sufficiency of the allowance we establish for possible loan losses require us to make judgments and assumptions about economic and market conditions and trends that can affect the ability of our borrowers to meet their loan payment obligations to us. Accordingly, we use historical loss factors, adjusted for current economic market conditions and other economic indicators, to estimate the potential losses inherent in our loan portfolio and assess the sufficiency of our allowance for loan losses. If unanticipated changes were to occur in those conditions or trends, actual loan losses could be greater than those predicted by those loss factors and our prior assessments of economic conditions and trends. In such an event, it could be necessary for us to increase the allowance for loan losses by means of a charge to income referred to in our financial statements as the “provision for loan losses.” Such an increase would reduce the carrying value of the loans on our balance sheet, and the additional provision for loan losses taken to increase that allowance would reduce our income in the period when it is determined that an increase in the allowance for loan losses is necessary. See the discussion in the subsections entitled “Results of Operations—Provision for Loan Losses” and “Financial Condition—Allowance for Loan Losses and Nonperforming Loans” below.

Fair Value of Securities Available for Sale. We determine the fair value of securities that are available for sale (as opposed to those which we intend to hold to maturity) by obtaining price quotations from third party vendors and securities brokers. When such quotations are not available, a reasonable fair value is determined by using a variety of industry standard pricing methodologies including, but not limited to, discounted cash flow analysis, matrix pricing, option adjusted spread models, as well as fundamental analysis. These pricing methodologies require us to make various assumptions relating to such matters as future prepayment speeds, yield, duration, monetary policy and demand and supply for the individual securities. Consequently, if changes were to occur in the market or other conditions on which those assumptions were based, it could become necessary for us to make adjustments to the fair values of those securities, which would have the effect of changing our accumulated other comprehensive gain/(loss) in our consolidated statements of financial condition.

Utilization of Deferred Income Tax Benefits. The provision that we make for income taxes is based on, among other things, our ability to use certain income tax benefits available under state and federal income tax laws to reduce our income tax liability. As of June 30, 2007, the total of the unused income tax benefits (included in “Other Assets” in our consolidated balance sheet), available to reduce our income taxes in future periods was $4.9 million. Unless used, such tax benefits expire over time. Therefore, the realization of those benefits is dependent on our generating taxable income in the future in amounts sufficient to enable us to use those tax benefits prior to their expiration. We have made a judgment, based on historical experience and current and anticipated market and economic conditions and trends, that it is more likely than not that we will generate taxable income in future years sufficient to fully utilize those benefits before they expire. In the event that our income were to decline in future periods making it less likely that those benefits could be fully utilized, it could become necessary for us to establish a valuation reserve to cover the potential loss of those tax benefits by increasing the provision we make for income taxes, which would have the effect of reducing our net income in the period when that valuation reserve is established.

Discontinued Operations

As previously reported, in the second quarter of 2006 we sold our retail securities brokerage subsidiary, PMB Securities Corp. In accordance with Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), the operating results of that business were classified as discontinued operations in 2006 and prior period financial statements have been restated on that same basis. Since we were able to sell that business in the second quarter of 2006, those discontinued operations had no financial impact on our operating results in the three or six months ended June 30, 2007 and will not have any financial impact on our operating results for any subsequent periods.

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

The following table sets forth our interest income, interest expense and net interest income (in thousands of dollars) and our net interest margin in the three and six months ended June 30, 2007 and 2006, respectively:

	Three Months Ended June 30,			Six Months Ended June 30,
	2007 Amount	2006 Amount	Percent Change	2007 Amount	2006 Amount	Percent Change
	(Unaudited)			(Unaudited)
	(Dollars in thousands)
Interest income	$17,892	$15,683	14.1%	$35,052	$30,278	15.8%
Interest expense	10,046	7,419	35.4%	19,435	13,855	40.3%

Net interest income	$7,846	$8,264	(5.1)%	$15,617	$16,423	(4.9)%
Net interest margin	2.92%	3.38%		2.99%	3.42%

As the table above indicates, our net interest income decreased by $418,000, or 5%, in the second quarter of 2007, and by $806,000, or 5%, in the six months ended June 30, 2007, as compared to the same respective periods of 2006. Those decreases were primarily attributable to increases in interest expense of $2.6 million, or 35%, and $5.5 million, or 40%, respectively, in the three and six month periods of 2007, as compared to the same respective corresponding periods of 2006. Those increases in interest expense more than offset increases in interest income of $2.2 million, or 14%, and $4.8 million, or 16%, respectively, in the three and six month periods ended June 30, 2007 over the respective corresponding periods of 2006.

Our net interest margin decreased to 2.92% in the second quarter of 2007 from 3.38% in the same quarter of 2006, and to 2.99% in the six months ended June 30, 2007, from 3.42% in the same six months of 2006. In the three months ended June 30, 2007 the yield on interest-earning assets improved to 6.66% from 6.41% in the same period of 2006; however, the effect of that improvement on our net interest margin was more than offset by an increase in the average rate of interest paid on our interest-bearing liabilities to 4.82% from 3.95%, in the same three months of 2006. Similarly, although in the six months ended June 2007 the yield on interest-earning assets improved to 6.71%, from 6.31% in the same period of 2006, the average rate of interest paid on our interest-bearing liabilities increased to 4.82%, from 3.85% in the same six months of 2006.

The following table sets forth the changes in interest income, including loan fees, and interest paid in the three and six month periods ended June 30, 2007, as compared to the same periods in 2006 and the extent to which those changes were attributable to changes in the volume of and rates of interest earned on interest-earning assets and the volume of and interest paid on interest-bearing liabilities.

	Three Months Ended June 30, 2007 vs 2006 Increase (decrease) due to:			Six Months Ended June 30, 2007 vs 2006 Increase (decrease) due to:
	Volume(1)	Rate(1)	Total	Volume(1)	Rate(1)	Total
	(Unaudited) (Dollars in thousands)			(Unaudited) (Dollars in thousands)
Interest income:
Short-term investments(2)	$918	$17	$935	$1,354	$44	$1,398
Securities available for sale and stock	(511)	415	94	(454)	233	(221)
Loans	1,059	311	1,370	1,899	1,698	3,597

Total earning assets	1,466	743	2,209	2,799	1,975	4,774
Interest expense:
Interest-bearing checking accounts	(26)	27	1	(16)	16	—
Money market and savings accounts	(394)	708	314	29	655	684
Certificates of deposit	1,575	618	2,193	3,382	1,258	4,640
Borrowings	(1,587)	1,692	105	(1,057)	1,224	167
Junior subordinated debentures	—	14	14	—	89	89

Total interest-bearing liabilities	(432)	3,059	2,627	2,338	3,242	5,580

Net interest income	$1,898	$(2,316)	$(418)	$461	$(1,267)	$(806)

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

The above table indicates that the decrease of $418,000 in our net interest income in the three month period ended June 30, 2007, as compared to the like period in 2006, was primarily the result of a $3.1 million increase in interest expense that was attributable to interest rate increases, which more than offset increases in interest earned on interest earning assets as a result of increases in both the volume and in the interest rates on those assets, and a decrease of $432,000 of interest expense primarily attributable to a decline in the amount of outstanding borrowings and in the volume of money market and saving deposits. The increase in the rate variance reflects an increase in interest rates paid on average interest-bearing liabilities of 87 basis points, which more than offset an increase in interest rates earned on average interest earning assets of 14 basis points, in the three months ended June 30, 2007, as compared to the same period of 2006.

The decline of $806,000 in net interest income in the six months ended June 30, 2007, as compared to the same six months of 2006, was due to an increase in interest expense that was attributable to increases in both the interest rates paid on and in the volume of interest-bearing liabilities. Those increases more than offset increases in the interest earned on interest-earning assets as a result of increases in both interest rates and in the volume of those assets. The increase in the rate variance reflects an increase in interest rates paid on average interest-bearing liabilities of 97 basis points, as compared to an increase in interest rate on average interest-earning assets of 40 basis points, in the six months ended June 30, 2007, as compared to the same periods of 2006.

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

During the second quarter of 2007, we made provisions, totaling $325,000, for potential loan losses, as compared to $335,000 in the same quarter of 2006. At June 30, 2007, the Allowance for Loan Losses totaled $6.0 million, or 0.81% of loans then outstanding, as compared to $5.9 million, or 0.79% of loans outstanding, at December 31, 2006.

We employ economic models that are based on bank regulatory guidelines, industry standards and historical loss experience to evaluate and determine both the sufficiency of the allowance for loan losses and the amount of the provisions that are required to be made for potential loan losses. Those determinations involve judgments about trends in current economic conditions and other events that can affect the ability of borrowers to meet their loan obligations to us. The duration and effects of current economic trends are subject to a number of risks and uncertainties and changes that are outside of our ability to control. See the discussion below in this section under the caption “Risks That Could Affect Our Future Financial Performance—We could incur losses on the loans we make.” If changes in economic or market conditions or unexpected subsequent events were to occur, it could become necessary to incur additional charges to increase the allowance for loan losses, which would have the effect of reducing our income or causing us to incur losses.

In addition, the Federal Reserve Board and the California Department of Financial Institutions, as an integral part of their examination processes, periodically review the adequacy of our allowance for loan losses. These agencies may require us to make additional provisions, over and above the provisions that we have already made, the effect of which would be to reduce our income.

Noninterest Income

Noninterest income consists primarily of fees charged for services provided by the Bank on deposit accounts. The following table identifies the components of, and sets forth the percentage changes in, noninterest income in the three and six month periods ended June 30, 2007, as compared to the same respective periods of 2006.

	Three Months Ended June 30,			Six Months Ended June 30,
	Amount		Percentage Change	Amount		Percentage Change
	2007	2006	2007 vs. 2006	2007	2006	2007 vs. 2006
	Unaudited (Dollars in thousands)			Unaudited (Dollars in thousands)
Service fees on deposits	$198	$205	(3.4)%	$385	$368	4.6%
Other	117	122	(4.1)%	283	237	19.4%

Total	$315	$327	(3.7)%	$668	$605	10.4%

Noninterest Expense

The following table compares the amounts (in thousands of dollars) of the principal components of noninterest expense in the three and six months ended June 30, 2007 and in the same three and six month periods of 2006.

	Three Months Ended June 30,			Six Months Ended June 30,
	Amount		Percentage Change	Amount		Percentage Change
	2007	2006	2007 vs. 2006	2007	2006	2007 vs. 2006
	Unaudited (Dollars in thousands)			Unaudited (Dollars in thousands)
Salaries and employee benefits	$2,794	$2,821	(1.0)%	$5,775	$5,742	0.6%
Occupancy	700	628	11.4%	1,365	1,256	8.7%
Equipment and depreciation	323	350	(7.7)%	641	683	(6.2)%
Data processing	158	177	(10.7)%	324	338	(4.1)%
Professional fees	225	328	(31.4)%	400	639	(37.4)%
Customer expense	186	259	(28.1)%	345	415	(16.9)%
FDIC Insurance	199	—	NM	199	—	NM
Other operating expense(1)	808	698	15.8%	1,444	1,284	12.5%

Total	$5,393	$5,261	2.5%	$10,493	$10,357	1.3%

(1)	Other operating expense primarily consists of telephone, stationery and office supplies, regulatory, and investor relations expenses, and insurance premiums, postage, and correspondent bank fees.

The increases in non-interest expense in the three and six months ended June 30, 2007 were primarily attributable to increases in Federal Deposit Insurance assessments on federally insured banking institutions that resulted from a change, mandated by the Federal Deposit Insurance Reform Act of 2005, in assessment formulas. Those increases more than offset decreases in other operating expenses over which we have greater control, including a decreases in employee compensation expense and equipment costs in the three months ended June 30, 2007.

As a result of the combined effect of the increases in non-interest expense and the declines in net interest income in the three and six months ended June 30, 2007, our efficiency ratios (operating expenses as a percentage of total revenues from continuing operations) during those periods were approximately 66% and 64%, respectively, as compared to approximately 61% in both the quarter and six months ended June 30, 2006.

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

The table below sets forth information concerning our rate sensitive assets and liabilities at June 30, 2007. The assets and liabilities are classified by the earlier of maturity or repricing dates in accordance with their contractual terms. As described above, certain shortcomings are inherent in the method of analysis presented in this table.

	Three Months or Less	Over Three Through Twelve Months	Over One Year Through Five Years	Over Five Years	Non- Interest- Bearing	Total
	Unaudited (Dollars in thousands)
Assets
Interest-bearing deposits in other financial institutions	$198	$—	$—	$—	$—	$198
Investment in unconsolidated trust subsidiaries	—	—	—	837	—	837
Securities available for sale	14,485	33,478	115,185	62,737	—	225,885
Federal Reserve Bank and Federal Home Loan Bank stock	13,215	—	—	—	—	13,215
Federal funds sold	101,000	—	—	—	—	101,000
Loans, gross	324,529	89,979	261,181	70,881	—	746,570
Non-interest earning assets, net	—	—	—	—	31,968	31,968

Total assets	$453,427	$123,457	$376,366	$134,455	$31,968	$1,119,673

Liabilities and Shareholders Equity
Noninterest-bearing deposits	$—	$—	$—	$—	$183,742	$183,742
Interest-bearing deposits	314,412 (1)	193,575 (2)	75,957	—	—	583,944
Borrowings	31,683	43,000	151,000	—	—	225,683
Junior subordinated debentures	27,837	—	—	—	—	27,837
Other liabilities	—	—	—	—	7,618	7,618
Shareholders’ equity	—	—	—	—	90,849	90,849

Total liabilities and shareholders equity	$373,932	$236,575	$226,957	$—	$282,209	$1,119,673

Interest rate sensitivity gap	$79,495	$(113,118)	$149,409	$134,455	$(250,241)

Cumulative interest rate sensitivity gap	$79,495	$(33,623)	$115,786	$250,241	—

Cumulative % of rate sensitive assets in maturity period	40%	52%	85%	97%	100%

Rate sensitive assets to rate sensitive liabilities and shareholders’ equity	121%	52%	166%	N/A	N/A

Cumulative ratio	121%	94%	114%	130%	N/A

[1]	Net of Bancorp’s savings accounts of $26.6 million
[2]	Net of Bancorp’s certificate of deposits of $5.3 million

At June 30, 2007, our rate sensitive balance sheet was shown to be in a negative twelve-month gap position. This would imply that our net interest margin would decrease in the short–term if interest rates rise and would increase in the short-term if interest rates were to fall. However, as noted above, the extent to which our net interest margin will be impacted by changes in prevailing interests rates will depend on a number of factors, including how quickly rate sensitive assets and liabilities react to interest rate changes, the mix of our interest earning assets (loans versus other lower yielding interest earning assets, such as securities) and the mix of our interest bearing deposits (between for example, lower interest core deposits and higher cost time certificates of deposit) and our other interest bearing liabilities.

Financial Condition

Assets

Our total consolidated assets increased by $77 million, or 7%, to $1.120 billion at June 30, 2007 from $1.043 billion at December 31, 2006, as we used increases in deposits during the six months ended June 30, 2007 to increase federal funds sold.

The following table sets forth the composition of our interest earning assets (in thousands of dollars) at:

	June 30, 2007	December 31, 2006
	Unaudited
Federal funds sold	$101,000	$13,000
Interest-bearing deposits with financial institutions	198	198
Federal Reserve Bank and Federal Home Loan Bank Stock, at cost	13,215	13,792
Securities available for sale, at fair value	225,885	241,912
Loans (net of allowances of $6,029 and $5,929, respectively)	740,541	740,957

Loans

The following table sets forth, in thousands of dollars, the composition, by loan category, of our loan portfolio, at June 30, 2007 and December 31, 2006:

	June 30, 2007		December 31, 2006
	Amount	Percent	Amount	Percent
	Unaudited
Commercial loans	$246,533	33.0%	$230,960	30.9%
Commercial real estate loans - owner occupied	159,331	21.3%	128,632	17.2%
Commercial real estate loans - all other	100,151	13.4%	125,851	16.8%
Residential mortgage loans - single family	70,280	9.4%	76,117	10.2%
Residential mortgage loans - multi-family	93,536	12.5%	98,678	13.2%
Construction loans	52,119	7.0%	65,120	8.7%
Land development loans	18,029	2.4%	16,733	2.2%
Consumer loans	6,753	0.9%	5,401	0.7%

Gross loans	746,732	100.0%	747,492	100.0%

Deferred fee (income) costs, net	(162)		(606)
Allowance for loan losses	(6,029)		(5,929)

Loans, net	$740,541		$740,957

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

The following table sets forth, in thousands of dollars, the maturity distribution of our loan portfolio (excluding consumer and residential mortgage loans) at June 30, 2007:

	June 30, 2007
	One Year or Less	Over One Year Through Five Years	Over Five Years	Total
		Unaudited
Real estate and construction loans(1)
Floating rate	$86,644	$12,636	$152,761	$252,041
Fixed rate	13,124	28,728	35,737	77,589
Commercial loans
Floating rate	166,239	32,521	4,426	203,186
Fixed rate	13,470	25,542	4,335	43,347

Total	$279,477	$99,427	$197,259	$576,163

(1)	Does not include mortgage loans on single and multi-family residences and consumer loans, which totaled $163.8 million and $6.7 million, respectively, at June 30, 2007.

Allowance for Loan Losses and Nonperforming Loans

Allowance for Loan Losses. The allowance for loan losses (the “Allowance”) at June 30, 2007 was $6.0 million, which represented approximately 0.81% of the loans outstanding at June 30, 2007, as compared to $5.9 million, or 0.79%, of the loans outstanding at December 31, 2006.

We carefully monitor changing economic conditions, the loan portfolio by category, the financial condition of borrowers, the history of the loan portfolio, and we follow bank regulatory guidelines in determining the adequacy of the allowance. We believe that the allowance at June 30, 2007 was adequate to provide for losses inherent in the loan portfolio. However, as the volume of loans increases, additional provisions for loan losses will be required to maintain the allowance at adequate levels. Additionally, the allowance was established on the basis of assumptions and judgments regarding such matters as economic conditions and trends and the condition of borrowers, historical industry loan loss data and regulatory guidelines and, if there were changes in those conditions or trends, actual loan losses in the future could vary from the losses that were predicted on the basis of those earlier assumptions, judgments and guidelines. For example, if economic conditions were to deteriorate, or interest rates were to increase significantly, which would have the effect of increasing the risk that borrowers would encounter difficulties meeting their loan payment obligations, it could become necessary to increase the allowance by means of additional provisions for loan losses. See “—Results of Operations—Provision for Loan Losses” above.

Set forth below is a summary, in thousands of dollars, of the transactions in the allowance for loan losses for the six months ended June 30, 2007 and the year ended December 31, 2006:

	Six Months Ended June 30, 2007	Year Ended December 31, 2006
	Unaudited
Balance, beginning of period	$5,929	$5,126
Provision for loan losses	625	1,105
Net, Amounts charged off	(525)	(302)

Balance, end of period	$6,029	$5,929

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

At June 30, 2007 and December 31, 2006, we had $4.6 million and $1.8 million, respectively, of loans that were delinquent and which were classified as nonaccrual and impaired loans. The increase in non-performing loans at June 30, 2007, as compared to December 31, 2006, was attributable to a net increase of $1.7 million of commercial loans and $1.1 million of mortgage loans that had become delinquent and were placed on nonaccrual status during the first six months of 2007. However, we believe that all of these loans are well-collateralized or have adequate reserves.

We had no loans with delinquent balances of 90 days or more that were still accruing interest as of June 30, 2007 and December 31, 2006. There were no restructured loans at June 30, 2007 or December 31, 2006. At June 30, 2007, our average investment in impaired loans, on a year-to-date basis, was $2.5 million. The interest that we would have earned during the six months ended June 30, 2007, had the impaired loans remained current in accordance with their original terms was $240,000.

Deposits

Average Balances of and Average Interest Rates Paid on Deposits. Set forth below, in thousands of dollars, are the average amounts (in thousands of dollars) of, and the average rates paid on, deposits for the six months ended June 30, 2007:

	Six Months Ended June 30, 2007
	Unaudited
	Average Balance	Average Rate
Noninterest-bearing demand deposits	$166,222	—
Interest-bearing checking accounts	22,133	0.74%
Money market and savings deposits	144,078	3.50%
Time deposits	392,668	5.16%

Average total deposits	$725,101	3.51%

Deposit Totals. Deposits totaled $768 million at June 30, 2007 as compared to $718 million at December 31, 2006. At June 30, 2007, noninterest-bearing deposits totaled $184 million and represented 24% of total deposits, as compared to $189 million and 26% of total deposits at December 31, 2006. At June 30, 2007, certificates of deposit in denominations of $100,000 or more totaled $237 million and represented 31% of total deposits, as compared to $219 million and 31% of total deposits at December 31, 2006. Set forth below, in thousands of dollars, is a maturity schedule of domestic time certificates of deposit outstanding at June 30, 2007:

	At June 30, 2007
	Certificates of Deposit Under $100,000	Certificates of Deposit of $100,000 or More
	Unaudited
Maturities
Three months or less	$47,526	$90,619
Over three and through twelve months	81,710	111,864
Over twelve months	41,159	34,798

Total certificates of deposit	$170,395	$237,281

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

Our liquid assets, which included cash and due from banks, federal funds sold, interest earning deposits with financial institutions and unpledged securities available for sale (excluding Federal Reserve Bank and Federal Home Loan Bank stock) totaled $206 million or 18% of total assets at June 30, 2007.

Cash flow Provided by Financing Activities. Cash flow of $74 million was provided by financing activities during the six months ended June 30, 2007, the source of which consisted primarily of net increases of $50 million in deposits and $24 million in net borrowings.

Cash flow From Operating Activities. Cash flow of $4 million was provided by our continuing operations during the six months ended June 30, 2007.

Cash flow Provided by Investing Activities. In the six months ended June 30, 2007, cash flow of $15 million was provided by investing activities, primarily by $20 million of proceeds from principal payments received on investment securities available for sale, partially offset by $4.5 million expended to purchase other securities available for sale.

The relationship between gross loans and total deposits provides a useful measure of our liquidity. Since repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loan-to-deposit ratio the less liquid are our assets. On the other hand, since we realize greater yields and higher interest income on loans than we do on investments, a lower loan-to-deposit ratio can adversely affect interest income and earnings. As a result, our goal is to achieve a loan-to-deposit ratio that appropriately balances the requirements of liquidity and the need to generate a fair return on assets. At June 30, 2007, the ratio of loans-to-deposits was 96%, compared to 103% at December 31, 2006. Even though our loans-to-deposits ratio was 96%, we believe that we have adequate liquidity supported by Federal Home Loan Bank advances and securities sold under repurchase agreements.

Off Balance Sheet Arrangements

Loan Commitments and Standby Letters of Credit. In order to meet the financing needs of our customers in the normal course of business, we make commitments to extend credit and issue standby commercial letters of credit to or for our customers. At June 30, 2007 and December 31, 2006, we were committed to fund certain loans amounting to approximately $206 million and $224 million, respectively.

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

Contractual Obligations

Borrowings. As of June 30, 2007, we had $151 million of outstanding long-term borrowings and $68 million of outstanding short-term borrowings that we had obtained from the Federal Home Loan Bank. The table below sets forth the amounts (in thousands of dollars) of, the interest rates we pay on, and the maturity dates of these Federal Home Loan Bank borrowings. These borrowings, along with the securities sold under agreements to repurchase, have a weighted-average annualized interest rate of 5.00%.

Principal Amounts	Interest Rate	Maturity Dates	Principal Amounts	Interest Rate	Maturity Dates
(Dollars in thousands)			(Dollars in thousands)
$ 5,000	5.49%	July 16, 2007	$5,000	4.94%	November 28, 2008
5,000	5.29%	July 17, 2007	5,000	4.91%	December 2, 2008
10,000	5.28%	July 19, 2007	10,000	5.09%	January 20, 2009
3,000	3.14%	September 18, 2007	5,000	3.45%	February 11, 2009
2,000	3.06%	September 24, 2007	5,000	5.25%	May 1, 2009
1,000	2.91%	October 1, 2007	7,000	5.25%	May 1, 2009
7,000	5.6%	October 9, 2007	7,000	4.93%	November 24, 2009
5,000	5.38%	January 22, 2008	5,000	4.86%	November 27, 2009
5,000	5.24%	May 2, 2008	7,000	4.81%	December 14, 2009
10,000	5.29%	May 5, 2008	5,000	4.87%	December 21, 2009
7,000	5.25%	May 19, 2008	12,000	4.96%	January 4, 2010
8,000	5.28%	June 5, 2008	5,000	4.85%	January 8, 2010
8,000	5.55%	July 10, 2008	12,000	5.04%	January 19, 2010
5,000	5.36%	July 25, 2008	7,000	5.1%	January 25, 2010
5,000	5.22%	August 8, 2008	7,000	4.83%	March 1, 2010
10,000	5.22%	October 16, 2008	7,000	4.88%	March 1, 2010
2,000	5.26%	November 5, 2008	10,000	4.84%	March 2, 2010

At June 30, 2007, U.S. Agency and Mortgage Backed securities, U.S. Government agency securities and collateralized mortgage obligations with an aggregate fair market value of $139 million and $155 million of residential mortgage and other real estate secured loans were pledged to secure these Federal Home Loan Bank borrowings, repurchase agreements, local agency deposits, and Treasury, Tax and Loan accounts.

The highest amount of borrowings outstanding at any month end during the six months ended June 30, 2007 consisted of $231 million of borrowings from the Federal Home Loan Bank and $10 million of overnight borrowings in the form of securities sold under repurchase agreements. During 2006, the highest amount of borrowings outstanding at any month end consisted of $274 million of advances from the Federal Home Loan Bank and $33 million of overnight borrowings in the form of securities sold under repurchase agreements.

Junior Subordinated Debentures. Pursuant to rulings of the Federal Reserve Board, bank holding companies have been permitted to issue long term subordinated debt instruments that will, subject to certain conditions, qualify as and, therefore, augment capital for regulatory purposes. Pursuant to those rulings, in 2002, we formed subsidiary grantor trusts to sell and issue to institutional investors a total of approximately $17.5 million principal amount of floating junior trust preferred securities (“trust preferred securities”). We received the net proceeds from the sale of the trust preferred securities in exchange for our issuance to the grantor trusts, of a total $17.5 million principal amount of our junior subordinated floating rate debentures (the “Debentures”), the payment terms of which mirror those of the trust preferred securities. The Debentures also were pledged by the grantor trusts as security for their payment obligations under the trust preferred securities.

In October 2004, we established another grantor trust that sold an additional $10.3 million of trust preferred securities to an institutional investor and, in connection therewith, we sold and issued an additional $10.3 million principal amount of junior subordinated floating rate debentures in exchange for the proceeds raised from the sale of those trust preferred securities. The payments that we make of interest and principal on the Debentures are used by the grantor trusts to make the payments that come due to the holders of the trust preferred securities pursuant to the terms of those securities.

Set forth below, in thousands of dollars, is certain information regarding the terms of the Debentures that were outstanding as of June 30, 2007:

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

Under the Federal Reserve Board rulings, the borrowings evidenced by the Debentures, which are subordinated to all of our other borrowings that are outstanding or which we may obtain in the future, are eligible (subject to certain dollar limitations) to qualify, and at June 30, 2007, a total amount of $27.8 million principal amount of those Debentures qualified, as Tier I capital for regulatory purposes.

These Debentures are redeemable, at our option, without premium or penalty, beginning five years after their respective original issue dates.

At June 30, 2007, we had cash in excess of our operating requirements, totaling approximately $32 million, which was being held in deposit accounts at the Bank. After considering the alternative uses available for that cash, the Board of Directors determined that a portion of the cash should be used to redeem (i) the $5.155 million principal amount of Debentures issued in June 2002 and (ii) the $5.155 million principal amount of the Debentures issued in August 2002. Accordingly, on July 2, 2007 we redeemed $5.155 million of the Debentures and on July 11, 2007, we notified the Trustee for the $5.155 million principal amount of Debentures issued in August 2002 that we will be redeeming those Debentures, as well, on or about August 30, 2007.

Consequently, as of August 30, 2007, the remaining aggregate principal amount of Debentures that will be outstanding will be $17.527 million.

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

The following is a summary of the major components of securities available for sale and a comparison of the amortized cost, estimated fair values and gross unrealized gains and losses, in thousands of dollars, as of June 30, 2007 and December 31, 2006:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
		Unaudited
June 30, 2007
Securities Available For Sale:
US Agencies/Mortgage-backed securities	$189,605	$40	$5,087	$184,558
Collateralized mortgage obligations	20,301	—	565	19,736

Total government and agencies securities	209,906	40	5,652	204,294
Municipal securities	20,112	34	255	19,891
Mutual fund	1,700	—	—	1, 700

Total Securities Available For Sale	$231,718	$74	$5,907	$225,885

December 31, 2006
Securities Available For Sale:
U.S. agencies and mortgage-backed securities	$211,790	$91	$4,608	$207,273
Collateralized mortgage obligations	21,751	—	437	21,314

Total government and agencies securities	233,541	91	5,045	228,587
Municipal securities	11,651	201	—	11,852
Mutual fund	1,473	—	—	1,473

Total Securities Available For Sale	$246,665	$292	$5,045	$241,912

At June 30, 2007, U.S. Agencies and Mortgage Backed securities, U.S. Government Agency securities and collateralized mortgage obligations with an aggregate fair market value of $139 million were pledged to secure Federal Home Loan Bank borrowings, repurchase agreements, local agency deposits and Treasury, Tax and Loan accounts.

The amortized cost and estimated fair value, at June 30, 2007, of securities available for sale are shown, in thousands of dollars in the following table, by contractual maturities and historical prepayments based on the prior three months of principal payments. Expected maturities will differ from contractual maturities and historical prepayments, particularly with respect to collateralized mortgage obligations, because borrowers may react to interest rate market conditions differently than the historical prepayment rates.

	Maturing in
(Dollars in thousands)	One year or less	Over one year through five years	Over five years through ten years	Over ten years	Total
	Unaudited
Securities available for sale, amortized cost	$38,387	$105,523	$47,727	$40,374	$231,718
Securities available for sale, estimated fair value	37,392	102,234	46,434	39,825	225,885
Weighted average yield	4.23%	4.39%	4.63%	4.63%	4.46%

The table below shows as of June 30, 2007, the gross unrealized losses and fair values (in thousands of dollars) of our investments, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	Securities With Unrealized Loss as of June 30, 2007
	Less than 12 months		12 months or more		Total
(Dollars In thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	Unaudited
US agencies and mortgage backed securities	$38,237	$345	$139,039	$4,742	$177,276	$5,087
Collateralized mortgage obligations	5,993	101	13,743	464	19,736	565
Municipal securities	14,114	255	—	—	14,114	255

Total temporarily impaired securities	$58,344	$701	$152,782	$5,206	$211,126	$5,907

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

Capital Resources

Capital Regulatory Requirements Applicable to Banking Institutions. Under federal banking regulations that apply to all United States based bank holding companies and federally insured banks, the Company (on a consolidated basis) and the Bank (on a stand-alone basis) must meet specific capital adequacy requirements that, for the most part, involve quantitative measures primarily in terms of the ratios of their capital to their assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Under those regulations, based primarily on those quantitative measures each bank holding company and each federally insured bank is determined by its primary federal bank regulatory agency to come within one of the following categories.

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

The following table sets forth the capital and capital ratios of the Company (on a consolidated basis) and the Bank (on a stand alone basis) at June 30, 2007, as compared to the respective minimum regulatory requirements applicable to them.

			Applicable Federal Regulatory Requirement
	Actual		Capital Adequacy Purposes		To be Categorized Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in thousands)
Total Capital to Risk Weighted Assets:
Company	$127,885	15.60%	$65,601	At least 8.0%	$82,002	At least 10.0%
Bank	40,968	11.17%	65,170	At least 8.0%	81,462	At least 10.0%
Tier 1 Capital to Risk Weighted Assets:
Company	$121,516	14.82%	$32,801	At least 4.0%	$49,201	At least 6.0%
Bank	84,637	10.39%	32,585	At least 4.0%	48,877	At least 6.0%
Tier 1 Capital to Average Assets:
Company	$121,516	10.98%	$44,253	At least 4.0%	$55,316	At least 5.0%
Bank	84,637	7.67%	44,162	At least 4.0%	55,202	At least 5.0%

As of June 30, 2007, based on applicable capital regulations, the Company (on a consolidated basis) and the Bank (on a stand-alone basis) qualified as well capitalized institutions under the capital adequacy guidelines described above.

The consolidated total capital and Tier 1 capital of the Company, at June 30, 2007, include an aggregate of $27.8 million principal amount of Junior Subordinated Debentures that we issued in 2002 and 2004 in connection with the sale of trust preferred securities. We contributed $26 million of the net proceeds from the sale of the trust preferred securities to the Bank, thereby increasing its total capital and Tier 1 capital. As described above, in July 2007 we redeemed $5.155 million principal amount of the Junior Subordinated Debentures and we will be redeeming another $5.155 million principal amount of the Junior Subordinated Debentures in August 2007.

The following table sets forth, on a pro forma basis, the amounts of capital and the capital ratios of the Company (on a consolidated basis) and the Bank (on a stand alone basis), as of June 30, 2007, adjusted to give effect to these redemptions as if they had occurred on June 30, 2007, and compares those amounts and capital ratios to the respective minimum regulatory requirements applicable to the Company and the Bank.

			Applicable Federal Regulatory Requirement
	Pro Forma as Adjusted		Capital Adequacy Purposes		To be Categorized Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in thousands)
Total Capital to Risk Weighted Assets:
Company	$117,885	14.38%	$65,601	At least 8.0%	$82,002	At least 10.0%
Bank	40,968	11.17%	65,170	At least 8.0%	81,462	At least 10.0%
Tier 1 Capital to Risk Weighted Assets:
Company	$111,516	13.60%	$32,801	At least 4.0%	$49,201	At least 6.0%
Bank	84,637	10.39%	32,585	At least 4.0%	48,877	At least 6.0%
Tier 1 Capital to Average Assets:
Company	$111,516	10.08%	$44,253	At least 4.0%	$55,316	At least 5.0%
Bank	84,637	7.67%	44,162	At least 4.0%	55,202	At least 5.0%

Dividend Policy and Share Repurchase Program. The current dividend policy is to retain earnings to support the future growth of the Company. However, the Board of Directors periodically reviews this policy and the Company’s cash flow requirements in order to determine whether to modify this policy to provide for the payment of cash dividends.

In June 2005, our Board of Directors concluded that, at prevailing market prices, the Company’s shares represented an attractive investment opportunity and, therefore, that repurchases of Company shares would be a good use of Company funds. As a result, the Board of Directors approved a share repurchase program, which authorizes the Company to purchase up to two percent (2%) of the Company’s outstanding common shares, which are approximates 200,000 shares in total. Purchases may be made in the open market or in private transactions, in accordance with applicable Securities and Exchange Commission rules, when opportunities become available to purchase shares at prices believed to be attractive. The Company is under no obligation to repurchase shares under the share repurchase program and the timing, actual number and value of shares that are repurchased by the Company under this program will depend on a number of factors, including the Company’s future financial performance and available cash resources, competing uses for its corporate funds, prevailing market prices of its common stock and the number of shares that become available for sale at prices that the Company believes are attractive, as well as any regulatory requirements applicable to the Company.

During June 2007, the Company made open market purchases of an aggregate of 50,000 shares of its common stock pursuant to this program for an aggregate purchase price of $687,500, which results in an average per share price of $13.75.

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

Our ability to achieve and sustain our profitability is substantially dependent on our net interest income. Like most banking organizations and other depository institutions, our interest income is affected by a number of factors outside of our control, including changes in market rates of interest, which in turn are affected by changes in national economic conditions and events that can adversely affect the credit markets, such as the recent increase in real estate mortgage loan foreclosures, and national monetary policies adopted by the Federal Reserve Board. For example, adverse changes in economic conditions, and increasing rates of interest as a result of the Federal Reserve Board’s monetary policies, could cause prospective borrowers to fail to qualify for our loan products and reduce loan demand, thereby reducing our interest income and net interest margins. Increases in interest rates as a result of the Federal Reserve Board’s monetary policies also could lead depositors to transfer funds from noninterest bearing demand deposits to higher cost certificates of deposit or to mutual funds, which would cause an increase in our interest expense. In addition, such conditions could adversely affect the financial capability of borrowers to meet their loan obligations, which could result in loan losses and require increases in provisions made for possible loan losses.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures in effect as of June 30, 2007. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2007, our disclosure controls and procedures were effective to provide reasonable assurance that material information, relating to the Company and its consolidated subsidiaries, required to be included in our Exchange Act reports, including this Quarterly Report on Form 10-Q, is made known to management, including the Chief Executive Officer and Chief Financial Officer, on a timely basis.

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2007 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors previously disclosed in Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, except as follows:

There has been a recent increase in mortgage loan foreclosures throughout the United States, due primarily to increasing market rates of interest and declining property values. Although the vast majority of these foreclosures appear to involve borrowers who had financed home purchases or refinanced existing home mortgage loans with so-called subprime mortgage loans, mortgage loan foreclosures can result in increases in loan losses and require mortgage lenders to take ownership of the foreclosed real properties in order to mitigate potential loan losses, which can result in increased non-interest expenses. Moreover, some economists have expressed concerns that the recent increase in mortgage loan foreclosures could lead to increases in interest rates that could adversely affect loan demand in general and even adversely affect national economic conditions. We began to reduce our exposure to these risks when we discontinued our residential mortgage lending business in 2005 and, more recently, have begun reducing the volume of real estate loans that we make. However, there is no assurance that these conditions will not have a broader impact on prevailing market rates of interest or economic conditions that could adversely affect our operating results in the future.

ITEM 2.	UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

Share Repurchases.

The following table sets forth information regarding our share repurchases in each of the months during the quarter ended June 30, 2007.

	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Programs
April 1 to April 30, 2007	—	$—	—	200,000
May 1 to May 31, 2007	—	$—	—	200,000
June 1 to June 30, 2007	50,000	$13.75	50,000	150,000

Total	50,000	$13.75	50,000

The above shares were purchased pursuant to a stock repurchase program that was publicly announced on June 3, 2005 and at that time authorized repurchases of up to 200,000 of the Company’s shares, in open market and private transactions, in accordance with applicable rules of the Securities and Exchange Commission. This program does not have an expiration date. However, the Company may elect (i) to suspend share repurchases at any time or from time to time, or (ii) to terminate the program prior to the repurchase of all of the shares authorized for repurchase under this program. Accordingly, there is no assurance that any additional shares will be repurchased under this program.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of the Company was held on May 17, 2007. At that Meeting, the shareholders elected the Directors of the Company for a term of one year, ending at the next Annual Meeting of Shareholders to be held in May 2008.

(1) Directors Elected at the Annual Meeting. Set forth below is the name of each Director that was nominated and elected at the Annual Meeting and the respective numbers of votes cast for their election and the respective number of votes withheld. As the election was uncontested, there were no broker non-votes.

	Votes Cast
Nominee/Director	For	Withheld
Raymond E. Dellerba	8,646,965	539,018
George H. Wells	9,082,435	103,548
Ronald W. Chrislip	9,074,285	111,698
Warren T. Finley	9,076,785	109,198
John Thomas, M.D.	9,082,435	103,548
Robert E. Williams	9,079,435	106,548

ITEM 6.	EXHIBITS

The following documents are filed Exhibits to the Quarterly Report on Form 10-Q:

Exhibit No.	Description of Exhibit
Exhibit 31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC MERCANTILE BANCORP

Date: August 8, 2007	By:	/s/ NANCY A. GRAY
Nancy A. Gray, Chief Financial Officer

S-1

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
Exhibit 31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

E-1