Form 10-Q
period 2007-09-30
PACIFIC MERCANTILE BANCORP
filed 2007-11-09
CIK 1109546

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

10,505,899 shares of Common Stock as of November 6, 2007

PACIFIC MERCANTILE BANCORP

QUARTERLY REPORT ON FORM 10Q

FOR

THE QUARTER ENDED SEPTEMBER 30, 2007

PART I. – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands)

(Unaudited)

	September 30, 2007	December 31, 2006
ASSETS
Cash and due from banks	$16,775	$13,304
Federal funds sold	89,785	13,000

Cash and cash equivalents	106,560	26,304
Interest-bearing deposits with financial institutions	198	198
Federal Reserve Bank and Federal Home Loan Bank Stock, at cost	13,362	13,792
Securities available for sale, at fair value	249,781	241,912
Loans (net of allowances of $5,556 and $5,929, respectively)	739,202	740,957
Investment in unconsolidated subsidiaries	682	837
Accrued interest receivable	4,862	4,877
Premises and equipment, net	1,669	2,152
Other assets	11,894	11,500

Total assets	$1,128,210	$1,042,529

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$205,274	$189,444
Interest-bearing	572,012	528,349

Total deposits	777,286	717,793
Borrowings	201,404	201,797
Accrued interest payable	3,012	2,930
Other liabilities	34,566	4,246
Junior subordinated debentures	17,527	27,837

Total liabilities	1,033,795	954,603

Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, no par value, 2,000,000 shares authorized, none issued	—	—
Common stock, no par value, 20,000,000 shares authorized, and 10,505,899 and 10,308,364 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	71,992	70,790
Retained earnings	24,644	20,076
Accumulated other comprehensive loss	(2,221)	(2,940)

Total shareholders’ equity	94,415	87,926

Total liabilities and shareholders’ equity	$1,128,210	$1,042,529

The accompanying notes are an integral part of these consolidated financial statements.

Part I. Item 1. (continued)

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except for per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Interest income:
Loans, including fees	$13,952	$13,287	$41,622	$37,361
Federal funds sold	1,385	532	3,138	888
Securities available for sale and stock	2,718	2,782	8,342	8,626
Interest-bearing deposits with financial institutions	2	3	7	7

Total interest income	18,057	16,604	53,109	46,882
Interest expense:
Deposits	6,908	5,073	19,544	12,386
Borrowings	3,056	3,536	9,855	10,078

Total interest expense	9,964	8,609	29,399	22,464

Net interest income	8,093	7,995	23,710	24,418
Provision for loan losses	300	270	925	830

Net interest income after provision for loan losses	7,793	7,725	22,785	23,588

Noninterest income	369	389	1,036	993
Noninterest expense	5,864	5,261	16,357	15,618

Income before income taxes	2,298	2,853	7,464	8,963
Income tax expense	867	1,151	2,896	3,626

Income from continuing operations	1,431	1,702	4,568	5,337
Loss from discontinued operations, net of taxes	—	—	—	(189)

Net income	$1,431	$1,702	$4,568	$5,148
Net income (loss) per share basic:
Income from continuing operations	$0.14	$0.17	$0.44	$0.52
Income (loss) from discontinued operations	$0.00	$0.00	$0.00	$(0.02)

Net income	$0.14	$0.17	$0.44	$0.50
Net income (loss) per share diluted:
Income from continuing operations	$0.13	$0.16	$0.42	$0.50
Income (loss) from discontinued operations	$0.00	$0.00	$0.00	$(0.02)

Net income	$0.13	$0.16	$0.42	$0.48
Weighted average number of shares:
Basic	10,466,389	10,293,566	10,396,778	10,249,112
Diluted	10,905,721	10,762,436	10,867,763	10,765,657

The accompanying notes are an integral part of these consolidated financial statements.

Part I. Item 1. (continued)

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income	$1,431	$1,702	$4,568	$5,148
Other comprehensive loss, net of tax:
Change in unrealized gain (loss) on securities available for sale, net of tax effect	1,436	2,547	800	464
Change in net unrealized gain (loss) and prior service benefit (cost) on supplemental executive retirement plan, net of tax effect	11	—	(81)	—

Total comprehensive income	$2,878	$4,249	$5,287	$5,612

The accompanying notes are an integral part of these consolidated financial statements.

Part I. Item 1. (continued)

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2007	2006
Cash Flows From Continuing Operating Activities:
Income from continuing operations	$4,568	$5,337
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	598	700
Provision for loan losses	925	830
Net amortization of premium (discount) on securities	352	540
Mark to market loss adjustment of equity securities	6	13
Net gain on sale of fixed assets	—	(3)
Stock-based compensation expense	429	461
Net decrease (increase) in accrued interest receivable	15	(427)
Net increase in other assets	(572)	(2,637)
Net (increase) decrease in deferred taxes	(324)	1,296
Net decrease in accrued interest payable	82	452
Net decrease in other liabilities	(42)	(87)

Net cash provided by operating activities	6,037	6,475
Cash Flows From Investing Activities:
Net decrease in interest-bearing deposits with financial institutions	—	101
Maturities of and principal payments received for securities available for sale and other stock	30,988	37,981
Purchase of securities available for sale and other stock	(7,356)	(3,720)
Proceeds from sale of subsidiary	—	134
Gain on sale of subsidiary	—	(2)
Net decrease (increase) in loans	830	(56,568)
Proceeds from dissolution of trust preferred securities	155	—
Purchases of premises and equipment	(115)	(503)

Net cash provided by (used) in investing activities	24,502	(22,577)
Cash Flows From Financing Activities:
Net increase in deposits	59,493	123,572
Proceeds from exercise of stock options	1,460	415
Tax benefits from exercise of stock options	—	580
Net decrease from share buyback	(688)	—
Redemption of junior subordinated debentures	(10,155)	—
Net decrease in borrowings	(393)	(68,568)

Net cash provided by financing activities	49,717	55,999

Cash Flows provided by continuing operations	$80,256	$39,897

The accompanying notes are an integral part of these consolidated financial statements.

Part I. Item 1. (continued)

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—continued

(Dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2007	2006
Discontinued Operations:
Cash Flows From Operating Activities
Loss from discontinued operations	—	(189)
Depreciation and Amortization	—	2
Net decrease in other assets	—	181
Net decrease in fixed assets	—	11
Net decrease in other liabilities	—	(49)

Net cash used by operating activities	—	(44)
Cash Flows From Investing Activities:
Net decrease in interest-bearing deposits with financial institutions	—	142

Net cash flow provided in investing activities	—	142

Cash Flows used by discontinued operations	—	98
Net increase in cash and cash equivalents	80,256	39,995
Cash and Cash Equivalents, beginning of period	26,304	34,822

Cash and Cash Equivalents, end of period	$106,560	$74,817

Supplementary Cash Flow Information:
Cash paid for interest on deposits and other borrowings	$29,316	$22,023

Cash paid for income taxes	$4,050	$4,200

Non-Cash Investing Activities:
Net increase (decrease) in net unrealized losses on securities held for sale, net of income tax	$(800)	$464

Net increase in net unrealized losses and prior year service cost on supplemental executive retirement, net of income tax	(81)	—

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

Substantially all of our operations are conducted and substantially all our assets are owned by the Bank, which accounts for substantially all of our consolidated revenues and expenses, and earnings. The Bank provides a full range of banking services to small and medium-size businesses, professionals and the general public in Orange, Los Angeles, San Bernardino and San Diego Counties of California and is subject to competition from other financial institutions and from financial services organizations conducting operations in those same markets.

During 2002, we organized three business trusts, under the names Pacific Mercantile Capital Trust I, PMB Capital Trust I, and PMB Statutory Trust III, respectively, to facilitate our issuance of $5.155 million, $5.155 million and $7.217 million, respectively, principal amount of junior subordinated debentures, all with maturity dates in 2032. In October 2004, we organized PMB Capital Trust III to facilitate our issuance of an additional $10 million principal amount of junior subordinated debentures, with a maturity date in 2034. In accordance with applicable accounting standards, the financial statements of these trusts are not included in the Company’s consolidated financial statements. See Note 2: “Significant Accounting Policies — Principles of Consolidation” below.

In July 2007, we redeemed the $5.155 million principal amount of junior subordinated debentures issued in conjunction with the organization of Pacific Mercantile Capital Trust I and in August 2007, we redeemed the $5.155 million principal amount of junior subordinated debentures issued in conjunction with the organization of PMB Capital Trust I. Those trusts were dissolved as a result of those redemptions.

2. Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10–Q and, therefore, do not include all footnotes that would be required for a full presentation of financial position, results of operations, changes in cash flows and comprehensive income (loss) in accordance with generally accepted accounting principles in the United States (“GAAP”). However, these interim financial statements reflect all adjustments (consisting of normal recurring adjustments and accruals) which, in the opinion of our management, are necessary for a fair presentation of our results for the interim period presented.

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

As described below under the subcaption “Discontinued Operations” in this Note 2, in the second quarter of fiscal 2006, we sold one of our subsidiaries, PMB Securities Corp., which was an SEC—registered securities broker/dealer engaged in the retail securities brokerage business. Therefore, the results of operations of that business are presented as discontinued operations, separate from the results of our continuing operations, in our financial statements for the nine months ended September 30, 2006. Because that business was sold in second quarter of 2006, those discontinued operations had no financial impact on our operating results in either of the three month periods ended September 30, 2007 and 2006 nor in the nine months ended September 20, 2007 and also will not have any financial impact on our operating results during the remainder of 2007.

Our consolidated financial position at September 30, 2007, and the consolidated results of operations for the three and nine month periods ended September 30, 2007, are not necessarily indicative of what our financial position will be as of the end of, or of the results of our operations that may be expected for any other interim period during or for, the full year ending December 31, 2007.

Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, and contingencies at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. For the periods in this Report, those estimates related primarily to the determination of the allowance for loan losses, the fair value of securities available for sale, and the valuation of deferred tax assets. If circumstances or financial trends on which those estimates were based were to change in the future or there were to occur any currently unanticipated events affecting the amounts of those estimates, our future financial position or results of operation could differ, possibly materially, from those expected at the current time.

Principles of Consolidation

The consolidated financial statements for the three month periods ended September 30, 2007 and 2006 and for the nine months ended September 20, 2007, include the accounts of PMBC and its wholly owned subsidiary, Pacific Mercantile Bank. The consolidated financial statements for nine months ended September 30, 2006 also include the accounts of PMB Securities Corp., as discontinued operations, to the date of its sale on June 1, 2006. All significant intercompany accounts and transactions have been eliminated in consolidation.

Nonperforming Loans and Other Assets

At September 30, 2007 and December 31, 2006, we had $6.2 million and $1.8 million, respectively, in nonaccrual and impaired loans. As of those same dates, we had no restructured loans and no loan that was past due as to principal for 90 days or more and that were still accruing interest.

Earnings Per Share (“EPS”)

Basic EPS excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted to common stock that would then share in our earnings. For the three and nine month periods ended September 30, 2007, stock options to purchase up to 200,343 and 209,843 shares, respectively, were not considered in computing diluted earnings per common share because they were antidilutive.

The following table shows how we computed basic and diluted EPS for the three and nine month periods ended September 30, 2007 and 2006.

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands, except earnings per share data)	2007	2006	2007	2006
Net income available for common shareholders (A)	$1,431	$1,702	$4,568	$5,148
Weighted average outstanding shares of common stock (B)	10,466	10,294	10,397	10,249
Dilutive effect of employee stock options and warrants	440	468	471	517

Common stock and common stock equivalents (C)	10,906	10,762	10,868	10,766
Earnings per share:
Basic (A/B)	$0.14	$0.17	$0.44	$0.50
Diluted (A/C)	$0.13	$0.16	$0.42	$0.48

Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain changes in assets and liabilities, such as unrealized gains and losses on securities available for sale and unrealized actuarial gains and losses on the supplemental executive compensation plan, are reported as a separate component of the equity section of the balance sheet net of income taxes, and such items, along with net income, are components of comprehensive income.

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

Commitments and Contingencies

To meet the financing needs of our customers in the normal course of business, we are a party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements. At September 30, 2007, loan commitments and letters of credits totaled $219 million and $11 million, respectively. The contractual amount of a credit-related financial instrument such as a commitment to extend credit, a credit-card arrangement or a letter of credit represents the amounts of potential accounting loss should the commitment be fully drawn upon, the customer default, and the value of any existing collateral securing the customer’s payment obligation become worthless.

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

In the ordinary course of business, we are subject to legal actions normally associated with financial institutions. At September 30, 2007, we were not a party to any pending legal action that is expected to be material to our consolidated financial condition or results of operations.

3. Stock-Based Employee Compensation Plans

Effective March 2, 1999, our Board of Directors adopted, and in January 2000 our shareholders approved, the 1999 Stock Option Plan (the “1999 Option Plan”). That Plan authorizes the granting of options to directors, officers and other key employees that entitle them to purchase shares of common stock of the Company at a price per share equal to or above the fair market value of the Company’s shares on the respective grant dates of the awards. Options may vest immediately or over various periods, generally ranging up to five years, as determined by the Compensation Committee of our Board of Directors at the time it approves the grant of options under the 1999 Option Plan. Options may be granted for terms of up to 10 years, but will terminate sooner upon or shortly after a termination of service occurring prior to the expiration of the term of the option. A total of 1,248,230 shares were authorized for issuance under the 1999 Option Plan (which number has been adjusted for stock splits effectuated subsequent to the Plan’s adoption).

Effective February 17, 2004, the Board of Directors adopted the Pacific Mercantile Bancorp 2004 Stock Incentive Plan (the “2004 Stock Incentive Plan”), which was approved by the Company’s shareholders in May 2004. That Plan authorizes the granting of options and rights to purchase restricted stock to directors, officers and other key employees, that entitle them to purchase shares of common stock of the Company at, in the case of stock options, a price per share equal to or above the fair market value of the Company’s shares on the date the option is granted or, in case of stock purchase rights, at prices and on such terms as are fixed by the Compensation Committee of the Board of Directors at the time the rights are granted. Options and restricted stock purchase rights may vest immediately or over various periods generally ranging up to five years, or based on the achievement of specified performance goals, as determined by the Compensation Committee at the time it grants the options or the stock purchase rights. Options may be granted under the 2004 Stock Incentive Plan for terms of up to 10 years after the grant date, but will terminate sooner upon or shortly after a termination of service occurring prior to the expiration of the term of the option. The Company will become entitled to repurchase any unvested shares subject to restricted purchase rights in the event of a termination of employment or service of the holder of the stock purchase right or in the event the holder fails to achieve any goals that are required to be met as a condition of vesting. A total of 400,000 shares were authorized for issuance under the 2004 Stock Incentive Plan.

In December 2004, Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share-Based Payment”, which requires companies or other organizations that grant stock options or other equity compensation awards to employees to recognize, in their financial statements, the fair value of those options and shares as compensation cost over their respective service (vesting) periods. In the case of the Company, SFAS No. 123(R) became effective January 1, 2006 and, as of that date, we adopted the fair value recognition provisions of SFAS No. 123(R), using the modified-prospective-transition method. Under this transition method, equity compensation expense includes: (a) compensation expense for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on their grant date fair values estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on their grant date fair values estimated in accordance with the provisions of SFAS No. 123(R). Since stock-based compensation that is recognized in the statement of income is to be determined based on the equity compensation awards that we expect will ultimately vest, that compensation expense has been reduced for estimated forfeitures of unvested options that typically occur due to terminations of employment of optionees. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods in the event actual forfeitures differ from those estimates. For purposes of determining stock-based compensation expense for the quarter ended September 30, 2007, we estimated no forfeitures of options held by the Company’s directors and all other forfeitures to be 21% of the unvested options issued.

The fair values of the options that were outstanding under the 1999 and 2004 Stock Plans were estimated as of their respective dates of grant using the Black-Scholes option-pricing model. The following table summarizes the weighted average assumptions used for grants in the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
Assumptions with respect to:	2007	2006	2007	2006
Expected volatility	28%	35%	29%	35%
Risk-free interest rate	5.01%	5.10%	4.81%	4.69%
Expected dividends	1.07%	1.07%	1.19%	1.07%
Expected term (years)	6.5	6.5	6.5	6.5
Weighted average fair value of options granted during period	$4.92	$6.96	$5.09	$7.13

The following tables summarize the share option activity under the Company’s 1999 Option Plan and the 2004 Stock Incentive Plan during the nine month period ended September 30, 2007 and 2006.

	Nine Months Ended September 30,
	2007		2006
	Number of Shares Subject to Options	Weighted- Average Exercise Price Per Share	Number of Shares Subject to Options	Weighted- Average Exercise Price Per Share
Outstanding—January 1,	1,366,924	$9.11	1,470,698	$8.51
Granted	41,800	14.64	46,500	18.12
Exercised	247,535	5.90	122,174	5.21
Forfeited/Canceled	28,500	17.11	41,400	15.58

Outstanding—September 30,	1,132,689	9.81	1,353,624	8.91

Options Exercisable—September 30,	876,832	$8.66	1,029,155	$7.59

The aggregate intrinsic values of options exercised at September 30, 2007 and 2006 were $2.1 million and $1.5 million, respectively. Total fair values of vested options at September 30, 2007 and 2006 were $495,000 and $514,000, respectively.

	Options Outstanding as of September 30, 2007				Options Exercisable as of September 30, 2007
Range of Exercise Price	Vested	Unvested	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Shares	Weighted- Average Exercise Price
$ 4.00 – $5.99	44,312		$4.00	1.42	44,312	$4.00
$ 6.00 – $9.99	547,731	3,820	7.31	3.02	547,731	7.31
$10.00 – $12.99	231,557	104,926	11.23	6.41	231,557	11.23
$13.00 – $17.99	46,632	120,711	15.12	8.20	46,632	14.97
$18.00 – $18.84	6,600	26,400	18.16	8.32	6,600	18.16

	876,832	255,857	$9.81	4.88	876,832	$8.66

The aggregate intrinsic values of options that were outstanding and exercisable under the 1999 and 2004 Stock Plans at September 30, 2007 and 2006, were $6.2 million and $10.0 million, respectively.

A summary of the status of the unvested options as of December 31, 2006, and changes during the nine month period ended September 30, 2007, are set forth in the following table.

	Number of Shares Subject to Options	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2006	331,287	$5.80
Granted	41,800	5.09
Vested	(88,730)	5.58
Forfeited/Canceled	(28,500)	6.74

Unvested at September 30, 2007	255,857	$5.74

The aggregate amounts charged against income in relation to stock-based awards were $151,000 and $429,000 for the three and nine months ended September 30, 2007, respectively. At September 30, 2007, compensation expense related to non-vested stock option grants were expected to be recognized in the respective amounts set forth in the table below:

Stock Option Compensation Expense
(In thousands)
Remainder of 2007	$150
For the year ended December 31,
2008	597
2009	221
2010	96
2011	48
2012	7

Total	$1,119

4. Employee Benefit Plan

The Company has established a Supplemental Retirement Plan (SERP) for its Chief Executive Officer. Net periodic benefit costs are charged to “employee benefits expense” in the consolidated statements of income to recognize the Company’s expense in respect of that Plan. The components of net periodic benefit cost for the SERP are set forth in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands)		(In thousands)
Service cost	$42	$34	$126	$102
Interest cost	24	17	65	48
Expected return on plan assets	—	—	—	—
Amortization of prior service cost	4	4	12	11
Amortization of net actuarial loss	14	6	42	17

Net periodic SERP cost	$84	$61	$245	$178

5. Income Taxes

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109,” (“FIN 48”) on January 1, 2007. We did not have any unrecognized tax benefits and there was no effect on our financial condition or results of operations as a result of implementing FIN 48.

We file income tax returns with the U.S. federal government and the state of California. As of September 30 and January 1, 2007, we were subject to examination by the Internal Revenue Service with respect to our U.S. federal tax returns for the 2004-2006 tax years. We were also subject to examination in California of our state income tax returns for the 2002-2006 tax years. We do not believe there will be any material changes in our unrecognized tax positions over the next 12 months.

Our policy is that we recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, we did not have any accrued interest or penalties associated with any unrecognized tax benefits, and no interest expense was recognized during the quarter. Our effective tax rate differs from the federal statutory rate primarily due to the non-deductibility of certain expenses recognized for financial reporting purposes and state taxes.

6. Discontinued Operations

As previously reported, in the second quarter of 2006 we sold our securities brokerage business and, accordingly, for financial reporting purposes that business was classified as discontinued operations in our consolidated financial statements for the period from January 1, 2006 to the date of its sale on June 1, 2006. Those discontinued operations had no financial impact on our operating results for last two quarters of 2006 or for the first three quarters of 2007 and also will not have any financial impact on our operating results during the fourth quarter of 2007. By comparison, those discontinued operations sustained losses of $73,000 and $116,000, respectively, in the first and second quarters of 2006.

The operating results of the discontinued securities brokerage business included in the accompanying consolidated statements of income are set forth below:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006		2007	2006
	(In thousands)			(In thousands)
Loss from discontinued operations, before income taxes	$—		$—	$—	$(313)
Income tax benefit	—		—	—	(124)

Loss from discontinued operations, net of taxes	$—	$		$—	$(189)

As of September 30, 2007 and December 31, 2006, there were no accounts included in the consolidated statement of financial condition from the discontinued securities brokerage business.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

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

The following discussion presents information about our consolidated results of operations for the three and nine month periods ended September 30, 2007 and 2006 and our consolidated financial condition, liquidity and capital resources at September 30, 2007 and should be read in conjunction with our interim consolidated financial statements and the notes thereto included elsewhere in this Report.

Additionally, except where otherwise noted below, the following discussion of our results of operation and financial condition relates to the results of operations and the assets and liabilities of our commercial banking business, which comprises our continuing operations and excludes our discontinued securities brokerage business, which was sold in June 2006. See Note 6 of the Notes to our Consolidated Financial Statements included elsewhere in this Report for further information relating to our discontinued operations.

Forward-Looking Information

Statements contained in this Report that are not historical facts or that discuss our expectations, beliefs or views regarding our future operations or future financial performance, or financial or other trends in our business, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. Often, they include the words “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “project,” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could,” or “may.” The information contained in such forward-looking statements is based on current information and assumptions about future events over which we do not have control and our business is subject to a number of risks factors that could cause our financial condition or actual operating results in the future to differ significantly from our expected financial condition or operating results that are set forth in those statements. Certain of those risks factors are summarized below, in this Item 2, under the caption “Risks that could Affect our Future Financial Performance” and those, as well as other, risks are discussed in detail in Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2006 and readers of this Report are urged to read that summary below and the information contained in Item 1A of the 2006 Annual Report on Form 10-K in conjunction with this Report.

Due to those uncertainties and risks, readers are cautioned not to place undue reliance on the forward-looking statements contained in this Report, which speak only as of the date of this Report, or to make predictions about future performance based solely on historical financial performance. We also disclaim any obligation to update forward-looking statements contained in this Report or in our Annual Report on Form 10-K or any other prior filings with Securities and Exchange Commission.

Overview of Operating Results in the Three and Nine Months Ended September 30, 2007

The following table sets forth information regarding the interest income that we generated, the interest expense that we incurred, our net interest income, noninterest income, noninterest expense, and our net income and net income per share for the three and nine months ended September 30, 2007 and 2006.

	Three Months Ended September 30, (Unaudited)			Nine Months Ended September 30, (Unaudited)
	2007 Amounts	2006 Amounts	Percent Change	2007 Amounts	2006 Amounts	Percent Change
	( Dollars in thousands, except per share data)
Interest income	$18,057	$16,604	8.8%	$53,109	$46,882	13.3%
Interest expense	9,964	8,609	15.7%	29,399	22,464	30.9%

Net interest income	$8,093	$7,995	1.2%	$23,710	$24,418	(2.9)%
Noninterest income	$369	$389	(5.1)%	$1,036	$993	4.3%
Noninterest expense	$5,864	$5,261	11.5%	$16,357	$15,618	4.7%
Income from continuing operations(1)	$1,431	$1,702	(15.9)%	$4,568	$5,337	(14.4)%
Loss from discontinued operations(1)	$—	$—	NM %	$—	$(189)	NM %
Net income	$1,431	$1,702	(15.9)%	$4,568	$5,148	(11.3)%
Net income (loss) per share diluted
Income from continuing operations	$0.13	$0.16	(18.8)%	$0.42	$0.50	(16.0)%
Income (loss) from discontinued operations	$0.00	$0.00	NM %	$0.00	$(0.02)	NM %

Net income diluted per share	$0.13	$0.16	(18.8)%	$0.42	$0.48	(12.5)%
Weighted average number of diluted shares	10,905,721	10,762,436	1.3%	10,867,763	10,765,657	0.9%

(1)	Net of taxes

Key Factors Affecting Operating Results in the Three and Nine Months Ended September 30, 2007

As the table above indicates, income from continuing operations in the three and nine months ended September 30, 2007 declined by $271,000, or 15.9%, and $769,000, or 14.4%, respectively, as compared to the respective corresponding periods of 2006. On a diluted per share basis, income from continuing operations declined to $0.13 and $0.42 in the three and nine months ended September 30, 2007, respectively, from $0.16 and $0.50 in the respective corresponding periods of 2006.

Three Months Ended September 30, 2007. The decline in income from continuing operations in this year’s third quarter was due primarily to a $603,000, or 12%, increase in non-interest expense that was primarily attributable to a non-cash charge of $443,000 recognized as a result of the redemption, during this year’s third quarter of $10.3 million of our junior subordinated debentures. That charge represented the accelerated recognition of costs incurred in connection with the original issuance of those debentures which, until that redemption, were being amortized over their original 30 year term. Also contributing to that increase in non-interest expense was an increase in federal deposit insurance assessments on federally insured banking institutions that was attributable to a change in assessment formulas, mandated by the Federal Deposit Insurance Reform Act of 2005.

Nine Months Ended September 30, 2007. The decline in income from continuing operations in the first nine months of 2007 was primarily due to (i) a $708,000, or 3%, decrease in net interest income that was attributable to an increase in interest expense that more than offset an increase in interest income during that nine month period, and (ii) a $739,000, or 5%, increase in non-interest expense that was primarily attributable to the above-described charge that resulted from the redemption of the junior subordinated debentures and the increase in federal deposit insurance assessments.

Set forth below are certain key financial performance ratios and other unaudited financial data from continuing operations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
Return on average assets (1)	0.51%	0.66%	0.56%	0.71%
Return on average shareholders’ equity (2)	6.13%	7.87%	6.71%	8.41%
Net interest margin (2)	2.94%	3.17%	2.97%	3.34%

(1)	Annualized.

(2)	Net interest income expressed as a percentage of total average interest earning assets.

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

Fair Value of Securities Available for Sale. We determine the fair value of those of our investment securities that are available for sale (as opposed to those which we intend to hold to maturity) by obtaining price quotations from third party vendors and securities brokers. When such quotations are not available, a reasonable fair value is determined by using a variety of industry standard pricing methodologies including, but not limited to, discounted cash flow analysis, matrix pricing, option adjusted spread models, as well as fundamental analysis. These pricing methodologies require us to make various assumptions relating to such matters as future prepayment speeds, yield, duration, monetary policy and demand and supply for the individual securities. Consequently, if changes were to occur in the market or other conditions on which those assumptions were based, it could become necessary for us to make adjustments to the fair values of those securities, which would have the effect of changing our accumulated other comprehensive gain/(loss) in our consolidated statements of financial condition.

Utilization of Deferred Income Tax Benefits. The provision that we make for income taxes is based on, among other things, our ability to use certain income tax benefits available under state and federal income tax laws to reduce our income tax liability. As of September 30, 2007, the total of the unused income tax benefits (included in “Other Assets” in our consolidated balance sheet), available to reduce our income taxes in future periods was $4.9 million. Unless used, such tax benefits expire over time. Therefore, the realization of those benefits is dependent on our generating taxable income in the future in amounts sufficient to enable us to use those tax benefits prior to their expiration. We have made a judgment, based on historical experience and current and anticipated market and economic conditions and trends, that it is more likely than not that we will generate taxable income in future years sufficient to fully utilize those benefits before they expire. In the event that market or economic conditions or our results of operation were to change in a manner that would lead us to conclude that it would be less likely that those benefits could be fully utilized, it could become necessary for us to establish a valuation reserve to cover any potential loss of those tax benefits by increasing the provision we make for income taxes, which would have the effect of reducing our net income in the period when that valuation reserve is established.

Discontinued Operations

As previously reported, in the second quarter of 2006 we sold our retail securities brokerage subsidiary, PMB Securities Corp. In accordance with Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), the operating results of that business were classified as discontinued operations in 2006 and prior period financial statements have been restated on that same basis. Since we were able to sell that business in the second quarter of 2006, those discontinued operations had no financial impact on our operating results in either of the three month periods ended September 30, 2007 and September 30, 2006 or in the nine months ended September 30, 2007, and will not have any financial impact on our operating results for any subsequent periods.

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

The following table sets forth our interest income, interest expense and net interest income (in thousands of dollars) and our net interest margin in the three and nine months ended September 30, 2007 and 2006, respectively:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007 Amount	2006 Amount	Percent Change	2007 Amount	2006 Amount	Percent Change
	(Unaudited)
Interest income	$18,057	$16,604	8.8%	$53,109	$46,882	13.3%
Interest expense	9,964	8,609	15.7%	29,399	22,464	30.9%

Net interest income	$8,093	$7,995	1.2%	$23,710	$24,418	(2.9)%
Net interest margin	2.94%	3.17%		2.97%	3.34%

As the table above indicates, our net interest income increased by $98,000, or 1%, in the third quarter of 2007, and decreased by $708,000, or 3%, in the nine months ended September 30, 2007, in each case as compared to the respective corresponding period of 2006. The increase in net interest income for the three months ended September 30, 2007, was due to a $1.5 million increase in interest income, which more than offset a $1.4 million increase in interest expense. The decrease in net interest income for the nine months ended September 30, 2007 was due to a $6.9 million, or 31%, increase in interest expense, which more than offset a $6.2 million, or 13%, increase in interest income.

Our net interest margin decreased to 2.94% in the third quarter of 2007 from 3.17% in the same quarter of 2006, and to 2.97% in the nine months ended September 30, 2007 from 3.34% in the same nine months of 2006. Contributing to that decline in the three months ended September 30, 2007 was a decrease in the yield on interest-earning assets to 6.57% from 6.59% in the same period of 2006%. In the nine months ended September 30, 2007, the yield on interest-earning assets improved to 6.66%, from 6.42% in the same period of 2006; however, the average rate of interest paid on our interest-bearing liabilities increased to 4.80%, from 4.08% in the same nine months of 2006.

Average Balances

Information Regarding Average Assets and Average Liabilities

The following table sets forth information regarding our average balance sheet, yields on interest earning assets, interest expense on interest-bearing liabilities, the interest rate spread and the interest rate margin for the three months ended September 30, 2007 and 2006.

	Three Months Ended September 30,
	2007			2006
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
	(Unaudited)
Interest earning assets:
Short-term investments(1)	$109,456	$1,387	5.03%	$40,741	$535	5.21%
Securities available for sale and stock(2)	237,731	2,718	4.54%	247,111	2,782	4.47%
Loans	743,916	13,952	7.44%	711,895	13,287	7.41%

Total earning assets	1,091,103	18,057	6.57%	999,747	16,604	6.59%
Noninterest earning assets	27,797			31,066

Total Assets	$1,118,900			$1,030,813

Interest-bearing liabilities:
Interest-bearing checking accounts	$23,568	42	0.71%	$22,409	44	0.78%
Money market and savings accounts	160,558	1,455	3.60%	146,819	1,248	3.37%
Certificates of deposit	413,594	5,411	5.19%	313,978	3,781	4.78%
Other borrowings	209,951	2,624	4.96%	251,465	2,952	4.66%
Junior subordinated debentures	19,367	432	8.85%	27,837	584	8.32%

Total interest-bearing liabilities	827,038	9,964	4.78%	762,508	8,609	4.48%

Noninterest-bearing liabilities	199,371			182,493

Total Liabilities	1,026,409			945,001
Shareholders’ equity	92,491			85,812

Total Liabilities and Shareholders’ Equity	$1,118,900			$1,030,813

Net interest income		$8,093			$7,995

Interest rate spread			1.79%			2.11%

Net interest margin			2.94%			3.17%

(1)	Short-term investments consist of federal funds sold and interest bearing deposits with financial institutions.

(2)	Stock consists of Federal Home Loan Bank Stock and Federal Reserve Bank Stock.

The following table sets forth information regarding our average balance sheet, yields on interest earning assets, interest expense on interest-bearing liabilities, the interest rate spread and the interest rate margin for the nine months ended September 30, 2007 and 2006.

	Nine Months Ended September 30,
	2007			2006
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
	(Unaudited)
Interest earning assets:
Short-term investments(1)	$82,116	$3,145	5.12%	$24,033	$895	4.98%
Securities available for sale and stock(2)	243,828	8,342	4.57%	260,384	8,626	4.43%
Loans	739,797	41,622	7.52%	691,284	37,361	7.23%

Total earning assets	1,065,741	53,109	6.66%	975,701	46,882	6.42%
Noninterest earning assets	28,033			32,285

Total Assets	$1,093,774			$1,007,986

Interest-bearing liabilities:
Interest-bearing checking accounts	$22,617	123	0.73%	$25,451	125	0.66%
Money market and savings accounts	149,632	3,958	3.54%	141,378	3,067	2.90%
Certificates of deposit	399,720	15,463	5.17%	274,385	9,194	4.48%
Other borrowings	221,341	8,251	4.98%	267,360	8,411	4.21%
Junior subordinated debentures	24,983	1,604	8.58%	27,837	1,667	8.01%

Total interest-bearing liabilities	818,293	29,399	4.80%	736,411	22,464	4.08%

Noninterest-bearing liabilities	184,422			186,772

Total Liabilities	1,002,715			923,183
Shareholders’ equity	91,059			84,803

Total Liabilities and Shareholders’ Equity	$1,093,774			$1,007,986

Net interest income		$23,710			$24,418

Interest rate spread			1.86%			2.34%

Net interest margin			2.97%			3.34%

(1)	Short-term investments consist of federal funds sold and interest bearing deposits with financial institutions.

(2)	Stock consists of Federal Home Loan Bank Stock and Federal Reserve Bank Stock.

The following table sets forth the changes in interest income, including loan fees, and interest paid in the three and nine month periods ended September 30, 2007, as compared to the same periods in 2006 and the extent to which those changes were attributable to changes in the volume of and rates of interest earned on interest-earning assets and the volume of and interest paid on interest-bearing liabilities.

	Three Months Ended September 30, 2007 vs 2006 Increase (decrease) due to:			Nine Months Ended September 30, 2007 vs 2006 Increase (decrease) due to:
	Volume(1)	Rate(1)	Total	Volume(1)	Rate(1)	Total
	(Unaudited) (Dollars in thousands)			(Unaudited) (Dollars in thousands)
Interest income:
Short-term investments(2)	$980	$(128)	$852	$2,224	$26	$2,250
Securities available for sale and stock	(289)	225	(64)	(560)	276	(284)
Loans	600	65	665	2,690	1,571	4,261

Total earning assets	1,291	162	1,453	4,354	1,873	6,227
Interest expense:
Interest-bearing checking accounts	11	(13)	(2)	(15)	13	(2)
Money market and savings accounts	121	86	207	187	704	891
Certificates of deposit	1,281	349	1,630	4,684	1,585	6,269
Borrowings	(1,324)	996	(328)	(1,577)	1,417	(160)
Junior subordinated debentures	(368)	216	(152)	(178)	115	(63)

Total interest-bearing liabilities	(279)	1,634	1,355	3,101	3,834	6,935

Net interest income	$1,570	$(1,472)	$98	$1,253	$(1,961)	$(708)

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

The above table indicates that the increase of $98,000 in our net interest income in the three months ended September 30, 2007, as compared to the like period in 2006, was primarily the result of a $1.6 million increase in our volume variance, which more than offset a decrease of $1.5 million in the rate variance. The increase in the volume variance reflects the increases in average interest earning assets of $91 million and interest bearing liabilities of $64 million, while the decline in the rate variance was a result of an increase of 30 basis points in interest rates paid on interest bearing liabilities and a decrease in interest rates on average earning assets of 2 basis points

The decline of $708,000 in net interest income in the nine months ended September 30, 2007, as compared to the same nine months of 2006, was due to an increase in interest expense that was attributable to an increase in the interest rates paid on and in the volume of interest-bearing liabilities. Those increases more than offset increases in the interest earned on interest-earning assets resulting from increases in both interest rates and in the volume of those assets. The increase in the rate variance in the nine months ended September 30, 2007 reflects an increase in interest rates paid on average interest-bearing liabilities of 72 basis points, somewhat offset by an increase in interest rates on average interest-earning assets of 24 basis points, in the nine months ended September 30, 2007, as compared to the same period of 2006.

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

During the third quarter of 2007, we made provisions, totaling $300,000, for potential loan losses, as compared to $270,000 in the same quarter of 2006. At September 30, 2007, the Allowance for Loan Losses totaled $5.6 million, or 0.75% of loans then outstanding, as compared to $5.9 million, or 0.79% of loans outstanding, at December 31, 2006.

We employ economic models that are based on bank regulatory guidelines, industry standards and historical loss experience to evaluate and determine both the sufficiency of the allowance for loan losses and the amount of the provisions that are required to be made for potential loan losses. Those determinations involve judgments about trends in current economic conditions and other events that can affect the ability of borrowers to meet their loan obligations to us. The duration and effects of current economic trends are subject to a number of risks and uncertainties and changes that are outside of our ability to control. See the discussion below in this section under the caption “Risks That Could Affect Our Future Financial Performance—We could incur losses on the loans we make.” If changes in economic or market conditions or unexpected subsequent events were to occur, it could become necessary to incur additional charges to increase the allowance for loan losses, which would have the effect of reducing our income.

In addition, the Federal Reserve Bank and the California Department of Financial Institutions, as an integral part of their examination processes, periodically review the adequacy of our allowance for loan losses. These agencies may require us to make additional provisions, over and above the provisions that we have already made, the effect of which would be to reduce our income.

Noninterest Income

Noninterest income consists primarily of fees charged for services provided by the Bank on deposit accounts. The following table identifies the components, (in thousands of dollars) of, and sets forth the percentage changes in, noninterest income in the three and nine month periods ended September 30, 2007, as compared to the same respective periods of 2006.

	Three Months Ended September 30,			Nine Months Ended September 30,
	Amount		Percentage Change 2007 vs. 2006	Amount		Percentage Change 2007 vs. 2006
	2007	2006		2007	2006
	Unaudited
Service fees on deposits	$190	$174	9.2%	$575	$542	6.1%
Other	179	215	(16.7)%	461	451	2.2%

Total	$369	$389	(5.1)%	$1,036	$993	4.3%

Noninterest Expense

The following table compares the amounts (in thousands of dollars) of the principal components of noninterest expense in the three and nine months ended September 30, 2007 and in the same three and nine month periods of 2006.

	Three Months Ended September 30,			Nine Months Ended September 30,
	Amount		Percentage Change 2007 vs. 2006	Amount		Percentage Change 2007 vs. 2006
	2007	2006		2007	2006
	Unaudited (Dollars in thousands)			Unaudited (Dollars in thousands)
Salaries and employee benefits	$2,919	$2,894	0.9%	$8,694	$8,635	0.7%
Occupancy	670	670	—	2,036	1,926	5.7%
Equipment and depreciation	313	343	(8.7)%	954	1,027	(7.1)%
Data processing	183	165	10.9%	506	503	0.6%
Professional fees	269	213	26.3%	669	780	(14.2)%
Customer expense	167	221	(24.4)%	512	636	(19.5)%
FDIC insurance	144	—	NM	343	—	NM
Amortization of debt issuance cost	457	14	NM	486	43	NM
Other operating expense(1)	742	741	0.1%	2,157	2,068	4.3%

Total	$5,864	$5,261	11.5%	$16,357	$15,618	4.7%

(1)	Other operating expenses primarily consist of telephone, stationery and office supplies, regulatory, and investor relations expenses, and insurance premiums, postage, and correspondent bank fees.

The increases in non-interest expense in the three and nine months ended September 30, 2007 were primarily attributable to (i) a $443,000 charge, recognized in connection with our voluntary redemption, in this year’s third quarter, of $10.3 million principal amount of junior subordinated debentures and (ii) an increase in Federal Deposit Insurance assessments on federally insured banking institutions that resulted from a change, mandated by the Federal Deposit Insurance Reform Act of 2005, in assessment formulas. The charge arising as a result of our redemption of the junior subordinated debentures represented the costs we incurred, in 2002, in connection with the issuance of those debentures. We had previously been amortizing those costs over the original 30 year term of those debentures.

The increase in non-interest expense in the three months ended September 30, 2007, caused our efficiency ratio (operating expenses as a percentage of total revenues from continuing operations) to rise to approximately 69% from 63% for the same three months of 2006. For the nine months ended September 30, 2007, our efficiency ratio was approximately 66%, as compared to approximately 61% in the same nine months of 2006, as a result of the combined effects of the decrease in net interest income and the increase in non-interest expense in the nine months ended September 30, 2007.

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

The table below sets forth information concerning our rate sensitive assets and liabilities at September 30, 2007. The assets and liabilities are classified by the earlier of maturity or repricing dates in accordance with their contractual terms. As described above, certain shortcomings are inherent in the method of analysis presented in this table.

	Three Months or Less	Over Three Through Twelve Months	Over One Year Through Five Years	Over Five Years	Non- Interest- Bearing	Total
	Unaudited (Dollars in thousands)
Assets
Interest-bearing deposits in other financial institutions	$—	$99	$99	$—	$—	$198
Investment in unconsolidated trust subsidiaries	—	—	—	682	—	682
Securities available for sale	14,860	35,131	123,987	75,803	—	249,781
Federal Reserve Bank and Federal Home Loan Bank stock	13,362	—	—	—	—	13,362
Federal funds sold	89,785	—	—	—	—	89,785
Loans, gross	331,905	98,665	247,286	66,902	—	744,758
Non-interest earning assets, net	—	—	—	—	29,644	29,644

Total assets	$449,912	$133,895	$371,372	$143,387	$29,644	$1,128,210

Liabilities and Shareholders Equity
Noninterest-bearing deposits	$—	$—	$—	$—	$205,274	$205,274
Interest-bearing deposits	271,268 (1)	233,822 (2)	66,922	—	—	572,012
Borrowings	15,404	53,000	133,000	—	—	201,404
Junior subordinated debentures	17,527	—	—	—	—	17,527
Other liabilities	—	—	—	—	37,578	37,578
Shareholders’ equity	—	—	—	—	94,415	94,415

Total liabilities and shareholders equity	$304,199	$286,822	$199,922	$—	$337,267	$1,128,210

Interest rate sensitivity gap	$145,713	$(152,927)	$171,450	$143,387	$(307,623)	$—

Cumulative interest rate sensitivity gap	$145,713	$(7,214)	$164,236	$307,623	$—	$—

Cumulative % of rate sensitive assets in maturity period	40%	52%	85%	97%	100%

Rate sensitive assets to rate sensitive liabilities and shareholders’ equity	148%	47%	186%	N/A	N/A

Cumulative ratio	148%	99%	121%	139%	N/A

[1]	Net of Bancorp’s savings accounts of $16.8 million

[2]	Net of Bancorp’s certificate of deposits of $5.3 million

At September 30, 2007, our rate sensitive balance sheet was shown to be in a negative twelve-month gap position. This would imply that our net interest margin would decrease in the short–term if interest rates rise and would increase in the short-term if interest rates were to fall. However, as noted above, the extent to which our net interest margin will be impacted by changes in prevailing interests rates will depend on a number of factors, including how quickly rate sensitive assets and liabilities react to interest rate changes, the mix of our interest earning assets (loans versus other lower yielding interest earning assets, such as securities) and the mix of our interest bearing deposits (between for example, lower interest core deposits and higher cost time certificates of deposit) and our other interest bearing liabilities.

Financial Condition

Assets

Our total consolidated assets increased by $85 million, or 8%, to $1.128 billion at September 30, 2007 from $1.043 billion at December 31, 2006, as we used increases in deposits during the nine months ended September 30, 2007 to primarily increase federal funds sold.

The following table sets forth the composition of our interest earning assets (in thousands of dollars) at:

	September 30, 2007	December 31, 2006
	Unaudited
Federal funds sold	$89,785	$13,000
Interest-bearing deposits with financial institutions	198	198
Federal Reserve Bank and Federal Home Loan Bank Stock, at cost	13,362	13,792
Securities available for sale, at fair value	249,781	241,912
Loans (net of allowances of $5,556 and $5,929, respectively)	739,202	740,957

Loans

The following table sets forth, in thousands of dollars, the composition, by loan category, of our loan portfolio, at September 30, 2007 and December 31, 2006:

	September 30, 2007		December 31, 2006
	Amount	Percent	Amount	Percent
	Unaudited
Commercial loans	$249,616	33.5%	$230,960	30.9%
Commercial real estate loans - owner occupied	159,877	21.5%	128,632	17.2%
Commercial real estate loans - all other	107,726	14.5%	125,851	16.9%
Residential mortgage loans - single family	66,639	8.9%	76,117	10.2%
Residential mortgage loans - multi-family	90,156	12.1%	98,678	13.2%
Construction loans	49,068	6.6%	65,120	8.7%
Land development loans	14,988	2.0%	16,733	2.2%
Consumer loans	6,700	0.9%	5,401	0.7%

Gross loans	744,770	100.0%	747,492	100.0%

Deferred fee (income) costs, net	(12)		(606)
Allowance for loan losses	(5,556)		(5,929)

Loans, net	$739,202		$740,957

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

The following table sets forth, in thousands of dollars, the maturity distribution of our loan portfolio (excluding consumer and residential mortgage loans) at September 30, 2007:

	September 30, 2007
	One Year or Less	Over One Year Through Five Years	Over Five Years	Total
		Unaudited
Real estate and construction loans(1)
Floating rate	$64,084	$17,959	$149,975	$232,018
Fixed rate	20,243	43,070	36,328	99,641
Commercial loans
Floating rate	173,671	30,411	4,729	208,811
Fixed rate	13,917	22,180	4,708	40,805

Total	$271,915	$113,620	$195,740	$581,275

(1)	Does not include mortgage loans on single and multi-family residences and consumer loans, which totaled $156.8 million and $6.7 million, respectively, at September 30, 2007.

Allowance for Loan Losses and Nonperforming Loans

Allowance for Loan Losses. The allowance for loan losses (the “Allowance”) at September 30, 2007 was $5.6 million, which represented approximately 0.75% of the loans outstanding at September 30, 2007, as compared to $5.9 million, or 0.79%, of the loans outstanding at December 31, 2006.

We carefully monitor changing economic conditions, the loan portfolio by category, the financial condition of borrowers, the history of the loan portfolio, and we follow bank regulatory guidelines in determining the adequacy of the allowance. We believe that the allowance at September 30, 2007 was adequate to provide for losses inherent in the loan portfolio. However, as the volume of loans increases, additional provisions for loan losses will be required to maintain the allowance at adequate levels. Additionally, the allowance was established on the basis of assumptions and judgments regarding such matters as economic conditions and trends and the condition of borrowers, historical industry loan loss data and regulatory guidelines and, if there were changes in those conditions or trends, actual loan losses in the future could vary from the losses that were predicted on the basis of those earlier assumptions, judgments and guidelines. For example, if economic conditions were to deteriorate, or interest rates were to increase significantly, which would have the effect of increasing the risk that borrowers would encounter difficulties meeting their loan payment obligations, it could become necessary to increase the allowance by means of additional provisions for loan losses. See “—Results of Operations—Provision for Loan Losses” above.

Set forth below is a summary, in thousands of dollars, of the transactions in the allowance for loan losses for the nine months ended September 30, 2007 and the year ended December 31, 2006:

	Nine Months Ended September 30, 2007	Year Ended December 31, 2006
	Unaudited
Balance, beginning of period	$5,929	$5,126
Provision for loan losses	925	1,105
Net, amounts charged off	(1,298)	(302)

Balance, end of period	$5,556	$5,929

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

At September 30, 2007 and December 31, 2006, we had $6.2 million and $1.8 million, respectively, of collateralized or adequately reserved loans that were delinquent and which were classified as nonaccrual and impaired loans. The increase in non-performing loans at September 30, 2007, as compared to December 31, 2006, was attributable to a net increase of $3.2 million of commercial loans and $1.2 million of residential mortgage loans that had become delinquent and were placed on nonaccrual status during the first nine months of 2007. However, we believe that all of these loans are well-collateralized or have been adequately reserved for.

We had no loans with delinquent balances of 90 days or more that were still accruing interest as of September 30, 2007 or December 31, 2006. There were no restructured loans at September 30, 2007 or December 31, 2006. At September 30, 2007, our average investment in impaired loans, on a year-to-date basis, was $3.1 million. The interest that we would have earned during the nine months ended September 30, 2007, had the impaired loans remained current in accordance with their original terms was $398,000.

Deposits

Average Balances of and Average Interest Rates Paid on Deposits. Set forth below are the average amounts (in thousands of dollars) of, and the average rates paid on, deposits for the nine months ended September 30, 2007:

	Nine Months Ended September 30, 2007
	Unaudited
	Average Balance	Average Rate
Noninterest-bearing demand deposits	$172,894	—
Interest-bearing checking accounts	22,617	0.73%
Money market and savings deposits	149,632	3.54%
Time deposits	399,720	5.17%

Average total deposits	$744,863	3.51%

Deposit Totals. Deposits totaled $777 million at September 30, 2007 as compared to $718 million at December 31, 2006. At September 30, 2007, noninterest-bearing deposits totaled $205 million and represented 26% of total deposits, as compared to $189 million and 26% of total deposits at December 31, 2006. At September 30, 2007, certificates of deposit in denominations of $100,000 or more totaled $242 million and represented 31% of total deposits, as compared to $219 million and 31% of total deposits at December 31, 2006. Set forth below, in thousands of dollars, is a maturity schedule of domestic time certificates of deposit outstanding at September 30, 2007:

	At September 30, 2007
	Certificates of Deposit Under $100,000	Certificates of Deposit of $100,000 or More
	Unaudited
Maturities
Three months or less	$27,814	$74,228
Over three and through twelve months	97,118	131,704
Over twelve months	35,295	31,680

Total certificates of deposit	$160,227	$237,612

Liquidity

We actively manage our liquidity needs to ensure that sufficient funds are available to meet our needs for cash, including to fund new loans to and deposit withdrawals by our customers. We project the future sources and uses of funds and maintain sufficient liquid funds for unanticipated events. Our primary sources of cash include payments on loans, proceeds from the sale or maturity of investments, increases in deposits and increases in borrowings principally from the Federal Home Loan Bank. The primary uses of cash include funding new loans and making advances on existing lines of credit, purchasing investments, including securities available for sale, funding deposit withdrawals and paying operating expenses. We maintain funds in overnight federal funds and other short-term investments to provide for short-term liquidity needs. We also have obtained credit lines from the Federal Home Loan Bank and other financial institutions to meet any additional liquidity requirements.

Our liquid assets, which included cash and due from banks, federal funds sold, interest earning deposits with financial institutions and unpledged securities available for sale (excluding Federal Reserve Bank and Federal Home Loan Bank stock) totaled $223 million or 20% of total assets at September 30, 2007.

Cash flow From Operating Activities. Cash flow of $6 million was provided by our continuing operations during the nine months ended September 30, 2007, the source of which consisted primarily of net income of $5 million.

Cash flow Provided by Investing Activities. In the nine months ended September 30, 2007, $25 million was provided in investing activities, the source of which was $31 million from maturities or principal payments received on investment securities available for sale, offset by $7 million in purchases of securities available for sale and other stock.

Cash flow Provided by Financing Activities. Cash flow of $50 million was provided by financing activities during the nine months ended September 30, 2007, the source of which consisted primarily of a net increase of $60 million in deposits, partially offset by $10.3 million used to fund the redemption of junior subordinated debentures.

Ratio of Loans to Deposits. The relationship between gross loans and total deposits can provide a useful measure of a bank’s liquidity. Since repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loan-to-deposit ratio the less liquid are our assets. On the other hand, since we realize greater yields and higher interest income on loans than we do on investments, a lower loan-to-deposit ratio can adversely affect interest income and earnings. As a result, our goal is to achieve a loan-to-deposit ratio that appropriately balances the requirements of liquidity and the need to generate a fair return on assets. At September 30, 2007, the ratio of loans-to-deposits was 95%, compared to 103% at December 31, 2006.

Off Balance Sheet Arrangements

Loan Commitments and Standby Letters of Credit. In order to meet the financing needs of our customers in the normal course of business, we make commitments to extend credit and issue standby commercial letters of credit to or for our customers. At September 30, 2007 and December 31, 2006, we were committed to fund certain loans amounting to approximately $219 million and $224 million, respectively.

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

To varying degrees, commitments to extend credit involve elements of credit and interest rate risk for us that are in excess of the amounts recognized in our balance sheets. Our maximum exposure to credit loss in the event of nonperformance by the customers to whom such commitments are made could potentially be equal to the amount of those commitments. As a result, before making such a commitment to a customer, we evaluate the customer’s creditworthiness using the same underwriting standards that we would apply if we were approving loans to the customer. In addition, we often require the customer to secure its payment obligations for amounts drawn on such commitments with collateral such as accounts receivable, inventory, property, plant and equipment, income-producing commercial properties, residential properties and properties under construction. As a consequence, our exposure to credit and interest rate risk on such commitments is not different in character or amount than risks inherent in the outstanding loans in our loan portfolio.

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

Contractual Obligations

Borrowings. As a source of additional funds that we have used primarily to fund loans and to purchase other interest earning assets, we have obtained long and short term borrowings from the Federal Home Loan Bank (the “FHLB”). As of September 30, 2007, we had $133 million of outstanding long-term borrowings, with maturities ranging from October 2008 to March 2010, and $61 million of outstanding short-term borrowings, with maturities ranging from October 2007 to August 2008, that we had obtained from the Federal Home Loan Bank. These borrowings, together with securities sold under agreements to repurchase, have a weighted-average annualized interest rate of 4.97%. By comparison, as of December 31, 2006, we had $116 million of outstanding long-term borrowings and $81 million of outstanding short-term borrowings that we had obtained from the Federal Home Loan Bank, which, together with the securities sold under agreements to repurchase, had a weighted-average annualized interest rate of 4.54%

At September 30, 2007, U.S. Agency and Mortgage Backed securities, U.S. Government agency securities and collateralized mortgage obligations with an aggregate fair market value of $134 million and $154 million of residential mortgage and other real estate secured loans were pledged to secure these Federal Home Loan Bank borrowings, repurchase agreements, local agency deposits, and Treasury, Tax and Loan accounts.

The highest amount of borrowings outstanding at any month end during the nine months ended September 30, 2007 consisted of $231 million of borrowings from the Federal Home Loan Bank and $10 million of overnight borrowings in the form of securities sold under repurchase agreements. During 2006, the highest amount of borrowings outstanding at any month end consisted of $274 million of advances from the Federal Home Loan Bank and $33 million of overnight borrowings in the form of securities sold under repurchase agreements.

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

During the quarter ended September 2007, we voluntarily redeemed, at par, $10.3 million principal amount of the Debentures that we issued in 2002.

Set forth below are the respective principal amounts, in thousands of dollars, and certain other information regarding the terms, of the Debentures that remained outstanding as of September 30, 2007:

Original Issue Dates	Principal Amount	Interest Rate(1)	Maturity Dates
September 2002	$7,217	LIBOR plus 3.40%	September 2032
October 2004	10,310	LIBOR plus 2.00%	October 2034

Total	$17,527

(1)	Interest rate resets quarterly.

These Debentures require quarterly interest payments. Subject to certain conditions, we have the right, at our discretion, to defer those interest payments for up to five years. However, we have no plans to exercise this deferral right.

Under the Federal Reserve Board rulings, the borrowings evidenced by the Debentures, which are subordinated to all of our other borrowings that are outstanding or which we may obtain in the future, are eligible (subject to certain dollar limitations) to qualify, and at September 30, 2007, a total amount of $17.5 million principal amount of those Debentures qualified as Tier I capital for regulatory purposes.

These Debentures are redeemable, at our option, without premium or penalty, beginning five years after their respective original issue dates. As noted above, we exercised this voluntary redemption right to redeem $10.3 million principal amount of the Debentures that we issued in 2002.

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

The following is a summary of the major components of securities available for sale and a comparison of the amortized cost, estimated fair values and gross unrealized gains and losses, in thousands of dollars, as of September 30, 2007 and December 31, 2006:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
		Unaudited
September 30, 2007
Securities Available For Sale:
US Agencies/Mortgage-backed securities	$209,121	$77	$2,915	$206,283
Collateralized mortgage obligations	19,441	—	376	19,065

Total government and agencies securities	228,562	77	3,291	225,348
Municipal securities	22,893	67	247	22,713
Mutual fund	1,720	—	—	1, 720

Total Securities Available For Sale	$253,175	$144	$3,538	$249,781

December 31, 2006
Securities Available For Sale:
U.S. agencies and mortgage-backed securities	$211,790	$91	$4,608	$207,273
Collateralized mortgage obligations	21,751	—	437	21,314

Total government and agencies securities	233,541	91	5,045	228,587
Municipal securities	11,651	201	—	11,852
Mutual fund	1,473	—	—	1,473

Total Securities Available For Sale	$246,665	$292	$5,045	$241,912

At September 30, 2007, U.S. Agencies and Mortgage Backed securities, U.S. Government Agency securities and collateralized mortgage obligations with an aggregate fair market value of $134 million were pledged to secure Federal Home Loan Bank borrowings, repurchase agreements, local agency deposits and Treasury, Tax and Loan accounts.

The amortized cost and estimated fair value, at September 30, 2007, of securities available for sale are shown, in thousands of dollars in the following table, by contractual maturities and historical prepayments based on the prior three months of principal payments. Expected maturities will differ from contractual maturities and historical prepayments, particularly with respect to collateralized mortgage obligations, because borrowers may react to interest rate market conditions differently than the historical prepayment rates.

	Maturing in
	One year or less	Over one year through five years	Over five years through ten years	Over ten years	Total
(Dollars in thousands)	Unaudited
Securities available for sale, amortized cost	$41,118	$108,011	$54,428	$49,618	$253,175
Securities available for sale, estimated fair value	40,465	106,353	53,709	49,254	249,781
Weighted average yield	4.32%	4.39%	4.62%	4.68%	4.49%

The table below shows as of September 30, 2007, the gross unrealized losses and fair values (in thousands of dollars) of our investments, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	Securities With Unrealized Loss as of September 30, 2007
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
(Dollars In thousands)	Unaudited
US agencies and mortgage backed securities	$25,161	$(110)	$126,375	$(2,805)	$151,536	$(2,915)
Collateralized mortgage obligations	5,930	(36)	13,137	(340)	19,067	(376)
Municipal securities	11,782	(247)	—	—	11,782	(247)

Total temporarily impaired securities	$42,873	$(393)	$139,512	$(3,145)	$182,385	$(3,538)

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

The following table sets forth the capital and capital ratios of the Company (on a consolidated basis) and the Bank (on a stand alone basis) at September 30, 2007, as compared to the respective minimum regulatory requirements applicable to them.

			Applicable Federal Regulatory Requirement
	Actual		Capital Adequacy Purposes		To be Categorized Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in thousands)
Total Capital to Risk Weighted Assets:
Company	$119,331	14.6%	$65,617	At least 8.0%	$82,022	At least 10.0%
Bank	92,418	11.3%	65,232	At least 8.0%	81,540	At least 10.0%
Tier 1 Capital to Risk Weighted Assets:
Company	$113,480	13.8%	$32,809	At least 4.0%	$49,213	At least 6.0%
Bank	86,605	10.6%	32,616	At least 4.0%	48,924	At least 6.0%
Tier 1 Capital to Average Assets:
Company	$113,480	10.4%	$43,751	At least 4.0%	$54,689	At least 5.0%
Bank	86,605	7.7%	44,768	At least 4.0%	55,960	At least 5.0%

As of September 30, 2007, based on applicable capital regulations, the Company (on a consolidated basis) and the Bank (on a stand-alone basis) qualified as well capitalized institutions under the capital adequacy guidelines described above.

The consolidated total capital and Tier 1 capital of the Company, at September 30, 2007, include an aggregate of $17.5 million principal amount of Junior Subordinated Debentures that we issued in 2002 and 2004 in connection with the sale of trust preferred securities. We contributed $17.5 million of the net proceeds from the sale of the trust preferred securities to the Bank, thereby increasing its total capital and Tier 1 capital.

Dividend Policy and Share Repurchase Program. The current dividend policy is to retain earnings to support the future growth of the Company. However, the Board of Directors periodically reviews this policy and the Company’s cash flow requirements in order to determine whether to modify this policy to provide for the payment of cash dividends.

In September 2005, our Board of Directors concluded that, at prevailing market prices, the Company’s shares represented an attractive investment opportunity and, therefore, that repurchases of Company shares would be a good use of Company funds. As a result, the Board of Directors approved a share repurchase program, which authorizes the Company to purchase up to two percent (2%) of the Company’s outstanding common shares, which are approximates 200,000 shares in total. Purchases may be made in the open market or in private transactions, in accordance with applicable Securities and Exchange Commission rules, when opportunities become available to purchase shares at prices believed to be attractive. The Company is under no obligation to repurchase shares under the share repurchase program and the timing, actual number and value of shares that are repurchased by the Company under this program will depend on a number of factors, including the Company’s future financial performance and available cash resources, competing uses for its corporate funds, prevailing market prices of its common stock and the number of shares that become available for sale at prices that the Company believes are attractive, as well as any regulatory requirements applicable to the Company.

During June 2007, the Company made open market purchases of an aggregate of 50,000 shares of its common stock pursuant to this program for an aggregate purchase price of $687,500, which results in an average per share price of $13.75. No shares were repurchased during the quarter ended September 30, 2007.

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

We face intense competition from other banks and financial institutions that could hurt our business

We conduct our business operations in Southern California, where the banking business is highly competitive and is dominated by a relatively small number of large multi-state banks with offices operating over wide geographical areas. We also compete with other financial service businesses, mutual fund companies, and securities brokerage and investment banking firms that offer competitive banking and financial products and services. Increased competition may (i) prevent us from achieving increases, or could result in decreases, in our loan volume or deposit accounts or (ii) prevent us from increasing interest rates on loans or may require us to reduce the interest rates we pay in order to attract or retain deposits, any of which could cause a decline in interest income or an increase in interest expense, that could cause our net interest income and our earnings to decline.

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

Additionally, real estate values in California, as well as in many other parts of the country, have begun to decrease, after several years of significant increases. If real estate values continue to decline, or other events (such as earthquakes or fires, that are more prevalent in Southern California than most other geographic areas) cause a decline in real estate values, our collateral coverage for our loans will be reduced and we may suffer increased loan losses.

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

We could incur losses on the loans we make

The failure or inability of borrowers to repay their loans in full is an inherent risk in the banking business. We take a number of measures designed to reduce this risk, including the maintenance of stringent loan underwriting policies and the establishment of reserves for possible loan losses and the requirement that borrowers provide collateral that we could sell in the event they fail to pay their loans. However, the ability of borrowers to repay their loans, the adequacy of our reserves and our ability to sell collateral for amounts sufficient to offset loan losses are affected by a number of factors outside of our control, such as changes in economic conditions, increases in market rates of interest and changes in the condition or value of the collateral securing our loans. As a result, we could incur losses on the loans we make that will hurt our operating results and weaken our financial condition.

Rapid growth could strain our resources and lead to operating problems or inefficiencies

We have grown substantially in the past five years by opening new financial centers. We intend to continue to evaluate the opening of new financial centers, primarily in Southern California, either by opening new offices or acquiring one or more community banks. The opening of new offices or an acquisition of another bank will result in increased operating expenses until new banking offices or acquired banking operations attract sufficient business to cover operating expenses, which usually takes at least six to twelve months. There is no assurance, however, as to how long it would take for new financial centers to begin generating positive cash flow and earnings. Also, we cannot assure that we will be able to adequately manage our growth, which will make substantial demands on the time and attention of management and on our capital resources. The failure to prepare appropriately and on a timely basis for growth could cause us to experience inefficiencies or failures in our service delivery systems, regulatory problems, and erosion in customer confidence, unexpected expenses or other problems.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures in effect as of September 30, 2007. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2007, our disclosure controls and procedures were effective to provide reasonable assurance that material information, relating to the Company and its consolidated subsidiaries, required to be included in our Exchange Act reports, including this Quarterly Report on Form 10-Q, is made known to management, including the Chief Executive Officer and Chief Financial Officer, on a timely basis.

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2007 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors that were disclosed under the caption “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, except as may otherwise be set forth above under the caption “Risks That Could Affect Our Future Financial Performance” in Item 2 of Part I of this Report and except as follows:

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

PACIFIC MERCANTILE BANCORP

Date: November 8, 2007	By:	/s/ NANCY A. GRAY
Nancy A. Gray, Chief Financial Officer

S-1

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
Exhibit 31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

E-1