Form 10-K
period 2007-12-31
PACIFIC MERCANTILE BANCORP
filed 2008-03-14
CIK 1109546

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

The aggregate market value of voting shares held by non-affiliates of registrant as of June 30, 2007, which was determined on the basis of the closing price of registrant’s shares on that date, was approximately $137,600,000.

As of March 6, 2008, there were 10,492,049 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Except as otherwise stated therein, Part III of the Form 10-K is incorporated by reference from the Registrant’s Definitive Proxy Statement which is expected to be filed with the Commission on or before April 29, 2008 for its 2008 Annual Meeting of Shareholders.

PACIFIC MERCANTILE BANCORP

ANNUAL REPORT ON FORM 10K

FOR THE YEAR ENDED DECEMBER 31, 2007

i

FORWARD LOOKING STATEMENTS

Statements contained in this Report that are not historical facts or that discuss our expectations, beliefs or views regarding our future operations or future financial performance, or financial or other trends in our business, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. Often, they include the words “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “project,” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could,” or “may.” The information contained in such forward-looking statements is based on current information and assumptions about future events over which we do not have control and our business is subject to a number of risks factors that could cause our financial condition or actual operating results in the future to differ significantly from our expected financial condition or operating results that are set forth in those statements. See Item 1A “Risk Factors” in this report.

PART I

ITEM 1.	BUSINESS

Background

Pacific Mercantile Bancorp is a California corporation that owns all of the stock of Pacific Mercantile Bank, a California state chartered commercial bank (which, for convenience, will sometimes be referred to in this report as the “Bank”). The capital stock of the Bank is our principal asset and substantially all of our business operations are conducted by the Bank which, as a result, accounts for substantially all of our revenues and income. As the owner of a commercial bank, Pacific Mercantile Bancorp is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (the “Bank Holding Company Act”) and, as such, our operations are regulated by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). See “Supervision and Regulation” below in this Report. For ease of reference, we will sometimes use the terms “Company,” “we” or “us” in this Report to refer to Pacific Mercantile Bancorp on a consolidated basis and “PM Bancorp” or the “Bancorp” to refer to Pacific Mercantile Bancorp on a “stand-alone” or unconsolidated basis.

The Bank, which is headquartered in Orange County, California, approximately 40 miles south of Los Angeles, conducts a commercial banking business in Orange, Los Angeles, San Bernardino and San Diego counties in Southern California. The Bank is also a member of the Federal Reserve System and its deposits are insured, to the maximum extent permitted by law, by the Federal Deposit Insurance Corporation (commonly known as the “FDIC”).

At December 31, 2007, our total assets, net loans, and total deposits had grown to $1.08 billion, $773 million and $747 million, respectively. Additionally, as of that date a total of approximately 10,400 deposit accounts were being maintained at the Bank by our customers, of which approximately 37% were business customers. Currently we operate eight full service commercial banking offices (which we refer to as “financial centers”) and an internet banking branch at www.pmbank.com. Due to the Bank’s internet presence, the Bank has customers who are located in 49 states and the District of Columbia, although the vast majority of our customers are located in Southern California.

The Bank commenced business in March 1999, with the opening of its first financial center, located in Newport Beach, California, and in April 1999 it launched its internet banking site, at www.pmbank.com, where our customers are able to conduct many of their business and personal banking transactions, more conveniently and less expensively, with us, 24 hours a day, 7 days a week. We have achieved rapid growth in Southern California since then, opening the following seven additional financial centers between August 1999 and July, 2005:

Banking and Financial Center Locations	County	Opened for Business
San Juan Capistrano, California(1)	Orange	August 1999
Costa Mesa, California	Orange	June 2001
Beverly Hills, California	Los Angeles	July 2001
La Jolla, California	San Diego	June 2002
La Habra, California	Orange	September 2003
Long Beach, California	Los Angeles	September 2004
Ontario, California	San Bernardino	July 2005

(1)	This office was originally opened in San Clemente, California, and was relocated to San Juan Capistrano in 2006.

According to data published by the FDIC, at September 30, 2007 there were approximately 156 commercial banks operating with banking offices located in the counties of Los Angeles, Orange, San Diego, Riverside and San Bernardino in Southern California. Of those commercial banks, 21 had assets in excess of $2 billion (several of which operate in multiple states); 119 had assets under $500 million (which are often referred to as “community banks”); 8 had assets between $500 million and $1 billion, and 8, including our Bank, had assets ranging between $1 billion and $2 billion. As a result, we believe that we are well-positioned to achieve further growth in Southern California.

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

Our Business Strategy

Our growth and expansion are the result of our adherence to a business plan which was created by our founders, who include both experienced banking professionals and individuals who came out of the computer industry. That business plan is to build and grow a banking organization that offers its customers the best attributes of a community bank, which are personalized and responsive service, while taking advantage of advances in computer technology to reduce costs and at the same time extend the geographic coverage of our banking franchise, initially within Southern California, by opening additional financial centers and benefiting from opportunities that may arise in the future to acquire other banks.

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

We plan to continue to focus our services and offer products primarily to small to mid-size businesses in order to achieve internal growth of our banking franchise. We believe this focus will enable us to grow our loans and other earning assets and increase our core deposits (consisting of non-interest bearing demand, and lower cost savings and money market deposits), with the goal of increasing our net interest margins and improving our profitability. We also believe that, with our technology systems in place, we have the capability to significantly increase the volume of banking transactions without having to incur the cost or disruption of a major computer enhancement program.

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

•

A high level of personal service and responsiveness, more typical of independent and community banks, which we believe gives us a competitive advantage over large out-of-state and other large multi-regional banks that are unable, or unwilling, due to the expense involved, to provide that same level of personal service to this segment of the banking market; and

•

The added flexibility, convenience and efficiency of conducting banking transactions with us over the Internet, which we believe further differentiates us from many of the community banks with which we compete and enables us to reduce the costs of providing services to our customers.

Deposit Products

Deposits are a bank’s principal source of funds for making loans and acquiring other interest earning assets. Additionally, the interest expense that a bank must incur to attract and maintain deposits has a significant impact on its operating results. A bank’s interest expense, in turn, will be determined in large measure by the types of deposits that it offers to and is able to attract from its customers. Generally, banks seek to attract “core deposits” which consist of demand deposits that bear no interest and low cost interest-bearing checking, savings and money market deposits. By comparison, time deposits (also sometimes referred to as “certificates of deposit”), including those in denominations of $100,000 or more, usually bear much higher interest rates and are more interest-rate sensitive and volatile than core deposits. A bank that is not able to attract significant amounts of core deposits must rely on more expensive time deposits or alternative sources of fund, such as Federal Home Loan Bank borrowings, to fund interest-earning assets, which means that its costs of funds will be higher and, as a result, its net interest margin is likely to be lower than a bank with higher proportion of core deposits. See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS — Results of Operations-Net Interest Income.”

The following table sets forth, by type of deposit, the year-to-date average balances and total amounts of the deposits maintained by our customers as of December 31, 2007:

	December 31, 2007
	Year-to-Date Average Balance	Balance at
	(In thousands)
Type of Deposit
Noninterest-bearing checking accounts	$175,245	$187,551
Interest-bearing checking accounts(1)	22,245	22,292
Money market and savings deposits(1)	154,263	153,132
Certificates of deposit(2)	396,909	383,688

Totals	$748,662	$746,663

(1)

Includes savings accounts and money market accounts. Excludes money market deposits maintained at the Bank by PM Bancorp with an annual average balance of $22.5 million for the year ended and a balance of $23.8 million at December 31, 2007,

(2)

Comprised of time certificates of deposit in varying denominations under and over $100,000. Excludes certificates of deposit maintained by PM Bancorp at the Bank with an average balance of $4.8 million for the year ended and a balance of $250,000 at December 31, 2007.

Loan Products

We offer our customers a number of different loan products, including commercial loans and credit lines, accounts receivable and inventory financing, SBA guaranteed business loans, commercial real estate and construction loans, and consumer loans. The following table sets forth the types and the amounts of our loans that were outstanding:

	At December 31, 2007
	Amount	Percent of Total
	(Dollars in thousands)
Commercial loans	$269,887	34.6%
Commercial real estate loans – owner occupied	163,949	21.0%
Commercial real estate loans – all other	108,866	14.0%
Residential mortgage loans – multi-family	92,440	11.9%
Residential mortgage loans – single family	64,718	8.3%
Construction loans	47,179	6.1%
Land development loans	25,800	3.3%
Consumer loans	6,456	0.8%

Gross loans	$779,295	100.0%

Commercial Loans

The commercial loans we offer generally include short-term secured and unsecured business and commercial loans with maturities ranging from 12 to 24 months, accounts receivable financing for terms of up to 18 months, equipment and automobile loans and leases which generally amortize over a period of up to 7 years, and SBA guaranteed business loans with terms of up to 10 years. The interest rates on these loans generally are adjustable and usually are indexed to The Wall Street Journal’s prime rate. However, since 2003 it generally has been our practice to establish an interest rate floor on our commercial loans, generally ranging from 5.0% to 6.0%. In order to mitigate the risk of borrower default, we generally require collateral to support the credit or, in the case of loans made to businesses, personal guarantees from their owners, or both. In addition, all such loans must have well-defined primary and secondary sources of repayment. Generally, lines of credit are granted for no more than a 12-month period and are subject to periodic reviews.

Commercial loans, including accounts receivable financing, generally are made to businesses that have been in operation for at least three years. In addition, generally these borrowers must have debt-to-net worth ratios not exceeding 4-to-1, operating cash flow sufficient to demonstrate the ability to pay obligations as they become due, and good payment histories as evidenced by credit reports.

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

Commercial loan growth is important to the growth and profitability of our banking franchise because, although not required to do so, commercial loan borrowers often establish noninterest-bearing (demand) and interest-bearing transaction deposit accounts and banking services relationships with us. Those deposit accounts help us to reduce our overall cost of funds and those banking services relationships provide us with a source of non-interest income.

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

Customers desiring to obtain a commercial real estate loan are required to have good payment records with a debt coverage ratio generally of at least 1.25 to 1. In addition, we require adequate insurance on the property securing the loan to protect the collateral value. These loans are generally adjustable rate loans with interest rates tied to a variety of independent indexes. Although in some cases these loans have fixed rates for an initial five year period and adjust thereafter based on the applicable index. These loans are generally written for terms of up to 12 years, with loan-to-value ratios of not more than 75% on owner occupied properties and 65% on non-owner occupied properties.

Residential Mortgage Loans

Residential mortgage loans consist primarily of loans that are secured by first trust deeds on apartment buildings or other multi-family dwellings. To a lesser extent, we make loans secured by single-family residential properties, which we usually retain in our loan portfolio rather than sell to third party investors.

As part of its commercial banking business, the Bank originates multi-family residential mortgage loans primarily in Los Angeles and Orange Counties for terms up to 30 years. These loans generally are adjustable rate loans with interest rates tied to a variety of independent indexes; although in some cases these loans have fixed interest rates for an initial five-year period and adjust thereafter based on an applicable index. These loans generally have interest rate floors, payment caps, and prepayment penalties. The loans are underwritten based on a variety of borrower and property criteria. Borrower criteria include liquidity and cash flow analysis and credit history verifications. Property criteria generally include loan to value limits under 75% and debt coverage ratios of 1.20 to 1 or greater.

Single-family mortgages consist principally of adjustable rate loans, except that in some cases they have fixed interest rates for the initial 5 years of the loan term and adjust thereafter. The majority of these loans were made for the purchase of, or refinancing of existing loans on, owner-occupied homes. The Bank is not currently originating residential mortgage loans for sale to investors.

Real Estate Construction and Land Development Loans

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

Business Banking Services

We offer various banking and financial services designed primarily for our business banking customers. Those services include:

•

Financial management tools and services that include multiple account control, account analysis, transaction security and verification, wire transfers, bill payment, payroll and lock box services, most of which are available at our Internet website, www.pmbank.com; and

•

Automated clearinghouse (ACH) origination services which enable businesses, that charge for their services or products on a recurring monthly or other periodic basis, to obtain payment from their customers through an automatic, pre-authorized debit from their customers’ bank accounts anywhere in the United States.

Convenience Banking Services

We also offer a number of services and products that make it more convenient to conduct banking transactions, such as Internet banking services, ATMs, night drop services, courier and armored car services that enable our business customers to order and receive cash without having to travel to our banking offices, and Remote Deposit Capture (PMB Xpress Deposit) which enables business customers to image checks they receive for electronic deposit at the Bank, thereby eliminating the need for customers to travel to our offices to deposit checks into their accounts.

Internet Banking Services

Our customers can securely access our internet bank at www.pmbank.com to:

•	Use financial cash management services

•	View account balances and account history

•	Transfer funds between accounts

•	Pay bills and order wire transfers of funds

•	Transfer funds from credit lines to deposit accounts

•	Order cash for delivery by courier service

•	Make loan payments

•	Print bank statements

•	Place stop payments

•	Purchase certificates of deposit

•	Re-order checks

Security Measures

Our ability to provide customers with secure and uninterrupted financial services is of paramount importance to our business. We believe our computer banking systems, services and software meet the highest standards of bank and electronic systems security. The following are among the security measures that we implemented:

Bank-Wide Security Measures

•

Service Continuity. In order to better ensure continuity of service, we have located our critical servers and telecommunications systems at an offsite hardened and secure data center. This center provides the physical environment necessary to keep servers up and running 24 hours a day, 7 days a week. This data center has raised floors, temperature control systems with separate cooling zones, seismically braced racks, and generators to keep the system operating during power outages and has been designed to withstand fires and major earthquakes. The center also has a wide range of physical security features, including smoke detection and fire suppression systems, motion sensors, and 24x7 secured access, as well as video camera surveillance and security breach alarms. The center is connected to the Internet by redundant high speed data circuits with advanced capacity monitoring.

•	Physical Security. All servers and network computers reside in secure facilities. Only employees with proper identification may enter the primary server areas.

•

Monitoring. All customer transactions on our internet servers and internal computer systems produce one or more entries into transactional logs. Our personnel routinely review these logs as a means of identifying and taking appropriate action with respect to any abnormal or unusual activity. We believe that, ultimately, vigilant monitoring is the best defense against fraud.

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

Retail Securities Brokerage Business. In December 2002 we began offering our customers retail securities brokerage services through PMB Securities Corp., a wholly-owned subsidiary that was a securities broker-dealer registered with the Securities and Exchange Commission, and a member of the National Association of Securities Dealers, Inc. (the “NASD”). In the second quarter of 2006, we sold that retail securities brokerage company.

Accordingly, our commercial banking business comprises our continuing operations, while the wholesale mortgage lending business and retail securities brokerage business are classified as discontinued operations in our consolidated financial statements for the years ended December 31, 2005 and 2006. Since those businesses were disposed of prior to 2007, their operations did not affect our results of operations in the year ended December 31, 2007 and will not affect our results of operations in the future.

As part of our retail commercial banking business, we continue to offer and make mortgage loans on multi-family residences and, to a lesser extent, on single family residences. However, we generally retain these loans in our loan portfolio, rather than resell them into the secondary mortgage market.

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

Major financial institutions that operate throughout California and that have offices in our service areas include Bank of America, Wells Fargo Bank, Union Bank of California, Bank of the West, Washington Mutual Savings Bank, U. S. Bancorp, Comerica Bank and Citibank. Larger independent banks and other financial institutions with offices in our service areas include, among others, City National Bank, Citizens Business Bank, California National Bank, Manufacturers Bank, and California Bank and Trust.

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

To the extent customers desire loans in excess of our lending limits or services not offered by us, we attempt to assist them in obtaining such loans or other services through participations with other banks or assistance from our correspondent banks or third party vendors.

Competitive Conditions in Internet Banking

There are a number of banks that offer services exclusively over the internet, such as E*TRADE Bank, and other banks, such as Bank of America and Wells Fargo Bank, that market their internet banking services to their customers nationwide. We believe that only the larger of the commercial banks with which we compete offer the comprehensive set of internet banking services that we offer to our customers. However, an increasing number of community banks are beginning to offer internet banking services by relying on third party vendors to provide the functionality they need to provide such services. Additionally, many of the larger banks do have greater market presence and greater financial resources to market their internet banking service than do we. Moreover, new competitors and competitive factors are likely to emerge, particularly in view of the rapid development of internet commerce. On the other hand, there have been some recently published reports indicating that the actual rate of growth in the use of the internet banking services by consumers and businesses is lower than had been previously predicted and that many customers still prefer to be able to conduct at least some of their banking transactions at local banking offices. We believe that these findings support our strategic decision, made at the outset of our business, to offer customers the benefits of both traditional and internet banking services. We also believe that this strategy has been an important factor in our growth to date and will contribute to our growth in the future. See “BUSINESS — Background — Our Business Plan — Business Strategy” earlier in this Section of this Report.”

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

Pacific Mercantile Bancorp

General. Pacific Mercantile Bancorp is a registered bank holding company subject to regulation under the Bank Holding Company Act of 1956, as amended. Pursuant to that Act, we are subject to supervision and periodic examination by, and are required to file periodic reports with, the Board of Governors of the Federal Reserve System (the “Federal Reserve Board” or the “FRB”).

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

As a bank holding company, we must obtain the prior approval of the Federal Reserve Board before we may acquire more than 5% of the outstanding shares of any class of voting securities, or of substantially all of the assets, of any bank or other bank holding company and for any merger with any other bank holding company. Additionally, we are required to obtain the prior approval of the Federal Reserve Board for the acquisition of more than 5% of the outstanding shares of any class of voting securities, or of substantially all of the assets, of other entities engaged in banking-related businesses or that provide banking-related services.

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

Financial Services Modernization Legislation. The Financial Services Modernization Act, which also is known as the Gramm-Leach-Bliley Act, was enacted into law in 1999. The principal objectives of that Act were to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities and investment banking firms, and other financial service providers. Accordingly, the Act has revised and expanded the Bank Holding Company Act to permit a bank holding company system, meeting certain specified qualifications, to engage in broader range of financial activities to foster greater competition among financial services companies. To accomplish those objectives, among other things, the Act repealed the two affiliation provisions of the Glass-Steagall Act that had been adopted in the early 1930s during the Depression: Section 20, which restricted the affiliation of Federal Reserve Member Banks with firms “engaged principally” in specified securities activities; and Section 32, which restricted officer, director, or employee interlocks between a member bank and any company or person “primarily engaged” in specified securities activities. The Financial Services Modernization Act also contains provisions that expressly preempt and make unenforceable any state law restricting the establishment of financial affiliations, primarily related to insurance. That Act also:

•	broadened the activities that may be conducted by national banks, bank subsidiaries of bank holding companies, and their financial subsidiaries;

•	provided an enhanced framework for protecting the privacy of consumer information;

•	adopted a number of provisions related to the capitalization, membership, corporate governance, and other measures designed to modernize the Federal Home Loan Bank system;

•	modified the laws governing the implementation of the Community Reinvestment Act (which is described in greater detail below); and

•	addressed a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of banking institutions.

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

To date the Financial Services Modernization Act has not had a material effect on our operations. However, because the Act enables banks, securities firms, and insurance companies to affiliate, the financial services industry may experience further consolidation. Additionally, the Act may have the result of increasing the competition that we face from larger institutions and other types of companies offering diversified financial products, many of which may have substantially greater financial resources than we have.

Privacy Provisions of the Financial Services Modernization Act. As required by the Financial Services Modernization Act, federal banking regulators have adopted rules that limit the ability of banks and other financial institutions to disclose nonpublic information about consumers to nonaffiliated third parties. Pursuant to the rules, financial institutions must provide:

•

initial notices to customers about their privacy policies, describing the conditions under which banks and other financial institutions may disclose non-public personal information about their customers to non-affiliated third parties and affiliates;

•	annual notices of their privacy policies to current customers; and

•	a reasonable method for customers to “opt out” of disclosures to nonaffiliated third parties.

California’s Elder Abuse and Dependent Adult Civil Protection Act (California Welfare and Institutions Code 15630.1). Effective January 1, 2007, California law imposed a requirement on banks to report suspected elder and dependent adult financial abuse to Adult Protective Services or local law enforcement agencies. The Act makes all officers and bank employees mandated reporters of suspected financial abuse of an elder or dependent adult in California. Pacific Mercantile Bank is required to train employees to recognize signs of elder and dependent adult financial abuse financial abuse and take appropriate action to protect their best interests.

The Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 (i) established new requirements with respect to oversight and supervision of public accounting firms, and (ii) required the implementation of measures designed to improve corporate governance of companies with securities registered under the Securities and Exchange Act of 1934, as amended (“public companies”) and which, therefore, apply to us. Among other things, the Sarbanes-Oxley Act:

•

Provided for the establishment of a five-member oversight board, known as the Public Company Accounting Oversight Board (the “PCAOB”), which is appointed by the Securities and Exchange Commission and that is empowered to set standards for and has investigative and disciplinary authority over accounting firms that audit the financial statements of public companies.

•

Prohibits public accounting firms from providing various types of consulting services to their public company clients and requires accounting firms to rotate partners among public company clients every five years in order to assure that public accountants maintain their independence from managements of the companies whose financial statements they audit.

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

We have taken the actions required by, and we believe we are in compliance with the provisions of the Sarbanes-Oxley Act that are applicable to us. Among other things, we have implemented disclosure controls and procedures and taken other actions to meet the expanded disclosure requirements and certification requirements of the Sarbanes-Oxley Act. Additionally, our Chief Executive and Chief Financial Officers have tested and have determined that our internal control over financial reporting was effective as of December 31, 2007 and our independent registered public accounting firm has issued its report, which is contained in Item 9A of this Annual Report, expressing an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2007. We also have determined that six of our seven directors meet the independence requirements of, and that all members of our audit committee meet the more stringent standards of independence applicable to audit committee membership pursuant to, the Sarbanes-Oxley Act.

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

Various requirements and restrictions under the Federal and California banking laws affect the operations of the Bank. These laws and the implementing regulations, which are promulgated by Federal and State regulatory agencies, cover most aspects of a bank’s operations, including the reserves a bank must maintain against deposits and for possible loan losses and other contingencies; the types of deposits it obtains and the interest it is permitted to pay on deposit accounts; the loans and investments that a bank may make; the borrowings that a bank may incur; the number and location of banking offices that a bank may establish; the rate at which it may grow its assets; the acquisition and merger activities of a bank; the amount of dividends that a bank may pay; and the capital requirements that a bank must satisfy, which can determine the extent of supervisory control to which a bank will be subject by its federal and state bank regulators. A more detailed discussion regarding capital requirements that are applicable to us and the Bank is set forth below under the caption “Capital Standards and Prompt Corrective Action.”

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

In first quarter of 2005, the Federal Reserve Bank of San Francisco, which exercises the supervisory authority of the Federal Reserve Board over the Federal Reserve member banks in its region, commenced a consumer compliance examination of the Bank, which included the Bank’s wholesale mortgage lending division. As a result of that examination, in late 2005 the

Federal Reserve Bank expressed certain criticisms and concerns about the wholesale mortgage lending division’s regulatory compliance program, the primary purpose of which is to assure compliance with the numerous and complex regulations and disclosure rules that apply to mortgage lending. In February 2006, the Bank entered into a Memorandum of Understanding with the Federal Reserve Bank of San Francisco. That Memorandum required the Bank to take a number of actions that were designed to strengthen, and to satisfactorily resolve the criticisms and concerns expressed by the Federal Reserve Bank with respect to, that compliance program. The Memorandum of Understanding also required the Bank to submit periodic reports to the Federal Reserve Bank with respect to its progress in implementing the actions required by the Memorandum of Understanding. The Bank implemented the required actions and the Federal Reserve Bank released the Bank from the Memorandum of Understanding on September 7, 2007.

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

Capital Standards and Prompt Corrective Action

Capital Standards. The Federal Reserve Board and the other federal bank regulatory agencies have adopted uniform risk-based minimum capital guidelines intended to require banking organizations to maintain capital at levels that reflect the degree of risk associated with the banking organization’s operations both for assets that are reported on the organization’s balance sheet, and for assets such as letters of credit and recourse arrangements that are recorded as off-balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off-balance sheet items are multiplied by one of several risk adjusted percentages, which range from 0% percent for assets with low credit risk, such as U.S. Treasury securities, to 100% for assets with relatively high credit risk, such as commercial loans.

These guidelines require banking organizations to maintain a ratio of qualifying total capital to risk-adjusted assets of at least 8% and a minimum ratio of Tier 1 capital to risk-adjusted assets of 4%. Tier 1 capital consists principally of common stock and non-redeemable preferred stock, retained earnings and, to a limited extent, subordinated long term debentures or notes that meet certain conditions established by the Federal Reserve Board. See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS — Capital Resources” in Item 7 in Part II of this Report.

In addition to the risk-based guidelines, federal banking regulators require banking organizations to maintain a ratio of Tier 1 capital-to-total average assets of 4%, which is referred to as “the leverage” ratio. However, for a banking organization to be rated by a bank regulatory agency above minimum capital requirements, its minimum leverage ratio must be higher than 4%.

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

However, an FDIC insured banking institution that, based upon its capital levels, is classified as well capitalized, adequately capitalized, or undercapitalized may be treated as though it were in the next lower capital category if its primary federal banking regulatory agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition or an unsafe or unsound practice warrants such treatment. At each successive lower capital category, an insured banking institution is subject to greater operating restrictions and increased regulatory supervision. The federal banking agencies, however, may not treat a significantly undercapitalized institution as critically undercapitalized unless its capital ratio actually warrants such treatment. As of December 31, 2007, neither the Company nor the Bank has been notified by any regulatory agency that would require the Company or the Bank to maintain additional capital.

The following table sets forth, as of December 31, 2007, the capital ratios of the Company (on a consolidated basis) and the Bank (on a stand-alone basis) and compares those capital ratios to the federally established capital requirements that must be met for a bank holding company or a bank to be deemed “adequately capitalized” or “well capitalized” under the prompt corrective action regulations that are described above:

At December 31, 2007	Actual	To Be Classified for Regulatory Purposes As
		Adequately Capitalized	Well Capitalized
Total Capital to Risk Weighted Assets
Company	14.6%	At least 8.0%	At least 10.0%
Bank	11.4%	At least 8.0%	At least 10.0%
Tier I Capital to Risk Weighted Assets
Company	13.8%	At least 4.0%	At least 6.0%
Bank	10.6%	At least 4.0%	At least 6.0%
Tier I Capital to Average Assets
Company	10.7%	At least 4.0%	At least 5.0%
Bank	8.2%	At least 4.0%	At least 5.0%

As the above table indicates, at December 31, 2007 the Company (on a consolidated basis) and the Bank (on a stand-alone basis) exceeded the capital ratios required for classification as well-capitalized institutions under federally mandated capital standards and federally established prompt corrective action regulations.

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

In addition, federal banking agencies also have adopted safety and soundness guidelines with respect to asset quality. These guidelines provide six standards for establishing and maintaining a system to identify problem assets and prevent those assets from deteriorating. Under these standards, an FDIC-insured depository institution is expected to:

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

FDIC Deposit Insurance

The FDIC operates an insurance fund that insures deposits in FDIC-insured depository institutions up to federally prescribed limits. On March 31, 2006, the FDIC merged the Bank Insurance Fund (BIF) and the Savings Association Fund (SAIF) to form the Deposit Insurance Fund (DIF) in accordance with the Federal Deposit Insurance Reform Act of 2005. As a result of the merger of the BIF and SAIF, all insured institutions are subject to the same assessment rate schedule for their deposits. The amount each institution is assessed is based upon statutory factors that include the balance of insured deposits as well as the degree of risk the institution poses to the insurance fund. The degree of risk is measured by a risk-based assessment matrix that covers capital ratios, ranging from well-capitalized to less than adequately capitalized and supervisory ratings from the regulatory agency of the bank. The supervisory ratings are a composite rating of the institution based as follows: 25% each for capital and management; 20% for asset quality; and 10% each for earnings, liquidity and sensitivity to market risk. In 2007, the assessment rates ranged between $0.05 and $0.43 per $100 in assessable deposits. The insurance assessment is based on the bank’s quarterly report of its financial condition and operating results (commonly known as a bank’s “call report”) and is charged to the institution at the end of the following quarter. FDIC insurance expense is recorded as noninterest expense in the Company’s statements of income.

All FDIC-insured depository institutions also are required to pay an annual assessment for the payment of interest on bonds (known as “FICO Bonds”) that were issued by the Financing Corporation, a federally chartered corporation, to assist in the recovery of the savings and loan industry following the failure of numerous savings and loan institutions in the 1980s. The FICO rates for the first six months and the second six months of 2007 were $0.0122 and $0.0114, respectively, per $100 of assessable deposits of the insured banks. The FICO assessment rates are adjusted quarterly by the FDIC to reflect changes in the assessment bases of the FDIC’s insurance funds and do not vary on the basis of the bank’s capital or supervisory ratings of the institution. The FICO bonds will mature between the year 2017 and 2019.

Community Reinvestment Act and Fair Lending Developments

The Bank is subject to fair lending requirements and the evaluation of its small business operations under the Community Reinvestment Act (“CRA”). That Act generally requires the federal banking agencies to evaluate the record of a bank in meeting the credit needs of its local communities, including those of low- and moderate-income neighborhoods in its service area. A bank may be subject to substantial penalties and corrective measures for a violation of fair lending laws. Federal banking agencies also may take compliance with fair lending laws into account when regulating and supervising other activities of a bank or its bank holding company.

A bank’s compliance with its CRA obligations is based on a performance-based evaluation system which determines the bank’s CRA ratings on the basis of its community lending and community development performance. When a bank holding company files an application for approval to acquire a bank or another bank holding company, the Federal Reserve Board will review the CRA assessment of each of the subsidiary banks of the applicant bank holding company, and a low CRA rating may be the basis for denying the application.

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

Fair and Accurate Credit Transactions Act of 2003 (“FACT Act”). The FACT Act revises certain sections of the Fair Credit Reporting Act (“FCRA”) and establishes additional rights for consumers to obtain copies of and to correct their credit reports; addresses identity theft; limits the use of medical information by lenders in making credit decisions, requires the disclosure of credit scores in real estate secured transactions, and establishes additional requirements for consumer reporting agencies and financial institutions that provide adverse credit information about consumers to those agencies. The FACT Act also extends the period during which consumers may opt-out of prescreened lists for credit or insurance marketing solicitations; extends the statute of limitations for civil liability for violations of the Fair Credit Reporting Act; and requires a financial institution’s affiliates that exchange consumer information for market solicitation purposes to alert the consumer of the practice and allows the consumer to prohibit permanently all solicitations for marketing purposes. Certain provisions of the FACT Act became effective at the end of 2004, and its remaining provisions became effective on various dates in 2005. The FACT Act also preempts state laws that provide for similar or even more extensive regulations, such as the California Financial Information Privacy Act, which became effective in July 1, 2003 and had imposed disclosure and reporting requirements on financial institutions based in California that were more extensive than those contained in the FACT Act. Since we had already implemented measures to comply with the California Financial Privacy Act, our compliance with FACT Act and its implementing regulations have not caused us to incur any material increases in our operating expenses.

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

Effects of Legislation and Government Regulation on Competition

Existing and future state and federal legislation, and government regulation of banking institutions, could significantly affect our costs of doing business, the range of permissible activities in which we may engage and the competitive balance among major and smaller banks and other financial institutions. We cannot predict the impact such developments may have on commercial banking in general or on our business in particular. For additional information regarding these matters, see the discussion above under the caption “—Supervision and Regulation.”

Employees

As of December 31, 2007, we employed 137 persons on a full-time equivalent basis. None of our employees are covered by a collective bargaining agreement. We believe relations with our employees are good.

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

This Report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7 in Part II of this Report, contains certain forward-looking statements. Forward-looking statements contain estimates of, or express our expectations, beliefs or views regarding, our future financial performance, which are based on current information and are subject to a number of risks and uncertainties that could cause our actual operating results and financial performance in the future to differ, possibly significantly, from those set forth in the forward-looking statements. For that reason, you should not place undue reliance on those forward-looking statements. Those risks and uncertainties include, although they are not limited to, the following:

We face intense competition from other banks and financial institutions that could hurt our business

We conduct our business operations in Southern California, where the banking business is highly competitive and is dominated by a relatively small number of large multi-state banks with operations and offices covering wide geographical areas. We also compete with other financial service businesses, mutual fund companies, and securities brokerage and investment banking firms that offer competitive banking and financial products and services as well as products and services that we do not offer. The larger banks, and some of those other financial institutions, have greater resources that enable them to conduct extensive advertising campaigns and to shift resources to regions or activities of greater potential profitability. Some of these banks and institutions also have substantially more capital and higher lending limits that enable them to attract larger clients, and offer financial products and services that we are unable to offer, particularly with respect to attracting loans and deposits. Increased competition may prevent us (i) from achieving increases, or could even result in decreases, in our loan volume or deposit balances, or (ii) from increasing interest rates on loans or reducing interest rates we pay to attract or retain deposits, any of which could cause a decline in our interest income or an increase in our interest expense, that could lead to reductions in our net interest income and earnings.

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

National economic conditions and changes in Federal Reserve Board monetary policies could affect our operating results

Our ability to achieve and sustain profitability is substantially dependent on our net interest income. Like most banking organizations and other depository institutions, our net interest income is affected by a number of factors outside of our control, including changes in market rates of interest, that occur from time to time as a result of changes in national economic conditions, and changes by the Federal Reserve Board in its monetary policies in response to threats of increased inflation, a slowing of economic growth or the on-set of recessionary conditions. For example, interest rate reductions by the Federal Reserve Board or a slowing of the economy can result in decreases in the interest we can earn on loans and other interest-earning assets. Also, our net interest margin and net interest income could decline if we are not able, in response to such conditions, to reduce the interest rates we must pay on deposits and other interest-bearing liabilities to the same extent as we are required to reduce the rates we are able to charge on the loans we make. Adverse changes in economic conditions also could cause potential borrowers to fail to qualify for our loan products and reduce loan demand, thereby reducing our net interest margins and our net interest income. In addition, adverse changes in economic conditions could adversely affect the financial capability of borrowers to meet their loan obligations which could result in an increase in loan losses and could require us to increase the provisions we must make for possible loan losses, which would reduce our income.

We could incur losses on the loans we make

The failure or inability of borrowers to repay their loans is an inherent risk in the banking business. We take a number of measures designed to reduce this risk, including the maintenance of stringent loan underwriting policies, the establishment of reserves for possible loan losses and the requirement that borrowers provide collateral that we could sell in the event they fail to pay their loans. However, the ability of borrowers to repay their loans, the adequacy of our reserves and our ability to sell collateral for amounts sufficient to offset loan losses are affected by a number of factors outside of our control, such as changes in economic conditions, increases in market rates of interest and changes in the condition or value of the collateral securing our loans. As a result, we could incur losses on the loans we make that will hurt our operating results and weaken our financial condition.

Expansion of existing financial centers might not achieve expected growth or increases in profitability

We have grown substantially in the past eight years by (i) opening new financial centers in population centers, and (ii) adding banking professionals at our existing financial centers, with the objective of attracting additional customers including, in particular, small to medium size businesses, that will add to our profitability. We intend to continue that growth strategy. However, there is no assurance that we will continue to be successful in achieving this objective. Implementation of this strategy will require us to incur expenses in establishing new financial centers or adding banking professionals, long before we are able to attract, and with no assurance that we will succeed in attracting, a sufficient number of new customers that will enable us to generate the revenues needed to increase our profitability. As a result, our earnings could decline if we are unable to successfully implement this strategy.

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

Our computer and network systems may be vulnerable to unforeseen problems and security risks

The computer systems and network infrastructure that we use to provide automated and internet banking services could be vulnerable to unforeseen problems. Our operations are dependent upon our ability to protect our computer equipment against damage from fire, power loss, telecommunications failure, earthquakes and similar catastrophic events and from security breaches. Any of those occurrences could result in damage to or a failure of our computer systems that could cause an interruption in our banking services and, therefore, harm our business, operating results and financial condition. Additionally, interruptions in service and security breaches that could result in the theft of confidential customer information could lead existing customers to terminate their banking relationships with us and could make it more difficult for us to attract new banking customers.

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

Set forth below is information regarding our headquarters office and our eight existing financial services centers. All of our offices are leased.

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

We continue to evaluate and seek office space for additional financial centers to be located in other areas of Southern California in furtherance of our growth strategy. See “BUSINESS — Our Business Strategy.”

ITEM 3.	LEGAL PROCEEDINGS

We are subject to legal actions that arise from time to time in the ordinary course of our business. Currently there are no pending legal proceedings that we believe are material to our financial condition or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is information, as of March 8, 2008, regarding our principal executive officers:

Name and Age	Position with Bancorp and the Bank
Raymond E. Dellerba, 60	President and Chief Executive Officer
Nancy Gray, 57	Executive Vice President and Chief Financial Officer
Bradford Hoover, 51	Executive Vice President and Chief Credit Officer

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

Bradford C. Hoover, has been an Executive Vice President and the Chief Credit Officer of the Bank since March 2001. From 1993 through 1998, Mr. Hoover was a Senior Vice President/Regional Manager for Eldorado Bank at its Newport Beach Office. After the sale of Eldorado Bank, from 1998 to April 2000, Mr. Hoover was its interim Chief Credit Officer. He joined Pacific Mercantile Bank in May 2000 as Senior Vice President-Loan Administration and was promoted to the position of Chief Credit Officer in March 2001. Mr. Hoover has more than 25 years of banking experience in Southern California.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES

Trading Market for the Company’s Shares

Our common stock is traded on the NASDAQ National Market under the symbol “PMBC.” The following table presents the high and low sales prices for our common stock, as reported on the NASDAQ National Market, for each of the calendar quarters indicated below:

	High	Low
Year Ended December 31, 2007
First Quarter	$16.71	$14.02
Second Quarter	$14.59	$13.50
Third Quarter	$17.78	$13.60
Fourth Quarter	$16.10	$11.50

Year Ended December 31, 2006
First Quarter	$19.99	$17.37
Second Quarter	$19.88	$15.32
Third Quarter	$17.69	$15.98
Fourth Quarter	$18.19	$15.98

The high and low per share sale prices of our common stock on the NASDAQ National Market on March 6, 2008, were $9.02 and $9.75, respectively. As of March 6, 2008 there were approximately 204 holders of record of our common stock.

Stock Price Performance

The following graph compares the stock performance of our common stock, in each of the years in the five year period ended December 31, 2007, with that of (i) the companies included in the Russell 2000 Index, (ii) the Russell Microcap Index comprise of the smallest 1000 members of the Russell 2000 and the next smallest 1000 stocks by market cap, which include Pacific Mercantile Bancorp and (ii) an index, published by SNL Securities L.C. (“SNL”) and known as the SNL Western Bank Index, which is comprised of 69 banks and bank holding companies whose shares are listed on NASDAQ or the New York Stock Exchange and most of which are based in California and the remainder of which are based in nine other western states, including Oregon, Washington and Nevada. We believe that the banks and bank holding companies comprising the SNL Western Bank Index are comparable to us, in terms of the markets on which their shares trade, and their size and market capitalizations. We are using the Russell Microcap Index for the first time and intend, in future years, to use that Index in place of the Russell 2000 Index, because we are included in the Russell Microcap Index and we believe that the other companies in that Index are more comparable to us, particularly in terms of market capitalizations and the markets on which their shares trade, than the largest 1,000 companies in the Russell 2000 Index.

Index	Period Ending
	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
Pacific Mercantile Bancorp	100.00	133.66	241.60	240.08	223.79	170.15
Russell 2000	100.00	147.25	174.24	182.18	215.64	212.26
SNL Western Bank Index	100.00	135.46	153.94	160.27	180.84	151.05
Russell Microcap Index	100.00	166.36	189.88	194.76	226.97	208.81

The Stock Performance Graph assumes that $100 was invested in the Company on December 31, 2002, and, at that same date, in the Russell 2000 Index, Russell Microcap Index and the SNL Western Bank Index and that any dividends paid in the indicated periods were reinvested. Shareholder returns shown in the Performance Graph are not necessarily indicative of future stock price performance.

Dividend Policy and Share Repurchase Program

Dividend Policy and Payment of Dividends. Our Board of Directors has followed the policy of retaining earnings to support the growth of the Company’s banking franchise, but will consider paying cash dividends based on a number of factors, including prevailing market conditions and the availability and alternative uses that can be made of cash in excess of the requirements of the Company’s business.

Pursuant to that policy, in February 2008, the Board of Directors declared a one-time cash dividend, in the amount of $0.10 per share of common stock, that will be paid on March 14, 2008 to all shareholders of record as of February 29, 2008.

It continues to be the policy of the Board to retain earnings to support future growth and, at the present time, there are no plans to declare any additional cash dividends, at least in the near-term. However, the Board of Directors intends from time to time to consider the advisability of paying additional dividends in the future. Any such decision will be based on a number of factors, including the Company’s future financial performance, its available cash resources and any competing needs for cash that the Company may have.

Stock Repurchase Program. In June 2005, our Board of Directors concluded that, at prevailing market prices, the Company’s shares represented an attractive investment opportunity and, therefore, that repurchases of Company shares would be a good use of Company funds. As a result, the Board of Directors approved a share repurchase program, which authorized the Company to purchase up to two percent (2%) of the Company’s outstanding common shares, which are approximately 200,000 shares in total. That program, which was publicly announced on July 28, 2005, provides for share repurchases to be made in the open market or in private transactions, in accordance with applicable Securities and Exchange Commission rules, when opportunities become available to purchase shares at prices believed to be attractive. The Company is under no obligation to repurchase any shares under the share repurchase program and the timing, actual number and value of shares that are repurchased by the Company under this program will depend on a number of factors, including the Company’s future financial performance and available cash resources, competing uses for its corporate funds, prevailing market prices of its common stock and the number of shares that become available for sale at prices that the Company believes are attractive, as well as any regulatory requirements applicable to the Company. To date we have purchased 65,400 shares under this program.

The following table sets forth information regarding our share repurchases in each of the months during the fourth quarter ended December 31, 2007.

	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Programs
October 1 to October 31, 2007	—	$—	—	150,000
November 1 to November 30, 2007	15,400	$11.75	15,400	134,600
December 1 to December 31, 2007	—	$—	—	134,600

Total	15,400	$11.75	15,400

This share repurchase program does not have an expiration date. However, the Company may elect (i) to suspend share repurchases at any time or from time to time, or (ii) to terminate the program prior to the repurchase of all of the shares authorized for repurchase under this program. Accordingly, there is no assurance that any additional shares will be repurchased under this program.

Restrictions on the Payment of Dividends

Cash dividends from the Bank represent the principal source of funds available to the Bancorp, which it might use to pay dividends or for other corporate purposes, such as expansion of its business. Therefore, government regulations, including the laws of the State of California, as they pertain to the payment of cash dividends by California state chartered banks, limit the amount of funds that would be available to the Bancorp to pay cash dividends or fund other expenditures by the Bancorp in the future. In particular, California law places a statutory restriction on the amounts of cash dividends a bank may pay to its shareholders. Under that law, cash dividends by a California state chartered bank may not exceed, in any calendar year, the lesser of (i) the sum of its net income for the year and its retained net income from the preceding two years (after deducting all dividends paid during the period), or (ii) the amount of its retained earnings. At December 31, 2007, the Bank’s retained earnings totaled approximately $29.9 million.

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

Restrictions on Intercompany Transactions

Section 23(a) of the Federal Reserve Act limits the amounts that a bank may loan to its bank holding company to an aggregate of no more than 10% of the bank subsidiary’s capital surplus and retained earnings and requires that such loans be secured by specified assets of the bank holding company - See “BUSINESS—Supervision and Regulation–Restrictions on Transactions between the Bank and the Company and its other Affiliates”. We do not have any present intention to obtain any borrowings from the Bank.

Equity Compensation Plans

Certain information, as of December 31, 2007, with respect to our equity compensation plans is set forth in Item 12, in Part III, of this Report.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The selected income statement data set forth below for the fiscal years ended December 31, 2007, 2006 and 2005, and the selected balance sheet data as of December 31, 2007 and 2006, are derived from the Company’s audited consolidated financial statements. Those consolidated financial statements, together with the notes thereto, are included in Item 8 of this Report and the data set forth below should be read in conjunction with those consolidated financial statements and with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of this Report. The selected income statement data for the years ended December 31, 2004 and 2003 and the selected balance sheet data as of December 31, 2005, 2004 and 2003 are derived from audited consolidated financial statements that are not included in this Report.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands except per share data)
Selected Income Statement Data:
Total interest income	$70,058	$63,800	$45,995	$33,352	$22,897
Total interest expense	38,617	31,418	17,298	11,694	10,477

Net interest income	31,441	32,382	28,697	21,658	12,420
Provision for loan losses	2,025	1,105	1,145	973	1,515

Net interest income after provision for loan losses	29,416	31,277	27,552	20,685	10,905
Noninterest income	1,673	1,266	1,053	2,010	1,979
Noninterest expense	21,718	20,683	17,493	14,311	12,945

Income before income taxes	9,371	11,860	11,112	8,384	(61)
Income tax expense (benefit)	3,601	4,739	4,547	3,462	(197)

Income from continuing operations	5,770	7,121	6,565	4,922	136
Loss (income) from discontinued operations, net of taxes	—	(189)	(841)	(59)	1,946

Net income	$5,770	$6,932	$5,724	$4,863	$2,082

Per share data basic:
Income from continuing operations	$0.55	$0.70	$0.64	$0.49	$0.01
(Loss) income from discontinued operations	—	(0.02)	(0.08)	(0.01)	0.30

Net income per share—basic	$0.55	$0.68	$0.56	$0.48	$0.31

Per share data diluted:
Income from continuing operations	$0.53	$0.66	$0.62	$0.47	$0.02
(Loss) income from discontinued operations	—	(0.02)	(0.08)	(0.01)	0.28

Net income per share—diluted	$0.53	$0.64	$0.54	$0.46	$0.30

Weighted average shares outstanding
Basic(1)	10,422,830	10,233,926	10,100,514	10,082,049 (1)	6,578,603
Diluted	10,855,160	10,829,775	10,562,976	10,597,433 (1)	6,866,170

	December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands except for per share information)
Selected Balance Sheet Data:
Cash and cash equivalents(2)	$53,732	$26,304	$34,822	$96,109	$59,785
Total loans(3)	773,071	740,957	650,027	511,827	351,071
Total assets	1,077,023	1,042,529	981,156	845,539	724,489
Total deposits	746,663	717,793	580,349	533,563	495,334
Junior subordinated debentures	17,527	27,837	27,837	27,837	17,527
Total shareholders’ equity	96,862	87,926	78,517	74,976	70,170
Tangible book value per share(4)	$9.36	$8.81	$8.08	$7.58	$7.10

(1)

The increase in the weighted average number of shares outstanding in 2004, as compared to prior year, was the result of the sale by the Company in December, 2003, of 3,680,000 shares of its common stock in a public offering at public offering price of $9.25 per share.

(2)	Cash and cash equivalents include cash and due from other banks and federal funds sold.
(3)	Net of allowance for loan losses and excluding mortgage loans held for sale.
(4)	Excludes accumulated other comprehensive income (loss) included in shareholders’ equity.

	December 31,
	2007	2006	2005	2004	2003
Selected Financial Ratios From Continuing Operations:
Return on average assets	0.53%	0.70%	0.72%	0.63%	0.02%
Return on average equity	6.25%	8.52%	8.54%	6.79%	0.35%
Ratio of average equity to average assets	8.47%	8.26%	8.46%	9.22%	6.17%

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Forward Looking Statements

The following discussion contains statements regarding operating trends and our beliefs and expectations regarding our future financial performance and future financial condition (which are referred to as “forward looking statements”). The consequences of those operating trends on our business and the realization of our expected future financial results, which are discussed in those forward looking statements, are subject to the uncertainties and risks that are described above in Item 1A of this Report under the caption “RISK FACTORS.” Due to those uncertainties and risks and the duration and effects of those operating trends on our business, our future financial performance may differ, possibly significantly, from the performance that is currently expected as set forth in the forward looking statements. As a result, you should not place undue reliance on those forward looking statements.

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

Discontinued Businesses

In 2001, we commenced a wholesale mortgage lending business which originated residential mortgage loans that, for the most part, were sold by us to long-term investors in the secondary residential mortgage market. In June 2005, we decided to exit that business in order to concentrate our capital and management resources on expanding our commercial banking business. This decision was based on a number of factors, which included the steady growth achieved in, and the opportunities to further expand, our commercial lending business; increases in the costs of operations of the wholesale mortgage banking business and, therefore, the prospect that, by exiting that business, we could improve the efficiency of our operations; an anticipated increase in the variability of the period-to-period operating results of the wholesale mortgage lending business, which would make it more difficult to achieve consistency and predictability in our results of operations; and the amount of capital that would be required to grow and improve the profitability of the wholesale mortgage lending business, particularly in the face of the changing interest rate and market environment. The exit of the wholesale mortgage loan operations was completed in the in the fourth quarter of 2005.

In the second quarter 2006, we sold PMB Securities Corp, our retail securities brokerage business, which had been operated as a wholly-owned subsidiary of the Bancorp.

In accordance with Statement of Financial Accounting Standard (“SFAS”) 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the operating results of the wholesale mortgage lending business and the retail securities brokerage business have been classified as discontinued operations and prior period financial statements have been restated on that same basis. See “Selected Financial Data” and our consolidated financial statements contained in Item 8 of this Report.

Additionally, as a result of exit from the wholesale mortgage lending and the securities brokerage businesses, our commercial banking business constitutes our continuing operations and the discussion that follows focuses almost entirely on its operations.

Overview of Fiscal 2007 Operating Results

The following table sets forth information regarding the interest income that we generated, the interest expense that we incurred, our net interest income, noninterest income, noninterest expense, and our net income and net income per share for the years ended December 31, 2007, 2006 and 2005.

	Year Ended December 31,
	2007		2006		2005
	Amount	Percent Change	Amount	Percent Change	Amount
	(Dollars in thousands except per share data)
Interest income	$70,058	9.8%	$63,800	38.7%	$45,995
Interest expense	38,617	22.9%	31,418	81.6%	17,298

Net interest income	$31,441	(2.9)%	$32,382	12.8%	$28,697
Provision for loan losses	$2,025	83.3%	$1,105	(3.5)%	$1,145
Noninterest income	$1,673	32.2%	$1,266	20.2%	$1,053
Noninterest expense	$21,718	5.0%	$20,683	18.2%	$17,493
Income (loss) from continuing operations(1)	$5,770	(19.0)%	$7,121	8.5%	$6,565
Income (loss) from discontinued operations(1)	$—	100.0%	$(189)	77.5%	$(841)
Net income	$5,770	(16.8)%	$6,932	21.1%	$5,724
Net income per share—diluted
Income from continuing operations	$0.53	(19.7)%	$0.66	6.5%	$0.62
Income (loss) from discontinued operations	—	100.0%	(0.02)	75.0%	(0.08)

Net income per share—diluted	$0.53	(17.2)%	$0.64	18.5%	$0.54
Weighted average number of diluted shares	10,855,160	0.2%	10,829,775	2.5%	10,562,976

(1)	Net of taxes

As the above table indicates, income from continuing operations declined by $1.4 million or 19% in 2007, as compared to 2006. That decline was primarily attributable to a combination of factors, the most important of which were:

•

Increase in Interest Expense and Decrease in Net Interest Income. Net interest income decreased by $941,000, or 3%, in fiscal 2007, primarily as a result of a $7.2 million, or almost 23%, increase in interest expense that was attributable primarily to (i) a $101 million, or 34%, increase in the average volume of certificates of deposits during fiscal 2007 as compared to fiscal 2006, and (ii) higher rates paid on interest bearing liabilities due primarily to increases in interest rates resulting from marketplace competition and increases in interest rates implemented by the Federal Reserve Board during the first nine months of 2007. The increase in interest expense was somewhat offset by a $6 million or almost 10%, increase in interest income that was primarily attributable to an increase of $47 million in the average volume of our loans and the increase in interest rates resulting from the Federal Reserve Board’s increases in interest rates.

•

Increase in the Provision for Loan Losses. In 2007, we increased the provisions for possible loan losses by $920,000 to $2.0 million from $1.1 million in 2006, in response to (i) an increase in non-performing loans and net loan charge-offs and a worsening of economic conditions, which increases the risk of borrower defaults, and (ii) the growth of our loan portfolio.

•

Increase in Noninterest Expense. Noninterest expense increased by $1 million or 5%, in fiscal 2007, as compared to fiscal 2006. That increase was primarily attributable to (i) the redemption in the third quarter of 2007, of $10.3 million of our junior subordinated debentures, as a result of which we recognized a non-cash charge of $443,000, representing the costs of the original issuance of those debentures which, until that redemption, were being amortized over the original 30 year term of those debentures, and (ii) an increase in federal deposit insurance assessments on federally insured banking institutions, which was attributable to a change in assessment formulas mandated by the Federal Deposit Insurance Reform Act of 2005.

Set forth below are certain key financial performance ratios and other financial data from continuing operations for the periods indicated:

	2007	2006	2005
Return on average assets	0.53%	0.70%	0.72%
Return on average shareholders’ equity	6.25%	8.52%	8.54%
Ratio of average equity to average assets	8.47%	8.26%	8.46%
Net interest margin(1)	2.96%	3.30%	3.40%

(1)	Net interest income expressed as a percentage of total average interest earning assets.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and general practices in the banking industry. Certain of those accounting policies are considered critical accounting policies, because they require us to make estimates and assumptions regarding circumstances or trends that could affect the value of those assets, such as economic conditions or trends that could impact our ability to fully collect our loans or ultimately realize the carrying value of certain of our other assets. Those estimates and assumptions are made based on current information available to us regarding those economic conditions or trends or other circumstances. If changes were to occur in the events, trends or other circumstances on which our estimates or assumptions were based, or other unanticipated events were to occur that might affect our operations, we may be required under GAAP to adjust our earlier estimates and to reduce the carrying value of the affected assets on our balance sheet, generally by means of charges against income. Our critical accounting policies relate to the determination of our allowance for loan losses, the fair value of securities available for sale and the realizability, and hence the valuation of deferred tax assets.

Allowance for Loan Losses. The accounting policies and practices we follow in determining the sufficiency of the allowance we establish for possible loan losses require us to make judgments and assumptions about economic and market conditions and trends that can affect the ability of our borrowers to meet their loan payment obligations to us. Accordingly, we use historical loss factors, adjusted for current economic and market conditions and other economic indicators, to determine the losses inherent in our loan portfolio and the sufficiency of our allowance for loan losses. If unanticipated changes were to occur in those conditions or trends, or the financial condition of borrowers were to deteriorate, actual loan losses could be greater than those predicted by those loss factors and our prior assessments of economic conditions and trends. In such an event, it could be necessary for us to increase the allowance for loan losses by means of a charge to income referred to in our financial statements as the “provision for loan losses.” Such an increase would reduce the carrying value of the loans on our balance sheet, and the additional provision for loan losses taken to increase that allowance would reduce our income in the period when it is determined that an increase in the allowance for loan losses is necessary. See the discussion in the subsections entitled “—Provision for Loan Losses” and “—Allowance for Loan Losses and Nonperforming Loans” below.

Fair Value of Securities Available for Sale. We determine the fair value of our investment securities by obtaining quotes from third party vendors and securities brokers. When quotes are not available, a reasonable fair value is determined by using a variety of industry standard pricing methodologies including, but not limited to, discounted cash flow analysis, matrix pricing, option adjusted spread models, as well as fundamental analysis. These pricing methodologies require us to make various assumptions relating to such matters as future prepayment speeds, yield, duration, monetary policy and demand and supply for the individual securities. Consequently, if changes were to occur in the market or other conditions on which those assumptions were based, it could become necessary for us to make adjustments to the fair values of our securities, which would have the effect of changes in accumulated other comprehensive gain/(loss) on our consolidated statements of financial condition.

Utilization and Valuation of Deferred Income Tax Benefits. The provision that we make for income taxes is based on, among other things, our ability to use certain income tax benefits available under state and federal income tax laws to reduce our income tax liability in future periods. As of December 31, 2007, the total of the unused income tax benefits (included in “Other Assets” in our consolidated balance sheet), available to reduce our income taxes in future periods was $4.6 million. Unless used, such tax benefits expire over time. Therefore, the realization of those benefits is dependent on our generating taxable income in the future in amounts sufficient to enable us to use those tax benefits prior to their expiration. We have made a judgment, based on historical experience and current and anticipated market and economic conditions and trends, that it is more likely than not that we will generate taxable income in future years sufficient to fully utilize those benefits. In the event that our income were to decline in future periods making it less likely that those benefits could be fully utilized, it could become necessary for us to establish a valuation reserve to cover the potential loss of those tax benefits by increasing the provision we make for income taxes, which would have the effect of reducing our net income in the period when that valuation reserve is established.

Results of Operations

Net Interest Income

One of the principal determinants of a bank’s income is its net interest income, which is the difference between (i) the interest that a bank earns on loans, investment securities and other interest earning assets, on the one hand, and (ii) its interest expense, which consists primarily of the interest it must pay to attract and retain deposits and the interest that it pays on borrowings and other interest-bearing liabilities, on the other hand. A bank’s interest income and interest expense are, in turn, affected by a number of factors, some of which are outside of its control, including national and local economic conditions and the monetary policies of the Federal Reserve Board (the “FRB”) which affect interest rates, the demand among prospective borrowers, and the competition among banks and other lending institutions for loans, and the ability of borrowers to meet their loan payment obligations. Net interest income, when expressed as a percentage of total average interest earning assets, is a banking organization’s “net interest margin.”

Fiscal 2007 Compared to Fiscal 2006. In fiscal 2007, our net interest decreased by $941,000, or 3%, to $31.4 million, from $32.4 million in fiscal 2006, primarily as a result of a $7.2 million, or 23%, increase in interest expense that more than offset a $6.3 million, or 10% increase in interest income.

The increase in interest expense in 2007 over 2006 was due primarily to (i) increases of $101 million in the average volume of time deposits, on which we pay higher rates of interest than on core deposits, and (ii) an increase in the average interest rate paid on interest-bearing liabilities to 4.76% in 2007 from 4.24% in 2006, primarily as a result of the increases in interest rates promulgated by the Federal Reserve Board during the first nine months of 2007.

The increase in interest income was primarily attributable to (i) an increase of $47 million, or 7%, in the average volume of our outstanding loans during fiscal 2007 over fiscal 2006 and (ii) an increase in yields on interest earning assets to 6.60% in 2007 from 6.50% in 2006, due primarily to the effects of interest rate increases by the Federal Reserve Board in furtherance of its national monetary policies. We funded the increase in loan volume by increasing the volume of interest-bearing deposits and by generating funds from sales of securities held for sale.

Our net interest margin for fiscal 2007 decreased to 2.96% from 3.30% in fiscal 2006. That decrease was primarily attributable to the overall increase in deposits, together with a change in the mix of our deposits to a higher proportion of time deposits and a lower proportion of non-interest bearing deposits, in 2007 compared to 2006, which caused our interest expense to increase at a faster rate than did our interest income.

Fiscal 2006 Compared to Fiscal 2005. In fiscal 2006, net interest income increased by $3.7 million, or 13%, to $32.4 million, from $28.7 million in fiscal 2005, primarily as a result of a $17.8 million, or 39%, increase in interest income that more than offset a $14.1 million, or 82% increase in interest expense.

The increase in interest income was primarily attributable to (i) an increase of $135 million, or 24%, in the average volume of our outstanding loans during fiscal 2006 over fiscal 2005 and (ii) an increase in yields on interest earning assets to 6.50% in 2006 from 5.45% in 2005, due primarily to the effects of interest rate increases by the Federal Reserve Board in furtherance of its national monetary policies. We funded that increase in loan volume by increasing our interest bearing deposit volume and borrowings, which included advances from the Federal Home Loan Bank.

The increase in interest expense in 2006 over 2005 was due primarily (i) increases of $86 million in the average volume of our time deposits and $36 million in the average of our outstanding Federal Home Loan Bank borrowings, and (ii) an increase in the average interest rate paid on interest-bearing liabilities to 4.24% in 2006 from 2.87% in 2005, primarily as a result of the increases by the Federal Reserve Board in interest rates pursuant to its monetary policies.

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

Information Regarding Average Assets and Average Liabilities

The following tables set forth information regarding our average balance sheet, yields on interest earning assets, interest expense on interest-bearing liabilities, the interest rate spread and the interest rate margin for the years ended December 31, 2007, 2006, and 2005. Average balances are calculated based on average daily balances.

	Year Ended December 31,
	2007			2006
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest earning assets:
Short-term investments(1)	$71,127	$3,581	5.03%	$27,726	$1,403	5.06%
Securities available for sale and stock(2)	246,332	11,266	4.57%	257,036	11,423	4.44%
Loans (3)	744,589	55,211	7.41%	697,176	50,974	7.31%

Total earning assets	1,062,048	70,058	6.60%	981,938	63,800	6.50%
Noninterest earning assets	28,524			29,538

Total Assets	$1,090,572			$1,011,476

Interest-bearing liabilities:
Interest-bearing checking accounts	$22,245	154	0.69%	$24,490	166	0.68%
Money market and savings accounts	154,263	5,337	3.46%	142,416	4,419	3.10%
Certificates of deposit	396,909	20,454	5.15%	296,070	13,780	4.65%
Other borrowings	214,979	10,716	4.98%	250,277	10,799	4.32%
Junior subordinated debentures	23,142	1,956	8.45%	27,837	2,254	8.10%

Total interest-bearing liabilities	811,538	38,617	4.76%	741,090	31,418	4.24%

Noninterest-bearing liabilities	186,681			186,845

Total Liabilities	998,219			927,935
Shareholders’ equity	92,353			83,541

Total Liabilities and Shareholders’ Equity	$1,090,572			$1,011,476

Net interest income		$31,441			$32,382

Interest rate spread			1.84%			2.26%

Net interest margin			2.96%			3.30%

(1)	Short-term investments consist of federal funds sold and interest bearing deposits with financial institutions.
(2)	Stock consists of Federal Home Loan Bank Stock and Federal Reserve Bank Stock.
(3)	Loans include the average balance of nonaccrual loans.

	Year Ended December 31, 2005
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest earning assets:
Short-term investments(1)	$43,748	$1,291	2.95%
Securities available for sale and stock(2)	238,537	9,226	3.87%
Loans (3)	561,908	35,478	6.31%

Total earning assets	844,193	45,995	5.45%
Noninterest earning assets	40,739

Total Assets	$884,932

Interest-bearing liabilities:
Interest-bearing checking accounts	$23,053	135	0.59%
Money market and savings accounts	137,858	2,549	1.85%
Certificates of deposit	210,277	6,897	3.28%
Other borrowings	203,640	5,957	2.93%
Junior subordinated debentures	27,837	1,760	6.32%

Total interest-bearing liabilities	602,665	17,298	2.87%

Noninterest-bearing liabilities	205,369

Total Liabilities	808,034
Shareholders’ equity	76,898

Total Liabilities and Shareholders’ Equity	$884,932

Net interest income		$28,697

Interest rate spread			2.58%

Net interest margin			3.40%

(1)	Short-term investments consist of federal funds sold and interest bearing deposits with financial institutions.
(2)	Stock consists of Federal Home Bank Stock and Federal Reserve Bank Stock.
(3)	Loans include the average balance of nonaccrual loans.

The following table sets forth changes in interest income, including loan fees, and interest paid in each of the years ended December 31, 2007, 2006 and 2005 and the extent to which those changes were attributable to changes in volumes of or changes in rates earned on interest earning assets and changes in the volumes of and rates of interest paid on our interest-bearing liabilities.

	2007 Compared to 2006 Increase (decrease) due to Changes in			2006 Compared to 2005 Increase (decrease) due to Changes in
	Volume	Rates	Total Increase (Decrease)	Volume	Rates	Total Increase (Decrease)
	(Dollars in thousands)
Interest income
Short-term investments(1)	$2,185	$(7)	$2,178	$(587)	$699	$112
Securities available for sale and stock(2)	(484)	327	(157)	752	1,445	2,197
Loans	3,507	730	4,237	9,355	6,141	15,496

Total earning assets	5,208	1,050	6,258	9,520	8,285	17,805
Interest expense
Interest-bearing checking accounts	(15)	3	(12)	9	22	31
Money market and savings accounts	385	533	918	87	1,783	1,870
Certificates of deposit	5,077	1,597	6,674	3,395	3,488	6,883
Borrowings	(1,637)	1,554	(83)	1,575	3,267	4,842
Junior subordinated debentures	(393)	95	(298)	—	494	494

Total interest-bearing liabilities	3,417	3,782	7,199	5,066	9,054	14,120

Net interest income	$1,791	$(2,732)	$(941)	$4,454	$(769)	$3,685

(1)	Short-term investments consist of federal funds sold and interest bearing deposits with financial institutions.
(2)	Stock consists of Federal Reserve Bank stock and Federal Home Loan Bank stock.

The above table indicates that the decrease of $941,000 in our net interest income in fiscal 2007, as compared to fiscal 2006, was the result of a decrease of $2.7 million in rate variance and an increase of $1.8 million in volume variance. The increase of $3.7 million in our net interest income in the fiscal 2006, as compared to fiscal 2005, was the result of an increase of $4.5 million and a decrease of $769,000, respectively, in volume and rate variance.

Provision for Loan Losses

Like virtually all banks and other financial institutions, we follow the practice of maintaining an allowance for possible loan losses that occur from time to time as an incidental part of the banking business. When it is determined that the payment in full of a loan has become unlikely, the carrying value of the loan is reduced to what management believes is its realizable value. This reduction, which is referred to as a loan “charge-off,” or “write-down” is charged against that allowance. The amount of the allowance for loan losses is increased periodically (i) to replenish the allowance after it has been reduced due to loan charge-offs, (ii) to reflect increases in the volume of outstanding loans, and (iii) to take account of changes in the risk of potential losses due to a deterioration in the condition of borrowers or in the value of property securing non–performing loans or changes in economic conditions. See “—Financial Condition—Allowance for Loan Losses and Nonperforming Loans” below in this Section of this Report. Increases in the allowance are made through a charge, recorded as an expense in the statement of income, referred to as the “provision for loan losses.” Recoveries of loans previously charged-off are added back to the allowance and, therefore, have the effect of increasing the allowance and reducing the amount of the provision that might otherwise have to be made to replenish or increase the allowance.

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

The following table sets forth the changes in the allowance for loan losses for the years ended December 31, 2007, 2006, 2005, 2004 and 2003.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Total gross loans outstanding at end of period(1)	$779,197	$746,886	$655,153	$515,859	$355,014

Average total loans outstanding for the period(1)	$744,589	$697,176	$561,908	$441,605	$264,390

Allowance for loan losses at beginning of period	$5,929	$5,126	$4,032	$3,943	$2,435
Loans charged off
Commercial loans	(1,006)	(102)	—	(889)	—
Residential mortgage loans – single family	(696)	(184)	—	—	—
Consumer loans	(130)	(31)	(53)	(1)	(7)

Total loans charged off	(1,832)	(317)	(53)	(890)	(7)
Loans recovery
Consumer loans	4	15	2	6	—

Total loans recovery	4	15	2	6	—

Net loans charged off	(1,828)	(302)	(51)	(884)	(7)
Provision for loan losses charges to operating expense	2,025	1,105	1,145	973	1,515

Allowance for loan losses at end of period	$6,126	$5,929	$5,126	$4,032	$3,943

Allowance for loan losses as a percentage of average total loans	0.82%	0.85%	0.91%	0.91%	1.49%
Allowance for loan losses as a percentage of total outstanding loans at end of period	0.79%	0.79%	0.78%	0.78%	1.11%
Net charge-offs as a percentage of average total loans	0.25%	0.04%	0.01%	0.20%	—
Net charge-offs as a percentage of total loans outstanding at end of period	0.23%	0.04%	0.01%	0.17%	—
Net loans charged-off to allowance for loan losses	29.84%	5.09%	0.99%	21.92%	0.18%
Net loans charged-off to provision for loan losses	90.27%	27.33%	4.45%	90.85%	0.46%

(1)	Includes net deferred loan costs and excludes loans held for sale.

The provisions made for possible loan losses for the year ended December 31, 2007 increased to $2.0 million from $1.1 million in 2006. That increase was due to (i) increases in non-performing loans and net loan charge-offs during 2007, (ii) the growth of the loan portfolio by $32 million, and (iii) a worsening of economic conditions, which increases the risks of loan defaults by borrowers. Nonaccrual and impaired loans increased $6.2 million to $8.0 million at December 31, 2007 from $1.8 million at December 31, 2006. The nonaccrual loans are well-collateralized or adequately reserved for in the allowance for loan losses. Additional information regarding non-performing loans is contained in the subsection entitled “-Financial Condition-Allowance for Loan Losses and Nonperforming Loans” below in this Section of this Report.

Noninterest Income

The following table identifies the components of and the percentage changes in noninterest income in the fiscal years ended December 31, 2007, 2006 and 2005, respectively:

	Year Ended December 31,
	2007		2006		2005
	Amount	Percent Change	Amount	Percent Change	Amount
	(Dollars in thousands)
Service fees on deposits and other banking transactions	$790	10.5%	$715	4.8%	$682
Net gains on sales of securities available for sale	263	N/M	—	N/M	—
Other	620	12.5%	551	48.5%	371

Total noninterest income	$1,673	32.1%	$1,266	20.2%	$1,053

Noninterest income increased by $407,000, or 32.1%, in fiscal year 2007 as compared to fiscal 2006, due primarily to (i) increases in the fair values of securities held for sale, including mutual funds and other Bank owned investments, and (ii) gains on sales of securities available for sale. In 2006, noninterest income increased by $213,000, or 20.2%, as compared to fiscal 2005, primarily due to (i) increases in credit card fees, and (ii) an increase in the fair values of securities held for sale.

Noninterest Expense

The following table sets forth the principal components of noninterest expense and the amounts thereof from continuing operations, incurred in the years ended December 31, 2007, 2006 and 2005, respectively.

	Year Ended December 31,
	2007 Amount	Percent Change	2006 Amount	Percent Change	2005 Amount
	(Dollars in thousands)
Salaries and employee benefits	$11,907	2.5%	$11,618	27.2%	$9,131
Occupancy	2,716	5.0%	2,586	11.2%	2,326
Equipment and depreciation	1,239	(7.8)%	1,344	(9.7)%	1,489
Data processing	675	1.5%	665	34.9%	493
Customer expense	661	(17.8)%	804	27.6%	630
FDIC insurance	508	568.4%	76	N/M	—
Amortization of debt issuance cost	489	757.9%	57	(1.7)%	58
Other operating expense(1)	3,523	(0.3)%	3,533	5.0%	3,366

Total noninterest expense	$21,718	5.0%	$20,683	18.2%	$17,493

(1)	Other operating expense primarily consists of telephone, advertising, promotional, business development, regulatory expenses, investor relations, insurance premiums, and correspondent bank fees.

For the year ended December 31, 2007, noninterest expenses increased by $1.0 million or 5% compared to the prior year ended December 31, 2006. That increase was attributable primarily to (i) the early redemption, in the third quarter of 2007, of $10.3 million principal amount of Junior Subordinated Debentures as a result of which we recognized a non-cash charge of $443,000, representing the original issuance costs of those Debentures that we had formerly been amortizing over their original 30-year term, and (ii) increases, mandated by the Federal Deposit Insurance Reform Act of 2005, in FDIC insurance assessments payable by all FDIC insured banking institutions.

Total noninterest expense for the year ended December 31, 2006 increased by $3.2 million, or 18.2%, as compared to 2005. That increase was primarily due to a $2.5 million increase in salaries and employee benefits as a result of (i) the addition of lending officers at our Financial Centers, (ii) the fact that our Inland Empire Financial Center, which opened for business in July 2005, was in operation for a full year in 2006, and (iii) the recognition of stock-based compensation expense of $585,000 in 2006, in accordance with SFAS 123R, which is an expense that was not required to be recognized in 2005 or in any other periods prior to fiscal 2006.

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

As a result of the decrease in our net interest income, and the increase in non-interest expense in 2007, our efficiency ratio in 2007 was 66%, as compared to 61% in 2006 and 59% in 2005.

Financial Condition

Assets

Our total consolidated assets increased by $34 million, or 3%, to $1.077 billion at December 31, 2007 from $1.043 billion at December 31, 2006, primarily as a result of an increase in the volume of our outstanding loans during 2007. We believe the increase in loan volume in 2007 was primarily attributable to (i) the expansion and maturing of our banking franchise during the past two years, (ii) marketing programs implemented in 2007, and (iii) improvements in economic conditions in the first half of 2007, that led to increases in loan demand. This increase in outstanding loans was funded primarily by increases in time deposits.

The following table sets forth the composition of our interest earning assets at:

	December 31, 2007	December 31, 2006
	(In thousands)
Federal funds sold	$39,400	$13,000
Interest-bearing deposits with financial institutions	198	198
Federal Reserve Bank and Federal Home Loan Bank Stock, at cost	12,662	13,792
Securities available for sale, at fair value	218,838	241,912
Loans (net of allowances of $6,126 and $5,929, respectively)	773,071	740,957

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

The following is a summary of the major components of securities available for sale and a comparison of the amortized cost, estimated fair values and the gross unrealized gains and losses attributable to those securities, as of December 31, 2007, 2006 and 2005:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(Dollars in thousands)
December 31, 2007
Securities available for sale:
U.S. Agencies/Mortgage backed securities	$174,370	$511	$(1,693)	$173,188
Collateralized mortgage obligations	18,885	—	(376)	18,509

Total government and agencies securities	193,255	511	(2,069)	191,697
Municipal securities	22,893	65	(417)	22,541
Asset backed securities	2,857	—	(5)	2,852
Mutual fund	1,748	—	—	1,748

Total securities available for sale	$220,753	$576	$(2,491)	$218,838

December 31, 2006
Securities available for sale:
U.S. Agencies/Mortgage backed securities	$211,790	$91	$(4,608)	$207,273
Collateralized mortgage obligations	21,751	—	(437)	21,314

Total government and agencies securities	233,541	91	(5,045)	228,587
Municipal securities	11,651	201	—	11,852
Mutual fund	1,473	—	—	1,473

Total securities available for sale	$246,665	$292	$(5,045)	$241,912

December 31, 2005
Securities available for sale:
U.S. Agencies/Mortgage backed securities	$233,405	$10	$(5,621)	$227,794
Collateralized mortgage obligations	25,190	—	(583)	24,607

Total government and agencies securities	258,595	10	(6,204)	252,401
Municipal securities	11,651	56	(38)	11,669
Mutual fund	1,486	—	—	1,486

Total securities available for sale	$271,732	$66	$(6,242)	$265,556

At December 31, 2007, U.S. Government and federal agency securities, consisting principally of mortgage backed securities and collateralized mortgage obligations with an aggregate fair market value of $129 million were pledged to secure Federal Home Loan Bank borrowings, repurchase agreements, local agency deposits and Treasury, Tax and Loan accounts.

The estimated fair values, at December 31, 2007, of securities available for sale are shown in the table below by contractual maturities and historical prepayments based on the prior three months of principal payments. Expected maturities will differ from contractual maturities and historical prepayments, particularly with respect to collateralized mortgage obligations, because changes in interest rates will affect the timing and the extent of prepayments by borrowers.

	December 31, 2007 Maturing in
	One year or less		Over one year through five years		Over five years through ten years		Over ten years		Total
	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield
	(Dollars in thousands)
Securities available for sale(1):
U.S. Agencies/Mortgage backed securities	$37,123	4.35%	$79,867	4.43%	$27,484	4.74%	$29,896	4.98%	$174,370	4.55%
Collateralized mortgage obligations	756	5.01%	9,715	4.83%	5,376	4.74%	3,038	4.58%	18,885	4.77%
Municipal securities					3,133	4.10%	19,760	4.26%	22,893	4.24%
Asset backed securities							2,857	5.80%	2,857	5.80%

Total Securities Available for sale (1)	$37,879	4.36%	$89,582	4.47%	$35,993	4.69%	$55,551	4.74%	$219,005	4.56%

(1)	Mutual fund securities of $1.5 million are excluded from the above table, as they do not have stated maturity dates.

The table below shows, as of December 31, 2007, the gross unrealized losses and fair values of our investments, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

(Dollars In thousands)	Securities With Unrealized Loss as of December 31, 2007
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
US agencies and mortgage backed securities	$19,508	$(78)	$103,401	$(1,615)	$122,909	$(1,693)
Collateralized mortgage obligations	5,795	(40)	12,714	(336)	18,509	(376)
Asset backed securities	2,852	(5)	—	—	2,852	(5)
Municipal securities	15,357	(417)	—	—	15,357	(417)

Total temporarily impaired securities	$43,512	$(540)	$116,115	$(1,951)	$159,627	$(2,491)

We regularly monitor investments for significant declines in fair value. We have determined that the declines in the fair values of these investments below their amortized costs, as set forth in the table above, are temporary based on the following: (i) those declines are due to interest rate changes and not due to a deterioration in the creditworthiness of the issuers of those investment securities, and (ii) we have the ability to hold those securities until there is a recovery in their values or until their maturities.

Loans

The following table sets forth the composition, by loan category, of our loan portfolio, excluding mortgage loans held for sale, at December 31, 2007, 2006, 2005, 2004 and 2003:

	Year Ended December 31,
	2007		2006		2005		2004		2003
	Amt	Percent	Amt	Percent	Amt	Percent	Amt	Percent	Amt	Percent
	(Dollars in thousands)
Commercial loans	$269,887	34.6%	$230,960	30.9%	$187,246	28.6%	$132,964	25.8%	$103,363	29.1%
Commercial real estate loans – owner occupied	163,949	21.0%	128,632	17.2%	$87,622	13.4%	85,761	16.6%	12,926	3.6%
Commercial real estate loans – all other	108,866	14.0%	125,851	16.9%	154,244	23.5%	88,759	17.2%	127,515	35.9%
Residential mortgage loans – single family	64,718	8.3%	76,117	10.2%	99,261	15.1%	92,692	18.0%	35,339	9.9%
Residential mortgage loans – multi-family	92,440	11.9%	98,678	13.2%	74,424	11.4%	80,502	15.6%	49,007	13.8%
Construction loans	47,179	6.1%	65,120	8.7%	27,557	4.2%	23,686	4.6%	16,178	4.6%
Land development loans	25,800	3.3%	16,733	2.2%	19,499	3.0%	6,045	1.2%	1,381	0.4%
Consumer loans	6,456	0.8%	5,401	0.7%	5,523	0.8%	5,471	1.0%	9,551	2.7%

Gross loans	779,295	100.0%	747,492	100.0%	655,376	100.0%	515,880	100.0%	355,260	100.0%

Deferred fee (income) costs, net	(98)		(606)		(223)		(21)		(246)
Allowance for loan losses	(6,126)		(5,929)		(5,126)		(4,032)		(3,943)

Loans, net	$773,071		$740,957		$650,027		$511,827		$351,071

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

The following tables set forth the maturity distribution of our loan portfolio (excluding consumer and residential mortgage loans) at December 31, 2007:

	December 31, 2007
	One Year or Less	Over One Year Through Five Years	Over Five Years	Total
	(In thousands)
Real estate and construction loans(1)
Floating rate	$56,296	$24,106	$170,795	$251,197
Fixed rate	22,474	48,069	24,054	94,597
Commercial loans
Floating rate	167,705	36,194	6,627	210,526
Fixed rate	22,400	33,956	3,005	59,361

Total	$268,875	$142,325	$204,481	$615,681

(1)	Does not include mortgage loans on single or multi-family residences and consumer loans, which totaled $157.2 million and $6.5 million, respectively, at December 31, 2007.

Allowance for Loan Losses and Nonperforming Loans

Allowance for Loan Losses. The allowance for loan losses at December 31, 2007 was $6.1 million, which represented approximately 0.79% of the loans outstanding at December 31, 2007, as compared to $5.9 million, or 0.79%, of the loans outstanding at December 31, 2006.

We carefully monitor changing economic conditions, the loan portfolio by category, the financial condition of borrowers, the history of the loan portfolio, and we follow bank regulatory guidelines in determining the adequacy of the allowance for loan losses. We believe that the allowance at December 31, 2007 was adequate to provide for losses inherent in the loan portfolio. However, as the volume of loans increases, additional provisions for loan losses will be required to maintain the allowance at adequate levels. Additionally, the allowance was established on the basis of assumptions and judgments regarding such matters as economic conditions and trends and the condition of borrowers, historical industry loan loss data and regulatory guidelines and, if there were changes in those conditions or trends, actual loan losses in the future could vary from the losses that were predicted on the basis of those earlier assumptions, judgments and guidelines. For example, if economic conditions were to deteriorate, or interest rates were to increase significantly, which would have the effect of increasing the risk that borrowers would encounter difficulties meeting their loan payment obligations, it could become necessary to increase the allowance by means of additional provisions for loan losses. See “—Results of Operations—Provision for Loan Losses” above.

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

	December 31,
	2007		2006		2005		2004		2003
	Allow for Loan Losses	% of Allow to Category of Loans	Allow for Loan Losses	% of Allow to Category of Loans	Allow for Loan Losses	% of Allow to Category of Loans	Allow for Loan Losses	% of Allow to Category of Loans	Allow for Loan Losses	% of Allow to Category of Loans
	(Dollars in thousands)
Real estate loans	$2,216	0.51%	$2,543	0.59%	$2,266	0.55%	$1,853	0.53%	$1,049	0.47%
Commercial loans	3,072	1.14%	2,523	1.09%	2,473	1.32%	1,839	1.38%	2,654	2.57%
Construction loans	779	1.07%	756	0.92%	312	0.66%	246	0.83%	160	0.91%
Consumer loans	59	0.91%	107	1.98%	75	1.36%	94	1.72%	80	0.84%

Total	$6,126	0.79%	$5,929	0.79%	$5,126	0.78%	$4,032	0.78%	$3,943	1.11%

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

The following table sets forth, as of the dates indicated below, the amount of adequately collateralized or reserved loans that were 90 days or more delinquent and which were classified as nonaccrual and impaired loans:

At December 31,
2007	2006	2005	2004	2003
(In thousands)
$8,000	$1,800	$1,300	$11	$2,500

We had no loans with delinquent balances of 90 days or more that were still accruing interest as of December 31, 2007, 2005, 2004, and 2003; whereas we had $100,000 in principal balances more than 90 days past due and still accruing interest at December 31, 2006. There were no restructured loans at December 31, 2007, 2006, 2005, 2004, or 2003. Other real estate owned was $425,000 at December 31, 2007 and we had no other real estate owned in any of the preceding years in the four year period ended December 31, 2006. At December 31, 2007, our average investment in impaired loans, on a year-to-date basis, was $3.3 million. The interest that we would have earned in the year ended December 31, 2007, had the impaired loans remained current in accordance with their original terms, was $626,000, and the interest recorded for the year ended December 31, 2007 prior to nonperforming status was $319,000.

Average Balances of and Average Interest Rates Paid on Deposits. Set forth below are the average amounts (in thousands) of, and the average rates paid on, deposits in each of 2007, 2006 and 2005:

(Dollars in thousands)	Year Ended December 31,
	2007		2006		2005
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest bearing demand deposits	$175,245	—	$184,155	—	$199,740	—
Interest-bearing checking accounts	22,245	0.69%	24,490	0.68%	23,053	0.59%
Money market and savings deposits	154,263	3.46%	142,416	3.10%	137,858	1.85%
Time deposits(1)	396,909	5.15%	296,070	4.65%	210,277	3.28%

Total deposits	$748,662	3.47%	$647,131	2.84%	$570,928	1.68%

(1)	Comprised of time certificates of deposit in denominations of less than and more than $100,000.

Deposit Totals. Deposits totaled $747 million at December 31, 2007 as compared to $718 million at December 31, 2006. At December 31, 2007, noninterest-bearing deposits totaled $188 million, and 25% of total deposits, as compared to $189 million, and 26%, of total deposits at December 31, 2006. Certificates of deposit in denominations of $100,000 or more, on which we pay higher rates of interest than on other deposits, were $229 million, which represented 31% of total deposits at December 31, 2007, as compared to $219 million, and 31%, of total deposits at December 31, 2006.

Set forth below is a maturity schedule of domestic time certificates of deposit outstanding at December 31, 2007 and December 31, 2006:

Maturities	December 31, 2007		December 31, 2006
	Certificates of Deposit Under $ 100,000	Certificates of Deposit $100,000 or more	Certificates of Deposit Under $100,000	Certificates of Deposit $100,000 or more
	(Dollars in thousands)
Three months or less	$42,598	$80,373	$22,389	$70,484
Over three and through six months	21,051	41,001	16,765	33,140
Over six and through twelve months	56,859	74,164	65,457	76,352
Over twelve months	34,003	33,639	50,738	39,483

Total	$154,511	$229,177	$155,349	$219,459

Liquidity

We actively manage our liquidity needs to ensure that sufficient funds are available to meet our cash requirements and, thereby, provide for the ongoing needs for cash of our customers. We project the future sources and uses of funds and maintain sufficient liquid funds for unanticipated events. Our primary sources of cash include (i) payments on loans, and (ii) the sale or maturity of investments, (iii) growth in deposits, and (iv) borrowings. The primary uses of cash include funding new loans and making advances on our customers’ lines of credit, purchasing investments, including securities available for sale, funding deposit withdrawals, reducing outstanding borrowings and paying operating expenses. We maintain funds in overnight federal funds and other short-term investments to provide for short-term liquidity needs. We also have obtained credit lines from the Federal Home Loan Bank and other financial institutions which can be drawn upon to meet any additional liquidity requirements. As of December 31, 2007, we had unused borrowing capacity of $42 million with the Federal Home Loan Bank and $20 million of additional borrowing capacity in the form of security repurchase agreements with two investment banking firms and unused federal funds lines of credit of $25 million with correspondent banks.

Our liquid assets, which included cash and due from banks, federal funds sold, interest earning deposits with financial institutions and unpledged securities available for sale (excluding Federal Reserve Bank and Federal Home Loan Bank stock) totaled $144 million or 13% of total assets at December 31, 2007.

Cash flow From Operating Activities. During the year ended December 31, 2007, continuing operations generated $8 million of cash flow.

Cash flow Used in Investing Activities. In the year ended December 31, 2007, we used cash flow of $7 million in investing activities, primarily to fund an increase of $34 million in loans, which was funded in substantial part by $24 million in cash generated by sales of securities held for sale.

Cash flow Provided by Financing Activities. Cash flow of $27 million was provided by financing activities during the year ended December 31, 2007, the source of which consisted primarily of a net increase of $29 million in deposits and $7 million of additional borrowings, which more than offset $10.3 million of cash that we used to fund the early redemption of $10.3 million principal amount of Junior Subordinated Debentures.

The relationship between gross loans and total deposits provides a useful measure of our liquidity. Since repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loan-to-deposit ratio the less liquid are our assets. On the other hand, since we realize greater yields and higher interest income on loans than we do on investments, a lower loan-to-deposit ratio can adversely affect interest income and earnings. As a result, our goal is to achieve a loan-to-deposit ratio that appropriately balances the requirements of liquidity and the need to generate a fair return on assets. At December 31, 2007, the ratio of loans-to-deposits was 104%, compared to 103% at December 31, 2006. Although our loans-to-deposits ratio was 104% at December 31, 2007, we were able to maintain what we believe is adequate liquidity by means of Federal Home Loan Bank borrowings and securities sold under agreement to repurchase.

Off Balance Sheet Arrangements

Loan Commitments and Standby Letters of Credit. In order to meet the financing needs of our customers in the normal course of business, we make commitments to extend credit and issue standby commercial letters of credit to or for our customers. At December 31, 2007 and 2006, we had outstanding commitments to fund loans totaling approximately $237 million and $231 million, respectively.

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

Contractual Obligations

Borrowings. As of December 31, 2007, we had $84 million of outstanding short-term borrowings and $118 million of outstanding long-term borrowings that we had obtained from the Federal Home Loan Bank. The table below sets forth the amounts (in thousands of dollars) of, the interest rates we pay on, and the maturity dates of these Federal Home Loan Bank borrowings. These borrowings, along with the securities sold under agreements to repurchase, have a weighted-average annualized interest rate of 4.98%.

Principal Amounts	Interest Rate	Maturity Dates	Principal Amounts	Interest Rate	Maturity Dates
(Dollars in thousands)			(Dollars in thousands)
$9,000	3.80%	January 2, 2008	$5,000	3.45%	February 11, 2009
5,000	5.38%	January 22, 2008	12,000	5.25%	May 1, 2009
5,000	5.24%	May 2, 2008	7,000	4.93%	November 24, 2009
10,000	5.29%	May 5, 2008	5,000	4.86%	November 27, 2009
7,000	5.25%	May 19, 2008	7,000	4.81%	December 14, 2009
8,000	5.28%	June 5, 2008	5,000	4.87%	December 21, 2009
8,000	5.55%	July 10, 2008	12,000	4.96%	January 4, 2010
5,000	5.36%	July 25, 2008	5,000	4.85%	January 8, 2010
5,000	5.22%	August 8, 2008	12,000	5.04%	January 19, 2010
10,000	5.22%	October 16, 2008	7,000	5.10%	January 25, 2010
2,000	5.26%	November 5, 2008	7,000	4.83%	March 1, 2010
5,000	4.94%	November 28, 2008	7,000	4.88%	March 1, 2010
5,000	4.91%	December 2, 2008	10,000	4.84%	March 2, 2010
10,000	5.09%	January 20, 2009	7,000	3.85%	December 3, 2010

At December 31, 2007, U.S. Agency and Mortgage Backed securities, U.S. Government agency securities and collateralized mortgage obligations with an aggregate fair market value of $129 million and $133 million of residential mortgage and other real estate secured loans were pledged to secure these Federal Home Loan Bank borrowings, repurchase agreements, local agency deposits, and Treasury, tax and loan accounts.

The highest amount of borrowings outstanding at any month end during the year ended December 31, 2007 consisted of $231 million of borrowings from the Federal Home Loan Bank and $10 million of overnight borrowings in the form of securities sold under repurchase agreements. During 2006, the highest amount of borrowings outstanding at any month end consisted of $274 million of advances from the Federal Home Loan Bank and $33 million of overnight borrowings in the form of securities sold under repurchase agreements.

Junior Subordinated Debentures. Pursuant to rulings of the Federal Reserve Board, bank holding companies are permitted to issue long term subordinated debt instruments that will, subject to certain conditions, qualify as and, therefore, augment capital for regulatory purposes. Pursuant to those rulings, in 2002, we formed subsidiary grantor trusts to sell and issue to institutional investors a total of $17 million principal amount of floating junior trust preferred securities (“trust preferred securities”). In October 2004 we established another grantor trust that sold an additional $10 million of trust preferred securities to an institutional investor. We received the net proceeds from the sale of the trust preferred securities in exchange for our issuance to the grantor trusts, of a total $27 million principal amount of 30-year junior subordinated floating rate debentures (the “Debentures”). The payment terms of the Debentures mirror those of the trust preferred securities and the payments that we make of interest and principal on the Debentures are used by the grantor trusts to make the payments that come due to the holders of the trust preferred securities pursuant to the terms of those securities. The Debentures also were pledged by the grantor trusts as security for their payment obligations under the trust preferred securities.

The Debentures are redeemable at our option, without premium or penalty, beginning five years after their respective original issue dates, require quarterly or semi-annual interest payments. Subject to certain conditions, we have the right, at our discretion, to defer those interest payments for up to five years. However, we have no plans to exercise this deferral right.

During the third quarter of 2007, using available cash, we exercised our optional redemption rights to redeem, at par, $10.3 million principal amount of the Debentures that we issued in 2002.

Set forth below is certain information regarding the terms of the Debentures that remained outstanding as of December 31, 2007:

Original Issue Dates	Principal Amount	Interest Rates	Maturity Dates
	(In thousands)
September 2002	7,217	LIBOR plus 3.40%	September 2032
October 2004	10,310	LIBOR plus 2.00%	October 2034

Total	$17,527

Under the Federal Reserve Board rulings, the borrowings evidenced by the Debentures, which are subordinated to all of our other borrowings that are outstanding or which we may obtain in the future, are eligible (subject to certain dollar limitations) to qualify, and at December 31, 2007, a total of $17.5 million principal amount of those Debentures qualified, as Tier I capital for regulatory purposes. See discussion below under the subcaption “—Capital Resources-Regulatory Capital Requirements.”

Other Contractual Obligations.

Set forth below is information regarding our material contractual obligations as of December 31, 2007:

Operating Lease Obligations. We lease certain facilities and equipment under various non-cancelable operating leases, which include a per annum escalation clause between 3% to 5%, Future minimum non-cancelable lease commitments were as follows at December 31, 2007:

At December 31, 2007
(In thousands)
2008	$2,454
2009	1,937
2010	1,378
2011	853
2012	304
Thereafter	69

Total	$6,995

Maturing Time Certificates of Deposits. Set forth below is a maturity schedule, as of December 31, 2007, of time certificates of deposit of $100,000 or more:

At December 31, 2007
(In thousands)
2008	$195,538
2009	13,831
2010	4,138
2011	12,598
2012	3,072

Total	$229,177

Capital Resources

The Company (on a consolidated basis) and the Bank (on a stand-alone basis) are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can lead to the imposition of certain mandatory and possible additional discretionary restrictions on the operations of the Company and the Bank by their respective bank regulatory agencies that, if imposed, could have a direct material adverse impact on the Company’s operating results and financial condition. See “BUSINESS—Supervision and Regulation—Capital Standards and Prompt Corrective Action” in Part I and “RISK FACTORS—Government regulations may impair our operations, restrict our growth or increase our operating costs” in Item 1A of this Report. Under capital adequacy guidelines and the regulatory framework for prompt corrective action that apply to all bank holding companies and FDIC insured banks in the United States, the Company (on a consolidated basis) and the Bank (on a stand-alone basis) must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital requirements that the Company and Bank are required to meet also are subject to qualitative judgments by the banking regulators with respect to the financial condition of the Company and the Bank. As of December 31, 2007, neither the Company nor the Bank has not been notified by any regulator agency that would require the Company or the Bank to maintain additional capital.

The following table sets forth the amounts of capital and capital ratios of the Company (on a consolidated basis) and the Bank (on stand alone basis) at December 31, 2007, as compared to the respective minimum regulatory requirements applicable to them. See “BUSINESS—Supervision and Regulation—Capital Standards and Prompt Corrective Action” elsewhere in this Report.

	Actual		To Be Classified for Regulatory Purposes As
			Adequately Capitalized		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total Capital to Risk Weighted Assets:
Company	$121,646	14.6%	$66,712	8.0%	$83,390	10.0%
Bank	94,367	11.4%	66,441	8.0%	83,051	10.0%
Tier 1 Capital to Risk Weighted Assets:
Company	$115,225	13.8%	$33,356	4.0%	$50,034	6.0%
Bank	87,984	10.6%	33,220	4.0%	49,831	6.0%
Tier 1 Capital to Average Assets:
Company	$115,225	10.7%	$43,170	4.0%	$53,963	5.0%
Bank	87,984	8.2%	43,022	4.0%	53,777	5.0%

As of December 31, 2007, based on applicable capital regulations, the Company (on a consolidated basis) and the Bank (on a stand-alone basis) qualified as well capitalized institutions under the capital adequacy guidelines described above.

Our consolidated total capital and Tier 1 capital, at December 31, 2007, include approximately $17.5 million of long term indebtedness evidenced by the Junior Subordinated Debentures that we issued in 2002 and 2004 in connection with the sale of trust preferred securities. See “—Financial Condition—Contractual Obligations-Junior Subordinated Debentures” above. We contributed $17.0 million of the net proceeds from the issuance of Junior Subordinated Debentures to the Bank, thereby, increasing its total capital and Tier 1 capital.

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

The table below sets forth information concerning our rate sensitive assets and liabilities at December 31, 2007. The assets and liabilities are classified by the earlier of maturity or repricing dates in accordance with their contractual terms. Certain shortcomings are inherent in the method of analysis presented in the following table, which are discussed below.

	Three Months or Less	Over Three Through Twelve Months	Over One Year Through Five Years	Over Five Years	Non- Interest- Bearing	Total
	(Dollars in thousands)
Assets
Interest-bearing deposits in other financial institutions	$99	$99	$—	$—	$—	$198
Investment in unconsolidated trust subsidiaries	—	—	—	682	—	682
Securities available for sale	14,429	37,233	103,764	63,412	—	218,838
Federal Reserve Bank and Federal Home Loan Bank stock	12,662	—	—	—	—	12,662
Federal funds sold	39,400	—	—	—	—	39,400
Loans, gross	354,943	114,500	240,484	69,270	—	779,197
Non-interest earning assets, net	—	—	—	—	26,046	26,046

Total assets	$421,533	$151,832	$344,248	$133,364	$26,046	$1,077,023

Liabilities and Shareholders Equity
Noninterest-bearing deposits	$—	$—	$—	$—	$187,551	$187,551
Interest-bearing deposits	298,698	192,772	67,642	—	—	559,112
Borrowings	20,818	70,000	118,000	—	—	208,818
Junior subordinated debentures	17,527	—	—	—	—	17,527
Other liabilities	—	—	—	—	7,153	7,153
Shareholders’ equity	—	—	—	—	96,862	96,862

Total liabilities and shareholders equity	$337,043	$262,772	$185,642	$—	$291,566	$1,077,023

Interest rate sensitivity gap	$84,490	$(110,940)	$158,606	$133,364	$(265,520)	—

Cumulative interest rate sensitivity gap	$84,490	$(26,450)	$132,156	$265,520	$—

Cumulative % of rate sensitive assets in maturity period	39%	53%	85%	98%	100%

Rate sensitive assets to rate sensitive liabilities	125%	58%	185%	N/A	N/A

Cumulative ratio	125%	96%	117%	134%	100%

At December 31, 2007, as the above table indicates, our rate sensitive liabilities exceeded our rate sensitive assets and, as a result, our rate sensitive balance sheet was shown to be in a negative twelve-month gap position. This implies that our net interest margin would decrease in the short–term if interest rates rise and would increase in the short-term if interest rates were to fall.

However, the extent to which our net interest margin will be impacted by changes in prevailing interests rates will depend on a number of factors, including how quickly rate sensitive assets and liabilities react to interest rate changes, the mix of our interest earning assets (loans versus other interest earning assets, such as securities) and the mix of our interest bearing deposits (between for example, lower cost core deposits and higher-cost time certificates of deposit) and our other interest bearing liabilities. It is not uncommon for rates on certain assets or liabilities to lag behind changes in market rates of interest. Additionally, prepayments of loans and securities available for sale, and early withdrawals of certificates of deposit, could cause the interest sensitivities to vary. The rate sensitivity analysis set forth in the table above also assumes that we would make no changes in the mix of our interest earning assets or interest bearing liabilities in response to changes in the interest rate environment, which is not consistent with our practices.

As a result, the relationship or “gap” between interest sensitive assets and interest sensitive liabilities, as shown in the above table, is only a general indicator of interest rate sensitivity and the effect of changing rates of interest on our net interest income is likely to be different from that predicted on the basis of the interest rate sensitivity analysis set forth in the above table.

ITEM 8.	FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Pacific Mercantile Bancorp and Subsidiaries

We have audited the accompanying consolidated statements of financial condition of Pacific Mercantile Bancorp ( a California Corporation) and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pacific Mercantile Bancorp and subsidiaries as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Pacific Mercantile Bancorp and subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 12, 2008 expressed an unqualified opinion on the effectiveness of Pacific Mercantile Bancorp and subsidiaries’ internal control over financial reporting.

/s/ GRANT THORNTON LLP

Irvine, California

March 12, 2008

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands)

	December 31,
	2007	2006
ASSETS
Cash and due from banks	$14,332	$13,304
Federal funds sold	39,400	13,000

Cash and cash equivalents	53,732	26,304
Interest-bearing deposits with financial institutions	198	198
Federal Reserve Bank and Federal Home Loan Bank Stock, at cost	12,662	13,792
Securities available for sale, at fair value	218,838	241,912
Loans (net of allowances of $6,126 and $5,929, respectively)	773,071	740,957
Investment in unconsolidated subsidiaries	682	837
Accrued interest receivable	4,431	4,877
Premises and equipment, net	1,618	2,152
Other assets	11,791	11,500

Total assets	$1,077,023	$1,042,529

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$187,551	$189,444
Interest-bearing	559,112	528,349

Total deposits	746,663	717,793
Borrowings	208,818	201,797
Accrued interest payable	3,040	2,930
Other liabilities	4,113	4,246
Junior subordinated debentures	17,527	27,837

Total liabilities	980,161	954,603

Commitments and contingencies (Note 13)	—	—
Shareholders’ equity:
Preferred stock, no par value, 2,000,000 shares authorized, none issued	—	—
Common stock, no par value, 20,000,000 shares authorized, 10,492,049 and 10,308,364 shares issued and outstanding at December 31, 2007 and 2006, respectively	72,381	70,790
Retained earnings	25,846	20,076
Accumulated other comprehensive loss	(1,365)	(2,940)

Total shareholders’ equity	96,862	87,926

Total liabilities and shareholders’ equity	$1,077,023	$1,042,529

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except for per share data)

	Year Ended December 31,
	2007	2006	2005
Interest income:
Loans, including fees	$55,211	$50,974	$35,478
Federal funds sold	3,572	1,394	1,282
Securities available for sale and stock	11,266	11,423	9,226
Interest-bearing deposits with financial institutions	9	9	9

Total interest income	70,058	63,800	45,995
Interest expense:
Deposits	25,945	18,365	9,581
Borrowings	12,672	13,053	7,717

Total interest expense	38,617	31,418	17,298

Net interest income	31,441	32,382	28,697
Provision for loan losses	2,025	1,105	1,145

Net interest income after provision for loan losses	29,416	31,277	27,552

Noninterest income
Service fees on deposits and other banking transactions	790	715	682
Net gains on sale of securities available for sale	263	—	—
Other	620	551	371

Total noninterest income	1,673	1,266	1,053

Noninterest expense
Salaries and employee benefits	11,907	11,618	9,131
Occupancy	2,716	2,586	2,326
Equipment and depreciation	1,239	1,344	1,489
Data processing	675	665	493
Customer expense	661	804	630
Other operating expense	4,520	3,666	3,424

Total noninterest expense	21,718	20,683	17,493

Income before income taxes	9,371	11,860	11,112
Income tax expense	3,601	4,739	4,547

Income from continuing operations	5,770	7,121	6,565
Loss from discontinued operations, net of taxes	—	(189)	(841)

Net income	$5,770	$6,932	$5,724

Net income (loss) per share basic:
Income from continuing operations	$0.55	$0.70	$0.64
Loss from discontinued operations	—	(0.02)	(0.08)

Net income	$0.55	$0.68	$0.56

Net income (loss) per share diluted:
Income from continuing operations	$0.53	$0.66	$0.62
Loss income from discontinued operations	—	(0.02)	(0.08)

Net income	$0.53	$0.64	$0.54

Weighted average number of shares:
Basic	10,422,830	10,233,926	10,100,514
Diluted	10,855,160	10,829,775	10,562,976

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Shares and dollars in thousands)

For the Three Years Ended December 31, 2007

	Common stock and paid-in capital		Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Total
	Number of shares	Amount
Balance at December 31, 2004	10,084	$69,028	$7,420	$(1,472)	$74,976
Exercise of stock options, net	8	50	—	—	50
Issuance of common stock in public offering, net of offering expenses	84	—	—	—	—
Comprehensive income
Net income	—	—	5,724	—	5,724
Change in unrealized loss on securities held for sale, net of tax	—	—	—	(2,233)	(2,233)

Total comprehensive income	—	—	—	—	3,491

Balance at December 31, 2005	10,176	$69,078	$13,144	$(3,705)	$78,517
Exercise of stock options, net	131	620	—	—	620
Exercise of warrants	1	—	—	—	—
Stock based compensation expense	—	585	—	—	585
Stock option income tax benefits	—	507	—	—	507
Comprehensive income
Net income	—	—	6,932	—	6,932
Change in unrealized gain on securities held for sale, net of tax	—	—	—	908	908
Adjustment to initially apply FASB Statement No. 158, unrealized expense supplemental executive retirement plan, net of taxes	—	—	—	(143)	(143)

Total comprehensive income					7,697

Balance at December 31, 2006	10,308	$70,790	$20,076	$(2,940)	$87,926
Exercise of stock options, net	249	1,477	—	—	1,477
Stock based compensation expense	—	582	—	—	582
Stock option income tax benefits	—	400	—	—	400
Stock buyback	(65)	(868)	—	—	(868)
Comprehensive income
Net income	—	—	5,770	—	5,770
Change in unrealized gain on securities held for sale, net of tax	—	—	—	1,668	1,668
Change in unrealized expense on supplemental executive retirement plan, net of taxes	—	—	—	(93)	(93)

Total comprehensive income					7,345

Balance at December 31, 2007	10,492	$72,381	$25,846	$(1,365)	$96,862

The accompanying notes are an integral part of this consolidated financial statement.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended December 31,
	2007	2006	2005
Cash Flows From Continuing Operating Activities:
Income from continuing operations	$5,770	$7,121	$6,565
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	784	918	1,076
Provision for loan losses	2,025	1,105	1,145
Net amortization of premium (discount) on securities	445	679	1,283
Net gains on sales of securities available for sale	(263)	—	—
Mark to market (gain) loss adjustment of equity securities	(25)	27	23
Net (gain) loss on sale of fixed assets	(25)	5	(15)
Stock-based compensation expense	582	585	—
Net decrease (increase) in accrued interest receivable	446	(837)	(1,501)
Net (increase) decrease in other assets	(2,122)	(2,470)	1,906
Net decrease (increase) in deferred taxes	727	(237)	(1,869)
Net increase in accrued interest payable	110	716	955
Net increase (decrease) in other liabilities	(291)	497	383

Net cash provided by operating activities	8,163	8,109	9,951
Cash Flows From Investing Activities:
Net decrease in interest-bearing deposits with financial institutions	—	101	211
Maturities of and principal payments received for securities available for sale and other stock	46,674	48,993	62,645
Purchase of securities available for sale and other stock	(44,037)	(25,075)	(166,470)
Proceeds from sale of securities for sale and other stock	24,247	—	—
Proceeds from sale of subsidiary	—	127	—
Gain on sale of subsidiary	—	(2)	—
Net increase in loans	(34,139)	(92,035)	(139,345)
Proceeds from dissolution of trust preferred securities	155	—	—
Proceeds from sale of fixed assets	25	5	15
Purchases of premises and equipment	(250)	(521)	(675)

Net cash used in investing activities	(7,325)	(68,407)	(243,619)
Cash Flows From Financing Activities:
Net increase in deposits	28,870	137,444	46,786
Proceeds from exercise of stock options	1,477	620	50
Tax benefits from exercise of stock options	400	507	—
Net decrease from share buyback	(868)	—	—
Redemption of junior subordinated debentures	(10,310)	—	—
Net increase (decrease) in borrowings	7,021	(86,887)	83,930

Net cash provided by financing activities	26,590	51,684	130,766

Cash Flows provided (used) by continuing operations	27,428	(8,614)	(102,902)

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS—continued

(Dollars in thousands)

	Year Ended December 31,
	2007	2006	2005
Discontinued Operations:
Cash Flows From Operating Activities
Loss from discontinued operations	—	(189)	(841)
Depreciation and Amortization	—	2	19
Net decrease (increase) in other assets	—	181	(16)
Net decrease in fixed assets	—	9	—
Net (decrease) increase in other liabilities	—	(49)	22
Proceeds from sales of loans held for sale	—	—	141,124
Originations and purchases of loans held for sale	—	—	(97,435)
Net gains on sales of loans held for sale	—	—	(1,136)
Mark to market gain adjustment of loans held for sale	—	—	(205)

Net cash (used) provided by operating activities	—	(46)	41,532
Cash Flows From Investing Activities:
Net decrease (increase) in interest-bearing deposits with financial institutions	—	142	86
Purchases of premises and equipment	—	—	(3)

Net cash flow provided by investing activities	—	142	83

Cash Flows provided (used) by discontinued operations	—	96	41,615
Net decrease (increase) in cash and cash equivalents	27,428	(8,518)	(61,287)
Cash and Cash Equivalents, beginning of period	26,304	34,822	96,109

Cash and Cash Equivalents, end of period	$53,732	$26,304	$34,822

Supplementary Cash Flow Information:
Cash paid for interest on deposits and other borrowings	$38,507	$30,714	$17,029

Cash paid for income taxes	$4,300	$4,975	$4,301

Non-Cash Investing Activities:
Net decrease in net unrealized losses and prior year service cost on supplemental employee retirement plan, net of tax	$(93)	$(143)	$—

Net increase (decrease) in net unrealized gains and losses on securities held for sale, net of income tax	$1,668	$908	$(2,233)

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

Substantially all of our operations are conducted and all our assets are owned by the Bank, which accounts for substantially all of our consolidated revenues and expenses, and earnings. The Bank provides a full range of banking services to small and medium-size businesses, professionals and the general public in Orange, Los Angeles, San Bernardino and San Diego Counties of California and is subject to competition from other banks and financial institutions and from financial services organizations conducting operations in those same markets.

During 2002, we organized three business trusts, under the names Pacific Mercantile Capital Trust I, PMB Capital Trust I, and PMB Statutory Trust III, respectively, to facilitate our issuance of $5.155 million, $5.155 million and $7.217 million, respectively, principal amount of junior subordinated debentures, all with maturity dates in 2032. In October 2004, we organized PMB Capital Trust III to facilitate our issuance of an additional $10 million principal amount of junior subordinated debentures, with a maturity date in 2034. In accordance with applicable accounting standards, the financial statements of these trusts are not included in the Company’s consolidated financial statements. See Note 1: “Significant Accounting Policies — Principles of Consolidation” below.

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

Discontinued Operations

Discontinued operations consist of (i) the Company’s retail securities brokerage business that was conducted by PMB Securities Corp, a former wholly owned subsidiary that was sold June 1, 2006 and (ii) the Bank’s wholesale mortgage lending business, the operations of which were discontinued in 2005, after a decision was made by the Company, in the second quarter that year, to exit that business.

Significant Accounting Policies

The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10–K and in accordance with generally accepted accounting principles, in effect in the United States (“GAAP”), on a basis consistent with prior periods.

However, as described below under the subcaption “Discontinued Operations” in Note 21, in the second quarter of 2005, the Company decided to discontinue the Bank’s wholesale mortgage lending business and completed its exit from that business at the end of 2005. Accordingly, the results of operations of that business are presented as discontinued operations in our consolidated financial statements for the year ended December 31, 2005. In the second quarter of 2006, the Company sold its retail securities brokerage business. Therefore, the results of operations of that business are presented as discontinued operations, separate from the results of our continuing operations, in our consolidated financial statements for the years ended December 31, 2006 and 2005.

Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, and contingencies at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. For the periods presented in this Report, those estimates related primarily to the determination of the allowance for loan losses, the fair value of securities available for sale, and the valuation of deferred tax assets. If circumstances or financial trends on which those estimates were based were to change in the future or there were to occur any currently unanticipated events affecting the amounts of those estimates, our future financial position or results of operation could differ, possibly materially, from those expected at the current time.

Principles of Consolidation

The consolidated financial statements for the years ended December 31, 2007, 2006 and 2005, include the accounts of PMBC and its wholly owned subsidiary, Pacific Mercantile Bank. The consolidated financial statements for the years ended December 31, 2006 and 2005 also include the accounts of PMB Securities Corp., as discontinued operations, to the date of its sale on June 1, 2006. Also, the consolidated financial statements for the year ended December 31, 2005 include the operating results of the Bank’s wholesale mortgage lending business, as discontinued operations, to December 31, 2005, when we completed our exit from that business. All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

For purposes of the statements of cash flow, cash and cash equivalents consist of cash due from banks and federal funds sold. Generally, federal funds are sold for a one-day period. As of December 31, 2007 and 2006 the Bank maintained required reserves with the Federal Reserve Bank of San Francisco of approximately $695,000 and $800,000, respectively, which are included in cash and due from banks in the accompanying Consolidated Statements of Financial Condition.

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

Purchased premiums and discounts are recognized as interest income using the interest method over the term of these securities. Declines in the fair value of securities available for sale below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

Federal Home Loan Bank Stock and Federal Reserve Bank Stock

The Bank’s investment in the Federal Home Loan Bank stock and Federal Reserve Bank stock represents equity interests in the Federal Home Loan Bank and the Federal Reserve Bank, respectively. The investments are recorded at cost.

Loans and Allowance for Loan Losses

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off, are stated at principal amounts outstanding, net of unearned income. Interest is accrued daily as earned, except where reasonable doubt exists as to collectability, in which case accrual of interest is discontinued and the loan is placed on nonaccrual status. A loan is generally classified as impaired and placed on nonaccrual status when, in management’s opinion, the principal or interest will not be collectible in accordance with the contractual terms of the loan agreement. A loan with principal or interest that is 90 days or more past due is placed on nonaccrual status; except that management may elect to continue the accrual of interest when (i) the estimated net realizable value of any collateral securing the loan is sufficient to enable the Bank to recover both principal and accrued interest balances and (ii) such balances are in the process of collection. Generally, interest payments received on nonaccrual loans are applied to principal. Once all principal has been received, any additional interest payments are recognized as interest income on a cash basis.

An allowance for loan losses is established through a provision for loan losses that is charged against income. If management concludes that the collection, in full, of the carrying amount of a loan has become unlikely, the loan, or the portion thereof that is believed to be uncollectible, is charged against the allowance for loan losses. The Bank carefully monitors changing economic conditions, the loan portfolio by category, the financial condition of borrowers and the history of the performance of the portfolio in determining the adequacy of the allowance for loan losses. Ultimate losses may vary from the estimates used to establish the allowance. Additionally, as the volume of loans increases, additional provisions for loan losses may be required to maintain the allowance at levels deemed adequate. Moreover, if economic conditions were to deteriorate, causing the risk of loan losses to increase, it would become necessary to increase the allowance to an even greater extent, which would necessitate additional charges to income.

The allowance is based on estimates, and ultimate losses may vary from the current estimates. These estimates are reviewed periodically and, as adjustments become necessary, they are recorded in earnings in the periods in which they become known. Management believes that the allowance for loan losses was adequate as of December 31, 2007 and 2006. In addition, the FRB and the DFI, as an integral part of their examination processes, periodically review the Bank’s allowance for loan losses for adequacy. These agencies may require the Bank to recognize additions to the allowance based on their judgments in light of the information available at the time of their examinations.

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

Loan Origination Fees and Costs

All loan origination fees and related direct costs are deferred and amortized to interest income as an adjustment to yield over the respective lives of the loans using the effective interest method, except for loans that are revolving or short-term in nature for which the straight line method is used.

Investment in unconsolidated subsidiaries

Investment in unconsolidated subsidiaries are stated at cost. The unconsolidated subsidiaries are comprised of the grantor trusts established in 2002 and 2004, in connection with our issuance of subordinated debentures in each of those years. See Note 7 below entitled “- Borrowings and Contractual Obligations – Junior Subordinated Debentures”.

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

Derivative Financial Instruments

As of December 31, 2007, the Company did not have derivative financial instruments outstanding.

All prior periods derivative instruments entered into by the Company on mortgage loans available for sale as interest rate lock commitments with investors were designated as fair value hedges and are included in the discontinued operations for the year ended December 31, 2005. There were no ineffective hedges in the prior periods.

Income Taxes

Deferred income taxes and liabilities are determined using the asset and liability method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax basis of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

Income Per Share

Basic income per share for any fiscal period is computed by dividing net income for such period by the weighted average number of common shares outstanding during that period. Fully diluted income per share reflects the potential dilution that could have occurred assuming all outstanding options or warrants to purchase our shares of common stock, at exercise prices that were less than the market price of our shares, were exercised into common stock, thereby increasing the number of shares outstanding during the period determined using the treasury method.

Stock Option Plans

In December 2004, Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share-Based Payment”, which requires entities that grant stock options or other equity compensation awards to employees to recognize the fair value of those options and shares as compensation cost over their requisite service (vesting) periods in their financial statements. The Company adopted the fair value recognition provisions of SFAS No. 123(R) on January 1, 2006, using the modified-prospective-transition method. Under this transition method, equity compensation expense that was recognized in fiscal 2006 includes: (a) compensation expense for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on their grant date fair values estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on their grant date fair values estimated in accordance with the provisions of SFAS No. 123(R). Since stock-based compensation that is recognized in the statements of income is to be determined based on the equity compensation awards that we expect will ultimately vest, that compensation expense has been reduced for estimated forfeitures of unvested options that typically occur due to terminations of employment of optionees and recognized on a straight-line basis over the requisite service period for the entire award. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For purposes of the determination of stock-based compensation expense for the year ended December 31, 2007, we estimated no forfeitures of options granted to members of the Board of Directors and forfeitures of 20% with respect to the remaining unvested options.

Prior to January 1, 2006 we had accounted for stock-based employee compensation as prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Pursuant to APB No. 25, no stock-based compensation expense was recognized for income statement purposes, as all of the options that we granted under our stock incentive plans were granted at exercise prices at least equal to the market prices of the underlying shares on their respective dates of grant. Accordingly, our operating results for periods prior to January 1, 2006 are not, to that extent, comparable to our reported results of operations in periods ending after December 31, 2005. If a determination had been made, in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” of the compensation expense attributable to the options that have been granted under the Company’s 1999 and 2004 Plans, prior to January 1, 2006, based upon their respective fair values as of their grant dates, the Company’s net income and income per share would have been reduced to the pro forma amounts indicated below:

(Dollars in thousands, except per share data)	Year Ended December 31, 2005
Net income as reported:	$5,724
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	478

Pro forma:	$5,246

Income per share as reported:
Basic	$0.56
Diluted	0.54
Income per share pro forma:
Basic	$0.52
Diluted	0.50
Weighted average number of shares:
Basic	10,100,514
Diluted	10,562,976

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

The components of other comprehensive income (loss) and related tax effects are as follows:

(Dollars in thousands)	Year Ended December 31,
	2007	2006	2005
Unrealized holding gains (losses) arising during period from securities available for sale	$2,576	$1,423	$(3,688)
Reclassification adjustment for gains included in income	263	—	—

Net unrealized holding gains (losses)	2,839	1,423	(3,688)
Net unrealized supplemental executive plan expense	(158)	(243)	—
Tax effect	(1,106)	(415)	1,455

Other comprehensive gain (loss)	$1,575	$765	$(2,233)

The components of accumulated other comprehensive income (loss) included in stockholders’ equity are as follows:

(Dollars in thousands)	December 31,
	2007	2006
Net unrealized holding loss on securities available for sale	$(1,916)	$(4,753)
Net unrealized supplemental executive plan expense	(402)	(243)
Tax effect	953	2,056

Accumulated other comprehensive loss	$(1,365)	$(2,940)

Recent Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109,” (FIN 48). FIN 48 clarifies the accounting for uncertain tax positions in accordance with SFAS 109, “Accounting For Income Taxes,” by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. The minimum recognition threshold will require us to recognize, in our financial statements, the impact of a tax position if it is more likely than not that the tax position is valid and would be sustained on audit, including resolution of related appeals or litigation processes, if any. Only tax positions that meet the “more likely than not” recognition criteria at the effective date may be recognized or continue to be recognized in the financial statements upon the adoption of FIN 48. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition requirements in accounting for uncertain tax positions. Changes in the amount of tax benefits recognized resulting from the application of the provisions of this Interpretation would result in a one-time non-cash charge to be recognized as a change in accounting principle via a cumulative adjustment to the opening balance of retained earnings in the period of adoption. FIN 48 is effective for fiscal years beginning after December 15, 2006. Accordingly, we adopted the provisions of FIN 48 in the first quarter 2007. The adoption of FIN 48 has not had a material effect on our results of operations or financial condition. See “Note 9: Income Taxes” below.

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

On September 29, 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R),” (SFAS 158). SFAS 158 represent the first phase of the FASB’s project on pension and post-retirement benefits. The next phase will consider potential changes in determining net periodic benefit cost and measuring plan assets and obligations. A company with publicly traded equity securities is required to initially recognize the funded status of any defined benefit post-retirement plan that it maintains and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The disclosures required by SFAS 158 are included in Note 15 (Employee Benefit Plans) to our Consolidated Financial Statements for the fiscal year ended December 31, 2006.

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

In December 2007, the SEC issued Staff Accounting Bulletin No. 110 (“SAB No. 110”), Certain Assumptions Used in Valuation Methods, which extends the use of the “simplified” method, under certain circumstances, in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS No. 123R. Prior to SAB No. 110, SAB No. 107 stated that the simplified method was only available for grants made up to December 31, 2007. The Company currently plans to continue to use the simplified method in developing an estimate of expected term of stock options.

Reclassification

Certain amounts in the accompanying 2005 and 2006 consolidated financial statements, primarily amounts related to discontinued operations, have been reclassified to conform to 2007 presentation.

2. Interest-Bearing Deposits with Financial Institutions

The Company had interest-bearing deposits with financial institutions of $198,000 at December 31, 2007 and 2006. The weighted average percentage yields of these deposits were 5.03% and 3.43% at December 31, 2007 and 2006, respectively.

Interest-bearing deposits with financial institutions at December 31, 2007 are scheduled to mature within one year or have no stated maturity date.

3. Securities Available For Sale

The following are summaries of the major components of securities available for sale and a comparison of amortized cost, estimated fair market values, and gross unrealized gains and losses at December 31, 2007 and 2006:

	December 31, 2007				December 31, 2006
	Amortized Cost	Gross Unrealized		Fair Value	Amortized Cost	Gross Unrealized		Fair Value
		Gain	Loss			Gain	Loss
	(Dollars in thousands)
U.S. Agencies/mortgage backed securities	$174,370	$511	$(1,693)	$173,188	$211,790	$91	$(4,608)	$207,273
Collateralized mortgage obligations	18,885	—	(376)	18,509	21,751	—	(437)	21,314

Total government and agencies securities	193,255	511	(2,069)	191,697	233,541	91	(5,045)	228,587
Municipal securities	22,893	65	(417)	22,541	11,651	201	—	11,852
Asset backed securities	2,857	—	(5)	2,852
Mutual fund	1,748	—	—	1,748	1,473	—	—	1,473

Total securities available for sale	$220,753	$576	$(2,491)	$218,838	$246,665	$292	$(5,045)	$241,912

At December 31, 2007, U.S. agencies/mortgage backed securities, U.S. government agency securities, and collateralized mortgage obligations with an aggregate fair market value of $129 million were pledged to secure Federal Home Loan Bank borrowings, repurchase agreements, local agency deposits and Treasury, tax and loan accounts.

The amortized cost and estimated fair values, at December 31, 2007, of securities available for sale are shown in the table below by contractual maturities and historical prepayments based on the prior twelve months of principal payments. Expected maturities will differ from contractual maturities and historical prepayments, particularly with respect to collateralized mortgage obligations, because borrowers may react to interest rate market conditions differently than the historical prepayment rates.

(Dollars in thousands)	At December 31, 2007 Maturing in
	One year or less	Over one year through five years	Over five years through ten years	Over ten Years	Total
Securities available for sale, amortized cost	$38,054	$91,156	$35,993	$55,550	$220,753
Securities available for sale, estimated fair value	37,745	90,400	35,691	55,002	218,838
Weighted average yield	4.36%	4.47%	4.69%	4.74%	4.56%

(Dollars in thousands)	At December 31, 2006 Maturing in
	One year or less	Over one year through five years	Over five years through ten years	Over ten Years	Total
Securities available for sale, amortized cost	$40,909	$113,624	$53,620	$38,512	$246,665
Securities available for sale, estimated fair value	40,011	111,276	52,417	38,208	241,912
Weighted average yield	4.29%	4.38%	4.53%	4.71%	4.45%

The Company recognized net gains on sales of securities available for sale of $162,000, net of $101,000 taxes on sale proceeds of $24 million in 2007. In 2006 the Company did not recognize any net gains or losses on sales of securities available for sale.

The table below shows, as of December 31, 2007, the gross unrealized losses and fair values of our investments, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

(Dollars In thousands)	Securities With Unrealized Loss as of December 31, 2007
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
US agencies and mortgage backed securities	$19,508	$(78)	$103,401	$(1,615)	$122,909	$(1,693)
Collateralized mortgage obligations	5,795	(40)	12,714	(336)	18,509	(376)
Asset backed securities	2,852	(5)	—	—	2,852	(5)
Municipal securities	15,357	(417)	—	—	15,357	(417)

Total temporarily impaired securities	$43,512	$(540)	$116,115	$(1,951)	$159,627	$(2,491)

We regularly monitor investments for significant declines in fair value. We have determined that declines in the fair values of these investments below their amortized costs, as set forth in the table above, are temporary based on the following: (i) those declines were due to interest rate changes and not to a deterioration in the creditworthiness of the issuers of those investment securities, and (ii) we have the ability to hold those securities until there is a recovery in their values or until their maturity.

The table below shows, as of December 31, 2006, the gross unrealized losses and fair values of our investments, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

(Dollars In thousands)	Securities With Unrealized Loss as of December 31, 2006
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
US agencies and mortgage backed securities	$24,992	$(97)	$158,648	$(4,511)	$183,640	$(4,608)
Collateralized mortgage obligations	3,120	(64)	18,194	(373)	21,314	(437)

Total temporarily impaired securities	$28,112	$(161)	$176,842	$(4,884)	$204,954	$(5,045)

4. Loans and Allowance for Loan Losses

The loan portfolio consisted of the following, at:

	December 31, 2007		December 31, 2006
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial loans	$269,887	34.6%	$230,960	30.9%
Commercial real estate loans – owner occupied	163,949	21.0%	128,632	17.2%
Commercial real estate loans – all other	108,866	14.0%	125,851	16.9%
Residential mortgage loans – single family	64,718	8.3%	76,117	10.2%
Residential mortgage loans – multi-family	92,440	11.9%	98,678	13.2%
Construction loans	47,179	6.1%	65,120	8.7%
Land development loans	25,800	3.3%	16,733	2.2%
Consumer loans	6,456	0.8%	5,401	0.7%

Gross loans	779,295	100.0%	747,492	100.0%

Deferred fee (income) costs, net	(98)		(606)
Allowance for loan losses	(6,126)		(5,929)

Loans, net	$773,071		$740,957

At December 31, 2007 and 2006, real estate loans of approximately $136 million and $170 million, respectively, were pledged to secure borrowings obtained from the Federal Home Loan Bank.

Set forth below is a summary of the Company’s transactions in the allowance for loan losses for the years ended:

(In thousands)	December 31,
	2007	2006	2005
Balance, beginning of period	$5,929	$5,126	$4,032
Provision for loan losses	2,025	1,105	1,145
Net amounts charged off	(1,828)	(302)	(51)

Balance, end of period	$6,126	$5,929	$5,126

As of December 31, 2007, the Company had $8.0 million in nonaccrual and impaired loans, one accruing restructured loan in the amount of $300,000, and no loans more than 90 days past due and still accruing interest. Reserves on impaired loans, based primarily on collateral, were $1.3 million at December 31, 2007. At December 31, 2006, the Company had $1.8 million in nonaccrual loans and impaired loans, no restructured or impaired loans, and $100,000 in principal balances more than 90 days past due and still accruing interest and $365,000 of reserves, based primarily on collateral, for impaired loans. At December 31, 2005, the Company had $1.3 million in nonaccrual loans and impaired loans, no restructured or impaired loans, and no loans with principal balances more than 90 days past due and still accruing interest and $134,000 of reserves, based primarily on collateral, for impaired loans.

The Company had an average investment in impaired loans of $3.3 million for the fiscal year ended December 31, 2007; $650,000 for the fiscal year ended December 31, 2006 and $600,000 for the fiscal year ended December 31, 2005. The interest that would have been earned had the impaired loans remained current in accordance with their original terms was $626,000, $63,000 and $72,000 in 2007, 2006, and 2005, respectively. Other real estate owned was $425,000 at December 31, 2007 and no other real estate was owned for each of the years ended December 31, 2006 and 2005.

5. Premises and Equipment

The major classes of premises and equipment are as follows:

(Dollars in thousands)	December 31,
	2007	2006
Furniture and equipment	$6,144	$6,039
Leasehold improvements	1,650	1,604

	7,794	7,643
Accumulated depreciation and amortization	(6,176)	(5,491)

Total	$1,618	$2,152

The amount of depreciation and amortization included in operating expense was $784,000, $918,000 and $1,095,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

6. Deposits

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2007 and 2006 were $229 million and $219 million, respectively.

The scheduled maturities of time certificates of deposit of $100,000 or more at December 31, 2007 were as follows:

At December 31, 2007
(Dollars in thousands)
2008	$195,538
2009	13,831
2010	4,138
2011	12,598
2012	3,072

Total	$229,177

7. Borrowings and Contractual Obligations

Borrowings consisted of the following:

	December 31,
	2007	2006
	(Dollars in thousands)
Securities sold under agreements to repurchase	$6,818	$4,797
Federal Home Loan advances—short-term	84,000	81,000
Federal Home Loan advances—long-term	118,000	116,000

	$208,818	$201,797

Securities sold under agreements to repurchase, which are classified as secured borrowings, mature within one day from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. The Company monitors the fair value of the underlying securities.

Borrowings. As of December 31, 2007, we had $84 million of outstanding short-term borrowings and $118 million of outstanding long-term borrowings that we had obtained from the Federal Home Loan Bank. The table below sets forth the amounts (in thousands of dollars) of, the interest rates we pay on, and the maturity dates of these Federal Home Loan Bank borrowings. These borrowings, along with the securities sold under agreements to repurchase, have a weighted-average annualized interest rate of 4.98%.

Principal Amounts	Interest Rate	Maturity Dates	Principal Amounts	Interest Rate	Maturity Dates
(Dollars in thousands)
$9,000	3.80%	January 2, 2008	$5,000	3.45%	February 11, 2009
5,000	5.38%	January 22, 2008	12,000	5.25%	May 1, 2009
5,000	5.24%	May 2, 2008	7,000	4.93%	November 24, 2009
10,000	5.29%	May 5, 2008	5,000	4.86%	November 27, 2009
7,000	5.25%	May 19, 2008	7,000	4.81%	December 14, 2009
8,000	5.28%	June 5, 2008	5,000	4.87%	December 21, 2009
8,000	5.55%	July 10, 2008	12,000	4.96%	January 4, 2010
5,000	5.36%	July 25, 2008	5,000	4.85%	January 8, 2010
5,000	5.22%	August 8, 2008	12,000	5.04%	January 19, 2010
10,000	5.22%	October 16, 2008	7,000	5.10%	January 25, 2010
2,000	5.26%	November 5, 2008	7,000	4.83%	March 1, 2010
5,000	4.94%	November 28, 2008	7,000	4.88%	March 1, 2010
5,000	4.91%	December 2, 2008	10,000	4.84%	March 2, 2010
10,000	5.09%	January 20, 2009	7,000	3.85%	December 3, 2010

At December 31, 2007, U.S. Agency and Mortgage Backed securities, U.S. Government agency securities, collateralized mortgage obligations with an aggregate fair market value of $129 million, and $133 million of residential mortgage and other real estate secured loans were pledged to secure these Federal Home Loan Bank borrowings, repurchase agreements, local agency deposits, and Treasury, Tax and Loan accounts.

As of December 31, 2007, we had unused borrowing capacity of $42 million with the Federal Home Loan Bank and $20 million of additional borrowing capacity in the form of security repurchase agreements with two investment banking firms and unused federal funds lines of credit of $25 million with correspondent banks. The highest amount of borrowings outstanding at any month end during the twelve months ended December 31, 2007 consisted of $231 million of borrowings from the Federal Home Loan Bank and $10 million of overnight borrowings in the form of securities sold under repurchase agreements.

As of December 31, 2006, the Company had $81 million of outstanding short-term borrowings and $116 million of outstanding long-term borrowings that we had obtained from the Federal Home Loan Bank. These borrowings, along with the securities sold under agreements to repurchase, had a weighted-average annualized interest rate of 4.94%.

Certain investment securities and real estate loans had been pledged as collateral to secure these borrowings (see Notes 3 and 4). As of December 31, 2006 we had unused borrowing capacity of $112 million with the Federal Home Loan Bank and $20 million of additional borrowing capacity in the form of security repurchase agreements with two investment banking firms and unused federal funds lines of credit of $19 million with correspondent banks. The highest amount of borrowings outstanding at any month end during the twelve months ended December 31, 2006 consisted of $274 million of borrowings from the Federal Home Loan Bank and $33 million of overnight borrowings in the form of securities sold under repurchase agreements.

These Federal Home Loan Bank borrowings were obtained in accordance with the Company’s asset/liability management objective to reduce the Company’s exposure to interest rate fluctuations.

Junior Subordinated Debentures. Pursuant to rulings of the Federal Reserve Board, bank holding companies have been permitted to issue long term subordinated debt instruments that will, subject to certain conditions, qualify as and, therefore, augment capital for regulatory purposes. Pursuant to those rulings, in 2002, we formed subsidiary grantor trusts to sell and issue to institutional investors a total of approximately $17.5 million principal amount of floating junior trust preferred securities (“trust preferred securities”). In October 2004, we established another grantor trust that sold an additional $10.3 million of trust preferred securities to an institutional investor. We received the net proceeds from the sale of the trust preferred securities in exchange for our issuance to the grantor trusts, of a total $27.5 million principal amount of our junior subordinated floating rate debentures (the “Debentures”). The payment terms of the Debentures mirror those of the trust preferred securities and the payments that we make of interest and principal on the Debentures are used by the grantor trusts to make the payments that come due to the holders of the trust preferred securities pursuant to the terms of those securities. The Debentures also were pledged by the grantor trusts as security for their payment obligations under the trust preferred securities.

During the quarter ended September 2007, we voluntarily redeemed, at par, $10.3 million principal amount of the Debentures that we issued in 2002.

Set forth below are the respective principal amounts, in thousands of dollars, and certain other information regarding the terms, of the Debentures that remained outstanding as of December 31, 2007:

Original Issue Dates	Principal Amount	Interest Rate(1)	Maturity Dates
	(In thousands)
September 2002	$7,217	LIBOR plus 3.40%	September 2032
October 2004	10,310	LIBOR plus 2.00%	October 2034

Total	$17,527

(1)	Interest rate resets quarterly.

These Debentures require quarterly interest payments. Subject to certain conditions, we have the right, at our discretion, to defer those interest payments for up to five years. However, we have no plans to exercise this deferral right.

Under the Federal Reserve Board rulings, the borrowings evidenced by the Debentures, which are subordinated to all of our other borrowings that are outstanding or which we may obtain in the future, are eligible (subject to certain dollar limitations) to qualify and, at December 31, 2007, $17.5 million of those Debentures qualified as Tier I capital, for regulatory purposes. At December 31, 2006, which was prior to our redemption of $10.3 million principal amount of the Debentures, a total of $27.8 million of the Debentures qualified as Tier I capital. See discussion below under the subcaption “—Regulatory Capital Requirements.”

8. Transactions with Related Parties

The directors of the Company and the Bank, and certain of the businesses with which they are associated, conduct banking transactions with the Company in the ordinary course of business. All loans and commitments to loan included in such transactions are made in accordance with applicable laws and on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with persons of similar creditworthiness that were not affiliated with the Company, and did not present any undue risk of collectability.

The following is a summary of loan transactions with directors of the Company and certain of their associated businesses:

	Year Ended December 31,
	2007(1)	2006(1)
	(In thousands)
Beginning balance	$1,125	$1,873
New loans granted	1,713	307
Principal repayments	(173)	(1,055)

Ending balance	$2,665	$1,125

(1)	Includes loans made to executive officers who are not also directors totaling $7,000 and $46,000 in 2007 and 2006, respectively.

Deposits by directors and executive officers held by the Bank at December 31, 2007 and 2006, were $1.9 million and $1.3 million, respectively.

9. Income Taxes

The components of income tax expense (benefit) from continuing operations consisted of the following for the years ended December 31:

(Dollars in thousands)	2007	2006	2005
Current taxes:
Federal	$2,931	$3,849	$4,356
State	1,064	1,137	1,356

Total current taxes	3,995	4,986	5,712
Deferred taxes:
Federal	(256)	(336)	(857)
State	(138)	89	(308)

Total deferred taxes	(394)	(247)	(1,165)

Total income tax expense	$3,601	$4,739	$4,547

The components of our net deferred tax asset are as follows at:

(Dollars in thousands)	December 31,
	2007	2006
Deferred tax assets
Allowance for loan losses	$2,521	$2,440
Capital loss	180	177
Deferred compensation	505	367
Deferred capitalized costs	56	—
Other accrued expenses	144	156
Reserve for unfunded commitments	121	164
State taxes	316	416
Stock based compensation	312	147
Depreciation and amortization	72	—
Unrealized losses on securities and deferred compensation	953	2,056

Total deferred tax assets	5,180	5,923
Deferred tax liabilities
Depreciation and amortization	—	(8)
Deferred loan origination costs	(361)	(372)
Valuation allowance	(180)	(177)

Total deferred tax liabilities	(541)	(557)

Total net deferred tax assets	$4,639	$5,366

The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized for continuing operations as follows:

	Year Ended December 31,
	2007	2006	2005
Federal income tax based on statutory rate	34.0%	34.0%	34.0%
State franchise tax net of federal income tax benefit	6.5	6.7	7.0
Permanent differences other	(1.7)	(0.7)	(0.2)
Other	(0.4)	0.0	0.1

Total income tax expense	38.4%	40.0%	40.9%

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109,” (“FIN 48”) on January 1, 2007. We did not have any unrecognized tax benefits and there was no effect on our financial condition or results of operations as a result of implementing FIN 48.

We file income tax returns with the U.S. federal government and the state of California. As of December 31, 2007, we were subject to examination by the Internal Revenue Service with respect to our U.S. federal tax returns and the Franchise Tax Board for our California state income tax for the 2004-2006 tax years. We do not believe there will be any material changes in our unrecognized tax positions over the next 12 months.

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

Effective February 17, 2004, the Board of Directors adopted the Pacific Mercantile Bancorp 2004 Stock Incentive Plan (the “2004 Stock Incentive Plan”), which was approved by the Company’s shareholders in May 2004. That Plan authorizes the granting of options and rights to purchase restricted stock to directors, officers and other key employees, that entitle them to purchase shares of common stock of the Company at, in the case of stock options, a price per share equal to or above the fair market value of the Company’s shares on the date the option is granted or, in case of stock purchase rights, at prices and on such terms as are fixed by the Compensation Committee of the Board of Directors at the time the rights are granted. Options and restricted stock purchase rights may vest immediately or over various periods generally ranging up to five years, or based on the achievement of specified performance goals, as determined by the Compensation Committee at the time it grants the options or the restricted stock purchase rights. Options may be granted under the 2004 Stock Incentive Plan for terms of up to 10 years after the grant date, but will terminate sooner upon or shortly after a termination of service occurring prior to the expiration of the term of the option. The Company will become entitled to repurchase any unvested shares subject to restricted stock purchase rights in the event of a termination of employment or service of the holder of the stock purchase right or in the event the holder fails to achieve any goals that are required to be met as a condition of vesting. A total of 400,000 shares were authorized for issuance under the 2004 Stock Incentive Plan.

In December 2004, Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share-Based Payment”, which requires companies or other organizations that grant stock options or other equity compensation awards to employees to recognize, in their financial statements, the fair value of those options and shares as compensation cost over their respective service (vesting) periods. In the case of the Company, SFAS No. 123(R) became effective January 1, 2006 and, as of that date, we adopted the fair value recognition provisions of SFAS No. 123(R), using the modified-prospective-transition method. Under this transition method, equity compensation expense includes: (a) compensation expense for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on their grant date fair values estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on their grant date fair values estimated in accordance with the provisions of SFAS No. 123(R). Since stock-based compensation that is recognized in the statement of income is to be determined based on the equity compensation awards that we expect will ultimately vest, that compensation expense (i) has been reduced for estimated forfeitures of unvested options that typically occur due to terminations of employment of optionees and (ii) recognized on a straight-line basis over the requisite service period for the entire award. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods in the event actual forfeitures differ from those estimates. For purposes of determining stock-based compensation expense for the year ended December 31, 2007, we estimated no forfeitures of options held by the Company’s directors and all other forfeitures to be 21% of the unvested options issued.

The fair values of the options that were outstanding under the 1999 and 2004 Stock Plans were estimated as of their respective dates of grant using the Black-Scholes option-pricing model. The following table summarizes the weighted average assumptions used for grants in the following periods:

	Twelve Months Ended December 31,
	2007	2006	2005
Assumptions with respect to:
Expected volatility	29%	35%	45%
Risk-free interest rate	4.79%	4.71%	3.75%
Expected dividends	1.19%	1.07%	1.04%
Expected term (years)	6.5	6.5	5.0
Weighted average fair value of option granted during period	$5.09	$6.83	$6.32

The following tables summarize the stock option activity under the Company’s 1999 Option Plan and the 1994 Stock Incentive Plan for the twelve months ended December 31, 2007, 2006 and 2005.

	Number of Shares	Weighted- Average Exercise Price Per Share	Number of Shares	Weighted- Average Exercise Price Per Share	Number of Shares	Weighted- Average Exercise Price Per Share
	2007		2006		2005
Outstanding – January 1,	1,366,924	$9.11	1,470,698	$8.51	1,353,848	$7.73
Granted	44,800	14.66	80,000	17.33	181,500	15.18
Exercised	(249,085)	5.93	(135,974)	5.15	(7,927)	7.15
Forfeited/Canceled	(29,500)	17.01	(47,800)	15.53	(56,723)	11.49

Outstanding – December 31,	1,133,139	9.82	1,366,924	9.11	1,470,698	8.51

Options Exercisable – December 31,	901,665	$8.79	1,035,637	$7.73	1,054,262	$6.95

The aggregate intrinsic values of options exercised in the twelve months ended December 31, 2007, 2006 and 2005 were $2.1 million, $1.7 million and $64,000, respectively. Total fair values of vested options for the same periods were $645,000, $628,000 and $789,000, respectively.

	Outstanding as of December 31, 2007				Exercisable as of December 31, 2007
Range of Exercise Price	Vested	Unvested	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Shares	Weighted- Average Exercise Price
$ 4.00 – 5.99	44,312	—	$4.00	1.17	44,312	$4.00
$ 6.00 – 9.99	547,731	3,820	7.31	2.76	547,731	7.31
$10.00 – 12.99	245,741	89,192	11.23	6.11	245,741	11.23
$13.00 – 17.99	56,081	113,262	15.12	7.97	56,081	15.10
$18.00 – 18.84	7,800	25,200	18.16	8.06	7,800	18.26

	901,665	231,474	$9.82	4.64	901,665	$8.79

Weighted Average Remaining Contractual Life (Years)					3.93

The aggregate intrinsic values of options that were outstanding and those that were exercisable under the Plans at December 31, 2007 were $6.8 million and $9.8 million, respectively.

A summary of the status of the unvested shares as of December 31, 2006, and changes during the twelve month period ended December 31, 2007, are set forth in the following table.

	Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2006	331,287	$5.80
Granted	44,800	5.09
Vested	(115,113)	5.61
Forfeited/Canceled	(29,500)	6.68

Unvested at December 31, 2007	231,474	$5.74

The aggregate amount charged against income in relation to stock-based awards was $411,000, net of $171,000 in taxes, for the twelve months ended December 31, 2007. At December 31, 2007, compensation expense related to non-vested stock option grants aggregated $1.0 million, which is expected to be recognized as follows:

Stock Option Compensation Expense
(In thousands)
For the year ended December 31,
2008	611
2009	232
2010	104
2011	51
2012	7

Total	$1,005

11. Earnings Per Share (“EPS”)

Basic EPS excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted to common stock that would then share in our earnings. For the twelve months ended December 31, 2007, 2006 and 2005 stock options for 211,843, 108,813 and 43,005 shares, respectively, were not considered in computing diluted earnings per common share because they were antidilutive.

The following table shows how we computed basic and diluted EPS for twelve months ended December 31, 2007, 2006 and 2005.

(In thousands, except per share data)	For the twelve months ended December 31,
	2007	2006	2005
Net income available for common shareholders (A)	$5,770	$6,932	$5,724

Weighted average outstanding shares of common stock (B)	10,423	10,234	10,101
Dilutive effect of employee stock options and warrants	432	596	462

Common stock and common stock equivalents (C)	10,855	10,830	10,563

Earnings per share:
Basic (A/B)	$0.55	$0.68	$0.56
Diluted (A/C)	$0.53	$0.64	$0.54

12. Shareholders’ Equity

In December 2003, the Company sold 3,680,000 shares of its common stock in a public offering at a price of $9.25 per share. The net offering proceeds (after deducting underwriting commissions and offering expenses) totaled $31,178,000. In addition, the Company issued warrants to the managing underwriter for the public offering entitling it to purchase 224,000 shares of common stock at an exercise price of $11.10 per share. To the extent not exercised, these warrants expire on December 8, 2008.

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

Stock Repurchase Program. In July 2005, the Company’s Board of Directors approved a share repurchase program, which authorized the Company to purchase up to two percent (2%), or approximately 200,000, of its outstanding common shares. That program provides for share repurchases to be made in the open market or in private transactions, in accordance with applicable Securities and Exchange Commission rules, when opportunities become available to purchase shares at prices believed to be attractive. The Company is under no obligation to repurchase any shares under the share repurchase program and the timing, actual number and value of shares that are repurchased by the Company under this program will depend on a number of factors, including the Company’s future financial performance and available cash resources, competing uses for its corporate funds, prevailing market prices of its common stock and the number of shares that become available for sale at prices that the Company believes are attractive, as well as any regulatory requirements applicable to the Company.

During 2007, the Company made open market purchases, pursuant to this program, of an aggregate of 65,400 shares of its common stock for an aggregate purchase price of $869,000, which results in an average per share price of $13.28.

13. Commitments and Contingencies

The Company leases certain facilities and equipment under various non-cancelable operating leases, which generally include 3% to 5% escalation clauses in the lease agreements. Rent expense for the years ended December 31, 2007, 2006 and 2005 was $2,321,000, $2,183,000, and $1,936,000, respectively. Sublease income for the year ended December 31, 2007 and December 31, 2006 was $32,000 and $28,000, respectively. We did not sublease space in the year ended December 31, 2005.

Future minimum non-cancelable lease commitments were as follows at December 31, 2007:

(Dollars in thousands)
2008	2,454
2009	1,937
2010	1,378
2011	853
2012	304
Thereafter	69

Total	$6,995

In order to meet the financing needs of its customers in the normal course of business, the Company is party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit and standby letters of credit. These commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements. At December 31, 2007 and 2006, the Company was committed to fund certain loans including letters of credit amounting to approximately $237 million and $231 million, respectively. The contractual amounts of credit-related financial instruments such as commitments to extend credit, credit-card arrangements, and letters of credit represent the amounts of potential accounting loss should the contracts be fully drawn upon, the customers default, and the value of any existing collateral become worthless.

The Company uses the same credit policies in making commitments to extend credit and conditional obligations as it does for on-balance sheet instruments. Commitments generally have fixed expiration dates; however, since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company, upon extension of credit is based on management’s credit evaluation of the customer. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, residential real estate and income-producing commercial properties.

The Company is subject to legal actions normally associated with financial institutions. At December 31, 2007 and 2006, the Company did not have any pending legal proceedings that were expected to be material to its consolidated financial condition or results of operations.

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

14. Derivative Financial Instruments

At December 31, 2007 and 2006, the Company did not have any outstanding derivative financial instruments.

15. Employee Benefit Plans

The Company has a 401(k) plan that covers substantially all full-time employees. That plan permits voluntary contributions by employees, a portion of which are matched by the Company. The Company’s expenses relating to its contributions to the 401(k) plan for the years ended December 31, 2007, 2006 and 2005 were $312,000, $354,000 and $235,000, respectively.

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

On September 29, 2006, the FASB issued FAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R), which requires us to recognize in our balance sheet the funded status of any post-retirement plans that we maintain and to recognize, in other comprehensive income, changes in funded status of any such plans in any year in which changes occur.

We adopted FAS 158 effective December 31, 2006. The SERP is the only post-retirement plan that we maintain that is subject to FAS 158. The changes in the projected benefit obligation of other benefits under the Plan during 2007, 2006 and 2005, its funded status at December 31, 2007, 2006 and 2005, and the amounts recognized in the balance sheet at December 31, 2007 and December 31, 2006, were as follows:

	At December 31,
	2007	2006	2005
	(Dollars in thousands)
Change in benefit obligation:
Benefit obligation at beginning of period	$1,135	$921		$630
Service cost	171	136		111
Interest cost	89	65		48
Participant contributions	0	0		0
Plan amendments	0	0		0
Combination/divestiture/curtailment/settlement/termination	0	0		0
Actuarial loss/(gain)	233	13		132
(Benefits paid)	0	0		0

Benefit obligation at end of period	$1,628	$1,135		$921

Funded status:	0	0		0
Amounts recognized in the Statement of Financial Condition
Unfunded accrued SERP liability—current	$0	$0	$	n/a
Unfunded accrued SERP liability—noncurrent	(1,628)	(1,135)		n/a

Total unfunded accrued SERP liability	$(1,628)	$(1,135)		$(652)

Net amount recognized in accumulated other comprehensive income
Prior service cost/(benefit)	$76	$92	$	n/a
Net actuarial loss/(gain)	325	151		n/a

Total net amount recognized in accumulated other comprehensive income	$401	$243	$	n/a
Accumulated benefit obligation	$1,033	$747		$0
Components of net periodic SERP cost YTD:
Service cost	$171	$136		$111
Interest cost	89	65		48
Expected return on plan assets	0	0		0
Amortization of prior service cost/(benefit)	15	16		16
Amortization of net actuarial loss/(gain)	60	23		4

Net periodic SERP cost	$335	$240		$179

Recognized in other comprehensive income YTD:
Prior service cost/(benefit)	$0	$0	$	n/a
Net actuarial loss/(gain)	233	0		n/a
Amortization of prior service cost/(benefit)	(15)	(4)		n/a
Amortization of net actuarial loss/(gain)	(60)	(5)		n/a

Total recognized year to date in other comprehensive income	$158	$(9)	$	n/a

Assumptions as of December 31,:
Assumed discount rate	6.25%	6.50%		6.50%
Rate of compensation increase	4.00%	4.00%		4.00%

As of December 31, 2007, no benefits are expected to be paid in the next five years and a total of $1.7 million of benefits are expected to be paid from year 2013 to year 2017.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes that, as of December 31, 2007, the Company and the Bank met all capital adequacy requirements to which they are subject and have not been notified by any regulator agency that would require the Company or the Bank to maintain additional capital.

As of December 31, 2007, based on the applicable capital adequacy regulations, the Company and the Bank are categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Company and the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following tables.

	Actual		Applicable Federal Regulatory Requirement
			For Capital Adequacy Purposes		To be Categorized As Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total Capital to Risk Weighted Assets:
Company	$121,646	14.6%	$66,712	At least 8.0%	$83,390	At least 10.0%
Bank	94,367	11.4%	66,441	At least 8.0%	83,051	At least 10.0%
Tier I Capital to Risk Weighted Assets:
Company	$115,225	13.8%	$33,356	At least 4.0%	$50,034	At least 6.0%
Bank	87,984	10.6%	33,220	At least 4.0%	49,831	At least 6.0%
Tier I Capital to Average Assets:
Company	$115,225	10.7%	$43,170	At least 4.0%	$53,963	At least 5.0%
Bank	87,984	8.2%	43,022	At least 4.0%	53,777	At least 5.0%

The actual capital amounts and ratios of the Company and the Bank at December 31, 2006 are presented in the following table:

	Actual		Applicable Federal Regulatory Requirement
			For Capital Adequacy Purposes		To be Categorized As Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total Capital to Risk Weighted Assets:
Company	$124,196	15.4%	$64,474	At least 8.0%	$80,592	At least 10.0%
Bank	87,223	11.0%	63,733	At least 8.0%	79,666	At least 10.0%
Tier I Capital to Risk Weighted Assets:
Company	$117,866	14.6%	$32,237	At least 4.0%	$48,355	At least 6.0%
Bank	80,931	10.2%	31,867	At least 4.0%	47,800	At least 6.0%
Tier I Capital to Average Assets:
Company	$117,866	11.4%	$41,309	At least 4.0%	$51,636	At least 5.0%
Bank	80,931	7.9%	41,108	At least 4.0%	51,385	At least 5.0%

There are no conditions or events that management believes have changed the Company’s or the Bank’s classification as well-capitalized since December 31, 2007.

In February 2006, we entered into a Memorandum of Understanding with the Federal Reserve Bank of San Francisco as a result of criticisms and concerns it had with respect to our mortgage loan regulatory compliance program. The Memorandum of Understanding required us to take a number of actions that were designed to strengthen, and to satisfactorily resolve the criticisms and concerns expressed by the Federal Reserve Bank with respect to, that compliance program. Those actions included adopting new compliance procedures and policies and implementing new training programs for our lending staff that are designed (i) to assure greater oversight by management over our mortgage lending operations, (ii) to minimize failures by our lending personnel to meet the requirements of our mortgage lending regulatory compliance policies, and (iii) to enable us to identify and correct, in an expeditious manner, any compliance failures by our lending personnel. Management took the steps to address and resolve the concerns of the Federal Reserve Bank and the Federal Reserve Bank released the Bank from the Memorandum of Understanding effective September 7, 2007.

17. Parent Company Only Information

Condensed Statements of Financial Condition

(Dollars in thousands)

	December 31,
	2007	2006
Assets
Due from banks and interest-bearing deposits with financial institutions	$24,005	$28,581
Investment in subsidiaries	86,133	78,244
Securities available for sale, at fair value	65	81
Loans (net of allowance of $38 and $38, respectively)	3,827	7,004
Other assets	525	2,186

Total assets	$114,555	$116,096

Liabilities and Shareholders’ Equity
Liabilities	$166	$333
Subordinated debentures	17,527	27,837
Shareholders’ equity	96,862	87,926

Total liabilities and shareholders’ equity	$114,555	$116,096

Condensed Statements of Income

(Dollars in thousands)

	Year Ended December 31,
	2007	2006	2005
Interest income	$1,714	$1,975	$1,203
Interest expense	(1,956)	(2,254)	(1,760)
Other expenses	(458)	(42)	75
Equity in undistributed earnings of Subsidiaries	6,470	7,253	6,206

Net income	$5,770	$6,932	$5,724

Condensed Statement of Cash Flows

(Dollars in thousands)

	Year Ended December 31,
	2007	2006	2005
Cash Flows from Operating Activities:
Net income	$5,770	$6,932	$5,724
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net amortization of premium on securities	—	1	2
Net (increase) decrease in accrued interest receivable	(2)	40	(44)
Net decrease (increase) decrease in other assets	555	(8)	58
Net (increase) decrease in deferred taxes	1,109	(735)	(388)
Stock-based compensation expense	582	585	—
Undistributed earnings of subsidiary	(6,470)	(7,252)	(6,206)
Net (increase) decrease other assets	(146)	44	95
Net increase (decrease) in other liabilities	(21)	22	(16)

Net cash provided (used) in operating activities	1,377	(371)	(775)

Cash Flows from Investing Activities:
Net (increase) decrease in loans	3,177	3,234	(6,164)
Proceed from sale of subsidiary	—	127	—
Gain on sale of subsidiary	—	(2)	—
Proceeds from dissolution of trust preferred	155
Principal payments received for investment security available for sale	17	—	103

Net cash provided (used in) by investing activities	3,349	3,359	(6,061)
Cash Flows from Financing Activities:
Proceeds from exercise of stock options	1,477	620	50
Tax Benefit from exercise of stock options	400	507	—
Share buyback	(869)	—	—
Redemption of subordinated debentures	(10,310)	—	—
Capital contribution to subsidiaries	—	—	(4,250)

Net cash (used in) provided by financing activities	(9,302)	1,127	(4,200)

Net (decrease) increase in cash and cash equivalents	(4,576)	4,115	(11,036)
Cash and Cash Equivalents, beginning of period	28,581	24,466	35,502

Cash and Cash Equivalents, end of period	$24,005	$28,581	$24,466

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

Junior subordinated debentures. The fair value of the junior subordinated debentures is defined as the carrying amount. These securities are variable rate in nature and reprice quarterly.

Commitments to Extend Credit and Standby Letters of Credit. The fair value of commitments to extend credit and standby letters of credit, are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. These fees are not deemed significant at December 31, 2007 and 2006.

The estimated fair values and related carrying amounts of the Company’s financial instruments are as follows:

	December 31,
	2007		2006
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$53,732	$53,732	$26,304	$26,304
Interest-bearing deposits with financial institutions	198	198	198	198
Federal Reserve Bank and Federal Home Loan Bank stock	12,662	12,662	13,792	13,792
Securities available for sale	218,838	218,838	241,912	241,912
Loans, net	773,071	773,942	740,957	737,741
Financial Liabilities:
Noninterest bearing deposits	187,551	187,551	189,444	189,444
Interest-bearing deposits	559,112	563,919	528,349	528,712
Borrowings	208,818	211,077	201,797	201,857
Junior subordinated debentures	17,527	17,527	27,837	27,837

19. Business Segment Information

The Company only has one reportable business segment, the commercial banking division.

20. Quarterly Data

	Year Ended December 31,
	2007				2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Unaudited)
	(Dollars in thousands, except per share data)
Total interest income	$17,160	$17,892	$18,057	$16,949	$14,595	$15,683	$16,604	$16,918
Total interest expense	9,388	10,046	9,964	9,219	6,436	7,419	8,609	8,954

Net interest income	7,772	7,846	8,093	7,730	8,159	8,264	7,995	7,964
Provision for loan losses	300	325	300	1,100	225	335	270	275

Net interest income after provision for loan losses	7,472	7,521	7,793	6,630	7,934	7,929	7,725	7,689
Noninterest income	353	315	369	636	277	326	389	274
Noninterest expense	5,101	5,393	5,864	5,360	5,096	5,261	5,261	5,065

Income before income taxes	2,724	2,443	2,298	1,906	3,115	2,994	2,853	2,898
Income tax expense	1,130	899	867	705	1,240	1,235	1,151	1,113

Income from continuing operations	1,594	1,544	1,431	1,201	1,875	1,759	1,702	1,785
Loss from discontinued operations, net of taxes	—	—	—	—	(116)	(73)	—	—

Net income	$1,594	$1,544	$1,431	$1,201	$1,759	$1,686	$1,702	$1,785

Net income (loss) per share basic:
Income from continuing operations	$0.15	$0.15	$0.14	$0.11	$0.18	$0.18	$0.17	$0.17
Loss from discontinued operations	—	—	—	—	(0.01)	(0.01)	—	—

Net income	$0.15	$0.15	$0.14	$0.11	$0.17	$0.17	$0.17	$0.17

Net income (loss) per share diluted:
Income from continuing operations	$0.15	$0.14	$0.13	$0.11	$0.17	$0.17	$0.16	$0.16
(Loss) income from discontinued operations	—	—	—	—	(0.01)	(0.01)	—	—

Net income	$0.15	$0.14	$0.13	$0.11	$0.16	$0.16	$0.16	$0.16

	Year Ended December 31, 2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Unaudited)
	(Dollars in thousands, except per share data)
Total interest income	$9,739	$10,712	$12,144	$13,400
Total interest expense	3,426	3,842	4,578	5,452

Net interest income	6,313	6,870	7,566	7,948
Provision for loan losses	120	230	340	455

Net interest income after provision for loan losses	6,193	6,640	7,226	7,493
Noninterest income	244	337	236	236
Noninterest expense	3,924	4,263	4,524	4,782

Income before income taxes	2,513	2,714	2,938	2,947
Income tax expense	1,040	1,112	1,196	1,199

Income from continuing operations	1,473	1,602	1,742	1,748
Loss from discontinued operations, net of taxes	(245)	(226)	(259)	(111)

Net income	$1,228	$1,376	$1,483	$1,637

Net income (loss) per share basic:
Income from continuing operations	$0.15	$0.16	$0.16	$0.17
Loss from discontinued operations	(0.03)	(0.02)	(0.02)	(0.01)

Net income	$0.12	$0.14	$0.14	$0.16

Net income (loss) per share diluted:
Income from continuing operations	$0.13	$0.16	$0.16	$0.17
Loss from discontinued operations	(0.02)	(0.03)	(0.02)	(0.01)

Net income	$0.11	$0.13	$0.14	$0.16

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

The operating results of the discontinued wholesale mortgage lending business and retail securities brokerage business included in the accompanying consolidated statements of income are as follows:

	Year Ended December 31,
	2007	2006	2005
Income (loss) from discontinued operations, before income taxes	$—	$(313)	$(1,415)
Income tax expense (benefit)	—	(124)	(574)

(Loss) income from discontinued operations, net of taxes(1)	$—	$(189)	$(841)

(1)	Contributing to the losses, before taxes, incurred by discontinued operations in the year ended December 31, 2005, were charges aggregating $104,000 that were attributable to severance payments and write downs in the carrying value of software used in the wholesale mortgage lending business.

There were no loans held for sale by the wholesale mortgage lending division as of December 31, 2005.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Our management, under the supervision and with the participation of our Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures in effect as of December 31, 2007. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2007, our disclosure controls and procedures were effective to provide reasonable assurance that material information, relating to the Company and its consolidated subsidiaries, required to be included in our Exchange Act reports, including this Annual Report on Form 10-K, is made known to management, including the Chief Executive Officer and Chief Financial Officer, on a timely basis.

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2007, that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management’s Assessment and Determination

Our management assessed the effectiveness of Pacific Mercantile Bancorp’s internal control over financial reporting as of December 31, 2007, based on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design and the testing of the operational effectiveness of Pacific Mercantile Bancorp’s internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

Based on this assessment, management determined that, as of December 31, 2007, Pacific Mercantile Bancorp maintained effective internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Pacific Mercantile Bancorp and subsidiaries

We have audited Pacific Mercantile Bancorp and subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Pacific Mercantile Bancorp and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Pacific Mercantile Bancorp and subsidiaries’ internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Pacific Mercantile Bancorp and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Pacific Mercantile Bancorp and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2007 and our report dated March 12, 2008 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Irvine, California
March 12, 2008

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Except for information regarding our executive officers which is included in Part I of this Report, the information called for by Item 10 is incorporated herein by reference from our definitive proxy statement, which we expect to file with the Commission on or before April 29, 2008, for our 2008 Annual Shareholders Meeting.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference from our definitive proxy statement, which we expect to file with the Commission on or before April 29, 2008, for our 2008 Annual Shareholders Meeting.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except for the information set forth below relating to our equity compensation plans, the information required by Item 12 is incorporated herein by reference from our definitive proxy statement which we expect to file with the Commission on or before April 29, 2008, for our 2008 Annual Shareholders Meeting.

The following table provides information relating to our equity compensation plans as of December 31, 2007:

	Column A	Column B	Column C
	Number of Securities to Be Issued upon Exercise of Outstanding Options	Weighted- Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity compensation plans approved by shareholders	1,133,139	$9.82	50,087
Equity compensation plans not approved by shareholders	—	—	—

	1,133,139	$9.82	50,087

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated herein by reference from our definitive proxy statement which we expect to file with the Commission on or before April 29, 2008, for our 2008 Annual Shareholders Meeting.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated herein by reference from our definitive proxy statement to be filed with the Commission on or before April 29, 2008 for purposes of our 2008 Annual Shareholders Meeting.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Form 10-K:

(1)	Financial Statements:

See Index to Consolidated Financial Statements in Item 8 on Page 48 of this Report.

(2)	Financial Statement Schedules:

All schedules are omitted as the information is not required, is not material or is otherwise furnished.

(3)	Exhibits:

See Index to Exhibits on Page E-1 of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of March 2008.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following officers and directors of the Registrant in the capacities indicated on March 13, 2008.

Signature	Title

/s/ RAYMOND E. DELLERBA	President, Chief Executive Officer and Director
Raymond E. Dellerba	(Principal Executive Officer)

/s/ NANCY GRAY	Executive Vice President and Chief Financial Officer
Nancy Gray	(Principal Financial and Accounting Officer)

/s/ BRADFORD C. HOOVER	Executive Vice President and Chief Credit Officer
Bradford C. Hoover

/s/ GEORGE WELLS	Chairman of the Board and Director
George Wells

/s/ RONALD W. CHRISLIP	Director
Ronald W. Chrislip

/s/ GARY M. WILLIAMS	Director
Gary M. Williams

/s/ WARREN T. FINLEY	Director
Warren T. Finley

/s/ JOHN THOMAS, M.D.	Director
John Thomas, M.D.

/s/ ROBERT E. WILLIAMS	Director
Robert E. Williams

S-1

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
2.1	Plan of Reorganization and Merger Agreement, dated as of February 29, 2000, between Pacific Mercantile Bank and Pacific Mercantile Bancorp(1)

3.1	Articles of Incorporation of Pacific Mercantile Bancorp(1)

3.2	Bylaws of Pacific Mercantile Bancorp(1)

3.3	Pacific Mercantile Bancorp Bylaws, Amended and Restated as of December 17, 2007(12)

4.1	Specimen form of Pacific Mercantile Bancorp Common Stock Certificate(1)

10.1	1999 Incentive Stock Option and Nonqualified Option Plan (the “1999 Plan”)(1)

10.2	Form of Stock Option Agreement pertaining to the 1999 Plan(1)

10.3	Employment Agreement, dated April 23, 1999 between Raymond E. Dellerba and Pacific Mercantile Bank(1)

10.5	Office Space Lease, dated December 8, 1999, between the Irvine Company and Pacific Mercantile Bank(1)

10.6	Sublease, dated as of August 3, 1999, between Wells Fargo Bank, N.A. and Pacific Mercantile Bank(1)

10.7	Sublease, dated as of September 16, 1998, between Washington Mutual Bank, FA, and Pacific Mercantile Bank(1)

10.8	Standard Internet Banking System Licensing Agreement, dated as of January 29, 1999, between Q-UP Systems and Pacific Mercantile Bank(1)

10.9	ODFI—Originator Agreement for Automated Clearing House Entries, dated as of February 16, 1999, between eFunds Corporation and Pacific Mercantile Bank(2)

10.10	Agreement, dated September 15, 1998, between Fiserv Solutions, Inc. and Pacific Mercantile Bank(1)

10.12	Form of Underwriter’s Warrant Agreement with Paulson Investment Company(3)

10.13	Commercial Office Building Lease dated February 26, 2001 between Metro Point 13580, Lot Three, a California limited partnership, and Pacific Mercantile Bank(4)

10.14	Form of Underwriting Agreement entered into by the Company with Paulson Investment Co., Inc. on December 5, 2003(5)

10.15	Form of Representative’s Warrant issued to Paulson Investment Company on December 8, 2003(6)

10.16	Office Space Lease dated March 9, 2001 between California State Teachers Retirement System and Pacific Mercantile Bank(7)

10.17	Assignment & Assumption of Office Space Lease, dated April 1, 2003, between First National Bank and Pacific Mercantile Bank(8)

10.18	Office Space Lease, dated Sept. 14, 2003, between Leonard & Gerald Katz and Pacific Mercantile Bank(9)

10.19	Pacific Mercantile Bancorp 2004 Stock Incentive Plan (the “2004 Plan”)(10)

10.20	Employment Agreement between Pacific Mercantile Bank and Raymond E. Dellerba, as amended and restated effective as of January 1, 2006.(11)

10.21	Supplemental Retirement Plan established by Pacific Mercantile Bank for Raymond E. Dellerba, as restated for purposes of Section 409A of the Internal Revenue Code as of April 6, 2006.(11)

21	Subsidiaries of the Company

23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm

24.1	Power of Attorney (contained on the signature page of Annual Report)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2004

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2004

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2004

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2004

(1)	Incorporated by reference to the same numbered exhibit to the Company’s Registration Statement (No. 333-33452) on Form S-1 filed with the Commission on June 14, 2000 (the “S-1 Registration Statement”).

E-1

(2)	Incorporated by reference to the Exhibit 10.8 to the above referenced S-1 Registration Statement.
(3)	Incorporated by reference to the Exhibit 1.2 to the above referenced S-1 Registration Statement.
(4)	Incorporated by reference to the same numbered exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.
(5)	Incorporated by reference to Exhibit 1.1 to Registration Statement on Form S-2 (No. 333-110377) filed with the SEC on November 10, 2003 (the “S-2 Registration Statement”).
(6)	Incorporated by reference to Exhibit 1.2 to the above referenced S-2 Registration Statement.
(7)	Incorporated by reference to Exhibit 10.11 to the above referenced S-2 Registration Statement.
(8)	Incorporated by reference to Exhibit 10.12 to the above referenced S-2 Registration Statement.
(9)	Incorporated by reference to Exhibit 10.13 to the above referenced S-2 Registration Statement.
(10)	Incorporated by reference to the same numbered exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
(11)	Incorporated by reference to Exhibits 10.1 and 10.2, respectively, to a Current Report on Form 8-K dated April 6, 2006.
(12)	Incorporated by reference to the same numbered exhibit to Current Report on Form 8-K dated December 18, 2007.

E-2