Form 10-Q
period 2008-03-31
PACIFIC MERCANTILE BANCORP
filed 2008-05-09
CIK 1109546

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

10,472,149 shares of Common Stock as of May 6, 2008

PACIFIC MERCANTILE BANCORP

QUARTERLY REPORT ON FORM 10Q

FOR

THE QUARTER ENDED MARCH 31, 2008

i

PART I. – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands)

(Unaudited)

	March 31 2008	December 31 2007
ASSETS
Cash and due from banks	$16,243	$14,332
Federal funds sold	50,160	39,400

Cash and cash equivalents	66,403	53,732
Interest-bearing deposits with financial institutions	198	198
Federal Reserve Bank and Federal Home Loan Bank Stock, at cost	12,934	12,662
Securities available for sale, at fair value	212,410	218,838
Loans (net of allowances of $6,661 and $6,126, respectively)	787,410	773,071
Investment in unconsolidated subsidiaries	682	682
Accrued interest receivable	4,260	4,431
Premises and equipment, net	1,458	1,618
Other real estate owned	4,650	425
Other assets	12,428	11,366

Total assets	$1,102,833	$1,077,023

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$168,230	$187,551
Interest-bearing	590,515	559,112

Total deposits	758,745	746,663
Borrowings	222,379	208,818
Accrued interest payable	2,539	3,040
Other liabilities	4,824	4,113
Junior subordinated debentures	17,527	17,527

Total liabilities	1,006,014	980,161

Commitments and contingencies (Note 2)	—	—
Shareholders’ equity:
Preferred stock, no par value, 2,000,000 shares authorized, none issued	—	—
Common stock, no par value, 20,000,000 shares authorized, 10,487,149 and 10,492,049 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	72,492	72,381
Retained earnings	25,797	25,846
Accumulated other comprehensive loss	(1,470)	(1,365)

Total shareholders’ equity	96,819	96,862

Total liabilities and shareholders’ equity	$1,102,833	$1,077,023

The accompanying notes are an integral part of these consolidated financial statements.

Part I. Item 1. (continued)

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except for per share data)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Interest income:
Loans, including fees	$12,887	$13,713
Federal funds sold	282	573
Securities available for sale and stock	2,733	2,872
Interest-bearing deposits with financial institutions	2	2

Total interest income	15,904	17,160
Interest expense:
Deposits	6,159	6,087
Borrowings	2,860	3,301

Total interest expense	9,019	9,388

Net interest income	6,885	7,772
Provision for loan losses	1,075	300

Net interest income after provision for loan losses	5,810	7,472

Noninterest income
Service fees on deposits and other banking services	212	155
Net gain on sale of securities available for sale	1,080	—
Other	182	198

Total noninterest income	1,474	353

Noninterest expense
Salaries and employee benefits	3,291	2,982
Occupancy	683	665
Equipment and depreciation	284	317
Data processing	172	166
Professional fees	273	175
Other operating expense	993	796

Total noninterest expense	5,696	5,101

Income before income taxes	1,588	2,724
Income tax expense	588	1,130

Net income	$1,000	$1,594

Net income per share basic:	$0.10	$0.15
Net income per share diluted:	$0.09	$0.15
Dividends paid per share	$0.10	—
Weighted average number of shares:
Basic	10,491,027	10,325,397
Diluted	10,676,259	10,716,934

The accompanying notes are an integral part of these consolidated financial statements.

Part I. Item 1. (continued)

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Net income	$1,000	$1,594
Other comprehensive loss, net of tax:
Change in unrealized loss on securities available for sale, net of tax effect	(117)	300
Change in net unrealized gain (loss) and prior service benefit (cost) on supplemental executive retirement plan, net of tax effect	12	(103)

Total comprehensive income	$895	$1,791

The accompanying notes are an integral part of these consolidated financial statements.

Part I. Item 1. (continued)

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Three Months Ended March 31,
	2008	2007
Cash Flows From Operating Activities:
Income from operations	$1,000	$1,594
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	168	211
Provision for loan losses	1,075	300
Net amortization of premium (discount) on securities	87	123
Net gains on sales of securities available for sale	(1,080)	—
Mark to market (gain) loss adjustment of equity securities	(10)	23
Stock-based compensation expense	155	134
Net decrease in accrued interest receivable	171	62
Net (increase) decrease in other assets	(988)	312
Net (increase) decrease in accrued interest payable	(501)	361
Net increase in other liabilities	730	708

Net cash provided by operating activities	807	3,828
Cash Flows From Investing Activities:
Maturities of and principal payments received for securities available for sale and other stock	12,720	11,265
Purchase of securities available for sale and other stock	(73,287)	(185)
Proceeds from sale of securities available for sale and other stock	67,528	919
Net (increase) decrease in loans	(19,639)	11,308
Purchases of premises and equipment	(8)	(70)

Net cash (used) provided in investing activities	(12,686)	23,237
Cash Flows From Financing Activities:
Net increase in deposits	12,082	22,395
Proceeds from exercise of stock options	—	170
Cash dividends paid	(1,049)	—
Net cash paid for share buyback	(44)	—
Net increase in borrowings	13,561	36,607

Net cash provided by financing activities	24,550	59,172

Net increase in cash and cash equivalents	12,671	86,237
Cash and Cash Equivalents, beginning of period	53,732	26,304

Cash and Cash Equivalents, end of period	$66,403	$112,541

Supplementary Cash Flow Information:
Cash paid for interest on deposits and other borrowings	$9,519	$9,028

Cash paid for income taxes	$—	$1,530

Non-Cash Investing Activities:
Net increase in net unrealized losses and prior year service cost on supplemental employee retirement plan, net of tax	$(12)	$(103)

Net increase in net unrealized gains and losses on securities held for sale, net of income tax	$117	$300

Other real estate owned acquired	$4,225	$—

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

2. Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10–Q and, therefore, do not include all footnotes that would be required for a full presentation of financial position, results of operations, changes in cash flows and comprehensive income (loss) in accordance with generally accepted accounting principles in the United States (“GAAP”). However, these interim financial statements reflect all adjustments (consisting of normal recurring adjustments and accruals) which, in the opinion of our management, are necessary for a fair presentation of our financial position as of the end of and our results of operation for the interim periods presented.

These unaudited consolidated financial statements have been prepared on a basis consistent with prior periods, and should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2007, and the notes thereto included in our Annual Report on Form 10–K for the fiscal year ended December 31, 2007, as filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934.

Our consolidated financial position at March 31, 2008, and the consolidated results of operations for the three month period ended March 31, 2008, are not necessarily indicative of what our financial position will be as of the end of, or of the results of our operations that may be expected for any other interim period during or for, the full year ending December 31, 2008.

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

Principles of Consolidation

The consolidated financial statements for the three month periods ended March 31, 2008 and 2007, include the accounts of PMBC and its wholly owned subsidiary, Pacific Mercantile Bank.

Nonperforming Loans and Other Assets

At March 31, 2008, loans that were 90 days past due totaled $11.9 million, of which $2.0 million were still accruing interest, and we had $10.7 million of loans classified as nonaccrual and impaired. This compares to $7.7 million of loans that were 90 days past due and $8.0 million of loans classified as nonaccrual and impaired as of December 31, 2007. At March 31, 2008 and December 31, 2007, we had $3.3 million and $300,000, respectively, of restructured loans.

Earnings Per Share (“EPS”)

Basic EPS excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted to common stock that would then share in our earnings. For the three month period ended March 31, 2008, stock options to purchase up to 536,276 shares were not considered in computing diluted earnings per common share because they were antidilutive.

The following table shows how we computed basic and diluted EPS for the three months period ended March 31, 2008 and 2007.

	For the Three Months Ended March 31,
(In thousands, except earnings per share data)	2008	2007
Net income available for common shareholders (A)	$1,000	$1,594

Weighted average outstanding shares of common stock (B)	10,491	10,325
Dilutive effect of employee stock options and warrants	185	392

Common stock and common stock equivalents (C)	10,676	10,717

Earnings per share:
Basic (A/B)	$0.10	$0.15
Diluted (A/C)	$0.09	$0.15

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.-)

2. Significant Accounting Policies (Cont.-)

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and therefore, does not expand the use of fair value in any new circumstances. SFAS 157 clarifies that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and lowest priority to unobservable data. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS 157 as of January 1, 2008 and the adoption did not have a material impact on the consolidated financial statements or results of operations of the Company.

On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115,” (SFAS 159). SFAS 159 provides an alternative measurement treatment for certain financial assets and financial liabilities, under an instrument-by-instrument election, that permits fair value to be used for both initial and subsequent measurement, with changes in fair value recognized in earnings. SFAS 159 is effective beginning January 1, 2008 and we adopted SFAS 159 on January 1, 2008. The Company chose not to elect the option to measure the eligible financial assets and liabilities at fair value.

In December 2007, the SEC issued Staff Accounting Bulletin No. 110 (“SAB No. 110”), Certain Assumptions Used in Valuation Methods, which extends the use of the “simplified” method, under certain circumstances, in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS No. 123R. Prior to SAB No. 110, SAB No. 107 stated that the simplified method was only available for grants made up to December 31, 2007. The Company continues to use the simplified method in developing an estimate of expected term of stock options.

Commitments and Contingencies

To meet the financing needs of our customers in the normal course of business, we are a party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements. At March 31, 2008, loan commitments and letters of credit totaled $226 million and $7 million, respectively. The contractual amount of a credit-related financial instrument such as a commitment to extend credit, a credit-card arrangement or a letter of credit represents the amounts of potential accounting loss should the commitment be fully drawn upon, the customer default, and the value of any existing collateral securing the customer’s payment obligation become worthless.

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

In the ordinary course of business, we are subject to legal actions normally associated with financial institutions. At March 31, 2008, we were not a party to any pending legal action that is expected to be material to our consolidated financial condition or results of operations.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.-)

3. Stock-Based Employee Compensation Plans (Cont.-)

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

In December 2004, Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share-Based Payment”, which requires companies or other organizations that grant stock options or other equity compensation awards to employees to recognize, in their financial statements, the fair value of those options and shares as compensation cost over their respective service (vesting) periods. In the case of the Company, SFAS No. 123(R) became effective January 1, 2006 and, as of that date, we adopted the fair value recognition provisions of SFAS No. 123(R), using the modified-prospective-transition method. Under this transition method, equity compensation expense includes: (a) compensation expense for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on their grant date fair values estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on their grant date fair values estimated in accordance with the provisions of SFAS No. 123(R). Since stock-based compensation that is recognized in the statement of income is to be determined based on the equity compensation awards that we expect will ultimately vest, that compensation expense has been reduced for estimated forfeitures of unvested options that typically occur due to terminations of employment of optionees. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods in the event actual forfeitures differ from those estimates. For purposes of determining stock-based compensation expense for the quarter ended March 31, 2008, we estimated no forfeitures of options held by the Company’s directors and all other forfeitures to be 21% of the unvested options issued.

The fair values of the options that were outstanding under the 1999 and 2004 Stock Plans were estimated as of their respective dates of grant using the Black-Scholes option-pricing model. The following table summarizes the weighted average assumptions used for grants in the following periods:

	Three Months Ended March 31,
Assumptions with respect to:	2008(1)	2007
Expected volatility	—	30%
Risk-free interest rate	—	4.70%
Expected dividends	—	1.24%
Expected term (years)	—	6.5
Weighted average fair value of options granted during period	$—	$5.49

(1)	The Company did not grant stock options during the first quarter of 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.-)

3. Stock-Based Employee Compensation Plans (Cont.-)

The following tables summarize the share option activity under the Company’s 1999 Option Plan and the 2004 Stock Incentive Plan during the three month period ended March 31, 2008 and 2007.

	Three Months Ended March 31,
	2008		2007
	Number of Shares Subject to Options	Weighted- Average Exercise Price Per Share	Number of Shares Subject to Options	Weighted- Average Exercise Price Per Share
Outstanding—January 1,	1,133,139	$9.82	1,366,924	$9.11
Granted	—	—	13,500	15.63
Exercised	—	—	(27,000)	6.30
Forfeited/Canceled	—	—	(14,500)	17.74

Outstanding—March 31,	1,133,139	9.82	1,338,924	9.14

Options Exercisable—March 31,	937,267	$8.96	1,043,560	$7.95

There were no options exercised during the first quarter ended March 31, 2008. The aggregate intrinsic values of options exercised during the quarter ended March 31, 2007 were $255,000. Total fair values of vested options at March 31, 2008 and 2007 were $202,000 and $201,000, respectively.

	Options Outstanding as of March 31, 2008				Options Exercisable as of March 31, 2008
Range of Exercise Price	Vested	Unvested	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Shares	Weighted- Average Exercise Price
$ 4.00 – $5.99	44,312	—	$4.00	0.92	44,312	$4.00
$ 6.00 – $9.99	550,751	800	7.31	2.51	550,751	7.31
$10.00 – $12.99	261,274	73,659	11.23	5.91	261,274	11.23
$13.00 – $17.99	67,730	101,613	15.12	7.72	67,730	15.09
$18.00 – $18.84	13,200	19,800	18.16	7.81	13,200	18.16

	937,267	195,872	$9.82	4.39	937,267	$8.96

The aggregate intrinsic values of options that were outstanding and exercisable under the 1999 and 2004 Stock Plans at March 31, 2008 and 2007, were $1.5 million and $7.1 million, respectively. A summary of the status of the unvested options as of December 31, 2007, and changes during the three month period ended March 31, 2008, are set forth in the following table.

	Number of Shares Subject to Options	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2007	231,474	$5.74
Granted	—	—
Vested	(35,602)	5.68
Forfeited/Canceled	—	—

Unvested at March 31, 2008	195,872	$5.75

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.-)

3. Stock-Based Employee Compensation Plans (Cont.-)

The aggregate amounts charged against income in relation to stock-based awards were $154,000 and $134,000 for the three months ended March 31, 2008 and 2007, respectively. At March 31, 2008, compensation expense related to non-vested stock option grants were expected to be recognized in the respective amounts set forth in the table below:

Stock Option Compensation Expense
(In thousands)
Remainder of 2008	$469
For the year ended December 31,
2009	240
2010	109
2011	54
2012	8

Total	$880

4. Employee Benefit Plan

The Company has established a Supplemental Retirement Plan (SERP) for its Chief Executive Officer. Net periodic benefit costs are charged to “employee benefits expense” in the consolidated statements of income to recognize the Company’s expense in respect of that Plan. The components of net periodic benefit cost for the SERP are set forth in the table below:

	Three Months Ended March 31,
	2008	2007
	(In thousands)
Service cost	$45	$41
Interest cost	26	19
Expected return on plan assets	—	—
Amortization of prior service cost	4	4
Amortization of net actuarial loss	16	14

Net periodic SERP cost	$91	$78

5. Income Taxes

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109,” (“FIN 48”) on January 1, 2007. We did not have any unrecognized tax benefits as of March 31, 2008 and March 31, 2007.

We file income tax returns with the U.S. federal government and the state of California. As of March 31 and January 1, 2008, we were subject to examination by the Internal Revenue Service with respect to our U.S. federal tax returns and the Franchise Tax Board for California, for the 2004-2006 tax years. We do not believe there will be any material changes in our unrecognized tax positions over the next 12 months.

Our policy is that we recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. We did not have any accrued interest or penalties associated with any unrecognized tax benefits, and no interest expense was recognized during the first quarter ended March 31, 2008 and 2007. Our effective tax rate differs from the federal statutory rate primarily due to the non-deductibility of certain expenses recognized for financial reporting purposes and state taxes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.-)

6. Fair Value

The Company utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Securities available for sale and the employee benefit plan are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets on a nonrecurring basis, such as loans held for investment and certain other assets. These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets.

Fair Value Hierarchy. Under SFAS 157, the Company groups assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

Level 1	Valuation is based upon quoted prices for identical instruments traded in active markets.

Level 2	Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

Level 3	Valuation is generated from model-based techniques that use at least one significant assumption not observable in the market. These unobservable assumptions reflect estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flow models and similar techniques.

The following is a description of valuation methodologies used for assets and liabilities recorded at fair value.

Assets

Investment Securities Available for Sale. Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Securities classified as level 3 include asset-backed securities in less liquid markets.

Impaired Loans. SFAS No. 157 applies to loans measured for impairment in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan”, including impaired loans measured at an observable market price (if available), at the fair value of the loan’s collateral (if the loan is collateral dependent). The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance for possible losses represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. When the fair value of the collateral is based on an observable market price or a current appraised value, we record the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, we record the impaired loan as nonrecurring Level 3.

Foreclosed Assets. Foreclosed assets are adjusted to the lower of cost or fair value, less estimated cost to sell, at the time the loans are transferred to foreclosed assets. Subsequently, foreclosed assets are carried at the lower of carrying value or fair value less estimated cost to sell. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, we record the foreclosed asset as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, we record the foreclosed asset as nonrecurring Level 3.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.-)

6. Fair Value (Cont.-)

The following table shows the recorded amounts of assets measured at fair value on a recurring basis.

	As of March 31, 2008
	(in thousands)
	Total	Level 1	Level 2	Level 3
Assets at Fair Value:
Investment securities available for sale	$212,410	$1,760	$202,805	$7,845

The changes in Level 3 assets measured at fair value on a recurring basis are summarized in the following table:

Investment Securities Available for Sale
Balance of recurring Level 3 instruments at January 1, 2008 (in thousands)	$8,436
Total gains or losses (realized/unrealized):
Included in earnings-realized	—
Included in earnings-unrealized	—
Included in other comprehensive income	(406)
Purchases, sales, issuances and settlements, net	(185)
Transfers in and/or out of Level 3	—

Balance of recurring Level 3 assets at March 31, 2008	$7,845

Assets Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below.

	As of March 31, 2008
	(in thousands)
	Total	Level 1	Level 2	Level 3
Assets at Fair Value:
Loans	$10,734	$—	$4,951	$5,783
Other assets(1)	4,650	—	4,650	—

Total	$15,384	$—	$9,601	$5,783

(1)	Includes foreclosed assets

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The following discussion presents information about our consolidated results of operations for the three month period ended March 31, 2008 and 2007 and our consolidated financial condition, liquidity and capital resources at March 31, 2008 and should be read in conjunction with our interim consolidated financial statements and the notes thereto included elsewhere in this Report.

Forward-Looking Information

Statements contained in this Report that are not historical facts or that discuss our expectations, beliefs or views regarding our future operations or future financial performance, or financial or other trends in our business, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. Often, they include the words “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “project,” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could,” or “may.” The information contained in such forward-looking statements is based on current information and assumptions about future events over which we do not have control and our business is subject to a number of risks and uncertainties that could cause our financial condition or actual operating results in the future to differ significantly from our expected financial condition or operating results that are set forth in those statements. Certain of those risks and uncertainties are summarized below, in this Item 2, under the caption “Risks that could Affect our Future Financial Performance” and those, as well as other, risks are discussed in detail in Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2007 and readers of this Report are urged to read that summary below and the information contained in Item 1A of the 2007 Annual Report on Form 10-K in conjunction with this Report.

Due to those risks and uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements contained in this Report, which speak only as of the date of this Report, or to make predictions about future performance based solely on historical financial performance. We also disclaim any obligation to update forward-looking statements contained in this Report or in our Annual Report on Form 10-K or any other prior filings with Securities and Exchange Commission.

Overview of Operating Results in the Three Months Ended March 31, 2008

The following table sets forth information regarding the interest income that we generated, the interest expense that we incurred, our net interest income, noninterest income, noninterest expense, and our net income and net income per share for the three months ended March 31, 2008 and 2007.

	Three Months Ended March 31, (Unaudited)
	2008 Amounts	2007 Amounts	Percentage Change
	(Dollars in thousands, except per share data)
Interest income	$15,904	$17,160	(7.3)%
Interest expense	9,019	9,388	(3.9)%

Net interest income	6,885	7,772	(11.4)%

Provision for loan losses	1,075	300	258.3%

Net interest income after provision for loan losses	5,810	7,472	(22.2)%
Noninterest income	1,474	353	317.6%
Noninterest expense	5,696	5,101	11.7%

Income before income taxes	$1,588	$2,724	(41.7)%

Net income	$1,000	$1,594	(37.3)%
Net income per diluted share	$0.09	$0.15	(40.0)%
Weighted average number of diluted shares	10,676,259	10,716,934	(0.4)%

The decline in net income during the first quarter of 2008, as compared to the first quarter of 2007, was primarily attributable to (i) an $887,000 decline in net interest income, (ii) a $775,000 increase in provision for loan losses, and (iii) a $595,000 increase in non-interest expense, partially offset by $1.1 million gain on the sale of securities available for sale. The decline in net interest income was primarily attributable to a decrease in interest income, which more than offset a decline in interest expense. The decrease in interest income was primarily attributable to reductions in prevailing market rates of interest, which adversely affected the yields on our interest-earning assets and which was primarily the result of actions taken by the Federal Reserve Board to reduce interest rates in response to the slow down in the economy and the mortgage loan crisis. We increased the provision for loan losses due to an increase in borrower defaults, and an overall increase in the volume of loans outstanding. The allowance for loan losses was $6.7 million, or approximately 0.84% of loans outstanding, at March 31, 2008, as compared to $6.1 million, or 0.79%, of the loans outstanding at December 31, 2007.

Set forth below are certain key financial performance ratios and other unaudited financial data for the periods indicated:

	Three Months Ended March 31,
	2008	2007
	(Unaudited)
Return on average assets (1)	0.37%	0.64%
Return on average shareholders’ equity (1)	4.08%	7.25%
Net interest margin (1,2)	2.60%	3.07%

(1)	Annualized.

(2)	Net interest income expressed as a percentage of total average interest earning assets.

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

Allowance for Loan Losses. The failure of borrowers to repay their loans is an inherent risk of the banking business. Therefore, like virtually all banks and other lending institutions, we follow the practice of maintaining an allowance against which we charge losses on the loans we make (the “allowance for loan losses”).The accounting policies and practices we follow in determining the sufficiency of that allowance require us to make judgments and assumptions about economic and market conditions and trends that can affect the ability of our borrowers to meet their loan payment obligations to us. Accordingly, we use historical loss factors, adjusted for current economic market conditions and other economic indicators, to estimate the potential losses inherent in our loan portfolio and assess the sufficiency of our allowance for loan losses. If unanticipated changes were to occur in those conditions or trends, actual loan losses could be greater than those predicted by those loss factors and our prior assessments of economic conditions and trends. In such an event, it could be necessary for us to increase the allowance for loan losses by means of a charge to income referred to in our financial statements as the “provision for loan losses.” Such an increase would reduce the carrying value of the loans on our balance sheet, and the additional provision for loan losses taken to increase that allowance would reduce our income in the period when it is determined that an increase in the allowance for loan losses is necessary. See the discussion in the subsections entitled “Results of Operations—Provision for Loan Losses” and “Financial Condition—Allowance for Loan Losses and Nonperforming Loans” below.

Fair Value of Securities Available for Sale. Securities available for sale are those that we intend to hold for an indefinite period of time, but which we may sell in response to changes in liquidity needs, changes in interest rates, changes in prepayment risks or other similar factors. Such securities are recorded at fair value. Any unrealized gains and losses are reported as “Other Comprehensive Income (Loss)” rather than included in or deducted from earnings. We determine the fair value of those securities (as opposed to securities which we intend to hold to maturity) by obtaining price quotations from third party vendors and securities brokers. When such quotations are not available, a reasonable fair value is determined by using a variety of industry standard pricing methodologies including, but not limited to, discounted cash flow analysis, matrix pricing, option adjusted spread models, as well as fundamental analysis. These pricing methodologies require us to make various assumptions relating to such matters as future prepayment speeds, yield, duration, monetary policy and demand and supply for the individual securities. Consequently, if changes were to occur in the market or other conditions on which those assumptions were based, it could become necessary for us to make adjustments to the fair values of those securities, which would have the effect of changing our accumulated other comprehensive gain/(loss) in our consolidated statements of financial condition.

Utilization of Deferred Income Tax Benefits. The provision that we make for income taxes is based on, among other things, our ability to use certain income tax benefits available under state and federal income tax laws to reduce our income tax liability. As of March 31, 2008, the total of the unused income tax benefits (included in “Other Assets” in our consolidated balance sheet), available to reduce our income taxes in future periods was $4.6 million. Unless used, such tax benefits expire over time. Therefore, the realization of those benefits is dependent on our generating taxable income in the future in amounts sufficient to enable us to use those tax benefits prior to their expiration. We have made a judgment, based on historical experience and current and anticipated market and economic conditions and trends, that it is more likely than not that we will generate taxable income in future years sufficient to fully utilize those benefits before they expire. In the event that market or economic conditions or our results of operation were to change in a manner that would lead us to conclude that it would be less likely that those benefits could be fully utilized, it could become necessary for us to establish a valuation reserve to cover any potential loss of those tax benefits by increasing the provision we make for income taxes, which would have the effect of reducing our net income in the period when that valuation reserve is established.

Results of Operations

Net Interest Income

One of the principal determinants of a bank’s income is net interest income, which is the difference between (i) the interest that a bank earns on loans, investment securities and other interest-earning assets, on the one hand, and (ii) its interest expense, which consists primarily of the interest it must pay to attract and retain deposits and the interest that it pays on borrowings and other interest-bearing liabilities, on the other hand. As a general rule, all other things being equal, the greater the difference between the amount of our interest income and the amount of our interest expense, the greater will be our income; whereas, a decline in that difference will generally result in a decline in our net income. A bank’s interest income and interest expense are, in turn, affected by a number of factors, some of which are outside of its control, including national and local economic conditions and the monetary policies of the Federal Reserve Board which affect interest rates, the demand for loans, and the ability of borrowers to meet their loan payment obligations. Net interest income, when expressed as a percentage of total average interest earning assets, is a banking organization’s “net interest margin.”

The following table sets forth our interest income, interest expense and net interest income (in thousands of dollars) and our net interest margin in the three months ended March 31, 2008 and 2007, respectively:

	Three Months Ended March 31,
	2008 Amount	2007 Amount	Percent Change
	(Unaudited)
Interest income	$15,904	$17,160	(7.3)%
Interest expense	9,019	9,388	(3.9)%

Net interest income	$6,885	$7,772	(11.4)%
Net interest margin	2.60%	3.07%

As the table above indicates, our net interest income, a primary measure of bank profitability, declined by $887,000, or 11.4%, to nearly $6.9 million in the first quarter of 2008, from $7.8 million in the first quarter of the prior year, which resulted in a decline in our net interest margin by 47 basis points to 2.6% from 3.07% in the first quarter of 2007. The decline in our net interest income was due, for the most part, to a $1.3 million, or 7%, decrease in interest income in the first quarter of 2008 as compared to the first quarter of 2007, that was primarily attributable to decreases in the rates of interest on our securities and loans, the main components of our interest income. Those decreases in interest rates were primarily the result of reductions in prevailing market rates of interest in response to decreases, aggregating 300 basis points, in interest rates by the Federal Reserve Board in an effort to stimulate the economy and, thereby, head off a possible economic recession.

The decrease in interest income was partially offset by a $369,000, or 4%, decrease in interest expense, that was due primarily to decreases in rates paid by us on deposits which adjust to changes in market rates of interest. However, due to an increase in competition among banking and other depository institutions for deposits, we were not able to decrease the interest rates on deposits to fully match the decreases in interest rates on loans and other earning assets.

Average Balances

Information Regarding Average Assets and Average Liabilities

The following table sets forth information regarding our average balance sheet, yields on interest earning assets, interest expense on interest-bearing liabilities, the interest rate spread and the interest rate margin for the three months ended March 31, 2008 and 2007.

	Three Months Ended March 31,
	2008			2007
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
	(Unaudited)
Interest earning assets:
Short-term investments(1)	$37,283	$284	3.06%	$43,766	$575	5.32%
Securities available for sale and stock(2)	242,717	2,733	4.53%	249,953	2,872	4.66%
Loans	783,057	12,887	6.62%	736,146	13,713	7.55%

Total earning assets	1,063,057	15,904	6.02%	1,029,865	17,160	6.76%
Noninterest earning assets	30,415			27,804

Total Assets	$1,093,472			$1,057,669

Interest-bearing liabilities:
Interest-bearing checking accounts	$19,326	30	0.62%	$21,752	39	0.73%
Money market and savings accounts	161,225	1,024	2.55%	140,154	1,163	3.37%
Certificates of deposit	409,838	5,105	5.01%	385,632	4,885	5.14%
Other borrowings	216,336	2,554	4.75%	219,261	2,713	5.02%
Junior subordinated debentures	17,682	306	6.96%	27,837	588	8.57%

Total interest-bearing liabilities	824,407	9,019	4.40%	794,636	9,388	4.79%

Noninterest-bearing liabilities	170,869			173,869

Total Liabilities	995,276			968,505
Shareholders’ equity	98,196			89,164

Total Liabilities and Shareholders’ Equity	$1,093,472			$1,057,669

Net interest income		$6,885			$7,772

Interest rate spread			1.62%			1.97%

Net interest margin			2.60%			3.07%

(1)	Short-term investments consist of federal funds sold and interest bearing deposits with financial institutions.

(2)	Stock consists of Federal Home Loan Bank Stock and Federal Reserve Bank Stock.

The following table sets forth the changes in interest income, including loan fees, and interest paid in the three month period ended March 31, 2008, as compared to the same period in 2007 and the extent to which those changes were attributable to changes in the volume of and rates of interest earned on interest-earning assets and the volume of and interest paid on interest-bearing liabilities.

	Three Months Ended March 31, 2008 vs 2007 Increase (decrease) due to:
	Volume (1)	Rate(1)	Total
	(Unaudited)
	(Dollars in thousands)
Interest income:
Short-term investments(2)	$(77)	$(214)	$(291)
Securities available for sale and stock	(70)	(69)	(139)
Loans	883	(1,709)	(826)

Total earning assets	736	(1,992)	(1,256)
Interest expense:
Interest-bearing checking accounts	(4)	(5)	(9)
Money market and savings accounts	164	(303)	(139)
Certificates of deposit	334	(114)	220
Borrowings	(31)	(128)	(159)
Junior subordinated debentures	(186)	(96)	(282)

Total interest-bearing liabilities	277	(646)	(369)

Net interest income	$459	$(1,346)	$(887)

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

The above table indicates that the decrease of $887,000 in our net interest income in the three months ended March 31, 2008, as compared to the like period in 2007, was primarily the result of a decrease of $1.3 million attributable to a rate variance, partially offset by a $459,000 increase in volume variance. The decrease attributable to rate variance was primarily the result of a 74 basis point decrease in interest rates on average earning assets and a 39 basis point decrease in interest rates paid on interest bearing liabilities. The increase in net interest income attributable to the volume variance reflects increases in average interest earning assets of $33 million and in interest bearing liabilities of $29 million.

Provision for Loan Losses

The failure of borrowers to repay their loans is an inherent risk of the banking business. Therefore, like virtually all banks and other lending institutions, we follow the practice of maintaining an allowance for possible loan losses that occur from time to time as an incidental part of the banking business. When it is determined that the payment in full of a loan has become unlikely, the carrying value of the loan is reduced to what management believes is its realizable value. This reduction, which is referred to as a loan “charge-off,” or “write-down” is charged against that allowance. The amount of the allowance for loan losses is increased periodically (i) to replenish the allowance after it has been reduced due to loan charge-offs, (ii) to reflect changes in the volume of outstanding loans, and (iii) to take account of changes in the risk of potential losses due to a deterioration in the condition of borrowers or in the value of property securing non–performing loans or adverse changes in economic conditions. See “—Financial Condition—Allowance for Loan Losses and Nonperforming Loans” below in this Section of this Report. Increases in the allowance are made through a charge, recorded as an expense in the statement of income referred to as the “provision for loan losses.” Recoveries of loans previously charged-off are added back to the allowance and, therefore, have the effect of increasing the allowance and reducing the amount of the provision that might otherwise have had to be made to replenish or increase the allowance.

During the first quarter of 2008, we made provisions, of $1.1 million for potential loan losses, as compared to $300,000 in the same quarter of 2007, in response to: (i) a $2.7 million increase in non-performing loans during the first quarter of 2008; (ii) an increase in net loan charge-offs, which required us to make provisions to replenish the allowance for loan losses; (iii) the growth of our loan portfolio; and (iv) a worsening of economic conditions, which increased the risks of loan defaults by borrowers. During the first quarter of 2008, net loan charge-offs totaled $540,000, as compared to $408,000 in the first quarter of 2007. At March 31, 2008, the allowance for loan losses totaled $6.7 million, or 0.84% of loans then outstanding, as compared to $6.1 million, or 0.79% of loans outstanding, at December 31, 2007.

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

In addition, the Federal Reserve Bank of San Francisco and the California Department of Financial Institutions, as an integral part of their examination processes, periodically review the adequacy of our allowance for loan losses. These agencies may require us to make additional provisions, over and above the provisions that we have already made, the effect of which would be to reduce our income.

Noninterest Income

Noninterest income consists primarily of fees charged for services provided by the Bank on deposit accounts and gains on sales assets. The following table identifies the components, (in thousands of dollars) of, and sets forth the percentage changes in, noninterest income in the three months ended March 31, 2008, as compared to the same period of 2007.

	Three Months Ended March 31,
	Amount		Percentage Change 2008 vs. 2007
	2008	2007
	Unaudited
Service fees on deposits	$212	$155	36.8%
Net gains on sales of securities available for sale	1,080	—	NM
Other	182	198	(8.1)%

Total	$1,474	$353	317.6%

The increase in non-interest income at March 31, 2008, as compared to the same period in 2007, was primarily the result of a $1.1 million gain recognized, during the first quarter of 2008, on sales of securities available for sale. Those sales were made to the reposition our portfolio of securities available for sale as part of our overall management of the mix, and matching of maturities and repricing, of our assets and liabilities.

Noninterest Expense

The following table compares the amounts (in thousands of dollars) of the principal components of noninterest expense in the three months ended March 31, 2008 and in the same three month period of 2007.

	Three Months Ended March 31,
	Amount		Percentage Change 2008 vs. 2007
	2008	2007
	Unaudited (Dollars in thousands)
Salaries and employee benefits	$3,291	$2,982	10.4%
Occupancy	683	665	2.7%
Equipment and depreciation	284	317	(10.4)%
Data processing	172	166	3.6%
Professional fees	273	175	56.0%
Customer expense	114	159	(28.3)%
FDIC insurance	123	—	NM
Other real estate owned expense	81	—	NM
Other operating expense(1)	675	637	6.0%

Total	$5,696	$5,101	11.7%

(1)	Other operating expenses primarily consist of telephone, stationery and office supplies, regulatory, and investor relations expenses, and insurance premiums, postage, and correspondent bank fees.

The increase in non-interest expense in the three months ended March 31, 2008 was, for the most part, attributable to (i) an increase of $308,000 in compensation expense, due primarily to the addition of commercial loan officers during 2007, as part of our initiative to increase commercial loans and decrease real estate and real estate construction loans; (ii) a $123,000 increase in Federal Deposit Insurance assessments (that are paid by all federally insured banking institutions) resulting from the 2007 change in assessment formulas mandated by the Federal Deposit Insurance Reform Act of 2005; (iii) a $97,000 increase in professional fees, and (iv) the recognition of $81,000 of expenses associated with acquisition and resale of other real estate owned.

Due primarily to the increase in non-interest expense and the decline in total revenues (net interest income, plus non-interest income) in the three months ended March 31, 2008, our efficiency ratio (non-interest expense as a percentage of total revenues) increased to 68% in the first quarter of 2008, from 63% in the quarter ended March 31, 2007.

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

For example, rates on certain assets or liabilities typically lag behind changes in market rates of interest. Additionally, prepayments of loans and securities available for sale, and early withdrawals of certificates of deposit, can cause the interest sensitivities to vary.

The table below sets forth information concerning our rate sensitive assets and liabilities at March 31, 2008. The assets and liabilities are classified by the earlier of maturity or repricing dates in accordance with their contractual terms. As described above, certain shortcomings are inherent in the method of analysis presented in this table.

	Three Months or Less	Over Three Through Twelve Months	Over One Year Through Five Years	Over Five Years	Non- Interest- Bearing	Total
	Unaudited (Dollars in thousands)
Assets
Interest-bearing deposits in other financial institutions	$—	$198	$—	$—	$—	$198
Investment in unconsolidated trust subsidiaries	—	—	—	682	—	682
Securities available for sale	13,700	29,265	92,985	76,460	—	212,410
Federal Reserve Bank and Federal Home Loan Bank stock	12,934	—	—	—	—	12,934
Federal funds sold	50,160	—	—	—	—	50,160
Loans, gross	370,216	121,307	233,101	69,447	—	794,071
Non-interest earning assets, net	—	—	—	—	32,378	32,378

Total assets	$447,010	$150,770	$326,086	$146,589	$32,378	$1,102,833

Liabilities and Shareholders Equity
Noninterest-bearing deposits	$—	$—	$—	$—	$168,230	$168,230
Interest-bearing deposits	253,306 (1)	253,598 (2)	83,611	—	—	590,515
Borrowings	42,379	72,000	108,000	—	—	222,379
Junior subordinated debentures	17,527	—	—	—	—	17,527
Other liabilities	—	—	—	—	7,363	7,363
Shareholders’ equity	—	—	—	—	96,819	96,819

Total liabilities and shareholders equity	$313,212	$325,598	$191,611	$—	$272,412	$1,102,833

Interest rate sensitivity gap	$133,798	$(174,828)	$134,475	$146,589	$(240,034)	$—

Cumulative interest rate sensitivity gap	$133,798	$(41,030)	$93,445	$240,034	$—	$—

Cumulative % of rate sensitive assets in maturity period	41%	54%	84%	97%	100%

Rate sensitive assets to rate sensitive liabilities and shareholders’ equity	143%	46%	170%	N/A	12%

Cumulative ratio	143%	94%	111%	129%	100%

[1]	Net of Bancorp’s savings accounts of $22.7 million

[2]	Net of Bancorp’s certificate of deposits of $250,000

At March 31, 2008, our rate sensitive balance sheet was shown to be in a negative twelve-month gap position. This would imply that our net interest margin would decrease in the short–term if interest rates were to rise and would increase in the short-term if interest rates were to fall. However, as noted above, the extent to which our net interest margin will be impacted by changes in prevailing interests rates will depend on a number of factors, including how quickly rate sensitive assets and liabilities react to interest rate changes, the mix of our interest earning assets (loans versus other lower yielding interest earning assets, such as securities) and the mix of our interest bearing deposits (between for example, lower interest core deposits and higher cost time certificates of deposit) and our other interest bearing liabilities.

Financial Condition

Assets

Our total consolidated assets increased by $26 million to $1.103 billion at March 31, 2008 from $1.077 billion at December 31, 2007, as we used increases in deposits and borrowings during the three months ended March 31, 2008 to increase loans and federal funds sold.

The following table sets forth the composition of our interest earning assets (in thousands of dollars) at:

	March 31, 2008	December 31, 2007
	Unaudited
Federal funds sold	$50,160	$39,400
Interest-bearing deposits with financial institutions	198	198
Federal Reserve Bank and Federal Home Loan Bank Stock, at cost	12,934	12,662
Securities available for sale, at fair value	212,410	218,838
Loans (net of allowances of $6,661 and $6,126, respectively)	787,410	773,071

Loans

The following table sets forth, in thousands of dollars, the composition, by loan category, of our loan portfolio, at March 31, 2008 and December 31, 2007:

	March 31, 2008		December 31, 2007
	Amount	Percent	Amount	Percent
	Unaudited
Commercial loans	$272,969	34.4%	$269,887	34.6%
Commercial real estate loans - owner occupied	171,798	21.6%	163,949	21.0%
Commercial real estate loans - all other	117,259	14.8%	108,866	14.0%
Residential mortgage loans - single family	60,842	7.7%	64,718	8.3%
Residential mortgage loans - multi-family	98,363	12.4%	92,440	11.9%
Construction loans	33,673	4.2%	47,179	6.1%
Land development loans	28,764	3.6%	25,800	3.3%
Consumer loans	10,438	1.3%	6,456	0.8%

Gross loans	794,106	100.0%	779,295	100.0%

Deferred fee (income) costs, net	(35)		(98)
Allowance for loan losses	(6,661)		(6,126)

Loans, net	$787,410		$773,071

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

The following table sets forth, in thousands of dollars, the maturity distribution of our loan portfolio (excluding consumer and residential mortgage loans) at March 31, 2008:

	March 31, 2008
	One Year or Less	Over One Year Through Five Years	Over Five Years	Total
		Unaudited
Real estate and construction loans(1)
Floating rate	$57,737	$26,384	$166,867	$250,988
Fixed rate	23,186	46,039	31,281	100,506
Commercial loans
Floating rate	111,476	29,226	7,050	147,752
Fixed rate	75,452	42,534	7,231	125,217

Total	$267,851	$144,183	$212,429	$624,463

(1)	Does not include mortgage loans on single and multi-family residences and consumer loans, which totaled $159.2 million and $10.4 million, respectively, at March 31, 2008.

Allowance for Loan Losses and Nonperforming Loans

Allowance for Loan Losses. The allowance for loan losses (the “Allowance”) at March 31, 2008 was $6.7 million, which represented approximately 0.84% of the loans outstanding at March 31, 2008, as compared to $6.1 million, or 0.79%, of the loans outstanding at December 31, 2007.

We carefully monitor changing economic conditions, the loan portfolio by category, the financial condition of borrowers, the historical performance of the loan portfolio, and we follow bank regulatory guidelines in determining the adequacy of the allowance. We believe that the allowance at March 31, 2008 was adequate to provide for losses inherent in the loan portfolio. However, as the volume of loans increases, additional provisions for loan losses will be required to maintain the allowance at adequate levels. Additionally, the allowance was established on the basis of assumptions and judgments regarding such matters as economic conditions and trends and the condition of borrowers, historical industry loan loss data and regulatory guidelines and, if there were changes in those conditions or trends, actual loan losses in the future could vary from the losses that were predicted on the basis of those earlier assumptions, judgments and guidelines. For example, if economic conditions were to deteriorate further, or interest rates were to increase significantly, which would have the effect of increasing the risk that borrowers would encounter difficulties meeting their loan payment obligations, it could become necessary to increase the allowance by means of additional provisions for loan losses. See “—Results of Operations—Provision for Loan Losses” above.

Set forth below is a summary, in thousands of dollars, of the transactions in the allowance for loan losses for the three months ended March 31, 2008 and the year ended December 31, 2007:

	Three Months Ended March 31, 2008	Year Ended December 31, 2007
	Unaudited
Balance, beginning of period	$6,126	$5,929
Provision for loan losses	1,075	2,025
Net, amounts charged off	(540)	(1,828)

Balance, end of period	$6,661	$6,126

Non-Performing Loans. We also measure and establish reserves for loan impairments on a loan-by-loan basis using either the present value of expected future cash flows discounted at a loan’s effective interest rate, or the fair value of the collateral if the loan is collateral-dependent. We exclude smaller, homogeneous loans, such as consumer installment loans and lines of credit, from our impairment calculations. Also, loans that experience insignificant payment delays or shortfalls are generally not considered impaired. We generally cease accruing interest, and therefore classify as nonaccrual, any loan as to which principal or interest has been in default for a period of 90 days or more, or if repayment in full of interest or principal is not expected.

At March 31, 2008 and December 31, 2007, we had $10.7 million and $8.0 million, respectively, that were delinquent and which were classified as nonaccrual and impaired loans. The increase in non-performing loans at March 31, 2008, as compared to December 31, 2007, was mainly attributable to two construction/development loans that had become delinquent and were placed on nonaccrual status during the first three months of 2008. However, we believe that all of these loans are well-collateralized or have been adequately reserved for.

Loans delinquent 90 days or more totaled $11.9 million, of which $2.0 million were still accruing interest, at March 31, 2008; whereas we had $7.7 million loans delinquent 90 days or more as of December 31, 2007. We had one restructured loan at March 31, 2008 that was continuing to accrue interest, increasing the amount of restructured loans to $3.3 million compared to $300,000 at December 31, 2007. At March 31, 2008, our average investment in impaired loans was $8.8 million. The interest that we would have earned during the three months ended March 31, 2008, if the impaired loans had remained current in accordance with their original terms was $195,000.

Other Nonperforming Assets

Other real estate owned totaled $4.6 million and $425,000 at March 31, 2008 and December 31, 2007, respectively. At March 31, 2008 there were three single family residences and one condominium project that were classified as other real estate owned. One of those single family residences was sold in April 2008 and another is in escrow with a closing anticipated by June 1, 2008

Deposits

Average Balances of and Average Interest Rates Paid on Deposits. Set forth below are the average amounts (in thousands of dollars) of, and the average rates paid on, deposits for the three months ended March 31, 2008:

	Three Months Ended March 31, 2008
	Unaudited
	Average Balance	Average Rate
Noninterest-bearing demand deposits	$170,869	—
Interest-bearing checking accounts	19,326	0.62%
Money market and savings deposits	161,225	2.55%
Time deposits	409,838	5.01%

Average total deposits	$761,258	3.25%

Deposit Totals. Deposits totaled $759 million at March 31, 2008 as compared to $747 million at December 31, 2007. At March 31, 2008, noninterest-bearing deposits totaled $168 million and represented 22% of total deposits, as compared to $188 million and 25% of total deposits at December 31, 2007. At March 31, 2008, certificates of deposit in denominations of $100,000 or more totaled $238 million and represented 31% of total deposits, as compared to $229 million and 31% of total deposits at December 31, 2007. Set forth below, in thousands of dollars, is a maturity schedule of domestic time certificates of deposit outstanding at March 31, 2008:

	At March 31, 2008
	Certificates of Deposit Under $100,000	Certificates of Deposit of $100,000 or More
	Unaudited
Maturities
Three months or less	$22,209	$58,244
Over three and through twelve months	114,370	139,272
Over twelve months	43,313	40,872

Total certificates of deposit	$179,892	$238,388

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

Our liquid assets, which included cash and due from banks, federal funds sold, interest earning deposits with financial institutions and unpledged securities available for sale (excluding Federal Reserve Bank and Federal Home Loan Bank stock) totaled $111 million, which represented 10% of total assets at March 31, 2008.

Cash Flow Provided by Operating Activities. Cash flow of $807,000 was provided by operating activities during the three months ended March 31, 2008.

Cash Flow Used in Investing Activities. In the three months ended March 31, 2008, $13 million was used in investing activities primarily to fund $73 million in purchases of securities and $20 million to fund an increase in loans, offset by $68 million in cash generated by sales of securities and $13 million from maturities of and principal payments received on securities available for sale.

Cash Flow Provided by Financing Activities. Cash flow of $25 million was provided by financing activities during the three months ended March 31, 2008, comprised of net increases of $14 million in borrowings and $12 million in deposits.

Ratio of Loans to Deposits. The relationship between gross loans and total deposits can provide a useful measure of a bank’s liquidity. Since repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loan-to-deposit ratio the less liquid are our assets. On the other hand, since we realize greater yields and higher interest income on loans than we do on investments, a lower loan-to-deposit ratio can adversely affect interest income and earnings. As a result, our goal is to achieve a loan-to-deposit ratio that appropriately balances the requirements of liquidity and the need to generate a fair return on assets. At March 31, 2008, the ratio of loans-to-deposits was 105%, compared to 104% at December 31, 2007.

Off Balance Sheet Arrangements

Loan Commitments and Standby Letters of Credit. In order to meet the financing needs of our customers in the normal course of business, we make commitments to extend credit and issue standby commercial letters of credit to or for our customers. At March 31, 2008 and December 31, 2007, we were committed to fund certain loans amounting to approximately $234 million and $237 million, respectively.

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

Contractual Obligations

Borrowings. As a source of additional funds that we have used primarily to fund loans and to purchase other interest earning assets, we have obtained long and short term borrowings from the Federal Home Loan Bank (the “FHLB”). As of March 31, 2008, we had $108 million of outstanding long-term borrowings, with maturities ranging from May 2009 to December 2010, and $107 million of outstanding short-term borrowings, with maturities ranging from May 2008 to February 2009 that we had obtained from the Federal Home Loan Bank. These borrowings, together with securities sold under agreements to repurchase, have a weighted-average annualized interest rate of 4.75%. By comparison, as of December 31, 2007, we had $118 million of outstanding long-term borrowings and $84 million of outstanding short-term borrowings that we had obtained from the Federal Home Loan Bank, which, together with the securities sold under agreements to repurchase, had a weighted-average annualized interest rate of 4.98%

At March 31, 2008, U.S. agency and mortgage backed securities, U.S. Government agency securities and collateralized mortgage obligations with an aggregate fair market value of $157 million and $163 million of residential mortgage and other real estate secured loans were pledged to secure these Federal Home Loan Bank borrowings, repurchase agreements, local agency deposits, and treasury, tax and loan accounts.

The highest amount of borrowings outstanding at any month end during the three months ended March 31, 2008 consisted of $235 million of borrowings from the Federal Home Loan Bank and $9 million of overnight borrowings in the form of securities sold under repurchase agreements. During 2007, the highest amount of borrowings outstanding at any month end consisted of $231 million of advances from the Federal Home Loan Bank and $10 million of overnight borrowings in the form of securities sold under repurchase agreements.

Junior Subordinated Debentures. Pursuant to rulings of the Federal Reserve Board, bank holding companies have been permitted to issue long term subordinated debt instruments that will, subject to certain conditions, qualify as and, therefore, augment capital for regulatory purposes. Pursuant to those rulings, in 2002, we formed subsidiary grantor trusts to sell and issue to institutional investors a total of approximately $17.5 million principal amount of floating junior trust preferred securities (“trust preferred securities”). We received the net proceeds from the sale of the trust preferred securities in exchange for our issuance to the grantor trusts, of a total $17.5 million principal amount of our junior subordinated floating rate debentures (the “Debentures”), the payment terms of which mirror those of the trust preferred securities. The payments we make on the Debentures are used by the grantor trusts to make the corresponding payments on the trust preferred securities and the Debentures are pledged as security for the payment obligations of the grantor trusts with respect to the trust preferred securities.

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

Set forth below are the respective principal amounts, in thousands of dollars, and certain other information regarding the terms, of the Debentures that remained outstanding as of March 31, 2008:

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

Under the Federal Reserve Board rulings, the borrowings evidenced by the Debentures, which are subordinated to all of our other borrowings that are outstanding or which we may obtain in the future, are eligible (subject to certain dollar limitations) to qualify, and at March 31, 2008, all $17.5 million principal amount of those Debentures qualified as Tier I capital for regulatory purposes.

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

The following is a summary of the major components of securities available for sale and a comparison of the amortized cost, estimated fair values and gross unrealized gains and losses, in thousands of dollars, as of March 31, 2008 and December 31, 2007:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
		Unaudited
March 31, 2008
Securities Available For Sale:
US Agencies/Mortgage-backed securities	$174,537	$390	$(1,341)	$173,586
Collateralized mortgage obligations	12,475	21	(357)	12,139

Total government and agencies securities	187,012	411	(1,698)	185,725
Municipal securities	22,894	84	(663)	22,315
Asset backed securities	2,858	—	(248)	2, 610
Mutual fund	1,760	—	—	1, 760

Total Securities Available For Sale	$214,524	$495	$(2,609)	$212,410

December 31, 2007
Securities Available For Sale:
U.S. agencies and mortgage-backed securities	$174,370	$511	$(1,693)	$173,188
Collateralized mortgage obligations	18,885	—	(376)	18,509

Total government and agencies securities	193,255	511	(2,069)	191,697
Municipal securities	22,893	65	(417)	22,541
Asset backed securities	2,857	—	(5)	2,852
Mutual fund	1,748	—	—	1,748

Total Securities Available For Sale	$220,753	$576	$(2,491)	$218,838

At March 31, 2008, U.S. agencies and mortgage backed securities, U.S. Government agency securities and collateralized mortgage obligations with an aggregate fair market value of $157 million were pledged to secure Federal Home Loan Bank borrowings, repurchase agreements, local agency deposits and treasury, tax and loan accounts.

The amortized cost and estimated fair value, at March 31, 2008, of securities available for sale are shown, in thousands of dollars in the following table, by contractual maturities and historical prepayments based on the prior three months of principal payments. Expected maturities will differ from contractual maturities and historical prepayments, particularly with respect to collateralized mortgage obligations, because borrowers may react to interest rate market conditions differently than the historical prepayment rates.

	March 31, 2008 Maturing in
	One year or less		Over one year through five years		Over five years through ten years		Over ten years		Total
	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield
	(Dollars in thousands)
Securities available for sale(1):
U.S. Agencies/Mortgage backed securities	$32,344	4.21%	$77,857	4.28%	$37,051	4.49%	$27,285	4.66%	$174,537	4.37%
Collateralized mortgage obligations	208	4.23%	5,235	4.47%	7,032	4.58%	—	0.00%	12,475	4.53%
Municipal securities	—	—	—	—	3,132	4.10%	19,762	4.26%	22,894	4.24%
Asset backed securities	—	—	—	—	—	—	2,858	3.66%	2,858	3.66%
Total Securities Available for sale (1)	$32,552	4.21%	$83,092	4.29%	$47,215	4.48%	$49,905	4.44%	$212,764	4.35%

(1)	Mutual fund securities of $1.76 million are excluded from the above table, as they do not have stated maturity dates.

The table below shows as of March 31, 2008, the gross unrealized losses and fair values (in thousands of dollars) of our investments, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	Securities With Unrealized Loss as of March 31, 2008
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
(Dollars In thousands)	Unaudited
US agencies and mortgage backed securities	$81,938	$(745)	$29,756	$(596)	$111,694	$(1,341)
Collateralized mortgage obligations	1,379	(2)	7,921	(355)	9,300	(357)
Asset backed securities	2,610	(248)	—	—	2,610	(248)
Municipal securities	17,270	(663)	—	—	17,270	(663)

Total temporarily impaired securities	$103,197	$(1,658)	$37,677	$(951)	$140,874	$(2,609)

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

Capital Resources

Capital Regulatory Requirements Applicable to Banking Institutions. Under federal banking regulations that apply to all United States based bank holding companies and federally insured banks, the Company (on a consolidated basis) and the Bank (on a stand-alone basis) must meet specific capital adequacy requirements that, for the most part, involve quantitative measures primarily in terms of the ratios of their capital to their assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Under those regulations, based primarily on those quantitative measures each bank holding company must meet a minimum capital ratio and each federally insured bank is determined by its primary federal bank regulatory agency to come within one of the following categories.

•	well capitalized

•	adequately capitalized

•	undercapitalized

•	significantly undercapitalized; or

•	critically undercapitalized

Certain qualitative assessments also are made by a banking institution’s primary federal regulatory agency that could lead the agency to determine that the banking institution should be assigned to a lower capital category than the one indicated by the quantitative measures used to assess the institution’s capital adequacy. At each successive lower capital category, a bank is subject to greater operating restrictions and increased regulatory supervision by it federal bank regulatory agency

The following table sets forth the capital and capital ratios of the Company (on a consolidated basis) and the Bank (on a stand alone basis) at March 31, 2008, as compared to the respective minimum regulatory requirements applicable to them.

			Applicable Federal Regulatory Requirement
	Actual		Capital Adequacy Purposes		To be Categorized Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in thousands)
Total Capital to Risk Weighted Assets:
Company	$122,244	14.3%	$68,593	At least 8.0%	N/A		N/A
Bank	96,083	11.3%	68,248	At least 8.0%	$85,310		At least 10.0%
Tier 1 Capital to Risk Weighted Assets:
Company	$115,288	13.5%	$34,296	At least 4.0%	N/A		N/A
Bank	89,165	10.5%	34,124	At least 4.0%	$51,186		At least 6.0%
Tier 1 Capital to Average Assets:
Company	$115,288	10.5%	$43,739	At least 4.0%	N/A		N/A
Bank	89,165	8.2%	43,537	At least 4.0%	$54,421	$	At least 5.0%

Based on applicable capital regulations, the Bank (on a stand-alone basis) qualified as well capitalized institutions under the capital adequacy guidelines described above, and the Company met the minimum required capital ratios, at March 31, 2008.

The consolidated total capital and Tier 1 capital of the Company, at March 31, 2008, include an aggregate of $17.5 million principal amount of Junior Subordinated Debentures that we issued in 2002 and 2004 in connection with the sale of trust preferred securities. We contributed $17.5 million of the net proceeds from the sale of the trust preferred securities to the Bank, thereby increasing its total capital and Tier 1 capital.

Dividend Policy. Our Board of Directors has followed the policy of retaining earnings to support the growth of the Company’s banking franchise, but will consider paying cash dividends based on a number of factors, including prevailing market conditions and the availability and alternative uses that can be made of cash in excess of the requirements of the Company’s business.

Pursuant to that policy, in February 2008, the Board of Directors declared a one-time cash dividend, in the amount of $0.10 per share of common stock that was paid on March 14, 2008 to all shareholders of record as of February 29, 2008.

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

Share Repurchase Program. In September 2005, our Board of Directors concluded that, at prevailing market prices, the Company’s shares represented an attractive investment opportunity and, therefore, that repurchases of Company shares would be a good use of Company funds. As a result, the Board of Directors approved a share repurchase program, which authorized the Company to purchase up to two percent (2%) of the Company’s outstanding common shares, which approximates 200,000 shares in total. Pursuant to that program, share purchases may be made in the open market or in private transactions, in accordance with applicable Securities and Exchange Commission rules, when opportunities become available to purchase shares at prices believed to be attractive. The Company is under no obligation to repurchase shares under the share repurchase program and the timing, actual number and value of shares that are repurchased by the Company under this program will depend on a number of factors, including the Company’s future financial performance and available cash resources, competing uses for its corporate funds, prevailing market prices of its common stock and the number of shares that become available for sale at prices that the Company believes are attractive, as well as any regulatory requirements applicable to the Company. To date we have purchased 70,300 shares under this program.

During March 2008, we made open market purchases of an aggregate of 4,900 shares of its common stock pursuant to this program for an aggregate purchase price of $44,000, which results in an average per share price of $8.93.

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

•

affecting the financial capability of borrowers to meet their loan obligations, which could result in increases in loan losses that would require us to make additional provisions for possible loan losses and possibly acquire, through foreclosure, real properties securing some of our loans in an effort to minimize loan losses, thereby reducing our earnings; and

•

causing reductions in real property values that, due to our reliance on real property to secure many of our loans, could make it more difficult for us to prevent losses from being incurred on non-performing loans through the sale of such real properties.

National economic conditions and changes in Federal Reserve Board monetary policies could affect our operating results

Our ability to achieve and sustain profitability is substantially dependent on our net interest income. Like most banking organizations and other depository institutions, our net interest income is affected by a number of factors outside of our control, including changes in market rates of interest, that occur from time to time as a result of changes in national economic conditions, and changes by the Federal Reserve Board in its monetary policies in response to threats of increased inflation, a slowing of economic growth or the on-set of recessionary conditions. For example, interest rate reductions by the Federal Reserve Board or a slowing of the economy can result in decreases in the interest we can earn on loans and other interest-earning assets, as occurred during the quarter ended March 31, 2008. Also, our net interest margin and net interest income could decline if we are not able, in response to such conditions, to reduce the interest rates we must pay on deposits and other interest-bearing liabilities to the same extent as we are required to reduce the rates we are able to charge on the loans we make. Adverse changes in economic conditions also could cause potential borrowers to fail to qualify for our loan products and reduce loan demand, thereby reducing our net interest margins and our net interest income. In addition, adverse changes in economic conditions could adversely affect the financial capability of borrowers to meet their loan obligations which could result in an increase in loan losses and could require us to increase the provisions we must make for possible loan losses, which would reduce our income.

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

Other Risks

Other risks that could affect our future financial performance are described in Item 1A, entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, and readers are urged to review those risks as well.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures in effect as of March 31, 2008. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of March 31, 2008, our disclosure controls and procedures were effective to provide reasonable assurance that material information, relating to the Company and its consolidated subsidiaries, required to be included in our Exchange Act reports, such as this Quarterly Report on Form 10-Q, is made known to management, including the Chief Executive Officer and Chief Financial Officer, on a timely basis.

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2008 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors that were disclosed under the caption “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, except as may otherwise be set forth above under the caption “Risks That Could Affect Our Future Financial Performance” in Item 2 of Part I of this Report and except as follows:

There has been a recent increase in mortgage loan foreclosures throughout the United States, due primarily to increasing market rates of interest on variable rate mortgages and declining property values. Although the vast majority of these foreclosures appear to involve borrowers who had financed home purchases or refinanced existing home mortgage loans with so-called subprime mortgage loans, mortgage loan foreclosures can result in increases in loan losses and require mortgage lenders to take ownership of the foreclosed real properties in order to mitigate potential loan losses, which can result in increased non-interest expenses. Moreover, the recent increase in mortgage loan foreclosures have led to the adoption of more stringent loan underwriting standards, which makes it more difficult for borrowers to qualify for loans. Additionally, during the past four to six months there has been a downturn in economic conditions and many economists have expressed the view that the country is or will soon be in a recession, the duration and severity of which are uncertain. These conditions also could lead to reductions in loan demand and increases in loan defaults, which could require us to increase the allowance for possible loan losses. We began to reduce our exposure to these risks when we discontinued our residential mortgage lending business in 2005 and, more recently, have begun reducing the volume of real estate construction loans that we make. However, these conditions, coupled with reductions in interest rates by the Federal Reserve Board in an effort to prevent economic conditions from worsening, led to a decline in our net interest income and net income in the quarter ended March 31, 2008 and there are no assurances that these conditions will not continue to adversely affect our operating results in the future.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchase

The following table sets forth information regarding our share repurchases in each of the months during the quarter ended March 31, 2008.

	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Remaining Shares that May Yet Be Purchased Under the Programs
January 1 to January 31, 2008	—	$—	—	134,600
February 1 to February 29, 2008	—	$—	—	134,600
March 1 to March 31, 2008	4,900	$8.93	4,900	129,700

Total	4,900	$8.93	4,900

The above shares were purchased pursuant to a stock repurchase program that was publicly announced on July 28, 2005 and at that time authorized repurchases of up to approximately 200,000 of the Company’s shares, in open market and private transactions, in accordance with applicable rules of the Securities and Exchange Commission. This program does not have an expiration date. However, the Company may elect (i) to suspend share repurchases at any time or from time to time, or (ii) to terminate the program prior to the repurchase of all of the shares authorized for repurchase under this program. Accordingly, there is no assurance that any additional shares will be repurchased under this program. To date we have purchased 70,300 shares under the program.

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

PACIFIC MERCANTILE BANCORP

Date: May 8, 2008	By:	/s/ NANCY A. GRAY
Nancy A. Gray, Chief Financial Officer

S-1

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

Exhibit 31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

E-1