Form 10-Q
period 2008-06-30
PACIFIC MERCANTILE BANCORP
filed 2008-08-11
CIK 1109546

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Large accelerated filer   ☐             Accelerated filer   ☒             Non-accelerated filer   ☐             Smaller reporting company   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

10,475,471 shares of Common Stock as of August 6, 2008

PACIFIC MERCANTILE BANCORP

QUARTERLY REPORT ON FORM 10Q

FOR

THE QUARTER ENDED JUNE 30, 2008

i

PART I. – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands)

(Unaudited)

	June 30, 2008	December 31, 2007
ASSETS
Cash and due from banks	$14,916	$14,332
Federal funds sold	50,105	39,400

Cash and cash equivalents	65,021	53,732
Interest-bearing deposits with financial institutions	198	198
Federal Reserve Bank and Federal Home Loan Bank Stock, at cost	13,135	12,662
Securities available for sale, at fair value	230,145	218,838
Loans (net of allowances of $7,073 and $6,126, respectively)	789,530	773,071
Investment in unconsolidated subsidiaries	682	682
Accrued interest receivable	4,132	4,431
Premises and equipment, net	1,314	1,618
Other real estate owned	3,407	425
Other assets	15,133	11,366

Total assets	$1,122,697	$1,077,023

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$163,117	$187,551
Interest-bearing	597,421	559,112

Total deposits	760,538	746,663
Borrowings	244,718	208,818
Accrued interest payable	2,903	3,040
Other liabilities	3,853	4,113
Junior subordinated debentures	17,527	17,527

Total liabilities	1,029,539	980,161

Commitments and contingencies (Note 2)	—	—
Shareholders’ equity:
Preferred stock, no par value, 2,000,000 shares authorized, none issued	—	—
Common stock, no par value, 20,000,000 shares authorized, 10,478,289 and 10,492,049 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	72,358	72,381
Retained earnings	24,967	25,846
Accumulated other comprehensive loss	(4,167)	(1,365)

Total shareholders’ equity	93,158	96,862

Total liabilities and shareholders’ equity	$1,122,697	$1,077,023

The accompanying notes are an integral part of these consolidated financial statements.

Part I. Item 1. (continued)

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except for per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Interest income:
Loans, including fees	$12,240	$13,957	$25,126	$27,670
Federal funds sold	337	1,181	619	1,754
Securities available for sale and stock	2,549	2,752	5,282	5,624
Interest-bearing deposits with financial institutions	2	2	5	4

Total interest income	15,128	17,892	31,032	35,052
Interest expense:
Deposits	5,792	6,549	11,951	12,636
Borrowings	2,821	3,497	5,681	6,799

Total interest expense	8,613	10,046	17,632	19,435

Net interest income	6,515	7,846	13,400	15,617

Provision for loan losses	2,741	325	3,816	625

Net interest income after provision for loan losses	3,774	7,521	9,584	14,992

Noninterest income
Service fees on deposits and other banking services	285	198	497	385
Net gain on sale of securities available for sale	52	—	1,132	—
Net loss on sale of other real estate owned	(40)	—	(40)	—
Other	113	117	295	283

Total noninterest income	410	315	1,884	668

Noninterest expense
Salaries and employee benefits	2,832	2,794	6,122	5,775
Occupancy	697	700	1,379	1,365
Equipment and furniture	282	323	566	641
Data processing	177	158	350	324
Professional fees	308	225	581	400
Customer expense	134	186	248	345
FDIC expense	145	199	268	199
Other real estate owned expense	348	—	429	—
Other operating expense	771	808	1,447	1,444

Total noninterest expense	5,694	5,393	11,390	10,493

(Loss) income before income taxes	(1,510)	2,443	78	5,167
Income tax (benefit) provision	(680)	899	(92)	2,029

Net (loss) income	$(830)	$1,544	$170	$3,138

(Loss) earnings per share
Basic	$(0.08)	$0.15	$0.02	$0.30
Diluted	$(0.08)	$0.14	$0.02	$0.29
Dividends paid per share	—	—	$0.10	—
Weighted average number of shares:
Basic	10,478,242	10,396,999	10,484,634	10,361,396
Diluted	10,478,242	10,682,401	10,641,513	10,689,768

The accompanying notes are an integral part of these consolidated financial statements.

Part I. Item 1. (continued)

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE (LOSS) INCOME

(Dollars in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net (loss) income	$(830)	$1,544	$170	$3,138
Other comprehensive loss, net of tax:
Change in unrealized loss on securities available for sale, net of tax effect	(2,709)	(936)	(2,825)	(636)
Change in net unrealized gain (loss) and prior service benefit (cost) on supplemental executive retirement plan, net of tax effect	12	10	23	(93)

Total comprehensive (loss) income	$(3,527)	$618	$(2,632)	$2,409

The accompanying notes are an integral part of these consolidated financial statements.

Part I. Item 1. (continued)

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Six Months Ended June 30,
	2008	2007
Cash Flows From Operating Activities:
Income from operations	$170	$3,138
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	338	412
Provision for loan losses	3,816	625
Net amortization of premium on securities	153	36
Net gains on sales of securities available for sale	(1,132)	—
Mark to market loss adjustment of equity securities	28	50
Net loss on sales of other real estate owned	40	—
Write down of other real estate owned	260	—
Stock-based compensation expense	310	278
Net decrease in accrued interest receivable	299	122
Net increase in other assets	(1,806)	(1,230)
Net (decrease) increase in accrued interest payable	(137)	942
Net decrease in other liabilities	(222)	(657)

Net cash provided by operating activities	2,117	3,716
Cash Flows From Investing Activities:
Maturities of and principal payments received for securities available for sale and other stock	22,496	19,979
Purchase of securities available for sale and other stock	(118,482)	(4,541)
Proceeds from sale of securities available for sale and other stock	80,354	—
Proceeds from sales of other real estate owned	943	—
Net increase in loans	(24,500)	(209)
Purchases of premises and equipment	(34)	(102)

Net cash (used) provided in investing activities	(39,223)	15,127
Cash Flows From Financing Activities:
Net increase in deposits	13,875	49,893
Proceeds from exercise of stock options	—	923
Cash dividends paid	(1,049)	—
Net cash paid for share buyback	(331)	(688)
Net increase in borrowings	35,900	23,886

Net cash provided by financing activities	48,395	74,014

Net increase in cash and cash equivalents	11,289	92,857
Cash and Cash Equivalents, beginning of period	53,732	26,304

Cash and Cash Equivalents, end of period	$65,021	$119,161

Supplementary Cash Flow Information:
Cash paid for interest on deposits and other borrowings	$17,768	$18,493

Cash paid for income taxes	$1,420	$3,000

Non-Cash Investing Activities:
Net (increase) decrease in net unrealized losses and prior year service cost on supplemental employee retirement plan, net of tax	$23	$(93)

Net increase in net unrealized gains and losses on securities held for sale, net of income tax	$(2,826)	$(636)

Other real estate owned acquired	$4,225	$—

The accompanying notes are an integral part of these consolidated financial statements.

Part I. Item 1. (continued)

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

1. Nature of Business

Pacific Mercantile Bancorp (“PMBC”) is a bank holding company which, through its wholly owned subsidiary, Pacific Mercantile Bank (the “Bank”) is engaged in the commercial banking business in Southern California. PMBC is registered as a one bank holding company under the United States Bank Holding Company Act of 1956, as amended. The Bank is chartered by the California Department of Financial Institutions (the “DFI”) and is a member of and subject to regulation by the Federal Reserve Bank of San Francisco (“FRB”). In addition, the deposit accounts of the Bank’s customers are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to the maximum amount allowed by law. PMBC and the Bank, together, shall sometimes be referred to in this report as the “Company” or as “we”, “us” or “our”.

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

During 2002, we organized six business trusts, under the names Pacific Mercantile Capital Trust I, PMB Capital Trust I, and PMB Statutory Trust III, respectively, to facilitate our issuance of $5.155 million, $5.155 million and $7.217 million, respectively, principal amount of junior subordinated debentures, all with maturity dates in 2032. In October 2004, we organized PMB Capital Trust III to facilitate our issuance of an additional $10 million principal amount of junior subordinated debentures, with a maturity date in 2034. In accordance with applicable accounting standards, the financial statements of these trusts are not included in the Company’s consolidated financial statements. See Note 2: “Significant Accounting Policies — Principles of Consolidation” below.

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

These unaudited consolidated financial statements have been prepared on a basis consistent with prior periods, and should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2007, and the notes thereto, included in our Annual Report on Form 10–K for the fiscal year ended December 31, 2007, as filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934.

Our consolidated financial position at June 30, 2008, and the consolidated results of operations for the three and six month periods ended June 30, 2008, are not necessarily indicative of what our financial position will be as of the end of, or of the results of our operations that may be expected for any other interim period during or for, the full year ending December 31, 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.-)

2. Significant Accounting Policies (Cont.-)

Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, and contingencies at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. For the fiscal periods covered by this Report, those estimates related primarily to the determination of the allowance for loan losses, the fair value of securities available for sale, and the valuation of deferred tax assets. If circumstances or financial trends on which those estimates were based were to change in the future or there were to occur any currently unanticipated events affecting the amounts of those estimates, our future financial position or results of operation could differ, possibly materially, from those expected at the current time.

Principles of Consolidation

The consolidated financial statements for the three and six month periods ended June 30, 2008 and 2007, include the accounts of PMBC and its wholly owned subsidiary, Pacific Mercantile Bank.

Nonperforming Loans and Other Assets

At June 30, 2008, loans that were 90 days past due totaled $10.8 million, and loans classified as nonaccrual and impaired were $11.6 million. This compares to $7.7 million of loans that were 90 days past due and $8.0 million of loans classified as nonaccrual and impaired as of December 31, 2007. At June 30, 2008 and December 31, 2007, we had $3.3 million and $300,000, respectively, of accruing restructured troubled debt loans.

Earnings Per Share (“EPS”)

Basic EPS excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted to common stock that would then share in our earnings. For the three and six month periods ended June 30, 2008, stock options to purchase 1,057,744 and 527,943 shares, respectively, were not considered in computing diluted earnings per common share because they were antidilutive.

The following table shows how we computed basic and diluted EPS for the three and six month periods ended June 30, 2008 and 2007.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands, except earnings per share data)	2008	2007	2008	2007
Net (loss) income available for common shareholders (A)	$(830)	$1,544	$170	$3,138

Weighted average outstanding shares of common stock (B)	10,478	10,397	10,485	10,361
Dilutive effect of employee stock options and warrants (1)	—	285	157	329

Common stock and common stock equivalents (C)	10,478	10,682	10,642	10,690

Earnings per share:
Basic (A/B)	$(0.08)	$0.15	$0.02	$0.30
Diluted (A/C)	$(0.08)	$0.14	$0.02	$0.29

Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain changes in assets and liabilities, such as unrealized gains and losses on securities available for sale and unrealized actuarial gains and losses on the supplemental executive compensation plan, are reported as a separate component of the equity section of the balance sheet, net of income taxes, and such items, along with net income, are components of comprehensive income.

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

In December 2007, the SEC issued Staff Accounting Bulletin No. 110 (“SAB No. 110”), Certain Assumptions Used in Valuation Methods, which extends the use of the “simplified” method, under certain circumstances, in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS No. 123R. Prior to SAB No. 110, SAB No. 107 stated that the simplified method was only available for grants made up to December 31, 2007. The Company used the simplified method in developing an estimate of expected term of stock options. Beginning January 1, 2008 the Company began to use historical data based on award’s vesting period and the award recipient’s exercise history to estimate the expected life of the share options grants.

In May 2008, the FASB issued Statement of Financial Accounting Standard No. 162, or SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. SFAS No. 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The Company does not expect the adoption of this statement to have a material effect on its consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.-)

2. Significant Accounting Policies (Cont.-)

Commitments and Contingencies

To meet the financing needs of our customers in the normal course of business, we are a party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements. At June 30, 2008, loan commitments and letters of credit totaled $211 million and $6 million, respectively. The contractual amount of a credit-related financial instrument such as a commitment to extend credit, a credit-card arrangement or a letter of credit represents the amounts of potential accounting loss should the commitment be fully drawn upon, the customer default, and the value of any existing collateral securing the customer’s payment obligation become worthless.

As a result, we use the same credit policies in making commitments to extend credit and conditional obligations as we do for on-balance sheet instruments. Commitments generally have fixed expiration dates; however, since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. We evaluate each customer’s creditworthiness on a case-by-case basis, using the same credit underwriting standards that are employed in making commercial loans. The amount of collateral obtained, if any, upon an extension of credit is based on management’s credit evaluation of the customer. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, real estate and income-producing commercial properties.

In the ordinary course of business, we are subject to legal actions normally associated with financial institutions. At June 30, 2008, we were not a party to any pending legal action that is expected to be material to our consolidated financial condition or results of operations.

3. Stock-Based Employee Compensation Plans

Effective March 2, 1999, our Board of Directors adopted, and in January 2000 our shareholders approved, the 1999 Stock Option Plan (the “1999 Plan”). That Plan authorizes the granting of options to directors, officers and other key employees that entitle them to purchase shares of common stock of the Company at a price per share equal to or above the fair market value of the Company’s shares on the respective grant dates of the awards. Options may vest immediately or over various periods, generally ranging up to five years, as determined by the Compensation Committee of our Board of Directors at the time it approves the grant of options under the 1999 Plan. Options may be granted for terms of up to 10 years, but will terminate sooner upon or shortly after a termination of service occurring prior to the expiration of the term of the option. A total of 1,248,230 shares were authorized for issuance under the 1999 Plan (which number has been adjusted for stock splits effectuated subsequent to the Plan’s adoption).

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.-)

3. Stock-Based Employee Compensation Plans (Cont.-)

Effective April 15, 2008, the Board of Directors adopted the Pacific Mercantile Bancorp 2008 Equity Incentive Plan (the “2008 Plan”), which was approved by the Company’s shareholders in May 2008. That Plan authorizes the granting of stock options, and rights to purchase restricted stock to directors, officers and other key employees, that entitle them to purchase shares of common stock of the Company at, in the case of stock options, a price per share equal to or above the fair market value of the Company’s shares on the date the option is granted or, in case of stock purchase rights, at prices and on such terms as are fixed by the Compensation Committee of the Board of Directors at the time the rights are granted. In addition, the 2008 Plan authorizes the Compensation Committee of the Board to grant stock appreciation rights (“SARs”), which entitle the recipient of such rights to receive a cash payment in an amount equal to the difference between the fair market value of the Company’s shares on the date of vesting or exercise and a “base price” which, in most cases, will be equal to fair market value of the Company’s shares on the date of grant. In lieu of such cash payment, the Company may deliver shares of common stock with a fair market value, on the date of exercise, equal to the amount of such payment. Options, restricted stock purchase rights and SARs ordinarily will vest over various periods generally ranging up to five years, or based on the achievement of specified performance goals, as determined by the Compensation Committee at the time it grants the options, the stock purchase rights or the SARs. However, the Committee has the authority to grant options that are fully vested at the time of grant. Options and SARs may be granted under the 2008 Plan for terms of up to 10 years after the grant date, but will terminate sooner upon or shortly after a termination of service occurring prior to the expiration of the term of the option or SAR. The Company will become entitled to repurchase any unvested shares subject to restricted purchase rights in the event of a termination of employment or service of the holder of the stock purchase right or in the event the holder fails to achieve any goals that are required to be met as a condition of vesting. A total of 400,000 shares are authorized for issuance under the 2008 Equity Incentive Plan.

In December 2004, Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share-Based Payment”, which requires companies or other organizations that grant stock options or other equity compensation awards to employees to recognize, in their financial statements, the fair value of those options and shares as compensation cost over their respective service (vesting) periods. In the case of the Company, SFAS No. 123(R) became effective January 1, 2006 and, as of that date, we adopted the fair value recognition provisions of SFAS No. 123(R), using the modified-prospective-transition method. Under this transition method, equity compensation expense includes: (a) compensation expense for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on their grant date fair values estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on their grant date fair values estimated in accordance with the provisions of SFAS No. 123(R). Since stock-based compensation that is recognized in the statement of income is to be determined based on the equity compensation awards that we expect will ultimately vest, that compensation expense has been reduced for estimated forfeitures of unvested options that typically occur due to terminations of employment of optionees. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods in the event actual forfeitures differ from those estimates. For purposes of determining stock-based compensation expense for the quarter ended June 30, 2008, we estimated no forfeitures of options held by the Company’s directors and all other forfeitures to be 21% of the unvested options issued.

The fair values of the options that were outstanding under the 1999, 2004 and 2008 Plans were estimated as of their respective dates of grant using the Black-Scholes option-pricing model. The following table summarizes the weighted average assumptions used for grants in the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
Assumptions with respect to:	2008	2007	2008	2007
Expected volatility	30%	30%	30%	30%
Risk-free interest rate	3.06%	4.62%	3.06%	4.67%
Expected dividends	1.53%	1.35%	1.53%	1.24%
Expected term (years)	6.9	6.5	6.9	6.5
Weighted average fair value of options granted during period	$2.74	$4.86	$2.74	$5.22

NOTES TO FINANCIAL STATEMENTS (Cont.-)

3. Stock-Based Employee Compensation Plans (Cont.-)

The following tables summarize the share option activity under the Company’s 1999, 2004 and 2008 Plans during the six month periods ended June 30, 2008 and 2007, respectively. No options or other equity grants have been made to date under the 2008 Plan.

	Six Months Ended June 30,
	2008		2007
	Number of Shares Subject to Options	Weighted- Average Exercise Price Per Share	Number of Shares Subject to Options	Weighted- Average Exercise Price Per Share
Outstanding—January 1,	1,133,139	$9.82	1,366,924	$9.11
Granted	5,500	8.91	23,800	15.05
Exercised	(66,062)	5.23	(151,898)	6.08
Forfeited/Canceled	(14,833)	15.50	(24,000)	17.38

Outstanding—June 30,	1,057,744	10.03	1,214,826	9.44

Options Exercisable—June 30,	895,581	$9.29	950,327	$8.28

The aggregate intrinsic values of options exercised during the six months ended June 30, 2008 and 2007, were $225,000 and $1.2 million, respectively. Total fair values of vested options at June 30, 2008 and 2007, were $358,000 and $375,000, respectively.

	Options Outstanding as of June 30, 2008				Options Exercisable as of June 30, 2008
Range of Exercise Price	Vested	Unvested	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Shares	Weighted- Average Exercise Price
$ 4.00 – $5.99	2,500	—	$4.00	0.67	2,500	$4.00
$ 6.00 – $9.99	527,001	5,800	7.32	2.36	527,001	7.31
$10.00 – $12.99	282,942	48,158	11.23	5.65	282,942	11.22
$13.00 – $17.99	71,138	90,205	15.07	7.43	71,138	15.05
$18.00 – $18.84	12,000	18,000	18.09	7.59	12,000	18.09

	895,581	162,163	$10.03	4.31	895,581	$9.29

The aggregate intrinsic values of options that were outstanding and exercisable under the 1999 and 2004 Plans at June 30, 2008, and 2007, were $296,000 and $6.0 million, respectively. A summary of the status of the unvested options as of December 31, 2007, and changes during the six month period ended June 30, 2008, are set forth in the following table.

	Number of Shares Subject to Options	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2007	231,474	$5.74
Granted	5,500	2.74
Vested	(59,978)	5.46
Forfeited/Canceled	(14,833)	6.19

Unvested at June 30, 2008	162,163	$5.70

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.-)

3. Stock-Based Employee Compensation Plans (Cont.-)

The aggregate amounts charged against income in relation to stock-based compensation awards were $154,000 and $310,000 for the three and six months ended June 30, 2008, respectively. At June 30, 2008, compensation expense related to non-vested stock option grants were expected to be recognized in the respective amounts set forth in the table below:

Stock Based Compensation Expense
(In thousands)
Remainder of 2008	$310
For the year ended December 31,
2009	238
2010	106
2011	53
2012	10
2013	1

Total	$718

4. Employee Benefit Plan

The Company has established a Supplemental Retirement Plan (SERP) for its Chief Executive Officer. Net periodic benefit costs are charged to “employee benefits expense” in the consolidated statements of operations to recognize the Company’s expense in respect of that Plan. The components of net periodic benefit cost for the SERP are set forth in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)		(In thousands)
Service cost	$46	$42	$91	$83
Interest cost	26	22	52	41
Expected return on plan assets	—	—	—	—
Amortization of prior service cost	4	4	8	8
Amortization of net actuarial loss	16	14	32	28

Net periodic SERP cost	$92	$82	$183	$160

5. Income Taxes

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109,” (“FIN 48”) on January 1, 2007. We did not have any unrecognized tax benefits as of June 30, 2008 and June 30, 2007.

We file income tax returns with the U.S. federal government and the state of California. As of June 30 and January 1, 2008, we were subject to examination by the Internal Revenue Service with respect to our U.S. federal tax returns and the Franchise Tax Board for California, for the 2004-2006 tax years. We do not believe there will be any material changes in our unrecognized tax positions over the next 12 months.

Our policy is that we recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. We did not have any accrued interest or penalties associated with any unrecognized tax benefits, and no interest expense was recognized during the six months ended June 30, 2008 and 2007. Our effective tax rate differs from the federal statutory rate primarily due to the non-deductibility of certain expenses recognized for financial reporting purposes and state taxes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.-)

6. Fair Value

We use fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Securities available for sale and the employee benefit plan are recorded at fair value on a recurring basis. Additionally, from time to time, we may be required to record at fair value other assets on a nonrecurring basis, such as loans held for investment and certain other assets. These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets.

Fair Value Hierarchy. Under SFAS No. 157, we group assets and liabilities at fair value in six levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

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

Impaired Loans. SFAS No. 157 applies to loans measured for impairment in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan”, including impaired loans measured at an observable market price (if available), at the fair value of the loan’s collateral (if the loan is collateral dependent). The fair value of an impaired loan is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance for possible losses represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. When the fair value of the collateral is based on an observable market price or a current appraised value, we record the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, we record the impaired loan as nonrecurring Level 3.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.-)

6. Fair Value (Cont.-)

The following table shows the recorded amounts of assets measured at fair value on a recurring basis.

	At June 30, 2008 (in thousands)
	Total	Level 1	Level 2	Level 3
Assets at Fair Value:
Investment securities available for sale	$230,145	$1,722	$221,111	$7,312

The changes in Level 3 assets measured at fair value on a recurring basis are summarized in the following table:

Investment Securities Available for Sale
Balance of recurring Level 3 instruments at January 1, 2008 (in thousands)	$8,436
Total gains or losses (realized/unrealized):
Included in earnings-realized	—
Included in earnings-unrealized	—
Included in other comprehensive income	(645)
Purchases, sales, issuances and settlements, net	(479)
Transfers in and/or out of Level 3	—

Balance of recurring Level 3 assets at June 30, 2008	$7,312

Assets Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market that were recognized at a fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below.

	At June 30, 2008 (in thousands)
	Total	Level 1	Level 2	Level 3
Assets at Fair Value:
Loans	$11,627	$—	$4,470	$7,157
Other assets(1)	3,407	—	3,407	—

Total	$15,034	$—	$7,877	$7,157

(1)	Includes foreclosed assets

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The following discussion presents information about our consolidated results of operations for the three and six month periods ended June 30, 2008 and 2007 and our consolidated financial condition, liquidity and capital resources at June 30, 2008 and should be read in conjunction with our interim consolidated financial statements and the notes thereto included elsewhere in this Report.

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

    Overview of Operating Results in the Three and Six Months Ended June 30, 2008

The following table sets forth information regarding the interest income that we generated, the interest expense that we incurred, our net interest income, noninterest income, noninterest expense, and our net income (loss) and net income (loss) per share for the three and six months ended June 30, 2008 and 2007.

	Three Months Ended June 30,			Six Months Ended June 30,
	2008 Amounts	2007 Amounts	Percent Change	2008 Amounts	2007 Amounts	Percent Change
	(Unaudited) (Dollars in thousands, except per share data)
Interest income	$15,128	$17,892	(15.4)%	$31,032	$35,052	(11.5)%
Interest expense	8,613	10,046	(14.3)%	17,632	19,435	(9.3)%

Net interest income	$6,515	$7,846	(17.0)%	$13,400	$15,617	(14.2)%

Provision for loan losses	$2,741	$325	743.4%	$3,816	$625	510.6%

Net interest income after provision for loan losses	$3,774	$7,521	(49.8)%	$9,584	$14,992	(36.1)%
Noninterest income	$410	$315	30.2%	$1,884	$668	182.0%
Noninterest expense	$5,694	$5,393	5.6%	$11,390	$10,493	8.5%

(Loss) income before income taxes	$(1,510)	$2,443	(161.8)%	$78	$5,167	(98.5)%

Net (loss) income	$(830)	$1,544	(153.8)%	$170	$3,138	(94.6)%
Net income (loss) per diluted share	$(0.08)	$0.14	(157.1)%	$0.02	$0.29	(93.1)%
Weighted average number of diluted shares	10,478,242	10,682,401	(1.9)%	10,641,513	10,689,768	(0.5)%

As the table above indicates, we incurred a net loss of $830,000, or $0.08 per diluted share, in the three months ended June 30, 2008, as compared to net income of $1.5 million, or $0.14 per diluted share in the same three months of 2007. In the six months ended June 30, 2008, net income declined to $170,000, or $0.02 per diluted share, from $3.1 million, or $0.29 per diluted share, in the same six months of 2007.

The net loss in this year’s second quarter and the decline in net income in the first six months of 2008 were primarily attributable to:

•

Declines in interest income of $2.8 million, or 15.4%, and $4.0 million, or 11.5%, respectively, in the three and six month periods ended June 30, 2008, due primarily to (i) reductions in interest rates by the Federal Reserve Board in response to the economic downturn, which led to decreases in prevailing interest rates that adversely affected the yields on our loans and other interest-earning assets and (ii) to a lesser extent, increases in non-performing loans on which we ceased accruing interest income. The increase in non-performing loans was primarily attributable to three residential estate construction loans, in an aggregate amount of $7.6 million, which had become delinquent and, as a result, were placed on nonaccrual status.

•

Declines in net interest income of $1.3 million, or 17%, and $2.2 million, or 14% in those same three and six month periods, respectively, due primarily to the aforementioned decline in interest income, which was only partially offset by decreases in interest expense of $1.4 million, or 14.3%, and $1.8 million, or 9.3%, respectively. Those decreases in interest expense were primarily due to the aforementioned decreases in prevailing market rates of interest.

•

An increase in the provision for possible loan losses of $2.4 million, or approximately 740%, in the second quarter of the current year to replenish the loan loss reserve following net loan charge-offs of $2.9 million and to provide for the increase in non-performing loans and the risk that additional loan defaults may occur due to worsening economic conditions. The increase in the provision for possible loan losses enabled us to increase our loan loss reserve to $7.1 million, or approximately 0.89% of loans outstanding, at June 30, 2008, as compared to $6.1 million, or 0.79%, of the loans outstanding at December 31, 2007.

We believe that our actions in charging off delinquent loans and increasing the loan loss reserve has improved the quality of our loan portfolio and, at the same time, enhances our ability to absorb additional loan losses that could occur during the balance of 2008 if economic conditions worsen. Additionally, as a result of actions taken in the last two years to significantly reduce the volume of single family mortgage loans and real estate construction loans that we make, such loans represented only 7.9% and 4.9%, respectively, of our total loans that were outstanding at June 30, 2008.

The following table indicates the impact of the decreases in our net interest income and the declines in earnings in the three and six months ended June 30, 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
Net interest margin (1) (2)	2.41%	2.92%	2.49%	2.99%
Return on average assets (1)	(0.30)%	0.56%	0.03%	0.59%
Return on average shareholders’ equity (1)	(3.47)%	6.79%	0.35%	7.01%

(1)	Annualized.

(2)	Net interest income expressed as a percentage of total average interest earning assets.

At June 30, 2008, non-performing loans totaled $11.6 million, or 1.5% of total loans, and the ratio of the Bank’s total capital to risk-weighted assets was 11.2%, which exceeded the ratio required, under bank regulatory guidelines, for the Bank to continue to be rated, for capital adequacy purposes, as a well-capitalized banking institution.

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

Allowance for Loan Losses. The failure of borrowers to repay their loans is an inherent risk of the banking business. Therefore, like virtually all banks and other lending institutions, we follow the practice of maintaining reserves (often referred to as an allowance) against which we charge losses on the loans we make (the “allowance for loan losses”). The accounting policies and practices we follow in determining the sufficiency of that allowance require us to make judgments and assumptions about economic and market conditions and trends that can affect the ability of our borrowers to meet their loan payment obligations to us. Accordingly, we use historical loss factors, adjusted for current economic market conditions and other economic indicators, to estimate the potential losses inherent in our loan portfolio and assess the sufficiency of our allowance for loan losses. If unanticipated changes were to occur in those conditions or trends, such as those that occurred during the first six months of 2008, actual loan losses could be greater than those predicted by those loss factors and our prior assessments of economic conditions and trends. In such an event, it could be necessary for us to increase the allowance for loan losses by means of a charge to income referred to in our financial statements as the “provision for loan losses.” Such an increase would reduce the carrying value of the loans on our balance sheet, and the additional provision for loan losses taken to increase that allowance would reduce our income in the period when it is determined that an increase in the allowance for loan losses is necessary. See the discussion in the subsections entitled “Results of Operations—Provision for Loan Losses” and “Financial Condition—Allowance for Loan Losses and Nonperforming Loans” below.

Fair Value of Securities Available for Sale. Securities available for sale are those that we intend to hold for an indefinite period of time, but which we may sell in response to changes in liquidity needs, changes in interest rates, changes in prepayment risks or other similar factors. Such securities are recorded at fair value. Any unrealized gains and losses are reported as “Other Comprehensive Income (Loss)” rather than included in or deducted from earnings. We determine the fair value of those securities (as opposed to securities which we intend to hold to maturity) by obtaining price quotations from third party vendors and securities brokers. When such quotations are not available, a reasonable fair value is determined by using a variety of industry standard pricing methodologies including, but not limited to, discounted cash flow analysis, matrix pricing, option adjusted spread models, as well as fundamental analysis. These pricing methodologies require us to make various assumptions relating to such matters as future prepayment speeds, yield, duration, monetary policy and demand and supply for the individual securities. Consequently, if changes were to occur in the market or other conditions on which those assumptions were based, it could become necessary for us to make adjustments to the fair values of those securities, which would have the effect of changing our accumulated other comprehensive gain (loss) in our consolidated statements of financial condition.

Utilization of Deferred Income Tax Benefits. The provision that we make for income taxes is based on, among other things, our ability to use certain income tax benefits available under state and federal income tax laws to reduce our income tax liability. As of June 30, 2008, the total of the unused income tax benefits (included in “Other Assets” in our consolidated balance sheet), available to reduce our income taxes in future periods was $6.7 million. Unless used, such tax benefits expire over time. Therefore, the realization of those benefits is dependent on our generating taxable income in the future in amounts sufficient to enable us to use those tax benefits prior to their expiration. We have made a judgment, based on historical experience and current and anticipated market and economic conditions and trends, that it is more likely than not that we will generate taxable income in future years sufficient to fully utilize those benefits before they expire. In the event that market or economic conditions or our results of operation were to change in a manner that would lead us to conclude that it would be less likely that those benefits could be fully utilized, it could become necessary for us to establish a valuation reserve to cover any potential loss of those tax benefits by increasing the provision we make for income taxes, which would have the effect of reducing our net income in the period when that valuation reserve is established.

Utilization of Current Income Tax Receivable. As of June 30, 2008 we had a current net income tax receivable of $2.3 million generated by (i) a $805,000 receivable for 2007 income tax, (ii) $1.4 million of estimated overpayments of taxes for 2008, and (iii) a $92,000 expected income tax benefit from a taxable operating loss for the first six months of 2008. We expect to utilize the $92,000 income tax benefit in 2008 or file an amended tax return for 2006.

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

The following table sets forth our interest income, interest expense and net interest income (in thousands of dollars) and our net interest margin in the three and six months ended June 30, 2008 and 2007, respectively:

	Three Months Ended June 30,			Six Months Ended June 30,
	2008 Amount	2007 Amount	Percent Change	2008 Amount	2007 Amount	Percent Change
	(Unaudited)			(Unaudited)
Interest income	$15,128	$17,892	(15.4)%	$31,032	$35,052	(11.5)%
Interest expense	8,613	10,046	(14.3)%	17,632	19,435	(9.3)%

Net interest income	$6,515	$7,846	(17.0)%	$13,400	$15,617	(14.2)%

Net interest margin	2.41%	2.92%		2.49%	2.99%

As the table above indicates, our net interest income decreased by $1.3 million, or 17%, in the second quarter of 2008, and by $2.2 million, or 14%, in the six months ended June 30, 2008, as compared to the same respective periods of 2007. Those decreases were primarily attributable to decreases in interest income of $2.8 million, or 15%, and $4.0 million, or 12%, respectively, in the three and six month periods of 2008. Those decreases in interest income more than offset decreases in interest expense of $1.4 million, or 14%, and $1.8 million, or 9%, respectively, in the three and six month periods ended June 30, 2008 over the respective corresponding periods of 2007.

The decreases in interest income in the three and six months ended June 30, 2008, were due primarily (i) to a 325 basis points decline in prevailing market rates of interest primarily as a result of reductions, commenced in September 2007, in the federal funds rate implemented by the Federal Reserve Board in response to the economic downturn, and (ii) to a lesser extent, increases in non-performing loans on which we ceased accruing interest income. Those decreases were partially offset by the effects on interest income of increases, in the three and six months ended June 30, 2008, of $47 million and $51 million, respectively, in average loans outstanding, which generate higher yields than other earning assets. We used lower-yielding federal funds and proceeds from the sale of securities available for sale to fund those increases in loans.

The decreases in interest expense during the three and six month period ended June 30, 2008 were primarily attributable to the aforementioned decreases in prevailing market rates of interest, which enabled us to reduce interest rates on interest bearing deposits, partially offset by increases in the volume of interest-bearing deposits.

Due primarily to the decline in prevailing market rates of interest, our net interest margin decreased by 51 basis points to 2.41% in the three months ended June 30, 2008, from 2.92% in the same period of 2007, and by 50 basis points to 2.49% in the six months ended June 30, 2008, from 2.99% in the same six months ended June 30, 2007. In the three months ended June 30, 2008, the yield on interest-earning assets declined to 5.60% from 6.66% in the same period of 2007, which more than offset a decline in the average interest rate paid on interest bearing liabilities to 4.09%, from 4.82% in the same three month period of 2007. Similarly, in the six months ended June 30, 2008, the average rate of interest earned on average earning assets decreased to 5.79%, from 6.71% in the same six month period of 2007, and was only partially offset by a decrease in the average interest rate paid on interest bearing deposits to 4.24%, from 4.82% in the same period of 2007. The decreases in net interest margin also reflect timing differences in the impact that the declines in market rates of interest have on our interest income and interest expense. Those declines resulted in automatic decreases in the interest rates on our adjustable rate loans, whereas the impact of those declines on the interest we paid on deposits has been more gradual primarily as a result of the maturity schedule of our time certificates of deposit.

Average Balances

Information Regarding Average Assets and Average Liabilities

The following table sets forth information regarding our average balance sheet, yields on interest earning assets, interest expense on interest-bearing liabilities, the interest rate spread and the interest rate margin for the three months ended June 30, 2008 and 2007.

	Three Months Ended June 30,
	2008			2007
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
	(Unaudited)
Interest earning assets:
Short-term investments(1)	$68,062	$339	2.01%	$92,404	$1,184	5.14%
Securities available for sale and stock(2)	229,348	2,549	4.47%	243,942	2,751	4.52%
Loans	788,545	12,240	6.24%	741,643	13,957	7.55%

Total earning assets	1,085,955	15,128	5.60%	1,077,989	17,892	6.66%
Noninterest earning assets	38,383			28,329

Total Assets	$1,124,338			$1,106,318

Interest-bearing liabilities:
Interest-bearing checking accounts	$19,233	24	0.50%	$22,509	42	0.75%
Money market and savings accounts	142,691	695	1.96%	150,842	1,340	3.56%
Certificates of deposit	434,865	5,073	4.69%	399,628	5,167	5.19%
Other borrowings	232,538	2,581	4.46%	234,914	2,914	4.98%
Junior subordinated debentures	17,682	240	5.48%	27,837	584	8.41%

Total interest-bearing liabilities	847,009	8,613	4.09%	835,730	10,047	4.82%

Noninterest-bearing liabilities	181,394			179,380

Total Liabilities	1,028,403			1,015,110
Shareholders’ equity	95,935			91,208

Total Liabilities and Shareholders’ Equity	$1,124,338			$1,106,318

Net interest income		$6,515			$7,845

Interest rate spread			1.51%			1.84%

Net interest margin			2.41%			2.92%

(1)	Short-term investments consist of federal funds sold and interest bearing deposits with financial institutions.

(2)	Stock consists of Federal Home Loan Bank Stock and Federal Reserve Bank Stock.

The following table sets forth information regarding our average balance sheet, yields on interest earning assets, interest expense on interest-bearing liabilities, the interest rate spread and the interest rate margin for the six months ended June 30, 2008 and 2007.

	Six Months Ended June 30,
	2008			2007
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
	(Unaudited)
Interest earning assets:
Short-term investments(1)	$52,672	$624	2.38%	$68,219	$1,758	5.20%
Securities available for sale and stock(2)	236,033	5,282	4.50%	246,928	5,624	4.59%
Loans	788,546	25,126	6.41%	737,703	27,670	7.56%

Total earning assets	1,077,251	31,032	5.79%	1,052,850	35,052	6.71%
Noninterest earning assets	31,652			28,154

Total Assets	$1,108,903			$1,081,004

Interest-bearing liabilities:
Interest-bearing checking accounts	$19,280	54	0.56%	$22,133	81	0.74%
Money market and savings accounts	151,938	1,719	2.28%	144,078	2,503	3.50%
Certificates of deposit	422,347	10,178	4.85%	392,668	10,052	5.16%
Other borrowings	224,437	5,134	4.60%	227,131	5,627	5.00%
Junior subordinated debentures	17,682	547	6.22%	27,837	1,172	8.49%

Total interest-bearing liabilities	835,684	17,632	4.24%	813,847	19,435	4.82%

Noninterest-bearing liabilities	176,698			176,827

Total Liabilities	1,012,382			990,674
Shareholders’ equity	96,521			90,330

Total Liabilities and Shareholders’ Equity	$1,108,903			$1,081,004

Net interest income		$13,400			$15,617

Interest rate spread			1.55%			1.89%

Net interest margin			2.49%			2.99%

(1)	Short-term investments consist of federal funds sold and interest bearing deposits with financial institutions.

(2)	Stock consists of Federal Home Loan Bank Stock and Federal Reserve Bank Stock.

The following table sets forth the changes in interest income, including loan fees, and interest paid in the three and six month periods ended June 30, 2008, as compared to the same periods in 2007, and the extent to which those changes were attributable to changes in the volume of and rates of interest earned on interest-earning assets and the volume of and interest paid on interest-bearing liabilities.

	Three Months Ended June 30, 2008 vs 2007 Increase (decrease) due to:			Six Months Ended June 30, 2008 vs 2007 Increase (decrease) due to:
	Volume(1)	Rate(1)	Total	Volume(1)	Rate(1)	Total
	(Unaudited)			(Unaudited)
	(Dollars in thousands)			(Dollars in thousands)
Interest income:
Short-term investments(2)	$(255)	$(589)	$(844)	$(336)	$(798)	$(1,134)
Securities available for sale and stock	(169)	(33)	(202)	(235)	(107)	(342)
Loans	829	(2,547)	(1,718)	1,845	(4,389)	(2,544)

Total earning assets	405	(3,169)	(2,764)	1,274	(5,294)	(4,020)
Interest expense:
Interest-bearing checking accounts	(6)	(12)	(18)	(10)	(17)	(27)
Money market and savings accounts	(69)	(576)	(645)	131	(915)	(784)
Certificates of deposit	426	(520)	(94)	752	(626)	126
Borrowings	(30)	(303)	(333)	(64)	(429)	(493)
Junior subordinated debentures	(175)	(168)	(343)	(361)	(264)	(625)

Total interest-bearing liabilities	146	(1,579)	(1,433)	448	(2,251)	(1,803)

Net interest income	$259	$(1,590)	$(1,331)	$826	$(3,043)	$(2,217)

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

The above table indicates that the decrease of $1.3 million in our net interest income in the three months ended June 30, 2008, as compared to the like period in 2007, was primarily the result of a $1.6 million decrease in rate variance, which more than offset an increase of $259,000 in volume variance. The increase in volume variance reflects the increases in average interest earning assets of $8 million and interest bearing liabilities of $11 million, while the decline in rate variance was a result of a decrease in interest rates on average earning assets of 106 basis points and a decrease of 73 basis points in interest rates paid on interest bearing liabilities.

The decline of $2.2 million in net interest income in the six months ended June 30, 2008, as compared to the same six months of 2007, was due to an decrease in interest income that was attributable to a decline in interest rates earned. Those decreases were offset, somewhat, by decreases in the interest rates paid on interest-bearing assets. The decrease in rate variance in the six months ended June 30, 2008 reflects a decrease in interest rates earned on average interest-earning assets of 92 basis points, somewhat offset by a decrease in interest rates paid on average interest-earning liabilities of 58 basis points, in the six months ended June 30, 2008, as compared to the same period of 2007.

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

The amount of the allowance for loan losses is increased periodically (i) to replenish the allowance after it has been reduced due to loan charge-offs, (ii) to reflect changes in the volume of outstanding loans, and (iii) to take account of changes in the risk of potential losses due to a deterioration in the condition of borrowers or in the value of property securing non–performing loans or adverse changes in economic conditions. See “—Financial Condition—Allowance for Loan Losses and Nonperforming Loans” below in this Section of this Report. Increases in the allowance are made through a charge, recorded as an expense in the statement of operations, referred to as the “provision for loan losses.” Recoveries of loans previously charged-off are added back to the allowance and, therefore, have the effect of increasing the allowance and reducing the amount of the provision that might otherwise have had to be made to replenish or increase the allowance.

During the second quarter of 2008, we made provisions of $2.7 million for potential loan losses, as compared to $325,000 in the same quarter of 2007, in response to: (i) second quarter loan charge-offs of $2.3 million, as compared to charge-offs of $117,000 in the same quarter of the prior year, which caused us to make additional provisions to replenish the allowance for loan losses; and (ii) continued economic weakness which increased the risks of future loan defaults by borrowers. As of June 30, 2008, nonaccrual loans increased to $11.6 million from $4.6 million at June 30, 2007.

As a result of the provisions made in this year’s second quarter, the allowance for loan losses totaled $7.1 million, or 0.89% of loans outstanding, as of June 30, 2008, as compared to $6.1 million, or 0.79% of loans outstanding, at December 31, 2007.

We employ economic models that are based on bank regulatory guidelines, industry standards and historical loss experience to evaluate and determine both the sufficiency of the allowance for loan losses and the amount of the provisions that are required to be made for potential loan losses. Those determinations involve judgments about trends in current economic conditions and other events that can affect the ability of borrowers to meet their loan obligations to us. The duration and effects of current economic trends, such as the current economic downturn, are subject to a number of risks and uncertainties and changes that are outside of our ability to control. See the discussion below in this section under the caption “Risks That Could Affect Our Future Financial Performance—We could incur losses on the loans we make.” If changes in economic or market conditions or unexpected subsequent events were to occur, it could become necessary for us to incur additional charges to increase the allowance for loan losses, which would have the effect of reducing our income.

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

Noninterest Income

Noninterest income consists primarily of fees charged for services provided by the Bank on deposit account transactions and gains on sales assets. The following table identifies the components (in thousands of dollars) of, and sets forth the percentage changes in, noninterest income in the three and six months ended June 30, 2008, as compared to the same respective periods of 2007.

	Three Months Ended June 30,			Six Months Ended June 30,
	Amount		Percentage Change 2008 vs. 2007	Amount		Percentage Change 2008 vs. 2007
	2008	2007		2008	2007
	Unaudited			Unaudited
Service fees on deposits	$285	$198	43.9%	$497	$385	29.1%
Net gains on sales of securities available for sale	52	—	N/M	1,132	—	N/M
Gain (loss) on sale of other real estate owned	(40)	—	N/M	(40)	—	N/M
Other	113	117	(3.4)%	295	283	4.2%

Total	$410	$315	30.2%	$1,884	$668	182.0%

The increase in non-interest income for the three months ended June 30, 2008, as compared to the same period in 2007, was primarily the result of an $87,000 increase in service fees on deposit account transactions. The increase in non-interest income for the six months ended June 30, 2008, as compared to the same period in 2007, was primarily the result of (i) a $1.1 million gain recognized, during the first quarter of 2008, on sales of securities available for sale, which were made to the reposition our portfolio of such securities as part of our overall management of the mix and matching of maturities and repricing of our assets and liabilities, and (ii) a $112,000 increase in fees on deposit account transactions.

Noninterest Expense

The following table compares the amounts (in thousands of dollars) of the principal components of noninterest expense in the three and six months ended June 30, 2008 and in the same three and six month periods of 2007.

	Three Months Ended June 30,			Six Months Ended June 30,
	Amount		Percentage Change 2008 vs. 2007	Amount		Percentage Change 2008 vs. 2007
	2008	2007		2008	2007
	Unaudited (Dollars in thousands)			Unaudited (Dollars in thousands)
Salaries and employee benefits	$2,832	$2,794	1.4%	$6,122	$5,775	6.0%
Occupancy	697	700	(0.4)%	1,379	1,365	1.0%
Equipment and depreciation	282	323	(12.7)%	566	641	(11.7)%
Data processing	177	158	12.0%	350	324	8.0%
Professional fees	308	225	36.9%	581	400	45.3%
Customer expense	134	186	(28.0)%	248	345	(28.1)%
FDIC insurance	145	199	(27.1)%	268	199	34.7%
Other real estate owned expense	348	—	N/M	429	—	N/M
Other operating expense(1)	771	808	(4.6)%	1,447	1,444	0.2%

Total	$5,694	$5,393	5.6%	$11,390	$10,493	8.5%

(1)	Other operating expenses primarily consist of telephone, stationery and office supplies, regulatory, and investor relations expenses, and insurance premiums, postage, and correspondent bank fees.

The increases in non-interest expense in the three and six months ended June 30, 2008 were, for the most part, attributable to (i) increases of $38,000, or 1.4%, and $347,000, or 6.0%, respectively, in compensation expense, due primarily to the addition of commercial loan officers during 2007, as part of our initiative to increase commercial loans and decrease single family real estate and real estate construction loans; (ii) increases of $83,000 and $181,000, respectively, in professional fees, and (iii) the recognition of $348,000 and $429,000, respectively, of expenses associated with acquisition and preparation for sale of other real estate owned.

Due primarily to the decline in net interest income and, to a lesser extent, the increase in non-interest expense our efficiency ratios (non-interest expense as a percentage of total revenues) for the three and six months ended June 30, 2008 were 82% and 75%, respectively, as compared to 66% and 64%, respectively, in the three and six months ended June 30, 2007.

Asset/Liability Management

The primary objective of asset/liability management is to reduce our exposure to interest rate fluctuations, which can affect our net interest margins and, therefore, our net interest income and net earnings. We seek to achieve this objective by matching interest rate sensitive assets and liabilities, and maintaining the maturities and the repricing of these assets and liabilities at appropriate levels in response to the changes in the interest rate environment. Generally, if rate sensitive assets exceed rate sensitive liabilities, net interest income will be positively impacted during a rising interest rate environment and negatively impacted during a declining interest rate environment. When rate sensitive liabilities exceed rate sensitive assets, net interest income generally will be positively impacted during a declining interest rate environment and negatively impacted during a rising interest rate environment. However, interest rates for different asset and liability products offered by depository institutions respond differently to changes in the interest rate environment, the relationship or “gap” between interest sensitive assets and interest sensitive liabilities is only a general indicator of interest rate sensitivity and how our net interest income might be affected by changing rates of interest.

For example, rates on certain assets or liabilities typically lag behind changes in market rates of interest. Additionally, prepayments of loans and securities available for sale, and early withdrawals of certificates of deposit, can cause the interest sensitivities to vary.

The table below sets forth information concerning our rate sensitive assets and liabilities at June 30, 2008. The assets and liabilities are classified by the earlier of maturity or repricing dates in accordance with their contractual terms. As described above, certain shortcomings are inherent in the method of analysis presented in this table.

	Six Months or Less	Over Six Through Twelve Months	Over One Year Through Five Years	Over Five Years	Non- Interest- Bearing	Total
	Unaudited (Dollars in thousands)
Assets
Interest-bearing deposits in other financial institutions	$—	$198	$—	$—	$—	$198
Investment in unconsolidated trust subsidiaries	—	—	—	682	—	682
Securities available for sale	15,832	30,327	98,000	85,986	—	230,145
Federal Reserve Bank and Federal Home Loan Bank stock	13,135	—	—	—	—	13,135
Federal funds sold	50,105	—	—	—	—	50,105
Loans, gross	366,870	118,480	242,292	68,961	—	796,603
Non-interest earning assets, net	—	—	—	—	31,829	31,829

Total assets	$445,942	$149,005	$340,292	$155,629	$31,829	$1,122,697

Liabilities and Shareholders Equity
Noninterest-bearing deposits	$—	$—	$—	$—	$163,117	$163,117
Interest-bearing deposits(1) (2)	291,230	218,848	87,344	—	—	597,422
Borrowings	31,718	78,000	135,000	—	—	244,718
Junior subordinated debentures	17,527	—	—	—	—	17,527
Other liabilities	—	—	—	—	6,755	6,755
Shareholders’ equity	—	—	—	—	93,158	93,158

Total liabilities and shareholders equity	$340,475	$296,848	$222,344	$—	$263,030	$1,122,697

Interest rate sensitivity gap	$105,467	$(147,843)	$117,948	$155,629	$(231,201)	$—

Cumulative interest rate sensitivity gap	$105,467	$(42,376)	$75,572	$231,201	$—	$—

Cumulative % of rate sensitive assets in maturity period	40%	53%	83%	97%	100%

Rate sensitive assets to rate sensitive liabilities and shareholders’ equity	131%	50%	153%	N/A	12%

Cumulative ratio	131%	93%	109%	127%	100%

(1)	Excludes Bancorp’s savings accounts totaling $21.7 million maturing within six months of June 30, 2008.

(2)	Excludes Bancorp’s certificate of deposit in the amount of $250,000, which matures over 6 months and within 12 months of June 30, 2008.

At June 30, 2008, our rate sensitive balance sheet was shown to be in a negative twelve-month gap position. This would imply that our net interest margin would decrease in the short–term if interest rates were to rise and would increase in the short-term if interest rates were to fall. However, as noted above, the extent to which our net interest margin will be impacted by changes in prevailing interests rates will depend on a number of factors, including how quickly rate sensitive assets and liabilities react to interest rate changes, the mix of our interest earning assets (loans versus other lower yielding interest earning assets, such as securities or federal funds sold) and the mix of our interest bearing deposits (between, for example, lower interest core deposits and higher cost time certificates of deposit) and our other interest bearing liabilities.

Financial Condition

Assets

Our total consolidated assets increased by $46 million to $1.123 billion at June 30, 2008 from $1.077 billion at December 31, 2007, as we used increases in deposits and borrowings during the six months ended June 30, 2008 to fund increases in loans and federal funds sold.

The following table sets forth the composition of our interest earning assets (in thousands of dollars) at:

	June 30, 2008	December 31, 2007
	Unaudited
Federal funds sold	$50,105	$39,400
Interest-bearing deposits with financial institutions	198	198
Federal Reserve Bank and Federal Home Loan Bank Stock, at cost	13,135	12,662
Securities available for sale, at fair value	230,145	218,838
Loans (net of allowances of $7,073 and $6,126, respectively)	789,530	773,071

Loans

The following table sets forth, in thousands of dollars, the composition, by loan category, of our loan portfolio, at June 30, 2008 and December 31, 2007:

	June 30, 2008		December 31, 2007
	Amount	Percent	Amount	Percent
	Unaudited
Commercial loans	$271,795	34.1%	$269,887	34.6%
Commercial real estate loans - owner occupied	175,728	22.0%	163,949	21.0%
Commercial real estate loans - all other	117,778	14.8%	108,866	14.0%
Residential mortgage loans - single family	62,565	7.9%	64,718	8.3%
Residential mortgage loans - multi-family	93,709	11.8%	92,440	11.9%
Construction loans	39,251	4.9%	47,179	6.1%
Land development loans	28,265	3.5%	25,800	3.3%
Consumer loans	7,707	1.0%	6,456	0.8%

Gross loans	796,798	100.0%	779,295	100.0%

Deferred fee (income) costs, net	(195)		(98)
Allowance for loan losses	(7,073)		(6,126)

Loans, net	$789,530		$773,071

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

The following table sets forth, in thousands of dollars, the maturity distribution of our loan portfolio (excluding consumer and residential mortgage loans) at June 30, 2008:

	June 30, 2008
	One Year or Less	Over One Year through Five Years	Over Five Years	Total
	Unaudited
Real estate and construction loans(1)
Floating rate	$49,463	$15,812	$171,326	$236,601
Fixed rate	32,887	61,514	30,020	124,421
Commercial loans
Floating rate	91,071	25,324	5,371	121,766
Fixed rate	92,712	47,608	9,709	150,029

Total	$266,133	$150,258	$216,426	$632,817

(1)	Does not include mortgage loans on single and multi-family residences and consumer loans, which totaled $156.3 million and $7.7 million, respectively, at June 30, 2008.

Allowance for Loan Losses and Nonperforming Loans

Allowance for Loan Losses. The allowance for loan losses (the “Allowance”) at June 30, 2008 was $7.1 million, which represented approximately 0.89% of the loans outstanding at June 30, 2008, as compared to $6.1 million, or 0.79%, of the loans outstanding at December 31, 2007.

We carefully monitor changing economic conditions, the loan portfolio by category, the financial condition of borrowers, the historical performance of the loan portfolio, and we follow bank regulatory guidelines in determining the adequacy of the allowance. We believe that the allowance at June 30, 2008 was adequate to provide for losses inherent in the loan portfolio. However, as the volume of loans increases, additional provisions for loan losses will be required to maintain the allowance at adequate levels. Additionally, the allowance was established on the basis of assumptions and judgments regarding such matters as economic conditions and trends and the condition of borrowers, historical industry loan loss data and regulatory guidelines and, if there are changes in those conditions or trends, such as those that occurred during the first six months of 2008, actual loan losses in the future could vary from the losses that were predicted on the basis of those earlier assumptions, judgments and guidelines. For example, if economic conditions were to deteriorate further, or interest rates were to increase significantly, which would have the effect of increasing the risk that borrowers would encounter difficulties meeting their loan payment obligations, it could become necessary to increase the allowance by means of additional provisions for loan losses. See “—Results of Operations—Provision for Loan Losses” above.

Set forth below is a summary, in thousands of dollars, of the transactions in the allowance for loan losses for the six months ended June 30, 2008 and the year ended December 31, 2007:

	Six Months Ended June 30, 2008	Year Ended December 31, 2007
	Unaudited
Balance, beginning of period	$6,126	$5,929
Provision for loan losses	3,816	2,025
Net, amounts charged off	(2,869)	(1,828)

Balance, end of period	$7,073	$6,126

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

At June 30, 2008 and December 31, 2007, we had loans totaling $11.6 million and $8.0 million, respectively, that were delinquent and which were classified as nonaccrual and impaired loans. The increase in non-performing loans at June 30, 2008, as compared to December 31, 2007, was mainly attributable to three construction/development loans, in an aggregate amount of $7.6 million, which had become delinquent and were placed on nonaccrual status during the first six months of 2008. However, we believe that all of these loans are well-collateralized and/or adequately reserved.

Loans delinquent 90 days or more totaled $10.8 million at June 30, 2008; whereas $7.7 million of loans were delinquent 90 days or more as of December 31, 2007. We had two troubled debt restructured loans at June 30, 2008 that were continuing to accrue interest, increasing the amount of restructured loans to $3.3 million compared to $300,000 at December 31, 2007. At June 30, 2008, our average investment in impaired loans was $8.5 million. The interest that we would have earned during the three and six months ended June 30, 2008, if the impaired loans had remained current in accordance with their original terms, were $226,000 and $421,000, respectively.

Other Nonperforming Assets

Other real estate owned totaled $3.4 million at June 30, 2008 as compared to $425,000 at December 31, 2007. At June 30, 2008 there was one single family residence and one construction/development project that were classified as other real estate owned. We anticipate that the construction/development project will be sold in the third quarter of 2008. The single family residence is currently listed for sale with an unaffiliated real estate brokerage firm.

Deposits

Average Balances of and Average Interest Rates Paid on Deposits. Set forth below are the average amounts (in thousands of dollars) of, and the average rates paid on, deposits for the six months ended June 30, 2008:

	Six Months Ended June 30, 2008
	Unaudited
	Average Balance	Average Rate
Noninterest-bearing demand deposits	$160,591	—
Interest-bearing checking accounts	19,280	0.57%
Money market and savings deposits	151,938	2.29%
Time deposits	422,347	4.87%

Average total deposits	$754,156	4.07%

Deposit Totals. Deposits totaled $761 million at June 30, 2008 as compared to $747 million at December 31, 2007. At June 30, 2008, noninterest-bearing deposits totaled $163 million and represented 21% of total deposits, as compared to $188 million and 25% of total deposits at December 31, 2007. At June 30, 2008, certificates of deposit in denominations of $100,000 or more totaled $260 million and represented 34% of total deposits, as compared to $229 million and 31% of total deposits at December 31, 2007. We believe that the decline in noninterest bearing deposits was primarily attributable to the economic downturn. We increased the volume of the time certificates of deposits in order to offset, on a short-term basis, the decline in non-interest-bearing deposits and to provide additional funds primarily for loans.

Set forth below, in thousands of dollars, is a maturity schedule of domestic time certificates of deposit outstanding at June 30, 2008:

	At June 30, 2008
	Certificates of Deposit Under $100,000	Certificates of Deposit of $100,000 or More
	Unaudited
Maturities
Three months or less	$46,200	$92,821
Over three and through twelve months	96,981	122,100
Over twelve months	41,994	45,350

Total certificates of deposit	$185,175	$260,271

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

Our liquid assets, which included cash and due from banks, federal funds sold, interest earning deposits with financial institutions and unpledged securities available for sale (excluding Federal Reserve Bank and Federal Home Loan Bank stock) totaled $121 million, which represented 10.8% of total assets at June 30, 2008.

Cash Flow Provided by Operating Activities. Cash flow of $2.1 million was provided by operating activities during the six months ended June 30, 2008.

Cash Flow Used in Investing Activities. In the six months ended June 30, 2008, we used $39 million in investing activities, together with $80 million in cash generated by sales of securities and $22 million from maturities of and principal payments received on securities available for sale, primarily to fund $118 million in purchases of securities and $25 million to fund an increase in loans.

Cash Flow Provided by Financing Activities. Cash flow of $48 million was provided by financing activities during the six months ended June 30, 2008, comprised of net increases of $36 million in borrowings and $14 million in deposits.

Ratio of Loans to Deposits. The relationship between gross loans and total deposits can provide a useful measure of a bank’s liquidity. Since repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loan-to-deposit ratio the less liquid are our assets. On the other hand, since we realize greater yields and higher interest income on loans than we do on investments, a lower loan-to-deposit ratio can adversely affect interest income and earnings. As a result, our goal is to achieve a loan-to-deposit ratio that appropriately balances the requirements of liquidity and the need to generate a fair return on assets. At both June 30, 2008 and December 31, 2007 the ratios of loans-to-deposits were 104%.

Off Balance Sheet Arrangements

Loan Commitments and Standby Letters of Credit. In order to meet the financing needs of our customers, in the normal course of business we make commitments to extend credit and issue standby commercial letters of credit to or for our customers. At June 30, 2008 and December 31, 2007, we were committed to fund certain loans amounting to approximately $217 million and $237 million, respectively.

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

Contractual Obligations

Borrowings. As a source of additional funds that we have used primarily to fund loans and to purchase other interest earning assets, and to provide us with a supplemental source of liquidity, we have obtained long and short term borrowings from the Federal Home Loan Bank (the “FHLB”). As of June 30, 2008, we had $135 million of outstanding long-term borrowings, with maturities ranging from November 2009 to December 2010, and $101 million of outstanding short-term borrowings, with maturities ranging from July 2008 to May 2009 that we had obtained from the Federal Home Loan Bank. These borrowings, together with securities sold under agreements to repurchase, have a weighted-average annualized interest rate of 4.63%. By comparison, as of December 31, 2007, we had $118 million of outstanding long-term borrowings and $84 million of outstanding short-term borrowings that we had obtained from the Federal Home Loan Bank, which, together with the securities sold under agreements to repurchase, had a weighted-average annualized interest rate of 4.98%

At June 30, 2008, U.S. agency and mortgage backed securities, U.S. Government agency securities and collateralized mortgage obligations with an aggregate fair market value of $174 million and $176 million of residential mortgage and other real estate secured loans were pledged to secure these Federal Home Loan Bank borrowings, repurchase agreements, local agency deposits, and treasury, tax and loan accounts.

The highest amount of borrowings that were outstanding at any month-end during the six months ended June 30, 2008 consisted of $236 million of borrowings from the Federal Home Loan Bank and $9 million of overnight borrowings in the form of securities sold under repurchase agreements. During 2007, the highest amount of borrowings outstanding at any month-end consisted of $231 million of advances from the Federal Home Loan Bank and $10 million of overnight borrowings in the form of securities sold under repurchase agreements.

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

Set forth below are the respective principal amounts, in thousands of dollars, and certain other information regarding the terms, of the Debentures that remained outstanding as of June 30, 2008:

Original Issue Dates	Principal Amount	Interest Rate(1)	Maturity Dates
September 2002	$7,217	LIBOR plus 3.40%	September 2032
October 2004	10,310	LIBOR plus 2.00%	October 2034

Total	$17,527

(1)	Interest rate resets quarterly.

These Debentures require quarterly interest payments. Subject to certain conditions, we have the right, at our discretion, to defer those interest payments for up to five years. However, we have no need and have no plans to exercise this deferral right.

Under the Federal Reserve Board rulings, the borrowings evidenced by the Debentures, which are subordinated to all of our other borrowings that are outstanding or which we may obtain in the future, are eligible (subject to certain dollar limitations) to qualify, and at June 30, 2008, all $17.5 million principal amount of those Debentures qualified as Tier I capital for regulatory purposes.

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

The following is a summary of the major components of securities available for sale and a comparison of the amortized cost, estimated fair values and gross unrealized gains and losses, in thousands of dollars, as of June 30, 2008 and December 31, 2007:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
		Unaudited
June 30, 2008
Securities Available For Sale:
US Agencies/Mortgage-backed securities	$197,627	$202	$(4,995)	$192,834
Collateralized mortgage obligations	11,768	—	(528)	11,240

Total government and agencies securities	209,395	202	(5,523)	204,074
Municipal securities	22,894	30	(826)	22,098
Asset backed securities	2,854	—	(602)	2, 252
Mutual fund	1,721	—	—	1, 721

Total Securities Available For Sale	$236,864	$232	$(6,951)	$230,145

December 31, 2007
Securities Available For Sale:
U.S. agencies and mortgage-backed securities	$174,370	$511	$(1,693)	$173,188
Collateralized mortgage obligations	18,885	—	(376)	18,509

Total government and agencies securities	193,255	511	(2,069)	191,697
Municipal securities	22,893	65	(417)	22,541
Asset backed securities	2,857	—	(5)	2,852
Mutual fund	1,748	—	—	1,748

Total Securities Available For Sale	$220,753	$576	$(2,491)	$218,838

At June 30, 2008, U.S. agencies and mortgage backed securities, U.S. Government agency securities and collateralized mortgage obligations with an aggregate fair market value of $174 million were pledged to secure Federal Home Loan Bank borrowings, repurchase agreements, local agency deposits and treasury, tax and loan accounts.

The amortized cost and estimated fair value, at June 30, 2008, of securities available for sale are shown, in thousands of dollars, in the following table, by contractual maturities and historical prepayments based on the prior six months of principal payments. Expected maturities will differ from contractual maturities and historical prepayments, particularly with respect to collateralized mortgage obligations, because borrowers may react to interest rate market conditions differently than the historical prepayment rates.

	June 30, 2008 Maturing in
	One year or less		Over one year through five years		Over five years through ten years		Over ten years		Total
	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield
	(Dollars in thousands)
Securities available for sale(1):
U.S. Agencies/Mortgage backed securities	$35,401	4.19%	$86,273	4.26%	$42,782	4.48%	$33,171	4.70%	$197,627	4.37%
Collateralized mortgage obligations	2,268	4.49%	4,220	4.55%	5,280	4.49%	—	—	11,768	4.51%
Municipal securities	—	—	—	—	3,130	4.10%	19,764	4.26%	22,894	4.24%
Asset backed securities	—	—	—	—	—	—	2,854	3.63%	2,854	3.63%
Total Securities Available for sale (1)	$37,669	4.20%	$90,493	4.27%	$51,192	4.46%	$55,789	4.49%	$235,143	4.36%

(1)	Mutual fund securities of $1.721 million are excluded from the above table, as they do not have stated maturity dates.

The table below shows as of June 30, 2008, the gross unrealized losses and fair values (in thousands of dollars) of our investments, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	Securities With Unrealized Loss as of June 30, 2008
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
(Dollars In thousands)	Unaudited
US agencies and mortgage backed securities	$125,398	$(4,356)	$27,024	$(639)	$152,422	$(4,995)
Collateralized mortgage obligations	3,703	(190)	7,537	(338)	11,240	(528)
Asset backed securities	2,252	(602)	—	—	2,252	(602)
Municipal securities	17,430	(632)	1,608	(194)	19,038	(826)

Total temporarily impaired securities	$148,783	$(5,780)	$36,169	$(1,171)	$184,952	$(6,951)

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

Certain qualitative assessments also are made by a banking institution’s primary federal regulatory agency that could lead the agency to determine that the banking institution should be assigned to a lower capital category than the one indicated by the quantitative measures used to assess the institution’s capital adequacy. At each successive lower capital category, a bank is subject to greater operating restrictions and increased regulatory supervision by its federal bank regulatory agency.

The following table sets forth the capital and capital ratios of the Company (on a consolidated basis) and the Bank (on a stand alone basis) at June 30, 2008, as compared to the respective minimum regulatory requirements applicable to them.

			Applicable Federal Regulatory Requirement
	Actual		Capital Adequacy Purposes		To be Categorized Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total Capital to Risk Weighted Assets:
Company	$121,692	14.1%	$69,166	At least 8.0%	N/A	N/A
Bank	95,977	11.2%	68,814	At least 8.0%	$86,018	At least 10.0%
Tier 1 Capital to Risk Weighted Assets:
Company	$114,324	13.2%	$34,583	At least 4.0%	N/A	N/A
Bank	88,647	10.3%	34,407	At least 4.0%	$51,611	At least 6.0%
Tier 1 Capital to Average Assets:
Company	$114,324	10.1%	$45,083	At least 4.0%	N/A	N/A
Bank	88,647	7.9%	44,816	At least 4.0%	$56,020	At least 5.0%

At June 30, 2008 the Bank (on a stand-alone basis) continued to qualify as a well-capitalized institution, and the Company continued to exceed the minimum required capital ratios, under the capital adequacy guidelines described above.

The consolidated total capital and Tier 1 capital of the Company, at June 30, 2008, include an aggregate of $17.5 million principal amount of Junior Subordinated Debentures that we issued in 2002 and 2004 in connection with the sale of trust preferred securities. We contributed $17.5 million of the net proceeds from the sale of the trust preferred securities to the Bank, thereby increasing its total capital and Tier 1 capital.

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

It continues to be the policy of the Board to retain earnings to support future growth and, at the present time, there are no plans to declare any additional cash dividends, at least until economic conditions improve. However, the Board of Directors intends from time to time to consider the advisability of paying additional dividends in the future. Any such decision will be based on a number of factors, including the Company’s future financial performance, its available cash resources and any competing needs for cash that the Company may have.

Share Repurchase Program. In September 2005, our Board of Directors concluded that, at prevailing market prices, the Company’s shares represented an attractive investment opportunity and, therefore, that repurchases of Company shares would be a good use of Company funds. As a result, the Board of Directors approved a share repurchase program, which authorized the Company to purchase up to two percent (2%) of the Company’s outstanding common shares, which approximates 200,000 shares in total. Pursuant to that program, share purchases may be made in the open market or in private transactions, in accordance with applicable Securities and Exchange Commission rules, when opportunities become available to purchase shares at prices believed to be attractive. The Company is under no obligation to repurchase shares under the share repurchase program and the timing, actual number and value of shares that are repurchased by the Company under this program will depend on a number of factors, including the Company’s future financial performance and available cash resources, competing uses for its corporate funds, prevailing market prices of its common stock and the number of shares that become available for sale at prices that the Company believes are attractive, as well as any regulatory requirements applicable to the Company. To date we have purchased 105,354 shares under this program.

During April 2008, we made open market purchases of an aggregate of 20,000 shares of our common stock pursuant to this program for an aggregate purchase price of $180,000, which results in an average per share price of $9.04. During June 2008, we made open market purchases of an aggregate of 15,054 shares of our common stock for an aggregate purchase price of $109,000, which results in an average per share price of $7.22.

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

•

affecting the financial capability of borrowers to meet their loan obligations, which could result in increases in loan losses that would require us to make additional provisions for possible loan losses and possibly acquire, through foreclosure, real properties securing some of our loans in an effort to minimize loan losses, which would cause us to incur additional expenses and result in reduced earnings; and

•

causing reductions in real property values that, due to our reliance on real property to secure many of our loans, could make it more difficult for us to prevent losses from being incurred on non-performing loans through the sale of such real properties.

National economic conditions and changes in Federal Reserve Board monetary policies could affect our operating results

Our ability to achieve and sustain profitability is substantially dependent on our net interest income. Like most banking organizations and other depository institutions, our net interest income is affected by a number of factors outside of our control, including changes in market rates of interest, that occur from time to time as a result of changes in national economic conditions, and changes by the Federal Reserve Board in its monetary policies in response to threats of increased inflation, a slowing of economic growth or the on-set of recessionary conditions. For example, interest rate reductions by the Federal Reserve Board or a slowing of the economy can result in decreases in the interest we can earn on loans and other interest-earning assets, as occurred during the quarter and six months ended June 30, 2008. Also, our net interest margin and net interest income could decline if we are not able, in response to such conditions, to reduce the interest rates we must pay on deposits and other interest-bearing liabilities to the same extent as we are required to reduce the rates we are able to charge on the loans we make. Adverse changes in economic conditions also (i) could cause potential borrowers to fail to qualify for our loan products and reduce loan demand, thereby reducing our net interest margins and our net interest income and (ii) could cause increases in loan defaults which could result in an increase in loan losses and could require us to increase the provisions we must make for possible loan losses, which would reduce our income.

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

Expansion of existing financial centers might not achieve expected growth or increases in profitability

We have grown substantially during the nine years since our inception by (i) opening new financial centers in population centers, and (ii) adding banking professionals at our existing financial centers, with the objective of attracting additional customers including, in particular, small to medium size businesses, that will add to our profitability. We intend to continue that growth strategy. However, there is no assurance that we will continue to be successful in achieving this objective. Implementation of this strategy will require us to incur expenses in establishing new financial centers or adding banking professionals, long before we are able to attract, and with no assurance that we will succeed in attracting, a sufficient number of new customers that will enable us to generate the revenues needed to increase our profitability. As a result, our earnings could decline if we are unable to successfully implement this strategy.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures in effect as of June 30, 2008. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2008, our disclosure controls and procedures were effective to provide reasonable assurance that material information, relating to the Company and its consolidated subsidiaries, required to be included in our Exchange Act reports, such as this Quarterly Report on Form 10-Q, is made known to management, including the Chief Executive Officer and Chief Financial Officer, on a timely basis.

There were no changes in our internal control over financial reporting that occurred during the quarter or six months ended June 30, 2008 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There has been a recent increase in mortgage loan and real estate construction foreclosures throughout the United States, due primarily to increasing market rates of interest on variable rate mortgages and declining property values. Although the vast majority of these foreclosures appear to involve borrowers who had financed home purchases or refinanced existing home mortgage loans with so-called subprime mortgage loans, mortgage loan foreclosures can result in increases in loan losses and require mortgage lenders to take ownership of the foreclosed real properties in order to mitigate potential loan losses, which can result in increased non-interest expenses. Moreover, the recent increase in mortgage loan foreclosures have led to the adoption of more stringent loan underwriting standards, which makes it more difficult for borrowers to qualify for loans. Additionally, during the past six months there has been a downturn in economic conditions and many economists have expressed the view that the country is or will soon be in a recession, the duration and severity of which are uncertain. These conditions also could lead to reductions in loan demand and increases in loan defaults, which could require us to increase the allowance for possible loan losses. We began to reduce our exposure to these risks when we discontinued our residential mortgage lending business in 2005 and, more recently, have begun reducing the volume of real estate construction loans that we make. However, these conditions, coupled with reductions in interest rates by the Federal Reserve Board in an effort to prevent economic conditions from worsening, led to a decline in our net interest income and net income in the quarter and six months ended June 30, 2008 and there are no assurances that these conditions will not continue to adversely affect our operating results in the future.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchases

The following table sets forth information regarding our share repurchases in each of the months during the quarter ended June 30, 2008.

	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Remaining Shares that May Yet Be Purchased Under the Program
April 1 to April 30, 2008	20,000	$9.04	20,000	109,700
May 1 to May 31, 2008	—	$—	—	109,700
June 1 to June 30, 2008	15,054	$7.22	15,054	94,646

Total	35,054	$8.26	35,054

The above shares were purchased pursuant to a stock repurchase program that was publicly announced on July 28, 2005 and at that time authorized repurchases of up to approximately 200,000 of the Company’s shares, in open market and private transactions, in accordance with applicable rules of the Securities and Exchange Commission. This program does not have an expiration date. However, the Company may elect (i) to suspend share repurchases at any time or from time to time, or (ii) to terminate the program prior to the repurchase of all of the shares authorized for repurchase under this program. Accordingly, there is no assurance that any additional shares will be repurchased under this program. To date we have purchased 105,354 shares under the program.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of the Company was held on May 22, 2008. At that Meeting, the shareholders elected the Directors of the Company for a term of one year, ending at the next Annual Meeting of Shareholders to be held in May 2009.

(1) Directors Elected at the Annual Meeting. Set forth below is the name of each Director that was nominated and elected at the Annual Meeting and the respective numbers of votes cast for their election and the respective number of votes withheld. As the election was uncontested, there were no broker non-votes.

	Votes Cast
	For	Withheld
Raymond E. Dellerba	7,707,423	1,873,358
George H. Wells	8,487,780	1,093,001
Warren T. Finley	8,483,043	1,097,738
Matthew F. Schafnitz	8,511,544	1,069,237
John Thomas, M.D.	8,375,530	1,205,251
Gary M. Williams	8,511,795	1,068,986

(2) Approval of 2008 Equity Incentive Plan. The 2008 Equity Incentive Plan, which sets aside 400,000 shares of the Company’s common stock for the grant, to officers, directors and other key employees, of options, restricted rights to purchase such shares and stock appreciation rights (“SARs”), was approved by a majority of the shares present and voting at the Annual Meeting, which was the vote required to approve the Plan. For this purpose, broker non-votes, which are counted for purposes of determining whether a quorum was present, in person or by proxy, at the Meeting, are deemed not to have been voted on this matter.

Votes Cast
For	Against	Shares Abstaining	Broker Non-Votes
3,841,689	2,109,986	180,147	3,449,759

ITEM 6.	EXHIBITS

The following documents are filed Exhibits to the Quarterly Report on Form 10-Q:

Exhibit No.	Description of Exhibit

Exhibit 31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC MERCANTILE BANCORP

Date: August 11, 2008	By:	/S/ NANCY A. GRAY
Nancy A. Gray, Chief Financial Officer

S-1

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

Exhibit 31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

E-1