Form 10-Q
period 2008-09-30
PACIFIC MERCANTILE BANCORP
filed 2008-11-07
CIK 1109546

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

10,452,471 shares of Common Stock as of November 6, 2008

PACIFIC MERCANTILE BANCORP

QUARTERLY REPORT ON FORM 10Q

FOR

THE QUARTER ENDED SEPTEMBER 30, 2008

Exhibit 31.1 Certification of Chief Executive Officer under Section 302 of the Sarbanes–Oxley Act of 2002

Exhibit 31.2 Certification of Chief Financial Officer under Section 302 of the Sarbanes–Oxley Act of 2002

Exhibit 32.1 Certification of Chief Executive Officer under Section 906 of the Sarbanes–Oxley Act of 2002

Exhibit 32.2 Certification of Chief Financial Officer under Section 906 of the Sarbanes–Oxley Act of 2002

i

PART I. – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands)

(Unaudited)

	September 30, 2008	December 31, 2007
ASSETS
Cash and due from banks	$21,836	$14,332
Federal funds sold	62,510	39,400

Cash and cash equivalents	84,346	53,732
Interest-bearing deposits with financial institutions	198	198
Federal Reserve Bank and Federal Home Loan Bank Stock, at cost	13,309	12,662
Securities available for sale, at fair value	210,604	218,838
Loans (net of allowances of $8,371 and $6,126, respectively)	831,752	773,071
Investment in unconsolidated subsidiaries	682	682
Accrued interest receivable	4,067	4,431
Premises and equipment, net	1,180	1,618
Other real estate owned	5,957	425
Other assets	15,216	11,366

Total assets	$1,167,311	$1,077,023

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$169,753	$187,551
Interest-bearing	620,945	559,112

Total deposits	790,698	746,663
Borrowings	248,719	208,818
Accrued interest payable	2,334	3,040
Other liabilities	14,198	4,113
Junior subordinated debentures	17,527	17,527

Total liabilities	1,073,476	980,161

Commitments and contingencies (Note 2)	—	—
Shareholders’ equity:
Preferred stock, no par value, 2,000,000 shares authorized, none issued	—	—
Common stock, no par value, 20,000,000 shares authorized, 10,475,471 and 10,492,049 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	72,493	72,381
Retained earnings	25,321	25,846
Accumulated other comprehensive loss	(3,979)	(1,365)

Total shareholders’ equity	93,835	96,862

Total liabilities and shareholders’ equity	$1,167,311	$1,077,023

The accompanying notes are an integral part of these consolidated financial statements.

Part I. Item 1. (continued)

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except for per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Interest income:
Loans, including fees	$12,456	$13,952	$37,582	$41,622
Federal funds sold	177	1,385	796	3,138
Securities available for sale and stock	2,595	2,718	7,877	8,342
Interest-bearing deposits with financial institutions	2	2	7	7

Total interest income	15,230	18,057	46,262	53,109
Interest expense:
Deposits	5,508	6,908	17,459	19,544
Borrowings	2,738	3,056	8,420	9,855

Total interest expense	8,246	9,964	25,879	29,399

Net interest income	6,984	8,093	20,383	23,710

Provision for loan losses	1,625	300	5,441	925

Net interest income after provision for loan losses	5,359	7,793	14,942	22,785

Noninterest income
Service fees on deposits and other banking services	326	140	823	431
Net gain on sale of securities available for sale	127	—	1,259	—
Net loss on sale of other real estate owned	—	—	(40)	—
Other	251	229	547	605

Total noninterest income	704	369	2,589	1,036

Noninterest expense
Salaries and employee benefits	3,226	2,919	9,348	8,694
Occupancy	685	670	2,064	2,036
Equipment and furniture	252	313	818	954
Data processing	161	183	511	506
Professional fees	249	269	831	669
Customer expense	121	167	369	512
FDIC expense	166	166	478	409
Other real estate owned expense	65	—	494	—
Amortization of debt issuance cost	4	457	10	486
Other operating expense	637	720	2,032	2,091

Total noninterest expense	5,566	5,864	16,955	16,357

Income before income taxes	497	2,298	576	7,464
Income tax provision	143	867	51	2,896

Net income	$354	$1,431	$525	$4,568

Earnings per share
Basic	$0.03	$0.14	$0.05	$0.44
Diluted	$0.03	$0.13	$0.05	$0.42
Dividends paid per share	—	—	$0.10	—
Weighted average number of shares:
Basic	10,475,471	10,466,389	10,481,558	10,396,778
Diluted	10,479,280	10,905,721	10,595,249	10,867,763

The accompanying notes are an integral part of these consolidated financial statements.

Part I. Item 1. (continued)

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE (LOSS) INCOME

(Dollars in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net (loss) income	$354	$1,431	$525	$4,568
Other comprehensive loss, net of tax:
Change in unrealized gain (loss) on securities available for sale, net of tax effect	176	1,436	(2,649)	800
Change in net unrealized gain (loss) and prior service benefit (cost) on supplemental executive retirement plan, net of tax effect	12	11	35	(81)

Total comprehensive (loss) income	$542	$2,878	$(2,089)	$5,287

The accompanying notes are an integral part of these consolidated financial statements.

Part I. Item 1. (continued)

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Nine Months Ended September 30,
	2008	2007
Cash Flows From Operating Activities:
Income from operations	$525	$4,568
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	486	598
Provision for loan losses	5,441	925
Net amortization of premium on securities	213	352
Net gains on sales of securities available for sale	(1,259)	—
Mark to market loss adjustment of equity securities	25	6
Net loss on sales of other real estate owned	40	—
Write down of other real estate owned	260	—
Stock-based compensation expense	466	429
Net decrease in accrued interest receivable	364	15
Net (increase) decrease in other assets	367	(572)
Net increase in deferred taxes	(2,693)	(324)
Net (decrease) increase in accrued interest payable	(706)	82
Net increase (decrease) in other liabilities	267	(42)

Net cash provided by operating activities	4,102	6,037
Cash Flows From Investing Activities:
Maturities of and principal payments received for securities available for sale and other stock	30,595	30,988
Purchase of securities available for sale and other stock	(118,453)	(7,356)
Proceeds from sale of securities available for sale and other stock	101,838	—
Proceeds from sales of other real estate owned	943	—
Net decrease (increase) in loans	(70,897)	830
Proceeds from dissolution of trust preferred securities	—	155
Purchases of premises and equipment	(48)	(115)

Net cash (used in) provided by investing activities	(56,022)	24,502
Cash Flows From Financing Activities:
Net increase in deposits	44,035	59,493
Proceeds from exercise of stock options	—	1,460
Cash dividends paid	(1,049)	—
Net cash paid for share buyback	(353)	(688)
Redemption of junior subordinated debentures	—	(10,155)
Net (decrease) increase in borrowings	39,901	(393)

Net cash provided by financing activities	82,534	49,717

Net increase in cash and cash equivalents	30,614	80,256
Cash and Cash Equivalents, beginning of period	53,732	26,304

Cash and Cash Equivalents, end of period	$84,346	$106,560

Supplementary Cash Flow Information:
Cash paid for interest on deposits and other borrowings	$26,584	$29,316

Cash paid for income taxes	$1,520	$4,050

Non-Cash Investing Activities:
Net increase (decrease) in net unrealized losses and prior year service cost on supplemental employee retirement plan, net of tax	$35	$(81)

Net increase in net unrealized gains and losses on securities held for sale, net of income tax	$(2,649)	$800

Other real estate owned acquired	$6,775	$—

Securities purchased and not settled	$9,877	$—

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

During 2002, we organized three business trusts, under the names Pacific Mercantile Capital Trust I, PMB Capital Trust I, and PMB Statutory Trust III, respectively, to facilitate our issuance of $5.155 million, $5.155 million and $7.217 million, respectively, principal amount of junior subordinated debentures, all with maturity dates in 2032. In October 2004, we organized PMB Capital Trust III to facilitate our issuance of an additional $10 million principal amount of junior subordinated debentures, with a maturity date in 2034. In accordance with applicable accounting standards, the financial statements of these trusts are not included in the Company’s consolidated financial statements. See Note 2: “Significant Accounting Policies — Principles of Consolidation“ below.

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

2. Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10–Q and, therefore, do not include all footnotes that would be required for a full presentation of financial position, results of operations, changes in cash flows and comprehensive income (loss) in accordance with generally accepted accounting principles in the United States (“GAAP”). However, these interim financial statements reflect all adjustments (consisting of normal recurring adjustments and accruals) which, in the opinion of our management, are necessary for a fair presentation of our financial position as of the end of and our results of operations for the interim periods presented.

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

Our consolidated financial position at September 30, 2008, and the consolidated results of operations for the three and nine month periods ended September 30, 2008, are not necessarily indicative of what our financial position will be as of the end of, or of the results of our operations that may be expected for any other interim period during or for, the full year ending December 31, 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.-)

2. Significant Accounting Policies (Cont.-)

Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of certain of our assets, liabilities, and contingencies at the date of the financial statements and the reported amounts of our revenues and expenses during the reporting period. For the fiscal periods covered by this Report, those estimates related primarily to our determinations of the allowance for loan losses, the fair value of securities available for sale, and the valuation of deferred tax assets. If circumstances or financial trends on which those estimates were based were to change in the future or there were to occur any currently unanticipated events affecting the amounts of those estimates, our future financial position or results of operation could differ, possibly materially, from those expected at the current time.

Principles of Consolidation

The consolidated financial statements for the three and nine month periods ended September 30, 2008 and 2007, include the accounts of PMBC and its wholly owned subsidiary, Pacific Mercantile Bank.

Nonperforming Loans and Other Assets

At September 30, 2008, loans that were 90 days past due totaled $15.8 million of which $2.0 million continued to accrue interest, and loans classified as nonaccrual and impaired totaled $20.3 million. By comparison, at December 31, 2007, $7.7 million of loans were 90 days past due and $8.0 million of loans were classified as nonaccrual and impaired, none of which were still accruing interest. At September 30, 2008, troubled debt restructurings consisted of two loans, in an aggregate principal amount of $3.3 million, which continue to accrue interest and three loans in an aggregate principal amount of $824,000 that were included in the nonaccrual balances at September 30, 2008. At December 31, 2007 troubled debt restructurings still accruing interest totaled $300,000.

Earnings Per Share (“EPS”)

Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that would occur if stock options or other contracts to issue common stock were exercised or converted into shares of common stock which would share in our earnings. For the three and nine month periods ended September 30, 2008, stock options to purchase 1,006,644 and 530,943 shares, respectively, were not considered in computing diluted earnings per common share because they were antidilutive.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.-)

2. Significant Accounting Policies (Cont.-)

The following table shows how we computed basic and diluted EPS for the three and nine month periods ended September 30, 2008 and 2007.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands, except earnings per share data)	2008	2007	2008	2007
Net income available for common shareholders (A)	$354	$1,431	$525	$4,568

Weighted average outstanding shares of common stock (B)	10,475	10,466	10,482	10,397
Dilutive effect of employee stock options and warrants	4	440	113	471

Common stock and common stock equivalents (C)	10,479	10,906	10,595	10,868

Earnings per share:
Basic (A/B)	$0.03	$0.14	$0.05	$0.44
Diluted (A/C)	$0.03	$0.13	$0.05	$0.42

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.-)

2. Significant Accounting Policies (Cont.-)

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 162, or SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. SFAS No. 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The Company does not expect the adoption of this statement to have a material effect on its consolidated financial statements.

In October, 2008, the FASB issued Staff Position 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is not Active,” (FSP 157-3). FSP 157-3 clarifies the application of SFAS 157, “Fair Value Measurements,” in a market that is not active. This FSP is effective upon issuance, including prior periods for which financial statements have not been issued. The Company will use existing techniques when valuing our level 3 assets, which we feel are appropriate and accurately reflect fair value as of the financial statement date.

Commitments and Contingencies

To meet the financing needs of our customers in the normal course of business, we are a party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements. At September 30, 2008, loan commitments and letters of credit totaled $213 million and $7 million, respectively. The contractual amount of a credit-related financial instrument such as a commitment to extend credit, a credit-card arrangement or a letter of credit represents the amounts of potential accounting loss should the commitment be fully drawn upon, the customer default, and the value of any existing collateral securing the customer’s payment obligation become worthless.

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

In the ordinary course of business, we are subject to legal actions normally associated with financial institutions. At September 30, 2008, we were not a party to any pending legal action that is expected to be material to our consolidated financial condition or results of operations.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.-)

3. Stock-Based Employee Compensation Plans (Cont.-)

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

In December 2004, FASB issued SFAS No. 123(R), “Share-Based Payment“, which requires companies or other organizations that grant stock options or other equity compensation awards to employees to recognize, in their financial statements, the fair value of those options and shares as compensation cost over their respective service (vesting) periods. In the case of the Company, SFAS No. 123(R) became effective January 1, 2006 and, as of that date, we adopted the fair value recognition provisions of SFAS No. 123(R), using the modified-prospective-transition method. Under this transition method, equity compensation expense includes: (a) compensation expense for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on their grant date fair values estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on their grant date fair values estimated in accordance with the provisions of SFAS No. 123(R). Since stock-based compensation that is recognized in the statement of income is to be determined based on the equity compensation awards that we expect will ultimately vest, that compensation expense has been reduced for estimated forfeitures of unvested options that typically occur due to terminations of employment of optionees. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods in the event actual forfeitures differ from those estimates. For purposes of determining stock-based compensation expense for the quarter ended September 30, 2008, we estimated no forfeitures of options held by the Company’s directors and all other forfeitures to be 21% of the unvested options issued.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.-)

3. Stock-Based Employee Compensation Plans (Cont.-)

The fair values of the options that were outstanding under the 1999, 2004 and 2008 Plans were estimated as of their respective dates of grant using the Black-Scholes option-pricing model. The following table summarizes the weighted average assumptions used for grants in the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
Assumptions with respect to:	2008	2007	2008	2007
Expected volatility	30%	28%	30%	29%
Risk-free interest rate	3.74%	5.01%	3.53%	4.81%
Expected dividends	0.26%	1.07%	0.66%	1.19%
Expected term (years)	6.9	6.5	6.9	6.5
Weighted average fair value of options granted during period	$1.43	$4.92	$1.84	$5.09

The following tables summarize the share option activity under the Company’s 1999, 2004 and 2008 Plans during the nine month periods ended September 30, 2008 and 2007, respectively. No options or other equity grants have been made to date under the 2008 Plan.

	Nine Months Ended September 30,
	2008		2007
	Number of Shares Subject to Options	Weighted- Average Exercise Price Per Share	Number of Shares Subject to Options	Weighted- Average Exercise Price Per Share
Outstanding—January 1,	1,133,139	$9.82	1,366,924	$9.11
Granted	17,500	7.53	41,800	14.64
Exercised	(66,062)	5.23	(247,535)	5.90
Forfeited/Canceled	(25,333)	13.81	(28,500)	17.11

Outstanding—September 30,	1,059,244	9.98	1,132,689	9.81

Options Exercisable—September 30,	911,180	$9.36	876,832	$8.66

The aggregate intrinsic values of options exercised during the nine months ended September 30, 2008 and 2007, were $225,000 and $2.1 million, respectively. Total fair values of vested options at September 30, 2008 and 2007, were $482,000 and $495,000, respectively.

	Options Outstanding as of September 30, 2008				Options Exercisable as of September 30, 2008
Range of Exercise Price	Vested	Unvested	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Shares	Weighted- Average Exercise Price
$ 4.00 – $5.99	2,500	—	$4.00	0.42	2,500	$4.00
$ 6.00 – $9.99	527,301	17,500	7.32	2.28	527,301	7.31
$10.00 – $12.99	290,292	30,308	11.22	5.39	290,292	11.22
$13.00 – $17.99	79,087	82,256	15.07	7.18	79,087	15.01
$18.00 – $18.84	12,000	18,000	18.09	7.34	12,000	18.09

	911,180	148,064	$9.98	4.11	911,180	$9.36

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.-)

3. Stock-Based Employee Compensation Plans (Cont.-)

The aggregate intrinsic values of options that were outstanding and exercisable under the 1999 and 2004 Plans at September 30, 2008, and 2007, were $641,000 and $6.2 million, respectively. A summary of the status of the unvested options as of December 31, 2007, and changes during the nine month period ended September 30, 2008, are set forth in the following table.

	Number of Shares Subject to Options	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2007	231,474	$5.74
Granted	17,500	1.84
Vested	(75,577)	5.46
Forfeited/Canceled	(25,333)	5.82

Unvested at September 30, 2008	148,064	$5.40

The aggregate amounts charged against income in relation to stock-based compensation awards were $155,000 and $465,000 for the three and nine months ended September 30, 2008, respectively. At September 30, 2008, compensation expense related to non-vested stock option grants were expected to be recognized in the respective amounts set forth in the table below:

Stock Based Compensation Expense
(In thousands)
Remainder of 2008	$153
For the year ended December 31,
2009	247
2010	114
2011	58
2012	13
2013	2

Total	$587

4. Employee Benefit Plan

The Company has established a Supplemental Retirement Plan (SERP) for its Chief Executive Officer. Net periodic benefit costs are charged to “employee benefits expense” in the consolidated statements of operations to recognize the Company’s expense in respect of that Plan. The components of net periodic benefit cost for the SERP are set forth in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands)		(In thousands)
Service cost	$46	$42	$138	$126
Interest cost	28	24	80	65
Expected return on plan assets	—	—	—	—
Amortization of prior service cost	4	4	11	12
Amortization of net actuarial loss	16	14	48	42

Net periodic SERP cost	$94	$84	$277	$245

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.-)

5. Income Taxes

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109,” (“FIN 48”) on January 1, 2007. We did not have any unrecognized tax benefits as of September 30, 2008 and September 30, 2007.

We file income tax returns with the U.S. federal government and the state of California. As of September 30, 2008, we were subject to examination by the Internal Revenue Service with respect to our U.S. federal tax returns for the 2005-2007 tax years. We were also subject to examination in California by the Franchise Tax Board for California, for the 2003-2007 tax years. We do not believe there will be any material changes in our unrecognized tax positions over the next 12 months.

Our policy is that we recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. We did not have any accrued interest or penalties associated with any unrecognized tax benefits, and no interest expense was recognized as a component of income tax expense during the nine months ended September 30, 2008 and 2007. Our effective tax rate differs from the federal statutory rate primarily due to the non-deductibility of certain expenses recognized for financial reporting purposes and state taxes.

6. Fair Value

We use fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Securities available for sale are recorded at fair value on a recurring basis. Additionally, from time to time, we may be required to record at fair value other assets on a nonrecurring basis, such as loans held for investment and certain other assets. These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets.

Fair Value Hierarchy. Under SFAS No. 157, we group assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.-)

6. Fair Value (Cont.-)

Impaired Loans. SFAS No. 157 applies to loans measured for impairment in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan”, including impaired loans measured at an observable market price (if available), and at the fair value of the loan’s collateral (if the loan is collateral dependent). The fair value of an impaired loan is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance for possible losses represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. When the fair value of the collateral is based on an observable market price or a current appraised value, we record the impaired loan at nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, we record the impaired loan at nonrecurring Level 3.

Foreclosed Assets. Foreclosed assets are adjusted to the lower of cost or fair value, less estimated costs to sell, at the time the loans are transferred to foreclosed assets. Subsequently, foreclosed assets are carried at the lower of carrying value or fair value, less estimated costs to sell. Fair value is determined on the basis of independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, we record the foreclosed asset at nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, we record the foreclosed asset at nonrecurring Level 3.

The following table shows the recorded amounts of assets measured at fair value on a recurring basis.

	At September 30, 2008 (in thousands)
	Total	Level 1	Level 2	Level 3
Assets at Fair Value:
Investment securities available for sale	$210,604	$1,752	$202,223	$6,629

The changes in Level 3 assets measured at fair value on a recurring basis are summarized in the following table:

Investment Securities Available for Sale (in thousands)
Balance of recurring Level 3 instruments at January 1, 2008	$8,436
Total gains or losses (realized/unrealized):
Included in earnings-realized	—
Included in earnings-unrealized	—
Included in other comprehensive income	(1,112)
Purchases, sales, issuances and settlements, net	(695)
Transfers in and/or out of Level 3	—

Balance of recurring Level 3 assets at September 30, 2008	$6,629

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.-)

6. Fair Value (Cont.-)

Assets Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market or that were recognized at a fair value below cost at the end of the period. Information regarding assets measured at fair value on a nonrecurring basis is set forth in the table below.

	At September 30, 2008 (in thousands)
	Total	Level 1	Level 2	Level 3
Assets at Fair Value:
Loans	$20,294	$—	$400	$19,894
Other assets(1)	5,957	—	5,957	—

Total	$26,251	$—	$6,357	$19,894

(1)	Includes foreclosed assets

7. Loans

The composition of the Company’s loan portfolio as of September 30, 2008 and December 31, 2007 is as follows:

	September 30, 2008		December 31, 2007
	Amount	Percent	Amount	Percent
	Unaudited
Commercial loans	$286,761	34.1%	$269,887	34.6%
Commercial real estate loans - owner occupied	193,388	23.0%	163,949	21.0%
Commercial real estate loans - all other	125,813	15.0%	108,866	14.0%
Residential mortgage loans - single family	63,125	7.5%	64,718	8.3%
Residential mortgage loans - multi-family	100,728	12.0%	92,440	11.9%
Construction loans	37,942	4.5%	47,179	6.1%
Land development loans	25,159	3.0%	25,800	3.3%
Consumer loans	7,385	0.9%	6,456	0.8%

Gross loans	840,301	100.0%	779,295	100.0%

Deferred fee (income) costs, net	(178)		(98)
Allowance for loan losses	(8,371)		(6,126)

Loans, net	$831,752		$773,071

Changes in the allowance for loan losses for the three months and six months ended September 30, 2008 and 2007 are as follows:

	For three months ended September 30		For nine months ended September 30
	2008	2007	2008	2007
Balance, beginning of period	$7,073	$6,029	$6,126	$5,929
Provision for loan losses	1,625	300	5,441	925
Net, amounts charged off	(327)	(773)	(3,196)	(1,298)

Balance, end of period	$8,371	$5,556	$8,371	$5,556

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Pacific Mercantile Bancorp is a bank holding company that owns all of the stock of Pacific Mercantile Bank (the “Bank”), which is a commercial bank that provides a full range of banking services to small and medium-size businesses and to professionals and the general public in Orange, Los Angeles, San Bernardino and San Diego counties, in Southern California. Substantially all of our operations are conducted and substantially all of our assets are owned by the Bank, which accounts for substantially all of our consolidated revenues, expenses and operating income,

The following discussion presents information about our consolidated results of operations for the three and nine month periods ended September 30, 2008 and 2007 and our consolidated financial condition, liquidity and capital resources at September 30, 2008 and should be read in conjunction with our interim consolidated financial statements and the notes thereto included elsewhere in this Report.

Forward-Looking Information

Statements contained in this Report that are not historical facts or that discuss our expectations, beliefs or views regarding our future operations or future financial performance, or financial or other trends in our business, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. Often, they include the words “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “project,” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could,” or “may.” The information contained in such forward-looking statements is based on current information and assumptions about future events over which we do not have control and our business is subject to a number of risks and uncertainties that could cause our financial condition or actual operating results in the future to differ significantly from our expected financial condition or operating results that are set forth in those statements. Certain of those risks and uncertainties are summarized below, in this Item 2 (under the caption “Risks that could Affect our Future Financial Performance”) and in Item 1A (entitled “Risk Factors”) in Part II of this report and those, as well as other, risks are discussed in detail in Item 1A in our Annual Report on Form 10-K for our fiscal year ended December 31, 2007. Readers of this report are urged to read the discussion of those risks below and the information contained in Item 1A of our 2007 10-K.

Due to those risks and uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements contained in this Report, which speak only as of the date of this Report, or to make predictions about future performance based solely on historical financial performance. We also disclaim any obligation to update forward-looking statements contained in this Report or in our 2007 10-K or any other prior filings with Securities and Exchange Commission.

Overview of Operating Results in the Three and Nine Months Ended September 30, 2008

The following table sets forth information regarding the interest income that we generated, the interest expense that we incurred, our net interest income, noninterest income, noninterest expense, and our net income and net income per share for the three and nine months ended September 30, 2008 and 2007.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008 Amounts	2007 Amounts	Percent Change	2008 Amounts	2007 Amounts	Percent Change
	(Unaudited) (Dollars in thousands, except per share data)
Interest income	$15,230	$18,057	(15.7)%	$46,262	$53,109	(12.9)%
Interest expense	8,246	9,964	(17.2)%	25,879	29,399	(12.0)%

Net interest income	$6,984	$8,093	(13.7)%	$20,383	$23,710	(14.0)%

Provision for loan losses	$1,625	$300	441.7%	$5,441	$925	488.2%

Net interest income after provision for loan losses	$5,359	$7,793	(31.2)%	$14,942	$22,785	(34.4)%
Noninterest income	$704	$369	90.8%	$2,589	$1,036	149.9%
Noninterest expense	$5,566	$5,864	(5.1)%	$16,955	$16,357	3.7%

Income before income tax	$497	$2,298	(78.4)%	$576	$7,464	(92.3)%

Net income	$354	$1,431	(75.3)%	$525	$4,568	(88.5)%
Net income per diluted share	$0.03	$0.13	(76.9)%	$0.05	$0.42	(88.1)%
Weighted average number of diluted shares	10,479,280	10,905,721	(3.9)%	10,595,249	10,867,763	(2.5)%

As the table above indicates, we generated net income of $354,000, or $0.03 per diluted share, in the three months ended September 30, 2008, as compared to net income of $1.4 million, or $0.13 per diluted share in the same three months of 2007. In the nine months ended September 30, 2008, we generated net income of $525,000, or $0.05 per diluted share, as compared to $4.6 million, or $0.42 per diluted share, in the same nine months of 2007.

These declines in net income were primarily attributable to (i) decreases of $1.1 million and $3.3 million in net interest income, and (ii) increases of $1.3 million and $4.5 million in the provisions made for loan losses, in the three and nine month periods ended September 30, 2008, respectively.

The decreases in net interest income and net income were primarily attributable to:

•	Declines in interest income of $2.8 million, or 15.7%, and $6.8 million, or 12.9%, respectively, in the three and nine month periods ended September 30, 2008, as a result of:

•

reductions of 325 basis points in interest rates by the Federal Reserve Board from September 30, 2007 to September 30, 2008 in response to the economic downturn, which led to decreases in prevailing interest rates that adversely affected the yields on our loans and other interest-earning assets and more than offset (i) declines in interest expense, consisting principally of interest paid on deposits, as a result of those same decreases in prevailing market rates of interest and (ii) the positive effect on interest income of increases in the volume of loans we made during these periods;

•

increases, of $8.7 million and $12.3 million, in the three and nine months ended September 30, 2008, in non-performing loans on which we ceased accruing interest income, that we attribute primarily to the worsening of economic conditions in the United States which made it more difficult for borrowers to meet their loan payment obligations; and

•

increases, both as a percentage of total deposits and in absolute dollars, in time deposits, which bear higher rates of interest than other types of deposits, in order to offset decreases in lower cost core deposits, as customers increased withdrawals of those deposits to fund their cash needs and to purchase, what they believed were more secure, U.S. Treasury securities, as a result of worsening economic conditions and the credit crisis.

•

Increases that we made in the provisions for loan losses, in both the three and nine months ended September 30, 2008, in order to increase our loan loss reserve at September 30, 2008 to $8.4 million, or 1.00% of the total loans then outstanding, from $6.1 million, or 0.79% of total loans outstanding at December 31, 2007, primarily due to an increase in non-performing loans and other non-performing assets to $26.2 million at September 30, 2008 from $8.4 million at December 31, 2007, which we attribute to the worsening of economic conditions.

Partially offsetting the declines in net interest income in both the three and nine months ended September 30, 2008, were increases in non-interest income of $335,000, or 91%, and $1.6 million, or 150%, respectively, due to gains recognized on sales of securities held for sale and increases in fees and service charges on deposit account transactions.

The following table indicates the impact of the decreases in our net interest income and the declines in earnings in the three and nine months ended September 30, 2008 have had on our net interest margin and certain other financial performance ratios:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
Net interest margin (1) (2)	2.56%	2.94%	2.52%	2.97%
Return on average assets (1)	0.13%	0.51%	0.06%	0.56%
Return on average shareholders’ equity (1)	1.51%	6.13%	0.74%	6.71%

(1)	Annualized.

(2)	Net interest income expressed as a percentage of total average interest earning assets.

To reduce our exposure to the worsening conditions in the real estate market, since the fourth quarter of 2007 we have reduced the volume of single family residential and real estate construction loans, while increasing the volume of commercial and business loans, in our loan portfolio. As a result, as of September 30, 2008, single family residential and real estate construction loans accounted for 12.0% of the loans in our loan portfolio, as compared to 15.5% at September 30, 2007.

We believe that these reductions in the volume of such real estate related loans, together with our actions in charging off non-performing loans and increasing the loan loss reserve, have improved the quality of our loan portfolio and, at the same time, has enhanced our ability to absorb additional loan losses that are inherent in our loan portfolio.

In addition, as of September 30, 2008, the ratio of the Bank’s total capital-to-risk weighted assets, which is the principal federal regulatory measure of the financial strength of banking institutions, was 11.2%, which exceeded the federal regulatory capital ratio required for the Bank to qualify as a “well-capitalized” banking institution, which is the highest of the capital standards established under federal banking regulations.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and general practices in the banking industry. Certain of those accounting policies are considered critical accounting policies, because they require us to make estimates and assumptions regarding circumstances or trends that could affect the value of those assets, such as, for example, assumptions regarding economic conditions or trends that could impact our ability to fully collect our loans or ultimately realize the carrying value of certain of our other assets. Those estimates and assumptions are made based on current information available to us regarding those economic conditions or trends or other circumstances. If changes were to occur in the events, trends or other circumstances on which our estimates or assumptions were based, or other unanticipated events were to happen that might affect our operating results, under GAAP it could become necessary to reduce the carrying values of the affected assets on our balance sheet. In addition, because reductions in the carrying value of assets are sometime effectuated by or require charges to income, such reductions also may have the effect of reducing our income.

Our critical accounting policies relate to the determination of our allowance for loan losses, the fair value of securities available for sale and the valuation of deferred tax assets.

Allowance for Loan Losses. The failure of borrowers to repay their loans is an inherent risk of the banking business. Therefore, like virtually all banks and other lending institutions, we follow the practice of maintaining reserves (often referred to as an allowance) against which we charge losses on the loans we make (the “allowance for loan losses”). The accounting policies and practices we follow in determining the sufficiency of that allowance require us to make judgments and assumptions about economic and market conditions and trends that can affect the ability of our borrowers to meet their loan payment obligations to us. Accordingly, we use historical loss factors, adjusted for current economic market conditions and other economic indicators, to estimate the potential losses inherent in our loan portfolio and assess the sufficiency of our allowance for loan losses. If unanticipated changes were to occur in those conditions or trends, such as those that occurred during the first nine months of 2008, actual loan losses could be greater than those predicted by those loss factors and our prior assessments of economic conditions and trends. In such an event, it could be necessary for us to increase the allowance for loan losses by means of a charge to income referred to in our financial statements as the “provision for loan losses.” Such an increase would reduce the carrying value of the loans on our balance sheet, and the additional provision for loan losses taken to increase that allowance would reduce our income in the period when it is determined that an increase in the allowance for loan losses is necessary. See the discussion in the subsections entitled “Results of Operations—Provision for Loan Losses” and “Financial Condition—Allowance for Loan Losses and Nonperforming Loans” below.

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

Utilization of Deferred Income Tax Benefits. The provision that we make for income taxes is based on, among other things, our ability to use certain income tax benefits available under state and federal income tax laws to reduce our income tax liability. As of September 30, 2008, the total of the unused income tax benefits (included in “Other Assets” in our consolidated balance sheet), available to reduce our income taxes in future periods was $7.9 million. Unless used, such tax benefits expire over time. Therefore, the realization of those benefits is dependent on our generating taxable income in the future in amounts sufficient to enable us to use those tax benefits prior to their expiration. We have made a judgment, based on historical experience and current and anticipated market and economic conditions and trends, that it is more likely than not that we will generate taxable income in future years sufficient to fully utilize those benefits before they expire. In the event that market or economic conditions or our results of operation were to change in a manner that would lead us to conclude that it would be less likely that those benefits could be fully utilized, it could become necessary for us to establish a valuation reserve to cover any potential loss of those tax benefits by increasing the provision we make for income taxes, which would have the effect of reducing our net income in the period when that valuation reserve is established.

Utilization of Current Income Tax Receivable. As of September 30, 2008 we had a current net income tax receivable of $874,000 generated by (i) a $734,000 receivable for 2007 income tax, and (ii) $140,000 of estimated overpayments of taxes for 2008.

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

The following table sets forth our interest income, interest expense and net interest income (in thousands of dollars) and our net interest margin in the three and nine months ended September 30, 2008 and 2007, respectively:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008 Amount	2007 Amount	Percent Change	2008 Amount	2007 Amount	Percent Change
	(Unaudited)			(Unaudited)
Interest income	$15,230	$18,057	(15.7)%	$46,262	$53,109	(12.9)%
Interest expense	8,246	9,964	(17.2)%	25,879	29,399	(12.0)%

Net interest income	$6,984	$8,093	(13.7)%	$20,383	$23,710	(14.0)%

Net interest margin	2.56%	2.94%		2.52%	2.97%

As the table above indicates, our net interest income decreased by $1.1 million, or 14%, in the third quarter of 2008, and by $3.3 million, or 14%, in the nine months ended September 30, 2008, as compared to the same respective periods of 2007. Those decreases were primarily attributable to decreases in interest income of $2.8 million, or 16%, and $6.8 million, or 13%, respectively, in the three and nine month periods of 2008. Those decreases in interest income more than offset decreases in interest expense of $1.7 million, or 17%, and $3.5 million, or 12%, respectively, in the three and nine month periods ended September 30, 2008 over the respective corresponding periods of 2007.

The decreases in interest income in the three and nine months ended September 30, 2008, were due primarily (i) to a 325 basis points decline in prevailing market rates of interest, which we believe was primarily the result of reductions, commenced in September 2007, in the federal funds rate implemented by the Federal Reserve Board in response to the economic downturn, and (ii) increases in non-performing loans on which we ceased accruing interest income. Those decreases were partially offset by the positive effects on our interest income of increases, in the three and nine months ended September 30, 2008, of $70 million and $57 million, respectively, in average loans outstanding, which generate higher yields than other earning assets. We used lower-yielding federal funds and proceeds from the sale of securities available for sale, along with Federal Home Loan Bank (FHLB) borrowings, to fund those increases in loans.

The decreases in interest expense during the three and nine month periods ended September 30, 2008 were primarily attributable to the aforementioned decreases in prevailing market rates of interest, which enabled us to reduce interest rates on interest bearing deposits, partially offset by increases in the volume of interest-bearing deposits and a change in the mix of our deposits to a greater proportion of time deposits which bear higher rates of interest than other types of deposits. The increase in the proportion of time deposits was necessitated by a decrease in the volume of demand and savings and money market deposits, which we believe was due to (i) the worsening of economic conditions in the United States which has led consumers to make greater use of their savings to pay on-going expenses, (ii) downsizing by businesses which has led to reductions in balances in business transaction accounts and (iii) more recently, the loss in confidence by consumers and investors in banks, which led to a shift of funds out of banks to treasury securities.

Due primarily to the decline in prevailing market rates of interest, our net interest margin decreased by 38 basis points to 2.56% in the three months ended September 30, 2008, from 2.94% in the same period of 2007, and by 45 basis points to 2.52% in the nine months ended September 30, 2008, from 2.97% in the same nine months ended September 30, 2007. In the three months ended September 30, 2008, the yield on interest-earning assets declined to 5.61% from 6.57% in the same period of 2007, which more than offset a decline in the average interest rate paid on interest bearing liabilities to 3.90%, from 4.78% in the same three month period of 2007. Similarly, in the nine months ended September 30, 2008, the average rate of interest earned on average earning assets decreased to 5.73%, from 6.66% in the same nine month period of 2007, and was only partially offset by a decrease in the average interest rate paid on interest bearing deposits to 3.94%, from 4.57% in the same period of 2007. The decreases in net interest margin also reflect timing differences in the impact that the declines in market rates of interest have on our interest income and interest expense. Those declines resulted in automatic decreases in the interest rates on our adjustable rate loans, whereas the impact of those declines on the interest we paid on deposits has been more gradual primarily as a result of the maturity schedule of our time deposits.

Average Balances

Information Regarding Average Assets and Average Liabilities

The following table sets forth information regarding our average balance sheet, yields on interest earning assets, interest expense on interest-bearing liabilities, the interest rate spread and the interest rate margin for the three months ended September 30, 2008 and 2007.

	Three Months Ended September 30,
	2008			2007
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
	(Unaudited)
Interest earning assets:
Short-term investments(1)	$38,526	$179	1.85%	$109,456	$1,387	5.03%
Securities available for sale and stock(2)	228,814	2,595	4.51%	237,731	2,718	4.54%
Loans	813,514	12,456	6.09%	743,916	13,952	7.44%

Total earning assets	1,080,854	15,230	5.61%	1,091,103	18,057	6.57%
Noninterest earning assets	35,681			27,797

Total Assets	$1,116,535			$1,118,900

Interest-bearing liabilities:
Interest-bearing checking accounts	$20,100	27	0.54%	$23,568	42	0.71%
Money market and savings accounts	117,818	511	1.72%	160,558	1,455	3.60%
Certificates of deposit	450,079	4,969	4.39%	413,594	5,411	5.19%
Other borrowings	239,835	2,499	4.15%	209,951	2,624	4.96%
Junior subordinated debentures	17,682	240	5.40%	19,367	432	8.85%

Total interest-bearing liabilities	845,514	8,246	3.90%	827,038	9,964	4.78%

Noninterest-bearing liabilities	178,177			199,371

Total Liabilities	1,023,691			1,026,409
Shareholders’ equity	92,844			92,491

Total Liabilities and Shareholders’ Equity	$1,116,535			$1,118,900

Net interest income		$6,984			$8,093

Interest rate spread			1.71%			1.79%

Net interest margin			2.56%			2.94%

(1)	Short-term investments consist of federal funds sold and interest bearing deposits with financial institutions.

(2)	Stock consists of Federal Home Loan Bank Stock and Federal Reserve Bank Stock.

The following table sets forth information regarding our average balance sheet, yields on interest earning assets, interest expense on interest-bearing liabilities, the interest rate spread and the interest rate margin for the nine months ended September 30, 2008 and 2007.

	Nine Months Ended September 30,
	2008			2007
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
	(Unaudited)
Interest earning assets:
Short-term investments(1)	$47,923	$803	2.24%	$82,116	$3,145	5.12%
Securities available for sale and stock(2)	233,609	7,877	4.50%	243,828	8,342	4.57%
Loans	796,929	37,582	6.30%	739,797	41,622	7.52%

Total earning assets	1,078,461	46,262	5.73%	1,065,741	53,109	6.66%
Noninterest earning assets	33,004			28,033

Total Assets	$1,111,465			$1,093,774

Interest-bearing liabilities:
Interest-bearing checking accounts	$19,555	81	0.56%	$22,617	123	0.73%
Money market and savings accounts	140,495	2,230	2.12%	149,632	3,958	3.54%
Certificates of deposit	431,661	15,148	4.69%	399,720	15,463	5.17%
Other borrowings	229,607	7,633	4.44%	221,341	8,251	4.98%
Junior subordinated debentures	17,682	787	5.95%	24,983	1,604	8.58%

Total interest-bearing liabilities	839,000	25,879	4.11%	818,293	29,399	4.80%

Noninterest-bearing liabilities	177,177			184,422

Total Liabilities	1,016,177			1,002,715
Shareholders’ equity	95,288			91,059

Total Liabilities and Shareholders’ Equity	$1,111,465			$1,093,774

Net interest income		$20,383			$23,710

Interest rate spread			1.62%			1.86%

Net interest margin			2.52%			2.97%

(1)	Short-term investments consist of federal funds sold and interest bearing deposits with financial institutions.

(2)	Stock consists of Federal Home Loan Bank Stock and Federal Reserve Bank Stock.

The following table sets forth the changes in interest income, including loan fees, and interest paid in the three and nine month periods ended September 30, 2008, as compared to the same periods in 2007, and the extent to which those changes were attributable to changes in the volume of and rates of interest earned on interest-earning assets and the volume of and interest paid on interest-bearing liabilities.

	Three Months Ended September 30, 2008 vs 2007 Increase (decrease) due to:			Nine Months Ended September 30, 2008 vs 2007 Increase (decrease) due to:
	Volume(1)	Rate(1)	Total	Volume(1)	Rate(1)	Total
	(Unaudited)			(Unaudited)
	(Dollars in thousands)			(Dollars in thousands)
Interest income:
Short-term investments(2)	$(612)	$(596)	$(1,208)	$(995)	$(1,347)	$(2,342)
Securities available for sale and stock	(108)	(15)	(123)	(340)	(125)	(465)
Loans	1,208	(2,704)	(1,496)	3,061	(7,101)	(4,040)

Total earning assets	488	(3,315)	(2,827)	1,726	(8,573)	(6,847)
Interest expense:
Interest-bearing checking accounts	(6)	(9)	(15)	(15)	(27)	(42)
Money market and savings accounts	(320)	(624)	(944)	(229)	(1,499)	(1,728)
Certificates of deposit	443	(885)	(442)	1,190	(1,505)	(315)
Borrowings	341	(466)	(125)	302	(920)	(618)
Junior subordinated debentures	(35)	(157)	(192)	(398)	(419)	(817)

Total interest-bearing liabilities	423	(2,141)	(1,718)	850	(4,370)	(3,520)

Net interest income	$65	$(1,174)	$(1,109)	$876	$(4,203)	$(3,327)

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

The above table indicates that the decrease of $1.1 million in our net interest income in the three months ended September 30, 2008, as compared to the like period of 2007, was primarily the result of a $1.2 million decrease in rate variance, which more than offset an increase of $65,000 in interest income attributable to an increase in loan volume during that three month period. The increase in volume variance reflects the change in mix of our earning assets from lower yielding short-term investments and securities available for sale to higher yielding loans partially offset by an increase in interest bearing liabilities of $19 million. This decline in rate variance was the result of a decrease in interest rates on average earning assets of 96 basis points, somewhat offset by a decrease of 88 basis points in interest rates paid on interest bearing liabilities.

The decline of $3.3 million in net interest income in the nine months ended September 30, 2008, as compared to the same nine months of 2007, was due to a decrease in interest income that was primarily attributable to a decline in interest rates on interest earning assets. Those decreases were offset, somewhat, by decreases in the interest rates paid on interest-bearing assets. The decrease in rate variance in the nine months ended September 30, 2008 reflects a decrease in interest rates on average interest-earning assets of 93 basis points, somewhat offset by a decrease in interest rates on average interest-earning liabilities of 69 basis points.

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

The amount of the allowance for loan losses is increased periodically (i) to replenish the allowance after it has been reduced due to loan charge-offs, (ii) to reflect changes in the volume of outstanding loans, and (iii) to take account of changes in the risk of loan losses due to a deterioration in the condition of borrowers or in the value of property securing non–performing loans or adverse changes in economic conditions. See “—Financial Condition—Allowance for Loan Losses and Nonperforming Loans” below in this Section of this Report. Increases in the allowance are made through a charge, recorded as an expense in the statement of operations, referred to as the “provision for loan losses.” Recoveries of loans previously charged-off are added back to the allowance and, therefore, have the effect of increasing the allowance and reducing the amount of the provision that might otherwise have had to be made to replenish or increase the allowance.

During the three and nine months ended September 30, of 2008, we made provisions of $1.6 million and $5.4 million, respectively, for potential loan losses, as compared to $300,000 and $925,000, respectively, in the corresponding periods of 2007. Those increases were made (i) to replenish the loan loss reserve following net loan charge-offs of $327,000 and $3.2 million, respectively, during those three and nine month periods of 2008, and (ii) to increase the loan loss reserve to provide for the increase in non-accrual loans during the first nine months of 2008. The increases in non-accrual loans, which totaled $20.3 million as of September 30, 2008, as compared to $6.2 million at September 30, 2007, were primarily attributable to the worsening economic conditions and the credit crisis in the United States.

As a result of the provisions made in this year’s third quarter, the allowance for loan losses totaled $8.4 million, or 1.00% of loans outstanding, as of September 30, 2008, as compared to $6.1 million, or 0.79% of loans outstanding, at December 31, 2007.

We employ economic models that are based on bank regulatory guidelines, industry standards and historical loss experience to evaluate and determine both the sufficiency of the allowance for loan losses and the amount of the provisions that are required to be made for potential loan losses. Those determinations involve judgments about trends in current economic conditions and other events that can affect the ability of borrowers to meet their loan obligations to us. The duration and effects of current economic trends, such as the current economic downturn, are subject to a number of risks and uncertainties and changes that are outside of our ability to control. See the discussion below in this section under the caption “Risks That Could Affect Our Future Financial Performance—We could incur losses on the loans we make.” If changes in economic or market conditions or unexpected subsequent events were to occur, it could become necessary for us to incur additional charges to increase the allowance for loan losses (as we have done in the three and nine months ended September 31, 2008), which would have the effect of reducing our income.

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

Noninterest Income

Noninterest income consists primarily of fees charged for services provided by the Bank on deposit account transactions and gains on sales of assets, consisting primarily of securities available for sale. The following table identifies the components (in thousands of dollars) of, and sets forth the percentage changes in, noninterest income in the three and nine months ended September 30, 2008, as compared to the same respective periods of 2007.

	Three Months Ended September 30,			Nine Months Ended September 30,
	Amount		Percentage Change 2008 vs. 2007	Amount		Percentage Change 2008 vs. 2007
	2008	2007		2008	2007
	Unaudited			Unaudited
Service fees on deposits	$326	$140	132.9%	$823	$431	91.0%
Net gains on sales of securities available for sale	127	—	N/M	1,259	—	N/M
Gain (loss) on sale of other real estate owned	—	—	N/M	(40)	—	N/M
Other	251	229	9.6%	547	605	(9.6%)

Total	$704	$369	90.8%	$2,589	$1,036	149.9%

The increase in non-interest income for the three months ended September 30, 2008, as compared to the same period in 2007, was primarily the result of an $186,000 increase in service fees on deposit account transactions and $127,000 gain on sales of securities available for sale. The increase in non-interest income for the nine months ended September 30, 2008, as compared to the same period in 2007, was primarily the result of (i) a $1.3 million gain recognized, during the first quarter of 2008, on sales of securities available for sale, which were made to reposition our portfolio of such securities as part of our overall management of the mix and matching of maturities and repricing of our assets and liabilities, and (ii) a $392,000 increase in fees and service charges on deposit account transactions.

Noninterest Expense

The following table compares the amounts (in thousands of dollars) of the principal components of noninterest expense in the three and nine months ended September 30, 2008 and in the same three and nine month periods of 2007.

	Three Months Ended September 30,			Nine Months Ended September 30,
	Amount		Percentage Change 2008 vs. 2007	Amount		Percentage Change 2008 vs. 2007
	2008	2007		2008	2007
	Unaudited (Dollars in thousands)			Unaudited (Dollars in thousands)
Salaries and employee benefits	$3,226	$2,919	10.5%	$9,348	$8,694	7.5%
Occupancy	685	670	2.2%	2,064	2,036	1.4%
Equipment and depreciation	252	313	(19.5)%	818	954	(14.3)%
Data processing	161	183	(12.0)%	511	506	1.0%
Professional fees	249	269	(7.4)%	831	669	24.2%
Customer expense	121	167	(27.5)%	369	512	(27.9)%
FDIC insurance	166	166	—	478	409	16.9%
Amortization of debt issuance cost	4	457	(99.1)%	10	486	(97.9)%
Other real estate owned expense	65	—	N/M	494	—	N/M
Other operating expense(1)	637	720	(11.5)%	2,032	2,091	(2.8)%

Total	$5,566	$5,864	(5.1)%	$16,955	$16,357	3.7%

(1)	Other operating expenses primarily consist of telephone, stationery and office supplies, regulatory, and investor relations expenses, and insurance premiums, postage, and correspondent bank fees.

Noninterest expenses declined by $298,000, or 5%, in the three months ended September 30, 2008 because, in the corresponding three months of 2007, we recognized a $457,000 non-cash charge to amortize debt issuance costs related to the early redemption of $10.3 million of junior subordinated debentures, whereas such charges totaled only $4,000 in the three months ended September 30, 2008. That reduction in debt amortization costs was partially offset by a $307,000 increase in salaries and related expenses due to the addition of commercial loan officers during first nine months of 2008, as part of our initiative to increase commercial loans and decrease single family real estate and real estate construction loans. In the nine months ended September 30, 2008, noninterest expense increased by $598,000, or 4%, primarily as a result of (i) an increase of $654,000 in salaries and related expenses due primarily to the addition of loan officers; (ii) an increase of $494,000 in other real estate owned (OREO) expense; and (iii) an increase of $162,000 in professional fees, which were partially offset by the fact that the non-cash charge for the amortization of debt issuance costs totaled only $10,000 in the first nine months of 2008 as compared to $486,000 in the same nine months of 2007.

Due to the decline in net interest income our efficiency ratio (non-interest expense as a percentage of total revenues) was 72% in the three months ended September 30, 2008, as compared to 69% in the same three months of 2007. In the nine months ended September 30, 2008, our efficiency ratio was 74%, as compared to 66% for the same nine months of 2007, due to the combined effects of the decline in net interest income and the increase in non-interest expense in the nine months ended September 30, 2007.

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

The table below sets forth information concerning our rate sensitive assets and liabilities at September 30, 2008. The assets and liabilities are classified by the earlier of maturity or repricing dates in accordance with their contractual terms. As described above, certain shortcomings are inherent in the method of analysis presented in this table.

	Three Months or Less	Over Three Through Twelve Months	Over One Year Through Five Years	Over Five Years	Non- Interest- Bearing	Total
	Unaudited (Dollars in thousands)
Assets
Interest-bearing deposits in other financial institutions	$99	$99	$—	$—	$—	$198
Investment in unconsolidated trust subsidiaries	—	—	—	682	—	682
Securities available for sale	15,017	28,893	88,823	77,871	—	210,604
Federal Reserve Bank and Federal Home Loan Bank stock	13,309	—	—	—	—	13,309
Federal funds sold	62,510	—	—	—	—	62,510
Loans, gross	363,232	124,258	271,806	80,827	—	840,123
Non-interest earning assets, net	—	—	—	—	39,885	39,885

Total assets	$454,167	$153,250	$360,629	$159,380	$39,885	$1,167,311

Liabilities and Shareholders Equity
Noninterest-bearing deposits	$—	$—	$—	$—	$169,753	$169,753
Interest-bearing deposits(1) (2)	230,374	312,655	77,916	—	—	620,945
Borrowings	34,719	69,000	145,000	—	—	248,719
Junior subordinated debentures	17,527	—	—	—	—	17,527
Other liabilities	—	—	—	—	16,532	16,532
Shareholders’ equity	—	—	—	—	93,835	93,835

Total liabilities and shareholders equity	$282,620	$381,655	$222,916	$—	$280,120	$1,167,311

Interest rate sensitivity gap	$171,547	$(228,405)	$137,713	$159,380	$(240,235)	$—

Cumulative interest rate sensitivity gap	$171,547	$(56,858)	$80,855	$240,235	$—	$—

Cumulative % of rate sensitive assets in maturity period	39%	52%	83%	97%	100%

Rate sensitive assets to rate sensitive liabilities and shareholders’ equity	161%	40%	162%	N/A	14%

Cumulative ratio	161%	91%	109%	127%	100%

(1)	Excludes Bancorp’s savings accounts totaling $21.8 million at September 30, 2008.

(2)	Excludes Bancorp’s certificate of deposit in the amount of $250,000, which matures within 9 months of September 30, 2008.

At September 30, 2008, our rate sensitive balance sheet was shown to be in a negative twelve-month gap position. This would imply that our net interest margin would decrease in the short–term if interest rates were to rise and would increase in the short-term if interest rates were to fall. However, as noted above, the extent to which our net interest margin will be impacted by changes in prevailing interests rates will depend on a number of factors, including how quickly rate sensitive assets and liabilities react to interest rate changes, the mix of our interest earning assets (loans versus other lower yielding interest earning assets, such as securities or federal funds sold) and the mix of our interest bearing deposits (between, for example, lower interest core deposits and higher cost time certificates of deposit) and our other interest bearing liabilities.

Financial Condition

Assets

Our total consolidated assets increased by $90 million to $1.167 billion at September 30, 2008 from $1.077 billion at December 31, 2007, as we used increases in deposits and borrowings during the nine months ended September 30, 2008 to fund increases in loans and federal funds sold.

The following table sets forth the composition of our interest earning assets (in thousands of dollars) at:

	September 30, 2008	December 31, 2007
	Unaudited
Federal funds sold	$62,510	$39,400
Interest-bearing deposits with financial institutions	198	198
Federal Reserve Bank and Federal Home Loan Bank Stock, at cost	13,309	12,662
Securities available for sale, at fair value	210,604	218,838
Loans (net of allowances of $8,371 and $6,126, respectively)	$831,752	$773,071

Loans

The following table sets forth, in thousands of dollars, the composition, by loan category, of our loan portfolio, at September 30, 2008 and December 31, 2007:

	September 30, 2008		December 31, 2007
	Amount	Percent	Amount	Percent
	Unaudited
Commercial loans	$286,761	34.1%	$269,887	34.6%
Commercial real estate loans - owner occupied	193,388	23.0%	163,949	21.0%
Commercial real estate loans - all other	125,813	15.0%	108,866	14.0%
Residential mortgage loans - single family	63,125	7.5%	64,718	8.3%
Residential mortgage loans - multi-family	100,728	12.0%	92,440	11.9%
Construction loans	37,942	4.5%	47,179	6.1%
Land development loans	25,159	3.0%	25,800	3.3%
Consumer loans	7,385	0.9%	6,456	0.8%

Gross loans	840,301	100.0%	779,295	100.0%

Deferred fee (income) costs, net	(178)		(98)
Allowance for loan losses	(8,371)		(6,126)

Loans, net	$831,752		$773,071

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

The following table sets forth, in thousands of dollars, the maturity distribution of our loan portfolio (excluding consumer and residential mortgage loans) at September 30, 2008:

	September 30, 2008
	One Year or Less	Over One Year through Five Years	Over Five Years	Total
	Unaudited
Real estate and construction loans(1)
Floating rate	$43,909	$28,165	$162,793	$234,867
Fixed rate	38,795	73,907	34,733	147,435
Commercial loans
Floating rate	80,338	25,140	7,190	112,668
Fixed rate	104,605	50,348	19,140	174,093

Total	$267,647	$177,560	$223,856	$669,063

(1)	Does not include mortgage loans on single and multi-family residences and consumer loans, which totaled $163.9 million and $7.4 million, respectively, at September 30, 2008.

Allowance for Loan Losses and Nonperforming Loans

Allowance for Loan Losses. The allowance for loan losses (the “Allowance”) at September 30, 2008 was $8.4 million, which represented approximately 1.00% of the loans outstanding at September 30, 2008, as compared to $6.1 million, or 0.79%, of the loans outstanding at December 31, 2007.

We carefully monitor changing economic conditions, the loan portfolio by category, the financial condition of borrowers, the historical performance of the loan portfolio, and we follow bank regulatory guidelines in determining the adequacy of the allowance. We believe that the allowance at September 30, 2008 was adequate to provide for losses inherent in the loan portfolio. However, as the volume of loans increases, additional provisions for loan losses will be required to maintain the allowance at adequate levels. Additionally, the allowance was established on the basis of assumptions and judgments regarding such matters as economic conditions and trends and the condition of borrowers, historical industry loan loss data and regulatory guidelines and, if there are changes in those conditions or trends, such as those that occurred during the first nine months of 2008, actual loan losses in the future could vary from the losses that were predicted on the basis of those earlier assumptions, judgments and guidelines. For example, if economic conditions were to deteriorate further, or interest rates were to increase significantly, which would have the effect of increasing the risk that borrowers would encounter difficulties meeting their loan payment obligations, it could become necessary to increase the allowance by means of additional provisions for loan losses. See “—Results of Operations—Provision for Loan Losses“ above.

Set forth below is a summary, in thousands of dollars, of the transactions in the allowance for loan losses for the nine months ended September 30, 2008 and the year ended December 31, 2007:

	Nine Months Ended September 30, 2008	Year Ended December 31, 2007
	Unaudited
Balance, beginning of period	$6,126	$5,929
Provision for loan losses	5,441	2,025
Net, amounts charged off	(3,196)	(1,828)

Balance, end of period	$8,371	$6,126

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

At September 30, 2008 and December 31, 2007, we had loans totaling $20.3 million and $8.0 million, respectively, that were classified as nonaccrual and impaired. The $20.3 million of nonaccrual loans at September 30, 2008 included $879,000 of loans with no delinquency issues and $5.6 million of loans less than 90 days delinquent. The $8.0 million of nonaccrual loans at December 31, 2007 included $324,000 of loans less than 90 days delinquent. The increase in nonperforming loans at September 30, 2008, as compared to December 31, 2007, was mainly attributable to four construction/development loans and one commercial real estate loan, in an aggregate amount of $16.1 million, which had become non-performing and were placed on nonaccrual status during the first nine months of 2008. We believe that all of these nonaccrual loans are well-collateralized and/or adequately reserved.

Loans delinquent 90 days or more totaled $15.8 million, of which $2.0 million is accruing interest, at September 30, 2008; whereas, as of September 30, 2007, $7.7 million of loans were delinquent 90 days or more, none of which were still accruing interest. The Bank had five troubled debt restructurings, of which there were two loans totaling $3.3 million that continued to accrue interest and three loans totaling $824,000 that were included in nonaccrual balances, at September 30, 2008. At December 31, 2007, the Bank had one loan for $300,000 as a troubled debt restructuring that was still accruing interest. For the nine months ended September 30, 2008, our average investment in impaired loans was $6.8 million. The interest that we would have earned during the three and nine months ended September 30, 2008, if the impaired loans had remained current in accordance with their original terms, was $538,000 and $959,000, respectively.

Other Nonperforming Assets

Other real estate owned (OREO) totaled $6.0 million at September 30, 2008 as compared to $425,000 at December 31, 2007. At September 30, 2008 there was one single family residence and two construction/development projects classified as other real estate owned. The OREO properties are currently listed for sale with unaffiliated real estate brokerage firms.

Deposits

Average Balances of and Average Interest Rates Paid on Deposits. Set forth below are the average amounts (in thousands of dollars) of, and the average rates paid on, deposits for the nine months ended September 30, 2008:

	Nine Months Ended September 30, 2008
	Unaudited
	Average Balance	Average Rate
Noninterest-bearing demand deposits	$159,475	—
Interest-bearing checking accounts	19,555	0.56%
Money market and savings deposits	140,495	2.12%
Time deposits	431,661	4.69%

Average total deposits	$751,186	3.10%

Deposit Totals. Deposits totaled $791 million at September 30, 2008 as compared to $747 million at December 31, 2007. At September 30, 2008, noninterest-bearing deposits totaled $170 million and represented 21% of total deposits, as compared to $188 million and 25% of total deposits at December 31, 2007. At September 30, 2008, certificates of deposit in denominations of $100,000 or more totaled $277 million and represented 35% of total deposits, as compared to $229 million and 31% of total deposits at December 31, 2007. We believe that the decline in noninterest bearing deposits was primarily attributable to the economic downturn. We increased the volume of the time certificates of deposits in order to offset, on a short-term basis, the decline in non-interest-bearing deposits and to provide additional funds primarily for loans.

Set forth below, in thousands of dollars, is a maturity schedule of domestic time certificates of deposit outstanding at September 30, 2008:

	At September 30, 2008
	Certificates of Deposit Under $100,000	Certificates of Deposit of $100,000 or More
	Unaudited
Maturities
Three months or less	$30,431	$71,772
Over three and through twelve months	146,316	166,311
Over twelve months	38,546	39,314

Total certificates of deposit	$215,293	$277,397

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

Our liquid assets, which included cash and due from banks, federal funds sold, interest earning deposits with financial institutions and unpledged securities available for sale (excluding Federal Reserve Bank and Federal Home Loan Bank stock) totaled $131 million, which represented 11.2% of total assets at September 30, 2008.

Cash Flow Provided by Operating Activities. Cash flow of $4.1 million was provided by operating activities during the nine months ended September 30, 2008.

Cash Flow Used in Investing Activities. In the nine months ended September 30, 2008, we used $102 million of cash generated by sales of securities and $31 million from maturities of and principal payments received on securities available for sale, primarily to fund $118 million in purchases of securities and $71 million to fund an increase in loans.

Cash Flow Provided by Financing Activities. Cash flow of $83 million was provided by financing activities during the nine months ended September 30, 2008, comprised of net increases of $40 million in borrowings and $44 million in deposits.

Ratio of Loans to Deposits. The relationship between gross loans and total deposits can provide a useful measure of a bank’s liquidity. Since repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loan-to-deposit ratio the less liquid are our assets. On the other hand, since we realize greater yields and higher interest income on loans than we do on investments, a lower loan-to-deposit ratio can adversely affect interest income and earnings. As a result, our goal is to achieve a loan-to-deposit ratio that appropriately balances the requirements of liquidity and the need to generate a fair return on assets. At September 30, 2008 and December 31, 2007 the ratios of loans-to-deposits were 106% and 104%, respectively.

Off Balance Sheet Arrangements

Loan Commitments and Standby Letters of Credit. In order to meet the financing needs of our customers, in the normal course of business we make commitments to extend credit and issue standby commercial letters of credit to or for our customers. At September 30, 2008 and December 31, 2007, we were committed to fund certain loans amounting to approximately $220 million and $237 million, respectively.

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

Contractual Obligations

Borrowings. As a source of additional funds that we have used primarily to fund loans and to purchase other interest earning assets, and to provide us with a supplemental source of liquidity, we have obtained long and short term borrowings from the Federal Home Loan Bank (the “FHLB”). As of September 30, 2008, we had $145 million of outstanding long-term borrowings, with maturities ranging from November 2009 to December 2010, and $91 million of outstanding short-term borrowings, with maturities ranging from October 2008 to September 2009 that we had obtained from the Federal Home Loan Bank. These borrowings, together with securities sold under agreements to repurchase, have a weighted-average annualized interest rate of 4.44%. By comparison, as of December 31, 2007, we had $118 million of outstanding long-term borrowings and $84 million of outstanding short-term borrowings that we had obtained from the Federal Home Loan Bank, which, together with the securities sold under agreements to repurchase, had a weighted-average annualized interest rate of 4.98%.

At September 30, 2008, U.S. agency and mortgage backed securities, U.S. Government agency securities and collateralized mortgage obligations with an aggregate fair market value of $151 million and $234 million of residential mortgage and other real estate secured loans were pledged to secure these Federal Home Loan Bank borrowings, repurchase agreements, local agency deposits, and treasury, tax and loan accounts.

The highest amount of borrowings that were outstanding at any month-end during the nine months ended September 30, 2008 consisted of $236 million of borrowings from the Federal Home Loan Bank and $13 million of overnight borrowings in the form of securities sold under repurchase agreements. During 2007, the highest amount of borrowings outstanding at any month-end consisted of $231 million of advances from the Federal Home Loan Bank and $10 million of overnight borrowings in the form of securities sold under repurchase agreements.

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

Set forth below are the respective principal amounts, in thousands of dollars, and certain other information regarding the terms, of the Debentures that remained outstanding as of September 30, 2008:

Original Issue Dates	Principal Amount	Interest Rate(1)	Maturity Date
September 2002	$7,217	LIBOR plus 3.40%	September 2032
October 2004	10,310	LIBOR plus 2.00%	October 2034

Total	$17,527

(1)	Interest rate resets quarterly.

These Debentures require quarterly interest payments. Subject to certain conditions, we have the right, at our discretion, to defer those interest payments for up to five years. However, we have no need and have no plans to exercise this deferral right.

Under the Federal Reserve Board rulings, the borrowings evidenced by the Debentures, which are subordinated to all of our other borrowings that are outstanding or which we may obtain in the future, are eligible (subject to certain dollar limitations) to qualify, and at September 30, 2008, all $17.5 million principal amount of those Debentures qualified as Tier I capital for regulatory purposes.

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

The following is a summary of the major components of securities available for sale and a comparison of the amortized cost, estimated fair values and gross unrealized gains and losses, in thousands of dollars, as of September 30, 2008 and December 31, 2007:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
		Unaudited
September 30, 2008
Securities Available For Sale:
US Agencies/Mortgage-backed securities	$178,341	$94	$(2,714)	$175,721
Collateralized mortgage obligations	11,216	2	(710)	10,508

Total government and agencies securities	189,557	96	(3,424)	186,229
Municipal securities	22,894	22	(2,208)	20,708
Asset backed securities	2,848	—	(906)	1, 942
Mutual fund	1,725	—	—	1, 725

Total Securities Available For Sale	$217,024	$118	$(6,538)	$210,604

December 31, 2007
Securities Available For Sale:
U.S. agencies and mortgage-backed securities	$174,370	$511	$(1,693)	$173,188
Collateralized mortgage obligations	18,885	—	(376)	18,509

Total government and agencies securities	193,255	511	(2,069)	191,697
Municipal securities	22,893	65	(417)	22,541
Asset backed securities	2,857	—	(5)	2,852
Mutual fund	1,748	—	—	1,748

Total Securities Available For Sale	$220,753	$576	$(2,491)	$218,838

At September 30, 2008, U.S. agencies and mortgage backed securities, U.S. Government agency securities and collateralized mortgage obligations with an aggregate fair market value of $151 million were pledged to secure Federal Home Loan Bank borrowings, repurchase agreements, local agency deposits and treasury, tax and loan accounts.

The amortized cost and estimated fair value, at September 30, 2008, of securities available for sale are shown, in thousands of dollars, in the following table, by contractual maturities and historical prepayments based on the prior nine months of principal payments. Expected maturities will differ from contractual maturities and historical prepayments, particularly with respect to collateralized mortgage obligations, because borrowers may react to interest rate market conditions differently than the historical prepayment rates.

	September 30, 2008 Maturing in
	One year or less		Over one year through five years		Over five years through ten years		Over ten years		Total
	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield
	(Dollars in thousands)
Securities available for sale(1):
U.S. Agencies/ Mortgage backed securities	$35,401	4.19%	$86,273	4.26%	$42,782	4.48%	$33,171	4.70%	$197,627	4.37%
Collateralized mortgage obligations	2,268	4.49%	4,220	4.55%	5,280	4.49%	—	—	11,768	4.51%
Municipal securities	—	—	—	—	3,130	4.10%	19,764	4.26%	22,894	4.24%
Asset backed securities	—	—	—	—	—	—	2,854	3.63%	2,854	3.63%
Total Securities Available for sale (1)	$37,669	4.20%	$90,493	4.27%	$51,192	4.46%	$55,789	4.49%	$235,143	4.36%

(1)	Mutual fund securities of $1.721 million are excluded from the above table, as they do not have stated maturity dates.

The table below shows as of September 30, 2008, the gross unrealized losses and fair values (in thousands of dollars) of our investments, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	Securities With Unrealized Loss as of September 30, 2008
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
(Dollars In thousands)	Unaudited
US agencies and mortgage backed securities	$125,197	$(2,129)	$25,025	$(584)	$150,222	$(2,713)
Collateralized mortgage obligations	2,992	(192)	7,048	(518)	10,040	(710)
Asset backed securities	1,941	(907)	—	—	1,941	(907)
Municipal securities	18,556	(1,980)	1,105	(228)	19,661	(2,208)

Total temporarily impaired securities	$148,686	$(5,208)	$33,178	$(1,330)	$181,864	$(6,538)

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

The following table sets forth the capital and capital ratios of the Company (on a consolidated basis) and the Bank (on a stand alone basis) at September 30, 2008, as compared to the respective minimum regulatory requirements applicable to them.

			Applicable Federal Regulatory Requirement
	Actual		Capital Adequacy Purposes		To be Categorized Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total Capital to Risk Weighted Assets:
Company	$123,324	13.6%	$72,349	At least 8.0%	N/A	N/A
Bank	99,832	11.2%	71,573	At least 8.0%	$89,466	At least 10.0%
Tier 1 Capital to Risk Weighted Assets:
Company	$114,659	12.7%	$36,174	At least 4.0%	N/A	N/A
Bank	91,204	10.2%	35,787	At least 4.0%	$53,680	At least 6.0%
Tier 1 Capital to Average Assets:
Company	$114,659	10.2%	$44,780	At least 4.0%	N/A	N/A
Bank	91,204	8.2%	44,716	At least 4.0%	$55,895	At least 5.0%

At September 30, 2008 the Bank (on a stand-alone basis) continued to qualify as a well-capitalized institution, and the Company continued to exceed the minimum required capital ratios, under the capital adequacy guidelines described above. In the quarter ended September 30, 2008 the Company made a $2.0 million capital contribution to the Bank, thereby increasing its total capital and Tier 1 capital.

The consolidated total capital and Tier 1 capital of the Company, at September 30, 2008, include an aggregate of $17.5 million principal amount of Junior Subordinated Debentures that we issued in 2002 and 2004 in connection with the sale of trust preferred securities. We contributed all $17.5 million to the Bank, thereby increasing its total capital and Tier 1 capital.

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

It continues to be the policy of the Board to retain earnings to support future growth and, at the present time, there are no plans to declare any additional cash dividends, at least until economic conditions improve. However, the Board of Directors intends from time to time to consider the advisability of paying additional dividends in the future. Any such decision will be based on a number of factors, including the Company’s future financial performance, its available cash resources and any competing needs for cash that the Company may have and prevailing economic and market conditions.

Share Repurchase Programs. In September 2005, our Board of Directors concluded that, at prevailing market prices, the Company’s shares represented an attractive investment opportunity and, therefore, that repurchases of Company shares would be a good use of Company funds. As a result, the Board of Directors approved a share repurchase program (the “2005 Share Repurchase Program”), which authorized the Company to purchase up to two percent (2%) of the Company’s outstanding common shares, which approximates 200,000 shares in total.

For the same reasons, in October 2008 the Board of Directors adopted a new share repurchase program which authorizes purchases by the Company of up to $2 million of our common shares, in addition to the shares that may still be purchased under the 2005 Share Repurchase Program.

Pursuant to these two programs, share purchases may be made in the open market or in private transactions, in accordance with applicable Securities and Exchange Commission rules, when opportunities become available to purchase shares at prices believed to be attractive. The Company is under no obligation to repurchase shares under either of these share repurchase programs and the timing, actual number and value of shares that are repurchased by the Company will depend on a number of factors, including the Company’s future financial performance and available cash resources, competing uses for its corporate funds, prevailing market prices of its common stock and the number of shares that become available for sale at prices that the Company believes are attractive, as well as any regulatory requirements applicable to the Company.

Through September 30, 2008 the Company had purchased, under the 2005 Share Repurchase Program, a total of $105,354 of its shares of common stock, which includes 2,818 shares purchased in open market transactions in July 2008 for an aggregate purchase price of $20,000, or $7.00 per share.

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

•

affecting the financial capability of borrowers to meet their loan obligations, which could result in increases in loan losses that would require us to make additional provisions for possible loan losses and possibly acquire, through foreclosure, real properties securing some of our loans in an effort to minimize loan losses, causing us to incur additional expenses and resulting in reduced earnings; and

•

causing reductions in real property values that, due to our reliance on real property to secure many of our loans, could make it more difficult for us to prevent losses from being incurred on non-performing loans through the sale of such real properties.

National economic conditions and changes in Federal Reserve Board monetary policies could hurt our operating results

Our ability to sustain profitability is substantially dependent on our net interest income. Like most banking organizations and other depository institutions, our net interest income is affected by a number of factors outside of our control, including changes in market rates of interest that occur from time to time as a result of changes in national economic conditions, and changes by the Federal Reserve Board in its monetary policies in response to threats of increased inflation, a slowing of economic growth or the on-set of recessionary conditions. For example, interest rate reductions by the Federal Reserve Board or a slowing of the economy can result in decreases in the interest we can earn on loans and other interest-earning assets, as occurred during the quarter and nine months ended September 30, 2008. Also, our net interest margin and net interest income could decline if we are not able, in response to such conditions, to reduce the interest rates we must pay on deposits and other interest-bearing liabilities to the same extent as we are required to reduce the rates we are able to charge on the loans we make. Adverse changes in economic conditions also could cause (i) potential borrowers to fail to qualify for our loan products and reduce loan demand, thereby reducing our net interest margins and our net interest income and (ii) increases in loan defaults which could result in an increase in loan losses and could require us to increase the provisions we must make for possible loan losses, which would reduce our income.

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

Expansion of existing financial centers might not achieve expected growth or increases in profitability

We have grown substantially during the nine years since our inception by (i) opening new financial centers in population centers, and (ii) adding loan officers and other banking professionals at our existing financial centers, with the objective of attracting additional customers including, in particular, small to medium size businesses, that will add to our profitability. We intend to continue that growth strategy. However, there is no assurance that we will continue to be successful in achieving this objective. Implementation of this strategy will require us to incur expenses in establishing new financial centers or adding banking professionals, long before we are able to attract, and with no assurance that we will succeed in attracting, a sufficient number of new customers that will enable us to generate the revenues needed to increase our profitability. As a result, our earnings could decline if we are unable to successfully implement this strategy.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures in effect as of September 30, 2008. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2008, our disclosure controls and procedures were effective to provide reasonable assurance that material information, relating to the Company and its consolidated subsidiaries, required to be included in our Exchange Act reports, such as this Quarterly Report on Form 10-Q, is made known to management, including the Chief Executive Officer and Chief Financial Officer, on a timely basis.

There were no changes in our internal control over financial reporting that occurred during the quarter or nine months ended September 30, 2008 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The downturn in the economy during the first nine months of 2008 has led to increases in unemployment, business failures, declining real estate values and increases in real estate mortgage foreclosures and defaults on other types of loans. These conditions, coupled with reductions in interest rates by the Federal Reserve Board in an effort to prevent economic conditions from worsening, led to a decline in our net interest income and net income in the three and nine months ended September 30, 2008 and there are no assurances that these conditions will not continue to adversely affect our operating results in the future.

During the third quarter of 2008, further increases in mortgage loan foreclosures, coupled with declining real estate values and uncertainties regarding the severity and duration of the economic recession, led to a severe tightening of available credit and to the failure or sale of a number of prominent investment banks and commercial banks which, among other things, created fears about the safety of bank deposits. As a result, despite the fact that deposits are federally insured, we saw many depositors begin to withdraw deposits from their banks. In some cases, these withdrawals were made by customers, facing declines in their income, to fund their cash needs. However, in other cases, the withdrawals were made to purchase U.S. Treasury securities, because many bank customers had come to believe that such securities were now safer than bank deposits. Although these conditions have not had a material adverse effect on the financial strength of the Company or the Bank, like most other banks, during the third quarter of 2008 we experienced increased deposit withdrawals by our customers from non-interest bearing demand and transaction accounts and lower cost, interest-bearing savings and money market deposit accounts (“core deposits”). Therefore, it became necessary for us to increase the volume of our time certificates of deposit and our borrowings that bear higher rates of interest than other types of deposits. As a result, our interest expense increased and contributed to decreases in our net interest income and earnings for the three and nine months ended September 30, 2008.

To increase confidence in the banking system, the FDIC has temporarily increased the insurance it provides for bank deposits generally, from $100,000 to $250,000 per depositor. More recently the FDIC announced that it will begin insuring 100% of deposits in noninterest bearing transaction accounts, at least until December 31, 2009. Although we believe that these actions will ease the fears that led many bank customers to withdraw funds from their deposit accounts, there is no assurance that we or other federally insured banks will succeed in attracting additional core deposits in amounts that will enable us to reduce our current need for higher cost time deposits and borrowings, at least until economic conditions improve. As a result, our cost of funds may continue to be higher than in prior years, which could adversely affect our net interest income and earnings in the future.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchases

The following table sets forth information regarding our share repurchases in each of the months during the quarter ended September 30, 2008.

	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Remaining Shares that May Yet Be Purchased Under the Program
July 1 to July 31, 2008	2,818	$7.00	2,818	91,828
August 1 to August 31, 2008	—	$—	—	91,828
September 1 to September 30, 2008	—	$—	—	91,828

Total	2,818	$7.00	2,818

The above shares were purchased pursuant to a stock repurchase program that was publicly announced on July 28, 2005 and at that time authorized repurchases of up to approximately 200,000 of the Company’s shares, in open market and private transactions, in accordance with applicable rules of the Securities and Exchange Commission. This program does not have an expiration date. However, the Company may elect (i) to suspend share repurchases at any time or from time to time, or (ii) to terminate the program prior to the repurchase of all of the shares authorized for repurchase under this program. Accordingly, there is no assurance that any additional shares will be repurchased under this program. Through September 30, 2008 we had had purchased 105,354 shares under the program.

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

PACIFIC MERCANTILE BANCORP

Date: November 7, 2008	By:	/s/ NANCY A. GRAY
Nancy A. Gray, Chief Financial Officer

S-1

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

Exhibit 31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

E-1