Form 10-K
period 2008-12-31
PACIFIC MERCANTILE BANCORP
filed 2009-03-17
CIK 1109546

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

The aggregate market value of voting shares held by non-affiliates of registrant as of June 30, 2008, which was determined on the basis of the closing price of registrant’s shares on that date, was approximately $75,451,000.

As of March 3, 2009, there were 10,434,665 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Except as otherwise stated therein, Part III of the Form 10-K is incorporated by reference from the Registrant’s Definitive Proxy Statement which is expected to be filed with the Commission on or before April 29, 2009 for its 2009 Annual Meeting of Shareholders.

PACIFIC MERCANTILE BANCORP

ANNUAL REPORT ON FORM 10K

FOR THE YEAR ENDED DECEMBER 31, 2008

FORWARD LOOKING STATEMENTS

Statements contained in this Report that are not historical facts or that discuss our expectations, beliefs or views regarding our future operations or future financial performance, or financial or other trends in our business or markets, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. Often, they include the words “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “project,” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could,” or “may.” The information contained in such forward-looking statements is based on current information and assumptions about future events over which we do not have control and our business is subject to a number of risks factors that could cause our financial condition or actual operating results in the future to differ significantly from our expected financial condition or operating results that are set forth in those statements. See Item 1A “Risk Factors” in this report.

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

At December 31, 2008, our total assets, net loans, and total deposits had grown to $1.164 billion, $828 million and $822 million, respectively. Additionally, as of that date a total of approximately 11,000 deposit accounts were being maintained at the Bank by our customers, of which approximately 34% were business customers. Currently we operate eight full service commercial banking offices (which we refer to as “financial centers”) and an internet banking branch at www.pmbank.com. Due to the Bank’s internet presence, the Bank has customers who are located in 50 states and the District of Columbia, although the vast majority of our customers are located in Southern California.

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

According to data published by the FDIC, at December 31, 2008 there were approximately 154 commercial banks operating with banking offices located in the counties of Los Angeles, Orange, San Diego, Riverside and San Bernardino in Southern California. Of those commercial banks, 21 had assets in excess of $2 billion; 116 had assets under $500 million (which are often referred to as “community banks”); 10 had assets between $500 million and $1 billion, and 7, including our Bank, had assets ranging between $1 billion and $2 billion. As a result, we believe that we are well-positioned to achieve further growth in Southern California.

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

•

We continue to review and analyze additional opportunities to further enhance our profitability including a possible return to business of originating single family mortgage loans that qualify for resale into the secondary mortgage market.

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

In 2001 we expanded our business to include the origination of single family residential mortgage loans that, for the most part, qualified for resale to long-term investors in the secondary residential mortgage market. In most instances, we funded those mortgage loans at the time of their origination and sold them to investors in the secondary market, generally within 30 days of funding. That business generated loan origination and processing fees for us, which were recorded as noninterest income.

In 2005, we decided to discontinue that mortgage loan origination business due to a number of factors, including (i) increases in the costs of operating that business, and (ii) changes in the mortgage market which we believed increased the risks of that business, including the expectation that interest rates would be rising, which would lead to a decline in the demand for such loans (in part because higher interest rates would make it more difficult for prospective borrowers to qualify for such loans), and what appeared to us to be a diminution in the credit quality of prospective borrowers seeking such loans and a resulting increase in sub-prime and other high-risk lending.

Although, due to adverse changes in the real estate market and the continuing economic recession, the demand for residential mortgage loans has significantly declined during the past two years. However, we expect that there will be an increase in home purchases in the coming months as prices for homes begin to stabilize and the economic recovery begins, with a corresponding increase in the demand for single family mortgage loans, and that the credit quality of prospective borrowers will be much improved, because credit underwriting standards are being tightened and sub-prime and other high-risk mortgage loan products have been discontinued. Accordingly, we believe that these changes in the mortgage market provide us with an opportunity to increase our revenues and profitability by re-entering the wholesale mortgage origination business.

If we decide to pursue this opportunity, we plan to do so in a conservative manner by, among other things, building on the experience we gained from our previous mortgage loan operations to structure this business to operate efficiently, hiring experienced mortgage loan officers with proven track records, and applying stringent underwriting standards when making credit decisions. Our plan would be to offer mortgage loan products initially consisting of government and agency-quality one-to-four family first mortgage loans and in most instances we would fund these loans at the time of origination and then sell them to investors in the secondary market within the succeeding 30 days.

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

Deposit Products

Deposits are a bank’s principal source of funds for making loans and acquiring other interest earning assets. Additionally, the interest expense that a bank must incur to attract and maintain deposits has a significant impact on its operating results. A bank’s interest expense, in turn, will be determined in large measure by the types of deposits that it offers to and is able to attract from its customers. Generally, banks seek to attract “core deposits” which consist of demand deposits that bear no interest and low cost interest-bearing checking, savings and money market deposits. By comparison, time deposits (also sometimes referred to as “certificates of deposit”), including those in denominations of $100,000 or more, usually bear much higher interest rates and are more interest-rate sensitive and volatile than core deposits. A bank that is not able to attract significant amounts of core deposits must rely on more expensive time deposits or alternative sources of cash, such as Federal Home Loan Bank borrowings, to fund interest-earning assets, which means that its costs of funds will be higher and, as a result, its net interest margin is likely to be lower than a bank with higher proportion of core deposits. See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS — Results of Operations-Net Interest Income.”

The following table sets forth information regarding the composition, by type deposits maintained by our customers during the year ended and as of December 31, 2008:

	Year-to-Date Average Balance December 31, 2008	Balance at December 31, 2008
	(In thousands)
Type of Deposit
Noninterest-bearing checking accounts	$158,501	$152,462
Interest-bearing checking accounts(1)	20,176	28,039
Money market and savings deposits(1)	134,701	99,560
Certificates of deposit(2)	454,339	541,625

Totals	$767,717	$821,686

(1)

Includes savings accounts and money market accounts. Excludes money market deposits maintained at the Bank by PM Bancorp with an annual average balance of $20.5 million for the year ended and a balance of $11.3 million at December 31, 2008,

(2)

Comprised of time certificates of deposit in varying denominations under and over $100,000. Excludes certificates of deposit maintained by PM Bancorp at the Bank with an average balance of $250,000 for the year ended and a balance at December 31, 2008 of $250,000.

Loan Products

We offer our customers a number of different loan products, including commercial loans and credit lines, accounts receivable and inventory financing, SBA guaranteed business loans, commercial real estate and construction loans, and consumer loans. The following table sets forth the types and the amounts of our loans that were outstanding:

	At December 31, 2008
	Amount	Percent of Total
	(Dollars in thousands)
Commercial loans	$300,945	35.7%
Commercial real estate loans – owner occupied	174,169	20.6%
Commercial real estate loans – all other	127,528	15.1%
Residential mortgage loans – multi-family	100,971	12.0%
Residential mortgage loans – single family	65,127	7.7%
Construction loans	32,528	3.9%
Land development loans	33,283	3.9%
Consumer loans	9,173	1.1%

Gross loans	$843,724	100.0%

Commercial Loans

The commercial loans we offer generally include short-term secured and unsecured business and commercial loans with maturities ranging from 12 to 24 months, accounts receivable financing for terms of up to 18 months, equipment and automobile term loans and leases which generally amortize over a period of up to 7 years, and SBA guaranteed business loans with terms of up to 10 years. The interest rates on these loans generally are adjustable and usually are indexed to The Wall Street Journal’s prime rate. However, since 2003 it generally has been our practice to establish an interest rate floor on a best effort basis on our commercial loans, generally ranging from 5.0% to 6.0%. In order to mitigate the risk of borrower default, we generally require collateral to support the credit or, in the case of loans made to businesses, personal guarantees from their owners, or both. In addition, all such loans must have well-defined primary and secondary sources of repayment. Generally, lines of credit are granted for no more than a 12-month period

Commercial loans, including accounts receivable financing, generally are made to businesses that have been in operation for at least three years. To qualify for such loans, prospective borrowers generally must have debt-to-net worth ratios not exceeding 4-to-1, operating cash flow sufficient to demonstrate the ability to pay obligations as they become due, and good payment histories as evidenced by credit reports.

We also offer asset-based lending products, which involve a higher degree of risk, because they generally are made to businesses that are growing rapidly, but cannot internally fund their growth without borrowings. These loans are collateralized primarily by the borrower’s accounts receivable and inventory. We control our risk by generally requiring loan-to-value ratios of not more than 80% and by closely and regularly monitoring the amount and value of the collateral in order to maintain that ratio.

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

Commercial Real Estate Loans

The majority of our commercial real estate loans are secured by first trust deeds on nonresidential real property. Loans secured by nonresidential real estate often involve loan balances to single borrowers or groups of related borrowers, and generally involve a greater risk of nonpayment than do mortgage loans secured by multi-family dwellings. Payments on these loans depend to a large degree on the results of operations and cash flows of the borrowers, which are generated from a wide variety of businesses and industries. As a result, repayment of these loans can be affected adversely by changes in the economy in general or by the real estate market more specifically. Accordingly, the nature of this type of loan makes it more difficult to monitor and evaluate. Consequently, we typically require personal guarantees from the owners of the businesses to which we make such loans.

Customers desiring to obtain a commercial real estate loans are required to have good payment records with a debt coverage ratio generally of at least 1.25 to 1. In addition, we require adequate insurance on the properties securing those loans to protect the collateral value. These loans are generally adjustable rate loans with interest rates tied to a variety of independent indexes. However, in some instances, the interest rates on these loans are fixed for an initial five year period and then adjust thereafter based on an applicable index. These loans are generally written for terms of up to 12 years, with loan-to-value ratios of not more than 75% in the case of owner occupied properties and 65% on non-owner occupied properties.

During 2008, we concluded that it had become necessary to charge off approximately $2 million of commercial real estate loans as the borrowers became unable to meet their loan payment obligations due primarily to the worsening of the economic recession and the credit crisis which prevented those borrowers from refinancing their loans. See MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Results of Operation—Provision for Loan Losses.

Residential Mortgage Loans

Residential mortgage loans consist primarily of loans that are secured by first trust deeds on apartment buildings or other multi-family dwellings. To a lesser extent, we make loans secured by single-family residential properties, which we usually retain in our loan portfolio rather than sell to third party investors.

We make multi-family residential mortgage loans primarily in Los Angeles and Orange Counties for terms up to 30 years. These loans generally are adjustable rate loans with interest rates tied to a variety of independent indexes; although in some cases these loans have fixed interest rates for an initial five-year period and adjust thereafter based on an applicable index. These loans generally have interest rate floors, payment caps, and prepayment penalties. The loans are underwritten based on a variety of borrower and property criteria. Borrower criteria include liquidity and cash flow analysis and credit history verifications. Property criteria generally include loan to value limits under 75% and debt coverage ratios of 1.20 to 1 or greater.

Single-family mortgages consist principally of adjustable rate loans, except that some of the loans have fixed interest rates for the initial five years of the loan term and adjust thereafter. The majority of these loans have been made to finance the purchase of, or it refinance of existing loans on, owner-occupied homes.

Real Estate Construction and Land Development Loans

Generally these loans are designed to meet the needs of specific construction projects, are secured by first trust deeds on the properties, and typically do not exceed 18 months. Although borrowers are personally liable for repayment of these loans, they usually are paid with proceeds from a permanent mortgage loan (take-out financing) or from the proceeds of the sale of the property. The interest rates on these loans are adjustable and based on market rates of interest.

Real estate construction loans also provide us with the opportunity to establish business banking relationships that can enable us to obtain deposits from and to provide revenue generating banking services to real estate developers and real property owners in our service areas.

Beginning in 2007 and continuing through 2008, we reduced the volume of and, thereby, our exposure to construction lending and lending on the security of single-family unattached housing. We plan to continue this practice in 2009.

Consumer Loans

We offer a variety of loan and credit products to consumers including personal installment loans, lines of credit and credit cards. We design these products to meet the needs of our customers, and some are made at fixed rates of interest and others at adjustable rates of interest. Consumer loans often entail greater risk than real estate mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles, that may not provide an adequate source of repayment in the event of a default by the consumer. Consumer loan collections are dependent on the borrower’s ongoing financial stability. Furthermore, in the event a consumer files for bankruptcy protection, the bankruptcy and insolvency laws may limit the amount which can be recovered on such loans. To qualify for a consumer loan a prospective borrow must have a good payment record and, typically, debt ratios of not more than 40%.

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

Security Measures

Our ability to provide customers with secure and uninterrupted financial services is of paramount importance to our business. We believe our computer banking systems, services and software meet the highest standards of bank and electronic systems security. The following are among the security measures that we have implemented:

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

Discontinued Business

In December 2002 we began offering our customers retail securities brokerage services through PMB Securities Corp., a wholly-owned subsidiary that was a securities broker-dealer registered with the Securities and Exchange Commission, and a member of the National Association of Securities Dealers, Inc. (the “NASD”). In the second quarter of 2006, we sold that business.

Accordingly, our commercial banking business comprises our continuing operations, while the retail securities brokerage business has been classified as a discontinued operation in our consolidated financial statements for the years ended December 31, 2006, 2005 and 2004. Since that business was disposed of prior to 2007, neither its operations nor its disposition affected our results of operations in the years ended December 31, 2007 and 2008, and will not affect our results of operations in the future.

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

Major financial institutions that operate throughout California and that have offices in our service areas include Bank of America, Wells Fargo Bank, Union Bank of California, Bank of the West, U. S. Bancorp, Comerica Bank and Citibank. Larger independent banks and other financial institutions with offices in our service areas include, among others, City National Bank, Citizens Business Bank, California National Bank, Manufacturers Bank, and California Bank and Trust.

These banks, as well many other financial institutions in our service areas, have the financial capability to conduct extensive advertising campaigns and to shift their resources to regions or activities of greater potential profitability. Many of them also offer diversified financial services which we do not presently offer directly. The larger banks and financial institutions also have substantially more capital and higher lending limits than our Bank.

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

Competitive Conditions in Internet Banking

There are a number of banks that offer services exclusively over the internet, such as E*TRADE Bank, and other banks, such as Bank of America and Wells Fargo Bank, that market their internet banking services to their customers nationwide. We believe that only the larger of the commercial banks with which we compete offer the comprehensive set of internet banking services that we offer to our customers. However, an increasing number of community banks offer internet banking services to their customers by relying on third party vendors to provide the functionality they need to provide such services. Additionally, many of the larger banks do have greater market presence and greater financial resources to market their internet banking services than do we. Moreover, new competitors and competitive factors are likely to emerge, particularly in view of the rapid development of internet commerce. On the other hand, there have been some recently published reports indicating that the actual rate of growth in the use of the internet banking services by consumers and businesses is lower than had been previously predicted and that many customers still prefer to be able to conduct at least some of their banking transactions at local banking offices. We believe that these findings support our strategic decision, made at the outset of our business, to offer customers the benefits of both traditional and internet banking services. We also believe that this strategy has been an important factor in our growth to date and will contribute to our growth in the future. See “BUSINESS — Our Business Strategy” earlier in this Section of this Report.”

Impact of Economic Conditions, Government Policies and Legislation on our Business

Government Monetary Policies. Our profitability, like that of most financial institutions, is affected to a significant extent by our net interest income, which is the difference between the interest income we generate on interest-earning assets, such as loans and investment securities, and the interest we pay on deposits and other interest-bearing liabilities, such as borrowings. Our interest income and interest expense, and hence our net interest income, depends to a great extent on prevailing market rates of interest, which are highly sensitive to many factors that are beyond our control, including inflation, recession and unemployment. Moreover, it is often difficult to predict, with any assurance, how changes in economic conditions will affect our future financial performance.

Our net interest income and operating results also are affected by monetary and fiscal policies of the federal government and the policies of regulatory agencies, particularly the Federal Reserve Board. The Federal Reserve Board implements national monetary policies to curb inflation, or to stimulate borrowing and spending in response to economic downturns, through its open-market operations by adjusting the required level of reserves that banks and other depository institutions must maintain, and by varying the target federal funds and discount rates on borrowings by banks and other depository institutions. These actions affect the growth of bank loans, investments and deposits and the interest earned on interest-earning assets and paid on interest-bearing liabilities. The nature and impact of any future changes in monetary and fiscal policies on us cannot be predicted with any assurance.

Legislation Generally. From time to time, federal and state legislation is enacted which can affect our operations and our operating results by materially increasing the costs of doing business, limiting or expanding the activities in which banks and other financial institutions may engage, or altering the competitive balance between banks and other financial services providers. Several proposals for legislation that could substantially intensify the regulation of the financial services industry (including a possible comprehensive overhaul of the financial institutions regulatory system) are expected to be introduced and possibly enacted in the new Congress in response to the current economic recession, the credit crisis and the deterioration in the financial condition of some of the largest banks and financial institutions in this country. We cannot predict if or when such or other legislation will be enacted, and if enacted, how such legislation, or the regulations or policies that regulatory authorities adopt to implement such legislation, will affect our financial condition or results of operations.

Economic Conditions and Recent Legislation and Other Government Actions. The economic recession, which began in the latter half of 2007 and worsened considerably during 2008 and the resulting increase in real estate loan foreclosures and unemployment, together with significant write-downs by banks and other financial institutions in the value of their financial assets and the credit crisis, have created considerable uncertainties with respect to the financial performance and, in some cases the viability, of banking and other financial institutions. Moreover, these conditions, which are expected to continue at least through the first half of 2009, have led (among other things) to (i) increased competition among depository institutions for deposits and declines in their net interest income, and (ii) significant write-downs in the value of their loans and other financial assets that have necessitated significant increases in their loan loss and other reserves, which have significantly and adversely affected the operating results of banking and other financial institutions, many of which have reported losses for 2008, and led to steep declines in their stock prices. In addition, bank regulatory agencies have been very aggressive in responding to concerns and trends identified in their bank examinations, which has resulted in the increased issuance of enforcement orders requiring action to address credit quality, liquidity and risk management and capital adequacy, as well as other safety and soundness concerns. All of these conditions, moreover, have led to pressure from the Obama Administration and demands in Congress for new legislation that would require increased regulation of banks and other financial institutions.

On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted into law by Congress and the President in an effort to restore confidence and stabilize the volatility in the U.S. banking system and to encourage financial institutions to increase their lending to each other and to businesses and consumers. Initially introduced as the Troubled Asset Relief Program or “TARP”, the EESA authorized the United States Department of the Treasury (“Treasury”) to purchase from financial institutions and their holding companies up to $700 billion in so-called “troubled” or “toxic” assets, such as mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies.

On October 14, 2008, the Treasury announced its intention to inject capital into U.S. financial institutions under a new Capital Purchase Program as part of TARP (the “TARP CPP” or the “CPP”). That Program authorized the Treasury to purchase senior preferred stock of financially stronger banks and bank holding companies that applied to participate in this Program. According to Treasury officials, the capital infusions by the Treasury, pursuant to the CPP, were designed to lead banks to increase their lending and to restore public confidence in the banking system. Under the terms of the CPP, banking institutions who qualify for, and elect to participate in, this Program are required to agree to a number of restrictions that would continue in effect until such time as they redeemed the senior preferred stock that they had issued to the Treasury in return for the Treasury’s capital investment. Among other things, participating banks and bank holding companies are prohibited from paying dividends on their common stock, and from making certain repurchases of their equity securities, until all accrued and unpaid dividends are paid on the senior preferred stock, subject to certain limited exceptions, and may not increase dividends on their common stock without the Treasury’s prior consent.

In addition, participating banks and bank holding companies are required to adopt certain restrictions with respect to the payment of executive compensation and certain standards of corporate governance. Generally, under the TARP CPP, the executive compensation restrictions apply to the participating institution’s Chief Executive Officer, Chief Financial Officer and the three next most highly compensated senior executives. The governance standards include (i) ensuring that incentive compensation for senior executives does not encourage unnecessary and excessive risks that can threaten the value of the financial institution; (ii) require “clawback” or disgorgement of any bonus or incentive compensation paid to a senior executive based on statements of earnings, gains or other criteria that are later proven to have been materially inaccurate; (iii) limit the amount of severance compensation that may be paid to senior executives; and (iv) limit the amount of executive compensation that participating institutions may deduct for income tax purposes to $500,000 for each senior executive in any year.

The bank regulatory agencies, the Treasury and the Office of Special Inspector General, also created by the EESA, have issued guidance and requests to the financial institutions participating in the CPP to document their plans for using and the uses they have made of TARP CPP funds and their plans for addressing the executive compensation requirements under the CPP.

The EESA also increased, through the end of 2009, FDIC deposit insurance on most bank accounts from $100,000 to $250,000. In addition, the FDIC has implemented a program to provide deposit insurance for the full amount of most non-interest bearing transaction accounts through the end of 2009 and another program to guarantee certain unsecured debt of financial institutions and their holding companies through June 2012. The FDIC charges “systemic risk special assessments” to those depository institutions that participate in this debt guarantee program and the FDIC has recently proposed that Congress give it expanded authority to charge fees to those holding companies which benefit directly and indirectly from the FDIC guarantees. Banking institutions had until December 5, 2008 to opt out of either or both these two FDIC programs. We chose not to opt out of the transaction account deposit program, or the debt guarantee program.

In February 2009, Congress approved and the President signed the American Recovery and Reinvestment Act of 2009 (the “ARRA”). The primary purposes of the ARRA was to curb rising unemployment and restore confidence in the economy by (i) funding federal, state and local government infrastructure improvement and other public and private projects to create new jobs and (ii) reducing federal taxes paid by middle class taxpayers in order to stimulate increase spending, which had declined significantly as a result of the economic recession. However, the ARRA also imposed (i) additional restrictions and conditions on existing CPP participants and (ii) new restrictions and conditions on banks and bank holding companies that qualify for and elect to participate in the TARP CPP for the first time and on existing CPP participants that qualify for and elect to obtain additional TARP CCP funds. Such additional and new restrictions include prohibitions on the payment by CPP participants of any severance compensation to certain of their most highly compensated employees and place limitations on the bonus or incentive compensation that may be paid to those employees to no more than one-third of their annual cash compensation.

The Treasury and the federal bank regulatory agencies also have announced, in a joint statement, their intention to implement a new Financial Stability Plan to provide additional capital support for banks under a Federal Reserve Board Capital Assistance Program, establish a public-private investment fund to purchase troubled assets from banking and other financial institutions and to expand funding for the Federal Reserve Board’s Term Asset-Backed Securities Loan Facility, for the purposes of generating increased lending by banks and other financial institutions and stabilizing the securitization markets. In late February 2009, the Treasury and the federal bank regulatory agencies issued an additional joint statement to provide further guidance with respect to the Federal Reserve Board’s Capital Assistance Program. Among other things, that joint statement (i) addressed planned “stress test” assessments of major banks to be conducted to determine whether additional capital buffers for any of those banks are warranted, in which case those banks would have an opportunity to turn first to private sources for additional capital and, if sufficient capital cannot be obtained from those sources, then to the federal government for such capital; (ii) provided that any such additional government capital would be in the form of mandatory convertible preferred shares, which would be converted into common equity shares of the banking institution if and as needed over time to keep it in a well-capitalized position; and (iii) provided that banking institutions which had previously obtained capital infusions under the TARP CPP also would be eligible to exchange the non-convertible preferred stock they had previously issued to the Treasury under the CCP into the mandatory convertible preferred shares. This mandatory conversion feature, providing for the federal government to convert the preferred shares to common equity shares, is intended to enable those institutions to maintain or enhance the quality of their capital by increasing their tangible common equity capital ratios, at the cost, however, of diluting the equity ownership and interests of existing shareholders.

Further legislation is likely to be proposed and may be enacted to restrict the use of or impose additional restrictions on recipients of TARP funds and to overhaul the bank regulatory system and provide for additional regulatory oversight of banks and other financial institutions.

There is no assurance that this legislation and government programs that have been adopted and the additional restrictions that have been imposed on banking and other financial institutions, or any legislation, government programs or restrictions that may be adopted or implemented in the future, in response to the current recession and the mortgage foreclosure and credit crisis, will be successful in strengthening financial institutions, generating increased lending and stabilizing and strengthening the credit and financial and equity markets. Additionally, it is too soon to predict how such legislation, programs and restrictions will affect us, our operations or future financial performance or whether we will benefit from or be adversely affected by such legislation, programs or restrictions.

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

As a bank holding company, we also are required to obtain the prior approval of the Federal Reserve Board for the acquisition of more than 5% of the outstanding shares of any class of voting securities, or of substantially all of the assets, by merger or purchases of (i) any bank or other bank holding company and (ii) any other entities engaged in banking-related businesses or that provide banking-related services.

Under Federal Reserve Board regulations, a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, it is the Federal Reserve Board’s policy that, in serving as a source of strength to its subsidiary banks, a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. For that reason, among others, the Federal Reserve Board requires all bank holding companies to maintain capital at or above certain prescribed levels. A bank holding company’s failure to meet these requirements will generally be considered by the Federal Reserve Board to be an unsafe and unsound banking practice or a violation of the Federal Reserve Board’s regulations or both, which could lead to the imposition of restrictions on the offending bank holding company, including restrictions on its further growth. See the discussion below under the caption “—Capital Standards and Prompt Corrective Action.”

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

Financial Services Modernization Legislation. The Financial Services Modernization Act, which also is known as the Gramm-Leach-Bliley Act, was enacted into law in 1999. The principal objectives of that Act were to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities and investment banking firms, and other financial service providers. Accordingly, the Act revised and expanded the Bank Holding Company Act to permit a bank holding company system, meeting certain specified qualifications, to engage in broader range of financial activities to foster greater competition among financial services companies. To accomplish those objectives, among other things, the Act repealed the two affiliation provisions of the Glass-Steagall Act that had been adopted in the early 1930s during the Depression: Section 20, which restricted the affiliation of Federal Reserve Member Banks with firms “engaged principally” in specified securities activities; and Section 32, which restricted officer, director, or employee interlocks between a member bank and any company or person “primarily engaged” in specified securities activities. The Financial Services Modernization Act also contains provisions that expressly preempt and make unenforceable any state law restricting the establishment of financial affiliations, primarily related to insurance. That Act also:

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

The Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 (i) established requirements with respect to oversight and supervision of public accounting firms, and (ii) required the implementation of measures designed to improve corporate governance of companies with securities registered under the Securities and Exchange Act of 1934, as amended (“public companies”) and which, therefore, apply to us. Among other things, the Sarbanes-Oxley Act:

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

•

Requires, pursuant to Section 404 of the Act, that (i) the chief executive and chief financial officer of a public company to test and certify to the effectiveness of their company’s internal control over financial reporting, and (ii) a public company’s outside auditors to independently test and issue a report as to whether the company’s internal control over its financial reporting is effective and whether there are any material weaknesses or significant deficiencies in those financial controls.

•

Requires a majority of the directors of public company to be independent of the company’s management and that the directors that serve on a public company’s audit committee meet standards of independence that are more stringent than those that apply to non-management directors generally.

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

We have taken the actions required by, and we believe we are in compliance with the provisions of the Sarbanes-Oxley Act that are applicable to us. Among other things, we have implemented disclosure controls and procedures and taken other actions to meet the expanded disclosure requirements and certification requirements of the Sarbanes-Oxley Act. Additionally, our Chief Executive and Chief Financial Officers have tested and have determined that our internal control over financial reporting was effective as of December 31, 2008 and our independent registered public accounting firm has issued its report, which is contained in Item 9A of this Annual Report, expressing an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2008. We also have determined that five of our six directors meet the independence requirements of, and that all members of our audit committee meet the more stringent standards of independence applicable to audit committee membership pursuant to, the Sarbanes-Oxley Act.

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

Various requirements and restrictions under the Federal and California banking laws affect the operations of the Bank. These laws and the implementing regulations, which are promulgated by Federal and State regulatory agencies, cover most aspects of a bank’s operations, including the reserves a bank must maintain against deposits and for possible loan losses and other contingencies; the types of deposits it obtains and the interest it is permitted to pay on different types of deposit accounts; the loans and investments that a bank may make; the borrowings that a bank may incur; the number and location of banking offices that a bank may establish; the rate at which it may grow its assets; the acquisition and merger activities of a bank; the amount of dividends that a bank may pay; and the capital requirements that a bank must satisfy, which can determine the extent of supervisory control to which a bank will be subject by its federal and state bank regulators. A more detailed discussion regarding capital requirements that are applicable to us and the Bank is set forth below under the caption “Capital Standards and Prompt Corrective Action.”

Permissible Activities and Subsidiaries. California law permits state chartered commercial banks to engage in any activity permissible for national banks. Those permissible activities include conducting many so-called “closely related to banking” or “nonbanking” activities either directly or through their operating subsidiaries.

Interstate Banking and Branching. Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, bank holding companies and banks generally have the ability to acquire or merge with banks in other states; and, subject to certain state restrictions, banks may also acquire or establish new branches outside their home states. Interstate branches are subject to certain laws of the states in which they are located. The Bank presently does not have any interstate branches.

Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank (“FHLB”) of San Francisco. Among other benefits, each FHLB serves as a reserve or central bank for its members within its assigned region and makes available loans or advances to its members. Each FHLB is financed primarily from the sale of consolidated obligations of the FHLB system. As an FHLB member, the Bank is required to own a certain amount of capital stock in the FHLB. At December 31, 2008, the Bank was in compliance with the FHLB’s stock ownership requirement. Historically, the FHLB has paid dividends on its capital stock to its members. However, the FHLB recently announced that it would not pay any dividends on its capital stock in the first quarter of 2009, and there can be no assurance that the FHLB will pay dividends at the same rate it has paid in the past, or that it will pay any dividends, in the future.

FRB Deposit Reserve Requirements. The Federal Reserve Board requires all federally-insured depository institutions to maintain noninterest bearing reserves at specified levels against their transaction accounts. At December 31, 2008, the Bank was in compliance with these requirements.

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

Dividends and Other Transfers of Funds. Cash dividends from the Bank constitute the primary source of cash available to PM Bancorp for its operations and to fund any cash dividends that the board of directors might declare in the future. PM Bancorp is a legal entity separate and distinct from the Bank and the Bank is subject to various statutory and regulatory restrictions on its ability to pay cash dividends to PM Bancorp. Those restrictions would prohibit the Bank, subject to certain limited exceptions, from paying cash dividends in amounts that would cause the Bank to become undercapitalized. Additionally, the Federal Reserve Board and the DFI have the authority to prohibit the Bank from paying dividends, if either of those authorities deems the payment of dividends by the Bank to be an unsafe or unsound practice. See “Dividend Policy—Restrictions on the Payment of Dividends.”

Additionally, it is FRB policy that bank holding companies should generally pay dividends on common stock only out of income available over the past year, and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. It is also an FRB policy that bank holding companies should not maintain dividend levels that undermine the company’s ability to be a source of strength to its banking subsidiaries. Additionally, in consideration of the current financial and economic environment, the FRB has indicated that bank holding companies should carefully review their dividend policy and has discouraged payment ratios that are at maximum allowable levels unless both asset quality and capital are very strong.

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

Single Borrower Loan Limitations. With certain limited exceptions, the maximum amount of obligations, secured or unsecured, that any borrower (including certain related entities) may owe to a California state bank at any one time may not exceed 25% of the sum of the shareholders’ equity, allowance for loan losses, capital notes and debentures of the bank. Unsecured obligations may not exceed 15% of the sum of the shareholders’ equity, allowance for loan losses, capital notes and debentures of the bank.

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

Safety and Soundness Standards

Banking institutions may be subject to potential enforcement actions by the federal regulators for unsafe or unsound practices or for violating any law, rule, regulation, or any condition imposed in writing by its primary federal banking regulatory agency or any written agreement with that agency. The federal banking agencies have adopted guidelines designed to identify and address potential safety and soundness concerns that could, if not corrected, lead to deterioration in the quality of a bank’s assets, liquidity or capital. Those guidelines set forth operational and managerial standards relating to such matters as:

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

Capital Standards and Prompt Corrective Action

The Federal Deposit Insurance Act (“FDIA”) provides a framework for regulation of depository institutions and their affiliates, including parent holding companies, by their federal banking regulators. Among other things, it requires the relevant federal banking regulator to take “prompt corrective action” with respect to a depository institution if that institution does not meet certain capital adequacy standards, including requiring the prompt submission of an acceptable capital restoration plan if the depository institution’s bank regulator has concluded that it needs additional capital.

Supervisory actions by a bank’s federal regulator under the prompt corrective action rules generally depend upon an institution’s classification within one of five capital categories, which is determined on the basis of a bank’s total capital ratio, Tier 1 capital ratio and leverage ratio. Tier 1 capital consists principally of common stock and nonredeemable preferred stock, retained earnings and, subject to certain limitations, subordinated long term debentures or notes that meet certain conditions established by the Federal Reserve Board. See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS — Capital Resources” in Item 7 in Part II of this Report.

A depository institution’s capital tier under the prompt corrective action regulations will depend upon how its capital levels compare with various relevant capital measures and the other factors established by the relevant regulations. Those regulations provide that a bank will be:

•

“well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, and a leverage ratio of 5.0% or greater, and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure;

•

“adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 4.0% or greater, and a leverage ratio of 4.0% or greater and is not “well capitalized”;

•	“undercapitalized” if it has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio of less than 4.0% or a leverage ratio of less than 4.0%;

•	“significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 3.0% or a leverage ratio of less than 3.0%; and

•	“critically undercapitalized” if its tangible equity is equal to or less than 2.0% of average quarterly tangible assets.

If a bank that is classified as a well-capitalized institution is determined (after notice and opportunity for hearing), by its federal regulatory agency to be in an unsafe or unsound condition or to be engaging in an unsafe or unsound practice, that agency may, under certain circumstances, reclassify the bank as adequately capitalized. If a bank has been classified as adequately capitalized or undercapitalized, its federal regulatory agency may nevertheless require it to comply with bank supervisory provisions and restrictions that would apply to a bank in the next lower capital classification, if that regulatory agency has obtained supervisory information regarding the bank (other than with respect to its capital levels) that raises safety or soundness concerns. However, a significantly undercapitalized bank may not be treated by its regulatory agency as critically undercapitalized.

The FDIA generally prohibits a bank from making any capital distributions (including payments of dividends) or paying any management fee to its parent holding company if the bank would thereafter be “undercapitalized.” “Undercapitalized” banks are subject to growth limitations and are required to submit a capital restoration plan. The federal regulatory agency for such a bank may not accept its capital restoration plan unless it determines, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the bank’s capital. In addition, for a capital restoration plan to be acceptable, the bank’s parent holding company must guarantee that the bank will comply with its capital restoration plan. The bank holding company also is required to provide appropriate assurances of performance. Under such a guarantee and assurance of performance, if the bank fails to comply with its capital restoration plan, the parent holding company may become subject to liability for such failure in an amount up to the lesser of (i) 5.0% of the its bank subsidiary’s total assets at the time it became undercapitalized, and (ii) the amount which is necessary (or would have been necessary) to bring the bank into compliance with all applicable capital standards as of the time it failed to comply with the plan.

If a bank fails to submit an acceptable capital restoration plan, it will be treated as if it is “significantly undercapitalized.” In that event, the bank’s federal regulatory agency may impose a number of additional requirements and restrictions on the bank, including orders or requirements (i) to sell sufficient voting stock to become “adequately capitalized,” (ii) to reduce its total assets, and (iii) cease the receipt of deposits from correspondent banks. “Critically undercapitalized” institutions are subject to the appointment of a receiver or conservator.

        The following table sets forth, as of December 31, 2008, the regulatory capital ratios of the Company (on a consolidated basis) and the Bank (on a stand-alone basis) and compares those capital ratios to the federally established capital requirements that must be met for a bank holding company or a bank to be deemed “adequately capitalized” or “well capitalized” under the prompt corrective action regulations that are described above:

At December 31, 2008	Actual	To Be Classified for Regulatory Purposes As
		Adequately Capitalized	Well Capitalized
Total Capital to Risk Weighted Assets
Company	12.1%	At least 8.0%	At least 10.0%
Bank	10.1%	At least 8.0%	At least 10.0%
Tier I Capital to Risk Weighted Assets
Company	10.8%	At least 4.0%	At least 6.0%
Bank	8.9%	At least 4.0%	At least 6.0%
Tier I Capital to Average Assets
Company	8.4%	At least 4.0%	At least 5.0%
Bank	6.9%	At least 4.0%	At least 5.0%

As the above table indicates, at December 31, 2008 the Company (on a consolidated basis) and the Bank (on a stand-alone basis) exceeded the capital ratios required for classification as well-capitalized institutions under federally mandated capital standards and federally established prompt corrective action regulations.

Basel and Basel II Capital Requirements

The current risk-based capital guidelines which apply to the Company and the Bank are based upon the 1988 capital accord of the International Basel Committee on Banking Supervision, a committee of central banks and bank supervisors/regulators from the major industrialized countries that develops broad policy guidelines for use by each country’s supervisors in determining the supervisory policies they apply. A new international accord, referred to as Basel II, which emphasizes internal assessment of credit, market and operational risk; supervisory assessment and market discipline in determining minimum capital requirements, became mandatory for large or “core” international banks outside the U.S. in 2008 (total assets of $250 billion or more or consolidated foreign exposures of $10 billion or more); is optional for others, and if adopted, must first be complied with in a “parallel run” for two years along with the existing Basel I standards. In January 2009, the Basel Committee proposed to reconsider regulatory-capital standards, supervisory and risk-management requirements and additional disclosures in the final new accord in response to recent worldwide developments.

In July 2008, the U.S. federal banking agencies issued a proposed rule that would allow U.S. banking institutions, for which compliance with Basel II is optional, to adopt and implement, as a risk-based capital framework, the standardized approach of Basel II for credit risk, the basic indicator approach of Basel II for operational risk, and related disclosure requirements. While this proposed rule generally parallels the relevant approaches under Basel II, it diverges where United States markets have unique characteristics and risk profiles, most notably with respect to risk weighting residential mortgage exposures. A final rule has not yet been adopted by the U.S. banking agencies; however, those agencies have indicated that if a final rule is adopted, the minimum leverage requirements, described above, will be retained and will continue to apply to all U.S. banks.

FDIC Deposit Insurance

The FDIC is an independent federal agency that insures deposits, up to prescribed statutory limits, of federally insured banks and savings institutions in order to safeguard the safety and soundness of the banking and savings industries. The FDIC insures customer deposits through the Deposit Insurance Fund (the “DIF”) up to prescribed limits for each depositor. Pursuant to the EESA, the maximum deposit insurance amount has been increased from $100,000 to $250,000 effective through December 2009. The DIF is funded primarily by FDIC assessments paid by each DIF member institution. The amount of each DIF member’s assessment is based on its relative risk of default as measured by regulatory capital ratios and other supervisory factors. Pursuant to the Federal Deposit Insurance Reform Act of 2005, the FDIC is authorized to set the reserve ratio for the DIF annually at between 1.15% and 1.50% of estimated insured deposits. The FDIC may increase or decrease the assessment rate schedule on a semi-annual basis. In an effort to restore capitalization levels and to ensure the DIF will adequately cover projected losses from future bank failures, in October 2008 the FDIC proposed a rule to alter the way in which it differentiates risk in the risk-based assessment system and to revise deposit insurance assessment rates, including base assessment rates.

The first quarter 2009 DFI assessment rates have been increased to between 12 and 50 cents for every $100 of domestic deposits, with most banks paying between 12 and 14 cents. In addition, the FDIC approved an interim rule on February 27, 2009 instituting a one-time special assessment of 20 cents per $100 in domestic deposits to restore the DIF reserves depleted by recent bank failures. The interim rule additionally reserves the right of the FDIC to charge an additional special premium of up to 10 basis points at a later time if the DIF reserves continue to fall. The FDIC also approved another increase in regular premium rates effective beginning with the second quarter of 2009.

Additionally, all FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation (“FICO”), an agency of the Federal government established to recapitalize the predecessor to the DIF. The FICO assessment rates, which are determined quarterly, averaged 0.0113% of insured deposits in fiscal 2008. These assessments will continue until the FICO bonds mature in 2017.

Those banks electing to participate in the FDIC’s Temporary Liquidity Guarantee Program will become subject to an additional temporary assessment on deposits in excess of $250,000 in certain transaction accounts and additionally for assessments from 50 basis points to 100 basis points per annum depending on the initial maturity of the debt.

The FDIC may terminate a depository institution’s deposit insurance upon a finding that the institution’s financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices that pose a risk to the DIF or that may prejudice the interest of the bank’s depositors. Pursuant to California law, the termination of a California state chartered bank’s FDIC deposit insurance would result in the revocation of the bank’s charter, forcing it to cease conducting banking operations.

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

Consumer Laws

The Company and the Bank are subject to a broad range of federal and state consumer protection laws and regulations prohibiting unfair or fraudulent business practices, untrue or misleading advertising and unfair competition. Those laws and regulations include:

•

The Home Ownership and Equity Protection Act of 1994, or HOEPA, which requires additional disclosures and consumer protections to borrowers designed to protect them against certain lending practices, such as practices deemed to constitute “predatory lending.”

•	Laws and regulations requiring banks to establish privacy policies which limit the disclosure of nonpublic information about consumers to nonaffiliated third parties.

•

The Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act, or the FACT Act, which requires banking institutions and financial services businesses to adopt practices and procedures designed to help deter identity theft, including developing appropriate fraud response programs, and provides consumers with greater control of their credit data.

•	The Truth in Lending Act, or TILA, which requires that credit terms be disclosed in a meaningful and consistent way so that consumers may compare credit terms more readily and knowledgeably.

•

The Equal Credit Opportunity Act, or ECOA which generally prohibits, in connection with any consumer or business credit transaction, discrimination on the basis of race, color, religion, national origin, sex, marital status, age (except in limited circumstances), or the fact that a borrower is receiving income from public assistance programs.

•

The Fair Housing Act, which regulates many lending practices, including making it unlawful for any lender to discriminate in its housing-related lending activities against any person because of race, color, religion, national origin, sex, handicap or familial status.

•

The Home Mortgage Disclosure Act, or HMDA, which includes a “fair lending” aspect that requires the collection and disclosure of data about applicant and borrower characteristics as a way of identifying possible discriminatory lending patterns and enforcing anti-discrimination statutes.

•

The Real Estate Settlement Procedures Act, or RESPA, which requires lenders to provide borrowers with disclosures regarding the nature and cost of real estate settlements and prohibits certain abusive practices, such as kickbacks.

•	The National Flood Insurance Act, or NFIA, which requires homes in flood-prone areas with mortgages from a federally regulated lender to have flood insurance.

Employees

As of December 31, 2008, we employed 148 persons on a full-time equivalent basis. None of our employees are covered by a collective bargaining agreement. We believe relations with our employees are good.

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

This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements discuss our expectations, beliefs or views regarding our future operations, future financial performance, or financial or other trends in our business or markets. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. Often, they include the words “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “project,” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could,” or “may.” The information contained in such forward-looking statements is based on current information and assumptions about future events over which we do not have control and our business is subject to a number of risks and uncertainties that could cause our financial condition or actual operating results in the future to differ significantly from our expected financial condition or operating results that are set forth in those forward-looking statements.

Those risks and uncertainties include, although they are not limited to, the following:

The United States is currently experiencing a severe economic recession and unprecedented credit crisis that have adversely affected the banking and financial services industry in general, and our business and financial performance, in particular, and have created substantial uncertainties and risks for our business and future financial performance

The United States is experiencing a severe economic recession, which is reported to have begun at the end of 2007 and since the latter half of 2008 has been creating wide ranging consequences and difficulties for the banking and financial services industry, in particular, and the economy in general. The recession began with dramatic declines in the housing market, which resulted in decreasing home prices and increasing loan delinquencies and foreclosures that led to significant write-downs of the assets and an erosion of the capital of a large number of lending and other financial institutions. As a result, several very large and prominent banking and financial organizations, such as Merrill Lynch, Bear Stearns, Wachovia Bank and Washington Mutual had to seek merger partners to survive and others, such as Lehman Bros. and Indy Mac Bank, failed and went out of business, which led to concerns over the stability and viability of the financial markets. In an effort to preserve their capital and avoid increased losses, banks and other lending institutions severely tightened their credit standards and significantly reduced their lending activities, creating a credit crisis that led to a contraction of the economy, significant increases in unemployment and significant reductions in business and consumer spending.

As a result, like many other banks, we experienced increases in loan delinquencies and defaults, not only in our real estate, but also in our commercial loan portfolios that resulted in significant increases in loan losses in 2008. Those loan losses, coupled with the expectation that economic and market conditions will worsen for at least the first six months of 2009 and uncertainties about the ultimate duration and severity of the economic recession, led us (and many other banks) to significantly increase loan loss reserves by charges to income that caused us to incur a net loss of $12.0 million, or $1.14 per diluted share, in 2008.

As a result of these conditions and the likelihood that economic and market conditions will worsen for at least the first six months of 2009, we face a number of risks that could adversely affect our operating results and financial condition in the future, including the following:

•

If economic and market conditions do not improve in 2009, we could incur additional loan losses, and experience an increase in foreclosures of real properties collateralizing loans that we have made that would require us to set aside reserves for possible declines in the value of or the costs of maintaining those properties, which could adversely affect our results of operations and cause us to incur operating losses in 2009.

•

Due to the uncertainties about economic conditions in 2009, there is an increased risk that the judgments that we might make in estimating loan losses that may be inherent in our loan portfolio and in establishing loan loss reserves will prove to be incorrect, requiring us to set aside additional reserves that would adversely affect our results of operation, as occurred in 2008.

•

Possible further declines in economic activity in the United States, generally, and in our markets, in particular, due to lack of business and consumer spending and increased unemployment could result in reductions in loan demand and a further tightening of credit that would lead to reductions in our interest income, net interest income and margins.

•

Adverse economic conditions, such as a continued tightening of available business and consumer credit and continued high unemployment, could lead customers to withdraw funds from their deposit accounts with us to meet their operating or living expenses, which could reduce our liquidity and, therefore, the funds we would have available for lending, as a result of which our interest income could decline, possibly significantly, and our costs of funds could increase, thereby adversely affecting our operating results and financial condition.

•

In response to the causes of the credit and foreclosure crises and the economic recession, the federal government may increase regulation of and impose new restrictions on banks and other financial institutions, which would increase our costs of doing business and limit our ability to pursue business and growth opportunities.

•

We, as well as all other federally insured banks, may be required to pay significantly higher FDIC premiums to increase the FDIC’s insurance fund, which is being depleted by bank failures that have increased as a result of the credit crisis and economic recession.

•

There is no assurance that the enactment of recent federal legislation, such as EESA and the ARRA, and the implementation of regulatory programs and initiatives, such as the TARP CPP program, which are designed to address the difficult market and economic conditions that we are experiencing, will prove to be successful in curtailing the recession and providing the stimulus and resources needed to improve the economy. In addition, the impact of this legislation and these regulatory initiatives on the financial markets is uncertain and if they fail to lead to improvements in economic and market conditions, the recession could worsen and thereby adversely affect on our business, financial condition, results of operations, access to credit or the value of our securities.

•

If we experience increased losses in 2009 due to these economic and market conditions, our regulatory capital and capital ratios could be reduced, requiring us to seek additional capital through sales of equity securities. If economic and market conditions do not improve, there is no assurance that we will succeed in raising additional equity capital, if needed, and any sales of equity securities that we might make could be dilutive of the financial and equity interests of our existing shareholders. If it becomes necessary, but we are unable to raise additional capital, we could be forced to sell some of our assets in order to prevent a decline in our capital ratios. However, there is no assurance that we would succeed in selling assets and we could incur losses on those asset sales.

Without an improvement in economic conditions, our liquidity, results of operations and financial condition could be adversely affected.

Although the Company and the Bank remain well capitalized and have not suffered any significant liquidity issues as a result of the economic recession and instability in the banking and financial markets, the cost and availability of funds may be adversely affected by illiquid credit markets. In addition, the demand for our products and services may decline as our borrowers and customers are more severely impacted by the economic recession. In view of the concentration of our operations and the collateral securing our loan portfolio in Southern California, we may be particularly susceptible to the adverse economic conditions in the state of California, which has been experiencing higher unemployment and higher foreclosure rates than other parts of the country. In addition, the severity and duration of the economic recession is unknown and may exacerbate our exposure to credit risk and adversely affect the ability of borrowers to perform under the terms of their lending arrangements with us.

We could incur losses on the loans we make

There has been a significant slowdown in the housing market and a significant increase in real estate loan foreclosures in portions of Los Angeles, Orange, Riverside and San Diego counties of California where a majority of our loan customers are based. This slowdown reflects declining prices and excess inventories of unsold homes and increases in unemployment and a resulting loss of confidence about the future among businesses and consumers that have combined to adversely affect business and consumer spending. These conditions have led to increased loan defaults in 2008. A continuing deterioration in the real estate market and a continuation or worsening of the economic recession could result in additional loan charge-offs and increases in the provisions for loan losses in the future, which could cause us to incur additional losses and have a material adverse effect on our operating results, financial condition and capital.

Liquidity risk could impair our ability to fund operations and jeopardize our financial condition

        Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a material adverse effect on our liquidity. Our access to funding sources in amounts adequate to finance our lending and other activities could be impaired by factors that affect us specifically or the financial services industry in general, including a decrease in the level of business activity due to the market downturn or the imposition of regulatory restrictions on our operations. Our ability to acquire deposits or borrow, or raise additional equity capital, could also be impaired by factors that are not specific to us, such as a continued severe disruption of the financial markets or negative views and expectations about the prospects for the financial services industry as a whole, particularly if the recent turmoil faced by banking organizations in the domestic and worldwide credit markets deteriorates.

We face intense competition from other banks and financial institutions that could hurt our business

        We conduct our business operations in Southern California, where the banking business is highly competitive and is dominated by a relatively small number of large multi-state, as well as large in-state, banks with operations and offices covering wide geographical areas. We also compete with other financial service businesses, mutual fund companies, and securities brokerage and investment banking firms that offer competitive banking and financial products and services as well as products and services that we do not offer. The larger banks, and some of those other financial institutions, have greater resources that enable them to conduct extensive advertising campaigns and to shift resources to regions or activities of greater potential profitability. Some of these banks and institutions also have substantially more capital and higher lending limits that enable them to attract larger clients, and offer financial products and services that we are unable to offer, particularly with respect to attracting loans and deposits. Increased competition may prevent us (i) from achieving increases, or could even result in decreases, in our loan volume or deposit balances, or (ii) from increasing interest rates on loans or reducing interest rates we pay to attract or retain deposits, either or both of which could cause a decline in our interest income or an increase in our interest expense, that could lead to reductions in our net interest income and earnings.

Adverse changes in economic conditions in Southern California could disproportionately harm our business

The large majority of our customers and the properties securing a large proportion of our loans are located in Southern California. A continued downturn in economic conditions or the occurrence of natural disasters, such as earthquakes or fires, which are more common in Southern California than in other parts of the country, could harm our business by:

•	reducing loan demand which, in turn, would lead to reduced net interest margins and net interest income;

•

adversely affecting the financial capability of borrowers to meet their loan obligations, which could result in increases in loan losses and require us to make additional provisions for possible loan losses, thereby adversely affecting our operating results; and

•

causing reductions in real property values that, due to our reliance on real property to secure many of our loans, could make it more difficult for us to prevent losses from being incurred on non-performing loans through the sale of such real properties.

Our business is subject to interest rate risk and variations in interest rates may negatively affect our financial performance

A substantial portion of our income is derived from the differential or “spread” between the interest we earn on loans, securities and other interest-earning assets, and interest we pay on deposits, borrowings and other interest-bearing liabilities. Because of the differences in the maturities and repricing characteristics of our interest-earning assets and interest-bearing liabilities, changes in interest rates do not produce equivalent changes in interest income earned on interest-earning assets and interest paid on interest-bearing liabilities. Accordingly, fluctuations in interest rates could adversely affect our interest rate spread and, in turn, our profitability. In addition, loan origination volumes are affected by market interest rates. Rising interest rates, generally, are associated with a lower volume of loan originations while lower interest rates are usually associated with higher loan originations. Conversely, in rising interest rate environments, loan repayment rates may decline and in falling interest rate environments, loan repayment rates may increase. Also, in a rising interest rate environment, we may need to accelerate the pace of rate increases on our deposit accounts as compared to the pace of future increases in short-term market rates. Accordingly, changes in market interest rates could materially and adversely affect our net interest spread, asset quality and loan origination volume.

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

Expansion of our banking franchise might not achieve expected growth or increases in profitability and may adversely affect our operating results

        We have grown substantially in the past nine years by (i) opening new financial centers in population centers, and (ii) adding banking professionals at our existing financial centers, with the objective of attracting additional customers including, in particular, small to medium size businesses, that will add to our profitability. We intend to continue that growth strategy. However, there is no assurance that we will continue to be successful in achieving this objective. Implementation of this strategy will require us to incur expenses in establishing new financial centers or adding banking professionals, long before we are able to attract, and with no assurance that we will succeed in attracting, a sufficient number of new customers that will enable us to generate the revenues needed to increase our profitability. As a result, our earnings could decline if we are unable to successfully implement our growth strategy.

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

We are exposed to risk of environmental liabilities with respect to properties to which we take title

Due to the current economic recession, the resulting financial difficulties encountered by many borrowers and the declines in the market values and in the demand for real properties, during 2008 we had to initiate foreclosure proceedings with respect to and take title to an increased number of real properties that had collateralized loans which had become nonperforming. Moreover, if the economic recession worsens, we may have to foreclose and take title to additional real properties in 2009. As a result, we could become subject to environmental liabilities and incur costs, which could be substantial, with respect to these properties for property damage, personal injury, investigation and clean-up costs incurred in connection with environmental contamination at such properties. In addition, if we are the owner or former owner of a contaminated site, we may be subject to common law claims by third parties seeking damages and costs resulting from environmental contamination emanating from the site. If we become subject to significant environmental liabilities on costs, our business, financial condition, results of operations and prospects could be adversely affected.

Managing reputational risk is important to attracting and maintaining customers, investors and employees

Threats to our reputation can come from many sources, including adverse sentiment about financial institutions generally, unethical practices, employee misconduct, failure to deliver minimum standards of service or quality, compliance deficiencies, and questionable or fraudulent activities of our customers. We have policies and procedures in place to protect our reputation and promote ethical conduct, but these policies and procedures may not be fully effective. Negative publicity regarding our business, employees, or customers, with or without merit, may result in the loss of customers, investors and employees, costly litigation, a decline in revenues and increased governmental regulation.

The price of our common stock may be volatile or may decline

The trading price of our common stock may fluctuate widely as a result of a number of factors, many of which are outside our control. In addition, the stock markets are subject to fluctuations in the share prices and trading volumes generally, which could adversely affect the market price of our common stock. Among the factors that could affect our stock price are:

•	actual or anticipated quarterly fluctuations in our operating results or financial condition;

•	changes in revenue or earnings estimates or publication of research reports and recommendations by financial analysts;

•	failure to meet analysts’ revenue or earnings estimates;

•	speculation in the press or investment community;

•	strategic actions by us or our competitors, such as acquisitions or restructurings;

•	fluctuations in the stock price and operating results of our competitors;

•	general market conditions and, in particular, developments related to market conditions for the financial services industry;

•	proposed or adopted regulatory changes or developments; or

•	anticipated or pending investigations, proceedings or litigation that involve or affect us.

The stock market and, in particular, the market the stock of financial institutions, has experienced significant volatility recently as a result of (i) the financial difficulties encountered by a number of very large and prominent banking institutions, such as Citigroup and Bank of America, which has adversely affected the stock prices of numerous banks, including those that have been able to weather the economic recession, and (ii) concerns and a lack of confidence among investors that economic and market conditions will improve. As a result, the market price of our common stock was volatile and declined significantly during 2008, as was the case with a large number of other banks, including most of our competitors. In addition, the trading prices of our common stock are affected by a number of factors, including our financial condition, performance, creditworthiness and prospects, but some of which are outside of our control, such as economic conditions generally and changes in the confidence about economic conditions among businesses and consumers. In particular, the capital and credit markets have been experiencing volatility and disruption for more than a year. In recent months, that volatility and disruption has reached unprecedented levels, largely due to the worsening of the economic recession and uncertainties with respect to its ultimate duration and severity. As a result, we could experience a further decline in our stock price during 2009, which could result in substantial losses for individual shareholders and could lead to costly and disruptive securities litigation.

We may face other risks

From time to time, other risks can arise with respect to our business and/or financial results which we will report in our filings with the Securities and Exchange Commission.

For further discussion of risks that can affect our financial performance or financial condition, also see “Item 7. — Management’s Discussion and Analysis of Financial Condition and the Results of Operations” below in this Report.

Due to these and other possible uncertainties and risks, you are cautioned not to place undue reliance on the forward looking statements contained in this Report, which speak only as of the date of this Report. We also disclaim any obligation to update or revise forward-looking statements contained in this Report, except as may be required by law or by NASDAQ.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Set forth below is information regarding our headquarters office and our eight existing financial services centers. All of our offices are leased.

Location	Square Footage	Lease Expiration Date
Headquarters Offices and Internet Banking Facility:
Costa Mesa, California	21,000	May, 2009
Financial Centers:
Costa Mesa, California	3,000	June, 2009
Newport Beach, California	10,500	June, 2011
San Juan Capistrano, California	7,600	February, 2013
Beverly Hills, California	4,600	June, 2011
La Jolla, California	3,800	February, 2012
La Habra, California	6,000	January, 2013
Long Beach, California	6,700	August, 2010
Ontario, California	5,000	February, 2011

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is information, as of March 8, 2008, regarding our principal executive officers:

Name and Age	Position with Bancorp and the Bank
Raymond E. Dellerba, 61	President and Chief Executive Officer Senior
Nancy Gray, 58	Executive Vice President and Chief Financial Officer
Robert W. Bartlett, 62	Senior Executive Vice President and Chief Operating Officer

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

Nancy Gray, who is a certified public accountant, has been a Senior Executive Vice President and the Chief Financial Officer of the Company and the Bank since May 2002. From 1980 through 2001, Ms. Gray was Senior Vice President and Financial Executive of Bank of America in Southern California, Missouri, Georgia, and Texas.

Robert W. Bartlett, joined Pacific Mercantile Bank as its Senior Executive Vice President and Chief Operating Officer on October 31, 2008. In his banking career spanning some 34 years, Mr. Bartlett has held key senior management positions in Orange and Los Angeles County banks to include Commercial Banking Manager, Area Credit Administrator, Chief Credit Officer and Chief Operating Officer.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES

Trading Market for the Company’s Shares

Our common stock is traded on the NASDAQ National Market under the symbol “PMBC.” The following table presents the high and low sales prices as reported on the NASDAQ National Market of, and certain other information with respect to, our common stock for each of the calendar quarters indicated below:

	High	Low	Dividends
Year Ended December 31, 2008
First Quarter	$12.31	$8.67	$0.10
Second Quarter	$9.87	$6.35	$—
Third Quarter	$7.32	$6.12	$—
Fourth Quarter	$6.67	$3.45	$—

Year Ended December 31, 2007
First Quarter	$16.71	$14.02	$—
Second Quarter	$14.59	$13.50	$—
Third Quarter	$17.78	$13.60	$—
Fourth Quarter	$16.10	$11.50	$—

The high and low per share sale prices of our common stock on the NASDAQ National Market on March 3, 2009, were $3.55 and $3.31, respectively. As of March 3, 2008 there were approximately 165 holders of record of our common stock.

Stock Price Performance

The following graph compares the stock performance of our common stock, in each of the years in the five year period ended December 31, 2008, with that of (i) the Russell Microcap Index, which is comprised of the smallest 1,000 members of the Russell 2000 and the next smallest 1,000 companies, by market cap, which include the Company, and (ii) an index, published by SNL Securities L.C. (“SNL”) and known as the SNL Western Bank Index, which is comprised of 67 banks and bank holding companies, including the Company, whose shares are listed on NASDAQ or the New York Stock Exchange and most of which are based in California and the remainder of which are based in nine other western states, including Oregon, Washington and Nevada. We believe that the banks and bank holding companies comprising the SNL Western Bank Index are comparable to us, in terms of the markets on which their shares trade, and their size and market capitalizations.

	Period Ending
Index	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
Pacific Mercantile Bancorp	100.00	180.77	179.63	167.44	127.30	51.18
SNL Western Bank Index	100.00	113.64	118.32	133.50	111.51	108.57
Russell Microcap Index	100.00	114.14	117.07	136.43	125.52	74.87

(1)	The source of the above graph and chart source is SNL Securities, L.C. (“SNL”).

The Stock Performance Graph assumes that $100 was invested in the Company on December 31, 2003, and, at that same date, in the Russell 2000 Index, Russell Microcap Index and the SNL Western Bank Index and that any dividends paid in the indicated periods were reinvested. Shareholder returns shown in the Performance Graph are not necessarily indicative of future stock price performance.

Dividend Policy and Share Repurchase Programs

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

Pursuant to that policy, in February 2008, the Board of Directors declared a one-time cash dividend, in the amount of $0.10 per share of common stock, that was paid on March 14, 2008 to all shareholders of record as of February 29, 2008.

It continues to be the policy of the Board to retain earnings to support future growth and, at the present time, there are no plans to declare any additional cash dividends. However, the Board of Directors intends from time to time to consider the advisability of paying additional dividends in the future. Any such decision will be based on a number of factors, including the Company’s financial performance, its available cash resources and any competing needs for cash that the Company may have.

Share Repurchase Programs. In June 2005, our Board of Directors concluded that, at prevailing market prices, the Company’s shares represented an attractive investment opportunity and, therefore, that repurchases of Company shares would be a good use of Company funds. As a result, the Board of Directors approved a share repurchase program, which authorized the Company to purchase up to two percent (2%) of the Company’s outstanding common shares, which are approximately 200,000 shares in total. We have purchased 148,978 shares, with approximately 51,000 shares remaining to be purchased, under this program. In October 2008, the Board of Directors approved a new share repurchase plan which authorizes the Company to purchase up to an additional $2 million of its shares of common stock. No shares have yet been purchased pursuant to this program.

These programs, which were publicly announced on July 28, 2005 and October 31, 2008, respectively, provide for share repurchases to be made in the open market or in private transactions, in accordance with applicable Securities and Exchange Commission rules, when opportunities become available to purchase shares at prices believed to be attractive. We are not under any obligation to repurchase any additional shares under these share repurchase programs and the timing, actual number and value of shares that we may repurchase under these programs will depend on a number of factors, including our financial performance and available cash resources, competing uses for our corporate funds, prevailing market prices of our common stock and the number of shares that become available for sale at prices that we conclude are attractive, as well as any regulatory requirements applicable to us.

The following table sets forth information regarding our share repurchases in each of the months during the fourth quarter ended December 31, 2008.

	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet be Purchased under the Programs
October 1 to October 31, 2008	23,000	$4.23	23,000	68,828
November 1 to November 30, 2008	8,380	$3.94	8,380	460,448	(1)
December 1 to December 31, 2008	9,426	$3.53	9,426	451,022	(1)
Total	40,806	$4.01	40,806

(1)	We have assumed, for purposes of this table, that 400,000 shares will be the maximum number of shares that could be purchased under the share repurchase program approved in October 2008, based on assumed average purchase price of $5.00 per share. That assumed purchase price has been used solely for purposes of preparing this table and is not intended to be indicative of the future prices of our common stock. As a result, the maximum number of shares that may ultimately be purchased under this program may ultimately prove to be less or greater than 400,000 shares.

These share repurchase programs do not have expiration dates. However, the Company may elect (i) to suspend share repurchases at any time or from time to time, or (ii) to terminate the programs prior to the repurchase of all of the shares authorized for repurchase under these programs. Accordingly, there is no assurance that any additional shares will be repurchased under these programs.

Restrictions on the Payment of Dividends

Cash dividends from the Bank represent the principal source of funds available to the Bancorp, which it might use to pay dividends or for other corporate purposes, such as expansion of its business. Therefore, government regulations, including the laws of the State of California, as they pertain to the payment of cash dividends by California state chartered banks, limit the amount of funds that would be available to the Bancorp to pay cash dividends or fund other expenditures by the Bancorp in the future. In particular, under California law, cash dividends by a California state chartered bank may not exceed, in any calendar year, the lesser of (i) the sum of its net income for the year and its retained net income from the preceding two years (after deducting all dividends paid during the period), or (ii) the amount of its retained earnings. At December 31, 2008, the Bank’s retained earnings totaled approximately $18.4 million.

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

Equity Compensation Plans

Certain information, as of December 31, 2008, with respect to our equity compensation plans is set forth in Item 12, in Part III, of this Report.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The selected statement of operations data for the fiscal years ended December 31, 2008, 2007 and 2006, the selected balance sheet data as of December 31, 2008 and 2007, and the selected financial ratios, except for the tangible book value per share, that follow on the next page were derived from the Company’s audited consolidated financial statements. Those consolidated financial statements, together with the notes thereto, are included in Item 8 of this Report and the data set forth below should be read in conjunction with those consolidated financial statements and with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of this Report. The selected statement of operations data for the years ended December 31, 2005 and 2004, the selected balance sheet data as of December 31, 2006, 2005 and 2004 and the selected financial ratios for the periods prior to January 1, 2006 are derived from audited consolidated financial statements that are not included in this Report.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands except per share data)
Selected Statement of Operations Data:
Total interest income	$61,611	$70,058	$63,800	$45,995	$33,352
Total interest expense	34,498	38,617	31,418	17,298	11,694

Net interest income	27,113	31,441	32,382	28,697	21,658
Provision for loan losses	21,685	2,025	1,105	1,145	973

Net interest income after provision for loan losses	5,428	29,416	31,277	27,552	20,685
Noninterest income	2,606	1,673	1,266	1,053	2,010
Noninterest expense	23,702	21,718	20,683	17,493	14,311

Income (loss) before income taxes	(15,668)	9,371	11,860	11,112	8,384
Income tax expense (benefit)	(3,702)	3,601	4,739	4,547	3,462

Income (loss) from continuing operations	(11,966)	5,770	7,121	6,565	4,922
(Loss) from discontinued operations, net of taxes	—	—	(189)	(841)	(59)

Net income (loss)	$(11,966)	$5,770	$6,932	$5,724	$4,863

Per share data-basic:
Income (loss) from continuing operations	$(1.14)	$0.55	$0.70	$0.64	$0.49
(Loss) from discontinued operations	—	—	(0.02)	(0.08)	(0.01)

Net income (loss) per share—basic	$(1.14)	$0.55	$0.68	$0.56	$0.48

Per share data-diluted:
Income (loss) from continuing operations	$(1.14)	$0.53	$0.66	$0.62	$0.47
(Loss) from discontinued operations	—	—	(0.02)	(0.08)	(0.01)

Net income (loss) per share—diluted	$(1.14)	$0.53	$0.64	$0.54	$0.46

Weighted average shares outstanding
Basic	10,473,476	10,422,830	10,233,926	10,100,514	10,082,049
Diluted	10,473,476	10,855,160	10,829,775	10,562,976	10,597,433
Dividends per share	$0.10	—	—	—	—

	December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands except for per share information)
Selected Balance Sheet Data:
Cash and cash equivalents (1)	$107,133	$53,732	$26,304	$34,822	$96,109
Total loans (2)	828,041	773,071	740,957	650,027	511,827
Total assets	1,164,059	1,077,023	1,042,529	981,156	845,539
Total deposits	821,686	746,663	717,793	580,349	533,563
Junior subordinated debentures	17,527	17,527	27,837	27,837	27,837
Total shareholders’ equity	84,232	96,862	87,926	78,517	74,976
Tangible book value per share (3)	$8.08	$9.36	$8.81	$8.08	$7.58

(1)	Cash and cash equivalents include cash and due from other banks and federal funds sold.
(2)	Net of allowance for loan losses and excluding mortgage loans held for sale.
(3)	Unaudited and excludes accumulated other comprehensive income (loss) included in shareholders’ equity.

	At December 31,
	2008	2007	2006	2005	2004
	(unaudited)
Selected Financial Ratios From Continuing Operations:
Return on average assets	(1.06)%	0.53%	0.70%	0.72%	0.63%
Return on average equity	(12.37)%	6.25%	8.52%	8.54%	6.79%
Ratio of average equity to average assets	(8.59)%	8.47%	8.26%	8.46%	9.22%

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Forward Looking Statements

The following discussion contains statements (which are commonly referred to as “forward looking statements”) which discuss our beliefs or expectations about (i) operating trends in our markets and in economic conditions more generally, and (ii) our future financial performance and future financial condition. The consequences of those operating trends on our business and the realization of our expected future financial results, which are discussed in those forward looking statements, are subject to the uncertainties and risks that are described above in Item 1A of this Report under the caption “RISK FACTORS.” Due to those uncertainties and risks and the uncertainties with respect to the duration and effects of those operating trends on our business, our future financial performance may differ, possibly significantly, from the performance that is currently expected as set forth in the forward looking statements. As a result, you should not place undue reliance on those forward looking statements. We disclaim any obligation to update or revise any of the forward looking statements, whether as a result of new information, future events or otherwise.

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

Overview of Fiscal 2008 Operating Results

The following table sets forth information comparing our results of operations for the fiscal year ended December 31, 2008 to our results of operations in the years ended December 31, 2007 and 2006.

	Year Ended December 31.
	2008		2007		2006
	Amount	Percent Change	Amount	Percent Change	Amount
	(Dollars in thousands, except per share data)
Interest income	$61,611	(12.1)%	$70,058	9.8%	$63,800
Interest expense	34,498	(10.7)%	38,617	22.9%	31,418
Net interest income	27,113	(13.8)%	31,441	(2.9)%	32,382
Provision for loan losses	21,685	970.9%	2,025	83.3%	1,105
Noninterest income	2,606	55.8%	1,673	32.2%	1,266
Noninterest expense	23,702	9.1%	21,718	5.0%	20,683
Income (loss) before income taxes	(15,668)	(267.2)%	9,371	(21.0)%	11,860
Income tax expense (benefit)	(3,702)	(202.8)%	3,601	(24.0)%	4,739
Income (loss) from continuing operations(1)	(11,966)	(307.4)%	5,770	(19.0)%	7,121
Loss from discontinued operations(1)	—	—	—	100.0%	(189)
Net income (loss)	(11,966)	(307.4)%	5,770	(16.8)%	6,932
Per share data —diluted
Income (loss) from continuing operations	$(1.14)	(315.1)%	$0.53	(19.7)%	$0.66
Loss from discontinued operations	—	—	—	100.0%	(0.02)
Net income (loss) per share—diluted	(1.14)	(315.1)%	0.53	(17.2)%	0.64
Weighted average number of diluted shares	10,473,476	(3.5)%	10,855,160	0.2%	10,829,775

(1)	Net of taxes.

As the above table indicates, in 2008 we incurred a net loss of $12 million as compared to net income of $5.8 million in 2007, due to a number of factors, the most important of which was the worsening of the economic recession which led to (i) significant increases in defaults by borrowers of their loans, which required us to recognize losses on those loans and to significantly increase our allowance for loan losses and (ii) a decrease in our net interest income.

The following provides an overview of the more significant changes in our operating results in fiscal 2008, which are discussed in greater detail in the discussion that follows this overview.

•

Increase in Loan Losses and in the Provision for Loan Losses. The adverse effects of the worsening economic recession are reflected in the provisions that we made for loan losses in fiscal 2008. During 2008, we made provisions for loan losses totaling almost $21.7 million, as compared to approximately $2.0 million for fiscal 2007, in order to (i) to provide for loan charge-offs and write-downs totaling $12.4 million, and (ii) to increase the allowance for loan losses (after giving effect to those loan charge-offs and write-downs), to approximately $15.5 million at December 31, 2008. The increase in loan write-downs and our decision to significantly increase our loan loss reserves were primarily attributable to a substantial increase in loan defaults by borrowers who were adversely affected by the worsening economic recession and uncertainties as to its continued duration and future severity.

•

Decrease in Net Interest Income. Net interest income decreased by $4.3 million, or 14%, in fiscal 2008, despite an increase in lending, primarily as a result of an $8.5 million, or 12%, decrease in interest income that was primarily attributable to a reduction in prevailing market rates of interest resulting from interest rate reductions implemented by the Federal Reserve Board to stimulate the economy and spur borrowings by businesses and consumers. Due to those Federal Reserve Board actions, the prime rate of interest, which is the rate we charge on a large portion of the loans we make, decreased by 400 basis points from the beginning to the end of 2008. Those Federal Reserve Board interest rate reductions also enabled us to reduce the interest rates we paid on deposits and other interest-bearing liabilities, which led to a $4 million, or 11%, decrease in interest expense that partially offset the reduction in interest income in 2008.

•

Increase in Noninterest Income. Noninterest income increased by $933,000 in fiscal 2008, as compared to fiscal 2007, primarily as a result of an increase of $2.1 million in gains on securities available for sale, and a $556,000 increase in transaction fees and service charges, offset by a $1.6 million impairment in the carrying value of certain available for sale securities.

•

Increase in Noninterest Expense. Noninterest expense increased by $2 million, or 9%, in fiscal 2008, as compared to fiscal 2007, due primarily to (i) a $1.4 million increase in 2008 in expenses incurred in connection with real properties acquired from borrowers on or in lieu of foreclosures (commonly referred to as “real estate owned” or “REO”), and (ii) an $860,000 increase of salaries and employee benefits due principally to the addition of loan officers. Partially offsetting these increases was a $420,000 decrease in amortization of debt issuance costs.

•

Income Tax Benefit. Our net loss reflects the recognition of an income tax benefit of $3.7 million for 2008, net of a valuation allowance of $3.0 million. This income tax benefit was primarily attributable to the loss incurred in 2008 and an increase in deferred tax benefits, consisting principally of tax credit carryforwards and income tax deductions.

Set forth below are certain key financial performance ratios and other financial data from continuing operations for the periods indicated:

	Year Ended December 31,
	2008	2007	2006
Return on average assets	(1.06)%	0.53%	0.70%
Return on average shareholders’ equity	(12.37)%	6.25%	8.52%
Ratio of average equity to average assets	8.59%	8.47%	8.26%
Net interest margin(1)	2.47%	2.96%	3.30%

(1) Net interest income expressed as a percentage of total average interest earning assets.

Changes in Financial Condition

To reduce our exposure to the deteriorating conditions in the real estate market, we have been reducing the volume of single family residential and real estate construction loans since the fourth quarter of 2007, while increasing the volume of commercial and business loans. As a result, as of December 31, 2008, single family residential and real estate construction loans accounted for 11.6% of the loans in our loan portfolio, as compared to 14.4% at December 31, 2007.

We believe that these reductions in the volume of real estate related loans, together with our actions in charging off non-performing loans and significantly increasing the allowance for loan losses , have improved the quality of our loan portfolio and, at the same time, has enhanced our ability to absorb additional loan losses that may occur as a result of the continuing economic recession.

The net loss in 2008 reduced shareholders equity by $12.0 million to $84.2 million and our tangible book value per share to $8.08 at December 31, 2008 from $96.9 million and $9.36, respectively, at December 31, 2007. However, notwithstanding the net loss in 2008 and the resulting decrease in shareholders equity, the ratio of our total capital-to-risk weighted assets, which is the principal federal regulatory measure of the financial strength of banking institutions, was 12.1%. As a result, we continued to be classified, under bank regulatory guidelines, as a “well-capitalized” banking institution, which is the highest of the capital standards established under federal banking regulations.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and general practices in the banking industry. Certain of those accounting policies are considered critical accounting policies, because they require us to make estimates and assumptions regarding circumstances or trends that could affect the value of those assets, such as economic conditions or trends that could impact our ability to fully collect our loans or ultimately realize the carrying value of certain of our other assets. Those estimates and assumptions are made based on current information available to us regarding those economic conditions or trends or other circumstances. If changes were to occur in the events, trends or other circumstances on which our estimates or assumptions were based, or other unanticipated events were to occur that might affect our operations, we may be required under GAAP to adjust our earlier estimates and to reduce the carrying values of the affected assets on our balance sheet, generally by means of charges against income.

Our critical accounting policies relate to the determination of our allowance for loan losses, the fair value of securities available for sale and the realizability, and hence the valuation, of our deferred tax asset.

Allowance for Loan Losses. The accounting policies and practices we follow in determining the sufficiency of the allowance we establish for possible loan losses require us to make judgments and assumptions about economic and market conditions and trends that can affect the ability of our borrowers to meet their loan payment obligations to us. Accordingly, we use historical loss factors, adjusted for current economic and market conditions, other economic indicators and applicable bank regulatory guidelines, to determine the losses inherent in our loan portfolio and the sufficiency of our allowance for loan losses. If unanticipated changes were to occur in those conditions or trends, or the financial condition of borrowers were to deteriorate, or there were changes to these loss factors or regulatory guidelines, actual loan losses could be greater than those that had previously been predicted. In such an event, it could become necessary for us to increase the allowance for loan losses by means of a charge to income referred to in our financial statements as the “provision for loan losses.” Such an increase would reduce the carrying value of the loans on our balance sheet, and the additional provision for loan losses taken to increase that allowance would reduce our income in the period when it is determined that an increase in the allowance for loan losses is necessary. During the fourth quarter of 2008, federal bank regulatory agencies adopted new and more stringent guidelines and methodologies for identifying losses in bank loan portfolios and determining the sufficiency of loan loss reserves, due to the worsening of the economic recession and the prospects that conditions would not improve during 2009. We applied those new guidelines and methodologies beginning in the fourth quarter of 2008 and we will continue applying them in 2009. See the discussion in the subsections entitled “—Provision for Loan Losses” and “—Allowance for Loan Losses and Nonperforming Loans” below.

Fair Value of Securities Available for Sale. We determine the fair value of our investment securities by obtaining quotes from third party vendors and securities brokers. When quotes are not available, a reasonable fair value is determined by using a variety of industry standard pricing methodologies including, but not limited to, discounted cash flow analysis, matrix pricing, option adjusted spread models, as well as fundamental analysis. These pricing methodologies require us to make various assumptions relating to such matters as future prepayment speeds, yield, duration, monetary policy and demand and supply for the individual securities. Consequently, if changes were to occur in the market or other conditions on which those assumptions were based, it could become necessary for us to reduce the fair values of our securities, which would result in changes to accumulated other comprehensive income/(loss) on our balance sheet. If the Company determines reductions in the fair values of any securities are other than temporary, it will be necessary for the Company to take an impairment loss directly to our income statement.

Utilization and Valuation of Deferred Income Tax Benefits. We recognize deferred tax assets and liabilities for the future tax consequences related to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax credits. We evaluate our deferred tax assets for recoverability using a consistent approach that considers the relative impact of negative and positive evidence, including our historical profitability and projections of future taxable income. We are required to establish a valuation allowance for deferred tax assets and record a charge to income or stockholders’ equity if we determine, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets will not be realized. In evaluating the need for a valuation allowance, we estimate future taxable income based on management-approved business plans and ongoing tax planning strategies. This process involves significant management judgment about assumptions that are subject to change from period to period based on changes in tax laws or variances between our projected operating performance, our actual results and other factors. Accordingly, we have included the assessment of a deferred tax asset valuation allowance as a critical accounting policy.

Our deferred tax assets increased to $6.6 million at December 31, 2008, net of a non-cash charge of $3.0 million that we recorded to establish a partial deferred tax asset valuation allowance.

Discontinued Business

In the second quarter 2006, the Bank sold PMB Securities Corp, our retail securities brokerage business, which had been operated as a wholly-owned subsidiary of the Bancorp. In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the operating results of the retail securities brokerage business has been classified as discontinued operations and prior period financial statements were restated on that same basis. See “Selected Financial Data” and our consolidated financial statements contained in Item 8 of this Report.

Additionally, as a result of the sale of the securities brokerage business, our commercial banking business constitutes our continuing operations and the discussion that follows focuses almost entirely on its operations.

Results of Operations

Net Interest Income

One of the principal determinants of a bank’s income is its net interest income, which is the difference between (i) the interest that a bank earns on loans, investment securities and other interest earning assets, on the one hand, and (ii) its interest expense, which consists primarily of the interest it must pay to attract and retain deposits and the interest that it pays on borrowings and other interest-bearing liabilities, on the other hand. A bank’s interest income and interest expense are, in turn, affected by a number of factors, some of which are outside of its control, including national and local economic conditions and the monetary policies of the Federal Reserve Board which affect interest rates, the demand for loans by prospective borrowers, the competition among banks and other lending institutions for loans and deposits, and the ability of borrowers to meet their loan payment obligations. Net interest income, when expressed as a percentage of total average interest earning assets, is a banking organization’s “net interest margin.”

Fiscal 2008 Compared to Fiscal 2007. In fiscal 2008, our net interest income decreased by $4.3 million, or 14%, to $27.1 million, from $31.4 million in fiscal 2007, primarily as a result of an $8.4 million, or 12%, decrease in interest income that more than offset a $4.1 million, or 10.7%, decrease in interest expense. The decrease in interest income in 2008 over 2007 was due primarily to a decrease in the average interest rate earned (i) on loans to 6.24% in 2008 from 7.41% in 2007, and (ii) on short-term investments to 1.72% in 2008 from 5.03% in 2007, primarily as a result of the interest rate reductions implemented by the Federal Reserve Board during 2008.

The average interest rate on deposits and other interest-bearing liabilities declined to 4.02% in 2008 from 4.7% in 2007, primarily due to those same interest rate reductions by the Federal Reserve Board, which enabled us to reduce interest rates on deposits and benefit from reductions in interest rates on borrowings and other interest bearing liabilities.

Our net interest margin for fiscal 2008 decreased to 2.47% in 2008 from 2.96% in fiscal 2007, as the decrease in interest income was greater than the decrease in interest expense in 2008, because the beneficial impact of the decline in interest rates on our interest expense in 2008 was partially offset by the effects on interest expense of (i) an increase in the volume of our deposits and (ii) a change in the mix of our deposits to a higher proportion of time deposits (on which we pay higher rates of interest than on other deposits) and a lower proportion of non-interest bearing deposits.

Fiscal 2007 Compared to Fiscal 2006. In fiscal 2007, our net interest decreased by $941,000, or 3%, to $31.4 million, from $32.4 million in fiscal 2006, primarily as a result of a $7.2 million, or 23%, increase in interest expense that more than offset a $6.3 million, or 10% increase in interest income.

The increase in interest expense in 2007 over 2006 was due primarily to (i) increases of $101 million in the average volume of our time deposits, on which we pay higher rates of interest than on core deposits, and (ii) an increase in the average interest rate paid on interest-bearing liabilities to 4.76% in 2007 from 4.24% in 2006, primarily as a result of the increases in interest rates promulgated by the Federal Reserve Board during the first nine months of 2007.

The increase in interest income was primarily attributable to (i) an increase of $47 million, or 7%, in the average volume of our outstanding loans during fiscal 2007 over fiscal 2006 and (ii) an increase in yields on interest earning assets to 6.60% in 2007 from 6.50% in 2006, due primarily to the effects of interest rate increases by the Federal Reserve Board in furtherance of its national monetary policies. We funded the increase in loan volume by increasing the volume of interest-bearing deposits and with funds generated by sales of securities held for sale.

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

Information Regarding Average Assets and Average Liabilities

The following tables set forth information regarding our average balance sheet, yields on interest earning assets, interest expense on interest-bearing liabilities, the interest rate spread and the interest rate margin for the years ended December 31, 2008, 2007, and 2006. Average balances are calculated based on average daily balances.

	Year Ended December 31,
	2008			2007
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest earning assets:
Short-term investments(1)	$53,753	$924	1.72%	$71,127	$3,581	5.03%
Securities available for sale and stock(2)	230,021	10,148	4.41%	246,332	11,266	4.57%
Loans (3)	809,543	50,539	6.24%	744,589	55,211	7.41%

Total earning assets	1,093,317	61,611	5.64%	1,062,048	70,058	6.60%
Noninterest earning assets	33,321			28,524

Total Assets	$1,126,638			$1,090,572

Interest-bearing liabilities:
Interest-bearing checking accounts	$20,176	108	0.53%	$22,245	154	0.69%
Money market and savings accounts	134,701	2,619	1.94%	154,263	5,337	3.46%
Certificates of deposit	455,138	20,746	4.56%	396,909	20,454	5.15%
Other borrowings	231,057	9,952	4.31%	214,979	10,716	4.98%
Junior subordinated debentures	17,682	1,073	6.07%	23,142	1,956	8.45%

Total interest-bearing liabilities	858,754	34,498	4.02%	811,538	38,617	4.76%

Noninterest-bearing liabilities	171,127			186,681

Total Liabilities	1,029,881			998,219
Shareholders’ equity	96,757			92,353

Total Liabilities and Shareholders’ Equity	$1,126,638			$1,090,572

Net interest income		$27,113			$31,441

Interest rate spread			1.62%			1.84%

Net interest margin			2.47%			2.96%

(1)	Short-term investments consist of federal funds sold and interest bearing deposits that we maintain at other financial institutions.
(2)	Stock consists of Federal Home Loan Bank Stock and Federal Reserve Bank Stock.
(3)	Loans include the average balance of nonaccrual loans.

	Year Ended December 31, 2006
	Average Balance	Interest Earned/ Paid	Average Yield/Rate
	(Dollars in thousands)
Short-term investments(1)	$27,726	$1,403	5.06%
Securities available for sale and stock(2)	257,036	11,423	4.44%
Loans (3)	697,176	50,974	7.31%

Total earning assets	981,938	63,800	6.50%
Noninterest earning assets	29,538

Total Assets	$1,011,476

Interest-bearing liabilities:
Interest-bearing checking accounts	$24,490	166	0.68%
Money market and savings accounts	142,416	4,419	3.10%
Certificates of deposit	296,070	13,780	4.65%
Other borrowings	250,277	10,799	4.32%
Junior subordinated debentures	27,837	2,254	8.10%

Total interest-bearing liabilities	741,090	31,418	4.24%

Noninterest-bearing liabilities	186,845

Total Liabilities	927,935
Shareholders’ equity	83,541

Total Liabilities and Shareholders’ Equity	$1,011,476

Net interest income		$32,382

Interest rate spread			2.26%

Net interest margin			3.30%

(1)	Short-term investments consist of federal funds sold and interest bearing deposits that we maintain at other financial institutions.
(2)	Stock consists of Federal Home Bank Stock and Federal Reserve Bank Stock.
(3)	Loans include the average balance of nonaccrual loans.

The following table sets forth changes in interest income, including loan fees, and interest paid in each of the years ended December 31, 2008, 2007 and 2006 and the extent to which those changes were attributable to changes in (i) the volumes of or in the rates of interest earned on interest-earning assets and (ii) the volumes of or in the rates of interest paid on our interest-bearing liabilities.

	2008 Compared to 2007 Increase (decrease) due to Changes in			2007 Compared to 2006 Increase (decrease) due to Changes in
	Volume	Rates	Total Increase (Decrease)	Volume	Rates	Total Increase (Decrease)
	(Dollars in thousands)
Interest income
Short-term investments(1)	$(720)	$(1,937)	$(2,657)	$2,185	$(7)	$2,178
Securities available for sale and stock(2)	(729)	(389)	(1,118)	(484)	327	(157)
Loans	4,545	(9,217)	(4,672)	3,507	730	4,237

Total earning assets	3,096	(11,543)	(8,447)	5,208	1,050	6,258
Interest expense
Interest-bearing checking accounts	(13)	(33)	(46)	(15)	3	(12)
Money market and savings accounts	(610)	(2,108)	(2,718)	385	533	918
Certificates of deposit	2,807	(2,515)	292	5,077	1,597	6,674
Borrowings	763	(1,527)	(764)	(1,637)	1,554	(83)
Junior subordinated debentures	(403)	(480)	(883)	(393)	95	(298)

Total interest-bearing liabilities	2,544	(6,663)	(4,119)	3,417	3,782	7,199

Net interest income	$552	$(4,880)	$(4,328)	$1,791	$(2,732)	$(941)

(1)	Short-term investments consist of federal funds sold and interest bearing deposits with financial institutions.
(2)	Stock consists of Federal Reserve Bank stock and Federal Home Loan Bank stock.

The above table indicates that in 2008 declines in interest rates resulted in a $4.9 million decline in net interest income, partially offset by a $552,000 increase in net interest income attributable to increased loan volume. In 2007, declines in interest rates resulted in a $2.7 million decrease in net interest income, partially offset by a $1.8 million increase in net interest income that was attributable to increases in the volumes of loans and short term investments.

Provision for Loan Losses

Like virtually all banks and other financial institutions, we follow the practice of maintaining an allowance for possible loan losses that occur from time to time as an incidental part of the banking business. When it is determined that the payment in full of a loan has become unlikely, the carrying value of the loan is reduced (“written down”) to what management believes is its realizable value or, if it is determined that a loan no longer has any realizable value, the carrying value of the loan is written off in its entirety (a loan “charge-off”). Loan charge-offs and write-downs are charged against that allowance. The amount of the allowance for loan losses is increased periodically (i) to replenish the allowance after it has been reduced due to loan charge-offs, (ii) to reflect increases in the volume of outstanding loans, and (iii) to take account of changes in the risk of potential losses due to a deterioration in the condition of borrowers or in the value of property securing non–performing loans or adverse changes in economic conditions. See “—Financial Condition—Allowance for Loan Losses and Nonperforming Loans” below in this section of this Report. Increases in the allowance for loan losses are made through a charge, recorded as an expense in the statement of operations, referred to as the “provision for loan losses.” Recoveries of loans previously charged-off are added back to the allowance and, therefore, have the effect of increasing the allowance and reducing the amount of the provision that might otherwise have to be made to replenish or increase the allowance.

We employ or if changes were made to regulatory guidelines, industry standards and historical loan loss experience to determine both the sufficiency of the allowance for loan losses and, the amount of the provisions that are required to be made for potential loan losses. However, those determinations involve judgments about trends in current economic conditions and other events that can affect the ability of borrowers to meet their loan obligations to us. The duration and anticipated effects of prevailing economic conditions or trends can be uncertain and could be affected by number of risks and circumstances that are outside of our ability to control. See the discussion above in Item 1A of this Report under the caption “RISK FACTORS—We could incur losses on the loans we make.” If changes in economic or market conditions or unexpected subsequent events were to occur, or if changes were made to bank regulatory guidelines or industry standards that are used to assess the sufficiency of the allowance for loan losses, it could become necessary to incur additional, and possibly significant, charges to increase the allowance for loan losses, which would have the effect of reducing our income or causing us to incur losses.

In addition, the FRB and the California Department of Financial Institutions (the “DFI”), as an integral part of their examination processes, periodically review the adequacy of our allowance for loan losses. These agencies may require us to make additional provisions for possible loan losses, over and above the provisions that we have already made, the effect of which would be to reduce our income.

In fiscal 2008 we made provisions for possible loan of $21.7 million, as compared to $2.0 million in 2007. That increase was due to a $12.4 million in loan charge-offs and write-downs and increases in non-performing loans, primarily consisting of real estate related loans, and a decision to increase the allowance for loans losses at December 31, 2008 to $15.5 million (after giving effect to those loan charge-offs and write-downs). The principal factors that led us to make that decision were (i) the worsening of the economic recession during the second half of 2008 and uncertainties with respect to its duration and ultimate severity, which increased the risks of loan defaults by borrowers, and (ii) a $64 million increase in the volume of outstanding loans.

The following table sets forth the changes in the allowance for loan losses in the years ended December 31, 2008, 2007, 2006, 2005 and 2004.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)
Total gross loans outstanding at end of period (1)	$843,494	$779,197	$746,886	$655,153	$515,859

Average total loans outstanding for the period (1)	$809,543	$744,589	$697,176	$561,908	$441,605

Allowance for loan losses at beginning of period	$6,126	$5,929	$5,126	$4,032	$3,943
Loans charged off
Commercial loans (2)	(4,591)	(1,006)	(102)	—	(889)
Construction loans – single family	(3,424)
Construction loans – other	(2,680)
Commercial real estate loans	(1,006)
Residential mortgage loans – single family	(307)	(696)	(184)	—	—
Consumer loans	(311)	(130)	(31)	(53)	(1)
Other loans	(119)

Total loans charged off	(12,438)	(1,832)	(317)	(53)	(890)
Loans recovery
Commercial loans	37
Consumer loans	3	4	15	2	6
Other loans	40

Total loans recovery	80	4	15	2	6

Net loans charged off	(12,358)	(1,828)	(302)	(51)	(884)
Provision for loan losses charged to operating expense	21,685	2,025	1,105	1,145	973

Allowance for loan losses at end of period	$15,453	$6,126	$5,929	$5,126	$4,032

Allowance for loan losses as a percentage of average total loans	1.91%	0.82%	0.85%	0.91%	0.91%
Allowance for loan losses as a percentage of total outstanding loans at end of period	1.83%	0.79%	0.79%	0.78%	0.78%
Net charge-offs as a percentage of average total loans	1.53%	0.25%	0.04%	0.01%	0.20%
Net charge-offs as a percentage of total loans outstanding at end of period	1.47%	0.23%	0.04%	0.01%	0.17%
Net loans charged-off to allowance for loan losses	79.97%	29.84%	5.09%	0.99%	21.92%
Net loans charged-off to provision for loan losses	56.99%	90.27%	27.33%	4.45%	90.85%

(1)	Includes net deferred loan costs and excludes loans held for sale.
(2)	Approximately 44% of the commercial loan charge-offs in 2008 were attributable to loans made to commercial real estate related businesses or enterprises.

Noninterest Income

The following table identifies the components of and the percentage changes in noninterest income in the fiscal years ended December 31, 2008, 2007 and 2006, respectively:

	Year Ended December 31,
	2008		2007		2006
	Amount	Percentage Change	Amount	Percentage Change	Amount
	(Dollars in thousands)
Service fees on deposits and other banking transactions	$1,151	93.4%	$595	4.4%	$570
Net gains on sales of securities available for sale	2,346	792.0%	263	N/M	—
Non-temporary impairment of securities available for sale	(1,603)	N/M	—	N/M
Net loss on sale of other real estate owed	(40)	N/M	—	N/M	—
Other	752	(7.7)%	815	17.1%	696

Total noninterest income	$2,606	55.8%	$1,673	32.1%	$1,266

In fiscal 2008, noninterest income increased by $933,000, or 55.8%, as compared to fiscal 2007, due primarily to (i) $2.3 million of gains on sales of securities available for sale, and (ii) a $556,000 increase in fees and service charges on deposit account transactions, due primarily to an increase in the volume of deposit transactions, partially offset by a $1.6 million impairment loss to certain of the asset backed securities in our investment portfolio.

In fiscal 2007, noninterest income increased by $407,000, or 32.1%, as compared to fiscal 2006, due primarily to (i) increases in the fair values of securities held for sale, including mutual funds and other Bank owned investments, and (ii) gains on sales of securities available for sale.

Noninterest Expense

The following table sets forth the principal components of noninterest expense and the amounts thereof incurred in continuing operations in the years ended December 31, 2008, 2007 and 2006, respectively.

	Year Ended December 31,
	2008 Amount	Percent Change	2007 Amount	Percent Change	2006 Amount
	(Dollars in thousands)
Salaries and employee benefits	$12,767	7.2%	$11,907	2.5%	$11,618
Occupancy	2,741	0.9%	2,716	5.0%	2,586
Equipment and depreciation	1,073	(13.4)%	1,239	(7.8)%	1,344
Data processing	675	—	675	1.5%	665
Customer expense	479	(27.5)%	661	(17.8)%	804
FDIC insurance	634	24.8%	508	568.4%	76
Other real estate owned expenses	1,357	270.4%	5	N/M	—
Professional fees	1,187	15.4%	1,029	(7.0)%	1,107
Amortization of debt issuance costs	69	(85.9)%	489	757.9%	57
Other operating expenses (1)	2,720	9.3%	2,489	2.6%	2,426

Total non interest expense	$23,702	9.1%	$21,718	5.0%	$20,683

(1)	Other operating expenses primarily consist of telephone, advertising, and investor relations, promotional, business development, and regulatory expenses, insurance premiums and correspondent bank fees.

The increase in noninterest expense in 2008 was primarily attributable to (i) an increase in the number of real properties acquired on or in lieu of foreclosure, which caused us to incur expenses of nearly $1.4 million as compared to just $5,000 in 2007, and (ii) a $860,000 increase in salaries and employee benefits due primarily to the addition, during 2008, of new loan officers at the Bank, partially offset by a $420,000 decrease in the amortization of debt issuance costs.

In fiscal 2007, noninterest expense increased by $1.0 million or 5%, compared to fiscal 2006, due primarily to (i) the early redemption, in the third quarter of 2007, of $10.3 million principal amount of Junior Subordinated Debentures as a result of which we recognized a non cash charge of $443,000, representing the original issuance costs of those Debentures that we had formerly been amortizing over their original 30-year term, and (ii) increases, mandated by the Federal Deposit Insurance Reform Act of 2005, in FDIC insurance assessments payable by all FDIC insured banking institutions.

A measure of our ability to control noninterest expense is our efficiency ratio, which is the ratio of noninterest expense to net revenue (net interest income plus noninterest income). As a general rule, a lower efficiency ratio indicates an ability to generate increased revenue without a commensurate increase in the staffing and equipment and third party services and, therefore, would be indicative of greater operational efficiencies. However, a bank’s efficiency ratio can be adversely affected by factors such as the opening of new banking offices or in the Bank’s case, the 2008 impact of additional REO expenses.

As a result of the decrease in our net interest income and the increase in noninterest expense in 2008, our efficiency ratio was 80% in 2008, as compared to 66% in 2007 and 61% in 2006.

Income tax expense (benefit)

Due primarily to the pre-tax loss we incurred in 2008, our deferred tax assets increased from $4.6 million at December 31, 2007 to $6.6 million, net of a valuation allowance of $3.0 million, at December 31, 2008. We recognized and established the valuation allowance in the fourth quarter of 2008 to reduce the deferred tax assets to an amount we considered to be recoverable after we had made a determination that it had become less likely than not that we would be able to use the tax deductions and tax credit carryforwards comprising the deferred tax assets, in full, prior to their expiration. The valuation allowance was established by a non-cash charge to our statement of operations that was reflected in the income tax benefit recorded for 2008.

The factors that led us to record a partial valuation allowance against our net deferred tax assets are discussed above in “Critical Accounting Policies—Utilization and Valuation of Deferred Income Tax Benefits” of this Item 7 and in the “Notes to Consolidated Financial Statements—Note 10, Income Taxes.” The amount of deferred tax assets considered realizable is subject to adjustment in future periods. We will continue to monitor available evidence related to our ability to utilize our remaining deferred tax assets. If we determine, in the future, that a full recovery of our remaining deferred tax assets has become unlikely, we would record an additional valuation allowance against the deferred tax assets that we estimate may not be recoverable. Our income tax expense or benefit in future periods will be reduced or increased to the extent of offsetting decreases or increases to our valuation allowance.

Financial Condition

Assets

Our total consolidated assets increased by $87 million, or 8%, to $1.164 billion at December 31, 2008 from $1.077 billion at December 31, 2007, primarily as a result of (i) an increase in the volume of our outstanding loans, which was primarily attributable to the addition of new loan officers and the growth of our lending business, and (ii) an increase in cash and cash equivalents during 2008 to increase our liquidity in response to the worsening of the economic recession and its impact on California, which has seen significant declines in real property values, increases in real estate foreclosures and sharp increases in unemployment (which exceeds the national average). This increase in outstanding loans was funded primarily by increases in time deposits.

The following table sets forth the composition of our interest earning assets at:

	December 31, 2008	December 31, 2007
	(In thousands)
Federal funds sold (1)	$—	$39,400
Interest-bearing deposits with financial institutions(1)	90,707	—
Interest-bearing time deposits with financial institutions	198	198
Federal Reserve Bank and Federal Home Loan Bank Stock, at cost	13,420	12,662
Securities available for sale, at fair value	160,945	218,838
Loans (net of allowances of $15,453 and $6,126, respectively)	828,041	773,071

(1)	Includes interest-earning balances maintained at the Federal Reserve Bank of San Francisco.

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

•

provides that time deposits that we maintain at other financial institutions must be placed with federally insured financial institutions, cannot exceed the maximum FDIC insured amount in any one institution and may not have a maturity exceeding 60 months; and

•	prohibits engaging in securities trading activities.

Securities Available for Sale. Securities that we intend to hold for an indefinite period of time, but which may be sold in response to changes in liquidity needs, in interest rates, or in prepayment risks or other similar factors, are classified as “securities available for sale”. Such securities are recorded on our balance sheet at their respective fair values and increases or decreases in those values are recorded as unrealized gains or losses, respectively, and are reported as “Other Comprehensive Income (Loss)” on our balance sheet, rather than included in or deducted from our earnings.

The following is a summary of the major components of securities available for sale and a comparison of the amortized cost, estimated fair values and the gross unrealized gains and losses attributable to those securities, as of December 31, 2008, 2007 and 2006:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(Dollars in thousands)
December 31, 2008
Securities available for sale:
U.S. Agencies/Mortgage backed securities	$126,065	$1,538	$(471)	$127,132
Collateralized mortgage obligations	10,703	4	(1,340)	9,367

Total government and agencies securities	136,768	1,542	(1,811)	136,499
Municipal securities	22,895	90	(1,523)	21,462
Asset backed securities	1,237	—	—	1,237
Mutual fund	1,747	—	—	1,747

Total securities available for sale	$162,647	$1,632	$(3,334)	$160,945

December 31, 2007
Securities available for sale:
U.S. Agencies/Mortgage backed securities	$174,370	$511	$(1,693)	$173,188
Collateralized mortgage obligations	18,885	—	(376)	18,509

Total government and agencies securities	193,255	511	(2,069)	191,697
Municipal securities	22,893	65	(417)	22,541
Asset backed securities	2,857		(5)	2,852
Mutual funds	1,748	—	—	1,748

Total securities available for sale	$220,753	$576	$(2,491)	$218,838

December 31, 2006
Securities available for sale:
U.S. Agencies/Mortgage backed securities	$211,790	$91	$(4,608)	$207,273
Collateralized mortgage obligations	21,751	—	(437)	21,314

Total government and agencies securities	233,541	91	(5,045)	228,587
Municipal securities	11,651	201	—	11,852
Mutual fund	1,473	—	—	1,473

Total securities available for sale	$246,665	$292	$(5,045)	$241,912

At December 31, 2008, U.S. Government and federal agency securities, consisting principally of mortgage backed securities and collateralized mortgage obligations with an aggregate fair market value of $143 million were pledged to secure Federal Home Loan Bank borrowings, repurchase agreements, local agency deposits and Treasury, Tax and Loan accounts.

The amortized cost, at December 31, 2008, of securities available for sale are shown in the table below by contractual maturities and historical prepayments based on the prior three months of principal payments. Expected maturities will differ from contractual maturities and historical prepayments, particularly with respect to collateralized mortgage obligations, because changes in interest rates will affect the timing and the extent of prepayments by borrowers.

	December 31, 2008 Maturing in
	One year or less		Over one year through five years		Over five years through ten years		Over ten years		Total
	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield
	(Dollars in thousands)
Securities available for sale(1):
U.S. Agencies/Mortgage backed securities	$12,511	4.19%	$43,152	4.29%	$23,953	4.63%	$46,449	4.71%	$126,065	4.50%
Collateralized mortgage obligations	2,155	4.58%	2,567	4.45%	5,981	4.55%	—	0.00%	10,703	4.53%
Municipal securities					3,128	4.10%	19,767	4.26%	22,895	4.24%
Asset backed securities							1,237	2.83%	1,237	2.83%

Total Securities Available for sale (1)	$14,666	4.25%	$45,719	4.30%	$33,062	4.56%	$67,453	4.54%	$160,900	4.45%

(1)	Mutual fund securities of $1.7 million are excluded from the above table, as they do not have stated contractual maturity dates.

The table below shows, as of December 31, 2008, the gross unrealized losses and fair values of our investments, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	Securities With Unrealized Loss as of December 31, 2008
	Less than 12 months		12 months or more		Total
(Dollars In thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
US agencies and mortgage backed securities	$8,126	$(47)	$19,973	$(424)	$28,099	$(471)
Collateralized mortgage obligations	2,837	(264)	6,102	(1,076)	8,939	(1,340)
Municipal securities	12,868	(852)	3,881	(671)	16,749	(1,523)

Total temporarily impaired securities	$23,831	$(1,163)	$29,956	$(2,171)	$53,787	$(3,334)

We regularly monitor investments for significant declines in fair value. We believe that the declines in the fair values of the these investment securities below their amortized costs, as set forth in the table above, are temporary because: (i) those declines are due to interest rate changes and not due to a deterioration in the creditworthiness of the issuers of those investment securities, and (ii) we have the ability to hold those securities until there is a recovery in their values or until their maturities.

Loans

The following table sets forth the composition, by loan category, of our loan portfolio, excluding mortgage loans held for sale, at December 31, 2008, 2007, 2006, 2005 and 2004:

	Year Ended December 31,
	2008		2007		2006		2005		2004
	Amt	Percent	Amt	Percent	Amt	Percent	Amt	Percent	Amt	Percent
	(Dollars in thousands)
Commercial loans	$300,945	35.7%	$269,887	34.6%	$230,960	30.9%	$187,246	28.6%	$132,964	25.8%
Commercial real estate loans – owner occupied	174,169	20.6%	163,949	21.0%	128,632	17.2%	$87,622	13.4%	85,761	16.6%
Commercial real estate loans – all other	127,528	15.1%	108,866	14.0%	125,851	16.8%	154,244	23.5%	88,759	17.2%
Residential mortgage loans – multi-family	100,971	12.0%	92,440	11.9%	98,678	13.2%	74,424	11.4%	80,502	15.6%
Residential mortgage loans – single family	65,127	7.7%	64,718	8.3%	76,117	10.2%	99,261	15.1%	92,692	18.0%
Construction loans	32,528	3.9%	47,179	6.1%	65,120	8.7%	27,557	4.2%	23,686	4.6%
Land development loans	33,283	3.9%	25,800	3.3%	16,733	2.2%	19,499	3.0%	6,045	1.2%
Consumer loans	9,173	1.1%	6,456	0.8%	5,401	0.7%	5,523	0.8%	5,471	1.1%

Gross loans	843,724	100.0%	779,295	100.0%	747,492	100.0%	655,376	100.0%	515,880	100.0%

Deferred fee (income) costs, net	(230)		(98)		(606)		(223)		(21)
Allowance for loan losses	(15,453)		(6,126)		(5,929)		(5,126)		(4,032)

Loans, net	$828,041		$773,071		$740,957		$650,027		$511,827

Commercial loans are loans to businesses to finance capital purchases or improvements, or to provide cash flow for operations. Real estate and residential mortgage loans are loans secured by trust deeds on real properties, including commercial properties and single family and multi-family residences. Construction loans are interim loans to finance specific construction projects. Consumer loans include installment loans to consumers.

The following tables set forth the maturity distribution of our loan portfolio (excluding single and multi-family residential mortgage loans and consumer loans) at December 31, 2008:

	December 31, 2008
	One Year or Less	Over One Year Through Five Years	Over Five Years	Total
	(In thousands)
Real estate and construction loans(1)
Floating rate	$33,141	$14,320	$159,408	$206,869
Fixed rate	42,523	85,279	32,837	160,639
Commercial loans
Floating rate	68,877	22,507	7,966	99,350
Fixed rate	139,057	42,704	19,834	201,595

Total	$283,598	$164,810	$220,045	$668,453

(1)	Does not include mortgage loans on single or multi-family residences or consumer loans, which totaled $166.1 million and $9.2 million, respectively, at December 31, 2008.

Allowance for Loan Losses and Nonperforming Loans

Allowance for Loan Losses. The allowance for loan losses at December 31, 2008 was $15.5 million, which represented approximately 1.83% of the loans outstanding at December 31, 2008, as compared to $6.1 million, or 0.79%, of the loans outstanding at December 31, 2007. This increase in the allowance for loan losses was primarily attributable to (i) the deteriorating economy during the second half of 2008, and uncertainties as to the duration and ultimate severity, of the current economic recession and (ii) the application of new and more stringent guidelines and methodologies for assessing the sufficiency of the allowance that were recently adopted by bank regulatory agencies largely in response to these economic conditions and uncertainties. See “—Results of Operations—Provision for Loan Losses” above.

We carefully monitor changing economic conditions, the loan portfolio by category, the financial condition of borrowers, the history of the loan portfolio, and we follow bank regulatory guidelines in determining the adequacy of the allowance for loan losses. We believe that the allowance at December 31, 2008 was adequate to provide for losses inherent in the loan portfolio. However, as the volume of loans increases, additional provisions for loan losses will be required to maintain the allowance at adequate levels. Additionally, the allowance was established on the basis of assumptions and judgments regarding such matters as economic conditions and trends, the financial condition of borrowers, and historical industry loan loss data and bank regulatory guidelines and, if there were changes in those economic conditions or trends or in applicable bank regulatory guidelines, actual loan losses in the future could be greater, possibly to a significant extent, than the losses that had been predicted on the basis of those earlier assumptions, judgments and guidelines. See “—Results of Operations—Provision for Loan Losses” above, which includes a table that sets forth the changes in the allowance for loan losses in each of the years in the five year period ended December 31, 2008.

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

	December 31,
	2008		2007		2006		2005		2004
	Allow for Loan Losses	% of Allow to Category of Loans	Allow for Loan Losses	% of Allow to Category of Loans	Allow for Loan Losses	% of Allow to Category of Loans	Allow for Loan Losses	% of Allow to Category of Loans	Allow for Loan Losses	% of Allow to Category of Loans
	(Dollars in thousands)
Real estate loans	$6,012	1.29%	$2,216	0.51%	$2,543	0.59%	$2,266	0.55%	$1,853	0.53%
Commercial loans	8,055	2.68%	3,072	1.14%	2,523	1.09%	2,473	1.32%	1,839	1.38%
Construction loans	1,257	1.91%	779	1.07%	756	0.92%	312	0.66%	246	0.83%
Consumer loans	129	1.41%	59	0.91%	107	1.98%	75	1.36%	94	1.72%

Total	$15,453	1.83%	$6,126	0.79%	$5,929	0.79%	$5,126	0.78%	$4,032	0.78%

Allocations are identified by loan category and allocated according to charge-off data and our analysis of the collectibility of the loans in each loan category. Substantially all of the loans in our loan portfolio are graded in the process of assessing the adequacy of the allowance.

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

The following table sets forth, as of the dates indicated below, the amount of adequately collateralized or reserved loans that were 90 days or more delinquent and which were classified as nonaccrual loans:

At December 31,
2008	2007	2006	2005	2004
(In thousands)
$15,925	$8,000	$1,800	$1,300	$11

We had no loans with delinquent balances of 90 days or more that were still accruing interest as of December 31, 2008, 2007, 2005 or 2004; whereas we had $100,000 in principal balances more than 90 days past due and still accruing interest at December 31, 2006. At December 31, 2008, we carried $7.5 million of restructured loans of which $4.9 million were classified as non-accrual loans and $2.6 million were classified as accruing and performing in accordance to the modification agreements. By comparison, restructured loans totaled $300,000 at December 31, 2007 and no loans were deemed restructured in the years ended 2006, 2005 and 2004. At December 31, 2008, our average investment in impaired loans, on a year-to-date basis, was $17.8 million. The interest that we would have earned in the year ended December 31, 2008, had the impaired loans remained current in accordance with their original terms, was $590,000, and the interest recorded for the year ended December 31, 2008 prior to nonperforming status was $436,000.

The following table provides a summary of the Bank’s other real estate owned as of the years ended:

	December 31,
(Dollars in thousands)	2008	2007	2006	2005	2004
Residential-single family dwellings	$976	425	—	—	—
Residential-multi family dwellings	2,408	—	—	—	—
Construction development-single family dwellings	3,390	—	—	—	—
Land	2,040	—	—	—	—
Commercial real estate	5,194	—	—	—	—

Total other real estate owned	$14,008	425	—	—	—

Average Balances of and Average Interest Rates Paid on Deposits. Set forth below are the average amounts (in thousands) of, and the average rates paid on, deposits in each of 2008, 2007 and 2006:

	Year Ended December 31,
	2008		2007		2006
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest bearing demand deposits	$158,501	—	$175,245	—	$184,155	—
Interest-bearing checking accounts	20,176	0.53%	22,245	0.69%	24,490	0.68%
Money market and savings deposits	134,701	1.94%	154,263	3.46%	142,416	3.10%
Time deposits(1)	454,339	4.56%	396,909	5.15%	296,070	4.65%

Total deposits	$767,717	3.05%	$748,662	3.47%	$647,131	2.84%

(1)	Comprised of time certificates of deposit in denominations of less than and more than $100,000.

Deposit Totals. Deposits totaled $822 million at December 31, 2008 as compared to $747 million at December 31, 2007. At December 31, 2008, noninterest-bearing deposits totaled $152 million, and 19% of total deposits, as compared to $188 million, and 25%, respectively, of total deposits at December 31, 2007. Certificates of deposit in denominations of $100,000 or more, on which we pay higher rates of interest than on other deposits, aggregated $326 million, or 40%, of total deposits at December 31, 2008, as compared to $229 million, and 31%, of total deposits at December 31, 2007.

Set forth below is a maturity schedule of domestic time certificates of deposit outstanding at December 31, 2008 and December 31, 2007:

	December 31, 2008		December 31, 2007
Maturities	Certificates of Deposit Under $ 100,000	Certificates of Deposit $100,000 or more	Certificates of Deposit Under $100,000	Certificates of Deposit $100,000 or more
	(Dollars in thousands)
Three months or less	$59,212	$92,773	$42,598	$80,373
Over three and through six months	24,284	37,060	21,051	41,001
Over six and through twelve months	95,584	152,029	56,859	74,164
Over twelve months	36,751	43,932	34,003	33,639

Total	$215,831	$325,794	$154,511	$229,177

Liquidity

We actively manage our liquidity needs to ensure that sufficient funds are available to meet our cash requirements and, thereby, provide for the ongoing needs of our customers for cash. We project the future sources and uses of funds and maintain sufficient liquid funds for unanticipated events. Our primary sources of cash include (i) payments on loans, and (ii) the sale or maturity of investments, (iii) growth in deposits, and (iv) borrowings. The primary uses of cash include funding new loans and making advances on our customers’ lines of credit, purchasing investments, including securities available for sale, funding deposit withdrawals, reducing outstanding borrowings and paying operating expenses. We maintain funds in overnight federal funds and other short-term investments to provide for short-term liquidity needs. We also have obtained credit lines from the Federal Home Loan Bank and other financial institutions which can be drawn upon to meet any additional liquidity requirements. As of December 31, 2008, we had unused borrowing capacity of $23 million with the Federal Home Loan Bank and $26 million of additional borrowing capacity in the form of security repurchase agreements with two investment banking firms and unused federal funds lines of credit of $13 million with correspondent banks.

Our liquid assets, which included cash and due from banks, federal funds sold, interest earning deposits with financial institutions and unpledged securities available for sale (excluding Federal Reserve Bank and Federal Home Loan Bank stock) totaled $138 million or 12% of total assets at December 31, 2008, as compared to $ 144 million or 13% of total assets at December 31, 2007.

Cash flow From Operating Activities. During the year ended December 31, 2008, operations provided $5 million of cash flow.

Cash flow Used in Investing Activities. In the year ended December 31, 2008, we used cash flow of $50 million in investing activities, primarily to fund an increase of $92 million in loans, which was funded in substantial part by $173 million in cash generated by sales of securities available for sale, offset by the purchase of $169 million of securities available for sale.

Cash flow Provided by Financing Activities. Cash flow of $98 million was provided by financing activities during the year ended December 31, 2008, the source of which consisted primarily of a net increase of $75 million in deposits and $25 million of additional borrowings.

The relationship between gross loans and total deposits provides a useful measure of our liquidity. Since repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loan-to-deposit ratio the less liquid are our assets. On the other hand, since we realize greater yields and higher interest income on loans than we do on investments, a lower loan-to-deposit ratio can adversely affect interest income and earnings. As a result, our goal is to achieve a loan-to-deposit ratio that appropriately balances the requirements of liquidity and the need to generate a fair return on assets. At December 31, 2008, the ratio of loans-to-deposits was 101%, compared to 104% at December 31, 2007. Although our loans-to-deposits ratio was 101% at December 31, 2008, we were able to maintain what we believe is adequate liquidity by means of Federal Home Loan Bank borrowings and securities sold under agreement to repurchase.

Off Balance Sheet Arrangements

Loan Commitments and Standby Letters of Credit. In order to meet the financing needs of our customers in the normal course of business, we make commitments to extend credit and issue standby commercial letters of credit to or for our customers. At December 31, 2008 and 2007, we had outstanding commitments to fund loans totaling approximately $218 million and $237 million, respectively.

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

Contractual Obligations

Borrowings. As of December 31, 2008, we had $104 million of outstanding short-term borrowings and $121 million of outstanding long-term borrowings that we had obtained from the Federal Home Loan Bank. The table below sets forth the amounts (in thousands of dollars) of, the interest rates we pay on, and the maturity dates of these Federal Home Loan Bank borrowings. These borrowings, along with the securities sold under agreements to repurchase, have a weighted-average annualized interest rate of 3.78%.

Principal Amounts	Interest Rate	Maturity Dates	Principal Amounts	Interest Rate	Maturity Dates
(Dollars in thousands)			(Dollars in thousands)
$10,000	5.09%	January 20, 2009	$12,000	4.96%	January 4, 2010
7,000	2.86%	January 28, 2009	5,000	4.85%	January 8, 2010
5,000	2.66%	February 4, 2009	5,000	3.15%	January 11, 2010
5,000	3.45%	February 11, 2009	12,000	5.04%	January 19, 2010
5,000	3.00%	February 26, 2009	5,000	2.82%	January 25, 2010
7,000	5.25%	May 1, 2009	7,000	5.10%	January 25, 2010
5,000	5.25%	May 1, 2009	5,000	3.24%	February 4, 2010
12,000	2.66%	May 5, 2009	7,000	3.15%	February 10, 2010
5,000	2.54%	May 13, 2009	7,000	4.83%	March 1, 2010
4,000	0.69%	June 9, 2009	7,000	4.88%	March 1, 2010
5,000	3.02%	August 10, 2009	10,000	4.84%	March 2, 2010
3,000	2.71%	September 17, 2009	5,000	3.34%	April 5, 2010
7,000	4.93%	November 24, 2009	12,000	3.14%	May 7, 2010
5,000	4.86%	November 27, 2009	5,000	3.26%	June 4, 2010
7,000	1.88%	December 9, 2009	7,000	3.85%	December 3, 2010
7,000	4.81%	December 14, 2009	10,000	3.29%	December 10, 2010
5,000	4.87%	December 21, 2009

At December 31, 2008, U.S. Agency and Mortgage Backed securities, U.S. Government agency securities and collateralized mortgage obligations with an aggregate fair market value of $143 million and $222 million of residential mortgage and other real estate secured loans were pledged to secure these Federal Home Loan Bank borrowings, repurchase agreements, local agency deposits and Treasury, tax and loan accounts.

The highest amount of borrowings outstanding at any month end during the year ended December 31, 2008 consisted of $236 million of borrowings from the Federal Home Loan Bank and $13 million of overnight borrowings in the form of securities sold under repurchase agreements. During 2007, the highest amount of borrowings outstanding at any month end consisted of $231 million of borrowings from the Federal Home Loan Bank and $10 million of overnight borrowings in the form of securities sold under repurchase agreements.

Junior Subordinated Debentures. Pursuant to rulings of the Federal Reserve Board, bank holding companies are permitted to issue long term subordinated debt instruments that will, subject to certain conditions, qualify as and, therefore, augment capital for regulatory purposes. Pursuant to those rulings, in 2002, we formed subsidiary grantor trusts to sell and issue to institutional investors a total of $17.5 million principal amount of floating junior trust preferred securities (“trust preferred securities”). In October 2004 we established another grantor trust that sold an additional $10.3 million of trust preferred securities to an institutional investor. We received the net proceeds from the sales of the trust preferred securities in exchange for our issuances to the grantor trusts, of a total $27.8 million principal amount of 30-year junior subordinated floating rate debentures (the “Debentures”). The payment terms of the Debentures mirror those of the trust preferred securities and the payments that we make of interest and principal on the Debentures are used by the grantor trusts to make the payments that come due to the holders of the trust preferred securities pursuant to the terms of those securities. The Debentures also were pledged by the grantor trusts as security for their payment obligations under the trust preferred securities.

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

Set forth below is certain information regarding the terms of the Debentures that remained outstanding as of December 31, 2008:

Original Issue Dates	Principal Amount	Interest Rates	Maturity Dates
	(In thousands)
September 2002	$7,217	LIBOR plus 3.40%	September 2032
October 2004	10,310	LIBOR plus 2.00%	October 2034

Total	$17,527

Under the Federal Reserve Board rulings, the borrowings evidenced by the Debentures, which are subordinated to all of our other borrowings that are outstanding or which we may obtain in the future, are eligible (subject to certain dollar limitations) to qualify, and at December 31, 2008, a total of $17.5 million principal amount of those Debentures qualified, as Tier I capital for regulatory purposes. See discussion below under the subcaption “—Capital Resources-Regulatory Capital Requirements.”

Other Contractual Obligations

Set forth below is information regarding our material contractual obligations as of December 31, 2008:

Operating Lease Obligations. We lease certain facilities and equipment under various non-cancelable operating leases, which include escalation clauses ranging between 3% and 5% per annum. Future minimum non-cancelable lease commitments were as follows at December 31, 2008:

At December 31, 2008
(In thousands)
2009	$2,077
2010	1,541
2011	993
2012	436
2013	90
Thereafter	—

Total	$5,137

Maturing Time Certificates of Deposits. Set forth below is a maturity schedule, as of December 31, 2008, of time certificates of deposit of $100,000 or more:

At December 31, 2008
(In thousands)
2009	$281,862
2010	22,198
2011	17,309
2012	3,551
2013	874

Total	$325,794

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

Under capital adequacy guidelines and the regulatory framework for prompt corrective action that apply to all bank holding companies and FDIC insured banks in the United States, the Company (on a consolidated basis) and the Bank (on a stand-alone basis) must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital requirements that the Company and Bank are required to meet also are subject to qualitative judgments by the banking regulators with respect to the financial condition of the Company and the Bank. Through the date of this Report, neither the Company nor the Bank has been notified by any regulatory agency that the Company or the Bank needs to raise additional capital.

The following table sets forth the amounts of capital and capital ratios of the Company (on a consolidated basis) and the Bank (on stand alone basis) at December 31, 2008, as compared to the respective minimum regulatory requirements applicable to them. See “BUSINESS—Supervision and Regulation—Capital Standards and Prompt Corrective Action” elsewhere in this Report.

			Applicable Federal Regulatory Requirement
	Actual		For Capital Adequacy Purposes		To be Categorized As Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in thousands)
Total Capital to Risk Weighted Assets:
Company	$110,722	12.1%	$73,435	8.0%	NA	NA
Bank	91,759	10.1%	72,629	8.0%	$90,786	10.0%
Tier 1 Capital to Risk Weighted Assets:
Company	$99,195	10.8%	$36,717	4.0%	NA	NA
Bank	80,357	8.9%	36,314	4.0%	$54,471	6.0%
Tier 1 Capital to Average Assets:
Company	$99,195	8.4%	$46,989	4.0%	NA	NA
Bank	80,357	6.9%	46,756	4.0%	$58,445	5.0%

As of December 31, 2008, based on applicable capital regulations, the Company (on a consolidated basis) and the Bank (on a stand-alone basis) qualified as well capitalized institutions under the capital adequacy guidelines described above.

Our consolidated total capital and Tier 1 capital, at December 31, 2008, include approximately $17.5 million of long term indebtedness evidenced by the Junior Subordinated Debentures that we issued in 2002 and 2004 in connection with the sale of trust preferred securities. See “—Financial Condition—Contractual Obligations-Junior Subordinated Debentures” above. We contributed $17.0 million of the net proceeds from the issuance of Junior Subordinated Debentures to the Bank, thereby, increasing its total capital and Tier 1 capital.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to market risk as a consequence of the normal course of conducting our business activities. The primary market risk to which we are exposed is interest rate risk. Our interest rate risk arises from the instruments, positions and transactions entered into for purposes other than trading. They include loans, securities, deposit liabilities, and short-term borrowings. Interest rate risk occurs when assets and liabilities reprice at different times as market interest rates change. Our interest rate risk is managed within an overall asset/liability framework.

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

The table below sets forth information concerning our rate sensitive assets and liabilities at December 31, 2008. The assets and liabilities are classified by the earlier of maturity or repricing dates in accordance with their contractual terms. Certain shortcomings are inherent in the method of analysis presented in the following table, which are discussed below.

	Three Months or Less	Over Three Through Twelve Months	Over One Year Through Five Years	Over Five Years	Non- Interest- Bearing	Total
	(Dollars in thousands)
Assets
Interest-bearing time deposits in other financial institutions	$99	$99	$—	$—	$—	$198
Investment in unconsolidated trust subsidiaries	—	—	—	682	—	682
Securities available for sale	14,027	25,882	71,713	49,323	—	160,945
Federal Reserve Bank and Federal Home Loan Bank stock	13,420	—	—	—	—	13,420
Interest-bearing deposits in other financial institutions	90,707	—	—	—	—	90,707
Loans, gross	394,815	88,580	277,099	83,000	—	843,494
Non-interest earning assets, net	—	—	—	—	54,613	54,613

Total assets	$513,068	$114,561	$348,812	$133,005	$54,613	$1,164,059

Liabilities and Shareholders Equity
Noninterest-bearing deposits	$—	$—	$—	$—	$152,462	$152,462
Interest-bearing deposits	140,761	309,128	80,434	—	138,901	669,224
Borrowings	40,758	72,000	121,000	—	—	233,758
Junior subordinated debentures	17,527	—	—	—	—	17,527
Other liabilities	—	—	—	—	6,856	6,856
Shareholders’ equity	—	—	—	—	84,232	84,232

Total liabilities and shareholders equity	$199,046	$381,128	$201,434	$—	$382,451	$1,164,059

Interest rate sensitivity gap	$314,022	$(266,567)	$147,378	$133,005	$(327,838)	—

Cumulative interest rate sensitivity gap	$314,022	$47,455	$194,833	$327,838	$—

Cumulative % of rate sensitive assets in maturity period	44%	54%	84%	95%	100%

Rate sensitive assets to rate sensitive liabilities	258%	30%	173%	N/A	15%

Cumulative ratio	258%	108%	125%	142%	100%

As the above table indicates, at December 31, 2008 our rate sensitive assets exceeded our rate sensitive liabilities and, as a result, our rate sensitive balance sheet was shown to be in a positive twelve-month gap position. This implies that our net interest margin would increase in the short–term if interest rates rise and would decrease in the short-term if interest rates were to fall.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Pacific Mercantile Bancorp and subsidiaries

We have audited the accompanying consolidated statements of financial condition of Pacific Mercantile Bancorp (a California Corporation) and subsidiaries (collectively, the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pacific Mercantile Bancorp and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Pacific Mercantile Bancorp and subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 16, 2009 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Irvine, California

March 16, 2009

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands)

	December 31,
	2008	2007
ASSETS
Cash and due from banks	$16,426	$14,332
Interest bearing deposits with financial institutions	90,707	—
Federal funds sold	—	39,400

Cash and cash equivalents	107,133	53,732
Interest-bearing time deposits with financial institutions	198	198
Federal Reserve Bank and Federal Home Loan Bank Stock, at cost	13,420	12,662
Securities available for sale, at fair value	160,945	218,838
Loans (net of allowances of $15,453 and $6,126, respectively)	828,041	773,071
Investment in unconsolidated subsidiaries	682	682
Other real estate owned	14,008	425
Accrued interest receivable	3,834	4,431
Premises and equipment, net	1,140	1,618
Other assets	34,658	11,366

Total assets	$1,164,059	$1,077,023

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$152,462	$187,551
Interest-bearing	669,224	559,112

Total deposits	821,686	746,663
Borrowings	233,758	208,818
Accrued interest payable	2,850	3,040
Other liabilities	4,006	4,113
Junior subordinated debentures	17,527	17,527

Total liabilities	1,079,827	980,161

Commitments and contingencies (Note 14)	—	—
Shareholders’ equity:
Preferred stock, no par value, 2,000,000 shares authorized, none issued	—	—
Common stock, no par value, 20,000,000 shares authorized, 10,434,665 and 10,492,049 shares issued and outstanding at December 31, 2008 and 2007, respectively	72,592	72,381
Retained earnings	12,831	25,846
Accumulated other comprehensive loss	(1,191)	(1,365)

Total shareholders’ equity	84,232	96,862

Total liabilities and shareholders’ equity	$1,164,059	$1,077,023

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except for per share data)

	Year Ended December 31,
	2008	2007	2006
Interest income:
Loans, including fees	$50,539	$55,211	$50,974
Federal funds sold	839	3,572	1,394
Securities available for sale and stock	10,148	11,266	11,423
Interest-bearing deposits with financial institutions	85	9	9

Total interest income	61,611	70,058	63,800
Interest expense:
Deposits	23,473	25,945	18,365
Borrowings	11,025	12,672	13,053

Total interest expense	34,498	38,617	31,418

Net interest income	27,113	31,441	32,382
Provision for loan losses	21,685	2,025	1,105

Net interest income after provision for loan losses	5,428	29,416	31,277

Noninterest income
Service fees on deposits and other banking transactions	1,151	595	570
Net gains on sale of securities available for sale	2,346	263	—
Other than temporary impairment of securities available for sale	(1,603)	—	—
Net loss on sale of other real estate owned	(40)	—	—
Other	752	815	696

Total noninterest income	2,606	1,673	1,266

Noninterest expense
Salaries and employee benefits	12,767	11,907	11,618
Occupancy	2,741	2,716	2,586
Equipment and depreciation	1,073	1,239	1,344
Data processing	675	675	665
Customer expense	479	661	804
FDIC expense	634	508	76
Other real estate owned expense	1,357	5	—
Professional Fees	1,187	1,029	1,107
Amortization of debt issuance cost	69	489	57
Other operating expense	2,720	2,489	2,426

Total noninterest expense	23,702	21,718	20,683

(Loss) income before income taxes	(15,668)	9,371	11,860
Income tax (benefit) expense	(3,702)	3,601	4,739

(Loss) income from continuing operations	(11,966)	5,770	7,121
Loss from discontinued operations, net of taxes	—	—	(189)

Net (loss) income	$(11,966)	$5,770	$6,932

Net (loss) income per share basic:
(Loss) income from continuing operations	$(1.14)	$0.55	$0.70
Loss from discontinued operations	—	—	(0.02)

Net (loss) income	$(1.14)	$0.55	$0.68

Net (loss) income per share diluted:
(Loss) income from continuing operations	$(1.14)	$0.53	$0.66
Loss from discontinued operations	—	—	(0.02)

Net (loss) income	$(1.14)	$0.53	$0.64

Weighted average number of shares:
Basic	10,473,476	10,422,830	10,233,926
Diluted	10,473,476	10,855,160	10,829,775

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Shares and dollars in thousands)

For the Three Years Ended December 31, 2008

	Common stock and paid-in capital		Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Total
	Number of shares	Amount
Balance at December 31, 2005	10,176	$69,078	$13,144	$(3,705)	$78,517
Exercise of stock options, net	131	620	—	—	620
Exercise of warrants	1	—	—	—	—
Stock based compensation expense	—	585	—	—	585
Stock option income tax benefits	—	507	—	—	507
Comprehensive income
Net income	—	—	6,932	—	6,932
Change in unrealized loss on securities held for sale, net of tax	—	—	—	908	908
Adjustment to initially apply FASB Statement No. 158, unrealized expense supplemental executive retirement plan, net of taxes	—	—	—	(143)	(143)

Total comprehensive income	—	—	—	—	7,697

Balance at December 31, 2006	10,308	$70,790	$20,076	$(2,940)	$87,926
Exercise of stock options, net	249	1,477	—	—	1,477
Stock option income tax benefits	—	400	—	—	400
Stock based compensation expense	—	582	—	—	582
Stock buyback	(65)	(868)	—	—	(868)
Comprehensive income
Net income	—	—	5,770	—	5,770
Change in unrealized gain on securities held for sale, net of tax	—	—	—	1,668	1,668
Change in unrealized expense on supplemental executive retirement plan, net of taxes	—	—	—	(93)	(93)

Total comprehensive income	—	—	—	—	7,345

Balance at December 31, 2007	10,492	$72,381	$25,846	$(1,365)	$96,862
Dividend paid	—	—	(1,049)	—	(1,049)
Exercise of stock options, net	26	—	—	—	—
Stock based compensation expense	—	635	—	—	635
Stock option income tax benefits	—	93	—	—	93
Stock buyback	(83)	(517)	—	—	(517)
Comprehensive income
Net loss	—	—	(11,966)	—	(11,966)
Change in unrealized gain on securities held for sale, net of tax	—	—	—	127	127
Change in unrealized expense on supplemental executive retirement plan, net of taxes	—	—	—	47	47

Total comprehensive loss					(11,792)

Balance at December 31, 2008	10,435	$72,592	$12,831	$(1,191)	$84,232

The accompanying notes are an integral part of this consolidated financial statement.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended December 31,
	2008	2007	2006
Cash Flows From Continuing Operating Activities:
(Loss) income from continuing operations	$(11,966)	$5,770	$7,121
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	609	784	918
Provision for loan losses	21,685	2,025	1,105
Net amortization of premium (discount) on securities	246	445	679
Net gains on sales of securities available for sale	(2,346)	(263)	—
Other than temporary impairment on securities available for sale	1,603	—	—
Net (gain) loss on sale of fixed assets	—	(25)	5
Net amortization of deferred fees and unearned income on loans	84	(242)	(175)
Net loss on sales of other real estate owned	40	—	—
Write down of other real estate owned	1,002	—	—
Stock-based compensation expense	635	582	585
Net (increase) decrease in accrued interest receivable	597	446	(837)
(Increase) decrease in income taxes receivable	(3,643)	790	76
Net (increase) decrease in other assets	(897)	(2,912)	(2,546)
Net decrease (increase) in deferred taxes	(2,069)	727	(237)
Net (decrease) increase in accrued interest payable	(190)	110	716
Net increase (decrease) in other liabilities	(29)	(291)	497

Net cash provided by operating activities	5,361	7,946	7,907
Cash Flows From Investing Activities:
Net decrease in interest-bearing deposits with financial institutions	—	—	101
Maturities of and principal payments received for securities available for sale and other stock	37,125	46,649	49,020
Purchase of securities available for sale and other stock	(168,790)	(44,037)	(25,075)
Proceeds from sale of securities for sale and other stock	172,710	24,247	—
Proceeds from sale of subsidiary	—	—	127
Gain on sale of subsidiary	—	—	(2)
Proceeds from sale of other real estate owned	943	—	—
Net increase in loans	(92,307)	(33,897)	(91,860)
Proceeds from dissolution of trust preferred securities	—	155	—
Proceeds from sale of fixed assets	—	25	5
Purchases of premises and equipment	(131)	(250)	(521)

Net cash used in investing activities	(50,450)	(7,108)	(68,205)
Cash Flows From Financing Activities:
Net increase in deposits	75,023	28,870	137,444
Proceeds from exercise of stock options	—	1,477	620
Cash dividend paid	(1,049)	—	—
Tax benefits from exercise of stock options	93	400	507
Net decrease from stock buyback	(517)	(868)	—
Redemption of junior subordinated debentures	—	(10,310)	—
Net increase (decrease) in borrowings	24,940	7,021	(86,887)

Net cash provided by financing activities	98,490	26,590	51,684

Cash Flows provided by (used in) continuing operations	53,401	27,428	(8,614)

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—continued

(Dollars in thousands)

	Year Ended December 31,
	2008	2007	2006
Discontinued Operations:
Cash Flows From Operating Activities
Loss from discontinued operations	—	—	(189)
Depreciation and Amortization	—	—	2
Net decrease (increase) in other assets	—	—	181
Net decrease in fixed assets	—	—	9
Net (decrease) increase in other liabilities	—	—	(49)

Net cash (used) provided by operating activities	—	—	(46)
Cash Flows From Investing Activities:
Net decrease (increase) in interest-bearing deposits with financial institutions	—	—	142

Net cash flow provided by investing activities	—	—	142

Cash Flows provided (used) by discontinued operations	—	—	96
Net decrease (increase) in cash and cash equivalents	53,401	27,428	(8,518)
Cash and Cash Equivalents, beginning of year	53,732	26,304	34,822

Cash and Cash Equivalents, end of year	$107,133	$53,732	$26,304

Supplementary Cash Flow Information:
Cash paid for interest on deposits and other borrowings	$34,688	$38,507	$30,714

Cash paid for income taxes	$1,820	$4,300	$4,975

Non-Cash Investing Activities:
Net decrease in net unrealized losses and prior year service cost on supplemental employee retirement plan, net of tax	$47	$(93)	$(143)

Net increase (decrease) in net unrealized gains and losses on securities held for sale, net of income tax	$127	$1,668	$908

Other real estate owned acquired	$15,568	$425	$—

Securities sold and not settled	$(16,796)	$—	$—

Mark to market (gain) loss adjustment of equity securities	$4	$(25)	$27

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

During 2002, we organized three business trusts, under the names Pacific Mercantile Capital Trust I, PMB Capital Trust I, and PMB Statutory Trust III, respectively, to facilitate our issuance of $5.155 million, $5.155 million and $7.217 million, respectively, principal amount of junior subordinated debentures, all with maturity dates in 2032. In October 2004, we organized PMB Capital Trust III to facilitate our issuance of an additional $10.310 million principal amount of junior subordinated debentures, with a maturity date in 2034. In accordance with applicable accounting standards, the financial statements of these trusts are not included in the Company’s consolidated financial statements. See Note 2: “Significant Accounting Policies — Principles of Consolidation” below.

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

Discontinued Operations

Discontinued operations consist of the Company’s retail securities brokerage business that was conducted by PMB Securities Corp, a former wholly owned subsidiary that was sold June 1, 2006.

2. Significant Accounting Policies

The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10–K and in accordance with generally accepted accounting principles, in effect in the United States (“GAAP”), on a basis consistent with prior periods.

However, as described below under the subcaption “Discontinued Operations” in Note 21, in the second quarter of 2006, the Company sold its retail securities brokerage business. Therefore, the results of operations of that business are presented as discontinued operations, separate from the results of our continuing operations, in our consolidated financial statements for the year ended December 31, 2006.

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

Principles of Consolidation

The consolidated financial statements for the years ended December 31, 2008, 2007 and 2006, include the accounts of PMBC and its wholly owned subsidiary, Pacific Mercantile Bank. The consolidated financial statements for the year ended December 31, 2006 also includes the accounts of PMB Securities Corp., as discontinued operations, to the date of its sale on June 1, 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash and Cash Equivalents

For purposes of the statements of cash flow, cash and cash equivalents consist of cash due from banks and federal funds sold. Generally, federal funds are sold for a one-day period. As of December 31, 2008 and 2007 the Bank maintained required reserves with the Federal Reserve Bank of San Francisco of approximately $349,000 and $695,000, respectively, which are included in cash and due from banks in the accompanying Consolidated Statements of Financial Condition.

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

Declines in the fair value of securities below their cost that are other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary losses, management considers: (1) the financial condition and near term prospects of the issuer, (2) the length of time and extent that fair value has been less than cost, and (3) the Company’s ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value. Realized other than temporary impairment losses are calculated using the period end fair value of the specific security identified.

Federal Home Loan Bank Stock and Federal Reserve Bank Stock

The Bank’s investment in the Federal Home Loan Bank stock and Federal Reserve Bank stock represents equity interests in the Federal Home Loan Bank and the Federal Reserve Bank, respectively. The investments are recorded at cost.

Loans and Allowance for Loan Losses

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off, are stated at principal amounts outstanding, net of unearned income. Interest is accrued daily as earned, except where reasonable doubt exists as to collectability, in which case accrual of interest is discontinued and the loan is placed on nonaccrual status. A loan is generally classified as impaired and placed on nonaccrual status when, in management’s opinion, the principal or interest will not be collectible in accordance with the contractual terms of the loan agreement. A loan with principal or interest that is 90 days or more past due based on the contractual payment due date is placed on nonaccrual status; except that management may elect to continue the accrual of interest when (i) the estimated net realizable value of any collateral securing the loan is sufficient to enable the Bank to recover both principal and accrued interest balances and (ii) such balances are in the process of collection. Generally, interest payments received on nonaccrual loans are applied to principal. Once all principal has been received, any additional interest payments are recognized as interest income on a cash basis.

An allowance for loan losses is established through a provision for loan losses that is charged against income. If management concludes that the collection, in full, of the carrying amount of a loan has become unlikely, the loan, or the portion thereof that is believed to be uncollectible, is charged against the allowance for loan losses. The Bank carefully monitors changing economic conditions, the loan portfolio by category, the financial condition of borrowers and the history of the performance of the portfolio in determining the adequacy of the allowance for loan losses. Ultimate losses may vary from the estimates used to establish the allowance. Additionally, as the volume of loans increases, additional provisions for loan losses may be required to maintain the allowance at levels deemed adequate. Moreover, if economic conditions were to deteriorate, causing the risk of loan losses to increase, it would become necessary to increase the allowance to an even greater extent, which would necessitate additional charges to income. The Company also evaluates the unfunded portion of loan commitments and establishes a loss reserve in other liabilities through a charged against noninterest expense. The loss reserve for unfunded loan commitments was $295,000 at December 31, 2008 and 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The allowance is based on estimates, and ultimate losses may vary from the current estimates. These estimates are reviewed periodically and, as adjustments become necessary, they are recorded in earnings in the periods in which they become known. Management believes that the allowance for loan losses was adequate as of December 31, 2008 and 2007. In addition, the FRB and the DFI, as an integral part of their examination processes, periodically review the Bank’s allowance for loan losses for adequacy. These agencies may require the Bank to recognize additions to the allowance based on their judgments in light of the information available at the time of their examinations.

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

Other Real Estate Owned

Other real estate owned (OREO), represents real properties acquired by the Company through foreclosure or in lieu of foreclosure in satisfaction of loans. OREO is recorded on the balance sheet of the Company at fair value less selling costs at the time of acquisition. Loan balances in excess of fair value less selling costs are charged to the allowance for loan losses. Any subsequent operating expenses or income, reduction in estimated fair values, and gains or losses on disposition of such properties are charged or credited to current operations. The carrying amount of other real estate owned at December 31 2008 and 2007, was $14 million and $425,000, respectively.

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

When assets are disposed of, the applicable costs and accumulated depreciation thereon are removed from the accounts and any resulting gain or loss is included in current operations. Rates of depreciation and amortization are based on the following estimated useful lives:

Furniture and equipment	Three to seven years
Leasehold improvements	Lesser of the lease term or estimated useful life

Income Taxes

Deferred income taxes and liabilities are determined using the asset and liability method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax basis of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“Fin 48”), as of January 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not: test, no tax benefit is recorded. The adoption had no effect on the Company’s consolidated financial statements.

The Company recognizes interest and /or penalties related to income tax matters in income tax expense.

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

Stock Option Plans

In December 2004, Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share-Based Payment”, which requires entities that grant stock options or other equity compensation awards to employees to recognize the fair value of those options and shares as compensation cost over their requisite service (vesting) periods in their financial statements. The Company adopted the fair value recognition provisions of SFAS No. 123(R) on January 1, 2006, using the modified-prospective-transition method. Under this transition method, equity compensation expense that was recognized in fiscal 2006 includes: (a) compensation expense for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on their grant date fair values estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on their grant date fair values estimated in accordance with the provisions of SFAS No. 123(R). Since stock-based compensation that is recognized in the statements of income is to be determined based on the equity compensation awards that we expect will ultimately vest, that compensation expense has been reduced for estimated forfeitures of unvested options that typically occur due to terminations of employment of optionees and recognized on a straight-line basis over the requisite service period for the entire award. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For purposes of the determination of stock-based compensation expense for the year ended December 31, 2008, we estimated no forfeitures of options granted to members of the Board of Directors and forfeitures of 7.9% with respect to the remaining unvested options.

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

The components of other comprehensive income (loss) and related tax effects are as follows:

(Dollars in thousands)	Year Ended December 31,
	2008	2007	2006
Unrealized holding (losses) gains arising during period from securities available for sale	$(530)	$2,576	$1,423
Reclassification adjustment for gains included in income	2,346	263	—
Reclassification adjustment for other than temporary impairment	(1,603)	—	—

Net unrealized holding gains	213	2,839	1,423
Net unrealized supplemental executive plan expense	79	(158)	(243)
Tax effect	(118)	(1,106)	(415)

Other comprehensive gain	$174	$1,575	$765

The components of accumulated other comprehensive income (loss) included in stockholders’ equity are as follows:

(Dollars in thousands)	December 31,
	2008	2007	2006
Net unrealized holding loss on securities available for sale	$(1,702)	$(1,915)	$(4,753)
Net unrealized supplemental executive plan expense	(322)	(402)	(243)
Tax effect	833	952	2,056

Accumulated other comprehensive loss	$(1,191)	$(1,365)	$(2,940)

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

In December 2007, the SEC issued Staff Accounting Bulletin No. 110 (“SAB No. 110”), Certain Assumptions Used in Valuation Methods, which extends the use of the “simplified” method, under certain circumstances, in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS No. 123R. Prior to SAB No. 110, SAB No. 107 stated that the simplified method was only available for grants made up to December 31, 2007. The Company used the simplified method in developing an estimate of expected term of stock options. Beginning January 1, 2008 the Company began to use historical data based on award’s vesting period and the award recipient’s exercise history to estimate the expected life of the share options grants. The impact of using the historical data to estimate the expected life of the share options grants was not material to the Company’s consolidated financial statements or results of operations of the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In October, 2008, the FASB issued Staff Position 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is not Active,” (FSP 157-3). FSP 157-3 clarifies the application of SFAS 157, “Fair Value Measurements,” in a market that is not active. This FSP is effective upon issuance, including prior periods for which financial statements have not been issued. The Company will use existing techniques when valuing their level 3 assets, which they believe are appropriate and accurately reflect fair value as of the financial statement date.

3. Interest-Bearing Deposits and Interest-Bearing Time Deposits with Financial Institutions

At December 31, 2008 the company had $91 million on interest bearing deposits in financial institutions and no interest bearing deposits in financial institutions at December 31, 2007. The weighted average percentage yields of these deposits were 0.61% at December 31, 2008.

The Company had interest-bearing time deposits with financial institutions of $198,000 at December 31, 2008 and 2007. The weighted average percentage yields of these deposits were 4.33% and 5.03% at December 31, 2008 and 2007, respectively. Interest-bearing time deposits with financial institutions at December 31, 2008 are scheduled to mature within one year or have no stated maturity date.

4. Securities Available For Sale

The following are summaries of the major components of securities available for sale and a comparison of amortized cost, estimated fair market values, and gross unrealized gains and losses at December 31, 2008 and 2007:

	December 31, 2008				December 31, 2007
	Amortized Cost	Gross Unrealized		Fair Value	Amortized Cost	Gross Unrealized		Fair Value
		Gain	Loss			Gain	Loss
	(Dollars in thousands)
U.S. Agencies/mortgage backed securities	$126,065	$1,538	$(471)	$127,132	$174,370	$511	$(1,693)	$173,188
Collateralized mortgage obligations	10,703	4	(1,340)	9,367	18,885	—	(376)	18,509

Total government and agencies securities	136,768	1,542	(1,811)	136,499	193,255	511	(2,069)	191,697
Municipal securities	22,895	90	(1,523)	21,462	22,893	65	(417)	22,541
Asset backed securities	1,237	—	—	1,237	2,857	—	(5)	2,852
Mutual fund	1,747	—	—	1,747	1,748	—	—	1,748

Total securities available for sale	$162,647	$1,632	$(3,334)	$160,945	$220,753	$576	$(2,491)	$218,838

At December 31, 2008 and 2007, U.S. agencies/mortgage backed securities, and collateralized mortgage obligations with an aggregate fair market value of $143 million and $129 million, respectively, were pledged to secure Federal Home Loan Bank borrowings, repurchase agreements, local agency deposits and Treasury, tax and loan accounts.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The amortized cost and estimated fair values, at December 31, 2008 and 2007, of securities available for sale are shown in the table below by contractual maturities and historical prepayments based on the prior twelve months of principal payments. Expected maturities will differ from contractual maturities and historical prepayments, particularly with respect to collateralized mortgage obligations, because borrowers may react to interest rate market conditions differently than the historical prepayment rates.

(Dollars in thousands)	At December 31, 2008 Maturing in
	One year or less	Over one year through five years	Over five years through ten years	Over ten Years	Total
Securities available for sale, amortized cost	$14,666	$47,466	$33,062	$67,453	$162,647
Securities available for sale, estimated fair value	14,795	48,097	32,257	65,796	160,945
Weighted average yield	4.25%	4.29%	4.56%	4.54%	4.44%

(Dollars in thousands)	At December 31, 2007 Maturing in
	One year or less	Over one year through five years	Over five years through ten years	Over ten Years	Total
Securities available for sale, amortized cost	$38,054	$91,156	$35,993	$55,550	$220,753
Securities available for sale, estimated fair value	37,745	90,400	35,691	55,002	218,838
Weighted average yield	4.36%	4.47%	4.69%	4.74%	4.56%

The Company recognized net gains on sales of securities available for sale of $437,000, net of $306,000 taxes on sale proceeds of $189 million in 2008. In 2007 the Company recognized net gains on sales of securities available for sale of $162,000, net of $101,000 taxes on sale proceeds of $24 million.

The table below shows, as of December 31, 2008, the gross unrealized losses and fair values of our investments, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

(Dollars In thousands)	Securities With Unrealized Loss as of December 31, 2008
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
US agencies and mortgage backed securities	$8,126	$(47)	$19,973	$(424)	$28,099	$(471)
Collateralized mortgage obligations	2,837	(264)	6,102	(1,076)	8,939	(1,340)
Municipal securities	12,868	(852)	3,881	(671)	16,749	(1,523)

Total temporarily impaired securities	$23,831	$(1,163)	$29,956	$(2,171)	$53,787	$(3,334)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Through the impairment assessment process, the Company determined that the investment discussed below was other than temporarily impaired at December 31, 2008. The Company recorded a $1.6 million impairment loss on available for sale securities in 2008. No impairment losses were recorded in 2007 and 2006.

	Impairment Losses on Other Than Temporarily Impaired Securities
	For the year ended December 31,
(Dollars In thousands)	2008	2007	2006
Asset backed securities	$(1,615)	—	—

The adjusted cost basis of the asset backed security (ABS) was $1.2 million as of December 31, 2008. The Company’s investment in ABS are secured by trust preferred securities in other banks, and the market for the ABS has become increasingly inactive since the fourth quarter of 2007, with little visible trade activity in the past three months. The valuation of this security requires substantial judgment and estimation of the factors used in the cash flow model that are not currently observable in the market. The ABS was classified as Level 3 in the fair value hierarchy. Refer to Note 18 for further discussion of fair value.

The Company recorded a $1.6 million impairment loss in 2008 on its investment in the ABS. The fair value of this security was determined using an internal discounted cash flow model that incorporates the Company’s assumptions about risk-adjusted rates, prepayment expectations, projected cash flows and collateral performance.

5. Loans and Allowance for Loan Losses

The loan portfolio consisted of the following, at:

	December 31, 2008		December 31, 2007
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial loans	$300,945	35.7%	$269,887	34.6%
Commercial real estate loans – owner occupied	174,169	20.6%	163,949	21.0%
Commercial real estate loans – all other	127,528	15.1%	108,866	14.0%
Residential mortgage loans – multi-family	100,971	12.0%	92,440	11.9%
Residential mortgage loans – single family	65,127	7.7%	64,718	8.3%
Construction loans	32,528	3.9%	47,179	6.1%
Land development loans	33,283	3.9%	25,800	3.3%
Consumer loans	9,173	1.1%	6,456	0.8%

Gross loans	843,724	100.0%	779,295	100.0%

Deferred fee (income) costs, net	(230)		(98)
Allowance for loan losses	(15,453)		(6,126)

Loans, net	$828,041		$773,071

At December 31, 2008 and 2007, real estate loans of approximately $228 million and $136 million, respectively, were pledged to secure borrowings obtained from the Federal Home Loan Bank.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Set forth below is a summary of the Company’s transactions in the allowance for loan losses for the years ended:

(In thousands)	December 31,
	2008	2007
Balance, beginning of year	$6,126	$5,929
Provision for loan losses	21,685	2,025
Recoveries on loans previously charged off	80	4
Net amounts charged off	(12,438)	(1,832)

Balance, end of year	$15,453	$6,126

As of December 31, 2008, the Company had $30.7 million of loans deemed impaired of which $11 million was nonaccrual, $7.5 million of troubled debt restructurings comprised of $4.9 million in nonaccrual loans and $2.6 million accruing loans performing in accordance to the modified terms, and $12.3 million of loans less than 90 days delinquent.

At December 31, 2007, the Company had $8.0 million in nonaccrual and impaired loans, one accruing restructured loan in the amount of $300,000, and no loans more than 90 days past due and still accruing interest. The Company’s allowance for loan losses for December 31, 2008 and December 31, 2007 had $2.1 million of reserves to $19.0 million in impaired loans and $1.2 million of reserves to $7.6 million of impaired loans, respectively. The impaired loan balances at December 31, 2008 and December 31, 2007 with no allocated reserves totaled $11.7 million and $769,000 respectively, due to sufficient collateral against any loan deficiency.

The Company had an average investment in impaired loans of $17.8 million for the fiscal year ended December 31, 2008 and $3.3 million for the fiscal year ended December 31, 2007. The interest that would have been earned had the impaired loans remained current in accordance with their original terms was $590,000 and $626,000 in 2008 and 2007, respectively.

6. Premises and Equipment

The major classes of premises and equipment are as follows:

(Dollars in thousands)	December 31,
	2008	2007
Furniture and equipment	$6,230	$6,144
Leasehold improvements	1,644	1,650

	7,874	7,794
Accumulated depreciation and amortization	(6,734)	(6,176)

Total	$1,140	$1,618

The amount of depreciation and amortization included in operating expense was $609,000, $784,000 and $918,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

7. Deposits

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2008 and 2007 were $326 million and $229 million, respectively.

The scheduled maturities of time certificates of deposit of $100,000 or more at December 31, 2008 were as follows:

At December 31, 2008
(Dollars in thousands)
2009	$281,862
2010	22,198
2011	17,309
2012	3,551
2013	874

Total	$325,794

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Borrowings and Contractual Obligations

Borrowings consisted of the following:

	December 31,
	2008	2007
	(Dollars in thousands)
Securities sold under agreements to repurchase	$8,758	$6,818
Federal Home Loan advances—short-term	104,000	84,000
Federal Home Loan advances—long-term	121,000	118,000

	$233,758	$208,818

Securities sold under agreements to repurchase, which are classified as secured borrowings, mature within one day from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. The Company monitors the fair value of the underlying securities.

Borrowings. As of December 31, 2008, we had $104 million of outstanding short-term borrowings and $121 million of outstanding long-term borrowings that we had obtained from the Federal Home Loan Bank. The table below sets forth the amounts (in thousands of dollars) of, the interest rates we pay on, and the maturity dates of these Federal Home Loan Bank borrowings. These borrowings, along with the securities sold under agreements to repurchase, have a weighted-average annualized interest rate of 3.78%.

Principal Amounts	Interest Rate	Maturity Dates	Principal Amounts	Interest Rate	Maturity Dates
(Dollars in thousands)			(Dollars in thousands)
$10,000	5.09%	January 20, 2009	$12,000	4.96%	January 4, 2010
7,000	2.86%	January 28, 2009	5,000	4.85%	January 8, 2010
5,000	2.66%	February 4, 2009	5,000	3.15%	January 11, 2010
5,000	3.45%	February 11, 2009	12,000	5.04%	January 19, 2010
5,000	3.00%	February 26, 2009	5,000	2.82%	January 25, 2010
7,000	5.25%	May 1, 2009	7,000	5.10%	January 25, 2010
5,000	5.25%	May 1, 2009	5,000	3.24%	February 4, 2010
12,000	2.66%	May 5, 2009	7,000	3.15%	February 10, 2010
5,000	2.54%	May 13, 2009	7,000	4.83%	March 1, 2010
4,000	0.69%	June 9, 2009	7,000	4.88%	March 1, 2010
5,000	3.02%	August 10, 2009	10,000	4.84%	March 2, 2010
3,000	2.71%	September 17, 2009	5,000	3.34%	April 5, 2010
7,000	4.93%	November 24, 2009	12,000	3.14%	May 7, 2010
5,000	4.86%	November 27, 2009	5,000	3.26%	June 4, 2010
7,000	1.88%	December 9, 2009	7,000	3.85%	December 3, 2010
7,000	4.81%	December 14, 2009	10,000	3.29%	December 10, 2010
5,000	4.87%	December 21, 2009

At December 31, 2008, U.S. Agency and Mortgage Backed securities, U.S. Government agency securities, collateralized mortgage obligations with an aggregate fair market value of $143 million, and $222 million of residential mortgage and other real estate secured loans were pledged to secure these Federal Home Loan Bank borrowings, repurchase agreements, local agency deposits, and Treasury, Tax and Loan accounts.

As of December 31, 2008, we had unused borrowing capacity of $23 million with the Federal Home Loan Bank and $26 million of additional borrowing capacity in the form of security repurchase agreements with two investment banking firms and unused federal funds lines of credit of $13 million with correspondent banks. The highest amount of borrowings outstanding at any month end during the twelve months ended December 31, 2008 consisted of $236 million of borrowings from the Federal Home Loan Bank and $13 million of overnight borrowings in the form of securities sold under repurchase agreements.

As of December 31, 2007, the Company had $84 million of outstanding short-term borrowings and $118 million of outstanding long-term borrowings that we had obtained from the Federal Home Loan Bank. These borrowings, along with the securities sold under agreements to repurchase, had a weighted-average annualized interest rate of 4.98%.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2007 we had unused borrowing capacity of $42 million with the Federal Home Loan Bank and $20 million of additional borrowing capacity in the form of security repurchase agreements with two investment banking firms and unused federal funds lines of credit of $25 million with correspondent banks. The highest amount of borrowings outstanding at any month end during the twelve months ended December 31, 2007 consisted of $231 million of borrowings from the Federal Home Loan Bank and $10 million of overnight borrowings in the form of securities sold under repurchase agreements.

These Federal Home Loan Bank borrowings were obtained in accordance with the Company’s asset/liability management objective to reduce the Company’s exposure to interest rate fluctuations.

Junior Subordinated Debentures. Pursuant to rulings of the Federal Reserve Board, bank holding companies have been permitted to issue long term subordinated debt instruments that will, subject to certain conditions, qualify as and, therefore, augment capital for regulatory purposes. Pursuant to those rulings, in 2002, the Company formed subsidiary grantor trusts to sell and issue to institutional investors a total of approximately $17.5 million principal amount of floating junior trust preferred securities (“trust preferred securities”). In October 2004, the Company established another grantor trust that sold an additional $10.3 million of trust preferred securities to an institutional investor. The Company received the net proceeds from the sale of the trust preferred securities in exchange for our issuance to the grantor trusts, of a total $27.5 million principal amount of our junior subordinated floating rate debentures (the “Debentures”). The payment terms of the Debentures mirror those of the trust preferred securities and the payments that we make of interest and principal on the Debentures are used by the grantor trusts to make the payments that come due to the holders of the trust preferred securities pursuant to the terms of those securities. The Debentures also were pledged by the grantor trusts as security for their payment obligations under the trust preferred securities.

During the quarter ended September 2007, we voluntarily redeemed, at par, $10.3 million principal amount of the Debentures that we issued in 2002.

Set forth below are the respective principal amounts, in thousands of dollars, and certain other information regarding the terms, of the Debentures that remained outstanding as of December 31, 2008 and 2007:

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

Under the Federal Reserve Board rulings, the borrowings evidenced by the Debentures, which are subordinated to all of our other borrowings that are outstanding or which we may obtain in the future, are eligible (subject to certain dollar limitations) to qualify and, at December 31, 2008 and 2007, $17.5 million of those Debentures qualified as Tier I capital, for regulatory purposes. See discussion below under the subcaption “—Regulatory Capital Requirements.”

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of loan transactions with directors of the Company and certain of their associated businesses:

	Year Ended December 31,
	2008(1)	2007(1)
	(In thousands)
Beginning balance	$2,665	$1,125
New loans granted	5,174	1,713
Principal repayments	(1,941)	(173)

Ending balance	$5,898	$2,665

(1)	Includes loans made to executive officers who are not also directors totaling $33,000 and $7,000 in 2008 and 2007, respectively.

Deposits by directors and executive officers held by the Bank at December 31, 2008 and 2007 were $1.1 million and $1.9 million, respectively.

10. Income Taxes

The components of income tax expense (benefit) from continuing operations consisted of the following for the years ended December 31:

(Dollars in thousands)	2008	2007	2006
Current taxes:
Federal	$(1,679)	$2,931	$3,849
State	47	1,064	1,137

Total current taxes	(1,631)	3,995	4,986
Deferred taxes:
Federal	(984)	(256)	(336)
State	(1,087)	(138)	89

Total deferred taxes	(2,071)	(394)	(247)

Total income tax (benefit) expense	$(3,702)	$3,601	$4,739

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of our net deferred tax asset are as follows at:

(Dollars in thousands)	December 31,
	2008	2007
Deferred tax assets
Allowance for loan losses	$6,360	$2,521
Other than temporary impairment on securities	660	—
Capital loss	180	180
Deferred compensation	658	505
Deferred capitalized costs	56	56
Charitable contributions	12	—
Other accrued expenses	184	144
Reserve for unfunded commitments	121	121
State taxes	1	316
State taxes net operating loss carried forward	324	—
Stock based compensation	570	312
Depreciation and amortization	167	72
Unrealized losses on securities and deferred compensation	833	953

Total deferred tax assets	10,126	5,180
Deferred tax liabilities
Deferred loan origination costs	(357)	(361)
Valuation allowance	(3,180)	(180)

Total deferred tax liabilities	(3,537)	(541)

Total net deferred tax assets	$6,589	$4,639

The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized for continuing operations as follows:

	Year Ended December 31,
	2008	2007	2006
Federal income tax based on statutory rate	(34.0)%	34.0%	34.0%
State franchise tax net of federal income tax benefit	(7.7)	6.5	6.7
Permanent differences	(1.3)	(1.7)	(0.7)
Other	0.3	(0.6)	(0.2)
Valuation allowance	19.1	0.2	0.2

Total income (benefits) tax expense	(23.6)%	38.4%	40.0%

We recognize deferred tax assets and liabilities for the future tax consequences related to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax credits. Our deferred tax assets, net of a valuation allowance, totaled $6.6 million and $4.6 million as of December 31, 2008 and 2007, respectively. We evaluate our deferred tax assets for recoverability using a consistent approach which considers the relative impact of negative and positive evidence, including our historical profitability and projections of future taxable income. We are required to establish a valuation allowance for deferred tax assets and record a charge to income or stockholders’ equity if we determine, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets will not be realized. In evaluating the need for a valuation allowance, we estimate future taxable income based on management-approved business plans and ongoing tax planning strategies. This process involves significant management judgment about assumptions that are subject to change from period to period based on changes in tax laws or variances between our projected operating performance, our actual results and other factors.

During the fourth quarter of 2008, we concluded that it was more likely than not that we would not generate sufficient future taxable income in the foreseeable future to realize all of our deferred tax assets. Our conclusion was based on our consideration of the relative weight of the available evidence, including the rapid deterioration of market and economic conditions, and the uncertainty of future market conditions on our results of operations. As a result, we recorded a $3.0 million valuation allowance to our deferred tax asset for the portion of the future tax benefit that more likely than not will not be utilized in the future. We did not, however, establish a valuation allowance for the deferred tax asset amount that is related to unrealized losses recorded through other comprehensive income on our available-for-sale securities. We believe this deferred tax amount is recoverable because we have the intent and ability to hold these securities until recovery of the unrealized loss amounts.

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109,” (“FIN 48”) on January 1, 2007. The Company did not have any unrecognized tax benefits and there was no effect on our financial condition or results of operations as a result of implementing FIN 48.

The Company files income tax returns with the U.S. federal government and the state of California. As of December 31, 2008, the Company was subject to examination by the Internal Revenue Service with respect to our U.S. federal tax returns and the Franchise Tax Board for our California state income tax for the 2005-2007 tax years. The Company does not believe there will be any material changes in our unrecognized tax positions over the next 12 months.

Net operating losses (NOL) on U.S. federal income tax returns may be carried back two years and forwarded twenty years. NOL on California state income tax returns maybe carried forward twenty years. The Company expects to file an amended prior year U.S. federal tax return and recognize the U.S. federal tax net operating loss. The state of California has suspended the net operating loss carryover deduction in 2008 and 2009, but corporations may continue to compute and carryover an NOL during the suspension period. Starting in 2011, taxpayers can carry back losses for two years and carry forward for 20 years which will conform to the U.S. tax laws by 2013. The Company expects to have taxable income in 2010 to offset the NOL for 2008.

The Company policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. They did not have any accrued interest or penalties associated with any unrecognized tax benefits, and no interest expense was recognized as a component of income tax expense during the year ended December 31, 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Stock-Based Employee Compensation Plans

Effective March 2, 1999, the Board of Directors adopted, and in January 2000 our shareholders approved, the 1999 Stock Option Plan (the “1999 Plan”). That Plan authorizes the granting of options to directors, officers and other key employees that entitle them to purchase shares of common stock of the Company at a price per share equal to or above the fair market value of the Company’s shares on the respective grant dates of the awards. Options may vest immediately or over various periods, generally ranging up to five years, as determined by the Compensation Committee of our Board of Directors at the time it approves the grant of options under the 1999 Plan. Options may be granted for terms of up to 10 years, but will terminate sooner upon or shortly after a termination of service occurring prior to the expiration of the term of the option. A total of 1,248,230 shares were authorized for issuance under the 1999 Plan (which number has been adjusted for stock splits effectuated subsequent to the Plan’s adoption). Effective February 17, 2004, the Board of Directors adopted the Pacific Mercantile Bancorp 2004 Stock Incentive Plan (the “2004 Plan”), which was approved by the Company’s shareholders in May 2004. That Plan authorizes the granting of options and rights to purchase restricted stock to directors, officers and other key employees, that entitle them to purchase shares of common stock of the Company at, in the case of stock options, a price per share equal to or above the fair market value of the Company’s shares on the date the option is granted or, in case of stock purchase rights, at prices and on such terms as are fixed by the Compensation Committee of the Board of Directors at the time the rights are granted. Options and restricted stock purchase rights may vest immediately or over various periods generally ranging up to five years, or based on the achievement of specified performance goals, as determined by the Compensation Committee at the time it grants the options or the stock purchase rights. Options may be granted under the 2004 Plan for terms of up to 10 years after the grant date, but will terminate sooner upon or shortly after a termination of service occurring prior to the expiration of the term of the option. The Company will become entitled to repurchase any unvested shares subject to restricted purchase rights in the event of a termination of employment or service of the holder of the stock purchase right or in the event the holder fails to achieve any goals that are required to be met as a condition of vesting. A total of 400,000 shares were authorized for issuance under the 2004 Plan.

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

In December 2004, FASB issued SFAS No. 123(R), “Share-Based Payment”, which requires companies or other organizations that grant stock options or other equity compensation awards to employees to recognize, in their financial statements, the fair value of those options and shares as compensation cost over their respective service (vesting) periods. In the case of the Company, SFAS No. 123(R) became effective January 1, 2006 and, as of that date, the Company adopted the fair value recognition provisions of SFAS No. 123(R), using the modified-prospective-transition method. Under this transition method, equity compensation expense includes: (a) compensation expense for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on their grant date fair values estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on their grant date fair values estimated in accordance with the provisions of SFAS No. 123(R). Since stock-based compensation that is recognized in the statement of income is to be determined based on the equity compensation awards that we expect will ultimately vest, that compensation expense has been reduced for estimated forfeitures of unvested options that typically occur due to terminations of employment of optionees. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods in the event actual forfeitures differ from those estimates. For purposes of determining stock-based compensation expense for the year ended December 31, 2008, the Company estimated no forfeitures of options held by the Company’s directors and all other forfeitures to be 7.9% of the unvested options issued.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair values of the options that were outstanding under the 1999, 2004 and 2008 Plans were estimated as of their respective dates of grant using the Black-Scholes option-pricing model. The following table summarizes the weighted average assumptions used for grants in the following periods:

	Twelve Months Ended December 31,
Assumptions with respect to:	2008	2007	2006
Expected volatility	29%	29%	35%
Risk-free interest rate	3.23%	4.79%	4.71%
Expected dividends	0.31%	1.19%	1.07%
Expected term (years)	6.9	6.5	6.5
Weighted average fair value of options granted during period	$1.52	$5.09	$6.83

The following tables summarize the stock option activity under the Company’s 1999 Option Plan, the 1994 Stock Incentive Plan, and the 2008 Equity Incentive Plan for the years ended December 31, 2008, 2007 and 2006.

	Number of Shares	Weighted- Average Exercise Price Per Share	Number of Shares	Weighted- Average Exercise Price Per Share	Number of Shares	Weighted- Average Exercise Price Per Share
	2008		2007		2006
Outstanding – January 1,	1,133,139	$9.82	1,366,924	$9.11	1,470,698	$8.51
Granted	135,000	4.27	44,800	14.66	80,000	17.33
Exercised (1)	(66,062)	5.23	(249,085)	5.93	(135,974)	5.15
Forfeited/Canceled	(64,833)	11.96	(29,500)	17.01	(47,800)	15.53

Outstanding – December 31,	1,137,244	9.31	1,133,139	9.82	1,366,924	9.11

Options Exercisable – December 31,	903,828	$9.44	901,665	$8.79	1,035,637	$7.73

(1)	26,194 shares issued based on a cashless exercise of 66,062 stock options

The aggregate intrinsic values of options exercised in the year ended December 31, 2008, 2007 and 2006 were $225,000, $2.1 million and $1.7 million, respectively. Total fair values of vested options for the same periods were $611,000, $645,000 and $628,000, respectively.

Options Outstanding as of December 31, 2008					Options Exercisable as of December 31, 2008
Range of Exercise Price	Vested	Unvested	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Shares	Weighted- Average Exercise Price
$ 3.48 – 5.99	2,921	117,079	$3.79	9.63	2,921	$3.93
$ 6.00 – 9.99	509,801	17,500	7.33	2.02	509,801	7.32
$10.00 – 12.99	297,772	13,828	11.23	5.13	297,772	11.23
$13.00 – 17.99	81,534	68,809	15.04	6.91	81,534	15.05
$18.00 – 18.84	11,800	16,200	18.09	7.08	11,800	18.13

	903,828	233,416	$9.31	4.45	903,828	$9.44

Weighted Average Remaining Contractual Life (Years)					3.37

The aggregate intrinsic values of options that were outstanding and those that were exercisable under the Plans at December 31, 2008 were $133,000 and $3,000, respectively. A summary of the status of the unvested options as of December 31, 2007, and changes during the period ended December 31, 2008, are set forth in the following table.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Number of Shares Subject to Options	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2007	231,482	$5.74
Granted	135,000	1.52
Vested	(111,135)	5.49
Forfeited/Canceled	(21,931)	6.05

Unvested at December 31, 2008	233,416	$3.39

The aggregate amounts charged against income in relation to stock-based compensation awards was $374,000 net of $261,000 in taxes for the year ended December 31, 2008, respectively. The weighted average period over which nonvested awards are expected to be recognized was 1.94 year at December 31, 2008. The before income tax compensation expense at December 31, 2008 related to non-vested stock option were expected to be recognized in the respective amounts set forth in the table below:

Stock Based Compensation Expense
(In thousands)
For the year ended December 31,
2009	$316
2010	170
2011	101
2012	44
2013	23

Total	$654

12. Earnings Per Share (“EPS”)

Basic EPS excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted to common stock that would then share in our earnings. For the twelve months ended December 31, 2008, 2007 and 2006 stock options for 1,137,244, 211,843 and 108,813 shares, respectively, were not considered in computing diluted earnings per common share because they were antidilutive.

The following table shows how we computed basic and diluted EPS for twelve months ended December 31, 2008, 2007 and 2006.

(In thousands, except per share data)	For the twelve months ended December 31,
	2008	2007	2006
Net (loss) income available for common shareholders (A)	$(11,966)	$5,770	$6,932

Weighted average outstanding shares of common stock (B)	10,473	10,423	10,234
Dilutive effect of employee stock options and warrants	—	432	596

Common stock and common stock equivalents (C)	10,473	10,855	10,830

Earnings per share:
Basic (A/B)	$(1.14)	$0.55	$0.68
Diluted (A/C)	$(1.14)	$0.53	$0.64

13. Shareholders’ Equity

In December 2003, the Company sold 3,680,000 shares of its common stock in a public offering at a price of $9.25 per share. The net offering proceeds (after deducting underwriting commissions and offering expenses) totaled $31,178,000. In addition, the Company issued warrants to the managing underwriter for the public offering entitling it to purchase 224,000 shares of common stock at an exercise price of $11.10 per share. To the extent not exercised, these warrants expired on December 8, 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

During 2008, the Company made open market purchases, pursuant to this program, of an aggregate of 83,578 shares of its common stock for an aggregate purchase price of $517,000, which results in an average per share price of $6.18.

14. Commitments and Contingencies

The Company leases certain facilities and equipment under various non-cancelable operating leases, which generally include 3% to 5% escalation clauses in the lease agreements. Rent expense for the years ended December 31, 2008, 2007 and 2006 was $2,360,000, $2,321,000, and $2,183,000, respectively. Sublease income for the year ended December 31, 2008, December 31, 2007 and December 31, 2006 was $28,000, $32,000 and $28,000, respectively.

Future minimum non-cancelable lease commitments were as follows at December 31, 2008:

(Dollars in thousands)
2009	2,077
2010	1,541
2011	993
2012	436
2013	90
Thereafter	—

Total	$5,137

To meet the financing needs of our customers in the normal course of business, the Company is party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit and standby letters of credit. These commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements. At December 31, 2008 and 2007, the Company was committed to fund certain loans including letters of credit amounting to approximately $218 million and $237 million, respectively. The contractual amounts of credit-related financial instruments such as commitments to extend credit, credit-card arrangements, and letters of credit represent the amounts of potential accounting loss should the contracts be fully drawn upon, the customers default, and the value of any existing collateral become worthless.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company is subject to legal actions normally associated with financial institutions. At December 31, 2008 and 2007, the Company did not have any pending legal proceedings that were expected to be material to its consolidated financial condition or results of operations.

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

15. Employee Benefit Plans

The Company has a 401(k) plan that covers substantially all full-time employees. That plan permits voluntary contributions by employees, a portion of which are matched by the Company. The Company’s expenses relating to its contributions to the 401(k) plan for the years ended December 31, 2008, 2007 and 2006 were $368,000, $312,000 and $354,000, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We adopted FAS 158 effective December 31, 2006. The SERP is the only post-retirement plan that we maintain that is subject to FAS 158. The changes in the projected benefit obligation of other benefits under the Plan during 2008, 2007 and 2006, its funded status at December 31, 2008, 2007 and 2006, and the amounts recognized in the balance sheet at December 31, 2008 and December 31, 2007, were as follows:

	At December 31,
	2008	2007	2006
	(Dollars in thousands)
Change in benefit obligation:
Benefit obligation at beginning of period	$1,628	$1,135	$921
Service cost	185	171	136
Interest cost	109	89	65
Participant contributions	—	—	—
Plan amendments	—	—	—
Combination/divestiture/curtailment/settlement/termination	—	—	—
Actuarial loss/(gain)	—	233	13
(Benefits paid)	—	—	—

Benefit obligation at end of period	$1,922	$1,628	$1,135

Funded status:	—	—	—
Amounts recognized in the Statement of Financial Condition
Unfunded accrued SERP liability—current	$—	$—	$—
Unfunded accrued SERP liability—noncurrent	(1,922)	(1,628)	(1,135)

Total unfunded accrued SERP liability	$(1,922)	$(1,628)	$(1,135)

Net amount recognized in accumulated other comprehensive income
Prior service cost/(benefit)	$62	$76	$92
Net actuarial loss/(gain)	260	325	151

Total net amount recognized in accumulated other comprehensive income	$322	$401	$243
Accumulated benefit obligation	$1,411	$1,033	$747
Components of net periodic SERP cost YTD:
Service cost	$185	$171	$136
Interest cost	109	89	65
Expected return on plan assets	—	—	—
Amortization of prior service cost/(benefit)	15	15	16
Amortization of net actuarial loss/(gain)	64	60	23

Net periodic SERP cost	$373	$335	$240

Recognized in other comprehensive income YTD:
Prior service cost/(benefit)	$—	$—	$—
Net actuarial loss/(gain)	—	233	—
Amortization of prior service cost/(benefit)	(15)	(15)	(4)
Amortization of net actuarial loss/(gain)	(64)	(60)	(5)

Total recognized year to date in other comprehensive income	$(79)	$158	$(9)

Assumptions as of December 31,:
Assumed discount rate	6.25%	6.25%	6.50%
Rate of compensation increase	4.00%	4.00%	4.00%

As of December 31, 2008, $322,000 benefits are expected to be paid in the next five years and a total of $1.8 million of benefits are expected to be paid from year 2014 to year 2018. $79,000 is expected to be recognized in net periodic benefit cost in 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes that, as of December 31, 2008, the Company and the Bank met all capital adequacy requirements to which they are subject and have not been notified by any regulator agency that would require the Company or the Bank to maintain additional capital.

As of December 31, 2008, based on the applicable capital adequacy regulations, the Company and the Bank are categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Company and the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following tables.

			Applicable Federal Regulatory Requirement
	Actual		For Capital Adequacy Purposes		To be Categorized As Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total Capital to Risk Weighted Assets:
Company	$110,722	12.1%	$73,435	At least 8.0%	N/A	N/A
Bank	91,759	10.1%	72,629	At least 8.0%	$90,786	At least 10.0%
Tier I Capital to Risk Weighted Assets:
Company	$99,195	10.8%	$36,717	At least 4.0%	N/A	N/A
Bank	80,357	8.9%	36,314	At least 4.0%	$54,471	At least 6.0%
Tier I Capital to Average Assets:
Company	$99,195	8.4%	$46,989	At least 4.0%	N/A	N/A
Bank	80,357	6.9%	46,756	At least 4.0%	$58,445	At least 5.0%

The actual capital amounts and ratios of the Company and the Bank at December 31, 2007 are presented in the following table:

			Applicable Federal Regulatory Requirement
	Actual		For Capital Adequacy Purposes		To be Categorized As Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total Capital to Risk Weighted Assets:
Company	$121,646	14.6%	$66,712	At least 8.0%	N/A	N/A
Bank	94,367	11.4%	66,441	At least 8.0%	$83,051	At least 10.0%
Tier I Capital to Risk Weighted Assets:
Company	$115,225	13.8%	$33,356	At least 4.0%	N/A	N/A
Bank	87,984	10.6%	33,220	At least 4.0%	$49,831	At least 6.0%
Tier I Capital to Average Assets:
Company	$115,225	10.7%	$43,170	At least 4.0%	N/A	N/A
Bank	87,984	8.2%	43,022	At least 4.0%	$53,777	At least 5.0%

There are no conditions or events that management believes have changed the Company’s or the Bank’s classification as well-capitalized since December 31, 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17. Parent Company Only Information

Condensed Statements of Financial Condition

(Dollars in thousands)

	December 31,
	2008	2007
Assets
Due from banks and interest-bearing deposits with financial institutions	$11,553	$24,005
Investment in subsidiaries	79,681	86,133
Securities available for sale, at fair value	45	65
Loans (net of allowance of $38 and $38, respectively)	9,043	3,827
Other assets	1,581	525

Total assets	$101,903	$114,555

Liabilities and Shareholders’ Equity
Liabilities	$144	$166
Subordinated debentures	17,527	17,527
Shareholders’ equity	84,232	96,862

Total liabilities and shareholders’ equity	$101,903	$114,555

Condensed Statements of Income

(Dollars in thousands)

	Year Ended December 31,
	2008	2007	2006
Interest income	$1,010	$1,714	$1,975
Interest expense	(1,073)	(1,956)	(2,254)
Other expenses	(341)	(458)	(42)
Equity in undistributed earnings of Subsidiaries	(11,562)	6,470	7,253

Net income	$(11,966)	$5,770	$6,932

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Statement of Cash Flows

(Dollars in thousands)

	Year Ended December 31,
	2008	2007	2006
Cash Flows from Operating Activities:
Net (loss) income	$(11,966)	$5,770	$6,932
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net amortization of premium on securities	—	—	1
Net (increase) decrease in accrued interest receivable	(17)	(2)	40
Net decrease (increase) decrease in other assets	14	555	(8)
Net (increase) decrease in deferred taxes	(371)	1,109	(735)
Stock-based compensation expense	635	582	585
Undistributed earnings (losses)of subsidiary	11,569	(6,470)	(7,252)
Net (decrease) increase in interest payable	(21)	(146)	44
Net increase (decrease) in other liabilities	—	(21)	22

Net cash (used in) provided by operating activities	(157)	1,377	(371)

Cash Flows from Investing Activities:
Net (increase) decrease in loans	(5,217)	3,177	3,234
Proceed from sale of subsidiary	—	—	127
Gain on sale of subsidiary	—	—	(2)
Proceeds from dissolution of trust preferred	—	155
Principal payments received for investment security available for sale	20	17	—

Net cash (used in) provided by investing activities	(5,197)	3,349	3,359
Cash Flows from Financing Activities:
Cash dividends paid	(1,049)
Proceeds from exercise of stock options	—	1,477	620
Tax Benefit from exercise of stock options	93	400	507
Share buyback	(517)	(869)	—
Redemption of subordinated debentures	—	(10,310)	—
Capital contribution to subsidiaries	(5,625)	—	—

Net cash (used in) provided by financing activities	(7,098)	(9,302)	1,127

Net (decrease) increase in cash and cash equivalents	(12,452)	(4,576)	4,115
Cash and Cash Equivalents, beginning of period	24,005	28,581	24,466

Cash and Cash Equivalents, end of period	$11,553	$24,005	$28,581

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Federal Home loan Bank (FHLB) and Federal Reserve Bank (FRB) Stock. The Bank is a member of the FHLB system and FRB of San Francisco. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amount. The fair value of FHLB and FRB Stock is defined as the carrying amount and is classified as a restricted security and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income.

Loans. The fair value for loans with variable interest rates is the carrying amount. The fair value of fixed rate loans is derived by calculating the discounted value of future cash flows expected to be received by the various homogeneous categories of loans. All loans have been adjusted to reflect changes in credit risk.

Impaired Loans. SFAS No. 157 applies to loans measured for impairment in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan”, including impaired loans measured at an observable market price (if available), and at the fair value of the loan’s collateral (if the loan is collateral dependent) less selling cost. The fair value of an impaired loan is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance for possible losses represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. When the fair value of the collateral is based on an observable market price or a current appraised value, we record the impaired loan at nonrecurring Level 2. When an appraised value is not available, or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price or a discounted cash flow has been used to determine the fair value, we record the impaired loan at nonrecurring Level 3.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Commitments to Extend Credit and Standby Letters of Credit. The fair value of commitments to extend credit and standby letters of credit, are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. These fees are not deemed significant at December 31, 2008 and 2007.

The estimated fair values and related carrying amounts of the Company’s financial instruments are as follows:

	December 31,
	2008		2007
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$107,133	$107,133	$53,732	$53,732
Interest-bearing deposits with financial institutions	198	198	198	198
Federal Reserve Bank and Federal Home Loan Bank stock	13,420	13,420	12,662	12,662
Securities available for sale	160,945	160,945	218,838	218,838
Loans, net	828,041	821,339	773,071	773,942
Financial Liabilities:
Noninterest bearing deposits	152,462	152,462	187,551	187,551
Interest-bearing deposits	669,239	676,010	559,112	563,919
Borrowings	233,758	239,514	208,818	211,077
Junior subordinated debentures	17,527	17,527	17,527	17,527

The following table shows the recorded amounts of assets measured at fair value on a recurring basis.

	At December 31, 2008 (in thousands)
	Total	Level 1	Level 2	Level 3
Assets at Fair Value:
Investment securities available for sale	$160,945	$1,747	$157,961	$1,237

The changes in Level 3 assets measured at fair value on a recurring basis are summarized in the following table:

Investment Securities Available for Sale (in thousands)
Balance of recurring Level 3 instruments at January 1, 2008	$8,436
Total gains or losses (realized/unrealized):
Included in earnings-realized	—
Included in earnings-unrealized(1)	(1,603)
Included in other comprehensive income	—
Purchases, sales, issuances and settlements, net	(11)
Transfers in and/or out of Level 3	(5,585)

Balance of recurring Level 3 assets at December 31, 2008	$1,237

(1)	Amount reported as an other than temporary impairment loss in the noninterest income portion of the income statement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	At December 31, 2008 (in thousands)
	Total	Level 1	Level 2	Level 3
Assets at Fair Value:
Loans	$30,674	$—	$25,887	$4,787
Other assets(1)	14,008	—	14,008	—

Total	$44,682	$—	$39,895	$4,787

(1)	Includes foreclosed assets

19. Business Segment Information

The Company only has one reportable business segment, the commercial banking division.

20. Quarterly Data

	Year Ended December 31,
	2008					2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter		First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Unaudited)
	(Dollars in thousands, except per share data)
Total interest income	$15,904	$15,128	$15,230	$15,350		$17,160	$17,892	$18,057	$16,949
Total interest expense	9,019	8,613	8,246	8,620		9,388	10,046	9,964	9,219

Net interest income	6,885	6,515	6,984	6,730		7,772	7,846	8,093	7,730
Provision for loan losses	1,075	2,741	1,625	16,244		300	325	300	1,100

Net interest income after provision for loan losses	5,810	3,774	5,359	(9,514)		7,472	7,521	7,793	6,630
Noninterest income	1,474	410	704	17		353	315	369	636
Noninterest expense	5,696	5,694	5,566	6,747		5,101	5,393	5,864	5,360

Income before income taxes	1,588	(1,510)	497	(16,244)		2,724	2,443	2,298	1,906
Income tax expense	588	(680)	143	(3,754)		1,130	899	867	705

Income from continuing operations	1,000	(830)	354	(12,490)		1,594	1,544	1,431	1,201
Loss from discontinued operations, net of taxes	—	—	—	—		—	—	—	—

Net income	$1,000	$(830)	$354	$(12,490	)(1)	$1,594	$1,544	$1,431	$1,201

Net income (loss) per share basic:
Income from continuing operations	$0.10	$(0.08)	$0.03	$(1.19)		$0.15	$0.15	$0.14	$0.11
Loss from discontinued operations	—	—	—	—		—	—	—	—

Net income	$0.10	$(0.08)	$0.03	$(1.19)		$0.15	$0.15	$0.14	$0.11

Net income (loss) per share diluted:
Income from continuing operations	$0.10	$(0.08)	$0.03	$(1.19)		$0.15	$0.14	$0.13	$0.11
(Loss) income from discontinued operations	—	—	—	—		—	—	—	—

Net income	$0.10	$(0.08)	$0.03	$(1.19)		$0.15	$0.14	$0.13	$0.11

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31, 2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Unaudited)
	(Dollars in thousands, except per share data)
Total interest income	$14,595	$15,683	$16,604	$16,918
Total interest expense	6,436	7,419	8,609	8,954

Net interest income	8,159	8,264	7,995	7,964
Provision for loan losses	225	335	270	275

Net interest income after provision for loan losses	7,934	7,929	7,725	7,689
Noninterest income	277	326	389	274
Noninterest expense	5,096	5,261	5,261	5,065

Income before income taxes	3,115	2,994	2,853	2,898
Income tax expense	1,240	1,235	1,151	1,113

Income from continuing operations	1,875	1,759	1,702	1,785
Loss from discontinued operations, net of taxes	(116)	(73)	—	—

Net income	$1,759	$1,686	$1,702	$1,785

Net income (loss) per share basic:
Income from continuing operations	$0.18	$0.18	$0.17	$0.17
Loss from discontinued operations	(0.01)	(0.01)	—	—

Net income	$0.17	$0.17	$0.17	$0.17

Net income (loss) per share diluted:
Income from continuing operations	$0.17	$0.17	$0.16	$0.16
Loss from discontinued operations	(0.01)	(0.01)	—	—

Net income	$0.16	$0.16	$0.16	$0.16

(1)	During the fourth quarter of 2008, the Company recorded a $16.2 million loan loss provision due to a substantial increase in loan defaults (See Note 5—Loans and Allowance for Loan Losses)

21. Discontinued Operations

During the second quarter of 2006, we sold PMB Securities Corp., our retail securities brokerage subsidiary. As a result, commercial banking comprises our continuing operations; while the wholesale mortgage lending business and the retail securities brokerage business have been classified in the accompanying consolidated financial statements as discontinued operations.

The operating results of the discontinued retail securities brokerage business included in the accompanying consolidated statements of income are as follows:

	Year Ended December 31,
	2008	2007	2006
Loss from discontinued operations, before income taxes	$—	$—	$(313)
Income tax benefit	—	—	(124)

Loss from discontinued operations, net of taxes	$—	$—	$(189)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Our management, under the supervision and with the participation of our Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures in effect as of December 31, 2008. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2008, our disclosure controls and procedures were effective to provide reasonable assurance that material information, relating to the Company and its consolidated subsidiaries, required to be included in our Exchange Act reports, including this Annual Report on Form 10-K, is made known to management, including the Chief Executive Officer and Chief Financial Officer, on a timely basis.

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2008, that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management’s Assessment and Determination

Our management assessed the effectiveness of Pacific Mercantile Bancorp’s internal control over financial reporting as of December 31, 2008, based on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design and the testing of the operational effectiveness of Pacific Mercantile Bancorp’s internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

Based on this assessment, management determined that, as of December 31, 2008, Pacific Mercantile Bancorp maintained effective internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Pacific Mercantile Bancorp and subsidiaries

We have audited Pacific Mercantile Bancorp (a California Corporation) and subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Pacific Mercantile Bancorp and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Pacific Mercantile Bancorp and subsidiaries’ internal control over financial reporting based on our audit.

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

In our opinion, Pacific Mercantile Bancorp and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Pacific Mercantile Bancorp and subsidiaries’ as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2008 and our report dated March 16, 2009 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Irvine, California

March 16, 2009

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Except for information regarding our executive officers which is included in Part I of this Report, the information called for by Item 10 is incorporated herein by reference from our definitive proxy statement, which we expect to file with the Commission on or before April 29, 2009, for our 2009 Annual Shareholders Meeting.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference from our definitive proxy statement, which we expect to file with the Commission on or before April 29, 2009, for our 2009 Annual Shareholders Meeting.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except for the information set forth below relating to our equity compensation plans, the information required by Item 12 is incorporated herein by reference from our definitive proxy statement which we expect to file with the Commission on or before April 29, 2009, for our 2009 Annual Shareholders Meeting.

The following table provides information relating to our equity compensation plans as of December 31, 2008:

	Column A	Column B	Column C
	Number of Securities to Be Issued upon Exercise of Outstanding Options	Weighted- Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity compensation plans approved by shareholders	1,137,244	$9.31	389,920
Equity compensation plans not approved by shareholders	—	—	—

	1,137,244	$9.31	389,920

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated herein by reference from our definitive proxy statement which we expect to file with the Commission on or before April 29, 2009, for our 2009 Annual Shareholders Meeting.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated herein by reference from our definitive proxy statement to be filed with the Commission on or before April 29, 2009 for purposes of our 2009 Annual Shareholders Meeting.

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

See Index to Exhibits on Page E-1 of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of March 2009.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following officers and directors of the Registrant in the capacities indicated on March 16, 2009.

Signature	Title

/s/ RAYMOND E. DELLERBA	President, Chief Executive Officer and Director
Raymond E. Dellerba	(Principal Executive Officer)

/s/ NANCY GRAY	Senior Executive Vice President and Chief Financial Officer
Nancy Gray	(Principal Financial and Accounting Officer)

/s/ Robert W. Bartlett	Senior Executive Vice President and Chief Operating Officer
Robert W. Bartlett

/s/ GEORGE WELLS	Chairman of the Board and Director
George Wells

/s/ GARY M. WILLIAMS	Director
Gary M. Williams

/s/ WARREN T. FINLEY	Director
Warren T. Finley

/s/ JOHN THOMAS, M.D.	Director
John Thomas, M.D.

/s/ Matthew F. Schafnitz	Director
Matthew F. Schafnitz

S-1

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
2.1	Plan of Reorganization and Merger Agreement, dated as of February 29, 2000, between Pacific Mercantile Bank and Pacific Mercantile Bancorp(1)

3.1	Articles of Incorporation of Pacific Mercantile Bancorp(1)

3.2	Bylaws of Pacific Mercantile Bancorp(1)

3.3	Pacific Mercantile Bancorp Bylaws, Amended and Restated as of December 17, 2008(12)

4.1	Specimen form of Pacific Mercantile Bancorp Common Stock Certificate(1)

10.1	1999 Incentive Stock Option and Nonqualified Option Plan (the “1999 Plan”)(1)

10.2	Form of Stock Option Agreement pertaining to the 1999 Plan(1)

10.3	Employment Agreement, dated April 23, 1999 between Raymond E. Dellerba and Pacific Mercantile Bank(1)

10.5	Office Space Lease, dated December 8, 1999, between the Irvine Company and Pacific Mercantile Bank(1)

10.6	Sublease, dated as of August 3, 1999, between Wells Fargo Bank, N.A. and Pacific Mercantile Bank(1)

10.7	Sublease, dated as of September 16, 1998, between Washington Mutual Bank, FA, and Pacific Mercantile Bank(1)

10.8	Standard Internet Banking System Licensing Agreement, dated as of January 29, 1999, between Q-UP Systems and Pacific Mercantile Bank(1)

10.9	ODFI—Originator Agreement for Automated Clearing House Entries, dated as of February 16, 1999, between eFunds Corporation and Pacific Mercantile Bank(2)

10.10	Agreement, dated September 15, 1998, between Fiserv Solutions, Inc. and Pacific Mercantile Bank(1)

10.12	Form of Underwriter’s Warrant Agreement with Paulson Investment Company(3)

10.13	Commercial Office Building Lease dated February 26, 2001 between Metro Point 13580, Lot Three, a California limited partnership, and Pacific Mercantile Bank(4)

10.14	Form of Underwriting Agreement entered into by the Company with Paulson Investment Co., Inc. on December 5, 2003(5)

10.15	Form of Representative’s Warrant issued to Paulson Investment Company on December 8, 2003(6)

10.16	Office Space Lease dated March 9, 2001 between California State Teachers Retirement System and Pacific Mercantile Bank(7)

10.17	Assignment & Assumption of Office Space Lease, dated April 1, 2003, between First National Bank and Pacific Mercantile Bank(8)

10.18	Office Space Lease, dated Sept. 14, 2003, between Leonard & Gerald Katz and Pacific Mercantile Bank(9)

10.19	Pacific Mercantile Bancorp 2004 Stock Incentive Plan (the “2004 Plan”)(10)

10.20	Employment Agreement between Pacific Mercantile Bank and Raymond E. Dellerba, as amended and restated effective as of January 1, 2007.(11)

10.21	Supplemental Retirement Plan established by Pacific Mercantile Bank for Raymond E. Dellerba, as restated for purposes of Section 409A of the Internal Revenue Code as of April 6, 2007.(11)

21	Subsidiaries of the Company

23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm

24.1	Power of Attorney (contained on the signature page of Annual Report)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2004

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2004

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2004

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2004

E-1

(1)	Incorporated by reference to the same numbered exhibit to the Company’s Registration Statement (No. 333-33452) on Form S-1 filed with the Commission on June 14, 2000 (the “S-1 Registration Statement”).
(2)	Incorporated by reference to the Exhibit 10.8 to the above referenced S-1 Registration Statement.
(3)	Incorporated by reference to the Exhibit 1.2 to the above referenced S-1 Registration Statement.
(4)	Incorporated by reference to the same numbered exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.
(5)	Incorporated by reference to Exhibit 1.1 to Registration Statement on Form S-2 (No. 333-110377) filed with the SEC on November 10, 2003 (the “S-2 Registration Statement”).
(6)	Incorporated by reference to Exhibit 1.2 to the above referenced S-2 Registration Statement.
(7)	Incorporated by reference to Exhibit 10.11 to the above referenced S-2 Registration Statement.
(8)	Incorporated by reference to Exhibit 10.12 to the above referenced S-2 Registration Statement.
(9)	Incorporated by reference to Exhibit 10.13 to the above referenced S-2 Registration Statement.
(10)	Incorporated by reference to the same numbered exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
(11)	Incorporated by reference to Exhibits 10.1 and 10.2, respectively, to a Current Report on Form 8-K dated April 6, 2007.
(12)	Incorporated by reference to the same numbered exhibit to Current Report on Form 8-K dated December 18, 2008.

E-2