Form 10-Q
period 2009-03-31
PACIFIC MERCANTILE BANCORP
filed 2009-05-11
CIK 1109546

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.) (Check one):

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

10,434,665 shares of Common Stock as of May 6, 2009

PACIFIC MERCANTILE BANCORP

QUARTERLY REPORT ON FORM 10Q

FOR

THE QUARTER ENDED MARCH 31, 2009

i

PART I. – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands)

(Unaudited)

	March 31, 2009	December 31, 2008
ASSETS
Cash and due from banks	$14,012	$16,426
Interest bearing deposits with financial institutions	153,230	90,707

Cash and cash equivalents	167,242	107,133
Interest-bearing time deposits with financial institutions	38,348	198
Federal Reserve Bank and Federal Home Loan Bank Stock, at cost	13,420	13,420
Securities available for sale, at fair value	117,263	160,945
Loans (net of allowances of $16,263 and $15,453, respectively)	827,709	828,041
Investment in unconsolidated subsidiaries	682	682
Other real estate owned	17,076	14,008
Accrued interest receivable	4,044	3,834
Premises and equipment, net	1,035	1,140
Other assets	19,176	34,658

Total assets	$1,205,995	$1,164,059

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$151,911	$152,462
Interest-bearing	744,681	669,224

Total deposits	896,592	821,686
Borrowings	204,579	233,758
Accrued interest payable	2,166	2,850
Other liabilities	4,015	4,006
Junior subordinated debentures	17,527	17,527

Total liabilities	1,124,879	1,079,827

Commitments and contingencies (Note 2)	—	—
Shareholders’ equity:
Preferred stock, no par value, 2,000,000 shares authorized, none issued	—	—
Common stock, no par value, 20,000,000 shares authorized, 10,434,665 shares issued and outstanding at March 31, 2009 and December 31, 2008	72,697	72,592
Retained earnings	10,697	12,831
Accumulated other comprehensive loss	(2,278)	(1,191)

Total shareholders’ equity	81,116	84,232

Total liabilities and shareholders’ equity	$1,205,995	$1,164,059

The accompanying notes are an integral part of these consolidated financial statements.

Part I. Item 1. (continued)

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except for per share data)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Interest income:
Loans, including fees	$11,985	$12,887
Federal funds sold	—	282
Securities available for sale and stock	1,439	2,733
Interest-bearing deposits with financial institutions	89	2

Total interest income	13,513	15,904
Interest expense:
Deposits	5,908	6,159
Borrowings	2,213	2,860

Total interest expense	8,121	9,019

Net interest income	5,392	6,885
Provision for loan losses	3,450	1,075

Net interest income after provision for loan losses	1,942	5,810

Noninterest income
Service fees on deposits and other banking services	372	212
Net gain on sale of securities available for sale	1,884	1,080
Net loss on sale of other real estate owned	2	—
Other	197	182

Total noninterest income	2,455	1,474

Noninterest expense
Salaries and employee benefits	3,658	3,291
Occupancy	681	683
Equipment and furniture	265	284
Data processing	163	172
Professional fees	526	273
Customer expense	96	114
FDIC expense	324	146
Other real estate owned expense	287	81
Other operating expense	653	652

Total noninterest expense	6,653	5,696

Income (loss) before income taxes	(2,256)	1,588
Income tax provision (benefit)	(122)	588

Net income (loss)	$(2,134)	$1,000

Earnings (loss) per share
Basic	$(0.20)	$0.10
Diluted	$(0.20)	$0.09
Dividends paid per share	—	$0.10
Weighted average number of shares:
Basic	10,434,665	10,491,027
Diluted	10,434,665	10,676,259

The accompanying notes are an integral part of these consolidated financial statements.

Part I. Item 1. (continued)

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE (LOSS) INCOME

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Net (loss) income	$(2,134)	$1,000
Other comprehensive loss, net of tax:
Change in unrealized gain (loss) on securities available for sale, net of tax effect	(1,099)	(117)
Change in net unrealized gain (loss) and prior service benefit (cost) on supplemental executive retirement plan, net of tax effect	12	12

Total comprehensive (loss) income	$(3,221)	$895

The accompanying notes are an integral part of these consolidated financial statements.

Part I. Item 1. (continued)

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Three Months Ended March 31,
	2009	2008
Cash Flows From Operating Activities:
Income (loss) from operations	$(2,134)	$1,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	118	168
Provision for loan losses	3,450	1,075
Net amortization of premium on securities	136	87
Net gains on sales of securities available for sale	(1,884)	(1,080)
Decrease in current taxes receivable	98	—
Net amortization of deferred fees and unearned income on loans	(8)	—
Net gain on sales of other real estate owned	(2)	—
Capitalized costs paid on other real estate owned	(701)	—
Write down of other real estate owned	180	—
Stock-based compensation expense	105	155
Net (increase) decrease in accrued interest receivable	(212)	171
Net increase in other assets	(430)	(988)
Net increase in deferred taxes	(220)	—
Net decrease in accrued interest payable	(684)	(501)
Net increase in other liabilities	29	730

Net cash (used) provided by operating activities	(2,159)	817
Cash Flows From Investing Activities:
Net increase in interest-bearing deposits with financial institutions	(38,150)	—
Maturities of and principal payments received for securities available for sale and other stock	7,583	12,710
Purchase of securities available for sale and other stock	(75,259)	(73,287)
Proceeds from sale of securities available for sale and other stock	128,035	67,528
Proceeds from sales of other real estate owned	211	—
Net increase in loans	(5,866)	(19,639)
Purchases of premises and equipment	(13)	(8)

Net cash provided (used) in investing activities	16,541	(12,696)
Cash Flows From Financing Activities:
Net increase in deposits	74,906	12,082
Cash dividends paid	—	(1,049)
Net cash paid for share buyback	—	(44)
Net (decrease) increase in borrowings	(29,179)	13,561

Net cash provided by financing activities	45,727	24,550

Net increase in cash and cash equivalents	60,109	12,671
Cash and Cash Equivalents, beginning of period	107,133	53,732

Cash and Cash Equivalents, end of period	$167,242	$66,403

Supplementary Cash Flow Information:
Cash paid for interest on deposits and other borrowings	$8,661	$9,519

Non-Cash Investing Activities:
Net decrease in net unrealized losses and prior year service cost on supplemental employee retirement plan, net of tax	$(12)	$(12)

Net increase in net unrealized gains and losses on securities held for sale, net of income tax	$1,099	$117

Other real estate owned acquired	$2,756	$4,225

Mark to market loss (gain) adjustment of equity securities	$15	$(10)

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

These unaudited consolidated financial statements have been prepared on a basis consistent with prior periods, and should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2008, and the notes thereto, included in our Annual Report on Form 10–K for the fiscal year ended December 31, 2008, as filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934.

Our consolidated financial position at March 31, 2009, and the consolidated results of operations for the three month period ended March 31, 2009, are not necessarily indicative of what our financial position will be as of the end of, or of the results of our operations that may be expected for any other interim period during or for, the full year ending December 31, 2009.

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

Principles of Consolidation

The consolidated financial statements for the three month period ended March 31, 2009 and 2008 include the accounts of PMBC and its wholly owned subsidiary, Pacific Mercantile Bank.

Nonperforming Loans and Other Assets

As of March 31, 2009, the Company had $34.2 million of loans deemed impaired of which $21.9 million was nonaccrual, $12 million of troubled debt restructurings which was comprised of $9 million in nonaccrual loans and $3 million accruing loans performing in accordance to the modified terms, and $9.3 million of other impaired loans less than 90 days delinquent. As of December 31, 2008, the Company had $30.7 million of loans deemed impaired of which $11 million was nonaccrual, $7.5 million of troubled debt restructurings which was comprised of $4.9 million in nonaccrual loans and $2.6 million accruing loans performing in accordance to the modified terms, and $12.3 million of loans less than 90 days delinquent. Other real estate owned (OREO) balance was $17.1 million and $14.0 million, respectively, as of March 31, 2009 and December 31, 2008.

(Loss) Income Per Share

Basic (loss) income is computed by dividing net (loss) income by the weighted average number of common shares outstanding for the period. Diluted (loss) income reflects the potential dilution that would occur if stock options or other contracts to issue common stock were exercised or converted into shares of common stock which would share in our earnings. For the three month periods ended March 31, 2009, stock options to purchase 1,127,744 shares, were not considered in computing diluted (loss) income per common share because they were antidilutive.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.-)

2. Significant Accounting Policies (Cont.-)

The following table shows how we computed basic and diluted (loss) income for the three month period ended March 31, 2009 and 2008.

	For the Three Months Ended March 31,
(In thousands, except earnings per share data)	2009	2008
Net income (loss) available for common shareholders (A)	$(2,134)	$1,000

Weighted average outstanding shares of common stock (B)	10,435	10,491
Dilutive effect of employee stock options and warrants	—	185

Common stock and common stock equivalents (C)	10,435	10,676

Income (loss) per share:
Basic (A/B)	$(0.20)	$0.10
Diluted (A/C)	$(0.20)	$0.09

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

In October, 2008, the FASB issued Staff Position 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is not Active,” (FSP 157-3). FSP 157-3 clarifies the application of SFAS 157, “Fair Value Measurements,” in a market that is not active. This FSP was effective upon issuance, including prior periods for which financial statements have not been issued. The Company uses existing techniques when valuing our level 3 assets, which we feel are appropriate and accurately reflect fair value as of the financial statement date.

In April, 2009, the Financial Accounting Standards Board (“FASB”) issued Financial Staff Position Financial Accounting Standard 157-4 (“FSP FAS 157-4”), Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, which provides guidelines for making fair value measurements more consistent with the principles presented in FASB Statement No. 157, Fair Value Measurements. FSP FAS 157-4 relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms what Statement 157 states is the objective of fair value measurement—to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. This FSP is effective for interim and annual periods ending after June 15, 2009, but entities may early adopt for the interim and annual periods ending after March 15, 2009. The Company has chosen not to early adopt this FSP, and does not feel the required adoption next quarter will have a material effect on our financial statements.

In April, 2009, the FASB issued Financial Staff Position Financial Accounting Standard 107-1 and Accounting Principles Board 28-1 (“FSP FAS 107-1 and APB 28-1”), Interim Disclosures about Fair Value of Financial Instruments, which enhances consistency in financial reporting by increasing the frequency of fair value disclosures. FSP FAS 107-1 and APB 28-1 relate to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet of companies at fair value. Prior to issuing this FSP, fair values for these assets and liabilities were only disclosed once a year. The FSP now requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. This FSP is effective for interim and annual periods ending after June 15, 2009, but entities may early adopt for the interim and annual periods ending after March 15, 2009. The Company has chosen not to early adopt this FSP, and does not feel the required adoption next quarter will have a material effect on our financial statements.

In April, 2009, the FASB issued Financial Staff Position Financial Accounting Standard 115-2 and Financial Accounting Standard 124-2 (“FSP FAS 115-2 and FAS 124-2”), Recognition and Presentation of Other-Than-Temporary Impairments, which provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. FSP FAS 115-2 and FAS 124-2 provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. The measure of impairment in comprehensive income remains fair value. The FSP also requires increased and more timely disclosures sought by investors regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. This FSP is effective for interim and annual periods ending after June 15, 2009, but entities may early adopt for the interim and annual periods ending after March 15, 2009. The Company has chosen not to early adopt this FSP, and does not feel the required adoption next quarter will have a material effect on our financial statements.

Commitments and Contingencies

To meet the financing needs of our customers in the normal course of business, we are a party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements. At March 31, 2009, loan commitments and letters of credit totaled $198 million and $16 million, respectively. The contractual amount of a credit-related financial instrument such as a commitment to extend credit, a credit-card arrangement or a letter of credit represents the amounts of potential accounting loss should the commitment be fully drawn upon, the customer default, and the value of any existing collateral securing the customer’s payment obligation become worthless.

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

In the ordinary course of business, we are subject to legal actions normally associated with financial institutions. At March 31, 2009, we were not a party to any pending legal action that is expected to be material to our consolidated financial condition or results of operations.

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

In December 2004, FASB issued SFAS No. 123(R), “Share-Based Payment”, which requires companies or other organizations that grant stock options or other equity compensation awards to employees to recognize, in their financial statements, the fair value of those options and shares as compensation cost over their respective service (vesting) periods. In the case of the Company, SFAS No. 123(R) became effective January 1, 2006 and, as of that date, the Company adopted the fair value recognition provisions of SFAS No. 123(R), using the modified-prospective-transition method. Under this transition method, equity compensation expense includes: (a) compensation expense for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on their grant date fair values estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on their grant date fair values estimated in accordance with the provisions of SFAS No. 123(R). Since stock-based compensation that is recognized in the statement of income is to be determined based on the equity compensation awards that we expect will ultimately vest, that compensation expense has been reduced for estimated forfeitures of unvested options that typically occur due to terminations of employment of optionees. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods in the event actual forfeitures differ from those estimates. For purposes of determining stock-based compensation expense for the quarter ended March 31, 2009, the Company estimated no forfeitures of options held by the Company’s directors and all other forfeitures to be 7.9% of the unvested options issued.

The fair values of the options that were outstanding under the 1999, 2004 and 2008 Plans were estimated as of their respective dates of grant using the Black-Scholes option-pricing model. The following table summarizes the weighted average assumptions used for grants in the following periods:

	Three Months Ended March 31,
Assumptions with respect to:	2009	2008(1)
Expected volatility	29%	—
Risk-free interest rate	1.65%	—
Expected dividends	0.26%	—
Expected term (years)	6.9	—
Weighted average fair value of options granted during period	$1.52	$—

(1)	The Company did not grant stock options during the first quarter of 2008.

The following tables summarize the share option activity under the Company’s 1999, 2004 and 2008 Plans during the three month period ended March 31, 2009 and 2008, respectively.

	Three Months Ended March 31,
	2009		2008
	Number of Shares Subject to Options	Weighted- Average Exercise Price Per Share	Number of Shares Subject to Options	Weighted- Average Exercise Price Per Share
Outstanding—January 1,	1,137,244	$9.31	1,133,139	$9.82
Granted	3,000	4.35	—	—
Exercised	—	—	—	—
Forfeited/Canceled	(12,500)	11.57	—	—

Outstanding—March 31,	1,127,744	9.27	1,133,139	9.82

Options Exercisable—March 31,	921,130	$9.54	937,267	$8.96

There were no options exercised during the three months ended March 31, 2009 and 2008. Total fair values of vested options at March 31, 2009 and 2008, were $145,000 and $202,000, respectively.

	Options Outstanding as of March 31, 2009				Options Exercisable as of March 31, 2009
Range of Exercise Price	Vested	Unvested	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Shares	Weighted- Average Exercise Price
$ 3.48 – $5.99	1,046	119,454	$3.80	9.59	1,046	$3.48
$ 6.00 – $9.99	509,801	12,500	7.32	1.71	509,801	7.32
$10.00 – $12.99	304,300	7,300	11.23	4.88	304,300	11.23
$13.00 – $17.99	92,183	58,160	15.04	6.66	92,183	15.05
$18.00 – $18.84	13,800	9,200	18.11	6.83	13,800	18.11

	921,130	206,614	$9.27	4.19	921,130	$9.54

The aggregate intrinsic values of options that were outstanding and exercisable under the Plans at March 31, 2009, and 2008, were $52 and $1.5 million, respectively. A summary of the status of the unvested options as of December 31, 2008, and changes during the three month period ended March 31, 2009, are set forth in the following table.

	Number of Shares Subject to Options	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2008	233,416	$3.39
Granted	3,000	1.52
Vested	(17,302)	5.80
Forfeited/Canceled	(12,500)	4.10

Unvested at March 31, 2009	206,614	$3.05

The aggregate amounts charged against income in relation to stock-based compensation awards was $99,000 net of $6,000 in taxes for the three months ended March 31, 2009. The weighted average period over which nonvested awards are expected to be recognized was 1.91 year at March 31, 2009. The before income tax compensation expense at March 31, 2009 related to non-vested stock option were expected to be recognized in the respective amounts set forth in the table below:

Stock Based Compensation Expense
(In thousands)
Remainder of 2009	$223
For the year ended December 31,
2010	173
2011	103
2012	46
2013	24
2014	—

Total	$569

4. Employee Benefit Plan

The Company has established a Supplemental Retirement Plan (SERP) for its Chief Executive Officer. Net periodic benefit costs are charged to “employee benefits expense” in the consolidated statements of operations to recognize the Company’s expense in respect of that Plan. The components of net periodic benefit cost for the SERP are set forth in the table below:

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Service cost	$48	$45
Interest cost	30	26
Expected return on plan assets	—	—
Amortization of prior service cost	4	4
Amortization of net actuarial loss	16	16

Net periodic SERP cost	$98	$91

5. Income Taxes

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109,” (“FIN 48”) on January 1, 2007. We did not have any unrecognized tax benefits at March 31, 2009 and 2008.

We file income tax returns with the U.S. federal government and the state of California. As of March 31 and January 1, 2009, we were subject to examination by the Internal Revenue Service with respect to our U.S. federal tax returns and the Franchise Tax Board for California, for the 2005-2007 tax years. We do not believe there will be any material changes in our unrecognized tax positions over the next 12 months.

Net operating losses (NOL) on U.S. federal income tax returns may be carried back two years and forward twenty years. NOL on California state income tax returns maybe carried forward twenty years. The Company expects to file an amended prior year U.S. federal tax return and recognize the U.S. federal tax net operating loss. The state of California has suspended the net operating loss carryover deduction in 2008 and 2009, but corporations may continue to compute and carryover an NOL during the suspension period. Starting in 2011, taxpayers can carry back losses for two years and carry forward for 20 years which will conform to the U.S. tax laws by 2013. The Company expects to have taxable income in 2011 to offset the NOL for 2008.

Our policy is that we recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. We did not have any accrued interest or penalties associated with any unrecognized tax benefits, and no interest expense was recognized during the three months ended March 31, 2009 and 2008. Our effective tax rate differs from the federal statutory rate primarily due to tax free income on municipal bonds and the non-deductibility of certain expenses recognized for financial reporting purposes and state taxes.

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

Assets

Investment Securities Available for Sale. Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the- counter markets and money market funds. Level 2 securities include mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Securities classified as level 3 include asset-backed securities in less liquid markets.

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

Foreclosed Assets. Foreclosed assets are adjusted to the lower of cost or fair value, less estimated costs to sell, at the time the loans are transferred to foreclosed assets. Subsequently, foreclosed assets are carried at the lower of carrying value or fair value less estimated costs to sell. Fair value is determined on the bases of upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, we record the foreclosed asset at nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, we record the foreclosed asset at nonrecurring Level 3.

The following table shows the recorded amounts of assets measured at fair value on a recurring basis.

	At March 31, 2009 (in thousands)
	Total	Level 1	Level 2	Level 3
Assets at Fair Value:
Investment securities available for sale	$117,263	$1,765	$114,767	$731

The changes in Level 3 assets measured at fair value on a recurring basis are summarized in the following table:

Investment Securities Available for Sale (in thousands)
Balance of recurring Level 3 instruments at January 1, 2009	$1,237
Total gains or losses (realized/unrealized):
Included in earnings-realized	—
Included in earnings-unrealized	—
Included in other comprehensive income	(506)
Purchases, sales, issuances and settlements, net	—
Transfers in and/or out of Level 3	—

Balance of recurring Level 3 assets at March 31, 2009	$731

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

	At March 31, 2009 (in thousands)
	Total	Level 1	Level 2	Level 3
Assets at Fair Value:
Loans	$34,177	$—	$29,938	$4,239
Other assets(1)	17,076	—	17,076	—

Total	$51,253	$—	$47,014	$4,239

(1)	Includes foreclosed assets

7. Loans

The composition of the Company’s loan portfolio as of March 31, 2009 and December 31, 2008 is as follows:

	March 31, 2009		December 31, 2008
	Amount	Percent	Amount	Percent
Commercial loans	$302,996	35.9%	$300,945	35.7%
Commercial real estate loans - owner occupied	178,734	21.1%	174,169	20.6%
Commercial real estate loans - all other	127,229	15.1%	127,528	15.1%
Residential mortgage loans - multi-family	101,751	12.1%	100,971	12.0%
Residential mortgage loans - single family	65,075	7.7%	65,127	7.7%
Construction loans	29,299	3.5%	32,528	3.9%
Land development loans	31,577	3.7%	33,283	3.9%
Consumer loans	7,702	0.9%	9,173	1.1%

Gross loans	844,363	100.0%	843,724	100.0%

Deferred fee (income) costs, net	(391)		(230)
Allowance for loan losses	(16,263)		(15,453)

Loans, net	$827,709		$828,041

Changes in the allowance for loan losses for the three months ended March 31, 2009 and 2008 are as follows:

	For three months ended March 31
	2009	2008
Balance, beginning of period	$15,453	$6,126
Provision for loan losses	3,450	1,075
Net, amounts charged off	(2,640)	(540)

Balance, end of period	$16,263	$6,661

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Pacific Mercantile Bancorp is a bank holding company that owns all of the stock of Pacific Mercantile Bank (the “Bank”), which is a commercial bank that provides a full range of banking services to small and medium-size businesses and to professionals and the general public in Orange, Los Angeles, San Bernardino and San Diego counties, in Southern California. Substantially all of our operations are conducted and substantially all of our assets are owned by the Bank, which accounts for substantially all of our consolidated revenues, expenses and operating income,

The following discussion presents information about our consolidated results of operations for the three month period ended March 31, 2009 and 2008 and our consolidated financial condition, liquidity and capital resources at March 31, 2009 and should be read in conjunction with our interim consolidated financial statements and the notes thereto included elsewhere in this Report.

Forward-Looking Information

Statements contained in this Report that are not historical facts or that discuss our expectations, beliefs or views regarding our future operations or future financial performance, or financial or other trends in our business, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. Often, they include the words “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “project,” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could,” or “may.” The information contained in such forward-looking statements is based on current information and assumptions about future events over which we do not have control and our business is subject to a number of risks and uncertainties that could cause our financial condition or actual operating results in the future to differ significantly from our expected financial condition or operating results that are set forth in those statements. Certain of those risks and uncertainties are summarized below, in this Item 2, under the caption “Risks that could Affect our Future Financial Performance” and those, as well as other, risks are discussed in detail in Item 1A, “Risk Factors,” in Part II of this Report and in Item 1A in our Annual Report on Form 10-K for our fiscal year ended December 31, 2008 and readers of this Report are urged to read that summary below and the information contained in Item 1A in Part II of this report and in Item 1A of our 2008 10-K in conjunction with this Report.

Due to those risks and uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements contained in this Report, which speak only as of the date of this Report, or to make predictions about future performance based solely on historical financial performance. We also disclaim any obligation to update forward-looking statements contained in this Report or in our 2008 10-K or any other prior filings with Securities and Exchange Commission.

Overview of Operating Results in the Three Months Ended March 31, 2009

The following table sets forth information regarding the interest income that we generated, the interest expense that we incurred, our net interest income, noninterest income, noninterest expense, and our net income (loss) and net income (loss) per share for the three months ended March 31, 2009 and 2008.

	Three Months Ended March 31,
	2009 Amounts	2008 Amounts	Percent Change
Interest income	$13,513	$15,904	(15.0)%
Interest expense	8,121	9,019	(10.0)%

Net interest income	$5,392	$6,885	(21.7)%
Provision for loan losses	$3,450	$1,075	220.9%

Net interest income after provision for loan losses	$1,942	$5,810	(66.6)%
Noninterest income	$2,455	$1,474	66.6%
Noninterest expense	$6,653	$5,696	16.8%

Income before income tax	$(2,256)	$1,588	(242.1)%
Income tax (benefit) provision	(122)	588	(120.7)%

Net income (loss)	$(2,134)	$1,000	(313.4)%

Net income (loss) per diluted share	$(0.20)	$0.09	(322.2)%

Weighted average number of diluted shares	10,434,665	10,676,259	(2.3)%

As the table above indicates, we incurred a net loss of $2.1 million, or $0.20 per diluted share, in the three months ended March 31, 2009, as compared to net income of $1.0 million, or $0.09 per diluted share, in the same three months of 2008. That net loss was primarily attributable to:

•

A decline in net interest income of $1.5 million, or 21.7%, in the three months ended March 31, 2009, primarily due to a decline in interest income of $2.4 million, or 15.0%, which was only partially offset by a $900,000, or 10%, decline in interest expense during that three month period. The decline in interest income was attributable to:

¡

reductions in interest rates by the Federal Reserve Board in response to the economic downturn, which has led to decreases in prevailing interest rates that reduced the yields on our loans and other interest-earning assets;

¡

an increase of $11.2 million, or 104%, in non-performing loans, on which we had to cease accruing interest, during the three months ended March 31, 2009 as compared to non-performing loans at March 31, 2008, which we believe was attributable to the continued deterioration of economic conditions and the on-going credit crisis in the United States that have adversely affected the financial condition of an increasing number of borrowers and prevented them from (i) refinancing their non-performing loans on more affordable terms and (ii) selling the real properties that collateralized and had been expected to provide a source of repayment of their loans.

•

An increase of $2.4 million, or approximately 221%, in the provision we made for possible loan losses in the three months ended March 31, 2009, in order to increase the loan loss reserve to provide for the increases that occurred in nonperforming loans during that period and the risk of further increases in non-performing loans due to worsening economic conditions and the prospect that these conditions will not improve significantly during 2009. This increase in the provision for possible loan losses resulted in an increase in our loan loss reserve to $16.3 million, or approximately 1.93% of loans outstanding, at March 31, 2009 as compared to $15.5 million, or 1.83%, of the loans outstanding at December 31, 2008.

•

An increase of $957,000, or 16.8%, in noninterest expense due primarily to (i) the addition of personnel in our credit administration and mortgage banking departments, (ii) increases in expenses incurred in connection with foreclosures of non-performing loans and the carrying costs of the properties acquired by foreclosure (“Other Real Estate Owned” or “OREO”) and (iii) an increase by the FDIC in insurance premiums imposed on all FDIC-insured banks as a means of funding increases in the FDIC’s insurance fund necessitated by an increase in bank failures attributable to the economic problems and conditions that led to the economic recession and credit crisis.

In light of prevailing economic conditions and the uncertainties regarding the ultimate severity of the economic recession and credit crisis, we believe that our actions in charging off nonperforming loans and increasing the loan loss reserve are prudent in the current weak economy.

The following table indicates the impact that the decreases in our net interest income in and the net loss for the three months ended March 31, 2009 had on our net interest margin and the returns on average assets and average equity during that three month period:

	Three Months Ended March 31,
	2009	2008
Net interest margin (1) (2)	1.92%	2.60%
Return on average assets (1)	(0.74)%	0.37%
Return on average shareholders’ equity (1)	(10.43)%	4.08%

(1)	Annualized.
(2)	Net interest income expressed as a percentage of total average interest earning assets.

At March 31, 2009, non-performing loans, together with other nonperforming assets consisting of OREO, totaled $39 million, or 3.2% of total assets, as compared to $29.9 million or 2.7% of total assets at December 31, 2008.

However, notwithstanding the net loss incurred in the quarter ended March 31, 2009, the ratio of the Bank’s total capital to risk-weighted assets was 10.9% at March 31, 2009, which exceeded the ratio required, under bank regulatory guidelines, for the Bank to continue to be rated, for capital adequacy purposes, as a well-capitalized banking institution.

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

Our critical accounting policies relate to the determinations we make with respect to our allowance for loan losses, the fair value of securities available for sale and the valuation of deferred tax assets.

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

Fair Value of Securities Available for Sale. We determine the fair value of our investment securities by obtaining quotes from third party vendors and securities brokers. When quotes are not available, a reasonable fair value is determined by using a variety of industry standard pricing methodologies including, but not limited to, discounted cash flow analysis, matrix pricing, and option adjusted spread models, as well as fundamental analysis. These pricing methodologies require us to make various assumptions relating to such matters as the effects of prepayments on future yields on and duration of such securities, monetary policies and demand and supply for the individual securities. Consequently, if changes were to occur in the market or other conditions on which those assumptions were based, it could become necessary for us to reduce the fair values of our securities, which would result in changes to accumulated other comprehensive income (loss) on our balance sheet. If the Company determines that any reductions in the fair values of any securities are other than temporary, it will be necessary for the Company to record an impairment loss in our statement of operations.

Utilization and Valuation of Deferred Income Tax Benefits. We recognize deferred tax assets and liabilities for the future tax consequences resulting from differences between the financial statement carrying amounts of those assets and liabilities and their respective tax bases, and for tax credits. We evaluate our deferred tax assets for recoverability using a consistent approach that takes account of our historical profitability and projections of future taxable income that can affect the recoverability of our deferred tax assets. We are required to establish a valuation allowance for deferred tax assets and record a charge to income or stockholders’ equity if we determine, based on available evidence, at the time the determination is made, that it is more likely than not that some portion or all of the tax benefits comprising the deferred tax assets will not be recovered. In evaluating the need for a valuation allowance, we estimate future taxable income based on management-approved business plans and ongoing tax planning strategies. This process involves significant management judgments that are subject to change from period to period based on changes in tax laws or variances between our projected operating performance, our actual results and other factors. Accordingly, we have included the assessment of a deferred tax asset valuation allowance as a critical accounting policy.

Results of Operations

Net Interest Income

One of the principal determinants of a bank’s income is net interest income, which is the difference between (i) the interest that a bank earns on loans, investment securities and other interest-earning assets, on the one hand, and (ii) its interest expense, which consists primarily of the interest it must pay to attract and retain deposits and the interest that it pays on borrowings and other interest-bearing liabilities, on the other hand. As a general rule, all other things being equal, the greater the difference between the amount of our interest income and the amount of our interest expense, the greater will be our income; whereas, a decline in that difference will generally result in a decline in our net income. A bank’s interest income and interest expense are, in turn, affected by a number of factors, some of which are outside of its control, including national and local economic conditions and the monetary policies of the Federal Reserve Board which affect interest rates, the demand for loans and the ability of borrowers to meet their loan payment obligations. Net interest income, when expressed as a percentage of total average interest earning assets, is a banking organization’s “net interest margin.”

The following table sets forth our interest income, interest expense and net interest income (in thousands of dollars) and our net interest margin in the three months ended March 31, 2009 and 2008, respectively:

	Three Months Ended March 31,
	2009 Amount	2008 Amount	Percent Change
Interest income	$13,513	$15,904	(15.0)%
Interest expense	8,121	9,019	(10.0)%

Net interest income	$5,392	$6,885	(21.7)%

Net interest margin	1.92%	2.60%

As the above table indicates, our net interest income decreased by $1.5 million, or 22%, in the first quarter of 2009. The decrease was primarily attributable to a decrease in interest income of $2.4 million, or 15%, in the three month period of 2009, which more than offset a decrease in interest expense of $900,000, or 10% in the three months ended March 31, 2009 over the respective corresponding period of 2008.

The decrease in interest income in the three months ended March 31, 2009, was due primarily to (i) a 200 basis points decline in prevailing market rates of interest, which we believe was primarily the result of reductions, commenced in September 2008, in the federal funds rate implemented by the Federal Reserve Board in response to the economic downturn, and (ii) increases in non-performing loans on which we ceased accruing interest income. The decrease was partially offset by the positive effect on our interest income of an increase of $69 million, or 8.8%, in our average loans outstanding, compared to the three months ended March 31, 2008, which generate higher yields than other earning assets. We used lower-yielding federal funds and proceeds from the sale of securities available for sale to fund those increases in loans.

The decrease in interest expense during the three month period ended March 31, 2009 was primarily attributable to the aforementioned decrease in prevailing market rates of interest, which enabled us to reduce interest rates on interest bearing deposits, partially offset by increases in the volume of interest-bearing deposits and a change in the mix of our deposits to a greater proportion of time deposits which bear higher rates of interest than other types of deposits. The increase in the proportion of time deposits was necessitated by a decrease in the volume of demand, savings and money market deposits, which we believe was due to (i) the worsening of economic conditions in the United States which led consumers to make greater use of their savings to pay on-going expenses, (ii) downsizing by businesses which led to reductions in balances in business transaction accounts and (iii) the loss in confidence by consumers and investors in banks, which led to a shift of funds out of banks to treasury securities.

Due primarily to the decline in net interest income, our net interest margin decreased by 68 basis points to 1.92% in the three months ended March 31, 2009, from 2.60% in the same period of 2008. In the three months ended March 31, 2009, the yield on interest-earning assets declined to 4.80% from 6.02% in the same period of 2008, which more than offset a decline in the average interest rate paid on interest bearing liabilities to 3.68%, from 4.40% in the same three month period of 2008. The decrease in the net interest margin also reflects timing differences in the impact of the decline in market rates of interest on our interest income and interest expense. Those declines resulted in automatic decreases in the interest rates on our adjustable rate loans, whereas the impact of those declines on the interest we paid on deposits has been more gradual primarily as a result of the maturity schedule of our time deposits

Average Balances

Information Regarding Average Assets and Average Liabilities

The following table sets forth information regarding our average balance sheet, yields on interest earning assets, interest expense on interest-bearing liabilities, the interest rate spread and the interest rate margin for the three months ended March 31, 2009 and 2008.

	Three Months Ended March 31,
	2009			2008
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest earning assets:
Short-term investments(1)	$138,607	$89	0.26%	$37,283	$284	3.06%
Securities available for sale and stock(2)	151,135	1,439	3.86%	242,717	2,733	4.53%
Loans(3)	851,596	11,985	5.71%	783,057	12,887	6.62%

Total earning assets	1,141,338	13,513	4.80%	1,063,057	15,904	6.02%
Noninterest earning assets	38,479			30,415

Total Assets	$1,179,817			$1,093,472

Interest-bearing liabilities:
Interest-bearing checking accounts	$25,237	26	0.42%	$19,326	30	0.62%
Money market and savings accounts	101,351	280	1.12%	161,225	1,024	2.55%
Certificates of deposit	524,965	5,603	4.33%	409,838	5,105	5.01%
Other borrowings	213,425	2,028	3.85%	216,336	2,554	4.75%
Junior subordinated debentures	17,682	184	4.22%	17,682	306	6.96%

Total interest-bearing liabilities	882,660	8,121	3.68%	824,407	9,019	4.40%

Noninterest-bearing liabilities	213,932			170,869

Total Liabilities	1,096,592			995,276
Shareholders’ equity	83,225			98,196

Total Liabilities and Shareholders’ Equity	$1,179,817			$1,093,472

Net interest income		$5,392			$6,885

Interest rate spread			1.12%			1.62%

Net interest margin			1.92%			2.60%

(1)	Short-term investments consist of federal funds sold and interest bearing deposits with financial institutions.
(2)	Stock consists of Federal Home Loan Bank Stock and Federal Reserve Bank Stock.
(3)

Loans include the average balance of nonaccrual loans. Those nonaccrual loans contributed to the declines, shown in this table, in interest earned and in the interest rate spread and our net interest margin in the three months ended March 31, 2009.

The following table sets forth the changes in interest income, including loan fees, and interest paid in the three months ended March 31, 2009, as compared to the same period in 2008, and the extent to which those changes were attributable to changes in (i) the volumes of or in the rates of interest earned on interest-earning assets and (ii) the volumes of or in the rates of interest paid on our interest-bearing liabilities.

	Three Months Ended March 31, 2009 vs. 2008 Increase (decrease) due to:
	Volume(1)	Rate(1)	Total
	(Dollars in thousands)
Interest income:
Short-term investments(1)	$240	$(435)	$(195)
Securities available for sale and stock(2)	(931)	(363)	(1,294)
Loans	1,017	(1,919)	(902)

Total earning assets	326	(2,717)	(2,391)
Interest expense:
Interest-bearing checking accounts	8	(12)	(4)
Money market and savings accounts	(296)	(448)	(744)
Certificates of deposit	1,264	(766)	498
Borrowings	(35)	(491)	(526)
Junior subordinated debentures	—	(122)	(122)

Total interest-bearing liabilities	941	(1,839)	(898)

Net interest income	$(615)	$(878)	$(1,493)

(1)	Short-term investments consist of federal funds sold and interest bearing deposits with financial institutions.
(2)	Stock consists of Federal Reserve Bank stock and Federal Home Loan Bank stock.

The above table indicates that the decrease of $1.5 million in our net interest income in the three months ended March 31, 2009, as compared to the like period of 2008, was primarily the result of decreases of $878,000 and $615,000 in rate and volume variances, respectively. The decrease in volume variance in the three months ended March 31, 2009 was primarily the result of changes in the mix of (i) our earning assets from higher yielding loans to lower yielding short-term investments and securities available for sale, and (ii) our deposits to a greater proportion of higher cost certificates of deposit, and a lesser proportion of lower cost transaction savings and money market deposits. The decline in rate variance was a result of a decrease in interest rates on average earning assets of 122 basis points, which was only partially offset by a decrease of 72 basis points in interest rates paid on interest bearing liabilities.

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

The amount of the allowance for loan losses is increased periodically (i) to replenish the allowance after it has been reduced due to loan charge-offs, (ii) to reflect changes in the volume of outstanding loans, and (iii) to take account of increases in the risk of potential future losses due to a deterioration in the condition of borrowers or in the value of property securing non–performing loans or adverse changes in economic conditions. Increases in the allowance are made through a charge, recorded as an expense in the statement of operations, referred to as the “provision for loan losses.” Recoveries of loans previously charged-off are added back to the allowance and, therefore, have the effect of increasing the allowance and reducing the amount of the provision that might otherwise have had to be made to replenish or increase the allowance. See “—Financial Condition—Allowance for Loan Losses and Nonperforming Loans” below in this Section of this Report.

During the first quarter of 2009, we made a $3.5 million provision for potential loan losses as compared to $1.1 million in the same quarter of 2008. The increase was due to $2.6 million in net loan charge-offs for the quarter ended March 31, 2009, compared to $540,000 of net loan charge-offs in the same quarter of 2008. Nonaccrual loans increased to $21.9 million at March 31, 2009, as compared to $10.7 million at March 31, 2008, as a result of the continuing economic recession and credit crisis.

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

Noninterest Income

Noninterest income consists primarily of fees charged for services provided by the Bank on deposit account transactions and gains on sales of assets. The following table identifies the components (in thousands of dollars) of, and sets forth the percentage changes in, noninterest income in the three months ended March 31, 2009, as compared to the same period of 2008.

	Three Months Ended March 31,
	Amount		Percentage Change 2009 vs. 2008
	2009	2008
Service fees on deposits	$372	$212	75.5%
Net gains on sales of securities available for sale	1,884	1,080	74.4%
Net gain (loss) on sale of other real estate owned	2	—	N/M
Other	197	182	8.2%

Total Noninterest Income	$2,455	$1,474	66.6%

The increase in non-interest income in the three months ended March 31, 2009, as compared to the same period in 2008, was primarily the result of a $160,000 increase in service fees on deposit account transactions primarily as a result of an increase in the volume of deposit transactions and an $804,000 increase in gains on sales of securities available for sale the proceeds from which were used by us to repay borrowings and, to a lesser extent, fund new loans during that three month period.

Noninterest Expense

The following table compares the amounts (in thousands of dollars) of the principal components of noninterest expense in the three months ended March 31, 2009 and 2008.

	Three Months Ended March 31,
	Amount		Percentage Change 2009 vs. 2008
	2009	2008
	(Dollars in thousands)
Salaries and employee benefits	$3,658	$3,291	11.2%
Occupancy	681	683	(.3)%
Equipment and depreciation	265	284	(6.7)%
Data processing	163	172	(5.2)%
Professional fees	526	273	92.7%
Customer expense	96	114	(15.8)%
FDIC insurance	324	146	121.9%
Other real estate owned expense	287	81	254.3%
Other operating expense(1)	653	652	0.2%

Total	$6,653	$5,696	16.8%

(1)	Other operating expenses primarily consist of telephone, stationery and office supplies, regulatory, and investor relations expenses, and insurance premiums, postage, and correspondent bank fees.

For the three months ended March 31, 2009, noninterest expense increased by $957,000, or 17%, due to (i) a $367,000 increase in compensation expense, primarily as a result of the addition of asset managers in our credit administration department and loan officers and administrators needed for our recently established mortgage banking department; (ii) a $253,000 increase in professional fees, consisting primarily of legal fees incurred in connection with foreclosures of non-performing loans, (iii) a $206,000 increase in OREO expenses, consisting primarily of costs incurred to maintain and market foreclosed properties, and (iv) a $178,000 increase in FDIC insurance premiums imposed on all FDIC-insured banking institutions to fund increases in the FDIC’s insurance fund, which has declined as a result of an increase in bank failures caused primarily by mortgage lending practices, financial problems and economic conditions that led to the current recession and credit crisis.

In the three months ended March 31, 2009, our efficiency ratio was 85%, as compared to 68% for the same three months of 2008, due to the combined effects of the decline in net interest income and the increase in non-interest expense in that three month period.

Asset/Liability Management

The primary objective of asset/liability management is to reduce our exposure to interest rate fluctuations, which can affect our net interest margins and, therefore, our net interest income and net earnings. We seek to achieve this objective by matching interest rate sensitive assets and liabilities, and maintaining the maturities and repricing these assets and liabilities in response to the changes in the interest rate environment. Generally, if rate sensitive assets exceed rate sensitive liabilities, net interest income will be positively impacted during a rising interest rate environment and negatively impacted during a declining interest rate environment. When rate sensitive liabilities exceed rate sensitive assets, net interest income generally will be positively impacted during a declining interest rate environment and negatively impacted during a rising interest rate environment. However, interest rates for different asset and liability products offered by depository institutions respond differently to changes in the interest rate environment. As a result, the relationship or “gap” between interest sensitive assets and interest sensitive liabilities is only a general indicator of interest rate sensitivity and how our net interest income might be affected by changing rates of interest.

For example, rates on certain assets or liabilities typically lag behind changes in market rates of interest. Additionally, prepayments of loans and securities available for sale, and early withdrawals of certificates of deposit, can cause the interest sensitivities to vary.

The table below sets forth information concerning our rate sensitive assets and liabilities at March 31, 2009. The assets and liabilities are classified by the earlier of maturity or repricing dates in accordance with their contractual terms. As described above, certain shortcomings are inherent in the method of analysis presented in this table.

	Three Months or Less	Over Three Through Twelve Months	Over One Year Through Five Years	Over Five Years	Non- Interest- Bearing	Total
	(Dollars in thousands)
Assets
Interest-bearing deposits in other financial institutions	$24,000	$14,348	$—	$—	$—	$38,348
Investment in unconsolidated trust subsidiaries	—	—	—	682	—	682
Securities available for sale	7,114	81,138	15,699	13,312	—	117,263
Federal Reserve Bank and Federal Home Loan Bank stock	13,420	—	—	—	—	13,420
Interest bearing deposits with financial institutions	153,230	—	—	—	—	153,230
Loans, gross	388,771	78,178	305,522	71,501	—	843,972
Non-interest earning assets, net	—	—	—	—	39,080	39,080

Total assets	$586,535	$173,664	$321,221	$85,495	$39,080	$1,205,995

Liabilities and Shareholders Equity
Noninterest-bearing deposits	$—	$—	$—	$—	$151,911	$151,911
Interest-bearing deposits(1) (2)	87,594	450,185	73,982	—	132,920	744,681
Borrowings	40,579	125,000	39,000	—	—	204,579
Junior subordinated debentures	17,527	—	—	—	—	17,527
Other liabilities	—	—	—	—	6,181	6,181
Shareholders’ equity	—	—	—	—	81,116	81,116

Total liabilities and shareholders equity	$145,700	$575,185	$112,982	$—	$372,128	$1,205,995

Interest rate sensitivity gap	$440,835	$(401,521)	$208,239	$85,495	$(333,048)	$—

Cumulative interest rate sensitivity gap	$440,835	$39,314	$247,553	$333,048	$—	$—

Cumulative % of rate sensitive assets in maturity period	49%	63%	90%	97%	100%

Rate sensitive assets to rate sensitive liabilities and shareholders’ equity	403%	30%	284%	N/A	11%

Cumulative ratio	403%	105%	130%	140%	100%

(1)	Excludes savings accounts that we maintain at the Bank totaling $11.3 million and maturing within three months of March 31, 2009.
(2)	Excludes a certificate of deposit issued to us by the Bank in the amount of $250,000, which matures within 12 months of March 31, 2009.

At March 31, 2009, our rate sensitive balance sheet was shown to be in a positive twelve-month gap position. This would imply that our net interest margin would increase in the short–term if interest rates were to rise and would decrease in the short-term if interest rates were to fall. However, as noted above, the extent to which our net interest margin will be impacted by changes in prevailing interests rates will depend on a number of factors, including how quickly rate sensitive assets and liabilities react to interest rate changes, the mix of our interest earning assets (loans versus other lower yielding interest earning assets, such as securities or federal funds sold) and the mix of our interest bearing deposits (between, for example, lower interest core deposits and higher cost time certificates of deposit) and our other interest bearing liabilities.

Financial Condition

Assets

Our total consolidated assets increased by $42 million to $1.206 billion at March 31, 2009 from $1.164 billion at December 31, 2008, as we used increases in deposits and proceeds from sales of securities available for sale during the three months ended March 31, 2009 to fund increases in interest bearing deposits maintained at other financial institutions and an increase in outstanding loans in the three months ended March 31, 2009.

The following table sets forth the composition of our interest earning assets (in thousands of dollars) at:

	March 31, 2009	December 31, 2008
Interest-bearing deposits with financial institutions(1)	$153,230	90,707
Interest-bearing time deposits with financial institutions	38,348	198
Federal Reserve Bank and Federal Home Loan Bank Stock, at cost	13,420	13,420
Securities available for sale, at fair value	117,263	160,945
Loans (net of allowances of $16,263 and $15,453, respectively)	$827,709	$828,041

(1)	Includes interest-earning balances maintained at the Federal Reserve Bank of San Francisco.

Loans

The following table sets forth, in thousands of dollars, the composition, by loan category, of our loan portfolio at March 31, 2009 and December 31, 2008:

	March 31, 2008		December 31, 2008
	Amount	Percent	Amount	Percent
Commercial loans	$302,996	35.9%	$300,945	35.7%
Commercial real estate loans—owner occupied	178,734	21.1%	174,169	20.6%
Commercial real estate loans—all other	127,229	15.1%	127,528	15.1%
Residential mortgage loans – multi- family	101,751	12.1%	100,971	12.0%
Residential mortgage loans—single-family	65,075	7.7%	65,127	7.7%
Construction loans	29,299	3.5%	32,528	3.9%
Land development loans	31,577	3.7%	33,283	3.9%
Consumer loans	7,702	0.9%	9,173	1.1%

Gross loans	844,363	100.0%	843,724	100.0%

Deferred fee (income) costs, net	(391)		(230)
Allowance for loan losses	(16,263)		(15,453)

Loans, net	$827,709		$828,041

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

The following table sets forth, in thousands of dollars, the maturity distribution of our loan portfolio (excluding consumer and residential mortgage loans) at March 31, 2009:

	March 31, 2009
	One Year or Less	Over One Year through Five Years	Over Five Years	Total
Real estate and construction loans(1)
Floating rate	$24,821	$20,880	$161,371	$207,072
Fixed rate	41,213	84,607	33,947	159,767
Commercial loans
Floating rate	59,955	22,459	7,848	90,262
Fixed rate	128,206	56,580	27,948	212,734

Total	$254,195	$184,526	$231,114	$669,835

(1)	Does not include mortgage loans on single and multi-family residences and consumer loans, which totaled $166.8 million and $7.7 million, respectively, at March 31, 2009.

Allowance for Loan Losses and Nonperforming Loans

Allowance for Loan Losses. The allowance for loan losses (the “Allowance”) at March 31, 2009 was $16.3 million, which represented approximately 1.93% of the loans outstanding at March 31, 2009, as compared to $15.5 million, or 1.83%, of the loans outstanding at December 31, 2008.

We carefully monitor changing economic conditions, the loan portfolio by category, the financial condition of borrowers, the historical performance of the loan portfolio, and we follow bank regulatory guidelines in determining the adequacy of the Allowance. We believe that the Allowance at March 31, 2009 was adequate to provide for losses inherent in the loan portfolio. However, as the volume of loans increases, additional provisions for loan losses will be required to maintain the Allowance at adequate levels. Additionally, the Allowance was established on the basis of assumptions and judgments regarding such matters as economic conditions and trends, the condition of borrowers, historical industry loan loss data and regulatory guidelines. If there are changes in those conditions or trends, actual loan losses in the future could vary from the losses that were predicted on the basis of those earlier assumptions, judgments and guidelines. For example, if economic conditions were to deteriorate further, or interest rates were to increase significantly, which would have the effect of increasing the risk that borrowers would encounter difficulties meeting their loan payment obligations, it could become necessary to increase the Allowance by means of additional provisions for loan losses. See “—Results of Operations—Provision for Loan Losses” above.

Set forth below is a summary, in thousands of dollars, of the transactions in the allowance for loan losses for the three months ended March 31, 2009 and the year ended December 31, 2008:

	Three Months Ended March 31, 2009	Year Ended December 31, 2008
Balance, beginning of period	$15,453	$6,126
Provision for loan losses	3,450	21,685
Recoveries on loans previously charged off	18	80
Amounts charged off	(2,658)	(12,438)

Balance, end of period	$16,263	$15,453

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

The following table sets forth information regarding nonaccrual loans and Other Real Estate Owned, which comprise our nonperforming assets, and the restructured loans, at March 31, 2009 and December 31, 2008:

	At March 31, 2009	At December 31, 2008
Nonaccrual loans:
Commercial loans	$4,383	$5,865
Commercial real estate	3,133	0
Residential real estate	2,273	2,478
Construction and land development	12,093	7,555
Consumer loans	24	27

Total nonaccrual loans	$21,906	$15,925

Other real estate owned (OREO):
Construction and land development	7,335	5,430
Residential-multi family	2,314	976
Residential-single family	2,233	2,408
Commercial real estate	5,194	5,194

Total other real estate owned	17,076	14,008

Total nonperforming assets	$38,982	$29,933

Restructured loans:
Accruing loans	2,957	2,606
Nonaccruing loans	9,026	4,913

Total Restructured Loans	$11,983	$7,519

Loan delinquencies 90 days or more totaled $7.6 million at March 31, 2009; whereas, as of March 31, 2008, $11.9 million of loans were delinquent 90 days or more, of which $2.0 million were still accruing interest. Loans less than 90 days delinquent and deemed impaired was $9.3 million and $0, respectively, as of March 31, 2009 and March 31, 2008. At March 31, 2009, the Bank had $34.2 million of loans deemed impaired as compared to $14.0 million at March 31, 2008. The Bank had an average quarterly investment in impaired loans of $32.4 million at March 31, 2009 and $27.1 million at December 31, 2008, respectively. The interest that would have been earned had the impaired loans remained current in accordance with their original terms was $153,000 at March 31, 2009.

Deposits

Average Balances of and Average Interest Rates Paid on Deposits.

Set forth below are the average amounts (in thousands of dollars) of, and the average rates paid on, deposits for the three months ended March 31, 2009:

	Three Months Ended March 31, 2009
	Average Balance	Average Rate
Noninterest-bearing demand deposits	$158,501	—
Interest-bearing checking accounts	25,237	0.42%
Money market and savings deposits	101,351	1.12%
Time deposits	524,965	4.33%

Average total deposits	$810,054	2.96%

Deposit Totals. Deposits totaled $897 million at March 31, 2009 as compared to $822 million at December 31, 2008. At March 31, 2009, noninterest-bearing deposits totaled $152 million and represented 17% of total deposits, as compared to $152 million and 19% of total deposits at December 31, 2008. At March 31, 2009, certificates of deposit in denominations of $100,000 or more totaled $400 million and represented 45% of total deposits, as compared to $326 million and 40% of total deposits at December 31, 2008. Due to the deterioration of the economy and continuing uncertainties as to the ultimate severity and duration of the recession, we decided to increase the Bank’s liquidity by increasing the volume of the time certificates of deposits in the quarter ended March 31, 2009.

Set forth below, in thousands of dollars, is a maturity schedule of domestic time certificates of deposit outstanding at March 31, 2009:

	At March 31, 2009
	Certificates of Deposit Under $100,000	Certificates of Deposit of $100,000 or More
Maturities
Three months or less	$26,841	$63,273
Over three and through twelve months	159,475	290,945
Over twelve months	29,016	45,430

Total certificates of deposit	$215,332	$399,648

Liquidity

We actively manage our liquidity needs to ensure that sufficient funds are available to meet our needs for cash, including to fund new loans to and deposit withdrawals by our customers. We project the future sources and uses of funds and maintain liquid funds for unanticipated events. Our primary sources of cash include cash we have on deposit at other financial institutions, payments on loans, proceeds from the sale or maturity of securities, increases in deposits and increases in borrowings principally from the Federal Home Loan Bank. The primary uses of cash include funding new loans and making advances on existing lines of credit, purchasing investments, including securities available for sale, funding deposit withdrawals and paying operating expenses. We maintain funds in overnight federal funds and other short-term investments to provide for short-term liquidity needs. We also have obtained credit lines from the Federal Home Loan Bank and other financial institutions to meet any additional liquidity requirements.

Our liquid assets, which included cash and due from banks, federal funds sold, interest earning deposits with financial institutions and unpledged securities available for sale (excluding Federal Reserve Bank and Federal Home Loan Bank stock) totaled $190 million, which represented 15.8% of total assets at March 31, 2009.

Cash Flow Used in Operating Activities. We used net cash flow of $2.2 million from operating activities primarily to fund the net loss of $2.1 million in the three months ended March 31, 2009.

Cash Flow Provided by Investing Activities. In the three months ended March 31, 2009, investing activities provided net cash of $16.5 million, primarily as a result sales of securities available for sale that generated proceeds totaling $128.0 million, and the use of cash totaling approximately $119.3 million, to fund $75.3 million of purchases of other securities available for sale, which are pledged to secure (i) Federal Home Loan Bank (FHLB) borrowings, (ii) repurchase agreements, (iii) local agency deposits and (iv) treasury, tax and loan accounts, $38.2 million of increases in interest bearing deposits maintained at other depository institutions, and $5.9 million of additional loans.

Cash Flow Provided by Financing Activities. Cash flow of $46 million was provided by financing activities during the three months ended March 31, 2009, comprised of a net increase of $75 million in deposits and a net decrease of $29 million in borrowings.

Ratio of Loans to Deposits. The relationship between gross loans and total deposits can provide a useful measure of a bank’s liquidity. Since repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loan-to-deposit ratio the less liquid are our assets. On the other hand, since we realize greater yields on loans than we do on investments, a lower loan-to-deposit ratio can adversely affect interest income and earnings. As a result, our goal is to achieve a loan-to-deposit ratio that appropriately balances the requirements of liquidity and the need to generate a fair return on assets. At March 31, 2009 and December 31, 2008 the ratios of loans-to-deposits were 92% and 101%, respectively.

Off Balance Sheet Arrangements

Loan Commitments and Standby Letters of Credit. In order to meet the financing needs of our customers, in the normal course of business we make commitments to extend credit and issue standby commercial letters of credit to or for our customers. At March 31, 2009 and December 31, 2008, we were committed to fund certain loans, including letters of credit, amounting to approximately $214 million and $218 million, respectively.

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

Contractual Obligations

Borrowings. As a source of additional funds that we have used primarily to fund loans and to purchase other interest earning assets, and to provide us with a supplemental source of liquidity, we have obtained long and short term borrowings from the Federal Home Loan Bank (the “FHLB”). As of March 31, 2009, we had $39 million of outstanding long-term borrowings, with maturities ranging from April 2010 to December 2010, and $154 million of outstanding short-term borrowings, with maturities ranging from May 2009 to March 2010 that we had obtained from the Federal Home Loan Bank. These borrowings, together with securities sold under agreements to repurchase, have a weighted-average annualized interest rate of 3.71%. By comparison, as of December 31, 2008, we had $121 million of outstanding long-term borrowings and $104 million of outstanding short-term borrowings that we had obtained from the Federal Home Loan Bank, which, together with the securities sold under agreements to repurchase, had a weighted-average annualized interest rate of 3.71%.

At March 31, 2009, U.S. agency and mortgage backed securities, U.S. Government agency securities, collateralized mortgage obligations and time deposits with an aggregate fair market value of $129 million and $204 million of residential mortgage and other real estate secured loans were pledged to secure these Federal Home Loan Bank borrowings, repurchase agreements, local agency deposits, and treasury, tax and loan accounts.

The highest amount of borrowings that were outstanding at any month-end during the three months ended March 31, 2009 consisted of $208 million of borrowings from the Federal Home Loan Bank and $12 million of overnight borrowings in the form of securities sold under repurchase agreements. During 2008, the highest amount of borrowings outstanding at any month-end consisted of $236 million of advances from the Federal Home Loan Bank and $13 million of overnight borrowings in the form of securities sold under repurchase agreements.

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

The Debentures are redeemable at our option, without premium or penalty, beginning five years after their respective original issue dates, and require quarterly interest payments. Subject to certain conditions, we have the right, at our discretion, to defer those interest payments for up to five years. However, we have no plans to exercise this deferral right.

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

Under the Federal Reserve Board rulings, the borrowings evidenced by the Debentures, which are subordinated to all of our other borrowings that are outstanding or which we may obtain in the future, are eligible (subject to certain dollar limitations) to qualify, and at March 31, 2009, a total of $17.5 million principal amount of those Debentures qualified, as Tier I capital for regulatory purposes. See discussion below under the subcaption “—Capital Resources-Regulatory Capital Requirements.”

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

•

provides that time deposits must be placed with federally insured financial institutions, cannot exceed the current federally insured amount in any one institution and may not have a maturity exceeding 60 months; and

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

The following is a summary of the major components of securities available for sale and a comparison of the amortized cost, estimated fair values and gross unrealized gains and losses, in thousands of dollars, as of March 31, 2009 and December 31, 2008:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
March 31, 2009
Securities Available For Sale:
US Treasury securities	$75,209	$36	$—	$75,245
Mortgage-backed securities issued by US agencies	17,178	7	(180)	17,005

Total securities issued or guaranteed by US government or by US agencies	92,387	43	(180)	92,250
Municipal securities	15,708	1	(1,201)	14,508
Non agency collateralized mortgage obligations	9,725	—	(1,716)	8,009
Asset-backed securities	1,247	—	(516)	731
Mutual fund	1,765	—	—	1, 765

Total Securities Available For Sale	$120,832	$44	$(3,613)	$117,263

December 31, 2008
Securities Available For Sale:
US agencies and mortgage-backed securities	$126,065	$1,538	$(471)	$127,132
Collateralized mortgage obligations	425	4	—	429

Total government and agencies securities	126,490	1,542	(471)	127,561
Municipal securities	22,895	90	(1,523)	21,462
Non agency collateralized mortgage obligations	10,278	—	(1,340)	8,938
Asset backed securities	1,237	—	—	1,237
Mutual fund	1,747	—	—	1,747

Total Securities Available For Sale	$162,647	$1,632	$(3,334)	$160,945

At March 31, 2009, U.S. agencies and mortgage backed securities, U.S. Government agency securities, collateralized mortgage obligations and time deposits with an aggregate fair market value of $129 million were pledged to secure Federal Home Loan Bank borrowings, repurchase agreements, local agency deposits and treasury, tax and loan accounts.

The amortized cost and estimated fair value, at March 31, 2009, of securities available for sale are shown, in thousands of dollars, in the following table, by contractual maturities and historical prepayments based on the prior three months of principal payments. Expected maturities will differ from contractual maturities and historical prepayments, particularly with respect to collateralized mortgage obligations, because borrowers may react to interest rate market conditions differently than the historical prepayment rates.

	March 31, 2008 Maturing in
	One year or less		Over one year through five years		Over five years through ten years		Over ten years		Total
	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield
	(Dollars in thousands)
Securities available for sale:
US Treasury securities	$75,209	0.48%	$—	—	$—	—	$—	—	$75,209	0.48%
US agencies/mortgage-backed securities	3,718	3.71%	6,426	3.89%	3,217	4.15%	3,817	4.44%	17,178	4.02%
Non Agency Collateralized mortgage obligations	1,857	4.67%	2,246	4.47%	5,622	4.53%	—	—	9,725	4.54%
Municipal securities	—	—	—	—	1,349	4.10%	14,359	4.27%	15,708	4.26%
Asset backed securities	—	—	—	—	—	—	1,247	6.23%	1,247	6.23%
Mutual funds	—	—	1,765	4.00%	—	—	—	—	1,765	4.00%

Total Securities Available for sale	$80,784	0.73%	$10,437	4.03%	$10,188	4.35%	$19,423	4.43%	$120,832	1.91%

The table below shows as of March 31, 2009, the gross unrealized losses and fair values (in thousands of dollars) of our investments, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	Securities With Unrealized Loss as of March 31, 2009
	Less than 12 months		12 months or more		Total
(Dollars In thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
US agencies and mortgage backed securities	$13,130	$(176)	$363	$(4)	$13,493	$(180)
Non Agency Collateralized mortgage obligations	6,953	(1,675)	1,056	(41)	8,009	(1,716)
Asset backed securities	—	—	731	(516)	731	(516)
Municipal securities	3,013	(551)	8,741	(650)	11,754	(1,201)

Total temporarily impaired securities	$23,096	$(2,402)	$10,891	$(1,211)	$33,987	$(3,613)

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

Certain qualitative assessments also are made by a banking institution’s primary federal regulatory agency that could lead the agency to determine that a banking institution should be assigned to a lower capital category than the one indicated by the quantitative measures used to assess the institution’s capital adequacy. At each successive lower capital category, a bank is subject to greater operating restrictions and increased regulatory supervision by its federal bank regulatory agency.

The following table sets forth the capital and capital ratios of the Company (on a consolidated basis) and the Bank (on a stand-alone basis) at March 31, 2009, as compared to the respective minimum regulatory requirements applicable to them.

			Applicable Federal Regulatory Requirement
	Actual		Capital Adequacy Purposes		To be Categorized Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total Capital to Risk Weighted Assets:
Company	$109,309	12.1%	$72,301	At least 8.0%	N/A	N/A
Bank	97,442	10.9%	71,548	At least 8.0%	$89,435	At least 10.0%
Tier 1 Capital to Risk Weighted Assets:
Company	$97,947	10.8%	$36,150	At least 4.0%	N/A	N/A
Bank	86,197	9.6%	35,774	At least 4.0%	$53,661	At least 6.0%
Tier 1 Capital to Average Assets:
Company	$97,947	8.3%	$47,199	At least 4.0%	N/A	N/A
Bank	86,197	7.4%	46,828	At least 4.0%	$58,535	At least 5.0%

At March 31, 2009 the Bank (on a stand-alone basis) continued to qualify as a well-capitalized institution, and the Company continued to exceed the minimum required capital ratios, under the capital adequacy guidelines described above. During the quarter ended March 31, 2009, the Company made a $8.0 million capital contribution to the Bank to better enable the Bank to absorb any additional loan losses that could occur as a result of economic and financial crisis in the United States and at the same time maintain its capital ratios well above those required to qualify as a well capitalized banking institution for regulatory purposes.

The consolidated total capital and Tier 1 capital of the Company, at March 31, 2009, include an aggregate of $17.5 million principal amount of Junior Subordinated Debentures that we issued in 2002 and 2004 in connection with the sale of trust preferred securities. We contributed $17.5 million of the net proceeds from the sale of the trust preferred securities to the Bank, thereby providing it with additional cash to fund the growth of its banking operations and at the same time, to increase its total capital and Tier 1 capital.

Dividend Policy. It continues to be the policy of the Board to retain earnings to support future growth and, at the present time, there are no plans to declare any cash dividends, at least until economic conditions improve. However, the Board of Directors intends from time to time to consider the advisability of paying cash dividends in the future. Any such decision will be based on a number of factors, including the Company’s future financial performance, its available cash and capital resources and any competing needs for cash that the Company or the Bank may have.

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

Since share repurchases have the effect of reducing capital, we do not expect to make any significant share repurchases at least until economic and financial conditions improve and we see a reduction in nonperforming assets.

Risks That Could Affect Our Future Financial Performance

This Report, including the discussion and analysis of our financial condition and results of operations set forth above, contains certain forward-looking statements. Forward-looking statements set forth estimates of, or our expectations, beliefs or views regarding our future financial performance that are based on current information and that are subject to a number of risks and uncertainties that could cause our actual operating results and financial performance in the future to differ significantly from those expected at the current time. Those risks and uncertainties include, although they are not limited to, the following:

The United States is currently experiencing a severe economic recession and unprecedented credit crisis that have adversely affected the banking and financial services industry and have created substantial uncertainties and risks for our business and future financial performance

The United States is experiencing a severe economic recession, which is reported to have begun at the end of 2007 and since the latter half of 2008 has been creating wide ranging consequences and difficulties for the banking and financial services industry, in particular, and the economy in general. The recession began with dramatic declines in the housing market, which resulted in decreasing home prices and increasing loan delinquencies and foreclosures that led to significant write-downs of the assets and an erosion of the capital of a large number of lending and other financial institutions. As a result, several very large and prominent banking and financial organizations, such as Merrill Lynch, Bear Stearns, Wachovia Bank and Washington Mutual had to seek merger partners to survive and others, such as Lehman Bros. and Indy Mac Bank, failed and went out of business, which led to concerns over the stability and viability of the financial markets. In an effort to preserve their capital and avoid increased losses, banks and other lending institutions severely tightened their credit standards and significantly reduced their lending activities, creating a credit crisis that has led to a contraction of the economy, significant increases in unemployment and significant reductions in business and consumer spending.

As a result, like many other banks, we experienced increases in loan delinquencies and nonperforming loans, not only in our real estate, but also in our commercial, loan portfolios that resulted in significant increases in loan losses in 2008 and in the first quarter of 2009. Those loan losses, coupled with the expectation that economic and market conditions will worsen for at least the first six months of 2009 and uncertainties about the ultimate duration and severity of the economic recession, led us (and many other banks) to significantly increase loan loss reserves by charges to income that caused us to incur a net loss of $12.0 million, or $1.14 per diluted share, in 2008 and $2.1 million, or $0.20 per diluted share, in the three months ended March 31, 2009.

As a result of these conditions and the likelihood that economic and market conditions will worsen for at least the first six months of 2009, we face a number of risks that could adversely affect our operating results and financial condition in the future, including the following:

•

If economic and market conditions do not improve during the remainder of 2009, we could incur additional loan losses, and experience an increase in foreclosures of real properties collateralizing loans that we have made that would require us to set aside reserves for possible declines in the value of or the costs of maintaining those properties, which could adversely affect our results of operations and cause us to incur operating losses in 2009.

•

Due to the uncertainties about economic conditions in 2009, there is an increased risk that the judgments that we might make in estimating loan losses that may be inherent in our loan portfolio and in establishing loan loss reserves will prove to be incorrect, requiring us to set aside additional reserves that would adversely affect our future results of operation.

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

•

In response to the causes of the credit and foreclosure crises and the economic recession, the federal government is likely to increase its regulation of and impose new restrictions on banks and other financial institutions, which would increase our costs of doing business and limit our ability to pursue business and growth opportunities.

•

We, as well as all other federally insured banks, may be required to pay significantly higher FDIC premiums to increase the FDIC’s insurance fund, which is being depleted by bank failures that have increased as a result of the credit crisis and economic recession.

•

There is no assurance that the enactment of recent federal legislation, such as EESA and the ARRA, and the implementation of regulatory programs and initiatives, such as the TARP CPP program, which are designed to address the difficult market and economic conditions that we are experiencing, will prove to be successful in curtailing the recession and providing the stimulus and resources needed to improve the economy. In addition, the impact of this legislation and these regulatory initiatives on the financial markets is uncertain and if they fail to lead to improvements in economic and market conditions, the recession could worsen and, thereby, adversely affect our business, financial condition, results of operations, access to credit or the value of our securities.

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

Although the Company and the Bank remain well capitalized and have not suffered any significant liquidity issues as a result of the economic recession and instability in the banking and financial markets, the cost and availability of funds may be adversely affected by illiquid credit markets. In addition, the demand for our products and services may decline as our borrowers and customers are more severely impacted by the economic recession. In view of the concentration of our operations and the collateral securing our loan portfolio in Southern California, we may be particularly susceptible to the adverse economic conditions in the state of California, which has been experiencing higher unemployment and higher foreclosure rates and greater budgetary difficulties than other states in the country. In addition, the severity and duration of the economic recession is unknown and may exacerbate our exposure to credit risk and adversely affect the ability of borrowers to perform under the terms of their lending arrangements with us.

We could incur losses on the loans we make

There has been a significant slowdown in the housing market and a significant increase in real estate loan foreclosures in portions of Los Angeles, Orange, Riverside and San Diego counties of California where a majority of our loan customers are based. This slowdown has caused declining home prices and excess inventories of unsold homes and increases in unemployment and a resulting loss of confidence about the future among businesses and consumers that have combined to adversely affect business and consumer spending. These conditions have led to increased loan defaults in 2008 and so far in 2009. A continuing deterioration in the real estate market and a continuation or worsening of the economic recession could result in additional loan charge-offs and increases in the provisions for loan losses in the future, which could cause us to incur additional losses and have a material adverse effect on our operating results, financial condition and capital.

Liquidity risk could impair our ability to fund operations and jeopardize our financial condition

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a material adverse effect on our liquidity. Our access to funding sources in amounts adequate to finance our lending and other activities could be impaired by factors that affect us specifically or the financial services industry in general, including a decrease in the level of business activity due to the economic downturn or the imposition of regulatory restrictions on our operations. Our ability to acquire deposits or borrow, or raise additional equity capital, could also be impaired by factors that are not specific to us, such as a continued severe disruption of the financial markets or negative views and expectations about the prospects for the financial services industry as a whole, particularly if the recent turmoil faced by banking organizations in the domestic and worldwide credit markets worsens.

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

•

adversely affecting the financial capability of borrowers to meet their loan obligations, which could result in increases in loan losses and require us to make additional provisions for possible loan losses, thereby adversely affecting our operating results; and

•

causing reductions in real property values that, due to our reliance on real property to secure many of our loans, could make it more difficult for us to prevent losses from being incurred on non-performing loans through sales of such real properties.

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

Expansion of our banking franchise and our new residential mortgage lending business may not be successful and could adversely affect our future operating results

We have grown substantially in the past nine years by (i) opening new financial centers in population centers, and (ii) adding banking professionals at our existing financial centers, with the objective of attracting additional customers including, in particular, small to medium size businesses, that will add to our profitability. We intend to continue that growth strategy.

Additionally, as we have recently reported, during the first quarter of 2009 we commenced a wholesale mortgage lending business, pursuant to which we have begun originating and purchasing FHA approved residential real estate mortgage loans that qualify for resale into the secondary mortgage market. The decision to commence that business is based on our belief that, beginning in 2009, there will be a substantial increase in the demand for conventional residential mortgage loans due to (i) the significant declines that have occurred in housing prices, particularly in Southern California, (ii) the decreases in prevailing interest rates, and (iii) the new federal income tax credit that is now available to first-time home buyers. These conditions, we believe, make home ownership more affordable for consumers with good credit histories who had previously been shut out of the residential real estate market primarily by the high prices of homes and increasing interest rates prior to mid-2008.

However, our growth strategy and the commencement of our new wholesale mortgage lending business pose a number of potentially significant risks that could adversely affect our business and future financial performance. Those risks include, among others: the strain that growth and the commencement of the new wholesale mortgage lending business will put on our cash and management resources; the risk that management’s time and efforts will be diverted from our existing banking business, which could cause its operating results to decline; the risk that expansion of our banking franchise and our new mortgage lending business will not generate revenues in amounts sufficient to enable us to recover the substantial expenditures we will have to make to establish new banking offices and a presence in new markets and to add banking professionals and experienced mortgage loan officers and administrators; the risk that our belief that the demand for residential mortgage loans will grow substantially, which is the primary basis for our decision to commence a wholesale residential mortgage lending business, will prove not to have been correct; and the risk that we will be unable to sell the mortgage loans we originate into the secondary mortgage market for amounts sufficient to cover the costs of that business if, for example, the interest rates prove to be volatile or if there is another credit crisis that adversely affects the flow of funds into the secondary mortgage market. Accordingly, there is no assurance that the implementation of our growth strategy or our entry into the wholesale residential mortgage lending business will not hurt our earnings or cause us to incur losses in the future.

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

We are exposed to risk of environmental liabilities with respect to properties to which we take title

Due to the current economic recession, the resulting financial difficulties encountered by many borrowers and the declines in the market values and in the demand for real properties, during 2008 and continuing into 2009 we have had to initiate foreclosure proceedings with respect to and take title to an greater number of real properties that had collateralized loans which had become nonperforming. Moreover, if the economic recession worsens, we may have to foreclose and take title to additional real properties during the remainder of 2009. As a result, we could become subject to environmental liabilities and incur costs, which could be substantial, with respect to these properties for property damage, personal injury, investigation and clean-up costs incurred in connection with environmental contamination at such properties. In addition, if we are the owner or former owner of a contaminated site, we may be subject to common law claims by third parties seeking damages and costs resulting from environmental contamination emanating from the site. If we become subject to significant environmental liabilities on costs, our business, financial condition, results of operations and prospects could be adversely affected.

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

Other Risks

Other risks that could affect our future financial performance are described in Item 1A, entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, and readers are urged to review those risks as well.

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

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our CEO and CFO, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any system of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

There were no changes in our internal control over financial reporting that occurred during the quarter or three months ended March 31, 2009 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors that were disclosed under the caption “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (the “2008 10-K”), except as follows:

ITEM 1A — “Risk Factors” in our 2008 10-K contained a risk factor entitled “Expansion of our banking franchise might not achieve expected growth or increases in profitability and may adversely affect our operating results”. As included in Part I of this Quarterly Report on Form 10-Q, in Item 2.— Management’s Discussion & Analysis of Financial Condition and Results of Operations, under the caption “Factors That Can Affect Our Future Financial Performance” that risk factor has been re-titled “Expansion of our banking franchise and our new residential mortgage lending business may not be successful and could adversely affect our future operating results” and includes material changes from the corresponding risk factor in our 2008 10-K.

ITEM 6.	EXHIBITS

The following documents are filed as Exhibits to the Quarterly Report on Form 10-Q:

Exhibit No.	Description of Exhibit

Exhibit 31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC MERCANTILE BANCORP

Date: May 11, 2009	By:	/s/ NANCY A. GRAY
Nancy A. Gray, Chief Financial Officer

S-1

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

Exhibit 31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

E-1