Form 10-Q
period 2009-06-30
PACIFIC MERCANTILE BANCORP
filed 2009-08-10
CIK 1109546

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

10,434,665 shares of Common Stock as of July 29, 2009

PACIFIC MERCANTILE BANCORP

QUARTERLY REPORT ON FORM 10Q

FOR

THE QUARTER ENDED JUNE 30, 2009

		Page No.
Part I. Financial Information

Item 1.	Financial Statements (unaudited)	1

	Consolidated Statements of Financial Condition at June 30, 2009 and December 31, 2008	1

	Consolidated Statements of Operations for the Three and Six Months ended June 30, 2009 and 2008	2

	Consolidated Statement of Comprehensive Income (Loss) for the Three and Six Months ended June 30, 2009 and 2008	3

	Consolidated Statements of Cash Flows for the Six Months ended June 30, 2009 and 2008	4

	Notes to Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Market Risk	39

Item 4.	Controls and Procedures	39

Part II. Other Information

Item 1A.	Risk Factors	40

Item 4.	Submission of Matters to a Vote of Security Holders	41

Item 6.	Exhibits	41

Signatures		S–1

Exhibit Index		E–1

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

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands)

(Unaudited)

	June 30, 2009	December 31, 2008
ASSETS
Cash and due from banks	$12,845	$16,426
Interest bearing deposits with financial institutions	145,012	90,707

Cash and cash equivalents	157,857	107,133
Interest-bearing time deposits with financial institutions	28,748	198
Federal Reserve Bank and Federal Home Loan Bank Stock, at cost	13,603	13,420
Securities available for sale, at fair value	145,681	160,945
Loans held for sale at lower of cost or market	5,029	—
Loans (net of allowances of $20,442 and $15,453, respectively)	809,791	828,041
Investment in unconsolidated subsidiaries	682	682
Other real estate owned	17,460	14,008
Accrued interest receivable	3,538	3,834
Premises and equipment, net	1,239	1,140
Other assets	22,746	34,658

Total assets	$1,206,374	$1,164,059

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Noninterest-bearing	$174,153	$152,462
Interest-bearing	757,927	669,224

Total deposits	932,080	821,686
Borrowings	171,241	233,758
Accrued interest payable	2,300	2,850
Other liabilities	5,158	4,006
Junior subordinated debentures	17,527	17,527

Total liabilities	1,128,306	1,079,827

Commitments and contingencies (Note 2)	—	—
Shareholders’ equity:
Preferred stock, no par value, 2,000,000 shares authorized, none issued	—	—
Common stock, no par value, 20,000,000 shares authorized, 10,434,665 shares issued and outstanding at June 30, 2009 and December 31, 2008	72,769	72,592
Retained earnings	7,028	12,831
Accumulated other comprehensive loss	(1,729)	(1,191)

Total shareholders’ equity	78,068	84,232

Total liabilities and shareholders’ equity	$1,206,374	$1,164,059

The accompanying notes are an integral part of these consolidated financial statements.

Part I. Item 1. (continued)

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except for per share data)

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
Interest income:
Loans, including fees	$11,608	$12,240	$23,593	$25,126
Federal funds sold	—	337	—	619
Securities available for sale and stock	657	2,549	2,097	5,282
Interest-bearing deposits with financial institutions	156	2	245	5

Total interest income	12,421	15,128	25,935	31,032
Interest expense:
Deposits	6,090	5,792	11,999	11,951
Borrowings	1,915	2,821	4,127	5,681

Total interest expense	8,005	8,613	16,126	17,632

Net interest income	4,416	6,515	9,809	13,400
Provision for loan losses	6,592	2,741	10,043	3,816

Net interest income after provision for loan losses	(2,176)	3,774	(234)	9,584

Noninterest income
Service fees on deposits and other banking services	377	285	749	497
Mortgage banking (including net gains on sales of loans held for sale)	67	—	67	—
Net gain on sale of securities available for sale	4	52	1,888	1,132
Net gain (loss) on sale of other real estate owned	—	(40)	2	(40)
Other	212	113	409	295

Total noninterest income	660	410	3,115	1,884

Noninterest expense
Salaries and employee benefits	3,727	2,832	7,385	6,122
Occupancy	675	697	1,356	1,379
Equipment and furniture	290	282	556	566
Data processing	223	177	386	350
Professional fees	876	308	1,401	581
Customer expense	92	134	188	248
FDIC expense	926	145	1,250	268
Other real estate owned	232	348	519	429
Other operating expense	837	771	1,490	1,447

Total noninterest expense	7,878	5,694	14,531	11,390

Income (loss) before income taxes	(9,394)	(1,510)	(11,650)	78
Income tax provision (benefit)	(4,847)	(680)	(4,969)	(92)

Net income (loss)	$(4,547)	$(830)	$(6,681)	$170

Earnings (loss) per share
Basic	$(0.44)	$(0.08)	$(0.64)	$0.02
Diluted	$(0.44)	$(0.08)	$(0.64)	$0.02
Dividends paid per share	—	—	—	$0.10
Weighted average number of shares:
Basic	10,434,665	10,478,242	10,434,665	10,484,634
Diluted	10,434,665	10,478,242	10,434,665	10,641,513

The accompanying notes are an integral part of these consolidated financial statements.

Part I. Item 1. (continued)

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net income (loss)	$(4,547)	$(830)	$(6,681)	$170
Other comprehensive loss, net of tax:
Change in unrealized gain (loss) on securities available for sale, net of tax effect	453	(2,709)	(646)	(2,825)
Change in net unrealized gain and prior service benefit on supplemental executive retirement plan, net of tax effect	96	12	108	23

Total comprehensive (loss)	$(3,998)	$(3,527)	$(7,219)	$(2,632)

The accompanying notes are an integral part of these consolidated financial statements.

Part I. Item 1. (continued)

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Six Months Ended June 30,
	2009	2008
Cash Flows From Operating Activities:
Net income (loss)	$(6,681)	$170
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	234	338
Provision for loan losses	10,043	3,816
Net amortization of premium on securities	616	153
Net gains on sales of securities available for sale	(1,888)	(1,132)
Net gains on sales of mortgage loans held for sale	(41)	—
Proceeds from sales of mortgage loans held for sale	4,178	—
Originations and purchases of mortgage loans held for sale	(9,166)	—
Increase in current taxes receivable	(4,628)	—
Net amortization of deferred fees and unearned income on loans	(38)	32
Net (gain) loss on sales of other real estate owned	(2)	40
Write down of other real estate owned	269	260
Stock-based compensation expense	177	310
Net decrease in accrued interest receivable	296	299
Net increase in other assets and capitalized costs on other real estate owned	(1,324)	(1,806)
Net decrease in deferred taxes	271	—
Net decrease in accrued interest payable	(550)	(137)
Net increase (decrease) in other liabilities	1,334	(222)

Net cash (used in) provided by operating activities	(6,900)	2,121
Cash Flows From Investing Activities:
Net increase in interest-bearing deposits with financial institutions	(28,550)	—
Maturities of and principal payments received for securities available for sale and other stock	7,994	22,524
Purchase of securities available for sale and other stock	(105,385)	(118,482)
Other than temporary impairment of securities	878	—
Proceeds from sale of securities available for sale and other stock	129,443	80,354
Proceeds from sales of other real estate owned	211	943
Net decrease (increase) in loans	5,489	(24,532)
Purchases of premises and equipment	(333)	(34)

Net cash provided by (used in) in investing activities	9,747	(39,227)
Cash Flows From Financing Activities:
Net increase in deposits	110,394	13,875
Dividends paid	—	(1,049)
Net cash paid for share buyback	—	(331)
Net (decrease) increase in borrowings	(62,517)	35,900

Net cash provided by financing activities	47,877	48,395

Net increase in cash and cash equivalents	50,724	11,289
Cash and Cash Equivalents, beginning of period	107,133	53,732

Cash and Cash Equivalents, end of period	$157,857	$65,021

The accompanying notes are an integral part of these consolidated financial statements.

Part I. Item 1. (continued)

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

Supplementary Cash Flow Information:
Cash paid for interest on deposits and other borrowings	$16,532	$17,768

Cash paid for income taxes	$—	$1,420

Non-Cash Investing Activities:
Net decrease in net unrealized losses and prior year service cost on supplemental employee retirement plan, net of tax	$108	$23

Net increase in net unrealized gains (losses) on securities held for sale, net of income tax	$(646)	$(2,825)

Transfer into other real estate owned	$2,756	$4,225

Fair Value (loss) gain on equity securities	$(8)	$28

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

2. Significant Accounting Policies, Recent Accounting Pronouncements, Commitments and Contingencies

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

These unaudited consolidated financial statements have been prepared on a basis consistent with prior periods, and should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2008, and the notes thereto, included in our Annual Report on Form 10–K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934.

Our consolidated financial position at June 30, 2009, and the consolidated results of operations for the three and six month periods ended June 30, 2009, are not necessarily indicative of what our financial position will be as of the end of, or of the results of our operations that may be expected for any other interim period during or for, the full year ending December 31, 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.-)

2. Significant Accounting Policies, Recent Accounting Pronouncements, Commitments and Contingencies (Cont.-)

Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of certain of our assets, liabilities, and contingencies at the date of the financial statements and the reported amounts of our revenues and expenses during the reporting periods. For the fiscal periods covered by this Report, those estimates related primarily to our determinations of the allowance for loan losses, the fair value of securities available for sale, loans held for sale and the valuation of deferred tax assets. If circumstances or financial trends on which those estimates were based were to change in the future or there were to occur any currently unanticipated events affecting the amounts of those estimates, our future financial position or results of operations could differ, possibly materially, from those expected at the current time.

Recent Accounting Pronouncements

In April, 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157”), which provides guidelines for making fair value measurements more consistent with the principles presented in Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements. FSP 157-4 relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms what SFAS 157 states is the objective of fair value measurement—to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. We adopted these statements April 1, 2009 with no material effect on our consolidated financial statements.

In April, 2009, the FASB issued FASB Staff Position 107-1 and Accounting Principles Board 28-1 (“FSP FAS 107-1 and APB 28-1”), Interim Disclosures about Fair Value of Financial Instruments, which enhances consistency in financial reporting by increasing the frequency of fair value disclosures. FSP FAS 107-1 and APB 28-1 relate to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet of companies at fair value. Prior to issuing these statements, fair values for these assets and liabilities were only disclosed once a year. These statements now require disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. We adopted these statements April 1, 2009 with no material effect on our consolidated financial statements.

In April, 2009, the FASB issued Financial Staff Position Financial Accounting Standard 115-2 and Financial Accounting Standard 124-2 (“FSP FAS 115-2 and FAS 124-2”), Recognition and Presentation of Other-Than-Temporary Impairments, which provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. FSP FAS 115-2 and FAS 124-2 provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. The measure of impairment in comprehensive income remains fair value. These statements also require increased and more timely disclosures sought by investors regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. We adopted these statements April 1, 2009 with no material effect on our consolidated financial statements.

In May, 2009, the Financial Accounting Standards Board (“FASB”) issued FASB 165, Subsequent Events (“FASB 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth; 1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, 2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, 3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This Statement is effective for interim or annual financial periods ending after June 15, 2009. In connection with preparing the accompanying unaudited interim consolidated financial statements as of and for the quarter and six-month period ended June 30, 2009, management evaluated subsequent events through August 7, 2009, which is the date that such financial statements were issued (filed with the Securities and Exchange Commission).

        In June, 2009, the Financial Accounting Standards Board (“FASB”) issued FASB 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162 (“FASB 168”). The FASB Accounting Standards Codification™ (Codification) will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC companies. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles, which became effective on November 13, 2008, identified the sources of accounting principles and the framework for selecting the principles used in preparing the financial statements in conformity with GAAP. Statement 162 arranged these sources of GAAP in a hierarchy for users to apply accordingly. Once the Codification is in effect, all of its content will carry the same level of authority, effectively superseding Statement 162. In other words, the GAAP hierarchy will be modified to include only two levels of GAAP: authoritative and nonauthoritative. As a result, this Statement replaces Statement 162 to indicate this change to the GAAP hierarchy.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.-)

2. Significant Accounting Policies, Recent Accounting Pronouncements, Commitments and Contingencies (Cont.-)

Commitments and Contingencies

To meet the financing needs of our customers in the normal course of business, we are a party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements. At June 30, 2009, loan commitments and letters of credit totaled $169 million and $15 million, respectively. The contractual amount of a credit-related financial instrument such as a commitment to extend credit, a credit-card arrangement or a letter of credit represents the amounts of potential accounting loss should the commitment be fully drawn upon, the customer were to default, and the value of any existing collateral securing the customer’s payment obligation become worthless.

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

In the ordinary course of business, we are subject to legal actions normally associated with financial institutions. At June 30, 2009, we were not a party to any pending legal action that is expected to be material to our consolidated financial condition or results of operations.

3. Income (Loss) Per Share

Basic income (loss) is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted income (loss) per share reflects the potential dilution that would occur if stock options or other contracts to issue common stock were exercised or converted into shares of common stock which would share in our earnings. For the three and six month periods ended June 30, 2009, stock options to purchase 1,151,744 shares were not considered in computing diluted income (loss) per common share because they were antidilutive. For the three and six month periods ended June 30, 2008, stock options to purchase 1,057,744 and 527,943 shares, respectively, were not considered in computing diluted earnings per common shares because they were antidilutive.

The following table illustrates our computation of basic and diluted income (loss) for the three and six month periods ended June 30, 2009 and 2008.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except earnings per share data)	2009	2008	2009	2008
Net income (loss) available for common shareholders (A)	$(4,547)	$(830)	$(6,681)	$170

Weighted average outstanding shares of common stock (B)	10,435	10,478	10,435	10,485
Dilutive effect of employee stock options and warrants	—	—	—	157

Common stock and common stock equivalents (C)	10,435	10,478	10,435	10,642

Income (loss) per share:
Basic (A/B)	$(0.44)	$(0.08)	$(0.64)	$0.02
Diluted (A/C)	$(0.44)	$(0.08)	$(0.64)	$0.02

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.-)

4. Stock-Based Employee Compensation Plans

The fair values of the options that were outstanding under the 1999, 2004 and 2008 Plans were estimated as of their respective dates of grant using the Black-Scholes option-pricing model. The following table summarizes the weighted average assumptions used for grants in the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
Assumptions with respect to:	2009	2008(1)	2009	2008(1)
Expected volatility	34%	30%	34%	30%
Risk-free interest rate	2.40%	3.06%	2.40%	3.06%
Expected dividends	0.26%	1.53%	0.26%	1.53%
Expected term (years)	6.9	6.9	6.9	6.9
Weighted average fair value of options granted during period	$1.37	$2.74	$1.38	$2.74

(1)	The Company did not grant stock options during the first quarter of 2008.

The following tables summarize the stock option activity under the Company’s 1999, 2004 and 2008 Plans during the six month period ended June 30, 2009 and 2008, respectively.

	Six Months Ended June 30,
	2009		2008
	Number of Shares Subject to Options	Weighted- Average Exercise Price Per Share	Number of Shares Subject to Options	Weighted- Average Exercise Price Per Share
Outstanding—January 1,	1,137,244	$9.31	1,133,139	$9.82
Granted	47,000	3.56	5,500	8.91
Exercised	—	—	(66,062)	5.23
Forfeited/Canceled	(32,500)	12.36	(14,833)	15.50

Outstanding—June 30,	1,151,744	8.99	1,057,744	10.03

Options Exercisable—June 30,	921,261	$9.54	895,581	$9.29

The aggregate intrinsic value of options exercised during the six months ended June 30, 2008 were $225,000 and there were no options exercised during the six months ended June 30, 2009. The fair value of vested options at June 30, 2009 and 2008, were $219,076 and $358,000, respectively.

	Options Outstanding as of June 30, 2009				Options Exercisable as of June 30, 2009
Range of Exercise Price	Vested	Unvested	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Shares	Weighted- Average Exercise Price
$ 3.48 – $5.99	1,670	161,830	$3.72	9.47	1,670	$3.48
$ 6.00 – $9.99	505,901	12,400	7.32	1.46	505,901	7.33
$10.00 – $12.99	310,300	1,300	11.23	4.64	310,300	11.22
$13.00 – $17.99	90,790	46,553	15.07	6.34	90,790	15.05
$18.00 – $18.84	12,600	8,400	18.12	6.57	12,600	18.12

	921,261	230,483	$8.99	4.13	921,261	$9.54

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.-)

4. Stock-Based Employee Compensation Plans (Cont.-)

The aggregate intrinsic values of options that were outstanding and exercisable under the Plans at June 30, 2009, and 2008, were $1,000 and $296,000, respectively. A summary of the status of the unvested options as of December 31, 2008, and changes during the six month period ended June 30, 2009, are set forth in the following table.

	Number of Shares Subject to Options	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2008	233,416	$3.39
Granted	47,000	1.38
Vested	(35,533)	3.17
Forfeited/Canceled	(14,400)	4.63

Unvested at June 30, 2009	230,483	$2.56

The aggregate amounts charged against income in relation to stock-based compensation awards was $79,000 net of $33,000 in taxes and $178,000 net of $73,000 in taxes for the six months ended June 30, 2009 and 2008, respectively. The weighted average period over which nonvested awards are expected to be recognized was 1.97 year at June 30, 2009. The income tax compensation expense at June 30, 2009 related to non-vested stock options is expected to be recognized in the respective amounts set forth in the table below:

Stock Based Compensation Expense
(In thousands)
Remainder of 2009	$161
For the year ending December 31,
2010	187
2011	115
2012	57
2013	34
2014	2

Total	$556

5. Employee Benefit Plan

The Company has established a Supplemental Retirement Plan (“SERP”) for its Chief Executive Officer. The components of net periodic benefit cost for the SERP are set forth in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)
Service cost	$45	$46	$93	$91
Interest cost	31	26	61	52
Expected return on plan assets	—	—	—	—
Amortization of prior service cost	4	4	8	8
Amortization of net actuarial loss	7	16	23	32

Net periodic SERP cost	$87	$92	$185	$183

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.-)

6. Income Taxes

The Company files income tax returns with the U.S. federal government and the state of California. As of June 30, 2009 and January 1, 2009, we were subject to examination by the Internal Revenue Service with respect to our U.S. federal tax returns and the Franchise Tax Board for California, for the 2005 to 2007 tax years. As of June 30, 2009, the 2006 and 2007 tax years were under examination by the state of California. We do not believe there will be any material adverse changes in our unrecognized tax benefits over the next 12 months.

Net operating losses (NOL) on U.S. federal income tax returns may be carried back two years and forward twenty years. NOL on California state income tax returns maybe carried forward twenty years. The Company expects to file an amended prior year U.S. federal tax return and carry back the U.S. federal tax net operating loss. The state of California has suspended the net operating carryover deduction in 2008 and 2009, but corporations may continue to compute and carryover an NOL during the suspension period. Beginning in 2011, California taxpayers may carryback losses for two years and carryforward for twenty years which will conform to the U.S. tax laws by 2013. The Company expects to have taxable income in future years to offset the California NOL generated in 2008.

Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of tax expense. We did not have any accrued interest or penalties associated with any unrecognized tax benefits, and no interest expense was recognized during the six months ended June 30, 2009 and 2008. Our effective tax rate differs from the federal statutory rate primarily due to tax free income on municipal bonds and certain non-deductible expenses recognized for financial reporting purposes and state taxes.

7. Fair Value Measurements

We have elected to use fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Securities available for sale are recorded at fair value on a recurring basis. Additionally, from time to time, we may be required to record at fair value other assets on a nonrecurring basis, such as loans held for investment and certain other assets. These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets.

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

Assets Measured at Fair Value on a Recurring Basics

Investment Securities Available for Sale. Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 investments securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the- counter markets and money market funds. Level 2 investment securities include mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Securities classified as Level 3 include asset-backed securities in less liquid markets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.-)

7. Fair Value Measurements (Cont-)

The following table shows the recorded amounts of assets measured at fair value on a recurring basis.

	At June 30, 2009 (in thousands)
	Total	Level 1	Level 2	Level 3
Assets at Fair Value:

Investment securities available for sale	$145,681	$2,258	$141,754	$1,669

The changes in Level 3 assets measured at fair value on a recurring basis are summarized in the following table:

Investment Securities Available for Sale (in thousands)
Balance of recurring Level 3 instruments at January 1, 2009	$1,237
Total gains or losses (realized/unrealized):
Included in earnings-realized	—
Included in earnings-unrealized	—
Included in other comprehensive income	432
Purchases, sales, issuances and settlements, net	—
Transfers in and/or out of Level 3	—

Balance of Level 3 assets at June 30, 2009	$1,669

Assets Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market or that were recognized at a fair value below cost at the end of the period.

Impaired Loans. SFAS 157 applies to loans measured for impairment in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan, including impaired loans measured at an observable market price (if available), and at the fair value of the loan’s collateral (if the loan is collateral dependent). The fair value of an impaired loan is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance for possible losses represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. When the fair value of the collateral is based on an observable market price or a current appraised value, we record the impaired loan at Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, we record the impaired loan at Level 3.

Foreclosed Assets. Foreclosed assets are adjusted to fair value, less estimated costs to sell, at the time the loans are transferred to foreclosed assets. Subsequently, foreclosed assets are carried at the lower of carrying value or fair value less estimated costs to sell. Fair value is determined based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, we record the foreclosed asset at Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, we record the foreclosed asset at Level 3.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.-)

7. Fair Value Measurements (Cont-)

Information regarding assets measured at fair value on a nonrecurring basis is set forth in the table below.

	At June 30, 2009 (in thousands)
	Total	Level 1	Level 2	Level 3
Assets at Fair Value:
Loans	$55,672	$—	$23,741	$31,931
Other assets(1)	17,460	—	17,460	—

Total	$73,132	$—	$41,201	$31,931

(1)	Includes foreclosed assets

There were no transfers in or out of level 3 measurements for nonrecurring items during the six months ended June 30, 2009.

8. Loans

The composition of the Company’s loan portfolio as of June 30, 2009 and December 31, 2008 is as follows:

	June 30, 2009		December 31, 2008
	Amount	Percent	Amount	Percent
Commercial loans	$292,390	35.2%	$300,945	35.7%
Commercial real estate loans - owner occupied	186,714	22.4%	174,169	20.6%
Commercial real estate loans - all other	121,130	14.6%	127,528	15.1%
Residential mortgage loans - multi-family	102,912	12.4%	100,971	12.0%
Residential mortgage loans - single family	61,940	7.5%	65,127	7.7%
Construction loans	25,621	3.1%	32,528	3.9%
Land development loans	31,797	3.8%	33,283	3.9%
Consumer loans	8,143	1.0%	9,173	1.1%

Gross loans	830,647	100.0%	843,724	100.0%

Deferred fee (income) costs, net	(414)		(230)
Allowance for loan losses	(20,442)		(15,453)

Loans, net	$809,791		$828,041

Changes in the allowance for loan losses for the six months ended June 30, 2009 and the year ended December 31, 2008 are as follows:

	Six Months Ended June 30, 2009	Year Ended December 31, 2008
Balance, beginning of period	$15,453	$6,126
Provision for loan losses	10,043	21,685
Recoveries on loans previously charged off	95	80
Net, amounts charged off	(5,149)	(12,438)

Balance, end of period	$20,442	$15,453

As of June 30, 2009, the Company had $55.7 million of loans deemed impaired of which $53.2 million was nonaccrual, $11 million of troubled debt restructurings which was comprised of $9 million in nonaccrual loans and $2 million accruing loans performing in accordance to the modified terms, and $28.2 million of other impaired loans less than 90 days delinquent. As of December 31, 2008, the Company had $30.7 million of loans deemed impaired of which $11 million was nonaccrual, $7.5 million of troubled debt restructurings which was comprised of $4.9 million in nonaccrual loans and $2.6 million accruing loans performing in accordance to the modified terms, and $12.3 million of loans less than 90 days delinquent.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Pacific Mercantile Bancorp is a bank holding company that owns all of the stock of Pacific Mercantile Bank (the “Bank”), which is a commercial bank that provides a full range of banking services to small and medium-size businesses and to professionals and the general public in Orange, Los Angeles, San Bernardino and San Diego counties, in Southern California. Substantially all of our operations are conducted and substantially all of our assets are owned by the Bank, which accounts for substantially all of our consolidated revenues, expenses and operating income.

The following discussion presents information about our consolidated results of operations for the three and six month periods ended June 30, 2009 and comparisons of those results with the results of operations for the corresponding three and six month periods of 2008, and our consolidated financial condition, liquidity and capital resources at June 30, 2009. The information in this discussion and should be read in conjunction with our interim consolidated financial statements and the notes thereto included elsewhere in this Report.

Forward-Looking Information

Statements contained in this Report that are not historical facts or that discuss our expectations, beliefs or views regarding our future operations or future financial performance, or financial or other trends in our business or in the markets in which we operate, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. Often, they include the words “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “project,” “forecast” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could,” or “may.” The information contained in such forward-looking statements is based on current information and on assumptions about future events over which we do not have control and our business and the markets in which we operate are subject to a number of risks and uncertainties that could cause our financial condition or actual operating results in the future to differ significantly from our expected financial condition or operating results that are set forth in those statements and could, therefore, also affect the price performance of our shares. Certain of those risks and uncertainties are summarized below, in this Item 2, under the caption “Risks that could Affect our Future Financial Performance” as well as other risks that are discussed in detail in Item 1A, “Risk Factors,” in Part II of this Report and in Item 1A in our Annual Report on Form 10-K for our fiscal year ended December 31, 2008. Therefore, readers of this Report are urged to read that summary below and the information contained in Item 1A in Part II of this Report and in Item 1A of our 2008 10-K in conjunction with their review of the following discussion regarding our results of operations for the three and six months ended, and our financial condition at, June 30, 2009.

Due to those risks and uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements contained in this Report, which speak only as of the date of this Report, or to make predictions about future performance based solely on historical financial performance. We also disclaim any obligation to update forward-looking statements contained in this Report or in our 2008 10-K or any other prior filings with Securities and Exchange Commission, except as may otherwise be required by law or Nasdaq rules.

Overview of Operating Results in the Three and Six Months Ended June 30, 2009

The following table sets forth information regarding the interest income that we generated, the interest expense that we incurred, our net interest income, noninterest income, noninterest expense, and our net income (loss) and net income (loss) per share for the three and six month periods set forth below.

	Three Months Ended June 30,			Six Months Ended June 30,
	2009 Amounts	2008 Amounts	Percent Change	2009 Amounts	2008 Amounts	Percent Change
Interest income	$12,421	$15,128	(17.9)%	$25,935	$31,032	(16.4)%
Interest expense	8,005	8,613	(7.1)%	16,126	17,632	(8.5)%

Net interest income	4,416	6,515	(32.2)%	9,809	13,400	(26.8)%
Provision for loan losses	6,592	2,741	140.5%	10,043	3,816	163.2%

Net interest income (loss) after provision for loan losses	(2,176)	3,774	(157.7)%	(234)	9,584	(102.4)%
Noninterest income	660	410	61.0%	3,115	1,884	65.3%
Noninterest expense	7,878	5,694	38.4%	14,531	11,390	27.6%

Income (loss) before income tax	(9,394)	(1,510)	(522.1)%	(11,650)	78	N/M
Income tax (benefit) provision	(4,847)	(680)	(612.8)%	(4,969)	(92)	N/M

Net income (loss)	$(4,547)	$(830)	(447.8)%	$(6,681)	$170	N/M

Net income (loss) per diluted share	$(0.44)	$(0.08)	(450.0)%	$(0.64)	$0.02	N/M
Weighted average number of diluted shares	10,434,665	10,478,242	(0.4)%	10,434,665	10,641,513	(1.9)%

As the table above indicates, we incurred a net loss of $4.5 million, or $0.44 per diluted share, in the three months ended June 30, 2009, as compared to a net loss of $830,000, or $0.08 per diluted share, in the same three months of 2008. In the six months ended June 30, 2009 we incurred a net loss of $6.7 million, or $0.64 per diluted share, compared to net income of $170,000, or $0.02 per diluted shares, in the same six months of 2008. The net losses in the three and six months ended June 30, 2009 were primarily attributable to:

•

Declines in net interest income of $2.1 million, or 32.2%, and $3.6 million, or 26.8%, respectively, in the three and six month periods ended June 30, 2009, which were due primarily to decreases during these periods in interest income of $2.7 million, or 17.9%, and $5.1 million, or 16.4%, respectively, only partially offset by decreases in interest expense of $608,000, or 7.1%, and $1.5 million, or 8.5%, respectively, during those same three and six month periods. The decreases in interest income were primarily attributable to:

•

reductions in interest rates by the Federal Reserve Board in response to the economic recession and credit crisis, which has led to decreases in prevailing interest rates that have reduced the yields we were able to earn on our loans and other interest-earning assets; and

•

an increase, during the six months ended June 30, 2009, of $37.3 million, or 234%, in non-performing loans, on which we were required to cease accruing interest, which we believe was attributable to the continuing economic recession and the on-going credit crisis that have adversely affected the financial condition of an increasing number of borrowers, preventing them from (i) meeting their loan payment obligations, (ii) refinancing their non-performing loans on more affordable terms, and (iii) selling the real properties that collateralized and had been expected to provide a source of repayment of their loans.

•

Increases in the provisions we made for loan losses of $3.9 million or 141% and $6.2 million, or 163%, in the three and six months ended June 30, 2009, respectively, as compared to the same respective periods of 2008, in order to increase the loan loss reserve to provide for (i) the increases that occurred in non-performing loans during those periods and the risk of additional increases in non-performing loans in future months due to the continuance of the economic recession and credit crisis and the prospect that these conditions will not improve significantly during the remainder of 2009. These increases in the provision for loan losses resulted in an increase in the amount of our allowance for loan losses to $20.4 million, or approximately 2.46% of loans outstanding, at June 30, 2009, as compared to $15.5 million, or 1.83%, of the loans outstanding at December 31, 2008.

•

Increases in noninterest expense of $2.2 million, or 38.4%, and $3.1 million, or 27.6%, in the three and six months ended June 30, 2009, respectively, due primarily to (i) the addition of personnel in our credit administration department and for our new mortgage banking business which commenced operations in the middle of this year’s second quarter, (ii) increases in expenses incurred in connection with the collection and foreclosures of non-performing loans and the carrying costs of the properties acquired by foreclosure (“Other Real Estate Owned” or “OREO”), and (iii) an increase by the FDIC in insurance premiums imposed on all FDIC-insured banks as a means of funding increases in the FDIC’s insurance fund to offset losses to that fund that have resulted from the significant increases in bank failures during the past year as compared to prior years.

We believe that our actions in charging off nonperforming loans and increasing the allowance for loan losses were prudent in light of prevailing economic conditions and the uncertainties regarding the ultimate duration of the economic recession and credit crisis.

The following table indicates the impact that the decreases in our net interest income and the net losses incurred in the three and six months ended June 30, 2009 have had on our net interest margin and the returns on average assets and average equity during those periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net interest margin (1) (2)	1.50%	2.41%	1.70%	2.49%
Return on average assets (1)	(1.49)%	(0.30)%	(1.13)%	0.03%
Return on average shareholders’ equity (1)	(21.06)%	(3.47)%	(16.63)%	0.35%

(1)	Annualized.
(2)	Net interest income expressed as a percentage of total average interest earning assets.

At June 30, 2009, non-performing loans, together with other nonperforming assets consisting of OREO, totaled $71 million, or 5.9% of total assets, as compared to $29.9 million or 2.6% of total assets at December 31, 2008.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and general practices in the banking industry. Certain of those accounting policies are considered critical accounting policies, because they require us to make assumptions and judgments regarding circumstances or trends that could affect the value of those assets, such as, for example, assumptions regarding economic conditions or trends that could impact our ability to fully collect our loans or ultimately realize the carrying value of certain of our other assets, such as securities available for sale and our deferred tax assets. Those assumptions and judgments are made based on current information available to us regarding those economic conditions or trends or other circumstances. If adverse changes were to occur in the events, trends or other circumstances on which our assumptions or judgments had been based, or other unanticipated events were to happen that might affect our operating results, under GAAP it could become necessary for us to reduce the carrying values of the affected assets on our balance sheet. In addition, because reductions in the carrying value of assets are sometime effectuated by or require charges to income, such reductions also may have the effect of reducing our income.

Our critical accounting policies relate to the determinations we make with respect to our allowance for loan losses, the fair value of securities available for sale and the valuation of our deferred tax assets.

Allowance for Loan Losses. The failure of borrowers to repay their loans is an inherent risk of the banking business. Therefore, like virtually all banks and other lending institutions, we follow the practice of maintaining reserves (often referred to as an allowance) against which we charge losses on the loans we make (the “allowance for loan losses”). The accounting policies and practices we follow in determining the sufficiency of that allowance require us to make judgments and assumptions about economic and market conditions and trends that can affect the ability of borrowers to meet their loan payment obligations to us. Accordingly, we conduct periodic reviews of our loan portfolio, and we use historical loss factors, adjusted for current economic and market conditions and other economic indicators, in order to estimate the potential losses inherent in our loan portfolio and assess the sufficiency of our allowance for loan losses. If unanticipated changes were to occur in those conditions or trends, actual loan losses could be greater than those that we had predicted on the basis of those loss factors and our prior assessments of economic conditions and trends. In such an event, it could become necessary for us to increase the allowance for loan losses, based on our judgments as to how such changes will affect the collectibility of loans in our loan portfolio and the sufficiency of the allowance for loan losses. Increases in that allowance are made by means of a charge to income referred to in our financial statements as the “provision for loan losses.” Such an increase would reduce the carrying value of the loans on our balance sheet, and any additional provisions made for possible loan losses to increase that allowance would reduce our income in the period when it is determined that an increase in the allowance for loan losses is necessary. See the discussion in the subsections entitled “Results of Operations—Provision for Loan Losses” and “Financial Condition—Allowance for Loan Losses and Nonperforming Loans” below.

Fair Value of Securities Available for Sale. We determine the fair value of our investment securities by obtaining quotes from third party vendors and securities brokers. When quotes are not available, a reasonable fair value is determined by using a variety of industry standard pricing methodologies used by market participants, including discounted cash flow analysis, matrix pricing and option adjusted spread models, as well as fundamental analysis. These pricing methodologies require us to make various assumptions and judgments relating to such matters as the effects of prepayments on future yields on and the duration of such securities, monetary policies and demand and supply for the individual securities. Consequently, if adverse changes were to occur in the market or other conditions on which those assumptions or judgments were based, it could become necessary for us to reduce the fair values of our securities, which would result in changes to accumulated other comprehensive income (loss) on our balance sheet, assuming that such reductions in fair values are expected to be temporary. On the other hand, if believe that any reduction in the fair values of any securities are other than temporary, it would be necessary for us to record an impairment loss in our statement of operations.

Utilization and Valuation of Deferred Income Tax Benefits. Deferred tax assets consist of income tax benefits which we believe we will be able to use to reduce our income tax liabilities in future periods. Such future tax benefits are attributable primarily to (i) tax credits and (ii) differences between financial statement carrying amounts of those assets and liabilities and their respective tax bases. We make periodic assessments of the probability that we will be able to use those tax benefits. In making those assessments we use a consistent approach to take into account our historical profitability and projections of future taxable income that can affect our ability to use those tax benefits. If we conclude, based on all available evidence, that it has become more likely than not that we will not be able to use those tax benefits in their entirety, we are required to establish a valuation allowance which will have the effect of reducing the amount of the deferred tax assets by the amount of the tax benefits we no longer believe we will be able to use by recording a charge in the amount to income or shareholders’ equity. In evaluating the need for a valuation allowance, we evaluate carryback opportunities and estimate future taxable income based on management-approved business plans and ongoing tax strategies. This process involves significant management judgments that are subject to change from period to period based upon changes in tax laws or variances between our projected operating performance, our actual results and other factors.

Results of Operations

Net Interest Income

One of the principal determinants of a bank’s income is its net interest income, which is the difference between (i) the interest that a bank earns on loans, investment securities and other interest-earning assets, on the one hand, and (ii) its interest expense, which consists primarily of the interest it must pay to attract and retain deposits and the interest that it pays on borrowings and other interest-bearing liabilities, on the other hand. As a general rule, all other things being equal, the greater the difference or “spread” between the amount of our interest income and the amount of our interest expense, the greater will be our net income; whereas, a decline in that difference or “spread” will generally result in a decline in our net income. A bank’s interest income and interest expense are, in turn, affected by a number of factors, some of which are outside of its control, including national and local economic conditions and the monetary policies of the Federal Reserve Board which affect interest rates, competition in the market place for loans or deposits, the demand for loans and the ability of borrowers to meet their loan payment obligations. Net interest income, when expressed as a percentage of total average interest earning assets, is a banking organization’s “net interest margin.”

The following table sets forth our interest income, interest expense and net interest income (in thousands of dollars) and our net interest margin in the three and six months ended June 30, 2009 and 2008, respectively:

	Three Months Ended June 30,			Six Months Ended June 30,
	2009 Amount	2008 Amount	Percent Change	2009 Amount	2008 Amount	Percent Change
Interest income	$12,421	$15,128	(17.9)%	$25,935	$31,032	(16.4)%
Interest expense	8,005	8,613	(7.1)%	16,126	17,632	(8.5)%

Net interest income	$4,416	$6,515	(32.2)%	$9,809	$13,400	(26.8)%

Net interest margin	1.50%	2.41%		1.70%	2.49%

As the above table indicates, our net interest income decreased by $2.1 million, or 32%, in the second quarter of 2009, and by $3.6 million, or 27%, in the six months ended June 30, 2009. The decreases were primarily attributable to decreases in interest income of $2.7 million, or 18%, and $5.1 million, or 16%, respectively, in those three and six month periods, which more than offset decreases in interest expense of $600,000, or 7%, and $1.5 million, or about 9%, respectively, in the three and six months ended June 30, 2009.

Those decreases in interest income in the three and six months ended June 30, 2009 were due primarily to (i) declines of 500 basis points in prevailing market rates of interest primarily as a result of reductions, commenced in September 2007, in the federal funds rate implemented by the Federal Reserve Board in response initially to a slowing in economic growth and, then, to the economic recession and credit crisis, as a result of which the federal funds rate declined to 0.25% at June 30, 2009 from 5.25% on September 17, 2007, and (ii) the increases, described above, in non-performing loans, on which we ceased accruing interest income. Those decreases were only partially offset by the effects on interest income of increases, in the three and six months ended June 30, 2009, of $53 million and $58 million, respectively, in average loans outstanding, which generate higher yields than other earning assets.

The decreases in interest expense during the three and six month periods ended June 30, 2009 were primarily attributable to the aforementioned decreases in prevailing market rates of interest, which enabled us to reduce interest rates on substantially all types of interest bearing deposits, including certificates of deposit. However, those decreases in interest expense were partially offset by increases, during the three and six months ended June 30, 2009, in the volume of certificates of deposit, on which we pay interest at higher rates than on other types of deposits.

Due primarily to the decline in prevailing market rates of interest, our net interest margin decreased to 1.50% in the three months ended June 30, 2009, from 2.41% in the same period of 2008, and to 1.70% in the six months ended June 30, 2009, from 2.49% in the same six months of 2008. In the three months ended June 30, 2009, the yield on interest-earning assets declined to 4.21% from 5.60% in the same period of 2008, which more than offset a decline in the average interest rate paid on interest bearing liabilities to 3.33%, from 4.09% in the same three month period of 2008. Similarly, in the six months ended June 30, 2009, the average rate of interest earned on average earning assets declined to 4.50%, from 5.79% in the same six months of 2008, and was only partially offset by a decrease in the average interest rate paid on interest bearing liabilities to 3.39%, from 4.24% in the same period of 2008. The decreases in net interest margin also reflect timing differences in the impact that the declines in market rates of interest have on our interest income and interest expense. Those declines resulted in automatic decreases in the interest rates on our adjustable rate loans, whereas the impact of those declines on the interest we paid on deposits has been more gradual primarily as a result of the maturity schedule of our time certificates of deposit.

Average Balances

Information Regarding Average Assets and Average Liabilities

The following table sets forth information regarding our average balance sheet, yields on interest earning assets, interest expense on interest-bearing liabilities, the interest rate spread and the interest rate margin for the three months ended June 30, 2009 and 2008.

	Three Months Ended June 30,
	2009			2008
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest earning assets:
Short-term investments(1)	$204,629	$156	0.31%	$68,062	$339	2.01%
Securities available for sale and stock(2)	138,137	657	1.91%	229,348	2,549	4.47%
Loans	841,270	11,608	5.53%	788,545	12,240	6.24%

Total earning assets	1,184,036	12,421	4.21%	1,085,955	15,128	5.60%
Noninterest earning assets	39,735			38,383

Total Assets	$1,223,771			$1,124,338

Interest-bearing liabilities:
Interest-bearing checking accounts	$25,900	34	0.53%	$19,233	24	0.50%
Money market and savings accounts	107,903	306	1.14%	142,691	695	1.96%
Certificates of deposit	624,465	5,750	3.69%	434,865	5,073	4.69%
Other borrowings	185,852	1,750	3.78%	232,538	2,580	4.46%
Junior subordinated debentures	17,682	165	3.74%	17,682	241	5.48%

Total interest-bearing liabilities	961,802	8,005	3.33%	847,009	8,613	4.09%

Noninterest-bearing liabilities	175,412			181,394

Total Liabilities	1,137,214			1,028,403
Shareholders’ equity	86,557			95,935

Total Liabilities and Shareholders’ Equity	$1,223,771			$1,124,338

Net interest income		$4,416			$6,515

Interest rate spread			0.88%			1.51%

Net interest margin			1.50%			2.41%

(1)	Short-term investments consist of federal funds sold and interest bearing deposits with financial institutions.
(2)	Stock consists of Federal Home Loan Bank Stock and Federal Reserve Bank Stock.

The following table sets forth information regarding our average balance sheet, yields on interest earning assets, interest expense on interest-bearing liabilities, the interest rate spread and the interest rate margin for the six months ended June 30, 2009 and 2008.

	Six Months Ended June 30,
	2009			2008
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest earning assets:
Short-term investments(1)	$171,801	$245	0.29%	$52,672	$624	2.38%
Securities available for sale and stock(2)	144,601	2,097	2.92%	236,033	5,282	4.50%
Loans	846,405	23,593	5.62%	788,546	25,126	6.41%

Total earning assets	1,162,807	25,935	4.50%	1,077,251	31,032	5.79%
Noninterest earning assets	37,123			31,652

Total Assets	$1,199,930			$1,108,903

Interest-bearing liabilities:
Interest-bearing checking accounts	$25,570	60	0.47%	$19,280	54	0.56%
Money market and savings accounts	104,646	586	1.13%	151,938	1,719	2.28%
Certificates of deposit	604,135	11,353	3.79%	422,347	10,178	4.85%
Other borrowings	199,563	3,777	3.82%	224,437	5,134	4.60%
Junior subordinated debentures	17,682	350	3.98%	17,682	547	6.22%

Total interest-bearing liabilities	951,596	16,126	3.39%	835,684	17,632	4.24%

Noninterest-bearing liabilities	167,339			176,698

Total Liabilities	1,118,935			1,012,382
Shareholders’ equity	80,995			96,521

Total Liabilities and Shareholders’ Equity	$1,199,930			$1,108,903

Net interest income		$9,809			$13,400

Interest rate spread			1.11%			1.55%

Net interest margin			1.70%			2.49%

(1)	Short-term investments consist of federal funds sold and interest bearing deposits with financial institutions.
(2)	Stock consists of Federal Home Loan Bank Stock and Federal Reserve Bank Stock.

The following table sets forth the changes in interest income, including loan fees, and interest paid in the three and six months ended June 30, 2009, as compared to the same period in 2008, and the extent to which those changes were attributable to changes in (i) the volumes of or in the rates of interest earned on interest-earning assets and (ii) the volumes of or in the rates of interest paid on our interest-bearing liabilities.

	Three Months Ended June 30, 2009 vs. 2008 Increase (decrease) due to:			Six Months Ended June 30, 2009 vs. 2008 Increase (decrease) due to:
	Volume(1)	Rate(1)	Total	Volume(1)	Rate(1)	Total
	(Dollars in thousands)
Interest income:
Short-term investments(1)	$275	$(458)	$(183)	$515	$(894)	$(379)
Securities available for sale and stock(2)	(777)	(1,115)	(1,892)	(1,673)	(1,512)	(3,185)
Loans	770	(1,402)	(632)	1,728	(3,261)	(1,533)

Total earning assets	268	(2,975)	(2,707)	570	(5,667)	(5,097)
Interest expense:
Interest-bearing checking accounts	9	1	10	16	(10)	6
Money market and savings accounts	(144)	(245)	(389)	(435)	(698)	(1,133)
Certificates of deposit	1,886	(1,209)	677	3,718	(2,543)	1,175
Borrowings	(477)	(353)	(830)	(535)	(822)	(1,357)
Junior subordinated debentures	—	(76)	(76)	—	(197)	(197)

Total interest-bearing liabilities	1,274	(1,882)	(608)	2,764	(4,270)	(1,506)

Net interest income	$(1,006)	$(1,093)	$(2,099)	$(2,194)	$(1,397)	$(3,591)

(1)	Short-term investments consist of federal funds sold and interest bearing deposits with financial institutions.
(2)	Stock consists of Federal Home Loan Bank Stock and Federal Reserve Bank Stock.

The above table indicates that the decreases in our net interest income of $2.1 million and $3.6 million in the three and six months ended June 30, 2009, respectively, were primarily attributable to decreases in rate variances of $1.1 million and $1.4 million, and in volume variances of $1.0 million and $2.2 million in the three and six months ended June 30, 2009, respectively. Those decreases in volume variance were primarily the result of (i) decreases in the volume of securities available for sale and increases in the volume of lower-yielding short-term investments, and (ii) changes in the mix of our deposits to a greater proportion of higher-cost certificates of deposit, and as compared to lower-cost transaction savings and money market deposits. The declines in rate variances were a result of decreases in interest rates on average earning assets of 139 basis points and 129 basis points, respectively, which was only partially offset by decreases in interest rates paid on interest bearing liabilities of 76 basis points and 85 basis points, respectively, in the three and six months ended June 30, 2009.

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

The amount of the allowance for loan losses is increased periodically (i) to replenish the allowance after it has been reduced due to loan charge-offs, (ii) to reflect changes in the volume of outstanding loans, and (iii) to take account of increases in the risk of potential future losses due to a deterioration in the condition of borrowers or in the value of property securing non–performing loans or adverse changes in economic conditions. Increases in the allowance are made through a charge, recorded as an expense in the statement of operations, referred to as the “provision for loan losses.” Recoveries of loans previously charged-off are added back to the allowance and, therefore, have the effects of increasing the allowance and reducing the amount of the provision that might otherwise have had to be made to replenish or increase the allowance. See “—Financial Condition—Allowance for Loan Losses and Nonperforming Loans” below in this Section of this Report.

During the three and six months ended June 30, 2009, we made provisions of $6.6 million and $10.4 million, respectively, for potential loan losses, as compared to $2.7 million and $3.8 million, respectively, in the respective corresponding periods of 2008. Those increases were made (i) to replenish the allowance for loan losses following net loan charge-offs of $2.4 million and $5.1 million, respectively, during those three and six month periods of 2009, and (ii) to increase the allowance for loan losses to provide for the increase that occurred in non-accrual loans during the first six months of 2009, and increases that we believe may occur in the foreseeable future. Nonaccrual loans increased to $53.2 million at June 30, 2009, as compared to $11.6 million at June 30, 2008, as a result of the continuing economic recession and credit crisis.

We employ economic models that are based on bank regulatory guidelines, industry standards and historical loss experience to evaluate and make judgments regarding the sufficiency of the allowance for loan losses and the amount of the provisions that are required to be made for potential loan losses. Those judgments are based on our assessments and assumption about trends in current economic conditions and other events that can affect the ability of borrowers to meet their loan obligations to us. The duration and effects of current economic trends or conditions, such as the current economic recession, are subject to a number of risks and uncertainties and changes that are outside of our ability to control. See the discussion below in this section under the caption “Risks That Could Affect Our Future Financial Performance—We could incur losses on the loans we make.” If economic or market conditions were to worsen or unexpected subsequent events were to occur, it could become necessary for us to make additional provisions to increase the allowance for loan losses, which would have the effect of reducing our income.

In addition, the Federal Reserve Bank of San Francisco and the California Department of Financial Institutions, as an integral part of their examination processes, periodically review the adequacy of our allowance for loan losses. These bank regulatory agencies may require us to make additional provisions, over and above the provisions that we have already made, the effect of which would be to further reduce our income.

Noninterest Income

Noninterest income consists primarily of fees charged for services provided by the Bank on deposit account transactions and gains on sales of assets. The following table identifies the amounts (in thousands of dollars) of, and sets forth the percentage changes in, the components of noninterest income in the three and six months ended June 30, 2009, as compared to the same respective periods of 2008.

	Three Months Ended June 30,			Six Months Ended June 30,
	Amount		Percentage Change 2009 vs. 2008	Amount		Percentage Change 2009 vs. 2008
	2009	2008		2009	2008
Service fees on deposits	$377	$285	32.3%	$749	$497	50.7%
Mortgage banking (including net gains on sales of loans held for sale)	67	—	N/M	67	—	N/M
Net gains on sales of securities available for sale	4	52	(92.3)%	1,888	1,132	66.8%
Net gain (loss) on sale of other real estate owned	—	(40)	N/M	2	(40)	(105.0)%
Other	212	113	87.6%	409	295	38.6%

Total Noninterest Income	$660	$410	61.0%	$3,115	$1,884	65.3%

As the table above indicates, the increase in noninterest income in the three months ended June 30, 2009, as compared to the same period in 2008, were primarily attributable to (i) a $92,000, or 32%, increase in service fees on deposit transactions, the volume of which was greater in this year’s second quarter than in the same period of 2008, and (ii) $67,000 of income generated by our new mortgage banking operations which commenced its business in middle of this year’s second quarter. The increase in non-interest income for the six months ended June 30, 2009, as compared to the same period in 2008, was primarily the result of a $252,000 increase in service charges on deposit account transactions and $756,000 increase in gains on sales of securities available for sale the proceeds from which were used to repay borrowings and, to a lesser extent, fund new loans.

Noninterest Expense

The following table compares the amounts (in thousands of dollars) of the principal components of noninterest expense in the three and six month periods ended June 30, 2009 and June 30, 2008.

	Three Months Ended June 30,			Six Months Ended June 30,
	Amount		Percentage Change 2009 vs. 2008	Amount		Percentage Change 2009 vs. 2008
	2009	2008		2009	2008
	(Dollars in thousands)
Salaries and employee benefits	$3,727	$2,832	31.6%	$7,385	$6,122	20.6%
Occupancy	675	697	(3.2)%	1,356	1,379	(1.7)%
Equipment and depreciation	290	282	2.8%	556	566	(1.8)%
Data processing	223	177	26.0%	386	350	10.3%
Professional fees	876	308	184.4%	1,401	581	141.1%
Customer expense	92	134	(31.3)%	188	248	(24.2)%
FDIC insurance	926	145	538.6%	1,250	268	366.4%
Other real estate owned	232	348	(33.3)%	519	429	21.0%
Other operating expense(1)	837	771	8.6%	1,490	1,447	3.0%

Total	$7,878	$5,694	38.4%	$14,531	$11,390	27.6%

(1)	Other operating expenses primarily consist of telephone, stationery and office supplies, regulatory expenses, investor relations expenses, insurance premiums, postage and correspondent banking fees.

For the three and six months ended June 30, 2009, noninterest expenses increased by $2.2 million, or 38%, and by $3.1 million, or 28%, respectively, compared to the three and six months ended June 30, 2008. Those increases were due primarily to (i) increases in employee compensation expense of $895,000, or 32%, and $1.3 million, or 21%, respectively, in the three and six months ended June 30, 2009, due to the addition of personnel in our credit administration department and personnel for our new mortgage banking business which commenced operations in the middle of this year’s second quarter, (ii) increases of $568,000, or 184%, and $820,000, or 141%, respectively, in the three and six months ended June 30, 2009, in professional fees incurred in connection with the collection and foreclosures of non-performing loans and in the carrying costs of the properties acquired by foreclosure, and (iii) increases of $781,000, or 539%, and $982,000, or 366%, respectively, in those same three and six month periods, by the FDIC in insurance premiums imposed on all FDIC-insured banks to offset losses to the FDIC’s insurance fund as a result of the significant increase in bank failures that have occurred in the past 12 months, as compared to previous years.

Due to the combined effects of the declines in net interest income and the increases in non-interest expense, our efficiency ratios (the ratio of non-interest expense to the sum of net interest income and noninterest income) were 155% and 112% in the three and six months ended June 30, 2009, respectively, as compared to 82% and 75% for the corresponding three and six month periods of 2008.

Income Tax Provision (Benefit)

We recorded income tax benefits of $4.8 million and $5.0 million for the three and six months ended June 30, 2009, respectively, as compared to income tax benefits of $680,000 and $92,000, respectively, in the corresponding periods of 2008. Those increases in income tax benefits were due primarily to the increases in pre-tax losses incurred in the three and six months ended June 30, 2009.

Asset/Liability Management

The primary objective of asset/liability management is to reduce our exposure to interest rate fluctuations, which can affect our net interest margins and, therefore, our net interest income and net earnings. We seek to achieve this objective by matching interest rate sensitive assets and liabilities, and maintaining the maturities of and repricing these assets and liabilities in response to the changes in the interest rate environment. Generally, if rate sensitive assets exceed rate sensitive liabilities, net interest income will be positively impacted during a rising interest rate environment and negatively impacted during a declining interest rate environment. When rate sensitive liabilities exceed rate sensitive assets, net interest income generally will be positively impacted during a declining interest rate environment and negatively impacted during a rising interest rate environment. However, interest rates for different asset and liability products offered by depository institutions respond differently to changes in the interest rate environment. As a result, the relationship or “gap” between interest sensitive assets and interest sensitive liabilities is only a general indicator of interest rate sensitivity and how our net interest income might be affected by changing rates of interest.

For example, rates on certain assets or liabilities typically lag behind changes in market rates of interest. Additionally, prepayments of loans and securities available for sale, and early withdrawals of certificates of deposit, can cause the interest sensitivities to vary.

The table below sets forth information concerning our rate sensitive assets and liabilities at June 30, 2009. The assets and liabilities are classified by the earlier of maturity or repricing dates in accordance with their contractual terms. As described above, certain shortcomings are inherent in the method of analysis presented in this table.

	Three Months or Less	Over Three Through Twelve Months	Over One Year Through Five Years	Over Five Years	Non- Interest- Bearing	Total
	(Dollars in thousands)
Assets
Interest-bearing deposits in other financial institutions	$14,249	$14,499	$—	$—	$—	$28,748
Investment in unconsolidated trust subsidiaries	—	—	—	682	—	682
Securities available for sale	14,966	80,127	26,297	24,291	—	145,681
Federal Reserve Bank and Federal Home Loan Bank stock	13,603	—	—	—	—	13,603
Interest bearing deposits with financial institutions	145,012	—	—	—	—	145,012
Loans held for sale, at fair value	5,029	—	—	—	—	5,029
Loans, gross	371,580	82,136	318,584	57,933	—	830,233
Non-interest earning assets, net	—	—	—	—	37,386	37,386

Total assets	$564,439	$176,762	$344,881	$82,906	$37,386	$1,206,374

Liabilities and Shareholders Equity
Noninterest-bearing deposits	$—	$—	$—	$—	$174,153	$174,153
Interest-bearing deposits(1) (2)	365,940	324,668	67,319	—	—	757,927
Borrowings	19,241	145,000	7,000	—	—	171,241
Junior subordinated debentures	17,527	—	—	—	—	17,527
Other liabilities	—	—	—	—	7,458	7,458
Shareholders’ equity	—	—	—	—	78,068	78,068

Total liabilities and shareholders equity	$402,708	$469,668	$74,319	$—	$259,679	$1,206,374

Interest rate sensitivity gap	$161,731	$(292,906)	$270,562	$82,906	$(222,293)	$—

Cumulative interest rate sensitivity gap	$161,731	$(131,175)	$139,387	$222,293	$—	$—

Cumulative % of rate sensitive assets in maturity period	47%	61%	90%	97%	100%

Rate sensitive assets to rate sensitive liabilities and shareholders’ equity	140%	38%	464%	N/A	14%

Cumulative ratio	140%	85%	115%	123%	100%

(1)	Excludes savings accounts we maintain at the Bank totaling $5.2 million and maturing within three months of June 30, 2009.
(2)	Excludes a $250,000 certificate of deposit issued to us by the Bank, which matures within 12 months of June 30, 2009.

At June 30, 2009, our rate sensitive balance sheet was shown to be in a negative twelve-month gap position. This would imply that our net interest margin would decrease in the short–term if interest rates were to rise and would increase in the short-term if interest rates were to fall. However, as noted above, the extent to which our net interest margin will be impacted by changes in prevailing interests rates will depend on a number of factors, including how quickly rate sensitive assets and liabilities react to interest rate changes, the mix of our interest earning assets (loans versus other lower yielding interest earning assets, such as securities or federal funds sold) and the mix of our interest bearing deposits (between, for example, lower interest core deposits and higher cost time certificates of deposit) and our other interest-bearing liabilities.

Financial Condition

Assets

Our total consolidated assets increased by $42 million to $1.206 billion at June 30, 2009 from $1.164 billion at December 31, 2008, as we used increases in deposits and proceeds from sales of securities available for sale during the six months ended June 30, 2009 to fund increases in interest bearing deposits maintained at other financial institutions as of June 30, 2009.

The following table sets forth the composition of our interest-earning assets (in thousands of dollars) at:

	June 30, 2009	December 31, 2008
Interest-bearing deposits with financial institutions(1)	$145,012	$90,707
Interest-bearing time deposits with financial institutions	28,748	198
Federal Reserve Bank and Federal Home Loan Bank Stock, at cost	13,603	13,420
Securities available for sale, at fair value	145,681	160,945
Loans held for sale, at fair value	5,029	—
Loans (net of allowances of $20,442 and $15,453, respectively)	809,791	828,041

(1)	Includes interest-earning balances maintained at the Federal Reserve Bank of San Francisco.

Loans Held for Sale

We commenced a new mortgage banking business in the middle of the quarter ended June 30, 2009 to originate residential real estate mortgage loans that qualify for resale into the secondary mortgage markets. During the two months ended June 30, 2009, we originated approximately $9.0 million of conventional and FHA/VA single family mortgages and sold approximately $4.2 million of those loans in the secondary mortgage market. As a result, a total of $5.0 million of such loans were outstanding at June 30, 2009. These loans, which are classified as loans held for sale, are carried at the lower of cost or estimated fair value in the aggregate. Net unrealized losses on loans held for sale, if any, would be recognized through a valuation allowance established by a charge to income. We had no fair value hedges at June 30, 2009.

Loans

The following table sets forth, in thousands of dollars, the composition, by loan category, of our loan portfolio at June 30, 2009 and December 31, 2008, respectively:

	June 30, 2009		December 31, 2008
	Amount	Percent	Amount	Percent
Commercial loans	$292,390	35.2%	$300,945	35.7%
Commercial real estate loans—owner occupied	186,714	22.4%	174,169	20.6%
Commercial real estate loans—all other	121,130	14.6%	127,528	15.1%
Residential mortgage loans—multi- family	102,912	12.4%	100,971	12.0%
Residential mortgage loans—single-family	61,940	7.5%	65,127	7.7%
Construction loans	25,621	3.1%	32,528	3.9%
Land development loans	31,797	3.8%	33,283	3.9%
Consumer loans	8,143	1.0%	9,173	1.1%

Gross loans(1)	830,647	100.0%	843,724	100.0%

Deferred fee (income) costs, net	(414)		(230)
Allowance for loan losses	(20,442)		(15,453)

Loans, net	$809,791		$828,041

(1)	Although, as indicated by this table, the volume of loans outstanding at June 30, 2009 was lower than at December 31, 2008, the average volume of loans outstanding during the six months ended June 30, 2009 totaled $846 million, as compared to (i) $789 million for the same six months of 2008 and $745 million for the year ended December 31, 2008.

Commercial loans are loans to businesses to finance capital purchases or improvements, or to provide cash flow for operations. Commercial real estate and residential mortgage loans are loans secured by trust deeds on real property, including commercial property and single family and multi-family residences. Construction and land development loans are interim loans to finance specific construction projects. Consumer loans consist primarily of installment loans to consumers.

The following table sets forth, in thousands of dollars, the maturity distribution of our loan portfolio (excluding consumer and residential mortgage loans) at June 30, 2009:

	June 30, 2009
	One Year or Less	Over One Year through Five Years	Over Five Years	Total
Real estate and construction loans(1)
Floating rate	$30,618	$7,487	$165,928	$204,033
Fixed rate	57,133	21,680	82,416	161,229
Commercial loans
Floating rate	55,076	12,746	13,347	81,169
Fixed rate	131,532	22,036	57,653	211,221

Total	$274,359	$63,949	$319,344	$657,652

(1)	Does not include mortgage loans on single and multi-family residences and consumer loans, which totaled $164.9 million and $8.1 million, respectively, at June 30, 2009.

Allowance for Loan Losses and Nonperforming Loans

Allowance for Loan Losses. The allowance for loan losses (the “Allowance”) at June 30, 2009 was $20.4 million, which represented approximately 2.46% of the loans outstanding at June 30, 2009, as compared to $15.5 million, or 1.83%, of the loans outstanding at December 31, 2008.

We carefully monitor changing economic conditions, the loan portfolio by category, the financial condition of borrowers, the historical performance of the loan portfolio, and we follow bank regulatory guidelines in assessing the adequacy of the Allowance. We believe that the Allowance at June 30, 2009 was adequate to provide for losses inherent in the loan portfolio. However, as the volume of loans increases, additional provisions for loan losses will be required to maintain the Allowance at adequate levels. Additionally, the Allowance was established on the basis of assumptions and judgments regarding such matters as economic conditions and trends, the condition of borrowers, historical industry loan loss data and regulatory guidelines. If there are changes in those conditions or trends, as occurred during the six months ended June 30, 2009, actual loan losses could vary from the losses that were predicted on the basis of those earlier assumptions, judgments and guidelines. For example, if current economic conditions were to deteriorate further or if the hoped-for economic recovery is slow to develop, or interest rates were to increase significantly, each of which would have the effect of increasing the risk that borrowers would encounter difficulties meeting their loan payment obligations, we could incur additional loan losses and, as a result, it could become necessary to increase the Allowance by means of additional provisions for loan losses. See “—Results of Operations—Provision for Loan Losses” above.

Set forth below is a summary, in thousands of dollars, of the transactions in the allowance for loan losses for the three and six months ended June 30, 2009 and the year ended December 31, 2008:

	Three Months Ended June 30,	Six Months Ended June 30,	Year Ended December 31, 2008
Balance, beginning of period	$16,263	$15,453	$6,126
Provision for loan losses	6,593	10,043	21,685
Recoveries on loans previously charged off	77	95	80
Amounts charged off	(2,491)	(5,149)	(12,438)

Balance, end of period	$20,442	$20,442	$15,453

Non-Performing Loans. We also measure and establish reserves for loan impairments on a loan-by-loan basis using either the present value of expected future cash flows discounted at a loan’s effective interest rate, or the fair value of the collateral if the loan is collateral-dependent. We exclude smaller, homogeneous loans, such as consumer installment loans and lines of credit, from our impairment calculations. Also, loans that experience insignificant payment delays or shortfalls are generally not considered impaired. We generally cease accruing interest and, therefore, classify as nonaccrual, any loan as to which principal or interest has been in default for a period of 90 days or more, or as to which repayment in full of interest or principal is not expected.

The following table sets forth information regarding nonaccrual loans and other real estate owned which, together, comprise our nonperforming assets, and restructured loans, at June 30, 2009 and December 31, 2008:

	At June 30, 2009	At December 31, 2008
Nonaccrual loans:
Commercial loans	$24,544	$5,865
Commercial real estate	13,966	—
Residential real estate	1,439	2,478
Construction and land development	13,264	7,555
Consumer loans	17	27

Total nonaccrual loans	$53,230	$15,925

Other real estate owned (OREO):
Construction and land development	7,623	5,430
Residential-multi family	2,418	976
Residential-single family	2,225	2,408
Commercial real estate	5,194	5,194

Total other real estate owned	17,460	14,008

Total nonperforming assets	$70,690	$29,933

Restructured loans:
Accruing loans	2,058	2,606
Nonaccruing loans	9,283	4,913

Total Restructured Loans	$11,341	$7,519

Loan delinquencies of 90 days or more totaled $27.4 million at June 30, 2009; whereas, as of June 30, 2008, $10.8 million of loans were delinquent 90 days or more. Loans less than 90 days delinquent and deemed impaired were $28.3 million and $800,000, respectively, as of June 30, 2009 and June 30, 2008. At June 30, 2009, there were $55.7 million of loans deemed impaired as compared to $11.6 million at June 30, 2008. We had an average investment in impaired loans for the six months ended June 30, 2009 of $40.2 million as compared to $17.8 million for the year ended December 31, 2008. The interest that would have been earned during the six month period ended June 30, 2009, had the impaired loans remained current in accordance with their original terms, was $619,000.

Deposits

Average Balances of and Average Interest Rates Paid on Deposits.

Set forth below are the average amounts (in thousands of dollars) of, and the average rates paid on, deposits in the six months ended June 30, 2009:

	Six Months Ended June 30, 2009
	Average Balance	Average Rate
Noninterest-bearing demand deposits	$160,211	—
Interest-bearing checking accounts	25,570	0.47%
Money market and savings deposits	104,646	1.13%
Time deposits	604,135	3.79%

Averages of total deposits and rates	$894,562	2.70%

Deposit Totals. Deposits totaled $932 million at June 30, 2009 as compared to $822 million at December 31, 2008. At June 30, 2009, noninterest-bearing deposits totaled $174 million and represented 19% of total deposits, as compared to $152 million and 19% of total deposits at December 31, 2008. At June 30, 2009, certificates of deposit in denominations of $100,000 or more totaled $422 million and represented 45% of total deposits, as compared to $326 million and 40% of total deposits at December 31, 2008. Due to the deterioration of the economy and continuing uncertainties as to the ultimate severity and duration of the economic recession and credit crisis, we decided to increase the Bank’s liquidity by increasing the volume of the time certificates of deposits in the first six months of 2009, the proceeds of which were used primarily to reduce long term borrowings and to fund increases in loans and short-term interest-earning assets.

Set forth below, in thousands of dollars, is a maturity schedule of domestic time certificates of deposit outstanding at June 30, 2009:

	At June 30, 2009
	Certificates of Deposit Under $100,000	Certificates of Deposit of $100,000 or More
Maturities
Three months or less	$72,098	$165,819
Over three and through twelve months	108,162	216,506
Over twelve months	27,483	39,836

Total certificates of deposit	$207,743	$422,161

Liquidity

We actively manage our liquidity needs to ensure that sufficient funds are available to meet our needs for cash, including to fund new loans to and deposit withdrawals by our customers. We project the future sources and uses of funds and maintain liquid funds for unanticipated events. Our primary sources of cash include cash we have on deposit at other financial institutions, payments on loans, proceeds from the sale or maturity of securities, and from sales of residential mortgage loans, increases in deposits and increases in borrowings principally from the Federal Home Loan Bank. The primary uses of cash include funding new loans and making advances on existing lines of credit, purchasing investments, including securities available for sale, funding new residential mortgage loans, funding deposit withdrawals and paying operating expenses. We maintain funds in overnight federal funds and other short-term investments to provide for short-term liquidity needs. We also have obtained credit lines from the Federal Home Loan Bank and other financial institutions to meet any additional liquidity requirements.

Our liquid assets, which included cash and due from banks, federal funds sold, interest earning deposits with financial institutions and unpledged securities available for sale (excluding Federal Reserve Bank and Federal Home Loan Bank stock) totaled $234 million, which represented 19.4% of total assets, at June 30, 2009.

Cash Flow Used in Operating Activities. We used net cash flow of $6.9 million from operating activities primarily to fund the net loss of $6.6 million in the six months ended June 30, 2009.

Cash Flow Provided by Investing Activities. In the six months ended June 30, 2009, investing activities provided net cash of $9.7 million, comprised of cash from sales of securities available for sale totaling $129 million, $8 million received from maturities and interest on securities available for sale, and $5 million of net receipts from loans, substantially offset by purchases of a total of $105 million of securities available for sale and purchases of $29 million in time deposits at other financial institutions.

Cash Flow Provided by Financing Activities. Net cash flow of $47.9 million was provided by financing activities during the six months ended June 30, 2009, comprised of a net increase of $110 million in deposits and a net decrease of $63 million in borrowings.

Ratio of Loans to Deposits. The relationship between gross loans and total deposits can provide a useful measure of a bank’s liquidity. Since repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loan-to-deposit ratio the less liquid are our assets. On the other hand, since we realize greater yields on loans than we do on investments, a lower loan-to-deposit ratio can adversely affect interest income and earnings. As a result, our goal is to achieve a loan-to-deposit ratio that appropriately balances the requirements of liquidity and the need to generate a fair return on assets. At June 30, 2009 and December 31, 2008 the ratios of loans-to-deposits were 87% and 101%, respectively. The reduction in that ratio at June 30, 2009, as compared to December 31, 2008 was primarily attributable to our decision to increase our liquidity which we believed was prudent due to the continuing economic recession and credit crisis and uncertainties as to the ultimate duration of those conditions.

Off Balance Sheet Arrangements

Loan Commitments and Standby Letters of Credit. In order to meet the financing needs of our customers, in the normal course of business we make commitments to extend credit and issue standby commercial letters of credit to or for our customers. At June 30, 2009 and December 31, 2008, we were committed to fund certain loans, including letters of credit, amounting to approximately $184 million and $218 million, respectively.

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee a payment obligation of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan commitments to customers.

We believe that our cash and cash equivalent resources, together with available borrowings under our credit facilities, will be sufficient to enable us to meet any increases in demand for loans or in the utilization of outstanding loan commitments or standby letters of credit and any increase in deposit withdrawals that might occur in the foreseeable future.

Contractual Obligations

Borrowings. As a source of additional funds that we have used primarily to fund loans and to purchase other interest earning assets, and to provide us with a supplemental source of liquidity, we have obtained long and short term borrowings from the Federal Home Loan Bank (the “FHLB”). As of June 30, 2009, we had $17 million of outstanding long-term borrowings, with maturities in December 2010, and $143 million of outstanding short-term borrowings, with maturities ranging from August 2009 to June 2010 that we had obtained from the Federal Home Loan Bank. These borrowings, together with securities sold under agreements to repurchase, have a weighted-average annualized interest rate of 3.82%. By comparison, as of December 31, 2008, we had $121 million of outstanding long-term borrowings and $104 million of outstanding short-term borrowings that we had obtained from the Federal Home Loan Bank, which, together with the securities sold under agreements to repurchase, had a weighted-average annualized interest rate of 3.78%.

At June 30, 2009, U.S. agency and mortgage backed securities, U.S. Government agency securities, collateralized mortgage obligations and time deposits with an aggregate fair market value of $121 million and $203 million of residential mortgage and other real estate secured loans were pledged to secure these Federal Home Loan Bank borrowings, repurchase agreements, local agency deposits, and treasury, tax and loan accounts.

The highest amount of borrowings that were outstanding at any month-end during the six months ended June 30, 2009 consisted of $208 million of borrowings from the Federal Home Loan Bank and $13 million of overnight borrowings in the form of securities sold under repurchase agreements. During 2008, the highest amount of borrowings outstanding at any month-end consisted of $236 million of advances from the Federal Home Loan Bank and $13 million of overnight borrowings in the form of securities sold under repurchase agreements.

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

The Debentures are redeemable at our option, without premium or penalty, beginning five years after their respective original issue dates, and require quarterly interest payments. Subject to certain conditions, we have the right, at our discretion, to defer those interest payments for up to five years. However, we do not have any present plans to exercise this deferral right.

During the third quarter of 2007, using available cash, we exercised our optional redemption rights to redeem, at par, $10.3 million principal amount of the Debentures that we issued in 2002.

Set forth below is certain information regarding the terms of the Debentures that remained outstanding as of June 30, 2009:

Original Issue Dates	Principal Amount	Interest Rates	Maturity Dates
	(In thousands)
September 2002	$7,217	LIBOR plus 3.40%	September 2032
October 2004	10,310	LIBOR plus 2.00%	October 2034

Total	$17,527

Under the Federal Reserve Board rulings, the borrowings evidenced by the Debentures, which are subordinated to all of our other borrowings that are outstanding or which we may obtain in the future, are eligible (subject to certain dollar limitations) to qualify, and at June 30, 2009, all $17.5 million principal amount of those Debentures qualified, as Tier I capital for regulatory purposes. See discussion below under the subcaption “—Capital Resources-Regulatory Capital Requirements.”

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

•

provides that time deposits must be placed with federally insured financial institutions, cannot exceed the current federally insured amount in any one institution and may not have a maturity exceeding 60 months, unless that time deposit is matched to a liability instrument issued by the Bank; and

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

The following is a summary of the major components of securities available for sale and a comparison of the amortized cost, estimated fair values and gross unrealized gains and losses, in thousands of dollars, as of June 30, 2009 and December 31, 2008:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
June 30, 2009
Securities Available For Sale:
US Treasury securities	$78,288	$95	$—	$78,383
Mortgage-backed securities issued by US agencies	34,063	326	(112)	34,277
Collateralized mortgage obligations issued by US agencies	6,826	—	(48)	6,778

Total securities issued or guaranteed by US government or US agencies	119,177	421	(160)	119,438
Municipal securities	15,709	—	(1,158)	14,551
Non-agency collateralized mortgage obligations	8,588	—	(824)	7,764
Asset-backed securities	2,749	—	(1,079)	1,670
Mutual fund	2,258	—	—	2,258

Total Securities Available For Sale	$148,481	$421	$(3,221)	$145,681

December 31, 2008
Securities Available For Sale:
US agencies and mortgage-backed securities	$126,065	$1,538	$(471)	$127,132
Collateralized mortgage obligations	425	4	—	429

Total government and agencies securities	126,490	1,542	(471)	127,561
Municipal securities	22,895	90	(1,523)	21,462
Non-agency collateralized mortgage obligations	10,278	—	(1,340)	8,938
Asset backed securities	1,237	—	—	1,237
Mutual fund	1,747	—	—	1,747

Total Securities Available For Sale	$162,647	$1,632	$(3,334)	$160,945

At June 30, 2009, U.S. agencies and mortgage backed securities, U.S. Government agency securities, collateralized mortgage obligations and time deposits with an aggregate fair market value of $121 million were pledged to secure Federal Home Loan Bank borrowings, repurchase agreements, local agency deposits, to secure lines of credit at our correspondent banks and treasury, tax and loan accounts.

The amortized cost and estimated fair value, at June 30, 2009, of securities available for sale are shown, in thousands of dollars, in the following table, by contractual maturities and historical prepayments based on the prior three months of principal payments. Expected maturities will differ from contractual maturities and historical prepayments, particularly with respect to collateralized mortgage obligations, because borrowers may react to interest rate market conditions differently than the historical prepayment rates.

	June 30, 2009 Maturing in
	One year or less		Over one year through five years		Over five years through ten years		Over ten years		Total
	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield
	(Dollars in thousands)
Securities available for sale:
US Treasury securities	$78,288	0.48%	$—	—	$—	—	$—	—	$78,288	0.48%
US agency/mortgage- backed securities	3,794	4.19%	9,073	4.09%	6,462	4.29%	14,734	4.52%	34,063	4.33%
Agency collateralized mortgage obligations	—	—	—	—	—	—	6,826	4.72%	6,826	4.72%
Non-agency collateralized mortgage obligations	1,581	4.72%	5,242	4.46%	1,765	4.38%	—	—	8,588	4.49%
Municipal securities	—	—	—	—	1,349	4.10%	14,360	4.27%	15,709	4.26%
Asset backed securities	—	—	—	—	—	—	2,749	4.97%	2,749	4.97%
Mutual funds	—	—	2,258	4.00%	—	—	—	—	2,258	4.00%

Total Securities Available for sale	$83,663	0.73%	$16,573	4.20%	$9,576	4.28%	$38,669	4.50%	$148,481	2.25%

The table below shows, as of June 30, 2009, the gross unrealized losses and fair values (in thousands of dollars) of our investments, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	Securities With Unrealized Loss as of June 30, 2009
	Less than 12 months		12 months or more		Total
(Dollars In thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
US agency mortgage backed securities	$3,419	$(25)	$7,986	$(87)	$11,405	$(112)
Agency collateralized mortgage obligations	6,778	(48)	—	—	6,778	(48)
Non agency collateralized mortgage obligations	2,959	(33)	4,805	(791)	7,764	(824)
Asset backed securities	—	—	1,670	(1,079)	1,670	(1,079)
Municipal securities	7,337	(315)	7,214	(843)	14,551	(1,158)

Total temporarily impaired securities	$20,493	$(421)	$21,675	$(2,800)	$42,168	$(3,221)

We regularly monitor investments for significant declines in fair value. In our judgment, the declines in the fair values of these investments below their amortized costs, as set forth in the table above, are temporary, based on the following factors: (i) those declines are due to interest rate changes and not due to a deterioration in the creditworthiness of the issuers of those investment securities, and (ii) we have the ability to hold those securities until there is a recovery in their values or until their maturity.

Capital Resources

Capital Regulatory Requirements Applicable to Banking Institutions. Under federal banking regulations that apply to all United States based bank holding companies and federally insured banks, the Company (on a consolidated basis) and the Bank (on a stand-alone basis) must meet specific capital adequacy requirements that, for the most part, involve quantitative measures, primarily in terms of the ratios of their capital to their assets, and liabilities and certain off-balance sheet items calculated under regulatory accounting practices. Under those regulations, based primarily on those quantitative measures each bank holding company must meet a minimum capital ratio and each federally insured bank is determined by its primary federal bank regulatory agency to come within one of the following categories.

•	well capitalized

•	adequately capitalized

•	undercapitalized

•	significantly undercapitalized; or

•	critically undercapitalized

Certain qualitative assessments also are made by a banking institution’s primary federal regulatory agency that could lead the agency to determine that a banking institution should be assigned to a lower capital category than the one indicated by the quantitative measures used to assess the institution’s capital adequacy. At each successive lower capital category, a banking institution is subject to greater operating restrictions and increased regulatory supervision by its federal bank regulatory agency.

The following table sets forth the capital and capital ratios of the Company (on a consolidated basis) and the Bank (on a stand-alone basis) at June 30, 2009, as compared to the respective minimum regulatory requirements applicable to them.

			Applicable Federal Regulatory Requirement
	Actual		Capital Adequacy Purposes		To be Categorized Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total Capital to Risk Weighted Assets:
Company	$106,107	11.8%	$72,103	At least 8.0%	N/A	N/A
Bank	101,686	11.3%	71,961	At least 8.0%	$89,951	At least 10.0%
Tier 1 Capital to Risk Weighted Assets:
Company	$94,724	10.5%	$36,052	At least 4.0%	N/A	N/A
Bank	90,325	10.0%	35,981	At least 4.0%	$53,971	At least 6.0%
Tier 1 Capital to Average Assets:
Company	$94,724	7.8%	$48,816	At least 4.0%	N/A	N/A
Bank	90,325	7.4%	48,499	At least 4.0%	$60,624	At least 5.0%

At June 30, 2009 the Bank (on a stand-alone basis) continued to qualify as a well-capitalized institution, and the Company continued to exceed the minimum required capital ratios, under the capital adequacy guidelines described above. During the six months ended June 30, 2009, the Company made a $15.0 million capital contribution to the Bank to offset declines in the Bank’s capital due to the losses incurred during that period and to better enable the Bank to absorb any additional loan losses that could occur as a result of economic and financial crisis in the United States and, at the same time, maintain its capital ratios above those required to qualify as a well capitalized banking institution for regulatory purposes.

The consolidated total capital and Tier 1 capital of the Company, at June 30, 2009, include an aggregate of $17.5 million principal amount of Junior Subordinated Debentures that we issued in 2002 and 2004 in connection with the sale of trust preferred securities. We contributed $17.5 million of the net proceeds from the sale of the trust preferred securities to the Bank through the year ended December 31, 2008, thereby providing it with additional cash to fund the growth of its banking operations and, at the same time, to increase its total capital and Tier 1 capital.

Dividend Policy. It continues to be the policy of the Board to retain earnings to support future growth and, at the present time, there are no plans to declare any cash dividends and it is unlikely that any dividends will be declared at least until economic conditions improve, we see a reduction in non-performing assets and the Company returns to profitability. Thereafter, the Board of Directors may consider the advisability of paying cash dividends. Any such decision will be based on a number of factors, including the Company’s recent and then expected future financial performance, its available cash and capital resources and any competing needs for capital or cash that the Company or the Bank may have.

Share Repurchase Programs. In June 2005 and again in October 2008, our Board of Directors approved share repurchase programs because the Board had concluded that, at their then prevailing market prices, the Company’s shares represented an attractive investment opportunity that made share repurchases a good use of Company funds.

Those programs provided that any share purchases would be made in the open market or in private transactions, in accordance with applicable Securities and Exchange Commission rules, when opportunities became available to purchase shares at prices believed to be attractive. The Company is under no obligation to repurchase any shares under either of these programs and the timing, actual number and value of shares that are repurchased by the Company under these programs will depend on a number of factors, including the Company’s recent and future financial performance and available cash resources, competing uses for its corporate funds, prevailing market prices of its common stock and the number of shares that become available for sale at prices that the Company believes are attractive, as well as any regulatory requirements applicable to the Company.

These share repurchase programs do not have expiration dates. However, the Company may elect (i) to suspend share repurchases at any time or from time to time, or (ii) to terminate the programs prior to the repurchase of all of the shares authorized for repurchase under these programs. Between June 2005 and December 2008, the Company repurchased a total of 148,978 of its shares. No shares have been repurchased since December 2008 and there is no assurance that any additional shares will be repurchased under these programs.

Since share repurchases have the effect of reducing capital, we do not expect to make any significant share repurchases at least until economic and financial conditions improve, we see a reduction in nonperforming assets and the Company returns to profitability.

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

The United States is currently experiencing a severe economic recession and unprecedented credit crisis that have adversely affected the banking and financial services industry and have created substantial uncertainties and risks for our business and future financial performance

Due to the continuing economic recession, the increases in unemployment and the on-going credit crisis, like many other banks, we have experienced increases in loan delinquencies and nonperforming loans, not only in our real estate, but also in our commercial, loan portfolios that resulted in significant increases in loan losses in 2008 and additional loan losses during the first six months of 2009. Those loan losses, coupled with the prospect that economic and market conditions will not improve significantly, if at all, at least until sometime in 2010, led us (and many other banks) to significantly increase our loan loss reserves by charges to income that caused us to incur a net loss of $12.0 million, or $1.14 per diluted share, in 2008 and $6.7 million, or $0.64 per diluted share, in the six months ended June 30, 2009. Moreover, there is no assurance that these adverse economic and market conditions will not cause us to incur additional losses during the balance of 2009.

As a result of these conditions, we face a number of risks that could adversely affect our operating results and financial condition in the future, including the following:

•

If economic and market conditions do not improve during the remainder of 2009, we could incur additional loan losses, and experience an increase in foreclosures of real properties collateralizing loans that we have made, which would require us to set aside additional reserves for such additional loan losses and possible declines in the value of or the costs of maintaining those properties, and as a result of which we could incur additional operating losses during the remainder of 2009.

•

Due to the uncertainties about the duration of the economic recession and the on-going credit crisis, there is an increased risk that the judgments that we make in estimating future loan losses that may be inherent in our loan portfolio and in establishing loan loss reserves will prove to be incorrect, in which case we would have to set aside additional reserves for loan losses and declines in the market value of OREO, which would adversely affect our future results of operation.

•

Possible further declines in economic activity in the United States, generally, and in our markets, in particular, due to lack of business and consumer spending and increased unemployment could (i) result in reductions in loan demand and a further tightening of credit that would lead to reductions in our interest income, net interest income and margins, or (ii) lead customers to withdraw funds from their deposit accounts with us to meet their operating or living expenses, which could reduce our liquidity and, therefore, require us to rely more heavily on higher-cost certificates of deposit and borrowings to fund our operations and other cash requirements. As a result, in such event our net interest income and net interest margin and, therefore, our operating results would be adversely affected.

•

In response to the causes of the credit and foreclosure crises and the economic recession, the federal government is likely to increase its regulation of and impose new restrictions on banks and other financial institutions, which could increase our costs of doing business and limit our ability to pursue business and growth opportunities.

•

We, as well as all other federally insured banks, have had to pay increased FDIC insurance premiums to increase the FDIC’s insurance fund, which has been reduced by bank failures that have increased as a result of the credit crisis and economic recession. There is no assurance that the FDIC will not further increase such premiums which would increase our noninterest expense and, as a result, hurt our operating results.

•

If we experience increased losses during the remainder of 2009 due to these economic and market conditions, our regulatory capital and capital ratios could be reduced, requiring us to seek additional capital through sales of equity securities. If economic and market conditions do not improve, there is no assurance that we will succeed in raising additional equity capital, if needed, and any sales of equity securities that we might make could be dilutive of the financial and equity interests of our existing shareholders. If it becomes necessary, but we are unable to raise additional capital, we could be forced to sell some of our assets in order to prevent a decline in our capital ratios. However, there is no assurance that we would succeed in selling assets and we could incur losses on those asset sales. Moreover, an inability to raise additional capital, if necessary, could lead to the imposition, by bank regulatory agencies, of restrictions on our business that would prevent us from growing and hurt our financial results.

•

It had been our plan to grow our banking franchise through the opening of additional financial centers or the acquisition of other banks. Due to prevailing economic and market conditions and the need to preserve capital and reduce our losses, it will be necessary for us to delay such growth at least until economic and market conditions have significantly improved and the Company has returned to profitability.

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

We could incur losses on the loans we make

The failure or inability of borrowers to repay their loans is an inherent risk in the banking business. We take a number of measures designed to reduce this risk, including the maintenance of stringent loan underwriting policies and the establishment of reserves for possible loan losses and the requirement that borrowers provide collateral that we could sell in the event they fail to pay their loans. However, the ability of borrowers to repay their loans, the adequacy of our reserves and our ability to sell collateral for amounts sufficient to offset loan losses are affected by a number of factors outside of our control, such as adverse changes in economic conditions, increases in market rates of interest and changes in the condition or value of the collateral securing our loans. As a result, we could incur losses on the loans we make that will hurt our operating results and weaken our financial condition.

As our recent financial results have demonstrated, the economic recession and credit crisis have significantly increased the risk that borrowers will be unable to repay their loans and that we will be unable to sell properties that we acquire on foreclosure for amounts sufficient to offset loan losses. We could experience additional loan losses at least until economic conditions improve. However, it is not possible to predict when an economic recovery will occur. As a result, we may have to take additional loan charge-offs and increase the provisions we make for loan losses in the future, which could cause us to incur additional losses and have a material adverse effect on our operating results, financial condition and capital.

Liquidity risk could impair our ability to fund operations and jeopardize our financial condition

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a material adverse effect on our liquidity. Our access to funding sources in amounts adequate to finance our lending and other activities could be impaired by factors that affect us specifically or the financial services industry in general, including a decrease in the level of business activity due to the economic downturn or the imposition of regulatory restrictions on our operations. Our ability to acquire deposits or borrow, or raise additional equity capital, could also be impaired by factors that are not specific to us, such as a continued severe disruption of the financial markets or negative views and expectations about the prospects for the financial services industry as a whole, particularly if the recent turmoil faced by banking organizations in the domestic and worldwide credit markets worsens. Moreover, in that event, our costs of funds would increase, adversely affecting our net interest income and results of operations.

We face intense competition from other banks and financial institutions that could hurt our business

We conduct our business operations in Southern California, where the banking business is highly competitive and is dominated by a relatively small number of large multi-state, as well as large in-state, banks with operations and offices covering wide geographic areas. We also compete with other financial service businesses, mutual fund companies, and securities brokerage and investment banking firms that offer competitive banking and financial products and services as well as products and services that we do not offer. The larger banks, and some of those other financial institutions, have greater resources that enable them to conduct extensive advertising campaigns and to shift resources to regions or activities of greater potential profitability. Some of these banks and other financial institutions also have substantially more capital and higher lending limits that enable them to attract larger clients, and offer financial products and services that we are unable to offer, particularly with respect to attracting loans and deposits. Increased competition may prevent us from (i) achieving increases, or could even result in decreases, in our loan volume or deposit balances, or (ii) increasing interest rates on loans or reducing interest rates we pay to attract or retain deposits, either or both of which could cause a decline in our interest income or an increase in our interest expense, that could lead to reductions in our net interest income and earnings.

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

Expansion of our banking franchise and our new residential mortgage lending business may not be successful and could adversely affect our future operating results

We have grown substantially in the past nine years by (i) opening new financial centers in population centers, and (ii) adding banking professionals at our existing financial centers, with the objective of attracting additional customers including, in particular, small to medium size businesses, that would add to our profitability.

Additionally, during the second quarter of 2009 we commenced a mortgage lending business, pursuant to which we have begun originating and purchasing FHA approved residential real estate mortgage loans that qualify for resale into the secondary mortgage market. The decision to commence that business is based on our belief that, beginning in 2009, there will be a substantial increase in the demand for conventional residential mortgage loans due to (i) the significant declines that have occurred in housing prices, particularly in Southern California, (ii) the decreases in prevailing interest rates, and (iii) the new federal income tax credit that will be available to first-time home buyers until December 2009. These conditions, we believe, make home ownership more affordable for consumers with good credit histories who had previously been shut out of the residential real estate market primarily by the high prices of homes and increasing interest rates prior to mid-2008.

However, our growth strategy and the commencement of our new mortgage lending business pose a number of potentially significant risks that could adversely affect our business and future financial performance. Those risks include, among others: the strain that growth and the commencement of the new mortgage lending business will put on our cash and management resources; the risk that management’s time and efforts will be diverted from our existing banking business, which could hurt our operating results; the risk that expansion of our banking franchise and our new mortgage lending business will not generate revenues in amounts sufficient to enable us to recover the substantial expenditures we will have to make if we decided to establish new banking offices or to add banking professionals and experienced mortgage loan officers and administrators; the risk that our belief that the demand for residential mortgage loans will grow substantially, which is the primary basis for our decision to commence a residential mortgage lending business, will prove not to have been correct; and the risk that we will be unable to sell the mortgage loans we originate into the secondary mortgage market for amounts sufficient to cover the costs of that business if, for example, the interest rates prove to be volatile or the economic recession or ongoing credit crisis adversely affects the flow of funds into the secondary mortgage market. Accordingly, there is no assurance that the implementation of our growth strategy or our entry into the residential mortgage lending business will not hurt our earnings or cause us to incur losses in the future.

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

We are exposed to risk of environmental liabilities with respect to properties to which we take title

Due to the current economic recession, the resulting financial difficulties encountered by many borrowers and the declines in the market values and in the demand for real properties, during 2008 and continuing into 2009 we have had to initiate foreclosure proceedings with respect to and take title to an greater number of real properties that had collateralized loans which had become nonperforming. Moreover, if the economic recession worsens, or even if any economic recovery is slow to develop, we may have to foreclose and take title to additional real properties during the remainder of 2009. As a result, we could become subject to environmental liabilities and incur costs, which could be substantial, with respect to these properties for property damage, personal injury, investigation and clean-up costs incurred in connection with environmental contamination at such properties. In addition, if we are the owner or former owner of a contaminated site, we may be subject to common law claims by third parties seeking damages and costs resulting from environmental contamination emanating from the site. If we become subject to significant environmental liabilities or costs, our business, financial condition, results of operations and prospects could be adversely affected.

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

Other Risks

Other risks that could affect our future financial performance are described in Item 1A, entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, or in Item 1A of Part II of this Report, also entitled “Risk Factors.” Accordingly, readers of this Report are urged to review those risks as well.

Due to these and other possible uncertainties and risks, readers are cautioned not to place undue reliance on the forward looking statements, which speak only as of the date of this Report. We also disclaim any obligation to update forward-looking statements contained in this Report or in our Annual Report on Form 10-K, except as may be required by applicable laws or Nasdaq rules.

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

As required by SEC rules, our management evaluated the effectiveness, as of June 30, 2009, of the Company’s disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Financial Officer participated in that evaluation. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2009 the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules of the Securities and Exchange Commission and that such information is accumulated and communicated to management, including our Chief Executive and Chief Financial Officers, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2009 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors that were disclosed under the caption “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (the “2008 10-K”), except as follows:

Regulatory Actions. The following is a supplement to the risk factor in our 2008 10-K entitled “Government regulations may impair our operations, restrict our growth or increase our operating costs”.

In July 2009, the Company and the Bank entered into an informal supervisory agreement (commonly referred to as a “memorandum of understanding” or an “MOU”) with the Federal Reserve Bank of San Francisco (the “Reserve Bank”) and the California Department of Financial Institutions (the “DFI”). An MOU is characterized by bank regulatory agencies as an informal action that is neither published nor made publicly available by the agencies and is used when circumstances warrant a milder form of action than a formal supervisory action, such as a cease and desist order. The stated objective of the MOU is to enable the Company and the Bank to maintain their financial soundness in what has been and continues to be very difficult economic and market environment. The MOU is intended to achieve that objective by requiring us to take actions to address certain issues, identified in an examination of the Company and the Bank conducted jointly by the Reserve Bank and the DFI as of December 31, 2008, which have arisen primarily as a result of the economic recession and credit crisis. Those actions, some of which are required of the Bank and others of which are required of the Company, fall into two basic categories: (i) actions designed to reduce the Bank’s non-performing loans and other real estate owned, which relate to, among other things, Board oversight procedures, credit risk management, loan policies, real property appraisal procedures, and policies and procedures relating to the allowance for loan losses, and (ii) actions designed to maintain capital and return the Company to profitability, including, among others, strategic planning and budgeting, capital and profit planning, and a requirement that the Company obtain prior regulatory approvals before taking actions that could reduce its capital or adversely affect its capital ratios, such as the payment of dividends or distributions by the Company or the Bank, repurchases of shares and issuances of additional trust preferred securities by the Company or the incurrence or renewal of or increases in indebtedness of the Company.

We are committed to taking these actions and resolving the issues raised in the MOU on a timely basis. Since completion of the December 31, 2008 regulatory examination, we have already taken actions to resolve or make progress on several of those issues and both the Company and the Bank continue to be well-capitalized institutions. However, if we were to fail to comply with the terms of the MOU, or the Reserve Bank or DFI believe that further regulatory action against us is necessary, we may be subject to further requirements to take corrective action, face further regulation and intervention and additional constraints on our business operations, any of which could have a material adverse effect on our results of operations, financial condition and business.

Additional Risks Posed by the Economic Recession and Credit Crisis. The 2008 10-K contained a number of risk factors that discuss the impact of and the risks posed by the economic recession and credit crisis for our business and future results of operations. Included above, in Item 2 of Part I of this Report under the caption “Factors That Can Affect Our Future Financial Performance”, are a number of those same risk factors, which have been updated to make reference to and take account of (i) the increases in nonperforming loans and loan losses and OREO, and the increase in the net loss we incurred in the six months ended June 30, 2009 and (ii) the prospect that economic and market conditions will not improve markedly until at least 2010, as a result of which there are increased risks that we will incur additional loan losses and net losses during the balance of 2009. Those risk factors contained above in this Report update the corresponding risk factors contained in our 2008 10-K.

Risks of New Residential Mortgage Lending Business. During the quarter ended June 30, 2009, we commenced a new residential mortgage lending business. This Report includes a section, in Item 2 of Part I above, entitled “Risks That Could Affect Our Future Financial Performance” which, among other things, discusses risks posed by the new mortgage lending business to our future operating results, in a risk factor entitled “Expansion of our banking franchise and our new residential mortgage lending business may not be successful and could adversely affect our future operating results”. That risk factor also represents an update of the risk factor in our 2008 10-K entitled “Expansion of our banking franchise might not achieve expected growth or increases in profitability and may adversely affect our operating results”.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of the Company was held on May 19, 2009. At that Meeting, the shareholders elected the Directors of the Company for a term of one year, ending at the next Annual Meeting of Shareholders to be held in May 2010.

(1) Directors Elected at the Annual Meeting. Set forth below is the name of each person who was nominated and elected, at the Annual Meeting, to serve as a director of the Company for the ensuing year and the respective numbers of votes cast for their election and the respective numbers of votes withheld. As the election was uncontested, there were no broker non-votes.

	Votes Cast
	For	Withheld
Raymond E. Dellerba	7,404,193	2,022,696
George H. Wells	8,653,474	773,415
Warren T. Finley	8,646,455	780,434
Matthew F. Schafnitz	7,738,489	1,685,400
John Thomas, M.D.	8,511,347	915,542
Gary M. Williams	8,644,805	782,084

ITEM 6.	EXHIBITS

The following documents are filed as Exhibits to the Quarterly Report on Form 10-Q:

Exhibit No.	Description of Exhibit
Exhibit 31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC MERCANTILE BANCORP

Date: August 7, 2009	By:	/s/ NANCY A. GRAY
Nancy A. Gray, Chief Financial Officer

S-1

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
Exhibit 31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

E-1