Form 10-Q
period 2009-09-30
PACIFIC MERCANTILE BANCORP
filed 2009-11-09
CIK 1109546

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

10,434,665 shares of Common Stock as of November 6, 2009

PACIFIC MERCANTILE BANCORP

QUARTERLY REPORT ON FORM 10Q

FOR

THE QUARTER ENDED SEPTEMBER 30, 2009

		Page No.
Part I. Financial Information

Item 1.	Financial Statements (unaudited)	1

	Consolidated Statements of Financial Condition at September 30, 2009 and December 31, 2008	1

	Consolidated Statements of Operations for the Three and Nine Months ended September 30, 2009 and 2008	2

	Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine Months ended September 30, 2009 and 2008	3

	Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2009 and 2008	4

	Consolidated Statements of Shareholders’ Equity for the Nine Months ended September 30, 2009	6

	Notes to Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Market Risk	41

Item 4.	Controls and Procedures	41

Part II. Other Information

Item 1	Legal Proceedings	42

Item 1A.	Risk Factors	42

Item 6.	Exhibits	43

Signatures		S–1

Exhibit Index		E–1

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

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands)

(Unaudited)

	September 30, 2009	December 31, 2008
ASSETS
Cash and due from banks	$11,051	$16,426
Interest bearing deposits with financial institutions	79,995	90,707

Cash and cash equivalents	91,046	107,133
Interest-bearing time deposits with financial institutions	16,800	198
Federal Reserve Bank and Federal Home Loan Bank Stock, at cost	13,603	13,420
Securities available for sale, at fair value	116,483	160,945
Loans held for sale, at lower of cost or market	10,598	—
Loans (net of allowances of $17,180 and $15,453, respectively)	817,652	828,041
Investment in unconsolidated subsidiaries	682	682
Other real estate owned	13,992	14,008
Accrued interest receivable	4,050	3,834
Premises and equipment, net	1,330	1,140
Other assets	24,297	34,658

Total assets	$1,110,533	$1,164,059

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Noninterest-bearing	$179,270	$152,462
Interest-bearing	678,268	669,224

Total deposits	857,538	821,686
Borrowings	152,000	233,758
Accrued interest payable	1,629	2,850
Other liabilities	5,461	4,006
Junior subordinated debentures	17,527	17,527

Total liabilities	1,034,155	1,079,827

Commitments and Contingencies (Note 2)

Shareholders’ equity:
Preferred stock, no par value, 2,000,000 shares authorized, none issued	—	—
Common stock, no par value, 20,000,000 shares authorized, 10,434,665 shares issued and outstanding at September 30, 2009 and December 31, 2008	72,844	72,592
Retained earnings	5,116	12,831
Accumulated other comprehensive loss	(1,582)	(1,191)

Total shareholders’ equity	76,378	84,232

Total liabilities and shareholders’ equity	$1,110,533	$1,164,059

The accompanying notes are an integral part of these consolidated financial statements.

Part I. Item 1. (continued)

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except for per share data)

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008
Interest income:
Loans, including fees	$11,936	$12,456	$35,529	$37,582
Federal funds sold	—	177	—	796
Securities available for sale and stock	814	2,595	2,912	7,877
Interest-bearing deposits with financial institutions	129	2	373	7

Total interest income	12,879	15,230	38,814	46,262
Interest expense:
Deposits	5,701	5,508	17,699	17,459
Borrowings	1,794	2,738	5,922	8,420

Total interest expense	7,495	8,246	23,621	25,879

Net interest income	5,384	6,984	15,193	20,383

Provision for loan losses	470	1,625	10,513	5,441

Net interest income after provision for loan losses	4,914	5,359	4,680	14,942

Noninterest income
Total other-than-temporary impairment of securities	(787)	—	(787)	—
Portion of losses recognized in other comprehensive loss	(704)	—	(704)	—

Net impairment loss recognized in earnings	(83)	—	(83)	—

Service fees on deposits and other banking services	352	326	1,101	823
Mortgage banking (including net gains on sales of loans held for sale)	540	—	607	—
Net gain on sale of securities available for sale	446	127	2,334	1,259
Net gain (loss) on sale of other real estate owned	(147)	—	(145)	(40)
Other	367	251	776	547

Total noninterest income	1,475	704	4,590	2,589

Noninterest expense
Salaries and employee benefits	4,194	3,226	11,580	9,348
Occupancy	682	685	2,038	2,064
Equipment and furniture	313	252	868	818
Data processing	276	161	662	511
Professional fees	1,338	249	2,740	831
Customer expense	92	121	281	369
FDIC expense	683	166	1,933	478
Other real estate owned	1,170	65	1,689	494
Other operating expense	764	641	2,252	2,042

Total noninterest expense	9,512	5,566	24,043	16,955

Income (loss) before income taxes	(3,123)	497	(14,773)	576
Income tax provision (benefit)	(1,211)	143	(6,180)	51

Net income (loss)	$(1,912)	$354	$(8,593)	$525

Earnings (loss) per share
Basic	$(0.18)	$0.03	$(0.82)	$0.05
Diluted	$(0.18)	$0.03	$(0.82)	$0.05
Dividends paid per share	—	—	—	$0.10
Weighted average number of shares:
Basic	10,434,665	10,475,471	10,434,665	10,481,558
Diluted	10,434,665	10,479,280	10,434,665	10,595,249

The accompanying notes are an integral part of these consolidated financial statements.

Part I. Item 1. (continued)

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income (loss)	$(1,912)	$354	$(8,593)	$525
Other comprehensive loss, net of tax:
Change in unrealized gain (loss) on securities available for sale, net of tax effect	140	176	(506)	(2,649)
Change in net unrealized gain and prior service benefit on supplemental executive retirement plan, net of tax effect	7	12	115	35

Total comprehensive (loss)	$(1,765)	$542	$(8,984)	$(2,089)

The accompanying notes are an integral part of these consolidated financial statements.

Part I. Item 1. (continued)

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Nine Months Ended September 30,
	2009	2008
Cash Flows From Operating Activities:
Net income (loss)	$(8,593)	$525
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	359	486
Provision for loan losses	10,513	5,441
Net amortization of premium on securities	1,104	213
Net gains on sales of securities available for sale	(2,334)	(1,259)
Mark to market loss adjustment of equity securities	—	25
Net gains on sales of mortgage loans held for sale	(311)	—
Proceeds from sales of mortgage loans held for sale	28,874	—
Originations and purchases of mortgage loans held for sale	(39,058)	—
Mark to market (gain) adjustment of loans held for sale	(166)	—
Increase in current taxes receivable	(2,662)	—
Net amortization of deferred fees and unearned income on loans	(141)	—
Net loss on sales of other real estate owned	145	40
Write down of other real estate owned	1,309	260
Stock-based compensation expense	252	466
Other than temporary impairment of securities	83	—
Changes in operating assets and liabilities:
Net (increase) decrease in accrued interest receivable	(216)	364
Net (increase) decrease in other assets and capitalized costs on other real estate owned	(1,460)	673
Net increase in deferred taxes	(4,763)	(2,693)
Net decrease in accrued interest payable	(1,221)	(706)
Net increase in other liabilities	1,650	267

Net cash (used in) provided by operating activities	(16,636)	4,102
Cash Flows From Investing Activities:
Net increase in interest-bearing deposits with financial institutions	(16,602)	—
Maturities of and principal payments received for securities available for sale and other stock	12,037	30,595
Purchase of securities available for sale and other stock	(136,596)	(118,453)
Proceeds from sale of securities available for sale and other stock	187,681	101,838
Proceeds from sales of other real estate owned	3,160	943
Net increase in loans	(2,676)	(70,897)
Purchases of premises and equipment	(549)	(48)

Net cash provided by (used in) in investing activities	46,455	(56,022)
Cash Flows From Financing Activities:
Net increase in deposits	35,852	44,035
Dividends paid	—	(1,049)
Net cash paid for share buyback	—	(353)
Net (decrease) increase in borrowings	(81,758)	39,901

Net cash (used in) provided by financing activities	(45,906)	82,534

Net (decrease) increase in cash and cash equivalents	(16,087)	30,614
Cash and Cash Equivalents, beginning of period	107,133	53,732

Cash and Cash Equivalents, end of period	$91,046	$84,346

The accompanying notes are an integral part of these consolidated financial statements.

Part I. Item 1. (continued)

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Nine Months Ended September 30,
	2009	2008
Supplementary Cash Flow Information:
Cash paid for interest on deposits and other borrowings	$24,698	$26,584

Cash paid for income taxes	$—	$1,520

Non-Cash Investing Activities:
Net decrease in net unrealized losses and prior year service cost on supplemental employee retirement plan, net of tax	$115	$35

Net increase in net unrealized gains (losses) on securities held for sale, net of income tax	$(506)	$(2,649)

Transfer into other real estate owned	$2,756	$6,775

Securities purchased and not settled	$—	$9,877

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Shares and dollars in thousands)

For The Nine Months Ended September 30, 2009

	Common stock and paid-in capital		Retained earnings	Accumulated other comprehensive income (loss)	Total
	Number of shares	Amount
Balance at December 31, 2008	10,435	$72,592	$12,831	$(1,191)	$84,232
Cumulative effect of adoption of accounting principle(1)	—	—	878	(878)	—
Stock based compensation expense	—	252	—	—	252
Net loss	—	—	(8,593)	—	(8,593)
Change in unrealized gain on securities held for sale, net of tax	—	—	—	372	372
Change in unrealized expense on supplemental executive retirement plan, net of taxes	—	—	—	115	115

Balance at September 30, 2009	10,435	$72,844	$5,116	$(1,582)	$76,378

(1)	Impact on prior period of adopting ASC 320-10, Recognition and Presentation of Other-Than-Temporary-Impairments.

The accompanying notes are an integral part of this consolidated financial statement.

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

Our consolidated financial position at September 30, 2009, and the consolidated results of operations for the three and nine month periods ended September 30, 2009, are not necessarily indicative of what our financial position will be as of December 31, 2009, or of the results of our operations that may be expected for the full year ending December 31, 2009.

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

Recent Accounting Pronouncements

In September, 2009, the Financial Accounting Standards Board (“FASB”) issued an update to Accounting Standard Codification 105-10, “Generally Accepted Accounting Principles”. This standard establishes the FASB Accounting Standard Codification (“Codification”or “ASC”) as the source of authoritative U.S. Generally Accepted Accounting Principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC companies. The Codification supersedes all then-existing non-SEC accounting and reporting standards. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles, which became effective on November 13, 2008, identified the sources of accounting principles and the framework for selecting the principles used in preparing the financial statements in conformity with GAAP. Statement 162 arranged these sources of GAAP in a hierarchy for users to apply accordingly. The Codification, and all of its content, will carry the same level of authority, effectively superseding Statement 162. In other words, the GAAP hierarchy is modified to include only two levels of GAAP: authoritative and non-authoritative. As a result, this Statement replaces Statement 162 to indicate this change to the GAAP hierarchy.

In April, 2009, the FASB issued an update to ASC 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”), which relates to the manner in which fair values are to be determined when there is no active market or where the price inputs being used represent distressed sales. It reaffirms the objective of fair value measurement—to reflect how much an asset would be sold for in an orderly transaction under current market conditions, as opposed to a distressed or forced transaction, at the date of the financial statements. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and to determine fair values when markets have become inactive. We adopted this guidance effective as of April 1, 2009. However, it has not had a material effect on our consolidated financial statements.

In April, 2009, the FASB issued ASC 825-10 (“ASC 825-10”), Interim Disclosures about Fair Value of Financial Instruments, which enhances consistency in financial reporting by increasing the frequency of fair value disclosures. ASC 825-10 relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet of companies at fair value. Prior to issuing these statements, fair values for these assets and liabilities were only disclosed once a year. These statements now require disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. We adopted these statements April 1, 2009 with no material effect on our consolidated financial statements.

In April, 2009, the FASB issued ASC 320-10 (“ASC 320-10”), Recognition and Presentation of Other-Than-Temporary Impairments, which provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. ASC 320-10 provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. The measure of impairment in comprehensive income remains fair value. These statements also require increased and more timely disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. We adopted these statements April 1, 2009 with no material effect on our consolidated financial statements.

In May, 2009, the FASB issued ASC 855-10 (“ASC 855-10”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth; 1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.-)

2. Significant Accounting Policies, Recent Accounting Pronouncements, Commitments and Contingencies (Cont.-)

disclosure in the financial statements, 2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, 3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This Statement is effective for interim or annual financial periods ending after September 15, 2009. In connection with preparing the accompanying unaudited interim consolidated financial statements as of and for the quarter and nine-month period ended September 30, 2009, management evaluated subsequent events through November 9, 2009, which is the date that such financial statements were issued (filed with the Securities and Exchange Commission).

Commitments and Contingencies

Commitments

To meet the financing needs of our customers in the normal course of business, we are a party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements. At September 30, 2009, loan commitments and letters of credit totaled $204 million and $12 million, respectively. The contractual amount of a credit-related financial instrument such as a commitment to extend credit, a credit-card arrangement or a letter of credit represents the amounts of potential accounting loss should the commitment be fully drawn upon, the customer were to default, and the value of any existing collateral securing the customer’s payment obligation become worthless.

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

Legal Proceedings

James Laliberte, et al. vs. Pacific Mercantile Bank, filed in May 2003 in the California Superior Court for the County of Orange (Case No. 030007092). This lawsuit was initially filed as an individual action by two plaintiffs for alleged violations by the Bank of the Federal Truth in Lending Act (the “TILA”). The two plaintiffs subsequently amended their complaint on three occasions, between November 2003 and May 2005, seeking to convert their individual action into a class action suit and adding additional allegations and seeking rescission of all loans made to the members of the class and damages based on allegations of fraud in the inducement of certain loans, unfair business practices and violations of TILA. In each case, the Bank filed demurs in which the Bank asserted that the plaintiffs had failed to establish a legal basis for any recovery and in each case the trial court sustained the Bank’s demurs and dismissed the plaintiffs’ lawsuit. Plaintiffs subsequently appealed the trial court’s rulings. In January 2007, the appellate court, in a published decision, affirmed the trial court’s order dismissing the plaintiffs’ suit, finding that plaintiffs had no right to assert class-wide claims of rescission. Plaintiffs then appealed this decision to the U.S. Supreme Court which, in May 2007, denied plaintiffs’ petition for review, effectively sustaining the appellate court’s ruling.

Plaintiffs, abandoning their claims of fraud and unfair business practices on the part of the Bank, then filed a motion with the trial court for class certification limited to the TILA and certain related statutory claims. Following a hearing, in January 2008 the trial court denied the motion for class certification, finding that plaintiffs had not shown evidence that there were common questions of law or fact to justify certifying a class and had been unable to introduce any admissible evidence establishing that any statutory violations had occurred during the relevant class period. As a result of the trial court’s ruling, the two named plaintiffs were left only with individual claims for statutory damages under TILA, which would not have been material in amount.

However, in April 2008, plaintiffs filed an appeal of the trial court’s denial of their motion for class certification on the claims under TILA and certain other related statutory claims. In April 2009 the appellate court issued an order certifying plaintiff’s class action with respect to the TILA claims and remanded the case back to the trial court for further proceedings. As a result, although it has not yet done so, the trial court may set a trial date to adjudicate those claims. If the plaintiffs were to prevail in such a trial, they could recover damages of up to, but not to exceed, $500,000 and their attorneys’ fees in an amount that would be determined by the trial court.

We believe that the Bank has strong defenses to the plaintiffs’ claims and will prevail at trial. However, because the trial is likely to be heard before a jury and the outcome of jury trials is inherently uncertain, it is not possible to predict, with any certainty, the ultimate outcome of the lawsuit.

We also are subject to legal actions that arise from time to time in the ordinary course of our business. Currently there are no such pending legal proceedings that we believe will become material to our financial condition or results of operations.

3. Income (Loss) Per Share

Basic income (loss) is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted income (loss) per share reflects the potential dilution that would occur if stock options or other contracts to issue common stock were exercised or converted into shares of common stock which would share in our earnings. For the three and nine month periods ended September 30, 2009, stock options to purchase 1,155,244 shares were not considered in computing diluted income (loss) per common share because they were antidilutive. For the three and nine month periods ended September 30, 2008, stock options to purchase 1,006,644 and 530,943 shares, respectively, were not considered in computing diluted earnings per common shares because they were antidilutive.

The following table illustrates our computation of basic and diluted income (loss) for the three and nine month periods ended September 30, 2009 and 2008.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except earnings per share data)	2009	2008	2009	2008
Net income (loss) available for common shareholders (A)	$(1,912)	$354	$(8,593)	$525

Weighted average outstanding shares of common stock (B)	10,435	10,475	10,435	10,482
Dilutive effect of employee stock options and warrants	—	4	—	113

Common stock and common stock equivalents (C)	10,435	10,479	10,435	10,595

Income (loss) per share:
Basic (A/B)	$(0.18)	$0.03	$(0.82)	$0.05
Diluted (A/C)	$(0.18)	$0.03	$(0.82)	$0.05

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.-)

4. Stock-Based Employee Compensation Plans

We have in effect three equity incentive compensation plans that provide for the grant of equity incentives to our officers, other key employees and directors: (i) a 1999 Stock Option Plan (the “1999 Plan”), which authorized the granting of options to purchase up to a total of 1,248,230 shares of our common stock (which number has been adjusted for stock splits effectuated subsequent to the Plan’s adoption), (ii) a 2004 Stock Incentive Plan (the “2004 Plan”) which set aside 400,000 shares our common stock for the grant of stock options and rights to purchase restricted stock (“restricted shares”); and (iii) a 2008 Equity Incentive Plan (the “2008 Plan”), which set aside an additional 400,000 shares of our common stock for the grant of stock options, restricted shares and stock appreciation rights (“SARs”). All three Plans have been approved by our shareholders. Options may no longer be granted under the 1999 Plan as the right to grant options under that Plan expired earlier in 2009.

Stock options entitle the recipients to purchase common stock at a price per share that may not be less than 100% of the fair market value of the Company’s shares on the respective grant dates of the stock options. Restricted shares may be granted at such purchase prices and on such other terms, including restrictions and Company repurchase rights, as are fixed by the Compensation Committee at the time rights to purchase such shares are granted. SARs entitle the recipient to receive a cash payment in an amount equal to the difference between the fair market value of the Company’s shares on the date of vesting and a “base price” (which, in most cases, will be equal to fair market value of the Company’s shares on the date of grant), subject to the right of the Company to make such payment in shares of its common stock at their then fair market value. Options, restricted shares and SARs may vest immediately or in installments over various periods generally ranging up to five years, subject to the recipient’s continued employment or service or the achievement of specified performance goals, as determined by the Compensation Committee at the time it grants the options, the rights to purchase the restricted shares or the SARs. Stock options and SARs may be granted for terms of up to 10 years after the date of grant, but will terminate sooner upon or shortly after a termination of service occurring prior to the expiration of the term of the option. The Company will become entitled to repurchase any unvested restricted shares, at the same price that was paid for the shares by the recipient, in the event of a termination of employment or service of the holder of such shares. To date, the Company has not granted any restricted shares or any SARs.

Under ASC 718-10, we (and other public companies in the United States) are required to recognize, in our financial statements, the fair value of the options or any restricted shares that we grant as compensation cost over their respective service (vesting) periods.

The fair values of the options that were outstanding under the 1999, 2004 and 2008 Plans were estimated as of their respective dates of grant using the Black-Scholes option-pricing model. For additional information regarding the Company’s stock based compensation plans, refer to Note 11—“Stock-based Compensation Plans” in the Notes to Consolidated Financial Statements included in the Company’s Form 10-K for the year ended December 31, 2008.

The following table summarizes the weighted average assumptions used for grants in the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
Assumptions with respect to:	2009	2008(1)	2009	2008(1)
Expected volatility	34%	30%	34%	30%
Risk-free interest rate	2.41%	3.74%	2.41%	3.53%
Expected dividends	0.26%	0.26%	0.26%	0.66%
Expected term (years)	6.9	6.9	6.9	6.9
Weighted average fair value of options granted during period	$1.41	$1.43	$1.39	$1.84

(1)	The Company did not grant stock options during the first quarter of 2008.

The following tables summarize the stock option activity under the Company’s 1999, 2004 and 2008 Plans during the nine month period ended September 30, 2009 and 2008, respectively.

	Nine Months Ended September 30,
	2009		2008
	Number of Shares Subject to Options	Weighted- Average Exercise Price Per Share	Number of Shares Subject to Options	Weighted- Average Exercise Price Per Share
Outstanding—January 1,	1,137,244	$9.31	1,133,139	$9.82
Granted	58,500	3.58	17,500	7.53
Exercised	—	—	(66,062)	5.23
Forfeited/Canceled	(40,500)	10.70	(25,333)	13.81

Outstanding—September 30,	1,155,244	8.97	1,059,244	9.98

Options Exercisable—September 30,	930,936	$9.58	911,180	$9.36

The aggregate intrinsic values of options exercised during the nine months ended September 30, 2008 were $225,000 and there were no options exercised during the nine months ended September 30, 2009. The fair values of vested options at September 30, 2009 and 2008, were $272,645 and $482,000, respectively.

	Options Outstanding as of September 30, 2009				Options Exercisable as of September 30, 2009
Range of Exercise Price	Vested	Unvested	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Shares	Weighted- Average Exercise Price
$ 3.48 – $5.99	2,295	165,705	$3.72	9.26	2,295	$3.48
$ 6.00 – $9.99	507,301	10,000	7.32	1.21	507,301	7.33
$10.00 – $12.99	310,600	1,000	11.23	4.38	310,600	11.22
$13.00 – $17.99	98,140	39,203	15.07	6.09	98,140	15.05
$18.00 – $18.84	12,600	8,400	18.12	6.32	12,600	18.12

	930,936	224,308	$8.97	3.91	930,936	$9.58

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.-)

4. Stock-Based Employee Compensation Plans (Cont.-)

The aggregate intrinsic values of options that were outstanding and exercisable under the Plans at September 30, 2009, and 2008, were zero and $296,000, respectively. A summary of the status of the unvested options as of December 31, 2008, and changes during the nine month period ended September 30, 2009, are set forth in the following table.

	Number of Shares Subject to Options	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2008	233,416	$3.39
Granted	58,500	1.39
Vested	(45,808)	5.39
Forfeited/Canceled	(21,800)	3.60

Unvested at September 30, 2009	224,308	$2.43

The aggregate amounts charged against income in relation to stock-based compensation awards was $148,000 net of $104,000 in taxes and $274,000 net of $192,000 in taxes for the nine months ended September 30, 2009 and 2008, respectively. The weighted average period over which nonvested awards are expected to be recognized was 1.86 year at September 30, 2009. The income tax compensation expense at September 30, 2009 related to non-vested stock options is expected to be recognized in the respective amounts set forth in the table below:

Stock Based Compensation Expense
(In thousands)
Remainder of 2009	$83
For the year ending December 31,
2010	194
2011	120
2012	61
2013	38
2014	4

Total	$500

5. Employee Benefit Plan

The Company has established a Supplemental Retirement Plan (“SERP”) for its Chief Executive Officer. The components of net periodic benefit cost for the SERP are set forth in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands)
Service cost	$47	$46	$140	$138
Interest cost	30	28	91	80
Expected return on plan assets	—	—	—	—
Amortization of prior service cost	3	4	11	11
Amortization of net actuarial loss	7	16	30	48

Net periodic SERP cost	$87	$94	$272	$277

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.-)

6. Income Taxes

The provision for income taxes was a benefit of $1.2 million and an expense of $143,000 for the three months ended September 30, 2009 and 2008, respectively, representing effective tax rates of 39% and 29% during those periods. The provision for income taxes was a benefit of $6.2 million and an expense of $51,000 for the nine months ended September 30, 2009 and 2008, respectively, representing effective tax rates of 42% and 9% during those periods. The Company applied an estimated annual effective tax rate to the year-to-date pre-tax earnings to derive the provision for income taxes for the three and nine months ended September 30, 2009 and 2008.

We recognize deferred tax assets and liabilities for the future tax consequences related to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax credits. Our deferred tax assets, net of a valuation allowance, totaled $8.2 million and $6.6 million as of September 30, 2009 and December 31, 2008, respectively. We evaluate our deferred tax assets for recoverability using a consistent approach which considers the relative impact of negative and positive evidence, including our historical profitability and projections of future taxable income. We are required to establish a valuation allowance for deferred tax assets and record a charge to income or stockholders’ equity if we determine, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets will not be realized. In evaluating the need for a valuation allowance, we estimate future taxable income based on management-approved business plans and ongoing tax planning strategies. This process involves significant management judgment about assumptions that are subject to change from period to period based on changes in tax laws or variances between our projected operating performance, our actual results and other factors.

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

The Company files income tax returns with the U.S. federal government and the state of California. As of September 30, 2009 and January 1, 2009, we were subject to examination by the Internal Revenue Service with respect to our U.S. federal tax returns and the Franchise Tax Board for California, for the 2005 to 2007 tax years. As of September 30, 2009, the 2006 and 2007 tax years were under examination by the state of California. We do not believe there will be any material adverse changes in our unrecognized tax benefits over the next 12 months.

Net operating losses (NOL) on U.S. federal income tax returns may be carried back five years and forward twenty years. NOL on California state income tax returns maybe carried forward twenty years. The Company filed an amended prior year U.S. federal tax return and carry back the U.S. federal tax net operating loss. The state of California has suspended the net operating carryover deduction in 2008 and 2009, but corporations may continue to compute and carryover an NOL during the suspension period. Beginning in 2011, California taxpayers may carryback losses for two years and carryforward for twenty years which will conform to the U.S. tax laws by 2013. The Company expects to have taxable income in future years to offset the California NOL generated in 2008.

Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of tax expense. We did not have any accrued interest or penalties associated with any unrecognized tax benefits, and no interest expense was recognized during the nine months ended September 30, 2009 and 2008. Our effective tax rate differs from the federal statutory rate primarily due to tax free income on municipal bonds and certain non-deductible expenses recognized for financial reporting purposes and state taxes.

7. Fair Value Measurements

Fair Value Hierarchy. Under ASC 820-10, we group assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

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

Assets Measured at Fair Value on a Recurring Basis

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.-)

7. Fair Value Measurement (Cont-)

The following table shows the recorded amounts of assets measured at fair value on a recurring basis.

	At September 30, 2009 (in thousands)
	Total	Level 1	Level 2	Level 3
Assets at Fair Value:
Investment securities available for sale	$116,483	$2,292	$111,917	$2,274
Loans held for sale	—	—	—	—

Total assets at fair value on a recurring basis	$116,483	$2,292	$111,917	$2,274

The changes in Level 3 assets measured at fair value on a recurring basis are summarized in the following table:

Investment Securities Available for Sale (in thousands)
Balance of recurring Level 3 instruments at January 1, 2009	$1,237
Total gains or losses (realized/unrealized):
Included in earnings-realized	—
Included in earnings-unrealized (1)	(83)
Included in other comprehensive income	306
Purchases, sales, issuances and settlements, net	—
Transfers in and/or out of Level 3	814

Balance of Level 3 assets at September 30, 2009	$2,274

(1)	Amount reported as an other than temporary impairment loss in the noninterest income portion of the income statement
(2)	Amount includes one non-agency collateralized mortgage obligation security that required assessment for other than temporary impairment. See Note 8 for more details.

Assets Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market or that were recognized at a fair value below cost at the end of the period.

Impaired Loans. ASC 820-10 applies to loans measured for impairment in accordance with ASC 310-10, Accounting by Creditors for Impairment of a Loan, including impaired loans measured at an observable market price (if available), and at the fair value of the loan’s collateral (if the loan is collateral dependent). The fair value of an impaired loan is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance for possible losses represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. When the fair value of the collateral is based on an observable market price or a current appraised value, we record the impaired loan at Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, we record the impaired loan at Level 3.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.-)

7. Fair Value Measurements (Cont-)

Information regarding assets measured at fair value on a nonrecurring basis is set forth in the table below.

	At September 30, 2009 (in thousands)
	Total	Level 1	Level 2	Level 3
Assets at Fair Value:
Loans	$61,729	$—	$14,440	$47,289
Loans held for sale	10,598	—	—	10,598
Other assets(1)	13,992	—	13,992	—

Total	$86,319	$—	$28,432	$57,887

(1)	Includes foreclosed assets

There were no transfers in or out of level 3 measurements for nonrecurring items during the nine months ended September 30, 2009.

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

Fair value estimates are made at a discrete point in time based on relevant market information and other information about the financial instruments. Because no active market exists for a significant portion of our financial instruments, fair value estimates are based in large part on judgments we make primarily regarding current economic conditions, risk characteristics of various financial instruments, prepayment rates, and future expected loss experience. These estimates are subjective in nature and invariably involve some inherent uncertainties. Additionally unexpected changes in events or circumstances can occur that could require us to make changes to our assumptions and which, in turn, could significantly affect and require us to make changes to our previous estimates of fair value.

In addition, the fair value estimates are based on existing on and off-balance sheet financial instruments without attempting to estimate the value of existing and anticipated future customer relationships and the value of assets and liabilities that are not considered financial instruments, such as premises and equipment and other real estate owned.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.-)

7. Fair Value Measurements (Cont-)

Federal Home Loan Bank and Federal Reserve Bank Stock. The Bank is a member of the Federal Home Loan Bank (the “FHLB”) and the Federal Reserve Bank of San Francisco (the “FRB”). As members, we are required to own stock of the FHLB and the FRB, the amount of which is based primarily on the level of our borrowings from those institutions. We also have the right to acquire additional shares of stock in either or both of the FHLB and the FRB; however, to date, we have not done so. The fair values of that stock are equal to their respective carrying amounts, are classified as restricted securities and are periodically evaluated for impairment based on our assessment of the ultimate recoverability of our investments in that stock. Any cash or stock dividends paid to us on such stock are reported as income.

Loans Held for Sale. Loans held for sale are carried at the lower of cost or market value. The fair value of loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics. As such, the Company classifies loans subjected to nonrecurring fair value adjustments as Level 3. There were no fair value adjustments related to the $10.6 million of loans held for sale at September 30, 2009.

Loans. The fair value for loans with variable interest rates is the carrying amount. The fair value of fixed rate loans is derived by calculating the discounted value of future cash flows expected to be received by the various homogeneous categories of loans. All loans have been adjusted to reflect changes in credit risk.

Impaired Loans. ASC 820-10 applies to loans measured for impairment in accordance with ASC 310-10, “Accounting by Creditors for Impairment of a Loan”, including impaired loans measured at an observable market price (if available), and at the fair value of the loan’s collateral (if the loan is collateral dependent) less selling cost. The fair value of an impaired loan is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance for possible losses represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. When the fair value of the collateral is based on an observable market price or a current appraised value, we record the impaired loan at nonrecurring Level 2. When an appraised value is not available, or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price or a discounted cash flow has been used to determine the fair value, we record the impaired loan at nonrecurring Level 3.

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

Deposits. The fair value of demand deposits, savings deposits, and money market deposits is defined as the amounts payable on demand at quarter-end. The fair value of fixed maturity certificates of deposit is estimated based on the discounted value of the future cash flows expected to be paid on the deposits.

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

Commitments to Extend Credit and Standby Letters of Credit. The fair value of commitments to extend credit and standby letters of credit, are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. These fees were not material in amount either at September 30, 2009 or December 31, 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.-)

7. Fair Value Measurements (Cont-)

The following table sets forth the estimated fair values and related carrying amounts of our financial instruments as September 30, 2009 and December 31, 2008, respectively.

	September 30, 2009		December 31, 2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$91,046	$91,046	$107,133	$107,133
Interest-bearing deposits with financial institutions	16,800	16,800	198	198
Federal Reserve Bank and Federal Home Loan Bank stock	13,603	13,603	13,420	13,420
Securities available for sale	116,483	116,483	160,945	160,945
Loans held for sale	10,598	10,598	—	—
Loans, net	817,652	806,840	828,041	821,339
Financial Liabilities:
Noninterest bearing deposits	179,270	179,270	152,462	152,462
Interest-bearing deposits	678,268	683,119	669,224	676,010
Borrowings	152,000	153,805	233,758	239,514
Junior subordinated debentures	17,527	17,527	17,527	17,527

8. Investment Securities Available For Sale

The following table summarizes the major components of securities available for sale and compares the amortized cost, estimated fair market values of, and gross unrealized gains and losses on, such securities at September 30, 2009 and December 31, 2008:

	September 30, 2009				December 31, 2008
	Amortized Cost	Gross Unrealized		Fair Value	Amortized Cost	Gross Unrealized		Fair Value
		Gain	Loss			Gain	Loss
	(Dollars in thousands)
Securities Available for Sale
U.S. Treasury Securities	$72,843	$133	$—	$72,976	$—	$—	$—	$—
Mortgage backed securities issued by US Agencies (1)	12,457	65	(67)	12,455	126,065	1,538	(471)	127,132
Collateralized mortgage obligations (1)	6,829	—	(43)	6,786	425	4	—	429

Total government and agencies securities	92,129	198	(110)	92,217	126,490	1,542	(471)	127,561
Municipal securities	14,180	149	(182)	14,147	22,895	90	(1,523)	21,462
Mortgage backed securities issued by non agency (1)	7,704	—	(1,337)	6,367	10,278	—	(1,340)	8,938
Asset backed securities (2)	2,737	—	(1,277)	1,460	1,237	—	—	1,237
Mutual funds (3)	2,292	—	—	2,292	1,747	—	—	1,747

Total securities available for sale	$119,042	$347	$(2,906)	$116,483	$162,647	$1,632	$(3,334)	$160,945

(1)	Secured by close-end first lien 1-4 family residential mortgages.
(2)	Comprised of a security that represents an interest in a pool of trust preferred securities issued by U.S.-based banks and insurance companies
(3)	Consists of mutual fund investments in close-end first lien 1-4 family residential mortgages.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.-)

Investment Securities Available for Sale (Cont-)

The amortized cost and estimated fair values of securities available for sale at September 30, 2009 and December 31, 2008, are shown in the table below by contractual maturities and historical prepayments based on the prior twelve months of principal payments. Expected maturities will differ from contractual maturities and historical prepayments, particularly with respect to collateralized mortgage obligations, primarily because prepayment rates are affected by changes in conditions in the interest rate market and, therefore, future prepayment rates may differ from historical prepayment rates.

(Dollars in thousands)	At September 30, 2009 Maturing in
	One year or less	Over one year through five years	Over five years through ten years	Over ten Years	Total
Securities available for sale, amortized cost	$78,069	$11,794	$7,586	$21,593	$119,042
Securities available for sale, estimated fair value	78,040	11,317	6,857	20,269	116,483
Weighted average yield	0.66%	3.78%	4.48%	3.95%	1.81%

(Dollars in thousands)	At December 31, 2008 Maturing in
	One year or less	Over one year through five years	Over five years through ten years	Over ten Years	Total
Securities available for sale, amortized cost	$14,666	$47,466	$33,062	$67,453	$162,647
Securities available for sale, estimated fair value	14,795	48,097	32,257	65,796	160,945
Weighted average yield	4.25%	4.29%	4.56%	4.54%	4.44%

The Company recognized net gains on sales of securities available for sale of $1,354,000, net of $980,000 taxes on sale proceeds of $188 million in the nine months ended September 30, 2009 and $1,381,000, net of $965,000 of taxes on sale proceeds of $173 million, in the year ended December 31, 2008.

The table below shows, as of September 30, 2009, the gross unrealized losses and fair values of our investments, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

(Dollars In thousands)	Securities With Unrealized Loss as of September 30, 2009
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
US agencies and mortgage backed securities	$1,630	$(19)	$4,163	$(48)	$5,793	$(67)
Collateralized mortgage obligations issued by U.S. agencies	6,786	(43)	—	—	6,786	(43)
Non-agency collateralized mortgage obligations	2,677	(78)	3,690	(1,259)	6,367	(1,337)
Asset backed securities	—	—	1,460	(1,277)	1,460	(1,277)
Municipal securities	—	—	4,081	(182)	4,081	(182)

Total temporarily impaired securities	$11,093	$(140)	$13,394	$(2,766)	$24,487	$(2,906)

Impairment exists when the fair value of the security is less than its cost. The company performs a quarterly assessment of its securities that have an unrealized loss to determine whether the decline in fair value of these securities below their cost is other-than-temporary.

The Company adopted ASC 321-10 effective April 1, 2009, and recognizes other-than-temporary impairment for its available-for-sale debt securities. In accordance with ASC 321-10, when there are credit losses associated with an impaired debt security and the Company does not have the intent to sell the security and it is more likely than not that it will not have to sell the security before recovery of its cost basis, the Company will separate the amount of impairment into the amount that is credit related and the amount related to non-credit factors. The credit-related impairment is recognized in net gain on sale of securities on the consolidated statements of operations. The non-credit-related impairment is recognized and reflected in Other Comprehensive Income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.-)

Investment Securities Available for Sale (Cont-)

Through the impairment assessment process, the company determined that the investments discussed below were other-than-temporarily impaired at September 30, 2009. The Company recorded impairment credit losses in earnings on available for sale securities of $83,000 for the three and nine month periods ended September 30, 2009.

Certain of the OTTI amounts were related to credit losses and recognized into earnings, with the remainder recognized into other comprehensive loss. The table below presents the roll-forward of other-than-temporary impairments where a portion related to other factors was recognized in other comprehensive loss for the three months ended September 30, 2009:

	Gross Other- Than- Temporary Impairments	Other-Than- Temporary Impairments Included in Other Comprehensive Loss	Net Other-Than- Temporary Impairments Included in Earnings
	(In thousands)
Balance – July 1, 2009	$(74)	$(1,079)	$(1,153)
Additions for credit losses on securities for which an OTTI was not previously recognized	(83)	(704)	(787)

Balance – September 30, 2009	$(157)	$(1,783)	$(1,940)

Non Agency CMO

The company identified one non-agency collateralized mortgage obligation security (CUSIP 94982HAK3) that required assessment for OTTI at September 30 2009. This CMO is a “Super Senior Support” bond, which was originated in 2005 and issued by Wells Fargo, was rated AAA by Standard & Poor’s and Aa1 by Moody’s, and had a credit support of 2.5% of the total balance at issuance. As of Sept 30 2009, the security is rated AAA by Standard and Poor’s and A by Moody’s, has a book value of $1.5 million, a fair value of $813 thousand and a mark-to-market (OCI) loss of $704 thousand. The principal collateral of this security is a pool of one-to-four family, fully amortizing residential first mortgage loans that have a fixed payment for approximately five years after which they become a variable rate loan with annual resets. Credit support at September 30 was approximately 5.13%, however, delinquencies 60 days and over were approximately 4.3%. Factors considered in the impairment include the rating change of the security, the current level of subordination from other CMO classes, anticipated prepayment rates, cumulative default rates and the loss severity given a default. The company recognized an $83,000 impairment loss, representing a credit loss, in earnings. The remaining loss on the security was recognized through other comprehensive income. This non credit portion of OTTI is attributed to external market conditions, primarily the lack of liquidity in these securities and risks of additional declines in the housing market.

Asset Backed Securities

The Company has one asset backed security in its investment securities available for sale portfolio. The security is a multi-class, cash flow collateralized bond obligation backed by a pool of trust preferred securities issued by a diversified pool of 56 issuers consisting of 45 U.S. depository institutions and eleven insurance companies at the time of issuance in November 2007. The total size of this security at issuance was $363 million. The security that the Company owns (CUSIP 74042CAE8) is the mezzanine class B piece that floats with 3 month libor +60 basis points and had a rating of Aa2/AA by Moody’s and Fitch at the time of issuance. The Company purchased $3.0 million face value at a price of 95.21 for $2,856,420 in November 2007.

As of September 30, the book value of this security was $2.7 million with a fair value at $1.5 million for an approximate unrealized loss of $1.2 million. Currently, the security has a Caa1 rating from Moody’s and BB rating from Fitch and has experienced $15 million in defaults (4.2% of total current collateral) and $33 million in deferrals (9.2% of total current collateral) from issuance to September 30 2009. The Company estimates that there is approximately $16.5 million in potential deferrals and defaults (approximately 5% of performing collateral) before a temporary interest shortfall and $97.5 million before the Company would not receive all of its contractual cash flows. This analysis took into account future default rates of 3.3%, prepayment rates of 1% until maturity, and 15% recovery of future defaults. The Company has not recognized any additional impairment to this asset back security in the nine months ended September 30, 2009.

Impairment Losses on OTTI Securities	For the three months ended September 30		For the nine months ended September 30
	(Dollars in thousands)
	2009	2008	2009	2008
Non Agency CMO	(83)	—	(83)	—

	$(83)	$—	$(83)	$—

As a part of the Company’s OTTI assessment, management considers information available about the performance of the underlying collateral, including credit enhancements, default rates, loss severities, delinquency rates, vintage, as well as rating agency reports and historical prepayment speeds. As a result, significant judgment is used in the Company’s analysis to determine the expected cash flows for its impaired securities. In determining the component of the OTTI related to credit losses, the Company compares the amortized cost basis of each other-than-temporarily impaired security to the present value of its expected cash flows, discounted using its effective interest rate implicit in the security at the date of acquisition.

The Company’s assessment that it has the ability to continue to hold impaired investment securities along with its evaluation of their future performance, as indicated by the criteria discussed above, provide the basis for it to conclude that the remainder of its impaired securities are not other-than-temporarily impaired. In assessing whether it is more likely than not that the Company will be required to sell any impaired security before its anticipated recovery, which may be at their maturity, it considers the significance of each investment, the amount of impairment, as well as the Company’s liquidity position and the impact on the Company’s capital position. As a result of its analyses, the Company determined at September 30, 2009 that the unrealized losses on its securities portfolio on which impairments have not been recognized are temporary.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.-)

9. Loans

The composition of the Company’s loan portfolio as of September 30, 2009 and December 31, 2008 is as follows:

	September 30, 2009		December 31, 2008
	Amount	Percent	Amount	Percent
Commercial loans	$292,757	35.1%	$300,945	35.7%
Commercial real estate loans - owner occupied	181,135	21.7%	174,169	20.6%
Commercial real estate loans - all other	131,351	15.7%	127,528	15.1%
Residential mortgage loans - multi-family	103,690	12.4%	100,971	12.0%
Residential mortgage loans - single family	63,616	7.6%	65,127	7.7%
Construction loans	22,880	2.7%	32,528	3.9%
Land development loans	31,607	3.8%	33,283	3.9%
Consumer loans	8,164	1.0%	9,173	1.1%

Gross loans	835,200	100.0%	843,724	100.0%

Deferred fee (income) costs, net	(368)		(230)
Allowance for loan losses	(17,180)		(15,453)

Loans, net	$817,652		$828,041

Changes in the allowance for loan losses for the nine months ended September 30, 2009 and the year ended December 31, 2008 are as follows:

	Nine Months Ended September 30, 2009	Year Ended December 31, 2008
Balance, beginning of period	$15,453	$6,126
Provision for loan losses	10,513	21,685
Recoveries on loans previously charged off	116	80
Net, amounts charged off	(8,902)	(12,438)

Balance, end of period	$17,180	$15,453

As of September 30, 2009, the Company had approximately $62.0 million of loans deemed impaired of which $59.6 million was nonaccrual, $22.3 million of troubled debt restructurings which was comprised of $19.8 million in nonaccrual loans and $2.4 million accruing loans performing in accordance to the modified terms, and $10.9 million of other impaired loans less than 90 days delinquent. As of December 31, 2008, the Company had $30.7 million of loans deemed impaired of which $11 million was nonaccrual, $7.5 million of troubled debt restructurings which was comprised of $4.9 million in nonaccrual loans and $2.6 million accruing loans performing in accordance to the modified terms, and $12.3 million of loans less than 90 days delinquent.

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

The following discussion presents information about (i) our consolidated results of operations for the three and nine month periods ended September 30, 2009 and comparisons of those results with the results of operations for the corresponding three and nine month periods of 2008, and (ii) our consolidated financial condition, liquidity and capital resources at September 30, 2009. The information in the following discussion should be read in conjunction with our interim consolidated financial statements and the notes thereto included elsewhere in this Report.

Forward-Looking Information

Statements contained in this Report that are not historical facts or that discuss our expectations, beliefs or views regarding our future operations or future financial performance, or financial or other trends in our business or in the markets in which we operate, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. Often, they include words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “project,” “forecast” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could,” or “may.” The information contained in such forward-looking statements is based on current information and on assumptions that we make about future events over which we do not have control. In addition, our business and the markets in which we operate are subject to a number of risks and uncertainties. Unexpected future events and such risks and uncertainties could cause our financial condition or actual operating results in the future to differ significantly from our expected financial condition or operating results that are set forth in the forward looking statements contained in this Report and could, therefore, also affect the price performance of our shares. Certain of those risks and uncertainties are discussed below in this Item 2 of this Report, in Item 1A in our Annual Report on Form 10-K for our fiscal year ended December 31, 2008 (our “2008 10-K”) and in Item 1A, entitled “Risk Factors,” in Part II of this Report. Therefore, you are urged to read not only the information contained in this section of this Report, but also the information contained in Item 1A of our 2008 10-K and in Item 1A in Part II of this Report in conjunction with your review of the following discussion regarding our results of operations for the three and nine months ended, and our financial condition at, September 30, 2009.

Due to those risks and uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements contained in this Report, which speak only as of the date of this Report, or to make predictions about future performance based solely on historical financial performance. We also disclaim any obligation to update forward-looking statements contained in this Report or in our 2008 10-K or any other of our filings previously made with Securities and Exchange Commission, except as may otherwise be required by law or Nasdaq rules.

Overview of Operating Results in the Three and Nine Months Ended September 30, 2009

The following table sets forth information regarding the interest income that we generated, the interest expense that we incurred, our net interest income, noninterest income, noninterest expense, and our net income (loss) and net income (loss) per share for the three and nine month periods set forth below.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009 Amounts	2008 Amounts	Percent Change	2009 Amounts	2008 Amounts	Percent Change
Interest income	$12,879	$15,230	(15.4)%	$38,814	$46,262	(16.1)%
Interest expense	7,495	8,246	(9.1)%	23,621	25,879	(8.7)%

Net interest income	5,384	6,984	(22.9)%	15,193	20,383	(25.5)%

Provision for loan losses	470	1,625	(71.1)%	10,513	5,441	93.2%

Net interest income (loss) after provision for loan losses	4,914	5,359	(8.3)%	4,680	14,942	(68.7)%
Noninterest income	1,475	704	109.5%	4,590	2,589	77.3%
Noninterest expense	9,512	5,566	70.9%	24,043	16,955	41.8%

Income (loss) before income tax	(3,123)	497	(728.4)%	(14,773)	576	N/M
Income tax (benefit) provision	(1,211)	143	N/M	(6,180)	51	N/M

Net income (loss)	$(1,912)	$354	(640.1)%	$(8,593)	$525	N/M
Net income (loss) per diluted share	$(0.18)	$0.03	(700.0)%	$(0.82)	$0.05	N/M
Weighted average number of diluted shares	10,434,665	10,479,280	(0.4)%	10,434,665	10,595,249	(1.5)%

We incurred net losses of $1.9 million, or $0.18 per diluted share, and $8.6 million, or $0.82 per diluted share, in the three and nine month periods ended September 30, 2009, respectively, as compared to net income of $354,000, or $0.03 per diluted share, and $525,000, or $0.05 per diluted share, in the same three and nine month periods of 2008, respectively. The net losses in the three and nine months ended September 30, 2009 were primarily attributable to:

•

Declines in net interest income of $1.6 million, or 22.9%, and $5.2 million, or 25.5%, respectively, in the three and nine month periods ended September 30, 2009, due primarily to decreases in interest income that were only partially offset by decreases in interest expense, as interest income was adversely affected by (i) reductions in interest rates implemented by the Federal Reserve Board which affected the yields we were able to realize on loans and other interest-earning assets, and (ii) an increase, during the nine months ended September 30, 2009, of $37.3 million, or 234%, in non-performing loans, on which we were required to cease accruing interest.

•

An increase, during the nine months ended September 30, 2009, in the provisions we made for loan losses of $5.1 million, or 93%, to provide for (i) the increases that occurred in non-performing loans during that period and the risk of possible increases in non-performing loans in future months due to the continuing economic recession and credit crisis and the prospect that these conditions will not improve significantly during the remainder of 2009. These increases in the provision for loan losses resulted in an increase in the amount of our allowance for loan losses to $17.2 million, or approximately 2.06% of loans outstanding, at September 30, 2009, as compared to $15.5 million, or 1.83%, of the loans outstanding at December 31, 2008.

•

Increases in noninterest expense of $3.9 million, or 70.9%, and $7.1 million, or 41.8%, in the three and nine months ended September 30, 2009, respectively, due primarily to (i) the addition of personnel in our credit administration department and for our new mortgage banking business which commenced operations during the second quarter 2009, (ii) increases in expenses incurred in connection with the collection and foreclosures of non-performing loans and the carrying costs of the properties acquired by foreclosure (“Other Real Estate Owned” or “OREO”), and (iii) an increase by the FDIC in insurance premiums imposed on all FDIC-insured banks as a means of funding increases in the FDIC’s insurance fund.

We believe that our actions in charging off nonperforming loans and increasing the allowance for loan losses were prudent in light of prevailing economic conditions and the uncertainties regarding the ultimate duration and severity of the economic recession and credit crisis.

The following table indicates the impact that the decreases in our net interest income and the net losses incurred in the three and nine months ended September 30, 2009 have had on our net interest margin and the returns on average assets and average equity during those periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net interest margin (1) (2)	1.88%	2.56%	1.76%	2.52%
Return on average assets (1)	(0.64)%	0.13%	(0.96)%	0.06%
Return on average shareholders’ equity (1)	(9.82)%	1.51%	(13.58)%	0.74%

(1)	Annualized.
(2)	Net interest income expressed as a percentage of total average interest earning assets.

At September 30, 2009, non-performing loans, together with other nonperforming assets consisting of OREO, totaled $74 million, or 6.7% of total assets, as compared to $29.9 million or 2.6% of total assets at December 31, 2008.

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

For additional information regarding critical accounting policies, refer to Note 2—“Significant Accounting Policies” in the Notes to Consolidated Financial Statements and the sections captioned “Critical Accounting Policies” and “Allowance for Loan Losses” in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Form 10-K for the year ended December 31, 2008. There have been no significant changes in the Company’s application of accounting policies since December 31, 2008.

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

The following table sets forth our interest income, interest expense and net interest income (in thousands of dollars) and our net interest margin in the three and nine months ended September 30, 2009 and 2008, respectively:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009 Amount	2008 Amount	Percent Change	2009 Amount	2008 Amount	Percent Change
Interest income	$12,879	$15,230	(15.4)%	$38,814	$46,262	(16.1)%
Interest expense	7,495	8,246	(9.1)%	23,621	25,879	(8.7)%

Net interest income	$5,384	$6,984	(22.9)%	$15,193	$20,383	(25.5)%

Net interest margin	1.88%	2.56%		1.76%	2.52%

As the above table indicates, our net interest income decreased by $1.6 million, or 23%, in the third quarter of 2009, and by $5.2 million, or 26%, in the nine months ended September 30, 2009. The decreases were primarily attributable to decreases in interest income of $2.4 million, or 15%, and $7.4 million, or 16%, respectively, in those three and nine month periods, which more than offset decreases in interest expense of $751,000, or 9%, and $2.3 million, or about 9%, respectively, in the three and nine months ended September 30, 2009.

Those decreases in interest income were due primarily to (i) declines of 500 basis points in prevailing market rates of interest primarily as a result of reductions, commenced in September 2007, in the federal funds rate implemented by the Federal Reserve Board in response initially to a slowing in economic growth and, then, to the economic recession and credit crisis, and (ii) the increases, described above, in non-performing loans, on which we ceased accruing interest income. Those decreases were only partially offset by the effects on interest income of increases, in the three and nine months ended September 30, 2009, of $29 million and $48 million, respectively, in average loans outstanding, which generate higher yields than other interest earning assets.

The decreases in interest expense during the three and nine month periods ended September 30, 2009 were primarily attributable to the aforementioned decreases in prevailing market rates of interest, which enabled us to reduce the rates at which we paid interest on substantially all types of interest bearing deposits, including certificates of deposit. However, those decreases in interest expense were partially offset by increases, during the three and nine months ended September 30, 2009, in the volume of certificates of deposit, on which we pay interest at higher rates than on other types of deposits, as we used those deposits to provide additional funds that enabled us to increase the volume of the loans we made and to reduce borrowings during the three and nine months ended September 30, 2009.

Primarily as a result of the decreases in interest income in the three and nine months ended September 30, 2009, our net interest margin declined to 1.88% and 1.76%, respectively, from 2.56% and 2.52% in the same three and nine month periods of 2008. In the three months ended September 30, 2009, the yield on interest-earning assets declined to 4.49% from 5.61% in the same three months of 2008, which more than offset a decline in the average interest rate paid on interest bearing liabilities to 3.24%, from 3.90% in the same three month period of 2008. Similarly, in the nine months ended September 30, 2009, the average rate of interest earned on average earning assets declined to 4.48%, from 5.73% in the same nine months of 2008, and was only partially offset by a decrease in the average interest rate paid on interest bearing liabilities to 3.35%, from 4.11% in the same period of 2008. The decreases in net interest margin also reflect timing differences in the impact that the declines in market rates of interest have on our interest income and interest expense. Those declines resulted in automatic decreases in the interest rates on our adjustable rate loans, whereas the impact of those declines on the interest we paid on deposits was more gradual primarily as a result of the maturity schedule of our time certificates of deposit.

Average Balances

Information Regarding Average Assets and Average Liabilities

The following table sets forth information regarding our average balance sheet, yields on interest earning assets, interest expense on interest-bearing liabilities, the interest rate spread and the interest rate margin for the three months ended September 30, 2009 and 2008.

	Three Months Ended September 30,
	2009			2008
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest earning assets:
Short-term investments(1)	$148,568	$129	0.34%	$38,526	$179	1.85%
Securities available for sale and stock(2)	147,764	814	2.19%	228,814	2,595	4.51%
Loans	842,031	11,936	5.62%	813,514	12,456	6.09%

Total earning assets	1,138,363	12,879	4.49%	1,080,854	15,230	5.61%
Noninterest earning assets	48,977			35,681

Total Assets	$1,187,340			$1,116,535

Interest-bearing liabilities:
Interest-bearing checking accounts	$26,952	58	0.85%	$20,100	27	0.54%
Money market and savings accounts	113,350	348	1.22%	117,818	511	1.72%
Certificates of deposit	604,184	5,295	3.48%	450,079	4,969	4.39%
Other borrowings	163,164	1,648	4.01%	239,835	2,499	4.15%
Junior subordinated debentures	17,682	146	3.28%	17,682	240	5.40%

Total interest-bearing liabilities	925,332	7,495	3.24%	845,514	8,246	3.90%

Noninterest-bearing liabilities	184,753			178,177

Total Liabilities	1,110,085			1,023,691
Shareholders’ equity	77,255			92,844

Total Liabilities and Shareholders’ Equity	$1,187,340			$1,116,535

Net interest income		$5,384			$6,984

Interest rate spread			1.25%			1.71%

Net interest margin			1.88%			2.56%

(1)	Short-term investments consist of federal funds sold and interest bearing deposits with financial institutions.
(2)	Stock consists of Federal Home Loan Bank Stock and Federal Reserve Bank Stock.

The following table sets forth information regarding our average balance sheet, yields on interest earning assets, interest expense on interest-bearing liabilities, the interest rate spread and the interest rate margin for the nine months ended September 30, 2009 and 2008.

	Nine Months Ended September 30,
	2009			2008
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest earning assets:
Short-term investments(1)	$163,971	$373	0.30%	$47,923	$803	2.24%
Securities available for sale and stock(2)	147,791	2,912	2.63%	233,609	7,877	4.50%
Loans	845,363	35,529	5.62%	796,929	37,582	6.30%

Total earning assets	1,157,125	38,814	4.48%	1,078,461	46,262	5.73%
Noninterest earning assets	38,601			33,004

Total Assets	$1,195,726			$1,111,465

Interest-bearing liabilities:
Interest-bearing checking accounts	$26,036	118	0.61%	$19,555	81	0.56%
Money market and savings accounts	105,473	934	1.18%	140,495	2,230	2.12%
Certificates of deposit	604,152	16,647	3.68%	431,661	15,148	4.69%
Other borrowings	187,296	5,425	3.87%	229,607	7,633	4.44%
Junior subordinated debentures	17,682	497	3.75%	17,682	787	5.95%

Total interest-bearing liabilities	940,639	23,621	3.35%	839,000	25,879	4.11%

Noninterest-bearing liabilities	170,509			177,177

Total Liabilities	1,111,148			1,016,177
Shareholders’ equity	84,578			95,288

Total Liabilities and Shareholders’ Equity	$1,195,726			$1,111,465

Net interest income		$15,193			$20,383

Interest rate spread			1.13%			1.62%

Net interest margin			1.76%			2.52%

(1)	Short-term investments consist of federal funds sold and interest bearing deposits with financial institutions.
(2)	Stock consists of Federal Home Loan Bank Stock and Federal Reserve Bank Stock.

The following table sets forth the changes in interest income, including loan fees, and interest paid in the three and nine months ended September 30, 2009, as compared to the same respective periods of 2008, and the extent to which those changes were attributable to changes in (i) the volumes of or in the rates of interest earned on interest-earning assets and (ii) the volumes of or the rates of interest paid on our interest-bearing liabilities.

	Three Months Ended September 30, 2009 vs. 2008 Increase (decrease) due to:			Nine Months Ended September 30, 2009 vs. 2008 Increase (decrease) due to:
	Volume(1)	Rate(1)	Total	Volume(1)	Rate(1)	Total
	(Dollars in thousands)
Interest income:
Short-term investments(1)	$189	$(239)	$(50)	$705	$(1,135)	$(430)
Securities available for sale and stock(2)	(725)	(1,056)	(1,781)	(2,331)	(2,634)	(4,965)
Loans	437	(957)	(520)	2,181	(4,234)	(2,053)

Total earning assets	(99)	(2,252)	(2,351)	555	(8,003)	(7,448)
Interest expense:
Interest-bearing checking accounts	12	19	31	29	8	37
Money market and savings accounts	(19)	(144)	(163)	(468)	(828)	(1,296)
Certificates of deposit	1,494	(1,169)	325	5,195	(3,696)	1,499
Borrowings	(771)	(80)	(851)	(1,303)	(905)	(2,208)
Junior subordinated debentures	—	(93)	(93)	—	(290)	(290)

Total interest-bearing liabilities	716	(1,467)	(751)	3,453	(5,711)	(2,258)

Net interest income	$(815)	$(785)	$(1,600)	$(2,898)	$(2,292)	$(5,190)

(1)	Short-term investments consist of federal funds sold and interest bearing deposits with financial institutions.
(2)	Stock consists of Federal Home Loan Bank Stock and Federal Reserve Bank Stock.

The above table indicates that the decreases in our net interest income of $1.6 million and $5.2 million in the three and nine months ended September 30, 2009, respectively, were primarily attributable to decreases in rate variances of $785,000 and $2.3 million, respectively, and in volume variances of $815,000 million and $2.9 million, respectively, in the three and nine months ended September 30, 2009. Those decreases in volume variance were primarily the result of (i) decreases in the volume of securities available for sale and increases in the volume of loans, and (ii) changes in the mix of our deposits to a greater proportion of higher-cost certificates of deposit, as compared to lower-cost transaction savings and money market deposits. The declines in rate variances were a result of decreases in interest rates on average earning assets of 112 basis points and 125 basis points, respectively, which was only partially offset by decreases in interest rates paid on interest bearing liabilities of 66 basis points and 76 basis points, respectively, in the three and nine months ended September 30, 2009.

Provision for Loan Losses

The failure of borrowers to repay their loans is an inherent risk of the banking business. Therefore, like virtually all banks and other lending institutions, we follow the practice of maintaining an allowance for loan losses that occur from time to time as an incidental part of the banking business. When it is determined that the payment in full of a loan has become unlikely, the carrying value of the loan is reduced to what management believes is its realizable value. This reduction, which is referred to as a loan “charge-off,” or “write-down” is charged against that allowance.

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

During the three and nine months ended September 30, 2009, we made provisions of $470,000 and $10.5 million, respectively, for potential loan losses, as compared to $1.6 million and $5.4 million, respectively, in the respective corresponding periods of 2008. Those increases were made (i) to replenish the allowance for loan losses following net loan charge-offs of $3.8 million and $8.9 million, respectively, during those three and nine month periods of 2009, and (ii) to increase the allowance for loan losses to provide for the increase that occurred in non-accrual loans during the first nine months of 2009, and increases that we believe may occur in the foreseeable future. Nonaccrual loans increased to $59.6 million at September 30, 2009, as compared to $6.3 million at September 30, 2008, as a result of the continuing economic recession and credit crisis.

We employ economic models that are based on bank regulatory guidelines, industry standards and historical loss experience to evaluate and make judgments regarding the sufficiency of the allowance for loan losses and the amount of the provisions that are required to be made for potential loan losses. Those judgments are based on our assessments and assumptions about trends in current economic conditions and other events that can affect the ability of borrowers to meet their loan obligations to us. The duration and effects of current economic trends or conditions, such as the current economic recession, are subject to a number of risks and uncertainties and changes that are outside of our ability to control. See the discussion above under the caption “Critical Accounting Policies—Allowance for Loan Losses.” If economic or market conditions were to worsen or unexpected subsequent events were to occur, it could become necessary for us to make additional provisions to increase the allowance for loan losses, which would have the effect of reducing our income.

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

Noninterest Income

Noninterest income consists primarily of fees charged for services provided by the Bank on deposit account transactions and gains on sales of assets and, during the current fiscal year, income from the origination and sale of residential mortgages. The following table identifies the amounts (in thousands of dollars) of, and sets forth the percentage changes in, the components of noninterest income in the three and nine months ended September 30, 2009, as compared to the same respective periods of 2008.

	Three Months Ended September 30,			Nine Months Ended September 30,
	Amount		Percentage Change 2009 vs. 2008	Amount		Percentage Change 2009 vs. 2008
	2009	2008		2009	2008
Service fees on deposits	$352	$326	8.0%	$1,101	$823	33.8%
Mortgage banking income (including net gains on sales of loans held for sale)	540	—	N/M	607	—	N/M
Net gains on sales of securities available for sale	446	127	251.2%	2,334	1,259	85.4%
Net gain (loss) on sale of other real estate owned	(147)	—	N/M	(145)	(40)	(262.5)%
Other	284	251	13.1%	693	547	26.7%

Total Noninterest Income	$1,475	$704	109.5%	$4,590	$2,589	77.3%

As the table above indicates, the increase in noninterest income in the three months ended September 30, 2009, as compared to the same period in 2008, were primarily attributable to (i) $540,000 of income generated by our new mortgage banking division which commenced its operations during the second quarter 2009, and (ii) a $319,000 or 251% increase in net gains on sales of securities available for sale partially offset by a $147,000 loss on sale of other real estate owned. The increase in noninterest income in the nine months ended September 30, 2009, as compared to the same period in 2008, was primarily the result of a $278,000 increase in service charges on deposit account transactions, $607,000 of income generated by our new mortgage banking division, and $1.1 million increase in gains on sales of securities available for sale the proceeds from which were used to repay borrowings and, to a lesser extent, fund new loans.

Noninterest Expense

The following table compares the amounts (in thousands of dollars) of the principal components of noninterest expense in the three and nine month periods ended September 30, 2009 and September 30, 2008.

	Three Months Ended September 30,			Nine Months Ended September 30,
	Amount		Percentage Change 2009 vs. 2008	Amount		Percentage Change 2009 vs. 2008
	2009	2008		2009	2008
	(Dollars in thousands)
Salaries and employee benefits	$4,194	$3,226	30.0%	$11,580	$9,348	23.9%
Occupancy	682	685	(0.4)%	2,038	2,064	(1.3)%
Equipment and depreciation	313	252	24.2%	868	818	6.1%
Data processing	276	161	71.4%	662	511	29.5%
Professional fees	1,338	249	437.3%	2,740	831	229.7%
Customer expense	92	121	(24.0)%	281	369	(23.8)%
FDIC insurance	683	166	311.4%	1,933	478	304.4%
Other real estate owned	1,170	65	N/M	1,689	494	241.9%
Other operating expense(1)	764	641	19.2%	2,252	2,042	10.3%

Total	$9,512	$5,566	70.9%	$24,043	$16,955	41.8%

(1)	Other operating expenses primarily consist of telephone, stationery and office supplies, regulatory expenses, investor relations expenses, insurance premiums, postage and correspondent banking fees.

For the three and nine months ended September 30, 2009, noninterest expenses increased by $3.9 million, or 71%, and by $7.1 million, or 42%, respectively, compared to the three and nine months ended September 30, 2008. Those increases were due primarily to increases in the three and nine months ended September 30, 2009 of (i) $968,000, or 30%, and $2.2 million, or 24%, respectively, in employee compensation expense due primarily to the addition of personnel in our credit administration department and personnel for our new mortgage banking business which commenced operations during the second quarter 2009, (ii) $1.1 million, or 437%, and $1.9 million, or 230%, respectively, in professional fees incurred in connection with the collection and foreclosures of non-performing loans and in the carrying costs of the properties acquired by foreclosure (“OREO properties”), (iii) $517,000, or 311%, and $1.5 million, or 304%, respectively, in FDIC insurance premiums imposed on all FDIC-insured banks to offset losses to the FDIC’s insurance fund as a result of the significant increase in bank failures that have occurred in the past 12 months, and (iv) $1.1 million, and $1.2 million respectively, of additional write downs in the carrying values of OREO properties based upon recent third party appraisals of those properties.

Due to the combined effects of the declines in net interest income and the increases in non-interest expense, our efficiency ratios (the ratio of non-interest expense to the sum of net interest income and noninterest income) were 139% and 122% in the three and nine months ended September 30, 2009, respectively, as compared to 72% and 74% for the corresponding three and nine month periods of 2008.

Income Tax Provision (Benefit)

We recorded income tax benefits of $1.2 million and $6.2 million for the three and nine months ended September 30, 2009, respectively, as compared to income tax expense of $143,000 and $51,000, respectively, in the respective corresponding periods of 2008. The income tax benefits were due primarily to the pre-tax losses incurred in the three and nine months ended September 30, 2009.

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

The table below sets forth information concerning our rate sensitive assets and liabilities at September 30, 2009. The assets and liabilities are classified by the earlier of maturity or repricing dates in accordance with their contractual terms. As described above, certain shortcomings are inherent in the method of analysis presented in this table.

	Three Months or Less	Over Three Through Twelve Months	Over One Year Through Five Years	Over Five Years	Non- Interest- Bearing	Total
	(Dollars in thousands)
Assets
Interest-bearing deposits in other financial institutions	$7,099	$9,701	$—	$—	$—	$16,800
Investment in unconsolidated trust subsidiaries	—	—	—	682	—	682
Securities available for sale	63,080	22,570	17,072	13,761	—	116,483
Federal Reserve Bank and Federal Home Loan Bank stock	13,603	—	—	—	—	13,603
Interest bearing deposits with financial institutions	79,995	—	—	—	—	79,995
Loans held for sale, at Fair value	10,598	—	—	—	—	10,598
Loans, gross	369,054	72,610	323,393	69,825	—	834,882
Non-interest earning assets, net	—	—	—	—	37,490	37,490

Total assets	$543,429	$104,881	$340,465	$84,268	$37,490	$1,110,533

Liabilities and Shareholders Equity
Noninterest-bearing deposits	$—	$—	$—	$—	$179,270	$179,270
Interest-bearing deposits(1) (2)	295,474	313,127	69,667	—	—	678,268
Borrowings	31,000	114,000	7,000	—	—	152,000
Junior subordinated debentures	17,527	—	—	—	—	17,527
Other liabilities	—	—	—	—	7,090	7,090
Shareholders’ equity	—	—	—	—	76,378	76,378

Total liabilities and shareholders equity	$344,001	$427,127	$76,667	$—	$262,738	$1,110,533

Interest rate sensitivity gap	$199,428	$(322,246)	$263,798	$84,268	$(225,248)	$—

Cumulative interest rate sensitivity gap	$199,428	$(122,818)	$140,980	$225,248	$—	$—

Cumulative % of rate sensitive assets in maturity period	49%	58%	89%	97%	100%

Rate sensitive assets to rate sensitive liabilities and shareholders’ equity	158%	25%	444%	N/A	14%

Cumulative ratio	158%	84%	117%	127%	100%

(1)	Excludes savings accounts we maintain at the Bank totaling $3.9 million and maturing within three months of September 30, 2009.
(2)	Excludes a $250,000 certificate of deposit issued to us by the Bank, which matures within 12 months of September 30, 2009.

At September 30, 2009, our rate sensitive balance sheet was shown to be in a negative twelve-month gap position. This would imply that our net interest margin would decrease in the short–term if interest rates were to rise and would increase in the short-term if interest rates were to fall. However, as noted above, the extent to which our net interest margin will be impacted by changes in prevailing interests rates will depend on a number of factors, including how quickly rate sensitive assets and liabilities react to interest rate changes, the mix of our interest earning assets (loans versus other lower yielding interest earning assets, such as securities or federal funds sold) and the mix of our interest bearing deposits (between, for example, lower interest core deposits and higher cost time certificates of deposit) and our other interest-bearing liabilities.

Financial Condition

Assets

Our total consolidated assets decreased by $53 million to $1.111 billion at September 30, 2009 from $1.164 billion at December 31, 2008, as we recognized gains by selling our securities available for sale during the nine months ended September 30, 2009.

The following table sets forth the composition of our interest-earning assets (in thousands of dollars) at:

	September 30, 2009	December 31, 2008
Interest-bearing deposits with financial institutions(1)	$79,995	$90,707
Interest-bearing time deposits with financial institutions	16,800	198
Federal Reserve Bank and Federal Home Loan Bank Stock, at cost	13,603	13,420
Securities available for sale, at fair value	116,483	160,945
Loans held for sale, at lower of cost or market	10,598	—
Loans (net of allowances of $17,180 and $15,453, respectively)	817,652	828,041

(1)	Includes interest-earning balances maintained at the Federal Reserve Bank of San Francisco.

Loans Held for Sale

We commenced a new mortgage banking business during the second quarter of 2009 to originate residential real estate mortgage loans that qualify for resale into the secondary mortgage markets. Through September 30, 2009, we had originated approximately $40.7 million of conventional and FHA/VA single-family mortgages and had sold approximately $28.9 million of those loans in the secondary mortgage market. The loans classified as loans held for sale are carried at the lower of cost or market. The remainder of the loans held for sale at September 30, 2009 totaled $10.6 million. Pursuant to ASC 815-10, in the three month period ended September 30, 2009 we recorded a positive mark-to-market valuation of $166,000 to noninterest income for the loans held for sale. During that period we did not establish any fair value hedges for these loans.

Loans

The following table sets forth, in thousands of dollars, the composition, by loan category, of our loan portfolio at September 30, 2009 and December 31, 2008, respectively:

	September 30, 2009		December 31, 2008
	Amount	Percent	Amount	Percent
Commercial loans	$292,757	35.1%	$300,945	35.7%
Commercial real estate loans - owner occupied	181,135	21.7%	174,169	20.6%
Commercial real estate loans - all other	131,351	15.7%	127,528	15.1%
Residential mortgage loans - multi- family	103,690	12.4%	100,971	12.0%
Residential mortgage loans - single-family	63,616	7.6%	65,127	7.7%
Construction loans	22,880	2.7%	32,528	3.9%
Land development loans	31,607	3.8%	33,283	3.9%
Consumer loans	8,164	1.0%	9,173	1.1%

Gross loans(1)	835,200	100.0%	843,724	100.0%

Deferred fee (income) costs, net	(368)		(230)
Allowance for loan losses	(17,180)		(15,453)

Loans, net	$817,652		$828,041

(1)	Although, as indicated by this table, the volume of loans outstanding at September 30, 2009 was lower than at December 31, 2008, the average volume of loans outstanding during the nine months ended September 30, 2009 totaled $848 million, as compared to (i) $796 million for the same nine months of 2008 and $745 million for the year ended December 31, 2008.

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

The following table sets forth, in thousands of dollars, the maturity distribution of our loan portfolio (excluding consumer and residential mortgage loans) at September 30, 2009:

	September 30, 2009
	One Year or Less	Over One Year through Five Years	Over Five Years	Total
Real estate and construction loans(1)
Floating rate	$50,822	$120,296	$9,625	$180,743
Fixed rate	58,884	88,725	38,621	186,230
Commercial loans
Floating rate	57,526	2,457	—	59,983
Fixed rate	147,057	59,128	26,589	232,774

Total	$314,289	$270,606	$74,835	$659,730

(1)	Does not include mortgage loans on single and multi-family residences and consumer loans, which totaled $167.3 million and $8.2 million, respectively, at September 30, 2009.

Allowance for Loan Losses and Nonperforming Loans

Allowance for Loan Losses. The allowance for loan losses (the “Allowance”) at September 30, 2009 was $17.2 million, which represented approximately 2.06% of the loans outstanding at September 30, 2009, as compared to $15.5 million, or 1.83%, of the loans outstanding at December 31, 2008.

We carefully monitor changing economic conditions, the loan portfolio by category, the financial condition of borrowers, the historical performance of the loan portfolio, and we follow bank regulatory guidelines in assessing the adequacy of the Allowance. We believe that the Allowance at September 30, 2009 was adequate to provide for losses inherent in the loan portfolio. However, as the volume of loans increases, additional provisions for loan losses may be required to maintain the Allowance at adequate levels. Additionally, the Allowance was established on the basis of assumptions and judgments regarding such matters as economic conditions and trends, the condition of borrowers, historical industry loan loss data and regulatory guidelines. If there are changes in those conditions or trends, as occurred during the nine months ended September 30, 2009, actual loan losses could vary from the losses that were predicted on the basis of those earlier assumptions, judgments and guidelines. For example, if current economic conditions were to deteriorate further or if the hoped-for economic recovery is slow to develop, or interest rates were to increase significantly, each of which would have the effect of increasing the risk that borrowers would encounter difficulties meeting their loan payment obligations, we could incur additional loan losses and, as a result, it could become necessary to increase the Allowance by means of additional provisions for loan losses. See “—Results of Operations—Provision for Loan Losses” above.

Set forth below is a summary, in thousands of dollars, of the transactions in the allowance for loan losses for the three and nine months ended September 30, 2009 and the year ended December 31, 2008:

	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009	Year Ended December 31, 2008
Balance, beginning of period	$20,442	$15,453	$6,126
Provision for loan losses	470	10,513	21,685
Recoveries on loans previously charged off	21	116	80
Amounts charged off	(3,753)	(8,902)	(12,438)

Balance, end of period	$17,180	$17,180	$15,453

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

The following table sets forth information regarding nonaccrual loans and other real estate owned which, together, comprise our nonperforming assets, and restructured loans, at September 30, 2009 and December 31, 2008:

	At September 30, 2009	At December 31, 2008
Nonaccrual loans:
Commercial loans	$23,280	$5,865
Commercial real estate	20,689	—
Residential real estate	599	2,478
Construction and land development	15,008	7,555
Consumer loans	—	27

Total nonaccrual loans	$59,576	$15,925

Other real estate owned (OREO):
Construction and land development	4,465	5,430
Residential-multi family	—	976
Residential-single family	5,297	2,408
Commercial real estate	4,230	5,194

Total other real estate owned	13,992	14,008

Total nonperforming assets	$73,568	$29,933

Restructured loans:
Accruing loans	2,422	2,606
Nonaccruing loans (included in nonaccrual loans above)	19,831	4,913

Total Restructured Loans	$22,253	$7,519

Although nonaccrual loans increased by approximately $43.7 million to $59.6 million at September 30, 2009 from $15.9 million at December 31, 2008, approximately $41.5 million, or 70%, of nonaccrual loans outstanding at September 30, 2009, are secured either directly or indirectly by real estate collateral which is expected to mitigate any losses we might incur on those loans. We also have either charged off or set aside reserves specifically for these loans, based on recent appraisals of those properties. Based primarily on the current values of the real estate collateral securing most of these loans, those specifically allocated reserves total less than $500,000. In addition, the remaining $18.1 million in nonaccrual loans are secured by other non-real estate collateral. There can be no assurance, however, that we will not incur losses in a greater amount on these loans, particularly if real property values continue to decline or the credit crisis makes it difficult to find buyers for these properties.

Loans that have been restructured and referred to as Troubled Debt Restructures (“TDR”) remain in a nonaccrual status until there has been six months of satisfactory performance by the borrowers in accordance with the restructured terms of those loans, at which time the loans would be returned to accrual status. We have entered into troubled debt restructuring agreements on $19.8 million of loans carried on a nonaccrual basis and we expect that some portion of those loans will perform as structured for that six month period, in which event they will return to accrual status during the first quarter of 2010.

On October 15, 2009, we completed the sale of an OREO property with a carrying value of $1.5 million and we have entered into an agreement to sell another OREO property with a carrying value of $4.2 million that is scheduled to close on or before November 30, 2009. No material additional losses were recognized on the property sold in October 2009 and, if we succeed in closing the sale of the property that is scheduled to close by the end of November 2009, we do not expect to incur any material additional loss on that property. On the other hand, as of September 30, 2009, we were in the process of foreclosing two other properties collateralizing non-performing loans with an estimated current market value totaling approximately $2.1 million. As a result, we may incur losses on those properties before we can complete their sale.

At September 30, 2009, there were $62.0 million of loans deemed impaired as compared to $15.9 million at September 30, 2008. We had an average investment in impaired loans for the nine months ended September 30, 2009 of $49.8 million as compared to $17.8 million for the year ended December 31, 2008. The interest that would have been earned during the nine month period ended September 30, 2009 had the impaired loans remained current in accordance with their original terms was $1.7 million.

The table below indicates the trend in loan delinquencies, by quarter, from September 30, 2008 to September 30, 2009.

	2009			2008
	At September 30	At June 30	At March 31	At December 31	At September 30
	(In thousands)
Loans Delinquent:
90 days or more:
Commercial loans	$15,220	$8,880	$762	$1,653	$3,920
Commercial real estate	10,049	11,724	3,133	—	6,785
Residential mortgages	269	346	1,166	1,353	399
Construction and land development loans	6,030	6,463	2,504	3,779	4,665
Consumer loans	—	17	27	27	78

	31,568	27,430	7,592	6,812	15,847

30-89 days:
Commercial loans	3,652	12,623	2,986	11,209	380
Commercial real estate	364	2,242	—	3,133	—
Residential mortgages	1,152	270	346	—	348
Construction and land development loans	2,215	—	6,409	10,725	7,975
Consumer loans	248	—	—	44	—

	7,631	15,135	9,741	25,111	8,703

Total Past Due(1):	$39,199	$42,565	$17,333	$31,923	$24,550

(1)	Past due balances include nonaccrual loans.

Total loan past due totaled $39.2 million at September 30, 2009, a decrease of $3.4 million, or 8%, as compared to $42.3 million at June 30, 2009. Loan delinquencies of 90 days or more totaled $31.6 million at September 30, 2009, an increase of $4.2 million, or 15%, as compared to $27.4 million at June 30, 2009, while loans 30 to 89 days delinquent declined to $7.6 million, at September 30, 2009, a decrease of $7.5 million, or 50%, as compared to $15.1 million at June 30, 2009.

Deposits

Average Balances of and Average Interest Rates Paid on Deposits.

Set forth below are the average amounts (in thousands of dollars) of, and the average rates paid on, deposits in the nine months ended September 30, 2009:

	Nine Months Ended September 30, 2009
	Average Balance	Average Rate
Noninterest-bearing demand deposits	$165,709	—
Interest-bearing checking accounts	26,036	0.61%
Money market and savings deposits	105,473	1.18%
Time deposits	604,152	3.68%

Average total deposits	$901,370	2.63%

Deposit Totals. Deposits totaled $858 million at September 30, 2009 as compared to $822 million at December 31, 2008. At September 30, 2009, noninterest-bearing deposits totaled $179 million and represented 21% of total deposits, as compared to $152 million and 19% of total deposits at December 31, 2008. At September 30, 2009, certificates of deposit in denominations of $100,000 or more totaled $384 million and represented 45% of total deposits, as compared to $326 million and 40% of total deposits at December 31, 2008. Due to the deterioration of the economy and continuing uncertainties as to the ultimate severity and duration of the economic recession and credit crisis, we decided to increase the Bank’s liquidity by increasing the volume of the time certificates of deposits in the first half of 2009, the proceeds of which were used primarily to reduce long term borrowings and to fund increases in loans and short-term interest-earning assets. During the third quarter of 2009, we were able to decrease the volume of our time deposits by $81 million to $549 million from $630 million at June 30, 2009, by replacing the cash provided by those deposits with cash from the sale of securities available for sale.

Set forth below, in thousands of dollars, is a maturity schedule of domestic time certificates of deposit outstanding at September 30, 2009:

	At September 30, 2009
	Certificates of Deposit Under $100,000	Certificates of Deposit of $100,000 or More
Maturities
Three months or less	$60,893	$189,793
Over three and through twelve months	76,820	143,110
Over twelve months	27,569	50,600

Total certificates of deposit	$165,282	$383,503

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

Our liquid assets, which included cash and due from banks, federal funds sold, interest earning deposits with financial institutions and unpledged securities available for sale (excluding Federal Reserve Bank and Federal Home Loan Bank stock) totaled $127 million, which represented 11.5% of total assets, at September 30, 2009.

Cash Flow Used in Operating Activities. We used net cash flow of $16.7 million from operating activities primarily to fund the net loss of $8.6 million in the nine months ended September 30, 2009, and to fund the origination of $39.1 million of mortgage loans, partially offset by $28.9 million in proceeds on sales of mortgage loans.

Cash Flow Provided by Investing Activities. In the nine months ended September 30, 2009, investing activities provided net cash of $46.5 million, comprised of cash from sales of securities available for sale totaling $187.7 million, $12 million received from maturities and interest on securities available for sale, substantially offset by purchases of a total of $136.6 million of securities available for sale and purchases by us of $16.6 million in time deposits at other financial institutions.

Cash Flow Used by Financing Activities. We used net cash flow of $45.9 million in financing activities during the nine months ended September 30, 2009, to fund a net decrease of $81.8 million in borrowings, partially offset by a net increase of $35.9 million in deposits.

Ratio of Loans to Deposits. The relationship between gross loans and total deposits can provide a useful measure of a bank’s liquidity. Since repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loan-to-deposit ratio the less liquid are our assets. On the other hand, since we realize greater yields on loans than we do on investments, a lower loan-to-deposit ratio can adversely affect interest income and earnings. As a result, our goal is to achieve a loan-to-deposit ratio that appropriately balances the requirements of liquidity and the need to generate a fair return on assets. At September 30, 2009 and December 31, 2008, the ratios of loans-to-deposits were 95% and 101%, respectively. The reduction in that ratio at September 30, 2009, as compared to December 31, 2008, was primarily attributable to our decision to increase our liquidity, which we believe was prudent due to the continuing economic recession and credit crisis and uncertainties as to their ultimate duration.

Off Balance Sheet Arrangements

Loan Commitments and Standby Letters of Credit. In order to meet the financing needs of our customers, in the normal course of business we make commitments to extend credit and issue standby commercial letters of credit to or for our customers. At September 30, 2009 and December 31, 2008, we were committed to fund certain loans, including letters of credit, amounting to approximately $216 million and $218 million, respectively.

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

Contractual Obligations

Borrowings. As a source of additional funds that we have used primarily to fund loans and to purchase other interest earning assets, and to provide us with a supplemental source of liquidity, we have obtained long and short term borrowings from the Federal Home Loan Bank (the “FHLB”). As of September 30, 2009, we had $17 million of outstanding long-term borrowings, with maturities in December 2010, and $135 million of outstanding short-term borrowings, with maturities ranging from November 2009 to June 2010 that we had obtained from the Federal Home Loan Bank. These borrowings have a weighted-average annualized interest rate of 4.11%. By comparison, as of December 31, 2008, we had $121 million of outstanding long-term borrowings and $104 million of outstanding short-term borrowings that we had obtained from the Federal Home Loan Bank, which, together with the securities sold under agreements to repurchase, had a weighted-average annualized interest rate of 3.78%.

At September 30, 2009, U.S. agency and mortgage backed securities, U.S. Government agency securities, collateralized mortgage obligations and time deposits with an aggregate fair market value of $98 million and $188 million of residential mortgage and other real estate secured loans were pledged to secure these Federal Home Loan Bank borrowings, repurchase agreements, local agency deposits, and treasury, tax and loan accounts.

The highest amount of borrowings that were outstanding at any month-end during the nine months ended September 30, 2009 consisted of $208 million of borrowings from the Federal Home Loan Bank and $13 million of overnight borrowings in the form of securities sold under repurchase agreements. During 2008, the highest amount of borrowings outstanding at any month-end consisted of $236 million of advances from the Federal Home Loan Bank and $13 million of overnight borrowings in the form of securities sold under repurchase agreements.

Junior Subordinated Debentures. Pursuant to rulings of the Federal Reserve Board, bank holding companies are permitted to issue long term subordinated debt instruments that will, subject to certain conditions, qualify as and, therefore, augment capital for regulatory purposes. At September 30, 2009, we had outstanding approximately $17.5 million principal amount of 30-year junior subordinated floating rate debentures (the “Debentures”). The Debentures are redeemable at our option, without premium or penalty, beginning five years after their respective original issue dates, and require quarterly interest payments. Subject to certain conditions, we have the right, at our discretion, to defer those interest payments for up to five years. However, we do not have any present plans to exercise this deferral right.

Set forth below is certain information regarding the terms of the Debentures that remained outstanding as of September 30, 2009:

Original Issue Dates	Principal Amount	Interest Rates	Maturity Dates
	(In thousands)
September 2002	$7,217	LIBOR plus 3.40%	September 2032
October 2004	10,310	LIBOR plus 2.00%	October 2034

Total	$17,527

Under the Federal Reserve Board rulings, the borrowings evidenced by the Debentures, which are subordinated to all of our other borrowings that are outstanding or which we may obtain in the future, are eligible (subject to certain dollar limitations) to qualify, and at September 30, 2009, all $17.5 million principal amount of those Debentures qualified, as Tier I capital for regulatory purposes. See discussion below under the subcaption “—Capital Resources-Regulatory Capital Requirements.”

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

The following is a summary of the major components of securities available for sale and a comparison of the amortized cost, estimated fair values and gross unrealized gains and losses, in thousands of dollars, as of September 30, 2009 and December 31, 2008:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
September 30, 2009
Securities Available For Sale:
US Treasury securities	$72,843	$133	$—	$72,976
Mortgage-backed securities issued by US agencies	12,457	65	(67)	12,455
Collateralized mortgage obligations issued by US agencies	6,829	—	(43)	6,786

Total securities issued or guaranteed by US government or US agencies	92,129	198	(110)	92,217
Municipal securities	14,180	149	(182)	14,147
Non-agency collateralized mortgage obligations	7,704	—	(1,337)	6,367
Asset-backed securities	2,737	—	(1,277)	1,460
Mutual fund	2,292	—	—	2,292

Total Securities Available For Sale	$119,042	$347	$(2,906)	$116,483

December 31, 2008
Securities Available For Sale:
US agencies and mortgage-backed securities	$126,065	$1,538	$(471)	$127,132
Collateralized mortgage obligations	425	4	—	429

Total government and agencies securities	126,490	1,542	(471)	127,561
Municipal securities	22,895	90	(1,523)	21,462
Non-agency collateralized mortgage obligations	10,278	—	(1,340)	8,938
Asset backed securities	1,237	—	—	1,237
Mutual fund	1,747	—	—	1,747

Total Securities Available For Sale	$162,647	$1,632	$(3,334)	$160,945

At September 30, 2009, U.S. agencies and mortgage backed securities, U.S. Government agency securities, collateralized mortgage obligations and time deposits with an aggregate fair market value of $108 million were pledged to secure Federal Home Loan Bank borrowings, repurchase agreements, local agency deposits, to secure lines of credit at our correspondent banks and treasury, tax and loan accounts.

The amortized cost, at September 30, 2009, of securities available for sale are shown, in thousands of dollars, in the following table, by contractual maturities and historical prepayments based on the prior three months of principal payments. Expected maturities will differ from contractual maturities and historical prepayments, particularly with respect to collateralized mortgage obligations, because borrowers may react to interest rate market conditions differently than the historical prepayment rates.

	September 30, 2009 Maturing in
	One year or less		Over one year through five years		Over five years through ten years		Over ten years		Total
	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield
	(Dollars in thousands)
Securities available for sale:
US Treasury securities	$72,843	0.49%	$—	—	$—	—	$—	—	$72,843	0.49%
US agency/mortgage- backed securities	3,805	2.36%	4,737	2.99%	1,739	3.72%	2,176	4.10%	12,457	3.10%
Agency collateralized mortgage obligations	—	—	—	—	2,980	4.81%	3,849	4.81%	6,829	4.81%
Non-agency collateralized mortgage obligations	1,421	4.75%	4,765	4.46%	1,518	4.38%	—	—	7,704	6.49%
Municipal securities	—	—	—	—	1,349	4.10%	12,831	4.26%	14,180	4.24%
Asset backed securities	—	—	—	—	—	—	2,737	1.18%	2,737	1.18%
Mutual funds	—	—	2,292	4.00%	—	—	—	—	2,292	4.00%

Total Securities Available for sale	$78,069	0.66%	$11,794	3.78%	$7,586	4.48%	$21,593	3.95%	$119,042	1.81%

The table below shows, as of September 30, 2009, the gross unrealized losses and fair values (in thousands of dollars) of our investments, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	Securities With Unrealized Loss as of September 30, 2009
	Less than 12 months		12 months or more		Total
(Dollars In thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
US agency mortgage backed securities	$1,630	$(19)	$4,163	$(48)	$5,793	$(67)
Agency collateralized mortgage obligations	6,786	(43)	—	—	6,786	(43)
Non agency collateralized mortgage obligations	2,677	(78)	3,690	(1,259)	6,367	(1,337)
Asset backed securities	—	—	1,460	(1,277)	1,460	(1,277)
Municipal securities	—	—	4,081	(182)	4,081	(182)

Total temporarily impaired securities	$11,093	$(140)	$13,394	$(2,766)	$24,487	$(2,906)

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

The following table sets forth the capital and capital ratios of the Company (on a consolidated basis) and the Bank (on a stand-alone basis) at September 30, 2009, as compared to the respective minimum regulatory requirements applicable to them.

			Applicable Federal Regulatory Requirement
	Actual		Capital Adequacy Purposes		To be Categorized Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total Capital to Risk Weighted Assets:
Company	$101,379	11.1%	$73,406	At least 8.0%	N/A	N/A
Bank	98,140	10.7%	73,306	At least 8.0%	$91,633	At least 10.0%
Tier 1 Capital to Risk Weighted Assets:
Company	$89,836	9.8%	$36,703	At least 4.0%	N/A	N/A
Bank	86,612	9.5%	36,653	At least 4.0%	$54,980	At least 6.0%
Tier 1 Capital to Average Assets:
Company	$89,836	7.6%	$47,421	At least 4.0%	N/A	N/A
Bank	86,612	7.3%	47,286	At least 4.0%	$59,107	At least 5.0%

At September 30, 2009 the Bank (on a stand-alone basis) continued to qualify as a well-capitalized institution, and the Company continued to exceed the minimum required capital ratios, under the capital adequacy guidelines described above. During the nine months ended September 30, 2009, the Company made a $16.0 million capital contribution to the Bank to offset decline in the Bank’s capital due to the losses incurred during that period and to better enable the Bank to absorb any additional loan losses that could occur as a result of economic and financial crisis in the United States and, at the same time, maintain its capital ratios above those required to qualify as a well capitalized banking institution for regulatory purposes.

The consolidated total capital and Tier 1 capital of the Company, at September 30, 2009, include an aggregate of $17.5 million principal amount of Junior Subordinated Debentures that we issued in 2002 and 2004. We contributed that amount to the Bank over a six year period ended December 31, 2008, thereby providing it with additional cash to fund the growth of its banking operations and, at the same time, to increase its total capital and Tier 1 capital.

As previously reported in a Current Report filed with the SEC on Form 8-K dated October 6, 2009, we have commenced a private offering, to a limited number of accredited investors (as defined in Regulation D under the Securities Act of 1933, as amended), of up to $15.5 million of a new issue of Series A Convertible 10% Cumulative Preferred Stock (the “Series A Shares”). Cumulative dividends will accrue on the Series A Shares at a rate of 10% per annum. Each Series A Share will be convertible at the option of its holder, at a conversion price of $7.65 per share, into approximately 13.07 shares of our common stock and, if not sooner converted, all of the Series A Shares will automatically convert into common stock at that same conversion price (as the same may be adjusted under certain anti-dilution provisions applicable to the Series A Shares) on the second anniversary of the original issue date of the Series A Shares (subject to a possible deferral of that automatic conversion date). A more detailed description of the rights, preferences and privileges of and restrictions of the Series A Shares is contained in that Current Report on Form 8-K and the foregoing summary is qualified by reference to that description.

We expect to use the proceeds from the sale of the Series A Shares for general corporate purposes, which will include making a capital contribution to Bank in order to increase its equity capital and to provide it with cash to fund additional loans and other interest-earning assets and meet working capital requirements.

The private offering is being made by us on a best efforts basis and we are not able, at this time, to make a prediction as to the amount of the Series A Shares that will be sold in the offering.

Dividend Policy. It continues to be the policy of the Board to retain earnings to support future growth and, at the present time, there are no plans to declare any cash dividends and it is unlikely that any dividends will be declared at least until economic conditions improve, we see a reduction in non-performing assets and the Company returns to profitability. Thereafter, the Board of Directors may consider the advisability of paying cash dividends. Any such decision will be based on a number of factors, including the Company’s recent and then expected future financial performance, its available cash and capital resources and any competing needs for capital or cash that the Company or the Bank may have. Moreover we will need to obtain the approval of the Federal Reserve Bank for any cash dividend we propose to pay. See Item 1A in Part II of this Report for a description of that requirement.

Share Repurchase Programs. In September 2005 and again in October 2008, our Board of Directors approved share repurchase programs because the Board had concluded that, at their then prevailing market prices, the Company’s shares represented an attractive investment opportunity that made share repurchases a good use of Company funds.

        Those programs provided that any share purchases would be made in the open market or in private transactions, in accordance with applicable Securities and Exchange Commission rules, when opportunities became available to purchase shares at prices believed to be attractive. We are under no obligation to repurchase any shares under either of these programs and the timing, actual number and value of shares that we may repurchased under these programs will depend on a number of factors, including our recent and future financial performance and available cash resources, competing uses for our corporate funds, prevailing market prices of our common stock and the number of shares that become available for sale at prices that we believe are attractive, as well as any regulatory requirements applicable to the Company.

These share repurchase programs do not have expiration dates. However, we may elect (i) to suspend share repurchases at any time or from time to time, or (ii) to terminate the programs prior to the repurchase of all of the shares authorized for repurchase under these programs. Between September 2005 and December 2008, we repurchased a total of 148,978 of our shares. No shares have been repurchased since December 2008 and there is no assurance that any additional shares will be repurchased under these programs.

Since share repurchases have the effect of reducing capital, we do not expect to make any significant share repurchases at least until economic and financial conditions improve, we see a reduction in nonperforming assets and the Company returns to profitability. Moreover, as is the case with cash dividends, we will need to obtain the approval of the Federal Reserve Bank and California Department of Financial Institutions to repurchase additional shares under these programs.

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

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our CEO and CFO, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any system of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

In accordance with SEC rules, an evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness, as of September 30, 2009, of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2009, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules of the Securities and Exchange Commission and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1	LEGAL PROCEEDINGS

James Laliberte, et al. vs. Pacific Mercantile Bank, filed in May 2003 in the California Superior Court for the County of Orange (Case No. 030007092). This lawsuit was initially filed as an individual action by two plaintiffs for alleged violations by the Bank of the Federal Truth in Lending Act (the “TILA”). The two plaintiffs subsequently amended their complaint on three occasions, between November 2003 and May 2005, seeking to convert their individual action into a class action suit and adding additional allegations and seeking rescission of all loans made to the members of the class and damages based on allegations of fraud in the inducement of certain loans, unfair business practices and violations of TILA. In each case, the Bank filed demurs in which the Bank asserted that the plaintiffs had failed to establish a legal basis for any recovery and in each case the trial court sustained the Bank’s demurs and dismissed the plaintiffs’ lawsuit. Plaintiffs subsequently appealed the trial court’s rulings. In January 2007, the appellate court, in a published decision, affirmed the trial court’s order dismissing the plaintiffs’ suit, finding that plaintiffs had no right to assert class-wide claims of rescission. Plaintiffs then appealed this decision to the U.S. Supreme Court which, in May 2007, denied plaintiffs’ petition for review, effectively sustaining the appellate court’s ruling.

Plaintiffs, abandoning their claims of fraud and unfair business practices on the part of the Bank, then filed a motion with the trial court for class certification limited to the TILA and certain related statutory claims. Following a hearing, in January 2008 the trial court denied the motion for class certification, finding that plaintiffs had not shown evidence that there were common questions of law or fact to justify certifying a class and had been unable to introduce any admissible evidence establishing that any statutory violations had occurred during the relevant class period. As a result of the trial court’s ruling, the two named plaintiffs were left only with individual claims for statutory damages under TILA, which would not have been material in amount.

However, in April 2008, plaintiffs filed an appeal of the trial court’s denial of their motion for class certification on the claims under TILA and certain other related statutory claims. In April 2009 the appellate court issued an order certifying plaintiff’s class action with respect to the TILA claims and remanded the case back to the trial court for further proceedings. As a result, although it has not yet done so, the trial court may set a trial date to adjudicate those claims. If the plaintiffs were to prevail in such a trial, they could recover damages of up to, but not to exceed, $500,000 and their attorneys’ fees in an amount that would be determined by the trial court. We believe that the Bank has strong defenses to the plaintiffs’ claims and will prevail at trial. However, because the trial is likely to be heard before a jury and the outcome of jury trials is inherently uncertain, it is not possible to predict, with any certainty, the ultimate outcome of the lawsuit.

We also are subject to legal actions that arise from time to time in the ordinary course of our business. Currently there are no other pending legal proceedings that we believe will become material to our financial condition or results of operations.

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

We are committed to taking these actions and resolving the issues raised in the MOU on a timely basis. Since completion of the December 31, 2008 regulatory examination, we have already taken actions to resolve or make progress on several of those issues and both the Company and the Bank continue to be well-capitalized institutions. However, our personnel costs have increased as we have had to employ additional experienced credit officers in order to meet certain of the requirements of the MOU and those increased costs contributed to the losses we have incurred in the second and third quarters of the current year and are expected to adversely affect our results of operations in the fourth quarter of 2009 and possibly also in the first half of 2010.

Moreover, if we were to fail to comply with the terms of the MOU, or the Reserve Bank or DFI believe that further regulatory action against us is necessary, we may be subject to further requirements to take corrective action, face further regulation and intervention and additional constraints on our business operations, any of which could have a material adverse effect on our results of operations, financial condition and business.

Additional Risks Posed by and Adverse Effects of the Economic Recession and Credit Crisis. The 2008 10-K contains a number of risk factors that discuss the impact of and the risks posed by the economic recession and credit crisis for our business and future results of operations. Due to the continuing economic recession, the increases in unemployment and the on-going credit crisis so far during 2009, like many other banks, we have experienced additional increases in loan delinquencies and nonperforming loans, not only in our real estate, but also in our commercial, loan portfolios that resulted in significant increases in loan losses in the first nine months of 2009. Those loan losses, coupled with the prospect that economic and market conditions will not improve significantly, if at all, at least until sometime in 2010, has led us (and many other banks) to significantly increase loan loss reserves by charges to income that caused us to incur a net loss of $8.6 million, or $0.82 per diluted share, in the nine months ended September 30, 2009. Moreover, there is no assurance that these adverse economic and market conditions will not require us to write off additional loans and, as a result, cause us incur additional losses during the balance of 2009 and possibly also in 2010.

The economic recession also has contributed to the substantial increases in our non-interest expenses and, therefore, also to losses we have incurred, so far in 2009. As described in Part I of this Report in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Results of Operations—Noninterest Expense”, during the nine months ended September 30, 2009 we incurred substantial increases in (i) professional fees in connection with the collection, and foreclosure of real properties securing, nonperforming loans and (ii) the carrying costs and costs of sales of real properties acquired by us on foreclosure of real properties. Also, like all other federally insured banks, the premiums we pay for FDIC deposit insurance have been substantially increased by the FDIC in an effort to increase their insurance funds that have been significantly depleted as a result of the failure so far in 2009 of more than 100 banking institutions as a result of the recession and credit crisis. We expect that these expenses will adversely affect our results of operations in the fourth quarter of 2009 and such expenses also could adversely affect our results of operations in 2010.

Risks of New Residential Mortgage Lending Business. During the quarter ended June 30, 2009, we commenced a new residential mortgage lending business pursuant to which we have begun originating and purchasing residential real estate mortgage loans that qualify for resale into the secondary mortgage market. The decision to commence that business is based on our belief that, beginning in 2009, there would be a substantial increase in the demand for conventional residential mortgage loans due to (i) the significant declines that have occurred in housing prices, particularly in Southern California, (ii) the decreases in prevailing interest rates, and (iii) the new federal income tax credit that will be available to first-time home buyers until April 2010. These conditions, we believe, make home ownership more affordable for consumers with good credit histories who had previously been shut out of the residential real estate market primarily by the high prices of homes and increasing interest rates prior to mid-2008. However, the commencement of our new mortgage lending business poses a number of potentially significant risks that could adversely affect our business and future financial performance. Those risks include, among others: the strain that the commencement of the new mortgage lending business will put on our cash and management resources; the risk that management’s time and efforts will be diverted from our existing banking business, which could hurt our operating results; the risk that our new mortgage lending business will not generate revenues in amounts sufficient to enable us to recover the substantial expenditures we have had to make to add experienced mortgage loan officers and administrators; the risk that our belief that the demand for residential mortgage loans will grow substantially will prove not to have been correct; and the risk that we will be unable to sell the mortgage loans we originate into the secondary mortgage market for amounts sufficient to cover the costs of that business if, for example, the interest rates prove to be volatile or the economic recession or ongoing credit crisis adversely affects the flow of funds into the secondary mortgage market. Accordingly, there is no assurance that our entry into the residential mortgage lending business will not hurt our earnings or cause us to incur losses in the future.

        Increased Reliance on Time Certificates of Deposits as a Source of Funds for our Business. The economic recession, and the reductions in the rates of interest that we are paying on savings and money market deposit accounts primarily as a result of the Federal Reserve Board’s monetary policies, have led customers to withdraw funds from such deposit accounts either to meet their operating or living expenses or to invest those funds in higher-yielding instruments or investments. As a result, in order to maintain our liquidity and fund increases in loans and other interest-earning assets, during 2009 we have relied more heavily on higher-cost time certificates of deposit to fund our operations and other cash requirements. While the interest cost to us of the increase in time certificates of deposit has largely been offset by the reductions in the rates of interest that we have had to pay on such deposits, attributable primarily to the monetary policies implemented by the Federal Reserve Board, our reliance on those higher cost deposits could adversely affect our net interest income and net interest margin and, therefore, our operating results in the future.

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

PACIFIC MERCANTILE BANCORP

Date: November 9, 2009	By:	/s/ NANCY A. GRAY
Nancy A. Gray, Chief Financial Officer

S-1

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

Exhibit 31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

E-1