Form 10-Q/A
period 2009-09-30
PACIFIC MERCANTILE BANCORP
filed 2010-03-18
CIK 1109546

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Pacific Mercantile Bancorp (“PMBC,” “we” or “us”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the period ended September 30, 2009, to restate our unaudited consolidated financial statements as of and for the three and nine months ended September 30, 2009 that were contained in the Form 10-Q that we filed with the Securities and Exchange Commission on November 9, 2009 (the “originally filed Form 10-Q”).

The restatement gives effect to an increase in the allowance for loan losses as of September 30, 2009 that was attributable to a redetermination of the amount of that allowance that gives greater weight to qualitative reserve factors than was given in the earlier determination of the amount of that allowance. This change in weighting of qualitative reserve factors was based on findings of the Federal Reserve Bank (the “FRB”) and the California Department of Financial Institutions (the “DFI”), reported to us in a letter dated January 13, 2010, that (i) additional weight should have been given to qualitative factors in assessing the adequacy of the allowance for loan losses as of September 30, 2009 and (ii) based on those qualitative factors the amount of that allowance, as of September 30, 2009, should have been approximately $3.3 million higher, or $20.5 million, rather than $17.2 million, as reported in our originally filed Form 10-Q for the quarter ended September 30, 2009.

As a result of that regulatory finding, at a January 29, 2010 meeting, the Audit Committee of our Board of Directors concluded that the Company’s previously filed unaudited consolidated financial statements as of and for the three and nine months ended September 30, 2009, included in our originally filed Form 10-Q for the quarter then ended, should be restated. The Audit Committee and members of our executive management discussed these matters with Squar, Milner, Peterson, Miranda & Williamson, LLP, our independent registered public accounting firm. As a result of that determination, on February 1, 2010, we filed a Current Report on Form 8-K with the SEC to report, pursuant to Item 4.02 thereof, the restatement and a resulting non-reliance on our previously reported unaudited consolidated financial statements as of and for the three and nine months ended September 30, 2009.

We have also reassessed the effectiveness of our disclosure controls and procedures and internal controls over financial reporting as of September 30, 2009. Based on that evaluation and due to the restatement of the unaudited consolidated financial statements as of and for the three and nine months ended September 30, 2009, we concluded that our disclosure controls and procedures were not effective as of September 30, 2009. That conclusion was primarily the result of a review and a reassessment of, and revisions that we have made, to our policies and procedures for evaluating the adequacy of our allowance for loan losses in light of the finding that greater weight needed to be given to qualitative factors in that evaluation process.

We also concluded that the under-weighting of qualitative reserve factors in the determination of the allowance for loan losses at September 30, 2009 constituted a material weakness in our internal control over financial reporting, because it resulted in a material misstatement of the amount of the allowance for loan losses at September 30, 2009. Accordingly, as described in Item 4 of Part I of this Amendment No. 1 on Form 10-Q/A, we have implemented corrective actions designed to prevent a recurrence of such a misstatement in the future.

The information in this Amendment No. 1 not only restates the unaudited consolidated financial statements that were contained in the originally filed Form 10-Q for the period ended September 30, 2009, but also amends other information in that Form 10-Q affected by the restatement. Therefore, this Amendment No. 1 should be read together with the originally filed Form 10-Q. On the other hand, this Amendment No. 1 does not update information or disclosures contained in the originally filed Form 10-Q that were not affected by the restatement. Accordingly, this Amendment No. 1 also should be read in conjunction with subsequent filings that we make with the Securities and Exchange Commission (the “SEC”) relating to our financial results for the year ended December 31, 2009, as information in such subsequent filings may update or supersede certain information contained in this Amendment No. 1.

Based on the foregoing, only the following items of the originally filed Form 10-Q for the period ended September 30, 2009 have been amended:

•	Part I — Financial Information:

•	Item 1 — Financial Statements;

•	Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations; and

•	Item 4 — Controls and Procedures.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed herewith as Exhibits 31.1, 31.2, 32.1 and 32.2 to this Amendment No.1 on Form 10-Q/A.

i

PACIFIC MERCANTILE BANCORP

AMENDMENT NO. 1

ON

FORM 10-Q/A

FOR

THE QUARTER ENDED SEPTEMBER 30, 2009

(ii)

PART I. – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands)

	September 30, 2009	December 31, 2008
	(Unaudited)
	(As Restated) (See Note 2)
ASSETS
Cash and due from banks	$11,051	$16,426
Interest bearing deposits with financial institutions	79,995	90,707

Cash and cash equivalents	91,046	107,133
Interest-bearing time deposits with financial institutions	16,800	198
Federal Reserve Bank and Federal Home Loan Bank Stock, at cost	13,603	13,420
Securities available for sale, at fair value	116,483	160,945
Loans held for sale, at lower of cost or market	10,598	—
Loans (net of allowances of $20,500 and $15,453, respectively)	814,332	828,041
Investment in unconsolidated subsidiaries	682	682
Other real estate owned	13,992	14,008
Accrued interest receivable	4,050	3,834
Premises and equipment, net	1,330	1,140
Other assets	25,663	34,658

Total Assets	$1,108,579	$1,164,059

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Noninterest-bearing	$179,270	$152,462
Interest-bearing	678,268	669,224

Total deposits	857,538	821,686
Borrowings	152,000	233,758
Accrued interest payable	1,629	2,850
Other liabilities	5,461	4,006
Junior subordinated debentures	17,527	17,527

Total liabilities	1,034,155	1,079,827

Commitments and Contingencies (Note 3)

Shareholders’ equity:
Preferred stock, no par value, 2,000,000 shares authorized, none issued	—	—
Common stock, no par value, 20,000,000 shares authorized, 10,434,665 shares issued and outstanding at September 30, 2009 and December 31, 2008	72,844	72,592
Retained earnings	3,162	12,831
Accumulated other comprehensive loss	(1,582)	(1,191)

Total shareholders’ equity	74,424	84,232

Total liabilities and shareholders’ equity	$1,108,579	$1,164,059

The accompanying notes are an integral part of these consolidated financial statements.

Part I. Item 1 (continued)

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(As Restated) (See Note 2)		(As Restated) (See Note 2)
Interest income:
Loans, including fees	$11,936	$12,456	$35,529	$37,582
Federal funds sold	—	177	—	796
Securities available for sale and stock	814	2,595	2,912	7,877
Interest-bearing deposits with financial institutions	129	2	373	7

Total interest income	12,879	15,230	38,814	46,262
Interest expense:
Deposits	5,701	5,508	17,699	17,459
Borrowings	1,794	2,738	5,922	8,420

Total interest expense	7,495	8,246	23,621	25,879

Net interest income	5,384	6,984	15,193	20,383
Provision for loan losses	3,790	1,625	13,833	5,441

Net interest income after provision for loan losses	1,594	5,359	1,360	14,942
Noninterest income
Total other-than-temporary impairment of securities	(787)	—	(787)	—
Portion of losses recognized in other comprehensive loss	704	—	704	—

Net impairment loss recognized in earnings	(83)	—	(83)	—
Service fees on deposits and other banking services	352	326	1,101	823
Mortgage banking (including net gains on sales of loans held for sale)	540	—	607	—
Net gain on sale of securities available for sale	446	127	2,334	1,259
Net loss on sale of other real estate owned	(147)	—	(145)	(40)
Other	367	251	776	547

Total noninterest income	1,475	704	4,590	2,589

Noninterest expense
Salaries and employee benefits	4,194	3,226	11,580	9,348
Occupancy	682	685	2,038	2,064
Equipment and furniture	313	252	868	818
Data processing	276	161	662	511
Professional fees	1,338	249	2,740	831
Customer expense	92	121	281	369
FDIC expense	683	166	1,933	478
Other real estate owned	1,170	65	1,689	494
Other operating expense	764	641	2,252	2,042

Total noninterest expense	9,512	5,566	24,043	16,955

Income (loss) before income taxes	(6,443)	497	(18,093)	576
Income tax provision (benefit)	(2,577)	143	(7,546)	51

Net income (loss)	$(3,866)	$354	$(10,547)	$525

Earnings (loss) per share
Basic	$(0.37)	$0.03	$(1.01)	$0.05
Diluted	(0.37)	0.03	(1.01)	0.05
Weighted average number of common shares outstanding:
Basic	10,434,665	10,475,471	10,434,665	10,481,558
Diluted	10,434,665	10,479,280	10,434,665	10,595,249
Dividends paid per common share	$—	$—	$—	$0.10

The accompanying notes are an integral part of these consolidated financial statements.

Part I. Item 1 (continued)

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(As Restated) (See Note 2)		(As Restated) (See Note 2)
Net income (loss)	$(3,866)	$354	$(10,547)	$525
Other comprehensive income (loss), net of tax:
Change in unrealized gain (loss) on securities available for sale, net of tax effect	140	176	(506)	(2,649)
Change in net unrealized gain and prior service benefit on supplemental executive retirement plan, net of tax effect	7	12	115	35

Total comprehensive income (loss)	$(3,719)	$542	$(10,938)	$(2,089)

The accompanying notes are an integral part of these consolidated financial statements.

Part I. Item 1. (continued)

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2009	2008
	(As Restated) (See Note 2)
Cash Flows From Operating Activities:
Net income (loss)	$(10,547)	$525
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	359	486
Provision for loan losses	13,833	5,441
Net amortization of premium on securities	1,104	213
Net gains on sales of securities available for sale	(2,334)	(1,259)
Mark to market loss adjustment of equity securities	—	25
Net gains on sales of mortgage loans held for sale	(311)	—
Proceeds from sales of mortgage loans held for sale	28,874	—
Originations and purchases of mortgage loans held for sale	(39,058)	—
Mark to market (gain) adjustment of loans held for sale	(166)	—
Increase in current taxes receivable	(2,662)	—
Net amortization of deferred fees and unearned income on loans	(141)	—
Net loss on sales of other real estate owned	145	40
Write down of other real estate owned	1,309	260
Stock-based compensation expense	252	466
Other than temporary impairment of securities	83	—
Changes in operating assets and liabilities:
Net (increase) decrease in accrued interest receivable	(216)	364
Net (increase) decrease in other assets and capitalized costs on other real estate owned	(1,460)	673
Net increase in deferred taxes	(6,129)	(2,693)
Net decrease in accrued interest payable	(1,221)	(706)
Net increase in other liabilities	1,650	267

Net cash (used in) provided by operating activities	(16,636)	4,102
Cash Flows From Investing Activities:
Net increase in interest-bearing deposits with financial institutions	(16,602)	—
Maturities of and principal payments received for securities available for sale and other stock	12,037	30,595
Purchase of securities available for sale and other stock	(136,596)	(118,453)
Proceeds from sale of securities available for sale and other stock	187,681	101,838
Proceeds from sales of other real estate owned	3,160	943
Net increase in loans	(2,676)	(70,897)
Purchases of premises and equipment	(549)	(48)

Net cash provided by (used in) in investing activities	46,455	(56,022)
Cash Flows From Financing Activities:
Net increase in deposits	35,852	44,035
Dividends paid	—	(1,049)
Net cash paid for share buyback	—	(353)
Net (decrease) increase in borrowings	(81,758)	39,901

Net cash (used in) provided by financing activities	(45,906)	82,534

Net (decrease) increase in cash and cash equivalents	(16,087)	30,614
Cash and Cash Equivalents, beginning of period	107,133	53,732

Cash and Cash Equivalents, end of period	$91,046	$84,346

The accompanying notes are an integral part of these consolidated financial statements.

Part I. Item 1 (continued)

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2009	2008
Supplementary Cash Flow Information:
Cash paid for interest on deposits and other borrowings	$24,698	$26,584
Cash paid for income taxes	—	$1,520

Non-Cash Investing Activities:
Net decrease in net unrealized losses and prior year service cost on supplemental employee retirement plan, net of tax	$115	$35
Net increase in net unrealized losses on securities held for sale, net of tax	(506)	$(2,649)
Transfer into other real estate owned	2,756	$6,775
Securities purchased and not settled	—	$9,877

The accompanying notes are an integral part of these consolidated financial statements.

Part I. Item 1 (continued)

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Amounts in thousands)

For The Nine Months Ended September 30, 2009

(Unaudited)

	Common Stock		Retained earnings	Accumulated other comprehensive income (loss)	Total
	Number of shares	Amount
Balance at December 31, 2008	10,435	$72,592	$12,831	$(1,191)	$84,232
Cumulative effect of adoption of accounting principle(1)	—	—	878	(878)	—
Stock based compensation expense	—	252	—	—	252
Net loss(2)	—	—	(10,547)	—	(10,547)
Change in unrealized gain on securities held for sale, net of tax	—	—	—	372	372
Change in unrealized expense on supplemental executive retirement plan, net of tax	—	—	—	115	115

Balance at September 30, 2009(2)	10,435	$72,844	$3,162	$(1,582)	$74,424

(1)	Impact on prior period of adopting ASC 320-10, Recognition and Presentation of Other-Than-Temporary-Impairments.
(2)	As restated (See Note 2).

The accompanying notes are an integral part of this consolidated financial statement.

Part I. Item 1. (continued)

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

1. Nature of Business

Pacific Mercantile Bancorp (“PMBC”) is a bank holding company which, through its wholly owned subsidiary, Pacific Mercantile Bank (the “Bank”), is engaged in the commercial banking business in Southern California. PMBC is registered as a one bank holding company under the United States Bank Holding Company Act of 1956, as amended. The Bank is chartered by the California Department of Financial Institutions (the “DFI”) and is a member of and subject to regulation by the Federal Reserve Bank of San Francisco (“FRB”). In addition, the deposit accounts of the Bank’s customers are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to the maximum amount allowed by law. PMBC and the Bank, together, shall sometimes be referred to in this report as the “Company” or as “we”, “us” or “our”.

Substantially all of our operations are conducted and substantially all our assets are owned by the Bank, which accounts for substantially all of our consolidated revenues and expenses, and results of operation. The Bank provides a full range of banking services to small and medium-size businesses, professionals and the general public in Orange, Los Angeles, San Bernardino and San Diego Counties of California and is subject to competition from other financial institutions and from financial services organizations conducting operations in those same markets.

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

2. Restatement of Previously Issued Financial Statements

We have restated our unaudited consolidated financial statements as of and for the three and nine months ended September 30, 2009. The allowance for loan losses and provision for loan losses were increased to give effect to a greater weighting to qualitative reserve factors by the Bank as part of a redetermination of its allowance for loan losses as of September 30, 2009. This change in weighting of qualitative reserve factors was based on findings of FRB and DPFI, reported to us in a letter dated January 13, 2010, that additional weight should have been given to qualitative factors in assessing the adequacy of the allowance for loan losses as of September 30, 2009. As a result of these findings, we concluded that the allowance for loan losses as of September 30, 2009 should be increased, by approximately $3.3 million, to $20.5 million.

	September 30, 2009
	As Reported	Adjustment	As Restated
	(In thousands)
Consolidated Statement of Financial Condition
Assets
Allowance for loan losses	$(17,180)	$(3,320)	$(20,500)
Loans, net of allowance for loan losses	817,652	(3,320)	814,332
Other Assets	24,297	1,366	25,663
Total Assets	1,110,533	(1,954)	1,108,579
Liabilities and Shareholders’ Equity
Retained earnings	$372	$(1,954)	$(1,582)
Total shareholders’equity	76,378	(1,954)	74,424
Total liabilities and shareholders’ equity	1,110,533	(1,954)	1,108,579

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.-)

2. Restatement of Previously Issued Financial Statements (Cont.-)

	Three Months Ended September 30,			Nine Months Ended September 30,
	As Reported	Adjustment	Restated	As Reported	Adjustment	Restated
	(In thousands)
Consolidated Statement of Operations
Provision for loan losses	$470	$3,320	$3,790	$10,513	$3,320	$13,833
Net interest income after provision for loan losses	$4,914	$(3,320)	$1,594	$4,680	$(3,320)	$1,360
Income (loss) before income taxes	$(3,123)	$(3,320)	$(6,443)	$(14,773)	$(3,320)	$(18,093)
Income tax provision (benefit)	(1,211)	(1,366)	(2,577)	(6,180)	(1,366)	(7,546)

Net income (loss)	$(1,912)	$(1,954)	$(3,866)	$(8,593)	$(1,954)	$(10,547)

Earnings (loss) per basic and diluted share	$(0.18)	$(0.19)	$(0.37)	$(0.82)	$(0.19)	$(1.01)

	Nine Months Ended September 30, 2009
	As Reported	Adjustment	Restated
	(In thousands)
Consolidated Statement of Cash Flows:
Net income (loss)	$(8,593)	$(1,954)	$(10,547)
Provision for loan losses	$10,513	$3,320	$13,833
Net increase in deferred taxes	$(4,763)	$(1,366)	$(6,129)

	September 30, 2009
	As Reported	Adjustment	Restated
	(In thousands)
Capital and Capital Ratios of the Company and the Bank
Total Capital to Risk Weighted Assets
Company Capital Amount	$101,379	$(2,137)	$99,242
Company Capital Ratio	11.1%	(0.1)	11.0%
Bank Capital Amount	$98,140	$(2,137)	$96,003
Bank Capital Ratio	10.7%	—	10.7%
Tier I Capital to Risk Weighted Assets
Company Capital Amount	$89,836	$(1,954)	$87,882
Company Capital Ratio	9.8%	—	9.8%
Bank Capital Amount	$86,612	$(1,954)	$84,658
Bank Capital Ratio	9.5%	(0.1)	9.4%
Tier I Capital To Average Assets
Company Capital Amount	$89,836	$(1,954)	$87,882
Company Capital Ratio	7.6%	(0.2)	7.4%
Bank Capital Amount	$86,612	$(1,954)	$84,658
Bank Capital Ratio	7.3%	(0.1)	7.2%

Certain amounts were also restated in Note 4 – “Income (Loss) Per Share,” Note 7 — “Income Taxes”, Note 8 — “Fair Value Measurement” and Note 10 — “Loans”.

3. Significant Accounting Policies, Recent Accounting Pronouncements, Commitments and Contingencies

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.-)

3. Significant Accounting Policies, Recent Accounting Pronouncements, Commitments and Contingencies (Cont.-)

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

In May 2009, the FASB issued ASC 855-10, which established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth 1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, 2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and 3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. In February 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements (“ASU 2010-09”). Effective for periodic filings with the SEC after February 23, 2010, ASU 2010-09 amended ASC 855-10 to eliminate the requirement that public companies (“SEC filers,” as defined) disclose the date through which subsequent events have been evaluated.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.-)

3. Significant Accounting Policies, Recent Accounting Pronouncements, Commitments and Contingencies (Cont.-)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.-)

4. Income (Loss) Per Share

Basic income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted income (loss) per common share reflects the potential dilution that would occur if stock options or other contracts to issue common stock were exercised or converted into shares of common stock which would share in our earnings. For the three and nine month periods ended September 30, 2009, stock options to purchase 1,155,244 shares were not considered in computing diluted loss per common share because they were antidilutive. For the three and nine month periods ended September 30, 2008, stock options to purchase 1,006,644 and 530,943 shares, respectively, were not considered in computing diluted earnings per common shares because they were antidilutive.

The following table illustrates our computation of basic and diluted income (loss) for the three and nine month periods ended September 30, 2009 and 2008.

(In thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	As Restated (See Note 2)		As Restated (See Note 2)
Net income (loss) available for common shareholders (A)	$(3,866)	$354	$(10,547)	$525

Weighted average outstanding shares of common stock (B)	10,435	10,475	10,435	10,482
Dilutive effect of employee stock options and warrants	—	4	—	113

Common stock and common stock equivalents (C)	10,435	10,479	10,435	10,595

Income (loss) per share:
Basic (A/B)	$(0.37)	$0.03	$(1.01)	$0.05
Diluted (A/C)	(0.37)	0.03	(1.01)	0.05

5. Stock-Based Employee Compensation Plans

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.-)

5. Stock-Based Employee Compensation Plans (Cont.-)

Under ASC 718-10, we (and other public companies in the United States) are required to recognize, in our financial statements, the fair value of the options or any restricted shares that we grant as compensation cost over their respective service (vesting) periods.

The fair values of the options that were outstanding under the 1999, 2004 and 2008 Plans were estimated as of their respective dates of grant using the Black-Scholes option-pricing model. For additional information regarding the Company’s stock based compensation plans, refer to Note 11—”Stock-based Compensation Plans” in the Notes to Consolidated Financial Statements included in the Company’s Form 10-K for the year ended December 31, 2008.

The following table summarizes the weighted average assumptions used for grants in the following periods:

Assumptions with respect to:	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008(1)	2009	2008(1)
Expected volatility	34%	30%	34%	30%
Risk-free interest rate	2.41%	3.74%	2.41%	3.53%
Expected dividends	0.26%	0.26%	0.26%	0.66%
Expected term (years)	6.9	6.9	6.9	6.9
Weighted average fair value of options granted during period	$1.41	$1.43	$1.39	$1.84

(1)	The Company did not grant stock options during the first quarter of 2008.

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

Range of Exercise Price	Options Outstanding as of September 30, 2009				Options Exercisable as of September 30, 2009
	Vested	Unvested	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Shares	Weighted- Average Exercise Price
$ 3.48 – $5.99	2,295	165,705	$3.72	9.26	2,295	$3.48
$ 6.00 – $9.99	507,301	10,000	7.32	1.21	507,301	7.33
$10.00 – $12.99	310,600	1,000	11.23	4.38	310,600	11.22
$13.00 – $17.99	98,140	39,203	15.07	6.09	98,140	15.05
$18.00 – $18.84	12,600	8,400	18.12	6.32	12,600	18.12

	930,936	224,308	$8.97	3.91	930,936	$9.58

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.-)

5. Stock-Based Employee Compensation Plans (Cont.-)

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

6. Employee Benefit Plan

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.-)

7. Income Taxes

The provision for income taxes was a benefit of $2.6 million and an expense of $143,000 for the three months ended September 30, 2009 and 2008, respectively, representing effective tax rates of 41% and 29% during those periods. The provision for income taxes was a benefit of $7.5 million and an expense of $51,000 for the nine months ended September 30, 2009 and 2008, respectively, representing effective tax rates of 42% and 9% during those periods. The Company applied an estimated annual effective tax rate to the year-to-date pre-tax earnings to derive the provision for income taxes for the three and nine months ended September 30, 2009 and 2008.

We recognize deferred tax assets and liabilities for the future tax consequences related to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax credits. Our deferred tax assets, net of a valuation allowance, totaled $9.6 million and $6.6 million as of September 30, 2009 and December 31, 2008, respectively. We evaluate our deferred tax assets for recoverability using a consistent approach which considers the relative impact of negative and positive evidence, including our historical profitability and projections of future taxable income. We are required to establish a valuation allowance for deferred tax assets and record a charge to income or stockholders’ equity if we determine, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets will not be realized. In evaluating the need for a valuation allowance, we estimate future taxable income based on management-approved business plans and ongoing tax planning strategies. This process involves significant management judgment about assumptions that are subject to change from period to period based on changes in tax laws or variances between our projected operating performance, our actual results and other factors. During the fourth quarter of 2008, we concluded that it was more likely than not that we would not generate sufficient future taxable income in the foreseeable future to realize all of our deferred tax assets. Our conclusion was based on our consideration of the relative weight of the available evidence, including the rapid deterioration of market and economic conditions, and the uncertainty of future market conditions on our results of operations. As a result, we recorded a $3.0 million valuation allowance to our deferred tax asset for the portion of the future tax benefit that more likely than not will not be utilized in the future. We did not, however, establish a valuation allowance for the deferred tax asset amount that is related to unrealized losses recorded through other comprehensive income on our available-for-sale securities. We believe this deferred tax amount is recoverable because we have the intent and ability to hold these securities until recovery of the unrealized loss amounts.

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

8. Fair Value Measurements

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

The following table shows the recorded amounts of assets measured at fair value on a recurring basis.

	At September 30, 2009 (in thousands)
	Total	Level 1	Level 2	Level 3
Assets at Fair Value:
Investment securities available for sale	$116,483	$2,292	$111,917	$2,274
Loans held for sale	—	—	—	—

Total assets at fair value on a recurring basis	$116,483	$2,292	$111,917	$2,274

The changes in Level 3 assets measured at fair value on a recurring basis are summarized in the following table:

Investment Securities Available for Sale (in thousands)
Balance of recurring Level 3 instruments at January 1, 2009	$1,237
Total gains or losses (realized/unrealized):
Included in earnings-realized	—
Included in earnings-unrealized (1)	(83)
Included in other comprehensive income	306
Purchases, sales, issuances and settlements, net	—
Transfers in and/or out of Level 3	814

Balance of recurring Level 3 assets at September 30, 2009	$2,274

(1)	Amount includes one non-agency collateralized mortgage obligation security that required assessment for other than temporary impairment and is reported as an other than temporary impairment loss in the noninterest income portion of the statements of operations. See Note 9 for more details.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.-)

8. Fair Value Measurement (Cont-)

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

Information regarding assets measured at fair value on a nonrecurring basis is set forth in the table below.

	At September 30, 2009
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets at Fair Value:
Loans(1)	$61,729	$—	$14,440	$47,289
Loans held for sale	10,598	—	—	10,598
Other assets(2)	13,992	—	13,992	—

Total(1)	$86,319	$—	$28,432	$57,887

(1)	As restated (See Note 2).
(2)	Includes foreclosed assets.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.-)

8. Fair Value Measurement (Cont-)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.-)

8. Fair Value Measurement (Cont-)

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

	September 30, 2009		December 31, 2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$91,046	$91,046	$107,133	$107,133
Interest-bearing deposits with financial institutions	16,800	16,800	198	198
Federal Reserve Bank and Federal Home Loan Bank stock	13,603	13,603	13,420	13,420
Securities available for sale	116,483	116,483	160,945	160,945
Loans held for sale	10,598	10,598	—	—
Loans, net(1)	814,332	803,520	828,041	821,339
Financial Liabilities:
Noninterest bearing deposits	179,270	179,270	152,462	152,462
Interest-bearing deposits	678,268	683,119	669,224	676,010
Borrowings	152,000	153,805	233,758	239,514
Junior subordinated debentures	17,527	17,527	17,527	17,527

(1)	As restated (See Note 2).

9. Investment Securities Available For Sale

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

9. Investment Securities Available for Sale (Cont-)

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

9. Investment Securities Available for Sale (Cont-)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.-)

9. Investment Securities Available for Sale (Cont-)

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

10. Loans

The composition of the Company’s loan portfolio as of September 30, 2009 and December 31, 2008 is as follows:

	September 30, 2009		December 31, 2008
	Amount	Percent	Amount	Percent
Commercial loans	$292,757	35.1%	$300,945	35.7%
Commercial real estate loans - owner occupied	181,135	21.7%	174,169	20.6%
Commercial real estate loans - all other	131,351	15.7%	127,528	15.1%
Residential mortgage loans - multi-family	103,690	12.4%	100,971	12.0%
Residential mortgage loans - single family	63,616	7.6%	65,127	7.7%
Construction loans	22,880	2.7%	32,528	3.9%
Land development loans	31,607	3.8%	33,283	3.9%
Consumer loans	8,164	1.0%	9,173	1.1%

Gross loans	835,200	100.0%	843,724	100.0%

Deferred fee (income) costs, net	(368)		(230)
Allowance for loan losses(1)	(20,500)		(15,453)

Loans, net(1)	$814,332		$828,041

(1)	Restated (See Note 2).

Changes in the allowance for loan losses for the nine months ended September 30, 2009 and the year ended December 31, 2008 are as follows:

	Nine Months Ended September 30, 2009	Year Ended December 31, 2008
Balance, beginning of period	$15,453	$6,126
Provision for loan losses(1)	13,833	21,685
Recoveries on loans previously charged off	116	80
Net, amounts charged off	(8,902)	(12,438)

Balance, end of period(1)	$20,500	$15,453

(1)	Restated (See Note 2)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.-)

10. Loans (Cont.-)

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009 Amounts	2008 Amounts	Percent Change	2009 Amounts	2008 Amounts	Percent Change
	As Restated(1)		As Restated(1)	As Restated(1)		As Restated(1)
Interest income	$12,879	$15,230	(15.4)%	$38,814	$46,262	(16.1)%
Interest expense	7,495	8,246	(9.1)%	23,621	25,879	(8.7)%

Net interest income	5,384	6,984	(22.9)%	15,193	20,383	(25.5)%

Provision for loan losses	3,790	1,625	133.2%	13,833	5,441	154.2%

Net interest income (loss) after provision for loan losses	1,594	5,359	(70.3)%	1,360	14,942	(90.9)%
Noninterest income	1,475	704	109.5%	4,590	2,589	77.3%
Noninterest expense	9,512	5,566	70.9%	24,043	16,955	41.8%

Income (loss) before income tax	(6,443)	497	N/M	(18,093)	576	N/M
Income tax (benefit) provision	(2,577)	143	N/M	(7,546)	51	N/M

Net income (loss)	$(3,866)	$354	N/M	$(10,547)	$525	N/M
Net income (loss) per diluted share	$(0.37)	$0.03	N/M	$(1.01)	$0.05	N/M
Weighted average number of diluted shares	10,434,665	10,479,280	N/M	10,434,665	10,595,249	(1.5)%

(1)	Certain of these amounts and percentages have been restated. See Note 2 to the unaudited Consolidated Financial Statements contained elsewhere in this report.

We incurred net losses of $3.9 million, or $0.37 per diluted share, and $10.5 million, or $1.01 per diluted share, in the three and nine month periods ended September 30, 2009, respectively, as compared to net income of $354,000, or $0.03 per diluted share, and $525,000, or $0.05 per diluted share, in the same three and nine month periods of 2008, respectively. The net losses in the three and nine months ended September 30, 2009 were primarily attributable to:

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

•

Increases, during the three and nine months ended September 30, 2009, in the provisions we made for loan losses of $2.2 million, or 133%, and $8.4 million, or 154%, to provide for (i) the increases that occurred in non-performing loans during that period and the risk of possible increases in non-performing loans in future months due to the continuing economic recession and credit crisis and the prospect that these conditions were not likely to improve significantly during the remainder of 2009. These increases in the provision for loan losses resulted in an increase in the amount of our allowance for loan losses to $20.5 million, or approximately 2.46% of loans outstanding, at September 30, 2009, as compared to $15.5 million, or 1.83%, of the loans outstanding at December 31, 2008.

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

The following table indicates the impact that the decreases in our net interest income and the net losses incurred in the three and nine months ended September 30, 2009 have had on our net interest margin and the returns on average assets and average equity during those periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	As Restated(1)		As Restated(1)
Net interest margin (2) (3)	1.88%	2.56%	1.76%	2.52%
Return on average assets (2)	(1.30)%	0.13%	(1.18)%	0.06%
Return on average shareholders’ equity (2)	(19.86)%	1.51%	(16.67)%	0.74%

(1)	Certain of these percentages have been restated. See Note 2 to the unaudited Consolidated Financial Statements contained elsewhere in this report.
(2)	Annualized.
(3)	Net interest income expressed as a percentage of total average interest earning assets.

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

For additional information regarding critical accounting policies, refer to Note 3—”Significant Accounting Policies” in the Notes to Consolidated Financial Statements and the sections captioned “Critical Accounting Policies” and “Allowance for Loan Losses” in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Form 10-K for the year ended December 31, 2008. There have been no significant changes in the Company’s application of accounting policies since December 31, 2008.

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

	Three Months Ended September 30,
	2009			2008
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
	As Restated(1)
Interest earning assets:
Short-term investments(2)	$148,568	$129	0.34%	$38,526	$179	1.85%
Securities available for sale and stock (3)	147,764	814	2.19%	228,814	2,595	4.51%
Loans	842,031	11,936	5.62%	813,514	12,456	6.09%

Total earning assets	1,138,363	12,879	4.49%	1,080,854	15,230	5.61%
Noninterest earning assets	48,957			35,681

Total Assets	$1,187,320			$1,116,535

Interest-bearing liabilities:
Interest-bearing checking accounts	$26,952	58	0.85%	$20,100	27	0.54%
Money market and savings accounts	113,350	348	1.22%	117,818	511	1.72%
Certificates of deposit	604,184	5,295	3.48%	450,079	4,969	4.39%
Other borrowings	163,164	1,648	4.01%	239,835	2,499	4.15%
Junior subordinated debentures	17,682	146	3.28%	17,682	240	5.40%

Total interest-bearing liabilities	925,332	7,495	3.24%	845,514	8,246	3.90%

Noninterest-bearing liabilities	184,753			178,177

Total Liabilities	1,110,085			1,023,691
Shareholders’ equity	77,233			92,844

Total Liabilities and Shareholders’ Equity	$1,187,320			$1,116,535

Net interest income		$5,384			$6,984

Interest rate spread			1.25%			1.71%

Net interest margin			1.88%			2.56%

(1)	Certain of these amounts have been restated. See Note 2 to the unaudited Consolidated Financial Statements contained elsewhere in this report.
(2)	Short-term investments consist of federal funds sold and interest bearing deposits with financial institutions.
(3)	Stock consists of Federal Home Loan Bank Stock and Federal Reserve Bank Stock.

The following table sets forth information regarding our average balance sheet, yields on interest earning assets, interest expense on interest-bearing liabilities, the interest rate spread and the interest rate margin for the nine months ended September 30, 2009 and 2008.

	Nine Months Ended September 30,
	2009			2008
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
	As Restated(1)
Interest earning assets:
Short-term investments(2)	$163,971	$373	0.30%	$47,923	$803	2.24%
Securities available for sale and stock (3)	147,791	2,912	2.63%	233,609	7,877	4.50%
Loans	845,363	35,529	5.62%	796,929	37,582	6.30%

Total earning assets	1,157,125	38,814	4.48%	1,078,461	46,262	5.73%
Noninterest earning assets	38,594			33,004

Total Assets	$1,195,719			$1,111,465

Interest-bearing liabilities:
Interest-bearing checking accounts	$26,036	118	0.61%	$19,555	81	0.56%
Money market and savings accounts	105,473	934	1.18%	140,495	2,230	2.12%
Certificates of deposit	604,152	16,647	3.68%	431,661	15,148	4.69%
Other borrowings	187,296	5,425	3.87%	229,607	7,633	4.44%
Junior subordinated debentures	17,682	497	3.75%	17,682	787	5.95%

Total interest-bearing liabilities	940,639	23,621	3.35%	839,000	25,879	4.11%

Noninterest-bearing liabilities	170,509			177,177

Total Liabilities	1,111,148			1,016,177
Shareholders’ equity	84,571			95,288

Total Liabilities and Shareholders’ Equity	$1,195,719			$1,111,465

Net interest income		$15,193			$20,383

Interest rate spread			1.13%			1.62%

Net interest margin			1.76%			2.52%

(1)	Certain of these amounts have been restated. See Note 2 to the unaudited Consolidated Financial Statements contained elsewhere in this report.
(2)	Short-term investments consist of federal funds sold and interest bearing deposits with financial institutions.
(3)	Stock consists of Federal Home Loan Bank Stock and Federal Reserve Bank Stock.

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

	Three Months Ended September 30, 2009 vs. 2008 Increase (decrease) due to:			Nine Months Ended September 30, 2009 vs. 2008 Increase (decrease) due to:
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)
Interest income:
Short-term investments(1)	$189	$(239)	$(50)	$705	$(1,135)	$(430)
Securities available for sale and stock (2)	(725)	(1,056)	(1,781)	(2,331)	(2,634)	(4,965)
Loans	437	(957)	(520)	2,181	(4,234)	(2,053)

Total earning assets	(99)	(2,252)	(2,351)	555	(8,003)	(7,448)
Interest expense:
Interest-bearing checking accounts	12	19	31	29	8	37
Money market and savings accounts	(19)	(144)	(163)	(468)	(828)	(1,296)
Certificates of deposit	1,494	(1,169)	325	5,195	(3,696)	1,499
Borrowings	(771)	(80)	(851)	(1,303)	(905)	(2,208)
Junior subordinated debentures	—	(93)	(93)	—	(290)	(290)

Total interest-bearing liabilities	716	(1,467)	(751)	3,453	(5,711)	(2,258)

Net interest income	$(815)	$(785)	$(1,600)	$(2,898)	$(2,292)	$(5,190)

(1)	Short-term investments consist of federal funds sold and interest bearing deposits with financial institutions.
(2)	Stock consists of Federal Home Loan Bank Stock and Federal Reserve Bank Stock.

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

Provision for Loan Losses

The failure of borrowers to repay their loans is an inherent risk of the banking business. Therefore, like virtually all banks and other lending institutions, we follow the practice of maintaining reserves (referred to as an “allowance”) to provide for loan losses that occur from time to time as an incidental part of the banking business. When it is determined that the payment in full of a loan has become unlikely, the carrying value of the loan is reduced to what management believes is its realizable value. This reduction, which is referred to as a loan “charge-off,” or “write-down” is charged against that allowance.

The amount of the allowance for loan losses is increased periodically (i) to replenish the allowance after it has been reduced due to loan charge-offs, (ii) to reflect changes in the volume of outstanding loans, and (iii) to take account of increases in the risk of potential future losses due to a deterioration in the condition of borrowers or in the value of property securing non–performing loans or adverse changes in economic conditions. Increases in the allowance for loan losses are made through a charge, recorded as an expense in the statement of operations, referred to as the “provision for loan losses.” Recoveries of loans previously charged-off are added back to the allowance and, therefore, have the effect of increasing the allowance and reducing the amount of the provision that might otherwise have had to be made to replenish or increase the allowance. See “—Financial Condition—Nonperforming Loans and Allowance for Loan Losses” below in this Section of this Report.

During the three and nine months ended September 30, 2009, we made provisions of $3.8 million and $13.8 million, respectively, for potential loan losses, as compared to $1.6 million and $5.4 million, respectively, in the respective corresponding periods of 2008. Those increases were made (i) to replenish the allowance for loan losses following net loan charge-offs of $3.8 million and $8.9 million, respectively, during those three and nine month periods of 2009, and (ii) to increase the allowance for loan losses to provide for the increase that occurred in non-accrual loans during the first nine months of 2009, and increases that we believe may occur in the foreseeable future. Nonaccrual loans increased to $59.6 million at September 30, 2009, as compared to $6.3 million at September 30, 2008, as a result of the continuing economic recession and credit crisis.

We employ economic models that are based on bank regulatory guidelines, industry standards and loss ratios and our own historical loss experience to evaluate and make judgments regarding the sufficiency of the allowance for loan losses and the amount of the provisions that are required to be made for potential loan losses. Those judgments are based on, among other things, our assessments and assumptions about trends in current economic conditions and other events that can affect the ability of borrowers to meet their loan obligations to us. The duration and effects of current economic trends or conditions, such as the current economic recession, are subject to a number of risks and uncertainties and changes that are outside of our ability to control. See “Financial Condition—Nonperforming Loans and Allowance for Loan Losses” below. If economic or market conditions were to worsen or unexpected subsequent events were to occur, causing our earlier assumptions regarding such matters to have been incorrect, it could become necessary for us to make additional provisions to increase the allowance for loan losses, which would have the effect of reducing our income.

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

Income Tax Provision (Benefit)

We recorded income tax benefits of $2.6 million and $7.5 million for the three and nine months ended September 30, 2009, respectively, as compared to income tax expense of $143,000 and $51,000, respectively, in the respective corresponding periods of 2008. The income tax benefits were due primarily to the pre-tax losses incurred in the three and nine months ended September 30, 2009.

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

	Three Months or Less	Over Three Through Twelve Months	Over One Year Through Five Years	Over Five Years	Non- Interest- Bearing	Total
	(Dollars in thousands)
Assets
Interest-bearing deposits in other financial institutions	$7,099	$9,701	$—	$—	$—	$16,800
Investment in unconsolidated trust subsidiaries	—	—	—	682	—	682
Securities available for sale	63,080	22,570	17,072	13,761	—	116,483
Federal Reserve Bank and Federal Home Loan Bank stock	13,603	—	—	—	—	13,603
Interest bearing deposits with financial institutions	79,995	—	—	—	—	79,995
Loans held for sale, at fair value	10,598	—	—	—	—	10,598
Loans, gross	369,054	72,610	323,393	69,825	—	834,882
Non-interest earning assets, net(1)	—	—	—	—	35,536	35,536

Total assets(1)	$543,429	$104,881	$340,465	$84,268	$35,536	$1,108,579

Liabilities and Shareholders Equity
Noninterest-bearing deposits	$—	$—	$—	$—	$179,270	$179,270
Interest-bearing deposits(2) (3)	295,474	313,127	69,667	—	—	678,268
Borrowings	31,000	114,000	7,000	—	—	152,000
Junior subordinated debentures	17,527	—	—	—	—	17,527
Other liabilities	—	—	—	—	7,090	7,090
Shareholders’ equity	—	—	—	—	74,424	74,424

Total liabilities and shareholders equity	$344,001	$427,127	$76,667	$—	$260,784	$1,108,579

Interest rate sensitivity gap	$199,428	$(322,246)	$263,798	$84,268	$(225,248)	$—

Cumulative interest rate sensitivity gap	$199,428	$(122,818)	$140,980	$225,248	$—	$—

Cumulative % of rate sensitive assets in maturity period	49%	58%	89%	97%	100%

Rate sensitive assets to rate sensitive liabilities and shareholders’ equity	158%	25%	444%	N/A	14%

Cumulative ratio	158%	84%	117%	127%	100%

(1)	Certain of these amounts have been restated. See Note 2 to the unaudited Consolidated Financial Statements contained elsewhere in this report.
(2)	Excludes savings accounts we maintain at the Bank totaling $3.9 million and maturing within three months of September 30, 2009.
(3)	Excludes a $250,000 certificate of deposit issued to us by the Bank, which matures within 12 months of September 30, 2009.

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

Financial Condition

Assets

Our total consolidated assets decreased by $53 million to $1.111 billion at September 30, 2009 from $1.164 billion at December 31, 2008, as we recognized gains by selling our securities available for sale during the nine months ended September 30, 2009. The following table sets forth the composition of our interest-earning assets (in thousands of dollars) at:

	September 30, 2009	December 31, 2008
Interest-bearing deposits with financial institutions(1)	$79,995	$90,707
Interest-bearing time deposits with financial institutions	16,800	198
Federal Reserve Bank and Federal Home Loan Bank Stock, at cost	13,603	13,420
Securities available for sale, at fair value	116,483	160,945
Loans held for sale, at lower of cost or market	10,598	—
Loans (net of allowances of $20,500 and $15,453, respectively)(2)	814,332	828,041

(1)	Includes interest-earning balances maintained at the Federal Reserve Bank of San Francisco.
(2)	The amount of the loans and allowance for loan losses at September 30, 2009 have been restated. See Note 2 to the unaudited Consolidated Financial Statements included elsewhere in this report.

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

Loans

The following table sets forth, in thousands of dollars, the composition, by loan category, of our loan portfolio at September 30, 2009 and December 31, 2008, respectively:

	September 30, 2009		December 31, 2008
	Amount	Percent	Amount	Percent
	As Restated(1)
Commercial loans	$292,757	35.1%	$300,945	35.7%
Commercial real estate loans - owner occupied	181,135	21.7%	174,169	20.6%
Commercial real estate loans - all other	131,351	15.7%	127,528	15.1%
Residential mortgage loans - multi- family	103,690	12.4%	100,971	12.0%
Residential mortgage loans - single-family	63,616	7.6%	65,127	7.7%
Construction loans	22,880	2.7%	32,528	3.9%
Land development loans	31,607	3.8%	33,283	3.9%
Consumer loans	8,164	1.0%	9,173	1.1%

Gross loans(2)	835,200	100.0%	843,724	100.0%

Deferred fee (income) costs, net	(368)		(230)
Allowance for loan losses	(20,500)		(15,453)

Loans, net	$814,332		$828,041

(1)	See Note 2 to the unaudited Consolidated Financial Statements included elsewhere in this report.
(2)	Although, as indicated by this table, the volume of loans outstanding at September 30, 2009 was lower than at December 31, 2008, the average volume of loans outstanding during the nine months ended September 30, 2009 totaled $848 million, as compared to (i) $796 million for the same nine months of 2008 and $745 million for the year ended December 31, 2008.

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

Nonperforming Loans and Allowance for Loan Losses

Nonperforming Loans. Non-performing loans consist of loans on non-accrual status, which include restructured loans for which there has not been a history of past performance on debt service in accordance with their contractual terms as restructured. Non-performing assets consist of non-performing loans and OREO, which consists of real properties which have been acquired by foreclosure or similar means and which management intends to offer for sale. Loans are placed on non-accrual status when, in the opinion of management, the full timely collection of principal or interest is in doubt. Generally, the accrual of interest is discontinued when principal or interest payments become more than 90 days past due, unless management believes the loan is adequately collateralized and in the process of collection. However, in certain instances, we may place a particular loan on non-accrual status earlier, depending upon the individual circumstances involved in loan’s delinquency. When a loan is placed on non-accrual status, previously accrued but unpaid interest is reversed against current income. Subsequent collections of cash are applied as principal reductions when received, except when the ultimate collectibility of principal is probable, in which case interest payments are credited to income. Non-accrual loans may be restored to accrual status when principal and interest become current and full repayment is expected. Interest income is recognized on the accrual basis for impaired loans not meeting the criteria for non-accrual.

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

The increase in non-performing loans was attributable primarily to the continuing economic recession which adversely affected the ability of some borrowers to meet their loan payment obligations and the tightening of available credit that has prevented such borrowers from refinancing their loans with us. However, of the $59.6 million of non-accrual loans at September 30, 2009, approximately $41.5 million, or 70%, were secured either directly or indirectly by real estate collateral which is expected to mitigate losses we might otherwise incur on those loans. We also have either charged off or set aside reserves specifically for these loans, based on recent appraisals of those properties. In addition, the remaining $18.1 million in nonaccrual loans are secured by other non-real estate collateral. There can be no assurance, however, that we will not incur losses in a greater amount on these loans, particularly if real property values continue to decline or the credit crisis makes it difficult to find buyers for these properties.

Loans that have been restructured remain in a non-accrual status unless and until there has been six months of satisfactory performance by the borrowers in accordance with the restructured terms of those loans, at which time the loans usually are returned to accrual status. At September 30, 2009, we had entered into loan restructuring agreements with respect to $19.8 million of loans carried on a non-accrual basis. If and to the extent that such loans perform as restructured for that six month period, they will be returned to accrual status.

On October 15, 2009, we completed the sale of an OREO property with a carrying value of $1.5 million. No material additional losses were recognized on that sale. On the other hand, as of September 30, 2009, we were in the process of foreclosing two other properties, collateralizing non-performing loans with an estimated current market value totaling approximately $2.1 million. As a result, we may incur losses on those properties before we can complete their sale.

Information Regarding Impaired Loans. A loan is deemed impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. At September 30, 2009, there were $62.0 million of loans deemed impaired as compared to $18.5 million at December 31, 2008. We had an average investment in impaired loans for the nine months ended September 30, 2009 of $49.8 million as compared to $17.8 million for the year ended December 31, 2008. The interest that would have been earned during the nine month period ended September 30, 2009 had the impaired loans remained current in accordance with their original terms was $1.7 million.

The following table sets forth the amount of impaired loans for which there is a related allowance for credit losses determined in accordance with ASC 310-10 and the amount of that allowance and the amount of impaired loans for which there is no allowance for credit losses, at September 30, 2009 and December 31, 2008:

Impaired Loans	September 30,2009			December 31, 2008
	(Dollars in thousands)
	Loans	Reserves for Loan Losses	% of Reserves to Loans	Loans	Reserves for Loan Losses	% of Reserves to Loans
Impaired loans with reserves	$22,771	$6,932	30.4%	$14,869	$2,084	14.0%
Impaired loans without reserves	38,958	—	—	3,662	—	—

Total impaired loans	$61,729	$6,932	11.2%	$18,531	$2,084	11.3%

Allowance for Loan Losses. The allowance for loan losses (the “Allowance”) at September 30, 2009 was $20.5 million, which represented approximately 2.46% of the loans outstanding at September 30, 2009, as compared to $15.5 million, or 1.83%, of the loans outstanding at December 31, 2008.

The adequacy of the Allowance is determined through periodic evaluations of the loan portfolio and other factors that can reasonably be expected to affect the ability of borrowers to meet their loan obligations. Those factors are inherently subjective as the process calls for various significant estimates and assumptions. Among other factors, the estimates involve the amounts and timing of expected future cash flows and fair value of collateral on impaired loans, estimated losses on loans based on historical loss experience and industry loss factors, various qualitative factors, and uncertainties in estimating losses and inherent risks in the various loan portfolios, which may be subject to substantial change.

The Allowance is first determined by assigning reserve ratios for all loans. All non-accrual loans and other loans classified as “special mention,” “substandard” or “doubtful” (“classified loans” or “classification categories”) are then assigned certain allocations according to type of loans, with greater reserve ratios or percentages applied to loans deemed to be of a higher risk. These ratios are determined based on prior loss history and industry guidelines and loss factors, by type of loan, adjusted for current economic factors.

On a quarterly basis, we utilize a classification migration model and individual loan review analysis tools as starting points for determining the adequacy of the Allowance. Our loss migration analysis tracks a certain number of quarters of loan loss history and industry loss factors to determine historical losses by classification category for each loan type, except certain loans (automobile, mortgage and credit cards), which are analyzed as homogeneous loan pools. These calculated loss factors are then applied to outstanding loan balances. We also conduct individual loan review analysis, as part of the Allowance allocation process, applying specific monitoring policies and procedures in analyzing the existing loan portfolios.

In determining whether and the extent to which we will make adjustments to our loan loss migration model for purposes of determining the Allowance, we also consider a number of qualitative factors that can affect the performance and the collectibility of the loans in our loan portfolio. Such qualitative factors include:

•	The effects of changes that we may make in our loan policies or underwriting standards on the quality of the loans and the risks in our loan portfolios;

•

Trends and changes in local, regional and national economic conditions, as well as changes in industry specific conditions, and any other reasonably foreseeable events that could affect the performance or the collectibility of the loans in our loan portfolios;

•	Material changes that may occur in the mix or in the volume of the loans in our loan portfolios that could alter, whether positively or negatively, the risk profile of those portfolios;

•

Changes in management or loan personnel or other circumstances that could, either positively or negatively, impact the application of our loan underwriting standards, the monitoring of nonperforming loans or our loan collection efforts;

•	Changes in the concentration of risk in the loan portfolio; and

•	External factors that, in addition to economic conditions, can affect the ability of borrowers to meet their loan obligations, such as fires, earthquakes and terrorist attacks.

Determining the effects that these qualitative factors may have on the performance of our loan portfolios requires numerous judgments, assumptions and estimates about conditions, trends and events which may subsequently prove to have been incorrect due to circumstances outside of our control. Moreover, the effects of qualitative factors such as these on the performance of our loan portfolios are often difficult to quantify. As a result, we may sustain loan losses in any particular period that are sizable in relation to the Allowance or that may even exceed the Allowance.

In response to the economic recession, which has resulted in increased and relatively persistent high rates of unemployment, and the credit crisis that has led to a severe tightening in the availability of credit, preventing borrowers from refinancing their loans, we have (i) implemented more stringent loan underwriting standards, (ii) strengthened loan underwriting and approval processes and (iii) added personnel with experience in addressing problem assets.

The following table compares the total amount of loans outstanding, and the allowance for loan losses, by loan category, in each case, in thousands of dollars, and certain related ratios, as of September 30, 2009 and June 30, 2009.

	September 30, 2009	December 31, 2008	Increase/ (Decrease)
			December 31, 2008 to September 30, 2009
	As Restated(1)		As Restated(1)
Loan Categories:
Commercial loans	$292,757	$300,945	$(8,188)
Loans impaired(2)	$24,481	$7,342	$17,139
Loans 90 days past due	$15,220	$1,653	$13,567
Loans 30 days past due	$3,652	$11,209	$(7,557)
Allowance for loan losses
General component	$5,007	$6,974	$(1,967)
Specific component(2)	4,692	560	4,132

Total allowance	$9,699	$7,534	$2,165
Ratio of allowance to loan category	3.31%	2.50%	0.81%

Real estate loans:	$416,176	$402,668	$13,508
Loans impaired(2)	$20,689	—	$20,689
Loans 90 days past due	$10,049	—	$10,049
Loans 30 days past due	$364	$3,133	$(2,769)
Allowance for loan losses
General component	$6,102	$3,912	$2,190
Specific component (2)	2,069	456	1,613

Total allowance	$8,171	$4,368	$3,803
Ratio of allowance to loan category	1.96%	1.08%	0.88%

Construction loans and land development	$54,487	$65,811	$(11,324)
Loans impaired(2)	$15,008	$7,555	$7,453
Loans 90 days past due	$6,030	$3,779	$2,251
Loans 30 days past due	$2,215	$10,725	$(8,510)
Allowance for loan losses
General component	$1,858	$1,591	$267
Specific component(2)	5	995	(990)

Total allowance	$1,863	$2,586	$(723)
Ratio of allowance to loan category	3.42%	3.93%	(0.51)%

Consumer loans	$71,780	$74,300	$(2,520)
Loans impaired(2)	$1,820	$3,634	$(1,814)
Loans 90 days past due	$269	$1,380	$(1,111)
Loans 30 days past due	$1,400	$44	$1,356
Allowance for loan losses
General component	$601	$892	$(291)
Specific component(2)	166	73	93

Total allowance	$767	$965	$(198)
Ratio of allowance to loan category	1.07%	1.30%	(0.23)%

Total loans outstanding	$835,200	$843,724	$(8,524)
Loans impaired(2)	$61,998	$18,531	$43,467
Loans 90 days past due	$31,568	$6,812	$24,756
Loans 30 days past due	$7,631	$25,111	$(17,480)
Allowance for loan losses
General component	$13,568	$13,369	$199
Specific component(2)	6,932	2,084	4,848

Total allowance	$20,500	$15,453	$5,047
Ratio of allowance to total loans outstanding	2.46%	1.83%	0.63%

(1)	See Note 2 to our unaudited Consolidated Financial Statements included elsewhere in this report.
(2)	Amounts in impaired loans and in specific components include nonperforming delinquent loans.

Set forth below is a summary, in thousands of dollars, of the transactions in the allowance for loan losses for the three and nine months ended September 30, 2009 and the year ended December 31, 2008:

	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009	Year Ended December 31, 2008
	As Restated(1)	As Restated(1)
Balance, beginning of period	$20,442	$15,453	$6,126
Provision for loan losses	3,790	13,833	21,685
Recoveries on loans previously charged off	21	116	80
Amounts charged off	(3,753)	(8,902)	(12,438)

Balance, end of period	$20,500	$20,500	$15,453

(1)	See Note 2 to the unaudited Consolidated Financial Statements included elsewhere in this Report.

The table below indicates the trend in loan delinquencies, by quarter, from September 30, 2008 to September 30, 2009.

	2009			2008
	At September 30	At June 30	At March 31	At December 31	At September 30
	(In thousands)
Loans Delinquent:
90 days or more:
Commercial loans	$15,220	$8,880	$762	$1,653	$3,920
Commercial real estate	10,049	11,724	3,133	—	6,785
Residential mortgages	269	346	1,166	1,353	399
Construction and land development loans	6,030	6,463	2,504	3,779	4,665
Consumer loans	—	17	27	27	78

	31,568	27,430	7,592	6,812	15,847

30-89 days:
Commercial loans	3,652	12,623	2,986	11,209	380
Commercial real estate	364	2,242	—	3,133	—
Residential mortgages	1,152	270	346	—	348
Construction and land development loans	2,215	—	6,409	10,725	7,975
Consumer loans	248	—	—	44	—

	7,631	15,135	9,741	25,111	8,703

Total Past Due (1):	$39,199	$42,565	$17,333	$31,923	$24,550

(1)	Past due balances include nonaccrual loans.

Total loan past due declined by $3.4 million, or 8%, to $39.2 million at September 30, 2009, from $42.3 million at June 30, 2009. Loans 90 days or more delinquent increased by $4.2 million, or 15%, to $31.6 million at September 30, 2009, from $27.4 million at June 30, 2009, while loans 30 to 89 days delinquent declined by $7.5 million, or 50%, to $7.6 million at September 30, 2009, down from $15.1 million at June 30, 2009. We believe that this decline represents a positive trend which, if it continues, could lead to a decrease in non-accrual loans during 2010. There is no assurance, however, that such a decrease will, in fact, occur, as the future direction of the economy and the speed of the economic recovery remain uncertain. Moreover, we are not yet able to determine the extent of the impact that this trend will have on our future operating results.

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

			Applicable Minimum Federal Regulatory Requirement
	Actual		For Capital Adequacy Purposes		To be Categorized Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
	As Restated(1)		As Restated(1)		As Restated(1)
Total Capital to Risk Weighted Assets:
Company	$99,242	11.0%	$71,955	At least 8.0%	N/A	N/A
Bank	96,003	10.7%	71,856	At least 8.0%	$89,819	At least 10.0%
Tier 1 Capital to Risk Weighted Assets:
Company	$87,882	9.8%	$35,978	At least 4.0%	N/A	N/A
Bank	84,658	9.4%	35,928	At least 4.0%	$53,892	At least 6.0%
Tier 1 Capital to Average Assets:
Company	$87,882	7.4%	$47,294	At least 4.0%	N/A	N/A
Bank	84,658	7.2%	47,159	At least 4.0%	$58,949	At least 5.0%

(1)	These amounts and percentages have been restated. See Note 2 to the unaudited Consolidated Financial Statements included elsewhere in this report.

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

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

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

In accordance with SEC rules, an evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness, as of September 30, 2009, of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, we concluded that our disclosure controls and procedures were not effective as of September 30, 2009. Our conclusion was primarily related to the methodologies we used to assess the adequacy of the allowance for loan losses, and, corresponding, the amount of the provision we made for loans losses, at September 30, 2009. We concluded that those methodologies relied too heavily on quantitative, and did not take full account of qualitative, measures in determining the adequacy of the allowance for loan losses.

Changes in Internal Control over Financial Reporting

On January 29, 2010, the Company determined that it was necessary to restate its previously issued unaudited consolidated financial statements as of and for the three and nine months ended September 30, 2009 and, for that reason, those consolidated financial statements should no longer be relied upon. As is described in the Explanatory Note to this Amendment No. 1 on Form 10-Q/A, the restatement was the result of a determination that greater weight should have been given to qualitative reserve factors in determining the allowance for loan losses at September 30, 2009.

In connection with that restatement, management reassessed, and identified a material weakness in, the Company’s internal control over financial reporting. A material weakness is defined as a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. That material weakness involved an under-weighting of qualitative reserve factors, such as the continuing economic recession and, in particular, the high unemployment rates in California, in determining the amount of the allowance for loan losses, which resulted in a material misstatement in the previously reported amount of that allowance as of September 30, 2009.

Remediation

In order to address and correct the material weakness identified above, our management has modified its policies and procedures for assessing the adequacy of the Company’s allowance for loan losses to give greater weight to the impact that qualitative factors, such as those described earlier in this report, can reasonably be expected to have on the performance and collectibility of loans in our loan portfolio. See “Item 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Nonperforming Loans and Allowance for Loan Losses.

There were no changes in our internal control over financial reporting, other than those described above, during the three months ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 6.	EXHIBITS

The following documents are filed as Exhibits to the Quarterly Report on Form 10-Q/A:

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Quarterly Report on Form 10-Q/A to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC MERCANTILE BANCORP

Date: March 16, 2010	By:	/S/ NANCY A. GRAY
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