Form 10-K
period 2009-12-31
PACIFIC MERCANTILE BANCORP
filed 2010-04-01
CIK 1109546

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐.

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Securities Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

The aggregate market value of voting shares held by non-affiliates of registrant as of June 30, 2009, which was determined on the basis of the closing price of registrant’s shares on that date, was approximately $41,775,000.

As of March 24, 2010, there were 10,434,665 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Except as otherwise stated therein, Part III of the Form 10-K is incorporated by reference from the Registrant’s Definitive Proxy Statement which is expected to be filed with the Commission on or before April 30, 2010 for its 2010 Annual Meeting of Shareholders.

PACIFIC MERCANTILE BANCORP

ANNUAL REPORT ON FORM 10K

FOR THE YEAR ENDED DECEMBER 31, 2009

i

FORWARD LOOKING STATEMENTS

Statements contained in this Report that are not historical facts or that discuss our expectations, beliefs or views regarding our future operations or future financial performance, or financial or other trends in our business or markets, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. Often, they include the words “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “project,” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could,” or “may.” The information contained in such forward-looking statements is based on current information and assumptions about future events over which we do not have control and our business is subject to a number of risks and uncertainties that could cause our financial condition or actual operating results in the future to differ significantly from our expected financial condition or operating results that are set forth in those forward-looking statements. See Item 1A “Risk Factors” in this Report.

Due to these risks and uncertainties, readers are cautioned not to place undue reliance on forward-looking statements contained in this Report, which speak only as of the date of this Annual Report. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may otherwise be required by applicable law or NASDAQ rules.

PART I

ITEM 1.	BUSINESS

Background

Pacific Mercantile Bancorp is a California corporation that owns 100% of the stock of Pacific Mercantile Bank, a California state chartered commercial bank (which, for convenience, will sometimes be referred to in this report as the “Bank”). The capital stock of the Bank is our principal asset and substantially all of our business operations are conducted by the Bank which, as a result, accounts for substantially all of our revenues and income. As the owner of a commercial bank, Pacific Mercantile Bancorp is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (the “Bank Holding Company Act”) and, as such, our operations are regulated by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). See “Supervision and Regulation” below in this Report. For ease of reference, we will sometimes use the terms “Company,” “we” or “us” in this Report to refer to Pacific Mercantile Bancorp on a consolidated basis and “PM Bancorp” or the “Bancorp” to refer to Pacific Mercantile Bancorp on a “stand-alone” or unconsolidated basis.

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

At December 31, 2009, our total assets, net loans (which exclude loans held for sale) and total deposits had grown to $1.201 billion, $813 million and $960 million, respectively. Additionally, as of that date a total of approximately 11,000 deposit accounts were being maintained at the Bank by our customers, of which approximately 35% were business customers. Currently we operate eight full service commercial banking offices (which we refer to as “financial centers”) and an internet banking branch at www.pmbank.com. Due to the Bank’s internet presence, the Bank has customers who are located in 50 states and the District of Columbia, although the vast majority of our customers are located in Southern California.

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

Banking and Financial Center	County	Date Opened for Business
San Juan Capistrano, California(1)	Orange	August 1999
Costa Mesa, California	Orange	June 2001
Beverly Hills, California	Los Angeles	July 2001
La Jolla, California	San Diego	June 2002
La Habra, California	Orange	September 2003
Long Beach, California	Los Angeles	September 2004
Ontario, California	San Bernardino	July 2005

(1)	This office was originally opened in San Clemente, California, and was relocated to San Juan Capistrano in 2006.

According to data published by the FDIC, at December 31, 2009 there were approximately 152 commercial banks operating with banking offices located in the counties of Los Angeles, Orange, San Diego, Riverside and San Bernardino in Southern California. Of those commercial banks, 16 had assets in excess of $2 billion; 113 had assets under $500 million (which are often referred to as “community banks”); 16 had assets between $500 million and $1 billion, and 7, including our Bank, had assets ranging between $1 billion and $2 billion. As a result, we believe that we are well-positioned to achieve further growth in Southern California.

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

•

We continue to review and analyze additional opportunities to further enhance our profitability including a return in 2009 to business of originating single family mortgage loans that qualify for resale into the secondary mortgage market.

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

During the second quarter of 2009, we commenced a new mortgage banking business to originate residential real estate mortgage loans for resale into the secondary mortgage markets.

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

The following table sets forth information regarding the composition, by type deposits maintained by our customers during the year ended and as of December 31, 2009:

	Year-to-Date Average Balance December 31, 2009	Balance at December 31, 2009
	(In thousands)
Type of Deposit
Noninterest-bearing checking accounts	$165,709	$183,789
Interest-bearing checking accounts(1)	28,136	40,238
Money market and savings deposits(1)	108,583	114,730
Certificates of deposit(2)	594,885	621,681

Totals	$897,313	$960,438

(1)

Includes savings accounts and money market accounts. Excludes money market deposits maintained at the Bank by PM Bancorp with an annual average balance of $6.3 million for the year ended and a balance of $7.0 million at December 31, 2009.

(2)

Comprised of time certificates of deposit in varying denominations under and over $100,000. Excludes certificates of deposit maintained by PM Bancorp at the Bank with an average balance of $250,000 for the year ended and a balance at December 31, 2009 of $250,000.

Loan Products

We offer our customers a number of different loan products, including commercial loans and credit lines, accounts receivable and inventory financing, SBA guaranteed business loans, commercial real estate and consumer loans. The following table sets forth the types and the amounts of our loans that were outstanding:

	At December 31, 2009
	Amount	Percent of Total
	(Dollars in thousands)
Commercial loans	$290,406	34.8%
Commercial real estate loans – owner occupied	179,682	21.5%
Commercial real estate loans – all other	135,152	16.2%
Residential mortgage loans – multi-family	101,961	12.2%
Residential mortgage loans – single family	67,023	8.0%
Construction loans	20,443	2.6%
Land development loans	30,042	3.6%
Consumer loans	9,370	1.1%

Gross loans	$834,079	100.0%

Commercial Loans

The commercial loans we offer generally include short-term secured and unsecured business and commercial loans with maturities ranging from 12 to 24 months, accounts receivable financing for terms of up to 18 months, equipment and automobile term loans and leases which generally amortize over a period of up to 7 years, and SBA guaranteed business loans with terms of up to 10 years. The interest rates on these loans generally are adjustable and usually are indexed to The Wall Street Journal’s prime rate. However, since 2003 it generally has been our practice to establish an interest rate floor on a best effort basis on our commercial loans, generally ranging from 5.0% to 6.0%. In order to mitigate the risk of borrower default, we generally require collateral to support the credit or, in the case of loans made to businesses, personal guarantees from their owners, or both. In addition, all such loans must have well-defined primary and secondary sources of repayment. Generally, lines of credit are granted for no more than a 12-month period.

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

Customers desiring to obtain a commercial real estate loans are required to have good payment records with a debt coverage ratio generally of at least 1.25 to 1. In addition, we require adequate insurance on the properties securing those loans to protect the collateral value. These loans are generally adjustable rate loans with interest rates tied to a variety of independent indexes. However, in some instances, the interest rates on these loans are fixed for an initial five year period and then adjust thereafter based on an applicable index. These loans are generally written for terms of up to 10 years, with loan-to-value ratios of not more than 75% in the case of owner occupied properties and 65% on non-owner occupied properties.

Residential Mortgage Loans

Residential mortgage loans consist primarily of loans that are secured by first trust deeds on apartment buildings or other multi-family dwellings. The Bank makes loans secured by single-family residential properties which are held for sale. The Bank will generate a minimum percentage of loans held for investment. The majority of loans are held for sale to third-party investors.

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

Single-family mortgages consist principally of fixed adjustable rate mortgages, except that some of the loans have fixed interest rates for the initial five years of the loan term and adjust thereafter. The majority of these loans have been made to finance the purchase of, or it refinance of existing loans on, owner-occupied homes.

Real Estate Construction and Land Development Loans

The Bank is not currently active in construction lending.

Consumer Loans

We offer a variety of loan and credit products to consumers including personal installment loans, lines of credit, credit cards, and to high net-worth individuals for estate planning based upon cash surrender value life insurance. We design these products to meet the needs of our customers, and some are made at fixed rates of interest and others at adjustable rates of interest. Consumer loans often entail greater risk than real estate mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles, that may not provide an adequate source of repayment in the event of a default by the consumer. Consumer loan collections are dependent on the borrower’s ongoing financial stability. Furthermore, in the event a consumer files for bankruptcy protection, the bankruptcy and insolvency laws may limit the amount which can be recovered on such loans. To qualify for a consumer loan a prospective borrower must have a good payment record and, typically, debt ratios of not more than 45%.

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

Business Banking Services

We offer various banking and financial services designed primarily for our business banking customers. Those services include:

•

Financial management tools and services that include multiple account control, account analysis, transaction security and verification, wire transfers, bill payment, payroll and lock box services, most of which are available at our Internet website, www.pmbank.com; and

•

Automated clearinghouse (ACH) origination services which enable businesses that charge for their services or products on a recurring monthly or other periodic basis, to obtain payment from their customers through an automatic, pre-authorized debit from their customers’ bank accounts anywhere in the United States.

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

We believe the risk of fraud presented by providing internet banking services is not materially different from the risk of fraud inherent in any banking relationship. Potential security breaches can arise from any of the following circumstances:

•	misappropriation of a customer’s account number or password;

•	compromise of the customer’s computer system (s);

•	penetration of our servers by an outside “hacker;”

•	fraud committed by a new customer in completing his or her loan application or opening a deposit account with us; and

•	fraud committed by employees or service providers.

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

Competition

Competitive Conditions in the Traditional Banking Environment

The banking business in California generally, and in our service area in particular, is highly competitive and is dominated by a relatively small number of large multi-state and California-based banks that have numerous banking offices operating over wide geographic areas. We compete for deposits and loans with those banks, with community banks that are based or have branch offices in our market areas, and with savings banks (also sometimes referred to as “thrifts”), credit unions, money market and other mutual funds, stock brokerage firms, insurance companies, and other traditional and nontraditional financial service organizations. We also compete for customers’ funds with governmental and private entities issuing debt or equity securities or other forms of investments which may offer different and potentially higher yields than those available through bank deposits.

Major financial institutions that operate throughout California and that have offices in our service areas include Bank of America, Wells Fargo Bank, Chase, Union Bank of California, Bank of the West, U. S. Bancorp, Comerica Bank and Citibank. Larger independent banks and other financial institutions with offices in our service areas include, among others, OneWest Bank, City National Bank, Citizens Business Bank, Manufacturers Bank, and California Bank and Trust.

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

Economic Conditions and Recent Legislation and Other Government Actions. The United States is experiencing a severe economic recession, which is reported to have begun at the end of 2007 and has created wide ranging consequences and difficulties for the banking and financial services industry, in particular, and the economy in general. The recession led to significant write-downs of the assets and an erosion of the capital of a large number of banks and other lending and financial institutions which, in turn, have significantly and adversely affected the operating results of banking and other financial institutions, many of which have reported losses for 2008 and 2009, and led to steep declines in their stock prices. In addition, bank regulatory agencies have been very aggressive in responding to concerns and trends identified in their bank examinations, which has resulted in the increased issuance of enforcement orders requiring action to address credit quality, liquidity and risk management and capital adequacy, as well as other safety and soundness concerns. All of these conditions, moreover, have led the U.S. Congress, the U.S. Treasury Department and the federal banking regulators, including the FDIC, to take broad actions, commencing in early September 2008, to address systemic risks and volatility in the U.S. banking system.

In October 2008, the Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted which, among other measures, authorized the Secretary of the Treasury to establish the Troubled Asset Relief Program (“TARP”). EESA gives broad authority to Treasury to purchase, manage, modify, sell and insure the troubled mortgage related assets that triggered the current economic crisis as well as other “troubled assets.” EESA includes additional provisions directed at bolstering the economy, including, among other things:

•	Authority for the Federal Reserve to pay interest on depository institution balances;

•	Mortgage loss mitigation and homeowner protection; and

•	A temporary increase in FDIC insurance coverage from $100,000 to $250,000 through December 31, 2013;

Under the TARP, the Treasury has created a capital purchase program (“CPP”), pursuant to which it is providing access to capital to financial institutions through a standardized program to acquire preferred stock (accompanied by warrants) from eligible financial institutions that would serve as Tier 1 capital. We have elected not to participate in the CPP.

In addition, participating banks and bank holding companies participating in Tarp are required to adopt certain restrictions with respect to the payment of executive compensation and certain standards of corporate governance. Generally, under the TARP CPP, the executive compensation restrictions apply to the participating institution’s Chief Executive Officer, Chief Financial Officer and the three next most highly compensated senior executives. The governance standards include (i) ensuring that incentive compensation for senior executives does not encourage unnecessary and excessive risks that can threaten the value of the financial institution; (ii) require “clawback” or disgorgement of any bonus or incentive compensation paid to a senior executive based on statements of earnings, gains or other criteria that are later proven to have been materially inaccurate; (iii) limit the amount of severance compensation that may be paid to senior executives; and (iv) limit the amount of executive compensation that participating institutions may deduct for income tax purposes to $500,000 for each senior executive in any year.

Following a systemic risk determination, the FDIC established a Temporary Liquidity Guarantee Program (“TLGP”) on October 14, 2008. The TLGP includes the Transaction Account Guarantee Program (“TAGP”), which provided unlimited deposit insurance coverage through December 31, 2009 for noninterest-bearing transaction accounts (typically business checking accounts) and certain funds swept into noninterest-bearing savings accounts. Institutions participating in the TAGP were required to pay a 10 basis points fee (annualized) on the balance of each covered account in excess of $250,000, while the extra deposit insurance was in place. For the TAGP, the FDIC has authorized an extension period of January 1 through June 30, 2010, for institutions participating in the original TAGP unless an institution opts out of the extension period. During the extension period, fees increase to 15 to 25 basis points depending on an institution’s Risk Category for deposit insurance purposes. The TLGP also includes the Debt Guarantee Program (“DGP”), under which the FDIC guarantees certain senior unsecured debt of FDIC-insured institutions and their holding companies. The Bank made the business decision to participate in the TAGP, but not to participate in the DGP.

The EESA also increased, through December 31, 2013, FDIC deposit insurance on most bank accounts from $100,000 to $250,000. In addition, the FDIC has implemented a program to provide deposit insurance for the full amount of most non-interest bearing transaction accounts through June 30, 2010 and another program to guarantee certain unsecured debt of financial institutions and their holding companies through June 2012. The FDIC charges “systemic risk special assessments” to those depository institutions that participate in this debt guarantee program and the FDIC has recently proposed that Congress give it expanded authority to charge fees to those holding companies which benefit directly and indirectly from the FDIC guarantees. Banking institutions had the option to opt out of either or both these two FDIC programs. We chose not to opt out of the transaction account deposit program.

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

Recently Proposed Legislation. Moreover, the U.S. House of Representatives has approved and the U.S. Senate now has under consideration, new financial legislation that, if enacted, would overhaul the U.S. bank regulatory system and provide for additional regulatory oversight over banks and other financial institutions. According to its proponents, the legislation is designed to prevent a recurrence of the subprime mortgage and the bank liquidity crisis and the need for the U.S. Government to “bail out” large financial institutions. Among other things, if enacted in its present form, the legislation would reduce the number of federal regulatory agencies that regulate and oversee FDIC insured banks and other depository institutions and would establish a consumer protection agency to regulate and oversee consumer lending practices of and consumer financial products offered by banks and other financial service organizations. Moreover, it is likely that further legislation will be proposed and may be enacted to overhaul the bank regulatory system and provide for additional regulatory oversight of banks and other financial institutions.

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

Regulatory Action Taken by the FRB and the DFI. In July 2009, the Company and the Bank entered into an informal supervisory agreement (commonly referred to as a “memorandum of understanding” or an “MOU”) with the Federal Reserve Bank of San Francisco (the “Reserve Bank”) and the DFI. An MOU is characterized by bank regulatory agencies as an informal action that is neither published nor made publicly available by the agencies and is used when circumstances warrant a milder form of action than a formal supervisory action, such as a formal written agreement or a cease and desist order. The stated objective of the MOU is to enable the Company and the Bank to maintain their financial soundness in what has been and continues to be very difficult economic and market environment. The MOU is intended to achieve that objective by requiring us to take actions to address certain issues which have arisen primarily as a result of the economic recession and credit crisis. Those actions, some of which are required of the Bank and others of which are required of the Company, fall into two basic categories: (i) actions designed to reduce the Bank’s non-performing loans and other real estate owned, which relate to, among other things, Board oversight procedures, credit risk management, loan policies, real property appraisal procedures, and policies and procedures relating to the allowance for loan losses, and (ii) actions designed to maintain capital and return the Company to profitability, including, among others, strategic planning and budgeting, capital and profit planning, and a requirement that the Company obtain prior regulatory approvals before taking actions that could reduce its capital or adversely affect its capital ratios, such as the payment by the Company of dividends on common stock or distributions on trust preferred securities or the payment of dividends by the Bank to the Bancorp, repurchases of shares and issuances of additional trust preferred securities by, or the incurrence or renewal of or increases in indebtedness of, the Bancorp.

We are committed to taking these actions and resolving the issues raised in the MOU on a timely basis. Since the MOU became effective, in July 2009, we have taken actions to resolve or make progress on several of those issues, including raising additional equity capital from the sale of the Series A Shares, and both the Company and the Bank continue to be well-capitalized institutions. However, if we were to fail to comply with the terms of the MOU, or the Reserve Bank or DFI believe that further regulatory action against us is necessary, we may be subject to further requirements to take corrective action, face further regulation and intervention and additional constraints on our business operations, any of which could have a material adverse effect on our results of operations, financial condition and business.

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

We have taken the actions required by, and we believe we are in compliance with the provisions of the Sarbanes-Oxley Act that are applicable to us, except as described below. Among other things, we have implemented disclosure controls and procedures and taken other actions to meet the expanded disclosure requirements and certification requirements of the Sarbanes-Oxley Act, such as testing our internal control over financial reporting. We also have determined that five of our six directors meet the independence requirements of, and that all members of our audit committee meet the more stringent standards of independence applicable to audit committee membership pursuant to, the Sarbanes-Oxley Act.

As a result of findings by the Company’s federal and state regulatory agencies during the fourth quarter of 2009, the Company’s Audit Committee decided that the allowance for loan losses (“ALL”) should have been approximately $3.3 million higher, as of September 30, 2009. This decision led to the restatement of the Company’s September 30, 2009 financial statements. The regulators stated more consideration should have been given to certain qualitative factors in assessing the adequacy of the ALL as of September 30, 2009.

Management assessed the effect of the aforementioned restatement and concluded a material weakness existed in the internal control over financial reporting and its disclosure controls and procedures. Consequently, management has modified its policies and procedures for assessing the adequacy of the Company’s ALL to give greater weight to the impact that qualitative factors can reasonably be expected to have on the performance and collectability of loans in our loan portfolio. The Bank continues to perform quarterly ALL analysis, and will take the regulatory findings into consideration during this process. The ALL continues to be reviewed at all levels of senior and executive management, and by the Board of Directors.

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

Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank (“FHLB”) of San Francisco. Among other benefits, each FHLB serves as a reserve or central bank for its members within its assigned region and makes available loans or advances to its members. Each FHLB is financed primarily from the sale of consolidated obligations of the FHLB system. As an FHLB member, the Bank is required to own a certain amount of capital stock in the FHLB. At December 31, 2009, the Bank was in compliance with the FHLB’s stock ownership requirement. Historically, the FHLB has paid dividends on its capital stock to its members. However, the FHLB did not pay any dividends on its capital stock in 2009, except for the second quarter of 2009, and there can be no assurance that the FHLB will pay dividends at the same rate it has paid in the past, or that it will pay any dividends, in the future.

FRB Deposit Reserve Requirements. The Federal Reserve Board requires all federally-insured depository institutions to maintain noninterest bearing reserves at specified levels against their transaction accounts. At December 31, 2009, the Bank was in compliance with these requirements.

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

The following table sets forth, as of December 31, 2009, the regulatory capital ratios of the Company (on a consolidated basis) and the Bank (on a stand-alone basis) and compares those capital ratios to the federally established capital requirements that must be met for a bank holding company or a bank to be deemed “adequately capitalized” or “well capitalized” under the prompt corrective action regulations that are described above:

At December 31, 2009	Actual	To Be Classified for Regulatory Purposes As
		Adequately Capitalized	Well Capitalized
Total Capital to Risk Weighted Assets
Company	11.7%	At least 8.0%	N/A
Bank	11.0%	At least 8.0%	At least 10.0%
Tier I Capital to Risk Weighted Assets
Company	10.4%	At least 4.0%	N/A
Bank	9.7%	At least 4.0%	At least 6.0%
Tier I Capital to Average Assets
Company	8.1%	At least 4.0%	N/A
Bank	7.6%	At least 4.0%	At least 5.0%

As the above table indicates, at December 31, 2009 the Company (on a consolidated basis) and the Bank (on a stand-alone basis) exceeded the capital ratios required for classification as well-capitalized institutions under federally mandated capital standards and federally established prompt corrective action regulations.

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

In December 2009, the Basel Committee on Banking Supervision issued a consultative document entitled “Strengthening the Resilience of the Banking Sector.” If adopted as proposed, this could increase significantly the aggregate equity that bank holding companies are required to hold by disqualifying certain instruments that previously have qualified as Tier 1 capital. In addition, it would increase the level of risk-weighted assets. The proposal could also increase the capital charges imposed on certain assets potentially making certain businesses more expensive to conduct. Regulatory agencies have not opined on the proposal for implementation.

FDIC Deposit Insurance

The FDIC is an independent federal agency that insures deposits, up to prescribed statutory limits, of federally insured banks and savings institutions in order to safeguard the safety and soundness of the banking and savings industries. The FDIC insures customer deposits through the Deposit Insurance Fund (the “DIF”) up to prescribed limits for each depositor. Pursuant to the EESA, the maximum deposit insurance amount has been increased from $100,000 to $250,000 effective through December 2013. The DIF is funded primarily by FDIC assessments paid by each DIF member institution. The amount of each DIF member’s assessment is based on its relative risk of default as measured by regulatory capital ratios and other supervisory factors. Pursuant to the Federal Deposit Insurance Reform Act of 2005, the FDIC is authorized to set the reserve ratio for the DIF annually at between 1.15% and 1.50% of estimated insured deposits. The FDIC may increase or decrease the assessment rate schedule on a semi-annual basis.

On February 27, 2009, the FDIC adopted a rule modifying the risk-based assessment system and setting new initial base assessment rates effective April 1, 2009. Rates range from a minimum of 12 cents per $100 of domestic deposits for well-managed, well-capitalized institutions with the highest credit ratings, to 45 cents per $100 for those institutions posing the most risk to the DIF. Risk-based adjustments to the initial assessment rate may lower the rate to 7 cents per $100 of domestic deposits for well-managed, well-capitalized banks with the highest credit ratings or raise the rate to 77.5 cents per $100 for depository institutions posing the most risk to the DIF. On May 22, 2009, the FDIC adopted a final rule imposing a 5 basis point special assessment on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009. The amount of the special assessment for any institution was limited to 10 basis points times the institution’s assessment base for the second quarter 2009. On September 29, 2009, the FDIC increased the annual assessment rates uniformly by 3 basis points beginning in 2011. On November 17, 2009, the FDIC amended its regulations to require insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012. On its own initiative, the FDIC exempted certain institutions from the prepayment requirement and the Bank was notified in the fourth quarter of 2009 that it had been granted such an exemption.

Additionally, all FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation (“FICO”), an agency of the Federal government established to recapitalize the predecessor to the DIF. The FICO assessment rates, which are determined quarterly, averaged 0.0113% of insured deposits in fiscal 2009. These assessments will continue until the FICO bonds mature in 2017.

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

Employees

As of December 31, 2009, we employed 207 persons on a full-time equivalent basis. None of our employees are covered by a collective bargaining agreement. We believe relations with our employees are good.

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

Those risks and uncertainties include, although they are not limited to, the following:

The United States is currently experiencing a severe economic recession and unprecedented credit crisis that have adversely affected the banking and financial services industry in general, and our business and financial performance, in particular, and have created substantial uncertainties and risks for our business and future financial performance

The United States is experiencing a severe economic recession, which is reported to have begun at the end of 2007 and has created wide ranging consequences and difficulties for the banking and financial services industry, in particular, and the economy in general. The recession began with dramatic declines in the housing market, which resulted in decreasing home prices and increasing loan delinquencies and foreclosures that led to significant write-downs of the assets and an erosion of the capital of a large number of lending and other financial institutions. As a result, several very large and prominent banking and financial organizations, such as Merrill Lynch, Bear Stearns, Wachovia Bank and Washington Mutual had to seek merger partners to survive and others, such as Lehman Bros. and Indy Mac Bank, failed and went out of business, which led to concerns over the stability and viability of the financial markets. In an effort to preserve their capital and avoid increased losses, banks and other lending institutions severely tightened their credit standards and significantly reduced their lending activities, creating a credit crisis that has led to a contraction of the economy, significant increases in unemployment and significant reductions in business and consumer spending.

As a result, like many other banks, we experienced increases in loan delinquencies and defaults, not only in our real estate, but also in our commercial loan portfolios that resulted in significant increases in loan losses in 2008 and 2009. Those loan losses, coupled with the prospect that economic and market conditions, including high unemployment rates and further declines in real estate values, are not likely to improve to any significant extent until at least the second half of 2010 or even the beginning of 2011, has led us (and many other banks) to significantly increase loan loss reserves by charges to income that caused us to incur a net loss of $17.3 million, or $1.66 per diluted share, in 2009.

As a result of these conditions and the likelihood that economic and market conditions will not soon recover, we face a number of risks that could adversely affect our operating results and financial condition in the future, including the following:

•

We could incur additional loan losses, and experience an increase in foreclosures of real properties collateralizing loans that we have made that would require us to set aside additional reserves for possible declines in the value of or the costs of maintaining those properties, which could adversely affect our results of operations and cause us to incur operating losses in 2010.

•

Due to the uncertainties about economic conditions in 2010, there is an increased risk that the judgments that we might make in estimating loan losses that may be inherent in our loan portfolio and in establishing loan loss reserves will prove to be incorrect, requiring us to set aside additional reserves that would adversely affect our results of operation, as occurred in 2009.

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

•

If we are unable to meaningfully reduce our loan losses in 2010, we could be subjected to the imposition, by our federal and state bank regulators, of additional restrictions on our operations that could adversely affect our operating results and a requirement to raise additional capital that could dilute our existing shareholders. See “ — Our business and financial results could be adversely affected by bank regulatory restrictions and requirements under which we are currently operating,” in this Item 1A below.

•

We, as well as all other federally insured banks, may be required to pay significantly higher FDIC premiums to replenish the FDIC’s insurance fund, which would increase our operating expenses and could adversely affect our income.

•

There is no assurance that the enactment of recent federal legislation and the implementation of regulatory programs and initiatives which were designed to address the difficult market and economic conditions that we are experiencing, will prove to be successful in curtailing the recession and providing the stimulus and resources needed to improve the economy. In addition, the impact of this legislation and these regulatory initiatives on the financial markets is uncertain and if they fail to lead to improvements in economic and market conditions, the recession could worsen and thereby adversely affect on our business, financial condition, results of operations, access to credit or the value of our securities.

•

If we experience increased losses in 2010 due to these economic and market conditions, our regulatory capital and capital ratios could be reduced, requiring us to seek additional capital through sales of equity securities. If economic and market conditions do not improve, there is no assurance that we will succeed in raising additional equity capital, if needed, and any sales of equity securities that we might make could be dilutive of the financial and equity interests of our existing shareholders. If it becomes necessary, but we are unable to raise additional capital, we could be forced to sell some of our assets in order to prevent a decline in our capital ratios. However, there is no assurance that we would succeed in selling assets and we could incur losses on those asset sales.

We could incur losses on the loans we make

There has been a significant slowdown in the housing market and a significant increase in real estate loan foreclosures in portions of Los Angeles, Orange, Riverside and San Diego counties of California where a majority of our loan customers are based. This slowdown reflects declining prices and excess inventories of unsold homes and increases in unemployment and a resulting loss of confidence about the future among businesses and consumers that have combined to adversely affect business and consumer spending. These conditions have led to increased loan defaults in 2009. A continuing deterioration in the real estate market and a continuation or worsening of the economic recession could result in additional loan charge-offs and increases in the provisions for loan losses in the future, which could cause us to incur additional losses and have a material adverse effect on our operating results, financial condition and capital.

Our business and financial results could be adversely affected by bank regulatory restrictions and requirements under which we are currently operating

In July 2009, the Company and the Bank entered into an informal supervisory agreement (commonly referred to as a “memorandum of understanding” or an “MOU”) with the Federal Reserve Bank of San Francisco (the “Reserve Bank”) and the DFI. See “Supervision and Regulation – Pacific Mercantile Bancorp — Regulatory Action Taken by the FRB and the DFI” above. The MOU requires us to take a number of actions designed to return the Company to profitability and places certain restrictions on us. Those actions, some of which are required of the Bank and others of which are required of the Company, fall into two basic categories: (i) actions designed to reduce the Bank’s non-performing loans and other real estate owned, which relate to, among other things, Board oversight procedures, credit risk management, loan policies, real property appraisal procedures, and policies and procedures relating to the Allowance for Loan Losses, and (ii) actions designed to maintain capital including, among others, strategic planning and budgeting, capital and profit planning, and a requirement that the Company obtain prior regulatory approvals before taking actions that could reduce our capital or adversely affect our capital ratios, such as the payment of dividends or distributions by the Company or the Bank, repurchases of shares and issuances of additional trust preferred securities by the Company or the incurrence or renewal of or increases in indebtedness of the Bancorp. Partially in response to the MOU, we have (i) adopted more stringent loan underwriting standards, which can adversely affect our ability to increase the volume of loans that we make; (ii) we have hired additional experienced banking professionals for our credit administration department to manage our non-performing assets and we have increased our loan collection efforts, which contributed to a significant increase in our noninterest expense during 2009; and (iii) we have raised additional capital in order to enable us to maintain our status as a well-capitalized institution. Moreover, in order to meet the requirements of the MOU, we have had to curtail our plans to grow our banking franchise.

Additionally, if we fail to comply with the terms of the MOU, or the Federal Reserve Bank or DFI believe that further regulatory action against us is necessary, we may be subject to further requirements to take corrective action, face further regulation, and intervention and additional constraints on our business operations, any of which could have a material adverse effect on our results of operations, financial condition and business and our stock price.

Due to regulatory restrictions applicable to us under the MOU, we may be prevented from paying distributions on our trust preferred securities

The MOU requires that we obtain the prior approval of the Federal Reserve Bank before we may pay scheduled quarterly or semi-annual distributions on our trust preferred securities. We have been advised by the Federal Reserve Bank that it will not approve the payment of the next quarterly distribution that is scheduled for payment on April 19, 2010 to the holders of our trust preferred securities. The terms of our trust preferred securities expressly permit us to defer such distributions for up to five years and, accordingly, we have notified the trustee for the trust preferred securities that we will be deferring the April 19, 2010 distribution. While the exercise of this deferral right by us does not constitute a default of our obligations with respect to the trust preferred securities, there is no assurance that it will not adversely affect the trading prices of our shares. Moreover, if we are unable to obtain the approval of the Federal Reserve Bank to permit us to pay future distributions on the trust preferred securities, it would become necessary for us to exercise our deferral right with respect to those distributions as well.

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

Expansion of our banking franchise might not achieve expected growth or increases in profitability and may adversely affect our operating results

We have grown substantially in the past ten years by (i) opening new financial centers in population centers, (ii) offering new revenue generating products or services, such as the commencement, in the second quarter of 2009, of our mortgage banking operations, and (iii) adding banking professionals at our existing financial centers, with the objective of attracting additional customers including, in particular, small to medium size businesses, that will add to our profitability. We intend to continue that growth strategy. However, there is no assurance that we will continue to be successful in achieving our growth objectives. Implementation of this strategy will require us to incur expenses in establishing new financial centers or adding banking professionals, long before we are able to attract, and with no assurance that we will succeed in attracting, a sufficient number of new customers that will enable us to generate the revenues needed to increase our profitability. As a result, our earnings could decline if we are unable to successfully implement our growth strategy

Moreover, as a result of the losses we have incurred during the past two years, the need to dedicate more personnel to the management and reduction of non-performing loans, and our increased focus our raising additional capital and returning the bank to profitability, we have had to significantly curtail our growth strategy and we cannot predict how long it will be before we will able to resume the full implementation of that strategy.

Risks of our new residential mortgage lending business. During the quarter ended June 30, 2009, we commenced a new residential mortgage lending business pursuant to which we have begun originating and purchasing residential real estate mortgage loans that qualify for resale into the secondary mortgage market. The decision to commence that business is based on our belief that, beginning in 2009, there would be a substantial increase in the demand for conventional residential mortgage loans due to (i) the significant declines that have occurred in housing prices, particularly in Southern California, (ii) the decreases in prevailing interest rates, and (iii) the new federal income tax credit that will be available to first-time home buyers until April 2010. These conditions, we believe, make home ownership more affordable for consumers with good credit histories who had previously been shut out of the residential real estate market primarily by the high prices of homes and increasing interest rates prior to mid-2008. However, the commencement of our new mortgage lending business poses a number of potentially significant risks that could adversely affect our business and future financial performance. Those risks include, among others: the strain that the commencement of the new mortgage lending business will put on our cash and management resources; the risk that management’s time and efforts will be diverted from our existing banking business, which could hurt our operating results; the risk that our new mortgage lending business will not generate revenues in amounts sufficient to enable us to recover the substantial expenditures we have had to make to add experienced mortgage loan officers and administrators; the risk that our belief that the demand for residential mortgage loans will grow substantially will prove not to have been correct; and the risk that we will be unable to sell the mortgage loans we originate into the secondary mortgage market for amounts sufficient to cover the costs of that business if, for example, the interest rates prove to be volatile or the economic recession or ongoing credit crisis adversely affects the flow of funds into the secondary mortgage market. Accordingly, there is no assurance that our entry into the residential mortgage lending business will not hurt our earnings or cause us to incur losses in the future.

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

We are exposed to risk of environmental liabilities with respect to properties to which we take title

Due to the current economic recession, the resulting financial difficulties encountered by many borrowers and the declines in the market values and in the demand for real properties, during 2009 we had to initiate foreclosure proceedings with respect to and take title to an increased number of real properties that had collateralized loans which had become nonperforming. Moreover, if the economic recession worsens, we may have to foreclose and take title to additional real properties in 2010. As a result, we could become subject to environmental liabilities and incur costs, which could be substantial, with respect to these properties for property damage, personal injury, investigation and clean-up costs incurred in connection with environmental contamination at such properties. In addition, if we are the owner or former owner of a contaminated site, we may be subject to common law claims by third parties seeking damages and costs resulting from environmental contamination emanating from the site. If we become subject to significant environmental liabilities on costs, our business, financial condition, results of operations and prospects could be adversely affected.

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

The price of our common stock may be volatile or may decline

The trading price of our common stock may fluctuate widely as a result of a number of factors, many of which are outside our control. In addition, our stock price has been adversely affected by the losses we have incurred in the past two years and uncertainty as to how soon we will return to profitability. Moreover our stock price in the future could be adversely affected by other factors, some of which are outside of our control, including:

•	actual or anticipated quarterly fluctuations in our operating results or financial condition;

•	failure to meet analysts’ revenue or earnings estimates;

•	the imposition of additional regulatory restrictions on our business and operations;

•	strategic actions by us or our competitors, such as acquisitions or restructurings;

•	fluctuations in the stock price and operating results of our competitors;

•	general market conditions and, in particular, developments related to market conditions for the financial services industry;

•	proposed or newly adopted regulatory changes or developments; or

•	anticipated or pending investigations, proceedings or litigation that involve or affect us.

The stock market and, in particular, the market for the securities of financial institutions, has experienced significant volatility as a result of (i) the financial difficulties and losses encountered by a number of very large and prominent banking institutions and the closure of numerous banks in California and elsewhere throughout the country, which has adversely affected the stock prices of banks generally, including those that have been able so far to weather the difficult economic and market conditions, and (ii) concerns and a lack of confidence among investors that economic and market conditions will improve. As a result of these conditions and the losses we have incurred in 2008 and 2009, the market price of our common stock has not only been volatile, but also has declined significantly during the past two years, as has been the case with a large number of other banks, including many of our competitors. In addition, the trading prices of our common stock are affected by a number of factors, including our financial condition, performance, creditworthiness and prospects, but some of which are outside of our control, such as economic conditions generally and changes in the confidence about economic conditions among businesses and consumers. Moreover, there is no assurance that we will not experience a further decline in our stock price during 2010, which could result in substantial losses for individual shareholders and could lead to costly and disruptive securities litigation.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Set forth below is information regarding our headquarters office and our eight existing financial services centers. All of our offices are leased.

Location	Square Footage	Lease Expiration Date
Headquarters Offices and Internet Banking Facility:
Costa Mesa, California	21,000	May, 2016
Mortgage Banking Division:
Costa Mesa, California	4,000	June, 2012
Financial Centers:
Costa Mesa, California	3,000	June, 2016
Newport Beach, California	10,500	June, 2011
San Juan Capistrano, California	4,200	February, 2013
Beverly Hills, California	4,600	June, 2011
La Jolla, California	3,800	February, 2012
La Habra, California	6,000	January, 2013
Long Beach, California	6,700	August, 2010
Ontario, California	5,000	February, 2011

ITEM 3.	LEGAL PROCEEDINGS

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

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is information, as of March 24, 2009, regarding our principal executive officers:

Name and Age	Positions with Bancorp and the Bank
Raymond E. Dellerba, 62	President and Chief Executive Officer of the Company and the Bank
Nancy Gray, 59	Senior Executive Vice President and Chief Financial Officer of the Company
Robert W. Bartlett, 63	Senior Executive Vice President and Chief Operating Officer of the Bank

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

Trading Market for the Company’s Shares

Our common stock is traded on the NASDAQ National Market under the symbol “PMBC.” The following table presents the high and low sales prices as reported on the NASDAQ National Market of, and certain other information with respect to, our common stock for each of the calendar quarters indicated below:

	High	Low	Dividends
Year Ended December 31, 2009
First Quarter	$5.35	$3.06	$—
Second Quarter	$4.27	$3.20	$—
Third Quarter	$4.12	$2.97	$—
Fourth Quarter	$3.48	$2.89	$—
Year Ended December 31, 2008
First Quarter	$12.31	$8.67	$0.10
Second Quarter	$9.87	$6.35	$—
Third Quarter	$7.32	$6.12	$—
Fourth Quarter	$6.67	$3.45	$—

The high and low per share sale prices of our common stock on the NASDAQ National Market on March 2, 2010, were both $2.94 per share. As of March 3, 2010 there were approximately 154 holders of record of our common stock.

Stock Price Performance

The following graph compares the stock performance of our common stock, in each of the years in the five year period ended December 31, 2009, with that of (i) the Russell Microcap Index, which is comprised of the smallest 1,000 members of the Russell 2000 and the next smallest 1,000 companies, by market cap, which include the Company, and (ii) an index, published by SNL Securities L.C. (“SNL”) and known as the SNL Western Bank Index, which is comprised of 59 banks and bank holding companies, including the Company, whose shares are listed on NASDAQ or the New York Stock Exchange and most of which are based in California and the remainder of which are based in nine other western states, including Oregon, Washington and Nevada.

	Year Ending December 31,
Index	2004	2005	2006	2007	2008	2009
Pacific Mercantile Bancorp	100.00	99.37	92.63	70.42	28.31	17.45
SNL Western Bank Index	100.00	104.11	117.48	98.12	95.54	87.73
Russell Microcap Index	100.00	102.57	119.53	109.97	65.60	84.76

(1)	The source of the above graph and chart source is SNL Securities, L.C. (“SNL”).

The Stock Performance Graph assumes that $100 was invested in the Company on December 31, 2004, and, at that same date, in the Russell Microcap Index and the SNL Western Bank Index and that any dividends paid in the indicated periods were reinvested. Shareholder returns shown in the Performance Graph are not necessarily indicative of future stock price performance.

Dividend Policy and Share Repurchase Programs

Our Board of Directors has followed the policy of retaining earnings to maintain capital and, thereby, support the growth of the Company’s banking franchise. On occasion, the Board also considered paying cash dividends out of cash generated in excess of those capital requirements and, in February 2008, the Board of Directors declared a cash dividend, in the amount of $0.10 per share of common stock, that was paid on March 14, 2008.

The Board also has authorized share repurchase programs, in June 2005 and in October 2008, when the Board concluded that, at prevailing market prices, the Company’s shares represented an attractive investment opportunity and, therefore, that share repurchases would be a good use of Company funds.

In the first quarter of 2009, the Board of Directors decided that the prudent course of action, in light of the economic recession, was to preserve cash and earnings to enhance the Bank’s capital position and to be in a position to take advantage of improved economic and market conditions in the future. Moreover, in July 2009, both the Bank and the Company entered into a Memorandum of Understanding (an “MOU”) with the Federal Reserve Bank of San Francisco, their primary federal banking regulator (the “FRB”) and the California Department of Financial Institutions, the Bank’s state banking regulator (the “DFI”). The MOU prohibits the payment of cash dividends and share repurchases without the approval of the FRB and the DFI. See “Item 1 – Business – Supervision and Regulation – Pacific Mercantile Bancorp — Regulatory Action Taken by the FRB and the DFI.” Accordingly, we do not expect to pay dividends or make share purchases at least for the foreseeable future.

Restrictions on the Payment of Dividends

Cash dividends from the Bank represent the principal source of funds available to the Bancorp, which it might use to pay dividends or for other corporate purposes, such as expansion of its business. Therefore, government regulations, including the laws of the State of California, as they pertain to the payment of cash dividends by California state chartered banks, limit the amount of funds that would be available to the Bancorp to pay cash dividends to our shareholders or fund other expenditures by the Bancorp in the future. In particular, under California law, cash dividends by a California state chartered bank may not exceed, in any calendar year, the lesser of (i) the sum of its net income for the year and its retained net income from the preceding two years (after deducting all dividends paid during the period), or (ii) the amount of its retained earnings.

Additionally, because the payment of cash dividends has the effect of reducing capital, the capital requirements imposed on bank holding companies and commercial banks often operate, as a practical matter, to preclude the payment, or limit the amount of, cash dividends that might otherwise be permitted by California law; and the federal bank regulatory agencies, as part of their supervisory powers, generally require insured banks to adopt dividend policies which limit the payment of cash dividends much more strictly than do applicable state laws. As previously discussed above, we are prohibited from paying dividends without the prior approval of the FRB and the DFI and, accordingly, we do not expect to pay dividends, and we plan to retain any earnings we generate, at least for the foreseeable future.

Restrictions on Inter-Company Transactions

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

Equity Compensation Plans

Certain information, as of December 31, 2009, with respect to our equity compensation plans is set forth in Item 12, in Part III, of this Report.

Recent Sales of Unregistered Securities

As previously reported, in October 2009 the Company commenced a private offering of up to $15.5 million of its Series A Convertible 10% Cumulative Preferred Stock (the “Series A Preferred Stock” or “Series A Shares”), at a price of $100 per Series A Share payable in cash. The offering is being made, in reliance on Section 4(2) of and Regulation D under the Securities Act of 1933, as amended, to a limited number of accredited investors (as defined in Regulation D). Between the commencement of the offering and February 26, 2010, the Company had sold a total of 85,500 of the Series A Shares, generating gross proceeds of $8,550,000. Additional information regarding this private offering and the Series A Shares is contained in the Company’s Current Report on Form 8-K dated October 6, 2009 and in the Subsection of Item 7 of this Report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations--Capital Resources”.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The selected statement of operations data for the fiscal years ended December 31, 2009, 2008 and 2007, the selected balance sheet data as of December 31, 2009 and 2008, and the selected financial ratios, except for the tangible book value per share, that follow on the next page were derived from the Company’s audited consolidated financial statements. Those consolidated financial statements, together with the notes thereto, are included in Item 8 of this Report and the data set forth below should be read in conjunction with those consolidated financial statements and with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of this Report. The selected statement of operations data for the years ended December 31, 2006 and 2005, the selected balance sheet data as of December 31, 2007, 2006 and 2005 and the selected financial ratios for the periods prior to January 1, 2007 are derived from audited consolidated financial statements that are not included in this Report.

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands except per share data)
Selected Statement of Operations Data:
Total interest income	$51,644	$61,611	$70,058	$63,800	$45,995
Total interest expense	29,883	34,498	38,617	31,418	17,298

Net interest income	21,761	27,113	31,441	32,382	28,697
Provision for loan losses	23,673	21,685	2,025	1,105	1,145

Net interest income after provision for loan losses	(1,912)	5,428	29,416	31,277	27,552
Noninterest income	5,522	2,606	1,673	1,266	1,053
Noninterest expense	33,251	23,702	21,718	20,683	17,493

Income (loss) before income taxes	(29,641)	(15,668)	9,371	11,860	11,112
Income tax expense (benefit)	(12,333)	(3,702)	3,601	4,739	4,547

Income (loss) from continuing operations	(17,308)	(11,966)	5,770	7,121	6,565
(Loss) from discontinued operations, net of taxes	—	—	—	(189)	(841)

Net income (loss)	$(17,308)	$(11,966)	$5,770	$6,932	$5,724
Cumulative undeclared dividends on preferred stock	(61)	—	—	—	—

Net income (loss) available to common stockholders	$(17,369)	$(11,966)	$5,770	$6,932	$5,724

Per share data-basic:
Income (loss) from continuing operations	$(1.66)	$(1.14)	$0.55	$0.70	$0.64
(Loss) from discontinued operations	—	—	—	(0.02)	(0.08)

Net income (loss) per share—basic	$(1.66)	$(1.14)	$0.55	$0.68	$0.56

Per share data-diluted:
Income (loss) from continuing operations	$(1.66)	$(1.14)	$0.53	$0.66	$0.62
(Loss) from discontinued operations	—	—	—	(0.02)	(0.08)

Net income (loss) per share—diluted	$(1.66)	$(1.14)	$0.53	$0.64	$0.54

Weighted average shares outstanding
Basic	10,434,665	10,473,476	10,422,830	10,233,926	10,100,514
Diluted	10,434,665	10,473,476	10,855,160	10,829,775	10,562,976
Dividends per share	—	$0.10	—	—	—

	December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands except for per share information)
Selected Balance Sheet Data:
Cash and cash equivalents(1)	$141,651	$107,133	$53,732	$26,304	$34,822
Total loans(2)	813,194	828,041	773,071	740,957	650,027
Total assets	1,200,636	1,164,059	1,077,023	1,042,529	981,156
Total deposits	960,438	821,686	746,663	717,793	580,349
Junior subordinated debentures	17,527	17,527	17,527	27,837	27,837
Total shareholders’ equity	74,472	84,232	96,862	87,926	78,517
Tangible book value per share(3)	$6.71	$8.08	$9.36	$8.81	$8.08

(1)	Cash and cash equivalents include cash and due from other banks and federal funds sold.
(2)	Net of allowance for loan losses and excluding mortgage loans held for sale.
(3)	Unaudited and excludes accumulated other comprehensive income (loss) included in shareholders’ equity. Assumes preferred stock converts at 13.07 common shares to one share of preferred stock.

	At December 31,
	2009	2008	2007	2006	2005
	(unaudited)
Selected Financial Ratios From Continuing Operations:
Return on average assets	(1.45)%	(1.06)%	0.53%	0.70%	0.72%
Return on average equity	(20.13)%	(12.37)%	6.25%	8.52%	8.54%
Ratio of average equity to average assets	7.16%	8.59%	8.47%	8.26%	8.46%

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our principal operating subsidiary is Pacific Mercantile Bank (the “Bank”), which is a California state chartered bank and a member of the Federal Reserve System. The Bank accounts for substantially all of our consolidated revenues and income and assets and liabilities. Accordingly, the following discussion focuses primarily on the Bank’s operations and financial condition.

Overview of Fiscal 2009 Operating Results

The following table sets forth information comparing our results of operations for the fiscal year ended December 31, 2009 to our results of operations in the years ended December 31, 2008 and 2007.

	Year Ended December 31.
	2009		2008		2007
	Amount	Percent Change	Amount	Percent Change	Amount
	(Dollars in thousands, except per share data)
Interest income	$51,644	(16.2)%	$61,611	(12.1)%	$70,058
Interest expense	29,883	(13.4)%	34,498	(10.7)%	38,617
Net interest income	21,761	(19.7)%	27,113	(13.8)%	31,441
Provision for loan losses	23,673	9.2%	21,685	970.9%	2,025
Noninterest income	5,522	111.9%	2,606	55.8%	1,673
Noninterest expense	33,251	40.3%	23,702	9.1%	21,718
Income (loss) before income taxes	(29,641)	(89.2)%	(15,668)	(267.2)%	9,371
Income tax expense (benefit)	(12,333)	(233.1)%	(3,702)	(202.8)%	3,601
Net income (loss)	(17,308)	(44.6)%	(11,966)	(307.4)%	5,770
Per share data—diluted
Net income (loss) per share—diluted	(1.66)	(45.6)%	(1.14)	(315.1)%	0.53
Weighted average number of diluted shares	10,473,476	—	10,473,476	(3.5)%	10,855,160

(1)	Net of taxes.

As the above table indicates, in 2009 we incurred a net loss of $17.3 million, or $1.66 per diluted share, as compared to a net loss of $12 million, or $1.14 per diluted share, in 2008, due primarily to (i) a decrease in net interest income of nearly $5.4 million, or 19.7%, in 2009, as compared to 2008, (ii) provisions that we had to make for loan losses in 2009 totaling nearly $23.7 million, and (iii) a $9.5 million, or 40.3% increase in noninterest expense, which was only partially offset by a $2.9 million, 111.9% increase in non-interest income in 2009, as compared to 2008.

The following provides additional information regarding the significant changes in our operating results in fiscal 2009, which are discussed in greater detail in the discussion that follows this overview.

•

Decrease in Net Interest Income. Net interest income decreased by $5.4 million, or 20%, in fiscal 2009, as compared to fiscal 2008, despite an increase in lending. That decrease was primarily the result of a $10 million, or 16%, decline in interest income, only partially offset by a $4.6 million, or 13%, decrease in interest expense, which were primarily attributable to (i) a reduction in prevailing market rates of interest resulting from interest rate reductions implemented by the Federal Reserve Board to stimulate the economy and spur borrowings by businesses and consumers, and (ii) an increase, during fiscal 2009, of $33.5 million, or 211%, in non-performing loans, on which we were required to cease accruing interest.

•

Provision for Loan Losses. We made provisions for loan losses in 2009 totaling nearly $23.7 million (i) to provide for increases in non-performing loans and loan write-downs and charge-offs totaling nearly $18.8 million that were primarily the result of the economic recession, increases in unemployment, further declines in real property values and a tight credit market; and (ii) to increase the allowance for loan losses (after giving effect to those loan charge-offs and write-downs), to approximately $20.3 million, or 2.44% of outstanding loans, at December 31, 2009 from $15.5 million, or 1.83% of outstanding loans, at December 31, 2008, which we believe was prudent in light of prospect that the economic recession, persistent high unemployment, and declines in real estate values would continue until at least the latter half of 2010.

•

Increase in Noninterest Expense. Noninterest expense increased by $9.5 million, or 40%, in fiscal 2009, as compared to fiscal 2008, due primarily to (i) a $3.4 million increase in professional fees, primarily as a result of increased legal fees and costs incurred to manage our increased level of non-performing loans; (ii) a $3.1 million increase in salaries and employee benefits due principally to the addition of credit administrators and mortgage banking personnel, (iii) a $1.8 million increase in FDIC insurance premiums due to the imposition by the FDIC of higher insurance premiums on all federally insured depository institutions, and (iv) a $876,000 increase in expenses incurred in connection with real properties acquired from borrowers on or in lieu of foreclosures (commonly referred to as “real estate owned” or “REO”).

On the other hand, we increased our non-interest income in 2009 by $2.9 million, or 112%, as compared to 2008, due primarily to (i) a decrease of $1.5 million in net impairment losses on securities available for sale in 2009 as compared to 2008; (ii) the addition of mortgage banking fees totaling $917,000 as a result of the commencement of our mortgage banking operations during 2009, and (iii) a $335,000 increase in transaction fees and service charges.

Set forth below are certain key financial performance ratios and other financial data for or at the end of the periods indicated:

	Year Ended December 31,
	2009	2008	2007
Return on average assets	(1.45)%	(1.06)%	0.53%
Return on average shareholders’ equity	(20.13)%	(12.37)%	6.25%
Ratio of average equity to average assets	7.16%	8.59%	8.47%
Net interest margin(1)	1.90%	2.47%	2.96%

(1)	Net interest income expressed as a percentage of total average interest earning assets.

Changes in Financial Condition

Reduction in Real Estate Lending. To reduce our exposure to the deteriorating conditions in the real estate markets, we have been reducing the volume of single family residential and real estate construction loans since the fourth quarter of 2007, while increasing the volume of commercial and business loans. As a result, as of December 31, 2009, single family residential and real estate construction loans accounted for 10.5% of the loans in our loan portfolio, as compared to 11.6% at December 31, 2008. Moreover, in 2009 we essentially ceased making new real estate construction loans.

Increase in the Allowance for Loan Losses. As noted above, we increased the allowance for loan losses to $20.3 million, or 2.44% of loans outstanding at December 31, 2009, from $15.5 million, or 1.83% of loans outstanding at December 31, 2008, to provide for additional loan charge-offs that may occur in 2010 due to the continuing economic recession.

Sale of Convertible Preferred Stock and Capital Ratios. Although we incurred a net loss of $17.3 million in 2009, the effect of that loss on our shareholders and tangible book value per share was partially offset by $8.1 million of equity capital that we raised in the fourth quarter of 2009 from the sale, in a private placement to a limited number of sophisticated investors, of Series A Convertible 10% Cumulative Preferred Stock (the “Series A Shares”), which are convertible into common stock at a conversion price of $7.65 per share. Moreover, although shareholders equity declined by $9.7 million to $74.5 million at December 31, 2009, from $84.2 million at December 31, 2008, the ratio of our consolidated total capital-to-risk weighted assets, which is the principal federal regulatory measure of the financial strength of banking institutions, was 11.7%. As a result, we continued to be classified, under bank regulatory guidelines, as a “well-capitalized” banking institution, which is the highest of the capital standards established under federal banking regulations.

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

Allowance for Loan Losses. The accounting policies and practices we follow in determining the sufficiency of the allowance we establish for possible loan losses require us to make judgments and assumptions about economic and market conditions and trends that can affect the ability of our borrowers to meet their loan payment obligations to us. Accordingly, we use historical loss factors, adjusted for current economic and market conditions, other economic indicators and applicable bank regulatory guidelines, to determine the losses inherent in our loan portfolio and the sufficiency of our allowance for loan losses. If unanticipated changes were to occur in those conditions or trends, or the financial condition of borrowers were to deteriorate, or there were changes to these loss factors or regulatory guidelines, actual loan losses could be greater than those that had previously been predicted. In such an event, it could become necessary for us to increase the allowance for loan losses by means of a charge to income referred to in our financial statements as the “provision for loan losses.” Such an increase would reduce the carrying value of the loans on our balance sheet, and the additional provision for loan losses taken to increase that allowance would reduce our income in the period when it is determined that an increase in the allowance for loan losses is necessary. During the fourth quarter of 2008, federal bank regulatory agencies adopted new and more stringent guidelines and methodologies for identifying losses in bank loan portfolios and determining the sufficiency of loan loss reserves, due to the worsening of the economic recession and the prospects that conditions would not improve during 2009. We applied those new guidelines and methodologies beginning in the fourth quarter of 2008 and continued applying throughout 2009. See the discussion in the subsections entitled “—Provision for Loan Losses” and “—Allowance for Loan Losses and Nonperforming Loans” below.

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

Our deferred tax assets, net of a valuation allowance of $3.2 million, increased to $11.0 million at December 31, 2009, from $6.6 million at December 31, 2008.

Results of Operations

Net Interest Income

One of the principal determinants of a bank’s income is its net interest income, which is the difference between (i) the interest that a bank earns on loans, investment securities and other interest earning assets, on the one hand, and (ii) its interest expense, which consists primarily of the interest it must pay to attract and retain deposits and the interest that it pays on borrowings and other interest-bearing liabilities, on the other hand. A bank’s interest income and interest expense are, in turn, affected by a number of factors, some of which are outside of its control, including national and local economic conditions and the monetary policies of the Federal Reserve Board which affect interest rates, the demand for loans by prospective borrowers, the competition among banks and other lending institutions for loans and deposits and the ability of borrowers to meet their loan payment obligations. Net interest income, when expressed as a percentage of total average interest earning assets, is a banking organization’s “net interest margin.”

Fiscal 2009 Compared to Fiscal 2008. In fiscal 2009, our net interest income decreased by $5.4 million, or 20%, to $21.8 million, from $27.1 million in fiscal 2008, primarily as a result of a $10 million, or 16.2%, decrease in interest income which was only partially offset by a $4.6 million, or 13.4%, decrease in interest expense. The decrease in interest income in 2009 over 2008 was due primarily to a decrease in the average interest rate earned (i) on loans to 5.63% in 2009 from 6.24% in 2008, and (ii) decrease in the yields on short-term investments to 0.32% in 2009 from 1.72% in 2008. Those decreases were primarily attributable to interest rate reductions implemented by the Federal Reserve Board during 2008, in response to the economic recession and credit crisis. Those reductions caused interest rates on loans and other interest earning assets to remain at historic lows throughout 2009.

The average interest rate on deposits and other interest-bearing liabilities declined to 3.22% in 2009 from 4.02% in 2008, primarily due to those same interest rate reductions by the Federal Reserve Board, which enabled us to reduce interest rates on deposits and benefit from reductions in interest rates on our borrowings and other interest bearing liabilities.

Our net interest margin for fiscal 2009 decreased to 1.90% in 2009 from 2.47% in fiscal 2008, because the decrease in interest income exceeded the decrease in interest expense in 2009 due primarily to the effects on our interest expense of (i) an increase in the volume of our deposits, and (ii) a change in the mix of our deposits to a higher proportion of time deposits, on which we pay higher rates of interest than on other deposits, and a lower proportion of non-interest bearing deposits.

Fiscal 2008 Compared to Fiscal 2007. In fiscal 2008, our net interest income decreased by $4.3 million, or 14%, to $27.1 million, from $31.4 million in fiscal 2007, primarily as a result of an $8.4 million, or 12%, decrease in interest income that more than offset a $4.1 million, or 10.7%, decrease in interest expense. The decrease in interest income in 2008 over 2007 was due primarily to a decrease in the average interest rate earned (i) on loans to 6.24% in 2008 from 7.41% in 2007, and (ii) on short-term investments to 1.72% in 2008 from 5.03% in 2007, primarily as a result of the interest rate reductions implemented by the Federal Reserve Board in response to the worsening economic recession and credit crisis during 2008.

The average interest rate paid on deposits and other interest-bearing liabilities declined to 4.02% in 2008 from 4.7% in 2007, primarily due to those same interest rate reductions by the Federal Reserve Board, which enabled us to reduce interest rates on deposits and benefit from reductions in interest rates on our borrowings and other interest bearing liabilities.

Our net interest margin for fiscal 2008 decreased to 2.47% in 2008 from 2.96% in fiscal 2007, as the decrease in interest income exceeded the decrease in interest expense in 2008, because the beneficial impact of the decline in interest rates on our interest expense was partially offset by the effects on interest expense of (i) an increase in the volume of our deposits and (ii) a change in the mix of our deposits to a higher proportion of time deposits, on which we pay higher rates of interest than on other deposits, and a lower proportion of non-interest bearing deposits.

Information Regarding Average Assets and Average Liabilities

The following tables set forth information regarding our average balance sheet, yields on interest earning assets, interest expense on interest-bearing liabilities, the interest rate spread and the interest rate margin for the years ended December 31, 2009, 2008, and 2007. Average balances are calculated based on average daily balances.

	Year Ended December 31,
	2009			2008
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest earning assets:
Short-term investments(1)	$158,922	$501	0.32%	$53,753	$924	1.72%
Securities available for sale and stock(2)	144,790	3,661	2.53%	230,021	10,148	4.41%
Loans(3)	844,111	47,482	5.63%	809,543	50,539	6.24%

Total earning assets	1,147,823	51,644	4.50%	1,093,317	61,611	5.64%
Noninterest earning assets	38,701			33,321

Total Assets	$1,186,524			$1,126,638

Interest-bearing liabilities:
Interest-bearing checking accounts	$28,136	222	0.79%	$20,176	108	0.53%
Money market and savings accounts	108,583	1,332	1.23%	134,701	2,619	1.94%
Certificates of deposit	594,885	20,762	3.49%	455,138	20,746	4.56%
Other borrowings	178,455	6,944	3.89%	231,057	9,952	4.31%
Junior subordinated debentures	17,682	623	3.52%	17,682	1,073	6.07%

Total interest-bearing liabilities	927,741	29,883	3.22%	858,754	34,498	4.02%

Noninterest-bearing liabilities	173,808			171,127

Total Liabilities	1,101,549			1,029,881
Shareholders’ equity	84,975			96,757

Total Liabilities and Shareholders’ Equity	$1,186,524			$1,126,638

Net interest income		$21,761			$27,113

Interest rate spread			1.28%			1.62%

Net interest margin			1.90%			2.47%

(1)	Short-term investments consist of federal funds sold and interest bearing deposits that we maintain at other financial institutions.
(2)	Stock consists of Federal Home Loan Bank Stock and Federal Reserve Bank Stock.
(3)	Loans include the average balance of nonaccrual loans.

	Year Ended December 31, 2007
	Average Balance	Interest Earned/ Paid	Average Yield/Rate
	(Dollars in thousands)
Short-term investments(1)	$71,127	$3,581	5.03%
Securities available for sale and stock(2)	246,332	11,266	4.57%
Loans(3)	744,589	55,211	7.41%

Total earning assets	1,062,048	70,058	6.60%
Noninterest earning assets	28,524

Total Assets	$1,090,572

Interest-bearing liabilities:
Interest-bearing checking accounts	$22,245	154	0.69%
Money market and savings accounts	154,263	5,337	3.46%
Certificates of deposit	396,909	20,454	5.15%
Other borrowings	214,979	10,716	4.98%
Junior subordinated debentures	23,142	1,956	8.45%

Total interest-bearing liabilities	811,538	38,617	4.76%

Noninterest-bearing liabilities	186,681

Total Liabilities	998,219
Shareholders’ equity	92,353

Total Liabilities and Shareholders’ Equity	$1,090,572

Net interest income		$31,441

Interest rate spread			1.84%

Net interest margin			2.96%

(1)	Short-term investments consist of federal funds sold and interest bearing deposits that we maintain at other financial institutions.
(2)	Stock consists of Federal Home Bank Stock and Federal Reserve Bank Stock.
(3)	Loans include the average balance of nonaccrual loans.

The following table sets forth changes in interest income, including loan fees, and interest paid in each of the years ended December 31, 2009, 2008 and 2007 and the extent to which those changes were attributable to changes in (i) the volumes of or in the rates of interest earned on interest-earning assets and (ii) the volumes of or in the rates of interest paid on our interest-bearing liabilities.

	2009 Compared to 2008 Increase (decrease) due to Changes in			2008 Compared to 2007 Increase (decrease) due to Changes in
	Volume	Rates	Total Increase (Decrease)	Volume	Rates	Total Increase (Decrease)
	(Dollars in thousands)
Interest income
Short-term investments(1)	$767	$(1,190)	$(423)	$(720)	$(1,937)	$(2,657)
Securities available for sale and stock(2)	(3,014)	(3,473)	(6,487)	(729)	(389)	(1,118)
Loans	2,094	(5,151)	(3,057)	4,545	(9,217)	(4,672)

Total earning assets	(153)	(9,814)	(9,967)	3,096	(11,543)	(8,447)
Interest expense
Interest-bearing checking accounts	52	62	114	(13)	(33)	(46)
Money market and savings accounts	(443)	(844)	(1,287)	(610)	(2,108)	(2,718)
Certificates of deposit	5,524	(5,508)	16	2,807	(2,515)	292
Borrowings	(2,112)	(896)	(3,008)	763	(1,527)	(764)
Junior subordinated debentures	0	(450)	(450)	(403)	(480)	(883)

Total interest-bearing liabilities	3,021	(7,636)	(4,615)	2,544	(6,663)	(4,119)

Net interest income	$(3,174)	$(2,178)	$(5,352)	$552	$(4,880)	$(4,328)

(1)	Short-term investments consist of federal funds sold and interest bearing deposits with financial institutions.
(2)	Stock consists of Federal Reserve Bank stock and Federal Home Loan Bank stock.

The above table indicates that (i) the $5.4 million decline in net interest income in 2009 was primarily attributable to declines in interest rates on interest earning assets, which were only partially offset by decreases in interest rates on interest bearing liabilities; and (ii) the $4.3 million decrease in net interest income in 2008, was also primarily attributable to declines in interest rates, partially offset by a $552,000 increase in net interest income that was attributable to increased loan volume.

Provision for Loan Losses

Like virtually all banks and other financial institutions, we follow the practice of maintaining an allowance to provide for possible loan losses that occur from time to time as an incidental part of the banking business. When it is determined that the payment in full of a loan has become unlikely, the carrying value of the loan is reduced (“written down”) to what management believes is its realizable value or, if it is determined that a loan no longer has any realizable value, the carrying value of the loan is written off in its entirety (a loan “charge-off”). Loan charge-offs and write-downs are charged against that allowance (the “Allowance for Loan Losses” or the “ALL”). The amount of the ALL is increased periodically (i) to replenish the ALL after it has been reduced due to loan charge-offs, (ii) to reflect increases in the volume of outstanding loans, and (iii) to take account of changes in the risk of potential loan losses due to a deterioration in the condition of borrowers or in the value of property securing non–performing loans or adverse changes in economic conditions. See “—Financial Condition—Nonperforming Loans and the Allowance for Loan Losses” below in this Item 7. Increases in the ALL are made through a charge, recorded as an expense in the statement of operations, referred to as the “provision for loan losses.” Recoveries of loans previously charged-off are added back to the ALL and, therefore, have the effect of increasing the ALL and reducing the amount of the provision that might otherwise have had to be made to replenish or increase the ALL.

We employ economic models that are based on bank regulatory guidelines, industry standards and our own historical loan loss experience, as well as a number of more subjective qualitative factors, to determine both the sufficiency of the ALL and the amount of the provisions that are required to be made for potential loan losses. However, those determinations involve judgments about trends in current economic conditions and other events that can affect the ability of borrowers to meet their loan obligations to us and a weighting among the quantitative and qualitative factors we consider in determining the amount of the ALL. Moreover, the duration and anticipated effects of prevailing economic conditions or trends can be uncertain and can be affected by number of risks and circumstances that are outside of our ability to control. See the discussion above in Item 1A of this Report under the caption “RISK FACTORS—We could incur losses on the loans we make” and the discussion below in this Item 7 under the caption “Financial Condition—Nonperforming Loans and the Allowance for Loan Losses”. If changes in economic or market conditions or unexpected subsequent events were to occur, or if changes were made to bank regulatory guidelines or industry standards that are used to assess the sufficiency of the ALL, it could become necessary to incur additional, and possibly significant, charges to increase the allowance for loan losses, which would have the effect of reducing our income or causing us to incur losses.

In addition, the FRB and the DFI, as an integral part of their examination processes, periodically review the adequacy of our ALL. These agencies may require us to make additional provisions for possible loan losses, over and above the provisions that we have already made, the effect of which would be to reduce our income or increase any losses we might incur.

We made provisions for loan losses in 2009 totaling nearly $23.7 million (i) to provide for increases in non-performing loans and net loan write-downs and charge-offs totaling nearly $18.8 million that were primarily the result of the economic recession, increases in unemployment, further declines in real property values and a tight credit market; and (ii) to increase the allowance for loan losses (after giving effect to those loan charge-offs and write-downs), to approximately $20.3 million at December 31, 2009 from $15.5 million at December 31, 2008, which we believe was prudent in light of prospect that the economic recession, persistent high unemployment, and declines in real estate values would continue until at least the latter half of 2010.

The following table sets forth the changes in the allowance for loan losses in the years ended December 31, 2009, 2008, 2007, 2006 and 2005.

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)
Total gross loans outstanding at end of period (1)	$834,079	$843,494	$779,197	$746,886	$655,153

Average total loans outstanding for the period (1)	$833,550	$809,543	$744,589	$697,176	$561,908

Allowance for loan losses at beginning of period	$15,453	$6,126	$5,929	$5,126	$4,032
Loans charged off
Commercial loans (2)	(15,153)	(4,591)	(1,006)	(102)	—
Construction loans – single family	(1,508)	(3,424)	—	—	—
Construction loans – other	(1,179)	(2,680)	—	—	—
Commercial real estate loans	(81)	(1,006)	—	—	—
Residential mortgage loans – single family	(949)	(307)	(696)	(184)	—
Consumer loans	(253)	(311)	(130)	(31)	(53)
Other loans	(15)	(119)	—	—	—

Total loans charged off	(19,138)	(12,438)	(1,832)	(317)	(53)
Loans recovery
Commercial loans	129	37	—	—	—
Construction loans – single-family	197	—	—	—	—
Consumer loans	3	3	4	15	2
Other loans	28	40	—	—	—

Total loans recovery	357	80	4	15	2

Net loans charged off	(18,781)	(12,358)	(1,828)	(302)	(51)
Provision for loan losses charged to operating expense	23,673	21,685	2,025	1,105	1,145

Allowance for loan losses at end of period	$20,345	$15,453	$6,126	$5,929	$5,126

Allowance for loan losses as a percentage of average total loans	2.44%	1.91%	0.82%	0.85%	0.91%
Allowance for loan losses as a percentage of total outstanding loans at end of period	2.44%	1.83%	0.79%	0.79%	0.78%
Net charge-offs as a percentage of average total loans	2.25%	1.53%	0.25%	0.04%	0.01%
Net charge-offs as a percentage of total loans outstanding at end of period	2.25%	1.47%	0.23%	0.04%	0.01%
Net loans charged-off to allowance for loan losses	92.31%	79.97%	29.84%	5.09%	0.99%
Net loans charged-off to provision for loan losses	79.34%	56.99%	90.27%	27.33%	4.45%

(1)	Includes net deferred loan costs and excludes loans held for sale.
(2)	Approximately 44% of the commercial loan charge-offs in 2008 were attributable to loans made to commercial real estate related businesses or enterprises.

Noninterest Income

The following table identifies the components of and the percentage changes in noninterest income in the fiscal years ended December 31, 2009, 2008 and 2007, respectively:

	Year Ended December 31,
	2009		2008		2007
	Amount	Percentage Change	Amount	Percentage Change	Amount
	(Dollars in thousands)
Total other-than-temporary impairment of securities	$(829)	48.3%	$(1,603)	N/M	$—
Portion of losses recognized in other comprehensive loss	704	N/M	—	N/M	—

Net impairment loss recognized in earnings	(125)	92.2%	(1,603)	N/M	—

Service fees on deposits and other banking services	1,486	29.1%	1,151	93.4%	595
Mortgage banking (including net gains on sales of loans held for sale)	917	N/M	—	N/M	—
Net gains on sale of securities available for sale	2,308	(1.6)%	2,346	792.0%	263
Net gain (loss) on sale of other real estate owned	(72)	80.0%	(40)	N/M	—
Other	1,008	34.0%	752	(7.7)%	815

Total noninterest income	$5,522	111.9%	$2,606	55.8%	$1,673

In 2009, we increased our non-interest income by $2.9 million, or 112%, as compared to 2008, due primarily to (i) a decrease of $1.5 million in net impairment losses on securities available for sale in 2009 as compared to 2008; (ii) the addition of mortgage banking fees and proceeds from the sale of mortgage loans held for sale, totaling $917,000, that was attributable to our mortgage banking operations which we commenced in May 2009, and (iii) a $335,000 increase in transaction fees and service charges.

Noninterest Expense

The following table sets forth the principal components and the amounts of noninterest expense that we incurred in the years ended December 31, 2009, 2008 and 2007, respectively.

	Year Ended December 31,
	2009 Amount	Percent Change	2008 Amount	Percent Change	2007 Amount
	(Dollars in thousands)
Salaries and employee benefits	$15,845	24.1%	$12,767	7.2%	$11,907
Occupancy	2,713	(1.0)%	2,741	0.9%	2,716
Equipment and depreciation	1,268	18.2%	1,073	(13.4)%	1,239
Data processing	815	20.7%	675	—	675
Customer expense	362	(24.4)%	479	(27.5)%	661
FDIC insurance	2,391	277.1%	634	24.8%	508
Other real estate owned expenses	2,233	64.6%	1,357	N/M	5
Professional fees	4,545	282.9%	1,187	15.4%	1,029
Other operating expenses (1)	3,079	10.4%	2,789	(6.3)%	2,978

Total non interest expense	$33,251	40.3%	$23,702	9.1%	$21,718

(1)	Other operating expenses primarily consist of telephone, advertising, and investor relations, promotional, business development, and regulatory expenses, insurance premiums and correspondent bank fees.

The increase in noninterest expense in 2009 was primarily attributable to (i) a $3.4 million increase in professional fees, primarily due to increased legal fees and costs incurred to manage our increased level of non-performing loans, which required us to initiate legal proceeding to recover amounts due us by defaulting borrowers, to foreclose real properties and other assets securing non-performing loans, and to implement loan restructurings for those borrowers who demonstrated to us an ability to meet their loan obligations on extended or modified terms; (ii) a $3.1 million increase in salaries and employee benefits due principally to the addition of mortgage banking personnel and loan administrators, (iii) a $1.8 million increase in FDIC insurance premiums, due to the imposition by the FDIC of substantially higher insurance premiums on all federally insured depository institutions in order to replenish the bank insurance fund which had been depleted by bank failures, and (iv) a $876,000 increase in 2009 in expenses incurred in connection with real properties acquired from borrowers on or in lieu of foreclosures.

A measure of our ability to control noninterest expense is our efficiency ratio, which is the ratio of noninterest expense to net revenue (net interest income plus noninterest income). As a general rule, a lower efficiency ratio indicates an ability to generate increased revenue without a commensurate increase in the staffing and equipment and third party services and, therefore, would be indicative of greater operational efficiencies. However, a bank’s efficiency ratio can be adversely affected by factors such as the opening of new banking offices or, in the Bank’s case, the commencement, in the second quarter of 2009, of our mortgage banking operations, and increases in FDIC insurance premiums.

As a result of the combined effects of the decrease in our net interest income and the increase in noninterest expense in 2009, our efficiency ratio was 122% in 2009, as compared to 80% in 2008 and 66% in 2007.

Expense Reduction Initiatives. In February 2010, we initiated a number of cost-cutting measures that are designed to improve the efficiency of our operations and reduce our noninterest expense. Those measures included a work force reduction, a freeze on salaries, elimination of a bonus program for 2010, and suspension of Company 401-K plan contributions. Our objective is to reduce noninterest expense by at least 8% in 2010. However, there is no assurance that we will achieve that objective, because the amount of our noninterest expense can be affected by events that are outside of our control, such as the costs of managing non-performing loans and foreclosing and reselling REO and the amount of the FDIC insurance premiums that we are required to pay.

Income tax expense (benefit)

Due primarily to the pre-tax loss we incurred in 2009, our deferred tax assets increased from $6.6 million at December 31, 2008 to $11.0 million, net of a valuation allowance of $3.2 million, at December 31, 2009. We recognized and established the valuation allowance in the fourth quarter of 2009 to reduce the deferred tax assets to an amount we considered to be recoverable after we had made a determination that it had become less likely than not that we would be able to use the tax deductions and tax credit carryforwards comprising the deferred tax assets, in full, prior to their expiration. The valuation allowance was established by a non-cash charge to our statement of operations that was reflected in the income tax benefit recorded for 2009.

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

Financial Condition

Assets

Our total consolidated assets increased by $36 million, or 3%, to $1.2 billion at December 31, 2009 from $1.16 billion at December 31, 2008, because we increased our cash and cash equivalents during 2009 in order to increase our liquidity in response to the worsening of the economic recession and its impact on California, which has seen significant declines in real property values, increases in real estate foreclosures and sharp increases in unemployment exceeding the national average.

The following table sets forth the composition of our interest earning assets at:

	December 31, 2009	December 31, 2008
	(In thousands)
Federal funds sold (1)	$—	$—
Interest-bearing deposits with financial institutions (1)	127,785	90,707
Interest-bearing time deposits with financial institutions	9,800	198
Federal Reserve Bank and Federal Home Loan Bank Stock, at cost	14,091	13,420
Securities available for sale, at fair value	170,214	160,945
Loans held for sale, at lower of cost or market	7,572	—
Loans (net of allowances of $20,345 and $15,453, respectively)	813,194	828,041

(1)	Includes interest-earning balances maintained at the Federal Reserve Bank of San Francisco.

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

Securities Available for Sale. Securities that we intend to hold for an indefinite period of time, but which may be sold in response to changes in liquidity needs, in interest rates, or in prepayment risks or other similar factors, are classified as “securities available for sale”. Such securities are recorded on our balance sheet at their respective fair values and increases or decreases in those values are recorded as unrealized gains or losses, respectively, and are reported as Other Comprehensive Income (Loss) on our accompanying consolidated balance sheet, rather than included in or deducted from our earnings.

The following is a summary of the major components of securities available for sale and a comparison of the amortized cost, estimated fair values and the gross unrealized gains and losses attributable to those securities, as of December 31, 2009, 2008 and 2007:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(Dollars in thousands)
December 31, 2009
Securities available for sale:
U.S. Treasury securities	$18,040	$11	$—	$18,051
Mortgage-backed securities issued by US agencies	134,331	89	(1,651)	132,769
Collateralized mortgage obligations issued by US agencies	—	—	—	—

Total government and agencies securities	152,371	100	(1,651)	150,820
Municipal securities	10,545	13	(431)	10,127
Non-agency collateralized mortgage obligations	7,094	10	(1,069)	6,035
Asset backed securities	2,704	—	(1,732)	972
Mutual fund	2,260	—	—	2,260

Total securities available for sale	$174,974	$123	$(4,883)	$170,214

December 31, 2008
Securities available for sale:
U.S. Agencies/Mortgage backed securities	$126,065	$1,538	$(471)	$127,132
Collateralized mortgage obligations	425	4	—	429

Total government and agencies securities	126,490	1,542	(471)	127,561
Municipal securities	22,895	90	(1,523)	21,462
Non-agency collateralized mortgage obligations	10,278	—	(1,340)	8,938
Asset backed securities	1,237	—	—	1,237
Mutual funds	1,747	—	—	1,747

Total securities available for sale	$162,647	$1,632	$(3,334)	$160,945

December 31, 2007
Securities available for sale:
U.S. Agencies/Mortgage backed securities	$174,370	$511	$(1,693)	$173,188
Collateralized mortgage obligations	18,885	—	(376)	18,509

Total government and agencies securities	193,255	511	(2,069)	191,697
Municipal securities	22,893	65	(417)	22,541
Asset backed securities	2,857	—	(5)	2,852
Mutual funds	1,748	—	—	1,748

Total securities available for sale	$220,753	$576	$(2,491)	$218,838

At December 31, 2009, U.S. Government and federal agency securities, consisting principally of mortgage backed securities and collateralized mortgage obligations with an aggregate fair market value of $87 million were pledged to secure Federal Home Loan Bank borrowings, repurchase agreements, local agency deposits and treasury, tax and loan accounts.

The amortized cost, at December 31, 2009, of securities available for sale are shown in the table below by contractual maturities and historical prepayments based on the prior three months of principal payments. Expected maturities will differ from contractual maturities and historical prepayments, particularly with respect to collateralized mortgage obligations, because changes in interest rates will affect the timing and the extent of prepayments by borrowers.

	December 31, 2009 Maturing in
	One year or less		Over one year through five years		Over five years through ten years		Over ten years		Total
	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield
	(Dollars in thousands)
Securities available for sale:
US Treasury securities	$18,040	0.61%	—	—	—	—	—	—	18,040	0.61%
US agency/mortgage-backed securities	10,515	3.05%	$31,985	3.35%	$34,652	3.56%	$57,179	4.10%	134,331	3.44%
Agency collateralized mortgage obligations	—	—	—	—	—	—	—	—	0	—
Non-agency collateralized mortgage obligations	1,264	4.41%	5,830	4.61%	—	—	—	—	7,094	4.57%
Municipal securities	—	—	—	—	1,348	4.10%	9,197	4.26%	10,545	4.25%
Asset backed securities	—	—	—	—	—	—	2,704	1.18%	2,704	1.14%
Mutual funds	—	—	2,260	4.06%	—	—	—	—	2,260	4.06%

Total Securities Available for sale	$29,819	1.63%	$40,075	3.58%	$36,000	3.58%	$69,080	3.95%	$174,974	3.21%

The table below shows, as of December 31, 2009, the gross unrealized losses and fair values of our investments, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	Securities With Unrealized Loss as of December 31, 2009
	Less than 12 months		12 months or more		Total
(Dollars In thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
US agencies and mortgage backed securities	$118,720	$(1,609)	$2,792	$(42)	$121,512	$(1,651)
Agency collateralized mortgage backed obligations	—	—	—	—	—	—
Municipal securities	4,938	(107)	3,940	(324)	8,878	(431)
Non-agency collateralized mortgage obligations	—	—	3,487	(1,069)	3,487	(1,069)
Asset-backed securities	—	—	972	(1,732)	972	(1,732)

Total temporarily impaired securities	$123,658	$(1,716)	$11,191	$(3,167)	$134,849	$(4,883)

Impairment exists when the fair value of the security is less than its cost. We perform a quarterly assessment of the securities that have an unrealized loss to determine whether the decline in fair value of those securities below their cost is other-than-temporary.

We adopted ASC 321-10 effective April 1, 2009 and, accordingly, we recognize other-than-temporary impairment for our available-for-sale debt securities. In accordance with ASC 321-10, when there are credit losses associated with an impaired debt security and (i) we do not have the intent to sell the security and (ii) it is more likely than not that we will not have to sell the security before recovery of its cost basis, then, we will separate the amount of impairment that is credit related from the amount thereof related to non-credit factors. The credit-related impairment is recognized in net gain on sale of securities in the consolidated statements of operations. The non-credit-related impairment is recognized and reflected in Other Comprehensive Income.

Through the impairment assessment process, we determined that the investments discussed below were other-than-temporarily impaired (“OTTI”) at December 31, 2009. We recorded impairment credit losses in earnings on available for sale securities of $125,000 for the year ended December 31, 2009.

Certain of the OTTI amounts were related to credit losses and recognized in earnings, with the remainder recognized into other comprehensive loss. The table below presents the roll-forward of OTTIs where a portion related to other factors was recognized in other comprehensive loss for the year ended December 31, 2009:

	Gross Other- Than- Temporary Impairments	Other-Than- Temporary Impairments Included in Other Comprehensive Loss	Net Other-Than- Temporary Impairments Included in Earnings
	(In thousands)
Balance – December 31, 2007	$—	$—	$—
Additions for credit losses on securities for which an OTTI was not previously recognized	(74)	(1,079)	(1,153)

Balance – December 31, 2008	(74)	(1,079)	(1,153)
Additions for credit losses on securities for which an OTTI was not previously recognized	(125)	(1,293)	(1,418)

Balance – December 31, 2009	$(199)	$(2,372)	$(2,571)

Non Agency CMO

We have identified one non-agency collateralized mortgage obligation security (CUSIP 94982HAK3) that required an assessment for OTTI at December 31, 2009. This CMO is a “Super Senior Support” bond, which was originated in 2005 and issued by Wells Fargo & Company, was rated AAA by Standard & Poor’s and Aa1 by Moody’s, and had a credit support of 2.5% of the total balance at issuance. As of December 31, 2009, the security was rated AAA and A by Standard and Poor’s and Moody’s, respectively, with negative outlooks, has an amortized cost of $1.4 million and a fair value of $760 thousand, for an approximate loss of $640 thousand. The principal collateral for this security is a pool of one-to-four family, fully amortizing residential first mortgage loans that have a fixed payment for approximately five years, after which they bear interest at variable rates with annual resets. Credit support at December 31, 2009 was approximately 5.3% and delinquencies 60 days and over totaled approximately 5.9%. Factors considered in the impairment include the rating change of the security, the current level of subordination from other CMO classes, anticipated prepayment rates, cumulative default rates and the loss severity given a default. We recognized a $101,000 impairment loss with respect to this CMO, constituting a credit loss, in earnings for the year ended December 31, 2009. The remaining loss of $640,000 on this security was recognized through other comprehensive loss. This non credit portion of OTTI is attributed to external market conditions, primarily the lack of liquidity in these securities and risks of potential additional declines in the housing market.

Asset Backed Securities

At December 31, 2009, we had one asset backed security in our portfolio of investment securities available for sale. This security is a multi-class, cash flow collateralized bond obligation backed by a pool of trust preferred securities issued by a diversified pool of 56 issuers consisting of 45 U.S. depository institutions and 11 insurance companies at the time of the security’s issuance in November 2007. The total amount of this security, as of its issue date, was $363 million. The security that we own (CUSIP 74042CAE8) is the mezzanine class B piece that floats with 3 month LIBOR +60 basis points and had a rating of Aa2/AA by Moody’s and Fitch at the time of issuance. We purchased $3.0 million face value of this security in November 2007 at a price of 95.21% for a total purchase price of $2,856,420.

As of December 31, 2009 the amortized cost of this security was $2.7 million with a fair value of $972,000 for an approximate unrealized loss of $1.7 million. Currently, the security has a Caa1 rating from Moody’s and BB rating with negative outlook from Fitch and has experienced $32.5 million in defaults (9.1% of total current collateral) and $25.5 million in deferrals (7.1% of total current collateral) from issuance to December 31 2009. As of December 31, 2009, the book value of this security was $2.7 million with a fair value of $972,000, for an approximate unrealized loss of $1.7 million. Currently, the security has a Caa1 rating from Moody’s and BB rating with negative outlook from Fitch and has experienced $32.5 million in defaults (9.1% of total current collateral) and $25.5 million in deferrals (7.1% of total current collateral) from issuance to December 31 2009. We estimate that approximately $7.5 million of potential additional deferrals and defaults would have to occur (approximately 2% of performing collateral) before a temporary interest shortfall takes place and that $88 million of deferrals and defaults would have to occur before we would not receive all of the contractual cash flows owed to us. This analysis takes into account future default rates of 2.8%, prepayment rates of 1% until maturity, and 15% recovery of future defaults. We have recognized impairment losses in earnings of $24,000 and $74,000 in respect of this security for the years ended December 31, 2009 and December 31, 2008, respectively.

Impairment Losses on OTTI Securities	For the twelve months ended December 31
	2009	2008	2007
Asset Backed Security	$(24)	$(74)	$—
Non Agency CMO	(101)	—	—

	$(125)	$(74)	$—

As a part of the Company’s OTTI assessment, we consider information available about the performance of the underlying collateral, including credit enhancements, default rates, loss severities, delinquency rates, vintage, as well as rating agency reports and historical prepayment speeds. As a result, significant judgment must be made in connection with our analysis to determine the expected cash flows for its impaired securities. In determining the component of the OTTI related to credit losses, we compare the amortized cost basis of each OTTI security to the present value of its expected cash flows, discounted using the effective interest rate implicit in the security at the date of acquisition.

We have made an assessment that we have the ability to continue to hold impaired investment securities. We have concluded, on the basis of that assessment, along with our evaluation of the future performance of these OTTI securities, as indicated by the criteria discussed above, that the remainder of our impaired securities are not other-than-temporarily impaired. In assessing whether it is more likely than not that we will be required to sell any impaired security before its anticipated recovery, which may be at their maturity, we consider the significance of each investment, the amount of the impairment, as well as our liquidity position and the impact on our capital position. Based on our analyses, we have concluded that, at December 31, 2009, the unrealized losses in our securities portfolio which impairments have not been recognized are temporary.

Loans Held for Sale

During the second quarter of 2009, we commenced a new mortgage banking business that originates residential real estate mortgage loans that qualify for resale into the secondary mortgage markets. For the year ended December 31, 2009, the Bank originated approximately $73.4 million of conventional and FHA/VA single-family mortgage loans and sold approximately $67.8 million of those loans in the secondary mortgage market. A total of $5.8 million of such loans was recorded to the loan portfolio as held for investment. The loans classified as loans held for sale are carried at the lower of cost or estimated fair value. Net unrealized losses on loans held for sale, if any, would be recognized through a valuation allowance established by a charge to income.

Loans

The following table sets forth the composition, by loan category, of our loan portfolio, excluding mortgage loans held for sale, at December 31, 2009, 2008, 2007, 2006 and 2005:

	Year Ended December 31,
	2009		2008		2007		2006		2005
	Amt	Percent	Amt	Percent	Amt	Percent	Amt	Percent	Amt	Percent
	(Dollars in thousands)
Commercial loans	$290,406	34.8%	$300,945	35.7%	$269,887	34.6%	$230,960	31.0%	$187,246	28.6%
Commercial real estate loans – owner occupied	179,682	21.5%	174,169	20.6%	163,949	21.0%	128,632	17.2%	$87,622	13.4%
Commercial real estate loans – all other	135,152	16.2%	127,528	15.1%	108,866	14.0%	125,851	16.8%	154,244	23.5%
Residential mortgage loans – multi-family	101,961	12.2%	100,971	12.0%	92,440	11.9%	98,678	13.2%	74,424	11.4%
Residential mortgage loans – single family	67,023	8.0%	65,127	7.7%	64,718	8.3%	76,117	10.2%	99,261	15.1%
Construction loans	20,443	2.6%	32,528	3.9%	47,179	6.1%	65,120	8.7%	27,557	4.2%
Land development loans	30,042	3.6%	33,283	3.9%	25,800	3.3%	16,733	2.2%	19,499	3.0%
Consumer loans	9,370	1.1%	9,173	1.1%	6,456	0.8%	5,401	0.7%	5,523	0.8%

Gross loans	834,079	100.0%	843,724	100.0%	779,295	100.0%	747,492	100.0%	655,376	100.0%

Deferred fee (income) costs, net	(540)		(230)		(98)		(606)		(223)
Allowance for loan losses	(20,345)		(15,453)		(6,126)		(5,929)		(5,126)

Loans, net	$813,194		$828,041		$773,071		$740,957		$650,027

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

The following tables set forth the maturity distribution of our loan portfolio (excluding single and multi-family residential mortgage loans and consumer loans) at December 31, 2009:

	December 31, 2009
	One Year or Less	Over One Year Through Five Years	Over Five Years	Total
	(In thousands)
Real estate and construction loans(1)
Floating rate	$53,711	$119,420	$9,587	$182,718
Fixed rate	43,621	100,502	38,478	182,601
Commercial loans
Floating rate	46,780	4,225	—	51,005
Fixed rate	119,169	84,026	36,206	239,401

Total	$263,281	$308,173	$84,271	$655,725

(1)	Does not include mortgage loans on single or multi-family residences or consumer loans, which totaled $169.0 million and $9.4 million, respectively, at December 31, 2009.

Nonperforming Loans and Allowance for Loan Losses

Nonperforming Loans. Non-performing loans consist of (i) loans on non-accrual status, which include loans restructured when there has not been a history of past performance on debt service in accordance with the contractual terms of the restructured loans, and (ii) loans 90 days or more past due and still accruing interest. Non-performing assets consist of non-performing loans and OREO, which consists of real properties which have been acquired by foreclosure or similar means and which management intends to offer for sale. Loans are placed on non-accrual status when, in the opinion of management, the full timely collection of principal or interest is in doubt. Generally, the accrual of interest is discontinued when principal or interest payments become more than 90 days past due, unless management believes the loan is adequately collateralized and in the process of collection. However, in certain instances, we may place a particular loan on non-accrual status earlier, depending upon the individual circumstances involved in loan’s delinquency. When a loan is placed on non-accrual status, previously accrued but unpaid interest is reversed against current income. Subsequent collections of cash are applied as principal reductions when received, except when the ultimate collectibility of principal is probable, in which case interest payments are credited to income. Non-accrual loans may be restored to accrual status when principal and interest become current and full repayment is expected. Interest income is recognized on the accrual basis for impaired loans not meeting the criteria for non-accrual.

The following table sets forth information regarding nonaccrual loans and other real estate owned which, together, comprise our nonperforming assets, and restructured loans, at December 31, 2009 and December 31, 2008:

	At December 31, 2009	At December 31, 2008
Nonaccrual loans:
Commercial loans	$17,150	$5,865
Commercial real estate	20,779	—
Residential real estate	1,358	2,478
Construction and land development	10,162	7,555
Consumer loans	—	27

Total nonaccrual loans	$49,449	$15,925

Other real estate owned (OREO):
Construction and land development	10,712	5,430
Residential-multi family	—	976
Residential-single family	—	2,408
Commercial real estate	—	5,194

Total other real estate owned	10,712	14,008

Total nonperforming assets	$60,161	$29,933

Restructured loans:
Accruing loans	1,243	2,606
Nonaccruing loans (included in nonaccrual loans above)	20,114	4,913

Total restructured loans	$21,357	$7,519

The increases in non-performing loans and OREO were attributable primarily to the continuing economic recession which adversely affected the ability of an increasing number of borrowers to meet their loan payment obligations and the tightening of available credit that has prevented such borrowers from refinancing their loans with us.

Loans that have been restructured remain in a non-accrual status until there has been six months of satisfactory performance by the borrowers in accordance with the terms of those restructured loans, at which time the loans would be returned to accrual status. During the year ended December 31, 2009, we entered into troubled debt restructuring agreements with respect to $20.1 million of loans carried on a non-accrual basis. As a general rule, if such a loan performs in accordance with the terms of its restructuring agreement for that six month period, it will be returned to accrual status.

During the fourth quarter of 2009, we sold two OREO properties with carrying values of $1.5 million and $4.2 million, respectively. No material additional losses were recognized on the sale of either of those properties. On the other hand, as of December 31, 2009, we were in the process of foreclosing two other properties collateralizing non-performing loans with an estimated current market value totaling approximately $2.1 million. As a result, we may incur losses on those properties before we can complete their sale.

Information Regarding Impaired Loans. At December 31, 2009, there were $57.4 million of loans deemed impaired as compared to $18.5 million at December 31, 2008. We had an average investment in impaired loans for the twelve months ended December 31, 2009 of $52.3 million as compared to $17.8 million for the year ended December 31, 2008. The interest that would have been earned during the twelve month period ended December 31, 2009 had the impaired loans in nonaccrual remained current in accordance with their original terms was $2.7 million.

The following table sets forth the amount of impaired loans for which there is a related allowance for credit losses determined in accordance with ASC 310-10 and the amount of that allowance and the amount of impaired loans for which there is no allowance for credit losses, at December 31, 2009 and December 31, 2008:

	December 31, 2009			December 31, 2008
	(Dollars in thousands)
Impaired Loans	Loans	Reserves for Loan Losses	% of Reserves to Loans	Loans	Reserves for Loan Losses	% of Reserves to Loans
Impaired loans with reserves	$28,237	$4,779	16.9%	$14,869	$2,153	14.5%
Impaired loans without reserves	29,152	—	—	3,662	—	—

Total impaired loans	$57,389	$4,779	8.3%	$18,531	$2,153	11.6%

Allowance for Loan Losses. The allowance for loan losses (the “Allowance”) at December 31, 2009 was $20.3 million, which represented approximately 2.44% of the loans outstanding at December 31, 2009, as compared to $15.5 million, or 1.83%, of the loans outstanding at December 31, 2008.

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

The following table compares the total amount of loans outstanding, and the allowance for loan losses, by loan category, in each case, in thousands of dollars, and certain related ratios, as of December 31, 2009 and December 31, 2008.

	December 31, 2009	December 31, 2008
Loan Categories:
Commercial loans	$290,406	$300,945
Loans impaired(1)	$20,910	$7,342
Loans 90 days past due	$13,158	$1,653
Loans 30 days past due	$1,127	$11,209
Allowance for loan losses
General component	$9,050	$6,974
Specific component(1)	2,069	560

Total allowance	$11,119	$7,534
Ratio of allowance to loan category	3.83%	2.50%

Real estate loans:	$416,795	$402,668
Loans impaired(1)	$20,779	—
Loans 90 days past due	$11,230	—
Loans 30 days past due	$727	$3,133
Allowance for loan losses
General component	$3,615	$3,912
Specific component (1)	1,965	456

Total allowance	$5,580	$4,368
Ratio of allowance to loan category	1.34%	1.08%

Construction loans and land development	$50,485	$65,811
Loans impaired(1)	$13,830	$7,555
Loans 90 days past due	$5,373	$3,779
Loans 30 days past due	$—	$10,725
Allowance for loan losses
General component	$2,090	$1,591
Specific component(1)	477	995

Total allowance	$2,567	$2,586
Ratio of allowance to loan category	5.08%	3.93%

Consumer and single family mortgages	$76,393	$74,300
Loans impaired(1)	$1,870	$3,634
Loans 90 days past due	$87	$1,380
Loans 30 days past due	$91	$44
Allowance for loan losses
General component	$811	$892
Specific component(1)	268	73

Total allowance	$1,079	$965
Ratio of allowance to loan category	1.41%	1.30%

Total loans outstanding	$834,079	$843,724
Loans impaired(1)	$57,389	$18,531
Loans 90 days past due	$29,848	$6,812
Loans 30 days past due	$1,945	$25,111
Allowance for loan losses
General component	$15,566	$13,369
Specific component(1)	4,779	2,084

Total allowance	$20,345	$15,453
Ratio of allowance to total loans outstanding	2.44%	1.83%

(1)	Amounts in impaired loans and specific component include nonperforming delinquent loans.

Set forth below is a summary, in thousands of dollars, of the transactions in the allowance for loan losses for the years ended December 31, 2009 and December 31, 2008:

	Year Ended December 31, 2009	Year Ended December 31, 2008
Balance, beginning of period	$15,453	$6,126
Provision for loan losses	23,673	21,685
Recoveries on loans previously charged off	357	80
Amounts charged off	(19,138)	(12,438)

Balance, end of period	$20,345	$15,453

The table below indicates the trend in loan delinquencies at December 31, 2009 from December 31, 2008.

	December 31,
	2009	2008
Loans Delinquent:
90 days or more:
Commercial loans	$13,158	$1,653
Commercial real estate	10,550	—
Residential mortgages	767	1,353
Construction and land development loans	5,373	3,779
Consumer loans	—	27

	29,848	6,812

30-89 days:
Commercial loans	1,127	11,209
Commercial real estate	726	3,133
Residential mortgages	92	—
Construction and land development loans	—	10,725
Consumer loans	—	44

	1,945	25,111

Total Past Due (1):	$31,793	$31,923

(1)	Past due balances include nonaccrual loans.

As indicated above, loans 90 days or more delinquent increased by $23.0 million, or 338%, to $29.8 million at December 31, 2009, from $6.8 million at December 31, 2008. On the other hand, loans 30 to 89 days delinquent declined by nearly $23.2 million, or 92.3%, to $1.9 million at December 31, 2009, down from $25.1 million at December 31, 2008. We believe that this decline represents a positive trend which, if it continues, could lead to a decrease in non-accrual loans during 2010. There is no assurance, however, that such a decrease in non-accrual loans will, in fact, occur, as the future direction of the economy and the speed of the economic recovery remain uncertain. Moreover, we are not yet able to determine the impact that this trend may have on our future operating results.

Deposits

Average Balances of and Average Interest Rates Paid on Deposits. Set forth below are the average amounts (in thousands) of, and the average rates paid on, deposits in each of 2009, 2008 and 2007:

	Year Ended December 31,
	2009		2008		2007
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest bearing demand deposits	$165,709	—	$158,501	—	$175,245	—
Interest-bearing checking accounts	28,136	0.79%	20,176	0.53%	22,245	0.69%
Money market and savings deposits	108,583	1.23%	134,701	1.94%	154,263	3.46%
Time deposits(1)	594,885	3.49%	454,339	4.56%	396,909	5.15%

Total deposits	$897,313	2.49%	$767,717	3.05%	$748,662	3.47%

(1)	Comprised of time certificates of deposit in denominations of less than and more than $100,000.

Deposit Totals. Deposits totaled $960 million at December 31, 2009 as compared to $822 million at December 31, 2008. At December 31, 2009, noninterest-bearing deposits totaled $184 million, and 19% of total deposits, as compared to $152 million, and 19%, respectively, of total deposits at December 31, 2008. Certificates of deposit in denominations of $100,000 or more, on which we pay higher rates of interest than on other deposits, aggregated $453 million, or 47%, of total deposits at December 31, 2009, as compared to $326 million, and 40%, of total deposits at December 31, 2008.

Set forth below is a maturity schedule of domestic time certificates of deposit outstanding at December 31, 2009 and December 31, 2008:

	December 31, 2009		December 31, 2008
Maturities	Certificates of Deposit Under $ 100,000	Certificates of Deposit $100,000 or more	Certificates of Deposit Under $100,000	Certificates of Deposit $100,000 or more
	(Dollars in thousands)
Three months or less	$62,713	$126,320	$59,212	$92,773
Over three and through six months	19,713	52,062	24,284	37,060
Over six and through twelve months	56,750	204,523	95,584	152,029
Over twelve months	29,583	70,017	36,751	43,932

Total	$168,759	$452,922	$215,831	$325,794

Liquidity

We actively manage our liquidity needs to ensure that sufficient funds are available to meet our cash requirements and, thereby, provide for the ongoing needs of our customers for cash. We project the future sources and uses of funds and maintain sufficient liquid funds for unanticipated events. Our primary sources of cash include (i) payments on loans, and (ii) the sale or maturity of investments, (iii) growth in deposits, and (iv) borrowings. The primary uses of cash include funding new loans and making advances on our customers’ lines of credit, purchasing investments, including securities available for sale, funding deposit withdrawals, reducing outstanding borrowings and paying operating expenses. We maintain funds in overnight federal funds and other short-term investments to provide for short-term liquidity needs. We also have obtained credit lines from the Federal Home Loan Bank and other financial institutions which can be drawn upon to meet any additional liquidity requirements. As of December 31, 2009, we had unused borrowing capacity of $39.5 million with the Federal Home Loan Bank.

Our liquid assets, which included cash and due from banks, federal funds sold, interest earning deposits with financial institutions and unpledged securities available for sale (excluding Federal Reserve Bank (“FRB”) and Federal Home Loan Bank (“FHLB”) stock) totaled $230 million or 19% of total assets at December 31, 2009, as compared to $ 138 million or 12% of total assets at December 31, 2008.

Cash flow Used in Operating Activities. During the year ended December 31, 2009, we used $9.8 million of cash in operating activities, primarily to fund the net loss of $17.3 million, partially offset by adjustments for non-cash expenses.

Cash flow Used in Investing Activities. In the year ended December 31, 2009, we used cash flow of $9.8 million in investing activities, primarily to fund a net increase in securities available for sale and an increase in loans.

Cash flow Provided by Financing Activities. Cash flow of $54 million was provided by financing activities during the year ended December 31, 2009, the source of which consisted primarily of a net increase of $139 million in deposits, which was partially offset by a $93 million net decrease in borrowings, consisting of paydowns on FHLB debt.

The relationship between gross loans and total deposits provides a useful measure of our liquidity. Since repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loan-to-deposit ratio the less liquid are our assets. On the other hand, since we realize greater yields and higher interest income on loans than we do on investments, a lower loan-to-deposit ratio can adversely affect interest income and earnings. As a result, our goal is to achieve a loan-to-deposit ratio that appropriately balances the requirements of liquidity and the need to generate a fair return on assets. At December 31, 2009, the ratio of loans-to-deposits was 86%, compared to 101% at December 31, 2008.

Off Balance Sheet Arrangements

Loan Commitments and Standby Letters of Credit. In order to meet the financing needs of our customers in the normal course of business, we make commitments to extend credit and issue standby commercial letters of credit to or for our customers. At December 31, 2009 and 2008, we had outstanding commitments to fund loans totaling approximately $184 million and $218 million, respectively.

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

Contractual Obligations

Borrowings. As of December 31, 2009, we had $127 million of outstanding short-term borrowings and $14 million of outstanding long-term borrowings that we had obtained from the Federal Home Loan Bank. The table below sets forth the amounts (in thousands of dollars) of, the interest rates we pay on, and the maturity dates of these Federal Home Loan Bank borrowings. These borrowings, along with the securities sold under agreements to repurchase, have a weighted-average annualized interest rate of 3.65%.

Principal Amounts	Interest Rate	Maturity Dates	Principal Amounts	Interest Rate	Maturity Dates
(Dollars in thousands)			(Dollars in thousands)
$12,000	4.96%	January 4, 2010	$10,000	4.84%	March 2, 2010
5,000	4.85%	January 8, 2010	5,000	3.34%	April 5, 2010
5,000	3.15%	January 11, 2010	12,000	3.14%	May 7, 2010
12,000	5.04%	January 19, 2010	5,000	3.26%	June 4, 2010
5,000	2.82%	January 25, 2010	6,000	0.39%	November 24, 2010
7,000	5.10%	January 25, 2010	7,000	3.85%	December 3, 2010
5,000	3.24%	February 4, 2010	10,000	3.29%	December 10, 2010
7,000	3.15%	February 10, 2010	9,000	1.08%	November 25, 2011
7,000	4.83%	March 1, 2010	5,000	1.66%	November 26, 2012
7,000	4.88%	March 1, 2010

At December 31, 2009, U.S. Agency and Mortgage Backed securities, U.S. Government agency securities and collateralized mortgage obligations with an aggregate fair market value of $140 million and $186 million of residential mortgage and other real estate secured loans were pledged to secure these Federal Home Loan Bank borrowings, repurchase agreements, local agency deposits and treasury, tax and loan accounts.

The highest amount of borrowings outstanding at any month end during the year ended December 31, 2009 consisted of $208 million of borrowings from the Federal Home Loan Bank and $13 million of overnight borrowings in the form of securities sold under repurchase agreements. During 2008, the highest amount of borrowings outstanding at any month end consisted of $236 million of borrowings from the Federal Home Loan Bank and $13 million of overnight borrowings in the form of securities sold under repurchase agreements.

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

Set forth below is certain information regarding the terms of the Debentures that remained outstanding as of December 31, 2009:

Original Issue Dates	Principal Amount	Interest Rates	Maturity Dates
	(In thousands)
September 2002	$7,217	LIBOR plus 3.40%	September 2032
October 2004	10,310	LIBOR plus 2.00%	October 2034

Total	$17,527

Under the Federal Reserve Board rulings, the borrowings evidenced by the Debentures, which are subordinated to all of our other borrowings that are outstanding or which we may obtain in the future, are eligible (subject to certain dollar limitations) to qualify, and at December 31, 2009, a total of $16.8 million principal amount of those Debentures qualified, as Tier I capital for regulatory purposes. See discussion below under the subcaption “—Capital Resources-Regulatory Capital Requirements.”

The Debentures, and the corresponding trust preferred securities, are redeemable at our option, without premium or penalty, beginning five years after their respective original issue dates, and during the third quarter of 2007, using available cash, we exercised our optional redemption rights to redeem, at par, $10.3 million principal amount of the Debentures and the corresponding trust preferred securities that we issued in 2002.

The Debentures require quarterly or semi-annual interest payments, which are used to make quarterly or semi-annual distributions that are payable on the corresponding trust preferred securities. Subject to certain conditions, we have the right, at our discretion, to defer those interest payments, and the corresponding distributions on the trust preferred securities, for up to five years. Exercise of this deferral right does not constitute a default of our obligations to pay the interest on the Debentures or the corresponding distributions that are payable on the trust preferred securities.

In July 2009, we entered into a Memorandum of Understanding (an “MOU”) with the FRB and the DFI. See “BUSINESS—Supervision and Regulation—Pacific Mercantile Bancorp—Regulatory Action Taken by the FRB and the DFI” in Item 1 of this Report. The stated objective of the MOU is to enable the Company and the Bank to maintain their financial soundness in what has been and continues to be very difficult economic and market environment by, among other things, imposing certain restrictions on actions that would have the effect of reducing the Company’s capital. Those restrictions include a requirement that the Company obtain prior regulatory approval to pay interest on the Debentures and corresponding distributions on its trust preferred securities. The Company has been advised by the FRB that it will not approve the payment of interest on the Debentures, or the corresponding distribution that would otherwise be paid on the trust preferred securities, on April 19, 2010. As a result, the Company has notified the trustee for the Debentures and the trust preferred securities that it will be deferring the April 19, 2010 payment. Moreover, we may be required to exercise our deferral right with respect to subsequent interest payments on the Debentures and corresponding distributions on the trust preferred securities.

Other Contractual Obligations

Set forth below is information regarding our material contractual obligations as of December 31, 2009:

Operating Lease Obligations. We lease certain facilities and equipment under various non-cancelable operating leases, which include escalation clauses ranging between 3% and 5% per annum. Future minimum non-cancelable lease commitments were as follows at December 31, 2009:

At December 31, 2009
(In thousands)
2010	$2,378
2011	1,850
2012	1,246
2013	844
2014	763
Thereafter	1,094

Total	$8,175

Maturing Time Certificates of Deposits. Set forth below is a maturity schedule, as of December 31, 2009, of time certificates of deposit of $100,000 or more:

At December 31, 2009
(In thousands)
2010	$394,135
2011	50,830
2012	5,814
2013	1,731
2014 and beyond	412

Total	$452,922

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

The following table sets forth the amounts of capital and capital ratios of the Company (on a consolidated basis) and the Bank (on a stand alone basis) at December 31, 2009, as compared to the respective minimum regulatory requirements applicable to them. See “BUSINESS—Supervision and Regulation—Capital Standards and Prompt Corrective Action” elsewhere in this Report.

			Applicable Federal Regulatory Requirement
	Actual		For Capital Adequacy Purposes		To be Categorized As Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in thousands)
Total Capital to Risk Weighted Assets:
Company	$105,579	11.7%	$72,173	8.0%	NA	NA
Bank	98,911	11.0%	72,043	8.0%	$90,054	10.0%
Tier 1 Capital to Risk Weighted Assets:
Company	$94,187	10.4%	$36,087	4.0%	NA	NA
Bank	87,539	9.7%	36,022	4.0%	$54,033	6.0%
Tier 1 Capital to Average Assets:
Company	$94,187	8.1%	$46,370	4.0%	NA	NA
Bank	87,539	7.6%	46,236	4.0%	$57,795	5.0%

As of December 31, 2009, based on applicable capital regulations, the Company (on a consolidated basis) and the Bank (on a stand-alone basis) qualified as well capitalized institutions under the capital adequacy guidelines described above.

Our consolidated total capital and Tier 1 capital, at December 31, 2009, include approximately $17.5 million of long term indebtedness evidenced by the Junior Subordinated Debentures that we issued in 2002 and 2004 in connection with the sale of trust preferred securities. See “—Financial Condition—Contractual Obligations-Junior Subordinated Debentures” above. We contributed $16.8 million of the net proceeds from the issuance of Junior Subordinated Debentures to the Bank, thereby, increasing its total capital and Tier 1 capital.

Sale of Series A Convertible 10% Cumulative Preferred Stock. In October 2009, we commenced a private offering, to a limited number of sophisticated investors, of up to $15.5 million of Series A Convertible 10% Cumulative Preferred Stock (the “Series A Preferred Stock” or “Series A Shares”). Through March 24, 2010 we had sold we have sold a total of 85,500 Series A Shares, for a price of $100 per Series A Share, raising gross proceeds of $8,550,000. Our consolidated total capital and Tier 1 capital, at December 31, 2009, include approximately $8,050,000 from the proceeds of the Series A Shares that had been sold up to December 31, 2009,

The following is a summary of the rights, preferences and privileges of and restrictions on the Series A Shares, which summary is not complete and is qualified in its entirety by reference to the Certificate of Determination of the Series A Convertible 10% Cumulative Preferred Stock a copy of which is incorporated herein by reference as Exhibit 3.2 to this Annual Report.

Ranking. The Series A Preferred Stock will, with respect to dividend rights and rights on liquidation, winding-up and dissolution, rank (i) senior to the Common Stock; and (ii) on parity with each other class or series of preferred stock that may be established after the Series A Preferred Stock is issued, if the terms of that subsequently authorized class or series of preferred stock expressly provide that such class or series will rank on a parity with the Series A Preferred Stock as to dividend rights and rights on liquidation, winding-up and dissolution of the Company (collectively referred to as “Parity Securities”). If, on the other hand, any new class or series of preferred that may be established after the Series A Preferred Stock is issued does not expressly provide that such class or series will rank on a parity with the Series A Preferred Stock, such class or series of shares will rank junior to the Series A Preferred Stock with respect to dividend rights and rights on liquidation, winding-up and dissolution.

Conversion Rights. Each Series A Share will be convertible at an initial conversion price of $7.65 per share (the “Conversion Price”), into 13.07 shares of the Company’s Common Stock, at the option of holder of the Series A Shares until the second anniversary of the date of the Company’s initial issuance of Series A Shares in the Offering (the “Mandatory

Conversion Date”) which is subject to extension in certain circumstances. If any Series A Shares remain outstanding as of the Mandatory Conversion Date, such Series A Shares will automatically convert, at the same Conversion Price, into 13.07 shares of Common Stock for each Series A Share so converted. The Conversion Price is subject to proportional adjustments for any stock dividends, stock splits, reverse stock splits, or recapitalizations of and the like with respect to the Common Stock. In addition, subject to certain exceptions, the Conversion Price will be subject to adjustment, in accordance with a broad-based weighted average formula, to prevent dilution as a result of the Company’s issuance of additional shares of Common Stock at a purchase price, or other convertible shares or securities with a conversion price, that is less than the then closing price of the Company’s shares of Common Stock, as reported by NASDAQ.

Dividends. Holders of Series A Shares are entitled to receive annual cumulative cash dividends, payable when, as and if declared by the Company’s Board of Directors, out of assets legally available for the payment of dividends, at an annual rate of 10% on the purchase price of $100.00 per share (subject to appropriate adjustment in the event of any stock dividend, stock split, combination or similar recapitalization). Such dividends on the Series A Shares are cumulative and, as a result, if and to the extent the Company chooses not to pay any accrued dividends on the Series A Shares (whether or not the Board has declared such dividends), the amount of the unpaid dividends will cumulate in successive periods, until paid in full. Dividends on the Series A Shares will not compound.

Dividends payable to the holders of the Series A Shares in preference to the payment of dividends on the outstanding shares of common stock. Accordingly, the Company will be prohibited from paying any cash dividends on the Common Stock, unless it has first paid to the holders of the Series A Shares all unpaid dividends accrued on those Shares (whether or not the Board has theretofore declared such dividends).

To the extent not theretofore paid, any unpaid dividends accrued on the Series A Shares to the Mandatory Conversion Date will be payable in full by the Company in cash, except that if the Company is not permitted to pay cash dividends due to any applicable laws, or any government regulations or restrictions that may then be applicable to the Company, the Company (i) may, subject to certain conditions and restrictions under NASDAQ rules, pay such dividends in shares of its common stock, valued at their closing price per share on the trading day immediately preceding the Mandatory Conversion Date, or (ii) may extend the Mandatory Conversion Date to such date as of which it first is permitted to pay such dividends in cash, in which event the Series A Shares will continue to accrue dividends at a rate of 10% per annum.

If a holder of Series A Shares voluntarily converts such Shares into Shares of Common Stock prior to the Mandatory Conversion Date, but at a time when the Company is not permitted, by applicable law or regulatory restrictions, to pay accumulated dividends on the Series A Shares in cash, then, subject to restrictions under applicable NASDAQ rules, such dividends may, at the option of the Company, be paid in shares of Common Stock. If the Company is not permitted or elects not to pay such dividends in Common Stock and the holder of the Series Shares chooses, nevertheless, to convert the holder’s Series A Shares into Common Stock, such holder will forfeit such dividends.

Protective Provisions and Voting Rights. Without the affirmative vote or written consent of the holders of a majority of the outstanding Series A Shares, voting as a single class, the Company may not (i) alter the rights, preferences or privileges of the Series A Shares in a manner that will adversely affect the holders thereof to a material extent, (ii) change the authorized number of Series A Shares, (iii) authorize or issue a new class or series of preferred stock that would rank senior to the Series A Shares, or (iv) redeem or repurchase any outstanding shares of the Company’s Common Stock, other than Shares of Common Stock that are subject to any equity-based compensation awards that have been or in the future are granted under any equity compensation plan to officers, directors, employees or consultants of the Company or any of its subsidiaries.

In addition to the rights of the holders of the Series A Shares to vote on the foregoing matters and any other voting rights required by law, the holders of the Series A Shares will be entitled to vote, on an as-converted basis, with the holders of the Common Stock, voting together as a single class, on all matters on which the holders of the Common Stock are entitled to vote.

No Maturity Date or Redemption Rights. The Series A Shares do not have a maturity date and will remain outstanding until converted into common stock as described above. The Series A Shares are not redeemable at any time either at the Company’s option or at the option of the holders of the Series A Shares.

Certain Restrictions. The Series A Shares constitute restricted securities within the meaning of SEC Rule 144 (“Rule 144”) under the Securities Act of 1933, as amended (the “Securities Act”). As a result, as a general rule, a holder of Series A Shares may not resell those Shares, or any shares of Common Stock that he or she may acquire on conversion of the Series A Shares (“Conversion Shares”), for six months after the holder purchased and paid for such Series A Shares. If the holder is not an affiliate of the Company, he or she may resell the Series A Shares, or any Conversion Shares, during the succeeding six months in compliance with the requirements and restrictions of Rule 144. Thereafter, the Series A Shares and any Conversion Shares will be freely tradable by holders who are not affiliates of the Company. However, no public market exists and none is expected to develop for the Series A Shares and the Company does not have any obligation and does not plan to list the Series A Shares for trading on any securities exchange or register the Series A Shares or the Conversion Shares under the Securities Act.

ITEM 8.	FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Pacific Mercantile Bancorp and subsidiaries

We have audited the accompanying consolidated statements of financial condition of Pacific Mercantile Bancorp (a California Corporation) and subsidiaries (collectively, the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pacific Mercantile Bancorp and subsidiaries as of December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

As more fully described in Notes 3 and 17 to the consolidated financial statements, in July 2009, the Company and its wholly owned subsidiary, Pacific Mercantile Bank, (the “Bank”) entered into an informal supervisory agreement (commonly referred to as a “memorandum of understanding” or an “MOU”) with its regulators. The MOU includes certain requirements of the Company and the Bank which include (i) actions designed to reduce the Bank’s non-performing loans and other real estate owned, and (ii) actions designed to maintain capital and return the Company to profitability. The Company and the Bank have taken measures in 2009 towards complying with the provisions of the MOU, however the Company and Bank cannot predict the future impact of the MOU upon their business, financial condition or results of operations, and there can be no assurance when or if the Company and Bank will be in compliance with the MOU, or whether the regulators will take further action against the Company or Bank. The accompanying financial statements do not reflect the impact of this uncertainty.

/s/ SQUAR, MILNER, PETERSON, MIRANDA & WILLIAMSON, LLP

Newport Beach, California

March 31, 2010

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands)

	December 31,
	2009	2008
ASSETS
Cash and due from banks	$13,866	$16,426
Interest bearing deposits with financial institutions	127,785	90,707

Cash and cash equivalents	141,651	107,133
Interest-bearing time deposits with financial institutions	9,800	198
Federal Reserve Bank and Federal Home Loan Bank Stock, at cost	14,091	13,420
Securities available for sale, at fair value	170,214	160,945
Loans held for sale, at lower of cost or market	7,572	—
Loans (net of allowances of $20,345 and $15,453, respectively)	813,194	828,041
Investment in unconsolidated subsidiaries	682	682
Other real estate owned	10,712	14,008
Accrued interest receivable	3,730	3,834
Premises and equipment, net	1,329	1,140
Other assets	27,661	34,658

Total assets	$1,200,636	$1,164,059

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$183,789	$152,462
Interest-bearing	776,649	669,224

Total deposits	960,438	821,686
Borrowings	141,003	233,758
Accrued interest payable	1,901	2,850
Other liabilities	5,295	4,006
Junior subordinated debentures	17,527	17,527

Total liabilities	1,126,164	1,079,827

Commitments and contingencies (Note 14)	—	—
Shareholders’ equity:
Preferred stock, no par value, 2,000,000 shares authorized, 8,050 shares issued and outstanding; liquidation preference $100 per share plus accumulated dividends at December 31, 2009	8,050	—
Common stock, no par value, 20,000,000 shares authorized, 10,434,665 shares issued and outstanding at December 31, 2009 and 2008	72,891	72,592
Retained earnings (accumulated deficit)	(3,599)	12,831
Accumulated other comprehensive loss	(2,870)	(1,191)

Total shareholders’ equity	74,472	84,232

Total liabilities and shareholders’ equity	$1,200,636	$1,164,059

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except for per share data)

	Year Ended December 31,
	2009	2008	2007
Interest income:
Loans, including fees	$47,482	$50,539	$55,211
Federal funds sold	—	839	3,572
Securities available for sale and stock	3,661	10,148	11,266
Interest-bearing deposits with financial institutions	501	85	9

Total interest income	51,644	61,611	70,058
Interest expense:
Deposits	22,316	23,473	25,945
Borrowings	7,567	11,025	12,672

Total interest expense	29,883	34,498	38,617

Net interest income	21,761	27,113	31,441

Provision for loan losses	23,673	21,685	2,025

Net interest (loss) income after provision for loan losses	(1,912)	5,428	29,416

Noninterest income
Total other-than-temporary impairment of securities	(829)	(1,603)	—
Portion of losses recognized in other comprehensive loss	704	—	—

Net impairment loss recognized in earnings	(125)	(1,603)	—

Service fees on deposits and other banking services	1,486	1,151	595
Mortgage banking (including net gains on sales of loans held for sale)	917	—	—
Net gains on sale of securities available for sale	2,308	2,346	263
Net loss on sale of other real estate owned	(72)	(40)	—
Other	1,008	752	815

Total noninterest income	5,522	2,606	1,673

Noninterest expense
Salaries and employee benefits	15,845	12,767	11,907
Occupancy	2,713	2,741	2,716
Equipment and depreciation	1,268	1,073	1,239
Data processing	815	675	675
Customer expense	362	479	661
FDIC expense	2,391	634	508
Other real estate owned expense	2,233	1,357	5
Professional Fees	4,545	1,187	1,029
Other operating expense	3,079	2,789	2,978

Total noninterest expense	33,251	23,702	21,718

(Loss) income before income taxes	(29,641)	(15,668)	9,371
Income tax provision (benefit)	(12,333)	(3,702)	3,601

Net (loss) income	(17,308)	(11,966)	5,770
Cumulative undeclared dividends on preferred stock	(61)	—	—

Net (loss) income available to common stockholders	$(17,369)	$(11,966)	$5,770

Earnings (loss) per common share:
Basic	$(1.66)	$(1.14)	$0.55
Diluted	$(1.66)	$(1.14)	$0.53
Dividends paid per share	$—	$0.10	$—
Weighted average number of common shares outstanding:
Basic	10,434,665	10,473,476	10,422,830
Diluted	10,434,665	10,473,476	10,855,160

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

(Shares and dollars in thousands)

For the Three Years Ended December 31, 2009

	Preferred stock		Common stock		Retained earnings (accumulated deficit)	Accumulated other comprehensive income (loss)	Total
	Number of shares	Amount	Number of shares	Amount
Balance at December 31, 2006	—	$—	10,308	$70,790	$20,076	$(2,940)	$87,926
Exercise of stock options, net	—	—	249	1,477	—	—	1,477
Stock option income tax benefits	—	—	—	400	—	—	400
Stock based compensation expense	—	—	—	582	—	—	582
Stock buyback	—	—	(65)	(868)	—	—	(868)
Comprehensive income:
Net income	—	—	—	—	5,770	—	5,770
Change in unrealized gain on securities held for sale, net of taxes	—	—	—	—	—	1,668	1,668
Change in unrealized expense on supplemental executive retirement plan, net of taxes	—	—	—	—	—	(93)	(93)

Total comprehensive income	—	—	—	—	—	—	7,345

Balance at December 31, 2007	—	—	10,492	72,381	25,846	(1,365)	96,862
Dividend paid	—	—	—	—	(1,049)	—	(1,049)
Exercise of stock options, net	—	—	26	—	—	—	—
Stock based compensation expense	—	—	—	635	—	—	635
Stock option income tax benefits	—	—	—	93	—	—	93
Stock buyback	—	—	(83)	(517)	—	—	(517)
Comprehensive loss:
Net loss	—	—	—	—	(11,966)	—	(11,966)
Change in unrealized gain on securities held for sale, net of taxes	—	—	—	—	—	127	127
Change in unrealized expense on supplemental executive retirement plan, net of taxes	—	—	—	—	—	47	47

Total comprehensive loss	—	—	—	—	—	—	(11,792)

Balance at December 31, 2008	—	—	10,435	72,592	12,831	(1,191)	84,232
Cumulative effect of adoption of accounting principle (1)	—	—	—	—	878	(878)	—
Issuances of Series A Cumulative Preferred Stock	81	8,050	—	—	—	—	8,050
Stock based compensation expense	—	—	—	299	—	—	299
Comprehensive loss:
Net loss	—	—	—	—	(17,308)	—	(17,308)
Change in unrealized gain on securities held for sale, net of taxes	—	—	—	—	—	(922)	(922)
Change in unrealized expense on supplemental executive retirement plan, net of taxes	—	—	—	—	—	121	121

Total comprehensive loss	—	—					(18,109)

Balance at December 31, 2009	81	$8,050	10,435	$72,891	$(3,599)	$(2,870)	$74,472

(1)	Impact on prior period of adopting ASC 320-10, Recognition and Presentation of Other-Than-Temporary Impairments (see Note 5).

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended December 31,
	2009	2008	2007
Cash Flows From Operating Activities:
Net (loss) income	$(17,308)	$(11,966)	$5,770
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	492	609	784
Provision for loan losses	23,673	21,685	2,025
Net amortization of premium on securities	1,449	246	445
Net gains on sales of securities available for sale	(2,308)	(2,346)	(263)
Net gains on sales of mortgage loans held for sale	(905)	—	—
Proceeds from sales of mortgage loans held for sale	67,780	—	—
Originations and purchases of mortgage loan held for sale	(73,433)	—	—
Mark to market (gain) adjustment of loans held for sale	228	—	—
(Increase) decrease in current income taxes receivable	(4,190)	(3,643)	790
Other than temporary impairment on securities available for sale	125	1,603	—
Net gain on sale of fixed assets	—	—	(25)
Net amortization of deferred fees and unearned income on loans	(253)	84	(242)
Net loss on sales of other real estate owned	72	40	—
Write downs of other real estate owned	1,529	1,002	—
Stock-based compensation expense	299	635	582
Changes in operating assets and liabilities:
Net decrease in accrued interest receivable	104	597	446
Net increase in other assets and capitalized costs on other real estate owned	(1,702)	(897)	(2,912)
Net decrease (increase) in deferred taxes	(5,964)	(2,069)	727
Net (decrease) increase in accrued interest payable	(949)	(190)	110
Net increase (decrease) in other liabilities	1,495	(29)	(291)

Net cash provided by (used in) operating activities	(9,766)	5,361	7,946
Cash Flows From Investing Activities:
Net increase in interest-bearing deposits with financial institutions	(9,602)	—	—
Maturities of and principal payments received for securities available for sale and other stock	56,928	37,125	46,649
Purchase of securities available for sale and other stock	(261,092)	(168,790)	(44,037)
Proceeds from sale of securities available for sale and other stock	210,452	172,710	24,247
Proceeds from sale of other real estate owned	8,861	943	—
Net increase in loans	(14,629)	(92,307)	(33,897)
Proceeds from dissolution of trust preferred securities	—	—	155
Proceeds from sale of fixed assets	—	—	25
Purchases of premises and equipment	(681)	(131)	(250)

Net cash used in investing activities	(9,763)	(50,450)	(7,108)
Cash Flows From Financing Activities:
Net increase in deposits	138,752	75,023	28,870
Proceeds from exercise of stock options	—	—	1,477
Proceeds from issuances of Series A preferred stock	8,050	—	—
Cash dividend paid	—	(1,049)	—
Tax benefits from exercise of stock options	—	93	400
Net cash paid for share buyback	—	(517)	(868)
Redemption of junior subordinated debentures	—	—	(10,310)
Net increase (decrease) in borrowings	(92,755)	24,940	7,021

Net cash provided by financing activities	54,047	98,490	26,590

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—continued

(Dollars in thousands)

	Year Ended December 31,
	2009	2008	2007
Net increase in cash and cash equivalents	34,518	53,401	27,428
Cash and Cash Equivalents, beginning of year	107,133	53,732	26,304

Cash and Cash Equivalents, end of year	$141,651	$107,133	$53,732

Supplementary Cash Flow Information:
Cash paid for interest on deposits and other borrowings	$30,688	$34,688	$38,507

Cash paid for income taxes	—	$1,820	$4,300

Non-Cash Investing Activities:
Net decrease in net unrealized losses and prior year service cost on supplemental employee retirement plan, net of tax	$121	$47	$(93)

Net increase (decrease) in net unrealized gains and losses on securities held for sale, net of income tax	$(1,800)	$127	$1,668

Transfer into other real estate owned	$4,814	$15,568	$425

Transfer of loans held for sale to loans held for investment	$5,800	$—	$—

Securities sold and not settled	$—	$(16,796)	$—

Mark to market (gain) loss adjustment of equity securities	$10	$4	$(25)

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

Principles of Consolidation

The consolidated financial statements for the years ended December 31, 2009, 2008 and 2007, include the accounts of PMBC and its wholly owned subsidiary, Pacific Mercantile Bank. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

For purposes of the statements of cash flow, cash and cash equivalents consist of cash due from banks and federal funds sold. Generally, federal funds are sold for a one-day period. As of December 31, 2009 and 2008 the Bank maintained required reserves with the Federal Reserve Bank of San Francisco of approximately $2.1 million and $349,000, respectively, which are included in cash and due from banks in the accompanying Consolidated Statements of Financial Condition.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Declines in the fair value of securities below their cost that are other than temporary are reflected in earnings as realized losses. In determining other-than-temporary losses, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.

Federal Home Loan Bank Stock and Federal Reserve Bank Stock

The Bank’s investment in the Federal Home Loan Bank stock and Federal Reserve Bank stock represents equity interests in the Federal Home Loan Bank and the Federal Reserve Bank, respectively. The investments are recorded at cost.

Loans Held for Sale

The Bank commenced a new mortgage banking business during the second quarter of 2009 to originate residential real estate mortgage loans that qualify for resale into the secondary mortgage markets. For the year ended December 31, 2009, the Bank originated approximately $73.4 million of conventional and FHA/VA single-family mortgages, sold approximately $67.8 million of those loans in the secondary mortgage market and $5.8 million was recorded to the loan portfolio as held for investment. The Company does not believe the activity in this business during 2009 is material for segment disclosure purposes.

Loans classified as loans held for sale are carried at the lower of cost or estimated fair value in the aggregate. Net unrealized losses on loans held for sale, if any, would be recognized through a valuation allowance established by a charge to income. Gains and losses on loan sales are determined using the specific identification method.

Accounting for Derivative Instruments and Interest Rate Lock Commitments

The Company does not utilize derivative instruments for hedging the fair value or interest rate exposures within its mortgage banking business. In this business, the Company enters into commitments to originate mortgage loans whereby the interest rate on the loan is set prior to funding (interest rate lock commitments or “IRLCs”). IRLCs on mortgage loan funding commitments for mortgage loans that are intended to be sold are considered to be derivative instruments under GAAP and are recorded at fair value on the balance sheet with the change in fair value between reporting periods recorded to operations.

Unlike most other derivative instruments, there is no active market for the mortgage loan commitments that can be used to determine their fair value. The Company has developed a method for estimating the fair value by calculating the change in market value from a commitment date to a measurement date based upon changes in applicable interest rates during the period, adjusted for a fallout factor (loans committed to funding that ultimately do not fund).

At December 31, 2009, the Company’s IRLC’s were not significant to the Company’s financial position or results of operations.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

An allowance for loan losses is established through a provision for loan losses that is charged against income. If management concludes that the collection, in full, of the carrying amount of a loan has become unlikely, the loan, or the portion thereof that is believed to be uncollectible, is charged against the allowance for loan losses. The Bank carefully monitors changing economic conditions, the loan portfolio by category, the financial condition of borrowers and the history of the performance of the portfolio in determining the adequacy of the allowance for loan losses. Ultimate losses may vary from the estimates used to establish the allowance. Additionally, as the volume of loans increases, additional provisions for loan losses may be required to maintain the allowance at levels deemed adequate. Moreover, if economic conditions were to deteriorate, causing the risk of loan losses to increase, it would become necessary to increase the allowance to an even greater extent, which would necessitate additional charges to income. The Company also evaluates the unfunded portion of loan commitments and establishes a loss reserve in other liabilities through a charge against noninterest expense. The loss reserve for unfunded loan commitments was $249,000 and $295,000 at December 31, 2009 and 2008, respectively.

The allowance for loan losses is based on estimates, and ultimate losses may vary from the current estimates. These estimates are reviewed periodically and, as adjustments become necessary, they are recorded in earnings in the periods in which they become known. Management believes that the allowance for loan losses was adequate as of December 31, 2009 and 2008. In addition, the FRB and the DFI, as an integral part of their examination processes, periodically review the Bank’s allowance for loan losses for adequacy. These agencies may require the Bank to recognize additions to the allowance based on their judgments in light of the information available at the time of their examinations.

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

Loan Origination Fees and Costs

All loan origination fees and related direct costs are deferred and amortized to interest income as an adjustment to yield over the respective lives of the loans using the effective interest method, except for loans that are revolving or short-term in nature for which the straight line method is used, which approximates the interest method.

Investment in Unconsolidated Subsidiaries

Investment in unconsolidated subsidiaries are stated at cost. The unconsolidated subsidiaries are comprised of the grantor trusts established in 2002 and 2004, in connection with our issuance of subordinated debentures in each of those years. See Note 8 “- Borrowings and Contractual Obligations – Junior Subordinated Debentures”.

Other Real Estate Owned

Other real estate owned (“OREO”), represents real properties acquired by the Company through foreclosure or in lieu of foreclosure in satisfaction of loans. OREO is recorded on the balance sheet of the Company at fair value less selling costs at the time of acquisition. Loan balances in excess of fair value less selling costs are charged to the allowance for loan losses. Any subsequent operating expenses or income, reduction in estimated fair values, and gains or losses on disposition of such properties are charged or credited to current operations. The carrying amount of other real estate owned at December 31 2009 and 2008, was $10.7 million and $14.0 million, respectively.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted Stock Investments

The Bank, as a member of the Federal Home Loan Bank System, is required to maintain an investment in capital stock of the Federal Home Loan Bank of San Francisco (“FHLB”) in varying amounts based on asset size and on amounts borrowed from the FHLB. Because no ready market exists for this stock and it has no quoted market value, the Bank’s investment in this stock is carried at cost.

The Bank also maintains an investment in capital stock of the Federal Reserve Bank. Because no ready market exists for these stocks and they have no quoted market values, the Bank’s investment in these stocks is carried at cost.

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

Earnings (Loss) Per Share

Basic income (loss) per share for any fiscal period is computed by dividing net income (loss) available to common shareholders for such period by the weighted average number of common shares outstanding during that period. Fully diluted income (loss) per share reflects the potential dilution that could have occurred assuming all outstanding options or warrants to purchase our shares of common stock, at exercise prices that were less than the market price of our shares, were exercised into common stock, thereby increasing the number of shares outstanding during the period determined using the treasury method. Accumulated undeclared dividends on our Series A Convertible 10% Cumulative Preferred Stock are not recorded in the accompanying consolidated statement of operations, however are included for purposes of computing earnings (loss) per share available to common shareholders.

Stock Option Plans

The Company follows the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), “Share-Based Payment”, which requires entities that grant stock options or other equity compensation awards to employees to recognize the fair value of those options and shares as compensation cost over their requisite service (vesting) periods in their financial statements. Since stock-based compensation that is recognized in the statements of operations is to be determined based on the equity compensation awards that we expect will ultimately vest, that compensation expense has been reduced for estimated forfeitures of unvested options that typically occur due to terminations of employment of optionees and recognized on a straight-line basis over the requisite service period for the entire award. Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For purposes of the determination of stock-based compensation expense for the year ended December 31, 2009, we estimated no forfeitures of options granted to members of the Board of Directors and forfeitures of 7.9% with respect to the remaining unvested options.

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

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of other comprehensive income (loss) and related tax effects are as follows:

(Dollars in thousands)	Year Ended December 31,
	2009	2008	2007
Unrealized holding (losses) gains arising during period from securities available for sale	$(6,844)	$(530)	$2,576
Reclassification adjustment for gains included in income	2,308	2,346	263
Reclassification adjustment for other than temporary impairment	1,478	(1,603)	—

Net unrealized holding (loss) gains	(3,058)	213	2,839
Net unrealized supplemental executive plan expense	205	79	(158)
Tax effect	1,174	(118)	(1,106)

Other comprehensive (loss) gain	$(1,679)	$174	$1,575

The components of accumulated other comprehensive income (loss) included in stockholders’ equity are as follows:

(Dollars in thousands)	As of December 31,
	2009	2008
Net unrealized holding loss on securities available for sale	$(4,760)	$(1,702)
Net unrealized supplemental executive plan expense	(117)	(322)
Tax effect	2,007	833

Accumulated other comprehensive loss	$(2,870)	$(1,191)

Recent Accounting Pronouncements

In April, 2009, the FASB issued an update to Accounting Standard Codification (“ASC”) ASC 820-10, “Fair Value Measurements and Disclosures” (“ASC 820-10”), which relates to the manner in which fair values are to be determined when there is no active market or where the price inputs being used represent distressed sales. It reaffirms the objective of fair value measurement—to reflect how much an asset would be sold for in an orderly transaction under current market conditions, as opposed to a distressed or forced transaction, at the date of the financial statements. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and to determine fair values when markets have become inactive. We adopted this guidance effective as of April 1, 2009, without a material effect on our consolidated financial statements.

In April, 2009, the FASB issued ASC 825-10 (“ASC 825-10”), “Interim Disclosures about Fair Value of Financial Instruments”, which enhances consistency in financial reporting by increasing the frequency of fair value disclosures. ASC 825-10 relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet of companies at fair value. Prior to issuing these statements, fair values for these assets and liabilities were only disclosed once a year. These statements now require disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. We adopted these statements April 1, 2009 without material effect on our consolidated financial statements.

In April, 2009, the FASB issued ASC 320-10 (“ASC 320-10”), “Recognition and Presentation of Other-Than-Temporary Impairments”, which provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. ASC 320-10 provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. The measure of impairment in comprehensive income remains fair value. These statements also require increased and more timely disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. We adopted these statements April 1, 2009 without material effect on our consolidated financial statements.

In May, 2009, the FASB issued ASC 855-10 (“ASC 855-10”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth; 1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, 2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, 3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This Statement is effective for interim or annual financial periods ending after September 15, 2009. In February, 2010, the FASB issued Accounting Standards Update No. 2010-09, “Subsequent Events”, which amended ASC 855-10 and states an entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and SEC requirements.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In September, 2009, the FASB issued an update to Accounting Standard Codification 105-10, “Generally Accepted Accounting Principles”. This standard establishes the FASB Accounting Standard Codification (“Codification”or “ASC”) as the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC companies. The Codification supersedes all then-existing non-SEC accounting and reporting standards. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles, which became effective on November 13, 2008, identified the sources of accounting principles and the framework for selecting the principles used in preparing the financial statements in conformity with GAAP. Statement 162 arranged these sources of GAAP in a hierarchy for users to apply accordingly. The Codification, and all of its content, will carry the same level of authority, effectively superseding Statement 162. In other words, the GAAP hierarchy is modified to include only two levels of GAAP: authoritative and non-authoritative. As a result, this Statement replaces Statement 162 to indicate this change to the GAAP hierarchy.

In February, 2010, the FASB issued Accounting Standards Update No. 2010-09, Subsequent Events (Topic 855), Amendments to Certain Recognition and Disclosure Requirements (“Topic 855”), which states an entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and SEC requirements.

3. Regulatory Actions

In July 2009, the Company and the Bank entered into an informal supervisory agreement (commonly referred to as a “memorandum of understanding” and thereinafter referenced as the “MOU”) with the Federal Reserve Bank of San Francisco (the “Reserve Bank”) and the California Department of Financial Institutions (the “DFI”). An MOU is characterized by bank regulatory agencies as an informal action that is neither not publicly available and is used when circumstances warrant a milder form of action than a formal supervisory action, such as a formal written agreement or a cease and desist order. The stated objective of the MOU is to enable the Company and the Bank to maintain their financial soundness. The MOU is intended to achieve that objective by requiring the Company and the Bank to take actions to address certain issues identified in an examination of the Company and the Bank conducted jointly by the Reserve Bank and the DFI as of December 31, 2008. Those actions, some of which are required of the Bank and others of which are required of the Company, are in two categories: (i) actions designed to reduce the Bank’s non-performing loans and other real estate owned, which relate to, among other things, Board oversight procedures, credit risk management, loan policies, real property appraisal procedures, and policies and procedures relating to the allowance for loan losses, and (ii) actions designed to maintain capital and return the Company to profitability, including, among others, strategic planning and budgeting, capital and profit planning, and a requirement that the Company obtain prior regulatory approvals before taking actions that could reduce its capital or adversely affect its capital ratios, such as the payment of cash dividends or distributions by the Company or the Bank, repurchases of shares and issuances of additional trust preferred securities by the Company or incurring, renewing, or increasing indebtedness of the Company.

Since completion of the December 31, 2008 regulatory examination, the Company and Bank have taken actions to resolve or make progress on several of the issues raised in the MOU and both the Company and the Bank continue to be well-capitalized institutions. However, the Company and the Bank are undergoing examinations as of the date of this Form 10-K filing by the Reserve Bank, the DFI and the Federal Deposit Insurance Corporation and the outcome of the examinations is uncertain. If the Company and/or the Bank fail to comply with the terms of the MOU, or any of the aforementioned regulatory agencies believe that further regulatory action (such as the issuance of a formal supervisory action) is necessary, we may be subject to further requirements to take corrective action, face further regulation and intervention and/or additional constraints on our business operations, any of which could have a material adverse effect on our results of operations, financial condition and business.

The accompanying financial statements do not reflect the impact of this uncertainty.

4. Interest-Bearing Deposits and Interest-Bearing Time Deposits with Financial Institutions

At December 31, 2009 the company had $127.8 million on interest bearing deposits in financial institutions and $90.7 million at December 31, 2008. The weighted average percentage yields of these deposits were 0.25% at December 31, 2009, and 0.61% at December 31, 2008. Interest bearing deposits with financial institutions can be withdrawn by the Company on demand and are considered cash equivalents for purposes of the consolidated statements of cash flows.

The Company had interest-bearing time deposits with financial institutions of $9.8 million at December 31, 2009 and $198,000 at December 31, 2008. The weighted average percentage yields of these deposits were 0.62% and 4.33% at December 31, 2009 and 2008, respectively. Interest-bearing time deposits with financial institutions at December 31, 2009 are scheduled to mature within one year or have no stated maturity date.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Securities Available For Sale

The following are summaries of the major components of securities available for sale and a comparison of amortized cost, estimated fair market values, and gross unrealized gains and losses at December 31, 2009 and 2008:

	December 31, 2009				December 31, 2008
	Amortized Cost	Gross Unrealized		Fair Value	Amortized Cost	Gross Unrealized		Fair Value
		Gain	Loss			Gain	Loss
	(Dollars in thousands)
Securities Available for Sale
U.S. Treasury Securities	$18,040	$11	$—	$18,051	$—	$—	$—	$—
Mortgage backed securities issued by U.S. Agencies (1)	134,331	89	(1,651)	132,769	126,065	1,538	(471)	127,132
Collateralized mortgage obligations issued by U.S. agencies (1)	—	—	—	—	425	4	—	429

Total government and agencies securities	152,371	100	(1,651)	150,820	126,490	1,542	(471)	127,561
Municipal securities	10,545	13	(431)	10,127	22,895	90	(1,523)	21,462
Mortgage backed securities issued by non agency (1)	7,094	10	(1,069)	6,035	10,278	—	(1,340)	8,938
Asset backed securities (2)	2,704	—	(1,732)	972	1,237	—	—	1,237
Mutual funds (3)	2,260	—	—	2,260	1,747	—	—	1,747

Total securities available for sale	$174,974	$123	$(4,883)	$170,214	$162,647	$1,632	$(3,334)	$160,945

(1)	Secured by closed-end first lien 1-4 family residential mortgages.
(2)	Comprised of a security that represents an interest in a pool of trust preferred securities issued by U.S.-based banks and insurance companies
(3)	Consists primarily of mutual fund investments in closed-end first lien 1-4 family residential mortgages.

At December 31, 2009 and 2008, U.S. agencies/mortgage backed securities, and collateralized mortgage obligations with an aggregate fair market value of $87 million and $143 million, respectively, were pledged to secure Federal Home Loan Bank borrowings, repurchase agreements, local agency deposits and Treasury, tax and loan accounts.

The amortized cost and estimated fair values, at December 31, 2009 and 2008, of securities available for sale are shown in the table below by contractual maturities and historical prepayments based on the prior twelve months of principal payments. Expected maturities will differ from contractual maturities and historical prepayments, particularly with respect to collateralized mortgage obligations, because borrowers may react to interest rate market conditions differently than the historical prepayment rates.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)	At December 31, 2009 Maturing in
	One year or less	Over one year through five years	Over five years through ten years	Over ten Years	Total
Securities available for sale, amortized cost	$29,819	$40,075	$36,000	$69,080	$174,974
Securities available for sale, estimated fair value	29,497	38,696	35,505	66,516	170,214
Weighted average yield	1.63%	3.58%	3.58%	3.49%	3.21%

(Dollars in thousands)	At December 31, 2008 Maturing in
	One year or less	Over one year through five years	Over five years through ten years	Over ten Years	Total
Securities available for sale, amortized cost	$14,666	$47,466	$33,062	$67,453	$162,647
Securities available for sale, estimated fair value	14,795	48,097	32,257	65,796	160,945
Weighted average yield	4.25%	4.29%	4.56%	4.54%	4.44%

The Company recognized net gains on sales of securities available for sale of $2.3 million, net of $1.6 million taxes on sale proceeds of $194 million in 2009. In 2008 the Company recognized net gains on sales of securities available for sale of $437,000, net of $306,000 taxes on sale proceeds of $189 million.

The table below shows, as of December 31, 2009, the gross unrealized losses and fair values of our investments, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

(Dollars In thousands)	Securities With Unrealized Loss as of December 31, 2009
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
US agencies and mortgage backed securities	$118,720	$(1,609)	$2,792	$(42)	$121,512	$(1,651)
Collateralized mortgage obligations issued by U.S. agencies	—	—	—	—	—	—
Municipal securities	4,938	(107)	3,940	(324)	8,878	(431)
Non-agency collateralized mortgage obligations	—	—	3,487	(1,069)	3,487	(1,069)
Asset-backed securities	—	—	972	(1,732)	972	(1,732)

Total temporarily impaired securities	$123,658	$(1,716)	$11,191	$(3,167)	$134,849	$(4,883)

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

When there are credit losses associated with an impaired debt security and the Company does not have the intent to sell the security and it is more likely than not that it will not have to sell the security before recovery of its cost basis, the Company will separate the amount of impairment into the amount that is credit related and the amount related to non-credit factors. The credit-related impairment is recognized in net gain on sale of securities on the consolidated statements of operations. The non-credit-related impairment is recognized in accumulated other comprehensive income/loss.

Through the impairment assessment process, the Company determined that the investments discussed below were other-than-temporarily impaired at December 31, 2009. The Company recorded impairment credit losses in earnings on available for sale securities of $125,000 for the year ended December 31, 2009 compared to $74,000 for the year ended December 31, 2008.

Certain of the OTTI amounts were related to credit losses and recognized into earnings, with the remainder recognized into other comprehensive loss. The table below presents the roll-forward of other-than-temporary impairments where a portion related to other factors was recognized in other comprehensive loss for the year ended December 31, 2009:

	Gross Other- Than- Temporary Impairments	Other-Than- Temporary Impairments Included in Other Comprehensive Loss	Net Other-Than- Temporary Impairments Included in Earnings
	(In thousands)
Balance – December 31, 2007	$—	$—	$—
Additions for credit losses on securities for which an OTTI was not previously recognized	(74)	(1,079)	(1,153)

Balance – December 31, 2008	(74)	(1,079)	(1,153)
Additions for credit losses on securities for which an OTTI was not previously recognized	(125)	(1,293)	(1,418)

Balance – December 31, 2009	$(199)	$(2,372)	$(2,571)

Non Agency CMO

The Company identified one non-agency collateralized mortgage obligation security (CUSIP 94982HAK3) that required assessment for OTTI at December 31, 2009. This CMO is a “Super Senior Support” bond, which was originated in 2005 and issued by Wells Fargo, was rated AAA by Standard & Poor’s and Aa1 by Moody’s, and had a credit support of 2.5% of the total balance at issuance. As of December 31, 2009, the security is rated AAA and A by Standard and Poor’s and Moody’s, with negative outlooks, has an amortized cost of $1.4 million, and a fair value of $760 thousand for an approximate unrealized loss of $640 thousand. The principal collateral of this security is a pool of one-to-four family, fully amortizing

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

residential first mortgage loans that have a fixed payment for approximately five years after which they become a variable rate loan with annual resets. Credit support at December 31 was approximately 5.3%, however, delinquencies 60 days and over was approximately 5.9%.

Factors considered in the impairment include the rating change of the security, the current level of subordination from other CMO classes, anticipated prepayment rates, cumulative default rates and the loss severity given a default. The Company recognized a $101,000 impairment loss, representing a credit loss, in earnings for the twelve months ended December 31, 2009. The remaining loss of $640,000 on the security was recognized through other comprehensive loss. This non credit portion of OTTI is attributed to external market conditions, primarily the lack of liquidity in these securities and risks of potential additional declines in the housing market.

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

As of December 31, the amortized cost of this security was $2.7 million with a fair value of $972,000 for an approximate unrealized loss of $1.7 million. Currently, the security has a Caa1 rating from Moody’s and BB rating with negative outlook from Fitch and has experienced $32.5 million in defaults (9.1% of total current collateral) and $25.5 million in deferrals (7.1% of total current collateral) from issuance to December 31 2009. The Company estimates that there is approximately $7.5 million in potential deferrals and defaults (approximately 2% of performing collateral) before a temporary interest shortfall and $88 million before the Company would not receive all of its contractual cash flows. This analysis took into account future default rates of 2.8%, prepayment rates of 1% until maturity, and 15% recovery of future defaults. The Company has recognized impairment losses in earnings of $24,000 and $74,000, respectively, for the year ended December 31, 2009 and December 31, 2008 to this asset back security.

Impairment Losses on OTTI Securities	For the twelve months ended December 31
	2009	2008
Asset Backed Security	24	74
Non Agency CMO	101	—

	$125	$74

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

The Company’s assessment that it has the ability to continue to hold impaired investment securities along with its evaluation of their future performance, as indicated by the criteria discussed above, provide the basis for it to conclude that the remainder of its impaired securities are not other-than-temporarily impaired. In assessing whether it is more likely than not that the Company will be required to sell any impaired security before its anticipated recovery, which may be at their maturity, it considers the significance of each investment, the amount of impairment, as well as the Company’s liquidity position and the impact on the Company’s capital position. As a result of its analyses, the Company determined at December 31, 2009 that the unrealized losses on its securities portfolio on which impairments have not been recognized are temporary.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Loans and Allowance for Loan Losses

The loan portfolio consisted of the following, at:

	December 31, 2009		December 31, 2008
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial loans	$290,406	34.8%	$300,945	35.7%
Commercial real estate loans – owner occupied	179,682	21.5%	174,169	20.6%
Commercial real estate loans – all other	135,152	16.2%	127,528	15.1%
Residential mortgage loans – multi-family	101,961	12.2%	100,971	12.0%
Residential mortgage loans – single family	67,023	8.0%	65,127	7.7%
Construction loans	20,443	2.6%	32,528	3.9%
Land development loans	30,042	3.6%	33,283	3.9%
Consumer loans	9,370	1.1%	9,173	1.1%

Gross loans	834,079	100.0%	843,724	100.0%

Deferred fee (income) costs, net	(540)		(230)
Allowance for loan losses	(20,345)		(15,453)

Loans, net	$813,194		$828,041

At December 31, 2009 and 2008, real estate loans of approximately $192 million and $228 million, respectively, were pledged to secure borrowings obtained from the Federal Home Loan Bank.

Set forth below is a summary of the Company’s activity in the allowance for loan losses during the years ended:

(In thousands)	December 31,
	2009	2008	2007
Balance, beginning of year	$15,453	$6,126	$5,929
Provision for loan losses	23,673	21,685	2,025
Recoveries on loans previously charged off	357	80	4
Charged off loans	(19,138)	(12,438)	(1,832)

Balance, end of year	$20,345	$15,453	$6,126

The following table sets forth information regarding nonaccrual loans and restructured loans, at December 31, 2009 and December 31, 2008:

	December 31,
	2009	2008
Impaired loans:
Nonaccruing loans	$28,092	$11,012
Nonaccruing restructured loans	21,357	4,913
Accruing restructured loans	1,243	2,606
Accruing loans	6,697	—

Total impaired loans	$57,389	$18,531

Impaired loans less than 90 days delinquent	$27,408	$7,519

The Company’s allowance for loan losses for December 31, 2009 and December 31, 2008 had $4.8 million of reserves to $57.4 million in impaired loans and $2.1 million of reserves to $19 million of impaired loans, respectively. The impaired loan balances at December 31, 2009 and December 31, 2008 with no allocated reserves totaled $29.2 million and $11.7 million respectively, due to sufficient collateral against any loan deficiency.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company had an average investment in impaired loans of $52.3 million for the year ended December 31, 2009 and $17.8 million for the year ended December 31, 2008. The interest that would have been earned had the impaired loans remained current in accordance with their original terms was $2.7 million and $590,000 in 2009 and 2008, respectively.

7. Premises and Equipment

The major classes of premises and equipment are as follows:

(Dollars in thousands)	December 31,
	2009	2008
Furniture and equipment	$6,726	$6,230
Leasehold improvements	1,760	1,644

	8,486	7,874
Accumulated depreciation and amortization	(7,157)	(6,734)

Total	$1,329	$1,140

The amount of depreciation and amortization included in operating expense was $492,000, $609,000 and $784,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

8. Deposits

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2009 and 2008 were $453 million and $326 million, respectively.

The scheduled maturities of time certificates of deposit of $100,000 or more at December 31, 2009 were as follows:

At December 31, 2009
(Dollars in thousands)
2010	$394,135
2011	50,830
2012	5,814
2013	1,731
2014 and beyond	412

Total	$452,922

9. Borrowings and Contractual Obligations

Borrowings consisted of the following:

	December 31,
	2009	2008
	(Dollars in thousands)
Securities sold under agreements to repurchase	$3	$8,758
Federal Home Loan advances—short-term	127,000	104,000
Federal Home Loan advances—long-term	14,000	121,000

	$141,003	$233,758

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

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Borrowings. As of December 31, 2009, we had $127 million of outstanding short-term borrowings and $14 million of outstanding long-term borrowings that we had obtained from the Federal Home Loan Bank. The table below sets forth the amounts (in thousands of dollars) of, the interest rates we pay on, and the maturity dates of these Federal Home Loan Bank borrowings. These borrowings, along with the securities sold under agreements to repurchase, have a weighted-average annualized interest rate of 3.65%.

Principal Amounts	Interest Rate	Maturity Dates	Principal Amounts	Interest Rate	Maturity Dates
(Dollars in thousands)			(Dollars in thousands)
$12,000	4.96%	January 4, 2010	$10,000	4.84%	March 2, 2010
5,000	4.85%	January 8, 2010	5,000	3.34%	April 5, 2010
5,000	3.15%	January 11, 2010	12,000	3.14%	May 7, 2010
12,000	5.04%	January 19, 2010	5,000	3.26%	June 4, 2010
5,000	2.82%	January 25, 2010	6,000	0.39%	November 24, 2010
7,000	5.10%	January 25, 2010	7,000	3.85%	December 3, 2010
5,000	3.24%	February 4, 2010	10,000	3.29%	December 10, 2010
7,000	3.15%	February 10, 2010	9,000	1.08%	November 25, 2011
7,000	4.83%	March 1, 2010	5,000	1.66%	November 26, 2012
7,000	4.88%	March 1, 2010

At December 31, 2009, U.S. Agency and Mortgage Backed securities, U.S. Government agency securities, collateralized mortgage obligations with an aggregate fair market value of $140 million, and $186 million of residential mortgage and other real estate secured loans were pledged to secure these Federal Home Loan Bank borrowings, repurchase agreements, local agency deposits, and reasury, tax and loan accounts.

As of December 31, 2009, we had unused borrowing capacity of $39.5 million with the Federal Home Loan Bank. The highest amount of borrowings outstanding at any month end during the twelve months ended December 31, 2009 consisted of $208 million of borrowings from the Federal Home Loan Bank and $13.4 million of overnight borrowings in the form of securities sold under repurchase agreements.

As of December 31, 2008, the Company had $104 million of outstanding short-term borrowings and $121 million of outstanding long-term borrowings that we had obtained from the Federal Home Loan Bank. These borrowings, along with the securities sold under agreements to repurchase, had a weighted-average annualized interest rate of 3.78%.

As of December 31, 2008 we had unused borrowing capacity of $23 million with the Federal Home Loan Bank and $26 million of additional borrowing capacity in the form of security repurchase agreements with two investment banking firms and unused federal funds lines of credit of $13 million with correspondent banks. The highest amount of borrowings outstanding at any month-end during the twelve months ended December 31, 2008 consisted of $236 million of borrowings from the Federal Home Loan Bank and $13 million of overnight borrowings in the form of securities sold under repurchase agreements.

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

During the quarter ended September 30, 2007, we voluntarily redeemed, at par, $10.3 million principal amount of the Debentures, and the corresponding trust preferred securities, that we issued in 2002.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Set forth below are the respective principal amounts, in thousands of dollars, and certain other information regarding the terms, of the Debentures that remained outstanding as of December 31, 2009 and 2008:

Original Issue Dates	Principal Amount	Interest Rate(1)	Maturity Dates
	(In thousands)
September 2002	$7,217	LIBOR plus 3.40%	September 2032
October 2004	10,310	LIBOR plus 2.00%	October 2034

Total	$17,527

(1)	Interest rate resets quarterly.

These Debentures require quarterly interest payments, which are used to make quarterly distributions that are payable on the corresponding trust preferred securities. Subject to certain conditions, we have the right, at our discretion, to defer those interest payments, and the corresponding distributions on the trust preferred securities, for up to five years. Exercise of this deferral right does not constitute a default of our obligations to pay the interest on the Debentures or the corresponding distributions that are payable on the trust preferred securities.

In July 2009, we entered into a Memorandum of Understanding (an “MOU”) with the FRB and the DFI. See Note 3 above. The stated objective of the MOU is to enable the Company and the Bank to maintain their financial soundness in what has been and continues to be very difficult economic and market environment by, among other things, imposing certain restrictions on actions that would have the effect of reducing the Company’s capital. Those restrictions include a requirement that the Company obtain prior regulatory approval to pay interest on the Debentures and corresponding distributions on its trust preferred securities. The Company has been advised by the FRB that it will not approve the payment of interest on the Debentures, or the corresponding distribution that would otherwise be paid on the trust preferred securities, on April 19, 2010. As a result, the Company has notified the trustee for the Debentures and the trust preferred securities that it will be deferring the April 19, 2010 payment. Moreover, we may be required to exercise our deferral right with respect to subsequent interest payments on the Debentures and corresponding distributions on the trust preferred securities.

Under the Federal Reserve Board rulings, the borrowings evidenced by the Debentures, which are subordinated to all of our other borrowings that are outstanding or which we may obtain in the future, are eligible (subject to certain dollar limitations) to qualify and, at December 31, 2009 and 2008, $16.8 million of those Debentures qualified as Tier I capital, for regulatory purposes. See discussion below under the subcaption “—Regulatory Capital Requirements.”

10. Transactions with Board of Directors

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

The following is a summary of loan transactions with the Board of Directors of the Company and certain of their associated businesses:

	Year Ended December 31,
	2009(1)	2008(1)
	(In thousands)
Beginning balance	$5,898	$2,665
New loans granted	3,067	5,174
Principal repayments	(3,160)	(1,941)

Ending balance	$5,805	$5,898

(1)	Includes loans made to executive officers who are not also directors totaling $61,000 and $33,000 in 2009 and 2008, respectively.

Deposits by Board of Directors and executive officers held by the Bank were $1.1 million at December 31, 2009 and 2008.

11. Income Taxes

The components of income tax expense (benefit) consisted of the following for the years ended December 31:

(Dollars in thousands)	2009	2008	2007
Current taxes:
Federal	$(7,933)	$(1,679)	$2,931
State	110	47	1,064

Total current taxes	(7,823)	(1,632)	3,995

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)	2009	2008	2007
Deferred taxes:
Federal	(1,308)	(983)	(256)
State	(3,202)	(1,087)	(138)

Total deferred taxes	(4,510)	(2,070)	(394)

Total income tax (benefit) expense	$(12,333)	$(3,702)	$3,601

The components of our net deferred tax asset are as follows at:

(Dollars in thousands)	December 31,
	2009	2008
Deferred tax assets
Allowance for loan losses	$8,467	$6,360
Other than temporary impairment on securities	46	660
Capital loss	180	180
Deferred compensation	807	658
Deferred capitalized costs	—	56
Charitable contributions	27	12
Other accrued expenses	563	184
Reserve for unfunded commitments	102	121
State taxes	1	1
State taxes net operating loss carried forward	1,925	324
Stock based compensation	515	570
Depreciation and amortization	300	167
Unrealized losses on securities and deferred compensation	2,007	833

Total deferred tax assets	14,940	10,126
Deferred tax liabilities
Deferred loan origination costs	(99)	(357)

Total deferred tax liabilities	(99)	(357)

Valuation allowance	(3,180)	(3,180)

Total net deferred tax assets	$11,661	$6,589

The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized for continuing operations as follows:

	Year Ended December 31,
	2009	2008	2007
Federal income tax based on statutory rate	(34.0)%	(34.0)%	34.0%
State franchise tax net of federal income tax benefit	(7.5)	(7.7)	6.5
Permanent differences	(0.7)	(1.3)	(1.7)
Other	0.5	0.3	(0.6)
Valuation allowance	0.0	19.1	0.2

Total income (benefits) tax expense	(41.7)%	(23.6)%	38.4%

We recognize deferred tax assets and liabilities for the future tax consequences related to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax credits. Our deferred tax assets, net of a valuation allowance, totaled $11.7 million and $6.6 million as of December 31, 2009 and December 31, 2008, respectively. We evaluate our deferred tax assets for recoverability using a consistent approach which considers the relative impact of negative and positive evidence, including our historical profitability and projections of future taxable income. We are required to establish a valuation allowance for deferred tax assets and record a charge to income if we determine, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets will not be realized. In evaluating the need for a valuation allowance, we estimate future taxable income based on management-approved business plans and ongoing tax planning strategies. This process involves significant management judgment about assumptions that are subject to change from period to period based on changes in tax laws or variances between our projected operating performance, our actual results and other factors. Because of the effect of future deductions that are not contingent upon the generation of future taxable income and certain tax planning opportunities, the Company is not reliant solely upon the generation of future taxable income to realize all of its net deferred tax assets.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company files income tax returns with the U.S. federal government and the state of California. As of December 31, 2009, we were subject to examination by the Internal Revenue Service with respect to our U.S. federal tax returns for the 2006 to 2008 tax years. As of December 31, 2009, we were subject to examination by the Franchise Tax Board for California state income tax return for the 2008. We do not believe there will be any material adverse changes in our unrecognized tax benefits over the next 12 months.

Net operating losses (“NOL”) on U.S. federal income tax returns may be carried back five years and forward twenty years for tax years 2008 and 2009. NOL on California state income tax returns maybe carried forward twenty years. The Company filed an amended prior year U.S. federal tax return and carryback the U.S. federal tax net operating loss. The state of California has suspended the net operating carryover deduction in 2008 and 2009, but corporations may continue to compute and carryover an NOL during the suspension period. Beginning in 2011, California taxpayers may carryback losses for two years and carryforward for twenty years which will conform to the U.S. tax laws by 2013. The Company expects to have taxable income in future years to offset the California NOL generated in 2009.

Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of tax expense. We did not have any accrued interest or penalties associated with any unrecognized tax benefits, and no interest expense was recognized during the years ended 2009 and 2008. Our effective tax rate differs from the federal statutory rate primarily due to tax free income on municipal bonds and certain non-deductible expenses recognized for financial reporting purposes and state taxes.

12. Stock-Based Employee Compensation Plans

Effective March 2, 1999, the Board of Directors adopted, and in January 2000 our shareholders approved, the 1999 Stock Option Plan (the “1999 Plan”). That Plan authorized the granting of options to directors, officers and other key employees that entitle them to purchase shares of common stock of the Company at a price per share equal to or above the fair market value of the Company’s shares on the respective grant dates of the awards. Options may vest immediately or over various periods, generally ranging up to five years, as determined by the Compensation Committee of our Board of Directors at the time it approves the grant of options under the 1999 Plan. Options could be granted for terms of up to 10 years, but will terminate sooner upon or shortly after a termination of service occurring prior to the expiration of the term of the option. A total of 1,248,230 shares were authorized for issuance under the 1999 Plan (which number has been adjusted for stock splits effectuated subsequent to the Plan’s adoption). The Company’s right to grant options under the 1999 Plan expired on February 28, 2009.

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

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The fair values of the options that were outstanding under the 1999, 2004 and 2008 Plans were estimated as of their respective dates of grant using the Black-Scholes option-pricing model. The following table summarizes the weighted average assumptions used for grants in the following periods:

	Twelve Months Ended December 31,
Assumptions with respect to:	2009	2008	2007
Expected volatility	34%	29%	29%
Risk-free interest rate	2.48%	3.23%	4.79%
Expected dividends	0.26%	0.31%	1.19%
Expected term (years)	6.9	6.9	6.5
Weighted average fair value of options granted during period	$1.38	$1.52	$5.09

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables summarize the stock option activity under the Company’s 1999 Option Plan, the 2004 Stock Incentive Plan, and the 2008 Equity Incentive Plan for the years ended December 31, 2009, 2008 and 2007:

	Number of Shares	Weighted- Average Exercise Price Per Share	Number of Shares	Weighted- Average Exercise Price Per Share	Number of Shares	Weighted- Average Exercise Price Per Share
	2009		2008		2007
Outstanding – January 1,	1,137,244	$9.31	1,133,139	$9.82	1,366,924	$9.11
Granted	68,500	3.55	135,000	4.27	44,800	14.66
Exercised (1)	—	—	(66,062)	5.23	(249,085)	5.93
Forfeited/Canceled	(43,000)	10.87	(64,833)	11.96	(29,500)	17.01

Outstanding – December 31,	1,162,744	8.93	1,137,244	9.31	1,133,139	9.82

Options Exercisable – December 31,	955,709	$9.51	903,828	$9.44	901,665	$8.79

(1)	26,194 shares issued based on a cashless exercise of 66,062 stock options

The aggregate intrinsic values of options exercised in the year ended December 31, 2008 and 2007 were $225,000 and $2.1 million, respectively. Total fair values of vested options in the year ended December 31, 2009, 2008, and 2007 were $313,000, $611,000 and $645,000, respectively.

Options Outstanding as of December 31, 2009					Options Exercisable as of December 31, 2009
Range of Exercise Price	Vested	Unvested	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Shares	Weighted- Average Exercise Price
$ 3.40 – 5.99	22,520	155,480	$3.70	9.06	22,520	$3.80
$ 6.00 – 9.99	504,801	10,000	7.33	0.96	504,801	7.33
$10.00 – 12.99	310,600	1,000	11.23	4.13	310,600	11.22
$13.00 – 17.99	104,588	32,755	15.07	5.84	104,588	15.05
$18.00 – 18.84	13,200	7,800	18.12	6.07	13,200	18.15

	955,709	207,035	$8.93	3.72	955,709	$9.51
Weighted Average Remaining Contractual Life (Years)					2.67

The Plans at December 31, 2009 did not have an aggregate intrinsic values for options that were outstanding and those that were exercisable under those Plans. A summary of the status of the unvested options as of December 31, 2008, and changes during the period ended December 31, 2009, are set forth in the following table.

	Number of Shares Subject to Options	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2008	233,416	$3.39
Granted	68,500	3.55
Vested	(71,481)	4.37
Forfeited	(23,400)	3.66

Unvested at December 31, 2009	207,035	$3.39

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The aggregate amounts charged against income in relation to stock-based compensation awards was $176,000, net of $123,000 in taxes for the year ended December 31, 2009. The weighted average period over which nonvested awards are expected to be recognized was 1.91 year at December 31, 2009. The pre-tax compensation expense at December 31, 2009 related to non-vested stock options is expected to be recognized in the respective amounts set forth in the table below:

Stock Based Compensation Expense
(In thousands)
For the year ended December 31,
2010	$133
2011	94
2012	55
2013	38
2014	6

Total	$326

13. Earnings Per Share (“EPS”)

Basic EPS excludes dilution and is computed by dividing net income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted to common stock that would then share in our earnings. For the twelve months ended December 31, 2009, 2008 and 2007 stock options for 1,162,744, 1,137,244 and 211,843 shares, respectively, were not considered in computing diluted earnings (loss) per common share because they were antidilutive.

The following table shows how we computed basic and diluted EPS for the years ended December 31, 2009, 2008 and 2007.

(In thousands, except per share data)	For the twelve months ended December 31,
	2009	2008	2007
Net (loss) income	$(17,308)	$(11,966)	$5,770
Accumulated undeclared dividend on preferred stock	(61)	—	—

Net (loss) income available for common shareholders (A)	$(17,369)	$(11,966)	$5,770

Weighted average outstanding shares of common stock (B)	10,435	10,473	10,423
Dilutive effect of employee stock options and warrants	—	—	432

Common stock and common stock equivalents (C)	10,435	10,473	10,855

Earnings (loss) per common share:
Basic (A/B)	$(1.66)	$(1.14)	$0.55
Diluted (A/C)	$(1.66)	$(1.14)	$0.53

14. Shareholders’ Equity

Preferred stock. In October 2009, the Company commenced a private offering to a limited number of accredited investors of up to $15.5 million of Series A Convertible 10% Cumulative Preferred Stock (the “Series A Shares”) at a price of $100.00 per Series A Share. Through December 31, 2009 the Company had sold a total of 80,500 Series A Shares, raising $8.05 million, and through February 26, 2010, the Company had sold a total of 85,500 Series A Shares, raising gross proceeds of $8.550 million in this offering. The Series A Shares are convertible at any time into common stock of the Company at a price of $7.65 per common share (the “Original Conversion Price”), subject to certain anti-dilution adjustments. However, in no case will the conversion price be less than $7.55 per common share (as may be subsequently adjusted for stock dividends, stock splits, and similar matters affecting the Company’s common stock). In addition, the Original Conversion Price will not be adjusted if doing so would result in the total issuable shares of common stock exceeding 2,076,498 shares. Unless the date is extended as described below, outstanding Series A Shares will automatically convert into Company common stock on November 30, 2011 (the “Mandatory Conversion Date”). Except as described in the next paragraph, accumulated unpaid dividends are payable upon any conversion of Series A Shares; such payment may be in cash or, subject to the foregoing limitation on the number of shares of common stock that may be issued in respect of the Series A Shares, at the Company’s option, in shares of its common stock valued at the closing market price on the conversion date. Though dividends on the Series A Shares accumulate at an annual rate of 10%, such dividends will be paid (subject to the required regulatory approvals described below) prior to conversion only if and when declared by the Company’s Board of Directors.

The July 2009 MOU (see Note 3) requires management to obtain approval of the Reserve Bank for the payment of cash dividends on either the Series A Shares or the Company’s common stock. In addition, the rights and privileges of the Series A Shares provide that the Company is prohibited from paying cash dividends on its common stock if there are any unpaid accumulated dividends (whether or not such dividends have been declared by the Company’s Board of Directors) on the Series A Shares. If a holder of Series A Shares voluntarily converts such stock into Company common stock, prior to the Mandatory Conversion Date, but at a time when the Company is not permitted to pay any accumulated dividends on the Series A Shares in cash, the Series A Shares holder will forfeit such dividends unless the Company elects in its sole discretion and is permitted by NASDAQ rules to pay the accumulated dividends in shares of the Company’s common stock.

If management has not obtained regulatory approval for the payment in cash of accumulated unpaid dividends on the Mandatory Conversion Date, this date will be extended (unless the Company is permitted under Nasdaq rules and elects to pay those dividends in the form of Company common stock) until such approval is obtained.

In the event of liquidation or other winding up of the Company, the holders of Series A Shares are entitled to a preference per share equal to the aforementioned purchase price plus accumulated unpaid dividends (out of assets legally available for such purpose) before any distributions to the holders of common stock or other securities of the Company that are junior to the Series A Shares.

The affirmative vote of the holders of a majority of the outstanding Series A Shares (voting as a single class) is required before the Company may (a) alter the rights, preferences or privileges of the Series A Shares in a manner that will adversely affect the holders thereof to a material extent, (b) change the authorized number of Series A Shares, (c) authorize or issue a new class or series of preferred stock that would rank senior to the Series A Shares, and (d), except as described in the next sentence, redeem or repurchase any outstanding shares of the Company’s common stock. However, common stock that is or was subject to any equity-based compensation awards that have been or (in the future) will be granted under any such plan which provides for granting stock options, issuing restricted shares, or similar awards to the Company’s officers, directors, employees or consultants are exempt from the prohibition set forth in clause (d) immediately above. In addition to the voting rights set forth in this paragraph, the holders of Series A Shares are entitled to vote, on an as-converted basis, with the holders of the Company’s common stock (voting together as a single class) on all matters on which common stockholders are entitled to vote. The Company does not have any obligation to register for resale (under the Securities Act of 1933 or any state securities laws) the Series A Shares or any of the common stock issued upon the conversion thereof.

The Series A Shares do not have a maturity date, and such stock is not redeemable at any time by either the holder or the Company.

Common stock. In December 2003, the Company sold 3,680,000 shares of its common stock in a public offering at a price of $9.25 per share. The net offering proceeds (after deducting underwriting commissions and offering expenses) totaled $31,178,000. In addition, the Company issued warrants to the managing underwriter for the public offering entitling it to purchase 224,000 shares of common stock at an exercise price of $11.10 per share. To the extent not exercised, these warrants expired on December 8, 2008.

Under California law, the directors of the Bank may declare cash dividends to the Company, its sole shareholder, subject to the restriction that the amount available for the payment of cash dividends may not exceed the lesser of (i) the Bank’s retained earnings or (ii) its net income for its last three fiscal years (less the amount of any dividends paid made

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

15. Commitments and Contingencies

The Company leases certain facilities and equipment under various non-cancelable operating leases, which generally include 3% to 5% escalation clauses in the lease agreements. Rent expense for the years ended December 31, 2009, 2008 and 2007 was $2.4 million, $2.4 million, and $2.3 million, respectively. Sublease income for the year ended December 31, 2009, December 31, 2008 and December 31, 2007 was $15,000, $28,000 and $32,000, respectively.

Future minimum non-cancelable lease commitments were as follows at December 31, 2009:

(Dollars in thousands)
2010	2,378
2011	1,850
2012	1,246
2013	844
2014	763
Thereafter	1,094

Total	$8,175

To meet the financing needs of our customers in the normal course of business, the Company is party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit and standby letters of credit. These commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements. At December 31, 2009 and 2008, the Company was committed to fund certain loans including letters of credit amounting to approximately $184 million and $218 million, respectively. The contractual amounts of credit-related financial instruments such as commitments to extend credit, credit-card arrangements, and letters of credit represent the amounts of potential accounting loss should the contracts be fully drawn upon, the customers default, and the value of any existing collateral become worthless.

The Company uses the same credit policies in making commitments to extend credit and conditional obligations as it does for on-balance sheet instruments. Commitments generally have fixed expiration dates; however, since many of the

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company is subject to legal actions normally associated with financial institutions. At December 31, 2009 and 2008, the Company did not have any pending legal proceedings that were expected to be material to its consolidated financial condition or results of operations.

The Company is required to purchase stock in the Federal Reserve Bank in an amount equal to 6% of its capital, one-half of which must be paid currently with the balance due upon request.

The Bank is a member of the FHLB and therefore, is required to purchase FHLB stock in an amount equal to the lesser of 1% of the Bank’s real estate loans that are secured by residential properties, or 5% of total advances.

Legal Proceedings. James Laliberte, et al. vs. Pacific Mercantile Bank, filed in May 2003 in the California Superior Court for the County of Orange (Case No. 030007092). This lawsuit was initially filed as an individual action by two plaintiffs for alleged violations by the Bank of the Federal Truth in Lending Act (the “TILA”). The two plaintiffs subsequently amended their complaint on three occasions, between November 2003 and May 2005, seeking to convert their individual action into a class action suit and adding additional allegations and seeking rescission of all loans made to the members of the class and damages based on allegations of fraud in the inducement of certain loans, unfair business practices and violations of TILA. In each case, the Bank filed demurs in which the Bank asserted that the plaintiffs had failed to establish a legal basis for any recovery and in each case the trial court sustained the Bank’s demurs and dismissed the plaintiffs’ lawsuit. Plaintiffs subsequently appealed the trial court’s rulings. In January 2007, the appellate court, in a published decision, affirmed the trial court’s order dismissing the plaintiffs’ suit, finding that plaintiffs had no right to assert class-wide claims of rescission. Plaintiffs then appealed this decision to the U.S. Supreme Court which, in May 2007, denied plaintiffs’ petition for review, effectively sustaining the appellate court’s ruling.

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

16. Employee Benefit Plans

The Company has a 401(k) plan that covers substantially all full-time employees. That plan permits voluntary contributions by employees, a portion of which are matched by the Company. The Company’s expenses relating to its contributions to the 401(k) plan for the years ended December 31, 2009, 2008 and 2007 were $464,000, $368,000 and $312,000, respectively.

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

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company follows FASB ASC 715-30-35, which requires us to recognize in our balance sheet the funded status of any post-retirement plans that we maintain and to recognize, in other comprehensive income, changes in funded status of any such plans in any year in which changes occur.

The changes in the projected benefit obligation of other benefits under the Plan during 2009, 2008 and 2007, its funded status at December 31, 2009, 2008 and 2007, and the amounts recognized in the balance sheet at December 31, 2009 and December 31, 2008, were as follows:

	At December 31,
	2009	2008	2007
	(Dollars in thousands)
Change in benefit obligation:
Benefit obligation at beginning of period	$1,922	$1,628	$1,135
Service cost	185	185	171
Interest cost	123	109	89
Participant contributions	—	—	—
Plan amendments	—	—	—
Combination/divestiture/curtailment/settlement/termination	—	—	—
Actuarial loss/(gain)	(153)	—	233
(Benefits paid)	—	—	—

Benefit obligation at end of period	$2,077	$1,922	$1,628

Funded status:	—	—	—
Amounts recognized in the Statement of Financial Condition
Unfunded accrued SERP liability—current	$—	$—	$—
Unfunded accrued SERP liability—noncurrent	(2,077)	(1,922)	(1,628)

Total unfunded accrued SERP liability	$(2,077)	$(1,922)	$(1,628)

Net amount recognized in accumulated other comprehensive income
Prior service cost/(benefit)	$46	$62	$76
Net actuarial loss/(gain)	71	260	325

Total net amount recognized in accumulated other comprehensive income	$117	$322	$401
Accumulated benefit obligation	$1,808	$1,411	$1,033
Components of net periodic SERP cost YTD:
Service cost	$185	$185	$171
Interest cost	123	109	89
Expected return on plan assets	—	—	—
Amortization of prior service cost/(benefit)	15	15	15
Amortization of net actuarial loss/(gain)	37	64	60

Net periodic SERP cost	$360	$373	$335

Recognized in other comprehensive income YTD:
Prior service cost/(benefit)	$—	$—	$—
Net actuarial loss/(gain)	(153)	—	233
Amortization of prior service cost/(benefit)	(15)	(15)	(15)
Amortization of net actuarial loss/(gain)	(37)	(64)	(60)

Total recognized year to date in other comprehensive income	$(205)	$(79)	$158

Assumptions as of December 31,:
Assumed discount rate	6.25%	6.25%	6.25%
Rate of compensation increase	4.00%	4.00%	4.00%

As of December 31, 2009, $622,000 benefits are expected to be paid in the next five years and a total of $1.6 million of benefits are expected to be paid from year 2015 to year 2019. $368,000 is expected to be recognized in net periodic benefit cost in 2010.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17. Regulatory Matters and Capital/Operating Plans

The Company and the Bank are subject to various regulatory capital requirements administered by the federal and state banking agencies. A failure to meet minimum capital requirements is likely to lead to the imposition, by federal and state regulators, of (i) certain requirements, such as an order requiring additional capital to be raised, and (ii) operational restrictions that could have a direct and material adverse effect on operating results. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Also, as mentioned in Note 3, as a result of the MOU issued in July, 2009, the Company is taking actions designed to maintain capital and return the Company to profitability, including, among others, strategy planning and budgeting, and capital and profit planning.

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes that, as of December 31, 2009, the Company and the Bank met all capital adequacy requirements to which they are subject and have not been notified by any regulatory agency that would require the Company or the Bank to maintain additional capital.

As of December 31, 2009, based on the applicable capital adequacy regulations, the Company and the Bank are categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Company and the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following tables.

			Applicable Federal Regulatory Requirement
	Actual		For Capital Adequacy Purposes		To be Categorized As Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total Capital to Risk Weighted Assets:
Company	$105,579	11.7%	$72,173	At least 8.0%	N/A	N/A
Bank	98,911	11.0%	72,043	At least 8.0%	$90,054	At least 10.0%
Tier I Capital to Risk Weighted Assets:
Company	$94,187	10.4%	$36,087	At least 4.0%	N/A	N/A
Bank	87,539	9.7%	36,022	At least 4.0%	$54,033	At least 6.0%
Tier I Capital to Average Assets:
Company	$94,187	8.1%	$46,370	At least 4.0%	N/A	N/A
Bank	87,539	7.6%	46,236	At least 4.0%	$57,795	At least 5.0%

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The actual capital amounts and ratios of the Company and the Bank at December 31, 2008 are presented in the following table:

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

There are no conditions or events that management believes have changed the Company’s or the Bank’s classification as well-capitalized since December 31, 2009.

18. Parent Company Only Information

Condensed Statements of Financial Condition

(Dollars in thousands)

	December 31,
	2009	2008
Assets
Due from banks and interest-bearing deposits with financial institutions	$7,273	$11,553
Investment in subsidiaries	83,249	79,681
Securities available for sale, at fair value	—	45
Loans (net of allowance of $0 and $38, respectively)	50	9,043
Other assets	1,552	1,581

Total assets	$92,124	$101,903

Liabilities and shareholders’ equity
Liabilities	$125	$144
Subordinated debentures	17,527	17,527
Shareholders’ equity	74,472	84,232

Total liabilities and shareholders’ equity	$92,124	$101,903

Condensed Statements of Operations

(Dollars in thousands)

	Year Ended December 31,
	2009	2008	2007
Interest income	$392	$1,010	$1,714
Interest expense	(623)	(1,073)	(1,956)
Other expenses	(264)	(341)	(458)
Equity in undistributed earnings of subsidiaries	(16,813)	(11,562)	6,470

Net (loss) income	$(17,308)	$(11,966)	$5,770

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Statements of Cash Flows

(Dollars in thousands)

	Year Ended December 31,
	2009	2008	2007
Cash Flows from Operating Activities:
Net (loss) income	$(17,308)	$(11,966)	$5,770
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net amortization of premium on securities	—	—	—
Net (increase) decrease in accrued interest receivable	22	(17)	(2)
Net decrease (increase) decrease in other assets	(343)	14	555
Net (increase) decrease in deferred taxes	(333)	(371)	1,109
Stock-based compensation expense	299	635	582
Undistributed earnings (losses)of subsidiary	16,813	11,569	(6,470)
Net (decrease) increase in interest payable	(91)	(21)	(146)
Net increase (decrease) in other liabilities	72	—	(21)

Net cash (used in) provided by operating activities	(869)	(157)	1,377

Cash Flows from Investing Activities:
Net (increase) decrease in loans	8,994	(5,217)	3,177
Proceeds from dissolution of trust preferred	—	—	155
Principal payments received for investment security available for sale	45	20	17

Net cash (used in) provided by investing activities	9,039	(5,197)	3,349
Cash Flows from Financing Activities:
Cash dividends paid	—	(1,049)	—
Proceeds from sale of preferred stock	8,050	—	—
Proceeds from exercise of stock options	—	—	1,477
Tax Benefit from exercise of stock options	—	93	400
Share buyback	—	(517)	(869)
Redemption of subordinated debentures	—	—	(10,310)
Capital contribution to subsidiaries	(20,500)	(5,625)	—

Net cash used in financing activities	(12,450)	(7,098)	(9,302)

Net decrease in cash and cash equivalents	(4,280)	(12,452)	(4,576)
Cash and Cash Equivalents, beginning of period	11,553	24,005	28,581

Cash and Cash Equivalents, end of period	$7,273	$11,553	$24,005

19. Fair Value Measurements

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

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19. Fair Value Measurement (Cont-)

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

The following table shows the recorded amounts of assets measured at fair value on a recurring basis.

	At December 31, 2009 (in thousands)
	Total	Level 1	Level 2	Level 3
Assets at Fair Value on a Recurring Basis:
Investment securities available for sale	$170,214	$2,250	$163,861	$4,103

The changes in Level 3 assets measured at fair value on a recurring basis are summarized in the following table:

Investment Securities Available for Sale (in thousands)
Balance of recurring Level 3 instruments at January 1, 2009	$1,237
Total gains or losses (realized/unrealized):
Included in earnings-realized	—
Included in earnings-unrealized (1)	(125)
Included in other comprehensive income	2,372
Purchases, sales, issuances and settlements, net	—
Transfers in and/or out of Level 3	619

Balance of Level 3 assets at December 31, 2009	$4,103

(1)	Amount reported as an other than temporary impairment loss in the noninterest income portion of the income statement
(2)	Amount includes one non-agency collateralized mortgage obligation security that required assessment for other than temporary impairment. See Note 8 for more details.

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

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19. Fair Value Measurement (Cont-)

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

Information regarding assets measured at fair value on a nonrecurring basis is set forth in the table below.

	At December 31, 2009 (in thousands)
	Total	Level 1	Level 2	Level 3
Assets at Fair Value:
Loans	$57,389	$—	$22,956	$34,433
Loans held for sale	7,572	—	—	7,572
Other assets(1)	10,712	—	10,712	—

Total	$75,673	$—	$33,668	$42,005

(1)	Includes foreclosed assets

There were no transfers in or out of level 3 measurements for nonrecurring items during the twelve months ended December 31, 2009.

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

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19. Fair Value Measurements (Cont-)

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

Loans Held for Sale. Loans held for sale are carried at the lower of cost or market value. The fair value of loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics. As such, the Company classifies loans subjected to nonrecurring fair value adjustments as Level 3. There were no fair value adjustments related to the $7.6 million of loans held for sale at December 31, 2009.

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

Commitments to Extend Credit and Standby Letters of Credit. The fair value of commitments to extend credit and standby letters of credit, are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. These fees were not material in amount either at December 31, 2009, and 2008.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The estimated fair values and related carrying amounts of the Company’s financial instruments are as follows:

	December 31,
	2009		2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$141,651	$141,651	$107,133	$107,133
Interest-bearing deposits with financial institutions	9,800	9,800	198	198
Federal Reserve Bank and Federal Home Loan Bank stock	14,091	14,091	13,420	13,420
Securities available for sale	170,214	170,214	160,945	160,945
Loans held for sale (mortgage)	7,572	7,572	—	—
Loans, net	813,194	807,707	828,041	821,339
Financial Liabilities:
Noninterest bearing deposits	183,789	183,789	152,462	152,462
Interest-bearing deposits	776,649	779,924	669,239	676,010
Borrowings	141,003	141,443	233,758	239,514
Junior subordinated debentures	17,527	17,527	17,527	17,527

20. Business Segment Information

During the periods presented, the Company only had one material reportable business segment, the commercial banking division.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any system of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As previously reported in an amendment, that we filed on Form 10-Q/A (the “Form 10-Q/A”) with the SEC on March 18, 2009, to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, we determined that the methodologies we had used to assess the adequacy of the allowance for loan losses and, corresponding, the amount of the provision we made for loan losses, at September 30, 2009 were not effective, because they relied too heavily on quantitative, and did not take full account of qualitative, measures in determining the adequacy of the allowance for loan losses. That determination was made in January 2009, based on a report that we received from our federal and state bank regulators regarding their findings following a regulatory examination they had conducted of the Bank. We then took prompt remedial action to strengthen our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15a-15(e) under the Exchange Act) to give greater weight to qualitative factors in our determination of the allowance for loan losses and, in accordance with those disclosure controls and procedures, we gave greater weight to those qualitative factors in determining the allowance for loan losses at December 31, 2009. However, because our determination, regarding the ineffectiveness of the methodologies we had used to determine the amount of the allowance for loan losses at September 30, 2009, was not made until after December 31, 2009, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, was not able to conclude that our disclosure controls and procedures were effective as of December 31, 2009.

Internal Control Over Financial Reporting

Management’s Annual Report on Internal Control Over Financial Reporting

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

Management’s Assessment of Internal Control over Financial Reporting

        Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, based on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design and the testing of the operational effectiveness of the Company’s internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

        As discussed above, under the heading “CONTROLS AND PROCEDURES—Disclosure Controls and Procedures”, we determined that the methodologies we had used to assess the adequacy of the allowance for loan losses, and, corresponding, the amount of the provision we made for loan losses, as of September 30, 2009, were ineffective because those methodologies relied too heavily on quantitative, and did not take full account of qualitative, measures in determining the adequacy of the allowance for loan losses. As previously reported in our Form 10-Q/A, management also concluded that, for the same reason, a material weakness existed in our internal control over financial reporting as of September 30, 2009. As discussed below, we took prompt actions to remediate that material weakness in a manner that enabled us to give greater weight to qualitative factors in our determination of the allowance for loan losses at December 31, 2009. However, because we did not determine the existence of this material weakness, and therefore were not able to take such remedial actions, until after December 31, 2009, we are not able to conclude that there was no material weakness in our internal control over financial reporting as of December 31, 2009. However, with this exception, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2009.

The foregoing report on internal control over financial reporting shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section.

Remediation

As previously reported in our Form 10-Q/A, in order to address the material weakness, described above, in our internal control over financial reporting, management has modified its policies and procedures for assessing the adequacy of the Company’s allowance for loan losses to give greater weight to the impact that qualitative factors can reasonably be expected to have on the performance and collectability of loans in the loan portfolio. Those qualitative factors include:

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

We also continue to perform quarterly analyses of our allowance for loan losses. In addition, the allowance for loan losses continues to be reviewed at all levels of senior and executive management, as well as by the Board of Directors.

There is no assurance, however, that the measures taken to remediate the material weakness in our internal control over financial reporting will prove to be successful and that additional measures will not be required.

Changes in Internal Control Over Financial Reporting

Other than those changes discussed above in this Item 9A (T), there were no changes in our internal control over financial reporting during the three months ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is hereby incorporated by reference to Pacific Mercantile Bancorp’s definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of Pacific Mercantile Bancorp’s 2009 fiscal year.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item 11 is hereby incorporated by reference to Pacific Mercantile Bancorp’s definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of Pacific Mercantile Bancorp’s 2009 fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 including Equity Compensation Plan Information is hereby incorporated by reference to Pacific Mercantile Bancorp’s definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of Pacific Mercantile Bancorp’s 2009 fiscal year.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is hereby incorporated by reference to Pacific Mercantile Bancorp’s definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of Pacific Mercantile Bancorp’s 2009 fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is hereby incorporated by reference to Pacific Mercantile Bancorp’s definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of Pacific Mercantile Bancorp’s 2009 fiscal year.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(3) Exhibits

The exhibits listed on the accompanying Exhibit Index are incorporated by reference into this Item 15 of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of March 2010.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following officers and directors of the Registrant in the capacities indicated on March 31, 2010.

Signature	Title

/S/ RAYMOND E. DELLERBA	President, Chief Executive Officer and Director (Principal Executive Officer)
Raymond E. Dellerba

/S/ NANCY GRAY	Senior Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Nancy Gray

/S/ GEORGE WELLS	Chairman of the Board and Director
George Wells

/S/ GARY M. WILLIAMS	Director
Gary M. Williams

/S/ WARREN T. FINLEY	Director
Warren T. Finley

/S/ JOHN THOMAS, M.D.	Director
John Thomas, M.D.

/S/ MATTHEW F. SCHAFNITZ	Director
Matthew F. Schafnitz

/S/ GEORGE L. ARGYROS	Director
George L. Argyros

S-1

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

3.1	Articles of Incorporation of Pacific Mercantile Bancorp(1)

3.2	Certificate of Determination of Rights, Preferences, Privileges and Restrictions of Series A Convertible 10% Cumulative Preferred Stock of Pacific Mercantile Bancorp. (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated October 6, 2009.)

3.3	Pacific Mercantile Bancorp Bylaws, Amended and Restated as of December 17, 2008. (Incorporated by reference to the same numbered exhibit to the Company’s Current Report on Form 8-K dated December 18, 2008.)

4.1	Specimen form of Pacific Mercantile Bancorp Common Stock Certificate(1)

10.1	1999 Incentive Stock Option and Nonqualified Option Plan(1)

10.2	Form of Stock Option Agreement pertaining to the 1999 Plan(1)

10.8	Standard Internet Banking System Licensing Agreement, dated as of January 29, 1999, between Q-UP Systems and Pacific Mercantile Bank(1)

10.9	ODFI—Originator Agreement for Automated Clearing House Entries, dated as of February 16, 1999, between eFunds Corporation and Pacific Mercantile Bank(2)

10.10	Agreement, dated September 15, 1998, between Fiserv Solutions, Inc. and Pacific Mercantile Bank(1)

10.13	Commercial Office Building Lease dated February 26, 2001 between Metro Point 13580, Lot Three, a California limited partnership, and Pacific Mercantile Bank. (Incorporated by reference to the same numbered exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.)

10.16	Office Space Lease dated March 9, 2001 between California State Teachers Retirement System and Pacific Mercantile Bank(3)

10.17	Assignment & Assumption of Office Space Lease, dated April 1, 2003, between First National Bank and Pacific Mercantile Bank(4)

10.18	Office Space Lease, dated Sept. 14, 2003, between Leonard & Gerald Katz and Pacific Mercantile Bank(5)

10.19	Pacific Mercantile Bancorp 2004 Stock Incentive Plan (Incorporated by reference to the same numbered exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.)

10.20	Employment Agreement between Pacific Mercantile Bank and Raymond E. Dellerba, as amended and restated effective as of January 1, 2007.(6)

10.21	Supplemental Retirement Plan established by Pacific Mercantile Bank for Raymond E. Dellerba, as restated for purposes of Section 409A of the Internal Revenue Code as of April 6, 2007.(6)

10.22	Pacific Mercantile Bancorp 2008 Equity Incentive Plan. (Incorporated by reference to Appendix A to the Company’s 2008 Definitive Proxy Statement filed with the Commission on April 18, 2008.)

10.23	Form of Investment Agreement entered into by the Company with purchasers of its Series A Convertible 10% Cumulative Preferred Stock. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated October 6, 2009.)

21	Subsidiaries of the Company

23.1	Consent of Squar, Milner, Peterson, Miranda & Williamson, LLP, Independent Registered Public Accounting Firm

24.1	Power of Attorney (contained on the signature page of Annual Report)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2004

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2004

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2004

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2004

E-1

(1)	Incorporated by reference to the same numbered exhibit to the Company’s Registration Statement (No. 333-33452) on Form S-1 filed with the Commission on June 14, 2000 (the “S-1 Registration Statement”).
(2)	Incorporated by reference to the Exhibit 10.8 to the above referenced S-1 Registration Statement.
(3)	Incorporated by reference to Exhibit 10.11 to Registration Statement on Form S-2 (No. 333-110377) filed with the Commission on November 10, 2003 (the “S-2 Registration Statement”).
(4)	Incorporated by reference to Exhibit 10.12 to the above referenced S-2 Registration Statement.
(5)	Incorporated by reference to Exhibit 10.13 to the above referenced S-2 Registration Statement.
(6)	Incorporated by reference to Exhibits 10.1 and 10.2, respectively, to a Current Report on Form 8-K dated April 6, 2007.

E-2