Form 10-K/A
period 2009-12-31
PACIFIC MERCANTILE BANCORP
filed 2010-04-07
CIK 1109546

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

On April 1, 2010 Pacific Mercantile Bancorp (the “we” or “us” or the “Company”) filed its Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 10-K”) with the Securities and Exchange Commission (the “SEC”).

This Amendment No. 1 is being filed to add, in Item 9 in Part II of the 2009 10-K, information that was previously disclosed in our Current Report on Form 8-K dated June 17, 2009 (filed with the SEC on June 22, 2009), regarding the dismissal of Grant Thornton, LLP, as the Company’s independent registered public accounting firm and the appointment of Squar, Milner, Peterson, Miranda & Williamson, LLP, as the Company’s new independent registered public accounting firm, both of which were effective June 17, 2009.

Additionally (i) a copy of an amendment to the Company’s Articles of Incorporation is attached as Exhibit 3.1A to this Amendment No. 1, and (ii) as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are attached as Exhibits 31.1, 31.2, 32.1 and 32.2 to this Amendment No. 1.

This Amendment No. 1 does not reflect any events that may have occurred during the period that began on April 1, 2009 and will end on the date of the filing of this Amendment No. 1 on Form 10-K/A with the SEC and does not modify or update any disclosures in the originally filed 2008 10-K that may have been affected by any such subsequent events.

(i)

PACIFIC MERCANTILE BANCORP

AMENDMENT NO. 1 ON FORM 10-K/A

TO

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2009

(ii)

PART II

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Change in Independent Registered Public Accounting Firm

As previously reported by us in a Current Report on Form 8-K dated June 17, 2009, effective on that date the Audit Committee of the Board of Directors (i) dismissed Grant Thornton, LLP (“Grant Thornton “) as the Company’s independent registered public accounting firm, and (ii) approved the appointment and engagement of Squar, Milner, Peterson, Miranda & Williamson, LLP (“Squar Milner”), as the Company’s new independent registered public accounting firm. That Current Report on Form 8-K was filed with the SEC on June 22, 2009.

During the period from January 1, 2007 to the date of the dismissal of Grant Thornton LLP (i) there had been no disagreements between us and Grant Thornton on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures which, if not resolved to Grant Thornton’s satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its reports and (ii) there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

The audit reports of Grant Thornton on our consolidated financial statements for fiscal years ended December 31, 2008 and 2007 contained no adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.

We provided Grant Thornton with a copy of the disclosure regarding its dismissal that we included in the above referenced Current Report on Form 8-K and, at our request Grant Thornton furnished us with a letter addressed to the Securities and Exchange Commission stating whether it agreed with the statements that we made in that Current Report relating to Grant Thornton. A copy of Grant Thornton’s letter was attached as Exhibit 16.1 to that Report.

During the period from January 1, 2007 to September 17, 2009 (the date Squar Milner was engaged by us), neither the Company, nor anyone acting on its behalf, consulted with Squar Milner regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, or (ii) any of the matters or events set forth in Item 304(a)(2)(ii) of Regulation S–K.

2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, on the 6th day of April 2010.

PACIFIC MERCANTILE BANCORP

By:	/s/ RAYMOND E. DELLERBA
Raymond E. Dellerba
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 on Form 10K/A has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RAYMOND E. DELLERBA Raymond E. Dellerba	President, Chief Executive Officer and Director (Principal Executive Officer)	April 6, 2010

/s/ NANCY A. GRAY Nancy A. Gray	Senior Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	April 6 2010

/s/ GEORGE H. WELLS* George H. Wells	Chairman of the Board and Director	April 6 2010

/s/ GARY M. WILLIAMS* Gary M. Williams	Director	April 6, 2010

/s/ WARREN T. FINLEY* Warren T. Finley	Director	April 6, 2010

/s/ JOHN THOMAS, M. D.* John Thomas, M.D.	Director	April 6, 2010

/s/ MATTHEW F. SCHAFNITZ* Matthew F. Schafnitz	Director	April 6, 2010

/s/ GEORGE L. ARGYROS* George L. Argyros	Director	April 6, 2010

By:	/s/ NANCY A. GRAY	April 6, 2010
* Nancy A. Gray, Attorney-in-Fact

S-1

INDEX TO EXHIBITS

TO

FORM 10-K/A

(Amendment No. 1)

Exhibit No.	Description of Exhibits

3.1A	Certificate of Amendment of Articles of Incorporation (effective as of June 7, 2001).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2004

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2004

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2004

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2004

E-1