Form 10-Q
period 2010-03-31
PACIFIC MERCANTILE BANCORP
filed 2010-05-12
CIK 1109546

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

10,434,665 shares of Common Stock as of May 6, 2010

PACIFIC MERCANTILE BANCORP

QUARTERLY REPORT ON FORM 10Q

FOR

THE QUARTER ENDED MARCH 31, 2010

(i)

PART I. — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands)

(Unaudited)

	March 31 2010	December 31, 2009
ASSETS
Cash and due from banks	$11,492	$13,866
Interest bearing deposits with financial institutions	140,183	127,785

Cash and cash equivalents	151,675	141,651
Interest-bearing time deposits with financial institutions	9,950	9,800
Federal Reserve Bank and Federal Home Loan Bank Stock, at cost	14,091	14,091
Securities available for sale, at fair value	177,239	170,214
Loans held for sale, at lower of cost or market	16,468	7,572
Loans (net of allowances of $20,863 and $20,345, respectively)	790,529	813,194
Investment in unconsolidated subsidiaries	682	682
Other real estate owned	11,231	10,712
Accrued interest receivable	3,672	3,730
Premises and equipment, net	1,230	1,329
Other assets	27,095	27,661

Total assets	$1,203,862	$1,200,636

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$180,339	$183,789
Interest-bearing	816,148	776,649

Total deposits	996,487	960,438
Borrowings	108,025	141,003
Accrued interest payable	1,018	1,901
Other liabilities	4,814	5,295
Junior subordinated debentures	17,527	17,527

Total liabilities	1,127,871	1,126,164

Commitments and contingencies (Note 2)	—	—
Shareholders’ equity:
Preferred stock, no par value, 2,000,000 shares authorized, 88,500 and 80,050 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively; liquidation preference $100 per share plus accumulated dividends at March 31, 2010 and December 31, 2009	8,850	8,050
Common stock, no par value, 20,000,000 shares authorized, 10,434,665 shares issued and outstanding at March 31, 2010 and December 31, 2009	72,936	72,891
Retained earnings (accumulated deficit)	(3,473)	(3,599)
Accumulated other comprehensive loss	(2,322)	(2,870)

Total shareholders’ equity	75,991	74,472

Total liabilities and shareholders’ equity	$1,203,862	$1,200,636

The accompanying notes are an integral part of these consolidated financial statements.

Part I. Item 1. (continued)

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except for per share data)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Interest income:
Loans, including fees	$11,965	$11,985
Federal funds sold	—	—
Securities available for sale and stock	1,584	1,439
Interest-bearing deposits with financial institutions	110	89

Total interest income	13,659	13,513
Interest expense:
Deposits	4,288	5,908
Borrowings	924	2,213

Total interest expense	5,212	8,121

Net interest income	8,447	5,392
Provision for loan losses	1,200	3,450

Net interest income after provision for loan losses	7,247	1,942
Noninterest income
Total other-than-temporary impairment of securities	(1,754)	—
Portion of losses recognized in other comprehensive loss	(1,720)	—

Net impairment loss recognized in earnings	(34)	—
Service fees on deposits and other banking services	339	372
Mortgage banking (including net gains on sales of loans held for sale)	569	—
Net gain on sale of securities available for sale	205	1,884
Net gain (loss) on sale of other real estate owned	—	2
Other	266	197

Total noninterest income	1,345	2,455
Noninterest expense
Salaries and employee benefits	4,337	3,658
Occupancy	681	681
Equipment and furniture	354	265
Data processing	180	163
Professional fees	913	526
Customer expense	101	96
FDIC expense	458	324
Other real estate owned expense	334	287
Other operating expense	1,009	653

Total noninterest expense	8,367	6,653

Income (loss) before income taxes	225	(2,256)
Income tax provision (benefit)	99	(122)

Net income (loss)	126	(2,134)
Cumulative undeclared dividends on preferred stock	(208)	—

Net loss available to common stockholders	$(82)	$(2,134)

Loss per share
Basic	$(0.01)	$(0.20)
Diluted	$(0.01)	$(0.20)
Dividends paid per share	$—	$—
Weighted average number of shares:
Basic	10,434,665	10,434,665
Diluted	10,434,665	10,434,665

The accompanying notes are an integral part of these consolidated financial statements.

Part I. Item 1. (continued)

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Net income (loss)	$126	$(2,134)
Other comprehensive loss, net of tax:
Change in unrealized gain (loss) on securities available for sale, net of tax effect	554	(1,099)
Change in net unrealized gain (loss) and prior service benefit on supplemental executive retirement plan, net of tax effect	(6)	12

Total comprehensive income (loss)	$674	$(3,221)

The accompanying notes are an integral part of these consolidated financial statements.

Part I. Item 1. (continued)

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Three Months Ended March 31,
	2010	2009
Cash Flows From Operating Activities:
Net income (loss)	$126	$(2,134)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	132	118
Provision for loan losses	1,200	3,450
Net amortization of premium on securities	189	136
Net gains on sales of securities available for sale	(205)	(1,884)
Net gains on sales of mortgage loans held for sale	(424)	—
Proceeds from sales of mortgage loans held for sale	27,013	—
Originations and purchases of mortgage loans held for sale	(35,897)	—
Mark to market gain adjustment of loans held for sale	(49)	—
Decrease in current taxes receivable	185	98
Net amortization of deferred fees and unearned income on loans	(125)	(8)
Net gain on sales of other real estate owned	—	(2)
Write down of other real estate owned	28	180
Capitalized costs of other real estate owned	(547)	(701)
Stock-based compensation expense	45	105
Other than temporary impairment of securities	34	—
Changes in operating assets and liabilities:
Net decrease (increase) in accrued interest receivable	58	(212)
Net increase in other assets	(338)	(430)
Net decrease (increase) in deferred taxes	317	(220)
Net decrease in accrued interest payable	(883)	(684)
Net (decrease) increase in other liabilities	(472)	29

Net cash used in operating activities	(9,613)	(2,159)
Cash Flows From Investing Activities:
Net increase in interest-bearing deposits with financial institutions	(150)	(38,150)
Maturities of and principal payments received for securities available for sale and other stock	22,122	7,583
Purchase of securities available for sale and other stock	(59,813)	(75,259)
Proceeds from sale of securities available for sale and other stock	31,589	128,035
Proceeds from sales of other real estate owned	—	211
Net decrease (increase) in loans	22,051	(5,866)
Purchases of premises and equipment	(33)	(13)

Net cash provided by investing activities	15,766	16,541
Cash Flows From Financing Activities:
Net increase in deposits	36,049	74,906
Proceeds from issuances of preferred stock	800	—
Net decrease in borrowings	(32,978)	(29,179)

Net cash provided by financing activities	3,871	45,727

Net increase in cash and cash equivalents	10,024	60,109
Cash and Cash Equivalents, beginning of period	141,651	107,133

Cash and Cash Equivalents, end of period	$151,675	$167,242

The accompanying notes are an integral part of these consolidated financial statements.

Part I. Item 1. (continued)

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Three Month Ended March 31,
	2010	2009
Supplementary Cash Flow Information:
Cash paid for interest on deposits and other borrowings	$6,095	$8,661

Cash paid for income taxes	$—	$—

Non-Cash Investing Activities:
Net (increase) decrease in net unrealized losses and prior year service cost on supplemental employee retirement plan, net of tax	$(6)	$12
Net decrease (increase) in net unrealized losses on securities held for sale, net of income tax	$554	$(1,099)
Transfer into other real estate owned	$—	$2,756
Transfer of loans held for sale to loans held for investment	$1,800	$—
Mark to market (gain) loss adjustment of equity securities	$(29)	$15

The accompanying notes are an integral part of these consolidated financial statements.

Part I. Item 1. (continued)

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Shares and dollars in thousands)

For The Three Months Ended March 31, 2010

	Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Retained earnings (accumulated deficit)	Accumulated other comprehensive income (loss)	Total
Balance at December 31, 2009	81	$8,050	10,435	$72,891	$(3,599)	$(2,870)	$74,472
Issuances of cumulative preferred stock	8	800	—	—	—	—	800
Stock based compensation expense	—	—	—	45	—	—	45
Comprehensive income:
Net income	—	—	—	—	126	—	126
Change in unrealized gain on securities held for sale, net of taxes	—	—	—	—	—	554	554
Change in unrealized expense on supplemental executive retirement plan, net of taxes	—	—	—	—	—	(6)	(6)

Total comprehensive income	—	—					674

Balance at March 31, 2010	89	$8,850	10,435	$72,936	$(3,473)	$(2,322)	$75,991

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

2. Significant Accounting Policies, Recent Accounting Pronouncements, Commitments and Contingencies

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all footnotes that would be required for a full presentation of financial position, results of operations, changes in cash flows and comprehensive income (loss) in accordance with generally accepted accounting principles in the United States (“GAAP”). However, these interim financial statements reflect all adjustments (consisting of normal recurring adjustments and accruals) which, in the opinion of our management, are necessary for a fair presentation of our financial position and our results of operations for the interim periods presented.

These unaudited consolidated financial statements have been prepared on a basis consistent with prior periods, and should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2009, and the notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934.

Our consolidated financial position at March 31, 2010, and the consolidated results of operations for the three month period ended March 31, 2010, are not necessarily indicative of what our financial position will be as of December 31, 2010, or of the results of our operations that may be expected for the full year ending December 31, 2010.

Notes to Interim Consolidated Financial Statements — (Cont.-)

(Unaudited)

2. Significant Accounting Policies, Recent Accounting Pronouncements, Commitments and Contingencies (Cont.)

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

Recent Accounting Pronouncements

In September 2009, the Financial Accounting Standards Board (“FASB”) issued an update to Accounting Standard Codification 105-10, “Generally Accepted Accounting Principles”. This standard establishes the FASB Accounting Standard Codification (“Codification” or “ASC”) as the source of authoritative U.S. Generally Accepted Accounting Principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC companies. The Codification supersedes all then-existing non-SEC accounting and reporting standards. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles, which became effective on November 13, 2008, identified the sources of accounting principles and the framework for selecting the principles used in preparing the financial statements in conformity with GAAP. Statement 162 arranged these sources of GAAP in a hierarchy for users to apply accordingly. The Codification, and all of its content, will carry the same level of authority, effectively superseding Statement 162. In other words, the GAAP hierarchy is modified to include only two levels of GAAP: authoritative and non-authoritative. As a result, this Statement replaces Statement 162 to indicate this change to the GAAP hierarchy.

In January 2010, the FASB issued Accounting Standards Update 2010-06 (“ASU 2010-06”), an update of ASC 820-10, Fair Value Measurements and Disclosures, which now requires new disclosures that expand on activity included in the three fair value levels, as defined in ASC 820-10. ASU 2010-06 also provides amendments to ASC 820-10 in that a reporting entity should provide fair value measurement disclosures for each class of assets and liabilities, and provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. New disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for certain Level 3 roll forward disclosures, which are effective for fiscal years beginning after December 15, 2010. We adopted the former disclosures and clarifications (those effective after December 15, 2009) as of January 1, 2010, and they did not have a material effect on our financial statements.

In February 2010, the FASB issued Accounting Standards Update No. 2010-09, Subsequent Events (Topic 855), Amendments to Certain Recognition and Disclosure Requirements (“Topic 855”), which states an entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and SEC requirements.

Commitments and Contingencies

Commitments

To meet the financing needs of our customers in the normal course of business, we are a party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements. At March 31, 2010, loan commitments and letters of credit

Notes to Interim Consolidated Financial Statements — (Cont.-)

(Unaudited)

2. Significant Accounting Policies, Recent Accounting Pronouncements, Commitments and Contingencies (Cont.)

totaled $171 million and $11.4 million, respectively. The contractual amount of a credit-related financial instrument such as a commitment to extend credit, a credit-card arrangement or a letter of credit represents the amounts of potential accounting loss should the commitment be fully drawn upon, the customer were to default, and the value of any existing collateral securing the customer’s payment obligation become worthless.

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

Legal Proceedings

James Laliberte, et al. vs. Pacific Mercantile Bank, filed in May 2003 in the California Superior Court for the County of Orange (Case No. 030007092). Information regarding this law suit is contained under the caption “—Commitments and Contingencies—Legal Proceeding” in Note 17 of Item 8 of Part II of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (the “2009 10-K”) filed on April 1, 2010 with the SEC.

We also are subject to legal actions that arise from time to time in the ordinary course of our business. Currently there are no such pending legal proceedings that we believe will become material to our financial condition or results of operations.

Notes to Interim Consolidated Financial Statements — (Cont.-)

(Unaudited)

3. Income (Loss) Per Share

Basic income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted income (loss) per share reflects the potential dilution that would occur if stock options or other contracts to issue common stock were exercised or converted into shares of common stock which would share in our earnings. For the three month period ended March 31, 2010, (i) stock options to purchase 1,146,344 shares of our common stock and (ii) 1,156,695 shares of our common stock issuable on conversion of our Series A Preferred Stock, were not considered in computing diluted income (loss) per common share because they were antidilutive. For the three month period ended March 31, 2009 stock options to purchase 1,127,744 shares were not considered in computing diluted earnings per common shares because they were antidilutive.

The following table illustrates our computation of basic and diluted income (loss) for the three month periods ended March 31, 2010 and 2009.

	Three Months Ended March 31,
(In thousands, except earnings per share data)	2010	2009
Net income (loss) available for common shareholders (A)	$(82)	$(2,134)
Weighted average outstanding shares of common stock (B)	10,435	10,435
Dilutive effect of employee stock options and preferred stock	—	—

Common stock and common stock equivalents (C)	10,435	10,435

Income (loss) per share:
Basic (A/B)	$(0.01)	$(0.20)
Diluted (A/C)	$(0.01)	$(0.20)

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

Under ASC 718-10, we (and other public companies in the United States) are required to recognize, in our financial statements, the fair value of the options or any restricted shares that we grant as compensation cost over their respective service periods.

Notes to Interim Consolidated Financial Statements — (Cont.-)

(Unaudited)

4. Stock-Based Employee Compensation Plans (Cont.)

The fair values of the options that were outstanding under the 1999, 2004 and 2008 Plans were estimated as of their respective dates of grant using the Black-Scholes option-pricing model. For additional information regarding the Company’s stock based compensation plans, refer to Note 12—”Stock-Based Employee Compensation Plans” in the Notes to Consolidated Financial Statements included in the Company’s Form 10-K for the year ended December 31, 2009.

The following table summarizes the weighted average assumptions used for grants in the following periods:

	Three Months Ended March 31,
Assumptions with respect to:	2010	2009
Expected volatility	34%	29%
Risk-free interest rate	3.07%	1.65%
Expected dividends	0.26%	0.26%
Expected term (years)	6.9	6.9
Weighted average fair value of options granted during period	$1.20	$1.52

The following tables summarize the stock option activity under the Company’s 1999, 2004 and 2008 Plans during the three month periods ended March 31, 2010 and 2009, respectively.

	Three Months Ended March 31,
	2010		2009
	Number of Shares Subject to Options	Weighted- Average Exercise Price Per Share	Number of Shares Subject to Options	Weighted- Average Exercise Price Per Share
Outstanding – January 1,	1,162,744	$8.93	1,137,244	$9.31
Granted	169,122	2.97	3,000	4.35
Exercised	—	—	—	—
Forfeited/Canceled	(185,522)	7.44	(12,500)	11.57

Outstanding – March 31,	1,146,344	8.29	1,127,744	9.27

Options Exercisable – March 31,	796,047	$10.11	921,130	$9.54

There were no options exercised during the three months ended March 31, 2010 and March 31, 2009. The fair values of vested options at March 31, 2010 and 2009, were $82,000 and $145,000, respectively.

	Options Outstanding as of March 31, 2010				Options Exercisable as of March 31, 2010(1)
	Vested	Unvested	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Shares	Weighted Average Exercise Price
$ 2.97 – $5.99	23,145	319,977	$3.34	9.38	23,145	$3.79
$ 6.00 – $9.99	340,179	9,600	7.60	1.13	340,179	7.62
$10.00 – $12.99	310,600	1,000	11.23	3.88	310,600	11.22
$13.00 – $17.99	106,523	15,820	15.11	5.40	106,523	15.07
$18.00 – $18.84	15,600	3,900	18.06	5.84	15,600	18.06
	796,047	350,297	8.29	4.88	796,047	10.11

(1)	The weighted average remaining contractual life of the options that were exercisable as of March 31, 2010 was 2.97 years.

Notes to Interim Consolidated Financial Statements — (Cont.-)

(Unaudited)

4. Stock-Based Employee Compensation Plans (Cont.)

The aggregate intrinsic values of options that were outstanding and exercisable under the Plans at March 31, 2010, and 2009, were zero.

A summary of the status of the unvested options as of December 31, 2009, and changes during the three month period ended March 31, 2010, are set forth in the following table.

	Number of Shares Subject to Options	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2009	207,032	$2.35
Granted	169,122	1.20
Vested	(13,557)	6.02
Forfeited/Canceled	(12,300)	3.99

Unvested at March 31, 2010	350,297	$1.59

The aggregate amounts charged against income in relation to stock-based compensation awards was $7,000 net of $5,000 in taxes and $99,000 net of $6,000 in taxes for the three months ended March 31, 2010 and 2009, respectively. The weighted average period over which nonvested awards are expected to be recognized was 1.69 years at March 31, 2010. The income tax compensation expense at March 31, 2010 related to non-vested stock options is expected to be recognized in the respective amounts set forth in the table below:

Stock Based Compensation Expense
(In thousands)
Remainder of 2010	$144
For the years ending December 31,
2011	153
2012	116
2013	48
2014	5

Total	$466

5. Employee Benefit Plan

The Company has established a Supplemental Retirement Plan (“SERP”) for its Chief Executive Officer. The components of net periodic benefit cost for the SERP are set forth in the table below:

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Service cost	$47	$48
Interest cost	32	30
Expected return on plan assets	—	—
Amortization of prior service cost	4	4
Amortization of net actuarial loss	6	16

Net periodic SERP cost	$89	$98

Notes to Interim Consolidated Financial Statements — (Cont.-)

(Unaudited)

6. Income Taxes

The provision for income taxes was an expense of $98,500 and a benefit of $122,000 for the three months ended March 31, 2010 and 2009, respectively, representing effective tax rates of 44% and 5% during those periods. The Company applied an estimated annual effective tax rate to the year-to-date pre-tax earnings to derive the provision for income taxes for the three months ended March 31, 2010 and 2009.

We recognize deferred tax assets and liabilities for the future tax consequences related to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax credits. Our deferred tax assets, net of a valuation allowance, totaled $11.2 million and $11.7 million as of March 31, 2010 and December 31, 2009, respectively. We evaluate our deferred tax assets for recoverability using a consistent approach which considers the relative impact of negative and positive evidence, including our historical profitability and projections of future taxable income. We are required to establish a valuation allowance for deferred tax assets and record a charge to income or stockholders’ equity if we determine, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets will not be realized. In evaluating the need for a valuation allowance, we estimate future taxable income based on management-approved business plans and ongoing tax planning strategies. This process involves significant management judgment about assumptions that are subject to change from period to period based on changes in tax laws or variances between our projected operating performance, our actual results and other factors.

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

The Company files income tax returns with the U.S. federal government and the state of California. As of March 31, and January 1, 2010, we were subject to examination by the Internal Revenue Service with respect to our U.S. federal tax returns and the Franchise Tax Board for California, for the 2005 to 2008 tax years. We do not believe there will be any material adverse changes in our unrecognized tax benefits over the next 12 months.

In general, net operating losses (“NOL”) on U.S. federal income tax returns may be carried back two years and forward twenty years. The federal NOLs generated in 2008 and 2009 may be carried back five years. NOLs on California state income tax returns maybe carried forward twenty years. The Company filed an amended prior year U.S. federal tax return and carry back the U.S. federal tax net operating loss. The state of California has suspended the net operating carryover deduction in for 2009, but corporations may continue to compute and carryover an NOL during the suspension period. Beginning in 2011, California taxpayers may carry back losses for two years and carry forward for twenty years which will conform to the U.S. tax laws by 2013. The Company expects to have taxable income in future years to offset the California NOL generated in 2008 and 2009.

Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of tax expense. We did not have any accrued interest or penalties associated with any unrecognized tax benefits, and no interest expense was recognized during the three months ended March 31, 2010 and 2009. Our effective tax rate differs from the federal statutory rate primarily due to tax free income on municipal bonds and certain non-deductible expenses recognized for financial reporting purposes and state taxes.

Notes to Interim Consolidated Financial Statements — (Cont.-)

(Unaudited)

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

The following table shows the recorded amounts of assets (in thousands of dollars) measured at fair value on a recurring basis.

	At March 31, 2010 (in thousands)
	Total	Level 1	Level 2	Level 3
Assets at Fair Value:
Investment securities available for sale
Mortgage backed securities issued by U.S. agencies	$161,274	$—	$161,274	$—
Municipal securities	9,452	—	9,452	—
Collateralized mortgage obligations issued by non agency	3,296	—	3,296	—
Asset backed securities	938	—	—	938
Mutual funds	2,279	2,279	—	—

Total assets at fair value on a recurring basis	$177,239	$2,279	$174,022	$938

Notes to Interim Consolidated Financial Statements — (Cont.-)

(Unaudited)

7. Fair Value Measurements (Cont-)

The $3.3 million in collateralized mortgage obligations were transferred into level 2 from level 3, as there is an active market for these securities.

The changes in Level 3 assets measured at fair value on a recurring basis are summarized in the following table:

Investment Securities Available for Sale
(In thousands)
Balance of recurring Level 3 instruments at January 1, 2010	$4,103
Total gains or losses (realized/unrealized):
Included in earnings-realized	—
Included in earnings-unrealized(1)	(34)
Included in other comprehensive income	1,720
Purchases	—
Sales	—
Issuances	—
Settlements	—
Transfers in and/or out of Level 3	(4,851)

Balance of Level 3 assets at March 31, 2010	$938

(1)	Amount reported as an other than temporary impairment loss in the noninterest income portion of the income statement.

Assets Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market or that were recognized at a fair value below cost at the end of the period.

Loans Held for Sale. Mortgage loans held for sale are reported at fair value if, on an aggregate basis, the fair value of the loans is less than cost. In determining whether the fair value of loans held for sale is less than cost when quoted market prices are not available, the Company may consider outstanding investor commitments, discounted cash flow analysis with market assumptions or the fair value of the collateral if the loan is collateral dependent. Such loans are classified within either level 2 or level 3 of the fair value hierarchy. Where assumptions are made using significant unobservable inputs, such loans held for sale are classified as level 3.

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

Notes to Interim Consolidated Financial Statements — (Cont.-)

(Unaudited)

7. Fair Value Measurements (Cont-)

on an observable market price or a current appraised value, we record the foreclosed asset at Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, we record the foreclosed asset at Level 3.

Information regarding assets measured at fair value on a nonrecurring basis is set forth in the table below.

	At March 31, 2010 (in thousands)
	Total	Level 1	Level 2	Level 3
Assets at Fair Value:
Loans	$46,000	$—	$38,840	$7,160
Loans held for sale	16,468	—	—	16,468
Foreclosed assets	11,231	—	11,231	—

Total	$73,699	$—	$50,071	$23,628

There were no significant transfers in or out of level 3 measurements for nonrecurring items during the three months ended March 31, 2010.

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

Notes to Interim Consolidated Financial Statements — (Cont.-)

(Unaudited)

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

Loans Held for Sale. Loans held for sale are carried at the lower of cost or market value. The fair value of loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics. As such, the Company classifies loans subjected to nonrecurring fair value adjustments as Level 3. There were no fair value adjustments related to the $16.5 million of loans held for sale at March 31, 2010.

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

Commitments to Extend Credit and Standby Letters of Credit. The fair value of commitments to extend credit and standby letters of credit, are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. These fees were not material in amount either at March 31, 2010 or December 31, 2009.

Notes to Interim Consolidated Financial Statements — (Cont.-)

(Unaudited)

7. Fair Value Measurements (Cont-)

The following table sets forth the estimated fair values and related carrying amounts of our financial instruments as March 31, 2010 and December 31, 2009, respectively.

	March 31, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$151,675	$151,675	$141,651	$141,651
Interest-bearing deposits with financial institutions	9,950	9,950	9,800	9,800
Federal Reserve Bank and Federal Home Loan Bank stock	14,091	14,091	14,091	14,091
Securities available for sale	177,239	177,239	170,214	170,214
Loans held for sale	16,468	16,468	7,572	7,572
Loans, net	790,529	777,039	813,194	807,707
Financial Liabilities:
Noninterest bearing deposits	180,339	180,339	183,789	183,789
Interest-bearing deposits	816,148	822,696	776,649	779,924
Borrowings	108,025	108,596	141,003	141,443
Junior subordinated debentures	17,527	17,527	17,527	17,527

Notes to Interim Consolidated Financial Statements — (Cont.-)

(Unaudited)

8. Investment Securities Available For Sale

The following table summarizes the major components of securities available for sale and compares the amortized cost, estimated fair market values of, and gross unrealized gains and losses on, such securities at March 31, 2010 and December 31, 2009:

	March 31, 2010				December 31, 2009
	Amortized Cost	Gross Unrealized		Fair Value	Amortized Cost	Gross Unrealized		Fair Value
		Gain	Loss			Gain	Loss
	(Dollars in thousands)
Securities Available for Sale
U.S. Treasury Securities	$—	$—	$—	$—	$18,040	$11	$—	$18,051
Mortgage backed securities issued by U.S. Agencies(1)	161,998	115	(839)	161,274	134,331	89	(1,651)	132,769
Collateralized mortgage obligations issued by U.S. Agencies(1)	$—	—	$—	$—	—	—	—	—

Total government and agencies securities	161,998	115	(839)	161,274	152,371	100	(1,651)	150,820
Municipal securities	9,811	2	(361)	9,452	10,545	13	(431)	10,127
Collateralized mortgage obligations issued by non agency(1)	4,311	—	(1,015)	3,296	7,094	10	(1,069)	6,035
Asset backed securities(2)	2,658	—	(1,720)	938	2,704	—	(1,732)	972
Mutual funds(3)	2,279	—	—	2,279	2,260	—	—	2,260

Total securities available for sale	$181,057	$117	$(3,935)	$177,239	$174,974	$123	$(4,883)	$170,214

(1)	Secured by close-end first lien 1-4 family residential mortgages.

(2)	Comprised of a security that represents an interest in a pool of trust preferred securities issued by U.S.-based banks and insurance companies

(3)	Consists primarily of mutual fund investments in closed-end first lien 1-4 family residential mortgages.

The amortized cost and estimated fair values of securities available for sale at March 31, 2010 and December 31, 2009, are shown in the table below by contractual maturities and historical prepayments based on the prior twelve months of principal payments. Expected maturities will differ from contractual maturities and historical prepayments, particularly with respect to collateralized mortgage obligations, primarily because prepayment rates are affected by changes in conditions in the interest rate market and, therefore, future prepayment rates may differ from historical prepayment rates.

	At March 31, 2010 Maturing in
(Dollars in thousands)	One year or less	Over one year through five years	Over five years through ten years	Over ten Years	Total
Securities available for sale, amortized cost	$13,903	$43,984	$49,612	$73,558	$181,057
Securities available for sale, estimated fair value	13,824	43,834	48,929	70,652	177,239
Weighted average yield	3.12%	3.41%	3.55%	3.49%	3.46%

	At December 31, 2009 Maturing in
(Dollars in thousands)	One year or less	Over one year through five years	Over five years through ten years	Over ten Years	Total
Securities available for sale, amortized cost	$29,819	$40,075	$36,000	$69,080	$174,974
Securities available for sale, estimated fair value	29,497	38,696	35,505	66,516	170,214
Weighted average yield	1.63%	3.58%	3.58%	3.49%	3.21%

The Company recognized net gains on sales of securities available for sale of $121,000, net of $84,000 taxes on sale proceeds of $32 million during the three months ended March 31, 2010 and $1.1 million, net of $773,000 of taxes on sale proceeds of $190 million, during the first quarter ended March 31, 2010.

Notes to Interim Consolidated Financial Statements — (Cont.-)

(Unaudited)

8. Investment Securities Available For Sale (Cont-)

The table below shows, as of March 31, 2010, the gross unrealized losses and fair values of our investments, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	Securities With Unrealized Loss as of March 31, 2010
	Less than 12 months		12 months or more		Total
(Dollars In thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
US agencies and mortgage backed securities	$145,316	$(836)	$742	$(3)	$146,058	$(839)
Collateralized mortgage obligations issued by U.S. agencies	—	—	—	—	—	—
Non-agency collateralized mortgage obligations	4,634	(76)	3,979	(285)	8,613	(361)
Asset backed securities	—	—	3,296	(1,015)	3,296	(1,015)
Municipal securities	—	—	938	(1,720)	938	(1,720)

Total temporarily impaired securities	$149,950	$(912)	$8,955	$(3,023)	$158,905	$(3,935)

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

Through the impairment assessment process, the company determined that the investments discussed below were other-than-temporarily impaired at March 31, 2010. The Company recorded impairment credit losses in earnings on available for sale securities of $34,000 for the three month period ended March 31, 2010.

Certain of the OTTI amounts were related to credit losses and recognized into earnings, with the remainder recognized into other comprehensive loss. The table below presents the other-than-temporary impairments (in thousands of dollars) where a portion related to other factors was recognized in other comprehensive loss for the three months ended March 31, 2010:

	Gross Other than Temporary Impairments	Temporary Impairments Included in Other Comprehensive Loss	Net Other-Than Temporary Impairments Included in Earnings
Balance – March 31, 2010	$(1,754)	$(1,720)	$(34)

Notes to Interim Consolidated Financial Statements — (Cont.-)

(Unaudited)

8. Investment Securities Available For Sale (Cont-)

Non-Agency CMO

We have identified one non-agency collateralized mortgage obligation security (CUSIP 94982HAK3) that required an assessment for OTTI at December 31, 2009. This CMO is a “Super Senior Support” bond, which was originated in 2005 and issued by Wells Fargo & Company, was rated AAA by Standard & Poor’s and Aa1 by Moody’s, and had a credit support of 2.5% of the total balance at issuance. As of March 31, 2010, the security was rated AAA- and A3- by Standard and Poor’s and Moody’s, respectively, has an amortized cost of $1.3 million and a fair value of $720 thousand, for an approximate loss of $579 thousand. The principal collateral for this security is a pool of one-to-four family, fully amortizing residential first mortgage loans that have a fixed payment for approximately five years, after which they bear interest at variable rates with annual resets. Credit support at March 31, 2010 was approximately 5.4% and delinquencies 60 days and over totaled approximately 9.5%. Factors considered in the impairment include the rating change of the security, the current level of subordination from other CMO classes, anticipated prepayment rates, cumulative default rates and the loss severity given a default. We recognized $101,000 impairment loss with respect to this CMO, constituting a credit loss, in earnings for the year ended December 31, 2009. The remaining loss of $640,000 on this security was recognized through other comprehensive loss. This non credit portion of OTTI is attributed to external market conditions, primarily the lack of liquidity in these securities and risks of potential additional declines in the housing market. There was no credit impairment of this security for the three month period ending March 31, 2010.

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

As of March 31, 2010 the book value of this security was $2.7 million with a fair value of $937 thousand for an approximate unrealized loss of $1.7 million. Currently, the security has a Caa1 rating from Moody’s and BB rating from Fitch and has experienced $32.5 million in defaults (11% of total current collateral) and $33 million in payment deferrals (11% of total current collateral) from issuance to March 31, 2010. We estimate that there is approximately $1.5 million in potential payment deferrals and defaults (approximately 1% of performing collateral) before there is a temporary interest shortfall and $79.5 million before the Company would not receive all of its contractual cash flows. This analysis is based on the following assumptions: future default rates of 2.6%, prepayment rates of 1% until maturity, and 15% recovery of future defaults.

Impairment Losses on OTTI Securities

	2010	2009
	(In thousands)
Asset backed security	$34	$—

	$34	$—

As a part of our OTTI assessment, we consider information available about the performance of the underlying collateral, including credit enhancements, default rates, loss severities, delinquency rates, vintage, as well as rating agency reports and historical prepayment speeds. As a result, significant judgments are required in connection with our analysis to determine the expected cash flows for impaired securities. In determining the component of the OTTI related to credit losses, we compare the amortized cost basis of each other-than-temporarily impaired security to the present value of its expected cash flows, discounted using its effective interest rate implicit in the security at the date of acquisition.

Notes to Interim Consolidated Financial Statements — (Cont.-)

(Unaudited)

8. Investment Securities Available For Sale (Cont-)

Our assessment that it has the ability to continue to hold impaired investment securities along with its evaluation of their future performance, as indicated by the criteria discussed above, provide the basis for it to conclude that the remainder of its impaired securities are not other-than-temporarily impaired. In assessing whether it is more likely than not that the Company will be required to sell any impaired security before its anticipated recovery, which may be at their maturity, it considers the significance of each investment, the amount of impairment, as well as the Company’s liquidity position and the impact on the Company’s capital position. As a result of its analyses, the Company determined at March 31, 2010 that the unrealized losses on its securities portfolio on which impairments have not been recognized are temporary.

9. Loans

The composition of the Company’s loan portfolio as of March 31, 2010 and December 31, 2009 is as follows:

	March 31, 2010		December 31, 2009
	Amount	Percent	Amount	Percent
Commercial loans	$253,714	31.2%	$290,406	34.8%
Commercial real estate loans – owner occupied	186,339	23.0%	179,682	21.5%
Commercial real estate loans – all other	139,931	17.2%	135,152	16.2%
Residential mortgage loans – multi-family	96,579	11.9%	101,961	12.2%
Residential mortgage loans – single family	68,098	8.4%	67,023	8.0%
Construction loans	20,304	2.5%	20,443	2.6%
Land development loans	30,601	3.8%	30,042	3.6%
Consumer loans	16,362	2.0%	9,370	1.1%

Gross loans	811,928	100.0%	834,079	100.0%

Deferred fee (income) costs, net	(536)		(540)
Allowance for loan losses	(20,863)		(20,345)

Loans, net	$790,529		$813,194

Changes in the allowance for loan losses (in thousands of dollars) for the three months ended March 31, 2010 and the year ended December 31, 2009 are as follows:

	Three Months Ended March 31, 2010	Year Ended December 31, 2009
Balance, beginning of period	$20,345	$15,453
Provision for loan losses	1,200	23,673
Recoveries on loans previously charged off	276	357
Net, amounts charged off	(958)	(19,138)

Balance, end of period	$20,863	$20,345

Notes to Interim Consolidated Financial Statements — (Cont.-)

(Unaudited)

9. Loans (Cont-)

The following table sets forth information regarding nonaccrual loans and restructured loans at March 31, 2010:

	March 31, 2010	December 31, 2009
Impaired loans:
Nonaccruing loans	$26,238	$28,092
Nonaccruing restructured loans	18,555	21,357
Accruing restructured loans	1,222	1,243
Accruing loans	—	6,697

Total impaired loans	$46,015	$57,389

Impaired loans less than 90 days delinquent	$27,141	$27,408

The Company’s allowance for loan losses for March 31, 2010 and December 31, 2009 had $5.3 million of reserves to $46.0 million in impaired loans and $4.8 million of reserves to $57.4 million of impaired loans, respectively. The impaired loan balances at March 31, 2010 and December 31, 2009 with no allocated reserves totaled $23.8 million and $29.2 million respectively, due to sufficient collateral against any loan deficiency.

10. Subsequent Events

As of May 7, 2010, the Company had issued an additional 8,050 shares of Series A Convertible 10% Cumulative Preferred Stock (the “Series A Shares”). Through May 7, 2010, we had sold a total of $9.7 million of the Series A Shares in the private offering.

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

The following discussion presents information about (i) our consolidated results of operations for the three months ended March 31, 2010 and comparisons of those results with the results of operations for the corresponding three month period of 2009, and (ii) our consolidated financial condition, liquidity and capital resources at March 31, 2010. The information in the following discussion should be read in conjunction with our interim consolidated financial statements and the notes thereto included elsewhere in this Report.

Forward-Looking Information

Statements contained in this Report that are not historical facts or that discuss our expectations, beliefs or views regarding our future operations or future financial performance, or financial or other trends in our business or in the markets in which we operate, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. Often, they include words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “project,” “forecast” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could,” or “may.” The information contained in such forward-looking statements is based on current information and on assumptions that we make about future events over which we do not have control. In addition, our business and the markets in which we operate are subject to a number of risks and uncertainties. Unexpected future events and such risks and uncertainties could cause our financial condition or actual operating results in the future to differ significantly from our expected financial condition or operating results that are set forth in the forward looking statements contained in this Report and could, therefore, also affect the price performance of our shares. Certain of those risks and uncertainties are discussed below in this Item 2 of this Report, in Item 1A, entitled “Risk Factors” contained in our Annual Report on Form 10-K for our fiscal year ended December 31, 2009 (our “2009 10-K”), and in Item 1A, entitled “Risk Factors” in Part II of this Report below. Therefore, you are urged to read not only the information contained in this section of this Report, but also the risk factors that are discussed in our 2009 10-K and in this report in conjunction with your review of the following discussion regarding our results of operations for the three months ended, and our financial condition at, March 31, 2010.

Due to those risks and uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements contained in this Report, which speak only as of the date of this Report, or to make predictions about future performance based solely on historical financial performance. We also disclaim any obligation to update forward-looking statements contained in this Report or in our 2009 10-K, except as may otherwise be required by law or Nasdaq rules.

Overview of Operating Results in the Three Months Ended March 31, 2010

The following table sets forth information regarding the interest income that we generated, the interest expense that we incurred, our net interest income, noninterest income, noninterest expense, and our net income (loss) and net income (loss) per share for the three months ended March 31, 2010 and 2009, respectively.

	Three Months Ended March 31,
(Dollars in thousands, except per share amounts)	Amounts	Amounts	Percent Change
	2010	2009	2010 vs. 2009
Interest income	$13,659	$13,513	1.1%
Interest expense	5,212	8,121	(35.8)%
Net interest income	8,447	5,392	56.7%
Provision for loan losses	1,200	3,450	(65.2)%
Net interest income (loss) after provision for loan losses	7,247	1,942	273.2%
Noninterest income	1,345	2,455	(45.2)%
Noninterest expense	8,367	6,653	25.8%
Income (loss) before income tax	$225	(2,256)	110.0%
Income tax (benefit) provision	99	(122)	181.1%
Net income (loss)	126	(2,134)	105.9%
Cumulative undeclared dividends on preferred stock	(208)	—	N/A
Net loss available to common stockholders	$(82)	$(2,134)	96.2%
Net Loss per diluted share	$(0.01)	$(0.20)	95.0%
Weighted average number of diluted shares	10,434,665	10,434,665	—

As the table above indicates, we generated net income of $126,000 in the three months ended March 31, 2010 as compared to a net loss of $2.1 million in the same three months of 2009, which represents a $2.2 million, or 106% improvement over the first quarter of 2009. That improvement was primarily attributable to an increase in net interest income of $3.1 million, or 56.7%, and a decrease of $2.3 million, or 65%, in the provision we made for possible loan losses, which more than offset a $1.1 million decline in non-interest income and a $1.7 million increase in non-interest expense, in the three months ended March 31, 2010, as compared to the same three months of 2009.

The increase in net interest income was primarily attributable to a $2.9 million, or 36%, decrease in interest expense primarily as a result of a change in the mix of deposits to a higher proportion of lower-cost core deposits and decreases in the interest rates paid on time deposits. The decrease in the provision for loan losses was made possible by a 74% reduction in loan charge-offs to $682,000 in this year’s first quarter from $2.6 million during the same quarter of 2009 and an $11.4 million, or 19.8%, decrease in impaired loans during the three months ended March 31, 2010.

In the three months ended March 31, 2010, net income allocable to common shareholders was reduced by accumulated, but unpaid, dividends of $208,000 on our Series A Convertible 10% Cumulative Preferred Stock (“Series A Preferred Shares”), resulting in a net loss allocable to common shareholders of $82,000, or $0.01 per diluted common share, for the quarter ended March 31, 2010. However, this compares favorably to the net loss allocable to common shareholders of $2.1 million, or $0.20 per diluted common share, in the quarter ended March 31 2009.

The following table indicates the impact that the increase in our net interest income and the improvement in our operating results in the three months ended March 31, 2010 had on our net interest margin and the returns on average assets and average equity during that period, as compared to the same three months of 2009:

	Three Months Ended March 31,
	2010	2009
Net interest margin(1)(2)	2.96%	1.92%
Return on average assets(1)	0.04%	(0.74)%
Return on average shareholders’ equity(1)	0.69%	(10.43)%

(1)	Annualized.

(2)	Net interest income expressed as a percentage of total average interest earning assets.

Notwithstanding the reduction in the provision we made for loan losses in the three months ended March 31, 2010, the allowance for loan losses totaled nearly $20.9 million at March 31, 2010, or 2.57% of the loans then outstanding, as compared to $20.3 million, or 2.44% of the loans outstanding at December 31, 2009 and $16.3 million, or 1.93% of the loans outstanding at March 31, 2009. Non-performing loans, together with other nonperforming assets consisting of other real estate owned (“OREO”), totaled $56 million, or 4.7% of total assets at March 31, 2010, as compared to $60 million, or 5.0% of total assets, at December 31, 2009.

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

Our critical accounting policies consist of the accounting policies and practices we follow in determining (i) the sufficiency of the allowance we establish for loan losses; (ii) the fair values of our investment securities that we hold for sale, and (iii) the amount of our deferred tax asset, consisting primarily of tax loss carryforwards and tax credits, that we believe will be able to use to offset income taxes in future periods. Additional information regarding our critical accounting policies is contained in the sections captioned “Critical Accounting Policies” and “Allowance for Loan Losses” in Item 6, entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in Note 2—”Significant Accounting Policies” in the Notes to our Consolidated Financial Statements contained in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2009 and readers of this Report are urged to read those sections of that Annual Report. There were no significant changes in the Company’s critical accounting policies or their application during the quarter ended March 31, 2010.

Results of Operations

Net Interest Income

One of the principal determinants of a bank’s income is its net interest income, which is the difference between (i) the interest that a bank earns on loans, investment securities and other interest-earning assets, on the one hand, and (ii) its interest expense, which consists primarily of the interest it must pay to attract and retain deposits and the interest that it pays on borrowings and other interest-bearing liabilities, on the other hand. As a general rule, all other things being equal, the greater the difference or “spread” between the amount of our interest income and the amount of our interest expense, the greater will be our net income; whereas, a decline in that difference or “spread” will generally result in a decline in our net income. A bank’s interest income and interest expense are, in turn, affected by a number of factors, some of which are outside of its control, including national and local economic conditions and the monetary policies of the Federal Reserve Board which affect interest rates, competition in the market place for loans and deposits, the demand for loans and the ability of borrowers to meet their loan payment obligations. Net interest income, when expressed as a percentage of total average interest earning assets, is a banking organization’s “net interest margin.”

The following table sets forth our interest income, interest expense and net interest income (in thousands of dollars) and our net interest margin in the three months ended March 31, 2010 and 2009, respectively:

	Three Months Ended March 31,
	Amount	Amount	Percent Change
	2010	2009	2010 vs. 2009
Interest income	$13,659	$13,513	1.1%
Interest expense	5,212	8,121	(35.8)%

Net interest income	$8,447	$5,392	56.7%

Net interest margin	2.96%	1.92%

As the above table indicates, our net interest income increased by $3.1 million, or 56.7%, in the first quarter of 2010, as compared to the same quarter of 2009, due primarily to a decrease in interest expense of $2.9 million, or 35.8%, in the three month period ended March 31, 2010. That decline in interest expense was primarily attributable to a change in the mix of deposits to a higher proportion of lower-cost core deposits and a lower proportion of higher-cost time deposits and decreases in market rates of interest, which enabled us to reduce the interest we paid on time deposits. Those factors more than offset the effects on interest expense of an overall increase of 10% in the total volume of interest-bearing deposits at March 31, 2010 as compared to March 31, 2009.

Due primarily to the increase in net interest income, our net interest margin increased by 104 basis points to 2.96% in the three months ended March 31, 2010 from 1.92% in the same period of 2009. In the three months ended March 31, 2010, the yield on interest-earning assets declined slightly to 4.72% from 4.80% in the same period of 2009; whereas the average interest rate paid on interest bearing liabilities decreased to 2.21%, from 3.68%.

Average Balances

Information Regarding Average Assets and Average Liabilities

The following table sets forth information regarding our average balance sheet, yields on interest earning assets, interest expense on interest-bearing liabilities, the interest rate spread and the interest rate margin for the three months ended March 31, 2010 and 2009.

	Three Months Ended March 31,
	2010			2009
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest earning assets:
Short-term investments(1)	$122,795	$110	0.36%	$138,607	$89	0.26%
Securities available for sale and stock(2)	202,597	1,584	3.17%	151,135	1,439	3.86%
Loans	832,785	11,965	5.83%	851,596	11,985	5.71%

Total earning assets	1,158,177	13,659	4.72%	1,141,338	13,513	4.80%
Noninterest earning assets	38,358			38,479

Total Assets	$1,196,535			$1,179,817

Interest-bearing liabilities:
Interest-bearing checking accounts	$40,810	74	0.74%	$25,237	26	0.42%
Money market and savings accounts	123,248	395	1.30%	101,351	280	1.12%
Certificates of deposit	641,254	3,819	2.42%	524,965	5,603	4.33%
Other borrowings	118,694	799	2.73%	213,425	2,028	3.85%
Junior subordinated debentures	17,682	125	2.87%	17,682	184	4.22%

Total interest-bearing liabilities	941,688	5,212	2.21%	882,660	8,121	3.68%

Noninterest-bearing liabilities	180,557			213,932

Total Liabilities	1,122,245			1,096,592
Shareholders’ equity	74,290			83,225

Total Liabilities and Shareholders’ Equity	$1,196,535			$1,179,817

Net interest income		$8,447			$5,392

Interest rate spread			2.51%			1.12%

Net interest margin			2.96%			1.92%

(1)	Short-term investments consist of federal funds sold and interest bearing deposits with financial institutions.

(2)	Stock consists of Federal Home Loan Bank Stock and Federal Reserve Bank Stock.

The following table sets forth the changes in interest income, including loan fees, and interest paid in the three months ended March 31, 2010, as compared to the same period of 2009, and the extent to which those changes were attributable to changes in (i) the volumes of or in the rates of interest earned on interest-earning assets and (ii) the volumes of or the rates of interest paid on our interest-bearing liabilities.

	Three Months Ended March 31, 2010 vs. 2009
	Increase (Decrease) due to:
	Volume	Rate(1)	Total
Interest income:
Short-term investments(1)	$(11)	$32	$21
Securities available for sale and stock(2)	433	(288)	145
Loans	(269)	249	(20)

Total earning assets	153	(7)	146
Interest expense:
Interest-bearing checking accounts	22	26	48
Money market and savings accounts	66	49	115
Certificates of deposit	1,060	(2,844)	(1,784)
Borrowings	(742)	(487)	(1,229)
Junior subordinated debentures	—	(59)	(59)

Total interest-bearing liabilities	406	(3,315)	(2,909)

Net interest income	$(253)	$3,308	$3,055

(1)	Short-term investments consist of federal funds sold and interest bearing deposits with financial institutions.

(2)	Stock consists of Federal Home Loan Bank Stock and Federal Reserve Bank Stock.

The above table indicates that the increase in our net interest income of $3.1 million in the three months ended March 31, 2010, was primarily due to $3.3 million, or 147 basis points, decrease in interest rates paid on interest bearing liabilities, which more than offset the $7,000, or eight basis points, decreases in interest rates on average earning assets.

Provision for Loan Losses

The failure of borrowers to repay their loans is an inherent risk of the banking business. Therefore, like other banks and lending institutions, we follow the practice of maintaining an allowance to provide for loan losses that occur from time to time as an incidental part of the banking business. When it is determined that the payment in full of a loan has become unlikely, the carrying value of the loan is reduced to what management believes is its realizable value. This reduction, which is referred to as a loan “charge-off,” or “write-down” is charged against the allowance for loan losses.

The amount of the allowance for loan losses is increased periodically (i) to replenish the allowance after it has been reduced due to loan charge-offs, (ii) to reflect changes in the volume of outstanding loans, and (iii) to take account of increases in the risk of potential future losses due to a deterioration in the condition of borrowers or in the value of property securing non-performing loans or adverse changes in economic conditions. Increases in the allowance are made through a charge, recorded as an expense in our statement of operations, referred to as the “provision for loan losses.” Recoveries of loans previously charged-off are added back to the allowance and, therefore, have the effect of increasing the allowance and reducing the amount of the provision that might otherwise have had to be made to replenish or increase the allowance. See “—Financial Condition—Nonperforming Loans, Other Non-Performing Assets and the Allowance for Loan Losses” below in this Section of this Report.

We employ economic models that are based on bank regulatory guidelines, industry standards and our own historical loan loss experience, as well as a number of more subjective qualitative factors, to determine both the sufficiency of the allowance for loan losses and the amount of the provisions that we need to make for potential loan losses. However, those determinations involve judgments about trends in current economic conditions and other events or circumstances that can affect the ability of borrowers to meet their loan obligations to us and a weighting among the quantitative and qualitative factors we consider in determining the amount of the allowance. Moreover, the duration and anticipated effects of prevailing economic conditions or trends can be uncertain and can be affected by number of risks and circumstances that are outside of our ability to control. See the discussion below in this Section under the caption “—Financial Condition—Nonperforming Loans, Other Nonperforming Assets, and the Allowance for Loan Losses”. If changes in economic or market conditions or unexpected subsequent events were to occur, or if changes were made to bank regulatory guidelines or industry standards that are used to assess the sufficiency of the allowance for loan losses, it could become necessary for us to incur additional, and possibly significant, charges to increase the allowance for loan losses, which would have the effect of reducing our income or causing us to incur losses.

In addition, the Federal Reserve Bank of San Francisco (the “FRB” or “Reserve Bank”) and the California Department of Financial Institutions (the “DFI”), as an integral part of their examination processes, periodically review the adequacy of our allowance for loan losses. These agencies may require us to make additional provisions for possible loan losses, over and above the provisions that we have already made, the effect of which would be to reduce our income or increase any losses we might incur.

We were able to reduce the provisions for loan losses by $2.3 million, or 65.2%, to $1.2 million in the three months ended March 31, 2010, from $3.5 million in the same three months of 2009, due primarily to (i) a 74% reduction in loan charge-offs, to $682,000, in this year’s first quarter, down from $2.6 million in the same quarter of 2009, and (ii) an $11.4 million, or nearly 20%, reduction in impaired loans between December 31, 2009 and March 31, 2010. Notwithstanding the reduction in the provision we made for loan losses in the three months ended March 31, 2010, the allowance for loan losses totaled nearly $20.9 million at March 31, 2010, or 2.57% of the loans then outstanding, as compared to $20.3 million, or 2.44% of the outstanding at December 31, 2009 and $16.3 million, or 1.93% of the loans outstanding at March 31, 2009.

Noninterest Income

Noninterest income consists primarily of fees charged for services provided by the Bank on deposit account transactions, gains on sales of assets and revenues from the origination and sale of residential mortgages by our mortgage loan division (which commenced operations in the second quarter of 2009), net gains or losses on sales of securities available for sale and net gains or losses on sales of other real estate owned. The following table identifies the amounts (in thousands of dollars) of, and sets forth the percentage changes in, the components of noninterest income in the three months ended March 31, 2010, as compared to the same period of 2009.

	Three Months Ended March 31,
	Amounts		Percent Change
	2010	2009	2010 vs. 2009
Service fees on deposits	$339	$372	(8.9)%
Mortgage banking income (including net gains on sales of loans held for sale)	569	—	N/M
Net gains on sales of securities available for sale	205	1,884	(89.1)%
Net gain (loss) on sale of other real estate owned	—	2	N/M
Other than temporary impairment of securities	(34)	—	N/M
Other	266	197	35.0%

Total Noninterest Income	$1,345	$2,455	(45.2)%

As the table above indicates, the 45.2% decrease in noninterest income in the three months ended March 31, 2010, as compared to the same period in 2009, was primarily attributable to a $1.7 million, or 89.1%, decrease in net gains on sales of securities available for sale, partially offset by $569,000 of revenues generated by our new mortgage banking division which commenced its operations during the second quarter 2009.

Noninterest Expense

The following table compares the amounts (in thousands of dollars) of the principal components of noninterest expense in the three month ended March 31, 2010 and 2009.

	Three Months Ended March 31,
	Amounts		Percent Change
	2010	2009	2010 vs. 2009
Salaries and employee benefits	$4,337	$3,658	18.6%
Occupancy expense	681	681	—
Equipment and depreciation	354	265	33.6%
Data processing	180	163	10.4%
Professional fees	913	526	73.6%
FDIC insurance	458	324	41.4%
Other real estate owned	334	287	16.4%
Other operating expenses	1,110	749	48.2%

Total	$8,367	$6,653	25.8%

(1)	Other operating expenses consist primarily of telephone, stationery and office supplies, regulatory expenses, customer expense, investor relations expenses, insurance premiums, postage and correspondent banking fees.

The increase in noninterest expense in the three months ended March 31, 2010, as compared to the same three months of 2009, was primarily attributable to (i) a $679,000, or 18.6%, increase in compensation expense due principally to the addition, subsequent to the end of the first quarter of 2009, of mortgage banking personnel for our new mortgage banking division and credit administrators to address the increase in non-performing loans during 2009, (ii) a $387,000 increase in professional fees, primarily due to increased legal fees and costs incurred to manage our increased level of non-performing loans, to initiate legal proceeding to recover amounts due to us by defaulting borrowers, to foreclose real properties and other assets securing non-performing loans, and to implement loan restructurings for those borrowers who demonstrated to us an ability to meet their loan obligations on extended or modified terms; and (iii) a $134,000 increase in FDIC insurance premiums, due to the imposition by the FDIC of substantially higher insurance premiums on all federally insured depository institutions in order to replenish the FDIC’s bank insurance fund which had been depleted by bank failures in 2009.

A measure of our ability to control noninterest expense is our efficiency ratio, which is the ratio of noninterest expense to net revenue (net interest income plus noninterest income). As a general rule, a lower efficiency ratio indicates an ability to generate increased revenue without a commensurate increase in the staffing and equipment and third party services and, therefore, would be indicative of greater operational efficiencies. However, a bank’s efficiency ratio can be adversely affected by factors such as the opening of new banking offices or, in the Bank’s case, the commencement, in the second quarter of 2009, of our mortgage banking operations, and increases in FDIC insurance premiums. Notwithstanding the increase in noninterest expense in the three months ended March 31, 2010, our efficiency ratio remained essentially unchanged, at 85.5%, as compared to 84.8% in the same three months of 2009, due primarily to the $3.1 million increase in our net interest income in the three months ended March 31, 2010.

Expense Reduction Initiatives. In February 2010, we initiated a number of cost-cutting measures that are designed to improve the efficiency of our operations and reduce our noninterest expense. Those measures included a work force reduction, a freeze on salaries, elimination of a bonus program for 2010, and suspension of Company 401-K plan matching contributions. Our objective is to reduce noninterest expense by at least 8% in 2010. However, there is no assurance that we will achieve that objective, because the amount of our noninterest expense can be affected by events that are outside of our control, such as the costs of managing non-performing loans and foreclosing and reselling other real estate owned and the amount of the FDIC insurance premiums that we are required to pay.

Income Tax Provision (Benefit)

We recorded income tax expense of $99,000 for the three months ended March 31, 2010, as compared to an income tax benefit of $122,000 in the corresponding period of 2009 that was attributable to the pre-tax loss incurred in the three months ended March 31, 2009.

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

The table below sets forth information concerning our rate sensitive assets and liabilities at March 31, 2010. The assets and liabilities are classified by the earlier of maturity or repricing dates in accordance with their contractual terms. As described above, certain shortcomings are inherent in the method of analysis presented in this table.

	Three Months or Less	Over Three Through Twelve Months	Over One Year Through Five Years	Over Five Years	Non- Interest- Bearing	Total
	(Dollars in thousands)
Assets
Interest-bearing time deposits in other financial institutions	$9,551	$399	$—	$—	$—	$9,950
Investment in unconsolidated trust subsidiaries	—	—	—	682	—	682
Securities available for sale	14,733	23,684	95,992	42,830	—	177,239
Federal Reserve Bank and Federal Home Loan Bank stock	14,091	—	—	—	—	14,091
Interest bearing deposits with financial institutions	140,183	—	—	—	—	140,183
Loans held for sale, at Fair value	16,468	—	—	—	—	16,468
Loans, gross	314,626	75,127	365,367	56,322	—	811,442
Non-interest earning assets, net	—	—	—	—	33,807	33,807

Total assets	$509,652	$99,210	$461,359	$99,834	$33,807	$1,203,862

Liabilities and Shareholders’ Equity
Noninterest-bearing deposits	$—	$—	$—	$—	$180,339	$180,339
Interest-bearing deposits(1)(2)	184,241	473,571	74,527	83,809	—	816,148
Borrowings	32,025	13,000	63,000	—	—	108,025
Junior subordinated debentures	17,527	—	—	—	—	17,527
Other liabilities	—	—	—	—	5,832	5,832
Shareholders’ equity	—	—	—	—	75,991	75,991

Total liabilities and shareholders’ equity	$233,793	$486,571	$137,527	$83,809	$262,162	$1,203,862

Interest rate sensitivity gap	$275,859	$(387,361)	$323,832	$16,025	$(228,355)	$—

Cumulative interest rate sensitivity gap	$275,859	$(111,502)	$212,330	$228,355	$—	$—

Cumulative % of rate sensitive assets in maturity period	42%	51%	89%	97%	100%

Rate sensitive assets to rate sensitive liabilities and shareholders’ equity	218%	20%	335%	119%	13%

Cumulative ratio	218%	85%	125%	124%	100%

(1)	Excludes savings accounts we maintain at the Bank totaling $4.3 million and maturing within three months of March 31, 2010.

(2)	Excludes a $250,000 certificate of deposit issued to us by the Bank, which matures January 2011.

At March 31, 2010, our rate sensitive balance sheet was shown to be in a negative twelve-month gap position. This would imply that our net interest margin would decrease in the short-term if interest rates were to rise and would increase in the short-term if interest rates were to fall. However, as noted above, the extent to which our net interest margin will be impacted by changes in prevailing interests rates will depend on a number of factors, including how quickly rate sensitive assets and liabilities react to interest rate changes, the mix of our interest earning assets (loans versus other lower yielding interest earning assets, such as securities or federal funds sold) and the mix of our interest bearing deposits (between, for example, lower interest core deposits and higher cost time certificates of deposit) and our other interest-bearing liabilities.

Financial Condition

Assets

Our total consolidated assets were $1.204 billion at March 31, 2010, essentially unchanged from our total consolidated assets of $1.201 billion at December 31, 2009.

The following table sets forth the composition of our interest-earning assets (in thousands of dollars) at:

	March 31, 2010	December 31, 2009
Interest-bearing deposits with financial institutions(1)	$140,183	$127,785
Interest-bearing time deposits with financial institutions	9,950	9,800
Federal Reserve Bank and Federal Home Loan Bank Stock, at cost	14,091	14,091
Securities available for sale, at fair value	177,239	170,214
Loans held for sale, at lower of cost or market	16,468	7,572
Loans (net of allowances of $20,863 and $20,345, respectively)	790,529	813,194

(1)	Includes interest-earning balances maintained at the Federal Reserve Bank of San Francisco.

Loans Held for Sale

We commenced a new mortgage banking business during the second quarter of 2009 to originate residential real estate mortgage loans that qualify for resale into the secondary mortgage markets. Our mortgage originations have been primarily loans for residential purchases and to a lesser extent, refinancing of existing residential mortgage loans. We offer loan programs for low to moderate income families and conventional programs. In the quarter ended March 31, 2010, we originated approximately $37.7 million of conventional and FHA/VA single-family mortgages, of which (i) approximately $26.7 million were sold by us in the secondary mortgage market, (ii) approximately $12.2 million were held for sale at March 31, 2010 and (iii) approximately $1.8 million were added to our loan portfolio and classified as loans held for investment. Loans held for sale are carried at the lower of cost or estimated fair value in the aggregate. Net unrealized losses on loans held for sale, if any, would be recognized through a valuation allowance established by a charge to income. As of March 31, 2010, the loans held for sale included $16.0 million of loans with interest rate lock commitments providing an effective hedge to interest rates and $625,000 of loans pending investor commitments.

Loans

The following table sets forth, in thousands of dollars, the composition, by loan category, of our loan portfolio at March 31, 2010 and December 31, 2009, respectively:

	March 31, 2010		December 31, 2009
	Amount	Percent	Amount	Percent
Commercial loans	$253,714	31.2%	$290,406	34.8%
Commercial real estate loans – owner occupied	186,339	23.0%	179,682	21.5%
Commercial real estate loans – all other	139,931	17.2%	135,152	16.2%
Residential mortgage loans – multi- family	96,579	11.9%	101,961	12.2%
Residential mortgage loans – single-family	68,098	8.4%	67,023	8.0%
Construction loans	20,304	2.5%	20,443	2.6%
Land development loans	30,601	3.8%	30,042	3.6%
Consumer loans	16,362	2.0%	9,370	1.1%

Gross loans	811,928	100.0%	834,079	100.0%

Deferred fee (income) costs, net	(536)		(540)
Allowance for loan losses	(20,863)		(20,345)

Loans, net	$790,529		$813,194

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

The following table sets forth, in thousands of dollars, the maturity distribution of our loan portfolio (excluding consumer and residential mortgage loans) at March 31, 2010:

	March 31, 2010
	One Year or Less	Over One Year through Five Years	Over Five Years	Total
Real estate and construction loans(1)
Floating rate	$64,931	$114,582	$9,981	$189,494
Fixed rate	41,374	98,617	47,690	187,681
Commercial loans
Floating rate	27,408	225	—	27,633
Fixed rate	105,400	89,850	30,831	226,081

Total	$239,113	$303,274	$88,502	$630,889

(1)	Does not include mortgage loans on single and multi-family residences and consumer loans, which totaled $164.7 million and $16.4 million, respectively, at March 31, 2010.

Non-Performing Loans, Other Non-Performing Assets and Allowance for Loan Losses

Non-Performing Loans. Non-performing loans consist of (i) loans on non-accrual status, which include loans restructured when there has not been a history of past performance on debt service in accordance with the contractual terms of such loans, as restructured, and (ii) loans 90 days or more past due and still accruing interest. Generally, the accrual of interest is discontinued on a loan when principal or interest become more than 90 days past due, unless management believes the loan is adequately collateralized and the loan is in the process of collection. However, in certain instances, we may place a particular loan on non-accrual status earlier, depending on the individual circumstances involved in loan’s delinquency. When a loan is placed on non-accrual status, previously accrued but unpaid interest is reversed against current income. Subsequent collections of cash on such loans are applied as principal reductions when received, except when the ultimate collectability of principal is probable, in which case interest payments are credited to income. Non-accrual loans may be restored to accrual status when principal and interest become current and full repayment is expected. Interest income is recognized on the accrual basis for impaired loans not meeting the criteria for non-accrual.

Other Non-Performing Assets. Other non-performing assets consist of real properties that have been acquired on or in lieu of foreclosure of non-performing loans (which are commonly referred to as “other real estate owned” or “OREO”).

The following table sets forth information regarding nonaccrual loans and other real estate owned (which, together, comprise our nonperforming assets), and restructured loans, at March 31, 2010 and December 31, 2009:

	At March 31,2010	At December 31,2009
Nonaccrual loans:
Commercial loans	$10,733	$17,150
Commercial real estate	19,890	20,779
Residential real estate	586	1,358
Construction and land development	13,348	10,162
Consumer loans	236	—

Total nonaccrual loans	44,793	49,449

Other real estate owned (OREO):
Construction and land development	11,231	10,712
Residential-multi family	—	—
Residential-single family	—	—
Commercial real estate	—	—
Total other real estate owned	11,231	10,712

Total nonperforming assets	$56,024	$60,161

Restructured loans:
Accruing loans	$1,222	$1,243
Nonaccruing loans (included in nonaccrual loans above)	18,555	20,114

Total Restructured Loans	$19,777	$21,357

Non-performing assets have been trending downward since they reached their peak at September 30, 2009, when they totaled $73.6 million. At March 31, 2010 non-performing assets had decreased by $4.0 million, or 4%, from $60 million at December 31, 2009 and by $17.6 million, or 23.9%, from $73.6 million at September 30, 2009.

Loans that have been restructured remain in a non-accrual status unless and until there has been six months of satisfactory performance by the borrowers in accordance with the restructured terms of those loans, at which time the loans usually are returned to accrual status. At March 31, 2010, we had entered into loan restructuring agreements with respect to $18.6 million of loans carried on a non-accrual basis. If and when such loans perform as restructured for a period of six consecutive months, we expect that they will be returned to accrual status.

Information Regarding Impaired Loans. A loan is deemed impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. At March 31, 2010, there were $46.0 million of loans deemed impaired as compared to $57.4 million at December 31, 2009. We had an average investment in impaired loans for the three months ended March 31, 2010 of $49.2 million as compared to $52.3 million for the year ended December 31, 2009. The interest that would have been earned during the three month period ended March 31, 2010 had the impaired loans remained current in accordance with their original terms was $608,000.

The following table sets forth the amount of impaired loans for which there is a related allowance for credit losses determined in accordance with ASC 310-10 and the amount of that allowance and the amount of impaired loans for which there is no allowance for credit losses, at March 31, 2010 and December 31, 2009:

	March 31, 2010			December 31, 2009
	(Dollars in thousands)
Impaired Loans	Loans	Reserves for Loan Losses	% of Reserves to Loans	Loans	Reserves for Loan Losses	% of Reserves to Loans
Impaired loans with reserves	$22,251	$5,308	23.9%	$28,237	$4,779	16.9%
Impaired loans without reserves	23,764	—	—	29,152	—	—

Total impaired loans	$46,015	$5,308	11.5%	$57,389	$4,779	8.3%

Allowance for Loan Losses. The allowance for loan losses (the “Allowance”) at March 31, 2010 was $20.9 million, which represented approximately 2.57% of the loans outstanding at March 31, 2010, as compared to $20.3 million, or 2.44%, of the loans outstanding at December 31, 2009.

The adequacy of the Allowance is determined through periodic evaluations of the loan portfolio and other factors that can reasonably be expected to affect the ability of borrowers to meet their loan obligations. However, those factors are inherently subjective as the evaluation process calls for various significant estimates and assumptions, including, among others, estimates of the amounts and timing of expected future cash flows of borrowers of, and the fair value of collateral on, the impaired loans, estimates of losses on loans determined on the basis of historical loss experience and industry loss factors, and assessments of various qualitative factors. Moreover, those estimates and assessments are subject to risks and uncertainties and future events that are outside of our control, which could cause the performance of our loan portfolio to differ, possibly significantly, from the performance expected on the basis of those estimates and assessments and, therefore, could require us to increase the Allowance in future periods.

The Allowance is first determined by assigning reserve ratios for all loans. All non-accrual loans and other loans classified as “special mention,” “substandard” or “doubtful” (“classified loans” or “classification categories”) are then assigned certain allocations according to type of loans, with greater reserve ratios or percentages applied to loans deemed to be of a higher risk. These ratios are determined based on prior loss history and industry guidelines and loss factors, by loan category, adjusted for current economic factors and trends.

On a quarterly basis, we utilize a classification migration model and individual loan review analysis tools as starting points for determining the adequacy of the Allowance. Our loss migration analysis tracks a number of quarters of loan loss history and industry loss factors to determine historical losses by classification category for each loan type, except certain loans (automobile, mortgage and credit cards), which are analyzed as homogeneous loan pools. These calculated loss factors are then applied to outstanding loan balances. We also conduct individual loan review analysis, as part of the Allowance allocation process, applying specific monitoring policies and procedures in analyzing the existing loan portfolio.

In determining whether and the extent to which we will make adjustments to our loan loss migration model for purposes of determining the Allowance, we also consider a number of qualitative factors that can affect the performance and the collectability of the loans in our loan portfolio. Such qualitative factors include:

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

Determining the effects that these qualitative factors may have on the performance of our loan portfolio requires numerous judgments, assumptions and estimates about conditions, trends and events which may subsequently prove to have been incorrect due to circumstances outside of our control. Moreover, the effects of qualitative factors such as these on the performance of our loan portfolios are often difficult to quantify. As a result, we may sustain loan losses in any particular period that are sizable in relation to the Allowance or that may even exceed the Allowance.

In response to the economic recession, which has resulted in increased and relatively persistent high rates of unemployment, and the credit crisis that has led to a severe tightening in the availability of credit, preventing borrowers from refinancing their loans, we have (i) implemented more stringent loan underwriting standards, (ii) strengthened loan underwriting and approval processes and (iii) added personnel with experience in addressing problem assets and collecting non-performing loans.

The following table compares the total amount of loans outstanding, and the allowance for loan losses, by loan category, in each case, in thousands of dollars, and certain related ratios, as of March 31, 2010 and December 31, 2009.

			Increase (Decrease)
	March 31, 2010	December 31, 2009	December 31, 2009 to March 31, 2010
Commercial loans	$253,714	$290,406	$(36,692)
Loans impaired(1)	11,003	20,910	(9,907)
Loans 90 days past due	5,830	13,158	(7,328)
Loans 30 days past due	4,038	1,127	2,911
Allowance for loan losses
General component	$8,825	$9,050	$(225)
Specific component(1)	2,086	2,069	17

Total allowance	$10,911	$11,119	$(208)
Ratio of allowance to loan category	4.30%	3.83%	0.47%
Real estate loans:	$422,849	$416,795	$6,054
Loans impaired(1)	19,890	20,779	(889)
Loans 90 days past due	9,481	11,230	(1,749)
Loans 30 days past due	10,963	727	10,236
Allowance for loan losses
General component	$4,274	$4,003	$271
Specific component(1)	2,606	1,965	641

Total allowance	$6,880	$5,968	$912
Ratio of allowance to loan category	1.63%	1.43%	0.20%
Construction loans and land development	$50,905	$50,485	$420
Loans impaired(1)	13,789	13,830	(41)
Loans 90 days past due	5,382	5,373	9
Loans 30 days past due	3,228	—	3,228
Allowance for loan losses
General component	$1,710	$1,702	$8
Specific component(1)	289	477	(188)

Total allowance	$1,999	$2,179	$(180)
Ratio of allowance to loan category	3.93%	4.32%	(0.39)%
Consumer loans	$84,460	$76,393	$8,067
Loans impaired(1)	1,333	1,870	(537)
Loans 90 days past due	—	87	(87)
Loans 30 days past due	695	91	604
Allowance for loan losses
General component	$746	$811	$(65)
Specific component(1)	327	268	59

Total allowance	$1,073	$1,079	$(6)
Ratio of allowance to loan category	1.27%	1.41%	(0.14)%
Total loans outstanding	$811,928	$834,079	$(22,151)
Loans impaired(1)	46,015	57,389	(11,374)
Loans 90 days past due	20,693	29,848	(9,155)
Loans 30 days past due	18,924	1,945	16,979
Allowance for loan losses
General component	$15,555	$15,566	$(11)
Specific component(1)	5,308	4,779	529

Total allowance	$20,863	$20,345	$518
Ratio of allowance to total loans outstanding	2.57%	2.44%	0.13%

(1)	Amounts in impaired loans and in specific components include nonperforming delinquent loans.

Set forth below is a summary, in thousands of dollars, of the transactions in the allowance for loan losses in the three months ended March 31, 2010 and the year ended December 31, 2009:

	Three Months Ended March 31, 2010	Year Ended December 31, 2009
Balance, beginning of period	$20,345	$15,453
Provision for loan losses	1,200	23,673
Recoveries on loans previously charged off	276	357
Amounts charged off	(958)	(19,138)

Balance, end of period	$20,863	$20,345

The table below indicates the trend in loan delinquencies, by quarter, from March 31, 2010 to December 31, 2009.

	2010	2009
	At March 31	At December 31	At September 30	At June 30	At March 31
	(In thousands)
Loans Delinquent:
90 days or more:
Commercial loans	$5,830	$13,158	$15,220	$8,880	$762
Commercial real estate	9,481	10,550	10,049	11,724	3,133
Residential mortgages	—	767	269	346	1,166
Construction and land development loans	5,382	5,373	6,030	6,463	2,504
Consumer loans	—	—	—	17	27

	20,693	29,848	31,568	27,430	7,592

30-89 days:
Commercial loans	4,038	1,127	3,652	12,623	2,986
Commercial real estate	10,963	726	364	2,242	—
Residential mortgages	695	92	1,152	270	346
Construction and land development loans	3,228	—	2,215	—	6,409
Consumer loans	—	—	248	—	—

	18,924	1,945	7,631	15,135	9,741

Total Past Due(1):	$39,617	$31,793	$39,199	$42,565	$17,333

(1)	Past due balances include nonaccrual loans.

As indicated above, total past due increased by $7.8 million, or 24.5%, to $39.6 million at March 31, 2010, from $31.8 million at December 31, 2009. Loans 30 to 89 days delinquent increased by $17 million, to $18.9 million at March 31, 2010, from $1.9 million at December 31, 2009. That increase was primarily attributable to loans to two customers that became delinquent during the quarter ended March 31, 2010. Ordinarily, loans such as these, that are delinquent for less than 90 days, are not classified as non-performing loans and reserves are not typically allocated for such loans. However, we decided to classify these loans as non-performing loans and, as a result, they are included in the total of non-performing loans at March 31, 2010 and we allocated specific reserves for these loans within the allowance for loan losses at March 31, 2010.

Deposits

Average Balances of and Average Interest Rates Paid on Deposits.

Set forth below are the average amounts (in thousands of dollars) of, and the average rates paid on, deposits in the three months ended March 31, 2010:

	Three Months Ended March 31, 2010
	Average Balance	Average Rate
Noninterest-bearing demand deposits	$171,735	—
Interest-bearing checking accounts	40,810	0.74%
Money market and savings deposits	123,248	1.30%
Time deposits	641,254	2.42%

Average total deposits	$977,047	1.78%

Deposit Totals. Deposits totaled $996 million at March 31, 2010 as compared to $960 million at December 31, 2009 and $897 million at March 31, 2009. The following table compares the mix of our deposits, as between lower cost core deposits and higher cost time deposits, at March 31, 2010, December 31, 2009 and March 31, 2009, respectively:

	At March 31, 2010		At December 31, 2009		At March 31, 2009
	Amounts	Percent of Total Deposits	Amounts	Percent of Total Deposits	Amounts	Percent of Total Deposits
	(Dollars in thousands)
Core deposits
Non-interest bearing demand deposits	$180,339	18.1%	$183,789	19.1%	$151,911	16.9%
Savings and other interest-bearing transaction deposits	169,945	17.1%	154,968	16.2%	129,701	14.5%
Time deposits	646,203	64.8%	621,681	64.7%	614,980	68.6%

Total deposits	$996,487	100.0%	$960,438	100.0%	$896,592	100.0%

As indicated in the above table, non interest bearing demand deposit increased to 18.1% of total deposits at March 31, 2010, from 16.9% of total deposits at March 31, 2009, while time deposits, which bear higher rates of interest than our core deposits, decreased to 64.8% of total deposits at March 31, 2010 from 68.6% of total deposits at March 31, 2009. That change in the mix of deposits contributed to an improvement in our net interest income and net interest margin in this year’s first quarter as compared to the same quarter of 2009. See “—Results of Operations—Net Interest Income” above in this Section of this Report.

Set forth below, in thousands of dollars, is a maturity schedule of domestic time certificates of deposit outstanding at March 31, 2010:

	At March 31, 2010
	Certificates of Deposit Under $100,000	Certificates of Deposit of $100,000 or More
Maturities
Three months or less	$22,131	$73,894
Over three and through twelve months	101,520	372,029
Over twelve months	25,410	51,219

Total certificates of deposit	$149,061	$497,142

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

Our liquid assets, which included cash and due from banks, federal funds sold, interest earning deposits with financial institutions and unpledged securities available for sale (excluding Federal Reserve Bank and Federal Home Loan Bank stock) totaled $312 million, which represented 26% of total assets, at March 31, 2010.

Cash Flow Used in Operating Activities. We used net cash flow of $9.6 million from operating activities primarily to fund the origination of $35.9 million of mortgage loans in the three months ended March 31, 2010, partially offset by $27 million in proceeds on sales of mortgage loans.

Cash Flow Provided by Investing Activities. In the three months ended March 31, 2010, investing activities provided net cash of $15.8 million, primarily due to loan repayments during that period.

Cash Flow Used by Financing Activities. In the three months ended March 31, 2010, financing activities provided net cash of $3.9 million, due to an increase in deposits of $36 million, partially offset by a net decrease of $33 million in borrowings.

Ratio of Loans to Deposits. The relationship between gross loans and total deposits can provide a useful measure of a bank’s liquidity. Since repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loan-to-deposit ratio the less liquid are our assets. On the other hand, since we realize greater yields on loans than we do on investments, a lower loan-to-deposit ratio can adversely affect interest income and earnings. As a result, our goal is to achieve a loan-to-deposit ratio that appropriately balances the requirements of liquidity and the need to generate a fair return on assets. At March 31, 2010 and December 31, 2009, the ratios of loans-to-deposits were 81% and 86%, respectively. The reduction in that ratio at March 31, 2010, as compared to December 31, 2009, was primarily attributable to our decision to increase our liquidity, which we believe was prudent due to the continuing economic recession and credit crisis and uncertainties as to their ultimate duration.

Off Balance Sheet Arrangements

Loan Commitments and Standby Letters of Credit. In order to meet the financing needs of our customers, in the normal course of business we make commitments to extend credit and issue standby commercial letters of credit to or for our customers. At March 31, 2010 and December 31, 2009, we were committed to fund certain loans, including letters of credit, amounting to approximately $182 million and $184 million, respectively.

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

Contractual Obligations

Borrowings. As a source of additional funds that we have used primarily to fund loans and to purchase other interest earning assets, and to provide us with a supplemental source of liquidity, we have obtained long and short term borrowings from the Federal Home Loan Bank (the “FHLB”). As of March 31, 2010, we had $63 million of outstanding long-term borrowings, with maturities ranging from August 2011 to February 2013, and $45 million of outstanding short-term borrowings, with maturities ranging from April 2010 to December 2010 that we had obtained from the Federal Home Loan Bank. These borrowings, together with securities sold under agreements to repurchase, have a weighted-average annualized interest rate of 1.89%. By comparison, as of December 31, 2009, we had $14 million of outstanding long-term borrowings and $127 million of outstanding short-term borrowings that we had obtained from the Federal Home Loan Bank, which, together with the securities sold under agreements to repurchase, had a weighted-average annualized interest rate of 3.65%.

At March 31, 2010, U.S. agency and mortgage backed securities, U.S. Government agency securities and collateralized mortgage obligations with an aggregate fair market value of $31 million and $134 million of residential mortgage and other real estate secured loans were pledged to secure these Federal Home Loan Bank borrowings, repurchase agreements, local agency deposits, and treasury, tax and loan accounts.

The highest amount of borrowings that were outstanding at any month-end during the three months ended March 31, 2010 consisted of $132 million of borrowings from the Federal Home Loan Bank and $25,000 of overnight borrowings in the form of securities sold under repurchase agreements. During 2009, the highest amount of borrowings outstanding at any month-end consisted of $208 million of advances from the Federal Home Loan Bank and $13 million of overnight borrowings in the form of securities sold under repurchase agreements.

Junior Subordinated Debentures. Pursuant to rulings of the Federal Reserve Board, bank holding companies are permitted to issue long term subordinated debt instruments that will, subject to certain conditions, qualify as and, therefore, augment capital for regulatory purposes. At March 31, 2010, we had outstanding approximately $17.5 million principal amount of 30-year junior subordinated floating rate debentures (the “Debentures”). The Debentures are redeemable at our option, without premium or penalty, beginning five years after their respective original issue dates, and require quarterly interest payments. Subject to certain conditions, we have the right, at our discretion, to defer those interest payments for up to five years.

Set forth below is certain information regarding the terms of the Debentures that remained outstanding as of March 31, 2010:

Original Issue Dates	Principal Amount	Interest Rates	Maturity Dates
	(In thousands)
September 2002	$7,217	LIBOR plus 3.40%	September 2032
October 2004	10,310	LIBOR plus 2.00%	October 2034

Total	$17,527

In July 2009, we entered into a Memorandum of Understanding (an “MOU”) with the FRB and the DFI. The stated objective of the MOU is to enable the Company and the Bank to maintain their financial soundness in what has been and continues to be a very difficult economic and market environment by, among other things, imposing certain restrictions on actions that would have the effect of reducing the Company’s capital or cash flows. Those restrictions include a requirement that the Company obtain prior regulatory approval to pay interest on the Debentures. During the quarter ended March 31, 2009, we were advised by the FRB that it would not approve the payment of interest on the Debentures scheduled for April 19, 2010. As a result, we exercised our right, pursuant to the terms of the Debentures, to defer that interest payment. Moreover, we may be required to exercise our deferral right with respect to subsequent interest payments on the Debentures if we are not able to obtain FRB approval to make those interest payments. Since we have the right, under the terms of the Debentures to defer interest payments, the deferral of the April 2010 interest payment did not, and deferrals of subsequent interest payments will not, constitute a default under or with respect to the Debentures.

Under the Federal Reserve Board rulings, the borrowings evidenced by the Debentures, which are subordinated to all of our other borrowings that are outstanding or which we may obtain in the future, are eligible (subject to certain dollar limitations) to qualify, and at March 31, 2010, $16.8 million principal amount of those Debentures then outstanding qualified, as Tier I capital for regulatory purposes. See discussion below under the subcaption “—Capital Resources-Regulatory Capital Requirements.”

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

The following is a summary of the major components of securities available for sale and a comparison of the amortized cost, estimated fair values and gross unrealized gains and losses, in thousands of dollars, as of March 31, 2010 and December 31, 2009:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
March 31, 2010
Securities Available For Sale:
US Treasury securities	$—	$—	$—	$—
Mortgage-backed securities issued by US agencies	161,998	115	(839)	161,274
Collateralized mortgage obligations issued by US agencies	—	—	—	—

Total securities issued or guaranteed by US government or US agencies	161,998	115	(839)	161,274
Municipal securities	9,811	2	(361)	9,452
Non-agency collateralized mortgage obligations	4,311	—	(1,015)	3,296
Asset-backed securities	2,658	—	(1,720)	938
Mutual fund	2,279	—	—	2,279

Total Securities Available For Sale	$181,057	$117	$(3,935)	$177,239

December 31, 2009
Securities Available For Sale:
US Treasury securities	$18,040	$11	$—	$18,051
US agencies and mortgage-backed securities	134,331	89	(1,651)	132,769
Collateralized mortgage obligations	—	—	—	—

Total government and agencies securities	152,371	100	(1,651)	150,820
Municipal securities	10,545	13	(431)	10,127
Non-agency collateralized mortgage obligations	7,094	10	(1,069)	6,035
Asset backed securities	2,704	—	(1,732)	972
Mutual fund	2,260	—	—	2,260

Total Securities Available For Sale	$174,974	$123	$(4,883)	$170,214

At March 31, 2010, U.S. agencies and mortgage backed securities, U.S. Government agency securities, collateralized mortgage obligations and time deposits with an aggregate fair market value of $40 million were pledged to secure Federal Home Loan Bank borrowings, repurchase agreements, local agency deposits, to secure lines of credit at our correspondent banks and treasury, tax and loan accounts.

The amortized cost, at March 31, 2010, of securities available for sale are shown, in thousands of dollars, in the following table, by contractual maturities and historical prepayments based on the prior three months of principal payments. Expected maturities will differ from contractual maturities and historical prepayments, particularly with respect to collateralized mortgage obligations, because borrowers may react to interest rate market conditions differently than the historical prepayment rates.

	March 31, 2010 Maturing in
	One year or less		Over one year through five years		Over five years through ten years		Over ten years		Total
	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield
	(Dollars in thousands)
Securities available for sale:
US Treasury securities	$—	—	$—	—	$—	—	$—	—	$—	—
US agency/mortgage-backed securities	12,692	3.15%	41,705	3.38%	46,462	3.53%	61,139	3.47%	161,998	3.44%
Agency collateralized mortgage obligations	—	—	—	—	—	—	—	—	—	—
Non-agency collateralized mortgage obligations	1,211	2.80%	—	—	1,802	3.57%	1,298	—	4,311	3.26%
Municipal securities	—	—	—	—	1,348	4.10%	8,463	4.28%	9,811	4.25%
Asset backed securities	—	—	—	—	—	—	2,658	1.18%	2,658	1.18%
Mutual funds	—	—	2,279	3.93%	—	—	—	—	2,279	3.93%

Total Securities Available for sale	$13,903	3.12%	$43,984	3.78%	$49,612	3.55%	$73,558	3.95%	$181,057	3.46%

The table below shows, as of March 31, 2010, the gross unrealized losses and fair values (in thousands of dollars) of our investments, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	Securities With Unrealized Loss as of March 31, 2010
	Less than 12 months		12 months or more		Total
(Dollars In thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
US agency mortgage backed securities	$145,316	$(836)	$742	$(3)	$146,058	$(839)
Agency collateralized mortgage obligations	—	—	—	—	—	—
Non agency collateralized mortgage obligations	4,634	(76)	3,979	(285)	8,613	(361)
Asset backed securities	—	—	3,296	(1,015)	3,296	(1,015)
Municipal securities	—	—	938	(1,720)	938	(1,720)

Total temporarily impaired securities	$149,950	$(912)	$8,955	$(3,023)	$158,905	$(3,935)

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

Capital Resources

Capital Regulatory Requirements Applicable to Banking Institutions. Under federal banking regulations that apply to all United States based bank holding companies and federally insured banks, the Company (on a consolidated basis) and the Bank (on a stand-alone basis) must meet specific capital adequacy requirements that, for the most part, involve quantitative measures, primarily in terms of the ratios of their capital to their assets, liabilities, and certain off-balance sheet items, calculated under regulatory accounting practices. Under those regulations, which are based primarily on those quantitative measures, each bank holding company must meet a minimum capital ratio and each federally insured bank is determined by its primary federal bank regulatory agency to come within one of the following categories.

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

The following table sets forth the capital and capital ratios of the Company (on a consolidated basis) and the Bank (on a stand-alone basis) at March 31, 2010, as compared to the respective regulatory requirements applicable to them.

			Applicable Federal Regulatory Requirement
	Actual		Capital Adequacy Purposes		To be Categorized Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total Capital to Risk Weighted Assets:
Company	$101,933	11.4%	$71,452	At least 8.0%	N/A	N/A
Bank	98,297	11.0%	71,312	At least 8.0%	$89,044	At least 10.0%
Tier 1 Capital to Risk Weighted Assets:
Company	$90,646	10.2%	$35,726	At least 4.0%	N/A	N/A
Bank	87,031	9.8%	35,656	At least 4.0%	$53,426	At least 6.0%
Tier 1 Capital to Average Assets:
Company	$90,646	7.6%	$47,681	At least 4.0%	N/A	N/A
Bank	87,031	7.3%	47,577	At least 4.0%	$59,471	At least 5.0%

At March 31, 2010 the Bank (on a stand-alone basis) continued to qualify as a well-capitalized institution, and the Company continued to exceed the minimum required capital ratios, under the capital adequacy guidelines described above. During the three months ended March 31, 2010, the Company made a $3.3 million capital contribution to the Bank to offset a decline in the Bank’s capital due to the losses incurred during that period and to better enable the Bank to absorb any additional loan losses that could occur as a result of economic and financial crisis in the United States and, at the same time, maintain its capital ratios above those required to qualify as a well capitalized banking institution for regulatory purposes.

The consolidated total capital and Tier 1 capital of the Company, at March 31, 2010, include an aggregate of $16.8 million principal amount of Junior Subordinated Debentures that we issued in 2002 and 2004. We contributed that amount to the Bank over a six year period ended December 31, 2009, thereby providing it with additional cash to fund the growth of its banking operations and, at the same time, to increase its total capital and Tier 1 capital.

Sale of Series A Convertible 10% Cumulative Preferred Stock. As previously reported in a Current Report filed with the SEC on Form 8-K dated October 6, 2009, we have commenced a private offering, to a limited number of accredited investors (as defined in Regulation D under the Securities Act of 1933, as amended), of up to $15.5 million of a new issue of Series A Convertible 10% Cumulative Preferred Stock (the “Series A Shares”). Through May 7, 2010, we had sold a total of $9.7 million of the Series A Shares in the private offering.

Cumulative dividends accrue on the Series A Shares at a rate of 10% per annum. Each outstanding Series A Share is convertible at the option of its holder, at a conversion price of $7.65 per share, into approximately 13.07 shares of our common stock and, if not sooner converted, all of the Series A Shares will automatically convert into common stock at that same conversion price (as the same may be adjusted under certain anti-dilution provisions applicable to the Series A Shares) on the second anniversary of the original issue date of the Series A Shares (subject to a possible deferral of that automatic conversion date). A more detailed description of the rights, preferences and privileges of and restrictions of the Series A Shares is contained in that Current Report on Form 8-K and the foregoing summary is qualified by reference to that description.

We are using the net proceeds from the sale of the Series A Shares for general corporate purposes, which may include making a capital contribution to Bank in order to increase its equity capital and to provide it with cash to fund additional loans and other interest-earning assets and meet working capital requirements.

Dividend Policy and Share Repurchase Programs. Our Board of Directors has followed the policy of retaining earnings to maintain capital and, thereby, support the growth of the Company’s banking franchise. On occasion, the Board also has considered paying cash dividends out of cash generated in excess of those capital requirements and, in February 2008, the Board of Directors declared a cash dividend, in the amount of $0.10 per share of common stock, that was paid on March 14, 2008 to our shareholders.

The Board also has authorized share repurchase programs, in June 2005 and in October 2008, when the Board concluded that, at prevailing market prices, the Company’s shares represented an attractive investment opportunity and, therefore, that share repurchases would be a good use of Company funds.

In the first quarter of 2009, the Board of Directors decided that the prudent course of action, in light of the economic recession, was to preserve cash and earnings to enhance the Bank’s capital position and to be in a position to take advantage of improved economic and market conditions in the future. Moreover, the MOU entered into with the FRB and DFI in July 2009 prohibits the payment of cash dividends and share repurchases without the approval of those regulatory agencies. Accordingly, we do not expect to pay dividends or make share purchases at least for the foreseeable future.

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

ITEM 4T.	CONTROLS AND PROCEDURES

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

Management previously disclosed in Item 9A(T) “Controls and Procedures” in part II of our Annual Report on Form 10-K, filed on April 1, 2010 for the fiscal year ended December 31, 2009, a material weakness in internal control over financial reporting relating to our internal controls for assessing the adequacy of the Company’s allowance for loan losses. That determination was made in January 2010, based on a report that we received from our federal and state bank regulators regarding their findings following a regulatory examination they had conducted of the Bank.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, in connection with the filing of this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2010. Based on the evaluation, our CEO and CFO have concluded that the previously identified deficiency in internal control over financial reporting could cause our disclosure controls and procedures to be not fully effective at the reasonable assurance level as of March, 2010.

Remediation

As previously reported in an amendment that we filed on Form 10-Q/A with the SEC on March 18, 2010, to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, in order to address the material weakness, described above, in our internal control over financial reporting, management has modified its policies and procedures for assessing the adequacy of the Company’s allowance for loan losses to give greater weight to the impact that qualitative factors can reasonably be expected to have on the performance and collectability of loans in the loan portfolio. Those qualitative factors include:

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

Management believes the additional control procedures, when implemented and validated, will remediate this material weakness. However, the effectiveness of any system of internal controls is subject to inherent limitations and there can be no assurance that the Company’s internal control over financial reporting will prevent or detect all errors. The Company intends to continue to evaluate and strengthen its internal control over financial reporting system.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except for the process to remediate the material weakness described above.

PART II

ITEM 1	LEGAL PROCEEDINGS

James Laliberte, et al. vs. Pacific Mercantile Bank, filed in May 2003 in the California Superior Court for the County of Orange (Case No. 030007092). Information regarding this law suit is contained in Item 3 of Part I of our Annual Report on Form 10-K for our fiscal year ended December 31, 2009, and there have been no subsequent developments in that case since we filed that Annual Report with the SEC on April 1, 2010.

We also are subject to legal actions that arise from time to time in the ordinary course of our business. Currently there are no such pending legal proceedings that we believe will become material to our financial condition or results of operations.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors that were disclosed under the caption “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (the “2009 10-K”), except as follows:

It may become necessary for us to raise additional capital which could dilute the ownership of our existing shareholders and adversely affect the market price of our common stock

Due primarily to concerns of bank regulatory agencies that banking institutions may incur additional losses before there is a sustained economic recovery, bank holding companies and banks are coming under increasing pressure from bank regulatory agencies to raise additional capital, even in cases of banking institutions that are categorized as adequately capitalized or well-capitalized under bank regulatory guidelines. There is no assurance that we will not be required, by our bank regulatory agencies, to sell shares to the public or in private transactions in order to raise additional capital during 2010 at a time when the prevailing prices of our shares are at historic lows. As a result, any such sales of shares could dilute the ownership of our existing shareholders and the tangible book value of our existing shares and, thereby, adversely affect the market prices of our common stock.

Moreover, our ability to raise additional capital will depend on market and economic conditions over which we do not have control. As a result, there is no assurance that, if required, we will be able to raise additional capital in amounts sufficient to meet regulatory requirements. If we are unable to do so, additional regulatory restrictions may be imposed on us which could increase our costs of doing business and adversely affect our results of operations and the market price of our shares.

ITEM 6.	EXHIBITS

The following documents are filed as Exhibits to the Quarterly Report on Form 10-Q:

Exhibit No.	Description of Exhibits

Exhibit 31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC MERCANTILE BANCORP

Date: May 11, 2010	By:	/S/ NANCY A. GRAY
Nancy A. Gray, Chief Financial Officer

S-1

EXHIBIT INDEX

Exhibit No.	Description of Exhibits

Exhibit 31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

E-1