Form 10-Q
period 2010-06-30
PACIFIC MERCANTILE BANCORP
filed 2010-08-16
CIK 1109546

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

10,434,665 shares of Common Stock as of August 12, 2010

PACIFIC MERCANTILE BANCORP

QUARTERLY REPORT ON FORM 10Q

FOR

THE QUARTER ENDED JUNE 30, 2010

PART I. — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands)

(Unaudited)

	June 30, 2010	December 31, 2009
ASSETS
Cash and due from banks	$10,485	$13,866
Interest bearing deposits with financial institutions	205,813	127,785

Cash and cash equivalents	216,298	141,651
Interest-bearing time deposits with financial institutions	8,898	9,800
Federal Reserve Bank and Federal Home Loan Bank Stock, at cost	13,891	14,091
Securities available for sale, at fair value	93,334	170,214
Loans held for sale, at lower of cost or market	21,972	7,572
Loans (net of allowances of $23,307 and $20,345, respectively)	753,116	813,194
Investment in unconsolidated subsidiaries	682	682
Other real estate owned	19,701	10,712
Accrued interest receivable	3,159	3,730
Premises and equipment, net	1,113	1,329
Other assets	16,325	27,661

Total assets	$1,148,489	$1,200,636

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$162,128	$183,789
Interest-bearing	810,973	776,649

Total deposits	973,101	960,438
Borrowings	86,024	141,003
Accrued interest payable	977	1,901
Other liabilities	4,388	5,295
Junior subordinated debentures	17,527	17,527

Total liabilities	1,082,017	1,126,164

Commitments and contingencies (Note 2)	—	—
Shareholders’ equity:
Preferred stock, no par value, 2,000,000 shares authorized, 109,050 and 80,050 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively; liquidation preference $100 per share plus accumulated dividends at June 30, 2010 and December 31, 2009	10,905	8,050
Common stock, no par value, 20,000,000 shares authorized, 10,434,665 shares issued and outstanding at June 30, 2010 and December 31, 2009	72,955	72,891
Accumulated deficit	(15,456)	(3,599)
Accumulated other comprehensive loss	(1,932)	(2,870)

Total shareholders’ equity	66,472	74,472

Total liabilities and shareholders’ equity	$1,148,489	$1,200,636

The accompanying notes are an integral part of these consolidated financial statements.

Part I. Item 1. (continued)

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except for per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Interest income:
Loans, including fees	$11,725	$11,608	$23,690	$23,593
Federal funds sold	—	—	—	—
Securities available for sale and stock	1,074	657	2,658	2,097
Interest-bearing deposits with financial institutions	132	156	242	245

Total interest income	12,931	12,421	26,590	25,935
Interest expense:
Deposits	4,119	6,090	8,407	11,999
Borrowings	594	1,915	1,518	4,127

Total interest expense	4,713	8,005	9,925	16,126

Net interest income	8,218	4,416	16,665	9,809
Provision for loan losses	4,600	6,592	5,800	10,043

Net interest income after provision for loan losses	3,618	(2,176)	10,865	(234)
Noninterest income
Total other-than-temporary impairment of securities	(1,912)	—	(1,912)	—
Portion of losses recognized in other comprehensive loss	(1,712)	—	(1,678)	—

Net impairment loss recognized in earnings	(200)	—	(234)	—
Service fees on deposits and other banking services	313	377	652	749
Mortgage banking (including net gains on sales of loans held for sale)	1,061	67	1,630	67
Net gain on sale of securities available for sale	198	4	403	1,888
Net gain (loss) on sale of other real estate owned	(59)	—	(59)	2
Other	392	212	658	409

Total noninterest income	1,705	660	3,050	3,115
Noninterest expense
Salaries and employee benefits	3,707	3,727	8,044	7,385
Occupancy	666	675	1,347	1,356
Equipment and furniture	302	290	657	556
Data processing	178	223	358	386
Professional fees	1,067	876	1,980	1,401
Customer expense	79	92	180	188
FDIC expense	808	926	1,266	1,250
Other real estate owned expense	557	232	891	519
Other operating expense	982	837	1,990	1,490

Total noninterest expense	8,346	7,878	16,713	14,531

Loss before income taxes	(3,023)	(9,394)	(2,798)	(11,650)
Income tax provision (benefit)	8,960	(4,847)	9,059	(4,969)

Net loss	(11,983)	(4,547)	(11,857)	(6,681)
Cumulative undeclared dividends on preferred stock	(221)	—	(429)	—

Net loss allocable to common stockholders	$(12,204)	$(4,547)	$(12,286)	$(6,681)

Loss per share
Basic	$(1.17)	$(0.44)	$(1.18)	$(0.64)
Diluted	$(1.17)	$(0.44)	$(1.18)	$(0.64)
Dividends paid per share	$—	$—	$—	$—
Weighted average number of shares:
Basic	10,434,665	10,434,665	10,434,665	10,434,665
Diluted	10,434,665	10,434,665	10,434,665	10,434,665

The accompanying notes are an integral part of these consolidated financial statements.

Part I. Item 1. (continued)

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net loss	$(11,983)	$(4,547)	$(11,857)	$(6,681)
Other comprehensive loss, net of tax:
Change in unrealized gain (loss) on securities available for sale, 2009 net of tax effect	414	453	968	(646)
Change in net unrealized gain (loss) and prior service benefit on supplemental executive retirement plan, 2009 net of tax effect	(24)	96	(30)	108

Total comprehensive loss	$(11,593)	$(3,998)	$(10,919)	$(7,219)

The accompanying notes are an integral part of these consolidated financial statements.

Part I. Item 1. (continued)

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Six Months Ended June 30,
	2010	2009
Cash Flows From Operating Activities:
Net loss	$(11,857)	$(6,681)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	264	234
Provision for loan losses	5,800	10,043
Net amortization of premium on securities	311	616
Net gains on sales of securities available for sale	(403)	(1,888)
Net gains on sales of mortgage loans held for sale	(1,340)	(41)
Proceeds from sales of mortgage loans held for sale	82,472	4,178
Originations and purchases of mortgage loans held for sale	(97,655)	(9,166)
Market to market gain adjustment of loans held for sale	(53)	—
Decrease (increase) in current taxes receivable	980	(4,628)
Net amortization of deferred fees and unearned income on loans	(236)	(38)
Net (gain) loss on sales of other real estate owned	59	(2)
Write down of other real estate owned	367	269
Capitalized costs of other real estate owned	(1,488)	(1,174)
Stock-based compensation expense	64	177
Other than temporary impairment of securities	234	878
Changes in operating assets and liabilities:
Net decrease in accrued interest receivable	571	296
Net decrease (increase) in other assets	270	(150)
Net decrease in deferred taxes	8,078	271
Net decrease in accrued interest payable	(924)	(550)
Net (decrease) increase in other liabilities	(888)	1,334

Net cash used in operating activities	(15,374)	(6,022)
Cash Flows From Investing Activities:
Net increase (decrease) in interest-bearing deposits with financial institutions	902	(28,550)
Maturities of and principal payments received for securities available for sale and other stock	25,434	7,994
Purchase of securities available for sale and other stock	(107,044)	(105,385)
Proceeds from sale of securities available for sale and other stock	161,475	129,443
Proceeds from sales of other real estate owned	84	211
Net decrease in loans	56,690	5,489
Net increase in other real estate owned	(8,011)	—
Purchases of premises and equipment	(48)	(333)

Net cash provided by investing activities	129,482	8,869
Cash Flows From Financing Activities:
Net increase in deposits	12,663	110,394
Proceeds from issuances of preferred stock	2,855	—
Net decrease in borrowings	(54,979)	(62,517)

Net cash (used) provided by financing activities	(39,461)	47,877

Net increase in cash and cash equivalents	74,647	50,724
Cash and Cash Equivalents, beginning of period	141,651	107,133

Cash and Cash Equivalents, end of period	$216,298	$157,857

The accompanying notes are an integral part of these consolidated financial statements.

Part I. Item 1. (continued)

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Six Month Ended June 30,
	2010	2009
Supplementary Cash Flow Information:
Cash paid for interest on deposits and other borrowings	$10,848	$16,532

Cash paid for income taxes	$—	$—

Non-Cash Investing Activities:
Net (increase) decrease in net unrealized losses and prior year service cost on supplemental employee retirement plan, 2009 net of tax	$(30)	$108
Net decrease (increase) in net unrealized losses on securities held for sale, 2009 net of tax	$968	$(646)
Transfer into other real estate owned	$9,218	$2,756
Transfer of loans held for sale to loans held for investment	$2,176	$—
Mark to market (gain) loss adjustment of equity securities	$(70)	$8

The accompanying notes are an integral part of these consolidated financial statements.

Part I. Item 1. (continued)

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Shares and dollars in thousands)

For The Six Months Ended June 30, 2010

	Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Accumulated deficit	Accumulated other comprehensive income (loss)	Total
Balance at December 31, 2009	81	$8,050	10,435	$72,891	$(3,599)	$(2,870)	$74,472
Issuances of cumulative preferred stock	28	2,855	—	—	—	—	2,855
Stock based compensation expense	—	—	—	64	—	—	64
Comprehensive income:
Net loss	—	—	—	—	(11,857)	—	(11,857)
Change in unrealized gain on securities held for sale, net of taxes	—	—	—	—	—	968	968
Change in unrealized loss on supplemental executive retirement plan	—	—	—	—	—	(30)	(30)

Total comprehensive income	—	—					938

Balance at June 30, 2010	109	$10,905	10,435	$72,955	$(15,456)	$(1,932)	$66,472

The accompanying notes are an integral part of this consolidated financial statement.

Part I. Item 1. (continued)

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements

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

Our consolidated financial position at June 30, 2010, and the consolidated results of operations for the three and six month periods ended June 30, 2010, are not necessarily indicative of what our financial position will be as of December 31, 2010, or of the results of our operations that may be expected for the full year ending December 31, 2010.

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

Notes to Interim Consolidated Financial Statements — (Cont.-)

(Unaudited)

2. Significant Accounting Policies, Recent Accounting Pronouncements, Commitments and Contingencies (Cont.-)

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

Commitments and Contingencies

Commitments

To meet the financing needs of our customers in the normal course of business, we are a party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements. At June 30, 2010, loan commitments and letters of credit totaled $180 million and $11 million, respectively. The contractual amount of a credit-related financial instrument such as a commitment to extend credit, a credit-card arrangement or a letter of credit represents the amounts of potential accounting loss should the commitment be fully drawn upon, the customer were to default, and the value of any existing collateral securing the customer’s payment obligation become worthless.

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

Notes to Interim Consolidated Financial Statements — (Cont.-)

(Unaudited)

2. Significant Accounting Policies, Recent Accounting Pronouncements, Commitments and Contingencies (Cont.-)

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

3. Income (Loss) Per Share

Basic income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted income (loss) per share reflects the potential dilution that would occur if stock options or other contracts to issue common stock were exercised or converted into shares of common stock which would share in our earnings. For the three and six month periods ended June 30, 2010, (i) stock options to purchase 1,002,842 shares of our common stock and (ii) 1,425,283 shares of our common stock issuable on conversion of our Series A Preferred Stock, were not considered in computing diluted income (loss) per common share because they were antidilutive. For the three and six month periods ended June 30, 2009 stock options to purchase 1,151,744 shares were not considered in computing diluted earnings per common shares because they were antidilutive.

The following table illustrates our computation of basic and diluted loss for the three and six month periods ended June 30, 2010 and 2009.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except earnings per share data)	2010	2009	2010	2009
Net loss allocable to common shareholders (A)	$(12,204)	$(4,547)	$(12,286)	$(6,681)
Weighted average outstanding shares of common stock (B)	10,435	10,435	10,435	10,435
Dilutive effect of employee stock options and preferred stock	—	—	—	—

Common stock and common stock equivalents (C)	10,435	10,435	10,435	10,435

Loss per share:
Basic (A/B)	$(1.17)	$(0.44)	$(1.18)	$(0.64)
Diluted (A/C)	$(1.17)	$(0.44)	$(1.18)	$(0.64)

4. Stock-Based Employee Compensation Plans

At the Company’s 2010 Annual Meeting, the shareholders approved a 2010 Equity Incentive Plan (the “2010 Plan”), which provides for the grant of equity incentives, consisting of options, restricted shares and stock appreciation rights (“SARs”) to officers, other key employees and directors The 2010 Plan set aside, for the grant or awarding of such equity incentives, 400,000 share of our common stock, plus an additional 158,211 shares of common stock that was equal to the total of the shares that were then available for the grant of new equity incentives under our shareholder-approved 2008 and 2004 Plans (the “Previously Approved Plans”). At the same time, those 158,211 shares ceased to be issuable under the Previously Approved Plans. At June 30, 2010, there were a total of 701,713 shares available for the grant or awarding of equity incentives under the 2010 Plan.

Options to purchase a total of 1,002,842 shares of common stock granted under the Previously Approved Plans were outstanding at June 30, 2010. Those Plans had provided that, if any of the outstanding options were to expire or otherwise terminate, rather than being exercised, the shares that had been subject to those options would become available for the grant of new options under those Plans. However, the 2010 Plan provides that if any of the outstanding options granted under the Previously Approved Plans expire or are terminated for any reason, then, the number of shares that would become available

Notes to Interim Consolidated Financial Statements — (Cont.-)

(Unaudited)

4. Stock-Based Employee Compensation Plans (Cont.-)

for grants or awards of equity incentives under the 2010 Plan will be increased by an equivalent number of shares, instead of becoming available for new equity incentive grants under the Previous Plans. Accordingly, the maximum number of shares that could be issued pursuant to equity incentives under the 2010 Plan is 1,704,555 shares.

Stock options entitle the recipients to purchase common stock at a price per share that may not be less than 100% of the fair market value of the Company’s shares on the respective grant dates of the stock options. Restricted shares may be granted at such purchase prices and on such other terms, including restrictions and Company repurchase rights, as are fixed by the Compensation Committee at the time rights to purchase such restricted shares are granted. SARs entitle the recipient to receive a cash payment in an amount equal to the difference between the fair market value of the Company’s shares on the date of vesting and a “base price” (which, in most cases, will be equal to fair market value of the Company’s shares on the date of grant), subject to the right of the Company to make such payment in shares of its common stock at their then fair market value. Options, restricted shares and SARs may vest immediately or in installments over various periods generally ranging up to five years, subject to the recipient’s continued employment or service or the achievement of specified performance goals, as determined by the Compensation Committee at the time it grants or awards the options, the restricted shares or the SARs. Stock options and SARs may be granted for terms of up to 10 years after the date of grant, but will terminate sooner upon or shortly after a termination of service occurring prior to the expiration of the term of the option or SAR. The Company will become entitled to repurchase any unvested restricted shares, at the same price that was paid for the shares by the recipient, in the event of a termination of employment or service of the holder of such shares or if any performance goals specified in the award are not satisfied. To date, the Company has not granted any restricted shares or any SARs.

Under ASC 718-10, we (and other public companies in the United States) are required to recognize, in our financial statements, the fair value of the options or any restricted shares that we grant as compensation cost over their respective service periods.

The fair values of the options that were outstanding at June 30, 2010 under the 2010 Plan or the Previously Approved Plans were estimated as of their respective dates of grant using the Black-Scholes option-pricing model. For additional information regarding the Company’s stock based compensation plans, refer to Note 12—”Stock-Based Employee Compensation Plans” in the Notes to the Company’s Consolidated Financial Statements included in its Form 10-K for the year ended December 31, 2009.

The following table summarizes the weighted average assumptions used for grants in the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
Assumptions with respect to:	2010(1)	2009	2010	2009
Expected volatility	—	34%	34%	34%
Risk-free interest rate	—	2.40%	3.07%	2.40%
Expected dividends	—	0.26%	0.26%	0.26%
Expected term (years)	—	6.9	6.9	6.9
Weighted average fair value of options granted during period	$—	$1.37	$1.20	$1.39

(1)	There were no options granted during the three month period ended June 30, 2010.

Notes to Interim Consolidated Financial Statements — (Cont.-)

(Unaudited)

4. Stock-Based Employee Compensation Plans (Cont.-)

The following tables summarize the stock option activity under the Company’s 1999, 2004, 2008 and 2010 Plans during the six month periods ended June 30, 2010 and 2009, respectively.

	Six Months Ended June 30,
	2010		2009
	Number of Shares Subject to Options	Weighted- Average Exercise Price Per Share	Number of Shares Subject to Options	Weighted- Average Exercise Price Per Share
Outstanding – January 1,	1,162,744	$8.93	1,137,244	$9.31
Granted	169,122	2.97	47,000	3.56
Exercised	—	—	—	—
Forfeited/Canceled	(329,024)	7.56	(32,500)	12.36

Outstanding – June 30,	1,002,842	8.37	1,151,744	8.99

Options Exercisable – June 30,	680,367	$10.37	921,261	$9.54

There were no options exercised during the six months ended June 30, 2010 and June 30, 2009. The fair values of vested options at June 30, 2010 and 2009 were $123,342 and $219,076, respectively.

	Options Outstanding as of June 30, 2010				Options Exercisable as of June 30, 2010(1)
	Vested	Unvested	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Shares	Weighted Average Exercise Price
$ 2.97 – $5.99	46,707	294,415	$3.34	9.13	46,707	$3.49
$ 6.00 – $9.99	199,177	9,600	7.49	1.50	199,177	7.52
$10.00 – $12.99	311,100	—	11.23	3.63	311,100	11.23
$13.00 – $17.99	107,783	14,560	15.11	5.15	107,783	15.06
$18.00 – $18.84	15,600	3,900	18.06	5.59	15,600	18.06

	680,367	322,475	8.37	5.28	680,367	10.37

(1)	The weighted average remaining contractual life of the options that were exercisable as of June 30, 2010 was 3.53 years.

The aggregate intrinsic values of options that were outstanding and exercisable under the Plans at June 30, 2010, and 2009, were zero and $1,000, respectively.

A summary of the status of the unvested options as of December 31, 2009, and changes during the six month period ended June 30, 2010, are set forth in the following table.

	Number of Shares Subject to Options	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2009	207,032	$2.36
Granted	169,122	1.20
Vested	(39,379)	3.13
Forfeited/Canceled	(14,300)	3.88

Unvested at June 30, 2010	322,475	$1.59

Notes to Interim Consolidated Financial Statements — (Cont.-)

(Unaudited)

4. Stock-Based Employee Compensation Plans (Cont.-)

The aggregate amounts charged against income in relation to stock-based compensation awards were $64,000 and $79,000 net of $73,000 in taxes for the six months ended June 30, 2010 and 2009, respectively. The weighted average period over which nonvested awards are expected to be recognized was 1.57 years at June 30, 2010. The compensation expense at June 30, 2010 related to non-vested stock options is expected to be recognized in the respective amounts set forth in the table below:

Estimated Stock Based Compensation Expense
(In thousands)
Remainder of 2010	$95
For the years ending December 31,
2011	154
2012	117
2013	48
2014	5

Total	$419

5. Employee Benefit Plan

The Company has established a Supplemental Retirement Plan (“SERP”) for its Chief Executive Officer. The components of net periodic benefit cost for the SERP are set forth in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)		(In thousands)
Service cost	$47	$45	$94	$93
Interest cost	34	31	66	61
Expected return on plan assets	—	—	—	—
Amortization of prior service cost	4	4	8	8
Amortization of net actuarial loss	6	7	12	23

Net periodic SERP cost	$91	$87	$180	$185

6. Income Taxes

We record as a “deferred tax asset” on our balance sheet an amount equal to the tax credit and tax loss carryforwards and tax deductions (“tax benefits”) that we believe will be available to us to offset or reduce the amounts of our income taxes in future periods. Under applicable federal and state income tax laws and regulations, such tax benefits will expire if not used within specified periods of time. Accordingly, the ability to fully use our deferred tax asset depends on the amount of taxable income that we generate during those time periods. At least once each year, or more frequently, if warranted, we make estimates of future taxable income that we believe we are likely to generate during those future periods. If we conclude, on the basis of those estimates and the amount of the tax benefits available to us, that it is more likely than not that we will be able to fully utilize those tax benefits prior to their expiration, we recognize the deferred tax asset in full on our balance sheet. On the other hand, if we conclude on the basis of those estimates and the amount of the tax benefits available to us that it has become more likely than not that we will be unable to utilize those tax benefits in full prior to their expiration, then, we would establish (or increase any existing) valuation allowance to reduce the deferred tax asset on our balance sheet to the amount which we believe we are more likely than not to be able to utilize. Such a reduction is implemented by recognizing a non-cash charge that would have the effect of increasing the provision, or reducing any credit, for income taxes that we would otherwise have recorded in our statements of operations. The determination of whether and the extent to which we will be able to utilize our deferred tax asset involves significant management judgments and assumptions that are subject to period to period changes as a result of changes in tax laws, changes in market or economic conditions that could affect our operating results or variances between our actual operating results and our projected operating results, as wells as other factors.

Notes to Interim Consolidated Financial Statements — (Cont.-)

(Unaudited)

6. Income Taxes (Cont.-)

During the fourth quarter of 2008, we concluded that it was more likely than not that we would not generate sufficient taxable income in the foreseeable future to be able to realize our deferred tax asset in its entirety. That conclusion was based on our consideration of the relative weight of the available evidence, including the rapid deterioration in market and economic conditions, and the uncertainties regarding the duration of and how our future operating results would be affected by those conditions. As a result, we recorded a $3.0 million valuation allowance against our deferred tax asset for the portion of the tax benefits which, based on our assessment, it had become more likely than not that we would be unable to utilize prior to their expiration.

We conducted an assessment of the realizability of our deferred tax assets at June 30, 2010 and based on that and due, in part to the continued weaknesses in the economy and financial markets, we concluded that it had become more likely than not that we would be unable to utilize our remaining deferred tax assets prior to their expiration and, therefore, we recorded an additional valuation allowance against our net deferred tax asset in the amount of $10.7 million by means of a non-cash charge to income tax expense in the quarter ended June 30, 2010, in the amount of $9.0 million.

If, in the future, market and economic conditions and our financial performance were to improve and, as a result, it were to become more likely than not that we will be able to utilize a portion of the deferred tax assets with respect to which we had established that valuation allowance, then we would be able to reverse that portion of the valuation allowance, which would then become available to reduce income tax expense that we would otherwise have to record in future periods.

The Company files income tax returns with the U.S. federal government and the state of California. As of June 30, and January 1, 2010, we were subject to examination by the Internal Revenue Service with respect to our U.S. federal tax returns and the Franchise Tax Board for California, for the 2005 to 2008 tax years. We do not believe there will be any material adverse changes in our unrecognized tax benefits over the next 12 months.

Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of tax expense. We did not have any accrued interest or penalties associated with any unrecognized tax benefits, and no interest expense was recognized during the six months ended June 30, 2010 and 2009. Our effective tax rate differs from the federal statutory rate primarily due to tax free income on municipal bonds and certain non-deductible expenses recognized for financial reporting purposes and state taxes.

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

7. Fair Value Measurements (Cont.-)

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

The following table shows the recorded amounts of assets (in thousands of dollars) measured at fair value on a recurring basis.

	At June 30, 2010 (in thousands)
	Total	Level 1	Level 2	Level 3
Assets at Fair Value:
Investment securities available for sale
Mortgage backed securities issued by U.S. agencies	$77,007	$—	$77,007	$—
Municipal securities	9,505	—	9,505	—
Collateralized mortgage obligations issued by non agency	3,583	—	2,568	1,015
Asset backed securities	919	—	—	919
Mutual funds	2,320	2,320	—	—

Total assets at fair value on a recurring basis	$93,334	$2,320	$89,080	$1,934

The changes in Level 3 assets measured at fair value on a recurring basis are summarized in the following table:

Investment Securities Available for Sale
(In thousands)
Balance of recurring Level 3 instruments at January 1, 2010	$4,103
Total gains or losses (realized/unrealized):
Included in earnings-realized	—
Included in earnings-unrealized(1)	(234)
Included in other comprehensive income	1,712
Purchases	—
Sales	—
Issuances	—
Settlements	—
Transfers in and/or out of Level 3	(3,647)

Balance of Level 3 assets at June 30, 2010	$1,934

(1)	Amount reported as an other-than-temporary impairment loss in the consolidated statements of operations.

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

7. Fair Value Measurements (Cont.-)

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

Information regarding assets measured at fair value on a nonrecurring basis is set forth in the table below.

	At June 30, 2010 (in thousands)
	Total	Level 1	Level 2	Level 3
Assets at Fair Value:
Impaired loans	$54,905	$—	$34,531	$20,374
Loans held for sale	21,972	—	—	21,972
Foreclosed assets	19,701	—	19,701	—

Total	$96,578	$—	$54,232	$42,346

There were no significant transfers in or out of level 3 measurements for nonrecurring items during the six months ended June 30, 2010.

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

7. Fair Value Measurements (Cont.-)

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

Loans Held for Sale. Loans held for sale are carried at the lower of cost or market value. The fair value of loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics. As such, the Company classifies loans subjected to nonrecurring fair value adjustments as Level 3. There were no fair value adjustments related to the loans held for sale at June 30, 2010.

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

Foreclosed Assets. Foreclose assets are adjusted to the lower of cost or fair value, less estimated costs to sell, at the time the loans are transferred to foreclosed assets. Subsequently, foreclosed assets are carried at the lower of carrying value or fair value, less estimated costs to sell. Fair value is determined on the basis of independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, we record the foreclosed asset at nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, we record the foreclosed asset at nonrecurring Level 3.

Notes to Interim Consolidated Financial Statements — (Cont.-)

(Unaudited)

7. Fair Value Measurements (Cont.-)

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

Junior subordinated debentures. The fair value of the junior subordinated debentures is determined based on an analysis prepared by management, which considers the company’s own credit risk. These securities are variable rate in nature and reprice quarterly.

Commitments to Extend Credit and Standby Letters of Credit. The fair value of commitments to extend credit and standby letters of credit, are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. These fees were not material in amount either at June 30, 2010 or December 31, 2009.

The following table sets forth the estimated fair values and related carrying amounts of our financial instruments as June 30, 2010 and December 31, 2009, respectively.

	June 30, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$216,298	$216,298	$141,651	$141,651
Interest-bearing deposits with financial institutions	8,898	8,898	9,800	9,800
Federal Reserve Bank and Federal Home Loan Bank stock	13,891	13,891	14,091	14,091
Securities available for sale	93,334	93,334	170,214	170,214
Loans held for sale	21,972	21,972	7,572	7,572
Loans, net	753,116	744,191	813,194	807,707
Financial Liabilities:
Noninterest bearing deposits	162,128	162,128	183,789	183,789
Interest-bearing deposits	810,973	816,093	776,649	779,924
Borrowings	86,024	86,452	141,003	141,443
Junior subordinated debentures	17,527	17,527	17,527	17,527

Notes to Interim Consolidated Financial Statements — (Cont.-)

(Unaudited)

8. Investment Securities Available For Sale

The following table summarizes the major components of securities available for sale and compares the amortized cost, estimated fair market values of, and gross unrealized gains and losses on, such securities at June 30, 2010 and December 31, 2009:

	June 30, 2010				December 31, 2009
	Amortized Cost	Gross Unrealized		Fair Value	Amortized Cost	Gross Unrealized		Fair Value
		Gain	Loss			Gain	Loss
	(Dollars in thousands)
Securities Available for Sale
U.S. Treasury Securities	$5,023	$17	$—	$5,040	$18,040	$11	$—	$18,051
Mortgage backed securities issued by U.S. Agencies(1)	71,513	567	(113)	71,967	134,331	89	(1,651)	132,769

Total government and agencies securities	76,536	584	(113)	77,007	152,371	100	(1,651)	150,820
Municipal securities	9,812	8	(315)	9,505	10,545	13	(431)	10,127
Collateralized mortgage obligations issued by non agency(1)	3,955	—	(372)	3,583	7,094	10	(1,069)	6,035
Asset backed securities(2)	2,545	—	(1,626)	919	2,704	—	(1,732)	972
Mutual funds(3)	2,320	—	—	2,320	2,260	—	—	2,260

Total securities available for sale	$95,168	$592	$(2,426)	$93,334	$174,974	$123	$(4,883)	$170,214

(1)	Secured by closed-end first lien 1-4 family residential mortgages.

(2)	Comprised of a security that represents an interest in a pool of trust preferred securities issued by U.S.-based banks and insurance companies.

(3)	Consists primarily of mutual fund investments in closed-end first lien 1-4 family residential mortgages.

The amortized cost and estimated fair values of securities available for sale at June 30, 2010 and December 31, 2009, are shown in the table below by contractual maturities and historical prepayments based on the prior twelve months of principal payments. Expected maturities will differ from contractual maturities and historical prepayments, particularly with respect to collateralized mortgage obligations, primarily because prepayment rates are affected by changes in conditions in the interest rate market and, therefore, future prepayment rates may differ from historical prepayment rates.

	At June 30, 2010 Maturing in
(Dollars in thousands)	One year or less	Over one year through five years	Over five years through ten years	Over ten Years	Total
Securities available for sale, amortized cost	$4,579	$20,830	$15,665	$54,094	$95,168
Securities available for sale, estimated fair value	4,600	20,695	15,728	52,311	93,334
Weighted average yield	2.92%	2.83%	3.53%	3.46%	3.31%

	At December 31, 2009 Maturing in
(Dollars in thousands)	One year or less	Over one year through five years	Over five years through ten years	Over ten Years	Total
Securities available for sale, amortized cost	$29,819	$40,075	$36,000	$69,080	$174,974
Securities available for sale, estimated fair value	29,497	38,696	35,505	66,516	170,214
Weighted average yield	1.63%	3.58%	3.58%	3.49%	3.21%

The Company recognized net gains on sales of securities available for sale of $403,000 on sale proceeds of $161 million during the six months ended June 30, 2010 and $1.1 million, net of $773,000 of taxes on sale proceeds of $190 million, during the six months ended June 30, 2009.

Notes to Interim Consolidated Financial Statements — (Cont.-)

(Unaudited)

8. Investment Securities Available For Sale (Cont.-)

The table below shows, as of June 30, 2010, the gross unrealized losses and fair values of our investments, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	Securities With Unrealized Loss as of June 30, 2010
	Less than 12 months		12 months or more		Total
(Dollars In thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
US agencies and mortgage backed securities	$21,649	$(112)	$525	$(1)	$22,174	$(113)
Municipal securities	4,307	(54)	4,002	(261)	8,309	(315)
Non-agency collateralized mortgage obligations	1,136	(7)	2,447	(365)	3,583	(372)
Asset backed securities	—	—	919	(1,626)	919	(1,626)

Total temporarily impaired securities	$27,092	$(173)	$7,893	$(2,253)	$34,985	$(2,426)

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

Through the impairment assessment process, the company determined that the investments discussed below were other-than-temporarily impaired at June 30, 2010. The Company recorded impairment credit losses in earnings on available for sale securities of $200,000 and $234,000, respectively, for the three and six month periods ended June 30, 2010.

Certain of the OTTI amounts were related to credit losses and recognized into earnings, with the remainder recognized into other comprehensive loss. The table below presents the other-than-temporary impairments (in thousands of dollars) where a portion related to other factors was recognized in other comprehensive loss for the six months ended June 30, 2010:

	Gross Other than Temporary Impairments	Temporary Impairments Included in Other Comprehensive Loss	Net Other- Than Temporary Impairments Included in Earnings
Balance Beginning of Period April 1, 2010	$(1,754)	$(1,720)	$(34)
Additions for Credit and non credit Losses on Securities for which an OTTI was not previously recognized	(158)	42	(200)

Balance End of Period June 30, 2010	$(1,912)	$(1,678)	$(234)

Notes to Interim Consolidated Financial Statements — (Cont.-)

(Unaudited)

8. Investment Securities Available For Sale (Cont.-)

Non-Agency CMO

We have identified one non-agency collateralized mortgage obligation security (CUSIP 94982HAK3) that required an assessment for OTTI at June 30, 2010. This CMO is a “Super Senior Support” bond, which was originated in 2005 and issued by Wells Fargo & Company, was rated AAA by Standard & Poor’s and Aa1 by Moody’s, and had a credit support of 2.5% of the total balance at issuance. As of June 30, 2010, the security was rated BBB and Caa3 by Standard and Poor’s and Moody’s, respectively, has an approximate amortized cost of $1.1 million and an approximate fair value of $1.0 million, for a loss of $86,000. The principal collateral for this security is a pool of one-to-four family, fully amortizing residential first mortgage loans that have a fixed payment for approximately five years, after which they bear interest at variable rates with annual resets. Credit support at June 30, 2010 was approximately 5.4% and delinquencies 60 days and over totaled approximately 8.8%. Factors considered in the impairment include the rating change of the security, the current level of subordination from other CMO classes, anticipated prepayment rates, cumulative default rates and the loss severity given a default. We recognized $87,000 impairment loss with respect to this CMO, constituting a credit loss, in earnings for the three months ended June 30, 2010. The remaining loss of $86,000 on this security was recognized through other comprehensive loss. This non credit portion of OTTI is attributed to external market conditions, primarily the lack of liquidity in these securities and risks of potential additional declines in the housing market.

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

As of June 30, 2010 the book value of this security was $2.5 million with a fair value of $919,000 for an approximate unrealized loss of $1.6 million. Currently, the security has a Caa1 rating from Moody’s and BB rating from Fitch and has experienced $37.5 million in defaults (13% of total current collateral) and $39 million in payment deferrals (14% of total current collateral) from issuance to June 30, 2010. The security did not pay its scheduled second quarter interest payment. The Company is not currently accruing interest on this security. The Company estimates that the security could experience another $71.5 million in defaults before it would not receive all of its contractual cash flows. This analysis is based on the following assumptions: future default rates of 2.3%, prepayment rates of 1% until maturity, and 15% recovery of future defaults.

Impairment Losses on OTTI Securities

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)		(In thousands)
Asset Backed Security	$113	$—	$147	$—
Non Agency CMO	87	—	87	—

Total impairment loss recognized in earnings	$200	$—	$234	$—

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

Notes to Interim Consolidated Financial Statements — (Cont.-)

(Unaudited)

8. Investment Securities Available For Sale (Cont.-)

Our assessment of our ability to continue to hold impaired investment securities along with the evaluation of their future performance, as indicated by the criteria discussed above, provide the basis for us to conclude that the remainder of our impaired securities are not other-than-temporarily impaired. In assessing whether it is more likely than not that the Company will be required to sell any impaired security before its anticipated recovery, which may be at their maturity, we consider the significance of each investment, the amount of impairment, as well as the Company’s liquidity position and the impact on the Company’s capital position. As a result of its analyses, the Company determined at June 30, 2010 that the unrealized losses on its securities portfolio on which impairments have not been recognized are temporary.

9. Loans

The composition of the Company’s loan portfolio as of June 30, 2010 and December 31, 2009 is as follows:

	June 30, 2010		December 31, 2009
	Amount	Percent	Amount	Percent
	(In thousands)		(In thousands)
Commercial loans	$226,735	29.2%	$290,406	34.8%
Commercial real estate loans – owner occupied	181,756	23.4%	179,682	21.5%
Commercial real estate loans – all other	150,095	19.3%	135,152	16.2%
Residential mortgage loans – multi-family	87,858	11.3%	101,961	12.2%
Residential mortgage loans – single family	67,048	8.6%	67,023	8.0%
Construction loans	12,113	1.6%	20,443	2.6%
Land development loans	34,439	4.4%	30,042	3.6%
Consumer loans	16,917	2.2%	9,370	1.1%

Gross loans	776,961	100.0%	834,079	100.0%

Deferred fee (income) costs, net	(538)		(540)
Allowance for loan losses	(23,307)		(20,345)

Loans, net	$753,116		$813,194

Changes in the allowance for loan losses (in thousands of dollars) for the six months ended June 30, 2010 and the year ended December 31, 2009 are as follows:

	Six Months Ended June 30, 2010	Year Ended December 31, 2009
Balance, beginning of period	$20,345	$15,453
Provision for loan losses	5,800	23,673
Recoveries on loans previously charged off	1,241	357
Net, amounts charged off	(4,079)	(19,138)

Balance, end of period	$23,307	$20,345

The following table sets forth information regarding nonaccrual loans and restructured loans at June 30, 2010:

	June 30, 2010	December 31, 2009
Impaired loans:
Nonaccruing loans	$35,659	$28,092
Nonaccruing restructured loans	18,039	21,357
Accruing restructured loans	1,207	1,243
Accruing loans 90 days or more delinquent	—	6,697

Total impaired loans	$54,905	$57,389

Impaired loans less than 90 days delinquent and included in total impaired loans	$39,655	$27,408

Notes to Interim Consolidated Financial Statements — (Cont.-)

(Unaudited)

9. Loans (Cont.-)

The Company’s allowance for loan losses for June 30, 2010 and December 31, 2009 had $8.6 million of reserves to $54.9 million in impaired loans and $4.8 million of reserves to $57.4 million of impaired loans, respectively. The impaired loan balances at June 30, 2010 and December 31, 2009 with no allocated reserves totaled $28.3 million and $29.2 million respectively, due to sufficient collateral against any loan deficiency.

10. Subsequent Events

Subsequent to June 30, 2010, the Company sold and issued an additional 17,500 shares of its Series A Convertible 10% Cumulative Preferred Stock (the “Series A Shares”) in a private placement, which increased the aggregate gross proceeds to the Company from the sale of the Series A Shares in the private placement to $12.655 million.

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

The following discussion presents information about (i) our consolidated results of operations for the three and six months ended June 30, 2010 and comparisons of those results with the results of operations for the corresponding three and six month periods of 2009, and (ii) our consolidated financial condition, liquidity and capital resources at June 30, 2010. The information in the following discussion should be read in conjunction with our interim consolidated financial statements and the notes thereto included elsewhere in this Report.

Forward-Looking Information

Statements contained in this Report that are not historical facts or that discuss our expectations, beliefs or views regarding our future operations or future financial performance, or financial or other trends in our business or in the markets in which we operate, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. Often, they include words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “project,” “forecast” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could,” or “may.” The information contained in such forward-looking statements is based on current information and on assumptions that we make about future events over which we do not have control. In addition, our business and the markets in which we operate are subject to a number of risks and uncertainties. Unexpected future events and such risks and uncertainties could cause our financial condition or actual operating results in the future to differ significantly from our expected financial condition or operating results that are set forth in the forward looking statements contained in this Report and could, therefore, also affect the price performance of our shares. Certain of those risks and uncertainties are discussed below in this Item 2 of this Report, in Item 1A, entitled “Risk Factors” contained in our Annual Report on Form 10-K for our fiscal year ended December 31, 2009 (our “2009 10-K”), and in Item 1A, entitled “Risk Factors” in Part II of this Report below. Therefore, you are urged to read not only the information contained in this section of this Report, but also the risk factors that are discussed in our 2009 10-K and in this report in conjunction with your review of the following discussion regarding our results of operations for the three and six months ended, and our financial condition at, June 30, 2010.

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

Overview of Operating Results in the Three and Six Months Ended June 30, 2010

The following table sets forth information regarding the interest income that we generated, the interest expense that we incurred, our net interest income, noninterest income, noninterest expense, and our net income (loss) and net income (loss) per share for the three and six months ended June 30, 2010 and 2009, respectively.

	Three Months Ended June 30,			Six Months Ended June 30,
	2010 Amounts	2009 Amounts	Percentage Change	2010 Amounts	2009 Amounts	Percentage Change
Interest income	$12,931	$12,421	4.1%	$26,590	$25,935	2.5%
Interest expense	4,713	8,005	(41.1)%	9,925	16,126	(38.5)%

Net interest income	8,218	4,416	86.1%	16,665	9,809	69.9%
Provision for loan losses	4,600	6,592	(30.2)%	5,800	10,043	(42.2)%

Net interest income (loss) after provision for loan losses	3,618	(2,176)	266.3%	10,865	(234)	N/M
Noninterest income	1,705	660	158.3%	3,050	3,115	(2.1)%
Noninterest expense	8,346	7,878	6.0%	16,713	14,531	15.0%

Loss before income tax	(3,023)	(9,394)	67.8%	(2,798)	(11,650)	76.0%
Income tax (benefit) provision	8,960	(4,847)	284.9%	9,059	(4,969)	282.3%

Net loss	$(11,983)	$(4,547)	163.5%	$(11,857)	$(6,681)	77.5%

Cumulative undeclared dividends on preferred stock	(221)	—	N/A	(429)	—	N/A

Net loss allocable to common stockholders	(12,204)	(4,547)	168.4%	(12,286)	$(6,681)	83.9%
Net loss per diluted share	$(1.17)	$(0.44)	165.9%	$(1.18)	$(0.64)	84.4%
Weighted average number of diluted shares	10,434,665	10,434,665	—	10,434,665	10,434,665	—

As the table above indicates, from a positive standpoint:

•

Our net interest income in the three and six months ended June 30, 2010 increased by $3.8 million, or 86%, and $6.9 million, or nearly 70%, respectively, as compared to the same respective periods of 2009, due primarily to reductions in interest expense of $3.3 million, or 41%, and $6.2 million, or 38.5%, in the three and six months ended June 30, 2010.

•

We were able to reduce the provisions we made for loan losses by $2.0 million, or 30.2%, to $4.6 million and by $4.2 million, or 42.2%, to $5.8 million, respectively, in the three and six months ended June 30, 2010, primarily as a result of reductions in net loan charge-offs of $258,000 and $2.2 million, respectively, in the three and six months ended June 30, 2010.

•

Noninterest income increased by $1.0 million, or 158%, in the quarter ended June 30, 2010, due primarily to revenues generated from residential mortgage loan originations and sales; although for the six months ended June 30, 2010, non-interest income declined by $65,000, as a decline in gains on sales of securities held for sale more than offset the increase in mortgage banking revenues in that six month period.

•

Although we incurred pre-tax losses of $3.0 million and $2.8 million, respectively, in the three and six month periods of 2010, those pre-tax losses declined by $6.4 million, or nearly 68%, and by $8.9 million, or 76%, respectively in the three and six month ended June 30, 2010, from pre-tax losses of $9.4 million and $11.7 million in the same respective periods of 2009.

However, notwithstanding these improvements in our operating results, we incurred net losses of $12.0 million for both the three and six months ended June 30, 2010, as compared to net losses of $4.5 million and $6.7 million in the same respective periods of 2009 due to the recognition of a non-cash charge of $9.0 million to the provision for income taxes in this year’s second quarter to increase the valuation allowance for our deferred tax asset by $10.7 million, as a result of a determination that we made that it was no longer probable that we would be able to utilize the deferred tax asset to reduce our income taxes in the future. See “Critical Accounting Policies” and “Results of Operations—Income Tax Provision (Benefit)” below in this Section of this Report.

Due to accumulated but unpaid dividends on our Series A Convertible 10% Cumulative Preferred Stock (the “Series A Preferred Shares”) of $221,000 and $429,000, respectively, for the three and six months ended June 30, 2010, the net losses allocable to common shareholders were $12.2 million, or $1.17 per diluted common share, and $12.3 million, or $1.18 per diluted common share, respectively, in the three and six months ended June 30, 2010.

The following table indicates the improvements in our net interest margin, the return on average assets and the return on average equity that was attributable to the increases in our net interest income and the improvement in our operating results in the three and six months ended June 30, 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net interest margin(1)(2)	2.87%	1.50%	2.92%	1.70%
Return on average assets(1)	(2.04)%	(1.49)%	(2.01)%	(1.13)%
Return on average shareholders’ equity(1)	(30.60)%	(21.06)%	(31.17)%	(16.63)%

(1)	Annualized.

(2)	Net interest income expressed as a percentage of total average interest earning assets.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and general practices in the banking industry. Certain of those accounting policies are considered critical accounting policies, because they require us to make assumptions and judgments regarding circumstances or trends that could affect the value of those assets, such as, for example, assumptions regarding economic conditions or trends that could impact our ability to fully collect our loans or ultimately realize the carrying value of certain of our other assets, such as securities available for sale and our deferred tax assets. Those assumptions and judgments are made based on current information available to us regarding those economic conditions or trends or other circumstances impacting our financial results. If adverse changes were to occur in the events, trends or other circumstances on which our assumptions or judgments had been based, or other unanticipated events were to happen that might affect our operating results, under GAAP it could become necessary for us to reduce the carrying values of the affected assets on our balance sheet. In addition, because reductions in the carrying value of assets are sometime effectuated by or require charges to income, such reductions also may have the effect of reducing our income or causing us to incur losses.

Under our accounting policies, we record as a “deferred tax asset” on our balance sheet an amount equal to the tax credit and tax loss carryforwards and tax deductions (collectively, “tax benefits”) that we believe will be available to us to offset or reduce the amounts of our income taxes in future periods. Under applicable federal and state income tax laws and regulations, such tax benefits will expire if not used within specified periods of time. Accordingly, the ability to fully use our deferred tax asset depends on the amount of taxable income that we generate during those time periods.

At least once each year, or more frequently, if warranted, we make estimates of future taxable income that we believe we are likely to generate during those future periods. If we conclude, on the basis of those estimates and the amount of the tax benefits available to us, that it is more likely than not that we will be able to fully utilize those tax benefits prior to their expiration, we recognize the deferred tax asset in full on our balance sheet. On the other hand, if we conclude that it has become more likely than not that we will be unable to fully utilize those tax benefits prior to their expiration, then, we would establish (or increase any existing) valuation allowance to reduce the deferred tax asset on our balance sheet to the amount which we believe we are more likely than not to be able to utilize. Such a reduction is implemented by recognizing a non-cash charge that would have the effect of increasing the provision, or reducing any credit, for income taxes that we would otherwise have recorded in our statement of operations. The determination of whether and the extent to which we will be able to utilize our deferred tax asset involves significant management judgments and assumptions that are subject to period to period changes as a result of changes in tax laws, changes in market or economic conditions that could affect our operating results or variances between our actual operating results and our projected operating results, as wells as other factors.

Due to the continued sluggishness of the economy and market and economic conditions which indicated that the hoped-for economic recovery will be weaker than previously anticipated, we conducted an assessment of the realizability of our deferred tax asset at June 30, 2010. Based on that assessment, we concluded that it had become more likely than not that we would be unable to utilize our remaining deferred tax assets prior to their expiration and, therefore, we increased our existing valuation allowance against our deferred tax asset by means of a non-cash charge to income tax expense of $9.0 million in the quarter ended June 30, 2010.

Additional information regarding our critical accounting policies is contained in Note 6 of our unaudited interim consolidated financial statements contained elsewhere in this Report and in Item 6, entitled MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — “Critical Accounting Policies” and “Allowance for Loan Losses” and in Note 2—”Significant Accounting Policies” in the Notes to our Consolidated Financial Statements contained in Item 8, of our Annual Report on Form 10-K for the year ended December 31, 2009 and readers of this Report are urged to read Note 6 to our unaudited interim consolidated financial statements in this Report and those sections of that Annual Report.

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

The following table sets forth our interest income, interest expense and net interest income (in thousands of dollars) and our net interest margin for the three and six months ended June 30, 2010 and 2009, respectively:

	Three Months Ended June 30,			Six Months Ended June 30,
	Amount	Amount	Amount	Amount	Amount	Percent Change
	2010	2009	2010 vs. 2009	2010	2009	2010 vs. 2009
Interest income	$12,931	$12,421	4.1%	$26,590	$25,935	2.5%
Interest expense	4,713	8,005	(41.1)%	9,925	16,126	(38.5)%

Net interest income	$8,218	$4,416	86.1%	$16,665	$9,809	69.9%

Net interest margin	2.87%	1.50%		2.92%	1.70%

As the above table indicates, our net interest income increased by $3.8 million, or 86.1%, in the second quarter of 2010, and by $6.9 million, or 69.9%, in the six months ended June 30, 2010, due primarily to decreases in interest expense of $3.3 million, or 41.1%, and $6.2 million, or 38.5%, respectively, and increases in interest income of $510,000, or 4.1%, and $655,000, or 2.5%, respectively, in the three and six months period ended June 30, 2010. The declines in interest expense were primarily attributable to decreases in market rates of interest, which enabled us to reduce the interest we paid on time deposits and resulted in a lowering of the rates at which we pay interest on our borrowings. Also contributing to the decrease in interest expense was a change in the mix of deposits to a higher proportion of lower-cost core deposits and a lower proportion of higher-cost time deposits.

Due primarily to the increase in net interest income, our net interest margin increased by 137 basis points to 2.87%, and 122 basis points to 2.92%, respectively, in the three and six months ended June 30, 2010, from 1.50% and 1.70%, respectively, in the same three and six month periods of 2009. In the three and six months ended June 30, 2010, (i) the yield on interest-earning assets increased to 4.52% and 4.65%, respectively, from 4.21% and 4.50% in the same respective periods of 2009 and the average interest rate paid on interest bearing liabilities decreased to 2.01% and 2.13%, respectively, from 3.33% and 3.39% in the same respective periods of 2009.

Average Balances

Information Regarding Average Assets and Average Liabilities

The following table sets forth information regarding our average balance sheet, yields on interest earning assets, interest expense on interest-bearing liabilities, the interest rate spread and the interest rate margin for the three months ended June 30, 2010 and 2009.

	Three Months Ended June 30,
	2010			2009
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest earning assets:
Short-term investments(1)	$200,175	$132	0.26%	$204,629	$156	0.31%
Securities available for sale and stock(2)	132,745	1,074	3.25%	138,137	657	1.91%
Loans	814,009	11,725	5.78%	841,270	11,608	5.53%

Total earning assets	1,146,929	12,931	4.52%	1,184,036	12,421	4.21%
Noninterest earning assets	38,941			39,735

Total Assets	$1,185,870			$1,223,771

Interest-bearing liabilities:
Interest-bearing checking accounts	$44,708	89	0.80%	$25,900	34	0.53%
Money market and savings accounts	132,279	413	1.25%	107,903	306	1.14%
Certificates of deposit	639,615	3,617	2.27%	624,465	5,750	3.69%
Other borrowings	105,458	468	1.78%	185,852	1,750	3.78%
Junior subordinated debentures	17,682	126	2.86%	17,682	165	3.74%

Total interest-bearing liabilities	939,742	4,713	2.01%	961,802	8,005	3.33%

Noninterest-bearing liabilities	167,288			175,412

Total Liabilities	1,107,030			1,137,214
Shareholders’ equity	78,840			86,557

Total Liabilities and Shareholders’ Equity	$1,185,870			$1,223,771

Net interest income		$8,218			$4,416

Interest rate spread			2.51%			0.88%

Net interest margin			2.87%			1.50%

(1)	Short-term investments consist of federal funds sold and interest bearing deposits with financial institutions.

(2)	Stock consists of Federal Home Loan Bank Stock and Federal Reserve Bank Stock.

The following table sets forth information regarding our average balance sheet, yields on interest earning assets, interest expense on interest-bearing liabilities, the interest rate spread and the interest rate margin for the six months ended June 30, 2010 and 2009.

	Six Months Ended June 30,
	2010			2009
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest earning assets:
Short-term investments(1)	$161,699	$242	0.30%	$171,801	$245	0.29%
Securities available for sale and stock(2)	167,478	2,658	3.20%	144,601	2,097	2.92%
Loans	823,345	23,690	5.80%	846,405	23,593	5.62%

Total earning assets	1,152,522	26,590	4.65%	1,162,807	25,935	4.50%
Noninterest earning assets	38,975			37,123

Total Assets	$1,191,497			$1,199,930

Interest-bearing liabilities:
Interest-bearing checking accounts	$42,770	163	0.77%	$25,570	60	0.47%
Money market and savings accounts	128,326	808	1.27%	104,646	586	1.13%
Certificates of deposit	640,430	7,436	2.34%	604,135	11,353	3.79%
Other borrowings	112,039	1,267	2.28%	199,563	3,777	3.82%
Junior subordinated debentures	17,682	251	2.86%	17,682	350	3.98%

Total interest-bearing liabilities	941,247	9,925	2.13%	951,596	16,126	3.39%

Noninterest-bearing liabilities	173,612			167,339

Total Liabilities	1,114,859			1,118,935
Shareholders’ equity	76,638			80,995

Total Liabilities and Shareholders’ Equity	$1,191,497			$1,199,930

Net interest income		$16,665			$9,809

Interest rate spread			2.52%			1.11%

Net interest margin			2.92%			1.70%

(1)	Short-term investments consist of federal funds sold and interest bearing deposits with financial institutions.

(2)	Stock consists of Federal Home Loan Bank Stock and Federal Reserve Bank Stock.

The following table sets forth, in thousands of dollars, the changes in interest income, including loan fees, and interest paid in the three and six months ended June 30, 2010, as compared to the same respective periods of 2009, and the extent to which those changes were attributable to changes in (i) the volumes of or in the rates of interest earned on interest-earning assets and (ii) the volumes of or the rates of interest paid on our interest-bearing liabilities.

	Three Months Ended June 30, 2010 vs. 2009			Six Months Ended June 30, 2010 vs. 2009
	Increase (Decrease) due to:			Increase (Decrease) due to:
	Volume	Rate(1)	Total	Volume	Rate(1)	Total
Interest income:
Short-term investments(1)	$54	$(78)	$(24)	$(15)	$12	$(3)
Securities available for sale and stock(2)	(88)	505	417	351	210	561
Loans	(525)	642	117	(651)	748	97

Total earning assets	(559)	1,069	510	(315)	970	655
Interest expense:
Interest-bearing checking accounts	34	21	55	53	50	103
Money market and savings accounts	96	11	107	143	79	222
Certificates of deposit	1,067	(3,200)	(2,133)	647	(4,564)	(3,917)
Borrowings	(672)	(610)	(1,282)	(1,309)	(1,201)	(2,510)
Junior subordinated debentures	—	(39)	(39)	—	(99)	(99)

Total interest-bearing liabilities	525	(3,817)	(3,292)	(466)	(5,735)	(6,201)

Net interest income	$(1,084)	$4,886	$3,802	$151	$6,705	$6,856

(1)	Short-term investments consist of federal funds sold and interest bearing deposits with financial institutions.

(2)	Stock consists of Federal Home Loan Bank Stock and Federal Reserve Bank Stock.

The above table indicates that the increases in our net interest income of $3.8 million and $6.9 million in the three and six months ended June 30, 2010, respectively, were primarily attributable to increases in rate variances of $4.9 million and $6.7 million in the three and six months ended June 30, 2010, respectively. Those increases in rate variance were primarily the result of (i) decreases in interest rates paid on interest bearing liabilities of 132 basis points and 126 basis points, respectively, and (ii) increases in the average yield on our loan portfolio of 25 and 18 basis points, respectively, in the three and six months ended June 30, 2010, in each case as compared to the same respective periods of 2009.

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

The amount of the allowance for loan losses is increased periodically (i) to replenish the allowance after it has been reduced due to loan charge-offs, (ii) to reflect changes in the volume of outstanding loans, and (iii) to take account of increases in the risk of potential future loan losses due to a deterioration in the condition of borrowers or in the value of property securing non-performing loans or adverse changes in economic conditions. Increases in the allowance are made through a charge, recorded as an expense in our statement of operations, referred to as the “provision for loan losses.” Recoveries of loans previously charged-off are added back to the allowance and, therefore, have the effect of increasing the allowance and reducing the amount of the provision that might otherwise have had to be made to replenish or increase the allowance. See “—Financial Condition—Nonperforming Loans, Other Non-Performing Assets and the Allowance for Loan Losses” below in this Section of this Report.

We employ economic models that are based on bank regulatory guidelines, industry standards and our own historical loan loss experience, as well as a number of more subjective qualitative factors, to determine both the sufficiency of the allowance for loan losses and the amount of the provisions that we need to make for potential loan losses. However, those determinations involve judgments about trends in current economic conditions and other events or circumstances that can affect the ability of borrowers to meet their loan obligations to us and a weighting among the quantitative and qualitative factors we consider in determining the amount of the allowance. Moreover, the duration and anticipated effects of prevailing economic conditions or trends can be uncertain and can be affected by number of risks and circumstances that are outside of our ability to control. See the discussion below in this Section under the caption “—Financial Condition—Nonperforming Loans, Other Nonperforming Assets and the Allowance for Loan Losses”. If changes in economic or market conditions or unexpected subsequent events were to occur, or if changes were made to bank regulatory guidelines or industry standards that are used to assess the sufficiency of the allowance for loan losses, it could become necessary for us to incur additional, and possibly significant, charges to increase the allowance for loan losses, which would have the effect of reducing our income or causing us to incur losses.

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

During the three and six months ended June 30, 2010, we made provisions of $4.6 million and $5.8 million, respectively, for loan losses, as compared to $6.6 million and $10.1 million in the respective corresponding periods of 2009. Those decreases were due primarily to an 8.3% reduction in net loan charge-offs, to $2.2 million in the three months ended June 30, 2010, down from $2.4 million in the same three months ended 2009, and a 45.1% reduction in net loan charge-offs, to $2.8 million in the six months ended June 30, 2010, down from $5.1 million in the same six months ended 2009.

At June 30, 2010, the allowance for loan losses totaled $23.3 million, or 3.00% of the loans then outstanding which, despite the reduction in the provision made for loan losses in the six months ended June 30, 2010, represented increases, both in absolute dollars and as a percentage of loans outstanding, from $20.3 million, or 2.44%, of loans outstanding at December 31, 2009, and $20.4 million, or 2.46%, of the loans outstanding at June 30, 2009. That increase, at June 30, 2010, in the allowance for loan losses, both in absolute dollars and as a percentage of loans outstanding, was primarily attributable to (i) the additions made to the allowance for loan losses in the six months ended June 30, 2010, (ii) a reduction in loan charge-offs in the six months ended June 30, 2010, as compared to the first and second six months of 2009, and (iii) a reduction in total amount of loans outstanding at June 30, 2010, as compared to the total loans outstanding at December 31, 2009 and June 30, 2009, respectively.

Noninterest Income

The following table identifies the amounts (in thousands of dollars) of, and sets forth the percentage changes in, the components of noninterest income in the three and six months ended June 30, 2010, as compared to the same period of 2009.

	Three Months Ended June 30,			Six Months Ended June 30,
	Amounts		Percent Change	Amounts		Percent Change
	2010	2009	2010 vs. 2009	2010	2009	2010 vs. 2009
Service fees on deposits and other banking services	$313	$377	(17.0)%	$652	$749	(13.0)%
Mortgage banking (including net gains on sales of loans held for sale)	1,061	67	N/M	1,630	67	N/M
Net gains on sales of securities available for sale	198	4	N/M	403	1,888	(78.7)%
Net gain (loss) on sale of other real estate owned	(59)	—	N/M	(59)	2	N/M
Other than temporary impairment of securities	(200)	—	N/M	(234)	—	N/M
Other	392	212	84.9%	658	409	60.9%

Total noninterest income	$1,705	$660	158.3%	$3,050	$3,115	(2.1)%

As the table above indicates, the increase in noninterest income in the three months ended June 30, 2010, as compared to the same period of 2009, was primarily attributable to $1.0 million in revenues generated by the origination and sales of residential mortgage loans by our new mortgage banking division. In the six months ended June 30, 2010, noninterest income declined by $65,000, or 2.1%, as compared to the same period of 2009, primarily as a result of a $1.5 million, or 78.7%, decrease in net gains on sales of securities available for sale and $234,000 of other-than-temporary impairments of securities, which was largely, but not entirely, offset by an increase of nearly $1.6 million in mortgage banking revenues.

Noninterest Expense

The following table compares the amounts (in thousands of dollars) of the principal components of noninterest expense in the three and six months ended June 30, 2010 and 2009.

	Three Months Ended June 30,			Six Months Ended June 30,
	Amounts		Percent Change	Amounts		Percent Change
	2010	2009	2010 vs. 2009	2010	2009	2010 vs. 2009
Salaries and employee benefits	$3,707	$3,727	(0.5)%	$8,044	$7,385	8.9%
Occupancy expense	666	675	(1.3)%	1,347	1,356	(0.7)%
Equipment and depreciation	302	290	4.1%	657	556	18.2%
Data processing	178	223	(20.2)%	358	386	(7.3)%
Professional fees	1,067	876	21.8%	1,980	1,401	41.3%
Customer expense	79	92	(14.1)%	180	188	(4.3)%
FDIC insurance	808	926	(12.7)%	1,266	1,250	1.3%
Other real estate owned	557	232	140.1%	891	519	71.7%
Other operating expenses(1)	982	837	17.3%	1,990	1,490	33.6%

Total	$8,346	$7,878	5.9%	$16,713	$14,531	15.0%

(1)	Other operating expenses consist primarily of telephone, stationery and office supplies, regulatory expenses, customer expense, investor relations expenses, insurance premiums, postage and correspondent banking fees.

In the three months ended June 30, 2010, noninterest expenses increased by $468,000, or 6.0%, compared to the same three months of 2009. That increase was primarily the result of (i) a $325,000, or 140.1% increase in the valuation allowance for other real estate owned, and (ii) a $191,000, or 21.8%, increase in professional fees incurred in connection with the collection and foreclosures of non-performing loans and the carrying costs of the properties acquired by foreclosure, partially offset by a $118,000, or 12.7%, decrease in FDIC insurance premiums.

In the six months ended June 30, 2010 noninterest expense increased by $2.2 million, or 15%, as compared to the same six months of 2009, primarily as a result of (i) an increase in employee compensation expense of $659,000, or 8.9%, due to the addition, subsequent to June 30, 2009, of personnel for our new mortgage banking business which commenced operations in the second quarter of 2009, (ii) an increase of $579,000, or 41.3%, in professional fees incurred in connection with the collection and foreclosures of non-performing loans and in the carrying costs of the properties acquired by foreclosure, and (iii) a $372,000, or 71.7%, increase in the valuation allowance for such real properties.

A measure of our ability to control noninterest expense is our efficiency ratio, which is the ratio of noninterest expense to net revenue (net interest income plus noninterest income). As a general rule, a lower efficiency ratio indicates an ability to generate increased revenue without a commensurate increase in the staffing and equipment and third party services and, therefore, would be indicative of greater operational efficiencies. Notwithstanding the increases in noninterest expense in the three and six months ended June 30, 2010, our efficiency ratios improved to 84% and 85%, respectively, in those periods, from 155% and 112% for the corresponding three and six month periods of 2009, due primarily to the increases of $3.8 million and $6.9 million, respectively, in our net interest income in the three and six months ended June 30, 2010.

Expense Reduction Initiatives. In February 2010, we initiated a number of cost-cutting measures that are designed to improve the efficiency of our operations and reduce our noninterest expense. Those measures included a work force reduction, a freeze on salaries, elimination of a bonus program for 2010, and suspension of Company 401-K plan matching contributions. Our objective is to reduce noninterest expense by at least 8% in 2010. However, there is no assurance that we will achieve that objective, because the amount of our noninterest expense can be affected by events or conditions that are outside of our control, such as the costs of managing non-performing loans and foreclosing and reselling other real estate owned and the amount of the FDIC insurance premiums that we are required to pay.

Income Tax Provision (Benefit)

We recorded provisions for income tax expense of $9.0 million and $9.1 million, respectively, in the three and six months ended June 30, 2010, as compared to income tax benefits of $4.8 million and $5.0 million, respectively, in the three and six months ended June 30, 2009. Those increases in the income tax expense were primarily attributable to our recognition of a $9.0 million non-cash charge recorded in the quarter ended June 30, 2010 to increase the valuation allowance established for the deferred tax asset on our balance sheet due to a determination that it had become more likely, than not, that we would be unable to utilize that deferred tax asset to offset income tax expense in future periods. See Note 6 to our unaudited interim consolidated financial statements above in Item 1 above in this Report and “Critical Accounting Policies” above in this Item 2 of this Report for additional information regarding our deferred tax asset and the non-cash charge recognized to increase the related valuation allowance in the second quarter of 2010.

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

The table below sets forth information concerning our rate sensitive assets and liabilities at June 30, 2010. The assets and liabilities are classified by the earlier of maturity or repricing dates in accordance with their contractual terms. As described above, certain shortcomings are inherent in the method of analysis presented in this table.

	Three Months or Less	Over Three Through Twelve Months	Over One Year Through Five Years	Over Five Years	Non- Interest- Bearing	Total
	(Dollars in thousands)
Assets
Interest-bearing time deposits in other financial institutions	$249	$8,649	$—	$—	$—	$8,898
Investment in unconsolidated trust subsidiaries	—	—	—	682	—	682
Securities available for sale	9,778	10,539	45,303	27,714	—	93,334
Federal Reserve Bank and Federal Home Loan Bank stock	13,891	—	—	—	—	13,891
Interest bearing deposits with financial institutions	205,813	—	—	—	—	205,813
Loans held for sale, at Fair value	21,972	—	—	—	—	21,972
Loans, gross	295,979	59,681	344,055	76,708	—	776,423
Non-interest earning assets, net	—	—	—	—	27,476	27,476

Total assets	$547,682	$78,869	$389,358	$105,104	$27,476	$1,148,489

Liabilities and Shareholders’ Equity
Noninterest-bearing deposits	$—	$—	$—	$—	$162,128	$162,128
Interest-bearing deposits(1)(2)	226,125	412,443	79,301	93,104	—	810,973
Borrowings	24	23,000	63,000	—	—	86,024
Junior subordinated debentures	17,527	—	—	—	—	17,527
Other liabilities	—	—	—	—	5,365	5,365
Shareholders’ equity	—	—	—	—	66,472	66,472

Total liabilities and shareholders’ equity	$243,676	$435,443	$142,301	$93,104	$233,965	$1,148,489

Interest rate sensitivity gap	$304,006	$(356,574)	$247,057	$12,000	$206,489	$—

Cumulative interest rate sensitivity gap	$304,006	$(52,568)	$194,489	$206,489	$—	$—

Cumulative % of rate sensitive assets in maturity period	48%	55%	88%	98%	100%

Rate sensitive assets to rate sensitive liabilities and shareholders’ equity	225%	18%	274%	113%	117%

Cumulative ratio	225%	92%	124%	123%	100%

(1)	Excludes savings accounts we maintain at the Bank totaling $6.1 million and maturing within three months of June 30, 2010.

(2)	Excludes a $250,000 certificate of deposit issued to us by the Bank, which matures January 2011.

At June 30, 2010, our rate sensitive balance sheet was shown to be in a negative twelve-month gap position. This would imply that our net interest margin would decrease in the short-term if interest rates were to rise and would increase in the short-term if interest rates were to fall. However, as noted above, the extent to which our net interest margin will be impacted by changes in prevailing interests rates will depend on a number of factors, including how quickly rate sensitive assets and liabilities react to interest rate changes, the mix of our interest earning assets (loans versus other lower yielding interest earning assets, such as securities or federal funds sold) and the mix of our interest bearing deposits (between, for example, lower interest core deposits and higher cost time certificates of deposit) and our other interest-bearing liabilities.

Financial Condition

Assets

Our consolidated assets totaled $1.148 billion at June 30, 2010, which represents a $52 million decrease from our total consolidated assets of $1.201 billion at December 31, 2009. That decrease was primarily attributable to a $60 million reduction in the total loans outstanding (net of allowances) between December 31, 2009 and June 30, 2010, partially offset by an increase in cash and cash equivalents during the six months ended June 30, 2010.

The following table sets forth the composition of our interest-earning assets (in thousands of dollars) at:

	June 30, 2010	December 31, 2009
Interest-bearing deposits with financial institutions(1)	$205,813	$127,785
Interest-bearing time deposits with financial institutions	8,898	9,800
Federal Reserve Bank and Federal Home Loan Bank Stock, at cost	13,891	14,091
Securities available for sale, at fair value	93,334	170,214
Loans held for sale, at lower of cost or market	21,972	7,572
Loans (net of allowances of $23,307 and $20,345, respectively)	753,116	813,194

(1)	Includes interest-earning balances maintained at the Federal Reserve Bank of San Francisco.

Loans Held for Sale

We commenced a new mortgage banking business during the second quarter of 2009 to originate, primarily in Southern California, residential real estate mortgage loans that qualify for resale into the secondary mortgage markets. Our mortgage originations have been primarily for the financing of purchases of residential property and, to a lesser extent, refinancing of existing residential mortgage loans. In addition to conventional mortgage loans, we offer loan programs for low to moderate income families that qualify for mortgage assistance, such as the FHLB Wish Program, Homepath-financing on FNMA repossessed homes, Southern California home Financing Authority and various mortgage assistance programs in counties and cities within our branch network. The following table reflects the quarterly activity, in thousands of dollars, for the mortgage operations of the Bank.

	Quarter ended March 31, 2010	Quarter ended June 30, 2010	Year-to-date
Single family mortgage loans funded	$37,691	$61,759	$99,450
Single family mortgage loan sales	26,680	54,649	81,329
Balance End of Period	16,468	21,972	N/A

Loans held for sale are carried at the lower of cost or estimated fair value in the aggregate. Net unrealized losses on loans held for sale, if any, would be recognized through a valuation allowance established by a charge to income. As of June 30, 2010, the loans held for sale included $20.2 million of loans with interest rate lock commitments providing an effective hedge to interest rates and $1.9 million of loans pending investor commitments.

Loans

The following table sets forth, in thousands of dollars, the composition, by loan category, of our loan portfolio at June 30, 2010 and December 31, 2009, respectively:

	June 30, 2010		December 31, 2009
	Amount	Percent	Amount	Percent
Commercial loans	$226,735	29.2%	$290,406	34.8%
Commercial real estate loans – owner occupied	181,756	23.4%	179,682	21.5%
Commercial real estate loans – all other	150,095	19.3%	135,152	16.2%
Residential mortgage loans – multi- family	87,858	11.3%	101,961	12.2%
Residential mortgage loans – single-family	67,048	8.6%	67,023	8.0%
Construction loans	12,113	1.6%	20,443	2.6%
Land development loans	34,439	4.4%	30,042	3.6%
Consumer loans	16,917	2.2%	9,370	1.1%

Gross loans	776,961	100.0%	834,079	100.0%

Deferred fee (income) costs, net	(538)		(540)
Allowance for loan losses	(23,307)		(20,345)

Loans, net	$753,116		$813,194

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

The following table sets forth, in thousands of dollars, the maturity distribution of our loan portfolio (excluding consumer and residential mortgage loans) at June 30, 2010:

	June 30, 2010
	One Year or Less	Over One Year through Five Years	Over Five Years	Total
Real estate and construction loans(1)
Floating rate	$60,353	$115,271	$9,925	$185,549
Fixed rate	44,464	99,576	48,814	192,854
Commercial loans
Floating rate	25,924	225	—	26,149
Fixed rate	93,974	79,736	26,876	200,586

Total	$224,715	$294,808	$85,615	$605,138

(1)	Does not include mortgage loans on single and multi-family residences and consumer loans, which totaled $154.9 million and $16.9 million, respectively, at June 30, 2010.

Non-Performing Loans, Other Non-Performing Assets and Allowance for Loan Losses

Non-Performing Loans. Non-performing loans consist of (i) loans on non-accrual status, which include loans that have been restructured, but for which there has not been a history of past performance on debt service in accordance with the contractual terms of such loans, as restructured, and (ii) loans 90 days or more past due and still accruing interest. Generally, the accrual of interest is discontinued on a loan when principal or interest become more than 90 days past due, unless management believes the loan is adequately collateralized and the loan is in the process of collection. However, in certain instances, we may place a particular loan on non-accrual status earlier, depending on the individual circumstances involved in loan’s delinquency. When a loan is placed on non-accrual status, previously accrued but unpaid interest is reversed against current income. Subsequent collections of cash on such loans are applied as principal reductions when received, except when the ultimate collectability of principal is probable, in which case interest payments are credited to income. Non-accrual loans may be restored to accrual status when principal and interest become current and full repayment is expected. Interest income is recognized on the accrual basis for impaired loans not meeting the criteria for non-accrual.

Other Non-Performing Assets. Other non-performing assets consist of real properties that have been acquired on or in lieu of foreclosure of non-performing loans (which are commonly referred to as “other real estate owned” or “OREO”).

The following table sets forth information regarding nonaccrual loans and other real estate owned (which, together, comprise our nonperforming assets), and restructured loans, at June 30, 2010 and December 31, 2009:

	At June 30, 2010	At December 31, 2009
Nonaccrual loans:
Commercial loans	$13,532	$17,150
Commercial real estate	22,834	20,779
Residential real estate	7,671	1,358
Construction and land development	9,428	10,162
Consumer loans	233	—

Total nonaccrual loans	53,698	49,449

Other real estate owned (OREO):
Construction and land development	15,050	10,712
Commercial real estate	4,651	—

Total other real estate owned	19,701	10,712

Total nonperforming assets	$73,399	$60,161

Restructured loans:
Accruing loans	$1,207	$1,243
Nonaccruing loans (included in nonaccrual loans above)	18,039	20,114

Total Restructured Loans	$19,246	$21,357

As the above table indicates, other real estate owned increased by $9.0 million, or 83.9%, from $10.7 million to $19.7 million, and nonaccrual loans increased by $4.3 million, or 8.6%, from $49.4 million to $53.7 million, during the six months ended June 30, 2010. The increase in other real estate owned was attributable to our acquisition, by or in lieu of foreclosure, of four real properties that had collateralized loans which had previously been classified as nonaccrual loans. The $4.3 million increase in nonaccrual loans was due primarily to the filing by one of our customers of a Chapter 11 bankruptcy proceeding and we expect that, during the next three to six months, we will be acquiring, by or in lieu of foreclosure, some of the real properties that had collateralized those loans. We have established specific reserves to provide for any losses that we may incur on the real properties that were classified as other real estate owned and on the loans that were classified as nonaccrual loans during the six months ended June 30, 2010.

Loans that have been restructured remain in a non-accrual status unless and until there has been six months of satisfactory performance by the borrowers in accordance with the restructured terms of those loans, at which time the loans usually are returned to accrual status.

Information Regarding Impaired Loans. A loan is deemed impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. At June 30, 2010, there were $53.7 million of loans deemed impaired, as compared to $57.4 million at December 31, 2009. We had an average investment in impaired loans for the three months ended June 30, 2010 of $50.5 million as compared to $52.3 million for the year ended December 31, 2009. The interest that would have been earned during the three months ended June 30, 2010 had the impaired loans remained current in accordance with their original terms was $870,000.

The following table sets forth the amount of impaired loans for which there is a related allowance for credit losses determined in accordance with ASC 310-10 and the amount of that allowance and the amount of impaired loans for which there is no allowance for credit losses, at June 30, 2010 and December 31, 2009:

	June 30, 2010			December 31, 2009
	(Dollars in thousands)
Impaired Loans	Loans	Reserves for Loan Losses	% of Reserves to Loans	Loans	Reserves for Loan Losses	% of Reserves to Loans
Impaired loans with reserves	$26,578	$8,606	32.4%	$28,237	$4,779	16.9%
Impaired loans without reserves	28,327	—	—	29,152	—	—

Total impaired loans	$54,905	$8,606	15.7%	$57,389	$4,779	8.3%

Allowance for Loan Losses. The allowance for loan losses (the “Allowance”) at June 30, 2010 was $23.3 million, which represented approximately 3.00% of the loans outstanding at June 30, 2010, as compared to $20.3 million, or 2.44%, of the loans outstanding at December 31, 2009.

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

•

Trends and changes in local, regional and national economic conditions, as well as changes in industry specific conditions, and any other reasonably foreseeable events that could affect the performance or the collectability of the loans in our loan portfolios;

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

The following table compares the total amount of loans outstanding, and the allowance for loan losses, by loan category, in each case, in thousands of dollars, and certain related ratios, as of June 30, 2010 and December 31, 2009.

			Increase (Decrease)
	June 30, 2010	December 31, 2009	December 31, 2009 to June 30, 2010
Commercial loans	$226,735	$290,406	$(63,671)
Loans impaired(1)	13,788	20,910	(7,122)
Loans 90 days past due	5,588	13,158	(7,570)
Loans 30 days past due	5,742	1,127	4,615
Allowance for loan losses
General component	$8,554	$9,050	$(496)
Specific component(1)	2,396	2,069	327

Total allowance	$10,950	$11,119	$(169)
Ratio of allowance to loan category	4.83%	3.83%	(1.00)%
Real estate loans:	$419,709	$416,795	$2,914
Loans impaired(1)	28,982	20,779	8,203
Loans 90 days past due	3,834	11,230	(7,396)
Loans 30 days past due	11,174	727	10,447
Allowance for loan losses
General component	$4,400	$4,003	$397
Specific component(1)	5,193	1,965	3,228

Total allowance	$9,593	$5,968	$3,625
Ratio of allowance to loan category	2.29%	1.43%	0.86%
Construction loans and land development	$46,552	$50,485	$(3,933)
Loans impaired(1)	9,867	13,830	(3,963)
Loans 90 days past due	5,429	5,373	56
Loans 30 days past due	3,999	—	3,999
Allowance for loan losses
General component	$996	$1,702	$(706)
Specific component(1)	905	477	428

Total allowance	$1,901	$2,179	$(278)
Ratio of allowance to loan category	4.08%	4.32%	(0.24)%
Consumer loans	$83,965	$76,393	$7,572
Loans impaired(1)	2,268	1,870	398
Loans 90 days past due	853	87	766
Loans 30 days past due	335	91	244
Allowance for loan losses
General component	$751	$811	$(60)
Specific component(1)	112	268	(156)

Total allowance	$863	$1,079	$(216)
Ratio of allowance to loan category	1.03%	1.41%	(0.38)%
Total loans outstanding	$776,961	$834,079	$(57,118)
Loans impaired(1)	54,905	57,389	(2,484)
Loans 90 days past due	15,704	29,848	(14,144)
Loans 30 days past due	21,250	1,945	19,305
Allowance for loan losses
General component	$14,701	$15,566	$(865)
Specific component(1)	8,606	4,779	3,827

Total allowance	$23,307	$20,345	$2,962
Ratio of allowance to total loans outstanding	3.00%	2.44%	0.56%

(1)	Amounts in impaired loans and in specific components include nonperforming delinquent loans.

Set forth below is a summary, in thousands of dollars, of the transactions in the allowance for loan losses in the three and six months ended June 30, 2010 and the year ended December 31, 2009:

	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010	Year Ended December 31, 2009
Balance, beginning of period	$20,863	$20,345	$15,453
Provision for loan losses	4,600	5,800	23,673
Recoveries on loans previously charged off	965	1,241	357
Amounts charged off	(3,121)	(4,079)	(19,138)

Balance, end of period	$23,307	$23,307	$20,345

The table below sets forth loan delinquencies, by quarter, from June 30, 2010 to December 31, 2009.

	2010		2009
	At June 30	At March 31	At December 31	At September 30	At June 30
	(In thousands)
Loans Delinquent:
90 days or more:
Commercial loans	$5,588	$5,830	$13,158	$15,220	$8,880
Commercial real estate	3,834	9,481	10,550	10,049	11,724
Residential mortgages	853	—	767	269	346
Construction and land development loans	5,429	5,382	5,373	6,030	6,463
Consumer loans	—	—	—	—	17

	15,704	20,693	29,848	31,568	27,430

30-89 days:
Commercial loans	5,742	4,038	1,127	3,652	12,623
Commercial real estate	3,380	10,963	726	364	2,242
Residential mortgages	8,129	695	92	1,152	270
Construction and land development loans	3,999	3,228	—	2,215	—
Consumer loans	—	—	—	248	—

	21,250	18,924	1,945	7,631	15,135

Total Past Due(1):	$36,954	$39,617	$31,793	$39,199	$42,565

(1)	Past due balances include nonaccrual loans.

Although loans past due 90 days or more have been trending downward, particularly since September 30, 2009, we expect that such loans will increase during the remainder of 2010, due primarily to the filing, by one of our customers, of a Chapter 11 bankruptcy in July 2010.

Deposits

Average Balances of and Average Interest Rates Paid on Deposits.

Set forth below are the average amounts (in thousands of dollars) of, and the average rates paid on, deposits in the six months ended June 30, 2010:

	Six Months Ended June 30, 2010
	Average Balance	Average Rate
Noninterest-bearing demand deposits	$165,751	—
Interest-bearing checking accounts	42,770	0.77%
Money market and savings deposits	128,326	1.27%
Time deposits	640,430	2.34%

Average total deposits	$977,277	1.73%

Deposit Totals. Deposits totaled $973 million at June 30, 2010 as compared to $960 million at December 31, 2009 and $932 million at June 30, 2009. The following table compares the mix of our deposits, as between lower cost core deposits and higher cost time deposits, at June 30, 2010, December 31, 2009 and June 30, 2009, respectively:

	At June 30, 2010		At December 31, 2009		At June 30, 2009
	Amounts	Percent of Total Deposits	Amounts	Percent of Total Deposits	Amounts	Percent of Total Deposits
	(Dollars in thousands)
Core deposits
Non-interest bearing demand deposits	$162,128	16.7%	$183,789	19.1%	$174,154	18.7%
Savings and other interest-bearing transaction deposits	175,823	18.1%	154,968	16.2%	128,022	13.7%
Time deposits	635,150	65.2%	621,681	64.7%	629,905	67.6%

Total deposits	$973,101	100.0%	$960,438	100.0%	$932,081	100.0%

As indicated in the above table, non interest bearing demand deposit decreased to 16.7% of total deposits at June 30, 2010, from 18.7% of total deposits at June 30, 2009, while time deposits, which bear higher rates of interest than our core deposits, decreased to 65.2% of total deposits at June 30, 2010 from 67.6% of total deposits at June 30, 2009. Conversely, savings and other interest-bearing transaction deposits increased to 18.1% of total deposits at June 30, 2010, from 13.7% of total deposits at June 30, 2009. That change in the mix of deposits contributed to an improvement in our net interest income and net interest margin in this year’s second quarter as compared to the same quarter of 2009. See “—Results of Operations—Net Interest Income” above in this Section of this Report.

Set forth below, in thousands of dollars, is a maturity schedule of domestic time certificates of deposit outstanding at June 30, 2010:

	At June 30, 2010
	Certificates of Deposit Under $100,000	Certificates of Deposit of $100,000 or More
Maturities
Three months or less	$38,480	$148,068
Over three and through twelve months	74,716	291,911
Over twelve months	23,938	58,037

Total certificates of deposit	$137,134	$498,016

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

Our liquid assets, which included cash and due from banks, federal funds sold, interest earning deposits with financial institutions and unpledged securities available for sale (excluding Federal Reserve Bank and Federal Home Loan Bank stock) totaled $314 million, which represented 27% of total assets, at June 30, 2010.

Cash Flow Used in Operating Activities. We used net cash flow of $15.4 million from operating activities primarily to fund the origination of $97.7 million of mortgage loans in the six months ended June 30, 2010, partially offset by $82.5 million in proceeds on sales of mortgage loans.

Cash Flow Provided by Investing Activities. In the six months ended June 30, 2010, investing activities provided net cash of $129.5 million, primarily due to loan repayments during that period, and more significantly, $161.5 million in proceeds on sales of securities available for sale.

Cash Flow Used by Financing Activities. In the six months ended June 30, 2010, we used net cash flow of $39.5 million by financing activities due to a net decrease in borrowings of $55 million, partially offset by an increase of $12.7 million in deposits.

Ratio of Loans to Deposits. The relationship between gross loans and total deposits can provide a useful measure of a bank’s liquidity. Since repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loan-to-deposit ratio the less liquid are our assets. On the other hand, since we realize greater yields on loans than we do on investments, a lower loan-to-deposit ratio can adversely affect interest income and earnings. As a result, our goal is to achieve a loan-to-deposit ratio that appropriately balances the requirements of liquidity and the need to generate a fair return on our assets. At June 30, 2010 and December 31, 2009, the loan-to-deposit ratios were 80% and 86%, respectively. The reduction in that ratio at June 30, 2010, as compared to December 31, 2009, was primarily attributable to a decline in loan demand from qualified borrowers due, we believe, to the sluggishness of the economic recovery, and the uncertainties about the future prospects for the economy, which has led many prospective borrowers to curtail expansion and their spending and, hence, their need for loans.

Off Balance Sheet Arrangements

Loan Commitments and Standby Letters of Credit. In order to meet the financing needs of our customers, in the normal course of business we make commitments to extend credit and issue standby commercial letters of credit to or for our customers. At June 30, 2010 and December 31, 2009, we were committed to fund certain loans, including letters of credit, amounting to approximately $191 million and $184 million, respectively.

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

Contractual Obligations

Borrowings. As a source of additional funds that we have used primarily to fund loans and to purchase other interest earning assets, and to provide us with a supplemental source of liquidity, we have obtained long and short term borrowings from the Federal Home Loan Bank (the “FHLB”). As of June 30, 2010, we had $63 million of outstanding long-term borrowings, with maturities ranging from August 2011 to February 2013, and $23 million of outstanding short-term borrowings, with maturities ranging from November 2010 to December 2010 that we had obtained from the Federal Home Loan Bank. These borrowings, together with securities sold under agreements to repurchase, have a weighted-average annualized interest rate of 1.55%. By comparison, as of December 31, 2009, we had $14 million of outstanding long-term borrowings and $127 million of outstanding short-term borrowings that we had obtained from the Federal Home Loan Bank, which, together with the securities sold under agreements to repurchase, had a weighted-average annualized interest rate of 3.65%.

At June 30, 2010, U.S. agency and mortgage backed securities, U.S. Government agency securities and collateralized mortgage obligations with an aggregate fair market value of $18 million and $132 million of residential mortgage and other real estate secured loans were pledged to secure these Federal Home Loan Bank borrowings, repurchase agreements, local agency deposits, and treasury, tax and loan accounts.

The highest amount of borrowings that were outstanding at any month-end during the six months ended June 30, 2010 consisted of $132 million of borrowings from the Federal Home Loan Bank and $11.8 million of overnight borrowings in the form of securities sold under repurchase agreements. During 2009, the highest amount of borrowings outstanding at any month-end consisted of $208 million of advances from the Federal Home Loan Bank and $13 million of overnight borrowings in the form of securities sold under repurchase agreements.

Junior Subordinated Debentures. Pursuant to rulings of the Federal Reserve Board, bank holding companies are permitted to issue long term subordinated debt instruments that will, subject to certain conditions, qualify as and, therefore, augment capital for regulatory purposes. At June 30, 2010, we had outstanding approximately $17.5 million principal amount of 30-year junior subordinated floating rate debentures (the “Debentures”). The Debentures are redeemable at our option, without premium or penalty, beginning five years after their respective original issue dates, and require quarterly interest payments. Subject to certain conditions, we have the right, at our discretion, to defer those interest payments for up to five years.

Set forth below is certain information regarding the terms of the Debentures that remained outstanding as of June 30, 2010:

Original Issue Dates	Principal Amount	Interest Rates	Maturity Dates
	(In thousands)
September 2002	$7,217	LIBOR plus 3.40%	September 2032
October 2004	10,310	LIBOR plus 2.00%	October 2034

Total	$17,527

In July 2009, we entered into a Memorandum of Understanding (an “MOU”) with the FRB and the DFI. The stated objective of the MOU is to enable the Company and the Bank to maintain their financial soundness in what has been and continues to be a very difficult economic and market environment by, among other things, imposing certain restrictions on actions that would have the effect of reducing the Company’s capital or cash flows. Those restrictions include a requirement that the Company obtain prior regulatory approval to pay interest on the Debentures. During the quarter ended June 30, 2010, we were advised by the FRB that it would not approve the payments of interest on the Debentures scheduled to be made on June 24 and July 19, 2010. As a result, we exercised our right, pursuant to the terms of the Debentures, to defer those interest payments. Moreover, we may be required to exercise our deferral right with respect to subsequent interest payments on the Debentures if we are not able to obtain FRB approval to make those interest payments. Since we have the right, under the terms of the Debentures to defer interest payments, the deferral of the June and July 2010 interest payments did not, and deferrals of subsequent interest payments will not, constitute a default under or with respect to the Debentures.

Under the Federal Reserve Board rulings, the borrowings evidenced by the Debentures, which are subordinated to all of our other borrowings that are outstanding or which we may obtain in the future, are eligible (subject to certain dollar limitations) to qualify, and at June 30, 2010, $16.8 million principal amount of those Debentures then outstanding qualified, as Tier I capital for regulatory purposes. See discussion below under the subcaption “—Capital Resources-Regulatory Capital Requirements.”

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

The following is a summary of the major components of securities available for sale and a comparison of the amortized cost, estimated fair values and gross unrealized gains and losses, in thousands of dollars, as of June 30, 2010 and December 31, 2009:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
June 30, 2010
Securities Available For Sale:
US Treasury securities	$5,023	$17	$—	$5,040
Mortgage-backed securities issued by US agencies	71,513	567	(113)	71,967
Collateralized mortgage obligations issued by US agencies	—	—	—	—

Total securities issued or guaranteed by US government or US agencies	76,536	584	(113)	77,007
Municipal securities	9,812	8	(315)	9,505
Non-agency collateralized mortgage obligations	3,955	—	(372)	3,583
Asset-backed securities	2,545	—	(1,626)	919
Mutual fund	2,320	—	—	2,320

Total Securities Available For Sale	$95,168	$592	$(2,426)	$93,334

December 31, 2009
Securities Available For Sale:
US Treasury securities	$18,040	$11	$—	$18,051
US agencies and mortgage-backed securities	134,331	89	(1,651)	132,769
Collateralized mortgage obligations	—	—	—	—

Total government and agencies securities	152,371	100	(1,651)	150,820
Municipal securities	10,545	13	(431)	10,127
Non-agency collateralized mortgage obligations	7,094	10	(1,069)	6,035
Asset backed securities	2,704	—	(1,732)	972
Mutual fund	2,260	—	—	2,260

Total Securities Available For Sale	$174,974	$123	$(4,883)	$170,214

At June 30, 2010, U.S. agencies and mortgage backed securities, U.S. Government agency securities, collateralized mortgage obligations and time deposits with an aggregate fair market value of $27 million were pledged to secure Federal Home Loan Bank borrowings, repurchase agreements, local agency deposits, to secure lines of credit at our correspondent banks and treasury, tax and loan accounts.

The amortized cost, at June 30, 2010, of securities available for sale are shown, in thousands of dollars, in the following table, by contractual maturities and historical prepayments based on the prior three months of principal payments. Expected maturities will differ from contractual maturities and historical prepayments, particularly with respect to collateralized mortgage obligations, because borrowers may react to interest rate market conditions differently than the historical prepayment rates.

	June 30, 2010 Maturing in
	One year or less		Over one year through five years		Over five years through ten years		Over ten years		Total
	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield
	(Dollars in thousands)
Securities available for sale:
US Treasury securities	$—	—	$5,023	0.75%	$—	—	$—	—	$5,023	—
US agency/mortgage-backed securities	3,437	3.15%	11,776	3.39	14,317	3.47%	41,983	3.50%	71,513	3.44%
Non-agency collateralized mortgage obligations	1,143	2.80	1,711	3.48	—	—	1,101	—	3,955	3.26
Municipal securities	—	—	—	—	1,348	4.10	8,464	4.28	9,812	4.25
Asset backed securities	—	—	—	—	—	—	2,545	—	2,545	1.18
Mutual funds	—	—	2,320	4.01	—	—	—	—	2,320	3.93

Total Securities Available for sale	$4,580	3.12%	$20,830	2.83%	$15,665	3.53%	$54,093	3.46%	$95,168	3.46%

The table below shows, as of June 30, 2010, the gross unrealized losses and fair values (in thousands of dollars) of our investments, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	Securities With Unrealized Loss as of June 30, 2010
	Less than 12 months		12 months or more		Total
(Dollars In thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
US agency mortgage backed securities	$21,649	$(112)	$525	$(1)	$22,174	$(113)
Municipal securities	4,307	(54)	4,002	(261)	8,309	(315)
Non-agency collateralized mortgage obligations	1,136	(7)	2,447	(365)	3,583	(372)
Asset backed securities	—	—	920	(1,626)	920	(1,626)

Total temporarily impaired securities	$27,092	$(173)	$7,894	$(2,253)	$34,986	$(2,426)

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

The following table sets forth the capital and capital ratios of the Company (on a consolidated basis) and the Bank (on a stand-alone basis) at June 30, 2010, as compared to the respective regulatory requirements applicable to them.

			Applicable Federal Regulatory Requirement
	Actual		Capital Adequacy Purposes		To be Categorized Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total Capital to Risk Weighted Assets:
Company	$95,281	11.1%	$68,833	At least 8.0%	N/A	N/A
Bank	90,682	10.6%	68,787	At least 8.0%	$85,984	At least 10.0%
Tier 1 Capital to Risk Weighted Assets:
Company	$84,368	9.8%	$34,416	At least 4.0%	N/A	N/A
Bank	79,776	9.3%	34,394	At least 4.0%	$51,591	At least 6.0%
Tier 1 Capital to Average Assets:
Company	$84,368	7.1%	$47,394	At least 4.0%	N/A	N/A
Bank	79,776	6.8%	47,244	At least 4.0%	$59,054	At least 5.0%

At June 30, 2010 the Bank (on a stand-alone basis) continued to qualify as a well-capitalized institution, and the Company continued to exceed the minimum required capital ratios, under the capital adequacy guidelines described above.

The consolidated total capital and Tier 1 capital of the Company, at June 30, 2010, include an aggregate of $16.8 million principal amount of Junior Subordinated Debentures that we issued in 2002 and 2004. We contributed that amount to the Bank over a six year period ended December 31, 2009, thereby providing it with additional cash to fund the growth of its banking operations and, at the same time, to increase its total capital and Tier 1 capital.

Sale of Series A Convertible 10% Cumulative Preferred Stock. As previously reported in a Current Report filed with the SEC on Form 8-K dated October 6, 2009, we commenced a private placement to a limited number of accredited investors (as defined in Regulation D under the Securities Act of 1933, as amended) of a new issue of Series A Convertible 10% Cumulative Preferred Stock (the “Series A Shares”). Through August 12, 2010, we had sold a total of 126,550 Series A Shares in the private placement, generating gross proceeds to us of $12.655 million.

We are using the net proceeds from the sale of the Series A Shares for general corporate purposes, which has included a $4.5 million capital contribution by us to the Bank in order to increase its equity capital and to provide it with cash to fund additional loans and other interest-earning assets and meet working capital requirements.

Dividends cumulate on the Series A Shares at a rate of 10% per annum and, at June 30, 2010, accumulated but unpaid dividends on the Series A Shares totaled $490,000. Each outstanding Series A Share is convertible at the option of its holder, at a conversion price of $7.65 per share into 13.07 shares of our common stock (as the same may be adjusted pursuant to the anti-dilution provisions applicable to the Series A Shares). On the second anniversary of the original issue date of the Series A Shares (the “Automatic Conversion Date”), all Series A Shares then outstanding will automatically convert into common stock at the then conversion price, subject to the payment by the Company, in cash, of the accumulated, but unpaid, dividends on those Series A Shares. If, however, due to regulatory restrictions or any other reasons, the Company is unable, on the Automatic Conversion Date, to pay the accumulated, but unpaid dividends, in cash, then, the Automatic Conversion Date would be extended, and those Shares would remain outstanding and would continue to accumulate dividends, until such time as the Company is able to pay such dividends, in cash. A more detailed description of the rights, preferences and privileges of and restrictions on the Series A Shares is contained in that Current Report on Form 8-K and the foregoing summary is qualified by reference to that description.

Dividend Policy and Share Repurchase Programs. Our Board of Directors has followed the policy of retaining earnings to maintain capital and, thereby, support the growth of the Company’s banking franchise. On occasion, the Board has considered paying cash dividends out of cash generated in excess of those capital requirements and, in February 2008, the Board of Directors declared a one-time cash dividend, in the amount of $0.10 per share of common stock, that was paid on March 14, 2008 to our shareholders.

The Board also authorized share repurchase programs, in June 2005 and in October 2008, when the Board concluded that, at prevailing market prices, the Company’s shares represented an attractive investment opportunity and, therefore, that share repurchases would be a good use of Company funds. No shares were purchased under this program in the six months ended June 30, 2010.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, in connection with the filing of this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2010. Based on the evaluation, our CEO and CFO have concluded that, as of, June 30, 2010 the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to disclose in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules of the Securities and Exchange Commission and that such information is accumulated and communicated to management, including our Chief Executive and Chief Financial Officers, to allow timely decisions regarding required disclosure.

Management previously disclosed a material weakness in internal control over financial reporting in its annual report on Form 10-K for the year ended December 31, 2009 and on Form 10-Q for the quarter ended September 30, 2009, relating to our internal controls over the preparation and review of allowance for loan losses. To remediate this material weakness, management has modified its policies and procedures for assessing the adequacy of the Company’s allowance for loan losses to give greater weight to the impact that qualitative factors can reasonably be expected to have on the performance and collectability of loans in the loan portfolio. As a result of these actions, management of the Company believes this material weakness has been satisfactorily remediated as of June 30, 2010.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting except for the remediation of material weakness disclosed on Form 10-K for the year ended December 31, 2009 and on Form 10-Q for the quarter ended September 30, 2009, relating to our internal controls over the preparation and review of allowance for loan losses.

PART II

ITEM 1.	LEGAL PROCEEDINGS

James Laliberte, et al. vs. Pacific Mercantile Bank, filed in May 2003 in the California Superior Court for the County of Orange (Case No. 030007092). Information regarding this lawsuit is contained in Item 3 of Part I of our Annual Report on Form 10-K for our fiscal year ended December 31, 2009, and there have been no subsequent developments in that case since we filed that Annual Report with the SEC on April 1, 2010.

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

It may become necessary for us to raise additional capital which would dilute the ownership of our existing shareholders or to reduce the volume of our loans and other interest earning assets in order to increase our capital ratios, either of which could adversely affect the market price of our common stock.

Due primarily to concerns of bank regulatory agencies that banking institutions may incur additional losses before there is a sustained economic recovery, bank holding companies and banks are coming under increasing pressure from bank regulatory agencies to raise additional capital, even in cases of banking institutions that are categorized as adequately capitalized or well-capitalized under bank regulatory guidelines. There is no assurance that we will not be required, by our bank regulatory agencies, to sell shares to the public or in private transactions in order to raise additional capital during 2010, when the prevailing prices of our shares are at historic lows. As a result, any such sales of shares could dilute the ownership of our existing shareholders and the tangible book value of our existing shares and, thereby, adversely affect the market prices of our common stock.

Moreover, our ability to raise additional capital will depend on market and economic conditions over which we do not have control. As a result, there is no assurance that, if required, we will be able to raise additional capital in amounts sufficient to meet regulatory requirements. In that event, the banking agencies that regulate our operations could (i) require us to reduce the size of our loan portfolio by limiting the volume of new loans that we can make or by selling loans or other interest-earning assets as a means of increasing our capital ratios, or (ii) impose other restrictions on our business operations, either or both of which would adversely affect our results of operations and the market price of our shares.

The enactment of the Wall Street Reform and Consumer Protection Act poses uncertainties for our business and is likely to increase our costs of doing business in the future.

On July 21, 2010, the President signed into law the Wall Street Reform and Consumer Protection Act (the “Act”) which requires a restructuring of the bank regulatory system in the United States and will require us to make changes in our business that are likely to increase our costs. In addition, the Act presents considerable uncertainties for us, as well as other banking institutions, which will not be resolved until federal regulations are adopted to implement the Act, which will take at least one and possibly two years. As a result, it is not possible to measure or predict, with any degree of certainty, what the full impact of the Act will have on our business and our operating results in the future.

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

PACIFIC MERCANTILE BANCORP

Date: August 16, 2010	By:	/S/ NANCY A. GRAY
Nancy A. Gray, Chief Financial Officer

S-1

EXHIBIT INDEX

Exhibit No.	Description of Exhibits

Exhibit 31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

E-1