Form 10-Q
period 2010-09-30
PACIFIC MERCANTILE BANCORP
filed 2010-11-12
CIK 1109546

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

10,434,665 shares of Common Stock as of November 9, 2010

QUARTERLY REPORT ON FORM 10Q

FOR

THE QUARTER ENDED SEPTEMBER 30, 2010

i

PART I. — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands)

(Unaudited)

	September 30, 2010	December 31, 2009
ASSETS
Cash and due from banks	$11,106	$13,866
Interest bearing deposits with financial institutions	194,738	127,785

Cash and cash equivalents	205,844	141,651
Interest-bearing time deposits with financial institutions	9,043	9,800
Federal Reserve Bank and Federal Home Loan Bank Stock, at cost	13,459	14,091
Securities available for sale, at fair value	113,367	170,214
Loans held for sale, at lower of cost or market	19,151	7,572
Loans (net of allowances of $23,301 and $20,345, respectively)	738,750	813,194
Investment in unconsolidated subsidiaries	682	682
Other real estate owned	21,459	10,712
Accrued interest receivable	3,140	3,730
Premises and equipment, net	1,034	1,329
Other assets	21,748	27,661

Total assets	$1,147,677	$1,200,636

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$186,550	$183,789
Interest-bearing	768,108	776,649

Total deposits	954,658	960,438
Borrowings	101,027	141,003
Accrued interest payable	1,133	1,901
Other liabilities	5,085	5,295
Junior subordinated debentures	17,527	17,527

Total liabilities	1,079,430	1,126,164

Commitments and contingencies (Note 2)	—	—
Shareholders’ equity:
Preferred stock, no par value, 2,000,000 shares authorized, 126,550 and 80,050 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively; liquidation preference $100 per share plus accumulated dividends at September 30, 2010 and December 31, 2009	12,655	8,050
Common stock, no par value, 20,000,000 shares authorized, 10,434,665 shares issued and outstanding at September 30, 2010 and December 31, 2009	73,006	72,891
Accumulated deficit	(15,581)	(3,599)
Accumulated other comprehensive loss	(1,833)	(2,870)

Total shareholders’ equity	68,247	74,472

Total liabilities and shareholders’ equity	$1,147,677	$1,200,636

The accompanying notes are an integral part of these consolidated financial statements.

Part I. Item 1. (continued)

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except for per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Interest Income
Loans, including fees	$11,368	$11,936	$35,058	$35,529
Securities available for sale and stock	790	814	3,448	2,912
Interest bearing deposits with financial institutions	147	129	389	373

Total interest income	12,305	12,879	38,895	38,814
Interest expense
Deposits	3,822	5,701	12,229	17,699
Borrowings	564	1,794	2,082	5,922

Total interest expense	4,386	7,495	14,311	23,621

Net interest income	7,919	5,384	24,584	15,193
Provision for loan losses	1,688	3,790	7,488	13,833

Net interest income after provision for loan losses	6,231	1,594	17,096	1,360
Non-interest income
Total other than temporary impairment of securities	(139)	(787)	(2,051)	(787)
Portion of losses recognized in other comprehensive loss	(87)	704	(1,765)	704

Net impairment loss recognized in earnings	(52)	(83)	(286)	(83)
Service fees on deposits and other banking services	278	352	930	1,101
Mortgage banking (including net gains on sales of loans held for sale)	1,113	540	2,743	607
Gain on sale of securities available for sale	780	446	1,417	2,334
Net gain (loss) on sale of other real estate owned	(5)	(147)	(64)	(145)
Other	178	367	602	776

Total non-interest income	2,292	1,475	5,342	4,590
Non-interest expense
Salaries & employee benefits	3,703	4,194	11,747	11,580
Occupancy	673	682	2,020	2,038
Equipment and furniture	295	313	952	868
Data processing	156	276	514	662
Professional Fees	1,227	1,338	3,207	2,740
Customer expense	52	92	232	281
FDIC expense	1,256	683	2,522	1,933
Other real estate owned expense	439	1,170	1,330	1,689
Other operating expense	847	764	2,837	2,252

Total non-interest expense	8,648	9,512	25,361	24,043

Loss before income taxes	(125)	(6,443)	(2,923)	(18,093)
Income tax provision (benefit)	—	(2,577)	9,059	(7,546)

Net loss	$(125)	$(3,866)	$(11,982)	$(10,547)

Cumulative undeclared dividends on preferred stock	$(327)	$—	$(756)	$—

Net loss allocable to common stockholders	$(452)	$(3,866)	$(12,738)	$(10,547)

Net loss per common share
Basic	$(0.04)	$(0.37)	$(1.22)	$(1.01)
Diluted	$(0.04)	$(0.37)	$(1.22)	$(1.01)
Weighted average number of shares outstanding
Basic	10,434,665	10,434,665	10,434,665	10,434,665
Diluted	10,434,665	10,434,665	10,434,665	10,434,665

The accompanying notes are an integral part of these consolidated financial statements.

Part I. Item 1. (continued)

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net loss	$(125)	$(3,866)	$(11,982)	$(10,547)
Other comprehensive loss, net of tax:
Change in unrealized gain (loss) on securities available for sale, 2009 net of tax effect	88	140	1,057	(506)
Change in net unrealized gain (loss) and prior service benefit on supplemental executive retirement plan, 2009 net of tax effect	10	7	(20)	115

Total comprehensive loss	$(27)	$(3,719)	$(10,945)	$(10,938)

The accompanying notes are an integral part of these consolidated financial statements.

Part I. Item 1. (continued)

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash Flows From Operating Activities:
Net loss	$(11,982)	$(10,547)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	383	359
Provision for loan losses	7,488	13,833
Net amortization of premium on securities	456	1,104
Net gains on sales of securities available for sale	(1,417)	(2,334)
Net gains on sales of mortgage loans held for sale	(2,344)	(311)
Proceeds from sales of mortgage loans held for sale	144,276	28,874
Originations and purchases of mortgage loans held for sale	(154,183)	(39,058)
Market to market adjustment of loans held for sale	(55)	(166)
Decrease (increase) in current taxes receivable	980	(2,662)
Net amortization of deferred fees and unearned income on loans	(413)	(141)
Net loss on sales of other real estate owned	64	145
Write down of other real estate owned	367	1,309
Capitalized costs of other real estate owned	(1,661)	—
Stock-based compensation expense	115	252
Other than temporary impairment of securities	286	83
Changes in operating assets and liabilities:
Net (increase) decrease in accrued interest receivable	590	(216)
Net increase in other assets	(7,159)	(1,460)
Net (increase) decrease in deferred taxes	10,086	(6,129)
Net decrease in accrued interest payable	(768)	(1,221)
Net increase (decrease) in other liabilities	(182)	1,650

Net cash used in operating activities	(15,073)	(16,636)
Cash Flows From Investing Activities:
Net increase (decrease) in interest-bearing deposits with financial institutions	757	(16,602)
Maturities of and principal payments received for securities available for sale and other stock	29,103	12,037
Purchase of securities available for sale and other stock	(195,400)	(136,596)
Proceeds from sale of securities available for sale and other stock	227,466	187,681
Proceeds from sales of other real estate owned	4,857	3,160
Net (increase) decrease in loans	68,096	(2,676)
Net increase in other real estate owned	(14,374)	—
Purchases of premises and equipment	(88)	(549)

Net cash provided by investing activities	120,417	46,455
Cash Flows From Financing Activities:
Net (decrease) increase in deposits	(5,780)	35,852
Proceeds from issuances of preferred stock	4,605	—
Net decrease in borrowings	(39,976)	(81,758)

Net cash used in financing activities	(41,151)	(45,906)

Net increase (decrease) in cash and cash equivalents	64,193	(16,087)
Cash and Cash Equivalents, beginning of period	141,651	107,133

Cash and Cash Equivalents, end of period	$205,844	$91,046

The accompanying notes are an integral part of these consolidated financial statements.

Part I. Item 1. (continued)

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Month Ended September 30,
	2010	2009
Supplementary Cash Flow Information:
Cash paid for interest on deposits and other borrowings	$15,079	$24,698

Cash paid for income taxes	$—	$—

Non-Cash Investing Activities:
Net decrease (increase) in net unrealized losses and prior year service cost on supplemental employee retirement plan, net of taxes in 2009	$(20)	$115
Net decrease (increase) in net unrealized losses on securities held for sale, 2009 net of tax	$1,057	$(506)
Transfer into other real estate owned	$18,382	$2,756
Transfer of loans held for sale to loans held for investment	$2,176	$—
Mark to market (gain) loss adjustment of equity securities	$(86)	$42

The accompanying notes are an integral part of these consolidated financial statements.

Part I. Item 1. (continued)

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Shares and dollars in thousands)

(Unaudited)

For The Nine Months Ended September 30, 2010

	Preferred Stock		Common Stock			Accumulated Other
	Number of Shares	Amount	Number of Shares	Amount	Accumulated Deficit	Comprehensive Income (Loss)	Total
Balance at December 31, 2009	81	$8,050	10,435	$72,891	$(3,599)	$(2,870)	$74,472
Issuances of cumulative preferred stock	46	4,605	—	—	—	—	4,605
Stock based compensation expense	—	—	—	115	—	—	115
Comprehensive income:
Net loss	—	—	—	—	(11,982)	—	(11,982)
Change in unrealized gain on securities held for sale, net of taxes	—	—	—	—	—	1,057	1,057
Change in unrealized loss on supplemental executive retirement plan	—	—	—	—	—	(20)	(20)

Balance at September 30, 2010	127	$12,655	10,435	$73,006	$(15,581)	$(1,833)	$68,247

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

Our consolidated financial position at September 30, 2010, and the consolidated results of operations for the three and nine month periods ended September 30, 2010, are not necessarily indicative of what our financial position will be as of December 31, 2010, or of the results of our operations that may be expected for the full year ending December 31, 2010.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements (Cont-)

(Unaudited)

2.	Significant Accounting Policies, Recent Accounting Pronouncements, Commitments and Contingencies (Cont.-)

Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that could affect the reported amounts of certain of our assets, liabilities, and contingencies at the date of the financial statements and the reported amounts of our revenues and expenses during the reporting periods. For the fiscal periods covered by this Report, those estimates related primarily to our determinations of the allowance for loan losses, the fair value of securities available for sale, loans held for sale and the valuation of our deferred tax assets. If circumstances or financial trends on which those estimates were based were to change in the future or there were to occur any currently unanticipated events affecting the amounts of those estimates, our future financial position or results of operations could differ, possibly materially, from those expected at the current time.

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

Notes to Interim Consolidated Financial Statements (Cont-)

(Unaudited)

2.	Significant Accounting Policies, Recent Accounting Pronouncements, Commitments and Contingencies (Cont.-)

Commitments and Contingencies

Commitments

To meet the financing needs of our customers in the normal course of business, we are a party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements. At September 30, 2010, loan commitments and letters of credit totaled $163 million and $11 million, respectively. The contractual amount of a credit-related financial instrument such as a commitment to extend credit, a credit-card arrangement or a letter of credit represents the amounts of potential accounting loss should the commitment be fully drawn upon, the customer were to default, and the value of any existing collateral securing the customer’s payment obligation become worthless.

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

Legal Proceedings

James Laliberte, et al. vs. Pacific Mercantile Bank, filed in May 2003 in the California Superior Court for the County of Orange (Case No. 030007092). Information regarding this law suit is contained under the caption “—Commitments and Contingencies—Legal Proceeding” in, and is incorporated herein by reference to, Note 17 of Item 8 of Part II of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (the “2009 10-K”) filed with the SEC on April 1, 2010.

We also are subject to legal actions that arise from time to time in the ordinary course of our business. Currently there are no such pending legal proceedings that we believe will become material to our financial condition or results of operations.

Current Regulatory Matters

On August 31, 2010, the members of the respective Boards of Directors of Pacific Mercantile Bancorp (the “Company”) and its the wholly-owned banking subsidiary, Pacific Mercantile Bank (the “Bank”), entered into a Written Agreement (the “Agreement”) with the Federal Reserve Bank of San Francisco (the “FRB”). On the same date, the Bank consented to the issuance of a Final Order (the “Order”) by the California Department of Financial Institutions (the “DFI”). The principal purposes of the Agreement and Order, which constitute formal supervisory actions by the FRB and the DFI, are to require us to adopt and implement formal plans and take certain actions, as well as to continue to implement other measures that we previously adopted, to address the adverse consequences that the economic recession has had on the performance of our loan portfolio and our operating results, to improve our operating results, and to increase our capital to strengthen our ability to weather any further adverse conditions that might arise if the hoped-for improvement in the economy does not materialize.

The Agreement and Order contain substantially similar provisions. They require the Boards of Directors of the Company and the Bank to prepare and submit written plans to the FRB and the DFI that address the following matters: (i) strengthening board oversight of the management operations of the Bank; (ii) strengthening credit risk management practices; (iii) improving credit administration policies and procedures; (iv) improving the Bank’s position with respect to problem assets; (v) maintaining adequate reserves for loan and lease losses in accordance with applicable supervisory guidelines; (vi) improving the capital position of the Bank and, in the case of the FRB Agreement, the capital position of the Company; (vii) improving the Bank’s earnings through the formulation, adoption and implementation of a strategic plan and a budget for fiscal 2011; and (viii) submitting a satisfactory funding contingency plan for the Bank that identifies available sources of liquidity and includes a plan for dealing with adverse economic and market conditions. The Bank is also prohibited from paying dividends to the Company without the prior approval of the DFI, and the Company may not declare or pay cash dividends, repurchase any of its shares, make payments on its trust preferred securities or incur or guarantee any debt, without the prior approval of the FRB.

Under the Agreement, the Company also must submit a capital plan to the FRB that will meet with its approval and then implement that plan. Under the Order, the Bank is required to achieve a ratio of adjusted tangible shareholders’ equity to its tangible assets to 9.0% by January 31, 2011, by raising additional capital, generating earnings or reducing the Bank’s tangible assets (subject to a 15% limitation on such a reduction) or a combination thereof and, upon achieving that ratio, to thereafter maintain that ratio during the Term of the Order.

The Company and the Bank already have made progress with respect to several of these requirements, and is exploring alternatives for raising additional capital by January 31, 2011, and both the Board of Directors and management are committed to achieving all of the requirements on a timely basis.

3.	Income (Loss) Per Share

Basic income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted income (loss) per share reflects the potential dilution that would occur if stock options or other contracts to issue common stock were exercised or converted into shares of common stock which would share in our earnings. For the three and nine month periods ended September 30, 2010, (i) stock options to purchase 1,002,842 shares of our common stock and (ii) 1,425,283 shares of our common stock issuable on conversion of our Series A Preferred Stock, were not considered in computing diluted income (loss) per common share because they were antidilutive. For the three and nine month periods ended September 30, 2009 stock options to purchase 1,151,744 shares were not considered in computing diluted earnings per common shares because they were antidilutive.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements (Cont-)

(Unaudited)

3.	Income (Loss) Per Share (Cont-)

The following table illustrates our computation of basic and diluted loss for the three and nine month periods ended September 30, 2010 and 2009.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except earnings per share data)	2010	2009	2010	2009
Net loss allocable to common shareholders (A)	$(452)	$(3,866)	$(12,738)	$(10,547)
Weighted average outstanding shares of common stock (B)	10,435	10,435	10,435	10,435
Dilutive effect of employee stock options and preferred stock	—	—	—	—

Common stock and common stock equivalents (C)	10,435	10,435	10,435	10,435

Loss per share:
Basic (A/B)	$(0.04)	$(0.37)	$(1.22)	$(1.01)
Diluted (A/C)	$(0.04)	$(0.37)	$(1.22)	$(1.01)

4.	Stock-Based Employee Compensation Plans

At the Company’s 2010 Annual Meeting, held on May 25, 2010, our shareholders approved a 2010 Equity Incentive Plan (the “2010 Plan”), which provides for the grant of equity incentives, consisting of options, restricted shares and stock appreciation rights (“SARs”) to officers, other key employees and directors of the Company and the Bank. The 2010 Plan set aside, for the grant or awarding of such equity incentives, 400,000 share of our common stock, plus an additional 158,211 shares of common stock which was equal to the total of the shares that were then available for the grant of new equity incentives under our shareholder-approved 2008 and 2004 Plans (the “Previously Approved Plans”). At the same time, those 158,211 shares ceased to be issuable under the Previously Approved Plans. As a result, upon approval of the 2010 Plan by our shareholders, a total of 558,211 shares were available for the grant or awarding of equity incentives under the 2010 Plan.

Options to purchase a total of 1,143,844 shares of our common stock granted under the Previously Approved Plans were outstanding on the date the 2010 Plan was adopted. Those Plans had provided that, if any of the outstanding options were to expire or otherwise terminate, rather than being exercised, the shares that had been subject to those options would become available for the grant of new options under those Plans. However, the 2010 Plan provides that if any of the outstanding options granted under the Previously Approved Plans expire or are terminated for any reason, then, the number of shares that would become available for grants or awards of equity incentives under the 2010 Plan would be increased by an equivalent number of shares, instead of becoming available for new equity incentive grants under the Previously Approved Plans. Assuming that all of the options that were outstanding under the Previously Approved Plans on the date the 2010 Plan was adopted were to expire or be cancelled, then the maximum number of shares that could be issued pursuant to equity incentives under the 2010 Plan would be 1,704,555 shares.

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

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements (Cont-)

(Unaudited)

4.	Stock-Based Employee Compensation Plans (Cont.-)

Under ASC 718-10, we (and other public companies in the United States) are required to recognize, in our financial statements, the fair value of the options or any restricted shares that we grant as compensation cost over their respective service periods.

The fair values of the options that were outstanding at September 30, 2010 under the 2010 Plan or the Previously Approved Plans were estimated as of their respective dates of grant using the Black-Scholes option-pricing model. The table below summarizes the weighted average assumptions used to determine the fair values of the options granted during the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Assumptions with respect to:
Expected volatility	34%	34%	34%	34%
Risk-free interest rate	2.36%	2.41%	3.09%	2.41%
Expected dividends	0.26%	0.26%	0.26%	0.26%
Expected term (years)	6.9	6.9	6.9	6.9
Weighted average fair value of options granted during period	$1.36	$1.41	$1.20	$1.39

(1)	There were no options granted during the three months ended September 30, 2010.

The following tables summarize the stock option activity under the Company’s 1999, 2004, 2008 and 2010 Plans during the nine month periods ended September 30, 2010 and 2009, respectively.

	Nine Months Ended September 30,
	2010		2009
	Number of Shares Subject to Options	Weighted- Average Exercise Price Per Share	Number of Shares Subject to Options	Weighted- Average Exercise Price Per Share
Outstanding – January 1,	1,162,744	$8.93	1,137,244	$9.31
Granted	170,122	2.97	58,500	3.58
Exercised	—	—	—	—
Forfeited/Canceled	(351,724)	7.48	(40,500)	10.70

Outstanding – September 30,	981,142	8.42	1,155,244	8.97

Options Exercisable – September 30,	681,081	$10.32	930,936	$9.58

There were no options exercised during the nine months ended September 30, 2010 or the nine months ended September 30, 2009. The fair values of vested options at September 30, 2010 and 2009 were $164,378 and $272,645, respectively.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements (Cont-)

(Unaudited)

4.	Stock-Based Employee Compensation Plans (Cont.-)

The following table provides additional information regarding the vested and unvested options that were outstanding at September 30, 2010.

	Options Outstanding as of September 30, 2010				Options Exercisable as of September 30, 2010(1)
	Vested	Unvested	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Shares	Weighted Average Exercise Price
$ 2.97 – $5.99	63,121	277,001	$3.34	8.88	63,121	$3.37
$ 6.00 – $9.99	180,877	7,200	7.60	1.38	180,877	7.63
$10.00 – $12.99	311,100	—	11.23	3.38	311,100	11.23
$13.00 – $17.99	110,383	11,960	15.11	4.90	110,383	15.05
$18.00 – $18.84	15,600	3,900	18.06	5.34	15,600	18.06

	681,081	300,061	8.42	5.13	681,081	10.32

(1)	The weighted average remaining contractual life of the options that were exercisable as of September 30, 2010 was 3.55 years

The aggregate intrinsic values of options that were outstanding and exercisable under the Plans at September 30, 2010, and 2009, were $1,400 and zero, respectively.

A summary of the status of the unvested options as of December 31, 2009, and changes in the number of shares subject to and in the weighted average grant date fair values of the unvested options during the nine month period ended September 30, 2010, are set forth in the following table.

	Number of Shares Subject to Options	Weighted Average Grant Date Fair Value
Unvested at December 31, 2009	207,032	$2.36
Granted	170,122	1.20
Vested	(60,793)	2.70
Forfeited/Cancelled	(16,300)	3.64

Unvested at September 30, 2010	300,061	$1.57

The aggregate amounts of stock based compensation expense recognized in our Consolidated Statements of Operations for the nine month periods ended September 30, 2010 and 2009 were $115,000 and $148,000, net of $104,000 in taxes, respectively. At September 30, 2010, the weighted average period over which nonvested awards were expected to be recognized was 1.44 years.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements (Cont-)

(Unaudited)

4.	Stock-Based Employee Compensation Plans (Cont.-)

The following table sets forth the compensation expense which was expected to be recognized during the periods presented below in respect of non-vested stock options outstanding at September 30, 2010:

Estimated Stock Based Compensation Expense
(In thousands)
Remainder of 2010	$47
For the years ending December 31,
2011	155
2012	118
2013	49
2014	5
2015	1

$375

5.	Employee Benefit Plan

The Company has established a Supplemental Retirement Plan (“SERP”) for its Chief Executive Officer. The components of net periodic benefit cost for the SERP are set forth in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)		(In thousands)
Service cost	$48	$47	$144	$140
Interest cost	35	30	101	91
Expected return on plan assets	—	—	—	—
Amortization of prior service cost	4	3	11	11
Amortization of net actuarial loss	6	7	17	30

Net periodic SERP cost	$93	$87	$273	$272

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements (Cont-)

(Unaudited)

6.	Income Taxes

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

During the fourth quarter of 2008, we concluded that it had become more likely than not that our taxable income in the foreseeable future would not be sufficient to enable us to realize our deferred tax asset in its entirety. That conclusion was based on our consideration of the relative weight of the available evidence, including the rapid deterioration in market and economic conditions, and the uncertainties regarding the duration of and how our future operating results would be affected by those conditions. As a result, we recorded a $3.0 million valuation allowance against our deferred tax asset for the portion of the tax benefits which, based on our assessment, we were more likely, than not, to be unable to use prior to their expiration.

At June 30, 2010 we conducted an assessment of the realizability of our remaining deferred tax asset. Based on that assessment and due, in part, to continued weakness in the economy and financial markets, we concluded that it had become more likely, than not, that we would be unable to utilize our remaining tax benefits comprising our deferred tax asset prior to their expiration. Therefore, we recorded an additional valuation allowance against our net deferred tax asset in the amount of $10.7 million by means of a non-cash charge to income tax expense in the quarter ended June 30, 2010. That second quarter 2010 non-cash charge accounted for $9.0 million of the provision for income taxes recorded in our consolidated statement of operations for the nine months ended September 30, 2010.

If, in the future, market and economic conditions and our financial performance were to improve and, as a result, it were to become more likely than not that we will be able to utilize a portion of the tax benefits with respect to which we had established that valuation allowance, then we would be able to reverse that portion of the valuation allowance, which would then become available to reduce income tax expense that we would otherwise have to record in future periods.

The Company files income tax returns with the U.S. federal government and the state of California. As of September 30, and January 1, 2010, we were subject to examination by the Internal Revenue Service with respect to our U.S. federal tax returns and the Franchise Tax Board for California, for the 2005 to 2008 tax years. We do not believe there will be any material adverse changes in our unrecognized tax benefits over the next 12 months.

Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of tax expense. We did not have any accrued interest or penalties associated with any unrecognized tax benefits, and no interest expense was recognized during the nine months ended September 30, 2010 and 2009. Our effective tax rate differs from the federal statutory rate primarily due to tax free income on municipal bonds and certain non-deductible expenses recognized for financial reporting purposes and state taxes.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements (Cont-)

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

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements (Cont-)

(Unaudited)

7.	Fair Value Measurements (Cont-)

The following table shows the recorded amounts of assets (in thousands of dollars) measured at fair value on a recurring basis.

	At September 30, 2010 (in thousands)
	Total	Level 1	Level 2	Level 3
Assets at Fair Value:
Investment securities available for sale
Mortgage backed securities issued by U.S. agencies	$99,268	$—	$99,268	$—
Municipal securities	6,482	—	6,482	—
Collateralized mortgage obligations issued by non agency	3,496	—	2,587	909
Asset backed securities	785	—	—	785
Mutual funds	3,336	3,336	—	—

Total assets at fair value on a recurring basis	$113,367	$3,336	$108,337	$1,694

The changes in Level 3 assets measured at fair value on a recurring basis are summarized in the following table:

Investment Securities Available for Sale
(In thousands)
Balance of recurring Level 3 instruments at January 1, 2010	$4,103
Total gains or losses (realized/unrealized)
Included in earnings realized	—
Included in earnings unrealized(1)	(286)
Included in other comprehensive income	1,765
Purchases	—
Sales	—
Issuances	—
Settlements	—
Transfers in/or out of Level 3	(3,888)

Balance of Level 3 assets at September 30, 2010	$1,694

(1)	Amount reported as an other-than-temporary impairment loss in the consolidated statements of operations.

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

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements (Cont-)

(Unaudited)

7.	Fair Value Measurements (Cont-)

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

Information regarding assets measured at fair value on a nonrecurring basis is set forth in the table below.

	At September 30, 2010 (in thousands)
	Total	Level 1	Level 2	Level 3
Assets at Fair Value:
Impaired loans	$44,895	$—	$30,807	$14,088
Loans held for sale	19,151	—	—	19,151
Foreclosed assets	21,459	—	21,459	—

Total	$85,505	$—	$52,266	$33,239

There were no significant transfers in or out of level 3 measurements for nonrecurring items during the nine months ended September 30, 2010.

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

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements (Cont-)

(Unaudited)

7.	Fair Value Measurements (Cont-)

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

Loans Held for Sale. Loans held for sale are carried at the lower of cost or market value. The fair value of loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics. As such, the Company classifies loans subjected to nonrecurring fair value adjustments as Level 3. There were no fair value adjustments related to the loans held for sale at September 30, 2010.

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

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements (Cont-)

(Unaudited)

7.	Fair Value Measurements (Cont-)

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

Commitments to Extend Credit and Standby Letters of Credit. The fair value of commitments to extend credit and standby letters of credit, are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. These fees were not material in amount either at September 30, 2010 or December 31, 2009.

The following table sets forth the estimated fair values and related carrying amounts of our financial instruments as September 30, 2010 and December 31, 2009, respectively.

	September 30, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$205,844	$205,844	$141,651	$141,651
Interest-bearing deposits with financial institutions	9,043	9,043	9,800	9,800
Federal Reserve Bank and Federal Home Loan Bank stock	13,459	13,459	14,091	14,091
Securities available for sale	113,367	113,367	170,214	170,214
Loans held for sale	19,151	19,151	7,572	7,572
Loans, net	738,750	732,335	813,194	807,707
Financial Liabilities:
Noninterest bearing deposits	186,550	186,550	183,789	183,789
Interest-bearing deposits	768,108	772,022	776,649	779,924
Borrowings	101,027	101,229	141,003	141,443
Junior subordinated debentures	17,527	17,527	17,527	17,527

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements (Cont-)

(Unaudited)

8.	Investment Securities Available For Sale

The following table summarizes the major components of securities available for sale and compares the amortized cost, estimated fair market values of, and gross unrealized gains and losses on, such securities at September 30, 2010 and December 31, 2009:

	September 30, 2010				December 31, 2009
	Amortized	Gross Unrealized		Fair	Amortized	Gross Unrealized		Fair
	Cost	Gain	Loss	Value	Cost	Gain	Loss	Value
	(Dollars in thousands)
Securities Available for Sale
U.S. Treasury Securities	$5,020	$29	$—	$5,049	$18,040	$11	$—	$18,051
Mortgage backed securities issued by U.S. Agencies(1)	94,210	173	(164)	94,219	134,331	89	(1,651)	132,769

Total government and agencies securities	99,230	202	(164)	99,268	152,371	100	(1,651)	150,820
Municipal securities	6,389	103	(10)	6,482	10,545	13	(431)	10,127
Collateralized mortgage obligations issued by non agency(1)	3,665	29	(198)	3,496	7,094	10	(1,069)	6,035
Asset backed securities(2)	2,493	—	(1,708)	785	2,704	—	(1,732)	972
Mutual funds(3)	3,336	—	—	3,336	2,260	—	—	2,260

Total securities available for sale	$115,113	$334	$(2,080)	$113,367	$174,974	$123	$(4,883)	$170,214

(1)	Secured by closed-end first lien 1-4 family residential mortgages.
(2)	Comprised of a security that represents an interest in a pool of trust preferred securities issued by U.S.-based banks and insurance companies.
(3)	Consists primarily of mutual fund investments in closed-end first lien 1-4 family residential mortgages.

The amortized cost and estimated fair values of securities available for sale at September 30, 2010 and December 31, 2009, are shown in the table below by contractual maturities and historical prepayments based on the prior twelve months of principal payments. Expected maturities will differ from contractual maturities and historical prepayments, particularly with respect to collateralized mortgage obligations, primarily because prepayment rates are affected by changes in conditions in the interest rate market and, therefore, future prepayment rates may differ from historical prepayment rates.

	At September 30, 2010 Maturing in
(Dollars in thousands)	One year or less	Over one year through five years	Over five years through ten years	Over ten Years	Total
Securities available for sale, amortized cost	$9,492	$20,481	$18,605	$66,535	$115,113
Securities available for sale, estimated fair value	9,534	20,539	18,485	64,809	113,367
Weighted average yield	2.90%	2.28%	3.05%	2.94%	2.84%

	At December 31, 2009 Maturing in
(Dollars in thousands)	One year or less	Over one year through five years	Over five years through ten years	Over ten Years	Total
Securities available for sale, amortized cost	$29,819	$40,075	$36,000	$69,080	$174,974
Securities available for sale, estimated fair value	29,497	38,696	35,505	66,516	170,214
Weighted average yield	1.63%	3.58%	3.58%	3.49%	3.21%

The Company recognized net gains on sales of securities available for sale of $1.4 million on sale proceeds of $228 million during the nine months ended September 30, 2010 and $1.4 million, net of $980,000 of taxes on sale proceeds of $188 million, during the nine months ended September 30, 2009.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements (Cont-)

(Unaudited)

8.	Investment Securities Available For Sale (Cont-)

The table below shows, as of September 30, 2010, the gross unrealized losses and fair values of our investments, in thousands of dollars, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	Securities with Unrealized Loss at September 30, 2010
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
US agencies and mortgage backed securities	$37,509	$(160)	$484	$(4)	$37,993	$(164)
Municipal securities	—	—	460	(10)	460	(10)
Non-agency collateralized mortgage obligations	—	—	2,444	(198)	2,444	(198)
Asset backed securities	—	—	785	(1,708)	785	(1,708)

Total temporarily impaired securities	$37,509	$(160)	$4,173	$(1,920)	$41,682	$(2,080)

Impairment exists when the fair value of the security is less than its cost. The company performs a quarterly assessment of its securities that have an unrealized loss to determine whether the decline in fair value of these securities below their cost is other-than-temporary.

Effective April 1, 2009 we adopted ASC 321-10 and, as a result, we recognize other-than-temporary impairments (“OTTI”) for our available-for-sale debt securities in accordance with ASC 321-10. Therefore, when there are credit losses associated with an impaired debt security, but we have no intention to sell, and it is more likely than not that we will not have to sell, the security before recovery of its cost basis, we will separate the amount of impairment into the amount that is credit related and the amount that is related to non-credit factors. The credit-related impairment is recognized in net gain on the sale of securities in our consolidated statements of operations. Any non-credit-related impairment is recognized and reflected in other comprehensive income (loss).

Through the impairment assessment process, we determined that the investments discussed below were other-than-temporarily impaired at September 30, 2010. We recorded in our consolidated statements of operations for the three and nine months ended September 30, 2010 impairment credit losses on available for sale securities of $52,000 and $286,000, respectively.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements (Cont-)

(Unaudited)

8.	Investment Securities Available For Sale (Cont-)

Certain OTTI amounts were related to credit losses and recognized in our consolidated statement of operations, with the remainder recognized as part of other comprehensive loss. The table below presents information regarding other-than-temporary impairments (in thousands of dollars) for the three months ended September 30, 2010:

	Gross Other than Temporary Impairments	Temporary Impairments Included in Other Comprehensive Loss	Net Other- Than Temporary Impairments Included in Earnings
Balance at July 1, 2010	$(1,912)	$(1,678)	$(234)
Additions for credit and non credit losses on securities for which an OTTI was not previously recognized	(139)	(87)	(52)

Balance at September 30, 2010	$(2,051)	$(1,765)	$(286)

Non-Agency CMO

We have identified one non-agency collateralized mortgage obligation security (CUSIP 94982HAK3) that required an assessment for OTTI at September 30, 2010. This CMO is a “Super Senior Support” bond, which was originated in 2005 and issued by Wells Fargo & Company, was rated AAA by Standard & Poor’s and Aa1 by Moody’s, and had a credit support of 2.5% of the total balance at issuance. As of September 30, 2010, the security was rated BBB and Caa3 by Standard and Poor’s and Moody’s, respectively, has an approximate amortized cost of $967,000 and an approximate fair value of $909,000, for a loss of $57,000. The principal collateral for this security is a pool of one-to-four family, fully amortizing residential first mortgage loans that have a fixed payment for approximately five years, after which they bear interest at variable rates with annual resets. Credit support at September 30, 2010 was approximately 5.5% and delinquencies 60 days and over totaled approximately 5.6%. Factors considered in the impairment include the rating change of the security, the current level of subordination from other CMO classes, anticipated prepayment rates, cumulative default rates and the loss severity given a default. For the three months ended September 30, 2010, there was no impairment for this security, We recognized $87,000 impairment loss with respect to this CMO, constituting a credit loss, in earnings for the nine months ended September 30, 2010. This non credit portion of OTTI is attributed to external market conditions, primarily the lack of liquidity in these securities and risks of potential additional declines in the housing market.

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

As of September 30, 2010 the book value of this security was $2.5 million with a fair value of $785,000 for an approximate unrealized loss of $1.7 million. Currently, the security has a Ca1 rating from Moody’s and CC rating from Fitch and has experienced $42.5 million in defaults (12% of total current collateral) and $39 million in payment deferrals (11% of total current collateral) from issuance to September 30, 2010. The security did not pay its scheduled third quarter interest payment. The Company is not currently accruing interest on this security. The Company estimates that the security could experience another $70 million in defaults before it would not receive all of its contractual cash flows.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements (Cont-)

(Unaudited)

8.	Investment Securities Available For Sale (Cont-)

This analysis is based on the following assumptions: future default rates of 2.2%, prepayment rates of 1% until maturity, and 15% recovery of future defaults. We recognized $52,000 impairment loss with respect to this security, constituting a credit loss, in earnings, for the three months ended September 30, 2010. The remaining loss of $1.7 million in this security was recognized through other comprehensive loss.

Impairment Losses on OTTI Securities

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)		(In thousands)
Asset Backed Security	$52	$—	$199	$—
Non Agency CMO	—	83	87	83

Total impairment loss recognized in earnings	$52	$83	$286	$83

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

Our assessment of our ability to continue to hold impaired investment securities, along with the evaluation of their future performance, as indicated by the criteria discussed above, provided the basis for our conclusion that, at September 30, 2010, the remainder of our impaired securities were not other-than-temporarily impaired. In assessing whether it is more likely than not that the Company will be required to sell any impaired security before its anticipated recovery, which may be at its maturity, we consider the amount of impairment, as well as the significance of each investment to our liquidity position and its impact on our capital position. As a result of our analyses, we determined that, at September 30, 2010, the unrealized losses on our securities portfolio on which impairments have not been recognized are temporary.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements (Cont-)

(Unaudited)

9.	Loans

The composition of the Company’s loan portfolio as of September 30, 2010 and December 31, 2009 was as follows:

	September 30, 2010		December 31, 2009
	Amount	Percent	Amount	Percent
	(In thousands)		(In thousands)
Commercial loans	$224,421	29.4%	$290,406	34.8%
Commercial real estate loans – owner occupied	175,712	23.0%	179,682	21.5%
Commercial real estate loans – all other	140,400	18.4%	135,152	16.2%
Residential mortgage loans – multi-family	90,658	11.9%	101,961	12.2%
Residential mortgage loans – single family	74,290	9.7%	67,023	8.0%
Construction loans	5,024	0.7%	20,443	2.6%
Land development loans	34,049	4.5%	30,042	3.6%
Consumer loans	18,147	2.4%	9,370	1.1%

Gross loans	762,701	100.0%	834,079	100.0%

Deferred fee (income) costs, net	(650)		(540)
Allowance for loan losses	(23,301)		(20,345)

Loans, net	$738,750		$813,194

Changes in the allowance for loan losses (in thousands of dollars) for the nine months ended September 30, 2010 and the year ended December 31, 2009 are as follows:

	Nine Months Ended September 30, 2010	Year Ended December 31, 2009
Balance, beginning of period	$20,345	$15,453
Provision for loan losses	7,488	23,673
Recoveries on loans previously charged off	2,086	357
Net, amounts charged off	(6,618)	(19,138)

Balance, end of period	$23,301	$20,345

The following table sets forth information regarding nonaccrual loans and restructured loans at September 30, 2010:

	September 30, 2010	December 31, 2009
Impaired loans:
Nonaccruing loans	$28,262	$28,092
Nonaccruing restructured loans	15,433	21,357
Accruing restructured loans	1,200	1,243
Accruing loans 90 days or more delinquent	—	6,697

Total impaired loans	$44,895	$57,389

Impaired loans less than 90 days delinquent and included in total impaired loans	$19,098	$27,408

Our allowance for loan losses included $9.7 million of reserves for $44.9 million of impaired loans at September 30, 2010 and $4.8 million of reserves for $57.4 million of impaired loans at December 31, 2009. The impaired loan balances for which no reserves had been allocated totaled $19.6 million and $29.2 million at September 30, 2010 and December 30, 2009, respectively, based on our conclusion that those loans were sufficiently collateralized to offset any charge-offs or write-downs of those loans.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Pacific Mercantile Bancorp is a bank holding company that owns all of the stock of Pacific Mercantile Bank (the “Bank”), which is a commercial bank that provides a full range of banking services to small and medium-size businesses and to professionals and the general public in Orange, Los Angeles, San Bernardino and San Diego counties, in Southern California. Substantially all of our operations are conducted and substantially all of our assets are owned by the Bank, which accounts for substantially all of our consolidated revenues, expenses and operating income. For ease of reference we will sometimes refer to Pacific Mercantile Bancorp as the “Company” or “we”, “us” or “our”.

The following discussion presents information about (i) our consolidated results of operations for the three and nine months ended September 30, 2010 and comparisons of those results with the results of operations for the corresponding three and nine month periods of 2009, and (ii) our consolidated financial condition, liquidity and capital resources at September 30, 2010. The information in the following discussion should be read in conjunction with our interim consolidated financial statements and the notes thereto included elsewhere in this Report.

Forward-Looking Information

Statements contained in this Report that are not historical facts or that discuss our expectations, beliefs or views regarding our future operations or future financial performance, or financial or other trends in our business or in the markets in which we operate, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. Often, they include words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “project,” “forecast” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could,” or “may.” The information contained in such forward-looking statements is based on current information and on assumptions that we make about future events over which we do not have control. In addition, our business and the markets in which we operate are subject to a number of risks and uncertainties. Unexpected future events and such risks and uncertainties could cause our financial condition or actual operating results in the future to differ significantly from our expected financial condition or operating results that are set forth in the forward looking statements contained in this Report and could, therefore, also affect the price performance of our shares. Certain of those risks and uncertainties are discussed below in this Item 2 of this Report, in Item 1A, entitled “Risk Factors” contained in our Annual Report on Form 10-K for our fiscal year ended December 31, 2009 (our “2009 10-K”), and in Item 1A, entitled “Risk Factors” in Part II of this Report below. Therefore, you are urged to read not only the information contained in this section of this Report, but also the risk factors that are discussed in our 2009 10-K and in this report in conjunction with your review of the following discussion regarding our results of operations for the three and nine months ended, and our financial condition at, September 30, 2010.

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

Overview of Operating Results in the Three and Nine Months Ended September 30, 2010

The following table sets forth information regarding the interest income that we generated, the interest expense that we incurred, our net interest income, noninterest income, noninterest expense, and our net income (loss) and net income (loss) per share for the three and nine months ended September 30, 2010 and 2009, respectively.

	Three Months Ended September 30			Nine Months Ended September 30
	Amount	Amount	Percent Change	Amount	Amount	Percent Change
	2010	2009	2010 vs. 2009	2010	2009	2010 vs. 2009
Interest income	$12,305	$12,879	(4.5)%	$38,895	$38,814	0.2%
Interest expense	4,386	7,495	(41.5)%	14,311	23,621	(39.4)%

Net interest income	7,919	5,384	47.1%	24,584	15,193	61.8%
Provision for loan losses	1,688	3,790	(55.5)%	7,488	13,833	(45.9)%

Net interest income after provision for loan losses	6,231	1,594	290.9%	17,096	1,360	N/M
Noninterest income	2,292	1,475	55.4%	5,342	4,590	16.4%
Noninterest expense	8,648	9,512	(9.1)%	25,361	24,043	5.5%

Loss before income tax	(125)	(6,443)	98.1%	(2,923)	(18,093)	83.8%
Income tax (benefit) provision	—	(2,577)	N/A	9,059	(7,546)	220.1%

Net loss	$(125)	$(3,866)	96.8%	$(11,982)	$(10,547)	(13.6)%

Cumulative undeclared dividends on preferred stock	(327)	—	N/A	(756)	—	N/M

Net loss allocable to common stockholders	(452)	(3,866)	88.3%	(12,738)	(10,547)	(20.8)%
Net loss per diluted share	$(0.04)	$(0.37)	89.2%	$(1.22)	$(1.01)	(20.8)%
Weighted average number of diluted shares	10,434,665	10,434,665	—	10,434,665	10,434,665	—

As the above table indicates, during the three months ended September 30, 2010:

•	Net interest income increased by $2.5 million, or 47%, to $7.9 million from $5.4 million in the three months ended September 30, 2009.

•

We were able to reduce the provision we made for loan losses by $2.1 million, or 56%, to $1.7 million from nearly $3.8 million for the same three months of 2009, due primarily to a decline in net loan charge-offs.

•	Accordingly, our net interest income, after the provision for loan losses, increased by $4.6 million, or 291%, to $6.2 million from $1.6 million in the same three months of 2009.

•

Our non-interest income increased by $817,000, or 55%, to $2.3 million from $1.5 million in the three months ended September 30, 2009, due primarily to an increase in our mortgage banking revenues and, to a lesser extent, an increase in gains on sales of securities.

•

We reduced our non-interest expense by $864,000, or 9.1%, to $8.6 million from $9.5 million in the same three months of 2009, due primarily to decreases in compensation expense and in other real estate owned (“OREO”) expense, which more than offset a $573,000 increase in FDIC deposit insurance premiums.

•	Our efficiency ratio improved to 84.7%, from 139% in the same three months of 2009, due to the combination of the increases in our revenues and the reduction in our non-interest expense.

•

Due to the above described improvements, we reduced our net loss by $3.8 million, or 97%, to $125,000, or $0.04 per diluted common share, from $3.9 million, or $0.37 per diluted common share, in the same three months of 2009.

•

Additionally, Pacific Mercantile Bank, our wholly owned banking subsidiary, generated a net profit of $123,000 in the third quarter ended September 30, 2010, as the net loss for the quarter was attributable to the operations of the Company on a stand-alone basis.

Similarly, our operating results for the nine months ended September 30, 2010 showed improvement, due primarily to (i) a $9.4 million, or 62%, increase in net interest income, (ii) a $6.3 million, or 46%, reduction in the provision we made for loan losses, and (iii) a $752,000, or 16%, increase in non-interest income. Those improvements more than offset a $1.3 million, or 5.5%, increase in non-interest expense that was primarily attributable to an increase in FDIC deposit insurance premiums and an increase in professional fees incurred primarily in connection with the collection and foreclosures of non-performing loans. As a result, we were able to reduce our pre-tax loss by $15.2 million, or 84%, to $2.9 million in the nine months ended September 30, 2010 as compared to a pre-tax loss of $18.1 million in the same nine months of 2009.

However, notwithstanding that reduction in our pre-tax loss in the nine months ended September 30, 2010, the provision for income taxes for that nine month period was $9.1 million, of which $9.0 million was attributable to the establishment of a non-cash valuation allowance against our deferred tax asset in the quarter ended June 30, 2010. See “Critical Accounting Policies” and “Results of Operations—Income Tax Provision (Benefit)” below in this Section of this Report. By contrast, we recorded an income tax benefit of $7.5 million for the nine months ended September 30, 2009. As a result, we recorded a net loss of nearly $12.0 million, or approximately $1.22 per diluted common share, for the nine months ended September 30, 2010, as compared to a net loss of $10.5 million, or $1.01 per diluted common share, for the same nine months of 2009. Since that valuation allowance was created by means of a non-cash charge, it did not affect the Company’s cash or liquidity in any way.

Due to accumulated but unpaid dividends on our Series A Convertible 10% Cumulative Preferred Stock (the “Series A Preferred Shares”) of $327,000 and $756,000, respectively, for the three and nine months ended September 30, 2010, the net losses allocable to common shareholders were $452,000, or $0.04 per diluted common share, in the three months ended September 30, 2010 and $12.7 million, or $1.22 per diluted common share, in the nine months ended September 30, 2010.

The following table indicates the improvements in our net interest margin, return on average assets and return on average equity that were attributable to the increases in our net interest income and the improvement in our operating results in the three and nine months ended September 30, 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net interest margin(1)(2)	2.78%	1.88%	2.87%	1.76%
Return on average assets(1)	(0.04)%	(1.30)%	(1.36)%	(1.18)%
Return on average shareholders’ equity(1)	(0.72)%	(19.86)%	(31.17)%	(16.67)%

(1)	Annualized.
(2)	Net interest income expressed as a percentage of total average interest earning assets.

Critical Accounting Policies

Introduction. Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and general accounting practices in the banking industry in the United States. Certain of those accounting policies are considered critical accounting policies, because they require us to make assumptions and judgments regarding circumstances or trends that could affect the value of those assets, such as, for example, assumptions regarding economic conditions or trends that could impact our ability to fully collect our loans or ultimately realize the carrying value of certain of our other assets, such as securities available for sale and our deferred tax assets. Those assumptions and judgments are made based on current information available to us regarding those economic conditions or trends or other circumstances impacting our financial results. If adverse changes were to occur in the events, trends or other circumstances on which our assumptions or judgments had been based, or other unanticipated events were to happen that might affect our operating results, under GAAP it could become necessary for us to reduce the carrying values of the affected assets on our balance sheet. In addition, because reductions in the carrying value of assets are sometime effectuated by or require charges to income, such reductions also may have the effect of reducing our income or causing us to incur losses.

Deferred Tax Asset. Under our accounting policies, we record as a “deferred tax asset” on our balance sheet an amount equal to the tax credit and tax loss carryforwards and tax deductions (collectively, “tax benefits”) that we believe will be available to us to offset or reduce the amounts of our income taxes in future periods. Under applicable federal and state income tax laws and regulations, such tax benefits will expire if not used within specified periods of time. Accordingly, the ability to fully use our deferred tax asset depends on the amount of taxable income that we generate during those time periods.

At least once each year, or more frequently, if warranted, we make estimates of future taxable income that we believe we are likely to generate during those future periods. If we conclude, on the basis of those estimates and the amount of the tax benefits available to us, that it is more likely than not that we will be able to fully utilize those tax benefits prior to their expiration, we recognize the deferred tax asset in full on our balance sheet. On the other hand, if we conclude that it has become more likely than not that we will be unable to fully utilize those tax benefits prior to their expiration, then, we would establish (or increase any existing) valuation allowance to reduce the deferred tax asset on our balance sheet to the amount which we believe we are more likely, than not, to be able to utilize to offset future taxes. Such a reduction is implemented by recognizing a non-cash charge that would have the effect of increasing the provision, or reducing any credit, for income taxes which we would otherwise have recorded in our statement of operations. The determination of whether and the extent to which we will be able to utilize our deferred tax asset involves significant management judgments and assumptions that are subject to period to period changes as a result of changes in tax laws, changes in market or economic conditions that could affect our operating results or variances between our actual operating results and our projected operating results, as wells as other factors.

Due primarily to the continued sluggishness of the economy and market and economic conditions which indicated that the hoped-for economic recovery would be weaker than previously anticipated, and the adverse effects such conditions were likely to have on our future operating results, we conducted an assessment of the realizability of our deferred tax asset at June 30, 2010. Based on that assessment, we concluded that it had become more likely than not that we would be unable to utilize the remaining tax benefits comprising our deferred tax asset prior to their expiration and, therefore, we increased our existing valuation allowance against our deferred tax asset by means of a non-cash charge to income tax expense of $9.0 million in the quarter ended June 30, 2010. As a result, the provision for income taxes for the nine months ended September 30, 2010 was $9.1 million, of which $9.0 million was attributable to the non-cash change we recorded in the quarter ended June 30, 2010. By comparison, we recorded an income tax benefit of $7.5 million for the nine months ended September 30, 2009. See note 6 to our unaudited interim consolidated financial statements included elsewhere in this Report and “Results of Operations – Income Tax Provision (Benefit)” below.

Other Critical Accounting Policies. Our other critical accounting policies, which require us to make assumptions and estimates regarding circumstances or trends that could affect the value of our assets, relate to the determination of the allowance we establish for loan losses and the determination of the fair values of the investment securities that are available for sale. Additional information regarding those critical accounting policies is contained in Item 6, entitled MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — “Critical Accounting Policies” and “Allowance for Loan Losses” and in Note 2—“Significant Accounting Policies” in the Notes to our Consolidated Financial Statements contained in Item 8, of our Annual Report on Form 10-K for the year ended December 31, 2009 and readers of this Report are urged to read those sections of that Annual Report.

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

A bank’s interest income and interest expense are, in turn, affected by a number of factors, some of which are outside of its control, including national and local economic conditions and the monetary policies of the Federal Reserve Board which affect interest rates; competition in the market place for loans and deposits, the demand for loans and the ability of borrowers to meet their loan payment obligations. Net interest income, when expressed as a percentage of total average interest earning assets, is a banking organization’s “net interest margin.”

The following table sets forth our interest income, interest expense and net interest income (in thousands of dollars) and our net interest margin for the three and nine months ended September 30, 2010 and 2009, respectively:

	Three Months Ended September 30,			Nine Months Ended September 30,
	Amount	Amount	Percentage Change	Amount	Amount	Percentage Change
	2010	2009	2010 vs. 2009	2010	2009	2010 vs. 2009
Interest income	$12,305	$12,879	4.5%	$38,895	$38,814	0.2%
Interest expense	4,386	7,495	(41.5)%	14,311	23,621	(39.4)%

Net interest income	$7,919	$5,384	47.1%	$24,584	$15,193	61.8%

Net interest margin	2.78%	1.88%		2.87%	1.76%

As the above table indicates, our net interest income increased by $2.5 million, or 47.1%, in the third quarter of 2010, and by $9.4 million, or 61.8%, in the nine months ended September 30, 2010, due primarily to decreases in interest expense of $3.1 million, or 41.5%, and $9.3 million, or 39.4%, respectively, in the three and nine months period ended September 30, 2010. The declines in interest expense were primarily attributable to decreases in market rates of interest, which enabled us to reduce the interest we paid on time deposits and resulted in a lowering of the rates at which we pay interest on our borrowings. Also contributing to the decrease in interest expense was a change in the mix of deposits to a higher proportion of lower-cost core deposits and a lower proportion of higher-cost time deposits.

Due primarily to the increase in net interest income, our net interest margin increased by 90 basis points to 2.78%, and 111 basis points to 2.87%, respectively, in the three and nine months ended September 30, 2010, from 1.88% and 1.76%, respectively, in the same three and nine month periods of 2009. In the three and nine months ended September 30, 2010, the average interest rate paid on interest bearing liabilities decreased to 1.90% and 1.53%, respectively, from 3.24% and 3.35% in the same respective periods of 2009.

Average Balances

Information Regarding Average Assets and Average Liabilities

The following table sets forth information regarding our average balance sheet, yields on interest earning assets, interest expense on interest-bearing liabilities, the interest rate spread and the interest rate margin for the three months ended September 30, 2010 and 2009.

	Three Months Ended September 30,
	2010			2009
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest earning assets:
Short-term investments(1)	$228,795	$147	0.25%	$148,568	$129	0.34%
Securities available for sale and stock(2)	118,272	790	2.65%	147,764	814	2.19%
Loans	784,149	11,368	5.75%	842,031	11,936	5.62%

Total earning assets	1,131,216	12,305	4.32%	1,138,363	12,879	4.49%
Noninterest earning assets	34,616			48,957

Total Assets	$1,165,832			$1,187,320

Interest-bearing liabilities:
Interest-bearing checking accounts	$34,556	47	0.54%	$26,952	58	0.85%
Money market and savings accounts	139,675	351	1.00%	113,350	348	1.22%
Certificates of deposit	623,525	3,420	2.18%	604,184	5,295	3.48%
Other borrowings	106,799	428	1.59%	163,164	1,648	4.01%
Junior subordinated debentures	17,682	140	3.14%	17,682	146	3.28%

Total interest-bearing liabilities	922,237	4,386	1.89%	925,332	7,495	3.24%

Noninterest-bearing liabilities	175,232			184,753

Total Liabilities	1,097,469			1,110,085
Shareholders’ equity	68,363			77,233

Total Liabilities and Shareholders’ Equity	$1,165,832			$1,187,320

Net interest income		$7,919			$5,384

Interest rate spread			2.43%			1.25%

Net interest margin			2.78%			1.88%

(1)	Short-term investments consist of federal funds sold and interest bearing deposits with financial institutions.
(2)	Stock consists of Federal Home Loan Bank Stock and Federal Reserve Bank Stock.

The following table sets forth information regarding our average balance sheet, yields on interest earning assets, interest expense on interest-bearing liabilities, the interest rate spread and the interest rate margin for the nine months ended September 30, 2010 and 2009.

	Nine Months Ended September 30,
	2010			2009
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest earning assets:
Short-term investments(1)	$184,310	$389	0.28%	$163,971	$373	0.30%
Securities available for sale and stock (2)	150,896	3,448	3.06%	147,791	2,912	2.63%
Loans	810,136	35,058	5.79%	845,363	35,529	5.62%

Total earning assets	1,145,342	38,895	4.54%	1,157,125	38,814	4.48%
Noninterest earning assets	37,501			38,594

Total Assets	$1,182,843			$1,195,719

Interest-bearing liabilities:
Interest-bearing checking accounts	$40,770	210	0.69%	$26,036	118	0.61%
Money market and savings accounts	132,150	1,159	1.17%	105,473	934	1.18%
Certificates of deposit	634,733	10,860	2.29%	604,152	16,647	3.68%
Other borrowings	110,273	1,695	2.06%	187,296	5,425	3.87%
Junior subordinated debentures	17,682	387	2.93%	17,682	497	3.75%

Total interest-bearing liabilities	935,608	14,311	2.05%	940,639	23,621	3.35%

Noninterest-bearing liabilities	173,390			170,509

Total Liabilities	1,108,998			1,111,148
Shareholders’ equity	73,845			84,571

Total Liabilities and Shareholders’ Equity	$1,182,843			$1,195,719

Net interest income		$24,584			$15,193

Interest rate spread			2.49%			1.13%

Net interest margin			2.87%			1.76%

(1)	Short-term investments consist of federal funds sold and interest bearing deposits with financial institutions.
(2)	Stock consists of Federal Home Loan Bank Stock and Federal Reserve Bank Stock.

The following table sets forth, in thousands of dollars, the changes in interest income, including loan fees, and interest paid in the three and nine months ended September 30, 2010, as compared to the same respective periods of 2009, and the extent to which those changes were attributable to changes in (i) the volumes of or in the rates of interest earned on interest-earning assets and (ii) the volumes of or the rates of interest paid on our interest-bearing liabilities.

	Three Months Ended September 30, 2010 vs. 2009			Nine Months Ended September 30, 2010 vs. 2009
	Increase (Decrease) due to:			Increase (Decrease) due to:
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Short term investments(1)	$57	$(39)	$18	$44	$(28)	$16
Securities available for sale and stock(2)	(179)	155	(24)	61	475	536
Loans	(835)	267	(568)	(1,506)	1,035	(471)

Total earning assets	(957)	383	(574)	(1,401)	1,482	81
Interest expense
Interest bearing checking accounts	14	(25)	(11)	74	18	92
Money market and savings accounts	73	(70)	3	234	(9)	225
Certificates of deposit	164	(2,035)	(1,871)	805	(6,592)	(5,787)
Borrowings	(444)	(780)	(1,224)	(1,742)	(1,988)	(3,730)
Junior subordinated debentures	—	(6)	(6)	—	(110)	(110)

Total interest bearing liabilities	(193)	(2,916)	(3,109)	(629)	(8,681)	(9,310)

Net interest income	$(764)	$3,299	$2,535	$(772)	$10,163	$9,391

(1)	Short-term investments consist of federal funds sold and interest bearing deposits with financial institutions.
(2)	Stock consists of Federal Home Loan Bank Stock and Federal Reserve Bank Stock.

The above table indicates that the increases in our net interest income of $2.5 million and $9.4 million in the three and nine months ended September 30, 2010, respectively, were primarily attributable to increases in rate variances of $3.3 million and $10.2 million in the three and nine months ended September 30, 2010, respectively. Those increases in rate variance were primarily the result of (i) decreases in interest rates paid on interest bearing liabilities of 135 basis points and 86 basis points, respectively, and (ii) increases of 13 and 17 basis points, respectively, in the average yield on our loan portfolio in the three and nine months ended September 30, 2010, in each case as compared to the same respective periods of 2009.

Provision for Loan Losses

The failure of borrowers to repay their loans is an inherent risk of the banking business. Therefore, like other banks and lending institutions, we follow the practice of maintaining an allowance to provide for loan losses that occur from time to time as an incidental part of the banking business. When it is determined that payment in full of a loan has become unlikely, the carrying value of the loan is reduced to what management believes is its realizable value. This reduction, which is referred to as a loan “charge-off,” or “write-down” is charged against the allowance for loan losses.

The amount of the allowance for loan losses is modified periodically (i) to replenish the allowance after it has been reduced due to loan charge-offs or write-downs, (ii) to reflect changes in the volume of outstanding loans, (iii) to account for increases in the risk of loan losses due to a deterioration in the condition of borrowers or in the value of property securing non-performing loans or adverse changes in economic conditions, and (iv) to take account of recoveries of previous loan write-offs. Increases in the allowance are made through a charge, recorded as an expense in our statement of operations, referred to as the “provision for loan losses.” Recoveries of loans previously charged-off or written down are added back to the allowance and, therefore, have the effect of increasing the allowance and reducing the amount of the provision that might otherwise have had to be made to replenish or increase the allowance. See “—Financial Condition—Nonperforming Loans, Other Non-Performing Assets and the Allowance for Loan Losses” below in this Section of this Report.

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

During the three and nine months ended September 30, 2010, we made provisions for loan losses of $1.7 million and $7.5 million, respectively, as compared to $3.8 million and $13.8 million in the respective corresponding periods of 2009. The decreases in the provisions for loan losses in the three and nine months ended September 30, 2010, as compared to the same respective periods of 2009, were the result of reductions in net loan charge offs, during the third quarter and first nine months of this year, as compared to the same respective periods of last year.

Notwithstanding the reduction in the provision made for loan losses in the nine months ended at September 30, 2010 the allowance for loan losses totaled $23.3 million, or 3.06% of the loans then outstanding, as compared to $20.3 million, or 2.44% of loans outstanding, at December 31, 2009 and $20.5 million, or 2.46%, of the loans outstanding at September 30, 2009. That increase in the allowance was primarily attributable to (i) the additions made to the allowance for loan losses in the nine months ended September 30, 2010, (ii) a reduction in loan charge-offs in the nine months ended September 30, 2010, as compared to the nine months ended 2009, and (iii) a reduction in total amount of loans outstanding at September 30, 2010 as compared to the total loans outstanding at December 31, 2009 and September 30, 2009, respectively.

Noninterest Income

The following table identifies the amounts (in thousands of dollars) of, and sets forth the percentage changes in, the components of noninterest income in the three and nine months ended September 30, 2010, as compared to the same period of 2009.

	Three Months Ended September 30			Nine Months Ended September 30
	Amounts		Percent Change	Amounts		Percent Change
	2010	2009	2010 vs. 2009	2010	2009	2010 vs. 2009
Service fees on deposits and other banking services	$278	$352	(21.0)%	$930	$1,101	(15.5)%
Mortgage banking (including net gains on sales of loans held for sale)	1,113	540	106.1%	2,743	607	N/M
Net gains on sales of securities available for sale	780	446	74.9%	1,417	2,334	(39.3)%
Net loss on sale of other real estate owned	(5)	(147)	(96.6)%	(64)	(145)	(55.9)%
Net impairment loss recognized in earnings from securities	(52)	(83)	(37.3)%	(286)	(83)	N/M
Other	178	367	(51.5)%	602	776	(22.4)%

Total noninterest income	$2,292	$1,475	55.4%	$5,342	$4,590	16.4%

As the table above indicates, the increase in noninterest income in the three months ended September 30, 2010, as compared to the same period in 2009, was primarily attributable to (i) a $573,000 or 106.1% increase in income generated by our mortgage banking division, which commenced its operations during the second quarter 2009, and (ii) a $334,000, or 74.9% increase in net gains on sales of securities.

The increase in noninterest income in the nine months ended September 30, 2010, as compared to the same period in 2009, was primarily the result of a $2.1 million increase in income generated by our mortgage banking division, partially offset by a $917,000, or 39.3%, decrease in net gains on sales of securities.

Noninterest Expense

The following table compares the amounts (in thousands of dollars) of the principal components of noninterest expense in the three and nine months ended September 30, 2010 and 2009.

	Three Months Ended September 30,			Nine Months Ended September 30,
	Amount	Amount	Percent Change	Amount	Amount	Percent Change
	2010	2009	2010 vs. 2009	2010	2009	2010 vs. 2009
Salaries and employee benefits	$3,703	$4,194	(11.7)%	$11,747	$11,580	1.4%
Occupancy expense	673	682	(1.3)%	2,020	2,038	(0.9)%
Equipment and depreciation	295	313	(5.8)%	952	868	9.7%
Data processing	156	276	(43.5)%	514	662	(22.4)%
Professional fees	1,227	1,338	(8.3)%	3,207	2,740	17.0%
Customer expense	52	92	(43.5)%	232	281	(17.4)%
FDIC insurance	1,256	683	83.9%	2,522	1,933	30.5%
Other real estate owned	439	1,170	(62.5)%	1,330	1,689	(21.3)%
Other operating expenses(1)	847	764	10.9%	2,837	2,252	26.0%

Total	$8,648	$9,512	(9.1)%	$25,361	$24,043	5.5%

(1)	Other operating expenses consist primarily of telephone, stationery and office supplies, regulatory expenses, customer expense, investor relations expenses, insurance premiums, postage and correspondent banking fees.

In the three months ended September 30, 2010, noninterest expense decreased by $864,000, or 9.1%, compared to the same three months of 2009. That decrease was primarily attributable to (i) a $731,000, or 62.5%, decrease in other real estate owned expenses, and (ii) a $491,000, or 11.7%, decrease in salaries and employee benefits, partially offset by a $573,000, or 83.9%, increase in FDIC insurance premiums.

In the nine months ended September 30, 2010, noninterest expense increased by $1.3 million, or 5.5%, as compared to the same nine months of 2009, primarily as a result of (i) an increase in FDIC insurance expense of $589,000, or 30.5%, and (ii) an increase of $467,000, or 17.0%, in professional fees incurred in connection with the collection and foreclosures of non-performing loans, partially offset by a $359,000, or 21.3%, decrease in other real estate owned expenses.

A measure of our ability to control noninterest expense is our efficiency ratio, which is the ratio of noninterest expense to net revenue (net interest income plus noninterest income). As a general rule, a lower efficiency ratio indicates an ability to generate increased revenue without a commensurate increase in the staffing and equipment and third party services and, therefore, would be indicative of greater operational efficiencies. For the three and nine months ended September 30, 2010, our efficiency ratios improved to 85% in both those periods, from 139% and 122%, respectively, in the corresponding three and nine month periods of 2009, due primarily to the increases in our net interest income of $2.5 million and $9.4 million in the three and nine months ended September 30, 2010, respectively.

Expense Reduction Initiatives. In February 2010, we initiated a number of cost-cutting measures that are designed to improve the efficiency of our operations and reduce our noninterest expense by at least 8%. Those measures included a work force reduction, a freeze on salaries, elimination of a management bonus program for 2010, and suspension of Company 401-K plan matching contributions. However, there is no assurance that we will achieve our expense reduction objective in fiscal 2010, because the amount of our noninterest expense can be affected by events or conditions that are outside of our control, such as the costs of managing non-performing loans and foreclosing and reselling other real estate owned and the amount of the FDIC insurance premiums that we are required to pay.

Income Tax Provision (Benefit)

We recorded provisions for income tax expense of $0 and $9.1 million, respectively, in the three and nine months ended September 30, 2010, as compared to income tax benefits of $1.2 million and $6.2 million, respectively, in the three and nine months ended September 30, 2009. Those swings in the provision (benefit) for income taxes were primarily attributable to our recognition of a $9.0 million non-cash charge recorded in the quarter ended June 30, 2010 to increase the valuation allowance established for the deferred tax asset on our balance sheet as a result of a determination that it had become more likely, than not, that we would be unable to utilize that deferred tax asset to offset income tax expense in future periods. See Note 6 to our unaudited interim consolidated financial statements included in Item 1 above in this Report and “Critical Accounting Policies” above in this Item 2 of this Report for additional information regarding our deferred tax asset and the non-cash charge recognized to increase the related valuation allowance in the second quarter of 2010.

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

The table below sets forth information concerning our rate sensitive assets and liabilities at September 30, 2010. The assets and liabilities are classified by the earlier of maturity or repricing dates in accordance with their contractual terms. As described above, certain shortcomings are inherent in the method of analysis presented in this table.

	Three Months or Less	Over Three Through Twelve Months	Over One Year Through Five Years	Over Five Years	Non- Interest- Bearing	Total
	(Dollars in thousands)
Assets
Interest-bearing time deposits in other financial institutions	$8,599	$444	$—	$—	$—	$9,043
Investment in unconsolidated trust subsidiaries	—	—	—	682	—	682
Securities available for sale	10,853	12,623	53,220	36,671	—	113,367
Federal Reserve Bank and Federal Home Loan Bank stock	13,459	—	—	—	—	13,459
Interest bearing deposits with financial institutions	205,844	—	—	—	—	205,844
Loans held for sale, at Fair value	19,151	—	—	—	—	19,151
Loans, gross	319,445	47,991	325,190	69,425	—	762,051
Non-interest earning assets, net	—	—	—	—	24,080	24,080

Total assets	$577,351	$61,058	$378,410	$106,778	$24,080	$1,147,677

Liabilities and Shareholders’ Equity
Noninterest-bearing deposits	$—	$—	$—	$—	$186,550	$186,550
Interest-bearing deposits(1)(2)	276,433	273,814	89,230	128,631	—	768,108
Borrowings	23,027	25,000	53,000	—	—	101,027
Junior subordinated debentures	17,527	—	—	—	—	17,527
Other liabilities	—	—	—	—	6,218	6,218
Shareholders’ equity	—	—	—	—	68,247	68,247

Total liabilities and shareholders’ equity	$316,987	$298,814	$142,230	$128,631	$261,015	$1,147,677

Interest rate sensitivity gap	$260,364	$(237,756)	$236,180	$(21,853)	$(236,935)	$—

Cumulative interest rate sensitivity gap	$260,364	$22,608	$258,788	$236,935	$—	$—

Cumulative % of rate sensitive assets in maturity period	50%	56%	89%	98%	100%

Rate sensitive assets to rate sensitive liabilities and shareholders’ equity	182%	20%	266%	83%	9%

Cumulative ratio	182%	104%	134%	127%	100%

(1)	Excludes savings accounts we maintain at the Bank totaling $5.2 million and maturing within three months of September 30, 2010.
(2)	Excludes a $250,000 certificate of deposit issued to us by the Bank, which matures January 2011.

At September 30, 2010, our rate sensitive balance sheet was shown to be in a positive twelve-month gap position. This would imply that our net interest margin would increase in the short-term if interest rates were to rise and would decrease in the short-term if interest rates were to fall. However, as noted above, the extent to which our net interest margin will be impacted by changes in prevailing interests rates will depend on a number of factors, including how quickly rate sensitive assets and liabilities react to interest rate changes, the mix of our interest earning assets (loans versus other lower yielding interest earning assets, such as securities or federal funds sold) and the mix of our interest bearing deposits (between, for example, lower interest core deposits and higher cost time certificates of deposit) and our other interest-bearing liabilities.

Financial Condition

Assets

Our consolidated assets totaled $1.148 billion at September 30, 2010, which represents a $52 million decrease from our total consolidated assets of $1.201 billion at December 31, 2009. That decrease was primarily attributable to a $75 million reduction in the total loans outstanding (net of allowances), and a $57 million decrease in securities, between December 31, 2009 and September 30, 2010, partially offset by an increase in cash and cash equivalents during the nine months ended September 30, 2010.

The following table sets forth the composition of our interest-earning assets (in thousands of dollars) at:

	September 30, 2010	December 31, 2009
Interest-bearing deposits with financial institutions(1)	$194,738	$127,785
Interest-bearing time deposits with financial institutions	9,043	9,800
Federal Reserve Bank and Federal Home Loan Bank Stock, at cost	13,459	14,091
Securities available for sale, at fair value	113,367	170,214
Loans held for sale, at lower of cost or market	19,193	7,572
Loans (net of allowances of $23,301 and $20,345, respectively)	738,708	813,194

(1)	Includes interest-earning balances maintained at the Federal Reserve Bank of San Francisco.

Loans Held for Sale

We commenced a new mortgage banking business during the second quarter of 2009 to originate, primarily in Southern California, residential real estate mortgage loans that qualify for resale into the secondary mortgage markets. Our mortgage originations have been primarily for the financing of purchases of residential property and, to a lesser extent, refinancing of existing residential mortgage loans. In addition to conventional mortgage loans, we offer loan programs for low to moderate income families that qualify for mortgage assistance, such as the FHLB Wish Program, Homepath-financing on FNMA repossessed homes, and Southern California home Financing Authority and various mortgage assistance programs in counties and cities within our branch network. The following table reflects the quarterly activity, in thousands of dollars, of our mortgage loan operations.

	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
	2010	2010	2009(1)
Single family mortgage loans funded	$58,443	$154,183	$72,867
Single family mortgage loan sales	60,863	142,192	65,523
Balance End of Period	19,151	N/A	N/A

(1)	Since we commenced our mortgage loan operations in the second quarter of 2009, the results shown for the nine months ended September 30, 2009 are for a period of approximately five months, rather than nine months.

Loans held for sale are carried at the lower of cost or estimated fair value in the aggregate. Net unrealized losses on loans held for sale, if any, would be recognized through a valuation allowance established by a charge to income. As of September 30, 2010, the loans held for sale included $15.4 million of loans with interest rate lock commitments providing a hedge to interest rates and $3.4 million of loans pending investor commitments.

Loans

The following table sets forth, in thousands of dollars, the composition, by loan category, of our loan portfolio at September 30, 2010 and December 31, 2009, respectively:

	September 30, 2010		December 31, 2009
	Amount	Percent	Amount	Percent
Commercial loans	$224,421	29.4%	$290,406	34.8%
Commercial real estate loans – owner occupied	175,712	23.0%	179,682	21.5%
Commercial real estate loans – all other	140,400	18.4%	135,152	16.2%
Residential mortgage loans – multi- family	90,658	11.9%	101,961	12.2%
Residential mortgage loans – single-family	74,290	9.7%	67,023	8.0%
Construction loans	5,024	0.7%	20,443	2.6%
Land development loans	34,049	4.5%	30,042	3.6%
Consumer loans	18,147	2.4%	9,370	1.1%

Gross loans	762,701	100.0%	834,079	100.0%

Deferred fee (income) costs, net	(650)		(540)
Allowance for loan losses	(23,301)		(20,345)

Loans, net	$738,750		$813,194

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

The following table sets forth, in thousands of dollars, the maturity distribution of our loan portfolio (excluding consumer and residential mortgage loans) at September 30, 2010:

	September 30, 2010
	One Year or Less	Over One Year through Five Years	Over Five Years	Total
Real estate and construction loans(1)
Floating rate	$58,823	$111,799	$2,636	$173,258
Fixed rate	39,753	92,827	49,347	181,927
Commercial loans
Floating rate	22,126	225	—	22,351
Fixed rate	109,231	75,642	17,197	202,070

Total	$229,933	$280,493	$69,180	$579,606

(1)	Does not include mortgage loans on single and multi-family residences and consumer loans, which totaled $164.9 million and $18.1 million, respectively, at September 30, 2010.

Non-Performing Loans, Other Non-Performing Assets and Allowance for Loan Losses

Non-Performing Loans. Non-performing loans consist of loans which, as described below, are on non-accrual status. Generally, the accrual of interest is discontinued on a loan when principal or interest becomes more than 90 days past due, at which time they are placed on non-accrual status, unless management believes the loan is adequately collateralized and the loan is in the process of collection. Loans on non-accrual status also include loans that have been restructured, but for which there has not been a history of past performance on debt service in accordance with the contractual terms of such loans. In certain instances, however, we may place a particular loan on non-accrual status earlier, depending on the individual circumstances involved in loan’s delinquency. When a loan is placed on non-accrual status, previously accrued but unpaid interest is reversed against current income. Subsequent collections of cash on such loans are applied as principal reductions when received, except when the ultimate collectability of principal is probable, in which case interest payments are credited to income. Non-accrual loans may be restored to accrual status when principal and interest are brought current and full repayment is expected. Any loan that has been restructured will remain in non-accrual status unless and until there has been six months of satisfactory performance by the borrower in accordance with the restructured terms of the loan, at which time the loan usually is returned to accrual status. Interest income is recognized on the accrual basis for impaired loans not meeting the criteria for classification as non-accrual loans.

Other Non-Performing Assets. Other non-performing assets consist of real properties that have been acquired on or in lieu of foreclosure of non-performing loans (which are commonly referred to as “other real estate owned” or “OREO”).

The following table sets forth information regarding nonaccrual loans and other real estate owned (which, together, comprise our nonperforming assets), and restructured loans, at September 30, 2010 and December 31, 2009:

	At September 30, 2010	At December 31, 2009
Nonaccrual loans:
Commercial loans	$9,414	$17,150
Commercial real estate	16,591	20,779
Residential real estate	8,408	1,358
Construction and land development	9,398	10,162
Consumer loans	128	—

Total nonaccrual loans	43,939	49,449

Other real estate owned (OREO):
Commercial loans	4,146	—
Commercial real estate	5,018	—
Construction and land development	12,295	10,712

Total other real estate owned	21,459	10,712

Total nonperforming assets	$65,398	$60,161

Restructured loans:
Accruing loans	$1,200	$1,243
Nonaccruing loans (included in nonaccrual loans above)	15,433	20,114

Total Restructured Loans	$16,633	$21,357

As the above table indicates, other real estate owned increased by $10.8 million, from $10.7 million to $21.5 million, and nonaccrual loans decreased by $5.5 million, or 11.1%, from $49.4 million to $43.9 million, during the nine months ended September 30, 2010. The increase in other real estate owned was attributable to our acquisition, by or in lieu of foreclosure, of four real properties that had collateralized loans which had previously been classified as nonaccrual loans. The acquisition of these properties also accounts for the $5.5 million decrease in nonaccrual loans. We have established specific reserves to provide for any losses that we may incur on the real properties that were classified as other real estate owned and on the loans that were classified as nonaccrual loans during the nine months ended September 30, 2010.

Information Regarding Impaired Loans. A loan is deemed impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. At September 30, 2010, there were $44.9 million of loans deemed impaired, as compared to $57.4 million at December 31, 2009. We had an average investment in impaired loans for the nine months ended September 30, 2010 of $48.6 million as compared to $52.3 million for the year ended December 31, 2009. The interest that would have been earned during the three months ended September 30, 2010 had the impaired loans remained current in accordance with their original terms was $683,000.

The following table sets forth (i) the amounts of impaired loans for which there were related reserves for loan losses determined in accordance with ASC 310-10, (ii) the amounts of those reserves, and (iii) the amounts of impaired loans for which there were no reserves for loan losses, in each case as of September 30, 2010 and December 31, 2009:

	September 30, 2010			December 31, 2009
	Impaired Loans	Reserve for Loan Losses	Percent of Reserves to Loans	Impaired Loans	Reserve for Loan Losses	Percent of Reserves to Loans
Impaired loans with reserves	$25,247	$9,726	38.5%	$28,237	$4,779	16.9%
Impaired loans without reserves	19,648	—	—	29,152	—	—

Total impaired loans	$44,895	$9,726	21.7%	$57,389	$4,779	8.3%

Allowance for Loan Losses. The allowance for loan losses (the “Allowance”) at September 30, 2010 was $23.3 million, which represented approximately 3.06% of the loans outstanding at September 30, 2010, as compared to $20.3 million, or 2.44%, of the loans outstanding at December 31, 2009.

The adequacy of the Allowance is determined through periodic evaluations of the loans in our loan portfolio and other factors that can reasonably be expected to affect the ability of borrowers to meet their loan obligations. However, those factors are inherently subjective as the evaluation process calls for various significant estimates and assumptions, including, among others, estimates of the amounts and timing of expected future cash flows of borrowers of, and the fair value of collateral on, the loans, estimates of loan losses determined on the basis of historical loss experience and industry loss factors, and assessments of various qualitative factors. Moreover, those estimates and assessments are subject to risks and uncertainties and future events that are outside of our control, which could cause the performance of our loan portfolio to differ, possibly significantly, from the performance expected on the basis of those estimates and assessments and, therefore, could require us to increase the Allowance in future periods.

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

On a quarterly basis, we utilize a classification migration model and individual loan review and analytical tools as starting points for determining the adequacy of the Allowance. Our loss migration analysis tracks a number of quarters of loan loss history and industry loss factors to determine historical losses by classification category for each loan type, except certain loans (automobile, mortgage and credit cards), which are analyzed as homogeneous loan pools. These calculated loss factors are then applied to outstanding loan balances. We also conduct individual loan review analysis, as part of the Allowance allocation process, applying specific monitoring policies and procedures in analyzing the existing loan portfolio.

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

The following table compares the total amount of loans outstanding, and the allowance for loan losses, by loan category, in each case, in thousands of dollars, and certain related ratios, as of September 30, 2010 and December 31, 2009.

			Increase (Decrease)
	September 30, 2010	December 31, 2009	December 31, 2009 to September 30, 2010
Commercial loans	$224,421	$290,406	$(65,985)
Loans impaired (1)	9,663	20,910	(11,247)
Loans 90 days past due	7,861	13,158	(5,297)
Loans 30 days past due	1,296	1,127	169
Allowance for loan losses
General component	$9,171	$9,050	$121
Specific component(1)	4,451	2,069	2,382

Total allowance	$13,622	$11,119	$2,503
Ratio of allowance to loan category	6.07%	3.83%	2.24%
Real estate loans:	$406,770	$416,795	$(10,025)
Loans impaired(1)	16,591	20,779	(4,188)
Loans 90 days past due	7,215	11,230	(4,015)
Loans 30 days past due	4,648	727	4,643
Allowance for loan losses
General component	$3,612	$4,003	$(391)
Specific component(1)	4,596	1,965	2,631

Total allowance	$8,208	$5,968	$2,240
Ratio of allowance to loan category	2.02%	1.43%	0.59%
Construction loans and land development	$39,073	$50,485	$(11,412)
Loans impaired(1)	9,837	13,830	(3,993)
Loans 90 days past due	9,398	5,373	4,025
Loans 30 days past due	—	—	—
Allowance for loan losses
General component	$208	$1,702	$(1,494)
Specific component(1)	436	477	(41)

Total allowance	$644	$2,179	$(1,535)
Ratio of allowance to loan category	1.65%	4.32%	(2.67)%
Consumer loans and family mortgages	$92,437	$76,393	$16,044
Loans impaired(1)	8,804	1,870	6,934
Loans 90 days past due	1,568	87	1,481
Loans 30 days past due	286	91	195
Allowance for loan losses
General component	$584	$811	$(227)
Specific component(1)	243	268	(25)

Total allowance	$827	$1,079	$(252)
Ratio of allowance to loan category	0.89%	1.41%	(0.52)%
Total loans outstanding	$762,701	$834,079	$(71,378)
Loans impaired(1)	44,895	57,389	(12,494)
Loans 90 days past due	26,042	29,848	(3,806)
Loans 30 days past due	6,230	1,945	5,007
Allowance for loan losses
General component	$13,575	$15,566	$(1,991)
Specific component(1)	9,726	4,779	4,947

Total allowance	$23,301	$20,345	$2,956
Ratio of allowance to total loans outstanding	3.06%	2.44%	0.62%

(1)	Amounts in impaired loans and in specific components include nonperforming delinquent loans.

Set forth below is a summary, in thousands of dollars, of the transactions in the allowance for loan losses in the three and nine months ended September 30, 2010 and the year ended December 31, 2009:

	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010	Year Ended December 31, 2009
Balance, beginning of period	$23,307	$20,345	$15,453
Provision for loan losses	1,688	7,488	23,673
Recoveries on loans previously charged off	845	2,086	357
Amounts charged off	(2,539)	(6,618)	(19,138)

Balance, end of period	$23,301	$23,301	$20,345

The table below sets forth loan delinquencies, by quarter, from September 30, 2010 to September 30, 2009.

	2010			2009
	At September 30	At June 30	At March 31	At December 31	At September 30
Loans Delinquent:
90 days or more:
Commercial loans	$7,861	$5,588	$5,830	$13,158	$15,220
Commercial real estate	1,123	3,834	9,481	10,550	10,049
Residential mortgages	7,660	853	—	767	269
Construction and land development loans	9,398	5,429	5,382	5,373	6,030
Consumer loans	—	—	—	—	—

	26,042	15,704	20,693	29,848	31,568
30-89 days:
Commercial loans	1,296	5,742	4,038	1,127	3,652
Commercial real estate	4,648	3,380	10,963	726	364
Residential mortgages	144	8,129	695	92	1,152
Construction and land development loans	—	3,999	3,228	—	2,215
Consumer loans	142	—	—	—	248
	6,230	21,250	18,924	1,945	7,631

Total Past Due (1):	$32,272	$36,954	$39,617	$31,793	$39,199

(1)	Past due balances include nonaccrual loans.

As indicated above, loans 90 days or more delinquent increased by $10.3 million, or 65.6%, to $26.0 million at September 30, 2010, from $15.7 million at June 30, 2010. That increase was primarily attributable to the filing of bankruptcy by a group of related borrowers, which stayed the payment of principal and interest on their loans. We are currently seeking bankruptcy court approval to permit us to foreclose and take possession of real properties collateralizing those loans so that we can dispose of those properties and, thereby, reduce our non-performing assets and recover some of the charge-offs that we have taken on those loans.

On the other hand, loans 30 to 89 days delinquent declined by $15.0 million, or 70.7%, to $6.2 million at September 30, 2010, down from $21.3 million at June 30, 2010. As a result, total past due loans decreased $4.7 million, or 12.7%, to $32.3 million at September 30, 2010, from $37.0 million at June 30, 2010.

Deposits

Average Balances of and Average Interest Rates Paid on Deposits.

Set forth below are the average amounts (in thousands of dollars) of, and the average rates paid on, deposits in the nine months ended September 30, 2010:

	Nine Months Ended September 30, 2010
	Average Balance	Average Rate
Noninterest-bearing demand deposits	$166,272	—
Interest-bearing checking accounts	40,770	0.69%
Money market and savings deposits	132,150	1.17%
Time deposits	634,733	2.29%

Average total deposits	$973,925	1.68%

Deposit Totals. Deposits totaled $955 million at September 30, 2010 as compared to $960 million at December 31, 2009 and $858 million at September 30, 2009. The following table compares the mix of our deposits, as between lower cost core deposits and higher cost time deposits, at September 30, 2010, December 31, 2009 and September 30, 2009, respectively:

	At September 30, 2010		At December 31, 2009		At September 30, 2009
	Amounts	Percent of Total Deposits	Amounts	Percent of Total Deposits	Amounts	Percent of Total Deposits
	(Dollars in thousands)
Core deposits
Non-interest bearing demand deposits	$186,550	19.5%	$183,789	19.1%	$179,270	20.9%
Savings and other interest-bearing transaction deposits	168,189	17.6%	154,968	16.2%	129,483	15.1%
Time deposits	599,919	62.9%	621,681	64.7%	548,785	64.0%

Total deposits	$954,658	100.0%	$960,438	100.0%	$857,538	100.0%

As indicated in the above table, savings and other interest-bearing deposits increased to 17.6% of total deposits at September 30, 2010, from 16.2% of total deposits at December 31, 2009, while time deposits, which bear higher rates of interest than our core deposits, decreased to 62.9% of total deposits at September 30, 2010 from 64.7% of total deposits at December 31, 2009. That change in the mix of deposits contributed to an improvement in our net interest income and net interest margin in this year’s third quarter and nine months year-to-date, as compared to the same period of 2009. See “—Results of Operations—Net Interest Income” above in this Section of this Report.

Set forth below, in thousands of dollars, is a maturity schedule of domestic time certificates of deposit outstanding at September 30, 2010:

	At September 30, 2010
	Certificates of Deposit under $100,000	Certificates of Deposit of $100,000 or More
Maturities
Three months or less	$29,685	$191,607
Over three and through twelve months	69,957	214,093
Over twelve months	26,010	68,567

Total certificates of deposit	$125,652	$474,267

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

Our liquid assets, which included cash and due from banks, federal funds sold, interest earning deposits with financial institutions and unpledged securities available for sale (excluding Federal Reserve Bank and Federal Home Loan Bank stock) totaled $237 million, which represented 21% of total assets, at September 30, 2010.

Cash Flow Used in Operating Activities. Although we incurred a net loss of nearly $12.0 million in the nine months ended September 30, 2010, $10.1 million of that loss represented non-cash charges to the provision for income taxes to increase the valuation allowance for our deferred tax assets. See “Critical Accounting Policies – Deferred Tax Assets” above in this Section of this Report. Consequently, during the nine months ended 30, 2010 we used net cash of $15 million from operating activities primarily to fund the origination of $154 million of mortgage loans, substantially offset by $144 million from the cash proceeds provided by sales of mortgage loans.

Cash Flow Provided by Investing Activities. In the nine months ended September 30, 2010, investing activities provided net cash of $120 million, primarily attributable to $227 million of proceeds from sales of securities available for sale and $68 million of loan repayments, partially offset by $195 million of purchases of securities available for sale.

Cash Flow Used by Financing Activities. In the nine months ended September 30, 2010, we used net cash of $41 million in financing activities, primarily to fund a net decrease of $40 million in borrowings and a $5.8 million decrease in deposits, partially offset by $4.6 million of proceeds from our private placement of Series A Shares, which was completed in August 2010.

Ratio of Loans to Deposits. The relationship between gross loans and total deposits can provide a useful measure of a bank’s liquidity. Since repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loan-to-deposit ratio the less liquid are our assets. On the other hand, since we realize greater yields on loans than we do on investments, a lower loan-to-deposit ratio can adversely affect interest income and earnings. As a result, our goal is to achieve a loan-to-deposit ratio that appropriately balances the requirements of liquidity and the need to generate a fair return on our assets. At September 30, 2010 and December 31, 2009, the loan-to-deposit ratios were 80% and 86%, respectively. The reduction in that ratio at September 30, 2010, as compared to December 31, 2009, was primarily attributable to a decline in loan demand from qualified borrowers due, we believe, to the sluggishness of the economic recovery, and the uncertainties about the future prospects for the economy, which has led many prospective borrowers to curtail expansion and their spending and, hence, their need for loans.

Off Balance Sheet Arrangements

Loan Commitments and Standby Letters of Credit. In order to meet the financing needs of our customers, in the normal course of business we make commitments to extend credit and issue standby commercial letters of credit to or for our customers. At September 30, 2010 and December 31, 2009, we were committed to fund certain loans, including letters of credit, amounting to approximately $174 million and $184 million, respectively.

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

Contractual Obligations

Borrowings. As a source of additional funds that we have used primarily to fund loans and to purchase other interest earning assets, and to provide us with a supplemental source of liquidity, we have obtained long and short term borrowings from the Federal Home Loan Bank (the “FHLB”). As of September 30, 2010, our outstanding FHLB borrowings totaled $101 million, comprised of (i) $53 million of long-term borrowings, with maturities ranging from November 2011 to August 2013, and (ii) $48 million of short-term borrowings, with maturities ranging from November 2010 to August 2011. These borrowings, together with securities sold under agreements to repurchase, have a weighted-average annualized interest rate of 1.43%. By comparison, as of December 31, 2009, our outstanding FHLB borrowings totaled $141 million, comprised of (i) $14 million of long-term borrowings and (ii) $127 million of short-term borrowings which, together with the securities sold under agreements to repurchase, had a weighted-average annualized interest rate of 3.65%.

At September 30, 2010, U.S. agency and mortgage backed securities, U.S. Government agency securities and collateralized mortgage obligations with an aggregate fair market value of $26.6 million and $138 million of residential mortgage and other real estate secured loans were pledged to secure these Federal Home Loan Bank borrowings, repurchase agreements, local agency deposits, and treasury, tax and loan accounts.

The highest amount of borrowings that were outstanding at any month-end during the nine months ended September 30, 2010 consisted of $132 million of FHLB borrowings and $11.8 million of overnight borrowings in the form of securities sold under repurchase agreements. During 2009, the highest amount of borrowings outstanding at any month-end consisted of $208 million of FHLB borrowings and $13 million of overnight borrowings in the form of securities sold under repurchase agreements.

Junior Subordinated Debentures. Pursuant to rulings of the Federal Reserve Board, bank holding companies were permitted to issue long term subordinated debt instruments that, subject to certain conditions, would qualify as and, therefore, augment capital for regulatory purposes. At September 30, 2010, we had outstanding approximately $17.5 million principal amount of 30-year junior subordinated floating rate debentures (the “Debentures”), of which $16.8 million qualified as Tier 1 capital for regulatory purposes as of September 30, 2010. See discussion below under the subcaption “—Capital Resources-Regulatory Capital Requirements.”

Set forth below is certain information regarding the Debentures:

Original Issue Dates:	Principal Amount	Interest Rates	Maturity Dates(1)
September 2002	$7,217	Libor plus 3.40%	September 2030
October 2004	10,310	Libor plus 2.00%	October 2034

Total	$17,527

(1)	Subject to the receipt of prior regulatory approval, we may redeem the Debentures, in whole or in part, without premium or penalty, at any time prior to maturity.

Interest on the Debentures is payable quarterly. However, subject to certain conditions, we have the right to defer those interest payments for up to five years.

As previously reported, in July 2009, we entered into a Memorandum of Understanding (an “MOU”) with the FRB and the DFI which, among other things, required us to obtain prior regulatory approval to pay interest on the Debentures. During the quarter ended September 30, 2010, we were advised by the FRB that it would not approve the payments of interest on the Debentures scheduled to be made on June 24 and July 19, 2010. As a result, we exercised our right, pursuant to the terms of the Debentures, to defer those interest payments. In August 2010, the Company entered into a Written Agreement with the Federal Reserve Bank (the “FRB Agreement”) which, among other things, continues the restriction requiring us to obtain the prior approval of the Federal Reserve Bank to pay interest on the Debentures. Consequently, we expect that it will be necessary for us to exercise our deferral right with respect to subsequent interest payments on the Debentures at least until such time as we are able to return to profitability. Since we have the right, under the terms of the Debentures to defer interest payments for up to five years, the deferral of the June and July 2010 interest payments did not constitute a default under or with respect to the Debentures. Information regarding the FRB Agreement and a companion regulatory order issued by the DFI (the “DFI Order”), and the requirements and restrictions imposed on us by the FRB Agreement and the DFI Order, is set forth below under the subcaption “—Capital Resources— Additional Capital Requirements Imposed by FRB Agreement and DFI Order” and in the Section entitled “Risk Factors” contained in Item 1A of Part II of this Report.

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

•

provides that the aggregate weighted average life of U.S. Government obligations and federal agency securities exclusive of variable rate securities cannot, without approval by the Board of Directors, exceed 10 years and municipal obligations cannot exceed 25 years;

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

The following is a summary of the major components of securities available for sale and a comparison of the amortized cost, estimated fair values and gross unrealized gains and losses, in thousands of dollars, as of September 30, 2010 and December 31, 2009:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
September 30, 2010
Securities Available For Sale:
US Treasury securities	$5,020	$29	$—	$5,049
Mortgage-backed securities issued by US agencies	94,210	173	(164)	94,219
Collateralized mortgage obligations issued by US agencies	—	—	—	—

Total securities issued or guaranteed by US government or US agencies	99,230	202	(164)	99,268
Municipal securities	6,389	103	(10)	6,482
Non-agency collateralized mortgage obligations	3,665	29	(198)	3,496
Asset-backed securities	2,493	—	(1,708)	785
Mutual fund	3,336	—	—	3,336

Total Securities Available For Sale	$115,113	$334	$(2,080)	$113,367

December 31, 2009
Securities Available For Sale:
US Treasury securities	$18,040	$11	$—	$18,051
US agencies and mortgage-backed securities	134,331	89	(1,651)	132,769
Collateralized mortgage obligations	—	—	—	—

Total government and agencies securities	152,371	100	(1,651)	150,820
Municipal securities	10,545	13	(431)	10,127
Non-agency collateralized mortgage obligations	7,094	10	(1,069)	6,035
Asset backed securities	2,704	—	(1,732)	972
Mutual fund	2,260	—	—	2,260

Total Securities Available For Sale	$174,974	$123	$(4,883)	$170,214

At September 30, 2010, U.S. agencies and mortgage backed securities, U.S. Government agency securities, collateralized mortgage obligations and time deposits with an aggregate fair market value of $35 million were pledged to secure Federal Home Loan Bank borrowings, repurchase agreements, local agency deposits, to secure lines of credit at our correspondent banks and treasury, tax and loan accounts.

The amortized cost, at September 30, 2010, of securities available for sale are shown, in thousands of dollars, in the following table, by contractual maturities and historical prepayments based on the prior three months of principal payments. Expected maturities will differ from contractual maturities and historical prepayments, particularly with respect to collateralized mortgage obligations, because borrowers may react to interest rate market conditions differently than the historical prepayment rates.

	September 30, 2010 Maturing in
	One year or less		Over one year through five years		Over five years through ten years		Over ten years		Total
	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield
	(Dollars in thousands)
Securities available for sale:
US Treasury securities	$—	—	$5,020	0.75%	$—	—	$—	—	$5,020	0.75%
US agency/mortgage-backed securities	5,133	2.66%	15,461	2.78	15,582	2.91%	58,034	2.93%	94,210	2.89
Non-agency collateralized mortgage obligations	1,023	2.79	—	—	1,675	3.46	967	3.90	3,665	3.39
Municipal securities	—	—	—	—	1,348	4.10	5,041	4.29	6,389	4.25
Asset backed securities	—	—	—	—	—	—	2,493	—	2,493	—
Mutual funds	3,336	3.30	—	—	—	—	—	—	3,336	3.30

Total Securities Available for sale	$9,492	2.90%	$20,481	2.28%	$18,605	3.05%	$66,535	2.94%	$115,113	2.84%

The table below shows, as of September 30, 2010, the gross unrealized losses and fair values (in thousands of dollars) of our investments, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	Securities With Unrealized Loss as of September 30, 2010
	Less than 12 months		12 months or more		Total
(Dollars In thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
US agency mortgage backed securities	$37,509	$(160)	$484	$(4)	$37,993	$(164)
Municipal securities	—	—	460	(10)	460	(10)
Non-agency collateralized mortgage obligations	—	—	2,444	(198)	2,444	(198)
Asset backed securities	—	—	785	(1,708)	785	(1,708)

Total temporarily impaired securities	$37,509	$(160)	$4,173	$(1,920)	$41,682	$(2,080)

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

The following table sets forth the capital and capital ratios of the Company (on a consolidated basis) and the Bank (on a stand-alone basis) at September 30, 2010, as compared to the respective regulatory requirements applicable to them.

			Applicable Federal Regulatory Requirement
	Actual		Capital Acquacy Purposes		To be Categorized Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk Weighted Assets:
Company	$96,737	11.5%	$67,389	At least 8.0%	N/A	N/A
Bank	93,132	11.1%	67,334	At least 8.0%	$84,167	At least 10.0%
Tier 1 Capital to Risk Weighted Assets:
Company	$86,047	10.2%	$33,694	At least 4.0%	N/A	N/A
Bank	82,450	9.8%	33,667	At least 4.0%	$50,500	At least 6.0%
Tier 1 Capital to Average Assets:
Company	$86,047	7.4%	$46,598	At least 4.0%	N/A	N/A
Bank	82,450	7.1%	46,492	At least 4.0%	$58,115	At least 5.0%

At September 30, 2010 the Bank (on a stand-alone basis) continued to qualify as a well-capitalized institution, and the Company continued to exceed the minimum required capital ratios, under the capital adequacy guidelines described above.

The consolidated total capital and Tier 1 capital of the Company, at September 30, 2010, include an aggregate of $16.8 million principal amount of Junior Subordinated Debentures that we issued in 2002 and 2004. We contributed that amount to the Bank over a six year period ended December 31, 2009, thereby providing it with additional cash to fund the growth of its banking operations and, at the same time, to increase its total capital and Tier 1 capital.

Additional Capital Requirements under FRB Agreement and DFI Order.

On August 31, 2010, the members of the respective Boards of Directors of the Company and the Bank entered into the FRB Agreement and the Bank consented to the issuance of the DFI Order. The principal purposes of the FRB Agreement and the DFI Order, which constitute formal supervisory actions by the FRB and the DFI, are to require us to adopt and implement formal plans and take certain actions, as well as to continue implementing measures that we previously adopted, to address the adverse consequences that the economic recession has had on the performance of our loan portfolio and our operating results and to increase our capital to strengthen our ability to weather any further adverse conditions that might arise if the improvement in the economy does not materialize or remains sluggish.

The Agreement and Order contain substantially similar provisions. They require the Boards of Directors of the Company and the Bank to prepare and submit written plans to the FRB and the DFI that address a number of matters, including improving the Bank’s position with respect to problem assets, maintaining adequate reserves for loan and lease losses in accordance with applicable supervisory guidelines, and improving the capital position of the Bank and, in the case of the FRB Agreement, the capital position of the Company. The Bank is also prohibited from paying dividends to the Company without the prior approval of the DFI, and without the prior approval of the FRB the Company may not declare or pay cash dividends, repurchase any of its shares, make interest or principal payments on its Debentures or incur or guarantee any debt.

Under the FRB Agreement, the Company also must submit a capital plan to the FRB that will meet with its approval and then implement that plan. Under the DFI Order, the Bank is required to achieve a ratio of adjusted tangible shareholders’ equity to its tangible assets to 9.0% by January 31, 2011, by raising additional capital, generating earnings or reducing the Bank’s tangible assets (subject to a 15% limitation on such a reduction) or a combination thereof and, upon achieving that ratio, to thereafter maintain that ratio during the term of the Order. At September 30, 2010, the Bank’s ratio of adjusted tangible shareholders’ equity to tangible assets was 7.1%.

We have begun taking steps to meet the requirements of the FRB Agreement and the DFI Order, including the preparation of a capital augmentation plan for submission to the FRB and we are actively exploring alternatives for raising additional capital to meet the capital requirements of the DFI Order. However, no assurance can be given that we will be able to meet those requirements. Moreover, even if we succeed in raising such capital, doing so may be dilutive of the share ownership of our existing shareholders. See “Risk Factors” in Item 1A of Part II of this Report below.

Sale of Series A Convertible 10% Cumulative Preferred Stock. As previously reported in a Current Report filed with the SEC on Form 8-K dated October 6, 2009, we commenced a private placement to a limited number of accredited investors (as defined in Regulation D under the Securities Act of 1933, as amended) of a new issue of Series A Convertible 10% Cumulative Preferred Stock (the “Series A Shares”), at $100 per Series A Share. We sold a total of 126,550 Series A Shares, raising gross proceeds of $12.655 million, in the private placement, which we concluded in August 2010. We are using the net proceeds from the sale of the Series A Shares for general corporate purposes, which included a $7 million capital contribution by us to the Bank in order to increase its equity capital and to provide it with cash to fund additional loans and other interest-earning assets and meet working capital requirements.

Dividends cumulate on the Series A Shares at a rate of 10% per annum and, at September 30, 2010, accumulated but unpaid dividends on the Series A Shares totaled $815,000. Each outstanding Series A Share is convertible at the option of its holder, at a conversion price of $7.65 per share, into 13.07 shares of our common stock (as the same may be adjusted pursuant to the anti-dilution provisions applicable to the Series A Shares). On the second anniversary of the original issue date of the Series A Shares (the “Automatic Conversion Date”), all Series A Shares then outstanding will automatically convert into common stock at the then conversion price, subject to the payment by the Company, in cash, of the accumulated, but unpaid, dividends on those Series A Shares. If, however, due to regulatory restrictions or for any other reason, the Company is unable, on the Automatic Conversion Date, to pay the accumulated, but unpaid dividends in cash, then, the Automatic Conversion Date would be extended, and those Shares would remain outstanding and would continue to accumulate dividends, until such time as the Company is able to pay such dividends, in cash. A more detailed description of the rights, preferences and privileges of and restrictions on the Series A Shares is contained in the above-referenced Current Report on Form 8-K dated October 6, 2009, and the foregoing summary is qualified by reference to that description.

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

The Board also authorized share repurchase programs, in June 2005 and in October 2008, when the Board concluded that, at prevailing market prices, the Company’s shares represented an attractive investment opportunity and, therefore, that share repurchases would be a good use of Company funds. No shares were purchased under this program in the nine months ended September 30, 2010.

In the first quarter of 2009, the Board of Directors decided that the prudent course of action, in light of the economic recession, was to preserve cash to enhance the Bank’s capital position and to be in a position to take advantage of improved economic and market conditions in the future. Moreover, the MOU entered into with the FRB and DFI in July 2009 and the FRB Agreement and DFI Order (which superseded the MOU) prohibit the payment of cash dividends and share repurchases without the approval of those regulatory agencies. Accordingly, we do not expect to pay dividends or make share purchases at least for the foreseeable future.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, in connection with the filing of this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2010. Based on the evaluation, our CEO and CFO have concluded that, as of, September 30, 2010 the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to disclose in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules of the Securities and Exchange Commission and that such information is accumulated and communicated to management, including our Chief Executive and Chief Financial Officers, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting except for the remediation of material weakness disclosed on Form 10-K for the year ended December 31, 2009 and on Form 10-Q for the quarter ended September 30, 2009, relating to our internal controls over the preparation and review of allowance for loan losses.

PART II

ITEM 1.	LEGAL PROCEEDINGS

James Laliberte, et al. vs. Pacific Mercantile Bank. This lawsuit was originally filed in May 2003 in the California Superior Court for the County of Orange (Case No. 030007092). Information regarding this lawsuit is contained in Item 3 of Part I of our Annual Report on Form 10-K for our fiscal year ended December 31, 2009, and there have been no subsequent developments in that case since we filed that Annual Report with the SEC on April 1, 2010.

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

Risks and Uncertainties Posed by the FRB Agreement and the DFI Order.

As previously reported in our Current Report on Form 8-K dated August 31, 2010, the members of the respective Boards of Directors of the Company and the Bank entered into a Written Agreement (the “Agreement”) with the Federal Reserve Bank of San Francisco (the “FRB”). On the same date, the Bank consented to the issuance of a Final Order (the “Order”) by the California Department of Financial Institutions (the “DFI”). The principal purposes of the FRB Agreement and the DFI Order, which constitute formal supervisory actions by the FRB and the DFI, are to require us to adopt and implement formal plans and take certain actions, as well as to continue implementing measures that we previously adopted, to address the adverse consequences that the economic recession has had on the performance of our loan portfolio and our operating results and to increase our capital to strengthen our ability to weather any further adverse conditions that might arise if the hoped-for improvement in the economy does not materialize. Set forth below is a description of material risks and uncertainties created by the FRB Agreement and DFI Order.

We are required to raise additional equity capital, but that capital may not be available or may not be on terms acceptable to us. The DFI Order requires us to increase the Bank’s ratio of tangible shareholder’s equity-to-total tangible assets to 9.0% which, in turn, will require us to raise additional equity capital by January 31, 2011. However, our ability to raise additional capital will depend on conditions in the capital markets, economic conditions and a number of other factors, many of which are outside our control, as well as our financial performance. Accordingly, there is no assurance that we will be able to raise additional capital there is no assurance that, if required, we will be able to raise additional capital in amounts sufficient to meet regulatory requirements on terms acceptable to us or otherwise. If we are unable to raise such additional capital, the DFI and the FRB could (i) require us to reduce the size of our loan portfolio by limiting the volume of new loans that we can make or by selling loans or other interest-earning assets as a means of increasing our capital ratios, or (ii) impose other restrictions on our business operations, either or both of which would adversely affect our results of operations and the market price of our shares.

Our shareholders may be diluted by the sale of additional shares of our common stock in the future. In order to raise the additional capital required by the DFI Order, it will be necessary for us to sell additional shares of our common stock at a time when the market prices of bank stocks, including our own, are at historic lows. As a result, the sale of additional shares is likely to be dilutive of the ownership that our existing shareholders have in the Company.

The Company and the Bank are subject to additional regulatory oversight pursuant to the FRB Agreement and the DFI Order which may increase the costs of doing business and restrict our ability to grow our banking franchise. Under the terms of the FRB Agreement and DFI Order, the Company and the Bank are required to implement certain corrective and remedial measures within strict time frames. Among other things, we are required to maintain certain levels of liquidity and loan loss reserves, which could reduce our operating income. In addition, we are required to increase management oversight of our operations and we will be subject to more frequent regulatory examinations, which may increase our operating expenses. However, at the same time, we will be continuing our efforts to reduce our operating expenses in order to improve our results of operations, which could require cutbacks in staffing and the implementation of other measures, including possibly reducing the scope of our operations or the size of the Bank.

As a consequence, the FRB Agreement and the DFI Order could have a material adverse effect on our business, financial condition, results of operations, cash flows or future prospects.

The Bank is restricted from paying dividends to us and we are restricted from paying dividends to shareholders and from making payments on our trust preferred securities. The payment of dividends by the Bank to us is our primary source of funds for paying dividends to our shareholders and paying our financial obligations, which currently consist primarily of interest payments on our junior subordinated debentures (the “Debentures”). Pursuant to the FRB Agreement and DFI Order, the Bank may not pay cash dividends to us and we may not pay cash dividends to our shareholders or interest on the Debentures without the prior approval of the FRB and the DFI. As previously reported, we began to defer interest payments on the Debentures earlier this year, when we were advised by the FRB that it would not approve further interest payments pending an improvement in our operating results and we cannot predict when the FRB will permit us to resume such payments. Although we are permitted to defer interest payments on the Debentures for up to 20 consecutive quarters, and we have sufficient cash to make the required interest payments on the Debentures, if we are not permitted by the FRB to pay the deferred interest and resume making interest payments by the end of that five year period, then we would be in default of our obligations under the Debentures, in which event the entire principal amount of and accrued but unpaid interest on the Debentures would become immediately due and payable.

Failure to satisfy the requirements of the FRB Agreement or the DFI Order could subject us to regulatory enforcement actions and additional restrictions on our business. There is no assurance that we will be able to meet the requirements of the FRB Agreement or the DFI Order. If we are unable to do so, the FRB and DFI could subject us to additional regulatory enforcement actions, which could include the assessment of civil money penalties on us and the Bank, as well as our respective directors, officers and other affiliated parties, and the imposition of further restrictions on our business, or even the termination of the Bank’s FDIC deposit insurance in the event we are unable to generate profits or we were to suffer a significant decline in our capital position.

The enactment of the Wall Street Reform and Consumer Protection Act poses uncertainties for our business and is likely to increase our costs of doing business in the future.

On July 21, 2010, the President signed into law the Wall Street Reform and Consumer Protection Act (the “Act”) which requires a restructuring of the bank regulatory system in the United States and will require us to make changes in our business that are likely to increase our operating costs. In addition, the Act presents considerable uncertainties for us, as well as other banking institutions, which will not be resolved until federal regulations are adopted to implement the Act, which will take at least one and possibly two years. As a result, it is not possible to measure or predict, with any degree of certainty, what the full impact of the Act will have on our business and our operating results in the future.

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

PACIFIC MERCANTILE BANCORP

Date: November 10, 2010	By:	/s/ NANCY A. GRAY
Nancy A. Gray, Chief Financial Officer

S-1

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

Exhibit 31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

E-1