Form 10-Q
period 2011-03-31
PACIFIC MERCANTILE BANCORP
filed 2011-05-11
CIK 1109546

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

10,434,665 shares of Common Stock as of May 2, 2011

QUARTERLY REPORT ON FORM 10Q

FOR

THE QUARTER ENDED MARCH 31, 2011

(i)

PART I. — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except per share data)

(Unaudited)

	March 31, 2011	December 31, 2010
ASSETS
Cash and due from banks	$9,063	$7,306
Interest bearing deposits with financial institutions	44,691	25,372

Cash and cash equivalents	53,754	32,678
Interest-bearing time deposits with financial institutions	1,978	2,078
Federal Reserve Bank and Federal Home Loan Bank Stock, at cost	12,408	12,820
Securities available for sale, at fair value	167,947	178,301
Loans held for sale, at lower of cost or market	19,260	12,469
Loans (net of allowances of $18,366 and $18,101, respectively)	699,084	722,210
Investment in unconsolidated subsidiaries	682	682
Other real estate owned	27,766	33,170
Accrued interest receivable	3,000	3,259
Premises and equipment, net	971	935
Other assets	9,675	17,268

Total assets	$996,525	$1,015,870

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$154,650	$144,079
Interest-bearing	674,930	672,147

Total deposits	829,580	816,226
Borrowings	78,000	112,000
Accrued interest payable	1,018	985
Other liabilities	6,089	5,716
Junior subordinated debentures	17,527	17,527

Total liabilities	932,214	952,454

Commitments and contingencies (Note 2)	—	—
Shareholders’ equity:
Preferred stock, no par value, 2,000,000 shares authorized, 126,550 shares issued and outstanding at March 31, 2011 and December 31, 2010, liquidation preference $100 per share plus accumulated declared and unpaid dividends at March 31, 2011 and December 31, 2010	12,655	12,655
Common stock, no par value, 20,000,000 shares authorized, 10,434,665 shares issued and outstanding at March 31, 2010 and December 31, 2010	73,122	73,058
Accumulated deficit	(15,873)	(17,553)
Accumulated other comprehensive loss	(5,593)	(4,744)

Total shareholders’ equity	64,311	63,416

Total liabilities and shareholders’ equity	$996,525	$1,015,870

The accompanying notes are an integral part of these consolidated financial statements.

Part I. Item 1. (continued)

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except for shares and per share data)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Interest income:
Loans, including fees	$10,162	$11,965
Securities available for sale and stock	1,273	1,584
Interest-bearing deposits with financial institutions	26	110

Total interest income	11,461	13,659
Interest expense:
Deposits	2,497	4,288
Borrowings	358	924

Total interest expense	2,855	5,212

Net interest income	8,606	8,447
Provision for loan losses	—	1,200

Net interest income after provision for loan losses	8,606	7,247
Noninterest income
Total other-than-temporary impairment of securities	41	(1,754)
Less: Portion of other-than-temporary impairment losses recognized in other comprehensive loss	93	1,720

Net impairment loss recognized in earnings	(52)	(34)
Service fees on deposits and other banking services	273	339
Mortgage banking (including net gains on sales of loans held for sale)	839	569
Net gains on sale of securities available for sale	11	205
Net gains on sale of other real estate owned	107	—
Other	180	266

Total noninterest income	1,358	1,345
Noninterest expense
Salaries and employee benefits	3,977	4,337
Occupancy	630	681
Equipment and depreciation	357	354
Data processing	163	180
Customer expense	65	101
FDIC expense	802	458
Other real estate owned expense	374	334
Professional fees	961	913
Other operating expense	955	1,009

Total noninterest expense	8,284	8,367

Income before income taxes	1,680	225
Income tax provision	—	99

Net income	1,680	126
Accumulated undeclared dividends on preferred stock	(312)	(208)

Net income (loss) allocable to common shareholders	$1,368	$(82)

Income (loss) per common share:
Basic	$0.13	$(0.01)
Diluted	$0.13	$(0.01)
Weighted average number of common shares outstanding:
Basic	10,434,665	10,434,665
Diluted	10,456,249	10,434,665

The accompanying notes are an integral part of these consolidated financial statements.

Part I. Item 1. (continued)

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Net income	$1,680	$126
Other comprehensive (loss) gain, net of tax:
Change in unrealized (loss) gain on securities available for sale	(807)	554
Change in net unrealized loss and prior service benefit on supplemental executive retirement plan	(42)	(6)

Total comprehensive income	$831	$674

The accompanying notes are an integral part of these consolidated financial statements.

Part I. Item 1. (continued)

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Cash Flows From Operating Activities:
Net income	$1,680	$126
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	122	132
Provision for loan losses	—	1,200
Net amortization of premium on securities	166	189
Net gains on sales of securities available for sale	(11)	(205)
Net gains on sales and mark to market of mortgage loans held for sale	(605)	(473)
Proceeds from sales of mortgage loans held for sale	48,253	27,013
Originations and purchases of mortgage loan held for sale	(54,439)	(35,897)
Other than temporary impairment on securities available for sale	52	34
Net amortization of deferred fees and unearned income on loans	(154)	(125)
Net gain on sales of other real estate owned	(107)	—
Net gain on sale of fixed assets	(8)	—
Write downs of other real estate owned	—	28
Stock-based compensation expense	64	45
Capitalized cost of other real estate owned	(155)	(547)
Changes in operating assets and liabilities:
Accrued interest receivable	259	58
Other assets	62	(338)
Deferred taxes	—	317
Income taxes receivable	7,531	185
Accrued interest payable	33	(883)
Other liabilities	331	(472)

Net cash used in operating activities	3,074	(9,613)
Cash Flows From Investing Activities:
Net decrease (increase) in interest-bearing time deposits with financial institutions	100	(150)
Maturities of and principal payments received for securities available for sale and other stock	3,378	22,122
Purchase of securities available for sale and other stock	—	(59,813)
Proceeds from sale of securities available for sale and other stock	6,374	31,589
Proceeds from sale of other real estate owned	7,112	—
Net decrease in loans	20,303	22,051
Purchases of premises and equipment	(158)	(33)
Proceeds from sales of loans	1,586	—
Net gain on sales of loans	(55)	—
Proceeds from sale of premises and equipment	8	—

Net cash provided by investing activities	38,648	15,766
Cash Flows From Financing Activities:
Net increase in deposits	13,354	36,049
Proceeds from issuances of Series A Cumulative Preferred Stock	—	800
Net decrease in borrowings	(34,000)	(32,978)

Net cash (used in) provided by financing activities	(20,646)	3,871

The accompanying notes are an integral part of these consolidated financial statements.

Part I. Item 1. (continued)

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Net increase in cash and cash equivalents	$21,076	$10,024
Cash and Cash Equivalents, beginning of period	32,678	141,651

Cash and Cash Equivalents, end of period	$53,754	$151,675

Supplementary Cash Flow Information:
Cash paid for interest on deposits and other borrowings	$2,821	$6,095

Cash paid for income taxes	$—	$—

Non-Cash Investing Activities:
Net increase in net unrealized losses and prior year service cost on supplemental employee retirement plan, net of tax	$(42)	$(6)

Net (decrease) increase in net unrealized gains and losses on securities held for sale, net of income tax	$(807)	$554

Transfer into other real estate owned	$1,446	$—

Transfer of loans held for sale to loans held for investment	$—	$1,800

Mark to market gain adjustment of equity securities	$(21)	$(29)

The accompanying notes are an integral part of these consolidated financial statements.

Part I. Item 1. (continued)

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Shares and dollars in thousands)

(Unaudited)

For The Three Months Ended March 31, 2011

	Preferred Stock		Common Stock			Accumulated Other
	Number of Shares	Amount	Number of Shares	Amount	Accumulated Deficit	Comprehensive (Loss)	Total
Balance at December 31, 2010	127	$12,655	10,435	$73,058	$(17,553)	$(4,744)	$63,416
Stock based compensation expense	—	—	—	64	—	—	64
Comprehensive income:
Net income	—	—	—	—	1,680	—	1,680
Change in unrealized loss on securities held for sale, net of taxes	—	—	—	—	—	(807)	(807)
Change in unrealized loss on supplemental executive retirement plan	—	—	—	—	—	(42)	(42)

Balance at March 31, 2011	127	$12,655	10,435	$73,122	$(15,873)	$(5,593)	$64,311

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

These unaudited consolidated financial statements have been prepared on a basis consistent with prior periods, and should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2010, and the notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934.

Our consolidated financial position at March 31, 2011, and the consolidated results of operations for the three month period ended March 31, 2011, are not necessarily indicative of what our financial position will be as of December 31, 2011, or of the results of our operations that may be expected for the full year ending December 31, 2011.

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

Recent Accounting Pronouncements

In April 2011, the FASB issued Accounting Standards Update No. 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring (“ASU No. 2011-02”). ASU No. 2011-02 requires a creditor to separately conclude that 1) the restructuring constitutes a concession and 2) the debtor is experiencing financial difficulties in order for a modification to be considered a troubled debt restructuring (“TDR”). The guidance was issued to provide clarification and to address diversity in practice in identifying TDR’s. It is effective for the Company in the third quarter of 2011 and will be applied retrospectively to the beginning of the year. Although evaluation of the impact is not complete, it is not expected to have a material impact on the Company’s results of operations, financial position, or disclosures.

In July 2010, the FASB issued guidance that requires enhanced disclosures surrounding the credit characteristics of Company’s loan portfolio. Under the new guidance, the Company is required to disclose its accounting policies, the methods it uses to determine the components of the allowance for credit losses, and qualitative and quantitative information about the credit risk inherent in the loan portfolio, including additional information on certain types of loan modifications. For the Company, the new disclosures became effective for the 2010 annual report. For additional information, see Note 9. The adoption of this guidance only affects the Company’s disclosures of financing receivables and not its consolidated balance sheets or results of operations. In January 2011, the FASB issued guidance that deferred the effective date of certain disclosures in this guidance regarding troubled debt restructurings (“TDR”), pending resolution on the FASB’s project to amend the scope of TDR guidance.

In January 2010, the FASB issued Accounting Standards Update No. 2010-6, Improving Disclosures About Fair Value Measurements (ASU 2010-6). The ASU amends Codification Topic 820 Fair Value Measurements and Disclosures to add new disclosure requirements for transfers into and out of Levels 1 and 2 fair value measurements, as well as separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 fair value measurements. ASU 2010-6 is effective for the first reporting period (including interim periods) beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. ASU 2010-6 only adds new disclosure requirements regarding the breakout of purchases, issuances, sales, and settlements of Level 3 fair value measurements, and as a result, its adoption did not have an impact on the Company’s consolidated financial statements.

Commitments and Contingencies

Commitments

To meet the financing needs of our customers in the normal course of business, we are a party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements. At March 31, 2011, loan commitments and letters of credit totaled $132 million and $3 million, respectively. The contractual amount of a credit-related financial instrument such as a commitment to extend credit, a credit-card arrangement or a letter of credit represents the amounts of potential accounting loss should the commitment be fully drawn upon, the customer were to default, and the value of any existing collateral securing the customer’s payment obligation become worthless.

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

Legal Proceedings

James Laliberte, et al. vs. Pacific Mercantile Bank, filed in May 2003 in the California Superior Court for the County of Orange (Case No. 030007092). Information regarding this law suit is contained under the caption “—Commitments and Contingencies—Legal Proceeding” in, and is incorporated herein by reference to, Note 15 of Item 8 of Part II of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (the “2010 10-K”) filed with the SEC on March 31, 2011.

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

However, as previously reported, notwithstanding those efforts, which are continuing, we were not able to raise the capital needed to increase the Bank’s ratio of tangible equity-to-tangible assets to 9.0% by January 31, 2011, as required by the DFI Order. Nevertheless, the DFI has notified us that it will not take any action against the Bank at this time because the Bank has not, as yet, met that capital requirement. We understand that this decision was based on the progress we have made since August 31, 2010 in increasing the Bank’s capital ratio, improvements made in the Bank’s financial condition, including reductions in loan charge-offs, and the Bank’s classification as a “well-capitalized” banking institution under federal bank regulatory guidelines and federally established prompt corrective action regulations.

We cannot, however, predict when or even if we will succeed in meeting the capital requirements of the DFI Order in the near term and the DFI is not precluded from taking enforcement action against the Bank if its financial condition were to worsen or if Bank failed to achieve further improvements in its capital ratio.

3.	Earnings Per Share (“EPS”)

Basic EPS excludes dilution and is computed by dividing net income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted to common stock that would then share in our earnings. For the three months ended March 31, 2011 and 2010, outstanding options to purchase 900,020 and 1,146,344 shares, respectively, were not considered in computing diluted earnings (loss) per common share because they were anti-dilutive.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements (Cont-)

(Unaudited)

3.	Earnings Per Share (“EPS”) (Cont-)

The following table shows how we computed basic and diluted EPS for the three month periods ended March 31, 2011 and 2010.

	Three Months Ended March 31,	Three Months Ended March 31
	2011	2010
Net income	$1,680	$126
Accumulated undeclared dividends on preferred stock	(312)	(208)

Net income (loss) allocable to common shareholders (A)	$1,368	$(82)

Weighted average outstanding shares of common stock (B)	10,435	10,435
Dilutive effect of employee stock options and warrants	21	—

Common stock and common stock equivalents (C)	10,456	10,435

Income (Loss) per common share:
Basic (A/B)	$0.13	$(0.01)
Diluted (A/C)	$0.13	$(0.01)

4.	Stock-Based Employee Compensation Plans

At the Company’s 2010 Annual Meeting, held on May 25, 2010, our shareholders approved a 2010 Equity Incentive Plan (the “2010 Plan”), which provides for the grant of equity incentives, consisting of options, restricted shares and stock appreciation rights (“SARs”) to officers, other key employees and directors of the Company and the Bank. The 2010 Plan sets aside, for the grant or awarding of such equity incentives, 400,000 shares of our common stock, plus an additional 158,211 shares of common stock which was equal to the total of the shares that were then available for the grant of equity incentives under our shareholder-approved 2008 and 2004 Plans (the “Previously Approved Plans”). At the same time, those 158,211 shares ceased to be issuable under the Previously Approved Plans. As a result, upon approval of the 2010 Plan by our shareholders, a total of 558,211 shares were available for the grant or awarding of equity incentives under the that plan.

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

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements (Cont-)

(Unaudited)

4.	Stock-Based Employee Compensation Plans (Cont-)

Under ASC 718-10, we recognize in our financial statements the fair values of the options or any restricted shares that we grant as compensation cost over their respective service periods.

The fair values of the options that were outstanding at March 31, 2011 under the 2010 Plan or the Previously Approved Plans (collectively referred to as the “Plans”) were estimated as of their respective dates of grant using the Black-Scholes option-pricing model. For additional information regarding the Company’s stock based compensation plans, refer to Note 12 – “Stock-Based Employee Compensation Plans” in the Notes to Consolidated Financial Statement included in the Company’s Form 10-K for the year ended December 31, 2010. The table below summarizes the weighted average assumptions used to determine the fair values of the options granted during the following periods:

	Three Months Ended March 31,
	2011(1)	2010
Assumptions with respect to:
Expected volatility	—	34%
Risk-free interest rate	—	3.07%
Expected dividends	—	0.26%
Expected term (years)	—	6.9
Weighted average fair value of options granted during period	$—	$1.20

(1)	There were no options granted in the first quarter of 2011.

The following tables summarize the stock option activity under the Plans during the three months ended March 31, 2011 and 2010, respectively.

	Number of Shares	Weighted- Average Exercise Price Per Share	Number of Shares	Weighted- Average Exercise Price Per Share
	2011		2010
Outstanding – January 1,	1,177,642	$7.57	1,162,744	$8.93
Granted	—	—	169,122	2.97
Exercised	—	—	—	—
Forfeited/Canceled	(1,000)	3.11	(185,522)	7.44

Outstanding – March 31,	1,176,642	7.57	1,146,344	8.29

Options Exercisable – March 31,	751,180	$9.80	796,047	$10.11

There were no options exercised during either of the three months ended March 31, 2011 and 2010. The fair values of vested options at March 31, 2011 and 2010, were $68,000 and $82,000, respectively.

The following table provides additional information regarding the vested and unvested options that were outstanding at March 31, 2011.

	Options Outstanding as of March 31, 2011				Options Exercisable as of March 31, 2011(1)
	Vested	Unvested	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Shares	Weighted Average Exercise Price
$ 2.97 – $5.99	125,920	410,702	$3.36	8.95	125,920	$3.37
$ 6.00 – $9.99	180,877	7,200	7.60	0.96	180,877	7.63
$10.00 – $12.99	311,100	—	11.23	2.88	311,100	11.23
$13.00 – $17.99	113,783	7,560	15.09	4.39	113,783	15.07
$18.00 – $18.84	19,500	—	18.06	4.84	19,500	18.06

	751,180	425,462	$7.57	5.53	751,180	$9.80

(1)	The weighted average remaining contractual life of the options that were exercisable as of March 31, 2011 was 3.58 years.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements (Cont-)

(Unaudited)

4.	Stock-Based Employee Compensation Plans (Cont-)

The aggregate intrinsic values of options that were outstanding and exercisable under the Plans at March 31, 2011, and 2010, were $107,000 and zero, respectively.

A summary of the status of the unvested options as of December 31, 2010, and changes in the number of shares subject to and in the weighted average grant date fair values of the unvested options during the three months ended March 31, 2011, are set forth in the following table.

	Number of Shares Subject to Options	Weighted Average Grant Date Fair Value
Unvested at December 31, 2010	461,480	$1.43
Granted	—	—
Vested	(35,018)	1.93
Forfeited/Cancelled	(1,000)	1.17

Unvested at March 31, 2011	425,462	$1.39

The aggregate amounts of stock based compensation expense recognized in our consolidated statements of operations for the three months ended March 31, 2011 and 2010, were $64,000 and $82,000, respectively, in each case net of taxes. At March 31, 2011, the weighted average period over which nonvested awards were expected to be recognized was 1.43 years.

The following table sets forth the compensation expense which was expected to be recognized during the periods presented below in respect of non-vested stock options outstanding at March 31, 2011:

Estimated Stock Based Compensation Expense
(In thousands)
For the years ending March 31,
2011	$179
2012	206
2013	121
2014	13
2015	8

$527

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements (Cont-)

(Unaudited)

5.	Employee Benefit Plan

The Company has established a Supplemental Retirement Plan (“SERP”) for its Chief Executive Officer. The components of net periodic benefit cost for the SERP are set forth in the table below:

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Service cost	$49	$47
Interest cost	35	32
Expected return on plan assets	—	—
Amortization of prior service cost	4	4
Amortization of net actuarial loss	1	6

Net periodic SERP cost	$89	$89

6.	Income Taxes

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

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements (Cont-)

(Unaudited)

6.	Income Taxes (Cont.-)

If, in the future, market and economic conditions and our financial performance were to improve and, as a result, it were to become more likely than not that we will be able to utilize a portion of the tax benefits with respect to which we had established that valuation allowance, then we would be able to reverse that portion of the valuation allowance, which would then become available to reduce income tax expense that we would otherwise have to record in future periods. For example, we were able to reverse the valuation allowance by an amount sufficient to offset fully the provision for income taxes which we would otherwise have recorded for the three months ended March 31, 2011.

The Company files income tax returns with the U.S. federal government and the state of California. As of March 31, 2011, we were subject to examination by the Internal Revenue Service with respect to our U.S. federal tax returns and the Franchise Tax Board for California, for the 2006 to 2009 tax years. We do not believe there will be any material adverse changes in our unrecognized tax benefits over the next 12 months.

Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of tax expense. We did not have any accrued interest or penalties associated with any unrecognized tax benefits, and no interest expense was recognized during the three months ended March 31, 2011 and 2010. Our effective tax rate differs from the federal statutory rate primarily due to tax free income on municipal bonds and certain non-deductible expenses recognized for financial reporting purposes and state taxes.

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

The following table shows the recorded amounts of assets measured at fair value on a recurring basis.

	At March 31, 2011 (Dollars in thousands)
	Total	Level 1	Level 2	Level 3
Investment securities available for sale	$167,947	$4,230	$162,489	$1,228

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements (Cont-)

(Unaudited)

7.	Fair Value Measurements (Cont.-)

The changes in Level 3 assets measured at fair value on a recurring basis are summarized in the following table:

Investment Securities Available for Sale (Dollars in thousands)
Balance of recurring Level 3 instruments at January 1, 2011	$1,243
Total gains or losses (realized/unrealized):
Included in earnings-realized	—
Included in earnings-unrealized (1)	(52)
Included in other comprehensive income	2,088
Purchases, sales, issuances and settlements, net	—
Transfers in and/or out of Level 3	(2,051)

Balance of Level 3 assets at March 31, 2011	$1,228

(1)	Amount reported as other than temporary impairment loss in the noninterest income portion of the Statement of Operations.

Assets Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market or that were recognized at a fair value below cost at the end of the period.

Impaired Loans. ASC 820-10 applies to loans measured for impairment in accordance with ASC 310-10, Accounting by Creditors for Impairment of a Loan, including impaired loans measured at an observable market price (if available), and at the fair value of the loan’s collateral (if the loan is collateral dependent). The fair value of an impaired loan is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance for possible losses represent loans for which the fair value of the expected repayments or collateral exceeds the recorded investments in such loans. When the fair value of the collateral is based on an observable market price or a current appraised value, we record the impaired loan at Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, we record the impaired loan at Level 3.

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

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements (Cont-)

(Unaudited)

7.	Fair Value Measurements (Cont.-)

Information regarding assets measured at fair value on a nonrecurring basis is set forth in the table below.

	At March 31, 2011 (in thousands)
	Total	Level 1	Level 2	Level 3
Loans	$28,551	$—	$10,358	$18,193
Loans held for sale	19,260	—	—	19,260
Other assets(1)	27,766	—	27,766	—

Total	$75,577	$—	$38,124	$37,453

(1)	includes foreclosed assets.

There were no transfers in or out of level 3 measurements for nonrecurring items during the three months ended March 31, 2011.

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

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements (Cont-)

(Unaudited)

7.	Fair Value Measurements (Cont.-)

however, to date, we have not done so. The fair values of that stock are equal to their respective carrying amounts, are classified as restricted securities and are periodically evaluated for impairment based on our assessment of the ultimate recoverability of our investments in that stock. Any cash or stock dividends paid to us on such stock are reported as income.

Loans Held for Sale. Loans held for sale are carried at the lower of cost or market value. The fair value of loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics. As such, the Company classifies loans subjected to nonrecurring fair value adjustments as Level 3. There were no fair value adjustments related to the $19.3 million of loans held for sale at March 31, 2011.

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

Junior Subordinated Debentures. The fair value of the junior subordinated debentures is based on quoted market prices of the underlying securities. These securities are variable rate in nature and reprice quarterly.

Commitments to Extend Credit and Standby Letters of Credit. The fair value of commitments to extend credit and standby letters of credit, are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. These fees were not material in amount either at March 31, 2011, or December 31, 2010.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements (Cont-)

(Unaudited)

7.	Fair Value Measurements (Cont.-)

The estimated fair values and related carrying amounts of the Company’s financial instruments are as follows:

	March 31, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$53,754	$53,754	$32,678	$32,678
Interest-bearing deposits with financial institutions	1,978	1,978	2,078	2,078
Federal Reserve Bank and Federal Home Loan Bank stock	12,408	12,408	12,820	12,820
Securities available for sale	167,947	167,947	178,301	178,301
Mortgage loans held for sale	19,260	19,260	12,469	12,469
Loans, net	699,084	686,310	722,210	712,878
Financial Liabilities:
Noninterest bearing deposits	154,650	154,650	144,079	144,079
Interest-bearing deposits	674,930	677,369	672,147	674,264
Borrowings	78,000	78,665	112,000	112,763
Junior subordinated debentures	17,527	17,527	17,527	17,527

8.	Investment Securities Available For Sale

The following table sets forth the major components of securities available for sale and compares the amortized costs and estimated fair market values of, and the gross unrealized gains and losses on, these securities at March 31, 2011 and December 31, 2010:

	March 31, 2011				December 31, 2010
	Amortized Cost	Gross Unrealized		Fair Value	Amortized Cost	Gross Unrealized		Fair Value
		Gain	Loss			Gain	Loss
	(Dollars in thousands)
Securities Available for Sale
Mortgage backed securities issued by U.S. Agencies(1)	157,043	31	(2,847)	154,227	166,421	24	(2,009)	164,436
Municipal securities	6,389	—	(539)	5,850	6,389	—	(417)	5,972
Collateralized mortgage obligations issued by non agency(1)	3,399	25	(187)	3,237	3,500	21	(244)	3,277
Asset backed securities(2)	2,441	—	(2,038)	403	2,493	—	(2,122)	371
Mutual funds(3)	4,230	—	—	4,230	4,245	—	—	4,245

Total Securities Available for Sale	$173,502	$56	$(5,611)	$167,947	$183,048	$45	$(4,792)	$178,301

(1)	Secured by closed-end first lien 1-4 family residential mortgages.
(2)	Comprised of a security that represents an interest in a pool of trust preferred securities issued by U.S.-based banks and insurance companies
(3)	Consists primarily of mutual fund investments in closed-end first lien 1-4 family residential mortgages.

At March 31, 2011 and December 31, 2010, U.S. agencies/mortgage backed securities and collateralized mortgage obligations with an aggregate fair market value of $19 million and $13 million, respectively, were pledged to secure Federal Home Loan Bank borrowings, repurchase agreements, local agency deposits and Treasury, tax and loan accounts.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements (Cont-)

(Unaudited)

8.	Investment Securities Available For Sale (Cont.-)

The amortized cost and estimated fair values of securities available for sale at March 31, 2011 and December 31, 2010, are shown in the table below by contractual maturities and historical prepayments based on the prior twelve months of principal payments. Expected maturities will differ from contractual maturities and historical prepayments, particularly with respect to collateralized mortgage obligations, primarily because prepayment rates are affected by changes in conditions in the interest rate market and, therefore, future prepayment rates may differ from historical prepayment rates.

	At March 31, 2011 Maturing in
(Dollars in thousands)	One year or less	Over one year through five years	Over five years through ten years	Over ten Years	Total
Securities available for sale, amortized cost	$9,826	$33,838	$32,069	$97,769	$173,502
Securities available for sale, estimated fair value	9,719	33,384	31,209	93,635	167,947
Weighted average yield	2.72%	2.77%	2.81%	2.73%	2.75%

	At December 31, 2010 Maturing in
(Dollars in thousands)	One year or less	Over one year through five years	Over five years through ten years	Over ten Years	Total
Securities available for sale, amortized cost	$11,892	$33,652	$29,542	$107,962	$183,048
Securities available for sale, estimated fair value	11,813	33,334	28,939	104,215	178,301
Weighted average yield	2.31%	2.69%	2.86%	2.79%	2.75%

The Company recognized net gains on sales of securities available for sale of $11,000 on sale proceeds of $6 million during the three months ended March 31, 2011 and $121,000, net of $84,000 of taxes, on sale proceeds of $32 million, during the first quarter ended March 31, 2010.

The table below shows, as of March 31, 2011, the gross unrealized losses and fair values of our investments, in thousands of dollars, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	Securities with Unrealized Loss at March 31, 2011
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Mortgage backed securities issued By U.S. Agencies	$151,506	$(2,846)	$41	$(1)	$151,547	$(2,847)
Municipal securities	5,442	(477)	408	(62)	5,850	(539)
Non-agency collateralized mortgage obligations	—	—	2,276	(187)	2,276	(187)
Asset backed securities	—	—	403	(2,038)	403	(2,038)

Total temporarily impaired securities	$156,948	$(3,323)	$3,128	$(2,288)	$160,076	$(5,611)

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

Effective April 1, 2009 we adopted ASC 320-10 and, as a result, we recognize other-than-temporary impairments (“OTTI”) for our available-for-sale debt securities in accordance with ASC 320-10. Therefore, when there are credit losses associated with an impaired debt security, but we have no intention to sell, and it is more likely than not that we will not have to sell, the security before recovery of its cost basis, we will separate the amount of impairment, or OTTI, between the amount that is credit related and the amount that is related to non-credit factors. Credit-related impairments are recognized in our consolidated statements of operations. Any non-credit-related impairments are recognized and reflected in other comprehensive income (loss).

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements (Cont-)

(Unaudited)

8.	Investment Securities Available For Sale (Cont.-)

Through the impairment assessment process, we determined that the available-for-sale securities discussed below were other-than-temporarily impaired at March 31, 2011. We recorded in our consolidated statements of operations for the three month period ended March 31, 2011 impairment credit losses of $52,000 on available-for-sale securities. The OTTI related to factors other than credit losses, in the aggregate amount of $2.1 million, was recognized as other comprehensive loss in our balance sheet.

Certain of the other-than-temporary impairments (“OTTI”) amounts were related to credit losses and recognized as a charge to income in our statement of operations, with the remainder recognized in other comprehensive loss. The table below presents a roll-forward of OTTI where a portion attributable to non-credit related factors was recognized in other comprehensive loss for the three months ended March 31, 2011:

	Gross Other- Than- Temporary Impairments	Other-Than-Temporary Impairments Included in Other Comprehensive Loss	Net Other-Than- Temporary Impairments Included in Retained Earnings
	(Dollars in thousands)
Balance – December 31, 2010	$(2,666)	$(2,181)	$(485)
Additions for credit losses on securities for which an OTTI was not previously recognized	41	93	(52)

Balance – March 31, 2011	$(2,625)	$(2,088)	$(537)

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

Based on our OTTI assessment process, we determined that there were two different investment securities in our portfolio of securities held for sale that had become or were impaired as of March 31, 2011: An asset backed security and a non-agency collateralized mortgage obligation (“CMO”).

Asset-Backed Securities. At March 31, 2011, we had one asset backed security in our portfolio of investment securities available for sale. This security is a multi-class, cash flow collateralized bond obligation backed by a pool of trust preferred securities issued by a diversified pool of 56 issuers consisting of 45 U.S. depository institutions and 11 insurance companies at the time of the security’s issuance in November 2007. This security was part of a $363 million issuance. The security that we own (CUSIP 74042CAE8) is the mezzanine class B piece security with a variable interest rate of 3 month LIBOR +60 basis points and had a rating of Aa2/AA by Moody’s and Fitch at the time of issuance. We purchased $3.0 million face value of this security in November 2007 at a price of 95.21% for a total purchase price of $2,856,420.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements (Cont-)

(Unaudited)

8.	Investment Securities Available For Sale (Cont.-)

As of March 31, 2011 the book value of this security was $2.4 million with a fair value of $403,000 for an approximate unrealized loss of $2.0 million. Currently, the security has a Ca rating from Moody’s and CC rating from Fitch and has experienced $42.5 million in defaults (12% of total current collateral) and $36.5 million in payment deferrals (10% of total current collateral) from issuance to March 31, 2011. The security did not pay its scheduled first quarter interest payment. The Company is not currently accruing interest on this security. The Company estimates that the security could experience another $69 million in defaults before the issuer would not receive all of its contractual cash flows. This analysis is based on the following assumptions: future default rates of 2.3%, prepayment rates of 1% until maturity, and 15% recovery of future defaults. We have recognized impairment losses in earnings of $52,000 for the three months ended March 31, 2011 and $34,000 for the three months ended March 31, 2010.

Non Agency CMO. Through our impairment analysis, we identified one non-agency collateralized mortgage obligation security (a “CMO”) with respect to which we recognized OTTI at March 31, 2011. This CMO is a “Super Senior Support” bond, which was originated in 2005, was then rated AAA by Standard & Poor’s and Aa1 by Moody’s, and had a credit support of 2.5% of the total balance at issuance. As of March 31, 2011, the security was rated BBB and Caa3 by Standard and Poor’s and Moody’s, respectively, and was determined to have a fair value of $825,000, as compared to an amortized cost of $875,000, resulting in an unrealized loss of approximately $50,000. The CMO is collateralized by a pool of one-to-four family, fully amortizing residential first mortgage loans that bear interest at a fixed rate for approximately five years, after which they bear interest at variable rates with annual resets.

At March, 31, 2011, credit support underlying this CMO was approximately 5.6% and delinquencies that were 60 days or over totaled approximately 6.1%. Factors considered in determining that this security was impaired included the changes in the ratings of the security, the current level of subordination from other CMO classes, anticipated prepayment rates, cumulative default rates and the loss severity given a default. There was no credit impairment of this security for the three month period ending March 31, 2011.

We have made a determination that the remainder of our securities with respect to which there were unrealized losses as of March 31, 2011 are not other-than-temporarily impaired, because we have concluded that we have the ability to continue to hold those securities until their respective fair market values increase above their respective amortized costs or, if necessary, until their respective maturities. In reaching that conclusion we considered a number of factors and other information, which included: (i) the significance of each such security, (ii) the amount of the unrealized losses attributable to each such security, (iii) our liquidity position, (iv) the impact that retention of those securities could have on our capital position and (v) our evaluation of the expected future performance of these securities (based on the criteria discussed above).

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements (Cont-)

(Unaudited)

9.	Loans and Allowance for Loan Losses

The composition of the Company’s loan portfolio as of March 31, 2011 and December 31, 2010 was as follows:

	March 31, 2011		December 31, 2010
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial loans	$206,719	28.8%	$218,690	29.5%
Commercial real estate loans – owner occupied	169,535	23.6%	178,085	24.0%
Commercial real estate loans – all other	142,577	19.9%	136,505	18.4%
Residential mortgage loans – multi-family	83,340	11.6%	84,553	11.4%
Residential mortgage loans – single family	68,945	9.6%	72,442	9.8%
Construction loans	2,185	0.3%	3,048	0.5%
Land development loans	26,120	3.6%	29,667	4.0%
Consumer loans	18,696	2.6%	18,017	2.4%

Gross loans	718,117	100.0%	741,007	100.0%

Deferred fee (income) costs, net	(667)		(696)
Allowance for loan losses	(18,366)		(18,101)

Loans, net	$699,084		$722,210

At March 31, 2011 and December 31, 2010, real estate loans of approximately $203 million and $211 million, respectively, were pledged to secure borrowings obtained from the Federal Home Loan Bank.

Allowance for Loan Losses

The allowance for loan losses represents our estimate of credit losses inherent in the loan portfolio at the balance sheet date. We employ economic models that are based on bank regulatory guidelines, industry standards and our own historical loan loss experience, as well as a number of more subjective qualitative factors, to determine both the sufficiency of the allowance for loan losses and the amount of the provisions that are required to be made for potential loan losses.

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

Set forth below is a summary of the Company’s activity in the allowance for loan losses for the three months ended March 31, 2011 and the year ended December 31, 2010:

	Three Months Ended March 31, 2011	Year Ended December 31, 2010
	(In thousands)
Balance, beginning of period	$18,101	$20,345
Provision for loan losses	—	8,288
Recoveries on loans previously charged off	735	3,033
Charged off loans	(470)	(13,565)

Balance, end of period	$18,366	$18,101

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements (Cont-)

(Unaudited)

9.	Loans and Allowance for Loan Losses (Cont.-)

Set forth below is information regarding loan balances and the related allowance for loan losses, by portfolio type, for the three months ended March 31, 2011 and the year ended December 31, 2010.

	Commercial	Real Estate	Construction and Land Development	Consumer and Single Family Mortgages	Total
	(Dollars in thousands)
March 31, 2011
Allowance for loan losses:
Balance at beginning of period	$10,017	$6,351	$830	$903	$18,101
Charge offs	(450)	—	—	(20)	(470)
Recoveries	709	3	—	23	735
Provision	—	—	—	—	—

Balance at end of period	$10,276	$6,354	$830	$906	$18,366

Allowance balance at end of period related to:
Loans individually evaluated for impairment	$1,056	$3,084	$221	$82	$4,443

Loans collectively evaluated for impairment	$9,220	$3,270	$609	$824	$13,923

Loans balance at end of period:
Loans individually evaluated for impairment	$2,088	$22,536	$2,621	$1,306	$28,551
Loans collectively evaluated for impairment	204,631	289,576	25,684	169,675	689,566

Ending Balance	$206,719	$312,112	$28,305	$170,981	$718,117

December 31, 2010
Allowance for loan losses:
Balance at beginning of period	$11,119	$5,968	$2,179	$1,079	$20,345
Charge offs	(11,473)	(660)	(649)	(783)	(13,565)
Recoveries	2,327	345	4	357	3,033
Provision	8,044	698	(704)	250	8,288

Balance at end of period	$10,017	$6,351	$830	$903	$18,101

Allowance balance at end of period related to:
Loans individually evaluated for impairment	$141	$3,155	—	$128	$3,424

Loans collectively evaluated for impairment	$9,876	$3,196	$830	$775	$14,677

Loans balance at end of period:
Loans individually evaluated for impairment	$2,036	$24,318	$2,624	$2,473	$31,451
Loans collectively evaluated for impairment	216,654	374,825	30,091	87,986	709,556

Ending Balance	$218,690	$399,143	$32,715	$90,459	$741,007

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements (Cont-)

(Unaudited)

9.	Loans and Allowance for Loan Losses (Cont.-)

Credit Quality

The quality of the loans in the Company’s loan portfolio is assessed as a function of net credit losses, levels of nonperforming assets and delinquencies, as defined by the Company. These factors are an important part of the Company’s overall credit risk management process and its evaluation of the adequacy of the allowance for loan losses.

The following table provides a summary of the delinquency status of the Bank’s loans by portfolio type:

	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater	Total Past Due	Current	Total Loans Outstanding	Loans >90 Days and Accruing
	(Dollars in thousands)
March 31, 2011
Commercial loans	$1,615	$464	$5,851	$7,930	$198,789	$206,719	$4,500
Commercial real estate loans – owner-occupied	—	8,200	—	8,200	161,335	169,535	—
Commercial real estate loans – all other	1,937	9,908	—	11,845	130,732	142,577	—
Residential mortgage loans – multi-family	863	—	—	863	82,477	83,340	—
Residential mortgage loans – single family	167	—	—	167	68,778	68,945	—
Construction loans	—	—	2,185	2,185	—	2,185	—
Land development loans	554	—	—	554	25,566	26,120	—
Consumer loans	—	—	129	129	18,567	18,696	—

Total	$5,136	$18,572	$8,165	$31,873	$686,244	$718,117	$4,500

December 31, 2010
Commercial loans	$782	$624	$1,784	$3,190	$215,500	$218,690	$250
Commercial real estate loans – owner occupied	—	—	—	—	178,085	178,085	—
Commercial real estate loans – all other	9,958	239	1,111	11,308	125,197	136,505	—
Residential mortgage loans – multi-family	—	—	—	—	84,553	84,553	—
Residential mortgage loans – single family	432	—	636	1,068	71,374	72,442	—
Construction loans	—	—	2,185	2,185	863	3,048	—
Land development loans	—	—	—	—	29,667	29,667	—
Consumer loans	—	—	129	129	17,888	18,017	—

Total	$11,172	$863	$5,845	$17,880	$723,127	$741,007	$250

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

As the above table indicates, total past due loans increased by $14 million, to $31.9 million as of March 31, 2011, from $17.9 million as of December 31, 2010. That increase was primarily related to two loans. One of those loans, in the amount $8.2 million, became more than 30-days past due during the first quarter of 2011. However, we did not have to set aside any reserves for this loan at March 31, 2011, because we established a specific reserve for this loan, within the allowance for loan losses, at December 31, 2010. The other of those loans, in the amount of $4.5 million, is covered by general reserves within the allowance for loan losses, rather than a specific reserve.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements (Cont-)

(Unaudited)

9.	Loans and Allowance for Loan Losses (Cont.-)

The following table provides information as of March 31, 2011 and December 31, 2010, with respect to loans on nonaccrual status, by portfolio type:

	March 31, 2011	December 31, 2010
	(Dollars in thousands)
Nonaccrual loans:
Commercial loans	$1,868	$1,800
Commercial real estate loans – owner occupied	8,200	297
Commercial real estate loans – all other	14,336	15,808

Residential mortgage loans – single family	1,177	1,832
Construction loans	2,185	2,185

Consumer loans	129	129

Total	$27,895	$22,051

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements (Cont-)

(Unaudited)

9.	Loans and Allowance for Loan Losses (Cont.-)

The Company classifies its loan portfolios using internal credit quality ratings. The following table provides a summary of loans by portfolio type and the Company’s internal credit quality ratings as of March 31, 2011 and December 31, 2010.

	March 31, 2011	December 31, 2010	Increase (Decrease)
	(Dollars in thousands)
Pass:
Commercial loans	$172,322	$187,054	$(14,732)
Commercial real estate loans – owner occupied	141,866	162,330	(20,464)
Commercial real estate loans – all other	117,039	112,093	4,946
Residential mortgage loans – multi family	76,893	81,482	(4,589)
Residential mortgage loans – single family	66,727	70,171	(3,444)
Construction loans	—	863	(863)
Land development loans	4,828	24,028	(19,200)
Consumer loans	18,529	17,847	682

Total pass loans	$598,204	$655,868	$(57,664)

Special Mention:
Commercial loans	$8,829	$9,748	$(919)
Commercial real estate loans – owner occupied	12,263	456	11,807
Commercial real estate loans – all other	2,612	—	2,612
Residential mortgage loans – multi family	5,361	1,974	3,387
Residential mortgage loans – single family	—	—	—
Construction loans	—	—	—
Land development loans	20,738	5,639	15,099
Consumer loans	38	41	(3)

Total special mention loans	$49,841	$17,858	$31,983

Substandard:
Commercial loans	$24,570	$21,887	$2,683
Commercial real estate loans – owner occupied	15,406	15,299	107
Commercial real estate loans – all other	22,926	24,412	(1,486)
Residential mortgage loans – multi family	1,086	1,097	(11)
Residential mortgage loans – single family	2,218	2,271	(53)
Construction loans	2,185	2,185	—
Land development loans	554	—	554
Consumer loans	129	—	129

Total substandard loans	$68,945	$67,151	$1,794

Doubtful:
Commercial loans	$998	$1	$997
Commercial real estate loans – owner occupied	—	—	—
Commercial real estate loans – all other	—	—	—
Residential mortgage loans – multi family	—	—	—
Residential mortgage loans – single family	—	—	—
Construction loans	—	—	—
Land development loans	—	—	—
Consumer loans	129	129	—

Total doubtful loans	$1,127	$130	$997

Total Outstanding Loans, gross:	$718,117	$741,007	$(22,890)

As the above table indicates, total loans with credit quality ratings of “pass” decreased by $57 million, from $656 million at December 31, 2010, to $598 million at March 31, 2011, due primarily to the overall decrease in total loans outstanding and the net transfer of approximately $32 million in loans to the “special mention” category. The transfer of these loans to the “special mention” category was primarily attributable to identified emerging weaknesses in the individual borrower’s financial condition and/or identified secondary sources of repayment on seven loans which indicated that, although the loans were performing, the borrowers were facing potential cash flow issues. However, at March 31, 2011, all of the loans transferred to “special mention” were fully collateralized by first priority real property mortgages.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements (Cont-)

(Unaudited)

9.	Loans and Allowance for Loan Losses (Cont.-)

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

The following table sets forth information regarding nonaccrual loans and restructured loans, at March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
	(Dollars in thousands)
Impaired loans:
Nonaccruing loans	$13,108	$6,743
Nonaccruing restructured loans	14,787	15,308
Accruing restructured loans	656	1,187
Accruing impaired loans	—	8,213

Total impaired loans	$28,551	$31,451

Impaired loans less than 90 days delinquent and included in total impaired loans	$24,886	$25,856

The table below contains additional information with respect to impaired loans, by portfolio type, for the periods ended March 31, 2011 and December 31, 2010:

	Recorded Investment	Unpaid Principal Balance	Related Allowance (1)	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
March 31, 2011
With no related allowance recorded:
Commercial loans	$1,032	$1,889	$—	$1,392	$—
Commercial real estate loans – owner occupied	—	—	—	149	—
Commercial real estate loans – all other	—	—	—	—	—
Residential mortgage loans – multi-family	—	—	—	—	—
Residential mortgage loans – single family	727	768	—	1,303	—
Construction loans	436	436	—	1,296	—
Land development loans	—	—	—	220	—
Consumer loans	129	238	—	129	—
With an allowance recorded:
Commercial loans	$1,056	$1,056	$1,056	$670	$—
Commercial real estate loans – owner occupied	8,200	8,200	2,170	4,100	—
Commercial real estate loans – all other	14,336	15,727	914	19,200	—
Residential mortgage loans – multi-family	—	—	—	—	—
Residential mortgage loans – single family	450	458	82	458	—
Construction loans	2,185	2,215	221	1,108	—
Land development loans	—	—	—	—	—
Consumer loans	—	—	—	—	—
Total:
Commercial loans	$2,088	$2,945	$1,056	$2,062	$—
Commercial real estate loans – owner occupied	8,200	8,200	2,170	4,249	—
Commercial real estate loans – all other	14,336	15,727	914	19,179	—
Residential mortgage loans – multi-family	—	—	—	—	—
Residential mortgage loans – single family	1,177	1,226	82	1,761	—
Construction loans	2,621	2,651	221	2,403	—
Land development loans	—	—	—	220	—
Consumer loans	129	238	—	129	—

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements (Cont-)

(Unaudited)

9.	Loans and Allowance for Loan Losses (Cont.-)

	Recorded Investment	Unpaid Principal Balance	Related Allowance (1)	Average Recorded Investment	Interest Income Recognized
December 31, 2010
With no related allowance recorded:
Commercial loans	$1,752	$3,125	$—	$4,202	$18
Commercial real estate loans – owner occupied	297	960	—	1,948	—
Commercial real estate loans – all other	1,349	1,382	—	3,630	—
Residential mortgage loans – multi-family	—	—	—	1,525	—
Residential mortgage loans – single family	1,887	2,134	—	1,477	14
Construction loans	2,185	2,215	—	2,992	—
Land development loans	439	439	—	3,782	—
Consumer loans	129	238	—	123	26
With an allowance recorded:
Commercial loans	$284	$787	$141	$4,921	$—
Commercial real estate loans – owner occupied	—	—	—	1,150	—
Commercial real estate loans – all other	22,672	23,978	3,155	13,664	—
Residential mortgage loans – multi-family	—	—	—	—	—
Residential mortgage loans – single family	457	461	128	537	—
Construction loans	—	—	—	1,185	—
Land development loans	—	—	—	1,071	—
Consumer loans	—	—	—	59	—
Total:
Commercial loans	$2,036	$3,912	$141	$9,123	$18
Commercial real estate loans – owner occupied	297	960	—	3,098	—
Commercial real estate loans – all other	24,021	25,360	3,155	17,294	—
Residential mortgage loans – multi-family	—	—	—	1,525	—
Residential mortgage loans – single family	2,344	2,595	128	2,014	14
Construction loans	2,185	2,215	—	4,177	—
Land development loans	439	439	—	4,853	—
Consumer loans	129	238	—	182	26

(1)	When the discounted cash flows and collateral value or market price equals or exceeds the recorded investment in the loan, then the loan does not require an allowance. This typically occurs when the impaired loans have been partially charged-off and/or there have been interest payments received and applied to the loan balance.

The allowance for loan losses at March 31, 2011 included $4.4 million of reserves for $27.9 million in impaired loans as compared to $3.4 million of reserves for $31.5 million of impaired loans at December 31, 2010. At March 31, 2011 and December 31, 2010 there were impaired loans of $1.7 million and $5.9 million, respectively, for which no specific reserves were allocated because these loans were sufficiently collateralized.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Pacific Mercantile Bancorp is a bank holding company (the “Company”) which owns all of the stock of Pacific Mercantile Bank (the “Bank”), which is a commercial bank that provides a full range of banking services to small and medium-size businesses and to professionals and the general public in Orange, Los Angeles, San Bernardino and San Diego counties, in Southern California. Substantially all of our operations are conducted and substantially all of our assets are owned by the Bank, which accounts for substantially all of our consolidated revenues, expenses and operating income. For ease of reference we will sometimes refer to the Company as “we”, “us” or “our”.

The following discussion presents information about (i) our consolidated results of operations for the three months ended March 31, 2011 and comparisons of those results with the results of operations for the corresponding three month period of 2010, and (ii) our consolidated financial condition, liquidity and capital resources at March 31, 2011. The information in the following discussion should be read in conjunction with our interim consolidated financial statements and the notes thereto included elsewhere in this Report.

Forward-Looking Information

Statements contained in this Report that are not historical facts or that discuss our expectations, beliefs or views regarding our future operations or future financial performance, or financial or other trends in our business or in the markets in which we operate, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. Often, they include words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “project,” “forecast” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could,” or “may.” The information contained in such forward-looking statements is based on current information and on assumptions that we make about future events over which we do not have control. In addition, our business and the markets in which we operate are subject to a number of risks and uncertainties. Unexpected future events and such risks and uncertainties could cause our financial condition or actual operating results in the future to differ significantly from our expected financial condition or operating results that are set forth in the forward looking statements contained in this Report and could, therefore, also affect the price performance of our shares. Certain of those risks and uncertainties are discussed below in this Item 2 of this Report, and in Item 1A, entitled “Risk Factors” contained in our Annual Report on Form 10-K for our fiscal year ended December 31, 2010 (our “2010 10-K”). Therefore, you are urged to read not only the information contained in this section of this Report, but also the risk factors that are discussed in our 2010 10-K in conjunction with your review of the following discussion regarding our results of operations for the three months ended, and our financial condition at, March 31, 2011.

Due to those risks and uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements contained in this Report, which speak only as of the date of this Report, or to make predictions about future performance based solely on historical financial performance. We also disclaim any obligation to update forward-looking statements contained in this Report or in our 2010 10-K, except as may otherwise be required by law or Nasdaq rules.

Overview of Operating Results in the Three Months Ended March 31, 2011

The following table provides comparative information with respect to our results of operations for the three month periods ended March 31, 2011 and 2010, respectively.

	Three Months Ended March 31,
	2011	2010	2011 vs. 2010
	Amount	Amount	% Change
	(Dollars in thousands, except per share data)
Interest income	$11,461	$13,659	(16.1)%
Interest expense	2,855	5,212	(45.2)%

Net interest income	8,606	8,447	1.9%
Provision for loan losses	—	1,200	(100.0)%

Net interest income after provision for loan losses	8,606	7,247	18.8%

Noninterest income	1,358	1,345	1.0%

Noninterest expense	8,284	8,367	(1.0)%

Income before income taxes	1,680	225	646.7%
Income tax expense	—	99	N/M

Net income	1,680	126	1,233.3%
Accumulated undeclared dividends on Series A Preferred Stock	(312)	(208)	50.0%

Net income (loss) allocable to common shareholders	$1,368	$(82)	1,768.3%

Net income income (loss) per common share-diluted	$0.13	$(0.01)	N/M

Weighted average number of diluted shares outstanding	10,456,000	10,435,000

As the above table indicates, our results of operations improved significantly in this year’s first quarter, as compared to the same quarter of 2010. During the quarter ended March 31, 2011, we generated net income of $1.7 million, of which $1.4 million, or $0.13 per diluted share, was allocable to the Company’s common shareholders and $300,000 was allocable to accrued but unpaid dividends on the Company’s Series A Preferred Stock (the “Series A Shares”). By comparison, in the same quarter of 2010 we reported net income of $126,000 which, however, was more than offset by $208,000 allocated for accrued but unpaid dividends on the Series A Shares. As a result, we recorded a loss allocable to common shareholders of $82,000, or $0.01 per diluted common share, in the first quarter of 2010.

The improvement in our operating results in the first quarter of 2011 was primarily attributable to (i) a $1.2 million, or 100%, reduction in the provision we made for loan losses, (ii) a $159,000, or 2%, increase in net interest income and (iii) an $83,000, or 1%, reduction in noninterest expense, as compared to the first quarter of 2010.

The increase in net interest income in the first quarter of 2011 was due to a reduction in interest expense of $2.3 million, or 45%, which more than offset a decrease of $2.2 million, or 16%, in interest income. The reduction in interest expense was primarily attributable to a decline in rates at which we paid interest on our deposit accounts and our decision, implemented in the last six months of 2010, to de-leverage the balance sheet by reducing higher cost time deposits. As a result, time deposits declined in absolute dollars by $141 million, or 22%, to $505 million at March 31, 2011 from $646 million at March 31, 2010 and, as a percentage of total deposits, to 61% at March 31, 2011 from 65% at March 31, 2010. The decrease in interest income in the first quarter of 2011 was primarily due to a $102 million, or 12%, decrease in average gross loans outstanding and, to a much lesser extent, a decline in prevailing rates of interest, during the first quarter of 2011, as compared to the same quarter of 2010.

In the quarter ended March 31, 2011, noninterest income increased only by 1%, notwithstanding a $270,000, or 47.5%, increase in mortgage banking revenues and a $107,000 increase in gains on sale of other real estate owned (“OREO”), as those increases were substantially offset primarily by decreases in net gains on sales of securities and in deposit charges of $194,000 and $66,000, respectively.

Noninterest expense declined by $83,000, or 1%, in this year’s first quarter due primarily to decreases of $360,000 in compensation expense and $107,000 in other expenses, which were largely offset by a $344,000 increase in FDIC insurance premiums and increases in professional fees and OREO expenses of $48,000 and $40,000, respectively. Due primarily to the increases in net interest income and noninterest income and the reduction in noninterest expense in the first quarter of 2011, our efficiency ratio improved to 83.1% in this year’s first quarter from 85.4% in the same quarter of the prior year.

The following table indicates the impact that the increase in our net interest income and the improvement in our operating results in the three months ended March 31, 2011 had on our net interest margin and the returns on average assets and average equity during that period, as compared to the same three months of 2010:

	Three Months Ended March 31,
	2011	2010
Net interest margin(1)(2)	3.60%	2.96%
Return on average assets(1)	0.67%	0.04%
Return on average shareholders’ equity(1)	10.72%	0.69%

(1)	Annualized.
(2)	Net interest income expressed as a percentage of total average interest earning assets.

Critical Accounting Policies

Introduction. Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and general practices in the banking industry. Certain of those accounting policies are considered critical accounting policies, because they require us to make assumptions and judgments regarding circumstances or trends that could affect the value of those assets, such as, for example, assumptions regarding economic conditions or trends that could impact our ability to fully collect our loans or ultimately realize the carrying value of certain of our other assets, such as securities available for sale and our deferred tax assets. Those assumptions and judgments are necessarily based on current information available to us regarding those economic conditions or trends or other circumstances. If adverse changes were to occur in the events, trends or other circumstances on which our assumptions or judgments had been based, or other unanticipated events were to happen that might affect our operating results, under GAAP it could become necessary for us to reduce the carrying values of the affected assets on our balance sheet. In addition, because reductions in the carrying value of assets are sometime effectuated by or require charges to income, such reductions also may have the effect of reducing our income.

Our critical accounting policies consist of the accounting policies and practices we follow in determining (i) the sufficiency of the allowance we establish for loan losses; (ii) the fair values of our investment securities that we hold for sale, and (iii) the amount of our deferred tax asset, consisting primarily of tax loss carryforwards and tax credits, that we believe will be able to use to offset income taxes in future periods. Additional information regarding our critical accounting policies is contained in the sections captioned “Critical Accounting Policies” and “Allowance for Loan Losses” in Item 7, entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in Note 2—”Significant Accounting Policies” in the Notes to our Consolidated Financial Statements contained in Item 8 of our 2010 10-K and readers of this Report are urged to read those sections of the 2010 10-K. There were no significant changes in the Company’s critical accounting policies or their application during the quarter ended March 31, 2011.

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

A bank’s interest income and interest expense are, in turn, affected by a number of factors, some of which are outside of its control, including national and local economic conditions and the monetary policies of the Federal Reserve Board which affect interest rates, competition in the market place for loans and deposits, and the demand for loans and the ability of borrowers to meet their loan payment obligations. Net interest income, when expressed as a percentage of total average interest earning assets, is a banking organization’s “net interest margin.”

The following table sets forth our interest income, interest expense and net interest income (in thousands of dollars) and our net interest margin for the three months ended March 31, 2011 and 2010, respectively:

	Three Months Ended March 31,
	Amount	Amount	Percentage Change
	2011	2010	2011 vs. 2010
Interest income	$11,461	$13,659	(16.1)%
Interest expense	2,855	5,212	(45.2)%

Net interest income	$8,606	$8,447	1.9%

Net interest margin	3.60%	2.96%

Our net interest income increased by $159,000, or 1.9%, in the first quarter of 2011, as compared to the same quarter of 2010, due to a $2.4 million, or 45.2%, decrease in interest expense that more than offset a decrease in interest income of $2.2 million, or 16.1%, in the three months ended March 31, 2011. The decline in interest expense was primarily attributable to (i) decreases in market rates of interest, which enabled us to reduce the interest we paid on time deposits and resulted in a lowering of the rates at which we pay interest on our borrowings and (ii) a change in the mix of deposits to a lower proportion of higher cost time deposits, which was primarily attributable to a decision we made not to seek the renewal of some of those deposits upon their expiration.

As indicated in the table above, our net interest margin increased by 64 basis points to 3.60% in the three months ended March 31, 2011, due primarily to the significant decrease in interest expense that more than offset the decrease in interest income in this year’s first quarter, during which the average interest rate that we paid on interest bearing liabilities decreased to 1.46% from 2.21% in the same quarter of 2010.

The following table sets forth, in thousands of dollars, the changes in our interest income, including loan fees, and interest expense in the three months ended March 31, 2011, as compared to the same respective periods of 2010, and the extent to which those changes were attributable to changes in (i) the volumes of or in the rates of interest earned on interest-earning assets and (ii) the volumes of or the rates of interest paid on our interest-bearing liabilities.

	Three Months Ended March 31, 2011 vs. 2010
	Increase (Decrease) due to:
	Volume	Rate	Total
Interest income:
Short term investments(1)	$(57)	$(27)	$(84)
Securities available for sale and stock(2)	(105)	(206)	(311)
Loans	(1,303)	(500)	(1,803)

Total earning assets	(1,465)	(733)	(2,198)
Interest expense
Interest bearing checking accounts	(19)	(31)	(50)
Money market and savings accounts	47	(130)	(83)
Certificates of deposit	(752)	(906)	(1,658)
Borrowings	(63)	(513)	(576)
Junior subordinated debentures	—	10	10

Total interest bearing liabilities	(787)	(1,570)	(2,357)

Net interest income	$(678)	$837	$159

(1)	Short-term investments consist of federal funds sold and interest bearing deposits with financial institutions.
(2)	Stock consists of Federal Home Loan Bank Stock and Federal Reserve Bank Stock.

Average Balances

Information Regarding Average Assets and Average Liabilities

The following table sets forth information regarding our average balance sheet, yields on interest earning assets, interest expense on interest-bearing liabilities, the interest rate spread and the interest rate margin for the three months ended March 31, 2011 and 2010.

	Three Months Ended March 31,
	2011			2010
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest earning assets:
Short-term investments(1)	$41,833	$26	0.25%	$122,795	$110	0.36%
Securities available for sale and stock(2)	188,455	1,273	2.74%	202,597	1,584	3.17%
Loans (3)	739,169	10,162	5.58%	832,785	11,965	5.83%

Total earning assets	969,457	11,461	4.79%	1,158,177	13,659	4.72%
Noninterest earning assets	46,307			38,358

Total Assets	$1,015,764			$1,196,535

Interest-bearing liabilities:
Interest-bearing checking accounts	$27,459	24	0.35%	$40,810	74	0.74%
Money market and savings accounts	139,395	312	0.91%	123,248	395	1.30%
Certificates of deposit	497,246	2,161	1.76%	641,254	3,819	2.42%
Other borrowings	108,633	223	0.83%	118,694	799	2.73%
Junior subordinated debentures	17,682	135	3.10%	17,682	125	2.87%

Total interest-bearing liabilities	790,415	2,855	1.46%	941,688	5,212	2.21%

Noninterest-bearing liabilities	161,796			180,557

Total Liabilities	952,211			1,122,245
Shareholders’ equity	63,553			74,290

Total Liabilities and Shareholders’ Equity	$1,015,764			$1,196,535

Net interest income		$8,606			$8,447

Interest rate spread			3.33%			2.51%

Net interest margin			3.60%			2.96%

(1)	Short-term investments consist of federal funds sold and interest bearing deposits with financial institutions that we maintain at other financial institutions.
(2)	Stock consists of Federal Home Loan Bank Stock and Federal Reserve Bank Stock.
(3)	Loans include the average balance of nonaccrual loans.

The above table indicates that the increases in our net interest income of $159,000 in the three months ended March 31, 2011, was primarily due to $2.4 million, or 75 basis points, decrease in interest rates paid on interest bearing liabilities, which more than offset the $2.2 million decrease in interest rates on average earning assets.

Provision for Loan Losses

Like virtually all banks and other financial institutions, we follow the practice of maintaining reserves to provide for possible loan losses that occur from time to time as an incidental part of the banking business. When it is determined that the payment in full of a loan has become unlikely, the carrying value of the loan is reduced (“written down”) to what management believes is its realizable value or, if it is determined that a loan no longer has any realizable value, the carrying value of the loan is written off in its entirety (a loan “charge-off”). Loan charge-offs and write-downs are charged against those reserves (which are commonly referred to as the “Allowance for Loan Losses” or the “ALL”). The amount of the ALL is increased periodically (i) to replenish the ALL after it has been reduced due to loan write-downs and charge-offs, (ii) to reflect increases in the volume of outstanding loans, and (iii) to take account of changes in the risk of potential loan losses due to a deterioration in the condition of borrowers or in the value of property securing non–performing loans or adverse changes in economic conditions. See “—Financial Condition—Nonperforming Loans and the Allowance for Loan Losses” below in this Item 2. Increases in the ALL are made through a charge, recorded as an expense in the statement of operations, referred to as the “provision for loan losses.” Recoveries of loans previously charged-off are added back to the ALL and, therefore, have the effect of increasing the ALL and reducing the amount of the provision that might otherwise have had to be made to replenish or increase the ALL.

We employ economic models that are based on bank regulatory guidelines, industry standards and our own historical loan loss experience, as well as a number of more subjective qualitative factors, to determine both the sufficiency of the ALL and the amount of the provisions that need to be made for potential loan losses. However, those determinations involve judgments and assumptions about trends in current economic conditions and other events that can affect the ability of borrowers to meet their loan obligations to us and a weighting among the quantitative and qualitative factors we consider in determining the amount of the ALL. Moreover, the duration and anticipated effects of prevailing economic conditions or trends can be uncertain and can be affected by number of risks and circumstances that are outside of our ability to control. See the discussion below in this Item 2 under the caption “Financial Condition—Nonperforming Loans and the Allowance for Loan Losses”. If changes in economic or market conditions or unexpected subsequent events were to occur, or if changes were made to bank regulatory guidelines or industry standards that are used to assess the sufficiency of the ALL, it could become necessary for us to record additional, and possibly significant, charges to increase the allowance for loan losses, which would have the effect of reducing our income or causing us to incur losses.

In addition, the FRB and the DFI, as an integral part of their examination processes, periodically review the adequacy of our ALL. These agencies may require us to make additional provisions for possible loan losses, over and above the provisions that we have already made, the effect of which would be to reduce our income or increase any losses we might incur.

During the three months ended March 31, 2011, we made $265,000 in net recoveries of previously charged-off loans, which were added back to the allowance for loan losses. Due to those recoveries, a $16.9 million, or 37.7%, decrease in non-performing loans and a reduction in outstanding loans at March 31, 2011 as compared to March 31, 2010, we made a determination that the allowance for loan losses was adequate and, as a result, it was not necessary to make any provisions for loan losses in this year’s first quarter. By comparison, in the first quarter of 2010, we recorded net loan charge-offs of $682,000 and made provisions for loan losses totaling $1.2 million. Even though we did not make any provisions for loan losses during this year’s first quarter, the allowance for loan losses at March 31, 2011 totaled nearly $18.4 million, or 2.56% of the loans then outstanding, as compared to $18.1 million, or 2.44% of the loans outstanding at December 31, 2010 and $20.9 million, or 2.57% of the loans outstanding at March 31, 2010.

Noninterest Income

The following table identifies the components of and the percentage changes in noninterest income in the three months ended March 31, 2011, as compared to the same period of 2010:

	Three Months Ended March 31,
	Amounts		Percentage Change
	2011	2010	2011 vs. 2010
	(Dollars in thousands)
Total other-than-temporary impairment of securities	$41	$(1,754)	(102.3)%
Less: Portion of other-than-temporary impairment losses recognized in other comprehensive loss	93	1,720	(94.6)%

Net impairment loss recognized in earnings	(52)	(34)	52.9%
Service fees on deposits and other banking services	273	339	(19.5)%
Mortgage banking (including net gains on sales of loans held for sale)	839	569	47.5%
Net gains on sale of securities available for sale	11	205	(94.6)%
Net gains on sale of other real estate owned	107	—	N/M
Other	180	266	(32.3)%

Total noninterest income	$1,358	$1,345	1.0%

In 2011, noninterest income increased by $13,000, or 1.0%, to nearly $1.4 million in the first quarter of 2011, from $1.3 million in the first quarter of 2010, primarily as a result of a $270,000, or 47.5%, increase in income generated by the mortgage banking division and a $107,000 gain on the sale of other real estate owned, largely offset by a $194,000, or 94.6%, decrease in gains on sales of securities held for sale and a $66,000, or 19.5%, decrease in service charges and fees on deposit transactions.

Noninterest Expense

The following table compares the amounts of the principal components of noninterest expense in the three months ended March 31, 2011 and 2010.

	Three Months Ended March 31,
	Amounts		Percentage Change
	2011	2010	2011 vs. 2010
	(Dollars in thousands)
Salaries and employee benefits	$3,977	$4,337	(8.3)%
Occupancy	630	681	(7.5)%
Equipment and depreciation	357	354	0.8%
Data processing	163	180	(9.4)%
Customer expense	65	101	(35.6)%
FDIC expense	802	458	75.1%
Other real estate owned expense	374	334	12.0%
Professional fees	961	913	5.3%
Other operating expense(1)	955	1,009	(5.4)%

Total noninterest expense	$8,284	$8,367	(1.0)%

(1)	Other operating expenses primarily consist of telephone, advertising, and investor relations, promotional, business development, and regulatory expenses, insurance premiums and correspondent bank fees.

Noninterest expense declined by $83,000, or 1%, in the three months ended March 31, 2011, as compared to the same three months of 2010. That decline was, for the most part, due to a reduction of $360,000, or 8%, in salaries and employee benefits and a $107,000, or 8.3%, decrease in other noninterest expenses, which were attributable primarily to cost cutting measures that we initiated in February 2010, consisting of a work force reduction and a freeze on salaries which continued into the first quarter of 2011. Those decreases were substantially offset, however, by a $344,000, or 75.1%, increase in FDIC deposit insurance premiums and increases of $48,000, or 5.3%, and $40,000, or 12.0%, in professional fees and OREO expenses, respectively.

A measure of our ability to control noninterest expense is our efficiency ratio, which is the ratio of noninterest expense to net revenue (net interest income plus noninterest income). As a general rule, a lower efficiency ratio indicates an ability to generate increased revenue without a commensurate increase in the staffing and equipment and third party services and, therefore, would be indicative of greater operational efficiencies. Our efficiency ratio in the three months ended March 31, 2011 improved to 83.1% from 85.4% in the same three months of 2010, due to the increases in net interest income and noninterest income and the decrease in noninterest expense in the three months ended March 31, 2011.

Income Tax Provision (Benefit)

In the first quarter of 2010, we recorded a provision for income taxes of $99,000 on pre-tax income of $225,000. By comparison, notwithstanding the nearly $1.5 million increase in pre-tax income in this year’s first quarter, we did not record a provision for income taxes, because we were able to use a portion of our valuation allowance against our deferred tax asset to offset the provision for income taxes we would otherwise have had to record for the three months ended March 31, 2011.

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

The table below sets forth information concerning our rate sensitive assets and liabilities at March 31, 2011. The assets and liabilities are classified by the earlier of maturity or repricing dates in accordance with their contractual terms. As described above, certain shortcomings are inherent in the method of analysis presented in this table.

	Three Months or Less	Over Three Through Twelve Months	Over One Year Through Five Years	Over Five Years	Non- Interest- Bearing	Total
	(Dollars in thousands)
Assets
Interest-bearing time deposits in other financial institutions	$1,534	$444	$—	$—	$—	$1,978
Investment in unconsolidated trust subsidiaries	—	—	—	682	—	682
Securities available for sale	15,095	22,890	76,359	53,603	—	167,947
Federal Reserve Bank and Federal Home Loan Bank stock	12,408	—	—	—	—	12,408
Interest bearing deposits with financial institutions	53,754	—	—	—	—	53,754
Loans held for sale, at fair value	19,260	—	—	—	—	19,260
Loans, gross	273,621	78,183	295,965	69,681	—	717,450
Noninterest earning assets, net	—	—	—	—	23,046	23,046

Total assets	$375,672	$101,517	$372,324	$123,966	$23,046	$996,525

Liabilities and Shareholders’ Equity
Noninterest-bearing deposits	$—	$—	$—	$—	$154,650	$154,650
Interest-bearing deposits(1)(2)	223,895	348,543	102,492	—	—	674,930
Borrowings	—	54,000	24,000	—	—	78,000
Junior subordinated debentures	17,527	—	—	—	—	17,527
Other liabilities	—	—	—	—	7,107	7,107
Shareholders’ equity	—	—	—	—	64,311	64,311

Total liabilities and shareholders’ equity	$241,422	$402,543	$126,492	$—	$226,068	$996,525

Interest rate sensitivity gap	$134,250	$(301,026)	$245,832	$123,966	$(203,022)	$—

Cumulative interest rate sensitivity gap	$134,250	$(166,776)	$79,056	$203,022	$—	$—

Cumulative % of rate sensitive assets in maturity period	38%	48%	85%	98%	100%

Rate sensitive assets to rate sensitive liabilities and shareholders’ equity	156%	25%	294%	N/A	10%

Cumulative ratio	156%	74%	110%	126%	100%

(1)	Excludes savings accounts that we maintain at the Bank totaling $4.9 million.
(2)	Excludes a $250,000 certificate of deposit issued to us by the Bank, which matures January 2012.

At March 31, 2011, our rate sensitive balance sheet was shown to be in a negative twelve-month gap position. This would imply that our net interest margin would decrease in the short-term if interest rates were to rise and would increase in the short-term if interest rates were to fall. However, as noted above, the extent to which our net interest margin will be impacted by changes in prevailing interests rates will depend on a number of factors, including how quickly rate sensitive assets and liabilities react to interest rate changes, the mix of our interest earning assets (loans versus other lower yielding interest earning assets, such as securities or federal funds sold) and the mix of our interest bearing deposits (between, for example, lower interest core deposits and higher cost time certificates of deposit) and our other interest-bearing liabilities.

Financial Condition

Assets

Our consolidated assets totaled $997 million at March 31, 2011, which represents a $19 million decrease from our total consolidated assets of $1.016 billion at December 31, 2010.

The following table sets forth the composition of our interest-earning assets (in thousands of dollars) at:

	March 31, 2011	December 31, 2010
Interest-bearing deposits with financial institutions(1)	$44,691	$25,372
Interest-bearing time deposits with financial institutions	1,978	2,078
Federal Reserve Bank and Federal Home Loan Bank Stock, at cost	12,408	12,820
Securities available for sale, at fair value	167,947	178,301
Loans held for sale, at lower of cost or market	19,260	12,469
Loans (net of allowances of $18,366 and $18,101, respectively)	699,084	722,210

(1)	Includes interest-earning balances maintained at the Federal Reserve Bank of San Francisco.

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

	Three Months Ended March 31,
	2011	2010
Single family mortgage loans funded	$56,804	$37,691
Single family mortgage loan sales	49,164	26,680
Loans held for sale, at lower of cost or market	19,260	16,468

Loans

The following table sets forth the composition, by loan category, of our loan portfolio at March 31, 2011 and December 31, 2010, respectively:

	March 31, 2011		December 31, 2010
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial loans	$206,719	28.8%	$218,690	29.5%
Commercial real estate loans – owner occupied	169,535	23.6%	178,085	24.0%
Commercial real estate loans – all other	142,577	19.9%	136,505	18.4%
Residential mortgage loans – multi-family	83,340	11.6%	84,553	11.4%
Residential mortgage loans – single-family	68,945	9.6%	72,442	9.8%
Construction loans	2,185	0.3%	3,048	0.5%
Land development loans	26,120	3.6%	29,667	4.0%
Consumer loans	18,696	2.6%	18,017	2.4%

Gross loans	718,117	100.0%	741,007	100.0%

Deferred fee (income) costs, net	(667)		(696)
Allowance for loan losses	(18,366)		(18,101)

Loans, net	$699,084		$722,210

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

The following table sets forth the maturity distribution of our loan portfolio (excluding consumer and residential mortgage loans) at March 31, 2011:

	March 31, 2011
	One Year or Less	Over One Year through Five Years	Over Five Years	Total
	(Dollars in thousands)
Real estate and construction loans(1)
Floating rate	$54,620	$98,396	$2,602	$155,618
Fixed rate	39,121	86,534	59,144	184,799
Commercial loans
Floating rate	15,060	1,098	—	16,158
Fixed rate	119,353	51,963	19,245	190,561

Total	$228,154	$237,991	$80,991	$547,136

(1)	Does not include mortgage loans on single and multi-family residences and consumer loans, which totaled $152.3 million and $18.7 million, respectively, at March 31, 2011.

Loans held for sale are carried at the lower of cost or estimated fair value in the aggregate. Net unrealized losses on loans held for sale, if any, would be recognized through a valuation allowance established by a charge to income. As of March 31, 2011, loans held for sale included $11.0 million of loans with interest rate lock commitments providing a hedge to interest rates and $6.2 million of loans pending investor commitments.

Non-Performing Loans, Other Non-Performing Assets and Allowance for Loan Losses

Nonperforming Loans and Other Nonperforming Assets. Non-performing loans consist of (i) loans on non-accrual status because we have ceased accruing interest on those loans, including restructured loans with respect to which there has not been a history of past performance on debt service in accordance with the contractual terms of those loans, and (ii) loans 90 days or more past due and still accruing interest. Non-performing assets consist, in addition to non-performing loans, of real properties that have been acquired by foreclosure or similar means and which we intend to offer for sale (“OREO”). Loans are placed on non-accrual status when, in the opinion of management, the full and timely collection of principal or interest is in doubt. Generally, the accrual of interest is discontinued when principal or interest payments become more than 90 days past due, unless management believes the loan is adequately collateralized and the loan is in the process of collection. However, in certain instances, we may place a particular loan on non-accrual status earlier, depending upon the individual circumstances involved in loan’s delinquency. When a loan is placed on non-accrual status, previously accrued but unpaid interest is reversed against current income. Subsequent collections of unpaid amounts on such a loan are applied to reduce principal when received, except when the ultimate collectability of principal is probable, in which case interest payments are credited to income. Non-accrual loans may be restored to accrual status if and when principal and interest become current and full repayment is expected. Interest income is recognized on the accrual basis for impaired loans not meeting the criteria for non-accrual.

The following table sets forth information regarding nonaccrual loans and other real estate owned which, together, comprise our nonperforming assets, as well as restructured loans, at March 31, 2011 and December 31, 2010:

	At March 31, 2011	At December 31, 2010
	(Dollars in thousands)
Nonaccrual loans:
Commercial loans	$1,868	$1,800
Commercial real estate	22,536	16,105
Residential real estate	1,177	1,832
Construction and land development	2,185	2,185
Consumer loans	129	129

Total nonaccrual loans	$27,895	$22,051

Other real estate owned (OREO):
Commercial loans	$3,989	3,989
Commercial real estate	6,091	4,900
Residential real estate	498	7,093
Construction and land development	17,188	17,188

Total other real estate owned	27,766	33,170

Total nonperforming assets	$55,661	$55,221

Restructured loans:
Accruing loans	$656	$1,187
Nonaccruing loans (included in nonaccrual loans above)	14,787	15,308

Total restructured loans	$15,443	$16,495

As the table above indicates, non-performing loans increased by $5.8 million, or 26.5%, to $27.9 million at March 31, 2011, as compared to $22.1 million at December 31, 2010. However, non-performing assets remained substantially unchanged, totaling $55.7 million at March 31, 2011 as compared to $55.2 million at December 31, 2010, as a result of a $5.4 million, or 16.3%, decrease in OREO to $27.8 million at March 31, 2011 from $33.2 million at December 31, 2010. That decrease was due to our disposal of OREO properties acquired by or in lieu of foreclosure, resulting in a $107,000 gain on sales of those properties in the three months ended March 31, 2011. We believe that, if the commercial real estate market improves, we will be able to significantly reduce the OREO over the next nine to twelve months.

We have allocated specific reserves within the allowance for loan losses to provide for losses we may incur on the loans that were classified as nonaccrual loans, and we have established specific reserves on the real properties classified as other real estate owned.

Information Regarding Impaired Loans. At March 31, 2011, there were $28.6 million of loans deemed impaired as compared to $31.5 million at December 31, 2010. We had an average investment in impaired loans for the period ended March 31, 2011 of $30 million as compared to an investment in impaired loans of $44.3 million for the year ended December 31, 2010. The interest that would have been earned in the first quarter of 2011 had the impaired loans in nonaccrual remained current in accordance with their original terms was $530,000.

The following table sets forth the amount of impaired loans for which there is a related allowance for loan losses determined in accordance with ASC 310-10 and the amount of that allowance and the amount of impaired loans for which there is no allowance for loan losses, at March 31, 2011 and December 31, 2010:

	March 31, 2011			December 31, 2010
Impaired Loans	Loans	Reserves for Loan Losses	% of Reserves to Loans	Loans	Reserves for Loan Losses	% of Reserves to Loans
	(Dollars in thousands)
Impaired loans with reserves	$26,227	$4,443	16.9%	$25,598	$3,424	13.4%
Impaired loans without reserves	2,324	—	—	5,853	—	—

Total impaired loans	$28,551	$4,443	15.6%	$31,451	$3,424	10.9%

Allowance for Loan Losses. The allowance for loan losses (the “Allowance”) was $18.4 million, and 2.56% of loans outstanding, at March 31, 2011, as compared to $18.1 million, and 2.44% of loans outstanding, at December 31, 2010.

The adequacy of the Allowance is determined through periodic evaluations of the loan portfolio and other factors that can reasonably be expected to affect the ability of borrowers to meet their loan obligations. Those factors are inherently subjective as the process for determining the adequacy of the Allowance involves some significant estimates and assumptions about such matters as (i) the amounts and timing of expected future cash flows of borrowers, (ii) the fair value of the collateral securing non-performing loans, (iii) estimates of losses that the Bank may incur on non-performing loans, which are determined on the basis of historical loss experience, industry loss factors and bank regulatory guidelines, and (iv) various qualitative factors. Those factors are subject to changes in economic and other conditions and changes in regulatory guidelines or circumstances over which we have no control. As a result, the amount of the Allowance may prove in the future to be insufficient to cover all of the loan losses we might incur in the future and, therefore, it may become necessary for us to increase the Allowance from time to time to maintain its adequacy.

The amount of the Allowance is first determined by assigning reserve ratios for all loans. All non-accrual loans and other loans classified as “special mention,” “substandard” or “doubtful” (“classified loans” or “classification categories”) are then assigned certain allocations according to type of loans, with greater reserve ratios or percentages applied to loans deemed to be of a higher risk. These ratios are determined based on prior loss history, industry guidelines and loss factors, by type of loan, adjusted for current economic conditions.

On a quarterly basis, we utilize a classification migration model and individual loan review analysis tools as starting points for determining the adequacy of the Allowance. Our loss migration analysis tracks a certain number of quarters of loan loss history and industry loss factors to determine historical losses by loan classification category, except certain loans (automobile, mortgage and credit cards), which are analyzed as homogeneous loan pools. These calculated loss factors are then applied to outstanding loan balances. We also conduct individual loan review analyses as part of the Allowance allocation process, applying specific monitoring policies and procedures in analyzing existing loans.

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

Determining the effects that these qualitative factors may have on the performance of our loan portfolio requires numerous judgments, assumptions and estimates about conditions, trends and events which may subsequently prove to have been incorrect due to circumstances outside of our control. Moreover, the effects of qualitative factors such as these on the performance of our loan portfolio are often difficult to quantify. As a result, we may sustain loan losses in any particular period that are sizable in relation to the Allowance or that may even exceed the Allowance.

The following table compares the total amount of loans outstanding, and the allowance for loan losses, by loan category, in each case, in thousands of dollars, and certain related ratios, as of March 31, 2011 and December 31, 2010.

			Increase (Decrease)
	March 31, 2011	December 31, 2010	December 31, 2010 to March 31, 2011
Commercial loans	$206,719	$218,690	$(11,971)
Loans impaired (1)	$2,088	$2,036	$52
Loans 90 days past due	$5,851	$1,784	$4,067
Loans 30 days past due	$2,079	$1,406	$673
Allowance for loan losses
General component	$9,220	$9,876	$(656)
Specific component(1)	$1,056	$141	$915

Total allowance	$10,276	$10,017	$259
Ratio of allowance to loan category	4.97%	4.58%	0.39%
Real estate loans:	$395,452	$399,143	$(3,691)
Loans impaired(1)	$22,536	$24,021	$(1,485)
Loans 90 days past due	$—	$1,111	$(1,111)
Loans 30 days past due	$20,908	$10,197	$10,711
Allowance for loan losses
General component	$3,270	$3,196	$74
Specific component(1)	$3,084	$3,155	$(71)

Total allowance	$6,354	$6,351	$3
Ratio of allowance to loan category	1.61%	1.59%	0.02%
Construction loans and land development	$28,305	$32,715	$(4,410)
Loans impaired(1)	$2,621	$2,624	$(3)
Loans 90 days past due	$2,185	$2,185	$—
Loans 30 days past due	$554	$—	$554
Allowance for loan losses
General component	$609	$830	$(221)
Specific component(1)	$221	$—	$221

Total allowance	$830	$830	—
Ratio of allowance to loan category	2.93%	2.54%	0.39%
Consumer loans and family mortgages	$87,641	$90,459	$(2,818)
Loans impaired(1)	$1,306	$2,473	$(1,167)
Loans 90 days past due	$129	$765	$(636)
Loans 30 days past due	$167	$432	$(265)
Allowance for loan losses
General component	$824	$775	$49
Specific component(1)	$82	$128	$(46)

Total allowance	$906	$903	$3
Ratio of allowance to loan category	1.03%	1.00%	0.03%
Total loans outstanding	$718,117	$741,007	$(22,890)
Loans impaired(1)	$28,551	$31,154	$(2,603)
Loans 90 days past due	$8,165	$5,845	$2,320
Loans 30 days past due	$23,708	$12,035	$11,673
Allowance for loan losses
General component	$13,923	$14,677	$(754)
Specific component(1)	$4,443	$3,424	$1,019

Total allowance	$18,366	$18,101	$265
Ratio of allowance to total loans outstanding	2.56%	2.44%	0.12%

(1)	Amounts in impaired loans and in specific components include nonperforming delinquent loans.

The Company classifies its loan portfolios using internal credit quality ratings. The following table provides a summary of loans by portfolio type and the Company’s internal credit quality ratings as of March 31, 2011 and December 31, 2010.

	March 31, 2011	December 31, 2010	Increase (Decrease)
	(Dollars in thousands)
Pass:
Commercial loans	$172,322	$187,054	$(14,732)
Commercial real estate loans – owner occupied	141,866	162,330	(20,464)
Commercial real estate loans – all other	117,039	112,093	4,946
Residential mortgage loans – multi family	76,893	81,482	(4,589)
Residential mortgage loans – single family	66,727	70,171	(3,444)
Construction loans	—	863	(863)
Land development loans	4,828	24,028	(19,200)
Consumer loans	18,529	17,847	682

Total pass loans	$598,204	$655,868	$(57,664)

Special Mention:
Commercial loans	$8,829	$9,748	$(919)
Commercial real estate loans – owner occupied	12,263	456	11,807
Commercial real estate loans – all other	2,612	—	2,612
Residential mortgage loans – multi family	5,361	1,974	3,387
Residential mortgage loans – single family	—	—	—
Construction loans	—	—	—
Land development loans	20,738	5,639	15,099
Consumer loans	38	41	(3)

Total special mention loans	$49,841	$17,858	$31,983

Substandard:
Commercial loans	$24,570	$21,887	$2,683
Commercial real estate loans – owner occupied	15,406	15,299	107
Commercial real estate loans – all other	22,926	24,412	(1,486)
Residential mortgage loans – multi family	1,086	1,097	(11)
Residential mortgage loans – single family	2,218	2,271	(53)
Construction loans	2,185	2,185	—
Land development loans	554	—	554
Consumer loans	129	—	129

Total substandard loans	$68,945	$67,151	$1,794

Doubtful:
Commercial loans	$998	$1	$997
Commercial real estate loans – owner occupied	—	—	—
Commercial real estate loans – all other	—	—	—
Residential mortgage loans – multi family	—	—	—
Residential mortgage loans – single family	—	—	—
Construction loans	—	—	—
Land development loans	—	—	—
Consumer loans	129	129	—

Total doubtful loans	$1,127	$130	$997

Total Outstanding Loans, gross:	$718,117	$741,007	$(22,890)

As the above table indicates, the Company’s total loans approximated $718 million at March 31, 2011, down from $741 million at December 31, 2010. The disaggregation of the portfolio by risk rating in the table above reflects the following changes between December 31, 2010 and March 31, 2011. Loans rated “pass” were $598 million at March 31, 2011, down from $656 million, due primarily to the decline in total loans outstanding and a migration of loans into the “special mention” risk rating; special mention loans were up from approximately $18 million at December 31, 2010 to $50 million at March 31, 2011; substandard loans increased modestly to approximately $69 million at March 31, 2011 from $67 million at December 31, 2010; and $1.1 million of loans were rated “doubtful” at March 31, 2011.

The $32.0 million increase in loans rated Special Mention during the first quarter of 2011 was attributable primarily to one or more identified emerging weaknesses in the financial condition of the borrowers or in their secondary sources of repayment. The incremental reserves required to support the increased risk attributable to the increase in Special Mention loans was offset by a reduction in reserves made possible by the $22.9 million net decline in total loans outstanding and the $265,000 of net recoveries of previously charged off loans in the quarter ended March 31, 2011. Furthermore, $32.9 million of loans that migrated to Special Mention for the quarter are collateralized primarily by first deeds of trust with an average loan to value ratio of 74% with the highest individual loan to value ratio of 87%.

The Company uses a rolling eight quarter loss migration analysis in order to determine loss factors to apply to each of its loan categories. In the fourth quarter of 2008, the Company incurred charge-offs of approximately $9.2 million. The fourth quarter of 2008 was the second highest quarter of charge-offs with the highest being the fourth quarter of 2009. In determining the loss factors for the quarter ended March 31, 2011, the fourth quarter 2008 charge-offs are no longer considered in the calculation resulting in slight decreases to the loss factor used. Despite the reduction in the loss factors in the quantitative component of our March 31, 2011 allowance for loan loss analysis, we have determined that this reasonably reflects the current economic conditions and the risks inherent in our loan portfolio at March 31, 2011. The qualitative factors utilized in determining the reserves, as discussed above under “Allowance for Loan Losses” in this section, did increase specifically in the allocation to the commercial real estate portfolio as a result of continued economic weakness in this sector. This resulted in an overall increase in qualitative reserves by $320,000.

The table below sets forth loan delinquencies, by quarter, from March 31, 2011 to March 31, 2010.

	2011	2010
	At March 31	At December 31	At September 30	At June 30	At March 31
Loans Delinquent:
90 days or more:
Commercial loans	$5,851	$1,784	$7,861	$5,588	$5,830
Commercial real estate	—	1,111	1,123	3,834	9,481
Residential mortgages	—	636	7,660	853	—
Construction and land development loans	2,185	2,185	9,398	5,429	5,382
Consumer loans	129	129	—	—	—

	8,165	5,845	26,042	15,704	20,693

30-89 days:
Commercial loans	2,079	1,406	1,296	5,742	4,038
Commercial real estate	20,045	10,197	4,648	3,380	10,963
Residential mortgages	1,030	432	144	8,129	695
Construction and land development loans	554	—	—	3,999	3,228
Consumer loans	—	—	142	—	—

	23,708	12,035	6,230	21,250	18,924

Total Past Due (1):	31,873	17,880	$32,272	$36,954	$39,617

(1)	Past due balances include nonaccrual loans.

As indicated above, loans 90 days or more delinquent increased by $2.3 million, or 39.7%, to $8.2 million at March 31, 2011, from $5.8 million at December 31, 2010.

In addition, loans 30 to 89 days delinquent increased by $11.7 million, or 97%, to $23.7 million at March 31, 2011, up from $12.0 million at December 31, 2010. As a result, total past due loans increased $14 million, or 78.3%, to $31.9 million at March 31, 2011 and from $17.9 million at December 31, 2010.

As the above table indicates, total past due loans increased by $14 million, to $31.9 million as of March 31, 2011, from $17.9 million as of December 31, 2010. That increase was primarily related to two loans. One of those loans, in the amount $8.2 million, became more than 30-days past due during the first quarter of 2011. This loan was determined by us to be impaired at December 31, 2010 and we recorded an impairment charge against this loan. No additions to this impairment reserve were required during the quarter ended March 31, 2011 pertaining to this loan. The other loan, in the amount of $4.5 million, was not determined to be impaired and accordingly any inherent losses related to this loan was covered by our allowance for loan losses, rather than a specific reserve.

During the quarter ended March 31, 2011, we recovered approximately $735 thousand of previously charged off loans, which more than offset loan charge offs during the quarter of approximately $470 thousand, resulting in a net increase to the allowance for loan losses of approximately $265 thousand at March 31, 2011. Coupled with the decline in dollar amount of outstanding loans and the factors discussed in the paragraphs above, as a percentage of gross loans the allowance increased from 2.45% at December 31, 2010 to 2.56% at March 31, 2011.

Set forth below is a summary, in thousands of dollars, of the transactions in the allowance for loan losses in the three months ended March 31, 2011 and the year ended December 31, 2010:

	Three Months Ended March 31, 2011	Year Ended December 31, 2010
Balance, beginning of period	$18,101	$20,345
Provision for loan losses	—	8,288
Recoveries on loans previously charged off	735	3,033
Amounts charged off	(470)	(13,565)

Balance, end of period	$18,366	$18,101

Deposits

Average Balances of and Average Interest Rates Paid on Deposits

Set forth below are the average amounts (in thousands of dollars) of, and the average rates paid on, deposits in the three months ended March 31, 2011:

	Three Months Ended March 31, 2011
	Average Balance	Average Rate
Noninterest-bearing demand deposits	$154,698	—
Interest-bearing checking accounts	27,459	0.35%
Money market and savings deposits	139,395	0.91%
Time deposits	497,246	1.76%

Average total deposits	$818,798	1.24%

Deposit Totals. Deposits totaled $830 million at March 31, 2011 as compared to $816 million at December 31, 2010 and $996 million at March 31, 2010. The following table compares the mix of our deposits, as between lower cost core deposits and higher cost time deposits, at March 31, 2011, December 31, 2010 and March 31, 2010, respectively:

	At March 31, 2011		At December 31, 2010		At March 31, 2010
	Amounts	Percent of Total Deposits	Amounts	Percent of Total Deposits	Amounts	Percent of Total Deposits
	(Dollars in thousands)
Core deposits
Noninterest bearing demand deposits	$154,650	18.6%	$144,079	17.7%	$180,339	18.1%
Savings and other interest-bearing transaction deposits	170,231	20.5%	163,948	20.0%	169,945	17.1%
Time deposits	504,699	60.9%	508,199	62.3%	646,203	64.8%

Total deposits	$829,580	100.0%	$816,226	100.0%	$996,487	100.0%

As indicated in the above table, savings and other interest-bearing deposits increased to 20.5% of total deposits at March 31, 2011, from 17.1% of total deposits at March 31, 2010; while time deposits, which bear higher rates of interest than our core deposits, decreased to 60.9% of total deposits at March 31, 2011 from 64.8% of total deposits at March 31, 2010. That change in the mix of deposits contributed to an improvement in our net interest income and net interest margin in this year’s first quarter, as compared to the same period of 2010. See “—Results of Operations—Net Interest Income” above in this Section of this Report.

Set forth below, in thousands of dollars, is a maturity schedule of domestic time certificates of deposit outstanding at March 31, 2011:

	At March 31, 2011
	Certificates of Deposit under $100,000	Certificates of Deposit of $100,000 or More
Maturities
Three months or less	$13,403	$39,840
Over three and through twelve months	67,613	275,613
Over twelve months	20,490	87,740

Total certificates of deposit	$101,506	$403,193

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

Our liquid assets, which included cash and due from banks, federal funds sold, interest earning deposits with financial institutions and unpledged securities available for sale (excluding Federal Reserve Bank and Federal Home Loan Bank stock) totaled $174 million, which represented 18% of total assets, at March 31, 2011.

Cash Flow Used in Operating Activities. In the three months ended March 31, 2011, we used net cash of $2.6 million in operating activities, primarily to fund $54 million in loan originations of mortgages available for sale, partially offset by proceeds from the sale of $48 million in those mortgages.

Cash Flow Provided by Investing Activities. In the three months ended March 31, 2011, investing activities provided net cash of $39 million, primarily attributable to $20 million of loan repayments and $6 million of proceeds from sales of, and $3 million of principal payments on, securities available for sale and $27 million of loan repayments.

Cash Flow Used by Financing Activities. In the three months ended March 31, 2011, we used net cash of $21 million in financing activities, primarily to fund a net decrease of $34 million in borrowings, partially offset by a $13 million increase in deposits.

Ratio of Loans to Deposits. The relationship between gross loans and total deposits can provide a useful measure of a bank’s liquidity. Since repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loan-to-deposit ratio the less liquid are our assets. On the other hand, since we realize greater yields on loans than we do on investments, a lower loan-to-deposit ratio can adversely affect interest income and earnings. As a result, our goal is to achieve a loan-to-deposit ratio that appropriately balances the requirements of liquidity and the need to generate a fair return on our assets. At March 31, 2011 and December 31, 2010, the loan-to-deposit ratios were 86% and 90%, respectively.

Off Balance Sheet Arrangements

Loan Commitments and Standby Letters of Credit. In order to meet the financing needs of our customers, in the normal course of business we make commitments to extend credit and issue standby commercial letters of credit to or for our customers. At March 31, 2011 and December 31, 2010, we were committed to fund certain loans, including letters of credit, amounting to approximately $135 million and $141 million, respectively.

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

Contractual Obligations

Borrowings. As a source of additional funds that we have used primarily to fund loans and to purchase other interest earning assets, and to provide us with a supplemental source of liquidity, we have obtained long and short term borrowings from the Federal Home Loan Bank (the “FHLB”). As of March 31, 2011, our outstanding FHLB borrowings totaled $78 million, comprised of (i) $24 million of long-term borrowings, with maturities ranging from August 2012 to August 2013, and (ii) $54 million of short-term borrowings, with maturities ranging from August 2011 to February 2012. These borrowings have a weighted-average annualized interest rate of 1.05%. By comparison, as of December 31, 2010, our outstanding FHLB borrowings totaled $112 million, comprised of (i) $44 million of long-term borrowings and (ii) $68 million of short-term borrowings which had a weighted-average annualized interest rate of 0.82%.

At March 31, 2011, U.S. agency and mortgage backed securities, U.S. Government agency securities and collateralized mortgage obligations with an aggregate fair market value of $19.1 million and $182 million of residential mortgage and other real estate secured loans were pledged to secure these Federal Home Loan Bank borrowings, repurchase agreements, local agency deposits, and treasury, tax and loan accounts.

The highest amount of borrowings FHLB borrowings that were outstanding at any month-end during the three months ended March 31, 2011 totaled $114 million. During 2010, the highest amount of borrowings outstanding at any month-end consisted of $132 million of FHLB borrowings and $11.8 million of overnight borrowings in the form of securities sold under repurchase agreements.

Junior Subordinated Debentures. Pursuant to rulings of the Federal Reserve Board, bank holding companies were permitted to issue long term subordinated debt instruments that, subject to certain conditions, would qualify as and, therefore, augment capital for regulatory purposes. At March 31, 2011, we had outstanding approximately $17.5 million principal amount of 30-year junior subordinated floating rate debentures (the “Debentures”), of which $16.8 million qualified as Tier 1 capital for regulatory purposes as of March 31, 2011. See discussion below under the subcaption “—Capital Resources-Regulatory Capital Requirements.”

Set forth below is certain information regarding the Debentures:

	Principal Amount	Interest Rate	Maturity Dates(1)
September 2002	$7,217	Libor plus 3.40%	September 2030
October 2004	10,310	Libor plus 2.00%	October 2034

Total	$17,527

(1)	Subject to the receipt of prior regulatory approval, we may redeem the Debentures, in whole or in part, without premium or penalty, at any time prior to maturity.

Interest on the Debentures is payable quarterly. However, subject to certain conditions, we have the right to defer those interest payments for up to five years.

As previously reported, since July 2009 we have been required to obtain the prior approval of the Federal Reserve Bank of San Francisco (the “FRBSF”) to make interest payments on the Debentures. During the quarter ended June 30, 2010, we were advised by the FRBSF that it would not approve the payments of interest on the Debentures scheduled to be made on June 24 and July 19, 2010. As a result, we exercised our right, pursuant to the terms of the Debentures, to defer those interest payments. In the fourth quarter of 2010 we were advised by the FRBSF that it would not approve our payment of the next two interest payments scheduled to be made in December 2010 and January 2011, respectively, and during the quarter ended March 31, 2011, we were advised by the FRBSF that it would not approve the payments of interest on the Debentures scheduled to be made on March 25 and April 18, 2011. As a result we have deferred those interest payments as well. If we are unable to obtain FRBSF approval to pay the interest payments that will become due in June 2011 and July 2011, then, it will be necessary for us to exercise our deferral rights with respect to those payments as well. Since we have the right, under the terms of the Debentures to defer interest payments for up to five years, the deferral of interest payments to date did not, and any deferral of the June and July 2011 interest payments will not, constitute a default under or with respect to the Debentures. Set forth below in this Item 2 under the caption “Capital Resources-Capital and Other Requirements under FRB Agreement and DFI Order” and our 2010 10-K in Item 1 under the caption “Supervision and Regulation-Regulatory Action by the FRB and DFI” and in Item 1A, entitled “RISK FACTORS”, is additional information regarding the above-described dividend restrictions, as well as other regulatory restrictions that apply to us and the Bank under a regulatory agreement entered into with the FRBSF, and an Order of the California Department of Financial Institutions (the “DFI Order”) issued, in August 2010.

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

The following is a summary of the major components of securities available for sale and a comparison of the amortized cost, estimated fair values and gross unrealized gains and losses, in thousands of dollars, as of March 31, 2011 and December 31, 2010:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(Dollars in thousands)
Securities available for sale at March 31, 2011:
Mortgage-backed securities issued by US agencies	$157,043	$31	$(2,847)	$154,227
Municipal securities	6,389	—	(539)	5,850
Non-agency collateralized mortgage obligations	3,399	25	(187)	3,237
Asset backed securities	2,441	—	(2,038)	403
Mutual fund	4,230	—	—	4,230

Total securities available for sale	$173,502	$56	$(5,611)	$167,947

Securities available for sale at December 31, 2010:
Mortgage-backed securities issued by US agencies	$166,421	$24	$(2,009)	$164,436
Municipal securities	6,389	—	(417)	5,972
Non-agency collateralized mortgage obligations	3,500	21	(244)	3,277
Asset backed securities	2,493	—	(2,122)	371
Mutual fund	4,245	—	—	4,245

Total securities available for sale	$183,048	$45	$(4,792)	$178,301

At March 31, 2011, U.S. agencies and mortgage backed securities, U.S. Government agency securities, collateralized mortgage obligations and time deposits with an aggregate fair market value of $19 million were pledged to secure Federal Home Loan Bank borrowings, repurchase agreements, local agency deposits, to secure lines of credit at our correspondent banks and treasury, tax and loan accounts.

The amortized cost, at March 31, 2011, of securities available for sale are shown in the following table, by contractual maturities and historical prepayments based on the prior three months of principal payments. Expected maturities will differ from contractual maturities and historical prepayments, particularly with respect to collateralized mortgage obligations, because borrowers may react to interest rate market conditions differently than the historical prepayment rates.

	March 31, 2011 Maturing in
	One year or less		Over one year through five years		Over five years through ten years		Over ten years		Total
	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield
	(Dollars in thousands)
Securities available for sale:
Mortgage-backed securities issued by U.S. Agencies	$8,888	2.73%	$29,608	2.74%	$29,135	2.74%	$89,411	2.70%	157,042	2.72%
Non-agency collateralized mortgage obligations	937	2.74%	—	—	1,587	3.07%	875	3.85%	3,399	3.15%
Municipal securities	—	—	—	—	1,347	4.10%	5,042	4.29%	6,389	4.25%
Asset backed securities	—	—	—	—	—	—	2,441	0.00%	2,441	0.00%
Mutual funds	—	—	4,230	3.04%	—	—	—	—	4,230	3.04%

Total Securities Available for sale	$9,825	2.72%	$33,838	2.77%	$32,069	2.81%	$97,769	2.73%	$173,501	2.75%

The table below shows, as of March 31, 2011, the gross unrealized losses and fair values of our investments, aggregated by investment category, and the length of time that the individual securities have been in a continuous unrealized loss position.

	Securities With Unrealized Loss as of March 31, 2011
	Less than 12 months		12 months or more		Total
(Dollars In thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Mortgage backed securities issued by U.S. Agencies	$151,506	$(2,846)	$41	$(1)	$151,547	$(2,847)
Municipal securities	5,442	(477)	408	(62)	5,850	(539)
Non-agency collateralized mortgage obligations	—	—	2,276	(187)	2,276	(187)
Asset-backed securities	—	—	403	(2,038)	403	(2,038)

Total temporarily impaired securities	$156,948	$(3,323)	$3,128	$(2,288)	$160,076	$(5,611)

Impairment exists when the fair value of the security has declined below its cost. We perform a quarterly assessment of the securities that have an unrealized loss to determine whether the decline in fair value of those securities below their cost is other-than-temporary.

We adopted ASC 321-10 effective April 1, 2009 and, accordingly, we recognize other-than-temporary impairments (“OTTI”) to our available-for-sale debt securities. In accordance with ASC 321-10, when there are credit losses associated with an impaired debt security and (i) we do not have the intent to sell the security and (ii) it is more likely than not that we will not have to sell the security before recovery of its cost basis, then, we will separate the amount of an impairment that is credit-related from the amount thereof related to non-credit factors. The credit-related impairment is recognized in our consolidated statements of operations. The non-credit-related impairment is recognized and reflected in Other Comprehensive Income.

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

•	well capitalized;

•	adequately capitalized;

•	undercapitalized;

•	significantly undercapitalized; or

•	critically undercapitalized.

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

The following table sets forth the capital and capital ratios of the Company (on a consolidated basis) and the Bank (on a stand-alone basis) at March 31, 2011, as compared to the respective regulatory requirements applicable to them.

			Applicable Federal Regulatory Requirement
	Actual		To be Categorized as Adequately Capitalized		To be Categorized as Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk Weighted Assets:
Company	$96,073	11.8%	$65,114	At least 8.0%	N/A	N/A
Bank	92,935	11.4%	65,094	At least 8.0%	$81,367	At least 10.0%
Tier 1 Capital to Risk Weighted Assets:
Company	$75,377	9.3%	$32,557	At least 4.0%	N/A	N/A
Bank	82,660	10.2%	32,547	At least 4.0%	$48,820	At least 6.0%
Tier 1 Capital to Average Assets:
Company	$75,377	7.4%	$40,592	At least 4.0%	N/A	N/A
Bank	82,660	8.2%	40,530	At least 4.0%	$50,663	At least 5.0%

At March 31, 2011, the Bank (on a stand-alone basis) continued to qualify as a well-capitalized institution, and the Company continued to exceed the minimum required capital ratios, under the capital adequacy guidelines described above.

The consolidated total capital and Tier 1 capital of the Company, at March 31, 2011, includes an aggregate of $16.8 million principal amount of the $17.5 million of Junior Subordinated Debentures that we issued in 2002 and 2004. We contributed that amount to the Bank over the six year period ended December 31, 2009, thereby providing it with additional cash to fund the growth of its banking operations and, at the same time, to increase its total capital and Tier 1 capital.

Capital and Other Requirements under FRB Agreement and DFI Order.

On August 31, 2010, the Company and the Bank entered into the FRB Agreement and the Bank consented to the issuance of the DFI Order. The principal purposes of the FRB Agreement and the DFI Order, which constitute formal supervisory actions by the FRB and the DFI, are to require us to adopt and implement formal plans and take certain actions, as well as to continue implementing measures that we previously adopted, to address the adverse consequences that the economic recession has had on the performance of our loan portfolio and our operating results and to increase our capital to strengthen our ability to weather any further adverse conditions that might arise if the improvement in the economy does not materialize or remains sluggish.

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

The FRB Agreement also requires us to submit a capital plan to the FRB that will meet with its approval and then to implement that plan. Under the DFI Order, the Bank was required to achieve a ratio of adjusted tangible shareholders’ equity to its tangible assets to 9.0% by January 31, 2011, by raising additional capital, generating earnings or reducing the Bank’s tangible assets (subject to a 15% limitation on such a reduction) or a combination thereof and, upon achieving that ratio, to thereafter maintain that ratio during the Term of the Order.

The DFI Order also states that if we were to violate or fail to comply with the Order the Bank could be deemed to be conducting business in an unsafe manner which could subject the Bank to further regulatory enforcement action.

The Company and the Bank already have made substantial progress with respect to several of these requirements and both the Board and management are committed to achieving all of the requirements on a timely basis. Among other things, in August 2010, we completed a private placement of Series A Convertible Preferred Stock, raising gross proceeds of $12,655,000, of which $10,250,000 was contributed to the Bank to increase its equity capital.

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

However, as previously reported, notwithstanding those efforts, which are continuing, we were not able to raise the capital needed to increase the Bank’s ratio of tangible equity-to-tangible assets to 9.0% by January 31, 2011, as required by the DFI Order. Nevertheless, the DFI has notified us that it will not take any action against the Bank at this time because the Bank has not, as yet, met that capital requirement. We understand that this decision was based on the progress we have made since August 31, 2010 in increasing the Bank’s capital ratio, improvements made in the Bank’s financial condition, including reductions in loan charge-offs, and the Bank’s classification as a “well-capitalized” banking institution under federal bank regulatory guidelines and federally established prompt corrective action regulations.

We cannot, however, predict when or even if we will succeed in meeting the capital requirements of the DFI Order in the near term and the DFI is not precluded from taking enforcement action against the Bank if its financial condition were to worsen or if Bank failed to achieve further improvements in its capital ratio.

Additional information regarding the FRB Agreement and the DFI Order is set forth in the Section entitled “Supervision and Regulation-Regulatory Action by the FRB and DFI” in Item 1, and in the Section entitled “Risk Factors” in Item 1A, of our 2010 10-K.

Sale of Series A Convertible 10% Cumulative Preferred Stock. As previously reported in a Current Report filed with the SEC on Form 8-K dated October 6, 2009, we commenced a private placement to a limited number of accredited investors (as defined in Regulation D under the Securities Act of 1933, as amended) of a new issue of Series A Convertible 10% Cumulative Preferred Stock (the “Series A Shares”), at $100 per Series A Share. We sold a total of 126,550 Series A Shares, raising gross proceeds of $12.655 million, in the private placement, which we concluded in August 2010. We have used those proceeds to make a $10.25 million capital contribution to the Bank to increase its equity capital and to provide it with cash to fund additional loans and other interest-earning assets and meet working capital requirements, and for general corporate purposes. Dividends accrue and accumulate on the Series A Shares at a rate of 10% per annum until paid and, at March 31, 2011, accumulated but unpaid dividends on the Series A Shares totaled $1,448,000. Moreover, until such dividends are paid, we may not pay any dividends on our common stock.

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

Although we have cash sufficient to pay the accumulated unpaid dividends on the Series A Shares (the “Series A Dividends”), the FRB Agreement requires us to obtain the prior approval of the FRBSF to pay any of those dividends. We have been advised by the FRBSF that it does not intend to approve the payment of any Series A Dividends at least until we significantly increase our capital and achieve a return to profitability. As a result, we expect that Series A Shares will continue to accrue dividends, at a rate of approximately $316,625 per quarter, for some time. Moreover, for accounting and public reporting purposes, accrued but unpaid Series A Dividends are recorded, and reduce the earnings or increase the loss allocable to common stockholders set forth, in the Company’s statements of operations.

Dividend Policy and Share Repurchase Programs. It is, and since the beginning of 2009 it has been, the policy of the Board of Directors of the Company and the Bank to preserve cash to enhance their capital positions and the Bank’s liquidity. Moreover, since mid-2009, bank regulatory restrictions, including those under the FRB Agreement and DFI Order, have precluded the Company and the Bank from paying cash dividends and we have been precluded from repurchasing our shares without the prior approval of the FRBSF. Accordingly, we do not expect to pay dividends or make share repurchases at least for the foreseeable future.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, in connection with the filing of this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2011. Based on the evaluation, our CEO and CFO have concluded that, as of March 31, 2011, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to disclose in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules of the Securities and Exchange Commission and that such information is accumulated and communicated to management, including our Chief Executive and Chief Financial Officers, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

James Laliberte, et al. vs. Pacific Mercantile Bank. This lawsuit was originally filed in May 2003 in the California Superior Court for the County of Orange (Case No. 030007092). Information regarding this lawsuit is contained in Item 3 of Part I of our 2010 10-K and is incorporated herein by this reference, and there have been no subsequent developments in that case since we filed the 2010 10-K with the SEC on April 1, 2011.

We also are subject to legal actions that arise from time to time in the ordinary course of our business. Currently there are no such pending legal proceedings that we believe will become material to our financial condition or results of operations.

Pacific Mercantile Bank v. David Schneider. This lawsuit was filed in the California Superior Court for the County of Orange (Case No.30-2008-00116202) by the Bank in December 2008, seeking damages for breach of contract by the defendant. On April 18, 2011, the Bank was awarded a $2.1 million judgment by the jury in that case, and will seek to recover its attorney’s fees, as provided for in the loan documents, from the defendant. The defendant has until June 17, 2011 to file an appeal of the jury verdict and the award of damages in favor of the Bank. Based on information disclosed at the trial, we believe (although no assurance can be given) that the defendant has sufficient assets to satisfy the judgment and any award of attorneys’ fees to the Bank.

Item 1A.	Risk Factors.

There are no material changes in the risk factors previously disclosed in Item 1A of Part 1 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 that we filed with the SEC on April 1, 2011.

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

PACIFIC MERCANTILE BANCORP

Date: May 10, 2011	By:	/s/ NANCY A. GRAY
Nancy A. Gray, Chief Financial Officer

S-1

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

Exhibit 31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

E-1