Form 10-Q
period 2011-06-30
PACIFIC MERCANTILE BANCORP
filed 2011-08-15
CIK 1109546

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

12,273,003 shares of Common Stock as of August 12, 2011

QUARTERLY REPORT ON FORM 10Q

FOR

THE QUARTER ENDED JUNE 30, 2011

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(i)

PART I. — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except per share data)

(Unaudited)

	June 30, 2011	December 31, 2010
ASSETS
Cash and due from banks	$10,581	$7,306
Interest bearing deposits with financial institutions	66,513	25,372

Cash and cash equivalents	77,094	32,678
Interest-bearing time deposits with financial institutions	1,618	2,078
Federal Reserve Bank and Federal Home Loan Bank Stock, at cost	11,878	12,820
Securities available for sale, at fair value	134,181	178,301
Loans held for sale, at lower of cost or market	20,620	12,469
Loans (net of allowances of $17,383 and $18,101, respectively)	701,024	722,210
Investment in unconsolidated subsidiaries	682	682
Other real estate owned	25,012	33,170
Accrued interest receivable	2,965	3,259
Premises and equipment, net	825	935
Other assets	12,005	17,268

Total assets	$987,904	$1,015,870

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$149,863	$144,079
Interest-bearing	692,731	672,147

Total deposits	842,594	816,226
Borrowings	53,000	112,000
Accrued interest payable	1,170	985
Other liabilities	5,589	5,716
Junior subordinated debentures	17,527	17,527

Total liabilities	919,880	952,454

Commitments and contingencies (Note 2)	—	—
Shareholders’ equity:
Preferred stock, no par value, 2,000,000 shares authorized, 126,550 shares issued and outstanding at June 30, 2011 and December 31, 2010, liquidation preference $100 per share plus accumulated declared and unpaid dividends at June 30, 2011 and December 31, 2010	12,655	12,655
Common stock, no par value, 20,000,000 shares authorized, 10,434,665 shares issued and outstanding at June 30, 2011 and December 31, 2010	73,186	73,058
Accumulated deficit	(14,633)	(17,553)
Accumulated other comprehensive loss	(3,184)	(4,744)

Total shareholders’ equity	68,024	63,416

Total liabilities and shareholders’ equity	$987,904	$1,015,870

The accompanying notes are an integral part of these consolidated financial statements.

Part I. Item 1. (continued)

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except for shares and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Interest income
Loans, including fees	$10,291	$11,725	$20,453	$23,690
Securities available for sale and stock	1,125	1,074	2,398	2,658
Interest-bearing deposits with financial institutions	41	132	67	242

Total interest income	11,457	12,931	22,918	26,590
Interest expense
Deposits	2,507	4,119	5,004	8,407
Borrowings	358	594	716	1,518

Total interest expense	2,865	4,713	5,720	9,925

Net interest income	8,592	8,218	17,198	16,665
Provision for loan losses	—	4,600	—	5,800

Net interest income after provision for loan losses	8,592	3,618	17,198	10,865
Noninterest income
Total other-than-temporary impairment of securities	54	(1,912)	95	(1,912)
Less: Portion of other-than-temporary impairment losses recognized in other comprehensive loss	117	(1,712)	210	(1,678)

Net impairment loss recognized in earnings	(63)	(200)	(115)	(234)
Service fees on deposits and other banking services	251	313	524	652
Mortgage banking (including net gains on sales of loans held for sale)	1,328	1,061	2,167	1,630
Net gains on sale of securities available for sale	29	198	40	403
Net gains (losses) on sale of other real estate owned	99	(59)	206	(59)
Other	214	392	394	658

Total noninterest income	1,858	1,705	3,216	3,050
Noninterest expense
Salaries and employee benefits	4,008	3,707	7,985	8,044
Occupancy	637	666	1,267	1,347
Equipment and depreciation	358	302	715	657
Data processing	168	178	331	358
Customer expense	61	79	126	180
FDIC expense	380	808	1,182	1,266
Other real estate owned expense	822	557	1,196	891
Professional fees	1,081	1,067	2,042	1,980
Other operating expense	1,065	982	2,020	1,990

Total noninterest expense	8,580	8,346	16,864	16,713

Income (loss) before income taxes	1,870	(3,023)	3,550	(2,798)
Income tax provision	630	8,960	630	9,059

Net income (loss)	1,240	(11,983)	2,920	(11,857)
Accumulated undeclared dividends on preferred stock	(316)	(221)	(628)	(429)

Net income (loss) allocable to common shareholders	$924	$(12,204)	$2,292	$(12,286)

Income (loss) per common share
Basic	$0.09	$(1.17)	$0.22	$(1.18)
Diluted	$0.08	$(1.17)	$0.19	$(1.18)
Weighted average number of common shares outstanding
Basic	10,434,665	10,434,665	10,434,665	10,434,665
Diluted	12,097,476	10,434,665	12,103,105	10,434,665

The accompanying notes are an integral part of these consolidated financial statements.

Part I. Item 1. (continued)

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income (loss)	$1,240	$(11,983)	$2,920	$(11,857)
Other comprehensive loss net of tax:
Change in unrealized (loss) gain on securities available for sale	2,403	414	1,597	968
Change in net unrealized (loss) gain and prior service benefit on supplemental executive retirement plan	5	(24)	(37)	(30)

Total comprehensive income (loss)	$3,648	$(11,593)	$4,480	$(10,919)

The accompanying notes are an integral part of these consolidated financial statements.

Part I. Item 1. (continued)

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2011	2010
Cash Flows From Operating Activities:
Net income (loss)	$2,920	$(11,857)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	249	264
Provision for loan losses	—	5,800
Net amortization of premium on securities	322	311
Net gains on sales of securities available for sale	(40)	(403)
Net gains on sales and mark to market of mortgage loans held for sale	(1,621)	(1,393)
Proceeds from sales of mortgage loans held for sale	122,969	82,472
Originations and purchases of mortgage loans held for sale	(127,913)	(97,655)
Other than temporary impairment on securities available for sale	115	234
Net amortization of deferred fees and unearned income on loans	(349)	(236)
Net (gain) loss on sales of other real estate owned	(206)	59
Net gain on sale of fixed assets	(18)	—
Write down of other real estate owned	376	367
Stock-based compensation expense	128	64
Capitalized cost of other real estate owned	(155)	(1,488)
Changes in operating assets and liabilities:
Accrued interest receivable	294	571
Other assets	(2,262)	270
Deferred taxes	—	8,078
Income taxes receivable	7,654	980
Accrued interest payable	185	(924)
Other liabilities	(164)	(888)

Net cash provided by (used in) operating activities	2,484	(15,374)
Cash Flows From Investing Activities:
Net decrease in interest-bearing time deposits with financial institutions	460	902
Maturities of and principal payments received for securities available for sale and other stock	6,811	25,434
Purchase of securities available for sale and other stock	—	(107,044)
Proceeds from sale of securities available for sale and other stock	39,451	161,475
Proceeds from sale of other real estate owned	8,430	84
Net decrease in loans	18,002	56,690
Net increase in other real estate owned	—	(8,011)
Purchases of premises and equipment	(139)	(48)
Proceeds from sales of loans	1,586	—
Net gain on sales of loans	(55)	—
Proceeds from sale of premises and equipment	18	—

Net cash provided by investing activities	74,564	129,482
Cash Flows From Financing Activities:
Net increase in deposits	26,368	12,663
Proceeds from issuances of Series A Cumulative Preferred Stock	—	2,855
Net decrease in borrowings	(59,000)	(54,979)

Net cash used in financing activities	(32,632)	(39,461)

The accompanying notes are an integral part of these consolidated financial statements.

Part I. Item 1. (continued)

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2011	2010
Net increase in cash and cash equivalents	44,416	74,647
Cash and Cash Equivalents, beginning of period	32,678	141,651

Cash and Cash Equivalents, end of period	$77,094	$216,298

Supplementary Cash Flow Information:
Cash paid for interest on deposits and other borrowings	$5,535	$10,848

Cash paid for income taxes	$815	$—

Non-Cash Investing Activities:
Net decrease in net unrealized losses and prior year service cost on supplemental employee retirement plan, net of tax	$(37)	$(30)

Net increase in net unrealized gains and losses on securities held for sale, net of income tax	$1,597	$968

Transfer into other real estate owned	$416	$9,218

Transfer of loans held for sale to loans held for investment	$1,586	$2,176

Mark to market (gain) loss adjustment of equity securities	$39	$(70)

The accompanying notes are an integral part of these consolidated financial statements.

Part I. Item 1. (continued)

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Shares and dollars in thousands)

(Unaudited)

For The Six Months Ended June 30, 2011

	Preferred Stock		Common Stock			Accumulated Other
	Number of Shares	Amount	Number of Shares	Amount	Accumulated Deficit	Comprehensive (Loss)	Total
Balance at December 31, 2010	127	$12,655	10,435	$73,058	$(17,553)	$(4,744)	$63,416
Stock based compensation expense	—	—	—	128	—	—	128
Comprehensive income:
Net income	—	—	—	—	2,920	—	2,920
Change in unrealized loss on securities held for sale, net of taxes	—	—	—	—	—	1,597	1,597
Change in unrealized loss on supplemental executive retirement plan	—	—	—	—	—	(37)	(37)

Total comprehensive income	—	—	—	—	—	—	4,480

Balance at June 30, 2011	127	$12,655	10,435	$73,186	$(14,633)	$(3,184)	$68,024

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

Our consolidated financial position at June 30, 2011, and the consolidated results of operations for the three and six month periods ended June 30, 2011, are not necessarily indicative of what our financial position will be as of December 31, 2011, or of the results of our operations that may be expected for the full year ending December 31, 2011.

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

In May 2011, the FASB issued ASU 2011-04 – Amendments to achieve common fair value measurement and disclosure requirements (“ASU 2011-04”), clarifying how to measure and disclose fair value. This guidance amends the application of the “highest and best use” concept to be used only in the measurement of fair value of nonfinancial assets, clarifies that the measurement of the fair value of equity-classified financial instruments should be performed from the perspective of a market participant who holds the instrument as an asset, clarifies that an entity that manages a group of financial assets and liabilities on the basis of its net risk exposure can measure those financial instruments on the basis of its net exposure to those risks, and clarifies when premiums and discounts should be taken into account when measuring fair value, the fair value disclosure requirements also were amended. For public entities, the amendments in ASU 2011-04 are effective prospectively for interim and annual periods beginning after December 15, 2011. The Company does not believe that the adoption of the amended guidance will have a significant effect on its consolidated financial statements.

Commitments and Contingencies

Commitments

To meet the financing needs of our customers in the normal course of business, we are a party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements. At June 30, 2011, loan commitments and letters of credit totaled $126 million and $2.5 million, respectively. The contractual amount of a credit-related financial instrument such as a commitment to extend credit, a credit-card arrangement or a letter of credit represents the amounts of potential accounting loss should the commitment be fully drawn upon, the customer were to default, and the value of any existing collateral securing the customer’s payment obligation become worthless.

2.	Significant Accounting Policies, Recent Accounting Pronouncements, Commitments and Contingencies (Cont.-)

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

Current Regulatory Matters

On August 31, 2010, the members of the respective Boards of Directors of Pacific Mercantile Bancorp (the “Company”) and its wholly-owned banking subsidiary, Pacific Mercantile Bank (the “Bank”), entered into a Written Agreement (the “Agreement”) with the Federal Reserve Bank of San Francisco (the “FRB”). On the same date, the Bank consented to the issuance of a Final Order (the “Order”) by the California Department of Financial Institutions (the “DFI”). The principal purposes of the Agreement and Order, which constitute formal supervisory actions by the FRB and the DFI, are to require us to adopt and implement formal plans and take certain actions, as well as to continue to implement other measures that we previously adopted, to address the adverse consequences that the economic recession has had on the performance of our loan portfolio and our operating results, to improve our operating results, and to increase our capital to strengthen our ability to weather any further adverse conditions that might arise if the hoped-for improvement in the economy does not materialize.

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

2.	Significant Accounting Policies, Recent Accounting Pronouncements, Commitments and Contingencies (Cont.-)

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

Basic EPS excludes dilution and is computed by dividing net income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted to common stock that would then share in our earnings. For the three and six months ended June 30, 2011 and 2010, outstanding options to purchase 900,020 and 1,146,344 shares, respectively, were not considered in computing diluted earnings (loss) per common share because they were anti-dilutive.

The following table shows how we computed basic and diluted EPS for the three and six month periods ended June 30, 2011 and 2010.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except earnings per share data)	2011	2010	2011	2010
Net income (loss)	$1,240	$(11,983)	$2,920	$(11,857)
Accumulated undeclared dividends on preferred stock	(316)	(221)	(628)	(429)

Net income (loss) allocable to common shareholders (A)	$924	$(12,204)	$2,292	$(12,286)

Weighted average outstanding shares of common stock (B)	10,435	10,435	10,435	10,435
Dilutive effect of employee stock options and warrants	1,663	—	1,668	—

Common stock and common stock equivalents (C)	12,098	10,435	12,103	10,435

Income (Loss) per common share:
Basic (A/B)	$0.09	$(1.17)	$0.22	$(1.18)
Diluted (A/C)	$0.08	$(1.17)	$0.19	$(1.18)

4.	Stock-Based Employee Compensation Plans

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

4.	Stock-Based Employee Compensation Plans (Cont-)

Options to purchase a total of 1,146,344 shares of our common stock granted under the Previously Approved Plans were outstanding at March 31, 2010. Those plans had provided that, if any of the outstanding options were to expire or otherwise terminate, rather than being exercised, the shares that had been subject to those options would become available for the grant of new options under those plans. However, the 2010 Plan provides that if any of the outstanding options granted under the Previously Approved Plans expire or are terminated for any reason, then, the number of shares that would become available for grants or awards of equity incentives under the 2010 Plan would be increased by an equivalent number of shares, instead of becoming available for new equity incentive grants under the Previously Approved Plans. Assuming that all of the options that were outstanding under the Previously Approved Plans on the date the 2010 Plan was adopted were to expire or be cancelled, then the maximum number of shares that could be issued pursuant to equity incentives under the 2010 Plan would be 1,704,555 shares.

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

The fair values of the options that were outstanding at June 30, 2011 under the 2010 Plan or the Previously Approved Plans (collectively referred to as the “Plans”) were estimated as of their respective dates of grant using the Black-Scholes option-pricing model. For additional information regarding the Company’s stock based compensation plans, refer to Note 12 – “Stock-Based Employee Compensation Plans” in the Notes to Consolidated Financial Statement included in the Company’s Form 10-K for the year ended December 31, 2010. The table below summarizes the weighted average assumptions used to determine the fair values of the options granted during the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010 (1)	2011	2010
Assumptions with respect to:
Expected volatility	40%	—	40%	34%
Risk-free interest rate	2.74%	—	2.74%	3.07%
Expected dividends	0.26%	—	0.26%	0.26%
Expected term (years)	6.6 – 8.2	—	6.6 – 8.2	6.9
Weighted average fair value of options granted during period	$2.00	$—	$2.00	$1.20

(1)	There were no options granted in the second quarter of 2010.

4.	Stock-Based Employee Compensation Plans (Cont-)

The following tables summarize the stock option activity under the Plans during the six months ended June 30, 2011 and 2010, respectively.

	Number of Shares	Weighted- Average Exercise Price Per Share	Number of Shares	Weighted- Average Exercise Price Per Share
	2011		2010
Outstanding – January 1,	1,177,642	$7.57	1,162,744	$8.93
Granted	45,500	4.34	169,122	2.97
Exercised	—	—	—	—
Forfeited/Canceled	(84,901)	7.65	(329,024)	7.56

Outstanding – June 30,	1,138,241	7.43	1,002,842	8.37

Options Exercisable – June 30,	706,350	$9.72	680,367	$10.37

There were no options exercised during either of the three and six months ended June 30, 2011 and 2010. The fair values of vested options at June 30, 2011 and 2010 were $55,000 and $123,300, respectively.

The following table provides additional information regarding the vested and unvested options that were outstanding at June 30, 2011.

	Options Outstanding as of June 30, 2011				Options Exercisable as of June 30, 2011(1)
	Vested	Unvested	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Shares	Weighted Average Exercise Price
$ 2.97 – $5.99	162,732	418,390	$3.44	8.79	162,732	$3.36
$ 6.00 – $9.99	97,976	7,200	7.49	1.49	97,976	7.53
$10.00 – $12.99	311,100	—	11.23	2.63	311,100	11.23
$13.00 – $17.99	115,042	6,301	15.09	4.15	115,042	15.07
$18.00 – $18.84	19,500	—	18.06	4.59	19,500	18.06

	706,350	431,891	$7.43	5.87	706,350	$9.72

(1)	The weighted average remaining contractual life of the options that were exercisable as of June 30, 2011 was 4.05 years.

The aggregate intrinsic values of options that were outstanding and exercisable under the Plans at June 30, 2011, and 2010, were $146,000 and zero, respectively.

A summary of the status of the unvested options as of December 31, 2010, and changes in the number of shares subject to and in the weighted average grant date fair values of the unvested options during the six months ended June 30, 2011, are set forth in the following table.

	Number of Shares Subject to Options	Weighted Average Grant Date Fair Value
Unvested at December 31, 2010	461,480	$1.43
Granted	45,500	2.00
Vested	(73,297)	1.67
Forfeited/Cancelled	(1,792)	1.25

Unvested at June 30, 2011	431,891	$1.45

4.	Stock-Based Employee Compensation Plans (Cont-)

The aggregate amounts of stock based compensation expense recognized in our consolidated statements of operations for the six months ended June 30, 2011 and 2010, were $106,000 and $64,000, respectively, in each case net of taxes. At June 30, 2011, the weighted average period over which nonvested awards were expected to be recognized was 1.34 years.

The following table sets forth the compensation expense which was expected to be recognized during the periods presented below in respect of non-vested stock options outstanding at June 30, 2011:

Estimated Stock Based Compensation Expense
(In thousands)
For the years ending June 30,
2011	$130
2012	233
2013	149
2014	22
2015	11

$545

5.	Employee Benefit Plan

The Company has established a Supplemental Retirement Plan (“SERP”) for its Chief Executive Officer. The components of net periodic benefit cost for the SERP are set forth in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)
Service cost	$50	$47	$99	$94
Interest cost	36	34	71	66
Expected return on plan assets	—	—	—	—
Amortization of prior service cost	4	4	8	8
Amortization of net actuarial loss	2	6	3	12

Net periodic SERP cost	$92	$91	$181	$180

6.	Income Taxes

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

6.	Income Taxes (Cont-)

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

We have recorded income tax expense of approximately $630,000 for the three and six months ended June 30, 2011. Our deferred tax asset consists of approximately $1.5 million of federal net operating loss carryforward (“NOL”) and $2.5 million of California NOL. California has suspended its NOL carryforward indefinitely at this time. Therefore, we are recording California state income tax expense without being able to realize any benefit from the California NOL carryforward. We are recognizing the benefit related to our federal NOL carryforward, but since our projected 2011 income exceeds the amount needed to utilize the full amount of our federal NOL, we are recording income tax expense based on our income projections for 2011. The recognition of the federal NOL has resulted in a reduction of our annual effective income tax rate from the combined federal and state statutory rate of approximately 41% down to approximately 17%. We will continue to evaluate our deferred tax asset to determine if and when we are able to reverse any or all of the valuation allowance thus reducing the amount of income tax expense that would otherwise have to be recorded in future periods.

The Company files income tax returns with the U.S. federal government and the state of California. As of June 30, 2011, we were subject to examination by the Internal Revenue Service with respect to our U.S. federal tax returns and the Franchise Tax Board for California, for the 2006 to 2009 tax years.

Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of tax expense. We did not have any accrued interest or penalties associated with any unrecognized tax benefits, and no interest expense was recognized during the three and six months ended June 30, 2011 and 2010. Our effective tax rate differs from the federal statutory rate primarily due to tax free income on municipal bonds and certain non-deductible expenses recognized for financial reporting purposes and state taxes.

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

The following table shows the recorded amounts of assets measured at fair value on a recurring basis.

	At June 30, 2011 (in thousands)
	Total	Level 1	Level 2	Level 3
Assets at Fair Value:
Investment securities available for sale
Mortgage backed securities issued by U.S. agencies	$120,184	$—	$120,184	$—
Municipal securities	6,222	—	6,222	—
Collateralized mortgage obligations issued by non agency	2,994	—	1,657	1,337
Asset backed securities	492	—	—	492
Mutual funds	4,289	4,289	—	—

Total assets at fair value on a recurring basis	$134,181	$4,289	$128,063	$1,829

The changes in Level 3 assets measured at fair value on a recurring basis are summarized in the following table:

Investment Securities Available for Sale
(In thousands)
Balance of recurring Level 3 instruments at January 1, 2011	$1,243
Total gains or losses (realized/unrealized):
Included in earnings-realized	—
Included in earnings-unrealized(1)	(115)
Included in other comprehensive income	2,069
Purchases	—
Sales	—
Issuances	—
Settlements	—
Transfers in and/or out of Level 3	(1,368)

Balance of Level 3 assets at June 30, 2011	$1,829

(1)	Amount reported as other than temporary impairment loss in the noninterest income portion of the Statement of Operations.

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

7.	Fair Value Measurements (Cont.-)

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

Mortgage Loans Held for Sale. Loans held for sale are carried at the lower of cost or market value. The fair value of loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics. As such, the Company classifies loans subjected to nonrecurring fair value adjustments as Level 2. There were no fair value adjustments related to the $20.6 million of loans held for sale at June 30, 2011.

Information regarding assets measured at fair value on a nonrecurring basis is set forth in the table below.

	At June 30, 2011 (in thousands)
	Total	Level 1	Level 2	Level 3
Impaired Loans	$31,222	$—	$17,913	$13,309
Mortgage Loans held for sale	20,620	—	20,620	—
Other assets(1)	25,012	—	25,012	—

Total	$76,854	$—	$63,545	$13,309

(1)	includes foreclosed assets.

There were no transfers in or out of level 3 measurements for nonrecurring items during the six months ended June 30, 2011.

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

7.	Fair Value Measurements (Cont.-)

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

Mortgage Loans Held for Sale. Loans held for sale are carried at the lower of cost or market value. The fair value of loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics. As such, the Company classifies loans subjected to nonrecurring fair value adjustments as Level 2. There were no fair value adjustments related to the $20.6 million of loans held for sale at June 30, 2011.

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

Commitments to Extend Credit and Standby Letters of Credit. The fair value of commitments to extend credit and standby letters of credit, are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. These fees were not material in amount either at June 30, 2011, or December 31, 2010.

7.	Fair Value Measurements (Cont.-)

The estimated fair values and related carrying amounts of the Company’s financial instruments are as follows:

	June 30, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$77,094	$77,094	$32,678	$32,678
Interest-bearing deposits with financial institutions	1,618	1,618	2,078	2,078
Federal Reserve Bank and Federal Home Loan Bank stock	11,878	11,878	12,820	12,820
Securities available for sale	134,181	134,181	178,301	178,301
Mortgage loans held for sale	20,620	20,620	12,469	12,469
Loans, net	701,024	693,181	722,210	712,878
Financial Liabilities:
Noninterest bearing deposits	149,863	149,863	144,079	144,079
Interest-bearing deposits	692,732	694,504	672,147	674,264
Borrowings	53,000	52,580	112,000	112,763
Junior subordinated debentures	17,527	17,527	17,527	17,527

8.	Investment Securities Available For Sale

The following table sets forth the major components of securities available for sale and compares the amortized costs and estimated fair market values of, and the gross unrealized gains and losses on, these securities at June 30, 2011 and December 31, 2010:

	June 30, 2011				December 31, 2010
	Amortized Cost	Gross Unrealized		Fair Value	Amortized Cost	Gross Unrealized		Fair Value
		Gain	Loss			Gain	Loss
	(Dollars in thousands)
Securities Available for Sale
Mortgage backed securities issued by U.S. Agencies(1)	121,011	26	(853)	120,184	166,421	24	(2,009)	164,436
Municipal securities	6,389	35	(202)	6,222	6,389	—	(417)	5,972
Collateralized mortgage obligations issued by non agency(1)	3,266	—	(272)	2,994	3,500	21	(244)	3,277
Asset backed securities(2)	2,378	—	(1,886)	492	2,493	—	(2,122)	371
Mutual funds(3)	4,289	—	—	4,289	4,245	—	—	4,245

Total Securities Available for Sale	$137,333	$61	$(3,213)	$134,181	$183,048	$45	$(4,792)	$178,301

(1)	Secured by closed-end first lien 1-4 family residential mortgages.
(2)	Comprised of a security that represents an interest in a pool of trust preferred securities issued by U.S.-based banks and insurance companies
(3)	Consists primarily of mutual fund investments in closed-end first lien 1-4 family residential mortgages.

At June 30, 2011 and December 31, 2010, U.S. agencies/mortgage backed securities and collateralized mortgage obligations with an aggregate fair market value of $14 million and $13 million, respectively, were pledged to secure Federal Home Loan Bank borrowings, repurchase agreements, local agency deposits and Treasury, tax and loan accounts.

8.	Investment Securities Available For Sale (Cont.-)

The amortized cost and estimated fair values of securities available for sale at June 30, 2011 and December 31, 2010, are shown in the table below by contractual maturities and historical prepayments based on the prior twelve months of principal payments. Expected maturities will differ from contractual maturities and historical prepayments, particularly with respect to collateralized mortgage obligations, primarily because prepayment rates are affected by changes in conditions in the interest rate market and, therefore, future prepayment rates may differ from historical prepayment rates.

	At June 30, 2011 Maturing in
(Dollars in thousands)	One year or less	Over one year through five years	Over five years through ten years	Over ten Years	Total
Securities available for sale, amortized cost	$8,139	$29,611	$28,385	$71,198	$137,333
Securities available for sale, estimated fair value	8,094	29,469	27,873	68,745	134,181
Weighted average yield	2.63%	2.71%	2.73%	2.60%	2.65%

	At December 31, 2010 Maturing in
(Dollars in thousands)	One year or less	Over one year through five years	Over five years through ten years	Over ten Years	Total
Securities available for sale, amortized cost	$11,892	$33,652	$29,542	$107,962	$183,048
Securities available for sale, estimated fair value	11,813	33,334	28,939	104,215	178,301
Weighted average yield	2.31%	2.69%	2.86%	2.79%	2.75%

The Company recognized net gains on sales of securities available for sale of $24,000 net of $16,000 of taxes, on sale proceeds of $39 million during the six months ended June 30, 2011 and $403,000, on sale proceeds of $161 million, during the six months ended June 30, 2010.

The table below shows, as of June 30, 2011, the gross unrealized losses and fair values of our investments, in thousands of dollars, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	Securities with Unrealized Loss at June 30, 2011
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Mortgage backed securities issued By U.S. Agencies	$117,338	$(852)	$41	$(1)	$117,379	$(853)
Municipal securities	3,993	(172)	440	(30)	4,433	(202)
Non-agency collateralized mortgage obligations	922	(5)	2,073	(267)	2,995	(272)
Asset backed securities	—	—	492	(1,886)	492	(1,886)

Total temporarily impaired securities	$122,253	$(1,029)	$3,046	$(2,184)	$125,299	$(3,213)

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

8.	Investment Securities Available For Sale (Cont.-)

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

Through the impairment assessment process, we determined that the available-for-sale securities discussed below were other-than-temporarily impaired at June 30, 2011. We recorded in our consolidated statements of operations for the three month period ended June 30, 2011 impairment credit losses of $63,000 on available-for-sale securities. The OTTI related to factors other than credit losses, in the aggregate amount of $1.9 million, was recognized as other comprehensive loss in our balance sheet.

Certain of the other-than-temporary impairments (“OTTI”) amounts were related to credit losses and recognized as a charge to income in our statement of operations, with the remainder recognized in other comprehensive loss. The table below presents a roll-forward of OTTI where a portion attributable to non-credit related factors was recognized in other comprehensive loss for the six months ended June 30, 2011:

	Gross Other- Than- Temporary Impairments	Other-Than- Temporary Impairments Included in Other Comprehensive Loss	Net Other-Than Temporary Impairments Included in Retained Earnings
	(Dollars in thousands)
Balance – March 31, 2011	$(2,625)	$(2,088)	$(537)
Additions for credit losses on securities for which an OTTI was not previously recognized	54	117	(63)

Balance – June 30, 2011	$(2,571)	$(1,971)	$(600)

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

Based on our OTTI assessment process, we determined that there were two different investment securities in our portfolio of securities held for sale that had become or were impaired as of June 30, 2011: An asset backed security and a non-agency collateralized mortgage obligation (“CMO”).

Asset-Backed Securities. At June 30, 2011, we had one asset backed security in our portfolio of investment securities available for sale. This security is a multi-class, cash flow collateralized bond obligation backed by a pool of trust preferred securities issued by a diversified pool of 56 issuers consisting of 45 U.S. depository institutions and 11 insurance companies at the time of the security’s issuance in November 2007. This security was part of a $363 million issuance. The security that we own (CUSIP 74042CAE8) is the mezzanine class B piece security with a variable interest rate of 3 month LIBOR +60 basis points and had a rating of Aa2/AA by Moody’s and Fitch at the time of issuance. We purchased $3.0 million face value of this security in November 2007 at a price of 95.21% for a total purchase price of $2,856,420.

8.	Investment Securities Available For Sale (Cont.-)

As of June 30, 2011 the book value of this security was $2.4 million with a fair value of $492,000 for an approximate unrealized loss of $1.9 million. Currently, the security has a Ca rating from Moody’s and CC rating from Fitch and has experienced $47.5 million in defaults (13% of total current collateral) and $37.5 million in payment deferrals (10% of total current collateral) from issuance to June 30, 2011. The security did not pay its scheduled first quarter interest payment. The Company is not currently accruing interest on this security. The Company estimates that the security could experience another $65 million in defaults before we would not receive all of its contractual cash flows. This analysis is based on the following assumptions: future default rates of 2.2%, prepayment rates of 1% until maturity, and 15% recovery of future defaults. We have recognized impairment losses in earnings of $63,000 for the three months ended June 30, 2011 and $115,000 for the six months ended June 30, 2010.

Non Agency CMO. Through our impairment analysis, we identified one non-agency collateralized mortgage obligation security (a “CMO”) with respect to which we recognized OTTI at June 30, 2011. This CMO is a “Super Senior Support” bond, which was originated in 2005, was then rated AAA by Standard & Poor’s and Aa1 by Moody’s, and had a credit support of 2.5% of the total balance at issuance. As of June 30, 2011, the security was rated BBB and Caa3 by Standard and Poor’s and Moody’s, respectively, and was determined to have a fair value of $736,000, as compared to an amortized cost of $820,000, resulting in an unrealized loss of approximately $84,000. The CMO is collateralized by a pool of one-to-four family, fully amortizing residential first mortgage loans that bear interest at a fixed rate for approximately five years, after which they bear interest at variable rates with annual resets.

At June, 30, 2011, credit support underlying this CMO was approximately 5.5% and delinquencies that were 60 days or over totaled approximately 8.8%. Factors considered in determining that this security was impaired included the changes in the ratings of the security, the current level of subordination from other CMO classes, anticipated prepayment rates, cumulative default rates and the loss severity given a default. There were no credit impairments of this security for the three and six month periods ending June 30, 2011.

We have made a determination that the remainder of our securities with respect to which there were unrealized losses as of June 30, 2011 are not other-than-temporarily impaired, because we have concluded that we have the ability to continue to hold those securities until their respective fair market values increase above their respective amortized costs or, if necessary, until their respective maturities. In reaching that conclusion we considered a number of factors and other information, which included: (i) the significance of each such security, (ii) the amount of the unrealized losses attributable to each such security, (iii) our liquidity position, (iv) the impact that retention of those securities could have on our capital position and (v) our evaluation of the expected future performance of these securities (based on the criteria discussed above).

Impairment Losses on OTTI Securities

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Asset Backed Security	$63	$113	$115	$147
Non Agency CMO	—	87	—	87

Total impairment loss recognized in earnings	$63	$200	$115	$234

9.	Loans and Allowance for Loan Losses

The composition of the Company’s loan portfolio as of June 30, 2011 and December 31, 2010 was as follows:

	June 30, 2011		December 31, 2010
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial loans	$196,563	27.4%	$218,690	29.5%
Commercial real estate loans – owner occupied	181,264	25.2%	178,085	24.0%
Commercial real estate loans – all other	138,528	19.3%	136,505	18.4%
Residential mortgage loans – multi-family	79,358	11.0%	84,553	11.4%
Residential mortgage loans – single family	74,373	10.3%	72,442	9.8%
Construction loans	2,185	0.3%	3,048	0.5%
Land development loans	26,464	3.7%	29,667	4.0%
Consumer loans	20,460	2.8%	18,017	2.4%

Gross loans	719,195	100.0%	741,007	100.0%

Deferred fee (income) costs, net	(788)		(696)
Allowance for loan losses	(17,383)		(18,101)

Loans, net	$701,024		$722,210

At June 30, 2011 and December 31, 2010, real estate loans of approximately $194 million and $211 million, respectively, were pledged to secure borrowings obtained from the Federal Home Loan Bank.

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

The allowance for loan losses is first determined by analyzing all classified loans (Substandard and Doubtful) on non-accrual for loss exposure and establishing specific reserves as needed. ASC 310-10 defines loan impairment as the existence of uncertainty concerning collection of all principal and interest per the contractual terms of a loan. For collateral dependent loans, impairment is typically measured by comparing the loan amount to the fair value of collateral, less closing costs to sell, with a specific reserve established for the “shortfall” amount. Other methods can be used in estimating impairment (market price or present value of expected future cash flows discounted at the loan’s original interest rate).

On a quarterly basis, we utilize a classification migration model and individual loan review analysis tools as starting points for determining the adequacy of the allowance for the homogenous pools of loans that are not subject to specific reserve allocations. Our loss migration analysis tracks a certain number of quarters of loan loss history and industry loss factors to determine historical losses by classification category for each loan type, except certain consumer loans. These calculated loss factors are then applied to outstanding loan balances for all loans on accrual designated as “Pass,” “Special Mention,” and “Substandard” or “Doubtful” (“classified loans” or “classification categories”). Additionally a qualitative factor that is determined utilizing external economic factors and internal assessments is applied to each homogenous loan pool. We also conduct individual loan review analysis, as part of the allowance for loan losses allocation process, applying specific monitoring policies and procedures in analyzing the existing loan portfolios.

9.	Loans and Allowance for Loan Losses (Cont.-)

Set forth below is a summary of the Company’s activity in the allowance for loan losses for the three and six months ended June 30, 2011 and the year ended December 31, 2010:

	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011	Year Ended December 31, 2010
	(Dollars in thousands)
Balance, beginning of period	$18,366	$18,101	$20,345
Charged off loans	(1,119)	(1,589)	(13,565)
Recoveries on loans previously charged off	136	871	3,033
Provision for loan losses	—	—	8,288

Balance, end of period	$17,383	$17,383	$18,101

9.	Loans and Allowance for Loan Losses (Cont.-)

Set forth below is information regarding loan balances and the related allowance for loan losses, by portfolio type, for the three and six months ended June 30, 2011 and the year ended December 31, 2010.

	Commercial	Real Estate	Construction and Land Development	Consumer and Single Family Mortgages	Total
	(Dollars in thousands)
Six Months Ended June 30, 2011
Allowance for loan losses:
Balance at beginning of period	$10,017	$6,351	$830	$903	$18,101
Charge offs	(721)	(837)	—	(31)	(1,589)
Recoveries	845	3	—	23	871
Provision	—	—	—	—	—

Balance at end of period	$10,141	$5,517	$830	$895	$17,383

Three Months Ended June 30, 2011
Allowance for loan losses:
Balance at beginning of period	$10,276	$6,354	$830	$906	$18,366
Charge offs	(271)	(837)	—	(11)	(1,119)
Recoveries	136	—	—	—	136
Provision	—	—	—	—	—

Balance at end of period	$10,141	$5,517	$830	$895	$17,383

Allowance balance at end of period related to:
Loans individually evaluated for impairment	$1,016	$1,485	$138	$12	$2,651

Loans collectively evaluated for impairment	$9,125	$4,032	$692	$883	$14,732

Loans balance at end of period:
Loans individually evaluated for impairment	$2,524	$24,128	$3,174	$1,396	$31,222
Loans collectively evaluated for impairment	194,039	375,022	25,475	93,437	687,973

Ending Balance	$196,563	$399,150	$28,649	$94,833	$719,195

December 31, 2010
Allowance for loan losses:
Balance at beginning of period	$11,119	$5,968	$2,179	$1,079	$20,345
Charge offs	(11,473)	(660)	(649)	(783)	(13,565)
Recoveries	2,327	345	4	357	3,033
Provision	8,044	698	(704)	250	8,288

Balance at end of period	$10,017	$6,351	$830	$903	$18,101

Allowance balance at end of period related to:
Loans individually evaluated for impairment	$141	$3,155	—	$128	$3,424

Loans collectively evaluated for impairment	$9,876	$3,196	$830	$775	$14,677

Loans balance at end of period:
Loans individually evaluated for impairment	$2,036	$24,318	$2,624	$2,473	$31,451
Loans collectively evaluated for impairment	216,654	374,825	30,091	87,986	709,556

Ending Balance	$218,690	$399,143	$32,715	$90,459	$741,007

9.	Loans and Allowance for Loan Losses (Cont.-)

Credit Quality

The quality of the loans in the Company’s loan portfolio is assessed as a function of net credit losses, levels of nonperforming assets and delinquencies, as defined by the Company. These factors are an important part of the Company’s overall credit risk management process and its evaluation of the adequacy of the allowance for loan losses.

The following table provides a summary of the delinquency status of the Bank’s loans by portfolio type:

	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater	Total Past Due	Current	Total Loans Outstanding	Loans >90 Days and Accruing
	(Dollars in thousands)
June 30, 2011
Commercial loans	$—	$—	$1,328	$1,328	$195,235	$196,563	$1,007
Commercial real estate loans – owner-occupied	—	—	7,364	7,364	173,900	181,264	—
Commercial real estate loans – all other	—	—	12,384	12,384	126,144	138,528	2,477
Residential mortgage loans – multi-family	—	—	—	—	79,358	79,358	—
Residential mortgage loans – single family	347	—	1,314	1,661	72,712	74,373	—
Construction loans	—	—	2,185	2,185	—	2,185	—
Land development loans	—	435	554	989	25,475	26,464	—
Consumer loans	—	—	—	—	20,460	20,460	—

Total	$347	$435	$25,129	$25,911	$693,284	$719,195	$3,484

December 31, 2010
Commercial loans	$782	$624	$1,784	$3,190	$215,500	$218,690	$250
Commercial real estate loans – owner occupied	—	—	—	—	178,085	178,085	—
Commercial real estate loans – all other	9,958	239	1,111	11,308	125,197	136,505	—
Residential mortgage loans – multi-family	—	—	—	—	84,553	84,553	—
Residential mortgage loans – single family	432	—	636	1,068	71,374	72,442	—
Construction loans	—	—	2,185	2,185	863	3,048	—
Land development loans	—	—	—	—	29,667	29,667	—
Consumer loans	—	—	129	129	17,888	18,017	—

Total	$11,172	$863	$5,845	$17,880	$723,127	$741,007	$250

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

As the above table indicates, total past due loans increased by $8 million, to $25.9 million as of June 30, 2011, from $17.9 million as of December 31, 2010. In addition, loans past due 90 days and greater increased $19.3 million, to $25.1 million as of June 30, 2011, from $5.8 million as of December 31, 2010. Those increases were primarily due to three loans totaling $19.2 million as of June 30, 2011. Two of those loans, totaling $17.3 million, were deemed impaired in prior quarters with portions either charged-off or specifically reserved for, with the remaining balance being fully collateralized by real property mortgages. The third loan, in the amount of $1.9 million, became greater than 90 days past due and was deemed impaired in the second quarter, however no charge-off or specific reserve was recorded due to sufficient collateral.

9.	Loans and Allowance for Loan Losses (Cont.-)

The following table provides information as of June 30, 2011 and December 31, 2010, with respect to loans on nonaccrual status, by portfolio type:

	June 30, 2011	December 31, 2010
	(Dollars in thousands)
Nonaccrual loans:
Commercial loans	$1,516	$1,800
Commercial real estate loans – owner occupied	7,363	297
Commercial real estate loans – all other	14,289	15,808

Residential mortgage loans – single family	1,396	1,832
Construction loans	2,185	2,185
Land development loans	554	—

Consumer loans	—	129

Total	$27,303	$22,051

9.	Loans and Allowance for Loan Losses (Cont.-)

The Company classifies its loan portfolios using internal credit quality ratings. The following table provides a summary of loans by portfolio type and the Company’s internal credit quality ratings as of June 30, 2011 and December 31, 2010.

	June 30, 2011	December 31, 2010	Increase (Decrease)
	(Dollars in thousands)
Pass:
Commercial loans	$173,129	$187,054	$(13,925)
Commercial real estate loans – owner occupied	154,695	162,330	(7,635)
Commercial real estate loans – all other	113,077	112,093	984
Residential mortgage loans – multi family	75,163	81,482	(6,319)
Residential mortgage loans – single family	72,581	70,171	2,410
Construction loans	—	863	(863)
Land development loans	5,293	24,028	(18,735)
Consumer loans	20,460	17,847	2,613

Total pass loans	$614,398	$655,868	$(41,470)

Special Mention:
Commercial loans	$2,621	$9,748	$(7,127)
Commercial real estate loans – owner occupied	12,208	456	11,752
Commercial real estate loans – all other	2,587	—	2,587
Residential mortgage loans – multi family	4,195	1,974	2,221
Residential mortgage loans – single family	—	—	—
Construction loans	—	—	—
Land development loans	13,523	5,639	7,884
Consumer loans	—	41	(41)

Total special mention loans	$35,134	$17,858	$17,276

Substandard:
Commercial loans	$20,725	$21,887	$(1,162)
Commercial real estate loans – owner occupied	6,998	15,299	(8,301)
Commercial real estate loans – all other	22,864	24,412	(1,548)
Residential mortgage loans – multi family	—	1,097	(1,097)
Residential mortgage loans – single family	1,792	2,271	(479)
Construction loans	2,185	2,185	—
Land development loans	7,648	—	7,648
Consumer loans	—	—	—

Total substandard loans	$62,212	$67,151	$(4,939)

Doubtful:
Commercial loans	$88	$1	$87
Commercial real estate loans – owner occupied	7,363	—	7,363
Commercial real estate loans – all other	—	—	—
Residential mortgage loans – multi family	—	—	—
Residential mortgage loans – single family	—	—	—
Construction loans	—	—	—
Land development loans	—	—	—
Consumer loans	—	129	(129)

Total doubtful loans	$7,451	$130	$7,321

Total Outstanding Loans, gross:	$719,195	$741,007	$(21,812)

9.	Loans and Allowance for Loan Losses (Cont.-)

As the above table indicates, total loans with credit quality ratings of “pass” decreased by $42 million, to $614 million at June 30, 2011 from $656 million at December 31, 2010, due primarily to the overall decrease in total loans outstanding and the net transfer of approximately $17 million in loans to the “special mention” category.

Although loans in the “special mention” category increased approximately $17 million as of June 30, 2011 when compared to December 30, 2010, “special mention” loans decreased $14.7 million when compared to the first quarter of 2011, to $35.1 million at June 30, 2011 from $49.8 million at March 31, 2011, due in large part to $11.8 million of loans classified as “special mention” at March 31, 2011, being downgraded to “substandard” at June 30, 2011.

The transfer of these loans to the “special mention” category was primarily attributable to identified emerging weaknesses in the individual borrower’s financial condition and/or identified secondary sources of repayment on twelve loans which indicated that, although the loans were performing, the borrowers were facing potential cash flow issues. However, at June 30, 2011, the majority of the loans transferred to “special mention” were fully collateralized by first priority real property mortgages.

Despite the migration of $11.8 million of “special mention” loans to the “substandard” category as of June 30, 2011 from March 31, 2011, “substandard” loans decreased $6.7 million and $5.0 million from $68.9 million and $67.2 million at March 31, 2011 and December 31, 2011, respectively, to $62.2 million at June 30, 2011, due to three loans totaling $3.8 million and previously classified as “substandard” being upgraded to “pass” as of June 30, 2011, and one loan in the amount of $4.5 million paying off that was previously classified as “substandard”.

Loans classified as “doubtful” increased $6.4 million and $7.3 million from $1.1 million and $130,000 at March 31, 2011 and December 31, 2011, respectively, to $7.5 million at June 30, 2011. The increases were due primarily to one loan in the amount of $7.4 million being downgraded from “substandard” to “doubtful” in the second quarter of 2011. This loan had been deemed impaired in the fourth quarter 2010 and specifically reserved for. In the three months ended June 30, 2011, a charge-off in the amount of $836,000 was recorded, with the remaining balance being fully collateralized by a real property mortgage.

Due in part to the decrease in classified loans from quarter to quarter, along with the reduction in outstanding loans at June 30, 2011, the reduction in charge-offs when compared to prior periods, and a decrease in loans 30-89 days past due, we made a determination that the allowance for loan losses was adequate and, as a result, it was not necessary to make any provisions for loan losses in this year’s second quarter.

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

The following table sets forth information regarding nonaccrual loans and restructured loans, at June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
	(Dollars in thousands)
Impaired loans:
Nonaccruing loans	$13,014	$6,743
Nonaccruing restructured loans	14,289	15,308
Accruing restructured loans	435	1,187
Accruing impaired loans	3,484	8,213

Total impaired loans	$31,222	$31,451

Impaired loans less than 90 days delinquent and included in total impaired loans	$6,094	$25,856

9.	Loans and Allowance for Loan Losses (Cont.-)

The table below contains additional information with respect to impaired loans, by portfolio type, for the periods ended June 30, 2011 and December 31, 2010:

	Recorded Investment	Unpaid Principal Balance	Related Allowance (1)	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
June 30, 2011
With no related allowance recorded:
Commercial loans	$1,508	$1,923	$—	$1,349	$28
Commercial real estate loans – owner occupied	7,363	8,200	—	2,553	—
Commercial real estate loans – all other	2,476	2,476	—	337	100
Residential mortgage loans – multi-family	—	—	—	—	—
Residential mortgage loans – single family	753	760	—	1,108	—
Construction loans	—	—	—	708	—
Land development loans	989	989	—	476	13
Consumer loans	—	—	—	86	—
With an allowance recorded:
Commercial loans	$1,016	$1,041	$1,016	$794	—
Commercial real estate loans – owner occupied	—	—	—	2,733	—
Commercial real estate loans – all other	14,289	15,713	1,485	18,037	—
Residential mortgage loans – multi-family	—	—	—	—	—
Residential mortgage loans – single family	643	679	12	531	—
Construction loans	2,185	2,215	138	1,477	—
Land development loans	—	—	—	—	—
Consumer loans	—	—	—	—	—
Total:
Commercial loans	$2,524	$2,964	$1,016	$2,143	$28
Commercial real estate loans – owner occupied	7,363	8,200	—	5,286	—
Commercial real estate loans – all other	16,765	18,189	1,485	18,374	100
Residential mortgage loans – multi-family	—	—	—	—	—
Residential mortgage loans – single family	1,396	1,439	12	1,639	—
Construction loans	2,185	2,215	138	2,185	—
Land development loans	989	989	—	476	13
Consumer loans	—	—	—	86	—

9.	Loans and Allowance for Loan Losses (Cont.-)

	Recorded Investment	Unpaid Principal Balance	Related Allowance (1)	Average Recorded Investment	Interest Income Recognized
December 31, 2010
With no related allowance recorded:
Commercial loans	$1,752	$3,125	$—	$4,202	$18
Commercial real estate loans – owner occupied	297	960	—	1,948	—
Commercial real estate loans – all other	1,349	1,382	—	3,630	—
Residential mortgage loans – multi-family	—	—	—	1,525	—
Residential mortgage loans – single family	1,887	2,134	—	1,477	14
Construction loans	2,185	2,215	—	2,992	—
Land development loans	439	439	—	3,782	—
Consumer loans	129	238	—	123	26
With an allowance recorded:
Commercial loans	$284	$787	$141	$4,921	$—
Commercial real estate loans – owner occupied	—	—	—	1,150	—
Commercial real estate loans – all other	22,672	23,978	3,155	13,664	—
Residential mortgage loans – multi-family	—	—	—	—	—
Residential mortgage loans – single family	457	461	128	537	—
Construction loans	—	—	—	1,185	—
Land development loans	—	—	—	1,071	—
Consumer loans	—	—	—	59	—
Total:
Commercial loans	$2,036	$3,912	$141	$9,123	$18
Commercial real estate loans – owner occupied	297	960	—	3,098	—
Commercial real estate loans – all other	24,021	25,360	3,155	17,294	—
Residential mortgage loans – multi-family	—	—	—	1,525	—
Residential mortgage loans – single family	2,344	2,595	128	2,014	14
Construction loans	2,185	2,215	—	4,177	—
Land development loans	439	439	—	4,853	—
Consumer loans	129	238	—	182	26

(1)	When the discounted cash flows and collateral value or market price equals or exceeds the recorded investment in the loan, then the loan does not require an allowance. This typically occurs when the impaired loans have been partially charged-off and/or there have been interest payments received and applied to the loan balance.

The allowance for loan losses at June 30, 2011 included $2.7 million of reserves for $31.2 million in impaired loans as compared to $3.4 million of reserves for $31.5 million of impaired loans at December 31, 2010. At June 30, 2011 and December 31, 2010 there were impaired loans of $13.1 million and $5.9 million, respectively, for which no specific reserves were allocated because these loans were sufficiently collateralized. Of the $13.1 million in impaired loans at June 30, 2011, for which no specific reserves were allocated, $8.5 million had been deemed impaired in prior quarters.

10.	Subsequent Events

Effective July 1, 2011 the holders of $11,555,000 of the Series A Shares voluntarily converted their Series A Shares, at a conversion price of $7.65, into a total of 1,510,238 shares of our common stock and, with their consent, we issued a total of 328,100 additional shares of common stock as payment in exchange for waiver of their rights to receive the payment in cash of the accrued, but unpaid dividends on those Series A Shares. As a result, dividends ceased to accrue on those Series A Shares effective July 1, 2011 and only $1,100,000 Series A Shares remain outstanding.

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

The following discussion presents information about (i) our consolidated results of operations for the three and six months ended June 30, 2011 and comparisons of those results with the results of operations for the corresponding three and six month periods of 2010, and (ii) our consolidated financial condition, liquidity and capital resources at June 30, 2011. The information in the following discussion should be read in conjunction with our interim consolidated financial statements and the notes thereto included elsewhere in this Report.

Forward-Looking Information

Statements contained in this Report that are not historical facts or that discuss our expectations, beliefs or views regarding our future operations or future financial performance, or financial or other trends in our business or in the markets in which we operate, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. Often, they include words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “project,” “forecast” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could,” or “may.” The information contained in such forward-looking statements is based on current information and on assumptions that we make about future events over which we do not have control. In addition, our business and the markets in which we operate are subject to a number of risks and uncertainties. Such risks and uncertainties, and the occurrence of events in the future that had not been anticipated, could cause our financial condition or actual operating results in the future to differ significantly from our expected financial condition or operating results that are set forth in the forward-looking statements contained in this Report and could, therefore, also affect the price performance of our shares. Certain of those risks and uncertainties are discussed below in this Item 2 of this Report, and in Item 1A, entitled “Risk Factors” contained in our Annual Report on Form 10-K for our fiscal year ended December 31, 2010 (our “2010 10-K”). Therefore, you are urged to read not only the information contained in this section of this Report, but also the risk factors that are discussed in our 2010 10-K in conjunction with your review of the following discussion and analysis of our results of operations for the three and six months ended, and our financial condition at, June 30, 2011.

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

Overview of Operating Results in the Three and Six Months Ended June 30, 2011 and Recent Developments

The following table provides comparative information with respect to our results of operations for the three and six month periods ended June 30, 2011 and 2010, respectively.

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	2011 vs. 2010	2011	2010	2011 vs. 2010
	Amount	Amount	% Change	Amount	Amount	% Change
	(Dollars in thousands, except per share data)
Interest income	$11,457	$12,931	(11.4)%	$22,918	$26,590	(13.8)%
Interest expense	2,865	4,713	(39.2)%	5,720	9,925	(42.4)%

Net interest income	8,592	8,218	4.6%	17,198	16,665	3.2%
Provision for loan losses	—	4,600	N/M	—	5,800	N/M

Net interest income after provision for loan losses	8,592	3,618	137.5%	17,198	10,865	58.3%
Noninterest income	1,858	1,705	9.0%	3,216	3,050	5.4%
Noninterest expense	8,580	8,346	2.8%	16,864	16,713	0.9%

Income (loss) before income taxes	1,870	(3,023)	161.9%	3,550	(2,798)	226.9%
Income tax expense	630	8,960	(93.0)%	630	9,059	(93.0)%

Net income (loss)	1,240	(11,983)	110.3%	2,920	(11,857)	124.6%
Accumulated undeclared dividends on Series A Preferred Stock	(316)	(221)	(43.0)%	(628)	(429)	(46.4)%

Net income (loss) allocable to common shareholders	$924	$(12,204)	107.6%	$2,292	$(12,286)	118.7%

Net income (loss) per common share
Basic	$0.09	$(1.17)	107.7%	$0.22	$(1.18)	118.6%
Diluted	$0.08	$(1.17)	106.8%	$0.19	$(1.18)	116.1%
Weighted average number of shares outstanding
Basic	10,434,665	10,434,665		10,434,665	10,434,665
Diluted	12,097,476	10,434,665		12,103,105	10,434,665

Pre-Tax Income. As the above table indicates, our results of operations improved significantly in the three and six months ended June 30, 2011, as compared to the respective corresponding periods of 2010. In the three months ended June 30, 2011, we recorded pre-tax income of $1.9 million, which represented a $4.9 million, or 162%, improvement from a pre-tax loss of $3.0 million in the same three months of 2010. In the six months ended June 30, 2011, we recorded pre-tax income of $3.6 million, which was a $6.4 million, or 227%, improvement from a pre-tax loss of $2.8 million in the same six months of 2010. These improvements were primarily attributable to (i) reductions of $4.6 million and $5.8 million, respectively, in the provisions we made for loan losses, and (ii) increases of $374,000 and $533,000, or 4.6% and 3.2%, respectively, in net interest income, in the three and six months ended June 30, 2011, as compared to the respective corresponding periods of 2010.

The reductions in the provisions we made for loan losses in the three and six months ended June 30, 2011 were made possible by a $22.9 million, or 42.7%, decrease in non-performing loans and a reduction in outstanding loans at June 30, 2011 as compared to June 30, 2010. The increases in net interest income in the three and six months ended June 30, 2011 were due to primarily to reductions in interest expense of $1.8 million and $4.2 million, or 39% and 42%, respectively, which more than offset decreases of $1.5 million, or 11%, and $3.7 million, or 14%, respectively, in interest income.

Net Income. During the three months ended June 30, 2011, we generated net income of $1.2 million, of which $924,000, or $0.08 per diluted share, was allocable to the Company’s common shareholders and $316,000 was allocable to accrued but unpaid dividends on the Company’s Series A Preferred Stock (the “Series A Shares”). By comparison, during the three months ended June 30, 2010, we generated a net loss of $12 million, of which $12.2 million, or $(1.17) per diluted share, was allocable to the Company’s common shareholders and $221,000 was allocable to accrued but unpaid dividends on the Series A Shares.

During the six months ended June 30, 2011, we generated net income of $2.9 million, of which $2.3 million, or $0.19 per diluted share, was allocable to the Company’s common shareholders and $628,000 was allocable to accrued but unpaid dividends on the Series A Preferred Stock. By comparison, during the six months ended June 30, 2010, we generated a net loss of $11.9 million, of which $12.3 million, or $(1.18) per diluted share, was allocable to the Company’s common shareholders and $429,000 was allocable to accrued but unpaid dividends on the Series A Shares.

While the above-described reductions in the provisions for loan losses and the increases in net interest income contributed to these improvements in our net income, the principal factor that led to these improvements was a reduction in income tax expense of approximately $8.3 million, or nearly 93%, to $630,000 for both the three and six months ended June 30, 2011, from approximately $9.0 million in the three and six months ended June 30, 2010. That $9.0 million provision for income taxes resulted from our establishment, in the second quarter of 2010, of a valuation allowance of $10.7 million against our net deferred tax asset by means of a $9.0 million non-cash charge to income tax expense that we recognized due to a determination that it had become more likely, than not, that we would be unable to utilize our deferred tax asset to reduce our income tax expense in future periods. See “Critical Accounting Policies” below.

The following table indicates the impact that the increase in our net interest income and the improvement in our operating results in the three and six months ended June 30, 2011 had on our net interest margin and the returns on average assets and average equity during those periods, as compared to the same three and six months of 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net interest margin(1)(2)	3.51%	2.87%	3.56%	2.92%
Return on average assets(1)	0.49%	(2.04)%	0.58%	(2.01)%
Return on average shareholders’ equity(1)	7.55%	(30.60)%	9.10%	(31.17)%

(1)	Annualized.
(2)	Net interest income expressed as a percentage of total average interest earning assets.

Recent Developments

Conversion of Series A Shares into Common Stock. Effective July 1, 2011, the holders of $11,555,000, out of total of $12,655,000, of the Company’s outstanding Series A Shares (the “Series A Shares”), voluntarily converted their Series A Shares, at a conversion price of $7.65 per common share, into a total of 1,510,238 shares of our common stock. At the same time, we issued to those Series A holders a total of 328,100 additional shares of common stock in exchange for the waiver by them of their rights to receive the payment in cash of the unpaid dividends that had accrued on those Series A Shares. As a result of the conversion of those Series A Shares, dividends on those shares ceased to accrue on those Series A Shares as of July 1, 2011 and only $1,100,000 of the Series A Shares remain outstanding.

Critical Accounting Policies

Introduction. Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and general practices in the banking industry. Certain of those accounting policies are considered critical accounting policies, because they require us to make assumptions and judgments regarding circumstances or trends that could affect the carrying values of our material assets, such as, for example, assumptions regarding economic conditions or trends that could impact our ability to fully collect our loans or ultimately realize the carrying values of certain of our other assets, such as securities available for sale and our deferred tax assets. Those assumptions and judgments are necessarily based on current information available to us regarding those economic conditions or trends or other circumstances. If adverse changes were to occur in the events, trends or other circumstances on which our assumptions or judgments had been based, or other unanticipated events were to happen that might affect our operating results, under GAAP it could become necessary for us to reduce the carrying values of the affected assets on our balance sheet. In addition, because reductions in the carrying value of assets are sometime effectuated by or require charges to income, such reductions also may have the effect of reducing our income.

Our critical accounting policies consist of the accounting policies and practices we follow in determining (i) the sufficiency of the allowance we establish for loan losses; (ii) the fair values of our investment securities that we hold for sale, and (iii) the amount of our deferred tax asset, consisting primarily of tax loss carryforwards and tax credits that we believe will be able to use to offset income taxes in future periods. There were no significant changes in the Company’s critical accounting policies or their application during the six months ended June 30, 2011, as compared to our critical accounting policies in 2010.

Additional information regarding our critical accounting policies is contained in the sections captioned “Critical Accounting Policies” and “Allowance for Loan Losses” in Item 7, entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our 2010 10-K and readers of this Report are urged to read that section of the 2010 10-K, which contains a discussion regarding the establishment in the second quarter of 2010 of a $10.7 million valuation allowance against our deferred tax asset by means of a $9.0 million non-cash charge to income tax expense.

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

The following table sets forth our interest income, interest expense and net interest income (in thousands of dollars) and our net interest margin for the three and six months ended June 30, 2011 and 2010, respectively:

	Three Months Ended June 30,			Six Months Ended June 30,
	Amount	Amount	Percentage Change	Amount	Amount	Percentage Change
	2011	2010	2011 vs. 2010	2011	2010	2011 vs. 2010
Interest income	$11,457	$12,931	(11.4)%	$22,918	$26,590	(13.8)%
Interest expense	2,865	4,713	(39.2)%	5,720	9,925	(42.4)%

Net interest income	$8,592	$8,218	4.6%	$17,198	$16,665	3.2%

Net interest margin	3.51%	2.87%		3.56%	2.92%

Our net interest income increased by $374,000, or 4.6%, and $533,000, or 3.2%, respectively, in the three and six months ended June 30, 2011, as compared to the respective corresponding periods of 2010, due to decreases in interest expense of $1.8 million, or 39.2%, and $4.2 million, or 42.4% in interest expense. Those decreases in interest expense more than offset decreases in interest income of $1.5 million, or 11.4%, and $3.7 million, or 13.8% in the three and six months ended June 30, 2011, respectively.

The decreases in interest expense were primarily attributable to (i) decreases in market rates of interest, which enabled us to reduce the interest we paid on time deposits and resulted in a lowering of the rates at which we pay interest on our borrowings and (ii) a change in the mix of deposits to a lower proportion of higher cost time deposits, which was primarily attributable to a decision we made not to seek the renewal of some of those deposits upon their expiration.

As indicated in the table above, our net interest margin increased by 64 basis points to 3.51% and 3.56%, respectively, in the three and six months ended June 30, 2011, due primarily to the significant decrease in interest expense in those periods, during which the average interest rate that we paid on interest-bearing liabilities decreased to 1.46% and 1.49%, respectively, from 2.01% and 2.13%, in the same respective periods of 2010.

Average Balances

Information Regarding Average Assets and Average Liabilities

The following table sets forth information regarding our average balance sheet, yields on interest earning assets, interest expense on interest-bearing liabilities, the interest rate spread and the interest rate margin for the three months ended June 30, 2011 and 2010.

	Three Months Ended June 30,
	2011			2010
	Average Balance	Interest Earned/Paid	Average Yield/Rate	Average Balance	Interest Earned/Paid	Average Yield/Rate
	(Dollars in thousands)
Interest earning assets:
Short-term investments(1)	$66,341	$41	0.25%	$200,175	$132	0.26%
Securities available for sale and stock(2)	170,251	1,125	2.65%	132,745	1,074	3.25%
Loans (3)	744,531	10,291	5.54%	814,009	11,725	5.78%

Total earning assets	981,123	11,457	4.68%	1,146,929	12,931	4.52%
Noninterest earning assets	35,663			38,941

Total Assets	$1,016,786			$1,185,870

Interest-bearing liabilities:
Interest-bearing checking accounts	$25,204	21	0.33%	$44,708	89	0.80%
Money market and savings accounts	142,370	337	0.95%	132,279	413	1.25%
Certificates of deposit	520,350	2,149	1.66%	639,615	3,617	2.27%
Other borrowings	84,978	227	1.07%	105,458	468	1.78%
Junior subordinated debentures	17,682	131	2.97%	17,682	126	2.86%

Total interest-bearing liabilities	790,584	2,865	1.46%	939,742	4,713	2.01%

Noninterest-bearing liabilities	160,356			167,288

Total Liabilities	950,940			1,107,030
Shareholders’ equity	65,846			78,840

Total Liabilities and Shareholders’ Equity	$1,016,786			$1,185,870

Net interest income		$8,592			$8,218

Interest rate spread			3.22%			2.51%

Net interest margin			3.51%			2.87%

(1)	Short-term investments consist of federal funds sold and interest bearing deposits with financial institutions that we maintain at other financial institutions.
(2)	Stock consists of Federal Home Loan Bank Stock and Federal Reserve Bank Stock.
(3)	Loans include the average balance of nonaccrual loans.

The following table sets forth information regarding our average balance sheet, yields on interest earning assets, interest expense on interest-bearing liabilities, the interest rate spread and the interest rate margin for the six months ended June 30, 2011 and 2010.

	Six Months Ended June 30,
	2011			2010
	Average Balance	Interest Earned/Paid	Average Yield/Rate	Average Balance	Interest Earned/Paid	Average Yield/Rate
	(Dollars in thousands)
Interest earning assets:
Short-term investments(1)	$54,155	$67	0.25%	$161,699	$242	0.30%
Securities available for sale and stock(2)	179,303	2,398	2.70%	167,478	2,658	3.20%
Loans (3)	741,865	20,453	5.56%	823,345	23,690	5.80%

Total earning assets	975,323	22,918	4.74%	1,152,522	26,590	4.65%
Noninterest earning assets	40,955			38,975

Total Assets	$1,016,278			$1,191,497

Interest-bearing liabilities:
Interest-bearing checking accounts	$26,325	45	0.34%	$42,770	163	0.77%
Money market and savings accounts	140,890	649	0.93%	128,326	808	1.27%
Certificates of deposit	508,862	4,310	1.71%	640,430	7,436	2.34%
Other borrowings	96,740	450	0.94%	112,039	1,267	2.28%
Junior subordinated debentures	17,682	266	3.03%	17,682	251	2.86%

Total interest-bearing liabilities	790,499	5,720	1.49%	941,247	9,925	2.13%

Noninterest-bearing liabilities	161,073			173,612

Total Liabilities	951,572			1,114,859
Shareholders’ equity	64,706			76,638

Total Liabilities and Shareholders’ Equity	$1,016,278			$1,191,497

Net interest income		$17,198			$16,665

Interest rate spread			3.25%			2.52%

Net interest margin			3.56%			2.92%

(1)	Short-term investments consist of federal funds sold and interest bearing deposits with financial institutions that we maintain at other financial institutions.
(2)	Stock consists of Federal Home Loan Bank Stock and Federal Reserve Bank Stock.
(3)	Loans include the average balance of nonaccrual loans.

The following table sets forth, in thousands of dollars, the changes in our interest income, including loan fees, and interest expense in the three and six months ended June 30, 2011, as compared to the same respective periods of 2010, and the extent to which those changes were attributable to changes in (i) the volumes of or in the rates of interest earned on interest-earning assets and (ii) the volumes of or the rates of interest paid on our interest-bearing liabilities.

	Three Months Ended June 30, 2011 vs. 2010			Six Months Ended June 30, 2011 vs. 2010
	Increase (Decrease) due to:			Increase (Decrease) due to:
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Short term investments(1)	$(84)	$(7)	$(91)	$(139)	$(36)	$(175)
Securities available for sale and stock(2)	270	(219)	51	179	(439)	(260)
Loans	(973)	(461)	(1,434)	(2,275)	(962)	(3,237)

Total earning assets	(787)	(687)	(1,474)	(2,235)	(1,437)	(3,672)
Interest expense
Interest bearing checking accounts	(29)	(39)	(68)	(48)	(70)	(118)
Money market and savings accounts	30	(106)	(76)	73	(232)	(159)
Certificates of deposit	(600)	(868)	(1,468)	(1,349)	(1,777)	(3,126)
Borrowings	(79)	(162)	(241)	(154)	(663)	(817)
Junior subordinated debentures	—	5	5	—	15	15

Total interest bearing liabilities	(678)	(1,170)	(1,848)	(1,478)	(2,727)	(4,205)

Net interest income	$(109)	$483	$374	$(757)	$1,290	$533

(1)	Short-term investments consist of federal funds sold and interest bearing deposits with financial institutions.
(2)	Stock consists of Federal Home Loan Bank Stock and Federal Reserve Bank Stock.

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

Due primarily to a reduction in outstanding loans at June 30, 2011 as compared to June 30, 2010, and reductions in classified loans and loan charge-offs during the three and six months ended June 30, 2011 when compared to prior periods, we made a determination that the allowance for loan losses was adequate and, as a result, it was not necessary to make any provisions for loan losses in the three and six months ended June 30, 2011.

By comparison, we recorded net loan charge-offs of $2.2 million and $2.8 million, respectively, and made provisions for loan losses totaling $4.6 million and $5.8 million, respectively, in the three and six months ended June 30, 2010. Even though we did not make any provisions for loan losses during the three and six months ended June 30, 2011, the allowance for loan losses at June 30, 2011 totaled nearly $17.4 million, or 2.42% of the loans then outstanding, as compared to $18.1 million, or 2.44% of the loans outstanding at December 31, 2010 and $23.3 million, or 3.00% of the loans outstanding at June 30, 2010.

Noninterest Income

The following table identifies the components of and the percentage changes in noninterest income in the three and six months ended June 30, 2011, as compared to the same period of 2010:

	Three Months Ended June 30,			Six Months Ended June 30,
	Amounts		Percent Change	Amounts		Percent Change
	2011	2010	2011 vs. 2010	2011	2010	2011 vs. 2010
	(Dollars in thousands)
Total other-than-temporary impairment of securities	$54	$(1,912)	(102.8)%	$95	$(1,912)	(105.0)%
Less: Portion of other-than-temporary impairment losses recognized in other comprehensive loss	117	(1,712)	(106.8)%	210	(1,678)	(112.5)%

Net impairment loss recognized in earnings	(63)	(200)	(68.5)%	(115)	(234)	(50.9)%
Service fees on deposits and other banking services	251	313	(19.8)%	524	652	(19.6)%
Mortgage banking (including net gains on sales of loans held for sale)	1,328	1,061	25.2%	2,167	1,630	32.9%
Net gains on sale of securities available for sale	29	198	(85.4)%	40	403	(90.1)%
Net gain (loss) on sale of other real estate owned	99	(59)	N/M	206	(59)	N/M
Other	214	392	(45.4)%	394	658	(40.1)%

Total noninterest income	$1,858	$1,705	9.0%	$3,216	$3,050	5.4%

As the table above indicates, the increase in noninterest income in the three and six months ended June 30, 2011, as compared to the same period in 2010, was primarily attributable to (i) $267,000 and $537,000, or 25.2% and 32.9% respectively, increases in income generated by our mortgage banking division, (ii) $137,000 and $119,000, or 68.5% and 50.9% respectively, reductions in impairment losses recognized in earnings, and (iii) $158,000 and $265,000 increases in net gains on sale of other real estate owned, all of which was partially offset by $169,000 and $363,000, or 85.4% and 90.1%, respectively, reductions in net gains on sale of securities available for sale.

Noninterest Expense

The following table compares the amounts of the principal components of noninterest expense in the three and six months ended June 30, 2011 and 2010.

	Three Months Ended June 30,			Six Months Ended June 30,
	Amounts		Percent Change	Amounts		Percent Change
	2011	2010	2011 vs. 2010	2011	2010	2011 vs. 2010
	(Dollars in thousands)
Salaries and employee benefits	$4,008	$3,707	8.1%	$7,985	$8,044	(0.7)%
Occupancy	637	666	(4.4)%	1,267	1,347	(5.9)%
Equipment and depreciation	358	302	18.5%	715	657	8.8%
Data processing	168	178	(5.6)%	331	358	(7.5)%
Customer expense	61	79	(22.8)%	126	180	(30.0)%
FDIC expense	380	808	(53.0)%	1,182	1,266	(6.6)%
Other real estate owned expense	822	557	47.6%	1,196	891	34.2%
Professional fees	1,081	1,067	1.3%	2,042	1,980	3.1%
Other operating expense(1)	1,065	982	8.5%	2,020	1,990	1.5%

Total noninterest expense	$8,580	$8,346	2.8%	$16,864	$16,713	0.9%

(1)	Other operating expenses primarily consist of telephone, advertising, and investor relations, promotional, business development, and regulatory expenses, insurance premiums and correspondent bank fees.

In the three months ended June 30, 2011, noninterest expense increased by $234,000, or 2.8%, as compared to the same three months of 2010. That increase was primarily attributable to (i) a $301,000, or 8.1%, increase in salaries and employee benefits, and (ii) a $265,000, or 47.6%, increase in the carrying costs of other real estate owned which were substantially, although not entirely, offset by a $428,000, or 53%, decrease in FDIC insurance premiums.

In the six months ended June 30, 2011, noninterest expense increased by $151,000, or 0.9%, as compared to the same six months of 2010, primarily as a result of a $305,000, or 34.2%, increase in other real estate owned expenses.

The increases in the carrying costs of other real estate owned in the three and six months ended June 30, 2011 were primarily due to a $5.3 million, or 26.9%, increase in OREO from $19.7 million at June 30, 2010 to $25.0 million at June 30, 2011. The declines in FDIC insurance premiums were attributable to new regulations issued by the FDIC, implementing revisions to the assessment system mandated by the Financial Reform Act, which became effective on April 1, 2011. The final rule changed the assessment base for insured depository institutions and effectively reduced our FDIC insurance premiums.

A measure of our ability to control noninterest expense is our efficiency ratio, which is the ratio of noninterest expense to net revenue (net interest income plus noninterest income). As a general rule, a lower efficiency ratio indicates an ability to generate increased revenue without a commensurate increase in the staffing and equipment and third party services and, therefore, would be indicative of greater operational efficiencies. For the three and six months ended June 30, 2011, our efficiency ratios improved to 82.1% and 82.6% from 84.1% and 84.8%, respectively, in the corresponding three and six month periods of 2010.

Income Tax Expense

We have recorded income tax expense of approximately $630,000 for the three and six months ended June 30, 2011. Our deferred tax asset consists of approximately $1.5 million of federal net operating loss carryforward (“NOL”) and $2.5 million of California NOL. California has suspended its NOL carryforward indefinitely at this time. Therefore, we are recording California state income tax expense without being able to realize any benefit from the California NOL carryforward. We are recognizing the benefit related to our federal NOL carryforward, but since our projected 2011 income exceeds the amount needed to utilize the full amount of our federal NOL, we are recording income tax expense based on our income projections for 2011. The recognition of the federal NOL has resulted in a reduction of our annual effective income tax rate from the combined federal and state statutory rate of approximately 41% down to approximately 17.5%.

Although we incurred pre-tax losses of $3.0 million in the second quarter of 2010, we recorded a non-cash charge of $9.0 million to income tax expense in that quarter in order to increase the valuation allowance against our net deferred tax asset to $10.7 million, based on an assessment that it had become more likely, than not, that we would be unable to utilize our remaining tax benefits comprising our deferred tax asset prior to their expiration.

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

The table below sets forth information concerning our rate sensitive assets and liabilities at June 30, 2011. The assets and liabilities are classified by the earlier of maturity or repricing dates in accordance with their contractual terms. As described above, certain shortcomings are inherent in the method of analysis presented in this table.

	Three Months or Less	Over Three Through Twelve Months	Over One Year Through Five Years	Over Five Years	Non- Interest- Bearing	Total
	(Dollars in thousands)
Assets
Interest-bearing time deposits in other financial institutions	$1,225	$144	$249	$—	$—	$1,618
Investment in unconsolidated trust subsidiaries	—	—	—	682	—	682
Securities available for sale	13,241	19,662	58,450	42,828	—	134,181
Federal Reserve Bank and Federal Home Loan Bank stock	11,878	—	—	—	—	11,878
Interest bearing deposits with financial institutions	66,513	—	—	—	—	66,513
Loans held for sale, at fair value	20,620	—	—	—	—	20,620
Loans, gross	278,960	80,100	284,786	74,561	—	718,407
Noninterest earning assets, net	—	—	—	—	34,005	34,005

Total assets	$392,437	$99,906	$343,485	$118,071	$34,005	$987,904

Liabilities and Shareholders’ Equity
Noninterest-bearing deposits	$—	$—	$—	$—	$149,863	$149,863
Interest-bearing deposits(1)(2)	241,899	364,281	86,551	—	—	692,731
Borrowings	—	29,000	24,000	—	—	53,000
Junior subordinated debentures	17,527	—	—	—	—	17,527
Other liabilities	—	—	—	—	6,759	6,759
Shareholders’ equity	—	—	—	—	68,024	68,024

Total liabilities and shareholders’ equity	$259,426	$393,281	$110,551	$—	$224,646	$987,904

Interest rate sensitivity gap	$133,011	$(293,375)	$232,934	$118,071	$(190,641)	$—

Cumulative interest rate sensitivity gap	$133,011	$(160,364)	$72,570	$190,641	$—	$—

Cumulative % of rate sensitive assets in maturity period	40%	50%	85%	97%	100%

Rate sensitive assets to rate sensitive liabilities and shareholders’ equity	151%	25%	311%	N/A	15%

Cumulative ratio	151%	75%	110%	125%	100%

(1)	Excludes savings accounts that we maintain at the Bank totaling $4.4 million.
(2)	Excludes a $250,000 certificate of deposit issued to us by the Bank, which matures January 2012.

At June 30, 2011, our rate sensitive balance sheet was shown to be in a negative twelve-month gap position. This would imply that our net interest margin would decrease in the short-term if interest rates were to rise and would increase in the short-term if interest rates were to fall. However, as noted above, the extent to which our net interest margin will be impacted by changes in prevailing interests rates will depend on a number of factors, including how quickly rate sensitive assets and liabilities react to interest rate changes, the mix of our interest earning assets (loans versus other lower yielding interest earning assets, such as securities or federal funds sold) and the mix of our interest bearing deposits (between, for example, lower interest core deposits and higher cost time certificates of deposit) and our other interest-bearing liabilities.

Financial Condition

Assets

Our consolidated assets totaled $988 million at June 30, 2011, which represents a $28 million decrease from our total consolidated assets of $1.016 billion at December 31, 2010.

The following table sets forth the composition of our interest-earning assets (in thousands of dollars) at:

	June 30, 2011	December 31, 2010
Interest-bearing deposits with financial institutions(1)	$77,094	$32,678
Interest-bearing time deposits with financial institutions	1,618	2,078
Federal Reserve Bank and Federal Home Loan Bank Stock, at cost	11,878	12,820
Securities available for sale, at fair value	134,181	178,301
Loans held for sale, at lower of cost or market	20,620	12,469
Loans (net of allowances of $17,383 and $18,101, respectively)	701,024	722,210

(1)	Includes interest-earning balances maintained at the Federal Reserve Bank of San Francisco.

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

	Three Months Ended		Six Months Ended
	March 31, 2011	June 30, 2011	June 30, 2011
Single family mortgage loans funded	$56,804	$81,741	$138,545
Single family mortgage loan sales	49,164	72,597	121,761
Loans held for sale, at lower of cost or market	19,260	20,620	N/A

Loans

The following table sets forth the composition, by loan category, of our loan portfolio at June 30, 2011 and December 31, 2010, respectively:

	June 30, 2011		December 31, 2010
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial loans	$196,563	27.4%	$218,690	29.5%
Commercial real estate loans – owner occupied	181,264	25.2%	178,085	24.0%
Commercial real estate loans – all other	138,528	19.3%	136,505	18.4%
Residential mortgage loans – multi-family	79,358	11.0%	84,553	11.4%
Residential mortgage loans – single-family	74,373	10.3%	72,442	9.8%
Construction loans	2,185	0.3%	3,048	0.5%
Land development loans	26,464	3.7%	29,667	4.0%
Consumer loans	20,460	2.8%	18,017	2.4%

Gross loans	719,195	100.0%	741,007	100.0%

Deferred fee (income) costs, net	(788)		(696)
Allowance for loan losses	(17,383)		(18,101)

Loans, net	$701,024		$722,210

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

The following table sets forth the maturity distribution of our loan portfolio (excluding consumer and residential mortgage loans) at June 30, 2011:

	June 30, 2011
	One Year or Less	Over One Year through Five Years	Over Five Years	Total
	(Dollars in thousands)
Real estate and construction loans(1)
Floating rate	$55,886	$96,123	$2,587	$154,596
Fixed rate	34,232	86,231	73,382	193,845
Commercial loans
Floating rate	12,708	1,088	—	13,796
Fixed rate	112,267	52,169	18,331	182,767

Total	$215,093	$235,611	$94,300	$545,004

(1)	Does not include mortgage loans on single and multi-family residences and consumer loans, which totaled $153.7 million and $20.5 million, respectively, at June 30, 2011.

Loans held for sale are carried at the lower of cost or estimated fair value in the aggregate. Net unrealized losses on loans held for sale, if any, would be recognized through a valuation allowance established by a charge to income. As of June 30, 2011, loans held for sale included $10.7 million of loans with interest rate lock commitments providing a hedge to interest rates and $9.8 million of loans pending investor commitments.

Non-Performing Loans, Other Non-Performing Assets and Allowance for Loan Losses

Nonperforming Loans and Other Nonperforming Assets. Non-performing loans consist of (i) loans on non-accrual status because we have ceased accruing interest on those loans, including restructured loans with respect to which there has not been a history of past performance on debt service in accordance with the contractual terms of those loans, and (ii) loans 90 days or more past due and still accruing interest. Non-performing assets consist primarily of non-performing loans and real properties that have been acquired by foreclosure or similar means and which we intend to offer for sale (“OREO”). Loans are placed on non-accrual status when, in the opinion of management, the full and timely collection of principal or interest is in doubt. Generally, the accrual of interest is discontinued when principal or interest payments become more than 90 days past due, unless management believes the loan is adequately collateralized and the loan is in the process of collection. However, in certain instances, we may place a particular loan on non-accrual status earlier, depending upon the individual circumstances involved in loan’s delinquency. When a loan is placed on non-accrual status, previously accrued but unpaid interest is reversed against current income. Subsequent collections of unpaid amounts on such a loan are applied to reduce principal when received, except when the ultimate collectability of principal is probable, in which case interest payments are credited to income. Non-accrual loans may be restored to accrual status if and when principal and interest become current and full repayment is expected. Interest income is recognized on the accrual basis for impaired loans not meeting the criteria for non-accrual.

The following table sets forth information regarding our nonperforming assets, as well as restructured loans, at June 30, 2011 and December 31, 2010:

	At June 30, 2011	At December 31, 2010
	(Dollars in thousands)
Nonaccrual loans:
Commercial loans	$1,516	$1,800
Commercial real estate	21,652	16,105
Residential real estate	1,396	1,832
Construction and land development	2,739	2,185
Consumer loans	—	129

Total nonaccrual loans	$27,303	$22,051

Loans past due 90 days and still accruing:
Commercial loans	$1,007	$250
Commercial real estate	2,477	—

Total loans past due 90 days and still accruing	$3,484	$250

Other real estate owned (OREO):
Commercial loans	$3,739	$3,989
Commercial real estate	6,091	4,900
Residential real estate	171	7,093
Construction and land development	15,011	17,188

Total other real estate owned	$25,012	$33,170

Other nonperforming assets:
Other assets owned	$129	$—
Asset backed security	492	372

Total other nonperforming assets	$621	$372

Total nonperforming assets	$56,420	$55,843

Restructured loans:
Accruing loans	$435	$1,187
Nonaccruing loans (included in nonaccrual loans above)	14,289	15,308

Total restructured loans	$14,724	$16,495

As the table above indicates, non-performing loans increased $8.7 million, or 39.6%, primarily as a result of a $7.4 million loan becoming more than 90-days past due during the second quarter of 2011. However, that increase was substantially offset by a $8.2 million, or 24.6%, decrease in other real estate owned as a result of our disposal of OREO properties acquired by or in lieu of foreclosure, on which we recognized gains of $99,000 and $206,000, respectively, in the three and six months ended June 30, 2011. As a result of these two factors, our nonperforming assets increased by $577,000, or 1.5%, to $56.4 million at June 30, 2011, as compared to $55.8 million at December 31, 2010.

We have allocated specific reserves within the allowance for loan losses to provide for losses we may incur on the loans that were classified as nonaccrual loans, and we have established specific reserves on the real properties classified as other real estate owned.

Information Regarding Impaired Loans. At June 30, 2011, there were $31.2 million of loans deemed impaired as compared to $31.5 million at December 31, 2010. We had an average investment in impaired loans for the period ended June 30, 2011 of $29.7 million as compared to an investment in impaired loans of $44.3 million for the year ended December 31, 2010. The interest that would have been earned during the three and six months ended June 30, 2011 had the impaired loans in nonaccrual remained current in accordance with their original terms was $369,000 and $709,000, respectively.

The following table sets forth the amount of impaired loans for which there is a related allowance for loan losses determined in accordance with ASC 310-10 and the amount of that allowance and the amount of impaired loans for which there is no allowance for loan losses, at June 30, 2011 and December 31, 2010:

	June 30, 2011			December 31, 2010
Impaired Loans	Loans	Reserves for Loan Losses	% of Reserves to Loans	Loans	Reserves for Loan Losses	% of Reserves to Loans
	(Dollars in thousands)
Impaired loans with reserves	$18,133	$2,651	14.6%	$25,598	$3,424	13.4%
Impaired loans without reserves	13,089	—	—	5,853	—	—

Total impaired loans	$31,222	$2,651	8.5%	$31,451	$3,424	10.9%

Allowance for Loan Losses. The allowance for loan losses (the “Allowance”) was $17.4 million, and 2.42% of loans outstanding, at June 30, 2011, as compared to $18.1 million, and 2.44% of loans outstanding, at December 31, 2010.

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

The allowance for loan losses is first determined by analyzing all classified loans (Substandard and Doubtful) on non-accrual for loss exposure and establishing specific reserves as needed. ASC 310-10 defines loan impairment as the existence of uncertainty concerning collection of all principal and interest per the contractual terms of a loan. For collateral dependent loans, impairment is typically measured by comparing the loan amount to the fair value of collateral, less closing costs to sell, with a specific reserve established for the “shortfall” amount. Other methods can be used in estimating impairment (market price or present value of expected future cash flows discounted at the loan’s original interest rate).

On a quarterly basis, we utilize a classification migration model and individual loan review analysis tools as starting points for determining the adequacy of the allowance for the homogenous pools of loans that are not subject to specific reserve allocations. Our loss migration analysis tracks a certain number of quarters of loan loss history and industry loss factors to determine historical losses by classification category for each loan type, except certain consumer loans. These calculated loss factors are then applied to outstanding loan balances for all loans on accrual designated as “Pass,”“Special Mention,” and “Substandard” or “Doubtful” (“classified loans” or “classification categories”).

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

The following table compares the total amount of loans outstanding, and the allowance for loan losses, by loan category, in each case, in thousands of dollars, and certain related ratios, as of June 30, 2011 and December 31, 2010.

			Increase (Decrease)
	June 30, 2011	December 31, 2010	December 31, 2010 to June 30, 2011
Commercial loans	$196,563	$218,690	$(22,127)
Loans impaired (1)	$2,524	$2,036	$488
Loans 90 days past due	$1,328	$1,784	$(456)
Loans 30 days past due	$—	$1,406	$(1,406)
Allowance for loan losses
General component	$9,125	$9,876	$(751)
Specific component(1)	$1,016	$141	$875

Total allowance	$10,141	$10,017	$124
Ratio of allowance to loan category	5.16%	4.58%	0.58%
Real estate loans:	$399,150	$399,143	$7
Loans impaired(1)	$24,128	$24,021	$107
Loans 90 days past due	$19,748	$1,111	$18,637
Loans 30 days past due	$—	$10,197	$(10,197)
Allowance for loan losses
General component	$4,032	$3,196	$836
Specific component(1)	$1,485	$3,155	$(1,670)

Total allowance	$5,517	$6,351	$(834)
Ratio of allowance to loan category	1.38%	1.59%	(0.21)%
Construction loans and land development	$28,649	$32,715	$(4,066)
Loans impaired(1)	$3,174	$2,624	$550
Loans 90 days past due	$2,739	$2,185	$554
Loans 30 days past due	$435	$—	$435
Allowance for loan losses
General component	$692	$830	$(138)
Specific component(1)	$138	$—	$138

Total allowance	$830	$830	$—
Ratio of allowance to loan category	2.90%	2.54%	0.36%
Consumer loans and family mortgages	$94,833	$90,459	$4,374
Loans impaired(1)	$1,396	$2,473	$(1,077)
Loans 90 days past due	$1,314	$765	$549
Loans 30 days past due	$347	$432	$(85)
Allowance for loan losses
General component	$883	$775	$108
Specific component(1)	$12	$128	$(116)

Total allowance	$895	$903	$(8)
Ratio of allowance to loan category	0.94%	1.00%	(0.05)%
Total loans outstanding	$719,195	$741,007	$(21,812)
Loans impaired(1)	$31,222	$31,154	$68
Loans 90 days past due	$25,129	$5,845	$19,284
Loans 30 days past due	$782	$12,035	$(11,253)
Allowance for loan losses
General component	$14,732	$14,677	$55
Specific component(1)	$2,651	$3,424	$(773)

Total allowance	$17,383	$18,101	$(718)
Ratio of allowance to total loans outstanding	2.42%	2.44%	(0.03)%

(1)	Amounts in impaired loans and in specific components include nonperforming delinquent loans.

The Company classifies its loan portfolios using internal credit quality ratings. The following table provides a summary of loans by portfolio type and the Company’s internal credit quality ratings as of June 30, 2011 and December 31, 2010.

	June 30, 2011	December 31, 2010	Increase (Decrease)
	(Dollars in thousands)
Pass:
Commercial loans	$173,129	$187,054	$(13,925)
Commercial real estate loans – owner occupied	154,695	162,330	(7,635)
Commercial real estate loans – all other	113,077	112,093	984
Residential mortgage loans – multi family	75,163	81,482	(6,319)
Residential mortgage loans – single family	72,581	70,171	2,410
Construction loans	—	863	(863)
Land development loans	5,293	24,028	(18,735)
Consumer loans	20,460	17,847	2,613

Total pass loans	$614,398	$655,868	$(41,470)

Special Mention:
Commercial loans	$2,621	$9,748	$(7,127)
Commercial real estate loans – owner occupied	12,208	456	11,752
Commercial real estate loans – all other	2,587	—	2,587
Residential mortgage loans – multi family	4,195	1,974	2,221
Residential mortgage loans – single family	—	—	—
Construction loans	—	—	—
Land development loans	13,523	5,639	7,884
Consumer loans	—	41	(41)

Total special mention loans	$35,134	$17,858	$17,276

Substandard:
Commercial loans	$20,725	$21,887	$(1,162)
Commercial real estate loans – owner occupied	6,998	15,299	(8,301)
Commercial real estate loans – all other	22,864	24,412	(1,548)
Residential mortgage loans – multi family	—	1,097	(1,097)
Residential mortgage loans – single family	1,792	2,271	(479)
Construction loans	2,185	2,185	—
Land development loans	7,648	—	7,648
Consumer loans	—	—	—

Total substandard loans	$62,212	$67,151	$(4,939)

Doubtful:
Commercial loans	$88	$1	$87
Commercial real estate loans – owner occupied	7,363	—	7,363
Commercial real estate loans – all other	—	—	—
Residential mortgage loans – multi family	—	—	—
Residential mortgage loans – single family	—	—	—
Construction loans	—	—	—
Land development loans	—	—	—
Consumer loans	—	129	(129)

Total doubtful loans	$7,451	$130	$7,321

Total Outstanding Loans, gross:	$719,195	$741,007	$(21,812)

As the above table indicates, the Company’s total loans approximated $719 million at June 30, 2011, down from $741 million at December 31, 2010. The disaggregation of the portfolio by risk rating in the table above reflects the following changes between December 31, 2010 and June 30, 2011:

•	Loans rated “pass” were $614 million at June 30, 2011, down from $656 million, due primarily to the decline in total loans outstanding and a migration of loans into the “special mention” risk rating;

•

Loans in the “special mention” category increased approximately $17 million as of June 30, 2011 when compared to December 30, 2010. However, “special mention” loans decreased $14.7 million when compared to the first quarter of 2011, to $35.1 million at June 30, 2011from $49.8 million at March 31, 2011, due in large part to $11.8 million of loans classified as “special mention” at March 31, 2011, being downgraded to “substandard” at June 30, 2011;

•

Loans classified as “substandard” decreased $6.7 million and $5.0 million from $68.9 million and $67.2 million at March 31, 2011 and December 31, 2011, respectively, to $62.2 million at June 30, 2011, due to three loans totaling $3.8 million and previously classified as “substandard” being upgraded to “pass” as of June 30, 2011, and one loan in the amount of $4.5 million paying off that was previously classified as “substandard”;

•

Loans classified as “doubtful” increased $6.4 million and $7.3 million from $1.1 million and $130,000 at March 31, 2011 and December 31, 2011, respectively, from $7.5 million at June 30, 2011. The increases were due primarily to one loan in the amount of $7.4 million being downgraded from “substandard” to “doubtful in the second quarter of 2011.

The $17.3 million increase in loans rated Special Mention during the first six months of 2011 was attributable primarily to one or more identified emerging weaknesses in the financial condition of the borrowers or in their secondary sources of repayment. The incremental reserves required to support the increased risk attributable to the increase in Special Mention loans was offset by a reduction in reserves made possible by the $21.8 million net decline in total loans outstanding in the quarter ended June 30, 2011. Furthermore, $32.9 million of loans that migrated to Special Mention for the period are collateralized primarily by first deeds of trust with an average loan to value ratio of 60% with the highest individual loan to value ratio of 78%.

The Company uses a rolling eight quarter loss migration analysis in order to determine loss factors to apply to each of its loan categories. In the fourth quarter of 2008, the Company incurred charge-offs of approximately $9.2 million. The fourth quarter of 2008 was the second highest quarter of charge-offs with the highest being the fourth quarter of 2009. In determining the loss factors for the quarter ended June 30, 2011, the fourth quarter 2008 charge-offs are no longer considered in the calculation resulting in slight decreases to the commercial real estate loss factor used. Despite the reduction in the loss factors in the quantitative component of our June 30, 2011 allowance for loan loss analysis, we have determined that this reasonably reflects the current economic conditions and the risks inherent in our loan portfolio at June 30, 2011. The qualitative factors utilized in determining the reserves, as discussed above under “Allowance for Loan Losses” in this section, did increase nominally in the allocation to the consumer and mortgage portfolio as a result of continued economic weakness in this sector. This resulted in an overall increase in qualitative reserves by $18,770.

The table below sets forth loan delinquencies, by quarter, from June 30, 2011 to June 30, 2010.

	2011		2010
	At June 30	At March 31	At December 31	At September 30	At June 30
	(Dollars in thousands)
Loans Delinquent:
90 days or more:
Commercial loans	$1,328	$5,851	$1,784	$7,861	$5,588
Commercial real estate	19,748	—	1,111	1,123	3,834
Residential mortgages	1,314	—	636	7,660	853
Construction and land development loans	2,739	2,185	2,185	9,398	5,429
Consumer loans	—	129	129	—	—

	25,129	8,165	5,845	26,042	15,704

30-89 days:
Commercial loans	—	2,079	1,406	1,296	5,742
Commercial real estate	—	20,045	10,197	4,648	3,380
Residential mortgages	347	1,030	432	144	8,129
Construction and land development loans	435	554	—	—	3,999
Consumer loans	—	—	—	142	—

	782	23,708	12,035	6,230	21,250

Total Past Due (1) :	$25,911	$31,873	$17,880	$32,272	$36,954

(1)	Past due balances include nonaccrual loans.

As the above table indicates, total past due loans increased by $8 million, to $25.9 million as of June 30, 2011, from $17.9 million as of December 31, 2010. In addition, loans 90 days or more delinquent increased by $17.0 million and $19.3 million to $25.1 million at June 30, 2011, from $8.2 million and $5.8 million at March 31, 2011 and December 31, 2010, respectively. Those increases were primarily due to three loans totaling $19.2 million as of June 30, 2011. Two of those loans, totaling $17.3 million, were deemed impaired in prior quarters with portions either charged-off or specifically reserved for, with the remaining balance being fully collateralized by real property mortgages. The third loan, in the amount of $1.9 million, became greater than 90 days past due and was deemed impaired in the second quarter, however no charge-off or specific reserve was recorded due to sufficient collateral.

Loans 30 to 89 days delinquent decreased by $22.9 million and $11.3 million to $782,000 at June 30, 2011, down from $23.7 million and $12.0 million at March 31, 2011 and December 31, 2010, respectively. As a result, total past due loans decreased $6 million, or 18.7%, to $25.9 million at June 30, 2011, from $31.9 million at March 31, 2011.

During the quarter ended June 30, 2011, we recovered approximately $136,000 of previously charged off loans, which was offset by loan charge offs during the quarter of approximately $1.1 million. This resulted in a net decrease to the allowance for loan losses of approximately $983,000 at June 30, 2011. Coupled with the decline in dollar amount of outstanding loans and the factors discussed in the paragraphs above, as a percentage of gross loans the allowance decreased from 2.44% at December 31, 2010 to 2.42% at June 30, 2011.

Set forth below is a summary of the transactions in the allowance for loan losses in the three and six months ended June 30, 2011 and the year ended December 31, 2010:

	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011	Year Ended December 31, 2010
	(Dollars in thousands)
Balance, beginning of period	$18,366	$18,101	$20,345
Charged off loans	(1,119)	(1,589)	(13,565)
Recoveries on loans previously charged off	136	871	3,033
Provision for loan losses	—	—	8,288

Balance, end of period	$17,383	$17,383	$18,101

Deposits

Average Balances of and Average Interest Rates Paid on Deposits

Set forth below are the average amounts (in thousands of dollars) of, and the average rates paid on, deposits in the three months ended June 30, 2011:

	Three Months Ended June 30, 2011
	Average Balance	Average Rate
Noninterest-bearing demand deposits	$153,997	—
Interest-bearing checking accounts	26,325	0.34%
Money market and savings deposits	140,890	0.93%
Time deposits	508,862	1.71%

Average total deposits	$830,074	1.22%

Deposit Totals. Deposits totaled $843 million at June 30, 2011 as compared to $816 million at December 31, 2010 and $973 million at June 30, 2010. The following table compares the mix of our deposits, as between lower cost core deposits and higher cost time deposits, at June 30, 2011, December 31, 2010 and June 30, 2010, respectively:

	At June 30, 2011		At December 31, 2010		At June 30, 2010
	Amounts	Percent of Total Deposits	Amounts	Percent of Total Deposits	Amounts	Percent of Total Deposits
	(Dollars in thousands)
Core deposits
Noninterest bearing demand deposits	$149,863	17.8%	$144,079	17.7%	$162,128	16.7%
Savings and other interest-bearing transaction deposits	167,998	19.9%	163,948	20.0%	175,823	18.1%
Time deposits	524,733	62.3%	508,199	62.3%	635,150	65.2%

Total deposits	$842,594	100.0%	$816,226	100.0%	$973,101	100.0%

As indicated in the above table, savings and other interest-bearing deposits increased to 19.9% of total deposits at June 30, 2011, from 18.1% of total deposits at June 30, 2010; while time deposits, which bear higher rates of interest than our core deposits, decreased to 62.3% of total deposits at June 30, 2011 from 65.2% of total deposits at June 30, 2010. That change in the mix of deposits contributed to the decline in interest expense and, therefore, in the improvement in our net interest income and net interest margin in this year’s second quarter, as compared to the same period of 2010. See “—Results of Operations—Net Interest Income” above in this Section of this Report.

Set forth below, in thousands of dollars, is a maturity schedule of domestic time certificates of deposit outstanding at June 30, 2011:

	At June 30, 2011
	Certificates of Deposit under $100,000	Certificates of Deposit of $100,000 or More
Maturities
Three months or less	$17,155	$62,093
Over three and through twelve months	67,655	296,735
Over twelve months	15,096	65,999

Total certificates of deposit	$99,906	$424,827

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

Our liquid assets, which included cash and due from banks, federal funds sold, interest earning deposits with financial institutions and unpledged securities available for sale (excluding Federal Reserve Bank and Federal Home Loan Bank stock) totaled $159 million, which represented 16% of total assets, at June 30, 2011.

Cash Flow Provided by Operating Activities. In the six months ended June 30, 2011, operating activities provided net cash of $2.4 million, comprised primarily of $2.9 million in net income and $123.0 million of proceeds from sales of mortgage loans held for sale, which more than offset the use of cash to fund $127.9 million in originations of mortgage loans available for sale.

Cash Flow Provided by Investing Activities. In the six months ended June 30, 2011, investing activities provided net cash of $75 million, comprised primarily of $39 million from sales of securities available for sale, $18 million of loan repayments, $8 million from sales of other real estate owned and nearly $7 million from the maturities of and principal payments on securities available for sale.

Cash Flow Used in Financing Activities. In the six months ended June 30, 2011, we used net cash of $33 million in financing activities, primarily to fund a net decrease of $59 million in borrowings, partially offset by a $26 million increase in deposits.

Ratio of Loans to Deposits. The relationship between gross loans and total deposits can provide a useful measure of a bank’s liquidity. Since repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loan-to-deposit ratio the less liquid are our assets. On the other hand, since we realize greater yields on loans than we do on investments, a lower loan-to-deposit ratio can adversely affect interest income and earnings. As a result, our goal is to achieve a loan-to-deposit ratio that appropriately balances the requirements of liquidity and the need to generate a fair return on our assets. At June 30, 2011 and December 31, 2010, the loan-to-deposit ratios were 86% and 90%, respectively.

Off Balance Sheet Arrangements

Loan Commitments and Standby Letters of Credit. In order to meet the financing needs of our customers, in the normal course of business we make commitments to extend credit and issue standby commercial letters of credit to or for our customers. At June 30, 2011 and December 31, 2010, we were committed to fund certain loans, including letters of credit, amounting to approximately $128 million and $141 million, respectively.

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

Contractual Obligations

Borrowings. As a source of additional funds that we have used primarily to fund loans and to purchase other interest earning assets, and to provide us with a supplemental source of liquidity, we have obtained long and short term borrowings from the Federal Home Loan Bank (the “FHLB”). As of June 30, 2011, our outstanding FHLB borrowings totaled $53 million, comprised of (i) $24 million of long-term borrowings, with maturities ranging from August 2012 to August 2013, and (ii) $29 million of short-term borrowings, with maturities ranging from November 2011 to February 2012. These borrowings have a weighted-average annualized interest rate of 1.25%. By comparison, as of December 31, 2010, our outstanding FHLB borrowings totaled $112 million, comprised of (i) $44 million of long-term borrowings and (ii) $68 million of short-term borrowings which had a weighted-average annualized interest rate of 0.82%.

At June 30, 2011, U.S. agency and mortgage backed securities, U.S. Government agency securities and collateralized mortgage obligations with an aggregate fair market value of $13.5 million and $174 million of residential mortgage and other real estate secured loans were pledged to secure these Federal Home Loan Bank borrowings, repurchase agreements and local agency deposits.

The highest amount of FHLB borrowings that were outstanding at any month-end during the six months ended June 30, 2011 was $114 million. During 2010, the highest amount of borrowings outstanding at any month-end was $132 million of FHLB borrowings and $11.8 million of overnight borrowings in the form of securities sold under repurchase agreements.

Junior Subordinated Debentures. Pursuant to rulings of the Federal Reserve Board, bank holding companies were permitted to issue long term subordinated debt instruments that, subject to certain conditions, would qualify as and, therefore, augment capital for regulatory purposes. At June 30, 2011, we had outstanding approximately $17.5 million principal amount of 30-year junior subordinated floating rate debentures (the “Debentures”); of which $16.8 million qualified as Tier 1 capital for regulatory purposes as of June 30, 2011. See discussion below under the subcaption “—Capital Resources-Regulatory Capital Requirements.”

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

Interest on the Debentures is payable quarterly. However, subject to certain conditions, we are entitled by the express terms of the Debentures to defer those interest payments for up to five years.

As previously reported, since July 2009 we have been required to obtain the prior approval of the Federal Reserve Bank of San Francisco (the “FRBSF”) to make interest payments on the Debentures. During the quarter ended June 30, 2010, we were advised by the FRBSF that it would not approve the payments of interest on the Debentures scheduled to be made on June 24 and July 19, 2010. During the six months ended June 30, 2011, we were unable to obtain regulatory approvals to pay, and it became necessary for us to defer, two quarterly interest payments on the Debentures issued in 2002 and two quarterly interest payments on the Debentures that we issued in 2004. We cannot predict when the FRBSF will approve our resumption of such interest payments and until such approval can be obtained it will be necessary for us to continue deferring interest payments on the Debentures. Since we have the right, under the terms of the Debentures, to defer interest payments for up to five years, the deferrals of interest payments to date did not, and any deferral of future interest payments through January, 2015, will not constitute a default under or with respect to the Debentures. However, if by that date we have not been able to obtain regulatory approval to pay all of the deferred interest payments, we would then be in default under the Debentures. Additional information regarding the restrictions on the payment by us of interest payments on the Debentures, as well as other regulatory restrictions that apply to us and the Bank under a regulatory agreement entered into with the FRBSF (the “FRB Agreement”) and an Order of the California Department of Financial Institutions (the “DFI Order”), see “Capital Resources-Capital and Other Requirements under FRB Agreement and DFI Order” below in this section of this report and “Supervision and Regulation-Regulatory Action by the FRB and DFI” in Item 1 and “RISK FACTORS” in Item 1A of our 2010 10-K.

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

The following is a summary of the major components of securities available for sale and a comparison of the amortized cost, estimated fair values and gross unrealized gains and losses, in thousands of dollars, as of June 30, 2011 and December 31, 2010:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(Dollars in thousands)
Securities available for sale at June 30, 2011:
Mortgage-backed securities issued by US agencies	$121,011	$26	$(853)	$120,184
Municipal securities	6,389	35	(202)	6,222
Non-agency collateralized mortgage obligations	3,266	—	(272)	2,994
Asset backed securities	2,378	—	(1,886)	492
Mutual fund	4,289	—	—	4,289

Total securities available for sale	$137,333	$61	$(3,213)	$134,181

Securities available for sale at December 31, 2010:
Mortgage-backed securities issued by US agencies	$166,421	$24	$(2,009)	$164,436
Municipal securities	6,389	—	(417)	5,972
Non-agency collateralized mortgage obligations	3,500	21	(244)	3,277
Asset backed securities	2,493	—	(2,122)	371
Mutual fund	4,245	—	—	4,245

Total securities available for sale	$183,048	$45	$(4,792)	$178,301

At June 30, 2011, U.S. agencies and mortgage backed securities, U.S. Government agency securities, collateralized mortgage obligations and time deposits with an aggregate fair market value of $13.5 million were pledged to secure Federal Home Loan Bank borrowings, repurchase agreements, local agency deposits, to secure lines of credit at our correspondent banks and treasury, tax and loan accounts.

The amortized cost, at June 30, 2011, of securities available for sale are shown in the following table, by contractual maturities and historical prepayments based on the prior three months of principal payments. Expected maturities will differ from contractual maturities and historical prepayments, particularly with respect to collateralized mortgage obligations, because borrowers may react to interest rate market conditions differently than the historical prepayment rates.

	June 30, 2011 Maturing in
	One year or less		Over one year through five years		Over five years through ten years		Over ten years		Total
	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield
	(Dollars in thousands)
Securities available for sale:
Mortgage-backed securities issued by U.S. Agencies	$7,212	2.64%	$25,322	2.64%	$25,519	2.64%	$62,958	2.55%	121,011	2.59%
Non-agency collateralized mortgage obligations	927	2.60%	—	—	1,519	3.05%	820	3.82%	3,266	3.11%
Municipal securities	—	—	—	—	1,347	4.10%	5,042	4.29%	6,389	4.25%
Asset backed securities	—	—	—	—	—	—	2,378	0.00%	2,378	0.00%
Mutual funds	—	—	4,289	3.14%	—	—	—	—	4,289	3.14%

Total Securities Available for sale	$8,139	2.63%	$29,611	2.71%	$28,385	2.73%	$71,198	2.60%	$137,333	2.65%

The table below shows, as of June 30, 2011, the gross unrealized losses and fair values of our investments, aggregated by investment category, and the length of time that the individual securities have been in a continuous unrealized loss position.

	Securities With Unrealized Loss as of June 30, 2011
	Less than 12 months		12 months or more		Total
(Dollars In thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Mortgage backed securities issued by U.S. Agencies	$117,338	$(852)	$41	$(1)	$117,379	$(853)
Municipal securities	3,993	(172)	440	(30)	4,433	(202)
Non-agency collateralized mortgage obligations	922	(5)	2,073	(267)	2,995	(272)
Asset-backed securities	—	—	492	(1,886)	492	(1,886)

Total temporarily impaired securities	$122,253	$(1,029)	$3,046	$(2,184)	$125,299	$(3,213)

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

The following table sets forth the capital and capital ratios of the Company (on a consolidated basis) and the Bank (on a stand-alone basis) at June 30, 2011, as compared to the respective regulatory requirements applicable to them.

			Applicable Federal Regulatory Requirement
	Actual		To be Categorized as Adequately Capitalized		To be Categorized as Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk Weighted Assets:
Company	$97,407	11.9%	$65,390	At least 8.0%	N/A	N/A
Bank	94,601	11.6%	65,274	At least 8.0%	$81,593	At least 10.0%
Tier 1 Capital to Risk Weighted Assets:
Company	$77,116	9.4%	$32,695	At least 4.0%	N/A	N/A
Bank	84,310	10.3%	32,637	At least 4.0%	$48,956	At least 6.0%
Tier 1 Capital to Average Assets:
Company	$77,116	7.6%	$40,633	At least 4.0%	N/A	N/A
Bank	84,310	8.3%	40,559	At least 4.0%	$50,698	At least 5.0%

At June 30, 2011, the Bank (on a stand-alone basis) continued to qualify as a well-capitalized institution, and the Company continued to exceed the minimum required capital ratios, under the capital adequacy guidelines described above.

The consolidated total capital and Tier 1 capital of the Company, at June 30, 2011, includes an aggregate of $16.8 million principal amount of the $17.5 million of Junior Subordinated Debentures that we issued in 2002 and 2004. We contributed that amount to the Bank over the six year period ended December 31, 2009, thereby providing it with additional cash to fund the growth of its banking operations and, at the same time, to increase its total capital and Tier 1 capital.

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

The Agreement and Order contain substantially similar provisions. They require the Boards of Directors of the Company and the Bank to prepare and submit written plans to the FRB and the DFI that address a number of matters, including improving the Bank’s position with respect to problem assets, maintaining adequate reserves for loan and lease losses in accordance with applicable supervisory guidelines, and improving the capital position of the Bank and, in the case of the FRB Agreement, the capital position of the Company. The Bank is also prohibited from paying dividends to the Company without the prior approval of the DFI, and without the prior approval of the FRB the Company may not declare or pay cash dividends, repurchase any of its shares, make interest or principal payments on its Junior Subordinated Debentures or incur or guarantee any debt.

The DFI Order also states that if we were to violate or fail to comply with the Order the Bank could be deemed to be conducting business in an unsafe manner which could subject the Bank to further regulatory enforcement action.

The FRB Agreement also requires us to submit a capital plan to the FRB that will meet its approval and then to implement that plan. Under the DFI Order, the Bank was required to achieve a ratio of adjusted tangible shareholders’ equity to its tangible assets to 9.0% by January 31, 2011, by raising additional capital, generating earnings or reducing the Bank’s tangible assets (subject to a 15% limitation on such a reduction) or a combination thereof and, upon achieving that ratio, to maintain that ratio during the remaining Term of the Order.

The Company and the Bank already have made substantial progress with respect to several of the requirements of the FRB Agreement and the DFI Order and both the Board and management are committed to achieving all of the requirements on a timely basis. Among other things, in August 2010, we completed a private placement of Series A Convertible Preferred Stock (the “Series A Shares”), raising gross proceeds of $12,655,000, of which $10,250,000 was contributed to the Bank to increase its equity capital.

Moreover, effective July 1, 2011 the holders of $11,555,000 of the $12,655,000 Series A Shares outstanding voluntarily converted their Series A Shares, at a conversion price of $7.65, per common share into a total of 1,510,238 shares of our common stock. At the same time we issued to those Series A holders a total of 328,100 additional shares of common stock in exchange for the waiver of their rights to receive the payment in cash of the unpaid dividends that had accrued on those Series A Shares. As a result of the conversion of those Series A Shares, dividends on those shares ceased to accrue as of July 1, 2011 and only $1,100,000 of the Series A Shares remain outstanding.

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

However, as previously reported, notwithstanding those efforts, which are continuing, we were not able to raise the capital needed to increase the Bank’s ratio of tangible equity-to-tangible assets to 9.0% by January 31, 2011, as required by the DFI Order. Nevertheless, in January 2011 the DFI notified us that it would not take any action against the Bank at that time due to the Bank’s inability to meet that capital requirement. We understand that this decision was based on the progress we have made since August 31, 2010 in increasing the Bank’s capital ratio, improvements made in the Bank’s financial condition, including reductions in loan charge-offs, and the Bank’s classification as a “well-capitalized” banking institution under federal bank regulatory guidelines and federally established prompt corrective action regulations.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, in connection with the filing of this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2011. Based on that evaluation, our CEO and CFO have concluded that, as of June 30, 2011, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to disclose in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules of the Securities and Exchange Commission and that such information is accumulated and communicated to management, including our Chief Executive and Chief Financial Officers, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

James Laliberte, et al. vs. Pacific Mercantile Bank. This lawsuit was originally filed in May 2003 in the California Superior Court for the County of Orange (Case No. 030007092). Information regarding this lawsuit is contained in Item 3 of Part I of our 2010 10-K and is incorporated herein by this reference, and there have been no material developments in that case since we filed the 2010 10-K with the SEC on April 1, 2011.

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

ITEM 6.	EXHIBITS

The following documents are filed as Exhibits to this Quarterly Report on Form 10-Q:

Exhibit No.	Description of Exhibit

Exhibit 31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC MERCANTILE BANCORP

Date: August 15, 2011	By:	/s/ NANCY A. GRAY
Nancy A. Gray, Chief Financial Officer

S-1

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

Exhibit 31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

E-1