Form 10-Q
period 2011-09-30
PACIFIC MERCANTILE BANCORP
filed 2011-11-17
CIK 1109546

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

12,273,003 shares of Common Stock as of November 14, 2011

QUARTERLY REPORT ON FORM 10Q

FOR

THE QUARTER ENDED SEPTEMBER 30, 2011

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

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except per share data)

(Unaudited)

	September 30, 2011	December 31, 2010
ASSETS
Cash and due from banks	$11,927	$7,306
Interest bearing deposits with financial institutions	157,524	25,372

Cash and cash equivalents	169,451	32,678
Interest-bearing time deposits with financial institutions	1,468	2,078
Federal Reserve Bank and Federal Home Loan Bank Stock, at cost	11,575	12,820
Securities available for sale, at fair value	75,748	178,301
Loans held for sale, at lower of cost or market	38,248	12,469
Loans (net of allowances of $16,726 and $18,101, respectively)	671,619	722,210
Investment in unconsolidated subsidiaries	682	682
Other real estate owned	23,761	33,170
Accrued interest receivable	2,683	3,259
Premises and equipment, net	913	935
Other assets	11,287	17,268

Total assets	$1,007,435	$1,015,870

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$152,376	$144,079
Interest-bearing	693,202	672,147

Total deposits	845,578	816,226
Borrowings	58,000	112,000
Accrued interest payable	1,286	985
Other liabilities	6,825	5,716
Junior subordinated debentures	17,527	17,527

Total liabilities	929,216	952,454

Commitments and contingencies (Note 2)	—	—
Shareholders’ equity:
Preferred stock, no par value, 2,000,000 shares authorized, 123,000 and 126,550 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively, liquidation preference $100 per share plus accumulated and undeclared dividends at September 30, 2011 and December 31, 2010	10,111	12,655
Common stock, no par value, 20,000,000 shares authorized, 12,273,003 and 10,434,665 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	84,670	73,058
Accumulated deficit	(13,781)	(17,553)
Accumulated other comprehensive loss	(2,781)	(4,744)

Total shareholders’ equity	78,219	63,416

Total liabilities and shareholders’ equity	$1,007,435	$1,015,870

The accompanying notes are an integral part of these consolidated financial statements.

Part I. Item 1. (continued)

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except for shares and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Interest income
Loans, including fees	$10,005	$11,368	$30,458	$35,058
Securities available for sale and stock	879	790	3,277	3,448
Interest-bearing deposits with financial institutions	59	147	126	389

Total interest income	10,943	12,305	33,861	38,895
Interest expense
Deposits	2,465	3,822	7,469	12,229
Borrowings	298	564	1,014	2,082

Total interest expense	2,763	4,386	8,483	14,311

Net interest income	8,180	7,919	25,378	24,584
Provision for loan losses	—	1,688	—	7,488

Net interest income after provision for loan losses	8,180	6,231	25,378	17,096
Noninterest income
Total other-than-temporary impairment of securities	(131)	(139)	(36)	(2,051)
Less: Portion of other-than-temporary impairment losses recognized in other comprehensive loss	(77)	(87)	133	(1,765)

Net impairment loss recognized in earnings	(54)	(52)	(169)	(286)
Service fees on deposits and other banking services	239	278	763	930
Mortgage banking (including net gains on sales of loans held for sale)	1,425	1,113	3,592	2,743
Net gains on sale of securities available for sale	365	780	405	1,417
Net gains (losses) on sale of other real estate owned	—	(5)	206	(64)
Other	248	178	642	602

Total noninterest income	2,223	2,292	5,439	5,342
Noninterest expense
Salaries and employee benefits	4,273	3,703	12,258	11,747
Occupancy	594	673	1,861	2,020
Equipment and depreciation	378	295	1,093	952
Data processing	154	156	485	514
Provision for contingencies	900	—	900	—
FDIC expense	539	1,256	1,721	2,522
Other real estate owned expense	716	439	1,912	1,330
Professional fees	1,156	1,227	3,198	3,207
Other operating expense	1,066	899	3,212	3,069

Total noninterest expense	9,776	8,648	26,640	25,361

Income (loss) before income taxes	627	(125)	4,177	(2,923)
Income tax provision	(225)	—	405	9,059

Net income (loss)	852	(125)	3,772	(11,982)
Accumulated undeclared dividends on preferred stock	(121)	(327)	(176)	(756)

Net income (loss) allocable to common shareholders	$731	$(452)	$3,596	$(12,738)

Income (loss) per common share
Basic	$0.06	$(0.04)	$0.33	$(1.22)
Diluted	$0.06	$(0.04)	$0.33	$(1.22)
Weighted average number of common shares outstanding
Basic	12,273,003	10,434,665	11,054,178	10,434,665
Diluted	12,315,065	10,434,665	11,072,523	10,434,665

The accompanying notes are an integral part of these consolidated financial statements.

Part I. Item 1. (continued)

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income (loss)	$852	$(125)	$3,772	$(11,982)
Other comprehensive loss net of tax:
Change in unrealized loss on securities available for sale	398	88	1,994	1,057
Change in net unrealized gain (loss) and prior service benefit on supplemental executive retirement plan	5	10	(31)	(20)

Total comprehensive income (loss)	$1,255	$(27)	$5,735	$(10,945)

The accompanying notes are an integral part of these consolidated financial statements.

Part I. Item 1. (continued)

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash Flows From Operating Activities:
Net income (loss)	$3,772	$(11,982)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	370	383
Provision for loan losses	—	7,488
Net amortization of premium on securities	468	456
Net gains on sales of securities available for sale	(405)	(1,417)
Net gains on sales and mark to market of mortgage loans held for sale	(2,648)	(2,399)
Proceeds from sales and principal reduction of mortgage loans held for sale	195,959	144,276
Originations and purchases of mortgage loans held for sale	(217,504)	(154,183)
Other than temporary impairment on securities available for sale	169	286
Net amortization of deferred fees and unearned income on loans	(349)	(413)
Net (gain) loss on sales of other real estate owned	(187)	64
Net gain on sale of fixed assets	(18)	—
Write down of other real estate owned	470	367
Stock-based compensation expense	206	115
Net gain on sales of loans	(55)	—
Changes in operating assets and liabilities:
Accrued interest receivable	576	590
Other assets	656	(7,159)
Deferred taxes	(880)	10,086
Income taxes receivable	6,205	980
Accrued interest payable	301	(768)
Other liabilities	1,078	(182)

Net cash used in operating activities	(11,816)	(15,073)
Cash Flows From Investing Activities:
Net decrease in interest-bearing time deposits with financial institutions	610	757
Maturities of and principal payments received for securities available for sale and other stock	9,951	29,103
Purchase of securities available for sale and other stock	—	(195,400)
Proceeds from sale of securities available for sale and other stock	95,609	227,466
Proceeds from sale of other real estate owned	9,717	4,857
Capitalized cost of other real estate owned	(155)	(1,661)
Net decrease in loans	47,387	68,096
Net increase in other real estate owned	—	(14,374)
Purchases of premises and equipment	(348)	(88)
Proceeds from sales of loans	1,586	—
Proceeds from sale of premises and equipment	18	—

Net cash provided by investing activities	164,375	120,417
Cash Flows From Financing Activities:
Net increase (decrease) in deposits	29,352	(5,780)
Proceeds from issuances of Series A Cumulative Preferred Stock	—	4,605
Proceeds from Series B Preferred Stock	8,862	—
Net decrease in borrowings	(54,000)	(39,976)

Net cash used in financing activities	(15,786)	(41,151)

The accompanying notes are an integral part of these consolidated financial statements.

Part I. Item 1. (continued)

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Net increase in cash and cash equivalents	136,773	64,193
Cash and Cash Equivalents, beginning of period	32,678	141,651

Cash and Cash Equivalents, end of period	$169,451	$205,844

Supplementary Cash Flow Information:
Cash paid for interest on deposits and other borrowings	$8,182	$15,079

Cash paid for income taxes	$978	$—

Non-Cash Investing Activities:
Net decrease in net unrealized losses and prior year service cost on supplemental employee retirement plan, net of tax	$(31)	$(20)

Net increase in net unrealized gains and losses on securities held for sale, net of income tax	$1,994	$1,057

Transfer of loans into other real estate owned	$416	$18,382

Transfer of loans held for sale to loans held for investment	$1,586	$2,176

Mark to market (gain) loss adjustment of equity securities	$149	$(86)

The accompanying notes are an integral part of these consolidated financial statements.

Part I. Item 1. (continued)

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Shares and dollars in thousands)

(Unaudited)

For The Nine Months Ended September 30, 2011

	Preferred Stock		Common Stock		Accumulated Deficit	Accumulated Other Comprehensive (Loss)	Total
	Number of Shares	Amount	Number of Shares	Amount
Balance at December 31, 2010	127	$12,655	10,435	$73,058	$(17,553)	$(4,744)	$63,416
Series A conversion to common stock	(116)	(11,555)	1,838	11,406	—	—	(149)
Net proceeds from Series B issuance	112	9,011	—	—	—	—	9,011
Stock based compensation expense	—	—	—	206	—	—	206
Comprehensive income:
Net income	—	—	—	—	3,772	—	3,772
Change in unrealized loss on securities held for sale, net of taxes	—	—	—	—	—	1,994	1,994
Change in unrealized gain on supplemental executive retirement plan	—	—	—	—	—	(31)	(31)

Total comprehensive income	—	—	—	—	—	—	5,735

Balance at September 30, 2011	123	$10,111	12,273	$84,670	$(13,781)	$(2,781)	$78,219

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

Our consolidated financial position at September 30, 2011, and the consolidated results of operations for the three and nine month periods ended September 30, 2011, are not necessarily indicative of what our financial position will be as of December 31, 2011, or of the results of our operations that may be expected for the full year ending December 31, 2011.

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

2.	Significant Accounting Policies, Recent Accounting Pronouncements, Commitments and Contingencies (Cont,-)

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

In April 2011, the FASB issued Accounting Standards Update No. 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring (“ASU No. 2011-02”). ASU No. 2011-02 requires a creditor to separately conclude that 1) the restructuring constitutes a concession and 2) the debtor is experiencing financial difficulties in order for a modification to be considered a troubled debt restructuring (“TDR”). The guidance was issued to provide clarification and to address diversity in practice in identifying TDR’s. This standard is effective for the Company beginning in the third quarter of 2011 and is applied retrospectively to the beginning of the year. The adoption of this standard did not have a material impact on the Company’s results of operations, financial position, or disclosures.

In May 2011, the FASB issued ASU 2011-04 – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements (“ASU 2011-04”), clarifying how to measure and disclose fair value. This guidance amends the application of the “highest and best use” concept to be used only in the measurement of fair value of nonfinancial assets, clarifies that the measurement of the fair value of equity-classified financial instruments should be performed from the perspective of a market participant who holds the instrument as an asset, clarifies that an entity that manages a group of financial assets and liabilities on the basis of its net risk exposure can measure those financial instruments on the basis of its net exposure to those risks, and clarifies when premiums and discounts should be taken into account when measuring fair value. The fair value disclosure requirements also were amended. For public entities, the amendments in ASU 2011-04 are effective prospectively for interim and annual periods beginning after December 15, 2011. The Company does not believe that the adoption of the amended guidance will have a significant effect on its consolidated financial statements.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income (ASU No. 2011-05). This guidance removes current presentation options and requires entities to report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements. This new accounting guidance will be effective for the Company in the first quarter of 2012. The Company does not believe that the adoption of the amended guidance will have a significant effect on its consolidated financial statements.

Commitments and Contingencies

Commitments

To meet the financing needs of our customers in the normal course of business, we are a party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements. At September 30, 2011, loan commitments and letters of credit totaled $124 million and $1.5 million, respectively. The contractual amount of a credit-related financial instrument such as a commitment to extend credit, a credit-card arrangement or a letter of credit represents the amounts of potential accounting loss should the commitment be fully drawn upon, the customer were to default, and the value of any existing collateral securing the customer’s payment obligation become worthless.

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

2.	Significant Accounting Policies, Recent Accounting Pronouncements, Commitments and Contingencies (Cont,-)

Contingencies—Legal Proceeding” in, and is incorporated herein by reference to, Note 15 of Item 8 of Part II of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (the “2010 10-K”) filed with the SEC on March 31, 2011.

Mark Zigner vs. Pacific Mercantile Bank, et al., filed in January, 2010, in the California Superior Court for the County of Orange (Case No.0337433). This lawsuit was filed by plaintiff asserting that the Bank had wrongfully exercised certain remedies in its efforts to recover borrowings owed by plaintiff to the Bank. In his lawsuit, the plaintiff claimed that the set off by the Bank against plaintiff’s deposit accounts was wrongful. The Plaintiff also asserted certain related claims, including an alleged breach by the Bank of the covenant of good faith and fair dealing.

The case was tried before a jury in August 2011, and the jury ruled in favor for the plaintiff, including an award of actual and punitive damages. The Bank is still awaiting the issuance of the Statement of Decision and final judgment. The Bank intends to appeal, pending issuance of the final judgment. The Bank has established a reserve in its statement of financial condition in connection with this matter.

Other Claims. We also are subject to legal actions that arise from time to time in the ordinary course of our business. Currently there are no such pending legal proceedings that we believe will become material to our financial condition or results of operations.

Regulatory Matters

On August 31, 2010, the members of the respective Boards of Directors of Pacific Mercantile Bancorp (the “Company”) and its wholly-owned banking subsidiary, Pacific Mercantile Bank (the “Bank”), entered into a Written Agreement (the “Agreement”) with the Federal Reserve Bank of San Francisco (the “FRB”). On the same date, the Bank consented to the issuance of a Final Order (the “Order”) by the California Department of Financial Institutions (the “DFI”). The principal purposes of the Agreement and Order, which constitute formal supervisory actions by the FRB and the DFI, were to require us to adopt and implement formal plans and take certain actions, as well as to continue to implement other measures that we previously adopted, to address the adverse consequences that the economic recession has had on the performance of our loan portfolio and our operating results, to improve our operating results, and to increase our capital to strengthen our ability to weather any further adverse conditions that might arise if the hoped-for improvement in the economy does not materialize.

2.	Significant Accounting Policies, Recent Accounting Pronouncements, Commitments and Contingencies (Cont,-)

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

As required by the Agreement, we also submitted a capital plan to the FRB. If that plan is approved by the FRB, we would then be required to implement that plan. Under the DFI Order, the Bank was required to achieve a ratio of adjusted tangible shareholders’ equity to its tangible assets to 9.0% by January 31, 2011, by raising additional capital, generating earnings or reducing the Bank’s tangible assets (subject to a 15% limitation on such a reduction) or a combination thereof and, upon achieving that ratio, to thereafter maintain that ratio during the Term of the Order.

Although the Bank did not satisfy this requirement by January 31, 2011, the DFI has notified us that it would not then take any action against the Bank based on the progress we have made since August 31, 2010 in increasing the Bank’s capital ratio, improvements made in the Bank’s financial condition, including reductions in loan charge-offs, and the Bank’s classification as a “well-capitalized” banking institution under federal bank regulatory guidelines and federally established prompt corrective action regulations and our continuing efforts to raise the required capital.

As previously reported in our Current Report on Form 8-K dated August 26, 2011 to which reference is hereby made, we completed the sale of a total of $11.2 million of shares of a newly created Series B Convertible 8.4% Noncumulative Preferred Stock (the “Series B Shares”) to three institutional investors in a private placement. We then contributed the net proceeds from the sale of those Series B Shares to the Bank to enable it to increase the ratio of its adjusted tangible shareholders’ equity to its tangible assets above 9% and thereby meet the capital requirement under the DFI Order.

3.	Earnings Per Share (“EPS”)

Basic EPS excludes dilution and is computed by dividing net income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted to common stock that would then share in our earnings. For the three and nine months ended September 30, 2011, 783,119 and 960,119 shares, respectively, of our common stock that were subject to stock options were excluded from the computation of diluted earnings (loss) per common share because they were anti-dilutive. By comparison, for the same reason, a total of 1,002,842 shares subject to stock options were excluded from the computation of diluted earnings (loss) per common share for the three and nine months ended September 30, 2010.

3.	Earnings Per Share (“EPS”) (Cont-)

The following table shows how we computed basic and diluted EPS for the three and nine month periods ended September 30, 2011 and 2010.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except earnings per share data)	2011	2010	2011	2010
Net income (loss)	$852	$(125)	$3,771	$(11,982)
Accumulated undeclared dividends on preferred stock	(121)	(327)	(176)	(756)

Net income (loss) allocable to common shareholders (A)	$731	$(452)	$3,595	$(12,738)

Weighted average outstanding shares of common stock (B)	12,273	10,435	11,054	10,435
Dilutive effect of employee stock options and warrants	42	—	19	—

Common stock and common stock equivalents (C)	12,315	10,435	11,073	10,435

Income (Loss) per common share:
Basic (A/B)	$0.06	$(0.04)	$0.33	$(1.22)
Diluted (A/C)	$0.06	$(0.04)	$0.33	$(1.22)

4.	Stock-Based Employee Compensation Plans

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

The fair values of the options that were outstanding at September 30, 2011 under the 2010 Plan or the Previously Approved Plans (collectively referred to as the “Plans”) were estimated as of their respective dates of grant using the Black-Scholes option-pricing model. For additional information regarding the Company’s stock based compensation plans, refer to Note 12 – “Stock-Based Employee Compensation Plans” in the Notes to Consolidated Financial Statement included in the Company’s Form 10-K for the year ended December 31, 2010. The table below summarizes the weighted average assumptions used to determine the fair values of the options granted during the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Assumptions with respect to:
Expected volatility	41%	34%	41%	34%
Risk-free interest rate	2.55%	2.36%	2.55%	3.09%
Expected dividends	0.26%	0.26%	0.26%	0.26%
Expected term (years)	6.6-8.2	6.9	6.6-8.2	6.9
Weighted average fair value of options granted during period	$1.93	$1.36	$1.98	$1.20

The following tables summarize the stock option activity under the Plans during the nine months ended September 30, 2011 and 2010, respectively.

	Number of Shares	Weighted- Average Exercise Price Per Share	Number of Shares	Weighted- Average Exercise Price Per Share
	2011		2010
Outstanding – January 1,	1,177,642	$7.57	1,162,744	$8.93
Granted	64,000	4.35	170,122	2.97
Exercised	—	—	—	—
Forfeited/Canceled	(87,401)	7.53	(351,724)	7.48

Outstanding – September 30,	1,154,241	7.39	981,142	8.42

Options Exercisable – September 30,	742,992	$9.43	681,081	$10.32

There were no options exercised during either of the three and nine months ended September 30, 2011 and 2010. The fair values of vested options at September 30, 2011 and 2010 were $179,700 and $164,300, respectively.

The following table provides additional information regarding the vested and unvested options that were outstanding at September 30, 2011.

	Options Outstanding as of September 30, 2011				Options Exercisable as of September 30, 2011(1)
	Vested	Unvested	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Shares	Weighted Average Exercise Price
$ 2.97 – $5.99	195,974	401,148	$3.47	8.58	195,974	$3.47
$ 6.00 – $9.99	100,376	4,800	7.49	1.26	100,376	7.51
$10.00 – $12.99	311,100	—	11.23	2.38	311,100	11.23
$13.00 – $17.99	116,042	5,301	15.09	3.89	116,042	15.07
$18.00 – $18.84	19,500	—	18.06	4.34	19,500	18.06

	742,992	411,249	$7.39	5.68	742,992	$9.43

(1)	The weighted average remaining contractual life of the options that were exercisable as of September 30, 2011 was 4.05 years.

4.	Stock-Based Employee Compensation Plans (Cont-)

The aggregate intrinsic values of options that were outstanding and exercisable under the Plans at September 30, 2011, and 2010, were $29,200 and $1,400, respectively.

A summary of the status of the unvested options as of December 31, 2010, and changes in the number of shares subject to and in the weighted average grant date fair values of the unvested options during the nine months ended September 30, 2011, are set forth in the following table.

	Number of Shares Subject to Options	Weighted Average Grant Date Fair Value
Unvested at December 31, 2010	461,480	$1.43
Granted	64,000	1.98
Vested	(110,939)	1.62
Forfeited/Cancelled	(3,292)	1.29

Unvested at September 30, 2011	411,249	$1.46

The aggregate amounts of stock based compensation expense recognized in our consolidated statements of operations for the nine months ended September 30, 2011 and 2010, were $170,000 and $115,000, respectively, in each case net of taxes. At September 30, 2011, the weighted average period over which nonvested awards were expected to be recognized was 1.27 years.

The following table sets forth the compensation expense which was expected to be recognized during the periods presented below in respect of non-vested stock options outstanding at September 30, 2011:

Estimated Stock Based Compensation Expense
(In thousands)
For the years ending September 30,
2011	$64
2012	241
2013	155
2014	27
2015	20

$507

5.	Employee Benefit Plan

The Company has established a Supplemental Retirement Plan (“SERP”) for its Chief Executive Officer. The components of net periodic benefit cost for the SERP are set forth in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)
Service cost	$51	$48	$150	$144
Interest cost	38	35	109	101
Expected return on plan assets	—	—	—	—
Amortization of prior service cost	4	4	12	11
Amortization of net actuarial loss	1	6	4	17

Net periodic SERP cost	$94	$93	$275	$273

6.	Income Taxes

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

We have recorded income tax benefit of approximately $225,000 for the three months ended September 30, 2011, and an income tax expense of approximately $405,000 for the nine months ended September 30, 2011. As of September 30, 2011, our deferred tax asset included approximately $1.8 million of federal income tax benefits and $2.3 million of California state income tax benefits. We have been able to use the federal tax benefits to reduce our effective combined federal and state income tax rate, for the nine months ended September 30, 2011, to approximately 10% from the combined federal and state statutory income tax rate of 41%. On the other hand, we have not been able to use our California state tax benefits to reduce the provision we must make for California income taxes because, as a result of its budgetary problems, California has suspended the use of net operating loss carryforwards, which comprise our state income tax benefits, for this purpose. If we succeed in generating taxable income in future periods, it may become possible for us to reduce some or even all of the valuation allowance against our deferred tax asset, which would enable us to further reduce the provisions we make for income taxes in the future. The extent of such a reduction will depend on the amount of taxable income we generate in future periods and the remaining availability of the tax benefits comprising our deferred tax asset.

The Company files income tax returns with the U.S. federal government and the state of California. As of September 30, 2011, we were subject to examination by the Internal Revenue Service with respect to our U.S. federal tax returns and the Franchise Tax Board for California, for the 2006 to 2009 tax years.

Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of tax expense. We did not have any accrued interest or penalties associated with any unrecognized tax benefits, and no interest expense was recognized during the three and nine months ended September 30, 2011 and 2010. Our effective tax rate differs from the federal statutory rate primarily due to tax free income on municipal bonds and certain non-deductible expenses recognized for financial reporting purposes and state taxes.

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

The following table shows the recorded amounts of assets measured at fair value on a recurring basis.

	At September 30, 2011 (in thousands)
	Total	Level 1	Level 2	Level 3
Assets at Fair Value:
Investment securities available for sale
Mortgage backed securities issued by U.S. agencies	$61,921	$—	$61,921	$—
Municipal securities	6,291	—	6,291	—
Collateralized mortgage obligations issued by non agency	2,757	—	2,066	691
Asset backed securities	380	—	—	380
Mutual funds	4,399	4,399	—	—

Total assets at fair value on a recurring basis	$75,748	$4,399	$70,278	$1,071

The changes in Level 3 assets measured at fair value on a recurring basis are summarized in the following table:

Investment Securities Available for Sale
(In thousands)
Balance of recurring Level 3 instruments at January 1, 2011	$1,243
Total gains or losses (realized/unrealized):
Included in earnings-realized	—
Included in earnings-unrealized(1)	(169)
Included in other comprehensive income	2,048
Purchases	—
Sales	—
Issuances	—
Settlements	—
Transfers in and/or out of Level 3	(2,051)

Balance of Level 3 assets at September 30, 2011	$1,071

(1)	Amount reported as other than temporary impairment loss in the noninterest income portion of the Statement of Operations.

7.	Fair Value Measurements (Cont,-)

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

Mortgage Loans Held for Sale. Loans held for sale are carried at the lower of cost or market value. The fair value of loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics. As such, the Company classifies loans subjected to nonrecurring fair value adjustments as Level 3. There were no fair value adjustments related to the $38.2 million of loans held for sale at September 30, 2011.

Information regarding assets measured at fair value on a nonrecurring basis is set forth in the table below.

	At September 30, 2011 (in thousands)
	Total	Level 1	Level 2	Level 3
Impaired loans	$31,641	$—	$9,410	$22,231
Mortgage loans held for sale	38,248	—	—	38,248
Other assets(1)	23,761	—	23,761	—

Total	$93,650	$—	$33,171	$60,479

(1)	includes foreclosed assets.

There were no transfers in or out of Level 3 measurements for nonrecurring items during the nine months ended September 30, 2011.

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

7.	Fair Value Measurements (Cont,-)

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

Mortgage Loans Held for Sale. Loans held for sale are carried at the lower of cost or market value. The fair value of loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics. As such, the Company classifies loans subjected to nonrecurring fair value adjustments as Level 2. There were no fair value adjustments related to the $38.2 million of loans held for sale at September 30, 2011.

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

7.	Fair Value Measurements (Cont,-)

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

Commitments to Extend Credit and Standby Letters of Credit. The fair value of commitments to extend credit and standby letters of credit, are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. These fees were not material in amount either at September 30, 2011, or December 31, 2010.

The estimated fair values and related carrying amounts of the Company’s financial instruments are as follows:

	September 30, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$169,451	$169,451	$32,678	$32,678
Interest-bearing deposits with financial institutions	1,468	1,468	2,078	2,078
Federal Reserve Bank and Federal Home Loan Bank stock	11,575	11,575	12,820	12,820
Securities available for sale	75,748	75,748	178,301	178,301
Mortgage loans held for sale	38,248	38,248	12,469	12,469
Loans, net	671,619	657,611	722,210	712,878
Financial Liabilities:
Noninterest bearing deposits	152,376	152,376	144,079	144,079
Interest-bearing deposits	693,202	694,728	672,147	674,264
Borrowings	58,000	58,409	112,000	112,763
Junior subordinated debentures	17,527	17,527	17,527	17,527

8.	Investment Securities Available For Sale

The following table sets forth the major components of securities available for sale and compares the amortized costs and estimated fair market values of, and the gross unrealized gains and losses on, these securities at September 30, 2011 and December 31, 2010:

	September 30, 2011				December 31, 2010
	Amortized Cost	Gross Unrealized		Fair Value	Amortized Cost	Gross Unrealized		Fair Value
		Gain	Loss			Gain	Loss
	(Dollars in thousands)
Securities Available for Sale
Mortgage backed securities issued by U.S. Agencies(1)	62,249	51	(379)	61,921	166,421	24	(2,009)	164,436
Municipal securities	6,389	56	(154)	6,291	6,389	—	(417)	5,972
Collateralized mortgage obligations issued by non agency(1)	3,140	—	(383)	2,757	3,500	21	(244)	3,277
Asset backed securities(2)	2,324	—	(1,944)	380	2,493	—	(2,122)	371
Mutual funds(3)	4,399	—	—	4,399	4,245	—	—	4,245

Total Securities Available for Sale	$78,501	$107	$(2,860)	$75,748	$183,048	$45	$(4,792)	$178,301

(1)	Secured by closed-end first lien 1-4 family residential mortgages.
(2)	Comprised of a security that represents an interest in a pool of trust preferred securities issued by U.S.-based banks and insurance companies
(3)	Consists primarily of mutual fund investments in closed-end first lien 1-4 family residential mortgages.

8.	Investment Securities Available For Sale (Cont,-)

At September 30, 2011 and December 31, 2010, U.S. agencies/mortgage backed securities and collateralized mortgage obligations with an aggregate fair market value of $14 million and $13 million, respectively, were pledged to secure Federal Home Loan Bank borrowings, repurchase agreements, local agency deposits and Treasury, tax and loan accounts.

The amortized cost and estimated fair values of securities available for sale at September 30, 2011 and December 31, 2010, are shown in the table below by contractual maturities and historical prepayments based on the prior twelve months of principal payments. Expected maturities will differ from contractual maturities and historical prepayments, particularly with respect to collateralized mortgage obligations, primarily because prepayment rates are affected by changes in conditions in the interest rate market and, therefore, future prepayment rates may differ from historical prepayment rates.

	At September 30, 2011 Maturing in
(Dollars in thousands)	One year or less	Over one year through five years	Over five years through ten years	Over ten Years	Total
Securities available for sale, amortized cost	$5,562	$21,536	$15,832	$35,571	$78,501
Securities available for sale, estimated fair value	5,516	21,242	15,736	33,254	75,748
Weighted average yield	2.55%	2.64%	2.68%	2.65%	2.65%

	At December 31, 2010 Maturing in
(Dollars in thousands)	One year or less	Over one year through five years	Over five years through ten years	Over ten Years	Total
Securities available for sale, amortized cost	$11,892	$33,652	$29,542	$107,962	$183,048
Securities available for sale, estimated fair value	11,813	33,334	28,939	104,215	178,301
Weighted average yield	2.31%	2.69%	2.86%	2.79%	2.75%

The Company recognized net gains on sales of securities available for sale of $336,000 net of $69,000 of taxes, on sale proceeds of $96 million during the nine months ended September 30, 2011 and $1.4 million on sale proceeds of $228 million, during the nine months ended September 30, 2010.

The table below indicates, as of September 30, 2011, the gross unrealized losses and fair values of our investments, in thousands of dollars, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	Securities with Unrealized Loss at September 30, 2011
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Mortgage backed securities issued By U.S. Agencies	$37,354	$(265)	$11,925	$(114)	$49,279	$(379)
Municipal securities	4,011	(154)	—	—	4,011	(154)
Non-agency collateralized mortgage obligations	857	(32)	1,900	(351)	2,757	(383)
Asset backed securities	—	—	380	(1,944)	380	(1,944)

Total temporarily impaired securities	$42,222	$(451)	$14,205	$(2,409)	$56,427	$(2,860)

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

8.	Investment Securities Available For Sale (Cont,-)

We recognize other-than-temporary impairments (“OTTI”) for our available-for-sale debt securities in accordance with ASC 320-10. When there are credit losses associated with an impaired debt security, but we have no intention to sell, and it is more likely than not that we will not have to sell the security before recovery of its cost basis, we will separate the amount of impairment, or OTTI, between the amount that is credit related and the amount that is related to non-credit factors. Credit-related impairments are recognized in our consolidated statements of operations. Any non-credit-related impairments are recognized and reflected in other comprehensive income (loss).

Through the impairment assessment process, we determined that the available-for-sale securities discussed below were other-than-temporarily impaired at September 30, 2011. We recorded in our consolidated statements of operations for the three month period ended September 30, 2011 impairment credit losses of $54,000 on available-for-sale securities. The OTTI related to factors other than credit losses, in the aggregate amount of $2.0 million, was recognized as other comprehensive loss in our balance sheet.

Certain of the OTTI amounts were related to credit losses and recognized as a charge to income in our statement of operations, with the remainder recognized in other comprehensive loss. The table below presents a roll-forward of OTTI where a portion attributable to non-credit related factors was recognized in other comprehensive loss for the three months ended September 30, 2011:

	Gross Other- Than- Temporary Impairments	Other-Than-Temporary Impairments Included in Other Comprehensive Loss	Net Other-Than Temporary Impairments Included in Retained Earnings
	(Dollars in thousands)
Balance – June 30, 2011	$(2,571)	$(1,971)	$(600)
Additions for credit losses on securities for which an OTTI was not previously recognized	(131)	(77)	(54)

Balance – September 30, 2011	$(2,702)	$(2,048)	$(654)

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

Based on our OTTI assessment process, we determined that there were two different investment securities, an asset backed security and a non-agency collateralized mortgage obligation (“CMO”) in our portfolio of securities held for sale that had become or were impaired as of September 30, 2011.

Asset-Backed Securities. At September 30, 2011, we had one asset backed security in our portfolio of investment securities available for sale. This security is a multi-class, cash flow collateralized bond obligation backed by a pool of trust preferred securities issued by a diversified pool of 56 issuers consisting of 45 U.S. depository institutions and 11 insurance companies at the time of the security’s issuance in November 2007. This security was part of a $363 million issuance. The security that we own (CUSIP 74042CAE8) in the mezzanine class B piece security had a variable interest rate of 3 month LIBOR +60 basis points and a rating of Aa2/AA by Moody’s and Fitch at the time of issuance. We purchased $3.0 million face value of this security in November 2007 at a price of 95.21% for a total purchase price of $2,856,420.

8.	Investment Securities Available For Sale (Cont,-)

As of September 30, 2011 the book value of this security was $2.3 million with a fair value of $380,000 for an approximate unrealized loss of $1.9 million. Currently, the security has a Ca rating from Moody’s and CC rating from Fitch and has experienced $47.5 million in defaults (13% of total current collateral) and $42.5 million in payment deferrals (11.8% of total current collateral) from issuance to September 30, 2011. Since June 30, 2010, the security has not paid its scheduled quarterly interest payment, and the Company has not accrued interest on this security. The Company estimates that the security could experience another $64 million in defaults before we would not receive all of its contractual cash flows. This analysis is based on the following assumptions: future default rates of 2.0%, prepayment rates of 1% until maturity, and 15% recovery of future defaults. We have recognized impairment losses in earnings of $54,000 for the three months ended September 30, 2011 and $169,000 for the nine months ended September 30, 2011.

Non Agency CMO. Through our impairment analysis, we identified one non-agency collateralized mortgage obligation security (a “CMO”) with respect to which we recognized OTTI at September 30, 2011. This CMO is a “Super Senior Support” bond, which was originated in 2005, was then rated AAA by Standard & Poor’s and Aa1 by Moody’s, and had a credit support of 2.5% of the total balance at issuance. At September 30, 2011, the security was rated BBB and Caa3 by Standard and Poor’s and Moody’s, respectively, and was determined to have a fair value of $691,000, as compared to an amortized cost of $795,000, resulting in an unrealized loss of approximately $104,000. The CMO is collateralized by a pool of one-to-four family, fully amortizing residential first mortgage loans that bear interest at a fixed rate for approximately five years, after which they bear interest at variable rates with annual resets.

At September, 30, 2011, credit support underlying this CMO was approximately 5.4% and delinquencies that were 60 days or over totaled approximately 6.7%. Factors considered in determining that this security was impaired included the changes in the ratings of the security, the current level of subordination from other CMO classes, anticipated prepayment rates, cumulative default rates and the loss severity given a default. There were no credit impairments of this security for the three and nine month periods ending September 30, 2011.

We have made a determination that the remainder of our securities with respect to which there were unrealized losses as of September 30, 2011 are not other-than-temporarily impaired, because we have concluded that we have the ability to continue to hold those securities until their respective fair market values increase above their respective amortized costs or, if necessary, until their respective maturities. In reaching that conclusion we considered a number of factors and other information, which included: (i) the significance of each such security, (ii) the amount of the unrealized losses attributable to each such security, (iii) our liquidity position, (iv) the impact that retention of those securities could have on our capital position and (v) our evaluation of the expected future performance of these securities (based on the criteria discussed above).

Impairment Losses on OTTI Securities

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Asset Backed Security	$54	$52	$169	$199
Non Agency CMO	—	—	—	87

Total impairment loss recognized in earnings	$54	$52	$169	$286

9.	Loans and Allowance for Loan Losses

The composition of the Company’s loan portfolio as of September 30, 2011 and December 31, 2010 was as follows:

	September 30, 2011		December 31, 2010
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial loans	$181,494	26.3%	$218,690	29.5%
Commercial real estate loans – owner occupied	177,148	25.7%	178,085	24.0%
Commercial real estate loans – all other	135,110	19.6%	136,505	18.4%
Residential mortgage loans – multi-family	72,696	10.6%	84,553	11.4%
Residential mortgage loans – single family	69,994	10.2%	72,442	9.8%
Construction loans	2,047	0.3%	3,048	0.5%
Land development loans	26,282	3.8%	29,667	4.0%
Consumer loans	24,258	3.5%	18,017	2.4%

Gross loans	689,029	100.0%	741,007	100.0%

Deferred fee (income) costs, net	(684)		(696)
Allowance for loan losses	(16,726)		(18,101)

Loans, net	$671,619		$722,210

At September 30, 2011 and December 31, 2010, real estate loans of approximately $169 million and $211 million, respectively, were pledged to secure borrowings obtained from the Federal Home Loan Bank.

Allowance for Loan Losses

The allowance for loan losses (“ALL”) represents our estimate of credit losses inherent in the loan portfolio at the balance sheet date. We employ economic models that are based on bank regulatory guidelines, industry standards and our own historical loan loss experience, as well as a number of more subjective qualitative factors, to determine both the sufficiency of the allowance for loan losses and the amount of the provisions that are required to be made for potential loan losses.

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

Set forth below is a summary of the Company’s activity in the allowance for loan losses for the three and nine months ended September 30, 2011 and the year ended December 31, 2010:

	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011	Year Ended December 31, 2010
	(Dollars in thousands)
Balance, beginning of period	$17,383	$18,101	$20,345
Charged off loans	(816)	(2,405)	(13,565)
Recoveries on loans previously charged off	159	1,030	3,033
Provision for loan losses	—	—	8,288

Balance, end of period	$16,726	$16,726	$18,101

9.	Loans and Allowance for Loan Losses (Cont,-)

Set forth below is information regarding loan balances and the related allowance for loan losses, by portfolio type, for the three and nine months ended September 30, 2011 and the year ended December 31, 2010.

	Commercial	Real Estate	Construction and Land Development	Consumer and Single Family Mortgages	Total
	(Dollars in thousands)
Nine Months Ended September 30, 2011
Allowance for loan losses:
Balance at beginning of period	$10,017	$6,351	$830	$903	$18,101
Charge offs	(965)	(1,237)	(138)	(65)	(2,405)
Recoveries	1,004	3	—	23	1,030
Provision	—	—	—	—	—

Balance at end of period	$10,056	$5,117	$692	$861	$16,726

Three Months Ended September 30, 2011
Allowance for loan losses:
Balance at beginning of period	$10,141	$5,517	$830	$895	$17,383
Charge offs	(244)	(400)	(138)	(34)	(816)
Recoveries	159	—	—	—	159
Provision	—	—	—	—	—

Balance at end of period	$10,056	$5,117	$692	$861	$16,726

Allowance balance at end of period related to:
Loans individually evaluated for impairment	$1,313	$1,236	$138	$—	$2,687

Loans collectively evaluated for impairment	$8,743	$3,881	$554	$861	$14,039

Loans balance at end of period:
Loans individually evaluated for impairment	$2,717	$24,777	$3,036	$1,111	$31,641
Loans collectively evaluated for impairment	178,777	360,177	25,293	93,141	657,388

Ending Balance	$181,494	$384,954	$28,329	$94,252	$689,029

December 31, 2010
Allowance for loan losses:
Balance at beginning of period	$11,119	$5,968	$2,179	$1,079	$20,345
Charge offs	(11,473)	(660)	(649)	(783)	(13,565)
Recoveries	2,327	345	4	357	3,033
Provision	8,044	698	(704)	250	8,288

Balance at end of period	$10,017	$6,351	$830	$903	$18,101

Allowance balance at end of period related to:
Loans individually evaluated for impairment	$141	$3,155	—	$128	$3,424

Loans collectively evaluated for impairment	$9,876	$3,196	$830	$775	$14,677

Loans balance at end of period:
Loans individually evaluated for impairment	$2,036	$24,318	$2,624	$2,473	$31,451
Loans collectively evaluated for impairment	216,654	374,825	30,091	87,986	709,556

Ending Balance	$218,690	$399,143	$32,715	$90,459	$741,007

9.	Loans and Allowance for Loan Losses (Cont,-)

Credit Quality

The quality of the loans in the Company’s loan portfolio is assessed as a function of net credit losses and the amounts of the nonperforming assets and delinquencies, that occur within our loan portfolio. These factors are an important part of our overall credit risk management process and our evaluation of the adequacy of the allowance for loan losses.

The following table provides a summary of the delinquency status of loans by portfolio type:

	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater	Total Past Due	Current	Total Loans Outstanding	Loans >90 Days and Accruing
	(Dollars in thousands)
September 30, 2011
Commercial loans	$2,750	$—	$977	$3,727	$177,767	$181,494	$711
Commercial real estate loans – owner-occupied	3,455	—	7,363	10,818	166,330	177,148	—
Commercial real estate loans – all other	—	—	11,107	11,107	124,003	135,110	—
Residential mortgage loans – multi-family	—	—	—	—	72,696	72,696	—
Residential mortgage loans – single family	347	—	1,112	1,459	68,535	69,994	—
Construction loans	—	—	2,047	2,047	—	2,047	—
Land development loans	—	—	—	—	26,282	26,282	435
Consumer loans	—	—	989	989	23,269	24,258	—

Total	$6,552	$0	$23,595	$30,147	$658,882	$689,029	$1,146

December 31, 2010
Commercial loans	$782	$624	$1,784	$3,190	$215,500	$218,690	$250
Commercial real estate loans – owner occupied	—	—	—	—	178,085	178,085	—
Commercial real estate loans – all other	9,958	239	1,111	11,308	125,197	136,505	—
Residential mortgage loans – multi-family	—	—	—	—	84,553	84,553	—
Residential mortgage loans – single family	432	—	636	1,068	71,374	72,442	—
Construction loans	—	—	2,185	2,185	863	3,048	—
Land development loans	—	—	—	—	29,667	29,667	—
Consumer loans	—	—	129	129	17,888	18,017	—

Total	$11,172	$863	$5,845	$17,880	$723,127	$741,007	$250

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

As the above table indicates, total past due loans increased by $12.2 million, to $30.1 million as of September 30, 2011, from $17.9 million as of December 31, 2010. Loans past due 90 days or more increased by $17.8 million, to $23.6 million as of September 30, 2011, from $5.8 million as of December 31, 2010. Those increases were primarily attributable to (i) two impaired loans, totaling $18.5 million, portions of which were either charged-off or specifically reserved for, with the remaining balance being fully collateralized by real property mortgages, and (ii) a third loan, in the amount of $1.9 million, which became 90 days or more past due

9.	Loans and Allowance for Loan Losses (Cont,-)

in this year’s third quarter; however no charge-offs or specific reserves were recorded against this loan because it was determined to be fully collateralized.

The following table provides information as of September 30, 2011 and December 31, 2010, with respect to loans on nonaccrual status, by portfolio type:

	September 30, 2011	December 31, 2010
	(Dollars in thousands)
Nonaccrual loans:
Commercial loans	$1,392	$1,800
Commercial real estate loans – owner occupied	7,363	297
Commercial real estate loans – all other	15,393	15,808
Residential mortgage loans – single family	1,191	1,832
Construction loans	2,047	2,185
Land development loans	554	—
Consumer loans	—	129

Total	$27,940	$22,051

9.	Loans and Allowance for Loan Losses (Cont,-)

The Company classifies its loan portfolio using internal credit quality ratings. The following table provides a summary of loans by portfolio type and the Company’s internal credit quality ratings as of September 30, 2011 and December 31, 2010, respectively.

	September 30, 2011	December 31, 2010	Increase (Decrease)
	(Dollars in thousands)
Pass:
Commercial loans	$158,867	$187,054	$(28,187)
Commercial real estate loans – owner occupied	150,682	162,330	(11,648)
Commercial real estate loans – all other	110,541	112,093	(1,552)
Residential mortgage loans – multi family	66,098	81,482	(15,384)
Residential mortgage loans – single family	68,403	70,171	(1,768)
Construction loans	—	863	(863)
Land development loans	10,388	24,028	(13,640)
Consumer loans	24,258	17,847	6,411

Total pass loans	$589,237	$655,868	$(66,631)

Special Mention:
Commercial loans	$1,814	$9,748	$(7,934)
Commercial real estate loans – owner occupied	10,132	456	9,676
Commercial real estate loans – all other	2,562	—	2,562
Residential mortgage loans – multi family	6,598	1,974	4,624
Residential mortgage loans – single family	—	—	—
Construction loans	—	—	—
Land development loans	8,347	5,639	2,708
Consumer loans	—	41	(41)

Total special mention loans	$29,453	$17,858	$11,595

Substandard:
Commercial loans	$20,730	$21,887	$(1,157)
Commercial real estate loans – owner occupied	16,334	15,299	1,035
Commercial real estate loans – all other	22,007	24,412	(2,405)
Residential mortgage loans – multi family	—	1,097	(1,097)
Residential mortgage loans – single family	1,591	2,271	(680)
Construction loans	2,047	2,185	(138)
Land development loans	7,547	—	7,547
Consumer loans	—	—	—

Total substandard loans	$70,256	$67,151	$3,105

Doubtful:
Commercial loans	$83	$1	$82
Commercial real estate loans – owner occupied	—	—	—
Commercial real estate loans – all other	—	—	—
Residential mortgage loans – multi family	—	—	—
Residential mortgage loans – single family	—	—	—
Construction loans	—	—	—
Land development loans	—	—	—
Consumer loans	—	129	(129)

Total doubtful loans	$83	$130	$(47)

Total Outstanding Loans, gross:	$689,029	$741,007	$(51,978)

9.	Loans and Allowance for Loan Losses (Cont,-)

As the above table indicates, the Company’s total loans approximated $689 million at September 30, 2011, down from $741 million at December 31, 2010. The disaggregation of the portfolio by risk rating in the table above reflects the following changes between December 31, 2010 and September 30, 2011:

•

Loans rated “pass” totaled $589 million at September 30, 2011, down from $656 million at December 31, 2010, due primarily to the decline in total loans outstanding and the net transfer of approximately $14.7 million in loans to the “special mention” category net of $7.5 million of loans to “substandard” category. That net transfer of loans to “special mention” and “substandard” was primarily attributable to emerging weaknesses that we identified in the financial condition or cash flows of the borrowers or in identified secondary sources of repayment.

•

The “special mention” category was approximately $11.6 million higher at September 30, 2011 than at December 30, 2010, due primarily to the above-described net transfers of loans from “pass” to “special mention” during the nine months ended September 30, 2011, comprised principally of (i) two commercial loans, in an aggregate amount of $9.7 million, which are secured by owner occupied real estate and (ii) a $2.6 million loan secured by other types of commercial real estate.

•

Loans classified “substandard” increased $3.1 million during the nine months ended September 30, 2011, primarily due to $7.5 million of net transfers from the “pass” category, offset by (i) a $1.3 million in loan note sold, (ii) a $1.4 million in charge off loans and (iii) the foreclosure of the real property collateralizing a $1.1 million commercial real estate loan which, as a result, was reclassified as OREO.

•	Loans classified as “doubtful” totaled approximately $100,000 at both September 30, 2011 and December 31, 2010.

The changes in the “substandard” category resulted in an increase of $5 million in nonaccrual impaired loans to $27 million at September 30, 2011 from $22 million at December 31, 2010. We have allocated specific reserves within the allowance for loan losses to provide for losses we may incur on the loans that were classified as nonaccrual loans. Our total specific reserves on impaired loans declined by $400,000 during the nine months ended September 30, 2011.

We made a judgment that the allowance for loan losses was adequate at September 30, 2011, and no provisions for loan losses needed to be made in the quarter then ended, based on (i) reductions in loan charge-offs during the three and nine months ended September 30, 2011, as compared to loan charge offs during the year ended December 31, 2010, (ii) a reduction in loans 30-89 days past due at September 30, 2011 as compared to the loans 30-89 days past due at December 31, 2010, (iii) an overall decrease in classified loans at September 30, 2011 as compared to classified loans at June 30, 2011, and (iv) a reduction in outstanding loans at September 30, 2011, as compared to December 31, 2010.

Impaired Loans

A loan is generally classified as impaired and placed on nonaccrual status when, in management’s opinion, the principal or interest will not be collectible in accordance with the contractual terms of the loan agreement. The Company measures and reserves for impairment, on a loan-by-loan basis, using either the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral if the loan is collateral dependent.

The following table sets forth information regarding nonaccrual loans and restructured loans, at September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
	(Dollars in thousands)
Impaired loans:
Nonaccruing loans	$17,844	$6,743
Nonaccruing restructured loans	9,605	15,308
Accruing restructured loans	—	1,187
Accruing impaired loans	4,192	8,213

Total impaired loans	$31,641	$31,451

Impaired loans less than 90 days delinquent and included in total impaired loans	$8,997	$25,856

9.	Loans and Allowance for Loan Losses (Cont,-)

The table below contains additional information with respect to impaired loans, by portfolio type, for the periods ended September 30, 2011 and December 31, 2010:

	Recorded Investment	Unpaid Principal Balance	Related Allowance (1)	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
September 30, 2011
With no related allowance recorded:
Commercial loans	$1,404	$1,625	$—	$1,268	$53
Commercial real estate loans – owner occupied	7,539	8,393	—	7,539	41
Commercial real estate loans – all other	11,107	12,780	—	11,107	155
Residential mortgage loans – multi-family	—	—	—	—	—
Residential mortgage loans – single family	1,111	1,174	—	1,111	—
Construction loans	—	—	—	—	—
Land development loans	989	989	—	989	30
Consumer loans	—	—	—	—	—
With an allowance recorded:
Commercial loans	$1,313	$1,449	$1,313	$1,449	3
Commercial real estate loans – owner occupied	1,845	1,871	659	1,845	—
Commercial real estate loans – all other	4,286	4,841	577	4,286	—
Residential mortgage loans – multi-family	—	—	—	—	—
Residential mortgage loans – single family	—	—	—	—	—
Construction loans	2,047	2,215	138	2,047	—
Land development loans	—	—	—	—	—
Consumer loans	—	—	—	—	—
Total:
Commercial loans	$2,717	$3,074	$1,313	$2,717	$56
Commercial real estate loans – owner occupied	9,384	10,264	659	9,384	41
Commercial real estate loans – all other	15,393	17,621	577	15,393	155
Residential mortgage loans – multi-family	—	—	—	—	—
Residential mortgage loans – single family	1,111	1,174	—	1,111	—
Construction loans	2,047	2,215	138	2,047	—
Land development loans	989	989	—	989	30
Consumer loans	—	—	—	—	—

9.	Loans and Allowance for Loan Losses (Cont,-)

	Recorded Investment	Unpaid Principal Balance	Related Allowance (1)	Average Recorded Investment	Interest Income Recognized
December 31, 2010
With no related allowance recorded:
Commercial loans	$1,752	$3,125	$—	$4,202	$18
Commercial real estate loans – owner occupied	297	960	—	1,948	—
Commercial real estate loans – all other	1,349	1,382	—	3,630	—
Residential mortgage loans – multi-family	—	—	—	1,525	—
Residential mortgage loans – single family	1,887	2,134	—	1,477	14
Construction loans	2,185	2,215	—	2,992	—
Land development loans	439	439	—	3,782	—
Consumer loans	129	238	—	123	26
With an allowance recorded:
Commercial loans	$284	$787	$141	$4,921	$—
Commercial real estate loans – owner occupied	—	—	—	1,150	—
Commercial real estate loans – all other	22,672	23,978	3,155	13,664	—
Residential mortgage loans – multi-family	—	—	—	—	—
Residential mortgage loans – single family	457	461	128	537	—
Construction loans	—	—	—	1,185	—
Land development loans	—	—	—	1,071	—
Consumer loans	—	—	—	59	—
Total:
Commercial loans	$2,036	$3,912	$141	$9,123	$18
Commercial real estate loans – owner occupied	297	960	—	3,098	—
Commercial real estate loans – all other	24,021	25,360	3,155	17,294	—
Residential mortgage loans – multi-family	—	—	—	1,525	—
Residential mortgage loans – single family	2,344	2,595	128	2,014	14
Construction loans	2,185	2,215	—	4,177	—
Land development loans	439	439	—	4,853	—
Consumer loans	129	238	—	182	26

(1)	When the discounted cash flows and collateral value or market price equals or exceeds the recorded investment in the loan, then the loan does not require an allowance. This typically occurs when the impaired loans have been partially charged-off and/or there have been interest payments received and applied to the loan balance.

The allowance for loan losses at September 30, 2011 included $2.7 million of reserves set aside for $31.6 million of impaired loans as compared to $3.4 million of reserves that had been set aside for $31.2 million of impaired loans at December 31, 2010. At September 30, 2011 and December 31, 2010 there were impaired loans of $22.2 million and $5.9 million, respectively, for which no specific reserves were allocated because these loans, in our judgment, were sufficiently collateralized. Of the $22.2 million in impaired loans at September 30, 2011, for which no specific reserves were allocated, $19.1 million had been deemed impaired in prior quarters.

Troubled Debt Restructurings

Pursuant to FASB’s Accounting Standard Update No. 2011-02, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring (“ASU No. 2011-02”), the Bank’s troubled debt restructured loans (“TDRs”) totaled $12.4 million as of September 30, 2011. The restructured loans represent financing receivables modified for the purpose of alleviating temporary impairments to the borrowers’ financial condition. The modifications that the Bank has extended to borrowers have come in the forms of changes in amortization terms, reductions in interest rates, interest only payments and, in limited cases, concessions to outstanding loan balances. Work out plans between borrowers and the Bank are designed to provide a bridge for cash flow shortfalls in the near term. As a borrower works through the near term issues, in most cases, the original contractual terms will be reinstated. TDRs as of September 30, 2011, which totalled $9.6 million, have been classified as substandard. Those TDRs include (i) a $9.2 million loan with a lockbox arrangement which enables the Bank to apply funds to payments due on the loan, and (ii) a $435,000 TDR which was paid off in full in October 2011.

	September 30, 2011
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment	Current Balance
	(Dollars in thousands)
Nonperforming
Commercial real estate – all other	2	11,023	10,623	9,605

Total Troubled Debt Restructurings	2	$11,023	$10,623	$9,605

	December 31, 2010
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment	Current Balance
	(Dollars in thousands)
Performing
Residential real estate	1	$512	$512	$512
Commercial real estate loans – all other	1	2,562	2,562	2,562
Commercial loans	2	363	363	237

	4	3,437	3,437	3,311

Nonperforming
Residential real estate	3	1,074	879	849
Commercial real estate – all other	2	15,526	15,526	14,459

	5	16,600	16,405	15,308

Total Troubled Debt Restructurings	9	$20,037	$19,842	$18,619

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The following discussion presents information about (i) our consolidated results of operations for the three and nine months ended September 30, 2011 and comparisons of those results with the results of operations for the corresponding three and nine month periods of 2010, and (ii) our consolidated financial condition, liquidity and capital resources at September 30, 2011. The information in the following discussion should be read in conjunction with our interim consolidated financial statements and the notes thereto included elsewhere in this Report.

Forward-Looking Information

Statements contained in this Report that are not historical facts or that discuss our expectations, beliefs or views regarding our future operations or future financial performance, or financial or other trends in our business or in the markets in which we operate, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. Often, they include words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “project,” “forecast” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could,” or “may.” The information contained in such forward-looking statements is based on current information and on assumptions that we make about future events over which we do not have control. In addition, our business and the markets in which we operate are subject to a number of risks and uncertainties. Such risks and uncertainties, and the occurrence of events in the future that had not been anticipated, could cause our financial condition or actual operating results in the future to differ significantly from our expected financial condition or operating results that are set forth in the forward-looking statements contained in this Report and could, therefore, also affect the price performance of our shares.

Many of those risks and uncertainties are discussed in the Section entitled “Risk Factors” contained in our Registration Statement on Form S-3 (file number 333-177208) (the “S-3 Registration Statement”), which we filed with the SEC on October 7, 2011 and which became effective on October 20, 2011, under the Securities Act. We urge you to read the risk factors contained in that Registration Statement in conjunction with your review of the following discussion and analysis of our results of operations for the three and nine months ended, and our financial condition at, September 30, 2011. The discussion of the risk factors contained in the S-3 Registration Statement updates and supersedes the risk factors that are contained in our Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 10-K”) that we filed with the SEC on March 31, 2011.

Due to the risks and uncertainties we face, readers are cautioned not to place undue reliance on the forward-looking statements contained in this Report, which speak only as of the date of this Report, or to make predictions about future performance based solely on historical financial performance. We also disclaim any obligation to update forward-looking statements contained in this Report or in our S-3 Registration Statement, except as may otherwise be required by law or NASDAQ rules.

Overview of Operating Results in the Three and Nine Months Ended September 30, 2011

The following table provides comparative information with respect to our results of operations for the three and nine month periods ended September 30, 2011 and 2010, respectively.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	2011 vs. 2010	2011	2010	2011 vs. 2010
	Amount	Amount	% Change	Amount	Amount	% Change
	(Dollars in thousands, except per share data)
Interest income	$10,943	$12,305	(11.1)%	$33,861	$38,895	(12.9)%
Interest expense	2,763	4,386	(37.0)%	8,483	14,311	(40.7)%

Net interest income	8,180	7,919	3.3%	25,378	24,584	3.2%
Provision for loan losses	—	1,688	N/M	—	7,488	(100.0)

Net interest income after provision for loan losses	8,180	6,231	31.3%	25,378	17,096	48.4%
Noninterest income	2,223	2,292	(3.0)%	5,439	5,342	1.8%
Noninterest expense	9,776	8,648	13.0%	26,640	25,361	5.0%

Income (loss) before income taxes	627	(125)	N/M	4,177	(2,923)	242.9%
Income tax expense	(225)	—	N/M	405	9,059	(95.5)%

Net income (loss)	852	(125)	N/M	3,772	(11,982)	131.5%
Accumulated undeclared dividends on Series A and B Preferred Stock	(121)	(327)	63.0%	(176)	(756)	76.7%

Net income (loss) allocable to common shareholders	$731	$(452)	261.7%	$3,596	$(12,738)	128.2%

Net income (loss) per common share
Basic	$0.06	$(0.04)	237.5%	$0.33	$(1.22)	126.6%
Diluted	$0.06	$(0.04)	237.0%	$0.33	$(1.22)	126.6%
Weighted average number of shares outstanding
Basic	12,273,003	10,434,665		11,054,178	10,434,665
Diluted	12,315,065	10,434,665		11,072,523	10,434,665

Pre-Tax Income. As the above table indicates, our results of operations improved significantly in the three and nine months ended September 30, 2011, as compared to the respective same periods of 2010. In the three months ended September 30, 2011, we recorded pre-tax income of $627,000, which represented a $752,000 improvement from a pre-tax loss of $125,000 in the same three months of 2010. In the nine months ended September 30, 2011, we recorded pre-tax income of $4.2 million, which was a $7.1 million, or 243%, improvement from a pre-tax loss of $2.9 million in the same nine months of 2010. These improvements were primarily attributable to (i) reductions of $1.7 million and $7.5 million, respectively, in the provisions we made for loan losses, and (ii) increases of $261,000 and $794,000, or 3.3% and 3.2%, respectively, in net interest income, in the three and nine months ended September 30, 2011, as compared to the respective corresponding periods of 2010.

The reductions in the provisions we made for loan losses in the three and nine months ended September 30, 2011 were made possible by a $15.3 million, or 34.8%, decrease in non-performing loans and a reduction in outstanding loans at September 30, 2011, as compared to September 30, 2010. The increases in net interest income in the three and nine months ended September 30, 2011 were due primarily to reductions in interest expense of $1.6 million and $5.8 million, or 37% and 41%, respectively, which more than offset decreases of $1.4 million, or 11%, and $5.0 million, or 13%, respectively, in interest income.

Net Income. During the three months ended September 30, 2011, we generated net income of $852,000, of which $731,00, or $0.06 per diluted share, was allocable to our common shareholders and $121,000 was allocable to accumulated but undeclared dividends on our preferred stock. By comparison, during the three months ended September 30, 2010, we sustained a net loss of $125,000 and, due to the $327,000 allocable for accumulated and undeclared dividends on the outstanding shares of our preferred stock, a net loss allocable to common shareholders of $452,000, or $0.04 per diluted common share.

In the nine months ended September 30, 2011 we generated net income of nearly $3.8 million, of which nearly $3.6 million, or $0.33 per dilute share, was allocable to our common shareholders and $176,000 was allocable to accumulated but undeclared dividends on our preferred stock. By comparison, in the nine months ended September 30, 2010, we sustained a net loss of $12.0 million and, due to the $756,000 allocable for accumulated and undeclared dividends on the outstanding shares of our preferred stock, a net loss to our common shareholders of $12.7 million, or $1.22 per diluted common share. The net loss in the nine months ended September 30, 2010 was due primarily to the provision that we recorded for income taxes of $9.1 million, of which $9.0 million was attributable to the establishment of a non-cash valuation allowance against our deferred tax asset in the quarter ended June 30, 2010. By contrast, we recorded a provision for income taxes of $405,000 the nine months ended September 30, 2011.

The following table indicates the positive effects that the increases in our net interest income and the improvements in our operating results in the three and nine months ended September 30, 2011 had on our net interest margin and the returns on average assets and average equity during those periods, as compared to the same three and nine months of 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net interest margin(1)(2)	3.37%	2.78%	3.49%	2.87%
Return on average assets(1)	0.32%	(0.04)%	0.49%	(1.36)%
Return on average shareholders’ equity(1)	4.61%	(0.72)%	7.46%	(31.17)%

(1)	Annualized.
(2)	Net interest income expressed as a percentage of total average interest earning assets.

Recent Developments

Sale of Series B Preferred Stock. As previously reported in a Current Report on Form 8-K that we filed with the SEC on August 26, 2011, we completed the sale, in a private placement, of a total of $11.2 million of shares of a newly created Series B Convertible 8.4% Noncumulative Preferred Stock (the “Series B Shares”) to three institutional investors. We then contributed the net proceeds from the sale of those Series B Shares to the Bank to enable it to increase the ratio of its adjusted tangible shareholders’ equity to its tangible assets above 9% and thereby meet the capital requirements of a previously reported state banking regulatory order (the “DFI Order”). The three investors to whom the Series B Shares were sold are Carpenter Community Bancfund LP and Carpenter Community Bancfund-A LP (collectively, the “Carpenter Funds”), which purchased an aggregate of 37,000 of the Series B Shares (designated as the “Series B-1 Shares”), and SBAV LP (“SBAV”), which purchased the other 75,000 Series B Shares (designated as the “Series B-2 Shares”). SBAV is an affiliate of the Clinton Group (the “Clinton Group”). Also, see “----Capital Resources” below in this Item 2 for additional information regarding this sale of the Series B Shares. Also, see “----Capital Resources” below in this Item 2 for additional information regarding this sale of the Series B Shares and agreements entered into by us with these same investors which provide, subject to the satisfaction of certain conditions, for these investors to purchase $10.8 million of additional Series B Shares and $15.5 million of shares of our common stock.

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

Our critical accounting policies consist of the accounting policies and practices we follow in determining (i) the sufficiency of the allowance we establish for loan losses; (ii) the fair values of our investment securities that we hold for sale, and (iii) the amount of our deferred tax asset, consisting primarily of tax loss carryforwards and tax credits that we believe will be able to use to offset income taxes in future periods. There were no significant changes in the Company’s critical accounting policies or their application during the nine months ended September 30, 2011, as compared to our critical accounting policies in 2010.

Additional information regarding our critical accounting policies is contained in the sections captioned “Critical Accounting Policies” and “Allowance for Loan Losses” in Item 7, entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our 2010 10-K and readers of this report are urged to read those sections of that 10-K, which contain information regarding the establishment in the second quarter of 2010 of a $9.0 million non-cash charge to income tax expense that we recorded to increase the valuation allowance against our deferred tax asset to $10.7 million.

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

The following table sets forth our interest income, interest expense and net interest income (in thousands of dollars) and our net interest margin for the three and nine months ended September 30, 2011 and 2010, respectively:

	Three Months Ended September 30,			Nine Months Ended September 30,
	Amount	Amount	Percentage Change	Amount	Amount	Percentage Change
	2011	2010	2011 vs. 2010	2011	2010	2011 vs. 2010
Interest income	$10,943	$12,305	(11.1)%	$33,861	$38,895	(12.9)%
Interest expense	2,763	4,386	(37.0)%	8,483	14,311	(40.7)%

Net interest income	$8,180	$7,919	3.3%	$25,378	$24,584	3.2%

Net interest margin	3.37%	2.78%		3.49%	2.87%

Our net interest income increased by $261,000, or 3.3%, and by $794,000, or 3.2%, respectively, in the three and nine months ended September 30, 2011, as compared to the same respective periods of 2010, due primarily to decreases in interest expense of $1.6 million, or 37.0%, in the three months, and $5.8 million, or 40.7% in the nine months ended September 30, 2011. Those decreases in interest expense more than offset decreases in interest income of $1.4 million, or 11.1%, and $5.0 million, or 12.9% in the three and nine months ended September 30, 2011, respectively.

The decreases in interest expense were primarily attributable to (i) reductions in market rates of interest, which enabled us to reduce the interest we paid on time deposits and resulted in a lowering of the rates at which we pay interest on our borrowings, (ii) a change in the mix of deposits to a lower proportion of higher cost time deposits, which was primarily attributable to a decision we made not to seek the renewal of some of those deposits upon their expiration and (iii) reductions in average deposits and in our Federal Home Loan Bank borrowings of 17.0% and 16.4% for the three and nine months ended September 30, 2011, respectively, as compared to the same respective periods of 2010.

As indicated in the table above, our net interest margin increased by 59 basis points to 3.37% and 3.49%, respectively, in the three and nine months ended September 30, 2011, due primarily to the significant decreases in interest expense in those periods, during which the average interest rate that we paid on interest-bearing liabilities decreased to 1.43% and 1.45%, respectively, from 1.89% and 2.05%, in the same respective periods of 2010.

Average Balances

Information Regarding Average Assets and Average Liabilities

The following table sets forth information regarding our average balance sheet, yields on interest earning assets, interest expense on interest-bearing liabilities, the interest rate spread and the interest rate margin for the three months ended September 30, 2011 and 2010.

	Three Months Ended September 30,
	2011			2010
	Average Balance	Interest Earned/ Paid	Average Yield/Rate	Average Balance	Interest Earned/Paid	Average Yield/Rate
	(Dollars in thousands)
Interest earning assets:
Short-term investments(1)	$92,511	$59	0.25%	$228,795	$147	0.25%
Securities available for sale and stock(2)	142,253	879	2.45%	118,272	790	2.65%
Loans (3)	727,355	10,005	5.46%	784,149	11,368	5.75%

Total earning assets	962,119	10,943	4.51%	1,131,216	12,305	4.32%
Noninterest earning assets	94,194			34,616

Total Assets	$1,056,313			$1,165,832

Interest-bearing liabilities:
Interest-bearing checking accounts	$25,755	22	0.34%	$34,556	47	0.54%
Money market and savings accounts	147,334	361	0.97%	139,675	351	1.00%
Certificates of deposit	520,749	2,082	1.59%	623,525	3,420	2.18%
Other borrowings	54,304	168	1.23%	106,799	428	1.59%
Junior subordinated debentures	17,682	130	2.92%	17,682	140	3.14%

Total interest-bearing liabilities	765,824	2,763	1.43%	922,237	4,386	1.89%

Noninterest-bearing liabilities	217,237			175,232

Total Liabilities	983,061			1,097,469
Shareholders’ equity	73.252			68,363

Total Liabilities and Shareholders’ Equity	$1,056,313			$1,165,832

Net interest income		$8,180			$7,919

Interest rate spread			3.08%			2.43%

Net interest margin			3.37%			2.78%

(1)	Short-term investments consist of federal funds sold and interest bearing deposits with financial institutions that we maintain at other financial institutions.
(2)	Stock consists of Federal Home Loan Bank Stock and Federal Reserve Bank Stock.
(3)	Loans include the average balance of nonaccrual loans.

The following table sets forth information regarding our average balance sheet, yields on interest earning assets, interest expense on interest-bearing liabilities, the interest rate spread and the interest rate margin for the nine months ended September 30, 2011 and 2010.

	Nine Months Ended September 30,
	2011			2010
	Average Balance	Interest Earned/Paid	Average Yield/Rate	Average Balance	Interest Earned/Paid	Average Yield/Rate
	(Dollars in thousands)
Interest earning assets:
Short-term investments(1)	$67,080	$126	0.25%	$184,310	$389	0.28%
Securities available for sale and stock(2)	166,817	3,277	2.63%	150,896	3,448	3.06%
Loans (3)	736,975	30,458	5.53%	810,136	35,058	5.79%

Total earning assets	970,872	33,861	4.66%	1,145,342	38,895	4.54%
Noninterest earning assets	58,897			37,501

Total Assets	$1,029,769			$1,182,843

Interest-bearing liabilities:
Interest-bearing checking accounts	$26,133	67	0.34%	$40,770	210	0.69%
Money market and savings accounts	142,983	1,010	0.94%	132,150	1,159	1.17%
Certificates of deposit	512,868	6,392	1.67%	634,733	10,860	2.29%
Other borrowings	82,440	618	1.00%	110,273	1,695	2.06%
Junior subordinated debentures	17,682	396	2.99%	17,682	387	2.93%

Total interest-bearing liabilities	782,106	8,483	1.45%	935,608	14,311	2.05%

Noninterest-bearing liabilities	180,077			173,390

Total Liabilities	962,183			1,108,998
Shareholders’ equity	67,586			73,845

Total Liabilities and Shareholders’ Equity	$1,029,769			$1,182,843

Net interest income		$25,378			$24,584

Interest rate spread			3.21%			2.49%

Net interest margin			3.49%			2.87%

(1)	Short-term investments consist of federal funds sold and interest bearing deposits with financial institutions that we maintain at other financial institutions.
(2)	Stock consists of Federal Home Loan Bank Stock and Federal Reserve Bank Stock.
(3)	Loans include the average balance of nonaccrual loans.

The following table sets forth, in thousands of dollars, the changes in our interest income, including loan fees, and interest expense in the three and nine months ended September 30, 2011, as compared to the same respective periods of 2010, and the extent to which those changes were attributable to changes in (i) the volumes of or in the rates of interest earned on interest-earning assets and (ii) the volumes of or the rates of interest paid on our interest-bearing liabilities.

	Three Months Ended September 30, 2011 vs. 2010			Nine Months Ended September 30, 2011 vs. 2010
	Increase (Decrease) due to:			Increase (Decrease) due to:
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Short term investments(1)	$(87)	$(1)	$(88)	$(224)	$(39)	$(263)
Securities available for sale and stock(2)	151	(62)	89	342	(513)	(171)
Loans	(799)	(564)	(1,363)	(3,071)	(1,529)	(4,600)

Total earning assets	(735)	(627)	(1,362)	(2,953)	(2,081)	(5,034)
Interest expense
Interest bearing checking accounts	(10)	(15)	(25)	(60)	(83)	(143)
Money market and savings accounts	19	(9)	10	90	(239)	(149)
Certificates of deposit	(507)	(835)	(1,342)	(1,851)	(2,617)	(4,468)
Borrowings	(175)	(81)	(256)	(355)	(722)	(1,077)
Junior subordinated debentures	—	(10)	(10)	—	9	9

Total interest bearing liabilities	(673)	(950)	(1,623)	(2,176)	(3,652)	(5,828)

Net interest income	$(62)	$323	$261	$(777)	$1,571	$794

(1)	Short-term investments consist of federal funds sold and interest bearing deposits with financial institutions.
(2)	Stock consists of Federal Home Loan Bank Stock and Federal Reserve Bank Stock.

Provision for Loan Losses

Like virtually all banks and other financial institutions, we follow the practice of maintaining reserves to provide for possible loan losses that occur from time to time as an incidental part of the banking business. When it is determined that the payment in full of a loan has become unlikely, the carrying value of the loan is reduced (“written down”) to what management believes is its realizable value or, if it is determined that a loan no longer has any realizable value, the carrying value of the loan is written off in its entirety (a loan “charge-off”). Loan charge-offs and write-downs are charged against the ALL. The amount of the ALL is increased periodically (i) to replenish the ALL after it has been reduced due to loan write-downs and charge-offs, (ii) to reflect increases in the volume of outstanding loans, and (iii) to take account of changes in the risk of potential loan losses due to a deterioration in the condition of borrowers or in the value of property securing non–performing loans or adverse changes in economic conditions. See “—Financial Condition—Nonperforming Loans and the Allowance for Loan Losses” below in this Item 2. Increases in the ALL are made through a charge, recorded as an expense in the statement of operations, referred to as the “provision for loan losses.” Recoveries of loans previously charged-off are added back to and, therefore, to that extent increase the ALL and reduce the amount of the provision for loan losses that might otherwise have had to be made to replenish or increase the ALL.

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

Due primarily to a reduction in outstanding loans at September 30, 2011 as compared to September 30, 2010, and reductions in loan charge-offs during the three and nine months ended September 30, 2011 when compared to prior periods, we made a determination that the allowance for loan losses was adequate and, as a result, it was not necessary to make any provisions for loan losses in the three and nine months ended September 30, 2011.

By comparison, we recorded net loan charge-offs of $2.5 million and $6.6 million, respectively, and made provisions for loan losses totaling $1.7 million and $7.5 million, respectively, in the three and nine months ended September 30, 2010. Even though we did not make any provisions for loan losses during the three and nine months ended September 30, 2011, the allowance for loan losses at September 30, 2011 totaled nearly $16.7 million, or 2.43% of the loans then outstanding, as compared to $18.1 million, or 2.44% of the loans outstanding at December 31, 2010. At September 30, 2010 the allowance for loan losses totaled $23.3 million, or 3.06% of the loans then outstanding.

Noninterest Income

The following table identifies the components of and the percentage changes in noninterest income in the three and nine months ended September 30, 2011, as compared to the same period of 2010:

	Three Months Ended September 30,			Nine Months Ended September 30,
	Amounts		Percent Change	Amounts		Percent Change
	2011	2010	2011 vs. 2010	2011	2010	2011 vs. 2010
	(Dollars in thousands)
Total other-than-temporary impairment of securities	$(131)	$(139)	(5.8)%	$(36)	$(2,051)	(98.2)%
Less: Portion of other-than-temporary impairment losses recognized in other comprehensive loss	(77)	(87)	(11.5)%	133	(1,765)	(107.5)%

Net impairment loss recognized in earnings	(54)	(52)	3.8%	(169)	(286)	(40.9)%
Service fees on deposits and other banking services	239	278	(14.0)%	763	930	(18.0)%
Mortgage banking (including net gains on sales of loans held for sale)	1,425	1,113	28.0%	3,592	2,743	31.0%
Net gains on sale of securities available for sale	365	780	(53.2)%	405	1,417	(71.4)%
Net gain (loss) on sale of other real estate owned	—	(5)	N/M	206	(64)	N/M
Other	248	178	39.3%	642	602	6.6%

Total noninterest income	$2,223	$2,292	(3.0)%	$5,439	$5,342	1.8%

As the table above indicates, the decrease in noninterest income in the three months ended September 30, 2011, as compared to the same period in 2010, was primarily attributable to a $415,000, or 53.2%, reduction in net gains on sale of securities available for sale which was substantially, but not fully, offset by a $321,000, or 28%, increase in income generated by our mortgage banking division.

The increase in noninterest income in the nine months ended September 30, 2011, as compared to the same period in 2010, was primarily the result of (i) an $849,000, or 31%, increase in income generated by our mortgage banking division, and (ii) a $270,000 increase in net gains on sale of other real estate owned, which were substantially, but not fully, offset by a $1.0 million, or 71.4%, reduction in net gains on sale of securities available for sale.

Noninterest Expense

The following table compares the amounts of the principal components of noninterest expense in the three and nine months ended September 30, 2011 and 2010.

	Three Months Ended September 30,			Nine Months Ended September 30,
	Amounts		Percent Change	Amounts		Percent Change
	2011	2010	2011 vs. 2010	2011	2010	2011 vs. 2010
	(Dollars in thousands)
Salaries and employee benefits	$4,273	$3,703	15.4%	$12,258	$11,747	4.4%
Occupancy	594	673	(11.7)%	1,861	2,020	(7.9)%
Equipment and depreciation	378	295	28.1%	1,093	952	14.8%
Data processing	154	156	(1.3)%	485	514	(5.6)%
Provision for contingencies	900	—	N/M	900	—	N/M
FDIC expense	539	1,256	(57.1)%	1,721	2,522	(31.8)%
Other real estate owned expense	716	439	63.1%	1,912	1,330	43.8%
Professional fees	1,156	1,227	(5.8)%	3,198	3,207	(0.3)%
Other operating expense(1)	1,066	899	18.6%	3,212	3,069	4.7%

Total Noninterest Expense	$9,776	$8,648	13.0%	$26,640	$25,361	5.0%

(1)	Other operating expenses primarily consist of telephone, advertising, and investor relations, charges for promotional, business development, and regulatory expenses, insurance premiums and correspondent bank fees.

In the three months ended September 30, 2011, noninterest expense increased by $1.1 million, or 13%, as compared to the same three months of 2010. That increase was primarily attributable to (i) a $570,000, or 15.4%, increase in salaries and employee benefits, (ii) a $277,000, or 63.1% increase in the carrying costs of other real estate owned, and (iii) a $900,000 increase in expense charged to contingencies, partially offset by a $717,000, or 57.1%, decrease in FDIC insurance premiums.

In the nine months ended September 30, 2011, noninterest expense increased by $1.3 million, or 5%, as compared to the same nine months of 2010, primarily as a result of (i) a $511,000, or 4.4%, increase in salaries and employee benefits, and (ii) a $582,000, or 43.8%, increase in the carrying costs of other real estate owned, and (iii) the $900,000 increase in expense charged to contingencies, partially offset by a $801,000, or 31.8%, decrease in FDIC insurance premiums.

The increases in the carrying costs of other real estate owned in the three and nine months ended September 30, 2011 were primarily attributable to a $2.3 million, or 10.7%, increase in other real estate owned, from $21.5 million at September 30, 2010 to $23.8 million at September 30, 2011, and the increases, during those same respective periods, in compensation expense were primarily due to an increase in Bank personnel to 311 at September 30, 2011 from 192 at September 30, 2010, primarily within our mortgage division. The decreases in FDIC insurance premiums were attributable to new FDIC regulations, which became effective on April 1, 2011, implementing changes to the FDIC insurance assessment system mandated by the Dodd-Frank Financial Reform and Consumer Protection Act.

The declines in FDIC insurance premiums were attributable to new regulations issued by the FDIC, implementing revisions to the assessment system mandated by the Financial Reform Act, which became effective on April 1, 2011. The final rule changed the assessment base for insured depository institutions and effectively reduced our FDIC insurance premiums.

A measure of our ability to control noninterest expense is our efficiency ratio, which is the ratio of noninterest expense to net revenue (net interest income plus noninterest income). As a general rule, a lower efficiency ratio indicates an ability to generate increased revenue without a commensurate increase in the staffing and equipment and third party services and, therefore, would be indicative of greater operational efficiencies. Due to the increases in noninterest expense, our efficiency ratios increased to 94% and 86.4% in the three and nine months ended September 30, 2011 from 84.7% and 84.7%, respectively, in the corresponding three and nine month periods of 2010.

Income Tax Provision (Benefit)

In the three months ended September 30, 2011, we recorded an income tax benefit of approximately $225,000 made possible by the availability of certain income tax benefits that are included in our deferred tax asset. In the nine months ended September 30, 2011 we made a provision for income taxes of approximately $405,000. As of September 30, 2011, our deferred tax asset included approximately $1.8 million of federal income tax benefits and $2.3 million of California state income tax benefits. We have been able to use the federal tax benefits to reduce our effective combined federal and state income tax rate, for the nine months ended September 30, 2011, to approximately 10% from the combined federal and state statutory income tax rate of 41%. On the other hand, we have not been able to use our California state tax benefits to reduce the provision we must make for California income taxes because, as a result of its budgetary problems, California has suspended the use of net operating loss carryforwards, which comprise our state income tax benefits, for this purpose.

Although we incurred a pre-tax loss of approximately $3.0 million in the nine months ended September 30, 2010, we recorded a non-cash charge of $9.0 million to income tax expense in that period in order to increase the valuation allowance against our net deferred tax asset to $10.7 million, based on an assessment, made during the second quarter of 2010, that it had become more likely, than not, that we would be unable to utilize our remaining tax benefits comprising our deferred tax asset prior to their expiration.

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

The table below sets forth information concerning our rate sensitive assets and liabilities at September 30, 2011. The assets and liabilities are classified by the earlier of maturity or repricing dates in accordance with their contractual terms. As described above, certain shortcomings are inherent in the method of analysis presented in this table.

	Three Months or Less	Over Three Through Twelve Months	Over One Year Through Five Years	Over Five Years	Non- Interest- Bearing	Total
	(Dollars in thousands)
Assets
Interest-bearing time deposits in other financial institutions	$1,219	$249	$—	$—	$—	$1,468
Investment in unconsolidated trust subsidiaries	—	—	—	682	—	682
Securities available for sale	10,205	9,446	31,806	24,291	—	75,748
Federal Reserve Bank and Federal Home Loan Bank stock	11,575	—	—	—	—	11,575
Interest bearing deposits with financial institutions	157,524	—	—	—	—	157,524
Loans held for sale, at fair value	38,248	—	—	—	—	38,248
Loans, gross	271,999	81,995	266,299	68,052	—	688,345
Noninterest earning assets, net	—	—	—	—	33,845	33,845

Total assets	$490,770	$91,690	$298,105	$93,025	$33,845	$1,007,435

Liabilities and Shareholders’ Equity
Noninterest-bearing deposits	$—	$—	$—	$—	$152,376	$152,376
Interest-bearing deposits(1)(2)	242,565	364,281	86,356	—	—	693,202
Borrowings	9,000	29,000	20,000	—	—	58,000
Junior subordinated debentures	17,527	—	—	—	—	17,527
Other liabilities	—	—	—	—	8,111	8,111
Shareholders’ equity	—	—	—	—	78,219	78,219

Total liabilities and shareholders’ equity	$269,092	$393,281	$106,356	$—	$238,706	$1,007,435

Interest rate sensitivity gap	$221,678	$(301,591)	$191,749	$93,025	$(204,861)

Cumulative interest rate sensitivity gap	$221,678	$(79,913)	$111,836	$204,861	$—

Cumulative % of rate sensitive assets in maturity period	49%	58%	87%	97%	100%

Rate sensitive assets to rate sensitive liabilities and shareholders’ equity	182%	23%	280%	N/A	14%

Cumulative ratio	182%	88%	115%	127%	100%

(1)	Excludes savings accounts that we maintain at the Bank totaling $3.7 million.
(2)	Excludes a $250,000 certificate of deposit issued to us by the Bank, which matures January 2012.

At September 30, 2011, our rate sensitive balance sheet was shown to be in a negative twelve-month gap position. This would imply that our net interest margin would decrease in the short-term if interest rates were to rise and would increase in the short-term if interest rates were to fall. However, as noted above, the extent to which our net interest margin will be impacted by changes in prevailing interests rates will depend on a number of factors, including how quickly rate sensitive assets and liabilities react to interest rate changes, the mix of our interest earning assets (loans versus other lower yielding interest earning assets, such as securities or federal funds sold) and the mix of our interest bearing deposits (between, for example, lower interest core deposits and higher cost time certificates of deposit) and our other interest-bearing liabilities.

Financial Condition

Assets

Our consolidated assets totaled $1.007 billion at September 30, 2011, which represents a $9 million decrease from our total consolidated assets of $1.016 billion at December 31, 2010.

The following table sets forth the composition of our interest-earning assets (in thousands of dollars) at:

	September 30, 2011	December 31, 2010
Interest-bearing deposits with financial institutions(1)	$157,524	$32,678
Interest-bearing time deposits with financial institutions	1,468	2,078
Federal Reserve Bank and Federal Home Loan Bank Stock, at cost	11,575	12,820
Securities available for sale, at fair value	75,748	178,301
Loans held for sale, at lower of cost or market	38,248	12,469
Loans (net of allowances of $16,726 and $18,101, respectively)	671,619	722,210

(1)	Includes interest-earning balances maintained at the Federal Reserve Bank of San Francisco.

Loans Held for Sale

We commenced a new mortgage banking business during the second quarter of 2009 to originate, primarily in Southern California, residential real estate mortgage loans that qualify for resale into the secondary mortgage markets. Our mortgage originations have been primarily for the financing of purchases of residential property and, to a lesser extent, refinancing of existing residential mortgage loans. In addition to conventional mortgage loans, we offer loan programs for low to moderate income families that qualify for mortgage assistance, such as the FHLB’s Wish Program, Homepath-financing on FNMA repossessed homes, and Southern California Home Financing Authority and various mortgage assistance programs in counties and cities within our branch network. As a general rule, most of the residential mortgage loans that we originate are sold in the secondary mortgage market within a period of 10 to 21 days following their origination. The following table reflects the quarterly activity, in thousands of dollars, of our mortgage loan operations.

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Single family mortgage loans funded	$88,705	$58,443	$227,250	$154,183
Single family mortgage loan sales	71,145	60,863	192,906	142,192
Loans held for sale, at lower of cost or market	38,248	19,151	38,248	19,151

Loans held for sale are carried at the lower of cost or estimated fair value in the aggregate. Net unrealized losses on loans held for sale, if any, would be recognized through a valuation allowance established by a charge to income. As of September 30, 2011, loans held for sale included $19.7 million of loans with interest rate lock commitments providing a hedge to interest rates and $18.1 million of loans with expired rate locks. The rate locks are subject to term periods and generally, expired rate locks are renewed with an investor for an incremental charge.

Loans

The following table sets forth the composition, by loan category, of our loan portfolio at September 30, 2011 and December 31, 2010, respectively:

	September 30, 2011		December 31, 2010
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial loans	$181,494	26.3%	$218,690	29.5%
Commercial real estate loans – owner occupied	177,148	25.7%	178,085	24.0%
Commercial real estate loans – all other	135,110	19.6%	136,505	18.4%
Residential mortgage loans – multi-family	72,696	10.6%	84,553	11.4%
Residential mortgage loans – single-family	69,994	10.2%	72,442	9.8%
Construction loans	2,047	0.3%	3,048	0.5%
Land development loans	26,282	3.8%	29,667	4.0%
Consumer loans	24,258	3.5%	18,017	2.4%

Gross loans	689,029	100.0%	741,007	100.0%

Deferred fee (income) costs, net	(684)		(696)
Allowance for loan losses	(16,726)		(18,101)

Loans, net	$671,619		$722,210

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

The following table sets forth the maturity distribution of our loan portfolio (excluding consumer and residential mortgage loans) at September 30, 2011:

	September 30, 2011
	One Year or Less	Over One Year through Five Years	Over Five Years	Total
	(Dollars in thousands)
Real estate and construction loans(1)
Floating rate	$58,902	$92,080	$1,312	$152,294
Fixed rate	43,917	76,606	67,770	188,293
Commercial loans
Floating rate	18,373	1,079	—	19,452
Fixed rate	98,912	43,718	19,412	162,042

Total	$220,104	$213,483	$88,494	$522,081

(1)	Does not include mortgage loans on single and multi-family residences and consumer loans, which totaled $142.7 million and $24.3 million, respectively, at September 30, 2011.

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

The following table sets forth information regarding our nonperforming assets, as well as restructured loans, at September 30, 2011 and December 31, 2010:

	At September 30, 2011	At December 31, 2010
	(Dollars in thousands)
Nonaccrual loans:
Commercial loans	$1,392	$1,800
Commercial real estate	22,756	16,105
Residential real estate	1,191	1,832
Construction and land development	2,601	2,185
Consumer loans	—	129

Total nonaccrual loans	$27,940	$22,051

Loans past due 90 days and still accruing:
Commercial loans	$711	$250

Total loans past due 90 days and still accruing	$711	$250

Other real estate owned (OREO):
Commercial loans	$3,739	$3,989
Commercial real estate	6,091	4,900
Residential real estate	171	7,093
Construction and land development	13,760	17,188

Total other real estate owned	$23,761	$33,170

Other nonperforming assets:
Asset backed security	380	372

Total other nonperforming assets	$380	$372

Total nonperforming assets	$52,792	$55,843

Restructured loans:
Accruing loans	$—	$1,187
Nonaccruing loans (included in nonaccrual loans above)	9,605	15,308

Total restructured loans	$9,605	$16,495

As the table above indicates, non-performing loans increased $5.9 million, or 26.7%, primarily as a result of a $7.4 million loan becoming more than 90-days past due during the second quarter of 2011. However, that increase was more than offset by a $9.4 million, or 28.3%, decrease in other real estate owned as a result of our disposal of OREO properties acquired by or in lieu of foreclosure, on which we recognized gains of $248,000 and $642,000, respectively, in the three and nine months ended September 30, 2011. As a result our nonperforming assets decreased by $3.1 million, or 5.5%, to $52.7 million at September 30, 2011, from $55.8 million at December 31, 2010.

We have allocated specific reserves within the allowance for loan losses to provide for losses we may incur on the loans that were classified as nonaccrual loans, and we have established specific reserves on the real properties classified as OREO.

Information Regarding Impaired Loans. At September 30, 2011 and December 31, 2010, loans deemed impaired totaled $31.6 million and $31.5 million, respectively. We had an average investment in impaired loans for the nine months ended September 30, 2011 of $30.5 million as compared to an investment in impaired loans of $44.3 million for the year ended December 31, 2010. The interest that would have been earned during the three and nine months ended September 30, 2011 had the nonaccruing impaired loans remained current in accordance with their original terms was $424,000 and $1.2 million, respectively.

The following table sets forth the amount of impaired loans for which there is a related allowance for loan losses determined in accordance with ASC 310-10 and the amount of that allowance and the amount of impaired loans for which there is no allowance for loan losses, at September 30, 2011 and December 31, 2010:

	September 30, 2011			December 31, 2010
Impaired Loans	Loans	Reserves for Loan Losses	% of Reserves to Loans	Loans	Reserves for Loan Losses	% of Reserves to Loans
	(Dollars in thousands)
Impaired loans with reserves	$9,491	$2,687	28.3%	$25,598	$3,424	13.4%
Impaired loans without reserves	22,150	—	—	5,853	—	—

Total impaired loans	$31,641	$3,028	9.6%	$31,451	$3,424	10.9%

Allowance for Loan Losses. The ALL was $16.7 million, and 2.43% of loans outstanding, at September 30, 2011, as compared to $18.1 million, and 2.44% of loans outstanding, at December 31, 2010.

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

The following table compares the total amount of loans outstanding, and the allowance for loan losses, by loan category, in each case, in thousands of dollars, and certain related ratios, as of September 30, 2011 and December 31, 2010.

			Increase (Decrease)
	September 30, 2011	December 31, 2010	December 31, 2010 to September 30, 2011
Commercial loans	$181,494	$218,690	$(37,196)
Loans impaired (1)	2,717	2,036	681
Loans 90 days past due	977	1,784	(807)
Loans 30 days past due	2,750	1,406	1,344
Allowance for loan losses
General component	$8,743	$9,876	$(1,133)
Specific component(1)	1,313	141	1,172

Total allowance	$10,056	$10,017	$39
Ratio of allowance to loan category	5.54%	4.58%	0.96%
Real estate loans:	$384,954	$399,143	$(14,189)
Loans impaired(1)	24,777	24,021	756
Loans 90 days past due	18,470	1,111	17,359
Loans 30 days past due	3,455	10,197	(6,742)
Allowance for loan losses
General component	$3,881	$3,196	$685
Specific component(1)	1,236	3,155	(1,919)

Total allowance	$5,117	$6,351	$(1,234)
Ratio of allowance to loan category	1.33%	1.59%	(0.26)%
Construction loans and land development	$28,329	$32,715	$(4,386)
Loans impaired(1)	3,036	2,624	412
Loans 90 days past due	3,036	2,185	851
Loans 30 days past due	—	—	—
Allowance for loan losses
General component	$554	$830	$(276)
Specific component(1)	138	—	138

Total allowance	$692	$830	$(138)
Ratio of allowance to loan category	2.44%	2.54%	(0.10)%
Consumer loans and family mortgages	$94,252	$90,459	$3,793
Loans impaired(1)	1,112	2,473	(1,361)
Loans 90 days past due	1,112	765	347
Loans 30 days past due	347	432	(85)
Allowance for loan losses
General component	$861	$775	$86
Specific component(1)	—	128	(128)

Total allowance	$861	$903	$(42)
Ratio of allowance to loan category	0.91%	1.00%	(0.09)%
Total loans outstanding	$689,029	$741,007	$(51,978)
Loans impaired(1)	31,641	31,154	487
Loans 90 days past due	23,595	5,845	17,750
Loans 30 days past due	6,552	12,035	(5,483)
Allowance for loan losses
General component	$14,039	$14,677	$(638)
Specific component(1)	2,687	3,424	(737)

Total allowance	$16,726	$18,101	$(1,375)
Ratio of allowance to total loans outstanding	2.43%	2.44%	(0.01)%

(1)	Amounts in impaired loans and in specific components include nonperforming delinquent loans.

We classify our loan portfolios using internal credit quality ratings. The following table provides a summary of loans by portfolio type and the Company’s internal credit quality ratings as of September 30, 2011 and December 31, 2010.

	September 30, 2011	December 31, 2010	Increase (Decrease)
	(Dollars in thousands)
Pass:
Commercial loans	$158,867	$187,054	$(28,187)
Commercial real estate loans – owner occupied	150,682	162,330	(11,648)
Commercial real estate loans – all other	110,541	112,093	(1,552)
Residential mortgage loans – multi family	66,098	81,482	(15,384)
Residential mortgage loans – single family	68,403	70,171	(1,768)
Construction loans	—	863	(863)
Land development loans	10,388	24,028	(13,640)
Consumer loans	24,258	17,847	6,411

Total pass loans	$589,237	$655,868	$(66,631)

Special Mention:
Commercial loans	$1,814	$9,748	$(7,934)
Commercial real estate loans – owner occupied	10,132	456	9,676
Commercial real estate loans – all other	2,562	—	2,562
Residential mortgage loans – multi family	6,598	1,974	4,624
Residential mortgage loans – single family	—	—	—
Construction loans	—	—	—
Land development loans	8,347	5,639	2,708
Consumer loans	—	41	(41)

Total special mention loans	$29,453	$17,858	$11,595

Substandard:
Commercial loans	$20,730	$21,887	$(1,157)
Commercial real estate loans – owner occupied	16,334	15,299	1,035
Commercial real estate loans – all other	22,007	24,412	(2,405)
Residential mortgage loans – multi family	—	1,097	(1,097)
Residential mortgage loans – single family	1,591	2,271	(680)
Construction loans	2,047	2,185	(138)
Land development loans	7,547	—	7,547
Consumer loans	—	—	—

Total substandard loans	$70,256	$67,151	$3,105

Doubtful:
Commercial loans	$83	$1	$82
Commercial real estate loans – owner occupied	—	—	—
Commercial real estate loans – all other	—	—	—
Residential mortgage loans – multi family	—	—	—
Residential mortgage loans – single family	—	—	—
Construction loans	—	—	—
Land development loans	—	—	—
Consumer loans	—	129	(129)

Total doubtful loans	$83	$130	$(47)

Total Outstanding Loans, gross:	$689,029	$741,007	$(51,978)

As the above table indicates, the Company’s total loans approximated $689 million at September 30, 2011, down from $741 million at December 31, 2010. The disaggregation of the portfolio by risk rating in the table above reflects the following changes between December 31, 2010 and September 30, 2011:

•

Loans rated “pass” totaled $589 million at September 30, 2011, down from $656 million at December 31, 2010, due primarily to the decline in total loans outstanding and the net transfer of approximately $14.7 million in loans to the “special mention” category net of $7.5 million of loans to “substandard” category. That net transfer of loans to “special mention” and “substandard” was primarily attributable to emerging weaknesses that we identified in the financial condition or cash flows of the borrowers or in identified secondary sources of repayment.

•

The “special mention” category was approximately $11.6 million higher at September 30, 2011 than at December 30, 2010, due primarily to the above-described net transfers of loans from “pass” to “special mention” during the nine months ended September 30, 2011, comprised principally of (i) two commercial loans, in an aggregate amount of $9.7 million, which are secured by owner occupied real estate and (ii) a $2.6 million loan secured by other types of commercial real estate.

•

Loans classified “substandard” increased $3.1 million during the nine months ended September 30, 2011, primarily due to $7.5 million of net transfers from the “pass” category, offset by (i) a $1.3 million in loan note sold, (ii) a $1.4 million in charge off loans and (iii) the foreclosure of the real property collateralizing a $1.1 million commercial real estate loan which, as a result, was reclassified as OREO.

•	Loans classified as “doubtful” totaled approximately $100,000 at both September 30, 2011 and December 31, 2010.

The Company uses a rolling eight quarter loss migration analysis in order to determine loss factors to apply to each of its loan categories. In the fourth quarter of 2008, the Company incurred charge-offs of approximately $9.2 million. The fourth quarter of 2008 was the second highest quarter of charge-offs with the highest being the fourth quarter of 2009. In determining the loss factors for the quarter ended September 30, 2011, the fourth quarter 2008 charge-offs are no longer considered in the calculation resulting in slight decreases to the commercial real estate loss factor used. Despite the reduction in the loss factors in the quantitative component of our September 30, 2011 allowance for loan loss analysis, we have determined that this reasonably reflects the current economic conditions and the risks inherent in our loan portfolio at September 30, 2011. The qualitative factors utilized in determining the reserves, as discussed above under “Allowance for Loan Losses” in this section, did increase in the allocation to the consumer and mortgage portfolio as a result of continued economic weakness in this sector. This resulted in an overall increase in qualitative reserves by approximately $122,000.

The table below sets forth loan delinquencies, by quarter, from September 30, 2011 to September 30, 2010.

	2011			2010
	At September 30	At June 30	At March 31	At December 31	At September 30
Loans Delinquent:
90 days or more:
Commercial loans	$977	$1,328	$5,851	$1,784	$7,861
Commercial real estate	18,470	19,748	—	1,111	1,123
Residential mortgages	1,112	1,314	—	636	7,660
Construction and land development loans	3,036	2,739	2,185	2,185	9,398
Consumer loans	—	—	129	129	—

	23,595	25,129	8,165	5,845	26,042

30-89 days:
Commercial loans	2,750	—	2,079	1,406	1,296
Commercial real estate	3,455	—	20,045	10,197	4,648
Residential mortgages	347	347	1,030	432	144
Construction and land development loans	—	435	554	—	—
Consumer loans	—	—	—	—	142

	6,552	782	23,708	12,035	6,230

Total Past Due (1) :	$30,147	$25,911	$31,873	$17,880	$32,272

(1)	Past due balances include nonaccrual loans.

As the above table indicates, total past due loans increased by $12.2 million, to $30.1 million as of September 30, 2011, from $17.9 million as of December 31, 2010. In addition, loans 90 days or more delinquent increased $17.8 million to $23.6 million from December 31, 2010, primarily due to two loans totaling $16.9 million at September 30, 2011 which were deemed impaired in prior quarters with portions either charged-off or specifically reserved for, with the remaining balance being fully collateralized by real property mortgages. The loans 90 days or more dropped $1.5 million from prior quarter, primarily due to partial chargeoffs of approximately $753,000 and a reduction of three fewer totaling $879,000 in this delinquency category.

Loans 30 to 89 days delinquent increased by $5.8 million at September 30, 2011 from $782,000 at June 30, 2011, primarily due to two loan relationships totaling $5.6 million which were current in the prior quarter. The loans 30 to 89 days delinquent decreased $5.5 million at September 30, 2011 compared to December 31, 2010, primarily due to three loans totaling $10.7 million at June 30, 2011 moving to 90 days past due, offset by two delinquent loan relationships totaling $5.6 million added in third quarter.

During the quarter ended September 30, 2011, we recovered approximately $159,000 of previously charged off loans, which was offset by loan charge offs during the quarter of approximately $816,000. This resulted in a net decrease to the allowance for loan losses of approximately $657,000 for the three months ended September 30, 2011. Net charge-offs for the nine months ended totaled $1.4 million as a result of the decline in dollar amount of outstanding loans and the factors discussed in the paragraphs above, as a percentage of gross loans the allowance decreased from 2.44% at December 31, 2010 to 2.43% at September 30, 2011.

Set forth below is a summary of the transactions in the allowance for loan losses in the three and nine months ended September 30, 2011 and the year ended December 31, 2010:

	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011	Year Ended December 31, 2010
	(Dollars in thousands)
Balance, beginning of period	$17,383	$18,101	$20,345
Charged off loans	(816)	(2,405)	(13,565)
Recoveries on loans previously charged off	159	1,030	3,033
Provision for loan losses	—	—	8,288

Balance, end of period	$16,726	$16,726	$18,101

Deposits

Average Balances of and Average Interest Rates Paid on Deposits

Set forth below are the average amounts (in thousands of dollars) of, and the average rates paid on, deposits in the nine months ended September 30, 2011:

	Nine Months Ended September 30, 2011
	Average Balance	Average Rate
Noninterest-bearing demand deposits	$152,821	—
Interest-bearing checking accounts	26,133	0.34%
Money market and savings deposits	142,983	0.94%
Time deposits	512,868	1.67%

Average total deposits	$834,805	1.20%

Deposit Totals. Deposits totaled $846 million at September 30, 2011 as compared to $816 million at December 31, 2010 and $955 million at September 30, 2010. The following table compares the mix of our deposits, as between lower cost core deposits and higher cost time deposits, at September 30, 2011, December 31, 2010 and September 30, 2010, respectively:

	At September 30, 2011		At December 31, 2010		At September 30, 2010
	Amounts	Percent of Total Deposits	Amounts	Percent of Total Deposits	Amounts	Percent of Total Deposits
	(Dollars in thousands)
Core deposits
Noninterest bearing demand deposits	$152,376	18.0%	$144,079	17.7%	$186,550	19.5%
Savings and other interest-bearing transaction deposits	173,774	20.6%	163,948	20.0%	168,189	17.6%
Time deposits	519,428	61.4%	508,199	62.3%	599,919	62.9%

Total deposits	$845,578	100.0%	$816,226	100.0%	$954,658	100.0%

As indicated in the above table, savings and other interest-bearing deposits increased to 20.6% of total deposits at September 30, 2011, from 17.6% of total deposits at September 30, 2010; while time deposits, which bear higher rates of interest than our core deposits, decreased to 61.4% of total deposits at September 30, 2011 from 62.9% of total deposits at September 30, 2010. That change in the mix of deposits contributed to the decline in interest expense and, therefore, in the improvement in our net interest income and net interest margin in this year’s second quarter, as compared to the same period of 2010. See “—Results of Operations—Net Interest Income” above in this Section of this Report.

Set forth below, in thousands of dollars, is a maturity schedule of domestic time certificates of deposit outstanding at September 30, 2011:

	At September 30, 2011
	Certificates of Deposit under $100,000	Certificates of Deposit of $100,000 or More
Maturities
Three months or less	$17,294	$104,359
Over three and through twelve months	64,767	262,571
Over twelve months	12,118	58,318

Total certificates of deposit	$94,179	$425,248

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

Our liquid assets, which included cash and due from banks, federal funds sold, interest earning deposits with financial institutions and unpledged securities available for sale (excluding Federal Reserve Bank and Federal Home Loan Bank stock) totaled $217 million, which represented 22% of total assets, at September 30, 2011.

Cash Flow Used in Operating Activities. In the nine months ended September 30, 2011, we used net cash of $12 million in operating activities, comprised primarily of $218 million in originations of mortgage loans held for sale, which more than offset $196 million of proceeds from sales of mortgages loans available for sale.

Cash Flow Provided by Investing Activities. In the nine months ended September 30, 2011, investing activities provided net cash of $164 million, comprised primarily of $96 million from sales of securities available for sale, $47 million of loan repayments, $10 million from sales of other real estate owned and nearly $10 million in proceeds from the maturities of and principal payments on securities available for sale.

Cash Flow Used in Financing Activities. In the nine months ended September 30, 2011, we used net cash of $16 million in financing activities, primarily to fund a net decrease of $54 million in borrowings, partially offset by a $29 million increase in deposits and net proceeds of approximately $9 million from the sale of the Series B Shares in the private placement completed on August 26, 2011.

Ratio of Loans to Deposits. The relationship between gross loans and total deposits can provide a useful measure of a bank’s liquidity. Since repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loan-to-deposit ratio the less liquid are our assets. On the other hand, since we realize greater yields on loans than we do on investments, a lower loan-to-deposit ratio can adversely affect interest income and earnings. As a result, our goal is to achieve a loan-to-deposit ratio that appropriately balances the requirements of liquidity and the need to generate a fair return on our assets. At September 30, 2011 and December 31, 2010, the loan-to-deposit ratios were 84% and 90%, respectively.

Off Balance Sheet Arrangements

Loan Commitments and Standby Letters of Credit. In order to meet the financing needs of our customers, in the normal course of business we make commitments to extend credit and issue standby commercial letters of credit to or for our customers. At September 30, 2011 and December 31, 2010, we were committed to fund certain loans, including letters of credit, amounting to approximately $124 million and $141 million, respectively.

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

Contractual Obligations

Borrowings. As a source of additional funds that we have used primarily to fund loans and to purchase other interest earning assets, and to provide us with a supplemental source of liquidity, we have obtained long and short term borrowings from the Federal Home Loan Bank (the “FHLB”). As of September 30, 2011, our outstanding FHLB borrowings totaled $58 million, comprised of (i) $20 million of long-term borrowings, with maturities ranging from November 2012 to August 2013, and (ii) $38 million of short-term borrowings, with maturities ranging from November 2011 to September 2012. These borrowings have a weighted-average annualized interest rate of 1.17%. By comparison, as of December 31, 2010, our outstanding FHLB borrowings totaled $112 million, comprised of (i) $44 million of long-term borrowings and (ii) $68 million of short-term borrowings which had a weighted-average annualized interest rate of 0.82%.

At September 30, 2011, U.S. agency and mortgage backed securities, U.S. Government agency securities and collateralized mortgage obligations with an aggregate fair market value of $18.3 million and $174 million of residential mortgage and other real estate secured loans were pledged to secure these Federal Home Loan Bank borrowings, repurchase agreements and local agency deposits.

The highest amount of FHLB borrowings that were outstanding at any month-end during the nine months ended September 30, 2011 was $114 million. During 2010, the highest amount of borrowings outstanding at any month-end was $132 million of FHLB borrowings and $11.8 million of overnight borrowings in the form of securities sold under repurchase agreements.

Junior Subordinated Debentures. Pursuant to rulings of the Federal Reserve Board, bank holding companies were permitted to issue long term subordinated debt instruments that, subject to certain conditions, would qualify as and, therefore, augment capital for regulatory purposes. At September 30, 2011, we had outstanding approximately $17.5 million principal amount of 30-year junior subordinated floating rate debentures (the “Debentures”); of which $16.8 million qualified as Tier 1 capital for regulatory purposes as of September 30, 2011. See discussion below under the subcaption “—Capital Resources-Regulatory Capital Requirements.”

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

Interest on the Debentures is payable quarterly. However, subject to certain conditions, we are entitled by the express terms of the Debentures to defer those interest payments for up to twenty quarters.

As previously reported, since July 2009 we have been required to obtain the prior approval of the Federal Reserve Bank of San Francisco (the “FRBSF”) to make interest payments on the Debentures. During the quarter ended June 30, 2010, we were advised by the FRBSF that it would not approve the payments of interest on the Debentures scheduled to be made on September 24 and July 19, 2010. During the nine months ended September 30, 2011, we were unable to obtain regulatory approvals to pay, and it became necessary for us to continue to defer, quarterly interest payments on the Debentures issued in 2002 and three quarterly interest payments on the Debentures that we issued in 2004. We cannot predict when the FRBSF will approve our resumption of such interest payments and until such approval can be obtained it will be necessary for us to continue deferring interest payments on the Debentures. Since we have the right, under the terms of the Debentures, to defer interest payments for up to twenty (20) quarters, the deferrals of interest payments to date have not, and any deferral of future interest payments through January, 2015, will not constitute a default under or with respect to the Debentures. However, if by that date we have not been able to obtain regulatory approval to pay all of the deferred interest payments, we would then be in default under the Debentures. Additional information regarding the restrictions on the payment by us of interest payments on the Debentures, as well as other regulatory restrictions that apply to us and the Bank under a regulatory agreement entered into with the FRBSF (the “FRB Agreement”) and the DFI Order, see “Capital Resources-Capital and Other Requirements under FRB Agreement and DFI Order” below in this section of this report and “Supervision and Regulation-Regulatory Action by the FRB and DFI” in Item 1 and “RISK FACTORS” in Item 1A of our 2010 10-K.

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

The following is a summary of the major components of securities available for sale and a comparison of the amortized cost, estimated fair values and gross unrealized gains and losses, in thousands of dollars, as of September 30, 2011 and December 31, 2010:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(Dollars in thousands)
Securities available for sale at September 30, 2011:
Mortgage-backed securities issued by US agencies	62,249	51	(379)	61,921
Municipal securities	6,389	56	(154)	6,291
Non-agency collateralized mortgage obligations	3,140	—	(383)	2,757
Asset backed securities	2,324	—	(1,944)	380
Mutual fund	4,399	—	—	4,399

Total securities available for sale	$78,501	$107	$(2,860)	$75,748

Securities available for sale at December 31, 2010:
Mortgage-backed securities issued by US agencies	$166,421	$24	$(2,009)	$164,436
Municipal securities	6,389	—	(417)	5,972
Non-agency collateralized mortgage obligations	3,500	21	(244)	3,277
Asset backed securities	2,493	—	(2,122)	371
Mutual fund	4,245	—	—	4,245

Total securities available for sale	$183,048	$45	$(4,792)	$178,301

At September 30, 2011, U.S. agencies and mortgage backed securities, U.S. Government agency securities, collateralized mortgage obligations and time deposits with an aggregate fair market value of $18.3 million were pledged to secure Federal Home Loan Bank borrowings, repurchase agreements, local agency deposits, to secure lines of credit at our correspondent banks and treasury, tax and loan accounts.

The amortized cost, at September 30, 2011, of securities available for sale are shown in the following table, by contractual maturities and historical prepayments based on the prior three months of principal payments. Expected maturities will differ from contractual maturities and historical prepayments, particularly with respect to collateralized mortgage obligations, because borrowers may react to interest rate market conditions differently than the historical prepayment rates.

	September 30, 2011 Maturing in
	One year or less		Over one year through five years		Over five years through ten years		Over ten years		Total
	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield
	(Dollars in thousands)
Securities available for sale:
Mortgage-backed securities issued by U.S. Agencies	$4,673	2.55%	$15,681	2.55%	$14,486	2 .55%	$27,409	2.55%	62,249	2.55%
Non-agency collateralized mortgage obligations	889	2.60%	1,456	—	—	—	795	3.69%	3,140	3.07%
Municipal securities	—	—	—	—	1,346	4.10%	5,043	4.29%	6,389	4.25%
Asset backed securities	—	—	—	—	—	—	2,324	—	2,324	—
Mutual funds	—	—	4,399	2.82%	—	—	—	—	4,399	2.82%

Total Securities Available for sale	$5,562	2.55%	$21,536	2.64%	$15,832	2.68%	$35,571	2.65%	$78,501	2.65%

The table below shows, as of September 30, 2011, the gross unrealized losses and fair values of our investments, aggregated by investment category, and the length of time that the individual securities have been in a continuous unrealized loss position.

	Securities With Unrealized Loss as of September 30, 2011
	Less than 12 months		12 months or more		Total
(Dollars In thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Mortgage backed securities issued by U.S. Agencies	$37,354	$(265)	$11,925	$(114)	$49,279	$(379)
Municipal securities	4,011	(154)	—	—	4,011	(154)
Non-agency collateralized mortgage obligations	857	(32)	1,900	(351)	2,757	(383)
Asset-backed securities	—	—	380	(1,944)	380	(1,944)

Total temporarily impaired securities	$42,222	$(451)	$14,205	$(2,409)	$56,427	$(2,860)

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

The following table sets forth the capital and capital ratios of the Company (on a consolidated basis) and the Bank (on a stand-alone basis) at September 30, 2011, as compared to the respective regulatory requirements applicable to them.

			Applicable Federal Regulatory Requirement
	Actual		To be Categorized as Adequately Capitalized		To be Categorized as Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk Weighted Assets:
Company	$106,798	13.5%	$63,412	At least 8.0%	N/A	N/A
Bank	105,947	13.4%	63,311	At least 8.0%	$79,140	At least 10.0%
Tier 1 Capital to Risk Weighted Assets:
Company	$96,815	12.2%	$31,706	At least 4.0%	N/A	N/A
Bank	95,980	12.1%	31,656	At least 4.0%	$47,484	At least 6.0%
Tier 1 Capital to Average Assets:
Company	$96,815	9.2%	$42,211	At least 4.0%	N/A	N/A
Bank	95,980	9.7%	39,765	At least 4.0%	$49,707	At least 5.0%

At September 30, 2011, the Bank (on a stand-alone basis) continued to qualify as a well-capitalized institution, and the Company continued to exceed the minimum required capital ratios, under the capital adequacy guidelines described above.

The consolidated total capital and Tier 1 capital of the Company, at September 30, 2011, includes an aggregate of $16.8 million principal amount of the $17.5 million of Junior Subordinated Debentures that we issued in 2002 and 2004. We contributed that amount to the Bank over the nine year period ended December 31, 2009, thereby providing it with additional cash to fund the growth of its banking operations and, at the same time, to increase its total capital and Tier 1 capital.

Capital and Other Requirements under FRB Agreement and DFI Order.

On August 31, 2010, the Company and the Bank entered into the FRB Agreement and the Bank consented to the issuance of the DFI Order. The principal purposes of the FRB Agreement and the DFI Order, which constitute formal supervisory actions by the FRB and the DFI, were to require us to adopt and implement formal plans and take certain actions, as well as to continue implementing measures that we previously adopted, to address the adverse consequences that the economic recession has had on the performance of our loan portfolio and our operating results and to increase our capital to strengthen our ability to weather any further adverse conditions that might arise if the improvement in the economy does not materialize or remains sluggish.

The Agreement and Order contain substantially similar provisions. They required the Boards of Directors of the Company and the Bank to prepare and submit written plans to the FRBSF and the DFI that address a number of matters, including improving the Bank’s position with respect to problem assets, maintaining adequate reserves for loan and lease losses in accordance with applicable supervisory guidelines, and improving the capital position of the Bank and, in the case of the FRB Agreement, the capital position of the Company. The Bank is also prohibited from paying dividends to the Company without the prior approval of the DFI, and the Company may not declare or pay cash dividends, repurchase any of its shares, make interest or principal payments on its Junior Subordinated Debentures or incur or guarantee any debt without the prior approval of FRBSF.

The DFI Order also states that if we were to violate or fail to comply with the Order the Bank could be deemed to be conducting business in an unsafe manner which could subject the Bank to further regulatory enforcement action.

The FRB Agreement also required us to submit a capital plan to the FRBSF that would meet with its approval and then to implement that plan. Under the DFI Order, the Bank was required to achieve a ratio of adjusted tangible shareholders’ equity to its tangible assets to 9.0% by January 31, 2011, by raising additional capital, generating earnings or reducing the Bank’s tangible assets (subject to a 15% limitation on such a reduction) or a combination thereof and, upon achieving that ratio, to maintain that ratio during the remaining Term of the Order.

Additional information regarding the FRB Agreement and the DFI Order is set forth in the Section entitled “Supervision and Regulation-Regulatory Action by the FRB and DFI” in Item 1, of our 2010 10-K and in the Section entitled “RISK FACTORS” in our S-3 Registration Statement.

The Company and the Bank have made substantial progress with respect to the requirements of the FRB Agreement and the DFI Order and both the Board and management are committed to achieving all of the requirements on a timely basis. Among other things, in August 2010, we completed a private placement of Series A Convertible Preferred Stock (the “Series A Shares”), raising gross proceeds of $12,655,000, of which $10,250,000 was contributed to the Bank to increase its equity capital.

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

On August 26, 2011, we sold to three institutional investors (the “Investors”) a total of 112,000 shares of a newly created Series B Convertible 8.4% Noncumulative Preferred Stock (the “Series B Shares”), at a price of $100.00 per share in cash, generating aggregate gross proceeds to the Company of $11.2 million. We contributed the net proceeds from the sale of those Series B Shares to the Bank, which enabled it to increase the ratio of its adjusted tangible shareholders’ equity to its tangible assets above 9% and thereby meet the capital requirements under the DFI Order.

Concurrently with the completion of the sale of the Series B Shares to the Investors, we and those same investors entered into additional stock purchase agreements (the “Additional Stock Purchase Agreements”), which provide that, subject to satisfaction of certain conditions, we will sell to those Investors and they will purchase from us, in the aggregate (i) $10.8 million of additional Series B Shares, and (ii) $15.5 million of shares of our common stock at a price equal to the greater of (i) $5.31 per common share or (ii) the book value of the Company’s common shares as of the end of the calendar quarter immediately preceding the sale of those shares. There is no assurance that the conditions will be satisfied or waived and, in that event, the Investors’ respective obligations to purchase the additional Series B Shares and the common stock will terminate.

This summary of the private placement and the Additional Stock Purchase Agreements is qualified by reference to, and by this reference there is incorporated into this Report on Form 10-Q, the information contained in our Current Report on Form 8-K dated August 26, 2011 for descriptions of (i) the terms on which the Series B Shares were sold to the Investors on that date and (ii) the terms, provisions and conditions of the Additional Stock Purchase Agreement, copies of which are attached as exhibits to that Current Report. Reference also is hereby made to our Current Report on Form 8-K dated August 22, 2011 for a description of the rights, preferences and privileges of the holders of the Series B Shares.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, in connection with the filing of this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2011. Based on that evaluation, our CEO and CFO have concluded that, as of September 30, 2011, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to disclose in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules of the Securities and Exchange Commission and that such information is accumulated and communicated to management, including our Chief Executive and Chief Financial Officers, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Mark Zigner vs. Pacific Mercantile Bank, et al., filed in January 2010, in the California Superior Court for the County of Orange (Case No. 0337433). This case involves a dispute over the Bank’s set off of $191,000 of delinquent borrowing owed by plaintiff to the Bank against deposits maintained by plaintiff at the Bank. Plaintiff has alleged the exercise of the Bank’s set off rights was wrongful on grounds that the Bank had agreed to extend the maturity date of the borrowings and had failed to provide him with prior notice of the set off and an opportunity to cure his default. The case was tried before a jury in August, 2011. At the end of the trial, but prior to submitting the case to the jury, the judge ruled that the Bank had wrongfully exercised its set off rights in this case and instructed the jury that it could also find that the Bank’s set off constituted a conversion of plaintiff’s funds. Based on those instructions, the jury decided that the Bank’s exercise of its set off rights did constitute a wrongful conversion of plaintiff’s funds and that, by reason thereof, the plaintiff should be awarded compensatory damages of $150,000 and punitive damages of $1.87 million. The jury also found that plaintiff should be awarded $100,000 in compensatory damages based on the judge’s determination that the Bank had wrongfully exercised its set-off rights.

However, no judgment has been rendered, pending a hearing before the judge with respect to certain of the rulings in the case. In advance of that hearing, the Bank has asserted, in a filing with the court, that the judge’s ruling with respect to the Bank’s wrongful exercise of its set off rights and his instructions to the jury were erroneous and that, for these reasons, plaintiff is not entitled, as a matter of law, to an award either of compensatory or punitive damages. The Bank also has asserted that the $1.87 million punitive damage award, which is nearly 12.5 times the $150,000 compensatory damage award for conversion, is excessive as a matter of both California and federal law, which permit punitive damage awards to range from one times to a maximum of four times the amount of compensatory damages. If a judgment is rendered in this case sustaining the judge’s findings and the jury’s verdict, the Bank will appeal the judgment. While it is not possible at this time to predict, with certainty, how the courts will ultimately rule, because a final judgment has not yet been rendered, the Company believes that if a judgment is rendered, it will be overturned on appeal.

Other Claims. We also are subject to legal actions that arise from time to time in the ordinary course of our business. Currently there are no such pending legal proceedings that we believe will become material to our financial condition or results of operations.

Item 1A.	Risk Factors

Reference is hereby made, and there is incorporated herein by this reference, the section entitled “RISK FACTORS” beginning on page 3 in our S-3 Registration Statement (File No. 333-177208), which we filed with the SEC on October 7, 2011 and which was declared effective on October 20, 2011 under the Securities Act, for a discussion of the risks and uncertainties to which our business and markets are subject. That discussion updates and, for purposes of this Current Report on Form 10-Q, supersedes in their entirety the risk factors previously disclosed in Item 1A of Part 1 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 that we filed with the SEC on April 1, 2011.

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

PACIFIC MERCANTILE BANCORP

Date: November 14, 2011	By:	/S/ NANCY A. GRAY
Nancy A. Gray, Chief Financial Officer

S-1

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

Exhibit 31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

E-1