Form 10-K
period 2011-12-31
PACIFIC MERCANTILE BANCORP
filed 2012-02-27
CIK 1109546

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the transition period from              to

Commission file number 0-30777

PACIFIC MERCANTILE BANCORP

(Exact name of Registrant as specified in its charter)

California	33-0898238
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

949 South Coast Drive, Suite 300, Costa Mesa, California	92626
(Address of principal executive offices)	(Zip Code)

(714) 438-2500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class registered	Name of each Exchange on which registered
Common Stock without par value	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of 15(d) of the Act.    Yes  ☐    No  ☒.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Securities Exchange Act Rule 12b-2). Yes  ☐    No  ☒

The aggregate market value of voting shares held by non-affiliates of registrant as of June 30, 2011, which was determined on the basis of the closing price of registrant’s shares of common stock on that date, was approximately $41,300,000.

As of February 17, 2012, there were 12,454,045 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Except as otherwise stated therein, Part III of the Form 10-K is incorporated by reference from the Registrant’s Definitive Proxy Statement which is expected to be filed with the Commission on or before April 30, 2012 for its 2012 Annual Meeting of Shareholders.

PACIFIC MERCANTILE BANCORP

ANNUAL REPORT ON FORM 10K

FOR THE YEAR ENDED DECEMBER 31, 2011

Exhibit Index		E-1

Exhibit 21	Subsidiaries of Registrant

Exhibit 23.1	Consent of Squar, Milner, Peterson, Miranda & Williams, LLP, Independent Registered Public Accounting Firm

Exhibit 31.1	Certifications of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certifications of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

At December 31, 2011, our total assets, net loans (which exclude loans held for sale) and total deposits were $1.025 billion, $641 million and $862 million, respectively. Additionally, as of that date a total of approximately 8,200 deposit accounts were being maintained at the Bank by our customers, of which approximately 34% were business customers. Currently we operate seven full service commercial banking offices (which we refer to as “financial centers”) and an online banking branch at www.pmbank.com. Due to the Bank’s online presence, the Bank has customers who are located in 49 states and the District of Columbia, although the vast majority of our customers are located in Southern California.

The Bank commenced business in March 1999, with the opening of its first financial center, located in Newport Beach, California, and in April 1999 it launched its online banking site, at www.pmbank.com, where our customers are able to conduct many of their business and personal banking transactions, more conveniently and less expensively, with us, 24 hours a day, 7 days a week. Between August 1999 and July 2005, we opened six additional financial centers as part of an expansion of our banking franchise into Los Angeles, San Diego and San Bernardino counties in Southern California. Set forth below is information regarding our current financial centers.

Banking and Financial Center	County	Date Opened for Business
Newport Beach, California	Orange	March 1999
San Juan Capistrano, California	Orange	August 1999
Costa Mesa, California	Orange	June 2001
Beverly Hills, California	Los Angeles	July 2001
La Jolla, California	San Diego	June 2002
La Habra, California	Orange	September 2003
Ontario, California	San Bernardino	July 2005

According to data published by the FDIC, at December 31, 2011 there were approximately 124 commercial banks operating with banking offices located in the counties of Los Angeles, Orange, San Diego, Riverside and San Bernardino in Southern California. Of those commercial banks, 14 had assets in excess of $2 billion; 91 had assets under $500 million (which are often referred to as “community banks”); 11 had assets between $500 million and $1 billion, and 8, including our Bank, had assets ranging between $1 billion and $2 billion. As a result, we believe that we are well-positioned to achieve further growth in Southern California.

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

In furtherance of that strategy:

•

We offer at our financial centers and at our interactive online banking website, a broad selection of financial products and services that address, in particular, the banking needs of business customers and professional firms, including services that are typically available only from larger banks in our market areas.

•

We provide a level of convenience and access to banking services that we believe are not typically available from the community banks with which we compete, made possible by the combination of our full service financial centers and the online banking capabilities coupled with personal services we offer our customers.

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

The following table sets forth information regarding the composition, by type of deposits, maintained by our customers during the year ended and as of December 31, 2011:

	Year-to-Date Average Balance December 31, 2011	Balance at December 31, 2011
	(Dollars in thousands)
Type of Deposit
Noninterest-bearing checking accounts	$155,077	$164,382
Interest-bearing checking accounts(1)	26,941	29,765
Money market and savings deposits(1)	144,184	158,212
Certificates of deposit(2)	513,619	509,688

Totals	$839,821	$862,047

(1)

Includes savings accounts and money market accounts. Excludes money market deposits maintained at the Bank by PM Bancorp with an annual average balance of $4.4 million for the year ended and a balance of $3.3 million at December 31, 2011.

(2)

Comprised of time certificates of deposit in varying denominations under and over $100,000. Excludes certificates of deposit maintained by PM Bancorp at the Bank with an average balance of $250,000 for the year ended and a balance at December 31, 2011 of $250,000.

Loan Products

We offer our customers a number of different loan products, including commercial loans and credit lines, accounts receivable and inventory financing, SBA guaranteed business loans, commercial real estate, residential mortgage loans, and consumer loans. The following table sets forth the types and the amounts of our loans that were outstanding:

	At December 31, 2011
	Amount	Percent of Total
	(Dollars in thousands)
Commercial loans	$179,305	27.2%
Commercial real estate loans – owner occupied	170,960	26.0%
Commercial real estate loans – all other	121,813	18.5%
Residential mortgage loans – multi-family	65,545	10.0%
Residential mortgage loans – single family	68,613	10.4%
Construction loans	2,120	0.3%
Land development loans	25,638	3.9%
Consumer loans	24,285	3.7%

Gross loans	$658,279	100.0%

Commercial Loans

The commercial loans we offer generally include short-term secured and unsecured business and commercial loans with maturities ranging from 12 to 24 months, accounts receivable financing for terms of up to 18 months, equipment and automobile term loans and leases which generally amortize over a period of up to 7 years, and SBA guaranteed business loans with terms of up to 10 years. The interest rates on these loans generally are adjustable and usually are indexed to The Wall Street Journal’s prime rate and will vary based on market conditions and commensurate to the credit risk. However, since 2003 it generally has been our practice to establish an interest rate floor on a best effort basis on our commercial loans. In order to mitigate the risk of borrower default, we generally require collateral to support the credit or, in the case of loans made to businesses, personal guarantees from their owners, or both. In addition, all such loans must have well-defined primary and secondary sources of repayment. Generally, lines of credit are granted for no more than a 12-month period.

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

We also offer asset-based lending products, which involve a higher degree of risk because they generally are made to businesses that are growing rapidly, but cannot internally fund their growth without borrowings. These loans are collateralized primarily by the borrower’s accounts receivable and inventory. We control our risk by generally requiring loan-to-value ratios of not more than 80% and by closely and regularly monitoring the amount and value of the collateral in order to maintain that ratio.

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

Customers desiring to obtain commercial real estate loans are required to have good payment records with a debt coverage ratio generally of at least 1.25 to 1. In addition, we require adequate insurance on the properties securing those loans to protect the collateral value. These loans are generally adjustable rate loans with interest rates tied to a variety of independent indexes. However, in some instances, the interest rates on these loans are fixed for an initial five year period and then adjust thereafter based on an applicable index. These loans are generally written for terms of up to 10 years, with loan-to-value ratios of not more than 75% in the case of owner occupied properties and 65% on non-owner occupied properties.

Residential Mortgage Loans – Multi-family

We make multi-family residential mortgage loans primarily in Southern California for terms up to 30 years. These loans generally are adjustable rate loans with interest rates tied to a variety of independent indexes; although in some cases these loans have fixed interest rates for an initial five-year period and adjust thereafter based on an applicable index. These loans generally have interest rate floors, payment caps, and prepayment penalties. The loans are underwritten based on a variety of borrower and property criteria. Borrower criteria include liquidity and cash flow analysis and credit history verifications. Property criteria generally include loan to value limits under 75% and debt coverage ratios of 1.20 to 1 or greater.

Residential Mortgage Loans – Single-family

During the second quarter of 2009, we commenced a new mortgage banking business to originate residential real estate mortgage loans. Residential mortgage loans consist of loans secured by single-family residential properties. The majority of loans are held for sale to third-party investors into the secondary mortgage markets; however, a percentage of adjustable rate mortgage loans are held for investment.

We offer a variety of loan products catering to the specific needs of borrowers, including fixed rate and adjustable rate, conventional and government insured (Federal Housing Administration (FHA) and Veteran Affairs (VA)) mortgages with either 30-year or 15-year terms. We also offer jumbo loans that meet conventional underwriting criteria except that the loan amount exceeds Fannie Mae or Freddie Mac limits.

Mortgage loans originated by the Bank are generally secured by a first lien on the underlying property. The Bank does not originate loans defined as high cost by state or federal regulators or that do not comply with applicable agency or investor-specific underwriting guidelines. The majority of residential mortgage loans originated by the Bank have been made to finance the purchase of, or the refinance of existing loans on, owner-occupied homes, with a smaller percentage used to finance non-owner occupied homes. The majority of the Bank’s loan originations are collateralized by real properties located in Southern California; however the Bank originates loans throughout California and in 17 states. The mortgage lending business is subject to seasonality, and the overall demand for mortgage loans is driven largely by the applicable interest rates at any given time.

The Bank handles loan processing, underwriting and closings at its headquarters in Costa Mesa. The Bank sells a majority of the mortgage loans it originates to various investors in the secondary market and does not service these loans after sale of the loans. Loans sold are subject to certain indemnification provisions with investors, including the repurchase of loans sold and the repayment of sales proceeds to investors under certain conditions. In addition, if a customer defaults on a mortgage payment shortly after the loan is originated, the purchaser of the loan may require us to repurchase the loan at the full amount paid by the purchaser. Mortgage loans held for investment are serviced by the Bank.

The Bank has grown its residential mortgage business from originating approximately $217 million in loans in 2010 with approximately 94 employees at December 31, 2010, to originating approximately $370 million in loans in 2011 with approximately 212 employees at December 31, 2011.

Real Estate Construction and Land Development Loans

To reduce our exposure to the deteriorating conditions in the real estate markets, in the fourth quarter of 2007, we began reducing the volume of single family residential and real estate construction loans that we were making, while at the same time increasing our commercial and business lending. Moreover, in 2009 we essentially ceased all real estate construction lending.

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

Convenience Banking Services

We also offer a number of services and products that make it more convenient to conduct banking transactions with us, such as online banking services, ATMs, night drop services, courier and armored car services that enable our business customers to order and receive cash without having to travel to our banking offices, and Remote Deposit Capture (PMB Xpress Deposit) which enables business customers to image checks they receive for electronic deposit at the Bank, thereby eliminating the need for customers to travel to our offices to deposit checks into their accounts.

Online Banking Services

Our customers can securely access our online bank at www.pmbank.com to:

•	Use financial cash management tools and services

•	View account balances and account history

•	Transfer funds between accounts

•	Pay bills and order wire transfers of funds

•	Transfer funds from credit lines to deposit accounts

•	Make loan payments

•	Print bank statements

•	Place stop payments

•	Purchase certificates of deposit

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

•

Monitoring. All customer transactions on our online servers and internal computer systems produce one or more entries into transactional logs. Our personnel routinely review these logs as a means of identifying and taking appropriate action with respect to any abnormal or unusual activity. We believe that, ultimately, vigilant monitoring is the best defense against fraud.

Internet Security Measures

We maintain electronic and procedural safeguards that comply with federal regulations to guard nonpublic personal information. We regularly assess and update our systems to improve our technology for protecting information. On our website, the security measures include:

•	Secure Sockets Layer (SSL) protocol,

•	Digital certificates,

•	Multi-factor authentication (MFA),

•	Intrusion detection/prevention systems, and

•	Firewall protection.

We believe the risk of fraud presented by online banking is not materially different from the risk of fraud inherent in any banking relationship. Potential security breaches can arise from any of the following circumstances:

•	misappropriation of a customer’s account number or password;

•	compromise of the customer’s computer system;

•	penetration of our servers by an outside “hacker;”

•	fraud committed by a new customer in completing his or her loan application or opening a deposit account with us; and

•	fraud committed by employees or service providers.

Both traditional banks and internet banks are vulnerable to these types of fraud. By establishing the security measures described above, we believe we can minimize, to the extent practicable, our vulnerability to the first three types of fraud. To counteract fraud by employees and service providers, we have established internal procedures and policies designed to ensure that, as in any bank, proper control and supervision is exercised over employees and service providers. We also maintain insurance to protect us from losses due to fraud committed by employees or through breaches in our cyber security.

Additionally, the adequacy of our security measures is reviewed periodically by the Federal Reserve Board and the California Department of Financial Institutions (“DFI”), which are the federal and state government agencies, respectively, with supervisory authority over the Bank. We also retain the services of third party computer security firms to conduct periodic tests of our computer and online banking systems to identify potential threats to the security of our systems and to recommend additional actions that we can take to improve our security measures.

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

Major financial institutions that operate throughout California and that have offices in our service areas include Bank of America, Wells Fargo Bank, Jpmorgan Chase, Union Bank of California, Bank of the West, U. S. Bancorp, Comerica Bank and Citibank. Larger independent banks and other financial institutions with offices in our service areas include, among others, OneWest Bank, City National Bank, Citizens Business Bank, Manufacturers Bank, and California Bank and Trust.

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

In order to compete with the banks and other financial institutions operating in our service areas, we rely on our ability to provide flexible, more convenient and more personalized service to customers, including online banking services and financial tools. At the same time, we:

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

Competitive Conditions in Online Banking

There are a number of banks that offer services exclusively over the internet, such as E*TRADE Bank, and other banks, such as Bank of America and Wells Fargo Bank, that market their internet banking services to their customers nationwide. We believe that only the larger of the commercial banks with which we compete offer the comprehensive set of online banking tools and services that we offer to our customers. However, an increasing number of community banks offer internet banking services to their customers by relying on third party vendors to provide the functionality they need to provide such services. Additionally, many of the larger banks have greater market presence and greater financial resources to market their internet banking services than do we. Moreover, new competitors and competitive factors are likely to emerge, particularly in view of the rapid development of internet commerce. On the other hand, there have been some recently published reports indicating that the actual rate of growth in the use of the internet banking services by consumers and businesses is lower than had been previously predicted and that many customers still prefer to be able to conduct at least some of their banking transactions at local banking offices. We believe that these findings support our strategic decision, made at the outset of our business, to offer customers the benefits of both traditional and online banking services. We also believe that this strategy has been an important factor in our growth to date and will contribute to our growth in the future. See “BUSINESS — Our Business Strategy” earlier in this Section of this Report.

Impact of Economic Conditions, Government Policies and Legislation on our Business

Government Monetary Policies. Our profitability, like that of most financial institutions, is affected to a significant extent by our net interest income, which is the difference between the interest income we generate on interest-earning assets, such as loans and investment securities, and the interest we pay on deposits and other interest-bearing liabilities, such as borrowings. Our interest income and interest expense, and hence our net interest income, depends to a great extent on prevailing market rates of interest, which are highly sensitive to many factors that are beyond our control, including inflation, recession and unemployment. Moreover, it is often difficult to predict, with any assurance, how changes in economic conditions of this nature will affect our future financial performance.

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

Economic Conditions and Recent Legislation and Other Government Actions.

The recent economic recession, which is reported to have begun at the end of 2007, created wide ranging consequences and difficulties for the banking and financial services industry, in particular, and the economy in general. The recession led to significant write-downs of the assets and an erosion of the capital of a large number of banks and other lending and financial institutions which, in turn, significantly and adversely affected the operating results of banking and other financial institutions, many of which reported losses for the three years ended December 31, 2010, and led to steep declines in their stock prices. In addition, bank regulatory agencies have been very aggressive in responding to concerns and trends identified in their bank examinations, which has resulted in the increased issuance of enforcement orders requiring banks to take actions to address credit quality, liquidity and risk management and capital adequacy, as well as other safety and soundness concerns. All of these conditions, moreover, led the U.S. Congress, the U.S. Treasury Department and the federal banking regulators, including the FDIC, to take broad actions, to address systemic risks and volatility in the U.S. banking system.

The Dodd-Frank Act

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law. The Dodd-Frank Act significantly changes federal banking regulation. Among other things, the Dodd-Frank Act created a new Financial Stability Oversight Council to identify systemic risks in the banking and financial system and gives federal regulators new authority to take control of and liquidate banking institutions and other financial firms facing the prospect of imminent failure that would create systemic risks to the U.S. financial system. The Dodd-Frank Act also creates a new independent federal regulator to administer federal consumer protection laws.

The Dodd-Frank Act is expected to have a significant impact on banks and bank holding companies generally and we expect that many of its provisions will impact our business operations as they take effect. However, many aspects of the Dodd-Frank Act are subject to further rulemaking and will take effect over several years, making it difficult to anticipate the overall impact of that Act on the Company and the Bank. Set forth below is a summary description of some of the key provisions of the Dodd-Frank Act that may affect us. The description does not purport to be complete and is qualified in its entirety by reference to the Dodd-Frank Act itself.

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

Increase in Deposit Insurance and Changes Affecting the FDIC Insurance Fund. The Dodd-Frank Act permanently increased the maximum deposit insurance amount for banks, savings institutions and credit unions to $250,000 per depositor, and extended unlimited deposit insurance to non-interest bearing transaction accounts through December 31, 2012. Additionally, the Dodd-Frank Act eliminates the federal statutory prohibition against the payment of interest on business checking accounts, which is likely to increase the competition for and interest that banks pay on such accounts. The Dodd-Frank Act also broadens the base for FDIC insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution, which may result in increases in FDIC insurance assessments for many FDIC insured banks. The Dodd-Frank Act requires the FDIC to increase the reserve ratio of the Deposit Insurance Fund from 1.15% to 1.35% of insured deposits by 2020 and eliminates the requirement that the FDIC pay dividends to insured depository institutions when the reserve ratio exceeds certain thresholds.

Say-on-Pay and other Executive Compensation Provisions. The Dodd-Frank Act requires publicly traded companies, including those that are depository institutions or bank holding companies, to give their shareholders a non-binding votes (i) on executive compensation and (ii) on so-called “golden parachute” payments in connection with approvals of mergers and acquisitions that will trigger such payments. The SEC has already promulgated its rules for implementing these “say-on-pay” provisions, which required all public companies, other than smaller reporting companies, to give their shareholders the opportunity to vote on executive compensation at their shareholders meetings held in 2011. Smaller reporting Companies will have to begin holding say on pay votes at their first annual shareholders’ meetings held on or after January 21, 2013. The Dodd-Frank Act also directs federal banking regulators to promulgate rules prohibiting the payment of excessive compensation to executives of depository institutions and their holding companies with assets in excess of $1.0 billion, whether or not they are publicly traded.

Limitation on Conversion of Bank Charters. The Dodd-Frank Act prohibits a depository institution from converting from a state to federal charter or vice versa while it is the subject of a cease and desist order or other formal enforcement action or a memorandum of understanding with respect to a significant supervisory matter unless the appropriate federal banking agency gives notice of the conversion to the federal or state regulatory agency that issued the enforcement action and that agency does not object within 30 days.

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

Restrictions on Derivative Transactions. Effective 18 months after enactment, the Dodd-Frank Act prohibits state-chartered banks from engaging in derivatives transactions unless the legal lending limits of the state in which the bank is chartered take into consideration credit exposure to derivatives transactions. For this purpose, derivative transactions include any contract, agreement, swap, warrant, note or option that is based in whole or in part on the value of, any interest in, or any quantitative measure or the occurrence of any event relating to, one or more commodities securities, currencies, interest or other rates, indices or other assets.

Extension of Limitations on Banking Transactions by Banks with their Affiliates. The Dodd-Frank Act will apply Section 23A and Section 22(h) of the Federal Reserve Act (governing transactions with insiders) to derivative transactions, repurchase agreements and securities lending and borrowing transactions that create credit exposure to an affiliate or an insider. Any such transactions with affiliates must be fully secured. The current exemption from Section 23A for transactions with financial subsidiaries will be eliminated. Additionally, the Dodd-Frank Act expands the definition of affiliate for purposes of quantitative and qualitative limitations of Section 23A of the Federal Reserve Act to include mutual funds advised by a depository institution or its affiliates.

Debit Card Fees. The Dodd-Frank Act provides that the amount of any interchange fee charged by a debit card issuer with respect to a debit card transaction must be reasonable and proportional to the cost incurred by the card issuer and requires, the Federal Reserve Board to establish standards for reasonable and proportional fees which may take into account the costs of preventing fraud. As a result, the Federal Reserve Board adopted a rule, effective October 1, 2011, which limits interchange fees on debit card transactions to a maximum of 21 cents per transaction plus 5 basis points of the transaction amount. A debit card issuer may recover an additional one cent per transaction for fraud prevention purposes if the issuer complies with certain fraud-related requirements prescribed by the Federal Reserve Board. Although, as a technical matter, this new limitation applies only to institutions with assets of more than $10 billion, it is expected that many smaller institutions will reduce their interchange fees in order to remain competitive with the larger institutions that are required to comply with this new limitation.

Consumer Protection Provisions. The Dodd-Frank Act creates a new, independent federal agency called the Consumer Financial Protection Bureau (“CFPB”), which is granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the Equal Credit Opportunity Act, Truth in Lending Act, Real Estate Settlement Procedures Act, Fair Credit Reporting Act, Fair Debt Collection Act, the Consumer Financial Privacy provisions of the Gramm-Leach-Bliley Act and certain other statutes. The CFPB has examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets. Smaller institutions will be subject to rules promulgated by the CFPB but will continue to be examined and supervised by federal banking regulators for consumer compliance purposes. The CFPB has authority to prevent unfair, deceptive or abusive practices in connection with the offering of consumer financial products. The Dodd-Frank Act also (i), authorizes the CFPB to establish certain minimum standards for the origination of residential mortgages including a determination of the borrower’s ability to repay and (ii) will allow borrowers to raise certain defenses to foreclosure if they receive any loan other than a “qualified mortgage” as defined by the CFPB. The Dodd-Frank Act permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorneys general to enforce compliance with both the state and federal laws and regulations.

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

The Company also is a bank holding company within the meaning of Section 3700 of the California Financial Code. As such, we are subject to examination by, and may be required to file reports with, the California Department of Financial Institutions.

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

In January 2010, we determined that it was necessary to increase the allowance for loan losses and, therefore, restate our previously issued unaudited consolidated financial statements as of and for the three and nine months ended September 30, 2009 based on a determination that greater weight should have been given to qualitative reserve factors in determining the allowance for loan losses at September 30, 2009. As a result, we reassessed, and identified a material weakness in the Company’s disclosure controls and in its internal control over financial reporting as of September 30, 2009. To remediate that material weakness, management modified its policies and procedures for assessing the adequacy of the Company’s allowance for loan losses to give greater weight to the impact that qualitative factors can reasonably be expected to have on the performance and collectability of loans in the loan portfolio. As a result of these actions, management concluded that this material weakness had been satisfactorily remediated as of June 30, 2010 and management has determined that there has been no recurrence of that or any other material weakness in our disclosure controls or internal control over financial reporting since then. See Item 9A in Part II of this Report regarding our disclosure controls and internal control over financial reporting as of December 31, 2011.

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

Various requirements and restrictions under the Federal and California banking laws affect the operations of the Bank. These laws and the implementing regulations, which are promulgated by Federal and State regulatory agencies, cover most aspects of a bank’s operations, including the reserves a bank must maintain against deposits and for possible loan losses and other contingencies; the types of deposits it obtains and the interest it is permitted to pay on different types of deposit accounts; the loans and investments that a bank may make; the borrowings that a bank may incur; the number and location of banking offices that a bank may establish; the rate at which it may grow its assets; the acquisition and merger activities of a bank; the amount of dividends that a bank may pay; and the capital requirements that a bank must satisfy, which can determine the extent of supervisory control to which a bank will be subject by its federal and state bank regulators. A more detailed discussion regarding capital requirements that are applicable to us and the Bank is set forth below under the caption “Capital Standards and Prompt Corrective Action.” and “Action by the FRB and DFI.”

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

Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank (“FHLB”) of San Francisco. Among other benefits, each FHLB serves as a reserve or central bank for its members within its assigned region and makes available loans or advances to its member banks. Each FHLB is financed primarily from the sale of consolidated obligations of the FHLB system. As an FHLB member, the Bank is required to own a certain amount of capital stock in the FHLB. At December 31, 2011, the Bank was in compliance with the FHLB’s stock ownership requirement. Historically, the FHLB has paid dividends on its capital stock to its members.

FRB Deposit Reserve Requirements. The Federal Reserve Board requires all federally-insured depository institutions to maintain noninterest bearing reserves at specified levels against their transaction accounts. At December 31, 2011, the Bank was in compliance with these requirements.

If, as a result of an examination of a federally regulated bank, its primary federal bank regulatory agency, such as the Federal Reserve Board, were to determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of a bank’s operations had become unsatisfactory or that the bank or its management was in violation of any law or regulation, that agency has the authority to take a number of different remedial actions as it deems appropriate under the circumstances. These actions include the power to enjoin “unsafe or unsound” banking practices; to require that affirmative action be taken to correct any conditions resulting from any violation or practice; to issue an administrative order that can be judicially enforced; to require the bank to increase its capital; to restrict the bank’s growth; to assess civil monetary penalties against the bank or its officers or directors; to remove officers and directors of the bank; and, if the federal agency concludes that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate a bank’s deposit insurance, which in the case of a California chartered bank would result in revocation of its charter and require it to cease its banking operations. Additionally, under California law the DFI has many of the same remedial powers with respect to the Bank, because it is a California state chartered bank.

Dividends and Other Transfers of Funds. Cash dividends from the Bank constitute the primary source of cash available to PM Bancorp for its operations and to fund any cash dividends that the board of directors might declare in the future. PM Bancorp is a legal entity separate and distinct from the Bank and the Bank is subject to various statutory and regulatory restrictions on its ability to pay cash dividends to PM Bancorp. Those restrictions would prohibit the Bank, subject to certain limited exceptions, from paying cash dividends in amounts that would cause the Bank to become undercapitalized. Additionally, the Federal Reserve Board and the DFI have the authority to prohibit the Bank from paying dividends, if either of those authorities deems the payment of dividends by the Bank to be an unsafe or unsound practice. See “Action by the FRB and DFI” below and “Dividend Policy—Restrictions on the Payment of Dividends” in Item 5 of this Report.

Additionally, it is FRB policy that bank holding companies should generally pay dividends on common stock only out of income available over the past year, and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. It is also an FRB policy that bank holding companies should not maintain dividend levels that undermine their ability to be a source of strength to their banking subsidiaries. Additionally, due to the current financial and economic environment, the FRB has indicated that bank holding companies should carefully review their dividend policies and has discouraged dividend payment ratios that are at maximum allowable levels unless both asset quality and capital are very strong.

The Federal Reserve Board also has established guidelines with respect to the maintenance of appropriate levels of capital by banks and bank holding companies under its jurisdiction. Compliance with the standards set forth in those guidelines and the restrictions that are or may be imposed under the prompt corrective action provisions of federal law could limit the amount of dividends which the Bank or the Company may pay. See “—Capital Standards and Prompt Corrective Action” and “Action by the FRB and DFI” below in this Section of this Report.

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

In addition, federal banking agencies have adopted safety and soundness guidelines with respect to asset quality. These guidelines provide six standards for establishing and maintaining a system to identify problem assets and prevent those assets from deteriorating. Under these standards, an FDIC-insured depository institution is expected to:

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

A depository institution’s capital category under the prompt corrective action regulations will depend upon how its capital levels compare with various relevant capital measures and the other factors established by the relevant regulations. Those regulations provide that a bank will be:

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

The following table sets forth, as of December 31, 2011, the regulatory capital ratios of the Company (on a consolidated basis) and the Bank (on a stand-alone basis) and compares those capital ratios to the federally established capital requirements that must be met for a bank holding company or a bank to be deemed “adequately capitalized” or “well capitalized” under the prompt corrective action regulations that are described above:

At December 31, 2011	Actual	To Be Classified for Regulatory Purposes As
		Adequately Capitalized	Well Capitalized
Total Capital to Risk Weighted Assets
Company	13.4%	At least 8.0%	N/A
Bank	13.4%	At least 8.0%	At least 10.0%
Tier I Capital to Risk Weighted Assets
Company	12.1%	At least 4.0%	N/A
Bank	12.1%	At least 4.0%	At least 6.0%
Tier I Capital to Average Assets
Company	9.8%	At least 4.0%	N/A
Bank	9.9%	At least 4.0%	At least 5.0%

As the above table indicates, at December 31, 2011 the Bank (on a stand-alone basis) continued to qualify as a well-capitalized institution, and the Company (on a consolidated basis) continued to exceed the capital ratios applicable to bank holding companies, under federally mandated capital standards and federally established prompt corrective action regulations.

Basel III Capital Requirements

The current risk-based capital guidelines which apply to the Company and the Bank are based upon the 1988 capital accord of the International Basel Committee on Banking Supervision, a committee of central banks and bank supervisors/regulators from the major industrialized countries that develops broad policy guidelines for use by each country’s supervisors in determining the supervisory policies they apply. A new international accord, referred to as Basel II, which emphasizes internal assessment of credit, market and operational risk; supervisory assessment and market discipline in determining minimum capital requirements, became mandatory for large or “core” international banks outside the U.S. in 2008 (total assets of $250 billion or more or consolidated foreign exposures of $10 billion or more); and optional for other banks. In January 2009, the Basel Committee proposed to reconsider regulatory-capital standards, supervisory and risk-management requirements and additional disclosures in the final new accord in response to recent worldwide developments.

In December 2010 and January 2011, the Basel Committee on Banking Supervision published the final texts of reforms on capital and liquidity generally referred to as “Basel III”. The rules adopted to implement these reforms, which will be phased in over a period of years, set new standards for common equity, tier 1 and total capital, determined on a risk-weighted basis for internationally active banks. However, the Basel III rules are likely to be considered by federal banking regulators in the United States in developing new capital standards and regulations applicable to other banks in the United States. However, until such new standards and regulations are adopted, it will not be possible for us to determine the impact that the Basel III rules might have on the Company and the Bank.

For internationally active banks based in the United States, some of the more significant of the Basel III capital requirements include:

•	A minimum ratio of common equity-to-risk weighted assets of 4.5%, plus an additional 2.5% as a capital conservation buffer, by 2019 after a phase-in period;

•	A minimum ratio of Tier 1 capital-to-risk weighted assets of 6.0% by 2019 after a phase-in period:

•	A minimum ratio of total capital-to-risk weighted assets, plus the additional 2.5% capital conservation buffer, of 10.5% by 2019 after a phase-in period;

•	An additional countercyclical capital buffer to be imposed by applicable national banking regulators periodically at their discretion, with advance notice;

•	Restrictions on capital distributions and discretionary bonuses applicable when capital ratios fall within the buffer zone;

•	A deduction from common equity of deferred tax assets that depend on future profitability to be realized;

•	Increased capital requirements for counterparty credit risk relating to OTC derivatives, repos and securities financing activities; and

•

A loss-absorbency requirement for capital instruments issued on or after January 13, 2013 (other than common equity) which would require the instrument to be written off or converted to common equity if a trigger event occurs, either pursuant to applicable law or at the direction of the banking regulator.

Basel III also establishes rules with respect to bank liquidity. Those rules include complex criteria establishing (i) a liquidity coverage ratio (LCR) the primary purpose of which is to ensure that banks maintain adequate unencumbered, high quality liquid assets to meet their liquidity needs for 30 days under a severe liquidity stress scenario; and (ii) a net stable funding ratio (NSFR), the primary purpose of which is to promote more medium and long-term funding of assets and activities, using a one-year time horizon.

Although Basel III is described as a “final text,” it is subject to the resolution of certain issues and to further guidance and modification, as well as to adoption by United States banking regulators, including decisions as to whether and to what extent it will apply to United States banks that are not large, internationally active banks. The foregoing description of Basel III does not purport to be complete and is qualified in its entirety by reference to the text of Basel III itself.

FDIC Deposit Insurance

The FDIC is an independent federal agency that insures deposits, up to prescribed statutory limits, of federally insured banks and savings institutions in order to safeguard the safety and soundness of the banking and savings industries. The FDIC insures customer deposits through the Deposit Insurance Fund (the “DIF”) up to prescribed limits for each depositor. The Dodd-Frank Act increased the maximum deposit insurance amount from $100,000 to $250,000 and extended unlimited deposit insurance coverage to non-interest bearing transaction accounts through December 31, 2012. The DIF is funded primarily by FDIC assessments paid by each DIF member institution. The amount of each DIF member’s assessment is based on its relative risk of default as measured by regulatory capital ratios and other supervisory factors. Pursuant to the Federal Deposit Insurance Reform Act of 2005, the FDIC is authorized to set the reserve ratio for the DIF annually at between 1.15% and 1.50% of estimated insured deposits. The FDIC may increase or decrease the assessment rate schedule on a semi-annual basis. The Dodd-Frank Act increased the minimum reserve ratio (the ratio of the net worth of the DIF to estimated insured deposits) from 1.15% of estimated deposits to 1.35% of estimated deposits (or a comparable percentage of the asset-based assessment base described above). The Dodd-Frank Act requires the FDIC to offset the effect of the increase in the minimum reserve ratio when setting assessments for insured depository institutions with less than $10 billion in total consolidated assets, such as the Bank. The FDIC has until September 30, 2020 to achieve the new minimum reserve ratio of 1.35%.

Additionally, all FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation (“FICO”), an agency of the Federal government established to recapitalize the predecessor to the DIF. The FICO assessment rates, which are determined quarterly, averaged 0.0925% of insured deposits in fiscal 2011. These assessments will continue until the FICO bonds mature in 2017.

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

•

The Secure and Fair Enforcement for Mortgage Licensing Act of 2008, or SAFE Act, which requires mortgage loan originator employees of federally insured institutions to register with the Nationwide Mortgage Licensing System and Registry, a database created by the states to support the licensing of mortgage loan originators, prior to originating residential mortgage loans.

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

Regulatory Action by the FRB and DFI

As previously reported in a Current Report on Form 8-K dated August 31, 2010 and filed with the SEC on August 31, 2010, the members of the respective Boards of Directors of the Company and the Bank entered into a Written Agreement (the “FRB Agreement”) with the Federal Reserve Bank of San Francisco (the “FRB”). On the same date, the Bank consented to the issuance of a Final Order by the DFI (the “DFI Order”). The principal purposes of the Agreement and DFI Order, which constitute formal supervisory actions by the FRB and the DFI, were to require us to adopt and implement formal plans and take certain actions, as well as to continue implementing measures that we previously adopted, to address the adverse consequences that the economic recession had on the performance of our loan portfolio and our operating results and to increase our capital to strengthen our ability to weather any further adverse conditions that might arise if the economic recovery remains weak or economic conditions deteriorate.

The FRB Agreement and DFI Order contain substantially similar provisions. They required the Boards of Directors of the Company and the Bank to prepare and submit written plans to the FRB and the DFI that addressed the following matters: (i) strengthening board oversight of the management operations of the Bank; (ii) strengthening credit risk management practices and improving credit administration policies and procedures; (iii) improving the Bank’s position with respect to problem assets; (iv) maintaining adequate reserves for loan losses in accordance with applicable supervisory guidelines; (v) improving the capital position of the Bank and, in the case of the FRB Agreement, the capital position of the Company; (vi) adopting and implementing a new strategic plan; and (vii) submitting a funding contingency plan for the Bank that identified available sources of liquidity and a plan for dealing with potential adverse economic and market conditions. In addition, the FRB Agreement and the DFI Order placed restrictions on lending by the Bank to borrowers who had loans that were criticized in an joint examination of the Bank conducted by the FRB and DFI in 2010 and required the Bank to charge off or collect loans that were classified as “loss” in that examination (to the extent that the Bank had not already done so). The Bank is also prohibited from paying dividends to the Company without the prior approval of the DFI, and without the prior approval of the FRB the Company may not declare or pay cash dividends, repurchase any of its shares, make payments on its trust preferred securities or incur or guarantee any debt.

The DFI Order also states that if the Bank were to violate or fail to comply with the Order, the Bank could be deemed to be conducting business in an unsafe manner which could subject the Bank to further regulatory enforcement action.

The Company and the Bank already have made substantial progress with respect to most of the requirements of the FRB Agreement and DFI Order and both the Board and management are committed to achieving the remaining requirements on a timely basis.

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

As previously reported, on August 26, 2011 we completed the sale of a total of $11.2 million of shares of a newly created Series B Convertible 8.4% Noncumulative Preferred Stock (the “Series B Preferred Stock”) to three institutional investors in a private placement. We then contributed the net proceeds from the sale of those shares of Series B Preferred Stock to the Bank to enable it to increase the ratio of its adjusted tangible shareholders’ equity to its tangible assets above 9% and thereby meet the capital requirement under the DFI Order. At December 31, 2012 that ratio had increased to 9.4% primarily as a result of the earnings generated by the Bank during the fourth quarter of 2011.

A copy of the FRB Agreement is attached as Exhibit 10.1, and a copy of the DFI Order is attached as Exhibit 10.2, to the Current Report on Form 8-K dated August 31, 2011. The foregoing summary of the FRB Agreement and the DFI Order is qualified in its entirety by reference to those Exhibits.

Employees

As of December 31, 2011, we employed 346 persons on a full-time equivalent basis. None of our employees are covered by a collective bargaining agreement. We believe relations with our employees are good.

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

Our business is subject to a number of risks and uncertainties that could cause our financial condition or operating results in the future to differ significantly from our expected financial condition or operating results that are set forth in the forward looking statements contained in this Report. Set forth below is a summary description of many of those risks and uncertainties.

The United States recently experienced a severe economic recession the effects of which continue to adversely impact the banking and financial services industry in general, and our business and financial performance, in particular, and has created substantial uncertainties and risks for our business and future financial performance.

The United States recently experienced a severe economic recession. The recession created wide-ranging consequences and difficulties which continue to adversely affect the banking and financial services industry, in particular, and the economy, in general, including significant decreases in economic activity and in residential and commercial real estate prices and increases in unemployment, which led to increases in loan delinquencies and foreclosures. Those conditions and circumstances necessitated significant write-downs of the carrying values of assets by, and caused an erosion of the capital of, a large number of lending and other financial institutions. Like many other banks, due primarily to these conditions, we experienced substantial increases in non-performing loans and in loan losses in 2008, 2009 and 2010. Those loan losses required us (and many other banks) to significantly increase loan loss reserves by charges to income. In addition, as the economy contracted, loan demand decreased and net interest margins declined as the Federal Reserve Board reduced interest rates in an effort to stimulate the economy, resulting in decreases in our net interest income. As a result, we incurred net losses of $12.0 million, $17.3 million and $14.0 million in 2008, 2009 and 2010, respectively.

Although, according to economists, the economic recession is over, the economic recovery has been weak, real estate prices continue to decline, unemployment and real estate foreclosures remain high and consumer confidence is at an all time low. As a result, there are concerns that the economy may again fall into recession. Additionally, due to these conditions and the prospect that economic and market conditions will not soon recover, we face a number of risks that could adversely affect our operating results and financial condition in the future, including the following:

•

We could experience further increases in non-performing loans and other non-performing assets, consisting primarily of real properties acquired on foreclosure of non-performing loans, that would require us to write down the carrying values of such loans and other non-performing assets and to set aside additional reserves, which could adversely affect our results of operations and cause us to incur operating losses in the future.

•

Due to the continuing uncertainties about economic conditions, there is an increased risk that the judgments we might make in estimating loan losses inherent in our loan portfolio and in establishing loan loss reserves will prove to be incorrect, requiring us to set aside additional reserves that would adversely affect our results of operations in 2011 and 2012.

•

Possible further declines in economic activity in the United States, generally, and in our markets, in particular, due to weak business and consumer spending and high unemployment, which could lead to:

•

reductions in loan demand and a further tightening of credit that would result in declines in interest income and a further compression of our net interest margins that would result in reductions in our net interest income; and

•

increases in deposit withdrawals by customers to meet their operating or living expenses or to shift cash into higher yielding financial instruments offered by competing financial services organizations, which could reduce our liquidity and, therefore, the funds we would have available for lending and could cause our interest income to decline, possibly significantly, and our costs of funds to increase, thereby adversely affecting our operating results and financial condition.

•

In response to the causes of the credit and foreclosure crises and the economic recession, Congress enacted the Dodd-Frank Act, which will increase the regulation of and impose new restrictions on banks and other financial institutions and could, as a result, increase our costs of doing business and limit our ability to pursue business and growth opportunities.

•

We continue to have a substantial dollar amount of non-performing assets, consisting of non-performing loans and real properties that we have acquired by foreclosure during the three years ended December 31, 2011. A failure to meaningfully improve the quality of the loans in our loan portfolio or to sell those real properties without incurring substantial losses could result in further write down in the carrying values of those assets, which could (i) cause us to incur losses in 2012, and (ii) lead to the imposition, by federal and state bank regulators, of additional restrictions on our operations that could adversely affect our operating results and require us to raise additional capital that could dilute our existing shareholders. See “ — Risks and Uncertainties Posed by the FRB Agreement and DFI Order to which we and the Bank are subject” below in this Item 1A.

•

We, as well as all other federally insured banks, may be required to pay significantly higher FDIC premiums to replenish the FDIC’s deposit insurance fund, which would increase our operating expenses and, thereby, reduce our income.

The recent downgrade of the U.S. government’s sovereign credit rating by Standard & Poor’s Ratings Services, and any future rating agency action with respect to the U.S. government’s sovereign credit rating, could have a material adverse effect on us. Further, the current debt crisis in Europe, and the risk that certain countries may default on their sovereign debt, and the resulting impact on the financial markets, could have a material adverse effect on our business, results of operations and financial condition.

On August 5, 2011, Standard & Poor’s downgraded the United States long-term debt rating from its AAA rating to AA+. On August 8, 2011, Standard & Poor’s downgraded the credit ratings of certain long-term debt instruments issued by Fannie Mae and Freddie Mac and other U.S. government agencies linked to long-term U.S. debt. These downgrades, any future downgrades, as well as any perceived concerns about the creditworthiness of U.S. government-related obligations, could impact our ability to obtain, and the pricing with respect to, funding that is collateralized by affected instruments and obtained through the secured and unsecured markets. We cannot predict how this or any further downgrades to the U.S. government’s sovereign credit rating, or such concerns about the creditworthiness of U.S. government-related obligations, will impact economic or capital markets conditions generally. It is possible that any such impact could have a material adverse effect on our business, results of operation, and financial position.

In addition, the current crisis in Europe has created uncertainties with respect to the ability of certain European Union countries to continue to service their sovereign debt obligations. These uncertainties have adversely impacted and have created substantial volatility in the financial markets has had, a negative impact on global economic activity. Moreover, concerns have arisen that a failure of the European Union to satisfactorily resolve this debt crisis could lead to a global economic recession which could spread to the United States. As a result, even though neither we nor the Bank hold or have any exposure to any European sovereign debt, if not satisfactorily resolved this debt crisis could have an adverse effect, which could be material, on our business, financial condition and future results of operations.

We could incur losses on the loans we make.

Loan defaults and the incurrence of losses on the loans we make are an inherent risk of the banking business. That risk has been exacerbated by the significant slowdown in the housing markets and significant increases in real estate loan foreclosures in Los Angeles, Orange, Riverside and San Diego counties of California where most of our customers are based. This slowdown is attributable to declining real estate prices, excess inventories of unsold homes, high vacancy rates at commercial properties and increases in unemployment and a resulting loss of confidence about the future among businesses and consumers that have combined to adversely affect business and consumer spending. These conditions led to an increase in our non-performing assets in 2008, 2009 and 2010, which required us to record loan charge-offs and write-downs in the carrying values of real properties that we acquired by or in lieu of foreclosure and caused us to incur losses in that three year period. A further deterioration or even a continuing weakness in economic conditions could result in additional loan charge-offs and asset write-downs that would require us to increase the provisions we make for loan losses and losses on real estate owned that would have a material adverse effect on our future operating results, financial condition and capital.

We may be required to increase our reserve for loan losses which would adversely affect our financial performance in the future.

On a quarterly basis we evaluate and conduct an analysis to estimate the losses inherent in our loan portfolio. However, this evaluation requires us to make a number of estimates and judgments regarding the financial condition of our larger borrowers, the fair value of the properties collateralizing our outstanding loans and economic trends that could affect the ability of our borrowers to meet their payment obligations to us. Based on those estimates and judgments, we make determinations, which are necessarily subjective, with respect to (i) the adequacy of our loan loss reserve to provide for write-downs in the carrying values and charge-offs of loans that may be required in the future and (ii) the need to increase that reserve by means of a charge to income (commonly referred to as the provision for loan losses). If, due to events or circumstances outside of our control or otherwise, those estimates or judgments prove to have been incorrect or the Bank’s regulators come to a different conclusion than us regarding the adequacy of the Bank’s loan loss reserve, we would have to increase the provisions we make for loan losses, which would reduce our income or could cause us to incur operating losses in the future.

Risks and Uncertainties Posed by the FRB Agreement and DFI Order to which we and the Bank are subject.

As previously reported and described in our Current Report on Form 8-K dated August 31, 2010, we entered into a written regulatory agreement (the “FRB Agreement”) with the Federal Reserve Bank of San Francisco (the “FRB”), and the Bank consented to the issuance by the DFI of a Final Order (the “DFI Order”), due primarily to the increases in loan losses and other non-performing assets and the net losses we incurred in 2008, 2009 and the first half of 2010. Set forth below is a description of material risks and uncertainties created for us by the FRB Agreement and DFI Order.

We are subject to increased regulatory oversight which increases our costs of doing business and restricts our ability to grow our banking franchise. Under the terms of the FRB Agreement and DFI Order, we and the Bank are required to implement certain corrective and remedial measures within strict time frames and to maintain certain levels of liquidity, loan loss reserves and capital. In addition, we are required to increase management oversight of our operations and are subject to more frequent regulatory examinations. These requirements have had and in the future may have the effect of increasing our expenses and adversely affecting our operating results.

The Bank is restricted from paying dividends to us and we are restricted from paying dividends to our shareholders and from making interest payments on our subordinated debt securities. Dividends from the Bank to us comprise our primary source of funds for paying dividends to our shareholders and paying interest on our junior subordinated debentures (the “Junior Subordinated Debentures”), which we issued in connection with sales of trust preferred securities in 2002 and 2004. Pursuant to the FRB Agreement and DFI Order, the Bank may not pay cash dividends to us without the prior approval of the FRB and DFI and we may not pay cash dividends to our shareholders or interest on the Junior Subordinated Debentures without the prior approval of the FRB. As previously reported, we began to defer interest payments on the Junior Subordinated Debentures in mid-2010, when we were advised by the FRB that it would not approve further interest payments pending an improvement in our operating results and increases in the Bank’s capital and we cannot predict when the FRB will permit us to resume such payments. We are permitted to defer interest payments on the Junior Subordinated Debentures for up to 20 consecutive quarters; however, if we are not permitted by the FRB to pay the deferred interest and resume making interest payments on a current basis by the end of that five year period, then we would be in default of our obligations under the Junior Subordinated Debentures, in which event the entire $17.5 million principal amount of, and accrued but unpaid interest on, the Junior Subordinated Debentures would become immediately due and payable.

Failure to satisfy the requirements of the FRB Agreement or the DFI Order could subject us to regulatory enforcement actions and additional restrictions on our business. Although we succeeded in satisfying a requirement, under the DFI Order, to increase the Bank’s capital with the net proceeds from the sale of $11.2 million of Series B Preferred Shares in August 2011, we are required to maintain the Bank’s capital ratios and continue to meet other requirements under the DFI Order and the FRB Agreement. There is no assurance that we will be able to do so. If we do not, the FRB and DFI could subject us and the Bank to regulatory enforcement actions, which could include the assessment of civil money penalties on us and the Bank, as well as on our directors, officers and other affiliated parties, and impose further restrictions on our business. Any such regulatory actions would increase our operating costs, restrict our ability to grow, make it more difficult for us to recruit officers and directors in the event the need to do so arises in the future, and could result in decreases in our income or cause us to incur losses in the future.

Liquidity risk could adversely affect our ability to fund operations and hurt our financial condition.

Liquidity is essential to our business, as we use cash to fund loans and investments and other interest-earning assets and deposit withdrawals that occur in the ordinary course of our business. Our principal sources of liquidity include deposits, Federal Home Loan Bank borrowings, sales of loans or investment securities held for sale, repayments to the Bank of loans it makes to borrowers and sales of equity securities by us. If our ability to obtain funds from these sources becomes limited or the costs to us of those funds increases, whether due to factors that affect us specifically, including our financial performance or the imposition of regulatory restrictions on us, or due to factors that affect the financial services industry in general, including weakening economic conditions or negative views and expectations about the prospects for the financial services industry as a whole, then, our ability to grow our banking business would be adversely affected and our financial condition and results of operations could be harmed.

We face intense competition from other banks and financial institutions that could hurt our business.

We conduct our business operations in Southern California, where the banking business is highly competitive and is dominated by large multi-state and in-state banks with operations and offices covering wide geographic areas. We also compete with other financial service businesses, mutual fund companies, and securities brokerage and investment banking firms that offer competitive banking and financial products and services as well as products and services that we do not offer. The larger banks and many of those other financial institutions have greater financial and other resources that enable them to conduct extensive advertising campaigns and to shift resources to regions or activities of greater potential profitability. They also have substantially more capital and higher lending limits than we do, which enable them to attract larger customers and offer financial products and services that we are unable to offer, putting us at a disadvantage in competing with them for loans and deposits. Increased competition may prevent us (i) from achieving increases, or could even result in decreases, in our loan volume or deposit balances, or (ii) from increasing interest rates on the loans we make or reducing the interest rates we pay to attract or retain deposits, either or both of which could cause a decline in our interest income or an increase in our interest expense and, therefore, lead to reductions in our net interest income and earnings.

Adverse changes in economic conditions in Southern California could disproportionately harm our business.

The substantial majority of our customers and the properties securing a large proportion of our loans are located in Southern California, where foreclosure rates and unemployment have remained high relative to most other regions of the country. A downturn in economic conditions or the occurrence of natural disasters, such as earthquakes or fires, which are more common in Southern California than in other parts of the country, could harm our business by:

•	reducing loan demand which, in turn, would lead to reduced net interest margins and net interest income;

•

adversely affecting the financial capability of borrowers to meet their loan obligations to us, which could result in increases in loan losses and require us to make additional provisions for possible loan losses, thereby adversely affecting our operating results or causing us to incur losses, as occurred in 2008, 2009 and 2010; and

•

causing reductions in real property values that, due to our reliance on real property to collateralize many of our loans, could make it more difficult for us to prevent losses from being incurred on non-performing loans through the foreclosure and sale of such real properties.

Our business is subject to interest rate risk and variations in interest rates may negatively affect our financial performance.

A substantial portion of our income is derived from the differential or “spread” between the interest we earn on loans, securities and other interest-earning assets, and the interest we pay on deposits, borrowings and other interest-bearing liabilities. Due to the differences in the maturities and repricing characteristics of our interest-earning assets and interest-bearing liabilities, changes in interest rates do not produce equivalent changes in interest income earned on interest-earning assets and interest paid on interest-bearing liabilities. Accordingly, fluctuations in interest rates could adversely affect our interest rate spread and, in turn, our profitability. In addition, as a general rule, loan origination volumes are affected by market interest rates. Rising interest rates, generally, are associated with a lower volume of loan originations while lower interest rates are usually associated with higher loan originations. Conversely, in rising interest rate environments, loan repayment rates may decline and in falling interest rate environments, loan repayment rates may increase. Also, in a rising interest rate environment, we may need to accelerate the pace of rate increases on our deposit accounts as compared to the pace of future increases in short-term market rates. Accordingly, changes in market interest rates could materially and adversely affect our net interest spread, asset quality and loan origination volume.

However, in the current economic environment, loan demand has been relatively weak despite the fact that interest rates are relatively low, due largely to the financial difficulties encountered by prospective borrowers as a result of the economic recession and the weakness of the hoped for economic recovery, the unwillingness of businesses and consumers to borrow due to uncertainties and a lack of confidence about future economic conditions and a tightening of loan underwriting standards by us, as well as other banks and lending institutions, in response to these conditions. As a result, it has become more difficult to predict the impact that changes in interest rates will have on interest rate spreads and on the future financial performance of banks, including our Bank, which has added to the volatility of and adversely affected the stock prices of many banking institutions, including our own. It is also not possible to predict how long these conditions will continue to affect us.

Government regulations may impair our operations, restrict our growth or increase our operating costs.

We are subject to extensive supervision and regulation by federal and state bank regulatory agencies. The primary objective of these agencies is to protect bank depositors and other customers and not shareholders, whose respective interests often differ. The regulatory agencies have the legal authority to impose restrictions which they believe are needed to protect depositors and customers of banking institutions, even if those restrictions would adversely affect the ability of the banking institution to expand its business or pay cash dividends, or result in increases in its costs of doing business or hinder its ability to compete with less regulated financial services companies. Additionally, due to the complex and technical nature of many of the government regulations to which banking organizations are subject, inadvertent violations of those regulations may and sometimes do occur. In such an event, we would be required to correct or implement measures to prevent a recurrence of such violations. If more serious violations were to occur, the regulatory agencies could limit our activities or growth, fine us or ultimately put us out of business in the event we were to encounter severe liquidity problems or a significant erosion of our capital below the minimum amounts required under applicable bank regulatory guidelines.

The enactment of the Dodd-Frank Act poses uncertainties for our business and is likely to increase our costs of doing business in the future.

On July 21, 2010, the President signed the Dodd-Frank Act into law. Changes made by the Dodd-Frank Act include, among others: (i) new requirements on banking, derivative and investment activities, including modified capital requirements, the repeal of the prohibition on the payment of interest on business demand accounts, and limitations on debit card interchange fees; (ii) enhanced financial institution safety and soundness regulations and increases in assessment fees and deposit insurance coverage; (iii) corporate governance and executive compensation requirements; and (iv) the establishment of new regulatory bodies, such as the Bureau of Consumer Financial Protection (the “BCFP”). The BCFP has been granted rulemaking authority over several federal consumer financial protection laws and, in some instances, has the authority to examine and enforce compliance by banks and other financial service organizations with these laws and regulations. Certain provisions of the Dodd-Frank Act were made effective immediately; however, much of the Dodd-Frank Act is subject to further rulemaking and/or studies. As a result, we cannot fully assess the impact that the Dodd-Frank Act will have on us until final rules are adopted and implemented, which could be up to 24 months from the enactment of the Dodd-Frank Act, or possibly even later.

We expect that the provisions of the Dodd-Frank Act repealing the prohibition on the payment by banks of interest on business demand deposits will result in price competition among banks for such deposits, which could increase the costs of funds to us (as well as to other banks) and result in a reduction in our net interest income in the future. However, we do not have sufficient information, as yet, to make any reliable predictions as to the impact that these provisions will have on our results of operations and financial performance in the future. See “BUSINESS — Economic Conditions and Recent Legislation and Other Government Actions — The Dodd-Frank Act” in Item 1 of this Report.

The Dodd-Frank Act also permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and permits state attorneys general to, in certain circumstances, enforce compliance with both the state and federal laws and regulations. We cannot predict whether California state agencies will adopt consumer protection laws and standards that are more stringent than those adopted at the federal level or, if any are adopted, what impact they may have on us, our business or operating results.

Premiums for federal deposit insurance have increased and may increase even more.

The FDIC uses the Deposit Insurance Fund (the “DIF”) to cover insured deposits in the event of bank failures, and maintains the DIF by assessing insurance premiums on FDIC-insured banks and depository institutions. The increase in bank failures during the three years ended December 31, 2010 caused the DIF to fall below the minimum balance required by law, forcing the FDIC to raise the insurance premiums assessed on FDIC-insured banks in order to rebuild the DIF. Depending on the frequency and severity of bank failures in the future, the FDIC may further increase premiums or assessments, which would increase our costs of business and could negatively affect our earnings and financial performance in the future.

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

Risks posed by our residential mortgage lending business.

Our residential mortgage lending business, pursuant to which we originate and purchase residential real estate mortgage loans that qualify for resale into the secondary mortgage market, poses a number of potentially significant risks that could adversely affect our business and future financial performance.

Those risks include, among others: the risk that the growth of our mortgage lending business will strain our cash and management resources; the risk that management’s time and efforts will be diverted from our commercial banking business, which could hurt our operating results; the risk that our mortgage lending business will not generate revenues in amounts sufficient to enable us to recover the substantial expenditures we have made to add experienced mortgage loan officers and administrators; the risk that our residential mortgage lending business will not grow sufficiently to contribute to earnings in relation to our investment; the risk that we will be unable to sell the mortgage loans we originate into the secondary mortgage market at a profit due to changes in interest rates or a reduction in the flow of funds into the secondary mortgage market, whether due to a further weakening in the residential real estate market or a tightening in the availability of credit or otherwise; the risk that we will be required to repurchase mortgage loans in the event that they do not conform to representations and warranties we made with respect to such loans at the time of their sale, or borrowers default on the first few mortgage loan payments; and the risks that there will be a decline in demand for residential mortgage loans or an increase in defaults by borrowers, due to increasing interest rates, an economic downturn, or declining real estate values. Accordingly, there is no assurance that our residential mortgage lending business will not hurt our earnings or cause us to incur losses in the future.

There is no assurance that the sales of the Additional Series B Preferred Shares and Common Stock to the Carpenter Funds and SBAV LP will be consummated.

In order to increase the Bank’s capital and support the future growth of our banking franchise, on August 26, 2011, we entered into (i) an Additional Series B Stock Purchase Agreement which provides for the purchase from us of $11.8 million of Series B Preferred Shares by SBAV LP and by Carpenter Community Bancfund, L.P. and Carpenter Community Bancfund-A, L.P., which are affiliated with each other (collectively, the “Carpenter Funds”) and (ii) a Common Stock Purchase Agreement which provides for the purchase by the Carpenter Funds of $15.5 million of shares of our common stock at a per share price equal to the greater of (i) the per share book value of our common stock, which was $6.26 as of December 31, 2011, or (ii) $5.31 per share. Consummation of those equity financings is subject to the satisfaction of a number of conditions, including the receipt by the Carpenter Funds of regulatory approvals they need before they can acquire those Series B Preferred Shares and the common stock. We do not know whether those conditions will be satisfied and, therefore, there continues to be a risk that the sales of the $11.8 million of Series B Preferred Shares and the $15.5 million of common stock will not be consummated. In that event, it may become necessary for us to raise additional capital from other sources before we will be released from the restrictions of the FRB Agreement and DFI Order and to support the growth of our banking franchise. However, our ability to raise additional capital from other sources will be affected by our future financial performance and by economic and market conditions over which we do not have control. As a result, there is no assurance that, if needed, we would be able to raise additional capital in a meaningful amount from other sources on acceptable terms, if at all.

We may be unable to resume the implementation of our strategy to grow our banking franchise in the future.

A key element of our business strategy has been to grow our banking franchise primarily by (i) opening new banking offices, (ii) offering new revenue generating products or services, such as the commencement, in the second quarter of 2009, of our mortgage banking operations, and (iii) adding banking professionals at our existing banking offices, with the objective of attracting additional customers including, in particular, small-to-medium size businesses, that would add to our profitability. Due to the losses we incurred during the three years ended December 31, 2010, the need to dedicate more personnel to the management and reduction of non-performing loans, and our increased focus on raising additional capital and returning the Bank to profitability, we have had to significantly curtail our growth strategy and we cannot predict how long it will be before we will able to resume the implementation of that strategy. Among other things we will need to substantially increase our capital to support the growth of our banking franchise. If the sales of the additional Series B Shares and Common Stock to the Carpenter Funds cannot be consummated and we are not able to raise substantial additional capital from other sources, we may be unable to resume the implementation of our growth strategy for a considerable period of time.

Expansion of our banking franchise might not achieve expected growth or increases in profitability and may adversely affect our future operating results.

If the equity financings described in the two immediately preceding paragraphs are consummated, the implementation of our growth strategy, either through organic growth or the acquisition of other banks, will pose a number of risks for us, including:

•

the risk that any newly established banking offices will not generate revenues in amounts sufficient to cover the costs of those offices, which would reduce our income or cause us to incur operating losses;

•

the risk that any bank acquisitions we might consummate in the future will prove not to be accretive to or may reduce our earnings if we do not realize anticipated cost savings or if we incur unanticipated costs in integrating the acquired banks into our operations or a substantial number of the customers of the acquired banks move their banking business to our competitors;

•	the risk that such expansion efforts will divert management time and effort from our existing banking operations, which could adversely affect our future financial performance; or

•	the risk that the additional capital we may need to support our growth or the issuance of shares in any bank acquisitions will be dilutive to the share ownership of our existing shareholders.

We rely on communications, information, operating and financial control systems technology from third-party service providers, and we may suffer an interruption in those systems.

We rely heavily on third-party service providers for much of our communications, information, operating and financial control systems technology, including our online banking services and data processing systems. Any failure or interruption, or breaches in security, of these systems could result in failures or interruptions in our customer relationship management, general ledger, deposit, servicing and/or loan origination systems and, therefore, could harm our business, operating results and financial condition. Additionally, interruptions in service and security breaches could lead existing customers to terminate their banking relationships with us and could make it more difficult for us to attract new banking customers.

We are exposed to risk of environmental liabilities with respect to real properties which we may acquire.

Due to the continued weakness of the U.S. economy and, more specifically, the California economy, including high levels of unemployment and the continuing declines in real estate values, many borrowers have been unable to meet their loan repayment obligations and, as a result, we have had to initiate foreclosure proceedings with respect to and take title to an increased number of real properties that had collateralized their loans. Moreover, if the economic conditions remain weak or worsen, we may have to continue to foreclose and take title to additional real properties. As an owner of such properties, we could become subject to environmental liabilities and incur substantial costs for any property damage, personal injury, investigation and clean-up that may be required due to any environmental contamination that may be found to exist at any of those properties, even though we did not engage in the activities that led to such contamination. In addition, if we are the owner or former owner of a contaminated site, we may be subject to common law claims by third parties seeking damages for environmental contamination emanating from the site. If we were to become subject to significant environmental liabilities or costs, our business, financial condition, results of operations and prospects could be adversely affected.

Managing reputational risk is important to attracting and maintaining customers, investors and employees.

Threats to our reputation can come from many sources, including adverse sentiment about financial institutions generally, unethical practices, employee misconduct, failure to deliver minimum standards of service or quality, compliance deficiencies and questionable or fraudulent activities of our customers. We have policies and procedures in place to promote ethical conduct and protect our reputation. However, these policies and procedures may not be fully effective. Negative publicity regarding our business, employees, or customers, with or without merit, may result in the loss of customers, investors and employees, costly litigation, a decline in revenues and increased governmental regulation.

The price of our common stock may be volatile or may decline, which may make it more difficult to realize a profit on your investment in our shares of common stock.

The trading prices of our common stock may fluctuate widely as a result of a number of factors, many of which are outside our control. In addition, our stock price has not only been volatile, but also has declined significantly during the three years ended December 31, 2010, due to the losses we incurred during that period and uncertainties about how long it will take us to achieve sustained profitability. The volatility of our stock price in the future may increase due to the recent sales of the $11.2 million of Series B Convertible Preferred Stock and, if consummated, the pending sales of the $11.8 million of additional Series B Preferred Shares and the $15.5 million of common stock to the Carpenter Funds, because the common stock into which Series B Preferred Shares are convertible and the common stock to be sold to the Carpenter Funds will be saleable in the open market. Moreover our stock price in the future could be adversely affected by other factors, some of which are outside of our control, including:

•	quarterly fluctuations in our operating results or financial condition;

•	failure to meet analysts’ revenue or earnings estimates;

•	the restrictions, described below, on our ability to pay cash dividends on our common stock;

•	the imposition of additional regulatory restrictions on our business and operations or an inability to meet regulatory requirements such as those contained in the FRB Agreement and DFI Order;

•	an inability to resume our growth strategy in the near term or to successfully implement that strategy in the future;

•	strategic actions by us or our competitors, such as acquisitions or restructurings;

•	fluctuations in the stock prices and operating results of our competitors;

•	general market conditions and, in particular, developments related to market conditions for the financial services industry stocks;

•	proposed or newly adopted legislative or regulatory changes or developments aimed at the financial services industry;

•	any future proceedings or litigation that may involve or affect us; and

•	continuing concerns and a lack of confidence among investors that economic and market conditions will improve.

We are currently restricted from paying dividends, and do not anticipate paying any cash dividends on our common stock for the foreseeable future.

Dividends from the Bank will be the principal source of funds available to us to pay cash dividends to our shareholders in the future. However, as described above, pursuant to the FRB Agreement and DFI Order, the Bank may not pay cash dividends to us without the prior approval of the FRB and DFI and we may not pay cash dividends to our shareholders without the prior approval of the FRB. There is no assurance when those restrictions might be lifted, if at all. Additionally, we and the Bank are subject to additional restrictions which currently and in the future may prevent us from paying cash dividends on our common stock:

•

As described above, we began deferring interest payments on our Junior Subordinated Debentures in mid-2010. Under the terms of the indentures governing the Junior Subordinated Debentures, we are precluded from paying cash dividends on our common stock or preferred stock unless and until we have paid all of the deferred interest in full and thereafter make interest payments on the Junior Subordinated Debentures as and when they become due.

•

No dividends may be declared or paid on shares of our common stock unless we first pay dividends to the holders of the outstanding shares of our preferred stock. There is no assurance if or when we will be able to pay such dividends on our preferred stock, however.

•

California laws also place restrictions on the ability of California corporations to pay cash dividends on preferred or common stock. Subject to certain limited exceptions, a California corporation may pay cash dividends only to the extent of (i) the amount of its retained earnings or (ii) the amount by which the fair value of the corporation’s assets exceeds its liabilities. Although the fair value of our assets exceeded our liabilities at December 31, 2011, due to the restrictions under the FRB Agreement and DFI Order which preclude us from paying dividends to shareholders and interest on the Junior Subordinated Debentures and the Bank from paying dividends to us, as well as the dividend preference of the holders of our outstanding preferred stock, there is no assurance as to when we might be able to pay dividends on our common stock in the future.

Finally, even if the regulatory and other restrictions on the payment of dividends by us and the Bank are lifted and we generate retained earnings in the future, it is our intention to retain cash to increase our capital and fund our operations and the expansion of our banking franchise. As a result, we have no intention to pay cash dividends at least for the foreseeable future on our common stock.

If the pending sales of additional preferred stock and common stock are completed, or we otherwise sell additional shares of our common stock, our shareholders could be subject to significant dilution in their share ownership and voting power.

Potential Dilutive Effects of Sales of Additional Equity Securities. If we succeed in consummating the sales of additional Series B Preferred Shares and common stock to the Carpenter Funds and SBAV LP (the “Equity Investors”) pursuant to the definitive securities purchase agreements we entered into on August 26, 2011, those sales will dilute the percentage ownership and voting power of our existing shareholders and, depending on the prices paid by our existing shareholders for their shares of common stock, also in terms of the differences between the amounts they paid for their shares and the prices that the Equity Investors will have paid for their shares. This dilution also could have an adverse impact on the trading prices of our common stock.

Moreover, subject to market conditions and other factors, we may seek to sell additional common stock or other equity securities in the future to meet capital requirements or to fund the growth of our business. The sales or issuances of additional common stock or other equity securities could also be dilutive of our existing shareholders depending largely on the prices at which, and the number of, additional shares or other equity securities we may sell or issue.

At December 31, 2011, options to purchase a total of 1,153,741 shares of our common stock, at an average exercise price of $7.39 per share, were outstanding and an additional 550,814 shares were available for the grant of options or other equity incentives in the future under our 2010 Equity Incentive Plan. The issuance of shares pursuant to any of those options or pursuant to any other equity incentives we may grant in the future may dilute our existing shareholders.

Risks Associated with the Increase in Voting Power of the Equity Investors. If the sales of the Additional Series B Preferred Shares and common stock to the Equity Investors are consummated, the “Carpenter Funds” will own a total of approximately 28% of our voting stock and will be the largest shareholder of the Company.

Further, as previously reported in our Current Report on Form 8-K dated August 26, 2011, concurrently with the sale of the Series B Preferred Shares, we entered into certain investor rights agreements with the Equity Investors. If the Carpenter Funds purchase the Additional Series B Preferred Shares and the shares of common stock pursuant to the Additional Series B and the Common Stock Purchase Agreements, respectively, they will become entitled to designate three individuals to serve on the respective Boards of Directors of both the Company and the Bank (subject to any required regulatory approvals). Due to the appointment of three representatives on the Board of Directors and their ownership of our voting stock, the Carpenter Funds will have the ability to significantly influence the outcome of matters requiring approval of our Board of Directors and matters requiring the approval of our shareholders, including the approval of mergers and acquisitions or changes in corporate control, and could have significant influence over our operations. There is no assurance that the interests of the Carpenter Funds will be consistent with the interests of our other shareholders or that the Carpenter Funds will not exercise their voting power in ways that could adversely affect our other shareholders. Moreover, this concentration of ownership also could have additional adverse consequences, including (i) discouraging a potential acquirer from attempting to acquire us, which could impede or prevent transactions in which our shareholders might otherwise receive a premium for their shares, and (ii) making it more difficult for us to sell additional shares at prices in excess of those paid by the selling shareholders for their shares of common stock, even if our financial performance significantly improves.

Our articles of incorporation permit our Board of Directors to authorize and sell additional shares of preferred stock on terms that could discourage a third party from making a takeover offer that may be beneficial to our shareholders.

Our Board of Directors has the power, under our articles of incorporation, to create and authorize the sale of one or more new series of preferred stock without having to obtain shareholder approval for such action. As a result, the Board could authorize the issuance of and issue shares of a new series of preferred stock to implement a shareholders rights plan (often referred to as a “poison pill”) or could sell and issue preferred shares with special voting rights or conversion rights that could deter or delay attempts by our shareholders to remove or replace management, and attempts of third parties to engage in proxy contests and effectuate changes in control of us.

Our business may face other risks.

Our business and financial performance could be materially and adversely affected in the future by other risks or developments that either are not known to us at the present time or are currently immaterial to our business. Such risks could include, but are not necessarily limited to, unexpected changes in government regulations, the commencement of litigation against us and unexpected adverse changes in local, national or global economic or market conditions.

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

Set forth below is information regarding our headquarters office and our seven existing financial services centers. All of our offices are leased. We believe that our current facilities are sufficient for our company, if headcount increases above capacity we may need to lease additional space.

Location	Square Footage	Lease Expiration Date
Headquarters Offices and Online Banking Facility:
Costa Mesa, California	21,000	May, 2016
Mortgage Banking Division:
Costa Mesa, California	13,300	January, 2015
Financial Centers:
Costa Mesa, California	3,000	June, 2016
Newport Beach, California	10,500	June, 2016
San Juan Capistrano, California	7,600	April, 2013
Beverly Hills, California	4,600	August, 2016
La Jolla, California	3,800	February, 2012
La Habra, California	6,000	January, 2013
Ontario, California	5,000	May, 2012

ITEM 3.	LEGAL PROCEEDINGS

Mark Zigner vs. Pacific Mercantile Bank, et al., filed in January, 2010, in the California Superior Court for the County of Orange (Case No. 0337433). As previously reported in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, this lawsuit was filed by plaintiff asserting that the Bank had wrongfully exercised certain remedies in its efforts to recover borrowings owed by plaintiff to the Bank under (i) a $2.215 million construction loan which was secured by a first trust deed on real property owned by plaintiff, and (ii) a $200,000 unsecured line of credit. Plaintiff also maintained deposit accounts with the Bank.

Plaintiff failed to repay outstanding borrowings of approximately $191,000 due at the maturity date of his line of credit in April 2009. When plaintiff refused demands to repay those borrowings, the Bank set off that amount against plaintiff’s deposit accounts in accordance with the express terms of his line of credit agreement with the Bank. Plaintiff also failed to repay his construction loan when it matured in August 2009 and, in October 2009, the Bank commenced foreclosure proceedings against the real property collateralizing that loan.

In his lawsuit, plaintiff claimed that the set off by the Bank against plaintiff’s deposit accounts was wrongful based on allegations that the Bank had (i) agreed to extend the line of credit and breached that agreement when it exercised its set off rights, and (ii) failed to provide him with prior notice of the set off and an opportunity to cure his default under the line of credit. Plaintiff also asserted certain related claims, including an alleged breach by the Bank of an implied covenant of good faith and fair dealing.

The case was tried before a jury in August, 2011. However, as we reported in our third quarter 2011 10-Q, (i) before the case went to the jury for a decision, the trial judge ruled that the Bank had wrongfully exercised its set off rights and based on that finding, the jury awarded plaintiff $100,000 of compensatory damages, and (ii) the jury later found that the Bank’s exercise of its set off rights also constituted a wrongful conversion of plaintiff’s funds and as a result, that the plaintiff also was entitled to awards of $150,000 in compensatory damages and $1.87 million in punitive damages against the Bank.

In response to a proposed statement of decision submitted to the trial judge by plaintiff following the jury verdict, the Bank asserted that the judge’s ruling with respect to the Bank’s set off rights and the jury’s findings with respect to plaintiff’s claims of wrongful conversion were erroneous and that, as a result, plaintiff was not entitled, as a matter of law, to an award of either compensatory or punitive damages. The Bank also asserted that if the trial judge were to determine that plaintiff was entitled to punitive damages, the $1.87 million punitive damage award, which was nearly 12.5 times the $150,000 compensatory damage award for conversion, was excessive as a matter of California law, which provides that punitive damage awards may range from one to four times the amount of compensatory damages. Nevertheless, the trial judge initially sustained the plaintiff’s statement of decision.

The Bank then filed motions with the court for a judgment notwithstanding the verdict and, in the alternative, for a new trial, as well as a motion to vacate the findings set forth in the statement of decision. A hearing on these motions was held on February 8, 2012. The court thereafter rejected the Bank’s motion for a judgment notwithstanding the verdict and, while it sustained the rulings on compensatory damages, the trial court ruled that the jury’s punitive damage award was excessive and that the Bank’s motion for a new trial would be granted, unless the plaintiff agreed to accept a reduction in the punitive damage award from $1.87 million to $950,000. On February 21, 2011 we learned that the plaintiff had agreed to accept that reduction in the punitive damage award and a final judgment has been entered against the Bank in the amount of $1.2 million. In addition, the trial court entered an award to plaintiff of his attorneys fees and costs, in the amount of $540,000.

Following the entry of the final judgment by the trial court, the Bank filed an appeal of the trial court’s rulings and the jury verdict, asserting that those rulings and the jury’s verdict were erroneous and that plaintiff is not entitled, as a matter of law, to an award of either compensatory or punitive damages. Because the appeals process has just begun, it is not possible at this time to predict, with any certainty, how the appellate courts will ultimately rule on our appeal. However, we believe that the judgment entered by the court against the Bank will be overturned on appeal.

Other Legal Actions. We are subject to legal actions that arise from time to time in the ordinary course of our business. Currently there are no such pending legal proceedings that we believe will have a material adverse effect on our financial condition or results of operations.

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is information, as of January 26, 2012, regarding our principal executive officers:

Name and Age	Positions with Bancorp and the Bank
Raymond E. Dellerba, 64	President and Chief Executive Officer of the Company and the Bank
Nancy Gray, 61	Senior Executive Vice President and Chief Financial Officer of the Company and the Bank
Robert W. Bartlett, 65	Senior Executive Vice President and Chief Operating Officer of the Bank

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

Robert W. Bartlett, joined Pacific Mercantile Bank as its Senior Executive Vice President and Chief Operating Officer on October 31, 2008. In his banking career spanning some 34 years, Mr. Bartlett has held key senior management positions in Orange and Los Angeles County banks including Commercial Banking Manager, Area Credit Administrator, Chief Credit Officer and Chief Operating Officer.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES

Trading Market for the Company’s Shares

Our common stock is traded on the NASDAQ Global Select Market under the symbol “PMBC.” The following table presents the high and low sales prices of our common stock, as reported on the NASDAQ Global Select Market, for each of the calendar quarters indicated below:

	High	Low
Year Ended December 31, 2011
First Quarter	$4.72	$3.69
Second Quarter	$4.44	$3.11
Third Quarter	$4.54	$3.31
Fourth Quarter	$3.50	$2.94
Year Ended December 31, 2010
First Quarter	$3.15	$2.75
Second Quarter	$5.25	$2.73
Third Quarter	$3.93	$2.99
Fourth Quarter	$4.01	$2.90

The high and low per share sale prices of our common stock on the NASDAQ Global Select Market on February 21, 2012, were $3.90 and $4.09 per share, respectively and, as of that same date, there were approximately 149 holders of record of our common stock.

Stock Price Performance

The graph on the following page compares the stock performance of our common stock, in each of the years in the five year period ended December 31, 2011, with that of (i) the Russell Microcap Index, which is comprised of the smallest 1,000 members of the Russell 2000 and the next smallest 1,000 companies, by market cap, which include the Company, and (ii) an index, published by SNL Securities L.C. (“SNL”) and known as the SNL Western Bank Index, which is comprised of 59 banks and bank holding companies (including the Company), the shares of which are listed on NASDAQ or the New York Stock Exchange and most of which are based in California and the remainder of which are based in nine other western states, including Oregon, Washington and Nevada.

(1)	The source of the above graph and chart is SNL Securities, L.C. (“SNL”).

	Period Ending
Index	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
Pacific Mercantile Bancorp	100.00	76.03	30.56	18.84	23.14	20.33
SNL Western Bank Index	100.00	83.53	81.33	74.68	84.62	76.45
Russell Microcap Index	100.00	92.00	54.88	70.91	91.81	83.06

The Stock Performance Graph assumes that $100 was invested in Company common stock on December 31, 2006, and, at that same date, in the Russell Microcap Index and the SNL Western Bank Index and that any dividends paid in the indicated periods were reinvested. Shareholder returns shown in the Performance Graph are not necessarily indicative of future stock price performance.

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

In the first quarter of 2009, the Board of Directors decided that the prudent course of action, in light of the economic recession, was to preserve cash and earnings to enhance the Bank’s capital position and to be in a position to take advantage of improved economic and market conditions in the future. In addition, in August 2010, both the Bank and the Company entered into a Written Agreement with the FRB, their primary federal banking regulator; and the DFI, the Bank’s state banking regulator, issued a regulatory order (the “DFI Order”) imposing restrictions on the Company and the Bank. The FRB Agreement and DFI Order, among other things, prohibits the payment of cash dividends and share repurchases without the approval of the

FRB and the DFI. See “Item 1 – Business – Supervision and Regulation – Pacific Mercantile Bancorp — Regulatory Action Taken by the FRB and the DFI.” Accordingly, we do not expect to pay cash dividends or make share purchases at least for the foreseeable future.

Restrictions on the Payment of Dividends

Cash dividends from the Bank represent the principal source of funds available to the Bancorp, which it might use to pay cash dividends to shareholders or for other corporate purposes, such as expansion of its business. Therefore, government regulations, including the laws of the State of California, as they pertain to the payment of cash dividends by California state chartered banks, limit the amount of funds that the Bank would be permitted to dividend to the Bancorp. As a result, those laws also affect the ability our to pay cash dividends to our shareholders or fund other expenditures. In particular, under California law, cash dividends by a California state chartered bank may not exceed, in any calendar year, the lesser of (i) the sum of its net income for the year and its retained net income from the preceding two years (after deducting all dividends paid during the period), or (ii) the amount of its retained earnings.

Moreover, as a California corporation, the Company’s ability to pay cash dividends is subject to restrictions under the California Corporations Code. Those restrictions provide that a California corporation may pay a cash dividend (a) if the amount of the dividend does not exceed the sum of the corporation’s retained earnings plus (ii) the amount, if any, of dividends in arrears on shares which have preferential dividend rights over the rights of shareholders that will be receiving the dividend; or (b) if, immediately after the dividend is paid, the greater of the book or fair value of the corporation’s assets equals or exceeds the sum of (i) its total liabilities plus (ii) the liquidation preference of any shares which have a preference upon dissolution over the rights of shareholders receiving the dividend.

Additionally, because the payment of cash dividends has the effect of reducing capital, the capital requirements imposed on bank holding companies and commercial banks often operate, as a practical matter, to preclude the payment, or limit the amount of, cash dividends that might otherwise be permitted by California law; and the federal bank regulatory agencies, as part of their supervisory powers, generally require insured banks to adopt dividend policies which limit the payment of cash dividends much more strictly than do applicable state laws. As previously discussed above, we are prohibited from paying cash dividends to shareholders without the prior approval of the FRB and the DFI. Moreover, we have had to defer interest payments on junior subordinated debentures that we issued in 2002 and 2004 as a result of restrictions contained in the FRB Agreement. Under the terms of those debentures, we may not pay cash dividends on our common stock or preferred stock unless and until we have paid all of the deferred interest in full and thereafter make interest payments on the debentures as and when they become due. See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONŞ—Contractual Obligations—Junior Subordinated Debentures” in Item 7 of this Report for additional information regarding the junior subordinated debentures. Accordingly, we do not expect to pay cash dividends for at least the foreseeable future.

The shares of our Series B Preferred Stock are entitled to receive dividends payable in cash at a rate of 8.4% per annum if, as and when declared by the Board of Directors. If, however, due to legal or regulatory restrictions, such as the dividend restrictions under California law or under the FRB Agreement, the Company is unable to pay cash dividends on the Series B Preferred Stock for two semi-annual dividend periods, then the Company will be required to pay such dividends in shares of Series C Preferred Stock. The issuance of shares of Series C Preferred Stock would be dilutive of the ownership that our existing common shareholders have in the Company. In addition, no dividends may be declared or paid on shares of the Company’s common stock unless dividends are first paid (either in cash or in shares of Series C Preferred Stock) on the shares of Series B Preferred Stock and any shares of Series C Preferred Stock that may have been issued and are then outstanding.

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

Equity Compensation Plans

Certain information, as of December 31, 2011, with respect to our equity compensation plans is set forth in Item 12, in Part III, of this Report.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The selected statement of operations data for the fiscal years ended December 31, 2011, 2010 and 2009, the selected balance sheet data as of December 31, 2011 and 2010, and the selected financial ratios (other than tangible book value per share), that follow below were derived from our audited consolidated financial statements included in Item 8 of this Report and should be read in conjunction with those audited consolidated financial statements, together with the notes thereto, and with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of this Report. The selected statement of operations data for the years ended December 31, 2008 and 2007, the selected balance sheet data as of December 31, 2009, 2008 and 2007, and the selected financial ratios (other than tangible book value per share) for the periods prior to January 1, 2010 are derived from audited consolidated financial statements that are not included in this Report.

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands except per share data)
Selected Statement of Operations Data:
Total interest income	$44,290	$50,919	$51,644	$61,611	$70,058
Total interest expense	11,099	18,081	29,883	34,498	38,617

Net interest income	33,191	32,838	21,761	27,113	31,441
Provision for loan losses	(833)	8,288	23,673	21,685	2,025

Net interest income (loss) after provision for loan losses	34,024	24,550	(1,912)	5,428	29,416
Noninterest income	8,229	6,771	5,522	2,606	1,673
Noninterest expense	37,054	36,317	33,251	23,702	21,718

Income (loss) before income taxes	5,199	(4,996)	(29,641)	(15,668)	9,371
Income tax expense (benefit)	(6,433)	8,958	(12,333)	(3,702)	3,601

Net income (loss)	$11,632	$(13,954)	$(17,308)	$(11,966)	$5,770
Cumulative undeclared dividends on preferred stock	(440)	(1,075)	(61)	—	—

Net income (loss) available allocable to common shareholders	$11,192	$(15,029)	$(17,369)	$(11,966)	$5,770

Per share data-basic:
Net income (loss)—basic	$0.99	$(1.44)	$(1.66)	$(1.14)	$0.55

Per share data-diluted:
Net income (loss)—diluted	$0.98	$(1.44)	$(1.66)	$(1.14)	$0.53

Weighted average shares outstanding
Basic	11,361,389	10,434,665	10,434,665	10,473,476	10,422,830
Diluted	11,371,524	10,434,665	10,434,665	10,473,476	10,855,160
Dividends per share	—	—	—	$0.10	—

	December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands except for per share information)
Selected Balance Sheet Data:
Cash and cash equivalents(1)	$96,467	$32,678	$141,651	$107,133	$53,732
Total loans(2)	641,962	722,210	813,194	828,041	773,071
Total assets	1,024,552	1,015,870	1,200,636	1,164,059	1,077,023
Total deposits	862,047	816,226	960,438	821,686	746,663
Junior subordinated debentures	17,527	17,527	17,527	17,527	17,527
Total shareholders’ equity	86,625	63,416	74,472	84,232	96,862
Tangible book value per share	$6.26	$4.86	$6.14	$8.07	$9.23
Tangible book value per share, as adjusted(3)	$6.08	$5.55	$6.71	$8.08	$9.36

(1)	Cash and cash equivalents include cash and due from other banks and federal funds sold.
(2)	Net of allowance for loan losses and exclusive of mortgage loans held for sale.
(3)

Tangible book value per share is unaudited, does not include accumulated other comprehensive income (loss) which is included in shareholders’ equity, and assumes that the each share of Series A Preferred Stock and Series B Preferred Stock was converted into 13.07 and 18.80 shares, respectively, of common shares.

	For the Year Ended December 31,
	2011	2010	2009	2008	2007
	(unaudited)
Selected Financial Ratios:
Return on average assets	1.15%	(1.20)%	(1.45)%	(1.06)%	0.53%
Return on average equity	16.51%	(19.26)%	(20.13)%	(12.37)%	6.25%
Ratio of average equity to average assets	6.98%	6.23%	7.16%	8.59%	8.47%

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Forward Looking Statements

The following discussion contains statements (which are commonly referred to as “forward looking statements”) which discuss our beliefs or expectations about (i) our future financial performance and future financial condition and (ii) operating trends in our markets and in economic conditions more generally. The consequences of those operating trends on our business and the realization of our expected future financial results, as discussed in those forward looking statements, are subject to a number of risks and uncertainties including those described above in Item 1A of this Report under the caption “RISK FACTORS.” Due to those risks and uncertainties, our future financial performance may differ, possibly significantly, from the performance that is currently expected as set forth in the forward looking statements. As a result, you should not place undue reliance on those forward looking statements. We disclaim any obligation to update or revise any of the forward looking statements, whether as a result of new information, future events or otherwise, except as may be required by applicable law or Nasdaq rules.

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

Overview of Fiscal 2011 Operating Results

The following table sets forth selected financial information comparing our results of operations for the fiscal year ended December 31, 2011 to our results of operations in the years ended December 31, 2010 and 2009.

	Year Ended December 31,
	Amount	Amount	Percent Change	Amount	Percent Change
	2011	2010	2011 vs. 2010	2009	2010 vs. 2009
	(Dollars in thousands, except per share data)
Interest income	$44,290	$50,919	(13.0)%	$51,644	(1.4)%
Interest expense	11,099	18,081	(38.6)%	29,883	(39.5)%

Net interest income	33,191	32,838	1.1%	21,761	50.9%
Provision for loan losses	(833)	8,288	(110.1)%	23,673	(65.0)%

Net interest income (expense) after provision for loan losses	34,024	24,550	38.6%	(1,912)	(1,384.0)%
Noninterest income	8,229	6,771	21.5%	5,522	22.6%
Noninterest expense	37,054	36,317	2.0%	33,251	9.2%

Income (loss) before income taxes	5,199	(4,996)	204.1%	(29,641)	(83.1)%
Income tax expense (benefit)	(6,433)	8,958	(171.8)%	(12,333)	(172.6)%

Net income (loss)	$11,632	(13,954)	183.1%	$(17,308)	19.4%

Net income (loss) per share—diluted	$0.98	$(1.44)	168.4%	$(1.66)	13.3%
Weighted average number of diluted shares	11,371,524	10,434,665	8.9%	10,434,665	—

As the above table indicates, in 2011 we generated net income of $11.6 million, or $0.98 per diluted share, as compared to a net loss of $14 million, or $1.44 per diluted share, in 2010. That improvement was primarily attributable to the following:

•

Reduction in the Provisions for Loan Losses. In 2011 we were able to reduce the provisions we made for loan losses by $9.1 million, or 110%, as compared to 2010, primarily as a result of declines in net loan charge-offs, loan delinquencies and total loans outstanding and an increase in recoveries of previously charged off loans. Although that reduction in the provisions made for loan losses resulted in a reduction in the amount of the allowance for loan losses at December 31, 2011, as compared to December 31, 2010, the ratio of the allowance to total loans outstanding at December 31, 2011 remained substantially unchanged at 2.37%, as compared to 2.44% at December 31, 2010. Due to the reduction in the provisions made for loan losses, net interest income after the provisions for loan losses increased by nearly $10.1 million, or 38.6%, to $34.6 million in 2011, as compared to $24.6 million in 2010.

•

Increase in Noninterest Income. Noninterest income increased in 2011 by approximately $1.5 million, or 21.5%, to $8.3 million, from $6.8 million in 2010. That increase was due primarily to a $2.3 million, or 62.3%, increase in our mortgage banking revenue, which was attributable to a substantial increase in the volume of mortgage loans that we originated and sold into the secondary mortgage market. That increase in mortgage banking revenues was partially offset by a $1.1 million, or 73.5%, decrease in gains on sales of securities in 2011 as compared to 2010.

•

Pre-Tax Income. Due primarily to the reduction in the provisions made for loan losses and the increase in noninterest income, we generated pre-tax income of $5.2 million in 2011, an improvement of $10.2 million, or 204.1%, from a pre-tax loss of $5.0 million in 2010.

•

Income Tax Benefit. In 2011 we recorded a non-cash income tax benefit of $6.4 million as a result of a $7.0 million reduction in a $15 million valuation allowance that we had established in previous years by means of non-cash charges against the our deferred tax assets, including charges of $10.7 million and $3.0 million to the provision for income taxes in 2010 and 2009, respectively. Those charges were taken as a result of determinations we made in 2010 and 2009 that, due to economic recession and the loan losses and net losses we were then incurring, it had become more likely, than not, that we would not be able to use the tax benefits which comprised our deferred tax asset to offset or reduce income taxes in future periods. In the fourth quarter of 2011 we determined, on the basis of a strengthening of the economy, an improvement in the quality of our loan portfolio and an increase in our earnings, that it had become more likely, than not, that we would be able to use approximately $7.0 million of the tax benefits comprising our deferred tax asset to offset or reduce income taxes in future periods. As a result, we reduced the valuation allowance by a corresponding amount and recognized the $6.4 million tax benefit for 2011. See “Critical Accounting Policies—Deferred Tax Asset” below.

Partially offsetting the increase in our net interest income, after the provision for loan losses, and the increase in our non-interest income was a $737,000, or 2%, increase in noninterest expense in 2011, as compared to 2010. That increase was primarily due to increases in compensation expense and in the carrying costs of other real estate owned and a provision made for contingencies, which were partially offset by reductions in FDIC insurance expense and professional fees.

Set forth below are certain key financial performance ratios and other financial data for or at the end of the periods indicated:

	Year Ended December 31,
	2011	2010	2009
Return on average assets	1.15%	(1.20)%	(1.45)%
Return on average shareholders’ equity	16.51%	(19.26)%	(20.13)%
Ratio of average equity to average assets	6.98%	6.23%	7.16%
Net interest margin(1)	3.41%	2.92%	1.90%

(1)	Net interest income expressed as a percentage of total average interest earning assets.

Changes in Financial Condition in 2011

Decrease in the Allowance for Loan Losses. As previously noted, we decreased the allowance for loan losses to $15.2 million, or 2.37% of loans outstanding at December 31, 2011, from $18.1 million, or 2.44% of loans outstanding at December 31, 2010, due primarily to declines in total loans outstanding at December 31, 2011 as compared to December 31, 2010 and reductions in net loan charge-offs and loan delinquencies during the year ended December 31, 2011, as compared to the year ended December 31, 2010.

Reduction in Outstanding Borrowings. During 2011, we used available cash to reduce our outstanding Federal Home Loan Bank (“FHLB”) borrowings to $49 million at December 31,2011 comprised of $34 million in short-term borrowings and $15 million in long-term borrowings. By comparison, our FHLB borrowings at December 31, 2010 totaled $112 million, comprised of $68 million of short-term borrowings and $44 million of long-term borrowings. This decrease in FHLB borrowings contributed to the reduction in our interest expense in the year ended December 31, 2011.

Change in Mix of Deposits to a Greater Proportion of Lower Costs Deposits. During 2011, the volume of non-interest bearing and lower cost deposits increased to 23.6% and the volume of higher-costs certificates of deposits decreased to 76.4%, in each case as a percentage of total deposits, from 17.7% and 82.3%, respectively, at December 31, 2010. That change in the mix of deposits contributed to a decline in interest expense during fiscal 2011. See “Financial Condition—Deposits” below in this Item 7.

Increase in Shareholder’s Equity and Improvement in Capital Ratios. Shareholders equity at December 31, 2011 totaled $86.6 million, an increase of $23.2 million, or 36.6%, from $63.4 million at December 31, 2010. That increase was primarily attributable to the $11.6 million in net earnings in 2011, and the sale, in August 2011, of $11.2 million of Series B Convertible 8.4% Preferred Stock (the “Series B Preferred Shares”). As a result, the consolidated book value of our common stock increased to $6.26 per share at December 31, 2011 from $4.86 per share at December 31, 2010. Due to this increase in shareholders equity, the ratio of our consolidated total capital-to-risk weighted assets (which is the principal federal regulatory measure of the financial strength of banking institutions) increased to 13.4% at December 31, 2011, from 11.3% at December 31, 2010. As a result, we continued to exceed the highest of the capital standards that are applicable to bank holding companies under federal banking regulations.

We contributed the net proceeds from the sale of the $11.2 million of Series B Preferred Stock to the Bank to enable it to increase the ratio of its adjusted tangible shareholders’ equity to its tangible assets above 9%, as required under a regulatory order issued by the Department of Financial Institutions (the “DFI”) in August 2010. See “Capital Resources” below in this Item 7.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and accounting practices in the banking industry. Certain of those accounting policies are considered critical accounting policies, because they require us to make estimates and assumptions regarding circumstances or trends that could materially affect the value of those assets, such as economic conditions or trends that could impact our ability to fully collect our loans or ultimately realize the carrying value of certain of our other assets. Those estimates and assumptions are made based on current information available to us regarding those economic conditions or trends or other circumstances. If changes were to occur in the events, trends or other circumstances on which our estimates or assumptions were based, or other unanticipated events were to occur that might affect our operations, we may be required under GAAP to adjust our earlier estimates and to reduce the carrying values of the affected assets on our balance sheet, generally by means of charges against income, which could also affect our results of operations in the fiscal periods when those charges are recognized.

Our critical accounting policies relate to the determinations of our allowance for loan losses, the fair values of securities available for sale and the realizability, and hence the valuation, of our deferred tax asset.

Allowance for Loan Losses. Like virtually all banks and other financial institutions, we follow the practice of maintaining an allowance to provide for possible loan losses that occur from time to time as an incidental part of the banking business. The accounting policies and practices we follow in determining the sufficiency of that allowance, which is commonly referred to as the “allowance for loan losses” or the “ALL”) require us to make judgments and assumptions about economic and market conditions and trends that can affect the ability of our borrowers to meet their loan payment obligations to us. In making those judgments, we use historical loss factors, adjusted for current economic and market conditions, other economic indicators and applicable bank regulatory guidelines, to determine losses inherent in our loan portfolio and the sufficiency of our allowance for loan losses. If unanticipated changes were to occur in those conditions or trends, or the financial condition of borrowers was to deteriorate, actual loan losses could be greater than those that had previously been predicted. In such events, or if there were changes to the loss factors or regulatory guidelines on which we had based our determinations regarding the sufficiency of the allowance, it could become necessary for us to increase the allowance for loan losses by means of a charge to income referred to in our financial statements as the “provision for loan losses.” Such an increase would reduce the carrying value of the loans on our balance sheet, and the provisions made for loan losses to increase that allowance would reduce our income in the period when it is determined that an increase in the allowance for loan losses is necessary. During the fourth quarter of 2008, federal bank regulatory agencies adopted new and more stringent guidelines and methodologies for identifying losses in bank loan portfolios and determining the sufficiency of loan loss reserves, as a result of the worsening of the economic recession and the prospects that conditions would not soon improve. We have been applying those new guidelines and methodologies since the fourth quarter of 2008. See the discussion in the subsections entitled “—Provision for Loan Losses” and “—Allowance for Loan Losses and Nonperforming Loans” below.

Fair Value of Securities Available for Sale. Under applicable accounting principles, we are required to recognize any unrealized loss on the securities we hold for sale. Such an unrealized loss occurs when the fair value of a security held for sale declines below the amortized cost of the security as recorded on our balance sheet. As a result, we make determinations, on a quarterly basis, of the fair values of the securities in order to determine if there are any unrealized losses in our portfolio of the securities we hold for sale. When there is an active market for a security, the determination of its fair value is based on market prices. In the case of securities for which there is not an active trading market, but which do trade from time to time, we rely primarily on quotes we obtain from third party vendors and securities brokers to determine the fair values of those securities. However, quotes are not always available for some securities and, in order to make determinations of fair value in those instances, it becomes necessary for us to make determinations of fair value based primarily on a variety of industry standard pricing methodologies, such as discounted cash flow analyses, matrix pricing, and option adjusted spread models, as well as fundamental analysis of the creditworthiness of the obligors under those securities. These methodologies require us to make various assumptions relating to such matters as future prepayment speeds, yield, duration, Federal Reserve Board monetary policies and the supply and demand for the individual securities. Consequently, if changes were to occur in market or other conditions on which our earlier assumptions or judgments were based, it could become necessary for us to reduce the fair values of such securities, which would result in charges to accumulated other comprehensive income/(loss) on our balance sheet. Moreover, if we conclude that reductions in the fair values of any securities are other than temporary, it would be necessary for us to recognize an impairment loss to noninterest income in our statement of operations.

Utilization and Valuation of Deferred Income Tax Benefits. We record as a “deferred tax asset” on our balance sheet an amount equal to the tax credit and tax loss carryforwards and tax deductions (“tax benefits”) that we believe will be available to us to offset or reduce income taxes in future periods. Under applicable federal and state income tax laws and regulations, such tax benefits will expire if they cannot be used within specified periods of time. Accordingly, the ability to fully use our deferred tax asset to reduce income taxes in the future depends on the amount of taxable income that we generate during those time periods. At least once each year, or more frequently, if warranted, we make estimates of future taxable income that we believe we are likely to generate during those future periods. If we conclude, on the basis of those estimates and the amount of the tax benefits available to us, that it is more likely, than not, that we will be able to fully utilize those tax benefits prior to their expiration, we recognize the deferred tax asset in full on our balance sheet. On the other hand, if we conclude on the basis of those estimates and the amount of the tax benefits available to us that it has become more likely, than not, that we will be unable to utilize those tax benefits in full prior to their expiration, then, we would establish (or increase any existing) valuation allowance to reduce the deferred tax asset on our balance sheet to the amount with respect to which we believe it is still more likely, than not, that we will be able to use to offset or reduce taxes in the future. The establishment or an increase in that valuation allowance is implemented by recognizing a non-cash charge that would have the effect of increasing the provision, or reducing any credit, for income taxes that we would otherwise have recorded in our statements of operations. The determination of whether and the extent to which we will be able to utilize our deferred tax asset involves significant judgments and assumptions that are subject to period to period changes as a result of changes in tax laws, changes in market or economic conditions that could affect our operating results or variances between our actual operating results and our projected operating results, as well as other factors.

We conducted an assessment of the realizability of our deferred tax asset as of June 30, 2010. Based on that assessment and due, in part, to continued weakness in the economy and financial markets, we then concluded that it had become more likely, than not, that we would be unable to utilize our remaining tax benefits comprising our deferred tax asset prior to their expiration. Therefore, we recorded a valuation allowance against our net deferred tax asset in the amount of $10.7 million by means of a $9.0 million non-cash charge to income tax expense in the quarter ended June 30, 2010. The provision for income taxes we recorded in our statement of operations of nearly $9.0 million for the year ended December 31, 2010 was primarily attributable to that charge.

We conducted another assessment of the realizability of our deferred tax asset in the fourth quarter of 2011, due to a strengthening of economic conditions, an improvement in the quality of our loan portfolio, as reflected in declines in loan losses and loan delinquencies, and the earnings we were generating from operations. Based on that assessment, we determined that it had become more likely, than not, that we would be able to use approximately $7.0 million of the income tax benefits comprising our deferred tax asset to offset or reduce taxes in future years. As a result we reduced, by a corresponding amount, the valuation allowance that we had established against our deferred tax asset during the two years ended December 31, 2010, by recording a non-cash income tax benefit for 2011 in the amount of $6.4 million.

Results of Operations

Net Interest Income

One of the principal determinants of a bank’s income is its net interest income, which is the difference between (i) the interest that a bank earns on loans, investment securities and other interest earning assets, on the one hand, and (ii) its interest expense, which consists primarily of the interest it must pay to attract and retain deposits and the interest that it pays on borrowings and other interest-bearing liabilities, on the other hand. A bank’s interest income and interest expense, in turn, are affected by a number of factors, some of which are outside of its control, including national and local economic conditions and the monetary policies of the Federal Reserve Board which affect interest rates, the demand for loans by prospective borrowers, the competition among banks and other lending institutions for loans and deposits and the ability of borrowers to meet their loan payment obligations. Net interest income, when expressed as a percentage of total average interest earning assets, is a banking organization’s “net interest margin.”

Fiscal 2011 Compared to Fiscal 2010. In fiscal 2011, our net interest income increased by $353,000, or 1.1%, to $33.2 million, from $32.8 million in fiscal 2010. That increase was primarily attributable to a $7.0 million, or 38.6%, decline in interest expense, substantially offset by a $6.6 million, or 13.0%, decrease in interest income in 2011, as compared to 2010. The decline in interest expense was due primarily to reductions in market rates of interest, as a result of which the average rate of interest that we paid on our interest-bearing liabilities declined to 1.43% in 2011 from 1.98% in 2010. Also contributing, to a lesser extent, to the decline in interest expense in 2011 was a $34 million reduction in average borrowings outstanding and a change in the mix of our deposits to a higher proportion of lower-cost “core” deposits and a lower proportion of higher-cost certificates of deposits. The decline in interest income was primarily attributable to the Federal Reserve Board’s reductions in interest rates, which reduced the yields that we were able to realize on our loans and investments and, to a lesser extent, to a decline in average loans outstanding, in 2011 as compared to 2010.

Our net interest margin for fiscal 2011 increased to 3.41%, from 2.92% in fiscal 2010, because of the aforementioned decrease in interest expense, which was primarily the result of (i) a decrease in the average interest rate paid on time deposits to 1.62% in 2011 from 2.24% in 2010, (ii) a change in the mix of deposits to a higher proportion of lower-cost core deposits and a lower average volume and a lower proportion of higher cost certificates of deposit, (iii) a decrease in the average interest rate that we paid on our borrowings to 1.03% in 2011, from 1.89% in 2010, and (iv) a decrease in average borrowings outstanding in 2011 as compared to 2010.

Fiscal 2010 Compared to Fiscal 2009. In fiscal 2010, our net interest income increased by $11 million, or 51%, to $32.8 million, from $21.8 million in fiscal 2009. That increase was primarily attributable to an $11.8 million, or 39.5%, decline in interest expense, which more than offset a $725,000, or 1.4%, decrease in interest income in 2010, as compared to 2009. The decline in interest expense was due primarily to continuing interest rate reductions implemented by the Federal Reserve Board in response to the economic recession, which (i) enabled us to reduce the rates at which we paid interest on time deposits, and (ii) led to declines in the interest rates charged on our borrowings. As a result, the average rate of interest that we paid on our interest-bearing liabilities in 2010 declined to 1.98% from 3.22% in 2009. Also contributing, to a lesser extent, to the decline in interest expense was a $69 million reduction, during 2010, in average borrowings outstanding. The decline in interest income also was primarily attributable to the Federal Reserve Board’s reductions in interest rates, which reduced the yields that we were able to realize on our loans and investments in 2010 and more than offset the positive effect on interest income of a modest increase in the volume of loans outstanding during 2010.

Our net interest margin for fiscal 2010 increased to 2.92%, from 1.90% in fiscal 2009, because of the aforementioned decrease in interest expense, which was primarily the result of (i) a decrease in the average interest rate paid on time deposits to 2.24% in 2010 from 3.49% in 2009, and (ii) a decrease in the average interest rate that we paid on our borrowings to 1.89% in 2010, from 3.89% in 2009 and (iii) to a lesser extent, the decrease in average borrowings outstanding in 2010 as compared to 2009.

Information Regarding Average Assets and Average Liabilities

The following tables set forth information regarding our average balance sheet, yields on interest earning assets, interest expense on interest-bearing liabilities, the interest rate spread and the interest rate margin for the years ended December 31, 2011, 2010, and 2009. Average balances are calculated based on average daily balances.

	Year Ended December 31,
	2011			2010
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest earning assets:
Short-term investments(1)	$83,804	$211	0.25%	$167,748	$468	0.28%
Securities available for sale and stock (2)	153,490	3,949	2.57%	155,913	4,564	2.93%
Loans (3)	736,606	40,130	5.45%	801,613	45,887	5.72%

Total earning assets	973,900	44,290	4.55%	1,125,274	50,919	4.53%
Noninterest earning assets	36,906			36,762

Total Assets	$1,010,806			$1,162,036

Interest-bearing liabilities:
Interest-bearing checking accounts	$26,941	89	0.33%	$37,685	235	0.62%
Money market and savings accounts	144,184	1,352	0.94%	134,863	1,506	1.12%
Certificates of deposit	513,619	8,337	1.62%	614,850	13,742	2.24%
Other borrowings	75,367	780	1.03%	109,609	2,076	1.89%
Junior subordinated debentures	17,682	541	3.07%	17,682	522	2.95%

Total interest-bearing liabilities	777,793	11,099	1.43%	914,689	18,081	1.98%

Noninterest-bearing liabilities	162,559			174,907

Total Liabilities	940,352			1,089,596
Shareholders’ equity	70,454			72,440

Total Liabilities and Shareholders’ Equity	$1,010,806			$1,162,036

Net interest income		$33,191			$32,838

Interest rate spread			3.12%			2.55%

Net interest margin			3.41%			2.92%

(1)	Short-term investments consist of federal funds sold and interest bearing deposits that we maintain at other financial institutions.
(2)	Stock consists of Federal Home Loan Bank Stock and Federal Reserve Bank Stock.
(3)	Loans include the average balance of nonaccrual loans.

	Year Ended December 31, 2009
	Average Balance	Interest Earned/Paid	Average Yield/Rate
	(Dollars in thousands)
Interest earning assets:
Short-term investments(1)	$158,922	$501	0.32%
Securities available for sale and stock(2)	144,790	3,661	2.53%
Loans (3)	844,111	47,482	5.63%

Total earning assets	1,147,823	51,644	4.50%
Noninterest earning assets	38,701

Total Assets	$1,186,524

Interest-bearing liabilities:
Interest-bearing checking accounts	$28,136	222	0.79%
Money market and savings accounts	108,583	1,332	1.23%
Certificates of deposit	594,885	20,762	3.49%
Other borrowings	178,455	6,944	3.89%
Junior subordinated debentures	17,682	623	3.52%

Total interest-bearing liabilities	927,741	29,883	3.22%

Noninterest-bearing liabilities	173,808

Total Liabilities	1,101,549
Shareholders’ equity	84,975

Total Liabilities and Shareholders’ Equity	$1,186,524

Net interest income		$21,761

Interest rate spread			1.28%

Net interest margin			1.90%

(1)	Short-term investments consist of federal funds sold and interest bearing deposits that we maintain at other financial institutions.
(2)	Stock consists of Federal Home Bank Stock and Federal Reserve Bank Stock.
(3)	Loans include the average balance of nonaccrual loans.

The following table sets forth changes in interest income, including loan fees, and interest paid in each of the years ended December 31, 2011, 2010 and 2009 and the extent to which those changes were attributable to changes in (i) the volumes of or in the rates of interest earned on interest-earning assets and (ii) the volumes of or in the rates of interest paid on our interest-bearing liabilities.

	2011 Compared to 2010 Increase (decrease) due to Changes in			2010 Compared to 2009 Increase (decrease) due to Changes in
	Volume	Rates	Total Increase (Decrease)	Volume	Rates	Total Increase (Decrease)
	(Dollars in thousands)
Interest income
Short-term investments(1)	$(215)	$(42)	$(257)	$27	$(60)	$(33)
Securities available for sale and stock (2)	(70)	(545)	(615)	296	607	903
Loans	(3,609)	(2,148)	(5,757)	(2,422)	827	(1,595)

Total earning assets	(3,894)	(2,735)	(6,629)	(2,099)	1,374	(725)
Interest expense
Interest-bearing checking accounts	(55)	(91)	(146)	66	(53)	13
Money market and savings accounts	99	(253)	(154)	304	(130)	174
Certificates of deposit	(2,030)	(3,375)	(5,405)	675	(7,695)	(7,020)
Borrowings	(529)	(767)	(1,296)	(2,088)	(2,779)	(4,867)
Junior subordinated debentures	0	19	19	0	(102)	(102)

Total interest-bearing liabilities	(2,515)	(4,467)	(6,982)	(1,043)	(10,759)	(11,802)

Net interest income	$(1,379)	$1,732	$353	$(1,056)	$12,133	$11,077

(1)	Short-term investments consist of federal funds sold and interest bearing deposits with financial institutions.
(2)	Stock consists of Federal Reserve Bank stock and Federal Home Loan Bank stock.

The above table indicates that the $353,000 increase in net interest income in 2011 was primarily attributable to declines in the volume of and in the interest paid on interest bearing liabilities, which more than offset decreases in the volume and yields on interest-earning assets. The decrease in interest paid during 2011 was due primarily to (i) reductions in the rates of interest on certificates of deposit and on borrowings, (ii) a reduction in outstanding Federal Home Loan Bank borrowings and (iii) a change in the mix of deposits to a greater proportion of non-interest bearing and lower cost core deposits and a lower proportion of higher cost certificates of deposits. In 2010, the $11 million increase in net interest income was almost entirely the result of a decline in the rates at which we paid interest on interest-bearing liabilities and, to a much lesser extent, a decline in the volume of interest bearing liabilities.

Provision for Loan Losses

Like virtually all banks and other financial institutions, we follow the practice of maintaining a reserve or allowance for possible loan losses that occur in banking. When it is determined that the payment in full of a loan has become unlikely, the carrying value of the loan is reduced (“written down”) to what management believes is its realizable value or, if it is determined that a loan no longer has any realizable value, the carrying value of the loan is written off in its entirety (a loan “charge-off”). Loan charge-offs and write-downs are charged against that allowance (the “Allowance for Loan Losses” or the “ALL”). The amount of the ALL is adjusted periodically (i) to replenish the ALL after it has been reduced due to loan write-downs and charge-offs, (ii) to reflect increases in the volume of outstanding loans, and (iii) to take account of changes in the risk of potential loan losses due to a deterioration in the condition of borrowers or in the value of property securing non–performing loans or adverse changes in economic conditions. See “—Financial Condition—Nonperforming Loans and the Allowance for Loan Losses” below in this Item 7. Increases in the ALL are made through a charge, recorded as an expense in the statement of operations, referred to as the “provision for loan losses.” The ALL is sometimes decreased as a result of reductions in the volume of loans outstanding, a decline in loan charge offs and delinquencies or recoveries of loans previously charged-off. Recoveries of loans that were previously charged-off are added back to the ALL and, therefore, have the effect of increasing the ALL and reducing the amount of the provisions that we might otherwise have had to make to replenish or increase the ALL.

We employ economic and loss migration models that are based on bank regulatory guidelines, industry standards and our own historical loan loss experience, as well as a number of more subjective qualitative factors, to determine both the sufficiency of the ALL and the amount of the provisions that need to be made for potential loan losses. However, those determinations involve judgments about trends in current economic conditions and other events that can affect the ability of borrowers to meet their loan obligations to us and a weighting among the quantitative and qualitative factors we consider in determining the amount of the ALL. Moreover, the duration and anticipated effects of prevailing economic conditions or trends can be uncertain and can be affected by number of risks and circumstances that are outside of our ability to control. See the discussion above in Item 1A of this Report under the caption “RISK FACTORS—We could incur losses on the loans we make” and the discussion below in this Item 7 under the caption “Financial Condition—Nonperforming Loans and the Allowance for Loan Losses”. If changes in economic or market conditions or unexpected subsequent events were to occur, or if changes were made to bank regulatory guidelines or industry standards that are used to assess the sufficiency of the ALL, it could become necessary to incur additional, and possibly significant, charges to increase the Allowance for Loan Losses, which would have the effect of reducing our income or causing us to incur losses.

In addition, the FRB and the DFI, as an integral part of their examination processes, periodically review the adequacy of our ALL. These agencies may require us to make additional provisions for possible loan losses, over and above the provisions that we have already made, the effect of which would be to reduce our income or increase any losses we might incur.

In 2011, we reduced the ALL by $2.5 million, or 13.7%, to $15.6 million at the end of December 31, 2011, compared to $18.1 million at the end of December 31, 2010, which is reflected as a reversal of $833,000 to the provision for loan losses in our 2011 statement of operations. Nevertheless, the ratio of the allowance for loan losses to total loans, which was 2.44% at December 31, 2010, remained substantially unchanged at 2.37% as of December 31, 2011. Moreover, that ratio is consistent with the ratios of the Bank’s peer group, comprised of banks with total assets between $300 million and $1 billion. The reduction in the ALL was primarily attributable to (i) a reduction in loan charge-offs to $1.6 million in 2011 from $10.5 million in 2010; (ii) a $7 million, or 39%, decline in loan delinquencies to approximately $11 million at December 31, 2011 as compared to approximately $18 million at December 31, 2010, and (iii) a $83 million, or 11.2%, reduction in gross loans outstanding to $658 million at December 31, 2011 from $740 million at December 31, 2010.

In 2010, we recorded $8.3 million in provisions for loan losses (i) to provide for increases in non-performing loans and net loan write-downs and charge-offs totaling nearly $18.8 million in 2010 as compared to 2009, and (ii) to increase the allowance for loan losses (after giving effect to those loan charge-offs and write-downs), to approximately $18.1 million at December 31, 2010 from $20.3 million at December 31, 2009, due primarily to the sluggishness in the economy, continuing increases in unemployment and further declines in real property values, which combined to create considerable uncertainties regarding economic conditions and to increase the risk that loan delinquencies would remain high.

The following table sets forth the changes in the allowance for loan losses in the years ended December 31, 2011, 2010, 2009, 2008 and 2007.

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands)
Total gross loans outstanding at end of period (1)	$658,279	$741,007	$834,079	$843,494	$779,197

Average total loans outstanding for the period (1)	$736,606	$786,576	$833,550	$809,543	$744,589

Allowance for loan losses at beginning of period	$18,101	$20,345	$15,453	$6,126	$5,929
Loans charged off
Commercial loans (2)	(1,218)	(11,473)	(15,153)	(4,591)	(1,006)
Construction loans – single family	(138)	(101)	(1,508)	(3,424)	—
Construction loans – other	—	(548)	(1,179)	(2,680)	—
Commercial real estate loans	(1,315)	(660)	(81)	(1,006)	—
Residential mortgage loans – single family	(40)	(631)	(949)	(307)	(696)
Consumer loans	(13)	(152)	(253)	(311)	(130)
Other loans	(12)	—	(15)	(119)	—

Total loans charged off	(2,736)	(13,565)	(19,138)	(12,438)	(1,832)
Loan recoveries
Commercial loans	1,067	2,327	129	37	—
Construction loans – single-family	—	—	197	—	—
Construction loans – other	—	4	—	—	—
Commercial real estate loans	3	345	—	—	—
Residential mortgage loans – single family	25	187	—	—	—
Consumer loans	—	170	3	3	4
Other loans	—	—	28	40	—

Total loan recoveries	1,095	3,033	357	80	4

Net loans charged off	(1,641)	(10,532)	(18,781)	(12,358)	(1,828)
Provision for loan losses charged to operating expense	(833)	8,288	23,673	21,685	2,025

Allowance for loan losses at end of period	$15,627	$18,101	$20,345	$15,453	$6,126

Allowance for loan losses as a percentage of average total loans	2.12%	2.30%	2.44%	1.91%	0.82%
Allowance for loan losses as a percentage of total outstanding loans at end of period	2.37%	2.44%	2.44%	1.83%	0.79%
Net charge-offs as a percentage of average total loans	0.22%	1.34%	2.25%	1.53%	0.25%
Net charge-offs as a percentage of total loans outstanding at end of period	0.25%	1.42%	2.25%	1.47%	0.23%
Net loans charged-off to allowance for loan losses	10.50%	58.18%	92.31%	79.97%	29.84%
Net loans charged-off to provision for loan losses	(197.00)%	127.08%	79.34%	56.99%	90.27%

(1)	Includes net deferred loan costs and excludes loans held for sale.
(2)	Approximately 44% of the commercial loan charge-offs in 2008 were attributable to loans made to commercial real estate related businesses or enterprises.

Noninterest Income

The following table identifies the components of and the percentage changes in noninterest income in the fiscal years ended December 31, 2011, 2010 and 2009, respectively:

	Year Ended December 31,
	Amount	Amount	Percentage Change	Amount	Percentage Change
	2011	2010	2011 vs. 2010	2009	2010 vs. 2009
	(Dollars in thousands)
Total other-than-temporary impairment of securities	$(41)	$(2,051)	(98.0)%	$(829)	(147.4)%
Portion of (losses) gains recognized in other comprehensive loss	128	(1,765)	107.3%	704	(150.7)%

Net impairment loss recognized in earnings	(169)	(286)	(40.9)%	(125)	(128.8)%

Service fees on deposits and other banking services	997	1,207	(17.4)%	1,486	(18.8)%
Mortgage banking (including net gains on sales of loans held for sale)	6,070	3,741	62.3%	917	308.0%
Net gains on sale of securities available for sale	405	1,530	(73.5)%	2,308	(33.7)%
Net loss on sale of other real estate owned	158	(64)	(346.9)%	(72)	11.1%
Other	768	643	19.4%	1,008	(36.2)%

Total noninterest income	$8,229	$6,771	21.5%	$5,522	22.6%

2011 Compared to 2010. In 2011, noninterest income increased by nearly $1.5 million, or 21.5%, to $8.2 million as compared to $6.7 million in 2010. That increase was primarily due to a $2.3 million, or 62.3%, increase in mortgage banking revenues, consisting of mortgage banking fees and proceeds from the sales of mortgage loans held for sale. As the table indicates, the increase in mortgage banking revenues was partially offset by a $1.1 million, or 73.5%, decrease in net gains on sales of securities available for sale.

2010 Compared to 2009. In 2010, noninterest income increased by nearly $1.3 million, or 22.6%, to $6.8 million as compared to $5.5 million in 2009. That increase was primarily due to a $2.8 million, or 308.0%, increase in mortgage banking revenues, consisting of mortgage banking fees and proceeds from the sale of mortgage loans held for sale, that was attributable primarily to the continued growth of our mortgage banking business, which we commenced in 2009. As the table indicates, that increase was partially offset by a $778,000, or 33.7% decrease in net gains on sale of securities available for sale.

Noninterest Expense

The following table sets forth the principal components and the amounts, in thousands of dollars, of noninterest expense that we incurred in the years ended December 31, 2011, 2010 and 2009, respectively.

	Year Ended December 31,
	2011	2010	2011 vs. 2010	2009	2010 vs. 2009
	Amount	Amount	Percent Change	Amount	Percent Change
Salaries and employee benefits	$17,074	$15,345	11.3%	$15,845	(3.2)%
Occupancy	2,510	2,668	(5.9)%	2,713	(1.7)%
Equipment and depreciation	1,463	1,277	14.6%	1,268	0.7%
Data processing	667	684	(2.5)%	815	(16.1)%
FDIC insurance expense	2,226	3,753	(40.7)%	2,391	57.0%
Other real estate owned expenses	3,126	2,772	12.8%	2,233	24.1%
Professional fees	3,922	4,752	(17.5)%	3,917	21.3%
Provision for contingencies	1,625	550	195.5%	628	(12.42)%
Other operating expenses (1)	4,441	4,516	(1.7)%	3,441	31.2%

Total noninterest expense	$37,054	$36,317	2.0%	$33,251	9.2%

(1)

Other operating expenses primarily consist of telephone, advertising, and investor relations, promotional, business development, and regulatory expenses, insurance premiums and correspondent bank fees.

2011 Compared to 2010. In 2011, noninterest expense increased by $737,000, or 2.0%, as compared to 2010. That increase was primarily the result of a $1.7 million, or 11.3%, increase in compensation expense, due primarily to increased staffing required by the growth of our mortgage banking operations, and provisions of $1.6 million made to establish a reserve for litigation and other contingencies. Those increases were substantially offset by a $1.5 million, or 40.7%, decrease in FDIC insurance assessments and a $830,000, or 17.5%, decrease in professional fees, which consisted primarily of legal fees and expenses incurred principally in connection with the collection and foreclosures of non-performing loans and loan restructurings.

2010 Compared to 2009. The $3.1 million or 9.2%, increase in noninterest expense in 2010 was primarily attributable to (i) a $1.4 million increase in FDIC insurance assessments, due to a substantial increase in such assessments by the FDIC on all federally insured depository institutions in order to replenish the bank insurance fund which had been depleted by bank failures, (ii) a $539,000 increase in expenses incurred in connection with real properties acquired from borrowers on or in lieu of foreclosures, and (iii) a $757,000 increase in professional fees, primarily due to increased legal fees and costs incurred as a result of legal proceedings to recover amounts due by defaulting borrowers, to foreclose real properties and other assets securing non-performing loans, and to implement loan restructurings for those borrowers who demonstrated an ability to meet their loan obligations on extended or modified terms. These increases were partially offset by a $500,000 decrease in salaries and employee benefits resulting from expense reduction initiatives implemented in 2010.

Income tax expense (benefit)

We recorded a non-cash income tax benefit of $6.4 million in 2011 as a result of a $7.0 million reduction in the valuation allowance we had established against our deferred tax asset by means of charges to the provision for income taxes in prior years. The reduction in the valuation allowance was based on an assessment we made in the fourth quarter of 2011 that, due to a strengthening of economic conditions, an improvement in the quality of our loan portfolio, as reflected in declines in loan losses and loan delinquencies, and the earnings we were generating from operations, it had become more likely, than not, that we would be able to use approximately $7.0 million of the income tax benefits comprising our deferred tax asset to offset or reduce taxes in future periods.

In 2010, we recognized a non-charge of $9.0 million to the provision for income taxes in order to increase the valuation allowance we had previously established against our deferred tax asset by $10.7 million. That increase was the result of a determination that we made in the second quarter of 2010 that, due to the continuing weakness of the economy, the uncertainties about the strength of the economic recovery and our continuing losses, it had become more likely, than not, that we would be unable to use the remainder of our deferred tax asset to offset or reduce income taxes in future periods. See “— Critical Accounting Policies — Utilization and Valuation of Deferred Income Tax Benefits” in this Item 7 above.

Financial Condition

Assets

Our total consolidated assets increased by $9 million to $1,025 billion at December 31, 2011 from $1.016 billion at December 31, 2010. The following table sets forth the composition of our interest earning assets, in thousands of dollars, at:

	December 31, 2011	December 31, 2010
Interest-bearing deposits with financial institutions (1)	$86,177	$32,678
Interest-bearing time deposits with financial institutions	1,423	2,078
Federal Reserve Bank and Federal Home Loan Bank Stock, at cost	11,154	12,820
Securities available for sale, at fair value	147,909	178,301
Loans held for sale, at lower of cost or market	66,230	12,469
Loans (net of allowances of $15,627 and $18,101, respectively)	641,962	722,210

(1)	Includes interest-earning balances maintained at the Federal Reserve Bank of San Francisco.

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

The following is a summary of the major components of securities available for sale and a comparison of the amortized cost, estimated fair values and the gross unrealized gains and losses attributable to those securities, as of December 31, 2011, 2010 and 2009:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Securities available for sale at December 31, 2011:
Mortgage-backed securities issued by US agencies	133,859	630	(363)	134,126

Total government and agencies securities	133,859	630	(363)	134,126
Municipal securities	6,389	96	(42)	6,443
Non-agency collateralized mortgage obligations	3,040	—	(455)	2,585
Asset backed securities	2,324	—	(1,944)	380
Mutual fund	4,375	—	—	4,375

Total securities available for sale	$149,987	$726	$(2,804)	$147,909

Securities available for sale at December 31, 2010:
Mortgage-backed securities issued by US agencies	166,421	24	(2,009)	164,436

Total government and agencies securities	166,421	24	(2,009)	164,436
Municipal securities	6,389	—	(417)	5,972
Non-agency collateralized mortgage obligations	3,500	21	(244)	3,277
Asset backed securities	2,493	—	(2,122)	371
Mutual fund	4,245	—	—	4,245

Total securities available for sale	$183,048	$45	$(4,792)	$178,301

Securities available for sale at December 31, 2009:
U.S. Treasury securities	$18,040	$11	$—	$18,051
Mortgage-backed securities issued by US agencies	134,331	89	(1,651)	132,769

Total government and agencies securities	152,371	100	(1,651)	150,820
Municipal securities	10,545	13	(431)	10,127
Non-agency collateralized mortgage obligations	7,094	10	(1,069)	6,035
Asset backed securities	2,704	—	(1,732)	972
Mutual funds	2,260	—	—	2,260

Total securities available for sale	$174,974	$123	$(4,883)	$170,214

At December 31, 2011, U.S. Government and federal agency securities, consisting principally of mortgage backed securities and collateralized mortgage obligations with an aggregate fair market value of $12 million were pledged to secure Federal Home Loan Bank borrowings, repurchase agreements, local agency deposits and treasury, tax and loan accounts.

The amortized cost, at December 31, 2011, of securities available for sale are shown in the table below by contractual maturities and historical prepayments based on the prior three months of principal payments. Expected maturities will differ from contractual maturities and historical prepayments, particularly with respect to collateralized mortgage obligations, because changes in interest rates will affect the timing and the extent of prepayments by borrowers.

	December 31, 2011 Maturing in
	One year or less		Over one year through five years		Over five years through ten years		Over ten years		Total
(Dollars in thousands)	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield
Securities available for sale:
Mortgage-backed securities issued by U.S. Agencies	12,562	2.12%	$38,803	2.26%	$37,604	2.37%	$44,890	2.39%	133,859	2.32%
Non-agency collateralized mortgage obligations	881	2.57%	1,396	2.98%	—	—	763	3.68%	3,040	3.04%
Municipal securities	—	—	—	—	1,346	4.10%	5,043	4.29%	6,389	4.25%
Asset backed securities	—	—	—	—	—	—	2,324	0.00%	2,324	0.00%
Mutual funds	—	—	4,375	2.61%	—	—	—	—	4,375	2.61%

Total Securities Available for sale	$13,443	2.15%	$44,574	2.32%	$38,950	2.43%	$53,020	2.48%	$149,987	2.39%

The table below shows, as of December 31, 2011, the gross unrealized losses and fair values of our investments, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	Securities With Unrealized Loss as of December 31, 2011
	Less than 12 months		12 months or more		Total
(Dollars In thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Mortgage backed securities issued by U.S. Agencies	$5,387	$(9)	$39,345	$(354)	$44,732	$(363)
Municipal securities	—	—	1,784	(42)	1,784	(42)
Non-agency collateralized mortgage obligations	813	(67)	1,771	(388)	2,584	(455)
Asset-backed securities	—	—	380	(1,944)	380	(1,944)

Total temporarily impaired securities	$6,200	$(76)	$43,280	$(2,728)	$49,480	$(2,804)

An impairment in the carrying value of a security held for sale exists when the fair value of the security is less than its cost. We perform a quarterly assessment of the securities that have unrealized losses to determine whether the decline in the fair value of any of those securities below its cost is other-than-temporary.

We adopted ASC 321-10 effective April 1, 2009 and, accordingly, we recognize other-than-temporary impairments in available-for-sale debt securities. Accordingly, when there are credit losses associated with an impaired debt security and (i) we do not have the intent to sell the security and (ii) it is more likely than not that we will not have to sell the security before the recovery of its cost basis, then, we will separate the amount of impairment that is credit-related from the amount thereof that is related to non-credit factors. A credit-related impairment is recognized in the consolidated statements of operations. A non-credit-related impairment is recognized and reflected in other comprehensive income (loss).

Through the impairment assessment process, we determined that the investments set forth below were other-than-temporarily impaired (“OTTI”) at December 31, 2011. We recorded impairment credit losses of $169,000 on available for sale securities in our statement of operations for the year ended December 31, 2011. The OTTI related to factors other than credit losses, in the aggregate amount of $2 million, was recognized as other comprehensive loss in our balance sheet at December 31, 2011.

The table below presents the roll-forward of OTTIs where a portion related to other factors was recognized in other comprehensive loss for the year ended December 31, 2011:

(Dollars in thousands)	Gross Other- Than- Temporary Impairments	Other-Than- Temporary Impairments Included in Other Comprehensive Loss	Net Other-Than- Temporary Impairments Included in Retained Earnings (Deficit)
Balance – December 31, 2009	$(2,571)	$(2,372)	$(199)
Additions for credit losses on securities for which an OTTI was not previously recognized	(95)	191	(286)

Balance – December 31, 2010	$(2,666)	$(2,181)	$(485)
Additions for credit losses on securities for which an OTTI was not previously recognized	(41)	128	(169)

Balance – December 31, 2011	$(2,707)	$(2,053)	$(654)

In determining the component of OTTI attributed to credit losses, we compare the amortized cost basis of each OTTI security to the present value of its expected cash flows, discounted using the effective interest rate implicit in the security at the date of acquisition.

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

Based on our OTTI assessment process, we determined that there were two different investment securities in our portfolio of securities held for sale that had become or were impaired as of December 31, 2011: An asset-backed security, and a non-agency collateralized mortgage obligation (a “CMO”).

Asset-Backed Security. At December 31, 2011, we had one asset backed security in our portfolio of investment securities available for sale in an original face amount of $3 million, which we purchased at a price of 95.21% for a total purchase price of $2,856,420 in November 2007. This security was part of a total issuance of an aggregate of $363 million face amount of these securities, which are multi-class, cash flow collateralized bond obligations backed by a pool of trust preferred securities issued by a diversified group of 56 issuers, comprised of 45 U.S. depository institutions and 11 insurance companies. The security that we own (CUSIP 74042CAE8) is the mezzanine class B piece that floats with 3 month LIBOR +60 basis points and had a rating of Aa2/AA by Moody’s and Fitch at the time of issuance.

As of December 31, 2011, the book value of this security was $2.3 million with a fair value of $379,000 for an approximate unrealized loss of $1.9 million. Currently, the security has a Ca rating from Moody’s and CC rating from Fitch and has experienced $47.5 million in defaults (13% of total current collateral) and $42.5 million in interest-deferrals (representing 12% of total current collateral) from issuance to December 31, 2011. We are not currently accruing interest on this security and we estimate that that the security could experience another $64 million in defaults before the holders of this security would not receive all of the contractual cash flows from this security. This estimate, arrived at by means of our impairment analysis, is based on the following assumptions: future default rates of 2%, prepayment rates of 1% until maturity, and 15% recovery of future defaults. We recognized impairment losses in earnings on this security of $169,000, $199,000, and $24,000 in the years ended December 31, 2011, December 31, 2010, and December 31, 2009, respectively.

Non Agency CMO. Through our impairment analysis, we identified one non-agency collateralized mortgage obligation security (a “CMO”) with respect to which we recognized OTTI at December 31, 2011. This CMO is a “Super Senior Support” bond, which was originally issued in 2005, was then rated AAA by Standard & Poor’s and Aa1 by Moody’s, and had a credit support of 2.5% of the total balance at issuance. As of December 31, 2011, the security was rated BBB and Caa3 by Standard and Poor’s and Moody’s, respectively, and was determined to have a fair value of $654,000, as compared to an amortized cost of $762,000, resulting in an unrealized loss of approximately $108,000. The CMO is collateralized by a pool of one-to-four family, fully amortizing residential first mortgage loans that bear interest at a fixed rate for approximately five years, after which they bear interest at variable rates with annual resets.

At December, 31, 2011, credit support underlying this CMO was approximately 5.3% and delinquencies 60 days and over totaled approximately 7%. Factors considered in determining that this security was impaired included the changes in the ratings of the security, the current level of subordination from other CMO classes, anticipated prepayment rates, cumulative default rates and the loss severity in the event of a default. Based on our impairment assessment and analysis, we recorded no impairment charge in our statement of operations in 2011 in respect of this security, because we concluded that this loss was attributable to non-credit factors, such as external market conditions, the limited liquidity of the security and risks of potential additional declines in the housing market. Accordingly, the unrealized loss on this security, of $108,000, was recognized as other comprehensive loss on our balance sheet at December 31, 2011.

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Impairment Losses on OTTI Securities:
Asset-Backed Security	$(169)	$(199)	$(24)
Non-Agency CMO	—	(87)	(101)

Total impairment loss recognized in earnings	$(169)	$(286)	$(125)

We have made a determination that the remainder of our securities with respect to which there were unrealized losses as of December 31, 2011 are not other-than-temporarily impaired, because we have concluded that we have the ability to continue to hold those securities until their respective fair market values increase above their respective amortized costs or, if necessary, until their respective maturities. In reaching that conclusion, we considered a number of factors and other information, which included the significance of each such security in terms of (i) the amount of the unrealized losses attributable to each such security, (ii) our liquidity position, (iii) the impact that retention of those securities could have on our capital position and (iv) our evaluation of the expected future performance of these securities (based on the criteria discussed above).

Loans Held for Sale

We commenced a new mortgage banking business during the second quarter of 2009 to originate, primarily in Southern California, residential real estate mortgage loans that qualify for resale into the secondary mortgage markets. Our mortgage originations have been primarily for the financing of purchases of residential property and, to a lesser extent, refinancing of existing residential mortgage loans. In addition to conventional mortgage loans, we offer loan programs for low to moderate income families that qualify for mortgage assistance, such as the FHLB’s Wish Program, Homepath-financing on Fannie Mae repossessed homes, and Southern California Home Financing Authority and various mortgage assistance programs in counties and cities within our branch network. The following table reflects the activity, in thousands of dollars, of our mortgage loan operations.

As a general rule, most of the residential mortgage loans that we originate are sold in the secondary mortgage market within a period of less than 30 days following their origination.

	Year Ended December 31, 2011		Year Ended December 31, 2010

Single family mortgage loans funded	$369,688		$217,050
Single family mortgage loan sales	304,253		202,902
Loans held for sale	66,230	(1)	12,469

(1)	Includes $42 million of mortgage loans carried at fair value.

Loans held for sale (“LHFS”) that were originated prior to December 1, 2011 are carried at the lower of aggregate cost or market. Effective December 1, 2011, in connection with the adoption of ASU 825, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (ASU 825), the Company elected to measure new LHFS at fair value. Fair values of LHFS are based on quoted market prices. Gains and losses on LHFS at fair value are, respectively, added to or charged against noninterest income from mortgage banking. Loan origination costs related to LHFS for which we elect the fair value option are recognized in noninterest expense when incurred.

Net unrealized losses, if any, on loans carried at the lower of aggregate cost or market, would be recognized through a valuation allowance established by a charge to income. Loan origination costs for LHFS carried at the lower of cost or market are capitalized as part of the carrying amount of the loans and recognized as a reduction of mortgage banking income upon the sale of such loans.

As of December 31, 2011, loans held for sale included $19.4 million of loans with interest rate lock commitments providing a hedge to interest rates and $45 million of loans with expired rate locks. The rate locks are subject to term periods and generally, expired rate locks are renewed with an investor for an incremental charge.

Loans

The following table sets forth the composition, by loan category, of our loan portfolio, excluding mortgage loans held for sale, at December 31, 2011, 2010, 2009, 2008 and 2007:

	At December 31,
	2011		2010		2009		2008		2007
	Amt	Percent	Amt	Percent	Amt	Percent	Amt	Percent	Amt	Percent
	(Dollars in thousands)
Commercial loans	$179,305	27.2%	$218,690	29.5%	$290,406	34.8%	$300,945	35.7%	$269,887	34.6%
Commercial real estate loans – owner occupied	170,960	26.0%	178,085	24.0%	179,682	21.5%	174,169	20.6%	163,949	21.0%
Commercial real estate loans – all other	121,813	18.5%	136,505	18.4%	135,152	16.2%	127,528	15.1%	108,866	14.0%
Residential mortgage loans – multi-family	65,545	10.0%	84,553	11.4%	101,961	12.2%	100,971	12.0%	92,440	11.9%
Residential mortgage loans – single family	68,613	10.4%	72,442	9.8%	67,023	8.0%	65,127	7.7%	64,718	8.3%
Construction loans	2,120	0.3%	3,048	0.5%	20,443	2.6%	32,528	3.9%	47,179	6.1%
Land development loans	25,638	3.9%	29,667	4.0%	30,042	3.6%	33,283	3.9%	25,800	3.3%
Consumer loans	24,285	3.7%	18,017	2.4%	9,370	1.1%	9,173	1.1%	6,456	0.8%

Gross loans	658,279	100.0%	741,007	100.0%	834,079	100.0%	843,724	100.0%	779,295	100.0%

Deferred fee (income) costs, net	(690)		(696)		(540)		(230)		(98)
Allowance for loan losses	(15,627)		(18,101)		(20,345)		(15,453)		(6,126)

Loans, net	$641,962		$722,210		$813,194		$828,041		$773,071

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

The following tables set forth the maturity distribution of our loan portfolio (excluding single and multi-family residential mortgage loans and consumer loans) at December 31, 2011:

	December 31, 2011
	One Year or Less	Over One Year Through Five Years	Over Five Years	Total
	(Dollars in thousands)
Real estate and construction loans(1)
Floating rate	$64,747	$84,757	$1,302	$150,806
Fixed rate	31,947	68,857	68,921	169,725
Commercial loans
Floating rate	18,706	1,069	—	19,775
Fixed rate	97,857	44,821	16,852	159,530

Total	$213,257	$199,504	$87,075	$499,836

(1)	Does not include mortgage loans on single or multi-family residences or consumer loans, which totaled $134.2 million and $24.3 million, respectively, at December 31, 2011.

Nonperforming Loans and Allowance for Loan Losses

Nonperforming Loans. Non-performing loans consist of (i) loans on non-accrual status which are loans on which the accrual of interest has been discontinued and include restructured loans when there has not been a history of past performance on debt service in accordance with the contractual terms of the restructured loans, and (ii) loans 90 days or more past due and still accruing interest. Non-performing assets are comprised of non-performing loans and other real estate owned, or OREO, which consists of real properties which have been acquired by foreclosure or similar means and which we intend to offer for sale.

Loans are placed on non-accrual status when, in the opinion of management, the full timely collection of principal or interest is in doubt. Generally, the accrual of interest is discontinued when principal or interest payments become more than 90 days past due, unless we believe the loan is adequately collateralized and the loan is in the process of collection. However, in certain instances, we may place a particular loan on non-accrual status earlier, depending upon the individual circumstances involved in loan’s delinquency. When a loan is placed on non-accrual status, previously accrued but unpaid interest is reversed against current income. Subsequent collections of unpaid amounts on such a loan are applied to reduce principal when received, except when the ultimate collectability of principal is probable, in which case interest payments are credited to income. Non-accrual loans may be restored to accrual status if and when principal and interest become current and full repayment is expected. Interest income is recognized on the accrual basis for impaired loans not meeting the criteria for non-accrual treatment.

The following table sets forth information regarding nonaccrual loans and other real estate owned which, together, comprise our nonperforming assets, as well as restructured loans, at December 31, 2011 and December 31, 2010:

	At December 31, 2011	At December 31, 2010
	(Dollars in thousands)
Nonaccrual loans:
Commercial loans	$4,702	$1,800
Commercial real estate	6,230	16,105
Residential real estate	570	1,832
Construction and land development	2,597	2,185
Consumer loans	—	129

Total nonaccrual loans	$14,099	$22,051

Loans past due 90 days and still accruing:
Commercial loans	$—	$250

Total loans past due 90 days and still accruing	$—	$250

Other real estate owned (OREO):
Commercial loans	$4,561	$3,989
Commercial real estate	22,542	4,900
Residential real estate	616	7,093
Construction and land development	9,702	17,188

Total other real estate owned	$37,421	$33,170

Other nonperforming assets:
Asset backed security	380	372

Total other nonperforming assets	$380	$372

Total nonperforming assets	$51,900	$55,843

Restructured loans:
Accruing loans	$—	$1,187
Nonaccruing loans (included in nonaccrual loans above)	4,214	15,308

Total restructured loans	$4,214	$16,495

As the above table indicates, nonaccrual loans decreased $8.0 million, or 36.1%, to $14.1 million at December 31, 2011 from $22.1 million at December 31, 2010. The decrease was due to (i) our acquisition, by or in lieu of foreclosure, during 2011, of properties which had collateralized loans that we had formerly placed on nonaccrual status and which, at December 31, 2011, were held by the Bank as other real estate owned, and (ii) a decrease in the volume of classified loans placed on nonaccrual status as a result of a modest improvement in economic conditions and a stabilization of our loan portfolio during 2011.

Total nonperforming assets decreased by $3.9 million, or 7.1%, to $51.9 million at December 31, 2011 from $55.8 million at December 31, 2010.

We have allocated specific reserves within the allowance for loan losses to provide for losses we may incur on the loans that were classified as nonaccrual loans, and we have established specific reserves on the real properties classified as other real estate owned.

Information Regarding Impaired Loans. At December 31, 2011, there were $18.4 million of loans deemed impaired as compared to $31.5 million at December 31, 2010. We had an average investment in impaired loans for the year ended December 31, 2011 of $27.5 million as compared to $42.3 million for the year ended December 31, 2010. The interest that would have been earned during 2011 had the non-accruing impaired loans remained current in accordance with their original terms was $678,000.

The following table sets forth information, at December 31, 2011 and 2010, with respect to the amounts, determined in accordance with ASC 310-10, of impaired loans for which specific reserves have been set aside within the allowance for loan losses, the amounts of those reserves and the amounts of impaired loans for which no specific reserves have been allocated within the allowance for loan losses:

	December 31, 2011			December 31, 2010
Impaired Loans	Loans	Reserves for Loan Losses	% of Reserves to Loans	Loans	Reserves for Loan Losses	% of Reserves to Loans
	(Dollars in thousands)
Impaired loans with specific reserves	$9,912	$2,783	28.1%	$25,598	$3,424	13.4%
Impaired loans without specific reserves	8,483	—	—	5,853	—	—

Total impaired loans	$18,395	$2,783	15.1%	$31,451	$3,424	10.9%

Allowance for Loan Losses. The allowance for loan losses (the “Allowance”) at December 31, 2011 was $15.6 million, as compared to $18.1 million at December 31, 2010. As a percentage of total loans outstanding, the Allowance at December 31, 2011 was 2.37%, compared to 2.44% at December 31, 2010.

The adequacy of the Allowance is determined through periodic evaluations of the loan portfolio and other factors that can reasonably be expected to affect the ability of borrowers to meet their loan obligations. Those factors are inherently subjective as the process for determining the adequacy of the Allowance involves some significant estimates and assumptions about such matters as (i) the amounts and timing of expected future cash flows of borrowers, (ii) the fair value of the collateral securing non-performing loans, (iii) estimates of losses that we may incur on non-performing loans, which are determined on the basis of historical loss experience and industry loss factors and bank regulatory guidelines, which are subject to change, and (iv) various qualitative factors. Since those factors are subject to changes in economic and other conditions and changes in regulatory guidelines or other circumstances over which we have no control, the amount of the Allowance may prove in the future to be insufficient to cover all of the loan losses we might incur in the future. In such an event, it may become necessary for us to increase the Allowance from time to time to maintain its adequacy. Such increases are effectuated by means of a charge to income, referred to as the “provision for loan losses”, in our statement of our operations. See “— Results of Operations — Provision for Loan Losses, above in this Item 7.

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

The following table compares the total amount of loans outstanding, and the allowance for loan losses, by loan category, in each case, in thousands of dollars, and certain related ratios, as of December 31, 2011 and December 31, 2010.

	December 31, 2011	December 31, 2010	Increase (Decrease)
	(Dollars in thousands)
Loan Categories:
Commercial loans	$179,305	$218,690	$(39,385)
Loans impaired(1)	$5,140	$2,036	$3,104
Loans 90 days past due	$2,021	$1,784	$237
Loans 30 days past due	$2,036	$1,406	$630
Allowance for loan losses:
General component	$7,260	$9,876	$(2,616)
Specific component(1)	1,648	141	1,507

Total allowance	$8,908	$10,017	$(1,109)
Ratio of allowance to loan category	4.97%	4.58%	0.39%

Real estate loans:	$358,318	$399,143	$(40,825)
Loans impaired(1)	$10,088	$24,021	$(13,933)
Loans 90 days past due	$—	$1,111	$(1,111)
Loans 30 days past due	$2,875	$10,197	$(7,322)
Allowance for loan losses:
General component	$4,642	$3,196	$1,446
Specific component (1)	1,135	3,155	(2,020)

Total allowance	$5,777	$6,351	$(574)
Ratio of allowance to loan category	1.61%	1.59%	.02%

Construction loans and land development	$27,758	$32,715	$(4,957)
Loans impaired(1)	$2,597	$2,624	$(27)
Loans 90 days past due	$2,597	$2,185	$412
Loans 30 days past due	$—	$—	$—
Allowance for loan losses:
General component	$316	$830	$(514)
Specific component(1)	—	—	—

Total allowance	$316	$830	$(514)
Ratio of allowance to loan category	1.14%	2.54%	(1.40)%

Consumer and single family mortgages	$92,898	$90,459	$2,439
Loans impaired(1)	$570	$2,473	(1,903)
Loans 90 days past due	$492	$765	(273)
Loans 30 days past due	$1,130	$432	698
Allowance for loan losses:
General component	$626	$775	$(149)
Specific component(1)	—	128	(128)

Total allowance	$626	$903	$(277)
Ratio of allowance to loan category	0.67%	1.00%	(0.33)%

Total loans outstanding	$658,279	$741,007	$(82,728)
Loans impaired(1)	$18,395	$31,154	$(12,759)
Loans 90 days past due	$5,110	$5,845	$(735)
Loans 30 days past due	$6,041	$12,035	$(5,994)
Allowance for loan losses:
General component	$12,844	$14,677	$(1,833)
Specific component(1)	2,783	3,424	(641)

Total allowance	$15,627	$18,101	$(2,474)
Ratio of allowance to total loans outstanding	2.37%	2.44%	( .07)%

(1)	Amounts in impaired loans and specific component include nonperforming delinquent loans.

Set forth below is a summary, in thousands of dollars, of the transactions in the allowance for loan losses for the years ended December 31, 2011 and December 31, 2010:

	Year Ended December 31, 2011	Year Ended December 31, 2010
	(Dollars in thousands)
Balance, beginning of year	$18,101	$20,345
Provision for loan losses	(833)	8,288
Recoveries on loans previously charged off	1,095	3,033
Charged off loans	(2,736)	(13,565)

Balance, end of year	$15,627	$18,101

The table below compares loan delinquencies, in thousands of dollars, at December 31, 2011 and December 31, 2010.

	December 31,
	2011	2010
Loans Delinquent:
90 days or more:
Commercial loans	$2,021	$1,784
Commercial real estate	—	1,111
Residential mortgages	492	636
Construction and land development loans	2,597	2,185
Consumer loans	—	129

	5,110	5,845

30-89 days:
Commercial loans	2,036	1,406
Commercial real estate	2,875	10,197
Residential mortgages	1,130	432
Construction and land development loans	—	—
Consumer loans	—	—

	6,041	12,035

Total Past Due (1) :	$11,151	$17,880

(1)	Past due balances include nonaccrual loans.

As indicated above, loans 90 days or more delinquent declined by $735,000, or 12.6%, to $5.1 million at December 31, 2011, from $5.8 million at December 31, 2010. Loans 30 to 89 days delinquent dropped by $6.0 million, or 49.8%, to $6.0 million at December 31, 2011, from $12.0 million at December 31, 2010. The total of past due loans at December 31, 2011 was $11.2 million, a decline of $6.7 million, or 37.6%, from the total past due loans of $17.9 million at December 31, 2010. The decline in delinquent loans in 2011 was due to a number of factors, including a modest improvement in economic conditions which enabled some borrowers to cure prior loan delinquencies or repay their loans and our foreclosures, during 2011, of some of the delinquent loans.

Deposits

Average Balances of and Average Interest Rates Paid on Deposits. Set forth below are the average amounts (in thousands of dollars) of, and the average rates paid on, deposits in each of 2011, 2010 and 2009:

	Year Ended December 31,
	2011		2010		2009
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest bearing demand deposits	$155,077	—	$167,357	—	$165,709	—
Interest-bearing checking accounts	26,941	0.33%	37,685	0.62%	28,136	0.79%
Money market and savings deposits	144,184	0.94%	134,863	1.12%	108,583	1.23%
Time deposits(1)	513,619	1.62%	614,850	2.24%	594,885	3.49%

Total deposits	$839,821	1.16%	$954,755	1.62%	$897,313	2.49%

(1)	Comprised of time certificates of deposit in denominations of less than and more than $100,000.

Deposit Totals at Fiscal Year-End. Total deposits increased by $45.8 million or 5.6% to $862 million at December 31, 2011 from $816 million at December 31, 2010. At December 31, 2011, noninterest-bearing deposits totaled $164.4 million, and 19.1% of total deposits, as compared to $144.1 million, and 17.7% of total deposits at December 31, 2010. Certificates of deposit in denominations of $100,000 or more, on which we pay higher rates of interest than on other deposits, aggregated $417.7 million, or 48.4%, of total deposits at December 31, 2011, as compared to $397.3 million, and 48.7%, of total deposits at December 31, 2010.

Set forth below is a maturity schedule of domestic time certificates of deposit outstanding at December 31, 2011 and December 31, 2010:

	December 31, 2011		December 31, 2010
Maturities	Certificates of Deposit Under $ 100,000	Certificates of Deposit $100,000 or more	Certificates of Deposit Under $100,000	Certificates of Deposit $100,000 or more
	(Dollars in thousands)
Three months or less	$36,756	$151,753	$41,474	$138,030
Over three and through six months	16,059	65,756	12,502	33,177
Over six and through twelve months	25,559	130,299	29,468	126,479
Over twelve months	13,583	69,923	27,478	99,590

Total	$91,957	$417,731	$110,922	$397,276

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

Our liquid assets, which included cash and due from banks, federal funds sold, interest earning deposits with financial institutions and unpledged securities available for sale (excluding Federal Reserve Bank and Federal Home Loan Bank stock) totaled $234 million, which represented 23% of total assets, at December 31, 2011.

Cash Flow Used in Operating Activities. In 2011, we used net cash of $37 million in operating activities, comprised primarily of $360 million in originations of mortgage loans held for sale, which more than offset $312 million of proceeds generated from sales of mortgage loans available for sale.

Cash Flow Provided by Investing Activities. Investing activities provided net cash of $109 million, primarily attributable to $96 million of proceeds from sales of securities available for sale, $59 million of loan repayments, and $14 million of proceeds from sales of other real estate owned, partially offset by $72 million of purchases of securities available for sale.

Cash Flow Used by Financing Activities. In 2011, we used net cash of $9 million in financing activities, consisting of $63 million to reduce borrowings, which was substantially offset by a $46 million increase in deposits and the net proceeds, totaling nearly $9 million, from the sale of shares of Series B Preferred Stock in a private placement which we completed in August 2011.

Ratio of Loans to Deposits. The relationship between gross loans and total deposits can provide a useful measure of a bank’s liquidity. Since repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loan-to-deposit ratio the less liquid are our assets. On the other hand, since we realize greater yields on loans than we do on investments, a lower loan-to-deposit ratio can adversely affect interest income and earnings. As a result, our goal is to achieve a loan-to-deposit ratio that appropriately balances the requirements of liquidity and the need to generate a fair return on our assets. At December 31, 2011, the loan-to-deposit ratio was 76%, down from 90%, at December 31, 2010, primarily as a result of an increase in deposits and a decline in the volume of loans outstanding in 2011.

Off Balance Sheet Arrangements

Loan Commitments and Standby Letters of Credit. In order to meet the financing needs of our customers in the normal course of business, we make commitments to extend credit and issue standby commercial letters of credit to or for our customers. At December 31, 2011 and 2010, we had outstanding commitments to fund loans totaling approximately $121 million and $141 million, respectively.

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

Contractual Obligations

Borrowings. As of December 31, 2011, we had $34 million of outstanding short-term borrowings and $15 million of outstanding long-term borrowings that we had obtained from the Federal Home Loan Bank. The following table sets forth the amounts (in thousands of dollars) of, the interest rates we pay on, and the maturity dates of these Federal Home Loan Bank borrowings. These borrowings, along with the securities sold under agreements to repurchase, had a weighted-average annualized interest rate of 1.19% during 2011.

Principal Amounts	Interest Rate	Maturity Dates	Principal Amounts	Interest Rate	Maturity Dates
(Dollars in thousands)			(Dollars in thousands)
$10,000	1.07%	February 17, 2012	5,000	1.66%	November 26, 2012
10,000	1.18%	February 23, 2012	10,000	1.73%	February 19, 2013
4,000	0.77%	August 9, 2012	5,000	1.06%	August 9, 2013
5,000	0.37%	September 17, 2012

At December 31, 2011, U.S. Agency and mortgage backed securities, U.S. Government agency securities and collateralized mortgage obligations with an aggregate fair market value of $3.4 million and $144 million of residential mortgage and other real estate secured loans were pledged to secure these Federal Home Loan Bank borrowings, repurchase agreements, local agency deposits and treasury, tax and loan accounts.

The highest amount of borrowings outstanding at any month end in 2011 consisted of $114 million of borrowings from the Federal Home Loan Bank and $11.0 million of overnight borrowings in the form of securities sold under repurchase agreements. By comparison, the highest amount of borrowings outstanding at any month end in 2010 consisted of $132 million of borrowings from the Federal Home Loan Bank and $11.8 million of overnight borrowings in the form of securities sold under repurchase agreements.

Junior Subordinated Debentures. Pursuant to rulings of the Federal Reserve Board, bank holding companies were permitted to issue long term subordinated debt instruments that, subject to certain conditions, would qualify as and, therefore, augment capital for regulatory purposes. At December 31, 2011, we had outstanding approximately $17.5 million principal amount of 30-year junior subordinated floating rate debentures (the “Debentures”), of which $16.8 million qualified as Tier 1 capital for regulatory purposes as of December 31, 2011. See discussion below under the subcaption “—Capital Resources-Regulatory Capital Requirements.”

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

Interest on the Debentures is payable quarterly. However, subject to certain conditions, we have the right, which we exercised during 2011, to defer those interest payments for up to five years.

As previously reported, since July 2009 we have been required to obtain the prior approval of the Federal Reserve Bank of San Francisco (the “Federal Reserve Bank”) to make interest payments on the Debentures. During the quarter ended September 30, 2010, we were advised by the Federal Reserve Bank that it would not approve the payment of interest on the Debentures and, as a result, during the twelve months ended December 31, 2011 we have had to exercise our interest deferral rights to defer the payment of a total of four quarterly interest payments on the Debentures due in September 2032 and in October 2034, respectively. We cannot predict when the Federal Reserve Bank will approve the resumption by us of interest payments on the Debentures and, until we are able to obtain such approval, we will have to continue to deferring such payments. Since we have the right, under the terms of the Debentures, to defer interest payments for up to five years, the deferral of interest payments to date did not, and any deferral of interest payments in 2012 will not, constitute a default under or with respect to the Debentures. Information regarding the FRB Agreement and the requirements and restrictions imposed on us by that Agreement is set forth above under the subcaption “—Supervision and Regulation in Part I of this Report under the caption “Regulatory Action by the FRB and DFI” and in the Section entitled “RISK FACTORS” contained in Item 1A of this Report.

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

Other Contractual Obligations

Set forth below is information regarding our material contractual obligations as of December 31, 2011:

Operating Lease Obligations. We lease certain facilities and equipment under various non-cancelable operating leases, which include escalation clauses ranging between 3% and 5% per annum. Future minimum non-cancelable lease commitments, in thousands of dollars, were as follows:

At December 31, 2011
2012	$2,330
2013	1,989
2014	1,922
2015	1,520
2016	688
Thereafter	0

Total	$8,449

Maturing Time Certificates of Deposits. Set forth below is a maturity schedule, as of December 31, 2011, of time certificates of deposit of $100,000 or more:

At December 31, 2011
(In thousands)
2012	$356,122
2013	49,904
2014	7,530
2015	1,130
2016 and beyond	3,045

Total	$417,731

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

The following table sets forth the capital and capital ratios of the Company (on a consolidated basis) and the Bank (on a stand-alone basis) at December 31, 2011, as compared to the respective regulatory requirements applicable to them.

	Applicable Federal Regulatory Requirement
	Actual		To be Adequately Capitalized		To Be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk Weighted Assets:
Company	$109,884	13.4%	$65,543	At least 8.0%	N/A	N/A
Bank	109,603	13.4%	65,518	At least 8.0%	$81,898	At least 10.0%
Tier 1 Capital to Risk Weighted Assets:
Company	$99,168	12.1%	$32,771	At least 4.0%	N/A	N/A
Bank	99,308	12.1%	32,759	At least 4.0%	$49,139	At least 6.0%
Tier 1 Capital to Average Assets:
Company	$99,168	9.8%	$40,331	At least 4.0%	N/A	N/A
Bank	99,308	9.9%	40,298	At least 4.0%	$50,373	At least 5.0%

At December 31, 2011 the Bank (on a stand-alone basis) continued to qualify as a well-capitalized institution, and the Company continued to exceed the minimum required capital ratios applicable to it, under the capital adequacy guidelines described above.

The consolidated total capital and Tier 1 capital of the Company, at December 31, 2011, includes an aggregate of $16.8 million principal amount of Junior Subordinated Debentures that we issued in 2002 and 2004. We contributed the net proceeds from the sales of the Junior Subordinated Debentures to the Bank over the six year period ended December 31, 2010, thereby providing it with additional cash to fund the growth of its banking operations and, at the same time, to increase its total capital and Tier 1 capital.

Additional Capital Requirements under FRB Agreement and DFI Order.

On August 31, 2011, the members of the respective Boards of Directors of the Company and the Bank entered into the FRB Agreement and the Bank consented to the issuance of the DFI Order. The principal purposes of the FRB Agreement and the DFI Order, which constitute formal supervisory actions by the FRB and the DFI, were to require us to adopt and implement formal plans and take certain actions, as well as to continue implementing measures that we previously adopted, to address the adverse consequences that the economic recession has had on the performance of our loan portfolio and our operating results and to increase our capital to strengthen our ability to weather any further adverse conditions that might arise if the improvement in the economy does not remains sluggish or economic condition worsen.

The Agreement and Order contain substantially similar provisions. They required the Boards of Directors of the Company and the Bank to prepare and submit written plans to the FRB and the DFI to address a number of matters, including improving the Bank’s position with respect to problem assets, maintaining adequate reserves for loan losses in accordance with applicable supervisory guidelines, and improving the capital position of the Bank and, in the case of the FRB Agreement, the capital position of the Company. The Bank is also prohibited from paying dividends to the Company without the prior approval of the DFI, and without the prior approval of the FRB the Company may not declare or pay cash dividends, repurchase any of its shares, make interest or principal payments on its Debentures or incur or guarantee any debt.

The Company and the Bank already have made substantial progress with respect to several of these requirements and both the Board and management are committed to achieving all of the requirements on a timely basis. However, a failure by the Company or the Bank to meet any of the requirements of the FRB Agreement or a failure by the Bank to meet any of the requirements of the DFI Order could be deemed, by the FRB or the DFI, to be conducting business in an unsafe manner which could subject the Company or the Bank to further regulatory enforcement action.

The FRB Agreement also required us to submit a capital plan to the FRB that would meet with its approval and then implement that plan. Under the DFI Order, the Bank was required to achieve a ratio of adjusted tangible shareholders’ equity to its tangible assets to 9.0% by January 31, 2011, by raising additional capital, generating earnings or reducing the Bank’s tangible assets (subject to a 15% limitation on such a reduction) or a combination thereof and, upon achieving that ratio, to thereafter maintain that ratio during the Term of the Order.

In August 2011, the Company completed the sale of $11.2 million of Series B Convertible 8.4% Series B Preferred Stock, the net proceeds from which it contributed to the Bank, thereby increasing its ratio of adjusted tangible shareholders’ equity to its tangible assets to 9.0%, as required by the DFI Order. At December 31, 2011, that ratio had increased to 9.4%.

Additional information regarding the FRB Agreement and the DFI Order is set forth above in the Section entitled “Supervision and Regulation” in Part I of this Report, under the caption “Regulatory Action by the FRB and DFI”.

Sale of Series B Convertible 8.4% Noncumulative Preferred Stock. As previously reported in a Current Report which we filed with the SEC on Form 8-K dated August 30, 2011, we completed the sale of a total of $11.2 million of Series B Preferred Stock (the “Series B Preferred Shares”) to three institutional investors in a private placement: SBAV, LP (“SBAV”) and Carpenter Community Bancfund, LP and Carpenter Community Bancfund—A LP (the “Carpenter Funds”). We then contributed the net proceeds from the sale of those shares of Series B Preferred Shares to the Bank to enable it to increase the ratio of its adjusted tangible shareholders’ equity to its tangible assets above 9% and thereby meet the capital requirement under the DFI Order.

Agreements to Sell Additional Series B Shares and Shares of Common Stock. In order to provide additional capital to be able to fund and support the resumption of our growth strategy, on August 26, 2011 we also entered into (i) an Additional Series B Purchase Agreement with SBAV and the Carpenter Funds which provides for the sale by us, subject to satisfaction of certain conditions, of a total of $11.8 million of additional shares of Series B Preferred Stock, $10.8 million of which is to be sold to the Carpenter Funds and the other $1.0 million of which is to be sold to SBAV (the “Additional Series B Shares”), at the same purchase price and on the same terms as the $11.2 million of Series B Shares were sold to SBAV and the Carpenter Funds on August 26, 2011, and (ii) a Common Stock Purchase Agreement with the Carpenter Funds which provides for the sale by us, subject to satisfaction of certain conditions, of a total of $15.5 million of shares of our common stock to the Carpenter Funds. The Common Stock Purchase Agreement provides for the shares of common stock to be sold to the Carpenter Funds at a price equal to the greater of: $5.31 per common share or the book value of the Company’s common stock as determined from the Company’s most recent periodic report filed with the SEC prior to the closing of the sale of those shares. Additionally, the Company will be issuing common stock purchase warrants (the “Warrants”) that, subject to certain conditions, will entitle the Carpenter Funds and SBAV to purchase up to 408,834 and 399,436 shares, respectively, of the Company’s common stock at a price of $6.38 per share.

If these sales of the Additional Series B Shares and Common Shares are consummated, the Carpenter Funds will own approximately 28% of the Company’s voting securities and will be the Company’s largest shareholder. Consummation of the sales of the Additional Series B Shares and those Common Shares is subject to a number of conditions including, in addition to customary conditions, the receipt of regulatory approvals required to be obtained by the Carpenter Funds for its purchases of the Additional Series B Shares and the Common Shares and the achievement by the Bank of certain specified capital ratios. There is no assurance that these remaining conditions will be satisfied and, if any of the conditions fails to be satisfied, the Additional Series B Purchase Agreement and the Common Stock Purchase Agreement may be terminated by the Carpenter Funds, SBAV or us. In the event of such a termination, the sales of the Additional Series B Shares and Common Shares contemplated by those Agreements would not be consummated.

Additional Agreements. In connection with the sale of the Series B Shares on August 26, 2011, the Company entered into the following additional agreements (the “Ancillary Agreements”) with the Carpenter Funds and SBAV (the “Investors”).

Investor Rights Agreements. The Company has entered into an Investor Rights Agreement with each of SBAV and the Carpenter Funds (the “SBAV Investor Rights Agreement” and the “Carpenter Investor Rights Agreement” respectively), which grant to SBAV and the Carpenter Funds the right to purchase (subject to certain exceptions) a pro-rata portion of any additional equity securities the Company may sell during the next four years in order to enable the Investors to maintain their respective percentage ownership interests in the Company. The SBAV Investor Rights Agreement entitles SBAV to designate an individual, who is acceptable to the Company, to be appointed as a member of the Boards of Directors of the Company and the Bank, subject to regulatory approval. The Carpenter Investor Rights Agreement provides that, if the purchases by the Carpenter Funds of the $10.8 million of Additional Series B Shares and the $15.5 million of shares of Company common stock are consummated, then the Carpenter Funds will become entitled to designate three individuals, who are reasonably acceptable to the Company, to serve on the Boards of Directors of both the Company and the Bank, effective upon receipt of any required regulatory approvals and clearances therefor.

If the sales of the Additional Series B Shares pursuant to the Additional Series B Purchase Agreement and the shares of Company common stock pursuant to the Common Stock Purchase Agreement are consummated, it will become necessary for Raymond E. Dellerba, who is President and CEO of both the Company and the Bank, to devote more of his time and energies, as the Company’s CEO, to the formulation and implementation of Company-wide strategic initiatives. As a result, upon consummation of the sales of the Additional Series B Shares and the shares of Common Stock, a search will be conducted for a new Bank CEO who would be responsible for the day to day operations of the Bank. The appointment of a new Bank CEO will be subject to the receipt of any then required regulatory approvals or clearances. At the time of that appointment, in addition to continuing as the Company’s CEO, Mr. Dellerba will become the Vice Chairman of the Bank and will continue, in that capacity as well, to be involved in oversight of its operations. The Carpenter Investor Rights Agreement provides that the individual selected to become the new Bank CEO must be reasonably acceptable to the Carpenter Funds.

Registration Rights Agreements. The Company also entered into a Registration Rights Agreement with both SBAV and the Carpenter Funds which required the Company (i) to file a Registration Statement on Form S-3 with the SEC to register for resale, under the Securities Act of 1933, as amended (the “Securities Act”), the shares of Company common stock that are issuable upon conversion of the Series B Shares and (ii) to use its commercially reasonable efforts to have that Registration Statement declared effective by the SEC within 120 days of the filing date. The Company filed the Registration Statement with the SEC on October 7, 2011, and it was declared effective by the SEC on October 21, 2011. If the sales of the Additional Series B Shares pursuant to the Additional Series B Purchase Agreement and the shares of Company common stock pursuant to the Common Stock Purchase Agreement are consummated, the Company also will enter into a second Registration Rights Agreement providing for it to register, for resale, the shares of common stock that will be issuable upon conversion of the Additional Series B Shares, the shares of common stock issuable pursuant to the Common Stock Purchase Agreement and the shares of common stock that will be issuable upon exercise of the Warrants.

The foregoing summaries of the Additional Series B and Common Stock Purchase Agreements are not intended to be complete descriptions of those Agreements and are qualified in their entirety by reference to those Agreements themselves, which are attached as Exhibits 10.5 and 10.6, respectively, to the Company’s Current Report on Form 8-K dated August 26, 2011, which was filed with the SEC on August 30, 2011. Similarly, the foregoing summaries of the Ancillary Agreements are not intended to be complete and are qualified in their entirety by reference to those Agreements themselves, which are attached as Exhibits 10.2, 10.3 and 10.4 to that same Current Report on Form 8-K dated August 26, 2011.

Summary of the Series B Rights, Preferences and Privileges

The following is a summary of the respective rights, preferences and privileges of the Series B Shares and Series C Shares, which summaries are not complete and are qualified in their entirety by reference to the Certificate of Determination of the Series B Convertible 8.4% Noncumulative Preferred Stock and the Certificate of Determination of the Series C 8.4% Noncumulative Preferred Stock (the “Series C Shares”), copies of which were attached as Exhibits 3.1 and 3.2, respectively, to the Company’s Current Report dated August 16, 2011, filed with the SEC on August 22, 2011.

Ranking. The Series B Shares will, with respect to dividend rights and rights on liquidation, rank (i) on parity with any Series C Shares that may be issued as dividends on the Series B Shares and any other class or series of preferred stock that the Company may issue in the future which is designated as being on parity with the Series B Shares as to dividends and rights on liquidation ; and (ii) senior to the Company’s common stock and any other class or series of the Company’s capital stock that may be created in the future which does not expressly provide that such shares of capital stock rank on a parity with or senior to the Series B Preferred Stock as to dividend rights and rights on liquidation, winding-up and dissolution of the Company (collectively, and including the common stock, “Junior Securities”).

Conversion Rights. The Series B Shares are convertible at the option of the holders thereof into shares of the Company’s common stock at a conversion price of $5.32 per common share.

Dividend Rights and Preference. Dividends on the Series B Shares are payable in cash at a rate of 8.4% per annum if, as and when declared by the Board of Directors. If, however, due to legal or regulatory restrictions, the Company is unable to pay cash dividends on the Series B Shares for any two semi-annual dividend periods, then the Company will be required to pay such dividends in Series C Shares, the rights, preferences and privileges of which are summarized below. No dividends may be declared or paid on shares of the Company’s common stock unless dividends are first paid (either in cash or in Series C Shares) on the Series B Shares and any Series C Shares that may be issued in the future.

Redemptions of Series B Shares. The Series B Shares will not be redeemable at the option of any of the holders thereof at any time. However, the Company will have the right, subject to certain conditions, including the prior redemption by the Company of all Series C Shares, if any, that had been issued as dividends on the Series B Shares, to redeem some or all of the Series B Shares, out of funds legally available therefor, as follows: (i) if, at any time after August 26, 2013, the volume weighted average of the closing prices of the Company’s common stock is at least 140% of the then Series B conversion price for any period of 20 consecutive trading days, then, subject to certain conditions, the Company will become entitled to redeem the Series B Shares, in whole or in part, during the succeeding three months and if the Company redeems some, but not all, of the Series B Shares during that three month period, it will be entitled to redeem, in whole or in part, the remaining Series B Shares on one occasion within the succeeding 12 months; and (ii) if all of the Series B Shares have not theretofore been redeemed or converted into common stock, the Company will become entitled to redeem the outstanding Series B Shares at any time in whole or from time to time in part on or after August 26, 2018. The price payable by the Company on redemption of any Series B Shares, which must be paid in cash, will be $100.00 per Series B Share (the per share price originally paid for the Series B Shares), plus an amount in cash equal to the sum of (i) all theretofore declared but unpaid dividends on each share of Series B Preferred Stock then being redeemed, and (ii) the Series C Share Price for each share of Series C Shares that has become, but remains, issuable as a dividend on the Series B Shares then being redeemed, together with all unpaid dividends on such Series C Shares that have accrued prior to the date of redemption (the “Series B Redemption Price”).

Voting Rights. In addition to voting rights under the protective provisions described below or as may be required by law, subject to certain limitations, the holders of the Series B Shares will be entitled to vote, on an as-converted basis, with the holders of the Common Stock, voting together as a single class, on all matters on which the holders of the Common Stock are entitled to vote.

Series B Preferred Stock Protective Provisions. At any time when at least 25% of the originally issued Series B shares are outstanding, the approval of the holders of not less than 80% of the such Series B Shares, voting as a separate class, will be required before the Company may take certain actions, specified in the Series B Certificate of Determination, that could materially and adversely affect the rights, preferences or privileges of the Series B Shares, including (i) a liquidation of the Company (ii) the creation or issuance of securities that rank, or any instrument that is convertible into securities that will rank, senior to the Series B Shares; and (iii) the sale or issuance of any securities that are on parity with, or junior to, the Series B Shares that would require the payment of cash dividends on such securities during any period when the Company is not able to pay cash dividends on the Series B Shares or on any Series C Shares that may have been issued by the Company.

Liquidation Preference. If the Company liquidates and dissolves, then, before any distribution of Company assets (a “liquidation distribution”) may be made to the holders of Junior Securities, the holders of Series B Shares will be entitled to receive a per share liquidation distribution, but only out of assets legally available therefor, equal to the Redemption Price per Series B Share (as described above under the subcaption “Redemptions of Series B Shares”). If the Company consummates a “Change in Control Transaction” (as defined in the Series B Certificate of Determination), then any holder of Series B Shares may elect to treat that Transaction as a “deemed liquidation” in which event that holder will have the right to receive a liquidation distribution for such holder’s Series B Shares in an amount equal to the Redemption Price.

Summary of the Rights, Preferences and Privileges of the Series C Shares.

Any Series C Shares that the Company may issue in the future will rank on parity with the Company’s Series A Shares and Series B shares and will have the same rights, preferences and privileges as the Series B Shares, except as follows: (i) the Series C Shares will not be convertible into common stock by the Investors, but may become convertible into shares of common stock, at a conversion price of $5.32 per common share, upon certain sales of the Series B Shares by the Investors; and (ii) the holders of Series C Shares will not be entitled to vote their Series C Shares on matters on which the common shareholders are generally entitled to vote.

Dividend Policy and Share Repurchase Programs. Our Board of Directors has followed the policy of retaining earnings to maintain capital and, thereby, support the operations of the Bank. On occasion, the Board has considered paying cash dividends out of cash generated in excess of those capital requirements and, in February 2009, the Board of Directors declared a one-time cash dividend, in the amount of $0.10 per share of common stock, which was paid on March 14, 2009 to our shareholders.

In 2009, the Board of Directors decided that the prudent course of action, in light of the economic recession, was to preserve cash to enhance the Bank’s capital position and to be in a position to take advantage of improved economic and market conditions in the future. Moreover, the FRB Agreement prohibits our payment of cash dividends and any repurchases of shares of our common stock, without the prior approval of those regulatory agencies. In addition, the FRB Agreement prohibits us from making interest payments on our Junior Subordinated Debentures without the approval of the FRB. As described above, we have been unable to obtain those approvals and, consequently, we have had to defer interest payments on those Debentures. As a result, we are precluded, by the terms of those Debentures, from paying cash dividends on our common stock or preferred stock unless and until we have paid all of the deferred interest in full and thereafter make interest payments on the Junior Subordinated Debentures as and when they become due. Accordingly, we do not expect to pay cash dividends or make share purchases at least for the foreseeable future.

The shares of Series B Preferred Stock are entitled to receive dividends payable in cash at a rate of 8.4% per annum if, as and when declared by the Board of Directors. If, however, due to legal or regulatory restrictions, the Company is unable to pay cash dividends on the Series B Preferred Stock for two semi-annual dividend periods, then the Company will be required to pay such dividends in shares of Series C Preferred Stock. The issuance of shares of Series C Preferred Stock would be dilutive of the ownership that our existing shareholders have in the Company. In addition, no dividends may be declared or paid on shares of the Company’s common stock unless dividends are first paid (either in cash or in shares of Series C Preferred Stock) on the shares of Series B Preferred Stock and any shares of Series C Preferred Stock that may be issued in the future.

ITEM 8.	FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Pacific Mercantile Bancorp and subsidiaries

We have audited the accompanying consolidated statements of financial condition of Pacific Mercantile Bancorp (a California Corporation) and subsidiaries (collectively, the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pacific Mercantile Bancorp and subsidiaries as of December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

As more fully described in Notes 3 and 17 to the consolidated financial statements, in August 2010, the Company and its wholly owned subsidiary, Pacific Mercantile Bank, (the “Bank”) entered into a written agreement (the “Written Agreement”) with its regulators. The Written Agreement includes certain requirements of the Company and the Bank which include (i) strengthening board oversight, (ii) improving the Bank’s position with respect to problem assets and maintaining adequate reserves for loan and lease losses, (iii) improving the Bank’s capital position, and (iv) improving the Bank’s earnings. The Company and the Bank have taken measures towards complying with the provisions of the Written Agreement, however the Company and Bank cannot predict the future impact of the Written Agreement upon their business, financial condition or results of operations, and there can be no assurance when or if the Company and Bank will be in compliance with the Written Agreement, or whether the regulators might take further action against the Company or Bank. The accompanying financial statements do not reflect the impact of this uncertainty.

/s/ SQUAR, MILNER, PETERSON, MIRANDA & WILLIAMSON, LLP

Newport Beach, California

February 24, 2012

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands)

	December 31,
	2011	2010
ASSETS
Cash and due from banks	$10,290	$7,306
Interest bearing deposits with financial institutions	86,177	25,372

Cash and cash equivalents	96,467	32,678
Interest-bearing time deposits with financial institutions	1,423	2,078
Federal Reserve Bank and Federal Home Loan Bank Stock, at cost	11,154	12,820
Securities available for sale, at fair value	147,909	178,301
Loans held for sale (including $41,990 of loans held for sale at fair value at December 31, 2011)	66,230	12,469
Loans (net of allowances of $15,627 and $18,101, respectively)	641,962	722,210
Investment in unconsolidated subsidiaries	682	682
Other real estate owned	37,421	33,170
Accrued interest receivable	2,505	3,259
Premises and equipment, net	977	935
Other assets	17,822	17,268

Total assets	$1,024,552	$1,015,870

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$164,382	$144,079
Interest-bearing	697,665	672,147

Total deposits	862,047	816,226
Borrowings	49,000	112,000
Accrued interest payable	1,444	985
Other liabilities	7,909	5,716
Junior subordinated debentures	17,527	17,527

Total liabilities	937,927	952,454

Commitments and contingencies (Note 15)
Shareholders’ equity:
Preferred stock, no par value, 2,000,000 shares authorized:
Series A Convertible 10% Cumulative Preferred Stock, 155,000 shares authorized, 11,000 and 126,500 shares issued and outstanding at December 31, 2011 and December 2010, respectively; liquidation preference $100 per share plus accumulated dividends and undeclared dividends at December 31, 2011 and December 31, 2010	1,100	12,655
Series B Convertible 8.4% Noncumulative Preferred Stock, 300,000 shares authorized, 112,000 issued and outstanding at December 31, 2011; liquidation preference $100 per share plus accumulated dividends and undeclared dividends at December 31, 2011	8,747	—
Series C 8.4% Noncumulative Preferred Stock, 300,000 shares authorized, none issued and outstanding at December 31, 2011; liquidation preference $100 per share plus accumulated dividends and undeclared dividends at December 31, 2011	—	—
Common stock, no par value, 20,000,000 shares authorized, 12,273,003 and 10,434,665 shares issued and outstanding at December 31, 2011 and December 31, 2010, respectively	84,742	73,058
Accumulated deficit	(5,921)	(17,553)
Accumulated other comprehensive loss	(2,043)	(4,744)

Total shareholders’ equity	86,625	63,416

Total liabilities and shareholders’ equity	$1,024,552	$1,015,870

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except for per share data)

	Year Ended December 31,
	2011	2010	2009
Interest income:
Loans, including fees	$40,130	$45,887	$47,482
Securities available for sale and stock	3,949	4,564	3,661
Interest-bearing deposits with financial institutions	211	468	501

Total interest income	44,290	50,919	51,644
Interest expense:
Deposits	9,778	15,483	22,316
Borrowings	1,321	2,598	7,567

Total interest expense	11,099	18,081	29,883

Net interest income	33,191	32,838	21,761
Provision for loan losses	(833)	8,288	23,673

Net interest income (expense) after provision for loan losses	34,024	24,550	(1,912)
Noninterest income
Total other-than-temporary impairment of securities	(41)	(95)	(829)
Less: portion of other-than-temporary impairment losses recognized in other comprehensive loss	128	191	704

Net impairment loss recognized in earnings	(169)	(286)	(125)
Service fees on deposits and other banking services	997	1,207	1,486
Mortgage banking (including net gains on sales of loans held for sale)	6,070	3,741	917
Net gains on sale of securities available for sale	405	1,530	2,308
Net gain (loss) on sale of other real estate owned	158	(64)	(72)
Other	768	643	1,008

Total noninterest income	8,229	6,771	5,522
Noninterest expense
Salaries and employee benefits	17,074	15,345	15,845
Occupancy	2,510	2,668	2,713
Equipment and depreciation	1,463	1,277	1,268
Data processing	667	684	815
Provision for contingencies	1,625	550	628
FDIC expense	2,226	3,753	2,391
Other real estate owned expense	3,126	2,772	2,233
Professional Fees	3,922	4,752	3,917
Other operating expense	4,441	4,516	3,441

Total noninterest expense	37,054	36,317	33,251

Income (loss) before income taxes	5,199	(4,996)	(29,641)
Income tax provision (benefit)	(6,433)	8,958	(12,333)

Net income ( loss)	11,632	(13,954)	(17,308)
Cumulative undeclared dividends on preferred stock	(440)	(1,075)	(61)

Net income (loss) available to common stockholders	$11,192	$(15,029)	$(17,369)

Income (loss) per common share:
Basic	$0.99	$(1.44)	$(1.66)
Diluted	$0.98	$(1.44)	$(1.66)
Weighted average number of common shares outstanding:
Basic	11,361,389	10,434,665	10,434,665
Diluted	11,371,524	10,434,665	10,434,665

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

(Shares and dollars in thousands)

For the Three Years Ended December 31, 2011

	Series A, B, and C Preferred stock		Common stock		Retained earnings (accumulated deficit)	Accumulated other comprehensive income (loss)	Total
	Number of shares	Amount	Number of shares	Amount
Balance at December 31, 2008	—	$—	10,435	$72,592	$12,831	$(1,191)	$84,232
Cumulative effect of adoption of accounting principle (1)	—	—	—	—	878	(878)	—
Net proceeds of Series A Cumulative Preferred Stock	81	8,050	—	—	—	—	8,050
Stock based compensation expense	—	—	—	299	—	—	299
Comprehensive loss:
Net loss	—	—	—	—	(17,308)	—	(17,308)
Change in unrealized gain on securities held for sale, net of taxes	—	—	—	—	—	(922)	(922)
Change in unrealized expense on supplemental executive retirement plan, net of taxes	—	—	—	—	—	121	121

Total comprehensive loss	—	—	—	—	—	—	(18,109)

Balance at December 31, 2009	81	8,050	10,435	72,891	(3,599)	(2,870)	74,472
Issuances of Series A Cumulative Preferred Stock	46	4,605	—	—	—	—	4,605
Stock based compensation expense	—	—	—	167	—	—	167
Comprehensive loss:
Net loss	—	—	—	—	(13,954)	—	(13,954)
Change in unrealized gain on securities held for sale	—	—	—	—	—	(1,946)	(1,946)
Change in unrealized expense on supplemental executive retirement plan,	—	—	—	—	—	72	72

Total comprehensive loss	—	—	—	—	—	—	(15,828)

Balance at December 31, 2010	127	$12,655	10,435	$73,058	$(17,553)	$(4,744)	$63,416
Series A Cumulative Preferred Stock conversion to common stock	(116)	(11,555)	1,838	11,406	—	—	(149)
Net proceeds from Series B noncumulative Preferred Stock	112	8,747	—	—	—	—	8,747
Stock based compensation expense	—	—	—	278	—	—	278
Comprehensive income:
Net income	—	—	—	—	11,632	—	11,632
Change in unrealized gain on securities held for sale	—	—	—	—	—	2,670	2,670
Change in unrealized expense on supplemental executive retirement plan	—	—	—	—	—	31	31

Total comprehensive income	—	—	—	—	—	—	14,333

Balance at December 31, 2011	123	$9,847	12,273	$84,742	$(5,921)	$(2,043)	$86,625

(1)	Impact on prior period of adopting ASC 320-10, Recognition and Presentation of Other-Than-Temporary Impairments (see Note 5).

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended December 31,
	2011	2010	2009
Cash Flows From Operating Activities:
Net income (loss)	$11,632	$(13,954)	$(17,308)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	499	504	492
Provision for loan losses	(833)	8,288	23,673
Net amortization of premium on securities	585	611	1,449
Net gains on sales of securities available for sale	(405)	(1,530)	(2,308)
Net gains on sales and mark to market of mortgage loans held for sale	(3,845)	(3,108)	(677)
Proceeds from sales and principal reduction of mortgage loans held for sale	311,612	205,732	67,780
Originations and purchases of mortgage loans held for sale	(359,942)	(217,050)	(73,433)
Other than temporary impairment on securities available for sale	169	286	125
Net amortization of deferred fees and unearned income on loans	(633)	(616)	(253)
Net (gain) loss on sales of other real estate owned	(158)	64	72
Net gain on sale of fixed assets	(18)	—	—
Write down of other real estate owned	1,373	1,874	1,529
Stock-based compensation expense	278	167	299
Changes in operating assets and liabilities:
Net decrease in accrued interest receivable	754	471	104
Net (increase) decrease in other assets	(876)	(6,254)	650
Net (increase) decrease in deferred taxes	(7,227)	10,012	(5,964)
Net decrease (increase) in income taxes receivable	7,400	980	(4,190)
Net decrease (increase) accrued interest payable	459	(916)	(949)
Net decrease in other liabilities	2,224	4,189	1,495

Net cash used in operating activities	(36,952)	(10,250)	(9,766)
Cash Flows From Investing Activities:
Net decrease (increase) in interest-bearing time deposits with financial institutions	655	7,722	(9,602)
Maturities of and principal payments received for securities available for sale and other stock	11,081	32,000	56,928
Purchase of securities available for sale and other stock	(72,311)	(280,992)	(261,092)
Proceeds from sale of securities available for sale and other stock	95,609	242,822	210,452
Proceeds from sale of other real estate owned	13,901	5,750	8,861
Capitalized cost of other real estate owned	(212)	(1,877)	(2,352)
Net decrease (increase) in loans	59,387	64,572	(14,629)
Purchases of premises and equipment	(541)	(110)	(681)
Proceeds from sales of loans	1,586	—	—
Proceeds from sale of premises and equipment	18	—	—

Net cash provided by (used in) investing activities	109,173	69,887	(9,763)
Cash Flows From Financing Activities:
Net increase (decrease) in deposits	45,821	(144,212)	138,752
Proceeds from issuances of Series A Cumulative Preferred Stock	—	4,605	8,050
Proceeds from Issuance of Series B Noncumulative Preferred Stock	8,747	—	—
Net decrease in borrowings	(63,000)	(29,003)	(92,755)

Net cash (used in) provided by financing activities	(8,432)	(168,610)	54,047
Net increase in cash and cash equivalents	63,789	(108,973)	34,518
Cash and Cash Equivalents, beginning of period	32,678	141,651	107,133

Cash and Cash Equivalents, end of period	$96,467	$32,678	$141,651

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—continued

(Dollars in thousands)

	Year Ended December 31,
	2011	2010	2009
Supplementary Cash Flow Information:
Cash paid for interest on deposits and other borrowings	$10,641	$19,802	$30,688

Cash paid for income taxes	978	—	—

Non-Cash Investing Activities:
Net increase in net unrealized losses and prior year service cost on supplemental employee retirement plan, net of tax	$31	$72	$121

Net increase (decrease) in net unrealized gains and losses on securities held for sale, net of income tax	$2,670	$(1,946)	$(1,800)

Transfer of loans into other real estate owned	$46,894	$28,269	$4,814

Transfer of loans held for sale to loans held for investment	$1,586	$—	$5,800

Mark to market gain adjustment of equity securities	$126	$5	$10

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business

Organization

Pacific Mercantile Bancorp (“PMBC”) is a bank holding company which, through its wholly owned subsidiary, Pacific Mercantile Bank (the “Bank”) is engaged in commercial banking and conducts a mortgage banking business in Southern California. PMBC is registered as a one bank holding company under the United States Bank Holding Company Act of 1956, as amended. The Bank is chartered by the California Department of Financial Institutions (the “DFI”) and is a member of the Federal Reserve Bank of San Francisco (“FRB”). In addition, the deposit accounts of the Bank’s customers are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to the maximum amount allowed by law. PMBC and the Bank, are sometimes referred to, together, in this report as the “Company” or as “we”, “us” or “our”.

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

Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that could affect the reported amounts of certain of our assets, liabilities, and contingencies at the date of the financial statements and the reported amounts of our revenues and expenses during the reporting periods. For the fiscal periods covered by this Report, those estimates related primarily to our determinations of the allowance for loan losses, the fair values of securities available for sale and mortgage loans held for sale, and the determination of reserves pertaining to deferred tax assets. If circumstances or financial trends on which those estimates were based were to change in the future or there were to occur any currently unanticipated events affecting the amounts of those estimates, our future financial position or results of operations could differ, possibly materially, from those expected at the current time.

Principles of Consolidation

The consolidated financial statements for the years ended December 31, 2011, 2010 and 2009, include the accounts of PMBC and its wholly owned subsidiary, Pacific Mercantile Bank. All significant intercompany balances and transactions were eliminated in consolidation.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. Significant Accounting Policies (Cont-)

Cash and Cash Equivalents

For purposes of the statements of cash flow, cash and cash equivalents consist of cash due from banks and federal funds sold. Generally, federal funds are sold for a one-day period. As of December 31, 2011 and 2010 the Bank maintained required reserves with the Federal Reserve Bank of San Francisco of approximately $282,000 and $477,000, respectively, which are included in cash and due from banks in the accompanying Consolidated Statements of Financial Condition.

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

Fair Value Option

The fair value option provides an option to elect fair value as an alternative measurement for selected financial assets, financial liabilities, unrecognized firm commitments and written loan commitments not previously carried at fair value. The Bank has elected the fair value option on its mortgage loans held for sale (“LHFS”) that were originated subsequent to December 1, 2011. The election was made to better reflect the underlying economics and to mitigate operational complexities of risk management activities related to its LHFS pursuant to ASC 815, Derivatives and Hedging.

Mortgage Loans Held for Sale and Mortgage Banking Revenues

On December 1, 2011, the Bank elected to measure its LHFS at fair value beginning December 1, 2011. As of December 31, 2011, these loans totaled $42.0 million. LHFS originated prior to December 1, 2011 (accounted for at the lower of cost or market) remaining on the accompanying balance sheet as of December 31, 2011 totaled $24.2 million. With the election of the fair value option for LHFS originated on or subsequent to December 1, 2011, fees and costs associated with the origination of LHFS are earned and expensed as incurred. For loans originated prior to December 1, 2011, such fees and costs are netted and recorded in operations in the period the LHFS is sold.

Revenue derived from the Bank’s mortgage loan origination division includes the origination (funding either a purchase or refinancing) and sale of residential mortgage loans. Mortgage fees consist of fee income earned on all loan originations, including loans closed to be sold and fee-based closings. Gain (loss) on sales of mortgage loans includes the realized and unrealized gains and losses on LHFS for which the fair value option has been elected. For LHFS for which the fair value option has not been elected, gain (loss) includes the realized gains (losses) as well as any lower-of-cost-or-market valuation adjustments. The valuation of the Bank’s LHFS approximates a whole-loan price, which includes the value of the related mortgage servicing rights. Both mortgage fee income and gain (or loss) on sales of loans is included in mortgage banking revenues in the accompanying statements of operations.

The Bank principally sells its originated mortgage loans to investors and to government-sponsored entities. We evaluate sales of such loans for sales treatment. To the extent the transfer of assets qualifies as a sale, we derecognize the asset and record the gain or loss on the sale date. In the event we determine that the transfer of assets does not qualify as a sale, the transfer would be treated as a secured borrowing. LHFS are placed on nonaccrual status when any portion of the principal or interest is 90 days past due or earlier if factors indicate that the ultimate collectability of the principal or interest is not probable. Interest received from LHFS on nonaccrual status is recorded as a reduction of principal. LHFS on non-accrual status are returned to accrual status when the principal and interest become current and it is probable that the amounts are fully collectible.

Mortgage Servicing Rights

The Bank sells LHFS in the secondary market and may retain the right to service the loans sold. Upon sale, the mortgage servicing rights asset is capitalized at the then current fair value of future net cash flows expected to be realized for performing servicing activities. Mortgage servicing rights are carried at estimated fair value with the difference in carrying cost and estimated fair value recorded in the statement of operations.

Loan Loss Obligation on Loans Previously Sold

The Bank sells LHFS it originates to investors on a servicing released basis and the risk of loss due to default by the borrower is generally transferred to the investor. However, the Bank is required by these investors to make certain representations relating to credit information, loan documentation and collateral. These representations and warranties may extend through the contractual life of the mortgage loan. If subsequent to the sale of such a loan, any underwriting deficiencies, borrower fraud or documentation defects are discovered in, the Bank may be obligated to repurchase the mortgage loan or indemnify the investors for any losses from borrower defaults if such deficiency or defect cannot be cured within the specified period following discovery. In the case of early loan payoffs and early defaults on certain loans, the Bank may be required to repay all or a portion of the premium initially paid by the investor. The estimated obligation associated with early loan payoffs and early defaults is calculated based on historical loss experience by type of loan.

The obligation for losses attributable to any erroneous representations and warranties or other provisions discussed above is recorded at its estimated projection of expected future losses using historical and projected loss frequency and loss severity ratios to estimate its exposure to losses on loans previously sold.

Accounting for Derivative Instruments and Interest Rate Lock Commitments

The Company does not utilize derivative instruments for hedging the fair value or interest rate exposures within its mortgage banking business. In this business, the Company enters into commitments to originate mortgage loans whereby the interest rate on the loan is set prior to funding (interest rate lock commitments or “IRLCs”). IRLCs on mortgage loan funding commitments for mortgage loans that are intended to be sold are considered to be derivative instruments under GAAP and are recorded at fair value on the balance sheet with any change in fair value between reporting periods recorded to operations.

Unlike most other derivative instruments, there is no active market for the mortgage loan commitments that can be used to determine their fair value. The Company has developed a methodology for estimating the fair value by calculating the change in market value from a commitment date to a measurement date based upon changes in applicable interest rates during the period, adjusted for a fallout factor (loans committed to funding that ultimately do not fund). At December 31, 2011, the Company’s IRLC’s recognized in the Company’s results of operations totaled $36,000.

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

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. Significant Accounting Policies (Cont-)

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

Loans that the Bank modifies or restructures where the debtor is experiencing financial difficulties and makes a concession to the borrower in the form of changes in the amortization terms, reductions in the interest rates, the acceptance of interest only payments and, in limited cases, concessions to the outstanding loan balances are classified as troubled debt restructurings or “TDRs”. TDRs are loan modified for the purpose of alleviating temporary impairments to the borrower’s financial condition. A workout plan between a borrower and the Bank is designed to provide a bridge for the cash flow shortfalls in the near term. If the borrower works through the near term issues, in most cases, the original contractual terms of the loan will be reinstated.

An allowance for loan losses is established by means of a provision for loan losses that is charged against income. If management concludes that the collection, in full, of the carrying amount of a loan has become unlikely, the loan, or the portion thereof that is believed to be uncollectible, is charged against the allowance for loan losses. We carefully monitor changing economic conditions, the loan portfolio by category, the financial condition of borrowers and the history of the performance of the portfolio in determining the adequacy of the allowance for loan losses. Additionally, as the volume of loans increases, additional provisions for loan losses may be required to maintain the allowance at levels deemed adequate. Moreover, if economic conditions were to deteriorate, causing the risk of loan losses to increase, it would become necessary to increase the allowance to an even greater extent, which would necessitate additional charges to income. The Company also evaluates the unfunded portion of loan commitments and establishes a loss reserve in other liabilities through a charge against noninterest expense in connection with such unfunded loan commitments. The loss reserve for unfunded loan commitments at December 31, 2011 and 2010, was $181,000 and $249,000, respectively.

The allowance for loan losses is based on estimates and ultimate loan losses may vary from current estimates. These estimates are reviewed periodically and, as adjustments become necessary, they are recorded in earnings in the periods in which they become known. We believe that the allowance for loan losses was adequate as of December 31, 2011 and 2010. In addition, the FRB and the DFI, as an integral part of their examination processes, periodically review the allowance for loan losses for adequacy. These agencies may require us to recognize additions to the allowance based on their judgments in light of the information available at the time of their examinations.

We also evaluate loans for impairment, where principal and interest are not expected to be collected in accordance with the contractual terms of the loan. We measure and reserve for impairment on a loan-by-loan basis using either the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral if the loan is collateral dependent. We exclude smaller, homogeneous loans, such as consumer installment loans and lines of credit, from these impairment calculations. Also, loans that experience insignificant payment delays or shortfalls are generally not considered impaired.

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

Other Real Estate Owned

Other real estate owned (“OREO”), consists of real properties acquired by us through foreclosure or in lieu of foreclosure in satisfaction of loans. OREO is recorded on the balance sheet at fair value less selling costs at the time of acquisition. Loan balances in excess of fair value less selling costs are charged to the allowance for loan losses. Any subsequent operating expenses or income, reductions in estimated fair values and gains or losses on disposition of such properties are charged or credited to current operations.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. Significant Accounting Policies (Cont-)

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

Earnings (Loss) Per Share

Basic income (loss) per share for any fiscal period is computed by dividing net income (loss) available to common shareholders for such period by the weighted average number of common shares outstanding during that period. Fully diluted income (loss) per share reflects the potential dilution that could have occurred assuming all outstanding options or warrants to purchase our shares of common stock, at exercise prices that were less than the market price of our shares, were exercised into common stock, thereby increasing the number of shares outstanding during the period determined using the treasury method. Although accumulated undeclared dividends on our preferred stock are not recorded in the accompanying consolidated statement of operations, such dividends are included for purposes of computing earnings (loss) per share available to common shareholders.

Stock Option Plans

The Company follows the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718-10, “Share-Based Payment”, which requires entities that grant stock options or other equity compensation awards to employees to recognize in their financial statements the fair values of those options or share awards as compensation cost over their requisite service (vesting) periods. Since stock-based compensation that is recognized in the statements of operations is to be determined based on the equity compensation awards that we expect will ultimately vest, that compensation expense has been reduced for estimated forfeitures of unvested options that typically occur due to terminations of employment of optionees and recognized on a straight-line basis over the requisite service period for the entire award. Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For purposes of the determination of stock-based compensation expense for the year ended December 31, 2011, we estimated no forfeitures of options granted to members of the Board of Directors and forfeitures of 7.9% with respect to other unvested options.

Significant Adjustments

On a quarterly basis, the Company evaluates all of its significant adjustments that were identified during that quarter in order to determine whether the adjustments should be recorded in their entirety during the current quarter or whether any or all of such adjustments should be recorded in one or more preceding quarters. During the fourth quarter of 2011, management evaluated two significant adjustments: a negative provision expense related to the allowance for loan losses (Note 6), and the recognition of an income tax benefit as a result of a reduction in the valuation allowance the Company had previously recorded against its deferred tax assets (Note 11). Management determined that the adjustments described in this paragraph only affected the quarter ended December 31, 2011.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. Significant Accounting Policies (Cont-)

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

The components of other comprehensive income (loss) and related tax effects were as follows:

(Dollars in thousands)	Year Ended December 31,
	2011	2010	2009
Unrealized holding gain (loss) arising during period from securities available for sale	$2,434	$(1,231)	$(6,844)
Reclassification adjustment for gains included in income	405	1,530	2,308
Reclassification adjustment for other than temporary impairments	(169)	(286)	1,478

Net unrealized holding gain (loss)	2,670	13	(3,058)
Net unrealized supplemental executive plan expense	31	121	205
Tax effect	—	(2,008)	1,174

Other comprehensive income (loss)	$2,701	$(1,874)	$(1,679)

The components of accumulated other comprehensive income (loss) included in stockholders’ equity are as follows:

(Dollars in thousands)	As of December 31,
	2011	2010
Net unrealized holding loss on securities available for sale	$(2,078)	$(4,747)
Net unrealized supplemental executive plan expense	35	3
Tax effect	—	—

Accumulated other comprehensive loss	$(2,043)	$(4,744)

Recent Accounting Pronouncements

In April 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring (“ASU No. 2011-02”). ASU No. 2011-02 requires a creditor to separately conclude that 1) the restructuring constitutes a concession and 2) the debtor is experiencing financial difficulties in order for a modification to be considered a troubled debt restructuring (“TDR”). The guidance was issued to provide clarification and to address diversity in practice in identifying TDR’s. This standard is effective for the Company beginning in the third quarter of 2011 and is applied retrospectively to the beginning of the year. The adoption of this standard did not have a material impact on the Company’s results of operations, financial position, or disclosures.

In May 2011, the FASB issued ASU 2011-04 – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements (“ASU 2011-04”), clarifying how to measure and disclose fair value. This guidance amends the application of the “highest and best use” concept to be used only in the measurement of fair value of nonfinancial assets, clarifies that the measurement of the fair value of equity-classified financial instruments should be performed from the perspective of a market participant who holds the instrument as an asset, clarifies that an entity that manages a group of financial assets and liabilities on the basis of its net risk exposure can measure those financial instruments on the basis of its net exposure to those risks, and clarifies when premiums and discounts should be taken into account when measuring fair value. The fair value disclosure requirements also were amended. For public entities, the amendments in ASU 2011-04 are effective prospectively for interim and annual periods beginning after December 15, 2011. The Company does not believe that the adoption of the amended guidance will have a significant impact on its consolidated financial statements.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Regulatory Actions

On August 31, 2010, the Company and the Bank entered into a Written Agreement (the “Agreement”) with FRB. On the same date, the Bank consented to the issuance of a DFI Order. The principal purposes of the Written Agreement and DFI Order, which constitute formal supervisory actions by the FRB and the DFI, were to require us to adopt and implement formal plans and take certain actions, as well as to continue to implement other measures that we previously adopted, to address the adverse consequences that the economic recession has had on the performance of our loan portfolio and our operating results, to improve our operating results, and to increase our capital to strengthen our ability to weather any further adverse economic conditions that might arise in the future.

The Agreement and Order contain substantially similar provisions. They required the Boards of Directors of the Company and the Bank to prepare and submit written plans to the FRB and the DFI to address the following matters: (i) strengthening board oversight of the management operations of the Bank; (ii) strengthening credit risk management practices; (iii) improving credit administration policies and procedures; (iv) improving the Bank’s position with respect to problem assets; (v) maintaining adequate reserves for loan losses in accordance with applicable supervisory guidelines; (vi) improving the capital position of the Bank and, in the case of the FRB Agreement, the capital position of the Company; (vii) improving the Bank’s earnings through the formulation, adoption and implementation of a new strategic plan, and (viii) submitting a satisfactory funding contingency plan for the Bank that would identify available sources of liquidity and a plan for dealing with adverse economic and market conditions. The Bank is also prohibited from paying dividends to the Company without the prior approval of the DFI, and the Company may not declare or pay cash dividends, repurchase any of its shares, make payments on its trust preferred securities or incur or guarantee any debt, without the prior approval of the FRB.

The Company and the Bank already have made substantial progress with respect to several of these requirements and both the Board and management are committed to achieving all of the requirements on a timely basis. However, a failure by the Company or the Bank to meet any of the requirements of the FRB Agreement or a failure by the Bank to meet any of the requirements of the DFI Order could be deemed, by the FRB or the DFI, to be conducting business in an unsafe manner which could subject the Company or the Bank to further regulatory enforcement action.

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

In August 2011, we completed the sale of $11.2 million of Series B Convertible 8.4% Series B Preferred Stock (the “Series B Preferred Stock”) and contributed the net proceeds from that sale to the Bank, thereby increasing its ratio of adjusted tangible shareholders’ equity to its tangible assets to 9.0%, as required by the DFI Order. At December 31, 2011, that ratio had increased to 9.4%.

Additional information regarding the FRB Agreement and the DFI Order is set forth above in the Section entitled “Supervision and Regulation” in Part I of this report, under the caption “Regulatory Action by the FRB and DFI”.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Interest-Bearing Deposits and Interest-Bearing Time Deposits with Financial Institutions

At December 31, 2011, the Company had $86.2 million in interest bearing deposits at other financial institutions, as compared to $25.4 million at December 31, 2010. The weighted average percentage yields on these deposits for the years ended December 31, 2011 and December 31, 2010 were 0.25% and 0.26%, respectively. Interest bearing deposits with financial institutions can be withdrawn by the Company on demand and are considered cash equivalents for purposes of the consolidated statements of cash flows.

At December 31, 2011, we had $1.4 million of interest-bearing time deposits at other financial institutions, which were scheduled to mature within one year or had no stated maturity date. By comparison, as of December 31, 2010, time deposits at other financial institutions totaled $2.1 million. The weighted average percentage yields on these deposits were 0.57% and 0.69% at December 31, 2011 and 2010, respectively.

5. Securities Available For Sale

The following are summaries of the major components of securities available for sale and a comparison of amortized cost, estimated fair market values, and gross unrealized gains and losses at December 31, 2011 and 2010:

(Dollars in thousands)	December 31, 2011				December 31, 2010
	Amortized Cost	Gross Unrealized		Estimated Fair Value	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gain	Loss			Gain	Loss
Securities Available for Sale
Mortgage backed securities issued by U.S. Agencies(1)	$133,859	$630	$(363)	$134,126	$166,421	$24	$(2,009)	$164,436
Municipal securities	6,389	96	(42)	6,443	6,389	—	(417)	5,972
Collateralized mortgage obligations issued by non agency(1)	3,040	—	(455)	2,585	3,500	21	(244)	3,277
Asset backed securities(2)	2,324	—	(1,944)	380	2,493	—	(2,122)	371
Mutual funds(3)	4,375	—	—	4,375	4,245	—	—	4,245

Total Securities Available for Sale	$149,987	$726	$(2,804)	$147,909	$183,048	$45	$(4,792)	$178,301

(1)	Secured by closed-end first liens on 1-4 family residential mortgages.
(2)	Comprised of a security that represents an interest in a pool of trust preferred securities issued by U.S.-based banks and insurance companies.
(3)	Consists primarily of mutual fund investments in closed-end first lien 1-4 family residential mortgages.

At December 31, 2011 and 2010, U.S. agencies/mortgage backed securities and collateralized mortgage obligations with an aggregate fair market value of $12 million and $13 million, respectively, were pledged to secure Federal Home Loan Bank borrowings, repurchase agreements, local agency deposits and Treasury, tax and loan accounts.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Securities Available for Sale (Cont-)

The amortized cost and estimated fair values of securities available for sale at December 31, 2011 and December 31, 2010 are shown in the table below by contractual maturities and historical prepayments based on the prior twelve months of principal payments. Expected maturities will differ from contractual maturities, particularly with respect to collateralized mortgage obligations, primarily because prepayment rates are affected by changes in conditions in the interest rate market and, therefore, may cause future prepayment rates to differ from historical prepayment rates.

	At December 31, 2011 Maturing in
(Dollars in thousands)	One year or less	Over one year through five years	Over five years through ten years	Over ten Years	Total
Securities available for sale, amortized cost	$13,443	$44,574	$38,950	$53,020	$149,987
Securities available for sale, estimated fair value	13,388	44,353	39,087	51,081	147,909
Weighted average yield	2.15%	2.32%	2.43%	2.48%	2.39%

	At December 31, 2010 Maturing in
(Dollars in thousands)	One year or less	Over one year through five years	Over five years through ten years	Over ten Years	Total
Securities available for sale, amortized cost	$11,892	$33,652	$29,542	$107,962	$183,048
Securities available for sale, estimated fair value	11,813	33,334	28,939	104,215	178,301
Weighted average yield	2.31%	2.69%	2.86%	2.79%	2.75%

The Company recognized net gains on sales of securities available for sale of $405,000 on sale proceeds of $96 million during the year ended December 31, 2011, and $1.5 million on sale proceeds of $243 million during the year ended December 31, 2010.

The table below shows, as of December 31, 2011, the gross unrealized losses and fair values of our investments, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	Securities with Unrealized Loss at December 31, 2011
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Mortgage backed securities issued by U.S. Agencies	$5,387	$(9)	$39,345	$(354)	$44,732	$(363)
Municipal securities	—	—	1,784	(42)	1,784	(42)
Non-agency collateralized mortgage obligations	813	(67)	1,771	(388)	2,584	(455)
Asset backed securities	—	—	380	(1,944)	380	(1,944)

Total temporarily impaired securities	$6,200	$(76)	$43,280	$(2,728)	$49,480	$(2,804)

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Securities Available for Sale (Cont-)

The table below shows, as of December 31, 2010, the gross unrealized losses and fair values of our investments, in thousands of dollars, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

(Dollars In thousands)	Securities With Unrealized Loss as of December 31, 2010
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Mortgage backed securities issued by U.S. Agencies	$154,856	$(2,007)	$482	$(2)	$155,338	$(2,009)
Municipal securities	5,552	(367)	420	(50)	5,972	(417)
Non-agency collateralized mortgage obligations	—	—	2,283	(244)	2,283	(244)
Asset-backed securities	—	—	372	(2,122)	372	(2,122)

Total temporarily impaired securities	$160,408	$(2,374)	$3,557	$(2,418)	$163,965	$(4,792)

The securities with unrealized losses for 12 months or more are comprised of GNMA and FNMA adjustable rate securities purchased at large premiums that are susceptible to prepayments in a lower interest rate environment.

We regularly monitor investments for significant declines in fair value. We have determined that declines in the fair values of these investments below their respective amortized costs, as set forth in the tables above, are temporary because (i) those declines were due to interest rate changes and not to a deterioration in the creditworthiness of the issuers of those investment securities, and (ii) we have the ability to hold those securities until there is a recovery in their values or until their maturity.

We recognize other-than-temporary impairments (“OTTI”) to our available-for-sale debt securities in accordance with ASC 320-10. When there are credit losses associated with, but we have no intention to sell, an impaired debt security, and it is more likely than not that we will not have to sell the security before recovery of its cost basis, we will separate the amount of impairment, or OTTI, between the amount that is credit related and the amount that is related to non-credit factors. Credit-related impairments are recognized in our consolidated statements of operations. Any non-credit-related impairments are recognized and reflected in other comprehensive income (loss).

Through the impairment assessment process, we determined that the available-for-sale securities discussed below were other-than-temporarily impaired at December 31, 2011. We recorded in our consolidated statements of operations for the year ended December 31, 2011 impairment credit losses of $169,000 on available-for-sale securities. The OTTI related to factors other than credit losses, in the aggregate amount of $2 million, was recognized as other comprehensive loss in our balance sheet.

The table below presents a roll-forward of OTTI where a portion was attributable to non-credit related factors and, therefore, was recognized in other comprehensive loss for the year ended December 31, 2011:

(Dollars in thousands)	Gross Other- Than- Temporary Impairments	Other-Than- Temporary Impairments Included in Other Comprehensive Loss	Net Other-Than- Temporary Impairments Included in Retained Earnings (Deficit)
Balance – December 31, 2009	$(2,571)	$(2,372)	$(199)
Changes for credit losses on securities for which an OTTI was not previously recognized	(95)	191	(286)

Balance – December 31, 2010	$(2,666)	$(2,181)	$(485)
Changes for credit losses on securities for which an OTTI was not previously recognized	(41)	128	(169)

Balance – December 31, 2011	$(2,707)	$(2,053)	$(654)

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Securities Available for Sale (Cont-)

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

Based on our OTTI assessment process, we determined that there were two different investment securities in our portfolio of securities held for sale that had become or were impaired as of December 31, 2011: An asset-backed security and a non-agency collateralized mortgage obligation (“CMO”).

Asset-Backed Security. At December 31, 2011, we had one asset backed security in our portfolio of investment securities available for sale. This security is a multi-class, cash flow collateralized bond obligation backed by a pool of trust preferred securities issued by a diversified pool of 56 issuers consisting of 45 U.S. depository institutions and 11 insurance companies at the time of the security’s issuance in November 2007. This security was part of a $363 million issuance. The security that we own (CUSIP 74042CAE8) is the mezzanine class B piece security with a variable interest rate of 3 month LIBOR +60 basis points and a rating of Aa2/AA by Moody’s and Fitch at the time of issuance. We purchased $3.0 million face value of this security in November 2007 at a price of 95.21% for a total purchase price of $2,856,420.

As of December 31, 2011 the amortized cost of this security was $2.3 million with a fair value of $379,000 for an approximate unrealized loss of $1.9 million. Currently, the security has a Ca rating from Moody’s and CC rating from Fitch and has experienced $47.5 million in defaults (13% of total current collateral) and $42.5 million in deferring securities (12% of total current collateral) from issuance to December 31, 2011. The security did not pay its scheduled fourth quarter interest payment. The Company is not currently accruing interest on this security. The Company estimates that the security could experience another $64 million in defaults before the issuer would not receive all of the contractual cash flows under this security. This analysis is based on the following assumptions: future default rates of 2%, prepayment rates of 1% until maturity, and 15% recovery of future defaults. We have recognized impairment losses in earnings of $169,000, $199,000, and $24,000 for the years ended December 31, 2011, December 31, 2010, and December 31, 2009 relating to this security.

Non-Agency CMO. Through our impairment analysis, we identified one non-agency collateralized mortgage obligation security (a “CMO”) with respect to which we recognized OTTI at December 31, 2011. This CMO is a “Super Senior Support” bond, which was originated in 2005, was then rated AAA by Standard & Poor’s and Aa1 by Moody’s, and had a credit support of 2.5% of the total balance at issuance. As of December 31, 2011, the security was rated BBB and Caa3 by Standard and Poor’s and Moody’s, respectively, and was determined to have a fair value of $654,000, as compared to an amortized cost of $762,000, resulting in an unrealized loss of approximately $108,000. The CMO is collateralized by a pool of one-to-four family, fully amortizing residential first mortgage loans that bear interest at a fixed rate for approximately five years, after which they bear interest at variable rates with annual resets.

At December, 31, 2011, credit support underlying this CMO was approximately 5.3% and delinquencies that were 60 days or over totaled approximately 7%. Factors considered in determining that this security was impaired included the changes in the ratings of the security, the current level of subordination from other CMO classes, anticipated prepayment rates, cumulative default rates and the loss severity given a default. Based on our impairment assessment and analysis, we

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Securities Available for Sale (Cont-)

recorded no impairment charge in our statement of operations in 2011 with respect to this security. Because all contractual principal and interest on this security for 2011 was paid, the impaired losses in both securities decreased compared to 2010. The unrealized loss on this security, of $108,000, was recognized in other comprehensive loss on our balance sheet, because we concluded that this loss was attributable to non-credit factors, such as external market conditions, the limited liquidity of the security and risks of potential additional declines in the housing market.

Impairment Losses on OTTI Securities	For the Year Ended December 31,
(Dollars in thousands)	2011	2010	2009
Asset Backed Security	$(169)	$(199)	$(24)
Non Agency CMO	—	(87)	(101)

Total impairment loss recognized in earnings	$(169)	$(286)	$(125)

We have made a determination that the remainder of our securities with respect to which there were unrealized losses as of December 31, 2011 are not other-than-temporarily impaired, because we have concluded that we have the ability to continue to hold those securities until their respective fair market values increase above their respective amortized costs or, if necessary, until their respective maturities. In reaching that conclusion we considered a number of factors and other information, which included: (i) the significance of each such security, (ii) the amount of the unrealized losses attributable to each such security, (iii) our liquidity position, (iv) the impact that retention of those securities could have on our capital position and (v) our evaluation of the expected future performance of these securities (based on the criteria discussed above).

6. Loans and Allowance for Loan Losses

The loan portfolio consisted of the following at:

	December 31, 2011		December 31, 2010
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial loans	$179,305	27.2%	$218,690	29.5%
Commercial real estate loans – owner occupied	170,960	26.0%	178,085	24.0%
Commercial real estate loans – all other	121,813	18.5%	136,505	18.4%
Residential mortgage loans – multi-family	65,545	10.0%	84,553	11.4%
Residential mortgage loans – single family	68,613	10.4%	72,442	9.8%
Construction loans	2,120	0.3%	3,048	0.5%
Land development loans	25,638	3.9%	29,667	4.0%
Consumer loans	24,285	3.7%	18,017	2.4%

Gross loans	658,279	100.0%	741,007	100.0%

Deferred fee (income) costs, net	(690)		(696)
Allowance for loan losses	(15,627)		(18,101)

Loans, net	$641,962		$722,210

At December 31, 2011 and 2010, real estate loans of approximately $161 million and $211 million, respectively, were pledged to secure borrowings obtained from the Federal Home Loan Bank.

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

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Loans and Allowance for Loan Losses (Cont-)

The allowance for loan losses is first determined by analyzing all classified loans (graded as “Substandard” or “Doubtful” under our internal credit quality grading parameters — See below) on non-accrual for loss exposure and establishing specific reserves as needed. ASC 310-10 defines loan impairment as the existence of uncertainty concerning collection of all principal and interest in accordance with the contractual terms of a loan. For collateral dependent loans, impairment is typically measured by comparing the loan amount to the fair value of collateral, less closing costs to sell, with a specific reserve established for the “shortfall” amount. Other methods can be used in estimating impairment, including market price, and the present value of expected future cash flows discounted at the loan’s original interest rate.

On a quarterly basis, we utilize a classification migration model and individual loan review analysis tools as starting points for determining the adequacy of the allowance for homogenous pools of loans that are not subject to specific reserve allocations. Our loss migration analysis tracks a certain number of quarters of loan loss history and industry loss factors to determine historical losses by classification category for each loan type, except certain consumer loans. We then apply these calculated loss factors, together with a qualitative factor based on external economic factors and internal assessments, to the outstanding loan balances in each homogenous group of loans, and then, using our internal credit quality grading parameters, we grade the loans as “Pass,” “Special Mention,” “Substandard” or “Doubtful”. We also conduct individual loan review analysis, as part of the allowance for loan losses allocation process, applying specific monitoring policies and procedures in analyzing the existing loan portfolios. Set forth below is a summary of the Company’s activity in the allowance for loan losses during the years ended:

	December 31,
	2011	2010	2009
	(Dollars in thousands)
Balance, beginning of year	$18,101	$20,345	$15,453
Provision for loan losses	(833)	8,288	23,673
Recoveries on loans previously charged off	1,095	3,033	357
Charged off loans	(2,736)	(13,565)	(19,138)

Balance, end of year	$15,627	$18,101	$20,345

We steadily increased the provisions for loan losses during the three years ended December 31, 2010, due to the economic recession and the resulting increases in loan losses and the uncertainties as to when economic conditions would strengthen. By contrast, we were able to reverse the provision for loan losses by $833,000 in the year ended December 31, 2011, as a result of multi-year lows in loan delinquencies, nonaccrual loans and outstanding loan balances.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Loans and Allowance for Loan Losses (Cont-)

Set forth below is information regarding loan balances and the related allowance for loan losses, by portfolio type, for the years ended December 31, 2011 and 2010.

(Dollars in thousands)	Commercial	Real Estate	Construction and Land Development	Consumer and Single Family Mortgages	Total
Year ended 2011
Allowance for loan losses:
Balance at beginning of year	$10,017	$6,351	$830	$903	$18,101
Charge offs	(1,218)	(1,315)	(138)	(65)	(2,736)
Recoveries	1,067	3	—	25	1,095
Provision	(958)	738	(376)	(237)	(833)

Balance at end of year	$8,908	$5,777	$316	$626	$15,627

Allowance balance at end of year related to:
Loans individually evaluated for impairment	$1,648	$1,135	$—	$—	$2,783

Loans collectively evaluated for impairment	$7,260	$4,642	$316	$626	$12,844

Loans balance at end of year:
Loans individually evaluated for impairment	$5,140	$10,088	$2,597	$570	$18,395
Loans collectively evaluated for impairment	174,165	348,230	25,161	92,328	639,884

Ending Balance	$179,305	$358,318	$27,758	$92,898	$658,279

Year ended 2010
Allowance for loan losses:
Balance at beginning of year	$11,119	$5,968	$2,179	$1,079	$20,345
Charge offs	(11,473)	(660)	(649)	(783)	(13,565)
Recoveries	2,327	345	4	357	3,033
Provision	8,044	698	(704)	250	8,288

Balance at end of year	$10,017	$6,351	$830	$903	$18,101

Allowance balance at end of year related to:
Loans individually evaluated for impairment	$141	$3,155	$—	$128	$3,424

Loans collectively evaluated for impairment	$9,876	$3,196	$830	$775	$14,677

Loans balance at end of year:
Loans individually evaluated for impairment	$2,036	$24,318	$2,624	$2,473	$31,451
Loans collectively evaluated for impairment	216,654	374,825	30,091	87,986	709,556

Ending Balance	$218,690	$399,143	$32,715	$90,459	$741,007

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Loans and Allowance for Loan Losses (Cont-)

Credit Quality

The quality of the loans in the Company’s loan portfolio is assessed as a function of net credit losses and the levels of nonperforming assets and delinquencies, as defined by the Company. These factors are an important part of the Company’s overall credit risk management process and its evaluation of the adequacy of the allowance for loan losses.

The following table provides a summary of the delinquency status of the Bank’s loans by portfolio type at December 31 2011 and 2010:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater	Total Past Due	Current	Total Loans Outstanding	Loans >90 Days and Accruing
At December 31, 2011
Commercial loans	$1,877	$159	$2,021	$4,057	$175,248	$179,305	$—
Commercial real estate loans – owner-occupied	—	2,016	—	2,016	168,944	170,960	—
Commercial real estate loans – all other	—	—	—	—	121,813	121,813	—
Residential mortgage loans – multi-family	—	859	—	859	64,686	65,545	—
Residential mortgage loans – single family	80	1,050	492	1,622	66,991	68,613	—
Construction loans	—	—	2,047	2,047	73	2,120	—
Land development loans	—	—	550	550	25,088	25,638	—
Consumer loans	—	—	—	—	24,285	24,285	—

Total	$1,957	$4,084	$5,110	$11,151	$647,128	$658,279	$—

At December 31, 2010
Commercial loans	$782	$624	$1,784	$3,190	$215,500	$218,690	$250
Commercial real estate loans – owner-occupied	—	—	—	—	178,085	178,085	—
Commercial real estate loans – all other	9,958	239	1,111	11,308	125,197	136,505	—
Residential mortgage loans – multi-family	—	—	—	—	84,553	84,553	—
Residential mortgage loans – single family	432	—	636	1,068	71,374	72,442	—
Construction loans	—	—	2,185	2,185	863	3,048	—
Land development loans	—	—	—	—	29,667	29,667	—
Consumer loans	—	—	129	129	17,888	18,017	—

Total	$11,172	$863	$5,845	$17,880	$723,127	$741,007	$250

As the above table indicates, total past due loans decreased by $6.7 million, to $11.2 million as of December 31, 2011, from $17.9 million as of December 31, 2010. The year-over-year decrease in loan delinquencies was primarily attributable to the foreclosure of $10 million of commercial real estate loans that were 30 – 59 days past due. There were no loans that were past due 90 days or more and still accruing interest at December 31, 2011 and $250,000 as of at December 31, 2010. Loans 90 days or more past due declined by $735,000, whereas loans 60 – 89 days past due increased by $3.2 million, during the year ended December 31, 2011 as loans past due 30-59 days moved through the delinquency cycle. The Bank’s outstanding loan balance declined by $83 million from December 31, 2010 to December 31, 2011.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Loans and Allowance for Loan Losses (Cont-)

Generally, the accrual of interest on a loan is discontinued when principal or interest payments become more than 90 days past due, unless management believes the loan is adequately collateralized and it is in the process of collection. There were no loans 90 days or more past due and still accruing interest at December 31, 2011. At December 31, 2010, $250,000 of loans 90 days or more past due were still accruing interest. In certain instances, when a loan is placed on non-accrual status, previously accrued but unpaid interest is reversed against current income. Subsequent collections of cash are applied as principal reductions when received, except when the ultimate collectability of principal is probable, in which case interest payments are credited to income. Non-accrual loans may be restored to accrual status when principal and interest become current and full repayment is expected. The following table provides information as of December 31, 2011 and 2010, with respect to loans on nonaccrual status, by portfolio type:

	December 31,
(Dollars in thousands)	2011	2010
Nonaccrual loans:
Commercial loans	$4,702	$1,800
Commercial real estate loans – owner occupied	2,016	297
Commercial real estate loans – all other	4,214	15,808
Residential mortgage loans – single family	570	1,832
Construction loans	2,047	2,185
Land development loans	550	—
Consumer loans	—	129

Total	$14,099	$22,051

There were no multi-family residential mortgage loans on non-accrual status at December 31, 2011 or 2010.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Loans and Allowance for Loan Losses (Cont-)

The Company classifies its loan portfolios using internal credit quality ratings, as discussed above under Allowance for Loan Losses. The following table provides a summary of loans by portfolio type and the Company’s internal credit quality ratings as of December 31, 2011 and 2010.

	December 31,
(Dollars in thousands)	2011	2010	Increase (Decrease)
Pass:
Commercial loans	$149,522	$187,054	$(37,532)
Commercial real estate loans – owner occupied	148,380	162,330	(13,950)
Commercial real estate loans – all other	109,482	112,093	(2,611)
Residential mortgage loans – multi family	61,190	81,482	(20,292)
Residential mortgage loans – single family	66,631	70,171	(3,540)
Construction loans	73	863	(790)
Land development loans	16,758	24,028	(7,270)
Consumer loans	24,285	17,847	6,438

Total pass loans	$576,321	$655,868	$(79,547)
Special Mention:
Commercial loans	$4,570	$9,748	$(5,178)
Commercial real estate loans – owner occupied	6,826	456	6,370
Commercial real estate loans – all other	2,553	—	2,553
Residential mortgage loans – multi family	3,316	1,974	1,342
Residential mortgage loans – single family	1,014	—	1,014
Construction loans	—	—	—
Land development loans	8,330	5,639	2,691
Consumer loans	—	41	(41)

Total special mention loans	$26,609	$17,858	$8,751
Substandard:
Commercial loans	$24,551	$21,887	$2,664
Commercial real estate loans – owner occupied	15,754	15,299	455
Commercial real estate loans – all other	9,778	24,412	(14,634)
Residential mortgage loans – multi family	1,039	1,097	(58)
Residential mortgage loans – single family	968	2,271	(1,303)
Construction loans	2,047	2,185	(138)
Land development loans	550	—	550
Consumer loans	—	—	—

Total substandard loans	$54,687	$67,151	$(12,464)
Doubtful:
Commercial loans	$662	$1	$661
Commercial real estate loans – owner occupied	—	—	—
Commercial real estate loans – all other	—	—	—
Residential mortgage loans – multi family	—	—	—
Residential mortgage loans – single family	—	—	—
Construction loans	—	—	—
Land development loans	—	—	—
Consumer loans	—	129	(129)

Total doubtful loans	$662	$130	$532

Total Outstanding Loans, gross:	$658,279	$741,007	$(82,728)

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Loans and Allowance for Loan Losses (Cont-)

The disaggregation of the loan portfolio by risk rating as set forth in the table above reflects the following changes that occurred between December 31, 2011 and December 31, 2010:

•

Loans rated “pass” totaled $576.3 million at December 31, 2011, down from $655.9 million at December 31, 2010, due primarily to the decline in total loans outstanding and net transfers of approximately $10.1 million in loans to the “special mention” category and $6.5 million of loans to “substandard” category. These net transfers were primarily attributable to emerging weaknesses that we identified in the financial condition or cash flows of the borrowers or in their identified secondary sources of repayment.

•

The “special mention” category increased by approximately $8.8 million at December 31, 2011 as compared to December 30, 2010, due primarily to the above-described net transfers of loans from “pass” to “special mention,” partially offset by net transfers of $2.4 million of loans from “special mention” to “substandard” category.

•

Loans classified “substandard” decreased by $12.5 million to $54.7 million at December 31, 2011 from $67.2 million at December 31, 2010. This year over year decrease was primarily due to the foreclosure of $16.5 million of commercial real estate loans, partially offset by net increases of loans transferred from the “pass” and “special mention” categories.

•	Loans classified as “doubtful” increased to approximately $662,000 at December 31, 2011 from $129,000 at December 31, 2010, due to the classification of one loan as “doubtful.”

We analyzed the allowance for loan losses and determined that the credit risks inherent in our loan portfolio had declined in 2011 as compared to 2010 and that the allowance for loan losses was appropriate at December 31, 2011. Those determinations was based on (i) an $83 million decrease in total loans outstanding to $657.5 million at December 31, 2011 from approximately $741 million at December 31, 2010; (ii) an $8.9 million decline in net loan charge-offs to $1.6 million in 2011 from $10.5 million in 2010; (iii) an $8.0 million decline in nonaccrual loans to $14.1 million at December 31, 2011, from $22.1 million at December 31, 2010; and (iv) a $6.7 million decline in delinquent loans to $11.2 million at December 31, 2011 from $17.9 million at December 31, 2010. For these reasons, in 2011 we reversed the provisions made for loan losses by $833,000.

Impaired Loans

A loan is generally classified as impaired and placed on nonaccrual status when, in management’s opinion, the principal or interest will not be collectible in accordance with the contractual terms of the loan agreement. The Company measures and reserves for impairments on a loan-by-loan basis, using either the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral if the loan is collateral dependent.

The following table sets forth information regarding nonaccrual loans and restructured loans, at December 31, 2011 and December 31, 2010:

	December 31,
(Dollars in thousands)	2011	2010
Impaired loans:
Nonaccruing loans	$9,885	$6,743
Nonaccruing restructured loans	4,214	15,308
Accruing restructured loans	—	1,187
Accruing impaired loans	4,296	8,213

Total impaired loans	$18,395	$31,451

Impaired loans less than 90 days delinquent and included in total impaired loans	$13,285	$25,856

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Loans and Allowance for Loan Losses (Cont-)

The table below contains additional information with respect to impaired loans, by portfolio type, for the years ended December 31, 2011 and 2010:

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance (a)	Average Recorded Investment	Interest Income Recognized
2011 With no related allowance recorded:
Commercial loans	$1,636	$2,361	$—	$1,395	$38
Commercial real estate loans – owner occupied	3,583	3,583	—	4,621	340
Commercial real estate loans – all other	96	96	—	3,420	3
Residential mortgage loans – multi-family	—	—	—	—	—
Residential mortgage loans – single family	570	581	—	790	15
Construction loans	2,047	2,215	—	621	—
Land development loans	550	554	—	632	11
Consumer loans	—	—	—	32	—
2011 With an allowance recorded:
Commercial loans	$3,503	$3,527	$1,648	$1,722	$203
Commercial real estate loans – owner occupied	2,016	2,016	659	3,015	48
Commercial real estate loans – all other	4,214	4,818	347	9,281	—
Residential mortgage loans – multi-family	180	180	129	45	14
Residential mortgage loans – single family	—	—	—	273	—
Construction loans	—	—	—	1,604	—
Land development loans	—	—	—	—	—
Consumer loans	—	—	—	—	—
2011 Total:
Commercial loans	$5,139	$5,888	$1,648	$3,117	$241
Commercial real estate loans – owner occupied	5,599	5,599	659	7,636	388
Commercial real estate loans – all other	4,310	4,914	347	12,701	3
Residential mortgage loans – multi-family	180	180	129	45	14
Residential mortgage loans – single family	570	581	—	1,063	15
Construction loans	2,047	2,215	—	2,225	—
Land development loans	550	554	—	632	11
Consumer loans	—	—	—	32	—
2010 With no related allowance recorded:
Commercial loans	$1,752	$3,125	$—	$4,202	$18
Commercial real estate loans – owner occupied	297	960	—	1,948	—
Commercial real estate loans – all other	1,349	1,382	—	3,630	—
Residential mortgage loans – multi-family	—	—	—	1,525	—
Residential mortgage loans – single family	1,887	2,134	—	1,477	14
Construction loans	2,185	2,215	—	2,992	—
Land development loans	439	439	—	3,782	—
Consumer loans	129	238	—	123	26
2010 With an allowance recorded:
Commercial loans	$284	$787	$141	$4,921	$—
Commercial real estate loans – owner occupied	—	—	—	1,150	—
Commercial real estate loans – all other	22,672	23,978	3,155	13,664	—
Residential mortgage loans – multi-family	—	—	—	—	—
Residential mortgage loans – single family	457	461	128	537	—
Construction loans	—	—	—	1,185	—
Land development loans	—	—	—	1,071	—
Consumer loans	—	—	—	59	—
2010 Total:
Commercial loans	$2,036	$3,912	$141	$9,123	$18
Commercial real estate loans – owner occupied	297	960	—	3,098	—
Commercial real estate loans – all other	24,021	25,360	3,155	17,294	—
Residential mortgage loans – multi-family	—	—	—	1,525	—
Residential mortgage loans – single family	2,344	2,595	128	2,014	14
Construction loans	2,185	2,215	—	4,177	—
Land development loans	439	439	—	4,853	—
Consumer loans	129	238	—	182	26

(a)	When the discounted cash flows, collateral value or market price equals or exceeds the recorded investment in the loan, then the loan does not require an allowance. This typically occurs when the impaired loans have been partially charged-off and/or there have been interest payments received and applied to the principal loan balance.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Loans and Allowance for Loan Losses (Cont-)

The allowance for loan losses at December 31, 2011 included $2.8 million of reserves for $18.4 million in impaired loans as compared to $3.4 million of reserves for $31.5 million of impaired loans at December 31, 2010. At December 31, 2011 and December 31, 2010 there were impaired loans of $8.5 million and $5.9 million, respectively, for which no specific reserves were allocated because payment of those loans was, in management’s judgment, sufficiently collateralized. Of the $8.5 million in impaired loans at December 31, 2011, for which no specific reserves were allocated, $2.4 million had been deemed impaired in prior quarters.

We had average investments in impaired loans of $44.3 million and $52.3 million during the years ended December 31, 2011 and December 31, 2010, respectively. The interest that would have been earned had the impaired loans remained current in accordance with their original terms was $678,000 in 2011 and $1.7 million in 2010.

Troubled Debt Restructurings

Pursuant to ASU No. 2011-02, if a creditor separately concludes that (i) a loan restructuring constitutes a concession, and (ii) the borrower is experiencing financial difficulties, the loan restructuring will be considered a troubled debt restructuring or a “TDR”. The modifications that the Bank has historically extended to borrowers in loan restructurings have come in the form of a changes in the amortization terms, reductions in the interest rates, the acceptance of interest only payments and, in limited cases, concessions to the outstanding loan balances. A workout plan between a borrower and the Bank is designed to provide a bridge for the cash flow shortfalls in the near term. If the borrower works through the near term issues, in most cases, the original contractual terms will be reinstated.

Troubled debt restructurings declined to $4.2 million at December 31, 2011 from $16.5 million at December 31, 2010. That decline was attributable to (i) our foreclosure of the real properties collateralizing two of the restructured loans, the aggregate principal amount of which was $10.1 million, and (ii) repayments, or the reinstatement of the original loan terms, of the remaining $6.4 million of the restructured loans.

	December 31, 2011
Troubled Debt Restructurings	Number of loans	Pre- Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment	Year ended December 31, 2011
Nonperforming
Commercial real estate-all other	1	4,942	4,818	4,214

Total troubled debt restructurings	1	4,942	4,818	4,214

	December 31, 2010
(Dollars in thousands)	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment	Year Ended December 31, 2010
Performing
Residential real estate	1	$512	$512	$512
Commercial real estate loans – all other	1	440	440	439
Commercial loans	2	363	363	237

	4	1,315	1,315	1,187

Nonperforming
Residential real estate	3	1,074	879	849
Commercial real estate – all other	2	15,526	15,526	14,459

	5	16,600	16,405	15,308

Total Troubled Debt Restructurings	9	$17,915	$17,720	$16,495

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. Premises and Equipment

The major classes of premises and equipment are as follows:

(Dollars in thousands)	December 31,
	2011	2010
Furniture and equipment	$7,239	$6,835
Leasehold improvements	1,773	1,761

	9,012	8,596
Accumulated depreciation and amortization	(8,035)	(7,661)

Total	$977	$935

The amount of depreciation and amortization included in operating expense was $499,000, $504,000 and $492,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

8. Deposits

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2011 and 2010 were $418 million and $397 million, respectively.

The scheduled maturities of time certificates of deposit at December 31, 2011 were as follows:

(Dollars in thousands)	At December 31, 2011
2012	$436,066
2013	60,789
2014	8,274
2015	1,289
2016 and beyond	3,270

Total	$509,688

9. Borrowings and Contractual Obligations

Borrowings consisted of the following:

	December 31,
(Dollars in thousands)	2011	2010
Securities sold under agreements to repurchase	$—	$—
Federal Home Loan advances—short-term	34,000	68,000
Federal Home Loan advances—long-term	15,000	44,000

	$49,000	$112,000

Securities sold under agreements to repurchase, which are classified as secured borrowings and mature within one day from the transaction date, are reflected at the amount of cash received in connection with the transaction.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Borrowings and Contractual Obligations (Cont-)

Borrowings. As of December 31, 2011, we had $34 million of outstanding short-term borrowings and $15 million of outstanding long-term borrowings that we had obtained from the Federal Home Loan Bank. The table below sets forth the amounts (in thousands of dollars) of, the interest rates we pay on, and the maturity dates of these Federal Home Loan Bank borrowings. These borrowings, along with the securities sold under agreements to repurchase, have a weighted-average annualized interest rate of 1.19%.

Principal Amounts	Interest Rate	Maturity Dates	Principal Amounts	Interest Rate	Maturity Dates
(Dollars in thousands)
10,000	1.07%	February 17, 2012	5,000	1.66%	November 26, 2012
10,000	1.18%	February 23, 2012	10,000	1.73%	February 19, 2013
4,000	0.77%	August 9, 2012	5,000	1.06%	August 9, 2013
5,000	0.37%	September 17, 2012

At December 31, 2011, U.S. Agency and Mortgage Backed securities, U.S. Government agency securities, collateralized mortgage obligations with an aggregate fair market value of $3.4 million, and $144 million of residential mortgage and other real estate secured loans were pledged to secure these Federal Home Loan Bank borrowings, repurchase agreements, local agency deposits, and treasury, tax and loan accounts.

As of December 31, 2011, we had unused borrowing capacity of $102 million with the Federal Home Loan Bank. The highest amount of borrowings outstanding at any month end during the year ended December 31, 2011 consisted of $114 million of borrowings from the Federal Home Loan Bank and no overnight borrowings in the form of securities sold under repurchase agreements.

As of December 31, 2010, we had $68 million of outstanding short-term borrowings and $44 million of outstanding long-term borrowings that we had obtained from the Federal Home Loan Bank. These borrowings, along with the securities sold under agreements to repurchase, had a weighted-average annualized interest rate of 0.82%.

As of December 31, 2010 we had unused borrowing capacity of $59.9 million with the Federal Home Loan Bank. The highest amount of borrowings outstanding at any month-end during the year ended December 31, 2010 consisted of $132 million of borrowings from the Federal Home Loan Bank and $11.8 million of overnight borrowings in the form of securities sold under repurchase agreements.

These Federal Home Loan Bank borrowings were obtained in accordance with the Company’s asset/liability management objective to reduce the Company’s exposure to interest rate fluctuations.

Junior Subordinated Debentures. In 2002, we formed grantor trusts to sell and issue to institutional investors a total of approximately $17.5 million of floating junior trust preferred securities (“trust preferred securities”). In October 2004, the Company established another grantor trust that sold an additional $10.3 million of trust preferred securities to an institutional investor. The Company received the net proceeds from the sales of the trust preferred securities in exchange for our issuance to the grantor trusts, of a total $27.5 million principal amount of our junior subordinated floating rate debentures (the “Debentures”). The payment terms of the Debentures mirror those of the trust preferred securities and the payments that we make of interest and principal on the Debentures are used by the grantor trusts to make the payments that come due to the holders of the trust preferred securities pursuant to the terms of those securities. The Debentures also were pledged by the grantor trusts as security for the payment obligations of the grantor trusts under the trust preferred securities.

During the year ended December 31, 2007, we voluntarily redeemed, at par, $10.3 million principal amount of the Debentures, and the corresponding trust preferred securities, that we issued in 2002.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Borrowings and Contractual Obligations (Cont-)

Set forth below are the respective principal amounts, in thousands of dollars, and certain other information regarding the terms of the Debentures that remained outstanding as of December 31, 2011 and 2010:

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

As previously reported, since July 2009 we have been required to obtain the prior approval of FRB to make interest payments on the Debentures. During the twelve months ended December 31, 2011, we were unable to obtain regulatory approvals to pay, and it became necessary for us to defer, quarterly interest payments on the Debentures issued in 2002 and quarterly interest payments on the Debentures that we issued in 2004. We cannot predict when the FRB will approve our resumption of such interest payments and until such approval can be obtained it will be necessary for us to continue deferring interest payments on the Debentures. Since we have the right, under the terms of the Debentures, to defer interest payments for up to twenty (20) quarters, the deferrals of interest payments to date have not, and any deferral of future interest payments through January, 2015, will not constitute a default under or with respect to the Debentures. However, if by that date we have not been able to obtain regulatory approval to pay all of the deferred interest payments, we would then be in default under the Debentures. Information regarding the FRB Agreement and the requirements and restrictions imposed on us by that Agreement is set forth above in this report under the subcaption “—Supervision and Regulation in Part I of this Report under the caption “Regulatory Action by the FRB and DFI” and in the Section entitled “RISK FACTORS” contained in Item 1A of this Report.

Under the Federal Reserve Board rulings, the borrowings evidenced by the Debentures, which are subordinated to all of our other borrowings that are outstanding or which we may obtain in the future, are eligible (subject to certain dollar limitations) to qualify and, at December 31, 2011 and 2010, $16.8 million of those Debentures qualified as Tier I capital, for regulatory purposes. See discussion above in Item 7 of this report under the subcaption “Capital Resources—Capital Regulatory Requirements Applicable to Banking Institutions.”

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

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Transactions with Board of Directors (Cont-)

The following is a summary of loan transactions with the Board of Directors of the Company and certain of their associated businesses:

	Year Ended December 31,
(Dollars in thousands)	2011(1)	2010(1)
Beginning balance	$9,412	$5,805
New loans granted	2,484	5,535
Principal repayments	(5,796)	(1,928)

Ending balance	$6,100	$9,412

(1)	Includes loans made to executive officers who are not also directors totaling zero and $56 thousand in 2011 and 2010, respectively.

Deposits by Board of Directors and executive officers held by the Bank were $1.3 and $1.0 million at December 31, 2011 and 2010, respectively.

11. Income Taxes

The components of income tax expense (benefit) consisted of the following for the years ended December 31:

(Dollars in thousands)	2011	2010	2009
Current taxes:
Federal	$103	$257	$(7,933)
State	617	2	110

Total current taxes	720	259	(7,823)

Deferred taxes:
Federal	(5,282)	3,971	(1,308)
State	(1,871)	4,728	(3,202)

Total deferred taxes	(7,153)	8,699	(4,510)

Total income tax (benefit) expense	$(6,433)	$8,958	$(12,333)

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Income Taxes (Cont-)

The components of our net deferred tax asset are as follows at:

(Dollars in thousands)	December 31,
	2011	2010
Deferred tax asset:
Allowance for loan losses	$6,489	$7,521
Other than temporary impairment on securities	46	46
State taxes	141	—
Capital loss	180	180
Deferred loan origination costs	307	286
Deferred compensation	1,101	954
Litigation reserve	669	—
Charitable contributions	—	40
Other accrued expenses	1,806	1,045
Reserve for unfunded commitments	75	102
Federal taxes net operating loss carry forward	193	1,804
State taxes net operating loss carry forward	2,257	2,243
Stock based compensation	634	515
Depreciation and amortization	111	292
Unrealized losses on securities and deferred compensation	841	1,952

Total deferred tax assets	14,850	16,980
Deferred tax liabilities:
State taxes	—	(7)

Total deferred tax liabilities	—	(7)

Valuation allowance	(6,743)	(16,020)

Total net deferred tax asset	$8,107	$953

The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows:

	Year Ended December 31,
	2011	2010	2009
Federal income tax based on statutory rate	34.0%	(34.0)%	(34.0)%
State franchise tax net of federal income tax benefit	6.8	(7.5)	(7.5)
Permanent differences	(1.5)	(4.7)	(0.7)
Other	—	1.0	0.5
Valuation allowance	(163.0)	255.2	0.0

Total income (benefit) tax expense	(123.7)%	210.0%	(41.7)%

We recognize deferred tax assets and liabilities using estimated future tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities, including net operating loss carry forwards.

We record as a “deferred tax asset” on our balance sheet an amount equal to the tax credit and tax loss carryforwards and tax deductions (“tax benefits”) that we believe will be available to us to offset or reduce the amounts of our income taxes in future periods. Under applicable federal and state income tax laws and regulations, such tax benefits will expire if not used within specified periods of time. Accordingly, the ability to fully use our deferred tax asset depends on the amount of taxable income that we generate during those time periods. At least once each year, or more frequently, if warranted, we make estimates of future taxable income that we believe we are likely to generate during those future periods. If we conclude, on the basis of those estimates and the amount of the tax benefits available to us, that it is more likely than not that we will be able to fully utilize those tax benefits prior to their expiration, we recognize the deferred tax asset in full on our balance sheet. On the other hand, if we conclude on the basis of those estimates and the amount of the tax benefits available to us that it has become more likely than not that we will be unable to utilize those tax benefits in full prior to their expiration, then, we would establish (or increase any existing) valuation allowance to reduce the deferred tax asset on our balance sheet to the amount which we believe we are more likely than not to be able to utilize. Such a reduction is implemented by recognizing a non-cash charge that would have the effect of increasing the provision, or reducing any credit, for

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Income Taxes (Cont-)

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

During the fourth quarter of 2011, we conducted another assessment of the realizability of our deferred tax asset, due to a strengthening of economic conditions, an improvement in the quality of our loan portfolio, as reflected in declines in loan losses and loan delinquencies, and the earnings we were generating from operations. Based on that assessment, we determined that it had become more likely, than not, that we would be able to use approximately $7.0 million of the income tax benefits comprising our deferred tax asset to offset or reduce taxes in future years. As a result we reduced, by a corresponding amount, the valuation allowance that we had previously established against our deferred tax asset which resulted in the recognition of a non-cash income tax benefit for 2011 in the amount of $6.4 million.

Adjustments to the remaining valuation allowance could be required in the future if we were to conclude, on the basis of our assessment of the realizability of the deferred tax asset, that the amount of that asset which is more likely, than not, to be available to offset or reduce future taxes has increased or decreased. Any such increase could result in a reduction in our provision for income taxes or an income tax benefit, as occurred in 2011; and any such reduction could result in an increase in our provision for income taxes, as occurred in 2010.

We file income tax returns with the U.S. federal government and the state of California. As of December 31, 2011, we were subject to examination by the Internal Revenue Service with respect to our U.S. federal tax returns for the 2008 to 2010 tax years. As of December 31, 2011, we were subject to examination by the Franchise Tax Board for California state income tax return for 2009 and 2010 tax years. We do not believe there will be any material adverse changes in our unrecognized tax benefits over the next 12 months.

Net operating losses (“NOLs”) on U.S. federal income tax returns for tax years 2010 and 2011 may be carried back five years and forward twenty years. We filed an amended prior year U.S. federal tax return for the tax year 2010 and to carryback the U.S. federal NOLs for five years. NOLs on our California state income tax returns for tax year 2009 and 2010 may be carried forward twenty years. However, the state of California has suspended net operating carryover deductions for 2008 through 2011, although corporate taxpayers were permitted to compute and carryover their NOLs during that suspension period. Beginning in 2012, California taxpayers may carryback losses for two years and carryforward for twenty years, which will conform to the U.S. tax laws by 2013. We expect (although no assurance can be given) that we will generate taxable income in future years to offset the California NOL generated in prior years.

Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of tax expense. We did not have any accrued interest or penalties associated with any unrecognized tax benefits, and no interest expense was recognized during the years ended 2011 and 2010. Our effective tax rate differs from the federal statutory rate primarily due to tax free income on municipal bonds and certain non-deductible expenses recognized for financial reporting purposes and state taxes.

12. Stock-Based Employee Compensation Plans

At the Company’s 2010 Annual Meeting, held on May 25, 2010, our shareholders approved a 2010 Equity Incentive Plan (the “2010 Plan”), which provides for the grant of equity incentives, consisting of options, restricted shares and stock appreciation rights (“SARs”) to officers, other key employees and directors of the Company and the Bank. The 2010 Plan sets aside, for the grant or awarding of such equity incentives, 400,000 shares of our common stock, plus an additional 158,211 shares of common stock which was equal to the total of the shares that were then available for the grant of equity incentives under our shareholder-approved 2008 and 2004 Plans (the “Previously Approved Plans”). At the same time, those 158,211 shares ceased to be issuable under the Previously Approved Plans. As a result, upon approval of the 2010 Plan by our shareholders, a total of 558,211 shares were available for the grant or awarding of equity incentives under that plan.

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

The fair values of the options that were outstanding at December 31, 2011 under the 2010 Plan or the Previously Approved Plans were estimated as of their respective dates of grant using the Black-Scholes option-pricing model. The table below summarizes the weighted average assumptions used to determine the fair values of the options granted during the following periods:

	Twelve Months Ended December 31,
Assumptions with respect to:	2011	2010	2009
Weighted average expected volatility	41%	34%	34%
Risk-free interest rate	2.34%	2.48%	2.48%
Expected dividends	0.26%	0.26%	0.26%
Expected term (years)	6.5-8.2	6.9	6.9
Weighted average fair value of options granted during period	$1.84	$1.26	$1.38

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. Stock-Based Employee Compensation Plans (Cont-)

The following tables summarize the stock option activity under the Company’s 2010 Plan and Previously Approved Plans (which are collectively referred as the “Plans”) during the years ended December 31, 2011, 2010 and 2009, respectively.

	Number of Shares	Weighted- Average Exercise Price Per Share	Number of Shares	Weighted- Average Exercise Price Per Share	Number of Shares	Weighted- Average Exercise Price Per Share
	2011		2010		2009
Outstanding – January 1,	1,177,642	$7.57	1,162,744	$9.51	1,137,244	$9.31
Granted	80,500	4.09	410,122	3.24	68,500	3.55
Exercised	—	—	—	—	—	—
Forfeited/Canceled	(104,401)	6.87	(395,224)	7.06	(43,000)	10.87

Outstanding – December 31,	1,153,741	7.39	1,177,642	7.57	1,162,744	8.93

Options Exercisable – December 31,	801,692	$9.05	716,162	$10.04	955,709	$9.51

There were no options exercised during either of the years ended December 31, 2011 and December 31, 2010. The fair values of vested options at December 31, 2011, 2010 and 2009 were $287,000, 244,000 and $313,000, respectively.

The following table provides additional information regarding the vested and unvested options that were outstanding at December 31, 2011.

Options Outstanding as of December 31, 2011					Options Exercisable as of December 31, 2011(1)
	Vested	Unvested	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Shares	Weighted Average Exercise Price
$ 2.97 – $5.99	250,975	345,647	$3.46	8.39	250,975	$3.38
$ 6.00 – $9.99	100,375	4,801	7.49	1.04	100,375	7.51
$10.00 – $12.99	311,100	—	11.23	2.13	311,100	11.23
$13.00 – $17.99	119,742	1,601	15.09	3.64	119,742	15.10
$18.00 – $18.84	19,500	—	18.06	4.09	19,500	18.06

	801,692	352,049	$7.39	5.46	801,692	$9.05

(1)	The weighted average remaining contractual life of the options that were exercisable as of December 31, 2011 was 4.01 years.

The aggregate intrinsic values of options that were outstanding and exercisable under the Plans at December 31, 2011 and 2010 were $31,000 and $39,000, respectively.

A summary of the status of the unvested options as of December 31, 2011, and changes in the number of shares subject to and in the weighted average grant date fair values of the unvested options during the year ended December 31, 2011, are set forth in the following table.

	Number of Shares Subject to Options	Weighted Average Grant Date Fair Value
Unvested at December 31, 2010	461,480	$1.43
Granted	80,500	1.84
Vested	(178,014)	1.61
Forfeited/Cancelled	(11,917)	1.20

Unvested at December 31, 2011	352,049	$1.43

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. Stock-Based Employee Compensation Plans (Cont-)

The aggregate amounts of stock based compensation expense recognized in our consolidated statements of operations for the years ended December 31, 2011, 2010 and 2009 were $278,000, $167,000 and $176,000 respectively, in each case net of taxes. At December 31, 2011, the weighted average period over which nonvested awards were expected to be recognized was 1.27 years.

The following table sets forth the compensation expense which is expected to be recognized during the periods presented below in respect of non-vested stock options outstanding at December 31, 2011:

Estimated Stock Based Compensation Expense
(Dollars in thousands)
For the years ending December 31,
2012	$243
2013	157
2014	31
2015	20
2016	4

$455

13. Earnings Per Share (“EPS”)

Basic EPS excludes dilution and is computed by dividing net income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted to common stock that would then share in our earnings. For the years ended December 31, 2011, 2010 and 2009 outstanding options to purchase 984,619, 1,177,642 and 1,162,744 shares, respectively, were not considered in computing diluted earnings (loss) per common share because they were antidilutive.

The following table shows how we computed basic and diluted EPS for the years ended December 31, 2011, 2010 and 2009.

(In thousands, except per share data)	For the twelve months ended December 31,
	2011	2010	2009
Net income (loss)	$11,632	$(13,954)	$(17,308)
Accumulated undeclared dividend on preferred stock	(440)	(1,075)	(61)

Net loss available for common shareholders (A)	$11,192	$(15,029)	$(17,369)

Weighted average outstanding shares of common stock (B)	11,361	10,435	10,435
Dilutive effect of employee stock options and warrants	10	—	—

Common stock and common stock equivalents (C)	11,371	10,435	10,435

Income (loss) per common share:
Basic (A/B)	$0.99	$(1.44)	$(1.66)
Diluted (A/C)	$0.98	$(1.44)	$(1.66)

14. Shareholders’ Equity

Preferred Stock.

Series A Preferred Stock. In August 2010, we completed a private offering to a limited number of accredited investors of shares of a newly authorized series of preferred stock, designated as the Company’s Series A Convertible 10% Cumulative Preferred Stock (the “Series A Shares”), at a price of $100.00 per Series A Share. We sold a total of 126,550 Series A Shares in that private offering, raising a total of $12.655 million (before offering expenses). Cash dividends on the Series A Shares were payable if, as and when declared by the Board of Directors out of funds legally available therefor at a rate equal to 10% of

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. Shareholders’ Equity (Cont-)

the issue price per annum of the Series A Shares and, if not declared, would accumulate until paid. Unless and until any accrued but unpaid dividends on the Series A Shares were paid, no cash dividends could be paid on the Company’s outstanding common stock. Effective July 1, 2011 the holders of 115,500 of the 126,500 shares of Series A Preferred Stock outstanding voluntarily converted their Series A Shares, at a conversion price of $7.65 per common share, into a total of 1,510,238 shares of common stock of the Company. At the same time the Company issued to those Series A holders a total of 328,100 additional shares of common stock in exchange for the waiver of their rights to receive the payment in cash of the undeclared dividends that had accumulated on those Series A Shares. As a result of the conversion of those Series A Shares, dividends on those shares ceased to accrue as of July 1, 2011 and only 11,000 shares of the Series A Shares remained outstanding.

On January 26, 2012, the Company’s shareholders, voting together as a single class, and the holders of the Series A Shares, voting as a separate class, approved an amendment to the rights, preferences and privileges of the Series A Preferred Shares to permit the Company to pay accumulated, but unpaid, dividends on the Series A Preferred Stock in shares of common stock, in lieu of having to pay such dividends in cash. Following the effectiveness of that amendment, on January 26, 2012, the Company’s Board of Directors declared a dividend in the amount of all of the accumulated but unpaid dividends, which totaled $206,861, on the 11,000 Series A Preferred Shares that were still outstanding, which was paid by the issuance of a total of 37,272 shares of common stock of the Company on January 30, 2012. As a result of the payment of those dividends, the remaining 11,000 Series A Preferred Shares then outstanding converted automatically into a total of 143,790 shares of the Company’s common stock and, as a result no Series A Preferred Shares remain outstanding.

Series B Preferred Stock On August 26, 2011 we completed the sale of a total of $11.2 million of Series B Preferred Stock to three institutional investors in a private placement: SBAV, LP (“SBAV”) and Carpenter Community Bancfund LP and Carpenter Community Bancfund-A LP (collectively the “Carpenter Funds”). We then contributed the net proceeds from the sale of those shares of Series B Preferred Stock to the Bank to enable it to increase the ratio of its adjusted tangible shareholders’ equity to its tangible assets above 9% and thereby meet the capital requirement under the DFI Order.

In order to provide additional capital above the 9% required by the DFI Order, as previously reported, on August 26, 2011, the Company also entered into (i) an Additional Series B Purchase Agreement with SBAV and the Carpenter Funds which provides for the sale by the Company, subject to satisfaction of certain conditions, of a total of $11.8 million of additional shares of Series B Preferred Stock of $10.8 million to the Carpenter Funds and $1.0 million to SBAV (the “Additional Series B Shares”) at the same purchase price and on the same terms as the Series B Shares that were sold on August 26, 2011, and (ii) a Common Stock Purchase Agreement with the Carpenter Funds which provides for the sale by the Company, subject to satisfaction of certain conditions, of a total of $15.5 million of its shares of common stock to the Carpenter Funds at a price equal to the greater of (i) $5.31 per common share or (ii) the book value of the Company’s common stock as determined from the Company’s most recent periodic report filed with the SEC prior to the closing of the sale of those shares. Additionally, the Company will be issuing common stock purchase warrants (the “Warrants”) that, subject to certain conditions, will entitle the Carpenter Funds and SBAV to purchase up to 408,834 and 399,436 shares, respectively, of the Company’s common stock at a price of $6.38 per share.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. Shareholders’ Equity (Cont-)

If these sales of the Additional Series B Shares and Common Shares are consummated, the Carpenter Funds will own approximately 28% of the Company’s voting securities and will be the Company’s largest shareholder. Consummation of the sales of the Additional Series B Shares and those Common Shares is subject to a number of conditions including, in addition to customary conditions, the receipt of required regulatory approvals by the Carpenter Funds and the achievement by the Bank of certain specified financial ratios. There is no assurance that these conditions will be satisfied and if either of these Agreements is terminated due to a failure of any of the conditions, the sale of the Additional Series B Shares and the Common Shares may not be consummated.

In connection with the sale of the Series B Shares on August 26, 2011, the Company entered into the following additional agreements with the Investors, which may have a significant impact on our operating results as a result of the accounting required under GAAP.

Investor Rights Agreements. The Company has entered into an Investor Rights Agreement with each of SBAV and the Carpenter Funds (the “SBAV Investor Rights Agreement” and the “Carpenter Investor Rights Agreement” respectively), which grant to SBAV and the Carpenter Funds the right to purchase (subject to certain exceptions) a pro-rata portion of any additional equity securities the Company may sell during the next four years in order to enable the Investors to maintain their respective percentage ownership interests in the Company. The SBAV Investor Rights Agreement entitles SBAV to designate an individual, who is acceptable to the Company, to be appointed as a member of the Boards of Directors of the Company and the Bank, subject to regulatory approval. The Carpenter Investor Rights Agreement provides that, if the purchases by the Carpenter Funds of the $10.8 million of Additional Series B Shares and the $15.5 million of shares of Company common stock are consummated, then the Carpenter Funds will become entitled to designate three individuals, who are reasonably acceptable to the Company, to serve on the Boards of Directors of both the Company and the Bank, effective upon receipt of any required regulatory approvals and clearances therefor.

If the sales of the Additional Series B Shares pursuant to the Additional Series B Purchase Agreement and the shares of Company common stock pursuant to the Common Stock Purchase Agreement are consummated, it will become necessary for Raymond E. Dellerba, who is President and CEO of both the Company and the Bank, to devote more of his time and energies, as the Company’s CEO, to the formulation and implementation of Company-wide strategic initiatives. As a result, upon consummation of the sales of the Additional Series B Shares and the shares of Common Stock, a search will be conducted for a new Bank CEO who would be responsible for the day to day operations of the Bank. The appointment of a new Bank CEO will be subject to the receipt of any then required regulatory approvals or clearances. At the time of that appointment, in addition to continuing as the Company’s CEO, Mr. Dellerba will become the Vice Chairman of the Bank and will continue, in that capacity as well, to be involved in oversight of its operations. The Carpenter Investor Rights Agreement provides that the individual selected to become the new Bank CEO must be reasonably acceptable to the Carpenter Funds.

Registration Rights Agreements. The Company also entered into a Registration Rights Agreement with both SBAV and the Carpenter Funds which required the Company (i) to file a Registration Statement on Form S-3 with the SEC to register for resale, under the Securities Act of 1933, as amended (the “Securities Act”), the shares of Company common stock that are issuable upon conversion of the Series B Shares and (ii) to use its commercially reasonable efforts to have that Registration Statement declared effective by the SEC within 120 days of the filing date. The Company filed the Registration Statement with the SEC on September 7, 2011, and it was declared effective by the SEC on October 21, 2011. If the sales of the Additional Series B Shares pursuant to the Additional Series B Purchase Agreement and the shares of Company common stock pursuant to the Common Stock Purchase Agreement are consummated, the Company also will enter into a second Registration Rights Agreement providing for it to register, for resale, the shares of common stock that will be issuable upon conversion of the Additional Series B Shares, the shares of common stock issuable pursuant to the Common Stock Purchase Agreement and the shares of common stock that will be issuable upon exercise of the Warrants.

A summary of the respective rights, preferences and privileges of the Series B Preferred Shares and Series C Preferred Shares is set forth above in Item 7 of this report under the subcaptions “Capital Resources—Summary of the Series B Rights, Preferences and Privileges—Summary of the Rights, Preferences and Privileges of the Series C Shares”.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. Shareholders’ Equity (Cont-)

Payment of Cash Dividends by the Company. California laws place restrictions on the ability of California corporations to pay cash dividends on preferred or common stock. Subject to certain limited exceptions, a California corporation may pay cash dividends only to the extent of (i) the amount of its retained earnings or (ii) the amount by which the fair value of the corporation’s assets exceeds its liabilities. However, as described in Note 3 above and earlier in this Note, the FRB Written Agreement prohibits the Company from paying any cash dividends to any of its preferred or common shareholders without the prior approval of the FRB. Moreover, as discussed in Note 9 above, we have had to defer interest payments on our Junior Subordinated Debentures as a result of restrictions contained in the FRB Agreement. Under the terms of those debentures, we may not pay cash dividends on our common stock or preferred stock unless and until we have paid all of the deferred interest in full and thereafter make interest payments on the debentures as and when they become due. We cannot predict when we might be able to obtain FRB approval to resume paying interest on the Debentures or to pay cash dividends on the Series B Preferred Stock or our common stock in the future.

Payment of Dividends by the Bank to the Company. Generally, the principal source of cash available to a bank holding company are cash dividends from its bank subsidiaries. Under California law, the Board of Directors of the Bank may declare and pay cash dividends to the Company, which is its sole shareholder, subject to the restriction that the amount available for the payment of cash dividends may not exceed the lesser of (i) the Bank’s retained earnings or (ii) its net income for its last three fiscal years (less the amount of any dividends paid made during such period). Cash dividends to shareholders in excess of that amount may be made only with the prior approval of the California Commissioner of Financial Institutions (“Commissioner”). If the Commissioner finds that the shareholders’ equity of the Bank is not adequate, or that the payment by the Bank of cash dividends to the Company would be unsafe or unsound for the Bank, the Commissioner can order the Bank not to pay such dividends.

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

Moreover, the DFI Order prohibits the Bank from paying any cash dividends without the DFI’s prior approval, even if the payment of such dividends would otherwise be permitted under California law. As a result, it is not expected that the Bank will be permitted to pay cash dividends for the foreseeable future.

Stock Repurchase Program. In July 2005, the Company’s Board of Directors approved a share repurchase program, which authorized the Company to purchase up to two percent (2%), or approximately 200,000, of its outstanding common shares. That program provides for share repurchases to be made in the open market or in private transactions, in accordance with applicable Securities and Exchange Commission rules, when opportunities become available to purchase shares at prices believed to be attractive. The Company is under no obligation to repurchase any shares under the share repurchase program and the timing, actual number and value of shares that are repurchased by the Company under this program will depend on a number of factors, including the Company’s future financial performance and available cash resources, competing uses for its corporate funds, prevailing market prices of its common stock and the number of shares that become available for sale at prices that the Company believes are attractive, as well as any regulatory requirements applicable to the Company. Over the two years ended December 31, 2008, the Company purchased a total of 148,978 shares of its common stock in the open market under this program for an aggregate purchase price of approximately $1.4 million, which results in an average per share price of $9.30.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. Shareholders’ Equity (Cont-)

In October 2008, the Company’s Board of Directors approved a share repurchase program (the “2008 Share Repurchase Plan”) which authorized (but did not require) the Company to purchase up to $2 million of its shares of common stock. However, no shares were repurchased under this Share Repurchase Plan. The restrictions on the payment of cash dividends by the Company under the FRB Agreement also prohibit the Company from repurchasing any of its shares without the prior approval of the FRB. As a result, it is not expected that the Company will be permitted to repurchase its shares for the foreseeable future. See Note 3 above and the discussion above in this Note 14 for additional information regarding the FRB Agreement.

15. Commitments and Contingencies

The Company leases certain facilities and equipment under various non-cancelable operating leases, which generally include 3% to 5% escalation clauses in the lease agreements. Rent expense for the years ended December 31, 2011, 2010 and 2009 was $2.2 million, $2.4 million, and $2.4 million, respectively. Sublease income for the year ended December 31, 2009 was $15,000. The Company did not sublease facilities in years 2011 or 2010.

Future minimum non-cancelable lease commitments were as follows at December 31, 2011:

(Dollars in thousands)
2012	$2,024
2013	1,589
2014	1,499
2015	1,517
2016	716
Thereafter	0

Total	$7,345

To meet the financing needs of our customers in the normal course of business, the Company is party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit and standby letters of credit. These commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements. At December 31, 2011 and 2010, the Company was committed to fund certain loans including letters of credit amounting to approximately $121 million and $141 million, respectively. The contractual amounts of credit-related financial instruments such as commitments to extend credit, credit-card arrangements, and letters of credit represent the amounts of potential accounting loss should the contracts be fully drawn upon, the customers default, and the value of any existing collateral become worthless.

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

The Company is subject to legal actions normally associated with financial institutions. At December 31, 2011 and 2010, the Company did not have any pending legal proceeding which if adversely determined against the Company, were expected to be material to its consolidated financial condition or results of operations, except as disclosed below.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. Commitments and Contingencies

Mark Zigner vs. Pacific Mercantile Bank, et al., filed in January, 2010, in the California Superior Court for the County of Orange (Case No. 0337433). As previously reported in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (our “Third Quarter 2011 10-Q”), this lawsuit was filed by plaintiff asserting that the Bank had wrongfully exercised certain remedies in its efforts to recover borrowings owed by plaintiff to the Bank under (i) a $2.215 million construction loan which was secured by a first trust deed on real property owned by plaintiff, and (ii) a $200,000 unsecured line of credit. Plaintiff also maintained deposit accounts with the Bank.

Plaintiff failed to repay outstanding borrowings of approximately $191,000 due at the maturity date of his line of credit in April 2009. When plaintiff refused demands to repay those borrowings, the Bank set off that amount against plaintiff’s deposit accounts in accordance with the express terms of his line of credit agreement with the Bank. Plaintiff also failed to repay his construction loan when it matured in August 2009 and, in October 2009, the Bank commenced foreclosure proceedings against the real property collateralizing that loan.

In his lawsuit, plaintiff claimed that the set off by the Bank against plaintiff’s deposit accounts was wrongful based on allegations that the Bank had (i) agreed to extend the line of credit and breached that agreement when it exercised its set off rights, and (ii) failed to provide him with prior notice of the set off and an opportunity to cure his default under the line of credit. Plaintiff also asserted certain related claims, including an alleged breach by the Bank of an implied covenant of good faith and fair dealing.

The case was tried before a jury in August, 2011. As we reported in our Third Quarter 2011 10-Q, (i) before the case went to the jury for a decision, the trial judge ruled that the Bank had wrongfully exercised its set off rights and based on that finding, the jury awarded plaintiff $100,000 of compensatory damages, and (ii) the jury later found that the Bank’s exercise of its set off rights also constituted a wrongful conversion of plaintiff’s funds and, as a result, that the plaintiff was entitled to awards of $150,000 in compensatory damages and $1.87 million in punitive damages against the Bank.

In response to a proposed statement of decision submitted to the trial judge by plaintiff following the jury verdict, the Bank asserted that the judge’s ruling with respect to the Bank’s set off rights and the jury’s findings with respect to plaintiff’s claims of wrongful conversion were incorrect and that, as a result, plaintiff was not entitled, as a matter of law, to an award of either compensatory or punitive damages. The Bank also asserted that if the trial judge were to determine that plaintiff was entitled to punitive damages, the $1.87 million punitive damage award, which was nearly 12.5 times the $150,000 compensatory damage award for conversion, was excessive as a matter of California law, which provides that punitive damage to may range from one to four times the amount of compensatory damages. Nevertheless, the trial judge initially sustained the plaintiff’s statement of decision.

The Bank then filed motions with the court for a judgment notwithstanding the verdict and, in the alternative, for a new trial, as well as a motion to vacate the findings set forth in the statement of decision. A hearing on these motions was held on February 8, 2012. The court thereafter rejected the Bank’s motion for a judgment notwithstanding the verdict and, while it sustained the rulings on compensatory damages, the trial court ruled that the jury’s punitive damage award was excessive and that the Bank’s motion for a new trial would be granted, unless the plaintiff agreed to accept a reduction in the punitive damage award from $1.87 million to $950,000. On February 21, 2011 we learned that the plaintiff had agreed to accept that reduction in the punitive damage award and a final judgment has been entered against the Bank in the amount of $1.2 million. In addition, the trial court entered an award to plaintiff of his attorneys fees and costs, in the amount of $540,000.

Following the entry of the final judgment by the trial court, the Bank filed an appeal of the trial court’s rulings and the jury verdict, asserting that those rulings and the jury’s verdict were erroneous and that plaintiff is not entitled, as a matter of law, to an award of either compensatory or punitive damages. Because the appeals process has just begun, it is not possible at this time to predict, with any certainty, how the appellate courts will ultimately rule on our appeal. However, we believe that the judgment entered by the court against the Bank will be overturned on appeal.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16. Employee Benefit Plans

The Company has a 401(k) plan that covers substantially all full-time employees. That plan permits voluntary contributions by employees, a portion of which are matched by the Company. The Company’s expenses relating to its contributions to the 401(k) plan for the years ended December 31, 2011, 2010 and 2009 were $19,000, $79,000 and $464,000, respectively.

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

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16. Employee Benefit Plans (Cont-)

The changes in the projected benefit obligation of other benefits under the Plan during 2011, 2010 and 2009, its funded status at December 31, 2011, 2010 and 2009, and the amounts recognized in the balance sheet at December 31, 2011 and December 31, 2010, were as follows:

	At December 31,
(Dollars in thousands)	2011	2010	2009
Change in benefit obligation:
Benefit obligation at beginning of period	$2,315	$2,077	$1,922
Service cost	200	192	185
Interest cost	148	137	123
Participant contributions	—	—	—
Plan amendments	—	—	—
Combination/divestiture/curtailment/settlement/termination	—	—	—
Actuarial loss/(gain)	(22)	(91)	(153)
(Benefits paid)	—	—	—

Benefit obligation at end of period	$2,641	$2,315	$2,077

Funded status:	—	—	—
Amounts recognized in the Statement of Financial Condition
Unfunded accrued SERP liability—current	$—	$—	$—
Unfunded accrued SERP liability—noncurrent	(2,641)	(2,315)	(2,077)

Total unfunded accrued SERP liability	$(2,641)	$(2,315)	$(2,077)

Net amount recognized in accumulated other comprehensive income
Prior service cost/(benefit)	$16	$31	$46
Net actuarial loss/(gain)	(51)	(35)	71

Total net amount recognized in accumulated other comprehensive income	$(35)	$(4)	$117
Accumulated benefit obligation	$2,606	$2,225	$1,808
Components of net periodic SERP cost year to date:
Service cost	$200	$192	$185
Interest cost	148	137	123
Expected return on plan assets	—	—	—
Amortization of prior service cost/(benefit)	15	15	15
Amortization of net actuarial loss/(gain)	(6)	15	37

Net periodic SERP cost	$357	$359	$360

Recognized in other comprehensive income year to date:
Prior service cost/(benefit)	$—	$—	$—
Net actuarial loss/(gain)	(22)	(91)	(153)
Amortization of prior service cost/(benefit)	(15)	(15)	(15)
Amortization of net actuarial loss/(gain)	6	(15)	(37)

Total recognized year to date in other comprehensive income	$(31)	$(121)	$(205)

Assumptions as of December 31,:
Assumed discount rate	6.00%	6.25%	6.25%
Rate of compensation increase	4.00%	4.00%	4.00%

As of December 31, 2011, $1.2 million benefits are expected to be paid in the next five years and a total of $1.8 million of benefits are expected to be paid from year 2017 to year 2022. In 2012, $342,000 is expected to be recognized in net periodic benefit cost.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17. Regulatory Matters and Capital/Operating Plans

The Company and the Bank are subject to various regulatory capital requirements administered by the federal and state banking agencies. A failure to meet minimum capital requirements is likely to lead to the imposition, by federal and state regulators, of (i) certain requirements, such as an order requiring additional capital to be raised, and (ii) operational restrictions that could have a direct and material adverse effect on operating results. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Also, as mentioned in Note 3, as a result of the Written Agreement issued in August 2010, the Company is taking actions designed to maintain capital and return the Company to profitability, including, among others, strategy planning and budgeting, and capital and profit planning.

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes that, as of December 31, 2011, the Company and the Bank met all capital adequacy requirements to which they are subject and have not been notified by any regulatory agency that would require the Company or the Bank to maintain additional capital.

			Applicable Federal Regulatory Requirement
	Actual		For Capital Adequacy Purposes		To be Categorized As Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total Capital to Risk Weighted Assets:
Company	$109,884	13.4%	$65,543	At least 8.0%	N/A	N/A
Bank	109,603	13.4%	65,518	At least 8.0%	$81,898	At least 10.0%
Tier 1 Capital to Risk Weighted Assets:
Company	$99,168	12.1%	$32,771	At least 4.0%	N/A	N/A
Bank	99,308	12.1%	32,759	At least 4.0%	$49,139	At least 6.0%
Tier 1 Capital to Average Assets:
Company	$99,168	9.8%	$40,331	At least 4.0%	N/A	N/A
Bank	99,308	9.9%	40,298	At least 4.0%	$50,373	At least 5.0%

The actual capital amounts and ratios of the Company and the Bank at December 31, 2010 are presented in the following table:

			Applicable Federal Regulatory Requirement
	Actual		For Capital Adequacy Purposes		To be Categorized As Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total Capital to Risk Weighted Assets:
Company	$95,293	11.3%	$67,309	At least 8.0%	N/A	N/A
Bank	91,291	10.9%	67,242	At least 8.0%	$84,053	At least 10.0%
Tier 1 Capital to Risk Weighted Assets:
Company	$73,895	8.8%	$33,655	At least 4.0%	N/A	N/A
Bank	80,694	9.6%	33,621	At least 4.0%	$50,432	At least 6.0%
Tier 1 Capital to Average Assets:
Company	$73,895	6.7%	$43,973	At least 4.0%	N/A	N/A
Bank	80,694	7.4%	43,919	At least 4.0%	$54,898	At least 5.0%

As the above tables indicate, at December 31, 2011 and 2010, the Bank (on a stand-alone basis) qualified as a “well-capitalized” institution, and the capital ratios of the Company (on a consolidated basis) exceeded the capital ratios mandated for bank holding companies, under federally mandated capital standards and federally established prompt corrective action regulations. There are no conditions or events that management believes have changed the Company’s or the Bank’s classification as well-capitalized since December 31, 2011.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18. Parent Company Only Information

Condensed Statements of Financial Condition

	December 31,
(Dollars in thousands)	2011	2010
Assets:
Due from banks and interest-bearing deposits with financial institutions	$3,511	$5,247
Investment in subsidiaries	100,646	74,636
Securities available for sale, at fair value	—	—
Loans (net of allowance of $0 and $0, respectively)	39	50
Other assets	952	1,459

Total assets	$105,148	$81,392

Liabilities and shareholders’ equity:
Liabilities	$997	$449
Subordinated debentures	17,527	17,527
Shareholders’ equity	86,624	63,416

Total liabilities and shareholders’ equity	$105,148	$81,392

Condensed Statements of Operations

	Year Ended December 31,
(Dollars in thousands)	2011	2010	2009
Interest income	$77	$113	$392
Interest expense	(542)	(522)	(623)
Other expenses	(713)	(1,738)	(264)
Equity in undistributed earnings of subsidiaries	12,810	(11,807)	(16,813)

Net income (loss)	$11,632	$(13,954)	$(17,308)

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18. Parent Company Only Information (Cont-)

Condensed Statements of Cash Flows

	Year Ended December 31,
(Dollars in thousands)	2011	2010	2009
Cash Flows from Operating Activities:
Net income (loss)	$11,632	$(13,954)	$(17,308)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net decrease in accrued interest receivable	—	—	22
Net decrease (increase) in other assets	507	(310)	(343)
Net decrease (increase) in deferred taxes	—	1,087	(333)
Stock-based compensation expense	278	167	299
Undistributed (income) loss of subsidiary	(12,810)	11,807	16,813
Net increase (decrease) in interest payable	542	395	(91)
Net increase (decrease) in other liabilities	6	(73)	72

Net cash provided by (used in) operating activities	155	(881)	(869)

Cash Flows from Investing Activities:
Net decrease in loans	11	—	8,994
Principal payments received for investment security available for sale	—	—	45

Net cash provided by investing activities	11	—	9,039
Cash Flows from Financing Activities:
Expenses to issue Series A Preferred Stock to common stock	(149)	—	—
Proceeds from sale of Series A and Series B Preferred Stock	8,747	4,605	8,050
Capital contribution to subsidiaries	(10,500)	(5,750)	(20,500)

Net cash used in financing activities	(1,902)	(1,145)	(12,450)

Net decrease in cash and cash equivalents	(1,736)	(2,026)	(4,280)
Cash and Cash Equivalents, beginning of period	5,247	7,273	11,553

Cash and Cash Equivalents, end of period	$3,511	$5,247	$7,273

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

Loans Held for Sale (LHFS). Effective December 1, 2011, in connection with the adoption of ASU 825, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (ASU 825), the Company elected to measure new LHFS at fair value. The remaining LHFS are carried at the lower of cost or market. Fair value is based on quoted market prices. We classify those loans subjected to recurring fair value adjustments as Level 2.

The following table shows the recorded amounts of assets measured at fair value on a recurring basis.

	At December 31, 2011
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Assets at Fair Value:
Investment securities available for sale
Mortgage backed securities issued by U.S. agencies	$134,126	$—	$134,126	$—
Municipal securities	6,443	—	6,443	—
Collateralized mortgage obligations issued by non agency	2,585	—	1,930	655
Asset back securities	380	—	—	380
Mutual funds	4,375	4,375	—	—

Total securities available for sale at fair value	147,909	4,375	142,499	1,035
Loans held for sale	41,990	—	41,990	—

Total assets at fair value on recurring basis	$189,899	$4,375	$184,489	$1,035

The changes in Level 3 assets measured at fair value on a recurring basis are summarized in the following table:

(Dollars in thousands)	Investment Securities Available for Sale
Balance of recurring Level 3 instruments at January 1, 2011	$1,243
Total gains or losses (realized/unrealized):	—
Included in earnings-realized	—
Included in earnings-unrealized (1)	(286)
Included in other comprehensive income	2,053
Purchases	—
Sales	—
Issuances	—
Settlements	—
Transfers in and/or out of Level 3	(1,975)

Balance of Level 3 assets at December 31, 2011	$1,035

(1)	Amount reported as an other than temporary impairment loss in the noninterest income portion of the income statement

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19. Fair Value Measurements (Cont-)

	At December 31, 2010
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Assets at Fair Value:
Investment securities available for sale
Mortgage backed securities issued by U.S. agencies	$164,436	$—	$164,436	$—
Municipal securities	5,972	—	5,972	—
Collateralized mortgage obligations issued by non agency	3,277	—	2,405	872
Asset backed securities	371	—	—	371
Mutual funds	4,245	4,245	—	—

Total assets at fair value on a recurring basis	$178,301	$4,245	$172,813	$1,243

The changes in Level 3 assets measured at fair value on a recurring basis are summarized in the following table:

(Dollars in thousands)	Investment Securities Available for Sale
Balance of recurring Level 3 instruments at January 1, 2010	$4,103
Total gains or losses (realized/unrealized):
Included in earnings-realized	—
Included in earnings-unrealized (1)	(286)
Included in other comprehensive income	2,181
Purchases	—
Sales	—
Issuances	—
Settlements	—
Transfers in and/or out of Level 3	(4,755)

Balance of Level 3 assets at December 31, 2010	$1,243

(1)	Amount reported as other than temporary impairment loss in the noninterest income portion of the income statement.

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

Loans Held for Sale. Loans held for sale and funded prior to December 1, 2011 are carried at the lower of cost or market value. The fair value of these loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics. As such, the Company classifies loans subjected to nonrecurring fair value adjustments as Level 2.

Information regarding assets measured at fair value on a nonrecurring basis is set forth in the table below.

	At December 31, 2011
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Assets at Fair Value:
Impaired loans	$18,395	$—	$10,919	$7,476
Loans held for sale not held at fair value	24,240	—	24,240	—
Other assets(1)	37,421	—	37,421	—

Total	$80,056	$—	$72,580	$7,476

(1)	Includes foreclosed assets

There were no transfers in or out of level 3 measurements for nonrecurring items during the twelve months ended December 31, 2011.

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

Loans Held for Sale (LHFS). Effective December 1, 2011, in connection with the adoption of ASU 825, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (ASU 825), the Company elected to measure new LHFS at fair value. The remaining LHFS are carried at the lower of cost or market value. Fair value is based on quoted market prices.

Loans. The fair value for loans with variable interest rates less a credit discount is the carrying amount. The fair value of fixed rate loans is derived by calculating the discounted value of future cash flows expected to be received by the various homogeneous categories of loans. All loans have been adjusted to reflect changes in credit risk. Changes are not recorded directly as an adjustment to current earnings or comprehensive income, but rather as an adjustment component in determining the overall adequacy of the loan loss reserve.

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

Deposits. The fair value of demand deposits, savings deposits, and money market deposits is defined as the amounts payable on demand. The fair value of fixed maturity certificates of deposit is estimated based on the discounted value of the future cash flows expected to be paid on the deposits.

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

Commitments to Extend Credit and Standby Letters of Credit. The fair value of commitments to extend credit and standby letters of credit, are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. These fees were not material in amount either at December 31, 2011, and 2010.

The estimated fair values and related carrying amounts of the Company’s financial instruments are as follows:

(Dollars in thousands)	December 31,
	2011		2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and cash equivalents	$96,467	$96,467	$32,678	$32,678
Interest-bearing deposits with financial institutions	1,423	1,423	2,078	2,078
Federal Reserve Bank and Federal Home Loan Bank stock	11,154	11,154	12,820	12,820
Securities available for sale	147,909	147,909	178,301	178,301
Mortgage loans held for sale	66,230	66,230	12,469	12,469
Loans, net	641,962	626,227	722,210	712,878
Financial Liabilities:
Noninterest bearing deposits	164,382	164,382	144,079	144,079
Interest-bearing deposits	697,665	698,797	672,147	674,264
Borrowings	49,000	58,409	112,000	112,763
Junior subordinated debentures	17,527	17,527	17,527	17,527

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19. Fair Value Measurements (Cont-)

Fair Value Option. The following table reflects the differences between the fair value carrying amount of LHFS measured at fair value under ASU 825 and the aggregate unpaid principal amount we are contractually entitled to receive at maturity.

December 31, 2011
(Dollars in thousands)	Fair Value Carrying Amount	Aggregate Unpaid Principal	Fair Value Carrying Amount Less Aggregate Unpaid Principal
Loans held for sale reported at fair value:
Total loans	$41,990	$40,663	$1,327
Nonaccrual loans	—	—	—
Loans 90 days or more past due and still accruing	—	—	—

The assets accounted for under the fair value option are initially measured at fair value. Gains and losses from initial measurement and subsequent changes in fair value are recognized in earnings. The changes in fair value related to initial measurement and subsequent changes in fair value included in earnings for these assets measured at fair value are shown, by income statement line item, below.

December 31, 2011
(Dollars in thousands)	Loans Held for Sale at Fair Value
Changes in fair value included in net income:
Mortgage Banking noninterest income	$848

20. Business Segment Information

The Company has two reportable business segments, the commercial banking division and the mortgage banking division, which began operations in the second quarter of 2009. The commercial bank segment provides small and medium-size businesses, professional firms and individuals with a diversified range of products and services such as various types of deposit accounts, various types of commercial and consumer loans, cash management services, and online banking services. The mortgage banking segment originates and purchases residential mortgages that, for the most part, are resold within 30 days to long-term investors in the secondary residential mortgage market.

Since the Company derives all of its revenues from interest and noninterest income and interest expense is its most significant expense, these two segments are reported below using net interest income (interest income less interest expense) and noninterest income (primarily net gains on sales of loans held for sale and fee income) for the years ended December 31, 2011, 2010 and 2009. The Company does not allocate general and administrative expenses or income taxes to the segments.

(Dollars in thousands)	Commercial	Mortgage	Other	Total
Net interest income for the period ended:
December 31,
2011	$32,103	$1,553	$(465)	$33,191
2010	$32,190	$1,057	$(409)	$32,838
2009	$21,674	$318	$(231)	$21,761
Noninterest income for the period ended:
December 31,
2011	$2,107	$6,122	$—	$8,229
2010	$3,028	$3,739	$4	$6,771
2009	$4,573	$928	$21	$5,522
Segment Assets at:
December 31, 2011	$840,549	$86,614	$97,389	$1,024,552
December 31, 2010	$912,864	$21,614	$81,392	$1,015,870

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES

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

As required by SEC rules, an evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness, as of December 31, 2011, of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2011, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Management’s Assessment of Internal Control over Financial Reporting

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, based on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design and the testing of the operational effectiveness of the Company’s internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

Based on that assessment, management determined that, as of December 31, 2011, Pacific Mercantile Bancorp maintained effective internal control over financial reporting.

The foregoing report on internal control over financial reporting shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section.

Section 989G of the Dodd-Frank Act, signed into law in July 2011, permanently exempts smaller reporting companies, such as the Company, and other non-accelerated filers, from Section 404(b) of the Sarbanes-Oxley Act requiring SEC reporting companies to obtain and include in their annual reports on Form 10-K, an attestation report from their independent registered accountants with respect to the effectiveness of their internal control over financial reporting. As a result, no such attestation report is included in this Annual Report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is hereby incorporated by reference to Pacific Mercantile Bancorp’s definitive proxy statement, expected to be filed with the SEC on or before April 30, 2012, for its Annual Meeting of Shareholders.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item 11 is hereby incorporated by reference to Pacific Mercantile Bancorp’s definitive proxy statement, expected to be filed with the SEC on or before April 30, 2012, for its Annual Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except for the information below regarding our equity compensation plans, the information required by Item 12 is incorporated herein by reference from our definitive proxy statement expected to be filed with the SEC on or before April 30, 2012, for its Annual Meeting of Shareholders.

The following table provides information relating to our equity compensation plans as of December 31, 2011:

	Column A	Column B	Column C
	Number of Securities to be Issued on Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column A
Equity compensation plans approved by shareholders
Stock option and incentive plans	1,153,741	$7.39	550,814
Equity compensation plans not approved by shareholders	—	—	—

	1,153,741	$7.39	550,814

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is hereby incorporated by reference to Pacific Mercantile Bancorp’s definitive proxy statement expected to be filed with the SEC on or before April 30, 2012, for its Annual Meeting of Shareholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 is hereby incorporated by reference to Pacific Mercantile Bancorp’s definitive proxy statement expected to be filed with the SEC on or before April 30, 2012, for its Annual Meeting of Shareholders.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th day of February 2012.

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

/S/ RAYMOND E. DELLERBA Raymond E. Dellerba	President, Chief Executive Officer and Director (Principal Executive Officer)	February 24, 2012

/S/ NANCY A. GRAY Nancy A. Gray	Senior Executive Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)	February 24, 2012

/S/ GEORGE H. WELLS George H. Wells	Chairman of the Board and Director	February 24, 2012

/S/ GEORGE L. ARGYROS George L. Argyros	Director	February 24, 2012

/S/ WARREN T. FINLEY Warren T. Finley	Director	February 24, 2012

/S/ ANDREW M. PHILLIPS Andrew M. Phillips	Director	February 24, 2012

/s/ GORDON C. RAUSSER, PhD Gordon C. Rausser, PhD	Director	February 24, 2012

/s/ Daniel A. Strauss Daniel A. Strauss	Director	February 24, 2012

/S/ JOHN THOMAS, M.D. John Thomas, M.D	Director	February 24, 2012

/S/ GARY M. WILLIAMS Gary M. Williams	Director	February 24, 2012

S-1

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

3.1	Articles of Incorporation of Pacific Mercantile Bancorp(1)

3.2	Certificate of Amendment of Articles of Incorporation of Pacific Mercantile Bancorp (Incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q dated August 14, 2001.)

3.3	Certificate of Amendment of Articles of Incorporation of Pacific Mercantile Bancorp (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated January 26, 2012 and filed with the Commission on February 1, 2012.)

3.4	Certificate of Determination of Rights, Preferences, Privileges and Restrictions of Series A Convertible 10% Cumulative Preferred Stock of Pacific Mercantile Bancorp. (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (No. 000-30777) dated October 6, 2009.)

3.5	Certificate of Amendment of Certificate of Determination of Rights, Preferences, Privileges and Restrictions of the Series A Convertible 10% Cumulative Preferred Stock of Pacific Mercantile Bancorp. (Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K dated January 26, 2012 and filed with the Commission on February 1, 2012.)

3.6	Certificate of Determination of Rights, Preferences, Privileges and Restrictions of the Series B Convertible 8.4% Noncumulative Preferred Stock of Pacific Mercantile Bancorp. (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (No. 000-30777) dated August 22, 2011.)

3.7	Certificate of Determination of Rights, Preferences, Privileges and Restrictions of the Series C 8.4% Noncumulative Preferred Stock of Pacific Mercantile Bancorp. (Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K (No. 000-30777) dated August 22, 2011.)

3.8	Pacific Mercantile Bancorp Bylaws, Amended and Restated as of December 17, 2007. (Incorporated by reference to the same numbered exhibit to the Company’s Current Report on Form 8-K (No. 000-30777) dated December 18, 2007.)

4.1	Specimen form of Pacific Mercantile Bancorp Common Stock Certificate(1)

4.2	Specimen form of Pacific Mercantile Bancorp Series B-1 Preferred Stock Certificate. (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (No. 000-30777) dated August 30, 2011.)

4.3	Specimen form of Pacific Mercantile Bancorp Series B-2 Preferred Stock Certificate. (Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K (No. 000-30777) dated August 30, 2011.)

10.1	Series B Preferred Stock Purchase Agreement. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (No. 000-30777) dated August 30, 2011.)

10.2	SBAV Investor Rights Agreement. (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K(No. 000-30777) dated August 30, 2011.)

10.3	Carpenter Investor Rights Agreement. (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (No. 000-30777) dated August 30, 2011.)

10.4	Registration Rights Agreement. (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K (No. 000-30777) dated August 30, 2011.)

10.5	Additional Series B Preferred Stock Purchase Agreement (Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K (No. 000-30777) dated August 30, 2011.)

10.6	Common Stock Purchase Agreement. (Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K (No. 000-30777) dated August 30, 2011.)

10.7	Form of Indemnification Agreement. (Incorporated by reference to Exhibit 10.1 to the Registration Statement (No. 333-177141) on Form S-8 dated October 3, 2011.)

10.8	Standard Internet Banking System Licensing Agreement, dated as of January 29, 1999, between Q-UP Systems and Pacific Mercantile Bank(1)

10.9	ODFI—Originator Agreement for Automated Clearing House Entries, dated as of February 16, 1999, between eFunds Corporation and Pacific Mercantile Bank(2)

10.10	Agreement, dated September 15, 1998, between Fiserv Solutions, Inc. and Pacific Mercantile Bank(1)

10.11	Commercial Office Building Lease dated February 26, 2001 between Metro Point 13580, Lot Three, a California limited partnership, and Pacific Mercantile Bank. (Incorporated by reference to the same numbered exhibit to the Company’s Annual Report on Form 10-K (No. 000-30777) for the year ended December 31, 2000.)

10.12	Office Space Lease dated March 9, 2001 between California State Teachers Retirement System and Pacific Mercantile Bank(3)

10.13	Assignment & Assumption of Office Space Lease, dated April 1, 2003, between First National Bank and Pacific Mercantile Bank(4)

E-1

Exhibit No.	Description of Exhibit

10.14	Office Space Lease, dated Sept. 14, 2003, between Leonard & Gerald Katz and Pacific Mercantile Bank(5)

10.15	Pacific Mercantile Bancorp 2004 Stock Incentive Plan (Incorporated by reference to the same numbered exhibit to the Company’s Annual Report on Form 10-K (No. 000-30777) for the year ended December 31, 2006.)

10.16	Employment Agreement between Pacific Mercantile Bank and Raymond E. Dellerba, as amended and restated effective as of January 1, 2007.(6)

10.17	Supplemental Retirement Plan established by Pacific Mercantile Bank for Raymond E. Dellerba, as restated for purposes of Section 409A of the Internal Revenue Code as of April 6, 2007.(6)

10.18	Pacific Mercantile Bancorp 2008 Equity Incentive Plan. (Incorporated by reference to Appendix A to the Company’s 2008 Definitive Proxy Statement (No. 000-30777) filed with the Commission on April 18, 2008.)

10.19	Written Agreement dated August 31, 2010 between the Federal Reserve Bank of San Francisco and Pacific Mercantile Bancorp and Pacific Mercantile Bank. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (No. 000-30777) dated August 31, 2010.)

10.20	Final Order dated August 31, 2010 issued by the California Department of Financial Institutions to Pacific Mercantile Bank. (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (No. 000-30777) dated August 31, 2010.)

21	Subsidiaries of the Company

23.1	Consent of Squar, Milner, Peterson, Miranda & Williamson, LLP, Independent Registered Public Accounting Firm

24.1	Power of Attorney (contained on the Signature Page of Annual Report)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2004

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2004

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2004

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2004

E-2

Exhibit No.	Description of Exhibit

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the same numbered exhibit to the Company’s Registration Statement (No. 333-33452) on Form S-1 filed with the Commission on June 14, 2000 (the “S-1 Registration Statement”).
(2)	Incorporated by reference to the Exhibit 10.8 to the above referenced S-1 Registration Statement.
(3)	Incorporated by reference to Exhibit 10.11 to Registration Statement on Form S-2 (No. 333-110377) filed with the Commission on November 10, 2003 (the “S-2 Registration Statement”).
(4)	Incorporated by reference to Exhibit 10.12 to the above referenced S-2 Registration Statement.
(5)	Incorporated by reference to Exhibit 10.13 to the above referenced S-2 Registration Statement.
(6)	Incorporated by reference to Exhibits 10.1 and 10.2, respectively, to a Current Report on Form 8-K dated April 6, 2007.

E-3