Form 10-Q
period 2012-03-31
PACIFIC MERCANTILE BANCORP
filed 2012-05-07
CIK 1109546

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

16,655,451 shares of Common Stock as of May 3, 2012

QUARTERLY REPORT ON FORM 10Q

FOR

THE QUARTER ENDED MARCH 31, 2012

TABLE OF CONTENTS

			Page
Part I. Financial Information

Item 1.	Financial Statements (unaudited)

	Consolidated Statements of Financial Condition at March 31, 2012 and December 31, 2011		1

	Consolidated Statements of Income for the Three Months ended March 31, 2012 and 2011		2

	Consolidated Statements of Comprehensive Income (Loss) for the Three Months ended March 31, 2012 and 2011		3

	Consolidated Statements of Cash Flows for the Three Months ended March 31, 2012 and 2011		4

	Consolidated Statement of Shareholders’ Equity for the Three Months ended March 31, 2012		5

	Notes to Consolidated Financial Statements		6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations		31

Item 4T.	Controls and Procedures		58

Part II. Other Information

Item 1.	Legal Proceedings		59

Item 1A.	Risk Factors		59

Item 6.	Exhibits		61

	Signatures		S-1

	Exhibit Index		E-1

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

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except per share data)

(Unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Cash and due from banks	$12,514	$10,290
Interest bearing deposits with financial institutions	159,997	86,177

Cash and cash equivalents	172,511	96,467
Interest-bearing time deposits with financial institutions	1,553	1,423
Federal Reserve Bank and Federal Home Loan Bank Stock, at cost	10,739	11,154
Securities available for sale, at fair value	44,084	147,909
Loans held for sale (loans held for sale at fair value $63,033 and $41,990, respectively)	70,748	66,230
Loans (net of allowances of $13,634 and $15,627, respectively)	675,492	641,962
Investment in unconsolidated subsidiaries	682	682
Other real estate owned	36,870	37,421
Accrued interest receivable	2,375	2,505
Premises and equipment, net	1,009	977
Other assets	21,752	17,822

Total assets	$1,037,815	$1,024,552

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$166,102	$164,382
Interest-bearing	701,960	697,665

Total deposits	868,062	862,047
Borrowings	54,000	49,000
Accrued interest payable	1,466	1,444
Other liabilities	9,019	7,909
Junior subordinated debentures	17,527	17,527

Total liabilities	950,074	937,927

Commitments and contingencies (Note 2)	—	—
Shareholders’ equity:
Preferred stock, no par value, 2,000,000 shares authorized:
Series A Convertible 10% Cumulative Preferred Stock, 155,000 shares authorized, 11,000 shares issued and outstanding at December 31, 2011; liquidation preference $100 per share plus accumulated dividends and undeclared dividends at December 31, 2011	—	1,100
Series B Convertible 8.4% Noncumulative Preferred Stock, 300,000 shares authorized, 112,000 issued and outstanding at March 31, 2012 and December 31, 2011; liquidation preference $100 per share plus accumulated dividends and undeclared dividends at March 31, 2012 and December 31, 2011	8,747	8,747
Series C 8.4% Noncumulative Preferred Stock, 300,000 shares authorized, none issued and outstanding at March 31, 2012 and December 31, 2011; liquidation preference $100 per share plus accumulated dividends and undeclared dividends at March 31, 2012 and December 31, 2011	—	—
Common stock, no par value, 85,000,000 shares authorized, 12,454,173 and 12,273,003 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	85,919	84,742
Accumulated deficit	(4,539)	(5,921)
Accumulated other comprehensive loss	(2,386)	(2,043)

Total shareholders’ equity	87,741	86,625

Total liabilities and shareholders’ equity	$1,037,815	$1,024,552

The accompanying notes are an integral part of these consolidated financial statements.

Part I. Item 1. (continued)

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except for shares and per share data)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Interest income
Loans, including fees	$9,378	$10,162
Securities available for sale and stock	877	1,273
Interest-bearing deposits with financial institutions	55	26

Total interest income	10,310	11,461
Interest expense
Deposits	2,052	2,497
Borrowings	243	358

Total interest expense	2,295	2,855

Net interest income	8,015	8,606
Provision for loan losses	(400)	—

Net interest income after provision for loan losses	8,415	8,606
Noninterest income
Total other-than-temporary impairment of securities	(25)	41
Less: Portion of other-than-temporary impairment losses recognized in other comprehensive loss	52	93

Net impairment loss recognized in earnings	(77)	(52)
Service fees on deposits and other banking services	233	273
Mortgage banking (including net gains on sales of loans held for sale)	4,531	839
Net gains on sale of securities available for sale	1,186	11
Net (loss) gain on sale of other real estate owned	(19)	107
Other	173	180

Total noninterest income	6,027	1,358
Noninterest expense
Salaries and employee benefits	5,617	3,977
Occupancy	652	630
Equipment and depreciation	398	357
Data processing	195	163
FDIC expense	614	802
Other real estate owned expense	1,824	374
Professional fees	1,226	961
Office supplies	246	224
Business development	178	87
Mortgage related loan expense	318	103
Provision for contingencies	339	—
Other operating expense	630	606

Total noninterest expense	12,237	8,284

Income before income taxes	2,205	1,680
Income tax provision	823	—

Net income	1,382	1,680
Accumulated undeclared dividends on preferred stock	(234)	(312)

Net income allocable to common shareholders	$1,148	$1,368

Income per common share
Basic	$0.09	$0.13
Diluted	$0.09	$0.13
Weighted average number of common shares outstanding
Basic	12,396,367	10,434,665
Diluted	12,428,949	10,456,249

The accompanying notes are an integral part of these consolidated financial statements.

Part I. Item 1. (continued)

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Net income	$1,382	$1,680
Other comprehensive loss net of tax:
Change in unrealized loss on securities available for sale	(352)	(807)
Change in net unrealized gain (loss) and prior service benefit on supplemental executive retirement plan	9	(42)

Total comprehensive income	$1,039	$831

The accompanying notes are an integral part of these consolidated financial statements.

Part I. Item 1. (continued)

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Year Ended March 31,
	2012	2011
Cash Flows From Operating Activities:
Net income	$1,382	$1,680
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	129	122
Provision for loan losses	(400)	—
Net amortization of premium on securities	143	166
Net gains on sales of securities available for sale	(1,186)	(11)
Net gains on sales and mark to market of mortgage loans held for sale	(1,247)	(605)
Proceeds from sales and principal reduction of mortgage loans held for sale	134,177	48,253
Originations and purchases of mortgage loans held for sale	(144,236)	(54,439)
Other than temporary impairment on securities available for sale	77	52
Net amortization of deferred fees and unearned income on loans	(136)	(154)
Net loss (gain) on sales of other real estate owned	19	(107)
Net gain on sale of fixed assets	—	(8)
Write down of other real estate owned	1,724	—
Stock-based compensation expense	77	64
Changes in operating assets and liabilities:
Net decrease in accrued interest receivable	130	259
Net (increase) decrease in other assets	(3,381)	62
Net increase in deferred taxes	(602)	—
Net decrease in income taxes receivable	53	7,531
Net increase accrued interest payable	22	33
Net increase in other liabilities	1,119	331

Net cash (used in) provided by operating activities	(12,136)	3,229
Cash Flows From Investing Activities:
Net (increase) decrease in interest-bearing time deposits with financial institutions	(130)	100
Maturities of and principal payments received for securities available for sale and other stock	4,129	3,378
Purchase of securities available for sale and other stock	(34,894)	—
Proceeds from sale of securities available for sale and other stock	135,619	6,374
Proceeds from sale of other real estate owned	1,192	7,112
Capitalized cost of other real estate owned	(337)	(155)
Net (increase) decrease in loans	(28,253)	20,303
Purchases of premises and equipment	(161)	(158)
Proceeds from sales of loans	—	1,586
Net gain on sales of loans	—	(55)
Proceeds from sale of premises and equipment	—	8

Net cash provided by investing activities	77,165	38,493
Cash Flows From Financing Activities:
Net increase in deposits	6,015	13,354
Net increase (decrease) in borrowings	5,000	(34,000)

Net cash provided by (used in) financing activities	11,015	(20,646)
Net increase in cash and cash equivalents	76,044	21,076
Cash and Cash Equivalents, beginning of period	96,467	32,678

Cash and Cash Equivalents, end of period	$172,511	$53,754

Supplementary Cash Flow Information:
Cash paid for interest on deposits and other borrowings	$2,273	$2,821

Cash paid for income taxes	204	—

Non-Cash Investing Activities:
Net (decrease) increase in net unrealized losses and prior year service cost on supplemental employee retirement plan, net of tax	$9	$(42)

Net decrease in net unrealized gains and losses on securities held for sale, net of income tax	$(352)	$(807)

Transfer of loans into other real estate owned	$2,047	$1,446

Transfer of loans held for sale to loans held for investment	$6,788	$—

Mark to market loss (gain) adjustment of equity securities	$118	$(21)

The accompanying notes are an integral part of these consolidated financial statements.

Part I. Item 1. (continued)

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Shares and dollars in thousands)

(Unaudited)

For The Three Months Ended March 31, 2012

	Series A, B, and C Preferred Stock		Common Stock		Accumulated Deficit	Accumulated Other Comprehensive (Loss)	Total
	Number of Shares	Amount	Number of Shares	Amount
Balance at January 1, 2012	123	$9,847	12,273	$84,742	$(5,921)	$(2,043)	$86,625
Series A Cumulative Preferred Stock conversion to common stock	(11)	(1,100)	144	1,100	—	—	—
Series A Cumulative Preferred Stock Dividend	—	—	37	—	—	—	—
Stock based compensation expense	—	—	—	77	—	—	77
Comprehensive income:
Net income	—	—	—		1,382	—	1,382
Change in unrealized gain on securities held for sale	—	—	—		—	(352)	(352)
Change in unrealized expense on supplemental executive retirement plan	—	—	—		—	9	9

Total comprehensive income	—	—	—		—	—	954

Balance at March 31, 2012	112	$8,747	12,454	$85,919	$(4,539)	$(2,386)	$87,741

The accompanying notes are an integral part of this consolidated financial statement.

Part I. Item 1. (continued)

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements

(Unaudited)

1.	Nature of Business

Pacific Mercantile Bancorp (“PMBC”) is a bank holding company which, through its wholly owned subsidiary, Pacific Mercantile Bank (the “Bank”) is engaged in commercial banking and conducts a mortgage banking business in Southern California. PMBC is registered as a one bank holding company under the United States Bank Holding Company Act of 1956, as amended. The Bank is chartered by the California Department of Financial Institutions (the “DFI”) and is a member of the Federal Reserve Bank of San Francisco (“FRB”). In addition, the deposit accounts of the Bank’s customers are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to the maximum amount allowed by law. PMBC and the Bank are sometimes referred to, together, in this report as the “Company” or as “we”, “us” or “our”.

Substantially all of our operations are conducted and substantially all our assets are owned by the Bank, which accounts for substantially all of our consolidated revenues and expenses, and a substantial portion of our earnings. The Bank provides a full range of banking services to small and medium-size businesses, professionals and the general public in Orange, Los Angeles, San Bernardino and San Diego Counties of California and is subject to competition from other banks and financial institutions and from financial services organizations conducting operations in those same markets.

During 2002, we organized three business trusts, under the names Pacific Mercantile Capital Trust I, PMB Capital Trust I, and PMB Statutory Trust III, respectively, to facilitate our issuance of $5.155 million, $5.155 million and $7.217 million, respectively, principal amount of junior subordinated debentures, all with maturity dates in 2032. In October 2004, we organized PMB Capital Trust III to facilitate our issuance of an additional $10.310 million principal amount of junior subordinated debentures, with a maturity date in 2034. In accordance with applicable accounting standards, the financial statements of these trusts are not included in the Company’s consolidated financial statements. See Note 2: “Significant Accounting Policies — Principles of Consolidation” in the Notes to Consolidated Financial Statements included in the Company’s Form 10-K for the year ended December 31, 2011.

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

2.	Significant Accounting Policies, Recent Accounting Pronouncements, Commitments and Contingencies

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all footnotes that would be required for a full presentation of our financial position, results of operations, changes in cash flows and comprehensive income (loss) in accordance with generally accepted accounting principles in the United States (“GAAP”). However, these interim financial statements reflect all adjustments (consisting of normal recurring adjustments and accruals) which, in the opinion of our management, are necessary for a fair presentation of our financial position and our results of operations for the interim periods presented.

These unaudited consolidated financial statements have been prepared on a basis consistent with prior periods, and should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2011, and the notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2011 (our “2011 10-K”), as filed with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934.

Our consolidated financial position at March 31, 2012, and the consolidated results of operations for the three month period ended March 31, 2012, are not necessarily indicative of what our financial position will be as of December 31, 2012, or of the results of our operations that may be expected for the full year ending December 31, 2012.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires us to make certain estimates and assumptions that could affect the reported amounts of certain of our assets, liabilities and contingencies at the date of the financial statements and the reported amounts of our revenues and expenses during the reporting periods. For the fiscal periods covered by this Report, those estimates related primarily to our determinations of the allowance for loan losses, the fair values of securities available for sale and mortgage loans held

Significant Accounting Policies, Recent Accounting Pronouncements, Commitments and Contingencies (Cont,-)

for sale, and the determination of reserves pertaining to deferred tax assets. If circumstances or financial trends on which those estimates were based were to change in the future or there were to occur any currently unanticipated events affecting the amounts of those estimates, our future financial position or results of operations could differ, possibly materially, from those expected at the current time.

Recent Accounting Pronouncements

In April 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring (“ASU No. 2011-02”). ASU No. 2011-02 requires a creditor to separately conclude that 1) the restructuring constitutes a concession and 2) the debtor is experiencing financial difficulties in order for a modification to be considered a troubled debt restructuring (“TDR”). The guidance was issued to provide clarification and to address diversity in practice in identifying TDR’s. This standard was effective for the Company beginning in the third quarter of 2011 and is applied retrospectively to the beginning of the year. The adoption of this standard did not have a material impact on the Company’s results of operations, financial position, or disclosures.

In May 2011, the FASB issued ASU 2011-04 – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements (“ASU 2011-04”), clarifying how to measure and disclose fair value. This guidance amends the application of the “highest and best use” concept to be used only in the measurement of fair value of nonfinancial assets, clarifies that the measurement of the fair value of equity-classified financial instruments should be performed from the perspective of a market participant who holds the instrument as an asset, clarifies that an entity that manages a group of financial assets and liabilities on the basis of its net risk exposure can measure those financial instruments on the basis of its net exposure to those risks, and clarifies when premiums and discounts should be taken into account when measuring fair value. The fair value disclosure requirements also were amended. For public entities, the amendments in ASU 2011-04 are effective prospectively for interim and annual periods beginning after December 15, 2011. The adoption of the amended guidance did not have a significant impact on the Company’s results of operations, financial position, or disclosures.

Commitments and Contingencies

Commitments

To meet the financing needs of our customers in the normal course of business, we are a party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements. At March 31, 2012, loan commitments and letters of credit totaled $108 million and $1.0 million, respectively. The contractual amount of a credit-related financial instrument such as a commitment to extend credit, a credit-card arrangement or a letter of credit represents the amounts of potential accounting loss should the commitment be fully drawn upon, the customer were to default, and the value of any existing collateral securing the customer’s payment obligation become worthless.

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

During the first quarter of 2012, we began selling a portion of our mortgage loan production directly to secondary market investors on a “mandatory commitment” basis, agreeing to sell a specified dollar amount of mortgage loans at an agreed-upon price within a specified timeframe in order to avail itself of more favorable pricing on loan sales to investors. In order to mitigate interest rate risk on loans subject to a mandatory commitments, when we lock the interest rate for the borrowers on those loans prior to funding, we lock the price to sell the loans to investors in a mandatory commitment and enter into a mortgaged backed to-be-announced (“TBA”) security. The mandatory commitment and the TBA security act as a hedge against market interest rate movements between the time the interest rate is locked and the loan is funded and sold in the secondary market. TBA securities are deemed to be derivatives and involve off-balance sheet financial risk. The contractual or notional amounts of the TBA securities are tied to the Bank’s loan origination volume and we bear a financial risk from such securities. The unrealized fair value gains from the interest rate contracts and TBA security hedges were $1.0 million as of March 31, 2012, and are recorded in the Consolidated Balance Sheets. These gains or losses depend upon the value of the underlying financial instruments and are affected by market changes in interest rates.

Significant Accounting Policies, Recent Accounting Pronouncements, Commitments and Contingencies (Cont,-)

TBA securities pose credit risk for us if and to the extent that the institutional counterparties are unable to meet the terms of the agreements. We control counterparty credit risk by using multiple counterparties and limiting them to major financial institutions with investment grade credit ratings. In addition, we regularly monitor the potential risk of loss with any one party resulting from this type of credit risk. We work with a third-party firm which assists in placing TBA securities, documenting the transactions, and providing information for bookkeeping and accounting purposes.

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

The case was tried before a jury in August, 2011. However (i) before the case went to the jury for a decision, the trial judge ruled that the Bank had wrongfully exercised its set off rights and based on that finding, the jury awarded plaintiff $100,000 of compensatory damages, and (ii) the jury later found that the Bank’s exercise of its set off rights also constituted a wrongful conversion of plaintiff’s funds and awarded the plaintiff $150,000 in compensatory damages and $900,000 in punitive damages against the Bank. In addition, the trial court entered an award to plaintiff of his attorney’s fees and costs, in the amount of $540,000.

Following the entry of the final judgment by the trial court in February 2012, the Bank filled an appeal of the trial court’s rulings and the jury verdict, asserting that those rulings and the jury’s verdict were erroneous and that plaintiff is not entitled, as a matter of law, to an award of either compensatory or punitive damages. Because the appeals process has just begun, it is not possible at this time to predict, with any certainty, how the appellate courts will ultimately rule on our appeal. However, we believe that the judgment entered by the court against the Bank should be overturned on appeal.

Other Claims. We also are subject to legal actions that arise from time to time in the ordinary course of our business. Currently there are no such pending legal proceedings that we believe will become material to our financial condition or results of operations.

Regulatory Matters

On August 31, 2010, the Company and the Bank entered into a Written Agreement (the “FRB Agreement”) with FRB. On the same date, the Bank consented to the issuance of a regulatory order by the California Department of Financial Institutions (the “DFI Order”). The principal purposes of the FRB Written Agreement and DFI Order, which constitute formal supervisory actions by the FRB and the DFI, were to require us to adopt and implement formal plans and take certain actions, as well as to continue to implement other measures that we previously adopted, to address the adverse consequences that the economic recession has had on the performance of our loan portfolio and our operating results, to improve our operating results, and to increase our capital to strengthen our ability to weather any further adverse economic conditions that might arise in the future.

The FRB Agreement and DFI Order contain substantially similar provisions. They required the Boards of Directors of the Company and the Bank to prepare and submit written plans to the FRB and the DFI to address the following matters: (i) strengthening board oversight of the management operations of the Bank; (ii) strengthening credit risk management practices; (iii) improving credit administration policies and procedures; (iv) improving the Bank’s position with respect to problem assets; (v) maintaining adequate reserves for loan losses in accordance with applicable supervisory guidelines; (vi) improving the capital position of the Bank and, in the case of the FRB Agreement, the capital position of the Company; (vii) improving the Bank’s earnings through the formulation, adoption and implementation of a new strategic plan, and (viii) submitting a satisfactory funding contingency plan for the Bank that would identify available sources of liquidity and a plan for dealing with possible future adverse economic and market conditions. The Bank is also prohibited from paying dividends to the Company without the prior approval of the DFI, and the Company may not declare or pay cash dividends, repurchase any of its shares, make payments on its trust preferred securities or incur or guarantee any debt, without the prior approval of the FRB.

Significant Accounting Policies, Recent Accounting Pronouncements, Commitments and Contingencies (Cont,-)

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

In August 2011, we completed the sale of $11.2 million of Series B Convertible 8.4% Series B Preferred Stock (the “Series B Preferred Stock”) and contributed the net proceeds from that sale to the Bank, thereby increasing its ratio of adjusted tangible shareholders’ equity to its tangible assets to 9.0%, as required by the DFI Order. At March 31, 2012, that ratio had increased to 9.4%.

Additional information regarding the FRB Agreement and the DFI Order is set forth under the caption entitled “Capital Resources — Capital and Other Requirements under FRB Agreement and DFI Order” in Item 2 below.

3.	Earnings Per Share (“EPS”)

Basic EPS excludes dilution and is computed by dividing net income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted to common stock that would then share in our earnings. For the three months ended March 31, 2012 and 2011, 882,543 and 900,020 shares, respectively, of our common stock that were subject to stock options, and 352,444 shares of common stock subject to stock purchase warrants, were excluded from the computation of diluted earnings (loss) per common share because they were anti-dilutive.

The following table shows how we computed basic and diluted EPS for the three month periods ended March 31, 2012 and 2011.

	Three Months Ended March 31,
(Dollars in thousands, except earnings per share data)	2012	2011
Net income	$1,382	$1,680
Accumulated undeclared dividends on preferred stock	(234)	(312)

Net income allocable to common shareholders (A)	$1,148	$1,368

Weighted average outstanding shares of common stock (B)	12,396	10,435
Dilutive effect of employee stock options and warrants	33	21

Common stock and common stock equivalents (C)	12,429	10,456

Income per common share:
Basic (A/B)	$0.09	$0.13
Diluted (A/C)	$0.09	$0.13

4.	Stock-Based Employee Compensation Plans

Our shareholder-approved 2010 Equity Incentive Plan (the “2010 Plan”) provides for the grant of equity incentives, consisting of options, restricted shares and stock appreciation rights (“SARs”) to officers, other key employees and directors of the Company and the Bank. The 2010 Plan set aside, for the grant or awarding of such equity incentives, 400,000 shares of our common stock, plus an additional 158,211 shares of common stock which was equal to the total number of shares that were then available for the grant of equity incentives under our shareholder-approved 2008 and 2004 Plans (the “Previously Approved Plans”). At the same time, those 158,211 shares ceased to be issuable under the Previously Approved Plans. As a result, upon approval of the 2010 Plan by our shareholders, a total of 558,211 shares were available for the grant or awarding of equity incentives under the that plan.

Options to purchase a total of 1,234,165 shares of our common stock granted under the Previously Approved Plans were outstanding at March 31, 2012. Those plans had provided that, if any of those outstanding options were to expire or

4.	Stock-Based Employee Compensation Plans (Cont,-)

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

Stock options entitle the recipients to purchase common stock at a price per share that may not be less than 100% of the fair market value of the Company’s shares on the respective grant dates of the stock options. Restricted shares may be granted at such purchase prices and on such other terms, including restrictions and Company repurchase rights, as are fixed by the Compensation Committee at the time awards of restricted shares are granted. SARs entitle the recipient to receive a cash payment in an amount equal to the difference between the fair market value of the Company’s shares on the date of vesting and a “base price” (which, in most cases, will be equal to fair market value of the Company’s shares on the date of grant), subject to the right of the Company to make such payment in shares of its common stock at their then fair market value. Options, restricted shares and SARs may vest immediately or in installments over various periods generally ranging up to five years, subject to the recipient’s continued employment or service or the achievement of specified performance goals, as determined by the Compensation Committee at the time it grants or awards the options, the restricted shares or the SARs. Stock options and SARs may be granted for terms of up to 10 years after the date of grant, but will terminate sooner upon or shortly after a termination of service occurring prior to the expiration of the term of the option or SAR. The Company will become entitled to repurchase some or all of the unvested restricted shares, at the same price that was paid for the shares by the recipient, if any, in the event of a termination of employment or service of the holder of such shares or if any performance goals specified in the award are not satisfied prior to the vesting of those shares. To date, the Company has not granted any restricted shares or any SARs.

Under ASC 718-10, we recognize in our financial statements the fair values of the options or any restricted shares that we grant as compensation cost over their respective service periods.

The fair values of the options that were outstanding at March 31, 2012 under the 2010 Plan or the Previously Approved Plans (collectively referred to as the “Plans”) were estimated as of their respective dates of grant using the Black-Scholes option-pricing model. For additional information regarding the Company’s stock based compensation plans, refer to Note 12 – “Stock-Based Employee Compensation Plans” in the Notes to Consolidated Financial Statement included in the Company’s 2011 10-K. The table below summarizes the weighted average assumptions used to determine the fair values of the options granted during the following periods:

	Three Months Ended March 31,
	2012	2011 (1)
Assumptions with respect to:
Expected volatility	39% to 42%	—
Risk-free interest rate	1.39%	—
Expected dividends	0.26%	—
Expected term (years)	6.6% to 8.2%	—
Weighted average fair value of options granted during period	1.61	—

(1)	There were no options granted in the first quarter of 2011.

4.	Stock-Based Employee Compensation Plans (Cont,-)

The following tables summarize the stock option activity under the Plans during the three months ended March 31, 2012 and 2011, respectively.

	Number of Shares	Weighted- Average Exercise Price Per Share	Number of Shares	Weighted- Average Exercise Price Per Share
	2012		2011
Outstanding – January 1,	1,153,741	$7.35	1,177,642	$7.57
Granted	119,500	3.74	—	—
Exercised	(128)	3.40	—	—
Forfeited/Canceled	(38,948)	7.54	(1,000)	3.11

Outstanding – March 31,	1,234,165	7.03	1,176,642	7.57

Options Exercisable – March 31,	804,006	$8.84	751,180	$9.80

Options to purchase 128 share of common stock were exercised during the three months ended March 31, 2012 and 2011. The fair value of options vested during the three months ended March 31, 2012 and 2011 were $56,800 and $68,000, respectively.

The following table provides additional information regarding the vested and unvested options that were outstanding at March 31, 2012.

	Options Outstanding as of March 31, 2012				Options Exercisable as of March 31, 2012 (1)
	Vested	Unvested	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Shares	Weighted Average Exercise Price
$ 2.97 – $5.99	289,990	424,132	$3.49	8.42	289,990	$3.38
$ 6.00 – $9.99	63,300	4,800	7.34	1.39	63,300	7.38
$10.00 – $12.99	311,100	—	11.23	1.88	311,100	11.23
$13.00 – $17.99	120,116	1,227	15.09	3.39	120,116	15.10
$18.00 – $18.84	19,500	—	18.06	3.84	19,500	18.06

	804,006	430,159	$7.03	5.82	804,006	$8.84

(1)	The weighted average remaining contractual life of the options that were exercisable as of March 31, 2012 was 4.29 years.

The aggregate intrinsic values of options that were outstanding and exercisable under the Plans at March 31, 2012 and 2011 were $610,505 and $107,000, respectively.

A summary of the status of the unvested options as of December 31, 2011, and changes in the number of shares subject to and in the weighted average grant date fair values of the unvested options during the three months ended March 31, 2012, are set forth in the following table.

	Number of Shares Subject to Options	Weighted Average Grant Date Fair Value
Unvested at December 31, 2011	352,049	$1.39
Granted	119,500	1.61
Vested	(40,390)	1.42
Forfeited/Cancelled	(1,000)	1.31

Unvested at March 31, 2012	430,159	$1.48

4.	Stock-Based Employee Compensation Plans (Cont,-)

The aggregate amounts of stock based compensation expense recognized in our consolidated statements of operations for the three months ended March 31, 2012 and 2011, were $47,000 and $64,000, respectively, in each case net of taxes. At March 31, 2012, the weighted average period over which nonvested awards were expected to be recognized was 1.28 years.

The following table sets forth the compensation expense which was expected to be recognized during the periods presented below in respect of non-vested stock options outstanding at March 31, 2012:

Estimated Stock Based Compensation Expense
(Dollars in thousands)
For the years ending March 31,
2012	$221
2013	213
2014	85
2015	28
2016	12

$559

5.	Employee Benefit Plan

The Company has established a Supplemental Retirement Plan (“SERP”) for its Chief Executive Officer. The components of net periodic benefit cost for the SERP are set forth in the table below:

	Three Months Ended March 31,
(Dollars in thousands)	2012	2011
Service cost	$51	$49
Interest cost	39	35
Expected return on plan assets	0	0
Amortization of prior service cost	4	4
Amortization of net actuarial loss	(12)	1

Net periodic SERP cost	$82	$89

6.	Income Taxes

We record as a “deferred tax asset” on our balance sheet an amount equal to the tax credit and tax loss carryforwards and tax deductions (“tax benefits”) that we believe will be available to us to offset or reduce the amounts of our income taxes in future periods. Under applicable federal and state income tax laws and regulations, such tax benefits will expire if not used within specified periods of time. Accordingly, the ability to fully use our deferred tax asset depends on the amount of taxable income that we generate during those time periods. At least once each year, or more frequently, if warranted, we make estimates of future taxable income that we believe we are likely to generate during those future periods. If we conclude, on the basis of those estimates and the amount of the tax benefits available to us, that it is more likely than not that we will be able to fully utilize those tax benefits prior to their expiration, we recognize the deferred tax asset in full on our balance sheet. On the other hand, if we conclude on the basis of those estimates and the amount of the tax benefits available to us that it has become more likely than not that we will be unable to utilize those tax benefits in full prior to their expiration, then, we would establish (or increase any existing) valuation allowance to reduce the deferred tax asset on our balance sheet to the amount which we believe we are more likely than not to be able to utilize. Such a reduction is implemented by recognizing a non-cash charge that would have the effect of increasing the provision, or reducing any credit, for income taxes that we would otherwise have recorded in our statements of operations. The determination of whether and the extent to which we will be able to utilize our deferred tax asset involves significant management judgments and assumptions that are subject to period to period changes as a result of changes in tax laws on, changes in market or economic conditions that could affect our operating results or result in variances between our actual operating results and our projected operating results, as wells as other factors.

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

6.	Income Taxes (Cont,-)

At June 30, 2010 we conducted an assessment of the realizability of our remaining deferred tax asset. Based on that assessment and due, in part, to continued weakness in the economy and financial markets, we concluded that it had become more likely, than not, that we would be unable to utilize our remaining tax benefits comprising our deferred tax asset prior to their expiration. Therefore, we increased the valuation allowance against our net deferred tax asset by $10.7 million by means of a non-cash charge to income tax expense in the quarter ended June 30, 2010.

During the fourth quarter of 2011, we conducted another assessment of the realizability of our deferred tax asset, due to a strengthening of economic conditions, an improvement in the quality of our loan portfolio, as reflected in declines in loan losses and loan delinquencies, and the earnings we were generating from operations. Based on that assessment, we determined that it had become more likely, than not, that we would be able to use approximately $7.0 million of the income tax benefits comprising our deferred tax asset to offset or reduce taxes in future years. As a result we reduced, by a corresponding amount, the valuation allowance that we had previously established against our deferred tax asset, which resulted in the recognition of a non-cash income tax benefit for 2011 in the amount of $6.4 million.

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

We file income tax returns with the U.S. federal government and the state of California. As of March 31, 2012, we were subject to examination by the Internal Revenue Service with respect to our U.S. federal and Franchise Tax Board for California state income tax returns for the 2008 to 2011 tax years. We do not believe there will be any material adverse changes in our unrecognized tax benefits over the next 12 months.

Net operating losses (“NOLs”) on our U.S. federal and California state income tax returns for tax year 2010 may be carried forward twenty years. Beginning in 2012, California taxpayers may carryback losses for two years and carry them forward for twenty years, which will conform to the U.S. tax laws by 2013. We expect (although no assurance can be given) that we will generate taxable income in future years in amounts that will enable us to use the California NOL generated in prior years to reduce California taxes.

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

Fair Value Hierarchy. Under ASC 820-10, we group assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

Level 1	Valuation is based upon quoted prices for identical instruments traded in active markets.

Level 2	Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

Level 3	Valuation is generated from model-based techniques that use at least one significant assumption not observable in the market. These unobservable assumptions reflect estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flow models and similar techniques.

The following is a description of valuation methodologies used for assets and liabilities recorded at fair value.

7.	Fair Value Measurements (Cont,-)

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

The following table shows the recorded amounts of assets measured at fair value on a recurring basis.

	At March 31, 2012
	Total	Level 1	Level 2	Level 3
(Dollars in thousands)
Assets at Fair Value:
Investment securities available for sale
Mortgage backed securities issued by U.S. agencies	$36,216	—	$36,216	—
Municipal securities	471	—	471	—
Collateralized mortgage obligations issued by non-agency(1)	2,743	—	2,028	715
Asset backed securities(1)	286	—	—	286
Mutual funds	4,368	4,368	—	—

Total securities available for sale at fair value	44,084	4,368	38,715	1,001
Loans held for sale	63,033	—	63,033	—

Total assets at fair value on a recurring basis	$107,117	$4,368	$101,748	$1,001

The valuation technique used for Level 3 assets in these investment categories is a discounted cash flow. Inputs considered in determining Level 3 pricing include, the securities anticipated prepayment rates, default rates, and the loss severity given a future default. Significant increases or decreases in either of those inputs in isolation would result in a significantly lower or higher fair value measurement. In general, a change in the assumption of the probability of default is accompanied by a directionally similar change in the assumption used for the loss severity in an event of default.

For the asset backed security, the underlying issuer default probability is analyzed. These probabilities are then combined with correlation assumptions to generate 10,000 default paths using a Monte Carlo simulation. The results from each simulation path are averaged to obtain a final fundamental value and loss estimate. Recovery rates and prepayment rates are 0%. Prepayment rates are subject to change based on market conditions. There is a 50% asset correlation for issuers in the same industry and a 30% correlation for issuers in different industries.

The non-agency collateralized mortgage obligation is priced with an option adjusted discounted cash flow model with spreads based on current sector spreads. The inputs considered in determining the pricing of the security include a constant prepayment rate of 12%, a constant default rate of 2%, and loss severities of 35%.

The changes in Level 3 assets measured at fair value on a recurring basis are summarized in the following table:

Investment Securities Available for Sale
(Dollars in thousands)
Balance of recurring Level 3 instruments at January 1, 2012	$1,035
Total gains or losses (realized/unrealized):
Included in earnings-realized	—
Included in earnings-unrealized (1)	(77)
Included in other comprehensive income	2,001
Purchases	—
Sales	—
Issuances	—
Settlements	—
Transfers in and/or out of Level 3	(1,958)

Balance of Level 3 assets at March 31, 2012	$1,001

(1)	Amount reported as other than temporary impairment loss in the noninterest income portion of the Statement of Operations.

7.	Fair Value Measurements (Cont,-)

Assets Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market or that were recognized at a fair value below cost at the end of the period.

We have elected to use fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Securities available for sale are recorded at fair value on a recurring basis. Additionally, from time to time, we may be required to record at fair value other assets on a nonrecurring basis, such as loans held for investment. These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets.

Impaired Loans. ASC 820-10 applies to loans measured for impairment in accordance with ASC 310-10, Accounting by Creditors for Impairment of a Loan, including impaired loans measured at an observable market price (if available), and at the fair value of the loan’s collateral (if the loan is collateral dependent). The fair value of an impaired loan is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance for possible losses represent loans for which the fair value of the expected repayments or collateral exceeds the recorded investments in such loans. When the fair value of the collateral is based on an observable market price or a current appraised value, we record the impaired loan at Level 2. When an appraised value is not available or we determine that the fair value of the collateral is further impaired below the appraised value and there is no observable market price, we record the impaired loan at Level 3.

Foreclosed Assets. Foreclosed assets are adjusted to fair value, less estimated costs to sell, at the time the loans are transferred to foreclosed assets. Subsequently, foreclosed assets are carried at the lower of carrying value or fair value less estimated costs to sell. Fair value is determined based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, we record the foreclosed asset at Level 2. When an appraised value is not available or we determine that the fair value of the collateral is further impaired below the appraised value and there is no observable market price, we record the foreclosed asset at Level 3.

Loans Held for Sale. Loans held for sale and funded prior to December 1, 2011 are carried at the lower of cost or market value. The fair value of these loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics. As such, the Company classifies loans subjected to nonrecurring fair value adjustments as Level 2.

Information regarding assets measured at fair value on a nonrecurring basis is set forth in the table below.

	At March 31, 2012
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Assets at Fair Value:
Impaired loans	$21,854	$—	$10,771	$11,083
Loans held for sale not held at fair value	7,748	—	7,748	—
Other assets (1)	37,006	—	37,006	—

Total	$66,608	$—	$55,525	$11,083

(1)	Includes foreclosed assets

There were no transfers in or out of Level 3 measurements for nonrecurring items during the three months ended March 31, 2012.

We have elected to use fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Securities available for sale are recorded at fair value on a recurring basis. Additionally, from time to time, we may be required to record at fair value other assets on a nonrecurring basis, such as loans held for investment. These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets.

7.	Fair Value Measurements (Cont,-)

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

Loans Held for Sale (LHFS). Effective December 1, 2011, in connection with the adoption of ASU 825, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (ASU 825), the Company elected to measure, at fair value, LHFS originated or acquired on or after December 1, 2011. The remaining LHFS are carried at the lower of cost or market value. Fair value is based on quoted market prices.

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

7.	Fair Value Measurements (Cont,-)

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

Commitments to Extend Credit and Standby Letters of Credit. The fair value of commitments to extend credit and standby letters of credit, are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. These fees were not material in amount either at March 31, 2012, or December 31, 2011.

The estimated fair values and related carrying amounts of the Company’s financial instruments are as follows:

	March 31, 2012		December 31, 2011
(Dollars in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and cash equivalents	$172,511	$172,511	$96,467	$96,467
Interest-bearing deposits with financial institutions	1,553	1,553	1,423	1,423
Federal Reserve Bank and Federal Home Loan Bank stock	10,739	10,739	11,154	11,154
Securities available for sale	44,084	44,084	147,909	147,909
Mortgage loans held for sale	70,748	70,748	66,230	66,230
Loans, net	675,492	673,140	641,962	626,227
Financial Liabilities:
Noninterest bearing deposits	166,102	166,102	164,382	164,382
Interest-bearing deposits	701,960	702,404	697,665	698,797
Borrowings	54,000	54,690	49,000	58,409
Junior subordinated debentures	17,527	17,527	17,527	17,527

Fair Value Option. The following table reflects the differences between the fair value carrying amount of LHFS measured at fair value under ASU 825 and the aggregate unpaid principal amount we are contractually entitled to receive at maturity.

March 31, 2012
(Dollars in thousands)	Fair Value Carrying Amount	Aggregate Unpaid Principal	Fair Value Carrying Amount Less Aggregate Unpaid Principal
Loans held for sale reported at fair value:
Total loans	$63,033	$60,255	$2,778
Nonaccrual loans	—	—	—
Loans 90 days or more past due and still accruing	—	—	—

7.	Fair Value Measurements (Cont,-)

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

March 31, 2012
(Dollars in thousands)	Loans Held for Sale at Fair Value
Changes in fair value included in net income:
Mortgage Banking noninterest income	$1,451

8.	Investment Securities Available For Sale

The following table sets forth the major components of securities available for sale and compares the amortized costs and estimated fair market values of, and the gross unrealized gains and losses on, these securities at March 31, 2012 and December 31, 2011:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Securities available for sale at March 31, 2012:
U.S. Treasury Securities	16,999	—	(11)	16,988
Mortgage backed securities issued by U.S. Agencies(1)	19,454	17	(243)	19,228

Total	36,453	17	(254)	36,216
Municipal securities	470	1	—	471
Collateralized mortgage obligations issued by non-agency(1)	2,976	—	(233)	2,743
Asset backed securities(2)	2,247	—	(1,961)	286
Mutual funds(3)	4,368	—	—	4,368

Total Securities Available for Sale	$46,514	$18	$(2,448)	$44,084

Securities available for sale at December 31, 2011:
Mortgage-backed securities issued by US agencies	$133,859	$630	$(363)	$134,126
Municipal securities	6,389	96	(42)	6,443
Non-agency collateralized mortgage obligations	3,040	—	(455)	2,585
Asset backed securities	2,324	—	(1,944)	380
Mutual fund	4,375	—	—	4,375

Total securities available for sale	$149,987	$726	$(2,804)	$147,909

(1)	Secured by closed-end first lien 1-4 family residential mortgages.
(2)	Comprised of a security that represents an interest in a pool of trust preferred securities issued by U.S.-based banks and insurance companies
(3)	Consists primarily of mutual fund investments in closed-end first lien 1-4 family residential mortgages.

At March 31, 2012 and December 31, 2011, U.S. agencies/mortgage backed securities and collateralized mortgage obligations with an aggregate fair market value of $18 million and $12 million, respectively, were pledged to secure Federal Home Loan Bank borrowings, repurchase agreements, local agency deposits and Treasury, tax and loan accounts.

8.	Investment Securities Available For Sale (Cont.-)

The amortized cost and estimated fair values of securities available for sale at March 31, 2012 and December 31, 2011, are shown in the table below by contractual maturities and historical prepayments based on the prior twelve months of principal payments. Expected maturities will differ from contractual maturities and historical prepayments, particularly with respect to collateralized mortgage obligations, primarily because prepayment rates are affected by changes in conditions in the interest rate market and, therefore, future prepayment rates may differ from historical prepayment rates.

	At March 31, 2012 Maturing in
(Dollars in thousands)	One year or less	Over one year through five years	Over five years through ten years	Over ten Years	Total
Securities available for sale, amortized cost	$19,079	$9,328	$7,743	$10,364	$46,514
Securities available for sale, estimated fair value	19,053	9,270	7,474	8,287	44,084
Weighted average yield	0.30%	2.32%	2.27%	1.84%	1.37%

	At December 31, 2011 Maturing in
(Dollars in thousands)	One year or less	Over one year through five years	Over five years through ten years	Over ten Years	Total
Securities available for sale, amortized cost	$13,443	$44,574	$38,950	$53,020	$149,987
Securities available for sale, estimated fair value	13,388	44,353	39,087	51,081	147,909
Weighted average yield	2.15%	2.32%	2.43%	2.48%	2.39%

The Company recognized net gains on sales of securities available for sale of $698,000 net of $488,000 of taxes, on sale proceeds of $136 million during the three months ended March 31, 2012 and $11,000 on sale proceeds of $6 million, during the three months ended March 31, 2011.

The table below indicates, as of March 31, 2012, the gross unrealized losses and fair values of our investments, in thousands of dollars, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	Securities with Unrealized Loss at March 31, 2012
	Less than 12 months		12 months or more		Total
Dollars in thousands	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
US Treasury	$16,988	$(11)	$—	$—	$16,988	$(11)
Mortgage backed securities issued By U.S. Agencies	17,945	(242)	40	(1)	17,985	(243)
Municipal securities	—	—	—	—	—	—
Non-agency collateralized mortgage obligations	836	(12)	1,907	(221)	2,743	(233)
Asset backed securities	—	—	286	(1,961)	287	(1,961)

Total temporarily impaired securities	$35,769	$(265)	$2,233	$(2,183)	$38,002	$(2,448)

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

Through the impairment assessment process, we determined that the available-for-sale securities discussed below were other-than-temporarily impaired at March 31, 2012. We recorded in our consolidated statements of operations for the three month period ended March 31, 2012 impairment credit losses of $77,000 on available-for-sale securities. The OTTI related to factors other than credit losses, in the aggregate amount of $2.0 million, was recognized as other comprehensive loss in our balance sheet.

8.	Investment Securities Available For Sale (Cont.-)

The table below presents a roll-forward of OTTI where a portion attributable to non-credit related factors was recognized in other comprehensive loss for the three months ended March 31, 2012:

(Dollars in thousands)	Gross Other- Than- Temporary Impairments	Other-Than- Temporary Impairments Included in Other Comprehensive Loss	Net Other-Than Temporary Impairments Included in Retained Earnings
Balance – December 31, 2011	$(2,707)	$(2,053)	$(654)
Additions for credit losses on securities for which an OTTI was not previously recognized	(25)	52	(77)

Balance – March 31, 2012	$(2,732)	$(2,001)	$(731)

In determining the component of OTTI related to credit losses, we compare the amortized cost basis of each OTTI security to the present value of its expected cash flows, discounted using the effective interest rate implicit in the security at the date of acquisition.

As a part of our OTTI assessment process with respect to securities held for sale with unrealized losses, we consider available information about (i) the performance of the collateral underlying each such security, including credit enhancements, (ii) historical prepayment speeds, (iii) delinquency and default rates, (iv) loss severities, (v) the age or “vintage” of the security, and (vi) rating agency reports on the security. Significant judgments are required with respect to these and other factors when making a determination of the future cash flows that can be expected to be generated by the security.

Based on our OTTI assessment process, we determined that there were two different investment securities, an asset backed security and a non-agency collateralized mortgage obligation (“CMO”), in our portfolio of securities held for sale that had become or were impaired as of March 31, 2012.

Asset-Backed Securities. At March 31, 2012, we had one asset backed security in our portfolio of investment securities available for sale. This security is a multi-class, cash flow collateralized bond obligation backed by a pool of trust preferred securities issued by a diversified pool of 56 issuers which consisted of 45 U.S. depository institutions and 11 insurance companies at the time of the security’s issuance in November 2007. This security was part of a $363 million issuance. The security that we own (CUSIP 74042CAE8) in the mezzanine class B piece security had a variable interest rate of 3 month LIBOR +60 basis points and a rating of Aa2/AA by Moody’s and Fitch at the time of issuance. We purchased $3.0 million face value of this security in November 2007 at a price of 95.21% for a total purchase price of $2,856,420.

As of March 31, 2012 the amortized cost of this security was $2.2 million with a fair value of $286,000 for an approximate unrealized loss of $1.9 million. Currently, the security has a Ca rating from Moody’s and CC rating from Fitch and has experienced $47.5 million in defaults (13% of total current collateral) and $49.5 million in payment deferrals (13.7% of total current collateral) from issuance to March 31, 2012. Since June 30, 2010, the security has not paid its scheduled quarterly interest payment, and the Company has not accrued interest on this security. The Company estimates that the security could experience another $66 million in defaults before we would not receive all of its contractual cash flows. This analysis is based on the following assumptions: future default rates of 2.0%, prepayment rates of 1% until maturity, and 15% recovery of future defaults. We have recognized impairment losses in earnings with respect to this security of $77,000 for the three months ended March 31, 2012 and $52,000 for the three months ended March 31, 2011.

Non Agency CMO. Through our impairment analysis, we identified one non-agency collateralized mortgage obligation security (a “CMO”) with respect to which we recognized OTTI at March 31, 2012. This CMO is a “Super Senior Support” bond, which was originated in 2005, was then rated AAA by Standard & Poor’s and Aa1 by Moody’s, and had a credit support of 2.5% of the total balance at issuance. At March 31, 2012, the security was rated BBB and Caa3 by Standard and Poor’s and Moody’s, respectively, and was determined to have a fair value of $715,000, as compared to an amortized cost of $755,000, resulting in an unrealized loss of approximately $40,000. The CMO is collateralized by a pool of one-to-four family, fully amortizing residential first mortgage loans that bear interest at a fixed rate for approximately five years, after which they bear interest at variable rates with annual resets.

8.	Investment Securities Available For Sale (Cont.-)

At March 31, 2011, credit support underlying this CMO was approximately 5.3% and delinquencies that were 60 days or over totaled approximately 7%. Factors considered in determining that this security was impaired included the changes in the ratings of the security, the current level of subordination from other CMO classes, anticipated prepayment rates, cumulative default rates and the loss severity given a default.

Based on our impairment assessment and analysis, we recorded no impairment charge in our statement of operations for the three months ended March 31, 2012 with respect to this security. The unrealized loss on this security, of $40,000, was recognized in other comprehensive loss on our balance sheet, because we concluded that this loss was attributable to non-credit factors, such as external market conditions, the limited liquidity of the security and risks of potential additional declines in the housing market.

We have made a determination that the remainder of our securities with respect to which there were unrealized losses as of March 31, 2012 are not other-than-temporarily impaired, because we have concluded that we have the ability to continue to hold those securities until their respective fair market values increase above their respective amortized costs or, if necessary, until their respective maturities. In reaching that conclusion we considered a number of factors and other information, which included: (i) the significance of each such security, (ii) the amount of the unrealized losses attributable to each such security, (iii) our liquidity position, (iv) the impact that retention of those securities could have on our capital position and (v) our evaluation of the expected future performance of these securities (based on the criteria discussed above).

Impairment Losses on OTTI Securities	For the Year Ended March 31,
(Dollars in thousands)	2012	2011
Asset Backed Security	$77	$52
Non Agency CMO	—	—

Total impairment loss recognized in earnings	$77	$52

9.	Loans and Allowance for Loan Losses

The composition of the Company’s loan portfolio as of March 31, 2012 and December 31, 2011 was as follows:

	March 31, 2012		December 31, 2011
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial loans	$188,763	27.4	$179,305	27.2%
Commercial real estate loans – owner occupied	162,723	23.6	170,960	26.0%
Commercial real estate loans – all other	143,876	20.8	121,813	18.5%
Residential mortgage loans – multi-family	64,529	9.4	65,545	10.0%
Residential mortgage loans – single family	74,431	10.8	68,613	10.4%
Construction loans	80	—	2,120	0.3%
Land development loans	29,105	4.2	25,638	3.9%
Consumer loans	26,394	3.8	24,285	3.7%

Gross loans	689,901	100.0	658,279	100.0%

Deferred fee (income) costs, net	(775)		(690)
Allowance for loan losses	(13,634)		(15,627)

Loans, net	$675,492		$641,962

At March 31, 2012 and December 31, 2011, real estate loans of approximately $139 million and $161 million, respectively, were pledged to secure borrowings obtained from the Federal Home Loan Bank.

9.	Loans and Allowance for Loan Losses (Cont.-)

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

The ALL is first determined by analyzing all classified loans (graded as “Substandard” or “Doubtful” under our internal credit quality grading parameters — see below) on non-accrual status for loss exposure and establishing specific reserves as needed. ASC 310-10 defines loan impairment as the existence of uncertainty concerning collection of all principal and interest in accordance with the contractual terms of a loan. For collateral dependent loans, impairment is typically measured by comparing the loan amount to the fair value of collateral, less closing costs to sell, with a specific reserve established for the “shortfall” amount. Other methods can be used in estimating impairment, including market price and the present value of expected future cash flows discounted at the loan’s original interest rate.

On a quarterly basis, we utilize a classification migration model and individual loan review analytical tools as starting points for determining the adequacy of the ALL for homogenous pools of loans that are not subject to specific reserve allocations. Our loss migration analysis tracks a certain number of quarters of loan loss history and industry loss factors to determine historical losses by classification category for each loan type, except certain consumer loans. We then apply these calculated loss factors, together with a qualitative factor based on external economic factors and internal assessments, to the outstanding loan balances in each homogenous group of loans, and then, using our internal credit quality grading parameters, we grade the loans as “Pass,” “Special Mention,” “Substandard” or “Doubtful”. We also conduct individual loan review analysis, as part of the allowance for loan losses allocation process, applying specific monitoring policies and procedures in analyzing the existing loan portfolios. Set forth below is a summary of the Company’s activity in the ALL during the following periods:

	Three Months Ended March 31, 2012	Year Ended December 31, 2011
(Dollars in thousands)
Balance, beginning of period	$15,627	$18,101
Charged off loans	(1,670)	(2,736)
Recoveries on loans previously charged off	77	1,095
Provision for loan losses	(400)	(833)

Balance, end of period	$13,634	$15,627

9.	Loans and Allowance for Loan Losses (Cont,-)

Set forth below is information regarding loan balances and the related allowance for loan losses, by portfolio type, for the three months ended March 31, 2012 and the year ended December 31, 2011.

(Dollars in thousands)	Commercial	Real Estate	Construction and Land Development	Consumer and Single Family Mortgages	Total
March 31, 2012
Allowance for loan losses:
Balance at beginning of quarter	$8,908	$5,777	$316	$626	$15,627
Charge offs	(720)	(655)	(51)	(244)	(1,670)
Recoveries	73	1	0	3	77
Provision	(2,038)	1,240	0	398	(400)

Balance at end of quarter	$6,223	$6,363	$265	$783	$13,634

Allowance balance at March 31, 2012 related to:
Loans individually evaluated for impairment	$1,481	$260	$—	$—	$1,741

Loans collectively evaluated for impairment	$4,742	$6,103	$265	$783	$11,893

Loans balance at March 31, 2012:
Loans individually evaluated for impairment	$8,056	$10,827	$539	$1,231	$20,653
Loans collectively evaluated for impairment	180,707	360,301	28,646	99,594	669,247

Ending Balance	$188,763	$371,128	$29,185	$100,825	$689,901

December 31, 2011
Allowance for loan losses:
Balance at beginning of year	$10,017	$6,351	$830	$903	$18,101
Charge offs	(1,218)	(1,315)	(138)	(65)	(2,736)
Recoveries	1,067	3	—	25	1,095
Provision	(958)	738	(376)	(237)	(833)

Balance at end of year	$8,908	$5,777	$316	$626	$15,627

Allowance balance at end of year related to:
Loans individually evaluated for impairment	$1,648	$1,135	$—	$—	$2,783

Loans collectively evaluated for impairment	$7,260	$4,642	$316	$626	$12,844

Loans balance at end of year:
Loans individually evaluated for impairment	$5,140	$10,088	$2,597	$570	$18,395
Loans collectively evaluated for impairment	174,165	348,230	25,161	92,328	639,884

Ending Balance	$179,305	$358,318	$27,758	$92,898	$658,279

9.	Loans and Allowance for Loan Losses (Cont,-)

Credit Quality

The quality of the loans in the Company’s loan portfolio is assessed as a function of net credit losses and the amounts of the nonperforming assets and delinquencies that occur within our loan portfolio. These factors are an important part of our overall credit risk management process and our evaluation of the adequacy of the ALL.

The following table provides a summary of the delinquency status of loans by portfolio type:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater	Total Past Due	Current	Total Loans Outstanding	Loans >90 Days and Accruing
March 31, 2012
Commercial loans	$3,799	$0	$3,231	$7,030	$181,733	$188,763	$—
Commercial real estate loans – owner-occupied	3,237	0	2,980	6,218	156,505	162,723	—
Commercial real estate loans – all other	1,162	96	0	1,258	142,618	143,876	—
Residential mortgage loans – multi-family	—	0	0	0	64,529	64,529	—
Residential mortgage loans – single family	411	347	950	1,708	72,723	74,431	—
Construction loans	0	0	0	0	80	80	—
Land development loans	0	0	539	539	28,566	29,105	—
Consumer loans	0	0	0	0	26,394	26,394	—

Total	$8,610	$443	$7,700	$16,753	$673,148	$689,901	$—

December 31, 2011
Commercial loans	$1,877	$159	$2,021	$4,057	$175,248	$179,305	$—
Commercial real estate loans – owner occupied	—	2,016	—	2,016	168,944	170,960	—
Commercial real estate loans – all other	—	—	—	—	121,813	121,813	—
Residential mortgage loans – multi-family	—	859	—	859	64,686	65,545	—
Residential mortgage loans – single family	80	1,050	492	1,622	66,991	68,613	—
Construction loans	—	—	2,047	2,047	73	2,120	—
Land development loans	—	—	550	550	25,088	25,638	—
Consumer loans	—	—	—	—	24,285	24,285	—

Total	$1,957	$4,084	$5,110	$11,151	$647,128	$658,279	$—

As the above table indicates, total past due loans increased by $5.6 million, to $16.8 million at March 31, 2012, from $11.2 million at December 31, 2011. Loans past due 90 days or more increased by $2.6 million, to $7.7 million at March 31, 2012, from $5.1 million at December 31, 2011. The $5.6 million increase in past due loans for the quarter ended March 31, 2012 was primarily due to two commercial real estate loans of $4.4 million and two commercial loans of $2.8 million, 30-59 days delinquent, which required no charge-offs or specific reserves, as collateral was deemed adequate, which was offset by a $2.0 million construction loan transferred into other real estate owned.

9.	Loans and Allowance for Loan Losses (Cont,-)

Generally, the accrual of interest on a loan is discontinued when principal or interest payments become more than 90 days past due, unless management believes the loan is adequately collateralized and it is in the process of collection. There were no loans 90 days or more past due and still accruing interest at March 31, 2012 or December 31, 2011. In certain instances, when a loan is placed on non-accrual status, previously accrued but unpaid interest is reversed against current income. Subsequent collections of cash are applied as principal reductions when received, except when the ultimate collectability of principal is probable, in which case payments are applied to accrued and unpaid interest, which is credited to income. Non-accrual loans may be restored to accrual status when principal and interest become current and full repayment is expected.

The following table provides information, as of March 31, 2012 and December 31, 2011, with respect to loans on nonaccrual status, by portfolio type:

(Dollars in thousands)	March 31, 2012	December 31, 2011
Nonaccrual loans:
Commercial loans	$7,261	$4,702
Commercial real estate loans – owner occupied	5,492	2,016
Commercial real estate loans – all other	4,142	4,214
Residential mortgage loans – single family	1,818	570
Construction loans	—	2,047
Land development loans	539	550
Consumer loans	—	—

Total	$19,252	$14,099

9.	Loans and Allowance for Loan Losses (Cont,-)

The Company classifies its loan portfolio using internal credit quality ratings. The following table provides a summary of loans by portfolio type and the Company’s internal credit quality ratings as of March 31, 2012 and December 31, 2011, respectively.

(Dollars in thousands)	March 31, 2012	December 31, 2011	Increase (Decrease)
Pass:
Commercial loans	$158,700	$149,522	$9,178
Commercial real estate loans – owner occupied	143,551	148,380	(4,829)
Commercial real estate loans – all other	127,566	109,482	18,084
Residential mortgage loans – multi family	64,133	61,190	2,943
Residential mortgage loans – single family	72,741	66,631	6,110
Construction loans	80	73	7
Land development loans	19,949	16,758	3,191
Consumer loans	26,394	24,285	2,109

Total pass loans	$613,114	$576,321	$36,793

Special Mention:
Commercial loans	$6,660	$4,570	$2,090
Commercial real estate loans – owner occupied	—	6,826	(6,826)
Commercial real estate loans – all other	5,849	2,553	3,296
Residential mortgage loans – multi family	396	3,316	(2,920)
Residential mortgage loans – single family	347	1,014	(667)
Construction loans	—	—	—
Land development loans	8,616	8,330	286
Consumer loans	—	—	—

Total special mention loans	$21,868	$26,609	$(4,741)

Substandard:
Commercial loans	$22,755	$24,551	$(1,796)
Commercial real estate loans – owner occupied	19,172	15,754	3,418
Commercial real estate loans – all other	10,462	9,778	684
Residential mortgage loans – multi family	—	1,039	(1,039)
Residential mortgage loans – single family	1,343	968	375
Construction loans	—	2,047	(2,047)
Land development loans	539	550	(11)
Consumer loans	—	—	—

Total substandard loans	$54,271	$54,687	$(416)

Doubtful:
Commercial loans	$648	$662	$(14)
Commercial real estate loans – owner occupied	—	—	—
Commercial real estate loans – all other	—	—	—
Residential mortgage loans – multi family	—	—	—
Residential mortgage loans – single family	—	—	—
Construction loans	—	—	—
Land development loans	—	—	—
Consumer loans	—	—	—

Total doubtful loans	$648	$662	$(14)

Total Outstanding Loans, gross:	$689,901	$658,279	$31,622

9.	Loans and Allowance for Loan Losses (Cont,-)

As the above table indicates, the Company’s total loans approximated $689 million at March 31, 2012, an increase of $31.6 million from $658 million at December 31, 2011. The disaggregation of the portfolio by risk rating in the table above reflects the following changes between December 31, 2011 and March 31, 2012:

•

Loans rated “pass” increased $37 million for the quarter to $613 million at March 31, 2012, up from $576 million at December 31, 2011, due primarily to the increase in total loans outstanding of $32 million and net increase of transfers from “special mention” and “substandard” of approximately $1 million and $4 million, respectively. The economic conditions and consumer confidence in the economy contributed to loan growth and optimism.

•

The “special mention” category decreased by approximately $5 million at March 31, 2012 as compared to December 31, 2011, due primarily to the downgrading of a $6.8 million owner occupied commercial real estate loan to “substandard” which was offset by the transfer of a $2 million commercial loan to “special mention” from the “pass” category.

•

Loans classified “substandard” were $54.3 million at March 31, 2012 compared to $54.7 million at December 31, 2011. Net transfers into “substandard” were offset by a $2 million loan foreclosed in this year’s first quarter. The loans deemed impaired of $22 million were classified as “substandard” and carried $1.7 million of specific reserves.

•	The one loan classified as “doubtful” remained relatively unchanged at $648,000 at March 31, 2012.

At March 31, 2012, we reduced the ALL by $2.0 million, or 12.8%, to $13.6 million from $15.6 million at December 31, 2011. This reduction was principally due to net charge-offs of $1.6 million and a $400,000 reversal of loan loss provision in our statement of operations. The ratio of the ALL to total loans outstanding as of March 31, 2012 was 1.98% compared to 2.44% as of December 31, 2011. The reduction in the ALL was attributable to the improvement in our internal asset quality ratings, especially with respect to loans categorized as special mention, and the overall reduction in loan charge-offs since March 31, 2010, which are factors that were taken into account in our loan loss migration model.

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

The following table sets forth information regarding nonaccrual loans and restructured loans, at March 31, 2012 and December 31, 2011:

(Dollars in thousands)	March 31, 2012	December 31, 2011
Impaired loans:
Nonaccruing loans	$14,448	$9,885
Nonaccruing restructured loans	4,804	4,214
Accruing restructured loans	—	—
Accruing impaired loans	2,602	4,296

Total impaired loans	$21,854	$18,395

Impaired loans less than 90 days delinquent and included in total impaired loans	$14,153	$13,285

9.	Loans and Allowance for Loan Losses (Cont,-)

The table below contains additional information with respect to impaired loans, by portfolio type, for the periods ended March 31, 2012 and December 31, 2011:

	Recorded Investment	Unpaid Principal Balance	Related Allowance (1)	Average Recorded Investment	Interest Income Recognized
(Dollars in thousands)
March 31, 2012
With no related allowance recorded:
Commercial loans	$5,558	$6,811	$—	$2,527	$3
Commercial real estate loans – owner occupied	5,491	5,972	—	5,994	—
Commercial real estate loans – all other	727	859	—	3,602	—
Residential mortgage loans – multi-family	—	—	—	45	—
Residential mortgage loans – single family	1,568	1,702	—	1,001	6
Construction loans	—	—	—	512	—
Land development loans	539	554	—	767	—
Consumer loans	—	—	—	—	—
With an allowance recorded:
Commercial loans	$3,829	$3,842	$1,481	$2,415	$28
Commercial real estate loans – owner occupied	—	—	—	965	—
Commercial real estate loans – all other	4,142	4,795	260	6,733	—
Residential mortgage loans – multi-family	—	—	—	45	—
Residential mortgage loans – single family	—	—	—	161	—
Construction loans	—	—	—	1,058	—
Land development loans	—	—	—	—	—
Consumer loans	—	—	—	—	—
Total:
Commercial loans	$9,387	$10,653	$1,481	$4,942	$31
Commercial real estate loans – owner occupied	5,491	5,972	—	5,994	—
Commercial real estate loans – all other	4,869	5,654	260	10,335	—
Residential mortgage loans – multi-family	—	—	—	90	—
Residential mortgage loans – single family	1,568	1,702	—	1,001	6
Construction loans	—	—	—	1,570	—
Land development loans	539	554	—	767	—
Consumer loans	—	—	—	—	—

9.	Loans and Allowance for Loan Losses (Cont,-)

	Recorded Investment	Unpaid Principal Balance	Related Allowance (1)	Average Recorded Investment	Interest Income Recognized
(Dollars in thousands)
December 31, 2011
2011 With no related allowance recorded:
Commercial loans	$1,636	$2,361	$—	$1,395	$38
Commercial real estate loans – owner occupied	3,583	3,583	—	4,621	340
Commercial real estate loans – all other	96	96	—	3,420	3
Residential mortgage loans – multi-family	—	—	—	—	—
Residential mortgage loans – single family	570	581	—	790	15
Construction loans	2,047	2,215	—	621	—
Land development loans	550	554	—	632	11
Consumer loans	—	—	—	32	—
2011 With an allowance recorded:
Commercial loans	$3,503	$3,527	$1,648	$1,722	$203
Commercial real estate loans – owner occupied	2,016	2,016	659	3,015	48
Commercial real estate loans – all other	4,214	4,818	347	9,281	—
Residential mortgage loans – multi-family	180	180	129	45	14
Residential mortgage loans – single family	—	—	—	273	—
Construction loans	—	—	—	1,604	—
Land development loans	—	—	—	—	—
Consumer loans	—	—	—	—	—
2011 Total:
Commercial loans	$5,139	$5,888	$1,648	$3,117	$241
Commercial real estate loans – owner occupied	5,599	5,599	659	7,636	388
Commercial real estate loans – all other	4,310	4,914	347	12,701	3
Residential mortgage loans – multi-family	180	180	129	45	14
Residential mortgage loans – single family	570	581	—	1,063	15
Construction loans	2,047	2,215	—	2,225	—
Land development loans	550	554	—	632	11
Consumer loans	—	—	—	32	—

(1)	When the discounted cash flows and collateral value or market price equals or exceeds the recorded investment in the loan, then the loan does not require an allowance. This typically occurs when the impaired loans have been partially charged-off and/or there have been interest payments received and applied to the loan balance.

The allowance for loan losses at March 31, 2012 included $1.7 million of reserves set aside for $21.8 million of impaired loans, as compared to $2.8 million of reserves that had been set aside for $18.4 million of impaired loans at December 31, 2011. At March 31, 2012 and December 31, 2011 there were impaired loans of $13.9 million and $8.5 million, respectively, for which no specific reserves were allocated because these loans, in our judgment, were sufficiently collateralized. Of the impaired loans at March 31, 2012 for which no specific reserves were allocated, $11.7 million had been deemed impaired in prior quarters and the deficiency was charged off during the quarter the loans were deemed impaired.

We had average investments in impaired loans of $25.8 million and $27.5 million for the period ended March 31, 2012 and December 31, 2011, respectively. The interest that would have been earned, in the first quarter of 2012, had the impaired loans remained current in accordance with their original terms was $37,000.

9.	Loans and Allowance for Loan Losses (Cont,-)

Troubled Debt Restructurings

Pursuant to FASB’s Accounting Standard Update No. 2011-02, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring (“ASU No. 2011-02”), the Bank’s troubled debt restructured loans (“TDRs”) totaled $4.8 million as of March 31, 2012. The restructured loans represent financing receivables modified for the purpose of alleviating temporary impairments to the borrowers’ financial condition. The modifications that the Bank has extended to borrowers have come in the forms of changes in amortization terms, reductions in interest rates, interest only payments and, in limited cases, concessions to outstanding loan balances. Workout plans between borrowers and the Bank are designed to provide a bridge for cash flow shortfalls in the near term. As a borrower works through the near term issues, in most cases, the original contractual terms will be reinstated.

Nonperforming troubled debt restructurings totaled $4.8 million at March 31, 2012 compared to $4.2 million at December 31, 2011. The increase was due to adding two commercial loans totaling $662,000 to nonperforming TDR status. The modification to one of the newly added commercial loan TDR’s required the Bank to charge-off $155,000 during the first quarter 2012. The modified loans are all classified as substandard. The commercial real estate loan matures in the year 2015 and the two commercial loans modified have maturity dates within one year.

	March 31, 2012
(Dollars in thousands)	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment	End of Period Balance
Nonperforming
Commercial real estate – all other	1	4,942	4,818	4,142
Commercial loans	2	817	662	662

Total Troubled Debt Restructurings	3	$5,759	$5,480	$4,804

	December 31, 2011
	Number of loans	Pre- Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment	End of Period Balance
Nonperforming
Commercial real estate-all other	1	4,942	4,818	4,214

Total troubled debt restructurings	1	$4,942	$4,818	$4,214

10.	Shareholder’s Equity

During the three months ended March 31, 2012, the remaining 11,000 outstanding shares of Series A Convertible Preferred Stock (the “Series A Shares”) were converted, at a conversion price of $7.65 per common share, into a total of 143,790 shares of our common stock. At the same time we issued to the holders of those Series A Shares a total of 37,272 additional shares of common stock in payment of the unpaid dividends that had accumulated on their Series A Shares.

The Series A Shares were sold by the Company in a private placement, that commenced in 2009 and was completed in 2010, of 126,500 Series A Shares, raising gross proceeds of $12,655,000. The holders of 115,500 of the Series A Shares were converted, at $7.65 per common share, during the third quarter of 2011 into a total of 1,510,238 shares of our common stock. At the same time we issued to those Series A holders a total of 328,100 additional shares of common stock in lieu of payment in cash of the unpaid dividends that had accumulated on the Series A Shares.

On August 26, 2011, we sold to institutional investors a total of 112,000 shares of a newly created Series B Convertible 8.4% Noncumulative Preferred Stock (the “Series B Shares”), at a price of $100.00 per share in cash, generating aggregate gross proceeds to the Company of $11.2 million.

11.	Subsequent Events

On April 20, 2012 we sold to institutional investors a total of 4,201,278 shares of our common stock at $6.26 per share, generating aggregate gross proceeds to the Company of $26.3 million.

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

The following discussion presents information about (i) our consolidated results of operations for the three months ended March 31, 2012 and comparisons of those results with the results of operations for the corresponding three month periods of 2011, and (ii) our consolidated financial condition, liquidity and capital resources at March 31, 2012. The information in the following discussion should be read in conjunction with our interim consolidated financial statements and the notes thereto included elsewhere in this Report.

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

Many of those risks and uncertainties are discussed in the Section entitled “Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 10-K”) that we filed with the SEC on February 27, 2012. We urge you to read the risk factors contained in that Annual Report on Form 10-K in conjunction with your review of the following discussion and analysis of our results of operations for the three months ended, and our financial condition at, March 31, 2012.

Due to the risks and uncertainties we face, readers are cautioned not to place undue reliance on the forward-looking statements contained in this Report, which speak only as of the date of this Report, or to make predictions about future performance based solely on historical financial performance. We also disclaim any obligation to update forward-looking statements contained in this Report or in our 2011 10-K, except as may otherwise be required by law or NASDAQ rules.

Overview of Operating Results in the Three Months Ended March 31, 2012

The following table provides comparative information with respect to our results of operations for the three month periods ended March 31, 2012 and 2011, respectively.

	Three Months Ended March 31,
	2012	2011	2012 vs. 2011
	Amount	Amount	% Change
	(Dollars in thousands, except per share data)
Interest income	$10,310	$11,461	(10.0)%
Interest expense	2,295	2,855	(19.6)%

Net interest income	8,015	8,606	(6.9)%
Provision for loan losses	(400)	—	N/M

Net interest income after provision for loan losses	8,415	8,606	(2.2)%

Noninterest income	6,027	1,358	343.8%

Noninterest expense	12,237	8,284	47.8%

Income before income taxes	2,205	1,680	31.3%
Income tax expense	823	—	N/M

Net income	1,382	1,680	(17.7)%
Accumulated undeclared dividends on preferred stock	(234)	(312)	26.0%

Net income allocable to common shareholders	$1,148	$1,368	(16.17)%

Net income per common share
Basic	$0.09	$0.13	(30.8)%
Diluted	$0.09	$0.13	(30.8)%
Weighted average number of shares outstanding
Basic	12,396,367	10,434,665	18.8%
Diluted	12,428,949	10,456,249	18.9%

As the above table indicates, pretax income in the three months ended March 31, 2012 increased by $525,000, or 31%, to $2.2 million, from nearly $1.7 million in the same three months of 2011, due primarily to a $4.7 million, or 344%, increase in noninterest income, as compared to noninterest income in the first three months of 2011. The increase in noninterest income more than offset a $591,000, or 7%, decline in net interest income, and a $4.0 million, or 48%, increase in noninterest expense.

Net income in the three months ended March 31, 2012 declined by $298,000, or nearly 18%, to nearly $1.4 million, from nearly $1.7 million in the same three months of 2011, as a result of a $823,000 provision that we made for income taxes. By contrast we did not make any provision for income taxes in the three months ended March 31, 2011, as taxes were offset by a reduction in the allowance we had established in prior years against our deferred tax asset.

Net income per diluted share of common stock decreased to $0.09 in the first three months of 2012, from $0.13 per diluted share in the same three months of 2011, due in part to a nearly 19% increase in the weighted average number of common shares outstanding during this year’s first quarter, as compared to the first quarter of 2011.

The increase in noninterest income in the three months ended March 31, 2012, was primarily attributable to (i) a $3.7 million, or 440%, increase in mortgage banking revenue (inclusive of gains on sales of mortgage loans), as a result of the growth of our mortgage banking business and (ii) $1.2 million of net gains on sales of securities available for sale.

The decrease in net interest income in the first quarter of 2012 was due to a $1.2 million, or 10%, reduction in interest income, which was partially offset by a $560,000, or 20%, decrease in interest expense. The reduction in interest income reflects the continued weakness in the economy and a further lowering in interest rates due to the monetary policies adopted by the Federal Reserve Board in an effort to stimulate the economy, and a decrease in the volume of securities available for sale. The reduction in interest expense was primarily attributable to a decline in rates at which we paid interest on our deposit accounts and a $66 million reduction in Federal Home Loan Bank (“FHLB”) borrowings during the 12 months ended March 31, 2012.

The increase in noninterest expense in this year’s first quarter was due primarily to (i) the growth of our mortgage banking business, as we added mortgage personnel and incurred higher marketing, business development and other costs to increase the volume of mortgage loan originations and (ii) $1.7 million of write downs in the carrying values of other real estate owned (“OREO”).

The following table indicates the impact that the decreases in net interest income and in net income, in this year’s first quarter, had on our net interest margin and certain other financial performance ratios:

	Three Months Ended March 31,
	2012	2011
Net interest margin (1)(2)	3.34%	3.60%
Return on average assets (1)	0.54%	0.67%
Return on average shareholders’ equity(1)	6.28%	10.72%

(1)	Annualized.
(2)	Net interest income expressed as a percentage of total average interest earning assets.

Recent Developments

On April 20, 2012, we sold to Carpenter Community Bancfund, LP and Carpenter Community Bancfund-A, LP (the “Carpenter Funds”) a total of 4,201,278 shares of our common stock, at $6.26 per share in cash, generating aggregate gross proceeds to the Company of $26.3 million. The per share sales price, which was equal to the book value of our shares of common stock as of December 31, 2011, represented approximately a 17% premium over the $5.36 closing bid price of our common stock on the day before the sale was consummated. The sale of these shares will result in an increase of approximately 28% in our shareholders equity. At the same time, due to the resulting increase of approximately 25% in the number of shares of our common stock that are outstanding, the sale of the shares will cause a decrease in our income per share until such time as we are able to fully deploy the proceeds from that sale into interest earning assets and in our mortgage banking business. Those effects are not reflected in our financial statements for this year’s first quarter, however, because that sale occurred after March 31, 2012.

As a result of the purchase by the Carpenter Funds of those shares of common stock, and an earlier purchase by the Carpenter Funds of $3.7 million of our Series B Convertible 8.4% Preferred Stock, the Carpenter Funds have become our largest shareholder, owning shares of preferred and common stock which represent approximately 26% of the Company’s outstanding voting securities.

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

Our critical accounting policies consist of the accounting policies and practices we follow in determining (i) the sufficiency of the allowance we establish for loan losses; (ii) the fair values of our investment securities that we hold for sale, and (iii) the amount of our deferred tax asset, consisting primarily of tax loss carryforwards and tax credits that we believe will be able to use to offset income taxes in future periods. There were no significant changes in the Company’s critical accounting policies or their application during the three months ended March 31, 2012, as compared to our critical accounting policies in effect as of December 31, 2011. Information regarding our critical accounting policies in effect as of December 31, 2011 is contained in the sections captioned “Critical Accounting Policies” and “Allowance for Loan Losses” in Item 7, entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our 2011 10-K which we filed with the SEC on February 27, 2012 and readers of this report are urged to read those sections of that 10-K.

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

The following table sets forth our interest income, interest expense and net interest income (in thousands of dollars) and our net interest margin for the three months ended March 31, 2012 and 2011, respectively:

	Three Months Ended March 31,
	Amount	Amount	Percentage Change
	2012	2011	2012 vs. 2011
Interest income	$10,310	$11,461	(10.0)%
Interest expense	2,295	2,855	(19.6)%

Net interest income	$8,015	$8,606	(6.9)%

Net interest margin	3.34%	3.60%

Our net interest income decreased by $591,000, or 6.9%, in the first quarter 2012, as compared to the same quarter of 2011, due primarily to a $1.2 million, or 10.0%, decrease in interest income in the three months ended March 31, 2012, partially offset by a $560,000, or 19.6%, decrease in interest expense.

The decrease in interest income in the three months ended March 31, 2012 was primarily attributable to (i) continuing weakness in loan demand during 2011, which is reflected in a decline in average loans outstanding at March 31, 2012, as compared to March 31, 2011, (ii) Federal Reserve Board reductions in interest rates, which reduced the yields that we were able to realize on our loans and investments, and (iii) sales of and a resulting $37 million reduction in the average volume of securities available for sale in the first quarter of 2011. As a result, the average interest rate we earned on interest-bearing assets decreased to 4.31% in the first quarter of 2012, from 4.79%, in the same quarter of 2011.

The decrease in interest expense was primarily attributable to decreases in the rates of interest we elected to pay on time certificates of deposit, which resulted as well in a decline in those deposits, and a reduction during the 12 months ended March 31, 2012 in FHLB borrowings as compared to the 12 months ended March 31, 2011.

Due primarily to the decrease in interest income, our net interest margin decreased by 25 basis points to 3.34% in the three months ended March 31, 2012 from 3.60% in the same three months of 2011.

Average Balances

Information Regarding Average Assets and Average Liabilities

The following table sets forth information regarding our average balance sheet, yields on interest earning assets, interest expense on interest-bearing liabilities, the interest rate spread and the interest rate margin for the three months ended March 31, 2012 and 2011.

	Three Months Ended March 31,
	2012			2011
(Dollars in thousands)	Average Balance	Interest Earned/Paid	Average Yield/Rate	Average Balance	Interest Earned/Paid	Average Yield/Rate
Interest earning assets:
Short-term investments (1)	$87,474	$55	0.25%	$41,833	$26	0.25%
Securities available for sale and stock (2)	151,612	877	2.32%	188,455	1,273	2.74%
Loans (3)	724,621	9,378	5.19%	739,169	10,162	5.58%

Total earning assets	963,707	10,310	4.31%	969,457	11,461	4.79%
Noninterest earning assets	59,035			46,307

Total Assets	$1,022,742			$1,015,764

Interest-bearing liabilities:
Interest-bearing checking accounts	$29,005	21	0.29%	$27,459	24	0.35%
Money market and savings accounts	177,357	386	0.87%	139,395	312	0.91%
Certificates of deposit	496,768	1,644	1.33%	497,246	2,161	1.76%
Other borrowings	43,346	107	0.99%	108,633	223	0.83%
Junior subordinated debentures	17,682	137	3.11%	17,682	135	3.10%

Total interest-bearing liabilities	764,158	2,295	1.20%	790,415	2,855	1.46%

Noninterest-bearing liabilities	170,052			161,796

Total Liabilities	934,210			952,211
Shareholders’ equity	88,532			63,553

Total Liabilities and Shareholders’ Equity	$1,022,742			$1,015,764

Net interest income		$8,015			$8,606

Interest rate spread			3.11%			3.33%

Net interest margin			3.34%			3.60%

(1)	Short-term investments consist of federal funds sold and interest bearing deposits with financial institutions that we maintain at other financial institutions.
(2)	Stock consists of Federal Home Loan Bank Stock and Federal Reserve Bank Stock.
(3)	Loans include the average balance of nonaccrual loans.

The following table sets forth, in thousands of dollars, the changes in our interest income, including loan fees, and interest expense in the three months ended March 31, 2012, as compared to the same period of 2011, and the extent to which those changes were attributable to changes in (i) the volumes of or in the rates of interest earned on interest-earning assets and (ii) the volumes of or the rates of interest paid on our interest-bearing liabilities.

	Three Months Ended March 31, 2012 vs. 2011
	Increase (Decrease) due to:
	Volume	Rate	Total
Interest income:
Short term investments (1)	$29	$—	$29
Securities available for sale and stock (2)	(222)	(174)	(396)
Loans	(174)	(610)	(784)

Total earning assets	(367)	(784)	(1,151)
Interest expense
Interest bearing checking accounts	1	(4)	(3)
Money market and savings accounts	86	(12)	74
Certificates of deposit	(2)	(515)	(517)
Borrowings	(153)	37	(116)
Junior subordinated debentures	—	2	2

Total interest bearing liabilities	(68)	(492)	(560)

Net interest income	$(299)	$(292)	$(591)

(1)	Short-term investments consist of federal funds sold and interest bearing deposits with financial institutions.
(2)	Stock consists of Federal Home Loan Bank Stock and Federal Reserve Bank Stock.

Provision for Loan Losses

Like virtually all banks and other financial institutions, we follow the practice of maintaining reserves to provide for possible loan losses that occur in banking. When it is determined that the payment in full of a loan has become unlikely, the carrying value of the loan is reduced (“written down”) to what management believes is its realizable value or, if it is determined that a loan no longer has any realizable value, the carrying value of the loan is written off in its entirety (a loan “charge-off”). Loan charge-offs and write-downs are charged against an allowance for loan losses (the “Allowance for Loan Losses” or the “ALL”) which at March 31, 2012 totaled $13.6 million. The amount of the ALL is increased periodically (i) to replenish the ALL after it has been reduced due to loan write-downs or charge-offs, (ii) to reflect increases in the volume of outstanding loans, and (iii) to take account of changes in the risk of potential loan losses due to a deterioration in the condition of borrowers or in the value of property securing non–performing loans or adverse changes in economic conditions. See “—Financial Condition—Nonperforming Loans and the Allowance for Loan Losses” below in this Item 2. Increases in the ALL are made through a charge, recorded as an expense in the statement of operations, referred to as the “provision for loan losses.” Recoveries of loans previously charged-off are added back to and, therefore, to that extent increase the ALL and reduce the amount of the provision for loan losses that might otherwise have had to be made to replenish or increase the ALL.

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

During the three months ended March 31, 2012, we charged off $1.6 million of non-performing loans against the ALL. Notwithstanding those charge-offs, based on the methodologies we employ to determine the sufficiency of the ALL, we concluded that it was not necessary to replenish the ALL and also concluded that we could further reduce the ALL by $400,000, which is reflected as a reversal of loan loss provision in our statement of operations for the quarter ended March 31, 2012. As a result, the ALL totaled $13.6 million and 1.98% of total loans outstanding at March 31, 2012. By comparison, the ALL totaled $15.6 million and represented 2.44% of total loans outstanding at December 31, 2011. Our decision to reduce the ALL was predicated on a number of factors, including an improvement in the quality of the loans in our loan portfolio, determined in accordance with methodologies we use for measuring asset quality, and an overall reduction in the charge-off loans since March 31, 2010.

In the first quarter of 2011, we recorded $265,000 of net recoveries of previously charged-off loans, which were added back to the ALL. As a result of those recoveries, we did not make any provision for loan losses for that quarter. At March 31, 2011, the ratio of the ALL to total loans then outstanding was 2.56%.

Noninterest Income

The following table identifies the components of and the percentage changes in noninterest income in the three months ended March 31, 2012, as compared to the same period of 2011:

	Three Months Ended March 31,
	Amounts		Percent Change
(Dollars in thousands)	2012	2011	2012 vs. 2011
Total other-than-temporary impairment of securities	$(25)	$41	0
Portion of other-than-temporary impairment losses recognized in other comprehensive loss	52	93	0%

Net impairment loss recognized in earnings	(77)	(52)	(48.1)%
Service fees on deposits and other banking services	233	273	(14.7)%
Mortgage banking (including net gains on sales of loans held for sale)	4,531	839	440.1%
Net gains on sale of securities available for sale	1,186	11	N/M
Net gain on sale of other real estate owned	(19)	107	N/M
Other	173	180	(3.9)%

Total noninterest income	$6,027	$1,358	343.8%

As the table above indicates, the increase in noninterest income in the three months ended March 31, 2012, as compared to the same period in 2011, was primarily attributable to a $3.7 million, or 440.1% increase in revenue generated by our mortgage banking division, and an increase of nearly $1.2 million in net gains on sale of securities available for sale.

The increase in mortgage banking revenue in the three months ended March 31, 2012 was primarily attributable to an approximately 165% increase in the dollar volume of loan originations during that quarter as compared to same three months of 2011. That increase resulted primarily from the addition of mortgage loan personnel and the implementation of marketing and business development programs by the mortgage loan division. The increase in the net gains on sales of securities was attributable to our sale of approximately $135 million of such securities the three months ended March 31, 2012, the net proceeds from which enabled us to fund a reduction in FHLB borrowings and to reduce the volume of higher-priced certificates of deposit.

Noninterest Expense

The following table compares the amounts of the principal components of noninterest expense in the three months ended March 31, 2012 and 2011.

	Three Months Ended March 31,
	Amounts		Percentage Change
(Dollars in thousands)	2012	2011	2012 vs. 2011
Salaries and employee benefits	$5,617	$3,977	41.2%
Occupancy	652	630	3.5%
Equipment and depreciation	398	357	11.5%
Data processing	195	163	19.6%
FDIC expense	614	802	(23.4)%
Other real estate owned expense	1,824	374	387.7%
Professional fees	1,226	961	27.6%
Mortgage related loan expense	318	103	208.7%
Provision for contingencies	339	—	N/M
Other operating expense (1)	1,054	917	14.9%

Total noninterest expense	$12,237	$8,284	47.7%

(1)	Other operating expenses primarily consist of telephone, advertising, and investor relations, charges for promotional, business development, and regulatory expenses, insurance premiums and correspondent bank fees.

The increase in noninterest expense in this year’s first quarter was due primarily to (i) the growth of our mortgage banking business, as we added mortgage personnel and incurred higher marketing, business development and other costs to increase the volume of mortgage loan originations and (ii) $1.7 million of write downs in the carrying values of other real owned (“OREO”) to their respective fair values. Also contributing to the increase were a $215,000 increase in mortgage loan origination costs, such as the costs of appraisals, which resulted from the increase in mortgage loans that we originated in this year’s first quarter, as compared to the same quarter of 2011, and a $265,000 increase in professional fees consisting primarily of legal fees and expenses incurred in connection with the collection and foreclosures of non-performing loans and loan restructurings and pending litigation.

A measure of our ability to control noninterest expense is our efficiency ratio, which is the ratio of noninterest expense to net revenue (net interest income plus noninterest income). As a general rule, a lower efficiency ratio indicates an ability to generate increased revenue without a commensurate increase in the staffing and equipment and third party services and, therefore, would be indicative of greater operational efficiencies. Due to the increase in noninterest expense, largely attributable to the growth of our mortgage division, our efficiency ratio increased to 87.2% in the three months ended March 31, 2012 from 83.1% in the corresponding three month period of 2011.

Provision for Income Tax

In the three months ended March 31, 2012, we recorded income tax expense of $823,000, which represents an effective tax rate of 37%. By comparison, notwithstanding the nearly $1.7 million in pre-tax income that we generated in the first quarter of 2011, we did not record a provision for income taxes, because we were able to reduce a portion of the valuation allowance we had established in prior years against our deferred tax asset, which had the effect of offsetting the provision for income taxes we would other have had to record for the first quarter of 2011.

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

The table below sets forth information concerning our rate sensitive assets and liabilities at March 31, 2012. The assets and liabilities are classified by the earlier of maturity or repricing dates in accordance with their contractual terms. As described above, certain shortcomings are inherent in the method of analysis presented in this table.

(Dollars in thousands)	Three Months or Less	Over Three Through Twelve Months	Over One Year Through Five Years	Over Five Years	Non- Interest- Bearing	Total
Assets
Interest-bearing time deposits in other financial institutions	$1,075	$478	$—	$—	$—	$1,553
Investment in unconsolidated trust subsidiaries		—	—	682	—	682
Securities available for sale	24,981	3,872	11,705	3,526	—	44,084
Federal Reserve Bank and Federal Home Loan Bank stock	10,739	—	—	—	—	10,739
Interest bearing deposits with financial institutions	159,997	—	—	—	—	159,997
Loans held for sale, at fair value	70,748	—	—	—	—	70,748
Loans, gross	274,762	97,864	255,068	61,432	—	689,126
Noninterest earning assets, net	—	—	—	—	60,886	60,886

Total assets	$542,302	$102,214	$266,773	$65,640	$60,886	$1,037,815

Liabilities and Shareholders’ Equity
Noninterest-bearing deposits	$—	$—	$—	$—	$166,102	$166,102
Interest-bearing deposits (1) (2)	295,798	310,452	95,710	—	—	701,960
Borrowings	—	24,000	30,000	—	—	54,000
Junior subordinated debentures	17,527	—	—	—	—	17,527
Other liabilities	—	—	—	—	10,570	10,570
Shareholders’ equity	—	—	—	—	87,656	87,656

Total liabilities and shareholders’ equity	$313,325	$334,452	$125,710	$—	$264,328	$1,037,815

Interest rate sensitivity gap	$228,977	$(232,238)	$141,063	$65,640	$(203,442)

Cumulative interest rate sensitivity gap	$228,977	$(3,261)	$137,802	$203,442

Cumulative % of rate sensitive assets in maturity period	52%	62%	88%	94%	100%

Rate sensitive assets to rate sensitive liabilities and shareholders’ equity	173%	31%	212%	N/A	23%

Cumulative ratio	173%	99%	118%	126%	100%

(1)	Excludes savings accounts that we maintain at the Bank totaling $3.0 million.
(2)	Excludes a $250,000 certificate of deposit issued to us by the Bank, which matures January 2013.

At March 31, 2012, our rate sensitive balance sheet was shown to be in a negative twelve-month gap position. This would imply that our net interest margin would decrease in the short-term if interest rates were to rise and would increase in the short-term if interest rates were to fall. However, as noted above, the extent to which our net interest margin will be impacted by changes in prevailing interests rates will depend on a number of factors, including how quickly rate sensitive assets and liabilities react to interest rate changes, the mix of our interest earning assets (loans versus other lower yielding interest earning assets, such as securities or federal funds sold) and the mix of our interest bearing deposits (between, for example, lower interest core deposits and higher cost time certificates of deposit) and our other interest-bearing liabilities.

Financial Condition

Assets

Our consolidated assets totaled $1.038 billion at March 31, 2012, which represents a $13 million increase from our total consolidated assets of $1.025 billion at December 31, 2011.

The following table sets forth the composition of our interest-earning assets (in thousands of dollars) at:

	March 31, 2012	December 31, 2011
Interest-bearing deposits with financial institutions (1)	$159,997	$86,177
Interest-bearing time deposits with financial institutions	1,553	1,423
Federal Reserve Bank and Federal Home Loan Bank Stock, at cost	10,739	11,154
Securities available for sale, at fair value	44,084	147,909
Loans held for sale, at lower of cost or market	70,748	66,230
Loans (net of allowances of $13,634 and $15,627, respectively)	675,492	641,962

(1)	Includes interest-earning balances maintained at the Federal Reserve Bank of San Francisco.

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

	Three Months Ended
	March 31, 2012	March 31, 2011
(Dollars in thousands)
Single family mortgage loans funded	$144,236	$56,804
Single family mortgage loan sales	135,648	49,164
Loans held for sale(1)	70,748	19,260

(1)	Includes $63.0 million of mortgage loans carried at fair value at March 31, 2012.

Loans held for sale (“LHFS”) that were originated prior to December 1, 2011 are carried at the lower of aggregate cost or market. Effective December 1, 2011, in connection with the adoption of ASU 825, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (ASU 825), the Company elected to measure, at fair value, LHFS originated on or after December 1, 2011. Fair values of LHFS are based on quoted market prices. Gains and losses on LHFS at fair value are, respectively, added to or charged against noninterest income from mortgage banking. Loan origination costs related to LHFS for which we elect the fair value option are recognized in noninterest expense when incurred.

Net unrealized losses, if any, on loans carried at the lower of aggregate cost or market, would be recognized through a valuation allowance established by a charge to income. Loan origination costs for LHFS carried at the lower of cost or market are capitalized as part of the carrying amount of the loans and recognized as a reduction of mortgage banking income upon the sale of such loans.

As of December 31, 2011, loans held for sale included $41.5 million of loans with interest rate lock commitments providing a hedge to interest rates and $7 million of loans with expired rate locks. The rate locks are obtained for specific time frames and, on their expiration are generally renewed with investors for an incremental charge.

During the first quarter of 2012, we began selling a portion of our mortgage loan production directly to secondary market investors on a “mandatory commitment” basis, agreeing to sell a specified dollar amount of mortgage loans at an agreed-upon price within a specified timeframe in order to avail ourselves of more favorable pricing on loan sales to investors. In order to mitigate interest rate risk on loans subject to mandatory commitments, when we lock the interest rate for the borrowers on those loans prior to funding, we lock the price to sell the loans to investors in a mandatory commitment and enter into a mortgaged backed to-be-announced (“TBA”) security. The mandatory commitment and the TBA security act as a hedge against market interest rate movements between the time the interest rate is locked and the loan is funded and sold in the secondary market.

TBA securities are deemed to be derivatives and involve off-balance sheet financial risk. The contractual or notional amounts of the TBA securities are tied to our loan origination volume. We bear a financial risk from such securities for the unrealized fair valuation gains or losses on such securities which are recorded in the consolidated balance sheets. These gains or losses depend upon the value of the underlying financial instruments and are affected by market changes in interest rates.

TBA securities contain credit risk for us to the extent that the institutional counterparties may be unable to meet the terms of the agreements. We control counterparty credit risk by using multiple counterparties and limiting them to major financial institutions with investment grade credit ratings. In addition, we regularly monitor the potential risk of loss with any one party. We also work with a third-party firm which assists us in placing TBA transactions, documenting such transactions, and providing information for bookkeeping and accounting purposes.

We recorded a fair value gain of $34,000 on a notional $58 million in TBA security as of March 31, 2012. No gains or losses on such securities were recorded in the quarter ended March 31, 2011. All of our TBA securities outstanding at March 31, 2012 were short-term in nature with maturities of three months or less.

During the first quarter of 2012, we began selling a portion of our mortgage loan production directly to the Federal Home Loan Mortgage Corporation (“Freddie Mac”) on a “mandatory commitment” basis in order to avail ourselves of more favorable pricing on loan sales to Freddie Mac. We also began issuing Government National Mortgage Association (“Ginnie Mae”) securities, and we were approved to sell loans directly to the Federal National Mortgage Association (“Fannie Mae”), both of which will result in an increase in our use of mandatory commitments and TBA securities in the coming quarters. The majority of our mortgage loan originations are eligible for sale to Fannie Mae or Freddie Mac or for Ginnie Mae securities issuances. We believe that having the ability to sell loans directly to these agencies and issue Ginnie Mae securities gives us an advantage in the overall mortgage origination market with regard to products and pricing.

Loans

The following table sets forth the composition, by loan category, of our loan portfolio at March 31, 2012 and December 31, 2011, respectively:

	March 31, 2012		December 31, 2011
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial loans	$188,763	27.4	$179,305	27.2%
Commercial real estate loans – owner occupied	162,723	23.6	170,960	26.0%
Commercial real estate loans – all other	143,876	20.8	121,813	18.5%
Residential mortgage loans – multi-family	64,529	9.4	65,545	10.0%
Residential mortgage loans – single-family	74,431	10.8	68,613	10.4%
Construction loans	80	—	2,120	0.3%
Land development loans	29,105	4.2	25,638	3.9%
Consumer loans	26,394	3.8	24,285	3.7%

Gross loans	689,901	100.0	658,279	100.0%

Deferred fee (income) costs, net	(775)		(690)
Allowance for loan losses	(13,634)		(15,627)

Loans, net	$675,492		$641,962

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

The following table sets forth the maturity distribution of our loan portfolio (excluding consumer and residential mortgage loans) at March 31, 2012:

	March 31, 2012
(Dollars in thousands)	One Year or Less	Over One Year through Five Years	Over Five Years	Total
Real estate and construction loans (1)
Floating rate	$74,004	$77,796	$—	$151,800
Fixed rate	34,076	67,601	82,307	183,984
Commercial loans
Floating rate	25,022	426	—	25,448
Fixed rate	100,804	51,774	10,737	163,315

Total	$233,906	$197,597	$93,044	$524,547

(1)	Does not include mortgage loans on single and multi-family residences and consumer loans, which totaled $139.0 million and $24.6 million, respectively, at March 31, 2012.

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

Loans are placed on non-accrual status when, in the opinion of management, the full or timely collection of principal or interest is in doubt. Generally, the accrual of interest is discontinued when principal or interest payments become more than 90 days past due, unless we believe the loan is adequately collateralized and the loan is in the process of collection. However, in certain instances, we may place a particular loan on non-accrual status earlier, depending upon the individual circumstances involved in loan’s delinquency. When a loan is placed on non-accrual status, previously accrued but unpaid interest is reversed against current income. Subsequent collections of unpaid amounts on such a loan are applied to reduce principal when received, except when the ultimate collectability of principal is probable, in which case such payments are applied to interest and are credited to income. Non-accrual loans may be restored to accrual status if and when principal and interest become current and full repayment is expected. Interest income is recognized on the accrual basis for impaired loans not meeting the criteria for non-accrual treatment.

The following table sets forth information regarding our nonperforming assets, as well as restructured loans, at March 31, 2012 and December 31, 2011:

(Dollars in thousands)	At March 31, 2012	At December 31, 2011
Nonaccrual loans:
Commercial loans	$7,261	$4,702
Commercial real estate	9,634	6,230
Residential real estate	1,818	570
Construction and land development	539	2,597
Consumer loans	—	—

Total nonaccrual loans	$19,252	$14,099

Loans past due 90 days and still accruing:

Total loans past due 90 days and still accruing	$—	$—

Other real estate owned (OREO):
Commercial loans	$—	$—
Commercial real estate	24,514	27,103
Residential real estate	2,047	616
Construction and land development	9,445	9,702

Total other real estate owned	$36,006	$37,421

Other nonperforming assets:
Asset backed security	287	380

Total other nonperforming assets	$287	$380

Total nonperforming assets	$55,545	$51,900

Restructured loans:
Accruing loans	$—	$—
Nonaccruing loans (included in nonaccrual loans above)	4,804	4,214

Total restructured loans	$4,804	$4,214

As the table above indicates, non-performing loans increased by $5.2 million, or 36.5%, primarily as a result of a $3.2 million commercial real estate loan and a $2.8 million commercial loan relationship past due 30-89 days. As a result, our nonperforming assets increased by $3.6 million, or 7.0%, to $55.5 million at March 31, 2012, from $51.9 million at December 31, 2011.

We have allocated specific reserves within the ALL to provide for losses we may incur on the loans that were classified as nonaccrual loans, and we have established specific reserves on the real properties classified as OREO.

Information Regarding Impaired Loans. At March 31, 2012 and December 31, 2011, loans deemed impaired totaled $21.9 million and $18.4 million, respectively. We had an average investment in impaired loans for the three months ended March 31, 2012 of $25.8 million as compared to an investment in impaired loans of $27.5 million for the year ended December 31, 2011. The interest that would have been earned during the three months ended March 31, 2012 had the nonaccruing impaired loans remained current in accordance with their original terms was $37,000.

The following table sets forth the amount of impaired loans to which a specific portion of the ALL has been allocated in accordance with ASC 310-10 and the amount of that allowance and the amount of impaired loans for which no such allocations were made, at March 31, 2012 and December 31, 2011:

	March 31, 2012			December 31, 2011
Impaired Loans	Loans	Reserves for Loan Losses	% of Reserves to Loans	Loans	Reserves for Loan Losses	% of Reserves to Loans
(Dollars in thousands)
Impaired loans with specific reserves	$7,971	$1,741	21.8%	$9,912	$2,783	28.1%
Impaired loans without specific reserves	13,883	—	—	8,483	—	—

Total impaired loans	$21,854	$1,741	8.0%	$18,395	$2,783	15.1%

Allowance for Loan Losses. The ALL was $13.6 million, and 1.98% of loans outstanding, at March 31, 2012, as compared to $15.6 million, and 2.37% of loans outstanding, at December 31, 2011.

The adequacy of the ALL is determined through periodic evaluations of the loan portfolio and other factors that can reasonably be expected to affect the ability of borrowers to meet their loan obligations. Those factors are inherently subjective as the process for determining the adequacy of the ALL involves some significant estimates and assumptions about such matters as (i) the amounts and timing of expected future cash flows of borrowers, (ii) the fair value of the collateral securing non-performing loans, (iii) estimates of losses that the we may incur on non-performing loans, which are determined on the basis of historical loss experience, industry loss factors and bank regulatory guidelines, and (iv) various qualitative factors. Those factors are subject to changes in economic and other conditions and changes in regulatory guidelines or circumstances over which we have no control. As a result, the amount of the ALL may prove to be insufficient to cover all of the loan losses we might incur in the future and, therefore, it may become necessary for us to increase the ALL from time to time to maintain its adequacy.

The amount of the ALL is first determined by assigning reserve ratios for all loans. All non-accrual loans and other loans classified as “special mention,” “substandard” or “doubtful” (“classified loans” or “classification categories”) are then assigned certain allocations according to types of loans, with greater reserve ratios or percentages applied to loans deemed to be of a higher risk. These ratios are determined based on prior loss history and industry guidelines and loss factors, by type of loan, adjusted for current economic factors.

On a quarterly basis, we utilize a classification migration model and individual loan review analysis tools as starting points for determining the adequacy of the ALL. Our loss migration analysis tracks a certain number of quarters of loan loss history and industry loss factors to determine historical losses by classification category for each loan type, except certain loans (automobile, mortgage and credit cards), which are analyzed as homogeneous loan pools. These calculated loss factors are then applied to outstanding loan balances. We also conduct individual loan review analysis, as part of the ALL allocation process, applying specific monitoring policies and procedures in analyzing the existing loan portfolios.

In determining whether and the extent to which we will make adjustments to our loan loss migration model for purposes of determining the ALL, we also consider a number of qualitative factors that can affect the performance and the collectability of the loans in our loan portfolio. Such qualitative factors include:

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

Determining the effects that these qualitative factors may have on the performance of our loan portfolios requires numerous judgments, assumptions and estimates about conditions, trends and events which may subsequently prove to have been incorrect due to circumstances outside of our control. Moreover, the effects of qualitative factors such as these on the performance of our loan portfolios are often difficult to quantify. As a result, we may sustain loan losses in any particular period that are sizable in relation to the Allowance or that may even exceed the ALL.

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

The following table compares the total amount of loans outstanding, and the allowance for loan losses, by loan category, in each case, in thousands of dollars, and certain related ratios, as of March 31, 2012 and December 31, 2011.

			Increase (Decrease)
	March 31, 2012	December 31, 2011	March 31, 2012 to December 31, 2011
(Dollars in thousands)
Commercial loans	$188,763	$179,305	$9,458
Loans impaired (1)	9,387	5,140	4,247
Loans 90 days past due	3,231	2,021	1,210
Loans 30 days past due	3,799	2,036	1,763
Allowance for loan losses
General component	$4,742	$7,260	$(2,518)
Specific component(1)	1,481	1,648	(167)

Total allowance	$6,223	$8,908	$(2,685)
Ratio of allowance to loan category	3.30%	4.97%	(1.67%)
Real estate loans:	$371,128	$358,318	$12,810
Loans impaired(1)	10,360	10,088	272
Loans 90 days past due	2,253	—	2,253
Loans 30 days past due	4,495	2,875	1,620
Allowance for loan losses
General component	$6,103	$4,642	$1,461
Specific component(1)	260	1,135	(875)

Total allowance	$6,363	$5,777	$586
Ratio of allowance to loan category	1.71%	1.61%	.10%
Construction loans and land development	$29,185	$27,758	$1,427
Loans impaired(1)	539	2,597	(2,058)
Loans 90 days past due	—	2,185	—
Loans 30 days past due	—	—	—
Allowance for loan losses
General component	$265	$316	$(51)
Specific component(1)	—	—	—

Total allowance	$265	$316	$(51)
Ratio of allowance to loan category	.91%	1.14%	(0.23)%
Consumer loans and family mortgages	$100,825	$92,898	$7,927
Loans impaired(1)	1,568	570	998
Loans 90 days past due	1,677	492	1,185
Loans 30 days past due	758	1,130	(372)
Allowance for loan losses
General component	$783	$626	$157
Specific component(1)	—	—	—

Total allowance	$783	$626	$157
Ratio of allowance to loan category	0.78%	0.67%	0.11%
Total loans outstanding	$689,901	$658,279	$31,622
Loans impaired(1)	21,854	18,395	3,459
Loans 90 days past due	7,700	5,110	2,590
Loans 30 days past due	9,053	6,041	3,012
Allowance for loan losses
General component	$11,893	$12,844	$(951)
Specific component(1)	1,741	2,783	(1,042)

Total allowance	$13,634	$15,627	$(1,993)
Ratio of allowance to total loans outstanding	1.98%	2.37%	(0.39)%

(1)	Amounts in impaired loans and in specific components include nonperforming delinquent loans.

We classify our loan portfolios using internal credit quality ratings. The following table provides a summary of loans by portfolio type and the Company’s internal credit quality ratings as of March 31, 2012 and December 31, 2011.

(Dollars in thousands)	March 31, 2012	December 31, 2011	Increase (Decrease)
Pass:
Commercial loans	$158,700	$149,522	$9,178
Commercial real estate loans – owner occupied	143,551	148,380	(4,829)
Commercial real estate loans – all other	127,566	109,482	18,084
Residential mortgage loans – multi family	64,133	61,190	2,943
Residential mortgage loans – single family	72,741	66,631	6,110
Construction loans	80	73	7
Land development loans	19,949	16,758	3,191
Consumer loans	26,394	24,285	2,109

Total pass loans	$613,114	$576,321	$36,793

Special Mention:
Commercial loans	$6,660	$4,570	$2,090
Commercial real estate loans – owner occupied	0	6,826	(6,826)
Commercial real estate loans – all other	5,849	2,553	3,296
Residential mortgage loans – multi family	396	3,316	(2,920)
Residential mortgage loans – single family	347	1,014	(667)
Construction loans	—	—	—
Land development loans	8,616	8,330	286
Consumer loans	—	41	—

Total special mention loans	$21,868	$26,609	$(4,741)

Substandard:
Commercial loans	$22,755	$24,551	$(1,796)
Commercial real estate loans – owner occupied	19,172	15,754	3,418
Commercial real estate loans – all other	10,462	9,778	684
Residential mortgage loans – multi family	—	1,039	(1,039)
Residential mortgage loans – single family	1,343	968	375
Construction loans	—	2,047	(2,047)
Land development loans	539	550	(11)
Consumer loans	—	—	—

Total substandard loans	$54,271	$54,687	$(416)

Doubtful:
Commercial loans	$648	$662	$(14)
Commercial real estate loans – owner occupied	—	—	—
Commercial real estate loans – all other	—	—	—
Residential mortgage loans – multi family	—	—	—
Residential mortgage loans – single family	—	—	—
Construction loans	—	—	—
Land development loans	—	—	—
Consumer loans	—	—	—

Total doubtful loans	$648	$662	$(14)

Total Outstanding Loans, gross:	$689,901	$658,279	$31,662

As the above table indicates, the Company’s total loans approximated $690 million at March 31, 2012, up from $658 million at December 31, 2011. The disaggregation of the portfolio by risk rating in the table above reflects the following changes between December 31, 2011 and March 31, 2012:

•

Loans rated “pass” increased by $37 million for the quarter to $613 million at March 31, 2012, up from $576 million at December 31, 2011, due primarily to the increase in total loans outstanding of $32 million and net increases of transfers from “special mention” and “substandard” of approximately $1 million and $4 million, respectively. The economic conditions and consumer confidence in the economy contributed to loan growth.

•

Loans in the “special mention” category decreased by approximately $5 million at March 31, 2012 as compared to December 31, 2011, due primarily to the downgrading of a $6.8 million owner-occupied commercial real estate loan to “substandard” offset by a $2 million commercial loan transferred to “special mention” from the “pass” category.

•

Loans classified “substandard” were $54.3 million at March 31, 2012 compared to $54.7 million at December 31, 2011. Net transfers into “substandard” offset a $2 million substandard loan foreclosed in this year’s first quarter. Loans deemed impaired of $22 million were classified as “substandard” and carried $1.7 million of specific reserves.

•	The one loan classified as “doubtful” remained relatively unchanged at $648,000 at March 31, 2012.

The Company uses a rolling eight quarter loss migration analysis in order to determine loss factors to apply to each of the classification categories. As a result, for purposes of determining applicable loss factors at March 31, 2012, our migration analysis covered the period from March 31, 2010 to March 31, 2012. That migration analysis resulted in a modest reduction in the loss factors in the quantitative component of our March 31, 2012 ALL analysis, which we believe is consistent with and reasonably reflects current economic conditions and the risks that were inherent in our loan portfolio at March 31, 2012.

The table below sets forth loan delinquencies, by quarter, from March 31, 2012 to March 31, 2011.

	2012	2011
	At March 31	At December 31	At September 30	At June 30	At March 31
(Dollars in thousands)
Loans Delinquent:
90 days or more:
Commercial loans	$3,231	$2,021	$977	$1,328	$5,851
Commercial real estate	2,253	—	18,470	19,748	—
Residential mortgages	1,657	492	1,112	1,314	—
Construction and land development loans	539	2,597	3,036	2,739	2,185
Consumer loans	—	—	—	—	129

	7,700	5,110	23,595	25,129	8,165

30-89 days:
Commercial loans	3,799	2,036	2,750	—	2,079
Commercial real estate	4,495	2,875	3,455	—	20,045
Residential mortgages	758	1,130	347	347	1,030
Construction and land development loans	—	—	—	435	554
Consumer loans	—	—	—	—	—

	9,053	6,041	6,552	782	23,708

Total Past Due (1) :	16,753	11,151	$30,147	$25,911	$31,873

(1)	Past due balances include nonaccrual loans.

As the above table indicates, total past due loans increased by $5.6 million, to $16.8 million at March 31, 2012, from $11.2 million at December 31, 2011. In addition, loans delinquent 90 days or more increased by $2.6 million to $7.7 million between December 31, 2011 and March 31, 2012, comprised of increases of approximately $3.0 million in commercial real estate loans and $1.0 million in commercial loans, offset by a $2.0 construction loan transferred to other real estate owned.

During the quarter ended March 31, 2012, we charged off approximately $1.7 million of non-performing loans. This resulted in a net decrease to the ALL of approximately $2 million for the three months ended March 31, 2012. As a result, the ALL represented 1.98% of total loans outstanding at March 31, 2012, down from 2.37% of total outstanding loans at December 31, 2011.

Set forth below is a summary of the transactions in the ALL in the three months ended March 31, 2012 and the year ended December 31, 2011:

(Dollars in thousands)	Three Months Ended March 31, 2012	Year Ended December 31, 2011
Balance, beginning of period	$15,627	$18,101
Charged off loans	(1,670)	(2,736)
Recoveries on loans previously charged off	77	1,095
Provision for loan losses	(400)	(833)

Balance, end of period	$13,634	$15,627

Deposits

Average Balances of and Average Interest Rates Paid on Deposits

Set forth below are the average amounts (in thousands of dollars) of, and the average rates paid on, deposits in the three months ended March 31, 2012:

	Three Months Ended March 31, 2012
	Average Balance	Average Rate
Noninterest-bearing demand deposits	$160,674	—
Interest-bearing checking accounts	29,005	0.29%
Money market and savings deposits	177,357	0.87%
Time deposits	496,768	1.33%

Average total deposits	$863,804	0.95%

Deposit Totals. Deposits totaled $868 million at March 31, 2012 as compared to $862 million at December 31, 2011 and $830 million at March 31, 2011. The following table compares the mix of our deposits, as between lower cost core deposits and higher cost time deposits, at March 31, 2012, December 31, 2011 and March 31, 2011, respectively:

	At March 31, 2012		At December 31, 2011		At March 31, 2011
	Amounts	Percent of Total Deposits	Amounts	Percent of Total Deposits	Amounts	Percent of Total Deposits
(Dollars in thousands)
Core deposits
Noninterest bearing demand deposits	$166,102	19.2%	$164,382	19.1%	$154,650	18.6%
Savings and other interest-bearing transaction deposits	207,887	23.9%	187,977	21.8%	170,231	20.5%
Time deposits	494,073	56.9%	509,688	59.1%	504,699	60.9%

Total deposits	$868,062	100.0%	$862,047	100.0%	$829,580	100.0%

As indicated in the above table, savings and other interest-bearing deposits increased to 23.9% of total deposits at March 31, 2012, from 20.5% of total deposits at March 31, 2011; while time deposits, which bear higher rates of interest than our core deposits, decreased to 56.9% of total deposits at March 31, 2012 from 60.9% of total deposits at March 31, 2011. That change in the mix of deposits contributed to the reduction in interest expense and, therefore, in the reduction in interest expense in this year’s first quarter, as compared to the same period of 2011. See “—Results of Operations—Net Interest Income” above in this Section of this Report.

Set forth below, in thousands of dollars, is a maturity schedule of domestic time certificates of deposit outstanding at March 31, 2012:

	At March 31, 2012
	Certificates of Deposit under $100,000	Certificates of Deposit of $100,000 or More
Maturities
Three months or less	$16,002	$72,411
Over three and through six months	15,321	61,995
Over six and through twelve months	36,344	191,170
Over twelve months	17,258	83,572

Total certificates of deposit	$84,925	$409,148

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

Our liquid assets, which included cash and due from banks, federal funds sold, interest earning deposits with financial institutions and unpledged securities available for sale (excluding Federal Reserve Bank and Federal Home Loan Bank stock) totaled $217 million, which represented 22% of total assets, at March 31, 2012.

Cash Flow Used in Operating Activities. In the three months ended March 31, 2012, we used net cash of $12 million in operating activities, comprised primarily of $144 million in originations of mortgage loans held for sale, which more than offset $134 million of proceeds from sales of mortgages loans available for sale.

Cash Flow Provided by Investing Activities. In the three months ended March 31, 2012, investing activities provided net cash of $77 million, comprised primarily of $136 million from sales of securities available for sale, offset partially by $35 million in purchases of securities available for sale and $28 million used to fund new loans.

Cash Flow Used in Financing Activities. In the three months ended March 31, 2012, financing activities provided, net of cash, $11 million, primarily due to net increases of $6 million in deposits and $5 million in borrowings.

Ratio of Loans to Deposits. The relationship between gross loans and total deposits can provide a useful measure of a bank’s liquidity. Since repayments of loans tend to be less predictable than the maturity of investments and other liquid resources, the higher the loan-to-deposit ratio the less liquid are our assets. On the other hand, since we realize greater yields on loans than we do on investments, a lower loan-to-deposit ratio can adversely affect interest income and earnings. As a result, our goal is to achieve a loan-to-deposit ratio that appropriately balances the requirements of liquidity and the need to generate a fair return on our assets. At March 31, 2012 and December 31, 2011, the loan-to-deposit ratios were 79% and 76%, respectively.

Off Balance Sheet Arrangements

Loan Commitments and Standby Letters of Credit. In order to meet the financing needs of our customers, in the normal course of business we make commitments to extend credit and issue standby commercial letters of credit to or for our customers. At March 31, 2012 and December 31, 2011, we were committed to fund certain loans, including letters of credit, amounting to approximately $109 million and $121 million, respectively.

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

Contractual Obligations

Borrowings. As a source of additional funds that we have used primarily to fund loans and to purchase other interest earning assets, and to provide us with a supplemental source of liquidity, we have obtained long and short term borrowings from the Federal Home Loan Bank (the “FHLB”). As of March 31, 2012, our outstanding FHLB borrowings totaled $54 million, comprised of (i) $30 million of long-term borrowings, with maturities ranging from August 2013 to March 2015, and (ii) $24 million of short-term borrowings, with maturities ranging from August 2012 to February 2013. These borrowings have a weighted-average annualized interest rate of 0.95%. By comparison, as of December 31, 2011, our outstanding FHLB borrowings totaled $49 million, comprised of (i) $15 million of long-term borrowings and (ii) $34 million of short-term borrowings which had a weighted-average annualized interest rate of 1.19%.

At March 31, 2012, U.S. agency and mortgage backed securities, U.S. Government agency securities and collateralized mortgage obligations with an aggregate fair market value of $23 million and $139 million of residential mortgage and other real estate secured loans were pledged to secure these FHLB borrowings, repurchase agreements, and local agency deposits.

The highest amount of FHLB borrowings that were outstanding at any month-end during the three months ended March 31, 2012 was $54 million. During 2011, the highest amount of borrowings outstanding at any month-end was $114 million from FHLB and no overnight borrowings.

Junior Subordinated Debentures. Pursuant to rulings of the Federal Reserve Board, bank holding companies were permitted to issue long term subordinated debt instruments that, subject to certain conditions, would qualify as and, therefore, augment capital for regulatory purposes. At March 31, 2012, we had outstanding approximately $17.5 million principal amount of 30-year junior subordinated floating rate debentures (the “Debentures”); and $16.8 million qualified as Tier 1 capital for regulatory purposes as of March 31, 2012. See discussion below under the subcaption “—Capital Resources-Regulatory Capital Requirements.”

Set forth below is certain information regarding the Debentures:

	Principal Amount	Interest Rate	Maturity Dates(1)
(Dollars in thousands)
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

As previously reported, since July 2009 we have been required to obtain the prior approval of the Federal Reserve Bank of San Francisco (the “FRBSF”) to make interest payments on the Debentures. During the quarter ended June 30, 2011, we were advised by the FRBSF that it would not approve the payments of interest on the Debentures scheduled to be made on September 24 and July 19, 2011. During the three months ended March 31, 2012, we were unable to obtain regulatory approvals to pay, and it became necessary for us to continue to defer, quarterly interest payments on the Debentures issued in 2002 and three quarterly interest payments on the Debentures that we issued in 2004. We cannot predict when the FRBSF will approve our resumption of such interest payments and until such approval can be obtained it will be necessary for us to continue deferring interest payments on the Debentures. Since we have the right, under the terms of the Debentures, to defer interest payments for up to twenty (20) quarters, the deferrals of interest payments to date have not, and any deferral of future interest payments through January, 2015, will not constitute a default under or with respect to the Debentures. However, if by that date we have not been able to obtain regulatory approval to pay all of the deferred interest payments, we would then be in default under the Debentures. Additional information regarding the restrictions on the payment by us of interest payments on the Debentures, as well as other regulatory restrictions that apply to us and the Bank under a regulatory agreement entered into with the FRBSF (the “FRB Agreement”) and a regulatory order issued by the California Department of Financial Institutions (the “DFI Order”), see “Capital Resources-Capital and Other Requirements under FRB Agreement and DFI Order” below in this section of this report and “Supervision and Regulation-Regulatory Action by the FRB and DFI” in Item 1 and “RISK FACTORS” in Item 1A of our 2011 10-K.

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

The following is a summary of the major components of securities available for sale and a comparison of the amortized cost, estimated fair values and gross unrealized gains and losses, in thousands of dollars, as of March 31, 2012 and December 31, 2011:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Securities available for sale at March 31, 2012:
U.S. Treasury Securities	16,999	—	(11)	16,988
Mortgage backed securities issued by U.S. Agencies(1)	19,454	17	(243)	19,228

Total	36,453	17	(254)	36,216
Municipal securities	470	1	—	471
Collateralized mortgage obligations issued by non-agency(1)	2,976	—	(233)	2,743
Asset backed securities(2)	2,247	—	(1,961)	286
Mutual funds(3)	4,368	—	—	4,368

Total Securities Available for Sale	$46,514	$18	$(2,448)	$44,084

Securities available for sale at December 31, 2011:
Mortgage-backed securities issued by US agencies	$133,859	$630	$(363)	$134,126
Municipal securities	6,389	96	(42)	6,443
Non-agency collateralized mortgage obligations	3,040	—	(455)	2,585
Asset backed securities	2,324	—	(1,944)	380
Mutual fund	4,375	—	—	4,375

Total securities available for sale	$149,987	$726	$(2,804)	$147,909

(1)	Secured by closed-end first lien 1-4 family residential mortgages.
(2)	Comprised of a security that represents an interest in a pool of trust preferred securities issued by U.S.-based banks and insurance companies
(3)	Consists primarily of mutual fund investments in closed-end first lien 1-4 family residential mortgages.

At March 31, 2012, U.S. agencies and mortgage backed securities, U.S. Government agency securities, collateralized mortgage obligations and time deposits with an aggregate fair market value of $18 million were pledged to secure FHLB borrowings, repurchase agreements, local agency deposits, to secure lines of credit at our correspondent banks and treasury, and tax and loan accounts.

The amortized cost, at March 31, 2012, of securities available for sale are shown in the following table, by contractual maturities and historical prepayments based on the prior three months of principal payments. Expected maturities will differ from contractual maturities and historical prepayments, particularly with respect to collateralized mortgage obligations, because borrowers may react to interest rate market conditions differently than the historical prepayment rates.

	March 31, 2012 Maturing in
	One year or less		Over one year through five years		Over five years through ten years		Over ten years		Total
	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield
(Dollars in thousands)
Securities available for sale:
US Treasury	$16,999	0.06%	—	—	—	—	—	—	$16,999	0.06%
Mortgage-backed securities issued by U.S. Agencies	1,232	2.06%	$4,960	2.06%	$6,370	2.07%	$6,892	2.07%	19,454	2.07%
Non-agency collateralized mortgage obligations	848	2.49%	—	—	1,373	—	755	3.69%	2,976	3.12%
Municipal securities	—	—	—	—	—	—	470	4.20%	470	4.20%
Asset backed securities	—	—	—	—	—	—	2,247	—	2,247	—
Mutual funds	—	—	4,368	2.61%	—	—	—	—	4,368	2.61%

Total Securities Available for sale	$19,079	0.30%	$9,328	2.32%	$7,743	2.07%	$10,364	1.84%	$46,514	1.37%

The table below shows, as of March 31, 2012, the gross unrealized losses and fair values of our investments, aggregated by investment category, and the length of time that the individual securities have been in a continuous unrealized loss position.

	Securities With Unrealized Loss as of March 31, 2012
	Less than 12 months		12 months or more		Total
(Dollars In thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
US Treasury	$16,988	$(11)	$—	$—	$16,988	$(11)
Mortgage backed securities issued by U.S. Agencies	17,945	(242)	40	(1)	$17,985	(243)
Municipal securities	—	—	—	—	—	—
Non-agency collateralized mortgage obligations	836	(12)	1,907	(221)	2,743	(233)
Asset-backed securities	—	—	286	(1,961)	286	(1,961)

Total temporarily impaired securities	$35,769	$(265)	$2,233	$(2,183)	$38,002	$(2,448)

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

The following table sets forth the capital and capital ratios of the Company (on a consolidated basis) and the Bank (on a stand-alone basis) at March 31, 2012, as compared to the respective regulatory requirements applicable to them.

			Applicable Federal Regulatory Requirement
	Actual		To be Categorized as Adequately Capitalized		To be Categorized as Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
(Dollars in thousands)
Total Capital to Risk Weighted Assets:
Company	$101,297	13.2%	$67,851	At least 8.0%	N/A	N/A
Bank	101,301	13.2%	67,802	At least 8.0%	$84,753	At least 10.0%
Tier 1 Capital to Risk Weighted Assets:
Company	$111,927	11.9%	$33,925	At least 4.0%	N/A	N/A
Bank	111,923	12.0%	33,901	At least 4.0%	$50,852	At least 6.0%
Tier 1 Capital to Average Assets:
Company	$111,927	10.0%	$40,676	At least 4.0%	N/A	N/A
Bank	111,923	10.0%	40,638	At least 4.0%	$50,797	At least 5.0%

At March 31, 2012, the Bank (on a stand-alone basis) continued to qualify as a well-capitalized institution, and the Company continued to exceed the minimum required capital ratios, under the capital adequacy guidelines described above.

The Company’s consolidated total capital and Tier 1 capital, at March 31, 2012, includes an aggregate of $16.8 million principal amount of the $17.5 million of Junior Subordinated Debentures that we issued in 2002 and 2004. We contributed that amount to the Bank over the three year period ended December 31, 2009, thereby providing it with additional cash to fund the growth of its banking operations and, at the same time, to increase its total capital and Tier 1 capital.

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

Among other things, on August 26, 2011, we sold to three institutional investors (the “Investors”) a total of 112,000 shares of a newly created Series B Convertible 8.4% Noncumulative Preferred Stock (the “Series B Shares”), at a price of $100.00 per share in cash, generating aggregate gross proceeds to the Company of $11.2 million. The Investors were SBAV LP, an affiliate of the Clinton Group, which purchased 75,000 Series B Shares and Carpenter Community BancFund LP and Carpenter Community BancFund-A LP (collectively, the “Carpenter Funds”) which purchased 37,000 Series B Shares. We contributed the net proceeds from the sale of those Series B Shares to the Bank, which enabled it to increase the ratio of its adjusted tangible shareholders’ equity to its tangible assets above 9% and thereby meet the capital requirements under the DFI Order. At March 31, 2012, that ratio had increased to 9.4%.

As we reported in our Current Report on Form 8-K dated April 23, 2012, on April 20, 2012 we sold to the Carpenter Funds a total of 4,201,278 shares of our common stock at a price of $6.26 per share in cash, generating aggregate gross proceeds to the Company of $26.3 million, which has further increased the amount of our Tier 1 capital.

Additional information regarding the FRB Agreement and the DFI Order is set forth in the Section entitled “Supervision and Regulation-Regulatory Action by the FRB and DFI” in Item 1, and in the Section entitled “RISK FACTORS” in Item 1A of our 2011 10-K.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, in connection with the filing of this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2012. Based on that evaluation, our CEO and CFO have concluded that, as of March 31, 2012, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to disclose in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules of the Securities and Exchange Commission and that such information is accumulated and communicated to management, including our Chief Executive and Chief Financial Officers, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

Mark Zigner vs. Pacific Mercantile Bank, et al., filed in January, 2010, in the California Superior Court for the County of Orange (Case No. 0337433). As previously reported in Item 3, entitled Legal Proceedings, in our 2011 10-K, this lawsuit was filed by plaintiff asserting that the Bank had wrongfully exercised certain remedies in its efforts to recover borrowings owed by plaintiff to the Bank under (i) a $2.215 million construction loan which was secured by a first trust deed on real property owned by plaintiff, and (ii) a $200,000 unsecured line of credit. Plaintiff also maintained deposit accounts with the Bank.

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

The case was tried before a jury in August, 2011. However, (i) before the case went to the jury for a decision, the trial judge ruled that the Bank had wrongfully exercised its set off rights and based on that finding, the jury awarded plaintiff $100,000 of compensatory damages, and (ii) the jury later found that the Bank’s exercise of its set off rights also constituted a wrongful conversion of plaintiff’s funds and awarded the plaintiff $150,000 in compensatory damages and $900,000 in punitive damages against the Bank. In addition, the trial court entered an award to plaintiff of his attorney’s fees and costs, in the amount of $540,000.

Following the entry of the final judgment by the trial court, in February, 2012, the Bank filed an appeal of the trial court’s rulings and the jury verdict, asserting that those rulings and the jury’s verdict were erroneous and that plaintiff is not entitled, as a matter of law, to an award of either compensatory or punitive damages. Because the appeals process has just begun, it is not possible at this time to predict, with any certainty, how the appellate courts will ultimately rule on our appeal. However, we believe that the judgment entered by the court against the Bank will be overturned on appeal.

Other Legal Actions. We are subject to legal actions that arise from time to time in the ordinary course of our business. Currently there are no such pending legal proceedings that we believe will have a material adverse effect on our financial condition or results of operations.

ITEM 1A.	RISK FACTORS

There have been no material changes in our assessment of our risk factors from those set forth in our 2011 10-K, except as follows:

As disclosed earlier in this report, during the first quarter of 2011 we began selling a portion of our mortgage loan production directly to secondary market investors on a “mandatory commitment” basis and, as a result, we began purchasing TBA securities to hedge and, thereby, mitigate the interest rate risks involved in doing so. See “MANAGEMENT’S DISCUSSION AND ANALYSIS – Financial Condition—Loans Held for Sale” earlier in this report.

As a result, we are modifying the risk factor in our 2011 10-K entitled “Our business is subject to interest rate risk and variations in interest rates may negatively affect our financial performance” by adding the following as the third paragraph in that risk factor:

“As part of our mortgage banking business, we have adopted an interest rate risk management strategy intended to protect against interest rate changes in our mortgage origination pipeline of loans prior to funding and sale in the secondary market. However, developing an effective interest rate risk management strategy is complex and no management strategy can completely insulate the Company from risks associated with interest rate changes. In addition, hedging against interest rate risks involves transaction costs, which may reduce the Company’s net earnings. In the event the Company purchases derivatives to hedge against market and interest rate risks and the provider of such derivatives becomes financially unsound or insolvent, the Company may be forced to unwind such derivatives with such provider and may take a loss thereon. Further, the Company could suffer the adverse consequences that the hedging transaction was intended to protect against. Although, the Company intends to purchase derivatives only from financially sound institutions and to monitor the financial strength of such institutions on a periodic basis, no assurance can be given that the Company can avoid such third party risks.”

As disclosed earlier in this report, in April 2012 we completed the sale of $26.3 million of shares of our common stock to the Carpenter Funds. At the time we filed our 2011 10-K, all of the conditions precedent to that sale of shares had not yet been satisfied and, for that reason, we faced the risk that the sale of those shares might not be consummated. As a result of the successful completion of that sale, we are updating and revising the following risk factors contained in our 2011 10-K:

Firstly, we are deleting, in its entirety, the risk factor entitled “There is no assurance that the sales of the Additional Series B Preferred Shares and Common Stock to the Carpenter Funds and SBAV LP will be consummated.”

Secondly, we are revising the initial paragraph of the risk factor entitled “Expansion of our banking franchise might not achieve expected growth or increases in profitability and may adversely affect our future operating results” to read as follows:

“We intend to resume our growth strategy when we are permitted to do so by the FRB and the DFI. The resumption of our growth strategy, either through organic growth or the acquisition of other banks, will pose a number of risks for us, including:”

Finally, we are revising the initial paragraph of the risk factor entitled “The price of our common stock may be volatile or may decline, which may make it more difficult to realize a profit on your investment in our shares of common stock” to read as follows:

“The trading prices of our common stock may fluctuate widely as a result of a number of factors, many of which are outside our control. In addition, our stock price has not only been volatile, but also declined significantly during the three years ended December 31, 2010, due to the losses we incurred during that period and uncertainties about how long it will take us to achieve sustained profitability. The volatility of our stock price in the future may increase due to the sale of the $11.2 million of Series B Preferred Stock in August 2011 and the recent sale of the $26.3 million of common stock to the Carpenter Funds, because the common stock into which Series B Preferred Stock are convertible and the common stock sold to the Carpenter Funds will be saleable in the open market. Moreover our stock price in the future could be adversely affected by other factors, some of which are outside of our control, including:”

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

PACIFIC MERCANTILE BANCORP

Date: May 7, 2012	By:	/S/ NANCY A. GRAY
Nancy A. Gray, Chief Financial Officer

S-1

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

Exhibit 31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

E-1