Form 10-K/A
period 2011-12-31
PACIFIC MERCANTILE BANCORP
filed 2012-08-08
CIK 1109546

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

As of February 17, 2012, there were 12,454,045 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Except as otherwise stated therein, Part III of the Form 10-K is incorporated by reference from the Registrant’s Definitive Proxy Statement which was filed with the Commission on April 18, 2012 for its 2012 Annual Meeting of Shareholders.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends our Annual Report on Form 10-K for the year ended December 31, 2011 (the “Original Annual Report”), which we filed with the Securities and Exchange Commission (the “SEC”) on February 27, 2012. We are filing this Amendment to amend and restate the information which was (i) disclosed under the caption “Certain Transactions” in our definitive proxy statement (the “Proxy Statement”), filed with the SEC on April 18, 2012, and (ii) incorporated into Item 13 of the Original Annual Report by reference to that information in the Proxy Statement. In addition, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are being filed herewith as Exhibits 31.3 and 31.4, respectively, to this Amendment. Item 15 of the Original Annual Report is therefore hereby amended and restated in its entirety, with the only changes being the addition of Exhibits 31.3 and 31.4 filed herewith and related footnotes.

Except as described above, no attempt has been made in this Amendment to modify or update other disclosures or information set forth in the Original Annual Report. This Amendment does not reflect events occurring after the filing of the Original Annual Report and it does not modify or update those disclosures, including the exhibits to the Original Annual Report affected by subsequent events. Accordingly, this Amendment should be read in conjunction with our reports filed, and any other filings made by us with the SEC subsequent to the filing of the Original Annual Report, including any amendments to those reports or other filings.

(i)

PART III

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Transactions

In the ordinary course of its business, the Bank makes loans to and engages in other banking transactions with its directors and their associates and with its officers. Such loans and other banking transactions are made on the same terms, including interest rates and collateral securing the loans, as those prevailing at the time for comparable transactions with persons of comparable creditworthiness who have no affiliation with the Company or the Bank. In addition, such loans are made only if they do not involve more than the normal risk of collectability of loans made to non-affiliated persons and do not present any other unfavorable features.

The landlord from which the Bank leases its headquarters offices and an office where it operates one of its financial centers is a limited partnership of which Mr. Argyros, currently a director of the Company, is the majority equity owner and the CEO of its general partner. The leases, which were originally entered into in 2000, were renewed in May 2009, each for a term of seven years, at base rents of $50,510 and $7,027 per month in the first year, increasing by approximately 2% per year thereafter. In July 2009, the Bank leased an additional office from the same landlord, under a three year lease (the “Additional Office Lease”) at a monthly rent that averages approximately $10,215 over that three year period. The rents and other material terms of these leases were negotiated at arms-length and were approved long before Mr. Argyros was invited to join the Company’s Board of Directors.

In the spring of 2009, the Company commenced a new residential mortgage banking business to take advantage of the low interest rate environment, which we believed would lead to increased demand for residential mortgage loans and would provide the Bank with an additional source of revenue which could offset the adverse impact of low interest rates on our net interest margins on the loans we were making.

In 2011, our mortgage banking business grew substantially in the dollar volume of both the mortgage loans we originated and the sales of those loans into the secondary market. That growth was largely attributable to (i) historically low interest rates, which led to increased demand for mortgage loan refinancings by homeowners in our markets, and (ii) declining real estate prices which, coupled with the low interest rates, led to increases in the demand for mortgage loans to finance purchases of homes. At the same time, we succeeded in attracting additional institutional investors in the secondary mortgage market for our mortgage loan products.

To support this growth, we added more mortgage personnel throughout 2011 and, as a result, the number of mortgage personnel we employed at December 31, 2011 was 126% greater than at December 31, 2010. In addition, based on the mortgage loan commitments outstanding at December 31, 2011 and the fact that mortgage interest rates continued to be at all-time lows, we anticipated this growth would continue. As a result, in December 2011, we also reached an agreement with the landlord to amend the Additional Office Lease to extend its term by three years from February 2, 2012 to January 31, 2015 and to increase the square footage being leased by the Bank from 10,122 to 13,361 rentable square feet at an average rent of approximately $33,625 per month.

The rents and other material terms of the December 2011 lease amendment were negotiated at arms-length and approved by the disinterested directors of the Bank, after being fully informed of the financial interest of Mr. Argyros in that transaction. Mr. Argyros, who has been a director of the Company since 2010, did not participate in the deliberations of the Board of Directors with respect to and did not vote on approval of the lease amendment.

2

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Report:

(1)	Financial Statements. None.

(2)	Financial Statement Schedules. None.

(3)	Exhibits. See Exhibit Index, elsewhere in this Amendment, for a list and description of (i) exhibits previously filed by the Company with the Commission and (ii) the exhibits being filed with this Amendment.

3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 8th day of August 2012.

PACIFIC MERCANTILE BANCORP

By:	/s/ RAYMOND E. DELLERBA
Raymond E. Dellerba
President and Chief Executive Officer

S-1

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

3.1	Articles of Incorporation of Pacific Mercantile Bancorp(1)

3.2	Certificate of Amendment of Articles of Incorporation of Pacific Mercantile Bancorp (Incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q dated August 14, 2001.)

3.3	Certificate of Amendment of Articles of Incorporation of Pacific Mercantile Bancorp (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated January 26, 2012 and filed with the Commission on February 1, 2012.)

3.4	Certificate of Determination of Rights, Preferences, Privileges and Restrictions of Series A Convertible 10% Cumulative Preferred Stock of Pacific Mercantile Bancorp. (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (No. 000-30777) dated October 6, 2009.)

3.5	Certificate of Amendment of Certificate of Determination of Rights, Preferences, Privileges and Restrictions of the Series A Convertible 10% Cumulative Preferred Stock of Pacific Mercantile Bancorp. (Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K dated January 26, 2012 and filed with the Commission on February 1, 2012.)

3.6	Certificate of Determination of Rights, Preferences, Privileges and Restrictions of the Series B Convertible 8.4% Noncumulative Preferred Stock of Pacific Mercantile Bancorp. (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (No. 000-30777) dated August 22, 2011.)

3.7	Certificate of Determination of Rights, Preferences, Privileges and Restrictions of the Series C 8.4% Noncumulative Preferred Stock of Pacific Mercantile Bancorp. (Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K (No. 000-30777) dated August 22, 2011.)

3.8	Pacific Mercantile Bancorp Bylaws, Amended and Restated as of December 17, 2007. (Incorporated by reference to the same numbered exhibit to the Company’s Current Report on Form 8-K (No. 000-30777) dated December 18, 2007.)

4.1	Specimen form of Pacific Mercantile Bancorp Common Stock Certificate(1)

4.2	Specimen form of Pacific Mercantile Bancorp Series B-1 Preferred Stock Certificate. (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (No. 000-30777) dated August 30, 2011.)

4.3	Specimen form of Pacific Mercantile Bancorp Series B-2 Preferred Stock Certificate. (Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K (No. 000-30777) dated August 30, 2011.)

10.1	Series B Preferred Stock Purchase Agreement. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (No. 000-30777) dated August 30, 2011.)

10.2	SBAV Investor Rights Agreement. (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K(No. 000-30777) dated August 30, 2011.)

10.3	Carpenter Investor Rights Agreement. (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (No. 000-30777) dated August 30, 2011.)

10.4	Registration Rights Agreement. (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K (No. 000-30777) dated August 30, 2011.)

10.5	Additional Series B Preferred Stock Purchase Agreement (Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K (No. 000-30777) dated August 30, 2011.)

10.6	Common Stock Purchase Agreement. (Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K (No. 000-30777) dated August 30, 2011.)

10.7	Form of Indemnification Agreement. (Incorporated by reference to Exhibit 10.1 to the Registration Statement (No. 333-177141) on Form S-8 dated October 3, 2011.)

10.8	Standard Internet Banking System Licensing Agreement, dated as of January 29, 1999, between Q-UP Systems and PM Bank(1)

10.9	ODFI—Originator Agreement for Automated Clearing House Entries, dated as of February 16, 1999, between eFunds Corporation and Pacific Mercantile Bank(2)

10.10	Agreement, dated September 15, 1998, between Fiserv Solutions, Inc. and Pacific Mercantile Bank(1)

E-1

Exhibit No.	Description of Exhibit

10.11	Commercial Office Building Lease dated February 26, 2001 between Metro Point 13580, Lot Three, a California limited partnership, and Pacific Mercantile Bank. (Incorporated by reference to the same numbered exhibit to the Company’s Annual Report on Form 10-K (No. 000-30777) for the year ended December 31, 2000.)

10.12	Office Space Lease dated March 9, 2001 between California State Teachers Retirement System and PMBank(3)

10.13	Assignment & Assumption of Office Space Lease, dated April 1, 2003, between First National Bank and PMBank(4)

10.14	Office Space Lease, dated Sept. 14, 2003, between Leonard & Gerald Katz and Pacific Mercantile Bank(5)

10.15	Pacific Mercantile Bancorp 2004 Stock Incentive Plan (Incorporated by reference to the same numbered exhibit to the Company’s Annual Report on Form 10-K (No. 000-30777) for the year ended December 31, 2006.)**

10.16	Employment Agreement between Pacific Mercantile Bank and Raymond E. Dellerba, as amended and restated effective as of January 1, 2007.(6)**

10.17	Supplemental Retirement Plan established by Pacific Mercantile Bank for Raymond E. Dellerba, as restated for purposes of Section 409A of the Internal Revenue Code as of April 6, 2007.(6)**

10.18	Pacific Mercantile Bancorp 2008 Equity Incentive Plan. (Incorporated by reference to Appendix A to the Company’s 2008 Definitive Proxy Statement (No. 000-30777) filed with the Commission on April 18, 2008.)**

10.19	Written Agreement dated August 31, 2010 between the Federal Reserve Bank of San Francisco and Pacific Mercantile Bancorp and Pacific Mercantile Bank. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (No. 000-30777) dated August 31, 2010.)

10.20	Final Order dated August 31, 2010 issued by the California Department of Financial Institutions to Pacific Mercantile Bank. (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (No. 000-30777) dated August 31, 2010.)

21	Subsidiaries of the Company(7)

23.1	Consent of Squar, Milner, Peterson, Miranda & Williamson, LLP, Independent Registered Public Accounting Firm(7)

24.1	Power of Attorney (contained on the Signature Page of Annual Report)(7)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(7)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(7)

31.3	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.4	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2004(8)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2004(8)

Exhibit 101.INS	XBRL Instance Document(8)***

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document(8)***

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(8)***

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(8)***

Exhibit 101.LAB	XBRL Taxonomy Extension Labels Linkbase Document(8)***

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(8)***

(1)	Incorporated by reference to the same numbered exhibit to the Company’s Registration Statement (No. 333-33452) on Form S-1 filed with the Commission on June 14, 2000 (the “S-1 Registration Statement”).
(2)	Incorporated by reference to the Exhibit 10.8 to the above referenced S-1 Registration Statement.
(3)	Incorporated by reference to Exhibit 10.11 to Registration Statement on Form S-2 (No. 333-110377) filed with the Commission on November 10, 2003 (the “S-2 Registration Statement”).
(4)	Incorporated by reference to Exhibit 10.12 to the above referenced S-2 Registration Statement.

E-2

(5)	Incorporated by reference to Exhibit 10.13 to the above referenced S-2 Registration Statement.
(6)	Incorporated by reference to Exhibits 10.1 and 10.2, respectively, to a Current Report on Form 8-K dated April 6, 2007.
(7)	Previously filed with the Annual Report on Form 10-K filed with the SEC on February 27, 2012, which is being amended hereby.
(8)	Previously furnished with the Annual Report on Form 10-K filed with the SEC on February 27, 2012, which is being amended hereby.
*	Filed herewith.
**	Indicates management compensatory plan, contract, or arrangement.
***	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Exchange Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

E-3