Form 10-Q
period 2012-06-30
PACIFIC MERCANTILE BANCORP
filed 2012-08-14
CIK 1109546

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

16,658,296 shares of Common Stock as of August 9, 2012

QUARTERLY REPORT ON FORM 10Q

FOR

THE QUARTER ENDED JUNE 30, 2012

		Page
Part I. Financial Information

Item 1.	Financial Statements (unaudited)

	Consolidated Statements of Financial Condition at June 30, 2012 and December 31, 2011	1

	Consolidated Statements of Income for the Three and Six Months ended June 30, 2012 and 2011	2

	Consolidated Statements of Comprehensive Income for the Three and Six Months ended June 30, 2012 and 2011	3

	Consolidated Statements of Cash Flows for the Six Months ended June 30, 2012 and 2011	4

	Consolidated Statement of Shareholders’ Equity for the Six Months ended June 30, 2012	5

	Notes to Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32

Item 4T.	Controls and Procedures	60

Part II. Other Information

Item 1.	Legal Proceedings	61

Item 1A.	Risk Factors	61

Item 6.	Exhibits	63

Signatures		S-1

Exhibit Index		E-1

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

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except per share data)

(Unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Cash and due from banks	$11,969	$10,290
Interest bearing deposits with financial institutions	49,807	86,177

Cash and cash equivalents	61,776	96,467
Interest-bearing time deposits with financial institutions	1,553	1,423
Federal Reserve Bank and Federal Home Loan Bank Stock, at cost	10,729	11,154
Securities available for sale, at fair value	99,111	147,909
Loans held for sale (loans held for sale at fair value: $138,301 and $41,990, respectively)	143,588	66,230
Loans (net of allowances of $14,648 and $15,627, respectively)	693,115	641,962
Investment in unconsolidated subsidiaries	682	682
Other real estate owned	34,086	37,421
Accrued interest receivable	2,608	2,505
Premises and equipment, net	1,272	977
Other assets	27,603	17,822

Total assets	$1,076,123	$1,024,552

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$170,011	$164,382
Interest-bearing	686,995	697,665

Total deposits	857,006	862,047
Borrowings	69,000	49,000
Accrued interest payable	1,619	1,444
Other liabilities	11,254	7,909
Junior subordinated debentures	17,527	17,527

Total liabilities	956,406	937,927

Commitments and contingencies (Note 2)	—	—
Shareholders’ equity:
Preferred stock, no par value, 2,000,000 shares authorized:
Series A Convertible 10% Cumulative Preferred Stock, 155,000 shares authorized, none issued or outstanding at June 30, 2012; 11,000 shares issued and outstanding at December 31, 2011; liquidation preference $100 per share plus accumulated and undeclared dividends at December 31, 2011	—	1,100
Series B Convertible 8.4% Noncumulative Preferred Stock, 300,000 shares authorized, 112,000 issued and outstanding at June 30, 2012 and December 31, 2011; liquidation preference $100 per share plus accumulated dividends and undeclared dividends at June 30, 2012 and December 31, 2011	8,747	8,747
Series C 8.4% Noncumulative Preferred Stock, 300,000 shares authorized, none issued and outstanding at June 30, 2012 and December 31, 2011; liquidation preference $100 per share plus accumulated dividends and undeclared dividends at June 30, 2012 and December 31, 2011	—	—
Common stock, no par value, 85,000,000 shares authorized, 16,658,296 and 12,273,003 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	110,685	84,742
Retained Earnings (Accumulated deficit)	1,257	(5,921)
Accumulated other comprehensive loss	(972)	(2,043)

Total shareholders’ equity	119,717	86,625

Total liabilities and shareholders’ equity	$1,076,123	$1,024,552

The accompanying notes are an integral part of these consolidated financial statements.

Part I. Item 1. (continued)

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except for shares and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Interest income
Loans, including fees	$9,887	$10,291	$19,265	$20,453
Securities available for sale and stock	392	1,125	1,269	2,398
Interest-bearing deposits with financial institutions	74	41	129	67

Total interest income	10,353	11,457	20,663	22,918
Interest expense
Deposits	1,898	2,507	3,949	5,004
Borrowings	311	358	555	716

Total interest expense	2,209	2,865	4,504	5,720

Net interest income	8,144	8,592	16,159	17,198
Provision for loan losses	1,850	—	1,450	—

Net interest income after provision for loan losses	6,294	8,592	14,709	17,198
Noninterest income
Total other-than-temporary impairment of securities	—	54	(25)	95
Less: Portion of other-than-temporary impairment losses recognized in other comprehensive loss	—	117	52	210

Net impairment loss recognized in earnings	—	(63)	(77)	(115)
Service fees on deposits and other banking services	245	251	478	524
Mortgage banking (including net gains on sales of loans held for sale)	8,450	1,328	12,981	2,167
Net gains on sale of securities available for sale	—	29	1,186	40
Net (loss) gain on sale of other real estate owned	130	99	111	206
Other	301	214	475	394

Total noninterest income	9,126	1,858	15,154	3,216
Noninterest expense
Salaries and employee benefits	6,531	4,008	12,148	7,985
Occupancy	669	637	1,321	1,267
Equipment and depreciation	520	358	918	715
Data processing	180	168	375	331
FDIC expense	545	380	1,159	1,182
Other real estate owned expense	1,877	822	3,701	1,196
Professional fees	1,403	1,081	2,629	2,042
Mortgage related loan expense	925	168	1,278	282
Provision for contingencies	—	—	339	—
Other operating expense	1,032	958	2,051	1,864

Total noninterest expense	13,682	8,580	25,919	16,864

Income before income taxes	1,738	1,870	3,944	3,550
Income tax (benefit) provision	(4,058)	630	(3,234)	630

Net income	5,796	1,240	7,178	2,920
Accumulated undeclared dividends on preferred stock	(234)	(316)	(468)	(628)

Net income allocable to common shareholders	$5,562	$924	$6,710	$2,292

Income per common share
Basic	$0.35	$0.09	$0.48	$0.22
Diluted	$0.35	$0.08	$0.47	$0.19
Weighted average number of common shares outstanding
Basic	15,778,678	10,434,665	14,087,522	10,434,665
Diluted	15,977,939	12,097,476	14,205,583	12,103,105

The accompanying notes are an integral part of these consolidated financial statements.

Part I. Item 1. (continued)

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income	$5,796	$1,240	$7,178	$2,920
Other comprehensive loss, net of tax:
Change in unrealized loss on securities available for sale	1,405	2,403	1,053	1,597
Change in net unrealized gain (loss) and prior service benefit on supplemental executive retirement plan	9	5	18	(37)

Total comprehensive income	$7,210	$3,648	$8,249	$4,480

The accompanying notes are an integral part of these consolidated financial statements.

Part I. Item 1. (continued)

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2012	2011
Cash Flows From Operating Activities:
Net income	$7,178	$2,920
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	268	249
Provision for loan losses	1,450	—
Net amortization of premium on securities	183	322
Net gains on sales of securities available for sale	(1,186)	(40)
Net gains on sales of loans held for sale	(13,995)	(1,621)
Net mark to market on mortgage loans held for sale	(6,352)	—
Proceeds from sales and principal reductions of mortgage loans held for sale	362,595	122,969
Originations and purchases of mortgage loans held for sale	(424,540)	(127,913)
Repurchases of mortgage loans held for sale	(864)	—
Other than temporary impairment on securities available for sale	77	115
Net amortization of deferred fees and unearned income on loans	(270)	(349)
Net gain on sales of other real estate owned	(111)	(206)
Net gain on sale of fixed assets	(25)	(18)
Write down of other real estate owned	429	376
Stock-based compensation expense	207	128
Net increase in deferred taxes	(6,369)	—
Changes in operating assets and liabilities:
Net (increase) decrease in accrued interest receivable	(103)	294
Net (increase) decrease in other assets	(2,730)	(2,262)
Net decrease in income taxes receivable	159	7,654
Net increase accrued interest payable	175	185
Net increase in other liabilities	3,377	(164)

Net cash (used in) provided by operating activities	(80,447)	2,639
Cash Flows From Investing Activities:
Net (increase) decrease in interest-bearing time deposits with financial institutions	(130)	460
Maturities of and principal payments received for securities available for sale and other stock	22,085	6,811
Purchase of securities available for sale and other stock	(107,357)	—
Proceeds from sale of securities available for sale and other stock	135,619	39,451
Proceeds from sale of other real estate owned	6,000	8,430
Capitalized cost of other real estate owned	(337)	(155)
Net (increase) decrease in loans	(48,191)	18,002
Net increase in loans held for sale	(990)	—
Purchases of premises and equipment	(574)	(139)
Proceeds from sales of loans	—	1,586
Net gain on sales of loans	—	(55)
Proceeds from sale of premises and equipment	36	18

Net cash provided by investing activities	6,161	74,409
Cash Flows From Financing Activities:
Proceeds from sale of common stock	24,591	—
Net (decrease) increase in deposits	(5,041)	26,368
Net increase (decrease) in borrowings	20,000	(59,000)
Proceeds from exercise of stock options	1	—
Proceeds from sale of stock purchase warrants	44	—

Net cash provided by (used in) financing activities	39,595	(32,632)
Net (decrease) increase in cash and cash equivalents	(34,691)	44,416
Cash and Cash Equivalents, beginning of period	96,467	32,678

Cash and Cash Equivalents, end of period	$61,776	$77,094

Supplementary Cash Flow Information:
Cash paid for interest on deposits and other borrowings	$4,329	$5,535

Cash paid for income taxes	318	815

Non-Cash Investing Activities:
Net increase (decrease) increase in net unrealized losses and prior year service cost on supplemental employee retirement plan, net of tax	$18	$(37)

Net change in net unrealized gains and losses on securities held for sale, net of income tax	$1,053	$1,597

Transfer of loans into other real estate owned	$—	$416

Transfer of loans held for sale to loans held for investment	$6,788	$1,586

Mark to market loss adjustment of equity securities	$173	$39

The accompanying notes are an integral part of these consolidated financial statements.

Part I. Item 1. (continued)

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Shares and dollars in thousands)

(Unaudited)

For The Six Months Ended June 30, 2012

	Series A, B, and C Preferred Stock		Common Stock		Accumulated Deficit	Accumulated Other Comprehensive (Loss)	Total
	Number of Shares	Amount	Number of Shares	Amount
Balance at January 1, 2012	123	$9,847	12,273	$84,742	$(5,921)	$(2,043)	$86,625
Sale of Common Stock			4,201	24,591			24,591
Series A cumulative preferred stock conversion to common stock	(11)	(1,100)	144	1,100	—	—	—
Series A cumulative preferred stock dividend	—	—	37	—	—	—	—
Stock based compensation expense	—	—	—	207	—	—	207
Stock options exercised	—	—	3	1	—	—	1
Stock warrants exercised	—	—	—	44	—	—	44
Net income	—	—	—	—	7,178	—	7,178
Change in unrealized gain on securities held for sale	—	—	—	—	—	1,053	1,053
Change in unrealized expense on supplemental executive retirement plan	—	—	—	—	—	18	18

Balance at June 30, 2012	112	$8,747	16,658	$110,685	$1,257	$(972)	$119,717

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

Substantially all of our operations are conducted and substantially all our assets are owned by the Bank, which accounts for substantially all of our consolidated revenues and expenses, and our earnings. The Bank provides a full range of banking services to small and medium-size businesses, professionals and the general public in Orange, Los Angeles, San Bernardino and San Diego Counties of California and is subject to competition from other banks and financial institutions and from financial services organizations conducting operations in those same markets.

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

2.	Significant Accounting Policies, Recent Accounting Pronouncements, Commitments and Contingencies

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all footnotes that would be required for a full presentation of our financial position, results of operations, changes in cash flows and comprehensive income (loss) in accordance with generally accepted accounting principles in the United States (“GAAP”). However, these interim financial statements reflect all adjustments (consisting of normal recurring adjustments and accruals) which, in the opinion of management, are necessary for a fair presentation of our consolidated financial position and results of operations for the interim periods presented.

These unaudited consolidated financial statements have been prepared on a basis consistent with prior periods, and should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2011, and the notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2011 (our “2011 10-K”), as filed with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934. The Company evaluates subsequent events through the date of the filing with the SEC.

Our consolidated financial position at June 30, 2012, and the consolidated results of operations for the three and six month periods ended June 30, 2012, are not necessarily indicative of what our financial position will be as of December 31, 2012, or of the results of our operations that may be expected for any other interim period or for the full year ending December 31, 2012.

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

Commitments and Contingencies

Commitments

To meet the financing needs of our customers in the normal course of business, we are a party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements. At June 30, 2012, loan commitments and letters of credit totaled $114 million and $1.0 million, respectively. The contractual amount of a credit-related financial instrument such as a commitment to extend credit, a credit-card arrangement or a letter of credit represents the amounts of potential accounting loss should the commitment be fully drawn upon, the customer were to default, and the value of any existing collateral securing the customer’s payment obligation become worthless.

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

During the first quarter of 2012, we began selling a portion of our mortgage loan production directly to secondary market investors on a “mandatory commitment” basis, agreeing to sell a specified dollar amount of mortgage loans at an agreed-upon price within a specified timeframe in order to avail ourselves of more favorable pricing on loan sales to investors. In order to mitigate interest rate risk on loans subject to such mandatory commitments, when we lock the interest rate for the borrowers on those loans prior to funding, we lock the price to sell the loans to investors in a mandatory commitment and enter into a mortgaged backed to-be-announced (“TBA”) security. The mandatory commitment and the TBA security act as a hedge against market interest rate movements between the time the interest rate is locked and the loan is funded and sold in the secondary market. TBA securities are deemed to be derivatives and involve off-balance sheet financial risk. The contractual or notional amounts of the TBA securities are tied to the Bank’s loan origination volume and we bear a financial risk from such securities. The unrealized fair value gains from the interest rate contracts and TBA security hedges were $1.5 million as of June 30, 2012, and are recorded in the Consolidated Balance Sheets. These gains or losses depend upon the value of the underlying financial instruments and are affected by market changes in interest rates.

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

Significant Accounting Policies, Recent Accounting Pronouncements, Commitments and Contingencies (Cont,-)

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

Following the entry of the final judgment by the trial court in February 2012, the Bank filed an appeal of the trial court’s rulings and the jury verdict, asserting that those rulings and the jury’s verdict were erroneous and that plaintiff is not entitled, as a matter of law, to an award of either compensatory or punitive damages. Because the appeals process has just begun, it is not possible at this time to predict, with any certainty, how the appellate courts will ultimately rule on our appeal. However, we believe that the judgment entered by the court against the Bank should be overturned on appeal.

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

Significant Accounting Policies, Recent Accounting Pronouncements, Commitments and Contingencies (Cont,-)

In August 2011, we completed the sale of $11.2 million of Series B Convertible 8.4% Series B Preferred Stock (the “Series B Preferred Stock”) and contributed the net proceeds from that sale to the Bank, thereby increasing its ratio of adjusted tangible shareholders’ equity to its tangible assets to 9.0%, as required by the DFI Order. At June 30, 2012, that ratio had increased to 10.75%.

3.	Earnings Per Share (“EPS”)

Basic EPS excludes dilution and is computed by dividing net income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted to common stock that would then share in our earnings. For the six months ended June 30, 2012 and 2011, 785,543 and 958,843 shares, respectively, of our common stock that were subject to stock options were excluded from the computation of diluted earnings per common share because they were anti-dilutive. Also, 352,444 shares of common stock subject to stock purchase warrants were excluded from the computation of diluted earnings per common share because their exercise rights are conditioned on future events.

The following table shows how we computed basic and diluted EPS for the six month periods ended June 30, 2012 and 2011.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except earnings per share data)	2012	2011	2012	2011
Net income (loss)	$5,796	$1,240	$7,178	$2,920
Accumulated undeclared dividends on preferred stock	(234)	(316)	(468)	(628)

Net income allocable to common shareholders(A)	$5,562	$924	$6,710	$2,292

Weighted average outstanding shares of common stock(B)	15,779	10,435	14,088	10,435
Dilutive effect of employee stock options and warrants	199	1,663	118	1,668

Common stock and common stock equivalents(C)	15,978	12,098	14,206	12,103

Income (Loss) per common share:
Basic (A/B)	$0.35	$0.09	$0.48	$0.22
Diluted (A/C)	$0.35	$0.08	$0.47	$0.19

4.	Stock-Based Employee Compensation Plans

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

Options to purchase a total of 1,493,465 shares of our common stock granted under the Previously Approved Plans were outstanding at June 30, 2012. Those plans had provided that, if any of those outstanding options were to expire or otherwise terminate, rather than being exercised, the shares that had been subject to those options would become available for the grant of new options under those plans. However, the 2010 Plan provides that if any of the outstanding options granted under the Previously Approved Plans expire or are terminated for any reason, then, the number of shares that would become available for grants or awards of equity incentives under the 2010 Plan would be increased by an equivalent number of shares, instead of becoming available for new equity incentive grants under the Previously Approved Plans. Assuming that all of the options that were outstanding under the Previously Approved Plans on the date the 2010 Plan was adopted were to expire or be cancelled, then the maximum number of shares that could be issued pursuant to equity incentives under the 2010 Plan would be 1,699,227 shares.

4.	Stock-Based Employee Compensation Plans (Cont,-)

Stock options entitle the recipients to purchase common stock at a price per share that may not be less than 100% of the fair market value of the Company’s shares on the respective grant dates of the stock options. Restricted shares may be granted at such purchase prices or outright and on such other terms, including restrictions and Company repurchase rights, as are fixed by the Compensation Committee at the time awards of restricted shares are granted. SARs entitle the recipient to receive a cash payment in an amount equal to the difference between the fair market value of the Company’s shares on the date of vesting and a “base price” (which, in most cases, will be equal to fair market value of the Company’s shares on the date of grant), subject to the right of the Company to make such payment in shares of its common stock at their then fair market value. Options, restricted shares and SARs may vest immediately or in installments over various periods generally ranging up to five years, subject to the recipient’s continued employment or service or the achievement of specified performance goals, as determined by the Compensation Committee at the time it grants or awards the options, the restricted shares or the SARs. Stock options and SARs may be granted for terms of up to 10 years after the date of grant, but will terminate sooner upon or shortly after a termination of service occurring prior to the expiration of the term of the option or SAR. The Company will become entitled to repurchase some or all of the unvested restricted shares, at the same price that was paid for the shares by the recipient, if any, in the event of a termination of employment or service of the holder of such shares or if any performance goals specified in the award are not satisfied prior to the vesting of those shares. To date, the Company has not granted any restricted shares or any SARs.

Under ASC 718-10, we recognize in our statements of operations the fair values of the options or any restricted shares that we grant as compensation cost over their respective service periods.

The fair values of the options that were outstanding at June 30, 2012 under the 2010 Plan or the Previously Approved Plans (collectively referred to as the “Plans”) were estimated as of their respective dates of grant using the Black-Scholes option-pricing model. For additional information regarding the Company’s stock based compensation plans, refer to Note 12 – “Stock-Based Employee Compensation Plans” in the Notes to Consolidated Financial Statement included in the Company’s 2011 10-K. The table below summarizes the weighted average assumptions used to determine the fair values of the options granted during the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
Assumptions with respect to:	2012	2011	2012	2011
Expected volatility	40%	40%	40%	40%
Risk-free interest rate	1.54%	2.74%	1.54%	2.74%
Expected dividends	0.26%	0.26%	0.26%	0.26%
Expected term (years)	6.6 – 8.2	6.6 – 8.2	6.6 – 8.2	6.6 – 8.2
Weighted average fair value of options granted during period	$1.54	$2.00	$1.54	$2.00

The following tables summarize the stock option activity under the Plans during the six months ended June 30, 2012 and 2011, respectively.

	Number of Shares	Weighted- Average Exercise Price Per Share	Number of Shares	Weighted- Average Exercise Price Per Share
	2012		2011
Outstanding – January 1,	1,153,741	$7.35	1,177,642	$7.57
Granted	421,500	4.88	45,500	4.34
Exercised	(5,328)	3.16	—	—
Forfeited/Canceled	(100,066)	7.5	(84,901)	7.65

Outstanding – June 30,	1,469,847	6.74	1,138,241	7.43

Options Exercisable – June 30,	828,899	$8.55	706,350	$9.72

Options to purchase 128 and 5,328 share of common stock were exercised during the three and six months ended June 30, 2012, respectively. There were no options exercised to purchase shares of common stock in the three and six months ended June 2011. The fair values of options vested during the six months ended June 30, 2012 and 2011 were $158,300 and $55.000, respectively.

4.	Stock-Based Employee Compensation Plans (Cont,-)

The following table provides additional information regarding the vested and unvested options that were outstanding at June 30, 2012.

	Options Outstanding as of June 30, 2012				Options Exercisable as of June 30, 2012(1)
	Vested	Unvested	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Shares	Weighted Average Exercise Price
$ 2.97 – $5.99	350,498	635,806	$4.06	8.67	350,498	$3.48
$ 6.00 – $9.99	27,800	4,800	7.22	2.55	27,800	7.28
$10.00 – $12.99	310,100	—	11.23	1.63	310,100	11.23
$13.00 – $17.99	121,001	342	15.09	3.14	121,001	15.09
$18.00 – $18.84	19,500	—	18.06	3.59	19,500	18.06

	828,899	640,948	$6.74	6.52	828,899	$8.55

(1)	The weighted average remaining contractual life of the options that were exercisable as of June 30, 2012 was 4.56 years.

The aggregate intrinsic values of options that were outstanding and exercisable under the Plans at June 30, 2012 and 2011 were $1.2 million and $146,000, respectively.

A summary of the status of the unvested options as of December 31, 2011, and changes in the number of shares subject to and in the weighted average grant date fair values of the unvested options during the six months ended June 30, 2012, are set forth in the following table.

	Number of Shares Subject to Options	Weighted Average Grant Date Fair Value
Unvested at December 31, 2011	352,049	$1.39
Granted	421,500	2.34
Vested	(105,111)	1.47
Forfeited/Cancelled	(27,490)	2.99

Unvested at June 30, 2012	640,948	$1.99

The aggregate amounts of stock based compensation expense recognized in our consolidated statements of operations for the six months ended June 30, 2012 and 2011, were $132,000 and $106,000, respectively, in each case net of taxes. At June 30, 2012, the weighted average period over which nonvested awards were expected to be recognized was 1.32 years.

The following table sets forth the compensation expense which was expected to be recognized during the periods presented below in respect of non-vested stock options outstanding at June 30, 2012:

Estimated Stock Based Compensation Expense
(Dollars in thousands)
For the years ending December 31,
Reminder of 2012	$251
2013	462
2014	343
2015	109
2016	21

$1,186

5.	Employee Benefit Plan

The Company has established a Supplemental Retirement Plan (“SERP”) for its Chief Executive Officer. The components of net periodic benefit cost for the SERP are set forth in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Service cost	$51	$50	$102	$99
Interest cost	41	36	80	71
Expected return on plan assets	—	—	—	—
Amortization of prior service cost	4	4	8	8
Amortization of net actuarial loss	(11)	2	(23)	3

Net periodic SERP cost	$85	$92	$167	$181

6.	Income Taxes

We record as a “deferred tax asset” on our balance sheet an amount equal to the tax credit and tax loss carryforwards and tax deductions (“tax benefits”) that we believe will be available to us to offset or reduce the amounts of our income taxes in future periods. Under applicable federal and state income tax laws and regulations, such tax benefits will expire if not used within specified periods of time. Accordingly, the ability to fully use our deferred tax asset depends on the amount of taxable income that we generate during those time periods. At least once each year, or more frequently, if warranted, we make estimates of future taxable income that we believe we are likely to generate during those future periods. If we conclude, on the basis of those estimates and the amount of the tax benefits available to us, that it is more likely than not that we will be able to fully utilize those tax benefits prior to their expiration, we recognize the deferred tax asset in full on our balance sheet. On the other hand, if we conclude on the basis of those estimates and the amount of the tax benefits available to us that it has become more likely than not that we will be unable to utilize those tax benefits in full prior to their expiration, then, we would establish (or increase any existing) valuation allowance to reduce the deferred tax asset on our balance sheet to the amount which we believe we are more likely than not to be able to utilize. Such a reduction is implemented by recognizing a non-cash charge that would have the effect of increasing the provision, or reducing any credit, for income taxes that we would otherwise have recorded in our statements of operations. The determination of whether and the extent to which we will be able to utilize our deferred tax asset involves significant management judgments and assumptions that are subject to period to period changes as a result of changes in tax laws, or changes in market or economic conditions that could affect our operating results or result in variances between our actual operating results and our projected operating results, as wells as other factors.

During the fourth quarter of 2008, we concluded that it had become more likely than not that our taxable income in the foreseeable future would not be sufficient to enable us to realize our deferred tax asset in its entirety. That conclusion was based on our consideration of the relative weight of the available evidence, including the rapid deterioration in market and economic conditions, and the uncertainties regarding the duration of, and how our future operating results would be affected by, those conditions. As a result, we recorded a $3.0 million valuation allowance against our deferred tax asset for the portion of the tax benefits which, based on our assessment, we were more likely, than not, to be unable to use prior to their expiration.

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

6.	Income Taxes (Cont,-)

At June 30, 2012 we conducted another assessment of the realizability of our deferred tax asset and due to a strengthening of economic conditions and the earnings we were generating from operations, we determined that it had become more likely, than not, that we would be able to use approximately $13.8 million of the income tax benefits comprising our deferred tax asset to offset or reduce taxes in future years. As a result we reduced the valuation allowance that we had previously established against our deferred tax asset, which resulted in the recognition of a non-cash income tax benefit for the second quarter of 2012 in the amount of $5.0 million.

We file income tax returns with the U.S. federal government and the state of California. As of June 30, 2012, we were subject to examination by the Internal Revenue Service with respect to our U.S. federal and Franchise Tax Board for California state income tax returns for the 2008 to 2011 tax years. We do not believe there will be any material adverse changes in our unrecognized tax benefits over the next 12 months.

Net operating losses (“NOLs”) on our U.S. federal and California state income tax returns for tax year 2010 may be carried forward 20 years. Beginning in 2012, California taxpayers may carryback losses for two years and carry them forward for 20 years, which will conform to the U.S. tax laws by 2013. We expect (although no assurance can be given) that we will generate taxable income in future years in amounts that will enable us to use the California NOL generated in prior years to reduce California taxes.

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

Loans Held for Sale (LHFS). Effective December 1, 2011, the Company elected to measure new LHFS at fair value. The remaining LHFS are carried at the lower of cost or market. Fair value is based on quoted market prices. We classify those loans subjected to recurring fair value adjustments as Level 2.

7.	Fair Value Measurements (Cont,-)

The following table shows the recorded amounts of assets measured at fair value on a recurring basis.

	At June 30, 2012
	Total	Level 1	Level 2	Level 3
(Dollars in thousands)
Investment securities available for sale:
Mortgage backed securities issued by U.S. agencies	$91,339	—	$91,339	—
Municipal securities	470	—	470	—
Collateralized mortgage obligations issued by non-agency	2,640	—	2,640	—
Asset backed securities	237	—	—	237
Mutual funds	4,425	4,425	—	—

Total securities available for sale at fair value	99,111	4,425	94,449	237
Loans held for sale	138,301	—	138,301	—

Total assets measured at fair value on a recurring basis	$237,412	$4,425	$232,750	$237

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

The changes in Level 3 assets measured at fair value on a recurring basis are summarized in the following table:

Investment Securities Available for Sale
(Dollars in thousands)
Balance of recurring Level 3 instruments at January 1, 2012	$1,035
Total gains or losses (realized/unrealized):
Included in earnings-realized	—
Included in earnings-unrealized(1)	(77)
Included in other comprehensive income	2,022
Purchases	—
Sales	—
Issuances	—
Settlements	—
Transfers in and/or out of Level 3	(2,743)

Balance of Level 3 assets at June 30, 2012	$237

(1)	Amount reported as other than temporary impairment loss in the noninterest income portion of the Statement of Operations.

At June 30, 2012, a single non-agency collateralized mortgage obligation security was moved from a Level 3 asset to a Level 2 asset. As of that date, this security was determined to have a fair value of $657,000, an amortized cost of 669,000 and an unrealized loss of approximately $12,000. The recovery of home prices and the improved liquidity in the whole loan, jumbo mortgage market provided for additional liquidity for similar instruments and was the reason for the change in levels.

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

We have elected to use fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Securities available for sale and certain mortgage loans are recorded at fair value on a recurring basis. Additionally, from time to time, we may be required to record at fair value other assets on a nonrecurring basis, such as loans held for investment. These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets.

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

Information regarding assets measured at fair value on a nonrecurring basis is set forth in the table below.

	At June 30, 2012
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Impaired loans	$38,556	$—	$15,064	$23,492
Loans held for sale not held at fair value	5,287	—	5,287	—
Other assets(1)	34,086	—	34,086	—

Total	$77,929	$—	$54,437	$23,492

(1)	Includes foreclosed assets.

There were no transfers in or out of Level 3 measurements for nonrecurring items during the six months ended June 30, 2012.

7.	Fair Value Measurements (Cont,-)

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

Commitments to Extend Credit and Standby Letters of Credit. The fair value of commitments to extend credit and standby letters of credit, are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. These fees were not material in amount either at June 30, 2012, or December 31, 2011.

The estimated fair values and related carrying amounts of the Company’s financial instruments are as follows:

	June 30, 2012		December 31, 2011
(Dollars in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and cash equivalents	$61,776	$61,776	$96,467	$96,467
Interest-bearing deposits with financial institutions	1,553	1,553	1,423	1,423
Federal Reserve Bank and Federal Home Loan Bank stock	10,729	10,729	11,154	11,154
Securities available for sale	99,111	99,111	147,909	147,909
Mortgage loans held for sale	143,588	143,588	66,230	66,230
Loans, net	693,115	683,497	641,962	626,227
Financial Liabilities:
Noninterest bearing deposits	170,011	170,011	164,382	164,382
Interest-bearing deposits	686,995	687,530	697,665	698,797
Borrowings	69,000	69,272	49,000	58,409
Junior subordinated debentures	17,527	17,527	17,527	17,527

Fair Value Option. The following table reflects the differences between the fair value carrying amount of LHFS measured at fair value under ASU 825 and the aggregate unpaid principal amount we are contractually entitled to receive at maturity.

June 30, 2012
(Dollars in thousands)	Fair Value Carrying Amount	Aggregate Unpaid Principal	Fair Value Carrying Amount Less Aggregate Unpaid Principal
Loans held for sale reported at fair value:
Total loans	$138,301	$130,622	$7,679
Nonaccrual loans	—	—	—
Loans 90 days or more past due and still accruing	—	—	—

7.	Fair Value Measurements (Cont,-)

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

Loans Held for Sale at Fair Value	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2012	2011	2012	2011
Changes in fair value included in net income:
Mortgage banking noninterest income	$4,901	—	$6,352	—

8.	Investment Securities Available For Sale

The following table sets forth the major components of securities available for sale and compares the amortized costs and estimated fair market values of, and the gross unrealized gains and losses on, these securities at June 30, 2012 and December 31, 2011:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Securities available for sale at June 30, 2012:
Mortgage backed securities issued by U.S. Agencies(1)	91,031	327	(19)	91,339

Total	91,031	327	(19)	91,339
Municipal securities	470	—	—	470
Collateralized mortgage obligations issued by non-agency(1)	2,819	—	(179)	2,640
Asset backed securities(2)	2,247	—	(2,010)	237
Mutual funds(3)	4,425	—	—	4,425

Total Securities Available for Sale	$100,992	$327	$(2,208)	$99,111

Securities available for sale at December 31, 2011:
Mortgage-backed securities issued by US agencies	$133,859	$630	$(363)	$134,126
Municipal securities	6,389	96	(42)	6,443
Non-agency collateralized mortgage obligations	3,040	—	(455)	2,585
Asset backed securities	2,324	—	(1,944)	380
Mutual fund	4,375	—	—	4,375

Total securities available for sale	$149,987	$726	$(2,804)	$147,909

(1)	Secured by closed-end first lien 1-4 family residential mortgages.
(2)	Comprised of a security that represents an interest in a pool of trust preferred securities issued by U.S.-based banks and insurance companies
(3)	Consists primarily of mutual fund investments in closed-end first lien 1-4 family residential mortgages.

At June 30, 2012 and December 31, 2011, U.S. agencies/mortgage backed securities and collateralized mortgage obligations with an aggregate fair market value of $10 million and $12 million, respectively, were pledged to secure Federal Home Loan Bank borrowings, repurchase agreements, local agency deposits and Treasury, tax and loan accounts.

8.	Investment Securities Available For Sale (Cont,-)

The amortized cost and estimated fair values of securities available for sale at June 30, 2012 and December 31, 2011, are shown in the table below by contractual maturities and historical prepayments based on the prior twelve months of principal payments. Expected maturities will differ from contractual maturities and historical prepayments, particularly with respect to collateralized mortgage obligations, primarily because prepayment rates are affected by changes in conditions in the interest rate market and, therefore, future prepayment rates may differ from historical prepayment rates.

	At June 30, 2012 Maturing in
(Dollars in thousands)	One year or less	Over one year through five years	Over five years through ten years	Over ten Years	Total
Securities available for sale, amortized cost	$6,814	$29,690	$30,410	$34,078	$100,992
Securities available for sale, estimated fair value	6,822	29,591	30,533	32,166	99,111
Weighted average yield	2.13%	2.13%	2.09%	2.01%	2.07%

	At December 31, 2011 Maturing in
(Dollars in thousands)	One year or less	Over one year through five years	Over five years through ten years	Over ten Years	Total
Securities available for sale, amortized cost	$13,443	$44,574	$38,950	$53,020	$149,987
Securities available for sale, estimated fair value	13,388	44,353	39,087	51,081	147,909
Weighted average yield	2.15%	2.32%	2.43%	2.48%	2.39%

The Company recognized net gains on sales of securities available for sale of $776,000, net of $410,000 of taxes, on sale proceeds of $136 million during the six months ended June 30, 2012 and $33,000, net of $7,000 of taxes, on sale proceeds of $6 million during the six months ended June 30, 2011.

The table below indicates, as of June 30, 2012, the gross unrealized losses and fair values of our investments, in thousands of dollars, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	Securities with Unrealized Loss at June 30, 2012
	Less than 12 months		12 months or more		Total
Dollars in thousands	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Mortgage backed securities issued by U.S. Agencies	23,129	(18)	40	(1)	23,169	(19)
Municipal securities	—	—	—	—	—	—
Non-agency collateralized mortgage obligations	—	—	2,640	(179)	2,640	(179)
Asset backed securities	—	—	237	(2,010)	237	(2,010)

Total temporarily impaired securities	$23,129	$(18)	$2,917	$(2,190)	$26,046	$(2,208)

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

8.	Investment Securities Available For Sale (Cont,-)

Through the impairment assessment process, we determined that the available-for-sale securities discussed below were other-than-temporarily impaired at June 30, 2012. We recorded in our consolidated statements of operations for the three month period ended June 30, 2012 no impairment of credit losses on available-for-sale securities. The OTTI related to factors other than credit losses, in the aggregate amount of $2.0 million, was recognized as other comprehensive loss in our balance sheet at June 30, 2012.

The table below presents a roll-forward of OTTI where a portion attributable to non-credit related factors was recognized in other comprehensive loss for the six months ended June 30, 2012:

(Dollars in thousands)	Gross Other- Than- Temporary Impairments	Other-Than- Temporary Impairments Included in Other Comprehensive Loss	Net Other-Than Temporary Impairments Included in Retained Earnings
Balance — December 31, 2011	$(2,707)	$(2,053)	$(654)
Additions for credit losses on securities for which an OTTI was not previously recognized	(25)	52	(77)

Balance — March 31, 2012	$(2,732)	$(2,001)	$(731)
Additions for credit losses on securities for which an OTTI was not previously recognized	(20)	(20)	—

Balance — June 30, 2012	$(2,752)	$(2,021)	$(731)

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

Based on our OTTI assessment process, we determined that there were two different investment securities, an asset backed security and a non-agency collateralized mortgage obligation (“CMO”), in our portfolio of securities held for sale that had become or were impaired as of June 30, 2012.

Asset-Backed Security. At June 30, 2012, we had one impaired asset backed security in our portfolio of available for sale investment securities. This security is a multi-class, cash flow collateralized bond obligation backed by a pool of trust preferred securities issued by a diversified pool of 56 issuers which consisted of 45 U.S. depository institutions and 11 insurance companies at the time of the security’s issuance in November 2007. This security was part of a $363 million issuance. The security that we own (CUSIP 74042CAE8) in the mezzanine class B piece security had a variable interest rate of 3 month LIBOR +60 basis points and a rating of Aa2/AA by Moody’s and Fitch at the time of issuance. We purchased $3.0 million face value of this security in November 2007 at a price of 95.21% for a total purchase price of $2,856,420.

As of June 30, 2012 the amortized cost of this security was $2.3 million with a fair value of $237,000 for an approximate unrealized loss of $2.0 million. Currently, the security has a Ca rating from Moody’s and CC rating from Fitch and has experienced $47.5 million in defaults (13.2% of total current collateral) and $49.5 million in payment deferrals (13.7% of total current collateral) from issuance to June 30, 2012. Since June 30, 2010, the security has not paid its scheduled quarterly interest payment, and the Company has not accrued interest on this security. The Company estimates that the security could experience another $63.5 million in defaults before we would not receive all of its contractual cash flows. This analysis is based on the following assumptions: future default rates of 2.0%, prepayment rates of 1% until maturity, and 15% recovery of future defaults. We have recognized no impairment losses in earnings with respect to this security for the three months ended June 30, 2012 and $77,000 for the six months ended June 30, 2011.

Non Agency CMO. Through our impairment analysis, we identified one non-agency collateralized mortgage obligation security (a “CMO”) with respect to which we recognized OTTI at June 30, 2012. This CMO is a “Super Senior Support” bond, which was originated in 2005, was then rated AAA by Standard & Poor’s and Aa1 by Moody’s, and had a credit support of 2.5% of the total balance at issuance. At June 30, 2012, the security was rated BBB and Caa3 by Standard and Poor’s and Moody’s, respectively, and was determined to have a fair value of $657,000, as compared to an amortized cost of $669,000, resulting in an unrealized loss of approximately $12,000. The CMO is collateralized by a pool of one-to-four family, fully amortizing residential first mortgage loans that bear interest at a fixed rate for approximately five years, after which they bear interest at variable rates with annual resets.

8.	Investment Securities Available For Sale (Cont,-)

At June 30, 2011, credit support underlying this CMO was approximately 5.2% and delinquencies that were 60 days or over totaled approximately 3.8%. Factors considered in determining that this security was impaired included the changes in the ratings of the security, the current level of subordination from other CMO classes, anticipated prepayment rates, cumulative default rates and the loss severity given a default.

Based on our impairment assessment and analysis, we recorded no impairment charge in our statement of operations for the six months ended June 30, 2012 with respect to this security. The unrealized loss on this security, of $12,000, was recognized in other comprehensive loss on our balance sheet, because we concluded that this loss was attributable to non-credit factors, such as external market conditions, the limited liquidity of the security and risks of potential additional declines in the housing market.

We have made a determination that the remainder of our securities with respect to which there were unrealized losses as of June 30, 2012 are not other-than-temporarily impaired, because we have concluded that we have the ability to continue to hold those securities until their respective fair market values increase above their respective amortized costs or, if necessary, until their respective maturities. In reaching that conclusion we considered a number of factors and other information, which included: (i) the significance of each such security, (ii) the amount of the unrealized losses attributable to each such security, (iii) our liquidity position, (iv) the impact that retention of those securities could have on our capital position and (v) our evaluation of the expected future performance of these securities (based on the criteria discussed above).

Impairment Losses on OTTI Securities

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Asset Backed Security	$—	$63	$77	$115
Non Agency CMO	—	—	—	—

Total impairment loss recognized in earnings	$—	$63	$77	$115

9.	Loans and Allowance for Loan Losses

The composition of the Company’s loan portfolio as of June 30, 2012 and December 31, 2011 was as follows:

	June 30, 2012		December 31, 2011
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial loans	$173,637	24.5%	$179,305	27.2%
Commercial real estate loans — owner occupied	158,039	22.3%	170,960	26.0%
Commercial real estate loans — all other	155,118	21.9%	121,813	18.5%
Residential mortgage loans — multi-family	74,930	10.6%	65,545	10.0%
Residential mortgage loans — single family	87,227	12.3%	68,613	10.4%
Construction loans	—	—%	2,047	0.3%
Land development loans	27,488	3.9%	25,638	3.9%
Consumer loans	31,959	4.5%	24,358	3.7%

Gross loans	708,398	100.0%	658,279	100.0%

Deferred fee (income) costs, net	(635)		(690)
Allowance for loan losses	(14,648)		(15,627)

Loans, net	$693,115		$641,962

At June 30, 2012 and December 31, 2011, real estate loans of approximately $141 million and $161 million, respectively, were pledged to secure borrowings obtained from the Federal Home Loan Bank.

9.	Loans and Allowance for Loan Losses (Cont,-)

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

	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012	Year Ended December 31, 2011
	(Dollars in thousands)
Balance, beginning of period	$13,634	$15,627	$18,101
Charged off loans	(991)	(2,661)	(2,736)
Recoveries on loans previously charged off	155	232	1,095
Provision for loan losses	1,850	1,450	(833)

Balance, end of period	$14,648	$14,648	$15,627

9.	Loans and Allowance for Loan Losses (Cont,-)

Set forth below is information regarding loan balances and the related allowance for loan losses, by portfolio type, for the six months ended June 30, 2012 and the year ended December 31, 2011.

(Dollars in thousands)	Commercial	Real Estate	Construction and Land Development	Consumer and Single Family Mortgages	Total
Six Months Ended June 30, 2012
Allowance for loan losses:
Balance at beginning of period	$8,908	$5,777	$316	$626	$15,627
Charge offs	(1,668)	(655)	(80)	(258)	(2,661)
Recoveries	221	1	0	10	232
Provision	947	(219)	490	232	1,450

Balance at end of period	$8,408	$4,904	$726	$610	$14,648

Three Months Ended June 30, 2012
Allowance for loan losses:
Balance at beginning of period	$6,223	$6,363	$265	$783	$13,634
Charge offs	(948)	—	(29)	(14)	(991)
Recoveries	148	—	—	7	155
Provision	2,985	(1,459)	490	(166)	1,850

Balance at end of period	$8,408	$4,904	$726	$610	$14,648

Allowance balance at June 30, 2012 related to:
Loans individually evaluated for impairment	$4,049	$189	$—	$—	$4,238

Loans collectively evaluated for impairment	$4,359	$4,715	$726	$610	$10,410

Loans balance at June 30, 2012:
Loans individually evaluated for impairment	$18,761	$16,921	$528	$733	$36,943
Loans collectively evaluated for impairment	154,876	371,166	26,960	118,453	671,455

Ending Balance	$173,637	$388,087	$27,488	$119,186	$708,398

December 31, 2011
Allowance for loan losses:
Balance at beginning of year	$10,017	$6,351	$830	$903	$18,101
Charge offs	(1,218)	(1,315)	(138)	(65)	(2,736)
Recoveries	1,067	3	—	25	1,095
Provision	(958)	738	(376)	(237)	(833)

Balance at end of year	$8,908	$5,777	$316	$626	$15,627

Allowance balance at end of year related to:
Loans individually evaluated for impairment	$1,648	$1,135	$—	$—	$2,783

Loans collectively evaluated for impairment	$7,260	$4,642	$316	$626	$12,844

Loans balance at end of year:
Loans individually evaluated for impairment	$5,140	$10,088	$2,597	$570	$18,395
Loans collectively evaluated for impairment	174,165	348,230	25,088	92,401	639,884

Ending Balance	$179,305	$358,318	$27,685	$92,971	$658,279

9.	Loans and Allowance for Loan Losses (Cont,-)

Credit Quality

The quality of the loans in the Company’s loan portfolio is assessed as a function of net credit losses and the amounts of the nonperforming assets and delinquencies that occur within our loan portfolio. These factors are an important part of our overall credit risk management process and our evaluation of the adequacy of the ALL.

The following table provides a summary of the delinquency status of loans by portfolio type:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater	Total Past Due	Current	Total Loans Outstanding	Loans >90 Days and Accruing(1)
June 30, 2012
Commercial loans	$8,757	$3,482	$4,775	$17,014	$156,623	$173,637	$—
Commercial real estate loans – owner-occupied	—	—	5,491	5,491	152,548	158,039	—
Commercial real estate loans – all other	—	—	—	—	155,118	155,118	—
Residential mortgage loans – multi-family	—	—	—	—	74,930	74,930	—
Residential mortgage loans – single family	347	—	—	347	86,880	87,227	—
Construction loans	—	—	—	—	—	—	—
Land development loans	320	—	528	848	26,640	27,488	—
Consumer loans	2	—	—	2	31,957	31,959	—

Total	$9,426	$3,482	$10,794	$23,702	$684,696	$708,398	$—

December 31, 2011
Commercial loans	$1,877	$159	$2,021	$4,057	$175,248	$179,305	$—
Commercial real estate loans – owner occupied	—	2,016	—	2,016	168,944	170,960	—
Commercial real estate loans – all other	—	—	—	—	121,813	121,813	—
Residential mortgage loans – multi-family	—	859	—	859	64,686	65,545	—
Residential mortgage loans – single family	80	1,050	492	1,622	66,991	68,613	—
Construction loans	—	—	2,047	2,047	—	2,047	—
Land development loans	—	—	550	550	25,088	25,638	—
Consumer loans	—	—	—	—	24,358	24,358	—

Total	$1,957	$4,084	$5,110	$11,151	$647,128	$658,279	$—

(1)	At June 30, 2012 the Company did not have any loans that were past due 90 days or more and still accruing interest.

As the above table indicates, total past due loans increased by $12.6 million, to $23.7 million at June 30, 2012, from $11.2 million at December 31, 2011. Loans past due 90 days or more increased by $5.7 million, to $10.8 million at June 30, 2012, from $5.1 million at December 31, 2011. That increase in loans 90 days or more past due was attributable primarily to (i) a $2.8 million increase in past due commercial loans as a result of the bankruptcy of a borrower, and (ii) a $5.5 million increase in past due owner-occupied commercial real estate loans to three borrowers, partially offset by the foreclosure and resulting transfer of a $2.0 million construction loan into other real estate owned. These loans are in various stages of collection and the adequacy of the collateral securing the repayment of and the prospects for recoveries on these loans are reflected in the allowance for loan losses at June 30, 2012.

Between December 31, 2011 and June 30, 2012, loans 30-59 days past due increased by $7.5 million, primarily as a result of an $8.2 million commercial loan relationship, with respect to which we had established specific reserves of $2.6 million during the second quarter of 2012. This relationship was current and no longer past due at July 31, 2012.

Generally, the accrual of interest on a loan is discontinued when principal or interest payments become more than 90 days past due, unless management believes the loan is adequately collateralized and it is in the process of collection. There were no loans 90 days or more past due and still accruing interest at June 30, 2012 or December 31, 2011. In certain instances, when a loan is placed on non-accrual status, previously accrued but unpaid interest is reversed against current income. Subsequent collections of cash are applied as principal reductions when received, except when the ultimate collectability of principal is probable, in which case payments are applied to accrued and unpaid interest, which is credited to income. Non-accrual loans may be restored to accrual status when principal and interest become current and full repayment is expected.

9.	Loans and Allowance for Loan Losses (Cont,-)

The following table provides information, as of June 30, 2012 and December 31, 2011, with respect to loans on nonaccrual status, by portfolio type:

	June 30, 2012	December 31, 2011
	(Dollars in thousands)
Nonaccrual loans:
Commercial loans	$10,280	$4,702
Commercial real estate loans – owner occupied	5,491	2,016
Commercial real estate loans – all other	4,071	4,214
Residential mortgage loans – single family	524	570
Construction loans	—	2,047
Land development loans	528	550
Consumer loans	—	—

Total	$20,894	$14,099

As the above table indicates, at June 30, 2012, nonaccrual loans increased to $20.9 million from $14.1 million at December 31, 2011 (after giving effect to the foreclosure and transfer of a $2.1 million nonaccrual loan into other real estate owned in the first quarter of 2012). During July 2012, we renegotiated one of the nonaccrual loans, in the amount of $3.4 million, on terms pursuant to which the borrower made a $2.4 million principal reduction payment to us in cash, leaving a fully collateralized unpaid balance of $1.0 million on that loan, which is now current. Another $6.1 million of the increase in nonaccrual loans during the six months ended June 30, 2012 was attributable to a bankruptcy filing by the borrower. However, that borrower’s loans are collateralized and we are seeking a relief from the stay in bankruptcy to be able to foreclose or sell the collateral. Nonaccrual loans which had been brought current and were being paid by the borrowers in accordance with their terms increased to $6.6 million at June 30, 2012 from $5.0 million at December 31, 2011.

9.	Loans and Allowance for Loan Losses (Cont,-)

The Company classifies its loan portfolio using internal credit quality ratings. The following table provides a summary of loans by portfolio type and the Company’s internal credit quality ratings as of June 30, 2012 and December 31, 2011, respectively.

(Dollars in thousands)	June 30, 2012	December 31, 2011	Increase (Decrease)
Pass:
Commercial loans	$135,717	$149,522	(13,805)
Commercial real estate loans – owner occupied	137,474	148,380	(10,906)
Commercial real estate loans – all other	134,013	109,482	24,531
Residential mortgage loans – multi family	71,020	61,190	9,830
Residential mortgage loans – single family	85,418	66,631	18,787
Construction loans	—	—	—
Land development loans	12,035	16,758	(4,723)
Consumer loans	31,959	24,358	7,601

Total pass loans	$607,636	$576,321	$31,315

Special Mention:
Commercial loans	$10,250	$4,570	$5,680
Commercial real estate loans – owner occupied	—	6,826	(6,826)
Commercial real estate loans – all other	3,888	2,553	1,335
Residential mortgage loans – multi family	3,910	3,316	594
Residential mortgage loans – single family	347	1,014	(667)
Construction loans	—	—	—
Land development loans	8,254	8,330	(76)
Consumer loans	—	—	—

Total special mention loans	$26,649	$26,609	$40

Substandard:
Commercial loans	$27,670	$24,551	$3,119
Commercial real estate loans – owner occupied	20,565	15,754	4,811
Commercial real estate loans – all other	17,218	9,778	7,440
Residential mortgage loans – multi family	—	1,039	(1,039)
Residential mortgage loans – single family	1,461	968	493
Construction loans	—	2,047	(2,047)
Land development loans	7,199	550	6,649
Consumer loans	—	—	—

Total substandard loans	$74,113	$54,687	$19,426

Doubtful:
Commercial loans	$—	$662	$(662)
Commercial real estate loans – owner occupied	—	—	—
Commercial real estate loans – all other	—	—	—
Residential mortgage loans – multi family	—	—	—
Residential mortgage loans – single family	—	—	—
Construction loans	—	—	—
Land development loans	—	—	—
Consumer loans	—	—	—

Total doubtful loans	$—	$662	$(662)

Total Outstanding Loans, gross:	$708,398	$658,279	$50,119

9.	Loans and Allowance for Loan Losses (Cont,-)

As the above table indicates, the Company’s total loans approximated $708 million at June 30, 2012, an increase of $50 million from $658 million at December 31, 2011. The disaggregation of the portfolio by risk rating in the table above reflects the following changes between December 31, 2011 and June 30, 2012:

•

Loans rated “pass” increased $32 million to $608 million at June 30, 2012 from $576 million at December 31,2011, due primarily to the $50 million increase in total loans outstanding, partially offset by approximately $21 million in loans downgraded to “substandard”.

•

Loans classified “substandard” increased to $74.1 million at June 30, 2012, from $54.7 million at December 31, 2011, due primarily to net transfers of $21 million of loans into “substandard” from “pass”. Although those loans are being paid in accordance with their terms by the borrowers and are collateralized by real properties, they were downgraded to substandard as a result of recent liquidity weaknesses and uncertainties regarding the future debt service capabilities of the borrowers.

•	A $662,000 loan that had been classified as “doubtful” at December 31, 2011 was subsequently upgraded to “substandard” after the borrower brought the loan current during the second quarter of 2012.

At June 30, 2012, we had no loans that were classified as “doubtful”.

The ALL at June 30, 2012, totaled nearly $14.6 million, or 2.07% of the loans then outstanding. That amount was $1.0 million higher than the ALL at March 31, 2012, which totaled $13.6 million, or 1.98% of loans then outstanding, This increase was due to the transfers of loans into “substandard” from “pass” at noted above, and an increase in delinquent loans at June 30, 2012 from March 31, 2012. The ALL at June 30, 2012 was $1.0 million lower than at December 31, 2011, when the ALL was $15.6 million, or 2.37% of the loans then outstanding. This decrease was due to net charge-offs of $2.4 million, partially offset by a $1.4 million provision that we made for possible loan losses during the six months ended June 30, 2012.

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

The following table sets forth information regarding nonaccrual loans and restructured loans, at June 30, 2012 and December 31, 2011:

(Dollars in thousands)	June 30, 2012	December 31, 2011
Impaired loans:
Nonaccruing loans	$14,714	$9,885
Nonaccruing restructured loans	6,180	4,214
Accruing restructured loans	16,180	—
Accruing impaired loans	1,282	4,296

Total impaired loans	$38,356	$18,395

Impaired loans less than 90 days delinquent and included in total impaired loans	$24,163	$13,285

The increase of $10.9 million in impaired loans to $24.2 million at June 30, 2012, from $13.3 million at December 31, 2012, was primarily attributable to two loans aggregating $8.2 million to a single borrower for which there are adequate collateral or reserves.

9.	Loans and Allowance for Loan Losses (Cont,-)

The table below contains additional information with respect to impaired loans, by portfolio type, for the periods ended June 30, 2012 and December 31, 2011:

	Recorded Investment	Unpaid Principal Balance	Related Allowance (1)	Average Recorded Investment	Interest Income Recognized
(Dollars in thousands)
June 30, 2012
With no related allowance recorded:
Commercial loans	$8,082	$10,102	$—	$4,170	$164
Commercial real estate loans – owner occupied	6,919	7,400	—	5,883	12
Commercial real estate loans – all other	5,471	5,471	—	4,350	163
Residential mortgage loans – multi-family	—	—	—	45	—
Residential mortgage loans – single family	1,001	1,125	—	1,063	15
Construction loans	—	—	—	512	—
Land development loans	528	554	—	652	—
Consumer loans	—	—	—	—	—
With an allowance recorded:
Commercial loans	$12,284	$12,340	$4,049	$5,232	$268
Commercial real estate loans – owner occupied	—	—	—	965	—
Commercial real estate loans – all other	4,071	4,772	189	4,178	98
Residential mortgage loans – multi-family	—	—	—	45	—
Residential mortgage loans – single family	—	—	—	—	—
Construction loans	—	—	—	512	—
Land development loans	—	—	—	—	—
Consumer loans	—	—	—	—	—
Total:
Commercial loans	$20,366	$22,442	$4,049	$9,402	$432
Commercial real estate loans – owner occupied	6,919	7,400	—	6,848	12
Commercial real estate loans – all other	9,542	10,243	189	8,528	261
Residential mortgage loans – multi-family	—	—	—	90	—
Residential mortgage loans – single family	1,001	1,125	—	1,063	15
Construction loans	—	—	—	1,024	—
Land development loans	528	554	—	652	—
Consumer loans	—	—	—	—	—

9.	Loans and Allowance for Loan Losses (Cont,-)

	Recorded Investment	Unpaid Principal Balance	Related Allowance (1)	Average Recorded Investment	Interest Income Recognized
(Dollars in thousands)
December 31, 2011
2011 With no related allowance recorded:
Commercial loans	$1,636	$2,361	$—	$1,395	$38
Commercial real estate loans – owner occupied	3,583	3,583	—	4,621	340
Commercial real estate loans – all other	96	96	—	3,420	3
Residential mortgage loans – multi-family	—	—	—	—	—
Residential mortgage loans – single family	570	581	—	790	15
Construction loans	2,047	2,215	—	621	—
Land development loans	550	554	—	632	11
Consumer loans	—	—	—	32	—
2011 With an allowance recorded:
Commercial loans	$3,503	$3,527	$1,648	$1,722	$203
Commercial real estate loans – owner occupied	2,016	2,016	659	3,015	48
Commercial real estate loans – all other	4,214	4,818	347	9,281	—
Residential mortgage loans – multi-family	180	180	129	45	14
Residential mortgage loans – single family	—	—	—	273	—
Construction loans	—	—	—	1,604	—
Land development loans	—	—	—	—	—
Consumer loans	—	—	—	—	—
2011 Total:
Commercial loans	$5,139	$5,888	$1,648	$3,117	$241
Commercial real estate loans – owner occupied	5,599	5,599	659	7,636	388
Commercial real estate loans – all other	4,310	4,914	347	12,701	3
Residential mortgage loans – multi-family	180	180	129	45	14
Residential mortgage loans – single family	570	581	—	1,063	15
Construction loans	2,047	2,215	—	2,225	—
Land development loans	550	554	—	632	11
Consumer loans	—	—	—	32	—

(1)	When the discounted cash flows and collateral value or market price equals or exceeds the recorded investment in the loan, then the loan does not require an allowance. This typically occurs when the impaired loans have been partially charged-off and/or there have been interest payments received and applied to the loan balance.

The allowance for loan losses at June 30, 2012 included $4.2 million of reserves for $38 million of impaired loans, as compared to $2.8 million of reserves for $18.4 million of impaired loans at December 31, 2011. At June 30, 2012 and December 31, 2011 there were impaired loans of $22.0 million and $8.5 million, respectively, for which no specific reserves were allocated because these loans, in our judgment, were sufficiently collateralized. Of the impaired loans at June 30, 2012 for which no specific reserves were allocated, $17.5 million had been deemed impaired in prior quarters and the deficiency was charged off during the quarter the loans were deemed impaired.

We had average investments in impaired loans of $27.6 million and $27.5 million for the period ended June 30, 2012 and December 31, 2011, respectively. The interest that would have been earned, during the three and six months ended June 30, 2012 had the impaired loans remained current in accordance with their original terms was $151,000 and $188,000, respectively.

9.	Loans and Allowance for Loan Losses (Cont,-)

Troubled Debt Restructurings

Pursuant to FASB’s Accounting Standard Update No. 2011-02, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring (“ASU No. 2011-02”), the Bank’s troubled debt restructured loans (“TDRs”) totaled $22.4 million as of June 30, 2012, as compared to $4.2 million as of December 31, 2011. The restructured loans represent financing receivables modified for the purpose of alleviating temporary impairments to the borrowers’ financial condition. The modifications that the Bank has extended to borrowers have come in the forms of changes in amortization terms, reductions in interest rates, interest only payments and, in limited cases, concessions to outstanding loan balances. Workout plans between borrowers and the Bank are designed to provide a bridge for cash flow shortfalls in the near term. As a borrower works through the near term issues, in most cases, the original contractual terms will be reinstated.

As of June 30, 2012, Troubled debt restructurings totaled $22.4 million, accruing TDRs’ totaled $16.2 million and nonperforming TDRs’ totaled $6.2 million. Nonperforming TDRs’ increased by $2.0 million to $6.2 million at June 30, 2012, primarily due to three loans including one at $1.1 million for which specific reserves of $166,000 had been established. There were no performing TDRs’ at December 31, 2011, compared to $16.2 million at June 30, 2012, as a result of two loans one of which required specific reserves of $3.3 million, while no reserves were required on the other. The modified loans are all classified as substandard as of June 30, 2012.

	June 30, 2012
(Dollars in thousands)	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment	End of Period Balance
Performing
Commercial loans	3	$9,280	$9,280	$9,280
Commercial real estate – all other	3	5,471	5,471	5,471
Land development loans	1	1,429	1,429	1,429

	7	16,180	16,180	16,180
Nonperforming
Commercial loans	4	2,294	2,057	2,045
Commercial real estate – all other	1	4,942	4,818	4,071
Residential mortgage loans – single family	1	171	64	64

	6	7,407	6,939	6,180
Total Troubled Debt Restructurings	13	$23,587	$23,119	$22,360

	December 31, 2011
	Number of loans	Pre- Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment	End of Period Balance
Nonperforming
Commercial real estate-all other	1	4,942	4,818	4,214

Total troubled debt restructurings	1	$4,942	$4,818	$4,214

10.	Shareholder’s Equity

During the six months ended June 30, 2012, the remaining 11,000 outstanding shares of Series A Convertible Preferred Stock (the “Series A Shares”) were converted, at a conversion price of $7.65, into a total of 143,790 shares of our common stock. At the same time we issued to the holders of those Series A Shares a total of 37,272 additional shares of common stock in in exchange for the unpaid dividends that had accumulated on their Series A Shares.

The Series A Shares were sold by the Company in a private placement, that commenced in 2009 and was completed in 2010, of 126,500 Series A Shares, raising gross proceeds of $12,655,000. The holders of 115,500 of the Series A Shares converted those shares, at $7.65 per common share, into a total of 1,510,238 shares of our common stock in the third quarter of 2011. At the same time we issued to those Series A holders a total of 328,100 additional shares of common stock in lieu of payment in cash of the unpaid dividends that had accumulated on the Series A Shares.

10.	Shareholder’s Equity (Cont,-)

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

11.	Business Segment Information

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

Since the Company derives all of its revenues from interest and noninterest income and interest expense is its most significant expense, these two segments are reported below using net interest income (interest income less interest expense) and noninterest income (primarily net gains on sales of loans held for sale and fee income) for the three and six months ended June 30, 2012 and 2011. The Company does not allocate general and administrative expenses or income taxes to the segments.

(Dollars in thousands)	Commercial	Mortgage	Other	Total
Net interest income for the three months ended June 30:
2012	$7,228	$1,033	$(117)	$8,144
2011	$8,360	$344	$(112)	$8,592
Net interest income for the six months ended June 30:
2012	$14,696	$1,689	$(226)	$16,159
2011	$16,842	$576	$(220)	$17,198
Noninterest income for the three months ended June 30:
2012	$676	$8,450	$—	$9,126
2011	$529	$1,329	$—	$1,858
Noninterest income for the six months ended June 30
2012	$2,173	$12,981	$—	$15,154
2011	$995	$2,221	$—	$3,216
Segment Assets at:
June 30, 2012	$875,834	$186,143	$14,146	$1,076,123
December 31, 2011	$933,436	$86,614	$4,502	$1,024,552

12.	Subsequent Events

The Bank holds OREO resulting from the foreclosure in July, 2010 of three loans to the same borrower with an outstanding principal balance aggregate approximately $4.8 million. The Bank also sued the guarantor of the borrower. Certain personal property of the borrower tied to the real estate securing the loans became the subject of an eminent domain action filed in June, 2008 by a government agency against the borrower. That eminent domain action was settled on July 17, 2012, and as part of the settlement, the Bank will be paid $2,908,000 in settlement of the Bank’s action against the guarantor. The Bank expects to receive the funds during the third quarter of 2012. The Bank continues to hold the OREO for sale.

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

The following discussion presents information about (i) our consolidated results of operations for the three and six months ended June 30, 2012 and comparisons of those results with the results of operations for the corresponding three and six month periods of 2011, and (ii) our consolidated financial condition, liquidity and capital resources at June 30, 2012. The information in the following discussion should be read in conjunction with our interim consolidated financial statements and the notes thereto included elsewhere in this Report.

Forward-Looking Information

Statements contained in this Report that are not historical facts or that discuss our expectations, beliefs or views regarding our future operations or future financial performance, or financial or other trends in our business or in the markets in which we operate, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. Often, they include words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “project,” “forecast” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could,” or “may.” The information contained in such forward-looking statements is based on current information and on assumptions that we make about future events over which we do not have control. In addition, our business and the markets in which we operate are subject to a number of risks and uncertainties. Such risks and uncertainties, and the occurrence of events in the future or changes in circumstances that had not been anticipated, could cause our financial condition or actual operating results in the future to differ significantly from our expected financial condition or operating results that are set forth in the forward-looking statements contained in this Report and could, therefore, also affect the price performance of our shares.

Many of those risks and uncertainties are discussed in the Section entitled “Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 10-K”) that we filed with the SEC on February 27, 2012. Additional risk factors are included in Item 1A of Part II in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 and in Item 1A of Part II of this Report. We urge you to read those risk factors in conjunction with your review of the following discussion and analysis of our results of operations for the three and six months ended, and our financial condition at, June 30, 2012.

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

Overview of Operating Results in the Three and Six Months Ended June 30, 2012

The following table provides comparative information with respect to our results of operations for the three and six month periods ended June 30, 2012 and 2011, respectively.

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	2012 vs. 2011	2012	2011	2012 vs. 2011
	Amount	Amount	% Change	Amount	Amount	% Change
	(Dollars in thousands, except per share data)
Interest income	$10,353	$11,457	(9.6)%	$20,663	$22,918	(9.8)%
Interest expense	2,209	2,865	(22.9)%	4,504	5,720	(21.3)%

Net interest income	8,144	8,592	(5.2)%	16,159	17,198	(6.0)%
Provision for loan losses	1,850	—	N/M	1,450	—	N/M

Net interest income after provision for loan losses	6,294	8,592	(26.7)%	14,709	17,198	(14.5)%
Noninterest income	9,126	1,858	391.2%	15,154	3,216	371.2%
Noninterest expense	13,682	8,580	59.5%	25,919	16,864	53.7%

Income before income taxes	1,738	1,870	(7.1)%	3,944	3,550	11.1%
Income tax expense	(4,058)	630	N/M	(3,234)	630	N/M

Net income	5,796	1,240	367.4%	7,178	2,920	145.8%
Accumulated undeclared dividends on preferred stock	(234)	(316)	(25.9)%	(468)	(628)	(25.5)%

Net income allocable to common shareholders	$5,562	$924	501.9%	$6,710	$2,292	192.8%

Net income per common share
Basic	$0.35	$0.09	288.9%	$0.48	$0.22	118.2%
Diluted	$0.35	$0.08	337.5%	$0.47	$0.19	147.4%
Weighted average number of shares outstanding
Basic	15,778,678	10,434,665	51.2%	14,087,522	10,434,665	35.0%
Diluted	15,977,939	12,097,476	32.2%	14,205,583	12,103,105	17.4%

Pre-Tax Income.

Three Months Ended June 30, 2012. As the above table indicates, in the three months ended June 30, 2012, pre-tax income declined by $132,000, or 7.1%, to $1.7 million from nearly $1.9 million in the same three months of 2011. That decline was due primarily to a decrease of $448,000, or 5.2%, in net interest income, an increase of $1.85 million in the provision made for loan losses, and an increase of $5.1 million, or 59.5%, in non-interest expense, substantially, but not entirely, offset by an increase of $7.1 million, or 536%, in mortgage banking revenue, in each case as compared to the same three months of 2011.

Six Months Ended June 30, 2012. For the six months ended June 30, 2012, pre-tax income increased by $394,000, or 11.1%, to $3.9 million from approximately $3.5 million in the same six months of 2011. That increase was due to an increase of $10.8 million in mortgage banking revenue and an increase of $1.1 million in net gains from sales of securities held for sale, which more than offset a decrease of $1.0 million, or 6.0%, in net interest income, an increase of $1.45 million in the provision made for loan losses, and an increase of $9.1 million, or 53.7%, in non-interest income, in each case as compared to the same six months of 2011.

Information regarding the changes in our net interest income, the provisions made for loan losses, our non-interest expense and our mortgage banking revenues in the three and six months ended June 30, 2012, as compared to the same respective periods of 2011, is set forth below under the caption “Results of Operations”.

Net Income and Net Income per Share.

In the three months ended June 30, 2012, we recorded net income of $5.8 million, and $0.35 per diluted share, as compared to net income of $1.2 million, and $0.13 per diluted share, in the same three months of 2011. For the six months ended June 30, 2012, net income totaled $7.2 million and $0.47 per diluted share, as compared to $2.9 million, and $0.13 per diluted share, in the same six months of 2011. Those increases were primarily attributable to the recognition of income tax benefits of $4.1 million and $3.2 million, respectively, in the three and six months ended June 30, 2012, due to the release of the remaining valuation allowance, in the amount of $5.0 million, which we had established against our deferred tax asset by means of charges to the provision for income taxes in prior years. The release of the valuation allowance was based on an assessment we made in the second quarter of 2012 that, due primarily to the taxable earnings we have been generating from operations in every quarter since the quarter ended December 31, 2010, it had become more likely, than not, that we would be able to use the income tax benefits comprising our deferred tax asset to offset or reduce taxes in future periods.

Of the net income recorded in the three and six months ended June 30, 2012, $5.6 million, or $0.35 per diluted share, and $6.7 million, or $0.47 per diluted share, respectively, was allocable to the Company’s common shareholders, while $234,000 and $468,000, respectively, was allocable to undeclared dividends on outstanding preferred stock that we sold in August 2011.

The following table indicates the impact that the decreases in net interest income and in net income, in this year’s second quarter, had on our net interest margin and certain other financial performance ratios:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net interest margin(1)(2)	3.24%	3.51%	3.29%	3.56%
Return on average assets(1)	2.09%	0.49%	1.29%	0.58%
Return on average shareholders’ equity(1)	28.13%	7.55%	16.06%	9.10%

(1)	Annualized.
(2)	Net interest income expressed as a percentage of total average interest earning assets.

Recent Developments

Our residential mortgage banking division is currently comprised of (i) a direct-to-consumer retail mortgage business in which we originate mortgage loans directly from consumers seeking to refinance existing mortgage loans or finance the purchase of a primary residence and (ii) a wholesale mortgage business in which residential mortgage loans are originated by outside mortgage brokers for us. As a general rule, the margins we can realize from retail mortgage loan originations and funding are higher than those we can realize from wholesale mortgage loan originations and fundings. Moreover, our staffing costs and operating expenses have increased significantly due primarily to the operation and growth of our wholesale mortgage business. On the other hand, our wholesale mortgage operations have contributed significantly to the growth of our overall residential mortgage business during the past 12 months, primarily because independent mortgage brokers have provided an additional source of loan originations for us.

However, in the latter part of July 2012, we undertook a review of our mortgage banking business which has grown rapidly over a relatively short period of time. The purpose of the review was to determine actions that could be taken (i) to redeploy some of our capital resources, currently committed to our wholesale mortgage lending business, to our core commercial lending business in preparation for an eventual increase in prevailing interest rates, (ii) reduce our staffing and other operating costs and, thereby, improve the efficiency and profitability of our mortgage banking operations and (iii) to manage and limit the interest rate risk and some of the other risks inherent in residential mortgage businesses. Based on that review, a decision has been made to focus our mortgage operations entirely on our direct-to-consumer retail channel. As a result, the Company will cease taking mortgage submissions from mortgage brokers after August 31, 2012; but will continue to process and fund all mortgage broker-originated loans in process or originated on our before that date. We expect that our exit from the wholesale mortgage channel will result in reductions, which could be significant, in our mortgage banking revenues that could hurt our earnings or cause us to incur losses in future periods. Nevertheless, in our view, these actions are in the best interests of the Company and our shareholders, because we believe that it will enable us to build a stronger foundation for achieving improved profitability in the future, reduce and control our operating costs and reduce and limit interest rate and other risks inherent in the wholesale mortgage business, in order to enhance the value of our banking franchise in the future. See, also, Item 1A – Risk Factors in Part II of this Report.

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

Our critical accounting policies consist of the accounting policies and practices we follow in determining (i) the sufficiency of the allowance we establish for loan losses; (ii) the fair values of our investment securities that we hold for sale, and (iii) the amount of our deferred tax asset, consisting primarily of tax loss carryforwards and tax credits that we believe will be able to use to offset income taxes in future periods. There were no significant changes in the Company’s critical accounting policies or their application during the six months ended June 30, 2012, as compared to our critical accounting policies in effect as of December 31, 2011. Information regarding our critical accounting policies in effect as of December 31, 2011 is contained in the sections captioned “Critical Accounting Policies” and “Allowance for Loan Losses” in Item 7, entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our 2011 10-K which we filed with the SEC on February 27, 2012 and readers of this report are urged to read those sections of that 10-K.

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

The following table sets forth our interest income, interest expense and net interest income (in thousands of dollars) and our net interest margin for the three and six months ended June 30, 2012 and 2011, respectively:

	Three Months Ended June 30,			Six Months Ended June 30,
	Amount	Amount	Amount	Amount	Amount	Percentage Change
	2012	2011	2012 vs. 2011	2012	2011	2012 vs. 2011
Interest income	$10,353	$11,457	(9.6)%	$20,663	$22,918	(9.8)%
Interest expense	2,209	2,865	(22.9)%	4,504	5,720	(21.3)%

Net interest income	$8,144	$8,592	(5.2)%	$16,159	$17,198	(6.0)%

Net interest margin	3.24%	3.51%		3.29%	3.56%

Our net interest income decreased by $448.000, or 5.2%, and $1.0 million, or 6.0%, respectively, in the three and six months ended June 30, 2012, as compared to the respective corresponding periods of 2011, due to decreases in interest income of $1.1 million, or 9.6%, and $2.3 million, or 9.8%, in the three and six months ended June 30, 2012. Those decreases in interest income more than offset decreases in interest expense of $656,000, or 22.9%, and $1.2 million, or 21.3%, in the three and six months ended June 30, 2012, respectively.

The decreases in interest income in the three and six months ended June 30, 2012 were primarily attributable to (i) continuing weakness in loan demand during 2012, (ii) Federal Reserve Board reductions in interest rates, which reduced the yields that we were able to realize on our loans and investments, and (iii) sales of securities available for sale, which resulted in a $62 million reduction in the average volume of such securities in the first six months of 2012. As a result, the average interest rate we earned on interest-bearing assets decreased to 4.13%, and 4.22%, in the three and six months ended June 30, 2012, from 4.68%, and 4.74% in the same respective periods of 2011.

The decreases in interest expense were primarily attributable to decreases in the rates of interest we elected to pay on time certificates of deposit, which resulted as well in declines in those deposits, and a reduction during the three and six months ended June 30, 2012 in FHLB borrowings as compared to same respective periods in 2011.

Due primarily to the decreases in interest income, in the three and six months ended June 30, 2012, our net interest margin decreased by 27 basis points to 3.24%, and 27 basis points to 3.29%, from 3.51% and 3.56%, respectively, in the three and six months ended June 30, 2011.

Average Balances

Information Regarding Average Assets and Average Liabilities

The following table sets forth information regarding our average balance sheet, yields on interest earning assets, interest expense on interest-bearing liabilities, the interest rate spread and the interest rate margin for the three months ended June 30, 2012 and 2011.

	Three Months Ended June 30,
	2012			2011
(Dollars in thousands)	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
Interest earning assets:
Short-term investments(1)	$117,327	$74	0.25%	$66,341	$41	0.25%
Securities available for sale and stock(2)	82,647	392	1.91%	170,251	1,125	2.65%
Loans(3)	807,944	9,887	4.92%	744,531	10,291	5.54%

Total earning assets	1,007,918	10,353	4.13%	981,123	11,457	4.68%
Noninterest earning assets	61,451			35,663

Total Assets	$1,069,369			$1,016,786

Interest-bearing liabilities:
Interest-bearing checking accounts	$27,056	20	0.30%	$25,204	21	0.33%
Money market and savings accounts	181,089	366	0.81%	142,370	337	0.95%
Certificates of deposit	492,326	1,511	1.24%	520,350	2,149	1.66%
Other borrowings	64,110	158	0.98%	84,978	227	1.07%
Junior subordinated debentures	17,682	154	3.50%	17,682	131	2.97%

Total interest-bearing liabilities	782,263	2,209	1.14%	790,584	2,865	1.46%

Noninterest-bearing liabilities	207,569			160,356

Total Liabilities	989,832			950,940
Shareholders’ equity	79,537			65,846

Total Liabilities and Shareholders’ Equity	$1,069,369			$1,016,786

Net interest income		$8,144			$8,592

Interest rate spread			3.29%			3.22%

Net interest margin			3.24%			3.51%

(1)	Short-term investments consist of federal funds sold and interest bearing deposits with financial institutions that we maintain at other financial institutions.
(2)	Stock consists of Federal Home Loan Bank Stock and Federal Reserve Bank Stock.
(3)	Loans include the average balance of nonaccrual loans.

The following table sets forth information regarding our average balance sheet, yields on interest earning assets, interest expense on interest-bearing liabilities, the interest rate spread and the interest rate margin for the six months ended June 30, 2012 and 2011.

	Six Months Ended June 30,
	2012			2011
(Dollars in thousands)	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
Interest earning assets:
Short-term investments(1)	$102,400	$129	0.25%	$54,155	$67	0.25%
Securities available for sale and stock(2)	117,130	1,269	2.18%	179,303	2,398	2.70%
Loans(3)	766,288	19,265	5.06%	741,865	20,453	5.56%

Total earning assets	985,818	20,663	4.22%	975,323	22,918	4.74%
Noninterest earning assets	60,136			40,955

Total Assets	$1,045,954			$1,016,278

Interest-bearing liabilities:
Interest-bearing checking accounts	$28,031	41	0.29%	$26,325	45	0.34%
Money market and savings accounts	179,223	752	0.84%	140,890	649	0.93%
Certificates of deposit	494,547	3,156	1.28%	508,862	4,310	1.71%
Other borrowings	53,728	264	0.99%	96,740	450	0.94%
Junior subordinated debentures	17,682	291	3.31%	17,682	266	3.03%

Total interest-bearing liabilities	773,211	4,504	1.17%	790,499	5,720	1.49%

Noninterest-bearing liabilities	188,710			161,073

Total Liabilities	961,921			951,572
Shareholders’ equity	84,033			64,706

Total Liabilities and Shareholders’ Equity	$1,045,954			$1,016,278

Net interest income		$16,159			$17,198

Interest rate spread			3.05%			3.25%

Net interest margin			3.29%			3.56%

(1)	Short-term investments consist of federal funds sold and interest bearing deposits with financial institutions that we maintain at other financial institutions.
(2)	Stock consists of Federal Home Loan Bank Stock and Federal Reserve Bank Stock.
(3)	Loans include the average balance of nonaccrual loans.

The following table sets forth, in thousands of dollars, the changes in our interest income, including loan fees, and interest expense in the three and six months ended June 30, 2012, as compared to the same respective periods of 2011, and the extent to which those changes were attributable to changes in (i) the volumes of or in the rates of interest earned on interest-earning assets and (ii) the volumes of or the rates of interest paid on our interest-bearing liabilities.

	Three Months Ended June 30, 2012 vs. 2011			Six Months Ended June 30, 2012 vs. 2011
	Increase (Decrease) due to:			Increase (Decrease) due to:
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Short term investments(1)	$32	$1	$33	$61	$1	$62
Securities available for sale and stock(2)	(475)	(258)	(733)	(726)	(403)	(1,129)
Loans	820	(1,224)	(404)	674	(1,862)	(1,188)

Total earning assets	377	(1,481)	(1,104)	9	(2,264)	(2,255)
Interest expense
Interest bearing checking accounts	1	(2)	(1)	3	(7)	(4)
Money market and savings accounts	82	(53)	29	166	(63)	103
Certificates of deposit	(112)	(526)	(638)	(117)	(1,037)	(1,154)
Borrowings	(52)	(17)	(69)	(209)	23	(186)
Junior subordinated debentures	—	23	23	—	25	25

Total interest bearing liabilities	(81)	(575)	(656)	(157)	(1,059)	(1,216)

Net interest income	$(458)	$(906)	$(448)	$166	$(1,205)	$(1,039)

(1)	Short-term investments consist of federal funds sold and interest bearing deposits with financial institutions.
(2)	Stock consists of Federal Home Loan Bank Stock and Federal Reserve Bank Stock.

Provision for Loan Losses

Like virtually all banks and other financial institutions, we follow the practice of maintaining reserves to provide for possible loan losses that occur in banking. When it is determined that the payment in full of a loan has become unlikely, the carrying value of the loan is reduced (“written down”) to what management believes is its realizable value or, if it is determined that a loan no longer has any realizable value, the carrying value of the loan is written off in its entirety (a loan “charge-off”). Loan charge-offs and write-downs are charged against an allowance for loan losses (the “Allowance for Loan Losses” or the “ALL”) which, at June 30, 2012, totaled $14.6 million. The amount of the ALL is increased periodically (i) to replenish the ALL after it has been reduced due to loan write-downs or charge-offs, (ii) to reflect increases in the volume of outstanding loans, and (iii) to take account of changes in the risk of potential loan losses due to a deterioration in the condition of borrowers or in the value of property securing non–performing loans or adverse changes in economic conditions. See “—Financial Condition—Nonperforming Loans and the Allowance for Loan Losses” below in this Item 2. Increases in the ALL are made through a charge, recorded as an expense in the statement of operations, referred to as the “provision for loan losses.” Recoveries of loans previously charged-off are added back to and, therefore, to that extent increase the ALL and reduce the amount of the provision for loan losses that might otherwise have had to be made to replenish or increase the ALL.

We employ economic models that are based on bank regulatory guidelines, industry standards and our own historical loan loss experience, as well as a number of more subjective qualitative factors, to determine both the sufficiency of the ALL and the amount of the provisions that need to be made for potential loan losses. However, those determinations involve judgments and assumptions about trends in current economic conditions and other events that can affect the ability of borrowers to meet their loan obligations to us and a weighting among the quantitative and qualitative factors we consider in determining the amount of the ALL. Moreover, the duration and anticipated effects of prevailing economic conditions or trends can be uncertain and can be affected by number of risks and circumstances that are outside of our ability to control. See the discussion below in this Item 2 under the caption “Financial Condition—Nonperforming Loans and the Allowance for Loan Losses”. If changes in economic or market conditions or unexpected subsequent events or changes in circumstances were to occur, or if changes were made to bank regulatory guidelines or industry standards that are used to assess the sufficiency of the ALL, it could become necessary for us to record additional, and possibly significant, charges to increase the allowance for loan losses, which would have the effect of reducing our income or causing us to incur losses.

In addition, the FRB and the DFI, as an integral part of their examination processes, periodically review the adequacy of our ALL. These agencies may require us to make additional provisions for possible loan losses, over and above the provisions that we have already made, the effect of which would be to reduce our income or increase any losses we might incur.

At June 30, 2012, the ALL totaled $14.6 million, which was $1.0 million, or 6.4%, lower than at December 31, 2011. This decrease was principally due to net charge-offs of $2.4 million, partially offset by a $1.4 million provision that we made for loan losses in the six months ended June 30, 2012. The ratio of the ALL to total loans outstanding as of June 30, 2012 was 2.07% compared to 2.37% as of December 31, 2011. Notwithstanding the decrease in the Allowance at June 30, 2012, based on the methodologies we use to assess asset quality, bank regulatory guidelines and our historical loan loss history, we determined that that the Allowance was adequate at June 30, 2012 to cover potential losses in the loan portfolio.

Noninterest Income

The following table identifies the components of and the percentage changes in noninterest income in the three and six months ended June 30, 2012, as compared to the same period of 2011:

	Three Months Ended June 30,			Six Months Ended June 30,
	Amounts		Percent Change	Amounts		Percent Change
(Dollars in thousands)	2012	2011	2012 vs. 2011	2012	2011	2012 vs. 2011
Total other-than-temporary impairment of securities	$—	$54	N/M	$(25)	$95	(126.3)%
Portion of other-than-temporary impairment losses recognized in other comprehensive loss	—	117	N/M	52	210	(75.2)%

Net impairment loss recognized in earnings	—	(63)	N/M	(77)	(115)	(33.0)%
Service fees on deposits and other banking services	245	251	(2.4)%	478	524	(8.8)%
Mortgage banking (including net gains on sales of loans held for sale)	8,450	1,328	536.3%	12,981	2,167	499.0%
Net gains on sale of securities available for sale	—	29	N/M	1,186	40	N/M
Net gain on sale of other real estate owned	130	99	31.3%	111	206	(46.1)%
Other	301	214	40.7%	475	394	20.6%

Total noninterest income	$9,126	$1,858	391.2%	$15,154	$3,216	371.2%

As the table above indicates, the increase in noninterest income in the three months ended June 30, 2012, as compared to the same period in 2011, was primarily attributable to a $7.1 million, or 536.3% increase in revenue generated by our mortgage banking division. The increase in noninterest income in the six months ended June 30, 2012, as compared to the same six months in 2011, was primarily attributable to a (i) $10.8 million, or 499.0%, increase in revenue generated by our mortgage banking division and (ii) $1.1 million in net gains on sale of securities available for sale.

The increase in mortgage banking revenue in the three and six months ended June 30, 2012 was primarily attributable to an approximately 257% and 218%, respectively increase in the dollar volume of loan originations during those periods as compared to same three and six month periods of 2011. That increase resulted primarily from the addition of mortgage loan personnel and the implementation of marketing and business development programs by the mortgage banking division.

As discussed above, we have determined to focus our mortgage banking operations entirely on our direct-to-consumer retail channel and exit the wholesale mortgage channel by August 31, 2012. As a result, we expect during the second half of 2012, that there will be a decline, which could be significant, in mortgage loan originations and mortgage banking revenues as compared to the first six months of 2012.

Noninterest Expense

The following table compares the amounts of the principal components of noninterest expense in the three and six months ended June 30, 2012 and 2011.

	Three Months Ended June 30,			Six Months Ended June 30,
	Amounts		Percentage Change	Amounts		Percentage Change
(Dollars in thousands)	2012	2011	2012 vs. 2011	2012	2011	2012 vs. 2011
Salaries and employee benefits	$6,531	$4,008	63.0%	$12,148	$7,985	52.1%
Occupancy	669	637	5.0%	1,321	1,267	4.3%
Equipment and depreciation	520	358	45.3%	918	715	28.4%
Data processing	180	168	7.1%	375	331	13.3%
FDIC expense	545	380	43.4%	1,159	1,182	(2.0)%
Other real estate owned expense	1,877	822	128.3%	3,701	1,196	209.5%
Professional fees	1,403	1,081	29.8%	2,629	2,042	28.7%
Mortgage related loan expense	925	168	450.6%	1,278	282	353.2%
Provision for contingencies	—	—	N/M	339	—	N/M
Other operating expense(1)	1,032	958	7.7%	2,051	1,864	10.0%

Total noninterest expense	$13,682	$8,580	59.5%	$25,919	$16,864	53.7%

(1)	Other operating expenses primarily consist of telephone, advertising, and investor relations, charges for promotional, business development, and regulatory expenses, insurance premiums and correspondent bank fees.

The increases in noninterest expense in the second quarter and six months ended June 30, 2012 were due primarily to (i) the growth of our mortgage banking business, as we added mortgage personnel, which accounted for most of the increase in compensation expense, and incurred higher marketing, business development and other costs to increase the volume of mortgage loan originations and (ii) $1 million of write downs in the carrying values of other real estate owned (“OREO”) to their respective fair values.

A measure of our ability to control noninterest expense is our efficiency ratio, which is the ratio of noninterest expense to net revenue (net interest income plus noninterest income). As a general rule, a lower efficiency ratio indicates an ability to generate increased revenue without a commensurate increase in the staffing and equipment and third party services and, therefore, would be indicative of greater operational efficiencies. Due to the increase in noninterest income, largely attributable to the growth of our mortgage division, our efficiency ratio improved to 79.2% in the three months ended June 30, 2012 from 82.1% in the corresponding three month period of 2011. In the six months ended June 30, 2012, our efficiency ratio remained substantially unchanged at 82.8% in the six months ended June 30, 2012 as compared to 82.6% in the same six months of 2011.

Provision for (Benefit from) Income Tax

For the three and six months ended June 30, 2012, we recorded non-cash tax benefits of $4.1 million and $3.2 million, respectively, as a result of a release of the remaining valuation allowance, in the amount of $5.0 million, which had been established against our deferred tax asset by means of charges to the provision for income taxes in prior years. That release of the valuation allowance was based on an assessment we made in the second quarter of 2012 that, due primarily to the taxable earnings we have been generating from operations since the quarter ended December 31 2010, it had become more likely, than not, that we would be able to use the income tax benefits comprising our deferred tax asset to offset or reduce taxes in future periods.

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

The table below sets forth information concerning our rate sensitive assets and liabilities at June 30, 2012. The assets and liabilities are classified by the earlier of maturity or repricing dates in accordance with their contractual terms. As described above, certain shortcomings are inherent in the method of analysis presented in this table.

(Dollars in thousands)	Three Months or Less	Over Three Through Twelve Months	Over One Year Through Five Years	Over Five Years	Non- Interest- Bearing	Total
Assets
Interest-bearing time deposits in other financial institutions	$1,324	$229	$—	$—	$—	$1,553
Investment in unconsolidated trust subsidiaries	—	—	—	682	—	682
Securities available for sale	12,578	16,056	51,169	19,308	—	99,111
Federal Reserve Bank and Federal Home Loan Bank stock	10,729	—	—	—	—	10,729
Interest bearing deposits with financial institutions	49,807	—	—	—	—	49,807
Loans held for sale, at fair value	143,588	—	—	—	—	143,588
Loans, gross	310,313	78,030	245,089	74,331	—	707,763
Noninterest earning assets, net	—	—	—	—	62,890	62,890

Total assets	$528,339	$94,315	$296,258	$94,321	$62,890	$1,076,123

Liabilities and Shareholders’ Equity
Noninterest-bearing deposits	$—	$—	$—	$—	$170,011	$170,011
Interest-bearing deposits(1)(2)	192,304	310,304	98,100	86,287	—	686,995
Borrowings	9,000	15,000	45,000	—	—	69,000
Junior subordinated debentures	17,527	—	—	—	—	17,527
Other liabilities	—	—	—	—	12,873	12,873
Shareholders’ equity	—	—	—	—	119,717	119,717

Total liabilities and shareholders’ equity	$218,831	$325,304	$143,100	$86,287	$302,601	$1,076,123

Interest rate sensitivity gap	$309,508	$(230,989)	$153,158	$8,034	$(239,711)

Cumulative interest rate sensitivity gap	$309,508	$78,519	$231,677	$239,711

Cumulative % of rate sensitive assets in maturity period	49%	58%	85%	94%	100%

Rate sensitive assets to rate sensitive liabilities and shareholders’ equity	241%	29%	207%	109%	21%

Cumulative ratio	241%	114%	134%	131%	100%

(1)	Excludes savings accounts that we maintain at the Bank totaling $12.5 million.
(2)	Excludes a $250,000 certificate of deposit issued to us by the Bank, which matures January 2013.

At June 30, 2012, our rate sensitive balance sheet was shown to be in a positive twelve-month gap position. This would imply that our net interest margin would increase in the short-term if interest rates were to rise and would decrease in the short-term if interest rates were to fall. However, as noted above, the extent to which our net interest margin will be impacted by changes in prevailing interests rates will depend on a number of factors, including how quickly rate sensitive assets and liabilities react to interest rate changes, the mix of our interest earning assets (loans versus other lower yielding interest earning assets, such as securities or federal funds sold) and the mix of our interest bearing deposits (between, for example, lower interest core deposits and higher cost time certificates of deposit) and our other interest-bearing liabilities.

Financial Condition

Assets

Our consolidated assets totaled $1.076 billion at June 30, 2012, which represents a $51 million increase from our total consolidated assets of $1.025 billion at December 31, 2011.

The following table sets forth the composition of our interest-earning assets (in thousands of dollars) at:

	June 30, 2012	December 31, 2011
Interest-bearing deposits with financial institutions(1)	$49,807	$86,177
Interest-bearing time deposits with financial institutions	1,553	1,423
Federal Reserve Bank and Federal Home Loan Bank Stock, at cost	10,729	11,154
Securities available for sale, at fair value	99,111	147,909
Loans held for sale, at lower of cost or market	143,588	66,230
Loans (net of allowances of $14,362 and $15,627, respectively)	693,115	641,962

(1)	Includes interest-earning balances maintained at the Federal Reserve Bank of San Francisco.

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

	Three Months Ended		Six Months Ended
	March 31, 2012	June 30, 2012	June 30, 2012
Single family mortgage loans funded	$143,259	$281,281	$424,540
Single family mortgage loan sales	135,648	212,952	348,600
Loans held for sale(1)	70,748	143,588	N/A

(1)	Includes $138.3 million of mortgage loans carried at fair value at June 30, 2012.

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

Net unrealized losses, if any, on LHFS carried at the lower of aggregate cost or market, would be recognized through a valuation allowance established by a charge to income. Loan origination costs for LHFS carried at the lower of cost or market are capitalized as part of the carrying amount of the loans and recognized as a reduction of mortgage banking income upon the sale of such loans.

As of June 30, 2012, LHFS included $100.3 million of loans with interest rate lock commitments providing a hedge to interest rates and $24.3 million of loans with expired rate locks. The rate locks are obtained for specific time frames and, on their expiration are generally renewed with investors for an incremental charge.

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

We recorded a fair value loss of $1.1 million on a notional $136 million in TBA securities as of June 30, 2012. The Bank did not have TBA securities outstanding at June 30, 2011. All of our TBA securities outstanding at June 30, 2012 were short-term in nature with maturities of three months or less.

During the second quarter of 2012, we began selling a portion of our mortgage loan production directly to the Federal Home Loan Mortgage Corporation (“Freddie Mac”) on a “mandatory commitment” basis in order to avail ourselves of more favorable pricing on loan sales to Freddie Mac. We also began issuing Government National Mortgage Association (“Ginnie Mae”) securities, and we were approved to sell loans directly to the Federal National Mortgage Association (“Fannie Mae”), both of which will result in an increase in our use of mandatory commitments and TBA securities in the coming quarters. The majority of our mortgage loan originations are eligible for sale to Fannie Mae or Freddie Mac or for Ginnie Mae securities issuances. We believe that having the ability to sell loans directly to these agencies and issue Ginnie Mae securities gives us an advantage in the overall mortgage origination market with regard to products and pricing.

Loans

The following table sets forth the composition, by loan category, of our loan portfolio at June 30, 2012 and December 31, 2011, respectively:

	June 30, 2012		December 31, 2011
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial loans	$173,637	24.5%	$179,305	27.2%
Commercial real estate loans — owner occupied	158,039	22.3%	170,960	26.0%
Commercial real estate loans — all other	155,118	21.9%	121,813	18.5%
Residential mortgage loans — multi-family	74,930	10.6%	65,545	10.0%
Residential mortgage loans — single-family	87,227	12.3%	68,613	10.4%
Construction loans	—	—%	2,047	0.3%
Land development loans	27,488	3.9%	25,638	3.9%
Consumer loans	31,959	4.5%	24,358	3.7%

Gross loans	708,398	100.0%	658,279	100.0%

Deferred fee (income) costs, net	(635)		(690)
Allowance for loan losses	(14,648)		(15,627)

Loans, net	$693,115		$641,962

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

The following table sets forth the maturity distribution of our loan portfolio (excluding consumer and residential mortgage loans) at June 30, 2012:

	June 30, 2012
(Dollars in thousands)	One Year or Less	Over One Year through Five Years	Over Five Years	Total
Real estate and construction loans(1)
Floating rate	$67,814	$74,605	$500	$142,919
Fixed rate	34,975	81,097	81,654	197,726
Commercial loans
Floating rate	44,258	627	—	44,885
Fixed rate	94,671	23,379	10,702	128,752

Total	$241,718	$179,708	$92,856	$514,282

(1)	Does not include mortgage loans on single and multi-family residences and consumer loans, which totaled $162.2 million and $31.9 million, respectively, at June 30, 2012.

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

The following table sets forth information regarding our nonperforming assets, as well as restructured loans, at June 30, 2012 and December 31, 2011:

(Dollars in thousands)	At June 30, 2012	At December 31, 2011
Nonaccrual loans:
Commercial loans	$10,280	$4,702
Commercial real estate	9,562	6,230
Residential real estate	524	570
Construction and land development	528	2,597
Consumer loans	—	—

Total nonaccrual loans	$20,894	$14,099

Loans past due 90 days and still accruing:

Total loans past due 90 days and still accruing	$—	$—

Other real estate owned (OREO):
Commercial loans	$—	$—
Commercial real estate	23,764	27,103
Residential real estate	2,475	616
Construction and land development	7,847	9,702

Total other real estate owned	$34,086	$37,421

Other nonperforming assets:
Asset backed security	238	380

Total other nonperforming assets	$238	$380

Total nonperforming assets	$55,218	$51,900

Restructured loans:
Accruing loans	$16,180	$—
Nonaccruing loans (included in nonaccrual loans above)	6,180	4,214

Total restructured loans	$22,360	$4,214

As the table above indicates, during the six months ended June 30, 2012, non-performing loans increased by $6.8 million, or 48.2%, due to net increases of $5.6 million in commercial loans and $3.3 million in commercial real estate loans (CRE), partially offset by the transfer of a $2.1 million nonaccrual loan into other real estate owned in the first quarter of 2012 as a result of the foreclosure of real property collateralizing that loan. During July 2012, we renegotiated one of the nonaccrual loans, in the amount of $3.4 million, on terms pursuant to which the borrower made a $2.4 million principal reduction payment to us in cash, leaving a fully collateralized unpaid balance of $1.0 million on that loan, which is now current. Another $6.1 million of the increase in nonaccrual loans was attributable to a bankruptcy filing by the borrower. However, that borrower’s loans are collateralized and we are seeking a relief from the stay in bankruptcy to be able to foreclose or sell the collateral. The remaining nonaccrual loans, which are current and are being paid in accordance with their terms, increased to $6.6 million at June 30, 2012 from $5.0 million at December 31, 2011.

We have allocated specific reserves within the ALL to provide for losses we may incur on the loans that were classified as nonaccrual loans, and we have established specific reserves on the real properties classified as OREO.

Information Regarding Impaired Loans. At June 30, 2012 and December 31, 2011, loans deemed impaired totaled $38.4 million and $18.4 million, respectively. At June 30, 2012 we had an average investment in impaired loans of $27.6 million as compared to an average investment in impaired loans of $27.5 million for the year ended December 31, 2011. The interest that would have been earned during the three and six months ended June 30, 2012 had the nonaccruing impaired loans remained current in accordance with their original terms was $151,000, and $188,000, respectively.

The following table sets forth the amount of impaired loans to which a specific portion of the ALL has been allocated in accordance with ASC 310-10 and the amount of that allowance and the amount of impaired loans for which no such allocations were made, at June 30, 2012 and December 31, 2011:

	June 30, 2012			December 31, 2011
Impaired Loans	Loans	Reserves for Loan Losses	% of Reserves to Loans	Loans	Reserves for Loan Losses	% of Reserves to Loans
(Dollars in thousands)
Impaired loans with specific reserves	$16,355	$4,238	25.9%	$9,912	$2,783	28.1%
Impaired loans without specific reserves	22,001	—	—	8,483	—	—

Total impaired loans	$38,356	$4,238	11.0%	$18,395	$2,783	15.1%

Allowance for Loan Losses. The ALL was $14.6 million, and 2.07% of loans outstanding, at June 30, 2012, as compared to $15.6 million, and 2.37% of loans outstanding, at December 31, 2011.

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

The following table compares the total amount of loans outstanding, and the allowance for loan losses, by loan category, in each case, in thousands of dollars, and certain related ratios, as of June 30, 2012 and December 31, 2011.

			Increase (Decrease)
	June 30, 2012	December 31, 2011	June 30, 2012 to December 31, 2011
(Dollars in thousands)
Commercial loans	$173,637	$179,305	$(5,668)
Loans impaired(1)	20,366	5,140	15,226
Loans 90 days past due	4,775	2,021	2,754
Loans 30 days past due	12,239	2,036	10,203
Allowance for loan losses
General component	$4,359	$7,260	$(2,901)
Specific component(1)	4,049	1,648	2,401

Total allowance	$8,408	$8,908	$(500)
Ratio of allowance to loan category	4.84%	4.97%	(.13%)
Real estate loans:	$388,087	$358,318	$29,769
Loans impaired(1)	16,461	10,088	6,373
Loans 90 days past due	5,491	—	5,491
Loans 30 days past due	—	2,875	(2,875)
Allowance for loan losses
General component	$4,715	$4,642	$73
Specific component(1)	189	1,135	(946)

Total allowance	$4,904	$5,777	$(873)
Ratio of allowance to loan category	1.26%	1.61%	(.35)%
Construction loans and land development	$27,488	$27,685	$(197)
Loans impaired(1)	528	2,597	(2,069)
Loans 90 days past due	528	2,597	(2,069)
Loans 30 days past due	320	—	320
Allowance for loan losses
General component	$726	$316	$410
Specific component(1)	—	—	—

Total allowance	$726	$316	$410
Ratio of allowance to loan category	2.64%	1.14%	1.50%
Consumer loans and single family mortgages	$119,186	$92,971	$26,215
Loans impaired(1)	1,001	570	431
Loans 90 days past due	—	492	(492)
Loans 30 days past due	349	1,130	(781)
Allowance for loan losses
General component	$610	$626	$(16)
Specific component(1)	—	—	—

Total allowance	$610	$626	$(16)
Ratio of allowance to loan category	.51%	0.67%	(.16)%
Total loans outstanding	$708,398	$658,279	$50,119
Loans impaired(1)	38,356	18,395	19,961
Loans 90 days past due	10,794	5,110	5,684
Loans 30 days past due	12,908	6,041	6,867
Allowance for loan losses
General component	$10,410	$12,844	$(2,434)
Specific component(1)	4,238	2,783	1,455

Total allowance	$14,648	$15,627	$(979)
Ratio of allowance to total loans outstanding	2.07%	2.37%	(.30)%

(1)	Amounts in impaired loans and in specific components include nonperforming delinquent loans.

We classify our loan portfolios using internal credit quality ratings. The following table provides a summary of loans by portfolio type and the Company’s internal credit quality ratings as of June 30, 2012 and December 31, 2011.

(Dollars in thousands)	June 30, 2012	December 31, 2011	Increase (Decrease)
Pass:
Commercial loans	$135,717	$149,522	(13,805)
Commercial real estate loans – owner occupied	137,474	148,380	(10,906)
Commercial real estate loans – all other	134,013	109,482	24,531
Residential mortgage loans – multi family	71,020	61,190	9,830
Residential mortgage loans – single family	85,418	66,631	18,787
Construction loans	—	—	—
Land development loans	12,035	16,758	(4,723)
Consumer loans	31,959	24,358	7,601

Total pass loans	$607,636	$576,321	$31,315

Special Mention:
Commercial loans	$10,250	$4,570	$5,680
Commercial real estate loans – owner occupied	—	6,826	(6,826)
Commercial real estate loans – all other	3,888	2,553	1,335
Residential mortgage loans – multi family	3,910	3,316	594
Residential mortgage loans – single family	347	1,014	(667)
Construction loans	—	—	—
Land development loans	8,254	8,330	(76)
Consumer loans	—	—	—

Total special mention loans	$26,649	$26,609	$40

Substandard:
Commercial loans	$27,670	$24,551	$3,119
Commercial real estate loans – owner occupied	20,565	15,754	4,811
Commercial real estate loans – all other	17,218	9,778	7,440
Residential mortgage loans – multi family	—	1,039	(1,039)
Residential mortgage loans – single family	1,461	968	493
Construction loans	—	2,047	(2,047)
Land development loans	7,199	550	6,649
Consumer loans	—	—	—

Total substandard loans	$74,113	$54,687	$19,426

Doubtful:
Commercial loans	$—	$662	$(662)
Commercial real estate loans – owner occupied	—	—	—
Commercial real estate loans – all other	—	—	—
Residential mortgage loans – multi family	—	—	—
Residential mortgage loans – single family	—	—	—
Construction loans	—	—	—
Land development loans	—	—	—
Consumer loans	—	—	—

Total doubtful loans	$—	$662	$(662)

Total Outstanding Loans, gross:	$708,398	$658,279	$50,119

As the above table indicates, the Company’s total loans approximated $708 million at June 30, 2012, up from $658 million at December 31, 2011. The disaggregation of the portfolio by risk rating in the table above reflects the following changes between December 31, 2011 and June 30, 2012:

•

Loans rated “pass” increased by $32 million to $608 million at June 30, 2012 from $576 million at December 31,2011, due primary to the $50 million increase in total loans outstanding, partially offset by approximately $21 million in loans downgraded to “substandard”.

•	The “special mention” category was unchanged at June 30, 2012 as compared to December 31, 2011 as various loans transitioned through the grading system.

•

Loans classified “substandard” increased to $74.1 million at June 30, 2012, from $54.7 million at December 31, 2011, due primarily to net transfers of $21 million of loans into “substandard” from “pass”. Although those loans are being paid in accordance with their terms by the borrowers, they were downgraded to substandard as a result of recent liquidity weaknesses which have resulted in uncertainties regarding the future debt service capabilities of the borrowers.

•

A $662,000 loan that had been classified as “doubtful” at December 31, 2011 was subsequently upgraded to “substandard” after the borrower brought the loan current during the second quarter of 2012. As a result, we had no loans that were classified as “doubtful” at June 30, 2012.

The Company uses a rolling eight quarter loss migration analysis in order to determine loss factors to apply to each of the classification categories. As a result, for purposes of determining applicable loss factors at June 30, 2012, our migration analysis covered the period from June 30, 2010 to June 30, 2012. That migration analysis resulted in a modest reduction in the loss factors in the quantitative component of our June 30, 2012 ALL analysis, which we believe is consistent with and reasonably reflects current economic conditions and the risks that were inherent in our loan portfolio at June 30, 2012.

The table below sets forth loan delinquencies, by quarter, from June 30, 2012 to June 30, 2011.

	2012		2011
	At June 30	At March 31	At December 31	At September 30	At June 30
(Dollars in thousands)
Loans Delinquent:
90 days or more:
Commercial loans	$4,775	$3,231	$2,021	$977	$1,328
Commercial real estate	5,491	2,253	—	18,470	19,748
Residential mortgages	—	1,677	492	1,112	1,314
Construction and land development loans	528	539	2,597	3,036	2,739
Consumer loans	—	—	—	—	—

	10,794	7,700	5,110	23,595	25,129

30-89 days:
Commercial loans	12,239	4,961	2,036	2,750	—
Commercial real estate	—	3,334	2,875	3,455	—
Residential mortgages	347	758	1,130	347	347
Construction and land development loans	320	—	—	—	435
Consumer loans	2	—	—	—	—

	12,908	9,053	6,041	6,552	782

Total Past Due(1) :	23,702	16,753	11,151	$30,147	$25,911

(1)	Past due balances include nonaccrual loans.

As the above table indicates, total past due loans increased by $12.6 million, to $23.7 million at June 30, 2012, from $11.2 million at December 31, 2011. Loans past due 90 days or more increased by $5.7 million, to $10.8 million at June 30, 2012, from $5.1 million at December 31, 2011. That increase was due primarily to (i) a $2.8 million increase in past due commercial loans as a result of the bankruptcy of a borrower, and (ii) a $5.5 million increase in past due owner-occupied commercial real estate loans to three borrowers, partially offset by the foreclosure and resulting transfer of a $2.0 million construction loan into other real estate owned. These loans are in various stages of collection and the adequacy of the collateral securing the repayment of and the prospects for recoveries on these loans are reflected in the allowance for loan losses at June 30, 2012.

Between December 31, 2011 and June 30, 2012, loans 30-59 days past due increased by $6.9 million, primarily as a result of an $8.2 million commercial loan relationship, with respect to which we had established specific reserves of $2.6 million during the second quarter of 2012. This relationship was current and no longer past due at July 31, 2012.

At June 30, 2012, the ALL totaled $14.6 million, which was $1.0 million, or 4.6%, lower than at December 31, 2011. This decrease was principally due to net charge-offs of $2.4 million, partially offset by a $1.4 million provision that we made for possible loan losses, in the six months ended June 30, 2012. As a result, the ratio of the ALL to total loans outstanding as of June 30, 2012 was 2.07% compared to 2.37% as of December 31, 2011. Notwithstanding the decrease in the ALL at June 30, 2012, based on the methodologies we use to assess asset quality, bank regulatory guidelines and our historical loan loss history, we determined that that the ALL was adequate at June 30, 2012 to cover potential losses in the loan portfolio.

Set forth below is a summary of the transactions in the ALL in the three months ended June 30, 2012 and the year ended December 31, 2011:

	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012	Year Ended December 31, 2011
	(Dollars in thousands)
Balance, beginning of period	$13,634	$15,627	$18,101
Charged off loans	(991)	(2,661)	(2,736)
Recoveries on loans previously charged off	155	232	1,095
Provision for loan losses	1,850	1,450	(833)

Balance, end of period	$14,648	$14,648	$15,627

Deposits

Average Balances of and Average Interest Rates Paid on Deposits

Set forth below are the average amounts (in thousands of dollars) of, and the average rates paid on, deposits in the three months ended June 30, 2012:

	Three Months Ended June 30, 2012
	Average Balance	Average Rate
Noninterest-bearing demand deposits	$164,204	—
Interest-bearing checking accounts	27,056	0.30%
Money market and savings deposits	181,089	0.81%
Time deposits	492,326	1.24%

Average total deposits	$864,675	0.88%

Deposit Totals. Deposits totaled $857 million at June 30, 2012 as compared to $862 million at December 31, 2011 and $843 million at June 30, 2011. The following table compares the mix of our deposits, as between lower cost core deposits and higher cost time deposits, at June 30, 2012, December 31, 2011 and June 30, 2011, respectively:

	At June 30, 2012		At December 31, 2011		At June 30, 2011
	Amounts	Percent of Total Deposits	Amounts	Percent of Total Deposits	Amounts	Percent of Total Deposits
(Dollars in thousands)
Core deposits
Noninterest bearing demand deposits	$170,011	19.8%	$164,382	19.1%	$149,863	17.8%
Savings and other interest-bearing transaction deposits	196,021	22.9%	187,977	21.8%	167,998	19.9%
Time deposits	490,974	57.3%	509,688	59.1%	524,733	62.3%

Total deposits	$857,006	100%	$862,047	100.0%	$842,594	100.0%

As indicated in the above table, savings and other interest-bearing deposits increased to 22.9% of total deposits at June 30, 2012, from 19.9% of total deposits at June 30, 2011; while time deposits, which bear higher rates of interest than our core deposits, decreased to 57.3% of total deposits at June 30, 2012 from 62.3% of total deposits at June 30, 2011. That change in the mix of deposits contributed to the reduction in interest expense and, therefore, in the reduction in interest expense in this year’s second quarter, as compared to the same period of 2011. See “ — Results of Operations — Net Interest Income” above in this Section of this Report.

Set forth below, in thousands of dollars, is a maturity schedule of domestic time certificates of deposit outstanding at June 30, 2012:

	At June 30, 2012
	Certificates of Deposit under $100,000	Certificates of Deposit of $100,000 or More
Maturities
Three months or less	$15,541	$66,039
Over three and through six months	13,839	82,464
Over six and through twelve months	36,042	176,130
Over twelve months	15,438	85,481

Total certificates of deposit	$80,860	$410,114

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

Our liquid assets, which included cash and due from banks, federal funds sold, interest earning deposits with financial institutions and unpledged securities available for sale (excluding Federal Reserve Bank and Federal Home Loan Bank stock) totaled $217 million, which represented 22% of total assets, at June 30, 2012.

Cash Flow Used in Operating Activities. In the six months ended June 30, 2012, we used net cash of $80 million in operating activities, comprised primarily of $425 million in originations of mortgage loans held for sale, which more than offset $363 million of proceeds from sales of mortgages loans available for sale.

Cash Flow Provided by Investing Activities. In the six months ended June 30, 2012, investing activities provided net cash of $6 million, comprised primarily of $136 million from sales of securities available for sale, partially offset by $107 million in purchases of securities available for sale.

Cash Flow Used in Financing Activities. In the six months ended June 30, 2012, financing activities provided net of cash of $40 million, primarily due to an increase of $20 million in borrowings and $25 million in net proceeds from the sale of shares of our common stock in April 2012.

Ratio of Loans to Deposits. The relationship between gross loans and total deposits can provide a useful measure of a bank’s liquidity. Since repayments of loans tend to be less predictable than the maturity of investments and other liquid resources, the higher the loan-to-deposit ratio the less liquid are our assets. On the other hand, since we realize greater yields on loans than we do on investments, a lower loan-to-deposit ratio can adversely affect interest income and earnings. As a result, our goal is to achieve a loan-to-deposit ratio that appropriately balances the requirements of liquidity and the need to generate a fair return on our assets. At June 30, 2012 and December 31, 2011, the loan-to-deposit ratios were 83% and 76%, respectively.

Off Balance Sheet Arrangements

Loan Commitments and Standby Letters of Credit. In order to meet the financing needs of our customers, in the normal course of business we make commitments to extend credit and issue standby commercial letters of credit to or for our customers. At June 30, 2012 and December 31, 2011, we were committed to fund certain loans, including letters of credit, amounting to approximately $115 million and $121 million, respectively.

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

Contractual Obligations

Borrowings. As a source of additional funds that we have used primarily to fund loans and to purchase other interest earning assets, and to provide us with a supplemental source of liquidity, we have obtained long and short term borrowings from the Federal Home Loan Bank (the “FHLB”). As of June 30, 2012, our outstanding FHLB borrowings totaled $69 million, comprised of (i) $45 million of long-term borrowings, with maturities ranging from August 2013 to March 2015, and (ii) $24 million of short-term borrowings, with maturities ranging from August 2012 to February 2013. These borrowings have a weighted-average annualized interest rate of 0.85%. By comparison, as of December 31, 2011, our outstanding FHLB borrowings totaled $49 million, comprised of (i) $15 million of long-term borrowings and (ii) $34 million of short-term borrowings which had a weighted-average annualized interest rate of 1.19%.

At June 30, 2012, U.S. agency and mortgage backed securities, U.S. Government agency securities and collateralized mortgage obligations with an aggregate fair market value of $10 million and $141 million of residential mortgage and other real estate secured loans were pledged to secure these FHLB borrowings, repurchase agreements, and local agency deposits.

The highest amount of FHLB borrowings that were outstanding at any month-end during the six months ended June 30, 2012 was $69 million. During 2011, the highest amount of borrowings outstanding at any month-end was $114 million from FHLB and no overnight borrowings.

Junior Subordinated Debentures. Pursuant to rulings of the Federal Reserve Board, bank holding companies were permitted to issue long term subordinated debt instruments that, subject to certain conditions, would qualify as and, therefore, augment capital for regulatory purposes. At June 30, 2012, we had outstanding approximately $17.5 million principal amount of 30-year junior subordinated floating rate debentures (the “Debentures”), of which $16.8 million qualified as Tier 1 capital for regulatory purposes as of June 30, 2012. See discussion below under the subcaption “ — Capital Resources-Regulatory Capital Requirements.”

Set forth below is certain information regarding the Debentures:

(Dollars in thousands)	Principal Amount	Interest Rate	Maturity Dates(1)
September 2002	$7,217	Libor plus 3.40%	September 2032
October 2004	10,310	Libor plus 2.00%	October 2034

Total	$17,527

(1)	Subject to the receipt of prior regulatory approval, we may redeem the Debentures, in whole or in part, without premium or penalty, at any time prior to maturity.

Interest on the Debentures is payable quarterly. However, subject to certain conditions, we are entitled by the express terms of the Debentures to defer those interest payments for up to 20 quarters.

As previously reported, since July 2009 we have been required to obtain the prior approval of the Federal Reserve Bank of San Francisco (the “FRBSF”) to make interest payments on the Debentures. During the quarter ended June 30, 2011, we were advised by the FRBSF that it would not approve the payments of interest on the Debentures scheduled to be made on September 24 and July 19, 2011. During the three months ended June 30, 2012, we were unable to obtain regulatory approvals to pay, and it became necessary for us to continue to defer, quarterly interest payments on the Debentures issued in 2002 and three quarterly interest payments on the Debentures that we issued in 2004. We cannot predict when the FRBSF will approve our resumption of such interest payments and until such approval can be obtained it will be necessary for us to continue deferring interest payments on the Debentures. Since we have the right, under the terms of the Debentures, to defer interest payments for up to twenty (20) quarters, the deferrals of interest payments to date have not, and any deferral of future interest payments through January, 2015, will not constitute a default under or with respect to the Debentures. However, if by that date we have not been able to obtain regulatory approval to pay all of the deferred interest payments, we would then be in default under the Debentures. Additional information regarding the restrictions on the payment by us of interest payments on the Debentures, as well as other regulatory restrictions that apply to us and the Bank under a regulatory agreement entered into with the FRBSF (the “FRB Agreement”) and a regulatory order issued by the California Department of Financial Institutions (the “DFI Order”), see “Capital Resources-Capital and Other Requirements under FRB Agreement and DFI Order” below in this section of this report and “Supervision and Regulation-Regulatory Action by the FRB and DFI” in Item 1 and “RISK FACTORS” in Item 1A of our 2011 10-K.

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

The following is a summary of the major components of securities available for sale and a comparison of the amortized cost, estimated fair values and gross unrealized gains and losses, in thousands of dollars, as of June 30, 2012 and December 31, 2011:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Securities available for sale at June 30, 2012:
Mortgage backed securities issued by U.S. Agencies(1)	91,031	327	(19)	91,339

Total	91,031	327	(19)	91,339
Municipal securities	470	—	—	470
Collateralized mortgage obligations issued by non-agency(1)	2,819	—	(179)	2,640
Asset backed securities(2)	2,247	—	(2,010)	237
Mutual funds(3)	4,425	—	—	4,425

Total Securities Available for Sale	$100,992	$327	$(2,208)	$99,111

Securities available for sale at December 31, 2011:
Mortgage-backed securities issued by US agencies	$133,859	$630	$(363)	$134,126
Municipal securities	6,389	96	(42)	6,443
Non-agency collateralized mortgage obligations	3,040	—	(455)	2,585
Asset backed securities	2,324	—	(1,944)	380
Mutual fund	4,375	—	—	4,375

Total securities available for sale	$149,987	$726	$(2,804)	$147,909

(1)	Secured by closed-end first lien 1-4 family residential mortgages.
(2)	Comprised of a security that represents an interest in a pool of trust preferred securities issued by U.S.-based banks and insurance companies
(3)	Consists primarily of mutual fund investments in closed-end first lien 1-4 family residential mortgages.

At June 30, 2012, U.S. agencies and mortgage backed securities, U.S. Government agency securities, collateralized mortgage obligations and time deposits with an aggregate fair market value of $10 million were pledged to secure FHLB borrowings, repurchase agreements, local agency deposits, to secure lines of credit at our correspondent banks and treasury, and tax and loan accounts.

The amortized cost, at June 30, 2012, of securities available for sale are shown in the following table, by contractual maturities and historical prepayments based on the prior three months of principal payments. Expected maturities will differ from contractual maturities and historical prepayments, particularly with respect to collateralized mortgage obligations, because borrowers may react to interest rate market conditions differently than the historical prepayment rates.

	June 30, 2012 Maturing in
	One year or less		Over one year through five years		Over five years through ten years		Over ten years		Total
(Dollars in thousands)	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield
Securities available for sale:
Mortgage-backed securities issued by U.S. Agencies	5,974	2.08%	$23,955	2.08%	$30,410	2.09%	$30,692	2.08%	91,031	2.08%
Non-agency collateralized mortgage obligations	840	2.49%	1,310	2.06%	—	—	669	3.81%	2,819	2.60%
Municipal securities	—	—	—	—	—	—	470	4.20%	470	4.20%
Asset backed securities	—	—	—	—	—	—	2,247	—	2,247	—
Mutual funds	—	—	4,425	2.40%	—	—	—	—	4,425	2.40%

Total Securities Available for sale	$6,814	2.13%	$29,690	2.13%	$30,410	2.09%	$34,078	2.01%	$100,992	2.07%

The table below shows, as of June 30, 2012, the gross unrealized losses and fair values of our investments, aggregated by investment category, and the length of time that the individual securities have been in a continuous unrealized loss position.

	Securities With Unrealized Loss as of June 30, 2012
	Less than 12 months		12 months or more		Total
(Dollars In thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Mortgage backed securities issued by U.S. Agencies	$23,129	$(18)	$40	$(1)	$23,169	$(19)
Municipal securities	—	—	—	—	—	—
Non-agency collateralized mortgage obligations	—	—	2,640	(179)	2,640	(179)
Asset-backed securities	—	—	237	(2,010)	237	(2,010)

Total temporarily impaired securities	$23,129	$(18)	$2,917	$(2,190)	$26,046	(2,208)

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

The following table sets forth the capital and capital ratios of the Company (on a consolidated basis) and the Bank (on a stand-alone basis) at June 30, 2012, as compared to the respective regulatory requirements applicable to them.

	Actual		Applicable Federal Regulatory Requirement
			To be Categorized as Adequately Capitalized		To be Categorized as Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
(Dollars in thousands)
Total Capital to Risk Weighted Assets:
Company	$141,653	15.9%	$71,454	At least 8.0%	N/A	N/A
Bank	132,216	14.8%	71,399	At least 8.0%	$89,248	At least 10.0%
Tier 1 Capital to Risk Weighted Assets:
Company	$130,443	14.6%	$35,727	At least 4.0%	N/A	N/A
Bank	121,015	13.6%	35,699	At least 4.0%	$53,549	At least 6.0%
Tier 1 Capital to Average Assets:
Company	$130,443	12.3%	$42,491	At least 4.0%	N/A	N/A
Bank	121,015	11.4%	42,391	At least 4.0%	$52,989	At least 5.0%

At June 30, 2012, the Bank (on a stand-alone basis) continued to qualify as a well-capitalized institution, and the Company continued to exceed the minimum required capital ratios, under the capital adequacy guidelines described above.

The Company’s consolidated total capital and Tier 1 capital, at June 30, 2012, includes an aggregate of $16.8 million principal amount of the $17.5 million of Junior Subordinated Debentures that we issued in 2002 and 2004. We contributed that amount to the Bank over the three year period ended December 31, 2009, thereby providing it with additional cash to fund the growth of its banking operations and, at the same time, to increase its total capital and Tier 1 capital.

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

The Company and the Bank have made substantial progress with respect to the requirements of the FRB Agreement and the DFI Order and both the Board and management are committed to achieving all of those requirements.

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

As we reported in our Current Report on Form 8-K dated April 23, 2012, on April 20, 2012 we sold to the Carpenter Funds a total of 4,201,278 shares of our common stock at a price of $6.26 per share in cash, generating aggregate gross proceeds to the Company of $26.3 million, which has further increased the amount of our Tier 1 capital. We then used $15.0 million of those proceeds to make a capital contribution to the Bank. As result the ratio of the Bank’s adjusted tangible shareholders’ equity to its tangible assets had increased to 10.75% at June 30, 2012.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, in connection with the filing of this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2012. Based on that evaluation, our CEO and CFO have concluded that, as of June 30, 2012, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to disclose in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules of the Securities and Exchange Commission and that such information is accumulated and communicated to management, including our Chief Executive and Chief Financial Officers, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes in our assessment of our risk factors from those set forth in our 2011 10-K, except as follows:

As disclosed earlier in this report, we have decided to focus our mortgage banking business entirely on our direct-to consumer retail channel, and to exit the wholesale mortgage channel. See “MANAGEMENT’S DISCUSSION AND ANALYSIS – Recent Developments” earlier in this report. As a result, we are adding the following new risk factor with respect to the possible effects of this decision on our future operating results.

Our decision to exit our wholesale mortgage business could hurt our revenues and results of operations.

Based on a recently completed review of our mortgage banking operations, we have decided to focus our mortgage banking business entirely on our direct-to-consumer retail channel and exit the wholesale mortgage channel in order (i) to redeploy some of our capital resources committed to that business to our core commercial lending business, (ii) to reduce and control our staffing costs and operating expenses and (iii) to manage and limit the interest rate and other risks inherent in the wholesale mortgage business. However, there our no assurances that we will succeed in accomplishing these objectives and these actions will result in reductions, which could be significant, in our mortgage banking revenues that could hurt our earnings or cause us to incur losses in future periods.

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

PACIFIC MERCANTILE BANCORP

Date: August 13, 2012	By:	/S/ NANCY A. GRAY
Nancy A. Gray, Chief Financial Officer

S-1

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

Exhibit 31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

E-1