Form 10-Q
period 2012-09-30
PACIFIC MERCANTILE BANCORP
filed 2012-11-13
CIK 1109546

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

16,670,703 shares of Common Stock as of November 2, 2012

QUARTERLY REPORT ON FORM 10Q

FOR

THE QUARTER ENDED SEPTEMBER 30, 2012

		Page
Part I. Financial Information

Item 1.	Financial Statements (unaudited)

	Consolidated Statements of Financial Condition at September 30, 2012 and December 31, 2011	1

	Consolidated Statements of Income for the Three and Nine Months ended September 30, 2012 and 2011	2

	Consolidated Statements of Comprehensive Income for the Three and Nine Months ended September 30, 2012 and 2011	3

	Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2012 and 2011	4

	Consolidated Statement of Shareholders’ Equity for the Nine Months ended September 30, 2012	5

	Notes to Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32

Item 4T.	Controls and Procedures	60

Part II. Other Information

Item 1A.	Risk Factors	61

Item 6.	Exhibits	61

Signatures		S-1

Exhibit Index		E-1

Exhibit 31.1 Certification of Chief Executive Officer under Section 302 of the Sarbanes – Oxley Act of 2002

Exhibit 31.2 Certification of Chief Financial Officer under Section 302 of the Sarbanes – Oxley Act of 2002

Exhibit 32.1 Certification of Chief Executive Officer under Section 906 of the Sarbanes – Oxley Act of 2002

Exhibit 32.2 Certification of Chief Financial Officer under Section 906 of the Sarbanes – Oxley Act of 2002

Exhibit 101.INS XBRL Instance Document

Exhibit 101.SCH XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB XBRL Taxonomy Extension Labels Linkbase Document

Exhibit 101.PRE XBRL Taxonomy Extension Presentation Linkbase Document

(i)

PART I.—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except per share data)

(Unaudited)

	September 30, 2012	December 31, 2011
ASSETS
Cash and due from banks	$11,727	$10,290
Interest bearing deposits with financial institutions	126,009	86,177

Cash and cash equivalents	137,736	96,467
Interest-bearing time deposits with financial institutions	1,553	1,423
Federal Reserve Bank and Federal Home Loan Bank Stock, at cost	10,324	11,154
Securities available for sale, at fair value	52,534	147,909
Loans held for sale (loans held for sale at fair value: $151,919 and $41,990, respectively)	151,919	66,230
Loans (net of allowances of $12,659 and $15,627, respectively)	680,151	641,962
Investment in unconsolidated subsidiaries	682	682
Other real estate owned	30,177	37,421
Accrued interest receivable	2,387	2,505
Premises and equipment, net	1,396	977
Other assets	29,011	17,822

Total assets	$1,097,870	$1,024,552

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$187,570	$164,382
Interest-bearing	692,624	697,665

Total deposits	880,194	862,047
Borrowings	60,000	49,000
Accrued interest payable	1,762	1,444
Other liabilities	14,974	7,909
Junior subordinated debentures	17,527	17,527

Total liabilities	974,457	937,927

Commitments and contingencies (Note 2)
Shareholders’ equity:
Preferred stock, no par value, 2,000,000 shares authorized:
Series A Convertible 10% Cumulative Preferred Stock, 155,000 shares authorized, none issued or outstanding at September 30, 2012; 11,000 shares issued and outstanding at December 31, 2011; liquidation preference $100 per share plus accumulated and undeclared dividends at December 31, 2011	—	1,100
Series B Convertible 8.4% Noncumulative Preferred Stock, 300,000 shares authorized, 112,000 issued and outstanding at September 30, 2012 and December 31, 2011; liquidation preference $100 per share plus accumulated dividends and undeclared dividends at September 30, 2012 and December 31, 2011	8,747	8,747
Series C 8.4% Noncumulative Preferred Stock, 300,000 shares authorized, 8,100 issued and outstanding at September 30, 2012 and none issued or outstanding at December 31, 2011; liquidation preference $100 per share plus accumulated dividends and undeclared dividends at September 30, 2012 and December 31, 2011	—	—
Common stock, no par value, 85,000,000 shares authorized, 16,670,703 and 12,273,003 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	110,808	84,742
Retained earnings (accumulated deficit)	4,616	(5,921)
Accumulated other comprehensive loss	(758)	(2,043)

Total shareholders’ equity	123,413	86,625

Total liabilities and shareholders’ equity	$1,097,870	$1,024,552

The accompanying notes are an integral part of these consolidated financial statements.

Part I. Item 1. (continued)

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except for shares and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Interest income
Loans, including fees	$10,769	$10,005	$30,034	$30,458
Securities available for sale and stock	402	879	1,671	3,277
Interest-bearing deposits with financial institutions	203	59	332	126

Total interest income	11,374	10,943	32,037	33,861
Interest expense
Deposits	1,829	2,465	5,778	7,469
Borrowings	286	298	841	1,014

Total interest expense	2,115	2,763	6,619	8,483

Net interest income	9,259	8,180	25,418	25,378
Provision for loan losses	500	—	1,950	—

Net interest income after provision for loan losses	8,759	8,180	23,468	25,378
Noninterest income
Total other-than-temporary impairment of securities	—	(131)	(25)	(36)
Less: Portion of other-than-temporary impairment losses recognized in other comprehensive loss	—	(77)	52	133

Net impairment loss recognized in earnings	—	(54)	(77)	(169)
Service fees on deposits and other banking services	209	239	687	763
Mortgage banking (including net gains on sales of loans held for sale)	9,168	1,425	22,149	3,592
Net gains on sale of securities available for sale	937	365	2,123	405
Net (loss) gain on sale of other real estate owned	(560)	—	(449)	206
Other	197	248	672	642

Total noninterest income	9,951	2,223	25,105	5,439
Noninterest expense
Salaries and employee benefits	7,349	4,273	19,497	12,258
Occupancy	684	594	2,005	1,861
Equipment and depreciation	460	378	1,378	1,093
Data processing	187	154	562	485
FDIC expense	592	539	1,751	1,721
Other real estate owned expense	1,068	716	4,769	1,912
Professional fees	1,030	1,156	3,659	3,198
Mortgage related loan expense	733	157	2,011	439
Provision for contingencies	80	900	419	900
Other operating expense	1,224	909	3,275	2,773

Total noninterest expense	13,407	9,776	39,326	26,640

Income before income taxes	5,303	627	9,247	4,177
Income tax (benefit) provision	1,944	(225)	(1,290)	405

Net income	3,359	852	10,537	3,772
Accumulated undeclared dividends on preferred stock	(241)	(121)	(241)	(176)

Net income allocable to common shareholders	$3,118	$731	$10,296	$3,596

Income per common share
Basic	$0.19	$0.06	$0.69	$0.33
Diluted	$0.18	$0.06	$0.61	$0.33
Weighted average number of common shares outstanding
Basic	16,669,350	12,273,003	14,954,413	11,054,178
Diluted	19,170,781	12,315,065	17,374,156	11,072,523

The accompanying notes are an integral part of these consolidated financial statements.

Part I. Item 1. (continued)

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$3,359	$852	$10,537	$3,772
Other comprehensive loss, net of tax:
Change in unrealized loss on securities available for sale	274	398	1,313	1,994
Change in net unrealized gain (loss) and prior service benefit on supplemental executive retirement plan	(46)	5	(28)	(31)

Total comprehensive income	$3,587	$1,255	$11,822	$5,735

The accompanying notes are an integral part of these consolidated financial statements.

Part I. Item 1. (continued)

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash Flows From Operating Activities:
Net income	$10,537	$3,772
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	384	370
Provision for loan losses	1,950	—
Net amortization of premium on securities	262	468
Net gains on sales of securities available for sale	(2,123)	(405)
Net gains on sales of loans held for sale	(31,002)	(2,648)
Net mark to market on mortgage loans held for sale	(8,616)	—
Proceeds from sales and principal reductions of mortgage loans held for sale	694,664	195,959
Originations and purchases of mortgage loans held for sale	(743,968)	(217,504)
Repurchases of mortgage loans held for sale	(1,086)	—
Other than temporary impairment on securities available for sale	77	169
Net amortization of deferred fees and unearned income on loans	(430)	(349)
Net (gain) loss on sales of other real estate owned	449	(187)
Net gain on sale of fixed assets	(25)	(18)
Write down of other real estate owned	876	470
Stock-based compensation expense	330	206
Net mark to market loss on derivatives	703	—
Net mark to market gain on mortgage servicing rights	(1,000)
Changes in operating assets and liabilities:
Net decrease in accrued interest receivable	118	576
Net (increase) decrease in other assets	(3,500)	656
Net increase in deferred taxes	(5,048)	(880)
Net (increase) decrease in income taxes receivable	(418)	6,205
Net increase accrued interest payable	318	301
Net increase in other liabilities	7,037	1,078

Net cash used in operating activities	(79,511)	(11,761)
Cash Flows From Investing Activities:
Net (increase) decrease in interest-bearing time deposits with financial institutions	(130)	610
Maturities of and principal payments received for securities available for sale and other stock	29,100	9,951
Purchase of securities available for sale and other stock	(117,717)	—
Proceeds from sale of securities available for sale and other stock	185,696	95,609
Proceeds from sale of other real estate owned	8,415	9,717
Capitalized cost of other real estate owned	(337)	(155)
Net (increase) decrease in loans	(37,252)	47,387
Purchases of premises and equipment	(814)	(348)
Proceeds from sales of loans	—	1,531
Proceeds from sale of premises and equipment	36	18

Net cash provided by investing activities	66,997	164,320
Cash Flows From Financing Activities:
Proceeds from sale of common stock	24,591	—
Proceeds from sale of Series B preferred stock	—	8,862
Net increase in deposits	18,147	29,352
Net increase (decrease) in borrowings	11,000	(54,000)
Proceeds from exercise of stock options	1	—
Proceeds from sale of stock purchase warrants	44	—

Net cash provided by (used in) financing activities	53,783	(15,786)
Net increase in cash and cash equivalents	41,269	136,773
Cash and Cash Equivalents, beginning of period	96,467	32,678

Cash and Cash Equivalents, end of period	$137,736	$169,451

Supplementary Cash Flow Information:
Cash paid for interest on deposits and other borrowings	$6,301	$8,182

Cash paid for income taxes	1,033	978

Non-Cash Investing Activities:
Transfer of loans into other real estate owned	$—	$416

Transfer of loans held for sale to loans held for investment	$10,004	$1,586

Transfer of loans held for investment to loans held for sale	$5,388	$—

Net increase in net unrealized losses and prior year service cost on supplemental employee retirement plan, net of tax	$(28)	$(31)

Net change in net unrealized gains and losses on securities held for sale, net of income tax	$1,313	$1,994

Non-Cash Financing Activities:
Conversion of Series A cumulative preferred Stock to Common Stock	$1,100	$—

The accompanying notes are an integral part of these consolidated financial statements.

Part I. Item 1. (continued)

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Shares and dollars in thousands)

(Unaudited)

For The Nine Months Ended September 30, 2012

	Series A, B, and C Preferred Stock		Common Stock		Retained Earnings Accumulated (Deficit)	Accumulated Other Comprehensive (Loss)	Total
	Number of Shares	Amount	Number of Shares	Amount
Balance at January 1, 2012	123	$9,847	12,273	$84,742	$(5,921)	$(2,043)	$86,625
Sale of Common Stock			4,201	24,591			24,591
Conversion of Series A cumulative preferred stock common stock	(11)	(1,100)	144	1,100	—	—	—
Series A cumulative preferred stock dividend	—	—	37	—	—	—	—
Series C noncumulative preferred stock issued as a stock dividend on Series B noncumulative preferred stock	8	—	—	—	—	—	—
Common stock based compensation expense	—	—	—	330	—	—	330
Stock options exercised	—	—	16	1	—	—	1
Common stock warrants issued	—	—	—	44	—	—	44
Net income	—	—	—	—	10,537	—	10,537
Change in unrealized gain on securities held for sale	—	—	—	—	—	1,313	1,313
Change in unrealized loss on supplemental executive retirement plan	—	—	—	—	—	(28)	(28)

Balance at September 30, 2012	120	$8,747	16,671	$110,808	$4,616	$(758)	$123,413

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

During 2002, we organized three business trusts, under the names Pacific Mercantile Capital Trust I, PMB Capital Trust I, and PMB Statutory Trust III, respectively, to facilitate our issuance of $5.155 million, $5.155 million and $7.217 million, respectively, principal amount of junior subordinated debentures, all with maturity dates in 2032. In October 2004, we organized PMB Capital Trust III to facilitate our issuance of an additional $10.310 million principal amount of junior subordinated debentures, with a maturity date in 2034. In accordance with applicable accounting standards, the financial statements of these trusts are not included in the Company’s consolidated financial statements. See Note 2: “Significant Accounting Policies—Principles of Consolidation” in the Notes to Consolidated Financial Statements included in the Company’s Form 10-K for the year ended December 31, 2011.

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

Our consolidated financial position at September 30, 2012, and the consolidated results of operations for the three and nine month periods ended September 30, 2012, are not necessarily indicative of what our financial position will be at of December 31, 2012, or of the results of our operations that may be expected for any other interim period or for the full year ending December 31, 2012.

2.	Significant Accounting Policies, Recent Accounting Pronouncements, Commitments and Contingencies (Cont,-)

Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make certain estimates and assumptions that could affect the reported amounts of certain of our assets, liabilities and contingencies at the date of the financial statements and the reported amounts of our revenues and expenses during the reporting periods. For the fiscal periods covered by this Report, those estimates related primarily to our determinations of (i) allowance for loan losses, (ii) the respective fair values of securities available for sale and mortgage loans held for sale, and (iii) whether and the extent to which it is necessary to establish a valuation allowance against our deferred tax asset. If circumstances or financial trends on which those estimates were based were to change in the future or there were to occur any currently unanticipated events affecting the amounts of those estimates, our future financial position or results of operations could differ, possibly materially, from those expected at the current time.

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04—Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements (“ASU 2011-04”), clarifying how to measure and disclose fair value. This guidance amends the application of the “highest and best use” concept to be used only in the measurement of fair value of nonfinancial assets, clarifies that the measurement of the fair value of equity-classified financial instruments should be performed from the perspective of a market participant who holds the instrument as an asset, clarifies that an entity that manages a group of financial assets and liabilities on the basis of its net risk exposure can measure those financial instruments on the basis of its net exposure to those risks, and clarifies when premiums and discounts should be taken into account when measuring fair value. The fair value disclosure requirements also were amended. For public entities, the amendments in ASU 2011-04 are effective prospectively for interim and annual periods beginning after December 15, 2011. The adoption of the amended guidance did not have a significant impact on the Company’s results of operations, financial position, or disclosures.

Commitments and Contingencies

Commitments

To meet the financing needs of our customers in the normal course of business, we are a party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements. At September 30, 2012, loan commitments and letters of credit totaled $117 million and $805,000, respectively. The contractual amount of a credit-related financial instrument such as a commitment to extend credit, a credit-card arrangement or a letter of credit represents the amounts of potential accounting loss should the commitment be fully drawn upon, the customer were to default, and the value of any existing collateral securing the customer’s payment obligation becomes worthless.

As a result, we use the same credit policies in making commitments to extend credit and conditional obligations as we do for on-balance sheet instruments. Commitments generally have fixed expiration dates; however, since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. We evaluate each customer’s creditworthiness on a case-by-case basis, using the same credit underwriting standards that are employed in making commercial loans. The amount of collateral obtained, if any, upon an extension of credit is based on our evaluation of the credit worthiness of the customer. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, real estate and income-producing commercial properties.

2.	Significant Accounting Policies, Recent Accounting Pronouncements, Commitments and Contingencies (Cont,-)

During the first quarter of 2012, we began selling a portion of our mortgage loan production directly to secondary market investors on a “mandatory commitment” basis, agreeing to sell a specified dollar amount of mortgage loans at an agreed-upon price within a specified timeframe in order to avail ourselves of more favorable pricing on loan sales to investors. In order to mitigate interest rate risk on loans subject to such mandatory commitments, when we lock the interest rate for the borrowers on those loans prior to funding, we lock the price to sell the loans to investors in a mandatory commitment and enter into a mortgage backed to-be-announced (“TBA”) security. The mandatory commitment and the TBA security act as a hedge against market interest rate movements between the time the interest rate is locked and the loan is funded and sold in the secondary market. TBA securities are deemed to be derivatives and involve off-balance sheet financial risk. The contractual or notional amounts of the TBA securities are tied to the Bank’s loan origination volume and we bear a financial risk from such securities. The unrealized fair value gains from the interest rate contracts and TBA security hedges were $941,000 as of September 30, 2012. These gains or losses depend upon the value of the underlying financial instruments and are affected by market changes in interest rates.

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

The case was tried before a jury in August, 2011. However (i) before the case went to the jury for a decision, the trial judge ruled that the Bank had wrongfully exercised its set off rights and based on that finding, the jury awarded plaintiff $100,000 of compensatory damages, and (ii) the jury later found that the Bank’s exercise of its set off rights also constituted a wrongful conversion of plaintiff’s funds and awarded the plaintiff $150,000 in compensatory damages and $950,000 in punitive damages against the Bank. In addition, the trial court entered an award to plaintiff of his attorney’s fees and costs, in the amount of $762,000.

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

2.	Significant Accounting Policies, Recent Accounting Pronouncements, Commitments and Contingencies (Cont,-)

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

In August 2011, we completed the sale of $11.2 million of Series B Convertible 8.4% Series B Preferred Stock (the “Series B Preferred Stock”) and contributed the net proceeds from that sale to the Bank, thereby increasing its ratio of adjusted tangible shareholders’ equity to its tangible assets to 9.0%, as required by the DFI Order. At September 30, 2012, that ratio had increased to 11.88%.

3.	Earnings Per Share (“EPS”)

Basic EPS is computed by dividing net income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS gives effect to the potential dilution that could occur if stock options, convertible preferred stock or other contracts to issue common stock were either exercised or converted into common stock that would then share in our earnings. For the three and nine months ended September 30, 2012, 883,543 and 909,843 shares, respectively, of our common stock subject to stock options were excluded from the computations of diluted earnings per common share, because they were anti-dilutive. This compares to 783,119 and 960,119 shares, respectively, that were excluded from the computations of diluted earnings per common share for the three and nine months ended September 30, 2011. Also, 352,444 shares of common stock subject to stock purchase warrants were excluded from the computation of diluted earnings per common share for the three and nine months ended September 30, 2012 and 2011 because their exercisability is conditioned on future events.

The following table shows how we computed basic and diluted EPS for the nine month periods ended September 30, 2012 and 2011.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except earnings per share data)	2012	2011	2012	2011
Net income (loss)	$3,359	$852	$10,537	$3,772
Accumulated undeclared dividends on preferred stock	(241)	(121)	(241)	(176)

Net income allocable to common shareholders(A)	$3,118	$731	$10,296	$3,596

Weighted average outstanding shares of common stock(B)	16,669	12,273	14,954	11,054
Dilutive effect of convertible preferred stock, employee stock options and warrants	2,502	42	2,420	19

Common stock and common stock equivalents(C)	19,171	12,315	17,374	11,073

Income (Loss) per common share:
Basic (A/B)	$0.19	$0.06	$0.69	$0.33
Diluted (A/C)	$0.18	$0.06	$0.61	$0.33

4.	Stock-Based Employee Compensation Plans

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

Options to purchase a total of 1,536,465 shares of our common stock granted under the Previously Approved Plans were outstanding at September 30, 2012. The 2010 Plan provides that if any of those outstanding options expire or are terminated for any reason, then, the number of shares that would become available for grants or awards of equity incentives under the 2010 Plan would be increased by an equivalent number of shares, instead of becoming available for new equity incentive grants under the Previously Approved Plans. Assuming that all of the options that were outstanding under the Previously Approved Plans on the date the 2010 Plan was adopted were to expire or be cancelled, then the maximum number of shares that could be issued pursuant to equity incentives under the 2010 Plan would be 1,689,175 shares.

Stock options entitle the recipients to purchase common stock at a price per share that may not be less than 100% of the fair market value of the Company’s shares on the respective grant dates of the stock options. Restricted shares may be granted at such purchase prices or outright and on such other terms, including restrictions and Company repurchase rights, as are fixed by the Compensation Committee of the Company’s Board of Directors at the time awards of restricted shares are granted. SARs entitle the recipient to receive a cash payment in an amount equal to the difference between the fair market value of the Company’s shares on the date of vesting and a “base price” (which, in most cases, will be equal to fair market value of the Company’s shares on the date of grant), subject to the right of the Company to make such payment in shares of its common stock at their then fair market value. Options, restricted shares and SARs may vest immediately or in installments over various periods generally ranging up to five years, subject to the recipient’s continued employment or service with the Company or the achievement of specified performance goals, as determined by the Compensation Committee at the time it grants or awards such equity incentives. Stock options and SARs may be granted for terms of up to 10 years after the date of grant, but will terminate sooner upon or shortly after a termination of service occurring prior to the expiration of the term of the option or SAR. The Company will become entitled to repurchase some or all of the unvested restricted shares, at the same price that was paid for the shares by the recipient, if any, in the event of a termination of employment or service of the holder of such shares or if any performance goals specified in the award are not satisfied prior to the vesting of those shares. To date, the Company has not granted any restricted shares or any SARs.

Under ASC 718-10, we recognize in our statements of operations the fair values of the options or any restricted shares that we grant as compensation cost over their respective service periods.

The fair values of the options that were outstanding at September 30, 2012 under the 2010 Plan or the Previously Approved Plans (collectively referred to as the “Plans”) were estimated as of their respective dates of grant using the Black-Scholes option-pricing model. For additional information regarding the Company’s stock based compensation plans, see Note 12—“Stock-Based Employee Compensation Plans” in the Notes to Consolidated Financial Statement included in the Company’s 2011 10-K. The table below summarizes the weighted average assumptions used to determine the fair values of the options granted during the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
Assumptions with respect to:	2012	2011	2012	2011
Expected volatility	43%	41%	48%	41%
Risk-free interest rate	1.09%	2.55%	0.87%	2.55%
Expected dividends	0.57%	0.26%	0.57%	0.26%
Expected term (years)	6.93	6.6-8.2	4.2-7.6	6.6-8.2
Weighted average fair value of options granted during period	$2.88	$1.93	$2.44	$1.98

4.	Stock-Based Employee Compensation Plans (Cont,-)

The following tables summarize the stock option activity under the Plans during the nine months ended September 30, 2012 and 2011, respectively.

	Number of Shares	Weighted- Average Exercise Price Per Share	Number of Shares	Weighted- Average Exercise Price Per Share
	2012		2011
Outstanding – January 1,	1,153,741	$7.35	1,177,642	$7.57
Granted	524,500	5.26	64,000	4.35
Exercised	(15,380)	3.53	—	—
Forfeited/Canceled	(126,396)	6.01	(87,401)	7.53

Outstanding – September 30,	1,536,465	6.81	1,154,241	7.39

Options Exercisable – September 30,	861,069	$8.41	742,992	$9.43

Options to purchase 12,407 and 15,380 share of common stock were exercised during the three and nine months ended September 30, 2012, respectively. There were no options exercised to purchase shares of common stock in the three and nine months ended September 2011. The fair values of options vested during the nine months ended September 30, 2012 and 2011 were $291,274 and $179,700, respectively.

The following table provides additional information regarding the vested and unvested options that were outstanding at September 30, 2012.

	Options Outstanding as of September 30, 2012				Options Exercisable as of September 30, 2012 (1)
	Vested	Unvested	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Shares	Weighted Average Exercise Price
$ 2.97 – $5.99	384,926	569,996	$4.08	8.42	384,926	$3.60
$ 6.00 – $9.99	25,200	105,400	6.93	8.45	25,200	7.40
$10.00 – $12.99	310,100	—	11.23	1.38	310,100	11.23
$13.00 – $17.99	121,343	—	15.09	2.89	121,343	15.09
$18.00 – $18.84	19,500	—	18.05	3.34	19,500	18.06

	861,069	675,396	$6.81	6.50	861,069	$8.41

(1)	The weighted average remaining contractual life of the options that were exercisable as of September 30, 2012 was 4.53 years.

The aggregate intrinsic values of options that were outstanding and exercisable under the Plans at September 30, 2012 and 2011 were $1.1 million and $29,200, respectively.

A summary of the status of the unvested options as of December 31, 2011, and changes in the number of shares subject to and in the weighted average grant date fair values of the unvested options during the nine months ended September 30, 2012, are set forth in the following table.

	Number of Shares Subject to Options	Weighted Average Grant Date Fair Value
Unvested at December 31, 2011	352,049	$1.39
Granted	524,500	2.44
Vested	(167,770)	1.74
Forfeited/Cancelled	(33,383)	1.34

Unvested at September 30, 2012	675,396	$2.13

4.	Stock-Based Employee Compensation Plans (Cont,-)

The aggregate amounts of stock based compensation expense recognized in our consolidated statements of operations for the nine months ended September 30, 2012 and 2011, were $216,000 and $170,000, respectively, in each case net of taxes. At September 30, 2012, the weighted average period over which nonvested awards were expected to be recognized was 1.32 years.

The following table sets forth the compensation expense which was expected to be recognized during the periods presented below in respect of non-vested stock options outstanding at September 30, 2012:

Estimated Stock Based Compensation Expense
(Dollars in thousands)
For the years ending December 31,
Remainder of 2012	$153
2013	545
2014	426
2015	174
2016	27

$1,325

5.	Employee Benefit Plan

The Company has established a Supplemental Retirement Plan (“SERP”) for its Chief Executive Officer. The components of net periodic benefit cost for the SERP are set forth in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Service cost	$52	$51	$154	$150
Interest cost	42	38	123	109
Expected return on plan assets	—	—	—	—
Amortization of prior service cost	4	4	11	12
Amortization of net actuarial loss	(12)	1	(35)	4

Net periodic SERP cost	$86	$94	$253	$275

6.	Income Taxes

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

6.	Income Taxes (Cont,-)

During the fourth quarter of 2008, we concluded that it had become more likely than not that our taxable income in the foreseeable future would not be sufficient to enable us to realize our deferred tax asset in its entirety. That conclusion was based on our consideration of the relative weight of the available evidence, including the rapid deterioration in market and economic conditions, and the uncertainties regarding the duration of, and how our future operating results would be affected by, those conditions. As a result, we recorded a $3.0 million valuation allowance against our deferred tax asset for the portion of the tax benefits which, based on our assessment, we were more likely than not to be unable to use prior to their expiration. At September 30, 2010, based on continued weakness in the economy and financial markets, we concluded that it had become more likely than not that we would be unable to utilize our remaining tax benefits comprising our deferred tax asset prior to their expiration. Therefore, we increased the valuation allowance against our net deferred tax asset by $10.7 million by means of a non-cash charge to income tax expense in the quarter ended September 30, 2010.

As the result of a strengthening of economic conditions, an improvement in the quality of our loan portfolio, as reflected in declines in loan losses and loan delinquencies, and the earnings we were generating from operations, we determined that it had become more likely than not that we would be able to use approximately $7.0 million of the income tax benefits comprising our deferred tax asset to offset or reduce taxes in future years. As a result we reduced, by a corresponding amount, the valuation allowance that we had previously established against our deferred tax asset, which resulted in the recognition of a non-cash income tax benefit for 2011 in the amount of $6.4 million.

At June 30, 2012 we conducted another assessment of the realizability of our deferred tax asset and due to a continued strengthening of economic conditions and the earnings we were generating from operations, we determined that it had become more likely than not that we would be able to use approximately $13.8 million of the income tax benefits comprising our deferred tax asset to offset or reduce taxes in future years. As a result we reduced the valuation allowance that we had previously established against our deferred tax asset, which resulted in the recognition of a non-cash income tax benefit for the second quarter of 2012 in the amount of $5.0 million.

We file income tax returns with the U.S. federal government and the state of California. As of September 30, 2012, we were subject to examination by the Internal Revenue Service with respect to our U.S. federal and Franchise Tax Board for California state income tax returns for the 2008 to 2011 tax years. Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of tax expense. We did not have any accrued interest or penalties associated with any unrecognized tax benefits, and no interest expense was recognized during the years ended 2011 and 2010. Our effective tax rate differs from the federal statutory rate primarily due to tax free income on municipal bonds and certain non-deductible expenses recognized for financial reporting purposes and state taxes. We do not believe there will be any material adverse changes in our unrecognized tax benefits over the next 12 months.

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

Fair Value Hierarchy. Under ASC 820-10, we group assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

Level 1	Valuation is based upon quoted prices for identical instruments traded in active markets.

Level 2	Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

Level 3	Valuation is generated from model-based techniques that use at least one significant assumption not observable in the market. These unobservable assumptions reflect estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flow models and similar techniques.

7.	Fair Value Measurements (Cont,-)

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

Loans Held for Sale (LHFS). Effective December 1, 2011, the Company elected to measure new all newly originated mortgage loans held for sale LHFS at fair value. The remaining LHFS are carried at the lower of cost or market. Fair value is based on quoted market prices. We classify those loans subjected to recurring fair value adjustments as Level 2.

Mortgage Servicing Rights. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques that would incorporate assumptions that market participants would use in estimating the fair value of servicing. These assumptions might include estimates of prepayment speeds, discount rate, costs to service, escrow account earnings, contractual servicing fee income, prepayment and late fees, among other considerations. Mortgage servicing rights are considered a Level 3 measurement at September 30, 2012 and are included in other assets in the accompanying consolidated balance sheets.

Derivative assets and liabilities. The Company’s derivative assets and liabilities are carried at fair value as required by GAAP and are accounted for as free standing derivatives. The derivative assets are interest rate lock commitments (“IRLCs”) with prospective residential mortgage borrowers whereby the interest rate on the loan is determined prior to funding and the borrowers have locked in that interest rate. These commitments are determined to be derivative instruments in accordance with GAAP. The derivative liabilities are hedging instruments (typically TBA securities) used to hedge the risk of fair value changes associated with changes in interest rates relating to its mortgage loan origination operations. The Company hedges the period from the interest rate lock (assuming a fall-out factor) to the date of the loan sale. The estimated fair value is based on current market prices for similar instruments. Given the meaningful level of secondary market activity for derivative contracts, active pricing is available for similar assets and accordingly, the Company classifies its derivative assets and liabilities as a Level 2 measurement at September 30, 2012 and are included in other assets in the accompanying consolidated balance sheets.

The following tables shows the recorded amounts of assets measured at fair value on a recurring basis for the following periods:

	At September 30, 2012
	Total	Level 1		Level 2	Level 3
(Dollars in thousands)
Investment securities available for sale:
Mortgage backed securities issued by U.S. agencies	$45,073		—	$45,073		—
Collateralized mortgage obligations issued by non-agency	2,754		—	2,754		—
Asset backed securities	248		—	—		248
Mutual funds	4,459		4,459	—		—

Total securities available for sale at fair value	52,534		4,459	47,827		248
Loans held for sale	151,919		—	151,919		—
Mortgage servicing rights	1,365		—	—		1,365
Derivative assets – IRLC’s	3,686			3,686

Total assets measured at fair value on a recurring basis	$209,504		$4,459	$203,432		$1,613

Derivative liabilities – TBA securities	$(2,745)	$		$(2,745)	$

Total liabilities measured at fair value on a recurring basis	$(2,745)	$		$(2,745)	$

	At December 31, 2011
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Investment securities available for sale
Mortgage backed securities issued by U.S. agencies	$134,126	$—	$134,126	$—
Municipal securities	6,443	—	6,443	—
Collateralized mortgage obligations issued by non agency	2,585	—	1,930	655
Asset back securities	380	—	—	380
Mutual funds	4,375	4,375	—	—

Total securities available for sale at fair value	147,909	4,375	142,499	1,035
Loans held for sale	41,990	—	41,990	—
Derivative assets – IRLC’s	1,326		1,326

Total assets measured at fair value on recurring basis	$191,225	$4,375	$185,815	$1,035

The valuation technique used for Level 3 investment securities is a discounted cash flow. Inputs considered in determining Level 3 pricing include, the securities anticipated prepayment rates, default rates, and the loss severity given a future default. Significant increases or decreases in any of those inputs in isolation would result in a significantly lower or higher fair value measurement. In general, a change in the assumption regarding the probability of default is accompanied by a directionally similar change in the assumption used for the loss severity in an event of default. These probabilities are then combined with correlation assumptions using a Monte Carlo simulation. The results from each simulation path are averaged to obtain a final fundamental value and loss estimate. Recovery rates and prepayment rates are assumed to be 0%. Prepayment rates are subject to change based on market conditions. There is a 50% asset correlation for issuers in the same industry and a 30% correlation for issuers in different industries.

The valuation technique used for Level 3 mortgage servicing rights is based upon market prices for similar instruments and an internal discounted cash flow model. The valuation model incorporates assumptions that market participants would use in estimating the fair value of servicing, the most significant of which include estimates of prepayment speeds of between 10% and 15%, and a discount rate of 12%. For mortgage servicing rights, a significant increase in discount rates would result in a significantly lower estimated fair value. The impact of changes in prepayment speeds would have differing impacts depending on the seniority or other characteristics of the instrument.

7.	Fair Value Measurements (Cont,-)

The changes in Level 3 assets measured at fair value on a recurring basis are summarized in the following table:

Investment Securities Available for Sale
(Dollars in thousands)
Balance of recurring Level 3 instruments at January 1, 2012	$1,035
Total gains or losses (realized/unrealized):
Included in earnings-realized	—
Included in earnings-unrealized(1)	(77)
Included in other comprehensive income	1,999
Purchases	—
Sales	—
Issuances	1,365
Settlements	—
Transfers in and/or out of Level 3	(2,709)

Balance of Level 3 assets at September 30, 2012	$1,615

(1)	Amount reported as other than temporary impairment loss in the noninterest income portion of the accompanying consolidated statement of operations.

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

Loans Held for Sale. Mortgage loans held for sale and funded prior to December 1, 2011 are carried at the lower of cost or market value. The fair value of these loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics. As such, the Company classifies loans subjected to nonrecurring fair value adjustments as Level 2.

7.	Fair Value Measurements (Cont,-)

Information regarding assets measured at fair value on a nonrecurring basis is set forth in the table below.

	At September 30, 2012
	Total	Level 1	Level 2	Level 3
(Dollars in thousands)
Impaired loans	$39,652	$—	$7,906	$31,746
Loans held for sale not held at fair value	982	—	982	—
Other assets(1)	30,177	—	30,177	—

Total	$70,811	$—	$39,065	$31,746

(1)	Includes foreclosed assets.

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

7.	Fair Value Measurements (Cont,-)

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

Derivative assets and liabilities (IRLC’s and TBA Securities). IRLC’s are interest rate lock commitments with prospective residential mortgage borrowers whereby the interest rate on the loan is determined prior to funding and the borrowers have locked in that interest rate. TBA’s are used to economically hedge the risk of fair value changes associated with changes in interest rates relating to its mortgage loan origination operations. The Company hedges the period from the interest rate lock (assuming a fall-out factor) to the date of the loan sale. The estimated fair value is based on current market prices for similar instruments.

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

Commitments to Extend Credit and Standby Letters of Credit. The fair value of commitments to extend credit and standby letters of credit, are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. These fees were not material in amount either at September 30, 2012, or December 31, 2011.

The estimated fair values and related carrying amounts of the Company’s financial instruments are as follows:

	September 30, 2012		December 31, 2011
(Dollars in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and cash equivalents	$137,736	$137,736	$96,467	$96,467
Interest-bearing deposits with financial institutions	1,553	1,553	1,423	1,423
Federal Reserve Bank and Federal Home Loan Bank stock	10,324	10,324	11,154	11,154
Securities available for sale	52,534	52,534	147,909	147,909
Mortgage loans held for sale	151,919	151,919	66,230	66,230
Loans, net	680,151	676,080	641,962	626,227
IRLC’s	3,686	3,686	1,326	1,326
Financial Liabilities:
Noninterest bearing deposits	187,570	187,570	164,382	164,382
Interest-bearing deposits	692,624	693,696	697,665	698,797
Borrowings	60,000	60,217	49,000	58,409
Junior subordinated debentures	17,527	17,527	17,527	17,527
TBA securities	2,745	2,745	—	—

7.	Fair Value Measurements (Cont,-)

Fair Value Option. The following table reflects the differences between the fair value carrying amount of LHFS measured at fair value under ASU 825 and the aggregate unpaid principal amount we are contractually entitled to receive at maturity.

September 30, 2012
(Dollars in thousands)	Fair Value Carrying Amount	Aggregate Unpaid Principal	Fair Value Carrying Amount Less Aggregate Unpaid Principal
Loans held for sale reported at fair value:
Total loans	$150,937	$142,695	$8,242
Nonaccrual loans	—	—	—
Loans 90 days or more past due and still accruing	—	—	—

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

Loans Held for Sale at Fair Value	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2012	2011	2012	2011
Changes in fair value included in net income:
Mortgage banking noninterest income	$2,264	—	$8,616	—

The following table includes information for the derivative assets and liabilities for the periods presented:

		Total Gains (Losses)
	Notional Balance	For the Three Months Ended	For the Nine Months Ended
	September 30, 2012	September 30, 2012(1)	September 30, 2012(1)
Derivative assets - IRLC’s	$94,866	$1,086	$3,650
Derivative liabilities - TBAs	146,015	(3,200)	(4,542)

(1)	Amounts included in noninterest income – mortgage banking, within the accompanying consolidated statements of income.

8.	Investment Securities Available For Sale

The following table sets forth the major components of securities available for sale and compares the amortized costs and estimated fair market values of, and the gross unrealized gains and losses on, these securities at September 30, 2012 and December 31, 2011:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Securities available for sale at September 30, 2012:
Mortgage backed securities issued by U.S. agencies(1)	$44,289	$785	$(1)	$45,073
Municipal securities	—	—	—	—
Collateralized non-agency mortgage obligations(1)	2,708	76	(30)	2,754
Asset backed securities(2)	2,247	—	(1,999)	248
Mutual funds(3)	4,459	—	—	4,459

Total securities available for sale	$53,703	$861	$(2,030)	$52,534

Securities available for sale at December 31, 2011:
Mortgage-backed securities issued by U.S. agencies(1)	$133,859	$630	$(363)	$134,126
Municipal securities	6,389	96	(42)	6,443
Collateralized non-agency mortgage obligations(1)	3,040	—	(455)	2,585
Asset backed securities(2)	2,324	—	(1,944)	380
Mutual funds(3)	4,375	—	—	4,375

Total securities available for sale	$149,987	$726	$(2,804)	$147,909

(1)	Secured by closed-end first lien 1-4 family residential mortgages.
(2)	Comprised of a security that represents an interest in a pool of trust preferred securities issued by U.S.-based banks and insurance companies
(3)	Consists primarily of mutual fund investments in closed-end first lien 1-4 family residential mortgages.

8.	Investment Securities Available For Sale (Cont,-)

At September 30, 2012 and December 31, 2011, U.S. agencies/mortgage backed securities and collateralized mortgage obligations with an aggregate fair market value of $9 million and $12 million, respectively, were pledged to secure Federal Home Loan Bank borrowings, repurchase agreements, local agency deposits and Treasury, tax and loan accounts.

The amortized cost and estimated fair values of securities available for sale at September 30, 2012 and December 31, 2011, are shown in the table below by contractual maturities and historical prepayments based on the prior twelve months of principal payments. Expected maturities will differ from contractual maturities and historical prepayments, particularly with respect to collateralized mortgage obligations, primarily because prepayment rates are affected by changes in conditions in the interest rate market and, therefore, future prepayment rates may differ from historical prepayment rates.

	At September 30, 2012 Maturing in
(Dollars in thousands)	One year or less	Over one year through five years	Over five years through ten years	Over ten Years	Total
Securities available for sale, amortized cost	$5,091	$19,586	$16,253	$12,773	$53,703
Securities available for sale, estimated fair value	5,148	19,885	16,556	10,945	52,534
Weighted average yield	1.85%	1.91%	1.84%	1.87%	1.87%

	At December 31, 2011 Maturing in
(Dollars in thousands)	One year or less	Over one year through five years	Over five years through ten years	Over ten Years	Total
Securities available for sale, amortized cost	$13,443	$44,574	$38,950	$53,020	$149,987
Securities available for sale, estimated fair value	13,388	44,353	39,087	51,081	147,909
Weighted average yield	2.15%	2.32%	2.43%	2.48%	2.39%

The Company recognized net gains on sales of securities available for sale of $1.4 million, net of $730,000 of taxes, on sale proceeds of $186 million during the nine months ended September 30, 2012 and $336,000, net of $69,000 of taxes, on sale proceeds of $96 million during the nine months ended September 30, 2011.

The table below indicates, as of September 30, 2012, the gross unrealized losses and fair values of our investments, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	Securities with Unrealized Loss at September 30, 2012
	Less than 12 months		12 months or more		Total
Dollars in thousands	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Mortgage backed securities issued by U.S. agencies	—	—	39	(1)	39	(1)
Municipal securities	—	—	—	—	—	—
Collateralized non-agency mortgage obligations	—	—	1,251	(30)	1,251	(30)
Asset backed securities	—	—	248	(1,999)	248	(1,999)

Total temporarily impaired securities	$—	$—	$1,538	$(2,030)	$1,538	$(2,030)

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

Through the impairment assessment process, we determined that the available-for-sale securities discussed below were other-than-temporarily impaired at September 30, 2012. We recorded no impairments of credit losses on available-for-sale securities in our consolidated statement of income in the three month period ended September 30, 2012. The OTTI related to factors other than credit losses, in the aggregate amount of $1.9 million, was recognized as other comprehensive loss in our balance sheet at September 30, 2012.

The table below presents a roll-forward of OTTI where a portion attributable to non-credit related factors was recognized in other comprehensive loss for the nine months ended September 30, 2012:

(Dollars in thousands)	Gross Other- Than- Temporary Impairments	Other-Than- Temporary Impairments Included in Other Comprehensive Loss	Net Other-Than Temporary Impairments Included in Retained Earnings
Balance – June 30, 2012	$(2,752)	$(2,021)	$(731)
Additions for credit losses on securities for which an OTTI was not previously recognized	93	93	—

Balance – September 30, 2012	$(2,659)	$(1,928)	$(731)

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

Based on our OTTI assessment process, we determined that there was one investment security, an asset backed security, in our portfolio of securities held for sale that had become or was impaired as of September 30, 2012.

Asset-Backed Security. At September 30, 2012, we had one impaired asset backed security in our portfolio of available for sale investment securities. We purchased $3.0 million face value of this security in November 2007 at a price of 95.21% for a total purchase price of $2,856,420. This security is a multi-class, cash flow collateralized bond obligation backed by a pool of trust preferred securities issued by a diversified pool of 56 issuers which consisted of 45 U.S. depository institutions and 11 insurance companies at the time of the security’s issuance in November 2007. This security was part of a $363 million issuance. The security that we own (CUSIP 74042CAE8) in the mezzanine class B piece security had a variable interest rate of 3 month LIBOR +60 basis points and a rating of Aa2/AA by Moody’s and Fitch at the time of issuance.

8.	Investment Securities Available For Sale (Cont,-)

As of September 30, 2012 the amortized cost of this security was $2.2 million with a fair value of $248,000 for an approximate unrealized loss of $2.0 million. Currently, the security has a Ca rating from Moody’s and CC rating from Fitch and has experienced $47.5 million in defaults (13.2% of total current collateral) and $43.5 million in payment deferrals (12.1% of total current collateral) from issuance to September 30, 2012. Since September 30, 2010, the security has not paid its scheduled quarterly interest payment, and the Company has not accrued interest on this security. The Company estimates that the security could experience another $74 million in defaults before we would not receive all of its contractual cash flows. This analysis is based on the following assumptions: future default rates of 2.3%, prepayment rates of 1% until maturity, and 15% recovery of future defaults. We have recognized no impairment losses in earnings with respect to this security for the three months ended September 30, 2012 and $77,000 for the nine months ended September 30, 2011.

We have made a determination that the remainder of our securities with respect to which there were unrealized losses as of September 30, 2012 are not other-than-temporarily impaired, because we have concluded that we have the ability to continue to hold those securities until their respective fair market values increase above their respective amortized costs or, if necessary, until their respective maturities. In reaching that conclusion we considered a number of factors and other information, which included: (i) the significance of each such security, (ii) the amount of the unrealized losses attributable to each such security, (iii) our liquidity position, (iv) the impact that retention of those securities could have on our capital position and (v) our evaluation of the expected future performance of these securities (based on the criteria discussed above).

Impairment Losses on OTTI Securities

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Asset Backed Security	$—	$54	$77	$169

Total impairment loss recognized in earnings	$—	$54	$77	$169

9.	Loans and Allowance for Loan Losses

The composition of the Company’s loan portfolio as of September 30, 2012 and December 31, 2011 was as follows:

	September 30, 2012		December 31, 2011
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial loans	$170,894	24.6%	$179,305	27.2%
Commercial real estate loans – owner occupied	150,968	21.8%	170,960	26.0%
Commercial real estate loans – all other	157,384	22.7%	121,813	18.5%
Residential mortgage loans – multi-family	68,753	9.9%	65,545	10.0%
Residential mortgage loans – single family	90,400	13.0%	68,613	10.4%
Construction loans	—	—%	2,047	0.3%
Land development loans	26,727	3.9%	25,638	3.9%
Consumer loans	28,262	4.1%	24,358	3.7%

Gross loans	693,388	100.0%	658,279	100.0%

Deferred fee (income) costs, net	(578)		(690)
Allowance for loan losses	(12,659)		(15,627)

Loans, net	$680,151		$641,962

At September 30, 2012 and December 31, 2011, real estate loans of approximately $164 million and $161 million, respectively, were pledged to secure borrowings obtained from the Federal Home Loan Bank.

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

The ALL is first determined by analyzing all classified loans (graded as “Substandard” or “Doubtful” under our internal credit quality grading parameters—see below) on non-accrual status for loss exposure and establishing specific reserves as needed. ASC 310-10 defines loan impairment as the existence of uncertainty concerning collection of all principal and interest in accordance with the contractual terms of a loan. For collateral dependent loans, impairment is typically measured by comparing the loan amount to the fair value of collateral, less closing costs to sell, with a specific reserve established for the “shortfall” amount. Other methods can be used in estimating impairment, including market price and the present value of expected future cash flows discounted at the loan’s original interest rate.

On a quarterly basis, we utilize a classification migration model and individual loan review analytical tools as starting points for determining the adequacy of the ALL for homogenous pools of loans that are not subject to specific reserve allocations. Our loss migration analysis tracks a certain number of quarters of loan loss history and industry loss factors to determine historical losses by classification category for each loan type, except certain consumer loans. We then apply these calculated loss factors, together with a qualitative factor based on external economic factors and internal assessments, to the outstanding loan balances in each homogenous group of loans, and then, using our internal credit quality grading parameters, we grade the loans as “Pass,” “Special Mention,” “Substandard” or “Doubtful”. We also conduct individual loan review analysis, as part of the allowance for loan losses allocation process, applying specific monitoring policies and procedures in analyzing the existing loan portfolios. Set forth below is a summary of the activity in the ALL during the following periods:

	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012	Year Ended December 31, 2011
	(Dollars in thousands)
Balance, beginning of period	$14,648	$15,627	$18,101
Charged off loans	(4,003)	(6,664)	(2,736)
Recoveries on loans previously charged off	1,514	1,746	1,095
Provision for loan losses	500	1,950	(833)

Balance, end of period	$12,659	$12,659	$15,627

9.	Loans and Allowance for Loan Losses (Cont,-)

Set forth below is information regarding loan balances and the related allowance for loan losses, by portfolio type, for the nine months ended September 30, 2012 and the year ended December 31, 2011.

(Dollars in thousands)	Commercial	Real Estate	Construction and Land Development	Consumer and Single Family Mortgages	Total
Nine Months Ended September 30, 2012
Allowance for loan losses:
Balance at beginning of period	$8,908	$5,777	$316	$626	$15,627
Charge offs	(5,052)	(1,126)	(158)	(328)	(6,664)
Recoveries	1,533	196	0	17	1,746
Provision	333	678	594	345	1,950

Balance at end of period	$5,722	$5,525	$752	$660	$12,659

Three Months Ended September 30, 2012
Allowance for loan losses:
Balance at beginning of period	$8,408	$4,904	$726	$610	$14,648
Charge offs	(2,597)	(1,126)	(78)	(202)	(4,003)
Recoveries	1,312	194	—	8	1,514
Provision	(1,401)	1,553	104	244	500

Balance at end of period	$5,722	$5,525	$752	$660	$12,659

Allowance balance at September 30, 2012 related to:
Loans individually evaluated for impairment	$3,057	$—	$—	$—	$3,057

Loans collectively evaluated for impairment	$2,665	$5,525	$752	$660	$9,602

Loans balance at September 30, 2012:
Loans individually evaluated for impairment	$11,569	$25,825	$314	$729	$38,437
Loans collectively evaluated for impairment	159,325	351,280	26,413	117,933	654,951

Ending Balance	$170,894	$377,105	$26,727	$118,662	$693,388

December 31, 2011
Allowance for loan losses:
Balance at beginning of year	$10,017	$6,351	$830	$903	$18,101
Charge offs	(1,218)	(1,315)	(138)	(65)	(2,736)
Recoveries	1,067	3	—	25	1,095
Provision	(958)	738	(376)	(237)	(833)

Balance at end of year	$8,908	$5,777	$316	$626	$15,627

Allowance balance at end of year related to:
Loans individually evaluated for impairment	$1,648	$1,135	$—	$—	$2,783

Loans collectively evaluated for impairment	$7,260	$4,642	$316	$626	$12,844

Loans balance at end of year:
Loans individually evaluated for impairment	$5,140	$10,088	$2,597	$570	$18,395
Loans collectively evaluated for impairment	174,165	348,230	25,088	92,401	639,884

Ending Balance	$179,305	$358,318	$27,685	$92,971	$658,279

9.	Loans and Allowance for Loan Losses (Cont,-)

Credit Quality

The quality of the loans in the Company’s loan portfolio is assessed as a function of net credit losses and the amounts of the nonperforming assets and delinquencies that occur within our loan portfolio. These factors are an important part of our overall credit risk management process and our evaluation of the adequacy of the ALL.

The following table provides a summary of the delinquency status of loans by portfolio type:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater	Total Past Due	Current	Total Loans Outstanding	Loans >90 Days and Accruing
September 30, 2012
Commercial loans	$92	$517	$4,727	$5,336	$165,558	$170,894	$—
Commercial real estate loans – owner-occupied	—	—	3,863	3,863	147,105	150,968	—
Commercial real estate loans – all other	—	428	—	428	156,956	157,384	—
Residential mortgage loans – multi-family	—	—	—	—	68,753	68,753	—
Residential mortgage loans – single family	—	1,237	348	1,585	88,815	90,400	—
Construction loans	—	—	—		—	—	—
Land development loans	350	314	—	664	26,063	26,727	—
Consumer loans	5	—	—	5	28,257	28,262	—

Total	$447	$2,496	$8,938	11,881	$681,507	$693,388	$—

December 31, 2011
Commercial loans	$1,877	$159	$2,021	$4,057	$175,248	$179,305	$—
Commercial real estate loans – owner occupied	—	2,016	—	2,016	168,944	170,960	—
Commercial real estate loans – all other	—	—	—	—	121,813	121,813	—
Residential mortgage loans – multi-family	—	859	—	859	64,686	65,545	—
Residential mortgage loans – single family	80	1,050	492	1,622	66,991	68,613	—
Construction loans	—	—	2,047	2,047	—	2,047	—
Land development loans	—	—	550	550	25,088	25,638	—
Consumer loans	—	—	—	—	24,358	24,358	—

Total	$1,957	$4,084	$5,110	$11,151	$647,128	$658,279	$—

As the above table indicates, total past due loans increased by $730,000, to $11.9 million at September 30, 2012, from $11.2 million at December 31, 2011. Loans past due 90 days or more increased by $3.8 million, to $8.9 million at September 30, 2012, from $5.1 million at December 31, 2011 primarily due to (i) a $2.7 million increase in past due commercial loans as a result of a bankruptcy filing by the borrower, and (ii) a $3.9 million increase in past due owner-occupied commercial real estate loans to three borrowers, partially offset by the foreclosure of the property securing a $2.0 million construction loan, which resulted in the transfer of that loan to other real estate owned. These loans are in various stages of collection and the adequacy of the collateral securing the repayment of and the prospects for recoveries on these loans are reflected in the allowance for loan losses at September 30, 2012.

Between December 31, 2011 and September 30, 2012, loans 30-89 days past due decreased by $3.1 million, primarily as a result of the payoff of a $1.4 million commercial loan by a borrower who also brought all payments current on $2.4 million of additional commercial loans.

9.	Loans and Allowance for Loan Losses (Cont,-)

Generally, the accrual of interest on a loan is discontinued when principal or interest payments become more than 90 days past due, unless management believes the loan is adequately collateralized and it is in the process of collection. There were no loans 90 days or more past due and still accruing interest at September 30, 2012 or December 31, 2011. In certain instances, when a loan is placed on non-accrual status, previously accrued but unpaid interest is reversed against current income. Subsequent collections of cash are applied as principal reductions when received, except when the ultimate collectability of principal is probable, in which case payments are applied to accrued and unpaid interest, which is credited to income. Non-accrual loans may be restored to accrual status when principal and interest become current and full repayment is expected.

The following table provides information, as of September 30, 2012 and December 31, 2011, with respect to loans on nonaccrual status, by portfolio type:

	September 30, 2012	December 31, 2011
	(Dollars in thousands)
Nonaccrual loans:
Commercial loans	$7,240	$4,702
Commercial real estate loans – owner occupied	3,863	2,016
Commercial real estate loans – all other	4,290	4,214
Residential mortgage loans – single family	791	570
Construction loans	—	2,047
Land development loans	314	550
Consumer loans	—	—

Total	$16,498	$14,099

As the above table indicates, at September 30, 2012, nonaccrual loans increased by $2.4 million to $16.5 million from $14.1 million at December 31, 2011 primarily due to the bankruptcy filing by a borrower with a $2.7 million loan commercial loan relationship and a commercial real estate property of $1.9 million in the third quarter of 2012, substantially offset by the foreclosure and transfer of a $2.0 million construction loan to other real estate owned in the first quarter of 2012.

9.	Loans and Allowance for Loan Losses (Cont,-)

The Company classifies its loan portfolio using internal credit quality ratings. The following table provides a summary of loans by portfolio type and the Company’s internal credit quality ratings as of September 30, 2012 and December 31, 2011, respectively.

(Dollars in thousands)	September 30, 2012	December 31, 2011	Increase (Decrease)
Pass:
Commercial loans	$145,758	$149,522	(3,764)
Commercial real estate loans – owner occupied	137,459	148,380	(10,921)
Commercial real estate loans – all other	132,163	109,482	22,681
Residential mortgage loans – multi family	68,372	61,190	7,182
Residential mortgage loans – single family	87,541	66,631	20,910
Construction loans	—	—	—
Land development loans	11,953	16,758	(4,805)
Consumer loans	28,262	24,358	3,904

Total pass loans	$611,508	$576,321	$35,187

Special Mention:
Commercial loans	$8,014	$4,570	$3,444
Commercial real estate loans – owner occupied	—	6,826	(6,826)
Commercial real estate loans – all other	6,059	2,553	3,506
Residential mortgage loans – multi family	381	3,316	(2,935)
Residential mortgage loans – single family	—	1,014	(1,014)
Construction loans	—	—	—
Land development loans	8,215	8,330	(115)
Consumer loans	—	—	—

Total special mention loans	$22,669	$26,609	$(3,940)

Substandard:
Commercial loans	$16,898	$24,551	$(7,653)
Commercial real estate loans – owner occupied	13,509	15,754	(2,245)
Commercial real estate loans – all other	19,162	9,778	9,384
Residential mortgage loans – multi family	—	1,039	(1,039)
Residential mortgage loans – single family	2,859	968	1,891
Construction loans	—	2,047	(2,047)
Land development loans	6,559	550	6,009
Consumer loans	—	—	—

Total substandard loans	$58,987	$54,687	$4,300

Doubtful:
Commercial loans	$224	$662	$(438)
Commercial real estate loans – owner occupied	—	—	—
Commercial real estate loans – all other	—	—	—
Residential mortgage loans – multi family	—	—	—
Residential mortgage loans – single family	—	—	—
Construction loans	—	—	—
Land development loans	—	—	—
Consumer loans	—	—	—

Total doubtful loans	$224	$662	$(438)

Total Outstanding Loans, gross:	$693,388	$658,279	$35,109

9.	Loans and Allowance for Loan Losses (Cont,-)

As the above table indicates, the Company’s total loans approximated $693 million at September 30, 2012, an increase of $35 million from $658 million at December 31, 2011. The disaggregation of the portfolio by risk rating in the table above reflects the following changes between December 31, 2011 and September 30, 2012:

•	Loans rated “pass” increased $35 million to $611 million at September 30, 2012 from $576 million at December 31, 2011, due primarily to the $35 million increase in total loans outstanding.

•

The loans rated “special mention” decreased $3.9 million to $22.7 million at September 30, 2012 from $26.6 million at year end 2011. The decrease was primarily the result of downgrades to “substandard”.

•	Loans classified “substandard” increased $4.3 million to $59.0 million at September 30, 2012, from $54.7 million at December 31, 2011, due primarily to net transfers from “special mention”.

•	A $224,000 commercial loan is classified as “doubtful” at September 30, 2012. The doubtful category declined $438,000 from the end of the year 2011.

The ALL at September 30, 2012, totaled approximately $12.7 million, or 1.83% of the loans then outstanding. The loan portfolio stood at $693 million, a decrease of $15 million from $708 million at June 30, 2012. This decrease was attributable to principal pay downs of $10 million in loans classified substandard or doubtful and $7 million of loans (gross before $1.7 million write down) transferred to held for sale. The decrease in loans classified substandard or doubtful is attributable to negotiated settlements with problem borrowers to pay off or reduce loan balances and/or provide additional collateral to adequately collateralize outstanding position(s). At September 30, 2012, the ALL was $1.9 million and $2.9 million lower than the ALL at June 30, 2012 and December 31, 2011, respectively.

Impaired Loans

A loan is generally classified as impaired and placed on nonaccrual status when, in management’s judgment, the principal or interest will not be collectible in accordance with the contractual terms of the loan agreement. The Company measures and reserves for impairment on a loan-by-loan basis, using either the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral if the loan is collateral dependent.

The following table sets forth information regarding nonaccrual loans and restructured loans, at September 30, 2012 and December 31, 2011:

(Dollars in thousands)	September 30, 2012	December 31, 2011
Impaired loans:
Nonaccruing loans	$10,786	$9,885
Nonaccruing restructured loans	5,712	4,214
Accruing restructured loans	22,531	—
Accruing impaired loans	357	4,296

Total impaired loans	$39,386	$18,395

Impaired loans less than 90 days delinquent and included in total impaired loans	$30,008	$13,285

The increase of $21.0 million in impaired loans to $39.4 million at September 30, 2012, from $18.4 million at December 31, 2011, was primarily attributable to $22.5 million in accruing restructured loans, made during the nine months ended September 30, 2012 to a number of large relationships performing at modified terms, which included lower interest rates, deferred payments, or modified payment terms.

9.	Loans and Allowance for Loan Losses (Cont,-)

Based on an SFAS 114 analysis, using the current fair value of the collateral or the discounted present value of the future cash flows of the accruing restructured loans, we concluded that those loans were well secured and adequately collateralized as of September 30, 2012.

The tables that follow contain additional information with respect to impaired loans, by portfolio type, at September 30, 2012 and December 31, 2011:

	Recorded Investment	Unpaid Principal Balance	Related Allowance (1)	Average Recorded Investment	Interest Income Recognized
(Dollars in thousands)
September 30, 2012
With no related allowance recorded:
Commercial loans	$5,508	$7,657	$—	$5,196	$70
Commercial real estate loans – owner occupied	5,283	5,549	—	5,319	104
Commercial real estate loans – all other	20,099	20,103	—	6,598	632
Residential mortgage loans – multi-family	—	—	—	45	—
Residential mortgage loans – single family	791	905	—	983	12
Construction loans	—	—	—	512	—
Land development loans	314	318	—	483	13
Consumer loans	—	—	—	—	—
With an allowance recorded:
Commercial loans	$7,391	$7,459	$3,057	$6,752	$200
Commercial real estate loans – owner occupied	—	—	—	504	—
Commercial real estate loans – all other	—	—	—	3,107	—
Residential mortgage loans – multi-family	—	—	—	45	—
Residential mortgage loans – single family	—	—	—	—	—
Construction loans	—	—	—	—	—
Land development loans	—	—	—	—	—
Consumer loans	—	—	—	—	—
Total:
Commercial loans	$12,899	$15,116	$3,057	$11,948	$270
Commercial real estate loans – owner occupied	5,283	5,549	—	5,823	104
Commercial real estate loans – all other	20,099	20,103	—	9,705	632
Residential mortgage loans – multi-family	—	—	—	90	—
Residential mortgage loans – single family	791	905	—	983	12
Construction loans	—	—	—	512	—
Land development loans	314	318	—	483	13
Consumer loans	—	—	—	—	—

9.	Loans and Allowance for Loan Losses (Cont,-)

	Recorded Investment	Unpaid Principal Balance	Related Allowance (1)	Average Recorded Investment	Interest Income Recognized
(Dollars in thousands)
December 31, 2011
With no related allowance recorded:
Commercial loans	$1,636	$2,361	$—	$1,395	$38
Commercial real estate loans – owner occupied	3,583	3,583	—	4,621	340
Commercial real estate loans – all other	96	96	—	3,420	3
Residential mortgage loans – multi-family	—	—	—	—	—
Residential mortgage loans – single family	570	581	—	790	15
Construction loans	2,047	2,215	—	621	—
Land development loans	550	554	—	632	11
Consumer loans	—	—	—	32	—
With an allowance recorded:
Commercial loans	$3,503	$3,527	$1,648	$1,722	$203
Commercial real estate loans – owner occupied	2,016	2,016	659	3,015	48
Commercial real estate loans – all other	4,214	4,818	347	9,281	—
Residential mortgage loans – multi-family	180	180	129	45	14
Residential mortgage loans – single family	—	—	—	273	—
Construction loans	—	—	—	1,604	—
Land development loans	—	—	—	—	—
Consumer loans	—	—	—	—	—
2011 Total:
Commercial loans	$5,139	$5,888	$1,648	$3,117	$241
Commercial real estate loans – owner occupied	5,599	5,599	659	7,636	388
Commercial real estate loans – all other	4,310	4,914	347	12,701	3
Residential mortgage loans – multi-family	180	180	129	45	14
Residential mortgage loans – single family	570	581	—	1,063	15
Construction loans	2,047	2,215	—	2,225	—
Land development loans	550	554	—	632	11
Consumer loans	—	—	—	32	—

(1)	If the discounted cash flows expected to be generated by a loan, or the collateral value or market price of collateral securing the loan equals or exceeds the recorded investment in the loan, then there is no further need to maintain reserves for the loan. This typically occurs when an impaired loan has been partially charged-off and/or payments are received and applied to the loan balance.

The allowance for loan losses at September 30, 2012 included $3.1 million of reserves for $39 million of impaired loans, as compared to $2.8 million of reserves for $18.4 million of impaired loans at December 31, 2011. At September 30, 2012 and December 31, 2011 there were impaired loans of $32 million and $8.5 million, respectively, to which no specific reserves had been allocated because these loans, in our judgment, were sufficiently collateralized. Of the impaired loans at September 30, 2012 for which no specific reserves were allocated, $25 million had been deemed impaired in prior quarters and the deficiency was charged off during the quarter the loans were deemed impaired.

We had average investments in impaired loans of $29.5 million and $27.5 million for the three and nine month periods ended September 30, 2012 and December 31, 2011, respectively. The interest that would have been earned, during the three and nine months ended September 30, 2012 had the impaired loans remained current in accordance with their original terms was $253,000 and $441,000, respectively.

9.	Loans and Allowance for Loan Losses (Cont,-)

Troubled Debt Restructurings

Pursuant to FASB’s Accounting Standard Update No. 2011-02, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring (“ASU No. 2011-02”), the Bank’s troubled debt restructured loans (“TDRs”) totaled $28.2 million as of September 30, 2012, as compared to $4.2 million as of December 31, 2011. The restructured loans represent modifications for the purpose of alleviating temporary impairments to the borrowers’ financial condition. The modifications that we have extended to borrowers have come in the forms of changes in amortization terms, reductions in interest rates, interest only payments and, in limited cases, concessions to outstanding loan balances. The workout plans we enter into with the borrowers are designed to provide a bridge for cash flow shortfalls in the near term. If a borrower works through the near term issues, then in most cases, the original contractual terms of the borrower’s loan will be reinstated.

As of September 30, 2012, troubled debt restructurings (“TDR’s”) totaled $28.2 million, of which $22.5 were performing in accordance with their terms and accruing interest, and $5.7 million were not performing in accordance with their terms. The performing TDR’s increased by $6.3 million to $22.5 million at September 30, 2012 compared to $16.2 million at June 30, 2012, primarily due to interest rate modifications made with respect to two investment related commercial real estate secured loans. We carried $2.6 million of specific reserves pertaining to the performing TDR’s as of September 30, 2012. There were no performing TDR’s at December 31, 2011. Nonperforming TDR’s decreased approximately $500,000 to $5.7 million at September 30, 2012 from $6.2 million at June 30, 2012. The nonperforming TDR’s have increased by $1.5 million from December 31, 2011. As of September 30, 2012, we carried $500,000 of specific reserves pertaining to nonperforming TDR’s. The modified loans are all classified as “substandard” as of September 30, 2012.

	September 30, 2012
(Dollars in thousands)	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment	End of Period Balance
Performing
Commercial loans	4	$5,318	$5,318	$5,302
Commercial real estate – all other	5	15,833	15,833	15,809
Land development loans	1	1,429	1,429	1,420

	10	22,580	22,580	22,531
Nonperforming
Commercial loans	3	1,943	1,855	1,788
Commercial real estate – all other	2	6,814	6,685	3,862
Residential mortgage loans – single family	1	171	64	62

	6	8,928	8,604	5,712

Total Troubled Debt Restructurings	16	$31,508	$31,184	$28,243

	December 31, 2011
	Number of loans	Pre- Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment	End of Period Balance
Nonperforming
Commercial real estate-all other	1	4,942	4,818	4,214

Total troubled debt restructurings	1	$4,942	$4,818	$4,214

10.	Shareholder’s Equity

We sold a total of 126,500 shares of a new issue of Series A Convertible Preferred Shares (the “Series A Shares”), at a price of $100 per share in cash, to a limited number of accredited investors in a private placement that commenced in November 2009 and was completed in August 2010. The gross proceeds from that private placement totaled $12,655,000. The holders of 115,500 of those Series A Shares converted those shares, at $7.65 per common share, into a total of 1,510,238 shares of our common stock in the third quarter of 2011. At the same time we issued to those Series A holders a total of 328,100 additional shares of common stock in lieu of the payment of undeclared dividends that had accumulated on those Shares.

In January 2012, the remaining 11,000 outstanding shares of Series A Shares were converted, at a conversion price of $7.65, into a total of 143,790 shares of our common stock. At the same time we issued to the holders of those Series A Shares a total of 37,272 additional shares of common stock in lieu of undeclared dividends that had accumulated on their Series A Shares.

On August 26, 2011, we sold to three institutional investors a total of 112,000 shares of a newly created Series B Convertible 8.4% Noncumulative Preferred Stock (the “Series B Shares”), at a price of $100.00 per share in cash, generating aggregate gross proceeds for us of $11.2 million.

On April 20, 2012 we sold to two institutional investors a total of 4,201,278 shares of our common stock at $6.26 per share in cash, generating aggregate gross proceeds for us of $26.3 million.

The dividend provisions of the Series B Shares provide that if we are not permitted, under applicable law or due to regulatory restrictions, to pay cash dividends on the Series B Shares for two semi-annual dividend periods, then we will issue shares of our Series C 8.4% non-convertible Preferred Stock (the “Series C Shares”) in lieu of such cash dividends. For this purpose the issue price of each such Series C Share is $100. During the third quarter of 2012, we issued 8,100 Series C Shares in lieu of undeclared dividends accumulated on the Series B Shares to June 30, 2012.

11.	Business Segment Information

We have two reportable business segments, commercial banking and mortgage banking, the latter of which began operations in the second quarter of 2009. Our commercial banking segment provides small and medium-size businesses, professional firms and individuals with a diversified range of products and services, such as various types of deposit accounts, various types of commercial and consumer loans, cash management services, and online banking services. Our mortgage banking segment originates mortgage loans that, for the most part, are resold within 30 days to long-term investors in the secondary residential mortgage market.

Since these operating segments derive all of their revenues from interest and noninterest income and interest expense constitutes their most significant expense, these two segments are reported below using net interest income (interest income less interest expense) and noninterest income (primarily net gains on sales of loans held for sale and fee income). We do not allocate general and administrative expenses or income taxes to our operating segments.

The following table sets forth information regarding the interest income and noninterest income of our commercial banking and mortgage banking segments, respectively, for the three and nine months ended September, 2012 and 2011.

(Dollars in thousands)	Commercial	Mortgage	Other	Total
Net interest income for the three months ended September 30:
2012	$8,054	$1,308	$(103)	$9,259
2011	$7,918	$379	$(117)	$8,180
Net interest income for the nine months ended September 30:
2012	$22,754	$2,997	$(333)	$25,418
2011	$24,761	$955	$(338)	$25,378
Noninterest income for the three months ended September 30:
2012	$784	$9,167	$—	$9,951
2011	$1,678	$545	$—	$2,223
Noninterest income for the nine months ended September 30
2012	$2,957	$22,148	$—	$25,105
2011	$4,498	$941	$—	$5,439
Segment Assets at:
September 30, 2012	$888,432	$195,375	$14,063	$1,097,870
December 31, 2011	$934,568	$85,483	$4,501	$1,024,552

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Pacific Mercantile Bancorp is a bank holding company (the “Company”) which owns all of the stock of Pacific Mercantile Bank (the “Bank”), which is a commercial bank that provides a full range of banking services to small and medium-size businesses and to professionals and the general public in Orange, Los Angeles, San Bernardino and San Diego counties, in Southern California. The Bank also operates a mortgage banking business, originating and funding residential mortgage loans and selling those loans, generally within the succeeding 30 days, into the secondary mortgage market. Substantially all of our operations are conducted and substantially all of our assets are owned by the Bank, which accounts for substantially all of our consolidated revenues, expenses and operating income. For ease of reference we will sometimes refer to the Company and the Bank, together as “we”, “us” or “our”.

The following discussion presents information about (i) our consolidated results of operations for the three and nine months ended September 30, 2012 and comparisons of those results with the results of operations for the corresponding three and nine month periods of 2011, and (ii) our consolidated financial condition, liquidity and capital resources at September 30, 2012. The information in the following discussion should be read in conjunction with our interim consolidated financial statements and the notes thereto included elsewhere in this Report.

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

Many of those risks and uncertainties are discussed in Item 1A Part I, entitled “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 10-K”) that we filed with the SEC on February 27, 2012. Additional risk factors are discussed in Item 1A of Part II in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2012 and June 30, 2012, which we filed with the SEC on May 7, 2012 and August 14, 2012, respectively. We urge you to read those risk factors in conjunction with your review of the following discussion and analysis of our results of operations for the three and nine months ended, and our financial condition at, September 30, 2012.

Due to the risks and uncertainties we face, readers are cautioned not to place undue reliance on the forward-looking statements contained in this Report, which speak only as of the date of this Report, or to make predictions about future performance based solely on historical financial performance. We also disclaim any obligation to update forward-looking statements contained in this Report, except as may otherwise be required by law or NASDAQ rules.

Overview of Operating Results in the Three and Nine Months Ended September 30, 2012

The following table provides comparative information with respect to our results of operations for the three and nine month periods ended September 30, 2012 and 2011, respectively.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	2012 vs. 2011	2012	2011	2012 vs. 2011
	Amount	Amount	% Change	Amount	Amount	% Change
	(Dollars in thousands, except per share data)
Interest income	$11,374	$10,943	3.9%	$32,037	$33,861	(5.4)%
Interest expense	2,115	2,763	(23.5)%	6,619	8,483	(22.0)%

Net interest income	9,259	8,180	13.2%	25,418	25,378	0.2%
Provision for loan losses	500	—	N/M	1,950	—	N/M

Net interest income after provision for loan losses	8,759	8,180	7.1%	23,468	25,378	(7.5)%
Noninterest income	9,951	2,223	347.6%	25,105	5,439	361.6%
Noninterest expense	13,407	9,776	37.1%	39,326	26,640	47.6%

Income before income taxes	5,303	627	745.8%	9,247	4,177	121.4%
Income tax expense	1,944	(225)	N/M	(1,290)	405	(418.5)%

Net income	3,359	852	294.2%	10,537	3,772	179.3%
Accumulated undeclared dividends on preferred stock	(241)	(121)	99.2%	(241)	(176)	36.9%

Net income allocable to common shareholders	$3,118	$731	326.5%	$10,296	$3,596	186.3%

Net income per common share
Basic	$0.19	$0.06	216.4%	$0.69	$0.33	109.1%
Diluted	$0.18	$0.06	200.0%	$0.61	$0.33	84.9%
Weighted average number of shares outstanding
Basic	16,669,350	12,273,003	35.8%	14,954,413	11,054,178	35.3%
Diluted	19,170,781	12,315,065	55.7%	17,374,156	11,072,523	56.9%

Results of Operations in the Three Months Ended September 30, 2012.

As the above table indicates, net income in this year’s third quarter increased by $2.5 million, or 294%, to $3.4 million, from $852,000 in the same three months of 2011, notwithstanding a $2.2 million increase in income taxes in this year third quarter. At the same time, income per diluted share of common stock increased by 200% to $0.18 for the three months ended September 30, 2012, from $0.06 per diluted share of common stock for the same three months of 2011, notwithstanding a 56% increase in the weighted average number of diluted shares of common stock outstanding in this year’s third quarter over the same quarter of 2011. These increases were primarily attributable to an increase in net interest income of $1.1 million, or 13.2%, to $9.3 million, and an increase in mortgage banking revenues of $7.8 million, or 543%, to $9.2 million, in each case as compared to the same three months of 2011. These increases in net interest income and mortgage banking revenues more than offset a $3.6 million, or 37%, increase in noninterest expense, to $13.4 million in the three months ended September 30, 2012 from $9.8 million in the same three months of 2011.

Results of Operation for the Nine Months Ended September 30, 2012. Net income for the nine months ended September 30, 2012 increased by $6.7 million, or 179%, to $10.5 million, from $3.8 million in the same nine months of 2011. Income per diluted share for the nine months ended September 30, 2012 increased by 85% to $0.61, from $0.33 for the same nine months of 2011, notwithstanding a 57% increase in the weighted average number of diluted shares of common stock outstanding during the first nine months of 2012 over the same nine months of 2011. Those increases were primarily attributable to an increase of $18.6 million, or 517%, in mortgage banking revenues to $22.1 million, and an increase of $1.7 million, or 424%, in net gains on sales of securities, to $2.1 million, in the nine months ended September 30, 2012, in each case as compared to the same nine months of 2011. Those increases more than offset a nearly $2.0 million increase in the provision made for loan losses, and an increase of $12.7 million, or 47.6%, in non-interest expense, in each case as compared to the same nine months of 2011.

Information regarding the changes in our net interest income, the provisions made for loan losses, our mortgage banking revenues and our non-interest expense in the three and nine months ended September 30, 2012, as compared to the same respective periods of 2011, is set forth under the caption “—Results of Operations” below.

Outlook for the Fourth Quarter of 2012. As is discussed above, the increases in our net income in both the third quarter and nine months ended September 30, 2012 were largely attributable to increases in our mortgage banking revenues. Those increases were attributable primarily to substantial increases, in each of those periods, in the volume of mortgage loans that we originated directly from consumers (our “retail mortgage business”) and in the volume of mortgage loans originated for us by independent mortgage brokers (our “wholesale mortgage business”), in each case as compared to the quarter and nine months ended September 30, 2011. As previously reported, we made a decision to exit the wholesale mortgage business effective August 31, 2012. As we disclosed, that decision was made in order (i) to redeploy capital resources committed to our wholesale mortgage lending business to our core commercial lending business, (ii) to reduce our staffing and other operating costs and, thereby, improve the efficiency and profitability of our mortgage banking operations and (iii) to manage and limit the interest rate risk and some of the other risks that are inherent in wholesale mortgage businesses.

Although we ceased accepting mortgage loan applications from outside mortgage brokers submitted to us after August 31, 2012, we continued to fund mortgage loans in process or originated on or before that date and, as a result, that cessation of wholesale mortgage loan originations did not materially affect the volume of mortgage loans that we funded or sold into the secondary mortgage market during the third quarter of 2012. However, we anticipate that, as a result of our exist from the wholesale mortgage business, commencing with the fourth quarter of 2012 there will be a significant decline in mortgage loan originations and mortgage banking revenues as compared to the first three quarters of 2012. It is too early to predict the extent of that decline or its effect on our results of operations in this year’s fourth quarter.

Financial Ratios. The following table indicates the positive impact that the increase in net interest income in this year’s third quarter had on our net interest margin, and the positive effects that the increases in net income in both the three months and nine months ended September 30, 2012 had on the returns we generated on average assets and equity during those periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net interest margin(1)(2)	3.56%	3.37%	3.38%	3.49%
Return on average assets(1)	1.22%	0.32%	1.32%	0.49%
Return on average shareholders’ equity(1)	10.90%	4.61%	14.51%	7.46%

(1)	Annualized.
(2)	Net interest income expressed as a percentage of total average interest earning assets.

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

Our critical accounting policies consist of the accounting policies and practices we follow in determining (i) the sufficiency of the allowance we establish for loan losses; (ii) the fair values of our investment securities that we hold for sale, and (iii) the amount of our deferred tax asset, consisting primarily of tax loss carryforwards and tax credits that we believe will be able to use to offset income taxes in future periods. There were no significant changes in the Company’s critical accounting policies or their application during the nine months ended September 30, 2012, as compared to our critical accounting policies in effect as of December 31, 2011. Information regarding our critical accounting policies in effect as of December 31, 2011 is contained in the sections captioned “Critical Accounting Policies” and “Allowance for Loan Losses” in Item 7, entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our 2011 10-K which we filed with the SEC on February 27, 2012 and readers of this report are urged to read those sections of that 10-K.

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

The following table sets forth our interest income, interest expense and net interest income (in thousands of dollars) and our net interest margin for the three and nine months ended September 30, 2012 and 2011, respectively:

	Three Months Ended September 30,			Nine Months Ended September 30,
	Amount	Amount	Amount	Amount	Amount	Percentage Change
	2012	2011	2012 vs. 2011	2012	2011	2012 vs. 2011
Interest income	$11,374	$10,943	3.9%	$32,037	$33,861	(5.4)%
Interest expense	2,115	2,763	(23.5)%	6,619	8,483	(22.0)%

Net interest income	$9,259	$8,180	13.2%	$25,418	$25,378	0.2%

Net interest margin	3.56%	3.37%		3.38%	3.49%

In the three months ended September 30, 2012, net interest income increased by $1.1 million, or 13.2%, due to a $430,000, or 3.9%, increase in interest income and a $648,000, or 23.5%, decrease in interest expense, in each case as compared to the same three months of 2011. The increase in interest income was primarily attributable to a nearly $1.6 million increase in the volume of loans outstanding (exclusive of loans held for sale), which more than offset declines in the volume of other interest earning assets and in the yields on interest earning assets, including loans, as a result of further declines in market rates of interest. The decrease in interest expense was primarily attributable to reductions in the rates of interest we were paying on time certificates of deposit, which also resulted, in declines in the volume of those deposits in the three months ended September 30, 2012 as compared to the same three months of 2011.

In the nine months ended September 30, 2012 our net interest income was essentially unchanged from our net interest income in the same nine months of 2011, as a $1.8 million decrease in interest income was offset by a nearly $1.9 million reduction in interest expense that was primarily due to reductions in the rates of interest we paid on, and a resulting decline in the volume of, time certificates of deposit.

As a result of the increase in net interest income in the three months ended September 30, 2012, our net interest margin increased by 19 basis points to 3.56% from 3.37% in the three ended September 30, 2011. In the nine months ended September 30, 2012 our net interest margin declined by 11 basis points, to 3.38% from 3.49% in the same nine months of 2011, due primarily to an increase in average earning assets.

Average Balances

Information Regarding Average Assets and Average Liabilities

The following table sets forth information regarding our average balance sheet, yields on interest earning assets, interest expense on interest-bearing liabilities, the interest rate spread and the interest rate margin for the three months ended September 30, 2012 and 2011.

	Three Months Ended September 30,
	2012			2011
(Dollars in thousands)	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
Interest earning assets:
Short-term investments(1)	$81,277	$52	0.25%	$92,511	$59	0.25%
Securities available for sale and stock(2)	107,315	553	2.05%	142,253	879	2.45%
Loans(3)	844,248	10,769	5.07%	727,355	10,005	5.46%

Total earning assets	1,032,840	11,374	4.37%	962,119	10,943	4.51%
Noninterest earning assets	63,147			94,194

Total Assets	$1,095,987			$1,056,313

Interest-bearing liabilities:
Interest-bearing checking accounts	$26,435	21	0.32%	$25,755	22	0.34%
Money market and savings accounts	174,255	344	0.79%	147,334	361	0.97%
Certificates of deposit	492,622	1,464	1.18%	520,749	2,082	1.59%
Other borrowings	65,391	140	0.85%	54,304	168	1.23%
Junior subordinated debentures	17,682	146	3.28%	17,682	130	2.92%

Total interest-bearing liabilities	776,385	2,115	1.08%	765,824	2,763	1.43%

Noninterest-bearing liabilities	197,025			217,237

Total Liabilities	973,410			983,061
Shareholders’ equity	122,577			73.252

Total Liabilities and Shareholders’ Equity	$1,095,987			$1,056,313

Net interest income		$9,259			$8,180

Interest rate spread			3.29%			3.08%

Net interest margin			3.56%			3.37%

(1)	Short-term investments consist of federal funds sold and interest bearing deposits with financial institutions that we maintain at other financial institutions.
(2)	Stock consists of Federal Home Loan Bank Stock and Federal Reserve Bank Stock.
(3)	Loans include the average balance of nonaccrual loans.

The following table sets forth information regarding our average balance sheet, yields on interest earning assets, interest expense on interest-bearing liabilities, the interest rate spread and the interest rate margin for the nine months ended September 30, 2012 and 2011.

	Nine Months Ended September 30,
	2012			2011
(Dollars in thousands)	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
Interest earning assets:
Short-term investments(1)	$95,308	$181	0.25%	$67,080	$126	0.25%
Securities available for sale and stock(2)	113,834	1,822	2.14%	166,817	3,277	2.63%
Loans(3)	792,460	30,034	5.06%	736,975	30,458	5.53%

Total earning assets	1,001,602	32,037	4.27%	970,872	33,861	4.66%
Noninterest earning assets	61,150			58,897

Total Assets	$1,062,752			$1,029,769

Interest-bearing liabilities:
Interest-bearing checking accounts	$27,528	62	0.30%	$26,133	67	0.34%
Money market and savings accounts	177,555	1,096	0.82%	142,983	1,010	0.94%
Certificates of deposit	492,622	4,620	1.25%	512,868	6,392	1.67%
Other borrowings	65,391	404	0.83%	82,440	618	1.00%
Junior subordinated debentures	17,682	437	3.30%	17,682	396	2.99%

Total interest-bearing liabilities	780,778	6,619	1.13%	782,106	8,483	1.45%

Noninterest-bearing liabilities	185,000			180,077

Total Liabilities	965,778			962,183
Shareholders’ equity	96,974			67,586

Total Liabilities and Shareholders’ Equity	$1,062,752			$1,029,769

Net interest income		$25,418			$25,378

Interest rate spread			3.14%			3.21%

Net interest margin			3.38%			3.49%

(1)	Short-term investments consist of federal funds sold and interest bearing deposits with financial institutions that we maintain at other financial institutions.
(2)	Stock consists of Federal Home Loan Bank Stock and Federal Reserve Bank Stock.
(3)	Loans include the average balance of nonaccrual loans.

The following table sets forth, in thousands of dollars, the changes in our interest income, including loan fees, and interest expense in the three and nine months ended September 30, 2012, as compared to the same respective periods of 2011, and the extent to which those changes were attributable to changes in (i) the volume of, or in the rates of interest earned on interest-earning assets and (ii) the volume of, or the rates of interest paid on our interest-bearing liabilities.

	Three Months Ended September 30, 2012 vs. 2011			Nine Months Ended September 30, 2012 vs. 2011
	Increase (Decrease) due to:		Total	Increase (Decrease) due to:		Total
	Volume	Rate		Volume	Rate
Interest income:
Short term investments(1)	$(7)	—	$(7)	$54	$1	$55
Securities available for sale and stock(2)	(195)	(131)	(326)	(917)	(538)	(1,455)
Loans	1,527	(763)	764	2,217	(2,641)	(424)

Total earning assets	1,325	(894)	431	1,354	(3,178)	(1,824)
Interest expense
Interest bearing checking accounts	1	(2)	(1)	3	(8)	(5)
Money market and savings accounts	60	(77)	(17)	225	(139)	86
Certificates of deposit	(107)	(511)	(618)	(243)	(1,529)	(1,772)
Borrowings	30	(58)	(28)	(115)	(99)	(214)
Junior subordinated debentures	—	16	16	—	41	41

Total interest bearing liabilities	(16)	(632)	(648)	(130)	(1,734)	(1,864)

Net interest income	$1,341	$(262)	$1,079	$1,484	$(1,444)	$40

(1)	Short-term investments consist of federal funds sold and interest bearing deposits with financial institutions.
(2)	Stock consists of Federal Home Loan Bank Stock and Federal Reserve Bank Stock.

Provision for Loan Losses

Like virtually all banks and other financial institutions, we follow the practice of maintaining reserves to provide for possible loan losses that occur in banking. When it is determined that the payment in full of a loan has become unlikely, the carrying value of the loan is reduced (“written down”) to what management believes is its realizable value or, if it is determined that a loan no longer has any realizable value, the carrying value of the loan is written off in its entirety (a loan “charge-off”). Loan charge-offs and write-downs are charged against an allowance for loan losses (the “Allowance for Loan Losses” or the “ALL”) which, at September 30, 2012, totaled $14.6 million. The amount of the ALL is increased periodically to replenish the ALL after it has been reduced due to loan write-downs or charge-offs. The ALL also is increased or decreased periodically to reflect increases or decreases in the volume of outstanding loans, and to take account of changes in the risk of potential loan losses due to a deterioration or improvement in the condition of borrowers or in the value of properties securing non–performing loans or adverse changes or improvements in economic conditions. Increases in the ALL are made through a charge, recorded as an expense in the statement of income, referred to as the “provision for loan losses.” Recoveries of loans previously charged-off are added back to and, therefore, to that extent increase the ALL and reduce the amount of the provision for loan losses that might otherwise have had to be made to replenish or increase the ALL. See “—Financial Condition—Nonperforming Loans and the Allowance for Loan Losses” below in this Item 2 for additional information regarding the ALL.

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

At September 30, 2012, the ALL totaled $12.7 million, which was $2.9 million, or 19.0%, lower than at December 31, 2011. This decrease was principally due to net charge-offs of $2.5 million, partially offset by a $2.0 million provision that we made for loan losses in the nine months ended September 30, 2012. The ratio of the ALL to total loans outstanding as of September 30, 2012 was 1.83% compared to 2.37% as of December 31, 2011. Notwithstanding the decrease in the Allowance at September 30, 2012, based on the methodologies we use to assess asset quality, bank regulatory guidelines and our historical loan loss history, we determined that that the Allowance was adequate at September 30, 2012 to cover inherent losses in the loan portfolio.

Noninterest Income

The following table identifies the components of and the percentage changes in noninterest income in the three and nine months ended September 30, 2012, as compared to the same respective periods of 2011:

	Three Months Ended September 30,			Nine Months Ended September 30,
	Amounts		Percent Change	Amounts		Percent Change
(Dollars in thousands)	2012	2011	2012 vs. 2011	2012	2011	2012 vs. 2011
Total other-than-temporary impairment of securities	$—	$(131)	N/M	$(25)	$(36)	30.6%
Portion of other-than-temporary impairment losses recognized in other comprehensive loss	—	(77)	N/M	52	133	(60.9)%

Net impairment loss recognized in earnings	—	(54)	N/M	(77)	(169)	(54.4)%
Service fees on deposits and other banking services	209	239	(12.6)%	687	763	(10.0)%
Mortgage banking (including net gains on sales of loans held for sale)	9,168	1,425	543.4%	22,149	3,592	516.6%
Net gains on sale of securities available for sale	937	365	156.7	2,123	405	424.2%
Net gain on sale of other real estate owned	(560)	—	N/M	(449)	206	(318.0)
Other	197	248	(20.6)%	672	642	4.7%

Total noninterest income	$9,951	$2,223	347.6%	$25,105	$5,439	361.6%

As the table above indicates, the increase in noninterest income in the three months ended September 30, 2012, as compared to the same period in 2011, was primarily attributable to a $7.7 million, or 543%, increase in mortgage banking revenue. The increase in noninterest income in the nine months ended September 30, 2012, as compared to the same nine months in 2011, was primarily attributable to (i) a $18.5 million, or 517%, increase in mortgage banking revenue and (ii) a $2.1 million, or 424%, increase in net gains on sales of securities available for sale.

The increases in mortgage banking revenue in the three and nine months ended September 30, 2012 were primarily attributable to increases of approximately 257% and 218%, respectively, in the dollar volume of mortgage loan originations, as compared to same three and nine month periods of 2011. Those increases in mortgage loan originations were attributable primarily to the growth of our mortgage banking business, which resulted in the addition of mortgage loan personnel, an expansion of our network of outside mortgage brokers and the implementation of marketing and business development programs by the mortgage banking division.

As discussed above in the subsection of this Item 2, entitled “Overview of Operating Results in the Three and Nine Months Ended September 30, 2012—Outlook for the Fourth Quarter of 2012”, we decided to exit our wholesale mortgage loan business and ceased accepting new wholesale originated mortgage loan applications effective on August 31, 2012. Due to the volume of mortgage loan applications (both retail and wholesale) received or in process as of August 31, 2012, we do not believe that the exit from our wholesale mortgage business materially affected our mortgage banking revenues in this year’s third quarter. However, due to our exit from the wholesale mortgage business, we expect that there will be a significant decline in mortgage loan originations and mortgage banking revenues in this year’s fourth quarter as compared to the first three quarters of 2012.

Noninterest Expense

The following table compares the amounts of the principal components of noninterest expense in the three and nine months ended September 30, 2012 and 2011.

	Three Months Ended September 30,			Nine Months Ended September 30,
	Amounts		Percentage Change	Amounts		Percentage Change
(Dollars in thousands)	2012	2011	2012 vs. 2011	2012	2011	2012 vs. 2011
Salaries and employee benefits	$7,349	$4,273	72.0%	$19,497	$12,258	59.1%
Occupancy	684	594	15.2%	2,005	1,861	7.7%
Equipment and depreciation	460	378	21.7%	1,378	1,093	26.1%
Data processing	187	154	21.4%	562	485	15.9%
FDIC expense	592	539	9.8%	1,751	1,721	1.7%
Other real estate owned expense	1,068	716	49.2%	4,769	1,912	149.4%
Professional fees	1,030	1,156	(10.9)%	3,659	3,198	14.4%
Mortgage related loan expense	733	157	366.9%	2,011	439	358.1%
Provision for contingencies	80	900	(91.1)%	419	900	(53.4)%
Other operating expense(1)	1,224	909	34.7%	3,275	2,773	18.1%

Total noninterest expense	$13,407	$9,776	37.1%	$39,326	$26,640	47.6%

(1)	Mortgage related loan expense consist primarily of repurchase provision expense, appraisal, underwriting and document expense.
(2)	Other operating expenses consist of telephone, advertising, and investor relations, charges for promotional, business development, and regulatory expenses, insurance premiums and correspondent bank fees.

The increases in noninterest expense in the three and nine months ended September 30, 2012 were due primarily to (i) the growth of our mortgage banking business, as we added mortgage personnel, and related support staff, and incurred higher marketing, business development and other costs to increase the volume of mortgage loan originations and (ii) $933,000 and $3.8 million of write downs in the carrying values of other real estate owned (“OREO”) to their respective fair values for the three and nine months ended September 30, 2012, respectively. Due primarily to our exit from the wholesale mortgage loan business at the end of August 2012, we expect mortgage banking related noninterest expense to decline in the fourth quarter of 2012.

A measure of our ability to control noninterest expense is our efficiency ratio, which is the ratio of noninterest expense to net revenue (net interest income plus noninterest income). As a general rule, a lower efficiency ratio indicates an ability to generate increased revenue without a commensurate increase in the staffing and equipment and third party services and, therefore, would be indicative of greater operational efficiencies. Due to the increase in noninterest income, largely attributable to the growth of our mortgage banking division, our efficiency ratio improved to 69.8% in the three months ended September 30, 2012 from 94.0% in the corresponding three month period of 2011, and to 77.8% in the nine months ended September 30, 2012 from 86.4% in the same nine months of 2011.

Provision for (Benefit from) Income Tax

For the three months ended September 30, 2012, we recorded a tax provision of $1.9 million as compared to a tax benefit of $225,000 for the same period in 2012.

For the nine months ended September 30, 2012 we recorded a tax benefit of $1.3 million as compared to a tax provision of $405,000 for the same period in 2011. During the nine months ended September 30, 2012 we released the remaining valuation allowance, in the amount of $5.0 million, which had been established against our deferred tax asset by means of charges to the provision for income taxes in prior years. The release of the valuation allowance was based on an assessment we made in the second quarter of 2012 that, due primarily to the taxable earnings we have been generating from operations since the quarter ended December 31 2010, it had become more likely than not that we would be able to use the income tax benefits comprising our deferred tax asset, in their entirety, to offset or reduce taxes in future periods.

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

The table below sets forth information concerning our rate sensitive assets and liabilities at September 30, 2012. The assets and liabilities are classified by the earlier of maturity or repricing dates in accordance with their contractual terms. As described above, certain shortcomings are inherent in the method of analysis presented in this table.

(Dollars in thousands)	Three Months or Less	Over Three Through Twelve Months	Over One Year Through Five Years	Over Five Years	Non- Interest- Bearing	Total
Assets
Interest-bearing time deposits in other financial institutions	$1,304	$—	$249	$—	$—	$1,553
Investment in unconsolidated trust subsidiaries	—	—	—	682	—	682
Securities available for sale	9,188	6,955	23,342	13,049	—	52,534
Federal Reserve Bank and Federal Home Loan Bank stock	10,324	—	—	—	—	10,324
Interest bearing deposits with financial institutions	126,009	—	—	—	—	126,009
Loans held for sale, at fair value	151,919	—	—	—	—	151,919
Loans, gross	273,401	88,878	246,699	83,832	—	692,810
Noninterest earning assets, net	—	—	—	—	62,039	62,039

Total assets	$572,145	$95,833	$270,290	$97,563	$62,039	$1,097,870

Liabilities and Shareholders’ Equity
Noninterest-bearing deposits	$—	$—	$—	$—	$187,570	$187,570
Interest-bearing deposits(1)(2)	308,343	283,074	101,207	—	—	692,624
Borrowings	5,000	15,000	40,000	—	—	60,000
Junior subordinated debentures	17,527	—	—	—	—	17,527
Other liabilities	—	—	—	—	16,736	16,736
Shareholders’ equity	—	—	—	—	123,413	123,413

Total liabilities and shareholders’ equity	$330,870	$298,074	$141,207	$—	$327,719	$1,097,870

Interest rate sensitivity gap	$241,275	$(202,241)	$129,083	$97,563	$(265,680)

Cumulative interest rate sensitivity gap	$241,275	$39,034	$168,117	$265,680	$—

Cumulative % of rate sensitive assets in maturity period	52%	61%	85%	94%	100%

Rate sensitive assets to rate sensitive liabilities and shareholders’ equity	173%	32%	191%	—	19%

Cumulative ratio	173%	106%	122%	134%	100%

(1)	Excludes savings accounts that we maintain at the Bank totaling $12.5 million.
(2)	Excludes a $250,000 certificate of deposit issued to us by the Bank, which matures January 2013.

At September 30, 2012, our rate sensitive balance sheet was shown to be in a positive twelve-month gap position. This would imply that our net interest margin would increase in the short-term if interest rates were to rise and would decrease in the short-term if interest rates were to fall. However, as noted above, the extent to which our net interest margin will be impacted by changes in prevailing interest rates will depend on a number of factors, including how quickly rate sensitive assets and liabilities react to interest rate changes, the mix of our interest earning assets (loans versus other lower yielding interest earning assets, such as securities or federal funds sold) and the mix of our interest bearing deposits (between, for example, lower interest core deposits and higher cost time certificates of deposit) and our other interest-bearing liabilities.

Financial Condition

Assets

Our consolidated assets totaled $1.098 billion at September 30, 2012, which represents a $73 million, or 7.1%, increase from our total consolidated assets of $1.025 billion at December 31, 2011. The increase in assets is primarily due to an $86 million increase in loans available for sale, to $152 million, at September 30, 2012.

The following table sets forth the composition of our interest-earning assets (in thousands of dollars) at:

	September 30, 2012	December 31, 2011
Interest-bearing deposits with financial institutions(1)	$126,009	$86,177
Interest-bearing time deposits with financial institutions	1,553	1,423
Federal Reserve Bank and Federal Home Loan Bank Stock, at cost	10,324	11,154
Securities available for sale, at fair value	52,534	147,909
Loans held for sale, at lower of cost or market	151,919	66,230
Loans (net of allowances of $12,659 and $15,627, respectively)	680,151	641,962

(1)	Includes interest-earning balances maintained at the Federal Reserve Bank of San Francisco.

Loans Held for Sale

We commenced a new mortgage banking business during the second quarter of 2009 to originate, primarily in Southern California, residential real estate mortgage loans that qualify for resale into the secondary mortgage markets. Our mortgage originations have been primarily for the financing of purchases of residential property and, to a lesser extent, refinancing of existing residential mortgage loans. In addition to conventional mortgage loans, we offer loan programs for low to moderate income families that qualify for mortgage assistance, such as the FHLB’s Wish Program, Homepath-financing on FNMA repossessed homes, and Southern California Home Financing Authority and various mortgage assistance programs in counties and cities within our branch network. As a general rule, most of the residential mortgage loans that we originate are sold in the secondary mortgage market within a period of 10 to 21 days following their origination. Mortgage loans held for sale totaled $152 million, an increase of $86 million at September 30, 2012 as compared to $66 million at December 30, 2011. The following table reflects the activity, in thousands of dollars, of our mortgage loan operations.

	September 30, 2012	December 31, 2011
Commercial loans	$149	$—
Commercial real estate loans	5,239	—
Single family mortgage loans	146,531	66,230

Loans held for sale, at lower of cost or market	$151,919	$66,230

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Wholesale	$221,808	$26,088	$493,460	$49,112
Retail	97,660	62,617	250,508	178,138

Total single family mortgage loans funded	$319,468	$88,705	$743,968	$227,250

Single family mortgage loan sales	$314,263	$71,145	$662,863	$192,906

As discussed above, the Company ceased taking mortgage submissions from mortgage brokers after August 31, 2012, which we expect will result in significant reductions in our mortgage loan originations, commencing in the fourth quarter of 2012.

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

As of September 30, 2012, LHFS included $112.6 million of loans with interest rate lock commitments providing a hedge to interest rates and $43.4 million of loans with expired rate locks. The rate locks are obtained for specific time frames and, on their expiration are generally renewed with investors for an incremental charge.

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

TBA securities possess credit risks for us to the extent that the institutional counterparties may be unable to meet the terms of the agreements. We seek to control counterparty credit risk by using multiple counterparties and limiting them to major financial institutions with investment grade credit ratings. In addition, we regularly monitor the potential risk of loss with any one party. We also work with an experienced third-party firm which assists us in placing TBA transactions, documenting such transactions, and providing information for bookkeeping and accounting purposes.

We recorded a fair value loss of $2.7 million on a notional $146 million in TBA securities for the three and nine months ended September 30, 2012. That loss was applied as an offset against mortgage banking revenues in determining mortgage banking income for the three and nine months ended September 30, 2012. All of our TBA securities outstanding at September 30, 2012 were short-term in nature with maturities of three months or less. We did not have TBA securities outstanding at September 30, 2011.

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

During the third quarter, we recorded in Other Assets, $1.4 million of fair value related to mortgage servicing rights retained from the issuance of $250 million in Ginnie Mae securities. The fair value was based upon quoted market prices.

Loans

The following table sets forth the composition, by loan category, of our loan portfolio at September 30, 2012 and December 31, 2011, respectively:

	September 30, 2012		December 31, 2011
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial loans	$170,894	24.6%	$179,305	27.2%
Commercial real estate loans – owner occupied	150,968	21.8%	170,960	26.0%
Commercial real estate loans – all other	157,384	22.7%	121,813	18.5%
Residential mortgage loans – multi-family	68,753	9.9%	65,545	10.0%
Residential mortgage loans – single-family	90,400	13.0%	68,613	10.4%
Construction loans	—	—%	2,047	0.3%
Land development loans	26,727	3.9%	25,638	3.9%
Consumer loans	28,262	4.1%	24,358	3.7%

Gross loans	693,388	100.0%	658,279	100.0%

Deferred fee (income) costs, net	(578)		(690)
Allowance for loan losses	(12,659)		(15,627)

Loans, net	680,151		$641,962

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

The following table sets forth the maturity distribution of our loan portfolio (excluding consumer and residential mortgage loans) at September 30, 2012:

	September 30, 2012
(Dollars in thousands)	One Year or Less	Over One Year through Five Years	Over Five Years	Total
Real estate and construction loans(1)
Floating rate	$64,318	$61,848	$678	$126,844
Fixed rate	41,407	79,651	87,177	208,235
Commercial loans
Floating rate	56,601	2,130	568	59,299
Fixed rate	79,368	23,372	8,855	111,595

Total	$241,694	$167,001	$97,278	$505,973

(1)	Does not include mortgage loans on single and multi-family residences and consumer loans, which totaled $159.2 million and $28.3 million, respectively, at September 30, 2012.

Nonperforming Loans and Allowance for Loan Losses

Nonperforming Loans. Non-performing loans consist of (i) loans on non-accrual status which are loans on which the accrual of interest has been discontinued and include restructured loans when there has not been a history of past performance on debt service in accordance with the contractual terms of the restructured loans, and (ii) loans 90 days or more past due and still accruing interest. Non-performing assets are comprised of non-performing loans and other real estate owned, or OREO, which consists of real properties which have been acquired by or in lieu of foreclosure and which we intend to offer for sale.

Loans are placed on non-accrual status when, in our opinion, the full or timely collection of principal or interest is in doubt. Generally, the accrual of interest is discontinued when principal or interest payments become more than 90 days past due, unless we believe the loan is adequately collateralized and the loan is in the process of collection. However, in certain instances, we may place a particular loan on non-accrual status earlier, depending upon the individual circumstances involved in that loan’s delinquency. When a loan is placed on non-accrual status, previously accrued but unpaid interest is reversed against current income. Subsequent collections of unpaid amounts on such a loan are applied to reduce principal when received, except when the ultimate collectability of principal is probable, in which case such payments are applied to interest and are credited to income. Non-accrual loans may be restored to accrual status if and when principal and interest become current and full repayment is expected. Interest income is recognized on the accrual basis for impaired loans not meeting the criteria for non-accrual treatment.

The following table sets forth information regarding our nonperforming assets, as well as restructured loans, at September 30, 2012 and December 31, 2011:

(Dollars in thousands)	At September 30, 2012	At December 31, 2011
Nonaccrual loans:
Commercial loans	$7,240	$4,702
Commercial real estate	8,153	6,230
Residential real estate	791	570
Construction and land development	314	2,597
Consumer loans	—	—
Loans held for sale	588	—

Total nonaccrual loans	$17,086	$14,099

Loans past due 90 days and still accruing:
Total loans past due 90 days and still accruing	$—	$—

Other real estate owned (OREO):
Commercial real estate	$23,764	$27,103
Residential real estate	—	616
Construction and land development	6,413	9,702

Total other real estate owned	$30,177	$37,421

Other nonperforming assets:
Asset backed security	248	380

Total other nonperforming assets	$248	$380

Total nonperforming assets including loans held for sale	$47,511	$51,900
Total nonperforming assets excluding loans held for sale	$46,923	$51,900

Restructured loans:
Accruing loans	$22,531	$—
Nonaccruing loans (included in nonaccrual loans above)	5,712	4,214

Total restructured loans	$28,243	$4,214

As the above table indicates, during the nine months ended September 30, 2012, non-performing loans increased by approximately $3 million, or 21.2%, including a $588,000 increase in loans held for sale, and a $2.4 million increase in non-performing loans (exclusive of loans held sale). The increase in nonaccrual loans was primarily due to a bankruptcy filing, in this year’s third quarter, by a borrower with outstanding borrowings from us totaling $2.7 million and a commercial real estate property of $1.9 million, partially offset by the transfer, in the first quarter of 2012, of a $2.0 million construction loan into other real estate owned as a result of our foreclosure of the underlying property. On the other hand, nonperforming assets, inclusive of loans held for sale, declined by $4.4 million to $47.5 million at September 30, 2012, from $51.9 million at December 31, 2011, due primarily to the sale of $7.2 million of OREO properties during the nine months ended September 30, 2012.

We have allocated specific reserves within the ALL to provide for losses we may incur on the loans that were classified as nonaccrual loans, and we have established specific reserves on the real properties classified as OREO.

Information Regarding Impaired Loans. At September 30, 2012 and December 31, 2011, loans deemed impaired totaled $39.4 million and $18.4 million, respectively. At September 30, 2012 we had an average investment in impaired loans of $29.5 million as compared to an average investment in impaired loans of $27.5 million at December 31, 2011. The interest that would have been earned during the three and nine months ended September 30, 2012 had the nonaccruing impaired loans remained current in accordance with their original terms was $253,000, and $441,000, respectively.

The following table sets forth the amount of impaired loans to which a portion of the ALL has been specifically allocated, and the aggregate amount so allocated, in accordance with ASC 310-10, and the amount of that allowance and the amount of impaired loans for which no such allocations were made, at September 30, 2012 and December 31, 2011, respectively:

	September 30, 2012			December 31, 2011
Impaired Loans	Loans	Reserves for Loan Losses	% of Reserves to Loans	Loans	Reserves for Loan Losses	% of Reserves to Loans
(Dollars in thousands)
Impaired loans with specific reserves	$7,391	$3,057	41.4%	$9,913	$2,783	28.1%
Impaired loans without specific reserves	31,995	—	—	8,482	—	—

Total impaired loans	$39,386	$3,057	7.8%	$18,395	$2,783	15.1%

Allowance for Loan Losses. The ALL was $12.7 million, and 1.83% of loans outstanding, at September 30, 2012, as compared to $15.6 million, and 2.37% of loans outstanding, at December 31, 2011.

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

The amount of the ALL is first determined by assigning reserve ratios to non-accrual loans and other loans classified as “special mention,” “substandard” or “doubtful” (“classified loans” or “classification categories”). These ratios are determined based on prior loss history and industry guidelines and loss factors, by type of loan, adjusted for current economic factors, with greater reserve ratios or percentages applied to loans deemed to be a higher risk.

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

Determining the effects that these qualitative factors may have on the performance of our loan portfolios requires numerous judgments, assumptions and estimates about conditions, trends and events which may subsequently prove to have been incorrect due to circumstances outside of our control. Moreover, the effects of qualitative factors such as these on the performance of our loan portfolios are often difficult to quantify. As a result, we may sustain loan losses in any particular period that are sizable in relation to the ALL or that may even exceed the ALL.

In response to the economic recession and continued weakness in the economy, which has resulted in increased and relatively persistent high rates of unemployment, and the credit crisis that has led to a severe tightening in the availability of credit, preventing borrowers from refinancing their loans, we have (i) implemented more stringent loan underwriting standards, (ii) strengthened loan underwriting and approval processes and (iii) added personnel with experience in addressing problem assets.

The following table compares the total amount of loans outstanding, and the allowance for loan losses, by loan category, in each case, in thousands of dollars, and certain related ratios, as of September 30, 2012 and December 31, 2011.

			Increase (Decrease)
	September 30, 2012	December 31, 2011	September 30, 2012 to December 31, 2011
(Dollars in thousands)
Commercial loans	$170,894	$179,305	$(8,411)
Loans impaired(1)	12,899	5,140	7,759
Loans 90 days past due	4,727	2,021	2,706
Loans 30 days past due	609	2,036	(1,427)
Allowance for loan losses
General component	$2,665	$7,260	$(4,595)
Specific component(1)	3,057	1,648	1,409

Total allowance	$5,722	$8,908	$(3,186)
Ratio of allowance to loan category	3.35%	4.97%	(1.62)%
Real estate loans:	$377,105	$358,318	$18,787
Loans impaired(1)	25,382	10,088	15,294
Loans 90 days past due	3,863	—	3,863
Loans 30 days past due	428	2,875	(2,447)
Allowance for loan losses
General component	$5,525	$4,642	$883
Specific component(1)	—	1,135	(1,135)

Total allowance	$5,525	$5,777	$(252)
Ratio of allowance to loan category	1.47%	1.61%	(0.14)%
Construction loans and land development	$26,727	$27,685	$(958)
Loans impaired(1)	314	2,597	(2,283)
Loans 90 days past due	—	2,597	(2,597)
Loans 30 days past due	664	—	664
Allowance for loan losses
General component	$752	$316	$436
Specific component(1)	—	—	—

Total allowance	$752	$316	$436
Ratio of allowance to loan category	2.81%	1.14%	1.67%
Consumer loans and single family mortgages	$118,662	$92,971	$25,691
Loans impaired(1)	791	570	221
Loans 90 days past due	348	492	(144)
Loans 30 days past due	1,242	1,130	112
Allowance for loan losses
General component	$660	$626	$34
Specific component(1)	—	—	—

Total allowance	$660	$626	$34
Ratio of allowance to loan category	0.56%	0.67%	(0.11)%
Total loans outstanding	$693,388	$658,279	$35,109
Loans impaired(1)	39,386	18,395	20,991
Loans 90 days past due	8,938	5,110	3,828
Loans 30 days past due	2,943	6,041	(3,098)
Allowance for loan losses
General component	$9,602	$12,844	$(3,242)
Specific component(1)	3,057	2,783	274

Total allowance	$12,659	$15,627	$(2,968)
Ratio of allowance to total loans outstanding	1.83%	2.37%	(0.54)%

(1)	Amounts in impaired loans and in specific components include nonperforming delinquent loans.

We classify our loan portfolios using internal credit quality ratings. The following table provides a summary of loans by portfolio type and the Company’s internal credit quality ratings as of September 30, 2012 and December 31, 2011.

(Dollars in thousands)	September 30, 2012	December 31, 2011	Increase (Decrease)
Pass:
Commercial loans	$145,758	$149,522	(3,764)
Commercial real estate loans – owner occupied	137,459	148,380	(10,921)
Commercial real estate loans – all other	132,163	109,482	22,681
Residential mortgage loans – multi family	68,372	61,190	7,182
Residential mortgage loans – single family	87,541	66,631	20,910
Construction loans	—	—	—
Land development loans	11,953	16,758	(4,805)
Consumer loans	28,262	24,358	3,904

Total pass loans	$611,508	$576,321	$35,187

Special Mention:
Commercial loans	$8,014	$4,570	$3,444
Commercial real estate loans – owner occupied	—	6,826	(6,826)
Commercial real estate loans – all other	6,059	2,553	3,506
Residential mortgage loans – multi family	381	3,316	(2,935)
Residential mortgage loans – single family	—	1,014	(1,014)
Construction loans	—	—	—
Land development loans	8,215	8,330	(115)
Consumer loans	—	—	—

Total special mention loans	$22,669	$26,609	$(3,940)

Substandard:
Commercial loans	$16,898	$24,551	$(7,653)
Commercial real estate loans – owner occupied	13,509	15,754	(2,245)
Commercial real estate loans – all other	19,162	9,778	9,384
Residential mortgage loans – multi family	—	1,039	(1,039)
Residential mortgage loans – single family	2,859	968	1,891
Construction loans	—	2,047	(2,047)
Land development loans	6,559	550	6,009
Consumer loans	—	—	—

Total substandard loans	$58,987	$54,687	$4,300

Doubtful:
Commercial loans	$224	$662	$(438)
Commercial real estate loans – owner occupied	—	—	—
Commercial real estate loans – all other	—	—	—
Residential mortgage loans – multi family	—	—	—
Residential mortgage loans – single family	—	—	—
Construction loans	—	—	—
Land development loans	—	—	—
Consumer loans	—	—	—

Total doubtful loans	$224	$662	$(438)

Total Outstanding Loans, gross:	$693,388	$658,279	$35,109

As the above table indicates, the Company’s total loans were $693 million at September 30, 2012, an increase of $35 million from $658 million at December 31, 2011. The disaggregation of the portfolio by risk rating in the table above reflects the following changes between at September 30, 2012 from December 31 2011:

•	Loans rated “pass” increased by $35 million to $611 million at September 30, 2012 from $576 million at December 31,2011, due primary to the $35 million increase in total loans outstanding.

•	Loans rated “special mention” decreased by $3.9 million to $22.7 million at September 30, 2012 from $26.6 million at December 31, 2011, due to downgrades to substandard loans.

•	Loans classified “substandard” increased by $4.3 million to $59.0 million at September 30, 2012, from $54.7 million at December 31, 2011, due primarily to net transfers from “special mention” loans.

•	The doubtful category declined by $438,000 to $224,000 at September 30, 2012 from $662,000 at December 31, 2011.

The Company uses a rolling eight quarter loss migration analysis in order to determine loss factors to apply to each of the classification categories. As a result, for purposes of determining applicable loss factors at September 30, 2012, our migration analysis covered the period from September 30, 2010 to September 30, 2012. That migration analysis resulted in a modest reduction in the loss factors in the quantitative component of our September 30, 2012 ALL analysis, which we believe is consistent with and reasonably reflects current economic conditions and the risks that were inherent in our loan portfolio at September 30, 2012.

The table below sets forth loan delinquencies, by quarter, from September 30, 2012 to September 30, 2011.

	2012			2011
	At September 30	At June 30	At March 31	At December 31	At September 30
(Dollars in thousands)
Loans Delinquent:
90 days or more:
Commercial loans	$4,727	$4,775	$3,231	$2,021	$977
Commercial real estate	3,863	5,491	2,253	—	18,470
Residential mortgages	348	—	1,677	492	1,112
Construction and land development loans	—	528	539	2,597	3,036
Consumer loans	—	—	—	—	—

	8,938	10,794	7,700	5,110	23,595

30-89 days:
Commercial loans	609	12,239	4,961	2,036	2,750
Commercial real estate	428	—	3,334	2,875	3,455
Residential mortgages	1,237	347	758	1,130	347
Construction and land development loans	664	320	—	—	—
Consumer loans	5	2	—	—	—

	2,943	12,908	9,053	6,041	6,552

Total Past Due(1) :	11,881	23,702	16,753	11,151	$30,147

(1)	Past due balances include nonaccrual loans.

As the above table indicates, total past due loans increased by $730,000, to $11.9 million at September 30, 2012, from $11.2 million at December 31, 2011. Loans past due 90 days or more increased by $3.8 million, to $8.9 million at September 30, 2012, from $5.1 million at December 31, 2011 primarily due to (i) a $2.7 million increase in past due commercial loans as a result of a bankruptcy filing by a borrower, and (ii) a $3.9 million increase in past due owner-occupied commercial real estate loans partially offset by the foreclosure and resulting transfer of a $2.0 million construction loan into other real estate owned. These loans are in various stages of collection and the adequacy of the collateral securing the repayment of and the prospects for recoveries on these loans are reflected in the allowance for loan losses at September 30, 2012.

Loans 30-89 days past due decreased by $3.1 million to $2.9 million at September 30, 2012 from $6.0 million at December 31, 2011, primarily as a result of an $3.8 million commercial loan relationship comprised of several loans, of which one loan in the amount of $1.4 million was paid off and the other loans were brought current by the borrower and are no longer past due.

Set forth below is a summary of the transactions in the ALL in the three months ended September 30, 2012 and the year ended December 31, 2011:

	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012	Year Ended December 31, 2011
	(Dollars in thousands)
Balance, beginning of period	$14,648	$15,627	$18,101
Charged off loans	(4,003)	(6,664)	(2,736)
Recoveries on loans previously charged off	1,514	1,746	1,095
Provision for loan losses	500	1,950	(833)

Balance, end of period	$12,659	$12,659	$15,627

As the above table indicates, at September 30, 2012 the ALL totaled $12.7 million, which was $2.9 million, or 18.6%, lower than at December 31, 2011. That decrease was due to $4.0 million in loan charge-offs, partially offset by $1.5 million in recoveries of loans charged off in 2010 and a $500,000 provision made for loan losses in the three months ended September 30, 2012. The loan charge-offs were comprised of $1.7 million in write-down of loans transferred to held for sale and $2.3 million in charge-offs of loans held for investment. As a result of the decrease in the ALL and an increase in loans outstanding at September 30, 2012, as compared to December 31, 2011, the ratio of the ALL to total loans outstanding as of September 30, 2012 was 1.83%, compared to 2.37% as of December 31, 2011. Notwithstanding the decrease in the ALL at September 30, 2012, based on the methodologies we use to assess asset quality, bank regulatory guidelines and our historical loan loss history, we believe that the ALL was adequate to cover potential losses in the loan portfolio at September 30, 2012.

Deposits

Average Balances of and Average Interest Rates Paid on Deposits

Set forth below are the average amounts (in thousands of dollars) of, and the average rates paid on, deposits in the three months ended September 30, 2012:

	Three Months Ended September 30, 2012
	Average Balance	Average Rate
Noninterest-bearing demand deposits	$169,220	—
Interest-bearing checking accounts	27,528	0.30%
Money market and savings deposits	177,555	0.82%
Time deposits	493,901	1.25%

Average total deposits	$868,204	0.89%

Deposit Totals. Deposits totaled $880 million at September 30, 2012 as compared to $862 million at December 31, 2011 and $846 million at September 30, 2011. The following table compares the mix of our deposits, as between lower cost core deposits and higher cost time deposits, at September 30, 2012, December 31, 2011 and September 30, 2011, respectively:

	At September 30, 2012		At December 31, 2011		At September 30, 2011
	Amounts	Percent of Total Deposits	Amounts	Percent of Total Deposits	Amounts	Percent of Total Deposits
(Dollars in thousands)
Core deposits
Noninterest bearing demand deposits	$187,570	21.3%	$164,382	19.1%	$152,376	18.0%
Savings and other interest-bearing transaction deposits	198,566	22.6%	187,977	21.8%	173,774	20.6%
Time deposits	494,058	56.1%	509,688	59.1%	519,428	61.4%

Total deposits	$880,194	100.0%	$862,047	100.0%	$845,578	100.0%

As indicated in the above table, savings and other interest-bearing deposits increased slightly to 22.6% of total deposits at September 30, 2012, from 21.8% of total deposits at December 31, 2011. However, the mix of deposits changed to a lower proportion of time deposits, which bear higher rates of interest than our core deposits, as time deposits decreased to 56.1% of total deposits at September 30, 2012 from 61.4% of total deposits at September 30, 2011. That change in the mix of deposits contributed to the reduction in interest expense in this year’s third quarter, as compared to the same quarter of 2011. See “—Results of Operations—Net Interest Income” above in this Section of this Report.

Set forth below, in thousands of dollars, is a maturity schedule of domestic time certificates of deposit outstanding at September 30, 2012:

	At September 30, 2012
	Certificates of Deposit under $100,000	Certificates of Deposit of $100,000 or More
Maturities
Three months or less	$13,888	$87,803
Over three and through nine months	24,314	123,608
Over nine and through twelve months	23,993	117,067
Over twelve months	15,035	88,350

Total certificates of deposit	$77,230	$416,828

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

Our liquid assets, which included cash and due from banks, federal funds sold, interest earning deposits with financial institutions and unpledged securities available for sale (excluding Federal Reserve Bank and Federal Home Loan Bank stock) totaled $169 million, which represented 15% of total assets, at September 30, 2012.

Cash Flow Used in Operating Activities. In the nine months ended September 30, 2012, we used net cash of $80 million in operating activities, of which $50 million represented the amount by which mortgage loan originations of $744 million exceeded the $694 million in the proceeds we generated from sales of mortgages loans available for sale. This compares to approximately $12 million of net cash used in operating activities in the nine months ended September 30, 2011, during which originations of mortgage loans exceeded the proceeds we generated from sales of mortgages loans available for sale by approximately $22 million.

Cash Flow Provided by Investing Activities. In the nine months ended September 30, 2012, investing activities provided net cash of $67 million, comprised primarily of (i) $186 million from sales of securities available for sale, partially offset by $118 million in purchases of securities available for sale, (ii) $29 million representing payments on the maturities of and partial payments received on securities available for sale, and (iii) $8.4 million of proceeds from sales of other real estate owned, partially offset by the use of $37 million to fund an increase in loans. By comparison, in the nine months ended September 30, 2011, investing activities provided net cash of $164 million, comprised primarily of $96 million of proceeds from sales of securities available for sale, a $47 million decrease in loans, $10 million from maturities of and partial principal payments on securities available for sale, and $9.7 million of proceeds from sales of other real estate owned.

Cash Flow Used in Financing Activities. In the nine months ended September 30, 2012, financing activities provided net cash of $54 million, comprised primarily of $25 million of proceeds from our sale of shares of common stock to two institutional investors in this year’s second quarter, a net increase of $18 million in deposits and an $11 million increase in borrowings. By comparison, in the nine months ended September 30, 2011 we used net cash of $16 million in financing activities, comprised of $54 million used to reduce outstanding borrowings, partially offset by a $29 million increase in deposits and nearly $9 million of net proceeds from the sale of shares of our Series B Convertible 8.4% Noncumulative Preferred Stock (the “Series B Shares”) to three institutional investors in August 2011.

Ratio of Loans to Deposits. The relationship between gross loans and total deposits can provide a useful measure of a bank’s liquidity. Since repayments of loans tend to be less predictable than the maturity of investments and other liquid resources, the higher the loan-to-deposit ratio the less liquid are our assets. On the other hand, since we realize greater yields on loans than we do on investments, a lower loan-to-deposit ratio can adversely affect interest income and earnings. As a result, our goal is to achieve a loan-to-deposit ratio that appropriately balances the requirements of liquidity and the need to generate a fair return on our assets. At September 30, 2012 and December 31, 2011, the loan-to-deposit ratios were 79% and 76%, respectively.

Off Balance Sheet Arrangements

Loan Commitments and Standby Letters of Credit. In order to meet the financing needs of our customers, in the normal course of business we make commitments to extend credit and issue standby commercial letters of credit to or for our customers. At September 30, 2012 and December 31, 2011, we were committed to fund certain loans, including letters of credit, amounting to approximately $118 million and $121 million, respectively.

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

Contractual Obligations

Borrowings. As a source of additional funds that we have used primarily to fund loans and to purchase other interest earning assets, and to provide us with a supplemental source of liquidity, we have obtained short and long term borrowings from the Federal Home Loan Bank (the “FHLB”). As of September 30, 2012, our outstanding FHLB borrowings totaled $60 million, comprised of (i) $20 million of short-term borrowings, with maturities ranging from August 2012 to February 2013, and (ii) $40 million of long-term borrowings, with maturities ranging from August 2013 to March 2015. These borrowings have a weighted-average annualized interest rate of 0.89%. By comparison, as of December 31, 2011, our outstanding FHLB borrowings totaled $49 million, comprised of (i) $34 million of short-term borrowings and (ii) $15 million of long-term borrowings which had a weighted-average annualized interest rate of 1.19%.

The highest amount of FHLB borrowings that were outstanding at any month-end during the nine months ended September 30, 2012 was $69 million. During 2011, the highest amount of borrowings outstanding at any month-end was $114 million from FHLB.

At September 30, 2012, U.S. agency and mortgage backed securities, U.S. Government agency securities and collateralized mortgage obligations with an aggregate fair market value of $8.5 million and $173 million of residential mortgage and other real estate secured loans were pledged to secure these FHLB borrowings, repurchase agreements, and local agency deposits.

Junior Subordinated Debentures. Pursuant to rulings of the Federal Reserve Board, bank holding companies were permitted to issue long term subordinated debt instruments that, subject to certain conditions, would qualify as and, therefore, augment capital for regulatory purposes. At September 30, 2012, we had outstanding approximately $17.5 million principal amount of 30-year junior subordinated floating rate debentures (the “Debentures”), of which $16.8 million qualified as Tier 1 capital for regulatory purposes as of September 30, 2012. See discussion below under the subcaption “—Capital Resources-Regulatory Capital Requirements.”

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

As previously reported, since July 2009 we have been required to obtain the prior approval of the Federal Reserve Bank of San Francisco (the “FRBSF”) to make interest payments on the Debentures. Since September 2010, we have been unable to obtain FRBSF approvals needed to permit us to make interest payments on the Debentures. As a result, as of September 30, 2012, we had deferred 10 quarterly interest payments, totaling $737,000, on the $7.2 million of Debentures due in September, 2032, and 11 quarterly interest payments, totaling $691,000, on the $10.3 million of Debentures due in October, 2034. We cannot predict when the FRBSF will approve our resumption of such interest payments and until such approval can be obtained it will be necessary for us to continue deferring interest payments on the Debentures. Since we have the right, under the terms of the Debentures, to defer interest payments for up to twenty (20) quarters, the deferrals of interest payments to date have not, and any deferral of future interest payments through January, 2015, will not constitute a default under or with respect to the Debentures. However, if we are not able to obtain regulatory approval to pay all of the deferred interest payments by January, 2015, we would then be in default under the Debentures. For additional information regarding the restrictions on the payment by us of interest on the Debentures, as well as other regulatory restrictions that apply to us and the Bank under a regulatory agreement entered into with the FRBSF and a regulatory order issued by the California Department of Financial Institutions, see “Capital Resources-Capital and Other Requirements under FRB Agreement and DFI Order” below in this section of this report and “Supervision and Regulation-Regulatory Action by the FRB and DFI” in Item 1 and “RISK FACTORS” in Item 1A in Part I of our 2011 10-K.

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

The following is a summary of the major components of securities available for sale and a comparison of the amortized cost, estimated fair values and gross unrealized gains and losses, in each case, in thousands of dollars, as of September 30, 2012 and December 31, 2011:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Securities available for sale at September 30, 2012:
Mortgage backed securities issued by U.S. Agencies(1)	$44,289	$785	$(1)	$45,073
Municipal securities	—	—	—	—
Collateralized non-agency mortgage obligations(1)	2,708	76	(30)	2,754
Asset backed securities(2)	2,247	—	(1,999)	248
Mutual funds(3)	4,459	—	—	4,459

Total securities available for sale	$53,703	$861	$(2,030)	$52,534

Securities available for sale at December 31, 2011:
Mortgage-backed securities issued by U.S. agencies(1)	$133,859	$630	$(363)	$134,126
Municipal securities	6,389	96	(42)	6,443
Collateralized non-agency mortgage obligations(1)	3,040	—	(455)	2,585
Asset backed securities(2)	2,324	—	(1,944)	380
Mutual funds(3)	4,375	—	—	4,375

Total securities available for sale	$149,987	$726	$(2,804)	$147,909

(1)	Secured by closed-end first lien 1-4 family residential mortgages.
(2)	Comprised of a security that represents an interest in a pool of trust preferred securities issued by U.S.-based banks and insurance companies
(3)	Consists primarily of mutual fund investments in closed-end first lien 1-4 family residential mortgages.

At September 30, 2012, U.S. agencies and mortgage backed securities, U.S. government agency securities, collateralized mortgage obligations and time deposits with an aggregate fair market value of $9 million were pledged to secure FHLB borrowings, repurchase agreements, local agency deposits, to secure lines of credit at our correspondent banks and treasury, and tax and loan accounts.

The amortized costs, at September 30, 2012, of securities available for sale are shown in the following table, by contractual maturities and historical prepayments based on the prior three months of principal payments. Expected maturities will differ from contractual maturities and historical prepayments, particularly with respect to collateralized mortgage obligations, because borrowers may react to interest rate market conditions differently than the historical prepayment rates.

	September 30, 2012 Maturing in
	One year or less		Over one year through five years		Over five years through ten years		Over ten years		Total
(Dollars in thousands)	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield
Securities available for sale:
Mortgage-backed securities issued by U.S. Agencies	$4,283	1.73%	$15,127	1.83%	$16,253	1.84%	$8,626	1.97%	$44,289	1.85%
Collateralized non-agency mortgage obligations	808	2.49%	—	—	—	—	1,900	3.61%	2,708	3.28%
Municipal securities	—	—	—	—	—	—	—	—	—	—
Asset backed securities	—	—	—	—	—	—	2,247	—	2,247	—
Mutual funds	—	—	4,459	2.19%	—	—	—	—	4,459	2.19%

Total securities available for sale	$5,091	1.85%	$19,586	1.91%	$16,253	1.84%	$12,773	1.87%	$53,703	1.87%

The table below shows, as of September 30, 2012, the gross unrealized losses and fair values of our investments, aggregated by investment category, and the length of time that the individual securities have been in a continuous unrealized loss position.

	Securities with Unrealized Loss at September 30, 2012
	Less than 12 months		12 months or more		Total
Dollars in thousands	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Mortgage backed securities issued by U.S. agencies	—	—	39	(1)	39	(1)
Municipal securities	—	—	—	—	—	—
Collateralized non-agency mortgage obligations	—	—	1,251	(30)	1,251	(30)
Asset backed securities	—	—	248	(1,999)	248	(1,999)

Total temporarily impaired securities	$—	$—	$1,538	$(2,030)	$1,538	$(2,030)

Impairment exists when the fair value of the security has declined below its cost. We perform quarterly assessments of the securities that have an unrealized loss to determine whether the decline in fair value of those securities below their cost is other-than-temporary.

We adopted ASC 321-10 effective April 1, 2009 and, accordingly, we recognize other-than-temporary impairments (“OTTI”) to our available-for-sale debt securities. In accordance with ASC 321-10, when there are credit losses associated with an impaired debt security and (i) we do not have the intent to sell the security and (ii) it is more likely than not that we will not have to sell the security before recovery of its cost basis, then, we will separate the amount of an impairment that is credit-related from the amount thereof related to non-credit factors. The credit-related impairment is recognized in our consolidated statements of income. The non-credit-related impairment is recognized and reflected in Other Comprehensive Income.

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

The following table sets forth the capital and capital ratios of the Company (on a consolidated basis) and the Bank (on a stand-alone basis) at September 30, 2012, as compared to the respective regulatory requirements applicable to them.

	Actual		Applicable Federal Regulatory Requirement
			To be Categorized as Adequately Capitalized		To be Categorized as Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
(Dollars in thousands)
Total Capital to Risk
Weighted Assets:
Company	$144,678	16.9%	$68,656	At least 8%	N/A	N/A
Bank	135,605	15.8%	68,599	At least 8%	85,749	At least 10%
Tier 1 Capital to Risk
Weighted Assets:
Company	$133,925	15.6%	$34,328	At least 4%	N/A	N/A
Bank	124,860	14.6%	34,300	At least 4%	$51,949	At least 6%
Tier 1 Capital to
Average Assets:
Company	$133,925	12.3%	$43,556	At least 4%	N/A	N/A
Bank	124,860	11.5%	43,505	At least 4%	$54,381	At least 5%

At September 30, 2012, the Bank (on a stand-alone basis) continued to qualify as a well-capitalized institution, and the Company continued to exceed the minimum required capital ratios, under the capital adequacy guidelines described above.

The Company’s consolidated total capital and Tier 1 capital, at September 30, 2012, includes an aggregate of $16.8 million principal amount of the $17.5 million of Junior Subordinated Debentures that we issued in 2002 and 2004. We contributed that amount to the Bank over the three year period ended December 31, 2009, thereby providing it with additional cash to fund the growth of its banking operations and, at the same time, to increase its total capital and Tier 1 capital.

Capital and Other Requirements under FRB Agreement and DFI Order.

On August 31, 2010, the Company and the Bank entered into a regulatory agreement with the FRBSF (the “FRB Agreement”) and the Bank consented to the issuance, by California Department of Financial Institutions (the “DFI”), of a regulatory order (the “DFI Order”).

The principal purposes of the FRB Agreement and the DFI Order, which constitute formal supervisory actions by the FRB and the DFI, were to require the Company and the Bank to adopt and implement formal plans and take certain actions, as well as to continue implementing measures that we previously adopted, to address the adverse consequences that the economic recession and weakened state of the economy have had on the performance of our loan portfolio and our operating results and to increase our capital to strengthen our ability to weather any further adverse economic conditions that might arise in the future.

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

The FRB Agreement also required us to submit a capital plan to the FRBSF that would meet with its approval and then to implement that plan. Under the DFI Order, the Bank was required to achieve a ratio of adjusted tangible shareholders’ equity to its tangible assets of 9% by January 31, 2011, by raising additional capital, generating earnings or reducing the Bank’s tangible assets (subject to a 15% limitation on such a reduction) or a combination thereof and, upon achieving that ratio, to maintain at least a 9% ratio during the remaining term of the Order.

The Company and the Bank have made substantial progress with respect to the requirements of the FRB Agreement and the DFI Order and both the Board and management are committed to achieving all of those requirements.

Among other things, on August 26, 2011, we sold to three institutional investors (the “Investors”) a total of 112,000 shares of a newly created Series B Convertible 8.4% Noncumulative Preferred Stock (the “Series B Shares”), at a price of $100.00 per share in cash, generating aggregate gross proceeds to the Company of $11.2 million. The Investors were SBAV LP, an affiliate of the Clinton Group, which purchased 75,000 Series B Shares, and Carpenter Community BancFund LP and Carpenter Community BancFund-A LP (collectively, the “Carpenter Funds”) which, together, purchased a total of 37,000 Series B Shares. We contributed the net proceeds from the sale of those Series B Shares to the Bank, which enabled it to increase the ratio of its adjusted tangible shareholders’ equity to its tangible assets above 9% and thereby meet the capital requirements under the DFI Order.

As we reported in our Current Report on Form 8-K dated April 23, 2012, on April 20, 2012 we sold to the Carpenter Funds a total of 4,201,278 shares of our common stock at a price of $6.26 per share in cash, generating aggregate gross proceeds to the Company of $26.3 million, which has further increased the amount of our Tier 1 capital. We then used $15.0 million of those proceeds to make a capital contribution to the Bank. As a result of that capital contribution and the income generated by the Bank during the nine months ended September 30, 2012, the ratio of the Bank’s adjusted tangible shareholders’ equity to its tangible assets had increased to 11.9% at September 30, 2012.

Additional information regarding the FRB Agreement and the DFI Order is set forth in our 2011 10-K in the subsection of Item 1 thereof entitled “Supervision and Regulation - Regulatory Action by the FRB and DFI” and in Item 1A thereof entitled “RISK FACTORS”.

Dividend Policy and Share Repurchase Programs. It is, and since the beginning of 2009 it has been, the policy of the Boards of Directors of the Company and the Bank to preserve cash to enhance their capital positions and the Bank’s liquidity. Moreover, since mid-2009, bank regulatory restrictions, including those under the FRB Agreement and DFI Order, have precluded the Company and the Bank from paying cash dividends and we have been precluded from repurchasing our shares without the prior approval of the FRBSF. Accordingly, we do not expect to pay dividends or make share repurchases at least for the foreseeable future.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, in connection with the filing of this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2012. Based on that evaluation, our CEO and CFO have concluded that, as of September 30, 2012, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to disclose in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules of the Securities and Exchange Commission and that such information is accumulated and communicated to management, including our Chief Executive and Chief Financial Officers, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1A.	RISK FACTORS

There have been no material changes in our assessment of our risk factors from those set forth in our 2011 10-K and in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2012 and June 30, 2012.

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

PACIFIC MERCANTILE BANCORP

Date: November 9, 2012	By:	/S/ NANCY A. GRAY
Nancy A. Gray, Chief Financial Officer

S-1

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

Exhibit 31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

E-1