Form 10-K
period 2012-12-31
PACIFIC MERCANTILE BANCORP
filed 2013-03-20
CIK 1109546

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Securities Exchange Act Rule 12b-2). Yes  ☐    No  ☒

The aggregate market value of voting shares held by non-affiliates of registrant as of June 30, 2012, which was determined on the basis of the closing price of registrant’s shares of common stock on that date, was approximately $73,700,000.

As of February 28, 2013, there were 16,677,419 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Except as otherwise stated therein, Part III of the Form 10-K is incorporated by reference from the Registrant’s Definitive Proxy Statement which is expected to be filed with the Commission on or before April 30, 2013 for its 2013 Annual Meeting of Shareholders.

PACIFIC MERCANTILE BANCORP

ANNUAL REPORT ON FORM 10K

FOR THE YEAR ENDED DECEMBER 31, 2012

i

PART III

Item 10	Directors, Executive Officers and Corporate Governance	119

Item 11	Executive Compensation	119

Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	119

Item 13	Certain Relationships and Related Transactions, and Director Independence	119

Item 14	Principal Accountant Fees and Services	119

PART IV

Item 15	Exhibits and Financial Statement Schedules	119

Signatures		S-1

Exhibit Index		E-1

Exhibit 21	Subsidiaries of Registrant

Exhibit 23.1	Consent of Squar, Milner, Peterson, Miranda & Williams, LLP, Independent Registered Public Accounting Firm

Exhibit 31.1	Certifications of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certifications of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

ii

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

Background

Pacific Mercantile Bancorp is a California corporation that owns 100% of the stock of Pacific Mercantile Bank, a California state chartered commercial bank (which, for convenience, will sometimes be referred to in this report as the “Bank”). The capital stock of the Bank is our principal asset and substantially all of our business operations are conducted by the Bank which, as a result, accounts for substantially all of our revenues, expenses and income. As the owner of a commercial bank, Pacific Mercantile Bancorp is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (the “Bank Holding Company Act”) and, as such, our operations are regulated by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). See “Supervision and Regulation” below in this Report. For ease of reference, we will sometimes use the terms “Company,” “we” or “us” in this Report to refer to Pacific Mercantile Bancorp on a consolidated basis and “PM Bancorp” or the “Bancorp” to refer to Pacific Mercantile Bancorp on a “stand-alone” or unconsolidated basis.

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

At December 31, 2012, our total assets, net loans (which exclude loans held for sale) and total deposits were $1.054 billion, $719 million and $845 million, respectively. Additionally, as of that date a total of approximately 7,700 deposit accounts were being maintained at the Bank by our customers, of which approximately 38% were business customers. Currently we operate seven full service commercial banking offices (which we refer to as “financial centers”) and an online banking branch at www.pmbank.com. Due to the Bank’s online presence, the Bank has customers who are located in 49 states and the District of Columbia, although the vast majority of our customers reside or are located in Southern California.

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

According to data published by the FDIC, at December 31, 2012 there were approximately 119 commercial banks operating with banking offices located in the counties of Los Angeles, Orange, San Diego, Riverside and San Bernardino in Southern California. Of those commercial banks, 14 had assets in excess of $2 billion; 79 had assets under $500 million (which are often referred to as “community banks”); 14 had assets between $500 million and $1 billion, and 10, including our Bank, had assets ranging between $1 billion and $2 billion. As a result, we believe that we are well-positioned to achieve further growth in Southern California.

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

•

We continue to review and analyze additional opportunities to further enhance our profitability such as a return in 2010 to business of originating single family mortgage loans that qualify for resale into the secondary mortgage market.

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

Our Commercial Banking Operations

We seek to meet the banking needs of small and moderate size businesses, professional firms and individuals by providing our customers with:

•

A broad range of loan and deposit products and banking and financial services, more typically offered by larger banks, in order to gain a competitive advantage over independent or community banks that do not provide the same range or breadth of services that we are able to provide to our customers;

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

Deposit Products

Deposits are a bank’s principal source of funds for making loans and acquiring other interest earning assets. Additionally, the interest expense that a bank must incur to attract and maintain deposits has a significant impact on its operating results. A bank’s interest expense, in turn, will be determined in large measure by the types of deposits that it offers to and is able to attract from its customers. Generally, banks seek to attract “core deposits” which consist of demand deposits that bear no interest and low cost interest-bearing checking, savings and money market deposits. By comparison, time deposits (also sometimes referred to as “certificates of deposit”), including those in denominations of $100,000 or more, usually bear much higher interest rates and are more interest-rate sensitive and volatile than core deposits. A bank that is not able to attract significant amounts of core deposits must rely on more expensive time deposits or alternative sources of cash, such as Federal Home Loan Bank borrowings, to fund interest-earning assets, which means that its costs of funds are likely to be higher and, as a result, its net interest margin is likely to be lower than a bank with higher proportion of core deposits. See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS — Results of Operations-Net Interest Income” in Item 7 of this report.

The following table sets forth information regarding the composition, by type of deposits, maintained by our customers during the year ended and as of December 31, 2012:

	Year-to-Date Average Balance December 31, 2012	Balance at December 31, 2011
	(Dollars in thousands)
Type of Deposit
Noninterest-bearing checking accounts	$172,442	$170,259
Interest-bearing checking accounts(1)	27,381	27,813
Money market and savings deposits(1)	177,256	166,402
Certificates of deposit(2)	492,765	480,921

Totals	$869,844	$845,395

(1)

Includes savings accounts and money market accounts. Excludes money market deposits maintained at the Bank by PM Bancorp with an annual average balance of $11.4 million for the year ended and a balance of $12.3 million at December 31, 2012.

(2)

Comprised of time certificates of deposit in varying denominations under and over $100,000. Excludes certificates of deposit maintained by PM Bancorp at the Bank with an average balance of $250,000 for the year ended and a balance at December 31, 2012 of $250,000.

Loan Products

We offer our customers a number of different loan products, including commercial loans and credit lines, accounts receivable and inventory financing, SBA guaranteed business loans, commercial real estate, residential mortgage loans, and consumer loans. The following table sets forth the types and the amounts of our loans that were outstanding:

	At December 31, 2012
	Amount	Percent of Total
	(Dollars in thousands)
Commercial loans	$170,792	23.4%
Commercial real estate loans – owner occupied	165,922	22.7%
Commercial real estate loans – all other	150,189	20.6%
Residential mortgage loans – multi-family	105,119	14.4%
Residential mortgage loans – single family	87,263	11.9%
Land development loans	24,018	3.3%
Consumer loans	27,296	3.7%

Gross loans	$730,599	100.0%

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

Our Mortgage Banking Business

During the second quarter of 2010, we commenced a new mortgage banking business to originate residential real estate mortgage loans that qualify for sale to third-party investors into the secondary mortgage markets. Residential mortgage loans consist of loans secured by single-family residential properties.

We offer a variety of mortgage loan products catering to the specific needs of home borrowers, including fixed rate and adjustable rate, conventional and government insured (Federal Housing Administration (FHA) and Veteran Affairs (VA)) mortgages with either 30-year or 15-year terms. We also offer jumbo loans that meet conventional underwriting criteria, except for the loan amounts which exceed Fannie Mae and Freddie Mac limits.

The mortgage loans we originate are generally secured by first liens on the underlying real properties. We do not originate mortgage loans defined as high cost by state or federal regulators or that do not comply with applicable agency or investor-specific underwriting guidelines. The majority of these residential mortgage loans are made to finance the purchase of, or to refinance existing loans on, owner-occupied homes, and are collateralized by real properties located in Southern California; however we also originate mortgage loans throughout California and in 17 other states. The mortgage lending business is subject to seasonality, and the overall demand for mortgage loans is driven largely by the applicable interest rates at any given time.

We handle mortgage loan processing, underwriting and closings at our headquarters offices in Costa Mesa, California, and we sell a majority of the mortgage loans to various investors in the secondary market, subject to certain indemnification obligations, which may require us to repurchase loans sold and repay the sales proceeds to investors under certain conditions. In addition, if a customer defaults on a mortgage payment shortly after the loan is originated, the investor may require us to repurchase the loan at the full amount paid by the investor. Mortgage loans which we do not sell into the secondary mortgage market are held for investment by us.

Our residential mortgage loan business initially focused on the origination of mortgage loans directly from consumers seeking to refinance existing mortgage loans or finance the purchase of residential real estate (the “direct-to-consumer retail mortgage channel”). In the latter half of 2011, we expanded our mortgage banking operations to include the funding of residential mortgage loans originated by independent mortgage brokers (the “wholesale mortgage channel”). Largely due to the growth of our wholesale mortgage business, the volume of residential mortgage loans funded by us grew from approximately $370 million in 2011 to approximately $955 million in 2012 and our mortgage banking division grew from approximately 172 employees at December 31, 2011 to approximately 212 employees at December 31, 2012.

        However, as previously reported, based on review of our mortgage banking operations in mid-2012, we decided to focus our residential mortgage banking business entirely on the direct-to-consumer retail mortgage channel and to exit the wholesale mortgage banking business. Consequently, we ceased accepting new mortgage submissions submitted to us after August 31, 2012, although we did continue to process and fund all mortgage broker-originated loans in process or originated on our before that date. This action was taken (i) to enable us to redeploy some of our capital resources that were committed to the wholesale mortgage business to our core commercial lending business in anticipation of a strengthening of the economy and ahead of an expected reduction in the demand for residential mortgage loans due to an eventual increase in prevailing mortgage interest rates, (ii) to reduce and control our staffing costs and operating expenses, which had grown significantly due primarily to the growth of our wholesale mortgage business, and (iii) to manage and limit the interest rate and other risks inherent in residential mortgage businesses, including risks posed by the increase in government regulation of the mortgage industry primarily as a result of the adoption and implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). See “—Impact of Economic Conditions, Government Policies and Legislation on our Business” below in this Item 1.

The full impact of our exit from the wholesale mortgage loan channel on our operating results is not reflected in our operating results during the four month period ended December 31, 2012, primarily because we continued to fund broker-originated loans that were in process or for which applications had been submitted to us prior to September 1, 2012. However, we expect that our exit from the wholesale mortgage channel will result in a reduction, which could be substantial, in our mortgage banking revenues in 2013, as compared to 2012, which could, in turn, result in a reduction in our net income in 2013. Nevertheless, in our view, the exit from the wholesale mortgage loan channel was prudent, because we believe that it will enable us to build a stronger foundation for achieving improved profitability in the future, reduce and control our operating costs and reduce and limit interest rate and other risks inherent in the mortgage business, in order to enhance the value of our banking franchise in the future. However, there is no assurance that these objectives will be achieved. See “RISK FACTORS —Our exit from the wholesale mortgage business could adversely affect our operating results in 2013 and thereafter” in Item 1A of this Report.

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

Economic Conditions and Recent Legislation and Other Government Actions.

The recent economic recession, which is reported to have begun at the end of 2007, created wide ranging consequences and difficulties for the banking and financial services industry, in particular, and the economy in general. The recession led to significant write-downs of the assets and an erosion of the capital of a large number of banks and other lending and financial institutions which, in turn, significantly and adversely affected the operating results of banking and other financial institutions and led to steep declines in their stock prices. In addition, bank regulatory agencies have been very aggressive in responding to concerns and trends identified in their bank examinations, which has resulted in the increased issuance of enforcement orders requiring banks to take actions to address credit quality, liquidity and risk management and capital adequacy, as well as other safety and soundness concerns. All of these conditions, moreover, led the U.S. Congress, the U.S. Treasury Department and the federal banking regulators, including the FDIC, to take broad actions, to address systemic risks and volatility in the U.S. banking system.

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

Increase in Deposit Insurance and Changes Affecting the FDIC Insurance Fund. The Dodd-Frank Act permanently increased the maximum deposit insurance amount for banks, savings institutions and credit unions to $250,000 per depositor. Additionally, the Dodd-Frank Act eliminates the federal statutory prohibition against the payment of interest on business checking accounts, which is likely to increase the competition for and interest that banks pay on such accounts. The Dodd-Frank Act also broadens the base for FDIC insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution, which may result in increases in FDIC insurance assessments for many FDIC insured banks. The Dodd-Frank Act requires the FDIC to increase the reserve ratio of the Deposit Insurance Fund from 1.15% to 1.35% of insured deposits by 2020 and eliminates the requirement that the FDIC pay dividends to insured depository institutions when the reserve ratio exceeds certain thresholds.

Say-on-Pay and other Executive Compensation Provisions. The Dodd-Frank Act requires publicly traded companies, including those that are depository institutions or bank holding companies, to give their shareholders the right to vote, on an advisory basis, on approval of (i) executive compensation, and (ii) so-called “golden parachute” payments in connection with approvals of mergers and acquisitions that will trigger such payments. The Dodd-Frank Act also directs federal banking regulators to promulgate rules prohibiting the payment of excessive compensation to executives of depository institutions and their holding companies with assets in excess of $1.0 billion, whether or not they are publicly traded.

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

Extension of Limitations on Banking Transactions by Banks with their Affiliates. The Dodd-Frank Act applies Section 23A and Section 22(h) of the Federal Reserve Act (governing transactions with insiders) to derivative transactions, repurchase agreements and securities lending and borrowing transactions that create credit exposure to an affiliate or an insider. Any such transactions with affiliates must be fully secured. In addition, the exemption from Section 23A for transactions with financial subsidiaries has been eliminated. The Dodd-Frank Act also expands the definition of affiliate for purposes of quantitative and qualitative limitations of Section 23A of the Federal Reserve Act to include mutual funds advised by a depository institution or any of its affiliates.

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

In January 2013, the CFPB approved certain mortgage lending reform regulations impacting the Truth in Lending Act (the “TILA”) and the Real Estate Settlement Procedures Act (“RESPA”), which:

•	expand the population of loans that are subject to higher cost loan regulations and additional disclosures;

•	prohibit the payment of compensation to mortgage brokers based on certain fees or premiums, such yield spread premiums, payable by or charged to home borrowers;

•	increase the regulation of mortgage servicing activities, including with respect to error resolution, forced-placement insurance and loss mitigation and collection activities;

•

require financial institutions to make a reasonable and good faith determination that the borrower has ability to repay the residential mortgage loan before it is approved for funding and provides that the failure of a financial institution to make such a determination will entitle the borrower to assert that failure as a defense to any foreclosure action on the mortgage loan;

•	impose appraisal requirements for high cost loans and loans secured by first mortgage liens on residential real estate.

Although most of these regulations are scheduled to become effective as of January 1, 2014, some will be effective beginning in 2013.

The CFPB has proposed other regulatory changes that have not yet become final, including regulations that would require mortgage loan disclosures under TILA and RESPA to be simplified and integrated, and regulations that would govern electronic transfers of foreign currency.

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

Pacific Mercantile Bancorp

General. Pacific Mercantile Bancorp is a registered bank holding company subject to regulation under the Bank Holding Company Act of 1956, as amended (the “Holding Company Act”). Pursuant to that Act, we are subject to supervision and periodic examination by, and are required to file periodic reports with, the Board of Governors of the Federal Reserve System (the “Federal Reserve Board” or the “FRB”).

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

Acquisitions of Control of Banks. The Holding Company Act and the Change in Bank Control Act of 1978, as amended, together with regulations of the FRB, require FRB approval before any person or company may acquire “control” of a Federal Reserve member bank, such as the Bank, subject to exemptions for some transactions. Control is conclusively presumed to exist if an individual or company (i) acquires 25% or more of any class of voting securities of the bank or (ii) has the direct or indirect power to direct or cause the direction of the management and policies of the bank, whether through ownership of voting securities, by contract or otherwise; provided that no individual will be deemed to control a bank solely on account of being director, officer or employee of the bank. Control is presumed to exist if a person acquires 10% or more but less than 25% of any class of voting securities of a bank holding company with securities registered under Section 12 of the Exchange Act or if no other person will own a greater percentage of that class of voting securities immediately after the transaction.

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

Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank (“FHLB”) of San Francisco. Among other benefits, each FHLB serves as a reserve or central bank for its members within its assigned region and makes available loans or advances to its member banks. Each FHLB is financed primarily from the sale of consolidated obligations of the FHLB system. As an FHLB member, the Bank is required to own a certain amount of capital stock in the FHLB. At December 31, 2012, the Bank was in compliance with the FHLB’s stock ownership requirement. Historically, the FHLB has paid dividends on its capital stock to its members.

FRB Deposit Reserve Requirements. The Federal Reserve Board requires all federally-insured depository institutions to maintain noninterest bearing reserves at specified levels against their transaction accounts. At December 31, 2012, the Bank was in compliance with these requirements.

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

The following table sets forth, as of December 31, 2012, the regulatory capital ratios of the Company (on a consolidated basis) and the Bank (on a stand-alone basis) and compares those capital ratios to the federally established capital requirements that must be met for a bank holding company or a bank to be deemed “adequately capitalized” or “well capitalized” under the prompt corrective action regulations that are described above:

At December 31, 2012	Actual	To Be Classified for Regulatory Purposes As
		Adequately Capitalized	Well Capitalized
Total Capital to Risk Weighted Assets
Company	16.5%	At least 8.0%	N/A
Bank	15.6%	At least 8.0%	At least 10.0%
Tier I Capital to Risk Weighted Assets
Company	15.2%	At least 4.0%	N/A
Bank	14.4%	At least 4.0%	At least 6.0%
Tier I Capital to Average Assets
Company	12.1%	At least 4.0%	N/A
Bank	11.5%	At least 4.0%	At least 5.0%

As the above table indicates, at December 31, 2012 the Bank (on a stand-alone basis) continued to qualify as a well-capitalized institution, and the Company (on a consolidated basis) continued to exceed the capital ratios applicable to bank holding companies, under federally mandated capital standards and federally established prompt corrective action regulations.

Basel III Capital Requirements

The current risk-based capital guidelines which apply to the Company and the Bank are based upon the 1988 capital accord of the International Basel Committee on Banking Supervision (the “BCBS”), which is a committee of central banks and bank supervisors/regulators from the major industrialized countries that develops broad policy guidelines for use by each country’s banking regulators in determining the banking supervisory policies they apply.

In December 2010, the BCBS issued a new set of international guidelines for determining regulatory capital, known as “Basel III.” These guidelines were revised in June 2011. As revised, the Basel III capital guidelines increase minimum capital requirements, and when fully implemented, will require banks to maintain a minimum ratio of Tier 1 common equity to risk-weighted assets of at least 4.5 percent plus a 2.5 percent capital conservation buffer.

        In June 2012, the Federal Reserve Board issued three notices of proposed rulemaking (the “Basel III NPRs”) that would revise the regulatory risk-based capital and leverage requirements for banks in the United States consistent with the Basel III guidelines. The proposed revisions include the implementation of a more conservative definition of capital, a new common equity Tier 1 minimum capital requirement, a higher minimum Tier 1 capital requirement, and a supplementary leverage ratio. Also, consistent with Basel III, the Federal Reserve Board has proposed limiting capital distributions and certain discretionary bonus payments to the executives of a bank that fails to maintain specified capital buffers in addition to meeting minimum risk-based capital requirements. In addition, the Federal Reserve Board and other federal bank regulatory agencies have proposed to revise the calculation of risk-weighted assets under the general risk-based capital rule that would be applicable to all banks, including the Bank.

The Basel III NPRs had initially provided for an implementation date of January 1, 2013 and a transition period extending to 2019. However, the Federal Reserve Board has delayed the finalization of the proposals; but has not, as yet, provided any guidance as to when the final rules will be adopted or how this delay will affect the implementation date or the transition period.

Basel III Liquidity Proposal

In 2009, the BCBS proposed two minimum standards for limiting liquidity risk: A Liquidity Coverage Ratio (“LCR”) and a Net Stable Funding Ratio (“NSFR”). The LCR is designed to ensure that bank holding companies have sufficient high-quality liquid assets to survive a significant liquidity stress event lasting for 30 calendar days. The NSFR is designed to promote stable, longer-term funding of assets and business activities over a one-year time horizon. In January 2012, the BCBS revised these proposals and delayed their implementation by providing that these requirements would be phased in over a period of four years beginning on January 1, 2015. The federal banking regulatory agencies are expected to issue a notice of proposed rulemaking sometime in the future defining the LCR and NSFR for implementation in the United States.

FDIC Deposit Insurance

The FDIC is an independent federal agency that insures deposits, up to prescribed statutory limits, of federally insured banks and savings institutions in order to safeguard the safety and soundness of the banking and savings industries. The FDIC insures customer deposits through the Deposit Insurance Fund (the “DIF”) up to prescribed limits for each depositor. The Dodd-Frank Act increased the maximum deposit insurance amount from $100,000 to $250,000. The DIF is funded primarily by FDIC assessments paid by each DIF member institution. The amount of each DIF member’s assessment is based on its relative risk of default as measured by regulatory capital ratios and other supervisory factors. Pursuant to the Federal Deposit Insurance Reform Act of 2005, the FDIC is authorized to set the reserve ratio for the DIF annually at between 1.15% and 1.50% of estimated insured deposits. The FDIC may increase or decrease the assessment rate schedule on a semi-annual basis. The Dodd-Frank Act increased the minimum reserve ratio (the ratio of the net worth of the DIF to estimated insured deposits) from 1.15% of estimated deposits to 1.35% of estimated deposits (or a comparable percentage of the asset-based assessment base described above). The Dodd-Frank Act requires the FDIC to offset the effect of the increase in the minimum reserve ratio when setting assessments for insured depository institutions with less than $10 billion in total consolidated assets, such as the Bank. The FDIC has until September 30, 2020 to achieve the new minimum reserve ratio of 1.35%.

Additionally, all FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation (“FICO”), an agency of the Federal government established to recapitalize the predecessor to the DIF. The FICO assessment rates, which are determined quarterly, averaged 0.066% of insured deposits in fiscal 2012. These assessments will continue until the FICO bonds mature in 2017.

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

Regulatory Action by the FRBSF and DFI

As previously reported in a Current Report on Form 8-K dated August 31, 2010 and filed with the SEC on August 31, 2010, the members of the respective Boards of Directors of the Company and the Bank entered into a Written Agreement (the “FRB Agreement”) with the Federal Reserve Bank of San Francisco (the “FRBSF”). On the same date, the Bank consented to the issuance of a Final Order by the DFI (the “DFI Order”). The principal purposes of the Agreement and DFI Order, which constitute formal supervisory actions by the FRBSF and the DFI, were to require us to adopt and implement formal plans and take certain actions, as well as to continue implementing measures that we previously adopted, to address the adverse consequences that the economic recession had on the performance of our loan portfolio and our operating results and to increase our capital to strengthen our ability to weather any further adverse conditions that might arise if the economic recovery remains weak or economic conditions deteriorate.

The FRB Agreement and DFI Order contain substantially similar provisions. They required the Boards of Directors of the Company and the Bank to prepare and submit written plans to the FRB and the DFI that addressed the following matters: (i) strengthening board oversight of the management operations of the Bank; (ii) strengthening credit risk management practices and improving credit administration policies and procedures; (iii) improving the Bank’s position with respect to problem assets; (iv) maintaining adequate reserves for loan losses in accordance with applicable supervisory guidelines; (v) improving the capital position of the Bank and, in the case of the FRB Agreement, the capital position of the Company; (vi) adopting and implementing a new strategic plan; and (vii) submitting a funding contingency plan for the Bank that identified available sources of liquidity and a plan for dealing with potential adverse economic and market conditions. In addition, the FRB Agreement and the DFI Order placed restrictions on lending by the Bank to borrowers who had loans that were criticized in an joint examination of the Bank conducted by the FRBSF and DFI in 2010 and required the Bank to charge off or collect loans that were classified as “loss” in that examination (to the extent that the Bank had not already done so). The Bank is also prohibited from paying dividends to the Company without the prior approval of the DFI, and without the prior approval of the FRBSF the Company may not declare or pay cash dividends, repurchase any of its shares, make payments on its trust preferred securities or incur or guarantee any debt.

The DFI Order also states that if the Bank were to violate or fail to comply with the Order, the Bank could be deemed to be conducting business in an unsafe manner which could subject the Bank to further regulatory enforcement action.

The Company and the Bank already have made substantial progress with respect to most of the requirements of the FRB Agreement and DFI Order and both the Board and management are committed to achieving the remaining requirements.

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

As previously reported, on August 26, 2011 we completed the sale of a total of $11.2 million of shares of a newly created Series B Convertible 8.4% Noncumulative Preferred Stock (the “Series B Shares”) to three institutional investors in a private placement. We then contributed the net proceeds from the sale of those shares of Series B Shares to the Bank to enable it to increase the ratio of its adjusted tangible shareholders’ equity to its tangible assets above 9% and thereby meet the capital requirement under the DFI Order. At December 31, 2012 that ratio had increased to 12.2%.

A copy of the FRB Agreement is attached as Exhibit 10.1, and a copy of the DFI Order is attached as Exhibit 10.2, to the Current Report on Form 8-K dated August 31, 2011, which we filed with the SEC on September 7, 2010. The foregoing summary of the FRB Agreement and the DFI Order is qualified in its entirety by reference to those Exhibits.

Employees

As of December 31, 2012, we employed 324 persons on a full-time equivalent basis. None of our employees are covered by a collective bargaining agreement. We believe relations with our employees are good.

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

The United States recently experienced a severe economic recession. The recession created wide-ranging consequences and difficulties which continue to adversely affect the banking and financial services industry, in particular, and the economy, in general, including significant decreases in economic activity and in residential and commercial real estate prices and increases in unemployment, which led to increases in loan delinquencies and foreclosures. Those conditions and circumstances necessitated significant write-downs of the carrying values of assets by, and caused an erosion of the capital of, a large number of banks and other lending and financial institutions. Like many other banks, due primarily to these conditions, we experienced substantial increases in non-performing loans and in loan losses in 2008, 2009 and 2010. Those loan losses required us (and many other banks) to significantly increase the allowance for loan losses by charges to income. In addition, as the economy contracted, loan demand decreased and net interest margins declined as the Federal Reserve Board reduced interest rates in an effort to stimulate the economy, resulting in decreases in our net interest income. As a result, we incurred net losses of $12.0 million, $17.3 million and $14.0 million in 2008, 2009 and 2010, respectively.

Although, according to economists, the economic recession is over, the economic recovery has been weak and until recently, real estate prices continued to decline, unemployment and real estate foreclosures remained high and consumer confidence was low. Moreover, there are concerns that the economy may again fall into recession. Additionally, due to these conditions and the prospect that economic conditions will not soon recover, we face a number of risks that could adversely affect our operating results and financial condition in the future, including the following:

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

•

Due to the continuing uncertainties about economic conditions, there is an increased risk that the judgments we might make in estimating loan losses inherent in our loan portfolio and in determining the adequacy of the allowance for loan losses will prove to have been incorrect, requiring us to set aside additional reserves that would adversely affect our results of operations in 2013.

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

•

We continue to have a substantial dollar amount of non-performing assets, consisting of non-performing loans and real properties that we acquired by or in lieu of foreclosure during the three years ended December 31, 2012. A failure to meaningfully improve the quality of the loans in our loan portfolio or to sell those real properties without incurring substantial losses could result in further write downs in the carrying values of those assets, which could (i) cause us to incur losses in 2013, and (ii) lead to the imposition, by federal and state bank regulators, of additional restrictions on our operations that could adversely affect our operating results and require us to raise additional capital that could dilute our existing shareholders. See “ — Risks and Uncertainties Posed by the FRB Agreement and DFI Order to which we and the Bank are subject” below in this Item 1A.

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

In addition, Western Europe has fallen back into recession and uncertainties remain with respect to the ability of certain European Union countries to continue to service their sovereign debt obligations. The recession and these uncertainties have adversely impacted and have created substantial volatility in the financial markets and have had a negative impact on global economic activity. Moreover, concerns have arisen that a failure of the European Union to satisfactorily resolve the sovereign debt crisis could lead to a global economic recession which could spread to the United States. As a result, even though neither we nor the Bank hold or have any exposure to European sovereign debt, if not satisfactorily resolved this debt crisis could have an adverse effect, which could be material, on our business, financial condition and future results of operations.

We could incur losses on the loans we make.

Loan defaults and the incurrence of losses on the loans we make are an inherent risk of the banking business. That risk has been exacerbated by the significant slowdown in the housing markets and significant increases in real estate loan foreclosures in Los Angeles, Orange, Riverside and San Diego counties of California where most of our customers are based. This slowdown is attributable to declining real estate prices, excess inventories of unsold homes, high vacancy rates at commercial properties and increases in unemployment and a resulting loss of confidence about the future among businesses and consumers that have combined to adversely affect business and consumer spending. These conditions led to increases in our non-performing assets in 2008, 2009 and 2010, which required us to record loan charge-offs and write-downs in the carrying values of real properties that we acquired by or in lieu of foreclosure and caused us to incur losses in that three year period. A further deterioration or even a continuing weakness in economic conditions could result in additional loan charge-offs and asset write-downs that would require us to increase the provisions we make for loan losses and losses on real estate owned that would have a material adverse effect on our future operating results, financial condition and capital.

We may be required to increase our reserve for loan losses which would adversely affect our financial performance in the future.

On a quarterly basis we evaluate and conduct an analysis to estimate the losses inherent in our loan portfolio. However, this evaluation requires us to make a number of estimates and judgments regarding the financial condition of a significant member of our borrowers, the fair value of the properties collateralizing our outstanding loans and economic trends that could affect the ability of borrowers to meet their payment obligations to us. Based on those estimates and judgments, we make determinations, which are necessarily subjective, with respect to (i) the adequacy of our allowance for loan losses to provide for write-downs in the carrying values and charge-offs of loans that may be required in the future and (ii) the need to increase the allowance for loan losses by means of a charge to income (commonly referred to as the provision for loan losses). If, due to events or circumstances outside of our control or otherwise, those estimates or judgments prove to have been incorrect or the Bank’s regulators come to a different conclusion than us regarding the adequacy of the Bank’s allowance for loan losses, we would have to increase the provisions we make for loan losses, which would reduce our income or could cause us to incur operating losses in the future.

Risks and Uncertainties Posed by the FRB Agreement and DFI Order to which we and the Bank are subject.

As previously reported and described in our Current Report on Form 8-K dated August 31, 2010, we entered into a written regulatory agreement (the “FRB Agreement”) with the FRBSF and the Bank consented to the issuance by the DFI of a Final Order (the “DFI Order”), due primarily to the increases in loan losses and other non-performing assets and the net losses we incurred in 2008, 2009 and 2010 and in the first half of 2011. Set forth below is a description of material risks and uncertainties created for us by the FRB Agreement and DFI Order.

We are subject to increased regulatory oversight which increases our costs of doing business and restricts our ability to grow our banking franchise. Under the terms of the FRB Agreement and DFI Order, we and the Bank are required to implement certain corrective and remedial measures within strict time frames and to maintain certain levels of liquidity, loan loss reserves and capital. In addition, we are required to increase management oversight of our operations and are subject to more frequent regulatory examinations. These requirements have had and in the future may have the effect of increasing our expenses and adversely affecting our operating results, and restricting our growth.

The Bank is restricted from paying dividends to us and we are restricted from paying dividends to our shareholders and from making interest payments on our subordinated debt securities. Dividends from the Bank to us comprise our primary source of funds for paying dividends to our shareholders and paying interest on our junior subordinated debentures (the “Junior Subordinated Debentures”), which we issued in connection with sales of trust preferred securities in 2002 and 2004. Pursuant to the FRB Agreement and DFI Order, the Bank may not pay cash dividends to us without the prior approval of the FRBSF and DFI and we may not pay cash dividends to our shareholders or interest on the Junior Subordinated Debentures without the prior approval of the FRBSF. As previously reported, we began to defer interest payments on the Junior Subordinated Debentures in mid-2010, when we were advised by the FRBSF that it would not approve further interest payments pending an improvement in our operating results and increases in the Bank’s capital and we cannot predict when the FRBSF will permit us to resume such payments. We are permitted to defer interest payments on the Junior Subordinated Debentures for up to 20 consecutive quarters; however, if we are not permitted by the FRBSF to pay the deferred interest and resume making interest payments on a current basis by January 2015, then we would be in default of our obligations under the Junior Subordinated Debentures, in which event the entire $17.5 million principal amount of, and accrued but unpaid interest on, the Junior Subordinated Debentures could be declared immediately due and payable.

Failure to satisfy the requirements of the FRB Agreement or the DFI Order could subject us to regulatory enforcement actions and additional restrictions on our business. Although we succeeded in satisfying a requirement, under the DFI Order, to increase the Bank’s capital with the net proceeds from the sale of $11.2 million of Series B Preferred Shares in August 2011, we are required to maintain the Bank’s capital ratios and continue to meet other requirements under the DFI Order and the FRB Agreement. There is no assurance that we will be able to do so. If we do not, the FRBSF and DFI could subject us and the Bank to regulatory enforcement actions, which could include the assessment of civil money penalties on us and the Bank, as well as on our directors, officers and other affiliated parties, and impose further restrictions on our business. Any such regulatory actions would increase our operating costs, restrict our ability to grow, make it more difficult for us to recruit officers and directors in the event the need to do so arises in the future, and could result in decreases in our income or cause us to incur losses in the future.

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

A substantial portion of our income is derived from the differential or “spread” between the interest we earn on loans, securities and other interest-earning assets, and the interest we pay on deposits, borrowings and other interest-bearing liabilities. Due to the differences in the maturities and repricing characteristics of our interest-earning assets and interest-bearing liabilities, changes in interest rates do not produce equivalent changes in interest income earned on interest-earning assets and interest paid on interest-bearing liabilities. Accordingly, fluctuations in interest rates could adversely affect our interest rate spread and, in turn, our profitability. In addition, as a general rule, loan origination volumes are affected by market interest rates. Rising interest rates, generally, are associated with a lower volume of loan originations while lower interest rates are usually associated with higher loan originations. Conversely, in rising interest rate environments, loan repayment rates may decline and in falling interest rate environments, loan repayment rates may increase. Also, in a rising interest rate environment, we may need to accelerate the pace of rate increases on our deposit accounts as compared to the pace of increases in short-term market rates. Accordingly, changes in market interest rates could materially and adversely affect our net interest spread, asset quality and loan origination volume.

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

We also have adopted an interest rate risk management strategy for the purpose of protecting us against interest rate changes after approval and prior to the funding of mortgage loans and their subsequent sale in the secondary market. Developing an effective interest rate risk management strategy, however, is complex and no risk management strategy can completely insulate us from risks associated with interest rate changes. Pursuant to that strategy, during the first quarter of 2012, we began purchasing mortgaged backed to-be-announced (“TBA”) securities as a hedge against possible market interest rate movements during those periods. TBA securities are deemed to be derivatives and involve off-balance sheet financial risk that can arise from changes in (i) the volume of mortgage loans that we originate, (ii) market rates of interest, and (iii) the values of the financial instruments underlying these hedges, all of which our outside of our control. In addition, hedging against interest rate risks involves transaction costs which could reduce our income and there is no that we will not suffer the kinds of adverse consequences that our hedging transactions are intended to prevent. Moreover, we could incur losses if a provider of derivatives that we purchase becomes financially unsound or insolvent, forcing us to unwind those derivatives.

Government regulations may impair our operations, restrict our growth or increase our operating costs.

We are subject to extensive supervision and regulation by federal and state bank regulatory agencies. The primary objective of these agencies is to protect bank depositors and other customers and consumers and not shareholders, whose respective interests often differ. The regulatory agencies have the legal authority to impose restrictions which they believe are needed to protect depositors and customers of banking institutions, even if those restrictions would adversely affect the ability of the banking institution to expand its business or pay cash dividends, or result in increases in its costs of doing business or hinder its ability to compete with less regulated financial services companies. Additionally, due to the complex and technical nature of many of the government regulations to which banking organizations are subject, inadvertent violations of those regulations may and sometimes do occur. In such an event, we would be required to correct or implement measures to prevent a recurrence of such violations. If more serious violations were to occur, the regulatory agencies could limit our activities or growth or fine us, or ultimately put us out of business in the event we were to encounter severe liquidity problems or a significant erosion of our capital below the minimum amounts required under applicable bank regulatory guidelines.

The enactment of the Dodd-Frank Act poses uncertainties for our business and is likely to increase our costs of doing business in the future.

On July 21, 2010, the President signed the Dodd-Frank Act into law. Changes made by the Dodd-Frank Act include, among others: (i) new requirements on banking, derivative and investment activities, including modified capital requirements, the repeal of the prohibition on the payment of interest on business demand accounts, and limitations on debit card interchange fees; (ii) enhanced financial institution safety and soundness regulations and increases in assessment fees and deposit insurance coverage; (iii) corporate governance and executive compensation requirements; and (iv) the establishment of new regulatory bodies, such as the Bureau of Consumer Financial Protection (the “BCFP”). The BCFP has been granted rulemaking authority over several federal consumer financial protection laws and, in some instances, has the authority to examine and enforce compliance by banks and other financial service organizations with these laws and regulations. Certain provisions of the Dodd-Frank Act were made effective immediately; however, much of the Dodd-Frank Act is subject to further rulemaking and/or studies. As a result, we cannot fully assess the impact that the Dodd-Frank Act will have on us until final rules are adopted and implemented.

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

The expiration of unlimited FDIC insurance on noninterest-bearing transaction accounts may increase our interest expense.

In October 2008, the FDIC announced the Transaction Account Guarantee Program to strengthen confidence and encourage liquidity in the banking system. Under that Program, the FDIC fully insured, without limit, qualifying transaction deposit accounts held at qualifying depository institutions through December 31, 2010. Qualifying transaction accounts included non-interest-bearing transaction accounts, Interest on lawyers trust accounts (“IOLTAs”), and negotiable orders of withdrawal (commonly referred to as “NOW Accounts”) with interest rates less than 0.5%. This Program expired on December 31, 2012. As a result, from and after January 1, 2013, the FDIC’s deposit insurance limit will be $250,000 per deposit account. This reduction in FDIC insurance could cause some depositors to move funds previously held in such noninterest-bearing accounts to interest-bearing accounts, which could increase our costs of funds and negatively impact our results of operations or to withdraw their deposits and invest the funds in investments perceived as being more secure, such as securities issued by the United States Treasury. As a result, it could become necessary for us to pay higher rates of interest to retain such deposits, which could adversely affect our net interest income and our earnings.

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

Our residential mortgage lending business, pursuant to which we originate residential real estate mortgage loans that qualify for resale into the secondary mortgage market, poses a number of potentially significant risks that could adversely affect our business and future financial performance.

Those risks include, among others: the risk that the growth of our mortgage lending business will strain our cash and management resources; the risk that management’s time and efforts will be diverted from our commercial banking business, which could hurt our operating results; the risk that our mortgage lending business will not generate revenues in amounts sufficient to enable us to recover the substantial expenditures we have made to add experienced mortgage loan officers and administrators; the risk that our residential mortgage lending business will not grow sufficiently to contribute to earnings in relation to our investment; the risk that we will be unable to sell the mortgage loans we originate into the secondary mortgage market at a profit due to changes in interest rates or a reduction in the flow of funds into the secondary mortgage market, whether due to a weakening in the residential real estate market or a tightening in the availability of credit or otherwise; the risk that we will be required to repurchase mortgage loans in the event that they do not conform to representations and warranties we made with respect to such loans at the time of their sale, or borrowers default on the first few mortgage loan payments; the risks that there will be a decline in demand for residential mortgage loans or an increase in defaults by borrowers, due to increasing interest rates, an economic downturn, or declining real estate values, and due to the complexity of government regulations and disclosure requirements that apply to residential mortgage lending, inadvertent violations of those laws and regulations may and sometimes do occur. In the event of any such violations, we would be required to correct and implement measures to prevent their recurrence and, depending on the seriousness of the violations, regulatory agencies could place restrictions on the scope of our mortgage lending activities or fine us, or both. Accordingly, there is no assurance that our residential mortgage lending business will not hurt our earnings or cause us to incur losses in the future.

Our recent exit from the wholesale mortgage business could adversely affect our results of operations in the future.

Based on a review of our mortgage banking operations, we decided to focus our mortgage banking business entirely on our direct-to-consumer retail channel and, therefore, we exited the wholesale mortgage banking channel effective August 31, 2012, in order (i) to redeploy some of our capital resources committed to the wholesale mortgage business to our core commercial lending business, (ii) to reduce and control our staffing costs and operating expenses and (iii) to manage and limit interest rate and other risks inherent in the wholesale mortgage lending business. However, there is no assurance that our exit from the wholesale mortgage business will enable us to accomplish these purposes. Moreover, we expect our exit from the wholesale mortgage business will result in reductions, which could be significant, in our mortgage banking revenues, which could hurt our earnings or cause us to incur losses beginning in 2013 and possibly thereafter.

We may be unable to resume the implementation of our strategy to grow our banking franchise in the future.

A key element of our business strategy has been to grow our banking franchise primarily by (i) opening new banking offices, (ii) offering new revenue generating products or services, such as the commencement, in the second quarter of 2010, of our mortgage banking operations, and (iii) adding banking professionals at our existing banking offices, with the objective of attracting additional customers including, in particular, small-to-medium size businesses, that would add to our profitability. Due to the losses we incurred during the three years ended December 31, 2010, the restrictions placed on us under the FRB Agreement and DFI Order, the need to dedicate more personnel to the management and reduction of non-performing loans, and our increased focus on raising additional capital and returning the Bank to profitability, we have had to significantly curtail our growth strategy and we cannot predict how long it will be before we will able to resume the implementation of that strategy.

Expansion of our banking franchise might not achieve expected growth or increases in profitability and may adversely affect our future operating results.

We intend to resume the implementation of our growth strategy at such time as we are permitted to do so by the FRBSF and DFI However, the resumption of our growth strategy, either through organic growth or the acquisition of other banks, will pose a number of risks for us, including:

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

•

California laws also place restrictions on the ability of California corporations to pay cash dividends on preferred or common stock. Subject to certain limited exceptions, a California corporation may pay cash dividends only to the extent of (i) the amount of its retained earnings or (ii) the amount by which the fair value of the corporation’s assets exceeds its liabilities. Although the fair value of our assets exceeded our liabilities at December 31, 2012, due to the restrictions under the FRB Agreement and DFI Order which preclude us from paying dividends to shareholders and interest on the Junior Subordinated Debentures and the Bank from paying dividends to us, as well as the dividend preference of the holders of our outstanding preferred stock, there is no assurance as to when we might be able to pay dividends on our common stock in the future.

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

Our principal shareholders and management own a significant percentage of our voting shares and are able to exercise significant influence over our business and have the power to block transactions that could benefit our other shareholders.

As a result of our sale of a total of 4,201,278 shares of common stock to Carpenter Community Bancfund, L.P. and Carpenter Community Bancfund-A, L.P. (collectively, the “Carpenter Funds”) in April 2012, the Carpenter Funds currently own a total of approximately 26% of our outstanding shares of voting stock and together constitute our largest shareholder. As previously reported, we also have entered into an agreement with the Carpenter Funds, effective as of February 27, 2013, to sell them up to an additional 2,222,222 shares of common stock, at a price of $6.75 per share in cash, which would increase the Carpenter Funds’ ownership to approximately 34% of our outstanding shares of voting stock. Further, as previously reported in our Current Report on Form 8-K dated February 28, 2012, pursuant to an investor rights agreement entered into with the Carpenter Funds, three individuals designated by the Carpenter Funds have been appointed to serve on the respective Boards of Directors of both the Company and the Bank. As a result, the Carpenter Funds have the ability to significantly influence the outcome of matters requiring approval of our Board of Directors and matters requiring the approval of our shareholders. Consequently, the Carpenter Funds have significant influence over our operations and outcome of shareholder votes on the approval of mergers and acquisitions or changes in corporate control which, among other things, could (i) discourage potential acquirers from attempting to acquire the Company, thereby impeding or preventing the consummation of acquisition or change of control transactions in which our shareholders might otherwise receive a premium for their shares, and (ii) make it more difficult for us to sell additional shares at prices in excess of those paid by the Carpenter Funds for their shares of common stock, even if our financial performance significantly improves.

If we sell additional shares of our common stock in the future, our shareholders could suffer significant dilution in their share ownership and voting power.

Subject to market conditions and other factors, we may pursue sales of additional common stock or other equity financings in the future to meet capital requirements or support the growth of our business. Sales of such additional common stock or other equity securities could be dilutive of our existing shareholders depending largely on the prices at which, and the number of, additional shares of common stock or other equity securities we may sell.

Additionally, at December 31, 2012, a total of 112,000 shares of our Series B Convertible 8.4% Preferred Stock (the “Series B Shares”) were outstanding. Those Series B Shares are convertible, at the option of the holders of such Shares, into a total of 2,105,262 shares of our common stock at a conversion price of $5.32 per share. The holders of the Series B Shares also are entitled to receive dividends payable in cash at a rate of 8.4% per annum if, as and when declared by the Board of Directors. However, the terms of the Series B Shares provide that, if due to legal or regulatory restrictions, we are unable to pay cash dividends on those Shares for two semi-annual dividend periods, we would be required to pay such dividends in shares of Series C Preferred Stock (“Series C Shares”). Due to the dividend restrictions under California law and the FRB Agreement, we were precluded from paying cash dividends on the Series B Shares in either of the six month periods ended June 30, 2012 and December 31, 2012, respectively, and, as a result, we issued a total of 12,803 Series C Shares as dividends on our outstanding Series B Preferred Shares during 2012. We also expect that, due to the same dividend restrictions, it will be necessary for us to continue issuing Series C Shares, in lieu of cash dividends on the Series B Shares at least in 2013 and possibly for some time thereafter.

The holders of the Series C Shares also are entitled to receive dividends payable in cash at a rate of 8.4% per annum if, as and when declared by the Board of Directors and if the Company is unable to pay such cash dividends for two semi-annual dividend periods, then we would be required to pay such dividends in additional Series C Shares.

Also, at December 31, 2012 (i) options to purchase a total of 1,566,965 shares of our common stock, at an average exercise price of $6.90 per share were outstanding, and an additional 115,494 shares were available for future grants of options or other equity incentives, under our 2010 Equity Incentive Plan; and (ii) warrants to purchase a total of 761,278 shares of our common stock, at an exercise price of $6.26 per share, issued to SBAV LP and the Carpenter Funds in connection with their purchases of Series B Shares and shares of common stock in 2011 and 2012, respectively, also were outstanding. However those warrants will not become exercisable unless the Company completes an acquisition, prior to April 23, 2016, of a bank with assets of at least $250 million.

The issuance of shares of our common stock on the conversion of the Series B Shares and the issuance of shares of Series C Preferred Stock as dividends on the Series B Shares and Series C Shares, as well as the issuance of shares of our common stock on the exercise of outstanding options, warrants or any other equity incentives that we may grant in the future may dilute the investments of other shareholders in the Company.

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

Location	Square Footage	Lease Expiration Date
Headquarters Offices and Online Banking Facility:
Costa Mesa, California	21,000	May, 2016
Mortgage Banking Division:
Costa Mesa, California	13,300	January, 2015
Financial Centers:
Costa Mesa, California	3,000	June, 2016
Newport Beach, California	10,500	June, 2016
San Juan Capistrano, California	7,600	April, 2013
Beverly Hills, California	4,600	August, 2016
La Jolla, California	3,800	February, 2017
La Habra, California	6,000	January, 2013
Ontario, California	5,000	Month to Month

ITEM 3.	LEGAL PROCEEDINGS

Mark Zigner vs. Pacific Mercantile Bank, et al., filed in January, 2010, in the California Superior Court for the County of Orange (Case No. 0337433). This lawsuit was filed by plaintiff asserting that the Bank had wrongfully exercised its right to recover borrowings owed by plaintiff to the Bank by setting off those borrowings against plaintiff’s deposit accounts with the Bank. The plaintiff also asserted certain related claims, including an alleged breach by the Bank of the covenant of good faith and fair dealing.

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

ITEM 4.	EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is information, as of January 26, 2012, regarding our principal executive officers:

Name and Age	Positions with Bancorp and the Bank
Raymond E. Dellerba, 65	President and Chief Executive Officer of the Company and the Bank
Nancy Gray, 62	Senior Executive Vice President and Chief Financial Officer of the Company and the Bank
Thomas M. Vertin, 59	President of Commercial Banking Division of the Bank
Robert W. Bartlett, 66	Senior Executive Vice President and Chief Operating Officer of the Bank
Michael G. Green, 61	Executive Vice President and Chief Credit Officer of the Bank

There is no family relationship between the above-named officers.

Raymond E. Dellerba has served as President, Chief Executive Officer and a Director of the Company and the Bank since the dates of their inception, which were January 2000 and November 1998, respectively, pursuant to a multi-year employment agreement. From February 1993 to June 1997, Mr. Dellerba served as the President, Chief Operating Officer and director of Eldorado Bank, and as Executive Vice President and a Director of its parent company, Eldorado Bancorp. Mr. Dellerba has 42 years of experience as a banking executive, primarily in Southern California and in Arizona.

Nancy Gray, who is a certified public accountant, has been a Senior Executive Vice President and the Chief Financial Officer of the Company and the Bank since May 2002. From 1980 through 2001, Ms. Gray was Senior Vice President and Financial Executive of Bank of America in Southern California, Missouri, Georgia, and Texas.

Thomas M. Vertin, joined Pacific Mercantile Bank as its President of the Commercial Bank Division on September 29, 2012. Mr. Vertin held senior executive positions at Silicon Valley Bank, including Chief Operating Officer. Prior to that position, he led the California Division with direct responsibility for half of the bank’s revenues. During his 18 years with Silicon Valley Bank, he focused on revenue growth, sales management, client retention, team development and enterprise management. Mr. Vertin led turnarounds of units that included the nationwide asset-based lending business.

Robert W. Bartlett, joined Pacific Mercantile Bank as its Senior Executive Vice President and Chief Operating Officer on October 31, 2008. In his banking career spanning some 34 years, Mr. Bartlett has held key senior management positions in Orange and Los Angeles County banks including Commercial Banking Manager, Area Credit Administrator, Chief Credit Officer and Chief Operating Officer.

Michael G. Green, joined Pacific Mercantile Bank as its Executive Vice President and Chief Credit Officer on April 6, 2009. In 2002, Mr. Green was the Senior Credit Administrator for Central Pacific Bank in California, setting up four loan production offices and a central documentation and processing department for the bank’s commercial real estate and interim construction lending.

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

Trading Market for the Company’s Shares

Our common stock is traded on the NASDAQ Global Select Market under the symbol “PMBC.” The following table presents the high and low sales prices of our common stock, as reported on the NASDAQ Global Select Market, for each of the calendar quarters indicated below:

	High	Low
Year Ended December 31, 2012
First Quarter	$5.49	$3.15
Second Quarter	$7.29	$5.12
Third Quarter	$7.30	$6.35
Fourth Quarter	$7.26	$5.31
Year Ended December 31, 2011
First Quarter	$4.72	$3.69
Second Quarter	$4.44	$3.11
Third Quarter	$4.54	$3.31
Fourth Quarter	$3.50	$2.94

The high and low per share sale prices of our common stock on the NASDAQ Global Select Market on March 7, 2013, were $5.91 and $6.10 per share, respectively and, as of that same date, there were approximately 148 holders of record of our common stock.

Stock Price Performance

The following graph compares the stock performance of our common stock, in each of the years in the five year period ended December 31, 2012, with: (i) the Russell Microcap Index, which measures the performance of the smallest 1,000 securities in the small-cap Russell 2000 Index, plus the next smallest eligible securities by market cap, (ii) the Russell 2000 Index, which measures the performance of the smallest 2,000 members, by market cap, of the Russell 3,000 Index, and (iii) an index published by SNL Securities L.C. (“SNL”) and known as the SNL Western Bank Index, which is comprised of 51 banks and bank holding companies (including the Company), the shares of which are listed on NASDAQ or the New York Stock Exchange and most of which are based in California and the remainder of which are based in nine other western states. The Russell 2000 Index is being included in the graph this year because, in 2012, the Company became a member of that Index and ceased to be a member of the Russell Microcap Index.

(1)	The source of the above graph and chart is SNL Securities, L.C. (“SNL”).

	Period Ending
Index	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
Pacific Mercantile Bancorp	100.00	40.20	24.78	30.44	26.75	51.60
Russell Microcap Index	100.00	59.65	77.08	99.79	90.28	108.89
Russell 2000 Index	100.00	66.21	84.20	106.82	102.36	119.09
SNL Western Bank Index	100.00	97.37	89.41	101.31	91.53	115.50

The Stock Performance Graph assumes that $100 was invested in Company common stock on December 31, 2007, and, at that same date, in the Russell Microcap Index, the Russell 2000 Index and the SNL Western Bank Index and that any dividends paid in the indicated periods were reinvested. Shareholder returns shown in the Performance Graph are not necessarily indicative of future stock price performance.

Dividend Policy and Restrictions on the Payment of Dividends

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

The Board also authorized share repurchase programs in June 2005 and in October 2008, when the Board concluded that, at the then prevailing market prices, the Company’s shares represented an attractive investment opportunity and, therefore, that share repurchases would be a good use of Company funds. However, no shares have been repurchased under these programs since 2008.

In the first quarter of 2009, the Board of Directors decided that the prudent course of action, in light of the economic recession, was to preserve cash and earnings to enhance the Bank’s capital position and to be in a position to take advantage of improved economic and market conditions in the future.

In addition, the FRB Agreement provides that we may not pay cash dividends to our shareholders without the prior approval of the FRBSF and we do not expect to be able to obtain such approval until we significantly reduce our nonperforming assets and generate earnings on a sustainable basis. As a result, we do not expect to pay cash dividends or make share purchases at least for the foreseeable future. See “Item 1 – BUSINESS – Supervision and Regulation – Pacific Mercantile Bancorp — Regulatory Action Taken by the FRBSF and the DFI.”

Cash dividends from the Bank represent the principal source of funds available to the Bancorp for paying which it might use to pay cash dividends to shareholders. Therefore, government regulations, including the laws of the State of California, as they pertain to the payment of cash dividends by California state chartered banks, limit the amount of funds that the Bank would be permitted to dividend to the Bancorp. As a result, those laws also affect the ability our to pay cash dividends to our shareholders. In particular, under California law, cash dividends by a California state chartered bank may not exceed, in any calendar year, the lesser of (i) the sum of its net income for the year and its retained net income from the preceding two years (after deducting all dividends paid during the period), or (ii) the amount of its retained earnings.

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

Additionally, because the payment of cash dividends has the effect of reducing capital, the capital requirements imposed on bank holding companies and commercial banks often operate, as a practical matter, to preclude the payment, or limit the amount of, cash dividends that might otherwise be permitted by California law; and the federal bank regulatory agencies, as part of their supervisory powers, generally require insured banks to adopt dividend policies which limit the payment of cash dividends much more strictly than do applicable state laws. Also, as discussed above, we are prohibited, by the FRB Agreement, from making interest payments on the junior subordinated debentures we issued in 2002 and 2004 and, as a result, we have had to defer interest payments on those debentures. Under the terms of those debentures, we may not pay cash dividends on our common stock or preferred stock unless and until we have paid all of the deferred interest in full and thereafter make interest payments on the debentures as and when they become due. See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONŞ—Contractual Obligations—Junior Subordinated Debentures” in Item 7 of this Report for additional information regarding the junior subordinated debentures.

The holders of our Series B shares and Series C Shares are entitled to receive dividends payable in cash at a rate of 8.4% per annum if, as and when declared by the Board of Directors. If, however, due to legal or regulatory restrictions, such as the dividend restrictions under California law or under the FRB Agreement, the Company is unable to pay cash dividends on the Series B Shares or the Series C Shares for two semi-annual dividend periods, then the Company is required to pay such dividends in Series C Shares. Because we were not able to obtain the approval of the FRBSF to pay cash dividends on the Series B Shares in 2012, we issued a total of 12,083 Series C Shares in lieu of those cash dividends in 2012 and in the future we will be required to issue additional Series C Shares as dividends on the Series B Shares and on all previously issued Series C Shares until such time as we are able to obtain the approval of the FRBSF to pay cash dividends on the Series B Shares and the Series C Shares from time to time outstanding. The issuance of Series C Shares will be dilutive of the investments which our existing common shareholders have in the Company due to the preferential rights that the Series C Shares have with respect the payment of dividends and the receipt of cash payments that may be made to our shareholders upon a sale or other acquisition of the Company. In addition, no dividends may be declared or paid on shares of the Company’s common stock unless dividends are first paid (either in cash or in shares of Series C Preferred Stock) on the shares of Series B Preferred Stock and any shares of Series C Preferred Stock that may have been issued and are then outstanding.

Accordingly, we do not expect to pay cash dividends for the forseeable future.

Restrictions on Inter-Company Transactions

Section 23(a) of the Federal Reserve Act limits the amounts that a bank may loan to its bank holding company to an aggregate of no more than 10% of the bank subsidiary’s capital surplus and retained earnings and requires that such loans be secured by specified assets of the bank holding company—See “BUSINESS—Supervision and Regulation–Restrictions on Transactions between the Bank and the Company and its other Affiliates”. We do not have any present intention to obtain any borrowings from the Bank.

Equity Compensation Plans

Certain information, as of December 31, 2012, with respect to our equity compensation plans is set forth in Item 12, in Part III, of this Report.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The selected statement of operations data for the fiscal years ended December 31, 2012, 2011 and 2010, the selected balance sheet data as of December 31, 2012 and 2011, and the selected financial ratios (other than tangible book value per share), that follow below were derived from our audited consolidated financial statements included in Item 8 of this Report and should be read in conjunction with those audited consolidated financial statements, together with the notes thereto, and with Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7 of this Report. The selected statement of operations data for the years ended December 31, 2009 and 2008, the selected balance sheet data as of December 31, 2010, 2009 and 2008, and the selected financial ratios (other than tangible book value per share) for the periods prior to January 1, 2011 are derived from audited consolidated financial statements that are not included in this Report.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands except per share data)
Selected Statement of Operations Data:
Total interest income	$41,814	$44,290	$50,919	$51,644	$61,611
Total interest expense	8,543	11,099	18,081	29,883	34,498

Net interest income	33,271	33,191	32,838	21,761	27,113
Provision for loan losses	1,950	(833)	8,288	23,673	21,685

Net interest income (loss) after provision for loan losses	31,321	34,024	24,550	(1,912)	5,428
Noninterest income	28,493	8,229	6,771	5,522	2,606
Noninterest expense	53,124	37,054	36,317	33,251	23,702

Income (loss) before income taxes	6,690	5,199	(4,996)	(29,641)	(15,668)
Income tax expense (benefit)	(2,964)	(6,433)	8,958	(12,333)	(3,702)

Net income (loss)	$9,654	$11,632	$(13,954)	$(17,308)	$(11,966)
Accumulative declared dividends on preferred stock	(941)	—	—	—	—
Accumulative undeclared dividends on preferred stock	(17)	(440)	(1,075)	(61)	—

Net income (loss) available allocable to common shareholders	$8,696	$11,192	$(15,029)	$(17,369)	$(11,966)

Per share data-basic:
Net income (loss)—basic	$0.57	$0.99	$(1.44)	$(1.66)	$(1.14)

Per share data-diluted:
Net income (loss)—diluted	$0.55	$0.98	$(1.44)	$(1.66)	$(1.14)

Weighted average shares outstanding
Basic	15,386,106	11,361,389	10,434,665	10,434,665	10,473,476
Diluted	17,674,974	11,371,524	10,434,665	10,434,665	10,473,476
Dividends per share	—	—	—	—	$0.10

	December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands except for per share information)
Selected Balance Sheet Data:
Cash and cash equivalents(1)	$128,208	$96,467	$32,678	$141,651	$107,133
Total loans(2)	719,257	641,962	722,210	813,194	828,041
Total assets	1,053,941	1,024,552	1,015,870	1,200,636	1,164,059
Total deposits	845,395	862,047	816,226	960,438	821,686
Junior subordinated debentures	17,527	17,527	17,527	17,527	17,527
Total shareholders’ equity	122,876	86,625	63,416	74,472	84,232
Tangible book value per share(3)	$6.75	$6.26	$4.86	$6.14	$8.07
Tangible book value per share, as adjusted(3)(4)	$6.49	$6.08	$5.55	$6.71	$8.08

(1)	Cash and cash equivalents include cash and due from other banks and federal funds sold.
(2)	Net of allowance for loan losses and exclusive of mortgage loans held for sale.
(3)	Tangible book value per share is unaudited.
(4)

Tangible book value per share, as adjusted is, does not include accumulated other comprehensive income (loss) which is included in shareholders’ equity, and assumes that the each outstanding share of Series B and Series C Preferred Stock was converted into 18.80 shares, respectively, of common shares.

	For the Year Ended December 31,
	2012	2011	2010	2009	2008
	(unaudited)
Selected Financial Ratios:
Return on average assets	0.90%	1.15%	(1.20)%	(1.45)%	(1.06)%
Return on average equity	9.31%	16.51%	(19.26)%	(20.13)%	(12.37)%
Ratio of average equity to average assets	9.69%	6.98%	6.23%	7.16%	8.59%

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Forward Looking Statements

The following discussion contains statements (which are commonly referred to as “forward looking statements”) which discuss our beliefs or expectations about (i) our future financial performance and future financial condition and (ii) operating trends in our markets and in economic conditions generally. The consequences of those operating trends on our business and the realization of our expected future financial results, as discussed in those forward looking statements, are subject to a number of risks and uncertainties, including those described above in Item 1A of this Report under the caption “RISK FACTORS.” Due to those risks and uncertainties, our future financial performance may differ, possibly significantly, from the performance that is currently expected as set forth in the forward looking statements. As a result, you should not place undue reliance on those forward looking statements. We disclaim any obligation to update or revise any of the forward looking statements, whether as a result of new information, future events or otherwise, except as may be required by applicable law or NASDAQ rules.

Background

The following discussion presents information about our consolidated results of operations, financial condition, liquidity and capital resources and should be read in conjunction with our consolidated financial statements and the notes thereto included in Item 8 of this Report.

Our principal operating subsidiary is Pacific Mercantile Bank (the “Bank”), which is a California state chartered bank and a member of the Federal Reserve System. The Bank accounts for substantially all of our consolidated revenues, expenses and income and our consolidated assets and liabilities. Accordingly, the following discussion focuses primarily on the Bank’s results of operations and financial condition.

Overview of Fiscal 2012 Operating Results

The following table sets forth selected financial information comparing our results of operations for the fiscal year ended December 31, 2012 to our results of operations in the years ended December 31, 2011 and 2010.

	Year Ended December 31,
	Amount	Amount	Percent Change	Amount	Percent Change
	2012	2011	2012 vs. 2011	2010	2011 vs. 2010
	(Dollars in thousands, except per share data)
Interest income	$41,814	$44,290	(5.6)%	$50,919	(13.0)%
Interest expense	8,543	11,099	(23.0)%	18,081	(38.6)%

Net interest income	33,271	33,191	0.2%	32,838	1.1%
Provision for loan losses	1,950	(833)	334.1%	8,288	(110.1)%

Net interest income (expense) after provision for loan losses	31,321	34,024	(7.9)%	24,550	38.6%
Noninterest income	28,493	8,229	246.3%	6,771	21.5%
Noninterest expense	53,124	37,054	43.4%	36,317	2.0%

Income (loss) before income taxes	6,690	5,199	28.7%	(4,996)	204.1%
Income tax provision (benefit)	(2,964)	(6,433)	(53.9)%	8,958	(171.8)%

Net income (loss)	$9,654	$11,632	(17.0)%	(13,954)	183.4%

Net income (loss) per share—diluted	$0.55	$0.98	(43.9)%	$(1.44)	168.41%
Weighted average number of diluted shares	17,749,852	11,371,524	56.1%	10,434,665	9.0%

Set forth below is information regarding the principal factors that led to the changes in our operating results in the year ended December 31, 2012 as compared to 2011.

Pre-Tax Income. In the year ended December 31, 2012 pre-tax income increased by $1.5 million, or 28.7%, to nearly $6.7 million from $5.2 million in the year ended December 31, 2011. As described in greater detail below, that increase was primarily due to a $20.3 million, or 246.3% increase in noninterest income, which more than offset a $16.1 million, or 43.4%, increase in noninterest expense in 2012, as compared to 2011.

Net Income and Income per Diluted Share. Notwithstanding that increase in pre-tax income, net income declined by 17.0% to approximately $9.7 million in the year ended December 31, 2012 from $11.6 million in the year ended December 31, 2011. That decrease was attributable to a $3.5 million reduction in income tax benefits to $3.0 million in 2012 from $6.4 million in 2011. Income per diluted share of common stock was $0.55 for 2012, as compared to $0.98 per diluted share in 2011, due not only to the lower income tax benefits in 2012, but also a 56% increase in the weighted average shares outstanding in 2012, as compared to 2011, due to primarily to our sale, in a private placement, of a total of 4,201,278 shares of our common stock in April 2012 at a price of $6.26 per share in cash.

The increase in pre-tax income in 2012 was primarily attributable to a combination of factors, the most important of which were the following:

•

Increase in Noninterest Income. In 2012, noninterest income increased by $20.3 million, or 246.3%, as compared to 2011, which was primarily attributable to a $19.2 million, or 316.1%, increase in mortgage banking revenue and a $1.7 million, or 424.2%, increase in net gains from sales of securities held for sale. The increase in mortgage banking revenue was due primarily to the growth of our wholesale mortgage business which funded, and sold into the secondary mortgage market, residential mortgage loans originated for us by outside mortgage brokers. As previously reported and for the reasons discussed below, we exited the wholesale mortgage business by ceasing to accept mortgage loan applications from outside brokers effective August 31, 2012, while continuing our direct-to-consumer retail mortgage business in which we originate mortgage loans directly from consumers. As a result, we expect to report a significant decline in our mortgage banking revenues in 2013 when compared to 2012.

•

Modest Increase in Net Interest Income. Net interest income increased by $80,000, or 0.2%, in 2012 due to a nearly $2.6 million, or 23.0%, decrease in interest expense that resulted primarily from (i) decreases in market rates of interest, which led to reductions in the rates of interest we paid on deposits and borrowings, and (ii) a change in the mix of our deposits to a higher proportion of non-interest bearing demand deposits. That decrease in interest expense more than offset a $2.5 million, or 5.6%, decline in interest income, which was primarily attributable to (i) a $1.7 million decline in interest earned on securities available for sale and (ii) an $808,000 decline in interest and fee income on loans, primarily reflecting the impact of declines in market rates of interest on the yields we earned on such securities and on our loans in 2012 and, to a lesser extent, a decline in the average volume of such securities outstanding during 2012.

•

Increase in Noninterest Expense. Noninterest expense increased by $16.1 million, or 34.4%, in 2012, as compared to 2011. That increase was primarily attributable to increases of $9.0 million, $3.3 million, $1.9 million, and $1.6 million in compensation expense, expenses incurred in connection with other real estate owned (“OREO”), mortgage-loan related expenses and other operating expenses, respectively, in 2012 as compared to 2011. The increase in compensation expense was primarily attributable to an increase in mortgage banking personnel employed during 2012, as compared to 2011 and, to a much lesser extent, the addition of loan officers primarily for our SBA and entertainment industry lending businesses.

•

Increase in Provision for Loan Losses. The provision we made for loan losses increased by nearly $2.8 million, or 334.1%, in 2012, as compared to 2011 when we recorded an $833,000 reduction in the provision. That increase was primarily attributable to $1.7 million of write-downs of the carrying values of $5.3 million of loans to market, upon the transfer of those loans from held for investment to loans held for sale. Since the write-downs were charged against the allowance for loan losses, we increased the provision for loan losses to offset those charges to the allowance.

•

Income Tax Benefit. In 2012 we recorded a non-cash income tax benefit of $3.0 million as a result of a $4.6 million reduction we made in the valuation allowance that we had established against our deferred tax asset by means of non-cash charges to income tax expense in previous years. By comparison, in 2011 we recorded a non-cash income tax benefit of $6.4 million as a result of a $7.0 million reduction in that same valuation allowance. See “Critical Accounting Policies—Deferred Tax Asset” below.

Set forth below are certain key financial performance ratios and other financial data for or at the end of the periods indicated:

	2012	2011	2010
Return on average assets	0.90%	1.15%	(1.20)%
Return on average shareholders’ equity	9.31%	16.51%	(19.26)%
Ratio of average equity to average assets	9.69%	6.98%	6.23%
Net interest margin(1)	3.29%	3.41%	2.92%

(1)	Net interest income expressed as a percentage of total average interest earning assets.

Overview of Changes in Financial Condition in 2012

Decrease in the Allowance for Loan Losses. We decreased the allowance for loan losses to $10.9 million, or 1.49% of loans outstanding at December 31, 2012, from $15.6 million, or 2.37% of loans outstanding at December 31, 2011. That decrease was primarily attributable to transfers during 2012 of $14 million and $11 million in loans classified as special mention and substandard, respectively, to “pass” as the borrowers were able to bring their payments current on those loans.

Change in Mix of Deposits to a Greater Proportion of Lower Costs Deposits. During 2012, as a percentage of total deposits, the volume of non-interest bearing and lower cost deposits increased to 43.1% and the volume of higher-costs certificates of deposits declined to 56.9%, from 40.9% and 59.1%, respectively, at December 31, 2011. The average rate of interest we paid on certificates of deposits in 2012 decreased to 1.22% from 1.62% in 2011. The combination of this change in mix of deposits and this decrease in interest rates contributed to the decline in our interest expense during fiscal 2012.

Increase in Shareholder’s Equity and Improvements in Capital Ratios. Shareholders’ equity at December 31, 2012 totaled $122.5 million, an increase of $35.9 million, or 41.5%, from $86.6 million at December 31, 2011. That increase was primarily attributable to the $9.7 million in net income we earned in 2012 and the sale of $26.3 million of shares of our common stock, at a price of $6.26 per share, in April 2012 to Carpenter Community Bancfund, L.P. and Carpenter Community Bancfund-A, L.P. (the “Carpenter Funds”). As a result, the consolidated book value of our common stock increased to $6.75 per share at December 31, 2012 from $6.26 per share at December 31, 2011. Due to this increase in shareholder’s equity, the ratio of our consolidated total capital-to-risk weighted assets (which is the principal federal regulatory measure of the financial strength of banking institutions) increased to 16.3% at December 31, 2012, from 13.4% at December 31, 2011. As a result, at December 31, 2012 we continued to exceed the highest of the capital standards that are applicable to bank holding companies under federal banking regulations.

Outlook for 2013

Expected Decline in Mortgage Banking Revenues. As discussed above, effective August 31, 2012 we exited the wholesale residential mortgage business. As a result, our Mortgage Banking Division is currently engaged in the direct-to-consumer retail mortgage business in which we originate mortgage loans directly from consumers seeking to refinance existing mortgage loans or finance the purchase of residential real estate. The decision to exit the wholesale mortgage business was made to enable us (i) to redeploy some of our capital resources, which had been committed to the wholesale mortgage business, to our core commercial lending business, (ii) to reduce and control our staffing costs and operating expenses, which had grown significantly to a large extent as a result of the growth of the wholesale mortgage business, and (iii) to manage and limit interest rate and other risks inherent in a wholesale mortgage business.

Accordingly, we have begun to refocus the resources that had been devoted to the wholesale mortgage business to initiatives to grow our commercial lending business and our retail mortgage business. However, as a result of our exit from wholesale residential mortgage business, we expect that mortgage banking revenue in 2013 will be significantly lower than in 2012.

Actions to Improve the Quality and Performance of the Bank’s Loan Portfolio and Strengthen its Financial Condition. In February 2013, we entered into a Stock Purchase Agreement to sell up to $15 million of additional shares of common stock, at a price of $6.75 per share in cash, to the Carpenter Funds. If that sale of shares is consummated, we intend to use the net proceeds to capitalize a new wholly-owned asset management subsidiary, which will use those proceeds to fund the purchase of nonperforming loans and OREO from the Bank and thereafter manage and dispose of those loans and OREO. The purpose of these transactions is to significantly reduce the Bank’s nonperforming assets in order to improve the Bank’s financial condition and reduce the costs it has been incurring in managing and disposing of those assets in order to improve the Bank’s results of operation. If these initiatives prove to be successful, we believe that such success will move the Bank closer to a relaxation of some of the regulatory restrictions under which it has been operating since August 2010 and which, therefore, could enable us to focus more resources on growing our banking franchise.

The sale of the shares of common stock to the Carpenter Funds also will strengthen the Company’s financial condition by increasing its capital and capital ratios. However, the Bank’s sale of non-performing assets to the Company’s new asset management subsidiary will not result in changes in or improvements to the Company’s consolidated financial condition or operating results, because those non-performing assets will remain on the Company’s consolidated balance sheet and the costs of managing and disposing of those assets, and any losses that may be recognized on their sale, will continue to be reflected in the Company’s consolidated operating results and cash flows until the sales or dispositions of those assets have been completed.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and regulatory accounting practices in the banking industry. Certain of those accounting policies are considered critical accounting policies, because they require us to make estimates and assumptions regarding circumstances or trends that could materially affect the value of those assets, such as economic conditions that could impact our ability to fully collect our loans or ultimately realize the carrying value of certain of our other assets. Those estimates and assumptions are made based on current information available to us regarding those economic conditions or trends or other circumstances. If changes were to occur in the events, trends or other circumstances on which our estimates or assumptions were based, or other unanticipated events were to occur that might affect our operations, we may be required under GAAP to adjust our earlier estimates and to reduce the carrying values of the affected assets on our balance sheet, generally by means of charges against income, which could also affect our results of operations in the fiscal periods when those charges are recognized.

Our critical accounting policies relate to the determinations of our allowance for loan losses, the fair values of securities available for sale and the realizability, and hence the valuation, of our deferred tax asset.

Allowance for Loan Losses. Like virtually all banks and other financial institutions, we follow the practice of maintaining an allowance to provide for possible loan losses that occur from time to time as an incidental part of the banking business. The accounting policies and practices we follow in determining the sufficiency of that allowance (which is commonly referred to as the “allowance for loan losses” or the “ALL”), require us to make judgments and assumptions about economic and market conditions and trends that can affect the ability of our borrowers to meet their loan payment obligations to us. In making those judgments, we use historical loss factors, adjusted for current economic and market conditions, other economic indicators and applicable bank regulatory guidelines, to determine losses inherent in our loan portfolio and the sufficiency of our allowance for loan losses. If unanticipated changes were to occur in those conditions or trends, or the financial condition of borrowers was to deteriorate, actual loan losses could be greater than those that had previously been predicted. In such events, or if there were changes to the loss factors or regulatory guidelines on which we had based our determinations regarding the sufficiency of the ALL, it could become necessary for us to increase the ALL by means of a charge to income referred to in our financial statements as the “provision for loan losses.” Such an increase would reduce the carrying value of the loans on our balance sheet and the provisions made for loan losses to increase that ALL would reduce our income in the period when it is determined that the increase was necessary. During the fourth quarter of 2008, federal bank regulatory agencies adopted new and more stringent guidelines and methodologies for identifying losses in bank loan portfolios and determining the sufficiency of loan loss reserves, as a result of the worsening of the economic recession and the prospects that conditions would not soon improve. We have been applying those new guidelines and methodologies since the fourth quarter of 2008. See the discussion in the subsections entitled “—Provision for Loan Losses” and “—Allowance for Loan Losses and Nonperforming Loans” below in this Item 7.

Fair Value of Securities Available for Sale. Under applicable accounting principles, we are required to recognize any unrealized loss on the securities we hold for sale. An unrealized loss occurs when the fair value of a security held for sale declines below its amortized cost as recorded on our balance sheet. As a result, we make determinations, on a quarterly basis, of the fair values of the securities held for sale in order to determine if there are any unrealized losses in those securities. When there is an active market for such a security, the determination of its fair value is based on market prices. If there is no active trading market, but such securities do trade from time to time, we rely primarily on quotes we obtain from third party vendors and securities brokers to determine the fair values of those securities. However, quotes are not always available for some securities and, in those instances, we make those fair value determinations on the basis of a variety of industry standard pricing methodologies, such as discounted cash flow analyses, matrix pricing, and option adjusted spread models, as well as fundamental analysis of the creditworthiness of the obligors under those securities. These methodologies require us to make various assumptions relating to such matters as future prepayment speeds, yield, duration, Federal Reserve Board monetary policies and the supply and demand for the individual securities. Consequently, if changes were to occur in market or other conditions or the circumstances on which our earlier assumptions or judgments were based, it could become necessary for us to reduce the fair values of such securities, which would result in charges to accumulated other comprehensive income (loss) on our balance sheet. Moreover, if we conclude that reductions in the fair values of any securities are other than temporary, it would be necessary for us to recognize an impairment loss to noninterest income in our statement of operations.

Fair Value of Financial Instruments Financial Accounting Standards Board—Accounting Standards Codification FASB ASC 820-10-35 defines fair value, establishes a framework for measuring fair value and outlines a fair value hierarchy based on the inputs to valuation techniques used to measure fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (also referred to as an exit price). Fair value measurements are categorized into a three-level hierarchy based on the extent to which the measurement relies on observable market inputs in measuring fair value. Level 1, which is the highest priority in the fair value hierarchy, is based on unadjusted quoted prices in active markets for identical assets or liabilities. Level 2 is based on observable market-based inputs, other than quoted prices, in active markets for identical assets or liabilities. Level 3, which is the lowest priority in the fair value hierarchy, is based on unobservable inputs. Assets and liabilities are classified within this hierarchy in their entirety based on the lowest level of any input that is significant to the fair value measurement.

The use of fair value to measure our financial instruments is fundamental to our financial statements and is a critical accounting estimate because a substantial portion of our mortgage banking assets and liabilities are recorded at estimated fair value. Financial instruments classified as Level 3 are generally based on unobservable inputs, and the process to determine fair value is generally more subjective and involves a high degree of management judgment and assumptions. These assumptions may have a significant effect on our estimates of fair value, and the use of different assumptions, as well as changes in market conditions and interest rates, could have a material effect on our results of operations or financial condition.

Mortgage loans held-for-sale — We elected to carry our mortgage loans held-for-sale originated or acquired from the mortgage lending operation at fair value. Fair value is based on quoted market prices, where available, prices for other traded mortgage loans with similar characteristics, and purchase commitments and bid information received from market participants.

Mortgage servicing rights — We elected to carry all of our mortgage servicing rights arising from the mortgage loan origination operation at fair value. The fair value of mortgage servicing rights is based upon market prices for similar instruments and a discounted cash flow model. The valuation model incorporates assumptions that market participants would use in estimating the fair value of servicing. These assumptions include estimates of prepayment speeds, discount rate, cost to service, escrow account earnings, contractual servicing fee income, prepayment and late fees, among other considerations.

Derivative financial instruments—We utilize certain derivative instruments in the ordinary course of our business to manage our exposure to changes in interest rates. These derivative instruments include forward sales of mortgage-backed securities (TBA MBS) and interest rate lock commitments (IRLCs) issued to borrowers in connection with single family mortgage loan originations. We recognize all derivative instruments at fair value. The estimated fair value of IRLCs are based on underlying loan types with similar characteristics using the TBA MBS market, which is actively quoted and easily validated through external sources. The data inputs used in this valuation include, but are not limited to, loan type, underlying loan amount, note rate, loan program, and expected sale date of the loan, adjusted for current market conditions. These valuations are adjusted at the loan level to consider the servicing release premium and loan pricing adjustments specific to each loan. For all IRLCs, the base value is then adjusted for the anticipated pull-through rate. The fair value of the forward sales of mortgage-backed securities is based on the actively quoted TBA MBS market using observable inputs related to characteristics of the underlying MBS stratified by product, coupon and settlement date.

Utilization and Valuation of Deferred Income Tax Benefits. We record as a “deferred tax asset” on our balance sheet an amount equal to the tax credit and tax loss carryforwards and tax deductions (“tax benefits”) that we believe will be available to us to offset or reduce income taxes in future periods. Under applicable federal and state income tax laws and regulations, in most cases such tax benefits will expire, if they cannot be used, within specified periods of time. Accordingly, the ability to fully use our deferred tax asset to reduce income taxes in the future depends on the amount of taxable income that we generate during those time periods. At least once each year, or more frequently, if circumstances warrant, we make estimates of future taxable income that we believe we are likely to generate during those future periods. If we conclude, on the basis of those estimates and the amount of the tax benefits available to us, that it is more likely, than not, that we will be able to fully utilize those tax benefits prior to their expiration, we recognize the deferred tax asset in full on our balance sheet. On the other hand, if we conclude, instead, that it has become more likely, than not, that we will be unable to utilize those tax benefits in full prior to their expiration, then, we would establish, or increase any existing, reserves (commonly referred to as a “valuation allowance”) to reduce the deferred tax asset on our balance sheet to the amount with respect to which we believe it is still more likely, than not, that we will be able to use to offset or reduce taxes in the future. The establishment of or an increase in that valuation allowance is implemented by recognizing a non-cash charge that would have the effect of increasing the provision, or reducing any credit, for income taxes that we would otherwise have recorded in our statements of operations. The determination of whether and the extent to which we will be able to utilize our deferred tax asset involves significant judgments and assumptions that are subject to period to period changes as a result of changes in tax laws, changes in market or economic conditions that could affect our operating results or variances between our actual operating results and the operating results that we had projected for any such period, as well as other factors.

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

We conducted another assessment of the realizability of our deferred tax asset in the fourth quarter of 2011, due to a strengthening of economic conditions, an improvement in the quality of our loan portfolio, as reflected in declines in loan losses and loan delinquencies, and the earnings we generated from operations during 2011. Based on that assessment, we determined that it had become more likely, than not, that we would be able to use approximately $7.0 million of the income tax benefits comprising our deferred tax asset to offset or reduce taxes in future years. As a result we reduced, by a corresponding amount, the valuation allowance that we had established in previous years against our deferred tax asset by recording a non-cash income tax benefit for 2011 in the amount of $6.4 million.

At June 30, 2012 we conducted another assessment of the realizability of our deferred tax asset and due to a continued strengthening of economic conditions, a further improvement in the performance of our loan portfolio, and the earnings we were generating from our operations, we determined that it had become more likely than not that we would be able to use approximately $13.8 million of the income tax benefits comprising our deferred tax asset to offset or reduce taxes in future years. As a result, in the second quarter of 2012 we reduced the valuation allowance that we had previously established against our deferred tax asset, as a result of which we recognized a non-cash tax benefit of $3.0 million for the year ended December 31, 2012.

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

Fiscal 2012 Compared to Fiscal 2011. In fiscal 2012, our net interest income increased by $80,000, or 0.2%, to $33.3 million, from $33.2 million in fiscal 2011. Interest income decreased by $2.5 million, or 5.6%, to $41.8 million in 2012 from $44.3 million in 2011. That decrease was offset by a $2.6 million, or 23.0%, decrease in interest expense, to $8.5 million in 2012 from $11.1 million in 2011. The decrease in interest income was primarily due to further reductions by the Federal Reserve Board in interest rates and, to a lesser extent, a decrease in the volume of securities held for sale during 2012, which had the effect of reducing the yields that we were able to realize on our interest-earning assets to 4.94% in 2012 from 5.45% in 2011. The decrease in interest expense, which had the effect of reducing the average rate of interest that we paid on our interest-bearing liabilities to 1.11% in 2012 from 1.43% in 2011, was attributable primarily to continued reductions in market rates of interest and, to a lesser extent, an increase in noninterest bearing demand deposits and a reduction in time certificates of deposit on which we pay higher rates of interest than on our core deposits.

Due to the decline in our interest income in 2012, our net interest margin for fiscal 2012 decreased to 3.29% from 3.41% in fiscal 2011.

Information Regarding Average Assets and Average Liabilities

The following tables set forth information regarding our average balance sheet, yields on interest earning assets, interest expense on interest-bearing liabilities, the interest rate spread and the interest rate margin for the years ended December 31, 2012. The yield on interest earning assets declined by 0.40% to 4.15% in 2012 from 4.55% in 2011, which was partially offset by a decrease in the average interest rate paid on interest bearing liabilities by 0.32%, to 1.11% in 2012, from 1.43% in 2011. Average balances are calculated based on average daily balances.

	Year Ended December 31,
	2012			2011			2010
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest earning assets
Short-term investments(1)	$109,713	$278	0.25%	$83,804	$211	0.25%	$167,748	$468	0.28%
Securities available for sale and stock(2)	103,361	2,214	2.14%	153,490	3,949	2.57%	155,913	4,564	2.93%
Loans(3)	795,395	39,322	4.94%	736,606	40,130	5.45%	801,613	45,887	5.72%

Total earning assets	1,008,469	41,814	4.15%	973,900	44,290	4.55%	1,125,274	50,919	4.53%
Noninterest earning assets	61,031			36,906			36,762

Total Assets	$1,069,500			$1,010,806			$1,162,036

Interest-bearing liabilities:
Interest-bearing checking accounts	$27,381	$82	0.30%	$26,941	$89	0.33%	$37,685	235	0.62%
Money market and savings accounts	177,256	1,341	0.76%	144,184	1,352	0.94%	134,863	1,506	1.12%
Certificates of deposit	492,765	6,012	1.22%	513,619	8,337	1.62%	614,850	13,742	2.24%
Other borrowings	57,745	530	0.92%	75,367	780	1.03%	109,609	2,076	1.89%
Junior subordinated debentures	17,682	578	3.27%	17,682	541	3.07%	17,682	522	2.95%

Total interest bearing liabilities	772,829	8,543	1.11%	777,793	11,099	1.43%	914,689	18,081	1.98%

Noninterest bearing liabilities	192,995			162,559			174,907

Total liabilities	965,824			940,352			1,089,596
Shareholders’ equity	103,676			70,454			72,440

Total Liabilities and Shareholders’ Equity	$1,069,500			$1,010,806			$1,162,036	$32,838

Net interest income		$33,271			$33,191

Interest rate spread			3.04%			3.12%			2.55%

Net interest margin			3.29%			3.41%			2.92%

(1)	Short-term investments consist of federal funds sold and interest bearing deposits that we maintain at other financial institutions.
(2)	Stock consists of Federal Home Loan Bank Stock and Federal Reserve Bank Stock.
(3)	Loans include the average balance of nonaccrual loans.

The following table sets forth changes in interest income, including loan fees, and interest paid in each of the years ended December 31, 2012, 2011 and 2010 and the extent to which those changes were attributable to changes in (i) the volumes of or in the rates of interest earned on interest-earning assets and (ii) the volumes of or in the rates of interest paid on our interest-bearing liabilities.

	2012 Compared to 2011 Increase (decrease) due to Changes in			2011 Compared to 2010 Increase (decrease) due to Changes in
	Volume	Rates	Total Increase (Decrease)	Volume	Rates	Total Increase (Decrease)
	(Dollars in thousands)
Interest income
Short-term investments(1)	$66	$1	$67	$(215)	$(42)	$(257)
Securities available for sale and stock (2)	(1,147)	(588)	(1,735)	(70)	(545)	(615)
Loans	3,066	(3,874)	(808)	(3,609)	(2,148)	(5,757)

Total earning assets	1,985	(4,461)	(2,476)	(3,894)	(2,735)	(6,629)
Interest expense
Interest-bearing checking accounts	1	(8)	(7)	(55)	(91)	(146)
Money market and savings accounts	278	(289)	(11)	99	(253)	(154)
Certificates of deposit	(327)	(1,998)	(2,325)	(2,030)	(3,375)	(5,405)
Borrowings	(168)	(82)	(250)	(529)	(767)	(1,296)
Junior subordinated debentures	—	37	37	0	19	19

Total interest-bearing liabilities	(216)	(2,340)	(2,556)	(2,515)	(4,467)	(6,982)

Net interest income	$2,201	$(2,121)	$80	$(1,379)	$1,732	$353

(1)	Short-term investments consist of federal funds sold and interest bearing deposits with financial institutions.
(2)	Stock consists of Federal Reserve Bank stock and Federal Home Loan Bank stock.

The $2.5 million decrease in interest income in 2012 was primarily attributable to a decline in yields on interest-earning assets, which more than offset a $3.1 million increase in loan volume. The $2.6 million decrease in interest paid during 2012 was due primarily to reductions in the rates of interest on certificates of deposit and a change in the mix of deposits to a greater proportion of non-interest bearing and lower cost core deposits and a lower proportion of higher cost certificates of deposits. In 2011, the decline of $6.6 million in interest income was offset by a decrease of $7.0 million in interest expense as the result of decreases in volume of and declines in rates of interest on both interest-earning assets and interest-bearing liabilities.

Provision for Loan Losses

Like virtually all banks and other financial institutions, we follow the practice of maintaining a reserve or allowance for possible loan losses that are an incidental part of the banking business. When it is determined that the payment in full of a loan has become unlikely, the carrying value of the loan is reduced (“written down”) to what management believes is its realizable value or, if it is determined that a loan no longer has any realizable value, the carrying value of the loan is written off in its entirety (a loan “charge-off”). Loan charge-offs and write-downs are charged against that allowance (the “Allowance for Loan Losses” or the “ALL”). The amount of the ALL is adjusted periodically (i) to replenish the ALL after it has been reduced due to loan write-downs and charge-offs, (ii) to reflect increases in the volume of outstanding loans, and (iii) to take account of changes in the risk of potential loan losses due to a deterioration in the condition of borrowers or in the value of property securing non–performing loans or other adverse changes in economic conditions. See “—Financial Condition—Nonperforming Loans and the Allowance for Loan Losses” below in this Item 7. Increases in the ALL are made through a charge, recorded as an expense in the statement of operations, referred to as the “provision for loan losses.” The ALL is sometimes decreased as a result of reductions in the volume of loans outstanding, a decline in loan charge offs and delinquencies or recoveries of loans previously charged-off. Recoveries of loans that were previously charged-off are added back to the ALL and, therefore, have the effect of increasing the ALL and reducing the amount of the provisions that we might otherwise have had to make to replenish or increase the ALL.

We employ economic and loss migration models that are based on bank regulatory guidelines, industry standards and our own historical loan loss experience, as well as a number of more subjective qualitative factors, to determine both the sufficiency of the ALL and the amount of the provisions that need to be made for potential loan losses. However, those determinations involve judgments about changes and trends in current economic conditions and other events that can affect the ability of borrowers to meet their loan obligations to us and a weighting among the quantitative and qualitative factors we consider in determining the sufficiency of the ALL. Moreover, the duration and anticipated effects of prevailing economic conditions or trends can be uncertain and can be affected by number of risks and circumstances that are outside of our control. See the discussion above in Item 1A of this Report under the caption “RISK FACTORS—We could incur losses on the loans we make” and the discussion below in this Item 7 under the caption “Financial Condition—Nonperforming Loans and the Allowance for Loan Losses”. If changes in economic or market conditions or unexpected subsequent events were to occur, or if changes were made to bank regulatory guidelines or industry standards that are used to assess the sufficiency of the ALL, it could become necessary for us to incur additional, and possibly significant, charges to increase the ALL, which would have the effect of reducing our income or causing us to incur losses.

In addition, the FRB and the DFI, as an integral part of their examination processes, periodically review the adequacy of our ALL. These agencies may require us to make additional provisions for possible loan losses, over and above the provisions that we have already made, the effect of which would be to reduce our income or increase any losses we might incur.

As of December 31, 2012, we analyzed the ALL and determined that the credit risks inherent in our loan portfolio had declined during 2012 as compared to 2011. Based on that analysis and those determinations, we reduced the ALL by $4.7 million, or 30.0%, to $10.9 million at December 31, 2012 from $15.6 million at December 31, 2011. As a result, the ratio of the ALL to total loans outstanding (exclusive of loans held for sale) declined to 1.49% at December 31, 2012 from 2.47% at December 31, 2011. The factors that led us to reduce the ALL included (i) an improvement in the credit quality of previously classified loans, resulting in net transfers of $12.6 million of those loans from “special mention” or “substandard” to “pass”; (ii) a change in the mix of loans comprising our loan portfolio to a higher proportion of apartment, single family and SBA loans, which pose lower credit risks than do commercial loans; and (iii) declines in net loan charge-offs to $6.7 million at December 31, 2012 from $10.5 million at December 31, 2010. The improvement in the credit quality of the classified loans transferred to “pass” was primarily attributable to improvements in the financial condition and cash flows of the borrowers which, in turn, enabled them to bring their principal and interest payments current.

In 2011, we reduced the ALL by $2.5 million, or 13.7%, to $15.6 million at the end of December 31, 2011, compared to $18.1 million at the end of December 31, 2010, due in part to a reversal of $833,000 to the provision for loan losses in our 2011. Nevertheless, the ratio of the allowance for loan losses to total loans, which was 2.44% at December 31, 2010, remained substantially unchanged at 2.37% as of December 31, 2011. Moreover, that ratio was consistent with the ratios of the Bank’s peer group, comprised of banks with total assets between $300 million and $1 billion. The reduction in the ALL was primarily attributable to (i) a reduction in loan charge-offs to $1.6 million in 2011 from $10.5 million in 2010; (ii) a $7 million, or 39%, decline in loan delinquencies to approximately $11 million at December 31, 2011 as compared to approximately $18 million at December 31, 2010, and (iii) a $83 million, or 11.2%, reduction in gross loans outstanding to $658 million at December 31, 2011 from $741 million at December 31, 2010.

The following table sets forth the changes in the allowance for loan losses in the years ended December 31, 2012, 2011, 2010, 2009 and 2008.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands)
Total gross loans outstanding at end of period (1)	$730,599	$658,279	$741,007	$834,079	$843,494

Average total loans outstanding for the period (1)	$698,343	$709,168	$786,576	$833,550	$809,543

Allowance for loan losses at beginning of period	$15,627	$18,101	$20,345	$15,453	$6,126
Loans charged off
Commercial loans	(6,664)	(1,218)	(11,473)	(15,153)	(4,591)
Construction loans – single family	(80)	(138)	(101)	(1,508)	(3,424)
Construction loans – other	(78)	—	(548)	(1,179)	(2,680)
Commercial real estate loans	(1,184)	(1,315)	(660)	(81)	(1,006)
Residential mortgage loans – single family	(534)	(40)	(631)	(949)	(307)
Consumer loans	(14)	(13)	(152)	(253)	(311)
Other loans	(20)	(12)	—	(15)	(119)

Total loans charged off	(8,574)	(2,736)	(13,565)	(19,138)	(12,438)
Loan recoveries
Commercial loans	1,657	1,067	2,327	129	37
Construction loans – single-family	—	—	—	197	—
Construction loans – other	—	—	4	—	—
Commercial real estate loans	198	3	345	—	—
Residential mortgage loans – single family	—	25	187	—	—
Consumer loans	23	—	170	3	3
Other loans	—	—	—	28	40

Total loan recoveries	1,878	1,095	3,033	357	80

Net loans charged off	(6,696)	(1,641)	(10,532)	(18,781)	(12,358)
Provision for loan losses charged to operating expense	1,950	(833)	8,288	23,673	21,685

Allowance for loan losses at end of period	$10,881	$15,627	$18,101	$20,345	$15,453

Allowance for loan losses as a percentage of average total loans	1.56%	2.20%	2.30%	2.44%	1.91%
Allowance for loan losses as a percentage of total outstanding loans at end of period	1.49%	2.37%	2.44%	2.44%	1.83%
Net charge-offs as a percentage of average total loans	0.96%	0.23%	1.34%	2.25%	1.53%
Net charge-offs as a percentage of total loans outstanding at end of period	0.92%	0.25%	1.42%	2.25%	1.47%
Net loans charged-off to allowance for loan losses	61.54%	10.50%	58.18%	92.31%	79.97%
Net loans charged-off to provision for loan losses	343.38%	(197.00)%	127.08%	79.34%	56.99%

(1)	Includes net deferred loan costs and excludes loans held for sale.

Noninterest Income

The following table identifies the components of and the percentage changes in noninterest income in the fiscal years ended December 31, 2012, 2011 and 2010, respectively:

	Year Ended December 31,
	Amount	Amount	Percentage Change	Amount	Percentage Change
	2012	2011	2012 vs. 2011	2010	2011 vs. 2010
	(Dollars in thousands)
Total other-than-temporary impairment of securities	$(25)	$(41)	(39.0)%	$(2,051)	(98.0)%
Portion of (losses) gains recognized in other comprehensive loss	52	128	(59.4)%	(1,765)	107.3%

Net impairment loss recognized in earnings	(77)	(169)	(54.4)%	(286)	(40.9)%

Service fees on deposits and other banking services	895	997	(10.2)%	1,207	(17.4)%
Mortgage banking (including net gains on sales of loans held for sale)	25,257	6,070	316.1%	3,741	62.3%
Net gains on sale of securities available for sale	2,123	405	424.2%	1,530	(73.5)%
Net gain (loss) on sale of other real estate owned	(528)	158	(234.2)%	(64)	346.9%
Other	823	768	7.2%	643	19.4%

Total noninterest income	$28,493	$8,229	246.3%	$6,771	21.5%

2012 Compared to 2011. In 2012, noninterest income increased by $20.3 million, or 246.3%, to $28.5 million from $8.2 million in 2011. That increase was primarily due to a $19.2 million, or 316.1%, increase in mortgage banking revenues, consisting of mortgage banking fees and proceeds from the sales of mortgage loans held for sale. As the table indicates, there was also an increase in net gains on sales of securities available for sale of $1.7 million, or 424.2%, which was partially offset by a net loss of $528,000 on sales of other real estate owned, as compared to a net gain of $158,000 on sales of OREO in 2011. Our mortgage banking business was comprised of the funding and sales into the secondary mortgage market of residential mortgage loans (i) that we originated directly from consumers (“direct-to-consumer retail mortgage loans”) and (ii) that were originated for us by outside mortgage brokers (“wholesale-originated mortgage loans”). The increase in mortgage banking revenues in 2012 was primarily attributable to a substantial increase in fundings and sales of wholesale-originated mortgage loans and a modest increase in fundings and sales of the direct to consumer retail mortgage loans.

2011 Compared to 2010. In 2011, noninterest income increased by nearly $1.4 million, or 21.5%, to $8.2 million as compared to $6.8 million in 2010. That increase was primarily due to a $2.4 million, or 62.3%, increase in mortgage banking revenues, consisting of mortgage banking fees and proceeds from the sale of mortgage loans held for sale. As the above table indicates, the increase in mortgage banking revenues was partially offset by a $1.1 million, or 73.5%, decrease in net gains on sale of securities available for sale.

Expectations for Mortgage Banking Revenues in 2013. Due to our exit from the wholesale residential mortgage business effective September 1, 2012, we currently expect that mortgage banking revenues will decline in 2013 as compared to 2012. See “—Overview-Outlook for 2013” above in this Item 7.

Noninterest Expense

The following table sets forth the principal components and the amounts (in thousands of dollars) of, and the percentage changes in, noninterest expense in the years ended December 31, 2012, 2011 and 2010, respectively.

	Year Ended December 31,
	2012	2011	2012 vs. 2011	2010	2011 vs. 2010
	Amount	Amount	Percent Change	Amount	Percent Change
Salaries and employee benefits	$26,096	$17,074	52.8%	$15,345	11.3%
Occupancy	2,697	2,510	7.5%	2,668	(5.9)%
Equipment and depreciation	1,873	1,463	28.0%	1,277	14.6%
Data processing	759	667	13.8%	684	(2.5)%
FDIC insurance expense	2,319	2,226	4.2%	3,753	(40.7)%
Other real estate owned expenses	6,454	3,126	106.5%	2,772	12.8%
Professional fees	4,551	3,922	16.0%	4,752	(17.5)%
Provision for contingencies	417	1,625	(74.3)%	550	195.5%
Mortgage related loan expenses	2,662	753	253.5%	484	55.6%
Other operating expenses (1)	5,296	3,688	43.6%	4,032	(8.5)%

Total noninterest expense	$53,124	$37,054	43.4%	$36,317	2.0%

(1)

Other operating expenses primarily consist of telephone, advertising, and investor relations, promotional, business development, and regulatory expenses, insurance premiums and correspondent bank fees.

2012 Compared to 2011. In 2012, noninterest expense increased by $16 million, or 43.4%, as compared to 2011, due primarily to (i) a $9 million, or 52.8%, increase in compensation expense, (ii) a $3.4 million, or 106.5%, increase in expenses related to other real estate owned (OREO) due to reductions in the carrying values of, and provisions of $1.6 million that we made to valuation reserves for potential losses on, those properties; (iii) a $1.9 million, or 253.5%, increase in mortgage related expenses, primarily as a result of increased mortgage loan volume, and (iv) a $1.6 million, or 44.4%, increase in other operating expenses primarily as a result of increases in business development expenses related to mortgage activity. The increase in compensation expense in 2012 was primarily attributable to increases in staffing in our mortgage banking division to enable us to take advantage of growth in the demand for residential real estate loans, due largely to declining mortgage interest rates and, to a lesser extent, the hiring of a new president and additional loan officers for our commercial banking division.

2011 Compared to 2010. In 2011, noninterest expense increased by $737,000, or 2.0%, as compared to 2010. The increase was primarily the result of a $1.7 million, or 11.3%, increase in compensation expense, due primarily to increased staffing required by the growth of our mortgage banking operations, and provisions of $1.6 million made to establish a reserve for litigation and other contingencies. Those increases were substantially offset by a $1.5 million, or 40.7%, decrease in FDIC insurance assessments and a $830,000, or 17.5%, decrease in professional fees, which consisted primarily of legal fees and expenses incurred principally in connection with the collection and foreclosures of non-performing loans and loan restructurings.

Income tax expense (benefit)

For the year ended December 31, 2012 we recorded an income tax benefit of approximately $3.0 million as compared to $6.4 million for the same period in 2011, as a result of the release of the remaining valuation allowance, in the amount of $5.0 million, which had been established against our deferred tax asset by means of charges to the provision for income taxes in prior years. The decision to release that valuation allowance was based on an assessment which we made in the second quarter of 2012 that, due primarily to the improvement in economic conditions, the decline in our nonperforming loans and the taxable earnings we had been generating from operations since the fourth quarter of 2010, it had become more likely, than not, that we would be able to use the income tax benefits comprising our deferred tax asset, in their entirety, to offset or reduce taxes in future periods. See –Critical Accounting Policies - Utilization and Valuation of Deferred Income Tax Benefits” above for additional information regarding our deferred tax asset and the changes in the valuation allowance established against that asset during the three year period ended December 31, 2012.

In 2011, we recorded a non-cash income tax benefit of $6.4 million in 2011 as a result of a $7.0 million reduction in the valuation allowance we had established in prior years against our deferred tax asset. That reduction in the valuation allowance was based on an assessment we made in the second quarter of 2011 that, due to a strengthening of economic conditions, an improvement in the quality of our loan portfolio, as reflected in declines in loan losses and loan delinquencies, and the earnings we were generating from operations, it had become more likely, than not, that we would be able to use approximately $7.0 million of the income tax benefits comprising our deferred tax asset to offset or reduce taxes in future periods.

In 2010, we recognized a non-charge of $9.0 million to the provision for income taxes in order to increase by $10.7 million the valuation allowance we had previously established against our deferred tax asset. That increase was the result of a determination that we made in the second quarter of 2010 that, due to the continuing weakness of the economy, uncertainties about the strength of the economic recovery and our continuing losses, it had become more likely, than not, that we would be unable to use the remainder of our deferred tax asset to offset or reduce income taxes in future periods.

Financial Condition

Assets

Our total consolidated assets increased by $29 million to $1.054 billion at December 31, 2012 from $1.025 billion at December 31, 2011. The following table sets forth the composition of our interest earning assets, in thousands of dollars, at:

	December 31, 2012	December 31, 2011
Interest-bearing deposits with financial institutions (1)	$115,952	$86,177
Interest-bearing time deposits with financial institutions	2,423	1,423
Federal Reserve Bank and Federal Home Loan Bank Stock, at cost	10,284	11,154
Securities available for sale, at fair value	86,378	147,909
Loans held for sale, (including $55,809 and $41,926, respectively, of loans held for sale at value at December 31, 2012 and December 31, 2011	55,809	66,230
Loans (net of allowances of $10,881 and $15,627, respectively)	719,257	641,962

(1)	Includes interest-earning balances maintained at the Federal Reserve Bank of San Francisco.

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

•

provides that time deposits that we maintain at other financial institutions must be placed with federally insured financial institutions, cannot exceed the maximum FDIC insured amount in any one institution, except for time deposits securing letter of credits for our borrowers in the total amount at December 31, 2012 $1.4 million, and may not have a maturity exceeding 60 months; and

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

The following is a summary of the major components of securities available for sale and a comparison of the amortized cost, estimated fair values and the gross unrealized gains and losses attributable to those securities, as of December 31, 2012, 2011 and 2010:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Securities available for sale at December 31, 2012:
Mortgage-backed securities issued by US agencies	$78,053	$553	$(160)	$78,446
Municipal securities	—	—	—	—
Non-agency collateralized mortgage obligations	2,599	87	(61)	2,625
Asset backed securities	2,247	—	(1,347)	900
Mutual fund	4,407	—	—	4,407

Total securities available for sale	$87,306	$640	$(1,568)	$86,378

Securities available for sale at December 31, 2011:
Mortgage-backed securities issued by US agencies	$133,859	$630	$(363)	$134,126
Municipal securities	6,389	96	(42)	6,443
Non-agency collateralized mortgage obligations	3,040	—	(455)	2,585
Asset backed securities	2,324	—	(1,944)	380
Mutual fund	4,375	—	—	4,375

Total securities available for sale	$149,987	$726	$(2,804)	$147,909

Securities available for sale at December 31, 2010:
Mortgage-backed securities issued by US agencies	$166,421	$24	$(2,009)	$164,436
Municipal securities	6,389	—	(417)	5,972
Non-agency collateralized mortgage obligations	3,500	21	(244)	3,277
Asset backed securities	2,493	—	(2,122)	371
Mutual funds	4,245	—	—	4,245

Total securities available for sale	$183,048	$45	$(4,792)	$178,301

At December 31, 2012, U.S. Government and federal agency securities, consisting principally of mortgage backed securities and collateralized mortgage obligations with an aggregate fair market value of $10 million were pledged to secure Federal Home Loan Bank borrowings, repurchase agreements, local agency deposits and treasury, tax and loan accounts.

The amortized cost, at December 31, 2012, of securities available for sale are shown in the table below by contractual maturities and historical prepayments based on the prior three months of principal payments. Expected maturities will differ from contractual maturities and historical prepayments, particularly with respect to collateralized mortgage obligations, because changes in interest rates will affect the timing and the extent of prepayments by borrowers.

	December 31, 2012 Maturing in
	One year or less		Over one year through five years		Over five years through ten years		Over ten years		Total
(Dollars in thousands)	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield
Securities available for sale:
Mortgage-backed securities issued by U.S. Agencies	10,893	1.55%	$30,631	1.54%	$23,505	1.52%	$13,024	1.57%	78,053	1.54%
Non-agency collateralized mortgage obligations	786	2.24%	—	—	1,233	3.53%	580	3.97%	2,599	3.20%
Asset backed securities	—	—	—	—	—	—	2,247	—	2,247	—
Mutual funds	—	—	4,407	2.19%	—	—	—	—	4,407	2.19%

Total Securities Available for sale	$11,679	1.59%	$35,038	1.62%	$24,738	1.62%	$15,851	1.43%	$87,306	1.58%

The table below shows, as of December 31, 2012, the gross unrealized losses and fair values of our investment securities, aggregated by investment category and the length of time that the individual securities have been in a continuous unrealized loss position.

	Securities With Unrealized Loss as of December 31, 2012
	Less than 12 months		12 months or more		Total
(Dollars In thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Mortgage backed securities issued by U.S. Agencies	$35,996	$(160)	$39	$—	$36,035	$(160)
Non-agency collateralized mortgage obligations	—	—	1,172	(61)	1,172	(61)
Asset-backed securities	—	—	900	(1,347)	900	(1,347)

Total temporarily impaired securities	$35,996	$(160)	$2,111	$(1,408)	$38,107	$(1,568)

An impairment in the carrying value of a security held for sale exists when the fair value of the security has declined below its cost. We perform a quarterly assessment of the securities that have unrealized losses to determine whether the decline in their fair values below their costs is other-than-temporary.

We recognize other-than-temporary impairments (“OTTI”) to our available-for-sale debt securities in accordance with FASB ASC 320-10. When there are credit losses associated with, but we have no intention to sell, an impaired debt security, and it is more likely than not that we will not have to sell the security before recovery of its cost basis, we will separate the amounts of other-than-temporary impairments, or OTTI, between the amount that is credit related and the amount that is related to non-credit factors. Credit-related impairments are recognized in our consolidated statements of operations. Any non-credit-related impairments are recognized and reflected in other comprehensive income (loss).

Through the impairment assessment process, we determined that the available-for-sale securities discussed below were other-than-temporarily impaired at December 31, 2012. We recorded in our consolidated statements of operations for the year ended December 31, 2012 impairment credit losses of $77,000 on available-for-sale securities. The OTTI related to factors other than credit losses totaled $1.8 million, which was recognized as other comprehensive loss in our accompanying consolidated statement of financial condition.

The table below presents, for the year ended December 31, 2012, a roll-forward of OTTI in those instances when a portion of the OTTI was attributable to non-credit related factors and, therefore, was recognized in other comprehensive loss:

(Dollars in thousands)	Gross Other- Than- Temporary Impairments	Other-Than- Temporary Impairments Included in Other Comprehensive Loss	Net Other-Than- Temporary Impairments Included in Retained Earnings (Deficit)
Balance – December 31, 2010	$(2,666)	$(2,181)	$(485)
Additions for credit losses on securities for which an OTTI was not previously recognized	(41)	128	(169)

Balance – December 31, 2011	$(2,707)	$(2,053)	$(654)
Additions for credit losses on securities for which an OTTI was not previously recognized	131	208	(77)

Balance – December 31, 2012	$(2,576)	$(1,845)	$(731)

In determining the component of OTTI attributable to credit losses, we compare the amortized cost basis of each OTTI security to the present value of its expected cash flows, discounted using the effective interest rate implicit in the security at the date of acquisition.

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

Based on our OTTI assessment process, we determined that there is one asset-backed security in our portfolio of securities held for sale that had become or was impaired as of December 31, 2012. This security is a multi-class, cash flow collateralized bond obligation backed by a pool of trust preferred securities issued by 56 different issuers consisting of 45 U.S. depository institutions and 11 insurance companies at the time of the security’s issuance in November 2007. We purchased $3.0 million face amount of this security in November 2007 at a price of 95.21% for a total purchase price of $2,856,420, out of a total of $363 million of this security sold by the issuer at the time of issuance. The security that we own (CUSIP 74042CAE8) is the mezzanine class B piece security with a variable interest rate of 3 month LIBOR +60 basis points, which had a rating of Aa2/AA by Moody’s and Fitch at the time of issuance in 2007.

As of December 31, 2012 the amortized cost of this security was $2.2 million with a fair value of $900,000, for an unrealized loss of approximately $1.3 million. Currently, the security has a Ca rating from Moody’s and CC rating from Fitch and has experienced $47.5 million in defaults (13% of total current collateral) and $43.5 million in deferring securities (12% of total current collateral) from issuance to December 31, 2012. The security did not pay its scheduled fourth quarter 2012 interest payment. The Company is not currently accruing interest on this security. We estimate that this asset-backed security could experience another $3.5 million in defaults before the issuer would not receive all of the contractual cash flows under this security. This analysis is based on the following assumptions: future default rates of 2%, prepayment rates of 1% until maturity, and 15% recovery of future defaults. With respect to this security, we have recognized impairment losses to earnings of $77,000, $169,000, and $199,000 for the years ended December 31, 2012, December 31, 2011 and December 31, 2010, respectively. Set forth below is additional information regarding impairment losses that we recognized in earnings for the year ended December 31, 2012:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Impairment Losses on OTTI Securities:
Asset-Backed Security	$(77)	$(169)	$(199)
Non-Agency CMO	—	—	(87)

Total impairment loss recognized in earnings	$(77)	$(169)	$(286)

We have made a determination that the remainder of our available for sale securities with respect to which there were unrealized losses as of December 31, 2012 are not other-than-temporarily impaired, because we have concluded that we have the ability to continue to hold those securities until their respective fair market values increase above their respective amortized costs or, if necessary, until their respective maturities. In reaching that conclusion, we considered a number of factors and other information, which included the significance of each such security in terms of (i) the amount of the unrealized losses attributable to each such security, (ii) our liquidity position, (iii) the impact that retention of those securities could have on our capital position and (iv) the expected future performance of these securities (based on the criteria discussed above).

Loans Held for Sale

We commenced a new mortgage banking business during the second quarter of 2010 to originate, primarily in Southern California, and fund residential real estate mortgage loans that qualify for sale into the secondary mortgage market. Our mortgage originations have been primarily for the financing of purchases of residential property and, to a lesser extent, refinancing of existing residential mortgage loans. In addition to conventional mortgage loans, we offer loan programs for low to moderate income families that qualify for mortgage assistance, such as the FHLB’s Wish Program, Homepath-financing on Fannie Mae repossessed homes, and Southern California Home Financing Authority and various mortgage assistance programs in counties and cities within our branch network. As a general rule, most of the residential mortgage loans that we originate are sold in the secondary mortgage market within a period of less than 30 days following their origination. The following table reflects the activity, in thousands of dollars, of our mortgage loan operations.

	Year Ended December 31, 2012		Year Ended December 31, 2011
Single family mortgage loans funded	$933,214		$369,688
Single family mortgage loans sold	937,201		304,253
Loans held for sale (LHFS)	55,809	(1)	66,230	(2)

(1)	Includes $55.8 million of loans carried at fair value at December 31, 2012.
(2)	Includes $42.0 million of loans carried at fair value at December 31, 2011.

Loans held for sale (“LHFS”) that were originated prior to December 1, 2011 are carried at the lower of aggregate cost or market. Effective December 1, 2011 we adopted ASU 825, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (ASU 825) and, therefore, we elected to measure LHFS originated on or after December 1, 2011 at fair value. Fair values of LHFS are based on quoted market prices. Gains and losses on LHFS at fair value are, respectively, added to or charged against mortgage banking revenues. Loan origination costs related to LHFS for which we elect the fair value option are recognized in noninterest expense when incurred.

Net unrealized losses, if any, on loans carried at the lower of aggregate cost or market would be recognized through a valuation allowance established by a charge to income. Loan origination costs for LHFS carried at the lower of cost or market are capitalized as part of the carrying amount of the loans and recognized as a reduction of mortgage banking revenues upon the sale of such loans.

During the first quarter of 2012, we began selling a portion of the mortgage loans we originate directly to secondary market investors on a “mandatory commitment” basis, agreeing to sell a specified dollar amount of mortgage loans at an agreed-upon price within a specified timeframe in order to avail ourselves of more favorable pricing on loan sales to investors. In order to mitigate interest rate risk on loans subject to such mandatory commitments, when we lock the interest rate for the borrowers on those loans prior to funding, we also lock the price at which we will sell the loans to the investors and enter into a mortgaged backed to-be-announced (“TBA”) security. The mandatory commitment and the TBA security act as a hedge against market interest rate movements between the time the interest rate is locked and the loan is funded and sold into the secondary market. TBA securities are deemed to be derivatives and involve off-balance sheet financial risk. The contractual or notional amounts of the TBA securities are tied to the Bank’s loan origination volume and we bear a financial risk from such securities. As of December 31, 2012, $22.8 million of loans held for sale were subject to interest rate lock commitments providing a hedge to interest rates and $22.4 million were subject to expired interest rate locks. The unrealized fair value gains from the interest rate contracts and TBA security hedges were $422,000 as of December 31, 2012, and were recorded in the accompanying consolidated statements of financial condition. Unrealized gains or losses on these hedges depend upon the value of the underlying financial instruments and are affected by changes in market rates of interest.

Loans

The following table sets forth the composition, by loan category, of our loan portfolio, excluding mortgage loans held for sale, at December 31, 2012, 2011, 2010, 2008 and 2007:

	At December 31,
	2012		2011		2010		2009		2008
	Amt.	Percent	Amt.	Percent	Amt.	Percent	Amt.	Percent	Amt.	Percent
	(Dollars in thousands)
Commercial loans	$170,792	23.4%	$179,305	27.2%	$218,690	29.5%	$290,406	34.8%	$300,945	35.7%
Commercial real estate loans – owner occupied	165,922	22.7%	170,960	26.0%	178,085	24.0%	179,682	21.5%	174,169	20.6%
Commercial real estate loans – all other	150,189	20.6%	121,813	18.5%	136,505	18.4%	135,152	16.2%	127,528	15.1%
Residential mortgage loans – multi-family	105,119	14.4%	65,545	10.0%	84,553	11.4%	101,961	12.2%	100,971	12.0%
Residential mortgage loans – single family	87,263	11.9%	68,613	10.4%	72,442	9.8%	67,023	8.0%	65,127	7.7%
Construction loans	—	—	2,120	0.3%	3,048	0.5%	20,443	2.6%	32,528	3.9%
Land development loans	24,018	3.3%	25,638	3.9%	29,667	4.0%	30,042	3.6%	33,283	3.9%
Consumer loans	27,296	3.7%	24,285	3.7%	18,017	2.4%	9,370	1.1%	9,173	1.1%

Gross loans	730,599	100.0%	658,279	100.0%	741,007	100.0%	834,079	100.0%	843,724	100.0%

Deferred fee (income) costs, net	(461)		(690)		(696)		(540)		(230)
Allowance for loan losses	(10,881)		(15,627)		(18,101)		(20,345)		(15,453)

Loans, net	$719,257		$641,962		$722,210		$813,194		$828,041

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

The following table sets forth the maturity distribution of our loan portfolio (excluding single and multi-family residential mortgage loans and consumer loans) at December 31, 2012:

	December 31, 2012
	One Year or Less	Over One Year Through Five Years	Over Five Years	Total
	(Dollars in thousands)
Real estate and construction loans(1)
Floating rate	$75,422	$56,478	$9,327	$141,227
Fixed rate	35,129	81,990	81,783	198,902
Commercial loans
Floating rate	52,122	—	241	52,363
Fixed rate	88,723	15,231	14,475	118,429

Total	$251,396	$153,699	$105,826	$510,921

(1)	Does not include mortgage loans on single or multi-family residences or consumer loans, which totaled $192.4 million and $27.3 million, respectively, at December 31, 2012.

Nonperforming Assets and Allowance for Loan Losses

Nonperforming Loans and Assets. Non-performing loans consist of (i) loans on non-accrual status (which are loans on which the accrual of interest has been discontinued), which include restructured loans when there has not been a history of past performance on debt service in accordance with the contractual terms of the restructured loans, and (ii) loans 90 days or more past due and still accruing interest. Non-performing assets are comprised of non-performing loans and other real estate owned, or OREO, which consists of real properties which have been acquired by foreclosure or similar means and which we intend to offer for sale.

Loans are placed on non-accrual status when, in our opinion, the full timely collection of principal or interest is in doubt. Generally, the accrual of interest is discontinued when principal or interest payments become more than 90 days past due, unless we believe the loan is adequately collateralized and the loan is in the process of collection. However, in certain instances, we may place a particular loan on non-accrual status earlier, depending upon the specific circumstances involved in loan’s delinquency. When a loan is placed on non-accrual status, previously accrued but unpaid interest is reversed against current income. Subsequent collections of unpaid amounts on such a loan are applied to reduce principal when received, except when the ultimate collectability of principal is probable, in which case interest payments are credited to income. Non-accrual loans may be restored to accrual status if and when principal and interest become current and full repayment is expected. Interest income is recognized on the accrual basis for impaired loans not meeting the criteria for non-accrual treatment.

The following table sets forth information regarding nonaccrual loans and other real estate owned which, together, comprised our nonperforming assets, as well as information regarding restructured loans, at December 31, 2012 and December 31, 2011:

	At December 31, 2012	At December 31, 2011
	(Dollars in thousands)
Nonaccrual loans:
Commercial loans	$6,846	$4,702
Commercial real estate	9,656	6,230
Residential real estate	839	570
Construction and land development	314	2,597

Total nonaccrual loans	$17,655	$14,099

	At December 31, 2012	At December 31, 2011
	(Dollars in thousands)
Loans past due 90 days and still accruing interest:
Commercial loans	$—	$—

Total loans past due 90 days and still accruing interest	$—	$—

Other real estate owned (OREO):
Commercial loans	$—	$4,561
Commercial real estate	12,944	22,542
Residential real estate	—	616
Construction and land development	4,766	9,702

Total other real estate owned	$17,710	$37,421

Other nonperforming assets:
Asset backed security	900	380

Total other nonperforming assets	$900	$380

Total nonperforming assets	$36,265	$51,900

Restructured loans:
Accruing loans	$21,595	$—
Nonaccruing loans (included in nonaccrual loans above)	5,637	4,214

Total restructured loans	$27,232	$4,214

Total nonperforming assets decreased by $15.6 million, or 30.1%, to $36.2 million at December 31, 2012 from $51.9 million at December 31, 2011. That decrease was due to a $19.7 million, or nearly 53%, reduction in other real estate owned (“OREO”) that was the result of sales of OREO during fiscal 2012. Nonaccrual loans increased by $3.6 million, or 25.5%, to $17.7 million at December 31, 2012 from $14.1 million at December 31, 2011. That increase was primarily due to the filing of Chapter 11 bankruptcies by two borrowers with outstanding loans from us totaling $8.1 million and an additional $2.7 million of delinquent loans more than 90 days past due, partially offset by a $3.3 million decrease in loans 30 to 89 days delinquent to $2.7 million at December 31, 2012 from $6.0 million at December 31, 2011. We also succeeded in restructuring a number of nonperforming loans, which resulted in an increase in restructured loans to $27.2 million at December 31, 2012 from $4.2 million at December 31, 2011. Those restructurings included the establishment of modified payment plans to ease the borrowers’ cash flow problems and thereby increase the likelihood that the borrowers would be able to repay those loans and, in certain instances, reductions in the principal amount of the borrowings.

We have allocated specific reserves within the allowance for loan losses to provide for losses we may incur on nonaccrual loans, and we have established specific reserves on other real estate owned.

Information Regarding Impaired Loans. At December 31, 2012, there were $39.3 million of loans deemed impaired, as compared to $18.4 million at December 31, 2011, primarily due to the increase in restructured loans, as discussed above. We had an average investment in impaired loans for the year ended December 31, 2012 of $34.8 million as compared to $27.5 million for the year ended December 31, 2011. The interest that would have been earned during 2012 had these impaired loans remained current in accordance with their original terms was $987,000.

The following table sets forth information, at December 31, 2012 and 2011, with respect to the amounts, determined in accordance with ASC 310-10, of impaired loans for which specific reserves have been set aside within the allowance for loan losses, the amounts of those reserves and the amounts of impaired loans for which no specific reserves have been allocated within the allowance for loan losses:

	December 31, 2012			December 31, 2011
Impaired Loans	Loans	Reserves for Loan Losses	% of Reserves to Loans	Loans	Reserves for Loan Losses	% of Reserves to Loans
	(Dollars in thousands)
Impaired loans with specific reserves	$4,398	$2,448	55.7%	$9,913	$2,783	28.1%
Impaired loans without specific reserves	34,853	—	—	8,482	—	—

Total impaired loans	$39,251	$2,448	6.2%	$18,395	$2,783	15.1%

Allowance for Loan Losses. At December 31, 2012 the allowance for loan losses (the “ALL”) totaled $10.9 million, as compared to $18.1 million at December 31, 2011. As a percentage of total loans outstanding, the ALL at December 31, 2012 was 1.49%, compared to 2.37% at December 31, 2011.

The adequacy of the ALL is determined through periodic evaluations of the loan portfolio and other factors that can reasonably be expected to affect the ability of borrowers to meet their loan obligations. Those factors are inherently subjective as the process for determining the adequacy of the ALL involves some significant estimates and assumptions about such matters such as (i) economic conditions and trends and the amounts and timing of expected future cash flows of borrowers which can affect their ability to meet their loan obligations to us, (ii) the fair value of the collateral securing non-performing loans, (iii) estimates of losses that we may incur on non-performing loans, which are determined on the basis of historical loss experience and industry loss factors and bank regulatory guidelines, which are subject to change, and (iv) various qualitative factors. Since those factors are subject to changes in economic and other conditions and changes in regulatory guidelines or other circumstances over which we have no control, the amount of the ALL may prove to be insufficient to cover all of the loan losses we might incur in the future. In such an event, it may become necessary for us to increase the ALL from time to time to maintain its adequacy. Such increases are effectuated by means of a charge to income, referred to as the “provision for loan losses”, in our statements of our operations. See “— Results of Operations — Provision for Loan Losses, above in this Item 7.

The amount of the ALL is first determined by assigning reserve ratios for all loans. All non-accrual loans and other loans classified as “special mention,” “substandard” or “doubtful” (“classified loans” or “classification categories”) and not fully collateralized are then assigned specific reserves within the ALL, with greater reserve allocations made to loans deemed to be of a higher risk. These ratios are determined based on prior loss history and industry guidelines and loss factors, by type of loan, adjusted for current economic factors and current economic trends.

On a quarterly basis, we utilize a classification migration model and individual loan review analytical tools as starting points for determining the adequacy of the ALL. Our loss migration analysis tracks a certain number of quarters of loan loss history and industry loss factors to determine historical losses by classification category for each loan type, except certain loans (automobile, mortgage and credit cards), which are analyzed as homogeneous loan pools. These calculated loss factors are then applied to outstanding loan balances. We also conduct individual loan review analysis, as part of the ALL allocation process, applying specific monitoring policies and procedures in analyzing the existing loan portfolio.

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

Determining the effects that these qualitative factors may have on the performance of each category of loans in our loan portfolio requires numerous judgments, assumptions and estimates about conditions, trends and events which may subsequently prove to have been incorrect due to circumstances outside of our control. Moreover, the effects of qualitative factors such as these on the performance of our loan portfolios are often difficult to quantify. As a result, we may sustain loan losses in any particular period that are sizable in relation to the ALL or that may even exceed the ALL.

In response to the economic recession, which resulted in increased and relatively persistent high rates of unemployment, and the credit crisis that has led to a severe tightening in the availability of credit, preventing borrowers from refinancing their loans, we (i) implemented more stringent loan underwriting standards, (ii) strengthened loan underwriting and approval processes, and (iii) added personnel with experience in addressing problem assets.

The following table compares the total amount of loans outstanding, and the allowance for loan losses, by loan category, in each case, in thousands of dollars, and certain related ratios, as of December 31, 2012 and December 31, 2011.

	December 31, 2012	December 31, 2011	Increase (Decrease)
	(Dollars in thousands)
Loan Categories:
Commercial loans	$170,792	$179,305	$(8,513)
Loans impaired(1)	$16,180	$5,140	$11,040
Loans 90 days past due	$4,295	$2,021	$2,274
Loans 30 days past due	$2,099	$2,036	$63
Allowance for loan losses:
General component	$3,912	$7,260	$(3,348)
Specific component(1)	2,428	1,648	780

Total allowance	$6,340	$8,908	$(2,568)
Ratio of allowance to loan category	3.71%	4.97%	(1.26)%

Real estate loans:	$421,230	$358,318	$62,912
Loans impaired(1)	$21,918	$10,088	$11,830
Loans 90 days past due	$5,831	$—	$5,831
Loans 30 days past due	$—	$2,875	$(2,875)
Allowance for loan losses:
General component	$3,487	$4,642	$(1,155)
Specific component (1)	—	1,135	(1,135)

Total allowance	$3,487	$5,777	$(2,290)
Ratio of allowance to loan category	0.83%	1.61%	(0.78)%

Construction loans and land development	$24,018	$27,758	$(3,740)
Loans impaired(1)	$314	$2,597	$(2,283)
Loans 90 days past due	$314	$2,597	$(2,283)
Loans 30 days past due	$—	$—	$—
Allowance for loan losses:
General component	$248	$316	$(68)
Specific component(1)	—	—	—

Total allowance	$248	$316	$(68)
Ratio of allowance to loan category	1.03%	1.14%	(0.11)%

Consumer and single family mortgages	$114,559	$92,898	$21,661
Loans impaired(1)	$839	$570	269
Loans 90 days past due	$359	$492	(133)
Loans 30 days past due	$637	$1,130	(493)
Allowance for loan losses:
General component	$806	$626	$180
Specific component(1)	—	—	—

Total allowance	$806	$626	$180
Ratio of allowance to loan category	0.70%	0.67%	0.03%

Total loans outstanding	$730,599	$658,279	$72,320
Loans impaired(1)	$39,251	$18,395	$20,856
Loans 90 days past due	$10,799	$5,110	$5,689
Loans 30 days past due	$2,736	$6,041	$(3,305)
Allowance for loan losses:
General component	$8,453	$12,844	$(4,391)
Specific component(1)	2,428	2,783	(355)

Total allowance	$10,881	$15,627	$(4,746)
Ratio of allowance to total loans outstanding	1.49%	2.37%	(0.88)%

(1)	Amounts in impaired loans and specific component include nonperforming delinquent loans.

Set forth below is a summary, in thousands of dollars, of the transactions in the allowance for loan losses for the years ended December 31, 2012 and December 31, 2011:

	Year Ended December 31, 2012	Year Ended December 31, 2011
	(Dollars in thousands)
Balance, beginning of year	$15,627	$18,101
Provision for loan losses	1,950	(833)
Recoveries on loans previously charged off	1,878	1,095
Charged off loans	(8,574)	(2,736)

Balance, end of year	$10,881	$15,627

The table below compares loan delinquencies, in thousands of dollars, at December 31, 2012 and December 31, 2011.

	December 31,
	2012	2011
Loans Delinquent:
90 days or more:
Commercial loans	$4,295	$2,021
Commercial real estate	5,831	—
Residential mortgages	359	492
Construction and land development loans	314	2,597
Consumer loans	—	—

	10,799	5,110

30-89 days:
Commercial loans	2,099	2,036
Commercial real estate	—	2,875
Residential mortgages	637	1,130
Construction and land development loans	—	—
Consumer loans	—	—

	2,736	6,041

Total Past Due (1) :	$13,535	$11,151

(1)	Past due balances include nonaccrual loans.

Deposits

Average Balances of and Average Interest Rates Paid on Deposits. Set forth below are the average amounts (in thousands of dollars) of, and the average rates paid on, deposits in each of 2012, 2011 and 2010:

	Year Ended December 31,
	2012		2011		2010
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest bearing demand deposits	$172,442	—	$155,077	—	$167,357	—
Interest-bearing checking accounts	27,381	0.30%	26,941	0.33%	37,685	0.62%
Money market and savings deposits	177,256	0.76%	144,184	0.94%	134,863	1.12%
Time deposits(1)	492,765	1.22%	513,619	1.62%	614,850	2.24%

Total deposits	$869,844	0.85%	$839,821	1.16%	$954,755	1.62%

(1)	Comprised of time certificates of deposit in denominations of less than and more than $100,000.

Deposit Totals at Fiscal Year-End. Total deposits decreased by $17 million or 2.0% to $845.4 million at December 31, 2012 from $862.0 million at December 31, 2011. At December 31, 2012, noninterest-bearing deposits totaled $170.2 million, and 20.1% of total deposits, as compared to $164.4 million, and 19.1% of total deposits at December 31, 2011. Certificates of deposit in denominations of $100,000 or more, on which we pay higher rates of interest than on other deposits, aggregated $407.4 million, or 48.2%, of total deposits at December 31, 2012, as compared to $417.7 million, and 48.4%, of total deposits at December 31, 2011.

Set forth below is a maturity schedule of domestic time certificates of deposit outstanding at December 31, 2012 and December 31, 2011:

	December 31, 2012		December 31, 2011
Maturities	Certificates of Deposit Under $ 100,000	Certificates of Deposit $100,000 or more	Certificates of Deposit Under $100,000	Certificates of Deposit $100,000 or more
	(Dollars in thousands)
Three months or less	$23,505	$117,449	$36,756	$151,753
Over three and through six months	13,036	64,369	16,059	65,756
Over six and through twelve months	23,161	131,246	25,559	130,299
Over twelve months	13,861	94,294	13,583	69,923

Total	$73,563	$407,358	$91,957	$417,731

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

Our liquid assets, which included cash and due from banks, federal funds sold, interest earning deposits with financial institutions and unpledged securities available for sale (excluding Federal Reserve Bank and Federal Home Loan Bank stock) totaled $204 million, which represented 19% of total assets, at December 31, 2012.

Cash Flow Provided by (Used in) Operating Activities. In 2012, operating activities provided net cash of $11 million, comprised primarily of our net income of $9.7 million and $982 million of cash from sales of and principal reductions on mortgage loans available for sale, substantially offset by $933 million of cash used to originate and purchase mortgage loans held for sale. In 2011, operating activities used net cash of $37 million, comprised primarily of $359 million used to originate and purchase mortgage loans held for sale, substantially offset by cash proceeds of $312 million of cash from sales of and principal reductions on mortgage loans available for sale and net income of $11.6 million.

Cash Flow Provided by Investing Activities. Investing activities provided net cash of $6 million, primarily attributable to (i) $186 million of cash from sales, and $29 million of cash from maturities of and principal payments on, securities available for sale and $13 million of proceeds from sales of OREO, partially offset by $150 million used to purchase securities available for sale and $73 million used to fund an increase loans. In 2011, investing activities provided net cash of $109 million, primarily comprised of $96 million from sales of securities available for sale, $59 million from repayments of loans, $14 million from sales of OREO, and $11 million from maturities of and principal payments on securities available for sale, only partially offset by $72 million used to purchase securities available for sale.

Cash Flow Used by Financing Activities. In 2012, financing activities provided net cash of $14 million, consisting primarily of net proceeds of approximately $24.6 million from a private placement of shares of our common stock in the second quarter of 2012, and a $6 million increase in borrowings, partially offset by a $17 million net decrease in deposits, which resulted primarily from a decision not to renew some time certificates of deposit at their maturity in order to reduce our costs of funds.

Ratio of Loans to Deposits. The relationship between gross loans and total deposits can provide a useful measure of a bank’s liquidity. Since repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loan-to-deposit ratio the less liquid are our assets. On the other hand, since we realize greater yields on loans than we do on investments, a lower loan-to-deposit ratio can adversely affect interest income and earnings. As a result, our goal is to achieve a loan-to-deposit ratio that appropriately balances the requirements of liquidity and the need to generate a fair return on our assets. At December 31, 2012, the loan-to-deposit ratio was 86%, as compared to 76%, at December 31, 2011, primarily as a result of an increase in loan volume in 2012.

Off Balance Sheet Arrangements

Loan Commitments and Standby Letters of Credit. In order to meet the financing needs of our customers in the normal course of business, we make commitments to extend credit and issue standby commercial letters of credit to or for our customers. At December 31, 2012 and 2011, we had outstanding commitments to fund loans totaling approximately $118 million and $121 million, respectively.

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

Contractual Obligations

Borrowings. As of December 31, 2012, we had $20 million of outstanding short-term borrowings and $35 million of outstanding long-term borrowings that we had obtained from the Federal Home Loan Bank. The following table sets forth the amounts (in thousands of dollars) of, the interest rates we paid on, and the maturity dates of these Federal Home Loan Bank borrowings. These borrowings, along with the securities sold under agreements to repurchase, had a weighted-average annualized interest rate of 0.92% during 2012.

Principal Amounts	Interest Rate	Maturity Dates	Principal Amounts	Interest Rate	Maturity Dates
(Dollars in thousands)
$10,000	1.73%	February 19, 2013	$5,000	0.48%	April 14, 2014
5,000	1.06%	August 9, 2013	5,000	0.48%	May 6, 2014
5,000	0.41%	November 5, 2013	3,000	0.64%	September 26, 2014
7,500	0.49%	March 3, 2014	4,500	0.78%	March 26, 2015
5,000	0.56%	March 26, 2014	5,000	0.76%	March 30, 2015

At December 31, 2012, U.S. Agency and mortgage backed securities, U.S. Government agency securities and collateralized mortgage obligations with an aggregate fair market value of $2.2 million and $153 million of residential mortgage and other real estate secured loans were pledged to secure these Federal Home Loan Bank borrowings, repurchase agreements, local agency deposits and treasury, tax and loan accounts.

The highest amount of borrowings outstanding at any month end in 2012 consisted of $69 million of borrowings from the Federal Home Loan Bank and no overnight borrowings in the form of securities sold under repurchase agreements. By comparison, the highest amount of borrowings outstanding at any month end in 2011 consisted of $114 million of borrowings from the Federal Home Loan Bank and $11.0 million of overnight borrowings in the form of securities sold under repurchase agreements.

Junior Subordinated Debentures. Pursuant to rulings of the Federal Reserve Board, bank holding companies were permitted to issue long term subordinated debt instruments that, subject to certain conditions, would qualify as and, therefore, augment capital for regulatory purposes. At December 31, 2012, we had outstanding approximately $17.5 million principal amount of 30-year junior subordinated floating rate debentures (the “Debentures”), of which $16.8 million qualified as Tier 1 capital for regulatory purposes as of December 31, 2012. See discussion below under the subcaption “—Capital Resources-Regulatory Capital Requirements Applicable to Banking Institutions.”

Set forth below is certain information regarding the Debentures:

Original Issue Dates	Principal Amount	Interest Rates	Maturity Dates
September 2002	$7,217	Libor plus 3.40%	September 2032
October 2004	10,310	Libor plus 2.00%	October 2034

Total	$17,527

(1)	Subject to the receipt of prior regulatory approval, we may redeem the Debentures, in whole or in part, without premium or penalty, at any time prior to maturity.

As previously reported, since July 2009 we have been required to obtain the prior approval of the FRBSF to make interest payments on the Debentures. During the 12 months ended December 31, 2012, we were unable to obtain regulatory approvals to pay, and it became necessary for us to defer, quarterly interest payments on the Debentures. We cannot predict when the FRBSF will approve our resumption of such interest payments and until such approval can be obtained it will be necessary for us to continue deferring interest payments on the Debentures. Since we have the right, under the terms of the Debentures, to defer interest payments for up to twenty (20) quarters, the deferrals of interest payments to date have not constituted, and any future deferrals of interest payments through January 2015 will not constitute, a default under or with respect to the Debentures. However, if by that date we have not been able to obtain regulatory approval to pay all of the deferred interest payments, we would then be in default under the Debentures.

Under Federal Reserve Board rulings, the borrowings evidenced by the Debentures, which are subordinated to all other borrowings that are outstanding or which we may obtain in the future, are eligible (subject to certain dollar limitations) to qualify and, at December 31, 2012 and 2011, $16.8 million of those Debentures qualified as Tier I capital for regulatory purposes.

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

•

provides that time deposits must be placed with federally insured financial institutions, cannot exceed the current federally insured amount in any one institution, except to secure letter of credits issued for our borrowers, and may not have a maturity exceeding 60 months, unless that time deposit is matched to a liability instrument issued by the Bank; and

•	prohibits engaging in securities trading activities.

Other Contractual Obligations

Set forth below is information regarding our material contractual obligations as of December 31, 2012:

Operating Lease Obligations. We lease certain facilities and equipment under various non-cancelable operating leases, which include escalation clauses ranging between 2% and 6% per annum. Future minimum non-cancelable lease commitments, in thousands of dollars, were as follows:

At December 31, 2012
2013	$2,278
2014	2,225
2015	1,662
2016	797
2017	18
Thereafter	0

Total	$6,980

Maturing Time Certificates of Deposits. Set forth below is a maturity schedule, as of December 31, 2012, of time certificates of deposit of $100,000 or more:

At December 31, 2012
(In thousands)
2013	$322,731
2014	78,024
2015	3,662
2016	2,484
2017 and beyond	458

Total	$407,359

Capital Resources

Regulatory Capital Requirements Applicable to Banking Institutions

Under federal banking regulations that apply to all United States based bank holding companies and federally insured banks, the Company (on a consolidated basis) and the Bank (on a stand-alone basis) must meet specific capital adequacy requirements that, for the most part, involve quantitative measures, primarily in terms of the ratios of their capital to their assets, liabilities, and certain off-balance sheet items, calculated under regulatory accounting practices. Under those regulations, each bank holding company must meet a minimum capital ratio and each federally insured bank is determined by its primary federal bank regulatory agency to come within one of the following capital adequacy categories on the basis of its capital ratios:

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

The following table sets forth the capital and capital ratios of the Company (on a consolidated basis) and the Bank (on a stand-alone basis) at December 31, 2012, as compared to the respective regulatory requirements applicable to them.

			Applicable Federal Regulatory Requirement
			For Capital Adequacy Purposes		To be Categorized As Well Capital
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total Capital to Risk Weighted Assets:
Company	$141,946	16.5%	$68,974	At least 8.0%	N/A	N/A
Bank	134,648	15.6%	68,969	At least 8.0%	$86,211	At least 10.0%
Tier 1 Capital to Risk Weighted Assets:
Company	$131,165	15.2%	$34,487	At least 4.0%	N/A	N/A
Bank	123,868	14.4%	34,484	At least 4.0%	$51,727	At least 6.0%
Tier 1 Capital to Average Assets:
Company	$131,165	12.1%	$43,219	At least 4.0%	N/A	N/A
Bank	123,868	11.5%	43,205	At least 4.0%	$54,006	At least 5.0%

At December 31, 2012 the Bank (on a stand-alone basis) continued to qualify as a well-capitalized institution, and the Company continued to exceed the minimum required capital ratios applicable to it, under the capital adequacy guidelines described above.

The consolidated total capital and Tier 1 capital of the Company at December 31, 2012 includes an aggregate of $16.8 million principal amount of Junior Subordinated Debentures that we issued in 2002 and 2004. We contributed the net proceeds from the sales of the Junior Subordinated Debentures to the Bank over the eight year period ended December 31, 2012, thereby providing it with additional cash to fund the growth of its banking operations and, at the same time, to increase its total capital and Tier 1 capital.

Additional Sales of Common Stock

Sale of Shares of Common Stock in 2012. As previously reported, in order to provide additional capital for our business and maintain capital at levels well in excess of regulatory capital requirements, in April 2012 we consummated the sale to the Carpenter Funds of a total of 4,201,278 shares of our common stock, at a purchase price of $6.26 per share in cash, generating net proceeds of approximately $24.6 million, of which we contributed $15 million as additional capital to the Bank

Agreement to Sell Additional Shares of Common Stock. As we also have previously reported, in February 2013 we entered into a Stock Purchase Agreement which provides for us to sell up to an additional 2,222,222 shares of our common stock, at a purchase price of $6.75 per share in cash, to the Carpenter Funds. We intend to use the net proceeds from the sale of those shares, which are expected to total approximately $14,800,000, to capitalize a new wholly-owned asset management subsidiary, which will use those proceeds primarily to fund the purchase of nonperforming loans and OREO from the Bank. This asset management subsidiary will then focus its efforts and resources principally on managing and disposing of those assets. The sale of those assets by the Bank to the asset management subsidiary will significantly reduce the Bank’s nonperforming assets which, in turn, will result in improvements in the Bank’s financial condition. In addition, we expect the sale of those assets will result in improvements in the Bank’s future operating results because the Bank will no longer have to incur the costs of managing and disposing of those assets. In addition, the proceeds from the sale of those assets will provide the Bank with additional financial resources that it plans to use to fund new loans and growth initiatives.

Consummation of this sale of shares remains subject to the satisfaction, by no later than April 15, 2013, of conditions customary for transactions of this nature and the condition that the Company and the Carpenter Funds will have obtained, by no later than May 15, 2013, federal bank regulatory approvals for the transactions contemplated by the Stock Purchase Agreement, including for the purchase by the new asset management subsidiary of nonperforming assets from the Bank. There is no assurance that all of the conditions will be satisfied and, therefore, there can be no assurance that the sale of these shares of common stock to the Carpenter Funds will be consummated.

This sale of the shares to the Carpenter Funds also will strengthen the Company’s financial condition by increasing its consolidated shareholders equity and capital ratios. However, the Bank’s sale of non-performing assets to the Company’s new asset management subsidiary will not otherwise result in improvements to the Company’s consolidated financial condition or consolidated operating results, because those non-performing assets will remain on the Company’s consolidated balance sheet and the costs of managing and disposing of those assets, and any losses that may be recognized on their sale or other disposition, will continue to negatively affect the Company’s consolidated operating results and cash flows until the sales or dispositions of those assets are completed.

Dividend Policy and Share Repurchase Programs and Restrictions on Payment of Dividends.

Our Board of Directors has followed the policy of retaining earnings to maintain capital and, thereby, support the operations of the Bank. Moreover, the FRB Agreement prohibits our payment of cash dividends and any repurchases of shares of our common stock, without the prior approval of the FRBSF. In addition, the FRB Agreement prohibits us from making interest payments on our Junior Subordinated Debentures without the approval of the FRBSF. As described above, we have been unable to obtain those approvals and, consequently, we have had to defer interest payments on those Debentures since 2010. As a result, we are precluded, by the terms of those Debentures, from paying cash dividends on our common stock or preferred stock unless and until we have paid all of the deferred interest in full and thereafter make interest payments on the Junior Subordinated Debentures as and when they become due. Accordingly, we do not expect to pay cash dividends or make share purchases at least for the foreseeable future.

The holders of the Series B Shares are entitled to receive dividends payable in cash at a rate of 8.4% per annum if, as and when declared by the Board of Directors. If, however, due to legal or regulatory restrictions, the Company is unable to pay cash dividends on the Series B Shares for two semi-annual dividend periods, then the Company will be required to pay such dividends in shares of Series C Preferred Stock (“Series C Shares”). Due to the regulatory restrictions that preclude us from paying cash dividends, in 2012 we issued a total of 12,803 Series C Shares in lieu of the cash dividends that would otherwise have been payable on the Series B Shares. The issuance of Series C Shares is dilutive of the ownership that our existing shareholders have in the Company. In addition, no dividends may be declared or paid on shares of the Company’s common stock unless dividends are first paid (either in cash or in Series C Shares) on the shares of Series B Preferred Stock and any shares of Series C Preferred Stock that may be issued in the future.

ITEM 8.	FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Pacific Mercantile Bancorp and subsidiaries

We have audited the accompanying consolidated statements of financial condition of Pacific Mercantile Bancorp (a California Corporation) and subsidiaries (collectively, the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pacific Mercantile Bancorp and subsidiaries as of December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

As more fully described in Notes 3 and 19 to the consolidated financial statements, in August 2010, the Company and its wholly owned subsidiary, Pacific Mercantile Bank, (the “Bank”) entered into a written agreement (the “Written Agreement”) with its regulators. The Written Agreement includes certain requirements of the Company and the Bank which include (i) strengthening board oversight, (ii) improving the Bank’s position with respect to problem assets and maintaining adequate reserves for loan and lease losses, (iii) improving the Bank’s capital position, and (iv) improving the Bank’s earnings. The Company and the Bank have taken measures towards complying with the provisions of the Written Agreement, however the Company and Bank cannot predict the future impact of the Written Agreement upon their business, financial condition or results of operations, and there can be no assurance when or if the Company and Bank will be in compliance with the Written Agreement, or whether the regulators might take further action against the Company or Bank. The accompanying financial statements do not reflect the impact of this uncertainty.

/s/ SQUAR, MILNER, PETERSON, MIRANDA & WILLIAMSON, LLP

Newport Beach, California

March 19, 2013

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands)

	December 31,
	2012	2011
ASSETS
Cash and due from banks	$12,256	$10,290
Interest bearing deposits with financial institutions	115,952	86,177

Cash and cash equivalents	128,208	96,467
Interest-bearing time deposits with financial institutions	2,423	1,423
Federal Reserve Bank and Federal Home Loan Bank Stock, at cost	10,284	11,154
Securities available for sale, at fair value	86,378	147,909
Loans held for sale (including $55,809 and $41,926 of loans held for sale at fair value)	55,809	66,230
Loans (net of allowances of $10,881 and $15,627)	719,257	641,962
Other real estate owned	17,710	37,421
Accrued interest receivable	2,242	2,505
Premises and equipment, net	1,362	977
Other assets	30,268	18,504

Total assets	$1,053,941	$1,024,552

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$170,259	$164,382
Interest-bearing	675,136	697,665

Total deposits	845,395	862,047
Borrowings	55,000	49,000
Accrued interest payable	1,832	1,444
Other liabilities	11,311	7,909
Junior subordinated debentures	17,527	17,527

Total liabilities	931,065	937,927

Commitments and contingencies (Note 17)
Shareholders’ equity:
Preferred stock, no par value, 2,000,000 shares authorized:
Series A Convertible 10% Cumulative Preferred Stock, 155,000 shares authorized; no shares issued and outstanding at December 31, 2012 and 11,000 shares issued and outstanding at December 2011, respectively	—	1,100
Series B Convertible 8.4% Noncumulative Preferred Stock, 300,000 shares authorized; 112,000 issued and outstanding at December 31, 2012 and December 31, 2011; liquidation preference $100 per share, plus accumulated but undeclared dividends at December 31, 2012 and December 31, 2011	8,747	8,747
Series C Convertible 8.4% Noncumulative Preferred Stock, 300,000 shares authorized; 12,803 issued and outstanding at December 31, 2012 and no shares issued and outstanding at December 31, 2011; liquidation preference $100 per share plus accumulated but undeclared dividends at December 31, 2012 and December 31, 2011	1,280	—
Common stock, no par value, 85,000,000 shares authorized; 16,677,419 and 12,273,003 shares issued and outstanding at December 31, 2012 and December 31, 2011, respectively	112,792	86,366
Retained earnings (accumulated deficit)	622	(7,545)
Accumulated other comprehensive loss	(565)	(2,043)

Total shareholders’ equity	122,876	86,625

Total liabilities and shareholders’ equity	$1,053,941	$1,024,552

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except for per share data)

	Year Ended December 31,
	2012	2011	2010
Interest income:
Loans, including fees	$39,322	$40,130	$45,887
Securities available for sale and stock	2,214	3,949	4,564
Interest-bearing deposits with financial institutions	278	211	468

Total interest income	41,814	44,290	50,919
Interest expense:
Deposits	7,435	9,778	15,483
Borrowings	1,108	1,321	2,598

Total interest expense	8,543	11,099	18,081

Net interest income	33,271	33,191	32,838
Provision (benefit) for loan losses	1,950	(833)	8,288

Net interest income after provision (benefit) for loan losses	31,321	34,024	24,550
Noninterest income
Total other-than-temporary impairment of securities	131	(41)	(95)
Less: portion of other-than-temporary impairment losses recognized in other comprehensive loss	208	128	191

Net impairment loss recognized in earnings	(77)	(169)	(286)
Service fees on deposits and other banking services	895	997	1,207
Mortgage banking	25,257	6,070	3,741
Net gains on sale of securities available for sale	2,123	405	1,530
Net (loss) gain on sale of other real estate owned	(528)	158	(64)
Other	823	768	643

Total noninterest income	28,493	8,229	6,771
Noninterest expense
Salaries and employee benefits	26,096	17,074	15,345
Occupancy	2,697	2,510	2,668
Equipment and depreciation	1,873	1,463	1,277
Data processing	759	667	684
Provision for contingencies	417	1,625	550
FDIC expense	2,319	2,226	3,753
Other real estate owned expense	6,454	3,126	2,772
Professional fees	4,551	3,922	4,752
Mortgage related loan expense	2,662	753	484
Other operating expense	5,296	3,688	4,032

Total noninterest expense	53,124	37,054	36,317

Income (loss) before income taxes	6,690	5,199	(4,996)
Income tax (benefit) provision	(2,964)	(6,433)	8,958

Net income (loss)	9,654	11,632	(13,954)
Accumulated declared dividends on preferred stock	(941)	—	—
Accumulated undeclared dividends on preferred stock	(17)	(440)	(1,075)

Net income (loss) allocable to common shareholders	$8,696	$11,192	$(15,029)

Income (loss) per common share:
Basic	$0.57	$0.99	$(1.44)
Diluted	$0.55	$0.98	$(1.44)
Weighted average number of common shares outstanding:
Basic	15,386,106	11,361,389	10,434,665
Diluted	17,674,974	11,371,524	10,434,665

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands)

(Unaudited)

	Year Ended December 31
	2012	2011	2010
Net income (loss)	$9,654	$11,632	$(13,954)
Other comprehensive income (loss), net of tax:
Change in unrealized gain (loss) on securities available for sale	1,533	2,670	(1,946)
Change in net unrealized gain (loss) and prior service benefit on supplemental executive retirement plan	(55)	31	72

Total comprehensive income (loss)	$11,132	$14,333	$(15,828)

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Shares and dollars in thousands)

For the Three Years Ended December 31, 2012

	Series A, B, and C Preferred stock		Common stock		Retained earnings (accumulated deficit)	Accumulated other comprehensive income (loss)	Total
	Number of shares	Amount	Number of shares	Amount
Balance at December 31, 2009	81	8,050	10,435	72,891	(3,599)	(2,870)	74,472
Issuances of Series A Cumulative Preferred Stock	46	4,605	—	—	—	—	4,605
Common stock based compensation expense	—	—	—	167	—	—	167
Net loss	—	—	—	—	(13,954)	—	(13,954)
Change in accumulated comprehensive loss	—	—	—	—	—	(1,874)	(1,874)

Balance at December 31, 2010	127	$12,655	10,435	$73,058	$(17,553)	$(4,744)	$63,416
Series A Preferred Stock conversion to common stock	(116)	(11,555)	1,510	11,406	—	—	(149)
Series A Preferred Stock dividend			328	1,624	(1,624)	—	—
Net proceeds from issuance of Series B Preferred Stock	112	8,747	—	—	—	—	8,747
Common stock based compensation expense	—	—	—	278	—	—	278
Net income	—	—	—	—	11,632	—	11,632
Change in accumulated comprehensive income	—	—	—	—	—	2,701	2,701

Balance at December 31, 2011	123	$9,847	12,273	$86,366	$(7,545)	$(2,043)	$86,625
Sale of Common stock	—	—	4,201	24,591	—	—	24,591
Conversion of Series A Preferred Stock conversion to common stock	(11)	(1,100)	144	1,100	—	—	—
Series A Preferred Stock dividend	—	—	37	207	(207)	—	—
Series C Preferred Stock issued as a stock dividend on Series B Preferred Stock	13	1,280	—	—	(1,280)	—	—
Common Stock based compensation expense	—	—	—	483	—	—	483
Common stock options exercised	—	—	22	1	—	—	1
Common Stock warrants issued	—	—	—	44	—	—	44
Net income	—	—	—	—	9,654	—	9,654
Change in accumulated comprehensive income	—	—	—	—	—	1,478	1,478

Balance at December 31, 2012	125	$10,027	16,677	$112,792	$622	$(565)	$122,876

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	Year Ended December 31,
	2012	2011	2010
Cash Flows From Operating Activities:
Net income (loss)	$9,654	$11,632	$(13,954)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	506	499	504
Provision for loan losses	1,950	(833)	8,288
Net amortization of premium on securities	363	585	611
Net gains on sales of securities available for sale	(2,123)	(405)	(1,530)
Other than temporary impairments on securities available for sale	77	169	286
Net gains on sales of mortgage loans held for sale	(45,639)	(3,845)	(3,108)
Net mark to market on mortgage loans held for sale	(943)	(848)	—
Proceeds from sales and principal reductions of mortgage loans held for sale	982,840	311,576	205,732
Originations and purchases of mortgage loans held for sale	(933,214)	(359,094)	(217,050)
Repurchases of mortgage loans held for sale	(1,209)	—	—
Net amortization of deferred fees and unearned income on loans	(478)	(633)	(616)
Net gain on sales of other real estate owned	528	(158)	64
Net gain on sale of fixed assets	(25)	(18)	—
Write downs of other real estate owned	5,501	1,373	1,874
Stock-based compensation expense	483	278	167
Net mark to market loss on derivatives	2,268	36	—
Net mark to market gain on mortgage servicing rights	(2,801)	—	—
Changes in operating assets and liabilities:
Net decrease in accrued interest receivable	263	754	471
Net increase in other assets	(4,982)	(876)	(6,254)
Net (increase) decrease in deferred taxes	(4,954)	(7,227)	10,012
Net (increase) decrease in income taxes receivable	(1,444)	7,400	980
Net decrease (increase) accrued interest payable	388	459	(916)
Net increase in other liabilities	3,347	2,224	4,189

Net cash provided by (used in) operating activities	10,356	(36,952)	(10,250)
Cash Flows From Investing Activities:
Net (increase) decrease in interest-bearing time deposits with financial institutions	(1,000)	655	7,722
Maturities of and principal payments received for securities available for sale and other stock	29,992	11,081	32,000
Purchase of securities available for sale and other stock	(150,455)	(72,311)	(280,992)
Proceeds from sale of securities available for sale and other stock	185,696	95,609	242,822
Proceeds from sale of other real estate owned	12,514	13,901	5,750
Capitalized cost of other real estate owned	(381)	(212)	(1,877)
Net (increase) decrease in loans	(72,602)	59,387	64,572
Net increase in commercial loans held for sale	4,503	—	—
Purchases of premises and equipment	(902)	(541)	(110)
Proceeds from sales of mortgage loans held for investment	—	1,586	—
Proceeds from sale of premises and equipment	36	18	—

Net cash provided by investing activities	7,401	109,173	69,887
Cash Flows From Financing Activities:
Proceeds from sale of common stock	24,591	—	—
Proceeds from issuance of Series A Preferred Stock	—	—	4,605
Proceeds from issuance of Series B Preferred Stock	—	8,747	—
Net (decrease) increase in deposits	(16,652)	45,821	(144,212)
Net increase (decrease) in borrowings	6,000	(63,000)	(29,003)
Proceeds from exercise of employee common stock options	1	—	—
Proceeds from sale of common stock purchase warrants	44	—	—

Net cash provided by (used in) financing activities	13,984	(8,432)	(168,610)
Net increase (decrease) in cash and cash equivalents	31,741	63,789	(108,973)
Cash and Cash Equivalents, beginning of period	96,467	32,678	141,651

Cash and Cash Equivalents, end of period	$128,208	$96,467	$32,678

Supplementary Cash Flow Information:
Cash paid for interest on deposits and other borrowings	$8,155	$10,641	$19,802

Cash paid for income taxes	2,872	978	—

The accompanying notes are an integral part of these consolidated financial statements.

(Dollars in thousands)	Year Ended December 31,
	2012	2011	2010
Non-Cash Investing Activities:
Transfer of loans into other real estate owned	$—	$46,894	$28,269

Transfer of loans held for sale to loans held for investment	$10,004	$1,586	$—

Transfer of loans held for investment to loans held for sale	$5,388	$—	$—

Non-Cash Financing Activities:
Conversion of Series A Preferred Stock to common stock	$1,100	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business

Organization

Pacific Mercantile Bancorp (“PMBC”) is a bank holding company which, through its wholly owned subsidiary, Pacific Mercantile Bank (the “Bank”) is engaged in commercial banking, and also conducts a mortgage banking business, in Southern California. PMBC is registered as a one bank holding company under the United States Bank Holding Company Act of 1956, as amended. The Bank is chartered by the California Department of Financial Institutions (the “DFI”) and is a member of the Federal Reserve Bank of San Francisco (“FRBSF”). In addition, the deposit accounts of the Bank’s customers are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to the maximum amount allowed by law. For ease of reference, PMBC and the Bank are sometimes referred to, together, in this report as the “Company” or as “we”, “us” or “our”.

Substantially all of our operations are conducted and substantially all our assets are owned by the Bank, which accounts for substantially all of our consolidated revenues, expenses and earnings. The Bank provides a full range of banking services to small and medium-size businesses, professionals and the general public in Orange, Los Angeles, San Bernardino and San Diego Counties of California and is subject to competition from other banks and financial institutions and from financial services organizations conducting operations in those same markets.

2. Significant Accounting Policies

The accompanying consolidated financial statements have been prepared in accordance with the instructions of the U.S. Securities and Exchange Commission (the “SEC”) to Form 10-K and in accordance with generally accepted accounting principles in effect in the United States (“GAAP”), on a basis consistent with prior periods.

Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires us to make certain estimates and assumptions that could affect the reported amounts of certain of our assets, liabilities, and contingencies at the date of the financial statements and the reported amounts of our revenues and expenses during the reporting periods. For the fiscal periods covered by this Report, those estimates related primarily to our determinations of the allowance for loan losses, the fair values of securities available for sale and mortgage loans held for sale, repurchase reserves on mortgage loans held for sale, and the determination of reserves pertaining to deferred tax assets. If circumstances or financial trends on which those estimates were based were to change in the future or there were to occur any currently unanticipated events affecting the amounts of those estimates, our future financial position or results of operations could differ, possibly materially, from those expected at the current time.

Principles of Consolidation

Our consolidated financial statements for the years ended December 31, 2012, 2011 and 2010 include the accounts of PMBC and its wholly owned subsidiary, Pacific Mercantile Bank. All significant intercompany balances and transactions were eliminated in consolidation.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents

For purposes of the statements of cash flow, cash and cash equivalents consist of cash and due from banks, interest bearing demand deposits with the FRBSF, federal funds sold and interest-bearing deposits, with original maturities of 90 days or less, with financial institutions. Generally, federal funds are sold for one-day periods. As of December 31, 2012 and 2011 the Bank maintained required reserves with FRBSF of approximately $607,000 and $282,000, respectively, which are included in cash and due from banks in the accompanying consolidated statements of financial condition.

Federal Home Loan Bank Stock and Federal Reserve Bank Stock

The Bank, as a member of the Federal Home Loan Bank System, is required to maintain an investment in capital stock of the Federal Home Loan Bank of San Francisco (“FHLB”) in varying amounts based on asset size and on amounts borrowed from the FHLB. Because no ready market exists and there is no quoted market value for this stock, the Bank’s investment in this stock is carried at cost.

The Bank also maintains an investment in capital stock of the FRBSF, which is carried at cost because no ready market exists and there is no quoted market value for this stock.

Securities Available for Sale, at Fair Value

Securities available for sale are those which we intend to hold for an indefinite period of time, but which may be sold in response to changes in liquidity needs, changes in interest rates, changes in prepayment risks and other similar factors. These securities are recorded at fair value, with unrealized gains and losses excluded from earnings and reported as other comprehensive income or loss, net of taxes. Purchased premiums and discounts are recognized as interest income using the interest method over the term of these securities. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

Declines in the fair value of these securities below their cost which are other-than-temporary are reflected in earnings as realized losses. In determining other-than-temporary losses, we consider a number of factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether we have the intent to sell the security or it is more likely than not that we will be required to sell the security before its anticipated recovery. A high degree of subjectivity and judgment is involved in assessing whether an other-than-temporary decline exists and such assessments are based on information available to us at the time we make such assessments.

Fair Value Option

The fair value option permits us to elect fair value as an alternative measurement for selected financial assets, financial liabilities, unrecognized firm commitments and written loan commitments not previously carried at fair value. We have elected the fair value option on our mortgage servicing rights and on mortgage loans held for sale (“LHFS”) that were originated subsequent to December 1, 2011. The election was made to better reflect the underlying economics and to mitigate operational complexities of risk management activities related to its LHFS, pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging (“FASB ASC 815”).

Mortgage Loans Held for Sale and Mortgage Banking Revenues

With the election of the fair value option for LHFS originated on or subsequent to December 1, 2011, fees and costs associated such originations are earned and expensed as incurred. For LHFS originated prior to December 1, 2011, such fees and costs are netted and recorded in operations in the period during which such LHFS are sold.

Revenue generated by the Bank’s mortgage loan origination division is comprised primarily from originations to fund either a purchase or to refinance a residential mortgage loan or from the sale of such loan. Fee income also is earned on all mortgage loan originations and in connection with the closing of such loans. Gains or losses recognized on sales of mortgage loans include realized and unrealized gains and losses on LHFS for which the fair value option has been elected. For LHFS for which the fair value option has not been elected, gains and losses include the realized gains or losses, as well as any lower-of-cost-or-market valuation adjustments. The valuation of the Bank’s LHFS approximates a whole-loan price, which includes the value of the

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

related mortgage servicing rights. Both mortgage fee income and gains or losses on sales of mortgage loans are included in mortgage banking revenues as a component of noninterest income in the accompanying statements of operations.

We sell the mortgage loans we originate principally to private and institutional investors and to government-sponsored entities. To the extent a transfer of a mortgage loan qualifies, for accounting purposes, as a sale, we derecognize the asset and record a realized gain or loss on the sale date. If, instead, we determine that the transfer of a mortgage loan does not qualify for accounting purposes as a sale, the transfer would be treated as a secured borrowing. Mortgage loans are placed on nonaccrual status when any portion of the principal or interest is 90 days past due, or earlier if factors indicate that the ultimate collectability of the principal or interest is not probable. Interest received from such loans that are on nonaccrual status is recorded as a reduction of principal. A mortgage loan on non-accrual status is returned to accrual status when the principal and interest become current and it has become probable that principal and interest will be paid in accordance with the contractual terms of the loan.

Mortgage Servicing Rights

We sell LHFS in the secondary market and sometimes retain the right to service those loans following their sale. Those mortgage servicing rights (which are included in other assets in the accompanying consolidated statement of financial condition) are capitalized at the then current fair value of the future net cash flows expected to be realized from servicing the loans and are carried at their estimated fair value, with any difference between carrying cost and estimated fair value recorded in the statement of operations.

Loan Loss Obligation on Loans Previously Sold

Upon a sale of LHFS that we have originated the risk of loss due to default by the borrower is generally transferred to the investor. However, we are required to make certain representations to the purchasers of such loans relating to credit information, loan documentation and collateral. These representations and warranties may extend through the contractual life of the loan. If subsequent to the sale of such a loan, any underwriting deficiencies, borrower fraud or documentation defects are discovered with respect to the loan, we may become obligated to repurchase the loan or indemnify the investors for any losses from borrower defaults if such deficiencies or defects cannot be cured within the specified cure periods following their discovery. The obligation for losses attributable to any erroneous representations and warranties or other deficiencies or defects is recorded at its estimate of expected future losses using historical and projected loss frequency and loss severity ratios to estimate our exposure to such losses. In the case of early loan payoffs and early defaults on certain loans, we may be required to repay all or a portion of any premium initially paid by the purchaser of the loan at the time of sale. The obligations associated with early loan payoffs and early defaults on mortgage loans are estimated on the basis of historical loss experience by type of loan.

Accounting for Derivative Instruments and Interest Rate Lock Commitments

In accordance with FASB ASC 815-10, the Company records all derivative instruments at fair value. The Company has accounted for all its derivatives as non-designated hedge instruments or free-standing derivatives. The mortgage banking division enters into interest rate lock commitments and utilizes forward sold Fannie Mae and Ginnie Mae mortgage backed securities (which are sometimes referred to as to-be-announced or TBA securities) to hedge the fair value changes associated with changes in interest rates relating to its mortgage loan origination operations. The Company enters into commitments to originate mortgage loans whereby the interest rate on the loan is set prior to funding (interest rate lock commitments or “IRLCs”). IRLCs on mortgage loan funding commitments for mortgage loans that are intended to be sold are considered to be derivative instruments under GAAP and are recorded at fair value with any change in fair value between reporting periods recorded in operations. Unlike most other derivative instruments, there is no active market for the mortgage loan commitments that can be used to determine their fair value. The Company has developed a methodology for estimating the fair value by calculating the change in market value from a commitment date to measurement date based upon changes in applicable interest rates during the period, adjusted for a fallout factor (loans committed to funding that ultimately do not fund) and includes the value of servicing.

Loans and Allowance for Loan Losses

Loans that we intend and have the ability to hold for the foreseeable future or until maturity or pay-off, are stated at their respective principal amounts outstanding, net of unearned income. Interest is accrued daily as earned, except where reasonable doubt exists as to collectibility of the loan. A loan with principal or interest that is 90 days or more past due, based on its

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

contractual payment due dates, is placed on nonaccrual status, in which case accrual of interest is discontinued, except that we may elect to continue the accrual of interest when the estimated net realizable value of collateral securing the loan is expected to be sufficient to enable us to recover both principal and accrued interest and those loans are in the process of collection. Generally, interest payments received on nonaccrual loans are applied to principal. Once all principal has been received by us, any additional interest payments are recognized as interest income on a cash basis.

An allowance for loan losses is established by means of a provision for loan losses that is charged against income. If we conclude that the collection, in full, of the carrying amount of a loan has become unlikely, the loan, or the portion thereof that is believed to be uncollectible, is charged against the allowance for loan losses. We carefully monitor changing economic conditions, the loan portfolio by category, the financial condition of borrowers and the history of the performance of the loan portfolio in determining the adequacy of the allowance for loan losses. Additionally, as the volume of loans increases, additional provisions for loan losses may be required to maintain the allowance at levels deemed adequate. Moreover, if economic conditions were to deteriorate, causing the risk of loan losses to increase, it would become necessary to increase the allowance to an even greater extent, which would necessitate additional provisions that would be charged to income. We also evaluate the unfunded portion of loan commitments and establish a loss reserve, included in other liabilities, for such unfunded commitments through a charge against noninterest expense. The loss reserve for unfunded loan commitments was $181,000 at both December 31, 2012 and 2011.

The allowance for loan losses is based on estimates, and ultimate loan losses may vary from current estimates. These estimates are reviewed periodically and, as adjustments become necessary, they are recorded in earnings in the periods in which they become known.

Impaired Loans

A loan is generally classified as impaired when, in management’s opinion, the principal or interest will not be collectible in accordance with its contractual terms. We measure and reserve for impairment on a loan-by-loan basis using either the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral if the loan is collateral dependent. We exclude smaller, homogeneous loans, such as consumer installment loans and lines of credit, from these impairment calculations. Also, loans that experience insignificant payment delays or shortfalls are generally not considered impaired.

Restructured Loans

We sometimes modify or restructure loans when the borrower is experiencing financial difficulties by making a concession to the borrower in the form of changes in the amortization terms, reductions in the interest rates, the acceptance of interest only payments and, in limited cases, concessions to the outstanding loan balances. These loans are classified as troubled debt restructurings or “TDRs”. TDRs are loans modified for the purpose of alleviating temporary impairments to the borrower’s financial condition or cash flows. A workout plan between us and the borrower is designed to provide a bridge for borrower cash flow shortfalls in the near term. If the borrower works through such near term issues, in most cases, the original contractual terms of the loan will be reinstated.

Loan Origination Fees and Costs

Loan origination fees and related direct costs for loans held for investment are deferred and amortized to interest income as an adjustment to yield over the respective lives of the loans using the effective interest method, except for loans that are revolving or short-term in nature for which the straight line method is used, which approximates the interest method.

Investment in Unconsolidated Subsidiaries

Investment in unconsolidated subsidiaries is stated at cost. The unconsolidated subsidiaries are comprised of two grantor trusts established in 2002 and 2004, respectively, in connection with our issuance of subordinated debentures in each of those years. During 2002, we organized three business trusts, under the names Pacific Mercantile Capital Trust I, PMB Capital Trust I, and PMB Statutory Trust III, respectively, to facilitate our issuance of $5.155 million, $5.155 million and $7.217 million, respectively, principal amount of junior subordinated debentures, all with maturity dates in 2032. In October 2004, we organized PMB Capital Trust III to facilitate our issuance of an additional $10.310 million principal amount of junior subordinated debentures, with a maturity date in 2034. In July 2007, we redeemed the $5.155 million principal amount of junior subordinated debentures issued in conjunction with the organization of Pacific Mercantile Capital Trust I and in August 2007, we redeemed the $5.155 million principal amount of junior subordinated debentures issued in conjunction with the organization of PMB Capital Trust I. Those trusts were dissolved as a result of those redemptions.

Other Real Estate Owned

Other real estate owned (“OREO”) consists of real properties acquired by us through foreclosure or in lieu of foreclosure in satisfaction of loans. OREO is recorded at fair value less selling costs at the time of acquisition or foreclosure. Loan balances in excess of fair value, less selling costs, are charged to the allowance for loan losses prior to foreclosure. Any subsequent operating expenses or income, reductions in estimated fair values and gains or losses on disposition of such properties are charged or credited to current operations.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Premises and Equipment

Premises and equipment are stated at cost, less accumulated depreciation and amortization which are charged to expense on a straight-line basis over the estimated useful lives of the assets or, in the case of leasehold improvements, over the term of the leases, whichever is shorter. For income tax purposes, accelerated depreciation methods are used. Maintenance and repairs are charged directly to expense as incurred. Improvements to premises and equipment that extend their useful lives are capitalized.

When such an asset is disposed of, the applicable costs and accumulated depreciation thereon are removed from the accounts and any resulting gain or loss is included in current operations. Rates of depreciation and amortization are based on the following estimated useful lives:

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

Deferred tax assets are equal to the tax credit and tax loss carryforwards and tax deductions (“tax benefits”) available to us to offset or reduce income taxes in future periods. Under applicable federal and state income tax laws and regulations, such tax benefits will expire if not used within specified periods of time. Accordingly, our ability to fully use our deferred tax assets depends on the amount of taxable income that we are able to generate during those time periods. At least once each year, or more frequently, if warranted, we make estimates of future taxable income that we believe we are likely to generate during those future periods. If we conclude, on the basis of those estimates and the amount of the tax benefits available to us, that it is more likely than not that we will be able to fully utilize those tax benefits prior to their expiration, we recognize the deferred tax asset in full on our balance sheet. If, on the other hand, we conclude it has become more likely than not that we will be unable to utilize those tax benefits in full prior to their expiration, then we would establish (or increase any existing) valuation allowance to reduce the deferred tax asset on our balance sheet to the amount which we believe we are more likely than not to be able to utilize. Such a reduction is implemented by recognizing a non-cash charge that would have the effect of increasing the provision, or reducing any credit, for income taxes that we would otherwise have recorded in our statements of operations. The determination of whether and the extent to which we will be able to utilize our deferred tax asset involves significant judgments and assumptions that are subject to period to period changes as a result of changes in tax laws, changes in market or economic conditions that could affect our operating results or variances between our actual operating results and our projected operating results, as wells as other factors.

Uncertain tax positions that meet the more likely than not recognition threshold are measured to determine the amount of benefit to recognize. An uncertain tax position is measured at the largest amount of benefit that management believes has a greater than 50% likelihood of realization upon settlement.

Earnings (Loss) Per Share

Basic income (loss) per share for any fiscal period is computed by dividing net income (loss) allocable to our common shareholders for such period by the weighted average number of common shares outstanding during that period. Fully diluted income (loss) per share reflects the potential dilution that could have occurred assuming the conversion of any convertible securities into common stock at conversion prices, and the exercise of all outstanding options and warrants to purchase shares of our common stock at exercise prices, that were less than the market price of our shares, thereby increasing the number of shares outstanding during the period, and is determined using the treasury method. Although accumulated undeclared dividends on our preferred stock are not recorded in the accompanying consolidated statement of operations, such dividends are included for purposes of computing earnings (loss) per share available to our common shareholders.

Stock Option Plans

We follow FASB ASC 718-10, Share-Based Payment, which requires entities that grant stock options or other equity compensation awards to employees to recognize in their financial statements the fair values of those options or share awards as compensation cost over their requisite service (vesting) periods of those options or share awards. Since stock-based compensation cost that is recognized in the statements of operations is to be determined based on the equity compensation awards that we expect will ultimately vest, that compensation expense is reduced for estimated forfeitures of unvested options or unvested share awards that typically occur due primarily to terminations of employment of optionees or recipients of such share awards. Forfeitures are required to be estimated at the time of the grant of options or other share awards and are revised, if necessary, in subsequent periods if actual forfeitures differ from those earlier estimates. For purposes of the determination of stock-based compensation expense for the year ended December 31, 2012, we estimated no forfeitures of unvested options that were granted to non-employee members of the Board of Directors and forfeitures of 4.4% of the options that were granted to officers and other employees.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Comprehensive Income (Loss)

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. However, certain changes in assets and liabilities, such as unrealized gains and losses on securities available for sale, are reported as a separate component of the equity in the accompanying consolidated statement of financial condition, net of income taxes, and such items, along with net income, are components of comprehensive income (loss).

The components of other comprehensive income (loss) and related tax effects were as follows:

(In thousands)	Year Ended December 31,
	2012	2011	2010
Unrealized holding gain (loss) arising during period from securities available for sale	$530	$2,434	$(1,231)
Reclassification adjustment for gains included in income	2,123	405	1,530
Reclassification adjustment for other-than-temporary impairments	(77)	(169)	(286)

Net unrealized holding gain (loss)	2,576	2,670	13
Net unrealized supplemental executive plan expense	(65)	31	121
Income tax effect	(1,033)	—	(2,008)

Other comprehensive income (loss)	$1,478	$2,701	$(1,874)

The components of accumulated other comprehensive loss included in shareholders’ equity is as follows:

(Dollars in thousands)	As of December 31,
	2012	2011
Net unrealized holding loss on securities available for sale	$(928)	$(2,078)
Net unrealized supplemental executive plan expense	(30)	35
Income tax effect	393	—

Accumulated other comprehensive loss	$(565)	$(2,043)

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04 – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements (“ASU 2011-04”), clarifying how to measure and disclose fair value. This guidance amends the application of the “highest and best use” concept to be used only in the measurement of fair value of nonfinancial assets, clarifies that the measurement of the fair value of equity-classified financial instruments should be performed from the perspective of a market participant who holds the instrument as an asset, clarifies that an entity that manages a group of financial assets and liabilities on the basis of its net risk exposure can measure those financial instruments on the basis of its net exposure to those risks, and clarifies when premiums and discounts should be taken into account when measuring fair value. The fair value disclosure requirements also were amended. For public entities, the amendments in ASU 2011-04 are effective prospectively for interim and annual periods beginning after December 15, 2011. The adoption of the amended guidance did not have a significant impact on the Company’s results of operations or financial position.

On June 16, 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income”, which revises the manner in which entities present comprehensive income in their financial statements. The new guidance removes the presentation options in ASC 220 and requires entities to report components of comprehensive income in either (i) a continuous statement of comprehensive income, or (ii) two separate but consecutive statements. The ASU does not change the items that must be reported in other comprehensive income. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of ASU No. 2011-05 did not have a material impact on the Company’s statements of income and financial condition.

Significant Adjustments

Each quarter, the Company evaluates all of the significant adjustments that were identified during the quarter to determine whether the adjustments should be recorded in their entirety during that quarter or in one or more preceding quarters. During the third quarter of 2012, we evaluated a significant adjustment in connection with the recognition of a non-cash income tax benefit resulting from the reduction of the valuation allowance we had previously recorded against our deferred tax asset (Note 11). We determined that this adjustment only affected and, accordingly, was properly reflected in our results of operations for the third quarter of 2012 and the year ended December 31, 2012.

Subsequent events

Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued. The Company recognizes in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing the financial statements. The Company’s financial statements do not recognize subsequent events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after the balance sheet date and before financial statements are available to be issued.

The Company has evaluated events subsequent through the data these consolidated financial statements were filed with the Securities and Exchange Commission.

3. Regulatory Actions

On August 31, 2010, the Company and the Bank entered into a Written Agreement with the FRBSF (the “FRB Agreement”). On the same date, the Bank consented to the issuance of a regulatory order by the California Department of Financial Institutions (the “DFI Order”). The principal purposes of the FRB Agreement and DFI Order, which constitute formal supervisory actions by the FRB and the DFI, were to require us to adopt and implement formal plans and take certain actions, as well as to continue to implement other measures that we previously adopted, to address the adverse consequences that the economic recession had on the performance of our loan portfolio and our operating results, to improve our operating results, and to increase our capital to strengthen our ability to weather any further adverse economic conditions that might arise in the future.

The FRB Agreement and DFI Order contain substantially similar provisions. They required the Boards of Directors of the Company and the Bank to prepare and submit written plans to the FRB and the DFI to address the following matters: (i) strengthening board oversight of the management operations of the Bank; (ii) strengthening credit risk management

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

practices; (iii) improving credit administration policies and procedures; (iv) improving the Bank’s position with respect to problem assets; (v) maintaining adequate reserves for loan losses in accordance with applicable supervisory guidelines; (vi) improving the capital position of the Bank and, in the case of the FRB Agreement, the capital position of the Company; (vii) improving the Bank’s earnings through the formulation, adoption and implementation of a new strategic plan, and (viii) submitting a satisfactory funding contingency plan for the Bank that would identify available sources of liquidity and a plan for dealing with adverse economic and market conditions that might arise in the future. The Bank is also prohibited from paying dividends to the Company without the prior approval of the DFI, and the Company may not declare or pay cash dividends, repurchase any of its shares, make payments on its trust preferred securities or incur or guarantee any debt, without the prior approval of the FRBSF.

The Company and the Bank already have made substantial progress with respect to several of these requirements and both the Board and management are committed to achieving all of the requirements. However, a failure by the Company or the Bank to meet any of the requirements of the FRB Agreement or a failure by the Bank to meet any of the requirements of the DFI Order could be deemed, by the FRB or the DFI, to be conducting business in an unsafe manner which could subject the Company or the Bank to further regulatory enforcement action.

Under the DFI Order, the Bank was required to achieve a ratio of adjusted tangible shareholders’ equity-to-tangible assets of 9.0% by January 31, 2011, by raising additional capital, generating earnings or reducing the Bank’s tangible assets (subject to a 15% limitation on such a reduction) or a combination thereof and, upon achieving that ratio, to thereafter maintain that ratio during the term of the DFI Order.

In August 2011, we completed the sale of $11.2 million of Series B Convertible 8.4% Series B Preferred Stock (the “Series B Preferred Stock”) and contributed the net proceeds from that sale to the Bank, thereby increasing its ratio of adjusted tangible shareholders’ equity-to-tangible assets to 9.0%, as required by the DFI Order. As a result of an additional contribution of capital to the Bank of $15 million from the sale of $26.3 million of shares of our common stock in April 2012, and earnings generated by the Bank in 2012, that ratio had increased to 11.6% as of December 31, 2012.

4. Interest-Bearing Deposits and Interest-Bearing Time Deposits with Financial Institutions

At December 31, 2012, the Company had $116 million in interest bearing deposits at other financial institutions, as compared to $86.2 million at December 31, 2011. The weighted average percentage yields on these deposits for years ended December 31, 2012 and December 31, 2011 were 0.25%. Interest bearing deposits with financial institutions can be withdrawn by the Company on demand and are considered cash equivalents for purposes of the consolidated statements of cash flows.

At December 31, 2012, we had $2.4 million of interest-bearing time deposits at other financial institutions, which were scheduled to mature within one year or had no stated maturity date. By comparison, as of December 31, 2011, the time deposits at other financial institutions totaled $1.4 million. The weighted average percentage yields on these deposits were 0.15% and 0.57% for the years ended December 31, 2012 and December 31, 2011, respectively.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Securities Available For Sale, at Fair Value

The following are summaries of the major components of securities available for sale and a comparison of amortized cost, estimated fair market values, and gross unrealized gains and losses at December 31, 2012 and 2011:

(Dollars in thousands)	December 31, 2012				December 31, 2011
	Amortized Cost	Gross Unrealized		Estimated Fair Value	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gain	Loss			Gain	Loss
Securities Available for Sale
Mortgage backed securities issued by U.S. Agencies(1)	$78,053	$553	$(160)	$78,446	$133,859	$630	$(363)	$134,126
Municipal securities	—	—	—	—	6,389	96	(42)	6,443
Collateralized mortgage obligations issued by non agencies(1)	2,599	87	(61)	2,625	3,040	—	(455)	2,585
Asset backed security(2)	2,247	—	(1,347)	900	2,324	—	(1,944)	380
Mutual funds(3)	4,407	—	—	4,407	4,375	—	—	4,375

Total	$87,306	$640	$(1,568)	$86,378	$149,987	$726	$(2,804)	$147,909

(1)	Secured by closed-end first liens on 1-4 family residential mortgages.
(2)	Comprised of a security that represents an interest in a pool of trust preferred securities issued by U.S.-based banks and insurance companies.
(3)	Consists primarily of mutual fund investments in closed-end first lien 1-4 family residential mortgages.

At December 31, 2012 and 2011, U.S. agency mortgage backed securities and collateralized mortgage obligations with an aggregate fair market value of $10 million and $12 million, respectively, were pledged to secure FHLB borrowings, repurchase agreements, local agency deposits and treasury, tax and loan accounts.

The amortized cost and estimated fair values of securities available for sale at December 31, 2012 and December 31, 2011 are shown in the tables below by contractual maturities and historical prepayments based, in each case, on the prior twelve months of principal payments. Expected maturities will differ from contractual maturities, particularly with respect to collateralized mortgage obligations, primarily because prepayment rates are affected by changes in conditions in the interest rate market and, therefore, may cause future prepayment rates to differ from historical prepayment rates.

	At December 31, 2012 Maturing in
(Dollars in thousands)	One year or less	Over one year through five years	Over five years through ten years	Over ten Years	Total
Securities available for sale, amortized cost	$11,679	$35,038	$24,738	$15,851	$87,306
Securities available for sale, estimated fair value	11,788	35,264	24,747	14,579	86,378
Weighted average yield	1.59%	1.62%	1.62%	1.43%	1.58%

	At December 31, 2011 Maturing in
(Dollars in thousands)	One year or less	Over one year through five years	Over five years through ten years	Over ten Years	Total
Securities available for sale, amortized cost	$13,443	$44,574	$38,950	$53,020	$149,987
Securities available for sale, estimated fair value	13,388	44,353	39,087	51,081	147,909
Weighted average yield	2.15%	2.32%	2.43%	2.48%	2.39%

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We recognized net gains on sales of securities available for sale of (i) $2.1 million on sale proceeds of $186 million during the year ended December 31, 2012, and (ii) $405,000 on sale proceeds of $96 million during the year ended December 31, 2011.

The tables below show, as of December 31, 2012 and 2011, the respective fair values of and the gross unrealized losses on our investments, aggregated by investment category, and the lengths of time that the individual securities have been in a continuous unrealized loss position.

	Securities with Unrealized Loss at December 31, 2012
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Mortgage backed securities issued by U.S. Agencies	$35,996	$(160)	$39	$—	$36,035	$(160)
Non-agency collateralized mortgage obligations	—	—	1,172	(61)	1,172	(61)
Asset backed security	—	—	900	(1,347)	900	(1,347)

Total	$35,996	$(160)	$2,111	$(1,408)	$38,107	$(1,568)

	Securities With Unrealized Loss as of December 31, 2011
	Less than 12 months		12 months or more		Total
(Dollars In thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Mortgage backed securities issued by U.S. Agencies	$5,387	$(9)	$39,345	$(354)	$44,732	$(363)
Municipal securities	—	—	1,784	(42)	1,784	(42)
Non-agency collateralized mortgage obligations	813	(67)	1,771	(388)	2,584	(455)
Asset-backed security	—	—	380	(1,944)	380	(1,944)

Total	$6,200	$(76)	$43,280	$(2,728)	$49,480	$(2,804)

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

We recognize other-than-temporary impairments (“OTTI”) to our available-for-sale debt securities in accordance with FASB ASC 320-10. When there are credit losses associated with, but we have no intention to sell, an impaired debt security, and it is more likely than not that we will not have to sell the security before recovery of its cost basis, we will separate the amount of impairment, or OTTI, between the amount that is credit related and the amount that is related to non-credit factors. Credit-related impairments are recognized in our consolidated statements of operations. Any non-credit-related impairments are recognized and reflected in other comprehensive income (loss).

Through the impairment assessment process, we determined that the available-for-sale securities discussed below were other-than-temporarily impaired at December 31, 2012. We recorded in our consolidated statements of operations for the year ended December 31, 2012 impairment credit losses of $77,000 on available-for-sale securities. The OTTI related to factors other than credit losses, in the aggregate amount of $1.8 million, was recognized as other comprehensive loss in our accompanying consolidated statement of financial condition.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents, for the year ended December 31, 2012, a roll-forward of OTTI in those instances when a portion of the OTTI was attributable to non-credit related factors and, therefore, was recognized in other comprehensive loss:

(Dollars in thousands)	Gross Other- Than- Temporary Impairments	Other-Than- Temporary Impairments Included in Other Comprehensive Loss	Net Other-Than- Temporary Impairments Included in Retained Earnings (Deficit)
Balance – December 31, 2010	$(2,666)	$(2,181)	$(485)
Changes for credit losses on securities for which an OTTI was not previously recognized	(41)	128	(169)

Balance – December 31, 2011	$(2,707)	$(2,053)	$(654)
Changes for credit losses on securities for which an OTTI was not previously recognized	131	208	(77)

Balance – December 31, 2012	$(2,576)	$(1,845)	$(731)

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

Based on our OTTI assessment process, we determined that there is one asset-backed security in our portfolio of securities held for sale that had become or was impaired as of December 31, 2012. This security is a multi-class, cash flow collateralized bond obligation backed by a pool of trust preferred securities issued by a diversified pool of 56 issuers consisting of 45 U.S. depository institutions and 11 insurance companies at the time of the security’s issuance in November 2007. We purchased $3.0 million face amount of this security in November 2007 at a price of 95.21% for a total purchase price of $2,856,420, out of a total of $363 million of this security sold at the time of issuance. The security that we own (CUSIP 74042CAE8) is the mezzanine class B piece security with a variable interest rate of 3 month LIBOR +60 basis points, which had a rating of Aa2/AA by Moody’s and Fitch at the time of issuance in 2007.

As of December 31, 2012 the amortized cost of this security was $2.2 million with a fair value of $900,000, for an unrealized loss of approximately $1.3 million. Currently, the security has a Ca rating from Moody’s and CC rating from Fitch and has experienced $47.5 million in defaults (13% of total current collateral) and $43.5 million in deferring securities (12% of total current collateral) from issuance to December 31, 2012. The security did not pay its scheduled fourth quarter interest payment. The Company is not currently accruing interest on this security. The Company estimates that the security could experience another $73.5 million in defaults before the issuer would not receive all of the contractual cash flows under this security. This analysis is based on the following assumptions: future default rates of 2%, prepayment rates of 1% until maturity, and 15% recovery of future defaults. With respect to this security, we have recognized impairment losses to earnings of $77,000, $169,000, and $199,000 for the years ended December 31, 2012, December 31, 2011 and December 31, 2010, respectively. Set forth below is additional information regarding impairment losses that we recognized in earnings for the year ended December 31, 2012:

Impairment Losses on OTTI Securities	For the Year Ended December 31,
(Dollars in thousands)	2012	2011	2010
Asset Backed Security	$(77)	$(169)	$(199)
Non Agency CMO	—	—	(87)

Total impairment loss recognized in earnings	$(77)	$(169)	$(286)

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We have made a determination that the remainder of our securities with respect to which there were unrealized losses as of December 31, 2012 are not other-than-temporarily impaired, because we have concluded that we have the ability to continue to hold those securities until their respective fair market values increase above their respective amortized costs or, if necessary, until their respective maturities. In reaching that conclusion we considered a number of factors and other information, which included: (i) the significance of each such security, (ii) the amount of the unrealized losses attributable to each such security, (iii) our liquidity position, (iv) the impact that retention of those securities could have on our capital position and (v) our evaluation of the expected future performance of these securities (based on the criteria discussed above).

6. Loans and Allowance for Loan Losses

The loan portfolio consisted of the following at:

	December 31, 2012		December 31, 2011
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial loans	$170,792	23.4%	$179,305	27.2%
Commercial real estate loans – owner occupied	165,922	22.7%	170,960	26.0%
Commercial real estate loans – all other	150,189	20.6%	121,813	18.5%
Residential mortgage loans – multi-family	105,119	14.4%	65,545	10.0%
Residential mortgage loans – single family	87,263	11.9%	68,613	10.4%
Construction loans	—	—	2,120	0.3%
Land development loans	24,018	3.3%	25,638	3.9%
Consumer loans	27,296	3.7%	24,285	3.7%

Gross loans	730,599	100.0%	658,279	100.0%

Deferred fee (income) costs, net	(461)		(690)
Allowance for loan losses	(10,881)		(15,627)

Loans, net	$719,257		$641,962

At December 31, 2012 and 2011, real estate loans of approximately $162 million and $161 million, respectively, were pledged to secure borrowings obtained from the Federal Home Loan Bank.

Allowance for Loan Losses

The allowance for loan losses (“ALL”) represents our estimate of credit losses inherent in the loan portfolio at the financial statement date. We employ economic models that are based on bank regulatory guidelines, industry standards and our own historical loan loss experience, as well as a number of more subjective qualitative factors, to determine both the sufficiency of the allowance for loan losses and the amount of the provisions that are required to be made to maintain the adequacy of the ALL.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The ALL is first determined by analyzing all classified loans (graded as “Substandard” or “Doubtful” under our internal credit quality grading parameters) that are on non-accrual status for loss exposure on such loans and then establishing specific reserves, within the ALL, for such loans as needed. ASC 310-10 defines loan impairment as the existence of uncertainty concerning collection of all principal and interest in accordance with the contractual terms of a loan. For collateral dependent loans, impairment is typically measured by comparing the loan amount to the fair value of collateral, less estimated costs to sell, with a specific reserve established for any shortfall for the amount by which, if any, that the carrying value of the loan exceeds its fair value. Other methods can be used in estimating a loan impairment, including market prices and the present value of expected future cash flows discounted at the loan’s original interest rate.

On a quarterly basis, we utilize a classification migration model and analytical loan review tools as starting points for determining the adequacy of the ALL for homogenous pools of loans that do not require the establishment of specific reserves within the ALL. Our loss migration analysis tracks a certain number of quarters of loan loss history and industry loss factors to determine historical losses for each homogenous group of loans, except certain consumer loans. We then apply the calculated loss factors, by classification category, together with a qualitative factor based on external economic factors and internal assessments, to the outstanding loan balances in each homogenous group of loans. Our classification categories for our loans include “Pass,” “Special Mention,” “Substandard” and “Doubtful”. We also conduct individual loan review analysis, as part of the allowance for loan losses allocation process, applying specific monitoring policies and procedures in analyzing the existing loan portfolio. Set forth below is a summary of the Company’s activity in the ALL during the years ended:

	December 31,
	2012	2011	2010
	(In thousands)
Balance, beginning of year	$15,627	$18,101	$20,345
Provision for loan losses	1,950	(833)	8,288
Recoveries on loans previously charged off	1,878	1,095	3,033
Charged off loans	(8,574)	(2,736)	(13,565)

Balance, end of year	$10,881	$15,627	$18,101

At December 31, 2012, the ALL totaled $10.9 million, as compared to $15.6 million and $18.1 million at December 31, 2011 and 2010, respectively. We were able to reduce the ALL during 2012 primarily as a result of an improvement in the credit quality ratings of the loans in our loan portfolio. This improvement included a $14 million decline in substandard loans and a decline of $11 million in special mention loans during 2012. Net loan charge-offs improved over the historical loss periods, and changes in the composition of our loan portfolio to a greater proportion of real estate commercial loans, resulted in improvements to the loss factors used to assess the adequacy of the ALL.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Set forth below is information regarding loan balances and the related ALL, by portfolio type, as of and for the years ended December 31, 2012 and 2011.

(Dollars in thousands)	Commercial	Real Estate(1)	Construction and Land Development	Consumer and Single Family Mortgages	Total
ALL in the year ended December 31, 2012:
Balance at beginning of year	$8,908	$5,777	$316	$626	$15,627
Charge offs	(6,664)	(1,184)	(158)	(568)	(8,574)
Recoveries	1,657	198	—	23	1,878
Provision	2,439	(1,304)	90	725	1,950

Balance at end of year	$6,340	$3,487	$248	$806	$10,881

ALL balance at end of year related to:
Loans individually evaluated for impairment	$2,428	$—	$—	$—	$2,428

Loans collectively evaluated for impairment	$3,912	$3,487	$248	$806	$8,453

Loans balance at end of year:
Loans individually evaluated for impairment	$16,180	$21,918	$314	$839	$39,251
Loans collectively evaluated for impairment	154,612	399,312	23,704	113,720	691,348

Ending Balance	$170,792	$421,230	$24,018	$114,559	$730,599

ALL in the year ended December 31, 2011:
Balance at beginning of year	$10,017	$6,351	$830	$903	$18,101
Charge offs	(1,218)	(1,315)	(138)	(65)	(2,736)
Recoveries	1,067	3	—	25	1,095
Provision	(958)	738	(376)	(237)	(833)

Balance at end of year	$8,908	$5,777	$316	$626	$15,627

ALL Balance at end of year related to:
Loans individually evaluated for impairment	$1,648	$1,135	$—	$—	$2,783

Loans collectively evaluated for impairment	$7,260	$4,642	$316	$626	$12,844

Loans balance at end of year:
Loans individually evaluated for impairment	$5,140	$10,088	$2,597	$570	$18,395
Loans collectively evaluated for impairment	174,165	348,230	25,088	92,401	639,884

Ending Balance	$179,305	$358,318	$27,685	$92,971	$658,279

(1)	Excludes mortgage loans held for sale.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Credit Quality

The quality of the loans in the Company’s loan portfolio is assessed as a function of net credit losses and the levels of nonperforming assets and delinquencies, as defined by the Company. These factors are an important part of the Company’s overall credit risk management process and its evaluation of the adequacy of the ALL.

The following table provides a summary of the delinquency status of the Bank’s loans by portfolio type at December 31 2012 and 2011:

(Dollars in thousands)	30- 59 Days Past Due	60- 89 Days Past Due	90 Days and Greater	Total Past Due	Current	Total Loans Outstanding	Loans >90 Days and Accruing
At December 31, 2012
Commercial loans	$1,321	$778	$4,295	$6,394	$164,398	$170,792	$—
Commercial real estate loans – owner-occupied	—	—	3,232	3,232	162,690	165,922	—
Commercial real estate loans – all other	—	—	2,599	2,599	147,590	150,189	—
Residential mortgage loans – multi-family	—	—	—	—	105,119	105,119	—
Residential mortgage loans – single family	259	378	359	996	86,267	87,263	—
Construction loans	—	—	—	—	—	—	—
Land development loans	—	—	314	314	23,704	24,018	—
Consumer loans	—	—	—	—	27,296	27,296	—

Total	$1,580	$1,156	$10,799	$13,535	$717,064	$730,599	$—

At December 31, 2011
Commercial loans	$1,877	$159	$2,021	$4,057	$175,248	$179,305	$—
Commercial real estate loans – owner-occupied	—	2,016	—	2,016	168,944	170,960	—
Commercial real estate loans – all other	—	—	—	—	121,813	121,813	—
Residential mortgage loans – multi-family	—	859	—	859	64,686	65,545	—
Residential mortgage loans – single family	80	1,050	492	1,622	66,991	68,613	—
Construction loans	—	—	2,047	2,047	73	2,120	—
Land development loans	—	—	550	550	25,088	25,638	—
Consumer loans	—	—	—	—	24,285	24,285	—

Total	$1,957	$4,084	$5,110	$11,151	$647,128	$658,279	$—

As indicated above, loans 90 days or more delinquent increased by $5.7 million, to $10.8 million at December 31, 2012, from $5.1 million at December 31, 2011. That increase was primarily due to Chapter 11 bankruptcy filings by two borrowers with outstanding loans from us totaling $8.1 million. Loans 30 to 89 days delinquent declined by $3.3 million to $2.7 million at December 31, 2012, from $6.0 million at December 31, 2011. Loans outstanding increased by $72.3 million, or 11.0%, to $730.6 million at December 31, 2012, from $658.3 million at December 31, 2011, primarily attributable to increases in non-owner occupied commercial real estate loans and single and multi-family residential mortgage loans (which are not being held for sale).

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Generally, the accrual of interest on a loan is discontinued when principal or interest payments become more than 90 days past due, unless management believes the loan is adequately collateralized and it is in the process of collection. There were no loans 90 days or more past due and still accruing interest at December 31, 2012 or December 31, 2011. In certain instances, when a loan is placed on non-accrual status, previously accrued but unpaid interest is reversed against current income. Subsequent collections of cash are applied as principal reductions when received, except when the ultimate collectability of principal is probable, in which case interest payments are credited to income. Non-accrual loans may be restored to accrual status when principal and interest become current and full repayment is expected. The following table provides information with respect to loans on nonaccrual status, as of December 31, 2012 and 2011:

	December 31,
(Dollars in thousands)	2012	2011
Nonaccrual loans:
Commercial loans	$6,846	$4,702
Commercial real estate loans – owner occupied	3,232	2,016
Commercial real estate loans – all other	6,424	4,214
Residential mortgage loans – single family	839	570
Construction loans	—	2,047
Land development loans	314	550

Total	$17,655	$14,099

There were no multi-family residential mortgage loans and consumer loans on non-accrual status at December 31, 2012 or December 31, 2011.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company classifies its loan portfolio using internal credit quality ratings, as discussed above. The following table provides a summary of loans by portfolio type and the Company’s internal credit quality ratings as of December 31, 2012 and 2011.

	December 31,
(Dollars in thousands)	2012	2011	Increase (Decrease)
Pass:
Commercial loans	$146,952	$149,522	$(2,570)
Commercial real estate loans – owner occupied	162,689	148,380	14,309
Commercial real estate loans – all other	135,274	109,482	25,792
Residential mortgage loans – multi family	104,747	61,190	43,557
Residential mortgage loans – single family	84,237	66,631	17,606
Construction loans	—	73	(73)
Land development loans	12,461	16,758	(4,297)
Consumer loans	27,296	24,285	3,011

Total pass loans	$673,656	$576,321	$97,335
Special Mention:
Commercial loans	$2,381	$4,570	$(2,189)
Commercial real estate loans – owner occupied	—	6,826	(6,826)
Commercial real estate loans – all other	3,859	2,553	1,306
Residential mortgage loans – multi family	373	3,316	(2,943)
Residential mortgage loans – single family	990	1,014	(24)
Construction loans	—	—	—
Land development loans	8,201	8,330	(129)
Consumer loans	—	—	—

Total special mention loans	$15,804	$26,609	$(10,805)
Substandard:
Commercial loans	$21,347	$24,551	$(3,204)
Commercial real estate loans – owner occupied	3,232	15,754	(12,522)
Commercial real estate loans – all other	11,057	9,778	1,279
Residential mortgage loans – multi family	—	1,039	(1,039)
Residential mortgage loans – single family	2,036	968	1,068
Construction loans	—	2,047	(2,047)
Land development loans	3,355	550	2,805
Consumer loans	—	—	—

Total substandard loans	$41,027	$54,687	$(13,660)
Doubtful:
Commercial loans	$112	$662	$(550)
Commercial real estate loans – owner occupied	—	—	—
Commercial real estate loans – all other	—	—	—
Residential mortgage loans – multi family	—	—	—
Residential mortgage loans – single family	—	—	—
Construction loans	—	—	—
Land development loans	—	—	—
Consumer loans	—	—	—

Total doubtful loans	$112	$662	$(550)

Total Outstanding Loans, gross:	$730,599	$658,279	$72,320

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The disaggregation of the loan portfolio by risk rating as set forth in the table above reflects the following changes that occurred between December 31, 2012 and December 31, 2011:

•

Loans rated Pass increased by $97.4 million, or 16.9%, to $673.7 million at December 31, 2012, as compared to $576.3 million at December 31, 2011. That increase was primarily attributable to (i) new loans added to the loan portfolio during 2012, as net loans increased by $72.3 million, and (ii) net transfers to Pass of $3.2 million from Special Mention and $9.4 million from Substandard due to principal reduction payments received on those loans and the resumption of principal and interest payments in accordance with the contractual terms of the loans.

•

Loans rated Special Mention decreased by $10.8 million to $15.8 million at December 31, 2012, as compared to $26.6 million at December 31, 2011, primarily due to net transfers of $3.2 million of such loans to Pass and downgrades of $6.8 million of loans to Substandard.

•

Loans classified Substandard decreased by $13.7 million to $41.0 million at December 31, 2012 from $54.7 million at December 31, 2011. This decrease was primarily due to the foreclosure of $3.8 million of real estate loans and net transfers of $9.4 million of loans to Pass.

We analyzed the ALL at December 31, 2012 and determined that the credit risks inherent in our loan portfolio were lower than at December 31, 2011 and concluded that an ALL of $10.9 million was appropriate at December 31, 2012. That conclusion was based on a number of additional factors, including (i) improvements during 2012 in the financial condition and cash flows of borrowers which resulted in net transfers of $12.6 million in special mention and substandard loans to Pass, and (ii) changes in the composition of our loan portfolio to a greater proportion of real estate loans, which as a general matter require lower loan loss reserves than do commercial and other loans.

Impaired Loans

A loan generally is classified as impaired and placed on nonaccrual status when, in our opinion, principal or interest will not be collectible in accordance with the contractual terms of the loan agreement. We measure and reserve for impairments on a loan-by-loan basis, using either the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral if the loan is collateral dependent.

The following table sets forth information regarding nonaccrual loans and restructured loans, at December 31, 2012 and December 31, 2011:

	December 31,
(Dollars in thousands)	2012	2011
Impaired loans:
Nonaccruing loans	$12,018	$9,885
Nonaccruing restructured loans	5,637	4,214
Accruing restructured loans (1)	21,596	—
Accruing impaired loans	—	4,296

Total impaired loans	$39,251	$18,395

Impaired loans less than 90 days delinquent and included in total impaired loans	$28,452	$13,285

(1)	Please see Trouble Debt Restructing below for a description of accruing restructed loans at December 31, 2012.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below contains additional information with respect to impaired loans, by portfolio type, as of and for the years ended December 31, 2012 and 2011:

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance (a)	Average Recorded Investment	Interest Income Recognized
2012 Loans with no specific reserves established:
Commercial loans	$11,782	$12,770	$—	$7,733	$377
Commercial real estate loans – owner occupied	4,644	4,649	—	5,584	92
Commercial real estate loans – all other	17,274	17,317	—	10,893	703
Residential mortgage loans – multi-family	—	—	—	45	—
Residential mortgage loans – single family	839	1,033	—	1,050	41
Construction loans	—	—	—	—	—
Land development loans	314	318	—	424	33
Consumer loans	—	—	—	—	—
2012 Loans with specific reserves established:
Commercial loans	$4,398	$4,398	$2,428	$6,976	$221
Commercial real estate loans – owner occupied	—	—	—	—	—
Commercial real estate loans – all other	—	—	—	2,053	—
Residential mortgage loans – multi-family	—	—	—	—	—
Residential mortgage loans – single family	—	—	—	—	—
Construction loans	—	—	—	—	—
Land development loans	—	—	—	—	—
Consumer loans	—	—	—	—	—
2012 Total:
Commercial loans	$16,180	$17,168	$2,428	$14,709	$598
Commercial real estate loans – owner occupied	4,644	4,649	—	5,584	92
Commercial real estate loans – all other	17,274	17,317	—	12,946	703
Residential mortgage loans – multi-family	—	—	—	45	—
Residential mortgage loans – single family	839	1,033	—	1,050	41
Construction loans	—	—	—	—	—
Land development loans	314	318	—	424	33
Consumer loans	—	—	—	—	—
2011 Loans with no specific reserves established:
Commercial loans	$1,636	$2,361	$—	$1,395	$38
Commercial real estate loans – owner occupied	3,583	3,583	—	4,621	340
Commercial real estate loans – all other	96	96	—	3,420	3
Residential mortgage loans – multi-family	—	—	—	—	—
Residential mortgage loans – single family	570	581	—	790	15
Construction loans	2,047	2,215	—	621	—
Land development loans	550	554	—	632	11
Consumer loans	—	—	—	32	—
2011 Loans with specific reserves established:
Commercial loans	$3,503	$3,527	$1,648	$1,722	$203
Commercial real estate loans – owner occupied	2,016	2,016	659	3,015	48
Commercial real estate loans – all other	4,214	4,818	347	9,281	—
Residential mortgage loans – multi-family	180	180	129	45	14
Residential mortgage loans – single family	—	—	—	273	—
Construction loans	—	—	—	1,604	—
Land development loans	—	—	—	—	—
Consumer loans	—	—	—	—	—
2011 Total:
Commercial loans	$5,139	$5,888	$1,648	$3,117	$241
Commercial real estate loans – owner occupied	5,599	5,599	659	7,636	388
Commercial real estate loans – all other	4,310	4,914	347	12,701	3
Residential mortgage loans – multi-family	180	180	129	45	14
Residential mortgage loans – single family	570	581	—	1,063	15
Construction loans	2,047	2,215	—	2,225	—
Land development loans	550	554	—	632	11
Consumer loans	—	—	—	32	—

(a)	When the discounted cash flows, collateral value or market price equals or exceeds the recorded investment in the loan, then the loan does not require an allowance. This typically occurs when the impaired loans have been partially charged-off and/or there have been interest payments received and applied to the principal loan balance.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The ALL at December 31, 2012 included $2.4 million of reserves specifically allocated for $4.4 million in impaired loans, as compared to $2.8 million of reserves specifically allocated for $11.6 million of impaired loans at December 31, 2011. At December 31, 2012 and December 31, 2011 impaired loans totaled $34.9 million and $8.5 million, respectively, for which no reserves were specifically allocated, because payment of those loans was, in our judgment, sufficiently collateralized. Of the $34.9 million in impaired loans at December 31, 2012, for which no specific reserves were allocated, $2.4 million had been deemed impaired in prior quarters.

We had average investments in impaired loans of $34.8 million and $27.5 million during the years ended December 31, 2012 and December 31, 2011, respectively. The interest that would have been earned had the impaired loans remained current in accordance with their original terms was $1.5 million in 2012 and $672,000 in 2011.

Troubled Debt Restructurings

Pursuant to FASB ASU No. 2011-02, if a loan has been restructured or modified and the lender separately concludes that (i) the loan restructuring constitutes a concession, and (ii) the borrower is experiencing financial difficulties, the loan restructuring will be considered a troubled debt restructuring or a “TDR”. The modifications that we have historically extended to borrowers in loan restructurings have taken the form of changes in the amortization terms, reductions in the interest rates, the acceptance of interest only payments and, in limited cases, concessions to outstanding loan balances. A workout plan between a borrower and us is designed to provide a bridge for cash flow shortfalls in the near term being experienced by the borrower. If the borrower works through the near term issues, in most cases, the original contractual terms of the loan will be reinstated.

As of December 31, 2012, TDRs totaled $27.2 million, of which $21.6 million were accruing and $5.6 million were nonperforming. By comparison, there were no performing TDRs and $4.2 million of nonperforming TDRs outstanding at December 31, 2011. The $1.4 million increase in nonperforming TDRs during the year ended December 31, 2012 was primarily due to restructuring of six additional loans totaling $3.7 million, partially offset by $2.2 million of principal reductions on one TDR that was nonperforming at December 31, 2011. Loan modifications during the year ended December 31, 2012 consisted primarily of interest rate reductions on the loans. At December 31, 2012, s $2.4 million of specific reserves were allocated to two performing TDRs.

Additional information regarding performing and nonperforming TDRs at December 31, 2012 and 2011 is set forth in the following table.

	December 31, 2012
(Dollars in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	End of Period Balance
Performing
Commercial loans	4	$9,754	$9,754	$9,334
Commercial real estate – all other	4	10,897	10,897	10,849
Land development loans	1	1,429	1,429	1,412

	9	22,080	22,080	21,595
Nonperforming
Commercial loans	3	1,943	1,855	1,753
Commercial real estate – all other	2	6,814	6,685	3,825
Residential mortgage loans – single family	1	171	64	59

	6	8,928	8,604	5,637

Total Troubled Debt Restructurings	15	$31,008	$30,684	$27,232

	December 31, 2011
	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	End of Period Balance
Nonperforming
Commercial real estate-all other	1	4,942	4,818	4,214

Total troubled debt restructurings	1	$4,942	$4,818	$4,214

7. Mortgage Banking

Mortgage Loans Held for Sale (LHFS)

A summary of the unpaid principal balances of mortgage loans held-for-sale for which the fair value option has been elected, by type, is presented below:

	2012	2011
Government	$16,902	$15,797
Conventional	10,805	13,177
Jumbo	20,514	11,626
Fair value adjustment	2,269	1,326

Total mortgage loans held-for-sale at fair value	$50,490	$41,926

We did not have any delinquent or nonaccrual LHFS as of December 31, 2012.

Gains on LHFS for the years ended December 31, 2012 and 2011 are as follows:

	2012	2011
Gain on sale of mortgage loans	$48,441	$3,845
Premium from servicing retained loan sales	99	—
Unrealized gains (losses) from derivative financial statements	422	—
Realized gains (losses) from derivative financial instruments	(2,880)	—
Mark to market gain on LHFS	943	848
Direct origination (expenses) fees, net	(21,670)	1,563
Provision for repurchases	(791)	(61)

Total gain on LHFS	$24,564	$6,195

Repurchase Reserves

We maintain reserves for possible repurchases that we may be required to make of certain of the mortgage loans which we sell as a result of deficiencies or defects that may be found to exist in such loans. The following table sets forth information, for the years ended December 31, 2012 and 2011, with respect to such reserves:

	2012	2011
Beginning balance	$115	$54
Provision for repurchases	791	61
Settlements	—	—

Total repurchases reserve	$906	$115

The Company’s repurchase reserve for the mortgage banking division was established to cover returns of any premiums earned and administrative fees pertaining to the repurchase of mortgage loans that did not meet investor guidelines. We repurchased $1.2 million and $159,000 of loans in 2012 and 2011, respectively, by adjusting the gains on sale recorded for these loans. We review the repurchase reserves throughout the year for adequacy.

Mortgage Servicing Rights

We sometimes retain mortgage servicing rights on mortgage loans that we sell. Such rights represent the net positive cash flows generated from the servicing of such mortgage loans and we recognize such rights as assets on our statements of financial condition based on their estimated fair values. We receive servicing fees, less any subservicing costs, on the unpaid principal balances of such mortgage loans. Those fees are collected from the monthly payments made by the mortgagors or from the proceeds of the sale or foreclosure and liquidation of the underlying real property collateralizing the loans. We also generally receive various mortgagor-contracted fees, such as late charges, collateral reconveyance charges and nonsufficient fund fees. In addition, we generally are entitled to retain interest earned on funds held pending remittance (or float) related to its collection of principal, interest, taxes and insurance payments on the mortgage loans which we service. As of December 31, 2012 mortgage servicing rights totaled $2.8 million and are included in other assets in the accompanying consolidated statement of financial condition.

As of December 31, 2012 we were servicing approximately $456 million in principal amount of mortgage loans with the following characteristics:

Unpaid Principal Balance
Government	$396,951
Conventional	58,867

Total loans serviced	$455,818

At December 31, 2011, we were not servicing any mortgage loans that we had sold.

8. Fair Value Measurements

Fair Value Hierarchy. Under FASB ASC 820-10, we group assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

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

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table show the recorded amounts of assets and liabilities measured at fair value on a recurring basis at December 31, 2012 and 2011.

	At December 31, 2012
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Assets and Liabilities at Fair Value:
Investment securities available for sale
Mortgage backed securities issued by U.S. agencies	$78,446	$—	$78,446	$—
Collateralized mortgage obligations issued by non-agency	2,625	—	1,963	662
Asset back securities	900	—	—	900
Mutual funds	4,407	4,407	—	—

Total securities available for sale at fair value	86,378	4,407	80,409	1,562
Loans held for sale	55,809	—	55,809	—
Other assets – Mortgage servicing rights	2,801	—	—	2,801
Derivative assets – IRLC’s	580	—	—	580

Total assets measured at fair value on a recurring basis	$145,568	$4,407	$136,218	$4,943

Derivative liabilities – TBA securities	$(158)	$—	$(158)	$—

Total liabilities measured at fair value on a recurring basis	$(158)	$—	$(158)	$—

	At December 31, 2011
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Assets and Liabilities at Fair Value:
Investment securities available for sale
Mortgage backed securities issued by U.S. agencies	$134,126	$—	$134,126	$—
Municipal securities	6,443	—	6,443	—
Collateralized mortgage obligations issued by non agency	2,585	—	1,930	655
Asset back securities	380	—	—	380
Mutual funds	4,375	4,375	—	—

Total securities available for sale at fair value	147,909	4,375	142,499	1,035
Loans held for sale	41,926	—	41,926	—

Total assets at fair value on recurring basis	$189,835	$4,375	$184,425	$1,035

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The changes in Level 3 assets measured at fair value on a recurring basis are summarized as follows for the years ended December 31, 2012 and 2011:

(Dollars in thousands)
Balance of recurring Level 3 instruments at January 1, 2012	$1,035
Total gains or losses (realized/unrealized):	—
Included in earnings-realized (1)	(77)
Included in earnings-unrealized	—
Included in other comprehensive income	(1,265)
Purchases	—
Sales	—
Issuances	—
Settlements	5,250
Transfers in and/or out of Level 3	—

Balance of Level 3 assets at December 31, 2012	$4,943

(1)	Amount reported as an other than temporary impairment loss in the noninterest income portion of the income statement

(Dollars in thousands)
Balance of recurring Level 3 instruments at January 1, 2011	$1,243
Total gains or losses (realized/unrealized):	—
Included in earnings-realized (1)	(286)
Included in earnings-unrealized	—
Included in other comprehensive income	2,053
Purchases	—
Sales	—
Issuances	—
Settlements	(1,975)
Transfers in and/or out of Level 3	—

Balance of Level 3 assets at December 31, 2011	$1,035

(1)	Amount reported as other than temporary impairment loss in the noninterest income portion of the income statement.

The following is a description of valuation methodologies used for assets and liabilities recorded at fair value on a recurring basis.

Investment Securities Available for Sale. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 investments securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the- counter markets and money market funds. Level 2 investment securities include mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Securities classified as Level 3 include asset-backed securities in less liquid markets.

Loans Held for Sale (LHFS). Effective December 1, 2011, the Company elected to measure new LHFS at fair value. The remaining LHFS are carried at the lower of cost or market. Fair value is based on quoted market prices, if available, prices for other traded mortgage loans with similar characteristics, purchase commitments and bid information received from market participants. We classify those loans subject to recurring fair value adjustments as Level 2, given the meaningful level of secondary market activity for conforming mortgage loans.

        Mortgage Servicing Rights. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques that would incorporate assumptions that market participants would use in estimating the fair value of servicing. These assumptions might include estimates of prepayment speeds, discount rate, costs to service, escrow account earnings, contractual servicing fee income, prepayment and late fees, among other considerations. Mortgage servicing rights are considered a Level 3 measurement at December 31, 2012 and are included in other assets in the accompanying consolidated balance sheets.

Derivative Assets and Liabilities. The Company’s derivative assets and liabilities are carried at fair value as required by GAAP and are accounted for as free standing derivatives. The derivative assets are interest rate lock commitments (“IRLCs”) with prospective residential mortgage borrowers whereby the interest rate on the loan is determined prior to funding and the borrowers have locked in that interest rate. These commitments are determined to be derivative instruments in accordance with GAAP. The derivative liabilities are hedging instruments (typically TBA securities) used to hedge the risk of fair value changes associated with changes in interest rates relating to its mortgage loan origination operations. The Company hedges the period from the interest rate lock (assuming a fall-out factor) to the date of the loan sale. The estimated fair value is based on current market prices for similar assets and accordingly, the Company classifies its derivative assets and liabilities as Level 3 measurement at December 31, 2012 and such assets are included in other assets in the accompanying consolidated statement of financial condition.

The following descriptions present qualitative information about the valuation techniques and unobservable inputs applied to Level 3 fair value measurements for financial instruments measured at fair value on a recurring and non recurring basis at December 31, 2012.

Investment Securities Available for Sale. The valuation technique used for Level 3 investment securities is a discounted cash flow. Inputs considered in determining Level 3 pricing include, the securities anticipated prepayment rates, default rates, and the loss severity given a future default. Significant increases or decreases in any of those inputs in isolation would result in significantly lower or higher fair value measurement. In general, a change in the assumption regarding the probability of default is accompanied by a directionally similar change in the assumption used for the loss severity in an event of default. Prepayment rates are subject to change based on market conditions. For the asset backed security, the security was priced using an option adjusted discounted cash flow model. This discount margin of 6.5% was based on sector spreads and trading in related credit markets. A 2% constant default rate was presumed based on historical analysis and forward projection. A loss severity of 90% was based on low recovery expectations in this sector.

Mortgage Servicing Rights. The valuation technique used for Level 3 mortgage servicing rights is based upon market prices for similar instruments and an internal discounted cash flow model. The valuation model incorporates assumptions that market participants would use in estimating the fair value of servicing, the most significant of which include estimates of prepayment speeds of between 10% and 15%, and a discount rate of 12%. For mortgage servicing rights, a significant increase in discount rates would result in a significantly lower estimated fair value. The impact of changes in prepayment speeds would have differing impacts depending on the seniority or other characteristics of the instrument.

Derivative assets – IRLC’s. The valuation technique used for Level 3 IRLC’s is based on pricing of related loan instruments (which includes the value of servicing), which are Level 2 inputs, however also includes an estimate for a fall-out factor, otherwise known as the “pull-through” rate. A significant increase or decrease in pull-through rate assumptions would result in a significant increase or decrease in the fair value of IRLCs. The Company believes that the imprecision of an estimate could be significant.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Impaired Loans. FASB ASC 820-10 applies to loans measured for impairment in accordance with ASC 310-10, Accounting by Creditors for Impairment of a Loan, including impaired loans measured at an observable market price (if available), and at the fair value of the loan’s collateral (if the loan is collateral dependent). The fair value of an impaired loan is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance for possible losses represent loans for which the fair value of the expected repayments or collateral exceeds the recorded investments in such loans. When the fair value of the collateral is based on an observable market price or a current appraised value, we record the impaired loan at Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, we record the impaired loan at Level 3.

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

Information regarding assets measured at fair value on a nonrecurring basis is set forth in the table below.

	At December 31, 2012
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Assets at Fair Value:
Impaired loans	$39,251	$—	$17,476	$21,775
Loans held for sale not held at fair value	5,319	—	5,319	—
Other assets(1)	17,710	—	17,710	—

Total	$62,280	$—	$40,505	$21,775

(1)	Includes foreclosed assets

There were no transfers in or out of level 3 measurements for nonrecurring items during the twelve months ended December 31, 2012.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following methods and assumptions were used to estimate the fair value of financial instruments not previously discussed.

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

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Junior Subordinated Debentures. The fair value of the junior subordinated debentures is defined as the carrying amount. These securities are variable rate in nature and repriced quarterly.

Commitments to Extend Credit and Standby Letters of Credit. The fair value of commitments to extend credit and standby letters of credit, are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. These fees were not material in amount either at December 31, 2012, and 2011.

The estimated fair values and related carrying amounts of the Company’s financial instruments are as follows:

(Dollars in thousands)	December 31,
	2012		2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and cash equivalents	$128,208	$128,208	$96,467	$96,467
Interest-bearing deposits with financial institutions	2,423	2,423	1,423	1,423
Federal Reserve Bank and Federal Home Loan Bank stock	10,284	10,284	11,154	11,154
Securities available for sale	86,378	86,378	147,909	147,909
Loans held for sale	55,809	55,809	66,230	66,230
Loans, net	719,257	713,070	641,962	626,227
IRLC’s	580	580	136	136
Financial Liabilities:
Noninterest bearing deposits	170,259	170,259	164,382	164,382
Interest-bearing deposits	675,136	676,010	697,665	698,797
Borrowings	55,000	55,163	49,000	58,409
Junior subordinated debentures	17,527	17,527	17,527	17,527
TBA securities	158	158	—	—

Fair Value Option. The following table reflects the differences between the fair value carrying amount of LHFS measured at fair value under ASU 825 and the aggregate unpaid principal amount we are contractually entitled to receive at maturity.

December 31, 2012
(Dollars in thousands)	Fair Value Carrying Amount	Aggregate Unpaid Principal	Fair Value Carrying Amount Less Aggregate Unpaid Principal
Loans held for sale reported at fair value:
Total loans	$55,809	$55,329	$480
Nonaccrual loans	—	—	—
Loans 90 days or more past due and still accruing	—	—	—

The following table includes information for the derivative assets and liabilities for the periods presented:

		Total Gains (Losses)
	Notional Balance	For the Year Ended
	December 31, 2012	December 31, 2012(1)
Derivative assets - IRLC’s	$19,683	$544
Derivative liabilities - TBAs	44,000	(3,002)

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

December 31, 2012
(Dollars in thousands)	Loans Held for Sale at Fair Value
Changes in fair value included in net income:
Mortgage banking noninterest income	$943

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Premises and Equipment

The major classes of premises and equipment are as follows:

(Dollars in thousands)	December 31,
	2012	2011
Furniture and equipment	$8,045	$7,239
Leasehold improvements	1,795	1,773

	9,840	9,012
Accumulated depreciation and amortization	(8,478)	(8,035)

Total	$1,362	$977

The amount of depreciation and amortization included in operating expense was $506,000, $499,000 and $504,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

10. Deposits

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2012 and 2011 were $407 million and $418 million, respectively.

The scheduled maturities of time certificates of deposit at December 31, 2012 were as follows:

(Dollars in thousands)	At December 31, 2012
2013	$383,834
2014	89,419
2015	4,258
2016	2,677
2017 and beyond	733

Total	$480,921

11. Borrowings and Contractual Obligations

At December 31, 2012 and 2011, our borrowings and contractual obligations consisted of the following:

	December 31,
(Dollars in thousands)	2012	2011
Federal Home Loan advances—short-term	$20,000	$34,000
Federal Home Loan advances—long-term	35,000	15,000

	$55,000	$49,000

The table below sets forth the amounts (in thousands of dollars) of, the interest rates we pay on, and the maturity dates of these Federal Home Loan Bank borrowings. These borrowings had a weighted-average annualized interest rate of 0.82% for the year ended December 31, 2012.

Principal Amounts	Interest Rate	Maturity Dates	Principal Amounts	Interest Rate	Maturity Dates
(Dollars in thousands)
10,000	1.73%	February 19, 2013	5,000	0.48%	April 14, 2014
5,000	1.06%	August 9, 2013	5,000	0.48%	May 6, 2014
5,000	0.41%	November 5, 2013	3,000	0.64%	September 26, 2014
7,500	0.49%	March 3, 2014	4,500	0.78%	March 26, 2015
5,000	0.56%	March 26, 2014	5,000	0.76%	March 30, 2015

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2012, U.S. Agency and Mortgage Backed securities, U.S. Government agency securities, collateralized mortgage obligations with an aggregate fair market value of $10 million, and $153 million of residential mortgage and other real estate secured loans were pledged to secure these Federal Home Loan Bank borrowings, repurchase agreements, local agency deposits, and treasury, tax and loan accounts.

As of December 31, 2012, we had unused borrowing capacity of $58 million with the Federal Home Loan Bank. The highest amount of borrowings outstanding at any month-end during the year ended December 31, 2012 was $69 million.

As of December 31, 2011, we had $34 million of outstanding short-term borrowings and $15 million of outstanding long-term borrowings that we had obtained from the Federal Home Loan Bank. These borrowings had a weighted-average annualized interest rate of 1.19% for the year ended December 31, 2011.

As of December 31, 2011 we had unused borrowing capacity of $102 million with the Federal Home Loan Bank. The highest amount of borrowings outstanding at any month-end during the year ended December 31, 2011 was $114 million.

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

Set forth below are the respective principal amounts, in thousands of dollars, and certain other information regarding the terms of the Debentures that remained outstanding as of December 31, 2012 and 2011:

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

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Since July 2009 we have been required to obtain the prior approval of FRBSF to make interest payments on the Debentures. During the year ended December 31, 2012, we were unable to obtain regulatory approvals to pay, and it became necessary for us to defer, quarterly interest payments on the Debentures. We cannot predict when the FRBSF will approve our resumption of such interest payments and until such approval can be obtained it will be necessary for us to continue deferring interest payments on the Debentures. Since we have the right, under the terms of the Debentures, to defer interest payments for up to twenty (20) quarters, the deferrals of interest payments to date have not constituted, and any future deferrals of interest payments through January, 2015 will not constitute, a default under or with respect to the Debentures. However, if by that date we have not been able to obtain regulatory approval to pay all of the deferred interest payments, we would then be in default under the Debentures.

Under the Federal Reserve Board rulings, the borrowings evidenced by the Debentures, which are subordinated to all of our other borrowings that are outstanding or which we may obtain in the future, are eligible (subject to certain dollar limitations) to qualify and, at December 31, 2012 and 2011, $16.8 million of those Debentures qualified as Tier I capital, for regulatory purposes.

12. Loan and other Banking transactions with Board of Directors

In the ordinary course of our business, we conduct banking transactions with and make loans to and enter into loan commitments with members of our Board of Directors and certain of the businesses with which they are affiliated or associated. All such loans and loan commitments were made in accordance with applicable laws and government regulations and on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with persons of similar creditworthiness that are not affiliated with us and, when made, did not present any undue risk of collectibility.

The following is a summary of loan transactions with members of the Board of Directors and certain of their affiliates and associates:

	Year Ended December 31,
(Dollars in thousands)	2012(1)	2011(1)
Beginning balance	$6,100	$9,412
New loans granted	4,288	2,484
Principal repayments	(5,623)	(5,796)

Ending balance	$4,765	$6,100

(1)	Includes loans made to executive officers who are not also directors totaling $53,000 in 2012. No loans were made to any executive officers in 2011.

Deposits maintained by members of the Board of Directors and executive officers at the Bank totaled $1.1 million and $1.3 million at December 31, 2012 and 2011, respectively.

13. Income Taxes

The components of income tax expense (benefit) consisted of the following for the years ended December 31:

(Dollars in thousands)	2012	2011	2010
Current taxes:
Federal	$(93)	$103	$257
State	119	617	2

Total current taxes	26	720	259

Deferred taxes:
Federal	671	(5,282)	3,971
State	(3,661)	(1,871)	4,728

Total deferred taxes	(2,990)	(7,153)	8,699

Total income tax (benefit) expense	$(2,964)	$(6,433)	$8,958

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The reasons for the differences between the statutory federal income tax rates and our effective tax rates are summarized in the following table:

	Year Ended December 31,
	2012	2011	2010
Federal income tax based on statutory rate	34.0%	34.0%	(34.0)%
State franchise tax net of federal income tax benefit	7.5	6.8	(7.5)
Permanent differences	1.0	(1.5)	(4.7)
Other	(1.1)	—	1.0
Valuation allowance	(85.5)	(163.0)	255.2

Total income (benefit) tax expense	(44.1)%	(123.7)%	210.0%

We recognize deferred tax assets and liabilities using estimated future tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities, including net operating loss carry forwards. The components of our net deferred tax asset are as follows at:

(Dollars in thousands)	December 31,
	2012	2011
Deferred tax asset:
Allowance for loan losses	$4,575	$6,489
Other than temporary impairment on securities	301	46
State taxes	1	141
Capital loss	—	180
Deferred loan origination costs	195	307
Deferred compensation	1,239	1,101
Litigation reserve	644	669
Other accrued expenses	2,964	1,806
Charitable contributions	156	—
Reserve for unfunded commitments	75	75
Tax credits	44	193
State taxes net operating loss carry forward	2,259	2,257
Stock based compensation	654	634
Depreciation and amortization	64	111
Unrealized losses on securities and deferred compensation	633	841

Total deferred tax assets	13,804	14,850
Deferred tax liabilities:
Mortgage servicing rights	(2,086)	—

Total deferred tax liabilities	—	—

Valuation allowance	—	(6,743)

Total net deferred tax asset	$11,718	$8,107

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Between the fourth quarter of 2008 and the second quarter 2010, we concluded that it had become more likely than not that our taxable income in the foreseeable future would not be sufficient to enable us to realize our deferred tax assets and we recorded a valuation allowance aggregating $13.7 million against our deferred tax asset for the portion of the tax benefits which, based on our assessment, we were more likely, than not, to be unable to use prior to their expiration.

During the fourth quarter of 2011, due to a strengthening of economic conditions, an improvement in the quality of our loan portfolio, as reflected in declines in loan losses and loan delinquencies, and the earnings we were generating from operations, we determined that it had become more likely, than not, that we would be able to use approximately $7.0 million of the income tax benefits comprising our deferred tax asset to offset or reduce taxes in future years. As a result we reduced, by a corresponding amount, the valuation allowance that we had previously established against our deferred tax asset which resulted in the recognition of a non-cash income tax benefit for 2011 in the amount of $6.4 million.

Due to primarily to a continued strengthening of economic conditions and increases in our earnings, at June 30, 2012, we determined that it had become more likely than not that we would be able to use approximately $13.8 million of the income tax benefits comprising our deferred tax asset to offset or reduce taxes in future years. As a result we further reduced the valuation allowance that we had previously established against our deferred tax asset, which resulted in the recognition of a non-cash income tax benefit for the second quarter of 2012 in the amount of $5.0 million.

We file income tax returns with the U.S. federal government and the state of California. As of December 31, 2012, we were subject to examination by the Internal Revenue Service with respect to our U.S. federal tax returns for the years from 2008 to 2011, inclusive. As of December 31, 2012, we were subject to examination by the Franchise Tax Board with respect to our California state income tax returns for the years from 2008 to 2011, inclusive. We do not believe there will be any material adverse changes in our unrecognized tax benefits over the next 12 months.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net operating losses (“NOLs”) on U.S. federal income tax returns for tax years 2010 and 2011 may be carried back 5 years and forward 20 years. We filed an amended prior year U.S. federal tax return for the tax year 2010 to carryback the U.S. federal NOLs for 5 years. NOLs on our California state income tax returns for tax years 2009 and 2010 may be carried forward 20 years. However, the state of California has suspended net operating carryover deductions for the period from 2008 through 2011, inclusive, although corporate taxpayers were permitted to compute and carryover their NOLs during that suspension period. Beginning in 2012, that suspension was lifted and California taxpayers became entitled to carryback losses for 2 years and carryforward losses for 20 years, As a result, by 2013, California’s rules applicable to NOLs will conform to the corresponding rules under the U.S. tax laws. We expect (although no assurance can be given) that we will generate taxable income in future years to use the California NOLs that were generated in prior years.

Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of tax expense. We did not have any accrued interest or penalties associated with any unrecognized tax benefits, and no interest expense was recognized during the years ended 2012 and 2011.

14. Stock-Based Employee Compensation Plans

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

Options to purchase a total of 1,566,965 shares of our common stock granted under the Previously Approved Plans were outstanding at December 31, 2012. Those Plans had provided that, if any of the outstanding options were to expire or otherwise terminate, rather than being exercised, the shares that had been subject to those options would become available for the grant of new options under those Plans. However, the 2010 Plan provides that if any of the outstanding options granted under the Previously Approved Plans expire or are terminated for any reason, then, the number of shares that would become available for grants or awards of equity incentives under the 2010 Plan would be increased by an equivalent number of shares, instead of becoming available for new equity incentive grants under the Previously Approved Plans. If all of the options that were outstanding under the Previously Approved Plans when the 2010 Plan was adopted were to expire or be cancelled, then the maximum number of shares that could be issued pursuant to equity incentives under the 2010 Plan would be 1,682,459 shares.

Stock options entitle the recipients to purchase common stock at a price per share that may not be less than 100% of the fair market value of the Company’s shares on the respective grant dates of the stock options. Restricted shares may be granted at such purchase prices, or outright, and on such other terms, including restrictions and Company repurchase rights, as are fixed by the Compensation Committee at the time awards of restricted shares are granted. SARs entitle the recipient to receive a cash payment in an amount equal to the difference between the fair market value of the Company’s shares on the date of vesting and a “base price” (which, in most cases, will be equal to fair market value of the Company’s shares on the date of grant), subject to the right of the Company to make such payment in shares of its common stock at their then fair market value. Options, restricted shares and SARs may vest immediately or in installments over various periods generally ranging up to five years, subject to the recipient’s continued employment or service or the achievement of specified performance goals, as determined by the Compensation Committee at the time it grants or awards the options, the restricted shares or the SARs. Stock options and SARs may be granted for terms of up to 10 years after the date of grant, but will terminate sooner upon or shortly after a termination of service occurring prior to the expiration of the term of the option or SAR. The Company will become entitled to repurchase some or all of the unvested restricted shares, at the same price that was paid for the shares by the recipient, if any, in the event of a termination of employment or service of the holder of such shares or if any performance goals specified in the award are not satisfied prior to the vesting of those shares. To date, the Company has not granted any restricted shares or any SARs.

Under FASB ASC 718-10, we recognize in our consolidated statements of operation the fair values of the options or any restricted shares that we grant as compensation cost over their respective service periods.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair values of the options that were outstanding at December 31, 2012 under the 2010 Plan or the Previously Approved Plans (collectively referred to as the “Plans”) were estimated as of their respective dates of grant using the Black-Scholes option-pricing model. The table below summarizes the weighted average assumptions used to determine the fair values of the options granted during the following periods:

	Twelve Months Ended December 31,
Assumptions with respect to:	2012	2011	2010
Expected volatility	47%	41%	34%
Risk-free interest rate	0.90%	2.34%	2.48%
Expected dividends	0.57%	0.26%	0.26%
Expected term (years)	4.2-7.6	6.5-8.2	6.9
Weighted average fair value of options granted during period	$2.48	$1.84	$1.26

The following table summarizes the stock option activity under the Company’s 2010 Plan and Previously Approved Plans (which are collectively referred as the “Plans”) during the years ended December 31, 2012, 2011 and 2010, respectively.

	Number of Shares	Weighted- Average Exercise Price Per Share	Number of Shares	Weighted- Average Exercise Price Per Share	Number of Shares	Weighted- Average Exercise Price Per Share
	2012		2011		2010
Outstanding – January 1,	1,153,741	$7.39	1,177,642	$7.57	1,162,744	$9.51
Granted	614,500	5.43	80,500	4.09	410,122	3.24
Exercised	(22,096)	3.40	—	—	—	—
Forfeited/Canceled	(179,180)	5.47	(104,401)	6.87	(395,224)	7.06

Outstanding – December 31,	1,566,965	6.90	1,153,741	7.39	1,177,642	7.57

Options Exercisable – December 31,	931,259	$8.07	801,692	$9.05	716,162	$10.04

Options to purchase 22,096 share of common stock were exercised during the year end December 31, 2012. There were no options exercised during either of the years ended December 31, 2011and December 31, 2010. The fair values of vested options at December 31, 2012, 2011 and 2010 were $443,000, $287,000 and $244,000, respectively.

The following table provides additional information regarding the vested and unvested options that were outstanding at December 31, 2012.

Options Outstanding as of December 31, 2012					Options Exercisable as of December 31, 2012(1)
	Vested	Unvested	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Shares	Weighted Average Exercise Price
$2.97 – $5.99	456,616	451,306	$4.13	8.17	456,616	$3.69
$6.00 – $9.99	25,200	184,400	6.76	8.80	25,200	7.40
$10.00 – $12.99	310,100	—	11.23	1.13	310,100	11.23
$13.00 – $17.99	119,843	—	15.10	2.61	119,843	15.10
$18.00 – $18.84	19,500	—	18.06	3.09	19,500	18.06

	931,259	635,706	$6.90	6.37	931,259	$8.07

(1)	The weighted average remaining contractual life of the options that were exercisable as of December 31, 2012 was 4.55 years.

The aggregate intrinsic values of options that were outstanding and exercisable under the Plans at December 31, 2012 and 2011 were $1.2 million and $31,000, respectively.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the status of the unvested options outstanding as of December 31, 2012, and changes in the number of shares subject to and in the weighted average grant date fair values of the unvested options during the year ended December 31, 2012, are set forth in the following table.

	Number of Shares Subject to Options	Weighted Average Grant Date Fair Value
Unvested at December 31, 2011	352,049	$1.43
Granted	614,500	2.48
Vested	(256,796)	1.72
Forfeited/Cancelled	(74,047)	1.50

Unvested at December 31, 2012	635,706	2.30

The aggregate amounts of stock based compensation expense recognized in our consolidated statements of operations for the years ended December 31, 2012, 2011 and 2010 were $484,000, $278,000 and $167,000 respectively, in each case net of taxes. At December 31, 2012, the weighted average period over which nonvested awards were expected to be recognized was 1.34 years.

The following table sets forth the compensation expense which, as of December 31, 2012, was expected to be recognized during the periods presented below in respect of non-vested stock options outstanding at December 31, 2012:

Estimated Stock Based Compensation Expense
(Dollars in thousands)
For the years ending December 31,
2013	$604
2014	484
2015	222
2016	23
2017	5

$1,338

15. Earnings Per Share (“EPS”)

Basic EPS excludes dilution and is computed by dividing net income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock that would then share in our earnings. For the years ended December 31, 2012, 2011 and 2010 outstanding options to purchase 992,343, 984,619 and 1,177,642 shares, respectively, were not considered in computing diluted earnings (loss) per common share because they were antidilutive. Also, 761,278 shares of common stock subject to stock purchase warrants were excluded from the computation of diluted earnings per common share for the year ended December 31, 2012 because the exercisability of those warrants is conditioned on the happening of certain future events.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table shows how we computed basic and diluted EPS for the years ended December 31, 2012, 2011 and 2010.

(In thousands, except per share data)	For the twelve months ended December 31,
	2012	2011	2010
Net income (loss)	$9,654	$11,632	$(13,954)
Accumulated declared dividend on preferred stock	(941)	—	—
Accumulated undeclared dividend on preferred stock	(17)	(440)	(1,075)

Net gain( loss) available for common shareholders (A)	$8,696	$11,192	$(15,029)

Weighted average outstanding shares of common stock (B)	15,386	11,361	10,435
Dilutive effect of employee stock options and warrants	2,289	10	—

Common stock and common stock equivalents (C)	17,675	11,371	10,435

Income (loss) per common share:
Basic (A/B)	$0.57	$0.99	$(1.44)
Diluted (A/C)	$0.55	$0.98	$(1.44)

16. Shareholders’ Equity

Preferred Stock.

Series A Preferred Stock. In August 2010, we completed a private offering to three limited number of accredited investors of shares of a newly authorized series of preferred stock, designated as the Company’s Series A Convertible 10% Cumulative Preferred Stock (the “Series A Shares”), at a price of $100.00 per Series A Share. We sold 126,550 Series A Shares in that private offering, raising a total of $12.655 million (before offering expenses). Cash dividends on the Series A Shares were payable if, as and when declared by the Board of Directors out of funds legally available therefor at a rate equal to 10% of the issue price per annum of the Series A Shares and, if not declared, would accumulate until paid. Unless and until any accrued but unpaid dividends on the Series A Shares were paid, no cash dividends could be paid on the Company’s outstanding common stock. Effective July 1, 2011 the holders of 115,500 of the 126,500 shares of Series A Preferred Stock outstanding voluntarily converted their Series A Shares, at a conversion price of $7.65 per common share, into a total of 1,510,238 shares of common stock of the Company. At the same time the Company issued to those Series A holders a total of 328,100 additional shares of common stock in exchange for the waiver of their rights to receive the payment in cash of the undeclared dividends that had accumulated on those Series A Shares. As a result of the conversion of those Series A Shares, dividends on those shares ceased to accrue as of July 1, 2011 and only 11,000 shares of the Series A Shares remained outstanding.

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

Series B and Series C Preferred Stock. On August 26, 2011 we completed a sale of a total of 112,000 shares of a newly created Series B Convertible 8.4% Noncumulative Preferred Stock (the “Series B Shares”), at a price of $100.00 per share in cash, in a private placement to SBAV, LP (“SBAV”), which purchased 75,000 of those Shares, and to Carpenter Community Bancfund LP and Carpenter Community Bancfund-A LP (collectively the “Carpenter Funds”), which purchased a total of 37,000 of those Shares. We then contributed the net proceeds from the sale of those Series B Shares, totaling $11.2 million, to the Bank to enable it to increase the ratio of its adjusted tangible shareholders’ equity to its tangible assets above 9% and thereby meet the capital requirement under the DFI Order.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Series B Shares are convertible, at the option of the holders of those shares, at any time and from time to time, into shares of the Company’s common stock (“Conversion Shares”) at a conversion price of $5.32 per common share. Dividends on the Series B Shares are payable in cash at a rate of 8.4% per annum if, as and when declared by the Board of Directors. If, however, due to legal or regulatory restrictions, the Company is unable to pay cash dividends on the Series B Preferred Stock for two semi-annual dividend periods, then the Company is required to pay such dividends in shares of a newly created separate series of preferred stock, designated as the Company’s Series C 8.4% Noncumulative Preferred Stock (the “Series C Shares”). During the year ended December 31, 2012 Company issued 12,803 Series C Shares in lieu of accumulated declared and undeclared dividends on Series B Prefered Stock.

Sale of Common Stock to the Carpenter Funds. In February 2012, the Company and the Carpenter Funds entered into a stock purchase agreement pursuant to which the Carpenter Funds agreed to purchase, subject to certain conditions, $26.3 million of shares of Company common stock at a price equal to the greater of: (a) $6.26 per share, or (b) the book value per share of the Company’s common stock, as set forth or determined from the Company’s SEC periodic report last filed before the date on which the sale of the shares of common stock to the Carpenter Funds was consummated. That sale was consummated on April 23, 2012 at a price of $6.26 per share in cash. The NASDAQ closing price of the Company’s shares of common stock was $5.34 per share on April 20, 2012, the last trading day preceding the consummation of the sale of those shares to the Carpenter Funds. Upon consummation of this sale of shares of common stock, the Carpenter Funds became the Company’s largest shareholder, owning approximately 26% of its outstanding shares of common stock.

In connection with the above-described equity financing transactions, the Company:

(1) sold, for $44,055, warrants to SBAV to purchase, subject to certain conditions, up to 352,444 shares of Company common stock, also at an exercise price of $6.26 per share (the “SBAV Warrants”);

(2) sold, for $51,105, warrants to the Carpenter Funds to purchase, subject to certain conditions, an additional 408,834 shares of Company common stock at an exercise price of $6.26 per share (the “Carpenter Warrants”);

(3) entered into Investor Rights Agreements with SBAV and the Carpenter Funds which granted to SBAV and each of the Carpenter Funds the right to purchase (subject to certain exceptions) a pro-rata portion of any additional equity securities which the Company may sell during the succeeding four years, in order to enable each of them to maintain its percentage ownership interest in the Company.

(4) appointed, pursuant to those Investor Rights Agreements, Daniel A. Strauss as SBAV’s representative on the Boards of Directors of the Company and the Bank and Edward J. Carpenter, John Flemming and Michael P. Hoopis, as the representatives of the Carpenter Funds on the Boards of Directors of the Company and the Bank; and

(5) registered, for resale, under the Securities Act of 1933, (i) the Conversion Shares issuable on conversion of the Series B Shares, (ii) the shares of common stock purchased by the Carpenter Funds in April 2012 and (iii) the shares of common stock purchasable on exercise of the Carpenter Warrants and the SBAV Warrants.

The warrants are contingent an only exercisable to the extent that the Company completes an acquisition prior to April 23, 2016 of a bank with assets of at least $250 million.

FASB ASC 815-10-15 provides a scope exception for contracts such as warrants (that otherwise meet the definition of a derivative) issued by an entity that are both (i) indexed to its own stock and (ii) classified in stockholders’ equity. When this exception is satisfied, the financial instrument need not be recognized at fair value or (as applicable) separately accounted for as a liability. Rather, the warrants are accounted for by the issuer within stockholders’ equity. The Company’s warrants are indexed to its own stock as they are not subject to price protection, contain a contingency which is not based on an observable market or index, and can be settled in available registered shares.

Agreement to Sell $15 million of Shares of Common Stock to the Carpenter Funds in 2013. Effective February 27, 2013, the Company entered into a Common Stock Purchase Agreement which provides for the sale, subject to the receipt of required regulatory approvals and the satisfaction of certain other conditions, of up to a total of 2,222,222 shares of Company common stock, at a price of $6.75 per share in cash, to the Carpenter Funds. A summary of the terms of that Agreement is set forth in Note 22 below.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Payment of Cash Dividends by the Company. California laws place restrictions on the ability of California corporations to pay cash dividends on preferred or common stock. Subject to certain limited exceptions, a California corporation may pay cash dividends only to the extent of (i) the amount of its retained earnings or (ii) the amount by which the fair value of the corporation’s assets exceeds its liabilities. However, as described in Note 3, the FRB Written Agreement prohibits the Company from paying any cash dividends to any of its preferred or common shareholders without the prior approval of the FRBSF. Moreover, as discussed in Note 11, we have had to defer interest payments on our Junior Subordinated Debentures as a result of restrictions contained in the FRB Agreement. Under the terms of those debentures, we may not pay cash dividends on our common stock or preferred stock unless and until we have paid all of the deferred interest in full and thereafter make interest payments on the debentures as and when they become due. We cannot predict when we might be able to obtain FRBSF approval to resume paying interest on the Debentures or to pay cash dividends on the Series B Preferred Stock or our common stock in the future.

Payment of Dividends by the Bank to the Company. Generally, the principal source of cash available to a bank holding company consists of cash dividends from its bank subsidiaries. Under California law, the Board of Directors of the Bank may declare and pay cash dividends to the Company, which is its sole shareholder, subject to the restriction that the amount available for the payment of cash dividends may not exceed the lesser of (i) the Bank’s retained earnings or (ii) its net income for its last three fiscal years (less the amount of any dividends paid during such period). Cash dividends by the Bank to the Company in excess of that amount may be made only with the prior approval of the California Commissioner of Financial Institutions (“Commissioner”). If the Commissioner finds that the shareholders’ equity of the Bank is not adequate, or that the payment by the Bank of cash dividends to the Company would be unsafe or unsound for the Bank, the Commissioner can order the Bank not to pay such dividends.

The ability of the Bank to pay dividends is further restricted under the Federal Deposit Insurance Corporation Improvement Act of 1991, which prohibits an FDIC-insured bank from paying dividends if, after making such payment, the bank would fail to meet any of its minimum capital requirements. Under the Financial Institutions Supervisory Act and Federal Financial Institutions Reform, Recovery and Enforcement Act of 1989, federal banking regulators also have authority to prohibit FDIC-insured financial institutions from engaging in business practices which are considered to be unsafe or unsound. Under the authority of that Act, federal bank regulatory agencies, as part of their supervisory powers, generally require FDIC insured banks to adopt dividend policies which limit the payment of cash dividends much more strictly than do applicable state laws and, therefore, it is unlikely that the Bank would be permitted pay dividends in amounts that might otherwise, as a technical matter, be permitted under California law.

Moreover, the DFI Order prohibits the Bank from paying any cash dividends without the DFI’s prior approval, even if the payment of such dividends would otherwise be permitted under California law. As a result, it is not expected that the Bank will be permitted to pay cash dividends for the foreseeable future.

Stock Repurchase Program. In July 2005, the Company’s Board of Directors approved a share repurchase program, which authorized the Company to purchase up to two percent (2%), or approximately 200,000, of its outstanding common shares. That program provides for share repurchases to be made in the open market or in private transactions, in accordance with applicable SEC rules, when opportunities become available to purchase shares at prices believed to be attractive. The Company is under no obligation to repurchase any shares under the share repurchase program and the timing, actual number and value of shares that are repurchased by the Company under this program will depend on a number of factors, including the Company’s future financial performance and available cash resources, competing uses for its corporate funds, prevailing market prices of its common stock and the number of shares that become available for sale at prices that the Company believes are attractive, as well as any regulatory requirements applicable to the Company. Over the two years ended December 31, 2008, the Company purchased a total of 148,978 shares of its common stock in the open market under this program for an aggregate purchase price of approximately $1.4 million, which results in an average per share price of $9.30.

In October 2008, the Company’s Board of Directors approved a share repurchase program (the “2008 Share Repurchase Plan”) which authorized (but did not require) the Company to purchase up to $2 million of its shares of common stock. However, no shares have been repurchased under this Share Repurchase Plan.

The restrictions on the payment of cash dividends by the Company under the FRB Agreement also prohibit the Company from repurchasing any of its shares without the prior approval of the FRBSF. As a result, it is not expected that the Company will be permitted to repurchase any of its shares for the foreseeable future. See Note 3 above for additional information regarding the FRB Agreement.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. Commitments and Contingencies

Leases. The Company leases certain facilities and equipment under various non-cancelable operating leases, which generally include 2% to 6% escalation clauses in the lease agreements. Rent expense for the years ended December 31, 2012, 2011 and 2010 was $2.5 million, $2.2 million, and $2.4 million, respectively.

Future minimum non-cancelable lease commitments were as follows at December 31, 2012:

(Dollars in thousands)
2013	$2,278
2014	2,225
2015	1,662
2016	797
2017 and thereafter	18

Total	$6,980

Commitments. To meet the financing needs of our customers in the normal course of business, the Company is party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit and standby letters of credit. These commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements. At December 31, 2012 and 2011, the Company was committed to fund certain loans including letters of credit amounting to approximately $118 million and $121 million, respectively. The contractual amounts of credit-related financial instruments such as commitments to extend credit, credit-card arrangements, and letters of credit represent the amounts of potential accounting loss should the commitment be fully drawn upon, the customer were to default, and the value of any existing collateral securing the customer’s payment obligation becomes worthless.

We use the same credit policies in making commitments to extend credit and conditional obligations as we do for on-balance sheet instruments. Commitments generally have fixed expiration dates; however, since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. We evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if any, upon an extension of credit is based on management’s credit evaluation of the customer. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, residential real estate and income-producing commercial properties.

During the first quarter of 2012, we began selling a portion of our mortgage loan production directly to secondary market investors on a “mandatory commitment” basis, agreeing to sell a specified dollar amount of mortgage loans at an agreed-upon price within a specified timeframe in order to avail ourselves of more favorable pricing on loan sales to investors. In order to mitigate interest rate risk on loans subject to such mandatory commitments, when we lock the interest rate for the borrowers on those loans prior to funding, we enter into a mandatory commitment which locks the price at which we will sell those loans to investors. At the same time, we enter into a mortgaged backed-to-be announced (“TBA”) security. The mandatory commitment and the TBA security act as a hedge against market interest rate movements between the time the interest rate is locked and the loan is funded and sold in the secondary market. TBA securities are deemed to be derivatives and involve off-balance sheet financial risk from such securities. We are required to recognize any unrealized fair value gains or losses on these interest rate contacts and TBA security hedges, the amount of which will depend upon the values of the underlying financial instruments, which are affected by changes in market rates of interest rates. As of December 31, 2012, we recognized unrealized fair value gains from the interest rate contacts and TBA security hedges of $422,000. TBA securities pose credit risk for us if and to the extent that the institutional counterparties are unable to meet the terms of the agreements. We control counterparty credit risk by using multiple counterparties and limiting them to major financial institutions with investment grade credit ratings. In addition, we regularly monitor the potential risk of loss with any one party resulting from this type of credit risk.

The Company is required to purchase stock in the FRBSF in an amount equal to 6% of its capital, one-half of which must be paid currently with the balance due upon request.

The Bank is a member of the FHLB and therefore, is required to purchase FHLB stock in an amount equal to the lesser of 1% of the Bank’s real estate loans that are secured by residential properties, or 5% of total advances.

Litigation, Claims and Assessments. The Company is a defendant in or a party to a number of legal actions or proceedings that arise in the ordinary course of business. In some of these actions and proceedings, claims for monetary damages are asserted against the Company. In view of the inherent uncertainties involved, the Company generally is unable to predict the eventual outcome or the timing of the ultimate resolution of pending legal actions or proceedings.

        In accordance with applicable accounting guidance, the Company establishes an accrued liability for lawsuits or other legal proceedings when they present loss contingencies that are both probable and estimable. We estimate the any potential loss based upon currently available information and significant judgments and a variety of assumptions, and known and unknown uncertainties. Moreover, the facts and circumstances on which such estimates are based will change over time. Therefore, the amount of any losses we might incur in any lawsuits or other legal proceedings may exceed amounts which we had accrued based on our estimates and those estimates do not represent the maximum loss exposure that the Company may have in connection with any lawsuits or other legal proceedings.

Based on the Company’s evaluation of the lawsuits and other legal proceedings that were pending against us as of December 31, 2012, we do not believe that the outcomes in those suits or other proceedings will have, either individually or in the aggregate, a material adverse effect on our consolidated financial position, results of operations or cash flows. However, in light of the inherent uncertainties involved, some of which are beyond our control, and the very large or indeterminate damages often sought in such legal actions or proceedings, an adverse outcome in one or more of these suits or proceedings could be material to the Company’s results of operations or cash flows for any particular reporting period.

Set forth below is a summary description of an ongoing legal proceeding which, depending on its eventual outcome, could have a material effect on our future financial condition, results of operations or cash flows.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Mark Zigner vs. Pacific Mercantile Bank, et al., filed in January, 2010, in the California Superior Court for the County of Orange (Case No. 0337433). This lawsuit was filed by plaintiff asserting that the Bank had wrongfully exercised its rights to recover borrowings owed by plaintiff to the Bank by setting off those borrowings against plaintiff’s deposit accounts with the Bank. The plaintiff also asserted certain related claims, including an alleged breach by the Bank of the covenant of good faith and fair dealing.

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

Following the entry of the final judgment by the trial court in February 2012, the Bank filed an appeal of the trial court’s rulings and the jury verdict, asserting that those rulings and the jury’s verdict were erroneous and that plaintiff is not entitled, as a matter of law, to an award of either compensatory or punitive damages. Because the appeals process has just begun, it is not possible at this time to predict, with any certainty, how the appellate courts will ultimately rule on our appeal. However, management believes that the judgment entered by the court against the Bank should be overturned on appeal.

Other Claims. We also are subject to legal actions that arise from time to time in the ordinary course of our business. Currently there are no such pending legal proceedings that we believe will become material to our financial condition or results of operations.

18. Employee Benefit Plans

The Company has a 401(k) plan that covers substantially all full-time employees. That plan permits voluntary contributions by employees, a portion of which are sometimes matched by the Company. The Company’s expenses relating to its contributions to the 401(k) plan for the years ended December 31, 2012, 2011 and 2010 were $297,000, $19,000, and $79,000, respectively.

In January 2001 the Company established an unfunded Supplemental Retirement Plan (“SERP”) for its President and CEO, Raymond E. Dellerba. The SERP was amended and restated in April 2006 to comply with the requirements of new Section 409A of Internal Revenue Code. The SERP provides that, subject to meeting certain vesting requirements described below, upon reaching age 65 Mr. Dellerba will become entitled to receive 180 equal successive monthly retirement payments, each in an amount equal to 60% of his average monthly base salary during the three years immediately preceding his reaching 65 years old (the “Monthly SERP Benefit”). Mr. Dellerba’s right to receive that Benefit vests monthly during the term of his employment at a rate equal to 1.5 monthly retirement payments for each month until fully vested.

The Company follows FASB ASC 715-30-35, which requires us to recognize in our balance sheet the funded status of any post-retirement plans that we maintain and to recognize, in other comprehensive income, changes in funded status of any such plans in any year in which changes occur.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The changes in the projected benefit obligations under the SERP during 2012, 2011 and 2010, its funded status at December 31, 2012, 2011 and 2010, and the amounts recognized in our consolidated statements of financial condition at each of those dates were as follows:

	At December 31,
(Dollars in thousands)	2012	2011	2010
Change in benefit obligation:
Benefit obligation at beginning of period	$2,641	$2,315	$2,077
Service cost	208	200	192
Interest cost	166	148	137
Participant contributions	—	—	—
Plan amendments	—	—	—
Combination/divestiture/curtailment/settlement/termination	—	—	—
Actuarial loss/(gain)	27	(22)	(91)
(Benefits paid)	—	—	—

Benefit obligation at end of period	$3,042	$2,641	$2,315

Funded status:	—	—	—
Amounts recognized in the Statement of Financial Condition
Unfunded accrued SERP liability—current	$—	$—	$—
Unfunded accrued SERP liability—noncurrent	(3,042)	(2,641)	(2,315)

Total unfunded accrued SERP liability	$(3,042)	$(2,641)	$(2,315)

Net amount recognized in accumulated other comprehensive income
Prior service cost/(benefit)	$1	$16	$31
Net actuarial loss/(gain)	29	(51)	(35)

Total net amount recognized in accumulated other comprehensive income	$30	$(35)	$(4)
Accumulated benefit obligation	$2,975	$2,606	$2,225
Components of net periodic SERP cost year to date:
Service cost	$208	$200	$192
Interest cost	166	148	137
Expected return on plan assets	—	—	—
Amortization of prior service cost/(benefit)	15	15	15
Amortization of net actuarial loss/(gain)	(53)	(6)	15

Net periodic SERP cost	$336	$357	$359

Recognized in other comprehensive income year to date:
Prior service cost/(benefit)	$—	$—	$—
Net actuarial loss/(gain)	27	(22)	(91)
Amortization of prior service cost/(benefit)	(15)	(15)	(15)
Amortization of net actuarial loss/(gain)	53	6	(15)

Total recognized year to date in other comprehensive (loss) income	$65	$(31)	$(121)

Assumptions as of December 31,:
Assumed discount rate	6.00%	6.00%	6.25%
Rate of compensation increase	4.00%	4.00%	4.00%

As of December 31, 2012, $1.5 million benefits are expected to be paid in the next five years and a total of $1.5 million of benefits are expected to be paid from year 2018 to year 2023. In 2013, $224,000 is expected to be recognized in net periodic benefit cost.

Mr. Dellerba reached the age of 65 in January 2013 and, as a result, a monthly benefit payment under the SERP to Mr. Dellerba commenced on February 1, 2013.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. Regulatory Matters and Capital/Operating Plans

The Company and the Bank are subject to various regulatory capital requirements administered by the federal and state banking agencies. A failure to meet minimum capital requirements is likely to lead to the imposition by federal and state regulators of (i) certain requirements, such as an order requiring additional capital to be raised, and (ii) operational restrictions that could have a direct and material adverse effect on operating results. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Also, as a result of the Written Agreement issued in August 2010, the Company is taking actions designed to maintain capital and return the Company to profitability, including, among others, strategy planning and budgeting, and capital and profit planning.

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). We believe that, as of December 31, 2012, the Company and the Bank met all capital adequacy requirements to which they are subject and have not been notified by any regulatory agency that would require the Company or the Bank to maintain additional capital.

The actual capital amounts and ratios of the Company and the Bank at December 31, 2012 and December 31, 2011 are presented in the following tables:

			Applicable Federal Regulatory Requirement
	Actual Capital		For Capital Adequacy Purposes		To be Categorized As Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total Capital to Risk Weighted Assets:
Company	$141,946	16.5%	$68,974	At least 8.0%	N/A	N/A
Bank	134,648	15.6%	68,969	At least 8.0%	$86,211	At least 10.0%
Tier 1 Capital to Risk Weighted Assets:
Company	$131,165	15.2%	$34,487	At least 4.0%	N/A	N/A
Bank	123,868	14.4%	34,484	At least 4.0%	$51,727	At least 6.0%
Tier 1 Capital to Average Assets:
Company	$131,165	12.1%	$43,219	At least 4.0%	N/A	N/A
Bank	123,868	11.5%	43,205	At least 4.0%	$54,006	At least 5.0%

			Applicable Federal Regulatory Requirement
	Actual Capital		For Capital Adequacy Purposes		To be Categorized As Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total Capital to Risk Weighted Assets:
Company	$109,884	13.4%	$65,543	At least 8.0%	N/A	N/A
Bank	109,603	13.4%	65,518	At least 8.0%	$81,898	At least 10.0%
Tier 1 Capital to Risk Weighted Assets:
Company	$99,168	12.1%	$32,771	At least 4.0%	N/A	N/A
Bank	99,308	12.1%	32,759	At least 4.0%	$49,139	At least 6.0%
Tier 1 Capital to Average Assets:
Company	$99,168	9.8%	$40,331	At least 4.0%	N/A	N/A
Bank	99,308	9.9%	40,298	At least 4.0%	$50,373	At least 5.0%

As the above tables indicate, at December 31, 2012 and 2011, the Bank (on a stand-alone basis) qualified as a “well-capitalized” institution, and the capital ratios of the Company (on a consolidated basis) exceeded the capital ratios mandated for bank holding companies, under federally mandated capital standards and federally established prompt corrective action regulations. Since December 31, 2012, there have been no events or circumstances known to us which have changed or which are expected to result in a change in the Company’s or the Bank’s classification as well-capitalized institutions.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20. Parent Company Only Information

Condensed Statements of Financial Condition

	December 31,
(Dollars in thousands)	2012	2011
Assets:
Due from banks and interest-bearing deposits with financial institutions	$12,576	$3,511
Investment in subsidiaries	129,331	100,646
Loans	—	39
Other assets	66	952

Total assets	$141,973	$105,148

Liabilities and shareholders’ equity:
Liabilities	$1,570	$997
Subordinated debentures	17,527	17,527
Shareholders’ equity	122,876	86,624

Total liabilities and shareholders’ equity	$141,973	$105,148

Condensed Statements of Operations

	Year Ended December 31,
(Dollars in thousands)	2012	2011	2010
Interest income	$136	$77	$113
Interest expense	(578)	(542)	(522)
Other expenses	(1,428)	(713)	(1,738)
Equity in undistributed earnings of subsidiaries	11,525	12,810	(11,807)

Net income (loss)	$9,655	$11,632	$(13,954)

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Statements of Cash Flows

	Year Ended December 31,
(Dollars in thousands)	2012	2011	2010
Cash Flows from Operating Activities:
Net income (loss)	$9,655	$11,632	$(13,954)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net decrease (increase) in other assets	203	358	(310)
Net decrease in deferred taxes	—	—	1,087
Stock-based compensation expense	483	278	167
Undistributed (income) loss of subsidiary	(11,525)	(12,810)	11,807
Net increase in interest payable	578	542	395
Net (decrease) increase in other liabilities	(5)	6	(73)

Net cash provided by (used in) operating activities	(611)	6	(881)

Cash Flows from Investing Activities:
Net decrease in loans	40	11	—

Net cash provided by investing activities	40	11	—
Cash Flows from Financing Activities:
Proceeds from sale of Common Stock	24,591	—	—
Common stock options exercised	1	—	—
Common stock warrants issued	44	—	—
Proceeds from sale of Series A and Series B Preferred Stock	—	8,747	4,605
Capital contribution to subsidiaries	(15,000)	(10,500)	(5,750)

Net cash provided by (used in) financing activities	9,636	(1,753)	(1,145)

Net increase (decrease) in cash and cash equivalents	9,065	(1,736)	(2,026)
Cash and Cash Equivalents, beginning of period	3,511	5,247	7,273

Cash and Cash Equivalents, end of period	$12,576	$3,511	$5,247

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21. Business Segment Information

The Company has two reportable business segments, the commercial banking division and the mortgage banking division, which began operations in the second quarter of 2010. The commercial bank segment provides small and medium-size businesses, professional firms and individuals with a diversified range of products and services such as various types of deposit accounts, various types of commercial and consumer loans, cash management services, and online banking services. The mortgage banking segment originates and purchases residential mortgages that, for the most part, are resold within 30 days to long-term investors in the secondary residential mortgage market.

Since the Company derives all of its revenues from interest and noninterest income and interest expense is its most significant expense, these two segments are reported below using net interest income (interest income less interest expense) and noninterest income (primarily net gains on sales of loans held for sale and fee income) for the years ended December 31, 2012, 2011 and 2010. The Company does not allocate general and administrative expenses or income taxes to the segments.

(Dollars in thousands)	Commercial	Mortgage	Other	Total
Net interest income for the period ended: December 31,
2012	$29,764	$3,949	$(442)	$33,271
2011	$32,103	$1,553	$(465)	$33,191
2010	$32,190	$1,057	$(409)	$32,838
Noninterest income for the period ended: December 31,
2012	$3,237	$25,256	$—	$28,493
2011	$2,107	$6,122	$—	$8,229
2010	$3,028	$3,739	$4	$6,771
Segment Assets at:
December 31, 2012	$940,748	$99,829	$13,024	$1,053,601
December 31, 2011	$840,549	$86,614	$97,389	$1,024,552

22. Subsequent Event

The Company entered into a Stock Purchase Agreement, effective as of February 27, 2013 (the “Stock Purchase Agreement”), providing for it to sell up to a total of 2,222,222 shares of its common stock, at a purchase price of $6.75 per share in cash, to Carpenter Community BancFund, L.P. and Carpenter Community BancFund-A, L.P. (collectively, the “Carpenter Funds”). The purchase price of $6.75 per share of common stock is equal to the Company’s tangible book value per share of common stock as of December 31, 2012.

The net proceeds from the sale of those shares, which will be approximately $15 million, will be contributed by the Company to capitalize a new wholly-owned asset management subsidiary, which will use those proceeds to fund the purchase of nonperforming loans and foreclosed real properties from the Bank. Following the purchase of those assets, the new asset management subsidiary will focus its efforts and resources principally on managing and disposing of those assets. By significantly reducing its nonperforming assets, the sale and transfer of those assets by the Bank to that subsidiary will result in improvements in the Bank’s financial condition and will reduce the costs it has been incurring in managing and disposing of those assets, which are expected to result in improvements in the Bank’s future financial performance. In addition, the proceeds from the sale of those assets will provide the Bank with additional financial resources that it plans to use to fund new loans and growth initiatives.

Consummation of the sale of the shares of common stock to the Carpenter Funds pursuant to the Stock Purchase Agreement remains subject to the satisfaction, by no later than April 15, 2013, of conditions customary for transactions of this nature and the condition that the Company and the Carpenter Funds will have obtained, by no later than May 15, 2013, federal bank regulatory approvals for the purchase by the Carpenter Funds of the shares of common stock and the purchase, by the Company’s new asset management subsidiary, of nonperforming assets from the Bank. There is no assurance that all of the conditions will be satisfied and, therefore, there can be no assurance that the sale of the $15 million of shares of common stock to the Carpenter Funds will be consummated.

        The Company has agreed that, if the sale of the shares of common stock to the Carpenter Funds is consummated pursuant to the Stock Purchase Agreement, it will register those shares for resale under the Securities Act of 1933, as amended, pursuant to a Registration Rights Agreement entered into by the Company and the Carpenter Funds in connection with their purchase of $26.3 million of shares of Company common stock in April 2012. Under that Agreement, the registration expenses will be borne by the Company.

        The Carpenter Funds currently own a total of approximately 28% of our voting stock and together constitute the Company’s largest shareholder. Upon the consummation of the transactions contemplated by the Stock Purchase Agreement, the Carpenter Funds will own approximately 34% of the Company’s voting stock. Further, as previously reported, pursuant to an investor rights agreement entered into by the Company with the Carpenter Funds in connection with their purchase of $26.3 million of shares of Company common stock in April 2012, three individuals designated by the Carpenter Funds were appointed to serve on the respective Boards of Directors of both the Company and the Bank.

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

As required by SEC rules, an evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness, as of December 31, 2012, of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2012, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Management’s Assessment of Internal Control over Financial Reporting

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, based on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design and the testing of the operational effectiveness of the Company’s internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

Based on that assessment, management determined that, as of December 31, 2012, Pacific Mercantile Bancorp maintained effective internal control over financial reporting.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is hereby incorporated by reference to Pacific Mercantile Bancorp’s definitive proxy statement, expected to be filed with the SEC on or before April 30, 2013, for its Annual Meeting of Shareholders.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item 11 is hereby incorporated by reference to Pacific Mercantile Bancorp’s definitive proxy statement, expected to be filed with the SEC on or before April 30, 2013, for its Annual Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except for the information below regarding our equity compensation plans, the information required by Item 12 is incorporated herein by reference from our definitive proxy statement expected to be filed with the SEC on or before April 30, 2013, for its Annual Meeting of Shareholders.

The following table provides information relating to our equity compensation plans as of December 31, 2012:

	Column A	Column B	Column C
	Number of Securities to be Issued on Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column A
Equity compensation plans approved by shareholders
Stock option and incentive plans	1,566,965	$6.90	115,494
Equity compensation plans not approved by shareholders	—	—	—

	1,566,965	$6.90	115,494

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 19th day of March 2013.

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

/S/ RAYMOND E. DELLERBA Raymond E. Dellerba	President, Chief Executive Officer and Director (Principal Executive Officer)	March 19, 2013

/S/ NANCY A. GRAY Nancy A. Gray	Senior Executive Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)	March 19, 2013

/s/ Edward J. Carpenter Edward J. Carpenter	Chairman of the Board and Director	March 19, 2013

/S/ GEORGE L. ARGYROS George L. Argyros	Director	March 19, 2013

/s/ John W. Clark John W. Clark	Director	March 19, 2013

/S/ WARREN T. FINLEY Warren T. Finley	Director	March 19, 2012

/S/ JOHN D. FLEMMING John D. Flemming	Director	March 19, 2013

/s/ Michael P. Hoopis Michael P. Hoopis	Director	March 19, 2013

/S/ ANDREW M. PHILLIPS Andrew M. Phillips	Director Director	March 19, 2013

/s/ Daniel A. Strauss Daniel A. Strauss	Director	March 19, 2013

/S/ JOHN THOMAS, M.D. John Thomas, M.D	Director	March 19, 2013

/S/ GARY M. WILLIAMS Gary M. Williams	Director	March 19, 2013

S-1

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

3.1	Articles of Incorporation of Pacific Mercantile Bancorp. (Incorporated by reference to the same numbered exhibit to the Company’s Registration Statement (No. 333-33452) on Form S-1 filed with the Commission on June 14, 2000.)

3.2	Certificate of Amendment of Articles of Incorporation of Pacific Mercantile Bancorp (Incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q dated August 14, 2001.)

3.3	Certificate of Amendment of Articles of Incorporation of Pacific Mercantile Bancorp (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated January 26, 2012 and filed with the Commission on February 1, 2012.)

3.4	Certificate of Determination of Rights, Preferences, Privileges and Restrictions of Series A Convertible 10% Cumulative Preferred Stock of Pacific Mercantile Bancorp. (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (No. 000-30777) dated October 6, 2010.)

3.5	Certificate of Amendment of Certificate of Determination of Rights, Preferences, Privileges and Restrictions of the Series A Convertible 10% Cumulative Preferred Stock of Pacific Mercantile Bancorp. (Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K dated January 26, 2012 and filed with the Commission on February 1, 2012.)

3.6	Certificate of Determination of Rights, Preferences, Privileges and Restrictions of the Series B Convertible 8.4% Noncumulative Preferred Stock of Pacific Mercantile Bancorp. (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (No. 000-30777) dated August 22, 2011.)

3.7	Certificate of Determination of Rights, Preferences, Privileges and Restrictions of the Series C 8.4% Noncumulative Preferred Stock of Pacific Mercantile Bancorp. (Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K (No. 000-30777) dated August 22, 2011.)

3.8	Pacific Mercantile Bancorp Bylaws, Amended and Restated as of December 17, 2007. (Incorporated by reference to the same numbered exhibit to the Company’s Current Report on Form 8-K (No. 000-30777) dated December 18, 2007.)

4.1	Specimen form of Pacific Mercantile Bancorp Common Stock Certificate. (Incorporated by reference to the same numbered exhibit to the Company’s Registration Statement (No. 333-33452) on Form S-1 filed with the Commission on June 14, 2000.)

4.2	Specimen form of Pacific Mercantile Bancorp Series B-1 Preferred Stock Certificate. (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (No. 000-30777) dated August 30, 2011.)

4.3	Specimen form of Pacific Mercantile Bancorp Series B-2 Preferred Stock Certificate. (Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K (No. 000-30777) dated August 30, 2011.)

10.1	Series B Preferred Stock Purchase Agreement. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (No. 000-30777) dated August 30, 2011.)

10.2	SBAV Investor Rights Agreement. (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K(No. 000-30777) dated August 30, 2011.)

10.3	Carpenter Investor Rights Agreement. (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (No. 000-30777) dated August 30, 2011.)

10.4	Registration Rights Agreement. (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K (No. 000-30777) dated August 30, 2011.)

10.6	Common Stock Purchase Agreement. (Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K (No. 000-30777) dated August 30, 2011.)

10.7	Form of Indemnification Agreement. (Incorporated by reference to Exhibit 10.1 to the Registration Statement (No. 333-177141) on Form S-8 dated October 3, 2011.)

E-1

Exhibit No.	Description of Exhibit

10.15	Pacific Mercantile Bancorp 2004 Stock Incentive Plan (Incorporated by reference to the same numbered exhibit to the Company’s Annual Report on Form 10-K (No. 000-30777) for the year ended December 31, 2006.)

10.16

Employment Agreement between Pacific Mercantile Bank and Raymond E. Dellerba, as amended and restated effective as of January 1, 2006. (Incorporated by reference to Exhibit 10.1 to a Current Report on Form 8-K dated

April 6, 2006.)

10.17	Supplemental Retirement Plan established by Pacific Mercantile Bank for Raymond E. Dellerba, as restated for purposes of Section 409A of the Internal Revenue Code as of April 6, 2007. (Incorporated by reference to Exhibit 10.2 to a Current Report on Form 8-K dated April 6, 2006.)

10.18	Pacific Mercantile Bancorp 2008 Equity Incentive Plan. (Incorporated by reference to Appendix A to the Company’s 2008 Definitive Proxy Statement filed with the Commission on April 18, 2008.)

10.19	Written Agreement dated August 31, 2011 between the Federal Reserve Bank of San Francisco and Pacific Mercantile Bancorp and Pacific Mercantile Bank. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (No. 000-30777) dated August 31, 2011.)

10.20	Final Order dated August 31, 2011 issued by the California Department of Financial Institutions to Pacific Mercantile Bank. (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (No. 000-30777) dated August 31, 2011.)

10.21	Pacific Mercantile 2010 Equity Incentive Plan. (Incorporated by reference to the Company’s 2010 Definitive Proxy Statement filed with the Commission on April 21, 2010.)

10.22	Stock Purchase Agreement effective as of February 27, 2013 by and between the Company and the Carpenter Funds. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated February 27, 2013 and filed with the Commission on March 5, 2013.

21	Subsidiaries of the Company

23.1	Consent of Squar, Milner, Peterson, Miranda & Williamson, LLP, Independent Registered Public Accounting Firm

24.1	Power of Attorney (contained on the Signature Page of Annual Report)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2004

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2004

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2004

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2004

E-2

Exhibit No.	Description of Exhibit

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

E-3