Form 10-Q
period 2013-03-31
PACIFIC MERCANTILE BANCORP
filed 2013-05-15
CIK 1109546

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

18,905,741 shares of Common Stock as of May 2, 2013

QUARTERLY REPORT ON FORM 10Q

FOR

THE QUARTER ENDED MARCH 31, 2013

		Page
Part I. Financial Information

Item 1.	Financial Statements (unaudited)

	Consolidated Statements of Financial Condition at March 31, 2013 and December 31, 2012	1

	Consolidated Statements of Operations for the Three Months ended March 31, 2013 and 2012	2

	Consolidated Statements of Comprehensive (Loss) Income for the Three Months ended March 31, 2013 and 2012	3

	Consolidated Statements of Cash Flows for the Three Months ended March 31, 2013 and 2012	4

	Consolidated Statement of Shareholders’ Equity for the Three Months ended March 31, 2013	5

	Notes to Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	34

Item 4T.	Controls and Procedures	60

Part II. Other Information

Item 1A.	Risk Factors	61

Item 6.	Exhibits	61

Signatures		S-1

Exhibit Index		E-1

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

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except per share data)

(Unaudited)

	March 31, 2013	December 31, 2012
ASSETS
Cash and due from banks	$15,513	$12,256
Interest bearing deposits with financial institutions	141,926	115,952

Cash and cash equivalents	157,439	128,208
Interest-bearing time deposits with financial institutions	2,423	2,423
Federal Reserve Bank and Federal Home Loan Bank Stock, at cost	9,604	10,284
Securities available for sale, at fair value	75,522	86,378
Loans held for sale at fair value	21,232	55,809
Loans (net of allowances of $11,018 and $10,881, respectively)	703,573	719,257
Other real estate owned	17,618	17,710
Accrued interest receivable	2,271	2,242
Premises and equipment, net	1,396	1,362
Other assets	32,702	30,268

Total assets	$1,023,780	$1,053,941

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$183,185	$170,259
Interest-bearing	632,408	675,136

Total deposits	815,593	845,395
Borrowings	45,000	55,000
Accrued interest payable	1,965	1,832
Other liabilities	9,420	11,311
Junior subordinated debentures	17,527	17,527

Total liabilities	889,505	931,065

Commitments and contingencies (Note 2)
Shareholders’ equity:
Preferred stock, no par value, 2,000,000 shares authorized:
Series A Convertible 10% Cumulative Preferred Stock, 155,000 shares authorized; no shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	—	—
Series B Convertible 8.4% Noncumulative Preferred Stock, 300,000 shares authorized; 112,000 issued and outstanding at March 31, 2013 and December 31, 2012; liquidation preference $100 per share, plus accumulated but undeclared dividends at March 31, 2013 and December 31, 2012	8,747	8,747
Series C Convertible 8.4% Noncumulative Preferred Stock, 300,000 shares authorized; 12,803 issued and outstanding at March 31, 2013 and December 31, 2012; liquidation preference $100 per share plus accumulated but undeclared dividends at March 31, 2013 and December 31, 2012	1,280	1,280
Common stock, no par value, 85,000,000 shares authorized; 18,905,741 and 16,677,419 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	127,969	112,792
Retained (deficit) earnings	(2,547)	622
Accumulated other comprehensive loss	(1,174)	(565)

Total shareholders’ equity	134,275	122,876

Total liabilities and shareholders’ equity	$1,023,780	$1,053,941

The accompanying notes are an integral part of these consolidated financial statements.

Part I. Item 1. (continued)

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except for shares and per share data)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Interest income
Loans, including fees	$8,519	$9,378
Securities available for sale and stock	370	877
Interest-bearing deposits with financial institutions	95	55

Total interest income	8,984	10,310
Interest expense
Deposits	1,403	2,052
Borrowings	223	243

Total interest expense	1,626	2,295

Net interest income	7,358	8,015
Provision for (recovery of) loan losses	1,150	(400)

Net interest income after provision for loan losses	6,208	8,415
Noninterest income
Total other-than-temporary impairment of securities	—	(25)
Less: Portion of other-than-temporary impairment losses recognized in other comprehensive loss	—	52

Net impairment loss recognized in earnings	—	(77)
Service fees on deposits and other banking services	196	233
Mortgage banking (including net gains on sales of loans held for sale)	1,589	4,531
Net gains on sale of securities available for sale	23	1,186
Net (loss) gain on sale of other real estate owned	—	(19)
Other	225	173

Total noninterest income	2,033	6,027
Noninterest expense
Salaries and employee benefits	6,117	5,617
Occupancy	666	652
Equipment and depreciation	629	398
Data processing	198	195
FDIC expense	546	614
Other real estate owned expense	2,117	1,824
Professional fees	1,666	1,226
Mortgage related loan expense	427	318
Provision for (recovery of) contingencies	(260)	339
Other operating expense	1,233	1,054

Total noninterest expense	13,339	12,237

(Loss) income before income taxes	(5,098)	2,205
Income tax (benefit) provision	(1,929)	823

Net (loss) income	(3,169)	1,382
Accumulated undeclared dividends on preferred stock	(296)	(234)

Net (loss) income allocable to common shareholders	$(3,465)	$1,148

(Loss) income per common share
Basic	$(0.21)	$0.09
Diluted	$(0.21)	$0.09
Weighted average number of common shares outstanding
Basic	16,732,774	12,396,367
Diluted	16,732,774	12,428,949

The accompanying notes are an integral part of these consolidated financial statements.

Part I. Item 1. (continued)

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Net (loss) income	$(3,169)	$1,382
Other comprehensive (loss) income net of tax:
Change in unrealized gain (loss) on securities available for sale	(629)	(352)
Change in net unrealized gain (loss) and prior service benefit on supplemental executive retirement plan	20	9

Total comprehensive (loss) income	$(3,778)	$1,039

The accompanying notes are an integral part of these consolidated financial statements

Part I. Item 1. (continued)

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Cash Flows From Operating Activities:
Net (loss) income	$(3,169)	$1,382
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	144	129
Provision for (recovery of) loan losses	1,150	(400)
Amortization of premium on securities	149	143
Net gains on sales of securities available for sale	(23)	(1,186)
Other than temporary impairment on securities available for sale	—	77
Net gains on sales of mortgage loans held for sale	(3,315)	(4,704)
Net mark-to-market on mortgage loans held for sale	1,582	(1,506)
Proceeds from sales and principal reductions of mortgage loans held for sale	88,265	134,177
Originations and purchases of mortgage loans held for sale	(57,480)	(144,236)
Net amortization of deferred fees and unearned income on loans	(87)	(136)
Net loss on sales of other real estate owned	—	19
Write down of other real estate owned	1,645	1,724
Stock-based compensation expense	155	77
Net mark-to-market loss on derivatives	40	(1,205)
Net mark to market gain on mortgage servicing rights	(595)	—
Changes in operating assets and liabilities:
Net (increase) decrease in accrued interest receivable	(29)	130
Net increase in other assets	(1,434)	(3,381)
Net increase (decrease) in deferred taxes	1,761	(602)
Net (increase) decrease in income taxes receivable	(3,472)	53
Net increase in accrued interest payable	133	22
Net increase (decrease) in other liabilities	(1,871)	1,119

Net cash provided by operating activities	23,549	(18,304)
Cash Flows From Investing Activities:
Net increase in interest-bearing time deposits with financial institutions	—	(130)
Maturities of and principal payments received on securities available for sale and other stock	5,328	4,129
Purchase of securities available for sale and other stock	—	(34,894)
Proceeds from sale of securities available for sale and other stock	6,164	135,619
Proceeds from sale of other real estate owned		1,192
Capitalized cost of other real estate owned	—	(337)
Net (increase) decrease in loans	13,068	(28,253)
Net decrease in loans held for sale	6,080	6,168
Purchases of premises and equipment	(178)	(161)

Net cash provided by investing activities	30,462	83,333
Cash Flows From Financing Activities:
Proceeds from sale of common stock	15,000	—
Net (decrease) increase in deposits	(29,802)	6,015
Net (decrease) increase in borrowings	(10,000)	5,000
Proceeds from exercise of common stock options	22	—

Net cash provided by (used in) financing activities	(24,780)	11,015
Net increase in cash and cash equivalents	29,231	76,044
Cash and Cash Equivalents, beginning of period	128,208	96,467

Cash and Cash Equivalents, end of period	$157,439	$172,511

Supplementary Cash Flow Information:
Cash paid for interest on deposits and other borrowings	$1,493	$2,273

Cash paid for income taxes	—	204

Non-Cash Investing Activities:
Transfer of loans into other real estate owned	$1,554	$2,047

Transfer of loans held for sale to loans held for investment	$—	$6,788

The accompanying notes are an integral part of these consolidated financial statements.

Part I. Item 1. (continued)

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Shares and dollars in thousands)

(Unaudited)

For The Three Months Ended March 31, 2013

	Series B and C Preferred Stock		Common Stock		Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total
	Number of Shares	Amount	Number of Shares	Amount
Balance at January 1, 2013	125	$10,027	16,677	$112,792	$622	$(565)	$122,876
Issuance of common stock	—	—	2,222	15,000	—	—	15,000
Common stock based compensation expense	—	—	—	155	—	—	155
Common stock options exercised	—	—	6	22	—	—	22
Net loss	—	—	—	—	(3,169)	—	(3,169)
Change in accumulated other comprehensive loss	—	—	—	—	—	(609)	(609)

Balance at March 31, 2013	125	$10,027	18,905	$127,969	$(2,547)	$(1,174)	$134,275

The accompanying notes are an integral part of this consolidated financial statement.

Part I. Item 1. (continued)

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements

(Unaudited)

1.	Nature of Business

Pacific Mercantile Bancorp (“PMBC”) is a bank holding company which, through its wholly owned subsidiary, Pacific Mercantile Bank (the “Bank”) is engaged in commercial banking and conducts a mortgage banking business in Southern California. PMBC is registered as a one bank holding company under the United States Bank Holding Company Act of 1956, as amended. The Bank is chartered by the California Department of Financial Institutions (the “DFI”) and is a member of the Federal Reserve Bank of San Francisco (“FRB”). In addition, the deposit accounts of the Bank’s customers are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to the maximum amount allowed by law. During the first quarter of 2013, PMBC organized a new wholly-owned subsidiary, PM Asset Resolution, Inc. (PMAR”) for the purpose of purchasing and collecting or disposing of certain non-performing assets comprised of non-performing loans and other real estate owned by the Bank. PMBC, the Bank and PMAR are sometimes referred to, together, in this report as the “Company” or as “we”, “us” or “our”.

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

2.	Significant Accounting Policies, Recent Accounting Pronouncements, Commitments and Contingencies

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all footnotes that would be required for a full presentation of our financial position, results of operations, changes in cash flows and comprehensive income (loss) in accordance with generally accepted accounting principles in the United States (“GAAP”). However, these interim financial statements reflect all adjustments (consisting of normal recurring adjustments and accruals) which, in the opinion of management, are necessary for a fair presentation of our consolidated financial position and results of operations for the interim periods presented. The Company has evaluated subsequent events through the date these interim unaudited consolidated financial statements are filed with the Securities and Exchange Commission, for transactions as events which may require adjustment to and/or disclosure.

These unaudited consolidated financial statements have been prepared on a basis consistent with prior periods and should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2012, and the notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2012 (our “2012 10-K”), as filed with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934. The Company evaluates subsequent events through the date of the filing with the SEC.

Our consolidated financial position at March 31, 2013, and the consolidated results of operations for the three months then ended, are not necessarily indicative of what our financial position will be at December 31, 2013, or of the results of our operations that may be expected for any other interim period or for the full year ending December 31, 2013.

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

Recent Accounting Pronouncements

In February 2013, the FASB issued ASU 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”, which requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective lines in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. The adoption of ASU No. 2013-02 did not have a material impact on the Company’s financial condition or results of operations but may impact the presentation of operations in future periods.

Commitments and Contingencies

Commitments

To meet the financing needs of our customers in the normal course of business, we are a party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements. At March 31, 2013, loan commitments and letters of credit totaled $119 million and $2 million, respectively. The contractual amount of a credit-related financial instrument such as a commitment to extend credit, a credit-card arrangement or a letter of credit represents the amounts of potential accounting loss should the commitment be fully drawn upon, the customer were to default, and the value of any existing collateral securing the customer’s payment obligation becomes worthless.

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

During the first quarter of 2012, we began selling a portion of our mortgage loan production directly to secondary market investors on a “mandatory commitment” basis, agreeing to sell a specified dollar amount of mortgage loans at an agreed-upon price within a specified timeframe in order to avail ourselves of more favorable pricing on mortgage loan sales to investors. In order to mitigate interest rate risk on loans subject to such mandatory commitments, when we locked the interest rate for the borrowers on those loans prior to funding, we locked the price to sell the loans to investors in a mandatory commitment and entered into a mortgage backed to-be-announced (“TBA”) security. The mandatory commitment and the TBA

2.	Significant Accounting Policies, Recent Accounting Pronouncements, Commitments and Contingencies (Cont,-)

security act as a hedge against market interest rate movements between the time the interest rate is locked and the loan is funded and sold in the secondary market. TBA securities are deemed to be derivatives and involve off-balance sheet financial risk. The contractual or notional amounts of the TBA securities are tied to the Bank’s loan origination volume and we bear a financial risk from such securities. The unrealized fair value losses from the interest rate contracts and TBA security hedges were $191,000 as of March 31, 2013. These gains or losses depend upon the value of the underlying financial instruments and are affected by market changes in interest rates.

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

Legal Proceedings

Mark Zigner vs. Pacific Mercantile Bank, et al., filed in January, 2010, in the California Superior Court for the County of Orange (Case No.0337433). This lawsuit was filed by plaintiff asserting that a set-off by the Bank of funds in plaintiff’s deposit accounts in the Bank’s efforts to recover borrowings owed to it by plaintiff was wrongful. The Plaintiff also asserted certain related claims, including an alleged breach by the Bank of the covenant of good faith and fair dealing.

The case was tried before a jury in August, 2011. However, before the case went to the jury for a decision, the trial judge ruled that the Bank had wrongfully exercised its set off rights and, based on that finding, the jury awarded plaintiff $100,000 of compensatory damages against for Bank and the jury later found that the Bank’s exercise of its set-off rights also constituted a wrongful conversion of plaintiff’s funds and awarded the plaintiff $150,000 in compensatory damages and $950,000 in punitive damages against the Bank. In addition, the trial court entered an award to plaintiff of his attorney’s fees and costs, in the amount of $762,000.

Following the entry of the final judgment by the trial court in February 2012, the Bank filed an appeal of the trial court’s rulings and the jury verdict, asserting that those rulings and the jury’s verdict were erroneous and that plaintiff is not entitled, as a matter of law, to an award of either compensatory or punitive damages. Although we believe that the judgment entered by the court against the Bank should be overturned on appeal, it is too early in the appellate process for us to predict, with any certainty, how the appellate courts will ultimately rule on our appeal.

Other Claims. We also are subject to legal actions that arise from time to time in the ordinary course of our business. Currently there are no such pending legal proceedings that we believe their resolution will be material to our financial condition or results of operations.

2.	Significant Accounting Policies, Recent Accounting Pronouncements, Commitments and Contingencies (Cont,-)

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

The Company and the Bank already have made substantial progress with respect to several of these requirements, including a requirement, achieved in August 2011, that the Bank raise additional capital to increase its ratio of adjusted tangible shareholders’ equity to its tangible assets to 9.0%. Additionally, both the Board and management are committed to achieving all of the requirements on a timely basis. However, a failure by the Company or the Bank to meet any of those remaining requirements could be deemed, by the FRB or the DFI, to be conducting business in an unsafe manner which could subject the Company or the Bank to further regulatory enforcement action.

3.	Fair Value Measurements

The following tables shows the recorded amounts of assets and liabilities measured at fair value on a recurring basis at March 31, 2013 and December 31, 2012:

	At March 31, 2013
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Investment securities available for sale
Mortgage backed securities issued by U.S. agencies	$67,780	$—	$67,780	$—
Collateralized mortgage obligations issued by non-agency	2,509	—	2,509	—
Asset backed securities	857	—	—	857
Mutual funds	4,376	4,376	—	—

Total securities available for sale at fair value	75,522	4,376	70,289	857
Loans held for sale	21,232	—	21,232	—
Other assets – Mortgage servicing rights	3,397	—	—	3,397
Derivative assets – IRLC’s	319	—	—	319

Total assets measured at fair value on a recurring basis	$100,470	$4,376	$91,521	$4,573

Derivative liabilities – TBA securities	$(87)	$—	$(87)	$—

Total liabilities measured at fair value on a recurring basis	$(87)	$—	$(87)	$—

	At December 31, 2012
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Investment securities available for sale
Mortgage backed securities issued by U.S. agencies	$78,446	$—	$78,446	$—
Collateralized mortgage obligations issued by non agency	2,625	—	1,963	662
Asset back securities	900	—	—	900
Mutual funds	4,407	4,407	—	—

Total securities available for sale at fair value	86,378	4,407	80,409	1,562
Loans held for sale	55,809	—	55,809	—
Other assets – Mortgage servicing rights	2,801	—	—	2,801
Derivative assets – IRLC’s	580	—	—	580

Total assets measured at fair value on a recurring basis	$145,568	$4,407	$136,218	$4,943

Derivative liabilities – TBA securities	$(158)	$—	$(158)	$—

Total liabilities measured at fair value on a recurring basis	$(158)	$—	$(158)	$—

3.	Fair Value Measurements (Cont,-)

The changes in Level 3 assets measured at fair value on a recurring basis are summarized in the following table:

(Dollars in thousands)	Investment Securities Available for Sale
Balance of recurring Level 3 instruments at January 1, 2013	$4,943
Total gains or losses (realized/unrealized):
Included in earnings-realized	—
Included in earnings-unrealized(1)	—
Included in other comprehensive income	(1,308)
Purchases	—
Sales	—
Issuances	—
Settlements	938
Transfers in and/or out of Level 3	—

Balance of Level 3 assets at March 31, 2013	$4,573

(1)	Amount reported as other than temporary impairment loss in the noninterest income portion of the accompanying consolidated statement of operations.

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

Mortgage Servicing Rights. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques that would incorporate assumptions that market participants would use in estimating the fair value of servicing. These assumptions might include estimates of prepayment speeds, discount rate, costs to service, escrow account earnings, contractual servicing fee income, prepayment and late fees, among other considerations. Mortgage servicing rights are considered a Level 3 measurement at March 31, 2013 and are included in other assets in the accompanying consolidated balance sheets.

Derivative Assets and Liabilities. The Company’s derivative assets and liabilities are carried at fair value as required by GAAP and are accounted for as free standing derivatives. The derivative assets are interest rate lock commitments (“IRLCs”) with prospective residential mortgage borrowers whereby the interest rate on the loan is determined prior to funding and the borrowers have locked in that interest rate. These commitments are determined to be derivative instruments in accordance with GAAP. The derivative liabilities are hedging instruments (typically TBA securities) used to hedge the risk of fair value changes associated with changes in interest rates relating to its mortgage loan origination operations. The Company hedges the period from the interest rate lock (assuming a fall-out factor) to the date of the loan sale. The estimated fair value is based on current market prices for similar assets plus a fall-out factor estimated by management and accordingly, the Company classifies its derivative assets and liabilities as Level 3 measurement at March 31, 2013 and such assets are included in other assets in the accompanying consolidated statement of financial condition.

3.	Fair Value Measurements (Cont,-)

The following descriptions present qualitative information about the valuation techniques and unobservable inputs applied to Level 3 fair value measurements for financial instruments measured at fair value on a recurring and non recurring basis at March 31, 2013.

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

Assets Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets.

Impaired Loans. Loans measured for impairment are measured at an observable market price (if available), or the fair value of the loan’s collateral (if the loan is collateral dependent). The fair value of an impaired loan may be estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance for loan losses represent loans for which the fair value of the expected repayments or collateral exceeds the recorded investments in such loans. When the fair value of the collateral is based on an observable market price or a current appraised value, we record the impaired loan at Level 2. When an appraised value is not available or we determine that the fair value of the collateral is further impaired below the appraised value and there is no observable market price, we record the impaired loan at Level 3.

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

3.	Fair Value Measurements (Cont,-)

Loans Held for Sale. Mortgage loans held for sale and funded prior to December 1, 2011 are carried at the lower of cost or market value. The fair value of these loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics. As such, the Company classifies loans subjected to nonrecurring fair value adjustments as Level 2.

Information regarding assets measured at fair value on a nonrecurring basis is set forth in the table below.

	At March 31, 2013
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Assets at Fair Value:
Impaired loans	$36,813	$—	$10,601	$26,212
Loans held for sale not held at fair value	21,232	—	21,232	—
Other assets(1)	17,618	—	17,618	—

Total	$75,663	$—	$49,451	$26,212

(1)	Includes foreclosed assets.

There were no transfers in or out of Level 3 measurements for nonrecurring items during the three months ended March 31, 2013.

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

3.	Fair Value Measurements (Cont,-)

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

Commitments to Extend Credit and Standby Letters of Credit. The fair value of commitments to extend credit and standby letters of credit, are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. These fees were not material in amount either at March 31, 2013, or December 31, 2012.

The estimated fair values and related carrying amounts of all of the Company’s financial instruments are as follows:

	At March 31, 2013
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$157,439	$157,439	$—	$—
Interest-bearing deposits with financial institutions	2,423	2,423	—	—
Federal Reserve Bank and Federal Home Loan Bank Stock	9,604	9,604	—	—
Investment securities available for sale
Mortgage backed securities issued by U.S. agencies	67,780	—	67,780	—
Collateralized mortgage obligations issued by non-agency	2,509	—	2,509	—
Asset backed securities	857	—	—	857
Mutual funds	4,376	4,376	—	—

Total securities available for sale at fair value	75,522	4,376	70,289	857
Loans held for sale	21,232	—	21,232	—
Loans, net	703,573	—	703,573	—
Other assets – Mortgage servicing rights	3,397	—	—	3,397
Derivative assets – IRLC’s	319	—	—	319

Total assets measured at fair value on a recurring basis	$973,509	$173,842	$795,094	$4,573

Noninterest bearing deposits	$(183,185)	$(183,185)	$—	$—
Interest-bearing deposits	(632,408)	(632,408)	—	—
Borrowings	(45,000)	(45,000)	—	—
Junior subordinated debentures	(17,527)	(17,527)	—	—
Derivative liabilities – TBA securities	(87)	—	(87)	—

Total liabilities measured at fair value on a recurring basis	$(878,207)	$(878,120)	$(87)	$—

	At December 31, 2012
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$128,208	$128,208	$—	$—
Interest-bearing deposits with financial institutions	2,423	2,423	—	—
Federal Reserve Bank and Federal Home Loan Bank Stock	10,284	10,284	—	—
Investment securities available for sale
Mortgage backed securities issued by U.S. agencies	78,446	—	78,446	—
Collateralized mortgage obligations issued by non agency	2,625	—	1,963	662
Asset back securities	900	—	—	900
Mutual funds	4,407	4,407	—	—

Total securities available for sale at fair value	86,378	4,407	80,409	1,562
Loans held for sale	55,809	—	55,809	—
Loans, net	719,257	—	719,257	—
Other assets – Mortgage servicing rights	2,801	—	—	2,801
Derivative assets – IRLC’s	580	—	—	580

Total assets measured at fair value on a recurring basis	$1,005,740	$145,322	$855,475	$4,943

Noninterest bearing deposits	$(170,259)	$(170,259)	$—	$—
Interest-bearing deposits	(675,136)	(675,136)	—	—
Borrowings	(45,000)	(45,000)	—	—
Junior subordinated debentures	(17,527)	(17,527)	—	—
Derivative liabilities – TBA securities	(158)	—	(158)	—

Total liabilities measured at fair value on a recurring basis	$(908,080)	$(907,922)	$(158)	$—

Fair Value Option. The following table reflects the differences between the fair value carrying amount of LHFS measured at fair value under ASU 825 and the aggregate unpaid principal amount we are contractually entitled to receive at maturity.

3.	Fair Value Measurements (Cont,-)

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

Loans Held for Sale at Fair Value	Three Months Ended March 31,
(Dollars in thousands)	2013	2012
Changes in fair value included in net income:
Mortgage banking noninterest income	$1,582	$1,451

March 31, 2013
(Dollars in thousands)	Fair Value Carrying Amount	Aggregate Unpaid Principal	Fair Value Carrying Amount Less Aggregate Unpaid Principal
Loans held for sale reported at fair value:
Total loans	$21,232	$20,131	$686
Nonaccrual loans	—	—	—
Loans 90 days or more past due and still accruing	—	—	—

Derivatives. The following table includes information for the derivative assets and liabilities for the periods presented:

		Total Gains (Losses)
	Notional Balance	For the Three Months Ended March 31, 2013(1)
(Dollars in thousands)	March 31, 2013
Derivative assets - IRLC’s	$10,347	$(262)
Derivative liabilities - TBAs	$18,495	$70

(1)	Amounts included in noninterest income – mortgage banking, within the accompanying consolidated statements of operations.

4.	Investment Securities Available For Sale

The following table sets forth the major components of securities available for sale and compares the amortized costs and estimated fair market values of, and the gross unrealized gains and losses on, these securities at March 31, 2013 and December 31, 2012:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Securities available for sale at March 31, 2013:
Mortgage backed securities issued by U.S. agencies(1)	$68,028	$246	$(494)	$67,780
Collateralized mortgage obligations issued by non-agency(1)	2,462	98	(51)	2,509
Asset backed securities(2)	2,247	—	(1,390)	857
Mutual funds(3)	4,376	—	—	4,376

Total securities available for sale	$77,113	$344	$(1,935)	$75,522

Securities available for sale at December 31, 2012:
Mortgage-backed securities issued by U.S. agencies(1)	$78,053	$553	$(160)	$78,446
Collateralized mortgage obligations issued by non-agency(1)	2,599	87	(61)	2,625
Asset backed securities(2)	2,247	—	(1,347)	900
Mutual funds(3)	4,407	—	—	4,407

Total securities available for sale	$87,306	$640	$(1,568)	$86,378

(1)	Secured by closed-end first lien 1-4 family residential mortgages.
(2)	Comprised of a security that represents an interest in a pool of trust preferred securities issued by U.S.-based banks and insurance companies.
(3)	Consists primarily of mutual fund investments in closed-end first lien 1-4 family residential mortgages.

4.	Investment Securities Available For Sale (Cont,-)

At March 31, 2013 and December 31, 2012, U.S. agency mortgage backed securities and collateralized mortgage obligations with an aggregate fair market value of $14 million and $10 million, respectively, were pledged to secure Federal Home Loan Bank borrowings, repurchase agreements, local agency deposits and Treasury, tax and loan accounts.

The amortized cost and estimated fair values of securities available for sale at March 31, 2013 and December 31, 2012, are shown in the table below by contractual maturities and historical prepayments based on the prior twelve months of principal payments. Expected maturities will differ from contractual maturities and historical prepayments, particularly with respect to collateralized mortgage obligations, primarily because prepayment rates are affected by changes in conditions in the interest rate market and, therefore, future prepayment rates may differ from historical prepayment rates.

	At March 31, 2013 Maturing in
(Dollars in thousands)	One year or less	Over one year through five years	Over five years through ten years	Over ten Years	Total
Securities available for sale, amortized cost	$10,893	$32,850	$19,829	$13,541	$77,113
Securities available for sale, estimated fair value	10,909	32,817	19,691	12,105	75,522
Weighted average yield	1.46%	1.58%	1.49%	1.40%	1.51%

	At December 31, 2012 Maturing in
(Dollars in thousands)	One year or less	Over one year through five years	Over five years through ten years	Over ten Years	Total
Securities available for sale, amortized cost	$11,679	$35,038	$24,738	$15,851	$87,306
Securities available for sale, estimated fair value	11,788	35,264	24,747	14,579	86,378
Weighted average yield	1.59%	1.62%	1.62%	1.43%	1.58%

The Company recognized net gains on sales of securities available for sale of $14,000, net of $9,000 of taxes, on sale proceeds of $6.2 million during the three months ended March 31, 2013 and $698,000, net of $488,000 of taxes, on sale proceeds of $136 million during the three months ended March 31, 2012.

The table below indicates, as of March 31, 2013, the gross unrealized losses and fair values of our investments, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	Securities with Unrealized Loss at March 31, 2013
	Less than 12 months		12 months or more		Total
Dollars in thousands	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Mortgage backed securities issued by U.S. agencies	34,896	(494)	39	—	34,935	(494)
Municipal securities	—	—	—	—	—	—
Collateralized mortgage obligations issued by non-agency	—	—	1,143	(51)	1,143	(51)
Asset backed securities	—	—	858	(1,390)	858	(1,390)

Total temporarily impaired securities	$34,896	$(494)	$2,040	$(1,441)	$36,936	$(1,935)

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

We recognize other-than-temporary impairments (“OTTI”) for our available-for-sale debt securities in accordance with ASC 320-10. When there are credit losses associated with an impaired debt security, but we have no intention to sell, and it is more likely, than not, that we will not have to sell the security before recovery of its cost basis, we will separate the amount of impairment, or OTTI, between the amount that is credit related and the amount that is related to non-credit factors. Credit-related impairments are recognized in our consolidated statements of operations. Any non-credit-related impairments are recognized and reflected in other comprehensive income (loss).

Through the impairment assessment process, we determined that the available-for-sale securities discussed below were other-than-temporarily impaired at March 31, 2013. We recorded no impairments of credit losses on available-for-sale securities in our consolidated statement of operations for the three months ended March 31, 2013. The OTTI related to factors other than credit losses, in the aggregate amount of $1.4 million, was recognized as other comprehensive loss in our balance sheet at March 31, 2013.

4.	Investment Securities Available For Sale (Cont,-)

The table below presents a roll-forward of OTTI where a portion attributable to non-credit related factors was recognized in other comprehensive loss for the three months ended March 31, 2013:

(Dollars in thousands)	Gross Other- Than- Temporary Impairments	Other-Than- Temporary Impairments Included in Other Comprehensive Loss	Net Other-Than Temporary Impairments Included in Retained Earnings (Deficit)
Balance – December 31, 2012	$(1,995)	$(1,264)	$(731)
Additions for credit losses on securities for which an OTTI was not previously recognized	(44)	(44)	—

Balance – March 31, 2013	$(2,039)	$(1,308)	$(731)

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

Based on our OTTI assessment process, we determined that there is one asset-backed security in our portfolio of securities held for sale that was impaired as of December 31, 2012. This security is a multi-class, cash flow collateralized bond obligation backed by a pool of trust preferred securities issued by a diversified pool of 56 issuers consisting of 45 U.S. depository institutions and 11 insurance companies at the time of the security’s issuance in November 2007. We purchased $3.0 million face amount of this security in November 2007 at a price of 95.21% for a total purchase price of $2.9 million, out of a total of $363 million of this security sold at the time of issuance. The security that we own (CUSIP 74042CAE8) is the mezzanine class B piece security with a variable interest rate of 3 month LIBOR +60 basis points, which had a rating of Aa2/AA by Moody’s and Fitch at the time of issuance in 2007.

As of March 31, 2013 the amortized cost of this security was $2.25 million with a fair value of $857,000, for an unrealized loss of approximately $1.4 million. As of March 31, 2013, the security had a Ca rating from Moody’s and CC rating from Fitch and had experienced $47.5 million in defaults (13.7% of total current collateral) and $43.5 million in deferring securities (12.6% of total current collateral) from issuance to March 31, 2013. The security did not pay its scheduled first quarter interest payment. We are not currently accruing interest on this security. We estimate that the security could experience another $73.5 million in defaults before the issuer would not receive all of the contractual cash flows under this security. This analysis is based on the following assumptions: future default rates of 2.4%, prepayment rates of 1% until maturity, and 15% recovery of future defaults. With respect to this security, we did not recognize any impairment losses to earnings during the first quarter of 2013; whereas we recognized $77,000 of impairment losses to earnings for the same period in 2012. Set forth below is additional information regarding impairment losses that we recognized in earnings for the three months ended March 31, 2013 and 2012:

Impairment Losses on OTTI Securities	For the Three Months Ended March 31,
(Dollars in thousands)	2013	2012
Asset Backed Security	$—	$77

Total impairment loss recognized in earnings	$—	$77

We have made a determination that the remainder of our securities with respect to which there were unrealized losses as of March 31, 2013 were not other-than-temporarily impaired, because we concluded that we had the ability to continue to hold those securities until their respective fair market values increase above their respective amortized costs or, if necessary, until their respective maturities. In reaching that conclusion we considered a number of factors and other information, which included: (i) the significance of each such security, (ii) the amount of the unrealized losses attributable to each such security, (iii) our liquidity position, (iv) the impact that retention of those securities could have on our capital position, and (v) our evaluation of the expected future performance of these securities (based on the criteria discussed above).

5.	Mortgage Banking

Mortgage Loans Held for Sale (LHFS), at fair value

A summary of the unpaid principal balances of mortgage loans held-for-sale (“LHFS”) for which the fair value option has been elected, by type, is presented below:

(Dollars in thousands)	At March 31, 2013	At December 31, 2012
Government	$7,306	$16,902
Conventional	4,491	10,805
Jumbo	7,936	20,514
Fair value adjustment	687	2,269

Total mortgage loans held-for-sale at fair value	$20,420	$50,490

We did not have any delinquent or nonaccrual LHFS as of December 31, 2012.

Gains on LHFS for the three months ended March 31, 2013 and 2012 are as follows:

(Dollars in thousands)	At March 31, 2013	At March 31, 2012
Gain on sale of mortgage loans	$3,910	$4,705
Premium from servicing retained loan sales	198	4
Unrealized gains (losses) from derivative financial statements	(191)	1,052
Realized gains (losses) derivative financial instruments	152	(36)
Mark-to-market (loss) gain on LHFS	(1,582)	1,326
Direct origination (expenses) fees, net	(979)	(2,883)
Provision for repurchases	(51)	(27)

Total gain on LHFS	$1,457	$4,141

Repurchase Reserves

We maintain reserves for possible repurchases that we may be required to make of certain of the mortgage loans which we sell due to deficiencies or defects that may be found to exist in such loans. The following table sets forth information, at March 31, 2013 and December 31, 2012, with respect to such reserves:

(Dollars in thousands)	At March 31, 2013	At December 31, 2012
Beginning balance	$906	$115
Provision for repurchases	51	791
Settlements	—	—

Total repurchases reserve	$957	$906

The Company’s repurchase reserve for the mortgage banking division was established to cover returns of any premiums earned and administrative fees pertaining to the repurchase of mortgage loans that did not meet investor guidelines. We did not repurchase any loans in the three months ended March 31, 2013 or three months ended March 31, 2012. We review the repurchase reserves throughout the year for adequacy.

5.	Mortgage Banking (Cont,-)

Mortgage Servicing Rights

We sometimes retain mortgage servicing rights on mortgage loans that we sell. Such rights represent the net positive cash flows generated from the servicing of such mortgage loans and we recognize such rights as assets on our statements of financial condition based on their estimated fair values. We receive servicing fees, less any subservicing costs, on the unpaid principal balances of such mortgage loans. Those fees are collected from the monthly payments made by the mortgagors or from the proceeds of the sale or foreclosure and liquidation of the underlying real property collateralizing the loans. We also generally receive various mortgagor-contracted fees, such as late charges, collateral reconveyance charges and nonsufficient fund fees. In addition, we generally are entitled to retain interest earned on funds held pending remittance (or float) related to its collection of principal, interest, taxes and insurance payments on the mortgage loans which we service. At March 31, 2013 and December 31, 2012, mortgage servicing rights totaled $3.3 million and $2.8 million, respectively, and are included in other assets in the accompanying consolidated statement of financial condition.

At March 31, 2013 and December 31, 2012, we were servicing approximately $492 million, and $456 million, respectively, in principal amount of mortgage loans with the following characteristics:

	Unpaid Principal Balance
(Dollars in thousands)	At March 31, 2013	At December 31, 2012
Government	$415,124	$396,951
Conventional	76,505	58,867

Total loans serviced	$491,629	$455,818

6.	Loans and Allowance for Loan Losses

The composition of the Company’s loan portfolio as of March 31, 2013 and December 31, 2012 was as follows:

	March 31, 2013		December 31, 2012
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial loans	$166,054	23.2%	$170,792	23.4%
Commercial real estate loans – owner occupied	158,156	22.1%	165,922	22.7%
Commercial real estate loans – all other	162,958	22.8%	150,189	20.6%
Residential mortgage loans – multi-family	100,703	14.1%	105,119	14.4%
Residential mortgage loans – single family	81,553	11.4%	87,263	11.9%
Land development loans	19,371	2.7%	24,018	3.3%
Consumer loans	26,122	3.7%	27,296	3.7%

Gross loans	714,917	100.0%	730,599	100.0%

Deferred fee (income) costs, net	(326)		(461)
Allowance for loan losses	(11,018)		(10,881)

Loans, net	$703,573		$719,257

At March 31, 2013 and December 31, 2012, real estate loans of approximately $156 million and $162 million, respectively, were pledged to secure borrowings obtained from the Federal Home Loan Bank.

6.	Loans and Allowance for Loan Losses (Cont,-)

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

The ALL is first determined by (i) analyzing all classified loans (graded as “Substandard” or “Doubtful” under our internal credit quality grading parameters—see below) on non-accrual status for loss exposure and (ii) establishing specific reserves as needed. ASC 310-10 defines loan impairment as the existence of uncertainty concerning collection of all principal and interest in accordance with the contractual terms of a loan. For collateral dependent loans, impairment is typically measured by comparing the loan amount to the fair value of collateral, less estimated costs to sell, with a specific reserve established for any “shortfall” amount. Other methods can be used in estimating impairment, including market price and the present value of expected future cash flows discounted at the loan’s original interest rate.

On a quarterly basis, we utilize a classification migration model and individual loan review analytical tools as starting points for determining the adequacy of the ALL for homogenous pools of loans that are not subject to specific reserve allocations. Our loss migration analysis tracks a certain number of quarters of loan loss history and industry loss factors to determine historical losses by classification category for each loan type, except certain consumer loans. We then apply these calculated loss factors, together with a qualitative factors based on external economic conditions and trends and internal assessments, to the outstanding loan balances in each homogenous group of loans, and then, using our internal credit quality grading parameters, we grade the loans as “Pass,” “Special Mention,” “Substandard” or “Doubtful”. We also conduct individual loan review analysis, as part of the allowance for loan losses allocation process, applying specific monitoring policies and procedures in analyzing the existing loan portfolios. Set forth below is a summary of the activity in the ALL during the following periods:

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012	Year Ended December 31, 2012
(Dollars in thousands)
Balance, beginning of period	$10,881	15,627	$15,627
Charged off loans	(1,485)	(1,670)	(8,574)
Recoveries on loans previously charged off	472	77	1,878
Provision for loan losses	1,150	(400)	1,950

Balance, end of period	$11,018	13,634	$10,881

6.	Loans and Allowance for Loan Losses (Cont,-)

Set forth below is information regarding loan balances and the related allowance for loan losses, by portfolio type, for the three months ended March 31, 2013, March 31, 2012, and the year ended December 31, 2012.

(Dollars in thousands)	Commercial	Real Estate(1)	Land Development	Consumer and Single Family Mortgages	Total
ALL for the three months ended March 31, 2013:
Balance at beginning of period	$6,340	$3,487	$248	$806	$10,881
Charge offs	(1,170)	(308)	(5)	(2)	(1,485)
Recoveries	400	1	54	17	472
Provision	1,280	(127)	(81)	78	1,150

Balance at end of period	$6,850	$3,053	$216	$899	$11,018

ALL balance at March 31, 2013 related to:
Loans individually evaluated for impairment	$2,400	$—	$—	$—	$2,400

Loans collectively evaluated for impairment	$4,450	$3,053	$216	$899	$8,618

Loans balance at March 31, 2013:
Loans individually evaluated for impairment	$14,347	$21,637	$—	$829	$36,813
Loans collectively evaluated for impairment	151,707	400,180	19,371	106,846	678,104

Ending Balance	$166,054	$421,817	$19,371	$107,675	$714,917

ALL for the three months ended March 31, 2012:
Balance at beginning of quarter	$8,908	$5,777	$316	$626	$15,627
Charge offs	(720)	(655)	(51)	(244)	(1,670)
Recoveries	73	1	0	3	77
Provision	(2,038)	1,240	0	398	(400)

Balance at end of quarter	$6,223	$6,363	$265	$783	$13,634

ALL balance at March 31, 2012 related to:
Loans individually evaluated for impairment	$1,481	$260	$—	$—	$1,741

Loans collectively evaluated for impairment	$4,742	$6,103	$265	$783	$11,893

Loans balance at March 31, 2012:
Loans individually evaluated for impairment	$8,056	$10,827	$539	$1,231	$20,653
Loans collectively evaluated for impairment	180,707	360,301	28,646	99,594	669,248

Ending Balance	$188,763	$371,128	$29,185	$100,825	$689,901

ALL for the year ended December 31, 2012:
Balance at beginning of year	$8,908	$5,777	$316	$626	$15,627
Charge offs	(6,664)	(1,184)	(158)	(568)	(8,574)
Recoveries	1,657	198	—	23	1,878
Provision	2,439	(1,304)	90	725	1,950

Balance at end of year	$6,340	$3,487	$248	$806	$10,881

ALL balance at end of year related to:
Loans individually evaluated for impairment	$2,428	$—	$—	$—	$2,428

Loans collectively evaluated for impairment	$3,912	$3,487	$248	$806	$8,453

Loans balance at end of year:
Loans individually evaluated for impairment	$16,180	$21,918	$314	$839	$39,251
Loans collectively evaluated for impairment	154,612	399,312	23,704	113,720	691,348

Ending Balance	$170,792	$421,230	$24,018	$114,559	$730,599

(1)	Excludes mortgage loans held for sale.

6.	Loans and Allowance for Loan Losses (Cont,-)

Credit Quality

The quality of the loans in the Company’s loan portfolio is assessed as a function of net credit losses and the amounts of nonperforming assets and delinquencies that occur within our loan portfolio. These factors are an important part of our overall credit risk management process and our evaluation of the adequacy of the ALL.

The following table provides a summary of the delinquency status of loans by portfolio type at March 31, 2013 and December 31, 2012:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater	Total Past Due	Current	Total Loans Outstanding	Loans >90 Days still Accruing Interest
March 31, 2013
Commercial loans	$4,637	$618	$2,935	$8,190	$157,864	$166,054	$—
Commercial real estate loans – owner-occupied	606	—	2,926	3,532	154,624	158,156	—
Commercial real estate loans – all other	5,497	—	2,117	7,614	155,344	162,958	—
Residential mortgage loans – multi-family	—	—	—	—	100,703	100,703	—
Residential mortgage loans – single family	—	—	735	735	80,818	81,553	—
Land development loans	—	—	—	—	19,371	19,371	—
Consumer loans	—	—	—	—	26,122	26,122	—

Total	$10,740	$618	$8,713	$20,071	$694,846	$714,917	$—

December 31, 2012
Commercial loans	$1,321	$778	$4,295	$6,394	$164,398	$170,792	$—
Commercial real estate loans – owner occupied	—	—	3,232	3,232	162,690	165,922	—
Commercial real estate loans – all other	—	—	2,599	2,599	147,590	150,189	—
Residential mortgage loans – multi-family	—	—	—	—	105,119	105,119	—
Residential mortgage loans – single family	259	378	359	996	86,267	87,263	—
Land development loans	—	—	314	314	23,704	24,018	—
Consumer loans	—	—	—	—	27,296	27,296	—

Total	$1,580	$1,156	$10,799	$13,535	$717,064	$730,599	$—

As the above table indicates, total past due loans increased by $6.5 million, to $20.1 million at March 31, 2013, from $13.5 million at December 31, 2012. Loans past due 90 days or more decreased by $2.1 million, to $8.7 million at March 31, 2013, from $10.8 million at December 31, 2012 primarily due to $1.6 million of real estate properties foreclosed during the quarter, resulting in the transfer of three loans to other real estate owned.

Between December 31, 2012 and March 31, 2013, loans 30-89 days past due increased by $8.6 million, primarily due to a $5.4 million commercial real estate loan relationship which is the subject of a payment dispute and a commercial loan relationship of $4.4 million of which a $1.0 million loan is under bankruptcy proceedings and risk graded “doubtful”.

6.	Loans and Allowance for Loan Losses (Cont,-)

Generally, the accrual of interest on a loan is discontinued when principal or interest payments become more than 90 days past due, unless management believes the loan is adequately collateralized and it is in the process of collection. There were no loans 90 days or more past due and still accruing interest at March 31, 2013 or December 31, 2012. In certain instances, when a loan is placed on non-accrual status, previously accrued but unpaid interest is reversed against current income. Subsequent collections of cash are applied as principal reductions when received, except when the ultimate collectability of principal is probable, in which case such payments are applied to accrued and unpaid interest, which is credited to income. Non-accrual loans may be restored to accrual status when principal and interest become current and full repayment is expected.

The following table provides information, as of March 31, 2013 and December 31, 2012, with respect to loans on nonaccrual status, by portfolio type:

	March 31, 2013	December 31, 2012
	(Dollars in thousands)
Nonaccrual loans:
Commercial loans	$6,060	$6,846
Commercial real estate loans – owner occupied	2,926	3,232
Commercial real estate loans – all other	3,947	6,424
Residential mortgage loans – single family	829	839
Land development loans	—	314

Total	$13,762	$17,655

At March 31, 2013 nonaccrual loans totaled to $13.8 million, down from $17.7 million at December 31, 2012, primarily due to (i) the restoration to accrual status of a $1.9 million commercial real estate-all other loan as a result of the resumption by the borrower of its loan payment obligations to us and (ii) the foreclosure of $1.6 million of commercial real estate-all other loans, in the first quarter of 2013.

6.	Loans and Allowance for Loan Losses (Cont,-)

The Company classifies its loan portfolio using internal credit quality ratings. The following table provides a summary of loans by portfolio type and the Company’s internal credit quality ratings as of March 31, 2013 and December 31, 2012, respectively.

(Dollars in thousands)	March 31, 2013	December 31, 2012	Increase (Decrease)
Pass:
Commercial loans	$142,364	$146,952	$(4,588)
Commercial real estate loans – owner occupied	155,229	162,689	(7,460)
Commercial real estate loans – all other	145,039	135,274	9,765
Residential mortgage loans – multi family	100,703	104,747	(4,044)
Residential mortgage loans – single family	78,543	84,237	(5,694)
Land development loans	11,212	12,461	(1,249)
Consumer loans	23,550	27,296	(3,746)

Total pass loans	$656,640	$673,656	$(17,016)

Special Mention:
Commercial loans	$2,263	$2,381	$(118)
Commercial real estate loans – owner occupied	—	—	—
Commercial real estate loans – all other	7,612	3,859	3,753
Residential mortgage loans – multi family	—	373	(373)
Residential mortgage loans – single family	988	990	(2)
Land development loans	8,160	8,201	(41)
Consumer loans	2,572	—	2,572

Total special mention loans	$21,595	$15,804	$5,791

Substandard:
Commercial loans	$20,353	$21,347	$(994)
Commercial real estate loans – owner occupied	2,926	3,232	(306)
Commercial real estate loans – all other	10,307	11,057	(750)
Residential mortgage loans – multi family	—	—	—
Residential mortgage loans – single family	2,022	2,036	(14)
Land development loans	—	3,355	(3,355)
Consumer loans	—	—	—

Total substandard loans	$35,608	$41,027	$(5,419)

Doubtful:
Commercial loans	$1,074	$112	$962
Commercial real estate loans – owner occupied	—	—	—
Commercial real estate loans – all other	—	—	—
Residential mortgage loans – multi family	—	—	—
Residential mortgage loans – single family	—	—	—
Land development loans	—	—	—
Consumer loans	—	—	—

Total doubtful loans	$1,074	$112	$962

Total Outstanding Loans, gross:	$714,917	$730,599	$(15,682)

6.	Loans and Allowance for Loan Losses (Cont,-)

As the above table indicates, the Company’s total loans approximated $715 million at March 31, 2013, a decrease of $16 million from $731 million at December 31, 2012. The disaggregation of the portfolio by risk rating in the table above reflects the following changes between December 31, 2012 and March 31, 2013:

•

Loans rated “pass” decreased $17.0 million to $656.6 million at March 31, 2013, from $673.6 million at December 31, 2012, due primarily to a $16 million decrease in total loans outstanding primarily as a result of principal paydowns/payoffs during the quarter ended March 31, 2013.

•

The loans rated “special mention” increased $5.8 million to $21.6 million at March 31, 2013 from $15.8 million at year-end 2012. The increase was primarily the result of downgrades of a $3.8 million commercial real estate loan and a $2.0 million consumer loan relationship.

•

Loans classified “substandard” decreased $5.4 million to $35.6 million at March 31, 2013, from $41.0 million at December 31, 2012, due primarily to a $2.0 million upgrade to “pass” of a commercial real estate loan which has performed according to terms over an extended period of time, a downgrade of a $1.0 million commercial loan to “doubtful” and the foreclosure and transfer to REO of $1.6 million of loans that had been classified as “substandard” at December 31, 2012.

•	Loans classified as “doubtful” increased by $1 million due to a downgrade from “substandard” of a commercial loan, due to a bankruptcy filing by the borrower.

At March 31, 2013, the ALL totaled approximately $11.0 million, or 1.54% of the loans then outstanding and loans outstanding stood at $715 million, a decrease of $16 million from $731 million at December 31, 2012. This decrease was primarily attributable to principal pay downs of loans classified “pass”. Despite the improvement in the overall risk categories, reserves are based on historical loss factors within the loss migration model, and those factors were slightly higher than in the fourth quarter ended December 31, 2012. Based on our assessment of asset quality and applicable bank regulatory guidelines, we believe the ALL was adequate to cover losses inherent in the loan portfolio as of March 31, 2013.

Impaired Loans

A loan is generally classified as impaired and placed on nonaccrual status when, in management’s judgment, principal or interest is not likely to be collected in accordance with the contractual terms of the loan agreement. We measure for impairment on a loan-by-loan basis, using either the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral if the loan is collateral dependent.

The following table sets forth information regarding impaired loans, at March 31, 2013 and December 31, 2012:

(Dollars in thousands)	March 31, 2013	December 31, 2012
Impaired loans:
Nonaccruing loans	$7,908	$12,018
Nonaccruing restructured loans	5,854	5,637
Accruing restructured loans (1)	23,051	21,596
Accruing impaired loans	—	—

Total impaired loans	$36,813	$39,251

Impaired loans less than 90 days delinquent and included in total impaired loans	$28,099	$28,452

(1)	See “Trouble Debt Restructings” below for a description of accruing restructured loans at March 31, 2013 and December 31, 2012.

The $2.4 million decrease in impaired loans to $36.8 million at March 31, 2013, from $39.3 million at December 31, 2012, was primarily attributable to $1.6 million in nonaccrual loans foreclosed by the Bank. Accruing restructured loans were comprised of a number of loans performing in accordance with modified terms, including lower interest rates, deferred payments, or modified payment terms. Based on an internal analysis, using the current fair value of the collateral or the discounted present value of the future cash flows of the impaired loans, we concluded that $2.4 million of specific reserves were required on a $4.4 million troubled debt restructured (“TDR”) loan relationship and that the other impaired loans were well secured and adequately collateralized as of March 31, 2013.

6.	Loans and Allowance for Loan Losses (Cont,-)

The following tables contain additional information with respect to impaired loans, by portfolio type, at March 31, 2013 and December 31, 2012:

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance (1)	Average Recorded Investment	Interest Income Recognized
2013 Loans with no specific reserves established:
Commercial loans	$9,949	$11,737	$—	$8,830	$54
Commercial real estate loans – owner occupied	4,329	4,640	—	5,294	14
Commercial real estate loans – all other	17,308	17,444	—	15,038	153
Residential mortgage loans – multi-family	—	—	—	—	—
Residential mortgage loans – single family	829	1,031	—	865	—
Land development loans	—	—	—	289	—
Consumer loans	—	—	—	—	—
2013 Loans with specific reserves established:
Commercial loans	$4,398	$4,398	$2,400	$7,118	$42
Commercial real estate loans – owner occupied	—	—	—	—	—
Commercial real estate loans – all other	—	—	—	1,018	—
Residential mortgage loans – multi-family	—	—	—	—	—
Residential mortgage loans – single family	—	—	—	—	—
Land development loans	—	—	—	—	—
Consumer loans	—	—	—	—	—
2013 Total:
Commercial loans	$14,347	$16,135	$2,400	$15,948	$96
Commercial real estate loans – owner occupied	4,329	4,640	—	5,294	14
Commercial real estate loans – all other	17,308	17,444	—	16,056	153
Residential mortgage loans – multi-family	—	—	—	—	—
Residential mortgage loans – single family	829	1,031	—	865	—
Land development loans	—	—	—	289	—
Consumer loans	—	—	—	—	—
2012 Loans with no specific reserves established:
Commercial loans	$11,782	$12,770	$—	$7,733	$377
Commercial real estate loans – owner occupied	4,644	4,649	—	5,584	92
Commercial real estate loans – all other	17,274	17,317	—	10,893	703
Residential mortgage loans – multi-family	—	—	—	45	—
Residential mortgage loans – single family	839	1,033	—	1,050	41
Land development loans	314	318	—	424	33
Consumer loans	—	—	—	—	—
2012 Loans with specific reserves established:
Commercial loans	$4,398	$4,398	$2,428	$6,976	$221
Commercial real estate loans – owner occupied	—	—	—	—	—
Commercial real estate loans – all other	—	—	—	2,053	—
Residential mortgage loans – multi-family	—	—	—	—	—
Residential mortgage loans – single family	—	—	—	—	—
Land development loans	—	—	—	—	—
Consumer loans	—	—	—	—	—
2012 Total:
Commercial loans	$16,180	$17,168	$2,428	$14,709	$598
Commercial real estate loans – owner occupied	4,644	4,649	—	5,584	92
Commercial real estate loans – all other	17,274	17,317	—	12,946	703
Residential mortgage loans – multi-family	—	—	—	45	—
Residential mortgage loans – single family	839	1,033	—	1,050	41
Land development loans	314	318	—	424	33
Consumer loans	—	—	—	—	—

(1)

When the discounted cash flows, collateral value or market price equals or exceeds the recorded investment in the loan, then the loan does not require reserves to be set aside within the ALL. This typically occurs when the impaired loans have been previously partially charged-off and/or there have been interest payments received and applied to the principal loan balance.

6.	Loans and Allowance for Loan Losses (Cont,-)

At March 31, 2013 and December 31, 2012 there were impaired loans of $32.4 million and $34.9 million, respectively, to which no specific reserves had been allocated because these loans, in our judgment, were sufficiently collateralized. Of the impaired loans at March 31, 2013 for which no specific reserves were allocated, $31.4 million had been deemed impaired in prior quarters and the deficiencies were charged off during the periods in which the loans were determined to have become impaired.

We had average investments in impaired loans of $38.5 million and $34.8 million for the period ended March 31, 2013 and December 31, 2012, respectively. The interest that would have been earned, in the first quarter of 2013, had the impaired loans remained current in accordance with their original terms was approximately $270,000.

Troubled Debt Restructurings

Pursuant to the FASB’s Accounting Standard Update No. 2011-02, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring (“ASU No. 2011-02”), the Bank’s TDR totaled $28.2 million as of March 31, 2013, as compared to $27.2 million as of December 31, 2012. TDRs consist of loans to which modifications have been made for the purpose of alleviating temporary impairments of the borrowers’ financial condition. Those modifications have come in the forms of changes in amortization terms, reductions in interest rates, interest only payments and, in limited cases, concessions to outstanding loan balances. The modifications are made as part of workout plans we enter into with the borrowers that are designed to provide a bridge for the borrowers’ cash flow shortfalls in the near term. If a borrower works through the near term issues, then in most cases, the original contractual terms of the borrower’s loan will be reinstated.

As of March 31, 2013, of the $28.9 million of TDRs, $23.1 million were performing in accordance with their terms and accruing interest; whereas $5.8 million were not performing in accordance with their terms. The performing TDR’s increased by $1.5 million to $23.1 million at March 31, 2013 compared to $21.6 million at December 31, 2012, primarily due to interest rate modifications made with respect to two performing commercial real estate loans. We carried $2.4 million of specific reserves for $1.0 million in nonperforming TDR’s and $3.4 million in performing TDR’s as of March 31, 2013. By comparison nonperforming TDR’s totaled $5.6 million, at December 31, 2012.

	March 31, 2013
(Dollars in thousands)	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment	End of Period Balance
Performing
Commercial loans	2	$8,310	$8,310	$8,287
Commercial real estate – all other	6	16,451	16,451	13,361
Land development loans	1	1,429	1,429	1,403

	9	26,190	26,190	23,051
Nonperforming
Commercial loans	7	5,789	4,670	3,967
Commercial real estate – all other	1	1,872	1,867	1,830
Residential mortgage loans – single family	1	171	64	57

	9	7,832	6,601	5,854

Total TDR loans	18	$34,022	$32,791	$28,905

6.	Loans and Allowance for Loan Losses (Cont,-)

	December 31, 2012
(Dollars in thousands)	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	End of Period Balance
Performing
Commercial loans	4	$9,754	$9,754	$9,334
Commercial real estate – all other	4	10,897	10,897	10,849
Land development loans	1	1,429	1,429	1,412

	9	22,080	22,080	21,595
Nonperforming
Commercial loans	3	1,943	1,855	1,753
Commercial real estate – all other	2	6,814	6,685	3,825
Residential mortgage loans – single family	1	171	64	59

	6	8,928	8,604	5,637

Total Troubled Debt Restructurings	15	$31,008	$30,684	$27,232

7.	Income Taxes

7.	Income Taxes (Cont,-)

For the three months ended March 31, 2013, we recorded income tax benefit of $1.9 million, which represents an effective tax rate of 37%. The effective rate differed from our statutory federal rate of 34% as a result of state taxes (net of federal benefit), less a permanent tax difference associated with an addition to our deferred tax valuation allowance of approximately $0.1 million.

We record as a deferred tax asset on our balance sheet an amount equal to the tax credit and tax loss carryforwards and tax deductions (“tax benefits”) that we believe will be available to us to offset or reduce the amounts of our income taxes in future periods. Under applicable federal and state income tax laws and regulations, such tax benefits will expire if not used within specified periods of time. Accordingly, the ability to fully use our deferred tax asset depends on the amount of taxable income that we generate during those time periods. At least once each year, or more frequently, if warranted, we make estimates of future taxable income that we believe we are likely to generate during those future periods. If we conclude, on the basis of those estimates and the amount of the tax benefits available to us, that it is more likely than not that we will be able to fully utilize those tax benefits prior to their expiration, we recognize the deferred tax asset in full on our balance sheet. On the other hand, if we conclude on the basis of those estimates and the amount of the tax benefits available to us that it has become more likely than not that we will be unable to utilize those tax benefits in full prior to their expiration, then, we would establish (or increase any existing) valuation allowance to reduce the deferred tax asset on our balance sheet to the amount which we believe we are more likely than not to be able to utilize. Such a reduction is implemented by recognizing a non-cash charge that would have the effect of increasing the provision, or reducing any credit, for income taxes that we would otherwise have recorded in our statements of operations. The determination of whether and the extent to which we will be able to utilize our deferred tax asset involves significant management judgments and assumptions that are subject to period to period changes as a result of changes in tax laws, changes in market or economic conditions that could affect our operating results or variances between our actual operating results and our projected operating results, as wells as other factors.

At March 31, 2013, we have a net deferred tax asset of $13.6 million, as compared with $11.7 million at December 31, 2012. The increase in our deferred tax asset was directly attributable to the losses we incurred in the first quarter. We recorded a valuation allowance of $0.1 million on our net deferred tax asset because we concluded that we could utilize tax benefits totaling only $13.6 million, as the full benefit of our first quarter loss would have increased our net deferred tax asset to $13.7 million. Further adjustments to our deferred tax valuation allowance could be required in the future if we were to conclude, on the basis of our assessment of the realizability of the deferred tax asset, that the amount of that asset which is more likely, than not, to be available to offset or reduce future taxes has decreased. Any such decrease could result in an increase in our provision for income taxes or reductions to our income tax benefits.

We file income tax returns with the U.S. federal government and the state of California. As of March 31, 2013, we were subject to examination by the Internal Revenue Service with respect to our U.S. federal income tax return for the 2008 to 2012 tax year and Franchise Tax Board for California state income tax returns for the 2008 to 2012 tax years. We do not believe there will be any material adverse changes in our unrecognized tax benefits over the next 12 months. Net operating losses (“NOLs”) on our U.S. federal and California state income tax returns may be carried forward twenty years. Beginning in 2012, California taxpayers may carryback losses for two years and carryforward for twenty years, which conforms to the U.S. tax law. We expect (although no assurance can be given) that we will generate taxable income in future years to offset the California NOL generated in prior years.

Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of tax expense. We did not have any accrued interest or penalties associated with any unrecognized tax benefits, and no interest expense was recognized during the quarter ended March 31, 2013 and 20112.

8.	Shareholder’s Equity

Effective as of March 30, 2013, we sold and issued a total of 2,222,222 shares of our common stock to Carpenter Community Bancfund L.P. and Carpenter Community Bancfund-A, L.P. (the “Carpenter Funds”), at a price of $6.75 per share in cash, generating gross proceeds to us of $15 million. The purchase price of $6.75 per share of common stock is equal to the Company’s tangible book value per share of common stock as of December 31, 2012.

The proceeds from the sale of those shares were contributed by the Company to capitalize a new wholly-owned asset management subsidiary, which has used those proceeds to fund the purchase of $10 million of nonperforming loans and foreclosed real properties from the Bank.

As a result of this sale of shares, the Carpenter Funds, which are the Company’s largest shareholder, owns approximately 34% of our outstanding voting shares, as compared to the 28% which they had owned prior to this sale of shares.

9.	Stock-Based and Other Employee Compensation

The fair values of the options that were outstanding at March 31, 2013 were estimated as of their respective dates of grant using the Black-Scholes option-pricing model. For additional information regarding the Company’s stock based compensation plans, see Note 14—“Stock-Based Employee Compensation Plans” in the Notes to Consolidated Financial Statement included in the Company’s 2012 10-K. The table below summarizes the weighted average assumptions used to determine the fair values of the options granted during the following periods:

	Three Months Ended March 31,
Assumptions with respect to:	2013(1)	2012
Expected volatility	—%	39% to 42%
Risk-free interest rate	—%	1.39%
Expected dividend yields	—%	0.26%
Expected term (years)	—%	6.6% to 8.2%
Weighted average fair value of options granted during period	$—	$1.61

(1)	The Company did not grant any options during the first quarter of 2013.

9.	Stock-Based and Other Employee Compensation (Cont,-)

The following tables summarize the stock option activity under the Plans during the three months ended March 31, 2013 and 2012, respectively.

	Number of Shares	Weighted- Average Exercise Price Per Share	Number of Shares	Weighted- Average Exercise Price Per Share
	2013		2012
Outstanding – January 1,	1,565,965	$6.90	1,153,741	$7.35
Granted	—	—	119,500	3.74
Exercised	(6,100)	3.49	(128)	3.40
Forfeited/Canceled	(45,100)	5.98	(38,948)	7.54

Outstanding – March 31,	1,514,765	6.94	1,234,165	7.03

Options Exercisable – March 31,	975,444	$7.86	804,006	$8.84

Options to purchase 6,100 shares and 128 shares of our common stock were exercised during the three months ended March 31, 2013 and 2012, respectively. The fair values of options vested during the three months ended March 31, 2013 and 2012 were $117,843 and $56,800, respectively.

The following table provides additional information regarding the vested and unvested options that were outstanding at March 31, 2013.

	Options Outstanding as of March 31, 2013				Options Exercisable as of March 31, 2013 (1)
	Vested	Unvested	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Shares	Weighted Average Exercise Price
$ 2.97 – $5.99	512,401	378,921	$4.15	7.93	512,401	$3.76
$ 6.00 – $9.99	13,600	160,400	6.74	9.00	13,600	7.27
$ 10.00 – $12.99	310,100	—	11.23	0.88	310,100	11.23
$ 13.00 – $17.99	119,843	—	15.10	2.37	119,843	15.10
$ 18.00 – $18.84	19,500	—	18.06	2.84	19,500	18.06

	975,444	539,321	$6.93	6.11	975,444	$7.86

(1)	The weighted average remaining contractual life of the options that were exercisable as of March 31, 2013 was 4.59 years.

The aggregate intrinsic values of options that were outstanding and exercisable under the Plans at March 31, 2013 and 2012 were $1.1 million and $610,505, respectively.

A summary of the status of the unvested options as of December 31, 2012, and changes in the number of shares subject to and in the weighted average grant date fair values of the unvested options during the three months ended March 31, 2013, are set forth in the following table.

	Number of Shares Subject to Options	Weighted Average Grant Date Fair Value
Unvested at December 31, 2012	635,706	$2.30
Granted	—	—
Vested	(50,285)	1.51
Forfeited/Cancelled	(46,100)	2.58

Unvested at March 31, 2013	539,321	$2.35

The aggregate amounts of stock based compensation expense recognized in our consolidated statements of operations for the three months ended March 31, 2013 and 2012, were $155,000 and $47,000, respectively, in each case net of taxes. At March 31, 2013, the weighted average period over which unvested options were expected to be recognized was 1.22 years.

9.	Stock-Based and Other Employee Compensation (Cont,-)

The following table sets forth the compensation expense which was expected to be recognized during the periods presented below in respect of unvested stock options outstanding at March 31, 2013:

Estimated Stock Based Compensation Expense
(Dollars in thousands)
For the period and years ending December 31,
Remainder 2013	$424
2014	465
2015	206
2016	21
2017	4

$1,120

In 1999, we established a Supplemental Retirement Plan (“SERP”) for our Chief Executive Officer, who retired from that position in April 2013. The components of net periodic benefit cost for the SERP are set forth in the table below:

	Three Months Ended March 31,
(Dollars in thousands)	2013	2012
Service cost	$18	$51
Interest cost	45	39
Expected return on plan assets	—	—
Amortization of prior service cost (benefits)	1	4
Amortization of net actuarial loss (gain)	29	(12)

Net periodic SERP cost	$93	$82

10.	Earnings Per Share (“EPS”)

Basic EPS is computed by dividing net income or loss allocable to our common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS gives effect to the potential dilution that could occur if stock options, convertible preferred stock or other contracts to issue common stock were either exercised or converted into common stock that would then share in our earnings. For the three months ended March 31, 2013 and 2012, 1,520,265 and 882,543 shares, respectively, of our common stock that were purchasable on exercise of outstanding stock options and 2,345,919 shares of our common stock into which our outstanding shares of Series B Preferred Stock were convertible, were excluded from the computation of diluted earnings per common share, because they were anti-dilutive. An additional 761,278 shares of our common stock subject to outstanding stock purchase warrants were also excluded from the computation of diluted earnings per common share for the three months ended March 31, 2013 and 2012, because the exercisability of those warrants is conditioned on future events which may not occur.

The following table shows how we computed basic and diluted EPS for the three month periods ended March 31, 2013 and 2012.

	Three Months Ended March 31,
(In thousands, except earnings per share data)	2013	2012
Net (loss) income	$(3,169)	$1,382
Accumulated undeclared dividends on preferred stock	(296)	(234)

Net (loss) income allocable to common shareholders (A)	$(3,465)	$1,148

Weighted average outstanding shares of common stock (B)	16,733	12,396
Dilutive effect of convertible preferred stock, employee stock options and warrants	—	33

Common stock and common stock equivalents (C)	16,733	12,429

(Loss) income per common share:
Basic (A/B)	$(0.21)	$0.09
Diluted (A/C)	$(0.21)	$0.09

11.	Business Segment Information

We have two reportable business segments, commercial banking and mortgage banking. Our commercial banking segment provides small and medium-size businesses, professional firms and individuals with a diversified range of products and services, such as various types of deposit accounts, various types of commercial and consumer loans, cash management services, and online banking services. Our mortgage banking segment originates mortgage loans that, for the most part, are resold within 30 days to long-term investors in the secondary residential mortgage market.

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

The following table sets forth information regarding the interest income and noninterest income of our commercial banking and mortgage banking segments, respectively, for the three months ended March, 2013 and 2012.

(Dollars in thousands)	Commercial	Mortgage	Other	Total
Net interest income for the period ended: March 31,
2013	$6,962	$497	$(101)	$7,358
2012	$7,486	$656	$(127)	$8,015
Noninterest income for the period ended: March 31,
2013	$348	$1,685	$—	$2,033
2012	$1,496	$4,531	$—	$6,027
Segment Assets at:
March 31, 2013	$926,890	$68,646	$28,244	$1,023,780
December 31, 2012	$940,748	$99,829	$13,364	$1,053,941

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The following discussion presents information about (i) our consolidated results of operations for the three months ended March 31, 2013 and comparisons of those results with the results of operations for the corresponding three month period of 2012, and (ii) our consolidated financial condition, liquidity and capital resources at March 31, 2013. The information in the following discussion should be read in conjunction with our interim consolidated financial statements and the notes thereto included elsewhere in this Report.

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

Many of those risks and uncertainties are discussed in Item 1A Part I, entitled “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 10-K”) that we filed with the SEC on March 20, 2013. We urge you to read those risk factors in conjunction with your review of the following discussion and analysis of our results of operations for the three months ended, and our financial condition at, March 31, 2013.

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

Overview of Operating Results in the Three Months Ended March 31, 2013

The following table provides comparative information with respect to our results of operations for the three month periods ended March 31, 2013 and 2012, respectively.

	Three Months Ended March 31,
	2013	2012	2013 vs. 2012
	Amount	Amount	% Change
Interest income	$8,984	$10,310	(12.9)%
Interest expense	1,626	2,295	(29.2)%

Net interest income	7,358	8,015	(8.2)%
Provision for loan losses	1,150	(400)	387.5%

Net interest income after provision for loan losses	6,208	8,415	(26.2)%
Noninterest income	2,033	6,027	(66.3)%
Noninterest expense	13,339	12,237	9.0%

Income before income taxes	(5,098)	2,205	(331.2)%
Income tax (benefit) expense	(1,929)	823	334.4%

Net (loss) income	(3,169)	1,382	(329.3)%
Accumulated undeclared dividends on preferred stock	(296)	(234)	26.5%

Net income allocable to common shareholders	$(3,465)	$1,148	(401.8)%

Net income (loss) per common share
Basic	$(0.21)	$0.09	(333.3)%
Diluted	$(0.21)	$0.09	(333.3)%
Weighted average number of shares outstanding
Basic	16,732,774	12,396,367	(35.0)%
Diluted	16,732,774	12,428,949	(34.6)%

Results of Operations in the Three Months Ended.

As the above table indicates, we incurred a net loss of $3.2 million, or $0.21 per diluted share, in the first three months of 2013, as compared to net income of $1.4 million, or $0.09 per diluted share, in the same three months of 2012. That loss was primarily attributable to a number of factors, including (i) a $1.3 million, or 12.9%, decline in interest income, due primarily to continuing declines in interest rates as a result of Federal Reserve Board actions to keep interest rates low; (ii) a $1.55 million increase in the provision for loan losses due primarily to offset a $1.0 million of write-downs in the carrying values of certain nonperforming loans which were charged against the allowance for loan losses; (iii) a $4.0 million, or 66.3%, decline in noninterest income that was primarily due to a $2.9 million, or 64.9%, decrease in mortgage banking revenues that resulted from our exit from the wholesale residential mortgage loan business in late August 2012, and a $1.2 million decline in net gains from sales of securities available for sale due to a decrease in sales of such securities, and (iv) a $1.1 million, or 9%, increase in noninterest expense. Partially offsetting the decline in interest income was a $669,000, or 29.2%, reduction in interest expense in this year’s first quarter as compared to the first quarter of 2012, that was primarily attributable to reductions in the volume of higher-priced time deposits, partially offset by an increase in demand and other core deposits, and decreases in rates of interest paid on deposits.

Actions to Improve the Quality and Performance of the Bank’s Loan Portfolio and Strengthen its Financial Condition. In March 2013, we sold $15 million of shares of our common stock, at a price of $6.75 per share in cash, to Carpenter Community Bancfund, L.P. and Carpenter Community Bancfund-A, L.P. (the “Carpenter Funds”) which, together, constitute our largest shareholder. We used the proceeds from that sale of shares to capitalize a new wholly-owned asset management subsidiary, which will use those proceeds to fund the purchase of nonperforming loans and foreclosed real properties (“OREO”) from the Bank and thereafter manage and dispose of those loans and OREO. The purpose of these transactions is to significantly reduce the Bank’s nonperforming assets in order to improve the Bank’s financial condition and reduce the costs it has been incurring in managing and disposing of those assets in order to improve the Bank’s results of operation. If these initiatives prove to be successful, we believe that such success will move the Bank closer to a relaxation of some of the regulatory restrictions under which it has been operating since August 2010 and which, therefore, could enable us to focus more resources on growing our banking franchise.

The sale of the shares of common stock to the Carpenter Funds also strengthen the Company’s financial condition by increasing its capital and capital ratios. However, the Bank’s sale of non-performing assets to the Company’s new asset management subsidiary will not result in changes in or improvements to the Company’s consolidated financial condition or operating results, because those non-performing assets will remain on the Company’s consolidated balance sheet and the costs of managing and disposing of those assets, and any losses that may be recognized on their sale, will continue to be reflected in the Company’s consolidated operating results and cash flows until the sales or other dispositions of those assets have been completed.

Outlook for 2013

Expected Decline in Mortgage Banking Revenues. As previously reported, effective August 31, 2012 we exited the wholesale residential mortgage loan business. As a result, our mortgage banking division is currently engaged in the direct-to-consumer retail mortgage business in which we originate mortgage loans directly from consumers seeking to refinance existing mortgage loans or finance the purchase of residential real estate. The decision to exit the wholesale mortgage business was made to enable us (i) to redeploy some of our capital resources, which had been committed to the wholesale mortgage business, to our core commercial lending business, (ii) to reduce and control our staffing costs and operating expenses, which had grown significantly to a large extent as a result of the growth of the wholesale mortgage business, and (iii) to manage and limit interest rate and other risks inherent in a wholesale mortgage business. As discussed above, our exit from the wholesale residential mortgage loan business contributed to the loss we incurred in this year’s first quarter and is expected to adversely affect our results of operations during the remainder of 2013.

Financial Ratios. The following table sets forth our net interest margin for the three months ended March 31, 2013 and 2012, and the return on average assets and average shareholders’ equity for the same respective periods:

	Three Months Ended March 31,
	2013	2012
Net interest margin(1)(2)	3.01%	3.34%
Return on average assets(1)	(1.23)%	0.54%
Return on average shareholders’ equity(1)	(10.48)%	6.28%

(1)	Annualized.
(2)	Net interest income expressed as a percentage of total average interest earning assets.

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

Our critical accounting policies consist of the accounting policies and practices we follow in determining (i) the sufficiency of the allowance we establish for loan losses; (ii) the fair values of our investment securities that we hold for sale and financial instruments related to our mortgage banking assets and liabilities, and (iii) the amount of our deferred tax asset, consisting primarily of tax loss carryforwards and tax credits that we believe will be able to use to offset income taxes in future periods. There were no significant changes in the Company’s critical accounting policies or their application during the three months ended March 31, 2013, as compared to our critical accounting policies in effect as of December 31, 2012. Information regarding our critical accounting policies in effect as of December 31, 2012 is contained in the sections captioned “Critical Accounting Policies” and “Allowance for Loan Losses” in Item 7, entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our 2012 10-K, which we filed with the SEC on March 20, 2013, and readers of this report are urged to read those sections of that 10-K.

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

The following table sets forth our interest income, interest expense and net interest income (in thousands of dollars) and our net interest margin for the three months ended March 31, 2013 and 2012, respectively:

	Three Months Ended March 31,
	Amount	Amount	Amount
	2013	2012	2013 vs. 2012
Interest income	$8,984	$10,310	(12.9)%
Interest expense	1,626	2,295	(29.2)%

Net interest income	$7,358	$8,015	(8.2)%

Net interest margin	3.01%	3.34%

In the three months ended March 31, 2013, net interest income decreased by $657,000, or 8.2%, due to a $1.3 million, or 12.9%, decrease in interest income, which was only partially offset by a $669,000, or 29.2%, decrease in interest expense, in each case as compared to the same three months of 2012. The decrease in interest income was primarily attributable to a decrease in the average interest rate on loans outstanding, to 4.62% for the first three months of 2013, from 5.19% in the respective period of 2012, which more than offset increases in the volume of our interest earning assets, including loans. The decrease in average interest rates paid on loans was primarily attributable to actions taken by the Federal Reserve Board designed to keep interest rates low as a means of stimulating economic growth. The decrease in interest expense was primarily attributable to reductions in the rates of interest we were paying on, and in the volume of, time certificates of deposit, in the three months ended March 31, 2013 as compared to the same three months of 2012.

Average Balances

Information Regarding Average Assets and Average Liabilities

The following table sets forth information regarding our average balance sheet, yields on interest earning assets, interest expense on interest-bearing liabilities, the interest rate spread and the interest rate margin for the three months ended March 31, 2013 and 2012.

	Three Months Ended March 31,
	2013			2012
(Dollars in thousands)	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
Interest earning assets:
Short-term investments(1)	$153,409	$95	0.25%	$87,474	$55	0.25%
Securities available for sale and stock(2)	90,967	370	1.65%	151,612	877	2.32%
Loans(3)	748,388	8,519	4.62%	724,621	9,378	5.19%

Total earning assets	992,764	8,984	3.67%	963,707	10,310	4.31%
Noninterest earning assets	54,861			59,035

Total Assets	$1,047,625			$1,022,742

Interest-bearing liabilities:
Interest-bearing checking accounts	$33,228	21	0.26%	$29,005	21	0.29%
Money market and savings accounts	168,355	198	0.48%	177,357	386	0.87%
Certificates of deposit	457,608	1,184	1.05%	496,768	1,644	1.33%
Other borrowings	50,444	92	0.74%	43,346	107	0.99%
Junior subordinated debentures	17,682	131	3.00%	17,682	137	3.11%

Total interest-bearing liabilities	727,317	1,626	0.91%	764,158	2,295	1.20%

Noninterest-bearing liabilities	197,722			170,052

Total Liabilities	925,039			934,210
Shareholders’ equity	122,586			88,532

Total Liabilities and Shareholders’ Equity	$1,047,625			$1,022,742

Net interest income		$7,358			$8,015

Interest rate spread			2.76%			3.11%

Net interest margin			3.01%			3.34%

(1)	Short-term investments consist of federal funds sold and interest bearing deposits with financial institutions that we maintain at other financial institutions.
(2)	Stock consists of Federal Home Loan Bank Stock and Federal Reserve Bank Stock.
(3)	Loans include the average balance of nonaccrual loans.

The following table sets forth, in thousands of dollars, the changes in our interest income, including loan fees, and interest expense in the three months ended March 31, 2013, as compared to the same period of 2012, and the extent to which those changes were attributable to changes in (i) the volume of, or in the rates of interest earned on interest-earning assets and (ii) the volume of, or the rates of interest paid on our interest-bearing liabilities.

	Three Months Ended March 31, 2013 vs. 2012
	Increase (Decrease) due to:
	Volume	Rate	Total
Interest income:
Short term investments (1)	$40	$—	$40
Securities available for sale and stock (2)	(294)	(213)	(507)
Loans	273	(1,132)	(859)

Total earning assets	19	(1,345)	(1,326)
Interest expense
Interest bearing checking accounts	3	(3)	—
Money market and savings accounts	(19)	(169)	(188)
Certificates of deposit	(126)	(335)	(461)
Borrowings	15	(30)	(15)
Junior subordinated debentures	—	(5)	(5)

Total interest bearing liabilities	(127)	(542)	(669)

Net interest income	$146	$(803)	$(657)

(1)	Short-term investments consist of federal funds sold and interest bearing deposits with financial institutions.
(2)	Stock consists of Federal Home Loan Bank Stock and Federal Reserve Bank Stock.

Provision for Loan Losses

Like virtually all banks and other financial institutions, we follow the practice of maintaining reserves to provide for loan losses that occur in the ordinary course of the banking business. When it is determined that the payment in full of a loan has become unlikely, the carrying value of the loan is reduced (“written down”) to what management believes is its realizable value or, if it is determined that a loan no longer has any realizable value, the carrying value of the loan is written off in its entirety (a loan “charge-off”). Loan charge-offs and write-downs are charged against our allowance for loan losses (the “Allowance for Loan Losses” or the “ALL”) which, at March 31, 2013, totaled $11.0 million. The amount of the ALL is increased periodically to replenish the ALL after it has been reduced due to loan write-downs or charge-offs. The ALL also is increased or decreased periodically to reflect increases or decreases in the volume of outstanding loans and to take account of changes in the risk of potential loan losses due to a deterioration or improvement in the condition of borrowers or in the value of properties securing non–performing loans or adverse changes or improvements in economic conditions. Increases in the ALL are made through a charge, recorded as an expense in the statement of operations, referred to as the “provision for loan losses.” Recoveries of loans previously charged-off are added back to and, therefore, to that extent increase the ALL and reduce the amount of the provision for loan losses that might otherwise have had to be made to replenish or increase the ALL. See “—Financial Condition—Nonperforming Loans and the Allowance for Loan Losses” below in this Item 2 for additional information regarding the ALL.

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

At March 31, 2013, the ALL totaled $11.0 million, which was approximately $100,000, or 1%, higher than at December 31, 2012. The ALL activity for the first three months of 2013 included net charge-offs of $1.0 million offset by a $1.15 million provision that we made for loan losses. The ratio of the ALL to total loans outstanding as of March 31, 2013 was 1.54% compared to 1.49% as of December 31, 2012. On the basis of the methodologies we use to assess asset quality, bank regulatory guidelines and our historical loan loss history, we believe that the ALL was adequate at March 31, 2013 to cover inherent losses in the loan portfolio.

Noninterest Income

The following table identifies the components of and the percentage changes in noninterest income in the three months ended March 31, 2013, as compared to the same period of 2012:

	Three Months Ended March 31,
	Amounts		Percent Change
(Dollars in thousands)	2013	2012	2013 vs. 2012
Total other-than-temporary impairment of securities	$—	$(25)	N/M
Portion of (losses) gains recognized in other comprehensive loss	—	52	N/M

Net impairment loss recognized in earnings	—	(77)	N/M
Service fees on deposits and other banking services	196	233	(15.9)%
Mortgage banking (including net gains on sales of loans held for sale)	1,589	4,531	(64.9)%
Net gains on sale of securities available for sale	23	1,186	(98.1)%
Net gain (loss) on sale of other real estate owned	—	(19)	N/M
Other	225	173	30.1%

Total noninterest income	$2,033	$6,027	(66.3)%

As the table above indicates, the decrease in noninterest income in the three months ended March 31, 2013, as compared to the same period in 2012, was attributable to a $2.9 million, or 64.9%, decrease in revenue generated by our mortgage banking division and a decrease of $1.2 million, or 98.1%, in net gains on sales of securities available for sale.

The decrease in mortgage banking revenue for the first three months of 2013, as compared to the same three months of 2012, is primarily attributable to the Bank’s exit from the wholesale residential mortgage business in August 2012, which, as we had previously reported, was expected to result in a significant decrease in our mortgage banking revenues during 2013. The nearly $1.2 million decline in net gains on sales of securities in the first three months of 2013 was due primarily to a decrease to $6 million in volume of sales of such securities in the three months ended March 31, 2013, from approximately $135 million of sales of such securities in the three months ended March 31, 2012. Sales of securities available for sale can vary, sometimes materially, from period to period primarily in response to changes in market rates of interest.

Noninterest Expense

The following table compares the amounts of the principal components of noninterest expense in the three months ended March 31, 2013 and 2012.

	Three Months Ended March 31,
	Amounts		Percentage Change
(Dollars in thousands)	2013	2012	2013 vs. 2012
Salaries and employee benefits	$6,117	$5,617	8.9%
Occupancy	666	652	2.1%
Equipment and depreciation	629	398	58.0%
Data processing	198	195	1.5%
FDIC expense	546	614	(11.1)%
Other real estate owned expense	2,117	1,824	16.1%
Professional fees	1,666	1,226	35.9%
Mortgage related loan expense(1)	427	318	34.3%
Provision for contingencies	(260)	339	(176.7)%
Other operating expense(2)	1,233	1,054	17.0%

Total noninterest expense	$13,339	$12,237	9.0%

(1)	Mortgage related loan expense consist primarily of repurchase provision expense, appraisal, underwriting and document expense.
(2)

Other operating expenses consist of telephone, advertising, and investor relations, charges for promotional, business development, and regulatory expenses, insurance premiums and correspondent bank fees.

As the above table indicates, noninterest expense increased by $1.1 million, or 9%, in the first three months of 2013, as compared to the same period of 2012. That increase was primarily attributable to (i) a $500,000 increase in compensation expense that was due primarily to staffing increases in our commercial banking division, (ii) a $440,000 increase in professional fees, (iii) a $293,000 increase in other real estate expense that was primarily due to $1.6 million of write-downs in the carrying values of OREO to their respective fair values, and (iv) a $240,000 increase in equipment and depreciation expenses incurred primarily in connection with software and infrastructure upgrades. Those increases were partially offset by a nearly $600,000 reduction in contingency reserves made possible by favorable rulings in pending lawsuits.

A measure of our ability to control noninterest expense is our efficiency ratio, which is the ratio of noninterest expense to net revenue (net interest income plus noninterest income). As a general rule, a lower efficiency ratio indicates an ability to generate increased revenue without a commensurate increase in the staffing and equipment and third party services and, therefore, would be indicative of greater operational efficiencies. Due to the large decrease in noninterest income, primarily attributable to the exit of our mortgage division from the wholesale residential mortgage business, our efficiency ratio increased to 142% in the three months ended March 31, 2013 from 87.1% in the corresponding three month period of 2012.

Provision for (Benefit from) Income Tax

Our effective tax rate in both the three month periods ended March 31, 2013 and 2012 was 37%. The income tax benefit recorded in the three months ended March 31, 2013 was primarily attributable to the pre-tax loss for that period.

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

The table below sets forth information concerning our rate sensitive assets and liabilities at March 31, 2013. The assets and liabilities are classified by the earlier of maturity or repricing dates in accordance with their contractual terms. As described above, certain shortcomings are inherent in the method of analysis presented in this table.

(Dollars in thousands)	Three Months or Less	Over Three Through Twelve Months	Over One Year Through Five Years	Over Five Years	Non- Interest- Bearing	Total
Assets
Interest-bearing time deposits in other financial institutions	$1,174	$1,249	$—	$—	$—	$2,423
Investment in unconsolidated trust subsidiaries	—	—	—	682	—	682
Securities available for sale	10,797	11,324	36,122	17,279	—	75,522
Federal Reserve Bank and Federal Home Loan Bank stock	9,604	—	—	—	—	9,604
Interest bearing deposits with financial institutions	141,926	—	—	—	—	141,926
Loans held for sale, at fair value	21,232	—	—	—	—	21,232
Loans, gross	291,459	79,424	254,154	89,554	—	714,591
Noninterest earning assets, net	—	—	—	—	57,800	57,800

Total assets	$476,192	$91,997	$290,276	$107,515	$57,800	$1,023,780

Liabilities and Shareholders’ Equity
Noninterest-bearing deposits	$—	$—	$—	$—	$183,185	$183,185
Interest-bearing deposits(1)(2)	280,855	281,706	69,847	—	—	632,408
Borrowings	—	22,500	22,500	—	—	45,000
Junior subordinated debentures	17,527	—	—	—	—	17,527
Other liabilities	—	—	—	—	11,385	11,385
Shareholders’ equity	—	—	—	—	134,275	134,275

Total liabilities and shareholders’ equity	$298,382	$304,206	$92,347	$—	$329,045	$1,023,780

Interest rate sensitivity gap	$177,810	$(212,209)	$197,929	$107,515	$(271,045)

Cumulative interest rate sensitivity gap	$177,810	$(34,399)	$163,530	$271,045	$—

Cumulative % of rate sensitive assets in maturity period	47%	55%	84%	94%	100%

Rate sensitive assets to rate sensitive liabilities and shareholders’ equity	160%	30%	314%	NA	18%

Cumulative ratio	160%	94%	124%	139%	100%

(1)	Excludes savings accounts that we maintain at the Bank totaling $16.3 million.
(2)	Excludes a $250,000 certificate of deposit issued to us by the Bank, which matures January 2014.

At March 31, 2013, our rate sensitive balance sheet was shown to be in a negative twelve-month gap position. This would imply that our net interest margin would decrease in the short-term if interest rates were to rise and would increase in the short-term if interest rates were to fall. However, as noted above, the extent to which our net interest margin will be impacted by changes in prevailing interest rates will depend on a number of factors, including how quickly rate sensitive assets and liabilities react to interest rate changes, the mix of our interest earning assets (loans versus other lower yielding interest earning assets, such as securities or federal funds sold) and the mix of our interest bearing deposits (between, for example, lower interest core deposits and higher cost time certificates of deposit) and our other interest-bearing liabilities.

Financial Condition

Assets

Our consolidated assets totaled $1.024 billion at March 31, 2013, which represents a $30 million, or 2.8%, decrease from our total consolidated assets of $1.054 billion at December 31, 2012. The decrease in assets is primarily due to a $34.6 million decrease in loans available for sale, to $21.3 million, at March 31, 2013 from $55.8 million at December 31, 2012.

The following table sets forth the composition of our interest-earning assets (in thousands of dollars) at:

	March 31, 2013	December 31, 2012
Interest-bearing deposits with financial institutions(1)	$141,926	$115,952
Interest-bearing time deposits with financial institutions	2,423	2,423
Federal Reserve Bank and Federal Home Loan Bank Stock, at cost	9,604	10,284
Securities available for sale, at fair value	75,522	86,378
Loans held for sale, (including $21,232 and $55,809, respectively, of loans held for sale at value at March 31, 2013 and December 31, 2012)	21,232	55,809
Loans (net of allowances of $11,018 and $10,881 at March 31, 2013 and December 31, 2012, respectively)	703,572	719,257

(1)	Includes interest-earning balances maintained at the Federal Reserve Bank of San Francisco.

Loans Held for Sale

We commenced a mortgage banking business during the second quarter of 2009 to originate, primarily in Southern California, and fund residential real estate mortgage loans that qualify for sale into the secondary mortgage market. Our mortgage originations have been primarily for the financing of purchases of residential property and, to a lesser extent, refinancing of existing residential mortgage loans. In addition to conventional mortgage loans, we offer loan programs for low to moderate income families that qualify for mortgage assistance, such as the FHLB’s Wish Program, Homepath-financing on Fannie Mae repossessed homes, and Southern California Home Financing Authority and various mortgage assistance programs in counties and cities within our branch network. As a general rule, most of the residential mortgage loans that we originate are sold in the secondary mortgage market within a period of less than 30 days following their origination. The following table reflects the activity, in thousands of dollars, of our mortgage loan operations.

	Three Months Ended March 31, 2013	Year Ended December 31, 2012
Single family mortgage loans funded	$57,480	$933,214
Single family mortgage loans sold	88,265	937,201
Loans held for sale (LHFS)	21,232	55,809

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

During the first quarter of 2012, we began selling a portion of the mortgage loans we originate directly to secondary market investors on a “mandatory commitment” basis, agreeing to sell a specified dollar amount of mortgage loans at an agreed-upon price within a specified timeframe in order to avail ourselves of more favorable pricing on loan sales to investors. In order to mitigate interest rate risk on loans subject to such mandatory commitments, when we lock the interest rate for the borrowers on those loans prior to funding, we also lock the price at which we will sell the loans to the investors and enter into a mortgaged backed to-be-announced (“TBA”) security. The mandatory commitment and the TBA security act as a hedge against market interest rate movements between the time the interest rate is locked and the loan is funded and sold into the secondary market. TBA securities are deemed to be derivatives and involve off-balance sheet financial risk. The contractual or notional amounts of the TBA securities are tied to the Bank’s loan origination volume and we bear a financial risk from such securities. As of March 31, 2013, $10.3 million of loans held for sale were subject to investor commitments providing a hedge to interest rates and $11.8 million were subject to expired interest rate locks. The unrealized fair value losses from the interest rate contracts and TBA security hedges were $191,000 as of March 31, 2013, and were recorded in the accompanying consolidated statements of financial condition. Unrealized gains or losses on these hedges depend upon the value of the underlying financial instruments and are affected by changes in market rates of interest.

Loans

The following table sets forth the composition, by loan category, of our loan portfolio at March 31, 2013 and December 31, 2012, respectively:

	March 31, 2013		December 31, 2012
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial loans	$166,054	23.2%	$170,792	23.4%
Commercial real estate loans – owner occupied	158,156	22.1%	165,922	22.7%
Commercial real estate loans – all other	162,958	22.8%	150,189	20.6%
Residential mortgage loans – multi-family	100,703	14.1%	105,119	14.4%
Residential mortgage loans – single-family	81,553	11.4%	87,263	11.9%
Land development loans	19,371	2.7%	24,018	3.3%
Consumer loans	26,122	3.7%	27,296	3.7%

Gross loans	714,917	100.0%	730,599	100.0%

Deferred fee (income) costs, net	(326)		(461)
Allowance for loan losses	(11,018)		(10,881)

Loans, net	$703,573		$719,257

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

The following table sets forth the maturity distribution of our loan portfolio (excluding consumer and residential mortgage loans) at March 31, 2013:

	March 31, 2013
(Dollars in thousands)	One Year or Less	Over One Year through Five Years	Over Five Years	Total
Real estate and land development loans(1)
Floating rate	$72,229	$55,788	$10,690	$138,707
Fixed rate	34,435	84,249	83,094	201,778
Commercial loans
Floating rate	55,300	—	—	55,300
Fixed rate	86,238	15,502	9,014	110,754

Total	$248,202	$155,539	$102,798	$506,539

(1)	Does not include mortgage loans on single and multi-family residences and consumer loans, which totaled $182.3 million and $26.1 million, respectively, at March 31, 2013.

Nonperforming Loans and Allowance for Loan Losses

Nonperforming Loans. Non-performing loans consist of (i) loans on non-accrual status which are loans on which the accrual of interest has been discontinued and include restructured loans when there has not been a history of past performance on debt service in accordance with the contractual terms of the restructured loans, and (ii) loans 90 days or more past due and still accruing interest. Non-performing assets are comprised of non-performing loans and other real estate owned, or OREO, which consists of real properties which we have acquired by or in lieu of foreclosure and which we intend to offer for sale.

Loans are placed on non-accrual status when, in our opinion, the full or timely collection of principal or interest is in doubt. Generally, the accrual of interest is discontinued when principal or interest payments become more than 90 days past due, unless we believe the loan is adequately collateralized and the loan is in the process of collection. However, in certain instances, we may place a particular loan on non-accrual status earlier, depending upon the individual circumstances involved in that loan’s delinquency. When a loan is placed on non-accrual status, previously accrued but unpaid interest is reversed against current income. Subsequent collections of unpaid amounts on such a loan are applied to reduce principal when received, except when the ultimate collectability of principal is probable, in which case such payments are applied to interest and are credited to income. Non-accrual loans may be restored to accrual status if and when principal and interest become current and full repayment is expected. Interest income is recognized on the accrual basis for impaired loans which, based on our non-accrual policy, do not require non-accrual treatment.

The following table sets forth information regarding our nonperforming assets, as well as restructured loans, at March 31, 2013 and December 31, 2012:

(Dollars in thousands)	At March 31, 2013	At December 31, 2012
Nonaccrual loans:
Commercial loans	$6,060	$6,846
Commercial real estate	6,873	9,656
Residential real estate	829	839
Land development	—	314

Total nonaccrual loans	$13,762	$17,655

Loans past due 90 days and still accruing:
Total loans past due 90 days and still accruing	$—	$—

Other real estate owned (OREO):
Commercial real estate	$12,943	$12,944
Residential real estate	—	—
Construction and land development	4,675	4,766

Total other real estate owned	$17,618	$17,710

Other nonperforming assets:
Asset backed security	858	900

Total other nonperforming assets	$858	$900

Total nonperforming assets	$32,238	$36,265

Restructured loans:
Accruing loans	$23,051	$21,595
Nonaccruing loans (included in nonaccrual loans above)	5,854	5,637

Total restructured loans	$28,905	$27,232

As the above table indicates, during the three months ended March 31, 2013, non-performing loans decreased by approximately $3.9 million, or 22%, primarily due to a $2.0 million upgrade of a commercial real estate loan and the foreclosure and resulting transfer to OREO of $1.6 million of non-performing loans. Nonperforming assets dropped by $4.1 million to $32.2 million from $36.3 million at December 31, 2012.

We have allocated specific reserves within the ALL to provide for losses we may incur on nonaccrual loans, and we have established specific reserves on OREO.

Information Regarding Impaired Loans. At March 31, 2013 and December 31, 2012, loans deemed impaired totaled $36.8 million and $39.3 million, respectively. At March 31, 2013 we had an average investment in impaired loans of $38.5 million as compared to an average investment in impaired loans of $34.8 million at December 31, 2012. The interest that would have been earned during the three months ended March 31, 2013 had the nonaccruing impaired loans remained current in accordance with their original terms was approximately $270,000.

The following table sets forth the amount of impaired loans to which a portion of the ALL has been specifically allocated, and the aggregate amount so allocated, in accordance with ASC 310-10, and the amount of the ALL and the amount of impaired loans for which no such allocations were made, in each case at March 31, 2013 and December 31, 2012, respectively:

	March 31, 2013			December 31, 2012
Impaired Loans	Loans	Reserves for Loan Losses	% of Reserves to Loans	Loans	Reserves for Loan Losses	% of Reserves to Loans
(Dollars in thousands)
Impaired loans with specific reserves	$4,370	$2,400	54.9%	$4,398	$2,448	55.7%
Impaired loans without specific reserves	32,443	—	—	34,853	—	—

Total impaired loans	$36,813	$2,400	6.5%	$39,251	$2,448	6.2%

Allowance for Loan Losses. The ALL was $11.0 million, and 1.54% of loans outstanding, at March 31, 2013, as compared to $10.9 million, and 1.49%, of loans outstanding at December 31, 2012.

The adequacy of the ALL is determined through periodic evaluations of the loan portfolio and other factors that can reasonably be expected to affect the ability of borrowers to meet their loan obligations. Those factors are inherently subjective as the process for determining the adequacy of the ALL involves some significant estimates and assumptions about such matters as (i) the amounts and timing of expected future cash flows of borrowers, (ii) the fair value of the collateral securing non-performing loans, (iii) estimates of losses that the we may incur on non-performing loans, which are determined on the basis of historical loss experience, industry loss factors and bank regulatory guidelines, and (iv) various qualitative factors. Those factors are subject to changes in economic and other conditions and changes in regulatory guidelines or circumstances over which we have no control. As a result, the amount of the ALL may prove to be insufficient to cover all of the loan losses we might incur in the future and, therefore, it may become necessary for us to increase the ALL from time to time to maintain its adequacy by recording additional provisions for loan losses in our statements of operations.

The amount of the ALL is first determined by assigning reserve ratios to non-accrual loans and other loans classified as “special mention,” “substandard” or “doubtful” (“classified loans” or “classification categories”). These ratios are determined based on prior loss history and industry guidelines and loss factors, by type of loan, adjusted for current economic factors, with greater reserve ratios or percentages applied to loans deemed to pose a higher collection risk.

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

The following table compares the total amount of loans outstanding, and the allowance for loan losses, by loan category, in each case, in thousands of dollars, and certain related ratios, as of March 31, 2013 and December 31, 2012.

	March 31, 2013	December 31, 2012	Increase (Decrease)
			March 31, 2013 to December 31, 2012
(Dollars in thousands)
Commercial loans	$166,054	$170,792	$(4,738)
Loans impaired(1)	14,347	16,180	(1,833)
Loans 90 days past due	2,935	4,295	(1,360)
Loans 30 days past due	5,255	2,099	3,156
Allowance for loan losses
General component	$4,450	$3,912	$538
Specific component(1)	2,400	2,428	(28)

Total allowance	$6,850	$6,340	$510
Ratio of allowance to loan category	4.13%	3.71%	0.42%
Real estate loans:	$421,817	$421,230	$(587)
Loans impaired(1)	21,637	21,918	(281)
Loans 90 days past due	5,043	5,831	(788)
Loans 30 days past due	6,103	—	6,103
Allowance for loan losses
General component	3,053	3,487	(434)
Specific component(1)	—	—	—

Total allowance	$3,053	$3,487	$(434)
Ratio of allowance to loan category	0.72%	0.83%	(0.11)%
Land development	$19,371	$24,018	$(4,647)
Loans impaired(1)	—	314	(314)
Loans 90 days past due	—	314	(314)
Loans 30 days past due	—	—	—
Allowance for loan losses
General component	$216	$248	$(32)
Specific component(1)	—	—	—

Total allowance	$216	$248	$(32)
Ratio of allowance to loan category	1.12%	1.03%	0.09%
Consumer loans and single family mortgages	$107,675	$114,559	$(6,884)
Loans impaired(1)	829	839	(10)
Loans 90 days past due	735	359	376
Loans 30 days past due	—	637	(637)
Allowance for loan losses
General component	$899	$806	$93
Specific component(1)	—	—	—

Total allowance	$899	$806	$93
Ratio of allowance to loan category	0.83%	0.70%	0.13%
Total loans outstanding	$714,917	$730,599	$(15,682)
Loans impaired(1)	36,813	39,251	(2,438)
Loans 90 days past due	8,713	10,799	(2,086)
Loans 30 days past due	11,358	2,736	8,622
Allowance for loan losses
General component	$8,618	$8,453	$165
Specific component(1)	2,400	2,428	(28)

Total allowance	$11,018	$10,881	$137
Ratio of allowance to total loans outstanding	1.54%	1.49%	0.05%

(1)	Amounts in impaired loans and in specific components include nonperforming delinquent loans.

We classify our loan portfolios using internal credit quality ratings. The following table provides a summary of loans by portfolio type and the Company’s internal credit quality ratings as of March 31, 2013 and December 31, 2012.

(Dollars in thousands)	March 31, 2013	December 31, 2012	Increase (Decrease)
Pass:
Commercial loans	$142,364	$146,952	$(4,588)
Commercial real estate loans – owner occupied	155,229	162,689	(7,460)
Commercial real estate loans – all other	145,039	135,274	9,765
Residential mortgage loans – multi family	100,703	104,747	(4,044)
Residential mortgage loans – single family	78,543	84,237	(5,694)
Land development loans	11,212	12,461	(1,249)
Consumer loans	23,550	27,296	(3,746)

Total pass loans	$656,640	$673,656	$(17,016)

Special Mention:
Commercial loans	$2,263	$2,381	$(118)
Commercial real estate loans – owner occupied	—	—	0
Commercial real estate loans – all other	7,612	3,859	3,753
Residential mortgage loans – multi family	—	373	(373)
Residential mortgage loans – single family	988	990	(2)
Land development loans	8,160	8,201	(41)
Consumer loans	2,572	—	2,572

Total special mention loans	$21,595	$15,804	$5,791

Substandard:
Commercial loans	$20,353	$21,347	$(994)
Commercial real estate loans – owner occupied	2,926	3,232	(306)
Commercial real estate loans – all other	10,307	11,057	(750)
Residential mortgage loans – multi family	—	—	—
Residential mortgage loans – single family	2,022	2,036	(14)
Land development loans	—	3,355	(3,355)
Consumer loans	—	—	—

Total substandard loans	$35,608	$41,027	$(5,419)

Doubtful:
Commercial loans	$1,074	$112	$962
Commercial real estate loans – owner occupied	—	—	—
Commercial real estate loans – all other	—	—	—
Residential mortgage loans – multi family	—	—	—
Residential mortgage loans – single family	—	—	—
Land development loans	—	—	—
Consumer loans	—	—	—

Total doubtful loans	$1,074	$112	$962

Total Outstanding Loans, gross:	$714,917	$730,599	$(15,682)

The disaggregation of the loan portfolio by risk rating in the table above reflects the following changes that occurred between December 31, 2012 and March 31, 2013:

•	Loans rated “pass” decreased by $17 million to $657 million at March 31, 2013, from $674 million at December 31, 2012, due primarily to the $16 million decrease in total loans outstanding.

•

Loans rated “special mention” increased by $5.8 million to $21.6 million at March 31, 2013, from $15.8 million at year end 2012, primarily as a result of downgrades of a $3.8 million commercial real estate loan and a $2.0 million consumer loan.

•

Loans classified “substandard” decreased by $5.4 million to $35.6 million at March 31, 2013, from $41.0 million at December 31, 2012, due primarily to an upgrade to “pass” of a $2 milllion commercial real estate loan which has performed according to terms over an extended period of time, a downgrade to “doubtful” of a $1.0 million commercial loan and the foreclosure and transfer to OREO of $1.6 million of loans that had been classified as “substandard”.

•	Loans classified as “doubtful” increased by $1 million due to a downgrade from “substandard” of a commercial loan as a result of a bankruptcy filing by the borrower.

We use a rolling eight quarter loss migration analysis to determine the loss factors we will apply to each of the classification categories. As a result, for purposes of determining applicable loss factors at the March 31, 2013, our migration analysis covered the period from March 31, 2011 to March 31, 2013. That migration analysis resulted in a modest reduction in the loss factors in the quantitative component of our March 31, 2013 ALL analysis, which we believe was consistent with and reasonably reflects current economic conditions and the risks that were inherent in our loan portfolio at March 31, 2013.

The table below sets forth loan delinquencies, by quarter, from March 31, 2013 to March 31, 2012.

	2013	2012
(Dollars in thousands)	At March 31	At December 31	At September 30	At June 30	At March 31
Loans Delinquent:
90 days or more:
Commercial loans	$2,935	$4,295	$4,727	$4,775	$3,231
Commercial real estate	5,043	5,831	3,863	5,491	2,253
Residential mortgages	735	359	348	—	1,677
Land development loans	—	314	—	528	539
Consumer loans	—	—	—	—	—

	8,713	10,799	8,938	10,794	7,700

30-89 days:
Commercial loans	5,255	2,099	609	12,239	4,961
Commercial real estate	6,103	—	428	—	3,334
Residential mortgages	—	637	1,237	347	758
Land development loans	—	—	664	320	—
Consumer loans	—	—	5	2	—

	11,358	2,736	2,943	12,908	9,053

Total Past Due(1) :	$20,071	$13,535	$11,881	$23,702	16,753

(1)	Past due balances include nonaccrual loans.

As the above table indicates, total past due loans increased by $6.5 million, to $20.1 million at March 31, 2013, from $13.5 million at December 31, 2012. Loans past due 90 days or more decreased by $2.1 million, to $8.7 million at March 31, 2013, from $10.8 million at December 31, 2012, primarily due to the foreclosure and transfers to OREO of $1.6 million of real estate loan during the three months ended March 31, 2013.

Loans 30-89 days past due increased by $8.6 million to $11.3 million at March 31, 2013, from $2.7 million at December 31, 2012, primarily due to a dispute with respect to a $5.4 million commercial loan relationship and the bankruptcy of a borrower with an outstanding $1.0 million commercial loan.

Set forth below is a summary of the transactions in the ALL in the three months ended March 31, 2013 and the year ended December 31, 2012:

(Dollars in thousands)	Three Months Ended March 31, 2013	Year Ended December 31, 2012
Balance, beginning of period	$10,881	$15,627
Charged off loans	(1,485)	(8,574)
Recoveries on loans previously charged off	472	1,878
Provision for loan losses	1,150	1,950

Balance, end of period	$11,018	$10,881

As the above table indicates, at March 31, 2013 the ALL totaled $11.0 million, or 1.54% of the loans then outstanding. The net charge-offs for the quarter totaled $1.0 million, offset by $1.15 million of provisions made for loan losses in the three months ended March 31, 2013. The loan charge-offs were primarily attributable to a $1.0 million write-down to a commercial loan relationship. On the basis of the methodologies we use to assess asset quality, bank regulatory guidelines and our historical loan loss history, we believe that the ALL was adequate to cover potential losses in the loan portfolio at March 31, 2013.

Deposits

Average Balances of and Average Interest Rates Paid on Deposits

Set forth below are the average amounts (in thousands of dollars) of, and the average rates paid on, deposits in the three months ended March 31, 2013:

	Three Months Ended March 31, 2013
	Average Balance	Average Rate
Noninterest-bearing demand deposits	$184,159	—
Interest-bearing checking accounts	33,228	0.26%
Money market and savings deposits	168,355	0.48%
Time deposits	457,608	1.05%

Average total deposits	$843,350	0.68%

Deposit Totals. Deposits totaled $816 million at March 31, 2013 as compared to $845 million at December 31, 2012 and $868 million at March 31, 2012. The following table compares the mix of our deposits, as between lower cost core deposits and higher cost time deposits, at March 31, 2013, December 31, 2012 and March 31, 2012, respectively:

	At March 31, 2013		At December 31, 2012		At March 31, 2012
(Dollars in thousands)	Amounts	Percent of Total Deposits	Amounts	Percent of Total Deposits	Amounts	Percent of Total Deposits
Core deposits
Noninterest bearing demand deposits	$183,185	22.5%	$170,259	20.1%	$166,102	19.2%
Savings and other interest-bearing transaction deposits	202,021	24.8%	194,215	23.0%	207,887	23.9%
Time deposits	430,387	52.7%	480,921	56.9%	494,073	56.9%

Total deposits	$815,593	100.0%	$845,395	100.0%	$868,062	100.0%

As indicated in the above table, noninterest bearing demand deposits and savings and other interest-bearing deposits increased to 22.5% and 24.8%, respectively, of total deposits at March 31, 2013, from 20.1% and 23.0%, respectively, of total deposits at December 31, 2012. The mix of deposits changed as a result of a decrease in higher-priced time deposits to 52.7% of total deposits at March 31, 2013 from 56.9% of total deposits at March 31, 2012. That change in the mix of deposits contributed to the reduction in interest expense in this year’s third quarter, as compared to the same quarter of 2012. See “—Results of Operations—Net Interest Income” above in this Section of this Report.

Set forth below, in thousands of dollars, is a maturity schedule of domestic time certificates of deposit outstanding at March 31, 2013:

	At March 31, 2013
	Certificates of Deposit under $100,000	Certificates of Deposit of $100,000 or More
Maturities
Three months or less	$13,110	$63,926
Over three and through nine months	13,799	60,032
Over nine and through twelve months	29,730	176,711
Over twelve months	8,172	64,907

Total certificates of deposit	$64,811	$365,576

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

Our liquid assets, which included cash and due from banks, federal funds sold, interest earning deposits that we maintain with financial institutions and unpledged securities available for sale (excluding Federal Reserve Bank and Federal Home Loan Bank stock) totaled $208 million, which represented 20% of total assets at March 31, 2013.

Cash Flow Provided by Operating Activities. In the three months ended March 31, 2013, operating activities provided net cash of $24 million, comprised primarily of $88 million from sales of mortgages loans available for sale, partially offset by the use of $57 million to fund new mortgage loan originations. By contrast, operating activities used $12 million of cash in the three months ended March 31, 2012 as mortgage loan originations, totaling $144 million, exceeded proceeds from sales of mortgage loans, which totaled $134 million, by approximately $10.1 million. The decrease in mortgage loan originations in the three months ended March 31, 2013 was due primarily to our exit from the wholesale residential mortgage business in August 2012.

Cash Flow Provided by Investing Activities. In the three months ended March 31, 2013, investing activities provided net cash of $30 million, comprised primarily of $8 million from sales of OREO, $6 million from sales of securities available for sale and a $13 million net decrease in outstanding loans. In the three months ended March 31, 2012, financing activities provided net cash of $77 million consisting primarily of $136 million of proceeds from sales of securities available for sale, $4 million from the maturities of or payments of principal on securities available for sale and $1 million from sales of OREO, which more than offset the use of $35 million to purchase securities available for sale and $28 million to fund new loans.

Cash Flow Used in Financing Activities. In the three months ended March 31, 2013, we used $25 million in financing activities, comprised primarily of a $30 million decrease in deposits and a $10 million decrease in borrowings, partially offset by $15 million of proceeds from the sale of 2,222,222 shares of our common stock, at a price of $6.75 per share, to the Carpenter Funds in March 2013. In the three months ended March 31, 2012, financing activities provided cash of $11 million, comprised of increases of $6 million in deposits and $5 million in borrowings.

Ratio of Loans to Deposits. The relationship between gross loans and total deposits can provide a useful measure of a bank’s liquidity. Since repayments of loans tend to be less predictable than the maturity of investments and other liquid resources, the higher the loan-to-deposit ratio the less liquid are a bank’s assets. On the other hand, since we realize greater yields on loans than we do on investments, a lower loan-to-deposit ratio can adversely affect our interest income and earnings. As a result, our goal is to achieve a loan-to-deposit ratio that appropriately balances the requirements of liquidity and the need to generate a fair return on our assets. At March 31, 2013 and December 31, 2012, the loan-to-deposit ratios were 88% and 86%, respectively.

Off Balance Sheet Arrangements

Loan Commitments and Standby Letters of Credit. In order to meet the financing needs of our customers, in the normal course of business we make commitments to extend credit and issue standby commercial letters of credit to or for our customers. At March 31, 2013 and December 31, 2012, we were committed to fund certain loans, including letters of credit, amounting to approximately $221 million and $118 million, respectively.

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

Borrowings and Contractual Obligations

Borrowings. As of March 31, 2013, we had $22.5 million of outstanding short-term borrowings and $22.5 million of outstanding long-term borrowings that we had obtained from the Federal Home Loan Bank. The following table sets forth the principal amounts of, the interest rates we paid on, and the maturity dates of these Federal Home Loan Bank borrowings. These borrowings, along with the securities sold under agreements to repurchase, had a weighted-average annualized interest rate of 0.74% during the first quarter of 2013.

Principal Amounts	Interest Rate	Maturity Dates	Principal Amounts	Interest Rate	Maturity Dates
(Dollars in thousands)
$5,000	1.06%	August 9, 2013	$5,000	0.48%	May 6, 2014
5,000	0.41%	November 5, 2013	3,000	0.64%	September 26, 2014
7,500	0.49%	March 3, 2014	4,500	0.78%	March 26, 2015
5,000	0.56%	March 26, 2014	5,000	0.76%	March 30, 2015
5,000	0.48%	April 14, 2014

At March 31, 2013, U.S. Agency and mortgage backed securities, U.S. Government agency securities and collateralized mortgage obligations with an aggregate fair market value of $2 million and $149 million of residential mortgage and other real estate secured loans were pledged to secure these Federal Home Loan Bank borrowings, repurchase agreements, local agency deposits and treasury, tax and loan accounts.

The highest amount of borrowings outstanding at any month end in the quarter ended March 31, 2013 consisted of $55 million of borrowings from the Federal Home Loan Bank. By comparison, the highest amount of borrowings outstanding at any month end in 2012 consisted of $69 million of borrowings from the Federal Home Loan Bank.

Junior Subordinated Debentures. Pursuant to rulings of the Federal Reserve Board, bank holding companies were permitted to issue long term subordinated debt instruments that, subject to certain conditions, would qualify as and, therefore, augment capital for regulatory purposes. At March 31, 2013, we had outstanding approximately $17.5 million principal amount of 30-year junior subordinated floating rate debentures (the “Debentures”), of which $16.8 million qualified as Tier 1 capital for regulatory purposes as of March 31, 2013. See discussion below under the subcaption “—Capital Resources-Regulatory Capital Requirements.”

Set forth below is certain information regarding the Debentures:

(Dollars in thousands)	Principal Amount	Interest Rate	Maturity Dates(1)
September 2002	$7,217	90 day Libor plus 3.40%	September 2032
October 2004	10,310	90 day Libor plus 2.00%	October 2034

Total	$17,527

(1)	Subject to the receipt of prior regulatory approval, we may redeem the Debentures, in whole or in part, without premium or penalty, at any time prior to maturity.

Interest on the Debentures is payable quarterly. However, subject to certain conditions, we are entitled by the express terms of the Debentures to defer those interest payments for up to 20 quarters.

As previously reported, since July 2009 we have been required to obtain the prior approval of the Federal Reserve Bank of San Francisco (the “FRBSF”) to make interest payments on the Debentures. Since September 2010, we have been unable to obtain FRBSF approvals needed to permit us to make interest payments on the Debentures. As a result, as of March 31, 2013, we had deferred 10 quarterly interest payments, totaling $756,000, on the $7.2 million of Debentures due in September, 2032, and 11 quarterly interest payments, totaling $813,000, on the $10.3 million of Debentures due in October, 2034. We cannot predict when the FRBSF will approve our resumption of such interest payments and until such approval can be obtained it will be necessary for us to continue deferring interest payments on the Debentures. Since we have the right, under the terms of the Debentures, to defer interest payments for up to twenty (20) quarters, the deferrals of interest payments to date have not, and any deferral of future interest payments through January, 2015, will not constitute a default under or with respect to the Debentures. However, if we are not able to obtain regulatory approval to pay all of the deferred interest payments by January, 2015, we would then be in default under the Debentures. For additional information regarding the restrictions on the payment by us of interest on the Debentures, as well as other regulatory restrictions that apply to us and the Bank under a regulatory agreement entered into with the FRBSF and a regulatory order issued by the California Department of Financial Institutions, see “Capital Resources-Capital and Other Requirements under FRB Agreement and DFI Order” below in this section of this report and “Supervision and Regulation-Regulatory Action by the FRB and DFI” in Item 1 and “RISK FACTORS” in Item 1A in Part I of our 2012 10-K.

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

The following is a summary of the major components of securities available for sale and a comparison of the amortized cost, estimated fair values and gross unrealized gains and losses, in each case, in thousands of dollars, as of March 31, 2013 and December 31, 2012:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Securities available for sale at March 31, 2013:
Mortgage backed securities issued by U.S. Agencies(1)	$68,028	$246	$(494)	$67,780
Collateralized non-agency mortgage obligations(1)	2,462	98	(51)	2,509
Asset backed securities(2)	2,247	—	(1,390)	857
Mutual funds(3)	4,376	—	—	4,376

Total securities available for sale	$77,113	$344	$(1,935)	$75,522

Securities available for sale at December 31, 2012:
Mortgage-backed securities issued by U.S. agencies(1)	$78,053	$553	$(160)	$78,446
Collateralized non-agency mortgage obligations(1)	2,599	87	(61)	2,625
Asset backed securities(2)	2,247	—	(1,347)	900
Mutual funds(3)	4,407	—	—	4,407

Total securities available for sale	$87,306	$640	$(1,568)	$86,378

(1)	Secured by closed-end first lien 1-4 family residential mortgages.
(2)	Comprised of a security that represents an interest in a pool of trust preferred securities issued by U.S.-based banks and insurance companies
(3)	Consists primarily of mutual fund investments in closed-end first lien 1-4 family residential mortgages.

At March 31, 2013, U.S. agencies and mortgage backed securities, U.S. government agency securities, collateralized mortgage obligations and time deposits with an aggregate fair market value of $14 million were pledged to secure FHLB borrowings, repurchase agreements, local agency deposits, to secure lines of credit at our correspondent banks and treasury, and tax and loan accounts.

The amortized costs, at March 31, 2013, of securities available for sale are shown in the following table, by contractual maturities and historical prepayments based on the prior three months of principal payments. Expected maturities will differ from contractual maturities and historical prepayments, particularly with respect to collateralized mortgage obligations, because borrowers may react to interest rate market conditions differently than the historical prepayment rates.

	March 31, 2013 Maturing in
	One year or less		Over one year through five years		Over five years through ten years		Over ten years		Total
(Dollars in thousands)	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield
Securities available for sale:
Mortgage-backed securities issued by U.S. Agencies	$10,169	1.41%	$27,279	1.45%	$19,829	1.49%	$10,751	1.55%	$68,028	1.47%
Collateralized non-agency mortgage obligations	724	2.24%	1,195	3.36%	—	—	543	4.07%	2,462	3.18%
Asset backed securities	—	—	—	—	—	—	$2,247	0%	$2,247	0%
Mutual funds	—	—	4,376	1.90%	—	—	—	—	4,376	1.90%

Total securities available for sale	$10,893	1.46%	$32,850	1.58%	$19,829	1.49%	$13,541	1.40%	$77,113	1.51%

The table below shows, as of March 31, 2013, the gross unrealized losses and fair values of our investments, aggregated by investment category, and the length of time that the individual securities have been in a continuous unrealized loss position.

	Securities with Unrealized Loss at March 31, 2013
	Less than 12 months		12 months or more		Total
Dollars in thousands	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Mortgage backed securities issued by U.S. agencies	34,896	(494)	39	0	34,935	(494)
Collateralized non-agency mortgage obligations	—	—	1,143	(51)	1,143	(51)
Asset backed securities	—	—	858	(1,390)	858	(1,390)

Total temporarily impaired securities	$34,896	$(494)	$2,040	$(1,441)	$36,936	$(1,935)

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

The following table sets forth the capital and capital ratios of the Company (on a consolidated basis) and the Bank (on a stand-alone basis) at March 31, 2013, as compared to the respective regulatory requirements applicable to them.

	Actual		Applicable Federal Regulatory Requirement
			To be Categorized as Adequately Capitalized		To be Categorized as Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk Weighted Assets:
Company	$151,376	18.6%	$65,168	At least 8%	N/A	N/A
Bank	129,327	16.1%	64,277	At least 8%	$80,346	At least 10%
Tier 1 Capital to Risk Weighted Assets:
Company	$141,181	17.3%	$32,584	At least 4%	N/A	N/A
Bank	119,269	14.8%	32,138	At least 4%	$48,207	At least 6%
Tier 1 Capital to Average Assets:
Company	$141,181	13.6%	$41,452	At least 4%	N/A	N/A
Bank	119,269	11.5%	41,406	At least 4%	$51,758	At least 5%

At March 31, 2013, the Bank (on a stand-alone basis) continued to qualify as a well-capitalized institution, and the Company continued to exceed the minimum required capital ratios, under the capital adequacy guidelines described above.

The Company’s consolidated total capital and Tier 1 capital, at March 31, 2013, includes an aggregate of $16.8 million principal amount of the $17.5 million of Junior Subordinated Debentures that we issued in 2002 and 2004. We contributed that amount to the Bank over the three year period ended December 31, 2009, thereby providing it with additional cash to fund the growth of its banking operations and, at the same time, to increase its total capital and Tier 1 capital.

Basel III Capital Requirements.

The current risk-based capital guidelines are based upon the 1988 capital accord of the International Basel Committee on Banking Supervision (the “BCBS”), which is a committee of central banks and bank supervisors/regulators from the major industrialized countries that develops broad policy guidelines for use by each country’s banking regulators in determining the banking supervisory policies they apply. In December 2010, the BCBS issued a new set of international guidelines for determining regulatory capital, known as “Basel III.” These guidelines were revised in June 2011. As revised, the Basel III capital guidelines would increase minimum capital requirements, and when fully implemented, would require banks to maintain a minimum ratio of Tier 1 common equity-to-risk-weighted assets of at least 4.5 percent plus a 2.5 percent capital conservation buffer.

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

The Federal Reserve Board has delayed the finalization of its Basel III NPRs, but has not, as yet, provided any guidance as to when the final rules will be adopted or as to the duration of the transition period over which banks will be permitted to implement these new requirements.

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

Among other things, on August 26, 2011, we sold to three institutional investors (the “Investors”) a total of 112,000 shares of a newly created Series B Convertible 8.4% Noncumulative Preferred Stock (the “Series B Shares”), at a price of $100.00 per share in cash, generating aggregate gross proceeds to the Company of $11.2 million. The Investors were SBAV LP, an affiliate of the Clinton Group, which purchased 75,000 Series B Shares, and the Carpenter Funds which, together, purchased a total of 37,000 Series B Shares. We contributed the net proceeds from the sale of those Series B Shares to the Bank, which enabled it to increase the ratio of its adjusted tangible shareholders’ equity to its tangible assets above 9% and thereby meet the capital requirements under the DFI Order.

As previously reported, on April 20, 2012 we sold to the Carpenter Funds a total of 4,201,278 shares of our common stock at a price of $6.26 per share in cash, generating aggregate gross proceeds to the Company of $26.3 million, which has further increased the amount of our Tier 1 capital. We then used $15.0 million of those proceeds to make a capital contribution to the Bank.

Effective as of March 30, 2013, we sold a total of 2,222,222 shares of our common stock to Carpenter Community Bancfund L.P. and Carpenter Community Bancfund-A, L.P. (the “Carpenter Funds”), at a price of $6.75 per share in cash, generating gross proceeds to us of $15 million. The purchase price of $6.75 per share of common stock is equal to the Company’s tangible book value per share of common stock as of December 31, 2012. The proceeds from the sale of those shares were contributed by the Company to capitalize a new wholly-owned asset management subsidiary, which has used those proceeds to fund the purchase of $10 million of nonperforming loans and foreclosed real properties from the Bank. As a result of these capital contributions and the income generated by the Bank since 2011 the ratio of the Bank’s adjusted tangible shareholders’ equity to its tangible assets had increased to 12.4% at March 31, 2013.

Additional information regarding the FRB Agreement and the DFI Order is set forth in our 2012 10-K in the subsection of Item 1 thereof entitled “Supervision and Regulation—Regulatory Action by the FRB and DFI” and in Item 1A thereof entitled “RISK FACTORS”.

Dividend Policy and Share Repurchase Programs. It is, and since the beginning of 2009 it has been, the policy of the Boards of Directors of the Company and the Bank to preserve cash to enhance their capital positions and the Bank’s liquidity. Moreover, since mid-2009, bank regulatory restrictions, including those under the FRB Agreement and DFI Order, have precluded the Company and the Bank from paying cash dividends, and we have been precluded from repurchasing our shares, without the prior approval of the FRBSF. Accordingly, we do not expect to pay dividends or make share repurchases at least for the foreseeable future.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, in connection with the filing of this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2013. Based on that evaluation, our CEO and CFO have concluded that, as of March 31, 2013, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to disclose in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules of the Securities and Exchange Commission and that such information is accumulated and communicated to management, including our Chief Executive and Chief Financial Officers, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1A.	RISK FACTORS

There have been no material changes in our assessment of our risk factors from those set forth in our 2012 10-K.

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

PACIFIC MERCANTILE BANCORP

Date: May 14, 2013	By:	/S/ NANCY A. GRAY
Nancy A. Gray, Chief Financial Officer

S-1

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

Exhibit 31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

E-1