Form 10-Q
period 2013-06-30
PACIFIC MERCANTILE BANCORP
filed 2013-08-13
CIK 1109546

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

18,905,941 shares of Common Stock as of August 5, 2013

QUARTERLY REPORT ON FORM 10Q

FOR

THE QUARTER ENDED JUNE 30, 2013

		Page

Part I. Financial Information

Item 1.	Financial Statements (unaudited)	1

	Consolidated Statements of Financial Condition at June 30, 2013 and December 31, 2012	1

	Consolidated Statements of Operations for the Six Months ended June 30, 2013 and 2012	2

	Consolidated Statements of Comprehensive (Loss) Income for the Six Months ended June 30, 2013 and 2012	3

	Consolidated Statements of Cash Flows for the Six Months ended June 30, 2013 and 2012	4

	Consolidated Statement of Shareholders’ Equity for the Six Months ended June 30, 2013	5

	Notes to Interim Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32

Item 4T.	Controls and Procedures	59

Part II. Other Information

Item 1A.	Risk Factors	60

Item 6.	Exhibits	60

Signatures		S-1

Exhibit Index		E-1

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

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except share and per share data)

(Unaudited)

	June 30, 2013	December 31, 2012
ASSETS
Cash and due from banks	$15,671	$12,256
Interest bearing deposits with financial institutions	73,691	115,952

Cash and cash equivalents	89,362	128,208
Interest-bearing time deposits with financial institutions	2,423	2,423
Federal Reserve Bank and Federal Home Loan Bank Stock, at cost	8,918	10,284
Securities available for sale, at fair value	69,950	86,378
Loans held for sale at fair value	10,672	55,809
Loans (net of allowances of $11,123 and $10,881, respectively)	717,818	719,257
Other real estate owned	17,331	17,710
Accrued interest receivable	2,178	2,242
Premises and equipment, net	1,414	1,362
Other assets	32,047	30,268

Total assets	$952,113	$1,053,941

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$188,149	$170,259
Interest-bearing	560,831	675,136

Total deposits	748,980	845,395
Borrowings	45,000	55,000
Accrued interest payable	2,055	1,832
Other liabilities	8,231	11,311
Junior subordinated debentures	17,527	17,527

Total liabilities	821,793	931,065

Commitments and contingencies (Note 2)
Shareholders’ equity:
Preferred stock, no par value, 2,000,000 shares authorized:
Series B Convertible 8.4% Noncumulative Preferred Stock, 300,000 shares authorized; 112,000 issued and outstanding at June 30, 2013 and December 31, 2012; liquidation preference $100 per share, plus accumulated but undeclared dividends at June 30, 2013 and December 31, 2012	8,747	8,747
Series C Convertible 8.4% Noncumulative Preferred Stock, 300,000 shares authorized; 12,803 issued and outstanding at June 30, 2013 and December 31, 2012; liquidation preference $100 per share plus accumulated but undeclared dividends at June 30, 2013 and December 31, 2012	1,280	1,280
Common stock, no par value, 85,000,000 shares authorized; 18,905,941 and 16,677,419 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	128,168	112,790
Retained (deficit) earnings	(5,687)	624
Accumulated other comprehensive loss	(2,188)	(565)

Total shareholders’ equity	130,320	122,876

Total liabilities and shareholders’ equity	$952,113	$1,053,941

The accompanying notes are an integral part of these consolidated financial statements.

Part I. Item 1. (continued)

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except for shares and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Interest income
Loans, including fees	$8,359	$9,887	$16,878	$19,265
Securities available for sale and stock	387	392	757	1,269
Interest-bearing deposits with financial institutions	76	74	171	129

Total interest income	8,822	10,353	17,806	20,663
Interest expense
Deposits	1,173	1,898	2,576	3,949
Borrowings	209	311	432	555

Total interest expense	1,382	2,209	3,008	4,504

Net interest income	7,440	8,144	14,798	16,159
Provision for (recovery of) loan losses	—	1,850	1,150	1,450

Net interest income after provision for loan losses	7,440	6,294	13,648	14,709
Noninterest income
Total other-than-temporary impairment of securities	—	—	—	(25)
Less: Portion of other-than-temporary impairment losses recognized in other comprehensive loss	—	—	—	52

Net impairment loss recognized in earnings	—	—	—	(77)
Service fees on deposits and other banking services	196	245	392	478
Mortgage banking (including net gains on sales of loans held for sale)	1,719	8,450	3,308	12,981
Net gains on sale of securities available for sale	—	—	23	1,186
Net (loss) gain on sale of other real estate owned	1	130	1	111
Other	(523)	301	(298)	475

Total noninterest income	1,393	9,126	3,426	15,154
Noninterest expense
Salaries and employee benefits	6,761	6,531	12,878	12,148
Occupancy	703	669	1,369	1,321
Equipment and depreciation	486	520	1,115	918
Data processing	200	180	398	375
FDIC expense	546	545	1,092	1,159
Other real estate owned expense	857	1,877	2,974	3,701
Professional fees	902	1,403	2,568	2,290
Mortgage related loan expense	317	925	744	1,278
Provision for (recovery of) contingencies	(279)	—	(539)	339
Other operating expense	1,482	1,032	2,715	2,390

Total noninterest expense	11,975	13,682	25,314	25,919

(Loss) Income before income taxes	(3,142)	1,738	(8,240)	3,944
Income tax (benefit) provision	—	(4,058)	(1,929)	(3,234)

Net (loss) income	(3,142)	5,796	(6,311)	7,178
Accumulated undeclared dividends on preferred stock	(262)	(234)	(524)	(468)

Net (loss) income allocable to common shareholders	$(3,404)	$5,562	$(6,835)	$6,710

(Loss) Income per common share
Basic	$(0.18)	$0.35	$(0.38)	$0.48
Diluted	$(0.18)	$0.35	$(0.38)	$0.47
Weighted average number of common shares outstanding
Basic	18,905,842	15,778,678	17,825,311	14,087,522
Diluted	18,905,842	15,977,939	17,825,311	14,205,583

The accompanying notes are an integral part of these consolidated financial statements.

Part I. Item 1. (continued)

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net (loss) income	$(3,142)	$5,796	$(6,311)	$7,178
Other comprehensive (loss) income net of tax:
Change in unrealized gain (loss) on securities available for sale	(1,014)	1,405	(1,643)	1,053
Change in net unrealized gain (loss) and prior service benefit on supplemental executive retirement plan	—	9	20	18

Total comprehensive (loss) income	$(4,156)	$7,210	$(7,934)	$8,249

The accompanying notes are an integral part of these consolidated financial statements

Part I. Item 1. (continued)

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2013	2012
Cash Flows From Operating Activities:
Net (loss) income	$(6,311)	$7,178
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	280	268
Provision for loan losses	1,150	1,450
Amortization of premium on securities	278	183
Net gains on sales of securities available for sale	(23)	(1,186)
Net gains on sales of loans held for sale	(5,333)	(13,995)
Other than temporary impairment on securities available for sale	—	77
Net mark-to-market on mortgage loans held for sale	2,192	(6,352)
Proceeds from sales and principal reductions of mortgage loans held for sale	153,920	359,337
Originations and purchases of mortgage loans held for sale	(103,366)	(424,540)
Repurchases of mortgage loans held for sale	—	(864)
Net amortization of deferred fees and unearned income on loans	(132)	(270)
Net gain on sale of fixed assets	—	(25)
Net gain on sales of other real estate owned	(1)	(111)
Write down of other real estate owned	1,922	429
Stock-based compensation expense	355	207
Net mark-to-market (gain) loss on derivatives	(803)	2,268
Net mark to market (gain) loss on mortgage servicing rights	(1,021)	—
Changes in operating assets and liabilities:
Net (increase) decrease in accrued interest receivable	64	(103)
Net increase in other assets	(3,765)	(2,730)
Net increase in deferred taxes	(587)	(6,369)
Net (increase) decrease in income taxes receivable	(2,246)	159
Net increase in accrued interest payable	223	175
Net increase (decrease) in other liabilities	(3,060)	3,377

Net cash provided by operating activities	33,736	81,437
Cash Flows From Investing Activities:
Net increase in interest-bearing time deposits with financial institutions	—	(130)
Maturities of and principal payments received on securities available for sale and other stock	14,552	22,085
Purchase of securities available for sale and other stock	—	(107,357)
Proceeds from sale of securities available for sale and other stock	6,164	135,619
Proceeds from sale of other real estate owned	—	6,000
Capitalized cost of other real estate owned	—	(337)
Net increase in loans	(1,121)	(48,191)
Purchases of premises and equipment	(332)	(574)
Proceeds from sale of premises and equipment	—	36

Net cash provided by investing activities	19,263	7,151
Cash Flows From Financing Activities:
Proceeds from sale of common stock	14,999	24,591
Net decrease in deposits	(96,415)	(5,041)
Net (decrease) increase in borrowings	(10,000)	20,000
Proceeds from exercise of common stock options	23	1
Proceeds from sale of stock purchase warrants	—	44

Net cash provided by (used in) financing activities	(91,393)	39,595
Net decrease in cash and cash equivalents	(38,846)	(34,691)
Cash and Cash Equivalents, beginning of period	128,208	96,467

Cash and Cash Equivalents, end of period	$89,362	$61,776

Supplementary Cash Flow Information:
Cash paid for interest on deposits and other borrowings	$2,785	$4,329

Cash paid for income taxes	—	318

Non-Cash Investing Activities:
Transfer of loans held for sale to loans held for investment	$—	$6,788

Transfer of loans into other real estate owned	$1,544	$416

The accompanying notes are an integral part of these consolidated financial statements.

Part I. Item 1. (continued)

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Shares and dollars in thousands)

(Unaudited)

For The Six Months Ended June 30, 2013

	Series B and C Preferred Stock		Common Stock		Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total
	Number of Shares	Amount	Number of Shares	Amount
Balance at January 1, 2013	125	$10,027	16,677	$112,790	$624	$(565)	$122,876
Issuance of common stock	—	—	2,222	15,000	—	—	15,000
Common stock based compensation expense	—	—	—	355	—	—	355
Common stock options exercised	—	—	6	23	—	—	23
Net loss	—	—	—	—	(6,311)	—	(6,311)
Change in accumulated other comprehensive loss	—	—	—	—	—	(1,623)	(1,623)

Balance at June 30, 2013	125	$10,027	18,905	$128,168	$(5,687)	$(2,188)	$130,320

The accompanying notes are an integral part of this consolidated financial statement.

Part I. Item 1. (continued)

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements

(Unaudited)

1.	Nature of Business

Pacific Mercantile Bancorp (“PMBC”) is a bank holding company which, through its wholly owned subsidiary, Pacific Mercantile Bank (the “Bank”) is engaged in the commercial banking business in Southern California. PMBC is registered as a one bank holding company under the United States Bank Holding Company Act of 1956, as amended and, as such, is regulated by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board” or the “FRB”) and the Federal Reserve Bank of San Francisco under delegated authority from the Federal Reserve Board. Substantially all of our operations are conducted and substantially all our assets are owned by the Bank, which accounts for substantially all of our consolidated revenues and expenses, and our earnings. The Bank provides a full range of banking services to small and medium-size businesses, professionals and the general public in Orange, Los Angeles, San Bernardino and San Diego Counties of California and is subject to competition from other banks and financial institutions and from financial services organizations conducting operations in those same markets. The Bank is chartered by the California Division of Financial Institutions (DFI) of the Department of Business Oversight (“DBO”) and is a member of the Federal Reserve Bank of San Francisco (the “FRBSF”). In addition, the deposit accounts of the Bank’s customers are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to the maximum amount allowed by law.

During the first quarter of 2013, PMBC organized a new wholly-owned subsidiary, PM Asset Resolution, Inc. (“PMAR”) for the purpose of purchasing certain non-performing loans and other real estate from the Bank and thereafter collecting or disposing of those. PMBC, the Bank and PMAR are sometimes referred to, together, on a consolidated basis, in this report as the “Company” or as “we”, “us” or “our”.

2.	Significant Accounting Policies, Recent Accounting Pronouncements, Commitments and Contingencies

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all footnotes that would be required for a full presentation of our financial position, results of operations, changes in cash flows and comprehensive income (loss) in accordance with generally accepted accounting principles in the United States (“GAAP”). However, these interim financial statements reflect all adjustments (consisting of normal recurring adjustments and accruals) which, in the opinion of management, are necessary for a fair presentation of our consolidated financial position and results of operations for the interim periods presented. These interim consolidated financial statements also reflect any events which may have occurred between July 1, 2013 and the date on which this Quarterly Report on Form 10-Q was filed with the Securities and Exchange Commission (the “SEC”) and which required any adjustments to or disclosure in these financial statements.

These unaudited consolidated financial statements have been prepared on a basis consistent with prior periods and should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2012, and the notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2012 (our “2012 10-K”), as filed with the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)

Our consolidated financial position at June 30, 2013, and the consolidated results of operations for the six months then ended, are not necessarily indicative of what our financial position will be at December 31, 2013, or of the results of our operations that may be expected for any other interim period or for the full year ending December 31, 2013.

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

Recently Adopted Accounting Pronouncements

In February 2013, the FASB issued Accounting Standards Update (“ASU”) 2013-02, “Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income”, ASU No. 2013-02, which requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective lines in the entity’s net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. The adoption of ASU No. 2013-02 did not have a material impact on our consolidated financial condition or results of operations.

Commitments and Contingencies

Commitments

To meet the financing needs of our customers in the normal course of business, we are a party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements. At June 30, 2013, loan commitments and letters of credit totaled $118 million and $2 million, respectively. The contractual amount of a credit-related financial instrument such as a commitment to extend credit, a credit-card arrangement or a letter of credit represents the amounts of potential accounting loss should the commitment be fully drawn upon, the customer were to default, and the value of any existing collateral securing the customer’s payment obligation becomes worthless.

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

During the first quarter of 2012, we began selling a portion of our mortgage loan production directly to secondary market investors on a “mandatory commitment” basis, agreeing to sell a specified dollar amount of mortgage loans at an agreed-upon price within a specified timeframe in order to avail ourselves of more favorable pricing on mortgage loan sales to investors. In order to mitigate interest rate risk on loans subject to such mandatory commitments, when we locked the interest rate for the borrowers on those loans prior to funding, we locked the price to sell the loans to investors in a mandatory commitment and entered into a mortgage backed to-be-announced (“TBA”) security. The mandatory commitment and the TBA security act as a hedge against market interest rate movements between the time the interest rate is locked and the loan is funded and sold in the secondary market. TBA securities are deemed to be derivatives and involve off-balance sheet financial risk. The contractual or notional amounts of the TBA securities are tied to the Bank’s loan origination volume and we bear a financial risk from such securities. The unrealized gains from the interest rate contracts and TBA security hedges were $584,000 and $393,000 for the three and six months ended June 30, 2013, respectively. These gains or losses depend upon the value of the underlying financial instruments and are affected by market changes in interest rates.

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

As previously reported, at the conclusion of a jury trial in February 2012, the plaintiff was awarded $250,000 of compensatory damages and $950,000 in punitive damages against the Bank. In addition, the trial court entered an award to plaintiff of his attorney’s fees and costs, in the amount of $762,000. Promptly thereafter, the Bank filed an appeal of the trial court’s rulings and the jury verdict, asserting that those rulings and the jury’s verdict were erroneous.

2.	Significant Accounting Policies, Recent Accounting Pronouncements, Commitments and Contingencies (Cont,-)

Due to the inherent uncertainties with respect to the ultimate outcome of appeals and the opportunity to put an end to what was becoming a lengthy and costly appellate process, on May 13, 2013, we entered into a settlement with the plaintiff pursuant to which plaintiff released all claims that he had or might have had against the Bank in exchange for the payment by the Bank to plaintiff of $1,316,377, and to plaintiff’s lien claimant of $33,623, totaling $1,350,000, which was less than the contingency reserve previously established by the Bank for this suit. As a result, the settlement had no material effect on the Company’s results of operations for the three or the six months ended June 30, 2013.

Other Claims. We also are subject to legal actions that arise from time to time in the ordinary course of our business. Currently there are no such pending legal proceedings that we believe their resolution will be material to our financial condition or results of operations.

Regulatory Matters

On August 31, 2010, the Company and the Bank entered into a Written Agreement (the “FRBSF Agreement”) with FRBSF. On the same date, the Bank consented to the issuance of a regulatory order by the DFI (“DFI Order”). The principal purposes of the FRBSF Written Agreement and DFI Order, which constitute formal supervisory actions by the FRBSF and the DFI, were to require us to adopt and implement formal plans and take certain actions, as well as to continue to implement other measures that we previously adopted, to address the adverse consequences that the economic recession has had on the performance of our loan portfolio and our operating results, to improve our operating results, and to increase our capital to strengthen our ability to weather any further adverse economic conditions that might arise in the future.

The FRBSF Agreement and DFI Order contain substantially similar provisions. They required the Boards of Directors of the Company and the Bank to prepare and submit written plans to the FRBSF and the DFI to address the following matters: (i) strengthening board oversight of the management operations of the Bank; (ii) strengthening credit risk management practices; (iii) improving credit administration policies and procedures; (iv) improving the Bank’s position with respect to problem assets; (v) maintaining adequate reserves for loan losses in accordance with applicable supervisory guidelines; (vi) improving the capital position of the Bank and, in the case of the FRBSF Agreement, the capital position of the Company; (vii) improving the Bank’s earnings through the formulation, adoption and implementation of a new strategic plan, and (viii) submitting a satisfactory funding contingency plan for the Bank that would identify available sources of liquidity and a plan for dealing with possible future adverse economic and market conditions. The Bank is also prohibited from paying dividends to the Company without the prior approval of the DFI, and the Company may not declare or pay cash dividends, repurchase any of its shares, make payments on its trust preferred securities or incur or guarantee any debt, without the prior approval of the FRBSF.

The Company and the Bank already have made substantial progress with respect to several of these requirements, including a requirement, achieved in August 2011, that the Bank raise additional capital to increase its ratio of adjusted tangible shareholders’ equity to its tangible assets to 9.0%. Additionally, both the Board and management are committed to achieving all of the requirements on a timely basis. However, a failure by the Company or the Bank to meet any of those remaining requirements could be deemed, by the FRBSF or the DFI, to be conducting business in an unsafe manner which could subject the Company or the Bank to further regulatory enforcement action.

3.	Fair Value Measurements

The following tables shows the recorded amounts of assets and liabilities measured at fair value on a recurring basis at June 30, 2013 and December 31, 2012:

	At June 30, 2013
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Investment securities available for sale
Mortgage backed securities issued by U.S. agencies	$62,634	$—	$62,634	$—
Collateralized mortgage obligations issued by non-agency	2,308	—	2,308	—
Asset backed securities	775	—	—	775
Mutual funds	4,233	4,233	—	—

Total securities available for sale at fair value	69,950	4,233	64,942	775
Loans held for sale	10,672	—	10,672	—
Other assets – Mortgage servicing rights	3,823	—	—	3,823
Derivative assets – IRLC’s	81	—	—	81
Derivative assets – TBA securities	540	—	—	540

Total assets measured at fair value on a recurring basis	$85,066	$4,233	$75,614	$5,219

	At December 31, 2012
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Investment securities available for sale
Mortgage backed securities issued by U.S. agencies	$78,446	$—	$78,446	$—
Collateralized mortgage obligations issued by non agency	2,625	—	1,963	662
Asset back securities	900	—	—	900
Mutual funds	4,407	4,407	—	—

Total securities available for sale at fair value	86,378	4,407	80,409	1,562
Loans held for sale	55,809	—	55,809	—
Other assets – Mortgage servicing rights	2,801	—	—	2,801
Derivative assets – IRLC’s	580	—	—	580

Total assets measured at fair value on a recurring basis	$145,568	$4,407	$136,218	$4,943

Derivative liabilities – TBA securities	$(158)	$—	$(158)	$—

Total liabilities measured at fair value on a recurring basis	$(158)	$—	$(158)	$—

The changes in Level 3 assets measured at fair value on a recurring basis are summarized in the following table:

(Dollars in thousands)	Investment Securities Available for Sale
Balance of recurring Level 3 instruments at January 1, 2013	$4,943
Total gains or losses (realized/unrealized):
Included in earnings-realized	—
Included in earnings-unrealized	—
Included in other comprehensive income	(1,413)
Purchases	—
Sales	—
Issuances	—
Settlements	1,689
Transfers in and/or out of Level 3	—

Balance of Level 3 assets at June 30, 2013	$5,219

3.	Fair Value Measurements (Cont,-)

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

Mortgage Servicing Rights. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques that would incorporate assumptions that market participants would use in estimating the fair value of servicing. These assumptions might include estimates of prepayment speeds, discount rate, costs to service, escrow account earnings, contractual servicing fee income, prepayment and late fees, among other considerations. Mortgage servicing rights are considered a Level 3 measurement at June 30, 2013 and are included in other assets in the accompanying consolidated balance sheets.

Derivative Assets and Liabilities. The Company’s derivative assets and liabilities are carried at fair value as required by GAAP and are accounted for as free standing derivatives. The derivative assets are interest rate lock commitments (“IRLCs”) with prospective residential mortgage borrowers whereby the interest rate on the loan is determined prior to funding and the borrowers have locked in that interest rate. These commitments are determined to be derivative instruments in accordance with GAAP. The derivative liabilities are hedging instruments (typically TBA securities) used to hedge the risk of fair value changes associated with changes in interest rates relating to its mortgage loan origination operations. The Company hedges the period from the interest rate lock (assuming a fall-out factor) to the date of the loan sale. The estimated fair value is based on current market prices for similar assets plus a fall-out factor estimated by management and accordingly, the Company classifies its derivative assets and liabilities as Level 3 measurement at June 30, 2013 and such assets are included in other assets in the accompanying consolidated statement of financial condition.

The following descriptions present qualitative information about the valuation techniques and unobservable inputs applied to Level 3 fair value measurements for financial instruments measured at fair value on a recurring and non-recurring basis at June 30, 2013.

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

3.	Fair Value Measurements (Cont,-)

Derivative assets and liabilities – TBA’s. The valuation technique used for Level 2 TBA’s is based on pricing of the hedging instruments (TBA’s), which are used to hedge the fair value changes associated with changes in interest rates relating to its mortgage lending operations. The Company hedges the period from the interest rate lock (assuming a fall-out factor) to the date of the loan sale. The fair value of the hedging instruments is based on the actively quoted TBA MBS market using observable inputs related to the characteristics of the underlying MBS stratified by product, coupon and settlement date. TBA’s are classified as Level 2 measurement as of June 30, 2013.

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

Loans Held for Sale. Mortgage loans held for sale and funded prior to December 1, 2011 are carried at the lower of cost or market value. The fair value of these loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics. As such, the Company classifies loans subject to nonrecurring fair value adjustments as Level 2.

Information regarding assets measured at fair value on a nonrecurring basis is set forth in the table below.

	At June 30, 2013
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Assets at Fair Value:
Impaired loans	$31,085	$—	$6,743	$24,342
Loans held for sale	10,672	—	10,672	—
Other assets(1)	17,331	—	17,331	—

Total	$59,088	$—	$34,746	$24,342

(1)	Includes foreclosed assets.

There were no transfers in or out of Level 3 measurements for nonrecurring items during the six months ended June 30, 2013.

Risks with Fair Value Measurements.

Fair value estimates are made at a discrete point in time based on relevant market information and other information about the financial instruments. Because no active market exists for a significant portion of our financial instruments, fair value estimates are based in large part on judgments we make primarily regarding current economic conditions, risk characteristics of various financial instruments, prepayment rates, and future expected loss experience. These estimates are subjective in nature and invariably involve some inherent uncertainties. Additionally, the occurrence of unexpected events or changes in circumstances can occur that could require us to make changes to our assumptions and which, in turn, could significantly affect and require us to make changes to our previous estimates of fair value.

3.	Fair Value Measurements (Cont,-)

In addition, the fair value estimates are based on existing on and off-balance sheet financial instruments without attempting to estimate the value of existing and anticipated future customer relationships and the value of assets and liabilities that are not considered financial instruments, such as premises and equipment and other real estate owned.

Fair Value Measurements for all Financial Instruments.

The following methods and assumptions were used to estimate the fair value of financial instruments not previously discussed.

Cash and Cash Equivalents. The fair value of cash and cash equivalents approximates its carrying value.

Interest-Bearing Deposits with Financial Institutions. The fair values of interest-bearing deposits maturing within ninety days approximate their carrying values.

Federal Home Loan Bank and Federal Reserve Bank Stock. The Bank is a member of the Federal Home Loan Bank (the “FHLB”) and the Federal Reserve Bank of San Francisco (the “FRBSF”). As members, we are required to own stock of the FHLB and the FRBSF, the amount of which is based primarily on the level of our borrowings from those institutions. We also have the right to acquire additional shares of stock in either or both of the FHLB and the FRBSF; however, to date, we have not done so. The fair values of that stock are equal to their respective carrying amounts, are classified as restricted securities and are periodically evaluated for impairment based on our assessment of the ultimate recoverability of our investments in that stock. Any cash or stock dividends paid to us on such stock are reported as income.

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

3.	Fair Value Measurements (Cont,-)

The estimated fair values and related carrying amounts of all of the Company’s financial instruments are as follows:

	At June 30, 2013
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$89,362	$89,362	$—	$—
Interest-bearing deposits with financial institutions	2,423	2,423	—	—
Federal Reserve Bank and Federal Home Loan Bank Stock	8,918	8,918	—	—
Investment securities available for sale:
Mortgage backed securities issued by U.S. agencies	62,634	—	62,634	—
Collateralized mortgage obligations issued by non-agency	2,308	—	2,308	—
Asset backed securities	775	—	—	775
Mutual funds	4,233	4,233	—	—
Loans held for sale	10,672	—	10,672	—
Loans, net	717,818	—	717,818	—
Other assets – Mortgage servicing rights	3,823	—	—	3,823
Derivative assets – IRLC’s	81	—	—	81
Derivative assets – TBA securities	540	—	540	—

Total assets measured at fair value on a recurring basis	$903,587	$104,936	$793,972	$4,679

Noninterest bearing deposits	$(188,149)	$(188,149)	$—	$—
Interest-bearing deposits	(560,831)	(560,831)	—	—
Borrowings	(45,000)	(45,000)	—	—
Junior subordinated debentures	(17,527)	(17,527)	—	—

Total liabilities measured at fair value on a recurring basis	$(811,507)	$(811,507)	$—	$—

	At December 31, 2012
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$128,208	$128,208	$—	$—
Interest-bearing deposits with financial institutions	2,423	2,423	—	—
Federal Reserve Bank and Federal Home Loan Bank Stock	10,284	10,284	—	—
Investment securities available for sale:
Mortgage backed securities issued by U.S. agencies	78,446	—	78,446	—
Collateralized mortgage obligations issued by non agency	2,625	—	1,963	662
Asset back securities	900	—	—	900
Mutual funds	4,407	4,407	—	—
Loans held for sale	55,809	—	55,809	—
Loans, net	719,257	—	719,257	—
Other assets – Mortgage servicing rights	2,801	—	—	2,801
Derivative assets – IRLC’s	580	—	—	580

Total assets measured at fair value on a recurring basis	$1,005,740	$145,322	$855,475	$4,943

Noninterest bearing deposits	$(170,259)	$(170,259)	$—	$—
Interest-bearing deposits	(675,136)	(675,136)	—	—
Borrowings	(45,000)	(45,000)	—	—
Junior subordinated debentures	(17,527)	(17,527)	—	—
Derivative liabilities – TBA securities	(158)	—	(158)	—

Total liabilities measured at fair value on a recurring basis	$(908,080)	$(907,922)	$(158)	$—

3.	Fair Value Measurements (Cont,-)

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

Loans Held for Sale at Fair Value	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2013	2012	2013	2012
Changes in fair value included in net income:
Mortgage banking noninterest income (loss)	$(610)	$4,901	$(2,192)	$6,352

June 30, 2013
(Dollars in thousands)	Fair Value Carrying Amount	Aggregate Unpaid Principal	Fair Value Carrying Amount Less Aggregate Unpaid Principal
Loans held for sale reported at fair value:
Total loans	$10,672	$10,595	$77
Nonaccrual loans	—	—	—
Loans 90 days or more past due and still accruing interest	—	—	—

Information Regarding Derivative Financial Instruments.

The following table includes information for the derivative assets and liabilities for the periods presented:

			Total Gains (Losses)
	Notional Balance		Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands)	June 30, 2013	June 30, 2012	2013	2012	2013	2012
Derivative assets – IRLC’s	$8,712	$80,836	$(238)	$1,581	$(427)	$2,600
Derivative liabilities – TBAs	$15,500	$132,719	$628	$(1,029)	$698	$(1,005)

4.	Investment Securities Available For Sale

The following table sets forth the major components of securities available for sale and compares the amortized costs and estimated fair market values of, and the gross unrealized gains and losses on, these securities at June 30, 2013 and December 31, 2012:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Securities available for sale at June 30, 2013:
Mortgage backed securities issued by U.S. agencies(1)	$64,883	$22	$(2,271)	$62,634
Collateralized mortgage obligations issued by non-agency(1)	2,309	60	(61)	2,308
Asset backed securities(2)	2,247	—	(1,472)	775
Mutual funds(3)	4,233	—	—	4,233

Total securities available for sale	$73,672	$82	$(3,804)	$69,950

Securities available for sale at December 31, 2012:
Mortgage-backed securities issued by U.S. agencies(1)	$78,053	$553	$(160)	$78,446
Collateralized mortgage obligations issued by non-agency(1)	2,599	87	(61)	2,625
Asset backed securities(2)	2,247	—	(1,347)	900
Mutual funds(3)	4,407	—	—	4,407

Total securities available for sale	$87,306	$640	$(1,568)	$86,378

(1)	Secured by closed-end first lien 1-4 family residential mortgages.
(2)	Comprised of a security that represents an interest in a pool of trust preferred securities issued by U.S.-based banks and insurance companies.
(3)	Consists primarily of mutual fund investments in closed-end first lien 1-4 family residential mortgages.

4.	Investment Securities Available For Sale (Cont,-)

At June 30, 2013 and December 31, 2012, U.S. agency mortgage backed securities and collateralized mortgage obligations with an aggregate fair market value of $13 million and $10 million, respectively, were pledged to secure Federal Home Loan Bank borrowings, repurchase agreements, local agency deposits and Treasury, tax and loan accounts.

The amortized costs and estimated fair values of securities available for sale at June 30, 2013 and December 31, 2012, are shown in the table below by contractual maturities and historical prepayments based on the prior twelve months of principal payments. Expected maturities will differ from contractual maturities and historical prepayments, particularly with respect to collateralized mortgage obligations, primarily because prepayment rates are affected by changes in conditions in the interest rate market and, therefore, future prepayment rates may differ from historical prepayment rates.

	At June 30, 2013 Maturing in
(Dollars in thousands)	One year or less	Over one year through five years	Over five years through ten years	Over ten Years	Total
Securities available for sale, amortized cost	$11,443	$32,600	$17,803	$11,826	$73,672
Securities available for sale, estimated fair value	11,113	31,723	17,096	10,018	69,950
Weighted average yield	1.28%	1.51%	1.49%	1.36%	1.45%

	At December 31, 2012 Maturing in
(Dollars in thousands)	One year or less	Over one year through five years	Over five years through ten years	Over ten Years	Total
Securities available for sale, amortized cost	$11,679	$35,038	$24,738	$15,851	$87,306
Securities available for sale, estimated fair value	11,788	35,264	24,747	14,579	86,378
Weighted average yield	1.59%	1.62%	1.62%	1.43%	1.58%

The Company recognized net gains on sales of securities available for sale of $23,000, on sale proceeds of $6.2 million during the six months ended June 30, 2013 and $1.2 million, on sale proceeds of $136 million during the six months ended June 30, 2012.

The table below indicates, as of June 30, 2013, the gross unrealized losses and fair values of our investments, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	Securities with Unrealized Loss at June 30, 2013
	Less than 12 months		12 months or more		Total
Dollars in thousands	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Mortgage backed securities issued by U.S. agencies	$61,183	(2,270)	38	(1)	61,221	(2,271)
Collateralized mortgage obligations issued by non-agency	—	—	1,065	(61)	1,065	(61)
Asset backed securities	—	—	775	(1,472)	775	(1,472)

Total temporarily impaired securities	$61,183	$(2,270)	$1,878	$(1,534)	$63,061	$(3,804)

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

We recognize other-than-temporary impairments (“OTTI”) for our available-for-sale debt securities in accordance with ASC 320-10. When there are credit losses associated with an impaired debt security, but we have no intention of selling, and it is more likely, than not, that we will not have to sell the security before recovery of its cost basis, we will separate the amount of impairment, or OTTI, between the amount that is credit related and the amount that is related to non-credit factors. Credit-related impairments are recognized in our consolidated statements of operations. Any non-credit-related impairments are recognized and reflected in other comprehensive income (loss).

4.	Investment Securities Available For Sale (Cont,-)

Through the impairment assessment process, we determined that the available-for-sale securities discussed below were other-than-temporarily impaired at June 30, 2013. We recorded no impairments of credit losses on available-for-sale securities in our consolidated statement of operations for the six months ended June 30, 2013. The OTTI related to factors other than credit losses, in the aggregate amount of $1.4 million, was recognized as other comprehensive loss in our balance sheet at June 30, 2013.

The table below presents a roll-forward of OTTI where a portion attributable to non-credit related factors was recognized in other comprehensive loss for the six months ended June 30, 2013:

(Dollars in thousands)	Gross Other- Than- Temporary Impairments	Other-Than- Temporary Impairments Included in Other Comprehensive Loss	Net Other-Than Temporary Impairments Included in Retained Earnings (Deficit)
Balance – December 31, 2012	$(1,995)	$(1,264)	$(731)
Additions for credit losses on securities for which an OTTI was not previously recognized	(44)	(44)	—

Balance – March 31, 2013	$(2,039)	$(1,308)	$(731)

Additions for credit losses on securities for which an OTTI was not previously recognized	(105)	(105)	—

Balance – June 30, 2013	$(2,144)	$(1,413)	$(731)

In determining the component of OTTI related to credit losses, we compare the amortized cost basis of each OTTI security to the present value of its expected cash flows, discounted using the effective interest rate implicit in the security at the date of acquisition.

As a part of our OTTI assessment process with respect to securities held for sale with unrealized losses, we consider available information about (i) the performance of the collateral underlying each such security, including any credit enhancements, (ii) historical prepayment speeds, (iii) delinquency and default rates, (iv) loss severities, (v) the age or “vintage” of the security, and (vi) any rating agency reports on the security. Significant judgments are required with respect to these and other factors when making a determination of the future cash flows that can be expected to be generated by the security.

Based on our OTTI assessment process, we determined that there is one asset-backed security in our portfolio of securities held for sale that was impaired as of June 30, 2013. This security is a multi-class, cash flow collateralized bond obligation backed by a pool of trust preferred securities issued by a diversified pool of 56 issuers consisting of 45 U.S. depository institutions and 11 insurance companies at the time of the security’s issuance in November 2007. We purchased $3.0 million face amount of this security in November 2007 at a price of 95.21% for a total purchase price of $2.9 million, out of a total of $363 million of this security sold at the time of issuance. The security that we own (CUSIP 74042CAE8) is the mezzanine class B piece security with a variable interest rate of 3 month LIBOR +60 basis points, which had a rating of Aa2/AA by Moody’s and Fitch at the time of issuance in 2007.

4.	Investment Securities Available For Sale (Cont,-)

As of June 30, 2013 the amortized cost of this security was $2.25 million with a fair value of $775,000, for an unrealized loss of approximately $1.5 million. As of June 30, 2013, the security had a Ca rating from Moody’s and CC rating from Fitch and had experienced $42.5 million in defaults (12.5% of total current collateral) and $43.5 million in deferring securities (12.8% of total current collateral) from issuance to June 30, 2013. The security did not pay its scheduled second quarter 2013 interest payment. We are not currently accruing interest on this security. We estimate that the security could experience another $72.5 million in defaults before the issuer would not receive all of the contractual cash flows under this security. This analysis is based on the following assumptions: future default rates of 2.5%, prepayment rates of 1% until maturity, and 15% recovery of future defaults. With respect to this security, we did not recognize any impairment losses to earnings during the second quarter of 2013; whereas we recognized $77,000 of impairment losses to earnings for the same period in 2012. Set forth below is additional information regarding impairment losses that we recognized in earnings for the six months ended June 30, 2013 and 2012:

Impairment Losses on OTTI Securities	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in thousands)	2013	2012	2013	2012
Asset backed securities	$0	$—	$0	$77

Total impairment loss recognized in earnings	$0	$—	$0	$77

We have made a determination that the remainder of our securities with respect to which there were unrealized losses as of June 30, 2013 were not other-than-temporarily impaired, because we concluded that we had the ability to continue to hold those securities until their respective fair market values increase above their respective amortized costs or, if necessary, until their respective maturities. In reaching that conclusion we considered a number of factors and other information, which included: (i) the significance of each such security, (ii) the amount of the unrealized losses attributable to each such security, (iii) our liquidity position, (iv) the impact that retention of those securities could have on our capital position, and (v) our evaluation of the expected future performance of these securities (based on the criteria discussed above).

5.	Mortgage Banking

Mortgage Loans Held for Sale (LHFS), at fair value

A summary of the unpaid principal balances of mortgage loans held-for-sale (“LHFS”) for which the fair value option has been elected, by type, is presented below:

(Dollars in thousands)	At June 30, 2013	At December 31, 2012
Government	$5,798	$16,902
Conventional	3,040	10,805
Jumbo	1,757	20,514
Fair value adjustment	77	2,269

Total mortgage loans held-for-sale at fair value	$10,672	$50,490

We did not have any delinquent or nonaccrual LHFS as of June 30, 2013.

Gains on LHFS for the six months ended June 30, 2013 and 2012 are as follows:

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Gain on sale of mortgage loans	$1,424	$9,290	$5,333	$13,995
Net loan servicing	296	(13)	494	(17)
Unrealized gains (losses) from derivative financial statements	584	461	393	1,513
Realized gains (losses) derivative financial instruments	367	(255)	519	(291)
Mark-to-market (loss) gain on LHFS	(610)	4,726	(2,192)	6,418
Direct origination (expenses) fees, net	(964)	(5,948)	(1,943)	(8,830)
Provision for repurchases	(32)	(411)	(83)	(438)

Total gain on LHFS	$1,065	$7,850	$2,521	$12,350

5.	Mortgage Banking (Cont,-)

Repurchase Reserves

We maintain reserves for possible repurchases that we may be required to make of certain of the mortgage loans which we sell due to deficiencies or defects that may be found to exist in such loans. The following table sets forth information, at June 30, 2013 and December 31, 2012, with respect to such reserves:

(Dollars in thousands)	At June 30, 2013	At December 31, 2012
Beginning balance	$906	$115
Provision for repurchases	83	791
Settlements	—	—

Total repurchases reserve	$989	$906

We did not repurchase any loans in the six months ended June 30, 2013 or six months ended June 30, 2012. We review the repurchase reserves throughout the year for adequacy.

Mortgage Servicing Rights

We sometimes retain mortgage servicing rights on mortgage loans that we sell. Such rights represent the net positive cash flows generated from the servicing of such mortgage loans and we recognize such rights as assets on our statements of financial condition based on their estimated fair values. We receive servicing fees, less any subservicing costs, on the unpaid principal balances of such mortgage loans. Those fees are collected from the monthly payments made by the mortgagors or from the proceeds of the sale or foreclosure and liquidation of the underlying real property collateralizing the loans. We also generally receive various mortgagor-contracted fees, such as late charges, collateral reconveyance charges and nonsufficient fund fees. In addition, we generally are entitled to retain interest earned on funds held pending remittance (or float) related to the collection of principal, interest, taxes and insurance payments on the mortgage loans which we service. At June 30, 2013 and December 31, 2012, mortgage servicing rights totaled $3.8 million and $2.8 million, respectively, and are included in other assets in the accompanying consolidated statement of financial condition.

The following table sets forth the principal amounts of the mortgage loans we were servicing, categorized by type of loan, at June 30, 2013 and December 31, 2012, we were servicing approximately $488 million, and $456 million, respectively, in principal amount of mortgage loans with the following characteristics:

	Unpaid Principal Balance
(Dollars in thousands)	At June 30, 2013	At December 31, 2012
Government	$401,509	$396,951
Conventional	86,401	58,867

Total loans serviced	$487,910	$455,818

6.	Loans and Allowance for Loan Losses

The composition of the Company’s loan portfolio as of June 30, 2013 and December 31, 2012 was as follows:

	June 30, 2013		December 31, 2012
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial loans	$195,439	26.8%	$170,792	23.4%
Commercial real estate loans – owner occupied	156,215	21.4%	165,922	22.7%
Commercial real estate loans – all other	158,179	21.7%	150,189	20.6%
Residential mortgage loans – multi-family	97,383	13.4%	105,119	14.4%
Residential mortgage loans – single family	75,241	10.3%	87,263	11.9%
Land development loans	19,653	2.7%	24,018	3.3%
Consumer loans	27,106	3.7%	27,296	3.7%

Gross loans	729,216	100.0%	730,599	100.0%

Deferred fee (income) costs, net	(275)		(461)
Allowance for loan losses	(11,123)		(10,881)

Loans, net	$717,818		$719,257

At June 30, 2013 and December 31, 2012, real estate loans of approximately $216 million and $162 million, respectively, were pledged to secure borrowings obtained from the Federal Home Loan Bank.

Allowance for Loan Losses

The allowance for loan losses (“ALL”) represents our estimate of credit losses inherent in the loan portfolio at the balance sheet date. We employ economic models that are based on bank regulatory guidelines, industry standards and our own historical loan loss experience, as well as a number of more subjective qualitative factors, to determine both the sufficiency of the ALL and the amount of the provisions that are required to be made for potential loan losses to increase or replenish the ALL.

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

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013	Year Ended December 31, 2012
(Dollars in thousands)
Balance, beginning of period	$11,018	10,881	$15,627
Charged off loans	(1,433)	(2,918)	(8,574)
Recoveries on loans previously charged off	1,538	2,010	1,878
Provision for loan losses	—	1,150	1,950

Balance, end of period	$11,123	11,123	$10,881

6.	Loans and Allowance for Loan Losses (Cont,-)

Set forth below is information regarding loan balances and the related allowance for loan losses, by portfolio type, for the six months ended June 30, 2013, June 30, 2012, and the year ended December 31, 2012 (excluding mortgage loans held for sale).

(Dollars in thousands)	Commercial	Real Estate(1)	Land Development	Consumer and Single Family Mortgages	Total
Allowance for Loan Losses:
Six months ended June 30, 2013
Balance at beginning of period	$6,340	$3,487	$248	$806	$10,881
Charge offs	(2,603)	(308)	(5)	(2)	(2,918)
Recoveries	1,932	2	54	22	2,010
Provision	1,284	(327)	—	193	1,150

Balance at end of period	$6,953	$2,854	$297	$1,019	$11,123

Three months ended June 30, 2013
Balance at beginning of period	$6,850	$3,053	$216	$899	$11,018
Charge offs	(1,433)	—	—	—	(1,433)
Recoveries	1,532	1	—	5	1,538
Provision	4	(200)	81	115	—

Balance at end of period	$6,953	$2,854	$297	$1,019	$11,123

ALL balance at end of period related to:
Loans individually evaluated for impairment	$2,158	$—	$—	$—	$2,158

Loans collectively evaluated for impairment	$4,795	$2,854	$297	$1,019	$8,965

Loans balance at end of period:
Loans individually evaluated for impairment	$11,867	$18,016	$414	$788	$31,085
Loans collectively evaluated for impairment	183,572	393,761	19,239	101,559	698,131

Ending Balance	$195,439	$411,777	$19,653	$102,347	$729,216

ALL for the six months ended June 30, 2012:
Balance at beginning of quarter	$8,908	$5,777	$316	$626	$15,627
Charge offs	(1,668)	(655)	(80)	(258)	(2,661)
Recoveries	221	1	0	10	232
Provision	947	(219)	490	232	1,450

Balance at end of quarter	$8,408	$4,904	$726	$610	$14,648

ALL balance at June 30, 2012 related to:
Loans individually evaluated for impairment	$4,049	$189	$—	$—	$4,238

Loans collectively evaluated for impairment	$4,359	$4,715	$726	$610	$10,410

Loans balance at June 30, 2012:
Loans individually evaluated for impairment	$18,761	$16,921	$528	$733	$36,943
Loans collectively evaluated for impairment	154,876	371,166	26,960	118,453	671,455

Ending Balance	$173,637	$388,087	$27,488	$119,186	$708,398

ALL for the year ended December 31, 2012:
Balance at beginning of year	$8,908	$5,777	$316	$626	$15,627
Charge offs	(6,664)	(1,184)	(158)	(568)	(8,574)
Recoveries	1,657	198	—	23	1,878
Provision	2,439	(1,304)	90	725	1,950

Balance at end of year	$6,340	$3,487	$248	$806	$10,881

ALL balance at end of year related to:
Loans individually evaluated for impairment	$2,428	$—	$—	$—	$2,428

Loans collectively evaluated for impairment	$3,912	$3,487	$248	$806	$8,453

Loans balance at end of year:
Loans individually evaluated for impairment	$16,180	$21,918	$314	$839	$39,251
Loans collectively evaluated for impairment	154,612	399,312	23,704	113,720	691,348

Ending Balance	$170,792	$421,230	$24,018	$114,559	$730,599

Credit Quality

The amounts of nonperforming assets and delinquencies that occur within our loan portfolio factors in our evaluation of the adequacy of the ALL.

6.	Loans and Allowance for Loan Losses (Cont,-)

The following table provides a summary of the delinquency status of loans by portfolio type at June 30, 2013 and December 31, 2012:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater	Total Past Due	Current	Total Loans Outstanding	Loans >90 Days still Accruing Interest
June 30, 2013
Commercial loans	$103	$4,489	$756	$5,348	$190,091	$195,439	$—
Commercial real estate loans – owner-occupied	—	—	—	—	156,215	156,215	—
Commercial real estate loans – all other	—	4,792	2,117	6,909	151,270	158,179	—
Residential mortgage loans – multi-family	—	—	—	—	97,383	97,383	—
Residential mortgage loans – single family	—	—	—	—	75,241	75,241	—
Land development loans	—	—	—	—	19,653	19,653	—
Consumer loans	—	—	—	—	27,106	27,106	—

Total	$103	$9,281	$2,873	$12,257	$716,959	$729,216	$—

December 31, 2012
Commercial loans	$1,321	$778	$4,295	$6,394	$164,398	$170,792	$—
Commercial real estate loans – owner occupied	—	—	3,232	3,232	162,690	165,922	—
Commercial real estate loans – all other	—	—	2,599	2,599	147,590	150,189	—
Residential mortgage loans – multi-family	—	—	—	—	105,119	105,119	—
Residential mortgage loans – single family	259	378	359	996	86,267	87,263	—
Land development loans	—	—	314	314	23,704	24,018	—
Consumer loans	—	—	—	—	27,296	27,296	—

Total	$1,580	$1,156	$10,799	$13,535	$717,064	$730,599	$—

As the above table indicates, total past due loans decreased by $1.2 million, to $12.3 million at June 30, 2013 from $13.5 million at December 31, 2012. Loans past due 90 days or more decreased by $7.9 million, to $2.9 million at June 30, 2013, from $10.8 million at December 31, 2012, primarily due to the foreclosure, and transfers of $5.6 million of real estate loans to OREO and $1.5 million in loan charge offs during the six months ended June 30, 2013.

Loans 30-89 days past due increased by $6.6 million to $9.4 million at June 30, 2013, from $2.7 million at December 31, 2012, primarily due to bankruptcy filings on a $4.8 million commercial real estate loan and a $4.3 million commercial loan relationship.

Generally, the accrual of interest on a loan is discontinued when principal or interest payments become more than 90 days past due, unless we believe that the loan is adequately collateralized and it is in the process of collection. There were no loans 90 days or more past due and still accruing interest at June 30, 2013 or December 31, 2012. In certain instances, when a loan is placed on non-accrual status, previously accrued but unpaid interest is reversed against current income. Subsequent collections of cash are applied as principal reductions when received, except when the ultimate collectability of principal is probable, in which case such payments are applied to accrued and unpaid interest, which is credited to income. Non-accrual loans may be restored to accrual status when principal and interest become current and full repayment becomes expected.

6.	Loans and Allowance for Loan Losses (Cont,-)

The following table provides information, as of June 30, 2013 and December 31, 2012, with respect to loans on nonaccrual status, by portfolio type:

	June 30, 2013	December 31, 2012
	(Dollars in thousands)
Nonaccrual loans:
Commercial loans	$3,595	$6,846
Commercial real estate loans – owner occupied	1,811	3,232
Commercial real estate loans – all other	2,117	6,424
Residential mortgage loans – single family	788	839
Land development loans	414	314

Total	$8,725	$17,655

At June 30, 2013 nonaccrual loans totaled to $8.7 million, down from $17.7 million at December 31, 2012, primarily due to (i) the restoration to accrual status of a $2.0 million commercial real estate-all other loan as a result of the receipt from the borrower of loan payments in accordance with the modified terms over a period of time, (ii) the foreclosure of $5.6 million of loans collateralized primarily by commercial real estate, and (iii) impairment write-downs of $1.8 million, based on our loan impairment analysis.

6.	Loans and Allowance for Loan Losses (Cont,-)

We classify our loan portfolio using internal credit quality ratings. The following table provides a summary of loans by portfolio type and our internal credit quality ratings as of June 30, 2013 and December 31, 2012, respectively.

(Dollars in thousands)	June 30, 2013	December 31, 2012	Increase (Decrease)
Pass:
Commercial loans	$173,199	$146,952	$26,247
Commercial real estate loans – owner occupied	152,691	162,689	(9,998)
Commercial real estate loans – all other	140,186	135,274	4,912
Residential mortgage loans – multi family	97,383	104,747	(7,364)
Residential mortgage loans – single family	73,264	84,237	(10,973)
Land development loans	11,106	12,461	(1,355)
Consumer loans	26,544	27,296	(752)

Total pass loans	$674,373	$673,656	$717

Special Mention:
Commercial loans	$217	$2,381	$(2,164)
Commercial real estate loans – owner occupied	—	—	—
Commercial real estate loans – all other	4,523	3,859	664
Residential mortgage loans – multi family	—	373	(373)
Residential mortgage loans – single family	—	990	(990)
Land development loans	—	8,201	(8,201)
Consumer loans	562	—	562

Total special mention loans	$5,302	$15,804	$(10,502)

Substandard:
Commercial loans	$21,047	$21,347	$(300)
Commercial real estate loans – owner occupied	3,523	3,232	291
Commercial real estate loans – all other	13,470	11,057	2,413
Residential mortgage loans – multi family	—	—	—
Residential mortgage loans – single family	1,978	2,036	(58)
Land development loans	8,547	3,355	5,192
Consumer loans	—	—	—

Total substandard loans	$48,565	$41,027	$7,538

Doubtful:
Commercial loans	$976	$112	$864
Commercial real estate loans – owner occupied	—	—	—
Commercial real estate loans – all other	—	—	—
Residential mortgage loans – multi family	—	—	—
Residential mortgage loans – single family	—	—	—
Land development loans	—	—	—
Consumer loans	—	—	—

Total doubtful loans	$976	$112	$864

Total Outstanding Loans, gross:	$729,216	$730,599	$(1,383)

As the above table indicates, loans totaled approximately $729 million at June 30, 2013, a decrease of $1.4 million from $731 million at December 31, 2012. The disaggregation of the loan portfolio by risk rating in the table above reflects the following changes between December 31, 2012 and June 30, 2013:

•

Loans rated “pass” totaled $674 million, approximately the same as December 31, 2012. The composition of the loan portfolio has changed due primarily to a $26 million increase in commercial loans between December 31, 2012 and June 30, 2013, offset by decreases of $11 million in residential mortgage single-family loans, $10 million in commercial real estate owner-occupied real estate loans and a $7 million in residential mortgage multi-family loans.

•

Loans rated “special mention” decreased by $10.5 million to $5.3 million at June 30, 2013 from $15.8 million at year-end 2012. The decrease was primarily the result of the downgrade of a $10.7 million loan relationship, comprised of $9.5 million in commercial real estate loans-all other and a $1.1 million commercial loan. Those real estate loans are collateralized and through June 30, 2013 borrower payments had been current.

6.	Loans and Allowance for Loan Losses (Cont,-)

•

Loans rated “substandard” increased by $7.6 million to $48.6 million at June 30, 2013, from $41.0 million at year-end 2012. The increase was comprised of $11.5 million of loans transferred from “special mention” and $5.1 million of loans from “pass” to substandard, partially offset by $2.3 million of loan charge offs and the foreclosure and transfer to OREO of $5.6 million of real estate loans during the six months ended June 30, 2013.

Impaired Loans

A loan is generally classified as impaired and placed on nonaccrual status when, in our judgment, principal or interest is not likely to be collected in accordance with the contractual terms of the loan agreement. We measure for impairment on a loan-by-loan basis, using either the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral if the loan is collateral dependent.

The following table sets forth information regarding impaired loans, at June 30, 2013 and December 31, 2012:

(Dollars in thousands)	June 30, 2013	December 31, 2012
Impaired loans:
Nonaccruing loans	$3,846	$12,018
Nonaccruing restructured loans	4,879	5,637
Accruing restructured loans(1)	22,360	21,596
Accruing impaired loans	—	—

Total impaired loans	$31,085	$39,251

Impaired loans less than 90 days delinquent and included in total impaired loans	$30,328	$28,452

(1)	See “Trouble Debt Restructurings” below for a description of accruing restructured loans at June 30, 2013 and December 31, 2012.

The $8.2 million decrease in impaired loans to $31.1 million at June 30, 2013, from $39.3 million at December 31, 2012, was primarily attributable to the foreclosure and transfer to OREO of $5.6 million of nonaccrual loans and $2.9 million in write downs to impaired loans. Accruing restructured loans were comprised of a number of loans performing in accordance with modified terms, which included a lowering of interest rates, deferral of payments, or modifications to payment terms. Based on an internal analysis, using the current estimated fair values of the collateral or the discounted present values of the future estimated cash flows of the impaired loans, we concluded that, at June 30, 2013, $2.2 million of specific reserves were required on a $4.3 million troubled debt restructured (“TDR”) loan relationship and that the other impaired loans were well secured and adequately collateralized.

6.	Loans and Allowance for Loan Losses (Cont,-)

The following tables contain additional information with respect to impaired loans, by portfolio type, at June 30, 2013 and December 31, 2012:

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance (1)	Average Recorded Investment	Interest Income Recognized
2013 Loans with no specific reserves established:
Commercial loans	$7,555	$9,678	$—	$8,699	$104
Commercial real estate loans – owner occupied	3,205	3,266	—	4,365	28
Commercial real estate loans – all other	14,811	15,420	—	17,373	290
Residential mortgage loans – multi-family	—	—	—	—	—
Residential mortgage loans – single family	788	1,017	—	812	—
Land development loans	414	417	—	261	15
Consumer loans	—	—	—	—	—
2013 Loans with specific reserves established:
Commercial loans	$4,312	$4,325	$2,158	$5,125	$64
Commercial real estate loans – owner occupied	—	—	—	—	—
Commercial real estate loans – all other	—	—	—	—	—
Residential mortgage loans – multi-family	—	—	—	—	—
Residential mortgage loans – single family	—	—	—	—	—
Land development loans	—	—	—	—	—
Consumer loans	—	—	—	—	—
2013 Total:
Commercial loans	$11,867	$14,003	$2,158	$13,824	$168
Commercial real estate loans – owner occupied	3,205	3,266	—	4,365	28
Commercial real estate loans – all other	14,811	15,420	—	17,373	290
Residential mortgage loans – multi-family	—	—	—	—	—
Residential mortgage loans – single family	788	1,017	—	812	—
Land development loans	414	417	—	261	15
Consumer loans	—	—	—	—	—
2012 Loans with no specific reserves established:
Commercial loans	$11,782	$12,770	$—	$7,733	$377
Commercial real estate loans – owner occupied	4,644	4,649	—	5,584	92
Commercial real estate loans – all other	17,274	17,317	—	10,893	703
Residential mortgage loans – multi-family	—	—	—	45	—
Residential mortgage loans – single family	839	1,033	—	1,050	41
Land development loans	314	318	—	424	33
Consumer loans	—	—	—	—	—
2012 Loans with specific reserves established:
Commercial loans	$4,398	$4,398	$2,428	$6,976	$221
Commercial real estate loans – owner occupied	—	—	—	—	—
Commercial real estate loans – all other	—	—	—	2,053	—
Residential mortgage loans – multi-family	—	—	—	—	—
Residential mortgage loans – single family	—	—	—	—	—
Land development loans	—	—	—	—	—
Consumer loans	—	—	—	—	—
2012 Total:
Commercial loans	$16,180	$17,168	$2,428	$14,709	$598
Commercial real estate loans – owner occupied	4,644	4,649	—	5,584	92
Commercial real estate loans – all other	17,274	17,317	—	12,946	703
Residential mortgage loans – multi-family	—	—	—	45	—
Residential mortgage loans – single family	839	1,033	—	1,050	41
Land development loans	314	318	—	424	33
Consumer loans	—	—	—	—	—

(1)

When the discounted cash flows, collateral value or market price equals or exceeds the recorded investment in the loan, then specific reserves are not required to be set aside for the loan within the ALL. This typically occurs when the impaired loans have been partially charged-off and/or there have been interest payments received and applied to the balance of the principal outstanding.

6.	Loans and Allowance for Loan Losses (Cont,-)

At June 30, 2013 and December 31, 2012 there were $26.8 million and $34.9 million, respectively, of impaired loans to which no specific reserves had been allocated because these loans, in our judgment, were sufficiently collateralized. Of the impaired loans at June 30, 2013 for which no specific reserves were allocated, $30.7 million had been deemed impaired in prior quarters and the deficiencies were charged off during the periods in which the loans were determined to have become impaired.

We had average investments in impaired loans of $36.6 million and $34.8 million for the six months ended June 30, 2013 and the 12 months ended December 31, 2012, respectively. The interest that would have been earned, in the second quarter of 2013, had the impaired loans remained current in accordance with their original terms was approximately $325,000.

Troubled Debt Restructurings

Pursuant to the FASB’s Accounting Standard Update No. 2011-02, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring (“ASU No. 2011-02”), the Bank’s troubled debt restructured loans (“TDRs”) totaled $27.2 million at both June 30, 2013 and December 31, 2012. TDRs consist of loans to which modifications have been made for the purpose of alleviating temporary impairments of the borrowers’ financial condition and cash flows. Those modifications have come in the forms of changes in amortization terms, reductions in interest rates, interest only payments and, in limited cases, concessions to outstanding loan balances. The modifications are made as part of workout plans we enter into with the borrowers that are designed to provide a bridge for the borrowers’ cash flow shortfalls in the near term. If a borrower works through the near term issues, then in most cases, the original contractual terms of the borrower’s loan will be reinstated.

Of the $27.2 million of TDRs outstanding at June 30, 2013, $22.4 million were performing in accordance with their terms and accruing interest; and $4.9 million were not. We carried $2.2 million of specific reserves for $4.3 million of TDRs, of which $1.0 million were nonperforming and $3.3 million were performing at June 30, 2013. The TDR totals have remained relatively unchanged between June 30, 2013 and December 31, 2012.

	June 30, 2013
(Dollars in thousands)	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment	End of Period Balance
Performing
Commercial loans	2	$8,310	$8,310	$8,273
Commercial real estate – all other	6	16,451	16,451	12,693
Land development loans	1	1,429	1,429	1,394

	9	26,190	26,190	22,360
Nonperforming
Commercial loans	6	4,944	3,830	2,599
Commercial real estate – owner occupied	1	1,872	1,867	1,811
Land development loans	1	439	439	414
Residential mortgage loans – single family	1	171	64	55

	9	7,426	6,200	4,879

Total Troubled Debt Restructurings	18	$33,616	$32,390	$27,239

6.	Loans and Allowance for Loan Losses (Cont,-)

	December 31, 2012
(Dollars in thousands)	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	End of Period Balance
Performing
Commercial loans	4	$9,754	$9,754	$9,334
Commercial real estate – all other	4	10,897	10,897	10,849
Land development loans	1	1,429	1,429	1,412

	9	22,080	22,080	21,595
Nonperforming
Commercial loans	3	1,943	1,855	1,753
Commercial real estate – all other	2	6,814	6,685	3,825
Residential mortgage loans – single family	1	171	64	59

	6	8,928	8,604	5,637

Total Troubled Debt Restructurings	15	$31,008	$30,684	$27,232

7.	Income Taxes

For the three months ended June 30, 2013, we did not record a tax benefit for the losses incurred during the second quarter ended June 30, 2013. For the six months ended June 30, 2013, we recorded an income tax benefit of $1.9 million. That effective tax rate differed from our statutory federal rate of 34% as a result of state income taxes (net of federal benefit), less a permanent tax difference associated with an addition to our deferred tax valuation allowance of approximately $633,000.

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

At June 30, 2013, we have a net deferred tax asset of $13.7 million, as compared with $11.7 million at December 31, 2012. The increase in our deferred tax asset was directly attributable to the losses we incurred during the six months ended June 30, 2013. Adjustments to our deferred tax valuation allowance could be required in the future if we were to conclude, on the basis of our assessment of the realizability of the deferred tax asset, that the amount of that asset which is more likely, than not, to be available to offset or reduce future taxes has decreased. Any such decrease could result in an increase in our provision for income taxes or reductions to our income tax benefits.

7.	Income Taxes (Cont,-)

We file income tax returns with the U.S. federal government and the state of California. As of June 30, 2013, we were subject to examination by the Internal Revenue Service with respect to our U.S. federal income tax return for the 2008 to 2012 tax year and Franchise Tax Board for California state income tax returns for the 2008 to 2012 tax years. We do not believe there will be any material adverse changes in our unrecognized tax benefits over the next 12 months. Net operating losses (“NOLs”) on our U.S. federal and California state income tax returns may be carried forward 20 years. Beginning in 2012, California taxpayers may carryback losses for two years and carryforward for 20 years, which conforms to the U.S. tax laws. We expect (although no assurance can be given) that we will generate taxable income in future years sufficient to enable us to use the California NOL generated in prior years.

Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of tax expense. We did not have any accrued interest or penalties associated with any unrecognized tax benefits, and no interest expense was recognized during the quarters ended June 30, 2013 and 2012.

8.	Sale of Common Stock

Effective as of March 30, 2013, we sold and issued a total of 2,222,222 shares of our common stock to Carpenter Community Bancfund L.P. and Carpenter Community Bancfund-A, L.P. (the “Carpenter Funds”), at a price of $6.75 per share in cash, generating gross proceeds to us of $15 million. The purchase price of $6.75 per share of common stock was equal to the Company’s tangible book value per share of common stock as of December 31, 2012, which exceeded the closing price per share of our common stock on NASDAQ on March 29, 2013. As a result of this sale of shares, the Carpenter Funds, which are the Company’s largest shareholder, own approximately 34% of our outstanding voting shares, as compared to the 28% which they had owned prior to this sale of shares.

The proceeds from the sale of those shares were contributed by the Company to capitalize a new wholly-owned asset management subsidiary, which has used those proceeds to fund the purchase of $15.8 million of nonperforming loans and foreclosed real properties from the Bank and is engaged in the business of collecting those nonperforming loans and disposing of the foreclosed properties.

9.	Stock-Based and Other Employee Compensation

In May 2010, our shareholders approved the adoption of our 2010 Equity Incentive Plan (the “2010 Incentive Plan”), which authorized and set aside a total of 400,000 shares of our common stock for issuance on the exercise of stock options or the grant of restricted stock or other equity incentives to our officers, and other key employees and directors. At the 2013 Annual Shareholders Meeting, our shareholders approved an 800,000 share increase in the maximum number of shares of our common stock that may be issued pursuant to grants or exercises of options or restricted shares or other equity incentives under the 2010 Incentive Plan. As a result, as of June 30, 2013, the maximum number of shares that were available for the grant of options or other equity incentives under the 2010 Incentive Plan totaled 2,475,959 shares, or approximately 13% of the shares of our common stock then outstanding.

A stock option entitles the recipient to purchase shares of our common stock at a price per share that may not be less than 100% of the fair market value of the Company’s shares on the date the option is granted. Restricted shares may be granted at such purchase prices and on such other terms, including restrictions and Company repurchase or reacquisition rights, as are fixed by the Compensation Committee at the time rights to purchase such restricted shares are granted. Stock appreciation rights (“SARs”) entitle the recipient to receive a cash payment in an amount equal to the difference between the fair market value of the Company’s shares on the date of vesting and a “base price” (which, in most cases, will be equal to fair market value of the Company’s shares on the date the SAR is granted), subject to the right of the Company to make such payment in shares of its common stock at their then fair market value. Options, restricted shares and SARs may vest immediately or in installments over various periods generally ranging up to five years, subject to the recipient’s continued employment or service or the achievement of specified performance goals, as determined by the Compensation Committee at the time it grants or awards the options, the restricted shares or the SARs. Stock options and SARs may be granted for terms of up to 10 years after the date of grant, but will terminate sooner upon or shortly after a termination of service occurring prior to the expiration of the term of the option or SAR. The Company will become entitled to repurchase any unvested restricted shares, at the same price that was paid for the shares by the recipient, or to cancel those shares in the event of a termination of employment or service of the holder of such shares or if any performance goals specified in the award are not satisfied. To date, the Company has not granted any restricted shares or any SARs.

Under ASC 718-10, we are required to recognize, in our financial statements, the fair value of the options or any restricted shares that we grant as compensation cost over their respective service periods. The fair values of the options that were outstanding at June 30, 2013 under the 2010 Plan were estimated as of their respective dates of grant using the Black-Scholes option-pricing model. For additional information regarding the Company’s stock based compensation plans, refer to Note 14—“Stock-Based Employee Compensation Plans” in the Notes to the Company’s Consolidated Financial Statements included in its Form 10-K for the year ended December 31, 2012.

9.	Stock-Based and Other Employee Compensation (Cont,-)

The table below summarizes the weighted average assumptions used to determine the fair values of the options granted during the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
Assumptions with respect to:	2013	2012	2013	2012
Expected volatility	43%	40%	43%	40%
Risk-free interest rate	1.77%	1.54%	1.77%	1.54%
Expected dividends	0.57%	0.26%	0.57%	0.26%
Expected term (years)	2.0–6.9	6.6–8.2	2.0–6.9	6.6–8.2
Weighted average fair value of options granted during period	$1.91	$1.54	$1.91	$1.54

The following table summarizes the stock option activity under the Company’s equity incentive plans during the six months ended June 30, 2013 and 2012, respectively.

	Number of Shares	Weighted- Average Exercise Price Per Share	Number of Shares	Weighted- Average Exercise Price Per Share
	2013		2012
Outstanding – January 1,	1,565,965	$6.90	1,153,741	$7.35
Granted	214,000	6.05	421,300	4.88
Exercised	(6,300)	3.52	(5,328)	3.16
Forfeited/Canceled	(243,600)	6.60	(100,066)	7.50

Outstanding – June 30,	1,530,065	6.84	1,469,847	6.74

Options Exercisable – June 30,	980,789	$7.52	828,899	$8.55

Options to purchase 6,100 shares and 200 shares of our common stock were exercised during the three and six months ended June 30, 2013, respectively. Options to purchase 128 and 5,328 shares of our common stock were exercised during the three and six months ended June 30, 2012, respectively. The fair values of options vested during the six months ended June 30, 2013 and 2012 were $270,629 and $158,300, respectively.

The following table provides additional information regarding the vested and unvested options that were outstanding at June 30, 2013.

	Options Outstanding as of June 30, 2013				Options Exercisable as of June 30, 2013 (1)
	Vested	Unvested	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Shares	Weighted Average Exercise Price
$2.97 – $5.99	569,246	233,876	$4.06	7.69	569,246	$3.90
$6.00 – $9.99	11,100	315,400	6.53	9.35	11,100	7.19
$10.00 – $12.99	265,100	—	11.21	0.63	265,100	11.21
$13.00 – $17.99	115,843	—	15.12	2.13	115,843	15.21
$18.00 – $18.84	19,500	—	18.06	2.59	19,500	18.06

	980,789	549,276	$6.84	6.33	980,789	$7.52

(1)	The weighted average remaining contractual life of the options that were exercisable as of June 30, 2013 was 4.82 years.

The aggregate intrinsic values of options that were outstanding and exercisable under the Company’s equity incentive plans at June 30, 2013 and 2012 were $1.1 million and $1.2 million, respectively.

9.	Stock-Based and Other Employee Compensation (Cont,-)

A summary of the status of the unvested options at June 30, 2013, and changes in the number of shares subject to and in the weighted average grant date fair values of the unvested options during the six months ended June 30, 2013, are set forth in the following table.

	Number of Shares Subject to Options	Weighted Average Grant Date Fair Value
Unvested at December 31, 2012	635,706	$2.30
Granted	214,000	1.91
Vested	(135,831)	1.99
Forfeited/Cancelled	(164,599)	2.56

Unvested at June 30, 2013	549,276	$2.15

The aggregate amounts of stock based compensation expense recognized in our consolidated statements of operations for the six months ended June 30, 2013 and 2012, were $354,000 and $216,000, respectively, net of taxes. At June 30, 2013, the weighted average period over which unvested options were expected to be recognized was 1.15 years.

We expect that the compensation expense that will be recognized during the periods presented below in respect of unvested stock options outstanding at June 30, 2013, will be as follows:

Estimated Stock Based Compensation Expense
(Dollars in thousands)
For the period and years ending December 31,
Remainder 2013	$237
2014	458
2015	247
2016	32
2017	12

$986

In 1999, we established a Supplemental Retirement Plan (“SERP”) for our Chief Executive Officer, who retired from that position in April 2013. The components of net periodic benefit cost for the SERP are set forth in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Service cost	$—	$50	$18	$99
Interest cost	44	36	89	71
Expected return on plan assets	—	—	—	—
Amortization of prior service cost	—	4	1	8
Amortization of net actuarial loss	—	2	29	3

Net periodic SERP cost	$44	$92	$137	$181

10.	Earnings Per Share (“EPS”)

Basic EPS is computed by dividing net income or loss allocable to our common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS gives effect to the potential dilution that could occur if stock options, convertible preferred stock or other contracts to issue common stock were either exercised or converted into common stock that would then share in our earnings. For the six months ended June 30, 2013 and 2012, 1,520,265 and 882,543 shares, respectively, of our common stock that were purchasable on exercise of outstanding stock options and 2,345,919 shares of our common stock into which our outstanding shares of Series B Preferred Stock were convertible, were excluded from the computation of diluted earnings per common share, because they were anti-dilutive. An additional 761,278 shares of our common stock subject to outstanding stock purchase warrants were also excluded from the computation of diluted earnings per common share for the six months ended June 30, 2013 and 2012, because the exercisability of those warrants is conditioned on future events which may not occur.

10.	Earnings Per Share (“EPS”) (Cont,-)

The following table shows how we computed basic and diluted EPS for the six month periods ended June 30, 2013 and 2012.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except earnings per share data)	2013	2012	2013	2012
Net (loss) income	$(3,142)	$5,796	$(6,311)	$7,178
Accumulated undeclared dividends on preferred stock	(262)	(234)	(524)	(468)

Net (loss) income allocable to common shareholders (A)	$(3,404)	$5,562	$(6,835)	$6,710

Weighted average outstanding shares of common stock (B)	18,906	15,779	17,825	14,088
Dilutive effect of convertible preferred stock, employee stock options and warrants	—	199	—	118

Common stock and common stock equivalents (C)	18,906	15,978	17,825	14,206

(Loss) income per common share:
Basic (A/B)	$(0.18)	$0.35	$(0.38)	$0.48
Diluted (A/C)	$(0.18)	$0.35	$(0.38)	$0.47

11.	Business Segment Information

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

The following table sets forth information regarding the interest income and noninterest income of our commercial banking and mortgage banking segments, respectively, for the six months ended June, 2013 and 2012.

(Dollars in thousands)	Commercial	Mortgage	Other	Total
Net interest income for the period ended: June 30,
2013	$14,643	$372	$(217)	$14,798
2012	$14,696	$1,689	$(226)	$16,159
Noninterest income for the period ended: June 30,
2013	$21	$3,192	$213	$3,426
2012	$14,696	$1,689	$(1,231)	$15,154
Segment Assets at:
June 30, 2013	$903,483	$4,482	$44,148	$952,113
December 31, 2012	$940,748	$99,829	$13,024	$1,053,601

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The following discussion presents information about (i) our consolidated results of operations for the three and six month periods ended June 30, 2013 and comparisons of those results with our results of operations for the corresponding three and six month periods of 2012, and (ii) our consolidated financial condition, liquidity and capital resources at June 30, 2013. The information in the following discussion should be read in conjunction with our interim consolidated financial statements and the notes thereto included elsewhere in this Report.

Forward-Looking Information

Statements contained in this Report that are not historical facts or that discuss our expectations, beliefs or views regarding our future operations or future financial performance, or financial or other trends in our business or in the markets in which we operate, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. Often, they include words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “project,” “forecast” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could,” or “may.” The information contained in such forward-looking statements is based on current information available to us and on assumptions that we make about future economic and market conditions and other events over which we do not have control. In addition, our business and the markets in which we operate are subject to a number of risks and uncertainties. Such risks and uncertainties, and the occurrence of events in the future or changes in circumstances that had not been anticipated, could cause our financial condition or actual operating results in the future to differ significantly from our expected financial condition or operating results that are set forth in the forward-looking statements contained in this Report and could, therefore, also affect the price performance of our shares.

Many of those risks and uncertainties are discussed in Item 1A Part I, entitled “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 10-K”) that we filed with the SEC on March 20, 2013. We urge you to read those risk factors in conjunction with your review of the following discussion and analysis of our results of operations for the three and six month periods ended, and our financial condition at, June 30, 2013.

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

Overview of Operating Results in the Three and Six Months Ended June 30, 2013

The following table provides comparative information with respect to our results of operations for the three and six month periods ended June 30, 2013 and 2012, respectively.

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	2013 vs. 2012	2013	2012	2013 vs. 2012
	Amount	Amount	% Change	Amount	Amount	% Change
	(Dollars in thousands, except per share data)
Interest income	$8,822	$10,353	(14.8)%	$17,806	$20,663	(13.8)%
Interest expense	1,382	2,209	(37.4)%	3,008	4,504	(33.2)%

Net interest income	7,440	8,144	(8.6)%	14,798	16,159	(8.4)%
Provision for loan losses	—	1,850	(100.0)%	1,150	1,450	(20.7)%

Net interest income after provision for loan losses	7,440	6,294	18.2%	13,648	14,709	(7.2)%
Noninterest income	1,393	9,126	(84.7)%	3,426	15,154	(77.4)%
Noninterest expense	11,975	13,682	(12.5)%	25,314	25,919	(2.3)%

Income (loss) before income taxes	(3,142)	1,738	(280.8)%	(8,240)	3,944	(308.9)%
Income tax benefit	—	(4,058)	(100.0)%	(1,929)	(3,234)	(40.4)%

Net income (loss)	(3,142)	5,796	(154.2)%	(6,311)	7,178	(187.9)%
Accumulated undeclared dividends on preferred stock	(262)	(234)	12.0%	(524)	(468)	(12.0)%

Net income (loss) allocable to common shareholders	$(3,404)	$5,562	(161.2)%	$(6,835)	$6,710	(201.9)%

Net income per common share
Basic	$(0.18)	$0.35	(151.4)%	$(0.38)	$0.48	(179.2)%
Diluted	$(0.18)	$0.35	(151.4)%	$(0.38)	$0.47	(180.9)%

Results of Operations in the Three and Six Months ended June 30, 2013.

The net loss in the three months ended June 30, 2013 was primarily attributable to a decrease in noninterest income of $7.7 million, or 84.7%, and a decline in net interest income of $700,000, or 8.6%, as compared to the same three month of 2012. The net loss in the six months ended June 30, 2013 was primarily attributable to a decrease in noninterest income of $11.7 million, or 77.4%, and a decline in net interest income of $1.6 million, or 8.4%, as compared to the same six months of 2012.

The decreases in noninterest income were primarily attributable to decreases in mortgage banking revenues of $6.7, or 79.7%, in the three months ended June 30, 2013 and $9.7 million, or 74.5%, in the six months ended June 30, 2013, which were primarily the result of our exit from the wholesale residential mortgage loan business in late August 2012.

The declines in net interest income were due to decreases in interest income of $1.5 million, or 14.8%, and $2.9 million, or 13.8%, in the three and six months ended June 30, 2013, respectively, partially offset by decreases of $827,000, or 37.4%, and $1.5 million, or 33.2%, respectively, in interest expense. The decrease in interest income in the three months ended June 30, 2013 was primarily attributable to (i) a decline in loan demand and (ii) a decline in interest earned on loans as a result of actions taken by the Federal Reserve Board designed to keep interest rates low. The decrease in interest income in the six months ended June 30, 2013 was primarily attributable to an overall decrease in interest rates, also as a result primarily of the actions of the Federal Reserve Board, and, to a lesser extent, decreases in loan volume and in the volume of securities held for sale. The decreases in interest expense in the three and six months ended June 30, 2013 were due primarily to a combination of declines in the rates of interest paid on higher priced time deposits and on money market and savings deposits and decreases in the volume of higher priced time deposits and Federal Home Loan Bank (“FHLB”) borrowings.

Outlook for the Six Months Ending December 31, 2013

As previously reported, effective August 31, 2012 we exited the wholesale residential mortgage loan business. As a result, our mortgage banking division is currently engaged in the direct-to-consumer retail mortgage business in which we originate mortgage loans directly from consumers seeking to refinance existing mortgage loans or finance the purchase of residential real estate. The decision to exit the wholesale mortgage business was made to enable us (i) to redeploy some of our capital resources, which had been committed to the wholesale mortgage business, to our core commercial lending business, (ii) to reduce and control our staffing costs and operating expenses, which had grown significantly to a large extent as a result of the growth of the wholesale mortgage business, and (iii) to manage and limit interest rate and other risks inherent in a residential mortgage lending business. As discussed above, the losses we incurred in the three and six months ended June 30, 2013 were primarily attributable to our exit from the wholesale residential mortgage loan business, which also is expected to adversely affect our results of operations during the remainder of 2013.

Financial Ratios. The following table sets forth our net interest margin for the three and six months ended June 30, 2013 and 2012, and the return on average assets and average shareholders’ equity for the same respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net interest margin(1)(2)	3.20%	3.24%	3.10%	3.29%
Return on average assets(1)	(1.29)%	2.09%	(1.26)%	1.29%
Return on average shareholders’ equity(1)	(10.64)%	28.13%	(10.56)%	16.06%

(1)	Annualized.
(2)	Net interest income expressed as a percentage of total average interest earning assets.

Critical Accounting Policies

Introduction. Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and general practices in the banking industry. Certain of those accounting policies are considered critical accounting policies, because they require us to make assumptions and judgments regarding circumstances or trends that could affect the carrying values of our material assets, such as, for example, assumptions regarding economic conditions or trends that could impact our ability to fully collect our loans or ultimately realize the carrying values of certain of our other assets, such as securities available for sale and our deferred tax asset. Those assumptions and judgments are based on current information available to us regarding those economic conditions or trends or other circumstances. If adverse changes were to occur in the conditions, trends or other events on which our assumptions or judgments had been based, then under GAAP it could become necessary for us to reduce the carrying values of any affected assets on our balance sheet. In addition, because reductions in the carrying value of assets are sometime effectuated by or require charges to income, such reductions also may have the effect of reducing our income.

Our critical accounting policies consist of the accounting policies and practices we follow in determining (i) the sufficiency of the allowance we establish for loan losses; (ii) the fair values of our investment securities that we hold for sale and financial instruments related to our mortgage banking assets and liabilities, and (iii) the amount of our deferred tax asset, consisting primarily of tax loss carryforwards and tax credits that we believe will be able to use to offset income taxes in future periods. There were no significant changes in the Company’s critical accounting policies or their application during the six months ended June 30, 2013, as compared to our critical accounting policies in effect as of December 31, 2012. Information regarding our critical accounting policies in effect as of December 31, 2012 is contained in the sections captioned “Critical Accounting Policies” and “Allowance for Loan Losses” in Item 7, entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our 2012 10-K, for more detailed information regarding our critical accounting policies.

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

The following table sets forth our interest income, interest expense and net interest income (in thousands of dollars) and our net interest margin for the three and six months ended June 30, 2013 and 2012, respectively:

	Three Months Ended June 30,			Six Months Ended June 30,
	Amount	Amount	Amount	Amount	Amount	Percentage Change
	2013	2012	2013 vs. 2012	2013	2012	2013 vs. 2012
Interest income	$8,822	$10,353	(14.8)%	$17,806	$20,663	(13.8)%
Interest expense	1,382	2,209	(37.4)%	3,008	4,504	(33.2)%

Net interest income	$7,440	$8,144	(8.6)%	$14,798	$16,159	(8.4)%

Net interest margin	3.20%	3.24%		3.10%	3.29%

Our net interest income decreased by $704,000, or 8.6%, and by $1.4 million, or 8.4%, respectively, in the three and six months ended June 30, 2013, as compared to the same respective periods of 2012, due to decreases in interest income of $1.5 million, or 14.8%, and $2.9 million, or 13.8%, respectively, in the three and six months ended June 30, 2013. Those decreases in interest income were partially offset by decreases in interest expense of $827,000, or 37.4%, and $1.5 million, or 33.2%, in the three and six months ended June 30, 2013, respectively.

The decrease in interest income in the three months ended June 30, 2013 was primarily attributable to declines in loan demand and, to a lesser extent, in interest earned on loans as a result of actions taken by the Federal Reserve Board to keep interest rates low. The decrease in interest income in the six months ended June 30, 2013 was primarily attributable to (i) an overall decrease in interest rates, also primarily as a result of the actions of the Federal Reserve Board, (ii) a decrease in loan demand, and (iii) a reduction in the volume of securities held for sale that was due primarily to sales and the maturities of, and payments on, such securities in the six months ended June 30, 2013.

The decreases in interest expense in the three and six months ended June 30, 2013 were due primarily to (i) a decision we made to reduce the rates of interest we pay on higher priced time deposits which enabled us to achieve a reduction in the volume of those deposits and, thereby reduce our overall interest expense, (ii) declines in the interest rates we paid on money market and savings deposits due primarily to the actions of the Federal Reserve Board that were designed to keep interest rates low, and (iii) principal reduction payments we made on our outstanding FHLB borrowings.

Due primarily to the decreases in interest income in the three and six months ended June 30, 2013, (i) the average interest rate we earned on interest-earning assets decreased to 3.79% and 3.73%, respectively, from 4.13% and 4.22%, respectively, in the same periods of 2012, and (ii) our net interest margin decreased by four basis points to 3.20%, and by 19 basis points to 3.10%, respectively, from 3.24% and 3.29%, respectively, in the same periods of 2012.

Average Balances

Information Regarding Average Assets and Average Liabilities

The following tables set forth information regarding our average balance sheet, yields on interest earning assets, interest expense on interest-bearing liabilities, the interest rate spread and the interest rate margin for the three and six months ended June 30, 2013 and 2012.

	Three Months Ended June 30,
	2013			2012
(Dollars in thousands)	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
Interest earning assets:
Short-term investments(1)	$120,012	$76	0.25%	$117,327	$74	0.25%
Securities available for sale and stock(2)	83,375	387	1.86%	82,647	392	1.91%
Loans(3)	729,495	8,359	4.60%	807,944	9,887	4.92%

Total earning assets	932,882	8,822	3.79%	1,007,918	10,353	4.13%
Noninterest earning assets	47,374			61,451

Total Assets	$980,256			$1,069,369

Interest-bearing liabilities:
Interest-bearing checking accounts	$32,735	22	0.27%	$27,056	20	0.30%
Money market and savings accounts	160,124	151	0.38%	181,089	366	0.81%
Certificates of deposit	402,897	999	0.99%	492,326	1,511	1.24%
Other borrowings	45,011	71	0.63%	64,110	158	0.98%
Junior subordinated debentures	17,527	139	3.18%	17,682	154	3.50%

Total interest-bearing liabilities	658,294	1,382	0.84%	782,263	2,209	1.14%

Noninterest-bearing liabilities	203,484			207,569

Total Liabilities	861,778			989,832
Shareholders’ equity	118,478			79,537

Total Liabilities and Shareholders’ Equity	$980,256			$1,069,369

Net interest income		$7,440			$8,144

Interest rate spread			2.95%			2.99%

Net interest margin			3.20%			3.24%

(1)	Short-term investments consist of federal funds sold and interest bearing deposits with financial institutions that we maintain at other financial institutions.
(2)	Stock consists of Federal Home Loan Bank Stock and Federal Reserve Bank Stock.
(3)	Loans include the average balance of nonaccrual loans.

	Six Months Ended June 30,
	2013			2012
(Dollars in thousands)	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
Interest earning assets:
Short-term investments(1)	$136,619	$171	0.25%	$102,400	$129	0.25%
Securities available for sale and stock(2)	87,150	757	1.75%	117,130	1,269	2.18%
Loans(3)	738,890	16,878	4.61%	766,288	19,265	5.06%

Total earning assets	962,659	17,806	3.73%	985,818	20,663	4.22%
Noninterest earning assets	51,095			60,136

Total Assets	$1,013,754			$1,045,954

Interest-bearing liabilities:
Interest-bearing checking accounts	$32,980	43	0.26%	$28,031	41	0.29%
Money market and savings accounts	164,218	349	0.43%	179,223	752	0.84%
Certificates of deposit	430,101	2,184	1.02%	494,547	3,156	1.28%
Other borrowings	47,713	163	0.69%	53,728	264	0.99%
Junior subordinated debentures	17,604	269	3.08%	17,682	291	3.31%

Total interest-bearing liabilities	692,616	3,008	0.88%	773,211	4,504	1.17%

Noninterest-bearing liabilities	200,618			188,710

Total Liabilities	893,234			961,921
Shareholders’ equity	120,520			84,033

Total Liabilities and Shareholders’ Equity	$1,013,754			$1,045,954

Net interest income		$14,798			$16,159

Interest rate spread			2.85%			3.05%

Net interest margin			3.10%			3.29%

(1)	Short-term investments consist of federal funds sold and interest bearing deposits with financial institutions that we maintain at other financial institutions.
(2)	Stock consists of Federal Home Loan Bank Stock and Federal Reserve Bank Stock.
(3)	Loans include the average balance of nonaccrual loans.

The following table sets forth, in thousands of dollars, the changes in our interest income, including loan fees, and interest expense in the three and six months ended June 30, 2013, as compared to the same period of 2012, and the extent to which those changes were attributable to changes in (i) the volume of, or in the rates of interest earned on interest-earning assets and (ii) the volume of, or the rates of interest paid on our interest-bearing liabilities.

	Three Months Ended June 30, 2013 vs. 2012			Six Months Ended June 30, 2013 vs. 2012
	Increase (Decrease) due to:			Increase (Decrease) due to:
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Short term investments(1)	$2	—	$2	$43	$(1)	$42
Securities available for sale and stock(2)	3	(8)	(5)	(289)	(223)	(512)
Loans	(924)	(604)	(1,528)	(671)	(1,716)	(2,387)

Total earning assets	(919)	(612)	(1,531)	(917)	(1,940)	(2,857)
Interest expense
Interest bearing checking accounts	4	(2)	2	7	(5)	2
Money market and savings accounts	(38)	(177)	(215)	(58)	(345)	(403)
Certificates of deposit	(249)	(263)	(512)	(379)	(593)	(972)
Borrowings	(39)	(48)	(87)	(27)	(74)	(101)
Junior subordinated debentures	(1)	(14)	(15)	(1)	(21)	(22)

Total interest bearing liabilities	(323)	(504)	(827)	(458)	(1,038)	(1,496)

Net interest income	$(596)	$(108)	$(704)	$(459)	$(902)	$(1,361)

(1)	Short-term investments consist of federal funds sold and interest bearing deposits with financial institutions.
(2)	Stock consists of Federal Home Loan Bank Stock and Federal Reserve Bank Stock.

Provision for Loan Losses

Like virtually all banks and other financial institutions, we follow the practice of maintaining reserves to provide for loan losses that occur in the ordinary course of the banking business. When it is determined that the payment in full of a loan has become unlikely, the carrying value of the loan is reduced (“written down”) to what management believes is its realizable value or, if it is determined that a loan no longer has any realizable value, the carrying value of the loan is written off in its entirety (a loan “charge-off”). Loan charge-offs and write-downs are charged against our allowance for loan losses (the “Allowance for Loan Losses” or the “ALL”). The amount of the ALL is increased periodically to replenish the ALL after it has been reduced due to loan write-downs or charge-offs. The ALL also is increased or decreased periodically to reflect increases or decreases in the volume of outstanding loans and to take account of changes in the risk of potential loan losses due to a deterioration or improvement in the condition of borrowers or in the value of properties securing non–performing loans or adverse changes or improvements in economic conditions. Increases in the ALL are made through a charge, recorded as an expense in the statement of operations, referred to as the “provision for loan losses.” Recoveries of loans previously charged-off are added back to and, therefore, to that extent increase the ALL and reduce the amount of the provision for loan losses that might otherwise have had to be made to replenish or increase the ALL. See “—Financial Condition—Nonperforming Loans and the Allowance for Loan Losses” below in this Item 2 for additional information regarding the ALL.

We employ economic models that are based on bank regulatory guidelines, industry standards and our own historical loan loss experience, as well as a number of more subjective qualitative factors, to determine both the sufficiency of the ALL and the amount of the provisions that we believe need to be made for potential loan losses. However, those determinations involve judgments and assumptions about trends in current economic conditions and other events that can affect the ability of borrowers to meet their loan obligations to us and a weighting among the quantitative and qualitative factors we consider in determining the amount of the ALL. Moreover, the duration and anticipated effects of prevailing economic conditions or trends can be uncertain and can be affected by number of risks and circumstances that are outside of our ability to control. See the discussion below in this Item 2 under the caption “Financial Condition—Nonperforming Loans and the Allowance for Loan Losses”. If changes in economic or market conditions or unexpected subsequent events or changes in circumstances were to occur, or if changes were made to bank regulatory guidelines or industry standards that are used to assess the sufficiency of the ALL, it could become necessary for us to record additional, and possibly significant, charges to increase the allowance for loan losses, which would have the effect of reducing our income or causing us to incur losses.

In addition, the FRBSF and the DFI, as an integral part of their examination processes, periodically review the adequacy of our ALL. These agencies may require us to make additional provisions for possible loan losses, over and above the provisions that we have already made, the effect of which would be to reduce our income or increase any losses we might incur.

At June 30, 2013, the ALL totaled $11.1 million, which was approximately $200,000, or 2%, higher than at December 31, 2012. The ALL activity in the first six months of 2013 included net charge-offs of $900,000, which were more than offset by a $1.15 million provision that we made for loan losses. The ratio of the ALL to total loans outstanding as of June 30, 2013 was 1.53% as compared to 1.49% as of December 31, 2012. On the basis of the methodologies we use to assess asset quality, bank regulatory guidelines and our historical loan loss history, we believe that the ALL was adequate at June 30, 2013 to cover inherent losses in the loan portfolio.

Noninterest Income

The following table identifies the components of and the percentage changes in noninterest income in the three and six months ended June 30, 2013, as compared to the same period of 2012:

	Three Months Ended June 30,			Six Months Ended June 30,
	Amounts		Percent Change	Amounts		Percent Change
(Dollars in thousands)	2013	2012	2013 vs. 2012	2013	2012	2013 vs. 2012
Total other-than-temporary impairment of securities	$—	$—	N/M	—	$(25)	N/M
Portion of other-than-temporary impairment losses recognized in other comprehensive loss	—	—	N/M	—	52	N/M

Net impairment loss recognized in earnings	—	—	N/M	—	(77)	N/M
Service fees on deposits and other banking services	196	245	(20)%	392	478	(18.0)%
Mortgage banking (including net gains on sales of loans held for sale)	1,719	8,450	(79.7)%	3,308	12,981	(74.5)%
Net gains on sale of securities available for sale	—	—	N/M	23	1,186	(98.1)%
Net gain on sale of other real estate owned	1	130	(99.2)%	1	111	(99.1)%
Other	(523)	301	(273.8)%	(298)	475	(162.7)%

Total noninterest income	$1,393	$9,126	(84.7)%	$3,426	$15,154	(77.4)%

As the table above indicates, noninterest income decreased by $7.7 million, or 84.7%, in the three months ended June 30, 2013, due primarily to $6.7 million, or 79.7%, decrease in mortgage banking revenues. In the six months ended June 30, 2013, noninterest income decreased by $11.7 million, or 77.4%, primarily as a result of a $9.7 million, or 74.5%, decrease in mortgage banking revenues and $1.2 million, or 98.1%, decrease in net gains on sales of securities available for sale.

The decreases in mortgage banking revenue in the three and six months ended June 30, 2013, as compared to the same respective periods of 2012, were primarily attributable to our exit from the wholesale residential mortgage business in August 2012, which, as we had previously reported, was expected to result in a significant decrease in our mortgage banking revenues during 2013. The $1.2 million decline in net gains on sales of securities in the first six months of 2013 was due primarily to a decrease to $6 million in volume of sales of such securities, from approximately $135 million in the six months ended June 30, 2012. Sales of securities available for sale can vary, sometimes materially, from period to period primarily in response to changes in market rates of interest.

Noninterest Expense

The following table compares the amounts of the principal components of noninterest expense in the three and six months ended June 30, 2013 and 2012.

	Three Months Ended June 30,			Six Months Ended June 30,
	Amounts		Percentage Change	Amounts		Percentage Change
(Dollars in thousands)	2013	2012	2013 vs. 2012	2013	2012	2013 vs. 2012
Salaries and employee benefits	$6,761	$6,531	3.5%	$12,878	$12,148	6.0%
Occupancy	703	669	5.1%	1,369	1,321	3.6%
Equipment and depreciation	486	520	(6.5)%	1,115	918	21.5%
Data processing	200	180	11.1%	398	375	6.1%
FDIC expense	546	545	0.2%	1,092	1,159	(5.8)%
Other real estate owned expense	857	1,877	(54.3)%	2,974	3,701	(19.6)%
Professional fees	902	1,403	(35.7)%	2,568	2,629	(2.3)%
Mortgage related loan expense(1)	317	925	(65.7)%	744	1,278	(41.8)%
Provision for contingencies	(279)	—	N/M	(539)	339	259.0%
Other operating expense(2)	1,482	1,032	43.6%	2,715	2,051	32.4%

Total noninterest expense	$11,975	$13,682	(12.5)%	$25,314	$25,919	(2.3)%

(1)	Mortgage related loan expense consist primarily of repurchase provision expense, appraisal, underwriting and document expense.
(2)

Other operating expenses consist of telephone, advertising, and investor relations, charges for promotional, business development, and regulatory expenses, insurance premiums and correspondent bank fees.

As the above table indicates, noninterest expense decreased by $1.7 million, or 12.5%, in the three months ended June 30, 2013, as compared to the same three months of 2012. This decrease was primarily attributable to (i) a $1.0 million, or 54.3%, decrease in OREO expense primarily as a result of a 50% reduction in OREO from June 30, 2012, (ii) a $608,000 decrease in mortgage related expenses due primarily to the reduction in mortgage loan originations resulting from our exit from the wholesale mortgage lending business in August 2012, (iii) a $501,000 decrease in professional fees due to the settlement of certain lawsuits and a decline in nonperforming loans, and (iv) a $279,000 reduction in the reserve for contingencies made possible by settlements of certain lawsuits, including the Zigner lawsuit. These decreases were partially offset by a $231,000, or 3.5% increase in compensation expense, due primarily to staffing increases in our commercial banking division which more than offset staff reductions in the mortgage lending division, and a $148,000, or 17.8%, increase in other operating expenses.

In the six months ended June 30, 2013, noninterest expense decreased by $605,000, or 2.3%, as compared to the same six months of 2012. That decrease was primarily attributable to (i) a $878,000, or 259%, reduction in contingency reserves due to the entry of a favorable judgment in one lawsuit and the settlement of the Zigner lawsuit, (ii) a $534,000 decrease in mortgage related expenses due primarily to the reduction in mortgage loan originations resulting from our exit from the wholesale mortgage lending business in August 2012, and (iii) a $727,000, or 19.6%, decrease in OREO expense primarily as a result of the decrease in OREO. Those decreases were substantially, but not entirely, offset by a $731,000 increase in compensation expense due primarily to increases in staffing in the Bank’s commercial lending division, a $389,000, or 19.4%, increase in other operating expenses, and a $197,000 increase in equipment expense incurred primarily in connection with infrastructure upgrades during this year’s first quarter.

A measure of our ability to control noninterest expense is our efficiency ratio, which is the ratio of noninterest expense to net revenue (net interest income plus noninterest income). As a general rule, a lower efficiency ratio indicates an ability to generate increased revenue without a commensurate increase in the staffing and equipment and third party services and, therefore, would be indicative of greater operational efficiencies. Due to the substantial decreases in noninterest income, primarily attributable to our exit from the wholesale residential mortgage business, our efficiency ratios grew to 135.6% and 138.9% in the three and six months ended June 30, 2013, respectively, from 79.2% and 82.8%, respectively, in the corresponding three and six month periods of 2012.

Income Tax Benefit

The income tax benefit recorded in the six months ended June 30, 2013 was primarily attributable to the pre-tax loss incurred in that period. Our effective tax rate in the six months ended June 30, 2013 was 24%, as compared to 37% in the same period of 2012.

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

The table below sets forth information concerning our rate sensitive assets and liabilities at June 30, 2013. The assets and liabilities are classified by the earlier of maturity or repricing dates in accordance with their contractual terms. As described above, certain shortcomings are inherent in the method of analysis presented in this table.

(Dollars in thousands)	Six Months or Less	Over Six Through Twelve Months	Over One Year Through Five Years	Over Five Years	Non- Interest- Bearing	Total
Assets
Interest-bearing time deposits in other financial institutions	$1,075	$1,348	$—	$—	$—	$2,423
Investment in unconsolidated trust subsidiaries	—	—	—	—	—	—
Securities available for sale	10,424	10,593	34,122	14,811	—	69,950
Federal Reserve Bank and Federal Home Loan Bank stock	8,918	—	—	—	—	8,918
Interest bearing deposits with financial institutions	73,691	—	—	—	—	73,691
Loans held for sale, at fair value	10,672	—	—	—	—	10,672
Loans, gross	319,480	70,436	250,909	88,116	—	728,941
Noninterest earning assets, net	—	—	—	—	57,518	57,518

Total assets	$424,260	$82,377	$285,031	$102,927	$57,518	$952,113

Liabilities and Shareholders’ Equity
Noninterest-bearing deposits	$—	$—	$—	$—	$188,149	$188,149
Interest-bearing deposits(1)(2)	256,505	247,123	57,203	—	—	560,831
Borrowings	5,000	27,500	12,500	—	—	45,000
Junior subordinated debentures	17,527	—	—	—	—	17,527
Other liabilities	—	—	—	—	10,286	10,286
Shareholders’ equity	—	—	—	—	130,320	130,320

Total liabilities and shareholders’ equity	$279,032	$274,623	$69,703	$—	$328,755	$952,113

(Dollars in thousands)	Six Months or Less	Over Six Through Twelve Months	Over One Year Through Five Years	Over Five Years	Non- Interest- Bearing	Total
Interest rate sensitivity gap	$145,228	$(192,246)	$215,328	$102,928	$(271,238)	$—

Cumulative interest rate sensitivity gap	$145,228	$(47,018)	$168,310	$271,238	$—	$—

Cumulative % of rate sensitive assets in maturity period	45%	53%	83%	94%	100%

Rate sensitive assets to rate sensitive liabilities and shareholders’ equity	152%	30%	409%	—%	18%

Cumulative ratio	152%	92%	127%	144%	100%

(1)	Excludes savings accounts that we maintain at the Bank totaling $16.3 million.
(2)	Excludes a $250,000 certificate of deposit issued to us by the Bank, which matures January 2014.

At June 30, 2013, our rate sensitive balance sheet was shown to be in a negative twelve-month gap position. This would imply that our net interest margin would decrease in the short-term if interest rates were to rise and would increase in the short-term if interest rates were to fall. However, as noted above, the extent to which our net interest margin will be impacted by changes in prevailing interest rates will depend on a number of factors, including how quickly rate sensitive assets and liabilities react to interest rate changes, the mix of our interest earning assets (loans versus other lower yielding interest earning assets, such as securities or federal funds sold) and the mix of our interest bearing deposits (between, for example, lower interest core deposits and higher cost time certificates of deposit) and our other interest-bearing liabilities.

Financial Condition

Assets

Our consolidated assets totaled $953 million at June 30, 2013, which represents a $101 million, or 9.6%, decrease from our total consolidated assets of $1.054 billion at December 31, 2012. The decrease in assets is primarily due to a $45.1 million decrease in loans available for sale, to $10.7 million, at June 30, 2013 from $55.8 million at December 31, 2012, and a $38.8 million decrease in cash and cash equivalents, to $89.4 million, at June 30, 2013 from $128.2 million at December 31, 2012. We used that cash and the cash equivalents primarily to fund withdrawals of the time deposits we elected not to renew in the six months ended June 30, 2013.

The following table sets forth the composition of our interest-earning assets (in thousands of dollars) at:

	June 30, 2013	December 31, 2012
Interest-bearing deposits with financial institutions(1)	$73,691	$115,952
Interest-bearing time deposits with financial institutions	2,423	2,423
Federal Reserve Bank and Federal Home Loan Bank Stock, at cost	8,918	10,284
Securities available for sale, at fair value	69,950	86,378
Loans held for sale	10,672	55,809
Loans (net of allowances of $11,123 and $10,881 at June 30, 2013 and December 31, 2012, respectively)	717,818	719,257

(1)	Includes interest-earning balances maintained at the Federal Reserve Bank of San Francisco.

Loans Held for Sale

We commenced a mortgage banking business during the second quarter of 2009 to originate, primarily in Southern California, and fund residential real estate mortgage loans that qualify for sale into the secondary mortgage market. Our mortgage loan originations have been primarily for the financing of purchases of residential property and, to a lesser extent, refinancing of existing residential mortgage loans. In addition to conventional mortgage loans, we offer loan programs for low to moderate income families that qualify for mortgage assistance, such as the FHLB’s Wish Program, Homepath-financing on Fannie Mae repossessed homes, and Southern California Home Financing Authority and various mortgage assistance programs in counties and cities within our branch network. As a general rule, most of the residential mortgage loans that we originate are sold in the secondary mortgage market within a period of less than 30 days following their origination. The following table reflects the activity, in thousands of dollars, of our mortgage loan operations.

	Six Months Ended June 30, 2013	Year Ended December 31, 2012
Single family mortgage loans funded	$103,367	$933,214
Single family mortgage loans sold	138,568	937,201
Loans held for sale (LHFS)	10,672	55,809

The declines in mortgage loan fundings and sales of mortgage loans in the six months ended June 30, 2013, as compared to mortgage loan fundings and sales of mortgage loans in the year ended December 31, 2012, are the result not only of the difference in the lengths of those periods, but also the result of our exit from the wholesale residential mortgage lending business in August 2012.

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

Any net unrealized losses on loans carried at the lower of aggregate cost or market are required to be recognized through a valuation allowance established by a charge to income. Loan origination costs for LHFS carried at the lower of cost or market are capitalized as part of the carrying amount of the loans and recognized as a reduction of mortgage banking revenues upon the sale of such loans.

During the first quarter of 2012, we began selling a portion of the mortgage loans we originate directly to secondary market investors on a “mandatory commitment” basis, agreeing to sell a specified dollar amount of mortgage loans at an agreed-upon price within a specified timeframe in order to avail ourselves of more favorable pricing on loan sales to investors. In order to mitigate interest rate risk on loans subject to such mandatory commitments, when we lock the interest rate for the borrowers on those loans prior to funding, we also lock the price at which we will sell the loans to the investors and enter into a mortgaged backed to-be-announced (“TBA”) security. The mandatory commitment and the TBA security act as a hedge against market interest rate movements between the time the interest rate is locked and the loan is funded and sold into the secondary market. TBA securities are deemed to be derivatives and involve off-balance sheet financial risk. The contractual or notional amounts of the TBA securities are tied to the Bank’s mortgage loan origination volume and we bear a financial risk from such securities. The unrealized gains from the interest rate contracts and TBA security hedges were $584,000 and $393,000 for the three and six months ended June 30, 2013, respectively. These gains or losses depend upon the value of the underlying financial instruments and are affected by changes in market rates of interest.

Loans

The following table sets forth the composition, by loan category, of our loan portfolio at June 30, 2013 and December 31, 2012, respectively:

	June 30, 2013		December 31, 2012
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial loans	$195,439	26.8%	$170,792	23.4%
Commercial real estate loans – owner occupied	156,215	21.4%	165,922	22.7%
Commercial real estate loans – all other	158,179	21.7%	150,189	20.6%
Residential mortgage loans – multi-family	97,383	13.4%	105,119	14.4%
Residential mortgage loans – single family	75,241	10.3%	87,263	11.9%
Land development loans	19,653	2.7%	24,018	3.3%
Consumer loans	27,106	3.7%	27,296	3.7%

Gross loans	729,216	100.0%	730,599	100.0%

Deferred fee (income) costs, net	(275)		(461)
Allowance for loan losses	(11,123)		(10,881)

Loans, net	$717,818		$719,257

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

The following table sets forth the maturity distribution of our loan portfolio (excluding consumer and residential mortgage loans) at June 30, 2013:

	June 30, 2013
(Dollars in thousands)	One Year or Less	Over One Year through Five Years	Over Five Years	Total
Real estate and land development loans(1)
Floating rate	$91,232	$47,842	$12,288	$151,362
Fixed rate	33,792	82,886	66,006	182,684
Commercial loans
Floating rate	42,960	—	—	42,960
Fixed rate	95,281	44,544	12,654	152,479

Total	$263,265	$175,272	$90,948	$529,485

(1)	Does not include mortgage loans on single and multi-family residences and consumer loans, which totaled $172.6 million and $27.1 million, respectively, at June 30, 2013.

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

The following table sets forth information regarding our nonperforming assets, as well as restructured loans, at June 30, 2013 and December 31, 2012:

(Dollars in thousands)	At June 30, 2013	At December 31, 2012
Nonaccrual loans:
Commercial loans	$3,595	$6,846
Commercial real estate	3,928	9,656
Residential real estate	788	839
Land development	414	314

Total nonaccrual loans	$8,725	$17,655

Loans past due 90 days and still accruing:
Total loans past due 90 days and still accruing	$—	$—

Other real estate owned (OREO):
Commercial real estate	$14,549	$12,944
Residential real estate	—	—
Construction and land development	2,782	4,766

Total other real estate owned	$17,331	$17,710

Other nonperforming assets:
Asset backed security	775	900

Total other nonperforming assets	$775	$900

Total nonperforming assets	$26,831	$36,265

Restructured loans:
Accruing loans	$22,360	$21,595
Nonaccruing loans (included in nonaccrual loans above)	4,879	5,637

Total restructured loans	$27,239	$27,232

As the above table indicates, nonaccrual loans decreased by approximately $9.0 million, or 51%, to $8.7 million at June 30, 2013, from $17.7 million at December 31, 2012, primarily due to (i) the restoration to accrual status of a $2.0 million commercial real estate loan as a result of a history of principal and interest payments in accordance with previously modified terms of the loan, (ii) the foreclosure of $5.6 million of nonperforming loans, comprised primarily of commercial real estate loans, and their resulting transfer to OREO, and (iii) $1.8 million of impairment write-downs based on loan impairment analyses we conducted of nonperforming loans.

We have allocated specific reserves within the ALL to provide for losses we may incur on nonaccrual loans, and we have established specific reserves on OREO.

Information Regarding Impaired Loans. At June 30, 2013, loans deemed impaired totaled $31.1 million as compared to $39.3 million at December 31, 2012. At June 30, 2013 we had an average investment in impaired loans of $36.6 million as compared to an average investment in impaired loans of $34.8 million at December 31, 2012. The interest that would have been earned during the six months ended June 30, 2013 had the nonaccruing impaired loans remained current in accordance with their original terms was approximately $325,000.

The following table sets forth the amount of impaired loans to which a portion of the ALL has been specifically allocated, and the aggregate amount so allocated, in accordance with ASC 310-10, and the amount of the ALL and the amount of impaired loans for which no such allocations were made, in each case at June 30, 2013 and December 31, 2012, respectively:

	June 30, 2013			December 31, 2012
Impaired Loans	Loans	Reserves for Loan Losses	% of Reserves to Loans	Loans	Reserves for Loan Losses	% of Reserves to Loans
(Dollars in thousands)
Impaired loans with specific reserves	$4,312	$2,158	50.0%	$4,398	$2,448	55.7%
Impaired loans without specific reserves	26,773	—	—	34,853	—	—

Total impaired loans	$31,085	$2,158	6.9%	$39,251	$2,448	6.2%

Allowance for Loan Losses. The ALL totaled $11.1 million, representing 1.53% of loans outstanding, at June 30, 2013, as compared to $10.9 million, and 1.49%, of loans outstanding at December 31, 2012.

The adequacy of the ALL is determined through periodic evaluations of the loan portfolio and other factors that can reasonably be expected to affect the ability of borrowers to meet their loan obligations. Those factors are inherently subjective as the process for determining the adequacy of the ALL involves some significant estimates and assumptions about such matters as (i) the amounts and timing of expected future cash flows of borrowers, (ii) the fair value of the collateral securing non-performing loans, (iii) estimates of losses that the we may incur on non-performing loans, which are determined on the basis of historical loss experience, industry loss factors and bank regulatory guidelines, and (iv) various qualitative factors. Those factors are subject to changes in economic and other conditions and changes in regulatory guidelines or circumstances over which we have no control. As a result, the amount of the ALL may prove to be insufficient to cover all of the loan losses we might incur in the future and, in that event, it would become necessary for us to increase the ALL from time to time to maintain its adequacy by recording additional provisions for loan losses in our statements of operations.

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

On a quarterly basis, we utilize a classification migration model and individual loan review analysis tools as starting points for determining the adequacy of the ALL. Our loss migration analysis tracks a certain number of quarters of loan loss history and industry loss factors to determine historical losses by classification category for each loan type, except certain loans (automobile, mortgage and credit cards), which are analyzed as homogeneous loan pools. These calculated loss factors are then applied to outstanding loan balances. As part of the ALL allocation process, we also conduct individual loan analyses, applying specific monitoring policies and procedures in analyzing the existing loan portfolios.

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

In response to the economic recession and resulting weakness in the economy, which has resulted in increased and relatively persistent high rates of unemployment, and the credit crisis that led to a severe tightening in the availability of credit, preventing borrowers from refinancing their loans, we (i) implemented and have maintained more stringent loan underwriting standards, (ii) strengthened loan underwriting and approval processes and (iii) added personnel with experience in addressing problem assets.

The following table compares the total amount of loans outstanding, and the allowance for loan losses, by loan category, in each case, in thousands of dollars, and certain related ratios, as of June 30, 2013 and December 31, 2012.

	June 30, 2013	December 31, 2012	Increase (Decrease)
(Dollars in thousands)			June 30, 2013 to December 31, 2012
Commercial loans	$195,439	$170,792	$24,647
Loans impaired(1)	11,867	16,180	(4,313)
Loans 90 days past due	756	4,295	(3,539)
Loans 30 days past due	4,592	2,099	2,493
Allowance for loan losses
General component	$4,795	$3,912	$883
Specific component(1)	2,158	2,428	(270)

Total allowance	$6,953	$6,340	$613
Ratio of allowance to loan category	3.56%	3.71%	(0.15)%
Real estate loans:	$411,777	$421,230	$(9,453)
Loans impaired(1)	18,016	21,918	(3,902)
Loans 90 days past due	2,117	5,831	(3,714)
Loans 30 days past due	4,792	—	4,792
Allowance for loan losses
General component	2,854	3,487	(633)
Specific component(1)	—	—	—

Total allowance	$2,854	$3,487	$(633)
Ratio of allowance to loan category	0.69%	0.83%	0.14%
Land development	$19,653	$24,018	$(4,365)
Loans impaired(1)	414	314	100
Loans 90 days past due	—	314	(314)
Loans 30 days past due	—	—	—
Allowance for loan losses
General component	$297	$248	$49
Specific component(1)	—	—	—

Total allowance	$297	$248	$49
Ratio of allowance to loan category	1.51%	1.03%	0.48%
Consumer loans and single family mortgages	$102,347	$114,559	$(12,212)
Loans impaired(1)	788	839	(51)
Loans 90 days past due	—	359	(359)
Loans 30 days past due	—	637	(637)
Allowance for loan losses
General component	$1,019	$806	$213
Specific component(1)	—	—	—

Total allowance	$1,019	$806	$213
Ratio of allowance to loan category	1.00%	0.70%	0.30%
Total loans outstanding	$729,216	$730,599	$(1,383)
Loans impaired(1)	31,085	39,251	(8,166)
Loans 90 days past due	2,873	10,799	(7,926)
Loans 30 days past due	9,384	2,736	6,648
Allowance for loan losses
General component	$8,965	$8,453	$512
Specific component(1)	2,158	2,428	(270)

Total allowance	$11,123	$10,881	$242
Ratio of allowance to total loans outstanding	1.53%	1.49%	0.04%

(1)	Amounts in impaired loans and in specific components include nonperforming delinquent loans.

We classify our loan portfolios using internal credit quality ratings. The following table provides a summary of loans by portfolio type and the Company’s internal credit quality ratings as of June 30, 2013 and December 31, 2012.

(Dollars in thousands)	June 30, 2013	December 31, 2012	Increase (Decrease)
Pass:
Commercial loans	$173,199	$146,952	$26,247
Commercial real estate loans – owner occupied	152,691	162,689	(9,998)
Commercial real estate loans – all other	140,186	135,274	4,912
Residential mortgage loans – multi family	97,383	104,747	(7,364)
Residential mortgage loans – single family	73,264	84,237	(10,973)
Land development loans	11,106	12,461	(1,355)
Consumer loans	26,544	27,296	(752)

Total pass loans	$674,373	$673,656	$717

Special Mention:
Commercial loans	$217	$2,381	$(2,164)
Commercial real estate loans – owner occupied	—	—	—
Commercial real estate loans – all other	4,523	3,859	664
Residential mortgage loans – multi family	—	373	(373)
Residential mortgage loans – single family	—	990	(990)
Land development loans	—	8,201	(8,201)
Consumer loans	562	—	562

Total special mention loans	$5,302	$15,804	$(10,502)

Substandard:
Commercial loans	$21,047	$21,347	$(300)
Commercial real estate loans – owner occupied	3,523	3,232	291
Commercial real estate loans – all other	13,470	11,057	2,413
Residential mortgage loans – multi family	—	—	—
Residential mortgage loans – single family	1,978	2,036	(58)
Land development loans	8,547	3,355	5,192
Consumer loans	—	—	—

Total substandard loans	$48,565	$41,027	$7,538

Doubtful:
Commercial loans	$976	$112	$864
Commercial real estate loans – owner occupied	—	—	—
Commercial real estate loans – all other	—	—	—
Residential mortgage loans – multi family	—	—	—
Residential mortgage loans – single family	—	—	—
Land development loans	—	—	—
Consumer loans	—	—	—

Total doubtful loans	$976	$112	$864

Total Outstanding Loans, gross:	$729,216	$730,599	$(1,383)

The disaggregation of the loan portfolio by risk rating in the table above reflects the following changes that occurred between December 31, 2012 and June 30, 2013:

•

Loans rated “pass” totaled $674 million, substantially unchanged from December 31, 2012. During the six months ended June 30, 2013, the composition of the loan portfolio changed due primarily to a $26 million increase in commercial loans, offset by decreases of $11 million in residential mortgage-single family loans, $10 million in commercial real estate-owner occupied real estate loans and $7 million in residential mortgage-multifamily loans.

•

The loans rated “special mention” decreased by $10.5 million to $5.3 million at June 30, 2013 from $15.8 million at December 31, 2012. The decrease was primarily the result of the downgrading to “substandard” of a $10.7 million loan relationship, comprised of $9.5 million in commercial real estate loans-all other and a $1.1 million commercial loan. The loans are collateralized by real properties and through June 30, 2013 borrower payments had been current.

•

Loans rated “substandard” increased by $7.6 million to $48.6 million at June 30, 2013, from $41.0 million at December 31, 2012. The increase was the result of transfers of $11.5 million of loans from “special mention” and $5.1 million of loans from “pass” to substandard, partially offset by $2.3 million of loan charge offs and the foreclosure and transfer to OREO of $5.6 million of real estate loans during the six months ended June 30, 2013.

We use a rolling eight quarter loss migration analysis to determine the loss factors we will apply to each of the above-described loan classification categories. As a result, for purposes of determining applicable loss factors at the June 30, 2013, our migration analysis covered the period from June 30, 2011 to June 30, 2013. That migration analysis resulted in a modest reduction in the loss factors in the quantitative component of our June 30, 2013 ALL analysis, which we believe was consistent with and reasonably reflects current economic conditions and the risks that were inherent in our loan portfolio at June 30, 2013.

The table below sets forth loan delinquencies, by quarter, from June 30, 2013 to June 30, 2012.

	2013		2012
(Dollars in thousands)	At June 30	At March 31	At December 31	At September 30	At June 30
Loans Delinquent:
90 days or more:
Commercial loans	$756	$2,935	$4,295	$4,727	$4,775
Commercial real estate	2,117	5,043	5,831	3,863	5,491
Residential mortgages	—	735	359	348	—
Land development loans	—	—	314	—	528

	2,873	8,713	10,799	8,938	10,794

30-89 days:
Commercial loans	4,592	5,255	2,099	609	12,239
Commercial real estate	4,792	6,103	—	428	—
Residential mortgages	—	—	637	1,237	347
Land development loans	—	—	—	664	320
Consumer loans	—	—	—	5	2

	9,384	11,358	2,736	2,943	12,908

Total Past Due(1) :	$12,257	$20,071	$13,535	$11,881	$23,702

(1)	Past due balances include nonaccrual loans.

As the above table indicates, total past due loans decreased by $1.2 million, to $12.3 million at June 30, 2013 from $13.5 million at December 31, 2012. Loans past due 90 days or more decreased by $7.9 million, to $2.9 million at June 30, 2013, from $10.8 million at December 31, 2012, primarily due to (i) the foreclosure and transfers to OREO of $5.6 million of real estate loans, and (ii) $1.5 million in loan charge offs, during the six months ended June 30, 2013.

Loans 30-89 days past due increased by $6.7 million to $9.4 million at June 30, 2013, from $2.7 million at December 31, 2012, primarily due to bankruptcy filings on a $4.8 million commercial real estate loan and a $1.0 million commercial loan.

Set forth below is a summary of the transactions in the ALL in the six months ended June 30, 2013 and the year ended December 31, 2012:

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013	Year Ended December 31, 2012
(Dollars in thousands)
Balance, beginning of period	$11,018	10,881	$15,627
Charged off loans	(1,433)	(2,918)	(8,574)
Recoveries on loans previously charged off	1,538	2,010	1,878
Provision for loan losses	—	1,150	1,950

Balance, end of period	$11,123	11,123	$10,881

As the above table indicates, at June 30, 2013 the ALL totaled $11.1 million, or 1.53% of the loans then outstanding. The ALL was approximately $240,000 higher than at December 31, 2012. We recorded net recoveries of $100,000 during the three months ended June 30, 2013 and had net charge-offs of $900,000 during the first six months of 2013. We did not record any provision for loan losses in the three months ended June 30, 2013, whereas we recorded a $1.2 million provision for loan losses for the three months ended March 31, 2013. On the basis of the methodologies we use to assess asset quality, bank regulatory guidelines and our historical loan loss history, we believe that, at June 30, 2013, the ALL was adequate to cover potential losses in the loan portfolio at June 30, 2013.

Deposits

Average Balances of and Average Interest Rates Paid on Deposits

Set forth below are the average amounts (in thousands of dollars) of, and the average rates paid on, deposits in the six months ended June 30, 2013:

	Six Months Ended June 30, 2013
	Average Balance	Average Rate
Noninterest-bearing demand deposits	$191,300	—
Interest-bearing checking accounts	32,980	0.26%
Money market and savings deposits	164,218	0.43%
Time deposits	430,101	1.02%

Average total deposits	$818,599	0.63%

Deposit Totals. Deposits totaled $749 million at June 30, 2013 as compared to $845 million at December 31, 2012 and $857 million at June 30, 2012. The following table provides information regarding the mix of our deposits at June 30, 2013, December 31, 2012 and June 30, 2012, respectively:

	At June 30, 2013		At December 31, 2012		At June 30, 2012
(Dollars in thousands)	Amounts	Percent of Total Deposits	Amounts	Percent of Total Deposits	Amounts	Percent of Total Deposits
Core deposits
Noninterest bearing demand deposits	$188,149	25.1%	$170,259	20.1%	$170,011	19.8%
Savings and other interest-bearing transaction deposits	180,731	24.1%	194,215	23.0%	196,021	22.9%
Time deposits	380,100	50.8%	480,921	56.9%	490,974	57.3%

Total deposits	$748,980	100.0%	$845,395	100.0%	$857,006	100%

As indicated in the above table, as a percentage of total deposits at June 30, 2013, (i) noninterest bearing demand deposits increased to 25.1%, from 20.1% and 19.8% at December 31, 2012 and June 30, 2012, respectively, (ii) savings and other interest-bearing deposits increased to 24.1% from 23.0% and 22.9% at December 31, 2012 and June 30, 2012, respectively, and (iii) higher-priced time deposits decreased to 50.8% of total deposits from 56.9% and 57.3% respectively, at December 31, 2012 and June 30, 2013. The change in the mix of deposits during the 12 months ended June 30, 2013 contributed to the reduction in interest expense in the three and six months ended June 30, 2013, as compared to the same respective periods of 2012. See “—Results of Operations—Net Interest Income” above in this Section of this Report.

Set forth below, in thousands of dollars, is a maturity schedule of domestic time certificates of deposit outstanding at June 30, 2013:

	At June 30, 2013
	Certificates of Deposit under $100,000	Certificates of Deposit of $100,000 or More
Maturities
Six months or less	$26,564	$151,847
Over six and through nine months	17,984	90,129
Over nine and through twelve months	6,192	30,183
Over twelve months	6,981	50,220

Total certificates of deposit	$57,721	$322,379

Liquidity

We actively manage our liquidity needs to ensure that sufficient funds are available to meet our needs for cash, including to fund new loans to and deposit withdrawals by our customers. We project the future sources and uses of funds and maintain liquid funds for unanticipated events. Our primary sources of cash include cash we have on deposit at other financial institutions, payments from borrowers on their loans, proceeds from sales or the maturities of securities held for sale, sales of residential mortgage loans, increases in deposits and increases in borrowings principally from the FHLB. The primary uses of cash include funding new loans and making advances on existing lines of credit, purchasing investments, including securities available for sale, funding new residential mortgage loans, funding deposit withdrawals and paying operating expenses. We maintain funds in overnight federal funds and other short-term investments to provide for short-term liquidity needs. We also have obtained credit lines from the FHLB and other financial institutions to meet any additional liquidity requirements we might have.

Our liquid assets, which included cash and due from banks, federal funds sold, interest earning deposits that we maintain with financial institutions and unpledged securities available for sale (excluding Federal Reserve Bank and Federal Home Loan Bank stock) totaled $138 million, which represented 14% of total assets at June 30, 2013.

Cash Flow Provided by Operating Activities. In the six months ended June 30, 2013, operating activities provided net cash of $34 million, comprised primarily of $154 million from sales of mortgages loans available for sale, partially offset by the use of $103 million to fund new mortgage loan originations. By contrast, operating activities used $81 million of cash in the six months ended June 30, 2012 as mortgage loan originations, totaling $425 million, exceeded proceeds from sales of mortgage loans, which totaled $359 million. The decrease in mortgage loan originations in the six months ended June 30, 2013 was due primarily to our exit from the wholesale residential mortgage business in August 2012.

Cash Flow Provided by Investing Activities. In the six months ended June 30, 2013, investing activities provided net cash of $19 million, comprised primarily of $15 million from maturities of and principal payments received on securities available for sale and $6 million from sales of securities available for sale. In the six months ended June 30, 2012, investing activities provided net cash of $7 million consisting primarily of $136 million of proceeds from sales of securities available for sale, and $22 million from the maturities of or payments of principal on securities available for sale, which more than offset the use of $107 million to purchase securities available for sale.

Cash Flow Used in Financing Activities. In the six months ended June 30, 2013, we used $91 million in financing activities, comprised primarily of a $96 million decrease in deposits, consisting primarily of higher-priced time deposits, and a $10 million decrease in borrowings, partially offset by $15 million of proceeds from the sale of 2,222,222 shares of our common stock, at a price of $6.75 per share, to the Carpenter Funds in March 2013. In the six months ended June 30, 2012, financing activities provided cash of $40 million, comprised of increases of $25 million from the sale of shares of our common stock in April 2012, and $20 million in borrowings.

Ratio of Loans to Deposits. The relationship between gross loans and total deposits can provide a useful measure of a bank’s liquidity. Since repayments of loans tend to be less predictable than the maturity of investments and other liquid resources, the higher the loan-to-deposit ratio the less liquid are a bank’s assets. On the other hand, since we realize greater yields on loans than we do on investments, a lower loan-to-deposit ratio can adversely affect our interest income and earnings. As a result, our goal is to achieve a loan-to-deposit ratio that appropriately balances the requirements of liquidity and the need to generate a fair return on our assets. At June 30, 2013 and December 31, 2012, the loan-to-deposit ratios were 97% and 86%, respectively.

Off Balance Sheet Arrangements

Loan Commitments and Standby Letters of Credit. In order to meet the financing needs of our customers, in the normal course of business we make commitments to extend credit and issue standby commercial letters of credit to or for our customers. At June 30, 2013 and December 31, 2012, we were committed to fund certain loans, including letters of credit, amounting to approximately $120 million and $118 million, respectively.

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

Borrowings and Contractual Obligations

Borrowings. As of June 30, 2013, we had $32.5 million of outstanding short-term borrowings and $12.5 million of outstanding long-term borrowings that we had obtained from the FHLB. The following table sets forth the principal amounts of, the interest rates we paid on, and the maturity dates of these FHLB borrowings which, together with securities sold under agreements to repurchase, had a weighted-average annualized interest rate of 0.62% during the second quarter of 2013.

Principal Amounts	Interest Rate	Maturity Dates	Principal Amounts	Interest Rate	Maturity Dates
(Dollars in thousands)
$5,000	1.06%	August 9, 2013	$5,000	0.48%	May 6, 2014
5,000	0.41%	November 5, 2013	3,000	0.64%	September 26, 2014
7,500	0.49%	March 3, 2014	4,500	0.78%	March 26, 2015
5,000	0.56%	March 26, 2014	5,000	0.76%	March 30, 2015
5,000	0.48%	April 14, 2014

At June 30, 2013, U.S. Agency and mortgage backed securities, U.S. Government agency securities and collateralized mortgage obligations with an aggregate fair market value of $2 million and $209 million of residential mortgage and other real estate secured loans were pledged to secure these FHLB borrowings, repurchase agreements, local agency deposits and treasury, tax and loan accounts.

The highest amount of borrowings outstanding at any month end in the quarter ended June 30, 2013 consisted of $45 million of borrowings from the FHLB. By comparison, the highest amount of borrowings outstanding at any month end in 2012 consisted of $69 million of FHLB borrowings.

Junior Subordinated Debentures. Pursuant to rulings of the Federal Reserve Board, bank holding companies were permitted to issue long term subordinated debt instruments that, subject to certain conditions, would qualify as and, therefore, augment capital for regulatory purposes. At June 30, 2013, we had outstanding approximately $17.5 million principal amount of 30-year junior subordinated floating rate debentures (the “Debentures”), of which $17 million qualified as Tier 1 capital for regulatory purposes as of June 30, 2013. See discussion below under the subcaption “—Capital Resources-Regulatory Capital Requirements.”

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

As we have previously reported, since July 2009 we have been required to obtain the prior approval of the FRBSF to make interest payments on the Debentures. Since September 2010, we have been unable to obtain such approvals. As a result, as of June 30, 2013, we had deferred 11 quarterly interest payments, totaling $954,000, on the $7.2 million of Debentures due in September, 2032, and 12 quarterly interest payments, totaling $883,000, on the $10.3 million of Debentures due in October, 2034. We cannot predict when or if the FRBSF will approve our resumption of such interest payments and until such approval can be obtained it will be necessary for us to continue deferring interest payments on the Debentures. Since we have the right, under the terms of the Debentures, to defer interest payments for up to twenty (20) quarters, the deferrals of interest payments to date have not, and any deferral of future interest payments through January, 2015, will not constitute a default under or with respect to the Debentures. However, if we are not able to obtain regulatory approval to pay all of the deferred interest payments by January, 2015, we would then be in default under the Debentures. For additional information regarding the restrictions on the payment by us of interest on the Debentures, as well as other regulatory restrictions that apply to us and the Bank under a regulatory agreement entered into with the FRBSF and a regulatory order issued by the California Department of Business Oversight, see “Capital Resources-Capital and Other Requirements under FRBSF Agreement and DFI Order” below in this section of this report and “Supervision and Regulation-Regulatory Action by the FRBSF and DFI” in Item 1 and “RISK FACTORS” in Item 1A in Part I of our 2012 10-K.

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

The following table sets forth information with respect to the major components of securities available for sale and a comparison of the amortized cost, estimated fair values and gross unrealized gains and losses, in each case, in thousands of dollars, as of June 30, 2013 and December 31, 2012:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Securities available for sale at June 30, 2013:
Mortgage backed securities issued by U.S. Agencies(1)	$64,883	$22	$(2,271)	$62,634
Collateralized non-agency mortgage obligations(1)	2,309	60	(61)	2,308
Asset backed securities(2)	2,247	—	(1,472)	775
Mutual funds(3)	4,233	—	—	4,233

Total securities available for sale	$73,672	$82	$(3,804)	$69,950

Securities available for sale at December 31, 2012:
Mortgage-backed securities issued by U.S. agencies(1)	$78,053	$553	$(160)	$78,446
Collateralized non-agency mortgage obligations(1)	2,599	87	(61)	2,625
Asset backed securities(2)	2,247	—	(1,347)	900
Mutual funds(3)	4,407	—	—	4,407

Total securities available for sale	$87,306	$640	$(1,568)	$86,378

(1)	Secured by closed-end first lien 1-4 family residential mortgages.
(2)	Comprised of a security that represents an interest in a pool of trust preferred securities issued by U.S.-based banks and insurance companies
(3)	Consists primarily of mutual fund investments in closed-end first lien 1-4 family residential mortgages.

At June 30, 2013, U.S. agencies and mortgage backed securities, U.S. government agency securities, collateralized mortgage obligations and time deposits with an aggregate fair market value of $13 million were pledged to secure FHLB borrowings, repurchase agreements, local agency deposits, to secure lines of credit at our correspondent banks and treasury, and tax and loan accounts.

The amortized costs, at June 30, 2013, of securities available for sale are shown in the following table, by contractual maturities and historical prepayments based on the prior three months of principal payments. Expected maturities will differ from contractual maturities and historical prepayments, particularly with respect to collateralized mortgage obligations, because borrowers may react to interest rate market conditions differently than the historical prepayment rates.

	June 30, 2013 Maturing in
	One year or less		Over one year through five years		Over five years through ten years		Over ten years		Total
(Dollars in thousands)	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield
Securities available for sale:
Mortgage-backed securities issued by U.S. Agencies	$10,797	1.21%	$27,241	1.36%	$17,803	1.49%	$9,042	1.54%	$64,883	1.40%
Collateralized non-agency mortgage obligations	646	2.51%	1,126	—	—	—	537	4.08%	2,309	3.30%
Asset backed securities	—	—	—	—	—	—	2,247	—	2,247	—
Mutual funds	—	—	4,233	1.96%	—	—	—	—	4,233	1.96%

Total securities available for sale	$11,443	1.28%	$32,600	1.51%	$17,803	1.49%	$11,826	1.36%	$73,672	1.45%

The table below shows, as of June 30, 2013, the gross unrealized losses and fair values of our investments, aggregated by investment category, and the length of time that the individual securities have been in a continuous unrealized loss position.

	Securities with Unrealized Loss at June 30, 2013
	Less than 12 months		12 months or more		Total
Dollars in thousands	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Mortgage backed securities issued by U.S. agencies	61,183	(2,270)	38	(1)	61,221	(2,271)
Collateralized non-agency mortgage obligations	—	—	1,065	(61)	1,065	(61)
Asset backed securities	—	—	775	(1,472)	775	(1,472)

Total temporarily impaired securities	$61,183	$(2,270)	$1,878	$(1,534)	$63,061	$(3,804)

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

Capital Resources

Capital Regulatory Requirements Applicable to Banking Institutions.

Under current federal banking regulations that apply to all United States based bank holding companies and federally insured banks, the Company (on a consolidated basis) and the Bank (on a stand-alone basis) must meet specific capital adequacy requirements that, for the most part, involve quantitative measures, primarily in terms of the ratios of their capital to their assets, liabilities, and certain off-balance sheet items, calculated under regulatory accounting practices. Under those regulations, which are based primarily on those quantitative measures, each bank holding company must meet a minimum capital ratio and each federally insured bank is determined by its primary federal bank regulatory agency to come within one of the following capital adequacy categories on the basis of its capital ratios.

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

The following table sets forth the capital and capital ratios of the Company (on a consolidated basis) and the Bank (on a stand-alone basis) at June 30, 2013, as compared to the respective regulatory requirements applicable to them.

	Actual		Applicable Federal Regulatory Requirement
			To be Categorized as Adequately Capitalized		To be Categorized as Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk Weighted Assets:
Company	$150,125	19.4%	$61,768	At least 8%	N/A	N/A
Bank	127,957	16.9%	60,432	At least 8%	$75,539	At least 10%
Tier 1 Capital to Risk Weighted Assets:
Company	$140,453	18.1%	$30,884	At least 4%	N/A	N/A
Bank	118,492	15.7%	30,216	At least 4%	$45,324	At least 6%
Tier 1 Capital to Average Assets:
Company	$140,453	14.4%	$38,822	At least 4%	N/A	N/A
Bank	118,492	12.2%	38,847	At least 4%	$48,559	At least 5%

At June 30, 2013, the Bank (on a stand-alone basis) continued to qualify as a well-capitalized institution, and the Company continued to exceed all required capital ratios, under the capital adequacy guidelines described above.

The Company’s consolidated total capital and Tier 1 capital, at June 30, 2013, includes an aggregate of $17 million principal amount of the $17.5 million of Junior Subordinated Debentures that we issued in 2002 and 2004. We contributed that amount to the Bank over the six year period ended December 31, 2009, thereby providing it with additional cash to fund the growth of its banking operations and, at the same time, to increase its total capital and Tier 1 capital.

New Basel III Capital Rules

The current risk-based capital rules are based on the 1988 capital accord of the International Basel Committee on Banking Supervision (the “Basel Committee”), which is comprised of central banks and bank supervisors and regulators from the major industrialized countries. The Basel Committee develops broad policy guidelines for use by each country’s banking regulators in determining the banking supervisory policies and rules they apply. In December 2010, the BCBS issued a new set of international guidelines for determining regulatory capital, known as “Basel III”. In June 2012, the FRB issued, for public comment, three notices of proposed rulemaking that, if adopted, would result in significant changes to the regulatory risk-based capital and leverage requirements for banks and bank holding companies (“banking organizations”) in the United States consistent with the Basel III guidelines.

In July 2013, the FRB adopted final rules (the “New Capital Rules”) establishing a new comprehensive capital framework for U.S. banking organizations, and the FDIC adopted substantially identical rules on an interim basis. The rules implement the Basel Committee’s December 2010 framework for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act. The New Capital Rules substantially revise the risk-based capital requirements applicable to U.S. banking organizations, including the Company and the Bank, from the current U.S. risk-based capital rules, define the components of capital and address other issues affecting banking institutions’ regulatory capital ratios. The New Capital Rules also replace the existing approach used in risk-weighting of a banking organization’s assets with a more risk-sensitive approach. The New Capital Rules are effective for the Company and the Bank on January 1, 2015 (subject in the case of certain of those Rules to phase-in periods).

The New Capital Rules, among other things, (i) introduce a new capital measure called “Common Equity Tier 1” (“CET-1”), (ii) specify that Tier 1 capital consist of CET-1 and “Additional Tier 1 capital” instruments meeting specified requirements, (iii) apply most deductions and adjustments to regulatory capital measures to CET-1 and not to the other components of capital, thus potentially requiring banking organizations to achieve and maintain higher levels of CET-1 in order to meet minimum capital ratios, and (iv) expand the scope of the deductions and adjustments from capital as compared to existing capital rules.

Under the New Capital Rules, the minimum capital ratios as of January 1, 2015 will be as follows:

CET-1 to risk-weighted assets	4.5%
Tier 1 capital (i.e., CET-1 plus Additional Tier 1) to risk-weighted assets	6.0%
Total capital (i.e., Tier 1 plus Tier 2) to risk-weighted assets	8.0%
Tier 1 capital to average consolidated assets as reported on consolidated financial statements (known as the “leverage ratio”)	4.0%

When fully phased in on January 1, 2019, the New Capital Rules also will require the Company and the Bank, as well as most other bank holding companies and banks, to maintain a 2.5% “capital conservation buffer,” composed entirely of CET-1, on top of the minimum risk-weighted asset ratios set forth in the above table. This capital conservation buffer will have the effect of increasing (i) the CET-1-to-risk-weighted asset ratio to 7.0%, (ii) the Tier 1 capital-to-risk-weighted asset ratio to 8.5%, and (iii) the Total capital-to-risk weighted asset ratio to 10.5%.

The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking organizations with a ratio of CET-1 to risk-weighted assets above the minimum, but below the capital conservation buffer, will face constraints on dividends, equity repurchases and executive compensation based on the amount of the shortfall. The implementation of the capital conservation buffer will begin on January 1, 2016 at 0.625%, and will increase by 0.625% on each subsequent January 1, until it reaches 2.5% on January 1, 2019.

The New Capital Rules provide for a number of deductions from and adjustments to CET-1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets dependent upon future taxable income, and significant investments in common equity issued by nonconsolidated financial entities be deducted from CET-1 to the extent that any one such category exceeds 10% of CET-1 or all such categories in the aggregate exceed 15% of CET-1. The deductions and other adjustments to CET-1 will be phased in incrementally between January 1, 2015 and January 1, 2018. Additionally, the impact may be mitigated prior to or during the phase-in period by the determination of other than temporary impairments (“OTTI”) and additional accumulation of retained earnings. Under current capital standards, the effects of certain items of Accumulated Other Comprehensive Income (“AOCI”) included in capital are excluded for purposes of determining regulatory capital ratios. By contrast, under the New Capital Rules, the effects of certain items of AOCI will not be excluded. However, most banking organizations, including the Company and the Bank, may make a one-time permanent election, not later than January 1, 2014, to continue to exclude these items from capital. We have not yet determined whether to make this election.

The New Capital Rules require that trust preferred securities, such as those issued by the Company in connection with the sale of its subordinated debentures in 2002 and 2004, be phased out from Tier 1 capital by January 1, 2016. However, under the New Capital Rules, banking organizations, such as the Company, which have total consolidated assets of less than $15 billion, will be permitted to include trust preferred securities, issued prior to May 19, 2010, in Tier 2 capital, without any limitations.

With respect to the Bank, the New Capital Rules also revise the “prompt corrective action” regulations under the Federal Deposit Insurance Act, by (i) introducing a CET-1 ratio requirement at each capital quality level (other than critically undercapitalized), of a CET-1 ratio of 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio for each category, with the minimum Tier 1 capital ratio for well-capitalized status being 8% (as compared to the current 6%); and (iii) requiring a leverage ratio of 4% to be adequately capitalized (as compared to the current 3% leverage ratio for a bank with a composite supervisory rating of 1 and a leverage ratio of 5% to be well-capitalized. The New Capital Rules do not change the total risk-based capital requirement for any “prompt corrective action” category.

The New Capital Rules prescribe a standardized approach for calculating risk-weighted assets that expand the risk-weighting categories from the current four Basel I-derived categories (0%, 20%, 50% and 100%) to a much larger and more risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. Government and agency securities, to 600% for certain equity exposures, and resulting in higher risk weights for a variety of asset categories. In addition, the New Capital Rules also provide more advantageous risk weights for derivatives and repurchase-style transactions cleared through a qualifying central counterparty and increase the scope of eligible guarantors and eligible collateral for purposes of credit risk mitigation.

Capital and Other Requirements under FRBSF Agreement and DFI Order.

On August 31, 2010, the Company and the Bank entered into a regulatory agreement with the FRBSF (the “FRBSF Agreement”) and the Bank consented to the issuance, by California Division of Financial Institutions (the “DFI”), of a regulatory order (the “DFI Order”).

The principal purposes of the FRBSF Agreement and the DFI Order, which constitute formal supervisory actions by the FRBSF and the DFI, required the Company and the Bank to adopt and implement formal plans and take certain actions, as well as to continue implementing measures that we previously adopted, to address the adverse consequences that the economic recession and weakened state of the economy have had on the performance of our loan portfolio and our operating results and to increase our capital to strengthen our ability to weather any further adverse economic conditions that might arise in the future.

The FRBSF Agreement and DFI Order contain substantially similar provisions. They require the Boards of Directors of the Company and the Bank to prepare and submit written plans to the FRBSF and the DFI that address a number of matters, including improving the Bank’s position with respect to problem assets, maintaining adequate reserves for loan and lease losses in accordance with applicable supervisory guidelines, and improving the capital position of the Bank and, in the case of the FRBSF Agreement, the capital position of the Company. The Bank is also prohibited from paying dividends to the Company without the prior approval of the DFI, and the Company may not declare or pay cash dividends, repurchase any of its shares, make interest or principal payments on its Junior Subordinated Debentures or incur or guarantee any debt without the prior approval of the FRBSF.

The DFI Order also states that if we were to violate or fail to comply with the Order, the Bank could be deemed to be conducting business in an unsafe manner which could subject the Bank to further regulatory enforcement action.

The FRBSF Agreement also required us to submit a capital plan to the FRBSF that would meet with its approval and then to implement that plan. Under the DFI Order, the Bank was required to achieve a ratio of adjusted tangible shareholders’ equity to its tangible assets of 9% by January 31, 2011, by raising additional capital, generating earnings or reducing the Bank’s tangible assets (subject to a 15% limitation on such a reduction) or a combination thereof and, upon achieving that ratio, to maintain at least a 9% ratio during the remaining term of the Order.

The Company and the Bank have made substantial progress with respect to the requirements of the FRBSF Agreement and the DFI Order and both the Board and management are committed to achieving all of those requirements.

Among other things, on August 26, 2011, we sold to six institutional investors (the “Investors”) a total of 112,000 shares of a newly created Series B Convertible 8.4% Noncumulative Preferred Stock (the “Series B Shares”), at a price of $100.00 per share in cash, generating aggregate gross proceeds to the Company of $11.2 million. The Investors were SBAV LP, an affiliate of the Clinton Group, which purchased 75,000 Series B Shares, and the Carpenter Funds which, together, purchased a total of 37,000 Series B Shares. We contributed the net proceeds from the sale of those Series B Shares to the Bank, which enabled it to increase the ratio of its adjusted tangible shareholders’ equity to its tangible assets above 9% and thereby meet the capital requirements under the DFI Order.

As previously reported, on April 20, 2012 we sold to the Carpenter Funds a total of 4,201,278 shares of our common stock at a price of $6.26 per share in cash, generating aggregate gross proceeds to the Company of $26.3 million, which has further increased the amount of our Tier 1 capital. We then used $15.0 million of those proceeds to make a capital contribution to the Bank.

As a result of these capital contributions by us to, and the earnings generated by the Bank since 2011, the ratio of the Bank’s adjusted tangible shareholders’ equity to its tangible assets had increased to 12.4% at June 30, 2013.

Additional information regarding the FRBSF Agreement and the DFI Order is set forth in our 2012 10-K in the subsection of Item 1 thereof entitled “Supervision and Regulation—Regulatory Action by the FRBSF and DFI” and in Item 1A thereof entitled “RISK FACTORS”.

Also, as we previously reported, effective as of March 30, 2013, we sold a total of 2,222,222 shares of our common stock to Carpenter Community Bancfund L.P. and Carpenter Community Bancfund-A, L.P. (the “Carpenter Funds”), at a price of $6.75 per share in cash, generating gross proceeds to us of $15 million. The purchase price of $6.75 per share of common stock was equal to the Company’s tangible book value per share of common stock as of December 31, 2012 and represented a 15% premium over the market price of our shares on the last trading day immediately preceding the date the sale was consummated. The proceeds from the sale of those shares were contributed by the Company to capitalize a new wholly-owned asset management subsidiary, which has used those proceeds to fund the purchase of $10 million of nonperforming loans and foreclosed real properties from the Bank.

Dividend Policy and Share Repurchase Programs. It is, and since the beginning of 2009 it has been, the policy of the Boards of Directors of the Company and the Bank to preserve cash to enhance their capital positions and the Bank’s liquidity. Moreover, since mid-2009, bank regulatory restrictions, including those under the FRBSF Agreement and DFI Order, have precluded the Company and the Bank from paying cash dividends, and we have been precluded from repurchasing our shares, without the prior approval of the FRBSF. Accordingly, we do not expect to pay dividends or make share repurchases at least for the foreseeable future.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, in connection with the filing of this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2013. Based on that evaluation, our CEO and CFO have concluded that, as of June 30, 2013, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules of the Securities and Exchange Commission and that such information is accumulated and communicated to management, including our Chief Executive and Chief Financial Officers, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the six months ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1	LEGAL PROCEEDINGS

Mark Zigner vs. Pacific Mercantile Bank, et al., filed in January, 2010, in the California Superior Court for the County of Orange (Case No.0337433). This lawsuit was filed by plaintiff asserting that a set-off by the Bank of funds in plaintiff’s deposit accounts in the Bank’s efforts to recover borrowings owed to it by plaintiff was wrongful.

As previously reported, at the conclusion of a jury trial in February 2012, the plaintiff was awarded $250,000 of compensatory damages and $950,000 in punitive damages against the Bank. In addition, the trial court entered an award to plaintiff of his attorney’s fees and costs, in the amount of $762,000. Promptly thereafter, the Bank filed an appeal of the trial court’s rulings and the jury verdict, asserting that those rulings and the jury’s verdict were erroneous.

Due to the inherent uncertainties as to the ultimate outcome of appeals and the opportunity to put an end to what was becoming a lengthy and costly appellate process, on May 13, 2013 we entered into a settlement with the plaintiff without admitting any of plaintiff’s allegations. Pursuant to that settlement, the plaintiff released all claims that he had or might have had against the Bank in exchange for the payment by the Bank to or for the account of plaintiff of a total of $1,350,000, which was less than the contingency reserve that we previously established for this suit. As a result, the settlement had no material effect on our results of operations for the three or the six months ended June 30, 2013.

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

PACIFIC MERCANTILE BANCORP

Date: August 12, 2013	By:	/s/ NANCY A. GRAY
Nancy A. Gray, Chief Financial Officer

S-1

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

Exhibit 31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

E-1