Form 10-Q
period 2013-09-30
PACIFIC MERCANTILE BANCORP
filed 2013-11-14
CIK 1109546

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

18,993,455 shares of Common Stock as of November 5, 2013

QUARTERLY REPORT ON FORM 10Q

FOR

THE QUARTER ENDED SEPTEMBER 30, 2013

(i)

PART I.—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except share and per share data)

(Unaudited)

	September 30, 2013	December 31, 2012
ASSETS
Cash and due from banks	$15,672	$12,256
Interest bearing deposits with financial institutions	35,150	115,952

Cash and cash equivalents	50,822	128,208
Interest-bearing time deposits with financial institutions	2,423	2,423
Federal Reserve Bank of San Francisco and Federal Home Loan Bank Stock, at cost	8,521	10,284
Securities available for sale, at fair value	66,879	86,378
Loans held for sale at fair value	11,677	55,809
Loans (net of allowances of $10,795 and $10,881, respectively)	735,183	719,257
Other real estate owned	15,787	17,710
Accrued interest receivable	2,200	2,242
Premises and equipment, net	1,341	1,362
Other assets	33,917	30,268

Total assets	$928,750	$1,053,941

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$197,773	$170,259
Interest-bearing	499,576	675,136

Total deposits	697,349	845,395
Borrowings	75,000	55,000
Accrued interest payable	2,143	1,832
Other liabilities	7,295	11,311
Junior subordinated debentures	17,527	17,527

Total liabilities	799,314	931,065

Commitments and contingencies (Note 2)
Shareholders’ equity:
Preferred stock, no par value, 2,000,000 shares authorized:
Series B Convertible 8.4% Noncumulative Preferred Stock, 300,000 shares authorized; 112,000 issued and outstanding at September 30, 2013 and December 31, 2012; liquidation preference $100 per share, plus accumulated but undeclared dividends at September 30, 2013 and December 31, 2012	8,747	8,747
Series C Convertible 8.4% Noncumulative Preferred Stock, 300,000 shares authorized; 18,185 and 12,803 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively; liquidation preference $100 per share plus accumulated but undeclared dividends at September 30, 2013 and December 31, 2012	1,818	1,280
Common stock, no par value, 85,000,000 shares authorized; 18,979,055 and 16,677,419 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	128,311	112,790
Retained (deficit) earnings	(7,326)	624
Accumulated other comprehensive loss	(2,114)	(565)

Total shareholders’ equity	129,436	122,876

Total liabilities and shareholders’ equity	$928,750	$1,053,941

The accompanying notes are an integral part of these consolidated financial statements.

Part I. Item 1. (continued)

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except for shares and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Interest income
Loans, including fees	$8,584	$10,769	$25,462	$30,034
Securities available for sale and stock	71	402	1,180	1,671
Interest-bearing deposits with financial institutions	384	203	203	332

Total interest income	9,039	11,374	26,845	32,037
Interest expense
Deposits	995	1,829	3,571	5,778
Borrowings	214	286	646	841

Total interest expense	1,209	2,115	4,217	6,619

Net interest income	7,830	9,259	22,628	25,418
Provision for loan losses	—	500	1,150	1,950

Net interest income after provision for loan losses	7,830	8,759	21,478	23,468
Noninterest income
Total other-than-temporary impairment of securities	—	—	—	(25)
Less: Portion of other-than-temporary impairment losses recognized in other comprehensive loss	—	—	—	52

Net impairment loss recognized in earnings	—	—	—	(77)
Service fees on deposits and other banking services	206	209	598	687
Mortgage banking (including net gains on sales of loans held for sale)	1,094	9,168	4,402	22,149
Net gains on sale of securities available for sale	21	937	44	2,123
Net (loss) gain on sale of other real estate owned	13	(560)	4	(449)
Other	264	197	(24)	672

Total noninterest income	1,598	9,951	5,024	25,105
Noninterest expense
Salaries and employee benefits	6,216	7,349	19,095	19,497
Occupancy	688	684	2,057	2,005
Equipment and depreciation	473	460	1,588	1,378
Data processing	198	187	596	562
FDIC expense	391	592	1,483	1,751
Other real estate owned expense	388	1,068	3,627	4,769
Professional fees	656	1,030	3,224	3,659
Mortgage related loan expense	280	733	1,024	2,011
Provision for (recovery of) contingencies	(23)	80	(562)	419
Business development	285	162	560	560
Advertising	166	178	498	498
Insurance	145	127	441	441
Other operating expense	666	757	2,212	1,776

Total noninterest expense	10,529	13,407	35,843	39,326

(Loss) Income before income taxes	(1,101)	5,303	(9,341)	9,247
Income tax (benefit) provision	—	1,944	(1,929)	(1,290)

Net (loss) income	(1,101)	3,359	(7,412)	10,537
Accumulated declared dividends on preferred stock	—	—	(538)	—
Accumulated undeclared dividends on preferred stock	(274)	(241)	(274)	(241)

Net (loss) income allocable to common shareholders	$(1,375)	$3,118	$(8,224)	$10,296

(Loss) Income per common share
Basic	$(0.07)	$0.19	$(0.45)	$0.69
Diluted	$(0.07)	$0.18	$(0.45)	$0.61
Weighted average number of common shares outstanding
Basic	18,923,003	16,669,350	18,195,229	14,954,413
Diluted	18,923,003	19,170,781	18,195,229	17,374,156

The accompanying notes are an integral part of these consolidated financial statements.

Part I. Item 1. (continued)

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net (loss) income	$(1,101)	$3,359	$(7,412)	$10,537
Other comprehensive (loss) income net of tax:
Change in unrealized gain (loss) on securities available for sale	74	274	(1,569)	1,313
Change in net unrealized gain (loss) and prior service benefit on supplemental executive retirement plan	—	(46)	20	(28)

Total comprehensive (loss) income	$(1,027)	$3,587	$(8,961)	$11,822

The accompanying notes are an integral part of these consolidated financial statements

Part I. Item 1. (continued)

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash Flows From Operating Activities:
Net (loss) income	$(7,412)	$10,537
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	405	384
Provision for loan losses	1,150	1,950
Amortization of premium on securities	379	262
Net gains on sales of securities available for sale	(44)	(2,123)
Net gains on sales of loans held for sale	(5,639)	(31,002)
Other than temporary impairment on securities available for sale	—	77
Net mark-to-market on mortgage loans held for sale	1,694	(8,616)
Proceeds from sales and principal reductions of mortgage loans held for sale	176,386	694,664
Originations and purchases of mortgage loans held for sale	(127,263)	(743,968)
Repurchases of mortgage loans held for sale	—	(1,086)
Net amortization of deferred fees and unearned income on loans	(167)	(430)
Net (gain) loss on sale of fixed assets	—	(25)
Net gain on sales of other real estate owned	(14)	449
Write down of other real estate owned	1,922	876
Stock-based compensation expense	554	330
Net mark-to-market loss on derivatives	175	703
Net mark to market (gain) on mortgage servicing rights	(1,221)	(1,000)
Changes in operating assets and liabilities:
Net decrease in accrued interest receivable	42	118
Net increase in other assets	(5,459)	(3,500)
Net increase in deferred taxes	(755)	(5,048)
Net increase in income taxes receivable	(2,039)	(418)
Net increase in accrued interest payable	311	318
Net increase (decrease) in other liabilities	(4,016)	7,037

Net cash provided by (used in) operating activities	28,989	(79,511)
Cash Flows From Investing Activities:
Net increase in interest-bearing time deposits with financial institutions	—	(130)
Maturities of and principal payments received on securities available for sale and other stock	17,293	29,100
Purchase of securities available for sale and other stock	—	(117,717)
Proceeds from sale of securities available for sale and other stock	6,689	185,696
Proceeds from sale of other real estate owned	1,670	8,415
Capitalized cost of other real estate owned	—	(337)
Net increase in loans	(18,564)	(37,252)
Purchases of premises and equipment	(384)	(814)
Proceeds from sale of premises and equipment	—	36

Net cash provided by investing activities	6,704	66,997
Cash Flows From Financing Activities:
Proceeds from sale of common stock	14,715	24,591
Net (decrease) increase in deposits	(148,046)	18,147
Net increase in borrowings	20,000	11,000
Proceeds from exercise of common stock options	252	1
Proceeds from sale of stock purchase warrants	—	44

Net cash provided by (used in) financing activities	(113,079)	53,783
Net (decrease) increase in cash and cash equivalents	(77,386)	41,269
Cash and Cash Equivalents, beginning of period	128,208	96,467

Cash and Cash Equivalents, end of period	$50,822	$137,736

Supplementary Cash Flow Information:
Cash paid for interest on deposits and other borrowings	$3,906	$6,301

Cash paid for income taxes	—	1,033

Non-Cash Investing Activities:
Transfer of loans held for sale to loans held for investment	$—	$10,004

Transfer of loans into other real estate owned	$1,544	$5,388

The accompanying notes are an integral part of these consolidated financial statements.

Part I. Item 1. (continued)

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Shares and dollars in thousands)

(Unaudited)

For The Nine Months Ended September 30, 2013

	Series B and C Preferred Stock		Common Stock		Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total
	Number of Shares	Amount	Number of Shares	Amount
Balance at January 1, 2013	125	$10,027	16,677	$112,790	$624	$(565)	$122,876
Issuance of common stock	—	—	2,222	14,715	—	—	14,715
Series C Preferred Stock issued as a stock dividend on Series B and Series C Preferred Stock	5	538	—	—	(538)	—	—
Common stock based compensation expense	—	—	—	554	—	—	554
Common stock options exercised	—	—	80	252	—	—	252
Net loss	—	—	—	—	(7,412)	—	(7,412)
Change in accumulated other comprehensive loss	—	—	—	—	—	(1,549)	(1,549)

Balance at September 30, 2013	130	$10,565	18,979	$128,311	$(7,326)	$(2,114)	$129,436

The accompanying notes are an integral part of this consolidated financial statement.

Part I. Item 1. (continued)

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements

(Unaudited)

1.	Nature of Business

Pacific Mercantile Bancorp (“PMBC”) is a bank holding company which, through its wholly owned subsidiary, Pacific Mercantile Bank (the “Bank”), is engaged in the commercial banking business in Southern California. PMBC is registered as a one bank holding company under the United States Bank Holding Company Act of 1956, as amended, and, as such, is regulated by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board” or the “FRB”) and the Federal Reserve Bank of San Francisco under delegated authority from the Federal Reserve Board. Substantially all of our operations are conducted and substantially all our assets are owned by the Bank, which accounts for substantially all of our consolidated revenues and expenses, and our earnings. The Bank provides a full range of banking services to small and medium-size businesses, professionals and the general public in Orange, Los Angeles, San Bernardino and San Diego Counties of California and is subject to competition from other banks and financial institutions and from financial services organizations conducting operations in those same markets. The Bank also operates a direct-to-consumer retail mortgage banking business, originating and funding residential mortgage loans and selling those loans, generally within the succeeding 30 days. The Bank is chartered by the California Department of Business Oversight (“DBO”) under the Division of Financial Institutions (“DFI”) and is a member of the Federal Reserve Bank of San Francisco (the “FRBSF”). In addition, the deposit accounts of the Bank’s customers are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to the maximum amount allowed by law.

During the first quarter of 2013, PMBC organized a new wholly-owned subsidiary, PM Asset Resolution, Inc. (“PMAR”), for the purpose of purchasing certain non-performing loans and other real estate from the Bank and thereafter collecting or disposing of those assets. PMBC, the Bank and PMAR are sometimes referred to, together, on a consolidated basis, in this report as the “Company” or as “we”, “us” or “our”.

2.	Significant Accounting Policies, Recent Accounting Pronouncements, Commitments and Contingencies

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all footnotes that would be required for a full presentation of our financial position, results of operations, changes in cash flows and comprehensive income (loss) in accordance with generally accepted accounting principles in the United States (“GAAP”). However, these interim financial statements reflect all adjustments (consisting of normal recurring adjustments and accruals) which, in the opinion of management, are necessary for a fair presentation of our consolidated financial position and results of operations for the interim periods presented. These interim consolidated financial statements also reflect any events which may have occurred between October 1, 2013 and the date on which this Quarterly Report on Form 10-Q was filed with the Securities and Exchange Commission (the “SEC”) and which required any adjustments to or disclosure in these financial statements.

These unaudited consolidated financial statements have been prepared on a basis consistent with prior periods and should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2012, and the notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2012 (our “2012 10-K”), as filed with the SEC under the Securities Exchange Act of 1934, as amended.

Our consolidated financial position at September 30, 2013, and the consolidated results of operations for the nine months then ended, are not necessarily indicative of what our financial position will be at December 31, 2013, or of the results of our operations that may be expected for any other interim period or for the full year ending December 31, 2013.

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

Recently Adopted Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-02, “Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income”, ASU No. 2013-02, which requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective lines in the entity’s net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. The adoption of ASU No. 2013-02 did not have a material impact on our consolidated financial condition or results of operations.

Commitments and Contingencies

Commitments

To meet the financing needs of our customers in the normal course of business, we are a party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements. At September 30, 2013, loan commitments and letters of credit totaled $133 million and $2 million, respectively. The contractual amount of a credit-related financial instrument, such as a commitment to extend credit, a credit-card arrangement or a letter of credit, represents the amount of potential accounting loss should the commitment be fully drawn upon, the customer were to default, and the value of any existing collateral securing the customer’s payment obligation become worthless.

As a result, we use the same credit policies in making commitments to extend credit and conditional obligations as we do for on-balance sheet instruments. Commitments generally have fixed expiration dates; however, since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. We evaluate each customer’s creditworthiness on a case-by-case basis, using the same credit underwriting standards that are employed in making commercial loans. The amount of collateral obtained, if any, upon an extension of credit is based on our evaluation of the creditworthiness of the customer. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, real estate and income-producing commercial properties.

During the first quarter of 2012, we began selling a portion of our mortgage loan production directly to secondary market investors on a “mandatory commitment” basis, agreeing to sell a specified dollar amount of mortgage loans at an agreed-upon price within a specified timeframe in order to avail ourselves of more favorable pricing on mortgage loan sales to investors. In order to mitigate interest rate risk on loans subject to such mandatory commitments, when we locked the interest rate for the borrowers on those loans prior to funding, we locked the price to sell the loans to investors in a mandatory commitment and entered into a mortgage backed to-be-announced (“TBA”) security. The mandatory commitment and the TBA security act as a hedge against market interest rate movements between the time the interest rate is locked and the loan is funded and sold in the secondary market. TBA securities are deemed to be derivatives and involve off-balance sheet financial risk. The contractual or notional amounts of the TBA securities are tied to the Bank’s loan origination volume and we bear a financial risk from such securities. The unrealized gains from the interest rate contracts and TBA security hedges were $710,000 and $317,000 for the three and nine months ended September 30, 2013, respectively. These gains or losses depend upon the value of the underlying financial instruments and are affected by market changes in interest rates.

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

Legal Proceedings

We also are subject to legal actions that arise from time to time in the ordinary course of our business. Currently we are not aware of any legal proceedings where the likelihood of a loss is reasonably possible and the amount or range of reasonably possible losses is material to our financial condition, results of operations or cash flows.

2.	Significant Accounting Policies, Recent Accounting Pronouncements, Commitments and Contingencies (Cont,-)

Regulatory Matters

On August 31, 2010, the Company and the Bank entered into a Written Agreement (the “FRBSF Agreement”) with FRBSF. On the same date, the Bank consented to the issuance of a regulatory order by the DBO (“DBO Order”).

On October 31, 2013, the DBO terminated the DBO Order after concluding that the Bank had substantially complied with its terms.

The principal purposes of the FRBSF Written Agreement, which constitutes a formal supervisory action by the FRBSF, was to require us to adopt and implement formal plans and take certain actions, as well as to continue to implement other measures that we previously adopted, to address the adverse consequences that the economic recession has had on the performance of our loan portfolio and our operating results, to improve our operating results, and to increase our capital to strengthen our ability to weather any further adverse economic conditions that might arise in the future.

The FRBSF Agreement requires the Boards of Directors of the Company and the Bank to prepare and submit written plans to the FRBSF to address the following matters: (i) strengthening board oversight of the management operations of the Bank; (ii) strengthening credit risk management practices; (iii) improving credit administration policies and procedures; (iv) improving the Bank’s position with respect to problem assets; (v) maintaining adequate reserves for loan losses in accordance with applicable supervisory guidelines; (vi) improving the capital position of the Bank and of the Company; (vii) improving the Bank’s earnings through the formulation, adoption and implementation of a new strategic plan, and (viii) submitting a satisfactory funding contingency plan for the Bank that would identify available sources of liquidity and a plan for dealing with possible future adverse economic and market conditions. The Company may not declare or pay cash dividends, repurchase any of its shares, make payments on its trust preferred securities or incur or guarantee any debt, without the prior approval of the FRBSF.

The Company and the Bank have made substantial progress with respect to several of these requirements, including a requirement, achieved in August 2011, that the Bank raise additional capital to increase its ratio of adjusted tangible shareholders’ equity to its tangible assets to 9.0%. Additionally, both the Board and management are committed to achieving all of the requirements on a timely basis. However, a failure by the Company or the Bank to meet any of those remaining requirements could be deemed by the FRBSF to be conducting business in an unsafe manner which could subject the Company or the Bank to further regulatory enforcement action.

3.	Fair Value Measurements

The following tables shows the recorded amounts of assets and liabilities measured at fair value on a recurring basis at September 30, 2013 and December 31, 2012:

	At September 30, 2013
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Investment securities available for sale
Mortgage backed securities issued by U.S. agencies	$60,241	$—	$60,241	$—
Collateralized mortgage obligations issued by non-agency	1,643	—	1,643	—
Asset backed securities	781	—	—	781
Mutual funds	4,214	4,214	—	—

Total securities available for sale at fair value	66,879	4,214	61,884	781
Loans held for sale	11,677	—	11,677	—
Other assets – Mortgage servicing rights	3,896	—	—	3,896
Derivative assets – IRLC’s	405	—	—	405

Total assets measured at fair value on a recurring basis	$82,857	$4,214	$73,561	$5,082

Derivative liabilities – TBA securities	$(245)	$—	$(245)	$—

Total liabilities measured at fair value on a recurring basis	$(245)	$—	$(245)	$—

	At December 31, 2012
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Investment securities available for sale
Mortgage backed securities issued by U.S. agencies	$78,446	$—	$78,446	$—
Collateralized mortgage obligations issued by non-agency	2,625	—	1,963	662
Asset back securities	900	—	—	900
Mutual funds	4,407	4,407	—	—

Total securities available for sale at fair value	86,378	4,407	80,409	1,562
Loans held for sale	55,809	—	55,809	—
Other assets – Mortgage servicing rights	2,801	—	—	2,801
Derivative liabilities – IRLC’s	580	—	—	580

Total assets measured at fair value on a recurring basis	$145,568	$4,407	$136,218	$4,943

Derivative liabilities – TBA securities	$(158)	$—	$(158)	$—

Total liabilities measured at fair value on a recurring basis	$(158)	$—	$(158)	$—

The changes in Level 3 assets measured at fair value on a recurring basis are summarized in the following table for the nine months ended September 30, 2013 and 2012:

(Dollars in thousands)	Investment Securities Available for Sale	Mortgage Servicing Rights	Interest Rate Lock Commitment (IRLC)
Balance of recurring Level 3 instruments at January 1, 2013	$1,562	$2,801	$580
Total gains or losses (realized/unrealized):	—	—	—
Included in earnings-realized	—	—	—
Included in earnings-unrealized	—	—	—
Included in other comprehensive income	(1,466)	—	—
Purchases	—	—	—
Sales	—	—	—
Issuances	—	1,095	—
Settlements	685	—	—
Transfers in and/or out of Level 3	—	—	(175)

Balance of Level 3 assets at September 30, 2013	$781	$3,896	$405

(Dollars in thousands)	Investment Securities Available for Sale	Mortgage Servicing Rights	Interest Rate Lock Commitment (IRLC)
Balance of recurring Level 3 instruments at January 1, 2012	$1,035	$—	$—
Total gains or losses (realized/unrealized):	—	—	—
Included in earnings-realized	—	—	—
Included in earnings-unrealized(1)	(77)	—	—
Included in other comprehensive income	1,999	—	—
Purchases	—	—	—
Sales	—	—	—
Issuances	—	1,365	—
Settlements	—	—	—
Transfers in and/or out of Level 3	(2,709)	—	—

Balance of Level 3 assets at September 30, 2012	$248	$1,365	$—

(1)	Amount reported as other than temporary impairment loss in the noninterest income portion of the accompanying consolidated statement of operations.

3.	Fair Value Measurements (Cont,-)

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

Loans Held for Sale (LHFS). Effective December 1, 2011, the Company adopted ASU 825, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (“ASU 825”) and elected to measure LHFS originated on or after December 1, 2011 at fair value. Fair value is based on quoted market prices, if available, prices for other traded mortgage loans with similar characteristics, purchase commitments and bid information received from market participants. We classify those loans subject to recurring fair value adjustments as Level 2, given the meaningful level of secondary market activity for conforming mortgage loans.

Mortgage Servicing Rights. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques that would incorporate assumptions that market participants would use in estimating the fair value of servicing. These assumptions might include estimates of prepayment speeds, discount rate, costs to service, escrow account earnings, contractual servicing fee income, prepayment and late fees, among other considerations. Mortgage servicing rights are considered a Level 3 measurement at September 30, 2013 and are included in other assets in the accompanying consolidated statements of financial condition.

Derivative Assets and Liabilities. The Company’s derivative assets and liabilities are carried at fair value as required by GAAP and are accounted for as free standing derivatives. The derivative assets are interest rate lock commitments (“IRLCs”) with prospective residential mortgage borrowers whereby the interest rate on the loan is determined prior to funding and the borrowers have locked in that interest rate. These commitments are determined to be derivative instruments in accordance with GAAP. The derivative liabilities are hedging instruments (typically TBA securities) used to hedge the risk of fair value changes associated with changes in interest rates relating to its mortgage loan origination operations. The Company hedges the period from the interest rate lock (assuming a fall-out factor) to the date of the loan sale. The estimated fair value is based on current market prices for similar assets plus a fall-out factor estimated by management and, accordingly, the Company classified its IRLC’s as Level 3 assets at September 30, 2013 and such assets are included in other assets in the accompanying consolidated statements of financial condition. The valuation technique used for TBA’s is based on pricing of the hedging instruments which are used to hedge the fair value changes associated with changes in interest rates relating to the Company’s mortgage lending operations. The Company hedges the period from the interest rate lock (assuming a fall-out factor) to the date of the loan sale. The fair value of the hedging instruments is based on the actively quoted TBA Mortgage Backed Securities (“MBS”) market using observable inputs related to the characteristics of the underlying MBS stratified by product, coupon and settlement date. TBA’s are classified as Level 2 assets as of September 30, 2013.

The following descriptions present qualitative information about the valuation techniques and unobservable inputs applied to Level 3 fair value measurements for financial instruments measured at fair value on a recurring and non-recurring basis at September 30, 2013.

Investment Securities Available for Sale. The valuation technique used for Level 3 investment securities is a discounted cash flow model. Inputs considered in determining Level 3 pricing include the securities’ anticipated prepayment rates, default rates, and the loss severity given a future default. Significant increases or decreases in any of those inputs in isolation would result in significantly lower or higher fair value measurement. In general, a change in the assumption regarding the probability of default is accompanied by a directionally similar change in the assumption used for the loss severity in an event of default. Prepayment rates are subject to change based on market conditions. For the asset backed security, the security was priced using an option adjusted discounted cash flow model. At September 30, 2013, this discount margin of 6.5% was based on sector spreads and trading in related credit markets. A 2% constant default rate was presumed based on historical analysis and forward projection. A loss severity of 90% was based on low recovery expectations in this sector.

Mortgage Servicing Rights. The valuation technique used for Level 3 mortgage servicing rights is based upon market prices for similar instruments and an internal discounted cash flow model. The valuation model incorporates assumptions that market participants would use in estimating the fair value of servicing, the most significant of which at September 30, 2013 included estimates of prepayment speeds of between 10% and 15%, and a discount rate of 12%. For mortgage servicing rights, a significant increase in discount rates would result in a significantly lower estimated fair value. The impact of changes in prepayment speeds would have differing impacts depending on the seniority or other characteristics of the instrument.

3.	Fair Value Measurements (Cont,-)

Derivative assets – IRLC’s. The valuation technique used for Level 3 IRLC’s is based on pricing of related loan instruments (which includes the value of servicing), which are Level 2 inputs, and also includes an estimate for a fall-out factor, otherwise known as the “pull-through” rate. The pull through rate was approximately 85% at September 30, 2013. A significant increase or decrease in pull-through rate assumptions would result in a significant increase or decrease in the fair value of IRLCs. The Company believes that the imprecision of an estimate could be significant.

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

Information regarding assets measured at fair value on a nonrecurring basis is set forth in the table below.

	At September 30, 2013
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Assets at Fair Value:
Impaired loans	$25,738	$—	$25,738	$—
Loans held for sale	11,677	—	11,677	—
Foreclosed assets	15,787	—	15,787	—

Total	$53,202	$—	$53,202	$—

There were no transfers in or out of Level 3 measurements for nonrecurring items during the nine months ended September 30, 2013.

3.	Fair Value Measurements (Cont,-)

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

Fair Value Measurements for Other Financial Instruments.

The following methods and assumptions were used to estimate the fair value of financial instruments not previously discussed.

Cash and Cash Equivalents. The fair value of cash and cash equivalents approximates its carrying value.

Interest-Bearing Deposits with Financial Institutions. The fair values of interest-bearing deposits maturing within ninety days approximate their carrying values.

Federal Home Loan Bank and Federal Reserve Bank of San Francisco Stock. The Bank is a member of the Federal Home Loan Bank (the “FHLB”) and the FRBSF. As members, we are required to own stock of the FHLB and the FRBSF, the amount of which is based primarily on the level of our borrowings from those institutions. We also have the right to acquire additional shares of stock in either or both of the FHLB and the FRBSF; however, to date, we have not done so. The fair values of the FHLB and FRBSF stock are equal to their respective carrying amounts, are classified as restricted securities and are periodically evaluated for impairment based on our assessment of the ultimate recoverability of our investments in that stock. Any cash or stock dividends paid to us on such stock are reported as income.

Deposits. The fair value of demand deposits, savings deposits, and money market deposits is defined as the amounts payable on demand for such deposits at quarter-end. The fair value of fixed maturity certificates of deposit is estimated based on the discounted value of the future cash flows expected to be paid on the deposits.

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

Commitments to Extend Credit and Standby Letters of Credit. The fair value of commitments to extend credit and standby letters of credit are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.

3.	Fair Value Measurements (Cont,-)

The estimated fair values and related carrying amounts of all of the Company’s financial instruments are as follows:

		Estimated Fair Value at September 30, 2013
(Dollars in thousands)	Carrying Value	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$50,822	$50,822	$50,822	$—	$—
Interest-bearing deposits with financial institutions	2,423	2,423	2,423	—	—
Federal Reserve Bank of San Francisco and Federal Home Loan Bank Stock	8,521	8,521	8,521	—	—
Investment securities available for sale:
Mortgage backed securities issued by U.S. agencies	60,241	60,241	—	60,241	—
Collateralized mortgage obligations issued by non-agency	1,643	1,643	—	1,643	—
Asset backed securities	781	781	—	—	781
Mutual funds	4,214	4,214	4,214	—	—
Loans held for sale	11,677	11,677	—	11,677	—
Loans, net	735,183	735,183	—	735,183	—
Foreclosed assets	15,787	15,787	—	15,787	—
Other assets – Mortgage servicing rights	3,896	3,896	—	—	3,896
Derivative assets – IRLC’s	15,787	405	—	—	405

Total assets measured at fair value on a recurring basis	$895,593	$895,593	$65,980	$824,531	$5,082

Noninterest bearing deposits	(197,773)	(197,773)	$(197,773)	$—	$—
Interest-bearing deposits	(499,576)	(499,576)	(499,576)	—	—
Borrowings	(75,000)	(75,000)	(75,000)	—	—
Derivative liabilities – TBA securities	(245)	(245)	—	(245)	—
Junior subordinated debentures	(17,527)	(17,527)	(17,527)	—	—

Total liabilities measured at fair value on a recurring basis	$(790,121)	$(790,121)	$(789,876)	$(245)	$—

		Estimated Fair Value at December 31, 2012
(Dollars in thousands)	Carrying Value	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$128,208	$128,208	$128,208	$—	$—
Interest-bearing deposits with financial institutions	2,423	2,423	2,423	—	—
Federal Reserve Bank of San Francisco and Federal Home Loan Bank Stock	10,284	10,284	10,284	—	—
Investment securities available for sale:
Mortgage backed securities issued by U.S. agencies	78,446	78,446	—	78,446	—
Collateralized mortgage obligations issued by non agency	2,625	2,625	—	1,963	662
Asset back securities	900	900	—	—	900
Mutual funds	4,407	4,407	4,407	—	—
Loans held for sale	55,809	55,809	—	55,809	—
Loans, net	719,257	719,257	—	719,257	—
Foreclosed assets	17,710	17,710	—	17,710
Other assets – Mortgage servicing rights	2,801	2,801	—	—	2,801
Derivative assets – IRLC’s	580	580	—	—	580

Total assets measured at fair value on a recurring basis	$1,023,450	$1,023,450	$145,322	$873,185	$4,943

Noninterest bearing deposits	$(170,259)	$(170,259)	$(170,259)	$—	$—
Interest-bearing deposits	(675,136)	(675,136)	(675,136)	—	—
Borrowings	(45,000)	(45,000)	(45,000)	—	—
Junior subordinated debentures	(17,527)	(17,527)	(17,527)	—	—
Derivative liabilities – TBA securities	(158)	(158)	—	(158)	—

Total liabilities measured at fair value on a recurring basis	$(908,080)	$(908,080)	$(907,922)	$(158)	$—

3.	Fair Value Measurements (Cont,-)

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

Loans Held for Sale at Fair Value	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2013	2012	2013	2012
Changes in fair value included in net income:
Mortgage banking noninterest income (loss)	$499	$2,264	$(1,693)	$8,616

September 30, 2013
(Dollars in thousands)	Fair Value Carrying Amount	Aggregate Unpaid Principal	Fair Value Carrying Amount Less Aggregate Unpaid Principal

Loans held for sale reported at fair value:
Total loans	$11,677	$11,101	$576
Nonaccrual loans	—	—	—
Loans 90 days or more past due and still accruing interest	—	—	—

Information Regarding Derivative Financial Instruments.

The following table includes information for the derivative assets and liabilities for the periods presented:

			Total Gains (Losses)
	Notional Balance		Three Months Ended September 30		Nine Months Ended September 30
(Dollars in thousands)	September 30, 2013	September 30, 2012	2013	2012	2013	2012
Derivative assets – IRLC’s	$8,310	$94,866	$323	$1,086	$(176)	$3,650
Derivative liabilities – TBAs	$14,000	$146,015	$(785)	$(3,200)	$(87)	$(4,542)

4.	Investment Securities Available For Sale

The following table sets forth the major components of securities available for sale and compares the amortized costs and estimated fair market values of, and the gross unrealized gains and losses on, these securities at September 30, 2013 and December 31, 2012:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Securities available for sale at September 30, 2013:
Mortgage backed securities issued by U.S. agencies(1)	$62,324	$19	$(2,102)	$60,241
Collateralized mortgage obligations issued by non-agency(1)	1,694	—	(51)	1,643
Asset backed securities(2)	2,247	—	(1,466)	781
Mutual funds(3)	4,214	—	—	4,214

Total securities available for sale	$70,479	$19	$(3,619)	$66,879

Securities available for sale at December 31, 2012:
Mortgage-backed securities issued by U.S. agencies(1)	$78,053	$553	$(160)	$78,446
Collateralized mortgage obligations issued by non-agency(1)	2,599	87	(61)	2,625
Asset backed securities(2)	2,247	—	(1,347)	900
Mutual funds(3)	4,407	—	—	4,407

Total securities available for sale	$87,306	$640	$(1,568)	$86,378

(1)	Secured by closed-end first lien 1-4 family residential mortgages.
(2)	Comprised of a security that represents an interest in a pool of trust preferred securities issued by U.S.-based banks and insurance companies.
(3)	Consists primarily of mutual fund investments in closed-end first lien 1-4 family residential mortgages.

At September 30, 2013 and December 31, 2012, U.S. agency mortgage backed securities and collateralized mortgage obligations with an aggregate fair market value of $10.5 million and $10 million, respectively, were pledged to secure FHLB borrowings, repurchase agreements, local agency deposits and Treasury, tax and loan accounts.

The amortized costs and estimated fair values of securities available for sale at September 30, 2013 and December 31, 2012, are shown in the table below by contractual maturities and historical prepayments based on the prior twelve months of principal payments. Expected maturities will differ from contractual maturities and historical prepayments, particularly with respect to collateralized mortgage obligations, primarily because prepayment rates are affected by changes in conditions in the interest rate market and, therefore, future prepayment rates may differ from historical prepayment rates.

4.	Investment Securities Available For Sale (Cont,-)

	At September 30, 2013 Maturing in
(Dollars in thousands)	One year or less	Over one year through five years	Over five years through ten years	Over ten Years	Total

Securities available for sale, amortized cost	$9,286	$32,043	$18,376	$10,774	$70,479
Securities available for sale, estimated fair value	8,958	31,368	17,611	8,942	66,879
Weighted average yield	1.48%	1.61%	1.49%	1.27%	1.50%

	At December 31, 2012 Maturing in
(Dollars in thousands)	One year or less	Over one year through five years	Over five years through ten years	Over ten Years	Total

Securities available for sale, amortized cost	$11,679	$35,038	$24,738	$15,851	$87,306
Securities available for sale, estimated fair value	11,788	35,264	24,747	14,579	86,378
Weighted average yield	1.59%	1.62%	1.62%	1.43%	1.58%

The Company recognized net gains on sales of securities available for sale of $44,000, on sale proceeds of $6.7 million during the nine months ended September 30, 2013 and $2.1 million, on sale proceeds of $186 million during the nine months ended September 30, 2012. The table below indicates, as of September 30, 2013, the gross unrealized losses and fair values of our investments, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	Securities with Unrealized Loss at September 30, 2013
	Less than 12 months		12 months or more		Total
Dollars in thousands	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Mortgage backed securities issued by U.S. agencies	$58,851	$(2,101)	$38	$(1)	$58,889	$(2,102)
Collateralized mortgage obligations issued by non-agency	624	(2)	1,019	(49)	1,643	(51)
Asset backed securities	—	—	781	(1,466)	781	(1,466)

Total temporarily impaired securities	$59,475	$(2,103)	$1,838	$(1,516)	$61,313	$(3,619)

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

Through the impairment assessment process, we determined that the available-for-sale securities discussed below were other-than-temporarily impaired at September 30, 2013. We recorded no impairments of credit losses on available-for-sale securities in our consolidated statements of operations for the three or nine months ended September 30, 2013. The OTTI related to factors other than credit losses, in the aggregate amount of $1.5 million, was recognized as other comprehensive loss in our balance sheet at September 30, 2013.

4.	Investment Securities Available For Sale (Cont,-)

The table below presents a roll-forward of OTTI where a portion attributable to non-credit related factors was recognized in other comprehensive loss for the nine months ended September 30, 2013:

(Dollars in thousands)	Gross Other- Than- Temporary Impairments	Other-Than- Temporary Impairments Included in Other Comprehensive Loss	Net Other-Than Temporary Impairments Included in Retained Earnings (Deficit)
Balance – September 30, 2012	$(2,144)	$(1,413)	$(731)
Sale of impaired security	119	(59)	178
Additions for credit losses on securities for which an OTTI was not previously recognized	6	6	—

Balance – September 30, 2013	$(2,019)	$(1,466)	$(553)

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

Based on our OTTI assessment process, we determined that there is one asset-backed security in our portfolio of securities held for sale that was impaired as of September 30, 2013. This security is a multi-class, cash flow collateralized bond obligation backed by a pool of trust preferred securities issued by a diversified pool of 56 issuers consisting of 45 U.S. depository institutions and 11 insurance companies at the time of the security’s issuance in November 2007. We purchased $3.0 million face amount of this security in November 2007 at a price of 95.21% for a total purchase price of $2.9 million, out of a total of $363 million of this security sold at the time of issuance. The security that we own (CUSIP 74042CAE8) is the mezzanine class B piece security with a variable interest rate of 3 month LIBOR plus 60 basis points, which had a rating of Aa2 and AA by Moody’s and Fitch, respectively, at the time of issuance in 2007.

As of September 30, 2013 the amortized cost of this security was $2.25 million with a fair value of $780,000, for an unrealized loss of approximately $1.47 million. As of September 30, 2013, the security had a Ca rating from Moody’s and CC rating from Fitch and had experienced $42.5 million in defaults (12.5% of total current collateral) and $43.5 million in deferring securities (12.8% of total current collateral) from issuance to September 30, 2013. The security did not pay its scheduled third quarter 2013 interest payment. We are not currently accruing interest on this security. We estimate that the security could experience another $68.5 million in defaults before the issuer would not receive all of the contractual cash flows under this security. This analysis is based on the following assumptions: future default rates of 2.5%, prepayment rates of 1% until maturity, and 15% recovery of future defaults. With respect to this security, we did not recognize any impairment losses to earnings during the third quarter of 2013; whereas we recognized $77,000 of impairment losses to earnings for the same period in 2012. Set forth below is additional information regarding impairment losses that we recognized in earnings for the three and nine months ended September 30, 2013 and 2012:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Impairment Losses on OTTI Securities (Dollars in thousands)	2013	2012	2013	2012

Asset backed securities	$—	$—	$—	$77

Total impairment loss recognized in earnings	$—	$—	$—	$77

We have made a determination that the remainder of our securities with respect to which there were unrealized losses as of September 30, 2013 were not other-than-temporarily impaired, because we concluded that we had the ability to continue to hold those securities until their respective fair market values increase above their respective amortized costs or, if necessary, until their respective maturities. In reaching that conclusion we considered a number of factors and other information, which included: (i) the significance of each such security, (ii) the amount of the unrealized losses attributable to each such security, (iii) our liquidity position, (iv) the impact that retention of those securities could have on our capital position, and (v) our evaluation of the expected future performance of these securities (based on the criteria discussed above).

5.	Mortgage Banking

Mortgage Loans Held for Sale (LHFS), at Fair Value

A summary of the unpaid principal balances of mortgage LHFS for which the fair value option has been elected, by type, is presented below:

(Dollars in thousands)	At September 30, 2013	At December 31, 2012
Government	$5,315	$16,902
Conventional	4,652	10,805
Jumbo	1,134	20,514
Fair value adjustment	576	2,269

Total mortgage loans held-for-sale at fair value	$11,677	$50,490

We did not have any delinquent or nonaccrual LHFS as of September 30, 2013.

Gains on LHFS for the three and nine months ended September 30, 2013 and 2012 are as follows:

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Gain on sale of mortgage loans	$305	$18,008	$5,639	$32,003
Net loan servicing	248	9	742	(8)
Unrealized gains (losses) from derivative financial statements	(710)	(573)	(317)	941
Realized gains (losses) derivative financial instruments	185	(1,542)	703	(1,833)
Mark-to-market (loss) gain on LHFS	499	2,439	(1,693)	8,858
Direct origination (expenses) fees, net	(374)	(9,966)	(2,317)	(18,797)
Provision for repurchases	(7)	(189)	(90)	(627)

Total gain on LHFS	$146	$8,186	$2,667	$20,537

Repurchase Reserves

We maintain reserves for possible repurchases that we may be required to make of certain of the mortgage loans which we sell due to deficiencies or defects that may be found to exist in such loans. The following table sets forth information, at September 30, 2013 and December 31, 2012, with respect to such reserves:

(Dollars in thousands)	At September 30, 2013	At December 31, 2012

Beginning balance	$906	$115
Provision for repurchases	90	791

Total repurchases reserve	$996	$906

We repurchased one loan with a principal balance of $15,000 in the quarter ended September 30, 2013. We repurchased one loan with a principal balance of $222,000 in the three months ended September 30, 2012 and a total of three loans with a total principal balance of $928,000 in the nine months ended September 30, 2012.

Mortgage Servicing Rights

We sometimes retain mortgage servicing rights on mortgage loans that we sell. Such rights represent the net positive cash flows generated from the servicing of such mortgage loans and we recognize such rights as assets on our statements of financial condition based on their estimated fair values. We receive servicing fees, less any subservicing costs, on the unpaid principal balances of such mortgage loans. Those fees are collected from the monthly payments made by the mortgagors or from the proceeds of the sale or foreclosure and liquidation of the underlying real property collateralizing the loans. We also generally receive various mortgagor-contracted fees, such as late charges, collateral reconveyance charges and nonsufficient fund fees. In addition, we generally are entitled to retain interest earned on funds held pending remittance (or float) related to the collection of principal, interest, taxes and insurance payments on the mortgage loans which we service. At September 30, 2013 and December 31, 2012, mortgage servicing rights totaled $4.0 million and $2.8 million, respectively, and are included in other assets in the accompanying consolidated statements of financial condition.

The Bank accounts for consumer mortgage servicing rights at fair value with changes in fair value recorded in mortgage banking income in the Consolidated Statement of Income. The table below presents activity for residential mortgage servicing rights for the three and nine months ended September 30, 2013 and 2012.

Rollforward of Fair Value of Mortgage Servicing Rights	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2013	2012	2013	2012
Balance, beginning of period	$3,823	$380	$1,603	$—
Additions	266	1,189	1,169	1,569
Payoffs	(158)	(7)	(17)	(7)
Impact due to changes in CPR	(333)	(26)	(5)	(26)
Other model changes	298	67	(2)	67

Balance, end of period	$3,896	$1,603	$2,748	$1,603

Rollforward of Unpaid Principal Balance of Mortgage Servicing Portfolio	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2013	2012	2013	2012
Balance, beginning of period	$486,082	$73,585	$427,759	$—
Additions	36,194	206,063	156,402	279,648
Payoffs	(22,959)	(1,023)	(80,447)	(1,023)
Impact due to changes in CPR	(3,385)	(357)	(7,782)	(357)
Other model changes	—	—	—	—

Balance, end of period	$495,932	$278,268	$495,932	$278,268

The following table sets forth the principal amounts of the mortgage loans we were servicing, categorized by type of loan at September 30, 2013 and December 31, 2012. At September 30, 2013 and December 31, 2012, we were servicing approximately $496 million and $456 million, respectively, in principal amount of mortgage loans with the following characteristics:

	Unpaid Principal Balance
(Dollars in thousands)	At September 30, 2013	At December 31, 2012

Government	$403,603	$396,951
Conventional	92,329	58,867

Total loans serviced	$495,932	$455,818

6.	Loans and Allowance for Loan Losses

The composition of the Company’s loan portfolio as of September 30, 2013 and December 31, 2012 was as follows:

	September 30, 2013		December 31, 2012
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial loans	$187,711	25.2%	$170,792	23.4%
Commercial real estate loans – owner occupied	168,828	22.6%	165,922	22.7%
Commercial real estate loans – all other	172,697	23.1%	150,189	20.6%
Residential mortgage loans – multi-family	97,759	13.1%	105,119	14.4%
Residential mortgage loans – single family	78,296	10.5%	87,263	11.9%
Land development loans	19,493	2.6%	24,018	3.3%
Consumer loans	21,515	2.9%	27,296	3.7%

Gross loans	746,299	100.0%	730,599	100.0%

Deferred fee (income) costs, net	(321)		(461)
Allowance for loan losses	(10,795)		(10,881)

Loans, net	$735,183		$719,257

At September 30, 2013 and December 31, 2012, real estate loans of approximately $252 million and $162 million, respectively, were pledged to secure borrowings obtained from the FHLB.

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

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013	Year Ended December 31, 2012
(Dollars in thousands)

Balance, beginning of period	$11,123	$10,881	$15,627
Charged off loans	(558)	(3,476)	(8,574)
Recoveries on loans previously charged off	230	2,240	1,878
Provision for loan losses	—	1,150	1,950

Balance, end of period	$10,795	10,795	$10,881

6.	Loans and Allowance for Loan Losses (Cont,-)

Set forth below is information regarding loan balances and the related ALL, by portfolio type, for the nine months ended September 30, 2013 and September 30, 2012 and the year ended December 31, 2012 (excluding mortgage LHFS).

(Dollars in thousands)	Commercial	Real Estate	Land Development	Consumer and Single Family Mortgages	Total
Allowance for Loan Losses:
Nine months ended September 30, 2013
Balance at beginning of period	$6,340	$3,487	$248	$806	$10,881
Charge offs	(3,161)	(308)	(5)	(2)	(3,476)
Recoveries	2,151	3	54	32	2,240
Provision	1,722	(505)	(35)	(32)	1,150

Balance at end of period	$7,052	$2,677	$262	$804	$10,795

Three months ended September 30, 2013
Balance at beginning of period	$6,953	$2,854	$297	$1,019	$11,123
Charge offs	(558)	—	—	—	(558)
Recoveries	219	1	—	10	230
Provision	438	(178)	(35)	(225)	—

Balance at end of period	$7,052	$2,677	$262	$804	$10,795

ALL balance at end of period related to:
Loans individually evaluated for impairment	$2,367	$—	$—	$—	$2,367

Loans collectively evaluated for impairment	$4,685	$2,677	$262	$804	$8,428

Loans balance at end of period:
Loans individually evaluated for impairment	$12,064	$12,857	$403	$414	$25,738
Loans collectively evaluated for impairment	175,647	426,427	19,090	99,397	720,561

Ending Balance	$187,711	$439,284	$19,493	$99,811	$746,299

ALL for the nine months ended September 30, 2012:
Balance at beginning of quarter	$8,908	$5,777	$316	$626	$15,627
Charge offs	(5,052)	(1,126)	(158)	(328)	(6,664)
Recoveries	1,533	196	—	17	1,746
Provision	333	678	594	345	1,950

Balance at end of quarter	$5,722	$5,525	$752	$660	$12,659

ALL balance at September 30, 2012 related to:
Loans individually evaluated for impairment	$3,057	$—	$—	$—	$3,057

Loans collectively evaluated for impairment	$2,665	$5,525	$752	$660	$9,602

Loans balance at September 30, 2012:
Loans individually evaluated for impairment	$11,569	$25,825	$314	$729	$38,437
Loans collectively evaluated for impairment	159,325	351,280	26,413	117,933	654,951

Ending Balance	$170,894	$377,105	$26,727	$118,662	$693,388

ALL for the year ended December 31, 2012:
Balance at beginning of year	$8,908	$5,777	$316	$626	$15,627
Charge offs	(6,664)	(1,184)	(158)	(568)	(8,574)
Recoveries	1,657	198	—	23	1,878
Provision	2,439	(1,304)	90	725	1,950

Balance at end of year	$6,340	$3,487	$248	$806	$10,881

ALL balance at end of year related to:
Loans individually evaluated for impairment	$2,428	$—	$—	$—	$2,428

Loans collectively evaluated for impairment	$3,912	$3,487	$248	$806	$8,453

Loans balance at end of year:
Loans individually evaluated for impairment	$16,180	$21,918	$314	$839	$39,251
Loans collectively evaluated for impairment	154,612	399,312	23,704	113,720	691,348

Ending Balance	$170,792	$421,230	$24,018	$114,559	$730,599

6.	Loans and Allowance for Loan Losses (Cont,-)

Credit Quality

The amounts of nonperforming assets and delinquencies that occur within our loan portfolio factors in our evaluation of the adequacy of the ALL.

The following table provides a summary of the delinquency status of loans by portfolio type at September 30, 2013 and December 31, 2012:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater	Total Past Due	Current	Total Loans Outstanding	Loans >90 Days still Accruing Interest
September 30, 2013
Commercial loans	$—	$4,977	$1,402	$6,379	$181,332	$187,711	$—
Commercial real estate loans – owner-occupied	—	—	—	—	168,828	168,828	—
Commercial real estate loans – all other	—	—	2,117	2,117	170,580	172,697	—
Residential mortgage loans – multi-family	—	—	—	—	97,759	97,759	—
Residential mortgage loans – single family	—	—	—	—	78,296	78,296	—
Land development loans	—	—	—	—	19,493	19,493	—
Consumer loans	—	—	—	—	21,515	21,515	—

Total	$—	$4,977	$3,519	$8,496	$737,803	$746,299	$—

December 31, 2012
Commercial loans	$1,321	$778	$4,295	$6,394	$164,398	$170,792	$—
Commercial real estate loans – owner occupied	—	—	3,232	3,232	162,690	165,922	—
Commercial real estate loans – all other	—	—	2,599	2,599	147,590	150,189	—
Residential mortgage loans – multi-family	—	—	—	—	105,119	105,119	—
Residential mortgage loans – single family	259	378	359	996	86,267	87,263	—
Land development loans	—	—	314	314	23,704	24,018	—
Consumer loans	—	—	—	—	27,296	27,296	—

Total	$1,580	$1,156	$10,799	$13,535	$717,064	$730,599	$—

As the above table indicates, total past due loans decreased by $5.0 million, to $8.5 million at September 30, 2013 from $13.5 million at December 31, 2012. Loans past due 90 days or more decreased by $7.3 million, to $3.5 million at September 30, 2013, from $10.8 million at December 31, 2012, primarily due to the foreclosure and transfers of $5.6 million of real estate loans to other real estate owned (“OREO”) and $1.9 million in loan charge offs during the nine months ended September 30, 2013.

Loans 30-89 days past due increased by $2.2 million to $5.0 million at September 30, 2013, from $2.7 million at December 31, 2012, primarily due to a bankruptcy filing on a $3.3 million commercial loan.

Generally, the accrual of interest on a loan is discontinued when principal or interest payments become more than 90 days past due, unless we believe that the loan is adequately collateralized and it is in the process of collection. There were no loans 90 days or more past due and still accruing interest at September 30, 2013 or December 31, 2012. In certain instances, when a loan is placed on non-accrual status, previously accrued but unpaid interest is reversed against current income. Subsequent collections of cash are applied as principal reductions when received, except when the ultimate collectability of principal is probable, in which case such payments are applied to accrued and unpaid interest, which is credited to income. Non-accrual loans may be restored to accrual status when principal and interest become current and full repayment becomes expected.

6.	Loans and Allowance for Loan Losses (Cont,-)

The following table provides information, as of September 30, 2013 and December 31, 2012, with respect to loans on nonaccrual status, by portfolio type:

	September 30, 2013	December 31, 2012
	(Dollars in thousands)
Nonaccrual loans:
Commercial loans	$7,128	$6,846
Commercial real estate loans – owner occupied	1,792	3,232
Commercial real estate loans – all other	2,117	6,424
Residential mortgage loans – single family	414	839
Land development loans	403	314

Total	$11,854	$17,655

At September 30, 2013 nonaccrual loans totaled to $11.9 million, down from $17.7 million at December 31, 2012, primarily due to (i) the restoration to accrual status of a $2.0 million commercial real estate-all other loan as a result of the receipt from the borrower of loan payments in accordance with the modified terms over a period of time, (ii) the foreclosure of $5.6 million of loans collateralized primarily by commercial real estate, (iii) impairment write-downs of $2.5 million, based on our loan impairment analysis, and (iv) offset by $4.3 million of commercial loans added to nonaccrual status.

6.	Loans and Allowance for Loan Losses (Cont,-)

We classify our loan portfolio using internal credit quality ratings. The following table provides a summary of loans by portfolio type and our internal credit quality ratings as of September 30, 2013 and December 31, 2012, respectively.

(Dollars in thousands)	September 30, 2013	December 31, 2012	Increase (Decrease)
Pass:
Commercial loans	$171,746	$146,952	$24,794
Commercial real estate loans – owner occupied	165,332	162,689	2,643
Commercial real estate loans – all other	156,696	135,274	21,422
Residential mortgage loans – multi family	92,527	104,747	(12,220)
Residential mortgage loans – single family	76,696	84,237	(7,541)
Land development loans	10,998	12,461	(1,463)
Consumer loans	21,515	27,296	(5,781)

Total pass loans	$695,510	$673,656	$21,854

Special Mention:
Commercial loans	$210	$2,381	$(2,171)
Commercial real estate loans – owner occupied	—	—	—
Commercial real estate loans – all other	3,730	3,859	(129)
Residential mortgage loans – multi family	5,232	373	4,859
Residential mortgage loans – single family	—	990	(990)
Land development loans	—	8,201	(8,201)
Consumer loans	—	—	—

Total special mention loans	$9,172	$15,804	$(6,632)

Substandard:
Commercial loans	$14,794	$21,347	$(6,553)
Commercial real estate loans – owner occupied	3,495	3,232	263
Commercial real estate loans – all other	12,271	11,057	1,214
Residential mortgage loans – multi family	—	—	—
Residential mortgage loans – single family	1,600	2,036	(436)
Land development loans	8,495	3,355	5,140
Consumer loans	—	—	—

Total substandard loans	$40,655	$41,027	$(372)

Doubtful:
Commercial loans	$962	$112	$850
Commercial real estate loans – owner occupied	—	—	—
Commercial real estate loans – all other	—	—	—
Residential mortgage loans – multi family	—	—	—
Residential mortgage loans – single family	—	—	—
Land development loans	—	—	—
Consumer loans	—	—	—

Total doubtful loans	$962	$112	$850

Total Outstanding Loans, gross:	$746,299	$730,599	$15,700

As the above table indicates, loans totaled approximately $746 million at September 30, 2013, an increase of $15 million from $731 million at December 31, 2012. The disaggregation of the loan portfolio by risk rating in the table above reflects the following changes between December 31, 2012 and September 30, 2013:

•	Loans rated “pass” totaled $695 million, an increase of approximately $22 million from December 31, 2012. The increase was primarily from net new loan growth of $15 million and upgrades from “special mention” of $3.5 million in real estate loans.

•	Loans rated “special mention” decreased by $6.6 million to $9.2 million at September 30, 2013 from $15.8 million at December 31, 2012. The decrease was primarily the result of the downgrade to “substandard” of a $10.7 million loan relationship in current status, comprised of $9.5 million in commercial real estate loans-all other and a $1.1 million commercial loan, offset by net additions to “pass” grade.

•	Loans rated “substandard” totaled $41.0 million at September 30, 2013 and December 31, 2012. The changes included $11.4 million of loans transferred from “special mention” and $5.1 million of loans from “pass” to “substandard”, partially offset by $3.1 million of loan charge-offs, a note sale of $4.8 million in commercial real estate and the foreclosure and transfer to OREO of $5.6 million of real estate loans during the nine months ended September 30, 2013.

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

The following table sets forth information regarding impaired loans, at September 30, 2013 and December 31, 2012:

(Dollars in thousands)	September 30, 2013	December 31, 2012
Impaired loans:
Nonaccruing loans	$3,970	$12,018
Nonaccruing restructured loans	7,884	5,637
Accruing restructured loans(1)	13,884	21,596
Accruing impaired loans	—	—

Total impaired loans	$25,738	$39,251

Impaired loans less than 90 days delinquent and included in total impaired loans	$22,219	$28,452

(1)	See “Trouble Debt Restructurings” below for a description of accruing restructured loans at September 30, 2013 and December 31, 2012.

The $13.5 million decrease in impaired loans to $25.7 million at September 30, 2013, from $39.3 million at December 31, 2012, was primarily attributable to the foreclosure and transfer to OREO of $5.6 million of nonaccrual loans, a $4.8 million note sale and $3.4 million in write downs to impaired loans. Accruing restructured loans were comprised of a number of loans performing in accordance with modified terms, which included lowering of interest rates, deferral of payments, or modifications to payment terms. Based on an internal analysis, using the current estimated fair values of the collateral or the discounted present values of the future estimated cash flows of the impaired loans, we concluded that, at September 30, 2013, $2.4 million of specific reserves were required on $5.3 million of impaired loans, and that the other impaired loans were well secured and adequately collateralized.

6.	Loans and Allowance for Loan Losses (Cont,-)

The following tables contain additional information with respect to impaired loans, by portfolio type, at September 30, 2013 and December 31, 2012:

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance(1)	Average Recorded Investment	Interest Income Recognized
2013 Loans with no specific reserves established:
Commercial loans	$6,775	$7,418	$—	$9,015	$158
Commercial real estate loans – owner occupied	3,177	3,257	—	3,839	42
Commercial real estate loans – all other	9,680	9,713	—	14,768	219
Residential mortgage loans – multi-family	—	—	—	—	—
Residential mortgage loans – single family	414	635	—	718	—
Land development loans	403	413	—	283	12
Consumer loans	—	—	—	—	—
2013 Loans with specific reserves established:
Commercial loans	$5,289	$5,306	$2,367	$4,599	$162
Commercial real estate loans – owner occupied	—	—	—	—	—
Commercial real estate loans – all other	—	—	—	—	—
Residential mortgage loans – multi-family	—	—	—	—	—
Residential mortgage loans – single family	—	—	—	—	—
Land development loans	—	—	—	—	—
Consumer loans	—	—	—	—	—
2013 Total:
Commercial loans	$12,064	$12,724	$2,367	$13,614	$320
Commercial real estate loans – owner occupied	3,177	3,257	—	3,839	42
Commercial real estate loans – all other	9,680	9,713	—	14,768	219
Residential mortgage loans – multi-family	—	—	—	—	—
Residential mortgage loans – single family	414	635	—	718	—
Land development loans	403	413	—	283	12
Consumer loans	—	—	—	—	—
2012 Loans with no specific reserves established:
Commercial loans	$11,782	$12,770	$—	$7,733	$377
Commercial real estate loans – owner occupied	4,644	4,649	—	5,584	92
Commercial real estate loans – all other	17,274	17,317	—	10,893	703
Residential mortgage loans – multi-family	—	—	—	45	—
Residential mortgage loans – single family	839	1,033	—	1,050	41
Land development loans	314	318	—	424	33
Consumer loans	—	—	—	—	—
2012 Loans with specific reserves established:
Commercial loans	$4,398	$4,398	$2,428	$6,976	$221
Commercial real estate loans – owner occupied	—	—	—	—	—
Commercial real estate loans – all other	—	—	—	2,053	—
Residential mortgage loans – multi-family	—	—	—	—	—
Residential mortgage loans – single family	—	—	—	—	—
Land development loans	—	—	—	—	—
Consumer loans	—	—	—	—	—
2012 Total:
Commercial loans	$16,180	$17,168	$2,428	$14,709	$598
Commercial real estate loans – owner occupied	4,644	4,649	—	5,584	92
Commercial real estate loans – all other	17,274	17,317	—	12,946	703
Residential mortgage loans – multi-family	—	—	—	45	—
Residential mortgage loans – single family	839	1,033	—	1,050	41
Land development loans	314	318	—	424	33
Consumer loans	—	—	—	—	—

(1)	When the discounted cash flows, collateral value or market price equals or exceeds the recorded investment in the loan, then specific reserves are not required to be set aside for the loan within the ALL. This typically occurs when the impaired loans have been partially charged-off and/or there have been interest payments received and applied to the balance of the principal outstanding.

At September 30, 2013 and December 31, 2012 there were $20.4 million and $34.9 million, respectively, of impaired loans to which no specific reserves had been allocated because these loans, in our judgment, were sufficiently collateralized. Of the impaired loans at September 30, 2013 for which no specific reserves were allocated, $19.4 million had been deemed impaired in prior quarters and the deficiencies were charged off during the periods in which the loans were determined to have become impaired.

We had average investments in impaired loans of $33.2 million and $34.8 million for the nine months ended September 30, 2013 and the twelve months ended December 31, 2012, respectively. The interest that would have been earned during the nine months ended September 30, 2013 had the impaired loans remained current in accordance with their original terms was approximately $347,000.

Troubled Debt Restructurings

Pursuant to the FASB’s ASU No. 2011-02, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring (“ASU No. 2011-02”), the Bank’s troubled debt restructured loans (“TDRs”) totaled $21.8 million and $27.2 million, respectively, at September 30, 2013 and December 31, 2012. TDRs consist of loans to which modifications have been made for the purpose of alleviating temporary impairments of the borrowers’ financial condition and cash flows. Those modifications have come in the forms of changes in amortization terms, reductions in interest rates, interest only payments and, in limited cases, concessions to outstanding loan balances. The modifications are made as part of workout plans we enter into with the borrowers that are designed to provide a bridge for the borrowers’ cash flow shortfalls in the near term. If a borrower works through the near term issues, then in most cases, the original contractual terms of the borrower’s loan will be reinstated.

Of the $21.8 million of TDRs outstanding at September 30, 2013, $13.9 million were performing in accordance with their terms and accruing interest; and $7.9 million were not. We carried $2.2 million of specific reserves for $4.3 million of non-performing TDRs at September 30, 2013.

	September 30, 2013
(Dollars in thousands)	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment	End of Period Balance
Performing
Commercial loans	1	$4,936	$4,936	$4,936
Commercial real estate – all other	6	12,455	12,013	8,948

	7	17,391	16,949	13,884
Nonperforming
Commercial loans	7	6,805	6,722	5,638
Commercial real estate – owner occupied	1	1,872	1,867	1,792
Land development loans	1	439	439	403
Residential mortgage loans – single family	1	171	64	51

	10	9,287	9,092	7,884

Total Troubled Debt Restructurings	17	$26,678	$26,041	$21,768

As of September 30, 2013, TDRs totaled $21.8 million as compared to $27.2 million at December 31, 2012. The decline in TDRs was primarily the result of a $4.8 million note sale of a commercial real estate loan in the third quarter ended September 30, 2013.

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

For the three months ended September 30, 2013, we did not record a tax benefit for the losses incurred during the third quarter ended September 30, 2013. For the nine months ended September 30, 2013, we recorded an income tax benefit of $1.9 million.

The effective tax rate of 22% differed from our statutory federal income tax rate of 34% as summarized in the following table:

	Nine Months Ended September 30,
	2013	2012
Federal income tax based on statutory rate	34.0%	34.0%
State franchise tax net of federal income tax benefit	7.1	7.4
Permanent differences	(0.5)	0.6
Other	0.2	(0.9)
Valuation allowance	(19.1)	(45.0)

Total income (benefit) tax expense	(21.7)%	(3.9)%

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

                At September 30, 2013, we have a net deferred tax asset of $14.6 million, as compared with $11.7 million at December 31, 2012. Adjustments to our deferred tax valuation allowance could be required in the future if we were to conclude, on the basis of our assessment of the realizability of the deferred tax asset, that the amount of that asset which is more likely, than not, to be available to offset or reduce future taxes has decreased. Any such decrease could result in an increase in our provision for income taxes or reductions to our income tax benefits. The components of our deferred tax asset are as follows at:

	September 30, 2013	December 31, 2012
Deferred tax asset:
Allowance for loan losses	$4,539	$4,575
Other than temporary impairment on securities	78	301
State taxes	1	1
Capital loss	—	—
Deferred loan origination costs	132	195
Deferred compensation	1,230	1,239
Litigation reserve	216	644
Other accrued expenses	1,625	2,964
Charitable contributions	156	156
Reserve for unfunded commitments	75	75
Tax credits	117	44
Net operating loss carry forward	7,636	2,259
Stock based compensation	821	654
Depreciation and amortization	64	64
Unrealized losses on securities and deferred compensation	1,482	633

Total deferred tax assets	18,172	13,804
Deferred tax liabilities:
Mortgage servicing rights	(1,841)	(2,086)

Total deferred tax liabilities	(1,841)	—

Valuation allowance	(1,703)	—

Total net deferred tax asset	$14,628	$11,718

We file income tax returns with the U.S. federal government and the state of California. As of September 30, 2013, we were subject to examination by the Internal Revenue Service with respect to our U.S. federal income tax returns for the 2008 to 2012 tax years and Franchise Tax Board for California state income tax returns for the 2008 to 2012 tax years. We do not believe there will be any material adverse changes in our unrecognized tax benefits over the next 12 months. Net operating losses (“NOLs”) on our U.S. federal and California state income tax returns may be carried forward 20 years. Beginning in 2012, California taxpayers may carryback losses for two years and carryforward losses for 20 years, which conforms to the U.S. tax laws. We expect (although no assurance can be given) that we will generate taxable income in future years sufficient to enable us to use the California NOL generated in prior years.

Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of tax expense. We did not have any accrued interest or penalties associated with any unrecognized tax benefits, and no interest expense was recognized during the three or nine months ended September 30, 2013 and 2012.

8.	Sale of Common Stock

Effective as of March 30, 2013, we sold and issued a total of 2,222,222 shares of our common stock to Carpenter Community Bancfund L.P. and Carpenter Community Bancfund-A, L.P. (the “Carpenter Funds”), at a price of $6.75 per share in cash, generating gross proceeds to us of $15 million. The purchase price of $6.75 per share of common stock was equal to the Company’s tangible book value per share of common stock as of December 31, 2012, which exceeded the closing price per share of our common stock on NASDAQ on March 29, 2013. As a result of this sale of shares, the Carpenter Funds, together with their affiliates, own approximately 34% of our outstanding voting shares, as compared to the 28% which they had owned prior to this sale of shares.

The proceeds from the sale of those shares were contributed by the Company to capitalize PMAR, a new wholly-owned asset management subsidiary, which has used those proceeds to fund the purchase of $15.8 million of nonperforming loans and foreclosed real properties from the Bank and is engaged in the business of collecting those nonperforming loans and disposing of the foreclosed properties.

9.	Stock-Based and Other Employee Compensation

In May 2010, our shareholders approved the adoption of our 2010 Equity Incentive Plan (the “2010 Incentive Plan”), which authorized and set aside a total of 400,000 shares of our common stock for issuance on the exercise of stock options or the grant of restricted stock or other equity incentives to our officers, and other key employees and directors. At the Annual Shareholders Meeting held in May 2013, our shareholders approved an 800,000 share increase in the maximum number of shares of our common stock that may be issued pursuant to grants or exercises of options or restricted shares or other equity incentives under the 2010 Incentive Plan. As a result, as of September 30, 2013, the maximum number of shares that were available for the grant of options or other equity incentives under the 2010 Incentive Plan totaled 2,402,845 shares, or approximately 13% of the shares of our common stock then outstanding.

A stock option entitles the recipient to purchase shares of our common stock at a price per share that may not be less than 100% of the fair market value of the Company’s shares on the date the option is granted. Restricted shares may be granted at such purchase prices and on such other terms, including restrictions and Company repurchase or reacquisition rights, as are fixed by the Compensation Committee at the time rights to purchase such restricted shares are granted. Stock appreciation rights (“SARs”) entitle the recipient to receive a cash payment in an amount equal to the difference between the fair market value of the Company’s shares on the date of vesting and a “base price” (which, in most cases, will be equal to fair market value of the Company’s shares on the date the SAR is granted), subject to the right of the Company to make such payment in shares of its common stock at their then fair market value. Options, restricted shares and SARs may vest immediately or in installments over various periods generally ranging up to five years, subject to the recipient’s continued employment or service or the achievement of specified performance goals, as determined by the Compensation Committee at the time it grants or awards the options, the restricted shares or the SARs. Stock options and SARs may be granted for terms of up to 10 years after the date of grant, but will terminate sooner upon or shortly after a termination of service occurring prior to the expiration of the term of the option or SAR. The Company will become entitled to repurchase any unvested restricted shares, at the same price that was paid for the shares by the recipient, or to cancel those shares in the event of a termination of employment or service of the holder of such shares or if any performance goals specified in the award are not satisfied. To date, the Company has not granted any SARs.

Under ASC 718-10, we are required to recognize, in our financial statements, the fair value of the options or any restricted shares that we grant as compensation cost over their respective service periods. The fair values of the options that were outstanding at September 30, 2013 under the 2010 Incentive Plan were estimated as of their respective dates of grant using the Black-Scholes option-pricing model. For additional information regarding the Company’s stock based compensation plans, refer to Note 14—“Stock-Based Employee Compensation Plans” in the Notes to the Company’s Consolidated Financial Statements included in its Form 10-K for the year ended December 31, 2012. The Company on September 3, 2013 under the 2010 Incentive Plan granted restricted stock for the benefit of its employees. These restricted shares vest over a period of three years. The recipients of restricted shares have the right to vote all shares subject to such grant and receive all dividends with respect to such shares whether or not the shares have vested. The recipients do not pay any cash consideration for the shares.

9.	Stock-Based and Other Employee Compensation (Cont,-)

The table below summarizes the weighted average assumptions used to determine the fair values of the options granted during the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
Assumptions with respect to:	2013	2012	2013	2012
Expected volatility	43%	43%	43%	48%
Risk-free interest rate	2.27%	1.09%	2.06%	0.87%
Expected dividends	0.57%	0.57%	0.57%	0.57%
Expected term (years)	6.9	6.9	2.0 – 6.9	4.2 – 7.6
Weighted average fair value of options granted during period	$2.77	$2.88	$2.47	$2.44

The following table summarizes the stock option activity under the Company’s equity incentive plans during the nine months ended September 30, 2013 and 2012, respectively.

	Number of Shares	Weighted- Average Exercise Price Per Share	Number of Shares	Weighted- Average Exercise Price Per Share
	2013		2012
Outstanding – January 1,	1,566,965	$6.90	1,153,741	$7.35
Granted	632,000	6.18	524,500	5.26
Exercised	(79,414)	3.17	(15,380)	3.53
Forfeited/Canceled	(248,578)	6.54	(126,396)	6.01

Outstanding – September 30,	1,870,973	6.86	1,536,465	6.81

Options Exercisable – September 30,	1,009,235	$7.65	861,069	$8.41

Options to purchase 73,114 shares and 79,414 shares of our common stock were exercised during the three and nine months ended September 30, 2013, respectively. Options to purchase 12,407 and 15,380 shares of our common stock were exercised during the three and nine months ended September 30, 2012, respectively. The fair values of options vested during the nine months ended September 30, 2013 and 2012 were $503,259 and $291,274, respectively.

The Company issued 109,174 shares of restricted stock under the 2010 Incentive Plan during the third quarter of 2013 at a price of $6.24 that vest on an annual prorated basis over the next three years. The following table summarizes the activity related to restricted stock granted, vested and forfeited under the Company’s equity incentive plans during the nine months ended September 30, 2013.

	Number of Shares	Average Grant Date Fair Value
	2013
Outstanding – January 1,	—	—
Granted	109,174	$6.24
Vested	—	—
Forfeited	—	—

Outstanding – September 30,	109,174	$6.24

The following table provides additional information regarding the vested and unvested options that were outstanding at September 30, 2013.

	Options Outstanding as of September 30, 2013				Options Exercisable as of September 30, 2013(1)
	Vested	Unvested	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Shares	Weighted Average Exercise Price
$ 2.97 – $ 5.99	545,133	179,897	$4.16	7.51	545,133	$4.05
$ 6.00 – $ 9.99	63,659	681,841	6.37	9.54	63,659	6.78
$10.00 – $12.99	265,100	—	11.21	0.38	265,100	11.21
$13.00 – $17.99	115,843	—	15.12	1.88	115,843	15.12
$18.00 – $18.84	19,500	—	18.06	2.34	19,500	18.06

	1,009,235	861,738	$6.86	6.91	1,009,235	$7.65

(1)	The weighted average remaining contractual life of the options that were exercisable as of September 30, 2013 was 4.81 years.

The aggregate intrinsic values of options that were outstanding and exercisable under the Company’s equity incentive plans at September 30, 2013 and 2012 were $1.2 million and $1.1 million, respectively.

A summary of the status of the unvested options, and changes in the weighted average grant date fair values of the unvested options during the nine months ended September 30, 2013, are set forth in the following table.

	Number of Options	Weighted Average Grant Date Fair Value
Unvested at December 31, 2012	635,706	$2.30
Granted	632,000	6.18
Vested	(237,968)	2.11
Forfeited/Cancelled	(168,000)	2.44

Unvested at September 30, 2013	861,738	$2.44

The aggregate amounts of stock based compensation expense recognized in our consolidated statements of operations for the nine months ended September 30, 2013 and 2012, were $554,000 and $216,000, respectively, net of taxes. At September 30, 2013, the weighted average period over which unvested options were expected to be recognized was 1.4 years.

We expect that the compensation expense that will be recognized during the periods presented below in respect of stock options and restricted stock outstanding at September 30, 2013, will be as follows:

	Estimated Stock Based Compensation Expense Stock Options	Estimated Stock Based Compensation Expense Restricted Stock	Estimated Stock Based Compensation Expense Total
(Dollars in thousands)
For the period and years ending December 31,
Remainder 2013	$212	$51	$263
2014	783	203	986
2015	562	203	765
2016	282	152	434
2017 and thereafter	30	—	30

	$1,869	$609	$2,478

9.	Stock-Based and Other Employee Compensation (Cont,-)

In 1999, we established a Supplemental Retirement Plan (“SERP”) for our former Chief Executive Officer, who retired from that position in April 2013. The components of net periodic benefit cost for the SERP are set forth in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Service cost	$—	$52	$18	$154
Interest cost	44	42	133	123
Expected return on plan assets	—	—	—	—
Amortization of prior service cost	—	4	1	11
Amortization of net actuarial loss	—	(12)	29	(35)

Net periodic SERP cost	$44	$86	$181	$253

10.	Earnings Per Share (“EPS”)

Basic EPS is computed by dividing net income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS gives effect to the potential dilution that could occur if stock options, convertible preferred stock or other contracts to issue common stock were either exercised or converted into common stock that would then share in our earnings. For the three and nine months ended September 30, 2013, 2,652,627 and 2,641,631 shares, respectively, of our common stock subject to stock options were excluded from the computations of diluted earnings per common share, because they were anti-dilutive. This compares to 883,543 and 909,843 shares, respectively, that were excluded from the computations of diluted earnings per common share for the three and nine months ended September 30, 2012. Also, 352,444 shares of common stock subject to stock purchase warrants were excluded from the computation of diluted earnings per common share for the three and nine months ended September 30, 2013 and 2012 because their exercisability is conditioned on future events.

The following table shows how we computed basic and diluted EPS for the three and nine month periods ended September 30, 2013 and 2012.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except earnings per share data)	2013	2012	2013	2012
Net (loss) income	$(1,101)	$3,359	$(7,412)	$10,537
Accumulated declared and undeclared dividends on preferred stock	(274)	(241)	(812)	(241)

Net (loss) income allocable to common shareholders(A)	$(1,375)	$3,118	$(8,224)	$10,296

Weighted average outstanding shares of common stock(B)	18,923	16,669	18,195	14,954
Dilutive effect of convertible preferred stock, employee stock options and warrants	—	2,502	—	2,420

Common stock and common stock equivalents(C)	18,923	19,171	18,195	17,374

(Loss) income per common share:
Basic (A/B)	$(0.07)	$0.19	$(0.45)	$0.69
Diluted (A/C)	$(0.07)	$0.18	$(0.45)	$0.61

11.	Business Segment Information

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

11.	Business Segment Information (Cont.)

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

The following table sets forth information regarding the interest income and noninterest income of our commercial banking and mortgage banking segments, respectively, for the nine months ended September 30, 2013 and 2012.

(Dollars in thousands)	Commercial	Mortgage	Other	Total
Net interest income for the period ended:
September 30,
2013	$21,638	$1,214	$(224)	$22,628
2012	$22,754	$2,997	$(333)	$25,418
Noninterest income for the period ended:
September 30,
2013	$436	$4,624	$(36)	$5,024
2012	$2,957	$22,148	$—	$25,105
Segment Assets at:
September 30, 2013	$833,495	$52,064	$43,191	$928,750
December 31, 2012	$940,748	$99,829	$13,364	$1,053,941

12.	Subsequent Events

As discussed in Note 2, on October 31, 2013, the DBO terminated the DBO Order.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Pacific Mercantile Bancorp is a bank holding company (“PMBC”) which owns all of the stock of Pacific Mercantile Bank (the “Bank”), which is a commercial bank that provides a full range of banking services to small and medium-size businesses and to professionals and the general public in Orange, Los Angeles, San Bernardino and San Diego counties, in Southern California. The Bank also operates a direct-to-consumer retail mortgage banking business, originating and funding residential mortgage loans and selling those loans, generally within the succeeding 30 days, into the secondary mortgage market. Substantially all of our operations are conducted and substantially all of our assets are owned by the Bank, which accounts for substantially all of our consolidated revenues, expenses and operating income. During the first quarter of 2013, we also organized a new wholly owned subsidiary, PM Asset Resolution, Inc. (“PMAR”), for the sole purpose of purchasing certain non-performing loans and other real estate from the Bank and thereafter collecting on or disposing of those assets. For ease of reference, we will sometimes refer to PMBC, the Bank and PMAR together as the “Company” or as “we”, “us” or “our”.

The following discussion presents information about (i) our consolidated results of operations for the three and nine month periods ended September 30, 2013 and comparisons of those results with our results of operations for the corresponding three and nine month periods of 2012, and (ii) our consolidated financial condition, liquidity and capital resources at September 30, 2013. The information in the following discussion should be read in conjunction with our interim consolidated financial statements and the notes thereto included elsewhere in this Report.

Forward-Looking Information

Statements contained in this Report that are not historical facts or that discuss our expectations, beliefs or views regarding our future operations or future financial performance, or financial or other trends in our business or in the markets in which we operate, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. Often, they include words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “project,” “forecast” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could,” or “may.” The information contained in such forward-looking statements is based on current information available to us and on assumptions that we make about future economic and market conditions and other events over which we do not have control. In addition, our business and the markets in which we operate are subject to a number of risks and uncertainties. Such risks and uncertainties, and the occurrence of events in the future or changes in circumstances that had not been anticipated, could cause our financial condition or actual operating results in the future to differ materially from our expected financial condition or operating results that are set forth in the forward-looking statements contained in this Report and could, therefore, also affect the price performance of our shares.

In addition to the risk of incurring loan losses, which is an inherent risk of the banking business, these risks and uncertainties include, but are not limited to, the following: the risk that the economic recovery in the United States, which is still relatively fragile, will be adversely affected by domestic or international economic conditions, which could cause us to incur additional loan losses and adversely affect our results of operations in the future; uncertainties and risks with respect to the effects that our compliance with the Federal Reserve Bank regulatory agreement (the “FRB Agreement”) will have on our business and results of operations because, among other things, the FRB Agreement imposes restrictions on our operations and our ability to grow our banking franchise, and the risk of potential future supervisory action against us or the Bank by the Federal Reserve Bank if we are unable to meet the requirements of the FRB Agreement; the risk that our results of operations in the future will continue to be adversely affected by our exit from the wholesale mortgage lending business and the risk that our commercial banking business will not generate the additional revenues needed to fully offset the decline in our mortgage banking revenues within the next two to three years; the risk that our interest margins and, therefore, our net interest income will be adversely affected by changes in prevailing interest rates; the risk that we will not succeed in further reducing our remaining nonperforming assets, in which event we would face the prospect of further loan charge-offs and write-downs of other real estate owned and would continue to incur expenses associated with the management and disposition of those assets; the risk that we will not be able to manage our interest rate risks effectively, including the additional interest rate risks associated with our residential mortgage lending business, in which event our operating results could be harmed; the prospect that government regulation of banking and other financial services organizations will increase, causing our costs of doing business to increase and restricting our ability to take advantage of business and growth opportunities. Additional information regarding these and other risks and uncertainties to which our business is subject is contained in our Annual Report on Form 10-K for the year ended December 31, 2012 (the

“2012 10-K”) that we filed with the SEC on March 20, 2013, and readers of this report are urged to review the additional information contained in those reports. We urge you to read those risk factors in conjunction with your review of the following discussion and analysis of our results of operations for the three and nine month periods ended, and our financial condition at, September 30, 2013.

Due to the risks and uncertainties we face, readers are cautioned not to place undue reliance on the forward-looking statements contained in this Report, which speak only as of the date of this Report, or to make predictions about future performance based solely on historical financial performance. We also disclaim any obligation to update forward-looking statements contained in this Report as a result of new information, future events or otherwise, except as may otherwise be required by law or NASDAQ rules.

Overview of Operating Results in the Three and Nine Months Ended September 30, 2013

The following table provides comparative information with respect to our results of operations for the three and nine month periods ended September 30, 2013 and 2012, respectively.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	2013 vs. 2012	2013	2012	2013 vs. 2012
	Amount	Amount	% Change	Amount	Amount	% Change
	(Dollars in thousands, except per share data)
Interest income	$9,039	$11,374	(20.5)%	$26,845	$32,037	(16.2)%
Interest expense	1,209	2,115	(42.8)%	4,217	6,619	(36.3)%

Net interest income	7,830	9,259	(15.4)%	22,628	25,418	(11.0)%
Provision for loan losses	—	500	(100.0)%	1,150	1,950	(41.0)%

Net interest income after provision for loan losses	7,830	8,759	(10.6)%	21,478	23,468	(8.5)%
Noninterest income	1,598	9,951	(83.9)%	5,024	25,105	(80.0)%
Noninterest expense	10,529	13,407	(21.5)%	35,843	39,326	(8.9)%

Income (loss) before income taxes	(1,101)	5,303	(120.8)%	(9,341)	9,247	(201.0)%

Income tax benefit	—	1,944	(100.0)%	(1,929)	(1,290)	(49.5)%

Net income (loss)	(1,101)	3,359	(132.8)%	(7,412)	10,537	(170.3)%
Accumulated declared dividends on preferred stock	—	—	N/A	(538)	—	N/A
Accumulated undeclared dividends on preferred stock	(274)	(241)	13.7%	(274)	(241)	13.7%

Net income (loss) allocable to common shareholders	$(1,375)	$3,118	(144.1)%	$(8,224)	$10,296	(179.9)%

Net income per common share
Basic	$(0.07)	$0.19	(136.8)%	$(0.45)	$0.69	(165.2)%
Diluted	$(0.07)	$0.18	(138.9)%	$(0.45)	$0.61	(173.8)%
Weighted average number of shares outstanding
Basic	18,923,003	16,669,350	13.5%	18,195,229	14,954,413	21.7%
Diluted	18,923,003	19,170,781	(1.3)%	18,195,229	17,374,156	4.7%

Results of Operations in the Three and Nine Months ended September 30, 2013.

The net loss in the three months ended September 30, 2013 was primarily attributable to a decrease in noninterest income of $8.4 million, or 83.9%, and a decline in net interest income of $1.5 million, or 15.4%, as compared to the same three months ended September 30, 2012. The net loss in the nine months ended September 30, 2013 was primarily attributable to a decrease in noninterest income of $20.1 million, or 80.0%, and a decline in net interest income of $2.8 million, or 11.0%, as compared to the same nine month period of 2012.

The decreases in noninterest income were primarily attributable to decreases in mortgage banking revenues of $8.1 million, or 88.1%, in the three months ended September 30, 2013 and $17.7 million, or 80.1%, in the nine months ended September 30, 2013, in each case as compared to the same respective periods of 2012, which were primarily the result of our exit from the wholesale residential mortgage loan business in late August 2012.

The declines in net interest income were due to decreases in interest income of $2.4 million, or 20.5%, and $5.2 million, or 16.2%, in the three and nine months ended September 30, 2013, respectively, partially offset by decreases of $906,000, or 42.8%, and $2.4 million, or 36.3%, respectively, in interest expense, in each case as compared to the same respective periods of 2012. The decrease in interest income in the three months ended September 30, 2013 was primarily attributable to (i) a decline in loan demand and (ii) a decline in interest earned on loans as a result of actions taken by the Federal Reserve Board designed to keep interest rates low. The decrease in interest income in the nine months ended September 30, 2013 was primarily attributable to an overall decrease in interest rates, also as a result primarily of the actions of the Federal Reserve Board, and, to a lesser extent, decreases in loan volume and in the volume of securities held for sale. The decreases in interest expense in the three and nine months ended September 30, 2013 were due primarily to a combination of declines in the rates of interest paid on higher priced time deposits and on money market and savings deposits and decreases in the volume of higher priced time deposits and Federal Home Loan Bank (“FHLB”) borrowings.

Outlook for the Three Months Ending December 31, 2013

As previously reported, effective August 31, 2012 we exited the wholesale residential mortgage loan business. As a result, our mortgage banking division is currently engaged in the direct-to-consumer retail mortgage business in which we originate mortgage loans directly from consumers seeking to refinance existing mortgage loans or finance the purchase of residential real estate. The decision to exit the wholesale mortgage business was made to enable us (i) to redeploy some of our capital resources, which had been committed to the wholesale mortgage business, to our core commercial lending business, (ii) to reduce and control our staffing costs and operating expenses, which had grown significantly to a large extent as a result of the growth of the wholesale mortgage business, and (iii) to manage and limit interest rate and other risks inherent in a residential mortgage lending business. As discussed above, the losses we incurred in the three and nine months ended September 30, 2013 were primarily attributable to our exit from the wholesale residential mortgage loan business, which also is expected to adversely affect our results of operations during the remainder of 2013.

Financial Ratios. The following table sets forth our net interest margin for the three and nine months ended September 30, 2013 and 2012, and the return on average assets and average shareholders’ equity for the same respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net interest margin(1)(2)	3.58%	3.56%	3.25%	3.38%
Return on average assets(1)	(0.48)%	1.22%	(1.01)%	1.32%
Return on average shareholders’ equity(1)	(3.86)%	10.90%	(8.40)%	14.51%

(1)	Annualized.
(2)	Net interest income expressed as a percentage of total average interest earning assets.

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

Our critical accounting policies consist of the accounting policies and practices we follow in determining (i) the sufficiency of the allowance we establish for loan losses, (ii) the fair values of our investment securities that we hold for sale and financial instruments related to our mortgage banking assets and liabilities, and (iii) the amount of our deferred tax asset, consisting primarily of tax loss carryforwards and tax credits that we believe will be able to use to offset income taxes in future periods. There were no significant changes in the Company’s critical accounting policies or their application during the nine months ended September 30, 2013, as compared to our critical accounting policies in effect as of December 31, 2012. Information regarding our critical accounting policies in effect as of December 31, 2012 is contained in the sections captioned “Critical Accounting Policies” and “Allowance for Loan Losses” in Item 7, entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our 2012 10-K.

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

The following table sets forth our interest income, interest expense and net interest income (in thousands of dollars) and our net interest margin for the three and nine months ended September 30, 2013 and 2012, respectively:

	Three Months Ended September 30,			Nine Months Ended September 30,
	Amount	Amount	Amount	Amount	Amount	Percentage Change
	2013	2012	2013 vs. 2012	2013	2012	2013 vs. 2012
Interest income	$9,039	$11,374	(20.5)%	$26,845	$32,037	(16.2)%
Interest expense	1,209	2,115	(42.8)%	4,217	6,619	(36.3)%

Net interest income	$7,830	$9,259	(15.4)%	$22,628	$25,418	(11.0)%

Net interest margin	3.58%	3.56%		3.25%	3.38%

Our net interest income decreased by $1.5 million, or 15.4%, and by $2.8 million, or 11.0%, respectively, in the three and nine months ended September 30, 2013, as compared to the same respective periods of 2012, due to decreases in interest income of $2.4 million, or 20.5%, and $5.2 million, or 16.2%, respectively, in the three and nine months ended September 30, 2013. Those decreases in interest income were partially offset by decreases in interest expense of $906,000, or 42.8%, and $2.4 million, or 36.3%, in the three and nine months ended September 30, 2013, respectively.

The decrease in interest income in the three months ended September 30, 2013 was primarily attributable to declines in loan demand and, to a lesser extent, declines in interest earned on loans as a result of actions taken by the Federal Reserve Board to keep interest rates low. The decrease in interest income in the nine months ended September 30, 2013 was primarily attributable to (i) an overall decrease in interest rates, also primarily as a result of the actions of the Federal Reserve Board, (ii) a decrease in loan demand, and (iii) a reduction in the volume of securities held for sale that was due primarily to sales and the maturities of, and payments on, such securities in the nine months ended September 30, 2013.

The decreases in interest expense in the three and nine months ended September 30, 2013 were due primarily to (i) a decision we made to reduce the rates of interest we pay on higher priced time deposits which resulted in a reduction in the volume of those deposits, thereby reducing our overall interest expense, (ii) declines in the interest rates we paid on money market and savings deposits due primarily to the actions of the Federal Reserve Board that were designed to keep interest rates low, and (iii) principal reduction payments we made on our outstanding FHLB borrowings.

Due primarily to the decreases in interest income in the three and nine months ended September 30, 2013, the average interest rate we earned on interest-earning assets decreased to 4.13% and 3.86%, respectively, from 4.37% and 4.27%, respectively, in the same periods of 2012.

Average Balances

Information Regarding Average Assets and Average Liabilities

The following tables set forth information regarding our average balance sheet, yields on interest earning assets, interest expense on interest-bearing liabilities, the interest rate spread and the interest rate margin for the three and nine months ended September 30, 2013 and 2012.

	Three Months Ended September 30,
	2013			2012
(Dollars in thousands)	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
Interest earning assets:
Short-term investments(1)	$52,383	$32	0.24%	$81,277	$52	0.25%
Securities available for sale and stock(2)	76,651	423	2.19%	107,315	553	2.05%
Loans(3)	739,640	8,584	4.60%	844,248	10,769	5.07%

Total earning assets	868,674	9,039	4.13%	1,032,840	11,374	4.37%
Noninterest earning assets	51,258			63,147

Total Assets	$919,932			$1,095,987

Interest-bearing liabilities:
Interest-bearing checking accounts	$34,009	24	0.28%	$26,435	21	0.32%
Money market and savings accounts	148,044	111	0.30%	174,255	344	0.79%
Certificates of deposit	354,547	860	0.96%	492,622	1,464	1.18%
Other borrowings	50,000	73	0.58%	65,391	140	0.85%
Junior subordinated debentures	17,527	140	3.17%	17,682	146	3.28%

Total interest-bearing liabilities	604,127	1,208	0.79%	776,385	2,115	1.08%

Noninterest-bearing liabilities	202,695			197,025

Total Liabilities	806,822			973,410
Shareholders’ equity	113,110			122,577

Total Liabilities and Shareholders’ Equity	$919,932			$1,095,987

Net interest income		$7,831			$9,259

Interest rate spread			3.34%			3.29%

Net interest margin			3.58%			3.56%

(1)	Short-term investments consist of federal funds sold and interest bearing deposits that we maintain at other financial institutions.
(2)	Stock consists of Federal Home Loan Bank Stock and Federal Reserve Bank of San Francisco Stock.
(3)	Loans include the average balance of nonaccrual loans.

	Nine Months Ended September 30,
	2013			2012
(Dollars in thousands)	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
Interest earning assets:
Short-term investments(1)	$108,231	$203	0.25%	$95,308	$181	0.25%
Securities available for sale and stock(2)	83,612	1,180	1.89%	113,834	1,822	2.14%
Loans(3)	739,142	25,462	4.61%	792,460	30,034	5.06%

Total earning assets	930,985	26,845	3.86%	1,001,602	32,037	4.27%
Noninterest earning assets	51,146			61,150

Total Assets	$982,131			$1,062,752

Interest-bearing liabilities:
Interest-bearing checking accounts	$33,327	68	0.27%	$27,528	62	0.30%
Money market and savings accounts	158,766	460	0.39%	177,555	1,096	0.82%
Certificates of deposit	404,639	3,044	1.01%	492,622	4,620	1.25%
Other borrowings	48,484	236	0.65%	65,391	404	0.83%
Junior subordinated debentures	17,578	409	3.11%	17,682	437	3.30%

Total interest-bearing liabilities	662,794	4,217	0.85%	780,778	6,619	1.13%

Noninterest-bearing liabilities	201,320			185,000

Total Liabilities	864,114			965,778
Shareholders’ equity	118,017			96,974

Total Liabilities and Shareholders’ Equity	$982,131			$1,062,752

Net interest income		$22,628			$25,418

Interest rate spread			3.01%			3.14%

Net interest margin			3.25%			3.38%

(1)	Short-term investments consist of federal funds sold and interest bearing deposits with that we maintain at other financial institutions.
(2)	Stock consists of Federal Home Loan Bank Stock and Federal Reserve Bank of San Francisco Stock.
(3)	Loans include the average balance of nonaccrual loans.

The following table sets forth the changes in our interest income, including loan fees, and interest expense in the three and nine months ended September 30, 2013, as compared to the same period of 2012, and the extent to which those changes were attributable to changes in (i) the volume of, or in the rates of interest earned on, interest-earning assets and (ii) the volume of, or the rates of interest paid on our interest-bearing liabilities.

	Three Months Ended September 30, 2013 vs. 2012			Nine Months Ended September 30, 2013 vs. 2012
	Increase (Decrease) due to:			Increase (Decrease) due to:
(Dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Short term investments(1)	$(18)	$(2)	$(20)	$24	$(2)	$22
Securities available for sale and stock(2)	(167)	37	(130)	(444)	(198)	(642)
Loans(3)	(1,265)	(920)	(2,185)	(1,943)	(2,629)	(4,572)

Total earning assets	(1,450)	(885)	(2,335)	(2,363)	(2,829)	(5,192)
Interest expense
Interest bearing checking accounts	6	(3)	3	12	(6)	6
Money market and savings accounts	(45)	(188)	(233)	(106)	(530)	(636)
Certificates of deposit	(365)	(239)	(604)	(748)	(828)	(1,576)
Borrowings	(28)	(38)	(66)	(92)	(76)	(168)
Junior subordinated debentures	(1)	(5)	(6)	(3)	(25)	(28)

Total interest bearing liabilities	(433)	(473)	(906)	(937)	(1,465)	(2,402)

Net interest income	$(1,017)	$(412)	$(1,429)	$(1,426)	$(1,364)	$(2,790)

(1)	Short-term investments consist of federal funds sold and interest bearing deposits that we maintain at other financial institutions.
(2)	Stock consists of Federal Home Loan Bank Stock and Federal Reserve Bank of San Francisco Stock.
(3)	Loans include the average balance of nonaccrual loans.

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

We employ economic models that are based on bank regulatory guidelines, industry standards and our own historical loan loss experience, as well as a number of more subjective qualitative factors, to determine both the sufficiency of the ALL and the amount of the provisions that we believe need to be made for potential loan losses. However, those determinations involve judgments and assumptions about trends in current economic conditions and other events that can affect the ability of borrowers to meet their loan obligations to us and a weighting among the quantitative and qualitative factors we consider in determining the amount of the ALL. Moreover, the duration and anticipated effects of prevailing economic conditions or trends can be uncertain and can be affected by a number of risks and circumstances that are outside of our ability to control. See the discussion below in this Item 2 under the caption “Financial Condition—Nonperforming Loans and the Allowance for Loan Losses”. If changes in economic or market conditions or unexpected subsequent events or changes in circumstances were to occur, or if changes were made to bank regulatory guidelines or industry standards that are used to assess the sufficiency of the ALL, it could become necessary for us to record additional, and possibly significant, charges to increase the ALL, which would have the effect of reducing our income or causing us to incur losses.

In addition, the Federal Reserve Bank of San Francisco (“FRBSF”) and the DBO, as an integral part of their examination processes, periodically review the adequacy of our ALL. These agencies may require us to make additional provisions for possible loan losses, over and above the provisions that we have already made, the effect of which would be to reduce our income or increase any losses we might incur.

At September 30, 2013, the ALL totaled $10.8 million, which was approximately $100,000, or 1%, lower than at December 31, 2012. The ALL activity in the first nine months of 2013 included net charge-offs of $1.2 million, which were offset by $1.2 million in loan loss provisions. The ratio of the ALL to total loans outstanding as of September 30, 2013 was 1.45% as compared to 1.49% as of December 31, 2012. On the basis of the methodologies we use to assess asset quality, bank regulatory guidelines and our historical loan loss history, we believe that the ALL was adequate at September 30, 2013 to cover potential losses in the loan portfolio.

Noninterest Income

The following table identifies the components of and the percentage changes in noninterest income in the three and nine months ended September 30, 2013, as compared to the same period of 2012:

	Three Months Ended September 30,			Nine Months Ended September 30,
	Amounts		Percent Change	Amounts		Percent Change
(Dollars in thousands)	2013	2012	2013 vs. 2012	2013	2012	2013 vs. 2012
Total other-than-temporary impairment of securities	$—	$—	N/M	—	$(25)	N/M
Portion of other-than-temporary impairment losses recognized in other comprehensive loss	—	—	N/M	—	52	N/M

Net impairment loss recognized in earnings	—	—	N/M	—	(77)	N/M
Service fees on deposits and other banking services	206	209	(1.4)%	598	687	(13.0)%
Mortgage banking (including net gains on sales of loans held for sale)	1,094	9,168	(88.1)%	4,401	22,149	(80.1)%
Net gains on sale of securities available for sale	21	937	(97.8)%	44	2,123	(97.9)%
Net gain on sale of other real estate owned	13	(560)	102.3%	4	(449)	100.9%
Other	264	197	34%	(23)	672	(103.4)%

Total noninterest income	$1,598	$9,951	(83.9)%	$5,024	$25,105	(80.0)%

As the table above indicates, noninterest income decreased by $8.4 million, or 83.9%, in the three months ended September 30, 2013 as compared to the same period in 2012, due primarily to a $8.1 million, or 88.1%, decrease in mortgage banking revenues. In the nine months ended September 30, 2013, noninterest income decreased by $20.1 million, or 80.0%, as compared to the same period in 2012, primarily as a result of a $17.7 million, or 80.1%, decrease in mortgage banking revenues and $2 million, or 97.9%, decrease in net gains on sales of securities available for sale.

The decreases in mortgage banking revenue in the three and nine months ended September 30, 2013, as compared to the same respective periods of 2012, were primarily attributable to our exit from the wholesale residential mortgage business in August 2012, which, as we previously reported, was expected to result in a significant decrease in our mortgage banking revenues during 2013. The $2 million decline in net gains on sales of securities in the first nine months of 2013 was due primarily to a decrease of $179 million in volume of sales of such securities in the nine months ended September 30, 2013, from approximately $186 million in the same nine month period in 2012. Sales of securities available for sale can vary, sometimes materially, from period to period primarily in response to changes in market rates of interest.

Noninterest Expense

The following table compares the amounts of the principal components of noninterest expense in the three and nine months ended September 30, 2013 and 2012.

	Three Months Ended September 30,			Nine Months Ended September 30,
	Amounts		Percentage Change	Amounts		Percentage Change
(Dollars in thousands)	2013	2012	2013 vs. 2012	2013	2012	2013 vs. 2012
Salaries and employee benefits	$6,216	$7,349	(15.4)%	$19,095	$19,497	(2.1)%
Occupancy	688	684	0.6%	2,057	2,005	2.6%
Equipment and depreciation	473	460	2.8%	1,588	1,378	15.2%
Data processing	198	187	5.9%	596	562	6.0%
FDIC expense	391	592	(34.0)%	1,483	1,751	(15.3)%
Other real estate owned expense	388	1,068	(63.7)%	3,627	4,769	(23.9)%
Professional fees	656	1,030	(36.3)%	3,224	3,659	(11.9)%
Mortgage related loan expense(1)	280	733	(61.8)%	1,024	2,011	(49.1)%
Provision for contingencies	(23)	80	(128.8)%	(562)	419	(234.1)%
Business Development	285	162	75.9%	560	641	(12.6)%
Advertising	166	178	(6.7)%	498	422	18%
Insurance	145	127	14.2%	441	360	22.5%
Other operating expense(2)	666	757	(12.0%	2,212	1,852	19.4%

Total noninterest expense	$10,529	$13,407	(21.5)%	$35,843	$39,326	(8.9)%

(1)	Mortgage related loan expenses consist primarily of repurchase provision expense, appraisal, underwriting and document expense.
(2)	Other operating expenses consist of telephone, investor relations, charges for promotional, regulatory expenses, insurance premiums and correspondent bank fees.

As the above table indicates, noninterest expense decreased by $2.9 million, or 21.5%, in the three months ended September 30, 2013, as compared to the same three months of 2012. This decrease was primarily attributable to (i) a $1.1 million, or 15.4%, decrease in compensation related expense primarily as a result of staffing reductions in the mortgage lending division from September 30, 2012, (ii) a $680,000 reduction in other real estate owned (“OREO”) expenses due to the continued decline of the Bank’s OREO inventory, (iii) a $453,000 decrease in mortgage related expenses due primarily to the reduction in mortgage loan originations resulting from our exit from the wholesale mortgage lending business in August 2012, (iv) a $374,000 decrease in professional fees due to the settlement of certain lawsuits and a decline in nonperforming loans, (v) a reduction of $201,000 in FDIC insurance expense due to a decline in deposit accounts, and (vi) a $103,000 reduction in the reserve for contingencies made possible by settlements of certain lawsuits. Those decreases were partially offset by a $123,000, or 75.9%, increase in business development expenses in the three months ended September 30, 2013, as compared to the same three months of 2012.

In the nine months ended September 30, 2013, noninterest expense decreased by $3.5 million, or 8.9%, as compared to the same nine months of 2012. That decrease was primarily attributable to (i) a $1.1 million, or 23.9%, decrease in OREO expense primarily as a result of the decrease in OREO, (ii) a $981,000, or 234.1%, reduction in contingency reserves due to the entry of a favorable judgment in one lawsuit, (iii) a $987,000, or 49.1%, decrease in mortgage related expenses due primarily to the reduction in mortgage loan originations resulting from our exit from the wholesale mortgage lending business in August 2012, (iv) a $435,000, or 11.9%, reduction in professional fees, and (v) a $402,000, or 2.1%, decrease in compensation related expenses. Those decreases were partially offset by a $368,000, or 19.8%, increase in other operating expenses, and a $210,000, or 15.2%, increase in equipment expense incurred primarily in connection with infrastructure upgrades during this year’s first quarter.

A measure of our ability to control noninterest expense is our efficiency ratio, which is the ratio of noninterest expense to net revenue (net interest income plus noninterest income). As a general rule, a lower efficiency ratio indicates an ability to generate increased revenue without a commensurate increase in staffing, equipment and third party services and, therefore, would be indicative of greater operational efficiencies. Due to the substantial decreases in noninterest income, primarily attributable to our exit from the wholesale residential mortgage business, our efficiency ratios grew to 111.8% and 129.6% in the three and nine months ended September 30, 2013, respectively, from 69.8% and 77.8%, respectively, in the corresponding three and nine month periods of 2012.

Provision for (Benefit from) Income Tax

For the three months ended September 30, 2012, the company did not record a benefit or provision for income taxes as compared to a tax provision of $1.9 million for the same period in 2012.

For the nine months ended September 30, 2013 we recorded a tax benefit of $1.9 million as compared to a tax benefit of $1.3 million in the same period of 2011. During the nine months ended September 30, 2012 we released the remaining valuation allowance, in the amount of $5.0 million, which had been established against our deferred tax asset by means of charges to the provision for income taxes in prior years. The release of the valuation allowance was based on an assessment we made in the second quarter of 2012 that, due primarily to the taxable earnings we have been generating from operations since the quarter ended December 31 2010, it had become more likely than not that we would be able to use the income tax benefits comprising our deferred tax asset, in their entirety, to offset or reduce taxes in future periods.

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

The table below sets forth information concerning our rate sensitive assets and liabilities at September 30, 2013. The assets and liabilities are classified by the earlier of maturity or repricing dates in accordance with their contractual terms. As described above, certain shortcomings are inherent in the method of analysis presented in this table.

(Dollars in thousands)	Three Months or Less	Through Twelve Months	Over One Year Through Five Years	Over Five Years	Non- Interest- Bearing	Total
Assets
Interest-bearing time deposits in other financial institutions	$2,174	$249	$—	$—	$—	$2,423
Investment in unconsolidated trust subsidiaries	—	—	—	—	—	—
Securities available for sale	9,286	7,871	29,725	19,997	—	66,879
Federal Reserve Bank of San Francisco and Federal Home Loan Bank stock	8,521	—	—	—	—	8,521
Interest bearing deposits with financial institutions	35,150	—	—	—	—	35,150
Loans held for sale, at fair value	11,667	—	—	—	—	11,667
Loans, gross	306,055	50,712	294,576	94,635	—	745,978
Noninterest earning assets, net	—	—	—	—	58,132	58,132

Total assets	$372,853	$58,832	$324,301	$114,632	$58,132	$928,750

Liabilities and Shareholders’ Equity
Noninterest-bearing deposits	$—	$—	$—	$—	$197,773	$197,773
Interest-bearing deposits(1)(2)	270,819	185,894	42,863	—	—	499,576
Borrowings	5,000	25,500	44,500	—	—	75,000
Junior subordinated debentures	17,527	—	—	—	—	17,527
Other liabilities	—	—	—	—	9,438	9,438
Shareholders’ equity	—	—	—	—	129,436	129,436

Total liabilities and shareholders’ equity	$293,346	$211,394	$87,363	$—	$336,647	$928,750

Interest rate sensitivity gap	$79,506	$(152,562)	$236,938	$114,954	$(278,806)	$—

Cumulative interest rate sensitivity gap	$79,506	$(73,056)	$163,882	$278,836	$—	$—

Cumulative % of rate sensitive assets in maturity period	40%	46%	81%	94%	100%

Rate sensitive assets to rate sensitive liabilities and shareholders’ equity	127%	28%	371%	—%	17%

Cumulative ratio	127%	86%	128%	147%	100%

(1)	Excludes noninterest bearing accounts that we maintain at the Bank totaling $15.0 million.
(2)	Excludes a $250,000 certificate of deposit issued to us by the Bank, which matures January 2014.

At September 30, 2013, our rate sensitive balance sheet was shown to be in a negative twelve-month gap position. This would imply that our net interest margin would decrease in the short-term if interest rates were to rise and would increase in the short-term if interest rates were to fall. However, as noted above, the extent to which our net interest margin will be impacted by changes in prevailing interest rates will depend on a number of factors, including how quickly rate sensitive assets and liabilities react to interest rate changes, the mix of our interest earning assets (loans versus other lower yielding interest earning assets, such as securities or federal funds sold) and the mix of our interest bearing deposits (between, for example, lower interest core deposits and higher cost time certificates of deposit) and our other interest-bearing liabilities.

Financial Condition

Assets

Our consolidated assets totaled $929 million at September 30, 2013, which represents a $125 million, or 11.9%, decrease from our total consolidated assets of $1.054 billion at December 31, 2012. The decrease in assets is primarily due to a $44.1 million decrease in loans available for sale, to $11.7 million at September 30, 2013 from $55.8 million at December 31, 2012, and a $77.4 million decrease in cash and cash equivalents, to $50.8 million at September 30, 2013 from $128.2 million at December 31, 2012. The decline in cash and the cash equivalents resulted primarily from our funding of withdrawals of the time deposits we elected not to renew in the nine months ended September 30, 2013.

The following table sets forth the composition of our interest-earning assets (in thousands of dollars) at:

	September 30, 2013	December 31, 2012
Interest-bearing deposits with financial institutions(1)	$35,150	$115,952
Interest-bearing time deposits with financial institutions	2,423	2,423
Federal Reserve Bank of San Francisco and Federal Home Loan Bank Stock, at cost	8,521	10,284
Securities available for sale, at fair value	66,879	86,378
Loans held for sale	11,677	55,809
Loans (net of allowances of $10,795 and $10,881 at September 30, 2013 and December 31, 2012, respectively)	735,183	719,257

(1)	Includes interest-earning balances maintained at the Federal Reserve Bank of San Francisco.

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

	Nine Months Ended September 30, 2013	Year Ended December 31, 2012
Single family mortgage loans funded	$127,263	$933,214
Single family mortgage loans sold	170,747	937,201
Loans held for sale (LHFS)	11,677	55,809

The declines in mortgage loan fundings and sales of mortgage loans in the nine months ended September 30, 2013, as compared to mortgage loan fundings and sales of mortgage loans in the year ended December 31, 2012, are the result not only of the difference in the lengths of those periods, but also the result of our exit from the wholesale residential mortgage lending business in August 2012.

Effective December 1, 2011, we adopted ASU 825, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115, and, therefore, we elected to measure Loans held for sale (“LHFS”) originated on or after December 1, 2011 at fair value. Fair values of LHFS are based on quoted market prices, if available, prices for other traded mortgage loans with similar characteristics, purchase commitments, and bid information received from market participants. Gains and losses on LHFS at fair value are added to or charged, respectively, against mortgage banking revenues. Loan origination costs related to LHFS for which we elect the fair value option are recognized in noninterest expense when incurred.

Any net unrealized losses on loans carried at the lower of aggregate cost or market are required to be recognized through a valuation allowance established by a charge to income. Loan origination costs for LHFS carried at the lower of cost or market are capitalized as part of the carrying amount of the loans and recognized as a reduction of mortgage banking revenues upon the sale of such loans.

During the first quarter of 2012, we began selling a portion of the mortgage loans we originate directly to secondary market investors on a “mandatory commitment” basis, agreeing to sell a specified dollar amount of mortgage loans at an agreed-upon price within a specified timeframe in order to avail ourselves of more favorable pricing on loan sales to investors. In order to mitigate interest rate risk on loans subject to such mandatory commitments, when we lock the interest rate for the borrowers on those loans prior to funding, we also lock the price at which we will sell the loans to the investors and enter into a mortgaged backed to-be-announced (“TBA”) security. The mandatory commitment and the TBA security act as a hedge against market interest rate movements between the time the interest rate is locked and the loan is funded and sold into the secondary market. TBA securities are deemed to be derivatives and involve off-balance sheet financial risk. The contractual or notional amounts of the TBA securities are tied to the Bank’s mortgage loan origination volume and we bear a financial risk from such securities. The unrealized gains from the interest rate contracts and TBA security hedges were $584,000 and $393,000 for the three and nine months ended September 30, 2013, respectively. These gains or losses depend upon the value of the underlying financial instruments and are affected by changes in market rates of interest.

Loans

The following table sets forth the composition, by loan category, of our loan portfolio at September 30, 2013 and December 31, 2012, respectively:

	September 30, 2013		December 31, 2012
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial loans	$187,711	25.2%	$170,792	23.4%
Commercial real estate loans – owner occupied	168,828	22.6%	165,922	22.7%
Commercial real estate loans – all other	172,697	23.1%	150,189	20.6%
Residential mortgage loans – multi-family	97,759	13.1%	105,119	14.4%
Residential mortgage loans – single family	78,296	10.5%	87,263	11.9%
Land development loans	19,493	2.6%	24,018	3.3%
Consumer loans	21,515	2.9%	27,296	3.7%

Gross loans	746,299	100.0%	730,599	100.0%

Deferred fee (income) costs, net	(321)		(461)
Allowance for loan losses	(10,795)		(10,881)

Loans, net	$735,183		$719,257

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

The following table sets forth the maturity distribution of our loan portfolio (excluding consumer and residential mortgage loans) at September 30, 2013:

	September 30, 2013
(Dollars in thousands)	One Year or Less	Over One Year through Five Years	Over Five Years	Total
Real estate and land development loans(1)
Floating rate	$78,416	$75,671	$33,106	$187,193
Fixed rate	27,023	83,456	63,346	173,825
Commercial loans
Floating rate	39,237	1,457	—	40,694
Fixed rate	79,961	49,731	17,324	147,016

Total	$224,637	$210,315	$113,776	$548,728

(1)	Does not include mortgage loans on single and multi-family residences and consumer loans, which totaled $176.1 million and $21.5 million, respectively, at September 30, 2013.

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

The following table sets forth information regarding our nonperforming assets, as well as restructured loans, at September 30, 2013 and December 31, 2012:

(Dollars in thousands)	At September 30, 2013	At December 31, 2012
Nonaccrual loans:
Commercial loans	$7,128	$6,846
Commercial real estate	3,909	9,656
Residential real estate	414	839
Land development	403	314

Total nonaccrual loans	$11,854	$17,655

Loans past due 90 days and still accruing:
Total loans past due 90 days and still accruing	$—	$—

Other real estate owned (OREO):
Commercial real estate	$13,291	$12,944
Residential real estate	1,867	—
Construction and land development	629	4,766

Total other real estate owned	$15,787	$17,710

Other nonperforming assets:
Asset backed security	781	900

Total other nonperforming assets	$781	$900

Total nonperforming assets	$28,422	$36,265

Restructured loans:
Accruing loans	$13,884	$21,595
Nonaccruing loans (included in nonaccrual loans above)	7,884	5,637

Total restructured loans	$21,768	$27,232

As the above table indicates, nonaccrual loans decreased by approximately $5.8 million, or 33%, to $11.9 million at September 30, 2013, from $17.7 million at December 31, 2012, primarily due to (i) the restoration to accrual status of a $2.0 million commercial real estate loan as a result of a history of principal and interest payments in accordance with previously modified terms of the loan, (ii) the foreclosure of $5.6 million of nonperforming loans, comprised primarily of commercial real estate loans, and their resulting transfer to OREO, (iii) $2.5 million of impairment write-downs based on loan impairment analyses we conducted of nonperforming loans, and (iv) offset by $4.3 million of commercial loans added to nonaccrual status. We have allocated specific reserves within the ALL to provide for losses we may incur on nonaccrual loans, and we have established specific reserves on OREO.

Information Regarding Impaired Loans. At September 30, 2013, loans deemed impaired totaled $25.7 million as compared to $39.3 million at December 31, 2012. We had an average investment in impaired loans of $33.2 million for the nine months ended September 30, 2013 as compared to an average investment in impaired loans of $34.8 million for the 12 months ended December 31, 2012. The interest that would have been earned during the nine months ended September 30, 2013 had the nonaccruing impaired loans remained current in accordance with their original terms was approximately $347,000.

The following table sets forth the amount of impaired loans to which a portion of the ALL has been specifically allocated, and the aggregate amount so allocated, in accordance with ASC 310-10, and the amount of the ALL and the amount of impaired loans for which no such allocations were made, in each case at September 30, 2013 and December 31, 2012, respectively:

	September 30, 2013			December 31, 2012
Impaired Loans	Loans	Reserves for Loan Losses	% of Reserves to Loans	Loans	Reserves for Loan Losses	% of Reserves to Loans
(Dollars in thousands)
Impaired loans with specific reserves	$5,289	$2,367	44.8%	$4,398	$2,448	55.7%
Impaired loans without specific reserves	20,449	—	—	34,853	—	—

Total impaired loans	$25,738	$2,367	9.2%	$39,251	$2,448	6.2%

Allowance for Loan Losses. The ALL totaled $10.8 million, representing 1.45% of loans outstanding, at September 30, 2013, as compared to $10.9 million, or 1.49%, of loans outstanding at December 31, 2012.

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

The following table compares the total amount of loans outstanding, and the allowance for loan losses, by loan category, in each case, in thousands of dollars, and certain related ratios, as of September 30, 2013 and December 31, 2012.

(Dollars in thousands)			Increase (Decrease)
	September 30, 2013	December 31, 2012	September 30, 2013 to December 31, 2012
Commercial loans	$187,711	$170,792	$16,919
Loans impaired(1)	12,064	16,180	(4,116)
Loans 90 days past due	1,402	4,295	(2,893)
Loans 30 days past due	4,977	2,099	2,878
Allowance for loan losses
General component	$4,685	$3,912	$773
Specific component(1)	2,367	2,428	(61)

Total allowance	$7,052	$6,340	$712
Ratio of allowance to loan category	3.76%	3.71%	.05%
Real estate loans:	$439,284	$421,230	$18,054
Loans impaired(1)	12,857	21,918	(9,061)
Loans 90 days past due	2,117	5,831	(3,714)
Loans 30 days past due	—	—	—
Allowance for loan losses
General component	2,677	3,487	(810)
Specific component(1)	—	—	—

Total allowance	$2,677	$3,487	$(810)
Ratio of allowance to loan category	0.61%	0.83%	0.22%
Land development	$19,493	$24,018	$(4,525)
Loans impaired(1)	403	314	89
Loans 90 days past due	—	314	(314)
Loans 30 days past due	—	—	—
Allowance for loan losses
General component	$262	$248	$14
Specific component(1)	—	—	—

Total allowance	$262	$248	$14
Ratio of allowance to loan category	1.34%	1.03%	0.31%
Consumer loans and single family mortgages	$99,811	$114,559	$(14,748)
Loans impaired(1)	414	839	(425)
Loans 90 days past due	—	359	(359)
Loans 30 days past due	—	637	(637)
Allowance for loan losses
General component	$804	$806	$(2)
Specific component(1)	—	—	—

Total allowance	$804	$806	$(2)
Ratio of allowance to loan category	0.81%	0.70%	0.11%
Total loans outstanding	$746,299	$730,599	$15,700
Loans impaired(1)	25,738	39,251	(13,513)
Loans 90 days past due	3,519	10,799	(7,280)
Loans 30 days past due	4,977	2,736	2,241
Allowance for loan losses
General component	$8,428	$8,453	$(25)
Specific component(1)	2,367	2,428	(61)

Total allowance	$10,795	$10,881	$(86)
Ratio of allowance to total loans outstanding	1.45%	1.49%	(.04)%

(1)	Amounts in impaired loans and in specific components include nonperforming delinquent loans.

We classify our loan portfolios using internal credit quality ratings. The following table provides a summary of loans by portfolio type and the Company’s internal credit quality ratings as of September 30, 2013 and December 31, 2012.

(Dollars in thousands)	September 30, 2013	December 31, 2012	Increase (Decrease)
Pass:
Commercial loans	$171,746	$146,952	$24,794
Commercial real estate loans – owner occupied	165,332	162,689	2,643
Commercial real estate loans – all other	156,696	135,274	21,422
Residential mortgage loans – multi family	92,527	104,747	(12,220)
Residential mortgage loans – single family	76,696	84,237	(7,541)
Land development loans	10,998	12,461	(1,463)
Consumer loans	21,515	27,296	(5,781)

Total pass loans	$695,510	$673,656	$21,854

Special Mention:
Commercial loans	$210	$2,381	$(2,171)
Commercial real estate loans – owner occupied	—	—	—
Commercial real estate loans – all other	3,730	3,859	(129)
Residential mortgage loans – multi family	5,232	373	4,859
Residential mortgage loans – single family	—	990	(990)
Land development loans	—	8,201	(8,201)
Consumer loans	—	—	—

Total special mention loans	$9,172	$15,804	$(6,632)

Substandard:
Commercial loans	$14,794	$21,347	$(6,553)
Commercial real estate loans – owner occupied	3,495	3,232	263
Commercial real estate loans – all other	12,271	11,057	1,214
Residential mortgage loans – multi family	—	—	—
Residential mortgage loans – single family	1,600	2,036	(436)
Land development loans	8,495	3,355	5,140
Consumer loans	—	—	—

Total substandard loans	$40,655	$41,027	$(372)

Doubtful:
Commercial loans	$962	$112	$850
Commercial real estate loans – owner occupied	—	—	—
Commercial real estate loans – all other	—	—	—
Residential mortgage loans – multi family	—	—	—
Residential mortgage loans – single family	—	—	—
Land development loans	—	—	—
Consumer loans	—	—	—

Total doubtful loans	$962	$112	$850

Total Outstanding Loans, gross:	$746,299	$730,599	$15,700

As the above table indicates, loans totaled approximately $746 million at September 30, 2013, an increase of $15 million from $731 million at December 31, 2012. The disaggregation of the loan portfolio by risk rating in the table above reflects the following changes between December 31, 2012 and September 30, 2013:

•	Loans rated “pass” totaled $695 million, an increase of approximately $22 million from December 31, 2012. The increase stems mainly from net new loan growth of $15 million and upgrades from “special mention” of $3.5 million in real estate loans.

•	Loans rated “special mention” decreased by $6.6 million to $9.2 million at September 30, 2013 from $15.8 million at December 31, 2012. The decrease was primarily the result of the downgrade of a $10.7 million loan relationship in current status, comprised of $9.5 million in commercial real estate loans-all other and a $1.1 million commercial loan, offset by net additions to “pass” grade.

•	Loans rated “substandard” totaled $41.0 million at September 30, 2013 and December 31, 2012. The primary changes included $11.4 million of loans transferred from “special mention” and $5.1 million of loans from “pass” to “substandard”, partially offset by $3.1 million of loan charge-offs, a note sale of $4.8 million in commercial real estate and the foreclosure and transfer to OREO of $5.6 million of real estate loans during the nine months ended September 30, 2013.

We use a rolling eight quarter loss migration analysis to determine the loss factors we will apply to each of the above-described loan classification categories. As a result, for purposes of determining applicable loss factors at September 30, 2013, our migration analysis covered the period from September 30, 2011 to September 30, 2013. That migration analysis resulted in a modest reduction in the loss factors in the quantitative component of our September 30, 2013 ALL analysis, which we believe was consistent with and reasonably reflects current economic conditions and the risks that were inherent in our loan portfolio at September 30, 2013.

The table below sets forth loan delinquencies, by quarter, from September 30, 2013 to September 30, 2012.

	2013			2012
(Dollars in thousands)	At September 30	At June 30	At March 31	At December 31	At September 30
Loans Delinquent:
90 days or more:
Commercial loans	$1,402	$756	$2,935	$4,295	$4,727
Commercial real estate	2,117	2,117	5,043	5,831	3,863
Residential mortgages	—	—	735	359	348
Land development loans	—	—	—	314	—

	3,519	2,873	8,713	10,799	8,938

30-89 days:
Commercial loans	4,977	4,592	5,255	2,099	609
Commercial real estate	—	4,792	6,103	—	428
Residential mortgages	—	—	—	637	1,237
Land development loans	—	—	—	—	664
Consumer loans	—	—	—	—	5

	4,977	9,384	11,358	2,736	2,943

Total Past Due(1):	$8,496	$12,257	$20,071	$13,535	$11,881

(1)	Past due balances include nonaccrual loans.

As the above table indicates, total past due loans decreased by $5.0 million, to $8.5 million at September 30, 2013 from $13.5 million at December 31, 2012. Loans past due 90 days or more decreased by $7.3 million, to $3.5 million at September 30, 2013, from $10.8 million at December 31, 2012, primarily due to (i) the foreclosure and transfers to OREO of $5.6 million of real estate loans, and (ii) $1.9 million in loan charge offs during the nine months ended September 30, 2013.

Loans 30-89 days past due increased by $2.2 million to $5.0 million at September 30, 2013, from $2.7 million at December 31, 2012, primarily due to a bankruptcy filing on a $3.3 million commercial loan.

Set forth below is a summary of the transactions in the ALL in the nine months ended September 30, 2013 and the year ended December 31, 2012:

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013	Year Ended December 31, 2012
(Dollars in thousands)
Balance, beginning of period	$11,123	10,881	$15,627
Charged off loans	(558)	(3,476)	(8,574)
Recoveries on loans previously charged off	230	2,240	1,878
Provision for loan losses	—	1,150	1,950

Balance, end of period	$10,795	10,795	$10,881

As the above table indicates, at September 30, 2013 the ALL totaled $10.8 million, or 1.45% of the loans then outstanding. The ALL was approximately $100,000 lower than at December 31, 2012. We recorded net charge offs of $327,000 during the three months ended September 30, 2013 and $1.2 million during the first nine months of 2013. We did not record any provision for loan losses in the three months ended September 30, 2013, whereas we recorded a $1.15 million provision for loan losses for the nine months ended September 30, 2013. On the basis of the methodologies we use to assess asset quality, bank regulatory guidelines and our historical loan loss history, we believe that, at September 30, 2013, the ALL was adequate to cover potential losses in the loan portfolio at September 30, 2013.

Deposits

Average Balances of and Average Interest Rates Paid on Deposits

Set forth below are the average amounts of, and the average rates paid on, deposits in the three months ended September 30, 2013:

	Three Months Ended September 30, 2013
(Dollars in thousands)	Average Balance	Average Rate
Noninterest-bearing demand deposits	$181,537	—
Interest-bearing checking accounts	34,009	0.28%
Money market and savings deposits	148,044	0.30%
Time deposits	354,547	0.96%

Average total deposits	$718,137	0.55%

Deposit Totals. Deposits totaled $697 million at September 30, 2013 as compared to $845 million at December 31, 2012 and $880 million at September 30, 2012. The following table provides information regarding the mix of our deposits at September 30, 2013, December 31, 2012 and September 30, 2012, respectively:

	At September 30, 2013		At December 31, 2012		At September 30, 2012
(Dollars in thousands)	Amounts	Percent of Total Deposits	Amounts	Percent of Total Deposits	Amounts	Percent of Total Deposits
Core deposits
Noninterest bearing demand deposits	$197,773	28.4%	$170,259	20.1%	$187,570	21.3%
Savings and other interest-bearing transaction deposits	166,090	23.8%	194,215	23.0%	198,566	22.6%
Time deposits	333,486	47.8%	480,921	56.9%	494,058	56.1%

Total deposits	$697,349	100.0%	$845,395	100.0%	$880,194	100.0%

As indicated in the above table, as a percentage of total deposits at September 30, 2013, (i) noninterest bearing demand deposits increased to 28.4%, from 20.1% and 21.3% at December 31, 2012 and September 30, 2012, respectively, (ii) savings and other interest-bearing deposits increased to 23.8% from 23.0% and 22.6% at December 31, 2012 and September 30, 2012, respectively, and (iii) higher-priced time deposits decreased to 47.8% of total deposits from 56.9% and 56.1% respectively, at December 31, 2012 and September 30, 2013. The change in the mix of deposits during the 12 months ended September 30, 2013 contributed to the reduction in interest expense in the three and nine months ended September 30, 2013, as compared to the same respective periods of 2012. See “—Results of Operations—Net Interest Income” above in this Section of this Report.

Set forth below, in thousands of dollars, is a maturity schedule of domestic time certificates of deposit outstanding at September 30, 2013:

	At September 30, 2012
	Certificates of Deposit under $100,000	Certificates of Deposit of $100,000 or More
Maturities
Three months or less	$11,337	$84,048
Over three and through nine months	19,933	99,618
Over nine and through twelve months	13,174	59,277
Over twelve months	6,374	39,725

Total certificates of deposit	$50,818	$282,668

Liquidity

We actively manage our liquidity needs to ensure that sufficient funds are available to meet our needs for cash, including to fund new loans to and deposit withdrawals by our customers. We project the future sources and uses of funds and maintain liquid funds for unanticipated events. Our primary sources of cash include cash we have on deposit at other financial institutions, payments from borrowers on their loans, proceeds from sales or the maturities of securities held for sale, sales of residential mortgage loans, increases in deposits and increases in borrowings principally from the FHLB. The primary uses of cash include funding new loans and making advances on existing lines of credit, purchasing investments, including securities available for sale, funding new residential mortgage loans, funding deposit withdrawals and paying operating expenses. We maintain funds in overnight federal funds and other short-term investments to provide for short-term liquidity needs. We also have obtained credit lines from the FHLB and other financial institutions to meet any additional liquidity requirements we might have. See “—Borrowings and Contractual Obligations” below for additional information related to our borrowings from the FHLB.

Our liquid assets, which included cash and due from banks, federal funds sold, interest earning deposits that we maintain with financial institutions and unpledged securities available for sale (excluding Federal Reserve Bank of San Francisco and Federal Home Loan Bank stock) totaled $97 million, which represented 10% of total assets at September 30, 2013.

Cash Flow Provided by Operating Activities. In the nine months ended September 30, 2013, operating activities provided net cash of $29 million, comprised primarily of $176 million from sales of mortgages loans available for sale, partially offset by the use of $127 million to fund new mortgage loan originations. By contrast, operating activities used $80 million of cash in the nine months ended September 30, 2012 as mortgage loan originations, totaling $744 million, exceeded proceeds from sales of mortgage loans, which totaled $694 million. The decrease in mortgage loan originations in the nine months ended September 30, 2013 was due primarily to our exit from the wholesale residential mortgage business in August 2012.

Cash Flow Provided by Investing Activities. In the nine months ended September 30, 2013, investing activities provided net cash of $7 million, comprised primarily of $17 million from maturities of and principal payments received on securities available for sale and $7 million from sales of securities available for sale. In the nine months ended September 30, 2012, investing activities provided net cash of $67 million consisting primarily of $186 million of proceeds from sales of securities available for sale, and $29 million from the maturities of or payments of principal on securities available for sale, which more than offset the use of $118 million to purchase securities available for sale.

Cash Flow Used in Financing Activities. In the nine months ended September 30, 2013, we used $113 million in financing activities, comprised primarily of a $148 million decrease in deposits, consisting primarily of higher-priced time deposits, partially offset by a $20 million decrease in borrowings and $15 million of proceeds from the sale of 2,222,222 shares of our common stock, at a price of $6.75 per share, to Community BancFund L.P. and Carpenter Community BankFund-A L.P. (the “Carpenter Funds”) in March 2013. In the nine months ended September 30, 2012, financing activities provided cash of $54 million, comprised of increases of $25 million from the sale of shares of our common stock to the Carpenter Funds in April 2012, a net increase of $18 million in deposits, and an $11 million increase in borrowings.

Ratio of Loans to Deposits. The relationship between gross loans and total deposits can provide a useful measure of a bank’s liquidity. Since repayments of loans tend to be less predictable than the maturity of investments and other liquid resources, the higher the loan-to-deposit ratio the less liquid are a bank’s assets. On the other hand, since we realize greater yields on loans than we do on investments, a lower loan-to-deposit ratio can adversely affect our interest income and earnings. As a result, our goal is to achieve a loan-to-deposit ratio that appropriately balances the requirements of liquidity and the need to generate a fair return on our assets. At September 30, 2013 and December 31, 2012, the loan-to-deposit ratios were 97% and 86%, respectively.

Off Balance Sheet Arrangements

Loan Commitments and Standby Letters of Credit. In order to meet the financing needs of our customers, in the normal course of business we make commitments to extend credit and issue standby commercial letters of credit to or for our customers. At September 30, 2013 and December 31, 2012, we were committed to fund certain loans, including letters of credit, amounting to approximately $135 million and $118 million, respectively.

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

We believe that our cash and cash equivalent resources, together with available borrowings under our credit facilities with the FHLB, will be sufficient to enable us to meet any increases in demand for loans or in the utilization of outstanding loan commitments or standby letters of credit and any increase in deposit withdrawals that might occur in the foreseeable future.

Borrowings and Contractual Obligations

Borrowings. As of September 30, 2013, we had $30.5 million of outstanding short-term borrowings and $44.5 million of outstanding long-term borrowings that we had obtained from the FHLB. The following table sets forth the principal amounts of, the interest rates we pay on, and the maturity dates of these FHLB borrowings, which, together with securities sold under agreements to repurchase, had a weighted-average annualized interest rate of 0.62% during the third quarter of 2013.

Principal Amounts	Interest Rate	Maturity Dates	Principal Amounts	Interest Rate	Maturity Dates
(Dollars in thousands)
$5,000	0.41%	November 5, 2013	$4,500	0.78%	March 26, 2015
7,500	0.49%	March 3, 2014	5,000	0.76%	March 30, 2015
5,000	0.56%	March 26, 2014	10,000	0.61%	August 31, 2015
5,000	0.48%	April 14, 2014	5,000	0.61%	September 18, 2015
5,000	0.48%	May 6, 2014	5,000	0.57%	September 30, 2015
3,000	0.64%	September 26, 2014	5,000	1.08%	September 19, 2016
5,000	0.35%	October 9, 2014	5,000	0.96%	September 30, 2016

At September 30, 2013, U.S. Agency and mortgage backed securities, U.S. Government agency securities and collateralized mortgage obligations with an aggregate fair market value of $1.9 million, and $242 million of residential mortgage and other real estate secured loans were pledged to secure these FHLB borrowings, repurchase agreements, local agency deposits and treasury, tax and loan accounts.

The highest amount of borrowings outstanding at any month end in the quarter ended September 30, 2013 consisted of $75 million of borrowings from the FHLB. By comparison, the highest amount of borrowings outstanding at any month end in 2012 consisted of $69 million of FHLB borrowings.

Junior Subordinated Debentures. Pursuant to rulings of the Federal Reserve Board, bank holding companies were permitted to issue long term subordinated debt instruments that, subject to certain conditions, would qualify as and, therefore, augment capital for regulatory purposes. At September 30, 2013, we had outstanding approximately $17.5 million principal amount of 30-year junior subordinated floating rate debentures (the “Debentures”), of which $17 million qualified as Tier 1 capital for regulatory purposes as of September 30, 2013. See discussion below under the subcaption “—Capital Resources-Regulatory Capital Requirements.”

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

As we have previously reported, since July 2009 we have been required to obtain the prior approval of the FRBSF to make interest payments on the Debentures. Since September 2010, we have been unable to obtain such approvals. As a result, as of September 30, 2013, we had deferred 12 quarterly interest payments, totaling $1.0 million, on the $7.2 million of Debentures due in September, 2032, and 13 quarterly interest payments, totaling $948,000, on the $10.3 million of Debentures due in October, 2034. We cannot predict when or if the FRBSF will approve our resumption of such interest payments and until such approval can be obtained it will be necessary for us to continue deferring interest payments on the Debentures. Since we have the right, under the terms of the Debentures, to defer interest payments for up to twenty (20) quarters, the deferrals of interest payments to date have not, and any deferral of future interest payments through January, 2015, will not constitute a default under or with respect to the Debentures. However, if we are not able to obtain regulatory approval to pay all of the deferred interest payments by January, 2015, we would then be in default under the Debentures. For additional information regarding the restrictions on the payment by us of interest on the Debentures, as well as other regulatory restrictions that apply to us and the Bank under a regulatory agreement entered into with the FRBSF and a regulatory order issued by the California Department of Business Oversight, see “Capital Resources-Capital and Other Requirements under FRBSF Agreement and DBO Order” below in this section of this report and “Supervision and Regulation-Regulatory Action by the FRBSF and DBO” in Item 1 and “RISK FACTORS” in Item 1A in Part I of our 2012 10-K.

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

The following table sets forth information with respect to the major components of securities available for sale and a comparison of the amortized cost, estimated fair values and gross unrealized gains and losses, in each case, in thousands of dollars, as of September 30, 2013 and December 31, 2012:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Securities available for sale at September 30, 2013:
Mortgage backed securities issued by U.S. Agencies(1)	$62,324	$19	$(2,102)	$60,241
Collateralized non-agency mortgage obligations(1)	1,694	—	(51)	1,643
Asset backed securities(2)	2,247	—	(1,466)	781
Mutual funds(3)	4,214	—	—	4,214

Total securities available for sale	$70,479	$19	$(3,619)	$66,879

Securities available for sale at December 31, 2012:
Mortgage-backed securities issued by U.S. agencies(1)	$78,053	$553	$(160)	$78,446
Collateralized non-agency mortgage obligations(1)	2,599	87	(61)	2,625
Asset backed securities(2)	2,247	—	(1,347)	900
Mutual funds(3)	4,407	—	—	4,407

Total securities available for sale	$87,306	$640	$(1,568)	$86,378

(1)	Secured by closed-end first lien 1-4 family residential mortgages.
(2)	Comprised of a security that represents an interest in a pool of trust preferred securities issued by U.S.-based banks and insurance companies
(3)	Consists primarily of mutual fund investments in closed-end first lien 1-4 family residential mortgages.

At September 30, 2013, U.S. agencies and mortgage backed securities, U.S. government agency securities, collateralized mortgage obligations and time deposits with an aggregate fair market value of $10.5 million were pledged to secure FHLB borrowings, repurchase agreements, local agency deposits, to secure lines of credit at our correspondent banks and treasury, and tax and loan accounts.

The amortized costs, at September 30, 2013, of securities available for sale are shown in the following table, by contractual maturities and historical prepayments based on the prior three months of principal payments. Expected maturities will differ from contractual maturities and historical prepayments, particularly with respect to collateralized mortgage obligations, because borrowers may react to interest rate market conditions differently than the historical prepayment rates.

	September 30, 2013 Maturing in
	One year or less		Over one year through five years		Over five years through ten years		Over ten years		Total
(Dollars in thousands)	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield
Securities available for sale:
Mortgage-backed securities issued by U.S. Agencies	$9,286	1.48%	$26,761	1.48%	$18,376	1.49%	$7,902	1.53%	$62,325	1.49%
Collateralized non-agency mortgage obligations	—	—	1,068	3.37%	—	—	626	2.51%	1,694	3.05%
Municipal securities	—	—	—	—	—	—	—	—	—	—
Asset backed securities	—	—	—	—	—	—	2,247	—	2,247	—
Mutual funds	—	—	4,214	1.96%	—	—	—	—	4,214	1.96%

Total securities available for sale	$9,286	1.48%	$32,043	1.61%	$18,376	1.49%	$10,775	1.27%	$70,480	1.51%

The table below shows, as of September 30, 2013, the gross unrealized losses and fair values of our investments, aggregated by investment category, and the length of time that the individual securities have been in a continuous unrealized loss position.

	Securities with Unrealized Loss at September 30, 2013
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Mortgage backed securities issued by U.S. agencies	58,851	(2,101)	38	(1)	58,889	(2,102)
Collateralized non-agency mortgage obligations	624	(2)	1,019	(49)	1,643	(51)
Asset backed securities	—	—	781	(1,466)	781	(1,466)

Total temporarily impaired securities	$59,475	$(2,103)	$1,838	$(1,516)	$61,313	$(3,619)

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

The following table sets forth the capital and capital ratios of the Company (on a consolidated basis) and the Bank (on a stand-alone basis) at September 30, 2013, as compared to the respective regulatory requirements applicable to them.

	Actual		Applicable Federal Regulatory Requirement
			To be Categorized as Adequately Capitalized		To be Categorized as Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk Weighted Assets:
Company	$145,237	18.5%	$62,806	At least 8%	N/A	N/A
Bank	124,557	16.0%	61,912	At least 8%	$77,390	At least 10%
Tier 1 Capital to Risk Weighted Assets:
Company	$135,409	17.2%	$31,403	At least 4%	N/A	N/A
Bank	114,867	14.8%	30,956	At least 4%	$46,434	At least 6%
Tier 1 Capital to Average Assets:
Company	$135,409	14.9%	$36,271	At least 4%	N/A	N/A
Bank	114,867	12.8%	35,959	At least 4%	$44,949	At least 5%

At September 30, 2013, the Bank (on a stand-alone basis) continued to qualify as a well-capitalized institution, and the Company continued to exceed all required capital ratios, under the capital adequacy guidelines described above.

The Company’s consolidated total capital and Tier 1 capital, at September 30, 2013, includes an aggregate of $17 million principal amount of the $17.5 million of Junior Subordinated Debentures that we issued in 2002 and 2004. We contributed that amount to the Bank over the nine year period ended December 31, 2009, thereby providing it with additional cash to fund the growth of its banking operations and, at the same time, to increase its total capital and Tier 1 capital.

New Basel III Capital Rules

The current risk-based capital rules are based on the 1988 capital accord of the International Basel Committee on Banking Supervision (the “Basel Committee”), which is comprised of central banks and bank supervisors and regulators from the major industrialized countries. The Basel Committee develops broad policy guidelines for use by each country’s banking regulators in determining the banking supervisory policies and rules they apply. In December 2010, the Basel Committee issued a new set of international guidelines for determining regulatory capital, known as “Basel III”. In June 2012, the Federal Reserve Board issued, for public comment, three notices of proposed rulemaking that, if adopted, would result in significant changes to the regulatory risk-based capital and leverage requirements for banks and bank holding companies (“banking organizations”) in the United States consistent with the Basel III guidelines.

In July 2013, the Federal Reserve Board adopted final rules (the “New Capital Rules”) establishing a new comprehensive capital framework for U.S. banking organizations, and the FDIC adopted substantially identical rules on an interim basis. The rules implement the Basel Committee’s December 2010 framework for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act. The New Capital Rules substantially revise the risk-based capital requirements applicable to U.S. banking organizations, including the Company and the Bank, from the current U.S. risk-based capital rules, define the components of capital and address other issues affecting banking institutions’ regulatory capital ratios. The New Capital Rules also replace the existing approach used in risk-weighting of a banking organization’s assets with a more risk-sensitive approach. The New Capital Rules are effective for the Company and the Bank on January 1, 2015 (subject in the case of certain of those Rules to phase-in periods).

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

Under the New Capital Rules, the minimum capital ratios as of January 1, 2015 will be as follows:

CET-1 to risk-weighted assets	4.5%
Tier 1 capital (i.e., CET-1 plus Additional Tier 1) to risk – weighted assets	6.0%
Total capital (i.e., Tier 1 plus Tier 2) to risk-weighted assets	8.0%
Tier 1 capital to average consolidated assets as reported on consolidated financial statements (known as the “leverage ratio”)	4.0%

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

Capital and Other Requirements under FRBSF Agreement and DBO Order.

On August 31, 2010, the Company and the Bank entered into a regulatory agreement with the FRBSF (the “FRBSF Agreement”) and the Bank consented to the issuance, by the DBO, of a regulatory order (the “DBO Order”).

On October 31, 2013 the DBO terminated the DBO Order after concluding that the Bank had substantially complied with its terms.

The principal purposes of the FRBSF Agreement, which constitutes formal supervisory actions by the FRBSF, required the Company and the Bank to adopt and implement formal plans and take certain actions, as well as to continue implementing measures that we previously adopted, to address the adverse consequences that the economic recession and weakened state of the economy have had on the performance of our loan portfolio and our operating results and to increase our capital to strengthen our ability to weather any further adverse economic conditions that might arise in the future.

The FRBSF Agreement requires the Boards of Directors of the Company and the Bank to prepare and submit written plans to the FRBSF that address a number of matters, including improving the Bank’s position with respect to problem assets, maintaining adequate reserves for loan and lease losses in accordance with applicable supervisory guidelines, and improving the capital position of the Bank and the capital position of the Company. The Company may not declare or pay cash dividends, repurchase any of its shares, make interest or principal payments on its Junior Subordinated Debentures or incur or guarantee any debt without the prior approval of the FRBSF.

The FRBSF Agreement also required us to submit a capital plan to the FRBSF that would meet with its approval and then to implement that plan. Under the DBO Order, the Bank was required to achieve a ratio of adjusted tangible shareholders’ equity to its tangible assets of 9% by January 31, 2011, by raising additional capital, generating earnings or reducing the Bank’s tangible assets (subject to a 15% limitation on such a reduction) or a combination thereof and, upon achieving that ratio, to maintain at least a 9% ratio during the remaining term of the Order.

The Company and the Bank have made substantial progress with respect to the requirements of the FRBSF Agreement and both the Board and management are committed to achieving all of those requirements.

Among other things, on August 26, 2011, we sold to three institutional investors (the “Investors”) a total of 112,000 shares of a newly created Series B Convertible 8.4% Noncumulative Preferred Stock (the “Series B Shares”), at a price of $100.00 per share in cash, generating aggregate gross proceeds to the Company of $11.2 million. The Investors were SBAV LP, an affiliate of the Clinton Group, which purchased 75,000 Series B Shares, and Carpenter Community Bancfund L.P. and Carpenter Community Bancfund-A, L.P. (the “Carpenter Funds”) which, together, purchased a total of 37,000 Series B Shares. We contributed the net proceeds from the sale of those Series B Shares to the Bank, which enabled it to increase the ratio of its adjusted tangible shareholders’ equity to its tangible assets above 9% and thereby meet the capital requirements under the DBO Order.

As previously reported, on April 20, 2012 we sold to the Carpenter Funds a total of 4,201,278 shares of our common stock at a price of $6.26 per share in cash, generating aggregate gross proceeds to the Company of $26.3 million, which has further increased the amount of our Tier 1 capital. We then used $15.0 million of those proceeds to make a capital contribution to the Bank.

As a result of these capital contributions by us to, and the earnings generated by the Bank since 2011, the ratio of the Bank’s adjusted tangible shareholders’ equity to its tangible assets had increased to 12.4% at September 30, 2013.

Additional information regarding the FRBSF Agreement and the DBO Order is set forth in our 2012 10-K in the subsection of Item 1 thereof entitled “Supervision and Regulation—Regulatory Action by the FRBSF and DBO” and in Item 1A thereof entitled “RISK FACTORS”.

Also, as we previously reported, effective as of March 30, 2013, we sold a total of 2,222,222 shares of our common stock to the Carpenter Funds, at a price of $6.75 per share in cash, generating gross proceeds to us of $15 million. The purchase price of $6.75 per share of common stock was equal to the Company’s tangible book value per share of common stock as of December 31, 2012 and represented a 15% premium over the market price of our shares on the last trading day immediately preceding the date the sale was consummated. The proceeds from the sale of those shares were contributed by the Company to capitalize a new wholly-owned asset management subsidiary, which has used those proceeds to fund the purchase of $15.8 million of nonperforming loans and foreclosed real properties from the Bank.

Dividend Policy and Share Repurchase Programs. It is, and since the beginning of 2009 it has been, the policy of the Boards of Directors of the Company and the Bank to preserve cash to enhance their capital positions and the Bank’s liquidity. Moreover, since mid-2009, bank regulatory restrictions, including those under the FRBSF Agreement, have precluded the Company and the Bank from paying cash dividends, and we have been precluded from repurchasing our shares, without the prior approval of the FRBSF. Accordingly, we do not expect to pay dividends or make share repurchases at least for the foreseeable future.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined in Item 10 of Regulation S-K, we are not required to provided the information required by this item.

ITEM 4.	CONTROLS AND PROCEDURES

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, in connection with the filing of this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2013. Based on that evaluation, our CEO and CFO have concluded that, as of September 30, 2013, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive and Chief Financial Officers, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

We are not a party to, and none of our property is the subject of, any material legal proceeding, although we are from time to time party to legal actions that arise from time to time in the ordinary course of business.

ITEM 1A.	RISK FACTORS

There have been no material changes in our assessment of our risk factors from those set forth in our 2012 10-K.

ITEM 6.	EXHIBITS

The following documents are filed as Exhibits to this Quarterly Report on Form 10-Q:

Exhibit No.	Description of Exhibit

Exhibit 3.1	Articles of Incorporation of Pacific Mercantile Bancorp. (Incorporated by reference to the same numbered exhibit to the Company’s Registration Statement (No. 333-33452) on Form S-1 filed with the Commission on June 14, 2000.)

Exhibit 3.2	Certificate of Amendment of Articles of Incorporation of Pacific Mercantile Bancorp (Incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q dated August 14, 2001.)

Exhibit No.	Description of Exhibit

Exhibit 3.3	Certificate of Amendment of Articles of Incorporation of Pacific Mercantile Bancorp (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated January 26, 2012 and filed with the Commission on February 1, 2012.)

Exhibit 3.4	Certificate of Determination of Rights, Preferences, Privileges and Restrictions of Series A Convertible 10% Cumulative Preferred Stock of Pacific Mercantile Bancorp. (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (No. 000-30777) dated October 6, 2010.)

Exhibit 3.5	Certificate of Amendment of Certificate of Determination of Rights, Preferences, Privileges and Restrictions of the Series A Convertible 10% Cumulative Preferred Stock of Pacific Mercantile Bancorp. (Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K dated January 26, 2012 and filed with the Commission on February 1, 2012.)

Exhibit 3.6	Certificate of Determination of Rights, Preferences, Privileges and Restrictions of the Series B Convertible 8.4% Noncumulative Preferred Stock of Pacific Mercantile Bancorp. (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (No. 000-30777) dated August 22, 2011.)

Exhibit 3.7	Certificate of Determination of Rights, Preferences, Privileges and Restrictions of the Series C 8.4% Noncumulative Preferred Stock of Pacific Mercantile Bancorp. (Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K (No. 000-30777) dated August 22, 2011.)

Exhibit 3.8	Pacific Mercantile Bancorp Bylaws, Amended and Restated as of December 17, 2007. (Incorporated by reference to the same numbered exhibit to the Company’s Current Report on Form 8-K (No. 000-30777) dated December 18, 2007.)

Exhibit 10.1	2010 Equity Incentive Plan, as amended June 5, 2013

Exhibit 31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC MERCANTILE BANCORP

Date: November 13, 2013	By:	/S/ NANCY A. GRAY
Nancy A. Gray, Chief Financial Officer

S-1

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

Exhibit 3.1	Articles of Incorporation of Pacific Mercantile Bancorp. (Incorporated by reference to the same numbered exhibit to the Company’s Registration Statement (No. 333-33452) on Form S-1 filed with the Commission on June 14, 2000.)

Exhibit 3.2	Certificate of Amendment of Articles of Incorporation of Pacific Mercantile Bancorp (Incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q dated August 14, 2001.)

Exhibit 3.3	Certificate of Amendment of Articles of Incorporation of Pacific Mercantile Bancorp (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated January 26, 2012 and filed with the Commission on February 1, 2012.)

Exhibit 3.4	Certificate of Determination of Rights, Preferences, Privileges and Restrictions of Series A Convertible 10% Cumulative Preferred Stock of Pacific Mercantile Bancorp. (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (No. 000-30777) dated October 6, 2010.)

Exhibit 3.5	Certificate of Amendment of Certificate of Determination of Rights, Preferences, Privileges and Restrictions of the Series A Convertible 10% Cumulative Preferred Stock of Pacific Mercantile Bancorp. (Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K dated January 26, 2012 and filed with the Commission on February 1, 2012.)

Exhibit 3.6	Certificate of Determination of Rights, Preferences, Privileges and Restrictions of the Series B Convertible 8.4% Noncumulative Preferred Stock of Pacific Mercantile Bancorp. (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (No. 000-30777) dated August 22, 2011.)

Exhibit 3.7	Certificate of Determination of Rights, Preferences, Privileges and Restrictions of the Series C 8.4% Noncumulative Preferred Stock of Pacific Mercantile Bancorp. (Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K (No. 000-30777) dated August 22, 2011.)

Exhibit 3.8	Pacific Mercantile Bancorp Bylaws, Amended and Restated as of December 17, 2007. (Incorporated by reference to the same numbered exhibit to the Company’s Current Report on Form 8-K (No. 000-30777) dated December 18, 2007.)

Exhibit 10.1	2010 Equity Incentive Plan, as amended May 22, 2013

Exhibit 31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

E-1