Form 10-K
period 2013-12-31
PACIFIC MERCANTILE BANCORP
filed 2014-03-14
CIK 1109546

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Securities Exchange Act Rule 12b-2). Yes  ☐    No  ☒
The aggregate market value of voting shares held by non-affiliates of registrant as of the last business day of the registrant's most recently completed second fiscal quarter, which was determined on the basis of the closing price of registrant’s shares of common stock on June 28, 2013, was approximately $62,695,637.
As of March 12, 2014, there were 19,135,169 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Except as otherwise stated therein, Part III of the Form 10-K is incorporated by reference from the Registrant’s Definitive Proxy Statement which is expected to be filed with the Commission on or before April 30, 2014 for its 2014 Annual Meeting of Shareholders.

PACIFIC MERCANTILE BANCORP
ANNUAL REPORT ON FORM 10K
FOR THE YEAR ENDED DECEMBER 31, 2013

i

FORWARD LOOKING STATEMENTS
Statements contained in this Report that are not historical facts or that discuss our expectations, beliefs or views regarding our future operations or future financial performance, or financial or other trends in our business or in the markets in which we operate, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. Often, they include words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “project,” "forecast," or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could,” or “may.” The information contained in such forward-looking statements is based on current information available to us and on assumptions that we make about future economic and market conditions and other events over which we do not have control. In addition, our business and the markets in which we operate are subject to a number of risks and uncertainties. Such risks and uncertainties, and the occurrence of events in the future or changes in circumstances that had not been anticipated, could cause our financial condition or actual operating results in the future to differ materially from our expected financial condition or operating results that are set forth in the forward-looking statements contained in this Report and could, therefore, also affect the price performance of our shares.
In addition to the risk of incurring loan losses, which is an inherent risk of the banking business, these risks and uncertainties include, but are not limited to, the following: the risk that the economic recovery in the United States, which is still relatively fragile, will be adversely affected by domestic or international economic conditions, which could cause us to incur additional loan losses and adversely affect our results of operations in the future; uncertainties and risks with respect to the effects that our compliance with the written agreement with the Federal Reserve Bank of San Francisco (the "FRBSF Agreement") will have on our business and results of operations because, among other things, the FRBSF Agreement imposes restrictions on our operations and our ability to grow our banking franchise, and the risk of potential future supervisory action against us or the Bank (as defined in Part I, Item 1) by the Federal Reserve Bank if we are unable to meet the requirements of the FRBSF Agreement; the risk that our results of operations in the future will continue to be adversely affected by our exit from the wholesale and residential mortgage lending businesses and the risk that our commercial banking business will not generate the additional revenues needed to fully offset the decline in our mortgage banking revenues within the next two to three years; the risk that our interest margins and, therefore, our net interest income will be adversely affected by changes in prevailing interest rates; the risk that we will not succeed in further reducing our remaining nonperforming assets, in which event we would face the prospect of further loan charge-offs and write-downs of assets; the risk that we will not be able to manage our interest rate risks effectively, in which event our operating results could be harmed; the prospect that government regulation of banking and other financial services organizations will increase, causing our costs of doing business to increase and restricting our ability to take advantage of business and growth opportunities. See Item 1A “Risk Factors” in this Report for additional information regarding these and other risks and uncertainties to which our business is subject.
Due to the risks and uncertainties we face, readers are cautioned not to place undue reliance on the forward-looking statements contained in this Report, which speak only as of the date of this Report, or to make predictions about future performance based solely on historical financial performance. We also disclaim any obligation to update forward-looking statements contained in this Report as a result of new information, future events or otherwise, except as may otherwise be required by law.

PART I

ITEM 1.     BUSINESS
Background
Pacific Mercantile Bancorp is a California corporation that owns 100% of the stock of Pacific Mercantile Bank, a California state chartered commercial bank (which, for convenience, will sometimes be referred to in this report as the “Bank”). The capital stock of the Bank is our principal asset and substantially all of our business operations are conducted and substantially all of our assets are owned by the Bank which, as a result, accounts for substantially all of our revenues, expenses and income. As the owner of a commercial bank, Pacific Mercantile Bancorp is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (the “Bank Holding Company Act”), and, as such, our operations are regulated by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board” or the “FRB”) and the Federal Reserve Bank of San Francisco (“FRBSF”) under delegated authority from the Federal Reserve Board. See “Supervision and Regulation” below in this Item 1 of this Report. For ease of reference, we will sometimes use the terms “Company,” “we,” “our,” or “us” in this Report to refer to Pacific Mercantile Bancorp on a consolidated basis and “PM Bancorp” or the “Bancorp” to refer to Pacific Mercantile Bancorp on a “stand-alone” or unconsolidated basis.
The Bank, which is headquartered in Orange County, California, approximately 40 miles south of Los Angeles, conducts a commercial banking business in Orange, Los Angeles, San Bernardino and San Diego counties in Southern California. The Bank is also a member of the Federal Reserve System and its deposits are insured, to the maximum extent permitted by law, by the Federal Deposit Insurance Corporation (the “FDIC”).
The Bank commenced business in March 1999, with the opening of its first financial center, located in Newport Beach, California, and in April 1999 it launched its online banking site at www.pmbank.com. Between August 1999 and July 2005, we opened six additional financial centers as part of an expansion of our banking franchise into Los Angeles, San Diego and San Bernardino counties in Southern California. Set forth below is information regarding our current financial centers.

Banking and Financial Center	County	Date Opened for Business
Newport Beach, California	Orange	March 1999
San Juan Capistrano, California	Orange	August 1999
Costa Mesa, California	Orange	June 2001
Beverly Hills, California	Los Angeles	July 2001
La Jolla, California	San Diego	June 2002
La Habra, California	Orange	September 2003
Ontario, California	San Bernardino	July 2005
We started a Small Business Administration (“SBA”) Group in May 2012. The SBA Group originates loans through the SBA 504 and 7(a) Programs and in the future intends to sell the guaranteed portion of the 7(a) loans in the secondary market. In 2013, we began laying the foundation for a full-fledged Asset Based Lending (“ABL”) Group that is launching in early 2014. The ABL Group will originate loans primarily secured by business receivables.
The Bank's commercial lending solutions include working capital lines of credit and asset based lending, 7(a) and 504 SBA loans, commercial real estate loans, growth capital loans, equipment financing, letters of credit and corporate credit cards. The Bank's depository and corporate banking services include cash and treasury management solutions, interest-bearing term deposit accounts, checking accounts, automated clearinghouse (“ACH”) payment and wire solutions, fraud protection, remote deposit capture, courier services, and online banking. Additionally, the Bank serves clients operating in the global marketplace through services including letters of credit and import/export financing.
The Bank attracts the majority of its loan and deposit business from the numerous small and middle market companies located in the Southern California region. The Bank reserves the right to change its business plan at any time, and no assurance can be given that, if the Bank's proposed business plan is followed, it will prove successful.
Our Business Strategy
Our growth and expansion are the result of our adherence to a newly revised business plan. That business plan is to build and grow a banking organization that offers its customers the best attributes of a community bank, which are personalized and responsive service, while offering the more sophisticated services of the big banks.

We will continue to focus our services and offer products primarily to small to mid-size businesses in order to achieve internal growth of our banking franchise. We believe this focus will enable us to grow our loan portfolio and other earning assets and increase our core deposits (consisting of non-interest bearing demand, and lower cost savings and money market deposits), with a goal to increase our net interest margin and improve our profitability. We also believe that, with our technology systems in place, we have the capability to significantly increase the volume of banking transactions without having to incur the cost or disruption of a major computer enhancement program.
Our Commercial Banking Operations
We seek to meet the banking needs of small and moderate size businesses and professional firms by providing our customers with:

•
A broad range of loan and deposit products and banking and financial services, more typically offered by larger banks, in order to gain a competitive advantage over independent or community banks that do not provide the same range or breadth of services that we are able to provide to our customers; and

•
A high level of personal service and responsiveness, more typical of independent and community banks, which we believe gives us a competitive advantage over large out-of-state and other large multi-regional banks that are unable, or unwilling, due to the expense involved, to provide that same level of personal service to this segment of the banking market.

Deposit Products
Deposits are a bank’s principal source of funds for making loans and acquiring other interest earning assets. Additionally, the interest expense that a bank must incur to attract and maintain deposits has a significant impact on its operating results. A bank’s interest expense, in turn, will be determined in large measure by the types of deposits that it offers to and is able to attract from its customers. Generally, banks seek to attract “core deposits” which consist of demand deposits that bear no interest and low cost interest-bearing checking, savings and money market deposits. By comparison, time deposits (also sometimes referred to as “certificates of deposit”), including those in denominations of $100,000 or more, usually bear much higher interest rates and are more interest-rate sensitive and volatile than core deposits. A bank that is not able to attract significant amounts of core deposits must rely on more expensive time deposits or alternative sources of cash, such as Federal Home Loan Bank borrowings, to fund interest-earning assets, which means that its costs of funds are likely to be higher and, as a result, its net interest margin is likely to be lower than a bank with a higher proportion of core deposits. See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS — Results of Operations-Net Interest Income” in Item 7 of this Report.
The following table sets forth information regarding the composition, by type of deposits, maintained by our customers during the year ended and as of December 31, 2013:

	Year-to-Date Average Balance December 31, 2013	Balance at December 31, 2013
	(Dollars in thousands)
Type of Deposit
Noninterest-bearing checking accounts	$188,696	$203,942
Interest-bearing checking accounts(1)	33,447	50,248
Money market and savings deposits(1)	155,352	147,366
Certificates of deposit(2)	354,720	378,669
Totals	$732,215	$780,225

(1)
Includes savings accounts and money market accounts. Excludes money market deposits maintained at the Bank by the Company with an annual average balance of $10.9 million for the year ended December 31, 2013 and a balance of $9.9 million at December 31, 2013. Excludes money market deposits maintained at the Bank by PM Asset Resolution, Inc. (“PMAR”), a new wholly owned subsidiary of the Company, with an annual average balance of $2.5 million for the year ended December 31, 2013 and a balance of $0.9 million at December 31, 2013.

(2)
Comprised of time certificates of deposit in varying denominations under and over $100,000. Excludes certificates of deposit maintained by the Company at the Bank with an average balance of $250,000 for the year ended December 31, 2013 and a balance at December 31, 2013 of $250,000. Excludes certificates of deposit maintained at the Bank by PMAR with an annual average balance of $58,333 for the year ended December 31, 2013 and a balance of $100,000 at December 31, 2013.

Loan Products
We offer our customers a number of different loan products, including commercial loans and credit lines, accounts receivable and inventory financing, SBA guaranteed business loans, and owner-occupied commercial real estate loans. The following table sets forth the types and the amounts of our loans that were outstanding as of December 31, 2013:

	At December 31, 2013
	Amount	Percent of Total
	(Dollars in thousands)
Commercial loans	$226,450	29.2%
Commercial real estate loans – owner occupied	174,221	22.4%
Commercial real estate loans – all other	177,884	22.9%
Residential mortgage loans – multi-family	96,565	12.4%
Residential mortgage loans – single family(1)	75,660	9.7%
Land development loans	18,458	2.4%
Consumer loans	7,599	1.0%
Gross loans	$776,837	100.0%

(1)	These loans originated prior to our exit from the mortgage business and are retained in our loan portfolio as a loan diversification strategy.

Commercial Loans
The commercial loans we offer generally include short-term secured and unsecured business and commercial loans with maturities ranging from 12 to 24 months, accounts receivable financing for terms of up to 24 months, equipment loans which generally amortize over a period of up to 7 years, and SBA guaranteed business loans with terms of up to 10 years. The interest rates on these loans generally are adjustable and usually are indexed to The Wall Street Journal’s prime rate and will vary based on market conditions and credit risk. In order to mitigate the risk of borrower default, we generally require collateral to support the credit or, in the case of loans made to businesses, we often require personal guarantees from their owners, or both. In addition, all such loans must have well-defined primary and secondary sources of repayment.
We also offer asset-based lending products made to businesses that are growing rapidly, but cannot internally fund their growth without borrowings. These loans are collateralized by a security interest in all business assets with specific advance rates made against the borrower's accounts receivable and inventory. We control our risk by generally requiring loan-to-value ratios of not more than 80% and by closely and regularly monitoring the amount and value of the collateral in order to maintain that ratio.
Commercial loan growth is important to the growth and profitability of our banking franchise because commercial loan borrowers typically establish noninterest-bearing (demand) and interest-bearing transaction deposit accounts and banking services relationships with us. Those deposit accounts help us to reduce our overall cost of funds and those banking services relationships provide us with a source of non-interest income.
Commercial Real Estate Loans
The majority of our commercial real estate loans are secured by first trust deeds on nonresidential real property. Loans secured by nonresidential real estate often involve loan balances to single borrowers or groups of related borrowers. Payments on these loans depend to a large degree on the rental income stream from the properties and the global cash flows of the borrowers, which are generated from a wide variety of businesses and industries. As a result, repayment of these loans can be affected adversely by changes in the economy in general or by the real estate market more specifically. Accordingly, the nature of this type of loan makes it more difficult to monitor and evaluate. Consequently, we typically require personal guarantees from the owners of the businesses to which we make such loans.
Business Banking Services
We offer an array of banking and financial services designed to support the needs of our business banking clients. Those services include:

•	Our online business banking portal allows our clients to conduct online transactions and access account information; features include the abilities to:

◦	View account balances and activity, including statements

◦	Transfer funds between accounts

◦	Access to wires, ACH and bill pay capabilities

◦	View check images

◦	Setup account alerts

◦	Customizable reports and dashboards views

◦	Download activity into Intuit QuickBooks and Quicken

•	Collection services such as remote deposit capture services (PMB xPress Deposit), remittance payments (Lockbox), and incoming ACH & wire reporting and notification.

•
Payable services such as checks, wire transfer and ACH origination, business bill pay service, and business credit cards. We also provide courier and onsite vault services for those clients with cash needs.

•	Fraud prevention services such as Positive Pay, ACH Positive Pay, and transactional alerts.
Discontinuation of Our Mortgage Banking Business
On December 9, 2013 we determined that we would discontinue our mortgage banking business, which we had commenced during the second quarter of 2009. This determination followed our decision to discontinue originating mortgage loans through our wholesale mortgage channel and focus strictly on the direct to consumer channel, which occurred in August of 2012. The full impact of our exit from the wholesale mortgage loan channel, which resulted in a dramatic decrease in loan origination volume, was realized during the first half of 2013, and led to further evaluation of our mortgage banking business and our decision to exit the business entirely. We stopped accepting mortgage applications after December 20, 2013, but we will continue to process and fund all applications that were accepted on or before that date. We expect to complete the wind down of the Bank’s consumer mortgage operations on or about April 30, 2014. In connection with the discontinuation of the mortgage banking business, we estimated that we will incur total costs of approximately $3.1 million, of which (i) approximately $860 thousand relates to personnel costs that we will incur to wind down the mortgage banking operation, (ii) approximately $295 thousand relates to retention costs, (iii) approximately $600 thousand relates to severance and employee termination benefits, (iv) approximately $1.1 million relates to contract termination costs and loss on furniture and equipment, and (iv) approximately $300 thousand relates to other associated costs.
These actions with respect to our mortgage banking business in 2012 and 2013 were taken (i) to enable us to redeploy some of our capital resources that were committed to the mortgage business to our core commercial lending business in anticipation of a strengthening of the economy, (ii) to reduce and control our staffing costs and operating expenses, which had grown significantly due primarily to the growth of our wholesale mortgage business, and (iii) to manage and limit the interest rate and other risks inherent in residential mortgage businesses, including risks posed by the increase in government regulation of the mortgage industry. In our view, the exit from the mortgage banking business was prudent, because we believe that it will enable us to build a stronger foundation for achieving improved profitability in the future, reduce and control our operating costs and reduce risk exposure, in order to enhance the value of our banking franchise in the future. However, there is no assurance that these objectives will be achieved. See “RISK FACTORS —Our recent exit from the mortgage banking business could adversely affect our results of operations in the future” in Item 1A of this Report.
Security Measures
Our ability to provide customers with secure and uninterrupted financial services is of paramount importance to our business. We believe our computer banking systems, services and software meet the highest standards of bank and electronic systems security. The following are among the security measures that we have implemented:
Bank-Wide Security Measures

•
Service Continuity. In order to better ensure continuity of service, we have located our critical servers and telecommunications systems at an offsite hardened and secure data center. This center provides the physical environment necessary to keep servers up and running 24 hours a day, 7 days a week. This data center has raised floors, temperature control systems with separate cooling zones, seismically braced racks, and generators to keep the system operating during power outages and has been designed to withstand fires and major earthquakes. The center also has a wide range of physical security features, including smoke detection and fire suppression systems, motion sensors, and 24/7 secured access, as well as video camera surveillance and security breach alarms. The center is connected to the Internet by redundant high speed data circuits with advanced capacity monitoring.

•	Physical Security. All servers and network computers reside in secure facilities. Only employees with proper identification may enter the primary server areas.

•
Monitoring. Customer transactions on online servers and internal computer systems produce one or more entries into transactional logs. Our personnel routinely review these logs as a means of identifying and taking appropriate action with respect to any abnormal or unusual activity.

Internet Security Measures
We maintain electronic and procedural safeguards that comply with federal regulations to guard nonpublic personal information. We regularly assess and update our systems to improve our technology for protecting information. Our security measures include:

•	Secure Sockets Layer (SSL) protocol,

•	Digital certificates,

•	Multi-factor authentication (MFA),

•	Data loss prevention systems,

•	Anti-virus, anti-malware, and patch management systems,

•	Intrusion detection/prevention systems, and

•	Firewall protection.
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
Additionally, the adequacy of our security measures is reviewed periodically by the FRBSF and the California Department of Business Oversight (“CDBO”), which are the federal and state government agencies, respectively, with supervisory authority over the Bank. We also retain the services of third party computer security firms to conduct periodic tests of our computer and online banking systems to identify potential threats to the security of our systems and to recommend additional actions that we can take to improve our security measures.
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
These banks, as well as many other financial institutions in our service areas, have the financial capability to conduct extensive advertising campaigns and to shift their resources to regions or activities of greater potential profitability. Many of them also offer diversified financial services which we do not presently offer directly. The larger banks and financial institutions also have substantially more capital and higher lending limits than our Bank.

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
Competitive Conditions in Online Banking
There are a number of banks that offer services exclusively over the internet, such as E*TRADE Bank, and other banks, such as Bank of America and Wells Fargo Bank, that market their internet banking services to their customers nationwide. We believe that only the larger of the commercial banks with which we compete offer the comprehensive set of online banking tools and services that we offer to our customers. However, an increasing number of community banks offer internet banking services to their customers by relying on third party vendors to provide the functionality they need to provide such services. Additionally, many of the larger banks have greater market presence and greater financial resources to market their internet banking services than do we. Moreover, new competitors and competitive factors are likely to emerge, particularly in view of the rapid development of internet commerce. On the other hand, there have been some recently published reports indicating that the actual rate of growth in the use of the internet banking services by consumers and businesses is lower than had been previously predicted and that many customers still prefer to be able to conduct at least some of their banking transactions at local banking offices. We believe that these findings support our strategic decision, made at the outset of our business, to offer customers the benefits of both traditional and online banking services. We also believe that this strategy has been an important factor in our growth to date and will contribute to our growth in the future. See “BUSINESS — Our Business Strategy” earlier in this Item 1 of this Report.
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
Economic Conditions and Recent Legislation and Other Government Actions.
The recent economic recession, which is reported to have begun at the end of 2007, created wide ranging consequences and difficulties for the banking and financial services industry, in particular and the economy in general. The recession led to significant write-downs of the assets and an erosion of the capital of a large number of banks and other lending and financial institutions which, in turn, significantly and adversely affected the operating results of banking and other financial institutions and led to steep declines in their stock prices. In addition, bank regulatory agencies have been very aggressive in responding to concerns and trends identified in their bank examinations, which has resulted in the increased issuance of enforcement orders requiring banks to take actions to address credit quality, liquidity and risk management and capital adequacy, as well as other safety and soundness concerns. All of these conditions, moreover, led the U.S. Congress, the U.S. Treasury Department and the federal banking regulators, including the FDIC, to take broad actions, to address systemic risks and volatility in the U.S. banking system.

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
Pacific Mercantile Bancorp
Pacific Mercantile Bancorp is a registered bank holding company subject to regulation under the Bank Holding Company Act. Pursuant to the Bank Holding Company Act, we are subject to supervision and periodic examination by, and are required to file periodic reports with, the Federal Reserve Board. We are also a bank holding company within the meaning of the California Financial Code.  As such, we and our subsidiaries are subject to supervision and periodic examination by, and may be required to file reports with, the CDBO.
As a bank holding company, we are allowed to engage, directly or indirectly, only in banking and other activities that the Federal Reserve Board deems to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Bank holding companies that meet certain eligibility requirements prescribed by the Bank Holding Company Act and elect and retain "financial holding company" status may engage in broader securities, insurance, merchant banking and other activities that are determined to be "financial in nature" or are incidental or complementary to activities that are financial in nature without prior FRB approval. We have not elected financial holding company status and neither we nor the Bank has engaged in any activities for which financial holding company status is required.
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
Under Federal Reserve Board regulations, a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, it is the Federal Reserve Board’s policy that, in serving as a source of strength to its subsidiary banks, a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. For that reason, among others, the Federal Reserve Board requires all bank holding companies to maintain capital at or above certain prescribed levels. A bank holding company’s failure to meet these requirements will generally be considered by the Federal Reserve Board to be an unsafe and unsound banking practice or a violation of the Federal Reserve Board’s regulations or both, which could lead to the imposition of restrictions on the offending bank holding company, including restrictions on its further growth. See the discussion below under the caption “Prompt Corrective Action.”

Additionally, the Federal Reserve Board may require any bank holding company to terminate an activity or terminate control of, or liquidate or divest itself of, any subsidiary or affiliated company that the Federal Reserve Board determines constitutes a significant risk to the financial safety, soundness or stability of the bank holding company or any of its banking subsidiaries. The Federal Reserve Board also has the authority to regulate provisions of a bank holding company’s debt, including authority to impose interest ceilings and reserve requirements on such debt. Subject to certain exceptions, bank holding companies also are required to file written notice and obtain approval from the Federal Reserve Board prior to purchasing or redeeming their common stock or other equity securities. A bank holding company and its non-banking subsidiaries also are prohibited from implementing so-called tying arrangements whereby customers may be required to use or purchase services or products from the bank holding company or any of its non-bank subsidiaries in order to obtain a loan or other services from any of the holding company’s subsidiary banks.
Pacific Mercantile Bank
General. The Bank is subject to primary supervision, periodic examination and regulation by (i) the Federal Reserve Board, which is its primary federal banking regulator, because the Bank is a member of the FRBSF and (ii) the CDBO, because the Bank is a California state chartered bank. The Bank also is subject to certain of the regulations promulgated by the FDIC, because its deposits are insured by the FDIC.

Various requirements and restrictions under the Federal and California banking laws affect the operations of the Bank. These laws and the implementing regulations, which are promulgated by Federal and State regulatory agencies, cover most aspects of a bank’s operations, including the reserves a bank must maintain against deposits and for possible loan losses and other contingencies; the types of deposits it obtains and the interest it is permitted to pay on different types of deposit accounts; the loans and investments that a bank may make; the borrowings that a bank may incur; the number and location of banking offices that a bank may establish; the rate at which it may grow its assets; the acquisition and merger activities of a bank; the amount of dividends that a bank may pay; and the capital requirements that a bank must satisfy, which can determine the extent of supervisory control to which a bank will be subject by its federal and state bank regulators. A more detailed discussion regarding capital requirements that are applicable to us and the Bank is set forth below under the caption “Prompt Corrective Action” and “Regulatory Action by the FRBSF and CDBO.”
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
Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank (“FHLB”) of San Francisco. Among other benefits, each FHLB serves as a reserve or central bank for its members within its assigned region and makes available loans or advances to its member banks. Each FHLB is financed primarily from the sale of consolidated obligations of the FHLB system. As an FHLB member, the Bank is required to own a certain amount of capital stock in the FHLB. At December 31, 2013, the Bank was in compliance with the FHLB’s stock ownership requirement. Historically, the FHLB has paid dividends on its capital stock to its members.
FRB Deposit Reserve Requirements. The Federal Reserve Board requires all federally-insured depository institutions to maintain noninterest bearing reserves at specified levels against their transaction accounts. At December 31, 2013, the Bank was in compliance with these requirements.
If, as a result of an examination of a federally regulated bank, its primary federal bank regulatory agency, such as the Federal Reserve Board, were to determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of a bank’s operations had become unsatisfactory or that the bank or its management was in violation of any law or regulation, that agency has the authority to take a number of different remedial actions as it deems appropriate under the circumstances. These actions include the power to enjoin “unsafe or unsound” banking practices; to require that affirmative action be taken to correct any conditions resulting from any violation or practice; to issue an administrative order that can be judicially enforced; to require the bank to increase its capital; to restrict the bank’s growth; to assess civil monetary penalties against the bank or its officers or directors; to remove officers and directors of the bank; and, if the federal agency concludes that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate a bank’s deposit insurance, which in the case of a California chartered bank would result in revocation of its charter and require it to cease its banking operations. Additionally, under California law the CDBO has many of the same remedial powers with respect to the Bank, because it is a California state chartered bank.
Single Borrower Loan Limitations. With certain limited exceptions, the maximum amount of obligations, secured or unsecured, that any borrower (including certain related entities) may owe to a California state bank at any one time may not exceed 25% of the sum of the shareholders’ equity, allowance for loan and lease losses, capital notes and debentures of the bank. Unsecured obligations may not exceed 15% of the sum of the shareholders’ equity, allowance for loan and lease losses, capital notes and debentures of the bank.
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

Dividends
Cash dividends from the Bank constitute the primary source of cash available to PM Bancorp for its operations and to fund any cash dividends that the board of directors might declare in the future. PM Bancorp is a legal entity separate and distinct from the Bank and the Bank is subject to various statutory and regulatory restrictions on its ability to pay cash dividends to PM Bancorp. Those restrictions would prohibit the Bank, subject to certain limited exceptions, from paying cash dividends in amounts that would cause the Bank to become undercapitalized. Additionally, the Federal Reserve Board and the CDBO have the authority to prohibit the Bank from paying dividends, if either of those authorities deems the payment of dividends by the Bank to be an unsafe or unsound practice. See “Regulatory Action by the FRBSF and CDBO” below and “Dividend Policy and Restrictions on the Payment of Dividends” in Item 5 of this Report.
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
The Federal Reserve Board also has established guidelines with respect to the maintenance of appropriate levels of capital by banks and bank holding companies under its jurisdiction. Compliance with the standards set forth in those guidelines and the restrictions that are or may be imposed under the prompt corrective action provisions of federal law could limit the amount of dividends which the Bank or the Company may pay. See “Prompt Corrective Action” and “Regulatory Action by the FRBSF and CDBO” below in this Item 1 of this Report.
Safety and Soundness Standards
Banking institutions may be subject to potential enforcement actions by the federal regulators for unsafe or unsound practices or for violating any law, rule, regulation, or any condition imposed in writing by its primary federal banking regulatory agency or any written agreement with that agency. The federal banking agencies have adopted guidelines designed to identify and address potential safety and soundness concerns that could, if not corrected, lead to deterioration in the quality of a bank’s assets, liquidity or capital. Those guidelines set forth operational and managerial standards relating to such matters as:
•internal controls, information systems and internal audit systems;
•loan documentation;
•credit underwriting;
•asset growth;
•earnings; and
•compensation, fees and benefits.
In addition, federal banking agencies have adopted safety and soundness guidelines with respect to asset quality. These guidelines provide standards for establishing and maintaining a system to identify problem assets and prevent those assets from deteriorating. Under these standards, an FDIC-insured depository institution is expected to:

•	conduct periodic asset quality reviews to identify problem assets, estimate the inherent losses in problem assets and establish reserves that are sufficient to absorb those estimated losses;

•	compare problem asset totals to capital;

•	take appropriate corrective action to resolve problem assets;

•	consider the size and potential risks of material asset concentrations; and

•	provide periodic asset quality reports with adequate information for the Bank's management and the board of directors to assess the level of asset risk.
These guidelines also establish standards for evaluating and monitoring earnings and for ensuring that earnings are sufficient for the maintenance of adequate capital and reserves.

Capital Requirements
The Company and the Bank are subject to the regulatory capital requirements administered by the Federal Reserve Board, and, for the Bank, the FDIC. The federal regulatory authorities’ current risk-based capital guidelines are based upon the 1988 capital accord (“Basel I”) of the Basel Committee on Banking Supervision (the “Basel Committee”). The Basel Committee is a committee of central banks and bank supervisors/regulators from the major industrialized countries that develops broad policy guidelines for use by each country’s supervisors in determining the supervisory policies they apply. The requirements are intended to ensure that banking organizations have adequate capital given the risk levels of assets and off-balance sheet financial instruments. Under the requirements, banking organizations are required to maintain minimum ratios for Tier 1 capital and total capital to risk-weighted assets (including certain off-balance sheet items, such as letters of credit). For purposes of calculating the ratios, a banking organization’s assets and some of its specified off-balance sheet commitments and obligations are assigned to various risk categories. A bank’s or bank holding company’s capital, in turn, is classified in one of two tiers, depending on type:

•
Core Capital (Tier 1). Tier 1 capital includes common equity, retained earnings, qualifying non-cumulative perpetual preferred stock, minority interests in equity accounts of consolidated subsidiaries (and, under existing standards, a limited amount of qualifying trust preferred securities and qualifying cumulative perpetual preferred stock at the holding company level), less goodwill, most intangible assets and certain other assets.

•
Supplementary Capital (Tier 2). Tier 2 capital includes, among other things, perpetual preferred stock and trust preferred securities not meeting the Tier 1 definition, qualifying mandatory convertible debt securities, qualifying subordinated debt, and allowances for loan and lease losses, subject to limitations.

Like other bank holding companies, we are currently required to maintain Tier 1 capital and “total capital” (the sum of Tier 1 and Tier 2 capital) equal to at least 4.0% and 8.0%, respectively, of our total risk-weighted assets (including various off-balance-sheet items, such as letters of credit). The Bank, like other depository institutions, is required to maintain similar capital levels under capital adequacy guidelines. In addition, for a depository institution to be considered “well capitalized” under the regulatory framework for prompt corrective action, its Tier 1 and total capital ratios must be at least 6.0% and 10.0% on a risk-adjusted basis, respectively.
Bank holding companies and banks are also currently required to comply with minimum leverage ratio requirements. The leverage ratio is the ratio of a banking organization’s Tier 1 capital to its total adjusted quarterly average assets (as defined for regulatory purposes). The requirements necessitate a minimum leverage ratio of 3.0% for bank holding companies and banks that either have the highest supervisory rating or have implemented the appropriate federal regulatory authority’s risk-adjusted measure for market risk. All other bank holding companies and banks are required to maintain a minimum leverage ratio of 4.0%, unless a different minimum is specified by an appropriate regulatory authority. In addition, for a depository institution to be considered “well capitalized” under the regulatory framework for prompt corrective action, its leverage ratio must be at least 5.0%. As of December 31, 2013, the Company and the Bank meet all capital adequacy requirements under Basel I.
Basel III Capital Rules. In July 2013, our primary federal regulator, the FRB, published the Basel III Capital Rules establishing a new comprehensive capital framework for U.S. banking organizations. The rules implement the Basel Committee’s December 2010 framework known as “Basel III” for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act. The Basel III Capital Rules substantially revise the risk-based capital requirements applicable to bank holding companies and depository institutions, including the Company and the Bank, compared to the current U.S. risk-based capital rules. The Basel III Capital Rules define the components of capital and address other issues affecting the numerator in banking institutions’ regulatory capital ratios. The Basel III Capital Rules also address risk weights and other issues affecting the denominator in banking institutions’ regulatory capital ratios and replace the existing risk-weighting approach, which was derived from the Basel I capital accords of the Basel Committee, with a more risk-sensitive approach based, in part, on the standardized approach in the Basel Committee’s 2004 “Basel II” capital accords. The Basel III Capital Rules also implement the requirements of Section 939A of the Dodd-Frank Act to remove references to credit ratings from the federal banking agencies’ rules. The Basel III Capital Rules are effective for the Company and the Bank on January 1, 2015 (subject to a phase-in period).
The Basel III Capital Rules, among other things, (i) introduce a new capital measure called “Common Equity Tier 1” (“CET1”), (ii) specify that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements, (iii) define CET1 narrowly by requiring that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) expand the scope of the deductions/adjustments as compared to existing regulations.
When fully phased in on January 1, 2019, the Basel III Capital Rules will require the Company and the Bank to maintain (i) a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% CET1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7% upon full implementation), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation), (iii) a minimum ratio of Total capital (that is, Tier 1 plus Tier 2) to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation) and (iv) a minimum leverage ratio of 4%, calculated as the ratio of Tier 1 capital to average assets (as compared to a current minimum leverage ratio of 3% for banking organizations that either have the highest supervisory rating or have implemented the appropriate federal regulatory authority’s risk-adjusted measure for market risk).
The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the conservation buffer (or below the combined capital conservation buffer and countercyclical capital buffer, when the latter is applied) will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.
The Basel III Capital Rules also provides for a “countercyclical capital buffer” that is applicable to only certain covered institutions and is not expected to have any current applicability to the Company or the Bank.
Under the Basel III Capital Rules, the initial minimum capital ratios as of January 1, 2015 will be as follows:

•	6.0% Tier 1 capital to risk-weighted assets.

•	8.0% Total capital to risk-weighted assets.
The Basel III Capital Rules provide for a number of deductions from and adjustments to CET1 for mortgage servicing rights, certain deferred tax assets, significant investments in non-consolidated financial entities and the effects of accumulated other comprehensive income. The Basel III Capital Rules also preclude certain hybrid securities, such as trust preferred securities, as Tier 1 capital of bank holding companies, subject to phase-out, but institutions with less than $15 billion in assets are exempted from this new rule.
With respect to the Bank, the Basel III Capital Rules also revise the “prompt corrective action” regulations as discussed below under “Prompt Corrective Action.”
The Basel III Capital Rules prescribe a standardized approach for risk weightings that expand the risk-weighting categories from the current four Basel I-derived categories (0%, 20%, 50% and 100%) to a much larger and more risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities, to 600% for certain equity exposures, and resulting in higher risk weights for a variety of asset categories.
In addition, the Basel III Capital Rules provide more advantageous risk weights for derivatives and repurchase-style transactions cleared through a qualifying central counterparty and increase the scope of eligible guarantors and eligible collateral for purposes of credit risk mitigation.
Management believes that, as of December 31, 2013, the Company and the Bank would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis as if such requirements were currently in effect.
Liquidity Requirements
Historically, the regulation and monitoring of bank and bank holding company liquidity has been addressed as a supervisory matter, without required formulaic measures. In October 2013, the federal banking agencies proposed rules to impose quantitative liquidity requirements consistent with the liquidity coverage ratio standard established by the Basel Committee. These rules would apply to larger and internationally active institutions but, as proposed, would not apply to the Company or the Bank.
Prompt Corrective Action
The Federal Deposit Insurance Act, as amended (“FDIA”), requires among other things, the federal banking agencies to take “prompt corrective action” in respect of depository institutions that do not meet minimum capital requirements. The FDIA includes the following five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” A depository institution’s capital tier will depend upon how its capital levels compare with various relevant capital measures and certain other factors, as established by regulation. The relevant capital measures are the total capital ratio, the Tier 1 capital ratio and the leverage ratio.
A bank will be (i) “well capitalized” if the institution has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, and a leverage ratio of 5.0% or greater, and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure; (ii) “adequately capitalized”

if the institution has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 4.0% or greater, and a leverage ratio of 4.0% or greater and is not “well capitalized”; (iii) “undercapitalized” if the institution has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio of less than 4.0% or a leverage ratio of less than 4.0%; (iv) “significantly undercapitalized” if the institution has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 3.0% or a leverage ratio of less than 3.0%; and (v) “critically undercapitalized” if the institution’s tangible equity is equal to or less than 2.0% of average quarterly tangible assets. An institution may be downgraded to, or deemed to be in, a capital category that is lower than indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. A bank’s capital category is determined solely for the purpose of applying prompt corrective action regulations, and the capital category may not constitute an accurate representation of the bank’s overall financial condition or prospects for other purposes.
The FDIA generally prohibits a depository institution from making any capital distributions (including payment of a dividend) or paying any management fee to its parent holding company if the depository institution would thereafter be “undercapitalized.” “Undercapitalized” institutions are subject to growth limitations and are required to submit a capital restoration plan. The agencies may not accept such a plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution’s capital. In addition, for a capital restoration plan to be acceptable, the depository institution’s parent holding company must guarantee that the institution will comply with such capital restoration plan. The bank holding company must also provide appropriate assurances of performance. The aggregate liability of the parent holding company is limited to the lesser of (i) an amount equal to 5.0% of the depository institution’s total assets at the time it became undercapitalized and (ii) the amount which is necessary (or would have been necessary) to bring the institution into compliance with all capital standards applicable with respect to such institution as of the time it fails to comply with the plan. If a depository institution fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.”
“Significantly undercapitalized” depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become “adequately capitalized,” requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. “Critically undercapitalized” institutions are subject to the appointment of a receiver or conservator.
The appropriate agency is also permitted to require an adequately capitalized or undercapitalized institution to comply with the supervisory provisions as if the institution were in the next lower category (but not treat a significantly undercapitalized institution as critically undercapitalized) based on supervisory information other than the capital levels of the institution.
The following table sets forth, as of December 31, 2013, the regulatory capital ratios of the Company (on a consolidated basis) and the Bank (on a stand-alone basis) and compares those capital ratios to the federally established capital requirements that must be met for a bank holding company or a bank to be deemed “adequately capitalized” or “well capitalized” under the prompt corrective action regulations that are described above:

At December 31, 2013	Actual	To Be Classified for Regulatory Purposes As
		Adequately Capitalized	Well Capitalized
Total Capital to Risk Weighted Assets
Company	17.5%	At least 8.0	N/A
Bank	15.2%	At least 8.0	At least 10.0
Tier I Capital to Risk Weighted Assets
Company	16.2%	At least 4.0	N/A
Bank	13.9%	At least 4.0	At least 6.0
Tier I Capital to Average Assets
Company	13.3%	At least 4.0	N/A
Bank	11.5%	At least 4.0	At least 5.0
As the above table indicates, at December 31, 2013 the Bank (on a stand-alone basis) continued to qualify as a well-capitalized institution, and the Company (on a consolidated basis) continued to exceed the capital ratios applicable to bank holding companies, under federally mandated capital standards and federally established prompt corrective action regulations.
The Basel III Capital Rules revise the current prompt corrective action requirements effective January 1, 2015 by (i) introducing a CET1 ratio requirement at each level (other than critically undercapitalized), with the required CET1 ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category (other than critically undercapitalized), with the minimum Tier 1 capital ratio for well-capitalized status being 8% (as compared to the current 6%); and (iii) eliminating the current provision that provides that a bank with a composite supervisory rating of 1 may have a 3%

leverage ratio and still be adequately capitalized. The Basel III Capital Rules do not change the total risk-based capital requirement for any prompt corrective action category.
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
Additionally, all FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation (“FICO”), an agency of the Federal government established to recapitalize the predecessor to the DIF. The FICO assessment rates, which are determined quarterly, averaged 0.0064% of insured deposits in fiscal 2013. These assessments will continue until the FICO bonds mature in 2017.
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
USA Patriot Act of 2001
In October 2001, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (“USA Patriot Act”) of 2001 was enacted into law in response to the September 11, 2001 terrorist attacks. The USA Patriot Act was adopted to strengthen the ability of U.S. law enforcement and intelligence agencies to work cohesively to combat terrorism on a variety of fronts.
Of particular relevance to banks and other federally insured depository institutions are the USA Patriot Act’s sweeping anti-money laundering and financial transparency provisions and various related implementing regulations that:

•	establish due diligence requirements for financial institutions that administer, maintain, or manage private bank accounts and foreign correspondent accounts;

•	prohibits U.S. institutions from providing correspondent accounts to foreign shell banks;

•	establish standards for verifying customer identification at account opening; and

•	set rules to promote cooperation among financial institutions, regulatory agencies and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.
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
Consumer Laws
The Company and the Bank are subject to a broad range of federal and state consumer protection laws and regulations prohibiting unfair or fraudulent business practices, untrue or misleading advertising and unfair competition. Those laws and regulations include:

•
The Home Ownership and Equity Protection Act of 1994, which requires additional disclosures and consumer protections to borrowers designed to protect them against certain lending practices, such as practices deemed to constitute “predatory lending.”

•	Laws and regulations requiring banks to establish privacy policies which limit the disclosure of nonpublic information about consumers to nonaffiliated third parties.

•
The Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act, which requires banking institutions and financial services businesses to adopt practices and procedures designed to help deter identity theft, including developing appropriate fraud response programs, and provides consumers with greater control of their credit data.

•	The Truth in Lending Act, which requires that credit terms be disclosed in a meaningful and consistent way so that consumers may compare credit terms more readily and knowledgeably.

•
The Equal Credit Opportunity Act, which generally prohibits, in connection with any consumer or business credit transaction, discrimination on the basis of race, color, religion, national origin, sex, marital status, age (except in limited circumstances), or the fact that a borrower is receiving income from public assistance programs.

•
The Fair Housing Act, which regulates many lending practices, including making it unlawful for any lender to discriminate in its housing-related lending activities against any person because of race, color, religion, national origin, sex, handicap or familial status.

•
The Home Mortgage Disclosure Act, which includes a “fair lending” aspect that requires the collection and disclosure of data about applicant and borrower characteristics as a way of identifying possible discriminatory lending patterns and enforcing anti-discrimination statutes.

•
The Real Estate Settlement Procedures Act, which requires lenders to provide borrowers with disclosures regarding the nature and cost of real estate settlements and prohibits certain abusive practices, such as kickbacks.

•	The National Flood Insurance Act, which requires homes in flood-prone areas with mortgages from a federally regulated lender to have flood insurance.

•
The Secure and Fair Enforcement for Mortgage Licensing Act of 2008, which requires mortgage loan originator employees of federally insured institutions to register with the Nationwide Mortgage Licensing System and Registry, a database created by the states to support the licensing of mortgage loan originators, prior to originating residential mortgage loans.

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
Historically, a subsidiary of a bank was not considered an affiliate for purposes of Sections 23A and 23B, since their activities were limited to activities permissible for the bank itself. However, the Gramm-Leach-Bliley Act of 1999 authorized “financial subsidiaries” that may engage in activities not permissible for a bank. These financial subsidiaries are now considered affiliates. Certain transactions between a financial subsidiary and another affiliate of a bank are also covered by Sections 23A and 23B and under Regulation W.
Privacy
The Gramm-Leach-Bliley Act of 1999 and the California Financial Information Privacy Act require financial institutions to implement policies and procedures regarding the disclosure of nonpublic personal information about consumers to non-affiliated third parties. In general, the statutes require explanations to consumers on policies and procedures regarding the disclosure of such nonpublic personal information and, except as otherwise required by law, prohibit disclosing such information except as provided in the Bank's policies and procedures. We have implemented privacy policies addressing these restrictions which are distributed regularly to all existing and new customers of the Bank.
Customer Information Security
The FRB and other bank regulatory agencies have adopted guidelines for safeguarding confidential, personal customer information. These guidelines require each financial institution, under the supervision and ongoing oversight of its board of directors or an appropriate committee thereof, to create, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information, protect against any anticipated threats or hazard to the security or integrity of such information and protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer. We have adopted a customer information security program to comply with such requirements.
Incentive Compensation
In June 2010, the FRB and the FDIC issued comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization's incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization's ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization's board of directors. These three principles are incorporated into proposed joint compensation regulations under the Dodd-Frank Act that would prohibit incentive-based payment arrangements at specified regulated entities having at least $1 billion in total assets that encourage inappropriate risks. The FRB will review, as part of its regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as the Company, that are not "large, complex banking organizations." These reviews will be tailored to each organization based on the scope and complexity of the organization's activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the organization's supervisory ratings, which can affect the organization's ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization's safety and soundness and the organization is not taking prompt and effective measures to correct the deficiency.
Legislative and Regulatory Initiatives
From time to time, various legislative and regulatory initiatives are introduced in the U.S. Congress and state legislatures, as well as by regulatory agencies. Such initiatives may include proposals to expand or contract the powers of bank holding companies and depository institutions or proposals to substantially change the financial institution regulatory system. Such legislation could change banking statutes and our operating environment in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. We cannot predict whether any such legislation will be enacted, and, if enacted, the effect that it, or any implementing regulations, would have on our financial condition, results of operations or cash flows. A change in statutes, regulations or regulatory policies applicable to the Company or any of its subsidiaries could have a material effect on our business.

Regulatory Action by the FRBSF and CDBO
On August 31, 2010, the Company and the Bank entered into the FRBSF Agreement with FRBSF. On the same date, the Bank consented to the issuance of a regulatory order by the CDBO (the “CDBO Order”).
On October 31, 2013, the CDBO terminated the CDBO Order after concluding that the Bank had substantially complied with its terms.
The principal purposes of the FRBSF Agreement, which constitutes formal supervisory action by the FRBSF, were to require us to adopt and implement formal plans and take certain actions, as well as to continue to implement other measures that we previously adopted, to address the adverse consequences that the economic recession has had on the performance of our loan portfolio and our operating results, to improve our operating results, and to increase our capital to strengthen our ability to weather any further adverse economic conditions that might arise in the future.
The FRBSF Agreement requires the Boards of Directors of the Company and the Bank to prepare and submit written plans to the FRBSF to address the following matters: (i) strengthening board oversight of the management operations of the Bank; (ii) strengthening credit risk management practices; (iii) improving credit administration policies and procedures; (iv) improving the Bank’s position with respect to problem assets; (v) maintaining adequate reserves for loan losses in accordance with applicable supervisory guidelines; (vi) improving the capital position of the Bank and of the Company; (vii) improving the Bank’s earnings through the formulation, adoption and implementation of a new strategic plan, and (viii) submitting a satisfactory funding contingency plan for the Bank that would identify available sources of liquidity and a plan for dealing with adverse economic and market conditions. The Company may not declare or pay cash dividends, repurchase any of its shares, make payments on its trust preferred securities or incur or guarantee any debt, without the prior approval of the FRBSF. As a result of these prohibitions, the Company has not made interest payments on the junior subordinated debentures issued in 2002 and 2004 as discussed in Note 9, Borrowings and Contractual Obligations in the notes to our consolidated financial statements.
The Company and the Bank have made substantial progress with respect to several of these requirements, including a requirement, achieved in August 2011, that the Bank raise additional capital to increase its ratio of adjusted tangible shareholders’ equity-to-tangible assets to 9.00%. Formal termination of the FRBSF Agreement requires an express determination by the FRBSF to the effect that substantial compliance with all of the provisions has been achieved. Failure by the Company or the Bank to meet any of the requirements could be deemed by the FRBSF to be conducting business in an unsafe manner which could subject the Company or the Bank to further regulatory enforcement action.
A copy of the FRBSF Agreement is attached as Exhibit 10.1 to the Current Report on Form 8-K dated August 31, 2011, which we filed with the SEC on September 7, 2010. The foregoing summary of the FRBSF Agreement is qualified in its entirety by reference to that Exhibit.
Employees
As of December 31, 2013, we employed 243 persons on a full-time equivalent basis and two persons on a part-time basis for a total of 245 persons. Of the 243 full-time equivalent persons, 77 related to our mortgage banking division and will cease to be employed after the discontinuation of the mortgage banking division is completed. None of our employees are covered by a collective bargaining agreement. We believe relations with our employees are good.
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
Our business has been and may continue to be adversely affected by volatile conditions in the financial markets and unfavorable economic conditions generally.
The United States recently faced a severe economic crisis, including a major recession from which it is slowly recovering. Business activity across a wide range of industries and regions in the United States remains reduced and many businesses continue to experience financial difficulty. The financial markets and financial services industry in particular suffered unprecedented disruption, causing a number of institutions to fail or to require government intervention to avoid failure.
As a result of these financial and economic crises, many lending institutions, including us, experienced substantial declines in the performance of their loans in 2008, 2009 and 2010. These loan losses required us to significantly increase our ALL by means of charges to income. The increase in our non-performing loans, coupled with a decrease in loan demand and a decline in net interest margins due to reduced interest rates, resulted in us incurring net losses of $12.0 million, $17.3 million and $14.0 million in 2008, 2009 and 2010, respectively.
The economy in Southern California, where the majority of our assets and deposits are generated, was particularly hard hit during this recession. While the general business environment in the region has improved in the past year, there can be no assurance that the environment will continue to improve in the near term. If business and economic conditions begin to decline again, including any continued declines in real estate values, home sale volumes, and financial stress on borrowers, the prolonged economic weakness could have one or more of the following adverse effects on our business:

•	a lack of demand for loans, which would result in a decline in interest income and our net interest margin;

•	a decline in the value of our loans or other assets secured by residential or commercial real estate;

•	a decrease in deposit balances due to overall reductions in the accounts of customers, which would adversely impact our liquidity position;

•	an impairment of our investment securities and OREO; and

•
an increase in the the volume of loans that become delinquent, the number of borrowers that file for protection under bankruptcy laws or default on their home loans or commercial loan obligations to us, either of which could result in a higher level of non-performing assets and cause us to increase our ALL, thereby reducing our earnings.

We could incur losses on the loans we make.
Loan defaults and the incurrence of losses on the loans we make are an inherent risk of the banking business. That risk previously had been exacerbated by the significant slowdown in the housing markets and significant increases in real estate loan foreclosures in Los Angeles, Orange, Riverside and San Diego counties of California where most of our customers are based. This slowdown was attributable to declining real estate prices, excess inventories of unsold homes, high vacancy rates at commercial properties and increases in unemployment and a resulting loss of confidence about the future among businesses and consumers that had combined to adversely affect business and consumer spending. These conditions led to increases in our non-performing assets in in prior periods, which required us to record loan charge-offs and write-downs in the carrying values of real properties that we acquired by or in lieu of foreclosure and caused us to incur losses in those periods. While we have begun to see a recovery in the housing markets including increased real estate prices, lower vacancy rates at commercial properties and continued improvement in unemployment, further weakness in economic conditions could result in additional loan charge-offs and asset write-downs that would require us to increase the provisions we make for loan losses and losses on real estate owned that would have a material adverse effect on our future operating results, financial condition and capital.
We may be required to increase our reserve for loan and lease losses (“ALLL”) which would adversely affect our financial performance in the future.
On a quarterly basis we evaluate and conduct an analysis to estimate the losses inherent in our loan portfolio. However, this evaluation requires us to make a number of estimates and judgments regarding the financial condition of a significant number of our borrowers, the fair value of the properties collateralizing our outstanding loans and economic trends that could affect the ability of borrowers to meet their payment obligations to us. Based on those estimates and judgments, we make determinations, which are necessarily subjective, with respect to (i) the adequacy of our ALLL to provide for write-downs in the carrying values and charge-offs of loans that may be required in the future and (ii) the need to increase the ALLL by means of a charge to income (commonly referred to as the provision for loan and lease losses). If, due to circumstances outside of our control those estimates or judgments prove to have been incorrect or the Bank’s regulators come to a different conclusion regarding the adequacy of the Bank’s ALLL, we would have to increase the provisions we make for loan losses, which would reduce our income or could cause us to incur operating losses in the future.
Risks and uncertainties posed by the FRBSF Agreement to which we and the Bank are subject.
As previously reported and described in our Current Report on Form 8-K dated August 31, 2010, we entered into the FRBSF Agreement and the Bank consented to the issuance by the CDBO of a Final Order (the “CDBO Order”), due primarily to the increases in loan losses and other non-performing assets and the net losses we incurred in 2008, 2009 and 2010 and in the first half of 2011. As we reported in our Quarterly Report on Form 10-Q for the period ended September 30, 2013, on October 31,

2013 the DBO terminated the DBO Order after concluding that the Bank had substantially complied with its terms. Set forth below is a description of material risks and uncertainties created for us by the FRBSF Agreement.
We are subject to increased regulatory oversight which increases our costs of doing business and restricts our ability to grow our banking franchise. Under the terms of the FRBSF Agreement, we and the Bank are required to implement certain corrective and remedial measures within strict time frames and to maintain certain levels of liquidity, loan loss reserves and capital. In addition, we are required to increase management oversight of our operations and are subject to more frequent regulatory examinations. These requirements have had and in the future may have the effect of increasing our expenses and adversely affecting our operating results, and restricting our growth.
The Bank is restricted from paying dividends to us and we are restricted from paying dividends to our shareholders and from making interest payments on our subordinated debt securities. Dividends from the Bank to us comprise our primary source of funds for paying dividends to our shareholders and paying interest on our junior subordinated debentures (the “Junior Subordinated Debentures”), which we issued in connection with sales of trust preferred securities in 2002 and 2004. Pursuant to the FRBSF Agreement, the Bank may not pay cash dividends to us without the prior approval of the FRBSF and we may not pay cash dividends to our shareholders or interest on the Junior Subordinated Debentures. As previously reported, we began to defer interest payments on the Junior Subordinated Debentures in mid-2010, when we were advised by the FRBSF that it would not approve further interest payments pending an improvement in our operating results and increases in the Bank’s capital and we cannot predict when the FRBSF will permit us to resume such payments. We are permitted to defer interest payments on the Junior Subordinated Debentures for up to 20 consecutive quarters; however, if we are not permitted by the FRBSF to pay the deferred interest and resume making interest payments on a current basis by January 2015, then we would be in default of our obligations under the Junior Subordinated Debentures, in which event the entire $17.5 million principal amount of, and accrued but unpaid interest on, the Junior Subordinated Debentures could be declared immediately due and payable.
Failure to satisfy the requirements of the FRBSF Agreement could subject us to regulatory enforcement actions and additional restrictions on our business. We are required to maintain the Bank’s capital ratios and continue to meet other requirements under the FRBSF Agreement. There is no assurance that we will be able to do so. If we do not, the FRBSF could subject us and the Bank to regulatory enforcement actions, which could include the assessment of civil money penalties on us and the Bank, as well as on our directors, officers and other affiliated parties, and impose further restrictions on our business. Any such regulatory actions would increase our operating costs, restrict our ability to grow, make it more difficult for us to recruit officers and directors in the event the need to do so arises in the future, and could result in decreases in our income or cause us to incur losses in the future.
Liquidity risk could adversely affect our ability to fund operations and hurt our financial condition.
Liquidity is essential to our business, as we use cash to fund loans and investments and other interest-earning assets and deposit withdrawals that occur in the ordinary course of our business. Our principal sources of liquidity include deposits, FHLB borrowings, sales of loans or investment securities held for sale, repayments to the Bank of loans it makes to borrowers and sales of equity securities by us. If our ability to obtain funds from these sources becomes limited or the costs to us of those funds increases, whether due to factors that affect us specifically, including our financial performance or the imposition of regulatory restrictions on us, or due to factors that affect the financial services industry in general, including weakening economic conditions or negative views and expectations about the prospects for the financial services industry as a whole, then, our ability to grow our banking business would be adversely affected and our financial condition and results of operations could be harmed.
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

•
adversely affecting the financial capability of borrowers to meet their loan obligations to us, which could result in increases in loan losses and require us to make additional provisions for possible loan losses, thereby adversely affecting our operating results or causing us to incur losses; and

•
causing reductions in real property values that, due to our reliance on real property to collateralize many of our loans, could make it more difficult for us to prevent losses from being incurred on non-performing loans through the foreclosure and sale of such real properties.

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
On July 21, 2010, the President signed the Dodd-Frank Act into law. The Dodd-Frank Act represents a comprehensive overhaul of the financial services industry within the United States, establishes the Consumer Financial Protection Bureau (the “CFPB”) and requires the CFPB and other federal agencies to implement many new and significant rules and regulations. Certain provisions of the Dodd-Frank Act were made effective immediately. However, much of the Dodd-Frank Act is subject to further rulemaking and/or studies. As a result, it is difficult to assess the extent to which the Dodd-Frank Act, or the resulting rules and regulations, will impact our business and financial performance. Compliance with these new laws and regulations will result in additional costs, which could be significant, and may have a material and adverse effect on our results of operations. In addition, Dodd-Frank permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal law. We cannot predict whether California state agencies will adopt consumer protection laws and standards that are more stringent than those adopted at the federal level or, if any are adopted, what impact they may have on us, our business or our results of operations.
Premiums for federal deposit insurance have increased and may increase even more.
The FDIC uses the DIF to cover insured deposits in the event of bank failures, and maintains the DIF by assessing insurance premiums on FDIC-insured banks and depository institutions. The increase in bank failures during the three years ended December 31, 2010 caused the DIF to fall below the minimum balance required by law, forcing the FDIC to raise the insurance premiums assessed on FDIC-insured banks in order to rebuild the DIF. Depending on the frequency and severity of bank failures in the future, the FDIC may further increase premiums or assessments, which would increase our costs of business and could negatively affect our earnings and financial performance in the future.
The loss of key personnel could hurt our financial performance.
Our success depends to a great extent on the continued availability of our existing management and, in particular, on Steven K. Buster our President and Chief Executive Officer, and Thomas M. Vertin our Commercial Banking Division President. In addition to their skills and experience as bankers, our executive officers provide us with extensive community ties upon which our competitive strategy is partially based. As a result, the loss of the services of any of these officers could harm our ability to implement our business strategy or our future operating results.
Our recent exit from the mortgage business could adversely affect our results of operations in the future.
Based on a review of our mortgage banking operations, we decided to focus our banking business entirely on our commercial lending business and, therefore, we decided to exit the mortgage banking business on December 9, 2013, in order (i) to redeploy some of our capital resources committed to the mortgage business to our core commercial lending business, (ii) to reduce and control our staffing costs and operating expenses and (iii) to manage and limit interest rate and other risks inherent in the mortgage lending business. We have established reserves totaling $3.8 million in 2013 for our estimate of the costs that will be incurred in winding down this business in the first half of 2014. It may take longer than we expected to complete the wind down of this business and we may incur costs that exceed our estimated cost to wind this operation down. In addition, we could incur costs to repurchase loans pursuant to investor repurchase requests for loans that we made and sold in the secondary market in the past and incur costs to collect those loans that exceed reserves established for such activities, which totaled $1.9 million at December 31, 2013.
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
A breach in the security of our systems could disrupt our business, result in the disclosure of confidential information, damage our reputation and create significant financial and legal exposure to us.
We rely heavily on communications and information systems to conduct our business. Although we devote significant resources to maintain and regularly upgrade our systems and processes that are designed to protect the security of our computer systems, software, networks and other technology assets and the confidentiality, integrity and availability of information belonging to us and our customers, there is no assurance that all of our security measures will provide absolute security. Information security risks for financial institutions have generally increased in recent years in part because of the proliferation of new technologies, the use of the Internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists or other external parties. Those parties may also attempt to fraudulently induce employees, customers or other users of our systems to disclose sensitive information in order to gain access to our data or that of our customers. For example, other financial services institutions and companies engaged in data processing have reported breaches in the security of their websites or other systems, some of which have involved sophisticated and targeted attacks intended to obtain unauthorized access to confidential information, destroy data, disrupt or degrade service, sabotage systems or cause other damage, often through the introduction of computer viruses or malware, cyberattacks and other means.
Despite our efforts to ensure the integrity of our systems, it is possible that we may not be able to anticipate or to implement effective preventive measures against all security breaches of these types, especially because the techniques used change frequently or are not recognized until launched. These risks may increase in the future as we continue to increase our internet-based product offerings and expand our internal usage of web-based products and applications. A successful penetration or circumvention of the security of our systems could cause serious negative consequences for us, including significant disruption of our operations, misappropriation of our confidential information or that of our customers, or damage to our computers or systems and those of our customers and counterparties, and could result in violations of applicable privacy and other laws, financial loss to us or our customers, loss of confidence in our security measures, customer dissatisfaction, significant litigation exposure, and harm to our reputation, all of which could have a material adverse effect on us.
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
The trading prices of our common stock may fluctuate widely as a result of a number of factors, many of which are outside our control. Our stock price in the future could be adversely affected by other factors including:

•	quarterly fluctuations in our operating results or financial condition;

•	failure to meet analysts’ revenue or earnings estimates;

•	the restrictions, described below, on our ability to pay cash dividends on our common stock;

•	the imposition of additional regulatory restrictions on our business and operations or an inability to meet regulatory requirements such as those contained in the FRBSF Agreement;

•	an inability to resume our growth strategy in the near term or to successfully implement that strategy in the future;

•	strategic actions by us or our competitors, such as acquisitions or restructurings;

•	fluctuations in the stock prices and operating results of our competitors;

•	general market conditions and, in particular, developments related to market conditions for the financial services industry stocks;

•	proposed or newly adopted legislative or regulatory changes or developments aimed at the financial services industry;

•	any future proceedings or litigation that may involve or affect us; and

•	continuing concerns and a lack of confidence among investors that economic and market conditions will improve.
We are currently restricted from paying dividends, and do not anticipate paying any cash dividends on our common stock for the foreseeable future.
Dividends from the Bank will be the principal source of funds available to us to pay cash dividends to our shareholders in the future. However, as described above, pursuant to the FRBSF Agreement, the Bank may not pay cash dividends to us without the prior approval of the FRB and we may not pay cash dividends to our shareholders without the prior approval of the FRB. There is no assurance when those restrictions might be lifted, if at all. Additionally, we and the Bank are subject to additional restrictions which currently and in the future may prevent us from paying cash dividends on our common stock:

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

•
California laws also place restrictions on the ability of California corporations to pay cash dividends on preferred or common stock. Subject to certain limited exceptions, a California corporation may pay cash dividends only to the extent of (i) the amount of its retained earnings or (ii) the amount by which the fair value of the corporation’s assets exceeds its liabilities. Although the fair value of our assets exceeded our liabilities at December 31, 2012, due to the restrictions under the FRBSF Agreement which precludes us from paying dividends to shareholders and interest on the Junior Subordinated Debentures and the Bank from paying dividends to us, as well as the dividend preference of the holders of our outstanding preferred stock, there is no assurance as to when we might be able to pay dividends on our common stock in the future.

Finally, even if the regulatory and other restrictions on the payment of dividends by us and the Bank are lifted and we generate retained earnings in the future, it is our intention to retain cash to increase our capital and fund our operations and the expansion of our banking franchise. As a result, we have no intention to pay cash dividends on our common stock for the foreseeable future.
Our principal shareholders and management own a significant percentage of our voting shares and are able to exercise significant influence over our business and have the power to block transactions that could benefit our other shareholders.
As a result of our sale of a total of 4,201,278 shares of common stock to Carpenter Community Bancfund, L.P. and Carpenter Community Bancfund-A, L.P. (collectively, the “Carpenter Funds”) in April 2012 and 2,222,222 shares of common stock in March 2013, the Carpenter Funds currently own a total of approximately 34% of our outstanding shares of voting stock and together constitute our largest shareholder. Further, as previously reported in our Current Report on Form 8-K dated February 28, 2012, pursuant to an investor rights agreement entered into with the Carpenter Funds, three individuals designated by the Carpenter Funds have been appointed to serve on the respective Boards of Directors of both the Company and the Bank. In addition, Mr. Curt Christianssen, our Interim Chief Financial Officer, is also Executive Vice President and Chief Financial Officer of the Carpenter Funds. As a result, the Carpenter Funds have the ability to significantly influence the outcome of matters requiring approval of our Board of Directors and matters requiring the approval of our shareholders. Consequently, the Carpenter Funds have significant influence over our operations and outcome of shareholder votes on the approval of mergers and acquisitions or changes in corporate control which, among other things, could (i) discourage potential acquirers from attempting to acquire the Company, thereby impeding or preventing the consummation of acquisition or change of control transactions in which our shareholders might otherwise receive a premium for their shares, and (ii) make it more difficult for us to sell additional shares at prices in excess of those paid by the Carpenter Funds for their shares of common stock, even if our financial performance significantly improves.
If we sell additional shares of our common stock in the future, our shareholders could suffer significant dilution in their share ownership and voting power.
Subject to market conditions and other factors, we may determine from time to time to issue additional shares of our common stock or pursue other equity financings to meet capital requirements or support the growth of our business. We have issued, and may continue to issue, stock options, warrants, or other stock grants under our equity incentive plan. It is probable that options and or/warrants will be exercised during their respective terms if the stock price exceeds the exercise price of the particular option or warrant. If the options or warrants are exercised, share ownership will be diluted.
Share ownership of our common stock will also be diluted from shares issued upon conversion of our outstanding convertible preferred stock. Additionally, holders of our Series B Convertible 8.4% Preferred Stock (the “Series B Shares”) are entitled to receive dividends payable in cash at a rate of 8.4% per annum if, as and when declared by the Board of Directors. However, the terms of the Series B Shares provide that if, due to legal or regulatory restrictions, we are unable to pay cash dividends on the Series B Shares for two semi-annual dividend periods, we will be required to pay such dividends in shares of our Series C 8.4% Noncumulative Preferred Stock (the “Series C Shares”). Due to dividend restrictions under California law and the FRBSF Agreement, we were precluded from paying cash dividends on the Series B Shares during each of the six month periods ended June 30, 2013 and December 31, 2013. As a result, we issued a total of 5,382 Series C Shares as dividends on our outstanding Series B Shares in 2013. Due to these dividend restrictions, we expect that it will be necessary for us to continue issuing Series C Shares in lieu of cash dividends on the Series B Shares. See “Dividend Policy and Restrictions on the Payment of Dividends” in Part II, Item 5 of this Annual Report on Form 10-K.
Further issuance of any of shares of our common stock and/or preferred stock, including issuances upon conversion or as dividends on our outstanding preferred stock, would dilute the ownership interests of any holders of our common stock at the time of such issuance.
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

ITEM 1B.     UNRESOLVED STAFF COMMENTS
None.

ITEM 2.     PROPERTIES
We lease office space in various cities throughout Southern California, including Costa Mesa, Newport Beach, San Juan Capistrano, Beverly Hills, Torrance, La Jolla, La Habra and Ontario. We believe our leased facilities are adequate for us to conduct our business.

ITEM 3.     LEGAL PROCEEDINGS
Other Legal Actions. We also are subject to legal actions that arise from time to time in the ordinary course of our business. Currently we are not aware of any legal proceedings where the likelihood of a loss is reasonably possible and the amount or range of reasonably possible losses is material to our financial condition, results of operations or cash flows.

ITEM 4.     MINE SAFETY DISCLOSURES
Not applicable.

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

	High	Low
Year Ended December 31, 2013
First Quarter	$6.50	$5.59
Second Quarter	$6.45	$5.06
Third Quarter	$6.68	$5.35
Fourth Quarter	$6.48	$5.96
Year Ended December 31, 2012
First Quarter	$5.49	$3.15
Second Quarter	$7.29	$5.12
Third Quarter	$7.30	$6.35
Fourth Quarter	$7.26	$5.31
The high and low per share sale prices of our common stock on the NASDAQ Global Select Market on March 12, 2014, were $6.24 and $6.00 per share, respectively and, as of that same date, there were approximately 138 holders of record of our common stock.
Stock Performance Graph
The following graph compares the percentage change in our cumulative total shareholder return on our common stock, in each of the years in the five year period ended December 31, 2013, with the cumulative total return of: (i) the Russell 2000 Index, which measures the performance of the smallest 2,000 members, by market cap, of the Russell 3,000 Index, and (ii) an index published by SNL Securities L.C. (“SNL”) and known as the SNL Western Bank Index, which is comprised of 51 banks and bank holding companies (including the Company), the shares of which are listed on NASDAQ or the New York Stock Exchange and most of which are based in California and the remainder of which are based in nine other western states.
The stock performance graph assumes that $100 was invested in Company common stock at the close of market on December 31, 2008, and, at that same date, in the Russell 2000 Index and the SNL Western Bank Index and that any dividends paid in the indicated periods were reinvested. Shareholder returns shown in the stock performance graph are not necessarily indicative of future stock price performance.

Total Return Performance
Pacific Mercantile Bancorp
Russell 2000
SNL Western Bank Index
Index Value
300
250
200
150
100
50
0
12/31/08
12/31/09
12/31/10
12/31/11
12/31/12
12/31/13

(1)	The source of the above graph and chart is SNL.

	Period Ending
Index	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13
Pacific Mercantile Bancorp	100.00	61.63	75.71	66.53	128.37	126.94
Russell 2000 Index	100.00	91.83	104.05	94.00	118.63	166.91
SNL Western Bank Index	100.00	129.21	167.28	151.34	182.54	265.89
The above performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that section and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act.
Dividend Policy and Restrictions on the Payment of Dividends
Our Board of Directors has followed the policy of retaining earnings to maintain capital, enhance the Bank's liquidity and support the growth of our banking franchise. Accordingly, we have not declared or paid any cash dividends on our common stock since 2008. In addition, the FRBSF Agreement provides that we may not pay cash dividends to our shareholders without the prior approval of the FRBSF and we do not expect to be able to obtain such approval until we significantly reduce our nonperforming assets and generate earnings on a sustainable basis. As a result, we do not expect to pay cash dividends or make share purchases for the foreseeable future. See “Item 1 – BUSINESS – Supervision and Regulation – Pacific Mercantile Bancorp — Regulatory Action Taken by the FRBSF and the CDBO.”
Cash dividends from the Bank represent the principal source of funds available to the Bancorp to pay cash dividends to shareholders. Therefore, government regulations, including the laws of the State of California, as they pertain to the payment of cash dividends by California state chartered banks, limit the amount of funds that the Bank would be permitted to dividend to the Bancorp. As a result, those laws also affect our ability to pay cash dividends to our shareholders. In particular, under California law, cash dividends by a California state chartered bank may not exceed, in any calendar year, the lesser of (i) the sum of its net income for the year and its retained net income from the preceding two years (after deducting all dividends paid during the period), or (ii) the amount of its retained earnings. See Note 15, Shareholders' Equity in the notes to our consolidated financial statements for more detail regarding the regulatory restrictions on our and the Bank's ability to pay dividends.

Additionally, because the payment of cash dividends has the effect of reducing capital, the capital requirements imposed on bank holding companies and commercial banks often operate, as a practical matter, to preclude the payment, or limit the amount of, cash dividends that might otherwise be permitted by California law; and the federal bank regulatory agencies, as part of their supervisory powers, generally require insured banks to adopt dividend policies which limit the payment of cash dividends much more strictly than do applicable state laws. Also, we are prohibited, by the FRBSF Agreement, from making interest payments on the junior subordinated debentures we issued in 2002 and 2004 and, as a result, we have had to defer interest payments on those debentures. Under the terms of those debentures, we may not pay cash dividends on our common stock or preferred stock unless and until we have paid all of the deferred interest in full and thereafter make interest payments on the debentures as and when they become due. See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONŞ—Contractual Obligations—Junior Subordinated Debentures” in Item 7 of this Report for additional information regarding the junior subordinated debentures.
The holders of our Series B Shares and Series C Shares are entitled to receive dividends payable in cash at a rate of 8.4% per annum if, as and when declared by the Board of Directors. If, however, due to legal or regulatory restrictions, such as the dividend restrictions under California law or under the FRBSF Agreement, the Company is unable to pay cash dividends on the Series B Shares or the Series C Shares for two semi-annual dividend periods, then the Company is required to pay such dividends in Series C Shares. Because we were not able to obtain the approval of the FRBSF to pay cash dividends on the Series B Shares in 2012, we issued a total of 12,083 Series C Shares in lieu of those cash dividends in 2012 and in the future we will be required to issue additional Series C Shares as dividends on the Series B Shares and on all previously issued Series C Shares until such time as we are able to obtain the approval of the FRBSF to pay cash dividends on the Series B Shares and the Series C Shares from time to time outstanding. The issuance of Series C Shares will be dilutive of the investments which our existing common shareholders have in the Company due to the preferential rights that the Series C Shares have with respect the payment of dividends and the receipt of cash payments that may be made to our shareholders upon a sale or other acquisition of the Company. In addition, no dividends may be declared or paid on shares of the Company’s common stock unless dividends are first paid (either in cash or in Series C Shares) on the Series B Shares and any Series C Shares that may have been issued and are then outstanding.
Accordingly, we do not expect to pay cash dividends for the foreseeable future.
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

ITEM 6.     SELECTED FINANCIAL DATA
The selected statement of operations data for the fiscal years ended December 31, 2013, 2012 and 2011, the selected balance sheet data as of December 31, 2013 and 2012, and the selected financial ratios (other than tangible book value per share), that follow below were derived from our audited consolidated financial statements included in Item 8 of this Report and should be read in conjunction with those audited consolidated financial statements, together with the notes thereto, and with Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7 of this Report. The selected statement of operations data for the years ended December 31, 2010 and 2009, the selected balance sheet data as of December 31, 2011, 2010 and 2009, and the selected financial ratios (other than tangible book value per share) for the periods prior to January 1, 2012 are derived from audited consolidated financial statements that are not included in this Report. The data for the previous years have been adjusted to reflect discontinued operations.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands except per share data)
Selected Statement of Operations Data:
Total interest income	$35,651	$38,426	$43,107	$50,143	$51,325
Total interest expense	5,317	8,049	11,058	18,057	29,882
Net interest income	30,334	30,377	32,049	32,086	21,443
Provision (benefit) for loan and lease losses	4,505	1,950	(833)	8,288	23,673
Net interest income after provision (benefit) for loan and lease losses	25,829	28,427	32,882	23,798	(2,230)
Total noninterest income	2,556	3,234	2,104	3,031	4,594
Total noninterest expense	37,709	35,942	29,694	31,138	30,261
(Loss) income from continuing operations before income taxes	(9,324)	(4,281)	5,292	(4,309)	(27,897)
Income tax provision (benefit)	5,610	(6,920)	(6,425)	8,958	(12,333)
Net (loss) income from continuing operations	$(14,934)	$2,639	$11,717	$(13,267)	$(15,564)
Net (loss) income from discontinued operations	(7,282)	7,015	(85)	(687)	(1,744)
Accumulated declared dividends on preferred stock	(538)	(941)	—	—	—
Accumulated undeclared dividends on preferred stock	(544)	(17)	(440)	(1,075)	(61)
Net (loss) income allocable to common shareholders	$(23,298)	$8,696	$11,192	$(15,029)	$(17,369)
Per share data-basic:
Net (loss) income from continuing operations	$(0.88)	$0.11	$0.99	$(1.37)	$(1.49)
Net (loss) income allocable to common shareholders	$(1.28)	$0.57	$0.99	$(1.44)	$(1.66)
Per share data-diluted:
Net (loss) income from continuing operations	$(0.88)	$0.15	$0.99	$(1.37)	$(1.49)
Net (loss) income allocable to common shareholders	$(1.28)	$0.55	$0.98	$(1.44)	$(1.66)
Weighted average shares outstanding
Basic	18,240,891	15,386,106	11,361,389	10,434,665	10,434,665
Diluted	18,240,891	17,674,974	11,371,524	10,434,665	10,434,665
Dividends per share	—	—	—	—	—

	December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands except for per share information)
Selected Balance Sheet Data:
Cash and cash equivalents(1)	$106,940	$128,208	$96,467	$32,678	$141,651
Total loans(2)	765,426	719,257	641,962	722,210	813,194
Total assets	996,583	1,053,941	1,024,552	1,015,870	1,200,636
Total deposits	780,225	845,395	862,047	816,226	960,438
Junior subordinated debentures	17,527	17,527	17,527	17,527	17,527
Total shareholders’ equity	115,158	122,876	86,625	63,416	76,472
Tangible book value per share(3)	$5.47	$6.75	$6.26	$4.86	$6.14
Tangible book value per share, as adjusted(3)(4)	$5.50	$6.49	$6.08	$5.55	$6.71

(1)	Cash and cash equivalents include cash and due from other banks and federal funds sold.

(2)	Net of allowance for loan and lease losses and exclusive of loans held for sale.

(3)	Tangible book value per share is unaudited.

(4)
Tangible book value per share, as adjusted, does not include accumulated other comprehensive income (loss) which is included in shareholders’ equity, and assumes that the each outstanding Series B Share and Series C Share was converted into 18.80 shares of common stock.

	For the Year Ended December 31,
	2013	2012	2011	2010	2009
	(unaudited)
Selected Financial Ratios:
Return on average assets	(1.59)%	0.27%	1.19%	(1.16)%	(1.32)%
Return on average equity	(11.47)%	2.55%	16.63%	(18.31)%	(18.32)%
Ratio of average equity to average assets	13.82%	10.66%	7.16%	6.32%	7.20%

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview
The following discussion presents information about our consolidated results of operations, financial condition, liquidity and capital resources and should be read in conjunction with our consolidated financial statements and the notes thereto included in Item 8 of this Report.
Our principal operating subsidiary is Pacific Mercantile Bank (the “Bank”), which is a California state chartered bank. The Bank accounts for substantially all of our consolidated revenues, expenses and income and our consolidated assets and liabilities. Accordingly, the following discussion focuses primarily on the Bank’s results of operations and financial condition.
As of December 31, 2013, our total assets, net loans (which exclude loans held for sale) and total deposits were $997 million, $765 million and $780 million, respectively.
The Bank, which is headquartered in Orange County, California, approximately 40 miles south of Los Angeles, conducts a commercial banking business in Orange, Los Angeles, San Bernardino and San Diego counties in Southern California. The Bank is also a member of the Federal Reserve System and its deposits are insured, to the maximum extent permitted by law, by the Federal Deposit Insurance Corporation (the “FDIC”). For the year ended December 31, 2013 we operated as one reportable segment, Commercial Banking, and one non-reportable segment, Discontinued Operations. For the years ended December 31, 2012 and 2011, we operated as two reportable segments: Commercial Banking and Mortgage Banking.
Unless the context otherwise requires, the “Company,” “we,” “our,” “ours,” and “us” refer to Pacific Mercantile Bancorp and its consolidated subsidiaries.

Current Developments
In December 2013, the decision was made to exit the mortgage banking business to enable us to focus on growing our commercial lending business and shift our focus to a relationship commercial bank. The mortgage industry had been facing difficulty with the downturn in refinancing opportunity, and, consequently, our mortgage loan production was lower than expected in 2013. This has further supported the decision to exit from the mortgage business. We expect to complete the wind down of the Bank's consumer mortgage operations during the first half of 2014, which will enable us to further our efforts to focus on commercial banking products and services.
Our aim is to expand our commercial banking activity with a renewed emphasis on corporate financing and attractive treasury products. To this extent, we have recruited experienced and accomplished banking officers who are generating new business and enhancing their prospective ability to add new customers or expand existing customer relationships. We have provided incentives for our relationship officers for bringing in new deposits and loans. These relationship officers have extensive experience with commercial and industrial loans and are able to bring their experience within the local communities to the Bank.
We have also experienced significant changes in our management and Board of Directors. In 2013, we hired a new President and Chief Executive Officer, Mr. Steven K. Buster. Mr. Buster joins the Bank from Mechanics Bank where he served as the Chief Executive Officer from 2004 through 2012. Mr. Buster has more than 35 years of experience as a banking executive and has extensive business and personal contacts throughout the Bank's service area. We also hired a new interim Chief Financial Officer, Mr. Curt Christianssen, who joins us with over 30 years in the banking industry. Mr. Christianssen has served in the financial chief position for a number of banks and financial services firms, including Eldorado Bancorp and Manhattan Bancorp. We added new directors to the Board of Directors in 2013, including the addition of Mr. Stephen P. Yost. Mr. Yost spent the majority of his 35 years in banking in credit administration, with notable banking institutions such as Commerica Bank and Mellon Bank. Due to Mr. Yost's extensive knowledge of bank lending and credit issues, he is a valuable addition to the Board of Directors and its loan committee.
Results of Operations
Discontinued Operations
In connection with our exit from the mortgage banking business in December 2013, the revenues and expenses of our mortgage banking division have been classified as discontinued operations for all periods presented. As a result, all comparisons below reflect the continuing results of our operations. Loss from discontinued operations was $7.3 million for the year ended December 31, 2013 and includes reserves related to the discontinuation of the business of $3.1 million. For additional information, see Note 17, Discontinued Operations, in our accompanying audited consolidated financial statements for the year ended December 31, 2013 included in Part II Item 8 of this Annual Report.
Operating Results for the Years Ended December 31, 2013, 2012, and 2011
Our operating results for the year ended December 31, 2013, compared to December 31, 2012, and for the year ended December 31, 2012, compared to December 31, 2011, were as follows:

	Year Ended December 31,
	2013	2012	2011	2013 vs. 2012 % Change	2012 vs. 2011 % Change
	(Dollars in thousands)
Interest income	35,651	38,426	43,107	(7.2)%	(10.9)%
Interest expense	5,317	8,049	11,058	(33.9)%	(27.2)%
Provision for loan and lease losses	4,505	1,950	(833)	131.0%	(334.1)%
Non-interest income	2,556	3,234	2,104	(21.0)%	53.7%
Non-interest expense	37,709	35,942	29,694	4.9%	21.0%
Income tax provision (benefit)	5,610	(6,920)	(6,425)	(181.1)%	7.7%
Net (loss) income from continuing operations	(14,934)	2,639	11,717	(665.9)%	(77.5)%
Net (loss) income from discontinued operations	(7,282)	7,015	(85)	(203.8)%	(8,352.9)%
Net (loss) income	(23,298)	8,696	11,192	(367.9)%	(22.3)%
Interest Income
2013 vs. 2012.
Total interest income decreased 7.2% to $35.7 million for the year ended December 31, 2013 from $38.4 million for the year ended December 31, 2012, with an average yield on interest-earning assets of 4.01% for the year ended December 31, 2013 compared to 4.22% for the year ended December 31, 2012. During the year ended December 31, 2013 and 2012, interest income on loans was $33.8 million and $35.9 million, respectively, yielding 4.74% and 5.15% on average loan balances of $713.9 million and $698.4 million, respectively. The increase in the average loan balances is attributable to an increase in loan demand. The decrease in loan yield is primarily attributable to the actions of the Board of Governors of the Federal Reserve System (“Federal Reserve Board”) to keep short-term interest rates low as approximately $250 million of our loans bear interest rates tied to short-term indices.
During the year ended December 31, 2013 and 2012, interest income from our securities available-for-sale and stock, was $1.6 million and $2.2 million, respectively, yielding 1.96% and 2.14% on average balances of $81.5 million and $103.4 million, respectively. The average securities balances decreased as a result of sales and maturities of, and payments on, securities which we did not fully replace due to liquidity needs. The investment yield decrease is primarily due to deductions in the volume of relatively higher yielding securities and purchasing new securities at lower yields. Interest income from our short-term investments, including our federal funds sold and interest-bearing deposits, was $0.2 million and $0.3 million for the years ended December 31, 2013 and 2012, respectively, yielding 0.25% in each year on average balances of $93.1 million and $109.7 million, respectively. The average balances of short-term investments decreased as a result of a reduction in our funds held at the FRBSF. As a result, total interest income on investments decreased $0.7 million which was due to a $0.6 million decrease in securities available-for-sale and stock and a $0.1 million decrease in short-term investments.
2012 vs. 2011.
Total interest income decreased 10.9% to $38.4 million for the year ended December 31, 2012 from $43.1 million for the year ended December 31, 2011, with an average yield on interest-earning assets of 4.22% for the year ended December 31, 2012 compared to 4.55% for the year ended December 31, 2011. During the year ended December 31, 2012 and 2011, interest income on loans was $35.9 million and $38.9 million, respectively, yielding 5.15% and 5.49% on average loan balances of $698.4 million and $709.2 million, respectively. The decrease in loan yield is primarily attributable to the actions of the Federal Reserve Board to keep short-term interest rates low.
During the year ended December 31, 2012 and 2011, interest income from our securities available-for-sale and stock, was $2.2 million and $3.9 million, respectively, yielding 2.14% and 2.57% on average balances of $103.4 million and $153.5 million, respectively. The average securities balances decreased as a result of sales and maturities of, and payments on, securities which we did not fully replace due to liquidity needs. The investment yield decrease is primarily due to reductions in the volume of relatively higher yielding securities and purchasing new securities at lower yields. Interest income from our short-term investments, including our federal funds sold and interest-bearing deposits, was $0.3 million and $0.2 million for the years ended December 31, 2013 and 2012, respectively, yielding 0.25% in each year on average balances of $109.7 million and $83.8 million, respectively. The average balances of short-term investments increased as a result of additional funds on deposit at the FRBSF. As a result, total interest income on investments decreased $1.7 million which was due to a $1.7 million decrease in securities available-for-sale and stock partially offset by a $0.1 million increase in short-term investments.
Interest Expense
2013 vs. 2012.
Total interest expense decreased 33.9% to $5.3 million for the year ended December 31, 2013 from $8.0 million for the year ended December 31, 2012. The decrease was primarily due to a decrease in average interest-bearing liabilities of $616.4 million and $674.5 million at December 31, 2013 and 2012, respectively, yielding a cost of funds of 0.86% and 1.19%, respectively, which consisted of deposits, borrowings and junior subordinated debentures. Interest expense on our certificates of deposit for the years ended December 31, 2013 and 2012, was $3.8 million and $5.5 million, respectively, yielding 1.06% and 1.40%, on average balances of $354.7 million and $394.5 million, respectively, which is primarily the result of a decision we made to reduce the rates of interest we pay on higher priced time deposits, thereby reducing the volume of those deposits. The decrease in interest expense is also attributable to the declines in the interest rates we paid on money market and savings deposits as a result of the actions of the Federal Reserve Board to keep short-term interest rates low.
2012 vs. 2011.
Total interest expense decreased 27.2% to $8.0 million for the year ended December 31, 2012 from $11.1 million for the year ended December 31, 2011. The decrease was primarily due to a decrease in average interest-bearing liabilities of $674.5 million and $750.4 million at December 31, 2012 and 2011, yielding a cost of funds of 1.19% and 1.47%, respectively, which consisted of deposits, borrowings and junior subordinated debentures. Interest expense on our certificates of deposit for the years ended December 31, 2012 and 2011, respectively, was $5.5 million and $8.3 million, yielding 1.40% and 1.71%, on average balances of $394.5 million and $486.2 million, respectively, which is primarily the result of continued reductions in market rates of interest, thereby reducing the volume of those deposits. Partially offsetting the decrease in the certificates of deposit was a slight increase in noninterest bearing demand deposits, which further contributed to our lower cost of funds as we pay higher rates of interest on our certificates of deposit than on our core deposits. The decrease in interest expense is also attributable to principal reduction payments we made on our outstanding Federal Home Loan Bank of San Francisco (“FHLB”) borrowings.
Net Interest Margin
One of the principal determinants of a bank’s income is its net interest income, which is the difference between (i) the interest that a bank earns on loans, investment securities and other interest earning assets, on the one hand, and (ii) its interest expense, which consists primarily of the interest it must pay to attract and retain deposits and the interest that it pays on borrowings and other interest-bearing liabilities, on the other hand. As a general rule, all other things being equal, the greater the difference or "spread" between the amount of our interest income and the amount of our interest expense, the greater will be our net income; whereas, a decline in that difference or "spread" will generally result in a decline in our net income.
A bank’s interest income and interest expense are affected by a number of factors, some of which are outside of its control, including national and local economic conditions and the monetary policies of the Federal Reserve Board which affect interest rates, competition in the market place for loans and deposits, the demand for loans and the ability of borrowers to meet their loan payment obligations. Net interest income, when expressed as a percentage of total average interest earning assets, is a banking organization’s “net interest margin.”
The following tables set forth information regarding our average balance sheet, yields on interest earning assets, interest expense on interest-bearing liabilities, the interest rate spread and the interest rate margin for the years ended December 31, 2013, 2012 and 2011. Average balances are calculated based on average daily balances.

	Year Ended December 31,
	2013			2012			2011
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest earning assets
Short-term investments(1)	$93,147	$233	0.25%	$109,713	$278	0.25%	$83,804	$211	0.25%
Securities available for sale and stock(2)	81,493	1,599	1.96%	103,361	2,214	2.14%	153,490	3,949	2.57%
Loans(3)	713,894	33,819	4.74%	698,377	35,934	5.15%	709,211	38,947	5.49%
Total interest-earning assets	888,534	35,651	4.01%	911,451	38,426	4.22%	946,505	43,107	4.55%
Interest-bearing liabilities:
Interest-bearing checking accounts	$33,447	$93	0.28%	$27,381	$82	0.30%	$26,941	89	0.33%
Money market and savings accounts	155,352	565	0.36%	177,256	1,341	0.76%	144,184	1,352	0.94%
Certificates of deposit	354,720	3,763	1.06%	394,473	5,518	1.40%	486,224	8,296	1.71%
Other borrowings	55,318	352	0.64%	57,745	530	0.92%	75,367	779	1.03%
Junior subordinated debentures	17,527	544	3.10%	17,682	578	3.27%	17,682	542	3.07%
Total interest bearing liabilities	616,364	5,317	0.86%	674,537	8,049	1.19%	750,398	11,058	1.47%
Net interest income		$30,334			$30,377			$32,049
Net interest income/spread			3.15%			3.03%			3.08%
Net interest margin			3.41%			3.33%			3.39%

(1)	Short-term investments consist of federal funds sold and interest bearing deposits that we maintain at other financial institutions.

(2)	Stock consists of FHLB stock and Federal Reserve Bank stock.

(3)	Loans include the average balance of nonaccrual loans.
The following table sets forth changes in interest income, including loan fees, and interest paid in each of the years ended December 31, 2013, 2012 and 2011 and the extent to which those changes were attributable to changes in (i) the volumes of or in the rates of interest earned on interest-earning assets and (ii) the volumes of or in the rates of interest paid on our interest-bearing liabilities.

	2013 Compared to 2012 Increase (Decrease) due to Changes in			2012 Compared to 2011 Increase (Decrease) due to Changes in
	Volume	Rates	Total Increase (Decrease)	Volume	Rates	Total Increase (Decrease)
	(Dollars in thousands)
Interest income
Short-term investments(1)	$(41)	$(4)	$(45)	$66	$1	$67
Securities available for sale and stock(2)	(440)	(175)	(615)	(1,147)	(588)	(1,735)
Loans	785	(2,900)	(2,115)	(588)	(2,425)	(3,013)
Total earning assets	304	(3,079)	(2,775)	(1,669)	(3,012)	(4,681)
Interest expense
Interest-bearing checking accounts	17	(6)	11	1	(8)	(7)
Money market and savings accounts	(149)	(627)	(776)	278	(289)	(11)
Certificates of deposit	(517)	(1,238)	(1,755)	(1,420)	(1,358)	(2,778)
Borrowings	(21)	(157)	(178)	(168)	(81)	(249)
Junior subordinated debentures	(5)	(29)	(34)	—	36	36
Total interest-bearing liabilities	(675)	(2,057)	(2,732)	(1,309)	(1,700)	(3,009)
Net interest income	$979	$(1,022)	$(43)	$(360)	$(1,312)	$(1,672)

(1)	Short-term investments consist of federal funds sold and interest bearing deposits that we maintain at financial institutions.

(2)	Stock consists of FHLB stock and Federal Reserve Bank stock.

Provision for Loan and Lease Losses
We maintain reserves to provide for loan losses that occur in the ordinary course of the banking business. When it is determined that the payment in full of a loan has become unlikely, the carrying value of the loan is reduced ("written down") to what management believes is its realizable value or, if it is determined that a loan no longer has any realizable value, the carrying value of the loan is written off in its entirety (a loan "charge-off"). Loan charge-offs and write-downs are charged against our allowance for loan and lease losses (“ALLL”). The amount of the ALLL is increased periodically to replenish the ALLL after it has been reduced due to loan write-downs or charge-offs. The ALLL also is increased or decreased periodically to reflect increases or decreases in the volume of outstanding loans and to take account of changes in the risk of potential loan losses due to a deterioration or improvement in the condition of borrowers or in the value of properties securing non-performing loans or adverse changes or improvements in economic conditions. Increases in the ALLL are made through a charge, recorded as an expense in the statement of operations, referred to as the "provision for loan and lease losses." Recoveries of loans previously charged-off are added back to and, therefore, to that extent increase the ALLL and reduce the amount of the provision for for loan losses that might otherwise have had to be made to replenish or increase the ALLL.
We employ economic models that are based on bank regulatory guidelines, industry standards and our own historical loan loss experience, as well as a number of more subjective qualitative factors, to determine both the sufficiency of the ALLL and the amount of the provisions that we believe need to be made for potential loan losses. However, those determinations involve judgments and assumptions about trends in current economic conditions and other events that can affect the ability of borrowers to meet their loan obligations to us and a weighting among the quantitative and qualitative factors we consider in determining the amount of the ALLL. Moreover, the duration and anticipated effects of prevailing economic conditions or trends can be uncertain and can be affected by a number of risks and circumstances that are outside of our ability to control. If changes in economic or market conditions or unexpected subsequent events or changes in circumstances were to occur, or if changes were made to bank regulatory guidelines or industry standards that are used to assess the sufficiency of the ALLL, it could become necessary for us to record additional, and possibly significant, charges to increase the ALLL, which would have the effect of reducing our income or causing us to incur losses.
In addition, the FRBSF and the California Department of Business Oversight (“CDBO”), as an integral part of their examination processes, periodically review the adequacy of our ALLL. These agencies may require us to make additional provisions for possible loan losses, over and above the provisions that we have already made, the effect of which would be to reduce our income or increase any losses we might incur.
During the year ended December 31, 2013, we recorded a provision for loan and lease losses of $4.5 million, as compared to $2.0 million recorded during the year ended December 31, 2012. The $2.5 million increase in the provision for loan and lease losses is primarily the result of a downgrade in credit quality for a commercial loan relationship of $10.7 million which resulted in additional required reserves of $2.6 million.
See "—Financial Condition—Nonperforming Loans and the Allowance for Loan and Lease Losses" below in this Item 7 for additional information regarding the ALLL.
Noninterest Income
The following table identifies the components of and the percentage changes in noninterest income in the fiscal years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
	Amount	Amount	Amount	Percentage Change	Percentage Change
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
	(Dollars in thousands)
Total other-than-temporary impairment of securities	$—	$131	$(41)	(100.0)%	(419.5)%
Less: portion of other-than-temporary impairment losses recognized in other comprehensive loss	—	208	128	(100.0)%	62.5%
Net impairment loss recognized in earnings	—	(77)	(169)	(100.0)%	(54.4)%
Service fees on deposits and other banking services	801	895	997	(10.5)%	(10.2)%
Net gains on sale of securities available for sale	44	2,123	405	(97.9)%	424.2%
Net loss on sale of loans	(448)	—	—	(100.0)%	—%
Net gain (loss) on sale of other real estate owned	1,363	(528)	158	(358.1)%	(434.2)%
Other	796	821	713	(3.0)%	15.1%
Total noninterest income	$2,556	$3,234	$2,104	(21.0)%	53.7%

2013 vs. 2012.
During the year ended December 31, 2013, noninterest income decreased by $0.7 million, or 21.0%, to $2.6 million from $3.2 million for the year ended December 31, 2012. That decrease was primarily due to a $2.1 million, or 97.9%, decrease in net gains on sales of securities available for sale and an increase in the net loss on sale of loans of $0.4 million, partially offset by an increase of $1.9 million in our net gain on sales of other real estate owned (“OREO”).
2012 vs. 2011.
During the year ended December 31, 2012, noninterest income increased by $1.1 million, or 53.7%, to $3.2 million from $2.1 million for the year ended December 31, 2011. That increase was primarily due an increase in net gains on sales of securities available for sale of $1.7 million, or 424.2%, which was partially offset by a net loss of $0.5 million on sales of OREO in 2012, as compared to a net gain of $0.2 million on sales of OREO in 2011.
Noninterest Expense
The following table sets forth the principal components and the amounts of, and the percentage changes in, noninterest expense in the years ended December 31, 2013, 2012 and 2011.

	Year Ended December 31,
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
	Amount	Amount	Amount	Percent Change	Percent Change
	(Dollars in thousands)
Salaries and employee benefits	$19,585	$14,960	$11,805	30.9%	26.7%
Occupancy	2,234	1,844	1,971	21.1%	(6.4)%
Equipment and depreciation	1,609	1,421	1,177	13.2%	20.7%
Data processing	786	745	665	5.5%	12.0%
FDIC expense	1,769	2,319	2,226	(23.7)%	4.2%
Other real estate owned expense	4,596	6,454	3,126	(28.8)%	106.5%
Professional fees	3,498	4,328	3,864	(19.2)%	12.0%
(Recovery of) provision for contingencies	(562)	14	1,625	(4,114.3)%	(99.1)%
Business development	218	579	77	(62.3)%	651.9%
Advertising	122	92	100	32.6%	(8.0)%
Insurance	578	508	471	13.8%	7.9%
Other operating expenses (1)	3,276	2,678	2,587	22.3%	3.5%
Total noninterest expense	$37,709	$35,942	$29,694	4.9%	21.0%

(1)	Other operating expenses primarily consist of telephone, investor relations, promotional, regulatory expenses, and correspondent bank fees.
2013 vs. 2012.
During the year ended December 31, 2013, noninterest expense increased by $1.8 million, or 4.9%, to $37.7 million from $35.9 million for the year ended December 31, 2012, primarily as a result of:

•	$4.6 million in salaries and employee benefits related to the hiring of a new CEO and other key employees, increases in health care insurance costs, and increases in workers' compensation premiums;

•	An increase of $0.4 million in occupancy expenses related to the expansion of leased spaces at two of the Bank's financial centers; and

•	An increase of $0.6 million in other operating expenses attributable to increases in investor relations expenses and insurance coverage premiums; partially offset by,

•	A decrease of $0.6 million in FDIC insurance expense related to a decline in deposit accounts and a reduction in premium rates;

•	A decrease of $1.9 million in OREO expenses related to the continued decline of the Bank's OREO inventory;

•	A decrease of $0.8 million in professional fees due to the settlement of certain lawsuits and a decline in nonperforming loans; and

•	A $0.6 million reduction in contingency reserves due to the entry of a favorable judgment in one lawsuit.

2012 vs. 2011.
During the year ended December 31, 2012, noninterest expense increased by $6.2 million, or 21.0%, to $35.9 million from $29.7 million for the year ended December 31, 2011, primarily as a result of:

•	An increase of $3.2 million in salaries and employee benefits related to the hiring of a new president and additional loan officers for our commercial banking division;

•
An increase of $3.3 million in expenses related to OREO due to reductions in the carrying values of, and provisions of $1.6 million that we made to valuation reserves for potential losses on, those properties;

•	An increase of $0.5 million in professional fees due to increased legal expenses related to nonperforming loans and increased spending on outside consulting services; and

•	An increase of $0.5 million in business development expenses as a result of the increase in commercial lending staff; partially offset by,

•	A $1.6 million reduction in contingency reserves due to the settlement of certain lawsuits.
Provision for (Benefit from ) Income Tax
For the year ended December 31, 2013 we recorded income tax expense of $5.6 million as compared to tax benefits of $6.9 million and $6.4 million for the years ended December 31, 2012 and 2011, respectively. During the years ended December 31, 2012 and 2011, we released the valuation allowance which had been established against our deferred tax asset in prior years. The decision to release that valuation allowance was based on an assessment which we made in 2011 and 2012 that, due primarily to the improvement in economic conditions, the decline in our nonperforming loans and the taxable earnings we had been generating from operations since the fourth quarter of 2010, it had become more likely, than not, that we would be able to use the income tax benefits comprising our deferred tax asset, in their entirety, to offset or reduce taxes in future periods. As a result, we released $7.0 million of our valuation allowance during the year ended December 31, 2011 and the remainder of the $6.7 million valuation allowance during the year ended December 31, 2012. However, in 2013, we reestablished a $12.5 million valuation allowance against a substantial portion of our net deferred tax assets where we determined that there was significant negative evidence with respect to our ability to realize such assets. Negative evidence we considered in making this determination included the history of operating losses and uncertainty regarding the realization of a portion of the deferred tax assets at future points in time.
See "–Critical Accounting Policies - Utilization and Valuation of Deferred Income Tax Benefits” below for additional information regarding our deferred tax asset.

Financial Condition
Assets
Our total consolidated assets decreased by $57.4 million to $997 million at December 31, 2013 from $1.1 billion at December 31, 2012. The following table sets forth the composition of our interest earning assets at:

	December 31, 2013	December 31, 2012
	(Dollars in thousands)
Interest-bearing deposits with financial institutions (1)	$93,451	$115,952
Interest-bearing time deposits with financial institutions	2,423	2,423
Federal Reserve Bank of San Francisco and Federal Home Loan Bank Stock, at cost	8,531	10,284
Securities available for sale, at fair value	65,989	86,378
Loans held for sale, held at fair value	—	5,319
Loans (net of allowances of $11,358 and $10,881, respectively)	765,426	719,257

(1)	Includes interest-earning balances maintained at the FRBSF.

Loans
The following table sets forth the composition, by loan category, of our loan portfolio, excluding mortgage loans held for sale, at December 31, 2013, 2012, 2011, 2010 and 2009:

	At December 31,
	2013		2012		2011		2010		2009
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial loans	$226,450	29.2%	$170,792	23.4%	$179,305	27.2%	$218,690	29.5%	$290,406	34.8%
Commercial real estate loans – owner occupied	174,221	22.4%	165,922	22.7%	170,960	26.0%	178,085	24.0%	179,682	21.5%
Commercial real estate loans – all other	177,884	22.9%	150,189	20.6%	121,813	18.5%	136,505	18.4%	135,152	16.2%
Residential mortgage loans – multi-family	96,565	12.4%	105,119	14.4%	65,545	10.0%	84,553	11.4%	101,961	12.2%
Residential mortgage loans – single family	75,660	9.7%	87,263	11.9%	68,613	10.4%	72,442	9.8%	67,023	8.0%
Construction loans	—	—	—	—%	2,120	0.3%	3,048	0.4%	20,443	2.5%
Land development loans	18,458	2.4%	24,018	3.3%	25,638	3.9%	29,667	4.0%	30,042	3.6%
Consumer loans	7,599	1.0%	27,296	3.7%	24,285	3.7%	18,017	2.4%	9,370	1.1%
Gross loans	776,837	100.0%	730,599	100.0%	658,279	100.0%	741,007	100.0%	834,079	100.0%
Deferred fee (income) costs, net	(53)		(461)		(690)		(696)		(540)
Allowance for loan and lease losses	(11,358)		(10,881)		(15,627)		(18,101)		(20,345)
Loans, net	$765,426		$719,257		$641,962		$722,210		$813,194
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
The following table sets forth the maturity distribution of our loan portfolio (excluding single and multi-family residential mortgage loans and consumer loans) at December 31, 2013:

	December 31, 2013
	One Year or Less	Over One Year Through Five Years	Over Five Years	Total
	(Dollars in thousands)
Real estate loans(1)
Floating rate	$26,072	$74,437	$92,333	$192,842
Fixed rate	23,693	84,064	69,964	177,721
Commercial loans
Floating rate	17,646	12,839	14,724	45,209
Fixed rate	133,448	34,221	13,572	181,241
Total	$200,859	$205,561	$190,593	$597,013

(1)	Does not include mortgage loans on single or multi-family residences or consumer loans, which totaled $172.2 million and $7.6 million, respectively, at December 31, 2013.

Nonperforming Assets and Allowance for Loan and Lease Losses
Nonperforming Loans. Non-performing loans consist of (i) loans on non-accrual status which are loans on which the accrual of interest has been discontinued and include restructured loans when there has not been a history of past performance on debt service in accordance with the contractual terms of the restructured loans, and (ii) loans 90 days or more past due and still accruing interest. Non-performing assets are comprised of non-performing loans and OREO, which consists of real properties which have acquired by or in lieu of foreclosure and which we intend to offer for sale.

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
The following table sets forth information regarding our nonperforming assets, as well as information regarding restructured loans, at December 31, 2013 and December 31, 2012:

	At December 31, 2013	At December 31, 2012
	(Dollars in thousands)
Nonaccrual loans:
Commercial loans	$5,371	$6,846
Commercial real estate	3,890	9,656
Residential real estate	1,874	839
Land development	391	314
Total nonaccrual loans	$11,526	$17,655
Loans past due 90 days and still accruing interest:
Total loans past due 90 days and still accruing interest	$—	$—
Other real estate owned (OREO):
Commercial real estate	$9,570	$12,944
Residential real estate	2,092	—
Construction and land development	630	4,766
Total other real estate owned	$12,292	$17,710
Other nonperforming assets:
Asset backed security	1,312	900
Total other nonperforming assets	$1,312	$900
Total nonperforming assets	$25,130	$36,265
Restructured loans:
Accruing loans	$12,634	$21,595
Nonaccruing loans (included in nonaccrual loans above)	5,936	5,637
Total restructured loans	$18,570	$27,232
As the above table indicates, nonaccrual loans decreased by approximately $6.1 million, or 34.7%, to $11.5 million at December 31, 2013, from $17.7 million at December 31, 2012, primarily due to (i) the restoration to accrual status of a $2.0 million commercial real estate loan as a result of a history of principal and interest payments in accordance with previously modified terms of the loan, (ii) the foreclosure of $5.6 million of nonperforming loans, comprised primarily of commercial real estate loans, and their resulting transfer to OREO, (iii) $5.5 million of impairment write-downs to nonperforming loans, and (iv) offset by $6.5 million of loans added to nonaccrual status. We have allocated specific reserves within the ALLL to provide for losses we estimate may incur on nonaccrual loans, and we have established specific reserves on OREO.
Information Regarding Impaired Loans. At December 31, 2013, loans deemed impaired totaled $24.2 million as compared to $39.3 million at December 31, 2012. We had an average investment in impaired loans of $25.9 million for the year ended December 31, 2013 as compared to $34.8 million for the year ended December 31, 2012. The interest that would have been earned during the year ended December 31, 2013 had the nonaccruing impaired loans remained current in accordance with their original terms was approximately $490 thousand.

The following table sets forth the amount of impaired loans to which a portion of the ALLL has been specifically allocated, and the aggregate amount so allocated, in accordance with Accounting Standards Codification (“ASC”) 310-10, and the amount of the ALLL and the amount of impaired loans for which no such allocations were made, in each case at December 31, 2013 and December 31, 2012:

	December 31, 2013			December 31, 2012
Impaired Loans	Loans	Reserves for Loan Losses	% of Reserves to Loans	Loans	Reserves for Loan Losses	% of Reserves to Loans
	(Dollars in thousands)
Impaired loans with specific reserves	$—	$—	—%	$4,398	$2,428	55.2%
Impaired loans without specific reserves	24,160	—	—	34,853	—	—
Total impaired loans	$24,160	$—	—%	$39,251	$2,428	6.2%
Allowance for Loan and Lease Losses. The ALLL totaled $11.4 million, representing 1.46% of loans outstanding, at December 31, 2013, as compared to $10.9 million, or 1.49%, of loans outstanding at December 31, 2012.
The adequacy of the ALLL is determined through periodic evaluations of the loan portfolio and other factors that can reasonably be expected to affect the ability of borrowers to meet their loan obligations. Those factors are inherently subjective as the process for determining the adequacy of the ALLL involves some significant estimates and assumptions about such matters such as (i) economic conditions and trends and the amounts and timing of expected future cash flows of borrowers which can affect their ability to meet their loan obligations to us, (ii) the fair value of the collateral securing non-performing loans, (iii) estimates of losses that we may incur on non-performing loans, which are determined on the basis of historical loss experience and industry loss factors and bank regulatory guidelines, which are subject to change, and (iv) various qualitative factors. Since those factors are subject to changes in economic and other conditions and changes in regulatory guidelines or other circumstances over which we have no control, the amount of the ALLL may prove to be insufficient to cover all of the loan losses we might incur in the future. In such an event, it may become necessary for us to increase the ALLL from time to time to maintain its adequacy. Such increases are effectuated by means of a charge to income, referred to as the “provision for loan and lease losses”, in our statements of our operations. See “—Results of Operations— Provision for Loan and Lease Losses, above in this Item 7.
The amount of the ALLL is first determined by assigning reserve ratios for all loans. All non-accrual loans and other loans classified as “Special Mention,” “Substandard” or “Doubtful” (“classified loans” or “classification categories”) and not fully collateralized are then assigned specific reserves within the ALLL, with greater reserve allocations made to loans deemed to be of a higher risk. These ratios are determined based on prior loss history and industry guidelines and loss factors, by type of loan, adjusted for current economic factors and current economic trends.
On a quarterly basis, we utilize a classification migration model and individual loan review analytical tools as starting points for determining the adequacy of the ALLL. Our loss migration analysis tracks a certain number of quarters of loan loss history and industry loss factors to determine historical losses by classification category for each loan type, except certain loans (automobile, mortgage and credit cards), which are analyzed as homogeneous loan pools. These calculated loss factors are then applied to outstanding loan balances. We also conduct individual loan review analysis, as part of the ALLL allocation process, applying specific monitoring policies and procedures in analyzing the existing loan portfolio.
In determining whether and the extent to which we will make adjustments to our loan loss migration model for purposes of determining the ALLL, we also consider a number of qualitative factors that can affect the performance and the collectability of the loans in our loan portfolio. Such qualitative factors include:

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

Determining the effects that these qualitative factors may have on the performance of each category of loans in our loan portfolio requires numerous judgments, assumptions and estimates about conditions, trends and events which may subsequently prove to have been incorrect due to circumstances outside of our control. Moreover, the effects of qualitative factors such as these on the performance of our loan portfolios are often difficult to quantify. As a result, we may sustain loan losses in any particular period that are sizable in relation to the ALLL or that may even exceed the ALLL.
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

The following table compares the total amount of loans outstanding, and the ALLL, by loan category, in each case, and certain related ratios, as of December 31, 2013 and December 31, 2012.

	December 31, 2013	December 31, 2012	Increase (Decrease)
	(Dollars in thousands)
Loan Categories:
Commercial loans	$226,450	$170,792	$55,658
Loans impaired(1)	$10,484	$16,180	$(5,696)
Loans 90 days past due	$2,192	$4,295	$(2,103)
Loans 30 days past due	$—	$2,099	$(2,099)
Allowance for loan and lease losses:
General component	$5,812	$3,912	$1,900
Specific component(1)	—	2,428	(2,428)
Total allowance	$5,812	$6,340	$(528)
Ratio of allowance to loan category	2.57%	3.71%	(1.14)%
Real estate loans:	$448,670	$421,230	$27,440
Loans impaired(1)	$8,451	$21,918	$(13,467)
Loans 90 days past due	$2,117	$5,831	$(3,714)
Loans 30 days past due	$—	$—	$—
Allowance for loan and lease losses:
General component	$4,517	$3,487	$1,030
Specific component (1)	—	—	—
Total allowance	$4,517	$3,487	$1,030
Ratio of allowance to loan category	1.01%	0.83%	0.18%
Land development	$18,458	$24,018	$(5,560)
Loans impaired(1)	$391	$314	$77
Loans 90 days past due	$—	$314	$(314)
Loans 30 days past due	$—	$—	$—
Allowance for loan and lease losses:
General component	$165	$248	$(83)
Specific component(1)	—	—	—
Total allowance	$165	$248	$(83)
Ratio of allowance to loan category	0.89%	1.03%	(0.14)%
Consumer and single family mortgages	$83,259	$114,559	$(31,300)
Loans impaired(1)	$4,834	$839	3,995
Loans 90 days past due	$—	$359	(359)
Loans 30 days past due	$1,198	$637	561
Allowance for loan and lease losses:
General component	$864	$806	$58
Specific component(1)	—	—	—
Total allowance	$864	$806	$58
Ratio of allowance to loan category	1.04%	0.70%	0.34%
Total loans outstanding	$776,837	$730,599	$46,238
Loans impaired(1)	$24,160	$39,251	$(15,091)
Loans 90 days past due	$4,309	$10,799	$(6,490)
Loans 30 days past due	$1,198	$2,736	$(1,538)
Allowance for loan and lease losses:
General component	$11,358	$8,453	$2,905
Specific component(1)	—	2,428	(2,428)
Total allowance	$11,358	$10,881	$477
Ratio of allowance to total loans outstanding	1.46%	1.49%	(0.03)%

(1)	Amounts in impaired loans and specific component include nonperforming delinquent loans.

We classify our loan portfolios using internal credit quality ratings. The following table provides a summary of loans by portfolio type and our internal credit quality ratings as of December 31, 2013 and December 31, 2012.

	December 31,
(Dollars in thousands)	2013	2012	Increase (Decrease)
Pass:
Commercial loans	$212,938	$146,952	$65,986
Commercial real estate loans – owner occupied	167,947	162,689	5,258
Commercial real estate loans – all other	161,970	135,274	26,696
Residential mortgage loans – multi family	91,375	104,747	(13,372)
Residential mortgage loans – single family	73,786	84,237	(10,451)
Land development loans	10,047	12,461	(2,414)
Consumer loans	7,599	27,296	(19,697)
Total pass loans	$725,662	$673,656	$52,006
Special Mention:
Commercial loans	$52	$2,381	$(2,329)
Commercial real estate loans – owner occupied	—	—	—
Commercial real estate loans – all other	—	3,859	(3,859)
Residential mortgage loans – multi family	5,190	373	4,817
Residential mortgage loans – single family	—	990	(990)
Land development loans	—	8,201	(8,201)
Consumer loans	—	—	—
Total special mention loans	$5,242	$15,804	$(10,562)
Substandard:
Commercial loans	$13,396	$21,347	$(7,951)
Commercial real estate loans – owner occupied	6,274	3,232	3,042
Commercial real estate loans – all other	15,914	11,057	4,857
Residential mortgage loans – multi family	—	—	—
Residential mortgage loans – single family	1,874	2,036	(162)
Land development loans	8,410	3,355	5,055
Consumer loans	—	—	—
Total substandard loans	$45,868	$41,027	$4,841
Doubtful:
Commercial loans	$65	$112	$(47)
Commercial real estate loans – owner occupied	—	—	—
Commercial real estate loans – all other	—	—	—
Residential mortgage loans – multi family	—	—	—
Residential mortgage loans – single family	—	—	—
Land development loans	—	—	—
Consumer loans	—	—	—
Total doubtful loans	$65	$112	$(47)
Total Outstanding Loans, gross:	$776,837	$730,599	$46,238
As the above table indicates, loans totaled approximately $776.8 million at December 31, 2013, an increase of $46.2 million from $730.6 million at December 31, 2012. The disaggregation of the loan portfolio by risk rating in the table above reflects the following changes that occurred between December 31, 2013 and December 31, 2012:

•
Loans rated "Pass" totaled $725.7 million, an increase of $52.0 million from $673.7 million at December 31, 2012. The increase was primarily attributable to new loan growth in commercial loans of $55.7 million and commercial real estate loans - all other of $27.7 million offset by the payoffs in consumer loans of $19.7 million and single family mortgages of $11.6 million.

•
Loans rated "Special Mention" totaled $5.2 million, a decrease of $10.6 million from $15.8 million at December 31, 2012. The decrease was primarily the result of the downgrade to "Substandard" of a $10.7 million loan relationship in current status, comprised of $9.5 million in commercial real estate loans-all other and a $1.1 million commercial loan, offset by net additions to "pass" grade.

•
Loans rated "Substandard" totaled $45.9 million, an increase of $4.8 million from $41.0 million at December 31, 2012. This increase was primarily the result of approximately $24.6 million in loans downgraded to "Substandard", partially offset by $6.3 million of loan charge-offs, the foreclosure and transfer to OREO of $5.6 million of real estate loans and principal payments of $7.7 million.

We use a rolling eight quarter loss migration analysis to determine the loss factors we will apply to each of the above-described loan classification categories. As a result, for purposes of determining applicable loss factors at December 31, 2013, our migration analysis covered the period from December 31, 2011 to December 31, 2013. That migration analysis resulted in modest increases to the loss factors of our December 31, 2013 ALLL analysis, which we believe was consistent with and reasonably reflects current economic conditions and the risks that were inherent in our loan portfolio at December 31, 2013.
The table below sets forth loan delinquencies, by quarter, from December 31, 2013 to December 31, 2012.

	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012
Loans Delinquent:	(Dollars in thousands)
90 days or more:
Commercial loans	$2,192	$1,402	$756	$2,935	$4,295
Commercial real estate	2,117	2,117	2,117	5,043	5,831
Residential mortgages	—	—	—	735	359
Land development loans	—	—	—	—	314
	4,309	3,519	2,873	8,713	10,799
30-89 days:
Commercial loans	—	4,977	4,592	5,255	2,099
Commercial real estate	—	—	4,792	6,103	—
Residential mortgages	748	—	—	—	637
Land development loans	—	—	—	—	—
Consumer loans	450	—	—	—	—
	1,198	4,977	9,384	11,358	2,736
Total Past Due(1):	$5,507	$8,496	$12,257	$20,071	$13,535

(1)	Past due balances include nonaccrual loans.
As the above table indicates, total past due loans decreased by $8.0 million, to $5.5 million at December 31, 2013 from $13.5 million at December 31, 2012. Loans past due 90 days or more decreased by $6.5 million, to $4.3 million at December 31, 2013, from $10.8 million at December 31, 2012, primarily due to the foreclosure and transfers of $5.6 million of real estate loans to OREO and $1.9 million in commercial loan charge offs during they year ended December 31, 2013.
Loans 30-89 days past due decreased by $1.5 million to $1.2 million at December 31, 2013 from $2.7 million at December 31, 2012, primarily due to two loans paying off an outstanding total balance of $1.1 million.
Set forth below is a summary of the transactions in the ALLL for the years ended December 31, 2013, 2012 and 2011:

	December 31,
	2013	2012	2011
	(In thousands)
Balance, beginning of year	$10,881	$15,627	$18,101
Charged off loans	(6,458)	(8,574)	(2,736)
Recoveries on loans previously charged off	2,430	1,878	1,095
Provision for loan and lease losses	4,505	1,950	(833)
Balance, end of year	$11,358	$10,881	$15,627

Deposits
Average Balances of and Average Interest Rates Paid on Deposits
Set forth below are the average amounts of, and the average rates paid on, deposits for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
	2013		2012		2011
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)
Noninterest bearing demand deposits	$188,696	—	$172,442	—	$155,077	—
Interest-bearing checking accounts	33,447	0.28%	27,381	0.30%	26,941	0.33%
Money market and savings deposits	155,352	0.36%	177,256	0.76%	144,184	0.94%
Time deposits(1)	354,720	1.06%	394,473	1.40%	486,224	1.71%
Total deposits	$732,215	0.60%	$771,552	0.90%	$812,426	1.20%

(1)	Comprised of time certificates of deposit in denominations of less than and more than $100,000.
Deposit Totals
Deposits totaled $780.2 million at December 31, 2013 as compared to $845.4 million at December 31, 2012. The following table provides information regarding the mix of our deposits at December 31, 2013 and December 31, 2012:

	At December 31, 2013		At December 31, 2012
	Amounts	% of Total Deposits	Amounts	% of Total Deposits
	(Dollars in thousands)
Core deposits
Noninterest bearing demand deposits	$203,942	26.1%	$170,259	20.1%
Savings and other interest-bearing transaction deposits	197,614	25.3%	194,215	23.0%
Time deposits	378,669	48.5%	480,921	56.9%
Total deposits	$780,225	100.0%	$845,395	100.0%
At December 31, 2013, noninterest-bearing deposits totaled $203.9 million, and 26.1% of total deposits, as compared to $170.3 million, and 20.1% of total deposits at December 31, 2012. Certificates of deposit in denominations of $100,000 or more, on which we pay higher rates of interest than on other deposits, aggregated $327.6 million, or 42.0%, of total deposits at December 31, 2013, as compared to $407.4 million, and 48.2%, of total deposits at December 31, 2012.
Set forth below is a maturity schedule of domestic time certificates of deposit outstanding at December 31, 2013 and December 31, 2012:

	December 31, 2013		December 31, 2012
Maturities	Certificates of Deposit Under $ 100,000	Certificates of Deposit $100,000 or more	Certificates of Deposit Under $100,000	Certificates of Deposit $100,000 or more
	(Dollars in thousands)
Three months or less	$19,581	$90,694	$23,505	$117,449
Over three and through six months	7,359	36,946	13,036	64,369
Over six and through twelve months	17,735	149,919	23,161	131,246
Over twelve months	6,354	50,081	13,861	94,294
Total	$51,029	$327,640	$73,563	$407,358

Asset/Liability Management
The primary objective of asset/liability management is to reduce our exposure to interest rate fluctuations, which can affect our net interest margins and, therefore, our net interest income and net earnings. We seek to achieve this objective by matching interest rate sensitive assets and liabilities, and maintaining the maturities of and repricing these assets and liabilities in response to the changes in the interest rate environment. Generally, if rate sensitive assets exceed rate sensitive liabilities, net interest income will be positively impacted during a rising interest rate environment and negatively impacted during a declining interest rate environment. When rate sensitive liabilities exceed rate sensitive assets, net interest income generally will be positively impacted during a declining interest rate environment and negatively impacted during a rising interest rate environment. However, interest rates for different asset and liability products offered by depository institutions respond differently to changes in the interest rate environment. As a result, the relationship or "gap" between interest sensitive assets and interest sensitive liabilities is only a general indicator of interest rate sensitivity and how our net interest income might be affected by changing rates of interest.
For example, rates on certain assets or liabilities typically lag behind changes in market rates of interest. Additionally, prepayments of loans and securities available-for-sale, and early withdrawals of certificates of deposit can cause the interest sensitivities to vary.
The table below sets forth information concerning our rate sensitive assets and liabilities at December 31, 2013. The assets and liabilities are classified by the earlier maturity or repricing dates in accordance with their contractual terms. As described above, certain shortcomings are inherent in the method of analysis presented in this table.

	Three Months or Less	Through Twelve Months	Over One Year Through Five Years	Over Five Years	Non-Interest Bearing	Total
Assets	(Dollars in thousands)
Interest-bearing time deposits in other financial institutions	$1,324	$1,099	$—	$—	$—	$2,423
Investment in unconsolidated trust subsidiaries	—	—	—	—	—	—
Securities available-for-sale	8,843	8,696	29,464	18,986	—	65,989
FRBSF and FHLB stock	8,531	—	—	—	—	8,531
Interest-bearing deposits with financial institutions	93,451	—	—	—	—	93,451
Loans held for sale, at fair value	6,916	—	—	—	—	6,916
Loans, gross	305,243	94,863	284,593	92,084	—	776,783
Noninterest earning assets, net	—	—	—	—	42,490	42,490
Total assets	$424,308	$104,658	$314,057	$111,070	$42,490	$996,583
Liabilities and Shareholders' Equity
Noninterest bearing deposits	$(10,779)	$—	$—	$—	$214,722	$203,943
Interest-bearing deposits(1)(2)	308,140	211,709	56,434	—	—	576,283
Borrowings	12,500	18,000	39,500	—	—	70,000
Junior subordinated debentures	17,527	—	—	—	—	17,527
Other liabilities	—	—	—	—	14,358	14,358
Shareholders' equity	—	—	—	—	114,472	114,472
Total liabilities and shareholders' equity	$327,388	$229,709	$95,934	$—	$343,552	$996,583
Interest rate sensitivity gap	$96,920	$(125,051)	$218,123	$111,070	$(301,062)	$—
Cumulative interest rate sensitivity gap	$96,920	$(28,131)	$189,992	$301,062	$—	$—
Cumulative % of rate sensitive assets in maturity period	43%	53%	85%	96%	100%
Rate sensitive assets to rate sensitive liabilities and shareholders' equity	130%	46%	327%	—%	12%
Cumulative ratio	130%	95%	129%	146%	100%
At December 31, 2013, our rate sensitive balance sheet was shown to be in a negative twelve-month gap position. This would imply that our net interest margin would decrease in the short-term if interest rates were to rise and would increase in the short-term if interest rates were to fall. However, as noted above, the extent to which our net interest margin will be impacted by changes in prevailing interest rates will depend on a number of factors, including how quickly rate sensitive assets and liabilities react to interest rate changes, the mix of our interest-earning assets (loans versus other lower yielding interest-earning assets, such as securities or federal funds sold) and the mix of our interest-bearing deposits (between, for example, lower interest core deposits and higher cost time certificates of deposit) and our other interest-bearing liabilities.

Liquidity
We actively manage our liquidity needs to ensure that sufficient funds are available to meet our needs for cash, including to fund new loans to and deposit withdrawals by our customers. We project the future sources and uses of funds and maintain liquid funds for unanticipated events. Our primary sources of cash include cash we have on deposit at other financial institutions, payments from borrowers on their loans, proceeds from sales or maturities of securities held for sale, sales of residential mortgage loans, increases in deposits and increases in borrowings principally from the FHLB. The primary uses of cash include funding new loans and making advances on existing lines of credit, purchasing investments, including securities available for sale, funding new residential mortgage loans, funding deposit withdrawals and paying operating expenses. We maintain funds in overnight federal funds and other short-term investments to provide for short-term liquidity needs. We also have obtained credit lines from the FHLB and other financial institutions to meet any additional liquidity requirements we might have. See "—Contractual Obligations—Borrowings" below for additional information related to our borrowings from the FHLB.
Our liquid assets, which included cash and due from banks, federal funds sold, interest earning deposits that we maintain with financial institutions and unpledged securities available for sale (excluding Federal Reserve Bank and FHLB stock) totaled $149.3 million, which represented 15% of total assets, at December 31, 2013. We believe that our cash and cash equivalent resources, together with available borrowings under our credit facilities, will be sufficient to meet normal operating requirements for at least the next twelve months, including to enable us to meet any increase in deposit withdrawals that might occur in the foreseeable future.
Cash Flow Provided by (Used in) Operating Activities. In 2013, operating activities provided net cash of $36 million, comprised primarily of $44 million provided by our discontinued operations, a $2 million decrease in our income tax receivable, partially offset by our net loss of $22 million. Significant non-cash items increased the net loss in 2013 which consisted of $5 million provision for loan and lease losses, a $4 million decrease in our deferred tax assets, and a $2 million write down on OREO. In 2012, operating activities provided net cash of $10 million, comprised primarily of our net income of $10 million.
Cash Flow (Used in) Provided by Investing Activities. In 2013, investing activities used net cash of $22 million, primarily attributable to $50 million used to fund an increase in loans, partially offset by $7 million of cash from sales of securities available for sale, $11 million of cash from maturities of and principal payments on securities available for sale and $10 million of proceeds from sales of OREO. In 2012, investing activities provided net cash of $7 million, primarily comprised of $186 million from sales of securities available for sale, $30 million of cash from maturities and principal payments on securities available for sale, and $13 million of proceeds from sales of OREO, partially offset by $150 million used to purchase securities available for sale and $73 million used to fund an increase in loans.
Cash Flow Used in Financing Activities. In 2013, financing activities used net cash of $35 million, consisting primarily of a $99 million net decrease in interest bearing deposits, which resulted primarily from a decision not to renew some time certificates of deposit at their maturity in order to reduce our costs of funds, partially offset by net proceeds of approximately $15 million from a private placement of shares of our common stock in the first quarter of 2013, a $15 million increase in borrowings, and an increase in noninterest bearing deposits of $34 million.
Ratio of Loans to Deposits. The relationship between gross loans and total deposits can provide a useful measure of a bank’s liquidity. Since repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loan-to-deposit ratio the less liquid are our assets. On the other hand, since we realize greater yields on loans than we do on investments, a lower loan-to-deposit ratio can adversely affect interest income and earnings. As a result, our goal is to achieve a loan-to-deposit ratio that appropriately balances the requirements of liquidity and the need to generate a fair return on our assets. At December 31, 2013 and 2012, the loan-to-deposit ratio was 100% and 86%, respectively.

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
The following table sets forth the capital and capital ratios of the Company (on a consolidated basis) and the Bank (on a stand-alone basis) at December 31, 2013, as compared to the respective regulatory requirements applicable to them.

			Applicable Federal Regulatory Requirement
			For Capital Adequacy Purposes		To be Categorized As Well Capital
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total Capital to Risk Weighted Assets:
Company	$137,705	17.5%	$62,960	At least 8.0	N/A	N/A
Bank	116,972	15.2%	61,715	At least 8.0	$77,144	At least 10.0
Tier 1 Capital to Risk Weighted Assets:
Company	$127,822	16.2%	$31,480	At least 4.0	N/A	N/A
Bank	107,282	13.9%	30,858	At least 4.0	$46,287	At least 6.0
Tier 1 Capital to Average Assets:
Company	$127,822	13.3%	$38,318	At least 4.0	N/A	N/A
Bank	107,282	11.5%	37,391	At least 4.0	$46,739	At least 5.0
At December 31, 2013 the Bank (on a stand-alone basis) continued to qualify as a well-capitalized institution, and the Company continued to exceed the minimum required capital ratios applicable to it, under the capital adequacy guidelines described above.
The consolidated total capital and Tier 1 capital of the Company at December 31, 2013 includes an aggregate of $16.8 million principal amount of the $17.5 million of junior subordinated debentures that we issued in 2002 and 2004. We contributed the net proceeds from the sales of the junior subordinated debentures to the Bank over the nine year period ended December 31, 2013, thereby providing it with additional cash to fund the growth of its banking operations and, at the same time, to increase its total capital and Tier 1 capital.
Capital and Other Requirements under FRBSF Agreement and CDBO Order
On August 31, 2010, the Company and the Bank entered into the FRBSF Agreement with FRBSF. On the same date, the Bank consented to the issuance of a regulatory order by the CDBO (the “CDBO Order”).
On October 31, 2013, the CDBO terminated the CDBO Order after concluding that the Bank had substantially complied with its terms.
The principal purposes of the FRBSF Agreement, which constitutes formal supervisory action by the FRBSF, were to require us to adopt and implement formal plans and take certain actions, as well as to continue to implement other measures that we previously adopted, to address the adverse consequences that the economic recession has had on the performance of our loan portfolio and our operating results, to improve our operating results, and to increase our capital to strengthen our ability to weather any further adverse economic conditions that might arise in the future.
The FRBSF Agreement requires the Boards of Directors of the Company and the Bank to prepare and submit written plans to the FRBSF to address the following matters: (i) strengthening board oversight of the management operations of the Bank; (ii) strengthening credit risk management practices; (iii) improving credit administration policies and procedures; (iv) improving the Bank’s position with respect to problem assets; (v) maintaining adequate reserves for loan losses in accordance with applicable supervisory guidelines; (vi) improving the capital position of the Bank and of the Company; (vii) improving the Bank’s earnings through the formulation, adoption and implementation of a new strategic plan, and (viii) submitting a satisfactory funding contingency plan for the Bank that would identify available sources of liquidity and a plan for dealing with adverse economic and market conditions. The Company may not declare or pay cash dividends, repurchase any of its shares, make payments on its trust preferred securities or incur or guarantee any debt, without the prior approval of the FRBSF. As a result of these prohibitions, the

Company has not made interest payments on the junior subordinated debentures issued in 2002 and 2004 as discussed in Note 9, Borrowings and Contractual Obligations in the notes to our consolidated financial statements.
The Company and the Bank have made substantial progress with respect to several of these requirements, including a requirement, achieved in August 2011, that the Bank raise additional capital to increase its ratio of adjusted tangible shareholders’ equity-to-tangible assets to 9.00%. The Company is committed to achieving all of the requirements on a timely basis. Formal termination of the FRBSF Agreement requires an express determination by the FRBSF to the effect that substantial compliance with all of the provisions have been achieved. A failure by the Company or the Bank to meet any of those remaining requirements could be deemed by the FRBSF to be conducting business in an unsafe manner which could subject the Company or the Bank to further regulatory enforcement action. See “Risks and uncertainties posed by the FRBSF Agreement to which we and the Bank are subject” under Item 1A “Risk Factors.”
Sales of Common Stock
As previously reported, in order to provide additional capital for our business and maintain capital at levels well in excess of regulatory capital requirements, in April 2012 we consummated the sale to Carpenter Community Bancfund L.P. and Carpenter Community Bancfund-A, L.P. (collectively, the “Carpenter Funds”) of a total of 4,201,278 shares of our common stock, at a purchase price of $6.26 per share in cash, generating net proceeds of approximately $24.6 million, of which we contributed $15 million as additional capital to the Bank.
In March 2013, we sold an additional 2,222,222 shares of our common stock at a purchase price of $6.75 per share in cash to the Carpenter Funds, for approximately $15 million. The purchase price of $6.75 per share of common stock was equal to our tangible book value per share of common stock as of December 31, 2012 and represented a 15% premium over the closing price of our shares on the last trading day immediately preceding the date the sale was consummated. The proceeds from the sale of those shares were contributed by us to capitalize a new wholly-owned asset management subsidiary, which has used those proceeds to fund the purchase of $15.8 million of non-performing loans and foreclosed properties from the Bank.
Dividend Policy and Share Repurchase Programs.
It is, and since the beginning of 2009 it has been, the policy of the Boards of Directors of the Company and the Bank to preserve cash to enhance our capital positions and the Bank's liquidity. Moreover, since mid-2009, bank regulatory restrictions, including those under the FRBSF Agreement, have precluded the Company and the Bank from paying cash dividends, and we have been precluded from repurchasing our shares, without the prior approval of the FRBSF. Accordingly, we do not expect to pay dividends or make share repurchases for the foreseeable future.
The principal source of cash available to a bank holding company consists of cash dividends from its bank subsidiaries. There are currently several restrictions on the Bank’s ability to pay us cash dividends in addition to the FRBSF Agreement discussed above. Government regulations, including the laws of the State of California, as they pertain to the payment of cash dividends by California state chartered banks, also limit the amount of funds that the Bank is permitted to dividend to us. Further, Section 23(a) of the Federal Reserve Act limits the amounts that a bank may loan to its bank holding company to an aggregate of no more than 10% of the bank subsidiary’s capital surplus and retained earnings and requires that such loans be secured by specified assets of the bank holding company. See Note 15, Shareholders’ Equity in the notes to our consolidated financial statements for more detail regarding the restrictions on dividends and inter-company transactions. While restrictions on the payment of dividends from the Bank to us exist, there are no restrictions on the dividends that PM Asset Resolution, Inc. (“PMAR”), our new wholly owned subsidiary, may pay us. PMAR has approximately $15 million in assets which are in the process of being liquidated and could provide us with additional cash if required. In addition, we currently have sufficient cash on hand to meet our cash obligations. As a result, we do not expect that these restrictions will impact our ability to meet our cash obligations.

Off Balance Sheet Arrangements
Loan Commitments and Standby Letters of Credit. To meet the financing needs of our customers in the normal course of business, we are a party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit and standby letters of credit. At December 31, 2013 and 2012, we were committed to fund certain loans including letters of credit amounting to approximately $138 million and $118 million, respectively.
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

Contractual Obligations
Borrowings. As of December 31, 2013, we had $30.5 million of outstanding short-term borrowings and $39.5 million of outstanding long-term borrowings that we had obtained from the FHLB. The table below sets forth the amounts of, the interest rates we pay on and the maturity dates of these FHLB borrowings. These borrowings had a weighted-average annualized interest rate of 0.64% for the year ended December 31, 2013.

Principal Amounts	Interest Rate	Maturity Dates	Principal Amounts	Interest Rate	Maturity Dates
(Dollars in thousands)
$7,500	0.49%	March 3, 2014	$5,000	0.76%	March 30, 2015
5,000	0.56%	March 26, 2014	10,000	0.61%	August 31, 2015
5,000	0.48%	April 14, 2014	5,000	0.61%	September 18, 2015
5,000	0.48%	May 6, 2014	5,000	0.57%	September 30, 2015
3,000	0.64%	September 26, 2014	5,000	1.08%	September 19, 2016
5,000	0.35%	October 9, 2014	5,000	0.96%	September 30, 2016
4,500	0.78%	March 26, 2015
At December 31, 2013, U.S. Agency and Mortgage Backed securities, U.S. Government agency securities, collateralized mortgage obligations with an aggregate fair market value of $1.8 million, and $389.5 million of residential mortgage and other real estate secured loans were pledged to secure these FHLB borrowings, repurchase agreements, local agency deposits, and treasury, tax and loan accounts.
The highest amount of borrowings outstanding at any month-end during the year ended December 31, 2013 was $85 million, which consisted of borrowings from the FHLB. By comparison, the highest amount of borrowings outstanding at any month end in 2012 consisted of $69 million of borrowings from the FHLB.
Junior Subordinated Debentures. Pursuant to rulings of the Federal Reserve Board, bank holding companies were permitted to issue long term subordinated debt instruments that, subject to certain conditions, would qualify as and, therefore, augment capital for regulatory purposes. At December 31, 2013, we had outstanding approximately $17.5 million principal amount of 30-year junior subordinated floating rate debentures (the “Debentures”), of which $16.8 million qualified as Tier 1 capital for regulatory purposes as of December 31, 2013. See discussion above under the subcaption “—Capital Resources - Regulatory Capital Requirements Applicable to Banking Institutions.”

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
As previously reported, since July 2009 we have been required to obtain the prior approval of the FRBSF to make interest payments on the Debentures. During the years ended December 31, 2013 and 2012, we were unable to obtain regulatory approvals to pay, and it became necessary for us to defer, quarterly interest payments on the Debentures. We cannot predict when the FRBSF will approve our resumption of such interest payments and until such approval can be obtained it will be necessary for us to continue deferring interest payments on the Debentures. Since we have the right, under the terms of the Debentures, to defer interest payments for up to twenty (20) consecutive quarters, the deferrals of interest payments to date have not constituted, and any future deferrals of interest payments through January 2015 will not constitute, a default under or with respect to the Debentures. However, if by that date we have not been able to obtain regulatory approval to pay all of the deferred interest payments, we would then be in default under the Debentures, in which case the entire $17.5 million principal amount of, and accrued but unpaid interest on, the Debentures could be declared immediately due and payable.
Under Federal Reserve Board rulings, the borrowings evidenced by the Debentures, which are subordinated to all other borrowings that are outstanding or which we may obtain in the future, are eligible (subject to certain dollar limitations) to qualify as and, at each of December 31, 2013 and 2012, $16.8 million of those Debentures qualified as Tier I capital for regulatory purposes.
Other Contractual Obligations
Set forth below is information regarding our material contractual obligations as of December 31, 2013:
Operating Lease Obligations. We lease certain facilities and equipment under various non-cancelable operating leases, which include escalation clauses ranging between 2% and 6% per annum. Future minimum non-cancelable lease commitments, were as follows:

At December 31, 2013
(Dollars in thousands)
2014	$2,704
2015	2,221
2016	2,270
2017	147
2018 and beyond	20
Total	$7,362
Maturing Time Certificates of Deposits. Set forth below is a maturity schedule, as of December 31, 2013, of time certificates of deposit of $100,000 or more:

At December 31, 2013
(In thousands)
2014	$277,559
2015	44,723
2016	4,601
2017	457
2018 and beyond	300
Total	$327,640

Investment Policy and Securities Available for Sale
Our investment policy is designed to provide for our liquidity needs and to generate a favorable return on investment without undue interest rate risk, credit risk or asset concentrations. Our investment policy:

•
authorizes us to invest in obligations issued or fully guaranteed by the U.S. Government, certain federal agency obligations, time deposits issued by federally insured depository institutions, municipal securities and in federal funds sold;

•	provides that the weighted average maturities of U.S. Government obligations and federal agency securities cannot exceed 10 years and municipal obligations cannot exceed 25 years;

•
provides that time deposits that we maintain at other financial institutions must be placed with federally insured financial institutions, cannot exceed the maximum FDIC insured amount in any one institution, except for time deposits securing letter of credits for our borrowers in the total amount at December 31, 2013 of $2.4 million, and may not have a maturity exceeding 60 months; and

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
The following is a summary of the major components of securities available for sale and a comparison of the amortized cost, estimated fair values and the gross unrealized gains and losses attributable to those securities, as of December 31, 2013, 2012 and 2011:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Securities available for sale at December 31, 2013:
US Treasury securities	$700	$—	$—	$700
Mortgage backed securities issued by U.S. Agencies	60,514	13	(2,719)	57,808
Collateralized mortgage obligations issued by non agencies	1,572	—	(48)	1,524
Asset backed security	2,218	—	(906)	1,312
Mutual funds	4,645	—	—	4,645
Total securities available for sale	$69,649	$13	$(3,673)	$65,989
Securities available for sale at December 31, 2012:
Mortgage backed securities issued by U.S. Agencies	$78,053	$553	$(160)	$78,446
Collateralized mortgage obligations issued by non agencies	2,599	87	(61)	2,625
Asset backed security	2,247	—	(1,347)	900
Mutual funds	4,407	—	—	4,407
Total securities available for sale	$87,306	$640	$(1,568)	$86,378
Securities available for sale at December 31, 2011:
Mortgage-backed securities issued by U.S. agencies	$133,859	$630	$(363)	$134,126
Municipal securities	6,389	96	(42)	6,443
Non-agency collateralized mortgage obligations	3,040	—	(455)	2,585
Asset backed securities	2,324	—	(1,944)	380
Mutual fund	4,375	—	—	4,375
Total securities available for sale	$149,987	$726	$(2,804)	$147,909
At December 31, 2013, 2012 and 2011, U.S. agency mortgage backed securities and collateralized mortgage obligations with an aggregate fair market value of $9.5 million, $10 million and $12 million, respectively, were pledged to secure FHLB borrowings, repurchase agreements, local agency deposits and treasury, tax and loan accounts.
The amortized cost of securities available for sale at December 31, 2013 is shown in the table below by contractual maturities taking into consideration historical prepayments based on the prior twelve months of principal payments. Expected maturities will differ from contractual maturities and historical prepayments, particularly with respect to collateralized mortgage obligations, primarily because prepayment rates are affected by changes in conditions in the interest rate market and, therefore, future prepayment rates may differ from historical prepayment rates.

	December 31, 2013 Maturing in
	One year or less		Over one year through five years		Over five years through ten years		Over ten years		Total
(Dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Securities available for sale:
U.S. Treasury securities	$700	0.06%	$—	—%	$—	—%	$—	—%	$700	—%
Mortgage-backed securities issued by U.S. Agencies	6,817	1.58%	23,067	1.58%	20,514	1.60%	10,116	1.64%	60,514	1.60%
Non-agency collateralized mortgage obligations	594	2.50%	978	3.01%	—	—%	—	—%	1,572	2.81%
Asset backed securities	—	—%	—	—%	—	—%	2,218	—%	2,218	—
Mutual funds	—	—%	4,645	2.01%	—	—%	—	—%	4,645	2.01%
Total Securities Available for sale	$8,111	1.52%	$28,690	1.70%	$20,514	1.60%	$12,334	1.34%	$69,649	1.59%
The table below indicates, as of December 31, 2013, the gross unrealized losses and fair values of our investments, aggregated by investment category, and length of time that the individual securities have been in a continuous unrealized loss position.

	Securities with Unrealized Loss at December 31, 2013
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Mortgage backed securities issued by U.S. Agencies	$25,808	$(806)	$30,688	$(1,913)	$56,496	$(2,719)
Non-agency collateralized mortgage obligations	586	(9)	938	(39)	1,524	(48)
Asset backed security	—	—	1,313	(906)	1,313	(906)
Total	$26,394	$(815)	$32,939	$(2,858)	$59,333	$(3,673)
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
We recognize other-than-temporary impairments (“OTTI”) to our available-for-sale debt securities in accordance with the Financial Accounting Standards Board's (“FASB”) ASC 320-10. When there are credit losses associated with, but we have no intention to sell, an impaired debt security, and it is more likely than not that we will not have to sell the security before recovery of its cost basis, we will separate the amount of impairment, or OTTI, between the amount that is credit related and the amount that is related to non-credit factors. Credit-related impairments are recognized in our consolidated statements of operations. Any non-credit-related impairments are recognized and reflected in other comprehensive income (loss).
Through the impairment assessment process, we determined that the available-for-sale securities discussed below were other-than-temporarily impaired at December 31, 2013. We recorded no impairment credit losses on available-for-sale securities in our consolidated statements of operations for the year ended December 31, 2013. The OTTI related to factors other than credit losses, in the aggregate amount of $0.9 million, was recognized as other comprehensive loss in our accompanying consolidated statement of financial condition.

The table below presents, for the year ended December 31, 2013, a roll-forward of OTTI in those instances when a portion of the OTTI was attributable to non-credit related factors and, therefore, was recognized in other comprehensive loss:

(Dollars in thousands)	Gross Other- Than- Temporary Impairments	Other-Than- Temporary Impairments Included in Other Comprehensive Loss	Net Other-Than- Temporary Impairments Included in Retained Earnings (Deficit)
Balance – December 31, 2011	$(2,707)	$(2,053)	$(654)
Changes in market value on securities for which an OTTI was previously recognized	712	789	(77)
Balance – December 31, 2012	$(1,995)	$(1,264)	$(731)
Sale of impaired security	119	(59)	178
Change in market value on a security for which an OTTI was previously recognized	417	417	—
Balance – December 31, 2013	$(1,459)	$(906)	$(553)
In determining the component of OTTI related to credit losses, we compare the amortized cost basis of each OTTI security to the present value of its expected cash flows, discounted using the effective interest rate implicit in the security at the date of acquisition.
As a part of our OTTI assessment process with respect to securities held for sale with unrealized losses, we consider available information about (i) the performance of the collateral underlying each such security, including any credit enhancements, (ii) historical prepayment speeds, (iii) delinquency and default rates, (iv) loss severities, (v) the age or “vintage” of the security, and, (vi) any rating agency reports on the security. Significant judgments are required with respect to these and other factors in order to make a determination of the future cash flows that can be expected to be generated by the security.
Based on our OTTI assessment process, we determined that there is one asset-backed security in our portfolio of securities held for sale that was impaired as of December 31, 2013. This security is a multi-class, cash flow collateralized bond obligation backed by a pool of trust preferred securities issued by a diversified pool of 56 issuers that consisted of 45 U.S. depository institutions and 11 insurance companies at the time of the security’s issuance in November 2007. We purchased $3.0 million face amount of this security in November 2007 at a price of 95.21% for a total purchase price of $2.9 million, out of a total of $363 million of this security sold at the time of issuance. The security that we own (CUSIP 74042CAE8) is the mezzanine class B piece security with a variable interest rate of 3 month LIBOR plus 60 basis points, which had a rating of Aa2 and AA by Moody’s and Fitch, respectively, at the time of issuance in 2007.
As of December 31, 2013 the amortized cost of this security was $2.2 million with a fair value of $1.3 million, for an unrealized loss of approximately $0.9 million. As of December 31, 2013, the security had a Ca rating from Moody’s and a CCC rating from Fitch and had experienced $42.5 million in defaults (12.5% of total current collateral) and $43.5 million in deferring securities (12.8% of total current collateral) from issuance to December 31, 2013. We estimate that the security could experience another $68.0 million in defaults before the issuer would not receive all of the contractual cash flows under this security. This analysis is based on the following assumptions: future default rates of 2.5%, prepayment rates of 1% until maturity, and 15% recovery of future defaults. Set forth below is additional information regarding impairment losses that we recognized in earnings:

Impairment Losses on OTTI Securities	For the Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Asset Backed Security	$—	$(77)	$(169)
Total impairment loss recognized in earnings	$—	$(77)	$(169)

We have made a determination that the remainder of our securities with respect to which there were unrealized losses as of December 31, 2013 are not other-than-temporarily impaired, because we have concluded that we have the ability to continue to hold those securities until their respective fair market values increase above their respective amortized costs or, if necessary, until their respective maturities. In reaching that conclusion we considered a number of factors and other information, which included: (i) the significance of each such security, (ii) the amount of the unrealized losses attributable to each such security, (iii) our liquidity position, (iv) the impact that retention of those securities could have on our capital position and (v) our evaluation of the expected future performance of these securities (based on the criteria discussed above).

Critical Accounting Policies
Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and general practices in the banking industry. Certain of those accounting policies are considered critical accounting policies, because they require us to make assumptions and judgments regarding circumstances or trends that could affect the carrying value of our material assets, such as, for example, assumptions regarding economic conditions or trends that could impact our ability to fully collect our loans or ultimately realize the carrying value of certain of our other assets, such as securities available for sale and our deferred tax asset. Those assumptions and judgments are based on current information available to us regarding those economic conditions or trends or other circumstances. If adverse changes were to occur in the conditions, trends or other events on which our assumptions or judgments had been based, then under GAAP it could become necessary for us to reduce the carrying values of any affected assets on our balance sheet. In addition, because reductions in the carrying value of assets are sometimes effectuated by or require charges to income, such reductions also may have the effect of reducing our income.
Our critical accounting policies consist of the accounting policies and practices we follow in determining (i) the sufficiency of the allowance we establish for loan and lease losses, (ii) the fair values of our investment securities that we hold for sale and financial instruments related to our mortgage banking assets and liabilities, and (iii) the amount of our deferred tax asset, consisting primarily of tax loss carryforwards and tax credits that we believe will be able to offset income taxes in future periods.
Allowance for Loan and Lease Losses. We maintain reserves to provide for loan and lease losses that occur in the ordinary course of the banking business. When it is determined that the payment in full of a loan has become unlikely, the carrying value of the loan is reduced ("written down") to what management believes is its realizable value or, if it is determined that a loan no longer has any realizable value, the carrying value of the loan is written off in its entirety (a loan "charge-off"). Loan charge-offs and write-downs are charged against our ALLL. The amount of the ALLL is increased periodically to replenish the ALLL after it has been reduced due to loan write-downs or charge-offs. The ALLL also is increased or decreased periodically to reflect increases or decreases in the volume of outstanding loans and to take account of changes in the risk of potential loan losses due to a deterioration or improvement in the condition of borrowers or in the value of properties securing non-performing loans or adverse changes or improvements in economic conditions. Increases in the ALLL are made through a charge, recorded as an expense in the statement of operations, referred to as the "provision for loan and lease losses." Recoveries of loans previously charged-off are added back to and, therefore, to that extent increase the ALLL and reduce the amount of the provision for for loan losses that might otherwise have had to be made to replenish or increase the ALLL. See "—Financial Condition—Nonperforming Loans and the Allowance for Loan and Lease Losses" above in this Item 7 for additional information regarding the ALLL.
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
Fair Value of Financial Instruments. FASB ASC 820-10-35 defines fair value, establishes a framework for measuring fair value and outlines a fair value hierarchy based on the inputs to valuation techniques used to measure fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (also referred to as an exit price). Fair value measurements are categorized into a three-level hierarchy based on the extent to which the measurement relies on observable market inputs in measuring fair value. Level 1, which is the highest priority in the fair value hierarchy, is based on unadjusted quoted prices in active markets for identical assets or liabilities. Level 2 is based upon quoted prices in active markets for identical assets or liabilities. Level 3, which is the lowest priority in the fair value hierarchy, is based on unobservable inputs. Assets and liabilities are classified within this hierarchy in their entirety based on the lowest level of any input that is significant to the fair value measurement.

The use of fair value to measure our financial instruments is fundamental to our financial statements and is a critical accounting estimate because a substantial portion of our mortgage banking assets and liabilities (included in discontinued operations) are recorded at estimated fair value. Financial instruments classified as Level 3 are generally based on unobservable inputs, and the process to determine fair value is generally more subjective and involves a high degree of management judgment and assumptions. These assumptions may have a significant effect on our estimates of fair value, and the use of different assumptions, as well as changes in market conditions and interest rates, could have a material effect on our results of operations or financial condition. The most subjective mortgage banking assets and liabilities include mortgage servicing rights and derivative financial instruments as discussed below:
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
Derivative financial instruments—We utilize certain derivative instruments in the ordinary course of our business to manage our exposure to changes in interest rates. These derivative instruments include forward sales of mortgage-backed securities (“TBA MBS”) and interest rate lock commitments (“IRLCs”) issued to borrowers in connection with single family mortgage loan originations. We recognize all derivative instruments at fair value. The estimated fair value of IRLCs are based on underlying loan types with similar characteristics using the TBA MBS market, which is actively quoted and easily validated through external sources. The data inputs used in this valuation include, but are not limited to, loan type, underlying loan amount, note rate, loan program, and expected sale date of the loan, adjusted for current market conditions. These valuations are adjusted at the loan level to consider the servicing release premium and loan pricing adjustments specific to each loan. For all IRLCs, the base value is then adjusted for the anticipated pull-through rate. The fair value of the forward sales of mortgage-backed securities is based on the actively quoted TBA MBS market using observable inputs related to characteristics of the underlying mortgage-backed security stratified by product, coupon and settlement date.
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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As a smaller reporting company as defined in Item 10 of Regulation S-K, we are not required to provide the information required by this item.

ITEM 8.	FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Pacific Mercantile Bancorp and subsidiaries
We have audited the accompanying consolidated statements of financial condition of Pacific Mercantile Bancorp (a California Corporation) and subsidiaries (collectively, the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pacific Mercantile Bancorp and subsidiaries as of December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.
As more fully described in Notes 3 and 19 to the consolidated financial statements, in August 2010, the Company and its wholly owned subsidiary, Pacific Mercantile Bank, (the “Bank”) entered into a written agreement (the “Written Agreement”) with its the Federal Reserve Bank of San Francisco ("FRBSF") and consented to a Final Order by the California Department of Business Oversight ("CDBO"). The Written Agreement and the Final Order were similar and include certain requirements of the Company and the Bank which include (i) strengthening board oversight, (ii) improving the Bank’s position with respect to problem assets and maintaining adequate reserves for loan and lease losses, (iii) improving the Bank’s capital position, and (iv) improving the Bank’s earnings. Effective October 13, 2013, the CDBO terminated the Final Order after concluding the Bank had substantially complied with its terms. The Company and the Bank have taken measures towards complying with the provisions of the Written Agreement, however the Company and Bank cannot predict the future impact of the Written Agreement upon their business, financial condition or results of operations, and there can be no assurance when or if the Company and Bank will be in compliance with the Written Agreement, or whether the FRBSF might take further regulatory enforcement actions against the Company or Bank. The accompanying financial statements do not reflect the impact of this uncertainty.
/s/ SQUAR, MILNER, PETERSON, MIRANDA & WILLIAMSON, LLP
Newport Beach, California
March 14, 2014

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except for per share data)

	December 31,
	2013	2012
ASSETS
Cash and due from banks	$13,489	$12,256
Interest bearing deposits with financial institutions	93,451	115,952
Cash and cash equivalents	106,940	128,208
Interest-bearing time deposits with financial institutions	2,423	2,423
Federal Reserve Bank of San Francisco and Federal Home Loan Bank Stock, at cost	8,531	10,284
Securities available for sale, at fair value	65,989	86,378
Loans held for sale, held at fair value	—	5,319
Loans (net of allowances of $11,358 and $10,881, respectively)	765,426	719,257
Other real estate owned	12,291	17,710
Accrued interest receivable	2,017	2,240
Premises and equipment, net	1,067	949
Net deferred tax assets	7,553	11,718
Assets of discontinued operations	12,189	54,225
Other assets	12,157	15,230
Total assets	$996,583	$1,053,941
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$203,942	$170,259
Interest-bearing	576,283	675,136
Total deposits	780,225	845,395
Borrowings	70,000	55,000
Accrued interest payable	2,285	1,832
Other liabilities	8,075	10,799
Junior subordinated debentures	17,527	17,527
Liabilities of discontinued operations	3,313	512
Total liabilities	881,425	931,065
Commitments and contingencies (Note 16)
Shareholders’ equity:
Preferred stock, no par value, 2,000,000 shares authorized:
Series B Convertible 8.4% Noncumulative Preferred Stock, 300,000 shares authorized; 112,000 issued and outstanding at December 31, 2013 and December 31, 2012; liquidation preference $100 per share, plus accumulated but undeclared dividends at December 31, 2013 and December 31, 2012	8,747	8,747
Series C Convertible 8.4% Noncumulative Preferred Stock, 300,000 shares authorized; 18,185 and 12,803 issued and outstanding at December 31, 2013 and December 31, 2012, respectively; liquidation preference $100 per share plus accumulated but undeclared dividends at December 31, 2013 and December 31, 2012	1,818	1,280
Common stock, no par value, 85,000,000 shares authorized; 19,135,169 and 16,677,419 shares issued and outstanding at December 31, 2013 and December 31, 2012, respectively	128,877	112,790
(Accumulated deficit) retained earnings	(22,130)	624
Accumulated other comprehensive loss	(2,154)	(565)
Total shareholders’ equity	115,158	122,876
Total liabilities and shareholders’ equity	$996,583	$1,053,941
The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except for per share data)

	Year Ended December 31,
	2013	2012	2011
Interest income:
Loans, including fees	$33,819	$35,934	$38,947
Securities available for sale and stock	1,599	2,214	3,949
Interest-bearing deposits with financial institutions	233	278	211
Total interest income	35,651	38,426	43,107
Interest expense:
Deposits	4,421	6,941	9,737
Borrowings	896	1,108	1,321
Total interest expense	5,317	8,049	11,058
Net interest income	30,334	30,377	32,049
Provision (benefit) for loan and lease losses	4,505	1,950	(833)
Net interest income after provision (benefit) for loan and lease losses	25,829	28,427	32,882
Noninterest income
Total other-than-temporary impairment of securities	—	131	(41)
Less: portion of other-than-temporary impairment losses recognized in other comprehensive loss	—	208	128
Net impairment loss recognized in earnings	—	(77)	(169)
Service fees on deposits and other banking services	801	895	997
Net gains on sale of securities available for sale	44	2,123	405
Net loss on sale of loans	(448)	—	—
Net gain (loss) on sale of other real estate owned	1,363	(528)	158
Other	796	821	713
Total noninterest income	2,556	3,234	2,104
Noninterest expense
Salaries and employee benefits	19,585	14,960	11,805
Occupancy	2,234	1,844	1,971
Equipment and depreciation	1,609	1,421	1,177
Data processing	786	745	665
FDIC expense	1,769	2,319	2,226
Other real estate owned expense	4,596	6,454	3,126
Professional fees	3,498	4,328	3,864
(Recovery of) provision for contingencies	(562)	14	1,625
Business development	218	579	77
Advertising	122	92	100
Insurance	578	508	471
Other operating expense	3,276	2,678	2,587
Total noninterest expense	37,709	35,942	29,694
(Loss) income from continuing operations before income taxes	(9,324)	(4,281)	5,292
Income tax provision (benefit)	5,610	(6,920)	(6,425)
Net (loss) income from continuing operations	(14,934)	2,639	11,717
Discontinued Operations
(Loss) income from discontinued operations before income taxes	(7,721)	10,971	(93)
Income tax (benefit) provision	(439)	3,956	(8)
Net (loss) income from discontinued operations	(7,282)	7,015	(85)
Net (loss) income	(22,216)	9,654	11,632
Accumulated declared dividends on preferred stock	(538)	(941)	—
Accumulated undeclared dividends on preferred stock	(544)	(17)	(440)
Net (loss) income allocable to common shareholders	$(23,298)	$8,696	$11,192
Basic (loss) income per common share:
Net (loss) income from continuing operations	$(0.88)	$0.11	$0.99
Net (loss) income available to common shareholders	$(1.28)	$0.57	$0.99
Diluted (loss) income per common share:
Net (loss) income from continuing operations	$(0.88)	$0.15	$0.99
Net (loss) income available to common shareholders	$(1.28)	$0.55	$0.98
Weighted average number of common shares outstanding:
Basic	18,240,891	15,386,106	11,361,389
Diluted	18,240,891	17,674,974	11,371,524
The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)

	Year Ended December 31,
	2013	2012	2011
Net (loss) income	$(22,216)	$9,654	$11,632
Other comprehensive (loss) income, net of tax:
Change in unrealized (loss) gain on securities available for sale	(1,609)	1,533	2,670
Change in net unrealized gain (loss) and prior service benefit on supplemental executive retirement plan	20	(55)	31
Total comprehensive (loss) income	$(23,805)	$11,132	$14,333
The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Shares and dollars in thousands)
For the Three Years Ended December 31, 2013

	Series A, B, and C Preferred stock		Common stock		Retained earnings (accumulated deficit)	Accumulated other comprehensive income (loss)	Total
	Number of shares	Amount	Number of shares	Amount
Balance at December 31, 2010	127	$12,655	10,435	$73,058	$(17,553)	$(4,744)	$63,416
Series A Preferred Stock conversion to common stock	(116)	(11,555)	1,510	11,406	—	—	(149)
Series A Preferred Stock dividend			328	1,624	(1,624)	—	—
Net proceeds from issuance of Series B Preferred Stock	112	8,747	—	—	—	—	8,747
Common stock based compensation expense	—	—	—	278	—	—	278
Net income	—	—	—	—	11,632	—	11,632
Change in accumulated comprehensive income	—	—	—	—	—	2,701	2,701
Balance at December 31, 2011	123	$9,847	12,273	$86,366	$(7,545)	$(2,043)	$86,625
Sale of Common stock	—	—	4,201	24,591	—	—	24,591
Conversion of Series A Preferred Stock conversion to common stock	(11)	(1,100)	144	1,100	—	—	—
Series A Preferred Stock dividend	—	—	37	205	(205)	—	—
Series C Preferred Stock issued as a stock dividend on Series B Preferred Stock	13	1,280	—	—	(1,280)	—	—
Common Stock based compensation expense	—	—	—	483	—	—	483
Common stock options exercised	—	—	22	1	—	—	1
Common Stock warrants issued	—	—	—	44	—	—	44
Net income	—	—	—	—	9,654	—	9,654
Change in accumulated comprehensive income	—	—	—	—	—	1,478	1,478
Balance at December 31, 2012	125	$10,027	16,677	$112,790	$624	$(565)	$122,876
Issuance of common stock	—	—	2,222	14,978	—	—	14,978
Issuance of restricted stock, net	—	—	141	—	—	—	—
Series C Preferred Stock issued as a stock dividend on Series B Preferred Stock	5	538	—	—	(538)	—	—
Common Stock based compensation expense	—	—	—	804	—	—	804
Common stock options exercised	—	—	95	305	—	—	305
Net loss	—	—	—	—	(22,216)	—	(22,216)
Change in accumulated other comprehensive loss	—	—	—	—	—	(1,589)	(1,589)
Balance at December 31, 2013	130	$10,565	19,135	$128,877	$(22,130)	$(2,154)	$115,158
The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(Dollars in thousands)

	Year Ended December 31,
	2013	2012	2011
Cash Flows From Operating Activities:
Net (loss) income	$(22,216)	$9,654	$11,632
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	536	506	499
Provision (benefit) for loan and lease losses	4,505	1,950	(833)
Amortization of premium on securities	462	363	585
Net gains on sales of securities available for sale	(44)	(2,123)	(405)
Net mark-to-market loss (gain) on investments	262	(32)	(130)
Other than temporary impairment on securities available for sale	—	77	169
Net amortization of deferred fees and unearned income on loans	(386)	(538)	(651)
Net (gain) loss on sales of other real estate owned	(1,324)	528	(158)
Net (gain) loss on sale of fixed assets	(14)	(25)	(18)
Write down of other real estate owned	1,922	5,501	1,373
Stock-based compensation expense	804	483	278
Changes in operating assets and liabilities:
Net decrease in accrued interest receivable	225	263	754
Net decrease (increase) in other assets	958	(4,982)	(876)
Net decrease (increase) in deferred taxes	4,165	(4,954)	(7,227)
Net decrease (increase) in income taxes receivable	1,605	(1,444)	7,400
Net increase in accrued interest payable	453	388	459
Net increase in other liabilities	97	3,347	2,224
Net cash provided by (used in) discontinued operations	43,574	1,362	(52,157)
Net cash provided by (used in) operating activities	35,584	10,324	(37,082)
Cash Flows From Investing Activities:
Net (increase) decrease in interest-bearing time deposits with financial institutions	—	(1,000)	655
Maturities of and principal payments received on securities available for sale and other stock	13,256	30,024	11,211
Purchase of securities available for sale and other stock	(1,215)	(150,455)	(72,311)
Proceeds from sale of securities available for sale and other stock	6,689	185,696	95,609
Proceeds from sale of other real estate owned	10,405	12,514	13,901
Capitalized cost of other real estate owned	(308)	(381)	(212)
Net (increase) decrease in loans	(50,245)	(72,602)	59,387
Net decrease in commercial loans held for sale	—	4,503	—
Purchases of premises and equipment	(618)	(902)	(541)
Proceeds from sales of mortgage loans held for investment	—	—	1,586
Proceeds from sale of premises and equipment	71	36	18
Net cash (used in) provided by investing activities	(21,965)	7,433	109,303
Cash Flows From Financing Activities:
Proceeds from sale of common stock	14,978	24,591	—
Proceeds from issuance of Series A Preferred Stock	—	—	—
Proceeds from issuance of Series B Preferred Stock	—	—	8,747
Net (decrease) increase in deposits	(65,170)	(16,652)	45,821
Net increase (decrease) in borrowings	15,000	6,000	(63,000)
Proceeds from exercise of common stock options	305	1	—
Proceeds from sale of stock purchase warrants	—	44	—
Net cash (used in) provided by financing activities	(34,887)	13,984	(8,432)
Net (decrease) increase in cash and cash equivalents	(21,268)	31,741	63,789
Cash and Cash Equivalents, beginning of period	128,208	96,467	32,678
Cash and Cash Equivalents, end of period	$106,940	$128,208	$96,467
Supplementary Cash Flow Information:
Cash paid for interest on deposits and other borrowings	$4,864	$8,155	$10,641
Cash paid for income taxes	$—	$2,872	$978
 The accompanying notes are an integral part of these consolidated financial statements.

(Dollars in thousands)	Year Ended December 31,
	2013	2012	2011
Non-Cash Investing Activities:
Transfer of loans into other real estate owned	$5,276	$—	$46,894
Transfer of loans held for sale to loans held for investment	$5,319	$10,004	$1,586
Transfer of loans held for investment to loans held for sale	$—	$5,388	$—
Non-Cash Financing Activities:
Conversion of Series A Preferred Stock to common stock	$—	$1,100	$—
The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business
Organization
Pacific Mercantile Bancorp (“PMBC”) is a bank holding company which, through its wholly owned subsidiary, Pacific Mercantile Bank (the “Bank”) is engaged in the commercial banking business in Southern California. PMBC is registered as a one bank holding company under the United States Bank Holding Company Act of 1956, as amended, and, as such, is regulated by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) and the Federal Reserve Bank of San Francisco (“FRBSF”) under delegated authority from the Federal Reserve Board. Substantially all of our operations are conducted and substantially all of our assets are owned by the Bank, which accounts for substantially all of our consolidated revenues, expenses, and income. The Bank provides a full range of banking services to small and medium-size businesses, professionals and the general public in Orange, Los Angeles, San Bernardino and San Diego counties in Southern California and is subject to competition from other banks and financial institutions and from financial services organizations conducting operations in those same markets. The Bank is chartered by the California Department of Business Oversight (“CDBO”) under the Division of Financial Institutions (“DFI”) and is a member of the FRBSF. In addition, the deposit accounts of the Bank’s customers are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to the maximum amount allowed by law.
During the first quarter of 2013, PMBC organized a new wholly-owned subsidiary, PM Asset Resolution, Inc. ("PMAR"), for the purpose of purchasing certain non-performing loans and other real estate from the Bank and thereafter collecting or disposing of those assets. During the fourth quarter of 2013, the Bank announced the closure of our mortgage banking business, which is scheduled to occur in the first half of 2014. The Bank operated a direct-to-consumer retail mortgage banking business, originating and funding residential mortgage loans and selling those loans, generally within the succeeding 30 days. Our mortgage banking operations are classified as discontinued operations within the financial statements and footnotes for all presented periods.
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
Use of Estimates
The preparation of the financial statements in conformity with GAAP requires us to make certain estimates and assumptions that could affect the reported amounts of certain of our assets, liabilities, and contingencies at the date of the financial statements and the reported amounts of our revenues and expenses during the reporting periods. For the fiscal periods covered by this Report, those estimates related primarily to our determinations of the allowance for loan and lease losses, the fair values of securities available for sale and mortgage loans held for sale, repurchase reserves on mortgage loans held for sale, and the determination of reserves pertaining to deferred tax assets. If circumstances or financial trends on which those estimates were based were to change in the future or there were to occur any currently unanticipated events affecting the amounts of those estimates, our future financial position or results of operations could differ, possibly materially, from those expected at the current time.
Principles of Consolidation
Our consolidated financial statements for the year ended December 31, 2013 include the accounts of PMBC, the Bank and PMAR. Our consolidated financial statements for the years ended December 31, 2012 and 2011 include the accounts of PMBC and the Bank. All significant intercompany balances and transactions were eliminated in consolidation.
Discontinued Operations
The revenues and expenses of our mortgage banking division are reported in the consolidated statements of operations as discontinued operations for all periods presented. In determining whether the revenues and expenses are reported as discontinued operations, we evaluate whether we have any significant continuing involvement in the management of any of the mortgage banking operations. If we were to determine that we had any significant continuing involvement, the revenues and expenses of the respective operations would not be recorded in discontinued operations. As of December 31, 2013, we determined that the mortgage repurchase reserves are a liability of the Bank and are not included within the liabilities of discontinued operations. The repurchase reserves are included within other liabilities of the consolidated statements of financial condition.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value option permits us to elect fair value as an alternative measurement for selected financial assets, financial liabilities, unrecognized firm commitments and written loan commitments not previously carried at fair value. We have elected the fair value option on our mortgage servicing rights and mortgage loans held for sale included in discontinued operations. The election was made to better reflect the underlying economics and to mitigate operational complexities of risk management activities related to its mortgage servicing rights, pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging (“FASB ASC 815”).
When we sold mortgage loans held for sale (“LHFS”) in the secondary market in connection with our discontinued mortgage banking operations, we sometimes retained the right to service those loans following their sale. Those mortgage servicing rights (which are included in assets of discontinued operations in the accompanying consolidated statement of financial condition) were capitalized at the then current fair value of the future net cash flows expected to be realized from servicing the loans and are carried at their estimated fair value, with any difference between carrying cost and estimated fair value recorded in the statement of operations.
In accordance with FASB ASC 815, we record all derivative instruments at fair value. We have accounted for these derivatives as non-designated hedge instruments or free-standing derivatives. The discontinued mortgage banking division entered into interest rate lock commitments and utilized forward sold Fannie Mae and Ginnie Mae mortgage backed securities (which are sometimes referred to as to-be-announced or “TBA” securities) to hedge the fair value changes associated with changes in interest rates relating to the mortgage loan origination operations. We entered into commitments to originate mortgage loans whereby the interest rate on the loan was set prior to funding (interest rate lock commitments or “IRLCs”). IRLCs on mortgage loan funding commitments for mortgage loans that are intended to be sold are considered to be derivative instruments under GAAP and are recorded at fair value with any change in fair value between reporting periods recorded in operations. Unlike most other derivative instruments, there is no active market for the mortgage loan commitments that can be used to determine their fair value. We have developed a methodology for estimating the fair value by calculating the change in market value from a commitment date to measurement date based upon changes in applicable interest rates during the period, adjusted for a fallout factor (loans committed to funding that ultimately do not fund) and included the value of servicing.
Cash and Cash Equivalents
For purposes of the statements of cash flow, cash and cash equivalents consist of cash and due from banks, interest bearing demand deposits with the FRBSF, federal funds sold and interest-bearing deposits, with original maturities of 90 days or less, with financial institutions. Generally, federal funds are sold for one-day periods. As of December 31, 2013 and 2012 the Bank maintained required reserves with FRBSF of approximately $932,000 and $607,000, respectively, which are included in cash and due from banks in the accompanying consolidated statements of financial condition.
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
Declines in the fair value of these securities below their cost which are other-than-temporary are reflected in earnings as realized losses. In determining other-than-temporary losses, we consider a number of factors, including: (1)the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether we have the intent to sell the security or it is more likely than not that we will be required to sell the security before its anticipated recovery. A high degree of subjectivity and judgment

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

is involved in assessing whether an other-than-temporary decline exists and such assessments are based on information available to us at the time we make such assessments.
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
Loans and Allowance for Loan and Lease Losses
Loans that we intend and have the ability to hold for the foreseeable future or until maturity or pay-off are stated at their respective principal amounts outstanding, net of unearned income. Interest is accrued daily as earned, except where reasonable doubt exists as to collectibility of the loan. A loan with principal or interest that is 90 days or more past due, based on its contractual payment due dates, is placed on nonaccrual status, in which case accrual of interest is discontinued, except that we may elect to continue the accrual of interest when the estimated net realizable value of collateral securing the loan is expected to be sufficient to enable us to recover both principal and accrued interest and those loans are in the process of collection. Generally, interest payments received on nonaccrual loans are applied to principal. Once all principal has been received by us, any additional interest payments are recognized as interest income on a cash basis.
An allowance for loan and lease losses (“ALLL”) is established by means of a provision for loan and lease losses that is charged against income. If we conclude that the collection, in full, of the carrying amount of a loan has become unlikely, the loan, or the portion thereof that is believed to be uncollectible, is charged against the ALLL. We carefully monitor changing economic conditions, the loan portfolio by category, the financial condition of borrowers and the history of the performance of the loan portfolio in determining the adequacy of the ALLL. Additionally, as the volume of loans increases, additional provisions for loan losses may be required to maintain the allowance at levels deemed adequate. Moreover, if economic conditions were to deteriorate, causing the risk of loan losses to increase, it would become necessary to increase the allowance to an even greater extent, which would necessitate additional provisions that would be charged to income. We also evaluate the unfunded portion of loan commitments and establish a loss reserve, included in other liabilities, for such unfunded commitments through a charge against noninterest expense. The loss reserve for unfunded loan commitments was $225,000 and $181,000 at December 31, 2013 and 2012, respectively.
The ALLL is based on estimates, and ultimate loan losses may vary from current estimates. These estimates are reviewed periodically and, as adjustments become necessary, they are recorded in earnings in the periods in which they become known.
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
Restructured Loans
We sometimes modify or restructure loans when the borrower is experiencing financial difficulties by making a concession to the borrower in the form of changes in the amortization terms, reductions in the interest rates, the acceptance of interest only payments and, in limited cases, concessions to the outstanding loan balances. These loans are classified as troubled debt restructurings (“TDRs”). TDRs are loans modified for the purpose of alleviating temporary impairments to the borrower’s financial condition or cash flows. A workout plan between us and the borrower is designed to provide a bridge for borrower cash flow

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

shortfalls in the near term. If the borrower works through such near term issues, in most cases, the original contractual terms of the loan will be reinstated.
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
Investment in Unconsolidated Subsidiaries
Investment in unconsolidated subsidiaries is stated at cost. The unconsolidated subsidiaries are comprised of two grantor trusts established in 2002 and 2004 in connection with our issuance of subordinated debentures in each of those years. Prior to 2004, we organized two business trusts, under the names PMB Statutory Trust III and PMB Capital Trust III, to facilitate our issuance of $7.2 million and $10.3 million, respectively, principal amount of junior subordinated debentures with maturity dates in 2032 and 2034, respectively. The principal amounts remain outstanding as of December 31, 2013.
Other Real Estate Owned
Other real estate owned (“OREO”) consists of real properties acquired by us through foreclosure or in lieu of foreclosure in satisfaction of loans. OREO is recorded at fair value less estimated selling costs at the time of acquisition or foreclosure. Loan balances in excess of fair value, less selling costs, are charged to the ALLL prior to foreclosure. Any subsequent operating expenses or income, reductions in estimated fair values and gains or losses on disposition of such properties are charged or credited to current operations.
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
We record as a deferred tax asset on our balance sheet an amount equal to the tax credit and tax loss carryforwards and tax deductions ("tax benefits") that we believe will be available to us to offset or reduce the amount of our income taxes in future periods. Under applicable federal and state income tax laws and regulations, such tax benefits will expire if not used within specified periods of time. Accordingly, the ability to fully use our deferred tax asset depends on the amount of taxable income that we generate during those time periods. At least once each year, or more frequently, if warranted, we make estimates of future taxable income that we believe we are likely to generate during those future periods. If we conclude, on the basis of those estimates and the amount of the tax benefits available to us, that it is more likely than not that we will be able to fully utilize those tax benefits prior to their expiration, we recognize the deferred tax asset in full on our balance sheet. On the other hand, if we conclude on the basis of those estimates and the amount of the tax benefits available to us that it has become more likely than not that we will be unable to utilize those tax benefits in full prior to their expiration, then, we would establish (or increase any existing) valuation allowance to reduce the deferred tax asset on our balance sheet to the amount which we believe we are more likely than not to be able to utilize. Such a reduction is implemented by recognizing a non-cash charge that would have the effect of increasing the provision, or reducing any credit, for income taxes that we would otherwise have recorded in our statement of operations. The determination of whether and the extent to which we will be able to utilize our deferred tax asset involves significant management

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

judgments and assumptions that are subject to period to period changes as a result of changes in tax laws, changes in market or economic conditions that could affect our operating results or variances between our actual operating results and our projected operating results, as well as other factors.
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
Stock Option Plans
We follow FASB ASC 718-10, Share-Based Payment, which requires entities that grant stock options or other equity compensation awards to employees to recognize in their financial statements the fair values of those options or share awards as compensation cost over their requisite service (vesting) periods of those options or share awards. Since stock-based compensation cost that is recognized in the statements of operations is to be determined based on the equity compensation awards that we expect will ultimately vest, that compensation expense is reduced for estimated forfeitures of unvested options or unvested share awards that typically occur due primarily to terminations of employment of optionees or recipients of such share awards. Forfeitures are required to be estimated at the time of the grant of options or other share awards and are revised, if necessary, in subsequent periods if actual forfeitures differ from those earlier estimates. For purposes of the determination of stock-based compensation expense for the year ended December 31, 2013, we estimated no forfeitures of unvested options that were granted to non-employee members of the Board of Directors and forfeitures of 11.9% of the options that were granted to officers and other employees.
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
Change in Segment Reporting
At December 31, 2013 we had one reportable segment, which was our commercial banking division, and one non-reportable segment which was our discontinued operations related to our mortgage banking division. During the years ended December 31, 2012 and 2011, we had two reportable segments, which were our commercial banking and mortgage banking divisions. See Note 20, Business Segment Information, for more detail regarding our change in reportable segments. In connection with our exit from the mortgage banking business in December 2013, the revenues and expenses of our mortgage banking division have been classified as discontinued operations for all periods presented.
Recent Accounting Pronouncements
In February 2013, the FASB issued ASU 2013-02, "Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income", which requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective lines in the entity's net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. The adoption of ASU 2013-02 did not have a material impact on our consolidated financial condition or results of operations.
In July 2013, the FASB issued ASU 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists", which amended its guidance on income taxes to eliminate

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

diversity in the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The amendments clarify whether unrecognized tax benefits should be presented as a liability on the balance sheet or as a reduction of a deferred tax asset. This guidance is effective for interim and annual periods beginning after December 15, 2013. Early adoption is permitted. We adopted this guidance on January 1, 2014, and do not expect that it will have a material impact on our financial statement presentation.
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
The Company has evaluated events subsequent through the date these consolidated financial statements were filed with the SEC.

3. Regulatory Actions
On August 31, 2010, the Company and the Bank entered into the FRBSF Agreement with FRBSF. On the same date, the Bank consented to the issuance of a regulatory order by the CDBO (the “CDBO Order”).
On October 31, 2013, the CDBO terminated the CDBO Order after concluding that the Bank had substantially complied with its terms.
The principal purposes of the FRBSF Agreement, which constitutes formal supervisory action by the FRBSF, were to require us to adopt and implement formal plans and take certain actions, as well as to continue to implement other measures that we previously adopted, to address the adverse consequences that the economic recession has had on the performance of our loan portfolio and our operating results, to improve our operating results, and to increase our capital to strengthen our ability to weather any further adverse economic conditions that might arise in the future.
The FRBSF Agreement requires the Boards of Directors of the Company and the Bank to prepare and submit written plans to the FRBSF to address the following matters: (i) strengthening board oversight of the management operations of the Bank; (ii) strengthening credit risk management practices; (iii) improving credit administration policies and procedures; (iv) improving the Bank’s position with respect to problem assets; (v) maintaining adequate reserves for loan losses in accordance with applicable supervisory guidelines; (vi) improving the capital position of the Bank and of the Company; (vii) improving the Bank’s earnings through the formulation, adoption and implementation of a new strategic plan, and (viii) submitting a satisfactory funding contingency plan for the Bank that would identify available sources of liquidity and a plan for dealing with adverse economic and market conditions. The Company may not declare or pay cash dividends, repurchase any of its shares, make payments on its trust preferred securities or incur or guarantee any debt, without the prior approval of the FRBSF. As a result of these prohibitions, the Company has not made interest payments on the junior subordinated debentures issued in 2002 and 2004 as discussed in Note 9, Borrowings and Contractual Obligations.
The Company and the Bank have made substantial progress with respect to several of these requirements, including a requirement, achieved in August 2011, that the Bank raise additional capital to increase its ratio of adjusted tangible shareholders’ equity-to-tangible assets to 9.00%. The Company is committed to achieving all of the requirements on a timely basis. Formal termination of the FRBSF Agreement requires an express determination by the FRBSF to the effect that substantial compliance with all of the provisions have been achieved. A failure by the Company or the Bank to meet any of those remaining requirements could be deemed by the FRBSF to be conducting business in an unsafe manner which could subject the Company or the Bank to further regulatory enforcement action.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Fair Value Measurements
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

Risks with Fair Value Measurements
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
In addition, the fair value estimates are based on existing on and off-balance sheet financial instruments without attempting to estimate the value of existing and anticipated future customer relationships and the value of assets and liabilities that are not considered financial instruments, such as premises and equipment and OREO.
Measurement Methodology
Cash and Cash Equivalents. The fair value of cash and cash equivalents approximates its carrying value.
Interest-Bearing Deposits with Financial Institutions. The fair values of interest-bearing deposits maturing within ninety days approximate their carrying values.
FHLB and FRBSF Stock. The Bank is a member of the FHLB and the FRBSF. As members, we are required to own stock of the FHLB and the FRBSF, the amount of which is based primarily on the level of our borrowings from those institutions. We also have the right to acquire additional shares of stock in either or both of the FHLB and the FRBSF; however, to date, we have not done so. The fair values of the FHLB and FRBSF stock are equal to their respective carrying amounts, are classified as restricted securities and are periodically evaluated for impairment based on our assessment of the ultimate recoverability of our investments in that stock. Any cash or stock dividends paid to us on such stock are reported as income.
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
Impaired Loans. Loans measured for impairment are measured at an observable market price (if available), or the fair value of the loan’s collateral (if the loan is collateral dependent). The fair value of an impaired loan may be estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance for loan and lease losses represent loans for which the fair value of the expected repayments or collateral exceeds the recorded investments in such loans. When the fair value of the collateral is based on an observable market price or a current appraised value, we record the impaired loan at Level 2. When an appraised value is not available or we determine that the fair value of the collateral is further impaired below the appraised value and there is no observable market price, we record the impaired loan at Level 3.
Loans. The fair value for loans with variable interest rates less a credit discount is the carrying amount. The fair value of fixed rate loans is derived by calculating the discounted value of future cash flows expected to be received by the various

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Mortgage Servicing Rights. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques that would incorporate assumptions that market participants would use in estimating the fair value of servicing. These assumptions might include estimates of prepayment speeds, discount rate, costs to service, escrow account earnings, contractual servicing fee income, prepayment and late fees, among other considerations. Mortgage servicing rights are considered a Level 3 measurement at December 31, 2013 and are included in other assets in the accompanying consolidated balance sheets.
Derivative Assets and Liabilities. Our derivative assets and liabilities are carried at fair value as required by GAAP and are accounted for as free standing derivatives. The derivative assets are interest rate lock commitments (“IRLCs”) with prospective residential mortgage borrowers whereby the interest rate on the loan is determined prior to funding and the borrowers have locked in that interest rate. These commitments are determined to be derivative instruments in accordance with GAAP. The derivative liabilities are hedging instruments (typically TBA securities) used to hedge the risk of fair value changes associated with changes in interest rates relating to its mortgage loan origination operations. We hedge the period from the interest rate lock (assuming a fall-out factor) to the date of the loan sale. The estimated fair value is based on current market prices for similar assets plus a fall-out factor estimated by management and, accordingly, we have classified our IRLCs as Level 3 assets at December 31, 2013 and such assets are included in other assets in the accompanying consolidated statement of financial condition. The valuation technique used for TBA's is based on pricing of the hedging instruments which are used to hedge the fair value changes associated with changes in interest rates relating to our mortgage lending operations. We hedge the period from the interest rate lock (assuming a fall-out factor) to the date of the loan sale. The fair value of the hedging instruments is based on the actively quoted TBA Mortgage Backed Securities ("MBS") market using observable inputs related to the characteristics of the underlying MBS stratified by product, coupon and settlement date. TBA's are classified as Level 2 liabilities as of December 31, 2013. Our net derivatives are included within Assets of discontinued operations in the consolidated statements of financial condition.

Deposits. Deposits are carried at historical cost. The carrying amounts of deposits fro savings and money market accounts and brokered certificates of deposit are deemed to approximate fair value as they either have no stated maturities or short-term maturities. Certificates of deposit is estimated utilizing discounted cash flow techniques. The interest rates applied are rates currently being offered for similar certificates of deposit.
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

Assets Recorded at Fair Value on a Recurring Basis
The following tables show the recorded amounts of assets and liabilities measured at fair value on a recurring basis at December 31, 2013 and 2012.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	At December 31, 2013
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Assets and Liabilities at Fair Value:
Investment securities available for sale
U.S. Treasury securities	$700	$700	$—	$—
Mortgage backed securities issued by U.S. agencies	57,808	—	57,808	—
Collateralized mortgage obligations issued by non-agency	1,524	—	1,524	—
Asset-backed securities	1,312	—	—	1,312
Mutual funds	4,645	4,645	—	—
Total securities available for sale at fair value	65,989	5,345	59,332	1,312
Other assets – Mortgage servicing rights	4,417	—	—	4,417
Derivative assets – IRLC’s	150	—	—	150
Total assets measured at fair value on a recurring basis	$70,556	$5,345	$59,332	$5,879
Derivative liabilities – TBA securities	$33	$—	$33	$—
Total liabilities measured at fair value on a recurring basis	$33	$—	$33	$—

	At December 31, 2012
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Assets and Liabilities at Fair Value:
Investment securities available for sale
Mortgage backed securities issued by U.S. agencies	$78,446	$—	$78,446	$—
Collateralized mortgage obligations issued by non agency	2,625	—	1,963	662
Asset-backed securities	900	—	—	900
Mutual funds	4,407	4,407	—	—
Total securities available for sale at fair value	86,378	4,407	80,409	1,562
Other assets - Mortgage servicing rights	2,801	—	—	2,801
Derivative assets – IRLC’s	580	—	—	580
Total assets at fair value on recurring basis	$89,759	$4,407	$80,409	$4,943
Derivative liabilities – TBA securities	$158	$—	$158	$—
Total liabilities measured at fair value on a recurring basis	$158	$—	$158	$—

The changes in Level 3 assets measured at fair value on a recurring basis are summarized as follows for the year ended December 31, 2013:

	Collateralized Mortgage Obligations	Asset Backed Securities	IRLC's	Mortgage Servicing Rights	Total
	(Dollars in thousands)
Balance of recurring Level 3 instruments at January 1, 2013	$662	$900	$580	$2,801	$4,943
Total gains or losses (realized/unrealized):
Included in earnings-realized(1)	—	—	(430)	1,021	591
Included in earnings-unrealized	—	—	—	—	—
Included in other comprehensive income	—	412	—	—	412
Purchases	—	—	—	1,049	1,049
Settlements	—	—	—	(454)	(454)
Transfers in and/or out of Level 3(2)	(662)	—	—	—	(662)
Balance of Level 3 assets at December 31, 2013	$—	$1,312	$150	$4,417	$5,879

(1)	Amount reported as an other than temporary impairment loss in the noninterest income portion of the income statement.

(2)
During the year ended December 31, 2013, a portion of our collateralized mortgage obligations was transferred out of Level 3 and into Level 2 as the value was determined using broker quotes provided in connection with the sale of one of our collateralized mortgage obligations in January 2014.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets Recorded at Fair Value on a Nonrecurring Basis
We may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets. Information regarding assets measured at fair value on a nonrecurring basis is set forth in the table below.

	At December 31, 2013
	Total	Level 1	Level 2	Level 3
Assets at Fair Value:	(Dollars in thousands)
Impaired loans	$24,160	$—	$—	$24,160
Other real estate owned	12,292	—	12,292	—
Total	$36,452	$—	$12,292	$24,160

There were no transfers in or out of Level 3 measurements for nonrecurring items during the year ended December 31, 2013.
Significant Unobservable Inputs and Valuation Techniques of Level 3 Fair Value Measurements
For our fair value measurements classified in Level 3 of the fair value hierarchy as of December 31, 2013, a summary of the significant unobservable inputs and valuation techniques is as follows:

	Fair Value Measurement as of December 31, 2013	Valuation Techniques	Unobservable Inputs	Range	Weighted Average
	(Dollars in thousands)
Assets
Asset-backed securities	$1,312	Third-Party Pricing	Marketability discount	N/A (1)
			Illiquidity discount	N/A (1)
Impaired loans	24,160	Third-Party Pricing	Appraisals	N/A (2)

Mortgage servicing rights	4,417	Discounted cash flows	Discount rate	10% - 14%	12%
			Prepayment speed	7% - 13%	8%
Derivative assets - IRLC's	150	Market Approach	Pull-through rate	84% - 94%	91%
	$30,039

(1)	Information is unavailable as valuation was obtained from third-party pricing services.

(2)
We obtain appraisals for our various properties included within impaired loans which primarily rely upon market comparisons. These market comparisons support our assumption that the carrying value of the respective loans either requires or does not require additional impairment.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Measurements for Other Financial Instruments
The table below provides estimated fair values and related carrying amounts of our financial instruments as of December 31, 2013 and December 31, 2012, excluding financial assets and liabilities which are recorded at fair value on a recurring basis.

(Dollars in thousands)	Estimated Fair Value at December 31,
	2013					2012
	Carrying Value	Total	Level 1	Level 2	Level 3	Carrying Value	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$106,940	$106,940	$106,940	$—	$—	$128,208	$128,208	128,208	—	—
Interest-bearing deposits with financial institutions	2,423	2,423	2,423	—	—	2,423	2,423	2,423	—	—
Federal Reserve Bank of San Francisco and Federal Home Loan Bank stock	8,531	8,531	8,531	—	—	10,284	10,284	10,284	—	—
Loans, net	765,426	767,893	—	—	767,893	719,257	713,070	—	—	713,070
Total assets	$883,320	$885,787	$117,894	$—	$767,893	$860,172	$853,985	$140,915	$—	$713,070
Noninterest bearing deposits	203,942	203,942	203,942	—	—	170,259	170,259	170,259	—	—
Interest-bearing deposits	576,283	568,258	—	568,258	—	675,136	676,163	—	676,163	—
Borrowings	70,000	70,000	—	70,000	—	55,000	55,163	—	55,163	—
Junior subordinated debentures	17,527	17,527	—	17,527	—	17,527	17,527	—	17,527	—
Total liabilities	$867,752	$859,727	$203,942	$655,785	$—	$917,922	$919,112	$170,259	$748,853	$—
Information Regarding Derivative Financial Instruments
The following table includes information for the derivative assets and liabilities for the periods presented:

			Total Gains (Losses)
	Notional Balance		For the Year Ended
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012	December 31, 2011
	(Dollars in thousands)
Derivative assets - IRLC’s	$6,638	$19,683	$(430)	$544	$—
Derivative liabilities - TBAs	12,000	44,000	190	(3,002)	—

5. Investments
Securities Available For Sale, at Fair Value
The following table sets forth the major components of securities available for sale and a compares the amortized costs and estimated fair market values of, and the gross unrealized gains and losses on, these securities at December 31, 2013 and 2012:

(Dollars in thousands)	December 31, 2013				December 31, 2012
	Amortized Cost	Gross Unrealized		Estimated Fair Value	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gain	Loss			Gain	Loss
Securities Available for Sale
US Treasury securities	$700	$—	$—	$700	$—	$—	$—	$—
Mortgage backed securities issued by U.S. Agencies(1)	$60,514	$13	$(2,719)	$57,808	$78,053	$553	(160)	78,446
Collateralized mortgage obligations issued by non agencies(1)	1,572	—	(48)	1,524	2,599	87	(61)	2,625
Asset backed security(2)	2,218	—	(906)	1,312	2,247	—	(1,347)	900
Mutual funds(3)	4,645	—	—	4,645	4,407	—	—	4,407
Total	$69,649	$13	$(3,673)	$65,989	$87,306	$640	$(1,568)	$86,378

(1)	Secured by closed-end first liens on 1-4 family residential mortgages.

(2)	Comprised of a security that represents an interest in a pool of trust preferred securities issued by U.S.-based banks and insurance companies.

(3)	Consists primarily of mutual fund investments in closed-end first lien 1-4 family residential mortgages.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2013 and 2012, U.S. agency mortgage backed securities and collateralized mortgage obligations with an aggregate fair market value of $9.5 million and $10 million, respectively, were pledged to secure FHLB borrowings, repurchase agreements, local agency deposits and treasury, tax and loan accounts.
The amortized cost and estimated fair values of securities available for sale at December 31, 2013 and December 31, 2012 are shown in the tables below by contractual maturities taking into consideration historical prepayments based on the prior twelve months of principal payments. Expected maturities will differ from contractual maturities and historical prepayments, particularly with respect to collateralized mortgage obligations, primarily because prepayment rates are affected by changes in conditions in the interest rate market and, therefore, future prepayment rates may differ from historical prepayment rates.

	At December 31, 2013 Maturing in
(Dollars in thousands)	One year or less	Over one year through five years	Over five years through ten years	Over ten Years	Total
Securities available for sale, amortized cost	$8,111	$28,690	$20,514	$12,334	$69,649
Securities available for sale, estimated fair value	7,816	27,664	19,586	10,923	65,989
Weighted average yield	1.52%	1.70%	1.60%	1.34%	1.59%

	At December 31, 2012 Maturing in
(Dollars in thousands)	One year or less	Over one year through five years	Over five years through ten years	Over ten Years	Total
Securities available for sale, amortized cost	$11,679	$35,038	$24,738	$15,851	$87,306
Securities available for sale, estimated fair value	11,788	35,264	24,747	14,579	86,378
Weighted average yield	1.59%	1.62%	1.62%	1.43%	1.58%

We recognized net gains on sales of securities available for sale of $44 thousand on sale proceeds of $6.7 million during the year ended December 31, 2013, and $2.1 million on sale proceeds of $186 million during the year ended December 31, 2012.
The tables below indicate, as of December 31, 2013 and 2012, the gross unrealized losses and fair values of our investments, aggregated by investment category, and length of time that the individual securities have been in a continuous unrealized loss position.

	Securities with Unrealized Loss at December 31, 2013
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Mortgage backed securities issued by U.S. Agencies	$25,808	$(806)	$30,688	$(1,913)	$56,496	$(2,719)
Non-agency collateralized mortgage obligations	586	(9)	938	(39)	1,524	(48)
Asset backed security	—	—	1,313	(906)	1,313	(906)
Total	$26,394	$(815)	$32,939	$(2,858)	$59,333	$(3,673)

	Securities With Unrealized Loss as of December 31, 2012
	Less than 12 months		12 months or more		Total
(Dollars In thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Mortgage backed securities issued by U.S. Agencies	$35,996	$(160)	$39	$—	$36,035	$(160)
Non-agency collateralized mortgage obligations	—	—	1,172	(61)	1,172	(61)
Asset-backed security	—	—	900	(1,347)	900	(1,347)
Total	$35,996	$(160)	$2,111	$(1,408)	$38,107	$(1,568)
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Through the impairment assessment process, we determined that the available-for-sale securities discussed below were other-than-temporarily impaired at December 31, 2013. We recorded no impairment credit losses on available-for-sale securities in our consolidated statements of operations for the year ended December 31, 2013. The OTTI related to factors other than credit losses, in the aggregate amount of $0.9 million, was recognized as other comprehensive loss in our accompanying consolidated statement of financial condition.

The table below presents, for the year ended December 31, 2013, a roll-forward of OTTI in those instances when a portion of the OTTI was attributable to non-credit related factors and, therefore, was recognized in other comprehensive loss:

(Dollars in thousands)	Gross Other- Than- Temporary Impairments	Other-Than- Temporary Impairments Included in Other Comprehensive Loss	Net Other-Than- Temporary Impairments Included in Retained Earnings (Deficit)
Balance – December 31, 2011	$(2,707)	$(2,053)	$(654)
Changes in market value on securities for which an OTTI was previously recognized	712	789	(77)
Balance – December 31, 2012	$(1,995)	$(1,264)	$(731)
Sale of impaired security	119	(59)	178
Change in market value on a security for which an OTTI was previously recognized	417	417	—
Balance – December 31, 2013	$(1,459)	$(906)	$(553)
In determining the component of OTTI related to credit losses, we compare the amortized cost basis of each OTTI security to the present value of its expected cash flows, discounted using the effective interest rate implicit in the security at the date of acquisition.
As a part of our OTTI assessment process with respect to securities held for sale with unrealized losses, we consider available information about (i) the performance of the collateral underlying each such security, including any credit enhancements, (ii) historical prepayment speeds, (iii) delinquency and default rates, (iv) loss severities, (v) the age or “vintage” of the security, and, (vi) any rating agency reports on the security. Significant judgments are required with respect to these and other factors in order to make a determination of the future cash flows that can be expected to be generated by the security.
Based on our OTTI assessment process, we determined that there is one asset-backed security in our portfolio of securities held for sale that was impaired as of December 31, 2013. This security is a multi-class, cash flow collateralized bond obligation backed by a pool of trust preferred securities issued by a diversified pool of 56 issuers that consisted of 45 U.S. depository institutions and 11 insurance companies at the time of the security’s issuance in November 2007. We purchased $3.0 million face amount of this security in November 2007 at a price of 95.21% for a total purchase price of $2.9 million, out of a total of $363 million of this security sold at the time of issuance. The security that we own (CUSIP 74042CAE8) is the mezzanine class B piece security with a variable interest rate of 3 month LIBOR plus 60 basis points, which had a rating of Aa2 and AA by Moody’s and Fitch, respectively, at the time of issuance in 2007.
As of December 31, 2013 the amortized cost of this security was $2.2 million with a fair value of $1.3 million, for an unrealized loss of approximately $0.9 million. As of December 31, 2013, the security had a Ca rating from Moody’s and a CCC rating from Fitch and had experienced $42.5 million in defaults (12.5% of total current collateral) and $43.5 million in deferring securities (12.8% of total current collateral) from issuance to December 31, 2013. We estimate that the security could experience another $68.0 million in defaults before the issuer would not receive all of the contractual cash flows under this security. This analysis is based on the following assumptions: future default rates of 2.5%, prepayment rates of 1% until maturity, and 15% recovery of future defaults. Set forth below is additional information regarding impairment losses that we recognized in earnings:

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impairment Losses on OTTI Securities	For the Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Asset-backed security	$—	$(77)	$(169)
Total impairment loss recognized in earnings	$—	$(77)	$(169)

We have made a determination that the remainder of our securities with respect to which there were unrealized losses as of December 31, 2013 are not other-than-temporarily impaired, because we have concluded that we have the ability to continue to hold those securities until their respective fair market values increase above their respective amortized costs or, if necessary, until their respective maturities. In reaching that conclusion we considered a number of factors and other information, which included: (i) the significance of each such security, (ii) the amount of the unrealized losses attributable to each such security, (iii) our liquidity position, (iv) the impact that retention of those securities could have on our capital position and (v) our evaluation of the expected future performance of these securities (based on the criteria discussed above).

Other Investments
Beginning in the fourth quarter of 2013, we had one investment in a limited partnership which is accounted for under the equity method of accounting and included within other assets of the consolidated statement of financial condition. As of December 31, 2013 and 2012, our other investments was as follows:

	December 31,
	2013	2012
	(Dollars in thousands)
Investments accounted for under the equity method	$2,025	$—

6. Loans and Allowance for Loan and Lease Losses
The loan portfolio consisted of the following at:

	December 31, 2013		December 31, 2012
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial loans	$226,450	29.2%	$170,792	23.4%
Commercial real estate loans – owner occupied	174,221	22.4%	165,922	22.7%
Commercial real estate loans – all other	177,884	22.9%	150,189	20.6%
Residential mortgage loans – multi-family	96,565	12.4%	105,119	14.4%
Residential mortgage loans – single family	75,660	9.7%	87,263	11.9%
Land development loans	18,458	2.4%	24,018	3.3%
Consumer loans	7,599	1.0%	27,296	3.7%
Gross loans	776,837	100.0%	730,599	100.0%
Deferred fee (income) costs, net	(53)		(461)
Allowance for loan and lease losses	(11,358)		(10,881)
Loans, net	$765,426		$719,257
At December 31, 2013 and 2012, real estate loans of approximately $230 million and $162 million, respectively, were pledged to secure borrowings obtained from the Federal Home Loan Bank.
Allowance for Loan and Lease Losses
The ALLL represents our estimate of credit losses inherent in the loan portfolio at the balance sheet date. We employ economic models that are based on bank regulatory guidelines, industry standards and our own historical loan loss experience, as well as a number of more subjective qualitative factors, to determine both the sufficiency of the ALLL and the amount of the provisions that are required to be made for potential loan losses to increase or replenish the ALLL.

The ALLL is first determined by (i) analyzing all classified loans (graded as “Substandard” or “Doubtful” under our internal credit quality grading parameters) on non-accrual status for loss exposure and (ii) establishing specific reserves as

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

needed. ASC 310-10 defines loan impairment as the existence of uncertainty concerning collection of all principal and interest in accordance with the contractual terms of a loan. For collateral dependent loans, impairment is typically measured by comparing the loan amount to the fair value of collateral, less estimated costs to sell, with a specific reserve established for any "shortfall" amount. Other methods can be used in estimating impairment, including market price and the present value of expected future cash flows discounted at the loan’s original interest rate. We are an active lender with the U.S. Small Business Administration (“SBA”) and many of the loans originated have a guaranteed percentage of the balances.  The ALLL reserves are calculated against the non-guaranteed loan balances.
On a quarterly basis, we utilize a classification migration model and individual loan review analytical tools as starting points for determining the adequacy of the ALLL for homogenous pools of loans that are not subject to specific reserve allocations. Our loss migration analysis tracks a certain number of quarters of loan loss history and industry loss factors to determine historical losses by classification category for each loan type, except certain consumer loans. We then apply these calculated loss factors, together with qualitative factors based on external economic conditions and trends and internal assessments, to the outstanding loan balances in each homogenous group of loans, and then, using our internal credit quality grading parameters, we grade the loans as “Pass,” “Special Mention,” “Substandard” or “Doubtful”. We also conduct individual loan review analysis, as part of the ALLL allocation process, applying specific monitoring policies and procedures in analyzing the existing loan portfolio. Set forth below is a summary of the activity in the ALLL during the years ended December 31, 2013, 2012 and 2011:

	December 31,
	2013	2012	2011
	(In thousands)
Balance, beginning of year	$10,881	$15,627	$18,101
Charged off loans	(6,458)	(8,574)	(2,736)
Recoveries on loans previously charged off	2,430	1,878	1,095
Provision for loan and lease losses	4,505	1,950	(833)
Balance, end of year	$11,358	$10,881	$15,627
At December 31, 2013, the ALLL totaled $11.4 million, as compared to $10.9 million and $15.6 million at December 31, 2012 and 2011, respectively. The ALLL increased $0.5 million from December 31, 2012 to December 31, 2013 as a result of higher reserve factors over the quarterly loss migration cycle. The charge-offs stem primarily from the commercial loans resulting in higher allocation of reserves against that segment of the loan portfolio for the year ended December 31, 2013. The modest increase in reserves reflects a larger but improved portfolio as total impaired loans dropped to $24.2 million at December 31, 2013 from $39.3 million at December 31, 2012 and total past due loans declined to $5.5 million at December 31, 2013 from $13.5 million at December 31, 2012. The increase in the provision for loan and lease losses from December 31, 2012 to December 31, 2013 was primarily the result of a downgrade in credit quality for a commercial loan relationship of $10.7 million which resulted in additional required reserves of $2.6 million.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Set forth below is information regarding loan balances and the related ALLL, by portfolio type, as of and for the years ended December 31, 2013, 2012 and 2011(excluding mortgage LHFS).

(Dollars in thousands)	Commercial	Real Estate	Land Development	Consumer and Single Family Mortgages	Total
ALLL in the year ended December 31, 2013:
Balance at beginning of year	$6,340	$3,487	$248	$806	$10,881
Charge offs	(5,945)	(308)	(5)	(200)	(6,458)
Recoveries	2,337	5	54	34	2,430
Provision	3,080	1,333	(132)	224	4,505
Balance at end of year	$5,812	$4,517	$165	$864	$11,358
ALLL balance at end of year related to:
Loans individually evaluated for impairment	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	$5,812	$4,517	$165	$864	$11,358
Loans balance at end of year:
Loans individually evaluated for impairment	$10,484	$8,451	$391	$4,834	$24,160
Loans collectively evaluated for impairment	215,966	440,219	18,067	78,425	752,677
Ending Balance	$226,450	$448,670	$18,458	$83,259	$776,837
ALLL in the year ended December 31, 2012:
Balance at beginning of year	$8,908	$5,777	$316	$626	$15,627
Charge offs	(6,664)	(1,184)	(158)	(568)	(8,574)
Recoveries	1,657	198	—	23	1,878
Provision	2,439	(1,304)	90	725	1,950
Balance at end of year	$6,340	$3,487	$248	$806	$10,881
ALLL Balance at end of year related to:
Loans individually evaluated for impairment	$2,428	$—	$—	$—	$2,428
Loans collectively evaluated for impairment	$3,912	$3,487	$248	$806	$8,453
Loans balance at end of year:
Loans individually evaluated for impairment	$16,180	$21,918	$314	$839	$39,251
Loans collectively evaluated for impairment	154,612	399,312	23,704	113,720	691,348
Ending Balance	$170,792	$421,230	$24,018	$114,559	$730,599
ALLL in the year ended December 31, 2011:
Balance at beginning of year	$10,017	$6,351	$830	$903	$18,101
Charge offs	(1,218)	(1,315)	(138)	(65)	(2,736)
Recoveries	1,067	3	—	25	1,095
Provision	(958)	738	(376)	(237)	(833)
Balance at end of year	$8,908	$5,777	$316	$626	$15,627
ALLL Balance at end of year related to:
Loans individually evaluated for impairment	$1,648	$1,135	$—	$—	$2,783
Loans collectively evaluated for impairment	$7,260	$4,642	$316	$626	$12,844
Loans balance at end of year:
Loans individually evaluated for impairment	$5,140	$10,088	$2,597	$570	$18,395
Loans collectively evaluated for impairment	174,165	348,230	25,088	92,401	639,884
Ending Balance	$179,305	$358,318	$27,685	$92,971	$658,279

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Credit Quality
The amounts of nonperforming assets and delinquencies that occur within our loan portfolio factors in our evaluation of the adequacy of the ALLL.
The following table provides a summary of the delinquency status of loans by portfolio type at December 31, 2013 and 2012:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater	Total Past Due	Current	Total Loans Outstanding	Loans >90 Days and Accruing
At December 31, 2013
Commercial loans	$—	$—	$2,192	$2,192	$224,258	$226,450	$—
Commercial real estate loans – owner-occupied	—	—	—	—	174,221	174,221	—
Commercial real estate loans – all other	—	—	2,117	2,117	175,767	177,884	—
Residential mortgage loans – multi-family	—	—	—	—	96,565	96,565	—
Residential mortgage loans – single family	748	—	—	748	74,912	75,660	—
Land development loans	—	—	—	—	18,458	18,458	—
Consumer loans	450	—	—	450	7,149	7,599	—
Total	$1,198	$—	$4,309	$5,507	$771,330	$776,837	$—
At December 31, 2012
Commercial loans	$1,321	$778	$4,295	$6,394	$164,398	$170,792	$—
Commercial real estate loans – owner-occupied	—	—	3,232	3,232	162,690	165,922	—
Commercial real estate loans – all other	—	—	2,599	2,599	147,590	150,189	—
Residential mortgage loans – multi-family	—	—	—	—	105,119	105,119	—
Residential mortgage loans – single family	259	378	359	996	86,267	87,263	—
Land development loans	—	—	314	314	23,704	24,018	—
Consumer loans	—	—	—	—	27,296	27,296	—
Total	$1,580	$1,156	$10,799	$13,535	$717,064	$730,599	$—
As the above table indicates, total past due loans decreased by $8.0 million, to $5.5 million at December 31, 2013 from $13.5 million at December 31, 2012. Loans past due 90 days or more decreased by $6.5 million, to $4.3 million at December 31, 2013, from $10.8 million at December 31, 2012, primarily due to the foreclosure and transfers of $5.6 million of real estate loans to OREO and $1.9 million in commercial loan charge offs during the year ended December 31, 2013.
Loans 30-89 days past due decreased by $1.5 million to $1.2 million at December 31, 2013 from $2.7 million at December 31, 2012, primarily due to two loans paying off an outstanding total balance of $1.1 million.
Generally, the accrual of interest on a loan is discontinued when principal or interest payments become more than 90 days past due, unless we believe that the loan is adequately collateralized and it is in the process of collection. There were no loans 90 days or more past due and still accruing interest at December 31, 2013 or December 31, 2012. In certain instances, when a loan is placed on non-accrual status, previously accrued but unpaid interest is reversed against current income. Subsequent collections of cash are applied as principal reductions when received, except when the ultimate collectability of principal is probable, in which case such payments are applied to accrued and unpaid interest, which is credited to income. Non-accrual loans may be restored to accrual status when principal and interest become current and full repayment becomes expected.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides information with respect to loans on nonaccrual status, by portfolio type, as of December 31, 2013 and 2012:

	December 31,
	2013	2012
	(Dollars in thousands)
Nonaccrual loans:
Commercial loans	$5,371	$6,846
Commercial real estate loans – owner occupied	1,773	3,232
Commercial real estate loans – all other	2,117	6,424
Residential mortgage loans – single family	1,874	839
Land development loans	391	314
Total	$11,526	$17,655
At December 31, 2013 nonaccrual loans totaled $11.5 million, down from $17.7 million at December 31, 2012, primarily due to (i) the restoration to accrual status of a $2.0 million commercial real estate loan as a result of a history of principal and interest payments in accordance with previously modified terms of the loan, (ii) the foreclosure of $5.6 million of nonperforming loans, comprised primarily of commercial real estate loans, and their resulting transfer to OREO, (iii) $5.5 million of impairment write-downs to nonperforming loans, and (iv) offset by $6.5 million of loans added to nonaccrual status.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 We classify our loan portfolio using internal credit quality ratings. The following table provides a summary of loans by portfolio type and our internal credit quality ratings as of December 31, 2013 and 2012, respectively.

	December 31,
(Dollars in thousands)	2013	2012	Increase (Decrease)
Pass:
Commercial loans	$212,938	$146,952	$65,986
Commercial real estate loans – owner occupied	167,947	162,689	5,258
Commercial real estate loans – all other	161,970	135,274	26,696
Residential mortgage loans – multi family	91,375	104,747	(13,372)
Residential mortgage loans – single family	73,786	84,237	(10,451)
Land development loans	10,047	12,461	(2,414)
Consumer loans	7,599	27,296	(19,697)
Total pass loans	$725,662	$673,656	$52,006
Special Mention:
Commercial loans	$52	$2,381	$(2,329)
Commercial real estate loans – all other	—	3,859	(3,859)
Residential mortgage loans – multi family	5,190	373	4,817
Residential mortgage loans – single family	—	990	(990)
Land development loans	—	8,201	(8,201)
Total special mention loans	$5,242	$15,804	$(10,562)
Substandard:
Commercial loans	$13,396	$21,347	$(7,951)
Commercial real estate loans – owner occupied	6,274	3,232	3,042
Commercial real estate loans – all other	15,914	11,057	4,857
Residential mortgage loans – single family	1,874	2,036	(162)
Land development loans	8,410	3,355	5,055
Total substandard loans	$45,868	$41,027	$4,841
Doubtful:
Commercial loans	$65	$112	$(47)
Total doubtful loans	$65	$112	$(47)
Total Outstanding Loans, gross:	$776,837	$730,599	$46,238

As the above table indicates, loans totaled approximately $776.8 million at December 31, 2013, an increase of $46.2 million from $730.6 million at December 31, 2012. The disaggregation of the loan portfolio by risk rating in the table above reflects the following changes that occurred between December 31, 2013 and December 31, 2012:

•
Loans rated "Pass" totaled $725.7 million, an increase of $52.0 million from $673.7 million at December 31, 2012. The increase was primarily attributable to new loan growth in commercial loans of $55.7 million and commercial real estate loans - all other of $27.7 million offset by the payoffs in consumer loans of $19.7 million and single family mortgages of $11.6 million.

•
Loans rated "Special Mention" totaled $5.2 million, a decrease of $10.6 million from $15.8 million at December 31, 2012. The decrease was primarily the result of the downgrade to "Substandard" of a $10.7 million loan relationship in current status, comprised of $9.5 million in commercial real estate loans-all other and a $1.1 million commercial loan, offset by net additions to "pass" grade.

•
Loans rated "Substandard" totaled $45.9 million, an increase of $4.8 million from $41.0 million at December 31, 2012. This increase was primarily the result of approximately $24.6 million in loans downgraded to "Substandard", partially offset by $6.3 million of loan charge-offs, the foreclosure and transfer to OREO of $5.6 million of real estate loans and principal payments of $7.7 million.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impaired Loans
A loan generally is classified as impaired and placed on nonaccrual status when, in our opinion, principal or interest is not likely to be collected in accordance with the contractual terms of the loan agreement. We measure for impairments on a loan-by-loan basis, using either the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral if the loan is collateral dependent.
The following table sets forth information regarding impaired loans, at December 31, 2013 and December 31, 2012:

	December 31,
(Dollars in thousands)	2013	2012
Impaired loans:
Nonaccruing loans	$5,590	$12,018
Nonaccruing restructured loans	5,936	5,637
Accruing restructured loans (1)	12,634	21,595
Accruing impaired loans	—	—
Total impaired loans	$24,160	$39,250
Impaired loans less than 90 days delinquent and included in total impaired loans	$21,968	$28,452

(1)	See "Troubled Debt Restructurings" below for a description of accruing restructured loans at December 31, 2013 and December 31, 2012.
The $15.1 million decrease in impaired loans to $24.2 million at December 31, 2013 from $39.3 million at December 31, 2012 was primarily attributable to the foreclosure and transfer to OREO of $5.6 million of nonaccrual loans, a $4.8 million note sale and $6.2 million in write downs to impaired loans. Accruing restructured loans were comprised of a number of loans performing in accordance with modified terms, which included lowering of interest rates, deferral of payments, or modifications to payment terms. Based on an internal analysis, using the current estimated fair values of the collateral or the discounted present values of the future estimated cash flows of the impaired loans, we concluded that, at December 31, 2013, no specific reserves were required on any impaired loans as all impaired loans were well secured and adequately collateralized.
The table below contains additional information with respect to impaired loans, by portfolio type, as of and for the years ended December 31, 2013, 2012 and 2011:

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance (1)	Average Recorded Investment	Interest Income Recognized
2013 Loans with no specific reserves established:
Commercial loans	$10,484	$13,908	$—	$8,691	$496
Commercial real estate loans – owner occupied	1,773	1,872	—	3,121	—
Commercial real estate loans – all other	6,678	6,711	—	12,119	188
Residential mortgage loans – multi-family	—	—	—	—	—
Residential mortgage loans – single family	4,834	5,263	—	1,716	187
Land development loans	391	409	—	302	12
Consumer loans	—	—	—	—	—
2013 Loans with specific reserves established:
Commercial loans	$—	$—	$—	$—	$—
Commercial real estate loans – owner occupied	—	—	—	—	—
Commercial real estate loans – all other	—	—	—	—	—
Residential mortgage loans – multi-family	—	—	—	—	—
Residential mortgage loans – single family	—	—	—	—	—
Land development loans	—	—	—	—	—
Consumer loans	—	—	—	—	—
2013 Total:
Commercial loans	$10,484	$13,908	$—	$8,691	$496
Commercial real estate loans – owner occupied	1,773	1,872	—	3,121	—
Commercial real estate loans – all other	6,678	6,711	—	12,119	188
Residential mortgage loans – multi-family	—	—	—	—	—
Residential mortgage loans – single family	4,834	5,263	—	1,716	187
Land development loans	391	409	—	302	12

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consumer loans	—	—	—	—	—
2012 Loans with no specific reserves established:
Commercial loans	$11,782	$12,770	$—	$7,733	$377
Commercial real estate loans – owner occupied	4,644	4,649	—	5,584	92
Commercial real estate loans – all other	17,274	17,317	—	10,893	703
Residential mortgage loans – multi-family	—	—	—	45	—
Residential mortgage loans – single family	839	1,033	—	1,050	41
Land development loans	314	318	—	424	33
Consumer loans	—	—	—	—	—
2012 Loans with specific reserves established:
Commercial loans	$4,398	$4,398	$2,428	$6,976	$221
Commercial real estate loans – owner occupied	—	—	—	—	—
Commercial real estate loans – all other	—	—	—	2,053	—
Residential mortgage loans – multi-family	—	—	—	—	—
Residential mortgage loans – single family	—	—	—	—	—
Land development loans	—	—	—	—	—
Consumer loans	—	—	—	—	—
2012 Total:
Commercial loans	$16,180	$17,168	$2,428	$14,709	$598
Commercial real estate loans – owner occupied	4,644	4,649	—	5,584	92
Commercial real estate loans – all other	17,274	17,317	—	12,946	703
Residential mortgage loans – multi-family	—	—	—	45	—
Residential mortgage loans – single family	839	1,033	—	1,050	41
Land development loans	314	318	—	424	33
Consumer loans	—	—	—	—	—
2011 Loans with no specific reserves established:
Commercial loans	$1,636	$2,361	$—	$1,395	$38
Commercial real estate loans – owner occupied	3,583	3,583	—	4,621	340
Commercial real estate loans – all other	96	96	—	3,420	3
Residential mortgage loans – multi-family	—	—	—	—	—
Residential mortgage loans – single family	570	581	—	790	15
Construction loans	2,047	2,215	—	621	—
Land development loans	550	554	—	632	11
Consumer loans	—	—	—	32	—
2011 Loans with specific reserves established:
Commercial loans	$3,503	$3,527	$1,648	$1,722	$203
Commercial real estate loans – owner occupied	2,016	2,016	659	3,015	48
Commercial real estate loans – all other	4,214	4,818	347	9,281	—
Residential mortgage loans – multi-family	180	180	129	45	14
Residential mortgage loans – single family	—	—	—	273	—
Construction loans	—	—	—	1,604	—
Land development loans	—	—	—	—	—
Consumer loans	—	—	—	—	—
2011 Total:
Commercial loans	$5,139	$5,888	$1,648	$3,117	$241
Commercial real estate loans – owner occupied	5,599	5,599	659	7,636	388
Commercial real estate loans – all other	4,310	4,914	347	12,701	3
Residential mortgage loans – multi-family	180	180	129	45	14
Residential mortgage loans – single family	570	581	—	1,063	15
Construction loans	2,047	2,215	—	2,225	—
Land development loans	550	554	—	632	11
Consumer loans	—	—	—	32	—

(1)
When the discounted cash flows, collateral value or market price equals or exceeds the recorded investment in the loan, then specific reserves are not required to be set aside for the loan within the ALLL. This typically occurs when the impaired loans have been partially charged-off and/or there have been interest payments received and applied to the balance of the principal outstanding.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2013 and December 31, 2012 there were $24.2 million and $34.9 million, respectively, of impaired loans for which no specific reserves had been allocated because these loans, in our judgment, were sufficiently collateralized. Of the impaired loans at December 31, 2013 for which no specific reserves were allocated, $19.5 million had been deemed impaired in the prior year.
We had average investments in impaired loans of $25.9 million and $34.8 million during the years ended December 31, 2013 and December 31, 2012, respectively. The interest that would have been earned had the impaired loans remained current in accordance with their original terms was $0.5 million in 2013 and $1.5 million in 2012.
Troubled Debt Restructurings
Pursuant to the FASB's ASU No. 2011-2, A Creditor's Determination of whether a Restructuring is a Troubled Debt Restructuring ("ASU No. 2011-02"), the Bank's TDRs totaled $18.6 million and $27.2 million at December 31, 2013 and December 31, 2012, respectively. TDRs consist of loans to which modifications have been made for the purpose of alleviating temporary impairments of the borrowers' financial condition and cash flows. Those modifications have come in the forms of changes in amortization terms, reductions in interest rates, interest only payments and, in limited cases, concessions to outstanding loan balances. The modifications are made as part of workout plans we enter into with the borrower that are designed to provide a bridge for the borrowers' cash flow shortfalls in the near term. If a borrower works through the near term issues, then in most cases, the original contractual terms of the borrowers' loan will be reinstated.
Of the $18.6 million of TDRs outstanding at December 31, 2013, $12.6 million were performing in accordance with their terms and accruing interest; and $5.9 million were not. Our impairment analysis determined no specific reserves were required after charging off $2.6 million of non-performing commercial loans in 2013.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2013
(Dollars in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	End of Period Balance
Performing
Commercial loans	2	$5,113	$5,113	$5,113
Commercial real estate – all other	4	7,980	7,538	4,560
Residential mortgage loans – single family	1	3,046	3,046	2,961
	7	16,139	15,697	12,634
Nonperforming
Commercial loans	8	7,653	7,571	3,723
Commercial real estate – owner occupied	1	1,872	1,867	1,773
Residential mortgage loans – single family	1	171	64	49
Land development loans	1	439	439	391
	11	10,135	9,941	5,936
Total Troubled Debt Restructurings	18	$26,274	$25,638	$18,570
	December 31, 2012
	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	End of Period Balance
Performing
Commercial loans	4	$9,754	$9,754	$9,334
Commercial real estate – all other	4	10,897	10,897	10,849
Land development loans	1	1,429	1,429	1,412
	9	22,080	22,080	21,595
Nonperforming
Commercial loans	3	1,943	1,855	1,753
Commercial real estate – all other	2	6,814	6,685	3,825
Residential mortgage loans – single family	1	171	64	59
	6	8,928	8,604	5,637
Total troubled debt restructurings	15	$31,008	$30,684	$27,232
	December 31, 2011
	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	End of Period Balance
Nonperforming
Commercial real estate – all other	1	$4,942	4,818	$4,214
Total troubled debt restructurings	1	$4,942	4,818	$4,214
As of December 31, 2013, TDRs totaled $18.6 million as compared to $27.2 million at December 31, 2012. The decline in TDRs was primarily the result of writing down a commercial loan relationship for $2.6 million, a pay-off on a land development loan of $1.4 million and a note sale of $4.8 million on a commercial real estate loan.
During the years ended December 31, 2013, 2012 and 2011, we had no TDRs that were modified within the preceding 12-month period which subsequently defaulted.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Premises and Equipment
The major classes of premises and equipment are as follows:

(Dollars in thousands)	December 31,
	2013	2012
Furniture and equipment	$7,740	$7,404
Leasehold improvements	1,845	1,716
	9,585	9,120
Accumulated depreciation and amortization	(8,518)	(8,171)
Total	$1,067	$949
The amount of depreciation and amortization included in operating expense was $400,000, $381,000 and $418,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

8. Deposits
Interest Income
At December 31, 2013, we had $93.5 million in interest bearing deposits at other financial institutions, as compared to $116.0 million at December 31, 2012. The weighted average percentage yields on these deposits for each of the years ended December 31, 2013 and December 31, 2012 was 0.25%. Interest bearing deposits with financial institutions can be withdrawn on demand and are considered cash equivalents for purposes of the consolidated statements of cash flows.
At each of December 31, 2013 and December 31, 2012, we had $2.4 million of interest-bearing time deposits at other financial institutions, which were scheduled to mature within one year or had no stated maturity date. The weighted average percentage yields on these deposits were 0.12% and 0.15% for the years ended December 31, 2013 and December 31, 2012, respectively.
Interest Expense
The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2013 and 2012 was $328 million and $407 million, respectively.
The scheduled maturities of time certificates of deposit at December 31, 2013 were as follows:

(Dollars in thousands)	At December 31, 2013
2014	$322,235
2015	50,269
2016	5,125
2017	732
2018 and beyond	308
Total	$378,669

9. Borrowings and Contractual Obligations
At December 31, 2013 and 2012, our borrowings and contractual obligations consisted of the following:

	December 31,
(Dollars in thousands)	2013	2012
FHLB advances—short-term	$30,500	$20,000
FHLB advances—long-term	39,500	35,000
	$70,000	$55,000

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below sets forth the amounts of, the interest rates we pay on, and the maturity dates of these FHLB borrowings. These borrowings had a weighted-average annualized interest rate of 0.64% for the year ended December 31, 2013.

Principal Amounts	Interest Rate	Maturity Dates	Principal Amounts	Interest Rate	Maturity Dates
(Dollars in thousands)
$7,500	0.49%	March 3, 2014	$5,000	0.76%	March 30, 2015
5,000	0.56%	March 26, 2014	10,000	0.61%	August 31, 2015
5,000	0.48%	April 14, 2014	5,000	0.61%	September 18, 2015
5,000	0.48%	May 6, 2014	5,000	0.57%	September 30, 2015
3,000	0.64%	September 26, 2014	5,000	1.08%	September 19, 2016
5,000	0.35%	October 9, 2014	5,000	0.96%	September 30, 2016
4,500	0.78%	March 26, 2015

At December 31, 2013, U.S. Agency and Mortgage Backed securities, U.S. Government agency securities, collateralized mortgage obligations with an aggregate fair market value of $1.8 million, and $389.5 million of residential mortgage and other real estate secured loans were pledged to secure these FHLB borrowings, repurchase agreements, local agency deposits, and treasury, tax and loan accounts.
As of December 31, 2013, we had unused borrowing capacity of $127 million with the FHLB. The highest amount of borrowings outstanding at any month-end during the year ended December 31, 2013 was $85 million.
As of December 31, 2012, we had $20.0 million of outstanding short-term borrowings and $35.0 million of outstanding long-term borrowings that we had obtained from the FHLB. These borrowings had a weighted-average annualized interest rate of 0.82% for the year ended December 31, 2012.
As of December 31, 2012 we had unused borrowing capacity of $58 million with the FHLB. The highest amount of borrowings outstanding at any month-end during the year ended December 31, 2012 was $69 million.
These FHLB borrowings were obtained in accordance with the Company’s asset/liability management objective to reduce the Company’s exposure to interest rate fluctuations and increase our contingent funding.
Junior Subordinated Debentures. We formed two grantor trusts to sell and issue to institutional investors floating junior trust preferred securities ("trust preferred securities"). The net proceeds from the sales of the trust preferred securities was used in exchange for our issuance to the grantor trusts for the principal amount of our junior subordinated floating rate debentures (the "Debentures"). The payment terms of the Debentures are used by the grantor trusts to make the payments that come due to the holders of the trust preferred securities pursuant to the terms of those securities. The Debentures also were pledged by the grantor trusts as security for the payment obligations of the grantor trusts under the trust preferred securities.
Set forth below are the respective principal amounts, and certain other information regarding the terms of the Debentures that remained outstanding as of December 31, 2013 and 2012:

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
Since July 2009 we have been required to obtain the prior approval of FRBSF to make interest payments on the Debentures. During the year ended December 31, 2013, we were unable to obtain regulatory approvals to pay, and it became necessary for us to defer, quarterly interest payments on the Debentures. We cannot predict when the FRBSF will approve our resumption of such

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

interest payments and until such approval can be obtained it will be necessary for us to continue deferring interest payments on the Debentures. Since we have the right, under the terms of the Debentures, to defer interest payments for up to twenty (20) consecutive quarters, the deferrals of interest payments to date have not constituted, and any future deferrals of interest payments through January 2015 will not constitute, a default under or with respect to the Debentures. However, if by that date we have not been able to obtain regulatory approval to pay all of the deferred interest payments, we would then be in default under the Debentures, in which case the entire $17.5 million principal amount of, and accrued and unpaid interest on, the Debentures could be declared immediately due and payable.
Under the Federal Reserve Board rulings, the borrowings evidenced by the Debentures, which are subordinated to all of our other borrowings that are outstanding or which we may obtain in the future, are eligible (subject to certain dollar limitations) to qualify and, at December 31, 2013 and 2012, $16.8 million of those Debentures qualified as Tier I capital, for regulatory purposes.

10. Loan and other Banking Transactions with Board of Directors
In the ordinary course of our business, we conduct banking transactions with and make loans to and enter into loan commitments with members of our Board of Directors and certain of the businesses with which they are affiliated or associated. All such loans and loan commitments were made in accordance with applicable laws and government regulations and on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with persons of similar creditworthiness that are not affiliated with us and, when made, did not present any undue risk of collectibility.
The following is a summary of loan transactions with members of the Board of Directors and certain of their affiliates and associates:

	Year Ended December 31,
(Dollars in thousands)	2013(1)	2012(1)
Beginning balance	$4,765	$6,100
New loans granted	1,961	4,288
Principal repayments	(4,797)	(5,623)
Transfers out(2)	(1,276)	—
Ending balance	$653	$4,765

(1)	Includes loans made to executive officers who are not also directors totaling $44,000 and $53,000 in 2013 and 2012, respectively.

(2)	Related to loans that no longer meet the qualifications of a related party.
Deposits maintained by members of the Board of Directors and executive officers at the Bank totaled $0.3 million and $1.1 million at December 31, 2013 and 2012, respectively.

11. Income Taxes
The components of income tax expense (benefit) from continuing operations consisted of the following for the years ended December 31:

(Dollars in thousands)	2013	2012	2011
Current taxes:
Federal	$957	$360	$103
State	289	286	627
Total current taxes	1,246	646	730
Deferred taxes:
Federal	3,150	(2,709)	(5,277)
State	1,214	(4,857)	(1,878)
Total deferred taxes	4,364	(7,566)	(7,155)
Total income tax expense (benefit)	$5,610	$(6,920)	$(6,425)

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The reasons for the differences between the statutory federal income tax rates and our effective tax rates are summarized in the following table:

	Year Ended December 31,
	2013	2012	2011
Federal income tax based on statutory rate	34.0%	34.0%	34.0%
State franchise tax net of federal income tax benefit	7.0	6.6	6.9
Permanent differences	(0.6)	(1.6)	(1.5)
Other	0.2	2.0	—
Valuation allowance	(100.8)	120.6	(160.8)
Total income tax expense	(60.2)%	161.6%	(121.4)%
At December 31, 2013, we have a net deferred tax asset of $7.6 million, as compared with $11.7 million at December 31, 2012. Adjustments to our deferred tax valuation allowance could be required in the future if we were to conclude, on the basis of our assessment of the realizability of the deferred tax asset, that the amount of that asset which is more likely, than not, to be available to offset or reduce future taxes has decreased. Any such decrease could result in an increase in our provision for income taxes or reductions to our income tax benefits. The components of our net deferred tax asset are as follows at:

(Dollars in thousands)	December 31,
	2013	2012
Deferred tax asset:
Allowance for loan and lease losses	$4,770	$4,575
Other than temporary impairment on securities	78	301
State taxes	1	1
Deferred loan origination costs	22	195
Deferred compensation	1,216	1,239
Litigation reserve	—	644
Other accrued expenses	3,526	2,964
Charitable contributions	141	156
Reserve for unfunded commitments	93	75
Tax credits	125	44
Net operating loss carry forward	9,397	2,259
Stock based compensation	780	654
Depreciation and amortization	199	64
Unrealized losses on securities and deferred compensation	1,506	633
Total deferred tax assets	21,854	13,804
Deferred tax liabilities:
Mortgage servicing rights	(1,811)	(2,086)
Total deferred tax liabilities	(1,811)	(2,086)
Valuation allowance	(12,490)	—
Total net deferred tax asset	$7,553	$11,718
We conducted an assessment of the realizability of our deferred tax asset during the year ended December 31, 2010. Based on that assessment and due, in part, to continued weakness in the economy and financial markets, we concluded that it had become more likely than not that we would be unable to utilize our remaining tax benefits comprising our deferred tax asset prior to their expiration. Therefore, we recorded a valuation allowance against our net deferred tax asset.
In 2011, due to a strengthening of economic conditions, an improvement in the quality of our loan portfolio, as reflected in declines in loan losses and loan delinquencies, and the earnings we were generating from operations, we determined that it had become more likely than not that we would be able to use approximately $7.0 million of the income tax benefits comprising our deferred tax asset to offset or reduce taxes in future years. As a result we reduced, by a corresponding amount, the valuation allowance that we had previously established against our deferred tax asset which resulted in the recognition of a non-cash income tax benefit for 2011 in the amount of $6.4 million.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Due primarily to a continued strengthening of economic conditions and increases in our earnings, in 2012, we determined that it had become more likely than not that we would be able to use approximately $13.8 million of the income tax benefits comprising our deferred tax asset to offset or reduce taxes in future years. As a result we further reduced the valuation allowance that we had previously established against our deferred tax asset, which resulted in the recognition of a non-cash income tax benefit in 2012 in the amount of $6.9 million.
In 2013, we reestablished a $12.5 million valuation allowance against a substantial portion of our net deferred tax assets where we determined that there was significant negative evidence with respect to our ability to realize such assets. Negative evidence we considered in making this determination included the history of operating losses and uncertainty regarding the realization of a portion of the deferred tax assets at future points in time. As a result, we increased the valuation allowance against our deferred tax asset, which resulted in the recognition of a non-cash income tax charge in the amount of $5.6 million.
We file income tax returns with the U.S. federal government and the state of California. As of December 31, 2013, we were subject to examination by the Internal Revenue Service with respect to our U.S. federal tax returns for the 2010 to 2012 tax years and Franchise Tax Board for California state income tax returns for the 2009 to 2012 tax years. We do not believe there will be any material adverse changes in our unrecognized tax benefits over the next 12 months. Net operating losses (“NOLs”) on U.S. federal income tax returns may be carried back 5 years and forward 20 years. We filed an amended prior year U.S. federal tax return for the tax year 2010 to carryback the U.S. federal NOLs for 5 years. NOLs on our California state income tax returns for tax years 2009 and 2010 may be carried forward 20 years. However, the state of California has suspended net operating carryover deductions for 2008 through 2011, although corporate taxpayers were permitted to compute and carryover their NOLs during that suspension period. Beginning in 2011, California taxpayers became entitled to carryback losses for two years and carryforward losses for 20 years. While no assurance can be given, we expect that we will generate taxable income in future years to use the California NOL generated in prior years.
Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of tax expense. We did not have any accrued interest or penalties associated with any unrecognized tax benefits, and no interest expense was recognized during the years ended 2013 and 2012.

12. Stock-Based Employee Compensation Plans
In May 2010, our shareholders approved the adoption of our 2010 Equity Incentive Plan (the “2010 Incentive Plan”), which authorized and set aside a total of 400,000 shares of our common stock for issuance on the exercise of stock options or the grant of restricted stock or other equity incentives to our officers, and other key employees and directors. An additional 158,211 shares of common stock were also set aside which was equal to the total of the shares that were available for the grant of equity incentives under our shareholder-approved 2008 and 2004 Equity Incentive Plans (the "Previously Approved Plans") at the time of the adoption of the 2010 Incentive Plan. Options to purchase a total of 1,029,804 shares of our common stock granted under the Previously Approved Plans were outstanding at December 31, 2013. The 2010 Incentive Plan provides that if any of the these outstanding options under the Previously Approved Plans expire or are terminated for any reason, then the number of shares that would become available for grants or awards of equity incentives under the 2010 Incentive Plan would be increased by an equivalent number of shares. At the Annual Shareholders meeting held in May 2013, our shareholders approved an additional 800,000 share increase in the maximum number of shares of our common stock that may be issued pursuant to grants or exercises of options or restricted shares or other equity incentives under the 2010 Incentive Plan. As a result, as of December 31, 2013, the maximum number of shares that were available for the grant of options or other equity incentives under the 2010 Incentive Plan totaled 2,388,015, or approximately 12% of the shares of our common stock then outstanding.
A stock option entitles the recipient to purchase shares of our common stock at a price per share that may not be less than 100% of the fair market value of the Company’s shares on the date the option is granted. Restricted shares may be granted at such purchase prices and on such other terms, including restrictions and Company repurchase or reacquisition rights, as are fixed by the Compensation Committee at the time rights to purchase such restricted shares are granted. Stock Appreciation Rights ("SARs") entitle the recipient to receive a cash payment in an amount equal to the difference between the fair market value of the Company’s shares on the date of vesting and a “base price” (which, in most cases, will be equal to fair market value of the Company’s shares on the date the SAR is granted), subject to the right of the Company to make such payment in shares of its common stock at their then fair market value. Options, restricted shares and SARs may vest immediately or in installments over various periods generally ranging up to five years, subject to the recipient’s continued employment or service or the achievement of specified performance goals, as determined by the Compensation Committee at the time it grants or awards the options, the restricted shares or the SARs. Stock options and SARs may be granted for terms of up to 10 years after the date of grant, but will terminate sooner upon or shortly after a termination of service occurring prior to the expiration of the term of the option or SAR. The Company will become entitled to repurchase any unvested restricted shares, at the same price that was paid for the shares by the recipient, or to cancel those

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

shares in the event of a termination of employment or service of the holder of such shares or if any performance goals specified in the award are not satisfied. To date, the Company has not granted any SARs.
Under FASB ASC 718-10, we are required to recognize, in our financial statements, the fair value of the options or any restricted shares that we grant as compensation cost over their respective service periods. The fair values of the options that were outstanding at December 31, 2013 under the 2010 Incentive Plan were estimated as of their respective dates of grant using the Black-Scholes option-pricing model. The Company on September 3, 2013 under the 2010 Incentive Plan granted restricted stock for the benefit of its employees. These restricted shares vest over a period of three years. The recipients of restricted shares have the right to vote all shares subject to such grant and receive all dividends with respect to such shares whether or not the shares have vested. The recipients do not pay any cash consideration for the shares.
Stock Options
The table below summarizes the weighted average assumptions used to determine the fair values of the options granted during the following periods:

	Year Ended December 31,
Assumptions with respect to:	2013	2012	2011
Expected volatility	44%	47%	41%
Risk-free interest rate	1.72%	0.90%	2.34%
Expected dividends	1.00%	0.57%	0.26%
Expected term (years)	3.1 - 7.4	4.2-7.6	6.5-8.2
Weighted average fair value of options granted during period	$2.56	$2.48	$1.84
The following table summarizes the stock option activity under the Company’s equity incentive plans during the years ended December 31, 2013, 2012 and 2011, respectively.

	Number of Shares	Weighted- Average Exercise Price Per Share	Number of Shares	Weighted- Average Exercise Price Per Share	Number of Shares	Weighted- Average Exercise Price Per Share
	2013		2012		2011
Outstanding – January 1,	1,566,965	$6.90	1,153,741	$7.39	1,177,642	$7.57
Granted	632,000	6.15	614,500	5.43	80,500	4.09
Exercised	(94,244)	3.23	(22,096)	3.40	—	—
Forfeited/Canceled	(283,721)	6.66	(179,180)	5.47	(104,401)	6.87
Outstanding – December 31,	1,821,000	6.88	1,566,965	6.90	1,153,741	7.39
Options Exercisable – December 31,	1,035,434	$7.50	931,259	$8.07	801,692	$9.05
Options to purchase 94,244 and 22,096 shares of our common stock were exercised during the years ended December 31, 2013 and 2012, respectively. There were no options exercised during the year ended December 31, 2011. The fair values of options vested during the years ended December 31, 2013, 2012 and 2011 were $0.6 million, $0.4 million and $0.3 million, respectively.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides additional information regarding the vested and unvested options that were outstanding at December 31, 2013.

Options Outstanding as of December 31, 2013					Options Exercisable as of December 31, 2013(1)
	Vested	Unvested	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Shares	Weighted Average Exercise Price
$2.97 – $5.99	547,683	138,917	$4.16	7.25	547,683	$4.01
$6.00 – $9.99	97,351	646,649	6.37	9.31	97,351	6.62
$10.00 – $12.99	264,100	—	11.21	0.13	264,100	11.21
$13.00 – $17.99	106,800	—	15.13	1.49	106,800	15.13
$18.00 – $18.84	19,500	—	18.06	2.09	19,500	18.06
	1,035,434	785,566	$6.88	6.67	1,035,434	$7.50

(1)	The weighted average remaining contractual life of the options that were exercisable as of December 31, 2013 was 4.71 years.
The aggregate intrinsic values of options that were outstanding and exercisable under the 2010 Incentive Plan at December 31, 2013 and 2012 was $1.2 million, respectively.

A summary of the status of the unvested options outstanding as of December 31, 2013, and changes in the weighted average grant date fair values of the unvested options during the year ended December 31, 2013, are set forth in the following table.

	Number of Shares Subject to Options	Weighted Average Grant Date Fair Value
Unvested at December 31, 2012	635,706	$2.30
Granted	632,000	2.56
Vested	(290,766)	2.06
Forfeited/Cancelled	(191,374)	2.38
Unvested at December 31, 2013	785,566	2.57
The aggregate amounts of stock based compensation expense recognized in our consolidated statements of operations for the years ended December 31, 2013, 2012 and 2011 were $0.8 million, $0.5 million and $0.3 million respectively, in each case net of taxes. At December 31, 2013, the weighted average period over which nonvested awards were expected to be recognized was 1.34 years.
Restricted Stock
We issued 141,284 shares of restricted stock under the 2010 Incentive Plan during the year ended December 31, 2013, at a price of $6.23 that vest on an annual prorated basis over the next three years. The following table summarizes the activity related to restricted stock granted, vested and forfeited under our equity incentive plans during the year ended December 31, 2013.

	Number of Shares	Average Grant Date Fair Value
Outstanding at January 1, 2013	—	—
Granted	141,284	$6.23
Vested	—	—
Forfeited	—	—
Outstanding at December 31, 2013	141,284	$6.23

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Compensation Expense
We expect that the compensation expense that will be recognized during the periods presented below in respect of stock options and restricted stock outstanding at December 31, 2013, will be as follows:

	Estimated Stock Based Compensation Expense Stock Options	Estimated Stock Based Compensation Expense Restricted Stock	Estimated Stock Based Compensation Expense Total
(Dollars in thousands)
For the years ending December 31,
2014	$772	$269	$1,041
2015	530	269	799
2016	250	212	462
2017	20	—	20
2018 and beyond	6	—	6
	$1,578	$750	$2,328

13. Employee Benefit Plans
The Company has a 401(k) plan that covers substantially all full-time employees. That plan permits voluntary contributions by employees, a portion of which are sometimes matched by the Company. The Company’s expenses relating to its contributions to the 401(k) plan for the years ended December 31, 2013, 2012 and 2011 were $324,000, $297,000, and $19,000, respectively.
In January 2001 the Company established an unfunded Supplemental Retirement Plan (“SERP”) for our former CEO, Raymond E. Dellerba, who retired from that position in April 2013. The SERP was amended and restated in April 2006 to comply with the requirements of new Section 409A of Internal Revenue Code. The SERP provides that, subject to meeting certain vesting requirements described below, upon reaching age 65, Mr. Dellerba will become entitled to receive 180 equal successive monthly retirement payments, each in an amount equal to 60% of his average monthly base salary during the three years immediately preceding his reaching 65 years old (the “Monthly SERP Benefit”). Mr. Dellerba reached the age of 65 in January 2013 and, as a result, a monthly benefit payment under the SERP to Mr. Dellerba commenced on February 1, 2013.
The Company follows FASB ASC 715-30-35, which requires us to recognize in our balance sheet the funded status of any post-retirement plans that we maintain and to recognize, in other comprehensive income, changes in funded status of any such plans in any year in which changes occur.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The changes in the projected benefit obligations under the SERP during 2013, 2012 and 2011, its funded status at December 31, 2013, 2012 and 2011, and the amounts recognized in our consolidated statements of financial condition at each of those dates were as follows:

	At December 31,
(Dollars in thousands)	2013	2012	2011
Change in benefit obligation:
Benefit obligation at beginning of period	$3,042	$2,641	$2,315
Service cost	18	208	200
Interest cost	175	166	148
Actuarial loss/(gain)	—	27	(22)
(Benefits paid)	(281)	—	—
Benefit obligation at end of period	$2,954	$3,042	$2,641
Funded status:
Amounts recognized in the Statement of Financial Condition
Unfunded accrued SERP liability—current	$(299)	$—	$—
Unfunded accrued SERP liability—noncurrent	(2,655)	(3,042)	(2,641)
Total unfunded accrued SERP liability	$(2,954)	$(3,042)	$(2,641)
Net amount recognized in accumulated other comprehensive income
Prior service cost/(benefit)	$—	$1	$16
Net actuarial loss/(gain)	—	29	(51)
Total net amount recognized in accumulated other comprehensive income	$—	$30	$(35)
Accumulated benefit obligation	$2,954	$2,975	$2,606
Components of net periodic SERP cost year to date:
Service cost	$18	$208	$200
Interest cost	175	166	148
Amortization of prior service cost/(benefit)	1	15	15
Amortization of net actuarial loss/(gain)	30	(53)	(6)
Net periodic SERP cost	$224	$336	$357
Recognized in other comprehensive income year to date:
Prior service cost/(benefit)
Net actuarial loss/(gain)	—	27	(22)
Amortization of prior service cost/(benefit)	(1)	(15)	(15)
Amortization of net actuarial loss/(gain)	(30)	53	6
Total recognized year to date in other comprehensive (loss) income	$(31)	$65	$(31)
Assumptions as of December 31:
Assumed discount rate	6.00%	6.00%	6.00%
Rate of compensation increase	—%	4.00%	4.00%
As of December 31, 2013, $1.5 million benefits are expected to be paid in the next five years and a total of $1.8 million of benefits are expected to be paid from year 2019 to year 2024. In 2014, $306,750 is expected to be recognized in net periodic benefit cost.

14. Earnings Per Share (“EPS”)
Basic EPS excludes dilution and is computed by dividing net income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock that would then share in our earnings.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table shows how we computed basic and diluted EPS for the years ended December 31, 2013, 2012 and 2011.

(In thousands, except per share data)	For the Year Ended December 31,
	2013	2012	2011
Numerator:
Net (loss) income from continuing operations	$(14,934)	$2,639	$11,717
Accumulated declared dividends on preferred stock	(538)	(941)	—
Accumulated undeclared dividends on preferred stock	(544)	(17)	(440)
Numerator for basic and diluted net (loss) income from continuing operations	(16,016)	1,681	11,277
Net (loss) income from discontinued operations	(7,282)	7,015	(85)
Numerator for basic and diluted net (loss) income available to common shareholders	$(23,298)	$8,696	$11,192
Denominator:
Basic weighted average outstanding shares of common stock	18,241	15,386	11,361
Dilutive effect of employee stock options and warrants	—	2,289	10
Diluted weighted average common stock and common stock equivalents	18,241	17,675	11,372
Basic (loss) income per common share:
Net (loss) income from continuing operations	$(0.88)	$0.11	$0.99
Net (loss) income from discontinued operations	$(0.40)	$0.46	$—
Net (loss) income available to common shareholders	$(1.28)	$0.57	$0.99
Diluted (loss) income per common share:
Net (loss) income from continuing operations(1)	$(0.88)	$0.15	$0.99
Net (loss) income from discontinued operations	$(0.40)	$0.40	$(0.01)
Net (loss) income available to common shareholders(1)	$(1.28)	$0.55	$0.98

(1)
For the year ended December 31, 2012, when computing the dilutive effect of convertible securities, the numerator is adjusted to add back the preferred dividends. The benefit received from the add back of the preferred dividends is shown in continuing operations resulting in higher diluted net income per share than basic net income per share; however, inclusion of the add back of the preferred dividends is not anti-dilutive to total net income available to common shareholders.

The shares that have an antidilutive effect in the calculation of diluted net loss per share and have been excluded from the computations above were as follows:

	For the Year Ended December 31,
	2013	2012	2011
Stock options(1)(2)	1,821,000	992,343	984,619
Shares subject to stock purchase warrants(3)	761,278	761,278	—

(1)	Stock options were excluded from the computation of diluted earnings per common share for the years ended December 31, 2012 and 2011 because the options were "out-of-the-money."

(2)	Stock options were excluded from the computation of diluted earnings per common share for the year ended December 31, 2013 as we reported a net loss from continuing operations.

(3)
Stock purchase warrants were excluded from the computation of diluted earnings per common share for the years ended December 31, 2013 and 2012 because the exercisability of those warrants is conditioned on the happening of certain future events.

15. Shareholders’ Equity
Common Stock
As previously reported, in order to provide additional capital for our business and maintain capital at levels well in excess of regulatory capital requirements, in April 2012 we consummated the sale to Carpenter Community Bancfund L.P. and Carpenter Community Bancfund-A, L.P. (collectively, the “Carpenter Funds”) of a total of 4,201,278 shares of our common stock, at a purchase price of $6.26 per share in cash, generating net proceeds of approximately $24.6 million, of which we contributed $15 million as additional capital to the Bank.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In March 2013, we sold an additional 2,222,222 shares of our common stock, at a purchase price of $6.75 per shares in cash, to the Carpenter Funds for approximately $15.0 million. The purchase price of $6.75 per share of common stock was equal to our tangible book value per share of common stock as of December 31, 2012 and represented a 15% premium over the closing price of our shares on the last trading day immediately preceding the date the sale was consummated. The proceeds from the sale of those shares were contributed by us to capitalize a new wholly-owned asset management subsidiary, which has used those proceeds to fund the purchase of $15.8 million of non-performing loans and foreclosed properties from the Bank.
Preferred Stock
During the year ended December 31, 2011, we completed a sale of a total of 112,000 shares of a newly created Series B Convertible 8.4% Noncumulative Preferred Stock (the “Series B Shares”), at a price of $100.00 per share in cash, in a private placement to SBAV, LP (“SBAV”), which purchased 75,000 Series B Shares, and to the Carpenter Funds, which purchased a total of 37,000 Series B Shares. We then contributed the net proceeds from the sale of those Series B Shares, totaling $11.2 million, to the Bank to enable it to increase the ratio of its adjusted tangible shareholders’ equity to its tangible assets above 9% and thereby meet the capital requirement under the former CDBO Order.

The Series B Shares are convertible, at the option of the holders of those shares, at any time and from time to time, into shares of our common stock (“Conversion Shares”) at a conversion price of $5.32 per common share. Dividends on the Series B Shares are payable in cash at a rate of 8.4% per annum if, as and when declared by the Board of Directors. If, however, due to legal or regulatory restrictions, we are unable to pay cash dividends on the Series B Preferred Stock for two semi-annual dividend periods, then we are required to pay such dividends in shares of a newly created separate series of preferred stock, designated as the our Series C 8.4% Noncumulative Preferred Stock (the “Series C Shares”). During the years ended December 31, 2013 and 2012, we issued 5,382 and 12,803, respectively, Series C Shares in lieu of accumulated declared and undeclared dividends on the Series B Shares.
Warrants
In connection with the sale of the common stock to the Carpenter Funds in 2012, we granted warrants to SBAV and the Carpenter Funds. FASB ASC 815-10-15 provides a scope exception for contracts such as warrants (that otherwise meet the definition of a derivative) issued by an entity that are both (i) indexed to its own stock and (ii) classified in stockholders’ equity. When this exception is satisfied, the financial instrument need not be recognized at fair value or (as applicable) separately accounted for as a liability. Rather, the warrants are accounted for by the issuer within stockholders’ equity. Our warrants are indexed to our own stock as they are not subject to price protection or contain a contingency which is not based on an observable market or index, and can be settled in available registered shares. The terms of the warrants issuance are listed below:

	Shares of Common Stock eligible for purchase(1)	Exercise Price of Warrants	Gross Proceeds from Sale of Warrants
SBAV	352,444	$6.26	$44,055
Carpenter Funds	408,834	$6.26	$51,105

(1)	The warrants are contingent and only exercisable to the extent that we complete an acquisition prior to April 23, 2016 of a bank with assets of at least $250 million.
We also entered into an agreement with SBAV and the Carpenter Funds which granted to SBAV and each of the Carpenter Funds the right to purchase (subject to certain exceptions) a pro-rata portion of any additional equity securities which the Company may sell during the succeeding 4 years, in order to enable each of them to maintain its percentage ownership interest in the Company.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accumulated Other Comprehensive Income, net
Accumulated other comprehensive income, net as of December 31, 2013, 2012 and 2011 was as follows:

	Unrealized Gain (Loss) on Securities Available-for-Sale, net of tax	Unrealized Gain (Loss) on Supplemental Executive Plan Expense, net	Accumulated Other Comprehensive Income, Net
	(Dollars in thousands)
Beginning balance as of January 1, 2011	$(4,748)	$4	$(4,744)
Other comprehensive income before reclassifications (1)	2,906	40	2,946
Amounts reclassified from accumulated other comprehensive income (1)(5)	(236)	(9)	(245)
Other comprehensive income (1)	2,670	31	2,701
Ending balance as of December 31, 2011 (1)	$(2,078)	$35	$(2,043)
Other comprehensive income (loss) before reclassifications, net of tax provision of $1,913 thousand (2)	2,737	(27)	2,710
Amounts reclassified from accumulated other comprehensive income, net of tax provision of $842 thousand and tax benefit of $10 thousand, respectively (3)	(1,204)	(28)	(1,232)
Other comprehensive income (loss), net of tax provision of $1,043 thousand and tax benefit $10 thousand, respectively	1,533	(55)	1,478
Ending balance as of December 31, 2012	$(545)	$(20)	$(565)
Other comprehensive income before reclassifications, net of tax benefit of $1,141 thousand (2)	(1,635)	—	(1,635)
Amounts reclassified from accumulated other comprehensive income, net of tax provision of $18 thousand and tax provision of $10 thousand, respectively (4)	26	20	46
Other comprehensive (loss) income, net of tax benefit of $1,123 thousand and tax expense $10 thousand, respectively	(1,609)	20	(1,589)
Ending balance as of December 31, 2013	$(2,154)	$—	$(2,154)

(1)	No tax impact.

(2)	Tax impact included in Deferred tax assets.

(3)
Gross amounts related to Unrealized Gain (Loss) on Securities Available-for-Sale, net of tax are included in Net gains on sale of securities available for sale and Net impairment loss recognized in earnings. Gross amounts related to Unrealized Gain (Loss) on Supplemental Executive Plan Expense, net are included in Salaries and employee benefits. Related tax impact amounts are included in Income tax provision (benefit).

(4)
Gross amounts related to Unrealized Gain (Loss) on Securities Available-for-Sale, net of tax are included in Net gains on sale of securities available for sale. Gross amounts related to Unrealized Gain (Loss) on Supplemental Executive Plan Expense, net are included in Salaries and employee benefits. Related tax impact amounts are included in Income tax provision (benefit).

(5)
Gross amounts related to Unrealized Gain (Loss) on Securities Available-for-Sale, net of tax are included in Net gains on sale of securities available for sale and Net impairment loss recognized in earnings. Gross amounts related to Unrealized Gain (Loss) on Supplemental Executive Plan Expense, net are included in Salaries and employee benefits.

Dividends
Payment of Cash Dividends by the Company. California laws place restrictions on the ability of California corporations to pay cash dividends on preferred or common stock. Subject to certain limited exceptions, a California corporation may pay cash dividends only to the extent of (i) the amount of its retained earnings or (ii) the amount by which the fair value of the corporation’s assets exceeds its liabilities. However, as described in Note 3, the FRBSF Written Agreement prohibits the Company from paying any cash dividends to any of its preferred or common shareholders without the prior approval of the FRBSF. Moreover, as discussed in Note 9, we have had to defer interest payments on our Debentures as a result of restrictions contained in the FRBSF Agreement. Under the terms of those debentures, we may not pay cash dividends on our common stock or preferred stock unless and until we have paid all of the deferred interest in full and thereafter make interest payments on the debentures as and when they become due. We cannot predict when we might be able to obtain FRBSF approval to resume paying interest on the Debentures or to pay cash dividends on the Series B Shares or our common stock in the future.
Payment of Dividends by the Bank to the Company. Generally, the principal source of cash available to a bank holding company consists of cash dividends from its bank subsidiaries. Under California law, the Board of Directors of the Bank may declare and pay cash dividends to the Company, which is its sole shareholder, subject to the restriction that the amount available

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The ability of the Bank to pay dividends is further restricted under the Federal Deposit Insurance Corporation Improvement Act of 1991, which prohibits an FDIC-insured bank from paying dividends if, after making such payment, the bank would fail to meet any of its minimum capital requirements. Under the Financial Institutions Supervisory Act and Federal Financial Institutions Reform, Recovery and Enforcement Act of 1989, federal banking regulators also have authority to prohibit FDIC-insured financial institutions from engaging in business practices which are considered to be unsafe or unsound. Under the authority of these acts, federal bank regulatory agencies, as part of their supervisory powers, generally require FDIC insured banks to adopt dividend policies which limit the payment of cash dividends much more strictly than do applicable state laws and, therefore, it is unlikely that the Bank would be permitted pay dividends in amounts that might otherwise, as a technical matter, be permitted under California law.
As a result, it is not expected that the Bank will be permitted to pay cash dividends for the foreseeable future.

16. Commitments and Contingencies
Leases
We lease certain facilities and equipment under various non-cancelable operating leases, which generally include 2% to 6% escalation clauses in the lease agreements. Rent expense for the years ended December 31, 2013, 2012 and 2011 was $2.7 million, $2.5 million, and $2.2 million, respectively.
Future minimum non-cancelable lease commitments were as follows at December 31, 2013:

(Dollars in thousands)
2014	$2,704
2015	2,221
2016	2,270
2017	147
2018 and beyond	20
Total	$7,362
Repurchase Reserves
We maintain reserves for possible repurchases that we may be required to make of certain of the mortgage loans which we sell as a result of deficiencies or defects that may be found to exist in such loans. The Company’s repurchase reserve also covers returns of any premiums earned and administrative fees pertaining to the repurchase of mortgage loans that did not meet investor guidelines, including potential loss of advances on Veterans Affairs or Federal Housing Authority Ginnie Mae loans. We repurchased $15 thousand and $1.2 million of loans in 2013 and 2012, respectively, by adjusting the gains on sale recorded for these loans. We review the repurchase reserves throughout the year for adequacy. The following table sets forth information, at December 31, 2013 and 2012, with respect to such reserves:

	2013	2012
Beginning balance	$906	$115
Provision for repurchases	1,041	791
Settlements	(64)	—
Total repurchases reserve	$1,883	$906
Commitments
To meet the financing needs of our customers in the normal course of business, we are a party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements. At December 31, 2013 and 2012, we were committed to fund certain loans including letters of

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

credit amounting to approximately $138 million and $118 million, respectively. The contractual amounts of a credit-related financial instrument, such as a commitment to extend credit, a credit-card arrangement or a letter of credit, represents the amount of potential accounting loss should the commitment be fully drawn upon, the customer were to default, and the value of any existing collateral securing the customer’s payment obligation becomes worthless. The loss reserve for unfunded loan commitments was $225,000 and $181,000 at December 31, 2013 and 2012, respectively.
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
During the first quarter of 2012, we began selling a portion of our mortgage loan production directly to secondary market investors on a “mandatory commitment” basis, agreeing to sell a specified dollar amount of mortgage loans at an agreed-upon price within a specified timeframe in order to avail ourselves of more favorable pricing on mortgage loan sales to investors. In order to mitigate interest rate risk on loans subject to such mandatory commitments, when we locked the interest rate for the borrowers on those loans prior to funding, we locked the price to sell the loans to investors in a mandatory commitment and entered into a mortgage backed TBA security. The mandatory commitment and the TBA security act as a hedge against market interest rate movements between the time the interest rate is locked and the loan is funded and sold in the secondary market. TBA securities are deemed to be derivatives and involve off-balance sheet financial risk. The contractual or notional amounts of the TBA securities are tied to the Bank's loan origination volume and we bear a financial risk from such securities. The unrealized gains from the interest rate contracts and TBA security hedges were $240,000 and $422,000 for the years ended December 31, 2013 and 2012, respectively. These gains or losses depend upon the value of the underlying financial instruments and are affected by market changes in interest rates. TBA securities pose credit risk for us if and to the extent that the institutional counterparties are unable to meet the terms of the agreements. We control counterparty credit risk by using multiple counterparties and limiting them to major financial institutions with investment grade credit ratings. In addition, we regularly monitor the potential risk of loss with any one party resulting from this type of credit risk.
We are required to purchase stock in the FRBSF in an amount equal to 6% of our capital, one-half of which must be paid currently with the balance due upon request.
The Bank is a member of the FHLB and therefore, is required to purchase FHLB stock in an amount equal to the lesser of 1% of the Bank’s real estate loans that are secured by residential properties, or 5% of total advances.
Litigation, Claims and Assessments
We are a defendant in or a party to a number of legal actions or proceedings that arise in the ordinary course of business. In some of these actions and proceedings, claims for monetary damages are asserted against us.
In accordance with applicable accounting guidance, we establish an accrued liability for lawsuits or other legal proceedings when they present loss contingencies that are both probable and estimable. We estimate any potential loss based upon currently available information and significant judgments and a variety of assumptions, and known and unknown uncertainties. Moreover, the facts and circumstances on which such estimates are based will change over time. Therefore, the amount of any losses we might incur in any lawsuits or other legal proceedings may exceed amounts which we had accrued based on our estimates and those estimates do not represent the maximum loss exposure that we may have in connection with any lawsuits or other legal proceedings.
Based on our evaluation of the lawsuits and other proceedings that were pending against us as of December 31, 2013, the outcomes in those suits or other proceedings are not expected to have, either individually or in the aggregate, a material adverse effect on our consolidated financial position, results of operations or cash flows. However, in light of the inherent uncertainties involved, some of which are beyond our control, and the very large or indeterminate damages often sought in such legal actions or proceedings, an adverse outcome in one or more of these suits or proceedings could be material to our results of operations or cash flows for any particular reporting period.
Set forth below is a summary description of an ongoing legal proceeding which, depending on its eventual outcome, could have a material effect on our future financial condition, results of operations or cash flows.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Mark Zigner vs. Pacific Mercantile Bank, et al., filed in January, 2010, in the California Superior Court for the County of Orange (Case No. 337433). This lawsuit was filed by plaintiff asserting that the Bank had wrongfully exercised its rights to recover borrowings owed by plaintiff to the Bank by setting off those borrowings against plaintiff’s deposit accounts with the Bank. The plaintiff also asserted certain related claims, including an alleged breach by the Bank of the covenant of good faith and fair dealing.
The case was tried before a jury in August, 2011. The jury awarded plaintiff $100,000 of compensatory damages following a ruling by the trial judge that the Bank had wrongfully exercised its set off rights., The jury also found that the Bank’s exercise of its set off rights constituted a wrongful conversion of plaintiff’s funds and awarded the plaintiff $150,000 in compensatory damages and $950,000 in punitive damages. In addition, the trial court entered an award to plaintiff of his attorney’s fees and costs, in the amount of $762,000.
The Bank appealed the trial court’s rulings and the jury verdict, asserting that those rulings and the jury’s verdict were erroneous and that plaintiff is not entitled, as a matter of law, to an award of either compensatory or punitive damages.
The matter was settled in May 2013, the judgment quashed and the appeal withdrawn.
Other Claims. We also are subject to legal actions that arise from time to time in the ordinary course of our business. Currently we are not aware of any legal proceedings where the likelihood of a loss is reasonably possible and the amount or range of reasonably possible losses is material to our financial condition, results of operations or cash flows.

17. Discontinued Operations
During the fourth quarter of 2013, the Bank announced the closure of our mortgage banking business, which is scheduled to occur in the first half of 2014. Accordingly, all income and expense related to the mortgage banking business have been removed from continuing operations and are included in the consolidated statements of operations under the caption "(Loss) income from discontinued operations."

	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Revenues(1)	$6,272	$28,647	$7,308
Pre-tax (loss) income	$(7,721)	$10,971	$(93)

(1)	Net interest income plus noninterest income.
We established a reserve of $3.1 million in December 2013 for our estimated cost of discontinuing the mortgage banking business, which is included in our loss from discontinued operations in our statement of operations. This reserve primarily includes severance and fees related to contract and lease terminations. Assets related to discontinued operations primarily consist of mortgage loans held for sale (see below), mortgage servicing rights (see below), fixed assets, and our derivative financial instruments (see Fair Value Measurements footnote above for more information regarding our derivatives).
Mortgage Loans Held for Sale
A summary of the unpaid principal balances of LHFS for which the fair value option has been elected, by type, is presented below:

	December 31,
	2013	2012
	(Dollars in thousands)
Government	$2,616	$16,902
Conventional	3,138	10,805
Jumbo	1,177	20,514
Fair value adjustment	(15)	2,269
Total mortgage loans held-for-sale at fair value	$6,916	$50,490
We did not have any delinquent or nonaccrual LHFS as of December 31, 2013.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Gains on LHFS for the years ended December 31, 2013 and 2012 are as follows:

	December 31,
	2013	2012
	(Dollars in thousands)
Gain on sale of mortgage loans	$6,944	$48,441
Net loan servicing	1,000	99
Unrealized gains (losses) from derivative financial statements	(240)	422
Realized gains (losses) from derivative financial instruments	508	(2,880)
Mark to market (loss) gain on LHFS	(2,103)	943
Direct origination (expenses) fees, net	(2,756)	(21,670)
Provision for repurchases	(977)	(791)
Total gain on LHFS	$2,376	$24,564
Mortgage Servicing Rights
We sometimes retain mortgage servicing rights on mortgage loans that we sell. Such rights represent the net positive cash flows generated from the servicing of such mortgage loans and we recognize such rights as assets on our statements of financial condition based on their estimated fair values. We receive servicing fees, less any subservicing costs, on the unpaid principal balances of such mortgage loans. Those fees are collected from the monthly payments made by the mortgagors or from the proceeds of the sale or foreclosure and liquidation of the underlying real property collateralizing the loans. We also generally receive various mortgagor-contracted fees, such as late charges, collateral reconveyance charges and nonsufficient fund fees. In addition, we generally are entitled to retain interest earned on funds held pending remittance (or float) related to the collection of principal, interest, taxes and insurance payments on the mortgage loans which we service. As of December 31, 2013 and December 31, 2012, mortgage servicing rights totaled $4.4 million and $2.8 million, respectively, and are included in other assets in the accompanying consolidated statements of financial condition.
The Bank accounts for mortgage servicing rights at fair value with changes in fair value recorded in mortgage banking income in the consolidated statement of operations. The table below presents the activity for mortgage servicing rights for the years ended December 31, 2013 and 2012.

Rollforward of Fair Value of Mortgage Servicing Rights	Year Ended December 31,
(Dollars in thousands)	2013	2012
Balance, beginning of period	$2,801	$—
Additions	1,049	3,005
Payoffs	(454)	(93)
Impact due to changes in Constant Prepayment Rate (“CPR”)	667	(45)
Other model changes	354	(66)
Balance, end of period	$4,417	$2,801

Rollforward of Unpaid Principal Balance of Mortgage Servicing Portfolio	Year Ended December 31,
(Dollars in thousands)	2013	2012
Balance, beginning of period	$457,062	$—
Additions	139,968	478,645
Payoffs	(81,165)	(19,847)
Impact due to changes in CPR	(9,201)	(1,736)
Balance, end of period	$506,664	$457,062
The following table sets forth the principal amounts of the mortgage loans we were servicing, categorized by type of loan at December 31, 2013 and December 31, 2012, with the following characteristics:

	Unpaid Principal Balance as of December 31,
(Dollars in thousands)	2013	2012
Government	$404,432	$396,951
Conventional	102,232	60,111
Total loans serviced	$506,664	$457,062

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. Regulatory Matters and Capital/Operating Plans
The Company and the Bank are subject to various regulatory capital requirements administered by the federal and state banking agencies. A failure to meet minimum capital requirements is likely to lead to the imposition by federal and state regulators of (i) certain requirements, such as an order requiring additional capital to be raised, and (ii) operational restrictions that could have a direct and material adverse effect on operating results. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Also, as a result of the FRBSF Agreement issued in August 2010, the Company is taking actions designed to maintain capital and return the Company to profitability, including, among others, strategy planning and budgeting, and capital and profit planning.
Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). We believe that, as of December 31, 2013, the Company and the Bank met all capital adequacy requirements to which they are subject and have not been notified by any regulatory agency that would require the Company or the Bank to maintain additional capital.
The actual capital amounts and ratios of the Company and the Bank at December 31, 2013 and December 31, 2012 are presented in the following tables:

			Applicable Federal Regulatory Requirement
At December 31, 2013	Actual Capital		For Capital Adequacy Purposes		To be Categorized As Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total Capital to Risk Weighted Assets:
Company	$137,705	17.5%	$62,960	At least 8.0	N/A	N/A
Bank	116,972	15.2%	61,715	At least 8.0	$77,144	At least 10.0
Tier 1 Capital to Risk Weighted Assets:
Company	$127,822	16.2%	$31,480	At least 4.0	N/A	N/A
Bank	107,282	13.9%	30,858	At least 4.0	$46,287	At least 6.0
Tier 1 Capital to Average Assets:
Company	$127,822	13.3%	$38,318	At least 4.0	N/A	N/A
Bank	107,282	11.5%	37,391	At least 4.0	$46,739	At least 5.0

			Applicable Federal Regulatory Requirement
At December 31, 2012	Actual Capital		For Capital Adequacy Purposes		To be Categorized As Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total Capital to Risk Weighted Assets:
Company	$141,946	16.5%	$68,974	At least 8.0	N/A	N/A
Bank	134,648	15.6%	68,969	At least 8.0	$86,211	At least 10.0
Tier 1 Capital to Risk Weighted Assets:
Company	$131,165	15.2%	$34,487	At least 4.0	N/A	N/A
Bank	123,868	14.4%	34,484	At least 4.0	$51,727	At least 6.0
Tier 1 Capital to Average Assets:
Company	$131,165	12.1%	$43,219	At least 4.0	N/A	N/A
Bank	123,868	11.5%	43,205	At least 4.0	$54,006	At least 5.0
As the above tables indicate, at December 31, 2013 and 2012, the Bank (on a stand-alone basis) qualified as a “well—capitalized” institution, and the capital ratios of the Company (on a consolidated basis) exceeded the capital ratios mandated for bank holding companies, under federally mandated capital standards and federally established prompt corrective action

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

regulations. Since December 31, 2013, there have been no events or circumstances known to us which have changed or which are expected to result in a change in the Company’s or the Bank’s classification as well-capitalized institutions.

19. Parent Company Only Information
Condensed Statements of Financial Condition

	December 31,
(Dollars in thousands)	2013	2012
Assets:
Due from banks and interest-bearing deposits with financial institutions	$10,160	$12,576
Investment in subsidiaries	124,263	128,649
Other assets	596	748
Total assets	$135,019	$141,973
Liabilities and shareholders’ equity:
Liabilities	$2,334	$1,570
Subordinated debentures	17,527	17,527
Shareholders’ equity	115,158	122,876
Total liabilities and shareholders’ equity	$135,019	$141,973
Condensed Statements of Operations

	Year Ended December 31,
(Dollars in thousands)	2013	2012	2011
Interest income	$60	$136	$77
Interest expense	(544)	(578)	(542)
Other expenses	(1,934)	(1,428)	(713)
Equity in undistributed earnings of subsidiaries	(19,798)	11,525	12,810
Net (loss) income	$(22,216)	$9,655	$11,632

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Statements of Cash Flows

	Year Ended December 31,
(Dollars in thousands)	2013	2012	2011
Cash Flows from Operating Activities:
Net (loss) income	$(22,216)	$9,655	$11,632
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Net (increase) decrease in other assets	(2)	203	358
Stock-based compensation expense	804	483	278
Undistributed loss (income) of subsidiary	19,798	(11,525)	(12,810)
Net increase in interest payable	544	578	542
Net increase (decrease) in other liabilities	220	(5)	6
Net cash (used in) provided by operating activities	(852)	(611)	6
Cash Flows from Investing Activities:
Proceeds from dissolution of trust preferred securities	155	—	—
Net decrease in loans	—	40	11
Net cash provided by investing activities	155	40	11
Cash Flows from Financing Activities:
Proceeds from sale of common stock	14,978	24,591	—
Common stock options exercised	303	1	—
Common stock warrants issued	—	44	—
Proceeds from sale of Series A and Series B Preferred Stock	—	—	8,747
Capital contribution to subsidiaries	(17,000)	(15,000)	(10,500)
Net cash (used in) provided by financing activities	(1,719)	9,636	(1,753)
Net (decrease) increase in cash and cash equivalents	(2,416)	9,065	(1,736)
Cash and Cash Equivalents, beginning of period	12,576	3,511	5,247
Cash and Cash Equivalents, end of period	$10,160	$12,576	$3,511

20. Business Segment Information
We have one reportable business segment, commercial banking. The commercial banking segment provides small and medium-size businesses, professional firms and individuals with a diversified range of products and services such as various types of deposit accounts, various types of commercial and consumer loans, cash management services, and online banking services. Discontinued operations is comprised of our mortgage banking business which is in the business of originating mortgage loans that, for the most part, are resold within 30 days to long-term investors in the secondary residential mortgage market.
Since our operating segment derives all of its revenues from interest and noninterest income and interest expense constitutes its most significant expense, this segment, as well as our discontinued operations, are reported below using net interest income (interest income less interest expense) and noninterest income (primarily net gains on sales of loans held for sale and fee income). We do not allocate general and administrative expenses or income taxes to our operating segment.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth information regarding the net interest income and noninterest income for our commercial banking and discontinued operations segments, respectively, for the years ended December 31, 2013, 2012 and 2011.

(Dollars in thousands)	Commercial	Other	Total from continuing operations	Discontinued Operations	Total including discontinued operations
Net interest income for the period ended: December 31,
2013	$30,652	$(318)	$30,334	$488	$30,822
2012	$30,819	$(442)	$30,377	$2,894	$33,271
2011	$32,514	$(465)	$32,049	$1,142	$33,191
Noninterest income for the period ended: December 31,
2013	$1,713	$843	$2,556	$5,691	$8,247
2012	$3,234	$—	$3,234	$25,259	$28,493
2011	$2,104	$—	$2,104	$6,125	$8,229
Segment Assets at:
December 31, 2013	$968,507	$15,887	$984,394	$12,189	$996,583
December 31, 2012	$986,692	$13,024	$999,716	$54,225	$1,053,941

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None.

ITEM 9A.     CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any system of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
As required by SEC rules, an evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness, as of December 31, 2013, of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2013, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
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
Management’s Assessment of Internal Control over Financial Reporting
Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, based on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design and the testing of the operational effectiveness of the Company’s internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.
Based on that assessment, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2013.
The foregoing report on internal control over financial reporting shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section.
Section 989G of the Dodd-Frank Act, signed into law in July 2011, permanently exempts smaller reporting companies, such as the Company, and other non-accelerated filers, from Section 404(b) of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) requiring SEC reporting companies to obtain and include in their annual reports on Form 10-K, an attestation report from their independent registered accountants with respect to the effectiveness of their internal control over financial reporting. As a result, no such attestation report is included in this Annual Report.
Changes in Internal Control Over Financial Reporting
During the year ended December 31, 2013 we hired an interim Chief Financial Officer and our former Chief Financial Officer assumed the position of Chief Accounting Officer. We have also hired a Director of Financial Reporting who has experience in SEC reporting. Our new Chief Financial Officer engaged an outside third party experienced in Sarbanes-Oxley implementations to review our internal controls over financial reporting and assist us in implementing an improved system of documenting, monitoring and testing those controls. This review of our internal control over financial reporting during the quarter ended December 31, 2013 has provided us greater assurance regarding the strength of our internal controls. As a result of this review, there have been no changes in our internal control over financial reporting during the year ended December 31, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION
None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Except for the information regarding our principal executive officers and Code of Business and Ethical Conduct below, the information required by this Item 10 is hereby incorporated by reference to Pacific Mercantile Bancorp’s definitive proxy statement, expected to be filed with the SEC on or before April 30, 2014, for its Annual Meeting of Shareholders.
Set forth below is information, as of January 31, 2013, regarding our principal executive officers:

Name and Age	Positions with Bancorp and the Bank
Steven K. Buster, 63	President and Chief Executive Officer of the Company and the Bank
Raymond E. Dellerba, 66	Vice Chairman & CEO Emeritus of the Company and the Bank
Curt Christianssen, 53	Interim Chief Financial Officer
Nancy Gray, 63	Senior Executive Vice President and Chief Accounting Officer of the Company and the Bank
Thomas M. Vertin, 60	President of Commercial Banking Division of the Bank
Robert W. Bartlett, 67	Senior Executive Vice President and Chief Credit Officer of the Bank
There is no family relationship between the above-named officers.
Steven K. Buster has served as President and Chief Executive Officer and a Director of the Company and the Bank since April 2013. Prior to joining Pacific Mercantile Bank, Mr. Buster served as the President, Chief Executive Officer and a director of Mechanics Bank, from 2004 through December 31, 2012. Mr. Buster has more than 35 years of experience as a banking executive in California, the Western United States and internationally.
Raymond E. Dellerba resigned from his position as President, Chief Executive Officer of the Company and Bank in April 2013, which he had served on since the dates of their inception, which were January 2000 and November 1998, respectively. He is currently serving as the Vice Chairman and CEO Emeritus and a Director of the Company and the Bank. From February 1993 to June 1997, Mr. Dellerba served as the President, Chief Operating Officer and director of Eldorado Bank, and as Executive Vice President and a Director of its parent company, Eldorado Bancorp. Mr. Dellerba has 43 years of experience as a banking executive, primarily in Southern California and in Arizona.
Curt Christianssen joined Pacific Mercantile Bancorp and the Bank on an interim basis in 2013 while retaining his role as Executive Vice President and Chief Financial Officer of the Carpenter Community BancFund, a private equity-funded bank holding company, CCFW, Inc. d/b/a Carpenter & Company, a bank consulting firm, and Seapower Carpenter Capital, Inc., a broker/dealer subsidiary of CCFW.   Prior to beginning in this interim role Mr. Christianssen served in a similar interim role at Manhattan Bancorp and the Bank of Manhattan since 2012.  He has served as Executive Vice President and Chief Financial Officer of the Carpenter Community BancFund since 1999. From 1996 to 1999 Mr. Christianssen served as Chief Financial Officer and Director of Corporate Development for Dartmouth Capital Group and Eldorado Bancshares, Inc. From 1993 until its acquisition in 1996 by Eldorado Bancshares, Mr. Christianssen served as Chief Financial Officer of Liberty National Bank. Mr. Christianssen had previously served as Chief Financial Officer of Olympic National Bank from 1991 to 1993, as Chief Financial Officer of two financial institutions under the control of the Resolution Trust Corporation and as a Senior Management Consultant with the Ernst & Young firm. In addition, Mr. Christianssen served in a variety of financial positions with Continental Ministries and Colorado National Bancshares.
Nancy Gray, who is a certified public accountant, has been a Senior Executive Vice President and Chief Accounting Officer since November 2013. From May 2002 through November 2013, Ms. Gray served as a Senior Executive Vice President and the Chief Financial Officer of the Company and the Bank. From 1980 through 2001, Ms. Gray was Senior Vice President and Financial Executive of Bank of America in Southern California, Missouri, Georgia, and Texas.
Thomas M. Vertin has served as President of the Commercial Bank Division since September 29, 2012. Prior to joining the Bank, Mr. Vertin held senior executive positions at Silicon Valley Bank (SVB), a wholly-owned subsidiary of SVB Financial Group, including Chief Operating Officer and Head of the California Division with direct responsibility for half of the bank’s revenue.  Mr. Vertin led three turn-arounds during his 18 years with SVB and has more than 30 years of banking experience.
Robert W. Bartlett joined Pacific Mercantile Bank as its Senior Executive Vice President and Chief Credit Officer on October 31, 2008. In his banking career spanning some 35 years, Mr. Bartlett has held key senior management positions in Orange and Los Angeles County banks including Commercial Banking Manager, Area Credit Administrator, Chief Credit Officer and Chief Operating Officer.

Our Board has adopted a Code of Business and Ethical Conduct (the "Code") that applies to all of our officers and employees and also includes specific ethical policies and principles, that apply to our Chief Executive Officer, Chief Financial Officer, the Bank's Chief Operating Officer and other key accounting and finance personnel. The Code, as applied to our principal executive officer, principal financial officer and principal accounting officer, constitutes our "code of ethics" within the meaning of Section 406 of the Sarbanes-Oxley Act and is our "code of conduct" within the meaning of the listing standards of the NASDAQ Stock Market LLC.
The Code is available in the Investor Relations section of our website at www.pmbank.com. To the extent required by applicable rules of the SEC and the NASDAQ Stock Market LLC, we will disclose on our website any amendments to the Code and any waivers of the requirements of the Code that may be granted to our executive officers, including our principal executive officer, principal financial officer, principal accounting officer or persons performing similar functions.

ITEM 11.     EXECUTIVE COMPENSATION
The information required by this Item 11 is hereby incorporated by reference to Pacific Mercantile Bancorp’s definitive proxy statement, expected to be filed with the SEC on or before April 30, 2014, for its Annual Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Except for the information below regarding our equity compensation plans, the information required by Item 12 is incorporated herein by reference from our definitive proxy statement expected to be filed with the SEC on or before April 30, 2014, for its Annual Meeting of Shareholders.
The following table provides information relating to our equity compensation plans as of December 31, 2013:

	Column A	Column B	Column C
	Number of Securities to be Issued on Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column A
Equity compensation plans approved by shareholders
Stock option and incentive plans	1,962,284	$6.83	425,731
Equity compensation plans not approved by shareholders	—	—	—
	1,962,284	$6.83	425,731

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item 13 is hereby incorporated by reference to Pacific Mercantile Bancorp’s definitive proxy statement expected to be filed with the SEC on or before April 30, 2014, for its Annual Meeting of Shareholders.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item 14 is hereby incorporated by reference to Pacific Mercantile Bancorp’s definitive proxy statement expected to be filed with the SEC on or before April 30, 2014, for its Annual Meeting of Shareholders.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 14, 2014.

PACIFIC MERCANTILE BANCORP

By:	/S/ STEVEN K. BUSTER
Steven K. Buster
President and Chief Executive Officer
POWER OF ATTORNEY
Each person whose signature appears below hereby appoints Steven K. Buster, and Curt Christianssen, and each of them individually, to act severally as his or her attorneys-in-fact and agent, with full power and authority, including the power of substitution and resubstitution, to sign and file on his or her behalf and in each capacity stated below, all amendments and/or supplements to this Annual Report on Form 10-K, which amendments or supplements may make changes and additions to this Report as such attorneys-in-fact, or any of them, may deem necessary or appropriate.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons in their respective capacities and on the date or dates indicated below.

/S/ STEVEN K. BUSTER	President, Chief Executive Officer and Director (Principal Executive Officer)	March 14, 2014
Steven K. Buster
/S/ CURT CHRISTIANSSEN	Interim Chief Financial Officer (Principal Financial Officer)	March 14, 2014
Curt Christianssen
/S/ NANCY GRAY	Chief Accounting Officer (Principal Accounting Officer)	March 14, 2014
Nancy Gray
/s/ EDWARD J. CARPENTER	Chairman of the Board and Director	March 14, 2014
Edward J. Carpenter
/S/ RAYMOND E. DELLERBA	Director	March 14, 2014
Raymond E. Dellerba
/S/ GEORGE L. ARGYROS	Director	March 14, 2014
George L. Argyros
/s/ JOHN W. CLARK	Director	March 14, 2014
John W. Clark
/S/ WARREN T. FINLEY	Director	March 14, 2014
Warren T. Finley
/S/ JOHN D. FLEMMING	Director	March 14, 2014
John D. Flemming
/s/ MICHAEL P. HOOPIS	Director	March 14, 2014
Michael P. Hoopis
/S/ ANDREW M. PHILLIPS	Director	March 14, 2014
Andrew M. Phillips
/s/ DANIEL A. STRAUSS	Director	March 14, 2014
Daniel A. Strauss
/S/ JOHN THOMAS, M.D.	Director	March 14, 2014
John Thomas, M.D
/S/ STEPHEN P. YOST	Director	March 14, 2014
Stephen P. Yost

S-1

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

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

3.4
Certificate of Determination of Rights, Preferences, Privileges and Restrictions of Series A Convertible 10% Cumulative Preferred Stock of Pacific Mercantile Bancorp. (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (No. 000-30777) dated October 13, 2009.)

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

3.8	Pacific Mercantile Bancorp Bylaws, Amended and Restated as of January 22, 2014. (Incorporated by reference Exhibit 3.1 to the Current Report on Form 8-K dated January 27, 2014.)

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

10.1
Series B Preferred Stock Purchase Agreement dated August 26, 2011, between the Company and the purchasers listed on the signature pages thereto. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (No. 000-30777) dated August 30, 2011.)

10.2
SBAV Investor Rights Agreement, dated August 26, 2011, between the Company and SBAV L.P. (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K(No. 000-30777) dated August 30, 2011.)

10.3
Carpenter Investor Rights Agreement, dated August 26, 2011, between the Company, Carpenter Community Bancfund, L.P. and Carpenter Community Bancfund-A, L.P. (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (No. 000-30777) dated August 30, 2011.)

10.4
Registration Rights Agreement, dated August 26, 2011, between the Company and the investors listed on the signature pages thereto. (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K (No. 000-30777) dated August 30, 2011.)

10.6
Common Stock Purchase Agreement, dated August 26, 2011, between the Company, Carpenter Community Bancfund, L.P. and Carpenter Community Bancfund-A, L.P. (Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K (No. 000-30777) dated August 30, 2011.)

10.7	Form of Indemnification Agreement. (Incorporated by reference to Exhibit 10.1 to the Registration Statement (No. 333-177141) on Form S-8 dated October 3, 2011.)

10.8	Pacific Mercantile Bancorp 2004 Stock Incentive Plan (Incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K (No. 000-30777) for the year ended December 31, 2004.)

10.9
Supplemental Retirement Plan established by Pacific Mercantile Bank for Raymond E. Dellerba, as restated for purposes of Section 409A of the Internal Revenue Code as of April 6, 2007. (Incorporated by reference to Exhibit 10.2 to a Current Report on Form 8-K dated April 6, 2006.)

E-1

10.10	Pacific Mercantile Bancorp 2008 Equity Incentive Plan. (Incorporated by reference to Appendix A to the Company’s 2008 Definitive Proxy Statement filed with the Commission on April 18, 2008.)

10.11
Written Agreement dated August 31, 2011 between the Federal Reserve Bank of San Francisco and Pacific Mercantile Bancorp and Pacific Mercantile Bank. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (No. 000-30777) dated August 31, 2011.)

10.12
Pacific Mercantile Bancorp 2010 Equity Incentive Plan, as amended June 5, 2013. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.)

10.13
Stock Purchase Agreement effective as of February 27, 2013 by and between the Company and the Carpenter Funds. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated February 27, 2013 and filed with the Commission on March 5, 2013.

10.14
Reimbursement Agreement, dated March 8, 2013, by and between Pacific Mercantile Bank and CGB Asset Management, Inc. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated December 6, 2013.)

10.15	Employment Agreement between Pacific Mercantile Bank and Steven K. Buster dated April 18, 2013. (Incorporated by reference to Exhibit 10.97 to the Current Report on Form 8-K dated April 23, 2013.)

10.16	Employment Agreement between Pacific Mercantile Bank and Raymond E. Dellerba dated April 17, 2013. (Incorporated by reference to Exhibit 10.98 to the Current Report on Form 8-K dated April 23, 2013.)

10.17
Agreement Regarding Employment Agreement between Pacific Mercantile Bank and Raymond E. Dellerba dated April 17, 2013. (Incorporated by reference to Exhibit 10.99 to the Current Report on Form 8-K dated April 23, 2013.)

10.18	Pacific Mercantile Bancorp Change in Control Severance Plan. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated January 27, 2014.)

10.19	Pacific Mercantile Bancorp Change in Control Severance Plan Participation Agreement. (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated January 27, 2014.)

21	Subsidiaries of the Company

23.1	Consent of Squar, Milner, Peterson, Miranda & Williamson, LLP, Independent Registered Public Accounting Firm

24.1	Power of Attorney (contained on the Signature Page of this Annual Report on Form 10-K)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Chief Accounting Officer pursuance to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	Certification of Chief Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit No.	Description of Exhibit

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

E-2