Form 10-Q
period 2014-03-31
PACIFIC MERCANTILE BANCORP
filed 2014-05-09
CIK 1109546

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Securities Exchange Act Rule 12b-2). Yes  ☐    No  ☒
As of May 7, 2014, there were 19,245,977 shares of Common Stock outstanding.

PACIFIC MERCANTILE BANCORP
QUARTERLY REPORT ON FORM 10Q
FOR THE QUARTER ENDED MARCH 31, 2014

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except for per share data)
(Unaudited)

	March 31, 2014	December 31, 2013
ASSETS
Cash and due from banks	$18,547	$13,489
Interest bearing deposits with financial institutions	146,594	93,451
Cash and cash equivalents	165,141	106,940
Interest-bearing time deposits with financial institutions	2,423	2,423
Federal Reserve Bank of San Francisco and Federal Home Loan Bank Stock, at cost	8,531	8,531
Securities available for sale, at fair value	64,573	65,989
Loans (net of allowances of $11,940 and $11,358, respectively)	766,495	765,426
Other real estate owned	15,784	12,291
Accrued interest receivable	2,323	2,017
Premises and equipment, net	1,082	1,067
Net deferred tax assets	7,121	7,553
Assets of discontinued operations	9,784	12,189
Other assets	12,341	12,157
Total assets	$1,055,598	$996,583
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$196,707	$203,942
Interest-bearing	652,339	576,283
Total deposits	849,046	780,225
Borrowings	60,592	70,000
Accrued interest payable	2,482	2,285
Other liabilities	7,337	8,075
Junior subordinated debentures	17,527	17,527
Liabilities of discontinued operations	1,884	3,313
Total liabilities	938,868	881,425
Commitments and contingencies (Note 10)
Shareholders’ equity:
Preferred stock, no par value, 2,000,000 shares authorized:
Series B Convertible 8.4% Noncumulative Preferred Stock, 300,000 shares authorized; 112,000 issued and outstanding at March 31, 2014 and December 31, 2013; liquidation preference $100 per share, plus accumulated but undeclared dividends at March 31, 2014 and December 31, 2013	8,747	8,747
Series C Convertible 8.4% Noncumulative Preferred Stock, 300,000 shares authorized; 23,620 and 18,185 issued and outstanding at March 31, 2014 and December 31, 2013, respectively; liquidation preference $100 per share plus accumulated but undeclared dividends at March 31, 2014 and December 31, 2013	2,362	1,818
Common stock, no par value, 85,000,000 shares authorized; 19,218,777 and 19,135,169 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	129,381	128,877
Accumulated deficit	(22,223)	(22,130)
Accumulated other comprehensive loss	(1,537)	(2,154)
Total shareholders’ equity	116,730	115,158
Total liabilities and shareholders’ equity	$1,055,598	$996,583
The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except for per share data)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Interest income:
Loans, including fees	$8,793	$8,287
Securities available for sale and stock	417	370
Interest-bearing deposits with financial institutions	77	95
Total interest income	9,287	8,752
Interest expense:
Deposits	1,185	1,365
Borrowings	258	223
Total interest expense	1,443	1,588
Net interest income	7,844	7,164
Provision for loan and lease losses	450	1,150
Net interest income after provision for loan and lease losses	7,394	6,014
Noninterest income
Service fees on deposits and other banking services	208	196
Net gains on sale of securities available for sale	—	23
Net gain on sale of small business administration loans	686	—
Other	400	127
Total noninterest income	1,294	346
Noninterest expense
Salaries and employee benefits	5,604	4,367
Occupancy	589	489
Equipment and depreciation	369	425
Data processing	251	198
FDIC expense	293	546
Other real estate owned expense	861	2,117
Professional fees	574	1,365
(Recovery of) provision for contingencies	—	(260)
Business development	94	129
Advertising	19	30
Insurance	137	148
Other operating expense	630	719
Total noninterest expense	9,421	10,273
(Loss) income from continuing operations before income taxes	(733)	(3,913)
Income tax provision (benefit)	—	(1,559)
Net (loss) income from continuing operations	(733)	(2,354)
Discontinued Operations
Income (loss) from discontinued operations before income taxes	1,184	(1,185)
Income tax (benefit) provision	—	(370)
Net income (loss) from discontinued operations	1,184	(815)
Net income (loss)	451	(3,169)
Accumulated declared dividends on preferred stock	—	—
Accumulated undeclared dividends on preferred stock	(296)	(296)
Net income (loss) allocable to common shareholders	$155	$(3,465)
Basic (loss) income per common share:
Net (loss) income from continuing operations	$(0.05)	$(0.16)
Net (loss) income available to common shareholders	$0.01	$(0.21)
Diluted (loss) income per common share:
Net (loss) income from continuing operations	$(0.05)	$(0.16)
Net (loss) income available to common shareholders	$0.01	$(0.21)
Weighted average number of common shares outstanding:
Basic	19,146,116	16,732,774
Diluted	19,146,116	16,732,774
The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Net income (loss)	$451	$(3,169)
Other comprehensive income (loss), net of tax:
Change in unrealized gain (loss) on securities available for sale	617	(629)
Change in net unrealized gain and prior service benefit on supplemental executive retirement plan	—	20
Total comprehensive income (loss)	$1,068	$(3,778)
The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Shares and dollars in thousands)
(Unaudited)
For the Three Months Ended March 31, 2014

	Series A, B, and C Preferred stock		Common stock		Retained earnings (accumulated deficit)	Accumulated other comprehensive income (loss)	Total
	Number of shares	Amount	Number of shares	Amount
Balance at December 31, 2013	130	$10,565	19,135	$128,877	$(22,130)	$(2,154)	$115,158
Issuance of restricted stock, net	—	—	19	—	—	—	—
Series C Preferred Stock issued as a stock dividend on Series B Preferred Stock	6	544	—	—	(544)	—	—
Common stock based compensation expense	—	—	—	276	—	—	276
Common stock options exercised	—	—	65	228	—	—	228
Net income	—	—		—	451	—	451
Change in accumulated other comprehensive income	—	—	—	—	—	617	617
Balance at March 31, 2014	136	$11,109	19,219	$129,381	$(22,223)	$(1,537)	$116,730
The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash Flows From Operating Activities:
Net income (loss)	$451	$(3,169)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	147	144
Provision for loan and lease losses	450	1,150
Amortization of premium on securities	81	149
Net gains on sales of securities available for sale	—	(23)
Net mark-to-market gain on investments	(27)	—
Net amortization of deferred fees and unearned income on loans	(46)	(87)
Net gain on sale of fixed assets	(21)	—
Net gain on sale of small business administration loans	(686)	—
Small business administration loan originations	(9,165)	—
Proceeds from sale of small business administration loans	9,853	—
Write down of other real estate owned	298	1,645
Stock-based compensation expense	276	155
Changes in operating assets and liabilities:
Net increase in accrued interest receivable	(306)	(29)
Net increase in other assets	(305)	(1,434)
Net decrease in deferred taxes	432	1,761
Net increase in income taxes receivable	(23)	(3,472)
Net increase in accrued interest payable	197	133
Net decrease in other liabilities	(738)	(1,871)
Net cash provided by discontinued operations	976	28,497
Net cash provided by operating activities	1,844	23,549
Cash Flows From Investing Activities:
Maturities of and principal payments received on securities available for sale and other stock	2,410	5,328
Proceeds from sale of securities available for sale and other stock	—	6,164
Proceeds from sale of other real estate owned	1,130	—
Capitalized cost of other real estate owned	(21)	—
Net (increase) decrease in loans	(6,662)	13,068
Net decrease in commercial loans held for sale	—	6,080
Purchases of premises and equipment	(179)	(178)
Proceeds from sale of premises and equipment	38	—
Net cash (used in) provided by investing activities	(3,284)	30,462
Cash Flows From Financing Activities:
Proceeds from sale of common stock	—	15,000
Net increase (decrease) in deposits	68,821	(29,802)
Net decrease in borrowings	(9,408)	(10,000)
Proceeds from exercise of common stock options	228	22
Net cash provided by (used in) financing activities	59,641	(24,780)
Net increase in cash and cash equivalents	58,201	29,231
Cash and Cash Equivalents, beginning of period	106,940	128,208
Cash and Cash Equivalents, end of period	$165,141	$157,439
Supplementary Cash Flow Information:
Cash paid for interest on deposits and other borrowings	$1,246	$1,493
Cash paid for income taxes	$—	$—
Non-Cash Investing Activities:
Transfer of loans into other real estate owned	$4,900	$1,554
 The accompanying notes are an integral part of these consolidated financial statements.

1. Nature of Business
Organization
Pacific Mercantile Bancorp (“PMBC”) is a bank holding company which, through its wholly owned subsidiary, Pacific Mercantile Bank (the “Bank”) is engaged in the commercial banking business in Southern California. PMBC is registered as a one bank holding company under the United States Bank Holding Company Act of 1956, as amended, and, as such, is regulated by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) and the Federal Reserve Bank of San Francisco (“FRBSF”) under delegated authority from the Federal Reserve Board. Substantially all of our operations are conducted and substantially all of our assets are owned by the Bank, which accounts for substantially all of our consolidated revenues, expenses, and income. The Bank provides a full range of banking services to small and medium-size businesses, professionals and the general public in Orange, Los Angeles, San Bernardino and San Diego counties in Southern California and is subject to competition from other banks and financial institutions and from financial services organizations conducting operations in those same markets. The Bank is chartered by the California Department of Business Oversight under the Division of Financial Institutions (“DFI”) and is a member of the FRBSF. In addition, the deposit accounts of the Bank’s customers are insured by the Federal Deposit Insurance Corporation up to the maximum amount allowed by law.
During the first quarter of 2013, PMBC organized a new wholly-owned subsidiary, PM Asset Resolution, Inc. ("PMAR"), for the purpose of purchasing certain non-performing loans and other real estate from the Bank and thereafter collecting or disposing of those assets. During the fourth quarter of 2013, the Bank announced the closure of our mortgage banking business, which is scheduled to occur in the first half of 2014. The Bank operated a direct-to-consumer retail mortgage banking business, originating and funding residential mortgage loans and selling those loans, generally within the succeeding 30 days. Our mortgage banking operations are classified as discontinued operations within the consolidated financial statements and footnotes for all presented periods.
PMBC, the Bank and PMAR are sometimes referred to, together, on a consolidated basis, in this report as the “Company” or as “we”, “us” or “our”.

2. Significant Accounting Policies
Except as discussed below, our accounting policies are described in Note 2 Significant Accounting Policies, of our audited consolidated financial statements for the year ended December 31, 2013, included in our Form 10-K.
Interim Consolidated Financial Statements Basis of Presentation
Our interim consolidated financial statements are prepared in accordance with the instructions of the U.S. Securities and Exchange Commission (the “SEC”) to Form 10-Q and in accordance with generally accepted accounting principles in effect in the United States (“GAAP”), on a basis consistent with prior periods. Our financial statements reflect all adjustments that are, in the opinion of management, necessary to present a fair statement of the results for the interim periods presented. The interim results are not necessarily indicative of operating results for the full year. The interim information should be read in conjunction with our audited consolidated financial statements in our Form 10-K.
Use of Estimates
The preparation of the financial statements in conformity with GAAP requires us to make certain estimates and assumptions that could affect the reported amounts of certain of our assets, liabilities, and contingencies at the date of the financial statements and the reported amounts of our revenues and expenses during the reporting periods. For the fiscal periods covered by this Report, those estimates related primarily to our determinations of the allowance for loan and lease losses, other real estate owned, the fair values of securities available for sale and mortgage loans held for sale, repurchase reserves on mortgage loans held for sale, and the determination of reserves pertaining to deferred tax assets. If circumstances or financial trends on which those estimates were based were to change in the future or there were to occur any currently unanticipated events affecting the amounts of those estimates, our future financial position or results of operations could differ, possibly materially, from those expected at the current time.
Principles of Consolidation
Our consolidated financial statements for the three months ended March 31, 2014 include the accounts of PMBC, the Bank and PMAR. Our consolidated financial statements for the three months ended March 31, 2013 include the accounts of PMBC and the Bank. All significant intercompany balances and transactions were eliminated in consolidation.

Recent Accounting Pronouncements
In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” which amended its guidance on income taxes to eliminate diversity in the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The amendments clarify whether unrecognized tax benefits should be presented as a liability on the balance sheet or as a reduction of a deferred tax asset. This guidance is effective for interim and annual periods beginning after December 15, 2013. Early adoption is permitted. We adopted this guidance on January 1, 2014, and it did not have any impact on our financial statement presentation.
In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” which amended its guidance on classification and reporting of discontinued operations. The amendments clarify when an entity should classify a component as discontinued operations, how to report the balances related to discontinued operations for prior periods, and additional disclosure requirements for discontinued operations. This guidance is effective for interim and annual periods beginning after December 15, 2014. Early adoption is permitted only for disposals which have not been previously reported. We will adopt this guidance on January 1, 2015 and do not expect it to have a material effect on our consolidated financial statements.

3. Fair Value Measurements
Under FASB Accounting Standards Codification (“ASC”) 820-10, we group assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

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
In addition, the fair value estimates are based on existing on and off-balance sheet financial instruments without attempting to estimate the value of existing and anticipated future customer relationships and the value of assets and liabilities that are not considered financial instruments, such as premises and equipment and other real estate owned (“OREO”).
Measurement Methodology
Cash and Cash Equivalents. The fair value of cash and cash equivalents approximates its carrying value.
Interest-Bearing Deposits with Financial Institutions. The fair values of interest-bearing deposits maturing within ninety days approximate their carrying values.
FHLB and FRBSF Stock. The Bank is a member of the Federal Home Loan Bank of San Francisco (“FHLB”) and the FRBSF. As members, we are required to own stock of the FHLB and the FRBSF, the amount of which is based primarily on the level of our borrowings from those institutions. We also have the right to acquire additional shares of stock in either or both of the FHLB and the FRBSF; however, to date, we have not done so. The fair values of the FHLB and FRBSF stock are equal to their respective carrying amounts, are classified as restricted securities and are periodically evaluated for impairment based on our assessment of the ultimate recoverability of our investments in that stock. Any cash or stock dividends paid to us on such stock are reported as income.

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
Other Real Estate Owned. OREO is adjusted to fair value, less estimated costs to sell, at the time the loans are transferred to other real estate owned. Subsequently, OREO is carried at the lower of carrying value or fair value less estimated costs to sell. Fair value is determined based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, we record the foreclosed asset at Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, we record the foreclosed asset at Level 3.
Mortgage Servicing Rights. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques that would incorporate assumptions that market participants would use in estimating the fair value of servicing. These assumptions might include estimates of prepayment speeds, discount rate, costs to service, escrow account earnings, contractual servicing fee income, prepayment and late fees, among other considerations. Mortgage servicing rights are considered a Level 2 measurement at March 31, 2014 and a Level 3 measurement at December 31, 2013 and are included in other assets in the accompanying consolidated balance sheets. The reason for the transfer from Level 3 to Level 2 during the three months ended March 31, 2014 relates to the sale of the mortgage servicing rights in April 2014 and our ability to determine fair value using the definitive agreements we entered into with respect to such sales. Refer to Note 13, Subsequent Events below for further detail regarding the sales.
Derivative Assets and Liabilities. Our derivative assets and liabilities are carried at fair value as required by GAAP and are accounted for as free standing derivatives at March 31, 2014 and December 31, 2013. The derivative assets are interest rate lock commitments (“IRLCs”) with prospective residential mortgage borrowers whereby the interest rate on the loan is determined prior to funding and the borrowers have locked in that interest rate. These commitments are determined to be derivative instruments in accordance with GAAP. The derivative liabilities are hedging instruments (typically to-be-announced (“TBA”) securities) used to hedge the risk of fair value changes associated with changes in interest rates relating to its mortgage loan origination operations. We hedge the period from the interest rate lock (assuming a fall-out factor) to the date of the loan sale. The estimated fair value is based on current market prices for similar assets plus a fall-out factor estimated by management and, accordingly, we have classified our IRLCs as Level 3 assets at March 31, 2014 and December 31, 2013 and such assets are included in Assets of discontinued operations in the accompanying consolidated statement of financial condition. The valuation technique used for TBA's is based on pricing of the hedging instruments which are used to hedge the fair value changes associated with changes in interest rates relating to our mortgage lending operations. We hedge the period from the interest rate lock (assuming a fall-out factor) to the date of the loan sale. The fair value of the hedging instruments is based on the actively quoted TBA Mortgage Backed Securities ("MBS") market using observable inputs related to the characteristics of the underlying MBS stratified by product, coupon and settlement date. TBA's are classified as Level 2 liabilities as of March 31, 2014 and December 31, 2013. Our net derivatives are included within Assets of discontinued operations in the consolidated statements of financial condition as of March 31, 2014 and December 31, 2013.

Deposits. Deposits are carried at historical cost. The carrying amounts of deposits from savings and money market accounts are deemed to approximate fair value as they either have no stated maturities or short-term maturities. Certificates of deposit is estimated utilizing discounted cash flow techniques. The interest rates applied are rates currently being offered for similar certificates of deposit.
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
Interest Receivable and Interest Payable. The carrying amounts of our accrued interest receivable and accrued interest payable are deemed to approximate fair value.
Assets Recorded at Fair Value on a Recurring Basis
The following tables show the recorded amounts of assets and liabilities measured at fair value on a recurring basis at March 31, 2014 and December 31, 2013:

	At March 31, 2014
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Assets and Liabilities at Fair Value:
Investment securities available for sale
U.S. Treasury securities	$700	$700	$—	$—
Mortgage backed securities issued by U.S. agencies	56,675	—	56,675	—
Collateralized mortgage obligations issued by non-agency	907	—	907	—
Asset-backed security	1,619	—	—	1,619
Mutual funds	4,672	4,672	—	—
Total securities available for sale at fair value	64,573	5,372	57,582	1,619
Other assets – Mortgage servicing rights	5,604	—	5,604	—
Derivative assets – IRLC’s	45	—	—	45
Total assets measured at fair value on a recurring basis	$70,222	$5,372	$63,186	$1,664
Derivative liabilities – TBA securities	$81	$—	$81	$—
Total liabilities measured at fair value on a recurring basis	$81	$—	$81	$—

	At December 31, 2013
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Assets and Liabilities at Fair Value:
Investment securities available for sale
U.S. Treasury securities	$700	$700	$—	$—
Mortgage backed securities issued by U.S. agencies	57,808	—	57,808	—
Collateralized mortgage obligations issued by non-agency	1,524	—	1,524	—
Asset-backed security	1,312	—	—	1,312
Mutual funds	4,645	4,645	—	—
Total securities available for sale at fair value	65,989	5,345	59,332	1,312
Other assets - Mortgage servicing rights	4,417	—	—	4,417
Derivative assets – IRLC’s	150	—	—	150
Total assets at fair value on recurring basis	$70,556	$5,345	$59,332	$5,879
Derivative liabilities – TBA securities	$33	$—	$33	$—
Total liabilities measured at fair value on a recurring basis	$33	$—	$33	$—

The changes in Level 3 assets measured at fair value on a recurring basis are summarized as follows for the three months ended March 31, 2014:

	Asset Backed Securities	IRLC's	Mortgage Servicing Rights	Total
	(Dollars in thousands)
Balance of recurring Level 3 instruments at January 1, 2014	$1,312	$150	$4,417	$5,879
Total gains or losses (realized/unrealized):
Included in earnings-realized	—	(105)	1,187	1,082
Included in earnings-unrealized	—	—	—	—
Included in other comprehensive income	307	—	—	307
Purchases	—	—	—	—
Settlements	—	—	—	—
Transfers in and/or out of Level 3	—	—	(5,604)	(5,604)
Balance of Level 3 assets at March 31, 2014	$1,619	$45	$—	$1,664

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

	At March 31, 2014
	Total	Level 1	Level 2	Level 3
Assets at Fair Value:	(Dollars in thousands)
Impaired loans	$20,138	$—	$—	$20,138
Other real estate owned	15,784	—	15,784	—
Total	$35,922	$—	$15,784	$20,138

Significant Unobservable Inputs and Valuation Techniques of Level 3 Fair Value Measurements
For our fair value measurements classified in Level 3 of the fair value hierarchy as of March 31, 2014, a summary of the significant unobservable inputs and valuation techniques is as follows:

	Fair Value Measurement as of December 31, 2013	Valuation Techniques	Unobservable Inputs	Range	Weighted Average
	(Dollars in thousands)
Assets
Asset-backed security	$1,619	Third-Party Pricing	Marketability discount	N/A (1)
			Illiquidity discount	N/A (1)
Impaired loans	20,138	Third-Party Pricing	Appraisals	N/A (2)

Derivative assets - IRLC's	45	Market Approach	Pull-through rate	86% - 94%	93%
	$21,802

(1)	Information is unavailable as valuation was obtained from third-party pricing services.

(2)
We obtain appraisals for our various properties included within impaired loans which primarily rely upon market comparisons. These market comparisons support our assumption that the carrying value of the respective loans either requires or does not require additional impairment.

Fair Value Measurements for Other Financial Instruments
The table below provides estimated fair values and related carrying amounts of our financial instruments as of March 31, 2014 and December 31, 2013, excluding financial assets and liabilities which are recorded at fair value on a recurring basis.

	Estimated Fair Value
	At March 31, 2014					At December 31, 2013
	Carrying Value	Total	Level 1	Level 2	Level 3	Carrying Value	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$165,141	$165,141	$165,141	$—	$—	$106,940	$106,940	106,940	—	—
Interest-bearing deposits with financial institutions	2,423	2,423	2,423	—	—	2,423	2,423	2,423	—	—
Federal Reserve Bank of San Francisco and Federal Home Loan Bank stock	8,531	8,531	8,531	—	—	8,531	8,531	8,531	—	—
Loans, net	766,495	764,394	—	—	764,394	765,426	767,893	—	—	767,893
Accrued interest receivable	2,323	2,323	2,323	—	—	2,017	2,017	2,017	—	—
Financial liabilities:
Noninterest bearing deposits	196,707	196,707	196,707	—	—	203,942	203,942	203,942	—	—
Interest-bearing deposits	652,339	652,215	—	652,215	—	576,283	568,258	—	568,258	—
Borrowings	60,592	60,539	—	60,539	—	70,000	70,000	—	70,000	—
Junior subordinated debentures	17,527	17,527	—	17,527	—	17,527	17,527	—	17,527	—
Accrued interest payable	2,482	2,482	2,482	—	—	2,285	2,285	2,285	—	—
Information Regarding Derivative Financial Instruments
The following table includes information for the derivative assets and liabilities for the periods presented:

				Total Gains (Losses)
	Notional Balance			Three Months Ended		Year Ended
	March 31, 2014	March 31, 2013	December 31, 2013	March 31, 2014	March 31, 2013	December 31, 2013
	(Dollars in thousands)
Derivative assets - IRLC’s	$1,249	$10,347	$6,638	$(106)	$(262)	$(430)
Derivative liabilities - TBAs	8,500	18,495	12,000	(93)	70	190

4. Investments
Securities Available For Sale, at Fair Value
The following table sets forth the major components of securities available for sale and a compares the amortized costs and estimated fair market values of, and the gross unrealized gains and losses on, these securities at March 31, 2014 and December 31, 2013:

(Dollars in thousands)	March 31, 2014				December 31, 2013
	Amortized Cost	Gross Unrealized		Estimated Fair Value	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gain	Loss			Gain	Loss
Securities Available for Sale
U.S. Treasury securities	$700	$—	$—	$700	$700	$—	$—	$700
Mortgage backed securities issued by U.S. Agencies(1)	58,778	17	(2,120)	56,675	60,514	13	(2,719)	57,808
Collateralized mortgage obligations issued by non agencies(1)	933	—	(26)	907	1,572	—	(48)	1,524
Asset backed security(2)	2,101	—	(482)	1,619	2,218	—	(906)	1,312
Mutual funds(3)	4,672	—	—	4,672	4,645	—	—	4,645
Total	$67,184	$17	$(2,628)	$64,573	$69,649	$13	$(3,673)	$65,989

(1)	Secured by closed-end first liens on 1-4 family residential mortgages.

(2)	Comprised of a security that represents an interest in a pool of trust preferred securities issued by U.S.-based banks and insurance companies.

(3)	Consists primarily of mutual fund investments in closed-end first lien 1-4 family residential mortgages.
At March 31, 2014, U.S. agency mortgage backed securities and U.S. Treasury securities with an aggregate fair market value of $10.4 million were pledged to secure repurchase agreements, local agency deposits and treasury, tax and loan accounts. At December 31, 2013, U.S. agency mortgage backed securities and collateralized mortgage obligations with an aggregate fair market value of $9.5 million were pledged to secure FHLB borrowings, repurchase agreements, local agency deposits and treasury, tax and loan accounts.
The amortized cost and estimated fair values of securities available for sale at March 31, 2014 and December 31, 2013 are shown in the tables below by contractual maturities taking into consideration historical prepayments based on the prior twelve months of principal payments. Expected maturities will differ from contractual maturities and historical prepayments, particularly with respect to collateralized mortgage obligations, primarily because prepayment rates are affected by changes in conditions in the interest rate market and, therefore, future prepayment rates may differ from historical prepayment rates.

	At March 31, 2014 Maturing in
(Dollars in thousands)	One year or less	Over one year through five years	Over five years through ten years	Over ten Years	Total
Securities available for sale, amortized cost	$7,253	$27,979	$20,050	$11,902	$67,184
Securities available for sale, estimated fair value	7,036	27,181	19,323	11,033	64,573
Weighted average yield	1.43%	1.70%	1.61%	1.35%	1.58%

	At December 31, 2013 Maturing in
(Dollars in thousands)	One year or less	Over one year through five years	Over five years through ten years	Over ten Years	Total
Securities available for sale, amortized cost	$8,111	$28,690	$20,514	$12,334	$69,649
Securities available for sale, estimated fair value	7,816	27,664	19,586	10,923	65,989
Weighted average yield	1.52%	1.70%	1.60%	1.34%	1.59%

We recognized gains on sales of securities available for sale of $23 thousand on sale proceeds of $6.2 million during the three months ended March 31, 2013. We had no sales of securities available for sale during the three months ended March 31, 2014.
The tables below indicate, as of March 31, 2014 and December 31, 2013, the gross unrealized losses and fair values of our investments, aggregated by investment category, and length of time that the individual securities have been in a continuous unrealized loss position.

	Securities with Unrealized Loss at March 31, 2014
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Residential mortgage backed securities issued by U.S. Agencies	$25,155	$(577)	$30,220	$(1,543)	$55,375	$(2,120)
Residential collateralized mortgage obligations issued by non-agencies	—	—	907	(26)	907	(26)
Asset backed security	—	—	1,619	(482)	1,619	(482)
Total	$25,155	$(577)	$32,746	$(2,051)	$57,901	$(2,628)

	Securities With Unrealized Loss as of December 31, 2013
	Less than 12 months		12 months or more		Total
(Dollars In thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Residential mortgage backed securities issued by U.S. Agencies	$25,808	$(806)	$30,688	$(1,913)	$56,496	$(2,719)
Residential collateralized mortgage obligations issued by non-agencies	586	(9)	938	(39)	1,524	(48)
Asset-backed security	—	—	1,313	(906)	1,313	(906)
Total	$26,394	$(815)	$32,939	$(2,858)	$59,333	$(3,673)

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
Through the impairment assessment process, we determined that the available-for-sale securities discussed below were other-than-temporarily impaired at March 31, 2014. We recorded no impairment credit losses on available-for-sale securities in our consolidated statements of operations for the three months ended March 31, 2014 and 2013. The OTTI related to factors other than credit losses, in the aggregate amount of $0.5 million, and was recognized as other comprehensive loss in our accompanying consolidated statement of financial condition.

The table below presents, for the three months ended March 31, 2014, a roll-forward of OTTI in those instances when a portion of the OTTI was attributable to non-credit related factors and, therefore, was recognized in other comprehensive loss:

(Dollars in thousands)	Gross Other- Than- Temporary Impairments	Other-Than- Temporary Impairments Included in Other Comprehensive Loss	Net Other-Than- Temporary Impairments Included in Retained Earnings (Deficit)
Balance – December 31, 2013	$(1,459)	$(906)	$(553)
Change in market value on a security for which an OTTI was previously recognized	424	424	—
Balance – March 31, 2014	$(1,035)	$(482)	$(553)
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
Based on our OTTI assessment process, we determined that there is one asset-backed security in our portfolio of securities held for sale that was impaired as of March 31, 2014. This security is a multi-class, cash flow collateralized bond obligation backed by a pool of trust preferred securities issued by a diversified pool of 56 issuers that consisted of 45 U.S. depository institutions and 11 insurance companies at the time of the security’s issuance in November 2007. We purchased $3.0 million face amount of this security in November 2007 at a price of 95.21% for a total purchase price of $2.9 million, out of a total of $363 million of this security sold at the time of issuance. The security that we own (CUSIP 74042CAE8) is the mezzanine class B piece security with a variable interest rate of 3 month LIBOR plus 60 basis points, which had a rating of Aa2 and AA by Moody’s and Fitch, respectively, at the time of issuance in 2007.
As of March 31, 2014, the amortized cost of this security was $2.1 million with a fair value of $1.6 million, for an unrealized loss of approximately $0.5 million. As of March 31, 2014, the security had a Ca rating from Moody’s and a CCC rating from Fitch and had experienced $42.5 million in defaults (12.5% of total current collateral) and $26.5 million in deferring securities (7.8% of total current collateral) from issuance to March 31, 2014. We estimate that the security could experience another $90.5 million in defaults before the issuer would not receive all of the contractual cash flows under this security. This analysis is based on the following assumptions: future default rates of 3.3%, prepayment rates of 1% until maturity, and 15% recovery of future defaults.

We have made a determination that the remainder of our securities with respect to which there were unrealized losses as of March 31, 2014 are not other-than-temporarily impaired, because we have concluded that we have the ability to continue to hold those securities until their respective fair market values increase above their respective amortized costs or, if necessary, until their respective maturities. In reaching that conclusion we considered a number of factors and other information, which included: (i) the significance of each such security, (ii) the amount of the unrealized losses attributable to each such security, (iii) our liquidity position, (iv) the impact that retention of those securities could have on our capital position and (v) our evaluation of the expected future performance of these securities (based on the criteria discussed above).

Other Investments
Beginning in the fourth quarter of 2013, we had one investment in a limited partnership which is accounted for under the equity method of accounting and included within other assets of the consolidated statements of financial condition. As of March 31, 2014 and December 31, 2013, our other investment was as follows:

	March 31, 2014	December 31, 2013
	(Dollars in thousands)
Investment accounted for under the equity method	$2,044	$2,025

5. Loans and Allowance for Loan and Lease Losses
The loan portfolio consisted of the following at:

	March 31, 2014		December 31, 2013
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial loans	$229,259	29.4%	$226,450	29.2%
Commercial real estate loans – owner occupied	170,322	21.9%	174,221	22.4%
Commercial real estate loans – all other	182,632	23.5%	177,884	22.9%
Residential mortgage loans – multi-family	95,959	12.3%	96,565	12.4%
Residential mortgage loans – single family	74,342	9.5%	75,660	9.7%
Land development loans	18,265	2.3%	18,458	2.4%
Consumer loans	7,856	1.0%	7,599	1.0%
Gross loans	778,635	100.0%	776,837	100.0%
Deferred fee income, net	(200)		(53)
Allowance for loan and lease losses	(11,940)		(11,358)
Loans, net	$766,495		$765,426
At March 31, 2014 and December 31, 2013, real estate loans of approximately $223 million and $230 million, respectively, were pledged to secure borrowings obtained from the FHLB.
Allowance for Loan and Lease Losses (“ALLL”)
The ALLL represents our estimate of credit losses in our loan and lease portfolio that are probable and estimable at the balance sheet date. We employ economic models that are based on bank regulatory guidelines, industry standards and our own historical loan loss experience, as well as a number of more subjective qualitative factors, to determine both the sufficiency of the ALLL and the amount of the provisions that are required to be made for potential loan losses to increase or replenish the ALLL.

The ALLL is first determined by (i) analyzing all classified loans (graded as “Substandard” or “Doubtful” under our internal credit quality grading parameters) on non-accrual status for loss exposure and (ii) establishing specific reserves as needed. ASC 310-10 defines loan impairment as the existence of uncertainty concerning collection of all principal and interest in accordance with the contractual terms of a loan. For collateral dependent loans, impairment is typically measured by comparing the loan amount to the fair value of collateral, less estimated costs to sell, with any "shortfall" amount charged off. Other methods can be used in estimating impairment, including market price and the present value of expected future cash flows discounted at the loan’s original interest rate. We are an active lender with the U.S. Small Business Administration and many of the loans originated have a guaranteed percentage of the balances.  The ALLL reserves are calculated against the non-guaranteed loan balances.
On a quarterly basis, we utilize a classification migration model and individual loan review analytical tools as starting points for determining the adequacy of the ALLL for homogenous pools of loans that are not subject to specific reserve allocations. Our loss migration analysis tracks a certain number of quarters of loan loss history and industry loss factors to determine historical losses by classification category for each loan type, except certain consumer loans. We then apply these calculated loss factors, together with qualitative factors based on external economic conditions and trends and internal assessments, to the outstanding loan balances in each homogenous group of loans, and then, using our internal credit quality grading parameters, we grade the loans as “Pass,” “Special Mention,” “Substandard” or “Doubtful”. We also conduct individual loan review analysis, as part of the ALLL allocation process, applying specific monitoring policies and procedures in analyzing the existing loan portfolio. This grading is based on the credit classifications of assets as prescribed by government regulations and industry standards and is separated into the following groups:

•
Pass: Loans classified as pass include current loans performing in accordance with contractual terms, installment/consumer loans that are not individually risk rated, and loans which exhibit certain risk factors that require greater than usual monitoring by management.

•
Special mention: Loans classified as special mention, while generally not delinquent, have potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or in the Bank’s credit position at some future date.

•
Substandard: Loans classified as substandard have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. There is a distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.

•
Doubtful: Loans classified as doubtful have all the weaknesses inherent in a substandard loan, and may also be at delinquency status and have defined weaknesses based on currently existing facts, conditions and values making collection or liquidation in full highly questionable and improbable.

Set forth below is a summary of the activity in the ALLL during the three months ended March 31, 2014 and year ended December 31, 2013:

	Three Months Ended March 31, 2014	Year Ended December 31, 2013

	(In thousands)
Balance, beginning of period	$11,358	$10,881
Charged off loans	(210)	(6,458)
Recoveries on loans previously charged off	342	2,430
Provision for loan and lease losses	450	4,505
Balance, end of period	$11,940	$11,358

Set forth below is information regarding loan balances and the related ALLL, by portfolio type, as of March 31, 2014 and December 31, 2013 (excluding mortgage loans held for sale (“LHFS”)).

(Dollars in thousands)	Commercial	Real Estate	Land Development	Consumer and Single Family Mortgages	Total
ALLL in the three months ended March 31, 2014:
Balance at beginning of period	$5,812	$4,517	$165	$864	$11,358
Charge offs	(110)	—	—	(100)	(210)
Recoveries	283	18	—	41	342
Provision	3	504	(11)	(46)	450
Balance at end of period	$5,988	$5,039	$154	$759	$11,940
ALLL balance at end of the period related to:
Loans individually evaluated for impairment	$666	$—	$—	$—	$666
Loans collectively evaluated for impairment	$5,322	$5,039	$154	$759	$11,274
Loans balance at end of the period:
Loans individually evaluated for impairment	$8,513	$8,091	$380	$3,154	$20,138
Loans collectively evaluated for impairment	220,746	440,822	17,885	79,044	758,497
Ending Balance	$229,259	$448,913	$18,265	$82,198	$778,635
ALLL in the year ended December 31, 2013:
Balance at beginning of year	$6,340	$3,487	$248	$806	$10,881
Charge offs	(5,945)	(308)	(5)	(200)	(6,458)
Recoveries	2,337	5	54	34	2,430
Provision	3,080	1,333	(132)	224	4,505
Balance at end of year	$5,812	$4,517	$165	$864	$11,358
ALLL Balance at end of year related to:
Loans individually evaluated for impairment	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	$5,812	$4,517	$165	$864	$11,358
Loans balance at end of year:
Loans individually evaluated for impairment	$10,484	$8,451	$391	$4,834	$24,160
Loans collectively evaluated for impairment	215,966	440,219	18,067	78,425	752,677
Ending Balance	$226,450	$448,670	$18,458	$83,259	$776,837

Credit Quality
The amounts of nonperforming assets and delinquencies that occur within our loan portfolio factors in our evaluation of the adequacy of the ALLL.
The following table provides a summary of the delinquency status of loans by portfolio type at March 31, 2014 and December 31, 2013:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater	Total Past Due	Current	Total Loans Outstanding	Loans >90 Days and Accruing
At March 31, 2014
Commercial loans	$1,416	$—	$266	$1,682	$227,577	$229,259	$—
Commercial real estate loans – owner-occupied	—	—	—	—	170,322	170,322	—
Commercial real estate loans – all other	—	—	2,117	2,117	180,515	182,632	—
Residential mortgage loans – multi-family	—	—	—	—	95,959	95,959	—
Residential mortgage loans – single family	—	137	—	137	74,205	74,342	—
Land development loans	—	—	—	—	18,265	18,265	—
Consumer loans	—	—	—	—	7,856	7,856	—
Total	$1,416	$137	$2,383	$3,936	$774,699	$778,635	$—
At December 31, 2013
Commercial loans	$—	$—	$2,192	$2,192	$224,258	$226,450	$—
Commercial real estate loans – owner-occupied	—	—	—	—	174,221	174,221	—
Commercial real estate loans – all other	—	—	2,117	2,117	175,767	177,884	—
Residential mortgage loans – multi-family	—	—	—	—	96,565	96,565	—
Residential mortgage loans – single family	748	—	—	748	74,912	75,660	—
Land development loans	—	—	—	—	18,458	18,458	—
Consumer loans	450	—	—	450	7,149	7,599	—
Total	$1,198	$—	$4,309	$5,507	$771,330	$776,837	$—
Generally, the accrual of interest on a loan is discontinued when principal or interest payments become more than 90 days past due, unless we believe that the loan is adequately collateralized and it is in the process of collection. There were no loans 90 days or more past due and still accruing interest at March 31, 2014 or December 31, 2013. In certain instances, when a loan is placed on non-accrual status, previously accrued but unpaid interest is reversed against current income. Subsequent collections of cash are applied as principal reductions when received, except when the ultimate collectability of principal is probable, in which case such payments are applied to accrued and unpaid interest, which is credited to income. Non-accrual loans may be restored to accrual status when principal and interest become current and full repayment becomes expected.
The following table provides information with respect to loans on nonaccrual status, by portfolio type, as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
	(Dollars in thousands)
Nonaccrual loans:
Commercial loans	$3,577	$5,371
Commercial real estate loans – owner occupied	1,754	1,773
Commercial real estate loans – all other	2,117	2,117
Residential mortgage loans – single family	209	1,874
Land development loans	379	391
Total	$8,036	$11,526

 We classify our loan portfolio using internal credit quality ratings. The following table provides a summary of loans by portfolio type and our internal credit quality ratings as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
	(Dollars in thousands)
Pass:
Commercial loans	$218,503	$212,938
Commercial real estate loans – owner occupied	164,966	167,947
Commercial real estate loans – all other	165,611	161,970
Residential mortgage loans – multi family	90,811	91,375
Residential mortgage loans – single family	73,400	73,786
Land development loans	9,935	10,047
Consumer loans	7,856	7,599
Total pass loans	$731,082	$725,662
Special Mention:
Commercial loans	$49	$52
Residential mortgage loans – multi family	—	5,190
Total special mention loans	$49	$5,242
Substandard:
Commercial loans	$10,707	$13,396
Commercial real estate loans – owner occupied	5,356	6,274
Commercial real estate loans – all other	17,021	15,914
Residential mortgage loans – multi family	5,148	—
Residential mortgage loans – single family	942	1,874
Land development loans	8,330	8,410
Total substandard loans	$47,504	$45,868
Doubtful:
Commercial loans	$—	$65
Total doubtful loans	$—	$65
Total Outstanding Loans, gross:	$778,635	$776,837
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
The following table sets forth information regarding impaired loans, at March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
	(Dollars in thousands)
Impaired loans:
Nonaccruing loans	$4,708	$5,590
Nonaccruing restructured loans	3,328	5,936
Accruing restructured loans (1)	12,102	12,634
Accruing impaired loans	—	—
Total impaired loans	$20,138	$24,160
Impaired loans less than 90 days delinquent and included in total impaired loans	$17,755	$21,968

(1)	See "Troubled Debt Restructurings" below for a description of accruing restructured loans at March 31, 2014 and December 31, 2013.
The table below contains additional information with respect to impaired loans, by portfolio type, as of and for the three months ended March 31, 2014 and as of and for the year ended December 31, 2013:

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance (1)	Average Recorded Investment	Interest Income Recognized
2014 Loans with no specific reserves established:
Commercial loans	$7,324	$7,781	$—	$8,035	$50
Commercial real estate loans – owner occupied	1,754	1,872	—	2,477	—
Commercial real estate loans – all other	6,337	6,383	—	9,377	64
Residential mortgage loans – multi-family	—	—	—	—	—
Residential mortgage loans – single family	3,154	3,444	—	2,298	20
Land development loans	380	405	—	397	—
Consumer loans	—	—	—	—	—
Total	18,949	19,885	—	22,584	134
2014 Loans with specific reserves established:
Commercial loans	$1,189	$1,238	$666	$1,261	$28
Commercial real estate loans – owner occupied	—	—	—	—	—
Commercial real estate loans – all other	—	—	—	—	—
Residential mortgage loans – multi-family	—	—	—	—	—
Residential mortgage loans – single family	—	—	—	—	—
Land development loans	—	—	—	—	—
Consumer loans	—	—	—	—	—
Total	1,189	1,238	666	1,261	28
2014 Total:
Commercial loans	$8,513	$9,019	$666	$9,296	$78
Commercial real estate loans – owner occupied	1,754	1,872	—	2,477	—
Commercial real estate loans – all other	6,337	6,383	—	9,377	64
Residential mortgage loans – multi-family	—	—	—	—	—
Residential mortgage loans – single family	3,154	3,444	—	2,298	20
Land development loans	380	405	—	397	—
Consumer loans	—	—	—	—	—
Total	20,138	21,123	666	23,845	162
2013 Loans with no specific reserves established:
Commercial loans	$10,484	$13,908	$—	$8,691	$496
Commercial real estate loans – owner occupied	1,773	1,872	—	3,121	—
Commercial real estate loans – all other	6,678	6,711	—	12,119	188
Residential mortgage loans – multi-family	—	—	—	—	—
Residential mortgage loans – single family	4,834	5,263	—	1,716	187
Land development loans	391	409	—	302	12
Consumer loans	—	—	—	—	—
Total	24,160	28,163	—	25,949	883
2013 Loans with specific reserves established:
Commercial loans	$—	$—	$—	$—	$—
Commercial real estate loans – owner occupied	—	—	—	—	—
Commercial real estate loans – all other	—	—	—	—	—
Residential mortgage loans – multi-family	—	—	—	—	—
Residential mortgage loans – single family	—	—	—	—	—
Land development loans	—	—	—	—	—
Consumer loans	—	—	—	—	—
Total	—	—	—	—	—
2013 Total:
Commercial loans	$10,484	$13,908	$—	$8,691	$496
Commercial real estate loans – owner occupied	1,773	1,872	—	3,121	—
Commercial real estate loans – all other	6,678	6,711	—	12,119	188
Residential mortgage loans – multi-family	—	—	—	—	—
Residential mortgage loans – single family	4,834	5,263	—	1,716	187
Land development loans	391	409	—	302	12
Consumer loans	—	—	—	—	—
Total	24,160	28,163	—	25,949	883

(1)
When the discounted cash flows, collateral value or market price equals or exceeds the recorded investment in the loan, then specific reserves are not required to be set aside for the loan within the ALLL. This typically occurs when the impaired loans have been partially charged-off and/or there have been interest payments received and applied to the balance of the principal outstanding.

At March 31, 2014 and December 31, 2013 there were $18.9 million and $24.2 million, respectively, of impaired loans for which no specific reserves had been allocated because these loans, in our judgment, were sufficiently collateralized. Of the impaired loans at March 31, 2014 for which no specific reserves were allocated, $17.9 million had been deemed impaired in the prior year.
We had average investments in impaired loans of $23.8 million, $25.9 million and $38.5 million during the three months ended March 31, 2014, December 31, 2013 and March 31, 2013, respectively. The interest that would have been earned had the impaired loans remained current in accordance with their original terms was $0.1 million, $0.5 million and $0.2 million during the three months ended March 31, 2014, December 31, 2013 and March 31, 2013, respectively.
Troubled Debt Restructurings (“TDRs”)
Pursuant to the FASB's ASU No. 2011-2, A Creditor's Determination of whether a Restructuring is a Troubled Debt Restructuring , the Bank's TDRs totaled $15.4 million and $18.6 million at March 31, 2014 and December 31, 2013, respectively. TDRs consist of loans to which modifications have been made for the purpose of alleviating temporary impairments of the borrowers' financial condition and cash flows. Those modifications have come in the forms of changes in amortization terms, reductions in interest rates, interest only payments and, in limited cases, concessions to outstanding loan balances. The modifications are made as part of workout plans we enter into with the borrower that are designed to provide a bridge for the borrowers' cash flow shortfalls in the near term. If a borrower works through the near term issues, then in most cases, the original contractual terms of the borrowers' loan will be reinstated.
Of the $15.4 million of TDRs outstanding at March 31, 2014, $12.1 million were performing in accordance with their terms and accruing interest; and $3.3 million were not. Our impairment analysis determined no specific reserves were required on the TDR balances outstanding at March 31, 2014.
The following table presents loans restructured as TDRs during the three months ended March 31, 2014 and 2013:

	Three Months Ended
	March 31, 2014			March 31, 2013
(Dollars in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Performing
Commercial real estate – all other	—	—	—	1	613	613
	—	—	—	1	613	613
Nonperforming
Land development loans	—	—	—	1	439	439
	—	—	—	1	439	439
Total Troubled Debt Restructurings	—	—	—	2	1,052	1,052
As of March 31, 2014, TDRs totaled $15.4 million as compared to $18.6 million at December 31, 2013. The decrease in TDRs was primarily the result of foreclosure and transfer to OREO of a commercial loan for $1.8 million and $1.0 million in principal payments.
During the three months ended March 31, 2014 and 2013, we had no TDRs that were modified within the preceding 12-month period which subsequently defaulted.

6. Income Taxes
For the three months ended March 31, 2014, we recorded no income tax provision and we recorded an income tax benefit of $1.6 million for the three months ended March 31, 2013. The tax benefit during the three months ended March 31, 2013 was primarily related to the release of the remainder of a valuation allowance, which we had established against our deferred tax asset by means of non-cash charges to the provision for income taxes prior to 2013. Net operating losses in 2013 created a net operating loss (“NOL”) credit for future use against taxable income against which we recorded a valuation allowance. As a result of taxable income generated and the utilization of the NOL credit during the three months ended March 31, 2014, we had no income tax provision and our net deferred tax asset at March 31, 2014 was $7.1 million, net of a valuation allowance of $11.7 million. This is a decrease of $0.4 million from the December 31, 2013 balance of $7.6 million, net of a valuation allowance of $12.5 million.
We file income tax returns with the U.S. federal government and the state of California. As of March 31, 2014, we were subject to examination by the Internal Revenue Service with respect to our U.S. federal tax returns for the 2010 to 2013 tax years and Franchise Tax Board for California state income tax returns for the 2009 to 2013 tax years. NOLs on our U.S.

federal and California state income tax returns may be carried forward twenty years. We do not believe there will be any material adverse changes in our unrecognized tax benefits over the next 12 months.
Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of tax expense. We did not have any accrued interest or penalties associated with any unrecognized tax benefits, and no interest expense was recognized during the quarter ended March 31, 2014 and 2013.
7. Stock-Based Employee Compensation Plans
In May 2010, our shareholders approved the adoption of our 2010 Equity Incentive Plan (the “2010 Incentive Plan”), which authorized and set aside a total of 400,000 shares of our common stock for issuance on the exercise of stock options or the grant of restricted stock or other equity incentives to our officers, and other key employees and directors. An additional 158,211 shares of common stock were also set aside which was equal to the total of the shares that were available for the grant of equity incentives under our shareholder-approved 2008 and 2004 Equity Incentive Plans (the "Previously Approved Plans") at the time of the adoption of the 2010 Incentive Plan. Options to purchase a total of 964,804 shares of our common stock granted under the Previously Approved Plans were outstanding at March 31, 2014. The 2010 Incentive Plan provides that if any of the these outstanding options under the Previously Approved Plans expire or are terminated for any reason, then the number of shares that would become available for grants or awards of equity incentives under the 2010 Incentive Plan would be increased by an equivalent number of shares. At the Annual Shareholders meeting held in May 2013, our shareholders approved an additional 800,000 share increase in the maximum number of shares of our common stock that may be issued pursuant to grants or exercises of options or restricted shares or other equity incentives under the 2010 Incentive Plan. As a result, as of March 31, 2014, the maximum number of shares that were authorized for the grant of options or other equity incentives under the 2010 Incentive Plan totaled 2,323,015, or approximately 12% of the shares of our common stock then outstanding.
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
Under FASB ASC 718-10, we are required to recognize, in our financial statements, the fair value of the options or any restricted shares that we grant as compensation cost over their respective service periods. The fair values of the options that were outstanding at March 31, 2014 under the 2010 Incentive Plan were estimated as of their respective dates of grant using the Black-Scholes option-pricing model. The Company under the 2010 Incentive Plan granted restricted stock for the benefit of its employees. These restricted shares vest over a period of three years. The recipients of restricted shares have the right to vote all shares subject to such grant and receive all dividends with respect to such shares whether or not the shares have vested. The recipients do not pay any cash consideration for the shares.
Stock Options
The table below summarizes the weighted average assumptions used to determine the fair values of the options granted during the following periods:

	Three Months Ended March 31,
Assumptions with respect to:	2014	2013(1)
Expected volatility	44%	—%
Risk-free interest rate	2.08%	—%
Expected dividends	0.61%	—%
Expected term (years)	6.7	—
Weighted average fair value of options granted during period	$2.75	$—

(1)    We did not grant any options during the first quarter of 2013.
The following table summarizes the stock option activity under the Company’s equity incentive plans during the three months ended March 31, 2014 and 2013, respectively.

	Number of Shares	Weighted- Average Exercise Price Per Share	Number of Shares	Weighted- Average Exercise Price Per Share
	2014		2013
Outstanding – January 1,	1,821,000	$6.88	1,566,965	$6.90
Granted	41,892	6.18	—	—
Exercised	(65,000)	3.51	(6,100)	3.49
Forfeited/Canceled	(235,100)	11.22	(45,100)	5.98
Outstanding – March 31,	1,562,792	6.35	1,515,765	6.94
Options Exercisable – March 31,	771,107	$6.61	975,444	$7.86
Options Vested – March 31,	771,107	$6.61	975,444	$7.86
Options to purchase 65,000 and 6,100 shares of our common stock were exercised during the three months ended March 31, 2014 and 2013, respectively. The aggregate intrinsic value of options exercised during the three months ended March 31, 2014 and 2013 was $174 thousand and $2 thousand, respectively. The fair values of options that vested during each of the three months ended March 31, 2014 and 2013 was $0.1 million, respectively.
The following table provides additional information regarding the vested and unvested options that were outstanding at March 31, 2014.

Options Outstanding as of March 31, 2014					Options Exercisable as of March 31, 2014(1)
	Vested	Unvested	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Shares	Weighted Average Exercise Price
$2.97 – $5.99	501,831	119,769	$4.23	7.04	501,831	$4.09
$6.00 – $9.99	112,976	671,916	6.36	9.11	112,976	6.59
$10.00 – $12.99	30,000	—	11.04	0.28	30,000	11.04
$13.00 – $17.99	106,800	—	15.13	1.24	106,800	15.13
$18.00 – $18.84	19,500	—	18.06	1.84	19,500	18.06
	771,107	791,685	$6.35	7.49	771,107	$6.61

(1)	The weighted average remaining contractual life of the options that were exercisable as of March 31, 2014 was 5.86 years.
The aggregate intrinsic values of options that were outstanding and exercisable under the 2010 Incentive Plan at March 31, 2014 and December 31, 2013 was $1.1 million and $1.2 million, respectively.

A summary of the status of the unvested options outstanding as of March 31, 2014, and changes in the weighted average grant date fair values of the unvested options during the three months ended March 31, 2014, are set forth in the following table.

	Number of Shares Subject to Options	Weighted Average Grant Date Fair Value
Unvested at December 31, 2013	785,566	$2.57
Granted	41,892	2.75
Vested	(34,773)	2.00
Forfeited/Cancelled	(1,000)	2.68
Unvested at March 31, 2014	791,685	2.60

The aggregate amounts of stock based compensation expense recognized in our consolidated statements of operations for the three months ended March 31, 2014 and 2013 were $0.3 million and $0.2 million, respectively, in each case net of taxes. At March 31, 2014, the weighted average period over which nonvested awards were expected to be recognized was 1.24 years.
Restricted Stock
We issued 18,608 shares of restricted stock under the 2010 Incentive Plan during the three months ended March 31, 2014, at a price of $6.18 that vest on an annual prorated basis over the next three years. The following table summarizes the activity related to restricted stock granted, vested and forfeited under our equity incentive plans during the three months ended March 31, 2014.

	Number of Shares	Average Grant Date Fair Value
Outstanding at January 1, 2014	141,284	6.23
Granted	18,608	$6.18
Vested	—	—
Forfeited	—	—
Outstanding at March 31, 2014	159,892	$6.23
Compensation Expense
We expect that the compensation expense that will be recognized during the periods presented below in respect of stock options and restricted stock outstanding at March 31, 2014, will be as follows:

	Estimated Stock Based Compensation Expense Stock Options	Estimated Stock Based Compensation Expense Restricted Stock	Estimated Stock Based Compensation Expense Total
(Dollars in thousands)
For the years ending December 31,
Remainder of 2014	$594,247	$222,900	$817,147
2015	555,827	297,200	853,027
2016	272,887	238,106	510,993
2017	36,472	7,336	43,808
2018 and beyond	25,852	—	25,852
	$1,485,285	$765,542	$2,250,827

8. Earnings Per Share (“EPS”)
Basic EPS excludes dilution and is computed by dividing net income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock that would then share in our earnings.

The following table shows how we computed basic and diluted EPS for the three months ended March 31, 2014 and 2013.

(In thousands, except per share data)	For the Three Months Ended March 31,
	2014	2013
Numerator:
Net (loss) income from continuing operations	$(733)	$(2,354)
Accumulated declared dividends on preferred stock	—	—
Accumulated undeclared dividends on preferred stock	(296)	(296)
Numerator for basic and diluted net (loss) income from continuing operations	(1,029)	(2,650)
Net income (loss) from discontinued operations	1,184	(815)
Numerator for basic and diluted net income (loss) available to common shareholders	$155	$(3,465)
Denominator:
Basic weighted average outstanding shares of common stock	19,146	16,733
Dilutive effect of employee stock options and warrants	—	—
Diluted weighted average common stock and common stock equivalents	19,146	16,733
Basic income (loss) per common share:
Net (loss) income from continuing operations	$(0.05)	$(0.16)
Net income (loss) from discontinued operations	$0.06	$(0.05)
Net income (loss) available to common shareholders	$0.01	$(0.21)
Diluted income (loss) per common share:
Net (loss) income from continuing operations	$(0.05)	$(0.16)
Net income (loss) from discontinued operations	$0.06	$(0.05)
Net (loss) income available to common shareholders	$0.01	$(0.21)
The shares that have an antidilutive effect in the calculation of diluted net loss per share and have been excluded from the computations above were as follows:

	For the Three Months Ended March 31,
	2014	2013
Stock options(1)	1,562,792	1,515,765
Shares subject to stock purchase warrants(2)	761,278	761,278

(1)	Stock options were excluded from the computation of diluted earnings per common share for the three months ended March 31, 2014 and March 31, 2013 as we reported a net loss from continuing operations.

(2)
Stock purchase warrants were excluded from the computation of diluted earnings per common share for the three months ended March 31, 2014 and 2013 because the exercisability of those warrants is conditioned on the happening of certain future events.

9. Shareholders’ Equity
Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss as of March 31, 2014 and December 31, 2013 was as follows:

	Unrealized Gain (Loss) on Securities Available-for-Sale, net of tax	Unrealized Gain (Loss) on Supplemental Executive Plan Expense, net	Accumulated Other Comprehensive Income, Net
	(Dollars in thousands)
Ending balance as of December 31, 2012	$(545)	$(20)	$(565)
Other comprehensive loss before reclassifications, net of tax benefit of $1,141 thousand (1)	(1,635)	—	(1,635)
Amounts reclassified from accumulated other comprehensive loss, net of tax provision of $18 thousand and tax provision of $10 thousand, respectively (2)	26	20	46
Other comprehensive (loss) income, net of tax benefit of $1,123 thousand and tax expense $10 thousand, respectively	(1,609)	20	(1,589)
Ending balance as of December 31, 2013	$(2,154)	$—	$(2,154)
Other comprehensive income before reclassifications, net of tax benefit of $431 thousand (1)	617	—	617
Amounts reclassified from accumulated other comprehensive income, net of tax	—	—	—
Other comprehensive income, net of tax benefit of $431 thousand	617	—	617
Ending balance as of March 31, 2014	$(1,537)	$—	$(1,537)

(1)	Tax impact included in Deferred tax assets.

(2)
Gross amounts related to Unrealized Gain (Loss) on Securities Available-for-Sale, net of tax are included in Net gains on sale of securities available for sale. Gross amounts related to Unrealized Gain (Loss) on Supplemental Executive Plan Expense, net are included in Salaries and employee benefits. Related tax impact amounts are included in Income tax provision (benefit).

10. Commitments and Contingencies
Repurchase Reserves
We maintain reserves for possible repurchases that we may be required to make of certain of the mortgage loans which we sell as a result of deficiencies or defects that may be found to exist in such loans. The Company’s repurchase reserve also covers returns of any premiums earned and administrative fees pertaining to the repurchase of mortgage loans that did not meet investor guidelines, including potential loss of advances on Veterans Affairs or Federal Housing Authority Ginnie Mae loans. We repurchased $1.3 million of loans during the three months ended March 31, 2014 by adjusting the gains on sale recorded for these loans. No loans were repurchased during the three months ended March 31, 2013. We review the repurchase reserves throughout the year for adequacy. The following table sets forth information, at March 31, 2014 and December 31, 2013, with respect to such reserves:

	March 31, 2014	December 31, 2013
Beginning balance	$1,883	$906
Provision for repurchases	17	1,041
Settlements	—	(64)
Total repurchases reserve	$1,900	$1,883
Commitments
To meet the financing needs of our customers in the normal course of business, we are a party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements. At March 31, 2014 and December 31, 2013, we were committed to fund certain loans including letters of credit amounting to approximately $139 million and $138 million, respectively. The contractual amounts of a credit-related financial instrument, such as a commitment to extend credit, a credit-card arrangement or a letter of credit, represents the amount of potential accounting loss should the commitment be fully drawn upon, the customer were to default, and the value of any existing collateral securing the customer’s payment obligation becomes worthless. The loss reserve for unfunded loan commitments was $225,000 at both March 31, 2014 and December 31, 2013.
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
In accordance with applicable accounting guidance, we assess the likelihood of any loss or exposure with respect to lawsuits and other proceedings that are pending against us. We establish an accrued liability for lawsuits or other legal proceedings when they present loss contingencies that are both probable and estimable. Where a loss is not probable but it is reasonably possible or where a loss in excess of an amount accrued is reasonably possible, we disclose an estimate of the amount of the loss or range of possible losses for the claim if a reasonable estimate can be made, unless the amount of reasonably possible losses with respect to the matter is not material to our financial condition, results of operations or cash flows. We estimate any potential loss based upon currently available information and significant judgments and a variety of assumptions, and known and unknown uncertainties. Moreover, the facts and circumstances on which such estimates are based will change over time. Therefore, the amount of any losses we might incur in any lawsuits or other legal proceedings may exceed amounts which we had accrued based on our estimates and those estimates do not represent the maximum loss exposure that we may have in connection with any lawsuits or other legal proceedings.
Based on our evaluation of the lawsuits and other proceedings that were pending against us as of March 31, 2014, the outcomes in those suits or other proceedings are not expected to have, either individually or in the aggregate, a material adverse effect on our consolidated financial position, results of operations or cash flows. However, in light of the inherent uncertainties involved, some of which are beyond our control, and the very large or indeterminate damages often sought in such legal actions or proceedings, an adverse outcome in one or more of these suits or proceedings could be material to our results of operations or cash flows for any particular reporting period.

11. Discontinued Operations
During the fourth quarter of 2013, the Bank announced the closure of our mortgage banking business, which is scheduled to occur in the first half of 2014. Accordingly, all income and expense related to the mortgage banking business have been removed from continuing operations and are included in the consolidated statements of operations under the caption "Income (loss) from discontinued operations."

	Three Months Ended March 31,
	2014	2013
	(Dollars in thousands)
Revenues(1)	$1,767	$1,920
Pre-tax income (loss)	$1,184	$(1,185)

(1)	Net interest income plus noninterest income.
We established a reserve of $3.1 million in December 2013 for our estimated cost of discontinuing the mortgage banking business, which is included in our loss from discontinued operations in our statement of operations. This reserve primarily included severance and fees related to contract and lease terminations. Assets related to discontinued operations primarily consist of mortgage loans held for sale (see below), mortgage servicing rights (see below), fixed assets, and our derivative financial instruments (see Fair Value Measurements footnote above for more information regarding our derivatives). As of March 31, 2014, $1.8 million of the reserve remained outstanding.
Mortgage Loans Held for Sale

A summary of the unpaid principal balances of LHFS for which the fair value option has been elected, by type, is presented below:

	March 31, 2014	December 31, 2013
	(Dollars in thousands)
Government	$2,890	$2,616
Conventional	820	3,138
Jumbo	—	1,177
Fair value adjustment	67	(15)
Total mortgage loans held-for-sale at fair value	$3,777	$6,916
We did not have any delinquent or nonaccrual LHFS as of March 31, 2014.
Gains on LHFS for the three months ended March 31, 2014 and 2013 were as follows:

	Three Months Ended March 31,
	2014	2013
	(Dollars in thousands)
Gain on sale of mortgage loans	$347	$3,910
Net loan servicing	221	198
Unrealized gains (losses) from derivative financial statements	(240)	(191)
Realized gains (losses) from derivative financial instruments	(255)	152
Mark to market (loss) gain on LHFS	82	(1,582)
Direct origination (expenses) fees, net	(101)	(979)
Provision for repurchases	(17)	(51)
Total gain on LHFS	$37	$1,457
Mortgage Servicing Rights
We sometimes retain mortgage servicing rights on mortgage loans that we sell. Such rights represent the net positive cash flows generated from the servicing of such mortgage loans and we recognize such rights as assets on our statements of financial condition based on their estimated fair values. We receive servicing fees, less any subservicing costs, on the unpaid principal balances of such mortgage loans. Those fees are collected from the monthly payments made by the mortgagors or from the proceeds of the sale or foreclosure and liquidation of the underlying real property collateralizing the loans. We also generally receive various mortgagor-contracted fees, such as late charges, collateral reconveyance charges and nonsufficient fund fees. In addition, we generally are entitled to retain interest earned on funds held pending remittance (or float) related to the collection of principal, interest, taxes and insurance payments on the mortgage loans which we service. As of March 31, 2014 and December 31, 2013, mortgage servicing rights totaled $5.6 million and $4.4 million, respectively, and are included in assets of discontinued operations in the accompanying consolidated statements of financial condition. See Note 13, Subsequent Event for additional information.
The Bank accounts for mortgage servicing rights at fair value with changes in fair value recorded in income from discontinued operations in the consolidated statements of operations. The table below presents the activity for mortgage servicing rights for the three months ended March 31, 2014 and 2013.

Rollforward of Fair Value of Mortgage Servicing Rights	Three Months Ended March 31,
(Dollars in thousands)	2014	2013
Balance, beginning of period	$4,417	$2,801
Additions	60	425
Payoffs	(31)	(120)
Impact due to changes in Constant Prepayment Rate (“CPR”)	—	376
Changes in fair value resulting from valuation inputs or assumptions	1,158	(218)
Balance, end of period	$5,604	$3,264

Rollforward of Unpaid Principal Balance of Mortgage Servicing Portfolio	Three Months Ended March 31,
(Dollars in thousands)	2014	2013
Balance, beginning of period	$506,664	$457,062
Additions	5,420	58,571
Payoffs	(2,765)	(21,815)
Impact due to changes in CPR	—	(2,189)
Changes in fair value resulting from valuation inputs or assumptions	(2,736)	—
Balance, end of period	$506,583	$491,629
The following table sets forth the principal amounts of the mortgage loans we were servicing, categorized by type of loan, at March 31, 2014 and March 31, 2013:

	Unpaid Principal Balance as of
(Dollars in thousands)	March 31, 2014	December 31, 2013
Government	$394,682	$404,432
Conventional	111,901	102,232
Total loans serviced	$506,583	$506,664

12. Business Segment Information
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
The following table sets forth information regarding the net interest income and noninterest income for our commercial banking and discontinued operations segments, respectively, for the three months ended March 31, 2014 and 2013.

(Dollars in thousands)	Commercial	Other	Total from continuing operations	Discontinued Operations	Total including discontinued operations
Net interest income for the period ended: March 31,
2014	$7,841	$3	$7,844	$74	$7,918
2013	$7,265	$(101)	$7,164	$193	$7,357
Noninterest income for the period ended: March 31,
2014	$1,178	$116	$1,294	$1,689	$2,983
2013	$346	$—	$346	$1,687	$2,033
Segment Assets at:
March 31, 2014	$1,030,782	$15,032	$1,045,814	$9,784	$1,055,598
December 31, 2013	$968,507	$15,887	$984,394	$12,189	$996,583

13. Subsequent Event
On April 1, 2014, we entered into a definitive agreement to sell the mortgage servicing rights on loans with a total unpaid principal balance of $2.1 million as of March 31, 2014 to Castle Mortgage Corporation ("Castle") for 12.5 basis points, or approximately $2.7 thousand. On April 21, 2014, we entered into a definitive agreement to sell the remainder of our mortgage servicing rights on loans with a total unpaid principal balance at March 31, 2014 of $504.5 million to Freedom Mortgage Corporation ("Freedom") for 113 basis points, or approximately $5.6 million. At March 31, 2014 we recorded the fair value of the mortgage servicing rights based upon these contractual sales amounts resulting in an increase in the fair value of these assets by $1.2 million, which is included in income from discontinued operations in the consolidated statements of operations. The transactions with Freedom and Castle closed on April 30, 2014 with the initial settlement payment based upon total unpaid principal balance as of April 24, 2014 of $468.6 million and $2.1 million, respectively. The final purchase price will be based upon unpaid principal balances as of April 30, 2014.

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
In addition to the risk of incurring loan losses, which is an inherent risk of the banking business, these risks and uncertainties include, but are not limited to, the following: the risk that the economic recovery in the United States, which is still relatively fragile, will be adversely affected by domestic or international economic conditions, which could cause us to incur additional loan losses and adversely affect our results of operations in the future; uncertainties and risks with respect to the effects that our compliance with the written agreement (the “FRBSF Agreement”) with the Federal Reserve Bank of San Francisco (the “FRBSF”) will have on our business and results of operations because, among other things, the FRBSF Agreement imposes restrictions on our operations and our ability to grow our banking franchise, and the risk of potential future supervisory action against us or the Bank (as defined below) by the FRBSF if we are unable to meet the requirements of the FRBSF Agreement; the risk that our results of operations in the future will continue to be adversely affected by our exit from the wholesale and residential mortgage lending businesses and the risk that our commercial banking business will not generate the additional revenues needed to fully offset the decline in our mortgage banking revenues within the next two to three years; the risk that our interest margins and, therefore, our net interest income will be adversely affected by changes in prevailing interest rates; the risk that we will not succeed in further reducing our remaining nonperforming assets, in which event we would face the prospect of further loan charge-offs and write-downs of assets; the risk that we will not be able to manage our interest rate risks effectively, in which event our operating results could be harmed; the prospect that government regulation of banking and other financial services organizations will increase, causing our costs of doing business to increase and restricting our ability to take advantage of business and growth opportunities. Additional information regarding these and other risks and uncertainties to which our business is subject is contained in our Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Form 10-K”) that we filed with the Securities and Exchange Commission (“SEC”) on March 14, 2014, and readers of this report are urged to review the additional information contained in that report, and in any subsequent Quarterly Report on Form 10-Q that we file with the SEC. We urge you to read those risk factors in conjunction with your review of the following discussion and analysis of our results of operations for the three months ended, and our financial condition at, March 31, 2014.
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

Overview
The following discussion presents information about our consolidated results of operations, financial condition, liquidity and capital resources and should be read in conjunction with our consolidated financial statements and the notes thereto included in Item 1 above of this Quarterly Report.
Our principal operating subsidiary is Pacific Mercantile Bank (the “Bank”), which is a California state chartered bank. The Bank accounts for substantially all of our consolidated revenues, expenses and income and our consolidated assets and liabilities. Accordingly, the following discussion focuses primarily on the Bank’s results of operations and financial condition.
As of March 31, 2014, our total assets, net loans and total deposits were $1.1 billion, $766 million and $849 million, respectively.

The Bank, which is headquartered in Orange County, California, approximately 40 miles south of Los Angeles, conducts a commercial banking business in Orange, Los Angeles, San Bernardino and San Diego counties in Southern California. The Bank is also a member of the Federal Reserve System and its deposits are insured, to the maximum extent permitted by law, by the Federal Deposit Insurance Corporation (the “FDIC”). For the three months ended March 31, 2014 and 2013 we operated as one reportable segment, Commercial Banking, and one non-reportable segment, Discontinued Operations.
Unless the context otherwise requires, the “Company,” “we,” “our,” “ours,” and “us” refer to Pacific Mercantile Bancorp and its consolidated subsidiaries.

Current Developments
The Company has made substantial progress in efforts to wind down the residential mortgage division. During the first quarter of 2014 all of the loan applications that were in process at the time of the announcement to discontinue residential mortgage lending were funded, closed by the applicant, or denied. At March 31, 2014, the Bank only had 10 remaining employees in the mortgage division, down from 77 employees at December 31, 2013. In April 2014, the Bank also finalized arrangements to sell its portfolio of mortgage servicing rights in two separate transactions, which closed on April 30, 2014 and are described in more detail above in Item 1 of this Report under Note 13, Subsequent Event.
The Company has also furthered its efforts in laying the foundation for a full-fledged Asset Based Lending ("ABL") Group that was begun in 2013. The ABL Group will originate loans primarily secured by business receivables. In the first quarter of 2014, the ABL Group developed a pipeline of potential commercial banking relationships that will include an ABL credit facility along with products and services to meet the customers' depository needs. The Bank expects to commence with some of these relationships and to fund the ABL facilities during the second quarter of 2014.
The Company continued to expand its offerings through the Small Business Administration ("SBA") Programs and during the quarter funded $12.2 million in loans through the 7(a) Program and sold $9.2 million of the guaranteed portion of those loans, which resulted in a $686 thousand gain during the quarter ended March 31, 2014. The Company plans to continue its efforts to originate and sell SBA 7(a) loans.
Results of Operations
Discontinued Operations
During the fourth quarter of 2013, the Bank announced its decision to exit the mortgage banking business and is expected to complete the wind down of the mortgage banking business during the first half of 2014. In connection with our exit from the mortgage banking business, the revenues and expenses of our mortgage banking division have been classified as discontinued operations for all periods presented. As a result, all comparisons below reflect the continuing results of our operations. Income from discontinued operations was $1.2 million for the three months ended March 31, 2014, while loss from discontinued operations was $0.8 million for the three months ended March 31, 2013. At March 31, 2014 we recorded the fair value of the mortgage servicing rights based upon these contractual sales amounts contained in the definitive agreements to sell such rights, resulting in an increase in the fair value of these assets by $1.2 million, which is included in income from discontinued operations in the consolidated statements of operations. This compares to a loss from the mortgage banking operations prior to the decision to discontinue the mortgage banking business. For additional information, see Note 11, Discontinued Operations, included in Item 1 of this Quarterly Report.
Operating Results for the Three Months Ended March 31, 2014 and 2013
Our operating results for the three months ended March 31, 2014, compared to March 31, 2013, were as follows:

	Three Months Ended March 31,		2014 vs. 2013 % Change
	2014	2013
	(Dollars in thousands)
Interest income	9,287	8,752	6.1%
Interest expense	1,443	1,588	(9.1)%
Provision for loan and lease losses	450	1,150	(60.9)%
Non-interest income	1,294	346	274.0%
Non-interest expense	9,421	10,273	(8.3)%
Income tax provision (benefit)	—	(1,559)	(100.0)%
Net (loss) income from continuing operations	(733)	(2,354)	(68.9)%
Net income (loss) from discontinued operations	1,184	(815)	(245.3)%
Net income (loss)	155	(3,465)	(104.5)%
Interest Income
Total interest income increased 6.1% to $9.3 million for the three months ended March 31, 2014 from $8.8 million for the three months ended March 31, 2013, with an average yield on interest-earning assets of 3.86% for the three months ended March 31, 2014 compared to 3.68% for the three months ended March 31, 2013. This increase was primarily due to an increase in interest income on loans during the three months ended March 31, 2014 compared to the same prior year period. During the three months ended March 31, 2014 and 2013, interest income on loans was $8.8 million and $8.3 million, respectively, yielding 4.58% and 4.66% on average loan balances of $779.2 million and $721.0 million, respectively. The increase in the average loan balances is attributable to an increase in loan demand. The decrease in loan yield is primarily attributable to the actions of the Board of Governors of the Federal Reserve System (“Federal Reserve Board”) to keep short-term interest rates low.
During each of the three months ended March 31, 2014 and 2013, interest income from our securities available-for-sale and stock, was $0.4 million, yielding 2.29% and 1.65% on average balances of $73.7 million and $91.0 million, respectively. The average securities balances decreased as a result of sales and maturities of, and payments on, securities which we did not fully replace due to liquidity needs. The investment yield increase is primarily due to lower premium amortization attributable to slower projected prepayment speeds on our securities available-for-sale, returning our prepayment speed to normal as compared to the accelerated prepayment speed seen in the prior year. Interest income from our short-term investments, including our federal funds sold and interest-bearing deposits, was $0.1 million for each of the three months ended March 31, 2014 and 2013, yielding 0.26% and 0.25% on average balances of $122.3 million and $153.4 million, respectively. The average balances of short-term investments decreased as a result of a reduction in our funds held at the FRBSF. As a result, total interest income on investments remained flat for the three months ended March 31, 2014 and 2013.
Interest Expense
Total interest expense decreased 9.1% to $1.4 million for the three months ended March 31, 2014 from $1.6 million for the three months ended March 31, 2013. The decrease was primarily due to a decrease in average interest-bearing liabilities of $709.4 million and $748.5 million at March 31, 2014 and 2013, respectively, yielding a cost of funds of 0.82% and 0.86%, respectively, which consisted of deposits, borrowings and junior subordinated debentures. Interest expense on our certificates of deposit for the three months ended March 31, 2014 and 2013, was $1.0 million and $1.1 million, respectively, yielding 0.98% and 0.97% on average balances of $425.6 million and $478.8 million, respectively. The decrease in the average balances is primarily the result of a decision we made to reduce the rates of interest we paid on higher priced time deposits in 2013, thereby reducing interest expense. During the three months ended March 31, 2014, we increased the rates of interest we pay on our higher priced time deposits in order to decrease our loan-to-deposit ratio and increase our liquidity, which partially offset the decrease in the volume of time deposits. The decrease in interest expense is also attributable to the declines in the interest rates we paid on money market and savings deposits as a result of the actions of the Federal Reserve Board to keep short-term interest rates low.
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
The following tables set forth information regarding our average balance sheet, yields on interest earning assets, interest expense on interest-bearing liabilities, the interest rate spread and the interest rate margin for the three months ended March 31, 2014 and 2013. Average balances are calculated based on average daily balances.

	Three Months Ended March 31,
	2014			2013
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest earning assets
Short-term investments(1)	$122,321	$77	0.26%	$153,409	$95	0.25%
Securities available for sale and stock(2)	73,736	417	2.29%	90,967	370	1.65%
Loans(3)	779,165	8,793	4.58%	720,967	8,287	4.66%
Total interest-earning assets	975,222	9,287	3.86%	965,343	8,752	3.68%
Interest-bearing liabilities:
Interest-bearing checking accounts	$33,898	$24	0.29%	$33,228	$21	0.26%
Money market and savings accounts	163,034	130	0.32%	168,355	198	0.48%
Certificates of deposit	425,620	1,031	0.98%	478,840	1,146	0.97%
Other borrowings	69,315	151	0.88%	50,444	92	0.74%
Junior subordinated debentures	17,527	107	2.48%	17,682	131	3.00%
Total interest bearing liabilities	709,394	1,443	0.82%	748,549	1,588	0.86%
Net interest income		$7,844			$7,164
Net interest income/spread			3.04%			2.82%
Net interest margin			3.26%			3.01%

(1)	Short-term investments consist of federal funds sold and interest bearing deposits that we maintain at other financial institutions.

(2)	Stock consists of Federal Home Loan Bank of San Francisco (“FHLB”) stock and FRBSF stock.

(3)	Loans include the average balance of nonaccrual loans.
The following table sets forth changes in interest income, including loan fees, and interest paid in each of the three months ended March 31, 2014 and 2013 and the extent to which those changes were attributable to changes in (i) the volumes of or in the rates of interest earned on interest-earning assets and (ii) the volumes of or in the rates of interest paid on our interest-bearing liabilities.

	Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013 Increase (Decrease) due to Changes in
	Volume	Rates	Total Increase (Decrease)
	(Dollars in thousands)
Interest income
Short-term investments(1)	$(20)	$2	$(18)
Securities available for sale and stock(2)	(79)	126	47
Loans	659	(153)	506
Total earning assets	560	(25)	535
Interest expense
Interest-bearing checking accounts	—	3	3
Money market and savings accounts	(6)	(62)	(68)
Certificates of deposit	(129)	14	(115)
Borrowings	39	20	59
Junior subordinated debentures	(1)	(23)	(24)
Total interest-bearing liabilities	(97)	(48)	(145)
Net interest income	$657	$23	$680

(1)	Short-term investments consist of federal funds sold and interest bearing deposits that we maintain at financial institutions.

(2)	Stock consists of FHLB stock and FRBSF stock.
Provision for Loan and Lease Losses
We maintain reserves to provide for loan losses that occur in the ordinary course of the banking business. When it is determined that the payment in full of a loan has become unlikely, the carrying value of the loan is reduced ("written down") to what management believes is its realizable value or, if it is determined that a loan no longer has any realizable value, the carrying value of the loan is written off in its entirety (a loan "charge-off"). Loan charge-offs and write-downs are charged against our allowance for loan and lease losses (“ALLL”). The amount of the ALLL is increased periodically to replenish the ALLL after it has been reduced due to loan write-downs or charge-offs. The ALLL also is increased or decreased periodically to reflect increases or decreases in the volume of outstanding loans and to take account of changes in the risk of potential loan losses due to a deterioration or improvement in the condition of borrowers or in the value of properties securing non-performing loans or adverse changes or improvements in economic conditions. Increases in the ALLL are made through a charge, recorded as an expense in the statement of operations, referred to as the "provision for loan and lease losses." Recoveries of loans previously charged-off are added back to and, therefore, to that extent increase the ALLL and reduce the amount of the provision for loan and lease losses that might otherwise have had to be made to replenish or increase the ALLL.
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
During the three months ended March 31, 2014, we recorded a provision for loan and lease losses of $0.5 million, as compared to $1.2 million recorded during the three months ended March 31, 2013. The $0.7 million decrease in the provision for loan and lease losses is primarily the result of net recoveries of $0.1 million for the three months ended March 31, 2014 versus net charge-offs of $1.0 million for the three months ended March 31, 2013.
See "—Financial Condition—Nonperforming Loans and the Allowance for Loan and Lease Losses" below in this Item 2 for additional information regarding the ALLL.
Noninterest Income
The following table identifies the components of and the percentage changes in noninterest income in the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	Amount	Amount	Percentage Change
	2014	2013	2014 vs. 2013
	(Dollars in thousands)
Service fees on deposits and other banking services	208	196	6.1%
Net gains on sale of securities available for sale	—	23	(100.0)%
Net gain on sale of small business administration loans	686	—	100.0%
Other	400	127	215.0%
Total noninterest income	$1,294	$346	274.0%
During the three months ended March 31, 2014, noninterest income increased by $0.9 million, or 274.0%, to $1.3 million from $0.3 million for the three months ended March 31, 2013. That increase was primarily due to an increase in the net gain on sale of commercial small business administration loans of $0.7 million.
Noninterest Expense
The following table sets forth the principal components and the amounts of, and the percentage changes in, noninterest expense in the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31,
	2014	2013	2014 vs. 2013
	Amount	Amount	Percent Change
	(Dollars in thousands)
Salaries and employee benefits	$5,604	$4,367	28.3%
Occupancy	589	489	20.4%
Equipment and depreciation	369	425	(13.2)%
Data processing	251	198	26.8%
FDIC expense	293	546	(46.3)%
Other real estate owned expense	861	2,117	(59.3)%
Professional fees	574	1,365	(57.9)%
(Recovery of) provision for contingencies	—	(260)	(100.0)%
Business development	94	129	100.0%
Advertising	19	30	(36.7)%
Insurance	137	148	100.0%
Other operating expenses (1)	630	719	(12.4)%
Total noninterest expense	$9,421	$10,273	(8.3)%

(1)	Other operating expenses primarily consist of telephone, investor relations, promotional, regulatory expenses, and correspondent bank fees.
During the three months ended March 31, 2014, noninterest expense decreased by $0.9 million, or 8.3%, to $9.4 million from $10.3 million for the three months ended March 31, 2013, primarily as a result of:

•
A decrease of $1.3 million in other real estate owned (“OREO”) expenses related to the reduction of older OREO that incurred more expenses to maintain and resolve in the first quarter of 2013, partially offset by newer OREO taken in collection of debts that have not incurred the same level of expense to maintain and resolve during the first quarter of 2014;

•	A decrease of $0.8 million in professional fees due to the settlement of certain lawsuits and a decline in nonperforming loans; and

•
An increase of $1.2 million in salaries and employee benefits related to the hiring of a new CEO and other key employees in 2013, increases in health care insurance costs, and increases in workers' compensation premiums.

Provision for (Benefit from ) Income Tax
For the three months ended March 31, 2014, we recorded no income tax provision and we recorded an income tax benefit of $1.6 million for the three months ended March 31, 2013. The tax benefit during the three months ended March 31, 2013 was primarily related to the release of the remainder of a valuation allowance, which we had established against our deferred tax asset by means of non-cash charges to the provision for income taxes prior to 2013. Significant net operating losses throughout 2013 required us to reestablish the valuation allowance we had previously reversed and created a net operating loss (“NOL”) credit for future use against taxable income. As a result of taxable income generated and the utilization of the NOL credit during the three months ended March 31, 2014, we had no income tax provision.
Financial Condition
Assets
Our total assets increased by $59 million to $1.1 billion at March 31, 2014 from $1.0 billion at December 31, 2013. The following table sets forth the composition of our interest earning assets at:

	March 31, 2014	December 31, 2013
	(Dollars in thousands)
Interest-bearing deposits with financial institutions (1)	$146,594	$93,451
Interest-bearing time deposits with financial institutions	2,423	2,423
Federal Reserve Bank of San Francisco and Federal Home Loan Bank Stock, at cost	8,531	8,531
Securities available for sale, at fair value	64,573	65,989
Loans (net of allowances of $11,940 and $11,358, respectively)	766,495	765,426

(1)	Includes interest-earning balances maintained at the FRBSF.
Investment Portfolio
Securities Available for Sale. Securities that we intend to hold for an indefinite period of time, but which may be sold in response to changes in liquidity needs, in interest rates, or in prepayment risks or other similar factors, are classified as “securities available for sale”. Such securities are recorded on our balance sheet at their respective fair values and increases or decreases in those values are recorded as unrealized gains or losses, respectively, and are reported as other comprehensive income (loss) on our accompanying consolidated balance sheets, rather than included in or deducted from our earnings.
The following is a summary of the major components of securities available for sale and a comparison of the amortized cost, estimated fair values and the gross unrealized gains and losses attributable to those securities, as of March 31, 2014 and December 31, 2013:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Securities available for sale at March 31, 2014:
U.S. Treasury securities	$700	$—	$—	$700
Mortgage backed securities issued by U.S. Agencies	58,778	17	(2,120)	56,675
Collateralized mortgage obligations issued by non agencies	933	—	(26)	907
Asset backed security	2,101	—	(482)	1,619
Mutual funds	4,672	—	—	4,672
Total securities available for sale	$67,184	$17	$(2,628)	$64,573
Securities available for sale at December 31, 2013:
U.S. Treasury securities	$700	$—	$—	$700
Mortgage backed securities issued by U.S. Agencies	60,514	13	(2,719)	57,808
Municipal securities	—	—	—	—
Collateralized mortgage obligations issued by non agencies	1,572	—	(48)	1,524
Asset backed security	2,218	—	(906)	1,312
Mutual funds	4,645	—	—	4,645
Total securities available for sale	$69,649	$13	$(3,673)	$65,989
The amortized cost of securities available for sale at March 31, 2014 is shown in the table below by contractual maturities taking into consideration historical prepayments based on the prior twelve months of principal payments. Expected maturities will differ from contractual maturities and historical prepayments, particularly with respect to collateralized mortgage obligations, primarily because prepayment rates are affected by changes in conditions in the interest rate market and, therefore, future prepayment rates may differ from historical prepayment rates.

	March 31, 2014 Maturing in
	One year or less		Over one year through five years		Over five years through ten years		Over ten years		Total
(Dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Securities available for sale:
U.S. Treasury securities	$700	0.06%	$—	—%	$—	—%	$—	—%	$700	0.06%
Mortgage-backed securities issued by U.S. Agencies	6,553	1.58%	22,374	1.58%	20,050	1.61%	9,801	1.64%	58,778	1.60%
Non-agency collateralized mortgage obligations	—	—	933	2.83%	—	—	—	—	933	2.83%
Asset backed securities	—	—	—	—%	—	—	2,101	—	2,101	—
Mutual funds	—	—	4,672	2.01%	—	—	—	—	4,672	2.01%
Total Securities Available for sale	$7,253	1.43%	$27,979	1.70%	$20,050	1.61%	$11,902	1.35%	$67,184	1.58%

Loans
The following table sets forth the composition, by loan category, of our loan portfolio at March 31, 2014 and December 31, 2013:

	March 31, 2014		December 31, 2013
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial loans	$229,259	29.4%	$226,450	29.2%
Commercial real estate loans – owner occupied	170,322	21.9%	174,221	22.4%
Commercial real estate loans – all other	182,632	23.5%	177,884	22.9%
Residential mortgage loans – multi-family	95,959	12.3%	96,565	12.4%
Residential mortgage loans – single family	74,342	9.5%	75,660	9.7%
Construction loans	—	—	—	—%
Land development loans	18,265	2.3%	18,458	2.4%
Consumer loans	7,856	1.0%	7,599	1.0%
Gross loans	778,635	100.0%	776,837	100.0%
Deferred fee costs (income), net	(200)		(53)
Allowance for loan and lease losses	(11,940)		(11,358)
Loans, net	$766,495		$765,426
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
The following table sets forth the maturity distribution of our loan portfolio (excluding single and multi-family residential mortgage loans and consumer loans) at March 31, 2014:

	March 31, 2014
	One Year or Less	Over One Year Through Five Years	Over Five Years	Total
	(Dollars in thousands)
Real estate loans(1)
Floating rate	$19,956	$66,090	$109,719	$195,765
Fixed rate	27,658	77,666	70,130	175,454
Commercial loans
Floating rate	24,033	9,058	7,902	40,993
Fixed rate	131,191	41,188	15,887	188,266
Total	$202,838	$194,002	$203,638	$600,478

(1)	Does not include mortgage loans on single or multi-family residences or consumer loans, which totaled $170.3 million and $7.9 million, respectively, at March 31, 2014.
Nonperforming Assets and Allowance for Loan and Lease Losses
Nonperforming Assets. Non-performing loans consist of (i) loans on non-accrual status which are loans on which the accrual of interest has been discontinued and include restructured loans when there has not been a history of past performance on debt service in accordance with the contractual terms of the restructured loans, and (ii) loans 90 days or more past due and still accruing interest. Non-performing assets are comprised of non-performing loans and OREO, which consists of real properties which we have acquired by or in lieu of foreclosure and which we intend to offer for sale.
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
The following table sets forth information regarding our nonperforming assets, as well as information regarding restructured loans, at March 31, 2014 and December 31, 2013:

	At March 31, 2014	At December 31, 2013
	(Dollars in thousands)
Nonaccrual loans:
Commercial loans	$3,577	$5,371
Commercial real estate	3,871	3,890
Residential real estate	209	1,874
Land development	379	391
Total nonaccrual loans	$8,036	$11,526
Loans past due 90 days and still accruing interest:
Total loans past due 90 days and still accruing interest	$—	$—
Other real estate owned (OREO):
Commercial real estate	$14,192	$9,569
Residential real estate	962	2,092
Construction and land development	630	630
Total other real estate owned	$15,784	$12,291
Other nonperforming assets:
Asset backed security	1,619	1,312
Total other nonperforming assets	$1,619	$1,312
Total nonperforming assets	$25,439	$25,129
Restructured loans:
Accruing loans	$12,102	$12,634
Nonaccruing loans (included in nonaccrual loans above)	3,328	5,936
Total restructured loans	$15,430	$18,570
As the above table indicates, nonaccrual loans decreased by approximately $3.5 million, or 30.3%, to $8.0 million at March 31, 2014, from $11.5 million at December 31, 2013, primarily due to (i) the foreclosure on a $1.8 million commercial loan, comprised of commercial real estate, and its resulting transfer to OREO, (ii) principal payments totaling $3.3 million, and (iii) offset by $2.3 million of loans added to nonaccrual status. We have allocated specific reserves within the ALLL to provide for losses we estimate we may incur on nonaccrual loans, and we have established specific reserves on OREO.
Information Regarding Impaired Loans. At March 31, 2014, loans deemed impaired totaled $20.1 million as compared to $24.2 million at December 31, 2013. We had an average investment in impaired loans of $23.8 million for the three months ended March 31, 2014 as compared to $25.9 million for the year ended December 31, 2013. The interest that would have been earned during the three months ended March 31, 2014 had the nonaccruing impaired loans remained current in accordance with their original terms was approximately $70 thousand.

The following table sets forth the amount of impaired loans to which a portion of the ALLL has been specifically allocated, and the aggregate amount so allocated, in accordance with Accounting Standards Codification (“ASC”) 310-10, and the amount of the ALLL and the amount of impaired loans for which no such allocations were made, in each case at March 31, 2014 and December 31, 2013:

	March 31, 2014			December 31, 2013
	Loans	Reserves for Loan Losses	% of Reserves to Loans	Loans	Reserves for Loan Losses	% of Reserves to Loans
	(Dollars in thousands)
Impaired loans with specific reserves	$1,189	$666	56.0%	$—	$—	—%
Impaired loans without specific reserves	18,949	—	—	24,160	—	—
Total impaired loans	$20,138	$666	3.3%	$24,160	$—	—%
The $4.0 million decrease in impaired loans to $20.1 million at March 31, 2014 from $24.2 million at December 31, 2013 was primarily attributable to the foreclosure and transfer to OREO of $1.8 million of nonaccrual loans, and $3.6 million of principal reduction due to note sales and principal payments, partially offset by $2.3 million of loans added to nonaccrual status. Accruing restructured loans were comprised of a number of loans performing in accordance with modified terms, which included lowering of interest rates, deferral of payments, or modifications to payment terms. Based on an internal analysis, using the current estimated fair values of the collateral or the discounted present values of the future estimated cash flows of the impaired loans, we concluded that, at March 31, 2014, $0.7 million of specific reserves were required on two impaired loans and that all remaining impaired loans were well secured and adequately collateralized with no specific reserves required.
Allowance for Loan and Lease Losses. The ALLL totaled $11.9 million, representing 1.53% of loans outstanding, at March 31, 2014, as compared to $11.4 million, or 1.46% of loans outstanding at December 31, 2013.
The adequacy of the ALLL is determined through periodic evaluations of the loan portfolio and other factors that can reasonably be expected to affect the ability of borrowers to meet their loan obligations. Those factors are inherently subjective as the process for determining the adequacy of the ALLL involves some significant estimates and assumptions about such matters such as (i) economic conditions and trends and the amounts and timing of expected future cash flows of borrowers which can affect their ability to meet their loan obligations to us, (ii) the fair value of the collateral securing non-performing loans, (iii) estimates of losses that we may incur on non-performing loans, which are determined on the basis of historical loss experience and industry loss factors and bank regulatory guidelines, which are subject to change, and (iv) various qualitative factors. Since those factors are subject to changes in economic and other conditions and changes in regulatory guidelines or other circumstances over which we have no control, the amount of the ALLL may prove to be insufficient to cover all of the loan losses we might incur in the future. In such an event, it may become necessary for us to increase the ALLL from time to time to maintain its adequacy. Such increases are effectuated by means of a charge to income, referred to as the “provision for loan and lease losses”, in our statements of our operations. See “—Results of Operations— Provision for Loan and Lease Losses, above in this Item 2.
The amount of the ALLL is first determined by assigning reserve ratios for all loans. All non-accrual loans and other loans classified as “Special Mention,” “Substandard” or “Doubtful” (“classified loans” or “classification categories”) and not fully collateralized are then assigned specific reserves within the ALLL, with greater reserve allocations made to loans deemed to be of a higher risk. These ratios are determined based on prior loss history and industry guidelines and loss factors, by type of loan, adjusted for current economic factors and current economic trends. Refer to Note 5, Loans and Allowance for Loan and Lease Losses for definitions related to our credit quality indicators stated above.
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
Set forth below is information regarding loan balances and the related ALLL, by portfolio type, for the three months ended March 31, 2014 and 2013 (excluding mortgage loans held for sale).

(Dollars in thousands)	Commercial	Real Estate	Land Development	Consumer and Single Family Mortgages	Total
ALLL for the three months ended March 31, 2014:
Balance at beginning of year	$5,812	$4,517	$165	$864	$11,358
Charge offs	(110)	—	—	(100)	(210)
Recoveries	283	18	—	41	342
Provision	3	504	(11)	(46)	450
Balance at end of year	$5,988	$5,039	$154	$759	$11,940
Ratio of net charge-offs to average loans outstanding (annualized)					(0.07)%
ALLL for the three months ended March 31, 2013:
Balance at beginning of year	$6,340	$3,487	$248	$806	$10,881
Charge offs	(1,170)	(308)	(5)	(2)	(1,485)
Recoveries	400	1	54	17	472
Provision	1,280	(127)	(81)	78	1,150
Balance at end of year	$6,850	$3,053	$216	$899	$11,018
Ratio of net charge-offs to average loans outstanding (annualized)					0.56%
The ALLL increased $0.6 million from December 31, 2013 to March 31, 2014 as a result of higher reserve factors over the quarterly loss migration cycle. The modest increase in reserves reflects an allocation of $0.7 million in specific reserves on total impaired loans of $20.1 million at March 31, 2014 from $24.2 million at December 31, 2013. The decrease in the provision for loan and lease losses from December 31, 2013 to March 31, 2014 was primarily the result of net recoveries of $0.1 million for the three months ended March 31, 2014 compared to net charge-offs of $4.0 million for the year ended December 31, 2013.
We classify our loan portfolios using internal credit quality ratings. The credit quality table in Note 5, Loans and Allowance for Loan and Lease Losses above in Item 1, provides a summary of loans by portfolio type and our internal credit quality ratings as of March 31, 2014 and December 31, 2013. Loans totaled approximately $778.6 million at March 31, 2014, an increase of $1.8 million from $776.8 million at December 31, 2013. The disaggregation of the loan portfolio by risk rating in the credit quality table located in Note 5 reflects the following changes that occurred between March 31, 2014 and December 31, 2013:

•
Loans rated "Pass" totaled $731.1 million, an increase of $5.4 million from $725.7 million at December 31, 2013. The increase was primarily attributable to new loan growth in commercial loans of $2.8 million and commercial real estate loans – all other of $4.7 million partially offset by the downgrade to "Substandard" of $2.9 million in commercial and commercial real estate loans – all other.

•
Loans rated "Special Mention" totaled $49 thousand, a decrease of $5.2 million from $5.2 million at December 31, 2013. The decrease was primarily the result of the downgrade to "Substandard" of a $5.2 million residential mortgage loan – multi family relationship in current status.

•
Loans rated "Substandard" totaled $47.5 million, an increase of $1.6 million from $45.9 million at December 31, 2013. This increase was primarily the result of approximately $8.0 million in loans downgraded to "Substandard", partially offset by $1.0 million of note sales, the foreclosure and transfer to OREO of a $1.8 million commercial loan and principal payments of $3.4 million.

We use a rolling twelve quarter loss migration analysis to determine the loss factors we will apply to each of the above-described loan classification categories. We previously used an eight quarter loss migration analysis through December 2013.  The economic cycle has improved based on delinquency balances to the drop in impaired loan balances over the past few years.  Management decided an eight quarter loss migration cycle may overweight the benefits of an improving economic cycle and revisited the general reserve factors as part of its normal review of the ALLL, resulting in an increased look-back period. As a result, for purposes of determining applicable loss factors at March 31, 2014, our migration analysis covered the period from March 31, 2011 to March 31, 2014. That migration analysis resulted in modest increases to the loss factors of our March 31, 2014 ALLL analysis, which we believe was consistent with and reasonably reflects current economic conditions and the risks that were inherent in our loan portfolio at March 31, 2014.
The table below sets forth loan delinquencies, by quarter, from March 31, 2014 to March 31, 2013.

	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
Loans Delinquent:	(Dollars in thousands)
90 days or more:
Commercial loans	$266	$2,192	$1,402	$756	$2,935
Commercial real estate	2,117	2,117	2,117	2,117	5,043
Residential mortgages	—	—	—	—	735
Land development loans	—	—	—	—	—
	2,383	4,309	3,519	2,873	8,713
30-89 days:
Commercial loans	1,416	—	4,977	4,592	5,255
Commercial real estate	—	—	—	4,792	6,103
Residential mortgages	137	748	—	—	—
Land development loans	—	—	—	—	—
Consumer loans	—	450	—	—	—
	1,553	1,198	4,977	9,384	11,358
Total Past Due(1):	$3,936	$5,507	$8,496	$12,257	$20,071

(1)	Past due balances include nonaccrual loans.
As the above table indicates, total past due loans decreased by $1.6 million, to $3.9 million at March 31, 2014 from $5.5 million at December 31, 2013. Loans past due 90 days or more decreased by $1.9 million, to $2.4 million at March 31, 2014, from $4.3 million at December 31, 2013, primarily due to the foreclosure and transfer of a $1.8 million commercial loan to OREO during the three months ended March 31, 2014.
Loans 30-89 days past due increased by $0.4 million to $1.6 million at March 31, 2014 from $1.2 million at December 31, 2013, primarily due to the addition of $1.6 million in primarily commercial loans, including a matured loan of $1.0 million which subsequently renewed terms after the quarter ended and returned to current status, partially offset by two loans totaling $1.2 million at December 31, 2013 returning to current status.
Deposits
Average Balances of and Average Interest Rates Paid on Deposits

Set forth below are the average amounts of, and the average rates paid on, deposits for the three months ended March 31, 2014 and year ended December 31, 2013:

	Three Months Ended March 31, 2014		Year Ended December 31, 2013
	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)
Noninterest bearing demand deposits	$186,308	—	$188,696	—
Interest-bearing checking accounts	33,898	0.29%	33,447	0.28%
Money market and savings deposits	163,034	0.32%	155,352	0.36%
Time deposits(1)	425,620	0.98%	354,720	1.06%
Total deposits	$808,860	0.59%	$732,215	0.60%

(1)	Comprised of time certificates of deposit in denominations of less than and more than $100,000.
Deposit Totals
Deposits totaled $849.0 million at March 31, 2014 as compared to $780.2 million at December 31, 2013. The following table provides information regarding the mix of our deposits at March 31, 2014 and December 31, 2013:

	At March 31, 2014		At December 31, 2013
	Amounts	% of Total Deposits	Amounts	% of Total Deposits
	(Dollars in thousands)
Core deposits
Noninterest bearing demand deposits	$196,707	23.2%	$203,942	26.1%
Savings and other interest-bearing transaction deposits	196,808	23.2%	197,614	25.3%
Time deposits	455,531	53.7%	378,669	48.5%
Total deposits	$849,046	100.0%	$780,225	100.0%
At March 31, 2014, noninterest-bearing deposits totaled $196.7 million, and 23.2% of total deposits, as compared to $203.9 million, and 26.1% of total deposits at December 31, 2013. Certificates of deposit in denominations of $100,000 or more, on which we pay higher rates of interest than on other deposits, aggregated $402.1 million, or 47.4%, of total deposits at March 31, 2014, as compared to $327.6 million, and 42.0%, of total deposits at December 31, 2013.
Set forth below is a maturity schedule of domestic time certificates of deposit outstanding at March 31, 2014 and December 31, 2013:

	March 31, 2014		December 31, 2013
Maturities	Certificates of Deposit Under $ 100,000	Certificates of Deposit $100,000 or more	Certificates of Deposit Under $100,000	Certificates of Deposit $100,000 or more
	(Dollars in thousands)
Three months or less	$7,848	$38,420	$19,581	$90,694
Over three and through six months	9,845	51,522	7,359	36,946
Over six and through twelve months	25,625	222,308	17,735	149,919
Over twelve months	10,125	89,838	6,354	50,081
Total	$53,443	$402,088	$51,029	$327,640

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
The table below sets forth information concerning our rate sensitive assets and liabilities at March 31, 2014. The assets and liabilities are classified by the earlier maturity or repricing dates in accordance with their contractual terms. As described above, certain shortcomings are inherent in the method of analysis presented in this table.

	Three Months or Less	Through Twelve Months	Over One Year Through Five Years	Over Five Years	Non-Interest Bearing	Total
Assets	(Dollars in thousands)
Interest-bearing time deposits in other financial institutions	$1,423	$1,000	$—	$—	$—	$2,423
Securities available-for-sale	9,901	6,832	26,976	20,864	—	64,573
Federal Home Loan Bank of San Francisco and Federal Reserve Bank of San Francisco stock	8,531	—	—	—	—	8,531
Interest-bearing deposits with financial institutions	146,594	—	—	—	—	146,594
Loans held for sale, at fair value	3,777	—	—	—	—	3,777
Loans, gross	300,820	92,681	294,189	90,745	—	778,435
Noninterest earning assets, net	—	—	—	—	51,265	51,265
Total assets	$471,046	$100,513	$321,165	$111,609	$51,265	$1,055,598
Liabilities and Shareholders' Equity
Noninterest bearing deposits	$—	$—	$—	$—	$196,707	$196,707
Interest-bearing deposits(1)(2)	243,882	309,901	98,906	—	(350)	652,339
Borrowings	13,092	17,500	30,000	—	—	60,592
Junior subordinated debentures	17,527	—	—	—	—	17,527
Other liabilities	—	—	—	—	11,703	11,703
Shareholders' equity	—	—	—	—	116,730	116,730
Total liabilities and shareholders' equity	$274,501	$327,401	$128,906	$—	$324,790	$1,055,598
Interest rate sensitivity gap	$196,545	$(226,888)	$192,259	$111,609	$(273,525)	$—
Cumulative interest rate sensitivity gap	$196,545	$(30,343)	$161,916	$273,525	$—	$—
Cumulative % of rate sensitive assets in maturity period	45%	54%	85%	95%	100%
Rate sensitive assets to rate sensitive liabilities and shareholders' equity	172%	31%	249%	—%	16%
Cumulative ratio	172%	95%	122%	137%	100%
At March 31, 2014, our rate sensitive balance sheet was shown to be in a negative twelve-month gap position. This would imply that our net interest margin would decrease in the short-term if interest rates were to rise and would increase in the short-term if interest rates were to fall. However, as noted above, the extent to which our net interest margin will be impacted by changes in prevailing interest rates will depend on a number of factors, including how quickly rate sensitive assets and liabilities react to interest rate changes, the mix of our interest-earning assets (loans versus other lower yielding interest-earning assets, such as securities or federal funds sold) and the mix of our interest-bearing deposits (between, for example, lower interest core deposits and higher cost time certificates of deposit) and our other interest-bearing liabilities.

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
Our liquid assets, which included cash and due from banks, federal funds sold, interest earning deposits that we maintain with financial institutions and unpledged securities available for sale (excluding FRBSF and FHLB stock) totaled $208.9 million, which represented 20% of total assets, at March 31, 2014. We believe that our cash and cash equivalent resources, together with available borrowings under our credit facilities, will be sufficient to meet normal operating requirements for at least the next twelve months, including to enable us to meet any increase in deposit withdrawals that might occur in the foreseeable future.
Cash Flow Provided by (Used in) Operating Activities. During the three months ended March 31, 2014, operating activities provided net cash of $1.8 million, comprised primarily of $1.0 million provided by our discontinued operations and our net income of $0.5 million. During the three months ended March 31, 2013, operating activities provided net cash of $23.5 million, comprised primarily of $28.5 million provided by our discontinued operations, partially offset by our net loss of $3.2 million.
Cash Flow (Used in) Provided by Investing Activities. During the three months ended March 31, 2014, investing activities used net cash of $3.3 million, primarily attributable to $6.7 million used to fund an increase in loans, partially offset by $2.4 million of cash from maturities of and principal payments on securities available for sale and $1.1 million of proceeds from sales of OREO. During the three months ended March 31, 2013, investing activities provided net cash of $30.5 million, primarily comprised of $6.2 million from sales of securities available for sale, $5.3 million of cash from maturities and principal payments on securities available for sale, a $6.1 million decrease in commercial loans held for sale, and $13.1 million provided by loan paydowns.
Cash Flow Used in Financing Activities. During the three months ended March 31, 2014, financing activities provided net cash of $59.6 million, consisting primarily of a $76.1 million net increase in interest bearing deposits, which resulted primarily from a decision to increase the rates of interest we pay on our higher priced time deposits in order to decrease our loan-to-deposit ratio and increase our liquidity, partially offset by a $9.4 million decrease in borrowings, and an increase in noninterest bearing deposits of $7.2 million. During the three months ended March 31, 2013, financing activities used net cash of $24.8 million, consisting primarily of $29.8 million net decrease in deposits as a result of a decision to decrease the rates paid on higher priced time deposits in order to decrease our cost of funds, and a $10.0 million decrease in borrowings, partially offset by net proceeds of $15.0 million from a private placement of shares of our common stock in March 2013.
Ratio of Loans to Deposits. The relationship between gross loans and total deposits can provide a useful measure of a bank’s liquidity. Since repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loan-to-deposit ratio the less liquid are our assets. On the other hand, since we realize greater yields on loans than we do on investments, a lower loan-to-deposit ratio can adversely affect interest income and earnings. As a result, our goal is to achieve a loan-to-deposit ratio that appropriately balances the requirements of liquidity and the need to generate a fair return on our assets. At March 31, 2014 and December 31, 2013, the loan-to-deposit ratio was 92% and 100%, respectively.
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
The following table sets forth the capital and capital ratios of the Company (on a consolidated basis) and the Bank (on a stand-alone basis) at March 31, 2014, as compared to the respective regulatory requirements applicable to them.

			Applicable Federal Regulatory Requirement
			For Capital Adequacy Purposes		To be Categorized As Well Capital
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total Capital to Risk Weighted Assets:
Company	$138,615	17.4%	$63,575	At least 8.0	N/A	N/A
Bank	118,247	15.2%	62,391	At least 8.0	$77,989	At least 10.0
Tier 1 Capital to Risk Weighted Assets:
Company	$128,631	16.2%	$31,787	At least 4.0	N/A	N/A
Bank	108,445	13.9%	31,195	At least 4.0	$46,793	At least 6.0
Tier 1 Capital to Average Assets:
Company	$128,631	12.6%	$40,706	At least 4.0	N/A	N/A
Bank	108,445	10.8%	40,082	At least 4.0	$50,102	At least 5.0
At March 31, 2014 the Bank (on a stand-alone basis) continued to qualify as a well-capitalized institution, and the Company continued to exceed the minimum required capital ratios applicable to it, under the capital adequacy guidelines described above.
The consolidated total capital and Tier 1 capital of the Company at March 31, 2014 includes an aggregate of $17.0 million principal amount of the $17.5 million of junior subordinated debentures that we issued in 2002 and 2004. We contributed the net proceeds from the sales of the junior subordinated debentures to the Bank over the nine year period ended March 31, 2014, thereby providing it with additional cash to fund the growth of its banking operations and, at the same time, to increase its total capital and Tier 1 capital.
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

The Company and the Bank have made substantial progress with respect to several of these requirements, including a requirement, achieved in August 2011, that the Bank raise additional capital to increase its ratio of adjusted tangible shareholders’ equity-to-tangible assets to 9.00%. The Company is committed to achieving all of the requirements on a timely basis. Formal termination of the FRBSF Agreement requires an express determination by the FRBSF to the effect that substantial compliance with all of the provisions have been achieved. A failure by the Company or the Bank to meet any of those remaining requirements could be deemed by the FRBSF to be conducting business in an unsafe manner which could subject the Company or the Bank to further regulatory enforcement action. See “Risks and uncertainties posed by the FRBSF Agreement to which we and the Bank are subject” under Item 1A “Risk Factors” in Part I of our 2013 Form 10-K.
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
The principal source of cash available to a bank holding company consists of cash dividends from its bank subsidiaries. There are currently several restrictions on the Bank’s ability to pay us cash dividends in addition to the FRBSF Agreement discussed above. Government regulations, including the laws of the State of California, as they pertain to the payment of cash dividends by California state chartered banks, also limit the amount of funds that the Bank is permitted to dividend to us. Further, Section 23(a) of the Federal Reserve Act limits the amounts that a bank may loan to its bank holding company to an aggregate of no more than 10% of the bank subsidiary’s capital surplus and retained earnings and requires that such loans be secured by specified assets of the bank holding company. See Note 15, Shareholders’ Equity in the notes to our consolidated financial statements in Part II of our 2013 Form 10-K for more detail regarding the restrictions on dividends and inter-company transactions. While restrictions on the payment of dividends from the Bank to us exist, there are no restrictions on the dividends that may be paid to us by PM Asset Resolution, Inc. (“PMAR”), a wholly owned subsidiary we organized during the first quarter of 2013 for the purpose of purchasing certain non-performing loans and other real estate from the Bank and thereafter collecting or disposing of those assets. PMAR has approximately $16.3 million in assets which are in the process of being liquidated and could provide us with additional cash if required. In addition, we currently have sufficient cash on hand to meet our cash obligations. As a result, we do not expect that these restrictions will impact our ability to meet our cash obligations.

Off Balance Sheet Arrangements
Loan Commitments and Standby Letters of Credit. To meet the financing needs of our customers in the normal course of business, we are a party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit and standby letters of credit. At March 31, 2014 and December 31, 2013, we were committed to fund certain loans including letters of credit amounting to approximately $139 million and $138 million, respectively.
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
Contractual Obligations

Borrowings. As of March 31, 2014, we had $27.5 million of outstanding short-term borrowings and $30.0 million of outstanding long-term borrowings that we had obtained from the FHLB. The table below sets forth the amounts of, the interest rates we pay on and the maturity dates of these FHLB borrowings. These borrowings had a weighted-average annualized interest rate of 0.66% for the year ended March 31, 2014.

Principal Amounts	Interest Rate	Maturity Dates	Principal Amounts	Interest Rate	Maturity Dates
(Dollars in thousands)
$5,000	0.48%	April 14, 2014	$5,000	0.61%	September 18, 2015
5,000	0.48%	May 6, 2014	5,000	0.57%	September 30, 2015
3,000	0.64%	September 26, 2014	5,000	1.08%	September 19, 2016
5,000	0.35%	October 9, 2014	5,000	0.96%	September 30, 2016
4,500	0.78%	March 26, 2015
5,000	0.76%	March 30, 2015
10,000	0.61%	August 31, 2015
At March 31, 2014, $430 million of residential mortgage and other real estate secured loans were pledged to secure these FHLB borrowings.
The highest amount of borrowings outstanding at any month-end during the three months ended March 31, 2014 was $70 million, which consisted of borrowings from the FHLB. By comparison, the highest amount of borrowings outstanding at any month end in 2013 consisted of $85 million of borrowings from the FHLB.
At March 31, 2014, we had additional borrowings of $3.1 million related to a note payable which we acquired through the foreclosure of one of our commercial loans secured by a commercial real estate property subject to a first lien note.
Junior Subordinated Debentures. Pursuant to rulings of the Federal Reserve Board, bank holding companies were permitted to issue long term subordinated debt instruments that, subject to certain conditions, would qualify as and, therefore, augment capital for regulatory purposes. At March 31, 2014, we had outstanding approximately $17.5 million principal amount of 30-year junior subordinated floating rate debentures (the “Debentures”), of which $17.0 million qualified as Tier 1 capital for regulatory purposes as of March 31, 2014.
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
As previously reported, since July 2009 we have been required to obtain the prior approval of the FRBSF to make interest payments on the Debentures. During the years ended March 31, 2014 and 2013, we were unable to obtain regulatory approvals to pay, and it became necessary for us to defer, quarterly interest payments on the Debentures. We cannot predict when the FRBSF will approve our resumption of such interest payments and until such approval can be obtained it will be necessary for us to continue deferring interest payments on the Debentures. Since we have the right, under the terms of the Debentures, to defer interest payments for up to twenty (20) consecutive quarters, the deferrals of interest payments to date have not constituted, and any future deferrals of interest payments through January 2015 will not constitute, a default under or with respect to the Debentures. However, if by that date we have not been able to obtain regulatory approval to pay all of the deferred interest payments, we would then be in default under the Debentures, in which case the entire $17.5 million principal amount of, and accrued but unpaid interest on, the Debentures could be declared immediately due and payable. For additional information regarding the restrictions on the payment by us of interest on the Debentures, as well as other regulatory restrictions that apply to us and the Bank under a regulatory agreement entered into with the FRBSF, see “Capital Resources” above in this section of this report and “Supervision and Regulation” in Item 1 and “Risk Factors” in Item 1A in Part I of our 2013 Form 10-K.

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
There have been no significant changes during the three months ended March 31, 2014 to the items that we disclosed as our critical accounting policies and estimates in Critical Accounting Policies within Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Form 10-K for the year ended December 31, 2013.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As a smaller reporting company as defined in Item 10 of Regulation S-K, we are not required to provide the information required by this item.

ITEM 4.     CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any system of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
As required by SEC rules, an evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness, as of March 31, 2014, of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2014, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
We are subject to legal actions that arise from time to time in the ordinary course of our business. Currently, neither we nor any of our subsidiaries is a party to, and none of our or our subsidiaries' property is the subject of, any material legal proceeding.

ITEM 1A. RISK FACTORS
There have been no material changes in our assessment of our risk factors from those set forth in our 2013 Form 10-K.

ITEM 6. EXHIBITS
(a) Exhibits
The Index to Exhibits attached hereto is incorporated by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 9, 2014.

PACIFIC MERCANTILE BANCORP

By:	/S/ STEVEN K. BUSTER
Steven K. Buster
President and Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

3.1
Articles of Incorporation of Pacific Mercantile Bancorp (Incorporated by reference to the same numbered exhibit to the Company's Registration Statement (No. 333-33452) on Form S-1 filed with the Commission on June 14, 2000.)

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

3.8
Pacific Mercantile Bancorp Bylaws, Amended and Restated as of December 17, 2007. (Incorporated by reference to the same numbered exhibit to the Company's Current Report on Form 8-K (No. 000-30777) dated December 18, 2007.)

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