Form 10-Q
period 2014-06-30
PACIFIC MERCANTILE BANCORP
filed 2014-08-08
CIK 1109546

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Securities Exchange Act Rule 12b-2). Yes  ☐    No  ☒
As of August 6, 2014, there were 19,267,685 shares of Common Stock outstanding.

PACIFIC MERCANTILE BANCORP
QUARTERLY REPORT ON FORM 10Q
FOR THE QUARTER ENDED JUNE 30, 2014

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except for per share data)
(Unaudited)

	June 30, 2014	December 31, 2013
ASSETS
Cash and due from banks	$14,301	$13,489
Interest bearing deposits with financial institutions	90,441	93,451
Cash and cash equivalents	104,742	106,940
Interest-bearing time deposits with financial institutions	2,923	2,423
Federal Reserve Bank of San Francisco and Federal Home Loan Bank Stock, at cost	8,058	8,531
Securities available for sale, at fair value	62,728	65,989
Loans (net of allowances of $12,580 and $11,358, respectively)	793,820	765,426
Other real estate owned	16,072	12,291
Accrued interest receivable	2,006	2,017
Premises and equipment, net	1,042	1,067
Net deferred tax assets	6,858	7,553
Assets of discontinued operations	1,297	12,189
Other assets	12,454	12,157
Total assets	$1,012,000	$996,583
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$193,499	$203,942
Interest-bearing	625,795	576,283
Total deposits	819,294	780,225
Borrowings	47,500	70,000
Accrued interest payable	2,614	2,285
Other liabilities	5,901	8,075
Junior subordinated debentures	17,527	17,527
Liabilities of discontinued operations	1,644	3,313
Total liabilities	894,480	881,425
Commitments and contingencies (Note 10)
Shareholders’ equity:
Preferred stock, no par value, 2,000,000 shares authorized:
Series B Convertible 8.4% Noncumulative Preferred Stock, 300,000 shares authorized; 112,000 issued and outstanding at June 30, 2014 and December 31, 2013; liquidation preference $100 per share, plus accumulated but undeclared dividends at June 30, 2014 and December 31, 2013	8,747	8,747
Series C Convertible 8.4% Noncumulative Preferred Stock, 300,000 shares authorized; 23,620 and 18,185 issued and outstanding at June 30, 2014 and December 31, 2013, respectively; liquidation preference $100 per share plus accumulated but undeclared dividends at June 30, 2014 and December 31, 2013	2,362	1,818
Common stock, no par value, 85,000,000 shares authorized; 19,264,691 and 19,135,169 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	129,761	128,877
Accumulated deficit	(22,219)	(22,130)
Accumulated other comprehensive loss	(1,131)	(2,154)
Total shareholders’ equity	117,520	115,158
Total liabilities and shareholders’ equity	$1,012,000	$996,583
The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except for per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Interest income:
Loans, including fees	$8,652	$8,266	$17,445	$16,551
Securities available for sale and stock	403	387	821	757
Interest-bearing deposits with financial institutions	79	75	155	170
Total interest income	9,134	8,728	18,421	17,478
Interest expense:
Deposits	1,225	1,148	2,410	2,573
Borrowings	283	209	541	372
Total interest expense	1,508	1,357	2,951	2,945
Net interest income	7,626	7,371	15,470	14,533
Provision for loan and lease losses	600	—	1,050	1,150
Net interest income after provision for loan and lease losses	7,026	7,371	14,420	13,383
Noninterest income
Service fees on deposits and other banking services	218	196	426	392
Net gains on sale of securities available for sale	—	—	—	23
Net gain on sale of small business administration loans	474	—	1,160	—
Net loss on sale of other real estate owned	—	—	—	(9)
Income from other real estate owned	225	1	341	68
Other noninterest income (loss)	292	(471)	576	(303)
Total noninterest income	1,209	(274)	2,503	171
Noninterest expense
Salaries and employee benefits	5,420	5,150	11,023	9,516
Occupancy	610	597	1,198	1,086
Equipment and depreciation	363	392	732	818
Data processing	200	199	451	398
FDIC expense	359	547	653	1,092
Other real estate owned expense	538	1,245	1,398	3,362
Professional fees	490	845	1,064	2,211
(Recovery of) provision for contingencies	175	(279)	175	(539)
Business development	169	327	338	534
Loan related expense	129	80	216	220
Insurance	141	147	278	294
Other operating expense	409	471	898	1,007
Total noninterest expense	9,003	9,721	18,424	19,999
Loss from continuing operations before income taxes	(768)	(2,624)	(1,501)	(6,445)
Income tax provision (benefit)	—	—	—	(1,490)
Net loss from continuing operations	(768)	(2,624)	(1,501)	(4,955)
Discontinued Operations
Income (loss) from discontinued operations before income taxes	772	(518)	1,956	(1,795)
Income tax (benefit) provision	—	—	—	(439)
Net income (loss) from discontinued operations	772	(518)	1,956	(1,356)
Net income (loss)	4	(3,142)	455	(6,311)
Accumulated undeclared dividends on preferred stock	(308)	(262)	(604)	(524)
Net loss allocable to common shareholders	$(304)	$(3,404)	$(149)	$(6,835)
Basic loss per common share:
Net loss from continuing operations	$(0.06)	$(0.15)	$(0.11)	$(0.31)
Net loss available to common shareholders	$(0.02)	$(0.18)	$(0.01)	$(0.38)
Diluted loss per common share:
Net loss from continuing operations	$(0.06)	$(0.15)	$(0.11)	$(0.31)
Net loss available to common shareholders	$(0.02)	$(0.18)	$(0.01)	$(0.38)
Weighted average number of common shares outstanding:
Basic	19,254,985	18,905,842	19,200,492	17,825,311
Diluted	19,254,985	18,905,842	19,200,492	17,825,311
The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income (loss)	$4	$(3,142)	$455	$(6,311)
Other comprehensive income (loss), net of tax:
Change in unrealized gain (loss) on securities available for sale	406	(1,014)	1,023	(1,643)
Change in net unrealized gain and prior service benefit on supplemental executive retirement plan	—	—	—	20
Total comprehensive income (loss)	$410	$(4,156)	$1,478	$(7,934)
The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Shares and dollars in thousands)
(Unaudited)
For the Six Months Ended June 30, 2014

	Series A, B, and C Preferred stock		Common stock		Retained earnings (accumulated deficit)	Accumulated other comprehensive income (loss)	Total
	Number of shares	Amount	Number of shares	Amount
Balance at December 31, 2013	130	$10,565	19,135	$128,877	$(22,130)	$(2,154)	$115,158
Issuance of restricted stock, net	—	—	44	—	—	—	—
Series C Preferred Stock issued as a stock dividend on Series B Preferred Stock	6	544	—	—	(544)	—	—
Common stock based compensation expense	—	—	—	540	—	—	540
Common stock options exercised	—	—	92	344	—	—	344
Net income	—	—	—	—	455	—	455
Change in accumulated other comprehensive income	—	—	—	—	—	1,023	1,023
Balance at June 30, 2014	136	$11,109	19,265	$129,761	$(22,219)	$(1,131)	$117,520
The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash Flows From Operating Activities:
Net income (loss)	$455	$(6,311)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	296	280
Provision for loan and lease losses	1,050	1,150
Amortization of premium on securities	163	278
Net gains on sales of securities available for sale	—	(23)
Net amortization of deferred fees and unearned income on loans	(160)	(132)
Net gain on sales of other real estate owned	—	(1)
Net gain on sale of premises and equipment	(21)	—
Net gain on sale of small business administration loans	(1,160)	—
Small business administration loan originations	(14,815)	—
Proceeds from sale of small business administration loans	16,001	—
Write down of other real estate owned	298	1,922
Stock-based compensation expense	540	355
Other	(89)	174
Changes in operating assets and liabilities:
Net increase in accrued interest receivable	11	64
Net increase in other assets	(531)	(3,765)
Net decrease (increase) in deferred taxes	695	(587)
Net increase in income taxes receivable	(23)	(2,246)
Net increase in accrued interest payable	329	223
Net decrease in other liabilities	(2,174)	(3,060)
Net cash provided by discontinued operations	9,223	45,137
Net cash provided by operating activities	10,088	33,458
Cash Flows From Investing Activities:
Net increase in interest-bearing time deposits with financial institutions	(500)	—
Maturities of and principal payments received on securities available for sale and other stock	5,398	14,378
Proceeds from sale of securities available for sale and other stock	—	6,164
Proceeds from sale of other real estate owned	1,130	—
Capitalized cost of other real estate owned	(21)	—
Net increase in loans	(34,956)	(1,121)
Purchases of premises and equipment	(288)	(332)
Proceeds from sale of premises and equipment	38	—
Net cash (used in) provided by investing activities	(29,199)	19,089
Cash Flows From Financing Activities:
Proceeds from sale of common stock	—	14,999
Net increase (decrease) in deposits	39,069	(96,415)
Net decrease in borrowings	(22,500)	(10,000)
Proceeds from exercise of common stock options	344	23
Net cash provided by (used in) financing activities	16,913	(91,393)
Net increase in cash and cash equivalents	(2,198)	(38,846)
Cash and Cash Equivalents, beginning of period	106,940	128,208
Cash and Cash Equivalents, end of period	$104,742	$89,362
Supplementary Cash Flow Information:
Cash paid for interest on deposits and other borrowings	$2,622	$2,785
Cash paid for income taxes	$—	$—
Non-Cash Investing Activities:
Transfer of loans into other real estate owned	$5,188	$1,544
 The accompanying notes are an integral part of these consolidated financial statements.

1. Nature of Business
Organization
Pacific Mercantile Bancorp (“PMBC”) is a bank holding company which, through its wholly owned subsidiary, Pacific Mercantile Bank (the “Bank”), is engaged in the commercial banking business in Southern California. PMBC is registered as a one bank holding company under the United States Bank Holding Company Act of 1956, as amended, and, as such, is regulated by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) and the Federal Reserve Bank of San Francisco (“FRBSF”) under delegated authority from the Federal Reserve Board. Substantially all of our operations are conducted and substantially all of our assets are owned by the Bank, which accounts for substantially all of our consolidated revenues, expenses, and income. The Bank provides a full range of banking services to small and medium-size businesses, professionals and the general public in Orange, Los Angeles, San Bernardino and San Diego counties in Southern California and is subject to competition from other banks and financial institutions and from financial services organizations conducting operations in those same markets. The Bank is chartered by the California Department of Business Oversight under the Division of Financial Institutions and is a member of the FRBSF. In addition, the deposit accounts of the Bank’s customers are insured by the Federal Deposit Insurance Corporation up to the maximum amount allowed by law.
During the first quarter of 2013, PMBC organized a new wholly-owned subsidiary, PM Asset Resolution, Inc. ("PMAR"), for the purpose of purchasing certain non-performing loans and other real estate from the Bank and thereafter collecting on or disposing of those assets. During the fourth quarter of 2013, the Bank announced the closure of our mortgage banking business, which was substantially completed during the first half of 2014 and we expect will be concluded during the third quarter of 2014. The Bank operated a direct-to-consumer retail mortgage banking business, originating and funding residential mortgage loans and selling those loans, generally within the succeeding 30 days. Our mortgage banking operations are classified as discontinued operations within the consolidated financial statements and footnotes for all presented periods.
PMBC, the Bank and PMAR are sometimes referred to, together, on a consolidated basis, in this report as the “Company” or as “we”, “us” or “our”.

2. Significant Accounting Policies
Except as discussed below, our accounting policies are described in Note 2, Significant Accounting Policies of our audited consolidated financial statements for the year ended December 31, 2013 included in our Form 10-K.
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
Use of Estimates
The preparation of the financial statements in conformity with GAAP requires us to make certain estimates and assumptions that could affect the reported amounts of certain of our assets, liabilities, and contingencies at the date of the financial statements and the reported amounts of our revenues and expenses during the reporting periods. For the fiscal periods covered by this report, those estimates related primarily to our determinations of the allowance for loan and lease losses (“ALLL”), other real estate owned (“OREO”), the fair values of securities available for sale and mortgage loans held for sale (“LHFS”), repurchase reserves on LHFS, and the determination of reserves pertaining to deferred tax assets. If circumstances or financial trends on which those estimates were based were to change in the future or there were to occur any currently unanticipated events affecting the amounts of those estimates, our future financial position or results of operations could differ, possibly materially, from those expected at the current time.
Principles of Consolidation
Our consolidated financial statements for the three and six months ended June 30, 2014 and 2013 include the accounts of PMBC, the Bank and PMAR. All significant intercompany balances and transactions were eliminated in consolidation.

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
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which amended its guidance on revenue recognition to conform with international accounting guidance under the International Accounting Standards Board. The ASU provides a framework for addressing revenue recognition and replaces most existing revenue recognition guidance, as well as requires increased disclosure requirements. This guidance is effective for interim and annual periods beginning after December 15, 2016. Early adoption is not permitted. We will adopt this guidance on January 1, 2017. We are currently evaluating the expected impact on our consolidated financial statements.
In June 2014, the FASB issued ASU 2014-11, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period,” which amended its guidance on how to account for certain performance related share-based compensation plans. The amendments clarify the guidance on how to account for performance based awards when the requisite service period is met prior to potential performance targets being achieved. This guidance is effective for interim and annual periods beginning after December 15, 2015. Early adoption is permitted. We will adopt this guidance on January 1, 2016 and do not expect it to have a material effect on our consolidated financial statements.

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
Investment Securities Available for Sale. Fair value measurement for our investment securities available for sale is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 investment securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the- counter markets and money market funds. Level 2 investment securities include mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Securities classified as Level 3 include asset-backed securities in less liquid markets.
Impaired Loans. Loans measured for impairment are measured at an observable market price (if available), or the fair value of the loan’s collateral (if the loan is collateral dependent). The fair value of an impaired loan may be estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an ALLL represent loans for which the fair value of the expected repayments or collateral exceeds the recorded investments in such loans. When the fair value of the collateral is based on an observable market price or a current appraised value, we record the impaired loan at Level 2. When an appraised value is not available or we determine that the fair value of the collateral is further impaired below the appraised value and there is no observable market price, we record the impaired loan at Level 3.
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
Mortgage Servicing Rights. Fair value measurement at December 31, 2013 for our mortgage servicing rights was measured using independent pricing models or other model-based valuation techniques which incorporated assumptions that market participants would use in estimating the fair value of servicing. These assumptions included estimates of prepayment speeds, discount rate, and prepayment and late fees, among other considerations. Mortgage servicing rights were considered a Level 3 measurement at December 31, 2013 and were included in Assets of discontinued operations in the accompanying consolidated statements of financial condition. The mortgage servicing rights were sold during the three months ended June 30, 2014.
Derivative Assets and Liabilities. We had no derivatives assets and liabilities as of June 30, 2014. Our derivative assets and liabilities were carried at fair value as required by GAAP and were accounted for as free standing derivatives at December 31, 2013. The derivative assets were interest rate lock commitments (“IRLCs”) with prospective residential mortgage borrowers whereby the interest rate on the loan was determined prior to funding and the borrowers had locked in that interest rate. These commitments were determined to be derivative instruments in accordance with GAAP. The derivative liabilities were hedging instruments (typically to-be-announced (“TBA”) securities) used to hedge the risk of fair value changes associated with changes in interest rates related to our mortgage loan origination operations. We hedged the period from the interest rate lock (assuming a fall-out factor) to the date of the loan sale. The estimated fair value was based on current market prices for similar assets plus a fall-out factor estimated by management and, accordingly, we had classified our IRLCs as Level 3 assets at December 31, 2013 and such assets were included in Assets of discontinued operations in the accompanying consolidated statements of financial condition. The valuation technique used for TBA's was based on pricing of the hedging instruments which were used to hedge the fair value changes associated with changes in interest rates related to our mortgage lending operations. The fair value of the hedging instruments was based on the actively quoted TBA Mortgage Backed Securities ("MBS") market using observable inputs related to the characteristics of the underlying MBS stratified by product, coupon and settlement date. TBA's were classified as Level 2 liabilities as of December 31, 2013. Our net derivatives were included within Assets of discontinued operations in the consolidated statements of financial condition as of December 31, 2013.

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
Assets Recorded at Fair Value on a Recurring Basis
The following tables show the recorded amounts of assets and liabilities measured at fair value on a recurring basis at June 30, 2014 and December 31, 2013:

	At June 30, 2014
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Assets and Liabilities at Fair Value:
Investment securities available for sale
Mortgage backed securities issued by U.S. agencies	$55,603	$—	$55,603	$—
Collateralized mortgage obligations issued by non-agency	889	—	889	—
Asset-backed security	1,503	—	—	1,503
Mutual funds	4,733	4,733	—	—
Total securities available for sale at fair value	$62,728	$4,733	$56,492	$1,503

	At December 31, 2013
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Assets and Liabilities at Fair Value:
Investment securities available for sale
U.S. Treasury securities(1)	$700	$700	$—	$—
Mortgage backed securities issued by U.S. agencies	57,808	—	57,808	—
Collateralized mortgage obligations issued by non-agency	1,524	—	1,524	—
Asset-backed security	1,312	—	—	1,312
Mutual funds	4,645	4,645	—	—
Total securities available for sale at fair value	65,989	5,345	59,332	1,312
Other assets - Mortgage servicing rights	4,417	—	—	4,417
Derivative assets – IRLC’s	150	—	—	150
Total assets at fair value on recurring basis	$70,556	$5,345	$59,332	$5,879
Derivative liabilities – TBA securities	$33	$—	$33	$—
Total liabilities measured at fair value on a recurring basis	$33	$—	$33	$—

(1)	Our U.S. Treasury securities matured during the second quarter of 2014.

The changes in Level 3 assets measured at fair value on a recurring basis are summarized as follows for the six months ended June 30, 2014:

	Asset Backed Securities	IRLC's	Mortgage Servicing Rights	Total
	(Dollars in thousands)
Balance of recurring Level 3 instruments at January 1, 2014	$1,312	$150	$4,417	$5,879
Total gains or losses (realized/unrealized):
Included in earnings-realized	—	(150)	930	780
Included in other comprehensive income	191	—	—	191
Purchases	—	—	—	—
Sales	—	—	(5,347)	(5,347)
Issuances	—	—	—	—
Settlements	—	—	—	—
Transfers in and/or out of Level 3	—	—	—	—
Balance of Level 3 assets at June 30, 2014	$1,503	$—	$—	$1,503

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

	At June 30, 2014
	Total	Level 1	Level 2	Level 3
Assets at Fair Value:	(Dollars in thousands)
Impaired loans	$22,889	$—	$—	$22,889
Other real estate owned	16,072	—	16,072	—
Total	$38,961	$—	$16,072	$22,889

Significant Unobservable Inputs and Valuation Techniques of Level 3 Fair Value Measurements
For our fair value measurements classified in Level 3 of the fair value hierarchy as of June 30, 2014, a summary of the significant unobservable inputs and valuation techniques is as follows:

	Fair Value Measurement as of June 30, 2014	Valuation Techniques	Unobservable Inputs	Range	Weighted Average
	(Dollars in thousands)
Assets
Asset-backed security	$1,503	Third-Party Pricing	Marketability discount	N/A (1)
			Illiquidity discount	N/A (1)
Impaired loans	22,889	Third-Party Pricing	Appraisals	N/A (2)
	$24,392

(1)	Information is unavailable as valuation was obtained from third-party pricing services.

(2)
We obtain appraisals for our various properties included within impaired loans which primarily rely upon market comparisons. These market comparisons support our assumption that the carrying value of the respective loans either requires or does not require additional impairment.

Fair Value Measurements for Other Financial Instruments
The table below provides estimated fair values and related carrying amounts of our financial instruments as of June 30, 2014 and December 31, 2013, excluding financial assets and liabilities which are recorded at fair value on a recurring basis.

	Estimated Fair Value
	At June 30, 2014					At December 31, 2013
	Carrying Value	Total	Level 1	Level 2	Level 3	Carrying Value	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$104,742	$104,742	$104,742	$—	$—	$106,940	$106,940	106,940	—	—
Interest-bearing deposits with financial institutions	2,923	2,923	2,923	—	—	2,423	2,423	2,423	—	—
Federal Reserve Bank of San Francisco and Federal Home Loan Bank stock	8,058	8,058	8,058	—	—	8,531	8,531	8,531	—	—
Loans, net	793,820	792,757	—	—	792,757	765,426	767,893	—	—	767,893
Accrued interest receivable	2,006	2,006	2,006	—	—	2,017	2,017	2,017	—	—
Financial liabilities:
Noninterest bearing deposits	193,499	193,499	193,499	—	—	203,942	203,942	203,942	—	—
Interest-bearing deposits	625,795	619,458	—	619,458	—	576,283	568,258	—	568,258	—
Borrowings	47,500	47,449	—	47,449	—	70,000	70,000	—	70,000	—
Junior subordinated debentures	17,527	17,527	—	17,527	—	17,527	17,527	—	17,527	—
Accrued interest payable	2,614	2,614	2,614	—	—	2,285	2,285	2,285	—	—
Information Regarding Derivative Financial Instruments
The following table includes information for the derivative assets and liabilities for the periods presented:

			Total Gains (Losses)
	Notional Balance		Three Months Ended		Six Months Ended
	June 30, 2014	December 31, 2013	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	(Dollars in thousands)
Derivative assets - IRLC’s	$—	$6,638	$(44)	$(238)	$(150)	$(427)
Derivative liabilities - TBAs	—	12,000	65	628	(28)	698

4. Investments
Securities Available For Sale, at Fair Value
The following table sets forth the major components of securities available for sale and a compares the amortized costs and estimated fair market values of, and the gross unrealized gains and losses on, these securities at June 30, 2014 and December 31, 2013:

(Dollars in thousands)	June 30, 2014				December 31, 2013
	Amortized Cost	Gross Unrealized		Estimated Fair Value	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gain	Loss			Gain	Loss
Securities Available for Sale
U.S. Treasury securities(1)	$—	$—	$—	$—	$700	$—	$—	$700
Mortgage backed securities issued by U.S. Agencies(2)	56,915	17	(1,329)	55,603	60,514	13	(2,719)	57,808
Collateralized mortgage obligations issued by non agencies(2)	899	—	(10)	889	1,572	—	(48)	1,524
Asset backed security(3)	2,101	—	(598)	1,503	2,218	—	(906)	1,312
Mutual funds(4)	4,733	—	—	4,733	4,645	—	—	4,645
Total	$64,648	$17	$(1,937)	$62,728	$69,649	$13	$(3,673)	$65,989

(1)	Our U.S. Treasury securities matured during the second quarter of 2014.

(2)	Secured by closed-end first liens on 1-4 family residential mortgages.

(3)	Comprised of a security that represents an interest in a pool of trust preferred securities issued by U.S.-based banks and insurance companies.

(4)	Consists primarily of mutual fund investments in closed-end first lien 1-4 family residential mortgages.
At June 30, 2014, U.S. agency mortgage backed securities with an aggregate fair market value of $4.3 million were pledged to secure repurchase agreements, local agency deposits and treasury, tax and loan accounts. At December 31, 2013, U.S. agency mortgage backed securities and collateralized mortgage obligations with an aggregate fair market value of $9.5 million were pledged to secure FHLB borrowings, repurchase agreements, local agency deposits and treasury, tax and loan accounts.
The amortized cost and estimated fair values of securities available for sale at June 30, 2014 and December 31, 2013 are shown in the tables below by contractual maturities taking into consideration historical prepayments based on the prior twelve months of principal payments. Expected maturities will differ from contractual maturities and historical prepayments, particularly with respect to collateralized mortgage obligations, primarily because prepayment rates are affected by changes in conditions in the interest rate market and, therefore, future prepayment rates may differ from historical prepayment rates.

	At June 30, 2014 Maturing in
(Dollars in thousands)	One year or less	Over one year through five years	Over five years through ten years	Over ten Years	Total
Securities available for sale, amortized cost	$6,703	$28,099	$19,259	$10,587	$64,648
Securities available for sale, estimated fair value	6,535	27,736	18,726	9,731	62,728
Weighted average yield	1.57%	1.69%	1.60%	1.76%	1.66%

	At December 31, 2013 Maturing in
(Dollars in thousands)	One year or less	Over one year through five years	Over five years through ten years	Over ten Years	Total
Securities available for sale, amortized cost	$8,111	$28,690	$20,514	$12,334	$69,649
Securities available for sale, estimated fair value	7,816	27,664	19,586	10,923	65,989
Weighted average yield	1.52%	1.70%	1.60%	1.34%	1.59%

We recognized gains on sales of securities available for sale of $23 thousand on sale proceeds of $6.2 million during the six months ended June 30, 2013. We had no sales of securities available for sale during the three and six months ended June 30, 2014 or during the three months ended June 30, 2013.
The tables below indicate, as of June 30, 2014 and December 31, 2013, the gross unrealized losses and fair values of our investments, aggregated by investment category, and length of time that the individual securities have been in a continuous unrealized loss position.

	Securities with Unrealized Loss at June 30, 2014
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Residential mortgage backed securities issued by U.S. Agencies	$—	$—	$54,342	$(1,329)	$54,342	$(1,329)
Residential collateralized mortgage obligations issued by non-agencies	—	—	889	(10)	889	(10)
Asset backed security	—	—	1,503	(598)	1,503	(598)
Total	$—	$—	$56,734	$(1,937)	$56,734	$(1,937)

	Securities With Unrealized Loss at December 31, 2013
	Less than 12 months		12 months or more		Total
(Dollars In thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Residential mortgage backed securities issued by U.S. Agencies	$25,808	$(806)	$30,688	$(1,913)	$56,496	$(2,719)
Residential collateralized mortgage obligations issued by non-agencies	586	(9)	938	(39)	1,524	(48)
Asset-backed security	—	—	1,313	(906)	1,313	(906)
Total	$26,394	$(815)	$32,939	$(2,858)	$59,333	$(3,673)
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
We recognize other-than-temporary impairments (“OTTI”) to our available-for-sale debt securities in accordance with FASB ASC 320-10. When there are credit losses associated with, but we have no intention to sell, an impaired debt security, and it is more likely than not that we will not have to sell the security before recovery of its cost basis, we will separate the amount of impairment, or OTTI, between the amount that is credit related and the amount that is related to non-credit factors. Credit-related impairments are recognized in our consolidated statements of operations. Any non-credit-related impairments are recognized and reflected in other comprehensive income (loss) in our consolidated statements of financial condition.
Through the impairment assessment process, we determined that the available-for-sale securities discussed below were other-than-temporarily impaired at June 30, 2014. We recorded no impairment credit losses on available-for-sale securities in our consolidated statements of operations for the six months ended June 30, 2014 and 2013. The OTTI related to factors other than credit losses, in the aggregate amount of $0.6 million, and was recognized as other comprehensive loss in our accompanying consolidated statement of financial condition as of June 30, 2014.

The table below presents, for the six months ended June 30, 2014, a roll-forward of OTTI in those instances when a portion of the OTTI was attributable to non-credit related factors and, therefore, was recognized in other comprehensive loss:

(Dollars in thousands)	Gross Other- Than- Temporary Impairments	Other-Than- Temporary Impairments Included in Other Comprehensive Loss	Net Other-Than- Temporary Impairments Included in Retained Earnings (Deficit)
Balance – December 31, 2013	$(1,459)	$(906)	$(553)
Change in market value on a security for which an OTTI was previously recognized	308	308	—
Balance – June 30, 2014	$(1,151)	$(598)	$(553)
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
Based on our OTTI assessment process, we determined that there is one asset-backed security in our portfolio of securities held for sale that was impaired as of June 30, 2014. This security is a multi-class, cash flow collateralized bond obligation backed by a pool of trust preferred securities issued by a diversified pool of 56 issuers that consisted of 45 U.S. depository institutions and 11 insurance companies at the time of the security’s issuance in November 2007. We purchased $3.0 million face amount of this security in November 2007 at a price of 95.21% for a total purchase price of $2.9 million, out of a total of $363 million of this security sold at the time of issuance. The security that we own (CUSIP 74042CAE8) is the mezzanine class B piece security with a variable interest rate of 3 month LIBOR plus 60 basis points, which had a rating of Aa2 and AA by Moody’s and Fitch, respectively, at the time of issuance in 2007.
As of June 30, 2014, the amortized cost of this security was $2.1 million with a fair value of $1.5 million, for an unrealized loss of approximately $0.6 million. As of June 30, 2014, the security had a Ca rating from Moody’s and a CCC rating from Fitch and had experienced $42.5 million in defaults (12.5% of total current collateral) and $23.0 million in deferring securities (6.7% of total current collateral) from issuance to June 30, 2014. We estimate that the security could experience another $94.0 million in defaults before the issuer would not receive all of the contractual cash flows under this security. This analysis is based on the following assumptions: future default rates of 3.4%, prepayment rates of 1% until maturity, and 15% recovery of future defaults.

We have made a determination that the remainder of our securities with respect to which there were unrealized losses as of June 30, 2014 are not other-than-temporarily impaired, because we have concluded that we have the ability to continue to hold those securities until their respective fair market values increase above their respective amortized costs or, if necessary, until their respective maturities. In reaching that conclusion we considered a number of factors and other information, which included: (i) the significance of each such security, (ii) the amount of the unrealized losses attributable to each such security, (iii) our liquidity position, (iv) the impact that retention of those securities could have on our capital position and (v) our evaluation of the expected future performance of these securities (based on the criteria discussed above).

Other Investments
Beginning in the fourth quarter of 2013, we had one investment in a limited partnership which is accounted for under the equity method of accounting and included within other assets on the consolidated statements of financial condition. As of June 30, 2014 and December 31, 2013, our other investment was as follows:

	June 30, 2014	December 31, 2013
	(Dollars in thousands)
Investment accounted for under the equity method	$2,052	$2,025

5. Loans and Allowance for Loan and Lease Losses
The loan portfolio consisted of the following at:

	June 30, 2014		December 31, 2013
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial loans	$253,442	31.4%	$226,450	29.2%
Commercial real estate loans – owner occupied	191,143	23.7%	174,221	22.4%
Commercial real estate loans – all other	178,562	22.1%	177,884	22.9%
Residential mortgage loans – multi-family	94,405	11.7%	96,565	12.4%
Residential mortgage loans – single family	72,919	9.0%	75,660	9.7%
Land development loans	9,966	1.2%	18,458	2.4%
Consumer loans	6,210	0.8%	7,599	1.0%
Gross loans	806,647	100.0%	776,837	100.0%
Deferred fee income, net	(247)		(53)
Allowance for loan and lease losses	(12,580)		(11,358)
Loans, net	$793,820		$765,426
At June 30, 2014 and December 31, 2013, real estate loans of approximately $222 million and $230 million, respectively, were pledged to secure borrowings obtained from the FHLB.

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

Set forth below is a summary of the activity in the ALLL during the three and six months ended June 30, 2014 and 2013:

(Dollars in thousands)	Commercial	Real Estate	Land Development	Consumer and Single Family Mortgages	Total
ALLL in the six months ended June 30, 2014:
Balance at beginning of period	$5,812	$4,517	$165	$864	$11,358
Charge offs	(276)	—	—	(102)	(378)
Recoveries	452	19	—	79	550
Provision	489	861	(80)	(220)	1,050
Balance at end of period	$6,477	$5,397	$85	$621	$12,580
ALLL in the three months ended June 30, 2014:
Balance at beginning of period	$5,988	$5,039	$154	$759	$11,940
Charge offs	(166)	—	—	(2)	(168)
Recoveries	169	1	—	38	208
Provision	486	357	(69)	(174)	600
Balance at end of period	$6,477	$5,397	$85	$621	$12,580
ALLL in the six months ended June 30, 2013:
Balance at beginning of period	$6,340	$3,487	$248	$806	$10,881
Charge offs	(2,603)	(308)	(5)	(2)	(2,918)
Recoveries	1,932	2	54	22	2,010
Provision	1,284	(327)	—	193	1,150
Balance at end of period	$6,953	$2,854	$297	$1,019	$11,123
ALLL in the three months ended June 30, 2013:
Balance at beginning of period	$6,850	$3,053	$216	$899	$11,018
Charge offs	$(1,433)	$—	$—	$—	$(1,433)
Recoveries	1,532	1	—	5	1,538
Provision	4	(200)	81	115	—
Balance at end of period	$6,953	$2,854	$297	$1,019	$11,123
Set forth below is information regarding loan balances and the related ALLL, by portfolio type, as of June 30, 2014 and December 31, 2013 (excluding LHFS).

(Dollars in thousands)	Commercial	Real Estate	Land Development	Consumer and Single Family Mortgages	Total
ALLL balance at June 30, 2014 related to:
Loans individually evaluated for impairment	$1,820	$—	$—	$—	$1,820
Loans collectively evaluated for impairment	4,657	5,397	85	621	10,760
Total	$6,477	$5,397	$85	$621	$12,580
Loans balance at June 30, 2014 related to:
Loans individually evaluated for impairment	$9,111	$9,429	$368	$2,931	$21,839
Loans collectively evaluated for impairment	244,331	454,681	9,598	76,198	784,808
Total	$253,442	$464,110	$9,966	$79,129	$806,647
ALLL Balance at December 31, 2013 related to:
Loans individually evaluated for impairment	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	5,812	4,517	165	864	11,358
Total	$5,812	$4,517	$165	$864	$11,358
Loans balance at December 31, 2013 related to:
Loans individually evaluated for impairment	$10,484	$8,451	$391	$4,834	$24,160
Loans collectively evaluated for impairment	215,966	440,219	18,067	78,425	752,677
Total	$226,450	$448,670	$18,458	$83,259	$776,837

Credit Quality
The amounts of nonperforming assets and delinquencies that occur within our loan portfolio factors in our evaluation of the adequacy of the ALLL.
The following table provides a summary of the delinquency status of loans by portfolio type at June 30, 2014 and December 31, 2013:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater	Total Past Due	Current	Total Loans Outstanding	Loans >90 Days and Accruing
At June 30, 2014
Commercial loans	$3,998	$253	$1,647	$5,898	$247,544	$253,442	$—
Commercial real estate loans – owner-occupied	485	—	—	485	190,658	191,143	—
Commercial real estate loans – all other	—	—	2,117	2,117	176,445	178,562	—
Residential mortgage loans – multi-family	—	—	—	—	94,405	94,405	—
Residential mortgage loans – single family	—	264	—	264	72,655	72,919	—
Land development loans	—	368	—	368	9,598	9,966	—
Consumer loans	—	—	—	—	6,210	6,210	—
Total	$4,483	$885	$3,764	$9,132	$797,515	$806,647	$—
At December 31, 2013
Commercial loans	$—	$—	$2,192	$2,192	$224,258	$226,450	$—
Commercial real estate loans – owner-occupied	—	—	—	—	174,221	174,221	—
Commercial real estate loans – all other	—	—	2,117	2,117	175,767	177,884	—
Residential mortgage loans – multi-family	—	—	—	—	96,565	96,565	—
Residential mortgage loans – single family	748	—	—	748	74,912	75,660	—
Land development loans	—	—	—	—	18,458	18,458	—
Consumer loans	450	—	—	450	7,149	7,599	—
Total	$1,198	$—	$4,309	$5,507	$771,330	$776,837	$—
Generally, the accrual of interest on a loan is discontinued when principal or interest payments become more than 90 days past due, unless we believe that the loan is adequately collateralized and it is in the process of collection. There were no loans 90 days or more past due and still accruing interest at June 30, 2014 or December 31, 2013. In certain instances, when a loan is placed on non-accrual status, previously accrued but unpaid interest is reversed against current income. Subsequent collections of cash are applied as principal reductions when received, except when the ultimate collectability of principal is probable, in which case such payments are applied to accrued and unpaid interest, which is credited to income. Non-accrual loans may be restored to accrual status when principal and interest become current and full repayment becomes expected.
The following table provides information with respect to loans on nonaccrual status, by portfolio type, as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
	(Dollars in thousands)
Nonaccrual loans:
Commercial loans	$5,044	$5,371
Commercial real estate loans – owner occupied	2,735	1,773
Commercial real estate loans – all other	3,800	2,117
Residential mortgage loans – single family	66	1,874
Land development loans	—	391
Total	$11,645	$11,526

 We classify our loan portfolio using internal credit quality ratings. The following table provides a summary of loans by portfolio type and our internal credit quality ratings as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
	(Dollars in thousands)
Pass:
Commercial loans	$232,471	$212,938
Commercial real estate loans – owner occupied	185,404	167,947
Commercial real estate loans – all other	159,191	161,970
Residential mortgage loans – multi family	89,300	91,375
Residential mortgage loans – single family	71,158	73,786
Land development loans	7,816	10,047
Consumer loans	6,210	7,599
Total pass loans	$751,550	$725,662
Special Mention:
Commercial loans	$10,731	$52
Commercial real estate loans – all other	2,421	—
Residential mortgage loans – multi family	—	5,190
Residential mortgage loans – single family	425	—
Land development loans	1,782	—
Total special mention loans	$15,359	$5,242
Substandard:
Commercial loans	$10,240	$13,396
Commercial real estate loans – owner occupied	5,739	6,274
Commercial real estate loans – all other	16,950	15,914
Residential mortgage loans – multi family	5,105	—
Residential mortgage loans – single family	1,336	1,874
Land development loans	368	8,410
Total substandard loans	$39,738	$45,868
Doubtful:
Commercial loans	$—	$65
Total doubtful loans	$—	$65
Total Outstanding Loans, gross:	$806,647	$776,837
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
The following table sets forth information regarding impaired loans, at June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
	(Dollars in thousands)
Impaired loans:
Nonaccruing loans	$8,235	$5,590
Nonaccruing restructured loans	3,410	5,936
Accruing restructured loans (1)	11,244	12,634
Accruing impaired loans	—	—
Total impaired loans	$22,889	$24,160
Impaired loans less than 90 days delinquent and included in total impaired loans	$19,125	$21,968

(1)	See "Troubled Debt Restructurings" below for a description of accruing restructured loans at June 30, 2014 and December 31, 2013.
The table below contains additional information with respect to impaired loans, by portfolio type, as of June 30, 2014 and December 31, 2013:

	June 30, 2014			December 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance (1)	Recorded Investment	Unpaid Principal Balance	Related Allowance (1)
	(Dollars in thousands)
No allowance recorded:
Commercial loans	$7,516	$7,858	$—	$10,484	$13,908	$—
Commercial real estate loans – owner occupied	2,250	2,447	—	1,773	1,872	—
Commercial real estate loans – all other	6,810	6,843	—	6,678	6,711	—
Residential mortgage loans – multi-family	—	—	—	—	—	—
Residential mortgage loans – single family	2,996	3,208	—	4,834	5,263	—
Land development loans	368	401	—	391	409	—
Consumer loans	—	—	—	—	—	—
Total	19,940	20,757	—	24,160	28,163	—
With allowance recorded:
Commercial loans	$2,464	$2,741	$1,361	$—	$—	$—
Commercial real estate loans – owner occupied	485	485	459	—	—	—
Commercial real estate loans – all other	—	—	—	—	—	—
Residential mortgage loans – multi-family	—	—	—	—	—	—
Residential mortgage loans – single family	—	—	—	—	—	—
Land development loans	—	—	—	—	—	—
Consumer loans	—	—	—	—	—	—
Total	2,949	3,226	1,820	—	—	—
Total
Commercial loans	$9,980	$10,599	$1,361	$10,484	$13,908	$—
Commercial real estate loans – owner occupied	2,735	2,932	459	1,773	1,872	—
Commercial real estate loans – all other	6,810	6,843	—	6,678	6,711	—
Residential mortgage loans – multi-family	—	—	—	—	—	—
Residential mortgage loans – single family	2,996	3,208	—	4,834	5,263	—
Land development loans	368	401	—	391	409	—
Consumer loans	—	—	—	—	—	—
Total	22,889	23,983	1,820	24,160	28,163	—

(1)
When the discounted cash flows, collateral value or market price equals or exceeds the recorded investment in the loan, then specific reserves are not required to be set aside for the loan within the ALLL. This typically occurs when the impaired loans have been partially charged-off and/or there have been interest payments received and applied to the balance of the principal outstanding.

At June 30, 2014 and December 31, 2013, there were $19.9 million and $24.2 million, respectively, of impaired loans for which no specific reserves had been allocated because these loans, in our judgment, were sufficiently collateralized. Of the impaired loans at June 30, 2014 for which no specific reserves were allocated, $15.8 million had been deemed impaired in the prior year.
Average balances and interest income recognized on impaired loans, by portfolio type, for the three and six months ended June 30, 2014 and 2013 were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized
	(Dollars in thousands)
No allowance recorded:
Commercial loans	$7,420	$54	$10,866	$54	$8,441	$168	$9,762	$104
Commercial real estate loans – owner occupied	2,002	—	4,487	14	1,926	22	4,059	28
Commercial real estate loans – all other	6,574	70	17,291	153	6,608	188	16,464	290
Residential mortgage loans – single family	3,075	30	834	—	3,661	60	819	—
Land development loans	374	—	157	—	380	—	243	15
Total	19,445	154	33,635	221	21,016	438	31,347	437
With allowance recorded:
Commercial loans	1,827	28	4,398	42	1,218	27	4,369	64
Commercial real estate loans – owner occupied	3,993	156	—	—	3,912	156	—	—
Total	5,820	184	4,398	42	5,130	183	4,369	64
Total
Commercial loans	9,247	82	15,264	96	9,659	195	14,131	168
Commercial real estate loans – owner occupied	5,995	156	4,487	14	5,838	178	4,059	28
Commercial real estate loans – all other	6,574	70	17,291	153	6,608	188	16,464	290
Residential mortgage loans – single family	3,075	30	834	—	3,661	60	819	—
Land development loans	374	—	157	—	380	—	243	15
Total	$25,265	$338	$38,033	$263	$26,146	$621	$35,716	$501
The interest that would have been earned had the impaired loans remained current in accordance with their original terms was $142 thousand and $325 thousand during the three months ended June 30, 2014 and 2013, respectively. The interest that would have been earned had the impaired loans remained current in accordance with their original terms was $206 thousand and $555 thousand during the six months ended June 30, 2014 and 2013, respectively.
Troubled Debt Restructurings (“TDRs”)
Pursuant to the FASB's ASU No. 2011-2, A Creditor's Determination of whether a Restructuring is a Troubled Debt Restructuring, the Bank's TDRs totaled $14.7 million and $18.6 million at June 30, 2014 and December 31, 2013, respectively. TDRs consist of loans to which modifications have been made for the purpose of alleviating temporary impairments of the borrower's financial condition and cash flows. Those modifications have come in the forms of changes in amortization terms, reductions in interest rates, interest only payments and, in limited cases, concessions to outstanding loan balances. The modifications are made as part of workout plans we enter into with the borrower that are designed to provide a bridge for the borrower's cash flow shortfalls in the near term. If a borrower works through the near term issues, then in most cases, the original contractual terms of the borrower's loan will be reinstated.
Of the $14.7 million of TDRs outstanding at June 30, 2014, $11.2 million were performing in accordance with their terms and accruing interest, and $3.4 million were not. Our impairment analysis determined no specific reserves were required on the TDR balances outstanding at June 30, 2014.
The following table presents loans restructured as TDRs during the three and six months ended June 30, 2014 and 2013:

	Three Months Ended
	June 30, 2014			June 30, 2013
(Dollars in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Performing
Commercial real estate – all other	—	$—	$—	1	$613	$607
	—	—	—	1	613	607
Nonperforming
Commercial loans	1	300	193	1	84	59
Land development loans	—	—	—	1	439	414
	1	300	193	2	523	473
Total Troubled Debt Restructurings	1	$300	$193	3	$1,136	$1,080
	Six Months Ended
	June 30, 2014			June 30, 2013
(Dollars in thousands)	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Performing
Commercial real estate – all other	—	$—	$—	1	$613	$607
	—	—	—	1	613	607
Nonperforming
Commercial loans	1	300	193	1	84	59
Land development loans	—	—	—	1	439	414
	1	300	193	2	523	473
Total troubled debt restructurings	1	$300	$193	3	$1,136	$1,080
As of June 30, 2014, TDRs totaled $14.7 million as compared to $18.6 million at December 31, 2013.
During the three and six months ended June 30, 2014 and 2013, TDRs that were modified within the preceding 12-month period which subsequently defaulted were as follows:

	Three Months Ended				Six Months Ended
	June 30, 2014		June 30, 2013		June 30, 2014		June 30, 2013
	Number of loans	Recorded Investment	Number of loans	Recorded Investment	Number of loans	Recorded Investment	Number of loans	Recorded Investment
	(Dollars in thousands)
Commercial loans	—	$—	1	$519	—	$—	2	$1,494
Total	—	$—	1	$519	—	$—	2	$1,494

6. Income Taxes
For the three and six months ended June 30, 2014 and the three months ended June 30, 2013, we recorded no income tax provision. We recorded an income tax benefit from continuing operations of $1.5 million for the six months ended June 30, 2013. The tax benefit during the six months ended June 30, 2013 was primarily related to the release of the remainder of a valuation allowance in the first quarter of 2013, which we had established against our deferred tax asset by means of non-cash charges to the provision for income taxes prior to 2013. We generated net operating losses (“NOLs”) for the year ended December 31, 2013 which may be utilized against taxable income. The 2013 NOLs were subject to a valuation allowance. As a result of taxable income generated and the utilization of the NOLs subject to a valuation allowance during the three and six months ended June 30, 2014, we had no income tax provision and our net deferred tax asset at June 30, 2014 was $6.9 million, net of a valuation allowance of $11.8 million. This is a decrease of $0.7 million from the December 31, 2013 balance of $7.6 million, net of a valuation allowance of $12.5 million.

We file income tax returns with the U.S. federal government and the state of California. As of March 31, 2014, we were subject to examination by the Internal Revenue Service with respect to our U.S. federal tax returns for the 2010 to 2013 tax years and Franchise Tax Board for California state income tax returns for the 2009 to 2013 tax years. NOLs on our U.S. federal and California state income tax returns may be carried forward twenty years. As of June 30, 2014, we do not believe there will be any material adverse changes in our unrecognized tax benefits over the next 12 months.
Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of tax expense. We did not have any accrued interest or penalties associated with any unrecognized tax benefits, and no interest expense was recognized during the three and six months ended June 30, 2014 and 2013.
7. Stock-Based Employee Compensation Plans
In May 2010, our shareholders approved the adoption of our 2010 Equity Incentive Plan (the “2010 Incentive Plan”), which authorized and set aside a total of 400,000 shares of our common stock for issuance on the exercise of stock options or the grant of restricted stock or other equity incentives to our officers, and other key employees and directors. An additional 158,211 shares of common stock were also set aside which was equal to the total of the shares that were available for the grant of equity incentives under our shareholder-approved 2008 and 2004 Equity Incentive Plans (the "Previously Approved Plans") at the time of the adoption of the 2010 Incentive Plan. Options to purchase a total of 937,604 shares of our common stock granted under the Previously Approved Plans were outstanding at June 30, 2014. The 2010 Incentive Plan provides that if any of these outstanding options under the Previously Approved Plans expire or are terminated for any reason, then the number of shares that would become available for grants or awards of equity incentives under the 2010 Incentive Plan would be increased by an equivalent number of shares. At the Annual Shareholders meeting held in May 2013, our shareholders approved an additional 800,000 share increase in the maximum number of shares of our common stock that may be issued pursuant to grants or exercises of options or restricted shares or other equity incentives under the 2010 Incentive Plan. As a result, as of June 30, 2014, the maximum number of shares that were authorized for the grant of options or other equity incentives under the 2010 Incentive Plan totaled 2,295,815, or approximately 12% of the shares of our common stock then outstanding.
A stock option entitles the recipient to purchase shares of our common stock at a price per share that may not be less than 100% of the fair market value of the Company’s shares on the date the option is granted. Restricted shares may be granted at such purchase prices and on such other terms, including restrictions and Company repurchase or reacquisition rights, as are fixed by the Compensation Committee at the time rights to purchase such restricted shares are granted. Stock Appreciation Rights ("SARs") entitle the recipient to receive a cash payment in an amount equal to the difference between the fair market value of the Company’s shares on the date of vesting and a “base price” (which, in most cases, will be equal to the fair market value of the Company’s shares on the date the SAR is granted), subject to the right of the Company to make such payment in shares of its common stock at their then fair market value. Options, restricted shares and SARs may vest immediately or in installments over various periods generally ranging up to five years, subject to the recipient’s continued employment or service or the achievement of specified performance goals, as determined by the Compensation Committee at the time it grants or awards the options, the restricted shares or the SARs. Stock options and SARs may be granted for terms of up to 10 years after the date of grant, but will terminate sooner upon or shortly after a termination of service occurring prior to the expiration of the term of the option or SAR. The Company will become entitled to repurchase any unvested restricted shares, at the same price that was paid for the shares by the recipient, or to cancel those shares in the event of a termination of employment or service of the holder of such shares or if any performance goals specified in the award are not satisfied. To date, the Company has not granted any SARs.
Under FASB ASC 718-10, we are required to recognize, in our financial statements, the fair value of the options or any restricted shares that we grant as compensation cost over their respective service periods. The fair values of the options that were outstanding at June 30, 2014 under the 2010 Incentive Plan were estimated as of their respective dates of grant using the Black-Scholes option-pricing model. The Company under the 2010 Incentive Plan granted restricted stock for the benefit of its employees. These restricted shares vest over a period of three years. The recipients of restricted shares have the right to vote all shares subject to such grant and receive all dividends with respect to such shares whether or not the shares have vested. The recipients do not pay any cash consideration for the shares.
Stock Options
The table below summarizes the weighted average assumptions used to determine the fair values of the options granted during the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
Assumptions with respect to:	2014(1)	2013	2014	2013
Expected volatility	—%	43%	44%	43%
Risk-free interest rate	—%	1.77%	2.08%	1.77%
Expected dividends	—%	0.57%	0.61%	0.57%
Expected term (years)	—	2.0-6.9	6.7 - 6.7	2.0-6.9
Weighted average fair value of options granted during period	$—	$1.91	$2.75	$1.91

(1)    We did not grant any options during the second quarter of 2014.
The following table summarizes the stock option activity under the Company’s equity incentive plans during the six months ended June 30, 2014 and 2013, respectively.

	Number of Shares	Weighted- Average Exercise Price Per Share	Number of Shares	Weighted- Average Exercise Price Per Share
	2014		2013
Outstanding – January 1,	1,821,000	$6.88	1,566,965	$6.90
Granted	41,892	6.18	214,000	6.05
Exercised	(92,200)	3.74	(6,300)	3.52
Forfeited/Canceled	(290,733)	10.63	(244,600)	6.60
Outstanding – June 30,	1,479,959	6.32	1,530,065	6.84
Options Exercisable – June 30,	779,465	$6.47	980,789	$7.52
Options Vested – June 30,	779,465	$6.47	980,789	$7.52
Options to purchase 27,200 and 92,200 shares of our common stock were exercised during the three and six months ended June 30, 2014, respectively. Options to purchase 200 and 6,300 shares of our common stock were exercised during the three and six months ended June 30, 2013, respectively. The aggregate intrinsic value of options exercised during the three months ended June 30, 2014 and 2013 was $58 thousand and $0, respectively. The aggregate intrinsic value of options exercised during the six months ended June 30, 2014 and 2013 was $232 thousand and $2 thousand, respectively. The fair values of options vested during the three months ended June 30, 2014 and 2013 was $144 thousand and $153 thousand, respectively. The fair values of options that vested during the six months ended June 30, 2014 and 2013 was $214 thousand and $271 thousand, respectively.
The following table provides additional information regarding the vested and unvested options that were outstanding at June 30, 2014.

Options Outstanding as of June 30, 2014					Options Exercisable as of June 30, 2014(1)
	Vested	Unvested	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Shares	Weighted Average Exercise Price
$2.97 – $5.99	507,997	81,737	$4.23	6.80	507,997	$4.14
$6.00 – $9.99	140,168	618,757	6.36	8.87	140,168	6.52
$10.00 – $12.99	5,000	—	12.02	0.80	5,000	12.02
$13.00 – $17.99	106,800	—	15.13	0.99	106,800	15.13
$18.00 – $18.84	19,500	—	18.06	1.59	19,500	18.06
	779,465	700,494	$6.32	7.35	779,465	$6.47

(1)	The weighted average remaining contractual life of the options that were exercisable as of June 30, 2014 was 5.99 years.
The aggregate intrinsic value of options that were outstanding and exercisable under the 2010 Incentive Plan at June 30, 2014 and December 31, 2013 was $1.3 million and $1.2 million, respectively.

A summary of the status of the unvested options outstanding as of June 30, 2014, and changes in the weighted average grant date fair values of the unvested options during the three months ended June 30, 2014, are set forth in the following table.

	Number of Shares Subject to Options	Weighted Average Grant Date Fair Value
Unvested at December 31, 2013	785,566	$2.57
Granted	41,892	2.75
Vested	(99,865)	2.14
Forfeited/Canceled	(27,099)	2.68
Unvested at June 30, 2014	700,494	2.63
At June 30, 2014, the weighted average period over which nonvested awards were expected to be recognized was 1.11 years.
Restricted Stock
We issued 43,608 shares of restricted stock under the 2010 Incentive Plan during the six months ended June 30, 2014, at a price of $6.29 that vest on an annual prorated basis over the next three years. The following table summarizes the activity related to restricted stock granted, vested and forfeited under our equity incentive plans during the six months ended June 30, 2014.

	Number of Shares	Average Grant Date Fair Value
Outstanding at December 31, 2013	141,284	6.23
Granted	43,608	$6.29
Vested	—	—
Forfeited	(6,286)	6.21
Outstanding at June 30, 2014	178,606	$6.25
Compensation Expense
We expect that the compensation expense that will be recognized during the periods presented below in respect of stock options and restricted stock outstanding at June 30, 2014, will be as follows:

	Estimated Stock Based Compensation Expense Stock Options	Estimated Stock Based Compensation Expense Restricted Stock	Estimated Stock Based Compensation Expense Total
(Dollars in thousands)
For the years ending December 31,
Remainder of 2014	$387,462	$144,582	$532,044
2015	550,116	289,165	839,281
2016	269,449	231,471	500,920
2017	35,770	7,570	43,340
2018 and beyond	26,553	—	26,553
	$1,269,350	$672,788	$1,942,138
The aggregate amounts of stock based compensation expense recognized in our consolidated statements of operations for the three months ended June 30, 2014 and 2013 were $260 thousand and $199 thousand, respectively, and for the six months ended June 30, 2014 and 2013 were $537 thousand and $354 thousand, respectively, in each case net of taxes.

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

The following table shows how we computed basic and diluted EPS for the three and six months ended June 30, 2014 and 2013.

(In thousands, except per share data)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Numerator:
Net loss from continuing operations	$(768)	$(2,624)	$(1,501)	$(4,955)
Accumulated undeclared dividends on preferred stock	(308)	(262)	(604)	(524)
Numerator for basic and diluted net loss from continuing operations	(1,076)	(2,886)	(2,105)	(5,479)
Net income (loss) from discontinued operations	772	(518)	1,956	(1,356)
Numerator for basic and diluted net loss available to common shareholders	$(304)	$(3,404)	$(149)	$(6,835)
Denominator:
Basic weighted average outstanding shares of common stock	19,255	18,906	19,200	17,825
Dilutive effect of employee stock options and warrants	—	—	—	—
Diluted weighted average common stock and common stock equivalents	19,255	18,906	19,200	17,825
Basic (loss) income per common share:
Net loss from continuing operations	$(0.06)	$(0.15)	$(0.11)	$(0.31)
Net income (loss) from discontinued operations	$0.04	$(0.03)	$0.10	$(0.07)
Net loss available to common shareholders	$(0.02)	$(0.18)	$(0.01)	$(0.38)
Diluted (loss) income per common share:
Net loss from continuing operations	$(0.06)	$(0.15)	$(0.11)	$(0.31)
Net income (loss) from discontinued operations	$0.04	$(0.03)	$0.10	$(0.07)
Net loss available to common shareholders	$(0.02)	$(0.18)	$(0.01)	$(0.38)
The weighted average shares that have an antidilutive effect in the calculation of diluted net loss per share and have been excluded from the computations above were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Stock options(1)	1,519,378	1,504,073	1,591,697	1,520,020
Shares subject to stock purchase warrants(2)	761,278	761,278	761,278	761,278

(1)
Stock options were excluded from the computation of diluted earnings per common share for the three and six months ended June 30, 2014 and June 30, 2013 as we reported a net loss from continuing operations.

(2)
Stock purchase warrants were excluded from the computation of diluted earnings per common share for the three and six months ended June 30, 2014 and 2013 because the exercisability of those warrants is conditioned on the happening of certain future events.

9. Shareholders’ Equity
Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss as of June 30, 2014 and December 31, 2013 was as follows:

	Unrealized Gain (Loss) on Securities Available-for-Sale, net of tax	Unrealized Gain (Loss) on Supplemental Executive Plan Expense, net	Accumulated Other Comprehensive Income, Net
	(Dollars in thousands)
Ending balance as of December 31, 2012	$(545)	$(20)	$(565)
Other comprehensive loss before reclassifications, net of tax benefit of $1,141 thousand (1)	(1,635)	—	(1,635)
Amounts reclassified from accumulated other comprehensive loss, net of tax provision of $18 thousand and tax provision of $10 thousand, respectively (2)	26	20	46
Other comprehensive (loss) income, net of tax benefit of $1,123 thousand and tax expense $10 thousand, respectively	(1,609)	20	(1,589)
Ending balance as of December 31, 2013	$(2,154)	$—	$(2,154)
Other comprehensive income before reclassifications, net of tax benefit of $715 thousand (1)	1,023	—	1,023
Amounts reclassified from accumulated other comprehensive income, net of tax	—	—	—
Other comprehensive income, net of tax benefit of $715 thousand	1,023	—	1,023
Ending balance as of June 30, 2014	$(1,131)	$—	$(1,131)

(1)	Tax impact included in Deferred tax assets.

(2)
Gross amounts related to Unrealized Gain (Loss) on Securities Available-for-Sale, net of tax are included in Net gains on sale of securities available for sale. Gross amounts related to Unrealized Gain (Loss) on Supplemental Executive Plan Expense, net are included in Salaries and employee benefits. Related tax impact amounts are included in Income tax provision (benefit).

10. Commitments and Contingencies
Repurchase Reserves
We have historically maintained reserves for possible repurchases that we may have been required to make of certain of the mortgage loans which we sold as a result of deficiencies or defects that may be found to exist in such loans. Our repurchase reserve also covered returns of any premiums earned and administrative fees pertaining to the repurchase of mortgage loans that did not meet investor guidelines, including potential loss of advances on Veterans Affairs or Federal Housing Authority Ginnie Mae loans.  As a result of our exit from the mortgage banking business and no longer being subject to potential loss for anything other than mortgage fraud, we have undertaken an analysis of our accrual. Our analysis assumes that the repurchase liability exposure will decrease over time as mortgage loans are paid off and as we are no longer originating new mortgage loans. Additionally, with the sale of the mortgage servicing rights during April 2014, the increased exposure loss for the servicing of Ginnie Mae loans which we were accruing for was eliminated, resulting in further reversal of the accrual. As a result of our review, we reversed $1.5 million of our reserve during the current period. We repurchased $1.3 million of loans during the six months ended June 30, 2014 by adjusting the gains on sale recorded for these loans. No loans were repurchased during the three months ended June 30, 2014 or during the three and six months ended June 30, 2013. The following table sets forth information, at June 30, 2014 and December 31, 2013, with respect to such reserves:

	June 30, 2014	December 31, 2013
	(Dollars in thousands)
Beginning balance	$1,883	$906
(Recovery of)/Provision for repurchases	(1,453)	1,041
Settlements	—	(64)
Total repurchases reserve	$430	$1,883
Commitments

To meet the financing needs of our customers in the normal course of business, we are a party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements. At June 30, 2014 and December 31, 2013, we were committed to fund certain loans including letters of credit amounting to approximately $130 million and $138 million, respectively. The contractual amounts of a credit-related financial instrument, such as a commitment to extend credit, a credit-card arrangement or a letter of credit, represent the amount of potential accounting loss should the commitment be fully drawn upon, the customer were to default, and the value of any existing collateral securing the customer’s payment obligation becomes worthless. The loss reserve for unfunded loan commitments was $225,000 at both June 30, 2014 and December 31, 2013.
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
Based on our evaluation of the lawsuits and other proceedings that were pending against us as of June 30, 2014, the outcomes in those suits or other proceedings are not expected to have, either individually or in the aggregate, a material adverse effect on our consolidated financial position, results of operations or cash flows. However, in light of the inherent uncertainties involved, some of which are beyond our control, and the very large or indeterminate damages often sought in such legal actions or proceedings, an adverse outcome in one or more of these suits or proceedings could be material to our financial position, results of operations or cash flows for any particular reporting period.

11. Discontinued Operations
During the fourth quarter of 2013, the Bank announced its decision to exit the mortgage banking business. As of June 30, 2014, we are no longer involved in the origination, selling and servicing of mortgage loans. The remaining wind down of the mortgage banking business is expected to be complete during the third quarter of 2014. Accordingly, all income and expense related to the mortgage banking business have been removed from continuing operations and are included in the consolidated statements of operations under the caption "Income (loss) from discontinued operations."

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Revenues(1)	$(249)	$1,812	$1,518	$3,732
Pre-tax income (loss)	$772	$(518)	$1,956	$(1,795)

(1)	Net interest income plus noninterest income.

We established a reserve of $3.1 million in December 2013 for our estimated cost of discontinuing the mortgage banking business, which is included in our loss from discontinued operations in our statement of operations. This reserve primarily included severance and fees related to contract and lease terminations. Assets related to discontinued operations primarily consist of mortgage loans held for sale (see below), mortgage servicing rights (see below), fixed assets, and our derivative financial instruments (see Fair Value Measurements footnote above for more information regarding our derivatives). As of June 30, 2014, $1.0 million of the reserve remained outstanding.
Mortgage Loans Held for Sale
A summary of the unpaid principal balances of LHFS, by type, is presented below:

	June 30, 2014	December 31, 2013
	(Dollars in thousands)
Government	$—	$2,616
Conventional	—	3,138
Jumbo	—	1,177
Fair value adjustment	—	(15)
Total LHFS at fair value(1)	$—	$6,916

(1)    We had no LHFS as of June 30, 2014.
Gains on LHFS for the three and six months ended June 30, 2014 and 2013 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
			(Dollars in thousands)
Gain on sale of mortgage loans	$47	$5,333	$394	$1,424
Net loan servicing	91	494	312	296
Unrealized gains (losses) from derivative financial statements	240	393	—	584
Realized gains (losses) from derivative financial instruments	36	519	(219)	367
Mark to market (loss) gain on LHFS	(248)	(2,192)	(166)	(610)
Direct origination (expenses) fees, net	(8)	(1,943)	(109)	(964)
Provision for repurchases	1,470	(83)	1,453	(32)
Total gain on LHFS	$1,628	$2,521	$1,665	$1,065
Mortgage Servicing Rights
We sometimes retained mortgage servicing rights on mortgage loans that we sold. Such rights represented the net positive cash flows generated from the servicing of such mortgage loans and we recognized such rights as assets on our statements of financial condition based on their estimated fair values. We received servicing fees, less any subservicing costs, on the unpaid principal balances of such mortgage loans. Those fees were collected from the monthly payments made by the mortgagors or from the proceeds of the sale or foreclosure and liquidation of the underlying real property collateralizing the loans. We also generally received various mortgagor-contracted fees, such as late charges, collateral reconveyance charges and nonsufficient fund fees. In addition, we generally were entitled to retain interest earned on funds held pending remittance (or float) related to the collection of principal, interest, taxes and insurance payments on the mortgage loans which we serviced.
In April 2014, we sold the entire portfolio of mortgage servicing rights on loans with an unpaid principal balance of $498.9 million as of April 30, 2014 in two separate transactions for a total of $5.5 million. During the first quarter of 2014, we recorded an increase in the fair value of the mortgage servicing rights of $1.2 million, which was included in income from discontinued operations. The final settlement during May 2014 resulted in a reversal of $257 thousand of the previous increase in fair value during the three months ended June 30, 2014. For the six months ended June 30, 2014, we recognized a gain on the sale of the mortgage servicing rights of $930 thousand.
As of June 30, 2014 and December 31, 2013, mortgage servicing rights totaled $0 and $4.4 million, respectively. At December 31, 2013, the mortgage servicing rights were included in Assets of discontinued operations in the accompanying consolidated statements of financial condition.
The Bank accounts for mortgage servicing rights at fair value with changes in fair value recorded in income from discontinued operations in the consolidated statements of operations. The table below presents the activity for mortgage servicing rights for the three and six months ended June 30, 2014 and 2013.

Rollforward of Fair Value of Mortgage Servicing Rights	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2014	2013	2014	2013
Balance, beginning of period	$5,604	$3,264	$4,417	$2,801
Additions	—	168	60	593
Payoffs	—	(125)	(31)	(245)
Impact due to changes in Constant Prepayment Rate (“CPR”)	—	422	—	798
Changes in fair value resulting from valuation inputs or assumptions	(257)	94	901	(124)
Sale of mortgage servicing rights portfolio	(5,347)	—	(5,347)	—
Balance, end of period	$—	$3,823	$—	$3,823

Rollforward of Unpaid Principal Balance of Mortgage Servicing Portfolio	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2014	2013	2014	2013
Balance, beginning of period	$506,583	$491,629	$506,664	$457,062
Additions	—	24,236	5,420	82,807
Payoffs	—	(28,004)	(2,765)	(49,819)
Impact due to changes in CPR	—	(1,779)	—	(3,968)
Changes in fair value resulting from valuation inputs or assumptions	—	—	(2,736)	—
Sale of mortgage servicing rights portfolio	(506,583)	—	(506,583)	—
Balance, end of period	$—	$486,082	$—	$486,082
The following table sets forth the principal amounts of the mortgage loans we were servicing, categorized by type of loan, at June 30, 2014 and June 30, 2013:

	Unpaid Principal Balance as of
(Dollars in thousands)	June 30, 2014	December 31, 2013
Government	$—	$404,432
Conventional	—	102,232
Total loans serviced	$—	$506,664

12. Business Segment Information
We have one reportable business segment, commercial banking. The commercial banking segment provides small and medium-size businesses, professional firms and individuals with a diversified range of products and services such as various types of deposit accounts, various types of commercial and consumer loans, cash management services, and online banking services. We also have one non-reportable segment, discontinued operations, which is comprised of our mortgage banking business. Our mortgage banking business originated mortgage loans that, for the most part, were resold within 30 days to long-term investors in the secondary residential mortgage market.
Since our operating segment derives all of its revenues from interest and noninterest income and interest expense constitutes its most significant expense, this segment, as well as our discontinued operations, are reported below using net interest income (interest income less interest expense) and noninterest income (primarily net gains on sales of SBA loans and fee income). We do not allocate general and administrative expenses or income taxes to our operating segment.

The following table sets forth information regarding the net interest income and noninterest income for our commercial banking and discontinued operations segments, respectively, for the three and six months ended June 30, 2014 and 2013.

(Dollars in thousands)	Commercial	Other	Total from continuing operations	Discontinued Operations	Total including discontinued operations
Net interest income for the three months ended June 30,
2014	$7,698	$(72)	$7,626	$3	$7,629
2013	$7,443	$(72)	$7,371	$69	$7,440
Noninterest income for the three months ended June 30,
2014	$984	$225	$1,209	$(254)	$955
2013	$(342)	$68	$(274)	$1,719	$1,445
Net interest income for the six months ended June 30,
2014	$15,539	$(69)	$15,470	$77	$15,547
2013	$14,706	$(173)	$14,533	$262	$14,795
Noninterest income for the six months ended June 30,
2014	$2,162	$341	$2,503	$1,435	$3,938
2013	$104	$67	$171	$3,407	$3,578
Segment Assets at:
June 30, 2014	$997,280	$13,423	$1,010,703	$1,297	$1,012,000
December 31, 2013	$968,507	$15,887	$984,394	$12,189	$996,583

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward Looking Statements
Statements contained in this Quarterly Report on Form 10-Q (this “Report”) that are not historical facts or that discuss our expectations, beliefs or views regarding our future operations or future financial performance, or financial or other trends in our business or in the markets in which we operate, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. Often, they include words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “project,” "forecast," or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could,” or “may.” The information contained in such forward-looking statements is based on current information available to us and on assumptions that we make about future economic and market conditions and other events over which we do not have control. In addition, our business and the markets in which we operate are subject to a number of risks and uncertainties. Such risks and uncertainties, and the occurrence of events in the future or changes in circumstances that had not been anticipated, could cause our financial condition or actual operating results in the future to differ materially from our expected financial condition or operating results that are set forth in the forward-looking statements contained in this Report and could, therefore, also affect the price performance of our shares.
In addition to the risk of incurring loan losses, which is an inherent risk of the banking business, these risks and uncertainties include, but are not limited to, the following: the risk that the economic recovery in the United States, which is still relatively fragile, will be adversely affected by domestic or international economic conditions, which could cause us to incur additional loan losses and adversely affect our results of operations in the future; uncertainties and risks with respect to the effects that our compliance with the written agreement (the “FRBSF Agreement”) with the Federal Reserve Bank of San Francisco (the “FRBSF”) will have on our business and results of operations because, among other things, the FRBSF Agreement imposes restrictions on our operations and our ability to grow our banking franchise, and the risk of potential future supervisory action against us or the Bank (as defined below) by the FRBSF if we are unable to meet the requirements of the FRBSF Agreement; the risk that our results of operations in the future will continue to be adversely affected by our exit from the wholesale and residential mortgage lending businesses and the risk that our commercial banking business will not generate the additional revenues needed to fully offset the decline in our mortgage banking revenues within the next two to three years; the risk that our interest margins and, therefore, our net interest income will be adversely affected by changes in prevailing interest rates; the risk that we will not succeed in further reducing our remaining nonperforming assets, in which event we would face the prospect of further loan charge-offs and write-downs of assets; the risk that we will not be able to manage our interest rate risks effectively, in which event our operating results could be harmed; the prospect that government regulation of banking and other financial services organizations will increase, causing our costs of doing business to increase and restricting our ability to take advantage of business and growth opportunities; the risk that our efforts to develop a robust commercial banking platform and a productive small business administration (“SBA”)

lending group may not succeed; and the risk that we may be unable to realize our expected level of increasing deposit inflows. Additional information regarding these and other risks and uncertainties to which our business is subject is contained in our Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Form 10-K”) that we filed with the Securities and Exchange Commission (“SEC”) on March 14, 2014, and readers of this Report are urged to review the additional information contained in that report, and in any subsequent Quarterly Report on Form 10-Q that we file with the SEC. We urge you to read those risk factors in conjunction with your review of the following discussion and analysis of our results of operations for the three and six months ended, and our financial condition at, June 30, 2014.
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

Overview
The following discussion presents information about our consolidated results of operations, financial condition, liquidity and capital resources and should be read in conjunction with our consolidated financial statements and the notes thereto included in Item 1 above of this Report.
Our principal operating subsidiary is Pacific Mercantile Bank (the “Bank”), which is a California state chartered bank. The Bank accounts for substantially all of our consolidated revenues, expenses and income and our consolidated assets and liabilities. Accordingly, the following discussion focuses primarily on the Bank’s results of operations and financial condition.
As of June 30, 2014, our total assets, net loans and total deposits were $1.0 billion, $794 million and $819 million, respectively.
The Bank, which is headquartered in Orange County, California, approximately 40 miles south of Los Angeles, conducts a commercial banking business in Orange, Los Angeles, San Bernardino and San Diego counties in Southern California. The Bank is also a member of the Federal Reserve System and its deposits are insured, to the maximum extent permitted by law, by the Federal Deposit Insurance Corporation (the “FDIC”). For the six months ended June 30, 2014 and 2013, we operated as one reportable segment, Commercial Banking, and one non-reportable segment, Discontinued Operations.
Unless the context otherwise requires, the “Company,” “we,” “our,” “ours,” and “us” refer to Pacific Mercantile Bancorp and its consolidated subsidiaries.

Current Developments
During the fourth quarter of 2013, we announced our decision to exit the mortgage banking business. We have made substantial progress in our efforts to wind down the mortgage division. During the first quarter of 2014, all of the loan applications that were in process at the time of the announcement to discontinue mortgage lending were funded, closed by the applicant, or denied. At June 30, 2014, the Bank only had 3 remaining employees in the mortgage division, down from 77 employees at December 31, 2013, and is no longer involved in the origination, selling and servicing of mortgage loans. In April 2014, the Bank also finalized arrangements to sell its portfolio of mortgage servicing rights in two separate transactions, which closed on April 30, 2014 and are described in more detail above in Item 1 of this Report under Note 11, Discontinued Operations. The remaining wind down of the mortgage banking business is expected to be complete during the third quarter of 2014.
The Company has also furthered its efforts in laying the foundation for a full-fledged Asset Based Lending ("ABL") Group that was begun in 2013. The ABL Group will originate loans primarily secured by general corporate assets with a borrowing formula primarily based on accounts receivables. In the first half of 2014, the ABL Group developed a pipeline of potential relationships that included an ABL credit facility along with products and services to meet the customers' depository and cash management needs. The Bank commenced with some of these relationships during the second quarter of 2014 with the funding of the ABL facilities.
The Company continued to expand its offerings through the SBA Programs and during the six months ended June 30, 2014 funded $19.7 million in loans through the 7(a) Program and sold $14.8 million of the guaranteed portion of those loans, which resulted in a $1.2 million gain during the six months ended June 30, 2014. The Company plans to continue its efforts to originate and sell SBA 7(a) loans.
Results of Operations
Discontinued Operations

In connection with our exit from the mortgage banking business described above, the revenues and expenses of our mortgage banking division have been classified as discontinued operations for all periods presented. As a result, all comparisons below reflect results from continuing operations. Income from discontinued operations was $0.8 million and $2.0 million for the three and six months ended June 30, 2014, respectively, while our loss from discontinued operations was $0.5 million and $1.4 million for the three and six months ended June 30, 2013, respectively. During the six months ended June 30, 2014, we recorded a gain on the sale of the mortgage servicing rights that we sold in April 2014, which is included in income from discontinued operations in the consolidated statements of operations. This compares to a loss from the mortgage banking operations prior to the decision to discontinue the mortgage banking business. For additional information, see Note 11, Discontinued Operations, included in Item 1 of this Report.
Operating Results for the Three and Six Months Ended June 30, 2014 and 2013
Our operating results for the three and six months ended June 30, 2014, compared to June 30, 2013, were as follows:

	Three Months Ended June 30,		2014 vs. 2013 % Change	Six Months Ended June 30,		2014 vs. 2013 % Change
	2014	2013		2014	2013
				(Dollars in thousands)
Interest income	9,134	8,728	4.7%	18,421	17,478	5.4%
Interest expense	1,508	1,357	11.1%	2,951	2,945	0.2%
Provision for loan and lease losses	600	—	100.0%	1,050	1,150	(8.7)%
Non-interest income	1,209	(274)	(541.2)%	2,503	171	1,363.7%
Non-interest expense	9,003	9,721	(7.4)%	18,424	19,999	(7.9)%
Income tax provision (benefit)	—	—	—%	—	(1,490)	(100.0)%
Net (loss) income from continuing operations	(768)	(2,624)	(70.7)%	(1,501)	(4,955)	(69.7)%
Net income (loss) from discontinued operations	772	(518)	(249.0)%	1,956	(1,356)	(244.2)%
Net income (loss)	4	(3,142)	(100.1)%	455	(6,311)	(107.2)%
Interest Income
Three Months Ended June 30, 2014 and 2013
Total interest income increased 4.7% to $9.1 million for the three months ended June 30, 2014 from $8.7 million for the three months ended June 30, 2013, with an average yield on interest-earning assets of 3.70% for the three months ended June 30, 2014 compared to 3.82% for the three months ended June 30, 2013. This increase was primarily due to an increase in interest income on loans during the three months ended June 30, 2014 compared to the same prior year period due to an increase in average loan balances, partially offset by a decline in the average yield. During the three months ended June 30, 2014 and 2013, interest income on loans was $8.7 million and $8.3 million, respectively, yielding 4.40% and 4.65% on average loan balances of $787.9 million and $712.5 million, respectively. The increase in the average loan balances is attributable to an increase in loan demand. The decrease in average loan yield is primarily attributable to the actions of the Board of Governors of the Federal Reserve System (“Federal Reserve Board”) to keep short-term interest rates low.
During the three months ended June 30, 2014 and 2013, interest income from our securities available-for-sale and stock, was $403 thousand and $387 thousand, respectively, yielding 2.25% and 1.86% on average balances of $71.9 million and $83.4 million, respectively. The average securities balances decreased as a result of sales and maturities of, and payments on, securities which we did not fully replace due to liquidity needs. The investment yield increase is primarily due to lower premium amortization attributable to slower projected prepayment speeds on our securities available-for-sale, returning our prepayment speed to a more historically normal level as compared to the accelerated prepayment speed seen in the prior year. Interest income from our short-term investments, including our federal funds sold and interest-bearing deposits, was $79 thousand and $75 thousand for the three months ended June 30, 2014 and 2013, respectively, yielding 0.24% and 0.25% on average balances of $130.1 million and $120.0 million, respectively. The average balances of short-term investments increased as a result of an increase in our funds held at the FRBSF. As a result, total interest income on investments increased slightly for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013.
Six Months Ended June 30, 2014 and 2013
Total interest income increased 5.4% to $18.4 million for the six months ended June 30, 2014 from $17.5 million for the six months ended June 30, 2013, with an average yield on interest-earning assets of 3.78% for the six months ended June 30, 2014 compared to 3.75% for the six months ended June 30, 2013. This increase was primarily due to an increase in interest income on loans during the six months ended June 30, 2014 compared to the same prior year period due to an increase in average loan balances, partially offset by a decline in the average yield. During the six months ended June 30, 2014 and 2013, interest income on loans was $17.4 million and $16.6 million, respectively, yielding 4.49% and 4.66% on average loan balances of $783.6 million and $716.7 million, respectively. The increase in the average loan balances is attributable to an increase in loan demand. The decrease in loan yield is primarily attributable to the actions of the Federal Reserve Board to keep short-term interest rates low.
During the six months ended June 30, 2014 and 2013, interest income from our securities available-for-sale and stock, was $821 thousand and $757 thousand, respectively, yielding 2.27% and 1.75% on average balances of $72.8 million and $87.2 million, respectively. The average securities balances decreased as a result of sales and maturities of, and payments on, securities which we did not fully replace due to liquidity needs. The investment yield increase is primarily due to lower premium amortization attributable to slower projected prepayment speeds on our securities available-for-sale, returning our prepayment speed to a more historically normal level as compared to the accelerated prepayment speed seen in the prior year. Interest income from our short-term investments, including our federal funds sold and interest-bearing deposits, was $155 thousand and $170 thousand for the six months ended June 30, 2014 and 2013, respectively, yielding 0.25% and 0.25% on average balances of $126.3 million and $136.6 million, respectively. The decrease in interest income from our short-term investments was primarily attributable to a decrease in the average loan balances during the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. As a result, total interest income on investments increased slightly for the six months ended June 30, 2014 and 2013.
Interest Expense
Three Months Ended June 30, 2014 and 2013
Total interest expense increased 11.1% to $1.5 million for the three months ended June 30, 2014 from $1.4 million for the three months ended June 30, 2013. The increase was primarily due to an increase in average interest-bearing liabilities of $713.5 million and $638.3 million at June 30, 2014 and 2013, respectively, yielding a cost of funds of 0.85% and 0.85%, respectively, which consisted of deposits, borrowings and junior subordinated debentures. Interest expense on our certificates of deposit for the three months ended June 30, 2014 and 2013, was $1.1 million and $1.0 million, respectively, yielding 0.95% and 1.02% on average balances of $454.0 million and $382.9 million, respectively. The increase in interest expense of $151 thousand, or 11.1%, was also due to an increase in the volume of certificates of deposit partially offset by a decrease in the rates of interest paid on certificates of deposit.
Six Months Ended June 30, 2014 and 2013
Total interest expense increased 0.2% to $3.0 million for the six months ended June 30, 2014 from $2.9 million for the six months ended June 30, 2013. The increase was primarily due to an increase in average interest-bearing liabilities of $711.4 million and $667.7 million at June 30, 2014 and 2013, respectively, yielding a cost of funds of 0.84% and 0.89%, respectively, which consisted of deposits, borrowings and junior subordinated debentures. Interest expense on our certificates of deposit for the six months ended June 30, 2014 and 2013, was $2.1 million and $2.2 million, respectively, yielding 0.97% and 1.09% on average balances of $439.9 million and $405.2 million, respectively. The increase in interest expense was also due to an increase in the volume of certificates of deposit partially offset by a decrease in the rates of interest paid on certificates of deposit.
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
The following tables set forth information regarding our average balance sheet, yields on interest earning assets, interest expense on interest-bearing liabilities, the interest rate spread and the interest rate margin for the three and six months ended June 30, 2014 and 2013. Average balances are calculated based on average daily balances.

	Three Months Ended June 30,
	2014			2013
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest earning assets
Short-term investments(1)	$130,146	$79	0.24%	$120,012	$75	0.25%
Securities available for sale and stock(2)	71,928	403	2.25%	83,375	387	1.86%
Loans(3)	787,882	8,652	4.40%	712,525	8,266	4.65%
Total interest-earning assets	989,956	9,134	3.70%	915,912	8,728	3.82%
Interest-bearing liabilities:
Interest-bearing checking accounts	$35,457	$25	0.28%	$32,735	$22	0.27%
Money market and savings accounts	154,591	119	0.31%	160,124	151	0.38%
Certificates of deposit	454,041	1,081	0.95%	382,935	975	1.02%
Other borrowings	51,911	129	1.00%	45,011	71	0.63%
Junior subordinated debentures	17,527	154	3.52%	17,527	138	3.16%
Total interest bearing liabilities	713,527	1,508	0.85%	638,332	1,357	0.85%
Net interest income		$7,626			$7,371
Net interest income/spread			2.85%			2.97%
Net interest margin			3.09%			3.23%

	Six Months Ended June 30,
	2014			2013
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest earning assets
Short-term investments(1)	$126,255	$155	0.25%	$136,619	$170	0.25%
Securities available for sale and stock(2)	72,827	821	2.27%	87,150	757	1.75%
Loans(3)	783,559	17,445	4.49%	716,723	16,551	4.66%
Total interest-earning assets	982,641	18,421	3.78%	940,492	17,478	3.75%
Interest-bearing liabilities:
Interest-bearing checking accounts	$34,682	$49	0.28%	$32,980	$43	0.26%
Money market and savings accounts	158,789	250	0.32%	164,218	349	0.43%
Certificates of deposit	439,855	2,111	0.97%	405,188	2,181	1.09%
Other borrowings	60,565	282	0.94%	47,713	103	0.44%
Junior subordinated debentures	17,527	259	2.98%	17,604	269	3.08%
Total interest bearing liabilities	711,418	2,951	0.84%	667,703	2,945	0.89%
Net interest income		$15,470			$14,533
Net interest income/spread			2.94%			2.86%
Net interest margin			3.17%			3.12%

(1)	Short-term investments consist of federal funds sold and interest bearing deposits that we maintain at other financial institutions.

(2)	Stock consists of Federal Home Loan Bank of San Francisco (“FHLB”) stock and FRBSF stock.

(3)	Loans include the average balance of nonaccrual loans.
The following table sets forth changes in interest income, including loan fees, and interest paid in each of the six months ended June 30, 2014 and 2013 and the extent to which those changes were attributable to changes in (i) the volumes of or in the rates of interest earned on interest-earning assets and (ii) the volumes of or in the rates of interest paid on our interest-bearing liabilities.

	Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013 Increase (Decrease) due to Changes in			Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013 Increase (Decrease) due to Changes in
	Volume	Rates	Total Increase (Decrease)	Volume	Rates	Total Increase (Decrease)
	(Dollars in thousands)
Interest income
Short-term investments(1)	$6	$(2)	$4	$(13)	$(2)	$(15)
Securities available for sale and stock(2)	(58)	74	16	(138)	202	64
Loans	843	(457)	386	1,503	(609)	894
Total earning assets	791	(385)	406	1,352	(409)	943
Interest expense
Interest-bearing checking accounts	2	1	3	2	4	6
Money market and savings accounts	(5)	(27)	(32)	(11)	(88)	(99)
Certificates of deposit	172	(66)	106	178	(248)	(70)
Borrowings	12	46	58	34	145	179
Junior subordinated debentures	—	16	16	(1)	(9)	(10)
Total interest-bearing liabilities	181	(30)	151	202	(196)	6
Net interest income	$610	$(355)	$255	$1,150	$(213)	$937

(1)	Short-term investments consist of federal funds sold and interest bearing deposits that we maintain at financial institutions.

(2)	Stock consists of FHLB stock and FRBSF stock.
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
We employ economic models that are based on bank regulatory guidelines, industry standards and our own historical loan loss experience, as well as a number of more subjective qualitative factors, to determine both the sufficiency of the ALLL and the amount of the provisions that we believe need to be made for potential loan losses to increase or replenish the ALLL. However, those determinations involve judgments and assumptions about trends in current economic conditions and other events that can affect the ability of borrowers to meet their loan obligations to us and a weighting among the quantitative and qualitative factors we consider in determining the amount of the ALLL. Moreover, the duration and anticipated effects of prevailing economic conditions or trends can be uncertain and can be affected by a number of risks and circumstances that are outside of our ability to control. If changes in economic or market conditions or unexpected subsequent events or changes in circumstances were to occur, or if changes were made to bank regulatory guidelines or industry standards that are used to assess the sufficiency of the ALLL, it could become necessary for us to record additional, and possibly significant, charges to increase the ALLL, which would have the effect of reducing our income or causing us to incur losses.
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
During the three and six months ended June 30, 2014, we recorded a provision for loan and lease losses of $600 thousand and $1.1 million, respectively, as compared to $0 and $1.2 million recorded during the three and six months ended June 30, 2013, respectively. The provision for loan and lease losses increased $600 thousand, or 100.0%, for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013, primarily as a result of an increase in loan balances by $28.0 million for the three months ended June 30, 2014 compared to $14.3 million for the three months ended June 30, 2013. The provision for loan and lease losses decreased $100 thousand, or 8.7%, for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013, primarily as a result of net recoveries of $172 thousand for the six months ended June 30, 2014, along with increased loan balances of $29.8 million in the first half of 2014 compared to net charge-offs of $908 thousand during the six months ended June 30, 2013 and a decrease in loan balances of $1.4 million for the same period.
See "—Financial Condition—Nonperforming Assets and the Allowance for Loan and Lease Losses" below in this Item 2 for additional information regarding the ALLL.
Noninterest Income
The following table identifies the components of and the percentage changes in noninterest income during the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,			Six Months Ended June 30,
	Amount	Amount	Percentage Change	Amount	Amount	Percentage Change
	2014	2013	2014 vs. 2013	2014	2013	2014 vs. 2013
				(Dollars in thousands)
Service fees on deposits and other banking services	218	196	11.2%	426	392	8.7%
Net gains on sale of securities available for sale	—	—	—%	—	23	(100.0)%
Net gain on sale of small business administration loans	474	—	100.0%	1,160	—	100.0%
Net loss on sale of other real estate owned	—	—	—%	—	(9)	(100.0)%
Income from other real estate owned	225	1	22,400.0%	341	68	401.5%
Other noninterest income (loss)	292	(471)	(162.0)%	576	(303)	(290.1)%
Total noninterest income	$1,209	$(274)	(541.2)%	$2,503	$171	1,363.7%
Three Months Ended June 30, 2014 and 2013
Noninterest income increased by $1.5 million for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013 primarily as a result of:

•	A net gain of $474 thousand on sales of commercial SBA loans for the three months ended June 30, 2014 as compared to no sales of SBA loans during the prior year period;

•	A $224 thousand increase in income from properties acquired by or in lieu of loan foreclosures (commonly referred to as other real estate owned or “OREO”); and

•	No sales of loans in the current period as compared to a net loss on the sale of loans of $576 thousand for the three months ended June 30, 2013 included within other noninterest income (loss).
Six Months Ended June 30, 2014 and 2013
Noninterest income increased $2.3 million for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013, primarily as a result of:

•	A net gain of $1.2 million on sales of SBA loans for the six months ended June 30, 2014 as compared to no sales of SBA loans during the prior year period;

•	An increase of $273 thousand in income from OREO; and

•	No sales of loans in the current period as compared to a net loss on the sale of loans of $485 thousand for the three months ended June 30, 2013 included within other noninterest income (loss).
Noninterest Expense
The following table sets forth the principal components and the amounts of, and the percentage changes in, noninterest expense during the three and six months ended June 30, 2014 and 2013.

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	2014 vs. 2013	2014	2013	2014 vs. 2013
	Amount	Amount	Percent Change	Amount	Amount	Percent Change
				(Dollars in thousands)
Salaries and employee benefits	$5,420	$5,150	5.2%	$11,023	$9,516	15.8%
Occupancy	610	597	2.2%	1,198	1,086	10.3%
Equipment and depreciation	363	392	(7.4)%	732	818	(10.5)%
Data processing	200	199	0.5%	451	398	13.3%
FDIC expense	359	547	(34.4)%	653	1,092	(40.2)%
Other real estate owned expense	538	1,245	(56.8)%	1,398	3,362	(58.4)%
Professional fees	490	845	(42.0)%	1,064	2,211	(51.9)%
(Recovery of) provision for contingencies	175	(279)	(162.7)%	175	(539)	(132.5)%
Business development	169	327	(48.3)%	338	534	(36.7)%
Loan related expense	129	80	61.3%	216	220	(1.8)%
Insurance	141	147	(4.1)%	278	294	(5.4)%
Other operating expenses (1)	409	471	(13.2)%	898	1,007	(10.8)%
Total noninterest expense	$9,003	$9,721	(7.4)%	$18,424	$19,999	(7.9)%

(1)	Other operating expenses primarily consist of telephone, investor relations, promotional, regulatory expenses, and correspondent bank fees.
Three Months Ended June 30, 2014 and 2013
During the three months ended June 30, 2014, noninterest expense decreased by $718 thousand, or 7.4%, to $9.0 million from $9.7 million for the three months ended June 30, 2013, primarily as a result of:

•
A decrease of $707 thousand in OREO expenses related to the reduction of older OREO that incurred more expenses to maintain and resolve in the second quarter of 2013, partially offset by newer OREO taken in collection of debts that have not incurred the same level of expense to maintain and resolve during the second quarter of 2014;

•
A decrease of $355 thousand in professional fees related to decreased legal expenses due to the settlement of certain lawsuits and other disputes and a decline in nonperforming loans; partially offset by

•
An increase of $270 thousand in salaries and employee benefits related to the hiring of a new CEO and other key employees in 2013, increases in health care insurance costs, and increases in workers' compensation premiums.

Six Months Ended June 30, 2014 and 2013
During the six months ended June 30, 2014, noninterest expense decreased by $1.6 million, or 7.9%, to $18.4 million from $20.0 million for the six months ended June 30, 2013, primarily as a result of:

•
A decrease of $2.0 million in OREO expenses related to the reduction of older OREO that incurred more expenses to maintain and resolve in the first half of 2013, partially offset by newer OREO taken in collection of debts that have not incurred the same level of expense to maintain and resolve during the first half of 2014;

•
A decrease of $1.1 million in professional fees related to decreased legal expenses due to the settlement of certain lawsuits and other disputes and a decline in nonperforming loans; partially offset by

•
An increase of $1.5 million in salaries and employee benefits related to the hiring of a new CEO and other key employees in 2013, increases in health care insurance costs, and increases in workers' compensation premiums.

Provision for (Benefit from ) Income Tax
Three Months Ended June 30, 2014 and 2013
For the three months ended June 30, 2014 and 2013, we recorded no income tax provision. There was no income tax provision during the three months ended June 30, 2013 as a result of a net operating loss for the quarter. We generated net operating losses (“NOLs”) for the year ended December 31, 2013 which may be utilized against taxable income. The 2013 NOLs were subject to a valuation allowance. As a result of taxable income generated and the utilization of the NOLs subject to a valuation allowance during the three months ended June 30, 2014, we had no income tax provision.
Six Months Ended June 30, 2014 and 2013

For the six months ended June 30, 2014, we recorded no income tax provision and we recorded an income tax benefit of $1.5 million for the six months ended June 30, 2013. The tax benefit during the six months ended June 30, 2013 was primarily related to the release of the remainder of a valuation allowance, which we had established against our deferred tax asset by means of non-cash charges to the provision for income taxes prior to 2013. We generated net operating losses (“NOLs”) for the year ended December 31, 2013 which may be utilized against taxable income. The 2013 NOLs were subject to a valuation allowance. As a result of taxable income generated and the utilization of the NOLs subject to a valuation allowance during the six months ended June 30, 2014, we had no income tax provision.
Financial Condition
Assets
Our total assets increased by $15 million to $1.0 billion at June 30, 2014 from $997 million at December 31, 2013. The following table sets forth the composition of our interest earning assets at:

	June 30, 2014	December 31, 2013
	(Dollars in thousands)
Interest-bearing deposits with financial institutions (1)	$90,441	$93,451
Interest-bearing time deposits with financial institutions	2,923	2,423
Federal Reserve Bank of San Francisco and Federal Home Loan Bank Stock, at cost	8,058	8,531
Securities available for sale, at fair value	62,728	65,989
Loans (net of allowances of $12,580 and $11,358, respectively)	793,820	765,426

(1)	Includes interest-earning balances maintained at the FRBSF.
Investment Portfolio
Securities Available for Sale. Securities that we intend to hold for an indefinite period of time, but which may be sold in response to changes in liquidity needs, in interest rates, or in prepayment risks or other similar factors, are classified as “securities available for sale”. Such securities are recorded on our balance sheet at their respective fair values and increases or decreases in those values are recorded as unrealized gains or losses, respectively, and are reported as other comprehensive income (loss) on our accompanying consolidated statements of financial condition, rather than included in or deducted from our earnings.
The following is a summary of the major components of securities available for sale and a comparison of the amortized cost, estimated fair values and the gross unrealized gains and losses attributable to those securities, as of June 30, 2014 and December 31, 2013:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Securities available for sale at June 30, 2014:
Mortgage backed securities issued by U.S. Agencies	$56,915	$17	$(1,329)	$55,603
Collateralized mortgage obligations issued by non agencies	899	—	(10)	889
Asset backed security	2,101	—	(598)	1,503
Mutual funds	4,733	—	—	4,733
Total securities available for sale	$64,648	$17	$(1,937)	$62,728
Securities available for sale at December 31, 2013:
U.S. Treasury securities	$700	$—	$—	$700
Mortgage backed securities issued by U.S. Agencies	60,514	13	(2,719)	57,808
Collateralized mortgage obligations issued by non agencies	1,572	—	(48)	1,524
Asset backed security	2,218	—	(906)	1,312
Mutual funds	4,645	—	—	4,645
Total securities available for sale	$69,649	$13	$(3,673)	$65,989
The amortized cost of securities available for sale at June 30, 2014 is shown in the table below by contractual maturities taking into consideration historical prepayments based on the prior twelve months of principal payments. Expected maturities will differ from contractual maturities and historical prepayments, particularly with respect to collateralized mortgage obligations, primarily because prepayment rates are affected by changes in conditions in the interest rate market and, therefore, future prepayment rates may differ from historical prepayment rates.

	June 30, 2014 Maturing in
	One year or less		Over one year through five years		Over five years through ten years		Over ten years		Total
(Dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Securities available for sale:
Mortgage-backed securities issued by U.S. Agencies	$6,703	1.57%	$22,467	1.57%	$19,259	1.60%	$8,486	1.63%	$56,915	1.59%
Non-agency collateralized mortgage obligations	—	—	899	2.92%	—	—	—	—	899	2.92%
Asset backed securities	—	—	—	—%	—	—	2,101	2.28%	2,101	2.28%
Mutual funds	—	—	4,733	2.00%	—	—	—	—	4,733	2.00%
Total Securities Available for sale	$6,703	1.57%	$28,099	1.69%	$19,259	1.60%	$10,587	1.76%	$64,648	1.66%

Loans
The following table sets forth the composition, by loan category, of our loan portfolio at June 30, 2014 and December 31, 2013:

	June 30, 2014		December 31, 2013
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial loans	$253,442	31.4%	$226,450	29.2%
Commercial real estate loans – owner occupied	191,143	23.7%	174,221	22.4%
Commercial real estate loans – all other	178,562	22.1%	177,884	22.9%
Residential mortgage loans – multi-family	94,405	11.7%	96,565	12.4%
Residential mortgage loans – single family	72,919	9.0%	75,660	9.7%
Land development loans	9,966	1.2%	18,458	2.4%
Consumer loans	6,210	0.8%	7,599	1.0%
Gross loans	806,647	100.0%	776,837	100.0%
Deferred fee costs (income), net	(247)		(53)
Allowance for loan and lease losses	(12,580)		(11,358)
Loans, net	$793,820		$765,426
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
The following table sets forth the maturity distribution of our loan portfolio (excluding single and multi-family residential mortgage loans and consumer loans) at June 30, 2014:

	June 30, 2014
	One Year or Less	Over One Year Through Five Years	Over Five Years	Total
	(Dollars in thousands)
Real estate loans(1)
Floating rate	$43,713	$44,984	$121,883	$210,580
Fixed rate	22,876	76,421	69,794	169,091
Commercial loans
Floating rate	38,891	21,601	4,482	64,974
Fixed rate	132,108	51,222	5,138	188,468
Total	$237,588	$194,228	$201,297	$633,113

(1)	Does not include mortgage loans on single or multi-family residences or consumer loans, which totaled $167.3 million and $6.2 million, respectively, at June 30, 2014.
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
The following table sets forth information regarding our nonperforming assets, as well as information regarding restructured loans, at June 30, 2014 and December 31, 2013:

	At June 30, 2014	At December 31, 2013
	(Dollars in thousands)
Nonaccrual loans:
Commercial loans	$5,044	$5,371
Commercial real estate	6,535	3,890
Residential real estate	66	1,874
Land development	—	391
Total nonaccrual loans	$11,645	$11,526
Loans past due 90 days and still accruing interest:
Total loans past due 90 days and still accruing interest	$—	$—
Other real estate owned (OREO):
Commercial real estate	$14,480	$9,569
Residential real estate	962	2,092
Construction and land development	630	630
Total other real estate owned	$16,072	$12,291
Other nonperforming assets:
Asset backed security	—	1,312
Total other nonperforming assets	$—	$1,312
Total nonperforming assets	$27,717	$25,129
Restructured loans:
Accruing loans	$11,244	$12,634
Nonaccruing loans (included in nonaccrual loans above)	3,410	5,936
Total restructured loans	$14,654	$18,570
As the above table indicates, total nonperforming assets increased by approximately $2.6 million, or 10.3%, to $27.7 million as of June 30, 2014 from $25.1 million as of December 31, 2013, primarily due to a $5.2 million commercial real estate property added to OREO from the foreclosure of a commercial loan, partially offset by $1.1 million of OREO sales from residential real estate and returning a $1.3 million asset backed security to accrual status from nonaccrual status.
Information Regarding Impaired Loans. At June 30, 2014, loans deemed impaired totaled $22.9 million as compared to $24.2 million at December 31, 2013. We had an average investment in impaired loans of $26.1 million for the six months ended June 30, 2014 as compared to $35.7 million for the year ended December 31, 2013. The interest that would have been earned during the six months ended June 30, 2014 had the nonaccruing impaired loans remained current in accordance with their original terms was approximately $206 thousand.
The following table sets forth the amount of impaired loans to which a portion of the ALLL has been specifically allocated, and the aggregate amount so allocated, in accordance with Accounting Standards Codification (“ASC”) 310-10, and the amount of the ALLL and the amount of impaired loans for which no such allocations were made, in each case at June 30, 2014 and December 31, 2013:

	June 30, 2014			December 31, 2013
	Loans	Reserves for Loan Losses	% of Reserves to Loans	Loans	Reserves for Loan Losses	% of Reserves to Loans
	(Dollars in thousands)
Impaired loans with specific reserves	$2,949	$1,820	61.7%	$—	$—	—%
Impaired loans without specific reserves	19,940	—	—	24,160	—	—
Total impaired loans	$22,889	$1,820	8.0%	$24,160	$—	—%
The $1.3 million decrease in impaired loans to $22.9 million at June 30, 2014 from $24.2 million at December 31, 2013 was primarily attributable to the foreclosure and transfer to OREO on a $1.8 million nonaccrual loan. Accruing restructured loans were comprised of a number of loans performing in accordance with modified terms, which included lowering of interest rates, deferral of payments, or modifications to payment terms. Based on an internal analysis, using the current estimated fair values of the collateral or the discounted present values of the future estimated cash flows of the impaired loans, we concluded that, at June 30, 2014, $1.8 million of specific reserves were required on eight impaired loans and that all remaining impaired loans were well secured and adequately collateralized with no specific reserves required.
Allowance for Loan and Lease Losses. The ALLL totaled $12.6 million, representing 1.56% of loans outstanding, at June 30, 2014, as compared to $11.4 million, or 1.46% of loans outstanding, at December 31, 2013.
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
Set forth below is information regarding loan balances and the related ALLL, by portfolio type, for the six months ended June 30, 2014 and 2013 (excluding mortgage loans held for sale).

(Dollars in thousands)	Commercial	Real Estate	Land Development	Consumer and Single Family Mortgages	Total
ALLL for the six months ended June 30, 2014:
Balance at beginning of year	$5,812	$4,517	$165	$864	$11,358
Charge offs	(276)	—	—	(102)	(378)
Recoveries	452	19	—	79	550
Provision	489	861	(80)	(220)	1,050
Balance at end of year	$6,477	$5,397	$85	$621	$12,580
Ratio of net charge-offs to average loans outstanding (annualized)					(0.04)%
ALLL for the six months ended June 30, 2013:
Balance at beginning of year	$6,340	$3,487	$248	$806	$10,881
Charge offs	(2,603)	(308)	(5)	(2)	(2,918)
Recoveries	1,932	2	54	22	2,010
Provision	1,284	(327)	—	193	1,150
Balance at end of year	$6,953	$2,854	$297	$1,019	$11,123
Ratio of net charge-offs to average loans outstanding (annualized)					0.25%
The ALLL increased $1.2 million from December 31, 2013 to June 30, 2014 as a result of net loan growth of $29.8 million in the first half of 2014 and an increase in specific reserves of $1.8 million on our impaired loans. The decrease in the provision for loan and lease losses from June 30, 2013 to June 30, 2014 was primarily the result of net recoveries of $172 thousand for the six months ended June 30, 2014 compared to net charge-offs of $908 thousand during the six months ended June 30, 2013.
We classify our loan portfolios using internal credit quality ratings. The credit quality table in Note 5, Loans and Allowance for Loan and Lease Losses above in Item 1, provides a summary of loans by portfolio type and our internal credit quality ratings as of June 30, 2014 and December 31, 2013. Loans totaled approximately $806.6 million at June 30, 2014, an increase of $29.8 million from $776.8 million at December 31, 2013. The disaggregation of the loan portfolio by risk rating in the credit quality table located in Note 5 reflects the following changes that occurred between June 30, 2014 and December 31, 2013:

•
Loans rated "Pass" totaled $751.6 million, an increase of $25.9 million from $725.7 million at December 31, 2013. The increase was primarily attributable to new loan growth in commercial loans of $27.0 million and commercial real estate loans – owner occupied of $16.9 million, partially offset by the downgrade to "Special Mention" of $15.4 million in loans and "Substandard" of $3.6 million in loans.

•
Loans rated "Special Mention" totaled $15.4 million, an increase of $10.1 million from $5.2 million at December 31, 2013. The increase was primarily the result of $15.4 million downgraded from "Pass", which included a $12.9 million commercial loan relationship, partially offset by the downgrade to "Substandard" of a $5.1 million residential mortgage loan – multi family relationship in current status.

•
Loans rated "Substandard" totaled $39.7 million, a decrease of $6.1 million from $45.9 million at December 31, 2013. This decrease was primarily the result of principal payments of $12.1 million and the foreclosure and transfer to OREO of a $1.8 million commercial loan, partially offset by approximately $8.8 million in loans downgraded to "Substandard".

We use a rolling twelve quarter loss migration analysis to determine the loss factors we will apply to each of the above-described loan classification categories. We previously used an eight quarter loss migration analysis through December 2013.  The economic cycle has improved based on delinquency balances due to the drop in impaired loan balances over the past few years.  Management decided an eight quarter loss migration cycle may overweight the benefits of an improving economic cycle and revisited the general reserve factors as part of its normal review of the ALLL, resulting in an increased look-back period. As a result, for purposes of determining applicable loss factors at June 30, 2014, our migration analysis covered the period from June 30, 2011 to June 30, 2014. That migration analysis resulted in modest increases to the loss factors of our June 30, 2014 ALLL analysis, which we believe was consistent with and reasonably reflects current economic conditions and the risks that were inherent in our loan portfolio at June 30, 2014.
The table below sets forth loan delinquencies, by quarter, from June 30, 2014 to June 30, 2013.

	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013
Loans Delinquent:	(Dollars in thousands)
90 days or more:
Commercial loans	$1,647	$266	$2,192	$1,402	$756
Commercial real estate	2,117	2,117	2,117	2,117	2,117
	3,764	2,383	4,309	3,519	2,873
30-89 days:
Commercial loans	4,251	1,416	—	4,977	4,592
Commercial real estate	485	—	—	—	4,792
Residential mortgages	264	137	748	—	—
Land development loans	368	—	—	—	—
Consumer loans	—	—	450	—	—
	5,368	1,553	1,198	4,977	9,384
Total Past Due(1):	$9,132	$3,936	$5,507	$8,496	$12,257

(1)	Past due balances include nonaccrual loans.
As the above table indicates, total past due loans increased by $3.6 million, to $9.1 million at June 30, 2014 from $5.5 million at December 31, 2013. Loans past due 90 days or more decreased by $0.5 million, to $3.8 million at June 30, 2014, from $4.3 million at December 31, 2013.
Loans 30-89 days past due increased by $4.2 million to $5.4 million at June 30, 2014 from $1.2 million at December 31, 2013, primarily due to a matured commercial loan relationship of $3.1 million, which is well secured and due to be paid off.
Deposits
Average Balances of and Average Interest Rates Paid on Deposits
Set forth below are the average amounts of, and the average rates paid on, deposits for the six months ended June 30, 2014 and year ended December 31, 2013:

	Six Months Ended June 30, 2014		Year Ended December 31, 2013
	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)
Noninterest bearing demand deposits	$188,862	—	$188,696	—
Interest-bearing checking accounts	34,682	0.28%	33,447	0.28%
Money market and savings deposits	158,789	0.32%	155,352	0.36%
Time deposits(1)	439,855	0.97%	354,720	1.06%
Total deposits	$822,188	0.59%	$732,215	0.60%

(1)	Comprised of time certificates of deposit in denominations of less than and more than $100,000.
Deposit Totals
Deposits totaled $819.3 million at June 30, 2014 as compared to $780.2 million at December 31, 2013. The following table provides information regarding the mix of our deposits at June 30, 2014 and December 31, 2013:

	At June 30, 2014		At December 31, 2013
	Amounts	% of Total Deposits	Amounts	% of Total Deposits
	(Dollars in thousands)
Core deposits
Noninterest bearing demand deposits	$193,499	23.6%	$203,942	26.1%
Savings and other interest-bearing transaction deposits	175,944	21.5%	197,614	25.3%
Time deposits	449,851	54.9%	378,669	48.5%
Total deposits	$819,294	100.0%	$780,225	100.0%
At June 30, 2014, noninterest-bearing deposits totaled $193.5 million, or 23.6% of total deposits, as compared to $203.9 million, or 26.1% of total deposits at December 31, 2013. Certificates of deposit in denominations of $100,000 or more, on which we pay higher rates of interest than on other deposits, aggregated $397.2 million, or 48.5%, of total deposits at June 30, 2014, as compared to $327.6 million, or 42.0%, of total deposits at December 31, 2013.
Set forth below is a maturity schedule of domestic time certificates of deposit outstanding at June 30, 2014 and December 31, 2013:

	June 30, 2014		December 31, 2013
Maturities	Certificates of Deposit Under $ 100,000	Certificates of Deposit $100,000 or more	Certificates of Deposit Under $100,000	Certificates of Deposit $100,000 or more
	(Dollars in thousands)
Three months or less	$10,209	$51,966	$19,581	$90,694
Over three and through six months	10,648	117,524	7,359	36,946
Over six and through twelve months	22,366	139,426	17,735	149,919
Over twelve months	9,429	88,283	6,354	50,081
Total	$52,652	$397,199	$51,029	$327,640

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
Our liquid assets, which included cash and due from banks, federal funds sold, interest earning deposits that we maintain with financial institutions and unpledged securities available for sale (excluding FRBSF and FHLB stock) totaled $147.7 million, which represented 15% of total assets, at June 30, 2014. We believe that our cash and cash equivalent resources, together with available borrowings under our credit facilities, will be sufficient to meet normal operating requirements for at least the next twelve months, including to enable us to meet any increase in deposit withdrawals that might occur in the foreseeable future.
Cash Flow Provided by (Used in) Operating Activities. During the six months ended June 30, 2014, operating activities provided net cash of $10.1 million, comprised primarily of $9.2 million provided by our discontinued operations and our net income of $0.5 million. During the six months ended June 30, 2013, operating activities provided net cash of $33.5 million, comprised primarily of $45.1 million provided by our discontinued operations, partially offset by our net loss of $6.3 million.
Cash Flow (Used in) Provided by Investing Activities. During the six months ended June 30, 2014, investing activities used net cash of $29.2 million, primarily attributable to $35.0 million used to fund an increase in loans, partially offset by $4.9 million and $0.5 million of cash from maturities of and principal payments on securities available for sale and FRBSF and FHLB stock, respectively, and $1.1 million of proceeds from sales of OREO. During the six months ended June 30, 2013, investing activities provided net cash of $19.1 million, primarily comprised of $6.2 million from sales of securities available for sale, $14.4 million of cash from maturities and principal payments on securities available for sale, partially offset by $1.1 million used to fund an increase in loans.
Cash Flow Used in Financing Activities. During the six months ended June 30, 2014, financing activities provided net cash of $16.9 million, consisting primarily of a $49.5 million net increase in interest bearing deposits, which resulted primarily from a decision to increase the rates of interest we pay on our certificates of deposit in order to decrease our loan-to-deposit ratio and increase our liquidity, partially offset by a $22.5 million decrease in borrowings, and a decrease in noninterest bearing deposits of $10.4 million. During the six months ended June 30, 2013, financing activities used net cash of $91.4 million, consisting primarily of a $96.4 million net decrease in deposits as a result of a decision to decrease the rates paid on certificates of deposit in order to decrease our cost of funds, and a $10.0 million decrease in borrowings, partially offset by net proceeds of $15.0 million from a private placement of shares of our common stock in March 2013.
Ratio of Loans to Deposits. The relationship between gross loans and total deposits can provide a useful measure of a bank’s liquidity. Since repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loan-to-deposit ratio the less liquid are our assets. On the other hand, since we realize greater yields on loans than we do on investments, a lower loan-to-deposit ratio can adversely affect interest income and earnings. As a result, our goal is to achieve a loan-to-deposit ratio that appropriately balances the requirements of liquidity and the need to generate a fair return on our assets. At June 30, 2014 and December 31, 2013, the loan-to-deposit ratio was 98% and 100%, respectively.
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
The following table sets forth the capital and capital ratios of the Company (on a consolidated basis) and the Bank (on a stand-alone basis) at June 30, 2014, as compared to the respective regulatory requirements applicable to them.

			Applicable Federal Regulatory Requirement
			For Capital Adequacy Purposes		To be Categorized As Well Capital
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total Capital to Risk Weighted Assets:
Company	$139,842	17.1%	$65,579	At least 8.0	N/A	N/A
Bank	119,796	14.9%	64,529	At least 8.0	$80,661	At least 10.0
Tier 1 Capital to Risk Weighted Assets:
Company	$129,559	15.8%	$32,789	At least 4.0	N/A	N/A
Bank	109,675	13.6%	32,264	At least 4.0	$48,397	At least 6.0
Tier 1 Capital to Average Assets:
Company	$129,559	12.6%	$41,062	At least 4.0	N/A	N/A
Bank	109,675	10.8%	40,661	At least 4.0	$50,826	At least 5.0
At June 30, 2014 the Bank (on a stand-alone basis) continued to qualify as a well-capitalized institution, and the Company continued to exceed the minimum required capital ratios applicable to it, under the capital adequacy guidelines described above.
The consolidated total capital and Tier 1 capital of the Company at June 30, 2014 includes an aggregate of $17.0 million principal amount of the $17.5 million of junior subordinated debentures that we issued in 2002 and 2004. See “—Contractual Obligations—Junior Subordinated Debentures” below for additional information. We contributed the net proceeds from the sales of the junior subordinated debentures to the Bank over the nine year period ended June 30, 2014, thereby providing it with additional cash to fund the growth of its banking operations and, at the same time, to increase its total capital and Tier 1 capital.
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
The FRBSF Agreement requires the Boards of Directors of the Company and the Bank to prepare and submit written plans to the FRBSF to address the following matters: (i) strengthening board oversight of the management operations of the Bank; (ii) strengthening credit risk management practices; (iii) improving credit administration policies and procedures; (iv) improving the Bank’s position with respect to problem assets; (v) maintaining adequate reserves for loan losses in accordance with applicable supervisory guidelines; (vi) improving the capital position of the Bank and of the Company; (vii) improving the Bank’s earnings through the formulation, adoption and implementation of a new strategic plan, and (viii) submitting a satisfactory funding contingency plan for the Bank that would identify available sources of liquidity and a plan for dealing with adverse economic and market conditions. The Company may not declare or pay cash dividends, repurchase any of its shares, make payments on its trust preferred securities or incur or guarantee any debt, without the prior approval of the FRBSF. As a result of these prohibitions, the Company has not made interest payments on the junior subordinated debentures issued in 2002 and 2004. See “—Contractual Obligations—Junior Subordinated Debentures” below for additional information.
The Company and the Bank have made substantial progress with respect to several of the requirements imposed by the FRBSF Agreement, including a requirement, achieved in August 2011, that the Bank raise additional capital to increase its ratio of adjusted tangible shareholders’ equity-to-tangible assets to 9.00%. The Company is committed to achieving all of the requirements on a timely basis. Formal termination of the FRBSF Agreement requires an express determination by the FRBSF to the effect that substantial compliance with all of the provisions have been achieved. A failure by the Company or the Bank to meet any of those remaining requirements could be deemed by the FRBSF to be conducting business in an unsafe manner which could subject the Company or the Bank to further regulatory enforcement action. See “Risks and uncertainties posed by the FRBSF Agreement to which we and the Bank are subject” under Item 1A “Risk Factors” in Part I of our 2013 Form 10-K.

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
The principal source of cash available to a bank holding company consists of cash dividends from its bank subsidiaries. There are currently several restrictions on the Bank’s ability to pay us cash dividends in addition to the FRBSF Agreement discussed above. Government regulations, including the laws of the State of California, as they pertain to the payment of cash dividends by California state chartered banks, also limit the amount of funds that the Bank is permitted to dividend to us. Further, Section 23(a) of the Federal Reserve Act limits the amounts that a bank may loan to its bank holding company to an aggregate of no more than 10% of the bank subsidiary’s capital surplus and retained earnings and requires that such loans be secured by specified assets of the bank holding company. See Note 15, Shareholders’ Equity in the notes to our consolidated financial statements in Part II of our 2013 Form 10-K for more detail regarding the restrictions on dividends and inter-company transactions. While restrictions on the payment of dividends from the Bank to us exist, there are no restrictions on the dividends that may be paid to us by PM Asset Resolution, Inc. (“PMAR”), a wholly owned subsidiary we organized during the first quarter of 2013 for the purpose of purchasing certain non-performing loans and other real estate from the Bank and thereafter collecting or disposing of those assets. PMAR has approximately $16.2 million in assets which are in the process of being liquidated and could provide us with additional cash if required. In addition, we currently have sufficient cash on hand to meet our cash obligations. As a result, we do not expect that these restrictions will impact our ability to meet our cash obligations.

Off Balance Sheet Arrangements
Loan Commitments and Standby Letters of Credit. To meet the financing needs of our customers in the normal course of business, we are a party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit and standby letters of credit. At June 30, 2014 and December 31, 2013, we were committed to fund certain loans including letters of credit amounting to approximately $130 million and $138 million, respectively.
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
Contractual Obligations
Borrowings. As of June 30, 2014, we had $17.5 million of outstanding short-term borrowings and $30.0 million of outstanding long-term borrowings that we had obtained from the FHLB. The table below sets forth the amounts of, the interest rates we pay on and the maturity dates of these FHLB borrowings. These borrowings had a weighted-average annualized interest rate of 0.70% for the year ended June 30, 2014.

Principal Amounts	Interest Rate	Maturity Dates	Principal Amounts	Interest Rate	Maturity Dates
(Dollars in thousands)
$3,000	0.64%	September 26, 2014	$5,000	0.61%	September 18, 2015
5,000	0.35%	October 9, 2014	5,000	0.57%	September 30, 2015
4,500	0.78%	March 26, 2015	5,000	1.08%	September 19, 2016
5,000	0.76%	March 30, 2015	5,000	0.96%	September 30, 2016
10,000	0.61%	August 31, 2015
At June 30, 2014, $441.9 million of residential mortgage and other real estate secured loans were pledged to secure these FHLB borrowings.
The highest amount of borrowings outstanding at any month-end during the six months ended June 30, 2014 was $70 million, which consisted of borrowings from the FHLB. By comparison, the highest amount of borrowings outstanding at any month end in 2013 consisted of $85 million of borrowings from the FHLB.
Junior Subordinated Debentures. Pursuant to rulings of the Federal Reserve Board, bank holding companies were permitted to issue long term subordinated debt instruments that, subject to certain conditions, would qualify as and, therefore, augment capital for regulatory purposes. At June 30, 2014, we had outstanding approximately $17.5 million principal amount of 30-year junior subordinated floating rate debentures (the “Debentures”), of which $17.0 million qualified as Tier 1 capital for regulatory purposes as of June 30, 2014.
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
As previously reported, since July 2009 we have been required to obtain the prior approval of the FRBSF to make interest payments on the Debentures. During the years ended June 30, 2014 and 2013, we were unable to obtain regulatory approvals to pay, and it became necessary for us to defer, quarterly interest payments on the Debentures. We cannot predict when the FRBSF will approve our resumption of such interest payments and until such approval can be obtained it will be necessary for us to continue deferring interest payments on the Debentures. Since we have the right, under the terms of the Debentures, to defer interest payments for up to twenty (20) consecutive quarters, the deferrals of interest payments to date have not constituted, and any future deferrals of interest payments through January 2015 will not constitute, a default under or with respect to the Debentures. However, if by that date we have not been able to obtain regulatory approval to pay all of the deferred interest payments, we would then be in default under the Debentures, in which case the entire $17.5 million principal amount of, and accrued but unpaid interest on, the Debentures could be declared immediately due and payable. For additional information regarding the restrictions on the payment by us of interest on the Debentures, as well as other regulatory restrictions that apply to us and the Bank under a regulatory agreement entered into with the FRBSF, see “Capital Resources” above in this section of this Report and “Supervision and Regulation” in Item 1 and “Risk Factors” in Item 1A in Part I of our 2013 Form 10-K.

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

There have been no significant changes during the six months ended June 30, 2014 to the items that we disclosed as our critical accounting policies and estimates in Critical Accounting Policies within Management's Discussion and Analysis of Financial Condition and Results of Operations included in our 2013 Form 10-K.

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
As required by SEC rules, an evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness, as of June 30, 2014, of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2014, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 5. OTHER INFORMATION
On August 8, 2014, Andrew M. Phillips resigned from both the Company and Bank Boards of Directors.

ITEM 6. EXHIBITS
(a) Exhibits
The Index to Exhibits attached hereto is incorporated by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 8, 2014.

PACIFIC MERCANTILE BANCORP

By:	/S/ STEVEN K. BUSTER
Steven K. Buster
President and Chief Executive Officer

PACIFIC MERCANTILE BANCORP

By:	/S/ CURT A. CHRISTIANSSEN
Curt A. Christianssen
Interim Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

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