Form 10-Q
period 2014-09-30
PACIFIC MERCANTILE BANCORP
filed 2014-11-07
CIK 1109546

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Securities Exchange Act Rule 12b-2). Yes  ☐    No  ☒
As of November 5, 2014, there were 19,435,031 shares of Common Stock outstanding.

PACIFIC MERCANTILE BANCORP
QUARTERLY REPORT ON FORM 10Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2014

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except for per share data)
(Unaudited)

	September 30, 2014	December 31, 2013
ASSETS
Cash and due from banks	$10,847	$13,489
Interest bearing deposits with financial institutions	154,695	93,451
Cash and cash equivalents	165,542	106,940
Interest-bearing time deposits with financial institutions	3,420	2,423
Federal Reserve Bank of San Francisco and Federal Home Loan Bank Stock, at cost	8,058	8,531
Securities available for sale, at fair value	60,409	65,989
Loans (net of allowances of $13,170 and $11,358, respectively)	806,540	765,426
Other real estate owned	3,461	12,291
Accrued interest receivable	2,371	2,017
Premises and equipment, net	1,190	1,067
Net deferred tax assets	6,181	7,553
Assets of discontinued operations	—	12,189
Other assets	13,749	12,157
Total assets	$1,070,921	$996,583
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$206,915	$203,942
Interest-bearing	675,484	576,283
Total deposits	882,399	780,225
Borrowings	44,500	70,000
Accrued interest payable	2,682	2,285
Other liabilities	6,289	8,075
Junior subordinated debentures	17,527	17,527
Liabilities of discontinued operations	—	3,313
Total liabilities	953,397	881,425
Commitments and contingencies (Note 10)
Shareholders’ equity:
Preferred stock, no par value, 2,000,000 shares authorized:
Series B Convertible 8.4% Noncumulative Preferred Stock, 300,000 shares authorized; 112,000 issued and outstanding at September 30, 2014 and December 31, 2013; liquidation preference $100 per share, plus accumulated but undeclared dividends at September 30, 2014 and December 31, 2013	8,747	8,747
Series C Convertible 8.4% Noncumulative Preferred Stock, 300,000 shares authorized; 29,308 and 18,185 issued and outstanding at September 30, 2014 and December 31, 2013, respectively; liquidation preference $100 per share plus accumulated but undeclared dividends at September 30, 2014 and December 31, 2013	2,930	1,818
Common stock, no par value, 85,000,000 shares authorized; 19,320,585 and 19,135,169 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	130,235	128,877
Accumulated deficit	(23,172)	(22,130)
Accumulated other comprehensive loss	(1,216)	(2,154)
Total shareholders’ equity	117,524	115,158
Total liabilities and shareholders’ equity	$1,070,921	$996,583
The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except for per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Interest income:
Loans, including fees	$9,185	$8,422	$26,631	$24,976
Securities available for sale and stock	397	423	1,217	1,180
Interest-bearing deposits with financial institutions	82	32	237	203
Total interest income	9,664	8,877	28,085	26,359
Interest expense:
Deposits	1,204	976	3,573	3,491
Borrowings	149	214	732	646
Total interest expense	1,353	1,190	4,305	4,137
Net interest income	8,311	7,687	23,780	22,222
Provision for loan and lease losses	450	—	1,500	1,150
Net interest income after provision for loan and lease losses	7,861	7,687	22,280	21,072
Noninterest income
Service fees on deposits and other banking services	207	206	633	598
Net gains on sale of securities available for sale	—	21	—	44
Net gain on sale of small business administration loans	257	—	1,416	—
Net (loss) gain on sale of other real estate owned	(317)	13	(317)	4
Income from other real estate owned	231	—	571	—
Other noninterest income	390	262	968	(25)
Total noninterest income	768	502	3,271	621
Noninterest expense
Salaries and employee benefits	5,545	4,791	16,568	14,308
Occupancy	643	566	1,841	1,649
Equipment and depreciation	400	415	1,133	1,237
Data processing	220	192	671	594
FDIC expense	336	391	989	1,483
Other real estate owned expense	554	388	1,952	3,627
Professional fees	437	430	1,501	2,644
Provision for (recovery of) contingencies	2	(23)	176	(562)
Business development	138	285	476	560
Loan related expense	79	—	295	244
Insurance	120	145	398	439
Other operating expense	469	705	1,366	2,011
Total noninterest expense	8,943	8,285	27,366	28,234
Loss from continuing operations before income taxes	(314)	(96)	(1,815)	(6,541)
Income tax benefit	—	—	—	(1,490)
Net loss from continuing operations	(314)	(96)	(1,815)	(5,051)
Discontinued Operations
(Loss) income from discontinued operations before income taxes	(71)	(1,005)	1,885	(2,800)
Income tax (benefit) provision	—	—	—	(439)
Net (loss) income from discontinued operations	(71)	(1,005)	1,885	(2,361)
Net (loss) income	(385)	(1,101)	70	(7,412)
Accumulated declared dividends on preferred stock	—	—	(592)	(538)
Accumulated undeclared dividends on preferred stock	(308)	(274)	(320)	(274)
Net loss allocable to common shareholders	$(693)	$(1,375)	$(842)	$(8,224)
Basic loss per common share:
Net loss from continuing operations	$(0.03)	$(0.02)	$(0.14)	$(0.32)
Net loss available to common shareholders	$(0.04)	$(0.07)	$(0.04)	$(0.45)
Diluted loss per common share:
Net loss from continuing operations	$(0.03)	$(0.02)	$(0.14)	$(0.32)
Net loss available to common shareholders	$(0.04)	$(0.07)	$(0.04)	$(0.45)
Weighted average number of common shares outstanding:
Basic	19,291,269	18,923,003	19,231,083	18,195,229
Diluted	19,291,269	18,923,003	19,231,083	18,195,229
The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net (loss) income	$(385)	$(1,101)	$70	$(7,412)
Other comprehensive (loss) income, net of tax:
Change in unrealized (loss) gain on securities available for sale	(85)	74	938	(1,569)
Change in net unrealized gain and prior service benefit on supplemental executive retirement plan	—	—	—	20
Total comprehensive (loss) income	$(470)	$(1,027)	$1,008	$(8,961)
The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Shares and dollars in thousands)
(Unaudited)
For the Nine Months Ended September 30, 2014

	Series A, B, and C Preferred stock		Common stock		Retained earnings (accumulated deficit)	Accumulated other comprehensive income (loss)	Total
	Number of shares	Amount	Number of shares	Amount
Balance at December 31, 2013	130	$10,565	19,135	$128,877	$(22,130)	$(2,154)	$115,158
Issuance of restricted stock, net	—	—	51	—	—	—	—
Cancelled restricted stock	—	—	(6)	—	—	—	—
Series C Preferred Stock issued as a stock dividend on Series B Preferred Stock	11	1,112	—	—	(1,112)	—	—
Common stock based compensation expense	—	—	—	862	—	—	862
Common stock options exercised	—	—	140	496	—	—	496
Net income	—	—	—	—	70	—	70
Change in accumulated other comprehensive income	—	—	—	—	—	938	938
Balance at September 30, 2014	141	$11,677	19,320	$130,235	$(23,172)	$(1,216)	$117,524
The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash Flows From Operating Activities:
Net income (loss)	$70	$(7,412)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	331	405
Provision for loan and lease losses	1,500	1,150
Amortization of premium on securities	250	379
Net gains on sales of securities available for sale	—	(44)
Net amortization of deferred fees and unearned income on loans	(334)	(167)
Net loss (gain) on sales of other real estate owned	317	(14)
Net gain on sale of premises and equipment	(41)	—
Net gain on sale of small business administration loans	(1,416)	—
Small business administration loan originations	(18,219)	—
Proceeds from sale of small business administration loans	19,681	—
Write down of other real estate owned	298	1,922
Stock-based compensation expense	862	554
Other	(105)	—
Changes in operating assets and liabilities:
Net (increase) decrease in accrued interest receivable	(354)	42
Net increase in other assets	(946)	(5,459)
Net decrease (increase) in deferred taxes	1,372	(755)
Net increase in income taxes receivable	(758)	(2,039)
Net increase in accrued interest payable	397	311
Net decrease in other liabilities	(1,786)	(4,016)
Net cash provided by discontinued operations	8,702	44,132
Net cash provided by operating activities	9,821	28,989
Cash Flows From Investing Activities:
Net increase in interest-bearing time deposits with financial institutions	(997)	—
Maturities of and principal payments received on securities available for sale and other stock	7,503	17,293
Proceeds from sale of securities available for sale and other stock	—	6,689
Proceeds from sale of other real estate owned	13,424	1,670
Capitalized cost of other real estate owned	(21)	—
Net increase in loans	(48,059)	(18,564)
Purchases of premises and equipment	(301)	(384)
Proceeds from sale of premises and equipment	62	—
Net cash (used in) provided by investing activities	(28,389)	6,704
Cash Flows From Financing Activities:
Proceeds from sale of common stock	—	14,715
Net increase (decrease) in deposits	102,174	(148,046)
Net (decrease) increase in borrowings	(25,500)	20,000
Proceeds from exercise of common stock options	496	252
Net cash provided by (used in) financing activities	77,170	(113,079)
Net increase (decrease) in cash and cash equivalents	58,602	(77,386)
Cash and Cash Equivalents, beginning of period	106,940	128,208
Cash and Cash Equivalents, end of period	$165,542	$50,822
Supplementary Cash Flow Information:
Cash paid for interest on deposits and other borrowings	$3,908	$3,906
Cash paid for income taxes	$—	$—
Non-Cash Investing Activities:
Transfer of loans into other real estate owned	$5,188	$1,544
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
During the first quarter of 2013, PMBC organized a new wholly-owned subsidiary, PM Asset Resolution, Inc. ("PMAR"), for the purpose of purchasing certain non-performing loans and other real estate from the Bank and thereafter collecting on or disposing of those assets. During the fourth quarter of 2013, the Bank announced the closure of our mortgage banking business, which was completed as of September 30, 2014. The Bank operated a direct-to-consumer retail mortgage banking business, originating and funding residential mortgage loans and selling those loans, generally within the succeeding 30 days. Our mortgage banking operations are classified as discontinued operations within the consolidated financial statements and footnotes for all presented periods.
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
Principles of Consolidation
Our consolidated financial statements for the three and nine months ended September 30, 2014 and 2013 include the accounts of PMBC, the Bank and PMAR. All significant intercompany balances and transactions were eliminated in consolidation.

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
In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements — Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern,” which defines management's responsibility to evaluate whether there is substantial doubt about an organization's ability to continue as a going concern and clarifies when to provide related footnote disclosure. This guidance is effective for interim and annual periods beginning after December 15, 2016. Early adoption is permitted. We will adopt this guidance on January 1, 2017 and do not expect it to have a material effect on our consolidated financial statements.

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
Interest-Bearing Deposits with Financial Institutions. The fair values of interest-bearing deposits maturing within one year approximate their carrying values.
FHLB and FRBSF Stock. The Bank is a member of the Federal Home Loan Bank of San Francisco (“FHLB”) and the FRBSF. As members, we are required to own stock of the FHLB and the FRBSF. The fair values of the FHLB and FRBSF stock are equal to their respective carrying amounts, are classified as restricted securities and are periodically evaluated for impairment based on our assessment of the ultimate recoverability of our investments in that stock. Any cash or stock dividends paid to us on such stock are reported as income.
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
Mortgage Servicing Rights. Fair value measurement at December 31, 2013 for our mortgage servicing rights was measured using independent pricing models or other model-based valuation techniques which incorporated assumptions that market participants would use in estimating the fair value of servicing. These assumptions included estimates of prepayment speeds, discount rate, and prepayment and late fees, among other considerations. Mortgage servicing rights were considered a Level 3 measurement at December 31, 2013 and were included in Assets of discontinued operations in the accompanying consolidated statements of financial condition. The mortgage servicing rights were sold during the second quarter of 2014.
Derivative Assets and Liabilities. We had no derivatives assets and liabilities as of September 30, 2014. Our derivative assets and liabilities were carried at fair value as required by GAAP and were accounted for as free standing derivatives at December 31, 2013. The derivative assets were interest rate lock commitments (“IRLCs”) with prospective residential mortgage borrowers whereby the interest rate on the loan was determined prior to funding and the borrowers had locked in that interest rate. These commitments were determined to be derivative instruments in accordance with GAAP. The derivative liabilities were hedging instruments (typically to-be-announced (“TBA”) securities) used to hedge the risk of fair value changes associated with changes in interest rates related to our mortgage loan origination operations. We hedged the period from the interest rate lock (assuming a fall-out factor) to the date of the loan sale. The estimated fair value was based on current market prices for similar assets plus a fall-out factor estimated by management and, accordingly, we had classified our IRLCs as Level 3 assets at December 31, 2013 and such assets were included in Assets of discontinued operations in the accompanying consolidated statements of financial condition. The valuation technique used for TBA's was based on pricing of the hedging instruments which were used to hedge the fair value changes associated with changes in interest rates related to our mortgage lending operations. The fair value of the hedging instruments was based on the actively quoted TBA Mortgage Backed Securities ("MBS") market using observable inputs related to the characteristics of the underlying MBS stratified by product, coupon and settlement date. TBA's were classified as Level 2 liabilities as of December 31, 2013. Our net derivatives were included within Assets of discontinued operations in the consolidated statements of financial condition as of December 31, 2013.

Deposits. Deposits are carried at historical cost. The carrying amounts of deposits from savings and money market accounts are deemed to approximate fair value as they either have no stated maturities or short-term maturities. Certificates of deposit are estimated utilizing discounted cash flow techniques. The interest rates applied are rates currently being offered for similar certificates of deposit.
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
Assets Recorded at Fair Value on a Recurring Basis
The following tables show the recorded amounts of assets and liabilities measured at fair value on a recurring basis at September 30, 2014 and December 31, 2013:

	At September 30, 2014
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Assets and Liabilities at Fair Value:
Investment securities available for sale
Mortgage backed securities issued by U.S. agencies	$53,144	$—	$53,144	$—
Collateralized mortgage obligations issued by non-agency	829	—	829	—
Asset-backed security	1,716	—	—	1,716
Mutual funds	4,720	4,720	—	—
Total securities available for sale at fair value	$60,409	$4,720	$53,973	$1,716

	At December 31, 2013
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Assets and Liabilities at Fair Value:
Investment securities available for sale
U.S. Treasury securities(1)	$700	$700	$—	$—
Mortgage backed securities issued by U.S. agencies	57,808	—	57,808	—
Collateralized mortgage obligations issued by non-agency	1,524	—	1,524	—
Asset-backed security	1,312	—	—	1,312
Mutual funds	4,645	4,645	—	—
Total securities available for sale at fair value	65,989	5,345	59,332	1,312
Other assets - Mortgage servicing rights (2)	4,417	—	—	4,417
Derivative assets – IRLC’s	150	—	—	150
Total assets at fair value on recurring basis	$70,556	$5,345	$59,332	$5,879
Derivative liabilities – TBA securities	$33	$—	$33	$—
Total liabilities measured at fair value on a recurring basis	$33	$—	$33	$—

(1)	Our U.S. Treasury securities matured during the second quarter of 2014.

(2)	Our mortgage servicing rights were sold during the second quarter of 2014.

The changes in Level 3 assets measured at fair value on a recurring basis are summarized as follows for the nine months ended September 30, 2014:

	Asset Backed Securities	IRLC's	Mortgage Servicing Rights	Total
	(Dollars in thousands)
Balance of recurring Level 3 instruments at January 1, 2014	$1,312	$150	$4,417	$5,879
Total gains or losses (realized/unrealized):
Included in earnings-realized	—	(150)	663	513
Included in other comprehensive income	533	—	—	533
Purchases	—	—	—	—
Sales	—	—	(5,080)	(5,080)
Issuances	—	—	—	—
Settlements	(129)	—	—	(129)
Transfers in and/or out of Level 3	—	—	—	—
Balance of Level 3 assets at September 30, 2014	$1,716	$—	$—	$1,716

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

	At September 30, 2014
	Total	Level 1	Level 2	Level 3
Assets at Fair Value:	(Dollars in thousands)
Impaired loans	$35,898	$—	$—	$35,898
Other real estate owned	3,461	—	3,461	—
Total	$39,359	$—	$3,461	$35,898

Significant Unobservable Inputs and Valuation Techniques of Level 3 Fair Value Measurements
For our fair value measurements classified in Level 3 of the fair value hierarchy as of September 30, 2014, a summary of the significant unobservable inputs and valuation techniques is as follows:

	Fair Value Measurement as of September 30, 2014	Valuation Techniques(3)	Unobservable Inputs(3)	Range	Weighted Average
	(Dollars in thousands)
Assets
Asset-backed security	$1,716	Third-Party Pricing	Marketability discount	N/A (1)
			Illiquidity discount	N/A (1)
Impaired loans	35,898	Third-Party Pricing	Appraisals	N/A (2)
	$37,614

(1)	Information is unavailable as valuation was obtained from third-party pricing services.

(2)
We obtain appraisals for our various properties included within impaired loans which primarily rely upon market comparisons. These market comparisons support our assumption that the carrying value of the respective loans either requires or does not require additional impairment.

(3)
As of September 30, 2014, for all remaining Level 3 assets there has been no change to our valuation techniques or the types of unobservable inputs used in the calculation of fair value from December 31, 2013. The Level 3 assets at December 31, 2013 no longer listed were sold during the nine months ended September 30, 2014.

Fair Value Measurements for Other Financial Instruments
The table below provides estimated fair values and related carrying amounts of our financial instruments as of September 30, 2014 and December 31, 2013, excluding financial assets and liabilities which are recorded at fair value on a recurring basis.

	Estimated Fair Value
	At September 30, 2014					At December 31, 2013
	Carrying Value	Total	Level 1	Level 2	Level 3	Carrying Value	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$165,542	$165,542	$165,542	$—	$—	$106,940	$106,940	106,940	—	—
Interest-bearing deposits with financial institutions	3,420	3,420	3,420	—	—	2,423	2,423	2,423	—	—
Federal Reserve Bank of San Francisco and Federal Home Loan Bank stock	8,058	8,058	8,058	—	—	8,531	8,531	8,531	—	—
Loans, net	806,540	798,033	—	—	798,033	765,426	767,893	—	—	767,893
Accrued interest receivable	2,371	2,371	2,371	—	—	2,017	2,017	2,017	—	—
Financial liabilities:
Noninterest bearing deposits	206,915	206,915	206,915	—	—	203,942	203,942	203,942	—	—
Interest-bearing deposits	675,484	675,492	—	675,492	—	576,283	568,258	—	568,258	—
Borrowings	44,500	44,401	—	44,401	—	70,000	70,000	—	70,000	—
Junior subordinated debentures	17,527	17,527	—	17,527	—	17,527	17,527	—	17,527	—
Accrued interest payable	2,682	2,682	2,682	—	—	2,285	2,285	2,285	—	—
Information Regarding Derivative Financial Instruments
The following table includes information for the derivative assets and liabilities for the periods presented:

			Total Gains (Losses)
	Notional Balance		Three Months Ended		Nine Months Ended
	September 30, 2014	December 31, 2013	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
	(Dollars in thousands)
Derivative assets - IRLC’s	$—	$6,638	$—	$323	$(150)	$(176)
Derivative liabilities - TBAs	—	12,000	—	(785)	(28)	(87)

4. Investments
Securities Available For Sale, at Fair Value
The following table sets forth the major components of securities available for sale and a compares the amortized costs and estimated fair market values of, and the gross unrealized gains and losses on, these securities at September 30, 2014 and December 31, 2013:

(Dollars in thousands)	September 30, 2014				December 31, 2013
	Amortized Cost	Gross Unrealized		Estimated Fair Value	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gain	Loss			Gain	Loss
Securities Available for Sale
U.S. Treasury securities(1)	$—	$—	$—	$—	$700	$—	$—	$700
Mortgage backed securities issued by U.S. Agencies(2)	54,797	14	(1,667)	53,144	60,514	13	(2,719)	57,808
Collateralized mortgage obligations issued by non agencies(2)	838	—	(9)	829	1,572	—	(48)	1,524
Asset backed security(3)	2,089	—	(373)	1,716	2,218	—	(906)	1,312
Mutual funds(4)	4,750	26	(56)	4,720	4,645	—	—	4,645
Total	$62,474	$40	$(2,105)	$60,409	$69,649	$13	$(3,673)	$65,989

(1)	Our U.S. Treasury securities matured during the second quarter of 2014.

(2)	Secured by closed-end first liens on 1-4 family residential mortgages.

(3)	Comprised of a security that represents an interest in a pool of trust preferred securities issued by U.S.-based banks and insurance companies.

(4)	Consists primarily of mutual fund investments in closed-end first lien 1-4 family residential mortgages.
At September 30, 2014, U.S. agency mortgage backed securities with an aggregate fair market value of $11.0 million were pledged to secure repurchase agreements, local agency deposits and treasury, tax and loan accounts. At December 31, 2013, U.S. agency mortgage backed securities and collateralized mortgage obligations with an aggregate fair market value of $9.5 million were pledged to secure FHLB borrowings, repurchase agreements, local agency deposits and treasury, tax and loan accounts.
The amortized cost and estimated fair values of securities available for sale at September 30, 2014 and December 31, 2013 are shown in the tables below by contractual maturities taking into consideration historical prepayments based on the prior twelve months of principal payments. Expected maturities will differ from contractual maturities and historical prepayments, particularly with respect to collateralized mortgage obligations, primarily because prepayment rates are affected by changes in conditions in the interest rate market and, therefore, future prepayment rates may differ from historical prepayment rates.

	At September 30, 2014 Maturing in
(Dollars in thousands)	One year or less	Over one year through five years	Over five years through ten years	Over ten Years	Total
Securities available for sale, amortized cost	$7,803	$29,416	$17,148	$8,107	$62,474
Securities available for sale, estimated fair value	7,580	28,655	16,629	7,545	60,409
Weighted average yield	1.49%	1.62%	1.56%	1.78%	1.61%

	At December 31, 2013 Maturing in
(Dollars in thousands)	One year or less	Over one year through five years	Over five years through ten years	Over ten Years	Total
Securities available for sale, amortized cost	$8,111	$28,690	$20,514	$12,334	$69,649
Securities available for sale, estimated fair value	7,816	27,664	19,586	10,923	65,989
Weighted average yield	1.52%	1.70%	1.60%	1.34%	1.59%

We recognized gains on sales of securities available for sale of $21 thousand on sale proceeds of $525 thousand during the three months ended September 30, 2013. We recognized gains on sales of securities available for sale of $44 thousand on sale proceeds of $6.7 million during the nine months ended September 30, 2013. We had no sales of securities available for sale during the three and nine months ended September 30, 2014.
The tables below indicate, as of September 30, 2014 and December 31, 2013, the gross unrealized losses and fair values of our investments, aggregated by investment category, and length of time that the individual securities have been in a continuous unrealized loss position.

	Securities with Unrealized Loss at September 30, 2014
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Residential mortgage backed securities issued by U.S. Agencies	$—	$—	$51,927	$(1,667)	$51,927	$(1,667)
Residential collateralized mortgage obligations issued by non-agencies	—	—	829	(9)	829	(9)
Asset backed security	—	—	1,716	(373)	1,716	(373)
Mutual funds	2,444	(56)	—	—	2,444	(56)
Total	$2,444	$(56)	$54,472	$(2,049)	$56,916	$(2,105)

	Securities With Unrealized Loss at December 31, 2013
	Less than 12 months		12 months or more		Total
(Dollars In thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Residential mortgage backed securities issued by U.S. Agencies	$25,808	$(806)	$30,688	$(1,913)	$56,496	$(2,719)
Residential collateralized mortgage obligations issued by non-agencies	586	(9)	938	(39)	1,524	(48)
Asset-backed security	—	—	1,313	(906)	1,313	(906)
Total	$26,394	$(815)	$32,939	$(2,858)	$59,333	$(3,673)
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
Through the impairment assessment process, we determined that the available-for-sale securities discussed below were other-than-temporarily impaired at September 30, 2014. We recorded no impairment credit losses on available-for-sale securities in our consolidated statements of operations for the nine months ended September 30, 2014 and 2013. The OTTI related to factors other than credit losses, in the aggregate amount of $0.4 million, and was recognized as other comprehensive loss in our accompanying consolidated statement of financial condition as of September 30, 2014.

The table below presents, for the nine months ended September 30, 2014, a roll-forward of OTTI in those instances when a portion of the OTTI was attributable to non-credit related factors and, therefore, was recognized in other comprehensive loss:

(Dollars in thousands)	Gross Other- Than- Temporary Impairments	Other-Than- Temporary Impairments Included in Other Comprehensive Loss	Net Other-Than- Temporary Impairments Included in Retained Earnings (Deficit)
Balance – December 31, 2013	$(1,459)	$(906)	$(553)
Change in market value on a security for which an OTTI was previously recognized	520	520	—
Principal received on OTTI security	13	13	—
Balance – September 30, 2014	$(926)	$(373)	$(553)
In determining the component of OTTI related to credit losses, we compare the amortized cost basis of each OTTI security to the present value of its expected cash flows, discounted using the effective interest rate implicit in the security at the date of acquisition.

As a part of our OTTI assessment process with respect to securities available for sale with unrealized losses, we consider available information about (i) the performance of the collateral underlying each such security, including any credit enhancements, (ii) historical prepayment speeds, (iii) delinquency and default rates, (iv) loss severities, (v) the age or “vintage” of the security, and, (vi) any rating agency reports on the security. Significant judgments are required with respect to these and other factors in order to make a determination of the future cash flows that can be expected to be generated by the security.
Based on our OTTI assessment process, we determined that there is one asset-backed security in our portfolio of securities available for sale that was impaired as of September 30, 2014. This security is a multi-class, cash flow collateralized bond obligation backed by a pool of trust preferred securities issued by a diversified pool of 56 issuers that consisted of 45 U.S. depository institutions and 11 insurance companies at the time of the security’s issuance in November 2007. We purchased $3.0 million face amount of this security in November 2007 at a price of 95.21% for a total purchase price of $2.9 million, out of a total of $363 million of this security sold at the time of issuance. The security that we own (CUSIP 74042CAE8) is the mezzanine class B piece security with a variable interest rate of 3 month LIBOR plus 60 basis points, which had a rating of Aa2 and AA by Moody’s and Fitch, respectively, at the time of issuance in 2007.
As of September 30, 2014, the amortized cost of this security was $2.1 million with a fair value of $1.7 million, for an unrealized loss of approximately $0.4 million. As of September 30, 2014, the security had a Ba2 rating from Moody’s and a B rating from Fitch and had experienced $42.5 million in defaults (12.5% of total current collateral) and $30.0 million in deferring securities (8.8% of total current collateral) from issuance to September 30, 2014. We estimate that the security could experience another $88.0 million in defaults before the issuer would not receive all of the contractual cash flows under this security. This analysis is based on the following assumptions: approximate future default rates of 3.2%, prepayment rates of 1% until maturity, and 15% recovery of future defaults.

We have made a determination that the remainder of our securities with respect to which there were unrealized losses as of September 30, 2014 are not other-than-temporarily impaired, because we have concluded that we have the ability to continue to hold those securities until their respective fair market values increase above their respective amortized costs or, if necessary, until their respective maturities. In reaching that conclusion we considered a number of factors and other information, which included: (i) the significance of each such security, (ii) the amount of the unrealized losses attributable to each such security, (iii) our liquidity position, (iv) the impact that retention of those securities could have on our capital position and (v) our evaluation of the expected future performance of these securities (based on the criteria discussed above).

Other Investments
Beginning in the fourth quarter of 2013, we had one investment in a limited partnership which is accounted for under the equity method of accounting and included within other assets on the consolidated statements of financial condition. As of September 30, 2014 and December 31, 2013, our other investment was as follows:

	September 30, 2014	December 31, 2013
	(Dollars in thousands)
Investment accounted for under the equity method	$2,068	$2,025

5. Loans and Allowance for Loan and Lease Losses
The loan portfolio consisted of the following at:

	September 30, 2014		December 31, 2013
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial loans	$264,898	32.3%	$226,450	29.2%
Commercial real estate loans – owner occupied	197,145	24.0%	174,221	22.4%
Commercial real estate loans – all other	178,297	21.8%	177,884	22.9%
Residential mortgage loans – multi-family	93,579	11.4%	96,565	12.4%
Residential mortgage loans – single family	67,463	8.2%	75,660	9.7%
Land development loans	12,555	1.5%	18,458	2.4%
Consumer loans	6,156	0.8%	7,599	1.0%
Gross loans	820,093	100.0%	776,837	100.0%
Deferred fee income, net	(383)		(53)
Allowance for loan and lease losses	(13,170)		(11,358)
Loans, net	$806,540		$765,426

At September 30, 2014 and December 31, 2013, real estate loans of approximately $216 million and $230 million, respectively, were pledged to secure borrowings obtained from the FHLB.
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

Set forth below is a summary of the activity in the ALLL during the three and nine months ended September 30, 2014 and 2013:

(Dollars in thousands)	Commercial	Real Estate	Land Development	Consumer and Single Family Mortgages	Total
ALLL in the nine months ended September 30, 2014:
Balance at beginning of period	$5,812	$4,517	$165	$864	$11,358
Charge offs	(303)	—	—	(102)	(405)
Recoveries	559	76	—	82	717
Provision	791	1,075	8	(374)	1,500
Balance at end of period	$6,859	$5,668	$173	$470	$13,170
ALLL in the three months ended September 30, 2014:
Balance at beginning of period	$6,477	$5,397	$85	$621	$12,580
Charge offs	(27)	—	—	—	(27)
Recoveries	107	57	—	3	167
Provision	302	214	88	(154)	450
Balance at end of period	$6,859	$5,668	$173	$470	$13,170
ALLL in the nine months ended September 30, 2013:
Balance at beginning of period	$6,340	$3,487	$248	$806	$10,881
Charge offs	(3,161)	(308)	(5)	(2)	(3,476)
Recoveries	2,151	3	54	32	2,240
Provision	1,722	(505)	(35)	(32)	1,150
Balance at end of period	$7,052	$2,677	$262	$804	$10,795
ALLL in the three months ended September 30, 2013:
Balance at beginning of period	$6,953	$2,854	$297	$1,019	$11,123
Charge offs	$(558)	$—	$—	$—	$(558)
Recoveries	219	1	—	10	230
Provision	438	(178)	(35)	(225)	—
Balance at end of period	$7,052	$2,677	$262	$804	$10,795
Set forth below is information regarding loan balances and the related ALLL, by portfolio type, as of September 30, 2014 and December 31, 2013 (excluding LHFS).

(Dollars in thousands)	Commercial	Real Estate	Land Development	Consumer and Single Family Mortgages	Total
ALLL balance at September 30, 2014 related to:
Loans individually evaluated for impairment	$2,040	$—	$—	$—	$2,040
Loans collectively evaluated for impairment	4,819	5,668	173	470	11,130
Total	$6,859	$5,668	$173	$470	$13,170
Loans balance at September 30, 2014 related to:
Loans individually evaluated for impairment	$19,939	$9,429	$2,125	$4,404	$35,897
Loans collectively evaluated for impairment	244,959	459,592	10,430	69,215	784,196
Total	$264,898	$469,021	$12,555	$73,619	$820,093
ALLL Balance at December 31, 2013 related to:
Loans individually evaluated for impairment	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	5,812	4,517	165	864	11,358
Total	$5,812	$4,517	$165	$864	$11,358
Loans balance at December 31, 2013 related to:
Loans individually evaluated for impairment	$10,484	$8,451	$391	$4,834	$24,160
Loans collectively evaluated for impairment	215,966	440,219	18,067	78,425	752,677
Total	$226,450	$448,670	$18,458	$83,259	$776,837

Credit Quality
The amounts of nonperforming assets and delinquencies that occur within our loan portfolio factors in our evaluation of the adequacy of the ALLL.
The following table provides a summary of the delinquency status of loans by portfolio type at September 30, 2014 and December 31, 2013:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater	Total Past Due	Current	Total Loans Outstanding	Loans >90 Days and Accruing
At September 30, 2014
Commercial loans	$63	$1,016	$303	$1,382	$263,516	$264,898	$—
Commercial real estate loans – owner-occupied	—	—	—	—	197,145	197,145	—
Commercial real estate loans – all other	—	—	2,117	2,117	176,180	178,297	—
Residential mortgage loans – multi-family	—	—	—	—	93,579	93,579	—
Residential mortgage loans – single family	—	43	244	287	67,176	67,463	—
Land development loans	—	—	364	364	12,191	12,555	—
Consumer loans	—	—	—	—	6,156	6,156	—
Total	$63	$1,059	$3,028	$4,150	$815,943	$820,093	$—
At December 31, 2013
Commercial loans	$—	$—	$2,192	$2,192	$224,258	$226,450	$—
Commercial real estate loans – owner-occupied	—	—	—	—	174,221	174,221	—
Commercial real estate loans – all other	—	—	2,117	2,117	175,767	177,884	—
Residential mortgage loans – multi-family	—	—	—	—	96,565	96,565	—
Residential mortgage loans – single family	748	—	—	748	74,912	75,660	—
Land development loans	—	—	—	—	18,458	18,458	—
Consumer loans	450	—	—	450	7,149	7,599	—
Total	$1,198	$—	$4,309	$5,507	$771,330	$776,837	$—
Generally, the accrual of interest on a loan is discontinued when principal or interest payments become more than 90 days past due, unless we believe that the loan is adequately collateralized and it is in the process of collection. There were no loans 90 days or more past due and still accruing interest at September 30, 2014 or December 31, 2013. In certain instances, when a loan is placed on non-accrual status, previously accrued but unpaid interest is reversed against current income. Subsequent collections of cash are applied as principal reductions when received, except when the ultimate collectability of principal is probable, in which case such payments are applied to accrued and unpaid interest, which is credited to income. Non-accrual loans may be restored to accrual status when principal and interest become current and full repayment becomes expected.
The following table provides information with respect to loans on nonaccrual status, by portfolio type, as of September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
	(Dollars in thousands)
Nonaccrual loans:
Commercial loans	$15,003	$5,371
Commercial real estate loans – owner occupied	2,664	1,773
Commercial real estate loans – all other	2,117	2,117
Residential mortgage loans – single family	2,785	1,874
Land development loans	2,125	391
Total(1)	$24,694	$11,526

(1)    Nonaccrual loans may include loans that are currently considered performing loans.
 We classify our loan portfolio using internal credit quality ratings. The following table provides a summary of loans by portfolio type and our internal credit quality ratings as of September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
	(Dollars in thousands)
Pass:
Commercial loans	$243,709	$212,938
Commercial real estate loans – owner occupied	192,814	167,947
Commercial real estate loans – all other	154,138	161,970
Residential mortgage loans – multi family	93,579	91,375
Residential mortgage loans – single family	65,975	73,786
Land development loans	10,430	10,047
Consumer loans	6,156	7,599
Total pass loans	$766,801	$725,662
Special Mention:
Commercial loans	$1,035	$52
Commercial real estate loans – all other	6,627	—
Residential mortgage loans – multi family	—	5,190
Total special mention loans	$7,662	$5,242
Substandard:
Commercial loans	$18,194	$13,396
Commercial real estate loans – owner occupied	4,331	6,274
Commercial real estate loans – all other	17,532	15,914
Residential mortgage loans – single family	1,488	1,874
Land development loans	2,125	8,410
Total substandard loans	$43,670	$45,868
Doubtful:
Commercial loans	$1,960	$65
Total doubtful loans	$1,960	$65
Total Outstanding Loans, gross:	$820,093	$776,837
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
The following table sets forth information regarding impaired loans, at September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
	(Dollars in thousands)
Impaired loans:
Nonaccruing loans	$17,441	$5,590
Nonaccruing restructured loans	7,253	5,936
Accruing restructured loans (1)	11,204	12,634
Accruing impaired loans	—	—
Total impaired loans	$35,898	$24,160
Impaired loans less than 90 days delinquent and included in total impaired loans	$32,869	$21,968

(1)	See "Troubled Debt Restructurings" below for a description of accruing restructured loans at September 30, 2014 and December 31, 2013.

The table below contains additional information with respect to impaired loans, by portfolio type, as of September 30, 2014 and December 31, 2013:

	September 30, 2014			December 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance (1)	Recorded Investment	Unpaid Principal Balance	Related Allowance (1)
	(Dollars in thousands)
No allowance recorded:
Commercial loans	$16,955	$17,459	$—	$10,484	$13,908	$—
Commercial real estate loans – owner occupied	2,175	2,332	—	1,773	1,872	—
Commercial real estate loans – all other	7,254	7,390	—	6,678	6,711	—
Residential mortgage loans – multi-family	—	—	—	—	—	—
Residential mortgage loans – single family	4,404	4,628	—	4,834	5,263	—
Land development loans	2,125	2,160	—	391	409	—
Consumer loans	—	—	—	—	—	—
Total	32,913	33,969	—	24,160	28,163	—
With allowance recorded:
Commercial loans	$2,985	$3,125	$2,040	$—	$—	$—
Total	2,985	3,125	2,040	—	—	—
Total
Commercial loans	$19,940	$20,584	$2,040	$10,484	$13,908	$—
Commercial real estate loans – owner occupied	2,175	2,332	—	1,773	1,872	—
Commercial real estate loans – all other	7,254	7,390	—	6,678	6,711	—
Residential mortgage loans – multi-family	—	—	—	—	—	—
Residential mortgage loans – single family	4,404	4,628	—	4,834	5,263	—
Land development loans	2,125	2,160	—	391	409	—
Consumer loans	—	—	—	—	—	—
Total	35,898	37,094	2,040	24,160	28,163	—

(1)
When the discounted cash flows, collateral value or market price equals or exceeds the recorded investment in the loan, then specific reserves are not required to be set aside for the loan within the ALLL. This typically occurs when the impaired loans have been partially charged-off and/or there have been interest payments received and applied to the balance of the principal outstanding.

At September 30, 2014 and December 31, 2013, there were $32.9 million and $24.2 million, respectively, of impaired loans for which no specific reserves had been allocated because these loans, in our judgment, were sufficiently collateralized. Of the impaired loans at September 30, 2014 for which no specific reserves were allocated, $16.3 million had been deemed impaired in the prior year.
Average balances and interest income recognized on impaired loans, by portfolio type, for the three and nine months ended September 30, 2014 and 2013 were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized
	(Dollars in thousands)
No allowance recorded:
Commercial loans	$12,236	$133	$7,165	$54	$10,570	$489	$9,015	$158
Commercial real estate loans – owner occupied	2,213	14	3,191	14	1,988	170	3,839	42
Commercial real estate loans – all other	7,032	82	12,246	—	6,770	292	14,768	219
Residential mortgage loans – single family	3,700	59	601	—	3,847	147	718	—
Land development loans	1,246	23	409	—	816	68	283	12
Total	26,427	311	23,612	68	23,991	1,166	28,623	431
With allowance recorded:
Commercial loans	2,724	—	4,801	98	1,659	14	4,599	162
Commercial real estate loans – owner occupied	243	—	—	—	121	—	—	—
Total	2,967	—	4,801	98	1,780	14	4,599	162
Total
Commercial loans	14,960	133	11,966	152	12,229	503	13,614	320
Commercial real estate loans – owner occupied	2,456	14	3,191	14	2,109	170	3,839	42
Commercial real estate loans – all other	7,032	82	12,246	—	6,770	292	14,768	219
Residential mortgage loans – single family	3,700	59	601	—	3,847	147	718	—
Land development loans	1,246	23	409	—	816	68	283	12
Total	$29,394	$311	$28,413	$166	$25,771	$1,180	$33,222	$593
The interest that would have been earned had the impaired loans remained current in accordance with their original terms was $164 thousand and $102 thousand during the three months ended September 30, 2014 and 2013, respectively. The interest that would have been earned had the impaired loans remained current in accordance with their original terms was $351 thousand and $240 thousand during the nine months ended September 30, 2014 and 2013, respectively.
Troubled Debt Restructurings (“TDRs”)
Pursuant to the FASB's ASU No. 2011-2, A Creditor's Determination of whether a Restructuring is a Troubled Debt Restructuring, the Bank's TDRs totaled $18.5 million and $18.6 million at September 30, 2014 and December 31, 2013, respectively. TDRs consist of loans to which modifications have been made for the purpose of alleviating temporary impairments of the borrower's financial condition and cash flows. Those modifications have come in the forms of changes in amortization terms, reductions in interest rates, interest only payments and, in limited cases, concessions to outstanding loan balances. The modifications are made as part of workout plans we enter into with the borrower that are designed to provide a bridge for the borrower's cash flow shortfalls in the near term. If a borrower works through the near term issues, then in most cases, the original contractual terms of the borrower's loan will be reinstated.
Of the $18.5 million of TDRs outstanding at September 30, 2014, $11.2 million were performing in accordance with their terms and accruing interest, and $7.3 million were not. Our impairment analysis determined no specific reserves were required on the TDR balances outstanding at September 30, 2014.
The following table presents loans restructured as TDRs during the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended
	September 30, 2014			September 30, 2013
(Dollars in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Nonperforming
Commercial loans	1	916	916	1	450	450
Commercial real estate – owner occupied	1	460	460	—	—	—
Commercial real estate – all other	1	1,296	1,296	—	—	—
Residential mortgage loans – single family	1	244	244	—	—	—
	4	2,916	2,916	1	450	450
Total Troubled Debt Restructurings	4	$2,916	$2,916	1	$450	$450
	Nine Months Ended
	September 30, 2014			September 30, 2013
(Dollars in thousands)	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Performing
Commercial real estate – all other	—	$—	$—	1	$613	$607
	—	—	—	1	613	607
Nonperforming
Commercial loans	2	1,216	1,091	2	534	509
Commercial real estate – owner occupied	1	460	460	—	—	—
Commercial real estate – all other	1	1,296	1,296	—	—	—
Residential mortgage loans – single family	1	244	244	—	—	—
Land development loans	—	—	—	1	439	414
	5	3,216	3,091	3	973	923
Total troubled debt restructurings	5	$3,216	$3,091	4	$1,586	$1,530
As of September 30, 2014, TDRs totaled $18.5 million as compared to $18.6 million at December 31, 2013.
During the three and nine months ended September 30, 2014 and 2013, TDRs that were modified within the preceding 12-month period which subsequently defaulted were as follows:

	Three Months Ended				Nine Months Ended
	September 30, 2014		September 30, 2013		September 30, 2014		September 30, 2013
	Number of loans	Recorded Investment	Number of loans	Recorded Investment	Number of loans	Recorded Investment	Number of loans	Recorded Investment
	(Dollars in thousands)
Commercial loans	—	$—	1	$—	—	$—	2	$962
Total	—	$—	1	$—	—	$—	2	$962

6. Income Taxes
For the three and nine months ended September 30, 2014 and the three months ended September 30, 2013, we recorded no income tax provision. We recorded an income tax benefit from continuing operations of $1.5 million for the nine months ended September 30, 2013. No income tax provision was recorded for the three months ended September 30, 2014 and 2013 as a result of net operating losses (“NOLs”) incurred during the period. The tax benefit during the nine months ended September 30, 2013 was primarily related to the release of the remainder of a valuation allowance in the first quarter of 2013, which we had established against our deferred tax asset by means of non-cash charges to the provision for income taxes prior to 2013. We generated NOLs for the year ended December 31, 2013 which may be utilized against taxable income. The 2013 NOLs were subject to a valuation allowance. As a result of taxable income generated and the utilization of the NOLs subject to a valuation allowance during the nine months ended September 30, 2014, we had no income tax provision and our net deferred tax asset at September 30, 2014 was $6.2 million, net of a valuation allowance of $12.2 million. This is a decrease of $1.4 million from the December 31, 2013 balance of $7.6 million, net of a valuation allowance of $12.5 million.
We file income tax returns with the U.S. federal government and the state of California. As of September 30, 2014, we were subject to examination by the Internal Revenue Service with respect to our U.S. federal tax returns for the 2011 to 2013 tax years and Franchise Tax Board for California state income tax returns for the 2010 to 2013 tax years. NOLs on our U.S. federal and California state income tax returns may be carried forward twenty years. As of September 30, 2014, we do not believe there will be any material adverse changes in our unrecognized tax benefits over the next 12 months.
Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of tax expense. We did not have any accrued interest or penalties associated with any unrecognized tax benefits, and no interest expense was recognized during the three and nine months ended September 30, 2014 and 2013.
7. Stock-Based Employee Compensation Plans
In May 2010, our shareholders approved the adoption of our 2010 Equity Incentive Plan (the “2010 Incentive Plan”), which authorized and set aside a total of 400,000 shares of our common stock for issuance on the exercise of stock options or the grant of restricted stock or other equity incentives to our officers, and other key employees and directors. An additional 158,211 shares of common stock were also set aside which was equal to the total of the shares that were available for the grant of equity incentives under our shareholder-approved 2008 and 2004 Equity Incentive Plans (the "Previously Approved Plans") at the time of the adoption of the 2010 Incentive Plan. Options to purchase a total of 889,358 shares of our common stock granted under the Previously Approved Plans were outstanding at September 30, 2014. The 2010 Incentive Plan provides that if any of these outstanding options under the Previously Approved Plans expire or are terminated for any reason, then the number of shares that would become available for grants or awards of equity incentives under the 2010 Incentive Plan would be increased by an equivalent number of shares. At the Annual Shareholders meeting held in May 2013, our shareholders approved an additional 800,000 share increase in the maximum number of shares of our common stock that may be issued pursuant to grants or exercises of options or restricted shares or other equity incentives under the 2010 Incentive Plan, of which 35,000 shares of restricted stock vested during the nine months ended September 30, 2014 thereby decreasing the the maximum number of shares authorized under the 2010 Incentive Plan. As a result, as of September 30, 2014, the maximum number of shares that were authorized for the grant of options or other equity incentives under the 2010 Incentive Plan totaled 2,212,569, or approximately 11% of the shares of our common stock then outstanding.
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
Under FASB ASC 718-10, we are required to recognize, in our financial statements, the fair value of the options or any restricted shares that we grant as compensation cost over their respective service periods. The fair values of the options that were outstanding at September 30, 2014 under the 2010 Incentive Plan were estimated as of their respective dates of grant using the Black-Scholes option-pricing model. The Company, under the 2010 Incentive Plan, granted restricted stock for the benefit of its employees. These restricted shares vest over a period of three years. The recipients of restricted shares have the right to vote all shares subject to such grant and receive all dividends with respect to such shares whether or not the shares have vested. The recipients do not pay any cash consideration for the shares.
Stock Options
The table below summarizes the weighted average assumptions used to determine the fair values of the options granted during the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
Assumptions with respect to:	2014	2013	2014	2013
Expected volatility	44%	43%	44%	43%
Risk-free interest rate	2.14%	2.27%	2.14%	2.06%
Expected dividends	0.61%	0.57%	0.61%	0.57%
Expected term (years)	6.7 - 6.7	6.9	6.7 - 6.7	2.0-6.9
Weighted average fair value of options granted during period	$3.04	$2.77	$2.84	$2.47
The following table summarizes the stock option activity under the Company’s equity incentive plans during the nine months ended September 30, 2014 and 2013, respectively.

	Number of Shares	Weighted- Average Exercise Price Per Share	Number of Shares	Weighted- Average Exercise Price Per Share
	2014		2013
Outstanding – January 1,	1,821,000	$6.88	1,566,965	$6.90
Granted	58,970	6.38	632,000	6.18
Exercised	(140,446)	3.58	(79,414)	3.17
Forfeited/Canceled	(327,254)	10.59	(248,578)	6.54
Outstanding – September 30,	1,412,270	6.33	1,870,973	6.86
Options Exercisable – September 30,	892,916	$6.42	1,009,235	$7.65
Options Vested – September 30,	892,916	$6.42	1,009,235	$7.65
Options to purchase 48,246 and 140,446 shares of our common stock were exercised during the three and nine months ended September 30, 2014, respectively. Options to purchase 73,114 and 79,414 shares of our common stock were exercised during the three and nine months ended September 30, 2013, respectively. The aggregate intrinsic value of options exercised during the three months ended September 30, 2014 and 2013 was $172 thousand and $231 thousand, respectively. The aggregate intrinsic value of options exercised during the nine months ended September 30, 2014 and 2013 was $416 thousand and $233 thousand, respectively. The fair values of options vested during the three months ended September 30, 2014 and 2013 was $508 thousand and $232 thousand, respectively. The fair values of options that vested during the nine months ended September 30, 2014 and 2013 was $721 thousand and $503 thousand, respectively.
The following table provides additional information regarding the vested and unvested options that were outstanding at September 30, 2014.

Options Outstanding as of September 30, 2014					Options Exercisable as of September 30, 2014(1)
	Vested	Unvested	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Shares	Weighted Average Exercise Price
$2.97 – $5.99	467,854	58,446	$4.31	6.59	467,854	$4.24
$6.00 – $9.99	310,762	460,908	6.37	8.64	310,762	6.43
$10.00 – $12.99	5,000	—	12.02	0.55	5,000	12.02
$13.00 – $17.99	94,800	—	15.09	0.67	94,800	15.09
$18.00 – $18.84	14,500	—	18.09	1.33	14,500	18.09
	892,916	519,354	$6.33	7.24	892,916	$6.42

(1)	The weighted average remaining contractual life of the options that were exercisable as of September 30, 2014 was 6.41 years.
The aggregate intrinsic value of options that were outstanding and exercisable under the 2010 Incentive Plan at September 30, 2014 and December 31, 2013 was $1.4 million and $1.2 million, respectively.

A summary of the status of the unvested options outstanding as of September 30, 2014, and changes in the weighted average grant date fair values of the unvested options during the three months ended September 30, 2014, are set forth in the following table.

	Number of Shares Subject to Options	Weighted Average Grant Date Fair Value
Unvested at December 31, 2013	785,566	$2.57
Granted	58,970	2.84
Vested	(290,541)	2.48
Forfeited/Canceled	(34,641)	2.61
Unvested at September 30, 2014	519,354	2.64
At September 30, 2014, the weighted average period over which nonvested awards were expected to be recognized was 1.22 years.
Restricted Stock
We issued 51,256 shares of restricted stock under the 2010 Incentive Plan during the nine months ended September 30, 2014, at a price of $6.37 that vest on an annual prorated basis over the next three years. The following table summarizes the activity related to restricted stock granted, vested and forfeited under our equity incentive plans during the nine months ended September 30, 2014.

	Number of Shares	Average Grant Date Fair Value
Outstanding at December 31, 2013	141,284	6.23
Granted	51,256	$6.37
Vested	(35,000)	6.24
Forfeited	(6,286)	6.21
Outstanding at September 30, 2014	151,254	$6.28
Compensation Expense
We expect that the compensation expense that will be recognized during the periods presented below in respect of stock options and restricted stock outstanding at September 30, 2014, will be as follows:

	Estimated Stock Based Compensation Expense Stock Options	Estimated Stock Based Compensation Expense Restricted Stock	Estimated Stock Based Compensation Expense Total
(Dollars in thousands)
For the years ending December 31,
Remainder of 2014	$176,334	$89,850	$266,184
2015	562,911	359,400	922,311
2016	281,983	301,114	583,097
2017	42,832	35,190	78,022
2018 and beyond	39,147	—	39,147
	$1,103,207	$785,554	$1,888,761
The aggregate amounts of stock based compensation expense recognized in our consolidated statements of operations for the three months ended September 30, 2014 and 2013 were $325 thousand and $200 thousand, respectively, and for the nine months ended September 30, 2014 and 2013 were $862 thousand and $554 thousand, respectively, in each case net of taxes.

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

The following table shows how we computed basic and diluted EPS for the three and nine months ended September 30, 2014 and 2013.

(In thousands, except per share data)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Numerator:
Net loss from continuing operations	$(314)	$(96)	$(1,815)	$(5,051)
Accumulated declared dividends on preferred stock	—	—	(592)	(538)
Accumulated undeclared dividends on preferred stock	(308)	(274)	(320)	(274)
Numerator for basic and diluted net loss from continuing operations	(622)	(370)	(2,727)	(5,863)
Net (loss) income from discontinued operations	(71)	(1,005)	1,885	(2,361)
Numerator for basic and diluted net loss available to common shareholders	$(693)	$(1,375)	$(842)	$(8,224)
Denominator:
Basic weighted average outstanding shares of common stock	19,291	18,923	19,231	18,195
Dilutive effect of employee stock options and warrants	—	—	—	—
Diluted weighted average common stock and common stock equivalents	19,291	18,923	19,231	18,195
Basic (loss) income per common share:
Net loss from continuing operations	$(0.03)	$(0.02)	$(0.14)	$(0.32)
Net (loss) income from discontinued operations	$(0.01)	$(0.05)	$0.10	$(0.13)
Net loss available to common shareholders	$(0.04)	$(0.07)	$(0.04)	$(0.45)
Diluted (loss) income per common share:
Net loss from continuing operations	$(0.03)	$(0.02)	$(0.14)	$(0.32)
Net (loss) income from discontinued operations	$(0.01)	$(0.05)	$0.10	$(0.13)
Net loss available to common shareholders	$(0.04)	$(0.07)	$(0.04)	$(0.45)
The weighted average shares that have an antidilutive effect in the calculation of diluted net loss per share and have been excluded from the computations above were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Stock options(1)	1,464,319	1,643,137	1,700,448	1,600,748
Shares subject to stock purchase warrants(2)	761,278	761,278	761,278	761,278

(1)
Stock options were excluded from the computation of diluted earnings per common share for the three and nine months ended September 30, 2014 and September 30, 2013 as we reported a net loss from continuing operations.

(2)
Stock purchase warrants were excluded from the computation of diluted earnings per common share for the three and nine months ended September 30, 2014 and 2013 because the exercisability of those warrants is conditioned on the happening of certain future events.

9. Shareholders’ Equity
Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss as of September 30, 2014 and December 31, 2013 was as follows:

	Unrealized Gain (Loss) on Securities Available-for-Sale, net of tax	Unrealized Gain (Loss) on Supplemental Executive Plan Expense, net	Accumulated Other Comprehensive Income, Net
	(Dollars in thousands)
Ending balance as of December 31, 2012	$(545)	$(20)	$(565)
Other comprehensive loss before reclassifications, net of tax benefit of $1,141 thousand (1)	(1,635)	—	(1,635)
Amounts reclassified from accumulated other comprehensive loss, net of tax provision of $18 thousand and tax provision of $10 thousand, respectively (2)	26	20	46
Other comprehensive (loss) income, net of tax benefit of $1,123 thousand and tax expense $10 thousand, respectively	(1,609)	20	(1,589)
Ending balance as of December 31, 2013	$(2,154)	$—	$(2,154)
Other comprehensive income before reclassifications, net of tax benefit of $657 thousand (1)	938	—	938
Amounts reclassified from accumulated other comprehensive income, net of tax	—	—	—
Other comprehensive income, net of tax benefit of $657 thousand	938	—	938
Ending balance as of September 30, 2014	$(1,216)	$—	$(1,216)

(1)	Tax impact included in Deferred tax assets.

(2)
Gross amounts related to Unrealized Gain (Loss) on Securities Available-for-Sale, net of tax are included in Net gains on sale of securities available for sale. Gross amounts related to Unrealized Gain (Loss) on Supplemental Executive Plan Expense, net are included in Salaries and employee benefits. Related tax impact amounts are included in Income tax provision (benefit).

10. Commitments and Contingencies
Repurchase Reserves
We have historically maintained reserves for possible repurchases that we may have been required to make of certain of the mortgage loans which we sold as a result of deficiencies or defects that may be found to exist in such loans. Our repurchase reserve also covered returns of any premiums earned and administrative fees pertaining to the repurchase of mortgage loans that did not meet investor guidelines, including potential loss of advances on Veterans Affairs or Federal Housing Authority Ginnie Mae loans.  As a result of our exit from the mortgage banking business and no longer being subject to potential loss for anything other than mortgage fraud, we have undertaken an analysis of our accrual. Our analysis assumes that the repurchase liability exposure will decrease over time as mortgage loans are paid off and as we are no longer originating new mortgage loans. Additionally, with the sale of the mortgage servicing rights during April 2014, the increased exposure loss for the servicing of Ginnie Mae loans which we were accruing for was eliminated, resulting in further reversal of the accrual. As a result of our review, we reversed $1.5 million of our reserve during the nine months ended September 30, 2014. We repurchased $1.3 million of loans during the nine months ended September 30, 2014 by adjusting the gains on sale recorded for these loans. No loans were repurchased during the three months ended September 30, 2014 or during the three and nine months ended September 30, 2013. The following table sets forth information, at September 30, 2014 and December 31, 2013, with respect to such reserves:

	September 30, 2014	December 31, 2013
	(Dollars in thousands)
Beginning balance	$1,883	$906
(Recovery of)/Provision for repurchases	(1,483)	1,041
Settlements	—	(64)
Total repurchases reserve	$400	$1,883
Commitments

To meet the financing needs of our customers in the normal course of business, we are a party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements. At September 30, 2014 and December 31, 2013, we were committed to fund certain loans including letters of credit amounting to approximately $142 million and $138 million, respectively. The contractual amounts of a credit-related financial instrument, such as a commitment to extend credit, a credit-card arrangement or a letter of credit, represent the amount of potential accounting loss should the commitment be fully drawn upon, the customer were to default, and the value of any existing collateral securing the customer’s payment obligation becomes worthless. The loss reserve for unfunded loan commitments was $275 thousand and $225 thousand at September 30, 2014 and December 31, 2013, respectively.
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
Based on our evaluation of the lawsuits and other proceedings that were pending against us as of September 30, 2014, the outcomes in those suits or other proceedings are not expected to have, either individually or in the aggregate, a material adverse effect on our consolidated financial position, results of operations or cash flows. However, in light of the inherent uncertainties involved, some of which are beyond our control, and the very large or indeterminate damages often sought in such legal actions or proceedings, an adverse outcome in one or more of these suits or proceedings could be material to our financial position, results of operations or cash flows for any particular reporting period.

11. Discontinued Operations
During the fourth quarter of 2013, the Bank announced its decision to exit the mortgage banking business. As of September 30, 2014, we have completed our exit from the mortgage banking business. Accordingly, all income and expense related to the mortgage banking business have been removed from continuing operations and are included in the consolidated statements of operations under the caption "Income (loss) from discontinued operations."

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Revenues(1)	$(291)	$1,258	$1,227	$4,989
Pre-tax income (loss)	$(71)	$(1,005)	$1,885	$(2,800)

(1)	Interest income plus noninterest income.
We established a reserve of $3.1 million in December 2013 for our estimated cost of discontinuing the mortgage banking business, which is included in our loss from discontinued operations in our statement of operations. This reserve primarily included severance and fees related to contract and lease terminations. Assets related to discontinued operations primarily consist of mortgage loans held for sale (see below), mortgage servicing rights (see below), fixed assets, and our derivative financial instruments (see Fair Value Measurements footnote above for more information regarding our derivatives). As of September 30, 2014, none of the reserve remained outstanding.
Mortgage Loans Held for Sale
A summary of the unpaid principal balances of LHFS, by type, is presented below:

	September 30, 2014	December 31, 2013
	(Dollars in thousands)
Government	$—	$2,616
Conventional	—	3,138
Jumbo	—	1,177
Fair value adjustment	—	(15)
Total LHFS at fair value(1)	$—	$6,916

(1)    We had no LHFS as of September 30, 2014.
Gains on LHFS for the three and nine months ended September 30, 2014 and 2013 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
			(Dollars in thousands)
Gain on sale of mortgage loans	$—	$305	$394	$5,639
Net loan servicing	—	248	312	742
Unrealized gains (losses) from derivative financial statements	—	(710)	—	(317)
Realized gains (losses) from derivative financial instruments	—	185	(219)	703
Mark to market (loss) gain on LHFS	—	499	(166)	(1,693)
Direct origination (expenses) fees, net	—	(374)	(109)	(2,317)
Provision for repurchases	—	(7)	1,453	(90)
Total gain on LHFS	$—	$146	$1,665	$2,667
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
In April 2014, we sold the entire portfolio of mortgage servicing rights on loans with an unpaid principal balance of $498.9 million as of April 30, 2014 in two separate transactions for a total of $5.5 million at that date. During the first half of 2014, we recorded a gain on sale of $930 thousand, which was included in income from discontinued operations. As per terms of the agreements, loans paid off within a specified time period after the date of sale trigger a claw back feature, which resulted in a reversal of $267 thousand of the previous gain on sale recorded during the three months ended September 30, 2014. For the nine months ended September 30, 2014, we recognized a gain on the sale of the mortgage servicing rights of $663 thousand.
As of September 30, 2014 and December 31, 2013, mortgage servicing rights totaled $0 and $4.4 million, respectively. At December 31, 2013, the mortgage servicing rights were included in Assets of discontinued operations in the accompanying consolidated statements of financial condition.
The Bank accounts for mortgage servicing rights at fair value with changes in fair value recorded in income from discontinued operations in the consolidated statements of operations. The table below presents the activity for mortgage servicing rights for the three and nine months ended September 30, 2014 and 2013.

Rollforward of Fair Value of Mortgage Servicing Rights	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2014	2013	2014	2013
Balance, beginning of period	$—	$3,823	$4,417	$2,801
Additions	—	266	60	859
Payoffs	(267)	(158)	(298)	(403)
Impact due to changes in Constant Prepayment Rate (“CPR”)	—	(333)	—	465
Changes in fair value resulting from valuation inputs or assumptions	—	298	901	174
Sale of mortgage servicing rights portfolio	267	—	(5,080)	—
Balance, end of period	$—	$3,896	$—	$3,896

Rollforward of Unpaid Principal Balance of Mortgage Servicing Portfolio	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2014	2013	2014	2013
Balance, beginning of period	$—	$486,082	$506,664	$457,062
Additions	—	36,194	5,420	119,001
Payoffs	—	(22,959)	(2,765)	(72,778)
Impact due to changes in CPR	—	(3,385)	—	(7,353)
Changes in fair value resulting from valuation inputs or assumptions	—	—	(2,736)	—
Sale of mortgage servicing rights portfolio	—	—	(506,583)	—
Balance, end of period	$—	$495,932	$—	$495,932
The following table sets forth the principal amounts of the mortgage loans we were servicing, categorized by type of loan, at September 30, 2014 and December 31, 2013:

	Unpaid Principal Balance as of
(Dollars in thousands)	September 30, 2014	December 31, 2013
Government	$—	$404,432
Conventional	—	102,232
Total loans serviced	$—	$506,664

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

The following table sets forth information regarding the net interest income and noninterest income for our commercial banking and discontinued operations segments, respectively, for the three and nine months ended September 30, 2014 and 2013.

(Dollars in thousands)	Commercial	Other	Total from continuing operations	Discontinued Operations	Total including discontinued operations
Net interest income for the three months ended September 30,
2014	$8,343	$(32)	$8,311	$—	$8,311
2013	$7,738	$(51)	$7,687	$144	$7,831
Noninterest income for the three months ended September 30,
2014	$1,166	$(398)	$768	$(254)	$514
2013	$457	$45	$502	$1,096	$1,598
Net interest income for the nine months ended September 30,
2014	$23,882	$(102)	$23,780	$77	$23,857
2013	$22,446	$(224)	$22,222	$406	$22,628
Noninterest income for the nine months ended September 30,
2014	$3,329	$(58)	$3,271	$1,145	$4,416
2013	$531	$90	$621	$4,403	$5,024
Segment Assets at:
September 30, 2014	$1,063,338	$7,583	$1,070,921	$—	$1,070,921
December 31, 2013	$968,507	$15,887	$984,394	$12,189	$996,583

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
In addition to the risk of incurring loan losses, which is an inherent risk of the banking business, these risks and uncertainties include, but are not limited to, the following: the risk that the economic recovery in the United States, which is still relatively fragile, will be adversely affected by domestic or international economic conditions, which could cause us to incur additional loan losses and adversely affect our results of operations in the future; uncertainties and risks with respect to the effects that our compliance with the written agreement (the “FRBSF Agreement”) with the Federal Reserve Bank of San Francisco (the “FRBSF”) will have on our business and results of operations because, among other things, the FRBSF Agreement imposes restrictions on our operations and our ability to grow our banking franchise, and the risk of potential future supervisory action against us or the Bank (as defined below) by the FRBSF if we are unable to meet the requirements of the FRBSF Agreement; the risk that our results of operations in the future will continue to be adversely affected by our exit from the wholesale and residential mortgage lending businesses and the risk that our commercial banking business will not generate the additional revenues needed to fully offset the decline in our mortgage banking revenues within the next two to three years; the risk that our interest margins and, therefore, our net interest income will be adversely affected by changes in prevailing interest rates; the risk that we will not succeed in further reducing our remaining nonperforming assets, in which event we would face the prospect of further loan charge-offs and write-downs of assets; the risk that we will not be able to manage our interest rate risks effectively, in which event our operating results could be harmed; the prospect that government regulation of banking and other financial services organizations will increase, causing our costs of doing business to increase and restricting our ability to take advantage of business and growth opportunities; the risk that our efforts to develop a robust commercial banking platform and a productive small business administration (“SBA”)

lending group may not succeed; and the risk that we may be unable to realize our expected level of increasing deposit inflows. Additional information regarding these and other risks and uncertainties to which our business is subject is contained in our Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Form 10-K”) that we filed with the Securities and Exchange Commission (“SEC”) on March 14, 2014, and readers of this Report are urged to review the additional information contained in that report, and in any subsequent Quarterly Report on Form 10-Q that we file with the SEC. We urge you to read those risk factors in conjunction with your review of the following discussion and analysis of our results of operations for the three and nine months ended, and our financial condition at, September 30, 2014.
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
As of September 30, 2014, our total assets, net loans and total deposits were $1.1 billion, $807 million and $882 million, respectively.
The Bank, which is headquartered in Orange County, California, approximately 40 miles south of Los Angeles, conducts a commercial banking business in Orange, Los Angeles, San Bernardino and San Diego counties in Southern California. The Bank is also a member of the Federal Reserve System and its deposits are insured, to the maximum extent permitted by law, by the Federal Deposit Insurance Corporation (the “FDIC”). For the nine months ended September 30, 2014, we operated as one reportable segment, Commercial Banking, and one non-reportable segment, Discontinued Operations. For the nine months ended September 30, 2013, we operated as two reportable segments: Commercial Banking and Mortgage Banking.
Unless the context otherwise requires, the “Company,” “we,” “our,” “ours,” and “us” refer to Pacific Mercantile Bancorp and its consolidated subsidiaries.

Current Developments
During the fourth quarter of 2013, we announced our decision to exit the mortgage banking business. During the third quarter of 2014, we have completed our exit from the mortgage banking business. At September 30, 2014, the Bank had no remaining employees in the mortgage division, down from 77 employees at December 31, 2013. In April 2014, the Bank also finalized arrangements to sell its portfolio of mortgage servicing rights in two separate transactions, each of which closed on April 30, 2014 and are described in more detail above in Item 1 of this Report under Note 11, Discontinued Operations.
The Company has also furthered its efforts in laying the foundation for a full-fledged Asset Based Lending ("ABL") Group that was begun in 2013. The ABL Group originates loans primarily secured by general corporate assets with a borrowing formula primarily based on accounts receivables. As of September 30, 2014 and December 31, 2013, the Bank had $34.9 million and $15.8 million, respectively, of ABL facilities outstanding.
The Company continued to expand its offerings through the SBA Programs and during the nine months ended September 30, 2014 funded $24.3 million in loans through the 7(a) Program and sold $18.2 million of the guaranteed portion of those loans, which resulted in a $1.4 million gain during the nine months ended September 30, 2014. The Company plans to continue its efforts to originate and sell SBA 7(a) loans.
Results of Operations
Discontinued Operations
In connection with our exit from the mortgage banking business described above, the revenues and expenses of our mortgage banking division have been classified as discontinued operations for all periods presented. As a result, all comparisons below reflect results from continuing operations. Income from discontinued operations was $1.9 million for the nine months ended September 30, 2014, while our loss from discontinued operations was $71 thousand, $1.0 million, and $2.4 million for the three months ended September 30, 2014 and the three and nine months ended September 30, 2013, respectively. During the three months ended September 30, 2014, we recorded a loss on discontinued operations as a result of the final wind down of the mortgage banking business. During the nine months ended September 30, 2014, we recorded a gain on the sale of the mortgage servicing rights that we sold in April 2014, which is included in income from discontinued operations in the consolidated statements of operations. This compares to losses of $1.0 million and $2.4 million for the three and nine months ended September 30, 2013, respectively, from the mortgage banking operations prior to the decision to discontinue the mortgage banking business. For additional information, see Note 11, Discontinued Operations, included in Item 1 of this Report.
Operating Results for the Three and Six Months Ended September 30, 2014 and 2013
Our operating results for the three and nine months ended September 30, 2014, compared to September 30, 2013, were as follows:

	Three Months Ended September 30,		2014 vs. 2013 % Change	Nine Months Ended September 30,		2014 vs. 2013 % Change
	2014	2013		2014	2013
				(Dollars in thousands)
Interest income	9,664	8,877	8.9%	28,085	26,359	6.5%
Interest expense	1,353	1,190	13.7%	4,305	4,137	4.1%
Provision for loan and lease losses	450	—	100.0%	1,500	1,150	30.4%
Non-interest income	768	502	53.0%	3,271	621	426.7%
Non-interest expense	8,943	8,285	7.9%	27,366	28,234	(3.1)%
Income tax benefit	—	—	—%	—	(1,490)	(100.0)%
Net loss from continuing operations	(314)	(96)	227.1%	(1,815)	(5,051)	(64.1)%
Net income (loss) from discontinued operations	(71)	(1,005)	(92.9)%	1,885	(2,361)	(179.8)%
Net income (loss)	(385)	(1,101)	(65.0)%	70	(7,412)	(100.9)%
Interest Income
Three Months Ended September 30, 2014 and 2013
Total interest income increased 8.9% to $9.7 million for the three months ended September 30, 2014 from $8.9 million for the three months ended September 30, 2013, with an average yield on interest-earning assets of 3.84% for the three months ended September 30, 2014 compared to 4.12% for the three months ended September 30, 2013. This increase was primarily due to an increase in interest income on loans during the three months ended September 30, 2014 compared to the same prior year period due to an increase in average loan balances, partially offset by a decline in the average yield on loans. During the three months ended September 30, 2014 and 2013, interest income on loans was $9.2 million and $8.4 million, respectively, yielding 4.54% and 4.61% on average loan balances of $802.9 million and $725.3 million, respectively. The increase in the average loan balances is attributable to an increase in loan demand. The decrease in average loan yield is primarily attributable to the actions of the Board of Governors of the Federal Reserve System (“Federal Reserve Board”) to keep short-term interest rates low.
During the three months ended September 30, 2014 and 2013, interest income from our securities available-for-sale and stock, was $397 thousand and $423 thousand, respectively, yielding 2.26% and 2.19% on average balances of $69.7 million and $76.7 million, respectively. The average securities balances decreased as a result of maturities of, and payments on, securities which we did not fully replace due to liquidity needs. The investment yield increase is primarily due to lower premium amortization attributable to slower projected prepayment speeds on our securities available-for-sale, returning our prepayment speed to a more historically normal level as compared to the accelerated prepayment speed seen in the prior year. Interest income from our short-term investments, including our federal funds sold and interest-bearing deposits, was $82 thousand and $32 thousand for the three months ended September 30, 2014 and 2013, respectively, yielding 0.26% and 0.24% on average balances of $125.6 million and $52.4 million, respectively. The average balances of short-term investments increased as a result of an increase in our funds held at the FRBSF. As a result, total interest income on investments increased for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013.
Nine Months Ended September 30, 2014 and 2013
Total interest income increased 6.5% to $28.1 million for the nine months ended September 30, 2014 from $26.4 million for the nine months ended September 30, 2013, with an average yield on interest-earning assets of 3.79% for the nine months ended September 30, 2014 compared to 3.87% for the nine months ended September 30, 2013. This increase was primarily due to an increase in interest income on loans during the nine months ended September 30, 2014 compared to the same prior year period due to an increase in average loan balances, partially offset by a decline in the average yield on loans. During the nine months ended September 30, 2014 and 2013, interest income on loans was $26.6 million and $25.0 million, respectively, yielding 4.51% and 4.64% on average loan balances of $790.1 million and $719.6 million, respectively. The increase in the average loan balances is attributable to an increase in loan demand. The decrease in loan yield is primarily attributable to the actions of the Federal Reserve Board to keep short-term interest rates low.
During the nine months ended September 30, 2014 and 2013, interest income from our securities available-for-sale and stock, was $1.2 million, yielding 2.27% and 1.89% on average balances of $71.8 million and $83.6 million, respectively. The average securities balances decreased as a result of maturities of, and payments on, securities which we did not fully replace due to liquidity needs. The investment yield increase is primarily due to lower premium amortization attributable to slower projected prepayment speeds on our securities available-for-sale, returning our prepayment speed to a more historically normal level as compared to the accelerated prepayment speed seen in the prior year. Interest income from our short-term investments, including our federal funds sold and interest-bearing deposits, was $237 thousand and $203 thousand for the nine months ended September 30, 2014 and 2013, respectively, yielding 0.24% and 0.25% on average balances of $129.7 million and $108.2 million, respectively. The increase in interest income from our short-term investments was primarily attributable to an increase in the average loan balances during the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. As a result, total interest income on investments increased for the nine months ended September 30, 2014 and 2013.
Interest Expense
Three Months Ended September 30, 2014 and 2013
Total interest expense increased 13.7% to $1.4 million for the three months ended September 30, 2014 from $1.2 million for the three months ended September 30, 2013. The increase was primarily due to an increase in average interest-bearing liabilities of $696.1 million and $586.5 million at September 30, 2014 and 2013, respectively, with a cost of funds of 0.77% and 0.81%, respectively, which consisted of deposits, borrowings and junior subordinated debentures. The increase in interest expense of $163 thousand, or 13.7%, was also due to an increase in the volume of certificates of deposit partially offset by a decrease in the rates of interest paid on certificates of deposit. Interest expense on our certificates of deposit for the three months ended September 30, 2014 and 2013, was $1.1 million and $841 thousand, respectively, with a cost of funds of 0.96% and 0.99% on average balances of $445.1 million and $336.9 million, respectively.
Nine Months Ended September 30, 2014 and 2013
Total interest expense increased 4.1% to $4.3 million for the nine months ended September 30, 2014 from $4.1 million for the nine months ended September 30, 2013. The increase was primarily due to an increase in average interest-bearing liabilities of $706.5 million and $640.0 million at September 30, 2014 and 2013, respectively, with a cost of funds of 0.81% and 0.86%, respectively, which consisted of deposits, borrowings and junior subordinated debentures. The increase in interest expense was also due to an increase in the volume of certificates of deposit partially offset by a decrease in the rates of interest paid on certificates of deposit. Interest expense on our certificates of deposit for the nine months ended September 30, 2014 and 2013, was $3.1 million and $3.0 million, respectively, with a cost of funds of 0.96% and 1.04% on average balances of $439.5 million and $381.8 million, respectively.
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
The following tables set forth information regarding our average balance sheet, yields on interest earning assets, interest expense on interest-bearing liabilities, the interest rate spread and the interest rate margin for the three and nine months ended September 30, 2014 and 2013. Average balances are calculated based on average daily balances.

	Three Months Ended September 30,
	2014			2013
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets
Short-term investments(1)	$125,639	$82	0.26%	$52,383	$32	0.24%
Securities available for sale and stock(2)	69,661	397	2.26%	76,651	423	2.19%
Loans(3)	802,912	9,185	4.54%	725,276	8,422	4.61%
Total interest-earning assets	998,212	9,664	3.84%	854,310	8,877	4.12%
Noninterest-earning assets
Cash and due from banks	12,494			11,503
All other assets(3)	21,435			35,230
Total assets	$1,032,141			$901,043
Interest-bearing liabilities:
Interest-bearing checking accounts	$36,719	25	0.27%	$34,009	24	0.28%
Money market and savings accounts	149,372	106	0.28%	148,044	111	0.30%
Certificates of deposit	445,108	1,073	0.96%	336,884	841	0.99%
Other borrowings	47,337	80	0.67%	50,000	73	0.58%
Junior subordinated debentures	17,527	69	1.56%	17,527	141	3.19%
Total interest bearing liabilities	696,063	1,353	0.77%	586,464	1,190	0.81%
Noninterest bearing liabilities
Demand deposits	208,366			188,351
Accrued expenses and other liabilities	9,698			13,118
Shareholders' equity	118,014			113,110
Total liabilities and shareholders' equity	$1,032,141			$901,043
Net interest income		$8,311			$7,687
Net interest income/spread			3.07%			3.31%
Net interest margin			3.30%			3.57%

	Nine Months Ended September 30,
	2014			2013
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets
Short-term investments(1)	$129,665	$237	0.24%	$108,231	$203	0.25%
Securities available for sale and stock(2)	71,760	1,217	2.27%	83,612	1,180	1.89%
Loans(3)	790,081	26,631	4.51%	719,605	24,976	4.64%
Total interest-earning assets	991,506	28,085	3.79%	911,448	26,359	3.87%
Noninterest-earning assets
Cash and due from banks	12,544			11,983
All other assets(3)	23,666			34,638
Total assets	$1,027,716			$958,069
Interest-bearing liabilities:
Interest-bearing checking accounts	$37,778	74	0.26%	$33,327	68	0.27%
Money market and savings accounts	155,616	357	0.31%	158,766	460	0.39%
Certificates of deposit	439,473	3,142	0.96%	381,802	2,963	1.04%
Other borrowings	56,107	363	0.87%	48,484	236	0.65%
Junior subordinated debentures	17,527	369	2.81%	17,578	410	3.12%
Total interest bearing liabilities	706,501	4,305	0.81%	639,957	4,137	0.86%
Noninterest bearing liabilities
Demand deposits	196,603			189,319
Accrued expenses and other liabilities	8,177			10,776
Shareholders' equity	116,435			118,017
Total liabilities and shareholders' equity	$1,027,716			$958,069
Net interest income		$23,780			$22,222
Net interest income/spread			2.98%			3.01%
Net interest margin			3.21%			3.26%

(1)	Short-term investments consist of federal funds sold and interest bearing deposits that we maintain at other financial institutions.

(2)	Stock consists of Federal Home Loan Bank of San Francisco (“FHLB”) stock and FRBSF stock.

(3)	Loans include the average balance of nonaccrual loans.
The following table sets forth changes in interest income, including loan fees, and interest paid in the three and nine months ended September 30, 2014 and 2013 and the extent to which those changes were attributable to changes in (i) the volumes of or in the rates of interest earned on interest-earning assets and (ii) the volumes of or in the rates of interest paid on our interest-bearing liabilities.

	Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013 Increase (Decrease) due to Changes in			Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013 Increase (Decrease) due to Changes in
	Volume	Rates	Total Increase (Decrease)	Volume	Rates	Total Increase (Decrease)
	(Dollars in thousands)
Interest income
Short-term investments(1)	$48	$2	$50	$39	$(5)	$34
Securities available for sale and stock(2)	(40)	14	(26)	(181)	218	37
Loans	889	(126)	763	2,392	(737)	1,655
Total earning assets	897	(110)	787	2,250	(524)	1,726
Interest expense
Interest-bearing checking accounts	2	(1)	1	9	(3)	6
Money market and savings accounts	1	(6)	(5)	(9)	(94)	(103)
Certificates of deposit	262	(30)	232	424	(245)	179
Borrowings	(4)	11	7	41	86	127
Junior subordinated debentures	—	(72)	(72)	(1)	(40)	(41)
Total interest-bearing liabilities	261	(98)	163	464	(296)	168
Net interest income	$636	$(12)	$624	$1,786	$(228)	$1,558

(1)	Short-term investments consist of federal funds sold and interest bearing deposits that we maintain at financial institutions.

(2)	Stock consists of FHLB stock and FRBSF stock.
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
During the three and nine months ended September 30, 2014, we recorded a provision for loan and lease losses of $450 thousand and $1.5 million, respectively, as compared to $0 and $1.2 million recorded during the three and nine months ended

September 30, 2013, respectively. The provision for loan and lease losses increased $450 thousand for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013, primarily as a result of no provision recorded in the three months ended September 30, 2013 despite an increase in loan balances of $17.1 million and net charge-offs of $328 thousand. The quarterly analysis performed when determining the adequacy of the ALLL results in a range of acceptable ALLL values. Based on our analysis, no provision for loan and lease losses was needed during the three months ended September 30, 2013 in order to maintain the ALLL within this range. Taking into account net recoveries of $140 thousand during the three months ended September 30, 2014 and net loan growth of $13.4 million during the same period, our analysis supported a provision of $450 thousand during the three months ended September 30, 2014 in order to maintain the ALLL on the higher end of the determined range.
The provision for loan and lease losses increased $350 thousand, or 30.4%, for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013, primarily as a result of net recoveries of $312 thousand for the nine months ended September 30, 2014, along with increased loan balances of $43.3 million in the nine months ended September 30, 2014, partially offset by net recoveries of $312 thousand for the nine months ended September 30, 2014, compared to net charge-offs of $1.2 million during the nine months ended September 30, 2013 and an increase in loan balances of $15.7 million for the same period.
See "—Financial Condition—Nonperforming Assets and the Allowance for Loan and Lease Losses" below in this Item 2 for additional information regarding the ALLL.
Noninterest Income
The following table identifies the components of and the percentage changes in noninterest income during the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,			Nine Months Ended September 30,
	Amount	Amount	Percentage Change	Amount	Amount	Percentage Change
	2014	2013	2014 vs. 2013	2014	2013	2014 vs. 2013
				(Dollars in thousands)
Service fees on deposits and other banking services	207	206	0.5%	633	598	5.9%
Net gains on sale of securities available for sale	—	21	(100.0)%	—	44	(100.0)%
Net gain on sale of small business administration loans	257	—	100.0%	1,416	—	100.0%
Net (loss) gain on sale of other real estate owned	(317)	13	(2,538.5)%	(317)	4	(8,025.0)%
Income from other real estate owned	231	—	100.0%	571	—	100.0%
Other noninterest income	390	262	48.9%	968	(25)	(3,972.0)%
Total noninterest income	$768	$502	53.0%	$3,271	$621	426.7%
Three Months Ended September 30, 2014 and 2013
Noninterest income increased by $266 thousand for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013 primarily as a result of:

•	A $257 thousand increase in net gain on sale of SBA loans;

•	A $231 thousand increase in income from OREO; and

•	A net loss of $317 thousand on the sale of OREO for the three months ended September 30, 2014 as compared to a net gain of $13 thousand for the three months ended September 30, 2013.
Nine Months Ended September 30, 2014 and 2013
Noninterest income increased $2.7 million, or 426.7%, for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013, primarily as a result of:

•	An increase of $1.4 million in net gain on sale of SBA loans;

•	An increase of $571 thousand in income from OREO; and

•
No sales of loans in the current period as compared to a net loss on the sale of non-SBA loans included in other noninterest income of $485 thousand for the nine months ended September 30, 2013; partially offset by

•	A net loss of $317 thousand on the sale of OREO for the nine months ended September 30, 2014 as compared to a net gain of $4 thousand for the nine months ended September 30, 2013.

Noninterest Expense
The following table sets forth the principal components and the amounts of, and the percentage changes in, noninterest expense during the three and nine months ended September 30, 2014 and 2013.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	2014 vs. 2013	2014	2013	2014 vs. 2013
	Amount	Amount	Percent Change	Amount	Amount	Percent Change
				(Dollars in thousands)
Salaries and employee benefits	$5,545	$4,791	15.7%	$16,568	$14,308	15.8%
Occupancy	643	566	13.6%	1,841	1,649	11.6%
Equipment and depreciation	400	415	(3.6)%	1,133	1,237	(8.4)%
Data processing	220	192	14.6%	671	594	13.0%
FDIC expense	336	391	(14.1)%	989	1,483	(33.3)%
Other real estate owned expense	554	388	42.8%	1,952	3,627	(46.2)%
Professional fees	437	430	1.6%	1,501	2,644	(43.2)%
Provision for (recovery of) contingencies	2	(23)	(108.7)%	176	(562)	(131.3)%
Business development	138	285	(51.6)%	476	560	(15.0)%
Loan related expense	79	—	100.0%	295	244	20.9%
Insurance	120	145	(17.2)%	398	439	(9.3)%
Other operating expenses (1)	469	705	(33.5)%	1,366	2,011	(32.1)%
Total noninterest expense	$8,943	$8,285	7.9%	$27,366	$28,234	(3.1)%

(1)	Other operating expenses primarily consist of telephone, investor relations, promotional, regulatory expenses, and correspondent bank fees.
Three Months Ended September 30, 2014 and 2013
Noninterest expense increased $658 thousand, or 7.9%, for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013, as a result of:

•	An increase of $754 thousand in salaries and employee benefits related to the hiring of key employees during 2013 and 2014 and increases in employee benefits; and

•	An increase of $166 thousand in carrying costs and other expenses incurred in connection with OREO as a result of higher expenses during the three months ended September 30, 2014; partially offset by

•	A decrease of $147 thousand in business development expenses primarily attributable to decreased spending on print marketing costs.
Nine Months Ended September 30, 2014 and 2013
Noninterest expense decreased $0.9 million, or 3.1%, for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013, primarily as a result of:

•	A decrease of $1.7 million in OREO expenses attributable to the reduction in OREO properties during the previous 12-month period;

•
A decrease of $1.1 million in professional fees related to decreased legal expenses due to the resolution of certain lawsuits and other disputes and a decline in legal costs related to nonperforming loans;

•	A decrease of $645 thousand in other operating expenses primarily as a result of a decrease in fees paid to directors for their service on our board of directors; and

•	A decrease of $494 thousand in our FDIC expense as a result of lower insurance required based upon improvement in the Bank's financial condition; partially offset by

•	An increase of $2.3 million in salaries and employee benefits related to the hiring of key employees during 2013 and 2014 and increases in employee benefits; and

•
An increase of $738 thousand in our provision for contingencies as a result of settlements of legal disputes during the nine months ended September 30, 2014 as compared to recoveries during the same period of 2013.

Provision for (Benefit from ) Income Tax
Three Months Ended September 30, 2014 and 2013
For the three months ended September 30, 2014 and 2013, we recorded no income tax provision. There was no income tax provision during the three months ended September 30, 2014 and 2013 as a result of net operating losses incurred during each quarter.
Nine Months Ended September 30, 2014 and 2013
For the nine months ended September 30, 2014, we recorded no income tax provision and we recorded an income tax benefit of $1.5 million for the nine months ended September 30, 2013. The tax benefit during the nine months ended September 30, 2013 was primarily related to the release of the remainder of a valuation allowance, which we had established against our deferred tax asset by means of non-cash charges to the provision for income taxes prior to 2013. During the year ended December 31, 2013, we generated net operating losses (“NOLs”) which may be utilized against taxable income. The 2013 NOLs were subject to a valuation allowance. As a result of taxable income generated and the utilization of the NOLs subject to a valuation allowance during the nine months ended September 30, 2014, we had no income tax provision.
Financial Condition
Assets
Our total assets increased by $74 million to $1.1 billion at September 30, 2014 from $997 million at December 31, 2013. The following table sets forth the composition of our interest earning assets at:

	September 30, 2014	December 31, 2013
	(Dollars in thousands)
Interest-bearing deposits with financial institutions (1)	$154,695	$93,451
Interest-bearing time deposits with financial institutions	3,420	2,423
Federal Reserve Bank of San Francisco and Federal Home Loan Bank Stock, at cost	8,058	8,531
Securities available for sale, at fair value	60,409	65,989
Loans (net of allowances of $13,170 and $11,358, respectively)	806,540	765,426

(1)	Includes interest-earning balances maintained at the FRBSF.
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
The following is a summary of the major components of securities available for sale and a comparison of the amortized cost, estimated fair values and the gross unrealized gains and losses attributable to those securities, as of September 30, 2014 and December 31, 2013:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Securities available for sale at September 30, 2014:
Mortgage backed securities issued by U.S. Agencies	$54,797	$14	$(1,667)	$53,144
Collateralized mortgage obligations issued by non agencies	838	—	(9)	829
Asset backed security	2,089	—	(373)	1,716
Mutual funds	4,750	26	(56)	4,720
Total securities available for sale	$62,474	$40	$(2,105)	$60,409
Securities available for sale at December 31, 2013:
U.S. Treasury securities	$700	$—	$—	$700
Mortgage backed securities issued by U.S. Agencies	60,514	13	(2,719)	57,808
Collateralized mortgage obligations issued by non agencies	1,572	—	(48)	1,524
Asset backed security	2,218	—	(906)	1,312
Mutual funds	4,645	—	—	4,645
Total securities available for sale	$69,649	$13	$(3,673)	$65,989
The amortized cost of securities available for sale at September 30, 2014 is shown in the table below by contractual maturities taking into consideration historical prepayments based on the prior twelve months of principal payments. Expected maturities will differ from contractual maturities and historical prepayments, particularly with respect to collateralized mortgage obligations, primarily because prepayment rates are affected by changes in conditions in the interest rate market and, therefore, future prepayment rates may differ from historical prepayment rates.

	September 30, 2014 Maturing in
	One year or less		Over one year through five years		Over five years through ten years		Over ten years		Total
(Dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Securities available for sale:
Mortgage-backed securities issued by U.S. Agencies	$7,803	1.49%	$23,828	1.51%	$17,148	1.56%	$6,018	1.60%	$54,797	1.53%
Non-agency collateralized mortgage obligations	—	—	838	2.91%	—	—	—	—	838	2.91%
Asset backed securities	—	—	—	—	—	—	2,089	2.31%	2,089	2.31%
Mutual funds	—	—	4,750	1.96%	—	—	—	—	4,750	1.96%
Total Securities Available for sale	$7,803	1.49%	$29,416	1.62%	$17,148	1.56%	$8,107	1.78%	$62,474	1.61%

Loans
The following table sets forth the composition, by loan category, of our loan portfolio at September 30, 2014 and December 31, 2013:

	September 30, 2014		December 31, 2013
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial loans	$264,898	32.3%	$226,450	29.2%
Commercial real estate loans – owner occupied	197,145	24.0%	174,221	22.4%
Commercial real estate loans – all other	178,297	21.8%	177,884	22.9%
Residential mortgage loans – multi-family	93,579	11.4%	96,565	12.4%
Residential mortgage loans – single family	67,463	8.2%	75,660	9.7%
Land development loans	12,555	1.5%	18,458	2.4%
Consumer loans	6,156	0.8%	7,599	1.0%
Gross loans	820,093	100.0%	776,837	100.0%
Deferred fee costs (income), net	(383)		(53)
Allowance for loan and lease losses	(13,170)		(11,358)
Loans, net	$806,540		$765,426
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
The following table sets forth the maturity distribution of our loan portfolio (excluding single and multi-family residential mortgage loans and consumer loans) at September 30, 2014:

	September 30, 2014
	One Year or Less	Over One Year Through Five Years	Over Five Years	Total
	(Dollars in thousands)
Real estate loans(1)
Floating rate	$38,319	$41,467	$129,682	$209,468
Fixed rate	25,307	78,050	75,172	178,529
Commercial loans
Floating rate	35,788	34,051	10,357	80,196
Fixed rate	130,593	50,144	3,965	184,702
Total	$230,007	$203,712	$219,176	$652,895

(1)	Does not include mortgage loans on single or multi-family residences or consumer loans, which totaled $161.0 million and $6.2 million, respectively, at September 30, 2014.
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
The following table sets forth information regarding our nonperforming assets, as well as information regarding restructured loans, at September 30, 2014 and December 31, 2013:

	At September 30, 2014	At December 31, 2013
	(Dollars in thousands)
Nonaccrual loans:
Commercial loans	$15,003	$5,371
Commercial real estate	4,781	3,890
Residential real estate	2,785	1,874
Land development	2,125	391
Total nonaccrual loans	$24,694	$11,526
Loans past due 90 days and still accruing interest:
Total loans past due 90 days and still accruing interest	$—	$—
Other real estate owned (OREO):
Commercial real estate	$1,869	$9,569
Residential real estate	962	2,092
Construction and land development	630	630
Total other real estate owned	$3,461	$12,291
Other nonperforming assets:
Asset backed security	—	1,312
Total other nonperforming assets	$—	$1,312
Total nonperforming assets	$28,155	$25,129
Restructured loans:
Accruing loans	$11,204	$12,634
Nonaccruing loans (included in nonaccrual loans above)	7,253	5,936
Total restructured loans	$18,457	$18,570
As the above table indicates, total nonperforming assets increased by approximately $3.0 million, or 12.0%, to $28.2 million as of September 30, 2014 from $25.1 million as of December 31, 2013, primarily attributable to a $12.3 million loan relationship moved to non-accrual status and a $4.9 million commercial real estate property transferred to OREO, partially offset by $12.0 million of OREO sales from commercial real estate and residential real estate and returning a $1.3 million asset backed security to accrual status from nonaccrual status.
Information Regarding Impaired Loans. At September 30, 2014, loans deemed impaired totaled $35.9 million as compared to $24.2 million at December 31, 2013. We had an average investment in impaired loans of $25.8 million for the nine months ended September 30, 2014 as compared to $25.9 million for the year ended December 31, 2013. The interest that would have been earned during the nine months ended September 30, 2014 had the nonaccruing impaired loans remained current in accordance with their original terms was approximately $351 thousand.
The following table sets forth the amount of impaired loans to which a portion of the ALLL has been specifically allocated, and the aggregate amount so allocated, in accordance with Accounting Standards Codification (“ASC”) 310-10, and the amount of the ALLL and the amount of impaired loans for which no such allocations were made, in each case at September 30, 2014 and December 31, 2013:

	September 30, 2014			December 31, 2013
	Loans	Reserves for Loan Losses	% of Reserves to Loans	Loans	Reserves for Loan Losses	% of Reserves to Loans
	(Dollars in thousands)
Impaired loans with specific reserves	$2,985	$2,040	68.3%	$—	$—	—%
Impaired loans without specific reserves	32,913	—	—	24,160	—	—
Total impaired loans	$35,898	$2,040	5.7%	$24,160	$—	—%

The $11.7 million increase in impaired loans to $35.9 million at September 30, 2014 from $24.2 million at December 31, 2013 was primarily attributable to a $12.3 million loan relationship moved to non-accrual status, which is comprised of a commercial loan, commercial real estate loan and land. Accruing restructured loans were comprised of a number of loans performing in accordance with modified terms, which included lowering of interest rates, deferral of payments, or modifications to payment terms. Based on an internal analysis, using the current estimated fair values of the collateral or the discounted present values of the future estimated cash flows of the impaired loans, we concluded that, at September 30, 2014, $2.0 million of specific reserves were required on four impaired loans and that all remaining impaired loans were well secured and adequately collateralized with no specific reserves required.
Allowance for Loan and Lease Losses. The ALLL totaled $13.2 million, representing 1.61% of loans outstanding, at September 30, 2014, as compared to $11.4 million, or 1.46% of loans outstanding, at December 31, 2013.
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
Set forth below is information regarding loan balances and the related ALLL, by portfolio type, for the nine months ended September 30, 2014 and 2013 (excluding mortgage loans held for sale).

(Dollars in thousands)	Commercial	Real Estate	Land Development	Consumer and Single Family Mortgages	Total
ALLL for the nine months ended September 30, 2014:
Balance at beginning of year	$5,812	$4,517	$165	$864	$11,358
Charge offs	(303)	—	—	(102)	(405)
Recoveries	559	76	—	82	717
Provision	791	1,075	8	(374)	1,500
Balance at end of year	$6,859	$5,668	$173	$470	$13,170
Ratio of net charge-offs to average loans outstanding (annualized)					(0.05)%
ALLL for the nine months ended September 30, 2013:
Balance at beginning of year	$6,340	$3,487	$248	$806	$10,881
Charge offs	(3,161)	(308)	(5)	(2)	(3,476)
Recoveries	2,151	3	54	32	2,240
Provision	1,722	(505)	(35)	(32)	1,150
Balance at end of year	$7,052	$2,677	$262	$804	$10,795
Ratio of net charge-offs to average loans outstanding (annualized)					0.23%
The ALLL increased $1.8 million from December 31, 2013 to September 30, 2014 as a result of net loan growth of $43.3 million in the nine months ended September 30, 2014 and an increase in specific reserves of $2.0 million on our impaired loans. The increase in the provision for loan and lease losses from September 30, 2013 to September 30, 2014 was primarily a result of net recoveries of $312 thousand for the nine months ended September 30, 2014 compared to net charge-offs of $1.2 million during the nine months ended September 30, 2013.
We classify our loan portfolios using internal credit quality ratings. The credit quality table in Note 5, Loans and Allowance for Loan and Lease Losses above in Item 1, provides a summary of loans by portfolio type and our internal credit quality ratings as of September 30, 2014 and December 31, 2013. Loans totaled approximately $820.1 million at September 30, 2014, an increase of $43.3 million from $776.8 million at December 31, 2013. The disaggregation of the loan portfolio by risk rating in the credit quality table located in Note 5 reflects the following changes that occurred between December 31, 2013 and September 30, 2014:

•
Loans rated "Pass" totaled $766.8 million, an increase of $41.1 million from $725.7 million at December 31, 2013. The increase was primarily attributable to new loan growth in commercial loans of $30.8 million and commercial real estate loans – owner occupied of $24.9 million, partially offset by the downgrade to "Substandard" of $14.7 million in commercial loans.

•
Loans rated "Special Mention" totaled $7.7 million, an increase of $2.4 million from $5.2 million at December 31, 2013. The increase was primarily the result of $7.7 million downgraded from "Pass", which included a $6.6 million commercial real estate - all other loan relationship, partially offset by the upgrade to "Pass" of a $5.2 million residential mortgage loan – multi family relationship in current status.

•
Loans rated "Substandard" totaled $43.7 million, a decrease of $2.2 million from $45.9 million at December 31, 2013. This decrease was primarily the result of principal payments of $14.5 million, the foreclosure and transfer to OREO of a $1.8 million commercial loan and a $1.0 million commercial loan relationship downgraded to "Doubtful", partially offset by approximately $14.7 million in loans downgraded from "Pass" to "Substandard".

•
Loans rated "Doubtful" totaled $2.0 million, an increase of $1.9 million from $65 thousand at December 31, 2013. The increase is primarily attributable to a $916 million commercial loan relationship downgraded from "Substandard" and a $1.0 million loan relationship downgraded from "Pass".

We use a rolling twelve quarter loss migration analysis to determine the loss factors we will apply to each of the above-described loan classification categories. We previously used an eight quarter loss migration analysis through December 2013.  The economic cycle has improved based on delinquency balances due to the drop in impaired loan balances over the past few years.  Management decided an eight quarter loss migration cycle may overweight the benefits of an improving economic cycle and revisited the general reserve factors as part of its normal review of the ALLL, resulting in an increased look-back period. As a result, for purposes of determining applicable loss factors at September 30, 2014, our migration analysis covered the period from September 30, 2011 to September 30, 2014. That migration analysis resulted in modest increases to the loss factors of our September 30, 2014 ALLL analysis, which we believe was consistent with and reasonably reflects current economic conditions and the risks that were inherent in our loan portfolio at September 30, 2014.
The table below sets forth loan delinquencies, by quarter, from September 30, 2014 to September 30, 2013.

	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013
Loans Delinquent:	(Dollars in thousands)
90 days or more:
Commercial loans	$303	$1,647	$266	$2,192	$1,402
Commercial real estate	2,117	2,117	2,117	2,117	2,117
Residential mortgages	244	—	—	—	—
Land development loans	364	—	—	—	—
	3,028	3,764	2,383	4,309	3,519
30-89 days:
Commercial loans	1,079	4,251	1,416	—	4,977
Commercial real estate	—	485	—	—	—
Residential mortgages	43	264	137	748	—
Land development loans	—	368	—	—	—
Consumer loans	—	—	—	450	—
	1,122	5,368	1,553	1,198	4,977
Total Past Due(1):	$4,150	$9,132	$3,936	$5,507	$8,496

(1)	Past due balances include nonaccrual loans.
As the above table indicates, total past due loans decreased by $1.4 million, to $4.2 million at September 30, 2014 from $5.5 million at December 31, 2013. Loans past due 90 days or more decreased by $1.3 million, to $3.0 million at September 30, 2014, from $4.3 million at December 31, 2013 primarily attributable to the foreclosure and transfer to OREO of a $1.8 million nonaccrual loan.
Loans 30-89 days past due decreased by $76 thousand to $1.1 million at September 30, 2014 from $1.2 million at December 31, 2013.
Deposits
Average Balances of and Average Interest Rates Paid on Deposits
Set forth below are the average amounts of, and the average rates paid on, deposits for the nine months ended September 30, 2014 and year ended December 31, 2013:

	Nine Months Ended September 30, 2014		Year Ended December 31, 2013
	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)
Noninterest bearing demand deposits	$196,603	—	$188,696	—
Interest-bearing checking accounts	37,778	0.26%	33,447	0.28%
Money market and savings deposits	155,616	0.31%	155,352	0.36%
Time deposits(1)	439,473	0.96%	354,720	1.06%
Total deposits	$829,470	0.58%	$732,215	0.60%

(1)	Comprised of time certificates of deposit in denominations of less than and more than $100,000.
Deposit Totals
Deposits totaled $882.4 million at September 30, 2014 as compared to $780.2 million at December 31, 2013. The following table provides information regarding the mix of our deposits at September 30, 2014 and December 31, 2013:

	At September 30, 2014		At December 31, 2013
	Amounts	% of Total Deposits	Amounts	% of Total Deposits
	(Dollars in thousands)
Core deposits
Noninterest bearing demand deposits	$206,915	23.5%	$203,942	26.1%
Savings and other interest-bearing transaction deposits	231,255	26.2%	197,614	25.3%
Time deposits	444,229	50.3%	378,669	48.5%
Total deposits	$882,399	100.0%	$780,225	100.0%
At September 30, 2014, noninterest-bearing deposits totaled $206.9 million, or 23.5% of total deposits, as compared to $203.9 million, or 26.1% of total deposits at December 31, 2013. Certificates of deposit in denominations of $100,000 or more, on which we pay higher rates of interest than on other deposits, aggregated $393.8 million, or 44.6%, of total deposits at September 30, 2014, as compared to $327.6 million, or 42.0%, of total deposits at December 31, 2013.
Set forth below is a maturity schedule of domestic time certificates of deposit outstanding at September 30, 2014 and December 31, 2013:

	September 30, 2014		December 31, 2013
Maturities	Certificates of Deposit Under $ 100,000	Certificates of Deposit $100,000 or more	Certificates of Deposit Under $100,000	Certificates of Deposit $100,000 or more
	(Dollars in thousands)
Three months or less	$10,798	$119,330	$19,581	$90,694
Over three and through six months	17,676	124,161	7,359	36,946
Over six and through twelve months	12,327	59,958	17,735	149,919
Over twelve months	9,664	90,315	6,354	50,081
Total	$50,465	$393,764	$51,029	$327,640

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
Our liquid assets, which included cash and due from banks, federal funds sold, interest earning deposits that we maintain with financial institutions and unpledged securities available for sale (excluding FRBSF and FHLB stock) totaled $212.7 million, which represented 20% of total assets, at September 30, 2014. We believe that our cash and cash equivalent resources, together with available borrowings under our credit facilities, will be sufficient to meet normal operating requirements for at least the next twelve months, including to enable us to meet any increase in deposit withdrawals that might occur in the foreseeable future.
Cash Flow Provided by Operating Activities. During the nine months ended September 30, 2014, operating activities provided net cash of $9.8 million, comprised primarily of $8.7 million provided by our discontinued operations and our net income of $70 thousand. During the nine months ended September 30, 2013, operating activities provided net cash of $29.0 million, comprised primarily of $44.1 million provided by our discontinued operations, partially offset by our net loss of $7.4 million and increases of $5.5 million, $4.0 million, and $2.0 million in other assets, other liabilities and income tax receivable, respectively.
Cash Flow (Used in) Provided by Investing Activities. During the nine months ended September 30, 2014, investing activities used net cash of $28.4 million, primarily attributable to $48.1 million used to fund an increase in loans, partially offset by $7.0 million and $473 thousand of cash from maturities of and principal payments on securities available for sale and FRBSF and FHLB stock, respectively, and $13.4 million of proceeds from sales of OREO. During the nine months ended September 30, 2013, investing activities provided net cash of $6.7 million, primarily comprised of $17.3 million of cash from maturities and principal payments on securities available for sale, $6.7 million from sales of securities available for sale, and $1.7 million from sale of OREO, partially offset by $18.6 million used to fund an increase in loans.
Cash Flow Provided By (Used in) Financing Activities. During the nine months ended September 30, 2014, financing activities provided net cash of $77.2 million, consisting primarily of a $99.2 million net increase in interest bearing deposits, which resulted primarily from a decision to increase the rates of interest we pay on our certificates of deposit in order to decrease our loan-to-deposit ratio and increase our liquidity, and an increase in noninterest bearing deposits of $3.0 million, partially offset by a $25.5 million decrease in borrowings. During the nine months ended September 30, 2013, financing activities used net cash of $113.1 million, consisting primarily of a $148.0 million net decrease in deposits as a result of a decision to decrease the rates paid on certificates of deposit in order to decrease our cost of funds, partially offset by a $20.0 million increase in borrowings and net proceeds of $14.7 million from a private placement of shares of our common stock in March 2013.
Ratio of Loans to Deposits. The relationship between gross loans and total deposits can provide a useful measure of a bank’s liquidity. Since repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loan-to-deposit ratio the less liquid are our assets. On the other hand, since we realize greater yields on loans than we do on investments, a lower loan-to-deposit ratio can adversely affect interest income and earnings. As a result, our goal is to achieve a loan-to-deposit ratio that appropriately balances the requirements of liquidity and the need to generate a fair return on our assets. At September 30, 2014 and December 31, 2013, the loan-to-deposit ratio was 93% and 100%, respectively.
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

The following table sets forth the capital and capital ratios of the Company (on a consolidated basis) and the Bank (on a stand-alone basis) at September 30, 2014, as compared to the respective regulatory requirements applicable to them.

			Applicable Federal Regulatory Requirement
			For Capital Adequacy Purposes		To be Categorized As Well Capital
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total Capital to Risk Weighted Assets:
Company	$140,706	17.1%	$65,787	At least 8.0	N/A	N/A
Bank	121,604	14.9%	65,215	At least 8.0	$81,519	At least 10.0
Tier 1 Capital to Risk Weighted Assets:
Company	$130,383	15.9%	$32,893	At least 4.0	N/A	N/A
Bank	111,369	13.7%	32,608	At least 4.0	$48,911	At least 6.0
Tier 1 Capital to Average Assets:
Company	$130,383	12.7%	$41,071	At least 4.0	N/A	N/A
Bank	111,369	11.0%	40,676	At least 4.0	$50,844	At least 5.0
At September 30, 2014 the Bank (on a stand-alone basis) continued to qualify as a well-capitalized institution, and the Company continued to exceed the minimum required capital ratios applicable to it, under the capital adequacy guidelines described above.
The consolidated total capital and Tier 1 capital of the Company at September 30, 2014 includes an aggregate of $17.0 million principal amount of the $17.5 million of junior subordinated debentures that we issued in 2002 and 2004. See “—Contractual Obligations—Junior Subordinated Debentures” below for additional information. We contributed the net proceeds from the sales of the junior subordinated debentures to the Bank over the nine year period ended September 30, 2014, thereby providing it with additional cash to fund the growth of its banking operations and, at the same time, to increase its total capital and Tier 1 capital.
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
The principal source of cash available to a bank holding company consists of cash dividends from its bank subsidiaries. There are currently several restrictions on the Bank’s ability to pay us cash dividends in addition to the FRBSF Agreement discussed above. Government regulations, including the laws of the State of California, as they pertain to the payment of cash dividends by California state chartered banks, also limit the amount of funds that the Bank is permitted to dividend to us. Further, Section 23(a) of the Federal Reserve Act limits the amounts that a bank may loan to its bank holding company to an aggregate of no more than 10% of the bank subsidiary’s capital surplus and retained earnings and requires that such loans be secured by specified assets of the bank holding company. See Note 15, Shareholders’ Equity in the notes to our consolidated financial statements in Part II of our 2013 Form 10-K for more detail regarding the restrictions on dividends and inter-company transactions. While restrictions on the payment of dividends from the Bank to us exist, there are no restrictions on the dividends that may be paid to us by PM Asset Resolution, Inc. (“PMAR”), a wholly owned subsidiary we organized during the first quarter of 2013 for the purpose of purchasing certain non-performing loans and other real estate from the Bank and thereafter collecting or disposing of those assets. PMAR has approximately $15.5 million in assets which are in the process of being liquidated and could provide us with additional cash if required. In addition, we currently have sufficient cash on hand to meet our cash obligations. As a result, we do not expect that these restrictions will impact our ability to meet our cash obligations.

Off Balance Sheet Arrangements
Loan Commitments and Standby Letters of Credit. To meet the financing needs of our customers in the normal course of business, we are a party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit and standby letters of credit. At September 30, 2014 and December 31, 2013, we were committed to fund certain loans including letters of credit amounting to approximately $142 million and $138 million, respectively.
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
Contractual Obligations
Borrowings. As of September 30, 2014, we had $34.5 million of outstanding short-term borrowings and $10.0 million of outstanding long-term borrowings that we had obtained from the FHLB. The table below sets forth the amounts of, the interest rates we pay on and the maturity dates of these FHLB borrowings. These borrowings had a weighted-average annualized interest rate of 0.70% for the year ended September 30, 2014.

Principal Amounts	Interest Rate	Maturity Dates	Principal Amounts	Interest Rate	Maturity Dates
(Dollars in thousands)
$5,000	0.35%	October 9, 2014	$5,000	0.61%	September 18, 2015
4,500	0.78%	March 26, 2015	5,000	0.57%	September 30, 2015
5,000	0.76%	March 30, 2015	5,000	1.08%	September 19, 2016
10,000	0.61%	August 31, 2015	5,000	0.96%	September 30, 2016
At September 30, 2014, $455.4 million of residential mortgage and other real estate secured loans were pledged to secure these FHLB borrowings.
The highest amount of borrowings outstanding at any month-end during the nine months ended September 30, 2014 was $70 million, which consisted of borrowings from the FHLB. By comparison, the highest amount of borrowings outstanding at any month end in 2013 consisted of $85 million of borrowings from the FHLB.
Junior Subordinated Debentures. Pursuant to rulings of the Federal Reserve Board, bank holding companies were permitted to issue long term subordinated debt instruments that, subject to certain conditions, would qualify as and, therefore, augment capital for regulatory purposes. At September 30, 2014, we had outstanding approximately $17.5 million principal amount of 30-year junior subordinated floating rate debentures (the “Debentures”), of which $17.0 million qualified as Tier 1 capital for regulatory purposes as of September 30, 2014.
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
As previously reported, since July 2009 we have been required to obtain the prior approval of the FRBSF to make interest payments on the Debentures. During the nine months ended September 30, 2014 and 2013, we were unable to obtain regulatory approvals to pay, and it became necessary for us to defer, quarterly interest payments on the Debentures. We have made application to the FRBSF to resume interest payments on the Debentures and we expect a decision in the fourth quarter of fiscal 2014. Until such approval can be obtained it will be necessary for us to continue deferring interest payments on the Debentures. Since we have the right, under the terms of the Debentures, to defer interest payments for up to twenty (20) consecutive quarters, the deferrals of interest payments to date have not constituted, and any future deferrals of interest payments through January 2015 will not constitute, a default under or with respect to the Debentures. However, if by that date we have not been able to obtain regulatory approval to pay all of the deferred interest payments, we would then be in default under the Debentures, in which case the entire $17.5 million principal amount of, and accrued but unpaid interest on, the Debentures could be declared immediately due and payable. For additional information regarding the restrictions on the payment by us of interest on the Debentures, as well as other regulatory restrictions that apply to us and the Bank under a regulatory agreement entered into with the FRBSF, see “Capital Resources” above in this section of this Report and “Supervision and Regulation” in Item 1 and “Risk Factors” in Item 1A in Part I of our 2013 Form 10-K.

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

There have been no significant changes during the nine months ended September 30, 2014 to the items that we disclosed as our critical accounting policies and estimates in Critical Accounting Policies within Management's Discussion and Analysis of Financial Condition and Results of Operations included in our 2013 Form 10-K.

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
As required by SEC rules, an evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness, as of September 30, 2014, of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2014, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 7, 2014.

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

3.8
Pacific Mercantile Bancorp Bylaws, Amended and Restated as of January 22, 2014. (Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K (No. 000-30777) dated January 22, 2014.)

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