Form 10-K
period 2014-12-31
PACIFIC MERCANTILE BANCORP
filed 2015-03-13
CIK 1109546

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Securities Exchange Act Rule 12b-2). Yes  ☐    No  ☒
The aggregate market value of voting shares held by non-affiliates of registrant as of the last business day of the registrant's most recently completed second fiscal quarter, which was determined on the basis of the closing price of registrant’s shares of common stock on June 30, 2014, was approximately $82,323,594.
As of March 11, 2015, there were 19,759,120 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Except as otherwise stated therein, Part III of the Form 10-K is incorporated by reference from the Registrant’s Definitive Proxy Statement which is expected to be filed with the Commission on or before April 30, 2015 for its 2015 Annual Meeting of Shareholders.

PACIFIC MERCANTILE BANCORP
ANNUAL REPORT ON FORM 10K
FOR THE YEAR ENDED DECEMBER 31, 2014

i

FORWARD LOOKING STATEMENTS
Statements contained in this Annual Report on Form 10-K (this “Report”) that are not historical facts or that discuss our expectations, beliefs or views regarding our future operations or future financial performance, or financial or other trends in our business or in the markets in which we operate, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. Often, they include words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “project,” “forecast,” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could,” or “may.” The information contained in such forward-looking statements is based on current information available to us and on assumptions that we make about future economic and market conditions and other events over which we do not have control. In addition, our business and the markets in which we operate are subject to a number of risks and uncertainties. Such risks and uncertainties, and the occurrence of events in the future or changes in circumstances that had not been anticipated, could cause our financial condition or actual operating results in the future to differ materially from our expected financial condition or operating results that are set forth in the forward-looking statements contained in this Report and could, therefore, also affect the price performance of our shares.
In addition to the risk of incurring loan losses, which is an inherent risk of the banking business, these risks and uncertainties include, but are not limited to, the following: the risk that the economic recovery in the United States, which is improving but still relatively fragile, will be adversely affected by domestic or international economic conditions, which could cause us to incur additional loan losses and adversely affect our results of operations in the future; the risk that our results of operations in the future will continue to be adversely affected by our exit from the wholesale and residential mortgage lending businesses and the risk that our commercial banking business will not generate the additional revenues needed to fully offset the decline in our mortgage banking revenues within the next two to three years; the risk that our interest margins and, therefore, our net interest income will be adversely affected by changes in prevailing interest rates; the risk that we will not succeed in further reducing our remaining nonperforming assets, in which event we would face the prospect of further loan charge-offs and write-downs of assets; the risk that we will not be able to manage our interest rate risks effectively, in which event our operating results could be harmed; the prospect that government regulation of banking and other financial services organizations will increase, causing our costs of doing business to increase and restricting our ability to take advantage of business and growth opportunities; the risk that our efforts to develop a robust commercial banking platform and a productive small business administration (“SBA”) lending group may not succeed; and the risk that we may be unable to realize our expected level of increasing deposit inflows. See Item 1A “Risk Factors” in this Report for additional information regarding these and other risks and uncertainties to which our business is subject.
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

PART I

ITEM 1.     BUSINESS
Background
Pacific Mercantile Bancorp is a California corporation that owns 100% of the stock of Pacific Mercantile Bank, a California state chartered commercial bank (which, for convenience, will sometimes be referred to in this report as the “Bank”). The capital stock of the Bank is our principal asset and substantially all of our business operations are conducted and substantially all of our assets are owned by the Bank which, as a result, accounts for substantially all of our revenues, expenses and income. As the owner of a commercial bank, Pacific Mercantile Bancorp is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (the “Bank Holding Company Act”), and, as such, our operations are regulated by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board” or the “FRB”) and the Federal Reserve Bank of San Francisco (“FRBSF”) under delegated authority from the FRB. See “Supervision and Regulation” below in this Item 1 of this Report. For ease of reference, we will sometimes use the terms “Company,” “we,” “our,” or “us” in this Report to refer to Pacific Mercantile Bancorp on a consolidated basis and “PM Bancorp” or “Bancorp” to refer to Pacific Mercantile Bancorp on a “stand-alone” or unconsolidated basis.
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
We originate loans through the Small Business Administration (“SBA”) 504 and 7(a) Programs and in the future we intend from time to time to sell the guaranteed portion of the 7(a) loans in the secondary market. In early 2014, we launched an Asset Based Lending (“ABL”) Group that originates loans primarily secured by general corporate assets with a borrowing formula primarily based on accounts receivable and inventory.
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
Our Business Strategy
We plan to expand our business by adhering to a business plan that is focused on building and growing a banking organization offering our customers the best attributes of a community bank, which are personalized and responsive service, while also offering the more sophisticated services of the big banks.

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
Our Commercial Banking Operations
We seek to meet the banking needs of small and mid-size businesses and professional firms by providing our customers with:

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

Deposit Products
Deposits are a bank’s principal source of funds for making loans and acquiring other interest earning assets. Additionally, the interest expense that a bank must incur to attract and maintain deposits has a significant impact on its operating results. A bank’s interest expense, in turn, will be determined in large measure by the types of deposits that it offers to, and is able to attract from, its customers. Generally, banks seek to attract “core deposits” which consist of demand deposits that bear no interest and low cost interest-bearing checking, savings and money market deposits. By comparison, time deposits (also sometimes referred to as “certificates of deposit”), including those in denominations of $100,000 or more, usually bear much higher interest rates and are more interest-rate sensitive and volatile than core deposits. A bank that is not able to attract significant amounts of core deposits must rely on more expensive time deposits or alternative sources of cash, such as Federal Home Loan Bank borrowings, to fund interest-earning assets, which means that its costs of funds are likely to be higher and, as a result, its net interest margin is likely to be lower than a bank with a higher proportion of core deposits. See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS — Results of Operations-Net Interest Income” in Item 7 of this Report.
The following table sets forth information regarding the composition, by type of deposits, maintained by our customers during the year ended and as of December 31, 2014:

	Year-to-Date Average Balance December 31, 2014	Balance at December 31, 2014
	(Dollars in thousands)
Type of Deposit
Noninterest-bearing checking accounts	$206,295	$237,491
Interest-bearing checking accounts(1)	36,281	39,123
Money market and savings deposits(1)	170,047	278,973
Certificates of deposit(2)	431,789	360,722
Totals	$844,412	$916,309

(1)
Includes savings accounts and money market accounts. Excludes money market deposits maintained at the Bank by the Company with an annual average balance of $10.1 million for the year ended December 31, 2014 and a balance of $8.6 million at December 31, 2014.

(2)
Comprised of time certificates of deposit in varying denominations under and over $100,000. Excludes certificates of deposit maintained by the Company at the Bank with an average balance of $250,000 for the year ended December 31, 2014 and a balance at December 31, 2014 of $250,000.

Loan Products
We offer our customers a number of different loan products, including commercial loans and credit lines, accounts receivable and inventory financing, SBA guaranteed business loans, and owner-occupied commercial real estate loans. The following table sets forth the types and the amounts of our loans that were outstanding as of December 31, 2014:

	At December 31, 2014
	Amount	Percent of Total
	(Dollars in thousands)
Commercial loans	$301,746	36.0%
Commercial real estate loans – owner occupied	212,515	25.4%
Commercial real estate loans – all other	146,676	17.5%
Residential mortgage loans – multi-family(1)	95,276	11.4%
Residential mortgage loans – single family(1)	64,326	7.7%
Land development loans	7,745	0.9%
Consumer loans	9,687	1.2%
Gross loans	$837,971	100.0%

(1)	These loans originated prior to our exit from the mortgage business and are retained in our loan portfolio as a loan diversification strategy.

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
Business Banking Services
We offer an array of banking and financial services designed to support the needs of our business banking clients. Those services include:

•	Our online business banking portal allows our clients to conduct online transactions and access account information; features include the ability to:

◦	View account balances and activity, including statements

◦	Transfer funds between accounts

◦	Access wires, Automated Clearing House (ACH) and bill pay capabilities

◦	View check images

◦	Setup account alerts

◦	Prepare customizable reports and dashboards views

◦	Download activity into Intuit QuickBooks and Quicken

•	Collection services such as remote deposit capture services (PMB xPress Deposit), remittance payments (Lockbox), and incoming ACH & wire reporting and notification.

•
Payable services such as checks, wire transfer and ACH origination, business bill pay service, and business credit cards. We also provide courier and onsite vault services for those clients with cash needs.

•	Fraud prevention services such as Positive Pay, ACH Positive Pay, and transactional alerts.
Discontinuation of Our Mortgage Banking Business
On December 9, 2013, we determined that we would discontinue our mortgage banking business, which we had commenced during the second quarter of 2009. This determination followed our decision to discontinue originating mortgage loans through our wholesale mortgage channel and focus strictly on the direct to consumer channel, which occurred in August of 2012. The full impact of our exit from the wholesale mortgage loan channel, which resulted in a dramatic decrease in loan origination volume, was realized during the first half of 2013, and led to further evaluation of our mortgage banking business and our decision to exit the business entirely. We stopped accepting mortgage applications after December 20, 2013 and continued to process and fund all applications that were accepted on or before that date. We completed the wind down of the Bank's consumer mortgage operations in the third quarter of 2014.
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
Economic Conditions and Recent Legislation and Other Government Actions.
The recent economic recession, which is reported to have begun at the end of 2007, created wide ranging consequences and difficulties for the banking and financial services industry, in particular and the economy in general. The recession led to significant write-downs of the assets and an erosion of the capital of a large number of banks and other lending and financial institutions which, in turn, significantly and adversely affected the operating results of banking and other financial institutions and led to steep declines in their stock prices. In addition, bank regulatory agencies have been very aggressive in responding to concerns and trends identified in their bank examinations, which has resulted in the increased issuance of enforcement orders requiring banks to take actions to address credit quality, liquidity and risk management and capital adequacy, as well as other safety and soundness concerns. All of these conditions, moreover, led the U.S. Congress, the U.S. Treasury Department and the federal banking regulators, including the FDIC, to take broad actions, to address systemic risks and volatility in the U.S. banking system. A description of some of the regulatory and other actions taken, and their impact on the Company, are described below under “Supervision and Regulation” below.

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
Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank (“FHLB”) of San Francisco. Among other benefits, each FHLB serves as a reserve or central bank for its members within its assigned region and makes available loans or advances to its member banks. Each FHLB is financed primarily from the sale of consolidated obligations of the FHLB system. As an FHLB member, the Bank is required to own a certain amount of capital stock in the FHLB. At December 31, 2014, the Bank was in compliance with the FHLB’s stock ownership requirement. Historically, the FHLB has paid dividends on its capital stock to its members.
FRB Deposit Reserve Requirements. The Federal Reserve Board requires all federally-insured depository institutions to maintain noninterest bearing reserves at specified levels against their transaction accounts. At December 31, 2014, the Bank was in compliance with these requirements.
If, as a result of an examination of a federally regulated bank, its primary federal bank regulatory agency were to determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of a bank’s operations had become unsatisfactory or that the bank or its management was in violation of any law or regulation, that agency has the authority to take a number of different remedial actions as it deems appropriate under the circumstances. These actions include the power to enjoin “unsafe or unsound” banking practices; to require that affirmative action be taken to correct any conditions resulting from any violation or practice; to issue an administrative order that can be judicially enforced; to require the bank to increase its capital; to restrict the bank’s growth; to assess civil monetary penalties against the bank or its officers or directors; to remove officers and directors of the bank; and, if the federal agency concludes that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate a bank’s deposit insurance, which in the case of a California chartered bank would result in revocation of its charter and require it to cease its banking operations. Additionally, under California law the CDBO has many of the same remedial powers with respect to the Bank, because it is a California state chartered bank.
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
Restrictions on Transactions between the Bank and the Company and its other Affiliates. The Bank is subject to restrictions imposed by federal law on any extensions of credit to, or the issuance of a guarantee or letter of credit on behalf of, the Company or any of its other subsidiaries; the purchase of, or investments in, Company stock or other Company securities and the taking of such securities as collateral for loans; and the purchase of assets from the Company or any of its other subsidiaries. These restrictions prevent the Company and any of its subsidiaries from borrowing from the Bank unless the loans are secured by marketable obligations in designated amounts, and such secured loans and investments by the Bank in the Company or any of its subsidiaries are limited, individually, to 10% of the Bank’s capital and surplus (as defined by federal regulations) and, in the aggregate, for all loans made to and investments made in the Company and its other subsidiaries, to 20% of the Bank’s capital and surplus. California law also imposes restrictions with respect to transactions involving the Company and other persons deemed under that law to control the Bank. In 2014, the FDIC and the other banking agencies updated a 1998 interagency policy statement on tax sharing agreements between a bank holding company and subsidiary bank that file consolidated tax returns. Those entities must have a tax sharing agreement under which any refund received by the holding company must be allocated between the holding company and the bank in proportion to their respective income, losses and other tax characteristics as if they had filed on a stand-alone basis and, until the bank’s share is paid to it (which should be done promptly upon receipt), its share must be held in trust or as agent for the benefit of the bank, and not merely owed by the holding company as a debt to the bank.
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

These capital requirements were modified as of January 1, 2015 in connection with commencement of Basel III Capital Rules described below. Through 2014, we were required to maintain Tier 1 capital and “total capital” (the sum of Tier 1 and Tier 2 capital) equal to at least 4.0% and 8.0%, respectively, of our total risk-weighted assets (including various off-balance-sheet items, such as letters of credit). The Bank, like other depository institutions, was required to maintain similar capital levels under capital adequacy guidelines. In addition, for a depository institution to be considered “well capitalized” under the regulatory framework for prompt corrective action, its Tier 1 and total capital ratios must have been at least 6.0% and 10.0% on a risk-adjusted basis, respectively.
Bank holding companies and banks are also required to comply with minimum leverage ratio requirements. The leverage ratio is the ratio of a banking organization’s Tier 1 capital to its total adjusted quarterly average assets (as defined for regulatory purposes). Through 2014, the requirements necessitated a minimum leverage ratio of 3.0% for bank holding companies and banks that either have the highest supervisory rating or have implemented the appropriate federal regulatory authority’s risk-adjusted measure for market risk. All other bank holding companies and banks are required to maintain a minimum leverage ratio of 4.0%, unless a different minimum is specified by an appropriate regulatory authority. In addition, for a depository institution to be considered “well capitalized” under the regulatory framework for prompt corrective action, its leverage ratio must be at least 5.0%. As of December 31, 2014, the Company and the Bank meet all capital adequacy requirements under Basel I.
Basel III Capital Rules. As of January 1, 2015, the Basel III Capital Rules establishing a new comprehensive capital framework for U.S. banking organizations took effect. The rules implement the Basel Committee’s December 2010 framework known as “Basel III” for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act. The Basel III Capital Rules substantially revise the risk-based capital requirements applicable to bank holding companies and depository institutions, including the Company and the Bank, compared to the current U.S. risk-based capital rules. The Basel III Capital Rules define the components of capital and address other issues affecting the numerator in banking institutions’ regulatory capital ratios. The Basel III Capital Rules also address risk weights and other issues affecting the denominator in banking institutions’ regulatory capital ratios and replace the existing risk-weighting approach, which was derived from the Basel I capital accords of the Basel Committee, with a more risk-sensitive approach based, in part, on the standardized approach in the Basel Committee’s 2004 “Basel II” capital accords. The Basel III Capital Rules also implement the requirements of Section 939A of the Dodd-Frank Act to remove references to credit ratings from the federal banking agencies’ rules. The Basel III Capital Rules are effective for the Company and the Bank on January 1, 2015 (subject to a phase-in period).
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
When fully phased in on January 1, 2019, the Basel III Capital Rules will require the Company and the Bank to maintain (i) a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% CET1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7% upon full implementation), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation), (iii) a minimum ratio of Total capital (that is, Tier 1 plus Tier 2) to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation), and (iv) a minimum leverage ratio of 4%, calculated as the ratio of Tier 1 capital to average assets (as compared to a current minimum leverage ratio of 3% for banking organizations that either have the highest supervisory rating or have implemented the appropriate federal regulatory authority’s risk-adjusted measure for market risk).
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
Under the Basel III Capital Rules, the initial minimum capital ratios as of January 1, 2015 are as follows:

•	6.0% Tier 1 capital to risk-weighted assets.

•	8.0% Total capital to risk-weighted assets.

•	4.0% Tier 1 capital to average assets.
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
Management believes that, as of December 31, 2014, the Company and the Bank would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis as if such requirements were currently in effect.
Liquidity Requirements
Historically, the regulation and monitoring of bank and bank holding company liquidity has been addressed as a supervisory matter, without required formulaic measures. In September 2013, the federal banking agencies adopted rules to impose quantitative liquidity requirements consistent with the liquidity coverage ratio standard established by the Basel Committee. These rules would apply to larger (over $250 billion in assets, with less stringent requirements for institutions over $50 billion in assets) and internationally active institutions but, as adopted, do not apply to the Company or the Bank.
Prompt Corrective Action
The Federal Deposit Insurance Act, as amended (“FDIA”), requires among other things, the federal banking agencies to take “prompt corrective action” in respect of depository institutions that do not meet minimum capital requirements. The FDIA includes the following five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” A depository institution’s capital tier will depend upon how its capital levels compare with various relevant capital measures and certain other factors, as established by regulation. The relevant capital measures are the total capital ratio, the Tier 1 capital ratio and the leverage ratio. The Basel III rules affect the capital requirements for prompt corrective action purposes also.
As of January 1, 2015, a bank will be (i) “well capitalized” if the institution has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a CET1 ratio of 6.5% or greater and a leverage ratio of 5.0% or greater, and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure; (ii) “adequately capitalized” if the institution has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 4.0% or greater, a CET1 ratio of 4.5% or greater and a leverage ratio of 4.0% or greater and is not “well capitalized”; (iii) “undercapitalized” if the institution has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a CET1 ratio of less than 4.5% or a leverage ratio of less than 4.0%; (iv) “significantly undercapitalized” if the institution has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 3.0%, a CET1 ratio of less than 3.0% or a leverage ratio of less than 3.0%; and (v) “critically undercapitalized” if the institution’s tangible equity is equal to or less than 2.0% of average quarterly tangible assets. An institution may be downgraded to, or deemed to be in, a capital category that is lower than indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. A bank’s capital category is determined solely for the purpose of applying prompt corrective action regulations, and the capital category may not constitute an accurate representation of the bank’s overall financial condition or prospects for other purposes.
Phase-in of the capital conservation buffer over four years will increase these minimum capital levels (other than the leverage ratio) by 0.625% per year beginning January 1, 2016.

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
The following table sets forth, as of December 31, 2014, the regulatory capital ratios of the Company (on a consolidated basis) and the Bank (on a stand-alone basis) and compares those capital ratios to the federally established capital requirements that must be met for a bank holding company or a bank to be deemed “adequately capitalized” or “well capitalized” under the prompt corrective action regulations that are described above:

At December 31, 2014	Actual	To Be Classified for Regulatory Purposes As
		Adequately Capitalized	Well Capitalized
Total Capital to Risk Weighted Assets
Company	17.0%	At least 8.0	N/A
Bank	14.8%	At least 8.0	At least 10.0
Tier I Capital to Risk Weighted Assets
Company	15.7%	At least 4.0	N/A
Bank	13.5%	At least 4.0	At least 6.0
Tier I Capital to Average Assets
Company	12.2%	At least 4.0	N/A
Bank	10.5%	At least 4.0	At least 5.0
As the above table indicates, at December 31, 2014 the Bank (on a stand-alone basis) continued to qualify as a well-capitalized institution, and the Company (on a consolidated basis) continued to exceed the capital ratios applicable to bank holding companies, under federally mandated capital standards and federally established prompt corrective action regulations. The table above does not reflect the new Basel III capital requirements effective January 1, 2015.
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

Additionally, all FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation (“FICO”), an agency of the Federal government established to recapitalize the predecessor to the DIF. The FICO assessment rates, which are determined quarterly, averaged 0.0062% of insured deposits in fiscal 2014. These assessments will continue until the FICO bonds mature in 2017 through 2019.
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
On November 25, 2014, the Federal Reserve Board terminated the FRBSF Agreement after the FRBSF concluded that the Bank and the Company had substantially complied with its terms.
The FRBSF Agreement and CDBO Order contained substantially similar provisions. Generally, they required the Boards of Directors of the Company and the Bank to prepare and submit written plans to the FRBSF and the DFI that address a number of matters, including improving the Bank's position with respect to problem assets, maintaining adequate reserves for loan and lease losses in accordance with applicable supervisory guidelines, and improving the capital position of the Bank and, in the case of the FRBSF Agreement, the capital position of the Company. The Bank was also prohibited from paying dividends to the Company without the prior approval of the DFI, and the Company was not permitted to declare or pay cash dividends, repurchase any of its shares, make interest or principal payments on its Junior Subordinated Debentures or incur or guarantee any debt without the prior approval of the FRBSF.

Employees
As of December 31, 2014, we employed 162 persons on a full-time equivalent basis and 6 persons on a part-time basis for a total of 168 persons. None of our employees are covered by a collective bargaining agreement. We believe relations with our employees are good.
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

ITEM 1A.     RISK FACTORS
Our business is subject to a number of risks and uncertainties, including those described below, that could cause our financial condition or operating results in the future to differ significantly from our expected financial condition or operating results that are set forth in the forward looking statements contained in this Report. The risks discussed below are not the only ones facing our business but do represent those risks that we believe are material to us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also harm our business.
Our business may be adversely affected by conditions in the financial markets and economic conditions generally.
Our business, earnings and profitability are affected by the financial markets and economic conditions in the United States generally and, more specifically, in Southern California where a substantial portion of our business is generated, including factors such as the level and volatility of short-term and long-term interest rates, inflation, home prices, unemployment and under-employment levels, bankruptcies, household income, consumer spending, fluctuations in both debt and equity capital markets, liquidity of the global financial markets, the availability and cost of capital and credit, investor sentiment and confidence in the financial markets and the sustainability of economic growth both in the United States and globally. The deterioration of any of these conditions could adversely affect the financial performance and/or condition of our borrowers, the demand for credit and other banking products, the ability of borrowers to pay interest on and repay principal on outstanding loans and the value of collateral securing those loans, which could lead to decreased loan utilization rates, increased delinquencies and defaults and changes to our customers’ ability to meet certain credit obligations. If any of these events occur, we could experience one or more of the following adverse effects on our business:

•	a decline in the demand for loans, which would cause a decline in interest income and our net interest margin;

•	a decline in the value of our loans or other assets secured by residential or commercial real estate;

•	a decrease in deposit balances due to overall reductions in the accounts of customers, which would adversely impact our liquidity position;

•	an impairment of our investment securities and OREO; and

•
an increase in the volume of loans that become delinquent or the number of borrowers that file for protection under bankruptcy laws or default on their home loans or commercial loan obligations to us, either of which could result in a higher level of non-performing assets and cause us to increase our ALLL, thereby reducing our earnings.

In addition, because the substantial majority of our customers and the assets securing a large proportion of our loans are located in Southern California, any regional or local economic downturn that affects Southern California, including the financial condition of our existing or prospective borrowers or property values in Southern California, may affect us and our profitability more significantly and more adversely than our competitors whose operations are less geographically focused.
We could incur losses on the loans we make.
Loan defaults and the incurrence of losses on the loans we make are an inherent risk of the banking business. That risk previously had been exacerbated by the significant slowdown in the housing markets and significant increases in real estate loan foreclosures in Los Angeles, Orange, Riverside and San Diego counties of California where most of our customers are based. This slowdown was attributable to declining real estate prices, excess inventories of unsold homes, high vacancy rates at commercial properties and increases in unemployment and a resulting loss of confidence about the future among businesses and consumers that had combined to adversely affect business and consumer spending. These conditions led to increases in our non-performing assets in prior periods, which required us to record loan charge-offs and write-downs in the carrying values of real properties that we acquired by or in lieu of foreclosure and caused us to incur losses in those periods. While we have begun to see a recovery in the housing markets including increased real estate prices, lower vacancy rates at commercial properties and continued improvement in unemployment, further weakness in economic conditions could result in additional loan charge-offs and asset write-downs that would require us to increase the provisions we make for loan losses and losses on real estate owned that would have a material adverse effect on our future operating results, financial condition and capital.
We may be required to increase our allowance for loan and lease losses (“ALLL”) which would adversely affect our financial performance in the future.
On a quarterly basis we evaluate and conduct an analysis to estimate the losses inherent in our loan portfolio. However, this evaluation requires us to make a number of estimates and judgments regarding the financial condition of a significant number of our borrowers, the fair value of the properties collateralizing our outstanding loans and economic trends that could affect the ability of borrowers to meet their payment obligations to us. Based on those estimates and judgments, we make determinations, which are necessarily subjective, with respect to (i) the adequacy of our ALLL to provide for write-downs in the carrying values and charge-offs of loans that may be required in the future and (ii) the need to increase the ALLL by means of a charge to income (commonly referred to as the provision for loan and lease losses). If, due to circumstances outside of our control, those estimates or judgments prove to have been incorrect or the Bank’s regulators come to a different conclusion regarding the adequacy of the Bank’s ALLL, we would have to increase the provisions we make for loan losses, which would reduce our income or could cause us to incur operating losses in the future.
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
A higher risk of natural disasters in Southern California could disproportionately harm our business.
Historically, California, in which a substantial portion of our business is located, has been susceptible to natural disasters such as earthquakes, floods, droughts and wild fires and is currently in the midst of an ongoing drought. The nature and level of natural disasters cannot be predicted and may be exacerbated by global climate change. In the event of a major natural disaster, many of our borrowers may suffer uninsured property damage, experience interruption of their businesses or lose their jobs, which may negatively impact the ability of these borrowers to repay their loans or negatively impact the values of collateral securing our loans, either of which could result in losses and increased provisions for credit losses. Additionally, the occurrence of natural disasters could harm our operations through interference with communications, including the interruption or loss of our computer systems, which could prevent or impede us from gathering deposits, originating loans and processing and controlling our business flow, as well as through the destruction of facilities and our operational, financial and management information systems.
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
For the past several years, the banking industry has operated in an extremely low interest rate environment relative to historical averages, and the Federal Reserve has pursued highly accommodative monetary policies (including a very low Federal funds rate and substantial purchases of long-term U.S. Treasury and agency securities) in an effor to facilitate growth in the U.S. economy and a reduction in levels of unemployment. This environment has placed downward pressure on the net interest margin of U.S. banks, including the Company. Despite the fact that interest rates are relatively low, loan demand has been relatively weak due largely to the financial difficulties encountered by prospective borrowers as a result of the economic recession and the weakness of the hoped for economic recovery, the unwillingness of businesses and consumers to borrow due to uncertainties and a lack of confidence about future economic conditions and a tightening of loan underwriting standards by us, as well as other banks and lending institutions, in response to these conditions. As a result, it has become more difficult to predict the impact that changes in interest rates will have on interest rate spreads and on the future financial performance of banks, including our Bank, which has added to the volatility of and adversely affected the stock prices of many banking institutions, including our own. It is not possible to predict how long these conditions will continue to affect us.
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
We are subject to extensive supervision and regulation by federal and state bank regulatory agencies, including the Board of Governors of the Federal Reserve System (“FRB”) and the Federal Reserve Bank of San Francisco under the delegated authority from the FRB, and the California Department of Business Oversight. The primary objective of these agencies is to protect bank depositors and other customers and consumers and not shareholders, whose respective interests often differ. Congress and these federal agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect the Company in substantial and unpredictable ways. The regulatory agencies have the legal authority to impose restrictions which they believe are needed to protect depositors and customers of banking institutions, even if those restrictions would adversely affect the ability of the banking institution to expand its business or pay cash dividends, or result in increases in its costs of doing business or hinder its ability to compete with less regulated financial services companies. Additionally, due to the complex and technical nature of many of the government regulations to which banking organizations are subject, inadvertent violations of those regulations may and sometimes do occur. In such an event, we would be required to correct or implement measures to prevent a recurrence of such violations. If more serious violations were to occur, the regulatory agencies could limit our activities or growth or fine us, or ultimately put us out of business in the event we were to encounter severe liquidity problems or a significant erosion of our capital below the minimum amounts required under applicable bank regulatory guidelines.
The enactment of the Dodd-Frank Act poses uncertainties for our business and has increased, and is likely to continue to increase, our costs of doing business.
On July 21, 2010, the President signed the Dodd-Frank Act into law. The Dodd-Frank Act represents a comprehensive overhaul of the financial services industry within the United States, establishes the Consumer Financial Protection Bureau (the “CFPB”) and requires the CFPB and other federal agencies to implement many new and significant rules and regulations. Certain provisions of the Dodd-Frank Act were made effective immediately. However, much of the Dodd-Frank Act is subject to further rulemaking and/or studies. As a result, the enactment of the Dodd-Frank Act poses uncertainties for our business and has increased, and is likely to continue to increase, our costs of doing business. However, due to uncertainties concerning the timing and extent of future rulemaking, it is difficult to assess the extent to which the Dodd-Frank Act, or the resulting rules and regulations, will further impact our business and financial performance. Compliance with these new laws and regulations will result in additional costs, which could be significant, and may have a material and adverse effect on our results of operations. In addition, Dodd-Frank permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal law. We cannot predict whether California state agencies will adopt consumer protection laws and standards that are more stringent than those adopted at the federal level or, if any are adopted, what impact they may have on us, our business or our results of operations.

Premiums for federal deposit insurance have increased and may increase even more.
The Dodd-Frank Act broadens the base for FDIC insurance assessments. The FDIC insures deposits at FDIC-insured financial institutions, including the Bank. The FDIC charges insured financial institutions premiums to maintain the DIF at a specific level. In addition, the Dodd-Frank Act increased the minimum target DIF ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits and the FDIC must seek to achieve the 1.35% ratio by September 30, 2020. The FDIC has issued regulations to implement these provisions of the Dodd-Frank Act. It has, in addition, established a higher reserve ratio of 2% as a long-term goal beyond what is required by statute, although there is no implementation deadline for the 2% ratio. The FDIC may increase the assessment rates or impose additional special assessments in the future to keep the DIF at the statutory target level. The Bank’s FDIC insurance premiums increased substantially beginning in 2009, and we continue to expect to pay high premiums in the future. Any increase in our FDIC premiums could have a materially adverse effect on the Bank’s financial condition and results of operations.
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

If borrowers are unable to meet their loan repayment obligations, we will initiate foreclosure proceedings with respect to and take title to the real properties that collateralized their loans. As an owner of such properties, we could become subject to environmental liabilities and incur substantial costs for any property damage, personal injury, investigation and clean-up that may be required due to any environmental contamination that may be found to exist at any of those properties, even though we did not engage in the activities that led to such contamination. In addition, if we are the owner or former owner of a contaminated site, we may be subject to common law claims by third parties seeking damages for environmental contamination emanating from the site. If we were to become subject to significant environmental liabilities or costs, our business, financial condition, results of operations and prospects could be adversely affected.
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
The trading prices of our common stock may fluctuate widely as a result of a number of factors, many of which are outside our control. Our stock price in the future could be adversely affected by other factors including:

•	quarterly fluctuations in our operating results or financial condition;

•	failure to meet analysts’ revenue or earnings estimates;

•	the restrictions, described below, on our ability to pay cash dividends on our common stock;

•	the imposition of additional regulatory restrictions on our business and operations or an inability to meet regulatory requirements;

•	an inability to successfully implement our growth strategy;

•	strategic actions by us or our competitors, such as acquisitions or restructurings;

•	fluctuations in the stock prices and operating results of our competitors;

•	general market conditions and, in particular, developments related to market conditions for the financial services industry stocks;

•	proposed or newly adopted legislative or regulatory changes or developments aimed at the financial services industry;

•	any future proceedings or litigation that may involve or affect us; and

•	continuing concerns and a lack of confidence among investors that economic and market conditions will improve.
Our principal shareholders and management own a significant percentage of our voting shares and are able to exercise significant influence over our business and have the power to block transactions that could benefit our other shareholders.
As of December 31, 2014, Carpenter Community Bancfund, L.P. and Carpenter Community Bancfund-A, L.P. (collectively, the “Carpenter Funds”) own a total of approximately 34% of our outstanding shares of voting stock and together constitute our largest shareholder. Further, pursuant to an investor rights agreement entered into with the Carpenter Funds, three individuals designated by the Carpenter Funds have been appointed to serve on the respective Boards of Directors of both the Company and the Bank. As a result, the Carpenter Funds have the ability to significantly influence the outcome of matters requiring approval of our Board of Directors and matters requiring the approval of our shareholders. Consequently, the Carpenter Funds have significant influence over our operations and outcome of shareholder votes on the approval of mergers and acquisitions or changes in corporate control which, among other things, could (i) discourage potential acquirers from attempting to acquire the Company, thereby impeding or preventing the consummation of acquisition or change of control transactions in which our shareholders might otherwise receive a premium for their shares, and (ii) make it more difficult for us to sell additional shares at prices in excess of those paid by the Carpenter Funds for their shares of common stock, even if our financial performance significantly improves.
If we sell additional shares of our common stock in the future, our shareholders could suffer significant dilution in their share ownership and voting power.

Subject to market conditions and other factors, we may determine from time to time to issue additional shares of our common stock or pursue other equity financings to meet capital requirements or support the growth of our business. We have issued, and may continue to issue, stock options, warrants, or other stock grants under our equity incentive plan. It is probable that options and/or warrants will be exercised during their respective terms if the stock price exceeds the exercise price of the particular option or warrant. If the options or warrants are exercised, share ownership will be diluted.
Share ownership of our common stock will also be diluted from shares issued upon conversion of our outstanding convertible preferred stock. Additionally, holders of our Series B Convertible 8.4% Preferred Stock (the “Series B Shares”) are entitled to receive dividends payable in cash at a rate of 8.4% per annum if, as and when declared by the Board of Directors. However, the terms of the Series B Shares provide that if, due to legal or regulatory restrictions, we are unable to pay cash dividends on the Series B Shares for two semi-annual dividend periods, we will be required to pay such dividends in shares of our Series C 8.4% Noncumulative Preferred Stock (the “Series C Shares”). Due to dividend restrictions under California law and the FRBSF Agreement, we were precluded from paying cash dividends on the Series B Shares during each of the six month periods ended June 30, 2013, December 31, 2013, June 30, 2014 and December 31, 2014. As a result, we issued a total of 11,123 Series C Shares as dividends on our outstanding Series B Shares in 2014. While the FRBSF Agreement has terminated, we expect that restrictions under California law applicable to the Bank will continue to restrict our ability to pay dividends in the foreseeable future. Due to these dividend restrictions, we expect that it will be necessary for us to continue issuing Series C Shares in lieu of cash dividends on the Series B Shares. See “Dividend Policy and Restrictions on the Payment of Dividends” in Part II, Item 5 of this Annual Report on Form 10-K.
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

ITEM 3.     LEGAL PROCEEDINGS
Other Legal Actions. We also are subject to legal actions that arise from time to time in the ordinary course of our business. Based on our evaluation of the lawsuits and other proceedings that were pending against us as of December 31, 2014, the outcomes in those suits or other proceedings are not expected to have, either individually or in the aggregate, a material adverse effect on our consolidated financial condition, results of operations or cash flows.

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

	High	Low
Year Ended December 31, 2014
First Quarter	$6.65	$6.00
Second Quarter	$6.82	$6.16
Third Quarter	$7.20	$6.59
Fourth Quarter	$7.25	$5.48
Year Ended December 31, 2013
First Quarter	$6.50	$5.59
Second Quarter	$6.45	$5.06
Third Quarter	$6.68	$5.35
Fourth Quarter	$6.48	$5.96
The high and low per share sale prices of our common stock on the NASDAQ Global Select Market on March 11, 2015, were $7.20 and $7.12 per share, respectively and, as of that same date, there were approximately 112 holders of record of our common stock.
Recent Sales of Unregistered Securities and Use of Proceeds
None.
Stock Performance Graph
The following graph compares the percentage change in our cumulative total shareholder return on our common stock, in each of the years in the five year period ended December 31, 2014, with the cumulative total return of: (i) the Russell 2000 Index, which measures the performance of the smallest 2,000 members, by market cap, of the Russell 3,000 Index, and (ii) an index published by SNL Securities L.C. (“SNL”) and known as the SNL Western Bank Index, which is comprised of 51 banks and bank holding companies (including the Company), the shares of which are listed on NASDAQ or the New York Stock Exchange and most of which are based in California and the remainder of which are based in nine other western states.
The stock performance graph assumes that $100 was invested in Company common stock at the close of market on December 31, 2009, and, at that same date, in the Russell 2000 Index and the SNL Western Bank Index and that any dividends paid in the indicated periods were reinvested. Shareholder returns shown in the stock performance graph are not necessarily indicative of future stock price performance.

(1)	The source of the above graph and chart is SNL.

	Period Ending
Index	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14
Pacific Mercantile Bancorp	100.00	122.85	107.95	208.28	205.96	233.11
Russell 2000 Index	100.00	126.86	121.56	141.43	196.34	205.95
SNL Western Bank Index	100.00	113.31	102.37	129.18	181.76	218.14
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
Cash dividends from the Bank represent the principal source of funds available to Bancorp to pay cash dividends to shareholders. Therefore, government regulations, including the laws of the State of California, as they pertain to the payment of cash dividends by California state chartered banks, limit the amount of funds that the Bank would be permitted to dividend to Bancorp. As a result, those laws also affect our ability to pay cash dividends to our shareholders. In particular, under California law, cash dividends by a California state chartered bank may not exceed, in any calendar year, the lesser of (i) the sum of its net income for the year and its retained net income from the preceding two years (after deducting all dividends paid during the period), or (ii) the amount of its retained earnings. See Note 14, Shareholders' Equity in the notes to our consolidated financial statements for more detail regarding the regulatory restrictions on our and the Bank's ability to pay dividends.
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

The holders of our Series B Shares and Series C Shares are entitled to receive dividends payable in cash at a rate of 8.4% per annum if, as and when declared by the Board of Directors. If, however, due to legal or regulatory restrictions, such as the dividend restrictions under California law, the Company is unable to pay cash dividends on the Series B Shares or the Series C Shares for two semi-annual dividend periods, then the Company is required to pay such dividends in Series C Shares. Because we were not able to pay cash dividends on the Series B Shares in 2014 due to restrictions under the FRBSF Agreement, we issued a total of 11,123 Series C Shares in lieu of those cash dividends in 2014. While the FRBSF Agreement has terminated, we expect that restrictions under California law applicable to the Bank will continue to restrict our ability to pay dividends in the foreseeable future and, as a result, in the future we will be required to issue additional Series C Shares as dividends on the Series B Shares and on all previously issued Series C Shares until such time as we are no longer restricted from paying cash dividends on the Series B Shares and the Series C Shares from time to time outstanding. The issuance of Series C Shares will be dilutive of the investments which our existing common shareholders have in the Company due to the preferential rights that the Series C Shares have with respect the payment of dividends and the receipt of cash payments that may be made to our shareholders upon a sale or other acquisition of the Company. In addition, no dividends may be declared or paid on shares of the Company’s common stock unless dividends are first paid (either in cash or in Series C Shares) on the Series B Shares and any Series C Shares that may have been issued and are then outstanding.
Even if legal or regulatory restrictions do not prevent us from paying dividends to our shareholders, our Board of Directors follows a policy of retaining earnings to maintain capital, enhance the Bank's liquidity and support the growth of our banking franchise. Accordingly, we do not expect to pay cash dividends for the foreseeable future.
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

ITEM 6.     SELECTED FINANCIAL DATA
The selected statement of operations data for the fiscal years ended December 31, 2014, 2013 and 2012, the selected balance sheet data as of December 31, 2014 and 2013, and the selected financial ratios (other than tangible book value per share), that follow below were derived from our audited consolidated financial statements included in Item 8 of this Report and should be read in conjunction with those audited consolidated financial statements, together with the notes thereto, and with Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7 of this Report. The selected statement of operations data for the years ended December 31, 2011 and 2010, the selected balance sheet data as of December 31, 2012, 2011 and 2010, and the selected financial ratios (other than tangible book value per share) for the periods prior to January 1, 2012 are derived from audited consolidated financial statements that are not included in this Report. The data for the previous years have been adjusted to reflect discontinued operations.

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands except per share data)
Selected Statement of Operations Data:
Total interest income	$38,290	$35,651	$38,426	$43,107	$50,143
Total interest expense	5,829	5,317	8,049	11,058	18,057
Net interest income	32,461	30,334	30,377	32,049	32,086
Provision for loan and lease losses	1,500	4,505	1,950	(833)	8,288
Net interest income after provision for loan and lease losses	30,961	25,829	28,427	32,882	23,798
Total noninterest income	4,370	1,193	3,762	1,946	3,095
Total noninterest expense	36,808	36,346	36,470	29,536	31,202
Loss from continuing operations before income taxes	(1,477)	(9,324)	(4,281)	5,292	(4,309)
Income tax (benefit) provision	(608)	5,610	(6,920)	(6,425)	8,958
Net (loss) income from continuing operations	$(869)	$(14,934)	$2,639	$11,717	$(13,267)
Net income (loss) from discontinued operations	1,226	(7,282)	7,015	(85)	(687)
Accumulated declared dividends on preferred stock	(547)	(538)	(941)	—	—
Accumulated undeclared dividends on preferred stock	(616)	(544)	(17)	(440)	(1,075)
Net (loss) income allocable to common shareholders	$(806)	$(23,298)	$8,696	$11,192	$(15,029)
Per share data-basic:
Net (loss) income from continuing operations	$(0.11)	$(0.88)	$0.11	$0.99	$(1.37)
Net (loss) income allocable to common shareholders	$(0.04)	$(1.28)	$0.57	$0.99	$(1.44)
Per share data-diluted:
Net (loss) income from continuing operations	$(0.11)	$(0.88)	$0.15	$0.99	$(1.37)
Net (loss) income allocable to common shareholders	$(0.04)	$(1.28)	$0.55	$0.98	$(1.44)
Weighted average shares outstanding
Basic	19,230,913	18,240,891	15,386,106	11,361,389	10,434,665
Diluted	19,230,913	18,240,891	17,674,974	11,371,524	10,434,665
Dividends per share	—	—	—	—	—

	December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands except for per share information)
Selected Balance Sheet Data:
Cash and cash equivalents(1)	$177,135	$106,940	$128,208	$96,467	$32,678
Total loans, net	824,197	765,426	719,257	641,962	722,210
Total assets	1,099,610	996,583	1,053,941	1,024,552	1,015,870
Total deposits	916,309	780,225	845,395	862,047	816,226
Junior subordinated debentures	17,527	17,527	17,527	17,527	17,527
Total shareholders’ equity	119,281	115,158	122,876	86,625	63,416
Book value per share	$5.53	$5.47	$6.75	$6.26	$4.86

(1)	Cash and cash equivalents include cash and due from other banks and federal funds sold.

	For the Year Ended December 31,
	2014	2013	2012	2011	2010
	(unaudited)
Selected Financial Ratios:
Return on average assets	(0.08)%	(1.59)%	0.27%	1.19%	(1.16)%
Return on average equity	(0.74)%	(11.47)%	2.55%	16.63%	(18.31)%
Ratio of average equity to average assets	11.30%	13.82%	10.77%	7.16%	6.32%

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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
As of December 31, 2014, our total assets, net loans (which exclude loans held for sale) and total deposits were $1.1 billion, $824 million and $916 million, respectively.
The Bank, which is headquartered in Orange County, California, approximately 40 miles south of Los Angeles, conducts a commercial banking business in Orange, Los Angeles, San Bernardino and San Diego counties in Southern California. The Bank is also a member of the Federal Reserve System and its deposits are insured, to the maximum extent permitted by law, by the Federal Deposit Insurance Corporation (the “FDIC”). For the years ended December 31, 2014 and 2013, we operated as one reportable segment, Commercial Banking, and one non-reportable segment, Discontinued Operations. For the year ended December 31, 2012, we operated as two reportable segments: Commercial Banking and Mortgage Banking.
Unless the context otherwise requires, the “Company,” “we,” “our,” “ours,” and “us” refer to Pacific Mercantile Bancorp and its consolidated subsidiaries.

Current Developments
During the fourth quarter of 2013, we announced our decision to exit the mortgage banking business. During the third quarter of 2014, we completed our exit from the mortgage banking business. At December 31, 2014, the Bank had no remaining employees in the mortgage division, down from 77 employees at December 31, 2013. In April 2014, the Bank also finalized arrangements to sell its portfolio of mortgage servicing rights in two separate transactions, each of which closed on April 30, 2014 and are described in more detail below in Item 8 of this Report under Note 16, Discontinued Operations.
In early 2014, we launched an Asset Based Lending (“ABL”) Group, which originates loans primarily secured by general corporate assets with a borrowing formula primarily based on accounts receivables and inventory. As of December 31, 2014 and December 31, 2013, the Bank had $46.1 million and $15.8 million, respectively, of ABL facilities outstanding.
Effective November 20, 2014 the Federal Reserve Board terminated the written agreement entered into with the Company and the Bank on August 31, 2010. See “Supervision and Regulation—Regulatory Action by the FRBSF and CDBO” in Item 1. Business of this Report for additional information.  Termination of the written agreement is expected to reduce management time and associated expense related to regulatory reporting requirements, and eliminates one barrier to the Bank's ability to effectively compete for loan and deposit business.
Results of Operations
Discontinued Operations
In connection with our exit from the mortgage banking business described above, the revenues and expenses of our mortgage banking division have been classified as discontinued operations for all periods presented. As a result, all comparisons below reflect results from continuing operations. Income from discontinued operations was $1.2 million for the year ended December 31, 2014, while our loss from discontinued operations was $7.3 million for the year ended December 31, 2013. During the year ended December 31, 2014, we recorded a gain in the amount of $558 thousand on the sale of the mortgage servicing rights that we sold in April 2014, which is included in income from discontinued operations in the consolidated statements of operations. This compares to a loss of $7.3 million for the year ended December 31, 2013 from the mortgage banking operations as a result of the decision to discontinue the mortgage banking business. For additional information, see Note 16, Discontinued Operations, in our accompanying audited consolidated financial statements for the year ended December 31, 2014 included in Part II Item 8 of this Annual Report.
Operating Results for the Years Ended December 31, 2014, 2013, and 2012

Our operating results for the year ended December 31, 2014, compared to December 31, 2013, and for the year ended December 31, 2013, compared to December 31, 2012, were as follows:

	Year Ended December 31,
	2014	2013	2012	2014 vs. 2013 % Change	2013 vs. 2012 % Change
	(Dollars in thousands)
Interest income	38,290	35,651	38,426	7.4%	(7.2)%
Interest expense	5,829	5,317	8,049	9.6%	(33.9)%
Provision for loan and lease losses	1,500	4,505	1,950	(66.7)%	131.0%
Non-interest income	4,370	1,193	3,762	266.3%	(68.3)%
Non-interest expense	36,808	36,346	36,470	1.3%	(0.3)%
Income tax (benefit) provision	(608)	5,610	(6,920)	(110.8)%	(181.1)%
Net (loss) income from continuing operations	(869)	(14,934)	2,639	(94.2)%	(665.9)%
Net income (loss) from discontinued operations	1,226	(7,282)	7,015	(116.8)%	(203.8)%
Net (loss) income allocable to common shareholders	(806)	(23,298)	8,696	(96.5)%	(367.9)%
Interest Income
2014 vs. 2013.
Total interest income increased 7.4% to $38.3 million for the year ended December 31, 2014 from $35.7 million for the year ended December 31, 2013. This increase is primarily due to an increase in interest income on loans during the year ended December 31, 2014 compared to the same prior year period due to an increase in average loan balances, partially offset by a decline in the average yield on loans. During the year ended December 31, 2014 and 2013, interest income on loans was $36.3 million and $33.8 million, respectively, yielding 4.54% and 4.74% on average loan balances of $799.9 million and $713.9 million, respectively. The increase in the average loan balances is attributable to an increase in loan demand. The decrease in loan yield is primarily attributable to the actions of the Board of Governors of the Federal Reserve System (“Federal Reserve Board”) to keep short-term interest rates low. The average yield on interest-earning assets was 3.81% for the year ended December 31, 2014 compared to 4.01% for the year ended December 31, 2013.
During the year ended December 31, 2014 and 2013, interest income from our securities available-for-sale and stock, was $1.6 million and $1.6 million, yielding 2.27% and 1.96% on average balances of $71.2 million and $81.5 million, respectively. The average securities balances decreased as a result of maturities of, and payments on, securities which we did not fully replace due to liquidity needs. The investment yield increase is primarily due to lower premium amortization attributable to slower projected prepayment speeds on our securities available-for-sale, returning our prepayment speed to a more historically normal level as compared to the accelerated prepayment speed seen in the prior year. Interest income from our short-term investments, including our federal funds sold and interest-bearing deposits, was $333 thousand and $233 thousand for the year ended December 31, 2014 and 2013, respectively, yielding 0.25% and 0.25% on average balances of $134.6 million and $93.1 million, respectively. The increase in interest income from our short-term investments was primarily attributable to an increase in the average loan balances during the year ended December 31, 2014 as compared to the year ended December 31, 2013. As a result, total interest income on investments increased for the year ended December 31, 2014 and 2013.
2013 vs. 2012.
Total interest income decreased 7.2% to $35.7 million for the year ended December 31, 2013 from $38.4 million for the year ended December 31, 2012, with an average yield on interest-earning assets of 4.01% for the year ended December 31, 2013 compared to 4.22% for the year ended December 31, 2012. This decrease is primarily due to a decrease in interest income on loans during the year ended December 31, 2013 compared to the year ended December 31, 2012 due to a decline in the average yield on loans, partially offset by an increase in average loan balances. During the year ended December 31, 2013 and 2012, interest income on loans was $33.8 million and $35.9 million, respectively, yielding 4.74% and 5.15% on average loan balances of $713.9 million and $698.4 million, respectively. The increase in the average loan balances is attributable to an increase in loan demand. The decrease in loan yield is primarily attributable to the actions of the Federal Reserve Board to keep short-term interest rates low.
During the year ended December 31, 2013 and 2012, interest income from our securities available-for-sale and stock, was $1.6 million and $2.2 million, respectively, yielding 1.96% and 2.14% on average balances of $81.5 million and $103.4 million, respectively. The average securities balances decreased as a result of sales and maturities of, and payments on, securities which we did not fully replace due to liquidity needs. The investment yield decrease is primarily due to reductions in the volume of relatively higher yielding securities and purchasing new securities at lower yields. Interest income from our short-term investments, including our federal funds sold and interest-bearing deposits, was $233 thousand and $278 thousand for the years ended December 31, 2013 and 2012, respectively, yielding 0.25% in each year on average balances of $93.1 million and $109.7 million, respectively. The average balances of short-term investments decreased as a result of a reduction in our funds held at the FRBSF. As a result, total interest income on investments decreased $660 thousand which was due to a $615 thousand decrease in securities available-for-sale and stock partially and a $45 thousand decrease in short-term investments.
Interest Expense
2014 vs. 2013.
Total interest expense increased 9.6% to $5.8 million for the year ended December 31, 2014 from $5.3 million for the year ended December 31, 2013. The increase was primarily due to an increase in average interest-bearing liabilities from $616.4 million at December 31, 2013 to $707.7 million at December 31, 2014, with a cost of funds of 0.82% and 0.86%, respectively, which consisted of deposits, borrowings and junior subordinated debentures. The increase in interest expense was partially offset by a decrease in the rates of interest paid on certificates of deposit. Interest expense on our certificates of deposit for the year ended December 31, 2014 and 2013 was $4.1 million and $3.8 million, respectively, with a cost of funds of 0.96% and 1.06% on average balances of $431.8 million and $354.7 million, respectively.
2013 vs. 2012.
Total interest expense decreased 33.9% to $5.3 million for the year ended December 31, 2013 from $8.0 million for the year ended December 31, 2012. The decrease was primarily due to a decrease in average interest-bearing liabilities from $674.5 million at December 31, 2012 to $616.4 million at December 31, 2013, yielding a cost of funds of 0.86% and 1.19%, respectively, which consisted of deposits, borrowings and junior subordinated debentures. Interest expense on our certificates of deposit for the years ended December 31, 2013 and 2012, respectively, was $3.8 million and $5.5 million, respectively, yielding 1.06% and 1.40%, on average balances of $354.7 million and $394.5 million, respectively, which is primarily the result of a decision we made to reduce the rates of interest we pay on higher priced time deposits, thereby reducing the volume of those deposits. The decrease in interest expense is also attributable to the declines in the interest rates we paid on money market and savings deposits as a result of the actions of the Federal Reserve Board to keep short-term interest rates low.
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
The following tables set forth information regarding our average balance sheet, yields on interest earning assets, interest expense on interest-bearing liabilities, the interest rate spread and the interest rate margin for the years ended December 31, 2014, 2013 and 2012. Average balances are calculated based on average daily balances.

	Year Ended December 31,
	2014			2013			2012
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest earning assets
Short-term investments(1)	$134,641	$333	0.25%	$93,147	$233	0.25%	$109,713	$278	0.25%
Securities available for sale and stock(2)	71,202	1,613	2.27%	81,493	1,599	1.96%	103,361	2,214	2.14%
Loans(3)	799,900	36,344	4.54%	713,894	33,819	4.74%	698,377	35,934	5.15%
Total interest-earning assets	1,005,743	38,290	3.81%	888,534	35,651	4.01%	911,451	38,426	4.22%
Noninterest-earning assets
Cash and due from banks	12,947			12,330			12,054
All other assets	21,121			41,061			38,840
Total assets	$1,039,811			$941,925			$962,345
Interest-bearing liabilities:
Interest-bearing checking accounts	$36,281	$100	0.28%	$33,447	$93	0.28%	$27,381	82	0.30%
Money market and savings accounts	170,047	585	0.34%	155,352	565	0.36%	177,256	1,341	0.76%
Certificates of deposit	431,789	4,133	0.96%	354,720	3,763	1.06%	394,473	5,518	1.40%
Other borrowings	52,031	437	0.84%	55,318	352	0.64%	57,745	530	0.92%
Junior subordinated debentures	17,527	574	3.27%	17,527	544	3.10%	17,682	578	3.27%
Total interest bearing liabilities	707,675	5,829	0.82%	616,364	5,317	0.86%	674,537	8,049	1.19%
Noninterest-bearing liabilities
Demand deposits	206,295			188,696			172,442
Accrued expenses and other liabilities	8,355			6,645			11,690
Shareholders' equity	117,486			130,220			103,676
Total liabilities and shareholders' equity	$1,039,811			$941,925			$962,345
Net interest income		$32,461			$30,334			$30,377
Net interest income/spread			2.99%			3.15%			3.03%
Net interest margin			3.23%			3.41%			3.33%

(1)	Short-term investments consist of federal funds sold and interest bearing deposits that we maintain at other financial institutions.

(2)	Stock consists of FHLB stock and Federal Reserve Bank stock.

(3)	Loans include the average balance of nonaccrual loans and loan fees.
The following table sets forth changes in interest income, including loan fees, and interest paid in each of the years ended December 31, 2014, 2013 and 2012 and the extent to which those changes were attributable to changes in (i) the volumes of or in the rates of interest earned on interest-earning assets and (ii) the volumes of or in the rates of interest paid on our interest-bearing liabilities.

	2014 Compared to 2013 Increase (Decrease) due to Changes in			2013 Compared to 2012 Increase (Decrease) due to Changes in
	Volume	Rates	Total Increase (Decrease)	Volume	Rates	Total Increase (Decrease)
	(Dollars in thousands)
Interest income
Short-term investments(1)	$103	$(3)	$100	$(41)	$(4)	$(45)
Securities available for sale and stock(2)	(216)	230	14	(440)	(175)	(615)
Loans	3,950	(1,425)	2,525	785	(2,900)	(2,115)
Total earning assets	3,837	(1,198)	2,639	304	(3,079)	(2,775)
Interest expense
Interest-bearing checking accounts	8	(1)	7	17	(6)	11
Money market and savings accounts	52	(32)	20	(149)	(627)	(776)
Certificates of deposit	762	(392)	370	(517)	(1,238)	(1,755)
Borrowings	(22)	107	85	(21)	(157)	(178)
Junior subordinated debentures	—	30	30	(5)	(29)	(34)
Total interest-bearing liabilities	800	(288)	512	(675)	(2,057)	(2,732)
Net interest income	$3,037	$(910)	$2,127	$979	$(1,022)	$(43)

(1)	Short-term investments consist of federal funds sold and interest bearing deposits that we maintain at financial institutions.

(2)	Stock consists of FHLB stock and Federal Reserve Bank stock.
Provision for Loan and Lease Losses
We maintain reserves to provide for loan losses that occur in the ordinary course of the banking business. When it is determined that the payment in full of a loan has become unlikely, the carrying value of the loan is reduced ("written down") to what management believes is its realizable value or, if it is determined that a loan no longer has any realizable value, the carrying value of the loan is written off in its entirety (a loan "charge-off"). Loan charge-offs and write-downs are charged against our allowance for loan and lease losses (“ALLL”). The amount of the ALLL is increased periodically to replenish the ALLL after it has been reduced due to loan write-downs or charge-offs. The ALLL also is increased or decreased periodically to reflect increases or decreases in the volume of outstanding loans and to take account of changes in the risk of probable loan losses due to financial performance of borrowers, the value of collateral securing non-performing loans or changing economic conditions. Increases in the ALLL are made through a "provision for loan and lease losses" that is recorded as an expense in the statement of operations. Increases in the ALLL are also recognized through the recovery of charged-off loans which are added back to the ALLL. As such, recoveries are a direct offset for a provision for loan and lease losses that would otherwise be needed to replenish or increase the ALLL.
We employ economic models and data that conform to bank regulatory guidelines and reflect sound industry practices as well as our own historical loan loss experience to determine the sufficiency of the ALLL and any provisions needed to increase or replenish the ALLL. Those determinations involve judgments and assumptions about current economic conditions and external events that can impact the ability of borrowers to meet their loan obligations. However, the duration and impact of these factors cannot be determined with any certainty. As such, unanticipated changes in economic or market conditions, bank regulatory guidelines or the sound practices that are used to determine the sufficiency of the ALLL, could require us to record additional, and possibly significant, provisions to increase the ALLL. This would have the effect of reducing reportable income or, in the most extreme circumstance, creating a reportable loss. In addition, the Federal Reserve Bank and the California Department of Business Oversight (“CDBO”), as an integral part of their regulatory oversight, periodically review the adequacy of our ALLL. These agencies may require us to make additional provisions for perceived potential loan losses, over and above the provisions that we have already made, the effect of which would be to reduce our income or increase any losses we might incur.
The provision for loan and lease losses decreased $3.0 million, or 66.7%, for the year ended December 31, 2014 as compared to the year ended December 31, 2013, primarily as a result of improving asset quality evidenced by declining loan delinquencies, lower levels of classified loans, net loan recoveries and generally positive asset quality trends which more than offset the growth in our loan portfolio.
See "—Financial Condition—Nonperforming Loans and the Allowance for Loan and Lease Losses" below in this Item 7 for additional information regarding the ALLL.

Noninterest Income
The following table identifies the components of and the percentage changes in noninterest income in the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	Amount	Amount	Amount	Percentage Change	Percentage Change
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
	(Dollars in thousands)
Total other-than-temporary impairment of securities	$—	$—	$131	—%	(100.0)%
Less: portion of other-than-temporary impairment losses recognized in other comprehensive loss	—	—	208	—%	(100.0)%
Net impairment loss recognized in earnings	—	—	(77)	—%	(100.0)%
Service fees on deposits and other banking services	896	801	895	11.9%	(10.5)%
Net gains on sale of securities available for sale	—	44	2,123	(100.0)%	(97.9)%
Net gain on sale of small business administration loans	2,074	—	—	100.0%	—%
Other noninterest income	1,400	348	821	302.3%	(57.6)%
Total noninterest income	$4,370	$1,193	$3,762	266.3%	(68.3)%
2014 vs. 2013.
During the year ended December 31, 2014, noninterest income increased by $3.2 million, or 266.3%, to $4.4 million from $1.2 million for the year ended December 31, 2013, primarily as a result of:

•	An increase of $2.1 million in net gain on sale of SBA loans; and

•
No sales of non-SBA loans in the year ended December 31, 2014 as compared to a net loss on the sale of non-SBA loans of $448 thousand included in other noninterest income during the year ended December 31, 2013.

2013 vs. 2012.
During the year ended December 31, 2013, noninterest income decreased by $2.6 million, or 68.3%, to $1.2 million from $3.8 million for the year ended December 31, 2012, primarily as a result of:

•	A $2.1 million, or 97.9%, decrease in net gains on sales of securities available for sale; and

•
A net loss on sale of non-SBA loans of $448 thousand included in other noninterest income during the year ended December 31, 2013 as compared to no sales of non-SBA loans during the year ended December 31, 2012.

Noninterest Expense
The following table sets forth the principal components and the amounts of, and the percentage changes in, noninterest expense in the years ended December 31, 2014, 2013 and 2012.

	Year Ended December 31,
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
	Amount	Amount	Amount	Percent Change	Percent Change
	(Dollars in thousands)
Salaries and employee benefits	$22,571	$19,585	$14,960	15.2%	30.9%
Occupancy	2,499	2,234	1,844	11.9%	21.1%
Equipment and depreciation	1,541	1,609	1,421	(4.2)%	13.2%
Data processing	931	786	745	18.4%	5.5%
FDIC expense	1,336	1,769	2,319	(24.5)%	(23.7)%
Other real estate owned expense, net	1,962	3,233	6,982	(39.3)%	(53.7)%
Professional fees	2,434	3,498	4,328	(30.4)%	(19.2)%
Provision for (recovery of) contingencies	—	(562)	14	(100.0)%	(4,114.3)%
Business development	262	340	671	(22.9)%	(49.3)%
Loan related expense	532	355	258	49.9%	37.6%
Insurance	484	578	508	(16.3)%	13.8%
Other operating expenses (1)	2,256	2,921	2,420	(22.8)%	20.7%
Total noninterest expense	$36,808	$36,346	$36,470	1.3%	(0.3)%

(1)	Other operating expenses primarily consist of telephone, investor relations, promotional, regulatory expenses, and correspondent bank fees.
2014 vs. 2013.
During the year ended December 31, 2014, noninterest expense increased by $462 thousand, or 1.3%, to $36.8 million from $36.3 million for the year ended December 31, 2013, primarily as a result of:

•
An increase of $3.0 million in salaries and employee benefits primarily related to the hiring of key employees during 2013 and 2014 and an increase in the year-end incentive compensation accrual for the year ended December 31, 2014; partially offset by

•	A decrease of $1.3 million in OREO expenses attributable to the reduction in OREO properties during the year ended December 31, 2014;

•
A decrease of $1.1 million in professional fees related to decreased legal expenses due to the resolution of certain lawsuits and other disputes and a decline in legal costs related to nonperforming loans;

•	A decrease of $433 thousand in our FDIC expense as a result of lower insurance required based upon improvement in the Bank's financial condition; and

•
No expense or recoveries related to our provision for contingencies as a result of settlements of legal disputes during the year ended December 31, 2014 as compared to recoveries during the year ended December 31, 2013.

2013 vs. 2012.
During the year ended December 31, 2013, noninterest expense increased by $124 thousand, or 0.3%, to $36.3 million from $36.5 million for the year ended December 31, 2012, primarily as a result of:

•
An increase of $4.6 million in salaries and employee benefits related to the hiring of a new CEO and other key employees, increases in health care insurance costs, and increases in workers' compensation premiums;

•	An increase of $390 thousand in occupancy expenses related to the expansion of leased spaces at two of the Bank's financial centers;

•	An increase of $501 thousand in other operating expenses attributable to increases in investor related expenses and insurance coverage premiums; partially offset by

•	A decrease of $550 thousand in FDIC insurance expense related to a decline in deposit accounts and a reduction in premium rates;

•	A decrease of $3.7 million in OREO expenses related to the continued decline of the Bank's OREO inventory;

•	A decrease of $830 thousand in professional fees due to the settlement of certain lawsuits and a decline in nonperforming loans; and

•	A $576 thousand reduction in contingency reserves due to the entry of a favorable judgment in one lawsuit which resulted in a recovery.

Provision for (Benefit from) Income Tax
For the year ended December 31, 2014, we recorded a $608 thousand income tax benefit, as compared to income tax provision of $5.6 million for the year ended December 31, 2013 and a tax benefit of $6.9 million for the year ended December 31, 2012. During the year ended December 31, 2012, we reduced our valuation allowance, which we had previously established against our deferred tax asset, by $6.9 million as a result of positive and negative evidence addressing our ability to use our deferred tax asset that management evaluated. Positive evidence included taxable income generated during the year, projected taxable income, tax strategies, continued improvement in the Company's asset quality and the strengthening economic conditions. The principal negative evidence was the losses that we incurred from 2008 through 2010. Based on this analysis, we determined that the positive evidence outweighed the negative evidence and that it had become more likely than not that we would be able to use approximately $13.8 million of the income tax benefits comprising our deferred tax asset to offset or reduce taxes in future years. As a result we reduced, by a corresponding amount, the valuation allowance that we had previously established against our deferred tax asset which resulted in the recognition of a non-cash income tax benefit in 2012 in the amount of $6.9 million.
During the year ended December 31, 2013, management analyzed the positive and negative evidence in determining whether our deferred tax assets were more-likely-than-not to be realized. Based on this analysis, we reestablished a $12.5 million valuation allowance against a substantial portion of our net deferred tax assets when we determined that there was significant negative evidence with respect to our ability to realize such assets. Positive evidence included improvement in our asset quality, tax planning strategies, projected taxable income, and improvement in economic conditions. Negative evidence we considered in making this determination included the history of operating losses, which then diminished our ability to rely on projected taxable income and created uncertainty regarding the realization of a portion of the deferred tax assets at future points in time. As a result, we increased the valuation allowance against our deferred tax asset, which resulted in the recognition of a non-cash income tax charge in the amount of $5.6 million.
During the year ended December 31, 2014, we recorded an income tax benefit of $608 thousand. Per ASC 740-20-45-7 all sources of pre-tax income must be considered in determining the tax benefit that results from a loss from continuing operations and that shall be allocated to continuing operations. This benefit is the result of an intraperiod tax allocation where the benefit of the income tax provision that is recorded in discontinued operations and other comprehensive income created a tax benefit in continuing operations. On a net basis we recorded no income tax provision. Based on the analysis performed, and the positive and negative evidence considered, management chose not to release any portion of the $12.1 million valuation allowance as of December 31, 2014. Positive evidence included improvement in our asset quality, tax planning strategies, projected taxable income, and improvement in economic conditions. Negative evidence included historical operating losses. Management determined the negative evidence was significant enough that until such time as we are in continuous periods of pre-tax income we would not make any reversals of our valuation allowance; however, we did conclude that it is more-likely-than-not that the existing $5.9 net million deferred tax asset will be realized.
See "–Critical Accounting Policies - Utilization and Valuation of Deferred Income Tax Benefits” below for additional information regarding our deferred tax asset.

Financial Condition
Assets
Our total consolidated assets increased by $103 million to $1.1 billion at December 31, 2014 from $1.0 billion at December 31, 2013. The following table sets forth the composition of our interest earning assets at:

	December 31, 2014	December 31, 2013
	(Dollars in thousands)
Interest-bearing deposits with financial institutions (1)	$167,138	$93,451
Interest-bearing time deposits with financial institutions	4,668	2,423
Federal Reserve Bank of San Francisco and Federal Home Loan Bank Stock, at cost	8,137	8,531
Securities available for sale, at fair value	60,926	65,989
Loans (net of allowances of $13,833 and $11,358, respectively)	824,197	765,426

(1)	Includes interest-earning balances maintained at the FRBSF.

Securities Available for Sale
Securities Available for Sale. Securities that we intend to hold for an indefinite period of time, but which may be sold in response to changes in liquidity needs, interest rates, or prepayment risks or other similar factors, are classified as “securities available for sale”. Such securities are recorded on our balance sheet at their respective fair values and increases or decreases in those values are recorded as unrealized gains or losses, respectively, and are reported as Other Comprehensive Income (Loss) on our accompanying consolidated balance sheet, rather than included in or deducted from our earnings.
The following is a summary of the major components of securities available for sale and a comparison of the amortized cost, estimated fair values and the gross unrealized gains and losses attributable to those securities, as of December 31, 2014, 2013 and 2012:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Securities available for sale at December 31, 2014:
Mortgage backed securities issued by U.S. Agencies	$54,653	$26	$(940)	$53,739
Collateralized mortgage obligations issued by non agencies	790	—	(13)	777
Asset backed security	2,083	—	(433)	1,650
Mutual funds	4,750	45	(35)	4,760
Total securities available for sale	$62,276	$71	$(1,421)	$60,926
Securities available for sale at December 31, 2013:
U.S. Treasury securities	$700	$—	$—	$700
Mortgage backed securities issued by U.S. Agencies	60,514	13	(2,719)	57,808
Collateralized mortgage obligations issued by non agencies	1,572	—	(48)	1,524
Asset backed security	2,218	—	(906)	1,312
Mutual funds	4,645	—	—	4,645
Total securities available for sale	$69,649	$13	$(3,673)	$65,989
Securities available for sale at December 31, 2012:
Mortgage-backed securities issued by U.S. agencies	$78,053	$553	$(160)	$78,446
Non-agency collateralized mortgage obligations	2,599	87	(61)	2,625
Asset backed securities	2,247	—	(1,347)	900
Mutual fund	4,407	—	—	4,407
Total securities available for sale	$87,306	$640	$(1,568)	$86,378
At December 31, 2014, 2013 and 2012, U.S. agency mortgage backed securities and collateralized mortgage obligations with an aggregate fair market value of $3.6 million, $9.5 million and $10 million, respectively, were pledged to secure FHLB borrowings, repurchase agreements, local agency deposits and treasury, tax and loan accounts.
The amortized cost of securities available for sale at December 31, 2014 is shown in the table below by contractual maturities taking into consideration historical prepayments based on the prior twelve months of principal payments. Expected maturities will differ from contractual maturities and historical prepayments, particularly with respect to collateralized mortgage obligations, primarily because prepayment rates are affected by changes in conditions in the interest rate market and, therefore, future prepayment rates may differ from historical prepayment rates.

	December 31, 2014 Maturing in
	One year or less		Over one year through five years		Over five years through ten years		Over ten years		Total
(Dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Securities available for sale:
Mortgage-backed securities issued by U.S. Agencies	$7,483	1.54%	$23,468	1.55%	$17,448	1.60%	$6,254	1.67%	$54,653	1.58%
Non-agency collateralized mortgage obligations	—	—%	790	2.94%	—	—%	—	—%	790	2.94%
Asset backed securities	—	—%	—	—%	—	—%	2,083	2.33%	2,083	2.33%
Mutual funds	—	—%	4,750	1.86%	—	—%	—	—%	4,750	1.86%
Total Securities Available for sale	$7,483	1.54%	$29,008	1.64%	$17,448	1.60%	$8,337	1.83%	$62,276	1.64%
The table below indicates, as of December 31, 2014, the gross unrealized losses and fair values of our investments, aggregated by investment category, and length of time that the individual securities have been in a continuous unrealized loss position.

	Securities with Unrealized Loss at December 31, 2014
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Mortgage backed securities issued by U.S. Agencies	$—	$—	$50,697	$(940)	$50,697	$(940)
Non-agency collateralized mortgage obligations	—	—	776	(13)	776	(13)
Asset backed security	—	—	1,651	(433)	1,651	(433)
Mutual funds	2,464	(35)	—	—	2,464	(35)
Total	$2,464	$(35)	$53,124	$(1,386)	$55,588	$(1,421)
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
Through the impairment assessment process, we determined that the available-for-sale securities discussed below were other-than-temporarily impaired at December 31, 2014. We recorded no credit-related impairment on available-for-sale securities in our consolidated statements of operations for the year ended December 31, 2014. The OTTI related to factors other than credit losses, in the aggregate amount of $433 thousand, was recognized as other comprehensive loss in our accompanying consolidated statement of financial condition.

The table below presents, for the year ended December 31, 2014, a roll-forward of OTTI in those instances when a portion of the OTTI was attributable to non-credit related factors and, therefore, was recognized in other comprehensive loss:

(Dollars in thousands)	Gross Other- Than- Temporary Impairments	Other-Than- Temporary Impairments Included in Other Comprehensive Loss	Net Other-Than- Temporary Impairments Included in Retained Earnings (Deficit)
Balance – December 31, 2012	$(1,995)	$(1,264)	$(731)
Sale of impaired security	119	(59)	178
Changes in market value on securities for which an OTTI was previously recognized	417	417	—
Balance – December 31, 2013	$(1,459)	$(906)	$(553)
Change in market value on a security for which an OTTI was previously recognized	455	455	—
Principal received on OTTI security	18	18	—
Balance – December 31, 2014	$(986)	$(433)	$(553)
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
Based on our OTTI assessment process, we determined that there is one asset-backed security in our portfolio of securities available for sale that was impaired as of December 31, 2014. This security is a multi-class, cash flow collateralized bond obligation backed by a pool of trust preferred securities issued by a diversified pool of 56 issuers that consisted of 45 U.S. depository institutions and 11 insurance companies at the time of the security’s issuance in November 2007. We purchased $3.0 million face amount of this security in November 2007 at a price of 95.21% for a total purchase price of $2.9 million, out of a total of $363 million of this security sold at the time of issuance. The security that we own (CUSIP 74042CAE8) is the mezzanine class B piece security with a variable interest rate of 3 month LIBOR plus 60 basis points, which had a rating of Aa2 and AA by Moody’s and Fitch, respectively, at the time of issuance in 2007.
As of December 31, 2014 the amortized cost of this security was $2.1 million with a fair value of $1.7 million, for an unrealized loss of approximately $433 thousand. As of December 31, 2014, the security had a Ba2 rating from Moody’s and a CCC rating from Fitch and had experienced $42.5 million in defaults (12.5% of total current collateral) and $24.0 million in deferring securities (7% of total current collateral) from issuance to December 31, 2014. We estimate that the security could experience another $93.5 million in defaults before the issuer would not receive all of the contractual cash flows under this security. This analysis is based on the following assumptions: future default rates of 3.3%, prepayment rates of 1% until maturity, and 15% recovery of future defaults. Set forth below is additional information regarding impairment losses that we recognized in earnings:

Impairment Losses on OTTI Securities	For the Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Asset Backed Security	$—	$—	$(77)
Total impairment loss recognized in earnings	$—	$—	$(77)

We have made a determination that the remainder of our securities with respect to which there were unrealized losses as of December 31, 2014 are not other-than-temporarily impaired, because we have concluded that we have the ability to continue to hold those securities until their respective fair market values increase above their respective amortized costs or, if necessary, until their respective maturities. In reaching that conclusion we considered a number of factors and other information, which included: (i) the significance of each such security, (ii) the amount of the unrealized losses attributable to each such security, (iii) our liquidity position, (iv) the impact that retention of those securities could have on our capital position, and (v) our evaluation of the expected future performance of these securities (based on the criteria discussed above).

Loans
The following table sets forth the composition, by loan category, of our loan portfolio at December 31, 2014, 2013, 2012, 2011 and 2010:

	At December 31,
	2014		2013		2012		2011		2010
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial loans	$301,746	36.0%	$226,450	29.2%	$170,792	23.4%	$179,305	27.2%	$218,690	29.5%
Commercial real estate loans – owner occupied	212,515	25.4%	174,221	22.4%	165,922	22.7%	170,960	26.0%	178,085	24.0%
Commercial real estate loans – all other	146,676	17.5%	177,884	22.9%	150,189	20.6%	121,813	18.5%	136,505	18.4%
Residential mortgage loans – multi-family	95,276	11.4%	96,565	12.4%	105,119	14.4%	65,545	10.0%	84,553	11.4%
Residential mortgage loans – single family	64,326	7.7%	75,660	9.7%	87,263	11.9%	68,613	10.4%	72,442	9.8%
Construction loans	—	—	—	—%	—	—%	2,120	0.3%	3,048	0.4%
Land development loans	7,745	0.9%	18,458	2.4%	24,018	3.3%	25,638	3.9%	29,667	4.0%
Consumer loans	9,687	1.2%	7,599	1.0%	27,296	3.7%	24,285	3.7%	18,017	2.4%
Total loans	837,971	100.0%	776,837	100.0%	730,599	100.0%	658,279	100.0%	741,007	100.0%
Deferred fee (income) costs, net	59		(53)		(461)		(690)		(696)
Allowance for loan and lease losses	(13,833)		(11,358)		(10,881)		(15,627)		(18,101)
Loans, net	$824,197		$765,426		$719,257		$641,962		$722,210
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
The following table sets forth the maturity distribution of our loan portfolio (excluding single and multi-family residential mortgage loans and consumer loans) at December 31, 2014:

	December 31, 2014
	One Year or Less	Over One Year Through Five Years	Over Five Years	Total
	(Dollars in thousands)
Real estate loans(1)
Floating rate	$15,531	$38,034	$149,569	$203,134
Fixed rate	22,663	72,139	69,000	163,802
Commercial loans
Floating rate	51,865	49,106	12,108	113,079
Fixed rate	107,869	77,319	3,479	188,667
Total	$197,928	$236,598	$234,156	$668,682

(1)	Does not include mortgage loans on single or multi-family residences or consumer loans, which totaled $159.6 million and $9.7 million, respectively, at December 31, 2014.

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
The following table sets forth information regarding our nonperforming assets, as well as information regarding restructured loans, at December 31, 2014 and December 31, 2013:

	At December 31, 2014	At December 31, 2013
	(Dollars in thousands)
Nonaccrual loans:
Commercial loans	$16,182	$5,371
Commercial real estate	4,288	3,890
Residential real estate	1,472	1,874
Land development	2,111	391
Total nonaccrual loans	$24,053	$11,526
Loans past due 90 days and still accruing interest:
Total loans past due 90 days and still accruing interest	$—	$—
Other real estate owned (OREO):
Commercial real estate	$—	$9,569
Residential real estate	962	2,092
Construction and land development	630	630
Total other real estate owned	$1,592	$12,291
Other nonperforming assets:
Asset backed security	—	1,312
Total other nonperforming assets	$—	$1,312
Total nonperforming assets	$25,645	$25,129
Restructured loans:
Accruing loans	$11,084	$12,634
Nonaccruing loans (included in nonaccrual loans above)	5,935	5,936
Total restructured loans	$17,019	$18,570
As the above table indicates, total nonperforming assets increased by approximately $516 thousand, or 2.1%, to $25.6 million as of December 31, 2014 from $25.1 million as of December 31, 2013, primarily attributable to a $14.6 million loan relationship moved to non-accrual status, partially offset by $10.7 million of OREO sales from commercial real estate and residential real estate, the foreclosure and sale on a $1.8 million commercial loan comprised of real estate and returning a $1.3 million asset backed security to accrual status from nonaccrual status.
Information Regarding Impaired Loans. At December 31, 2014, loans deemed impaired totaled $35.1 million as compared to $24.2 million at December 31, 2013. We had an average investment in impaired loans of $28.5 million for the year ended December 31, 2014 as compared to $25.9 million for the year ended December 31, 2013. The interest that would have been earned during the year ended December 31, 2014 had the nonaccruing impaired loans remained current in accordance with their original terms was approximately $384 thousand.

The following table sets forth the amount of impaired loans to which a portion of the ALLL has been specifically allocated, and the aggregate amount so allocated, in accordance with Accounting Standards Codification (“ASC”) 310-10, and the amount of the ALLL and the amount of impaired loans for which no such allocations were made, in each case at December 31, 2014 and December 31, 2013:

	December 31, 2014			December 31, 2013
	Loans	Reserves for Loan Losses	% of Reserves to Loans	Loans	Reserves for Loan Losses	% of Reserves to Loans
	(Dollars in thousands)
Impaired loans with specific reserves	$2,554	$1,532	60.0%	$—	$—	—%
Impaired loans without specific reserves	32,583	—	—	24,160	—	—
Total impaired loans	$35,137	$1,532	4.4%	$24,160	$—	—%
The $11.0 million increase in impaired loans to $35.1 million at December 31, 2014 from $24.2 million at December 31, 2013 was primarily attributable to a $14.6 million loan relationship moved to non-accrual status, which is comprised of a commercial loan, commercial real estate loan and land loan. Accruing restructured loans were comprised of a number of loans performing in accordance with modified terms, which included lowering of interest rates, deferral of payments, or modifications to payment terms. Based on an internal analysis, using the current estimated fair values of the collateral or the discounted present values of the future estimated cash flows of the impaired loans, we concluded that, at December 31, 2014, $1.5 million of specific reserves were required on five impaired loans and that all remaining impaired loans were well secured and adequately collateralized with no specific reserves required.
Allowance for Loan and Lease Losses. The ALLL totaled $13.8 million, representing 1.65% of loans outstanding, at December 31, 2014, as compared to $11.4 million, or 1.46% of loans outstanding, at December 31, 2013.
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
Set forth below is information regarding loan balances and the related ALLL, by portfolio type, for the years ended December 31, 2014, 2013, 2012, 2011 and 2010 (excluding mortgage loans held for sale).

(Dollars in thousands)	Commercial	Real Estate	Land Development	Consumer and Single Family Mortgages	Total
ALLL for the year ended December 31, 2014:
Balance at beginning of year	$5,812	$4,517	$165	$864	$11,358
Charge offs	(551)	—	—	(102)	(653)
Recoveries	1,467	76	—	85	1,628
Provision	942	540	131	(113)	1,500
Balance at end of year	$7,670	$5,133	$296	$734	$13,833
Allowance for loan and lease losses as a percentage of average total loans					1.73%
Allowance for loan and lease losses as a percentage of total outstanding loans					1.65%
Ratio of net charge-offs to average loans outstanding during the period					(0.12)%
ALLL for the year ended December 31, 2013:
Balance at beginning of year	$6,340	$3,487	$248	$806	$10,881
Charge offs	(5,945)	(308)	(5)	(200)	(6,458)
Recoveries	2,337	5	54	34	2,430
Provision	3,080	1,333	(132)	224	4,505
Balance at end of year	$5,812	$4,517	$165	$864	$11,358
Allowance for loan and lease losses as a percentage of average total loans					1.59%
Allowance for loan and lease losses as a percentage of total outstanding loans					1.46%
Ratio of net charge-offs to average loans outstanding during the period					0.56%
ALLL for the year ended December 31, 2012:
Balance at beginning of year	$8,908	$5,777	$316	$626	$15,627
Charge offs	(6,664)	(1,184)	(158)	(568)	(8,574)
Recoveries	1,657	198	—	23	1,878
Provision	2,439	(1,304)	90	725	1,950
Balance at end of year	$6,340	$3,487	$248	$806	$10,881
Allowance for loan and lease losses as a percentage of average total loans					1.56%
Allowance for loan and lease losses as a percentage of total outstanding loans					1.49%
Ratio of net charge-offs to average loans outstanding during the period					0.96%
ALLL for the year ended December 31, 2011:
Balance at beginning of year	$10,017	$6,351	$830	$903	$18,101
Charge offs	(1,218)	(1,315)	(138)	(65)	(2,736)
Recoveries	1,067	3	—	25	1,095
Provision	(958)	738	(376)	(237)	(833)
Balance at end of year	$8,908	$5,777	$316	$626	$15,627
Allowance for loan and lease losses as a percentage of average total loans					2.20%
Allowance for loan and lease losses as a percentage of total outstanding loans					2.37%
Ratio of net charge-offs to average loans outstanding during the period					0.23%
ALLL for the year ended December 31, 2010:
Balance at beginning of year	$11,119	$5,968	$2,179	$1,079	$20,345
Charge offs	(11,473)	(660)	(649)	(783)	(13,565)
Recoveries	2,327	345	4	357	3,033
Provision	8,044	698	(704)	250	8,288
Balance at end of year	$10,017	$6,351	$830	$903	$18,101
Allowance for loan and lease losses as a percentage of average total loans					2.30%
Allowance for loan and lease losses as a percentage of total outstanding loans					2.44%
Ratio of net charge-offs to average loans outstanding during the period					1.34%

The ALLL increased $2.5 million from December 31, 2013 to December 31, 2014 as a result of net loan growth of $61.1 million in the year ended December 31, 2014 and an increase in specific reserves of $1.5 million on our impaired loans. The decrease in the provision for loan and lease losses from December 31, 2013 to December 31, 2014 was primarily a result of net recoveries of $975 thousand for the year ended December 31, 2014 compared to net charge-offs of $4.0 million during the year ended December 31, 2013.
We classify our loan portfolios using internal credit quality ratings. The credit quality table in Note 5, Loans and Allowance for Loan and Lease Losses below in Item 8, provides a summary of loans by portfolio type and our internal credit quality ratings as of December 31, 2014 and December 31, 2013. Total loans totaled approximately $838.0 million at December 31, 2014, an increase of $61.1 million from $776.8 million at December 31, 2013. The disaggregation of the loan portfolio by risk rating in the credit quality table located in Note 5 reflects the following changes that occurred between December 31, 2013 and December 31, 2014:

•
Loans rated "Pass" totaled $790.8 million, an increase of $65.1 million from $725.7 million at December 31, 2013. The increase was primarily attributable to new loan growth in commercial loans of $75.0 million and commercial real estate loans – owner occupied of $38.0 million, partially offset by payoffs of $31.2 million in commercial real estate – all other loans and the downgrade to "Substandard" of $16.0 million in commercial loans.

•
Loans rated "Special Mention" totaled $7.4 million, an increase of $2.2 million from $5.2 million at December 31, 2013. The increase was primarily the result of $7.4 million downgraded from "Pass", which included a $6.6 million commercial real estate - all other loan relationship, partially offset by the upgrade to "Pass" of a $5.2 million residential mortgage loan – multi family relationship in current status.

•
Loans rated "Substandard" totaled $38.2 million, a decrease of $7.7 million from $45.9 million at December 31, 2013. This decrease was primarily the result of principal payments of $21.0 million, the foreclosure and transfer to OREO of a $1.8 million commercial loan and a $1.0 million commercial loan relationship downgraded to "Doubtful", partially offset by approximately $16.0 million in loans downgraded from "Pass" to "Substandard".

•
Loans rated "Doubtful" totaled $1.6 million, an increase of $1.6 million from $65 thousand at December 31, 2013. The increase is primarily attributable to a $624 thousand commercial loan relationship downgraded from "Substandard" and a $1.0 million loan relationship downgraded from "Pass".

Our loss migration analysis currently utilizes a series of four staggered 15-quarter migration periods, which more heavily weights periods for which we experienced higher losses, to determine the loss factors we apply to each of the above-described loan classification categories. We previously used an eight quarter loss migration analysis through December 2013.  The economic cycle has improved based on delinquency balances due to the drop in impaired loan balances over the past few years.  Management decided an eight quarter loss migration cycle may overweight the benefits of an improving economic cycle and revisited the general reserve factors as part of its normal review of the ALLL, resulting in an increased look-back period. As a result, for purposes of determining applicable loss factors at December 31, 2014, our migration analysis covered the period from December 1, 2010 to December 31, 2014. That migration analysis resulted in lower loss factors due to the net recoveries during the current year partially offset by the use of the longer historical periods with higher losses.  We increased our reserves in 2014 due to the growth of the loan portfolio over 2014, which was partially offset by the use of the lower loss factors.  We believe this was consistent with and reasonably reflects current economic conditions portfolio trends and the risks that were inherent in our loan portfolio a December 31, 2014.
The table below sets forth loan delinquencies, by quarter, from December 31, 2014 to December 31, 2013.

	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013
Loans Delinquent:	(Dollars in thousands)
90 days or more:
Commercial loans	$—	$303	$1,647	$266	$2,192
Commercial real estate	2,117	2,117	2,117	2,117	2,117
Residential mortgages	285	244	—	—	—
Land development loans	364	364	—	—	—
	2,766	3,028	3,764	2,383	4,309
30-89 days:
Commercial loans	553	1,079	4,251	1,416	—
Commercial real estate	20	—	485	—	—
Residential mortgages	835	43	264	137	748
Land development loans	—	—	368	—	—
Consumer loans	17	—	—	—	450
	1,425	1,122	5,368	1,553	1,198
Total Past Due(1):	$4,191	$4,150	$9,132	$3,936	$5,507

(1)	Past due balances include nonaccrual loans.
As the above table indicates, total past due loans decreased by $1.3 million, to $4.2 million at December 31, 2014 from $5.5 million at December 31, 2013. Loans past due 90 days or more decreased by $1.5 million, to $2.8 million at December 31, 2014, from $4.3 million at December 31, 2013 primarily attributable to the foreclosure and transfer to OREO of a $1.8 million nonaccrual loan which was sold during 2014.
Loans 30-89 days past due decreased by $227 thousand to $1.4 million at December 31, 2014 from $1.2 million at December 31, 2013.

Deposits
Average Balances of and Average Interest Rates Paid on Deposits
Set forth below are the average amounts of, and the average rates paid on, deposits for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014		2013		2012
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)
Noninterest bearing demand deposits	$206,295	—	$188,696	—	$172,442	—
Interest-bearing checking accounts	36,281	0.28%	33,447	0.28%	27,381	0.30%
Money market and savings deposits	170,047	0.34%	155,352	0.36%	177,256	0.76%
Time deposits(1)	431,789	0.96%	354,720	1.06%	394,473	1.40%
Total deposits	$844,412	0.57%	$732,215	0.60%	$771,552	0.90%

(1)	Comprised of time certificates of deposit in denominations of less than and more than $100,000.
Deposit Totals
Deposits totaled $916.3 million at December 31, 2014 as compared to $780.2 million at December 31, 2013. The following table provides information regarding the mix of our deposits at December 31, 2014 and December 31, 2013:

	At December 31, 2014		At December 31, 2013
	Amounts	% of Total Deposits	Amounts	% of Total Deposits
	(Dollars in thousands)
Core deposits
Noninterest bearing demand deposits	$237,491	25.9%	$203,942	26.1%
Savings and other interest-bearing transaction deposits	318,096	34.7%	197,614	25.3%
Time deposits	360,722	39.4%	378,669	48.5%
Total deposits	$916,309	100.0%	$780,225	100.0%
At December 31, 2014, noninterest-bearing deposits totaled $237.5 million, and 25.9% of total deposits, as compared to $203.9 million, and 26.1% of total deposits at December 31, 2013. Certificates of deposit in denominations of $100,000 or more, on which we pay higher rates of interest than on other deposits, aggregated $315.0 million, or 34.4%, of total deposits at December 31, 2014, as compared to $327.6 million, and 42.0%, of total deposits at December 31, 2013.
Set forth below is a maturity schedule of domestic time certificates of deposit outstanding at December 31, 2014 and December 31, 2013:

	December 31, 2014		December 31, 2013
Maturities	Certificates of Deposit Under $ 100,000	Certificates of Deposit $100,000 or more	Certificates of Deposit Under $100,000	Certificates of Deposit $100,000 or more
	(Dollars in thousands)
Three months or less	$16,841	$118,302	$19,581	$90,694
Over three and through six months	6,740	29,933	7,359	36,946
Over six and through twelve months	13,707	96,507	17,735	149,919
Over twelve months	8,433	70,259	6,354	50,081
Total	$45,721	$315,001	$51,029	$327,640

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
Our liquid assets, which included cash and due from banks, federal funds sold, interest earning deposits that we maintain with financial institutions and unpledged securities available for sale (excluding Federal Reserve Bank and FHLB stock) totaled $225.8 million, which represented 21% of total assets, at December 31, 2014. We believe that our cash and cash equivalent resources, together with available borrowings under our credit facilities, will be sufficient to meet normal operating requirements for at least the next twelve months, including to enable us to meet any increase in deposit withdrawals that might occur in the foreseeable future.
Cash Flow Provided by (Used in) Operating Activities. In 2014, operating activities provided net cash of $8.8 million, comprised primarily of $8.7 million provided by our discontinued operations. In 2013, operating activities provided net cash of $35.6 million, comprised primarily of $43.6 million provided by our discontinued operations, a $1.6 million decrease in our income tax receivable, partially offset by our net loss of $22.2 million. Significant non-cash items increased the net loss in 2013 which consisted of $4.5 million provision for loan and lease losses, a $4.2 million decrease in our deferred tax assets, and a $1.9 million write down on OREO.
Cash Flow (Used in) Provided by Investing Activities. In 2014, investing activities used net cash of $45.4 million, primarily attributable to $65.7 million used to fund an increase in loans, $1.9 million for purchases of securities available for sale, and a $2.2 million increase in our interest bearing time deposits with financial institutions, partially offset by $9.0 million of cash from maturities of and principal payments on securities available for sale and $15.3 million of proceeds from sales of OREO. In 2013, investing activities used net cash of $22.0 million, primarily attributable to $50.2 million used to fund an increase in loans, partially offset by $6.7 million of cash from sales of securities available for sale, $13.3 million of cash from maturities and principal payments on securities available for sale, and $10.4 million of proceeds from sales of OREO.
Cash Flow Used in Financing Activities. In 2014, financing activities provided net cash of $106.8 million, consisting primarily of a $102.5 million net increase in interest bearing deposits, which resulted from a decision to increase the rates of interest we pay on our certificates of deposit in order to decrease our loan-to-deposit ratio and increase our liquidity, and an increase in noninterest bearing deposits of $33.5 million, partially offset by a $30.5 million decrease in borrowings. In 2013, financing activities used net cash of $34.9 million, consisting primarily of a $99 million net decrease in interest bearing deposits, which resulted primarily from a decision not to renew some time certificates of deposit at their maturity in order to reduce our costs of funds, partially offset by net proceeds of approximately $15.0 million from a private placement of shares of our common stock in the first quarter of 2013, a $15.0 million increase in borrowings and an increase in noninterest bearing deposits of $34 million.
Ratio of Loans to Deposits. The relationship between gross loans and total deposits can provide a useful measure of a bank’s liquidity. Since repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loan-to-deposit ratio the less liquid are our assets. On the other hand, since we realize greater yields on loans than we do on investments, a lower loan-to-deposit ratio can adversely affect interest income and earnings. As a result, our goal is to achieve a loan-to-deposit ratio that appropriately balances the requirements of liquidity and the need to generate a fair return on our assets. At December 31, 2014 and 2013, the loan-to-deposit ratio was 91% and 100%, respectively.

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
The following table sets forth the capital and capital ratios of the Company (on a consolidated basis) and the Bank (on a stand-alone basis) at December 31, 2014, as compared to the respective regulatory requirements applicable to them.

			Applicable Federal Regulatory Requirement
			For Capital Adequacy Purposes		To be Categorized As Well Capital
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total Capital to Risk Weighted Assets:
Company	$142,142	17.0%	$66,924	At least 8.0	N/A	N/A
Bank	122,930	14.8%	66,524	At least 8.0	$83,155	At least 10.0
Tier 1 Capital to Risk Weighted Assets:
Company	$131,635	15.7%	$33,462	At least 4.0	N/A	N/A
Bank	112,485	13.5%	33,262	At least 4.0	$49,893	At least 6.0
Tier 1 Capital to Average Assets:
Company	$131,635	12.2%	$43,055	At least 4.0	N/A	N/A
Bank	112,485	10.5%	42,806	At least 4.0	$53,508	At least 5.0
At December 31, 2014 the Bank (on a stand-alone basis) continued to qualify as a well-capitalized institution, and the Company continued to exceed the minimum required capital ratios applicable to it, under the capital adequacy guidelines described above.
In early July 2013, the Federal Reserve Board and the FDIC  issued final rules implementing the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act changes.  The rules revise minimum capital requirements and adjust prompt correct action thresholds.  The final rules revise the regulatory capital elements, add a new common equity Tier 1 capital ratio, increase the minimum Tier 1 capital ratio requirement, and implement a new capital conservation buffer.  The rules also permit certain banking organizations to retain, through a one-time election, the existing treatment for accumulated other comprehensive income.  The final rules took effect for community banks on January 1, 2015, subject to a transition period for certain parts of the rules.  Management believes the Company and the Bank will remain well-capitalized under the new rules.
The consolidated total capital and Tier 1 capital of the Company at December 31, 2014 includes an aggregate of $17.0 million principal amount of the $17.5 million of junior subordinated debentures that we issued in 2002 and 2004. We contributed the net proceeds from the sales of the junior subordinated debentures to the Bank over the nine year period ended December 31, 2014, thereby providing it with additional cash to fund the growth of its banking operations and, at the same time, to increase its total capital and Tier 1 capital.
As a result of the FRBSF Agreement entered into in August 2010, the Company has been restricted from making required quarterly interest payments on the junior subordinated debentures. In connection with termination of the FRBSF Agreement in November 2014, the Company received approval from the FRBSF to make unpaid interest payments on the junior subordinated debentures. Accordingly, in December 2014, the Company made payments of $2.6 million on its outstanding junior subordinated debentures, representing the interest accrued but unpaid from June 26, 2010 to October 31, 2014 plus scheduled payments for December 2014 and January 2015. During the deferral of the interest payments on the junior subordinated debentures the Company had accrued the scheduled payments for financial statement purposes. Consequently, the payments had no impact on the Company’s consolidated statement of operations. Notwithstanding termination of the FRBSF Agreement, future quarterly interest payments on the junior subordinated debentures require prior approval of the FRBSF.
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
The principal source of cash available to a bank holding company consists of cash dividends from its bank subsidiaries. There are currently several restrictions on the Bank’s ability to pay us cash dividends. Government regulations, including the laws of the State of California, as they pertain to the payment of cash dividends by California state chartered banks, limits the amount of funds that the Bank is permitted to dividend to us. Further, Section 23(a) of the Federal Reserve Act limits the amounts that a bank may loan to its bank holding company to an aggregate of no more than 10% of the bank subsidiary’s capital surplus and retained earnings and requires that such loans be secured by specified assets of the bank holding company. See Note 14, Shareholders’ Equity in the notes to our consolidated financial statements for more detail regarding the restrictions on dividends and inter-company transactions. While restrictions on the payment of dividends from the Bank to us exist, there are no restrictions on the dividends that PM Asset Resolution, Inc. (“PMAR”), our wholly owned subsidiary, may pay us. PMAR has approximately $15.3 million in assets which are in the process of being liquidated and could provide us with additional cash if required. In addition, we currently have sufficient cash on hand to meet our cash obligations. As a result, we do not expect that these restrictions will impact our ability to meet our cash obligations.

Off Balance Sheet Arrangements
Loan Commitments and Standby Letters of Credit. To meet the financing needs of our customers in the normal course of business, we are a party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit and standby letters of credit. At December 31, 2014 and 2013, we were committed to fund certain loans including letters of credit amounting to approximately $148 million and $138 million, respectively.
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

Contractual Obligations
Borrowings. As of December 31, 2014, we had $29.5 million of outstanding short-term borrowings and $10.0 million of outstanding long-term borrowings that we had obtained from the FHLB. The table below sets forth the amounts of, the interest rates we pay on and the maturity dates of these FHLB borrowings. These borrowings had a weighted-average annualized interest rate of 0.75% for the year ended December 31, 2014.

Principal Amounts	Interest Rate	Maturity Dates	Principal Amounts	Interest Rate	Maturity Dates
(Dollars in thousands)
$4,500	0.78%	March 26, 2015	$5,000	0.57%	September 30, 2015
5,000	0.76%	March 30, 2015	5,000	1.08%	September 19, 2016
10,000	0.61%	August 31, 2015	5,000	0.96%	September 30, 2016
5,000	0.61%	September 18, 2015
At December 31, 2014, $424.5 million of residential mortgage and other real estate secured loans were pledged to secure these FHLB borrowings.
The highest amount of borrowings outstanding at any month-end during the year ended December 31, 2014 was $70 million, which consisted of borrowings from the FHLB. By comparison, the highest amount of borrowings outstanding at any month end in 2013 consisted of $85 million of borrowings from the FHLB.
Junior Subordinated Debentures. Pursuant to rulings of the Federal Reserve Board, bank holding companies were permitted to issue long term subordinated debt instruments that, subject to certain conditions, would qualify as and, therefore, augment capital for regulatory purposes. At December 31, 2014, we had outstanding approximately $17.5 million principal amount of 30-year junior subordinated floating rate debentures (the “Debentures”).
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
These Debentures require quarterly interest payments, which are used to make quarterly distributions required to be paid on the corresponding trust preferred securities. Subject to certain conditions, we have the right, at our discretion, to defer those interest payments, and the corresponding distributions on the trust preferred securities, for up to five years. Exercise of this deferral right does not constitute a default of our obligations to pay the interest on the Debentures or the corresponding distributions that are payable on the trust preferred securities. As of December 31, 2014, we were current on all interest payments. See discussion above under the subcaption “—Capital Resources - Regulatory Capital Requirements Applicable to Banking Institutions.”
Under Federal Reserve Board rulings, the borrowings evidenced by the Debentures, which are subordinated to all other borrowings that are outstanding or which we may obtain in the future, are eligible (subject to certain dollar limitations) to qualify as Tier I capital for regulatory purposes. At each of December 31, 2014 and 2013, $17.0 million of the Debentures qualified as Tier I capital for regulatory purposes.
Other Contractual Obligations
Set forth below is information regarding our material contractual obligations as of December 31, 2014:
Operating Lease Obligations. We lease certain facilities and equipment under various non-cancelable operating leases, which include escalation clauses ranging between 2% and 6% per annum. Future minimum non-cancelable lease commitments, were as follows:

At December 31, 2014
(Dollars in thousands)
2015	$2,710
2016	2,213
2017	1,381
2018	1,304
2019 and beyond	1,847
Total	$9,455
Maturing Time Certificates of Deposits. Set forth below is a maturity schedule, as of December 31, 2014, of time certificates of deposit of $100,000 or more:

At December 31, 2014
(In thousands)
2015	$244,743
2016	64,479
2017	4,471
2018	476
2019 and beyond	832
Total	$315,001

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
Allowance for Loan and Lease Losses. We maintain reserves to provide for loan and lease losses that occur in the ordinary course of the banking business. When it is determined that the payment in full of a loan has become unlikely, the carrying value of the loan is reduced ("written down") to what management believes is its realizable value or, if it is determined that a loan no longer has any realizable value, the carrying value of the loan is written off in its entirety (a loan "charge-off"). Loan charge-offs and write-downs are charged against our ALLL. The amount of the ALLL is increased periodically to replenish the ALLL after it has been reduced due to loan write-downs or charge-offs. The ALLL also is increased or decreased periodically to reflect increases or decreases in the volume of outstanding loans and to take account of changes in the risk of potential loan losses due to a deterioration or improvement in the condition of borrowers or in the value of properties securing non-performing loans or adverse changes or improvements in economic conditions. Increases in the ALLL are made through a charge, recorded as an expense in the statement of operations, referred to as the "provision for loan and lease losses." Recoveries of loans previously charged-off are added back to and, therefore, to that extent increase the ALLL and reduce the amount of the provision for loan losses that might otherwise have had to be made to replenish or increase the ALLL. See "—Financial Condition—Nonperforming Loans and the Allowance for Loan and Lease Losses" above in this Item 7 for additional information regarding the ALLL.
Fair Value of Securities Available for Sale. Under applicable accounting principles, we are required to recognize any unrealized loss or gain on the securities we hold for sale. An unrealized gain occurs when the fair value of a security available for sale increases above its amortized cost as recorded on our balance sheet. An unrealized loss occurs when the fair value of a security available for sale declines below its amortized cost as recorded on our balance sheet. As a result, we make determinations, on a quarterly basis, of the fair values of the securities available for sale in order to determine if there are any unrealized losses in those securities. When there is an active market for such a security, the determination of its fair value is based on market prices. If there is no active trading market, but such securities do trade from time to time, we rely primarily on quotes we obtain from third party vendors and securities brokers to determine the fair values of those securities. However, quotes are not always available for some securities and, in those instances, we make those fair value determinations on the basis of a variety of industry standard pricing methodologies, such as discounted cash flow analyses, matrix pricing, and option adjusted spread models, as well as fundamental analysis of the creditworthiness of the obligors under those securities. These methodologies require us to make various assumptions relating to such matters as future prepayment speeds, yield, duration, Federal Reserve Board monetary policies and the supply and demand for the individual securities. Consequently, if changes were to occur in market or other conditions or the circumstances on which our earlier assumptions or judgments were based, it could become necessary for us to reduce the fair values of such securities, which would result in charges to accumulated other comprehensive income (loss) on our balance sheet. Moreover, if we conclude that reductions in the fair values of any securities are other than temporary, it would be necessary for us to recognize an impairment loss to noninterest income in our statement of operations.
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
As a smaller reporting company (as defined in Item 10 of Regulation S-K) for the year ended December 31, 2014, we are not required to provide the information required by this item.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING
FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Shareholders
Pacific Mercantile Bancorp
We have audited Pacific Mercantile Bancorp and subsidiaries’ (Pacific Mercantile Bancorp) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Pacific Mercantile Bancorp’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Pacific Mercantile Bancorp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition of Pacific Mercantile Bancorp and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows, and our report dated March 13, 2015 expressed an unqualified opinion.

/s/ McGladrey LLP
Los Angeles, CA
March 13, 2015

ITEM 8.	FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Pacific Mercantile Bancorp
We have audited the accompanying consolidated statement of financial condition of Pacific Mercantile Bancorp and subsidiaries (the Company) as of December 31, 2014 and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pacific Mercantile Bancorp and subsidiaries, and the results of their operations and their cash flows for the year ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 13, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ McGladrey LLP
Los Angeles, CA
March 13, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Pacific Mercantile Bancorp and Subsidiaries
We have audited the accompanying consolidated statements of financial condition of Pacific Mercantile Bancorp (a California Corporation) and subsidiaries (collectively, the “Company”) as of December 31, 2013, and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity, and cash flows for each of the two years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pacific Mercantile Bancorp and subsidiaries as of December 31, 2013, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.
/s/ SQUAR, MILNER, PETERSON, MIRANDA & WILLIAMSON, LLP
Newport Beach, California
March 14, 2014

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except for per share data)

	December 31,
	2014	2013
ASSETS
Cash and due from banks	$9,997	$13,489
Interest bearing deposits with financial institutions	167,138	93,451
Cash and cash equivalents	177,135	106,940
Interest-bearing time deposits with financial institutions	4,668	2,423
Federal Reserve Bank of San Francisco and Federal Home Loan Bank Stock, at cost	8,137	8,531
Securities available for sale, at fair value	60,926	65,989
Loans (net of allowances of $13,833 and $11,358, respectively)	824,197	765,426
Other real estate owned	1,592	12,291
Accrued interest receivable	2,436	2,017
Premises and equipment, net	1,092	1,067
Net deferred tax assets	5,933	7,553
Assets of discontinued operations	—	12,189
Other assets	13,494	12,157
Total assets	$1,099,610	$996,583
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$237,491	$203,942
Interest-bearing	678,818	576,283
Total deposits	916,309	780,225
Borrowings	39,500	70,000
Accrued interest payable	222	2,285
Other liabilities	6,771	8,075
Junior subordinated debentures	17,527	17,527
Liabilities of discontinued operations	—	3,313
Total liabilities	980,329	881,425
Commitments and contingencies (Note 15)
Shareholders’ equity:
Preferred stock, no par value, 2,000,000 shares authorized:
Series B Convertible 8.4% Noncumulative Preferred Stock, 300,000 shares authorized; 112,000 issued and outstanding at December 31, 2014 and December 31, 2013; liquidation preference $100 per share, plus accumulated but undeclared dividends at December 31, 2014 and December 31, 2013	8,747	8,747
Series C Convertible 8.4% Noncumulative Preferred Stock, 300,000 shares authorized; 29,308 and 18,185 issued and outstanding at December 31, 2014 and December 31, 2013, respectively; liquidation preference $100 per share plus accumulated but undeclared dividends at December 31, 2014 and December 31, 2013	2,930	1,818
Common stock, no par value, 85,000,000 shares authorized; 19,462,561 and 19,135,169 shares issued and outstanding at December 31, 2014 and December 31, 2013, respectively	131,181	128,877
Accumulated deficit	(22,885)	(22,130)
Accumulated other comprehensive loss	(692)	(2,154)
Total shareholders’ equity	119,281	115,158
Total liabilities and shareholders’ equity	$1,099,610	$996,583
The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except for per share data)

	Year Ended December 31,
	2014	2013	2012
Interest income:
Loans, including fees	$36,344	$33,819	$35,934
Securities available for sale and stock	1,613	1,599	2,214
Interest-bearing deposits with financial institutions	333	233	278
Total interest income	38,290	35,651	38,426
Interest expense:
Deposits	4,817	4,421	6,941
Borrowings	1,012	896	1,108
Total interest expense	5,829	5,317	8,049
Net interest income	32,461	30,334	30,377
Provision for loan and lease losses	1,500	4,505	1,950
Net interest income after provision for loan and lease losses	30,961	25,829	28,427
Noninterest income
Total other-than-temporary impairment of securities	—	—	131
Less: portion of other-than-temporary impairment losses recognized in other comprehensive loss	—	—	208
Net impairment loss recognized in earnings	—	—	(77)
Service fees on deposits and other banking services	896	801	895
Net gains on sale of securities available for sale	—	44	2,123
Net gain on sale of small business administration loans	2,074	—	—
Other noninterest income	1,400	348	821
Total noninterest income	4,370	1,193	3,762
Noninterest expense
Salaries and employee benefits	22,571	19,585	14,960
Occupancy	2,499	2,234	1,844
Equipment and depreciation	1,541	1,609	1,421
Data processing	931	786	745
FDIC expense	1,336	1,769	2,319
Other real estate owned expense, net	1,962	3,233	6,982
Professional fees	2,434	3,498	4,328
Provision for (recovery of) contingencies	—	(562)	14
Business development	262	340	671
Loan related expense	532	355	258
Insurance	484	578	508
Other operating expense	2,256	2,921	2,420
Total noninterest expense	36,808	36,346	36,470
Loss from continuing operations before income taxes	(1,477)	(9,324)	(4,281)
Income tax (benefit) provision	(608)	5,610	(6,920)
Net (loss) income from continuing operations	(869)	(14,934)	2,639
Discontinued Operations
Income (loss) from discontinued operations before income taxes	1,937	(7,721)	10,971
Income tax provision (benefit)	711	(439)	3,956
Net income (loss) from discontinued operations	1,226	(7,282)	7,015
Net income (loss)	357	(22,216)	9,654
Accumulated declared dividends on preferred stock	(547)	(538)	(941)
Accumulated undeclared dividends on preferred stock	(616)	(544)	(17)
Net (loss) income allocable to common shareholders	$(806)	$(23,298)	$8,696
Basic (loss) income per common share:
Net (loss) income from continuing operations	$(0.11)	$(0.88)	$0.11
Net (loss) income available to common shareholders	$(0.04)	$(1.28)	$0.57
Diluted (loss) income per common share:
Net (loss) income from continuing operations	$(0.11)	$(0.88)	$0.15
Net (loss) income available to common shareholders	$(0.04)	$(1.28)	$0.55
Weighted average number of common shares outstanding:
Basic	19,230,913	18,240,891	15,386,106
Diluted	19,230,913	18,240,891	17,674,974
The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)

	Year Ended December 31,
	2014	2013	2012
Net income (loss)	$357	$(22,216)	$9,654
Other comprehensive income (loss), net of tax:
Change in unrealized gain (loss) on securities available for sale	1,462	(1,609)	1,533
Change in net unrealized gain and prior service benefit on supplemental executive retirement plan	—	20	(55)
Total comprehensive income (loss)	$1,819	$(23,805)	$11,132
The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Shares and dollars in thousands)
For the Three Years Ended December 31, 2014

	Series A, B, and C Preferred stock		Common stock		Retained earnings (accumulated deficit)	Accumulated other comprehensive income (loss)	Total
	Number of shares	Amount	Number of shares	Amount
Balance at December 31, 2011	123	$9,847	12,273	$86,366	$(7,545)	$(2,043)	$86,625
Sale of Common stock	—	—	4,201	24,591	—	—	24,591
Series A Preferred Stock conversion to common stock	(11)	(1,100)	144	1,100	—	—	—
Series A Preferred Stock dividend	—	—	37	205	(205)	—	—
Series C Preferred Stock issued as a stock dividend on Series B Preferred Stock	13	1,280	—	—	(1,280)	—	—
Common stock based compensation expense	—	—	—	483	—	—	483
Common stock options exercised	—	—	22	1	—	—	1
Common stock warrants issued	—	—	—	44	—	—	44
Net income	—	—	—	—	9,654	—	9,654
Other comprehensive income	—	—	—	—	—	1,478	1,478
Balance at December 31, 2012	125	$10,027	16,677	$112,790	$624	$(565)	$122,876
Sale of Common stock	—	—	2,222	14,978	—	—	14,978
Conversion of Series A Preferred Stock conversion to common stock	—	—	141	—	—	—	—
Series C Preferred Stock issued as a stock dividend on Series B Preferred Stock	5	538	—	—	(538)	—	—
Common Stock based compensation expense	—	—	—	804	—	—	804
Common stock options exercised	—	—	95	305	—	—	305
Net loss	—	—	—	—	(22,216)	—	(22,216)
Other comprehensive (loss)	—	—	—	—	—	(1,589)	(1,589)
Balance at December 31, 2013	130	$10,565	19,135	$128,877	$(22,130)	$(2,154)	$115,158
Issuance of restricted stock, net	—	—	51	—	—	—	—
Tax effect from vesting of restricted stock	—	—	(12)	(52)	—	—	(52)
Series C Preferred Stock issued as a stock dividend on Series B Preferred Stock	11	1,112	—	—	(1,112)	—	—
Common stock based compensation expense	—	—	—	1,139	—	—	1,139
Common stock options exercised	—	—	289	1,217	—	—	1,217
Net income	—	—	—	—	357	—	357
Other comprehensive income	—	—	—	—	—	1,462	1,462
Balance at December 31, 2014	141	$11,677	19,463	$131,181	$(22,885)	$(692)	$119,281
The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(Dollars in thousands)

	Year Ended December 31,
	2014	2013	2012
Cash Flows From Operating Activities:
Net income (loss)	$357	$(22,216)	$9,654
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	462	536	506
Provision for loan and lease losses	1,500	4,505	1,950
Amortization of premium on securities	331	462	363
Net gains on sales of securities available for sale	—	(44)	(2,123)
Other	(105)	262	(32)
Other than temporary impairment on securities available for sale	—	—	77
Net amortization of deferred fees and unearned income on loans	(662)	(386)	(538)
Net loss (gain) on sales of other real estate owned	296	(1,324)	528
Net gain on sale of premises and equipment	(56)	(14)	(25)
Net gain on sale of small business administration loans	(2,074)	—	—
Small business administration loan originations	(27,097)	—	—
Proceeds from sale of small business administration loans	29,245	—	—
Write down of other real estate owned	343	1,922	5,501
Stock-based compensation expense	1,139	804	483
Tax effect included in stockholders equity of restricted stock vesting	(52)	—	—
Changes in operating assets and liabilities:
Net (increase) decrease in accrued interest receivable	(419)	225	263
Net (increase) decrease in other assets	(696)	958	(4,982)
Net decrease (increase) in deferred taxes	1,620	4,165	(4,954)
Net (increase) decrease in income taxes receivable	(691)	1,605	(1,444)
Net (decrease) increase in accrued interest payable	(2,063)	453	388
Net (decrease) increase in other liabilities	(1,304)	97	3,347
Net cash provided by discontinued operations	8,702	43,574	1,362
Net cash provided by operating activities	8,776	35,584	10,324
Cash Flows From Investing Activities:
Net increase in interest-bearing time deposits with financial institutions	(2,245)	—	(1,000)
Maturities of and principal payments received on securities available for sale and other stock	9,403	13,256	30,024
Purchase of securities available for sale and other stock	(1,863)	(1,215)	(150,455)
Proceeds from sale of securities available for sale and other stock	—	6,689	185,696
Proceeds from sale of other real estate owned	15,269	10,405	12,514
Capitalized cost of other real estate owned	(21)	(308)	(381)
Net increase in loans	(65,668)	(50,245)	(72,602)
Net decrease in commercial loans held for sale	—	—	4,503
Purchases of premises and equipment	(334)	(618)	(902)
Proceeds from sale of premises and equipment	77	71	36
Net cash (used in) provided by investing activities	(45,382)	(21,965)	7,433
Cash Flows From Financing Activities:
Proceeds from sale of common stock	—	14,978	24,591
Net increase (decrease) in deposits	136,084	(65,170)	(16,652)
Proceeds from borrowings	—	35,000	40,000
Payments of borrowings	(30,500)	(20,000)	(34,000)
Proceeds from exercise of common stock options	1,217	305	1
Proceeds from sale of stock purchase warrants	—	—	44
Net cash provided by (used in) financing activities	106,801	(34,887)	13,984
Net increase (decrease) in cash and cash equivalents	70,195	(21,268)	31,741
Cash and Cash Equivalents, beginning of period	106,940	128,208	96,467
Cash and Cash Equivalents, end of period	$177,135	$106,940	$128,208
Supplementary Cash Flow Information:
Cash paid for interest on deposits and other borrowings	$7,892	$4,864	$8,155
Cash paid for income taxes	$—	$—	$2,872
 The accompanying notes are an integral part of these consolidated financial statements.

(Dollars in thousands)	Year Ended December 31,
	2014	2013	2012
Non-Cash Investing Activities:
Transfer of loans into other real estate owned	$5,188	$5,276	$—
Transfer of loans held for sale to loans held for investment	$—	$5,319	$10,004
Transfer of loans held for investment to loans held for sale	$—	$—	$5,388
Non-Cash Financing Activities:
Series C Preferred Stock issued in connection with dividends on Series B Preferred Stock	$1,112	$538	$1,280
Conversion of Series A Preferred Stock to common stock	$—	$—	$1,100
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
During the first quarter of 2013, PMBC organized a new wholly-owned subsidiary, PM Asset Resolution, Inc. ("PMAR"), for the purpose of purchasing certain non-performing loans and other real estate from the Bank and thereafter collecting or disposing of those assets. During the fourth quarter of 2013, the Bank announced the closure of our mortgage banking business, which was completed in the third quarter of 2014. The Bank operated a direct-to-consumer retail mortgage banking business, originating and funding residential mortgage loans and selling those loans, generally within the succeeding 30 days. Our mortgage banking operations are classified as discontinued operations within the financial statements and footnotes for all presented periods.
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
Use of Estimates
The preparation of the financial statements in conformity with GAAP requires us to make certain estimates and assumptions that could affect the reported amounts of certain of our assets, liabilities, and contingencies at the date of the financial statements and the reported amounts of our revenues and expenses during the reporting periods. For the fiscal periods covered by this Report, those estimates related primarily to our determinations of the allowance for loan and lease losses, the fair values of securities available for sale, repurchase reserves on mortgage loans sold, and the determination of reserves pertaining to deferred tax assets. If circumstances or financial trends on which those estimates were based were to change in the future or there were to occur any currently unanticipated events affecting the amounts of those estimates, our future financial position or results of operations could differ, possibly materially, from those expected at the current time.
Principles of Consolidation
Our consolidated financial statements for the years ended December 31, 2014 and 2013 include the accounts of PMBC, the Bank and PMAR. Our consolidated financial statements for the year ended December 31, 2012 include the accounts of PMBC and the Bank. All significant intercompany balances and transactions were eliminated in consolidation.
Discontinued Operations
The revenues and expenses of our mortgage banking division are reported in the consolidated statements of operations as discontinued operations for all periods presented. In determining whether the revenues and expenses are reported as discontinued operations, we evaluate whether we have any significant continuing involvement in the management of any of the mortgage banking operations. If we were to determine that we had any significant continuing involvement, the revenues and expenses of the respective operations would not be recorded in discontinued operations. As of December 31, 2014 and 2013, we determined that the mortgage repurchase reserves are a liability of the Bank and are not included within the liabilities of discontinued operations. The repurchase reserves are included within other liabilities of the consolidated statements of financial condition.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents
For purposes of the statements of cash flow, cash and cash equivalents consist of cash and due from banks, interest bearing demand deposits with the FRBSF, federal funds sold and interest-bearing deposits, with original maturities of 90 days or less, with financial institutions. Generally, federal funds are sold for one-day periods. As of December 31, 2014 and 2013 the Bank maintained required reserves with FRBSF of approximately $724,000 and $932,000, respectively, which are included in cash and due from banks in the accompanying consolidated statements of financial condition.
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
Loan Loss Obligation on Loans Previously Sold
Upon a sale of mortgage loans held for sale (“LHFS”) that we have originated the risk of loss due to default by the borrower is generally transferred to the investor. However, we are required to make certain representations to the purchasers of such loans relating to credit information, loan documentation and collateral. These representations and warranties may extend through the contractual life of the loan. If subsequent to the sale of such a loan, any underwriting deficiencies, borrower fraud or documentation defects are discovered with respect to the loan, we may become obligated to repurchase the loan or indemnify the investors for any losses from borrower defaults if such deficiencies or defects cannot be cured within the specified cure periods following their discovery. The obligation for losses attributable to any erroneous representations and warranties or other deficiencies or defects is recorded at its estimate of expected future losses using historical and projected loss frequency and loss severity ratios to estimate our exposure to such losses. In the case of early loan payoffs and early defaults on certain loans, we may be required to repay all or a portion of any premium initially paid by the purchaser of the loan at the time of sale. The obligations associated with early loan payoffs and early defaults on mortgage loans are estimated on the basis of historical loss experience by type of loan.
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

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

An allowance for loan and lease losses (“ALLL”) is established by means of a provision for loan and lease losses that is charged against income. If we conclude that the collection, in full, of the carrying amount of a loan has become unlikely, the loan, or the portion thereof that is believed to be uncollectible, is charged against the ALLL. We carefully monitor changing economic conditions, the loan portfolio by category, the financial condition of borrowers and the history of the performance of the loan portfolio in determining the adequacy of the ALLL. Additionally, as the volume of loans increases, additional provisions for loan losses may be required to maintain the allowance at levels deemed adequate. Moreover, if economic conditions were to deteriorate, causing the risk of loan losses to increase, it would become necessary to increase the allowance to an even greater extent, which would necessitate additional provisions that would be charged to income. We also evaluate the unfunded portion of loan commitments and establish a loss reserve, included in other liabilities, for such unfunded commitments through a charge against noninterest expense. The loss reserve for unfunded loan commitments was $275,000 and $225,000 at December 31, 2014 and 2013, respectively.
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
Restructured Loans
We sometimes modify or restructure loans when the borrower is experiencing financial difficulties by making a concession to the borrower in the form of changes in the amortization terms, reductions in the interest rates, the acceptance of interest only payments and, in limited cases, concessions to the outstanding loan balances. These loans are classified as troubled debt restructurings (“TDRs”) and considered impaired loans. TDRs are loans modified for the purpose of alleviating temporary impairments to the borrower’s financial condition or cash flows. A workout plan between us and the borrower is designed to provide a bridge for borrower cash flow shortfalls in the near term. A TDR loan may be returned to accrual status when the loan is brought current, has performed in accordance with the contractual restructured terms for a time frame of at least six months and the ultimate collectability of the total contractual restructured principal and interest in no longer in doubt. These loans, while no longer considered a TDR, are still considered impaired loans.
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
Investment in Unconsolidated Subsidiaries
Investment in unconsolidated subsidiaries is stated at cost. The unconsolidated subsidiaries are comprised of two grantor trusts established in 2002 and 2004 in connection with our issuance of subordinated debentures in each of those years. Prior to 2004, we organized two business trusts, under the names PMB Statutory Trust III and PMB Capital Trust III, to facilitate our issuance of $7.2 million and $10.3 million, respectively, principal amount of junior subordinated debentures with maturity dates in 2032 and 2034, respectively. The principal amounts remain outstanding as of December 31, 2014.
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
Stock Option Plans
We follow FASB ASC 718-10, Share-Based Payment, which requires entities that grant stock options or other equity compensation awards to employees to recognize in their financial statements the fair values of those options or share awards as compensation cost over their requisite service (vesting) periods of those options or share awards. Since stock-based compensation cost that is recognized in the statements of operations is to be determined based on the equity compensation awards that we expect will ultimately vest, that compensation expense is reduced for estimated forfeitures of unvested options or unvested share awards that typically occur due primarily to terminations of employment of optionees or recipients of such share awards. Forfeitures are

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

required to be estimated at the time of the grant of options or other share awards and are revised, if necessary, in subsequent periods if actual forfeitures differ from those earlier estimates. For purposes of the determination of stock-based compensation expense for the year ended December 31, 2014, we estimated forfeitures of 11.9% of the options that were granted to officers and other employees.
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
Change in Segment Reporting
During the years ended December 31, 2014 and 2013, we had one reportable segment, which was our commercial banking division, and one non-reportable segment which was our discontinued operations related to our mortgage banking division. During the year ended December 31, 2012, we had two reportable segments, which were our commercial banking and mortgage banking divisions. See Note 19, Business Segment Information, for more detail regarding our change in reportable segments. In connection with our exit from the mortgage banking business in 2013, the revenues and expenses of our mortgage banking division have been classified as discontinued operations for all periods presented.
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

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 15, 2016. Early adoption is permitted. We will adopt this guidance on January 1, 2017 and do not expect it to have a material effect on our consolidated financial statements.
In January 2015, the FASB issued ASU 2015-01, “Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items,” which eliminated the concept of extraordinary items from GAAP. This guidance is effective for interim and annual periods beginning after December 15, 2015. Early adoption is permitted. We will adopt this guidance on January 1, 2015 and do not expect it to have an impact on our consolidated financial statements.
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

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Mortgage Servicing Rights. As of December 31, 2014, we had no mortgage servicing rights. Fair value measurement at December 31, 2013 for our mortgage servicing rights was measured using independent pricing models or other model-based valuation techniques which incorporated assumptions that market participants would use in estimating the fair value of servicing. These assumptions included estimates of prepayment speeds, discount rate, and prepayment and late fees, among other considerations. Mortgage servicing rights were considered a Level 3 measurement at December 31, 2013 and were included in Assets of discontinued operations in the accompanying consolidated statements of financial condition. The mortgage servicing rights were sold during the second quarter of 2014.
Derivative Assets and Liabilities. We had no derivatives assets and liabilities as of December 31, 2014. Our derivative assets and liabilities were carried at fair value as required by GAAP and were accounted for as free standing derivatives at December 31, 2013. The derivative assets were interest rate lock commitments (“IRLCs”) with prospective residential mortgage borrowers whereby the interest rate on the loan was determined prior to funding and the borrowers had locked in that interest rate. These commitments were determined to be derivative instruments in accordance with GAAP. The derivative liabilities were hedging instruments (typically to-be-announced (“TBA”) securities) used to hedge the risk of fair value changes associated with changes in interest rates related to our mortgage loan origination operations. We hedged the period from the interest rate lock (assuming a fall-out factor) to the date of the loan sale. The estimated fair value was based on current market prices for similar assets plus a fall-out factor estimated by management and, accordingly, we had classified our IRLCs as Level 3 assets at December 31, 2013 and such assets were included in Assets of discontinued operations in the accompanying consolidated statements of financial condition. The valuation technique used for TBAs was based on pricing of the hedging instruments which were used to hedge the fair value changes associated with changes in interest rates related to our mortgage lending operations. The fair value of the hedging instruments was based on the actively quoted TBA Mortgage Backed Securities ("MBS") market using observable inputs related to the characteristics of the underlying MBS stratified by product, coupon and settlement date. TBAs were classified as Level 2 liabilities as of December 31, 2013. Our net derivatives were included within Assets of discontinued operations in the consolidated statements of financial condition as of December 31, 2013.

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

Assets Recorded at Fair Value on a Recurring Basis
The following tables show the recorded amounts of assets and liabilities measured at fair value on a recurring basis at December 31, 2014 and 2013.

	At December 31, 2014
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Assets and Liabilities at Fair Value:
Investment securities available for sale
Mortgage backed securities issued by U.S. agencies	$53,739	$—	$53,739	$—
Collateralized mortgage obligations issued by non-agency	777	—	777	—
Asset-backed securities	1,650	—	—	1,650
Mutual funds	4,760	4,760	—	—
Total securities available for sale at fair value	$60,926	$4,760	$54,516	$1,650

	At December 31, 2013
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Assets and Liabilities at Fair Value:
Investment securities available for sale
U.S. Treasury securities	$700	$700	$—	$—
Mortgage backed securities issued by U.S. agencies	57,808	—	57,808	—
Collateralized mortgage obligations issued by non agency	1,524	—	1,524	—
Asset-backed securities	1,312	—	—	1,312
Mutual funds	4,645	4,645	—	—
Total securities available for sale at fair value	65,989	5,345	59,332	1,312
Other assets - Mortgage servicing rights	4,417	—	—	4,417
Derivative assets – IRLC’s	150	—	—	150
Total assets at fair value on recurring basis	$70,556	$5,345	$59,332	$5,879
Derivative liabilities – TBA securities	$33	$—	$33	$—
Total liabilities measured at fair value on a recurring basis	$33	$—	$33	$—

(1)	Our U.S. Treasury securities matured during the second quarter of 2014.

(2)	Our mortgage servicing rights were sold during the second quarter of 2014.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The changes in Level 3 assets measured at fair value on a recurring basis are summarized as follows for the year ended December 31, 2014:

	Asset Backed Securities	IRLC's	Mortgage Servicing Rights	Total
	(Dollars in thousands)
Balance of recurring Level 3 instruments at December 31, 2013	$1,312	$150	$4,417	$5,879
Total gains or losses (realized/unrealized):
Included in earnings-realized	—	(150)	558	408
Included in other comprehensive income	473	—	—	473
Sales	—	—	(4,975)	(4,975)
Settlements	(135)	—	—	(135)
Transfers in and/or out of Level 3	—	—	—	—
Balance of Level 3 assets at December 31, 2014	$1,650	$—	$—	$1,650

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

	At December 31, 2014
	Total	Level 1	Level 2	Level 3
Assets at Fair Value:	(Dollars in thousands)
Impaired loans	$35,137	$—	$—	$35,137
Other real estate owned	1,592	—	1,592	—
Total	$36,729	$—	$1,592	$35,137

There were no transfers in or out of Level 3 measurements for nonrecurring items during the year ended December 31, 2014.
Significant Unobservable Inputs and Valuation Techniques of Level 3 Fair Value Measurements
For our fair value measurements classified in Level 3 of the fair value hierarchy as of December 31, 2014, a summary of the significant unobservable inputs and valuation techniques is as follows:

	Fair Value Measurement as of December 31, 2014	Valuation Techniques	Unobservable Inputs	Range	Weighted Average
	(Dollars in thousands)
Assets
Asset-backed security	$1,650	Third-Party Pricing	Marketability discount	N/A (1)
			Illiquidity discount	N/A (1)
Impaired loans	35,137	Third-Party Pricing	Appraisals	N/A (2)
	$36,787

(1)	Information is unavailable as valuation was obtained from third-party pricing services.

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

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Measurements for Other Financial Instruments
The table below provides estimated fair values and related carrying amounts of our financial instruments as of December 31, 2014 and December 31, 2013, excluding financial assets and liabilities which are recorded at fair value on a recurring basis.

	Estimated Fair Value
	At December 31, 2014					At December 31, 2013
	Carrying Value	Total	Level 1	Level 2	Level 3	Carrying Value	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$177,135	$177,135	$177,135	$—	$—	$106,940	$106,940	106,940	—	—
Interest-bearing deposits with financial institutions	4,668	4,668	4,668	—	—	2,423	2,423	2,423	—	—
Federal Reserve Bank of San Francisco and Federal Home Loan Bank stock	8,137	8,137	8,137	—	—	8,531	8,531	8,531	—	—
Loans, net	824,197	818,547	—	—	818,547	765,426	767,893	—	—	767,893
Accrued interest receivable	2,436	2,436	2,436	—	—	2,017	2,017	2,017	—	—
Financial liabilities:
Noninterest bearing deposits	237,491	237,491	237,491	—	—	203,942	203,942	203,942	—	—
Interest-bearing deposits	678,818	678,890	—	678,890	—	576,283	568,258	—	568,258	—
Borrowings	39,500	39,418	—	39,418	—	70,000	70,000	—	70,000	—
Junior subordinated debentures	17,527	17,527	—	17,527	—	17,527	17,527	—	17,527	—
Accrued interest payable	222	222	222	—	—	2,285	2,285	2,285	—	—
Information Regarding Derivative Financial Instruments
The following table includes information for the derivative assets and liabilities for the periods presented:

			Total Gains (Losses)
	Notional Balance		For the Year Ended
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013	December 31, 2012
	(Dollars in thousands)
Derivative assets - IRLC’s	$—	$6,638	$(150)	$(430)	$544
Derivative liabilities - TBAs	—	12,000	(28)	190	(3,002)

4. Investments
Securities Available For Sale, at Fair Value
The following table sets forth the major components of securities available for sale and compares the amortized costs and estimated fair market values of, and the gross unrealized gains and losses on, these securities at December 31, 2014 and 2013:

(Dollars in thousands)	December 31, 2014				December 31, 2013
	Amortized Cost	Gross Unrealized		Estimated Fair Value	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gain	Loss			Gain	Loss
Securities Available for Sale
US Treasury securities	$—	$—	$—	$—	$700	$—	$—	$700
Mortgage backed securities issued by U.S. Agencies(1)	54,653	26	(940)	53,739	60,514	13	(2,719)	57,808
Collateralized mortgage obligations issued by non agencies(1)	790	—	(13)	777	1,572	—	(48)	1,524
Asset backed security(2)	2,083	—	(433)	1,650	2,218	—	(906)	1,312
Mutual funds(3)	4,750	45	(35)	4,760	4,645	—	—	4,645
Total	$62,276	$71	$(1,421)	$60,926	$69,649	$13	$(3,673)	$65,989

(1)	Secured by closed-end first liens on 1-4 family residential mortgages.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2)	Comprised of a security that represents an interest in a pool of trust preferred securities issued by U.S.-based banks and insurance companies.

(3)	Consists primarily of mutual fund investments in closed-end first lien 1-4 family residential mortgages.
At December 31, 2014 and 2013, U.S. agency mortgage backed securities and collateralized mortgage obligations with an aggregate fair market value of $3.6 million and $9.5 million, respectively, were pledged to secure FHLB borrowings, repurchase agreements, local agency deposits and treasury, tax and loan accounts.
The amortized cost and estimated fair values of securities available for sale at December 31, 2014 and December 31, 2013 are shown in the tables below by contractual maturities taking into consideration historical prepayments based on the prior twelve months of principal payments. Expected maturities will differ from contractual maturities and historical prepayments, particularly with respect to collateralized mortgage obligations, primarily because prepayment rates are affected by changes in conditions in the interest rate market and, therefore, future prepayment rates may differ from historical prepayment rates.

	At December 31, 2014 Maturing in
(Dollars in thousands)	One year or less	Over one year through five years	Over five years through ten years	Over ten Years	Total
Securities available for sale, amortized cost	$7,483	$29,008	$17,448	$8,337	$62,276
Securities available for sale, estimated fair value	7,359	28,614	17,148	7,805	60,926
Weighted average yield	1.54%	1.64%	1.60%	1.83%	1.64%

	At December 31, 2013 Maturing in
(Dollars in thousands)	One year or less	Over one year through five years	Over five years through ten years	Over ten Years	Total
Securities available for sale, amortized cost	$8,111	$28,690	$20,514	$12,334	$69,649
Securities available for sale, estimated fair value	7,816	27,664	19,586	10,923	65,989
Weighted average yield	1.52%	1.70%	1.60%	1.34%	1.59%

We had no sales of securities available for sale during the year ended December 31, 2014. We recognized net gains on sales of securities available for sale of $44 thousand on sale proceeds of $6.7 million during the year ended December 31, 2013. We recognized net gains on sales of securities available for sale of $2.1 million on sale proceeds of $185.7 million during the year ended December 31, 2012.
The tables below indicate, as of December 31, 2014 and 2013, the gross unrealized losses and fair values of our investments, aggregated by investment category, and length of time that the individual securities have been in a continuous unrealized loss position.

	Securities with Unrealized Loss at December 31, 2014
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Mortgage backed securities issued by U.S. Agencies	$—	$—	$50,697	$(940)	$50,697	$(940)
Non-agency collateralized mortgage obligations	—	—	776	(13)	776	(13)
Asset backed security	—	—	1,651	(433)	1,651	(433)
Mutual funds	2,464	(35)	—	—	2,464	(35)
Total	$2,464	$(35)	$53,124	$(1,386)	$55,588	$(1,421)

	Securities With Unrealized Loss as of December 31, 2013
	Less than 12 months		12 months or more		Total
(Dollars In thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Mortgage backed securities issued by U.S. Agencies	$25,808	$(806)	$30,688	$(1,913)	$56,496	$(2,719)
Non-agency collateralized mortgage obligations	586	(9)	938	(39)	1,524	(48)
Asset-backed security	—	—	1,313	(906)	1,313	(906)
Total	$26,394	$(815)	$32,939	$(2,858)	$59,333	$(3,673)

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Through the impairment assessment process, we determined that the available-for-sale securities discussed below were other-than-temporarily impaired at December 31, 2014. We recorded no impairment credit losses on available-for-sale securities in our consolidated statements of operations for the years ended December 31, 2014 and 2013. The OTTI related to factors other than credit losses, in the aggregate amount of $433 thousand, was recognized as other comprehensive loss in our accompanying consolidated statement of financial condition.

The table below presents, for the years ended December 31, 2014 and 2013, a roll-forward of OTTI in those instances when a portion of the OTTI was attributable to non-credit related factors and, therefore, was recognized in other comprehensive loss:

(Dollars in thousands)	Gross Other- Than- Temporary Impairments	Other-Than- Temporary Impairments Included in Other Comprehensive Loss	Net Other-Than- Temporary Impairments Included in Retained Earnings (Deficit)
Balance – December 31, 2012	$(1,995)	$(1,264)	$(731)
Sale of impaired security	119	(59)	178
Changes in market value on securities for which an OTTI was previously recognized	417	417	—
Balance – December 31, 2013	$(1,459)	$(906)	$(553)
Change in market value on a security for which an OTTI was previously recognized	455	455	—
Principal received on OTTI security	18	18	—
Balance – December 31, 2014	$(986)	$(433)	$(553)
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
Based on our OTTI assessment process, we determined that there is one asset-backed security in our portfolio of securities held for sale that was impaired as of December 31, 2014. This security is a multi-class, cash flow collateralized bond obligation backed by a pool of trust preferred securities issued by a diversified pool of 56 issuers that consisted of 45 U.S. depository institutions and 11 insurance companies at the time of the security’s issuance in November 2007. We purchased $3.0 million face amount of this security in November 2007 at a price of 95.21% for a total purchase price of $2.9 million, out of a total of $363 million of this security sold at the time of issuance. The security that we own (CUSIP 74042CAE8) is the mezzanine class B piece security with a variable interest rate of 3 month LIBOR plus 60 basis points, which had a rating of Aa2 and AA by Moody’s and Fitch, respectively, at the time of issuance in 2007.
As of December 31, 2014 the amortized cost of this security was $2.1 million with a fair value of $1.7 million, for an unrealized loss of approximately $0.4 million. As of December 31, 2014, the security had a Ba2 rating from Moody’s and a CCC

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

rating from Fitch and had experienced $42.5 million in defaults (12.5% of total current collateral) and $24.0 million in deferring securities (7% of total current collateral) from issuance to December 31, 2014. We estimate that the security could experience another $93.5 million in defaults before the issuer would not receive all of the contractual cash flows under this security. This analysis is based on the following assumptions: future default rates of 3.3%, prepayment rates of 1% until maturity, and 15% recovery of future defaults. Set forth below is additional information regarding impairment losses that we recognized in earnings:

Impairment Losses on OTTI Securities	For the Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Asset-backed security	$—	$—	$(77)
Total impairment loss recognized in earnings	$—	$—	$(77)

We have made a determination that the remainder of our securities with respect to which there were unrealized losses as of December 31, 2014 are not other-than-temporarily impaired, because we have concluded that we have the ability to continue to hold those securities until their respective fair market values increase above their respective amortized costs or, if necessary, until their respective maturities. In reaching that conclusion we considered a number of factors and other information, which included: (i) the significance of each such security, (ii) the amount of the unrealized losses attributable to each such security, (iii) our liquidity position, (iv) the impact that retention of those securities could have on our capital position and (v) our evaluation of the expected future performance of these securities (based on the criteria discussed above).

Other Investments
Beginning in the fourth quarter of 2013, we had one investment in a limited partnership which is accounted for under the equity method of accounting and included within other assets of the consolidated statement of financial condition. As of December 31, 2014 and 2013, our other investments were as follows:

	December 31,
	2014	2013
	(Dollars in thousands)
Investments accounted for under the equity method	$2,081	$2,025

5. Loans and Allowance for Loan and Lease Losses
The loan portfolio consisted of the following at:

	December 31, 2014		December 31, 2013
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial loans	$301,746	36.0%	$226,450	29.2%
Commercial real estate loans – owner occupied	212,515	25.4%	174,221	22.4%
Commercial real estate loans – all other	146,676	17.5%	177,884	22.9%
Residential mortgage loans – multi-family	95,276	11.4%	96,565	12.4%
Residential mortgage loans – single family	64,326	7.7%	75,660	9.7%
Land development loans	7,745	0.9%	18,458	2.4%
Consumer loans	9,687	1.2%	7,599	1.0%
Gross loans	837,971	100.0%	776,837	100.0%
Deferred fee (income) costs, net	59		(53)
Allowance for loan and lease losses	(13,833)		(11,358)
Loans, net	$824,197		$765,426
At December 31, 2014 and 2013, real estate loans of approximately $182 million and $230 million, respectively, were pledged to secure borrowings obtained from the Federal Home Loan Bank.
Allowance for Loan and Lease Losses

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The ALLL represents our estimate of credit losses in our loan and lease portfolio that are probable and estimable at the balance sheet date. We employ economic models that are based on bank regulatory guidelines, industry standards and our own historical loan loss experience, as well as a number of more subjective qualitative factors, to determine both the sufficiency of the ALLL and the amount of the provisions that are required to be made for probable loan losses to increase or replenish the ALLL.

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

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Set forth below is a summary of the activity in the ALLL, by portfolio type, during the years ended December 31, 2014, 2013 and 2012.

(Dollars in thousands)	Commercial	Real Estate	Land Development	Consumer and Single Family Mortgages	Total
ALLL in the year ended December 31, 2014:
Balance at beginning of year	$5,812	$4,517	$165	$864	$11,358
Charge offs	(551)	—	—	(102)	(653)
Recoveries	1,467	76	—	85	1,628
Provision	942	540	131	(113)	1,500
Balance at end of year	$7,670	$5,133	$296	$734	$13,833
ALLL in the year ended December 31, 2013:
Balance at beginning of year	$6,340	$3,487	$248	$806	$10,881
Charge offs	(5,945)	(308)	(5)	(200)	(6,458)
Recoveries	2,337	5	54	34	2,430
Provision	3,080	1,333	(132)	224	4,505
Balance at end of year	$5,812	$4,517	$165	$864	$11,358
ALLL in the year ended December 31, 2012:
Balance at beginning of year	$8,908	$5,777	$316	$626	$15,627
Charge offs	(6,664)	(1,184)	(158)	(568)	(8,574)
Recoveries	1,657	198	—	23	1,878
Provision	2,439	(1,304)	90	725	1,950
Balance at end of year	$6,340	$3,487	$248	$806	$10,881
Set forth below is information regarding loan balances and the related ALLL, by portfolio type, as of December 31, 2014 and December 31, 2013.

(Dollars in thousands)	Commercial	Real Estate	Land Development	Consumer and Single Family Mortgages	Total
ALLL balance at December 31, 2014 related to:
Loans individually evaluated for impairment	$995	$537	$—	$—	$1,532
Loans collectively evaluated for impairment	$6,675	$4,596	$296	$734	$12,301
Total	$7,670	$5,133	$296	$734	$13,833
Loans balance at December 31, 2014 related to:
Loans individually evaluated for impairment	$21,117	$7,536	$2,111	$4,373	$35,137
Loans collectively evaluated for impairment	280,629	446,931	5,634	69,640	802,834
Total	$301,746	$454,467	$7,745	$74,013	$837,971
ALLL balance at December 31, 2013 related to:
Loans individually evaluated for impairment	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	$5,812	$4,517	$165	$864	$11,358
Total	$5,812	$4,517	$165	$864	$11,358
Loans balance at December 31, 2013 related to:
Loans individually evaluated for impairment	$10,484	$8,451	$391	$4,834	$24,160
Loans collectively evaluated for impairment	215,966	440,219	18,067	78,425	752,677
Total	$226,450	$448,670	$18,458	$83,259	$776,837

Credit Quality
The amounts of nonperforming assets and delinquencies that occur within our loan portfolio factors in our evaluation of the adequacy of the ALLL.
The following table provides a summary of the delinquency status of loans by portfolio type at December 31, 2014 and 2013:

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater	Total Past Due	Current	Total Loans Outstanding	Loans >90 Days and Accruing
At December 31, 2014
Commercial loans	$553	$—	$—	$553	$301,193	$301,746	$—
Commercial real estate loans – owner-occupied	—	—	—	—	212,515	212,515	—
Commercial real estate loans – all other	20	—	2,117	2,137	144,539	146,676	—
Residential mortgage loans – multi-family	—	—	—	—	95,276	95,276	—
Residential mortgage loans – single family	835	—	285	1,120	63,206	64,326	—
Land development loans	—	—	364	364	7,381	7,745	—
Consumer loans	17	—	—	17	9,670	9,687	—
Total	$1,425	$—	$2,766	$4,191	$833,780	$837,971	$—
At December 31, 2013
Commercial loans	$—	$—	$2,192	$2,192	$224,258	$226,450	$—
Commercial real estate loans – owner-occupied	—	—	—	—	174,221	174,221	—
Commercial real estate loans – all other	—	—	2,117	2,117	175,767	177,884	—
Residential mortgage loans – multi-family	—	—	—	—	96,565	96,565	—
Residential mortgage loans – single family	748	—	—	748	74,912	75,660	—
Land development loans	—	—	—	—	18,458	18,458	—
Consumer loans	450	—	—	450	7,149	7,599	—
Total	$1,198	$—	$4,309	$5,507	$771,330	$776,837	$—
Generally, the accrual of interest on a loan is discontinued when principal or interest payments become more than 90 days past due, unless we believe that the loan is adequately collateralized and it is in the process of collection. There were no loans 90 days or more past due and still accruing interest at December 31, 2014 or December 31, 2013. In certain instances, when a loan is placed on non-accrual status, previously accrued but unpaid interest is reversed against current income. Subsequent collections of cash are applied as principal reductions when received, except when the ultimate collectability of principal is probable, in which case such payments are applied to accrued and unpaid interest, which is credited to income. Non-accrual loans may be restored to accrual status when principal and interest become current and full repayment becomes expected.
The following table provides information with respect to loans on nonaccrual status, by portfolio type, as of December 31, 2014 and 2013:

	December 31,
	2014	2013
	(Dollars in thousands)
Nonaccrual loans:
Commercial loans	$16,182	$5,371
Commercial real estate loans – owner occupied	2,171	1,773
Commercial real estate loans – all other	2,117	2,117
Residential mortgage loans – single family	1,472	1,874
Land development loans	2,111	391
Total(1)	$24,053	$11,526

(1)    Nonaccrual loans may include loans that are currently considered performing loans.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 We classify our loan portfolio using internal credit quality ratings. The following table provides a summary of loans by portfolio type and our internal credit quality ratings as of December 31, 2014 and 2013, respectively.

	December 31,
(Dollars in thousands)	2014	2013	Increase (Decrease)
Pass:
Commercial loans	$280,102	$212,938	$67,164
Commercial real estate loans – owner occupied	208,687	167,947	40,740
Commercial real estate loans – all other	128,974	161,970	(32,996)
Residential mortgage loans – multi family	94,817	91,375	3,442
Residential mortgage loans – single family	62,854	73,786	(10,932)
Land development loans	5,634	10,047	(4,413)
Consumer loans	9,687	7,599	2,088
Total pass loans	$790,755	$725,662	$65,093
Special Mention:
Commercial loans	$351	$52	$299
Commercial real estate loans – all other	6,588	—	6,588
Residential mortgage loans – multi family	459	5,190	(4,731)
Total special mention loans	$7,398	$5,242	$2,156
Substandard:
Commercial loans	$19,655	$13,396	$6,259
Commercial real estate loans – owner occupied	3,828	6,274	(2,446)
Commercial real estate loans – all other	11,114	15,914	(4,800)
Residential mortgage loans – single family	1,472	1,874	(402)
Land development loans	2,111	8,410	(6,299)
Total substandard loans	$38,180	$45,868	$(7,688)
Doubtful:
Commercial loans	$1,638	$65	$1,573
Total doubtful loans	$1,638	$65	$1,573
Total Outstanding Loans, gross:	$837,971	$776,837	$61,134
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
The following table sets forth information regarding impaired loans, at December 31, 2014 and December 31, 2013:

	December 31,
(Dollars in thousands)	2014	2013
Impaired loans:
Nonaccruing loans	$18,118	$5,590
Nonaccruing restructured loans	5,935	5,936
Accruing restructured loans (1)	11,084	12,634
Accruing impaired loans	—	—
Total impaired loans	$35,137	$24,160
Impaired loans less than 90 days delinquent and included in total impaired loans	$32,371	$21,968

(1)	See "Troubled Debt Restructurings" below for a description of accruing restructured loans at December 31, 2014 and December 31, 2013.
The table below contains additional information with respect to impaired loans, by portfolio type, as of December 31, 2014 and 2013:

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2014			December 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance (1)	Recorded Investment	Unpaid Principal Balance	Related Allowance (1)
	(Dollars in thousands)
No allowance recorded:
Commercial loans	$18,563	$18,839	$—	$10,484	$13,908	$—
Commercial real estate loans – owner occupied	2,171	2,440	—	1,773	1,872	—
Commercial real estate loans – all other	5,365	5,423	—	6,678	6,711	—
Residential mortgage loans – single family	4,373	4,610	—	4,834	5,263	—
Land development loans	2,111	2,146	—	391	409	—
Total	32,583	33,458	—	24,160	28,163	—
With allowance recorded:
Commercial loans	$2,554	$2,983	$1,532	$—	$—	$—
Total	2,554	2,983	1,532	—	—	—
Total
Commercial loans	$21,117	$21,822	$1,532	$10,484	$13,908	$—
Commercial real estate loans – owner occupied	2,171	2,440	—	1,773	1,872	—
Commercial real estate loans – all other	5,365	5,423	—	6,678	6,711	—
Residential mortgage loans – single family	4,373	4,610	—	4,834	5,263	—
Land development loans	2,111	2,146	—	391	409	—
Total	35,137	36,441	1,532	24,160	28,163	—

(1)
When the discounted cash flows, collateral value or market price equals or exceeds the recorded investment in the loan, then specific reserves are not required to be set aside for the loan within the ALLL. This typically occurs when the impaired loans have been partially charged-off and/or there have been interest payments received and applied to the balance of the principal outstanding.

At December 31, 2014 and December 31, 2013 there were $32.6 million and $24.2 million, respectively, of impaired loans for which no specific reserves had been allocated because these loans, in our judgment, were sufficiently collateralized. Of the impaired loans at December 31, 2014 for which no specific reserves were allocated, $16.1 million had been deemed impaired in the prior year.
Average balances and interest income recognized on impaired loans, by portfolio type, for the year ended December 31, 2014, 2013 and 2012 were as follows:

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2014		2013		2012
	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized

No allowance recorded:
Commercial loans	$12,590	$782	$8,691	$496	$7,733	$377
Commercial real estate loans – owner occupied	2,088	18	3,121	—	5,584	92
Commercial real estate loans – all other	6,442	290	12,119	188	10,893	703
Residential mortgage loans – multi-family	—	—	—	—	45	—
Residential mortgage loans – single family	3,732	148	1,716	187	1,050	41
Land development loans	1,246	91	302	12	424	33
Total	26,098	1,329	25,949	883	25,729	1,246
With allowance recorded:
Commercial loans	2,298	34	—	—	6,976	221
Commercial real estate loans – owner occupied	121	—	—	—	—	—
Commercial real estate loans – all other	—	—	—	—	2,053	—
Total	2,419	34	—	—	9,029	221
Total
Commercial loans	14,888	816	8,691	496	14,709	598
Commercial real estate loans – owner occupied	2,209	18	3,121	—	5,584	92
Commercial real estate loans – all other	6,442	290	12,119	188	12,946	703
Residential mortgage loans – multi-family	—	—	—	—	45	—
Residential mortgage loans – single family	3,732	148	1,716	187	1,050	41
Land development loans	1,246	91	302	12	424	33
Total	$28,517	$1,363	$25,949	$883	$34,758	$1,467
The interest that would have been earned had the impaired loans remained current in accordance with their original terms was $384 thousand in 2014, $490 thousand in 2013 and $1.5 million in 2012.
Troubled Debt Restructurings
Pursuant to the FASB's ASU No. 2011-2, A Creditor's Determination of whether a Restructuring is a Troubled Debt Restructuring ("ASU No. 2011-02"), the Bank's TDRs totaled $17.0 million and $18.6 million at December 31, 2014 and December 31, 2013, respectively. TDRs consist of loans to which modifications have been made for the purpose of alleviating temporary impairments of the borrowers' financial condition and cash flows. Those modifications have come in the forms of changes in amortization terms, reductions in interest rates, interest only payments and, in limited cases, concessions to outstanding loan balances. The modifications are made as part of workout plans we enter into with the borrower that are designed to provide a bridge for the borrowers' cash flow shortfalls in the near term. If a borrower works through the near term issues, then in most cases, the original contractual terms of the borrowers' loan will be reinstated.
Of the $17.0 million of TDRs outstanding at December 31, 2014, $11.1 million were performing in accordance with their terms and accruing interest; and $5.9 million were not. Our impairment analysis determined no specific reserves were required on the TDR balances outstanding at December 31, 2014.
The following table presents loans restructured as TDRs during the years ended December 31, 2014, 2013 and 2012:

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2014			2013			2012
(Dollars in thousands)	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Performing
Commercial loans	—	$—	$—	1	$177	$177	4	$9,754	$9,334
Commercial real estate – all other	—	—	—	1	613	303	4	10,897	10,849
Land development loans	—	—	—	—	—	—	1	1,429	1,412
	—	—	—	2	790	480	9	22,080	21,595
Nonperforming
Commercial loans	3	2,716	2,672	3	1,357	1,118	3	1,943	1,753
Residential mortgage loans – single family	1	244	242	—	—	—	1	171	59
Land development loans	—	—	—	1	439	391	1	1,872	1,849
	4	2,960	2,914	4	1,796	1,509	5	3,986	3,661
Total troubled debt restructurings	4	$2,960	$2,914	6	$2,586	$1,989	14	$26,066	$25,256
As of December 31, 2014, TDRs totaled $17.0 million as compared to $18.6 million at December 31, 2013.
During the years ended December 31, 2014, 2013 and 2012, TDRs that were modified within the preceding 12-month period which subsequently defaulted were as follows:

	Year Ended December 31,
	2014		2013		2012
	Number of loans	Recorded Investment	Number of loans	Recorded Investment	Number of loans	Recorded Investment
	(Dollars in thousands)
Commercial loans	—	$—	2	$65	1	$—
Total	—	$—	2	$65	1	$—

6. Premises and Equipment
The major classes of premises and equipment are as follows:

(Dollars in thousands)	December 31,
	2014	2013
Furniture and equipment	$8,380	$7,740
Leasehold improvements	2,036	1,845
	10,416	9,585
Accumulated depreciation and amortization	(9,324)	(8,518)
Total	$1,092	$1,067
The amount of depreciation and amortization included in operating expense was $462,000, $400,000 and $381,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

7. Deposits
Asset
At December 31, 2014, we had $167.1 million in interest bearing deposits at other financial institutions, as compared to $93.5 million at December 31, 2013. The weighted average percentage yields on these deposits for each of the years ended December 31, 2014 and December 31, 2013 was 0.25%. Interest bearing deposits with financial institutions can be withdrawn on demand and are considered cash equivalents for purposes of the consolidated statements of cash flows.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2014 and December 31, 2013, we had $4.7 million and $2.4 million, respectively, of interest-bearing time deposits at other financial institutions, which were scheduled to mature within one year or had no stated maturity date. The weighted average percentage yields on these deposits were 0.32% and 0.12% for the years ended December 31, 2014 and December 31, 2013, respectively.
Liability
The aggregate amount of time deposits in denominations of $250,000 or more at December 31, 2014 and 2013 was $97.8 million and $112.6 million, respectively.
The scheduled maturities of all time certificates of deposit at December 31, 2014 were as follows:

(Dollars in thousands)	At December 31, 2014
2015	$282,030
2016	71,907
2017	5,305
2018	518
2019 and beyond	962
Total	$360,722

8. Borrowings and Contractual Obligations
At December 31, 2014 and 2013, our borrowings and contractual obligations consisted of the following:

	December 31,
(Dollars in thousands)	2014	2013
FHLB advances—short-term	$29,500	$30,500
FHLB advances—long-term	10,000	39,500
	$39,500	$70,000
The table below sets forth the amounts of, the interest rates we pay on, and the maturity dates of these FHLB borrowings. These borrowings had a weighted-average annualized interest rate of 0.75% for the year ended December 31, 2014.

Principal Amounts	Interest Rate	Maturity Dates	Principal Amounts	Interest Rate	Maturity Dates
(Dollars in thousands)
$4,500	0.78%	March 26, 2015	$5,000	0.57%	September 30, 2015
5,000	0.76%	March 30, 2015	5,000	1.08%	September 19, 2016
10,000	0.61%	August 31, 2015	5,000	0.96%	September 30, 2016
5,000	0.61%	September 18, 2015

At December 31, 2014, $424.5 million of residential mortgage and other real estate secured loans were pledged to secure these FHLB borrowings.
As of December 31, 2014, we had unused borrowing capacity of $175 million with the FHLB. The highest amount of borrowings outstanding at any month-end during the year ended December 31, 2014 was $70 million.
As of December 31, 2013, we had $30.5 million of outstanding short-term borrowings and $39.5 million of outstanding long-term borrowings that we had obtained from the FHLB. These borrowings had a weighted-average annualized interest rate of 0.64% for the year ended December 31, 2013.
As of December 31, 2013 we had unused borrowing capacity of $127 million with the FHLB. The highest amount of borrowings outstanding at any month-end during the year ended December 31, 2013 was $85 million.
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

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

"Debentures"). The payment terms of the Debentures are used by the grantor trusts to make the payments that come due to the holders of the trust preferred securities pursuant to the terms of those securities. The Debentures also were pledged by the grantor trusts as security for the payment obligations of the grantor trusts under the trust preferred securities.
Set forth below are the respective principal amounts, and certain other information regarding the terms of the Debentures that remained outstanding as of December 31, 2014 and 2013:

Original Issue Dates	Principal Amount	Interest Rate(1)	Maturity Dates
	(In thousands)
September 2002	$7,217	LIBOR plus 3.40%	September 2032
October 2004	10,310	LIBOR plus 2.00%	October 2034
Total	$17,527

(1)	Interest rate resets quarterly.
These Debentures require quarterly interest payments, which are used to make quarterly distributions required to be paid on the corresponding trust preferred securities. Subject to certain conditions, we have the right, at our discretion, to defer those interest payments, and the corresponding distributions on the trust preferred securities, for up to five years. Exercise of this deferral right does not constitute a default of our obligations to pay the interest on the Debentures or the corresponding distributions that are payable on the trust preferred securities. As a result of the written agreement (the “FRBSF Agreement”) entered into with the FRBSF in August 2010, the Company has been restricted from making required quarterly interest payments on the Debentures. In connection with termination of the FRBSF Agreement in November 2014, the Company received approval from the FRBSF to make unpaid interest payments on the Debentures. Accordingly, the Company made payments of $2.6 million on the Debentures, representing the interest accrued but unpaid from June 26, 2010 to October 31, 2014 plus scheduled payments for December 2014 and January 2015. During the deferral of the interest payments on the Debentures, the Company had accrued the scheduled payments for financial statement purposes. Consequently, the payments had no impact on the Company's consolidated statements of operations. As of December 31, 2014, we were current on all interest payments.
Under the Federal Reserve Board rulings, the borrowings evidenced by the Debentures, which are subordinated to all of our other borrowings that are outstanding or which we may obtain in the future, are eligible (subject to certain dollar limitations) to qualify and, at December 31, 2014 and 2013, $17.0 million of those Debentures qualified as Tier I capital, for regulatory purposes.

9. Loan and other Banking Transactions with Board of Directors
In the ordinary course of our business, we conduct banking transactions with and make loans to and enter into loan commitments with members of our Board of Directors and certain of the businesses with which they are affiliated or associated. All such loans and loan commitments were made in accordance with applicable laws and government regulations and on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with persons of similar creditworthiness that are not affiliated with us and, when made, did not present any undue risk of collectability.
The following is a summary of loan transactions with members of the Board of Directors and certain of their affiliates and associates:

	Year Ended December 31,
(Dollars in thousands)	2014(1)	2013(1)
Beginning balance	$653	$4,765
New loans granted	124	1,961
Principal repayments	(111)	(4,797)
Transfers out(2)	(570)	(1,276)
Ending balance	$96	$653

(1)	Includes loans made to executive officers who are not also directors totaling $0 and $44,000 in 2014 and 2013, respectively.

(2)	Related to loans that no longer meet the qualifications of a related party.
Deposits maintained by members of the Board of Directors and executive officers at the Bank totaled $189 thousand and $339 thousand at December 31, 2014 and 2013, respectively.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Income Taxes
The components of income tax expense (benefit) from continuing operations consisted of the following for the years ended December 31:

(Dollars in thousands)	2014	2013	2012
Current taxes:
Federal	$7	$957	$360
State	—	289	286
Total current taxes	7	1,246	646
Deferred taxes:
Federal	(455)	3,150	(2,709)
State	(160)	1,214	(4,857)
Total deferred taxes	(615)	4,364	(7,566)
Total income tax expense (benefit)	$(608)	$5,610	$(6,920)

The reasons for the differences between the statutory federal income tax rates and our effective tax rates are summarized in the following table:

	Year Ended December 31,
	2014	2013	2012
Federal income tax based on statutory rate	34.0%	34.0%	34.0%
State franchise tax net of federal income tax benefit	6.3	7.0	6.6
Permanent differences	(4.1)	(0.6)	(1.6)
Other	2.1	0.2	2.0
Valuation allowance	2.9	(100.8)	120.6
Total income tax expense	41.2%	(60.2)%	161.6%
At December 31, 2014, we have a net deferred tax asset of $5.9 million, as compared with $7.6 million at December 31, 2013. Adjustments to our deferred tax valuation allowance could be required in the future if we were to conclude, on the basis of our assessment of the realizability of the deferred tax asset, that the amount of that asset which is more likely, than not, to be available to offset or reduce future taxes has decreased. Any such decrease could result in an increase in our provision for income taxes or reductions to our income tax benefits. The components of our net deferred tax asset are as follows at:

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)	December 31,
	2014	2013
Deferred tax asset:
Allowance for loan and lease losses	$5,740	$4,770
Other than temporary impairment on securities	78	78
State taxes	—	1
Deferred loan origination costs	—	22
Deferred compensation	1,159	1,216
Other accrued expenses	1,196	3,526
Charitable contributions	220	141
Reserve for unfunded commitments	113	93
Tax credits	161	125
Net operating loss carry forward	8,254	9,397
Stock based compensation	587	780
Depreciation and amortization	208	199
Unrealized losses on securities and deferred compensation	556	1,506
Total deferred tax assets	18,272	21,854
Deferred tax liabilities:
Mortgage servicing rights	—	(1,811)
State taxes	(230)	—
Other	(25)	—
Total deferred tax liabilities	(255)	(1,811)
Valuation allowance	(12,084)	(12,490)
Total net deferred tax asset	$5,933	$7,553
During the year ended December 31, 2012, we reduced our valuation allowance, which we had previously established against our deferred tax asset, by $6.9 million as a result of positive and negative evidence addressing our ability to use our deferred tax asset that management evaluated. Positive evidence included taxable income generated during the year, projected taxable income, tax strategies, continued improvement in the Company's asset quality and the strengthening economic conditions. The principal negative evidence was the losses that we incurred from 2008 through 2010. Based on this analysis, we determined that the positive evidence outweighed the negative evidence and that it had become more likely than not that we would be able to use approximately $13.8 million of the income tax benefits comprising our deferred tax asset to offset or reduce taxes in future years. As a result we reduced, by a corresponding amount, the valuation allowance that we had previously established against our deferred tax asset which resulted in the recognition of a non-cash income tax benefit in 2012 in the amount of $6.9 million.
During the year ended December 31, 2013, management analyzed the positive and negative evidence in determining whether our deferred tax assets were more-likely-than-not to be realized. Based on this analysis, we reestablished a $12.5 million valuation allowance against a substantial portion of our net deferred tax assets when we determined that there was significant negative evidence with respect to our ability to realize such assets. Positive evidence included improvement in our asset quality, tax planning strategies, projected taxable income, and improvement in economic conditions. Negative evidence we considered in making this determination included the history of operating losses, which then diminished our ability to rely on projected taxable income and created uncertainty regarding the realization of a portion of the deferred tax assets at future points in time. As a result, we increased the valuation allowance against our deferred tax asset, which resulted in the recognition of a non-cash income tax charge in the amount of $5.6 million.
During the year ended December 31, 2014, we recorded an income tax benefit of $608 thousand. Per ASC 740-20-45-7 all sources of pre-tax income must be considered in determining the tax benefit that results from a loss from continuing operations and that shall be allocated to continuing operations. This benefit is the result of an intraperiod tax allocation where the benefit of the income tax provision that is recorded in discontinued operations and other comprehensive income created a tax benefit in continuing operations. On a net basis we recorded no income tax provision. Based on the analysis performed, and the positive and negative evidence considered, management chose not to release any portion of the $12.1 million valuation allowance as of December 31, 2014. Positive evidence included improvement in our asset quality, tax planning strategies, projected taxable income, and improvement in economic conditions. Negative evidence included historical operating losses. Management determined the negative evidence was significant enough that until such time as we are in continuous periods of pre-tax income we would not make any

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

reversals of our valuation allowance; however, we did conclude that it is more-likely-than-not that the existing $5.9 million net deferred tax asset will be realized.
Our deferred tax assets as of December 31, 2014 do not include $180 thousand of excess tax benefits from stock based compensation expenses that are a component of our net operating loss carryforwards. If and when such excess tax benefits are realized, stockholders equity will be increased.
We file income tax returns with the U.S. federal government and the state of California. As of December 31, 2014, we were subject to examination by the Internal Revenue Service with respect to our U.S. federal tax returns for the 2011 to 2013 tax years and Franchise Tax Board for California state income tax returns for the 2010 to 2013 tax years. NOLs on our U.S. federal and California state income tax returns may be carried forward twenty years. As of December 31, 2014, we do not believe there will be any material adverse changes in our unrecognized tax benefits over the next 12 months.
Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of tax expense. We did not have any accrued interest or penalties associated with any unrecognized tax benefits, and no interest expense was recognized during the years ended 2014, 2013 and 2012.

11. Stock-Based Employee Compensation Plans
In May 2010, our shareholders approved the adoption of our 2010 Equity Incentive Plan (the “2010 Incentive Plan”), which authorized and set aside a total of 400,000 shares of our common stock for issuance on the exercise of stock options or the grant of restricted stock or other equity incentives to our officers, and other key employees and directors. An additional 158,211 shares of common stock were also set aside which was equal to the total of the shares that were available for the grant of equity incentives under our shareholder-approved 2008 and 2004 Equity Incentive Plans (the "Previously Approved Plans") at the time of the adoption of the 2010 Incentive Plan. Options to purchase a total of 740,912 shares of our common stock granted under the Previously Approved Plans were outstanding at December 31, 2014. The 2010 Incentive Plan provides that if any of these outstanding options under the Previously Approved Plans expire or are terminated for any reason, then the number of shares that would become available for grants or awards of equity incentives under the 2010 Incentive Plan would be increased by an equivalent number of shares. At the Annual Shareholders meeting held in May 2013, our shareholders approved an additional 800,000 share increase in the maximum number of shares of our common stock that may be issued pursuant to grants or exercises of options or restricted shares or other equity incentives under the 2010 Incentive Plan, of which 45,000 shares of restricted stock vested during the year ended December 31, 2014, thereby decreasing the maximum number of shares authorized under the 2010 Incentive Plan. As a result, as of December 31, 2014, the maximum number of shares that were authorized for the grant of options or other equity incentives under the 2010 Incentive Plan totaled 2,054,123 (assuming that all 740,912 shares of our common stock subject to options under the Previously Approved Plans expire or are terminated), or approximately 11% of the shares of our common stock then outstanding.
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
Under FASB ASC 718-10, we are required to recognize, in our financial statements, the fair value of the options or any restricted shares that we grant as compensation cost over their respective service periods. The fair values of the options that were outstanding at December 31, 2014 under the 2010 Incentive Plan were estimated as of their respective dates of grant using the Black-Scholes option-pricing model. The Company, under the 2010 Incentive Plan, granted restricted stock for the benefit of its employees. These restricted shares vest over a period of three years. The recipients of restricted shares have the right to vote all

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

shares subject to such grant and receive all dividends with respect to such shares whether or not the shares have vested. The recipients do not pay any cash consideration for the shares.
Stock Options
The table below summarizes the weighted average assumptions used to determine the fair values of the options granted during the following periods:

	Year Ended December 31,
Assumptions with respect to:	2014	2013	2012
Expected volatility	44%	44%	47%
Risk-free interest rate	2.15%	1.72%	0.90%
Expected dividends	0.61%	1.00%	0.57%
Expected term (years)	6.7 - 6.7	3.1-7.4	4.2-7.6
Weighted average fair value of options granted during period	$2.84	$2.56	$2.48
The following table summarizes the stock option activity under the Company’s equity incentive plans during the years ended December 31, 2014, 2013 and 2012, respectively.

	Number of Shares	Weighted- Average Exercise Price Per Share	Number of Shares	Weighted- Average Exercise Price Per Share	Number of Shares	Weighted- Average Exercise Price Per Share
	2014		2013		2012
Outstanding – January 1,	1,821,000	$6.88	1,566,965	$6.90	1,153,741	$7.39
Granted	58,970	6.38	632,000	6.15	614,500	5.43
Exercised	(288,892)	4.24	(94,244)	3.23	(22,096)	3.40
Forfeited/Canceled	(333,688)	10.47	(283,721)	6.66	(179,180)	5.47
Outstanding – December 31,	1,257,390	6.51	1,821,000	6.88	1,566,965	6.90
Options Exercisable – December 31,	788,886	$6.69	1,035,434	$7.50	931,259	$8.07
Options to purchase 288,892, 94,244, and 22,096 shares of our common stock were exercised during the years ended December 31, 2014, 2013 and 2012, respectively. The aggregate intrinsic value of options exercised during the year ended December 31, 2014, 2013 and 2012, was $558 thousand, $290 thousand and $59 thousand, respectively. The fair values of options vested during the years ended December 31, 2014, 2013 and 2012 were $831 thousand, $599 thousand and $443 thousand, respectively.
The following table provides additional information regarding the vested and unvested options that were outstanding at December 31, 2014.

Options Outstanding as of December 31, 2014					Options Exercisable as of December 31, 2014(1)
	Vested	Unvested	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Shares	Weighted Average Exercise Price
$2.97 – $5.99	331,200	41,254	$4.09	5.98	331,200	$3.97
$6.00 – $9.99	343,386	427,250	6.37	8.39	343,386	6.43
$10.00 – $12.99	5,000	—	12.02	0.30	5,000	12.02
$13.00 – $17.99	94,800	—	15.09	0.42	94,800	15.09
$18.00 – $18.84	14,500	—	18.09	1.08	14,500	18.09
	788,886	468,504	$6.51	6.96	788,886	$6.69

(1)	The weighted average remaining contractual life of the options that were exercisable as of December 31, 2014 was 6.05 years.
The aggregate intrinsic values of options that were outstanding and exercisable under the 2010 Incentive Plan at December 31, 2014 and 2013 was $1.2 million and $1.2 million, respectively.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the status of the unvested options outstanding as of December 31, 2014, 2013 and 2012, and changes in the weighted average grant date fair values of the unvested options during the years ended December 31, 2014, 2013 and 2012, are set forth in the following table.

	For the year ended
	2014		2013		2012
	Number of Shares Subject to Options	Weighted Average Grant Date Fair Value	Number of Shares Subject to Options	Weighted Average Grant Date Fair Value	Number of Shares Subject to Options	Weighted Average Grant Date Fair Value
Unvested at the beginning of the year	785,566	$2.57	635,706	$2.30	352,049	$1.43
Granted	58,970	2.84	632,000	2.56	614,500	2.48
Vested	(338,558)	2.45	(290,766)	2.06	(256,796)	1.72
Forfeited/Canceled	(37,474)	2.57	(191,374)	2.38	(74,047)	1.50
Unvested at the end of the year	468,504	$2.68	785,566	$2.57	635,706	$2.30
At December 31, 2014, the weighted average period over which nonvested awards were expected to be recognized was 1.15 years.
Restricted Stock
We issued 51,256 shares of restricted stock under the 2010 Incentive Plan during the year ended December 31, 2014, at a price of $6.37 that vest on an annual prorated basis over the next three years. The following table summarizes the activity related to restricted stock granted, vested and forfeited under our equity incentive plans during the years ended December 31, 2014 and 2013.

	For the year ended
	2014		2013
	Number of Shares	Average Grant Date Fair Value	Number of Shares	Average Grant Date Fair Value
Outstanding at the beginning of the year	141,284	$6.23	—	—
Granted	51,256	6.37	141,284	$6.23
Vested	(45,000)	6.24	—	—
Forfeited	(6,286)	6.21	—	—
Outstanding at the end of the year	141,254	$6.29	141,284	$6.23
Compensation Expense
We expect that the compensation expense that will be recognized during the periods presented below in respect of stock options and restricted stock outstanding at December 31, 2014, will be as follows:

	Estimated Stock Based Compensation Expense Stock Options	Estimated Stock Based Compensation Expense Restricted Stock	Estimated Stock Based Compensation Expense Total
(Dollars in thousands)
For the years ending December 31,
2015	$570	$363	$932
2016	287	304	591
2017	44	36	80
2018	31	—	31
2019 and beyond	9	—	9
	$941	$702	$1,644

The aggregate amounts of stock based compensation expense recognized in our consolidated statements of operations for the years ended December 31, 2014, 2013 and 2012 were $1.1 million, $804 thousand and $484 thousand respectively, in each case net of taxes.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Employee Benefit Plans
The Company has a 401(k) plan that covers substantially all full-time employees. That plan permits voluntary contributions by employees, a portion of which are sometimes matched by the Company. The Company’s expenses relating to its contributions to the 401(k) plan for the years ended December 31, 2014, 2013 and 2012 were $356 thousand, $324 thousand, and $297 thousand, respectively.
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

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The changes in the projected benefit obligations under the SERP during 2014, 2013 and 2012, its funded status at December 31, 2014, 2013 and 2012, and the amounts recognized in our consolidated statements of financial condition at each of those dates were as follows:

	At December 31,
(Dollars in thousands)	2014	2013	2012
Change in benefit obligation:
Benefit obligation at beginning of period	$2,954	$3,042	$2,641
Service cost	—	18	208
Interest cost	168	175	166
Actuarial loss/(gain)	—	—	27
(Benefits paid)	(307)	(281)	—
Benefit obligation at end of period	$2,815	$2,954	$3,042
Funded status:
Amounts recognized in the Statement of Financial Condition
Unfunded accrued SERP liability—current	$(299)	$(299)	$—
Unfunded accrued SERP liability—noncurrent	(2,516)	(2,655)	(3,042)
Total unfunded accrued SERP liability	$(2,815)	$(2,954)	$(3,042)
Net amount recognized in accumulated other comprehensive income
Prior service cost/(benefit)	$—	$—	$1
Net actuarial loss/(gain)	—	—	29
Total net amount recognized in accumulated other comprehensive income	$—	$—	$30
Accumulated benefit obligation	$2,815	$2,954	$2,975
Components of net periodic SERP cost year to date:
Service cost	$—	$18	$208
Interest cost	168	175	166
Amortization of prior service cost/(benefit)	—	1	15
Amortization of net actuarial loss/(gain)	—	30	(53)
Net periodic SERP cost	$168	$224	$336
Recognized in other comprehensive income year to date:
Prior service cost/(benefit)
Net actuarial loss/(gain)	—	—	27
Amortization of prior service cost/(benefit)	—	(1)	(15)
Amortization of net actuarial loss/(gain)	—	(30)	53
Total recognized year to date in other comprehensive (loss) income	$—	$(31)	$65
Assumptions as of December 31:
Assumed discount rate	—%	6.00%	6.00%
Rate of compensation increase	—%	—%	4.00%
As of December 31, 2014, $1.5 million benefits are expected to be paid in the next five years and a total of $1.5 million of benefits are expected to be paid from year 2020 through year 2024. In 2015, $159,000 is expected to be recognized in net periodic benefit cost.

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

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table shows how we computed basic and diluted EPS for the years ended December 31, 2014, 2013 and 2012.

(In thousands, except per share data)	For the Year Ended December 31,
	2014	2013	2012
Numerator:
Net (loss) income from continuing operations	$(869)	$(14,934)	$2,639
Accumulated declared dividends on preferred stock	(547)	(538)	(941)
Accumulated undeclared dividends on preferred stock	(616)	(544)	(17)
Numerator for basic and diluted net loss from continuing operations	(2,032)	(16,016)	1,681
Net income (loss) from discontinued operations	1,226	(7,282)	7,015
Numerator for basic and diluted net (loss) income available to common shareholders	$(806)	$(23,298)	$8,696
Denominator:
Basic weighted average outstanding shares of common stock	19,231	18,241	15,386
Dilutive effect of employee stock options and contingently issuable shares	—	—	2,289
Diluted weighted average common stock and common stock equivalents	19,231	18,241	17,675
Basic (loss) income per common share:
Net (loss) income from continuing operations	$(0.11)	$(0.88)	$0.11
Net income (loss) from discontinued operations	$0.07	$(0.40)	$0.46
Net (loss) income available to common shareholders	$(0.04)	$(1.28)	$0.57
Diluted (loss) income per common share:
Net (loss) income from continuing operations(1)	$(0.11)	$(0.88)	$0.15
Net income (loss) from discontinued operations	$0.07	$(0.40)	$0.40
Net (loss) income available to common shareholders(1)	$(0.04)	$(1.28)	$0.55

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

The weighted average shares that have an antidilutive effect in the calculation of diluted net (loss) income per share and have been excluded from the computations above were as follows:

	For the Year Ended December 31,
	2014	2013	2012
Stock options(1)(2)	1,746,696	1,612,495	992,343
Convertible securities(3)	2,602,707	2,396,504	—
Shares subject to stock purchase warrants(4)	761,278	761,278	761,278

(1)	Stock options were excluded from the computation of diluted earnings per common share for the year ended December 31, 2012 because the options were "out-of-the-money."

(2)	Stock options were excluded from the computation of diluted earnings per common share for the years ended December 31, 2014 and 2013 as we reported a net loss from continuing operations.

(3)	Convertible securities were excluded from the computation of diluted earnings per common share for the years ended December 31, 2014 and 2013 as we reported a net loss from continuing operations.

(4)
Stock purchase warrants were excluded from the computation of diluted earnings per common share for the years ended December 31, 2014, 2013 and 2012 because the exercisability of those warrants is conditioned on the happening of certain future events.

14. Shareholders’ Equity
Common Stock
As previously reported, in order to provide additional capital for our business and maintain capital at levels well in excess of regulatory capital requirements, in April 2012 we consummated the sale to Carpenter Community Bancfund L.P. and Carpenter Community Bancfund-A, L.P. (collectively, the “Carpenter Funds”) of a total of 4,201,278 shares of our common stock, at a

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

purchase price of $6.26 per share in cash, generating net proceeds of approximately $24.6 million, of which we contributed $15 million as additional capital to the Bank.
In March 2013, we sold an additional 2,222,222 shares of our common stock, at a purchase price of $6.75 per shares in cash, to the Carpenter Funds for approximately $15.0 million. The purchase price of $6.75 per share of common stock was equal to our tangible book value per share of common stock as of December 31, 2012 and represented a 15% premium over the closing price of our shares on the last trading day immediately preceding the date the sale was consummated. The proceeds from the sale of those shares were contributed by us to capitalize a new wholly-owned asset management subsidiary, which used those proceeds to fund the purchase of $15.8 million of non-performing loans and foreclosed properties from the Bank.
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

The Series B Shares are convertible, at the option of the holders of those shares, at any time and from time to time, into shares of our common stock (“Conversion Shares”) at a conversion price of $5.32 per common share. Dividends on the Series B Shares are payable in cash at a rate of 8.4% per annum if, as and when declared by the Board of Directors. If, however, due to legal or regulatory restrictions, we are unable to pay cash dividends on the Series B Preferred Stock for two semi-annual dividend periods, then we are required to pay such dividends in shares of a newly created separate series of preferred stock, designated as the Series C 8.4% Noncumulative Preferred Stock (the “Series C Shares”). During the years ended December 31, 2014, 2013, and 2012 we issued 11,123, 5,382, and 12,803 Series C Shares, respectively, in lieu of accumulated declared and undeclared dividends on the Series B Shares.
Warrants
In connection with the sale of the common stock to the Carpenter Funds in 2012, we granted warrants to SBAV and the Carpenter Funds. FASB ASC 815-10-15 provides a scope exception for contracts such as warrants (that otherwise meet the definition of a derivative) issued by an entity that are both (i) indexed to its own stock and (ii) classified in stockholders’ equity. When this exception is satisfied, the financial instrument need not be recognized at fair value or (as applicable) separately accounted for as a liability. Rather, the warrants are accounted for by the issuer within stockholders’ equity. Our warrants contain certain antidilutive features that do not allow us to meet this scope exception and require that our warrants be reflected as derivative liabilities, at their fair values, in the consolidated statement of financial position rather than as components of equity. Subsequent changes in the fair value are recognized as a gain or loss through noninterest income. Management utilized a Monte Carlo valuation model and determined that the fair value at December 31, 2014, 2013, and 2012 was $93 thousand, $85 thousand and $79 thousand, respectively.
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

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accumulated Other Comprehensive Income, net
Accumulated other comprehensive income, net as of December 31, 2014, 2013 and 2012 was as follows:

	Unrealized Gain (Loss) on Securities Available-for-Sale, net of tax	Unrealized Gain (Loss) on Supplemental Executive Plan Expense, net	Accumulated Other Comprehensive Income, Net
	(Dollars in thousands)
Beginning balance as of January 1, 2012	$(2,078)	$35	$(2,043)
Other comprehensive income (loss) before reclassifications, net of tax provision of $1,913 thousand (1)	2,737	(27)	2,710
Amounts reclassified from accumulated other comprehensive income, net of tax provision of $842 thousand and tax benefit of $10 thousand, respectively (2)	(1,204)	(28)	(1,232)
Other comprehensive income (loss), net of tax provision of $1,043 thousand and tax benefit $10 thousand, respectively	1,533	(55)	1,478
Ending balance as of December 31, 2012	$(545)	$(20)	$(565)
Other comprehensive income before reclassifications, net of tax benefit of $1,141 thousand (1)	(1,635)	—	(1,635)
Amounts reclassified from accumulated other comprehensive income, net of tax provision of $18 thousand and tax provision of $10 thousand, respectively (3)	26	20	46
Other comprehensive (loss) income, net of tax benefit of $1,123 thousand and tax expense $10 thousand, respectively	(1,609)	20	(1,589)
Ending balance as of December 31, 2013	$(2,154)	$—	$(2,154)
Other comprehensive income before reclassifications, net of tax provision of $847 thousand (1)	1,462	—	1,462
Amounts reclassified from accumulated other comprehensive income, net of tax	—	—	—
Other comprehensive income, net of tax provision of $847 thousand	1,462	—	1,462
Ending balance as of December 31, 2014	$(692)	$—	$(692)

(1)	Tax impact included in Deferred tax assets.

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

Dividends
Payment of Cash Dividends by the Company. California laws place restrictions on the ability of California corporations to pay cash dividends on preferred or common stock. Subject to certain limited exceptions, a California corporation may pay cash dividends only to the extent of (i) the amount of its retained earnings or (ii) the amount by which the fair value of the corporation’s assets exceeds its liabilities. The Company's ability to pay dividends is also limited by the ability of the Bank to pay cash dividends to the Company. See “—Payment of Dividends by the Bank to the Company” below. We cannot predict when we might be able to pay cash dividends on the Series B Shares or our common stock in the future. If we are unable to pay cash dividends on the Series B Preferred Stock for two semi-annual dividend periods, then we are required to pay such dividends in Series C Shares. During the years ended December 31, 2014, 2013, and 2012, we issued 11,123, 5,382, and 12,803 Series C Shares, respectively, in lieu of accumulated declared and undeclared dividends on the Series B Shares.
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

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(“Commissioner”). If the Commissioner finds that the shareholders’ equity of the Bank is not adequate, or that the payment by the Bank of cash dividends to the Company would be unsafe or unsound for the Bank, the Commissioner can order the Bank not to pay such dividends.
The ability of the Bank to pay dividends is further restricted under the Federal Deposit Insurance Corporation Improvement Act of 1991, which prohibits an FDIC-insured bank from paying dividends if, after making such payment, the bank would fail to meet any of its minimum capital requirements. Under the Financial Institutions Supervisory Act and Federal Financial Institutions Reform, Recovery and Enforcement Act of 1989, federal banking regulators also have authority to prohibit FDIC-insured financial institutions from engaging in business practices which are considered to be unsafe or unsound. Under the authority of these acts, federal bank regulatory agencies, as part of their supervisory powers, generally require FDIC insured banks to adopt dividend policies which limit the payment of cash dividends.
As a result, it is not expected that the Bank will be permitted to pay cash dividends for the foreseeable future.

15. Commitments and Contingencies
Leases
We lease certain facilities and equipment under various non-cancelable operating leases, which generally include 2% to 6% escalation clauses in the lease agreements. Rent expense for the years ended December 31, 2014, 2013 and 2012 was $2.6 million, $2.7 million, and $2.5 million, respectively.
Future minimum non-cancelable lease commitments were as follows at December 31, 2014:

(Dollars in thousands)
2015	$2,710
2016	2,213
2017	1,381
2018	1,304
2019 and beyond	1,847
Total	$9,455
Repurchase Reserves
We maintain reserves for possible repurchases that we may be required to make of certain of the mortgage loans which we sell as a result of deficiencies or defects that may be found to exist in such loans. The Company’s repurchase reserve also covers returns of any premiums earned and administrative fees pertaining to the repurchase of mortgage loans that did not meet investor guidelines, including potential loss of advances on Veterans Affairs or Federal Housing Authority Ginnie Mae loans. We repurchased $1.3 million and $15 thousand of loans in 2014 and 2013, respectively, by adjusting the gains on sale recorded for these loans. We review the repurchase reserves throughout the year for adequacy. The following table sets forth information, at December 31, 2014 and 2013, with respect to such reserves:

	2014	2013
Beginning balance	$1,883	$906
Provision for repurchases	(1,502)	1,041
Settlements	—	(64)
Total repurchases reserve	$381	$1,883
Commitments
To meet the financing needs of our customers in the normal course of business, we are a party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements. At December 31, 2014 and 2013, we were committed to fund certain loans including letters of credit amounting to approximately $148 million and $138 million, respectively. The contractual amounts of a credit-related financial instrument, such as a commitment to extend credit, a credit-card arrangement or a letter of credit, represents the amount of potential accounting loss should the commitment be fully drawn upon, the customer were to default, and the value of any existing collateral securing the customer’s payment obligation becomes worthless. The loss reserve for unfunded loan commitments was $275,000 and $225,000 at December 31, 2014 and 2013, respectively.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Based on our evaluation of the lawsuits and other proceedings that were pending against us as of December 31, 2014, the outcomes in those suits or other proceedings are not expected to have, either individually or in the aggregate, a material adverse effect on our consolidated financial position, results of operations or cash flows. However, in light of the inherent uncertainties involved, some of which are beyond our control, and the very large or indeterminate damages often sought in such legal actions or proceedings, an adverse outcome in one or more of these suits or proceedings could be material to our results of operations or cash flows for any particular reporting period.

16. Discontinued Operations
During the fourth quarter of 2013, the Bank announced its decision to exit the mortgage banking business. As of December 31, 2014, we have completed our exit from the mortgage banking business. Accordingly, all income and expense related to the mortgage banking business have been removed from continuing operations and are included in the consolidated statements of operations under the caption "Income (loss) from discontinued operations."

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Revenues(1)	$1,122	$6,272	$28,647
Pre-tax income (loss)	$1,937	$(7,721)	$10,971

(1)	Interest income plus noninterest income.
We established a reserve of $3.1 million in December 2013 for our estimated cost of discontinuing the mortgage banking business, which is included in our loss from discontinued operations in our statement of operations. This reserve primarily included severance and fees related to contract and lease terminations. Assets related to discontinued operations primarily consisted of mortgage loans held for sale (see below), mortgage servicing rights (see below), fixed assets, and our derivative financial instruments (see Fair Value Measurements footnote above for more information regarding our derivatives). As of December 31, 2014, none of the reserve remained outstanding.
Mortgage Loans Held for Sale

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the unpaid principal balances of LHFS for which the fair value option has been elected, by type, is presented below:

	December 31,
	2014	2013
	(Dollars in thousands)
Government	$—	$2,616
Conventional	—	3,138
Jumbo	—	1,177
Fair value adjustment	—	(15)
Total mortgage loans held-for-sale at fair value	$—	$6,916
We did not have any delinquent or nonaccrual LHFS as of December 31, 2014.
Gains on LHFS for the years ended December 31, 2014 and 2013 are as follows:

	December 31,
	2014	2013
	(Dollars in thousands)
Gain on sale of mortgage loans	$394	$6,944
Net loan servicing	312	1,000
Unrealized gains (losses) from derivative financial statements	—	(240)
Realized gains (losses) from derivative financial instruments	(219)	508
Mark to market (loss) gain on LHFS	(166)	(2,103)
Direct origination (expenses) fees, net	(109)	(2,756)
Provision for repurchases	1,453	(977)
Total gain on LHFS	$1,665	$2,376
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
In April 2014, we sold the entire portfolio of mortgage servicing rights on loans with an unpaid principal balance of $498.9 million as of April 30, 2014 in two separate transactions for a total of $5.5 million at that date. During the year ended December 31, 2014, we recognized a gain on the sale of the mortgage servicing rights of $558 thousand.
As of December 31, 2014 and December 31, 2013, mortgage servicing rights totaled $0 and $4.4 million, respectively, and are included in other assets in the accompanying consolidated statements of financial condition.
The Bank accounts for mortgage servicing rights at fair value with changes in fair value recorded in discontinued operations in the consolidated statement of operations. The table below presents the activity for mortgage servicing rights for the years ended December 31, 2014 and 2013.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Rollforward of Fair Value of Mortgage Servicing Rights	Year Ended December 31,
(Dollars in thousands)	2014	2013
Balance, beginning of period	$4,417	$2,801
Additions	60	1,049
Payoffs	(298)	(454)
Impact due to changes in Constant Prepayment Rate (“CPR”)	—	667
Changes in fair value resulting from valuation inputs or assumptions	796	354
Sale of mortgage servicing rights portfolio	(4,975)	—
Balance, end of period	$—	$4,417

Rollforward of Unpaid Principal Balance of Mortgage Servicing Portfolio	Year Ended December 31,
(Dollars in thousands)	2014	2013
Balance, beginning of period	$506,664	$457,062
Additions	5,420	139,968
Payoffs	(2,765)	(81,165)
Impact due to changes in CPR	—	(9,201)
Changes in fair value resulting from valuation inputs or assumptions	(2,736)	—
Sale of mortgage servicing rights portfolio	(506,583)	—
Balance, end of period	$—	$506,664
The following table sets forth the principal amounts of the mortgage loans we were servicing, categorized by type of loan at December 31, 2014 and December 31, 2013, with the following characteristics:

	Unpaid Principal Balance as of December 31,
(Dollars in thousands)	2014	2013
Government	$—	$404,432
Conventional	—	102,232
Total loans serviced	$—	$506,664
17. Regulatory Matters and Capital/Operating Plans
The Company and the Bank are subject to various regulatory capital requirements administered by the federal and state banking agencies. A failure to meet minimum capital requirements is likely to lead to the imposition by federal and state regulators of (i) certain requirements, such as an order requiring additional capital to be raised, and (ii) operational restrictions that could have a direct and material adverse effect on operating results. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Also, as a result of the FRBSF Agreement issued in August 2010, the Company took actions designed to maintain capital and return the Company to profitability, including, among others, strategy planning and budgeting, and capital and profit planning. After determining that the Bank had substantially complied with the terms of the FRBSF, on November 21, 2014 the FRBSF terminated the FRBSF Agreement effective November 20, 2014.
Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). We believe that, as of December 31, 2014, the Company and the Bank met all capital adequacy requirements to which they are subject and have not been notified by any regulatory agency that would require the Company or the Bank to maintain additional capital.
The actual capital amounts and ratios of the Company and the Bank at December 31, 2014 and December 31, 2013 are presented in the following tables:

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

			Applicable Federal Regulatory Requirement
At December 31, 2014	Actual Capital		For Capital Adequacy Purposes		To be Categorized As Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total Capital to Risk Weighted Assets:
Company	$142,142	17.0%	$66,924	At least 8.0	N/A	N/A
Bank	122,930	14.8%	66,524	At least 8.0	$83,155	At least 10.0
Tier 1 Capital to Risk Weighted Assets:
Company	$131,635	15.7%	$33,462	At least 4.0	N/A	N/A
Bank	112,485	13.5%	33,262	At least 4.0	$49,893	At least 6.0
Tier 1 Capital to Average Assets:
Company	$131,635	12.2%	$43,055	At least 4.0	N/A	N/A
Bank	112,485	10.5%	42,806	At least 4.0	$53,508	At least 5.0

			Applicable Federal Regulatory Requirement
At December 31, 2013	Actual Capital		For Capital Adequacy Purposes		To be Categorized As Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total Capital to Risk Weighted Assets:
Company	$137,705	17.5%	$62,960	At least 8.0	N/A	N/A
Bank	116,972	15.2%	61,715	At least 8.0	$77,144	At least 10.0
Tier 1 Capital to Risk Weighted Assets:
Company	$127,822	16.2%	$31,480	At least 4.0	N/A	N/A
Bank	107,282	13.9%	30,858	At least 4.0	$46,287	At least 6.0
Tier 1 Capital to Average Assets:
Company	$127,822	13.3%	$38,318	At least 4.0	N/A	N/A
Bank	107,282	11.5%	37,391	At least 4.0	$46,739	At least 5.0
As the above tables indicate, at December 31, 2014 and 2013, the Bank (on a stand-alone basis) qualified as a “well—capitalized” institution, and the capital ratios of the Company (on a consolidated basis) exceeded the capital ratios mandated for bank holding companies, under federally mandated capital standards and federally established prompt corrective action regulations. Since December 31, 2014, there have been no events or circumstances known to us which have changed or which are expected to result in a change in the Company’s or the Bank’s classification as well-capitalized institutions.
In early July 2013, the Federal Reserve Board and the FDIC  issued final rules implementing the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act changes. The rules revise minimum capital requirements and adjust prompt correct action thresholds. The final rules revise the regulatory capital elements, add a new common equity Tier 1 capital ratio, increase the minimum Tier 1 capital ratio requirement, and implement a new capital conservation buffer. The rules also permit certain banking organizations to retain, through a one-time election, the existing treatment for accumulated other comprehensive income. The final rules took effect for community banks on January 1, 2015, subject to a transition period for certain parts of the rules. Management believes the Company and the Bank will remain well-capitalized under the new rules.

18. Parent Company Only Information

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Statements of Financial Condition

	December 31,
(Dollars in thousands)	2014	2013
Assets:
Due from banks and interest-bearing deposits with financial institutions	$8,805	$10,160
Investment in subsidiaries	127,419	124,263
Other assets	641	596
Total assets	$136,865	$135,019
Liabilities and shareholders’ equity:
Liabilities	$57	$2,334
Junior subordinated debentures	17,527	17,527
Shareholders’ equity	119,281	115,158
Total liabilities and shareholders’ equity	$136,865	$135,019
Condensed Statements of Operations

	Year Ended December 31,
(Dollars in thousands)	2014	2013	2012
Interest income	$10	$60	$136
Interest expense	(580)	(544)	(578)
Other income	81	—	—
Other expenses	(849)	(1,934)	(1,428)
Equity in undistributed earnings of subsidiaries	1,695	(19,798)	11,525
Net (loss) income	$357	$(22,216)	$9,655

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Statements of Cash Flows

	Year Ended December 31,
(Dollars in thousands)	2014	2013	2012
Cash Flows from Operating Activities:
Net income (loss)	$357	$(22,216)	$9,655
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Net (increase) decrease in other assets	(47)	(2)	203
Stock-based compensation expense	1,139	804	483
Undistributed (income) loss of subsidiary	(1,695)	19,798	(11,525)
Net (decrease) increase in interest payable	(2,055)	544	578
Net (decrease) increase in other liabilities	(220)	220	(5)
Net cash (used in) provided by operating activities	(2,521)	(852)	(611)
Cash Flows from Investing Activities:
Proceeds from dissolution of trust preferred securities	—	155	—
Net decrease in loans	—	—	40
Net cash provided by investing activities	—	155	40
Cash Flows from Financing Activities:
Proceeds from sale of common stock	—	14,978	24,591
Common stock options exercised	1,218	303	1
Common stock warrants issued	—	—	44
Tax effect included in stockholders equity of restricted stock vesting	(52)	—	—
Capital contribution to subsidiaries	—	(17,000)	(15,000)
Net cash provided by (used in) financing activities	1,166	(1,719)	9,636
Net (decrease) increase in cash and cash equivalents	(1,355)	(2,416)	9,065
Cash and Cash Equivalents, beginning of period	10,160	12,576	3,511
Cash and Cash Equivalents, end of period	$8,805	$10,160	$12,576

19. Business Segment Information
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

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth information regarding the net interest income and noninterest income for our commercial banking and discontinued operations segments, respectively, for the years ended December 31, 2014, 2013 and 2012.

(Dollars in thousands)	Commercial	Other	Total from continuing operations	Discontinued Operations	Total including discontinued operations
Net interest income for the year ended December 31,
2014	$32,702	$(241)	$32,461	$77	$32,538
2013	$30,652	$(318)	$30,334	$488	$30,822
2012	$30,819	$(442)	$30,377	$2,894	$33,271
Noninterest income for the year ended December 31,
2014	$4,289	$81	$4,370	$1,039	$5,409
2013	$806	$387	$1,193	$5,691	$6,884
2012	$3,762	$—	$3,762	$22,259	$26,021
Segment Assets at:
December 31, 2014	$1,094,120	$5,490	$1,099,610	$—	$1,099,610
December 31, 2013	$968,507	$15,887	$984,394	$12,189	$996,583

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
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
As required by SEC rules, an evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness, as of December 31, 2014, of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2014, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
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
Management’s Assessment of Internal Control over Financial Reporting
Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, based on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design and the testing of the operational effectiveness of the Company’s internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.
Based on that assessment, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2014.
The Company's independent registered public accounting firm, McGladrey LLP has issued an attestation report regarding its assessment of the Company's internal control over financial reporting as of December 31, 2014, which appears on page 55 herein.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION
None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Except for the information regarding our principal executive officers and Code of Business and Ethical Conduct below, the information required by this Item 10 is hereby incorporated by reference to Pacific Mercantile Bancorp’s definitive proxy statement, expected to be filed with the SEC on or before April 30, 2015, for its Annual Meeting of Shareholders.
Set forth below is information, as of January 31, 2014, regarding our principal executive officers:

Name and Age	Positions with Bancorp and the Bank
Steven K. Buster, 64	President and Chief Executive Officer of the Company and the Bank
Curt Christianssen, 54	Executive Vice President and Chief Financial Officer of the Company and the Bank
Maxwell Sinclair, 50	Executive Vice President and Chief Risk and Compliance Officer of the Company and the Bank
Robert Sjogren, 49	Executive Vice President and Chief Operating Officer of the Company and the Bank
Robert Stevens, 60	Executive Vice President and Chief Credit Officer of the Company and the Bank
Thomas M. Vertin, 61	President of Commercial Banking Division of the Bank
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
Curt Christianssen joined Pacific Mercantile Bancorp and the Bank as Chief Financial Officer effective January 1, 2015, a role that he had served on an interim basis since December, 2013. He will retain his role as Executive Vice President and Chief Financial Officer of the Carpenter Community BancFund, a private equity-funded bank holding company, CCFW, Inc. d/b/a Carpenter & Company, a bank consulting firm, and Seapower Carpenter Capital, Inc., a broker/dealer subsidiary of CCFW. Prior to beginning in the interim role Mr. Christianssen served in a similar interim role at Manhattan Bancorp and the Bank of Manhattan since 2012.  He has served as Executive Vice President and Chief Financial Officer of the Carpenter Community BancFund since 1999. From 1996 to 1999 Mr. Christianssen served as Chief Financial Officer and Director of Corporate Development for Dartmouth Capital Group and Eldorado Bancshares, Inc. From 1993 until its acquisition in 1996 by Eldorado Bancshares, Mr. Christianssen served as Chief Financial Officer of Liberty National Bank. Mr. Christianssen had previously served as Chief Financial Officer of Olympic National Bank from 1991 to 1993, as Chief Financial Officer of two financial institutions under the control of the Resolution Trust Corporation and as a Senior Management Consultant with the Ernst & Young firm. In addition, Mr. Christianssen served in a variety of financial positions with Continental Ministries and Colorado National Bancshares.
Maxwell Sinclair has served as Executive Vice President and Chief Risk and Compliance Officer of the Company and the Bank since January 2011. Prior to joining Pacific Mercantile Bank, Mr. Sinclair served as Vice President/Compliance and BSA Manager at Zions Bancorporation from December 2005 to January 2011. During his five years at Zions Bancorporation, Mr. Sinclair held various other positions in compliance and risk management. Mr. Sinclair has more than 23 years of experience in the banking industry, with most of his years of experience in compliance and audit and risk management.
Robert Sjogren has served as Executive Vice President and Chief Operating Officer of the Company and the Bank since September 2014 and as Executive Vice President and General Counsel of the Company and the Bank since November 2013. Prior to joining Pacific Mercantile Bank, Mr. Sjogren served in various roles at Carpenter & Company, a private equity firm that invests in community banks, serving most recently as General Counsel, Corporate Secretary and Chief Risk Officer from May 2006 to October 2013. During his eight years at Carpenter & Company, Mr. Sjogren also served as Chief Compliance Officer for the Carpenter Community Bancfund, its registered investment advisor and affiliated broker/dealer from January 2009 to October 2013.
Robert Stevens joined Pacific Mercantile Bancorp and the Bank in April 2014 as Executive Vice President and Chief Credit Officer of the Company and the Bank. Prior to joining the bank, Mr. Stevens served as Executive Vice President and Chief Credit Officer of Mission Community Bancorp and Mission Community Bank from April 2011 through April 2014. During 2010 and early 2011 he was a Principal with The Food Partners, an investment banking firm. Mr. Stevens served as Executive Vice President and Chief Credit Officer of Rabobank, N.A. from 2007 to 2009, and in other credit-related management positions within Rabobank International from 1993 to 2007. Mr. Stevens began his banking career with Wells Fargo Bank, N.A. in 1979, serving in a series of lending and management roles.

Thomas M. Vertin has served as President of the Commercial Bank Division since September 29, 2012. Prior to joining the Bank, Mr. Vertin held senior executive positions at Silicon Valley Bank (SVB), a wholly-owned subsidiary of SVB Financial Group, including Chief Operating Officer and Head of the California Division.  Mr. Vertin led three turn-arounds during his 18 years with SVB and has more than 30 years of banking experience.
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

ITEM 11.     EXECUTIVE COMPENSATION
The information required by this Item 11 is hereby incorporated by reference to Pacific Mercantile Bancorp’s definitive proxy statement, expected to be filed with the SEC on or before April 30, 2015, for its Annual Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 is incorporated herein by reference from our definitive proxy statement expected to be filed with the SEC on or before April 30, 2015, for its Annual Meeting of Shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item 13 is hereby incorporated by reference to Pacific Mercantile Bancorp’s definitive proxy statement expected to be filed with the SEC on or before April 30, 2015, for its Annual Meeting of Shareholders.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item 14 is hereby incorporated by reference to Pacific Mercantile Bancorp’s definitive proxy statement expected to be filed with the SEC on or before April 30, 2015, for its Annual Meeting of Shareholders.

PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following documents are filed as part of this Report:

(1)	Financial Statements. The Consolidated Financial Statements of Pacific Mercantile Bancorp: See Index to Consolidated Financial Statements on Page 56 of this Annual Report.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 13, 2015.

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

/S/ STEVEN K. BUSTER	President, Chief Executive Officer and Director (Principal Executive Officer)	March 13, 2015
Steven K. Buster
/S/ CURT CHRISTIANSSEN	Chief Financial Officer (Principal Financial Officer)	March 13, 2015
Curt Christianssen
/S/ NANCY GRAY	Chief Accounting Officer (Principal Accounting Officer)	March 13, 2015
Nancy Gray
/s/ EDWARD J. CARPENTER	Chairman of the Board and Director	March 13, 2015
Edward J. Carpenter
/s/ JOHN W. CLARK	Director	March 13, 2015
John W. Clark
/S/ WARREN T. FINLEY	Director	March 13, 2015
Warren T. Finley
/S/ JOHN D. FLEMMING	Director	March 13, 2015
John D. Flemming
/S/ HOWARD N. GOULD	Director	March 13, 2015
Howard N. Gould
/s/ MICHAEL P. HOOPIS	Director	March 13, 2015
Michael P. Hoopis
/s/ DANIEL A. STRAUSS	Director	March 13, 2015
Daniel A. Strauss
/S/ JOHN THOMAS, M.D.	Director	March 13, 2015
John Thomas, M.D
/S/ STEPHEN P. YOST	Director	March 13, 2015
Stephen P. Yost

S-1

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

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

10.7	Form of Indemnification Agreement. (Incorporated by reference to Exhibit 10.1 to the Registration Statement (No. 333-177141) on Form S-8 dated October 3, 2011.)*

10.8	Pacific Mercantile Bancorp 2004 Stock Incentive Plan (Incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K (No. 000-30777) for the year ended December 31, 2004.)*

E-1

10.10	Pacific Mercantile Bancorp 2008 Equity Incentive Plan. (Incorporated by reference to Appendix A to the Company’s 2008 Definitive Proxy Statement filed with the Commission on April 18, 2008.)*

10.11
Written Agreement dated August 31, 2011 between the Federal Reserve Bank of San Francisco and Pacific Mercantile Bancorp and Pacific Mercantile Bank. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (No. 000-30777) dated August 31, 2011.)

10.12
Pacific Mercantile Bancorp 2010 Equity Incentive Plan, as amended June 5, 2013. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.)*

10.13
Stock Purchase Agreement effective as of February 27, 2013 by and between the Company and the Carpenter Funds. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated February 27, 2013 and filed with the Commission on March 5, 2013.

10.14
Reimbursement Agreement, dated March 8, 2013, by and between Pacific Mercantile Bank and CGB Asset Management, Inc. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated December 6, 2013.)

10.15	Employment Agreement between Pacific Mercantile Bank and Steven K. Buster dated April 18, 2013. (Incorporated by reference to Exhibit 10.97 to the Current Report on Form 8-K dated April 23, 2013.)*

10.18	Pacific Mercantile Bancorp Change in Control Severance Plan. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated January 27, 2014.)*

10.19	Pacific Mercantile Bancorp Change in Control Severance Plan Participation Agreement. (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated January 27, 2014.)*

10.20
Employment Agreement between Pacific Mercantile Bank and Curt A. Christianssen dated January 20, 2015. (Incorporated by reference to Exhibit 10.97 to the Current Report on Form 8-K dated January 20, 2015.)

21	Subsidiaries of the Company

23.1	Consent of McGladrey LLP, Independent Registered Public Accounting Firm

23.2	Consent of Squar, Milner, Peterson, Miranda & Williamson, LLP, Independent Registered Public Accounting Firm

24.1	Power of Attorney (contained on the Signature Page of this Annual Report on Form 10-K)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.

E-2