Form 10-Q
period 2015-03-31
PACIFIC MERCANTILE BANCORP
filed 2015-05-08
CIK 1109546

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Securities Exchange Act Rule 12b-2). Yes  ☐    No  ☒
As of May 6, 2015, there were 19,775,731 shares of Common Stock outstanding.

PACIFIC MERCANTILE BANCORP
QUARTERLY REPORT ON FORM 10Q
FOR THE QUARTER ENDED MARCH 31, 2015

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except for per share data)
(Unaudited)

	March 31, 2015	December 31, 2014
ASSETS
Cash and due from banks	$19,601	$9,997
Interest bearing deposits with financial institutions	118,138	167,138
Cash and cash equivalents	137,739	177,135
Interest-bearing time deposits with financial institutions	4,668	4,668
Federal Reserve Bank of San Francisco and Federal Home Loan Bank Stock, at cost	8,137	8,137
Securities available for sale, at fair value	58,968	60,926
Loans (net of allowances of $12,639 and $13,833, respectively)	827,754	824,197
Other real estate owned	1,872	1,592
Accrued interest receivable	2,500	2,436
Premises and equipment, net	1,099	1,092
Net deferred tax assets	5,933	5,933
Other assets	11,519	13,494
Total assets	$1,060,189	$1,099,610
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$237,932	$237,491
Interest-bearing	648,051	678,818
Total deposits	885,983	916,309
Borrowings	30,000	39,500
Accrued interest payable	193	222
Other liabilities	5,679	6,771
Junior subordinated debentures	17,527	17,527
Total liabilities	939,382	980,329
Commitments and contingencies (Note 10)
Shareholders’ equity:
Preferred stock, no par value, 2,000,000 shares authorized:
Series B Convertible 8.4% Noncumulative Preferred Stock, 300,000 shares authorized; 112,000 issued and outstanding at March 31, 2015 and December 31, 2014; liquidation preference $100 per share, plus accumulated but undeclared dividends at March 31, 2015 and December 31, 2014	8,747	8,747
Series C Convertible 8.4% Noncumulative Preferred Stock, 300,000 shares authorized; 35,225 and 29,308 issued and outstanding at March 31, 2015 and December 31, 2014, respectively; liquidation preference $100 per share plus accumulated but undeclared dividends at March 31, 2015 and December 31, 2014	3,523	2,930
Common stock, no par value, 85,000,000 shares authorized; 19,756,812 and 19,462,561 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	132,604	131,181
Accumulated deficit	(23,563)	(22,885)
Accumulated other comprehensive loss	(504)	(692)
Total shareholders’ equity	120,807	119,281
Total liabilities and shareholders’ equity	$1,060,189	$1,099,610
The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except for per share data)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Interest income:
Loans, including fees	$9,019	$8,793
Securities available for sale and stock	373	417
Interest-bearing deposits with financial institutions	79	77
Total interest income	9,471	9,287
Interest expense:
Deposits	1,125	1,185
Borrowings	197	258
Total interest expense	1,322	1,443
Net interest income	8,149	7,844
Provision for loan and lease losses	—	450
Net interest income after provision for loan and lease losses	8,149	7,394
Noninterest income
Service fees on deposits and other banking services	212	208
Net gain on sale of small business administration loans	—	686
Other noninterest income	670	400
Total noninterest income	882	1,294
Noninterest expense
Salaries and employee benefits	5,908	5,604
Occupancy	660	589
Equipment and depreciation	393	369
Data processing	236	251
FDIC expense	352	293
Other real estate owned expense, net	102	861
Professional fees	628	574
Business development	156	94
Loan related expense	69	84
Insurance	88	137
Other operating expense	524	565
Total noninterest expense	9,116	9,421
Loss from continuing operations before income taxes	(85)	(733)
Income tax (benefit) provision	—	—
Net loss from continuing operations	(85)	(733)
Discontinued Operations
Income from discontinued operations before income taxes	—	1,184
Income tax provision (benefit)	—	—
Net income from discontinued operations	—	1,184
Net (loss) income	(85)	451
Accumulated undeclared dividends on preferred stock	(309)	(296)
Net (loss) income allocable to common shareholders	$(394)	$155
Basic (loss) income per common share:
Net loss from continuing operations	$(0.02)	$(0.05)
Net (loss) income available to common shareholders	$(0.02)	$0.01
Diluted (loss) income per common share:
Net loss from continuing operations	$(0.02)	$(0.05)
Net (loss) income available to common shareholders	$(0.02)	$0.01
Weighted average number of common shares outstanding:
Basic	19,616,691	19,146,116
Diluted	19,616,691	19,146,116
The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Net (loss) income	$(85)	$451
Other comprehensive income, net of tax:
Change in unrealized gain on securities available for sale	188	617
Total comprehensive income	$103	$1,068
The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Shares and dollars in thousands)
(Unaudited)
For the Three Months Ended March 31, 2015

	Series B and C Preferred stock		Common stock		Retained earnings (accumulated deficit)	Accumulated other comprehensive income (loss)	Total
	Number of shares	Amount	Number of shares	Amount
Balance at December 31, 2014	141	$11,677	19,463	$131,181	$(22,885)	$(692)	$119,281
Issuance of restricted stock, net	—	—	91	—	—	—	—
Tax effect from vesting of restricted stock	—	—	(1)	—	—	—	—
Series C Preferred Stock issued as a stock dividend on Series B Preferred Stock	6	593	—	—	(593)	—	—
Common stock based compensation expense	—	—	—	316	—	—	316
Common stock options exercised	—	—	204	1,107	—	—	1,107
Net loss	—	—	—	—	(85)	—	(85)
Other comprehensive income	—	—	—	—	—	188	188
Balance at March 31, 2015	147	$12,270	19,757	$132,604	$(23,563)	$(504)	$120,807
The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash Flows From Operating Activities:
Net income (loss)	$(85)	$451
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	128	147
Provision for loan and lease losses	—	450
Amortization of premium on securities	83	81
Net amortization of deferred fees and unearned income on loans	(149)	(46)
Net gain on sale of premises and equipment	—	(21)
Net gain on sale of small business administration loans	—	(686)
Small business administration loan originations	—	(9,165)
Proceeds from sale of small business administration loans	—	9,853
Write down of other real estate owned	—	298
Stock-based compensation expense	316	276
Other	—	(27)
Changes in operating assets and liabilities:
Net (increase) decrease in accrued interest receivable	(64)	(306)
Net (increase) decrease in other assets	(95)	(305)
Net decrease (increase) in deferred taxes	—	432
Net (increase) decrease in income taxes receivable	(17)	(23)
Net (decrease) increase in accrued interest payable	(29)	197
Net (decrease) increase in other liabilities	(1,092)	(738)
Net cash provided by discontinued operations	—	976
Net cash (used in) provided by operating activities	(1,004)	1,844
Cash Flows From Investing Activities:
Maturities of and principal payments received on securities available for sale and other stock	2,063	2,410
Principal payments received on other investments	2,087	—
Proceeds from sale of other real estate owned	—	1,130
Capitalized cost of other real estate owned	—	(21)
Net increase in loans	(3,688)	(6,662)
Purchases of premises and equipment	(135)	(179)
Proceeds from sale of premises and equipment	—	38
Net cash provided by (used in) investing activities	327	(3,284)
Cash Flows From Financing Activities:
Net increase (decrease) in deposits	(30,326)	68,821
Payments of borrowings	(9,500)	(9,408)
Proceeds from exercise of common stock options	1,107	228
Net cash (used in) provided by financing activities	(38,719)	59,641
Net (decrease) increase in cash and cash equivalents	(39,396)	58,201
Cash and Cash Equivalents, beginning of period	177,135	106,940
Cash and Cash Equivalents, end of period	$137,739	$165,141
Supplementary Cash Flow Information:
Cash paid for interest on deposits and other borrowings	$1,351	$4,864
Cash paid for income taxes	$—	$—
Non-Cash Investing Activities:
Transfer of loans into other real estate owned	$280	$4,900
Non-Cash Financing Activities:
Series C Preferred Stock issued in connection with dividends on Series B Preferred Stock	$593	$544
 The accompanying notes are an integral part of these consolidated financial statements.

1. Nature of Business
Organization
Pacific Mercantile Bancorp (“PMBC”) is a bank holding company which, through its wholly owned subsidiary, Pacific Mercantile Bank (the “Bank”), is engaged in the commercial banking business in Southern California. PMBC is registered as a one bank holding company under the United States Bank Holding Company Act of 1956, as amended, and, as such, is regulated by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) and the Federal Reserve Bank of San Francisco (“FRBSF”) under delegated authority from the Federal Reserve Board. Substantially all of our operations are conducted and substantially all of our assets are owned by the Bank, which accounts for substantially all of our consolidated revenues, expenses, and income. The Bank provides a full range of banking services to small and medium-size businesses, professionals and the general public in Orange, Los Angeles, San Bernardino and San Diego counties in Southern California and is subject to competition from other banks and financial institutions and from financial services organizations conducting operations in those same markets. The Bank is chartered by the California Department of Business Oversight under the Division of Financial Institutions and is a member of the FRBSF. In addition, the deposit accounts of the Bank’s customers are insured by the Federal Deposit Insurance Corporation up to the maximum amount allowed by law. PM Asset Resolution, Inc. ("PMAR") is a wholly-owned subsidiary of PMBC which exists for the purpose of purchasing certain non-performing loans and other real estate from the Bank and thereafter collecting on or disposing of those assets.
During the fourth quarter of 2013, the Bank announced the closure of our mortgage banking business, which was completed during the third quarter of 2014. The Bank operated a direct-to-consumer retail mortgage banking business, originating and funding residential mortgage loans and selling those loans, generally within the succeeding 30 days. Our mortgage banking operations are classified as discontinued operations within the consolidated financial statements and footnotes for all presented periods.
PMBC, the Bank and PMAR are sometimes referred to, together, on a consolidated basis, in this report as the “Company” or as “we”, “us” or “our”.

2. Significant Accounting Policies
Except as discussed below, our accounting policies are described in Note 2, Significant Accounting Policies of our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014 (“Form 10-K”).
Interim Consolidated Financial Statements Basis of Presentation
Our interim consolidated financial statements are prepared in accordance with generally accepted accounting principles in effect in the United States (“GAAP”) for interim financial information pursuant to rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”), including instructions to Form 10-Q and Article 10 of Regulation S-X, on a basis consistent with prior periods. Our financial statements reflect all adjustments that are, in the opinion of management, necessary to present a fair statement of the results for the interim periods presented. The interim results are not necessarily indicative of operating results for the full year. The interim information should be read in conjunction with our audited consolidated financial statements in our Form 10-K.
Use of Estimates
The preparation of the financial statements in conformity with GAAP requires us to make certain estimates and assumptions that could affect the reported amounts of certain of our assets, liabilities, and contingencies at the date of the financial statements and the reported amounts of our revenues and expenses during the reporting periods. For the fiscal periods covered by this report, those estimates related primarily to our determinations of the allowance for loan and lease losses (“ALLL”), other real estate owned (“OREO”), the fair values of securities available for sale, repurchase reserves, and the determination of the valuation allowance pertaining to deferred tax assets. If circumstances or financial trends on which those estimates were based were to change in the future or there were to occur any currently unanticipated events affecting the amounts of those estimates, our future financial position or results of operations could differ, possibly materially, from those expected at the current time.
Principles of Consolidation
Our consolidated financial statements for the three months ended March 31, 2015 and 2014 include the accounts of PMBC, the Bank and PMAR. All significant intercompany balances and transactions were eliminated in consolidation.

Recent Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” which amended its guidance on classification and reporting of discontinued operations. The amendments clarify when an entity should classify a component as discontinued operations, how to report the balances related to discontinued operations for prior periods, and additional disclosure requirements for discontinued operations. This guidance is effective for interim and annual periods beginning after December 15, 2014. Early adoption is permitted only for disposals which have not been previously reported. We adopted this guidance on January 1, 2015 and it did not have a material effect on our consolidated financial statements.
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
In January 2015, the FASB issued ASU 2015-01, “Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items,” which eliminated the concept of extraordinary items from GAAP. This guidance is effective for interim and annual periods beginning after December 15, 2015. Early adoption is permitted. We adopted this guidance on January 1, 2015 and it did not have an impact on our consolidated financial statements.
In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis,” amends the guidance for assessing how relationships of related parties affect the consolidation analysis, eliminates the presumption that a general partner should consolidate a limited partnership, eliminates the consolidation model specific to limited partnerships, clarifies when fees paid to a decision maker should be a factor in consolidation of a variable interest entity, and reduces the number of variable interest entity consolidation models. This guidance is effective for interim and annual periods beginning after December 15, 2015. Early adoption is permitted. We will adopt this guidance on January 1, 2016 and do not expect it to have an impact on our financial statements.
In April 2015, the FASB issued ASU 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs,” which requires that the debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. This simplifies the presentation of debt issuance costs and makes the presentation consistent with the presentation of debt discounts. This guidance is effective for interim and annual periods beginning after December 15, 2015. Early adoption is permitted. We will adopt this guidance on January 1, 2016 and do not expect it to have a material impact on our financial statements.

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
Impaired Loans. Loans measured for impairment are measured at an observable market price (if available), or the fair value of the loan’s collateral (if the loan is collateral dependent). The fair value of an impaired loan may be estimated using one of several methods, including collateral value, market value of similar debt, liquidation value and discounted cash flows. Those impaired loans not requiring a specific loan loss reserve represent loans for which the fair value of the expected repayments or collateral exceeds the recorded investments in such loans. When the fair value of the collateral is based on an observable market price or a current appraised value, we record the impaired loan at Level 2. When an appraised value is not available or we determine that the fair value of the collateral is further impaired below the appraised value and there is no observable market price, we record the impaired loan at Level 3.

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
Other Real Estate Owned. OREO is reported at its net realizable value (fair value less estimated costs to sell), at the time any real estate collateral is acquired by the Bank in satisfaction of a loan. Subsequently, OREO is carried at the lower of carrying value or fair value less estimated costs to sell. Fair value is determined based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, we record the foreclosed asset at Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, we record the foreclosed asset at Level 3.

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
Assets Recorded at Fair Value on a Recurring Basis
The following tables show the recorded amounts of assets and liabilities measured at fair value on a recurring basis at March 31, 2015 and December 31, 2014:

	At March 31, 2015
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Assets and Liabilities at Fair Value:
Investment securities available for sale
Residential mortgage backed securities issued by U.S. agencies	$51,972	$—	$51,972	$—
Residential collateralized mortgage obligations issued by non-agency	754	—	754	—
Asset-backed security	1,438	—	—	1,438
Mutual funds	4,804	4,804	—	—
Total securities available for sale at fair value	$58,968	$4,804	$52,726	$1,438

	At December 31, 2014
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Assets and Liabilities at Fair Value:
Investment securities available for sale
Residential mortgage backed securities issued by U.S. agencies	$53,739	$—	$53,739	$—
Residential collateralized mortgage obligations issued by non-agency	777	—	777	—
Asset-backed security	1,650	—	—	1,650
Mutual funds	4,760	4,760	—	—
Total securities available for sale at fair value	$60,926	$4,760	$54,516	$1,650

The changes in Level 3 assets measured at fair value on a recurring basis are summarized as follows for the three months ended March 31, 2015:

Asset Backed Securities
(Dollars in thousands)
Balance of recurring Level 3 instruments at December 31, 2014	$1,650
Total gains or losses (realized/unrealized):
Included in other comprehensive income	(202)
Settlements	(10)
Transfers in and/or out of Level 3	—
Balance of Level 3 assets at March 31, 2015	$1,438
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

	At March 31, 2015
	Total	Level 1	Level 2	Level 3
Assets at Fair Value:	(Dollars in thousands)
Impaired loans	$30,736	$—	$—	$30,736
Other real estate owned	1,872	—	1,872	—
Total	$32,608	$—	$1,872	$30,736

Significant Unobservable Inputs and Valuation Techniques of Level 3 Fair Value Measurements
For our fair value measurements classified in Level 3 of the fair value hierarchy as of March 31, 2015, a summary of the significant unobservable inputs and valuation techniques is as follows:

	Fair Value Measurement as of March 31, 2015	Valuation Techniques(3)	Unobservable Inputs(3)	Range	Weighted Average
	(Dollars in thousands)
Assets
Asset-backed security	$1,438	Third-Party Pricing	Marketability discount	N/A (1)	N/A (1)
			Illiquidity discount	N/A (1)	N/A (1)
Impaired loans	30,736	Third-Party Pricing	Appraisals	N/A (2)	N/A (2)
	$32,174

(1)	Information is unavailable as valuation was obtained from third-party pricing services.

(2)
We obtain appraisals for our various properties included within impaired loans which primarily rely upon market comparisons. These market comparisons support our assumption that the carrying value of the respective loans either requires or does not require additional impairment.

(3)	As of March 31, 2015, there has been no change to our valuation techniques or the types of unobservable inputs used in the calculation of fair value from December 31, 2014.

Fair Value Measurements for Other Financial Instruments
The table below provides estimated fair values and related carrying amounts of our financial instruments as of March 31, 2015 and December 31, 2014, excluding financial assets and liabilities which are recorded at fair value on a recurring basis.

	Estimated Fair Value
	At March 31, 2015					At December 31, 2014
	Carrying Value	Total	Level 1	Level 2	Level 3	Carrying Value	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$137,739	$137,739	$137,739	$—	$—	$177,135	$177,135	177,135	—	—
Interest-bearing deposits with financial institutions	4,668	4,668	4,668	—	—	4,668	4,668	4,668	—	—
Federal Reserve Bank of San Francisco and Federal Home Loan Bank stock	8,137	8,137	8,137	—	—	8,137	8,137	8,137	—	—
Loans, net	827,754	822,570	—	—	822,570	824,197	818,547	—	—	818,547
Accrued interest receivable	2,500	2,500	2,500	—	—	2,436	2,436	2,436	—	—
Financial liabilities:
Noninterest bearing deposits	237,932	237,932	237,932	—	—	237,491	237,491	237,491	—	—
Interest-bearing deposits	648,051	647,988	—	647,988	—	678,818	678,890	—	678,890	—
Borrowings	30,000	30,000	—	30,000	—	39,500	39,418	—	39,418	—
Junior subordinated debentures	17,527	17,527	—	17,527	—	17,527	17,527	—	17,527	—
Accrued interest payable	193	193	193	—	—	222	222	222	—	—

4. Investments
Securities Available For Sale, at Fair Value
The following table sets forth the major components of securities available for sale and compares the amortized costs and estimated fair market values of, and the gross unrealized gains and losses on, these securities at March 31, 2015 and December 31, 2014:

(Dollars in thousands)	March 31, 2015				December 31, 2014
	Amortized Cost	Gross Unrealized		Estimated Fair Value	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gain	Loss			Gain	Loss
Securities Available for Sale
Residential mortgage backed securities issued by U.S. Agencies(1)	$52,535	$67	$(630)	$51,972	$54,653	$26	$(940)	$53,739
Residential collateralized mortgage obligations issued by non agencies(1)	772	—	(18)	754	790	—	(13)	777
Asset backed security(2)	2,074	—	(636)	1,438	2,083	—	(433)	1,650
Mutual funds(3)	4,750	70	(16)	4,804	4,750	45	(35)	4,760
Total	$60,131	$137	$(1,300)	$58,968	$62,276	$71	$(1,421)	$60,926

(1)	Secured by closed-end first liens on 1-4 family residential mortgages.

(2)	Comprised of a security that represents an interest in a pool of trust preferred securities issued by U.S.-based banks and insurance companies.

(3)	Consists primarily of mutual fund investments in closed-end first lien 1-4 family residential mortgages.
At March 31, 2015, U.S. agency mortgage backed securities with an aggregate fair market value of $4.0 million were pledged to secure repurchase agreements, local agency deposits and treasury, tax and loan accounts. At December 31, 2014, U.S. agency mortgage backed securities and collateralized mortgage obligations with an aggregate fair market value of $3.6 million were pledged to secure repurchase agreements, local agency deposits and treasury, tax and loan accounts.
The amortized cost and estimated fair values of securities available for sale at March 31, 2015 and December 31, 2014 are shown in the tables below by contractual maturities taking into consideration historical prepayments based on the prior twelve months of principal payments. Expected maturities will differ from contractual maturities and historical prepayments, particularly with respect to collateralized mortgage obligations, primarily because prepayment rates are affected by changes in conditions in the interest rate market and, therefore, future prepayment rates may differ from historical prepayment rates.

	At March 31, 2015 Maturing in
(Dollars in thousands)	One year or less	Over one year through five years	Over five years through ten years	Over ten Years	Total
Securities available for sale, amortized cost	$7,778	$28,868	$16,149	$7,336	$60,131
Securities available for sale, estimated fair value	7,709	28,635	15,979	6,645	58,968
Weighted average yield	1.51%	1.63%	1.58%	1.87%	1.63%

	At December 31, 2014 Maturing in
(Dollars in thousands)	One year or less	Over one year through five years	Over five years through ten years	Over ten Years	Total
Securities available for sale, amortized cost	$7,483	$29,008	$17,448	$8,337	$62,276
Securities available for sale, estimated fair value	7,359	28,614	17,148	7,805	60,926
Weighted average yield	1.54%	1.64%	1.60%	1.83%	1.64%

We had no sales of securities available for sale during the three months ended March 31, 2015 and 2014.
The tables below indicate, as of March 31, 2015 and December 31, 2014, the gross unrealized losses and fair values of our investments, aggregated by investment category, and length of time that the individual securities have been in a continuous unrealized loss position.

	Securities with Unrealized Loss at March 31, 2015
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Residential mortgage backed securities issued by U.S. Agencies	$381	$—	$30,002	$(630)	$30,383	$(630)
Residential collateralized mortgage obligations issued by non-agencies	—	—	754	(18)	754	(18)
Asset backed security	—	—	1,438	(636)	1,438	(636)
Mutual funds	1,984	(16)	—	—	1,984	(16)
Total	$2,365	$(16)	$32,194	$(1,284)	$34,559	$(1,300)

	Securities With Unrealized Loss at December 31, 2014
	Less than 12 months		12 months or more		Total
(Dollars In thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Residential mortgage backed securities issued by U.S. Agencies	$—	$—	$50,697	$(940)	$50,697	$(940)
Residential collateralized mortgage obligations issued by non-agencies	—	—	776	(13)	776	(13)
Asset-backed security	—	—	1,651	(433)	1,651	(433)
Mutual funds	2,464	(35)	—	—	2,464	(35)
Total	$2,464	$(35)	$53,124	$(1,386)	$55,588	$(1,421)
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
Through the impairment assessment process, we determined that the available-for-sale securities discussed below were other-than-temporarily impaired at March 31, 2015. We recorded no impairment credit losses on available-for-sale securities in our consolidated statements of operations for the three months ended March 31, 2015 and 2014. The OTTI related to factors other than credit losses, in the aggregate amount of $636 thousand, and was recognized as other comprehensive loss in our accompanying consolidated statement of financial condition as of March 31, 2015.

The table below presents, for the three months ended March 31, 2015, a roll-forward of OTTI in those instances when a portion of the OTTI was attributable to non-credit related factors and, therefore, was recognized in other comprehensive loss:

(Dollars in thousands)	Gross Other- Than- Temporary Impairments	Other-Than- Temporary Impairments Included in Other Comprehensive Loss	Net Other-Than- Temporary Impairments Included in Retained Earnings (Deficit)
Balance – December 31, 2014	$(986)	$(433)	$(553)
Change in market value on a security for which an OTTI was previously recognized	(208)	(208)	—
Principal received on OTTI security	5	5	—
Balance – March 31, 2015	$(1,189)	$(636)	$(553)
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
Based on our OTTI assessment process, we determined that there is one asset-backed security in our portfolio of securities available for sale that was impaired as of March 31, 2015. This security is a multi-class, cash flow collateralized bond obligation backed by a pool of trust preferred securities issued by a diversified pool of 56 issuers that consisted of 45 U.S. depository institutions and 11 insurance companies at the time of the security’s issuance in November 2007. We purchased $3.0 million face amount of this security in November 2007 at a price of 95.21% for a total purchase price of $2.9 million, out of a total of $363 million of this security sold at the time of issuance. The security that we own (CUSIP 74042CAE8) is the mezzanine class B piece security with a variable interest rate of 3 month LIBOR plus 60 basis points, which had a rating of Aa2 and AA by Moody’s and Fitch, respectively, at the time of issuance in 2007.
As of March 31, 2015, the amortized cost of this security was $2.1 million with a fair value of $1.4 million, for an unrealized loss of approximately $636 thousand. As of March 31, 2015, the security had a Ba2 rating from Moody’s and a CCC rating from Fitch and had experienced $42.5 million in defaults (12.5% of total current collateral) and $24.0 million in deferring securities (7% of total current collateral) from issuance to March 31, 2015. We estimate that the security could experience another $95.0 million in defaults before the issuer would not receive all of the contractual cash flows under this security. This analysis is based on the following assumptions: approximate future default rates of 3.3%, prepayment rates of 1% until maturity, and 15% recovery of future defaults.

We have made a determination that the remainder of our securities with respect to which there were unrealized losses as of March 31, 2015 are not other-than-temporarily impaired, because we have concluded that we have the ability to continue to hold those securities until their respective fair market values increase above their respective amortized costs or, if necessary, until their respective maturities. In reaching that conclusion we considered a number of factors and other information, which included: (i) the significance of each such security, (ii) the amount of the unrealized losses attributable to each such security, (iii) our liquidity position, (iv) the impact that retention of those securities could have on our capital position and (v) our evaluation of the expected future performance of these securities (based on the criteria discussed above).

Other Investments
As of December 31, 2014, we had one investment in a limited partnership which was accounted for under the equity method of accounting and included within other assets on the consolidated statements of financial condition. During the three months ended March 31, 2015, we redeemed 100% of our investment in the limited partnership for a return of capital of $2.1 million. As of March 31, 2015 and December 31, 2014, our other investment was as follows:

	March 31, 2015	December 31, 2014
	(Dollars in thousands)
Investment accounted for under the equity method	$—	$2,081

5. Loans and Allowance for Loan and Lease Losses
The loan portfolio consisted of the following at:

	March 31, 2015		December 31, 2014
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial loans	$312,613	37.2%	$301,746	36.0%
Commercial real estate loans – owner occupied	211,654	25.2%	212,515	25.4%
Commercial real estate loans – all other	150,416	17.9%	146,676	17.5%
Residential mortgage loans – multi-family	82,674	9.8%	95,276	11.4%
Residential mortgage loans – single family	64,748	7.7%	64,326	7.7%
Land development loans	4,596	0.5%	7,745	0.9%
Consumer loans	13,598	1.6%	9,687	1.2%
Total loans	840,299	100.0%	837,971	100.0%
Deferred loan origination costs, net	94		59
Allowance for loan and lease losses	(12,639)		(13,833)
Loans, net	$827,754		$824,197
At March 31, 2015 and December 31, 2014, loans of approximately $531 million and $425 million, respectively, were pledged to secure borrowings obtained from the FHLB and to support our unfunded borrowing capacity.
Allowance for Loan and Lease Losses
The ALLL represents our estimate of credit losses in our loan and lease portfolio that are probable and estimable at the balance sheet date. We employ economic models that are based on bank regulatory guidelines, industry standards and our own historical loan loss experience, as well as a number of more subjective qualitative factors, to determine both the sufficiency of the ALLL and the amount of the provisions that are required to increase or replenish the ALLL.

The ALLL is first determined by (i) analyzing all classified loans (graded as “Substandard” or “Doubtful” under our internal asset quality grading parameters) on non-accrual status for loss exposure and (ii) establishing specific reserves as needed. ASC 310-10 defines loan impairment as the existence of uncertainty concerning collection of all principal and interest in accordance with the contractual terms of a loan. For collateral dependent loans, impairment is typically measured by comparing the loan amount to the fair value of collateral, less estimated costs to sell, with any “shortfall” amount charged off. Other methods can be used in estimating impairment, including market price and the present value of expected future cash flows discounted at the loan’s original interest rate. We are an active lender with the U.S. Small Business Administration and collection of a percentage of the loan balance of many of the loans originated is guaranteed.  The ALLL reserves are calculated against the non-guaranteed loan balances.
On a quarterly basis, we utilize a classification migration model and individual loan review analytical tools as starting points for determining the adequacy of the ALLL for homogenous pools of loans that are not subject to specific reserve allocations. Our loss migration analysis tracks a certain number of quarters of loan loss history and industry loss factors to determine historical losses by classification category for each loan type, except certain consumer loans. We then apply these calculated loss factors, together with qualitative factors based on external economic conditions and trends and internal assessments, to the outstanding loan balances in each homogenous group of loans, and then, using our internal asset quality grading parameters, we grade the loans as “Pass,” “Special Mention,” “Substandard” or “Doubtful”. We also conduct individual loan review analysis, as part of the ALLL allocation process, applying specific monitoring policies and procedures in analyzing the existing loan portfolio. This grading is based on the credit classifications of assets as prescribed by government regulations and industry standards and is separated into the following groups:

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

Set forth below is a summary of the activity in the ALLL during the three months ended March 31, 2015 and 2014:

(Dollars in thousands)	Commercial	Real Estate	Land Development	Consumer and Single Family Mortgages	Total
ALLL in the three months ended March 31, 2015:
Balance at beginning of period	$7,670	$5,133	$296	$734	$13,833
Charge offs	(1,387)	—	(85)	—	(1,472)
Recoveries	275	1	—	2	278
Provision	795	(847)	(91)	143	—
Balance at end of period	$7,353	$4,287	$120	$879	$12,639
ALLL in the three months ended March 31, 2014:
Balance at beginning of period	$5,812	$4,517	$165	$864	$11,358
Charge offs	(110)	—	—	(100)	(210)
Recoveries	283	18	—	41	342
Provision	3	504	(11)	(46)	450
Balance at end of period	$5,988	$5,039	$154	$759	$11,940
Set forth below is information regarding loan balances and the related ALLL, by portfolio type, as of March 31, 2015 and December 31, 2014.

(Dollars in thousands)	Commercial	Real Estate	Land Development	Consumer and Single Family Mortgages	Total
ALLL balance at March 31, 2015 related to:
Loans individually evaluated for impairment	$812	$—	$—	$—	$812
Loans collectively evaluated for impairment	6,541	4,287	120	879	11,827
Total	$7,353	$4,287	$120	$879	$12,639
Loans balance at March 31, 2015 related to:
Loans individually evaluated for impairment	$16,846	$7,942	$1,717	$4,231	$30,736
Loans collectively evaluated for impairment	295,767	436,802	2,879	74,115	809,563
Total	$312,613	$444,744	$4,596	$78,346	$840,299
ALLL Balance at December 31, 2014 related to:
Loans individually evaluated for impairment	$995	$537	$—	$—	$1,532
Loans collectively evaluated for impairment	6,675	4,596	296	734	12,301
Total	$7,670	$5,133	$296	$734	$13,833
Loans balance at December 31, 2014 related to:
Loans individually evaluated for impairment	$21,117	$7,536	$2,111	$4,373	$35,137
Loans collectively evaluated for impairment	280,629	446,931	5,634	69,640	802,834
Total	$301,746	$454,467	$7,745	$74,013	$837,971

Credit Quality
The amounts of nonperforming assets and delinquencies that occur within our loan portfolio factors into our evaluation of the adequacy of the ALLL.
The following table provides a summary of the delinquency status of loans by portfolio type at March 31, 2015 and December 31, 2014:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater	Total Past Due	Current	Total Loans Outstanding	Loans >90 Days and Accruing
At March 31, 2015
Commercial loans	$24,143	$—	$—	$24,143	$288,470	$312,613	$—
Commercial real estate loans – owner-occupied	891	—	—	891	210,763	211,654	—
Commercial real estate loans – all other	—	—	—	—	150,416	150,416	—
Residential mortgage loans – multi-family	—	—	—	—	82,674	82,674	—
Residential mortgage loans – single family	181	—	733	914	63,834	64,748	—
Land development loans	—	1,717	—	1,717	2,879	4,596	—
Consumer loans	—	—	—	—	13,598	13,598	—
Total	$25,215	$1,717	$733	$27,665	$812,634	$840,299	$—
At December 31, 2014
Commercial loans	$553	$—	$—	$553	$301,193	$301,746	$—
Commercial real estate loans – owner-occupied	—	—	—	—	212,515	212,515	—
Commercial real estate loans – all other	20	—	2,117	2,137	144,539	146,676	—
Residential mortgage loans – multi-family	—	—	—	—	95,276	95,276	—
Residential mortgage loans – single family	835	—	285	1,120	63,206	64,326	—
Land development loans	—	—	364	364	7,381	7,745	—
Consumer loans	17	—	—	17	9,670	9,687	—
Total	$1,425	$—	$2,766	$4,191	$833,780	$837,971	$—
Generally, the accrual of interest on a loan is discontinued when principal or interest payments become more than 90 days past due, unless we believe that the loan is adequately collateralized and it is in the process of collection. There were no loans 90 days or more past due and still accruing interest at March 31, 2015 or December 31, 2014. In certain instances, when a loan is placed on non-accrual status, previously accrued but unpaid interest is reversed against current income. Subsequent collections of cash are applied as principal reductions when received (referred to as full nonaccrual basis of accounting), except when the ultimate collectability of principal is probable, in which case such payments are applied to accrued and unpaid interest, which is credited to income (referred to as nonaccrual cash basis of accounting). Non-accrual loans may be restored to accrual status when principal and interest become current and full repayment becomes expected.

The following table provides information with respect to loans on nonaccrual status, by portfolio type, as of March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
	(Dollars in thousands)
Nonaccrual loans:
Commercial loans	$14,628	$16,182
Commercial real estate loans – owner occupied	2,138	2,171
Commercial real estate loans – all other	2,117	2,117
Residential mortgage loans – multi-family	456	—
Residential mortgage loans – single family	1,347	1,472
Land development loans	1,717	2,111
Total(1)	$22,403	$24,053

(1)    Nonaccrual loans may include loans that are currently considered performing loans.
 We classify our loan portfolio using internal asset quality ratings. The following table provides a summary of loans by portfolio type and our internal asset quality ratings as of March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
	(Dollars in thousands)
Pass:
Commercial loans	$295,666	$280,102
Commercial real estate loans – owner occupied	207,869	208,687
Commercial real estate loans – all other	131,050	128,974
Residential mortgage loans – multi family	82,218	94,817
Residential mortgage loans – single family	63,401	62,854
Land development loans	2,879	5,634
Consumer loans	13,598	9,687
Total pass loans	$796,681	$790,755
Special Mention:
Commercial loans	$—	$351
Commercial real estate loans – all other	10,732	6,588
Residential mortgage loans – multi family	—	459
Total special mention loans	$10,732	$7,398
Substandard:
Commercial loans	$16,363	$19,655
Commercial real estate loans – owner occupied	3,785	3,828
Commercial real estate loans – all other	8,634	11,114
Residential mortgage loans – multi family	456	—
Residential mortgage loans – single family	1,347	1,472
Land development loans	1,717	2,111
Total substandard loans	$32,302	$38,180
Doubtful:
Commercial loans	$584	$1,638
Total doubtful loans	$584	$1,638
Total Loans:	$840,299	$837,971
Impaired Loans
A loan generally is classified as impaired when, in our opinion, principal or interest is not likely to be collected in accordance with the contractual terms of the loan agreement. We measure for impairments on a loan-by-loan basis, using either the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral if the loan is collateral dependent.
The following table sets forth information regarding impaired loans, at March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
	(Dollars in thousands)
Impaired loans:
Nonaccruing loans	$18,186	$18,118
Nonaccruing restructured loans	4,217	5,935
Accruing restructured loans (1)	8,333	11,084
Accruing impaired loans	—	—
Total impaired loans	$30,736	$35,137
Impaired loans less than 90 days delinquent and included in total impaired loans	$30,002	$32,371

(1)	See "Troubled Debt Restructurings" below for a description of accruing restructured loans at March 31, 2015 and December 31, 2014.
The table below contains additional information with respect to impaired loans, by portfolio type, as of March 31, 2015 and December 31, 2014:

	March 31, 2015			December 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance (1)	Recorded Investment	Unpaid Principal Balance	Related Allowance (1)
	(Dollars in thousands)
No allowance recorded:
Commercial loans	$15,383	$15,510	$—	$18,563	$18,839	$—
Commercial real estate loans – owner occupied	2,138	2,436	—	2,171	2,440	—
Commercial real estate loans – all other	5,348	5,406	—	5,365	5,423	—
Residential mortgage loans – multi-family	456	456	—	—	—	—
Residential mortgage loans – single family	4,231	4,368	—	4,373	4,610	—
Land development loans	1,717	1,732	—	2,111	2,146	—
Total	29,273	29,908	—	32,583	33,458	—
With allowance recorded:
Commercial loans	$1,463	$1,890	$812	$2,554	$2,983	$1,532
Total	1,463	1,890	812	2,554	2,983	1,532
Total
Commercial loans	$16,846	$17,400	$812	$21,117	$21,822	$1,532
Commercial real estate loans – owner occupied	2,138	2,436	—	2,171	2,440	—
Commercial real estate loans – all other	5,348	5,406	—	5,365	5,423	—
Residential mortgage loans – multi-family	456	456	—	—	—	—
Residential mortgage loans – single family	4,231	4,368	—	4,373	4,610	—
Land development loans	1,717	1,732	—	2,111	2,146	—
Total	30,736	31,798	812	35,137	36,441	1,532

(1)
When the discounted cash flows, collateral value or market price equals or exceeds the recorded investment in the loan, then specific reserves are not required to be set aside for the loan within the ALLL. This typically occurs when the impaired loans have been partially charged-off and/or there have been interest payments received and applied to the balance of the principal outstanding.

At March 31, 2015 and December 31, 2014, there were $29.3 million and $32.6 million, respectively, of impaired loans for which no specific reserves had been allocated because these loans, in our judgment, were sufficiently collateralized. Of the impaired loans at March 31, 2015 for which no specific reserves were allocated, $28.5 million had been deemed impaired in the prior year.
Average balances and interest income recognized on impaired loans, by portfolio type, for the three months ended March 31, 2015 and 2014 were as follows:

	Three Months Ended March 31,
	2015		2014
	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized
	(Dollars in thousands)
No allowance recorded:
Commercial loans	$11,319	$116	$8,035	$50
Commercial real estate loans – owner occupied	2,330	—	2,477	—
Commercial real estate loans – all other	7,785	51	9,377	64
Residential mortgage loans – multi-family	57	5	—	—
Residential mortgage loans – single family	3,149	29	2,298	20
Land development loans	989	7	397	—
Total	25,629	208	22,584	134
With allowance recorded:
Commercial loans	2,532	—	1,261	28
Commercial real estate loans – owner occupied	61	—	—	—
Total	2,593	—	1,261	28
Total
Commercial loans	13,851	116	9,296	78
Commercial real estate loans – owner occupied	2,391	—	2,477	—
Commercial real estate loans – all other	7,785	51	9,377	64
Residential mortgage loans – multi-family	57	5	—	—
Residential mortgage loans – single family	3,149	29	2,298	20
Land development loans	989	7	397	—
Total	$28,222	$208	$23,845	$162
The interest that would have been earned had the impaired loans remained current in accordance with their original terms was $204 thousand and $70 thousand during the three months ended March 31, 2015 and 2014, respectively.
Troubled Debt Restructurings (“TDRs”)
Pursuant to the FASB's ASU No. 2011-2, A Creditor's Determination of whether a Restructuring is a Troubled Debt Restructuring, the Bank's TDRs totaled $12.6 million and $17.0 million at March 31, 2015 and December 31, 2014, respectively. TDRs consist of loans to which modifications have been made for the purpose of alleviating temporary impairments of the borrower's financial condition and cash flows. Those modifications have come in the forms of changes in amortization terms, reductions in interest rates, interest only payments and, in limited cases, concessions to outstanding loan balances. The modifications are made as part of workout plans we enter into with the borrower that are designed to provide a bridge for the borrower's cash flow shortfalls in the near term. If a borrower works through the near term issues, then in most cases, the original contractual terms of the borrower's loan will be reinstated.
Of the $12.6 million of TDRs outstanding at March 31, 2015, $8.3 million were performing in accordance with their terms and accruing interest, and $4.2 million were not. Our impairment analysis determined no specific reserves were required on the TDR balances outstanding at March 31, 2015.
The following table presents loans restructured as TDRs during the three months ended March 31, 2015 and 2014:

	March 31, 2015			March 31, 2014
(Dollars in thousands)	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Performing
Commercial real estate – all other	—	$—	$—	1	$613	$613
	—	—	—	1	613	613
Nonperforming
Land development loans	—	—	—	1	439	439
	—	—	—	1	439	439
Total troubled debt restructurings(1)	—	$—	$—	2	$1,052	$1,052

(1)	No loans were restructured during the three months ended March 31, 2015.

As of March 31, 2015, TDRs totaled $12.6 million as compared to $17.0 million at December 31, 2014.
During the three months ended March 31, 2015 and 2014, we had no TDRs that were modified within the preceding 12-month period which subsequently defaulted.

6. Income Taxes
For the three months ended March 31, 2015 and the three months ended March 31, 2014, we recorded no income tax provision. Our net deferred tax asset at March 31, 2015 was $5.9 million, net of a valuation allowance of $11.6 million. Based on the analysis performed, and the positive and negative evidence considered, management chose not to release any portion of the $11.6 million valuation allowance as of March 31, 2015. Positive evidence included improvement in asset quality, tax planning strategies, and economic conditions. Negative evidence included our current period loss, historical losses over the previous 12 quarter look back period and our accumulated deficit. Accordingly, there was no change in our net deferred tax asset from December 31, 2014. Our net deferred tax asset at March 31, 2014 was $7.1 million, net of a valuation allowance of $11.7 million. Based on the analysis performed, and the positive and negative evidence considered, management chose not to release any portion of the $11.7 million valuation allowance as of March 31, 2014. Positive evidence included improvement in our asset quality, tax planning strategies, and economic conditions. Negative evidence included historical operating losses and our accumulated deficit. Management determined the negative evidence was significant enough to outweigh the positive evidence and support no reversal of the valuation allowance; however, we did conclude that it was more-likely-than-not that the existing $7.1 million net deferred tax asset at the time would be realized.
We file income tax returns with the U.S. federal government and the state of California. As of March 31, 2015, we were subject to examination by the Internal Revenue Service with respect to our U.S. federal tax returns for the 2011 to 2013 tax years and Franchise Tax Board for California state income tax returns for the 2010 to 2013 tax years. Net operating losses (“NOLs”) on our U.S. federal and California state income tax returns may be carried forward twenty years. As of March 31, 2015, we do not believe there will be any material adverse changes in our unrecognized tax benefits over the next 12 months.
Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of tax expense. We did not have any accrued interest or penalties associated with any unrecognized tax benefits, and no interest expense was recognized during the three months ended March 31, 2015 and 2014.
7. Stock-Based Employee Compensation Plans
In May 2010, our shareholders approved the adoption of our 2010 Equity Incentive Plan (the “2010 Incentive Plan”), which authorized and set aside a total of 400,000 shares of our common stock for issuance on the exercise of stock options or the grant of restricted stock or other equity incentives to our officers, and other key employees and directors. An additional 158,211 shares of common stock were also set aside which was equal to the total of the shares that were available for the grant of equity incentives under our shareholder-approved 2008 and 2004 Equity Incentive Plans (the "Previously Approved Plans") at the time of the adoption of the 2010 Incentive Plan. Options to purchase a total of 536,600 shares of our common stock granted under the Previously Approved Plans were outstanding at March 31, 2015. The 2010 Incentive Plan provides that if any of these outstanding options under the Previously Approved Plans expire or are terminated for any reason, then the number of shares that would become available for grants or awards of equity incentives under the 2010 Incentive Plan would be increased by an equivalent number of shares. At the Annual Shareholders meeting held in May 2013, our shareholders approved an additional 800,000 share increase in the maximum number of shares of our common stock that may be issued pursuant to grants or exercises of options or restricted shares or other equity incentives under the 2010 Incentive Plan, of which 49,987 shares of restricted stock have vested as of March 31, 2015 thereby decreasing the maximum number of shares authorized under the 2010 Incentive Plan. As a result, as of March 31, 2015, the maximum number of shares that were authorized for the grant of options or other equity incentives under the 2010 Incentive Plan totaled 1,844,824 (assuming that all 536,600 shares of our common stock subject to options under the Previously Approved Plans expire or are terminated), or approximately 9% of the shares of our common stock then outstanding.
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
Under FASB ASC 718-10, we are required to recognize, in our financial statements, the fair value of the options or any restricted shares that we grant as compensation cost over their respective service periods. The fair values of the options that were outstanding at March 31, 2015 under the 2010 Incentive Plan were estimated as of their respective dates of grant using the Black-Scholes option-pricing model. The Company, under the 2010 Incentive Plan, granted restricted stock for the benefit of its employees and directors. These restricted shares vest over a period of three years for employees and one year for directors. The recipients of restricted shares have the right to vote all shares subject to such grant and receive all dividends with respect to such shares whether or not the shares have vested. The recipients do not pay any cash consideration for the shares.
Stock Options
The table below summarizes the weighted average assumptions used to determine the fair values of the options granted during the following periods:

	Three Months Ended March 31,
Assumptions with respect to:	2015	2014
Expected volatility	44%	44%
Risk-free interest rate	1.82%	2.08%
Expected dividends	—%	0.61%
Expected term (years)	6.0	6.7
Weighted average fair value of options granted during period	$3.13	$2.75
The following table summarizes the stock option activity under the Company’s equity incentive plans during the three months ended March 31, 2015 and 2014, respectively.

	Number of Shares	Weighted- Average Exercise Price Per Share	Number of Shares	Weighted- Average Exercise Price Per Share
	2015		2014
Outstanding – January 1,	1,257,390	$6.51	1,821,000	$6.88
Granted	112,828	7.09	41,892	6.18
Exercised	(204,312)	5.47	(65,000)	3.51
Forfeited/Canceled	(105,218)	12.38	(235,100)	11.22
Outstanding – March 31,	1,060,688	6.19	1,562,792	6.35
Options Exercisable – March 31,	532,418	$5.96	771,107	$6.61
Options Vested – March 31,	532,418	$5.96	771,107	$6.61
Options to purchase 204,312 shares of our common stock were exercised during the three months ended March 31, 2015. Options to purchase 65,000 shares of our common stock were exercised during the three months ended March 31, 2014. The aggregate intrinsic value of options exercised during the three months ended March 31, 2015 and 2014 was $322 thousand and $174 thousand, respectively. The fair values of options that vested during the three months ended March 31, 2015 and 2014 was $71 thousand and $70 thousand, respectively.

The following table provides additional information regarding the vested and unvested options that were outstanding at March 31, 2015.

Options Outstanding as of March 31, 2015					Options Exercisable as of March 31, 2015(1)
	Vested	Unvested	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Shares	Weighted Average Exercise Price
$2.97 – $5.99	241,744	22,285	$3.91	5.45	241,744	$3.82
$6.00 – $9.99	251,374	505,985	6.48	8.41	251,374	6.45
$10.00 – $12.99	5,000	—	12.02	0.05	5,000	12.02
$13.00 – $17.99	19,800	—	15.44	1.29	19,800	15.44
$18.00 – $18.84	14,500	—	18.09	0.83	14,500	18.09
	532,418	528,270	$6.19	7.39	532,418	$5.96

(1)	The weighted average remaining contractual life of the options that were exercisable as of March 31, 2015 was 6.16 years.
The aggregate intrinsic value of options that were outstanding and exercisable under the 2010 Incentive Plan at March 31, 2015 and December 31, 2014 was $1.0 million and $1.2 million, respectively.

A summary of the status of the unvested options outstanding as of March 31, 2015, and changes in the weighted average grant date fair values of the unvested options during the three months ended March 31, 2015, are set forth in the following table.

	For the three months ended
	2015		2014
	Number of Shares Subject to Options	Weighted Average Grant Date Fair Value	Number of Shares Subject to Options	Weighted Average Grant Date Fair Value
Unvested at the beginning of the period	468,504	$2.68	785,566	$2.57
Granted	112,828	3.13	41,892	2.75
Vested	(31,915)	2.24	(34,773)	2.00
Forfeited/Canceled	(21,147)	2.56	(1,000)	2.68
Unvested at the end of the period	528,270	2.81	791,685	2.60
At March 31, 2015, the weighted average period over which nonvested awards were expected to be recognized was 2.05 years.
Restricted Stock
The following table summarizes the activity related to restricted stock granted, vested and forfeited under our equity incentive plans during the three months ended March 31, 2015.

	For the Three Months Ended
	March 31, 2015		March 31, 2014
	Number of Shares	Average Grant Date Fair Value	Number of Shares	Average Grant Date Fair Value
Outstanding at the beginning of the period	141,254	$6.29	141,284	$6.23
Granted	94,675	7.10	18,608	6.18
Vested	(4,987)	6.18	—	—
Forfeited	(3,638)	6.18	—	—
Outstanding at the end of the period	227,304	$6.63	159,892	$6.23

Compensation Expense
We expect that the compensation expense that will be recognized during the periods presented below in respect of stock options and restricted stock outstanding at March 31, 2015, will be as follows:

	Estimated Stock Based Compensation Expense Stock Options	Estimated Stock Based Compensation Expense Restricted Stock	Estimated Stock Based Compensation Expense Total
(Dollars in thousands)
For the years ending December 31,
Remainder of 2015	$428	$530	$958
2016	298	479	776
2017	109	186	294
2018	33	23	57
2019 and beyond	6	—	6
	$874	$1,218	$2,091
The aggregate amounts of stock based compensation expense recognized in our consolidated statements of operations for the three months ended March 31, 2015 and 2014 were $316 thousand and $277 thousand, respectively, in each case net of taxes.

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

The following table shows how we computed basic and diluted EPS for the three months ended March 31, 2015 and 2014.

(In thousands, except per share data)	For the Three Months Ended March 31,
	2015	2014
Numerator:
Net loss from continuing operations	$(85)	$(733)
Accumulated undeclared dividends on preferred stock	(309)	(296)
Numerator for basic and diluted net loss from continuing operations	(394)	(1,029)
Net income from discontinued operations	—	1,184
Numerator for basic and diluted net (loss) income available to common shareholders	$(394)	$155
Denominator:
Basic weighted average outstanding shares of common stock	19,617	19,146
Dilutive effect of employee stock options and contingently issuable shares	—	—
Diluted weighted average common stock and common stock equivalents	19,617	19,146
Basic (loss) income per common share:
Net loss from continuing operations	$(0.02)	$(0.05)
Net income from discontinued operations	$—	$0.06
Net (loss) income available to common shareholders	$(0.02)	$0.01
Diluted (loss) income per common share:
Net loss from continuing operations	$(0.02)	$(0.05)
Net income from discontinued operations	$—	$0.06
Net (loss) income available to common shareholders	$(0.02)	$0.01

The weighted average shares that have an antidilutive effect in the calculation of diluted net loss per share and have been excluded from the computations above were as follows:

	For the Three Months Ended March 31,
	2015	2014
Stock options(1)	1,135,864	1,574,097
Convertible securities(2)	2,734,018	2,522,004
Shares subject to stock purchase warrants(3)	761,278	761,278

(1)	Stock options were excluded from the computation of diluted earnings per common share for the three months ended March 31, 2015 and 2014 as we reported a net loss from continuing operations.

(2)	Convertible securities were excluded from the computation of diluted earnings per common share for the three months ended March 31, 2015 and 2014 as we reported a net loss from continuing operations.

(3)
Stock purchase warrants were excluded from the computation of diluted earnings per common share for the three months ended March 31, 2015 and 2014 because the exercisability of those warrants is conditioned on the happening of certain future events.

9. Shareholders’ Equity
Accumulated Other Comprehensive Income (Loss), net
Accumulated other comprehensive income (loss), net as of March 31, 2015 and December 31, 2014 was as follows:

	Unrealized Gain (Loss) on Securities Available-for-Sale, net of tax	Accumulated Other Comprehensive Income, Net
	(Dollars in thousands)
Ending balance as of December 31, 2013	$(2,154)	$(2,154)
Other comprehensive income before reclassifications, net of tax provision of $847 thousand (1)	1,462	1,462
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	—
Other comprehensive income, net of tax provision of $847 thousand	1,462	1,462
Ending balance as of December 31, 2014	$(692)	$(692)
Other comprehensive income before reclassifications, net of tax provision of $0	188	188
Amounts reclassified from accumulated other comprehensive income, net of tax	—	—
Other comprehensive income, net of tax provision of $0	188	188
Ending balance as of March 31, 2015	$(504)	$(504)

(1)	Tax impact included in Deferred tax assets.
10. Commitments and Contingencies
Repurchase Reserves
We have historically maintained reserves for possible repurchases that we may have been required to make of certain of the mortgage loans which we sold as a result of deficiencies or defects that may be found to exist in such loans. Our repurchase reserve also covered returns of any premiums earned and administrative fees pertaining to the repurchase of mortgage loans that did not meet investor guidelines, including potential loss of advances on Veterans Affairs or Federal Housing Authority Ginnie Mae loans.  As a result of our exit from the mortgage banking business and no longer being subject to potential loss for anything other than mortgage fraud, we have undertaken an analysis of our accrual. Our analysis assumes that the repurchase liability exposure will decrease over time as mortgage loans are paid off and as we are no longer originating new mortgage loans. We repurchased $619 thousand of loans during the three months ended March 31, 2015. We repurchased $1.3 million of loans during the three months ended March 31, 2014 by adjusting the gains on sale recorded for these loans. The following table sets forth information, at March 31, 2015 and December 31, 2014, with respect to such reserves:

	At and For the Three Months Ended	At and For the Year Ended
	March 31, 2015	December 31, 2014
	(Dollars in thousands)
Beginning balance	$381	$1,883
(Recovery of)/Provision for repurchases	(16)	(1,502)
Settlements	—	—
Total repurchases reserve	$365	$381
Commitments
To meet the financing needs of our customers in the normal course of business, we are a party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements. At March 31, 2015 and December 31, 2014, we were committed to fund certain loans including letters of credit amounting to approximately $154 million and $148 million, respectively. The contractual amounts of a credit-related financial instrument, such as a commitment to extend credit, a credit-card arrangement or a letter of credit, represent the amount of potential accounting loss should the commitment be fully drawn upon, the customer were to default, and the value of any existing collateral securing the customer’s payment obligation becomes worthless. The loss reserve for unfunded loan commitments was $275 thousand and $275 thousand at March 31, 2015 and December 31, 2014, respectively.
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
Based on our evaluation of the lawsuits and other proceedings that were pending against us as of March 31, 2015, the outcomes in those suits or other proceedings are not expected to have, either individually or in the aggregate, a material adverse effect on our consolidated financial position, results of operations or cash flows. However, in light of the inherent uncertainties involved, some of which are beyond our control, and the very large or indeterminate damages often sought in such legal actions or proceedings, an adverse outcome in one or more of these suits or proceedings could be material to our financial position, results of operations or cash flows for any particular reporting period.

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
The following table sets forth information regarding the net interest income and noninterest income for our commercial banking and discontinued operations segments, respectively, for the three months ended March 31, 2015 and 2014.

(Dollars in thousands)	Commercial	Other	Total from continuing operations	Discontinued Operations	Total including discontinued operations
Net interest income for the three months ended March 31,
2015	$8,243	$(94)	$8,149	$—	$8,149
2014	$7,841	$3	$7,844	$74	$7,918
Noninterest income for the three months ended March 31,
2015	$879	$3	$882	$—	$882
2014	$1,178	$116	$1,294	$1,689	$2,983
Segment Assets at:
March 31, 2015	$1,055,104	$5,085	$1,060,189	$—	$1,060,189
December 31, 2014	$1,094,120	$5,490	$1,099,610	$—	$1,099,610

12. Regulatory Capital
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
The following table sets forth the capital and capital ratios of the Company (on a consolidated basis) and the Bank (on a stand-alone basis) at March 31, 2015, as compared to the respective regulatory requirements applicable to them.

			Applicable Federal Regulatory Requirement
			For Capital Adequacy Purposes		To be Categorized As Well Capital
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total Capital to Risk Weighted Assets:
Company	$146,365	16.9%	$69,228	At least 8.0	N/A	N/A
Bank	126,456	14.7%	68,773	At least 8.0	$85,967	At least 10.0
Common Equity Tier 1 Capital to Risk Weighted Assets:
Company	$107,756	12.5%	$38,941	At least 4.5	N/A	N/A
Bank	115,655	13.5%	38,685	At least 4.5	$55,878	At least 6.5
Tier 1 Capital to Risk Weighted Assets:
Company	$135,494	15.7%	$51,921	At least 6.0	N/A	N/A
Bank	115,655	13.5%	51,580	At least 6.0	$68,773	At least 8.0
Tier 1 Capital to Average Assets:
Company	$135,494	13.0%	$41,745	At least 4.0	N/A	N/A
Bank	115,655	11.1%	41,524	At least 4.0	$51,905	At least 5.0
In early July 2013, the Federal Reserve Board and the FDIC issued final rules implementing the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act changes.  The rules revise minimum capital requirements and adjust prompt correct action thresholds.  The final rules revise the regulatory capital elements, add a new common equity Tier 1 capital ratio, increase the minimum Tier 1 capital ratio requirement, and implement a new capital conservation buffer.  The rules also permit certain banking organizations to retain, through a one-time election, the existing treatment for accumulated other comprehensive income.  The final rules took effect for community banks on January 1, 2015, subject to a transition period for certain parts of the rules.  At March 31, 2015 the Bank (on a stand-alone basis) continued to qualify as a well-capitalized institution, and the Company continued to exceed the minimum required capital ratios applicable to it, under the capital adequacy guidelines described above.

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
In addition to the risk of incurring loan losses, which is an inherent risk of the banking business, these risks and uncertainties include, but are not limited to, the following: the risk that the economic recovery in the United States, which is improving but still relatively fragile, will be adversely affected by domestic or international economic conditions, which could cause us to incur additional loan losses and adversely affect our results of operations in the future; the risk that our interest margins and, therefore, our net interest income will be adversely affected by changes in prevailing interest rates; the risk that we will not succeed in further reducing our remaining nonperforming assets, in which event we would face the prospect of further loan charge-offs and write-downs of assets; the risk that we will not be able to manage our interest rate risks effectively, in which event our operating results could be harmed; the prospect that government regulation of banking and other financial services organizations will increase, causing our costs of doing business to increase and restricting our ability to take advantage of business and growth opportunities; the risk that our efforts to develop a robust commercial banking platform may not succeed; and the risk that we may be unable to realize our expected level of increasing deposit inflows. Additional information regarding these and other risks and uncertainties to which our business is subject is contained in our Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Form 10-K”) that we filed with the Securities and Exchange Commission (“SEC”) on March 13, 2015, and readers of this Report are urged to review the additional information contained in that report, and in any subsequent Quarterly Report on Form 10-Q that we file with the SEC. We urge you to read those risk factors in conjunction with your review of the following discussion and analysis of our results of operations for the three months ended, and our financial condition at, March 31, 2015.
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
As of March 31, 2015, our total assets, net loans and total deposits were $1.1 billion, $828 million and $886 million, respectively.
The Bank, which is headquartered in Orange County, California, approximately 40 miles south of Los Angeles, conducts a commercial banking business in Orange, Los Angeles, San Bernardino and San Diego counties in Southern California. The Bank is also a member of the Federal Reserve System and its deposits are insured, to the maximum extent permitted by law, by the Federal Deposit Insurance Corporation (the “FDIC”). For the three months ended March 31, 2015 and 2014, we operated as one reportable segment, Commercial Banking, and one non-reportable segment, Discontinued Operations.

Unless the context otherwise requires, the “Company,” “we,” “our,” “ours,” and “us” refer to Pacific Mercantile Bancorp and its consolidated subsidiaries.

Current Developments
During the first quarter of 2015, the Company made the strategic decision to discontinue its business of funding broker-originated Small Business Administration (“SBA”) loans. The Bank employed a group that was originally hired in May 2012 which focused on originating loans through the SBA 504 and 7(a) lending programs (“SBA Group”). The SBA Group sourced loans through broker relationships, which generally did not result in the Bank having the borrower's full banking relationship. We concluded that the transactional nature of the business model in the SBA Group was not in line with our strategy of transitioning to a relationship-oriented commercial banking model. As a result of this decision, we terminated the 15 employees within the SBA Group and we incurred total personnel expense including severance pay of $611 thousand, which is recorded within noninterest expense for the three months ended March 31, 2015 and will be nonrecurring. We do not expect any additional expenses to be incurred as a result of this decision. The Bank continues to be in good standing with the SBA as a Preferred Lender and we will continue to originate SBA 504 and 7(a) loans through our core relationship banking strategy. We intend to sell the guaranteed portion of the 7(a) loans in the secondary market from time to time.

Results of Operations
Discontinued Operations
In connection with our exit from the mortgage banking business described in our 2014 Form 10-K, the revenues and expenses of our mortgage banking division have been classified as discontinued operations for all periods presented. As a result, all comparisons below reflect results from continuing operations. We completed the final wind down of the mortgage banking division during 2014 and had no additional revenue or expense during the current period.
Operating Results for the Three Months Ended March 31, 2015 and 2014
Our operating results for the three months ended March 31, 2015, compared to March 31, 2014, were as follows:

	Three Months Ended March 31,		2015 vs. 2014 % Change
	2015	2014

Interest income	9,471	9,287	2.0%
Interest expense	1,322	1,443	(8.4)%
Provision for loan and lease losses	—	450	(100.0)%
Non-interest income	882	1,294	(31.8)%
Non-interest expense	9,116	9,421	(3.2)%
Net loss from continuing operations	(85)	(733)	(88.4)%
Net income from discontinued operations	—	1,184	(100.0)%
Net income (loss)	(85)	451	(118.8)%
Interest Income
Three Months Ended March 31, 2015 and 2014
Total interest income increased 2.0% to $9.5 million for the three months ended March 31, 2015 from $9.3 million for the three months ended March 31, 2014, with an average yield on interest-earning assets of 3.76% for the three months ended March 31, 2015 compared to 3.86% for the three months ended March 31, 2014. This increase was primarily due to an increase in interest income on loans during the three months ended March 31, 2015 compared to the same prior year period due to an increase in average loan balances, partially offset by a decline in the average yield on loans. During the three months ended March 31, 2015 and 2014, interest income on loans was $9.0 million and $8.8 million, respectively, yielding 4.42% and 4.58% on average loan balances of $827.5 million and $779.2 million, respectively. The increase in the average loan balances is attributable to an increase in loan demand. The decrease in average loan yield is primarily attributable to a $14.4 million loan relationship moving from nonaccrual cash basis of accounting to full nonaccrual basis of accounting.
During the three months ended March 31, 2015 and 2014, interest income from our securities available-for-sale and stock was $373 thousand and $417 thousand, respectively, yielding 2.21% and 2.29% on average balances of $68.3 million and $73.7 million, respectively. The average securities balances decreased as a result of maturities of, and payments on, securities which we did not fully replace due to liquidity needs. The investment yield decrease is primarily due to higher premium amortization attributable to higher prepayment speeds on our securities available-for-sale. Interest income from our short-term investments, including our federal funds sold and interest-bearing deposits, was $79 thousand and $77 thousand for the three months ended March 31, 2015 and 2014, respectively, yielding 0.26% and 0.26% on average balances of $125.5 million and $122.3 million, respectively. The average balances of short-term investments increased as a result of an increase in our funds held at the FRBSF. As a result, total interest income on investments increased for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014.
Interest Expense
Three Months Ended March 31, 2015 and 2014
Total interest expense decreased 8.4% to $1.3 million for the three months ended March 31, 2015 from $1.4 million for the three months ended March 31, 2014. The decrease was primarily due to a decrease in average interest-bearing liabilities of $701.8 million and $709.4 million at March 31, 2015 and 2014, respectively, with a cost of funds of 0.76% and 0.82%, respectively, which consisted of deposits, borrowings and junior subordinated debentures. The decrease in interest expense was also due to a decrease in the volume of certificates of deposit and a decrease in the rates of interest paid on certificates of deposit. Interest expense on our certificates of deposit for the three months ended March 31, 2015 and 2014 was $696 thousand and $1.0 million, respectively, with a cost of funds of 0.89% and 0.98% on average balances of $316.5 million and $425.6 million, respectively.
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
The following tables set forth information regarding our average balance sheet, yields on interest earning assets, interest expense on interest-bearing liabilities, the interest rate spread and the interest rate margin for the three months ended March 31, 2015 and 2014. Average balances are calculated based on average daily balances.

	Three Months Ended March 31,
	2015			2014
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets
Short-term investments(1)	$125,499	$79	0.26%	$122,321	$77	0.26%
Securities available for sale and stock(2)	68,312	373	2.21%	73,736	417	2.29%
Loans(3)	827,471	9,019	4.42%	779,165	8,793	4.58%
Total interest-earning assets	1,021,282	9,471	3.76%	975,222	9,287	3.86%
Noninterest-earning assets
Cash and due from banks	14,789			13,317
All other assets(3)	10,382			35,748
Total assets	$1,046,453			$1,024,287
Interest-bearing liabilities:
Interest-bearing checking accounts	$39,249	24	0.25%	$33,898	24	0.29%
Money market and savings accounts	289,479	405	0.57%	163,034	130	0.32%
Certificates of deposit	316,487	696	0.89%	425,620	1,031	0.98%
Other borrowings	39,089	72	0.75%	69,315	151	0.88%
Junior subordinated debentures	17,527	125	2.89%	17,527	107	2.48%
Total interest bearing liabilities	701,831	1,322	0.76%	709,394	1,443	0.82%
Noninterest bearing liabilities
Demand deposits	217,605			186,308
Accrued expenses and other liabilities	6,777			13,366
Shareholders' equity	120,240			115,219
Total liabilities and shareholders' equity	$1,046,453			$1,024,287
Net interest income		$8,149			$7,844
Net interest income/spread			3.00%			3.04%
Net interest margin			3.24%			3.26%
The following table sets forth changes in interest income, including loan fees, and interest paid in the three months ended March 31, 2015 and 2014 and the extent to which those changes were attributable to changes in (i) the volumes of or in the rates of interest earned on interest-earning assets and (ii) the volumes of or in the rates of interest paid on our interest-bearing liabilities.

	Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014 Increase (Decrease) due to Changes in
	Volume	Rates	Total Increase (Decrease)
	(Dollars in thousands)
Interest income
Short-term investments(1)	$2	$—	$2
Securities available for sale and stock(2)	(30)	(14)	(44)
Loans	534	(308)	226
Total earning assets	506	(322)	184
Interest expense
Interest-bearing checking accounts	4	(4)	—
Money market and savings accounts	139	136	275
Certificates of deposit	(246)	(89)	(335)
Borrowings	(58)	(21)	(79)
Junior subordinated debentures	—	18	18
Total interest-bearing liabilities	(161)	40	(121)
Net interest income	$667	$(362)	$305

(1)	Short-term investments consist of federal funds sold and interest bearing deposits that we maintain at financial institutions.

(2)	Stock consists of FHLB stock and FRBSF stock.

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
During the three months ended March 31, 2015, we recorded no provision for loan and lease losses, as compared to $450 thousand recorded during the three months ended March 31, 2014. There was no provision for loan and lease losses during the three months ended March 31, 2015 as loan growth was minimal during the period and, with the exception of a previously identified problem loan relationship, asset quality continued to improve. Taking into account net recoveries of $132 thousand during the three months ended March 31, 2014 and net loan growth of $1.8 million during the same period, our analysis supported a provision of $450 thousand during the three months ended March 31, 2014 in order to maintain the ALLL on the higher end of the determined range.
See "—Financial Condition—Nonperforming Assets and Allowance for Loan and Lease Losses" below in this Item 2 for additional information regarding the ALLL.
Noninterest Income
The following table identifies the components of and the percentage changes in noninterest income during the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	Amount	Amount	Percentage Change
	2015	2014	2015 vs. 2014

Service fees on deposits and other banking services	212	208	1.9%
Net gain on sale of small business administration loans	—	686	(100.0)%
Other noninterest income	670	400	67.5%
Total noninterest income	$882	$1,294	(31.8)%

Three Months Ended March 31, 2015 and 2014
Noninterest income decreased by $412 thousand for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 primarily as a result of a $686 thousand decrease in net gain on the sale of SBA loans partially offset by a $200 thousand recovery during the first quarter of 2015 on a charged off loan in excess of the amount previously charged off against the ALLL.
Noninterest Expense
The following table sets forth the principal components and the amounts of, and the percentage changes in, noninterest expense during the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31,
	2015	2014	2015 vs. 2014
	Amount	Amount	Percent Change

Salaries and employee benefits	$5,908	$5,604	5.4%
Occupancy	660	589	12.1%
Equipment and depreciation	393	369	6.5%
Data processing	236	251	(6.0)%
FDIC expense	352	293	20.1%
Other real estate owned expense, net	102	861	(88.2)%
Professional fees	628	574	9.4%
Business development	156	94	66.0%
Loan related expense	69	84	(17.9)%
Insurance	88	137	(35.8)%
Other operating expenses (1)	524	565	(7.3)%
Total noninterest expense	$9,116	$9,421	(3.2)%

(1)	Other operating expenses primarily consist of telephone, investor relations, promotional, regulatory expenses, and correspondent bank fees.
Three Months Ended March 31, 2015 and 2014
Noninterest expense decreased $305 thousand, or 3.2%, for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014, primarily as a result of:

•
A decrease of $759 thousand in OREO expenses as a result of lower carrying costs and other expenses related to OREO during the three months ended March 31, 2015 as compared to the same period in 2014; partially offset by

•
An increase of $304 thousand in salaries and employee benefits as a result of the personnel expense, including severance pay, related to the closure of the SBA Group partially offset by a refund on our workers compensation policy received during the first quarter of 2015.

Provision for (Benefit from ) Income Tax
Three Months Ended March 31, 2015 and 2014
For the three months ended March 31, 2015 and the three months ended March 31, 2014, we recorded no income tax provision. Our net deferred tax asset at March 31, 2015 was $5.9 million, net of a valuation allowance of $11.6 million. Based on the analysis performed, and the positive and negative evidence considered, management chose not to release any portion of the $11.6 million valuation allowance as of March 31, 2015. Positive evidence included improvement in asset quality, tax planning strategies, and economic conditions. Negative evidence included our current period loss, historical losses over the previous 12 quarter look back period and our accumulated deficit. Accordingly, there was no change in our net deferred tax asset from December 31, 2014. Our net deferred tax asset at March 31, 2014 was $7.1 million, net of a valuation allowance of $11.7 million. Based on the analysis performed, and the positive and negative evidence considered, management chose not to release any portion of the $11.7 million valuation allowance as of March 31, 2014. Positive evidence included improvement in our asset quality, tax planning strategies, and economic conditions. Negative evidence included historical operating losses and our accumulated deficit. Management determined the negative evidence was significant enough to outweigh the positive evidence and support no reversal of the valuation allowance; however, we did conclude that it was more-likely-than-not that the existing $7.1 million net deferred tax asset at the time would be realized.

Financial Condition
Assets
Our total assets decreased by $39 million to $1.1 billion at March 31, 2015 from $1.1 billion at December 31, 2014. The following table sets forth the composition of our interest earning assets at:

	March 31, 2015	December 31, 2014
	(Dollars in thousands)
Interest-bearing deposits with financial institutions (1)	$118,138	$167,138
Interest-bearing time deposits with financial institutions	4,668	4,668
Federal Reserve Bank of San Francisco and Federal Home Loan Bank Stock, at cost	8,137	8,137
Securities available for sale, at fair value	58,968	60,926
Loans (net of allowances of $12,639 and $13,833, respectively)	827,754	824,197

(1)	Includes interest-earning balances maintained at the FRBSF.
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
The following is a summary of the major components of securities available for sale and a comparison of the amortized cost, estimated fair values and the gross unrealized gains and losses attributable to those securities, as of March 31, 2015 and December 31, 2014:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Securities available for sale at March 31, 2015:
Residential mortgage backed securities issued by U.S. Agencies	$52,535	$67	$(630)	$51,972
Residential collateralized mortgage obligations issued by non agencies	772	—	(18)	754
Asset backed security	2,074	—	(636)	1,438
Mutual funds	4,750	70	(16)	4,804
Total securities available for sale	$60,131	$137	$(1,300)	$58,968
Securities available for sale at December 31, 2014:
Residential mortgage backed securities issued by U.S. Agencies	$54,653	$26	$(940)	$53,739
Residential collateralized mortgage obligations issued by non agencies	790	—	(13)	777
Asset backed security	2,083	—	(433)	1,650
Mutual funds	4,750	45	(35)	4,760
Total securities available for sale	$62,276	$71	$(1,421)	$60,926
The amortized cost of securities available for sale at March 31, 2015 is shown in the table below by contractual maturities taking into consideration historical prepayments based on the prior twelve months of principal payments. Expected maturities will differ from contractual maturities and historical prepayments, particularly with respect to collateralized mortgage obligations, primarily because prepayment rates are affected by changes in conditions in the interest rate market and, therefore, future prepayment rates may differ from historical prepayment rates.

	March 31, 2015 Maturing in
	One year or less		Over one year through five years		Over five years through ten years		Over ten years		Total
(Dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Securities available for sale:
Residential mortgage-backed securities issued by U.S. Agencies	$7,778	1.51%	$23,346	1.52%	$16,149	1.58%	$5,262	1.66%	$52,535	1.55%
Non-agency collateralized mortgage obligations	—	—	772	2.91%	—	—	—	—	772	2.91%
Asset backed securities	—	—	—	—	—	—	2,074	2.39%	2,074	2.39%
Mutual funds	—	—	4,750	1.93%	—	—	—	—	4,750	1.93%
Total Securities Available for sale	$7,778	1.51%	$28,868	1.63%	$16,149	1.58%	$7,336	1.87%	$60,131	1.63%

Loans
The following table sets forth the composition, by loan category, of our loan portfolio at March 31, 2015 and December 31, 2014:

	March 31, 2015		December 31, 2014
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial loans	$312,613	37.2%	$301,746	36.0%
Commercial real estate loans – owner occupied	211,654	25.2%	212,515	25.4%
Commercial real estate loans – all other	150,416	17.9%	146,676	17.5%
Residential mortgage loans – multi-family	82,674	9.8%	95,276	11.4%
Residential mortgage loans – single family	64,748	7.7%	64,326	7.7%
Land development loans	4,596	0.5%	7,745	0.9%
Consumer loans	13,598	1.6%	9,687	1.2%
Total loans	840,299	100.0%	837,971	100.0%
Deferred loan origination costs, net	94		59
Allowance for loan and lease losses	(12,639)		(13,833)
Loans, net	$827,754		$824,197
Commercial loans are loans to businesses to finance capital purchases or improvements, or to provide cash flow for operations. Real estate and residential mortgage loans are loans secured by trust deeds on real properties, including commercial properties and single family and multi-family residences. Land development loans are loans secured by non-arable bare land. Consumer loans include installment loans to consumers.
The following table sets forth the maturity distribution of our loan portfolio (excluding single and multi-family residential mortgage loans and consumer loans) at March 31, 2015:

	March 31, 2015
	One Year or Less	Over One Year Through Five Years	Over Five Years	Total
	(Dollars in thousands)
Real estate loans(1)
Floating rate	$16,359	$32,123	$150,886	$199,368
Fixed rate	23,934	73,694	69,670	167,298
Commercial loans
Floating rate	46,537	53,098	12,918	112,553
Fixed rate	114,775	75,946	9,339	200,060
Total	$201,605	$234,861	$242,813	$679,279

(1)	Does not include mortgage loans on single or multi-family residences or consumer loans, which totaled $147.4 million and $13.6 million, respectively, at March 31, 2015.
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
The following table sets forth information regarding our nonperforming assets, as well as information regarding restructured loans, at March 31, 2015 and December 31, 2014:

	At March 31, 2015	At December 31, 2014
	(Dollars in thousands)
Nonaccrual loans:
Commercial loans	$14,628	$16,182
Commercial real estate	4,255	4,288
Residential real estate	1,803	1,472
Land development	1,717	2,111
Total nonaccrual loans	$22,403	$24,053
Loans past due 90 days and still accruing interest:
Total loans past due 90 days and still accruing interest	$—	$—
Other real estate owned (OREO):
Residential real estate	962	962
Construction and land development	910	630
Total other real estate owned	$1,872	$1,592
Total nonperforming assets	$24,275	$25,645
Restructured loans:
Accruing loans	$8,333	$11,084
Nonaccruing loans (included in nonaccrual loans above)	4,217	5,935
Total restructured loans	$12,550	$17,019

As the above table indicates, total nonperforming assets decreased by approximately $1.3 million, or 5.1%, to $24.3 million as of March 31, 2015 from $25.6 million as of December 31, 2014, attributable to regular payment amortizations and payoffs and the charge off of two loans that were no longer deemed collectible in the ordinary course of business, partially offset by a new non-accrual loan relationship totaling $800 thousand.
Information Regarding Impaired Loans. At March 31, 2015, loans deemed impaired totaled $30.7 million as compared to $35.1 million at December 31, 2014. We had an average investment in impaired loans of $28.2 million for the three months ended March 31, 2015 as compared to $28.5 million for the year ended December 31, 2014. The interest that would have been earned during the three months ended March 31, 2015 had the nonaccruing impaired loans remained current in accordance with their original terms was approximately $204 thousand.
The following table sets forth the amount of impaired loans to which a portion of the ALLL has been specifically allocated, and the aggregate amount so allocated, in accordance with Accounting Standards Codification (“ASC”) 310-10, and the amount of the ALLL and the amount of impaired loans for which no such allocations were made, in each case at March 31, 2015 and December 31, 2014:

	March 31, 2015			December 31, 2014
	Loans	Reserves for Loan Losses	% of Reserves to Loans	Loans	Reserves for Loan Losses	% of Reserves to Loans
	(Dollars in thousands)
Impaired loans with specific reserves	$1,463	$812	55.5%	$2,554	$1,532	60.0%
Impaired loans without specific reserves	29,273	—	—	32,583	—	—
Total impaired loans	$30,736	$812	2.6%	$35,137	$1,532	4.4%
The $4.4 million decrease in impaired loans to $30.7 million at March 31, 2015 from $35.1 million at December 31, 2014 was primarily attributable to paydowns of $3.7 million and net charge-offs of $1.1 million, partially offset by the addition of an $800 thousand loan relationship, consisting of one commercial loan and one residential mortgage loan - multi-family and the foreclosure and transfer to OREO of a $280 thousand land development loan. Accruing restructured loans were comprised of a number of loans performing in accordance with modified terms, which included lowering of interest rates, deferral of payments, or modifications to payment terms. Based on an internal analysis, using the current estimated fair values of the collateral or the discounted present values of the future estimated cash flows of the impaired loans, we concluded that, at March 31, 2015, $812 thousand of specific reserves were required on four impaired loans and that all remaining impaired loans were well secured and adequately collateralized with no specific reserves required.
Allowance for Loan and Lease Losses. The ALLL totaled $12.6 million, representing 1.50% of loans outstanding, at March 31, 2015, as compared to $13.8 million, or 1.65% of loans outstanding, at December 31, 2014.
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
The amount of the ALLL is first determined by assigning reserve ratios for all loans. All non-accrual loans and other loans classified as “Special Mention,” “Substandard” or “Doubtful” (“classified loans” or “classification categories”) and not fully collateralized are then assigned specific reserves within the ALLL, with greater reserve allocations made to loans deemed to be of a higher risk. These ratios are determined based on prior loss history and industry guidelines and loss factors, by type of loan, adjusted for current economic factors and current economic trends. Refer to Note 5, Loans and Allowance for Loan and Lease Losses, in Item 1 for definitions related to our internal asset quality indicators stated above.
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
In response to the economic recession, which resulted in increased and relatively persistent high rates of unemployment, and the credit crisis that led to a severe tightening of credit, preventing borrowers from refinancing their loans, we (i) implemented more stringent loan underwriting standards, (ii) strengthened loan underwriting and approval processes, and (iii) added personnel with experience in addressing problem assets.

Set forth below is information regarding loan balances and the related ALLL, by portfolio type, for the three months ended March 31, 2015 and 2014 (excluding mortgage loans held for sale).

(Dollars in thousands)	Commercial	Real Estate	Land Development	Consumer and Single Family Mortgages	Total
ALLL for the three months ended March 31, 2015:
Balance at beginning of year	$7,670	$5,133	$296	$734	$13,833
Charge offs	(1,387)	—	(85)	—	(1,472)
Recoveries	275	1	—	2	278
Provision	795	(847)	(91)	143	—
Balance at end of year	$7,353	$4,287	$120	$879	$12,639
Allowance for loan and lease losses as a percentage of average total loans					1.53%
Allowance for loan and lease losses as a percentage of total outstanding loans					1.50%
Ratio of net charge-offs to average loans outstanding (annualized)					0.59%
ALLL for the three months ended March 31, 2014:
Balance at beginning of year	$5,812	$4,517	$165	$864	$11,358
Charge offs	(110)	—	—	(100)	(210)
Recoveries	283	18	—	41	342
Provision	3	504	(11)	(46)	450
Balance at end of year	$5,988	$5,039	$154	$759	$11,940
Allowance for loan and lease losses as a percentage of average total loans					1.53%
Allowance for loan and lease losses as a percentage of total outstanding loans					1.42%
Ratio of net charge-offs to average loans outstanding (annualized)					(0.07)%
The ALLL increased $699 thousand from March 31, 2014 to March 31, 2015 primarily as a result of new loan growth in the twelve-month period ended March 31, 2015. The decrease in the provision for loan and lease losses from March 31, 2014 to March 31, 2015 was primarily a result of improving asset quality evidenced by declining loan delinquencies, lower levels of classified loans and generally positive asset quality trends which more than offset the portfolio growth.
We classify our loan portfolios using internal asset quality ratings. The credit quality table in Note 5, Loans and Allowance for Loan and Lease Losses above in Item 1, provides a summary of loans by portfolio type and our internal asset quality ratings as of March 31, 2015 and December 31, 2014. Loans totaled approximately $840.3 million at March 31, 2015, an increase of $2.3 million from $838.0 million at December 31, 2014. The disaggregation of the loan portfolio by risk rating in the credit quality table located in Note 5 reflects the following changes that occurred between December 31, 2014 and March 31, 2015:

•
Loans rated "Pass" totaled $796.7 million, an increase of $5.9 million from $790.8 million at December 31, 2014. The increase was primarily attributable to modest new loan growth and the upgrade to "Pass" from "Substandard" of a $4.2 million commercial real estate loan.

•
Loans rated "Special Mention" totaled $10.7 million, an increase of $3.3 million from $7.4 million at December 31, 2014. The increase was primarily the result of a $4.2 million commercial real estate - owner occupied loan downgraded from "Pass", partially offset by the downgrade to "Substandard" of an $800 thousand loan relationship, which consisted of one commercial real estate loan and one commercial loan.

•
Loans rated "Substandard" totaled $32.3 million, a decrease of $5.9 million from $38.2 million at December 31, 2014. This decrease was primarily the result of principal payments of $3.8 million on performing "Substandard" loans, the foreclosure and transfer to OREO of a $280 thousand land development loan and $2.4 million of loans upgraded to "Pass", partially offset by an $800 thousand loan relationship downgraded from "Special Mention".

•	Loans rated "Doubtful" totaled $584 thousand, a decrease of $1.1 million from $1.6 million at December 31, 2014. The decrease is primarily attributable to the charge off of one commercial loan.

Our loss migration analysis currently utilizes a series of four staggered 16-quarter migration periods, which more heavily weights periods for which we experienced higher losses, to determine the loss factors we apply to each of the above-described loan classification categories. As a result, for purposes of determining applicable loss factors at March 31, 2015, our migration analysis covered the period from December 1, 2010 to March 31, 2015. We believe this was consistent with and reasonably reflects current economic conditions, portfolio trends and the risks that were inherent in our loan portfolio at March 31, 2015.
The table below sets forth loan delinquencies, by quarter, for the five preceding quarters ended March 31, 2015.

	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Loans Delinquent:	(Dollars in thousands)
90 days or more:
Commercial loans	$—	$—	$303	$1,647	$266
Commercial real estate	—	2,117	2,117	2,117	2,117
Residential mortgages	733	285	244	—	—
Land development loans	—	364	364	—	—
	733	2,766	3,028	3,764	2,383
30-89 days:
Commercial loans	24,143	553	1,079	4,251	1,416
Commercial real estate	891	20	—	485	—
Residential mortgages	181	835	43	264	137
Land development loans	1,717	—	—	368	—
Consumer loans	—	17	—	—	—
	26,932	1,425	1,122	5,368	1,553
Total Past Due(1):	$27,665	$4,191	$4,150	$9,132	$3,936

(1)	Past due balances include nonaccrual loans.
As the above table indicates, total past due loans increased by $23.5 million, to $27.7 million at March 31, 2015 from $4.2 million at December 31, 2014. Loans past due 90 days or more decreased by $2.0 million, to $733 thousand at March 31, 2015, from $2.8 million at December 31, 2014 attributable to a $2.1 million loan relationship being brought current and the foreclosure and transfer to OREO of a $280 thousand nonaccrual land development loan.
Loans 30-89 days past due increased by $25.5 million to $26.9 million at March 31, 2015 from $1.4 million at December 31, 2014 primarily attributable to special assets in the process of negotiation or restructuring, which includes one performing loan relationship of $13.3 million which was delinquent due to a delay in the renewal process and has subsequently returned to current status.
Deposits
Average Balances of and Average Interest Rates Paid on Deposits
Set forth below are the average amounts of, and the average rates paid on, deposits for the three months ended March 31, 2015 and year ended December 31, 2014:

	Three Months Ended March 31, 2015		Year Ended December 31, 2014
	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)
Noninterest bearing demand deposits	$217,605	—	$206,295	—
Interest-bearing checking accounts	39,249	0.25%	36,281	0.28%
Money market and savings deposits	289,479	0.57%	170,047	0.34%
Time deposits(1)	316,487	0.89%	431,789	0.96%
Total deposits	$862,820	0.53%	$844,412	0.57%

(1)	Comprised of time certificates of deposit in denominations of less than and more than $100,000.

Deposit Totals
Deposits totaled $886.0 million at March 31, 2015 as compared to $916.3 million at December 31, 2014. The following table provides information regarding the mix of our deposits at March 31, 2015 and December 31, 2014:

	At March 31, 2015		At December 31, 2014
	Amounts	% of Total Deposits	Amounts	% of Total Deposits
	(Dollars in thousands)
Deposits
Noninterest bearing demand deposits	$237,932	27.0%	$237,491	25.9%
Savings and other interest-bearing transaction deposits	335,578	37.9%	318,096	34.7%
Time deposits	312,473	35.3%	360,722	39.4%
Total deposits	$885,983	100.0%	$916,309	100.0%
At March 31, 2015, noninterest-bearing deposits totaled $237.9 million, or 27.0% of total deposits, as compared to $237.5 million, or 25.9% of total deposits at December 31, 2014. Certificates of deposit in denominations of $100,000 or more, on which we pay higher rates of interest than on other deposits, aggregated $272.4 million, or 30.8%, of total deposits at March 31, 2015, as compared to $315.0 million, or 34.4%, of total deposits at December 31, 2014.
Set forth below is a maturity schedule of domestic time certificates of deposit outstanding at March 31, 2015 and December 31, 2014:

	March 31, 2015		December 31, 2014
Maturities	Certificates of Deposit Under $ 100,000	Certificates of Deposit $100,000 or more	Certificates of Deposit Under $100,000	Certificates of Deposit $100,000 or more
	(Dollars in thousands)
Three months or less	$6,779	$33,043	$16,841	$118,302
Over three and through six months	8,362	53,211	6,740	29,933
Over six and through twelve months	19,244	151,915	13,707	96,507
Over twelve months	5,640	34,279	8,433	70,259
Total	$40,025	$272,448	$45,721	$315,001

Liquidity
We actively manage our liquidity needs to ensure that sufficient funds are available to meet our needs for cash, including to fund new loans and deposit withdrawals by our customers. We project the future sources and uses of funds and maintain liquid funds for unanticipated events. Our primary sources of cash include cash we have on deposit at other financial institutions, payments from borrowers on their loans, proceeds from sales or maturities of securities held for sale, sales of residential mortgage loans, increases in deposits and increases in borrowings principally from the FHLB. The primary uses of cash include funding new loans and making advances on existing lines of credit, purchasing investments, including securities available for sale, funding new residential mortgage loans, funding deposit withdrawals and paying operating expenses. We maintain funds in overnight federal funds and other short-term investments to provide for short-term liquidity needs. We also have obtained credit lines from the FHLB and other financial institutions to meet any additional liquidity requirements we might have. See "—Contractual Obligations—Borrowings" below for additional information related to our borrowings from the FHLB.
Our liquid assets, which included cash and due from banks, federal funds sold, interest earning deposits that we maintain with financial institutions and unpledged securities available for sale (excluding FRBSF and FHLB stock) totaled $184.7 million, which represented 17% of total assets, at March 31, 2015. We believe that our cash and cash equivalent resources, together with available borrowings under our credit facilities, will be sufficient to meet normal operating requirements for at least the next twelve months, including to enable us to meet any increase in deposit withdrawals that might occur in the foreseeable future.
Cash Flow (Used in) Provided by Operating Activities. During the three months ended March 31, 2015, operating activities used net cash of $1.0 million, primarily attributable to a decrease in our other liabilities, which resulted from the payment of our accrued incentive compensation for 2014. During the three months ended March 31, 2014, operating activities provided net cash of $1.8 million, comprised primarily of $1.0 million provided by our discontinued operations and our net income of $451 thousand.

Cash Flow Provided by (Used in) Investing Activities. During the three months ended March 31, 2015, investing activities provided cash of $327 thousand, primarily comprised of $2.1 million of cash from maturities of and principal payments on securities available for sale and $2.1 million of cash from principal payments on other investments, partially offset by $3.7 million used to fund an increase in loans. During the three months ended March 31, 2014, investing activities used net cash of $3.3 million, primarily attributable to $6.7 million used to fund an increase in loans, partially offset by $2.4 million of cash from maturities and principal payments on securities available for sale and $1.1 million from sale of OREO.
Cash Flow (Used in) Provided by Financing Activities. During the three months ended March 31, 2015, financing activities used net cash of $38.7 million, consisting primarily of a $30.8 million net decrease in interest bearing deposits, which resulted primarily from a decision to decrease the rates of interest we pay on our certificates of deposit in order to increase our loan-to-deposit ratio and decrease our cost of funds, and a $9.5 million decrease in borrowings. During the three months ended March 31, 2014, financing activities provided net cash of $59.6 million, consisting primarily of a $76.1 million net increase in interest bearing deposits, which resulted primarily from a decision to increase the rates of interest we pay on our certificates of deposit in order to decrease our loan-to-deposit ratio and increase our liquidity, partially offset by a $9.4 million increase in borrowings.
Ratio of Loans to Deposits. The relationship between gross loans and total deposits can provide a useful measure of a bank’s liquidity. Since repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loan-to-deposit ratio the less liquid are our assets. On the other hand, since we realize greater yields on loans than we do on investments, a lower loan-to-deposit ratio can adversely affect interest income and earnings. As a result, our goal is to achieve a loan-to-deposit ratio that appropriately balances the requirements of liquidity and the need to generate a fair return on our assets. At March 31, 2015 and December 31, 2014, the loan-to-deposit ratio was 95% and 91%, respectively.
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
The following table sets forth the capital and capital ratios of the Company (on a consolidated basis) and the Bank (on a stand-alone basis) at March 31, 2015, as compared to the respective regulatory requirements applicable to them.

			Applicable Federal Regulatory Requirement
			For Capital Adequacy Purposes		To be Categorized As Well Capital
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total Capital to Risk Weighted Assets:
Company	$146,365	16.9%	$69,228	At least 8.0	N/A	N/A
Bank	126,456	14.7%	68,773	At least 8.0	$85,967	At least 10.0
Common Equity Tier 1 Capital to Risk Weighted Assets:
Company	$107,756	12.5%	$38,941	At least 4.5	N/A	N/A
Bank	115,655	13.5%	38,685	At least 4.5	$55,878	At least 6.5
Tier 1 Capital to Risk Weighted Assets:
Company	$135,494	15.7%	$51,921	At least 6.0	N/A	N/A
Bank	115,655	13.5%	51,580	At least 6.0	$68,773	At least 8.0
Tier 1 Capital to Average Assets:
Company	$135,494	13.0%	$41,745	At least 4.0	N/A	N/A
Bank	115,655	11.1%	41,524	At least 4.0	$51,905	At least 5.0
In early July 2013, the Federal Reserve Board and the FDIC issued final rules implementing the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act changes.  The rules revise minimum capital requirements and adjust prompt correct action thresholds.  The final rules revise the regulatory capital elements, add a new common equity Tier 1 capital ratio, increase the minimum Tier 1 capital ratio requirement, and implement a new capital conservation buffer.  The rules also permit certain banking organizations to retain, through a one-time election, the existing treatment for accumulated other comprehensive income.  The final rules took effect for community banks on January 1, 2015, subject to a transition period for certain parts of the rules.  At March 31, 2015 the Bank (on a stand-alone basis) continued to qualify as a well-capitalized institution, and the Company continued to exceed the minimum required capital ratios applicable to it, under the capital adequacy guidelines described above.
The consolidated total capital and Tier 1 capital of the Company at March 31, 2015 includes an aggregate of $17.0 million principal amount of the $17.5 million of junior subordinated debentures that we issued in 2002 and 2004. See “—Contractual Obligations—Junior Subordinated Debentures” below for additional information. We contributed the net proceeds from the sales of the junior subordinated debentures to the Bank over the nine year period ended March 31, 2015, thereby providing it with additional cash to fund the growth of its banking operations and, at the same time, to increase its total capital and Tier 1 capital.
Notwithstanding termination of the FRBSF Agreement in November 2014, quarterly interest payments on the junior subordinated debentures require prior approval of the FRBSF. As of March 31, 2015, we were current on all interest payments.
Dividend Policy and Share Repurchase Programs.
It is, and since the beginning of 2009 it has been, the policy of the Boards of Directors of the Company and the Bank to preserve cash to enhance our capital positions and the Bank's liquidity. Accordingly, we do not expect to pay dividends or make share repurchases for the foreseeable future.
The principal source of cash available to a bank holding company consists of cash dividends from its bank subsidiaries. There are currently several restrictions on the Bank’s ability to pay us cash dividends. Government regulations, including the laws of the State of California, as they pertain to the payment of cash dividends by California state chartered banks, limits the amount of funds that the Bank is permitted to dividend to us. Further, Section 23(a) of the Federal Reserve Act limits the amounts that a bank may loan to its bank holding company to an aggregate of no more than 10% of the bank subsidiary’s capital surplus and retained earnings and requires that such loans be secured by specified assets of the bank holding company. See Note 14, Shareholders’ Equity, in the notes to our consolidated financial statements included in our 2014 Form 10-K for more detail regarding the restrictions on dividends and inter-company transactions. While restrictions on the payment of dividends from the Bank to us exist, there are no restrictions on the dividends that PM Asset Resolution, Inc. (“PMAR”), our wholly owned subsidiary, may pay us. PMAR has approximately $15.2 million in assets and could provide us with additional cash if required. In addition, we currently have sufficient cash on hand to meet our cash obligations. As a result, we do not expect that these restrictions will impact our ability to meet our cash obligations.

Off Balance Sheet Arrangements
Loan Commitments and Standby Letters of Credit. To meet the financing needs of our customers in the normal course of business, we are a party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit and standby letters of credit. At March 31, 2015 and December 31, 2014, we were committed to fund certain loans including letters of credit amounting to approximately $154 million and $148 million, respectively.
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
Contractual Obligations
Borrowings. As of March 31, 2015, we had $20.0 million of outstanding short-term borrowings and $10.0 million of outstanding long-term borrowings that we had obtained from the FHLB. The table below sets forth the amounts of, the interest rates we pay on and the maturity dates of these FHLB borrowings. These borrowings had a weighted-average annualized interest rate of 0.74% for the three months ended March 31, 2015.

Principal Amounts	Interest Rate	Maturity Dates	Principal Amounts	Interest Rate	Maturity Dates
(Dollars in thousands)
$10,000	0.61%	August 31, 2015	$5,000	1.08%	September 19, 2016
5,000	0.61%	September 18, 2015	5,000	0.96%	September 30, 2016
5,000	0.57%	September 30, 2015
At March 31, 2015, $530.9 million of loans were pledged to secure these FHLB borrowings and to support our unfunded borrowing capacity.
The highest amount of borrowings outstanding at any month-end during the three months ended March 31, 2015 was $39.5 million, which consisted of borrowings from the FHLB. By comparison, the highest amount of borrowings outstanding at any month end in 2014 consisted of $70 million of borrowings from the FHLB.
Junior Subordinated Debentures. Pursuant to rulings of the Federal Reserve Board, bank holding companies were permitted to issue long term subordinated debt instruments that, subject to certain conditions, would qualify as and, therefore, augment capital for regulatory purposes. At March 31, 2015, we had outstanding approximately $17.5 million principal amount of 30-year junior subordinated floating rate debentures (the “Debentures”), of which $17.0 million qualified as additional Tier 1 capital for regulatory purposes as of March 31, 2015.
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

These Debentures require quarterly interest payments, which are used to make quarterly distributions required to be paid on the corresponding trust preferred securities. Subject to certain conditions, we have the right, at our discretion, to defer those interest payments, and the corresponding distributions on the trust preferred securities, for up to five years. Exercise of this deferral right does not constitute a default of our obligations to pay the interest on the Debentures or the corresponding distributions that are payable on the trust preferred securities. As of March 31, 2015, we were current on all interest payments.
Credit Risk
Credit risk is the risk of loss arising from adverse changes in a client’s or counterparty’s ability to meet its financial obligations under agreed-upon terms. Credit risk primarily exists in our loan and investment portfolio. The degree of credit risk will vary based on many factors including the duration of the transaction, the financial capacity of the client, the contractual terms of the agreement and the availability and quality of collateral. We manage credit risk by limiting the total amount of credit extended to a single borrower relationship, by verification of its business operations and assets and with a thorough understanding of the nature and scope of the business activities in which they are engaged.
As appropriate, management and Board level committees evaluate and approve credit standards and oversee the credit risk management function related to loans and investments. These committees’ primary responsibilities include ensuring the adequacy of our credit risk management infrastructure, overseeing credit risk management strategies and methodologies, monitoring economic and market conditions that may impact our credit-related activities, and finally, evaluating and monitoring overall portfolio credit risk.
We maintain a comprehensive credit policy that includes specific underwriting guidelines as well as standards for loan origination and reporting as well as portfolio management. The credit policy is developed by credit management and approved by the Board of Directors, which also reviews it at least annually. In addition, the credit policy sets forth requirements that ensure compliance with all applicable laws and regulatory guidance.
Our underwriting guidelines outline specific standards and risk management criteria for each lending product offered. Loan types are further segmented into subsections where the inherent credit risk warrants detailed transaction and monitoring parameters, as follows:

•	Loan structures, which includes the lien priority, amortization terms and loan tenors;

•	Collateral requirements, coverage margins and valuation methods;

•	Underwriting considerations which include recommended due diligence and verification requirements; and

•	Specific credit performance standards. Examples include minimum debt service coverage ratios, liquidity requirements as well as limits on financial leverage.
We measure and document each loan’s compliance with our policy criteria at underwriting. If an exception to these criteria exists, an explanation of the factors that mitigate this additional risk is considered before an approval is granted. A report of loans with policy exceptions is reported to the Credit Policy Committee of the Board of Directors of the Bank on a monthly basis.
We continuously monitor a client’s ability to perform under its obligations. Reporting requirements and loan covenants are set forth in each loan approval and compliance with these items are monitored on at least an annual basis or more frequently as conditions warrant. Loan covenant compliance is tracked and results are reported to credit management.
Under our credit risk management structure, each loan is assigned an internal asset quality rating that is based on defined credit standards. While the criteria may vary by product, each rating focuses on the borrower’s inherent operating risks, the quality of management, historical financial performance, financial capacity, the stability of profits and cash flow, and the adequacy of the secondary repayment sources. Asset quality ratings for each loan are monitored and reassessed on an ongoing basis. If necessary, ratings are adjusted to reflect changes in the client’s financial condition, cash flow or financial position. Regular reporting to management and the Board includes the aggregated portfolio exposure by asset quality rating as one measure of credit risk within the loan portfolio. Refer to “Financial Condition — Allowance for Loan and Lease Losses” above in this Item 2 for further detail regarding our internal asset quality ratings.
The Bank recognizes that substantial risks are posed by concentrations of credit assets. As such, it maintains a diversified loan portfolio by limiting exposures by loan structure, business type or purpose, collateral type, and perceived asset quality. Credit management defines areas of concentration, recommends appropriate thresholds to the Board of Directors and takes action if needed to manage potential risk where asset concentrations exist.
Market Risk
Market risk is the risk that values of assets and liabilities or revenues will be adversely affected by changes in market conditions such as interest rate fluctuations. This risk is inherent in the financial instruments associated with our operations and/or activities, including loans, securities and short-term borrowings.

The primary market risk to which we are exposed is interest rate risk, which is inherent in the financial instruments associated with our operations, primarily including our loans, deposits and borrowings. Interest rate risk is the exposure of a company’s financial condition, both earnings and the market value of assets and liabilities, to adverse movements in interest rates. Interest rate risk results from differences in the maturity or timing of interest earning assets and interest bearing liabilities, changes in the slope of the yield curve over time, imperfect correlation in the adjustment of rates earned and paid on different instruments with otherwise similar characteristics (e.g. three-month Treasury bill versus three-month LIBOR) and from interest-rate-related options embedded in bank products (e.g. loan prepayments, floors and caps, callable investment securities, customers redeploying non-interest bearing to interest bearing deposits, etc.).
The potential impact of interest rate risk is significant because of the liquidity and capital adequacy consequences that reduced earnings or net operating losses caused by a reduction in net interest income imply. We recognize and accept that interest rate risk is a routine part of bank operations and will from time to time impact our profits and capital position. The objective of interest rate risk management is to control exposure of net interest income to risks associated with interest rate movements in the market, to achieve consistent growth in net interest income and to profit from favorable market opportunities.
We measure interest rate risk and the effect of changes in market interest rates using a net interest income simulation analysis. The analysis incorporates our balance sheet as of March 31, 2015 and assumptions that reflect the current interest rate environment. The analysis estimates the interest rate impact of a parallel increase in interest rates over a twelve-month horizon.
The analysis below incorporates our assumptions for the market yield curve, pricing sensitivities on loans and deposits, reinvestment of asset and liability cash flows, and prepayments on loans and securities. The new loans, investment securities, borrowings and deposits are assumed to have interest rates that reflect our forecast of prevailing market terms. We also assumed that LIBOR and prime rates do not fall below 0% for loans and borrowings. FHLB borrowings are assumed to convert to cash as they run off. Actual results may differ from forecasted results due to changes in market conditions as well as changes in management strategies.
The estimated changes in net interest income for a twelve-month period based on changes in the interest rates applied as of March 31, 2015 were as follows:

Change in Market Interest Rates (basis points)	Amount ($)	Percent (%)
	(in thousands)
+200	$2,214	6.56%
+100	260	0.77%
-100	(356)	1.05%
In addition to NII simulation, we measure the impact of market interest rate changes on our economic value of equity (“EVE”). EVE is defined as the net present value of assets, less the net present value of liabilities, adjusted for any off-balance sheet items.
The estimated changes in EVE in the following table are based on a discounted cash flow analysis which incorporates the impacts of changes in market interest rates. The model simulations and calculations are highly assumption-dependent and will change regularly as our asset/liability structure changes, as interest rate environments evolve, and as we change our assumptions in response to relevant market or business circumstances. These calculations do not reflect the changes that we anticipate or may make to reduce our EVE exposure in response to a change in market interest rates as part of our overall interest rate risk management strategy. As with any method of measuring interest rate risk, certain limitations are inherent in the method of analysis presented in the preceding table. We are exposed to yield curve risk, prepayment risk and basis risk, which cannot be fully modeled and expressed using the above methodology. Accordingly, the results in the following table should not be relied upon as a precise indicator of actual results in the event of changing market interest rates. Additionally, the resulting changes in EVE and NII estimates are not intended to represent, and should not be construed to represent the underlying value.
The estimated changes in EVE based on interest rates applied as of March 31, 2015 were as follows:

Change in Market Interest Rates (basis points)	Amount ($)	Percent (%)
	(in thousands)
+200	$(3,461)	(2.75)%
+100	(717)	(0.57)%
-100	1,034	0.82%

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
There have been no significant changes during the three months ended March 31, 2015 to the items that we disclosed as our critical accounting policies and estimates in Critical Accounting Policies within Management's Discussion and Analysis of Financial Condition and Results of Operations included in our 2014 Form 10-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to certain financial risks, which are discussed in detail in Management's Discussion and Analysis of Financial Condition and Results of Operations in the Credit Risk and Market Risk sections.

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
As required by SEC rules, an evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness, as of March 31, 2015, of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2015, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
We are subject to legal actions that arise from time to time in the ordinary course of our business. Currently, neither we nor any of our subsidiaries is a party to, and none of our or our subsidiaries' property is the subject of, any material legal proceeding.

ITEM 1A. RISK FACTORS
There have been no material changes in our assessment of our risk factors from those set forth in our 2014 Form 10-K.

ITEM 6. EXHIBITS
(a) Exhibits
The Index to Exhibits attached hereto is incorporated by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 8, 2015.

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

10.1	Employment Agreement entered into as of April 4, 2014 by and among Robert J. Stevens, on the one hand, and Pacific Mercantile Bancorp and Pacific Mercantile Bank, on the other hand*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.