Form 10-Q
period 2015-09-30
PACIFIC MERCANTILE BANCORP
filed 2015-11-06
CIK 1109546

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Securities Exchange Act Rule 12b-2). Yes  ☐    No  ☒
As of November 4, 2015, there were 22,809,211 shares of Common Stock outstanding.

PACIFIC MERCANTILE BANCORP
QUARTERLY REPORT ON FORM 10Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2015

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except for per share data)
(Unaudited)

	September 30, 2015	December 31, 2014
ASSETS
Cash and due from banks	$12,329	$9,997
Interest bearing deposits with financial institutions	164,424	167,138
Cash and cash equivalents	176,753	177,135
Interest-bearing time deposits with financial institutions	4,916	4,668
Federal Reserve Bank of San Francisco and Federal Home Loan Bank Stock, at cost	8,170	8,137
Securities available for sale, at fair value	54,506	60,926
Loans (net of allowances of $12,279 and $13,833, respectively)	816,715	824,197
Other real estate owned	1,872	1,592
Accrued interest receivable	2,236	2,436
Premises and equipment, net	1,287	1,092
Net deferred tax assets	5,804	5,933
Other assets	11,411	13,494
Total assets	$1,083,670	$1,099,610
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$262,508	$237,491
Interest-bearing	664,804	678,818
Total deposits	927,312	916,309
Borrowings	10,000	39,500
Accrued interest payable	198	222
Other liabilities	6,824	6,771
Junior subordinated debentures	17,527	17,527
Total liabilities	961,861	980,329
Commitments and contingencies (Note 10)
Shareholders’ equity:
Preferred stock, no par value, 2,000,000 shares authorized:
Series B Convertible 8.4% Noncumulative Preferred Stock, 300,000 shares authorized; 0 and 112,000 issued and outstanding at September 30, 2015 and December 31, 2014, respectively; liquidation preference $100 per share, plus accumulated but undeclared dividends at December 31, 2014	—	8,747
Series C 8.4% Noncumulative Preferred Stock, 300,000 shares authorized; 0 and 29,308 issued and outstanding at September 30, 2015 and December 31, 2014, respectively; liquidation preference $100 per share plus accumulated but undeclared dividends at December 31, 2014	—	2,930
Common stock, no par value, 85,000,000 shares authorized; 22,811,075 and 19,462,561 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	146,858	131,181
Accumulated deficit	(24,542)	(22,885)
Accumulated other comprehensive loss	(507)	(692)
Total shareholders’ equity	121,809	119,281
Total liabilities and shareholders’ equity	$1,083,670	$1,099,610
The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except for per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Interest income:
Loans, including fees	$9,166	$9,185	$27,360	$26,631
Securities available for sale and stock	389	397	1,321	1,217
Interest-bearing deposits with financial institutions	98	82	258	237
Total interest income	9,653	9,664	28,939	28,085
Interest expense:
Deposits	1,142	1,204	3,411	3,573
Borrowings	200	149	578	732
Total interest expense	1,342	1,353	3,989	4,305
Net interest income	8,311	8,311	24,950	23,780
Provision for loan and lease losses	—	450	—	1,500
Net interest income after provision for loan and lease losses	8,311	7,861	24,950	22,280
Noninterest income
Service fees on deposits and other banking services	230	207	676	633
Net gain on sale of small business administration loans	—	257	—	1,416
Other noninterest income	332	390	1,384	968
Total noninterest income	562	854	2,060	3,017
Noninterest expense
Salaries and employee benefits	5,329	5,545	16,659	16,568
Occupancy	730	643	2,143	1,841
Equipment and depreciation	408	400	1,231	1,133
Data processing	269	220	760	671
FDIC expense	329	336	1,021	989
Other real estate owned expense, net	68	640	229	1,698
Professional fees	538	439	1,910	1,677
Business development	225	138	617	476
Loan related expense	100	79	338	295
Insurance	87	120	263	398
Other operating expense	469	469	1,464	1,366
Total noninterest expense	8,552	9,029	26,635	27,112
Income (loss) from continuing operations before income taxes	321	(314)	375	(1,815)
Income tax (benefit) provision	—	—	—	—
Net income (loss) from continuing operations	321	(314)	375	(1,815)
Discontinued Operations
(Loss) income from discontinued operations before income taxes	—	(71)	—	1,885
Income tax provision (benefit)	—	—	—	—
Net (loss) income from discontinued operations	—	(71)	—	1,885
Net income (loss)	321	(385)	375	70
Accumulated declared dividends on preferred stock	—	—	—	(592)
Accumulated undeclared dividends on preferred stock	—	(308)	—	(320)
Dividends on preferred stock	(309)	—	(927)	—
Inducements for exchange of the preferred stock	(512)	—	(512)	—
Net loss allocable to common shareholders	$(500)	$(693)	$(1,064)	$(842)
Basic loss per common share:
Net loss from continuing operations	$(0.03)	$(0.03)	$(0.05)	$(0.14)
Net loss available to common shareholders	$(0.03)	$(0.04)	$(0.05)	$(0.04)
Diluted loss per common share:
Net loss from continuing operations	$(0.03)	$(0.03)	$(0.05)	$(0.14)
Net loss available to common shareholders	$(0.03)	$(0.04)	$(0.05)	$(0.04)
Weighted average number of common shares outstanding:
Basic	19,823,746	19,291,269	19,738,837	19,231,083
Diluted	19,823,746	19,291,269	19,738,837	19,231,083
The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income (loss)	$321	$(385)	$375	$70
Other comprehensive income (loss), net of tax:
Change in unrealized gain (loss) on securities available for sale	324	(85)	185	938
Total comprehensive income (loss)	$645	$(470)	$560	$1,008
The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Shares and dollars in thousands)
(Unaudited)
For the Nine Months Ended September 30, 2015

	Series B and C Preferred stock		Common stock		Retained earnings (accumulated deficit)	Accumulated other comprehensive income (loss)	Total
	Number of shares	Amount	Number of shares	Amount
Balance at December 31, 2014	141	$11,677	19,463	$131,181	$(22,885)	$(692)	$119,281
Exchange of Series B Preferred Stock for common stock	(112)	(8,747)	2,105	8,747	—	—	—
Exchange of Series C Preferred Stock for common stock	(35)	(3,523)	662	3,523	—	—	—
Dividends on preferred stock exchanged for common stock	—	—	174	927	(927)	—	—
Inducement for exchange of preferred stock for common stock	—	—	68	512	(512)	—	—
Costs related to the exchange of preferred stock for common stock	—	—	—	(324)	—	—	(324)
Issuance of restricted stock, net	—	—	95	—	—	—	—
Tax effect from vesting of restricted stock	—	—	(13)	(87)	—	—	(87)
Series C Preferred Stock issued as a stock dividend on Series B Preferred Stock	6	593	—	—	(593)	—	—
Common Stock based compensation expense	—	—	—	1,029	—	—	1,029
Common stock options exercised	—	—	257	1,350	—	—	1,350
Net income	—	—	—	—	375	—	375
Other comprehensive income	—	—	—	—	—	185	185
Balance at September 30, 2015	—	$—	22,811	$146,858	$(24,542)	$(507)	$121,809
The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash Flows From Operating Activities:
Net income	$375	$70
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	389	331
Provision for loan and lease losses	—	1,500
Amortization of premium on securities	248	250
Net gains on sales of securities available for sale	—	—
Net amortization of deferred fees and unearned income on loans	(422)	(334)
Net loss on sales of other real estate owned	—	317
Net gain on sale of premises and equipment	(27)	(41)
Net gain on sale of small business administration loans	—	(1,416)
Small business administration loan originations	—	(18,219)
Proceeds from sale of small business administration loans	—	19,681
Write down of other real estate owned	—	298
Stock-based compensation expense	1,029	862
Tax effect of restricted stock vesting	(87)	—
Other	—	(105)
Changes in operating assets and liabilities:
Net decrease (increase) in accrued interest receivable	200	(354)
Net decrease (increase) in other assets	54	(946)
Net decrease in deferred taxes	—	1,372
Net increase in income taxes receivable	(58)	(758)
Net (decrease) increase in accrued interest payable	(24)	397
Net increase (decrease) in other liabilities	53	(1,786)
Net cash provided by discontinued operations	—	8,702
Net cash provided by operating activities	1,730	9,821
Cash Flows From Investing Activities:
Net increase in interest-bearing time deposits with financial institutions	(248)	(997)
Maturities of and principal payments received on securities available for sale and other stock	6,486	7,503
Purchase of securities available for sale and other stock	(33)	—
Principal payments received on other investments	2,087	—
Proceeds from sale of other real estate owned	—	13,424
Capitalized cost of other real estate owned	—	(21)
Net decrease (increase) in loans	7,624	(48,059)
Purchases of premises and equipment	(584)	(301)
Proceeds from sale of premises and equipment	27	62
Net cash provided by (used in) investing activities	15,359	(28,389)
Cash Flows From Financing Activities:
Payments for exchange of preferred stock for common stock	(324)	—
Net increase in deposits	11,003	102,174
Payments of borrowings	(29,500)	(25,500)
Proceeds from exercise of common stock options	1,350	496
Net cash (used in) provided by financing activities	(17,471)	77,170
Net (decrease) increase in cash and cash equivalents	(382)	58,602
Cash and Cash Equivalents, beginning of period	177,135	106,940
Cash and Cash Equivalents, end of period	$176,753	$165,542
Supplementary Cash Flow Information:
Cash paid for interest on deposits and other borrowings	$4,013	$3,908
Cash paid for income taxes	$58	$—
Non-Cash Investing Activities:
Transfer of loans into other real estate owned	$280	$5,188
Non-Cash Financing Activities:
Series C Preferred Stock issued in connection with dividends on Series B Preferred Stock	$593	$1,112
Exchange of Series B and Series C Preferred Stock for common stock	$13,709	$—
 The accompanying notes are an integral part of these consolidated financial statements.

1. Nature of Business
Organization
Pacific Mercantile Bancorp (“PMBC”) is a bank holding company which, through its wholly owned subsidiary, Pacific Mercantile Bank (the “Bank”), is engaged in the commercial banking business in Southern California. PMBC is registered as a one bank holding company under the United States Bank Holding Company Act of 1956, as amended, and, as such, is regulated by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) and the Federal Reserve Bank of San Francisco (“FRBSF”) under delegated authority from the Federal Reserve Board. Substantially all of our operations are conducted and substantially all of our assets are owned by the Bank, which accounts for substantially all of our consolidated revenues, expenses, and income. The Bank provides a full range of banking services to small and medium-size businesses and professionals in Orange, Los Angeles, San Bernardino and San Diego counties in Southern California and is subject to competition from other banks and financial institutions and from financial services organizations conducting operations in those same markets. The Bank is chartered by the California Department of Business Oversight under the Division of Financial Institutions and is a member of the FRBSF. In addition, the deposit accounts of the Bank’s customers are insured by the Federal Deposit Insurance Corporation up to the maximum amount allowed by law. PM Asset Resolution, Inc. ("PMAR") is a wholly owned subsidiary of PMBC which exists for the purpose of purchasing certain non-performing loans and other real estate from the Bank and thereafter collecting on or disposing of those assets.
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
Principles of Consolidation
Our consolidated financial statements for the three and nine months ended September 30, 2015 and 2014 include the accounts of PMBC, the Bank and PMAR. All significant intercompany balances and transactions were eliminated in consolidation.

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
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which amended its guidance on revenue recognition to conform with international accounting guidance under the International Accounting Standards Board. The ASU provides a framework for addressing revenue recognition and replaces most existing revenue recognition guidance, as well as requires increased disclosure requirements. In August 2015, the FASB issued ASU 2015-14 to defer the effective date of ASU 2014-09 by one year. Accordingly, this guidance is effective for interim and annual periods beginning after December 15, 2017 with early adoption permitted for interim and annual periods beginning after December 15, 2016. We will adopt this guidance on January 1, 2018. We are currently evaluating the expected impact on our consolidated financial statements.
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
In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis,” amends the guidance for assessing how relationships of related parties affect the consolidation analysis, eliminates the presumption that a general partner should consolidate a limited partnership, eliminates the consolidation model specific to limited partnerships, clarifies when fees paid to a decision maker should be a factor in consolidation of a variable interest entity, and reduces the number of variable interest entity consolidation models. This guidance is effective for interim and annual periods beginning after December 15, 2015. Early adoption is permitted. We will adopt this guidance on January 1, 2016 and do not expect it to have an impact on our consolidated financial statements.
In April 2015, the FASB issued ASU 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs,” which requires that the debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. This simplifies the presentation of debt issuance costs and makes the presentation consistent with the presentation of debt discounts. This guidance is effective for interim and annual periods beginning after December 15, 2015. Early adoption is permitted. We will adopt this guidance on January 1, 2016 and do not expect it to have a material impact on our consolidated financial statements.

In August 2015, the FASB issued ASU 2015-15, Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements — Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting,” which clarifies the accounting for debt issuance costs for line-of-credit arrangements. We will adopt this guidance on January 1, 2016 and do not expect it to have a material impact on our consolidated financial statements.

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
FHLB and FRBSF Stock. The Bank is a member of the Federal Home Loan Bank of San Francisco (“FHLB”) and the FRBSF. As members, we are required to own stock of the FHLB and the FRBSF, the amount of which is based primarily on the level of our borrowings from those institutions. We also have the right to acquire additional shares of stock in either or both of the FHLB and the FRBSF. During the three and nine months ended September 30, 2015, we purchased $0 and $33 thousand, respectively, in value of FHLB stock and no shares of FRBSF stock. The fair values of the FHLB and FRBSF stock are equal to their respective carrying amounts, are classified as restricted securities and are periodically evaluated for impairment based on our assessment of the ultimate recoverability of our investments in that stock. Any cash or stock dividends paid to us on such stock are reported as income.
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
Assets Recorded at Fair Value on a Recurring Basis
The following tables show the recorded amounts of assets and liabilities measured at fair value on a recurring basis at September 30, 2015 and December 31, 2014:

	At September 30, 2015
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Assets and Liabilities at Fair Value:
Investment securities available for sale
Residential mortgage backed securities issued by U.S. agencies	$47,608	$—	$47,608	$—
Residential collateralized mortgage obligations issued by non-agency	671	—	671	—
Asset-backed security	1,441	—	—	1,441
Mutual funds	4,786	4,786	—	—
Total securities available for sale at fair value	$54,506	$4,786	$48,279	$1,441

	At December 31, 2014
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Assets and Liabilities at Fair Value:
Investment securities available for sale
Residential mortgage backed securities issued by U.S. agencies	$53,739	$—	$53,739	$—
Residential collateralized mortgage obligations issued by non-agency	777	—	777	—
Asset-backed security	1,650	—	—	1,650
Mutual funds	4,760	4,760	—	—
Total securities available for sale at fair value	$60,926	$4,760	$54,516	$1,650

The changes in Level 3 assets measured at fair value on a recurring basis are summarized as follows for the nine months ended September 30, 2015:

Asset Backed Securities
(Dollars in thousands)
Balance of recurring Level 3 instruments at December 31, 2014	$1,650
Total gains or losses (realized/unrealized):
Included in other comprehensive income	(165)
Settlements	(44)
Transfers in and/or out of Level 3	—
Balance of recurring Level 3 instruments at September 30, 2015	$1,441
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

	At September 30, 2015
	Total	Level 1	Level 2	Level 3
Assets at Fair Value:	(Dollars in thousands)
Impaired loans	$26,962	$—	$—	$26,962
Other real estate owned	1,872	—	1,872	—
Total	$28,834	$—	$1,872	$26,962

Significant Unobservable Inputs and Valuation Techniques of Level 3 Fair Value Measurements
For our fair value measurements classified in Level 3 of the fair value hierarchy as of September 30, 2015, a summary of the significant unobservable inputs and valuation techniques is as follows:

	Fair Value Measurement as of September 30, 2015	Valuation Techniques(3)	Unobservable Inputs(3)	Range	Weighted Average
	(Dollars in thousands)
Assets
Asset-backed security	$1,441	Third-Party Pricing	Marketability discount	N/A (1)	N/A (1)
			Illiquidity discount	N/A (1)	N/A (1)
Impaired loans	26,962	Third-Party Pricing	Appraisals	N/A (2)	N/A (2)
	$28,403

(1)	Information is unavailable as valuation was obtained from third-party pricing services.

(2)
We obtain appraisals for our various properties included within impaired loans which primarily rely upon market comparisons. These market comparisons support our assumption that the carrying value of the respective loans either requires or does not require additional impairment.

(3)	As of September 30, 2015, there has been no change to our valuation techniques or the types of unobservable inputs used in the calculation of fair value from December 31, 2014.

Fair Value Measurements for Other Financial Instruments
The table below provides estimated fair values and related carrying amounts of our financial instruments as of September 30, 2015 and December 31, 2014, excluding financial assets and liabilities which are recorded at fair value on a recurring basis.

	Estimated Fair Value
	At September 30, 2015					At December 31, 2014
	Carrying Value	Total	Level 1	Level 2	Level 3	Carrying Value	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$176,753	$176,753	$176,753	$—	$—	$177,135	$177,135	177,135	—	—
Interest-bearing deposits with financial institutions	4,916	4,916	4,916	—	—	4,668	4,668	4,668	—	—
Federal Reserve Bank of San Francisco and Federal Home Loan Bank stock	8,170	8,170	8,170	—	—	8,137	8,137	8,137	—	—
Loans, net	816,715	813,849	—	—	813,849	824,197	818,547	—	—	818,547
Accrued interest receivable	2,236	2,236	2,236	—	—	2,436	2,436	2,436	—	—
Financial liabilities:
Noninterest bearing deposits	262,508	262,508	262,508	—	—	237,491	237,491	237,491	—	—
Interest-bearing deposits	664,804	664,493	—	664,493	—	678,818	678,890	—	678,890	—
Borrowings	10,000	9,974	—	9,974	—	39,500	39,418	—	39,418	—
Junior subordinated debentures	17,527	17,527	—	17,527	—	17,527	17,527	—	17,527	—
Accrued interest payable	198	198	198	—	—	222	222	222	—	—

4. Investments
Securities Available For Sale, at Fair Value
The following table sets forth the major components of securities available for sale and compares the amortized costs and estimated fair market values of, and the gross unrealized gains and losses on, these securities at September 30, 2015 and December 31, 2014:

(Dollars in thousands)	September 30, 2015				December 31, 2014
	Amortized Cost	Gross Unrealized		Estimated Fair Value	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gain	Loss			Gain	Loss
Securities Available for Sale
Residential mortgage backed securities issued by U.S. Agencies(1)	$48,065	$72	$(529)	$47,608	$54,653	$26	$(940)	$53,739
Residential collateralized mortgage obligations issued by non agencies(1)	686	—	(15)	671	790	—	(13)	777
Asset backed security(2)	2,040	—	(599)	1,441	2,083	—	(433)	1,650
Mutual funds(3)	4,750	60	(24)	4,786	4,750	45	(35)	4,760
Total	$55,541	$132	$(1,167)	$54,506	$62,276	$71	$(1,421)	$60,926

(1)	Secured by closed-end first liens on 1-4 family residential mortgages.

(2)	Comprised of a security that represents an interest in a pool of trust preferred securities issued by U.S.-based banks and insurance companies.

(3)	Consists primarily of mutual fund investments in closed-end first liens on 1-4 family residential mortgages.
At September 30, 2015, U.S. agency mortgage backed securities with an aggregate fair market value of $2.9 million were pledged to secure repurchase agreements, local agency deposits and treasury, tax and loan accounts. At December 31, 2014, U.S. agency mortgage backed securities and collateralized mortgage obligations with an aggregate fair market value of $3.6 million were pledged to secure repurchase agreements, local agency deposits and treasury, tax and loan accounts.
The amortized cost and estimated fair values of securities available for sale at September 30, 2015 and December 31, 2014 are shown in the tables below by contractual maturities taking into consideration historical prepayments based on the prior twelve months of principal payments. Expected maturities will differ from contractual maturities and historical prepayments, particularly with respect to collateralized mortgage obligations, primarily because prepayment rates are affected by changes in conditions in the interest rate market and, therefore, future prepayment rates may differ from historical prepayment rates.

	At September 30, 2015 Maturing in
(Dollars in thousands)	One year or less	Over one year through five years	Over five years through ten years	Over ten Years	Total
Securities available for sale, amortized cost	$8,537	$28,458	$13,070	$5,476	$55,541
Securities available for sale, estimated fair value	8,447	28,329	12,895	4,835	54,506
Weighted average yield	1.46%	1.58%	1.52%	1.96%	1.59%

	At December 31, 2014 Maturing in
(Dollars in thousands)	One year or less	Over one year through five years	Over five years through ten years	Over ten Years	Total
Securities available for sale, amortized cost	$7,483	$29,008	$17,448	$8,337	$62,276
Securities available for sale, estimated fair value	7,359	28,614	17,148	7,805	60,926
Weighted average yield	1.54%	1.64%	1.60%	1.83%	1.64%

We had no sales of securities available for sale during the three and nine months ended September 30, 2015 and 2014.
The tables below indicate, as of September 30, 2015 and December 31, 2014, the gross unrealized losses and fair values of our investments, aggregated by investment category, and length of time that the individual securities have been in a continuous unrealized loss position.

	Securities with Unrealized Loss at September 30, 2015
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Residential mortgage backed securities issued by U.S. Agencies	$5,288	$(15)	$25,095	$(514)	$30,383	$(529)
Residential collateralized mortgage obligations issued by non-agencies	—	—	671	(15)	671	(15)
Asset backed security	—	—	1,441	(599)	1,441	(599)
Mutual funds	1,976	(24)	—	—	1,976	(24)
Total	$7,264	$(39)	$27,207	$(1,128)	$34,471	$(1,167)

	Securities With Unrealized Loss at December 31, 2014
	Less than 12 months		12 months or more		Total
(Dollars In thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Residential mortgage backed securities issued by U.S. Agencies	$—	$—	$50,697	$(940)	$50,697	$(940)
Residential collateralized mortgage obligations issued by non-agencies	—	—	776	(13)	776	(13)
Asset-backed security	—	—	1,651	(433)	1,651	(433)
Mutual funds	2,464	(35)	—	—	2,464	(35)
Total	$2,464	$(35)	$53,124	$(1,386)	$55,588	$(1,421)
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
Through the impairment assessment process, we determined that the available-for-sale securities discussed below were other-than-temporarily impaired at September 30, 2015. We recorded no impairment credit losses on available-for-sale securities in our consolidated statements of operations for the three and nine months ended September 30, 2015 and 2014. The OTTI related to factors other than credit losses, in the aggregate amount of $599 thousand, and was recognized as other comprehensive loss in our accompanying consolidated statement of financial condition as of September 30, 2015.

The table below presents, for the nine months ended September 30, 2015, a roll-forward of OTTI in those instances when a portion of the OTTI was attributable to non-credit related factors and, therefore, was recognized in other comprehensive loss:

(Dollars in thousands)	Gross Other- Than- Temporary Impairments	Other-Than- Temporary Impairments Included in Other Comprehensive Loss	Net Other-Than- Temporary Impairments Included in Retained Earnings (Deficit)
Balance – December 31, 2014	$(986)	$(433)	$(553)
Change in market value on a security for which an OTTI was previously recognized	(205)	(205)	—
Principal received on OTTI security	39	39	—
Balance – September 30, 2015	$(1,152)	$(599)	$(553)
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
Based on our OTTI assessment process, we determined that there is one asset-backed security in our portfolio of securities available for sale that was impaired as of September 30, 2015. This security is a multi-class, cash flow collateralized bond obligation backed by a pool of trust preferred securities issued by a diversified pool of 56 issuers that consisted of 45 U.S. depository institutions and 11 insurance companies at the time of the security’s issuance in November 2007. We purchased $3.0 million face amount of this security in November 2007 at a price of 95.21% for a total purchase price of $2.9 million, out of a total of $363 million of this security sold at the time of issuance. The security that we own (CUSIP 74042CAE8) is the mezzanine class B piece security with a variable interest rate of 3 month LIBOR plus 60 basis points, which had a rating of Aa2 and AA by Moody’s and Fitch, respectively, at the time of issuance in 2007.
As of September 30, 2015, the amortized cost of this security was $2.0 million with a fair value of $1.4 million, for an unrealized loss of approximately $599 thousand. As of September 30, 2015, the security had a Baa3 rating from Moody’s and a B rating from Fitch and had experienced $42.5 million in defaults (12.5% of total current collateral) and $12.0 million in deferring securities (3.5% of total current collateral) from issuance to September 30, 2015. As of September 30, 2015, the mezzanine class B tranche had $53.4 million in excess subordination.

We have made a determination that the remainder of our securities with respect to which there were unrealized losses as of September 30, 2015 are not other-than-temporarily impaired, because we have concluded that we have the ability to continue to hold those securities until their respective fair market values increase above their respective amortized costs or, if necessary, until their respective maturities. In reaching that conclusion we considered a number of factors and other information, which included: (i) the significance of each such security, (ii) the amount of the unrealized losses attributable to each such security, (iii) our liquidity position, (iv) the impact that retention of those securities could have on our capital position and (v) our evaluation of the expected future performance of these securities (based on the criteria discussed above).

Other Investments
As of December 31, 2014, we had one investment in a limited partnership which was accounted for under the equity method of accounting and included within other assets on the consolidated statements of financial condition. During the nine months ended September 30, 2015, we redeemed 100% of our investment in the limited partnership for a return of capital of $2.1 million. As of September 30, 2015 and December 31, 2014, our other investment was as follows:

	September 30, 2015	December 31, 2014
	(Dollars in thousands)
Investment accounted for under the equity method	$—	$2,081

5. Loans and Allowance for Loan and Lease Losses
The loan portfolio consisted of the following at:

	September 30, 2015		December 31, 2014
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial loans	$321,696	38.8%	$301,746	36.0%
Commercial real estate loans – owner occupied	197,671	23.9%	212,515	25.4%
Commercial real estate loans – all other	137,108	16.5%	146,676	17.5%
Residential mortgage loans – multi-family	84,295	10.2%	95,276	11.4%
Residential mortgage loans – single family	57,620	7.0%	64,326	7.7%
Land development loans	6,908	0.8%	7,745	0.9%
Consumer loans	23,313	2.8%	9,687	1.2%
Total loans	828,611	100.0%	837,971	100.0%
Deferred loan origination costs, net	383		59
Allowance for loan and lease losses	(12,279)		(13,833)
Loans, net	$816,715		$824,197
At September 30, 2015 and December 31, 2014, loans of approximately $548 million and $425 million, respectively, were pledged to secure borrowings obtained from the FHLB and to support our unfunded borrowing capacity.
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
On a quarterly basis, we utilize a classification based loan loss migration model as well as review individual loans in determining the adequacy of the ALLL for homogenous pools of loans that are not subject to specific reserve allocations. Our loss migration analysis tracks a certain number of quarters of loan loss history and industry loss factors to determine historical losses by classification category for each loan type, except certain consumer loans (automobile, mortgage and credit cards). We then apply these calculated loss factors, together with qualitative factors based on external economic conditions and trends and internal assessments, to the outstanding loan balances in each homogenous group of loans, and then, using our internal asset quality grading parameters, we grade the loans as “Pass,” “Special Mention,” “Substandard” or “Doubtful”. We analyze impaired loans individually. This grading is based on the credit classifications of assets as prescribed by government regulations and industry standards and is separated into the following groups:

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

Set forth below is a summary of the activity in the ALLL during the three and nine months ended September 30, 2015 and 2014:

(Dollars in thousands)	Commercial	Real Estate	Land Development	Consumer and Single Family Mortgages	Total
ALLL in the three months ended September 30, 2015:
Balance at beginning of period	$6,481	$4,889	$44	$929	$12,343
Charge offs	(526)	—	—	(48)	(574)
Recoveries	507	1	—	2	510
Provision	(173)	(325)	36	462	—
Balance at end of period	$6,289	$4,565	$80	$1,345	$12,279
ALLL in the nine months ended September 30, 2015:
Balance at beginning of period	$7,670	$5,133	$296	$734	$13,833
Charge offs	(2,643)	—	(85)	(199)	(2,927)
Recoveries	1,364	3	—	6	1,373
Provision	(102)	(571)	(131)	804	—
Balance at end of period	$6,289	$4,565	$80	$1,345	$12,279
ALLL in the three months ended September 30, 2014:
Balance at beginning of period	$6,477	$5,397	$85	$621	$12,580
Charge offs	(27)	—	—	—	(27)
Recoveries	107	57	—	3	167
Provision	302	214	88	(154)	450
Balance at end of period	$6,859	$5,668	$173	$470	$13,170
ALLL in the nine months ended September 30, 2014:
Balance at beginning of period	$5,812	$4,517	$165	$864	$11,358
Charge offs	$(303)	$—	$—	$(102)	$(405)
Recoveries	559	76	—	82	717
Provision	791	1,075	8	(374)	1,500
Balance at end of period	$6,859	$5,668	$173	$470	$13,170
Set forth below is information regarding loan balances and the related ALLL, by portfolio type, as of September 30, 2015 and December 31, 2014.

(Dollars in thousands)	Commercial	Real Estate	Land Development	Consumer and Single Family Mortgages	Total
ALLL balance at September 30, 2015 related to:
Loans individually evaluated for impairment	$—	$508	$—	$—	$508
Loans collectively evaluated for impairment	6,289	4,057	80	1,345	11,771
Total	$6,289	$4,565	$80	$1,345	$12,279
Loans balance at September 30, 2015 related to:
Loans individually evaluated for impairment	$12,322	$9,441	$1,640	$3,559	$26,962
Loans collectively evaluated for impairment	309,374	409,633	5,268	77,374	801,649
Total	$321,696	$419,074	$6,908	$80,933	$828,611
ALLL Balance at December 31, 2014 related to:
Loans individually evaluated for impairment	$995	$537	$—	$—	$1,532
Loans collectively evaluated for impairment	6,675	4,596	296	734	12,301
Total	$7,670	$5,133	$296	$734	$13,833
Loans balance at December 31, 2014 related to:
Loans individually evaluated for impairment	$21,117	$7,536	$2,111	$4,373	$35,137
Loans collectively evaluated for impairment	280,629	446,931	5,634	69,640	802,834
Total	$301,746	$454,467	$7,745	$74,013	$837,971

Credit Quality
The amounts of nonperforming assets and delinquencies that occur within our loan portfolio factor into our evaluation of the adequacy of the ALLL.
The following table provides a summary of the delinquency status of loans by portfolio type at September 30, 2015 and December 31, 2014:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater	Total Past Due	Current	Total Loans Outstanding	Loans >90 Days and Accruing
At September 30, 2015
Commercial loans	$5,346	$—	$10,383	$15,729	$305,967	$321,696	$—
Commercial real estate loans – owner-occupied	—	1,255	1,139	2,394	195,277	197,671	—
Commercial real estate loans – all other	—	—	1,440	1,440	135,668	137,108	—
Residential mortgage loans – multi-family	—	—	—	—	84,295	84,295	—
Residential mortgage loans – single family	—	—	535	535	57,085	57,620	—
Land development loans	—	—	1,640	1,640	5,268	6,908	—
Consumer loans	—	—	—	—	23,313	23,313	—
Total(1)	$5,346	$1,255	$15,137	$21,738	$806,873	$828,611	$—
At December 31, 2014
Commercial loans	$553	$—	$—	$553	$301,193	$301,746	$—
Commercial real estate loans – owner-occupied	—	—	—	—	212,515	212,515	—
Commercial real estate loans – all other	20	—	2,117	2,137	144,539	146,676	—
Residential mortgage loans – multi-family	—	—	—	—	95,276	95,276	—
Residential mortgage loans – single family	835	—	285	1,120	63,206	64,326	—
Land development loans	—	—	364	364	7,381	7,745	—
Consumer loans	17	—	—	17	9,670	9,687	—
Total	$1,425	$—	$2,766	$4,191	$833,780	$837,971	$—

(1)    Loans 90 days or more past due included one consumer mortgage loan collateralized by residential real estate with a recorded investment of $535 thousand which is in the process of foreclosure.
Generally, the accrual of interest on a loan is discontinued when principal or interest payments become more than 90 days past due, unless we believe that the loan is adequately collateralized and it is in the process of collection. There were no loans 90 days or more past due and still accruing interest at September 30, 2015 or December 31, 2014. In certain instances, when a loan is placed on non-accrual status, previously accrued but unpaid interest is reversed against current income. Subsequent collections of cash are applied as principal reductions when received (referred to as full nonaccrual basis of accounting), except when the ultimate collectability of principal is probable, in which case such payments are applied to accrued and unpaid interest, which is credited to income (referred to as nonaccrual cash basis of accounting). Non-accrual loans may be restored to accrual status when principal and interest become current and full repayment becomes expected.

The following table provides information with respect to loans on nonaccrual status, by portfolio type, as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
	(Dollars in thousands)
Nonaccrual loans:
Commercial loans	$12,149	$16,182
Commercial real estate loans – owner occupied	1,640	2,171
Commercial real estate loans – all other	2,642	2,117
Residential mortgage loans – multi-family	449	—
Residential mortgage loans – single family	706	1,472
Land development loans	1,640	2,111
Total(1)	$19,226	$24,053

(1)    Nonaccrual loans may include loans that are currently considered performing loans.
 We classify our loan portfolio using internal asset quality ratings. The following table provides a summary of loans by portfolio type and our internal asset quality ratings as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
	(Dollars in thousands)
Pass:
Commercial loans	$309,310	$280,102
Commercial real estate loans – owner occupied	193,783	208,687
Commercial real estate loans – all other	118,023	128,974
Residential mortgage loans – multi family	83,846	94,817
Residential mortgage loans – single family	56,914	62,854
Land development loans	5,268	5,634
Consumer loans	23,313	9,687
Total pass loans	$790,457	$790,755
Special Mention:
Commercial loans	$16	$351
Commercial real estate loans – owner occupied	178	—
Commercial real estate loans – all other	9,515	6,588
Residential mortgage loans – multi family	—	459
Total special mention loans	$9,709	$7,398
Substandard:
Commercial loans	$12,370	$19,655
Commercial real estate loans – owner occupied	3,710	3,828
Commercial real estate loans – all other	9,570	11,114
Residential mortgage loans – multi family	449	—
Residential mortgage loans – single family	706	1,472
Land development loans	1,640	2,111
Total substandard loans	$28,445	$38,180
Doubtful:
Commercial loans	$—	$1,638
Total doubtful loans	$—	$1,638
Total Loans:	$828,611	$837,971
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
The following table sets forth information regarding impaired loans, at September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
	(Dollars in thousands)
Impaired loans:
Nonaccruing loans	$5,162	$18,118
Nonaccruing restructured loans	14,064	5,935
Accruing restructured loans (1)	7,736	11,084
Accruing impaired loans	—	—
Total impaired loans	$26,962	$35,137
Impaired loans less than 90 days delinquent and included in total impaired loans	$12,626	$32,371

(1)	See "Troubled Debt Restructurings" below for a description of accruing restructured loans at September 30, 2015 and December 31, 2014.
The table below contains additional information with respect to impaired loans, by portfolio type, as of September 30, 2015 and December 31, 2014:

	September 30, 2015			December 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance (1)	Recorded Investment	Unpaid Principal Balance	Related Allowance (1)
	(Dollars in thousands)
No allowance recorded:
Commercial loans	$12,322	$14,011	$—	$18,563	$18,839	$—
Commercial real estate loans – owner occupied	621	737	—	2,171	2,440	—
Commercial real estate loans – all other	6,731	6,828	—	5,365	5,423	—
Residential mortgage loans – multi-family	449	452	—	—	—	—
Residential mortgage loans – single family	3,559	3,892	—	4,373	4,610	—
Land development loans	1,640	1,732	—	2,111	2,146	—
Total	25,322	27,652	—	32,583	33,458	—
With allowance recorded:
Commercial loans	$—	$—	$—	$2,554	$2,983	$1,532
Commercial real estate loans – owner occupied	1,640	1,872	508	—	—	—
Total	1,640	1,872	508	2,554	2,983	1,532
Total
Commercial loans	$12,322	$14,011	$—	$21,117	$21,822	$1,532
Commercial real estate loans – owner occupied	2,261	2,609	508	2,171	2,440	—
Commercial real estate loans – all other	6,731	6,828	—	5,365	5,423	—
Residential mortgage loans – multi-family	449	452	—	—	—	—
Residential mortgage loans – single family	3,559	3,892	—	4,373	4,610	—
Land development loans	1,640	1,732	—	2,111	2,146	—
Total	26,962	29,524	508	35,137	36,441	1,532

(1)
When the discounted cash flows, collateral value or market price equals or exceeds the recorded investment in the loan, then specific reserves are not required to be set aside for the loan within the ALLL. This typically occurs when the impaired loans have been partially charged-off and/or there have been interest payments received and applied to the balance of the principal outstanding.

At September 30, 2015 and December 31, 2014, there were $25.3 million and $32.6 million, respectively, of impaired loans for which no specific reserves had been allocated because these loans, in our judgment, were sufficiently collateralized. Of the impaired loans at September 30, 2015 for which no specific reserves were allocated, $20.4 million had been deemed impaired in the prior year.
Average balances and interest income recognized on impaired loans, by portfolio type, for the three and nine months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized
	(Dollars in thousands)
No allowance recorded:
Commercial loans	$13,003	$2	$12,236	$133	$14,988	$105	$10,570	$489
Commercial real estate loans – owner occupied	2,733	3	2,213	14	2,444	10	1,988	170
Commercial real estate loans – all other	6,503	46	7,032	82	5,930	255	6,770	292
Residential mortgage loans – multi-family	451	—	—	—	340	13	—	—
Residential mortgage loans – single family	3,807	29	3,700	59	4,055	88	3,847	147
Land development loans	1,662	—	1,246	23	1,788	7	816	68
Total	28,159	80	26,427	311	29,545	478	23,991	1,166
With allowance recorded:
Commercial loans	—	—	2,724	—	—	—	1,659	14
Commercial real estate loans – owner occupied	820	—	243	—	410	—	121	—
Total	820	—	2,967	—	410	—	1,780	14
Total
Commercial loans	13,003	2	14,960	133	14,988	105	12,229	503
Commercial real estate loans – owner occupied	3,553	3	2,456	14	2,854	10	2,109	170
Commercial real estate loans – all other	6,503	46	7,032	82	5,930	255	6,770	292
Residential mortgage loans – multi-family	451	—	—	—	340	13	—	—
Residential mortgage loans – single family	3,807	29	3,700	59	4,055	88	3,847	147
Land development loans	1,662	—	1,246	23	1,788	7	816	68
Total	$28,979	$80	$29,394	$311	$29,955	$478	$25,771	$1,180
The interest that would have been earned had the impaired loans remained current in accordance with their original terms was $175 thousand and $164 thousand during the three months ended September 30, 2015 and 2014, respectively. The interest that would have been earned had the impaired loans remained current in accordance with their original terms was $683 thousand and $351 thousand during the nine months ended September 30, 2015 and 2014, respectively.
Troubled Debt Restructurings (“TDRs”)
Pursuant to the FASB's ASU No. 2011-2, A Creditor's Determination of whether a Restructuring is a Troubled Debt Restructuring, the Bank's TDRs totaled $21.8 million and $17.0 million at September 30, 2015 and December 31, 2014, respectively. TDRs consist of loans to which modifications have been made for the purpose of alleviating temporary impairments of the borrower's financial condition and cash flows. Those modifications have come in the forms of changes in amortization terms, reductions in interest rates, interest only payments and, in limited cases, concessions to outstanding loan balances. The modifications are made as part of workout plans we enter into with the borrower that are designed to provide a bridge for the borrower's cash flow shortfalls in the near term. If a borrower works through the near term issues, then in most cases, the original contractual terms of the borrower's loan will be reinstated.
Of the $21.8 million of TDRs outstanding at September 30, 2015, $7.7 million were performing in accordance with their terms and accruing interest, and $14.1 million were not. Our impairment analysis determined no specific reserves were required on the TDR balances outstanding at September 30, 2015.
The following table presents loans restructured as TDRs during the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended
	September 30, 2015			September 30, 2014
(Dollars in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Performing
Commercial loans	2	$84	$84	—	$—	$—
Commercial real estate – owner occupied	1	178	178	—	—	—
Commercial real estate – all other	1	391	391	—	—	—
	4	653	653	—	—	—
Nonperforming
Commercial loans	1	937	678	1	916	916
Commercial real estate – owner occupied	—	—	—	1	460	460
Commercial real estate – all other	—	—	—	1	1,296	1,296
Residential mortgage loans – single family	—	—	—	1	244	244
	1	937	678	4	2,916	2,916
Total Troubled Debt Restructurings	5	$1,590	$1,331	4	$2,916	$2,916
	Nine Months Ended
	September 30, 2015			September 30, 2014
(Dollars in thousands)	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Performing
Commercial loans	3	$173	$173	—	$—	$—
Commercial real estate – owner occupied	1	178	178	—	—	—
Commercial real estate – all other	2	4,532	4,532	—	—	—
	6	4,883	4,883	—	—	—
Nonperforming
Commercial loans	2	1,173	914	2	1,216	1,091
Commercial real estate – owner occupied	—	—	—	1	460	460
Commercial real estate – all other	—	—	—	1	1,296	1,296
Residential mortgage loans – single family	—	—	—	1	244	244
	2	1,173	914	5	3,216	3,091
Total Troubled Debt Restructurings	8	$6,056	$5,797	5	$3,216	$3,091
During the three and nine months ended September 30, 2015 and 2014, we had no TDRs that were modified within the preceding 12-month period which subsequently defaulted.

6. Income Taxes
For the three and nine months ended September 30, 2015 and September 30, 2014, we recorded no income tax provision. Our net deferred tax asset at September 30, 2015 was $5.8 million, net of a valuation allowance of $10.8 million. Based on the analysis performed, and the positive and negative evidence considered, management determined that no increase in the $10.8 million valuation allowance as of September 30, 2015 was needed. Positive evidence included our current period taxable income, improvement in asset quality, tax planning strategies, and economic conditions. Negative evidence included historical losses over the previous 12 quarter look back period and our accumulated deficit. Management concluded that it was more-likely-than-not that the existing $5.8 million net deferred tax asset would be realized. Our net deferred tax asset at September 30, 2014 was $6.2 million, net of a valuation allowance of $12.2 million. Based on the analysis performed, and the positive and negative evidence considered, management chose not to release any portion of the $12.2 million valuation allowance as of September 30, 2014. Positive evidence included improvement in our asset quality, tax planning strategies, and economic conditions. Negative evidence included historical operating losses and our accumulated deficit. Management determined the negative evidence was significant enough to outweigh the positive evidence and support no reversal of the valuation allowance; however, we did conclude that it was more-likely-than-not that the existing $6.2 million net deferred tax asset at the time would be realized.
We file income tax returns with the U.S. federal government and the state of California. As of September 30, 2015, we were subject to examination by the Internal Revenue Service with respect to our U.S. federal tax returns for the 2011 to 2013 tax years and Franchise Tax Board for California state income tax returns for the 2010 to 2013 tax years. Net operating losses (“NOLs”) on our U.S. federal and California state income tax returns may be carried forward twenty years. As of September 30, 2015, we do not believe there will be any material adverse changes in our unrecognized tax benefits over the next 12 months.
Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of tax expense. We did not have any accrued interest or penalties associated with any unrecognized tax benefits, and no interest expense was recognized during the three and nine months ended September 30, 2015 and 2014.
7. Stock-Based Employee Compensation Plans
In May 2010, our shareholders approved the adoption of our 2010 Equity Incentive Plan (the “2010 Incentive Plan”), which authorized and set aside a total of 400,000 shares of our common stock for issuance on the exercise of stock options or the grant of restricted stock or other equity incentives to our officers, and other key employees and directors. An additional 158,211 shares of common stock were also set aside which was equal to the total of the shares that were available for the grant of equity incentives under our shareholder-approved 2008 and 2004 Equity Incentive Plans (the "Previously Approved Plans") at the time of the adoption of the 2010 Incentive Plan. Options to purchase a total of 483,386 shares of our common stock granted under the Previously Approved Plans were outstanding at September 30, 2015. The 2010 Incentive Plan provides that if any of these outstanding options under the Previously Approved Plans expire or are terminated for any reason, then the number of shares that would become available for grants or awards of equity incentives under the 2010 Incentive Plan would be increased by an equivalent number of shares. At the Annual Shareholders meeting held in May 2013, our shareholders approved an additional 800,000 share increase in the maximum number of shares of our common stock that may be issued pursuant to grants or exercises of options or restricted shares or other equity incentives under the 2010 Incentive Plan, of which 95,000 shares of restricted stock, net of shares withheld for taxes, have vested as of September 30, 2015 thereby decreasing the maximum number of shares authorized under the 2010 Incentive Plan. As a result, as of September 30, 2015, the maximum number of shares that were authorized for the grant of options or other equity incentives under the 2010 Incentive Plan totaled 1,759,948 (assuming that all 483,386 shares of our common stock subject to options under the Previously Approved Plans expire or are terminated), or approximately 8% of the shares of our common stock then outstanding.
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
Under FASB ASC 718-10, we are required to recognize, in our financial statements, the fair value of the options or any restricted shares that we grant as compensation cost over their respective service periods. The fair values of the options that were outstanding at September 30, 2015 under the 2010 Incentive Plan were estimated as of their respective dates of grant using the Black-Scholes option-pricing model. The Company, under the 2010 Incentive Plan, granted restricted stock for the benefit of its employees and directors. These restricted shares vest over a period of three years for employees and one year for directors. The recipients of restricted shares have the right to vote all shares subject to such grant and receive all dividends with respect to such shares whether or not the shares have vested. The recipients do not pay any cash consideration for the shares.
Stock Options
The table below summarizes the weighted average assumptions used to determine the fair values of the options granted during the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
Assumptions with respect to:	2015(1)	2014	2015	2014
Expected volatility	—%	44%	44%	44%
Risk-free interest rate	—%	2.14%	1.82%	2.14%
Expected dividends	—%	0.61%	—%	0.61%
Expected term (years)	—	6.7	6.0	6.7
Weighted average fair value of options granted during period	$—	$3.04	$3.13	$2.84

(1)	No stock options were granted during the three months ended September 30, 2015.
The following table summarizes the stock option activity under the Company’s equity incentive plans during the nine months ended September 30, 2015 and 2014, respectively.

	Number of Shares	Weighted- Average Exercise Price Per Share	Number of Shares	Weighted- Average Exercise Price Per Share
	2015		2014
Outstanding – January 1,	1,257,390	$6.51	1,821,000	$6.88
Granted	112,828	7.09	58,970	6.38
Exercised	(257,526)	5.30	(140,446)	3.58
Forfeited/Canceled	(142,053)	11.53	(327,254)	10.59
Outstanding – September 30,	970,639	6.16	1,412,270	6.33
Options Exercisable – September 30,	655,393	$5.98	892,916	$6.42
Options Vested – September 30,	655,393	$5.98	892,916	$6.42
Options to purchase 30,962 and 48,246 shares of our common stock were exercised during the three months ended September 30, 2015 and 2014, respectively. Options to purchase 257,526 and 140,446 shares of our common stock were exercised during the nine months ended September 30, 2015 and 2014, respectively. The aggregate intrinsic value of options exercised during the three months ended September 30, 2015 and 2014 was $115 thousand and $172 thousand, respectively. The aggregate intrinsic value of options exercised during the nine months ended September 30, 2015 and 2014 was $458 thousand and $416 thousand, respectively. The fair values of options that vested during the three months ended September 30, 2015 and 2014 was $453 thousand and $508 thousand, respectively. The fair values of options that vested during the nine months ended September 30, 2015 and 2014 was $623 thousand and $721 thousand, respectively.
The following table provides additional information regarding the vested and unvested options that were outstanding at September 30, 2015.

Options Outstanding as of September 30, 2015					Options Exercisable as of September 30, 2015(1)
	Vested	Unvested	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Shares	Weighted Average Exercise Price
$2.97 – $5.99	225,271	3,467	$3.96	4.95	225,271	$3.96
$6.00 – $9.99	403,822	311,779	6.47	8.00	403,822	6.39
$13.00 – $17.99	14,800	—	15.93	1.13	14,800	15.93
$18.00 – $18.84	11,500	—	18.11	0.32	11,500	18.11
	655,393	315,246	$6.16	7.09	655,393	$5.98

(1)	The weighted average remaining contractual life of the options that were exercisable as of September 30, 2015 was 6.43 years.
The aggregate intrinsic value of options that were outstanding and exercisable under the 2010 Incentive Plan at September 30, 2015 and December 31, 2014 was $768 thousand and $1.2 million, respectively.

A summary of the status of the unvested options outstanding as of September 30, 2015, and changes in the weighted average grant date fair values of the unvested options during the nine months ended September 30, 2015, are set forth in the following table.

	For the nine months ended September 30,
	2015		2014
	Number of Shares Subject to Options	Weighted Average Grant Date Fair Value	Number of Shares Subject to Options	Weighted Average Grant Date Fair Value
Unvested at the beginning of the period	468,504	$2.68	785,566	$2.57
Granted	112,828	3.13	58,970	2.84
Vested	(236,372)	2.63	(290,541)	2.48
Forfeited/Canceled	(29,714)	2.55	(34,641)	2.61
Unvested at the end of the period	315,246	2.90	519,354	2.64
At September 30, 2015, the weighted average period over which nonvested awards were expected to be recognized was 1.81 years.
Restricted Stock
The following table summarizes the activity related to restricted stock granted, vested and forfeited under our equity incentive plans during the nine months ended September 30, 2015 and 2014.

	For the nine months ended September 30,
	2015		2014
	Number of Shares	Average Grant Date Fair Value	Number of Shares	Average Grant Date Fair Value
Outstanding at the beginning of the period	141,254	$6.29	141,284	$6.23
Granted	98,829	7.11	51,256	6.37
Vested	(63,351)	6.45	(35,000)	6.24
Forfeited	(3,638)	6.18	(6,286)	6.21
Outstanding at the end of the period	173,094	$6.70	151,254	$6.28
Compensation Expense
We expect that the compensation expense that will be recognized during the periods presented below in respect of stock options and restricted stock outstanding at September 30, 2015, will be as follows:

	Estimated Stock Based Compensation Expense Stock Options	Estimated Stock Based Compensation Expense Restricted Stock	Estimated Stock Based Compensation Expense Total
(Dollars in thousands)
For the years ending December 31,
Remainder of 2015	$122	$181	$303
2016	336	489	826
2017	111	189	299
2018	35	24	58
2019 and beyond	6	—	6
	$609	$883	$1,493
The aggregate amounts of stock based compensation expense recognized in our consolidated statements of operations for the three months ended September 30, 2015 and 2014 were $347 thousand and $325 thousand, respectively, and for the nine months ended September 30, 2015 and 2014 were $1.0 million and $862 thousand, respectively, in each case net of taxes.

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

The following table shows how we computed basic and diluted EPS for the three and nine months ended September 30, 2015 and 2014.

(In thousands, except per share data)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator:
Net income (loss) from continuing operations	$321	$(314)	$375	$(1,815)
Accumulated declared dividends on preferred stock	—	—	—	(592)
Accumulated undeclared dividends on preferred stock	—	(308)	—	(320)
Dividends on preferred stock	(309)	—	(927)	—
Inducements for exchange of the preferred stock	(512)	—	(512)	—
Numerator for basic and diluted net loss from continuing operations	(500)	(622)	(1,064)	(2,727)
Net (loss) income from discontinued operations	—	(71)	—	1,885
Numerator for basic and diluted net (loss) income available to common shareholders	$(500)	$(693)	$(1,064)	$(842)
Denominator:
Basic weighted average outstanding shares of common stock	19,824	19,291	19,739	19,231
Dilutive effect of employee stock options and contingently issuable shares	—	—	—	—
Diluted weighted average common stock and common stock equivalents	19,824	19,291	19,739	19,231
Basic (loss) income per common share:
Net loss from continuing operations	$(0.03)	$(0.03)	$(0.05)	$(0.14)
Net (loss) income from discontinued operations	$—	$(0.01)	$—	$0.10
Net loss available to common shareholders	$(0.03)	$(0.04)	$(0.05)	$(0.04)
Diluted (loss) income per common share:
Net loss from continuing operations	$(0.03)	$(0.03)	$(0.05)	$(0.14)
Net (loss) income from discontinued operations	$—	$(0.01)	$—	$0.10
Net loss available to common shareholders	$(0.03)	$(0.04)	$(0.05)	$(0.04)
The weighted average shares that have an antidilutive effect in the calculation of diluted net loss per share and have been excluded from the computations above were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Stock options(1)	988,842	1,464,319	1,048,822	1,700,448
Convertible securities(2)	—	2,594,970	—	2,555,539
Shares subject to stock purchase warrants(3)	—	761,278	—	761,278

(1)
Stock options were excluded from the computation of diluted earnings per common share for the three and nine months ended September 30, 2015 and 2014 as we reported a net loss from continuing operations.

(2)
Convertible securities were excluded from the computation of diluted earnings per common share for the three and nine months ended September 30, 2014 as we reported a net loss from continuing operations.

(3)
Stock purchase warrants were excluded from the computation of diluted earnings per common share for the three and nine months ended September 30, 2014 because the exercisability of those warrants was conditioned on the happening of certain future events.

9. Shareholders’ Equity
Preferred Stock and Warrants
On August 28, 2015, we entered into an Exchange Agreement (the “Exchange Agreement”) with SBAV, LP, an affiliate of Clinton Group, Inc. (“SBAV”), and Carpenter Community BancFund, L.P. and Carpenter Community BancFund-A, L.P. (together, the “Carpenter Funds”) pursuant to which SBAV and the Carpenter Funds exchanged an aggregate of 112,000 shares of the Company’s Series B Convertible 8.4% Noncumulative Preferred Stock (the “Series B Shares”), 35,225 shares of the Series C 8.4% Noncumulative Preferred Stock (the “Series C Shares”) and warrants to purchase 761,278 shares of the Company’s common stock (the “Warrants”) for an aggregate of 3,009,148 shares of the Company’s common stock (the “Exchange Transaction”). The Series B Shares, Series C Shares and Warrants exchanged by SBAV and the Carpenter Funds in the Exchange Transaction comprised all of the Company’s outstanding shares of preferred stock and warrants to purchase shares of the Company’s common stock. The Exchange Transaction closed on September 30, 2015.
Accumulated Other Comprehensive Income (Loss), net
Accumulated other comprehensive income (loss), net as of September 30, 2015 and December 31, 2014 was as follows:

	Unrealized Gain (Loss) on Securities Available-for-Sale, net of tax	Accumulated Other Comprehensive Income, Net
	(Dollars in thousands)
Ending balance as of December 31, 2013	$(2,154)	$(2,154)
Other comprehensive income before reclassifications, net of tax provision of $847 thousand (1)	1,462	1,462
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	—
Other comprehensive income, net of tax provision of $847 thousand	1,462	1,462
Ending balance as of December 31, 2014	$(692)	$(692)
Other comprehensive loss before reclassifications, net of tax provision of $129 thousand	185	185
Amounts reclassified from accumulated other comprehensive income, net of tax	—	—
Other comprehensive loss, net of tax provision of $129 thousand	185	185
Ending balance as of September 30, 2015	$(507)	$(507)

(1)	Tax impact included in Deferred tax assets.
10. Commitments and Contingencies
Repurchase Reserves
We have historically maintained reserves for possible repurchases that we may have been required to make of certain of the mortgage loans which we sold as a result of deficiencies or defects that may be found to exist in such loans. Our repurchase reserve also covered returns of any premiums earned and administrative fees pertaining to the repurchase of mortgage loans that did not meet investor guidelines, including potential loss of advances on Veterans Affairs or Federal Housing Authority Ginnie Mae loans.  As a result of our exit from the mortgage banking business and no longer being subject to potential loss for anything other than mortgage fraud, we have undertaken an analysis of our accrual. Our analysis assumes that the repurchase liability exposure will decrease over time as mortgage loans are paid off and as we are no longer originating new mortgage loans. We repurchased $619 thousand of loans during the nine months ended September 30, 2015. We repurchased $1.3 million of loans during the nine months ended September 30, 2014. No loans were repurchased during the three months ended September 30, 2015 and September 30, 2014. The following table sets forth information at September 30, 2015 and December 31, 2014, with respect to our repurchase reserves:

	At and For the Nine Months Ended	At and For the Year Ended
	September 30, 2015	December 31, 2014
	(Dollars in thousands)
Beginning balance	$381	$1,883
(Recovery of)/Provision for repurchases	13	(1,502)
Settlements	(66)	—
Total repurchases reserve	$328	$381
Commitments
To meet the financing needs of our customers in the normal course of business, we are a party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements. At September 30, 2015 and December 31, 2014, we were committed to fund certain loans including letters of credit amounting to approximately $226 million and $148 million, respectively. The contractual amounts of a credit-related financial instrument, such as a commitment to extend credit, a credit-card arrangement or a letter of credit, represent the amount of potential accounting loss should the commitment be fully drawn upon, the customer were to default, and the value of any existing collateral securing the customer’s payment obligation becomes worthless. The loss reserve for unfunded loan commitments was $275 thousand at each of September 30, 2015 and December 31, 2014.
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
Based on our evaluation of the lawsuits and other proceedings that were pending against us as of September 30, 2015, the outcomes in those suits or other proceedings are not expected to have, either individually or in the aggregate, a material adverse effect on our consolidated financial position, results of operations or cash flows. However, in light of the inherent uncertainties involved, some of which are beyond our control, and the very large or indeterminate damages often sought in such legal actions or proceedings, an adverse outcome in one or more of these suits or proceedings could be material to our financial position, results of operations or cash flows for any particular reporting period.

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
The following table sets forth information regarding the net interest income and noninterest income for our commercial banking and discontinued operations segments, respectively, for the three and nine months ended September 30, 2015 and 2014.

(Dollars in thousands)	Commercial	Other	Total from continuing operations	Discontinued Operations	Total including discontinued operations
Net interest income for the three months ended September 30,
2015	$8,443	$(132)	$8,311	$—	$8,311
2014	$8,343	$(32)	$8,311	$—	$8,311
Noninterest income for the three months ended September 30,
2015	$558	$4	$562	$—	$562
2014	$854	$—	$854	$(254)	$600
Net interest income for the nine months ended September 30,
2015	$25,249	$(299)	$24,950	$—	$24,950
2014	$23,882	$(102)	$23,780	$77	$23,857
Noninterest income for the nine months ended September 30,
2015	$2,050	$10	$2,060	$—	$2,060
2014	$3,017	$—	$3,017	$1,145	$4,162
Segment Assets at:
September 30, 2015	$1,071,459	$12,211	$1,083,670	$—	$1,083,670
December 31, 2014	$1,094,120	$5,490	$1,099,610	$—	$1,099,610

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
The following table sets forth the capital and capital ratios of the Company (on a consolidated basis) and the Bank (on a stand-alone basis) at September 30, 2015, as compared to the respective regulatory requirements applicable to them.

			Applicable Federal Regulatory Requirement
			For Capital Adequacy Purposes		To be Categorized As Well Capital
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total Capital to Risk Weighted Assets:
Company	$147,535	17.0%	$69,641	At least 8.0	N/A	N/A
Bank	128,943	14.7%	70,024	At least 8.0	$87,530	At least 10.0
Common Equity Tier 1 Capital to Risk Weighted Assets:
Company	$121,084	13.9%	$39,173	At least 4.5	N/A	N/A
Bank	117,943	13.5%	39,389	At least 4.5	$56,895	At least 6.5
Tier 1 Capital to Risk Weighted Assets:
Company	$136,595	15.7%	$52,231	At least 6.0	N/A	N/A
Bank	117,943	13.5%	52,518	At least 6.0	$70,024	At least 8.0
Tier 1 Capital to Average Assets:
Company	$136,595	12.8%	$42,556	At least 4.0	N/A	N/A
Bank	117,943	11.2%	42,092	At least 4.0	$52,615	At least 5.0
In early July 2013, the Federal Reserve Board and the FDIC issued final rules implementing the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act changes.  The rules revise minimum capital requirements and adjust prompt correct action thresholds.  The final rules revise the regulatory capital elements, add a new common equity Tier 1 capital ratio, increase the minimum Tier 1 capital ratio requirement, and implement a new capital conservation buffer.  The rules also permit certain banking organizations to retain, through a one-time election, the existing treatment for accumulated other comprehensive income.  The final rules took effect for community banks on January 1, 2015, subject to a transition period for certain parts of the rules.  At September 30, 2015, the Bank (on a stand-alone basis) continued to qualify as a well-capitalized institution, and the Company continued to exceed the minimum required capital ratios applicable to it, under the capital adequacy guidelines described above.

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
In addition to the risk of incurring loan losses, which is an inherent risk of the banking business, these risks and uncertainties include, but are not limited to, the following: the risk that the economic recovery in the United States, which is improving but still relatively fragile, will be adversely affected by domestic or international economic conditions, which could cause us to incur additional loan losses and adversely affect our results of operations in the future; the risk that our interest margins and, therefore, our net interest income will be adversely affected by changes in prevailing interest rates; the risk that we will not succeed in further reducing our remaining nonperforming assets, in which event we would face the prospect of further loan charge-offs and write-downs of assets; the risk that we will not be able to manage our interest rate risks effectively, in which event our operating results could be harmed; the prospect that government regulation of banking and other financial services organizations will increase, causing our costs of doing business to increase and restricting our ability to take advantage of business and growth opportunities; the risk that our efforts to develop a robust commercial banking platform may not succeed; and the risk that we may be unable to realize our expected level of increasing deposit inflows. Additional information regarding these and other risks and uncertainties to which our business is subject is contained in our Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Form 10-K”) that we filed with the Securities and Exchange Commission (“SEC”) on March 13, 2015, and readers of this Report are urged to review the additional information contained in that report, and in any subsequent Quarterly Report on Form 10-Q that we file with the SEC. We urge you to read those risk factors in conjunction with your review of the following discussion and analysis of our results of operations for the three and nine months ended, and our financial condition at, September 30, 2015.
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
As of September 30, 2015, our total assets, net loans and total deposits were $1.1 billion, $817 million and $927 million, respectively.
The Bank, which is headquartered in Orange County, California, approximately 40 miles south of Los Angeles, conducts a commercial banking business in Orange, Los Angeles, San Bernardino and San Diego counties in Southern California. The Bank is also a member of the Federal Reserve System and its deposits are insured, to the maximum extent permitted by law, by the Federal Deposit Insurance Corporation (the “FDIC”). For the nine months ended September 30, 2015 and 2014, we operated as one reportable segment, Commercial Banking, and one non-reportable segment, Discontinued Operations.
Unless the context otherwise requires, the “Company,” “we,” “our,” “ours,” and “us” refer to Pacific Mercantile Bancorp and its consolidated subsidiaries.

Current Developments
During the first quarter of 2015, the Company made the strategic decision to discontinue its business of funding broker-originated Small Business Administration (“SBA”) loans. The Bank employed a group that was originally hired in May 2012 which focused on originating loans through the SBA 504 and 7(a) lending programs (“SBA Group”). The SBA Group sourced loans through broker relationships, which generally did not result in the Bank having the borrower's full banking relationship. We concluded that the transactional nature of the business model in the SBA Group was not in line with our strategy of transitioning to a relationship-oriented commercial banking model. As a result of this decision, during the first quarter of 2015, we terminated the 15 employees within the SBA Group and we incurred total personnel expense including severance pay of $611 thousand, which is recorded within noninterest expense for the nine months ended September 30, 2015 and will be nonrecurring. We do not expect any additional expenses to be incurred as a result of this decision. The Bank continues to be in good standing with the SBA as a Preferred Lender and we will continue to originate SBA 504 and 7(a) loans through our core relationship banking strategy. We intend to sell the guaranteed portion of the 7(a) loans in the secondary market from time to time.
On August 28, 2015, we entered into an Exchange Agreement (the “Exchange Agreement”) with SBAV, LP, an affiliate of Clinton Group, Inc. (“SBAV”), and Carpenter Community BancFund, L.P. and Carpenter Community BancFund-A, L.P. (together, the “Carpenter Funds”) pursuant to which SBAV and the Carpenter Funds exchanged an aggregate of 112,000 shares of the Company’s Series B Convertible 8.4% Noncumulative Preferred Stock (the “Series B Shares”), 35,225 shares of the Series C 8.4% Noncumulative Preferred Stock (the “Series C Shares”) and warrants to purchase 761,278 shares of the Company’s common stock (the “Warrants”) for an aggregate of 3,009,148 shares of the Company’s common stock (the “Exchange Transaction”). The Series B Shares, Series C Shares and Warrants exchanged by SBAV and the Carpenter Funds in the Exchange Transaction comprised all of the Company’s outstanding shares of preferred stock and warrants to purchase shares of the Company’s common stock. The Exchange Transaction closed on September 30, 2015.

Results of Operations
Discontinued Operations
In connection with our exit from the mortgage banking business described in our 2014 Form 10-K, the revenues and expenses of our mortgage banking division have been classified as discontinued operations for all periods presented. As a result, all comparisons below reflect results from continuing operations. We completed the final wind down of the mortgage banking division during 2014 and had no additional revenue or expense during the nine months ended September 30, 2015.
Operating Results for the Three and Nine Months Ended September 30, 2015 and 2014
Our operating results for the three and nine months ended September 30, 2015, compared to the same periods in September 30, 2014, were as follows:

	Three Months Ended September 30,		2015 vs. 2014 % Change	Nine Months Ended September 30,		2015 vs. 2014 % Change
	2015	2014		2015	2014
				(Dollars in thousands)
Interest income	$9,653	$9,664	(0.1)%	$28,939	$28,085	3.0%
Interest expense	1,342	1,353	(0.8)%	3,989	4,305	(7.3)%
Provision for loan and lease losses	—	450	(100.0)%	—	1,500	(100.0)%
Non-interest income	562	854	(34.2)%	2,060	3,017	(31.7)%
Non-interest expense	8,552	9,029	(5.3)%	26,635	27,112	(1.8)%
Net income (loss) from continuing operations	321	(314)	(202.2)%	375	(1,815)	(120.7)%
Net (loss) income from discontinued operations	—	(71)	(100.0)%	—	1,885	(100.0)%
Net income (loss)	321	(385)	(183.4)%	375	70	435.7%
Interest Income
Three Months Ended September 30, 2015 and 2014
Total interest income remained flat for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. This was primarily due to a decrease in interest income on loans during the three months ended September 30, 2015 compared to the same prior year period partially offset by an increase in interest income on investments and securities available-for-sale and stock. The decrease in interest income on loans is primarily attributable to a decrease in the average yield on loans for the three months ended September 30, 2015 compared to the prior-year period, partially offset by an increase in the average loan balance for the same period. During the three months ended September 30, 2015 and 2014, interest income on loans was $9.2 million and $9.2 million, respectively, yielding 4.41% and 4.54% on average loan balances of $824.6 million and $802.9 million, respectively. The increase in the average loan balances is attributable to an increase in loan demand. The decrease in loan yield is primarily attributable to the actions of the Federal Reserve Board to keep short-term interest rates low.
During the three months ended September 30, 2015 and 2014, interest income from our securities available-for-sale and stock was $389 thousand and $397 thousand, respectively, yielding 2.42% and 2.26% on average balances of $63.7 million and $69.7 million, respectively. The investment yield increase is primarily due to an increase in the cash dividend paid on our Federal Home Loan Bank of San Francisco (“FHLB”) stock during the third quarter of 2015, partially offset by a decrease in the average securities balance during the same period. The average securities balances decreased as a result of maturities of, and payments on, securities which we did not fully replace. Interest income from our short-term investments, including our federal funds sold and interest-bearing deposits, was $98 thousand and $82 thousand for the three months ended September 30, 2015 and 2014, respectively, in each case, yielding 0.26% on average balances of $148.5 million and $125.6 million, respectively. As a result, total interest income on investments increased slightly for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014.
Nine Months Ended September 30, 2015 and 2014
Total interest income increased 3.0% to $28.9 million for the nine months ended September 30, 2015 from $28.1 million for the nine months ended September 30, 2014, with an average yield on interest-earning assets of 3.77% for the nine months ended September 30, 2015 compared to 3.79% for the nine months ended September 30, 2014. This increase was primarily due to an increase in interest income on loans during the nine months ended September 30, 2015 compared to the same prior year period due to an increase in average loan balances, partially offset by a decline in the average yield on loans over the same period. During the nine months ended September 30, 2015 and 2014, interest income on loans was $27.4 million and $26.6 million, respectively, yielding 4.43% and 4.51% on average loan balances of $825.6 million and $790.1 million, respectively. The increase in the average loan balances is attributable to an increase in loan demand.
During the nine months ended September 30, 2015 and 2014, interest income from our securities available-for-sale and stock was $1.3 million and $1.2 million, respectively, yielding 2.67% and 2.27% on average balances of $66.0 million and $71.8 million, respectively. The investment yield increase is primarily due to our receipt of a cash dividend paid on our FHLB stock during the nine months ended September 30, 2015 and lower premium amortization attributable to slower projected prepayment speeds on our securities available-for-sale, returning our prepayment speed to a more historically normal level as compared to the accelerated prepayment speed seen in the prior year. The average securities balances decreased as a result of maturities of, and payments on, securities which we did not fully replace. Interest income from our short-term investments, including our federal funds sold and interest-bearing deposits, was $258 thousand and $237 thousand for the nine months ended September 30, 2015 and 2014, respectively, yielding 0.26% and 0.24% on average balances of $133.5 million and $129.7 million, respectively. As a result, total interest income on investments increased for the nine months ended September 30, 2015 and 2014.
Interest Expense
Three Months Ended September 30, 2015 and 2014
Total interest expense decreased 0.8% to $1.3 million for the three months ended September 30, 2015 from $1.4 million for the three months ended September 30, 2014. The decrease was primarily due to a decrease in average interest-bearing liabilities from $696.1 million at September 30, 2014 to $688.8 million at September 30, 2015, respectively, in each case with a cost of funds of 0.77%, respectively, which consisted of deposits, borrowings and junior subordinated debentures. The decrease in our interest expense was also partially attributable to the decrease in the cost of our borrowings as a result of our decision to decrease our FHLB borrowings as well as a decrease in the volume of certificates of deposit and a decrease in the rates of interest paid on certificates of deposit. Interest expense on our certificates of deposit for the three months ended September 30, 2015 and 2014 was $697 thousand and $1.1 million, respectively, with a cost of funds of 0.90% and 0.96% on average balances of $308.8 million and $445.1 million, respectively.
Nine Months Ended September 30, 2015 and 2014
Total interest expense decreased 7.3% to $4.0 million for the nine months ended September 30, 2015 from $4.3 million for the nine months ended September 30, 2014. The decrease was primarily due to a decrease in average interest-bearing liabilities from $706.5 million at September 30, 2014 to $694.4 million at September 30, 2015, respectively, with a cost of funds of 0.81% and 0.77%, respectively, which consisted of deposits, borrowings and junior subordinated debentures. The decrease in our interest expense was also partially attributable to the decrease in the cost of our borrowings as a result of our decision to decrease our FHLB borrowings as well as a decrease in the volume of certificates of deposit and a decrease in the rates of interest paid on certificates of deposit. Interest expense on our certificates of deposit for the nine months ended September 30, 2015 and 2014 was

$2.1 million and $3.1 million, respectively, with a cost of funds of 0.89% and 0.96% on average balances of $314.2 million and $439.5 million, respectively.
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
The following tables set forth information regarding our average balance sheet, yields on interest earning assets, interest expense on interest-bearing liabilities, the interest rate spread and the interest rate margin for the three and nine months ended September 30, 2015 and 2014. Average balances are calculated based on average daily balances.

	Three Months Ended September 30,
	2015			2014
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets
Short-term investments(1)	$148,454	$98	0.26%	$125,639	$82	0.26%
Securities available for sale and stock(2)	63,702	389	2.42%	69,661	397	2.26%
Loans(3)	824,596	9,166	4.41%	802,912	9,185	4.54%
Total interest-earning assets	1,036,752	9,653	3.69%	998,212	9,664	3.84%
Noninterest-earning assets
Cash and due from banks	18,237			12,494
All other assets	10,156			21,435
Total assets	$1,065,145			$1,032,141
Interest-bearing liabilities:
Interest-bearing checking accounts	$35,896	24	0.27%	$36,719	25	0.27%
Money market and savings accounts	300,650	421	0.56%	149,372	106	0.28%
Certificates of deposit	308,836	697	0.90%	445,108	1,073	0.96%
Other borrowings	25,870	50	0.77%	47,337	80	0.67%
Junior subordinated debentures	17,527	150	3.40%	17,527	69	1.56%
Total interest bearing liabilities	688,779	1,342	0.77%	696,063	1,353	0.77%
Noninterest bearing liabilities
Demand deposits	247,884			208,366
Accrued expenses and other liabilities	6,741			9,698
Shareholders' equity	121,741			118,014
Total liabilities and shareholders' equity	$1,065,145			$1,032,141
Net interest income		$8,311			$8,311
Net interest income/spread			2.92%			3.07%
Net interest margin			3.18%			3.30%

(1)	Short-term investments consist of federal funds sold and interest bearing deposits that we maintain at other financial institutions.

(2)	Stock consists of FHLB stock and Federal Reserve Bank of San Francisco (“FRBSF”) stock.

(3)	Loans include the average balance of nonaccrual loans.

	Nine Months Ended September 30,
	2015			2014
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets
Short-term investments(1)	$133,497	$258	0.26%	$129,665	$237	0.24%
Securities available for sale and stock(2)	66,032	1,321	2.67%	71,760	1,217	2.27%
Loans(3)	825,583	27,360	4.43%	790,081	26,631	4.51%
Total interest-earning assets	1,025,112	28,939	3.77%	991,506	28,085	3.79%
Noninterest-earning assets
Cash and due from banks	17,258			12,544
All other assets	10,132			23,666
Total assets	$1,052,502			$1,027,716
Interest-bearing liabilities:
Interest-bearing checking accounts	$36,987	72	0.26%	$37,778	74	0.26%
Money market and savings accounts	294,003	1,245	0.57%	155,616	357	0.31%
Certificates of deposit	314,227	2,094	0.89%	439,473	3,142	0.96%
Other borrowings	31,611	177	0.75%	56,107	363	0.87%
Junior subordinated debentures	17,527	401	3.06%	17,527	369	2.81%
Total interest bearing liabilities	694,355	3,989	0.77%	706,501	4,305	0.81%
Noninterest bearing liabilities
Demand deposits	230,259			196,603
Accrued expenses and other liabilities	6,676			8,177
Shareholders' equity	121,212			116,435
Total liabilities and shareholders' equity	$1,052,502			$1,027,716
Net interest income		$24,950			$23,780
Net interest income/spread			3.00%			2.98%
Net interest margin			3.25%			3.21%

(1)	Short-term investments consist of federal funds sold and interest bearing deposits that we maintain at other financial institutions.

(2)	Stock consists of FHLB stock and FRBSF stock.

(3)	Loans include the average balance of nonaccrual loans.

The following table sets forth changes in interest income, including loan fees, and interest paid in the three and nine months ended September 30, 2015 and 2014 and the extent to which those changes were attributable to changes in (i) the volumes of or the rates of interest earned on interest-earning assets and (ii) the volumes of or the rates of interest paid on our interest-bearing liabilities.

	Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014 Increase (Decrease) due to Changes in			Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014 Increase (Decrease) due to Changes in
	Volume	Rates	Total Increase (Decrease)	Volume	Rates	Total Increase (Decrease)
	(Dollars in thousands)
Interest income
Short-term investments(1)	$15	$1	$16	$7	$14	$21
Securities available for sale and stock(2)	(35)	27	(8)	(103)	207	104
Loans	245	(264)	(19)	1,182	(453)	729
Total earning assets	225	(236)	(11)	1,086	(232)	854
Interest expense
Interest-bearing checking accounts	(1)	—	(1)	(2)	—	(2)
Money market and savings accounts	161	154	315	455	433	888
Certificates of deposit	(311)	(65)	(376)	(846)	(202)	(1,048)
Borrowings	(40)	10	(30)	(142)	(44)	(186)
Junior subordinated debentures	—	81	81	—	32	32
Total interest-bearing liabilities	(191)	180	(11)	(535)	219	(316)
Net interest income	$416	$(416)	$—	$1,621	$(451)	$1,170

(1)	Short-term investments consist of federal funds sold and interest bearing deposits that we maintain at financial institutions.

(2)	Stock consists of FHLB stock and FRBSF stock.
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
During the three months ended September 30, 2015, we recorded no provision for loan and lease losses, as compared to $450 thousand recorded during the three months ended September 30, 2014. There was no provision for loan and lease losses during the three months ended September 30, 2015 as our loan portfolio decreased by $4.7 million during the three months ended

September 30, 2015. Taking into account net recoveries of $140 thousand during the three months ended September 30, 2014 and net loan growth of $13.4 million during the same period, our analysis supported a provision of $450 thousand during the three months ended September 30, 2014 in order to maintain the ALLL within the determined range.
During the nine months ended September 30, 2015, we recorded no provision for loan and lease losses, as compared to $1.5 million recorded during the nine months ended September 30, 2014. There was no provision for loan and lease losses during the nine months ended September 30, 2015 as our loan portfolio decreased by $9.4 million during the nine months ended September 30, 2015. Taking into account net recoveries of $312 thousand during the nine months ended September 30, 2014 and net loan growth of $43.3 million during the same period, our analysis supported a provision of $1.5 million during the nine months ended September 30, 2014 in order to maintain the ALLL within the determined range.
See "—Financial Condition—Nonperforming Assets and Allowance for Loan and Lease Losses" below in this Item 2 for additional information regarding the ALLL.
Noninterest Income
The following table identifies the components of and the percentage changes in noninterest income during the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,			Nine Months Ended September 30,
	Amount	Amount	Percentage Change	Amount	Amount	Percentage Change
	2015	2014	2015 vs. 2014	2015	2014	2015 vs. 2014
				(Dollars in thousands)
Service fees on deposits and other banking services	230	207	11.1%	676	633	6.8%
Net gain on sale of small business administration loans	—	257	(100.0)%	—	1,416	(100.0)%
Other noninterest income	332	390	(14.9)%	1,384	968	43.0%
Total noninterest income	$562	$854	(34.2)%	$2,060	$3,017	(31.7)%
Three Months Ended September 30, 2015 and 2014
Noninterest income decreased by $292 thousand for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014, primarily as a result of a $257 thousand decrease in net gain on sale of SBA loans, partially offset by an increase in loan servicing and referral fees.
Nine Months Ended September 30, 2015 and 2014
Noninterest income decreased $957 thousand, or 31.7%, for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014, primarily as a result of:

•	A decrease of $1.4 million in net gain on sale of SBA loans; partially offset by

•	A $200 thousand recovery during the nine months ended September 30, 2015 on a charged off loan in excess of the amount previously charged off against the ALLL; and

•	An increase in loan servicing and referral fees during the nine months ended September 30, 2015 as compared to the same period in 2014.
Noninterest Expense
The following table sets forth the principal components and the amounts of, and the percentage changes in, noninterest expense during the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	2015 vs. 2014	2015	2014	2015 vs. 2014
	Amount	Amount	Percent Change	Amount	Amount	Percent Change
				(Dollars in thousands)
Salaries and employee benefits	$5,329	$5,545	(3.9)%	$16,659	$16,568	0.5%
Occupancy	730	643	13.5%	2,143	1,841	16.4%
Equipment and depreciation	408	400	2.0%	1,231	1,133	8.6%
Data processing	269	220	22.3%	760	671	13.3%
FDIC expense	329	336	(2.1)%	1,021	989	3.2%
Other real estate owned expense, net	68	640	(89.4)%	229	1,698	(86.5)%
Professional fees	538	439	22.6%	1,910	1,677	13.9%
Business development	225	138	63.0%	617	476	29.6%
Loan related expense	100	79	26.6%	338	295	14.6%
Insurance	87	120	(27.5)%	263	398	(33.9)%
Other operating expenses (1)	469	469	—%	1,464	1,366	7.2%
Total noninterest expense	$8,552	$9,029	(5.3)%	$26,635	$27,112	(1.8)%

(1)	Other operating expenses primarily consist of telephone, investor relations, promotional, regulatory expenses, and correspondent bank fees.
Three Months Ended September 30, 2015 and 2014
Noninterest expense decreased $477 thousand, or 5.3%, for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014, primarily as a result of:

•
A decrease of $572 thousand in the carrying costs and other costs associated with real properties acquired by or in lieu of loan foreclosures (commonly referred to as other real estate owned or “OREO”) during the three months ended September 30, 2015 as compared to the same period in 2014; partially offset by

•
An increase in various expense accounts related to the normal course of operating, including expenses related to an increase in the square footage of our leased premises, the implementation of our mobile banking platform and the roll out of our new credit card platform.

Nine Months Ended September 30, 2015 and 2014
Noninterest expense decreased $477 thousand, or 1.8%, for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014, primarily as a result of:

•
A decrease of $1.5 million in OREO as a result of lower carrying costs and other expenses related to OREO during the nine months ended September 30, 2015 as compared to the same period in 2014; partially offset by

•
An increase in various expense accounts related to the normal course of operating, including expenses related to an increase in the square footage of our leased premises, the implementation of our mobile banking platform and the roll out of our new credit card platform.

Provision for Income Tax
For the three and nine months ended September 30, 2015 and the three and nine months ended September 30, 2014, we recorded no income tax provision. Our net deferred tax asset at September 30, 2015 was $5.8 million, net of a valuation allowance of $10.8 million. Based on the analysis performed, and the positive and negative evidence considered, management determined that no increase in the $10.8 million valuation allowance as of September 30, 2015 was needed. Positive evidence included our current period taxable income, improvement in asset quality, tax planning strategies, and economic conditions. Negative evidence included our historical losses over the previous 12 quarter look back period and our accumulated deficit. Management concluded that it was more-likely-than-not that the existing $5.8 million net deferred tax asset would be realized. Our net deferred tax asset at September 30, 2014 was $6.2 million, net of a valuation allowance of $12.2 million. Based on the analysis performed, and the positive and negative evidence considered, management chose not to release any portion of the $12.2 million valuation allowance as of September 30, 2014. Positive evidence included improvement in our asset quality, tax planning strategies, and economic conditions. Negative evidence included historical operating losses and our accumulated deficit. Management determined the negative evidence was significant enough to outweigh the positive evidence and support no reversal of the valuation allowance; however, we did conclude that it was more-likely-than-not that the existing $6.2 million net deferred tax asset at the time would be realized.

Financial Condition
Assets
Our total assets decreased by $16 million to $1.1 billion at September 30, 2015 from $1.1 billion at December 31, 2014. The following table sets forth the composition of our interest earning assets at:

	September 30, 2015	December 31, 2014
	(Dollars in thousands)
Interest-bearing deposits with financial institutions (1)	$164,424	$167,138
Interest-bearing time deposits with financial institutions	4,916	4,668
Federal Reserve Bank of San Francisco and Federal Home Loan Bank Stock, at cost	8,170	8,137
Securities available for sale, at fair value	54,506	60,926
Loans (net of allowances of $12,279 and $13,833, respectively)	816,715	824,197

(1)	Includes interest-earning balances maintained at the FRBSF.
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
The following is a summary of the major components of securities available for sale and a comparison of the amortized cost, estimated fair values and the gross unrealized gains and losses attributable to those securities, as of September 30, 2015 and December 31, 2014:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Securities available for sale at September 30, 2015:
Residential mortgage backed securities issued by U.S. Agencies	$48,065	$72	$(529)	$47,608
Residential collateralized mortgage obligations issued by non agencies	686	—	(15)	671
Asset backed security	2,040	—	(599)	1,441
Mutual funds	4,750	60	(24)	4,786
Total securities available for sale	$55,541	$132	$(1,167)	$54,506
Securities available for sale at December 31, 2014:
Residential mortgage backed securities issued by U.S. Agencies	$54,653	$26	$(940)	$53,739
Residential collateralized mortgage obligations issued by non agencies	790	—	(13)	777
Asset backed security	2,083	—	(433)	1,650
Mutual funds	4,750	45	(35)	4,760
Total securities available for sale	$62,276	$71	$(1,421)	$60,926
The amortized cost of securities available for sale at September 30, 2015 is shown in the table below by contractual maturities taking into consideration historical prepayments based on the prior twelve months of principal payments. Expected maturities will differ from contractual maturities and historical prepayments, particularly with respect to collateralized mortgage obligations, primarily because prepayment rates are affected by changes in conditions in the interest rate market and, therefore, future prepayment rates may differ from historical prepayment rates.

	September 30, 2015 Maturing in
	One year or less		Over one year through five years		Over five years through ten years		Over ten years		Total
(Dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Securities available for sale:
Residential mortgage-backed securities issued by U.S. Agencies	$8,537	1.46%	$23,022	1.47%	$13,070	1.52%	$3,436	1.63%	$48,065	1.49%
Non-agency collateralized mortgage obligations	—	—	686	2.97%	—	—	—	—	686	2.97%
Asset backed securities	—	—	—	—	—	—	2,040	2.52%	2,040	2.52%
Mutual funds	—	—	4,750	1.93%	—	—	—	—	4,750	1.93%
Total Securities Available for sale	$8,537	1.46%	$28,458	1.58%	$13,070	1.52%	$5,476	1.96%	$55,541	1.59%

Loans
The following table sets forth the composition, by loan category, of our loan portfolio at September 30, 2015 and December 31, 2014:

	September 30, 2015		December 31, 2014
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial loans	$321,696	38.8%	$301,746	36.0%
Commercial real estate loans – owner occupied	197,671	23.9%	212,515	25.4%
Commercial real estate loans – all other	137,108	16.5%	146,676	17.5%
Residential mortgage loans – multi-family	84,295	10.2%	95,276	11.4%
Residential mortgage loans – single family	57,620	7.0%	64,326	7.7%
Land development loans	6,908	0.8%	7,745	0.9%
Consumer loans	23,313	2.8%	9,687	1.2%
Total loans	828,611	100.0%	837,971	100.0%
Deferred loan origination costs, net	383		59
Allowance for loan and lease losses	(12,279)		(13,833)
Loans, net	$816,715		$824,197
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
The following table sets forth the maturity distribution of our loan portfolio (excluding single and multi-family residential mortgage loans and consumer loans) at September 30, 2015:

	September 30, 2015
	One Year or Less	Over One Year Through Five Years	Over Five Years	Total
	(Dollars in thousands)
Real estate loans(1)
Floating rate	$12,268	$18,586	$133,488	$164,342
Fixed rate	29,361	56,078	91,906	177,345
Commercial loans
Floating rate	61,583	19,849	16,174	97,606
Fixed rate	140,694	73,060	10,336	224,090
Total	$243,906	$167,573	$251,904	$663,383

(1)	Does not include mortgage loans on single or multi-family residences or consumer loans, which totaled $141.9 million and $23.3 million, respectively, at September 30, 2015.
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
The following table sets forth information regarding our nonperforming assets, as well as information regarding restructured loans, at September 30, 2015 and December 31, 2014:

	At September 30, 2015	At December 31, 2014
	(Dollars in thousands)
Nonaccrual loans:
Commercial loans	$12,149	$16,182
Commercial real estate	4,282	4,288
Residential real estate	1,155	1,472
Land development	1,640	2,111
Total nonaccrual loans	$19,226	$24,053
Loans past due 90 days and still accruing interest:
Total loans past due 90 days and still accruing interest	$—	$—
Other real estate owned (OREO):
Residential real estate	962	962
Construction and land development	910	630
Total other real estate owned	$1,872	$1,592
Total nonperforming assets	$21,098	$25,645
Restructured loans:
Accruing loans	$7,736	$11,084
Nonaccruing loans (included in nonaccrual loans above)	14,064	5,935
Total restructured loans	$21,800	$17,019

As the above table indicates, total nonperforming assets decreased by approximately $4.5 million, or 1.8%, to $21.1 million as of September 30, 2015 from $25.6 million as of December 31, 2014, attributable to regular payment amortizations and payoffs and the charge off of loans that were no longer deemed collectible in the ordinary course of business.
Information Regarding Impaired Loans. At September 30, 2015, loans deemed impaired totaled $27.0 million as compared to $35.1 million at December 31, 2014. We had an average investment in impaired loans of $30.0 million for the nine months ended September 30, 2015 as compared to $25.8 million for the nine months ended September 30, 2014. The interest that would have been earned during the nine months ended September 30, 2015 had the nonaccruing impaired loans remained current in accordance with their original terms was approximately $683 thousand.
The following table sets forth the amount of impaired loans to which a portion of the ALLL has been specifically allocated, and the aggregate amount so allocated, in accordance with Accounting Standards Codification (“ASC”) 310-10, and the amount of the ALLL and the amount of impaired loans for which no such allocations were made, in each case at September 30, 2015 and December 31, 2014:

	September 30, 2015			December 31, 2014
	Loans	Reserves for Loan Losses	% of Reserves to Loans	Loans	Reserves for Loan Losses	% of Reserves to Loans
	(Dollars in thousands)
Impaired loans with specific reserves	$1,640	$508	31.0%	$2,554	$1,532	60.0%
Impaired loans without specific reserves	25,322	—	—	32,583	—	—
Total impaired loans	$26,962	$508	1.9%	$35,137	$1,532	4.4%
The $8.2 million decrease in impaired loans to $27.0 million at September 30, 2015 from $35.1 million at December 31, 2014 was primarily attributable to paydowns of $12.2 million and net charge-offs of $2.6 million, partially offset by the addition of ten impaired loans, consisting of five commercial loans, four commercial real estate - all other loans and one commercial real estate - owner occupied loan. Accruing restructured loans were comprised of a number of loans performing in accordance with modified terms, which included lowering of interest rates, deferral of payments, or modifications to payment terms. Based on an internal analysis, using the current estimated fair values of the collateral or the discounted present values of the future estimated cash flows of the impaired loans, we concluded that, at September 30, 2015, $508 thousand of specific reserves were required on one impaired loan and that all remaining impaired loans were well secured and adequately collateralized with no specific reserves required.
Allowance for Loan and Lease Losses. The ALLL totaled $12.3 million, representing 1.48% of loans outstanding, at September 30, 2015, as compared to $13.8 million, or 1.65% of loans outstanding, at December 31, 2014.
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
On a quarterly basis, we utilize a classification based loan loss migration model as well as review individual loans in determining the adequacy of the ALLL. Our loss migration analysis tracks a certain number of quarters of loan loss history and industry loss factors to determine historical losses by classification category for each loan type, except certain consumer loans

(automobile, mortgage and credit cards), which are analyzed as homogeneous loan pools. These calculated loss factors are then applied to outstanding loan balances. We analyze impaired loans individually.
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
Set forth below is information regarding loan balances and the related ALLL, by portfolio type, for the nine months ended September 30, 2015 and 2014 (excluding mortgage loans held for sale).

(Dollars in thousands)	Commercial	Real Estate	Land Development	Consumer and Single Family Mortgages	Total
ALLL for the nine months ended September 30, 2015:
Balance at beginning of year	$7,670	$5,133	$296	$734	$13,833
Charge offs	(2,643)	—	(85)	(199)	(2,927)
Recoveries	1,364	3	—	6	1,373
Provision	(102)	(571)	(131)	804	—
Balance at end of year	$6,289	$4,565	$80	$1,345	$12,279
Allowance for loan and lease losses as a percentage of average total loans					1.49%
Allowance for loan and lease losses as a percentage of total outstanding loans					1.48%
Ratio of net charge-offs to average loans outstanding (annualized)					0.38%
ALLL for the nine months ended September 30, 2014:
Balance at beginning of year	$5,812	$4,517	$165	$864	$11,358
Charge offs	(303)	—	—	(102)	(405)
Recoveries	559	76	—	82	717
Provision	791	1,075	8	(374)	1,500
Balance at end of year	$6,859	$5,668	$173	$470	$13,170
Allowance for loan and lease losses as a percentage of average total loans					1.67%
Allowance for loan and lease losses as a percentage of total outstanding loans					1.57%
Ratio of net charge-offs to average loans outstanding (annualized)					(0.08)%

The ALLL decreased $891 thousand from September 30, 2014 to September 30, 2015 primarily as a result of the full and partial charge offs of several loans that largely had specific reserves. These charge offs were partially offset by loss recoveries or additional provisions during the same period. The decrease in the provision for loan and lease losses from September 30, 2014 to September 30, 2015 was primarily a result of improving asset quality evidenced by declining delinquencies, lower levels of classified loans and generally positive asset quality trends which more than offset the portfolio growth.
We classify our loan portfolios using asset quality ratings. The credit quality table in Note 5, Loans and Allowance for Loan and Lease Losses above in Item 1, provides a summary of loans by portfolio type and asset quality ratings as of September 30, 2015 and December 31, 2014. Loans totaled approximately $828.6 million at September 30, 2015, a decrease of $9.4 million from $838.0 million at December 31, 2014. The disaggregation of the loan portfolio by risk rating in the credit quality table located in Note 5 reflects the following changes that occurred between December 31, 2014 and September 30, 2015:

•
Loans rated "Pass" totaled $790.5 million, a decrease of $298 thousand from $790.8 million at December 31, 2014. The decrease was primarily attributable to the planned exit of one syndicated loan, downgrades and other paydowns partially offset by new loan growth.

•
Loans rated "Special Mention" totaled $9.7 million, an increase of $2.3 million from $7.4 million at December 31, 2014. The increase was primarily the result of the downgrade of five commercial real estate loans and one commercial loan from "Pass", partially offset by the payoff of one commercial loan and the downgrade to "Substandard" of a related multi-family loan.

•
Loans rated "Substandard" totaled $28.4 million, a decrease of $9.7 million from $38.2 million at December 31, 2014. This decrease was primarily the result of principal payments of $2.6 million, payoffs of $11.4 million, the foreclosure and transfer to OREO of a $280 thousand land development loan and $825 thousand of loans charged off, partially offset by $5.7 million downgraded from "Pass" and "Special Mention".

•
Loans rated "Doubtful" totaled $0, a decrease of $1.6 million from $1.6 million at December 31, 2014. The decrease is attributable to the charge off of one commercial loan of $1.0 million and the write down of $584 thousand on a commercial loan.

Our loss migration analysis currently utilizes a series of twelve staggered 16-quarter migration periods, which was increased during the second quarter of 2015 from four staggered 16-quarter migration periods in order to broaden the loss experience incorporated into the analysis. As a result, for purposes of determining applicable loss factors at September 30, 2015, our migration analysis covered the period from December 1, 2010 to September 30, 2015. We believe this was consistent with and reasonably reflects current economic conditions, portfolio trends and the risks that were inherent in our loan portfolio at September 30, 2015.
The table below sets forth loan delinquencies, by quarter, for the five preceding quarters ended September 30, 2015.

	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014
Loans Delinquent:	(Dollars in thousands)
90 days or more:
Commercial loans	$10,383	$12,132	$—	$—	$303
Commercial real estate	2,579	—	—	2,117	2,117
Residential mortgages	535	763	733	285	244
Land development loans	1,640	1,685	—	364	364
	15,137	14,580	733	2,766	3,028
30-89 days:
Commercial loans	5,346	527	24,143	553	1,079
Commercial real estate	1,255	4,847	891	20	—
Residential mortgages	—	—	181	835	43
Land development loans	—	—	1,717	—	—
Consumer loans	—	—	—	17	—
	6,601	5,374	26,932	1,425	1,122
Total Past Due(1):	$21,738	$19,954	$27,665	$4,191	$4,150

(1)	Past due balances include nonaccrual loans.

As the above table indicates, total past due loans increased by $17.5 million, to $21.7 million at September 30, 2015 from $4.2 million at December 31, 2014. Loans past due 90 days or more increased by $12.4 million, to $15.1 million at September 30, 2015, from $2.8 million at December 31, 2014 attributable to the addition of seven loan relationships for $14.0 million, including one loan relationship of $11.2 million, partially offset by payments received on a $1.9 million loan relationship during the nine months ended September 30, 2015 and the foreclosure and transfer to OREO of a $280 thousand nonaccrual land development loan.
Loans 30-89 days past due increased by $5.2 million to $6.6 million at September 30, 2015 from $1.4 million at December 31, 2014 primarily attributable to two loan relationships totaling $6.5 million, which have returned to current status subsequent to September 30, 2015.
Deposits
Average Balances of and Average Interest Rates Paid on Deposits
Set forth below are the average amounts of, and the average rates paid on, deposits for the nine months ended September 30, 2015 and year ended December 31, 2014:

	Nine Months Ended September 30, 2015		Year Ended December 31, 2014
	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)
Noninterest bearing demand deposits	$230,259	—	$206,295	—
Interest-bearing checking accounts	36,987	0.26%	36,281	0.28%
Money market and savings deposits	294,003	0.57%	170,047	0.34%
Time deposits(1)	314,227	0.89%	431,789	0.96%
Total deposits	$875,476	0.52%	$844,412	0.57%

(1)	Comprised of time certificates of deposit in denominations of less than and more than $100,000.
Deposit Totals
Deposits totaled $927.3 million at September 30, 2015 as compared to $916.3 million at December 31, 2014. The following table provides information regarding the mix of our deposits at September 30, 2015 and December 31, 2014:

	At September 30, 2015		At December 31, 2014
	Amounts	% of Total Deposits	Amounts	% of Total Deposits
	(Dollars in thousands)
Deposits
Noninterest bearing demand deposits	$262,508	28.4%	$237,491	25.9%
Savings and other interest-bearing transaction deposits	366,282	39.5%	318,096	34.7%
Time deposits(1)	298,522	32.2%	360,722	39.4%
Total deposits	$927,312	100.0%	$916,309	100.0%

(1)	Comprised of time certificates of deposit in denominations of less than and more than $100,000.
Certificates of deposit in denominations of $100,000 or more, on which we pay higher rates of interest than on other deposits, aggregated $261.8 million, or 28.2%, of total deposits at September 30, 2015, as compared to $315.0 million, or 34.4%, of total deposits at December 31, 2014.
Set forth below is a maturity schedule of domestic time certificates of deposit outstanding at September 30, 2015 and December 31, 2014:

	September 30, 2015		December 31, 2014
Maturities	Certificates of Deposit Under $ 100,000	Certificates of Deposit $100,000 or more	Certificates of Deposit Under $100,000	Certificates of Deposit $100,000 or more
	(Dollars in thousands)
Three months or less	$6,860	$59,275	$16,841	$118,302
Over three and through six months	14,051	108,791	6,740	29,933
Over six and through twelve months	11,055	68,577	13,707	96,507
Over twelve months	4,717	25,196	8,433	70,259
Total	$36,683	$261,839	$45,721	$315,001

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
Our liquid assets, which included cash and due from banks, federal funds sold, interest earning deposits that we maintain with financial institutions and unpledged securities available for sale (excluding FRBSF and FHLB stock) totaled $220.5 million, which represented 20% of total assets, at September 30, 2015. We believe that our cash and cash equivalent resources, together with available borrowings under our credit facilities, will be sufficient to meet normal operating requirements for at least the next twelve months, including to enable us to meet any increase in deposit withdrawals that might occur in the foreseeable future.
Cash Flow Provided by Operating Activities. During the nine months ended September 30, 2015, operating activities provided net cash of $1.7 million, primarily attributable to our net income of $375 thousand and adjusting for our $1.0 million of stock based compensation expense. During the nine months ended September 30, 2014, operating activities provided net cash of $9.8 million, comprised primarily of $8.7 million provided by our discontinued operations and our net income of $70 thousand.
Cash Flow Provided by (Used in) Investing Activities. During the nine months ended September 30, 2015, investing activities provided cash of $15.4 million, primarily comprised of $6.5 million of cash from maturities of and principal payments on securities available for sale, $2.1 million of cash from principal payments on other investments and $7.6 million provided by paydowns in loans. During the nine months ended September 30, 2014, investing activities used net cash of $28.4 million, primarily attributable to $48.1 million used to fund an increase in loans, partially offset by $7.5 million of cash from maturities and principal payments on securities available for sale and $13.4 million from sale of OREO.
Cash Flow (Used in) Provided by Financing Activities. During the nine months ended September 30, 2015, financing activities used net cash of $17.5 million, consisting primarily of a $29.5 million decrease in borrowings and a $14.0 million net decrease in interest bearing deposits, which resulted primarily from a decision to decrease the rates of interest we pay on our certificates of deposit in order to increase our loan-to-deposit ratio and decrease our cost of funds, partially offset by an increase in our noninterest bearing deposits of $25.0 million. During the nine months ended September 30, 2014, financing activities provided net cash of $77.2 million, consisting primarily of a $99.2 million net increase in interest bearing deposits, which resulted primarily from a decision to increase the rates of interest we pay on our certificates of deposit in order to decrease our loan-to-deposit ratio and increase our liquidity, and an increase in noninterest bearing deposits of $3.0 million, partially offset by a $25.5 million decrease in borrowings.
Ratio of Loans to Deposits. The relationship between gross loans and total deposits can provide a useful measure of a bank’s liquidity. Since repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loan-to-deposit ratio the less liquid are our assets. On the other hand, since we realize greater yields on loans than we do on investments, a lower loan-to-deposit ratio can adversely affect interest income and earnings. As a result, our goal is to achieve a loan-to-deposit ratio that appropriately balances the requirements of liquidity and the need to generate a fair return on our assets. At September 30, 2015 and December 31, 2014, the loan-to-deposit ratio was 89% and 91%, respectively.

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
The following table sets forth the capital and capital ratios of the Company (on a consolidated basis) and the Bank (on a stand-alone basis) at September 30, 2015, as compared to the respective regulatory requirements applicable to them.

			Applicable Federal Regulatory Requirement
			For Capital Adequacy Purposes		To be Categorized As Well Capital
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total Capital to Risk Weighted Assets:
Company	$147,535	17.0%	$69,641	At least 8.0	N/A	N/A
Bank	128,943	14.7%	70,024	At least 8.0	$87,530	At least 10.0
Common Equity Tier 1 Capital to Risk Weighted Assets:
Company	$121,084	13.9%	$39,173	At least 4.5	N/A	N/A
Bank	117,943	13.5%	39,389	At least 4.5	$56,895	At least 6.5
Tier 1 Capital to Risk Weighted Assets:
Company	$136,595	15.7%	$52,231	At least 6.0	N/A	N/A
Bank	117,943	13.5%	52,518	At least 6.0	$70,024	At least 8.0
Tier 1 Capital to Average Assets:
Company	$136,595	12.8%	$42,556	At least 4.0	N/A	N/A
Bank	117,943	11.2%	42,092	At least 4.0	$52,615	At least 5.0
In early July 2013, the Federal Reserve Board and the FDIC issued final rules implementing the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act changes.  The rules revise minimum capital requirements and adjust prompt correct action thresholds.  The final rules revise the regulatory capital elements, add a new common equity Tier 1 capital ratio, increase the minimum Tier 1 capital ratio requirement, and implement a new capital conservation buffer.  The rules also permit certain banking organizations to retain, through a one-time election, the existing treatment for accumulated other comprehensive income.  The final rules took effect for community banks on January 1, 2015, subject to a transition period for certain parts of the rules.  At September 30, 2015 the Bank (on a stand-alone basis) continued to qualify as a well-capitalized institution, and the Company continued to exceed the minimum required capital ratios applicable to it, under the capital adequacy guidelines described above.
The consolidated total capital and Tier 1 capital of the Company at September 30, 2015 includes an aggregate of $17.0 million principal amount of the $17.5 million of 30-year junior subordinated debentures that we issued in 2002 and 2004 (the “Debentures”). See “—Contractual Obligations—Junior Subordinated Debentures” below for additional information. We contributed the net proceeds from the sales of the Debentures to the Bank, thereby providing it with additional cash to fund the growth of its banking operations and, at the same time, to increase its total capital and Tier 1 capital.

Quarterly interest payments on the Debentures require prior approval of the FRBSF. As of September 30, 2015, we were current on all interest payments.
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

Off Balance Sheet Arrangements
Loan Commitments and Standby Letters of Credit. To meet the financing needs of our customers in the normal course of business, we are a party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit and standby letters of credit. At September 30, 2015 and December 31, 2014, we were committed to fund certain loans including letters of credit amounting to approximately $226 million and $148 million, respectively.
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
Contractual Obligations
Borrowings. As of September 30, 2015, we had $10.0 million of outstanding short-term borrowings that we had obtained from the FHLB. The table below sets forth the amounts of, the interest rates we pay on and the maturity dates of these FHLB borrowings. These borrowings had a weighted-average annualized interest rate of 1.02% for the nine months ended September 30, 2015.

Principal Amounts	Interest Rate	Maturity Dates
(Dollars in thousands)
$5,000	1.08%	September 19, 2016
5,000	0.96%	September 30, 2016

At September 30, 2015, $548 million of loans were pledged to secure these FHLB borrowings and to support our unfunded borrowing capacity. At September 30, 2015, we had unused borrowing capacity of $261 million with the FHLB.
The highest amount of borrowings outstanding at any month-end during the three months ended September 30, 2015 was $39.5 million, which consisted of borrowings from the FHLB. By comparison, the highest amount of borrowings outstanding at any month end in 2014 consisted of $70 million of borrowings from the FHLB.
Junior Subordinated Debentures. Pursuant to rulings of the Federal Reserve Board, bank holding companies were permitted to issue long term subordinated debt instruments that, subject to certain conditions, would qualify as and, therefore, augment capital for regulatory purposes. At September 30, 2015, we had outstanding approximately $17.5 million principal amount of Debentures, of which $17.0 million qualified as additional Tier 1 capital for regulatory purposes as of September 30, 2015.
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
These Debentures require quarterly interest payments, which are used to make quarterly distributions required to be paid on the corresponding trust preferred securities. Subject to certain conditions, we have the right, at our discretion, to defer those interest payments, and the corresponding distributions on the trust preferred securities, for up to five years. Exercise of this deferral right does not constitute a default of our obligations to pay the interest on the Debentures or the corresponding distributions that are payable on the trust preferred securities. As of September 30, 2015, we were current on all interest payments.
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
We measure interest rate risk and the effect of changes in market interest rates using a net interest income simulation analysis. The analysis incorporates our balance sheet as of September 30, 2015 and assumptions that reflect the current interest rate environment. The analysis estimates the interest rate impact of a parallel increase in interest rates over a twelve-month horizon.
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
The estimated changes in net interest income for a twelve-month period based on changes in the interest rates applied as of September 30, 2015 were as follows:

Change in Market Interest Rates (basis points)	Amount ($)	Percent (%)
	(in thousands)
+200	$2,877	8.76%
+100	949	2.89%
-100	(112)	(0.34)%

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
The estimated changes in EVE based on interest rates applied as of September 30, 2015 were as follows:

Change in Market Interest Rates (basis points)	Amount ($)	Percent (%)
	(in thousands)
+200	$9,302	7.01%
+100	5,360	4.04%
-100	(2,121)	(1.60)%

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
There have been no significant changes during the nine months ended September 30, 2015 to the items that we disclosed as our critical accounting policies and estimates in Critical Accounting Policies within Management's Discussion and Analysis of Financial Condition and Results of Operations included in our 2014 Form 10-K.

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
As required by SEC rules, an evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness, as of September 30, 2015, of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2015, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 6, 2015.

PACIFIC MERCANTILE BANCORP

By:	/S/ STEVEN K. BUSTER
Steven K. Buster
President and Chief Executive Officer
(Principal Executive Officer)

PACIFIC MERCANTILE BANCORP

By:	/S/ CURT A. CHRISTIANSSEN
Curt A. Christianssen
Chief Financial Officer
(Principal Financial Officer)

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

10.1
Exchange Agreement, dated as of August 28, 2015, by and among Pacific Mercantile Bancorp, SBAV, LP, Carpenter Community BancFund, L.P. and Carpenter Community BancFund-A, L.P. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (No. 000-30777) dated August 28, 2015.

10.2
Registration Rights Agreement, dated as of August 28, 2015, by and among Pacific Mercantile Bancorp, SBAV, LP, Carpenter Community BancFund, L.P. and Carpenter Community BancFund-A, L.P. (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (No. 000-30777) dated August 28, 2015.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

** Furnished herewith.