Form 10-K
period 2015-12-31
PACIFIC MERCANTILE BANCORP
filed 2016-03-14
CIK 1109546

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Securities Exchange Act Rule 12b-2). Yes  ☐    No  ☒
The aggregate market value of voting shares held by non-affiliates of registrant as of the last business day of the registrant's most recently completed second fiscal quarter, which was determined on the basis of the closing price of registrant’s shares of common stock on June 30, 2015, was approximately $96,915,852.
As of March 9, 2016, there were 22,912,299 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Except as otherwise stated therein, Part III of the Form 10-K is incorporated by reference from the Registrant’s Definitive Proxy Statement which is expected to be filed with the Commission on or before April 29, 2016 for its 2016 Annual Meeting of Shareholders.

PACIFIC MERCANTILE BANCORP
ANNUAL REPORT ON FORM 10K
FOR THE YEAR ENDED DECEMBER 31, 2015

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

PART I

ITEM 1.     BUSINESS
Background
Pacific Mercantile Bancorp is a California corporation that owns 100% of the stock of Pacific Mercantile Bank, a California state chartered commercial bank (which, for convenience, will sometimes be referred to in this report as the “Bank”). The capital stock of the Bank is our principal asset and substantially all of our business operations are conducted and substantially all of our assets are owned by the Bank which, as a result, accounts for substantially all of our revenues, expenses and income. As the owner of a commercial bank, Pacific Mercantile Bancorp is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (the “Bank Holding Company Act”), and, as such, our operations are regulated by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board” or the “FRB”) and the Federal Reserve Bank of San Francisco (“FRBSF”) under delegated authority from the FRB. See “Supervision and Regulation” below in this Item 1 of this Report. PM Asset Resolution, Inc. (“PMAR”) is a wholly owned subsidiary of Pacific Mercantile Bancorp, which exists for the purpose of purchasing certain non-performing loans and other real estate from the Bank and thereafter collecting on or disposing of those assets. For ease of reference, we will sometimes use the terms “Company,” “we,” “our,” or “us” in this Report to refer to Pacific Mercantile Bancorp on a consolidated basis and “PM Bancorp,” “Bancorp”or “PMBC” to refer to Pacific Mercantile Bancorp on a “stand-alone” or unconsolidated basis.
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
The Bank's commercial lending solutions include working capital lines of credit and asset based lending, 7(a) and 504 Small Business Administration ("SBA") loans, commercial real estate loans, growth capital loans, equipment financing, letters of credit and corporate credit cards. The Bank's depository and corporate banking services include cash and treasury management solutions, interest-bearing term deposit accounts, checking accounts, automated clearinghouse (“ACH”) payment and wire solutions, fraud protection, remote deposit capture, courier services, and online banking. Additionally, the Bank serves clients operating in the global marketplace through services including letters of credit and import/export financing.
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
Following our transition to a commercial banking model, it has become clear that our current client base is well served through our treasury management tools and rarely makes use of full-service branches. We are exploring opportunities to reduce the size of certain branches and redeploy the cost savings to expand our business development team. As we add more relationship managers, we believe we can better penetrate our core markets and accelerate the growth of our commercial customer base.
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

Deposit Products
Deposits are a bank’s principal source of funds for making loans and acquiring other interest earning assets. Additionally, the interest expense that a bank must incur to attract and maintain deposits has a significant impact on its operating results. A bank’s interest expense, in turn, will be determined in large measure by the types of deposits that it offers to, and is able to attract from, its customers. Generally, banks seek to attract “core deposits” which consist of demand deposits that bear no interest and low cost interest-bearing checking, savings and money market deposits. By comparison, time deposits (also sometimes referred to as “certificates of deposit”), including those in denominations of $100,000 or more, usually bear much higher interest rates and are more interest-rate sensitive and volatile than core deposits. A bank that is not able to attract significant amounts of core deposits must rely on more expensive time deposits or alternative sources of cash, such as Federal Home Loan Bank (“FHLB”) borrowings, to fund interest-earning assets, which means that its costs of funds are likely to be higher and, as a result, its net interest margin is likely to be lower than a bank with a higher proportion of core deposits. See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Results of Operations-Net Interest Income” in Item 7 of this Report.
The following table sets forth information regarding the composition, by type of deposits, maintained by our customers during the year ended and as of December 31, 2015:

	Year-to-Date Average Balance December 31, 2015	Balance at December 31, 2015
	(Dollars in thousands)
Type of Deposit
Noninterest-bearing checking accounts(1)	$237,371	$249,676
Interest-bearing checking accounts	40,916	51,210
Money market and savings deposits	300,088	312,628
Certificates of deposit(2)	308,529	280,326
Totals	$886,904	$893,840

(1)
Excludes noninterest bearing deposits maintained at the Bank by the Company with an annual average balance of $11.0 million for the year ended December 31, 2015 and a balance of $9.5 million at December 31, 2015. Excludes noninterest bearing deposits maintained at the Bank by PMAR with an annual average balance of $5.9 million for the year ended December 31, 2015 and a balance of $4.4 million at December 31, 2015.

(2)
Comprised of time certificates of deposit in varying denominations under and over $100,000. Excludes certificates of deposit maintained by the Company at the Bank with an average balance of $250,000 for the year ended December 31, 2015 and a balance at December 31, 2015 of $250,000. Excludes certificates of deposit maintained by PMAR at the Bank with an average balance of $101,000 for the year ended December 31, 2015 and a balance at December 31, 2015 of $101,000.

Loan Products
We offer our customers a number of different loan products, including commercial loans and credit lines, accounts receivable and inventory financing, SBA guaranteed business loans, and owner-occupied commercial real estate loans. The following table sets forth the types and the amounts of our loans that were outstanding as of December 31, 2015:

	At December 31, 2015
	Amount	Percent of Total
	(Dollars in thousands)
Commercial loans	$347,300	40.3%
Commercial real estate loans – owner occupied	195,554	22.7%
Commercial real estate loans – all other	146,641	17.0%
Residential mortgage loans – multi-family	81,487	9.5%
Residential mortgage loans – single family(1)	52,072	6.0%
Land development loans	10,001	1.2%
Consumer loans	28,663	3.3%
Gross loans	$861,718	100.0%

(1)	These loans originated prior to our exit from the mortgage business and are retained in our loan portfolio as a loan diversification strategy.

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
Business Banking Services
We offer an array of banking and financial services designed to support the needs of our business banking clients. Those services include:

•	Our online business banking portal allows our clients to conduct online transactions and access account information; features include the ability to:

◦	View account balances and activity, including statements

◦	Transfer funds between accounts

◦	Access wires, ACH and bill pay capabilities

◦	View check images

◦	Setup account alerts

◦	Prepare customizable reports and dashboards views

◦	Download activity into Intuit QuickBooks and Quicken

•	Our mobile banking platform allows our clients to conduct transactions and access account information from their mobile device; features include the ability to:

◦	View available balances, transactions and transaction details

◦	Create one time balance transfers

◦	Create bill payments for existing payees

◦	Schedule future dated bill payments

◦	Cancel scheduled bill payments

◦	View recent payments

◦	Approve wires, ACH, and balance transfer transactions

◦	Deposit checks

◦	Find bank locations

•	Collection services such as remote deposit capture services (PMB xPress Deposit), remittance payments (Lockbox), and incoming ACH & wire reporting and notification.

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
These actions with respect to our mortgage banking business in 2012 and 2013 were taken (i) to enable us to redeploy some of our capital resources that were committed to the mortgage business to our core commercial lending business in anticipation of a strengthening of the economy, (ii) to reduce and control our staffing costs and operating expenses, which had grown significantly due primarily to the growth of our wholesale mortgage business, and (iii) to manage and limit the interest rate and other risks inherent in the residential mortgage businesses, including risks posed by the increase in government regulation of the mortgage industry.
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

Internet Security Measures
We maintain electronic and procedural safeguards that comply with federal regulations to guard nonpublic personal information. We regularly assess and update our systems to improve our technology for protecting information. Our security measures include:

•	Transport Layer Security;

•	Digital certificates;

•	Multi-factor authentication;

•	Data loss prevention systems;

•	Anti-virus, anti-malware, and patch management systems;

•	Intrusion detection/prevention systems; and

•	Firewall protection.
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
Both traditional banks and internet banks are vulnerable to these types of fraud. By establishing the security measures described above, we believe we can minimize, to the extent practicable, our vulnerability to the first three types of fraud. To counteract fraud by new customers, employees and service providers, we have established internal procedures and policies designed to ensure that, as in any bank, proper control and supervision is exercised over new customers, employees and service providers. We also maintain insurance to protect us from losses due to fraud committed by employees or through breaches in our cyber security.
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
Impact of Economic Conditions, Government Policies and Legislation on our Business
Government Monetary Policies. Our profitability, like that of most financial institutions, is affected to a significant extent by our net interest income, which is the difference between the interest income we generate on interest-earning assets, such as loans and investment securities, and the interest we pay on deposits and other interest-bearing liabilities, such as borrowings. Our interest income and interest expense, and hence our net interest income, depends to a great extent on prevailing market rates of interest, which are highly sensitive to many factors that are beyond our control, including inflation, recession and unemployment. Moreover, it is often difficult to predict with any assurance how changes in economic conditions of this nature will affect our future financial performance.
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
Pacific Mercantile Bancorp
PM Bancorp is a registered bank holding company subject to regulation under the Bank Holding Company Act. Pursuant to the Bank Holding Company Act, we are subject to supervision and periodic examination by, and are required to file periodic reports with, the Federal Reserve Board. We are also a bank holding company within the meaning of the California Financial Code. As such, we and our subsidiaries are subject to supervision and periodic examination by, and may be required to file reports with, the CDBO.
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
Pacific Mercantile Bank
General. The Bank is subject to primary supervision, periodic examination and regulation by (i) the Federal Reserve Board, which is its primary federal banking regulator, because the Bank is a member of the Federal Reserve System and (ii) the CDBO, because the Bank is a California state chartered bank. The Bank also is subject to certain of the regulations promulgated by the FDIC, because its deposits are insured by the FDIC.
Various requirements and restrictions under the Federal and California banking laws affect the operations of the Bank. These laws and the implementing regulations, which are promulgated by Federal and State regulatory agencies, cover most aspects of a bank’s operations, including the reserves a bank must maintain against deposits and for possible loan losses and other contingencies; the types of deposits it obtains and the interest it is permitted to pay on different types of deposit accounts; the loans and investments that a bank may make; the borrowings that a bank may incur; the number and location of banking offices that a bank may establish; the rate at which it may grow its assets; the acquisition and merger activities of a bank; the amount of dividends that a bank may pay; and the capital requirements that a bank must satisfy, which can determine the extent of supervisory control to which a bank will be subject by its federal and state bank regulators. A more detailed discussion regarding capital requirements that are applicable to us and the Bank is set forth below under the caption “Prompt Corrective Action.”
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
Federal Home Loan Bank System. The Bank is a member of the FHLB of San Francisco. Among other benefits, each FHLB serves as a reserve or central bank for its members within its assigned region and makes available loans or advances to its member banks. Each FHLB is financed primarily from the sale of consolidated obligations of the FHLB system. As an FHLB member, the Bank is required to own a certain amount of capital stock in the FHLB. At December 31, 2015, the Bank was in compliance with the FHLB’s stock ownership requirement. Historically, the FHLB has paid dividends on its capital stock to its members.
FRB Deposit Reserve Requirements. The Federal Reserve Board requires all federally-insured depository institutions to maintain noninterest bearing reserves at specified levels against their transaction accounts. At December 31, 2015, the Bank was in compliance with these requirements.
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
Enforcement. If, as a result of an examination of a federally regulated bank, its primary federal bank regulatory agency were to determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of a bank’s operations had become unsatisfactory or that the bank or its management was in violation of any law or regulation, that agency has the authority to take a number of different remedial actions as it deems appropriate under the circumstances. These actions include the power to enjoin “unsafe or unsound” banking practices; to require that affirmative action be taken to correct any conditions resulting from any violation or practice; to issue an administrative order that can be judicially enforced; to require the bank to increase its capital; to restrict the bank’s growth; to assess civil monetary penalties against the bank or its officers or directors; to remove officers and directors of the bank; and, if the federal agency concludes that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate a bank’s deposit insurance, which in the case of a California chartered bank would result in revocation of its charter and require it to cease its banking operations. Additionally, under California law the CDBO has many of the same remedial powers with respect to the Bank, because it is a California state chartered bank.
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
Basel III Capital Rules. As of January 1, 2015, the Basel III Capital Rules establishing a new comprehensive capital framework for U.S. banking organizations took effect. The rules implement the Basel Committee’s December 2010 framework known as “Basel III” for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act. The Basel III Capital Rules substantially revise the risk-based capital requirements applicable to bank holding companies and depository institutions, including the Company and the Bank, compared to the current U.S. risk-based capital rules. The Basel III Capital Rules define the components of capital and address other issues affecting the numerator in banking institutions’ regulatory capital ratios. The Basel III Capital Rules also address risk weights and other issues affecting the denominator in banking institutions’ regulatory capital ratios and replace the existing risk-weighting approach, which was derived from the Basel I capital accords of the Basel Committee, with a more risk-sensitive approach based, in part, on the standardized approach in the Basel Committee’s 2004 “Basel II” capital accords. The Basel III Capital Rules also implement the requirements of Section 939A of the Dodd-Frank Act to remove references to credit ratings from the federal banking agencies’ rules. The Basel III Capital Rules were effective for the Company and the Bank on January 1, 2015 (subject to a phase-in period).
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
Under the Basel III Capital Rules, the initial minimum capital ratios (including the applicable increment of the capital conservation buffer) as of January 1, 2016 were as follows:

•	6.625% Tier 1 capital to risk-weighted assets.

•	8.625% Total capital to risk-weighted assets.

•	4.0% Tier 1 capital to average assets.
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
The following table sets forth, as of December 31, 2015, the regulatory capital ratios of the Company (on a consolidated basis) and the Bank (on a stand-alone basis) and compares those capital ratios to the federally established capital requirements that must be met for a bank holding company or a bank to be deemed “adequately capitalized” or “well capitalized” under the prompt corrective action regulations that are described above:

			Applicable Federal Regulatory Requirement
At December 31, 2015	Actual Capital		For Capital Adequacy Purposes		To be Categorized As Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total Capital to Risk Weighted Assets:
Company	$154,884	16.8%	$73,871	At least 8.0	N/A	N/A
Bank	136,457	15.0%	72,672	At least 8.0	$90,841	At least 10.0
Common Equity Tier 1 Capital to Risk Weighted Assets:
Company	131,188	14.2%	41,552	At least 4.5	N/A	N/A
Bank	125,018	13.8%	40,878	At least 4.5	59,046	At least 6.5
Tier 1 Capital to Risk Weighted Assets:
Company	$143,260	15.5%	$55,403	At least 6.0	N/A	N/A
Bank	125,018	13.8%	54,504	At least 6.0	$72,672	At least 8.0
Tier 1 Capital to Average Assets:
Company	$143,260	13.3%	$42,984	At least 4.0	N/A	N/A
Bank	125,018	11.8%	42,319	At least 4.0	$52,899	At least 5.0
At December 31, 2015 the Bank (on a stand-alone basis) continued to qualify as a well-capitalized institution, and the Company continued to exceed the minimum required capital ratios applicable to it, under the capital adequacy guidelines described above.

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
Additionally, all FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation (“FICO”), an agency of the Federal government established to recapitalize the predecessor to the DIF. The FICO assessment rates, which are determined quarterly, averaged 0.0060% of insured deposits in fiscal 2015. These assessments will continue until the FICO bonds mature in 2017 through 2019.
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
Of particular relevance to banks and other federally insured depository institutions are the USA Patriot Act’s sweeping anti-money laundering and financial transparency provisions and various related implementing regulations that:

•	establish due diligence requirements for financial institutions that administer, maintain, or manage private bank accounts and foreign correspondent accounts;

•	prohibit U.S. institutions from providing correspondent accounts to foreign shell banks;

•	establish standards for verifying customer identification at account opening; and

•	set rules to promote cooperation among financial institutions, regulatory agencies and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

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

Employees
As of December 31, 2015, we employed 156 persons on a full-time equivalent basis and 4 persons on a part-time basis for a total of 160 persons. None of our employees are covered by a collective bargaining agreement. We believe relations with our employees are good.
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
Our business, earnings and profitability are affected by the financial markets and economic conditions in the United States generally and, more specifically, in Southern California where a substantial portion of our business is generated, including factors such as the level and volatility of short-term and long-term interest rates, inflation, home prices, unemployment and under-employment levels, bankruptcies, household income, consumer spending, fluctuations in both debt and equity capital markets, liquidity of the global financial markets, the availability and cost of capital and credit, investor sentiment and confidence in the financial markets and the sustainability of economic growth both in the United States and globally. The deterioration of any of these conditions could adversely affect the financial performance and/or condition of our borrowers, the demand for credit and other banking products, the ability of borrowers to pay interest on and repay principal on outstanding loans and the value of collateral securing those loans, which could lead to decreased loan utilization rates, increased delinquencies and defaults and changes to our customers’ ability to meet certain credit obligations. If any of these events occur, we could experience one or more of the following adverse effects on our business:

•	a decline in the demand for loans, which would cause a decline in interest income and our net interest margin;

•	a decline in the value of our loans or other assets secured by residential or commercial real estate or by trading assets of our borrowers;

•	a decrease in deposit balances due to overall reductions in the accounts of customers, which would adversely impact our liquidity position;

•	an impairment of our investment securities and other real estate owned (“OREO”); and

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
Loan defaults and the incurrence of losses on the loans we make are an inherent risk of the banking business. That risk previously had been exacerbated by the significant slowdown in the housing markets and significant increases in real estate loan foreclosures in Los Angeles, Orange, Riverside, San Bernardino and San Diego counties of California where most of our customers are based. This slowdown was attributable to declining real estate prices, excess inventories of unsold homes, high vacancy rates at commercial properties and increases in unemployment and a resulting loss of confidence about the future among businesses and consumers that had combined to adversely affect business and consumer spending. These conditions led to increases in our non-performing assets in prior periods, which required us to record loan charge-offs and write-downs in the carrying values of real properties that we acquired by or in lieu of foreclosure and caused us to incur losses in those periods. While conditions in the housing markets have improved, including increased real estate prices, lower vacancy rates at commercial properties and continued

improvement in unemployment, further weakness in economic conditions could result in additional loan charge-offs and asset write-downs that would require us to increase the provisions we make for loan losses and losses on real estate owned that would have a material adverse effect on our future operating results, financial condition and capital.
A portion of our loan portfolio is secured by real estate, and events that negatively impact the real estate market could adversely affect asset quality and profitability for our loans secured by real property.
Many of the loans in our portfolio are secured by real estate. For instance, the majority of our commercial real estate loans, which represented 39.7% of our total loans outstanding as of December 31, 2015, are secured by first trust deeds on nonresidential real property. Payments on these loans depend to a large degree on the rental income stream from the properties and the global cash flows of the borrowers. A downturn in the economy, generally, or in the real estate market where the collateral for a real estate loan is located specifically, could negatively affect the borrower's ability to repay the loan and the value of the collateral securing the loan, which, in turn, could have an adverse effect on our profitability and asset quality. In addition, unexpected decreases in commercial real estate prices coupled with slow economic growth and elevated levels of unemployment could drive losses beyond that provided for in our allowance for loan and lease losses (“ALLL”), which could adversely affect our operating results and financial condition.
We may be required to increase our ALLL which would adversely affect our financial performance in the future.
On a quarterly basis we evaluate and conduct an analysis to determine the probable and estimable losses inherent in our loan portfolio. However, this evaluation requires us to make a number of estimates and judgments regarding the financial condition of a significant number of our borrowers, the fair value of the properties collateralizing our outstanding loans and economic trends that could affect the ability of borrowers to meet their payment obligations to us. Based on those estimates and judgments, we make determinations, which are necessarily subjective, with respect to (i) the adequacy of our ALLL to provide for write-downs in the carrying values and charge-offs of loans that may be required in the future and (ii) the need to increase the ALLL by means of a charge to income (commonly referred to as the provision for loan and lease losses). If, due to circumstances outside of our control, those estimates or judgments prove to have been incorrect or the Bank’s regulators come to a different conclusion regarding the adequacy of the Bank’s ALLL, we would have to increase the provisions we make for loan losses, which would reduce our income or could cause us to incur operating losses in the future.
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
We face intense competition from other banks, financial institutions and non-banking institutions that could hurt our business.
We conduct our business operations in Southern California, where the banking business is highly competitive and is dominated by large multi-state and in-state banks with operations and offices covering wide geographic areas. We also compete with other financial service businesses, mutual fund companies, and securities brokerage and investment banking firms that offer competitive banking and financial products and services, including online and mobile banking services, as well as products and services that we do not offer. The larger banks and many of those other financial institutions have greater financial and other resources that enable them to conduct extensive advertising campaigns and to shift resources to regions or activities of greater potential profitability. They also have substantially more capital and higher lending limits than we do, which enable them to attract larger customers and offer financial products and services that we are unable to offer, putting us at a disadvantage in competing with them for loans and deposits. In addition, technology and other changes are allowing parties to complete financial transactions, which historically have involved banks, through alternative methods. For example, consumers can now maintain funds that would have historically been held as bank deposits in brokerage accounts or mutual funds. Consumers can also complete transactions such as paying bills and/or transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries could result in the loss of fee income, as well as the loss of customer deposits. Increased competition may prevent us (i) from achieving increases, or could even result in decreases, in our loan volume or deposit balances, or (ii) from increasing interest rates on the loans we make or reducing the interest rates we pay to attract or retain deposits, either or both of which could cause a decline in our interest income or an increase in our interest expense and, therefore, lead to reductions in our net interest income and earnings.

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
For the past several years, the banking industry has operated in an extremely low interest rate environment relative to historical averages, and the Federal Reserve has pursued highly accommodative monetary policies (including a very low Federal funds rate and substantial purchases of long-term U.S. Treasury and agency securities) in an effort to facilitate growth in the U.S. economy and a reduction in levels of unemployment. This environment has placed downward pressure on the net interest margin of U.S. banks, including the Bank. Despite the fact that interest rates are relatively low, loan demand has been relatively weak due largely to the financial difficulties encountered by prospective borrowers as a result of the economic recession and the weakness of the economic recovery, the unwillingness of businesses and consumers to borrow due to uncertainties and a lack of confidence about future economic conditions and generally tightened loan underwriting standards by us, as well as other banks and lending institutions, in response to these conditions. As a result, it has become more difficult to predict the impact that changes in interest rates will have on interest rate spreads and on the future financial performance of banks, including our Bank, which has added to the volatility of and adversely affected the stock prices of many banking institutions, including our own. It is not possible to predict how long these conditions will continue to affect us.
We have adopted an interest rate risk management strategy for the purpose of protecting us against interest rate changes. Developing an effective interest rate risk management strategy, however, is complex and no risk management strategy can completely insulate us from risks associated with interest rate changes.
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
On July 21, 2010, the President signed the Dodd-Frank Act into law. The Dodd-Frank Act represents a comprehensive overhaul of the financial services industry within the United States, established the Consumer Financial Protection Bureau (the “CFPB”) and requires the CFPB and other federal agencies to implement many new and significant rules and regulations. Certain provisions of the Dodd-Frank Act were made effective immediately. However, much of the Dodd-Frank Act is subject to further rulemaking and/or studies. As a result, the enactment of the Dodd-Frank Act poses uncertainties for our business and has increased, and is likely to continue to increase, our costs of doing business. However, due to uncertainties concerning the timing and extent of future rulemaking, it is difficult to assess the extent to which the Dodd-Frank Act, or the resulting rules and regulations, will further impact our business and financial performance. Compliance with these new laws and regulations will result in additional costs, which could be significant, and may have a material and adverse effect on our results of operations. In addition, the Dodd-Frank Act permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level. We cannot predict whether California state agencies will adopt consumer protection laws and standards that are more stringent than those adopted at the federal level or, if any are adopted, what impact they may have on us, our business or our results of operations.
Potential changes in U.S. accounting standards may adversely affect our financial statements.
We prepare our financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”). From time to time we are required to adopt new or revised accounting standards issued by recognized authoritative bodies, including the Financial Accounting Standards Board. It is possible that future accounting standards that we are required to adopt could change the current accounting treatment that we apply to our consolidated statements and that such changes could have a materially adverse effect on our results of operations and financial condition. For information regarding new accounting pronouncements and the impact, if any, on our financial position or results of operations, see Note 2 to the Notes to the consolidated financial statement in this Report.
Premiums for federal deposit insurance have increased and may increase even more.
The Dodd-Frank Act broadens the base for FDIC insurance assessments. The FDIC insures deposits at FDIC-insured financial institutions, including the Bank. The FDIC charges insured financial institutions premiums to maintain the DIF at a specific level. In addition, the Dodd-Frank Act increased the minimum target DIF ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits and the FDIC must seek to achieve the 1.35% ratio by September 30, 2020. The FDIC has issued regulations to implement these provisions of the Dodd-Frank Act. It has, in addition, established a higher reserve ratio of 2% as a long-term goal beyond what is required by statute, although there is no implementation deadline for the 2% ratio. The FDIC may increase the assessment rates or impose additional special assessments in the future to keep the DIF at the statutory target level. The Bank’s FDIC insurance premiums increased substantially beginning in 2009, and have returned to more normal levels with the improved condition of the Bank. Any increase in our FDIC premiums could have a materially adverse effect on the Bank’s financial condition and results of operations.
The loss of key personnel could hurt our financial performance.
Our success depends to a great extent on the continued availability of our existing management and, in particular, on Thomas M. Vertin our President and Chief Executive Officer. In addition to their skills and experience as bankers, our executive officers provide us with extensive community ties upon which our competitive strategy is partially based. As a result, the loss of the services of any of these officers could harm our ability to implement our business strategy or our future operating results.
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
If borrowers are unable to meet their loan repayment obligations, we will initiate foreclosure proceedings with respect to and may take actions to acquire title to the personal and real property that collateralized their loans. As an owner of such properties, we could become subject to environmental liabilities and incur substantial costs for any property damage, personal injury, investigation and clean-up that may be required due to any environmental contamination that may be found to exist at any of those properties, even though we did not engage in the activities that led to such contamination. In addition, if we are the owner or former owner of a contaminated site, we may be subject to common law claims by third parties seeking damages for environmental contamination emanating from the site. If we were to become subject to significant environmental liabilities or costs, our business, financial condition, results of operations and prospects could be adversely affected.
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
As a bank holding company that conducts substantially all of our operations through our subsidiary, the Bank, our ability to pay dividends, repurchase shares of our common stock or to repay our indebtedness depends upon liquid assets held by the holding company and the results of operations of our subsidiaries.
We are a separate and distinct legal entity from our subsidiaries and we receive substantially all of our revenue from dividends paid from the Bank. There are legal limitations on the extent to which the Bank may extend credit, pay dividends or otherwise supply funds to, or engage in transactions with, us. Our inability to receive dividends from the Bank could adversely affect our business, financial condition, results of operations and prospects.
Various statutory provisions restrict the amount of dividends the Bank can pay to us without regulatory approval. The Bank may not pay cash dividends if that payment could reduce the amount of its capital below that necessary to meet the “adequately capitalized” level in accordance with regulatory capital requirements. It is also possible that, depending upon the financial condition of the Bank and other factors, regulatory authorities could conclude that payment of dividends or other payments, including payments to us, is an unsafe or unsound practice and impose restrictions on or prohibit such payments. The FRB has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the FRB’s view that a bank holding company should pay cash dividends only to the extent that its net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the holding company’s capital needs, asset quality and overall financial condition.
Our principal shareholders and management own a significant percentage of our voting shares and are able to exercise significant influence over our business and have the power to block transactions that could benefit our other shareholders.
As of December 31, 2015, Carpenter Community Bancfund, L.P. and Carpenter Community Bancfund-A, L.P. (collectively, the “Carpenter Funds”) own a total of approximately 32.5% of our outstanding shares of voting stock and together constitute our largest shareholder. Further, pursuant to an agreement we have entered into with the Carpenter Funds, three individuals designated by the Carpenter Funds have been appointed to serve on the respective Boards of Directors of both the Company and the Bank. As a result, the Carpenter Funds have the ability to significantly influence the outcome of matters requiring approval of our Board of Directors and matters requiring the approval of our shareholders. Consequently, the Carpenter Funds have significant influence over our operations and outcome of shareholder votes on the approval of mergers and acquisitions or changes in corporate control which, among other things, could (i) discourage potential acquirers from attempting to acquire the Company, thereby impeding or preventing the consummation of acquisition or change of control transactions in which our shareholders might otherwise receive a premium for their shares, and (ii) make it more difficult for us to sell additional shares at prices in excess of those paid by the Carpenter Funds for their shares of common stock, even if our financial performance significantly improves.
If we sell additional shares of our common stock in the future, our shareholders could suffer significant dilution in their share ownership and voting power.
Subject to market conditions and other factors, we may determine from time to time to issue additional shares of our common stock or pursue other equity financings to meet capital requirements or support the growth of our business. Further issuance of any shares of our common stock and/or preferred stock would dilute the ownership interests of any holders of our common stock at the time of such issuance. In addition, we have issued, and may continue to issue, stock options, warrants, or other stock grants under our equity incentive plan. It is probable that options will be exercised during their respective terms if the stock price exceeds the exercise price of the particular option. If the options are exercised, share ownership will be diluted.
Certain banking laws and provisions of our articles of incorporation could discourage a third party from making a takeover offer that may be beneficial to our shareholders.
Provisions of federal banking laws, including regulatory approval requirements, could make it difficult for a third party to acquire us, even if doing so would be perceived to be beneficial to our shareholders. Acquisition of 10% or more of any class of voting stock of a bank holding company or depository institution, including shares of our common stock, generally creates a rebuttable presumption that the acquirer “controls” the bank holding company or depository institution. Also, a bank holding company must obtain the prior approval of the FRB before, among other things, acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank, including us.
Additionally, our Board of Directors has the power, under our articles of incorporation, to create and authorize the sale of one or more new series of preferred stock without having to obtain shareholder approval for such action. As a result, the Board could authorize the issuance of and issue shares of a new series of preferred stock to implement a shareholders rights plan (often referred to as a “poison pill”) or could sell and issue preferred shares with special voting rights or conversion rights that could deter or delay attempts by our shareholders to remove or replace management, and attempts of third parties to engage in proxy contests and effectuate changes in control of us.

ITEM 1B.     UNRESOLVED STAFF COMMENTS
None.

ITEM 2.     PROPERTIES
We lease office space in various cities throughout Southern California, including Costa Mesa, Newport Beach, San Juan Capistrano, Beverly Hills, La Jolla, La Habra and Ontario. We believe our leased facilities are adequate for us to conduct our business.

ITEM 3.     LEGAL PROCEEDINGS
We are subject to legal actions that arise from time to time in the ordinary course of our business. Currently, neither we nor any of our subsidiaries is a party to, and none of our or our subsidiaries' property is the subject of, any material legal proceeding.

ITEM 4.     MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Trading Market for the Company’s Shares
Our common stock is traded on the NASDAQ Global Select Market under the symbol “PMBC.” The following table presents the high and low sales prices of our common stock, as reported on the NASDAQ Global Select Market, for each of the calendar quarters indicated below:

	High	Low
Year Ended December 31, 2015
First Quarter	$7.25	$6.83
Second Quarter	$7.94	$6.16
Third Quarter	$7.77	$6.41
Fourth Quarter	$7.22	$6.48
Year Ended December 31, 2014
First Quarter	$6.65	$6.00
Second Quarter	$6.82	$6.16
Third Quarter	$7.20	$6.59
Fourth Quarter	$7.25	$5.48
The high and low per share sale prices of our common stock on the NASDAQ Global Select Market on March 9, 2016, were $7.09 and $6.88 per share, respectively and, as of that same date, there were approximately 95 holders of record of our common stock.
Recent Sales of Unregistered Securities and Use of Proceeds
None.
Stock Performance Graph
The following graph compares the percentage change in our cumulative total shareholder return on our common stock, in each of the years in the five year period ended December 31, 2015, with the cumulative total return of: (i) the Russell 2000 Index, which measures the performance of the smallest 2,000 members, by market capitalization, of the Russell 3,000 Index, and (ii) an index published by SNL Securities L.C. (“SNL”) and known as the SNL Western Bank Index, which is comprised of 48 banks and bank holding companies (including the Company), the shares of which are listed on NASDAQ or the New York Stock Exchange and most of which are based in California and the remainder of which are based in six other western states.
The stock performance graph assumes that $100 was invested in Company common stock at the close of market on December 31, 2010, and, at that same date, in the Russell 2000 Index and the SNL Western Bank Index and that any dividends paid in the indicated periods were reinvested. Shareholder returns shown in the stock performance graph are not necessarily indicative of future stock price performance.

(1)	The source of the above graph and chart is SNL.

	Period Ending
Index	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15
Pacific Mercantile Bancorp	100.00	87.87	169.54	167.65	189.76	192.18
Russell 2000 Index	100.00	95.82	111.49	154.78	162.35	155.18
SNL Western Bank Index	100.00	90.34	114.01	160.41	192.51	199.46
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

ITEM 6.     SELECTED FINANCIAL DATA
The selected statement of operations data for the fiscal years ended December 31, 2015, 2014 and 2013, the selected balance sheet data as of December 31, 2015 and 2014, and the selected financial ratios (other than book value per share), that follow below were derived from our audited consolidated financial statements included in Item 8 of this Report and should be read in conjunction with those audited consolidated financial statements, together with the notes thereto, and with Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7 of this Report. The selected statement of operations data for the years ended December 31, 2012 and 2011, the selected balance sheet data as of December 31, 2013, 2012 and 2011, and the selected financial ratios (other than book value per share) for the periods prior to January 1, 2013 are derived from audited consolidated financial statements that are not included in this Report. The data for the previous years has been adjusted to reflect discontinued operations.

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands except per share data)
Selected Statement of Operations Data:
Total interest income	$38,797	$38,290	$35,651	$38,426	$43,107
Total interest expense	5,269	5,829	5,317	8,049	11,058
Net interest income	33,528	32,461	30,334	30,377	32,049
Provision for loan and lease losses	—	1,500	4,505	1,950	(833)
Net interest income after provision for loan and lease losses	33,528	30,961	25,829	28,427	32,882
Total noninterest income	2,686	4,370	1,193	3,762	1,946
Total noninterest expense	35,324	36,808	36,346	36,470	29,536
Income (loss) from continuing operations before income taxes	890	(1,477)	(9,324)	(4,281)	5,292
Income tax (benefit) provision	(11,551)	(608)	5,610	(6,920)	(6,425)
Net income (loss) from continuing operations	$12,441	$(869)	$(14,934)	$2,639	$11,717
Net income (loss) from discontinued operations	—	1,226	(7,282)	7,015	(85)
Accumulated declared dividends on preferred stock	—	(547)	(538)	(941)	—
Accumulated undeclared dividends on preferred stock	—	(616)	(544)	(17)	(440)
Dividends on preferred stock	(927)	—	—	—	—
Inducements for exchange of the preferred stock	(512)	—	—	—	—
Net income (loss) allocable to common shareholders	$11,002	$(806)	$(23,298)	$8,696	$11,192
Per share data-basic:
Net income (loss) from continuing operations	$0.54	$(0.11)	$(0.88)	$0.11	$0.99
Net income (loss) allocable to common shareholders	$0.54	$(0.04)	$(1.28)	$0.57	$0.99
Per share data-diluted:
Net income (loss) from continuing operations	$0.53	$(0.11)	$(0.88)	$0.15	$0.99
Net income (loss) allocable to common shareholders	$0.53	$(0.04)	$(1.28)	$0.55	$0.98
Weighted average shares outstanding
Basic	20,516,575	19,230,913	18,240,891	15,386,106	11,361,389
Diluted	20,675,279	19,230,913	18,240,891	17,674,974	11,371,524
Dividends per share	—	—	—	—	—

	December 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands except for per share information)
Selected Balance Sheet Data:
Cash and cash equivalents(1)	$113,921	$177,135	$106,940	$128,208	$96,467
Total loans, net	849,733	824,197	765,426	719,257	641,962
Total assets	1,062,389	1,099,610	996,583	1,053,941	1,024,552
Total deposits	893,840	916,309	780,225	845,395	862,047
Junior subordinated debentures	17,527	17,527	17,527	17,527	17,527
Total shareholders’ equity	133,916	119,281	115,158	122,876	86,625
Book value per share	$5.87	$5.53	$5.47	$6.75	$6.26

(1)	Cash and cash equivalents include cash and due from banks and federal funds sold.

	For the Year Ended December 31,
	2015	2014	2013	2012	2011
	(unaudited)
Selected Financial Ratios:
Return on average assets	1.17%	(0.08)%	(1.59)%	0.27%	1.19%
Return on average equity	10.23%	(0.74)%	(11.47)%	2.55%	16.63%
Ratio of average equity to average assets	11.48%	11.30%	13.82%	10.77%	7.16%

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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
As of December 31, 2015, our total assets, net loans and total deposits were $1.1 billion, $850 million and $894 million, respectively.
The Bank, which is headquartered in Orange County, California, approximately 40 miles south of Los Angeles, conducts a commercial banking business in Orange, Los Angeles, San Bernardino and San Diego counties in Southern California. The Bank is also a member of the Federal Reserve System and its deposits are insured, to the maximum extent permitted by law, by the Federal Deposit Insurance Corporation (the “FDIC”). For the years ended December 31, 2015, 2014 and 2013, we operated as one reportable segment, Commercial Banking, and one non-reportable segment, Discontinued Operations.
Unless the context otherwise requires, the “Company,” “we,” “our,” “ours,” and “us” refer to Pacific Mercantile Bancorp and its consolidated subsidiaries.

Current Developments
During the first quarter of 2015, the Company made the strategic decision to discontinue its business of funding broker-originated Small Business Administration (“SBA”) loans. The Bank employed a group that was originally hired in May 2012 which focused on originating loans through the SBA 504 and 7(a) lending programs (“SBA Group”). The SBA Group sourced loans through broker relationships, which generally did not result in the Bank having the borrower's full banking relationship. We concluded that the transactional nature of the business model in the SBA Group was not in line with our strategy of transitioning to a relationship-oriented commercial banking model. As a result of this decision, during the first quarter of 2015, we terminated the 15 employees within the SBA Group and we incurred total personnel expense including severance pay of $611 thousand, which is recorded within noninterest expense for the year ended December 31, 2015 and will be nonrecurring. We do not expect any additional expenses to be incurred as a result of this decision. The Bank continues to be in good standing with the SBA as a Preferred Lender and we will continue to originate SBA 504 and 7(a) loans through our core relationship banking strategy. We intend to sell the guaranteed portion of the 7(a) loans in the secondary market from time to time.
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
Results of Operations
Discontinued Operations
In connection with our exit from the mortgage banking business in 2013, the revenues and expenses of our mortgage banking division have been classified as discontinued operations for all periods presented. As a result, all comparisons below reflect results from continuing operations. Income from discontinued operations was zero for the year ended December 31, 2015, while our income from discontinued operations was $1.2 million for the year ended December 31, 2014. We had no income from discontinued operations during the year ended December 31, 2015 as a result of the final wind down of the mortgage banking division during 2014. During the year ended December 31, 2014, we recorded a gain in the amount of $558 thousand on the sale of the mortgage servicing rights that we sold in April 2014, which is included in income from discontinued operations in the consolidated statements of operations. This compares to a loss of $7.3 million for the year ended December 31, 2013 from the mortgage banking operations as a result of the decision to discontinue the mortgage banking business.
Operating Results for the Years Ended December 31, 2015, 2014, and 2013
Our operating results for the year ended December 31, 2015, compared to December 31, 2014, and for the year ended December 31, 2014, compared to December 31, 2013, were as follows:

	Year Ended December 31,
	2015	2014	2013	2015 vs. 2014 % Change	2014 vs. 2013 % Change
	(Dollars in thousands)
Interest income	38,797	38,290	35,651	1.3%	7.4%
Interest expense	5,269	5,829	5,317	(9.6)%	9.6%
Provision for loan and lease losses	—	1,500	4,505	(100.0)%	(66.7)%
Non-interest income	2,686	4,370	1,193	(38.5)%	266.3%
Non-interest expense	35,324	36,808	36,346	(4.0)%	1.3%
Income tax (benefit) provision	(11,551)	(608)	5,610	1,799.8%	(110.8)%
Net income (loss) from continuing operations	12,441	(869)	(14,934)	(1,531.6)%	(94.2)%
Net income (loss) from discontinued operations	—	1,226	(7,282)	(100.0)%	(116.8)%
Net income (loss) allocable to common shareholders	11,002	(806)	(23,298)	(1,465.0)%	(96.5)%
Interest Income
2015 vs. 2014.
Total interest income increased 1.3% to $38.8 million for the year ended December 31, 2015 from $38.3 million for the year ended December 31, 2014. This increase is primarily due to an increase in interest income on loans during the year ended December 31, 2015 compared to the prior year due to an increase in average loan balances, partially offset by a decline in the average yield on loans. During the year ended December 31, 2015 and 2014, interest income on loans was $36.7 million and $36.3 million, respectively, yielding 4.43% and 4.54% on average loan balances of $827.9 million and $799.9 million, respectively. The increase in the average loan balances is attributable to an increase in loan demand. The decrease in loan yield is primarily attributable to the actions of the Board of Governors of the Federal Reserve System (“Federal Reserve Board”) to keep short-term interest rates low. The average yield on interest-earning assets was 3.76% for the year ended December 31, 2015 compared to 3.81% for the year ended December 31, 2014.
During the year ended December 31, 2015 and 2014, interest income from our securities available-for-sale and stock, was $1.7 million and $1.6 million, yielding 2.63% and 2.27% on average balances of $65.0 million and $71.2 million, respectively. The investment yield increase is primarily due to our receipt of a cash dividend paid on our FHLB stock during the year ended December 31, 2015. The average securities balances decreased as a result of maturities of, and payments on, securities which we did not fully replace due to liquidity needs. Interest income from our short-term investments, including our federal funds sold and interest-bearing deposits, was $370 thousand and $333 thousand for the year ended December 31, 2015 and 2014, respectively, yielding 0.27% and 0.25% on average balances of $139.3 million and $134.6 million, respectively. The increase in interest income from our short-term investments was primarily attributable to an increase in the average yield during the year ended December 31, 2015 as compared to the year ended December 31, 2014, as well as an increase in the average investment balances for the same period. The increase in the average yield is attributable to the Federal Reserve Board raising interest rates by 25 basis points in the fourth quarter of 2015. As a result, total interest income on investments increased for the year ended December 31, 2015.
2014 vs. 2013.
Total interest income increased 7.4% to $38.3 million for the year ended December 31, 2014 from $35.7 million for the year ended December 31, 2013. This increase is primarily due to an increase in interest income on loans during the year ended December 31, 2014 compared to the prior year due to an increase in average loan balances, partially offset by a decline in the average yield on loans. During the year ended December 31, 2014 and 2013, interest income on loans was $36.3 million and $33.8 million, respectively, yielding 4.54% and 4.74% on average loan balances of $799.9 million and $713.9 million, respectively. The increase in the average loan balances is attributable to an increase in loan demand. The decrease in loan yield is primarily attributable to the actions of the Federal Reserve Board to keep short-term interest rates low. The average yield on interest-earning assets was 3.81% for the year ended December 31, 2014 compared to 4.01% for the year ended December 31, 2013.
During the year ended December 31, 2014 and 2013, interest income from our securities available-for-sale and stock, was $1.6 million and $1.6 million, respectively, yielding 2.27% and 1.96% on average balances of $71.2 million and $81.5 million, respectively. The average securities balances decreased as a result of maturities of, and payments on, securities which we did not fully replace due to liquidity needs. The investment yield increase is primarily due to lower premium amortization attributable to slower projected prepayment speeds on our securities available-for-sale, returning our prepayment speed to a more historically normal level as compared to the accelerated prepayment speed seen in the prior year. Interest income from our short-term investments, including our federal funds sold and interest-bearing deposits, was $333 thousand and $233 thousand for the years ended December 31, 2014 and 2013, respectively, yielding 0.25% in each year on average balances of $134.6 million and $93.1 million, respectively. The increase in interest income from our short-term investments was primarily attributable to an increase in the average investment balances during the year ended December 31, 2014 as compared to the year ended December 31, 2013. As a result, total interest income on investments increased for the year ended December 31, 2014.
Interest Expense
2015 vs. 2014.
Total interest expense decreased 9.6% to $5.3 million for the year ended December 31, 2015 from $5.8 million for the year ended December 31, 2014. The decrease was primarily due to a decrease in the cost of funds of our interest-bearing liabilities to 0.76% at December 31, 2015 from 0.82% at December 31, 2014, which consisted of deposits, borrowings and junior subordinated debentures. The decrease in interest expense was primarily the result of a decrease in the volume of certificates of deposit. Interest expense on our certificates of deposit for the years ended December 31, 2015 and 2014 was $2.8 million and $4.1 million, respectively, with a cost of funds of 0.90% and 0.96% on average balances of $308.5 million and $431.8 million, respectively. The decrease in our interest expense was partially offset by an increase in the volume of and rates of interest paid on our savings and money market accounts.
2014 vs. 2013.
Total interest expense increased 9.6% to $5.8 million for the year ended December 31, 2014 from $5.3 million for the year ended December 31, 2013. The increase was primarily due to an increase in average interest-bearing liabilities to $707.7 million at December 31, 2014 from $616.4 million at December 31, 2013, with a cost of funds of 0.82% and 0.86%, respectively, which consisted of deposits, borrowings and junior subordinated debentures. The increase in interest expense was partially offset by a decrease in the rates of interest paid on certificates of deposit. Interest expense on our certificates of deposit for the years ended December 31, 2014 and 2013 was $4.1 million and $3.8 million, respectively, with a cost of funds of 0.96% and 1.06%, on average balances of $431.8 million and $354.7 million, respectively.
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
The following tables set forth information regarding our average balance sheet, yields on interest earning assets, interest expense on interest-bearing liabilities, the interest rate spread and the interest rate margin for the years ended December 31, 2015, 2014 and 2013. Average balances are calculated based on average daily balances.

	Year Ended December 31,
	2015			2014			2013
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest earning assets
Short-term investments(1)	$139,341	$370	0.27%	$134,641	$333	0.25%	$93,147	$233	0.25%
Securities available for sale and stock(2)	64,960	1,710	2.63%	71,202	1,613	2.27%	81,493	1,599	1.96%
Loans(3)	827,900	36,717	4.43%	799,900	36,344	4.54%	713,894	33,819	4.74%
Total interest-earning assets	1,032,201	38,797	3.76%	1,005,743	38,290	3.81%	888,534	35,651	4.01%
Noninterest-earning assets
Cash and due from banks	16,621			12,947			12,330
All other assets	10,113			21,121			41,061
Total assets	$1,058,935			$1,039,811			$941,925
Interest-bearing liabilities:
Interest-bearing checking accounts	$40,916	$95	0.23%	$36,281	$100	0.28%	$33,447	93	0.28%
Money market and savings accounts	300,088	1,699	0.57%	170,047	585	0.34%	155,352	565	0.36%
Certificates of deposit	308,529	2,765	0.90%	431,789	4,133	0.96%	354,720	3,763	1.06%
Other borrowings	26,164	203	0.78%	52,031	437	0.84%	55,318	352	0.64%
Junior subordinated debentures	17,527	507	2.89%	17,527	574	3.27%	17,527	544	3.10%
Total interest bearing liabilities	693,224	5,269	0.76%	707,675	5,829	0.82%	616,364	5,317	0.86%
Noninterest-bearing liabilities
Demand deposits	237,371			206,295			188,696
Accrued expenses and other liabilities	6,773			8,355			6,645
Shareholders' equity	121,567			117,486			130,220
Total liabilities and shareholders' equity	$1,058,935			$1,039,811			$941,925
Net interest income		$33,528			$32,461			$30,334
Net interest income/spread			3.00%			2.99%			3.15%
Net interest margin			3.25%			3.23%			3.41%

(1)	Short-term investments consist of federal funds sold and interest bearing deposits that we maintain at other financial institutions.

(2)	Stock consists of Federal Home Loan Bank (“FHLB”) stock and Federal Reserve Bank stock.

(3)	Loans include the average balance of nonaccrual loans and loan fees.
The following table sets forth changes in interest income, including loan fees, and interest paid in each of the years ended December 31, 2015, 2014 and 2013 and the extent to which those changes were attributable to changes in (i) the volumes of or in the rates of interest earned on interest-earning assets and (ii) the volumes of or in the rates of interest paid on our interest-bearing liabilities.

	2015 Compared to 2014 Increase (Decrease) due to Changes in			2014 Compared to 2013 Increase (Decrease) due to Changes in
	Volume	Rates	Total Increase (Decrease)	Volume	Rates	Total Increase (Decrease)
	(Dollars in thousands)
Interest income
Short-term investments(1)	$12	$25	$37	$103	$(3)	$100
Securities available for sale and stock(2)	(149)	246	97	(216)	230	14
Loans	1,254	(881)	373	3,950	(1,425)	2,525
Total earning assets	1,117	(610)	507	3,837	(1,198)	2,639
Interest expense
Interest-bearing checking accounts	12	(17)	(5)	8	(1)	7
Money market and savings accounts	604	510	1,114	52	(32)	20
Certificates of deposit	(1,118)	(250)	(1,368)	762	(392)	370
Borrowings	(203)	(31)	(234)	(22)	107	85
Junior subordinated debentures	—	(67)	(67)	—	30	30
Total interest-bearing liabilities	(705)	145	(560)	800	(288)	512
Net interest income	$1,822	$(755)	$1,067	$3,037	$(910)	$2,127

(1)	Short-term investments consist of federal funds sold and interest bearing deposits that we maintain at financial institutions.

(2)	Stock consists of FHLB stock and Federal Reserve Bank stock.
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
The provision for loan and lease losses decreased $1.5 million for the year ended December 31, 2015 as compared to the year ended December 31, 2014, primarily as a result of improving asset quality evidenced by lower levels of classified loans and generally positive asset quality trends which more than offset the portfolio growth. Nonperforming assets remained stable as compared to the prior year.
See "—Financial Condition—Nonperforming Loans and the Allowance for Loan and Lease Losses" below in this Item 7 for additional information regarding the ALLL.

Noninterest Income
The following table identifies the components of and the percentage changes in noninterest income in the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	Amount	Amount	Amount	Percentage Change	Percentage Change
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
	(Dollars in thousands)
Service fees on deposits and other banking services	$918	$896	$801	2.5%	11.9%
Net gains on sale of securities available for sale	—	—	44	—%	(100.0)%
Net gain on sale of small business administration loans	—	2,074	—	(100.0)%	100.0%
Other noninterest income	1,768	1,400	348	26.3%	302.3%
Total noninterest income	$2,686	$4,370	$1,193	(38.5)%	266.3%
2015 vs. 2014.
During the year ended December 31, 2015, noninterest income decreased by $1.7 million, or 38.5%, to $2.7 million from $4.4 million for the year ended December 31, 2014, primarily as a result of:

•	A decrease of $2.1 million in net gain on sale of SBA loans for the year ended December 31, 2015 as compared to the same period in 2014; partially offset by

•	A $200 thousand recovery during the year ended December 31, 2015 on a charged off loan in excess of the amount previously charged off against the ALLL; and

•	An increase in loan servicing and referral fees during the year ended December 31, 2015 as compared to the same period in 2014.
2014 vs. 2013.
During the year ended December 31, 2014, noninterest income increased by $3.2 million, or 266.3%, to $4.4 million from $1.2 million for the year ended December 31, 2013, primarily as a result of:

•	An increase of $2.1 million in net gain on sale of SBA loans for the year ended December 31, 2014 as compared to the same period in 2013; and

•
No sales of non-SBA loans during the year ended December 31, 2014 as compared to a net loss on sale of non-SBA loans of $448 thousand included in other noninterest income during the year ended December 31, 2013.

Noninterest Expense
The following table sets forth the principal components and the amounts of, and the percentage changes in, noninterest expense in the years ended December 31, 2015, 2014 and 2013.

	Year Ended December 31,
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
	Amount	Amount	Amount	Percent Change	Percent Change
	(Dollars in thousands)
Salaries and employee benefits	$22,002	$22,571	$19,585	(2.5)%	15.2%
Occupancy	2,871	2,499	2,234	14.9%	11.9%
Equipment and depreciation	1,652	1,541	1,609	7.2%	(4.2)%
Data processing	1,035	931	786	11.2%	18.4%
FDIC expense	1,250	1,336	1,769	(6.4)%	(24.5)%
Other real estate owned expense, net	365	1,962	3,233	(81.4)%	(39.3)%
Professional fees	2,514	2,434	2,936	3.3%	(17.1)%
Business development	488	262	340	86.3%	(22.9)%
Loan related expense	414	532	355	(22.2)%	49.9%
Insurance	341	484	578	(29.5)%	(16.3)%
Other operating expenses (1)	2,392	2,256	2,921	6.0%	(22.8)%
Total noninterest expense	$35,324	$36,808	$36,346	(4.0)%	1.3%

(1)	Other operating expenses primarily consist of telephone, investor relations, promotional, regulatory expenses, and correspondent bank fees.

2015 vs. 2014.
During the year ended December 31, 2015, noninterest expense decreased by $1.5 million, or 4.0%, to $35.3 million from $36.8 million for the year ended December 31, 2014, primarily as a result of:

•
A decrease of $1.6 million in the carrying costs and other costs associated with real properties acquired by or in lieu of loan foreclosures (commonly referred to as other real estate owned or “OREO”) and other expenses related to OREO during the year ended December 31, 2015 as compared to the same period in 2014;

•
A decrease of $569 thousand in salaries and employee benefits primarily related to decreases in our workmen's compensation premium, employment agency fees, and consulting fees and forfeitures in our 401(k) plan; partially offset by

•
An increase in various expense accounts related to the normal course of operating, including expenses related to an increase in the square footage of our leased premises, the implementation of our mobile banking platform and the roll out of our new credit card platform.

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

•
An increase of $502 thousand in professional fees related to recoveries on legal disputes during the year ended December 31, 2013, partially offset by decreased legal expenses due to the resolution of certain lawsuits and other disputes and a decline in legal costs related to nonperforming loans;

•	A decrease of $433 thousand in our FDIC expense as a result of lower insurance required based upon improvement in the Bank's financial condition; and
Provision for (Benefit from) Income Tax
For the year ended December 31, 2015, we recorded an $11.6 million income tax benefit, as compared to an income tax benefit of $608 thousand for the year ended December 31, 2014 and income tax expense of $5.6 million for the year ended December 31, 2013. Management evaluated the positive and negative evidence and determined that there was enough positive evidence to support the full realization of the deferred tax asset and that no valuation allowance was needed. Positive evidence included projected taxable income utilizing objective assumptions based on 2015 actual results, tax planning strategies, improvement in economic conditions and at least 17 years remaining on the life of our $8.3 million deferred tax asset generated from our net operating loss carryforward. Additionally, the Company has generated positive core earnings for the trailing six quarters which demonstrates the ability to be profitable in what is considered to be the Company's core business. While the decision to exit the mortgage business in 2013 did not necessarily ensure that the Company would become profitable, the results provide positive evidence that the decision to exit the unprofitable business is sufficient to overcome the losses incurred in recent years. Negative evidence we considered in making this determination included our three-year cumulative loss deficit and our accumulated deficit. Management determined that the expectation of future taxable income supported by our recent history of positive core earnings after adjusting for aberrational items that caused our cumulative loss condition, including discontinued operations, provided enough positive evidence to outweigh the negative evidence. Therefore, we concluded that it is more-likely-than-not that the existing $17.6 million net deferred tax asset will be realized, resulting in the reversal of the entire valuation allowance against the Company's deferred tax asset. Although we do not expect to be required to pay income tax to the appropriate taxing authorities of any sizeable amount until we have depleted our net operating loss carryforwards, we expect to recognize income tax expense in our financial statements beginning in 2016 at a combined rate of approximately 41% on our pretax income.
During the year ended December 31, 2014, we recorded an income tax benefit of $608 thousand. Per Financial Accounting Standards Board's (“FASB”) Accounting Standards Codification (“ASC”) 740-20-45-7 all sources of pre-tax income must be considered in determining the tax benefit that results from a loss from continuing operations and that shall be allocated to continuing operations. This benefit is the result of an intraperiod tax allocation where the benefit of the income tax provision that is recorded in discontinued operations and other comprehensive income created a tax benefit in continuing operations. On a net basis we recorded no income tax provision. Based on the analysis performed, and the positive and negative evidence considered, management chose not to release any portion of the $12.1 million valuation allowance as of December 31, 2014. Positive evidence included improvement in our asset quality, tax planning strategies, projected taxable income, and improvement in economic conditions. Negative evidence included historical operating losses. Management determined the negative evidence was significant enough that until such time as we are in continuous periods of pre-tax income we would not make any reversals of our valuation allowance; however, we did conclude that it is more-likely-than-not that the existing $5.9 million net deferred tax asset will be realized.
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

Financial Condition
Assets
Our total consolidated assets increased by $37 million to $1.1 billion at December 31, 2015 from $1.1 billion at December 31, 2014. The following table sets forth the composition of our interest earning assets at:

	December 31, 2015	December 31, 2014
	(Dollars in thousands)
Interest-bearing deposits with financial institutions (1)	$103,276	$167,138
Interest-bearing time deposits with financial institutions	4,665	4,668
Federal Reserve Bank of San Francisco and Federal Home Loan Bank Stock, at cost	8,170	8,137
Securities available for sale, at fair value	52,249	60,926
Loans (net of allowances of $12,716 and $13,833, respectively)	849,733	824,197

(1)	Includes interest-earning balances maintained at the Federal Reserve Bank of San Francisco (“FRBSF”).

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
The following is a summary of the major components of securities available for sale and a comparison of the amortized cost, estimated fair values and the gross unrealized gains and losses attributable to those securities, as of December 31, 2015, 2014 and 2013:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Securities available for sale at December 31, 2015:
Residential mortgage backed securities issued by U.S. Agencies	$46,126	$4	$(976)	$45,154
Residential collateralized mortgage obligations issued by non agencies	646	—	(14)	632
Asset backed security	2,027	—	(547)	1,480
Mutual funds	5,000	33	(50)	4,983
Total securities available for sale	$53,799	$37	$(1,587)	$52,249
Securities available for sale at December 31, 2014:
Residential mortgage backed securities issued by U.S. Agencies	54,653	26	(940)	53,739
Residential collateralized mortgage obligations issued by non agencies	790	—	(13)	777
Asset backed security	2,083	—	(433)	1,650
Mutual funds	4,750	45	(35)	4,760
Total securities available for sale	$62,276	$71	$(1,421)	$60,926
Securities available for sale at December 31, 2013:
U.S. Treasury securities	$700	$—	$—	$700
Residential mortgage backed securities issued by U.S. Agencies	60,514	13	(2,719)	57,808
Residential collateralized mortgage obligations issued by non agencies	1,572	—	(48)	1,524
Asset backed security	2,218	—	(906)	1,312
Mutual funds	4,645	—	—	4,645
Total securities available for sale	$69,649	$13	$(3,673)	$65,989
At December 31, 2015, 2014 and 2013, U.S. agency mortgage backed securities and collateralized mortgage obligations with an aggregate fair market value of $2.9 million, $3.6 million and $9.5 million, respectively, were pledged to secure FHLB borrowings, repurchase agreements, local agency deposits and treasury, tax and loan accounts.
The amortized cost of securities available for sale at December 31, 2015 is shown in the table below by contractual maturities taking into consideration historical prepayments based on the prior twelve months of principal payments. Expected maturities will differ from contractual maturities and historical prepayments, particularly with respect to collateralized mortgage obligations, primarily because prepayment rates are affected by changes in conditions in the interest rate market and, therefore, future prepayment rates may differ from historical prepayment rates.

	December 31, 2015 Maturing in
	One year or less		Over one year through five years		Over five years through ten years		Over ten years		Total
(Dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Securities available for sale:
Residential mortgage backed securities issued by U.S. Agencies	$7,115	1.51%	$21,178	1.53%	$14,164	1.60%	$3,669	1.66%	$46,126	1.56%
Residential collateralized mortgage obligations issued by non agencies	646	2.94%	—	—%	—	—%	—	—%	646	2.94%
Asset backed security	—	—%	—	—%	—	—%	2,027	2.76%	2,027	2.76%
Mutual funds	—	—%	5,000	1.93%	—	—%	—	—%	5,000	1.93%
Total Securities Available for sale	$7,761	1.63%	$26,178	1.60%	$14,164	1.60%	$5,696	2.05%	$53,799	1.65%
The table below indicates, as of December 31, 2015, the gross unrealized losses and fair values of our investments, aggregated by investment category, and length of time that the individual securities have been in a continuous unrealized loss position.

	Securities with Unrealized Loss at December 31, 2015
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Residential mortgage backed securities issued by U.S. Agencies	$20,597	$(197)	$23,865	$(779)	$44,462	$(976)
Residential collateralized mortgage obligations issued by non agencies	—	—	631	(14)	631	(14)
Asset backed security	—	—	1,480	(547)	1,480	(547)
Mutual funds	1,728	(23)	973	(27)	2,701	(50)
Total	$22,325	$(220)	$26,949	$(1,367)	$49,274	$(1,587)
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
Through the impairment assessment process, we determined that the available-for-sale securities discussed below were other-than-temporarily impaired at December 31, 2015. We recorded no credit-related impairment on available-for-sale securities in our consolidated statements of operations for the year ended December 31, 2015. The OTTI related to factors other than credit losses, in the aggregate amount of $534 thousand, was recognized as other comprehensive loss in our accompanying consolidated statement of financial condition.

The table below presents, for the year ended December 31, 2015, a roll-forward of OTTI in those instances when a portion of the OTTI was attributable to non-credit related factors and, therefore, was recognized in other comprehensive loss:

(Dollars in thousands)	Gross Other- Than- Temporary Impairments	Other-Than- Temporary Impairments Included in Other Comprehensive Loss	Net Other-Than- Temporary Impairments Included in Retained Earnings (Deficit)
Balance – December 31, 2013	$(1,459)	$(906)	$(553)
Changes in market value on securities for which an OTTI was previously recognized	455	455	—
Principal received on OTTI security	18	18	—
Balance – December 31, 2014	$(986)	$(433)	$(553)
Change in market value on a security for which an OTTI was previously recognized	(153)	(153)	—
Principal received on OTTI security	52	52	—
Balance – December 31, 2015	$(1,087)	$(534)	$(553)
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
Based on our OTTI assessment process, we determined that there is one asset-backed security in our portfolio of securities available for sale that was impaired as of December 31, 2015. This security is a multi-class, cash flow collateralized bond obligation backed by a pool of trust preferred securities issued by a diversified pool of 56 issuers that consisted of 45 U.S. depository institutions and 11 insurance companies at the time of the security’s issuance in November 2007. We purchased $3.0 million face amount of this security in November 2007 at a price of 95.21% for a total purchase price of $2.9 million, out of a total of $363 million of this security sold at the time of issuance. The security that we own (CUSIP 74042CAE8) is the mezzanine class B piece security with a variable interest rate of 3 month LIBOR plus 60 basis points, which had a rating of Aa2 and AA by Moody’s and Fitch, respectively, at the time of issuance in 2007.
As of December 31, 2015 the amortized cost of this security was $2.0 million with a fair value of $1.5 million, for an unrealized loss of approximately $547 thousand. As of December 31, 2015, the security had a Baa3 rating from Moody’s and a B rating from Fitch and had experienced $42.5 million in defaults (12.5% of total current collateral) and $7.0 million in deferring securities (2.1% of total current collateral) from issuance to December 31, 2015. As of December 31, 2015, the mezzanine class B tranche had $59.5 million in excess subordination.

We have made a determination that the remainder of our securities with respect to which there were unrealized losses as of December 31, 2015 are not other-than-temporarily impaired, because we have concluded that we have the ability to continue to hold those securities until their respective fair market values increase above their respective amortized costs or, if necessary, until their respective maturities. In reaching that conclusion we considered a number of factors and other information, which included: (i) the significance of each such security, (ii) the amount of the unrealized losses attributable to each such security, (iii) our liquidity position, (iv) the impact that retention of those securities could have on our capital position, and (v) our evaluation of the expected future performance of these securities (based on the criteria discussed above).

Loans
The following table sets forth the composition, by loan category, of our loan portfolio at December 31, 2015, 2014, 2013, 2012 and 2011:

	At December 31,
	2015		2014		2013		2012		2011
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial loans	$347,300	40.3%	$301,746	36.0%	$226,450	29.2%	$170,792	23.4%	$179,305	27.2%
Commercial real estate loans – owner occupied	195,554	22.7%	212,515	25.4%	174,221	22.4%	165,922	22.7%	170,960	26.0%
Commercial real estate loans – all other	146,641	17.0%	146,676	17.5%	177,884	22.9%	150,189	20.6%	121,813	18.5%
Residential mortgage loans – multi-family	81,487	9.5%	95,276	11.4%	96,565	12.4%	105,119	14.4%	65,545	10.0%
Residential mortgage loans – single family	52,072	6.0%	64,326	7.7%	75,660	9.7%	87,263	11.9%	68,613	10.4%
Construction loans	—	—	—	—%	—	—%	—	—%	2,120	0.3%
Land development loans	10,001	1.2%	7,745	0.9%	18,458	2.4%	24,018	3.3%	25,638	3.9%
Consumer loans	28,663	3.3%	9,687	1.2%	7,599	1.0%	27,296	3.7%	24,285	3.7%
Total loans	861,718	100.0%	837,971	100.0%	776,837	100.0%	730,599	100.0%	658,279	100.0%
Deferred fee (income) costs, net	731		59		(53)		(461)		(690)
Allowance for loan and lease losses	(12,716)		(13,833)		(11,358)		(10,881)		(15,627)
Loans, net	$849,733		$824,197		$765,426		$719,257		$641,962
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
The following table sets forth the maturity distribution of our loan portfolio (excluding single and multi-family residential mortgage loans and consumer loans) at December 31, 2015:

	December 31, 2015
	One Year or Less	Over One Year Through Five Years	Over Five Years	Total
	(Dollars in thousands)
Real estate loans(1)
Floating rate	$30,027	$25,901	$147,083	$203,011
Fixed rate	18,266	53,077	77,842	149,185
Commercial loans
Floating rate	109,434	63,951	22,258	195,643
Fixed rate	91,477	53,873	6,307	151,657
Total	$249,204	$196,802	$253,490	$699,496

(1)	Does not include mortgage loans on single or multi-family residences or consumer loans, which totaled $133.6 million and $28.7 million, respectively, at December 31, 2015.

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
The following table sets forth information regarding our nonperforming assets, as well as information regarding restructured loans, at December 31, 2015 and December 31, 2014:

	At December 31, 2015	At December 31, 2014
	(Dollars in thousands)
Nonaccrual loans:
Commercial loans	$12,284	$16,182
Commercial real estate	10,083	4,288
Residential real estate	1,148	1,472
Land development	1,618	2,111
Total nonaccrual loans	$25,133	$24,053
Loans past due 90 days and still accruing interest:
Total loans past due 90 days and still accruing interest	$—	$—
Other real estate owned (OREO):
Residential real estate	$650	$962
Construction and land development	—	630
Total other real estate owned	$650	$1,592
Total nonperforming assets	$25,783	$25,645
Restructured loans:
Accruing loans	$724	$11,084
Nonaccruing loans (included in nonaccrual loans above)	20,070	5,935
Total restructured loans	$20,794	$17,019
As the above table indicates, total nonperforming assets increased by approximately $138 thousand, or 0.5%, to $25.8 million as of December 31, 2015 from $25.6 million as of December 31, 2014, primarily attributable to an increase in our nonaccrual loans as a result of the deterioration of two legacy loans that are both well collateralized. These loans have been renegotiated and are operating under forbearance agreements with terms requiring full repayment of principal and interest by the second quarter of 2016. This increase is partially offset by the sale of a portion of our OREO property, regular payment amortizations and payoffs, and the charge off of loans that were no longer deemed collectible in the ordinary course of business.
Information Regarding Impaired Loans. At December 31, 2015, loans deemed impaired totaled $25.9 million as compared to $35.1 million at December 31, 2014. We had an average investment in impaired loans of $28.8 million for the year ended December 31, 2015 as compared to $28.5 million for the year ended December 31, 2014. The interest that would have been earned during the year ended December 31, 2015 had the nonaccruing impaired loans remained current in accordance with their original terms was approximately $899 thousand.
The following table sets forth the amount of impaired loans to which a portion of the ALLL has been specifically allocated, and the aggregate amount so allocated, in accordance with ASC 310-10, and the amount of the ALLL and the amount of impaired loans for which no such allocations were made, in each case at December 31, 2015 and December 31, 2014:

	December 31, 2015			December 31, 2014
	Loans	Reserves for Loan Losses	% of Reserves to Loans	Loans	Reserves for Loan Losses	% of Reserves to Loans
	(Dollars in thousands)
Impaired loans with specific reserves	$1,621	$484	29.9%	$2,554	$1,532	60.0%
Impaired loans without specific reserves	24,236	—	—	32,583	—	—
Total impaired loans	$25,857	$484	1.9%	$35,137	$1,532	4.4%

The $9.3 million decrease in impaired loans to $25.9 million at December 31, 2015 from $35.1 million at December 31, 2014 was primarily attributable to paydowns of $17.1 million and net charge-offs of $2.6 million, partially offset by the addition of 15 impaired loans totaling $11.0 million, consisting of six commercial loans, four commercial real estate - owner occupied loans, three commercial real estate - all other loans and two multi-family loans. Accruing restructured loans were comprised of four loans performing in accordance with modified terms, which included lowering of interest rates, deferral of payments, or modifications to payment terms. Based on an internal analysis, using the current estimated fair values of the collateral or the discounted present values of the future estimated cash flows of the impaired loans, we concluded that, at December 31, 2015, $484 thousand of specific reserves were required on one impaired loan and that all remaining impaired loans were well secured and adequately collateralized with no specific reserves required.
Allowance for Loan and Lease Losses. The ALLL totaled $12.7 million, representing 1.48% of loans outstanding, at December 31, 2015, as compared to $13.8 million, or 1.65% of loans outstanding, at December 31, 2014.
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
On a quarterly basis, we utilize a classification based loan loss migration model as well as review individual loans in determining the adequacy of the ALLL. Our loss migration analysis tracks 16 quarters of loan loss history and industry loss factors to determine historical losses by classification category for each loan type, except certain consumer loans (automobile, mortgage and credit cards), which are analyzed as homogeneous loan pools. These calculated loss factors are then applied to outstanding loan balances. We analyze impaired loans individually.
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
Set forth below is information regarding loan balances and the related ALLL, by portfolio type, for the years ended December 31, 2015, 2014, 2013, 2012 and 2011 (excluding mortgage loans held for sale).

(Dollars in thousands)	Commercial	Real Estate	Land Development	Consumer and Single Family Mortgages	Total
ALLL for the year ended December 31, 2015:
Balance at beginning of year	$7,670	$5,133	$296	$734	$13,833
Charge offs	(2,643)	—	(85)	(199)	(2,927)
Recoveries	1,798	4	—	8	1,810
Provision	(186)	(28)	71	143	—
Balance at end of year	$6,639	$5,109	$282	$686	$12,716
Allowance for loan and lease losses as a percentage of average total loans					1.54%
Allowance for loan and lease losses as a percentage of total outstanding loans					1.48%
Ratio of net charge-offs to average loans outstanding during the period					0.13%
ALLL for the year ended December 31, 2014:
Balance at beginning of year	$5,812	$4,517	$165	$864	$11,358
Charge offs	(551)	—	—	(102)	(653)
Recoveries	1,467	76	—	85	1,628
Provision	942	540	131	(113)	1,500
Balance at end of year	$7,670	$5,133	$296	$734	$13,833
Allowance for loan and lease losses as a percentage of average total loans					1.73%
Allowance for loan and lease losses as a percentage of total outstanding loans					1.65%
Ratio of net charge-offs to average loans outstanding during the period					(0.12)%
ALLL for the year ended December 31, 2013:
Balance at beginning of year	$6,340	$3,487	$248	$806	$10,881
Charge offs	(5,945)	(308)	(5)	(200)	(6,458)
Recoveries	2,337	5	54	34	2,430
Provision	3,080	1,333	(132)	224	4,505
Balance at end of year	$5,812	$4,517	$165	$864	$11,358
Allowance for loan and lease losses as a percentage of average total loans					1.59%
Allowance for loan and lease losses as a percentage of total outstanding loans					1.46%
Ratio of net charge-offs to average loans outstanding during the period					0.56%
ALLL for the year ended December 31, 2012:
Balance at beginning of year	$8,908	$5,777	$316	$626	$15,627
Charge offs	(6,664)	(1,184)	(158)	(568)	(8,574)
Recoveries	1,657	198	—	23	1,878
Provision	2,439	(1,304)	90	725	1,950
Balance at end of year	$6,340	$3,487	$248	$806	$10,881
Allowance for loan and lease losses as a percentage of average total loans					1.56%
Allowance for loan and lease losses as a percentage of total outstanding loans					1.49%
Ratio of net charge-offs to average loans outstanding during the period					0.96%
ALLL for the year ended December 31, 2011:
Balance at beginning of year	$10,017	$6,351	$830	$903	$18,101
Charge offs	(1,218)	(1,315)	(138)	(65)	(2,736)
Recoveries	1,067	3	—	25	1,095
Provision	(958)	738	(376)	(237)	(833)
Balance at end of year	$8,908	$5,777	$316	$626	$15,627
Allowance for loan and lease losses as a percentage of average total loans					2.20%
Allowance for loan and lease losses as a percentage of total outstanding loans					2.37%
Ratio of net charge-offs to average loans outstanding during the period					0.23%

The ALLL decreased $1.1 million from December 31, 2014 to December 31, 2015 primarily as a result of the full and partial charge offs of several loans that largely had specific reserves. These charge offs were partially offset by loss recoveries or additional provisions during the same period. The decrease in the provision for loan and lease losses from December 31, 2014 to December 31, 2015 was primarily a result of improving asset quality trends evidenced by lower levels of classified loans and a 26% decline in impaired loans which more than offset the portfolio growth.
We classify our loan portfolios using asset quality ratings. The credit quality table in Note 5, Loans and Allowance for Loan and Lease Losses below in Item 8, provides a summary of loans by portfolio type and asset quality ratings as of December 31, 2015 and December 31, 2014. Loans totaled approximately $861.7 million at December 31, 2015, an increase of $23.7 million from $838.0 million at December 31, 2014. The disaggregation of the loan portfolio by risk rating in the credit quality table located in Note 5 reflects the following changes that occurred between December 31, 2014 and December 31, 2015:

•
Loans rated "Pass" totaled $816.3 million, an increase of $25.5 million from $790.8 million at December 31, 2014. The increase was primarily attributable to new loan growth, partially offset by the planned exit of one syndicated loan, downgrades and other paydowns.

•
Loans rated "Special Mention" totaled $15.3 million, an increase of $7.9 million from $7.4 million at December 31, 2014. The increase was primarily the result of the downgrade of five commercial real estate loans and four commercial loans from "Pass", partially offset by the payoff of one commercial loan and the downgrade to "Substandard" of a related multi-family loan.

•
Loans rated "Substandard" totaled $30.2 million, a decrease of $8.0 million from $38.2 million at December 31, 2014. This decrease was primarily the result of principal payments of $3.0 million, payoffs of $12.7 million, the foreclosure and transfer to OREO of a $280 thousand land development loan and $825 thousand of loans charged off, partially offset by $8.9 million downgraded from "Pass" and "Special Mention".

•
Loans rated "Doubtful" totaled $0, a decrease of $1.6 million from $1.6 million at December 31, 2014. The decrease is attributable to the charge off of one commercial loan of $1.0 million and the write down of $584 thousand on a commercial loan.

Our loss migration analysis currently utilizes a series of twelve staggered 16-quarter migration periods, which was increased during the second quarter of 2015 from four staggered 16-quarter migration periods in order to broaden the loss experience incorporated into the analysis. As a result, for purposes of determining applicable loss factors at December 31, 2015, our migration analysis covered the period from December 1, 2010 to December 31, 2015. We believe this was consistent with and reasonably reflects current economic conditions, portfolio trends and the risks that were inherent in our loan portfolio at December 31, 2015.
The table below sets forth loan delinquencies, by quarter, from December 31, 2015 to December 31, 2014.

	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014
Loans Delinquent:	(Dollars in thousands)
90 days or more:
Commercial loans	$8,766	$10,383	$12,132	$—	$—
Commercial real estate	6,004	2,579	—	—	2,117
Residential mortgages	535	535	763	733	285
Land development loans	1,618	1,640	1,685	—	364
	16,923	15,137	14,580	733	2,766
30-89 days:
Commercial loans	3,018	5,346	527	24,143	553
Commercial real estate	316	1,255	4,847	891	20
Residential mortgages	—	—	—	181	835
Land development loans	—	—	—	1,717	—
Consumer loans	—	—	—	—	17
	3,334	6,601	5,374	26,932	1,425
Total Past Due(1):	$20,257	$21,738	$19,954	$27,665	$4,191

(1)	Past due balances include nonaccrual loans.
As the above table indicates, total past due loans increased by $16.1 million, to $20.3 million at December 31, 2015 from $4.2 million at December 31, 2014. Loans past due 90 days or more increased by $14.2 million, to $16.9 million at December 31, 2015, from $2.8 million at December 31, 2014 attributable to the addition of six loan relationships for a total of $15.8 million, including one loan relationship of $9.6 million, partially offset by payments received on a $1.8 million loan relationship during the year ended December 31, 2015 and the foreclosure and transfer to OREO of a $280 thousand nonaccrual land development loan.
Loans 30-89 days past due increased by $1.9 million to $3.3 million at December 31, 2015 from $1.4 million at December 31, 2014 primarily attributable to two commercial loan relationships totaling $3.0 million partially offset by two delinquent loan relationships of $973 thousand as of December 31, 2014 which are now more than 90 days past due.

Deposits
Average Balances of and Average Interest Rates Paid on Deposits
Set forth below are the average amounts of, and the average rates paid on, deposits for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	2015		2014		2013
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)
Noninterest bearing demand deposits	$237,371	—	$206,295	—	$188,696	—
Interest-bearing checking accounts	40,916	0.23%	36,281	0.28%	33,447	0.28%
Money market and savings deposits	300,088	0.57%	170,047	0.34%	155,352	0.36%
Time deposits(1)	308,529	0.90%	431,789	0.96%	354,720	1.06%
Total deposits	$886,904	0.51%	$844,412	0.57%	$732,215	0.60%

(1)	Comprised of time certificates of deposit in denominations of less than and more than $100,000.
Deposit Totals
Deposits totaled $893.8 million at December 31, 2015 as compared to $916.3 million at December 31, 2014. The following table provides information regarding the mix of our deposits at December 31, 2015 and December 31, 2014:

	At December 31, 2015		At December 31, 2014
	Amounts	% of Total Deposits	Amounts	% of Total Deposits
	(Dollars in thousands)
Core deposits
Noninterest bearing demand deposits	$249,676	27.9%	$237,491	25.9%
Savings and other interest-bearing transaction deposits	363,838	40.7%	318,096	34.7%
Time deposits	280,326	31.4%	360,722	39.4%
Total deposits	$893,840	100.0%	$916,309	100.0%
At December 31, 2015, noninterest-bearing deposits totaled $249.7 million, and 27.9% of total deposits, as compared to $237.5 million, and 25.9% of total deposits at December 31, 2014. Certificates of deposit in denominations of $100,000 or more, on which we pay higher rates of interest than on other deposits, aggregated $245.2 million, or 27.4%, of total deposits at December 31, 2015, as compared to $315.0 million, and 34.4%, of total deposits at December 31, 2014.
Set forth below is a maturity schedule of domestic time certificates of deposit outstanding at December 31, 2015 and December 31, 2014:

	December 31, 2015		December 31, 2014
Maturities	Certificates of Deposit Under $ 100,000	Certificates of Deposit $100,000 or more	Certificates of Deposit Under $100,000	Certificates of Deposit $100,000 or more
	(Dollars in thousands)
Three months or less	$13,419	$109,179	$16,841	$118,302
Over three and through six months	5,453	31,336	6,740	29,933
Over six and through twelve months	12,286	83,252	13,707	96,507
Over twelve months	3,957	21,444	8,433	70,259
Total	$35,115	$245,211	$45,721	$315,001

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
Our liquid assets, which included cash and due from banks, federal funds sold, interest earning deposits that we maintain with financial institutions and unpledged securities available for sale (excluding Federal Reserve Bank and FHLB stock) totaled $155.9 million, which represented 15% of total assets, at December 31, 2015. We believe that our cash and cash equivalent resources, together with available borrowings under our credit facilities, will be sufficient to meet normal operating requirements for at least the next twelve months, including to enable us to meet any increase in deposit withdrawals that might occur in the foreseeable future.
Cash Flow Provided by Operating Activities. In 2015, operating activities provided net cash of $1.9 million primarily attributable to net income of $12.4 million, partially offset by the reversal of our deferred tax asset valuation allowance of $11.6 million. In 2014, operating activities provided net cash of $8.8 million, comprised primarily of $8.7 million provided by our discontinued operations.
Cash Flow Used in Investing Activities. In 2015, investing activities used net cash of $14.4 million, primarily attributable to $25.2 million used to fund an increase in loans, partially offset by $8.4 million of cash from maturities of and principal payments on securities available for sale, $2.1 million of cash from principal payments on other investments and $1.2 million of proceeds from sales of OREO. In 2014, investing activities used net cash of $45.4 million, primarily attributable to $65.7 million used to fund an increase in loans, $1.9 million for purchases of securities available for sale, and a $2.2 million increase in our interest bearing time deposits with financial institutions, partially offset by $9.0 million of cash from maturities and principal payments on securities available for sale and $15.3 million of proceeds from sales of OREO.
Cash Flow (Used in) Provided by Financing Activities. In 2015, financing activities used net cash of $50.8 million, consisting primarily of a $34.7 million net decrease in interest bearing deposits, which resulted from a decision to increase our core deposit base, which included the transition of a portion of our certificates of deposit customers to savings account customers, and a $29.5 million decrease in borrowings, partially offset by an increase in noninterest bearing deposits of $12.2 million. In 2014, financing activities provided net cash of $106.8 million, consisting primarily of a $102.5 million net increase in interest bearing deposits, which resulted from a decision to increase the rates of interest we pay on our certificates of deposit in order to decrease our loan-to-deposit ratio and increase our liquidity, and an increase in noninterest bearing deposits of $33.5 million, partially offset by a $30.5 million decrease in borrowings.
Ratio of Loans to Deposits. The relationship between gross loans and total deposits can provide a useful measure of a bank’s liquidity. Since repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loan-to-deposit ratio the less liquid are our assets. On the other hand, since we realize greater yields on loans than we do on investments, a lower loan-to-deposit ratio can adversely affect interest income and earnings. As a result, our goal is to achieve a loan-to-deposit ratio that appropriately balances the requirements of liquidity and the need to generate a fair return on our assets. At December 31, 2015 and 2014, the loan-to-deposit ratio was 96% and 91%, respectively.

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
Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the following table) of total capital, common equity Tier 1 capital and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). We believe that, as of December 31, 2015, the Company and the Bank met all capital adequacy requirements to which they are subject and have not been notified by any regulatory agency that would require the Company or the Bank to maintain additional capital.
The actual capital amounts and ratios of the Company and the Bank at December 31, 2015 are presented in the following table:

			Applicable Federal Regulatory Requirement
At December 31, 2015	Actual Capital		For Capital Adequacy Purposes		To be Categorized As Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total Capital to Risk Weighted Assets:
Company	$154,884	16.8%	$73,871	At least 8.0	N/A	N/A
Bank	136,457	15.0%	72,672	At least 8.0	$90,841	At least 10.0
Common Equity Tier 1 Capital to Risk Weighted Assets:
Company	131,188	14.2%	41,552	At least 4.5	N/A	N/A
Bank	125,018	13.8%	40,878	At least 4.5	59,046	At least 6.5
Tier 1 Capital to Risk Weighted Assets:
Company	$143,260	15.5%	$55,403	At least 6.0	N/A	N/A
Bank	125,018	13.8%	54,504	At least 6.0	$72,672	At least 8.0
Tier 1 Capital to Average Assets:
Company	$143,260	13.3%	$42,984	At least 4.0	N/A	N/A
Bank	125,018	11.8%	42,319	At least 4.0	$52,899	At least 5.0
As the above table indicates, at December 31, 2015, the Bank (on a stand-alone basis) qualified as a “well—capitalized” institution, and the capital ratios of the Company (on a consolidated basis) exceeded the capital ratios mandated for bank holding companies, under federally mandated capital standards and federally established prompt corrective action regulations. Since December 31, 2015, there have been no events or circumstances known to us which have changed or which are expected to result in a change in the Company’s or the Bank’s classification as well-capitalized institutions.

In early July 2013, the Federal Reserve Board and the FDIC issued final rules implementing the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act changes.  The rules revise minimum capital requirements and adjust prompt corrective action thresholds.  The final rules revise the regulatory capital elements, add a new common equity Tier 1 capital ratio, increase the minimum Tier 1 capital ratio requirement, and implement a new capital conservation buffer.  The rules also permit certain banking organizations to retain, through a one-time election, the existing treatment for accumulated other comprehensive income.  The final rules took effect for community banks on January 1, 2015, subject to a transition period for certain parts of the rules.  At December 31, 2015 the Bank (on a stand-alone basis) continued to qualify as a well-capitalized institution, and the Company continued to exceed the minimum required capital ratios applicable to it, under the capital adequacy guidelines described above.
The consolidated total capital and Tier 1 capital of the Company at December 31, 2015 includes an aggregate of $17.0 million principal amount of the $17.5 million of 30-year junior subordinated debentures that we issued in 2002 and 2004 (the “Debentures”). See “—Contractual Obligations—Junior Subordinated Debentures” below for additional information. We contributed the net proceeds from the sales of the Debentures to the Bank, thereby providing it with additional cash to fund the growth of its banking operations and, at the same time, to increase its total capital and Tier 1 capital.
Quarterly interest payments on the Debentures require prior approval of the FRBSF. As of December 31, 2015, we were current on all interest payments.
Sales of Common Stock
As previously reported, in March 2013, we sold an additional 2,222,222 shares of our common stock, at a purchase price of $6.75 per shares in cash, to Carpenter Community Bancfund L.P. and Carpenter Community Bancfund-A, L.P. (collectively, the “Carpenter Funds”) for approximately $15.0 million. The purchase price of $6.75 per share of common stock was equal to our tangible book value per share of common stock as of December 31, 2012 and represented a 15% premium over the closing price of our shares on the last trading day immediately preceding the date the sale was consummated. The proceeds from the sale of those shares were contributed by us to capitalize a new wholly-owned asset management subsidiary, PM Asset Resolution, Inc. (“PMAR”), which used those proceeds to fund the purchase of $15.8 million of non-performing loans and foreclosed properties from the Bank.
Dividend Policy and Share Repurchase Programs.
It is, and since the beginning of 2009 it has been, the policy of the Boards of Directors of the Company and the Bank to preserve cash to enhance our capital positions and the Bank's liquidity. Accordingly, we do not expect to pay dividends or make share repurchases for the foreseeable future.
The principal source of cash available to a bank holding company consists of cash dividends from its bank subsidiaries. There are currently several restrictions on the Bank’s ability to pay us cash dividends. Government regulations, including the laws of the State of California, as they pertain to the payment of cash dividends by California state chartered banks, limits the amount of funds that the Bank is permitted to dividend to us. Further, Section 23(a) of the Federal Reserve Act limits the amounts that a bank may loan to its bank holding company to an aggregate of no more than 10% of the bank subsidiary’s capital surplus and retained earnings and requires that such loans be secured by specified assets of the bank holding company. See Note 14, Shareholders’ Equity, in the notes to our consolidated financial statements for more detail regarding the restrictions on dividends and inter-company transactions. While restrictions on the payment of dividends from the Bank to us exist, there are no restrictions on the dividends that PMAR may pay us. PMAR has approximately $14.7 million in assets and could provide us with additional cash if required. In addition, we currently have sufficient cash on hand to meet our cash obligations. As a result, we do not expect that these restrictions will impact our ability to meet our cash obligations.

Off Balance Sheet Arrangements
Loan Commitments and Standby Letters of Credit. To meet the financing needs of our customers in the normal course of business, we are a party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit and standby letters of credit. At December 31, 2015 and 2014, we were committed to fund certain loans including letters of credit amounting to approximately $193 million and $148 million, respectively.
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

Contractual Obligations
The following table summarizes the contractual obligations as of December 31, 2015:

	Maturity/Obligation by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(Dollars in thousands)
Deposits	$893,840	$869,005	$23,904	$931	$—
FHLB Borrowings	10,000	10,000	—	—	—
Junior Subordinated Debentures	17,527	—	—	—	17,527
Operating Leases	6,943	2,302	2,794	1,847	—
Total	$928,310	$881,307	$26,698	$2,778	$17,527
FHLB Borrowings. As of December 31, 2015, we had $10.0 million of outstanding short-term borrowings that we had obtained from the FHLB. The table below sets forth the amounts of, the interest rates we pay on and the maturity dates of these FHLB borrowings. These borrowings had a weighted-average annualized interest rate of 1.02% for the year ended December 31, 2015.

Principal Amounts	Interest Rate	Maturity Dates
(Dollars in thousands)
$5,000	1.08%	September 19, 2016
5,000	0.96%	September 30, 2016
At December 31, 2015, $523.4 million of loans were pledged to secure these FHLB borrowings and to support our unfunded borrowing capacity. At December 31, 2015, we had unused borrowing capacity of $241 million with the FHLB.
The highest amount of borrowings outstanding at any month-end during the year ended December 31, 2015 was $39.5 million, which consisted of borrowings from the FHLB. By comparison, the highest amount of borrowings outstanding at any month end in 2014 consisted of $70 million of borrowings from the FHLB.
Junior Subordinated Debentures. Pursuant to rulings of the FRB, bank holding companies were permitted to issue long term subordinated debt instruments that, subject to certain conditions, would qualify as and, therefore, augment capital for regulatory purposes. At December 31, 2015, we had outstanding approximately $17.5 million principal amount of 30-year junior subordinated floating rate debentures (the “Debentures”).
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
These Debentures require quarterly interest payments, which are used to make quarterly distributions required to be paid on the corresponding trust preferred securities. Subject to certain conditions, we have the right, at our discretion, to defer those interest payments, and the corresponding distributions on the trust preferred securities, for up to five years. Exercise of this deferral right does not constitute a default of our obligations to pay the interest on the Debentures or the corresponding distributions that are payable on the trust preferred securities. As of December 31, 2015, we were current on all interest payments.
Operating Lease Obligations. We lease certain facilities and equipment under various non-cancelable operating leases, which include escalation clauses ranging between 2% and 6% per annum. Future minimum non-cancelable lease commitments, were as follows:

At December 31, 2015
(Dollars in thousands)
2016	$2,302
2017	1,467
2018	1,327
2019	1,340
2020 and beyond	507
Total	$6,943
Maturing Time Certificates of Deposits. Set forth below is a maturity schedule, as of December 31, 2015, of time certificates of deposit of $100,000 or more:

At December 31, 2015
(In thousands)
2016	$223,767
2017	17,884
2018	2,771
2019	789
2020 and beyond	—
Total	$245,211

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
Under our credit risk management structure, each loan is assigned an internal asset quality rating that is based on defined credit standards. While the criteria may vary by product, each rating focuses on the borrower’s inherent operating risks, the quality of management, historical financial performance, financial capacity, the stability of profits and cash flow, and the adequacy of the secondary repayment sources. Asset quality ratings for each loan are monitored and reassessed on an ongoing basis. If necessary, ratings are adjusted to reflect changes in the client’s financial condition, cash flow or financial position. Regular reporting to management and the Board includes the aggregated portfolio exposure by asset quality rating as one measure of credit risk within the loan portfolio. Refer to “Financial Condition — Allowance for Loan and Lease Losses” above in this Item 7 for further detail regarding our internal asset quality ratings.
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

We measure interest rate risk and the effect of changes in market interest rates using a net interest income simulation analysis. The analysis incorporates our balance sheet as of December 31, 2015 and assumptions that reflect the current interest rate environment. The analysis estimates the interest rate impact of a parallel increase in interest rates over a twelve-month horizon.
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
The estimated changes in net interest income for a twelve-month period based on changes in the interest rates applied as of December 31, 2015 were as follows:

Change in Market Interest Rates (basis points)	Amount ($)	Percent (%)
	(in thousands)
+200	$1,447	4.24%
+100	309	0.91%
-100	401	1.17%
In addition to net interest income (“NII”) simulation, we measure the impact of market interest rate changes on our economic value of equity (“EVE”). EVE is defined as the net present value of assets, less the net present value of liabilities, adjusted for any off-balance sheet items.
The estimated changes in EVE in the following table are based on a discounted cash flow analysis which incorporates the impacts of changes in market interest rates. The model simulations and calculations are highly assumption-dependent and will change regularly as our asset/liability structure changes, as interest rate environments evolve, and as we change our assumptions in response to relevant market or business circumstances. These calculations do not reflect the changes that we anticipate or may make to reduce our EVE exposure in response to a change in market interest rates as part of our overall interest rate risk management strategy. As with any method of measuring interest rate risk, certain limitations are inherent in the method of analysis presented in the preceding table. We are exposed to yield curve risk, prepayment risk and basis risk, which cannot be fully modeled and expressed using the above methodology. Accordingly, the results in the following table should not be relied upon as a precise indicator of actual results in the event of changing market interest rates. Additionally, the resulting changes in EVE and NII estimates are not intended to represent, and should not be construed to represent, the underlying value.
The estimated changes in EVE based on interest rates applied as of December 31, 2015 were as follows:

Change in Market Interest Rates (basis points)	Amount ($)	Percent (%)
	(in thousands)
+200	$5,975	3.95%
+100	3,347	2.21%
-100	(5,042)	(3.33)%

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING
FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Shareholders
Pacific Mercantile Bancorp
We have audited Pacific Mercantile Bancorp and subsidiaries’ (Pacific Mercantile Bancorp) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Pacific Mercantile Bancorp’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Pacific Mercantile Bancorp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition of Pacific Mercantile Bancorp and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows, and our report dated March 11, 2016 expressed an unqualified opinion.

/s/ RSM US LLP
Los Angeles, CA
March 11, 2016

ITEM 8.	FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Pacific Mercantile Bancorp
We have audited the accompanying consolidated statements of financial condition of Pacific Mercantile Bancorp and subsidiaries (the Company) as of December 31, 2015 and 2014 and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pacific Mercantile Bancorp and subsidiaries, and the results of their operations and their cash flows for the years ended December 31, 2015 and 2014, in conformity with U.S. generally accepted accounting principles.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 11, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ RSM US LLP
Los Angeles, CA
March 14, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Pacific Mercantile Bancorp and Subsidiaries
We have audited the accompanying consolidated statements of operations, comprehensive income (loss), shareholders' equity, and cash flows of Pacific Mercantile Bancorp (a California Corporation) and subsidiaries (collectively, the “Company”) for the year ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Pacific Mercantile Bancorp and subsidiaries for the year ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.
/s/ SQUAR MILNER LLP (Formerly SQUAR, MILNER, PETERSON, MIRANDA & WILLIAMSON, LLP)
Newport Beach, California
March 14, 2014

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except for per share data)

	December 31,
	2015	2014
ASSETS
Cash and due from banks	$10,645	$9,997
Interest bearing deposits with financial institutions	103,276	167,138
Cash and cash equivalents	113,921	177,135
Interest-bearing time deposits with financial institutions	4,665	4,668
Federal Reserve Bank of San Francisco and Federal Home Loan Bank Stock, at cost	8,170	8,137
Securities available for sale, at fair value	52,249	60,926
Loans (net of allowances of $12,716 and $13,833, respectively)	849,733	824,197
Other real estate owned	650	1,592
Accrued interest receivable	2,266	2,436
Premises and equipment, net	1,142	1,092
Net deferred tax assets	17,576	5,933
Other assets	12,017	13,494
Total assets	$1,062,389	$1,099,610
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$249,676	$237,491
Interest-bearing	644,164	678,818
Total deposits	893,840	916,309
Borrowings	10,000	39,500
Accrued interest payable	255	222
Other liabilities	6,851	6,771
Junior subordinated debentures	17,527	17,527
Total liabilities	928,473	980,329
Commitments and contingencies (Note 15)
Shareholders’ equity:
Preferred stock, no par value, 2,000,000 shares authorized:
Series B Convertible 8.4% Noncumulative Preferred Stock, 300,000 shares authorized; 0 and 112,000 issued and outstanding at December 31, 2015 and 2014, respectively; liquidation preference $100 per share, plus accumulated but undeclared dividends at December 31, 2014	—	8,747
Series C 8.4% Noncumulative Preferred Stock, 300,000 shares authorized; 0 and 29,308 issued and outstanding at December 31, 2015 and 2014, respectively; liquidation preference $100 per share plus accumulated but undeclared dividends at December 31, 2014	—	2,930
Common stock, no par value, 85,000,000 shares authorized; 22,820,332 and 19,462,561 shares issued and outstanding at December 31, 2015 and 2014, respectively	147,202	131,181
Accumulated deficit	(12,476)	(22,885)
Accumulated other comprehensive loss	(810)	(692)
Total shareholders’ equity	133,916	119,281
Total liabilities and shareholders’ equity	$1,062,389	$1,099,610
The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except for per share data)

	Year Ended December 31,
	2015	2014	2013
Interest income:
Loans, including fees	$36,717	$36,344	$33,819
Securities available for sale and stock	1,710	1,613	1,599
Interest-bearing deposits with financial institutions	370	333	233
Total interest income	38,797	38,290	35,651
Interest expense:
Deposits	4,559	4,817	4,421
Borrowings	710	1,012	896
Total interest expense	5,269	5,829	5,317
Net interest income	33,528	32,461	30,334
Provision for loan and lease losses	—	1,500	4,505
Net interest income after provision for loan and lease losses	33,528	30,961	25,829
Noninterest income
Service fees on deposits and other banking services	918	896	801
Net gains on sale of securities available for sale	—	—	44
Net gain on sale of small business administration loans	—	2,074	—
Other noninterest income	1,768	1,400	348
Total noninterest income	2,686	4,370	1,193
Noninterest expense
Salaries and employee benefits	22,002	22,571	19,585
Occupancy	2,871	2,499	2,234
Equipment and depreciation	1,652	1,541	1,609
Data processing	1,035	931	786
FDIC expense	1,250	1,336	1,769
Other real estate owned expense, net	365	1,962	3,233
Professional fees	2,514	2,434	2,936
Business development	488	262	340
Loan related expense	414	532	355
Insurance	341	484	578
Other operating expense	2,392	2,256	2,921
Total noninterest expense	35,324	36,808	36,346
Income (loss) from continuing operations before income taxes	890	(1,477)	(9,324)
Income tax (benefit) provision	(11,551)	(608)	5,610
Net income (loss) from continuing operations	12,441	(869)	(14,934)
Discontinued Operations
Income (loss) from discontinued operations before income taxes	—	1,937	(7,721)
Income tax provision (benefit)	—	711	(439)
Net income (loss) from discontinued operations	—	1,226	(7,282)
Net income (loss)	12,441	357	(22,216)
Accumulated declared dividends on preferred stock	—	(547)	(538)
Accumulated undeclared dividends on preferred stock	—	(616)	(544)
Dividends on preferred stock	(927)	—	—
Inducements for exchange of the preferred stock	(512)	—	—
Net income (loss) allocable to common shareholders	$11,002	$(806)	$(23,298)
Basic income (loss) per common share:
Net income (loss) from continuing operations	$0.54	$(0.11)	$(0.88)
Net income (loss) available to common shareholders	$0.54	$(0.04)	$(1.28)
Diluted income (loss) per common share:
Net income (loss) from continuing operations	$0.53	$(0.11)	$(0.88)
Net income (loss) available to common shareholders	$0.53	$(0.04)	$(1.28)
Weighted average number of common shares outstanding:
Basic	20,516,575	19,230,913	18,240,891
Diluted	20,675,279	19,230,913	18,240,891
The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)

	Year Ended December 31,
	2015	2014	2013
Net income (loss)	$12,441	$357	$(22,216)
Other comprehensive income (loss), net of tax:
Change in unrealized (loss) gain on securities available for sale	(118)	1,462	(1,609)
Change in net unrealized gain and prior service benefit on supplemental executive retirement plan	—	—	20
Total comprehensive income (loss)	$12,323	$1,819	$(23,805)
The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Shares and dollars in thousands)
For the Three Years Ended December 31, 2015

	Series A, B, and C Preferred stock		Common stock		Retained earnings (accumulated deficit)	Accumulated other comprehensive income (loss)	Total
	Number of shares	Amount	Number of shares	Amount
Balance at December 31, 2012	125	$10,027	16,677	$112,790	$624	$(565)	$122,876
Issuance of common stock	—	—	2,222	14,978	—	—	14,978
Conversion of Series A Preferred Stock to common stock	—	—	141	—	—	—	—
Series C Preferred Stock issued as a stock dividend on Series B Preferred Stock	5	538	—	—	(538)	—	—
Common stock based compensation expense	—	—	—	804	—	—	804
Common stock options exercised	—	—	95	305	—	—	305
Net loss	—	—	—	—	(22,216)	—	(22,216)
Other comprehensive loss	—	—	—	—	—	(1,589)	(1,589)
Balance at December 31, 2013	130	$10,565	19,135	$128,877	$(22,130)	$(2,154)	$115,158
Issuance of restricted stock	—	—	51	—	—	—	—
Tax effect from vesting of restricted stock	—	—	(12)	(52)	—	—	(52)
Series C Preferred Stock issued as a stock dividend on Series B Preferred Stock	11	1,112	—	—	(1,112)	—	—
Common Stock based compensation expense	—	—	—	1,139	—	—	1,139
Common stock options exercised	—	—	289	1,217	—	—	1,217
Net income	—	—	—	—	357	—	357
Other comprehensive income	—	—	—	—	—	1,462	1,462
Balance at December 31, 2014	141	$11,677	19,463	$131,181	$(22,885)	$(692)	$119,281
Exchange of Series B Preferred Stock for common stock	(112)	(8,747)	2,105	8,747	—	—	—
Exchange of Series C Preferred Stock for common stock	(35)	(3,523)	662	3,523	—	—	—
Dividends on preferred stock exchanged for common stock	—	—	174	927	(927)	—	—
Inducement for exchange of preferred stock for common stock	—	—	68	512	(512)	—	—
Costs related to the exchange of preferred stock for common stock	—	—	—	(324)	—	—	(324)
Issuance of restricted stock, net	—	—	68	—	—	—	—
Tax effect from vesting of restricted stock	—	—	(16)	(109)	—	—	(109)
Series C Preferred Stock issued as a stock dividend on Series B Preferred Stock	6	593	—	—	(593)	—	—
Common Stock based compensation expense	—	—	—	1,234	—	—	1,234
Common stock options exercised	—	—	296	1,511	—	—	1,511
Net income	—	—	—	—	12,441	—	12,441
Other comprehensive loss	—	—	—	—	—	(118)	(118)
Balance at December 31, 2015	—	$—	22,820	$147,202	$(12,476)	$(810)	$133,916
The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(Dollars in thousands)

	Year Ended December 31,
	2015	2014	2013
Cash Flows From Operating Activities:
Net income (loss)	$12,441	$357	$(22,216)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	525	462	536
Provision for loan and lease losses	—	1,500	4,505
Amortization of premium on securities	319	331	462
Net gains on sales of securities available for sale	—	—	(44)
Other	—	(105)	262
Net amortization of deferred fees and unearned income on loans	(607)	(662)	(386)
Net (gain) loss on sales of other real estate owned	(44)	296	(1,324)
Net gain on sale of premises and equipment	(27)	(56)	(14)
Net gain on sale of small business administration loans	—	(2,074)	—
Small business administration loan originations	—	(27,097)	—
Proceeds from sale of small business administration loans	—	29,245	—
Write down of other real estate owned	85	343	1,922
Stock-based compensation expense	1,234	1,139	804
Tax effect of restricted stock vesting	(109)	(52)	—
Changes in operating assets and liabilities:
Net decrease (increase) in accrued interest receivable	170	(419)	225
Net (increase) decrease in other assets	(561)	(696)	958
Net (increase) decrease in deferred taxes	(11,562)	1,620	4,165
Net (increase) decrease in income taxes receivable	(49)	(691)	1,605
Net increase (decrease) in accrued interest payable	33	(2,063)	453
Net increase (decrease) in other liabilities	80	(1,304)	97
Net cash provided by discontinued operations	—	8,702	43,574
Net cash provided by operating activities	1,928	8,776	35,584
Cash Flows From Investing Activities:
Net decrease (increase) in interest-bearing time deposits with financial institutions	3	(2,245)	—
Maturities of and principal payments received on securities available for sale and other stock	8,409	9,403	13,256
Purchase of securities available for sale and other stock	(283)	(1,863)	(1,215)
Proceeds from sale of securities available for sale and other stock	—	—	6,689
Principal payments received on other investments	2,087	—	—
Proceeds from sale of other real estate owned	1,181	15,269	10,405
Capitalized cost of other real estate owned	—	(21)	(308)
Net increase in loans	(25,209)	(65,668)	(50,245)
Purchases of premises and equipment	(575)	(334)	(618)
Proceeds from sale of premises and equipment	27	77	71
Net cash used in investing activities	(14,360)	(45,382)	(21,965)
Cash Flows From Financing Activities:
Proceeds from sale of common stock	—	—	14,978
Payments for exchange of preferred stock for common stock	(324)	—	—
Net (decrease) increase in deposits	(22,469)	136,084	(65,170)
Proceeds from borrowings	—	—	35,000
Payments of borrowings	(29,500)	(30,500)	(20,000)
Proceeds from exercise of common stock options	1,511	1,217	305
Net cash (used in) provided by financing activities	(50,782)	106,801	(34,887)
Net (decrease) increase in cash and cash equivalents	(63,214)	70,195	(21,268)
Cash and Cash Equivalents, beginning of period	177,135	106,940	128,208
Cash and Cash Equivalents, end of period	$113,921	$177,135	$106,940
Supplementary Cash Flow Information:
Cash paid for interest on deposits and other borrowings	$5,236	$7,892	$4,864
Cash paid for income taxes	$58	$—	$—
 The accompanying notes are an integral part of these consolidated financial statements.

(Dollars in thousands)	Year Ended December 31,
	2015	2014	2013
Non-Cash Investing Activities:
Transfer of loans into other real estate owned	$280	$5,188	$5,276
Transfer of loans held for sale to loans held for investment	$—	$—	$5,319
Non-Cash Financing Activities:
Series C Preferred Stock issued in connection with dividends on Series B Preferred Stock	$593	$1,112	$538
Exchange of Series B and Series C Preferred Stock for common stock	$13,709	$—	$—
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
Use of Estimates
The preparation of the financial statements in conformity with GAAP requires us to make certain estimates and assumptions that could affect the reported amounts of certain of our assets, liabilities, and contingencies at the date of the financial statements and the reported amounts of our revenues and expenses during the reporting periods. For the fiscal periods covered by this Report, those estimates related primarily to our determinations of the allowance for loan and lease losses (“ALLL”), the fair values of securities available for sale, repurchase reserves on mortgage loans sold, and the determination of reserves pertaining to deferred tax assets. If circumstances or financial trends on which those estimates were based were to change in the future or there were to occur any currently unanticipated events affecting the amounts of those estimates, our future financial position or results of operations could differ, possibly materially, from those expected at the current time.
Principles of Consolidation
Our consolidated financial statements for the years ended December 31, 2015, 2014 and 2013 include the accounts of PMBC, the Bank and PMAR. All significant intercompany balances and transactions were eliminated in consolidation.
Discontinued Operations
The revenues and expenses of our mortgage banking division are reported in the consolidated statements of operations as discontinued operations for all periods presented. In determining whether the revenues and expenses are reported as discontinued operations, we evaluate whether we have any significant continuing involvement in the management of any of the mortgage banking operations. If we were to determine that we had any significant continuing involvement, the revenues and expenses of the respective operations would not be recorded in discontinued operations. As of December 31, 2015 and 2014, we determined that the mortgage repurchase reserves are a liability of the Bank and are not included within the liabilities of discontinued operations. The repurchase reserves are included within other liabilities of the consolidated statements of financial condition.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents
For purposes of the statements of cash flow, cash and cash equivalents consist of cash and due from banks, interest bearing demand deposits with the FRBSF, federal funds sold and interest-bearing deposits, with original maturities of 90 days or less, with financial institutions. Generally, federal funds are sold for one-day periods. As of December 31, 2015 and 2014 the Bank maintained required reserves with FRBSF of approximately $1,356,000 and $724,000, respectively, which are included in cash and due from banks in the accompanying consolidated statements of financial condition.
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
Loan Loss Obligation on Loans Previously Sold
Upon a sale of mortgage loans held for sale (“LHFS”) that we have originated, the risk of loss due to default by the borrower is generally transferred to the investor. However, we are required to make certain representations to the purchasers of such loans relating to credit information, loan documentation and collateral. These representations and warranties may extend through the contractual life of the loan. If subsequent to the sale of such a loan, any underwriting deficiencies, borrower fraud or documentation defects are discovered with respect to the loan, we may become obligated to repurchase the loan or indemnify the investors for any losses from borrower defaults if such deficiencies or defects cannot be cured within the specified cure periods following their discovery. The obligation for losses attributable to any erroneous representations and warranties or other deficiencies or defects is recorded at its estimate of expected future losses using historical and projected loss frequency and loss severity ratios to estimate our exposure to such losses. In the case of early loan payoffs and early defaults on certain loans, we may be required to repay all or a portion of any premium initially paid by the purchaser of the loan at the time of sale. The obligations associated with early loan payoffs and early defaults on mortgage loans are estimated on the basis of historical loss experience by type of loan.
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

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

An ALLL is established by means of a provision for loan and lease losses that is charged against income. If we conclude that the collection, in full, of the carrying amount of a loan has become unlikely, the loan, or the portion thereof that is believed to be uncollectible, is charged against the ALLL. We carefully monitor changing economic conditions, the loan portfolio by category, the financial condition of borrowers and the history of the performance of the loan portfolio in determining the adequacy of the ALLL. Additionally, as the volume of loans increases, additional provisions for loan losses may be required to maintain the allowance at levels deemed adequate. Moreover, if economic conditions were to deteriorate, causing the risk of loan losses to increase, it would become necessary to increase the allowance to an even greater extent, which would necessitate additional provisions that would be charged to income. We also evaluate the unfunded portion of loan commitments and establish a loss reserve, included in other liabilities, for such unfunded commitments through a charge against noninterest expense. The loss reserve for unfunded loan commitments was $275,000 at each of December 31, 2015 and 2014.
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
Investment in Unconsolidated Subsidiaries
Investment in unconsolidated subsidiaries is stated at cost. The unconsolidated subsidiaries are comprised of two grantor trusts established in 2002 and 2004 in connection with our issuance of subordinated debentures in each of those years. Prior to 2004, we organized two business trusts, under the names PMB Statutory Trust III and PMB Capital Trust III, to facilitate our issuance of $7.2 million and $10.3 million, respectively, principal amount of junior subordinated debentures with maturity dates in 2032 and 2034, respectively. The principal amounts remain outstanding as of December 31, 2015.
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
Stock Option Plans
We follow Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 718-10, Share-Based Payment, which requires entities that grant stock options or other equity compensation awards to employees to recognize in their financial statements the fair values of those options or share awards as compensation cost over their requisite service (vesting) periods of those options or share awards. Since stock-based compensation cost that is recognized in the statements of

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

operations is to be determined based on the equity compensation awards that we expect will ultimately vest, that compensation expense is reduced for estimated forfeitures of unvested options or unvested share awards that typically occur due primarily to terminations of employment of optionees or recipients of such share awards. Forfeitures are required to be estimated at the time of the grant of options or other share awards and are revised, if necessary, in subsequent periods if actual forfeitures differ from those earlier estimates. For purposes of the determination of stock-based compensation expense for the year ended December 31, 2015, we estimated forfeitures of 11.9% of the options that were granted to officers and other employees.
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
Segment Reporting
During the years ended December 31, 2015, 2014 and 2013, we had one reportable segment, which was our commercial banking division, and one non-reportable segment which was our discontinued operations related to our mortgage banking division. In connection with our exit from the mortgage banking business in 2013, the revenues and expenses of our mortgage banking division have been classified as discontinued operations for all periods presented.
Recent Accounting Pronouncements
In February 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-04, “Receivables — Troubled Debt Restructurings by Creditors (Subtopic 310-40) — Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure,” which amended its guidance to clarify when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan should be derecognized and the real estate recognized. This guidance is effective for interim and annual periods beginning after December 15, 2014. Early adoption is permitted. We adopted this guidance on January 1, 2015 and it did not have a material effect on our consolidated financial statements.
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
In June 2014, the FASB issued ASU 2014-11, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period,” which amended its guidance on how to account for certain performance related share-based compensation plans. The amendments clarify the guidance on how to account for performance based awards when the requisite service period is met prior to potential performance targets being achieved. This guidance is effective for interim and annual periods beginning after December 15, 2015. Early adoption is permitted. We adopted this guidance on January 1, 2016 and it did not have a material effect on our consolidated financial statements.
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
In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis,” amends the guidance for assessing how relationships of related parties affect the consolidation analysis, eliminates the presumption that a general partner should consolidate a limited partnership, eliminates the consolidation model specific to limited partnerships, clarifies when fees paid to a decision maker should be a factor in consolidation of a variable interest entity, and reduces the number of variable interest entity consolidation models. This guidance is effective for interim and annual periods beginning after December 15, 2015. Early adoption is permitted. We adopted this guidance on January 1, 2016 and it did not have an impact on our consolidated financial statements.
In April 2015, the FASB issued ASU 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs,” which requires that the debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. This simplifies the presentation of debt issuance costs and makes the presentation consistent with the presentation of debt discounts. This guidance is effective for interim and annual periods beginning after December 15, 2015. Early adoption is permitted. We adopted this guidance on January 1, 2016 and it did not have a material impact on our consolidated financial statements.
In August 2015, the FASB issued ASU 2015-15, “Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements — Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting,” which clarifies the accounting for debt issuance costs for line-of-credit arrangements. We adopted this guidance on January 1, 2016 and it did not have a material impact on our consolidated financial statements.
In January 2016, the FASB issued ASU 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities,” which enhances the reporting model for financial instruments to provide users of financial statements with more useful information. Some of the provisions include: requiring equity investments to be measured at fair value with changes in fair value recognized in net income, simplifying the impairment assessment of equity investments without readily determinable fair values, eliminating the requirement to disclose the method and significant assumptions used to estimate fair value on financial instruments measured at amortized cost on the balance sheet, requiring public business entities to use the exit price notion when measuring the fair value of financial instruments, requiring the reporting organization to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the organization has elected to measure the liability at fair value in accordance with the fair value option, requiring separate presentation of financial assets and liabilities by measurement category and form of financial asset on the balance sheet or notes to the financial statements, and clarifying that the reporting organization should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the organization's other deferred tax assets. This guidance is effective for interim and annual periods beginning after December 15, 2017. Early adoption is not permitted for public companies. We will adopt this guidance on January 1, 2018 and do not expect it to have a material impact on our consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which requires lessees to recognize the following for all leases (with the exception of short-term leases) at the commencement date: a lease liability measured on a discounted basis and a right-of-use asset a specified asset for the lease term. Under the new guidance, lessor account is largely unchanged and the the accounting for sale and leaseback transactions were simplified. This guidance is effective for interim and annual periods beginning after December 15, 2018. Early adoption is permitted. We will adopt this guidance on January 1, 2019 and do not expect it to have a material impact on our consolidated financial statements and our disclosures related to leases.
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

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
FHLB and FRBSF Stock. The Bank is a member of the FHLB and the FRBSF. As members, we are required to own stock of the FHLB and the FRBSF, the amount of which is based primarily on the level of our borrowings from those institutions. We also have the right to acquire additional shares of stock in either or both of the FHLB and the FRBSF. During the year ended December 31, 2015, we purchased $33 thousand in value of FHLB stock and no shares of FRBSF stock. The fair values of the FHLB and FRBSF stock are equal to their respective carrying amounts, are classified as restricted securities and are periodically evaluated for impairment based on our assessment of the ultimate recoverability of our investments in that stock. Any cash or stock dividends paid to us on such stock are reported as income.
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

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Other Real Estate Owned. OREO is reported at its net realizable value (fair value less estimated costs to sell) at the time any real estate collateral is acquired by the Bank in satisfaction of a loan. Subsequently, OREO is carried at the lower of carrying value or fair value less estimated costs to sell. Fair value is determined based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, we record the foreclosed asset at Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, we record the foreclosed asset at Level 3.

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

Assets Recorded at Fair Value on a Recurring Basis
The following tables show the recorded amounts of assets and liabilities measured at fair value on a recurring basis at December 31, 2015 and 2014.

	At December 31, 2015
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Assets and Liabilities at Fair Value:
Investment securities available for sale
Mortgage backed securities issued by U.S. agencies	$45,154	$—	$45,154	$—
Collateralized mortgage obligations issued by non-agency	632	—	632	—
Asset-backed securities	1,480	—	—	1,480
Mutual funds	4,983	4,983	—	—
Total securities available for sale at fair value	$52,249	$4,983	$45,786	$1,480

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	At December 31, 2014
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Assets and Liabilities at Fair Value:
Investment securities available for sale
Mortgage backed securities issued by U.S. agencies	$53,739	$—	$53,739	$—
Collateralized mortgage obligations issued by non agency	777	—	777	—
Asset-backed securities	1,650	—	—	1,650
Mutual funds	4,760	4,760	—	—
Total securities available for sale at fair value	$60,926	$4,760	$54,516	$1,650

The changes in Level 3 assets measured at fair value on a recurring basis are summarized as follows for the year ended December 31, 2015:

Asset Backed Securities
(Dollars in thousands)
Balance of recurring Level 3 instruments at December 31, 2014	$1,650
Total gains or losses (realized/unrealized):
Included in other comprehensive income	(114)
Settlements	(56)
Transfers in and/or out of Level 3	—
Balance of Level 3 assets at December 31, 2015	$1,480
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

	At December 31, 2015
	Total	Level 1	Level 2	Level 3
Assets at Fair Value:	(Dollars in thousands)
Impaired loans	$25,857	$—	$—	$25,857
Other real estate owned	650	—	650	—
Total	$26,507	$—	$650	$25,857

There were no transfers in or out of Level 3 measurements for nonrecurring items during the year ended December 31, 2015.
Significant Unobservable Inputs and Valuation Techniques of Level 3 Fair Value Measurements
For our fair value measurements classified in Level 3 of the fair value hierarchy as of December 31, 2015, a summary of the significant unobservable inputs and valuation techniques is as follows:

	Fair Value Measurement as of December 31, 2015	Valuation Techniques	Unobservable Inputs	Range	Weighted Average
	(Dollars in thousands)
Assets
Asset-backed security	$1,480	Third-Party Pricing	Marketability discount	N/A (1)
			Illiquidity discount	N/A (1)
Impaired loans	25,857	Third-Party Pricing	Appraisals	N/A (2)
	$27,337

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Information is unavailable as valuation was obtained from third-party pricing services.

(2)
We obtain appraisals for our various properties included within impaired loans which primarily rely upon market comparisons. These market comparisons support our assumption that the carrying value of the respective loans either requires or does not require additional impairment.

Fair Value Measurements for Other Financial Instruments
The table below provides estimated fair values and related carrying amounts of our financial instruments as of December 31, 2015 and December 31, 2014, excluding financial assets and liabilities which are recorded at fair value on a recurring basis.

	Estimated Fair Value
	At December 31, 2015					At December 31, 2014
	Carrying Value	Total	Level 1	Level 2	Level 3	Carrying Value	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$113,921	$113,921	$113,921	$—	$—	$177,135	$177,135	177,135	—	—
Interest-bearing deposits with financial institutions	4,665	4,665	4,665	—	—	4,668	4,668	4,668	—	—
Federal Reserve Bank of San Francisco and Federal Home Loan Bank stock	8,170	8,170	8,170	—	—	8,137	8,137	8,137	—	—
Loans, net	849,733	846,690	—	—	846,690	824,197	818,547	—	—	818,547
Accrued interest receivable	2,266	2,266	2,266	—	—	2,436	2,436	2,436	—	—
Financial liabilities:
Noninterest bearing deposits	249,676	249,676	249,676	—	—	237,491	237,491	237,491	—	—
Interest-bearing deposits	644,164	643,935	—	643,935	—	678,818	678,890	—	678,890	—
Borrowings	10,000	9,999	—	9,999	—	39,500	39,418	—	39,418	—
Junior subordinated debentures	17,527	17,527	—	17,527	—	17,527	17,527	—	17,527	—
Accrued interest payable	255	255	255	—	—	222	222	222	—	—

4. Investments
Securities Available For Sale, at Fair Value
The following table sets forth the major components of securities available for sale and compares the amortized costs and estimated fair market values of, and the gross unrealized gains and losses on, these securities at December 31, 2015 and 2014:

(Dollars in thousands)	December 31, 2015				December 31, 2014
	Amortized Cost	Gross Unrealized		Estimated Fair Value	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gain	Loss			Gain	Loss
Securities Available for Sale
Mortgage backed securities issued by U.S. Agencies(1)	$46,126	$4	$(976)	$45,154	$54,653	$26	$(940)	$53,739
Collateralized mortgage obligations issued by non agencies(1)	646	—	(14)	632	790	—	(13)	777
Asset backed security(2)	2,027	—	(547)	1,480	2,083	—	(433)	1,650
Mutual funds(3)	5,000	33	(50)	4,983	4,750	45	(35)	4,760
Total	$53,799	$37	$(1,587)	$52,249	$62,276	$71	$(1,421)	$60,926

(1)	Secured by closed-end first liens on 1-4 family residential mortgages.

(2)	Comprised of a security that represents an interest in a pool of trust preferred securities issued by U.S.-based banks and insurance companies.

(3)	Consists primarily of mutual fund investments in closed-end first lien 1-4 family residential mortgages.
At December 31, 2015 and 2014, U.S. agency mortgage backed securities and collateralized mortgage obligations with an aggregate fair market value of $2.9 million and $3.6 million, respectively, were pledged to secure FHLB borrowings, repurchase agreements, local agency deposits and treasury, tax and loan accounts.
The amortized cost and estimated fair values of securities available for sale at December 31, 2015 and December 31, 2014 are shown in the tables below by contractual maturities taking into consideration historical prepayments based on the prior

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

twelve months of principal payments. Expected maturities will differ from contractual maturities and historical prepayments, particularly with respect to collateralized mortgage obligations, primarily because prepayment rates are affected by changes in conditions in the interest rate market and, therefore, future prepayment rates may differ from historical prepayment rates.

	At December 31, 2015 Maturing in
(Dollars in thousands)	One year or less	Over one year through five years	Over five years through ten years	Over ten Years	Total
Securities available for sale, amortized cost	$7,761	$26,178	$14,164	$5,696	$53,799
Securities available for sale, estimated fair value	7,599	25,716	13,857	5,077	52,249
Weighted average yield	1.63%	1.60%	1.60%	2.05%	1.65%

	At December 31, 2014 Maturing in
(Dollars in thousands)	One year or less	Over one year through five years	Over five years through ten years	Over ten Years	Total
Securities available for sale, amortized cost	$7,483	$29,008	$17,448	$8,337	$62,276
Securities available for sale, estimated fair value	7,359	28,614	17,148	7,805	60,926
Weighted average yield	1.54%	1.64%	1.60%	1.83%	1.64%

We had no sales of securities available for sale during the years ended December 31, 2015 and December 31, 2014. We recognized net gains on sales of securities available for sale of $44 thousand on sale proceeds of $6.7 million during the year ended December 31, 2013.
The tables below indicate, as of December 31, 2015 and 2014, the gross unrealized losses and fair values of our investments, aggregated by investment category, and length of time that the individual securities have been in a continuous unrealized loss position.

	Securities with Unrealized Loss at December 31, 2015
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Residential mortgage backed securities issued by U.S. Agencies	$20,597	$(197)	$23,865	$(779)	$44,462	$(976)
Non-agency collateralized mortgage obligations	—	—	631	(14)	631	(14)
Asset backed security	—	—	1,480	(547)	1,480	(547)
Mutual funds	1,728	(23)	973	(27)	2,701	(50)
Total	$22,325	$(220)	$26,949	$(1,367)	$49,274	$(1,587)

	Securities With Unrealized Loss as of December 31, 2014
	Less than 12 months		12 months or more		Total
(Dollars In thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Residential mortgage backed securities issued by U.S. Agencies	$—	$—	$50,697	$(940)	$50,697	$(940)
Non-agency collateralized mortgage obligations	—	—	776	(13)	776	(13)
Asset backed security	—	—	1,651	(433)	1,651	(433)
Mutual funds	2,464	(35)	—	—	2,464	(35)
Total	$2,464	$(35)	$53,124	$(1,386)	$55,588	$(1,421)
We regularly monitor investments for significant declines in fair value. We have determined that declines in the fair values of these investments below their respective amortized costs, as set forth in the tables above, are temporary because (i) those declines were due to interest rate changes and not to a deterioration in the creditworthiness of the issuers of those investment securities, and (ii) we have the intent and ability to hold those securities until there is a recovery in their values or until their maturity.
We recognize other-than-temporary impairments (“OTTI”) to our available-for-sale debt securities in accordance with FASB ASC 320-10. When there are credit losses associated with, but we have no intention to sell, an impaired debt security, and it is more likely than not that we will not have to sell the security before recovery of its cost basis, we will separate the amount of

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

impairment, or OTTI, between the amount that is credit related and the amount that is related to non-credit factors. Credit-related impairments are recognized in our consolidated statements of operations. Any non-credit-related impairments are recognized and reflected in other comprehensive income (loss).
Through the impairment assessment process, we determined that the available-for-sale securities discussed below were other-than-temporarily impaired at December 31, 2015. We recorded no impairment credit losses on available-for-sale securities in our consolidated statements of operations for the years ended December 31, 2015 and 2014. The OTTI related to factors other than credit losses, in the aggregate amount of $534 thousand, was recognized as other comprehensive loss in our accompanying consolidated statement of financial condition.

The table below presents, for the years ended December 31, 2015 and 2014, a roll-forward of OTTI in those instances when a portion of the OTTI was attributable to non-credit related factors and, therefore, was recognized in other comprehensive loss:

(Dollars in thousands)	Gross Other- Than- Temporary Impairments	Other-Than- Temporary Impairments Included in Other Comprehensive Loss	Net Other-Than- Temporary Impairments Included in Retained Earnings (Deficit)
Balance – December 31, 2013	$(1,459)	$(906)	$(553)
Changes in market value on securities for which an OTTI was previously recognized	455	455	—
Principal received on OTTI security	18	18	—
Balance – December 31, 2014	$(986)	$(433)	$(553)
Change in market value on a security for which an OTTI was previously recognized	(153)	(153)	—
Principal received on OTTI security	52	52	—
Balance – December 31, 2015	$(1,087)	$(534)	$(553)
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
Based on our OTTI assessment process, we determined that there is one asset-backed security in our portfolio of securities held for sale that was impaired as of December 31, 2015. This security is a multi-class, cash flow collateralized bond obligation backed by a pool of trust preferred securities issued by a diversified pool of 56 issuers that consisted of 45 U.S. depository institutions and 11 insurance companies at the time of the security’s issuance in November 2007. We purchased $3.0 million face amount of this security in November 2007 at a price of 95.21% for a total purchase price of $2.9 million, out of a total of $363 million of this security sold at the time of issuance. The security that we own (CUSIP 74042CAE8) is the mezzanine class B piece security with a variable interest rate of 3 month LIBOR plus 60 basis points, which had a rating of Aa2 and AA by Moody’s and Fitch, respectively, at the time of issuance in 2007.
As of December 31, 2015 the amortized cost of this security was $2.0 million with a fair value of $1.5 million, for an unrealized loss of approximately $547 thousand. As of December 31, 2015, the security had a Baa3 rating from Moody’s and a B rating from Fitch and had experienced $42.5 million in defaults (12.5% of total current collateral) and $7.0 million in deferring securities (2.1% of total current collateral) from issuance to December 31, 2015. As of December 31, 2015, the mezzanine class B tranche had $59.5 million in excess subordination.

We have made a determination that the remainder of our securities with respect to which there were unrealized losses as of December 31, 2015 are not other-than-temporarily impaired, because we have concluded that we have the intent and ability to continue to hold those securities until their respective fair market values increase above their respective amortized costs or, if

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

necessary, until their respective maturities. In reaching that conclusion we considered a number of factors and other information, which included: (i) the significance of each such security, (ii) the amount of the unrealized losses attributable to each such security, (iii) our liquidity position, (iv) the impact that retention of those securities could have on our capital position and (v) our evaluation of the expected future performance of these securities (based on the criteria discussed above).

Other Investments
As of December 31, 2014, we had one investment in a limited partnership which was accounted for under the equity method of accounting and included within other assets on the consolidated statements of financial condition. During the year ended December 31, 2015, we redeemed 100% of our investment in the limited partnership for a return of capital of $2.1 million. As of December 31, 2015 and December 31, 2014, our other investment was as follows:

	December 31,
	2015	2014
	(Dollars in thousands)
Investments accounted for under the equity method	$—	$2,081

5. Loans and Allowance for Loan and Lease Losses
The loan portfolio consisted of the following at:

	December 31, 2015		December 31, 2014
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial loans	$347,300	40.3%	$301,746	36.0%
Commercial real estate loans – owner occupied	195,554	22.7%	212,515	25.4%
Commercial real estate loans – all other	146,641	17.0%	146,676	17.5%
Residential mortgage loans – multi-family	81,487	9.5%	95,276	11.4%
Residential mortgage loans – single family	52,072	6.0%	64,326	7.7%
Land development loans	10,001	1.2%	7,745	0.9%
Consumer loans	28,663	3.3%	9,687	1.2%
Gross loans	861,718	100.0%	837,971	100.0%
Deferred fee (income) costs, net	731		59
Allowance for loan and lease losses	(12,716)		(13,833)
Loans, net	$849,733		$824,197
At December 31, 2015 and 2014, real estate loans of approximately $523.4 million and $424.5 million, respectively, were pledged to secure borrowings obtained from the FHLB.
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

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On a quarterly basis, we utilize a classification based loan loss migration model as well as review individual loans in determining the adequacy of the ALLL for homogenous pools of loans that are not subject to specific reserve allocations. Our loss migration analysis tracks 16 quarters of loan loss history and industry loss factors to determine historical losses by classification category for each loan type, except certain consumer loans (automobile, mortgage and credit cards). We then apply these calculated loss factors, together with qualitative factors based on external economic conditions and trends and internal assessments, to the outstanding loan balances in each homogenous group of loans, and then, using our internal asset quality grading parameters, we grade the loans as “Pass,” “Special Mention,” “Substandard” or “Doubtful”. We analyze impaired loans individually. This grading is based on the credit classifications of assets as prescribed by government regulations and industry standards and is separated into the following groups:

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

Set forth below is a summary of the activity in the ALLL, by portfolio type, during the years ended December 31, 2015, 2014 and 2013.

(Dollars in thousands)	Commercial	Real Estate	Land Development	Consumer and Single Family Mortgages	Total
ALLL in the year ended December 31, 2015:
Balance at beginning of year	$7,670	$5,133	$296	$734	$13,833
Charge offs	(2,643)	—	(85)	(199)	(2,927)
Recoveries	1,798	4	—	8	1,810
Provision	(186)	(28)	71	143	—
Balance at end of year	$6,639	$5,109	$282	$686	$12,716
ALLL in the year ended December 31, 2014:
Balance at beginning of year	$5,812	$4,517	$165	$864	$11,358
Charge offs	(551)	—	—	(102)	(653)
Recoveries	1,467	76	—	85	1,628
Provision	942	540	131	(113)	1,500
Balance at end of year	$7,670	$5,133	$296	$734	$13,833
ALLL in the year ended December 31, 2013:
Balance at beginning of year	$6,340	$3,487	$248	$806	$10,881
Charge offs	(5,945)	(308)	(5)	(200)	(6,458)
Recoveries	2,337	5	54	34	2,430
Provision	3,080	1,333	(132)	224	4,505
Balance at end of year	$5,812	$4,517	$165	$864	$11,358

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Set forth below is information regarding loan balances and the related ALLL, by portfolio type, as of December 31, 2015 and December 31, 2014.

(Dollars in thousands)	Commercial	Real Estate	Land Development	Consumer and Single Family Mortgages	Total
ALLL balance at December 31, 2015 related to:
Loans individually evaluated for impairment	$—	$484	$—	$—	$484
Loans collectively evaluated for impairment	$6,639	$4,625	$282	$686	$12,232
Total	$6,639	$5,109	$282	$686	$12,716
Loans balance at December 31, 2015 related to:
Loans individually evaluated for impairment	$12,431	$11,107	$1,618	$701	$25,857
Loans collectively evaluated for impairment	334,869	412,575	8,383	80,034	835,861
Total	$347,300	$423,682	$10,001	$80,735	$861,718
ALLL balance at December 31, 2014 related to:
Loans individually evaluated for impairment	$995	$537	$—	$—	$1,532
Loans collectively evaluated for impairment	$6,675	$4,596	$296	$734	$12,301
Total	$7,670	$5,133	$296	$734	$13,833
Loans balance at December 31, 2014 related to:
Loans individually evaluated for impairment	$21,117	$7,536	$2,111	$4,373	$35,137
Loans collectively evaluated for impairment	280,629	446,931	5,634	69,640	802,834
Total	$301,746	$454,467	$7,745	$74,013	$837,971

Credit Quality
The amounts of nonperforming assets and delinquencies that occur within our loan portfolio factors in our evaluation of the adequacy of the ALLL.
The following table provides a summary of the delinquency status of loans by portfolio type at December 31, 2015 and 2014:

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater	Total Past Due	Current	Total Loans Outstanding	Loans >90 Days and Accruing
At December 31, 2015
Commercial loans	$2,010	$1,008	$8,766	$11,784	$335,516	$347,300	$—
Commercial real estate loans – owner-occupied	—	—	797	797	194,757	195,554	—
Commercial real estate loans – all other	316	—	5,207	5,523	141,118	146,641	—
Residential mortgage loans – multi-family	—	—	—	—	81,487	81,487	—
Residential mortgage loans – single family	—	—	535	535	51,537	52,072	—
Land development loans	—	—	1,618	1,618	8,383	10,001	—
Consumer loans	—	—	—	—	28,663	28,663	—
Total(1)	$2,326	$1,008	$16,923	$20,257	$841,461	$861,718	$—
At December 31, 2014
Commercial loans	$553	$—	$—	$553	$301,193	$301,746	$—
Commercial real estate loans – owner-occupied	—	—	—	—	212,515	212,515	—
Commercial real estate loans – all other	20	—	2,117	2,137	144,539	146,676	—
Residential mortgage loans – multi-family	—	—	—	—	95,276	95,276	—
Residential mortgage loans – single family	835	—	285	1,120	63,206	64,326	—
Land development loans	—	—	364	364	7,381	7,745	—
Consumer loans	17	—	—	17	9,670	9,687	—
Total	$1,425	$—	$2,766	$4,191	$833,780	$837,971	$—

(1)    Loans 90 days or more past due included one consumer mortgage loan collateralized by residential real estate with a recorded investment of $535 thousand which is in the process of foreclosure.
Generally, the accrual of interest on a loan is discontinued when principal or interest payments become more than 90 days past due, unless we believe that the loan is adequately collateralized and it is in the process of collection. There were no loans 90 days or more past due and still accruing interest at December 31, 2015 or December 31, 2014. In certain instances, when a loan is placed on non-accrual status, previously accrued but unpaid interest is reversed against current income. Subsequent collections of cash are applied as principal reductions when received, except when the ultimate collectability of principal is probable, in which case such payments are applied to accrued and unpaid interest, which is credited to income. Non-accrual loans may be restored to accrual status when principal and interest become current and full repayment becomes expected.
The following table provides information with respect to loans on nonaccrual status, by portfolio type, as of December 31, 2015 and 2014:

	December 31,
	2015	2014
	(Dollars in thousands)
Nonaccrual loans:
Commercial loans	$12,284	$16,182
Commercial real estate loans – owner occupied	3,815	2,171
Commercial real estate loans – all other	6,268	2,117
Residential mortgage loans - multi family	447	—
Residential mortgage loans – single family	701	1,472
Land development loans	1,618	2,111
Total(1)	$25,133	$24,053

(1)    Nonaccrual loans may include loans that are currently considered performing loans.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 We classify our loan portfolio using internal credit quality ratings. The following table provides a summary of loans by portfolio type and our internal credit quality ratings as of December 31, 2015 and 2014, respectively.

	December 31,
(Dollars in thousands)	2015	2014	Increase (Decrease)
Pass:
Commercial loans	$329,192	$280,102	$49,090
Commercial real estate loans – owner occupied	189,944	208,687	(18,743)
Commercial real estate loans – all other	127,702	128,974	(1,272)
Residential mortgage loans – multi family	81,040	94,817	(13,777)
Residential mortgage loans – single family	51,371	62,854	(11,483)
Land development loans	8,383	5,634	2,749
Consumer loans	28,663	9,687	18,976
Total pass loans	$816,295	$790,755	$25,540
Special Mention:
Commercial loans	$5,626	$351	$5,275
Commercial real estate loans – owner occupied	177	—	177
Commercial real estate loans – all other	9,452	6,588	2,864
Residential mortgage loans – multi family	—	459	(459)
Total special mention loans	$15,255	$7,398	$7,857
Substandard:
Commercial loans	$12,482	$19,655	$(7,173)
Commercial real estate loans – owner occupied	5,433	3,828	1,605
Commercial real estate loans – all other	9,487	11,114	(1,627)
Residential mortgage loans – multi family	447	—	447
Residential mortgage loans – single family	701	1,472	(771)
Land development loans	1,618	2,111	(493)
Total substandard loans	$30,168	$38,180	$(8,012)
Doubtful:
Commercial loans	$—	$1,638	$(1,638)
Total doubtful loans	$—	$1,638	$(1,638)
Total Loans:	$861,718	$837,971	$23,747
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
The following table sets forth information regarding impaired loans, at December 31, 2015 and December 31, 2014:

	December 31,
(Dollars in thousands)	2015	2014
Impaired loans:
Nonaccruing loans	$5,063	$18,118
Nonaccruing restructured loans	20,070	5,935
Accruing restructured loans (1)	724	11,084
Accruing impaired loans	—	—
Total impaired loans	$25,857	$35,137
Impaired loans less than 90 days delinquent and included in total impaired loans	$6,584	$32,371

(1)	See "Troubled Debt Restructurings" below for a description of accruing restructured loans at December 31, 2015 and December 31, 2014.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below contains additional information with respect to impaired loans, by portfolio type, as of December 31, 2015 and 2014:

	December 31, 2015			December 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance (1)	Recorded Investment	Unpaid Principal Balance	Related Allowance (1)
	(Dollars in thousands)
No allowance recorded:
Commercial loans	$12,431	$14,137	$—	$18,563	$18,839	$—
Commercial real estate loans – owner occupied	2,371	2,515	—	2,171	2,440	—
Commercial real estate loans – all other	6,668	6,806	—	5,365	5,423	—
Residential mortgage loans – multi-family	447	450	—	—	—	—
Residential mortgage loans – single family	701	1,037	—	4,373	4,610	—
Land development loans	1,618	1,732	—	2,111	2,146	—
Total	24,236	26,677	—	32,583	33,458	—
With allowance recorded:
Commercial loans	$—	$—	$—	$2,554	$2,983	$1,532
Commercial real estate loans – owner occupied	1,621	1,872	484	—	—	—
Total	1,621	1,872	484	2,554	2,983	1,532
Total
Commercial loans	$12,431	$14,137	$—	$21,117	$21,822	$1,532
Commercial real estate loans – owner occupied	3,992	4,387	484	2,171	2,440	—
Commercial real estate loans – all other	6,668	6,806	—	5,365	5,423	—
Residential mortgage loans – multi-family	447	450	—	—	—	—
Residential mortgage loans – single family	701	1,037	—	4,373	4,610	—
Land development loans	1,618	1,732	—	2,111	2,146	—
Total	25,857	28,549	484	35,137	36,441	1,532

(1)
When the discounted cash flows, collateral value or market price equals or exceeds the recorded investment in the loan, then specific reserves are not required to be set aside for the loan within the ALLL. This typically occurs when the impaired loans have been partially charged-off and/or there have been interest payments received and applied to the balance of the principal outstanding.

At December 31, 2015 and December 31, 2014 there were $24.2 million and $32.6 million, respectively, of impaired loans for which no specific reserves had been allocated because these loans, in our judgment, were sufficiently collateralized. Of the impaired loans at December 31, 2015 for which no specific reserves were allocated, $14.2 million had been deemed impaired in the prior year.
Average balances and interest income recognized on impaired loans, by portfolio type, for the year ended December 31, 2015, 2014 and 2013 were as follows:

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2015		2014		2013
	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized

No allowance recorded:
Commercial loans	$13,455	$178	$12,590	$782	$8,691	$496
Commercial real estate loans – owner occupied	2,494	115	2,088	18	3,121	—
Commercial real estate loans – all other	6,256	337	6,442	290	12,119	188
Residential mortgage loans – multi-family	451	13	—	—	—	—
Residential mortgage loans – single family	3,137	—	3,732	148	1,716	187
Land development loans	1,665	7	1,246	91	302	12
Total	27,458	650	26,098	1,329	25,949	883
With allowance recorded:
Commercial loans	528	—	2,298	34	—	—
Commercial real estate loans – owner occupied	815	—	121	—	—	—
Total	1,343	—	2,419	34	—	—
Total
Commercial loans	13,983	178	14,888	816	8,691	496
Commercial real estate loans – owner occupied	3,309	115	2,209	18	3,121	—
Commercial real estate loans – all other	6,256	337	6,442	290	12,119	188
Residential mortgage loans – multi-family	451	13	—	—	—	—
Residential mortgage loans – single family	3,137	—	3,732	148	1,716	187
Land development loans	1,665	7	1,246	91	302	12
Total	$28,801	$650	$28,517	$1,363	$25,949	$883
The interest that would have been earned had the impaired loans remained current in accordance with their original terms was $899 thousand in 2015, $384 thousand in 2014 and $490 thousand in 2013.
Troubled Debt Restructurings
Pursuant to the FASB's ASU No. 2011-2, A Creditor's Determination of whether a Restructuring is a Troubled Debt Restructuring, the Company's TDRs totaled $20.8 million and $17.0 million at December 31, 2015 and December 31, 2014, respectively. TDRs consist of loans to which modifications have been made for the purpose of alleviating temporary impairments of the borrower's financial condition and cash flows. Those modifications have come in the forms of changes in amortization terms, reductions in interest rates, interest only payments and, in limited cases, concessions to outstanding loan balances. The modifications are made as part of workout plans we enter into with the borrower that are designed to provide a bridge for the borrower's cash flow shortfalls in the near term. If a borrower works through the near term issues, then in most cases, the original contractual terms of the borrower's loan will be reinstated.
Of the $20.8 million of TDRs outstanding at December 31, 2015, $724 thousand were performing in accordance with their terms and accruing interest and $20.1 million were not. Of the $20.1 million nonperforming TDRs, three loan relationships made up $15.7 million of the amount outstanding as of December 31, 2015. Our impairment analysis determined no specific reserves were required on the TDR balances outstanding at December 31, 2015.
The following table presents loans restructured as TDRs during the years ended December 31, 2015, 2014 and 2013:

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2015			2014			2013
(Dollars in thousands)	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Performing
Commercial loans	2	$147	$147	—	$—	$—	1	$177	$177
Commercial real estate - owner occupied	1	177	177	—	—	—	—	—	—
Commercial real estate – all other	1	400	400	—	—	—	1	613	303
	4	724	724	—	—	—	2	790	480
Nonperforming
Commercial loans	3	2,634	2,634	3	2,716	2,672	3	1,357	1,118
Commercial real estate – owner occupied	2	1,778	1,778	—	—	—	—	—	—
Commercial real estate – all other	1	4,114	4,114	—	—	—	—	—	—
Residential mortgage loans – single family	—	—	—	1	244	242	—	—	—
Land development loans	—	—	—	—	—	—	1	439	391
	6	8,526	8,526	4	2,960	2,914	4	1,796	1,509
Total troubled debt restructurings	10	$9,250	$9,250	4	$2,960	$2,914	6	$2,586	$1,989
During the years ended December 31, 2015, 2014 and 2013, TDRs that were modified within the preceding 12-month period which subsequently defaulted were as follows:

	Year Ended December 31,
	2015		2014		2013
	Number of loans	Recorded Investment	Number of loans	Recorded Investment	Number of loans	Recorded Investment
	(Dollars in thousands)
Commercial loans	—	$—	—	$—	2	$65
Commercial real estate – all other	1	4,114	—	—	—	—
Total	1	$4,114	—	$—	2	$65

6. Premises and Equipment
The major classes of premises and equipment are as follows:

(Dollars in thousands)	December 31,
	2015	2014
Furniture and equipment	$8,371	$8,380
Leasehold improvements	1,910	2,036
	10,281	10,416
Accumulated depreciation and amortization	(9,139)	(9,324)
Total	$1,142	$1,092
The amount of depreciation and amortization included in operating expense was $525,000, $462,000 and $400,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

7. Deposits
Asset
At December 31, 2015, we had $103.3 million in interest bearing deposits at other financial institutions, as compared to $167.1 million at December 31, 2014. The weighted average percentage yields on these deposits for each of the years ended

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 and December 31, 2014 was 0.26% and 0.25%, respectively. Interest bearing deposits with financial institutions can be withdrawn on demand and are considered cash equivalents for purposes of the consolidated statements of cash flows.
At each of December 31, 2015 and December 31, 2014, we had $4.7 million of interest-bearing time deposits at other financial institutions, which were scheduled to mature within one year or had no stated maturity date. The weighted average percentage yields on these deposits were 0.53% and 0.32% for the years ended December 31, 2015 and December 31, 2014, respectively.
Liability
The aggregate amount of time deposits in denominations of $250,000 or more at December 31, 2015 and 2014 was $58.8 million and $97.8 million, respectively.
The scheduled maturities of all time certificates of deposit at December 31, 2015 were as follows:

(Dollars in thousands)	At December 31, 2015
2016	$255,491
2017	20,798
2018	3,106
2019	919
2020 and beyond	12
Total	$280,326

8. Borrowings and Contractual Obligations
At December 31, 2015 and 2014, our borrowings and contractual obligations consisted of the following:

	December 31,
(Dollars in thousands)	2015	2014
FHLB advances—short-term	$10,000	$29,500
FHLB advances—long-term	—	10,000
	$10,000	$39,500
The table below sets forth the amounts of, the interest rates we pay on, and the maturity dates of these FHLB borrowings. These borrowings had a weighted-average annualized interest rate of 1.02% for the year ended December 31, 2015.

Principal Amounts	Interest Rate	Maturity Dates
(Dollars in thousands)
$5,000	1.08%	September 19, 2016
5,000	0.96%	September 30, 2016

At December 31, 2015, $523 million of loans were pledged to secure these FHLB borrowings and to support our unfunded borrowing capacity.
As of December 31, 2015, we had unused borrowing capacity of $241 million with the FHLB. The highest amount of borrowings outstanding at any month-end during the year ended December 31, 2015 was $39.5 million.
As of December 31, 2014, we had $29.5 million of outstanding short-term borrowings and $10.0 million of outstanding long-term borrowings that we had obtained from the FHLB. These borrowings had a weighted-average annualized interest rate of 0.75% for the year ended December 31, 2014.
As of December 31, 2014 we had unused borrowing capacity of $175 million with the FHLB. The highest amount of borrowings outstanding at any month-end during the year ended December 31, 2014 was $70 million.
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

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Set forth below are the respective principal amounts, and certain other information regarding the terms of the Debentures that remained outstanding as of December 31, 2015 and 2014:

Original Issue Dates	Principal Amount	Interest Rate(1)	Maturity Dates
	(In thousands)
September 2002	$7,217	LIBOR plus 3.40%	September 2032
October 2004	10,310	LIBOR plus 2.00%	October 2034
Total	$17,527

(1)	Interest rate resets quarterly.
These Debentures require quarterly interest payments, which are used to make quarterly distributions required to be paid on the corresponding trust preferred securities. Subject to certain conditions, we have the right, at our discretion, to defer those interest payments, and the corresponding distributions on the trust preferred securities, for up to five years. Exercise of this deferral right does not constitute a default of our obligations to pay the interest on the Debentures or the corresponding distributions that are payable on the trust preferred securities. As of December 31, 2015, we were current on all interest payments.
Under the Federal Reserve Board rulings, the borrowings evidenced by the Debentures, which are subordinated to all of our other borrowings that are outstanding or which we may obtain in the future, are eligible (subject to certain dollar limitations) to qualify and, at December 31, 2015 and 2014, $17.0 million of those Debentures qualified as Tier I capital, for regulatory purposes.

9. Related Party Transactions
Per ASC 850-10-20, a related party is defined under GAAP to include: affiliates, principal owners and their immediate family members, management and their immediate families, other parties with which the entity may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests, and other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests. GAAP requires disclosure of all material related party transactions, excluding compensation arrangements, expense allowances, and items eliminated in consolidation. Excluding the equity transactions described in Note 14, Shareholders' Equity, and the transactions noted below, we have no other related party transactions.
Previously, we conducted banking transactions with and made loans to and entered into loan commitments with members of our Board of Directors and certain of the businesses with which they are affiliated or associated. All such loans and loan commitments were made in accordance with applicable laws and government regulations and on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with persons of similar creditworthiness that are not affiliated with us and, when made, did not present any undue risk of collectability. As of December 31, 2015, we are no longer making loans or entering into loan commitments with members of our Board of Directors and their affiliates. As a result, the outstanding loan balance from December 31, 2014 of loans entered into with members of our Board of Directors was paid in full during the year ended December 31, 2015.
The following is a summary of loan transactions with members of the Board of Directors and certain of their affiliates and associates:

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
(Dollars in thousands)	2015	2014(1)
Beginning balance	$96	$653
New loans granted	—	124
Principal repayments	(96)	(111)
Transfers out(2)	—	(570)
Ending balance	$—	$96

(1)	No loans made to executive officers who are not also directors.

(2)	Related to loans that no longer meet the qualifications of a related party.
Deposits maintained by members of the Board of Directors and executive officers at the Bank totaled $240 thousand and $197 thousand at December 31, 2015 and 2014, respectively.

10. Income Taxes
The components of income tax expense (benefit) from continuing operations consisted of the following for the years ended December 31:

(Dollars in thousands)	2015	2014	2013
Current taxes:
Federal	$5	$7	$957
State	4	—	289
Total current taxes	9	7	1,246
Deferred taxes:
Federal	(8,490)	(455)	3,150
State	(3,070)	(160)	1,214
Total deferred taxes	(11,560)	(615)	4,364
Total income tax (benefit) expense	$(11,551)	$(608)	$5,610

The reasons for the differences between the statutory federal income tax rates and our effective tax rates are summarized in the following table:

	Year Ended December 31,
	2015	2014	2013
Federal income tax based on statutory rate	34.0%	34.0%	34.0%
State franchise tax net of federal income tax benefit	7.1	6.3	7.0
Permanent differences	—	(4.1)	(0.6)
Other	3.9	2.1	0.2
Valuation allowance	(1,343.5)	2.9	(100.8)
Total income tax (benefit) expense	(1,298.5)%	41.2%	(60.2)%
At December 31, 2015, we have a net deferred tax asset of $17.6 million, as compared with $5.9 million at December 31, 2014. Adjustments to our deferred tax valuation allowance could be required in the future if we were to conclude, on the basis of our assessment of the realizability of the deferred tax asset, that the amount of that asset which is more likely, than not, to be available to offset or reduce future taxes has decreased. Any such decrease could result in an increase in our provision for income taxes or reductions to our income tax benefits. The components of our net deferred tax asset are as follows at:

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)	December 31,
	2015	2014
Deferred tax asset:
Allowance for loan and lease losses	$5,253	$5,740
Other than temporary impairment on securities	78	78
Deferred compensation	1,098	1,159
Other accrued expenses	1,421	1,196
Charitable contributions	208	220
Reserve for unfunded commitments	113	113
Tax credits	158	161
Net operating loss carry forward	8,313	8,254
Stock based compensation	651	587
Depreciation and amortization	177	208
Unrealized losses on securities and deferred compensation	637	556
Total deferred tax assets	18,107	18,272
Deferred tax liabilities:
State taxes	(230)	(230)
Other	(301)	(25)
Total deferred tax liabilities	(531)	(255)
Valuation allowance	—	(12,084)
Total net deferred tax asset	$17,576	$5,933
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
During the year ended December 31, 2015, we recorded an $11.6 million income tax benefit. Management evaluated the positive and negative evidence and determined that there was enough positive evidence to support the full realization of the deferred tax asset and that no valuation allowance was needed. Positive evidence included projected taxable income utilizing objective assumptions based on 2015 actual results, tax planning strategies, improvement in economic conditions and at least 17 years remaining on the life of our $8.3 million deferred tax asset generated from our net operating loss carryforward. Additionally, the Company has generated positive core earnings for the trailing six quarters which demonstrates the ability to be profitable in what is considered to be the Company's core business (as defined in Note 18, Business Segment Information as our commercial banking segment). While the decision to exit the mortgage business in 2013 did not necessarily ensure that the Company would become profitable, the results provide positive evidence that the decision to exit the unprofitable business is sufficient to overcome the losses incurred in recent years. Negative evidence we considered in making this determination included our three-year cumulative loss deficit and our accumulated deficit. Management determined that the expectation of future taxable income supported by our

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

recent history of positive core earnings after adjusting for aberrational items that caused our cumulative loss condition, including discontinued operations, provided enough positive evidence to outweigh the negative evidence. Therefore, we concluded that it is more-likely-than-not that the existing $17.6 million net deferred tax asset will be realized, resulting in the reversal of the entire valuation allowance against the Company's deferred tax asset.
Our deferred tax assets as of December 31, 2015 do not include $202 thousand of excess tax benefits from stock based compensation expenses that are a component of our net operating loss carryforwards. If and when such excess tax benefits are realized, stockholders equity will be increased.
We file income tax returns with the U.S. federal government and the state of California. As of December 31, 2015, we were subject to examination by the Internal Revenue Service with respect to our U.S. federal tax returns for the 2012 to 2014 tax years and Franchise Tax Board for California state income tax returns for the 2011 to 2014 tax years. Net operating losses on our U.S. federal and California state income tax returns may be carried forward twenty years. As of December 31, 2015, we do not believe there will be any material adverse changes in our unrecognized tax benefits over the next 12 months.
Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of tax expense. We did not have any accrued interest or penalties associated with any unrecognized tax benefits, and no interest expense was recognized during the years ended 2015, 2014 and 2013.

11. Stock-Based Employee Compensation Plans
In May 2010, our shareholders approved the adoption of our 2010 Equity Incentive Plan (the “2010 Incentive Plan”), which authorized and set aside a total of 400,000 shares of our common stock for issuance on the exercise of stock options or the grant of restricted stock or other equity incentives to our officers, and other key employees and directors. An additional 158,211 shares of common stock were also set aside which was equal to the total of the shares that were available for the grant of equity incentives under our shareholder-approved 2008 and 2004 Equity Incentive Plans (the "Previously Approved Plans") at the time of the adoption of the 2010 Incentive Plan. Options to purchase a total of 444,812 shares of our common stock granted under the Previously Approved Plans were outstanding at December 31, 2015. The 2010 Incentive Plan provides that if any of these outstanding options under the Previously Approved Plans expire or are terminated for any reason, then the number of shares that would become available for grants or awards of equity incentives under the 2010 Incentive Plan would be increased by an equivalent number of shares. At the Annual Shareholders meeting held in May 2013, our shareholders approved an additional 800,000 share increase in the maximum number of shares of our common stock that may be issued pursuant to grants or exercises of options or restricted shares or other equity incentives under the 2010 Incentive Plan, of which 80,709 shares of restricted stock vested during the year ended December 31, 2015, thereby decreasing the maximum number of shares authorized under the 2010 Incentive Plan. As a result, as of December 31, 2015, the maximum number of shares that were authorized for the grant of options or other equity incentives under the 2010 Incentive Plan totaled 1,693,526 (assuming that all 444,812 shares of our common stock subject to options under the Previously Approved Plans expire or are terminated), or approximately 7% of the shares of our common stock then outstanding.
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
Under FASB ASC 718-10, we are required to recognize, in our financial statements, the fair value of the options or any restricted shares that we grant as compensation cost over their respective service periods. The fair values of the options that were outstanding at December 31, 2015 under the 2010 Incentive Plan were estimated as of their respective dates of grant using the Black-Scholes option-pricing model. The Company, under the 2010 Incentive Plan, granted restricted stock for the benefit of its

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

employees. These restricted shares vest over a period of three years. The recipients of restricted shares have the right to vote all shares subject to such grant and receive all dividends with respect to such shares whether or not the shares have vested. The recipients do not pay any cash consideration for the shares.
Stock Options
The table below summarizes the weighted average assumptions used to determine the fair values of the options granted during the following periods:

	Year Ended December 31,
Assumptions with respect to:	2015	2014	2013
Expected volatility	44%	44%	44%
Risk-free interest rate	1.82%	2.15%	1.72%
Expected dividends	—%	0.61%	1.00%
Expected term (years)	6.0	6.7	3.1-7.4
Weighted average fair value of options granted during period	$3.13	$2.84	$2.56
The following table summarizes the stock option activity under the Company’s equity incentive plans during the years ended December 31, 2015, 2014 and 2013, respectively.

	Number of Shares	Weighted- Average Exercise Price Per Share	Number of Shares	Weighted- Average Exercise Price Per Share	Number of Shares	Weighted- Average Exercise Price Per Share
	2015		2014		2013
Outstanding – January 1,	1,257,390	$6.51	1,821,000	$6.88	1,566,965	$6.90
Granted	112,828	7.09	58,970	6.38	632,000	6.15
Exercised	(296,100)	5.15	(288,892)	4.24	(94,244)	3.23
Forfeited/Canceled	(235,422)	9.59	(333,688)	10.47	(283,721)	6.66
Outstanding – December 31,	838,696	6.20	1,257,390	6.51	1,821,000	6.88
Options Exercisable – December 31,	622,770	6.06	788,886	6.69	1,035,434	7.50
Options Vested – December 31,	622,770	$6.06	788,886	$6.69	1,035,434	$7.50
Options to purchase 296,100, 288,892, and 94,244 shares of our common stock were exercised during the years ended December 31, 2015, 2014 and 2013, respectively. The aggregate intrinsic value of options exercised during the year ended December 31, 2015, 2014 and 2013, was $556 thousand, $558 thousand and $290 thousand, respectively. The fair values of options vested during the years ended December 31, 2015, 2014 and 2013 were $655 thousand, $831 thousand and $599 thousand, respectively.
The following table provides additional information regarding the vested and unvested options that were outstanding at December 31, 2015.

Options Outstanding as of December 31, 2015					Options Exercisable as of December 31, 2015(1)
	Vested	Unvested	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Shares	Weighted Average Exercise Price
$2.97 – $5.99	186,981	2,600	$3.92	4.96	186,981	$3.91
$6.00 – $9.99	410,989	213,326	6.48	7.72	410,989	6.39
$10.00 – $17.99	14,800	—	15.93	0.87	14,800	15.93
$18.00 – $18.84	10,000	—	18.00	0.11	10,000	18.00
	622,770	215,926	$6.20	6.89	622,770	$6.06

(1)	The weighted average remaining contractual life of the options that were exercisable as of December 31, 2015 was 6.38 years.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The aggregate intrinsic values of options that were outstanding and exercisable under the 2010 Incentive Plan at December 31, 2015 and 2014 was $904 thousand and $1.2 million, respectively.

A summary of the status of the unvested options outstanding as of December 31, 2015, 2014 and 2013, and changes in the weighted average grant date fair values of the unvested options during the years ended December 31, 2015, 2014 and 2013, are set forth in the following table.

	For the year ended
	2015		2014		2013
	Number of Shares Subject to Options	Weighted Average Grant Date Fair Value	Number of Shares Subject to Options	Weighted Average Grant Date Fair Value	Number of Shares Subject to Options	Weighted Average Grant Date Fair Value
Unvested at the beginning of the year	468,504	$2.68	785,566	$2.57	635,706	$2.30
Granted	112,828	3.13	58,970	2.84	632,000	2.56
Vested	(248,406)	2.63	(338,558)	2.45	(290,766)	2.06
Forfeited/Canceled	(117,000)	2.78	(37,474)	2.57	(191,374)	2.38
Unvested at the end of the year	215,926	$2.93	468,504	$2.68	785,566	$2.57
At December 31, 2015, the weighted average period over which nonvested awards were expected to be recognized was 1.99 years.
Restricted Stock
We issued 98,829 shares of restricted stock under the 2010 Incentive Plan during the year ended December 31, 2015, at a price of $7.11 that vest on an annual prorated basis over the next three years. The following table summarizes the activity related to restricted stock granted, vested and forfeited under our equity incentive plans during the years ended December 31, 2015 and 2014.

	For the year ended
	2015		2014
	Number of Shares	Average Grant Date Fair Value	Number of Shares	Average Grant Date Fair Value
Outstanding at the beginning of the year	141,254	$6.29	141,284	$6.23
Granted	98,829	7.11	51,256	6.37
Vested	(80,709)	6.48	(45,000)	6.24
Forfeited	(30,091)	6.44	(6,286)	6.21
Outstanding at the end of the year	129,283	$6.75	141,254	$6.29
Compensation Expense
We expect that the compensation expense that will be recognized during the periods presented below in respect of stock options and restricted stock outstanding at December 31, 2015, will be as follows:

	Estimated Stock Based Compensation Expense Stock Options	Estimated Stock Based Compensation Expense Restricted Stock	Estimated Stock Based Compensation Expense Total
(Dollars in thousands)
For the years ending December 31,
2016	$226	$387	$613
2017	113	166	279
2018	35	20	55
2019	7	—	7
2020 and beyond	—	—	—
	$381	$573	$954

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The aggregate amounts of stock based compensation expense recognized in our consolidated statements of operations for the years ended December 31, 2015, 2014 and 2013 were $1.2 million, $1.1 million and $804 thousand respectively, in each case net of taxes.
12. Employee Benefit Plans
The Company has a 401(k) plan that covers substantially all full-time employees. That plan permits voluntary contributions by employees, a portion of which are sometimes matched by the Company. The Company’s expenses relating to its contributions to the 401(k) plan for the years ended December 31, 2015, 2014 and 2013 were $164 thousand, $356 thousand, and $324 thousand, respectively.
In January 2001, the Company established an unfunded Supplemental Retirement Plan (“SERP”) for our former CEO, Raymond E. Dellerba, who retired from that position in April 2013. The SERP was amended and restated in April 2006 to comply with the requirements of new Section 409A of Internal Revenue Code. The SERP provides that, subject to meeting certain vesting requirements described below, upon reaching age 65, Mr. Dellerba will become entitled to receive 180 equal successive monthly retirement payments, each in an amount equal to 60% of his average monthly base salary during the three years immediately preceding his reaching 65 years old (the “Monthly SERP Benefit”). Mr. Dellerba reached the age of 65 in January 2013 and, as a result, a monthly benefit payment under the SERP to Mr. Dellerba commenced on February 1, 2013.
The Company follows FASB ASC 715-30-35, which requires us to recognize in our balance sheet the funded status of any post-retirement plans that we maintain and to recognize, in other comprehensive income, changes in funded status of any such plans in any year in which changes occur.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The changes in the projected benefit obligations under the SERP during 2015, 2014 and 2013, its funded status at December 31, 2015, 2014 and 2013, and the amounts recognized in our consolidated statements of financial condition at each of those dates were as follows:

	At December 31,
(Dollars in thousands)	2015	2014	2013
Change in benefit obligation:
Benefit obligation at beginning of period	$2,815	$2,954	$3,042
Service cost	—	—	18
Interest cost	159	168	175
Actuarial loss/(gain)	—	—	—
(Benefits paid)	(307)	(307)	(281)
Benefit obligation at end of period	$2,667	$2,815	$2,954
Funded status:
Amounts recognized in the Statement of Financial Condition
Unfunded accrued SERP liability—current	$(299)	$(299)	$(299)
Unfunded accrued SERP liability—noncurrent	(2,368)	(2,516)	(2,655)
Total unfunded accrued SERP liability	$(2,667)	$(2,815)	$(2,954)
Net amount recognized in accumulated other comprehensive income
Prior service cost/(benefit)	$—	$—	$—
Net actuarial loss/(gain)	—	—	—
Total net amount recognized in accumulated other comprehensive income	$—	$—	$—
Accumulated benefit obligation	$2,667	$2,815	$2,954
Components of net periodic SERP cost year to date:
Service cost	$—	$—	$18
Interest cost	159	168	175
Amortization of prior service cost/(benefit)	—	—	1
Amortization of net actuarial loss/(gain)	—	—	30
Net periodic SERP cost	$159	$168	$224
Recognized in other comprehensive income year to date:
Prior service cost/(benefit)
Net actuarial loss/(gain)	—	—	—
Amortization of prior service cost/(benefit)	—	—	(1)
Amortization of net actuarial loss/(gain)	—	—	(30)
Total recognized year to date in other comprehensive (loss) income	$—	$—	$(31)
Assumptions as of December 31:
Assumed discount rate	—%	—%	6.00%
Rate of compensation increase	—%	—%	—%
As of December 31, 2015, $1.5 million benefits are expected to be paid in the next five years and a total of $1.5 million of benefits are expected to be paid from year 2021 through year 2025. In 2016, $150,000 is expected to be recognized in net periodic benefit cost.

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

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table shows how we computed basic and diluted EPS for the years ended December 31, 2015, 2014 and 2013.

(In thousands, except per share data)	For the Year Ended December 31,
	2015	2014	2013
Numerator:
Net income (loss) from continuing operations	$12,441	$(869)	$(14,934)
Accumulated declared dividends on preferred stock	—	(547)	(538)
Accumulated undeclared dividends on preferred stock	—	(616)	(544)
Dividends on preferred stock	(927)	—	—
Inducements for exchange of the preferred stock	(512)	—	—
Numerator for basic and diluted net income (loss) from continuing operations	11,002	(2,032)	(16,016)
Net income (loss) from discontinued operations	—	1,226	(7,282)
Numerator for basic and diluted net income (loss) available to common shareholders	$11,002	$(806)	$(23,298)
Denominator:
Basic weighted average outstanding shares of common stock	20,517	19,231	18,241
Dilutive effect of employee stock options and contingently issuable shares	159	—	—
Diluted weighted average common stock and common stock equivalents	20,675	19,231	18,241
Basic income (loss) per common share(1):
Net income (loss) from continuing operations	$0.54	$(0.11)	$(0.88)
Net income (loss) from discontinued operations	$—	$0.07	$(0.40)
Net income (loss) available to common shareholders	$0.54	$(0.04)	$(1.28)
Diluted income (loss) per common share(1):
Net income (loss) from continuing operations	$0.53	$(0.11)	$(0.88)
Net income (loss) from discontinued operations	$—	$0.07	$(0.40)
Net income (loss) available to common shareholders	$0.53	$(0.04)	$(1.28)

(1)
The basic and diluted earnings per share amounts for the year ended December 31, 2015 are the same under both the Treasury Stock Method and the Two-Class Method as prescribed in FASB ASC 260-10, Earnings Per Share. The Two-Class Method is not required for the years ended December 31, 2014 and 2013.

The weighted average shares that have an antidilutive effect in the calculation of diluted net income (loss) per share and have been excluded from the computations above were as follows:

	For the Year Ended December 31,
	2015	2014	2013
Stock options(1)(2)	360,600	1,746,696	1,612,495
Convertible securities(3)	—	2,602,707	2,396,504
Shares subject to stock purchase warrants(4)	—	761,278	761,278

(1)
Stock options were excluded from the computation of diluted earnings per common share for the year ended December 31, 2015 because the options were either “out-of-the-money” or the effect of exercise would have been antidilutive.

(2)	Stock options were excluded from the computation of diluted earnings per common share for the years ended December 31, 2014 and 2013 as we reported a net loss from continuing operations.

(3)	Convertible securities were excluded from the computation of diluted earnings per common share for the years ended December 31, 2014 and 2013 as we reported a net loss from continuing operations.

(4)
Stock purchase warrants were excluded from the computation of diluted earnings per common share for the years ended December 31, 2014 and 2013 because the exercisability of those warrants was conditioned on the happening of certain future events.

14. Shareholders’ Equity
Common Stock
As previously reported, in March 2013, we sold an additional 2,222,222 shares of our common stock, at a purchase price of $6.75 per shares in cash, to Carpenter Community Bancfund L.P. and Carpenter Community Bancfund-A, L.P. (collectively,

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the “Carpenter Funds”) for approximately $15.0 million. The purchase price of $6.75 per share of common stock was equal to our tangible book value per share of common stock as of December 31, 2012 and represented a 15% premium over the closing price of our shares on the last trading day immediately preceding the date the sale was consummated. The proceeds from the sale of those shares were contributed by us to capitalize a new wholly-owned asset management subsidiary, PMAR, which used those proceeds to fund the purchase of $15.8 million of non-performing loans and foreclosed properties from the Bank. As a result of the previous stock purchased by the Carpenter Funds, this transaction is considered to be a related party transaction.
Preferred Stock and Warrants
On August 28, 2015, we entered into an Exchange Agreement (the “Exchange Agreement”) with SBAV, LP, an affiliate of Clinton Group, Inc. (“SBAV”), and the Carpenter Funds pursuant to which SBAV and the Carpenter Funds exchanged an aggregate of 112,000 shares of the Company’s Series B Convertible 8.4% Noncumulative Preferred Stock (the “Series B Shares”), 35,225 shares of the Series C 8.4% Noncumulative Preferred Stock (the “Series C Shares”) and warrants to purchase 761,278 shares of the Company’s common stock (the “Warrants”) for an aggregate of 3,009,148 shares of the Company’s common stock (the “Exchange Transaction”). The Series B Shares, Series C Shares and Warrants exchanged by SBAV and the Carpenter Funds in the Exchange Transaction comprised all of the Company’s outstanding shares of preferred stock and warrants to purchase shares of the Company’s common stock. The Exchange Transaction closed on September 30, 2015. Due to the ownership interests of SBAV and the Carpenter Funds, this transaction is considered to be a related party transaction.
Accumulated Other Comprehensive Income, net
Accumulated other comprehensive income, net as of December 31, 2015, 2014 and 2013 was as follows:

	Unrealized Gain (Loss) on Securities Available-for-Sale, net of tax	Unrealized Gain (Loss) on Supplemental Executive Plan Expense, net	Accumulated Other Comprehensive Income, Net
	(Dollars in thousands)
Beginning balance as of January 1, 2013	$(545)	$(20)	$(565)
Other comprehensive income (loss) before reclassifications, net of tax benefit of $1,141 thousand (1)	(1,635)	—	(1,635)
Amounts reclassified from accumulated other comprehensive income, net of tax provision of $18 thousand and tax provision of $10 thousand, respectively (2)	26	20	46
Other comprehensive (loss) income, net of tax benefit of $1,123 thousand and tax provision of $10 thousand, respectively	(1,609)	20	(1,589)
Ending balance as of December 31, 2013	$(2,154)	$—	$(2,154)
Other comprehensive income before reclassifications, net of tax provision of $847 thousand (1)	1,462	—	1,462
Amounts reclassified from accumulated other comprehensive income, net of tax	—	—	—
Other comprehensive income, net of tax provision of $847 thousand	1,462	—	1,462
Ending balance as of December 31, 2014	$(692)	$—	$(692)
Other comprehensive income before reclassifications, net of tax provision of $81 thousand (1)	(118)	—	(118)
Amounts reclassified from accumulated other comprehensive income, net of tax	—	—	—
Other comprehensive income, net of tax provision of $81 thousand	(118)	—	(118)
Ending balance as of December 31, 2015	$(810)	$—	$(810)

(1)	Tax impact included in Deferred tax assets.

(2)
Gross amounts related to Unrealized Gain (Loss) on Securities Available-for-Sale, net of tax are included in Net gains on sale of securities available for sale. Gross amounts related to Unrealized Gain (Loss) on Supplemental Executive Plan Expense, net are included in Salaries and employee benefits. Related tax impact amounts are included in Income tax provision (benefit).

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dividends
Payment of Cash Dividends by the Company. California laws place restrictions on the ability of California corporations to pay cash dividends on preferred or common stock. Subject to certain limited exceptions, a California corporation may pay cash dividends only to the extent of (i) the amount of its retained earnings or (ii) the amount by which the fair value of the corporation’s assets exceeds its liabilities. The Company's ability to pay dividends is also limited by the ability of the Bank to pay cash dividends to the Company. See “—Payment of Dividends by the Bank to the Company” below. During the years ended December 31, 2015, 2014 and 2013, we issued 5,917, 11,123, and 5,382 Series C Shares, respectively, in lieu of accumulated declared and undeclared dividends on the Series B Shares. As of December 31, 2015, we had no outstanding Series C Shares or Series B Shares as a result of the Exchange Transaction noted above in “Preferred Stock and Warrants.”
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
While restrictions on the payment of dividends from the Bank to us exist, there are no restrictions on the dividends that PMAR may pay to the Company. PMAR has approximately $14.7 million in assets and could provide the Company with additional cash if required.
15. Commitments and Contingencies
Leases
We lease certain facilities and equipment under various non-cancelable operating leases, which generally include 2% to 6% escalation clauses in the lease agreements. Rent expense for the years ended December 31, 2015, 2014 and 2013 was $2.8 million, $2.6 million, and $2.7 million, respectively.
Future minimum non-cancelable lease commitments were as follows at December 31, 2015:

(Dollars in thousands)
2016	$2,302
2017	1,467
2018	1,327
2019	1,340
2020 and beyond	507
Total	$6,943
Repurchase Reserves
We have historically maintained reserves for possible repurchases that we may have been required to make of certain of the mortgage loans which we sold as a result of deficiencies or defects that may be found to exist in such loans. Our repurchase reserve also covered returns of any premiums earned and administrative fees pertaining to the repurchase of mortgage loans that did not meet investor guidelines, including potential loss of advances on Veterans Affairs or Federal Housing Authority Ginnie Mae loans. As a result of our exit from the mortgage banking business and no longer being subject to potential loss for anything

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

other than mortgage fraud, we have undertaken an analysis of our accrual. Our analysis assumes that the repurchase liability exposure will decrease over time as mortgage loans are paid off and as we are no longer originating new mortgage loans. We repurchased $619 thousand and $1.3 million of loans during the years ended December 31, 2015 and 2014, respectively. We review the repurchase reserves throughout the year for adequacy. The following table sets forth information, at December 31, 2015 and 2014, with respect to our reserves:

	2015	2014
Beginning balance	$381	$1,883
Provision for repurchases	(1)	(1,502)
Settlements	(66)	—
Total repurchases reserve	$314	$381
Commitments
To meet the financing needs of our customers in the normal course of business, we are a party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements. At December 31, 2015 and 2014, we were committed to fund certain loans including letters of credit amounting to approximately $193 million and $148 million, respectively. The contractual amounts of a credit-related financial instrument, such as a commitment to extend credit, a credit-card arrangement or a letter of credit, represents the amount of potential accounting loss should the commitment be fully drawn upon, the customer were to default, and the value of any existing collateral securing the customer’s payment obligation becomes worthless. The loss reserve for unfunded loan commitments was $275,000 at each of December 31, 2015 and 2014.
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
Based on our evaluation of the lawsuits and other proceedings that were pending against us as of December 31, 2015, the outcomes in those suits or other proceedings are not expected to have, either individually or in the aggregate, a material adverse effect on our consolidated financial position, results of operations or cash flows. However, in light of the inherent uncertainties involved, some of which are beyond our control, and the very large or indeterminate damages often sought in such legal actions or proceedings, an adverse outcome in one or more of these suits or proceedings could be material to our results of operations or cash flows for any particular reporting period.

16. Capital/Operating Plans

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the following table) of total capital, common equity Tier 1 capital and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). We believe that, as of December 31, 2015, the Company and the Bank met all capital adequacy requirements to which they are subject and have not been notified by any regulatory agency that would require the Company or the Bank to maintain additional capital.
The actual capital amounts and ratios of the Company and the Bank at December 31, 2015 and December 31, 2014 are presented in the following tables:

			Applicable Federal Regulatory Requirement
At December 31, 2015	Actual Capital		For Capital Adequacy Purposes		To be Categorized As Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total Capital to Risk Weighted Assets:
Company	$154,884	16.8%	$73,871	At least 8.0	N/A	N/A
Bank	136,457	15.0%	72,672	At least 8.0	$90,841	At least 10.0
Common Equity Tier 1 Capital to Risk Weighted Assets:
Company	131,188	14.2%	41,552	At least 4.5	N/A	N/A
Bank	125,018	13.8%	40,878	At least 4.5	59,046	At least 6.5
Tier 1 Capital to Risk Weighted Assets:
Company	$143,260	15.5%	$55,403	At least 6.0	N/A	N/A
Bank	125,018	13.8%	54,504	At least 6.0	$72,672	At least 8.0
Tier 1 Capital to Average Assets:
Company	$143,260	13.3%	$42,984	At least 4.0	N/A	N/A
Bank	125,018	11.8%	42,319	At least 4.0	$52,899	At least 5.0

			Applicable Federal Regulatory Requirement
At December 31, 2014	Actual Capital		For Capital Adequacy Purposes		To be Categorized As Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total Capital to Risk Weighted Assets:
Company	$142,142	17.0%	$66,924	At least 8.0	N/A	N/A
Bank	122,930	14.8%	66,524	At least 8.0	$83,155	At least 10.0
Tier 1 Capital to Risk Weighted Assets:
Company	$131,635	15.7%	$33,462	At least 4.0	N/A	N/A
Bank	112,485	13.5%	33,262	At least 4.0	$49,893	At least 6.0
Tier 1 Capital to Average Assets:
Company	$131,635	12.2%	$43,055	At least 4.0	N/A	N/A
Bank	112,485	10.5%	42,806	At least 4.0	$53,508	At least 5.0
As the above tables indicate, at December 31, 2015 and 2014, the Bank (on a stand-alone basis) qualified as a “well—capitalized” institution, and the capital ratios of the Company (on a consolidated basis) exceeded the capital ratios mandated for bank holding companies, under federally mandated capital standards and federally established prompt corrective action regulations.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Since December 31, 2015, there have been no events or circumstances known to us which have changed or which are expected to result in a change in the Company’s or the Bank’s classification as well-capitalized institutions.
In early July 2013, the Federal Reserve Board and the FDIC issued final rules implementing the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act changes.  The rules revise minimum capital requirements and adjust prompt corrective action thresholds.  The final rules revise the regulatory capital elements, add a new common equity Tier 1 capital ratio, increase the minimum Tier 1 capital ratio requirement, and implement a new capital conservation buffer.  The rules also permit certain banking organizations to retain, through a one-time election, the existing treatment for accumulated other comprehensive income.  The final rules took effect for community banks on January 1, 2015, subject to a transition period for certain parts of the rules.  At December 31, 2015 the Bank (on a stand-alone basis) continued to qualify as a well-capitalized institution, and the Company continued to exceed the minimum required capital ratios applicable to it, under the capital adequacy guidelines described above.

17. Parent Company Only Information
Condensed Statements of Financial Condition

	December 31,
(Dollars in thousands)	2015	2014
Assets:
Due from banks and interest-bearing deposits with financial institutions	$9,736	$8,805
Investment in subsidiaries	141,197	127,419
Other assets	649	641
Total assets	$151,582	$136,865
Liabilities and shareholders’ equity:
Liabilities	$139	$57
Junior subordinated debentures	17,527	17,527
Shareholders’ equity	133,916	119,281
Total liabilities and shareholders’ equity	$151,582	$136,865
Condensed Statements of Operations

	Year Ended December 31,
(Dollars in thousands)	2015	2014	2013
Interest income	$9	$10	$60
Interest expense	(507)	(580)	(544)
Other income	28	81	—
Other expenses	(984)	(849)	(1,934)
Equity in undistributed earnings of subsidiaries	13,895	1,695	(19,798)
Net (loss) income	$12,441	$357	$(22,216)

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Statements of Cash Flows

	Year Ended December 31,
(Dollars in thousands)	2015	2014	2013
Cash Flows from Operating Activities:
Net income (loss)	$12,441	$357	$(22,216)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Net increase in other assets	(7)	(47)	(2)
Stock-based compensation expense	1,233	1,139	804
Undistributed (income) loss of subsidiary	(13,895)	(1,695)	19,798
Net increase (decrease) in interest payable	81	(2,055)	544
Net (decrease) increase in other liabilities	—	(220)	220
Net cash used in operating activities	(147)	(2,521)	(852)
Cash Flows from Investing Activities:
Proceeds from dissolution of trust preferred securities	—	—	155
Net cash provided by investing activities	—	—	155
Cash Flows from Financing Activities:
Proceeds from sale of common stock	(324)	—	14,978
Common stock options exercised	1,511	1,218	303
Tax effect included in stockholders equity of restricted stock vesting	(109)	(52)	—
Capital contribution to subsidiaries	—	—	(17,000)
Net cash provided by (used in) financing activities	1,078	1,166	(1,719)
Net increase (decrease) in cash and cash equivalents	931	(1,355)	(2,416)
Cash and Cash Equivalents, beginning of period	8,805	10,160	12,576
Cash and Cash Equivalents, end of period	$9,736	$8,805	$10,160

18. Business Segment Information
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

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth information regarding the net interest income and noninterest income for our commercial banking and discontinued operations segments, respectively, for the years ended December 31, 2015, 2014 and 2013.

(Dollars in thousands)	Commercial	Other	Total from continuing operations	Discontinued Operations	Total including discontinued operations
Net interest income for the year ended December 31,
2015	$33,932	$(404)	$33,528	$—	$33,528
2014	$32,702	$(241)	$32,461	$77	$32,538
2013	$30,652	$(318)	$30,334	$488	$30,822
Noninterest income for the year ended December 31,
2015	$2,658	$28	$2,686	$—	$2,686
2014	$4,289	$81	$4,370	$1,039	$5,409
2013	$806	$387	$1,193	$5,691	$6,884
Segment Assets at:
December 31, 2015	$1,051,501	$10,888	$1,062,389	$—	$1,062,389
December 31, 2014	$1,094,120	$5,490	$1,099,610	$—	$1,099,610

19. Unaudited Quarterly Information
Unaudited quarterly information for each of the three months in the years ended December 31, 2015 and 2014 was as follows:

	Three Months Ended
	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
	(in thousands, except per share data)
Total interest income	$9,860	$9,653	$9,813	$9,471
Total interest expense	1,281	1,342	1,324	1,322
Net interest income	8,579	8,311	8,489	8,149
Provision for loan and lease losses	—	—	—	—
Net interest income after provision for loan and lease losses	8,579	8,311	8,489	8,149
Total noninterest income	626	562	616	882
Total noninterest expense	8,689	8,552	8,967	9,116
Income (loss) from continuing operations before income taxes	516	321	138	(85)
Income tax (benefit) provision	(11,551)	—	—	—
Net income (loss) from continuing operations	$12,067	$321	$138	$(85)
Accumulated undeclared dividends on preferred stock	—	—	(309)	(309)
Dividends on preferred stock	—	(309)	—	—
Inducements for exchange of the preferred stock	—	(512)	—	—
Net loss allocable to common shareholders	$12,067	$(500)	$(171)	$(394)
Per share data-basic:
Net (loss) income from continuing operations	$0.53	$(0.03)	$(0.01)	$(0.02)
Net (loss) income allocable to common shareholders	$0.53	$(0.03)	$(0.01)	$(0.02)
Per share data-diluted:
Net (loss) income from continuing operations	$0.53	$(0.03)	$(0.01)	$(0.02)
Net (loss) income allocable to common shareholders	$0.53	$(0.03)	$(0.01)	$(0.02)

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended
	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
	(in thousands, except per share data)
Total interest income	$10,205	$9,664	$9,134	$9,287
Total interest expense	1,525	1,353	1,508	1,443
Net interest income	8,680	8,311	7,626	7,844
Provision for loan and lease losses	—	450	600	450
Net interest income after provision for loan and lease losses	8,680	7,861	7,026	7,394
Total noninterest income	1,238	854	984	1,294
Total noninterest expense	9,580	9,029	8,778	9,421
Income (loss) from continuing operations before income taxes	338	(314)	(768)	(733)
Income tax (benefit) provision	(608)	—	—	—
Net income (loss) from continuing operations	$946	$(314)	$(768)	$(733)
Net (loss) income from discontinued operations	(659)	(71)	772	1,184
Accumulated declared dividends on preferred stock	—	—	—	—
Accumulated undeclared dividends on preferred stock	(251)	(308)	(308)	(296)
Net loss allocable to common shareholders	$36	$(693)	$(304)	$155
Per share data-basic:
Net (loss) income from continuing operations	$0.01	$(0.03)	$(0.06)	$(0.05)
Net (loss) income allocable to common shareholders	$0.01	$(0.04)	$(0.02)	$0.01
Per share data-diluted:
Net (loss) income from continuing operations	$0.01	$(0.03)	$(0.06)	$(0.05)
Net (loss) income allocable to common shareholders	$0.01	$(0.04)	$(0.02)	$0.01

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
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
As required by SEC rules, an evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness, as of December 31, 2015, of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2015, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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
Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, based on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design and the testing of the operational effectiveness of the Company’s internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.
Based on that assessment, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2015.
The Company's independent registered public accounting firm, RSM US LLP, has issued an audit report regarding its assessment of the Company's internal control over financial reporting as of December 31, 2015, which appears on page 55 herein.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION
None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Except for the information regarding our Code of Business and Ethical Conduct below, the information required by this Item 10 is hereby incorporated by reference to Pacific Mercantile Bancorp’s definitive proxy statement, expected to be filed with the SEC on or before April 29, 2016, for its Annual Meeting of Shareholders.
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

ITEM 11.     EXECUTIVE COMPENSATION
The information required by this Item 11 is hereby incorporated by reference to Pacific Mercantile Bancorp’s definitive proxy statement, expected to be filed with the SEC on or before April 29, 2016, for its Annual Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 is incorporated herein by reference from our definitive proxy statement expected to be filed with the SEC on or before April 29, 2016, for its Annual Meeting of Shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item 13 is hereby incorporated by reference to Pacific Mercantile Bancorp’s definitive proxy statement expected to be filed with the SEC on or before April 29, 2016, for its Annual Meeting of Shareholders.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item 14 is hereby incorporated by reference to Pacific Mercantile Bancorp’s definitive proxy statement expected to be filed with the SEC on or before April 29, 2016, for its Annual Meeting of Shareholders.

PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following documents are filed as part of this Report:

(1)	Financial Statements. The Consolidated Financial Statements of Pacific Mercantile Bancorp: See Index to Consolidated Financial Statements on Page 57 of this Annual Report.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 14, 2016.

PACIFIC MERCANTILE BANCORP

By:	/S/ THOMAS M. VERTIN
Thomas M. Vertin
President and Chief Executive Officer
POWER OF ATTORNEY
Each person whose signature appears below hereby appoints Thomas M. Vertin and Curt Christianssen, and each of them individually, to act severally as his or her attorneys-in-fact and agent, with full power and authority, including the power of substitution and resubstitution, to sign and file on his or her behalf and in each capacity stated below, all amendments and/or supplements to this Annual Report on Form 10-K, which amendments or supplements may make changes and additions to this Report as such attorneys-in-fact, or any of them, may deem necessary or appropriate.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons in their respective capacities and on the date or dates indicated below.

/S/ THOMAS M. VERTIN	President, Chief Executive Officer and Director (Principal Executive Officer)	March 14, 2016
Thomas M. Vertin
/S/ CURT CHRISTIANSSEN	Chief Financial Officer (Principal Financial Officer)	March 14, 2016
Curt Christianssen
/S/ NANCY GRAY	Chief Accounting Officer (Principal Accounting Officer)	March 14, 2016
Nancy Gray
/s/ EDWARD J. CARPENTER	Chairman of the Board and Director	March 14, 2016
Edward J. Carpenter
/S/ ROMIR BOSU	Director	March 14, 2016
Romir Bosu
/S/ WARREN T. FINLEY	Director	March 14, 2016
Warren T. Finley
/S/ JOHN D. FLEMMING	Director	March 14, 2016
John D. Flemming
/s/ MICHAEL P. HOOPIS	Director	March 14, 2016
Michael P. Hoopis
/s/ DENIS KALSCHEUR	Director	March 14, 2016
Denis Kalscheur
/s/ DAVID J. MUNIO	Director	March 14, 2016
David Munio
/S/ JOHN THOMAS, M.D.	Director	March 14, 2016
John Thomas, M.D
/S/ STEPHEN P. YOST	Director	March 14, 2016
Stephen P. Yost

S-1

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

3.1
Articles of Incorporation of Pacific Mercantile Bancorp. (Incorporated by reference to the same numbered exhibit to the Company’s Registration Statement (No. 333-33452) on Form S-1 filed with the Commission on March 28, 2000.)

3.2
Certificate of Amendment of Articles of Incorporation of Pacific Mercantile Bancorp (Incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q filed with the Commission on August 14, 2001.)

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

10.1
Common Stock Purchase Agreement, dated August 26, 2011, between the Company, Carpenter Community Bancfund, L.P. and Carpenter Community Bancfund-A, L.P. (Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K (No. 000-30777) dated August 30, 2011.)

10.2
Exchange Agreement, dated as of August 28, 2015, by and among Pacific Mercantile Bancorp, SBAV, LP, Carpenter Community BancFund, L.P. and Carpenter Community BancFund-A, L.P. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated August 28, 2015 and filed with the Commission on August 31, 2015.)

10.3
Registration Rights Agreement, dated as of August 28, 2015, by and among Pacific Mercantile Bancorp, SBAV, LP, Carpenter Community BancFund, L.P. and Carpenter Community BancFund-A, L.P. (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated August 28, 2015 and filed with the Commission on August 31, 2015.)

10.4+	Form of Indemnification Agreement. (Incorporated by reference to Exhibit 10.1 to the Registration Statement (No. 333-177141) on Form S-8 dated October 3, 2011.)

10.5+	Pacific Mercantile Bancorp 2004 Stock Incentive Plan (Incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K (No. 000-30777) for the year ended December 31, 2004.)

10.6+	Pacific Mercantile Bancorp 2008 Equity Incentive Plan. (Incorporated by reference to Appendix A to the Company’s 2008 Definitive Proxy Statement filed with the Commission on April 18, 2008.)

10.7+
Pacific Mercantile Bancorp 2010 Equity Incentive Plan, as amended June 5, 2013. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.)

10.8
Stock Purchase Agreement effective as of February 27, 2013 by and between the Company and the Carpenter Funds. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated February 27, 2013 and filed with the Commission on March 5, 2013.

E-1

10.9+	Employment Agreement between Pacific Mercantile Bank and Steven K. Buster dated April 18, 2013. (Incorporated by reference to Exhibit 10.97 to the Current Report on Form 8-K dated April 23, 2013.)

10.10+	Pacific Mercantile Bancorp Change in Control Severance Plan. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated January 27, 2014.)

10.11+	Pacific Mercantile Bancorp Change in Control Severance Plan Participation Agreement. (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated January 27, 2014.)

10.12+
Employment Agreement between Pacific Mercantile Bank and Curt A. Christianssen dated January 20, 2015. (Incorporated by reference to Exhibit 10.97 to the Current Report on Form 8-K dated January 20, 2015.)

10.13+
Employment Agreement between Pacific Mercantile Bank and Robert J. Stevens dated April 4, 2014 (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the Commission on May 8, 2015.)

10.14+
Employment Agreement between Pacific Mercantile Bank and Thomas M. Vertin dated December 8, 2015 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated December 8, 2015 and filed with the Commission on December 10, 2015.)

10.15+
Transition Agreement between Pacific Mercantile Bank and Steven K. Buster, dated December 8, 2015 (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated December 8, 2015 and filed with the Commission on December 10, 2015.)

21*	Subsidiaries of the Company

23.1*	Consent of RSM US LLP, Independent Registered Public Accounting Firm

23.2*	Consent of Squar Milner LLP, Independent Registered Public Accounting Firm

24.1	Power of Attorney (contained on the Signature Page of this Annual Report on Form 10-K)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS*	XBRL Instance Document

Exhibit 101.SCH*	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

Exhibit 101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.
** Furnished herewith.
+ Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.

E-2