Form 10-Q
period 2016-03-31
PACIFIC MERCANTILE BANCORP
filed 2016-05-06
CIK 1109546

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Securities Exchange Act Rule 12b-2). Yes  ☐    No  ☒
As of May 4, 2016, there were 22,954,519 shares of Common Stock outstanding.

PACIFIC MERCANTILE BANCORP
QUARTERLY REPORT ON FORM 10Q
FOR THE QUARTER ENDED MARCH 31, 2016

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except for per share data)
(Unaudited)

	March 31, 2016	December 31, 2015
ASSETS
Cash and due from banks	$17,612	$10,645
Interest bearing deposits with financial institutions	160,491	103,276
Cash and cash equivalents	178,103	113,921
Interest-bearing time deposits with financial institutions	4,417	4,665
Federal Reserve Bank of San Francisco and Federal Home Loan Bank Stock, at cost	8,170	8,170
Securities available for sale, at fair value	51,162	52,249
Loans (net of allowances of $13,029 and $12,716, respectively)	828,019	849,733
Other real estate owned	—	650
Accrued interest receivable	2,498	2,266
Premises and equipment, net	1,047	1,142
Net deferred tax assets	17,034	17,576
Other assets	11,922	12,017
Total assets	$1,102,372	$1,062,389
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$271,225	$249,676
Interest-bearing	663,103	644,164
Total deposits	934,328	893,840
Borrowings	10,000	10,000
Accrued interest payable	173	255
Other liabilities	5,209	6,851
Junior subordinated debentures	17,527	17,527
Total liabilities	967,237	928,473
Commitments and contingencies (Note 10)
Shareholders’ equity:
Common stock, no par value, 85,000,000 shares authorized; 22,939,381 and 22,820,332 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	147,625	147,202
Accumulated deficit	(12,192)	(12,476)
Accumulated other comprehensive loss	(298)	(810)
Total shareholders’ equity	135,135	133,916
Total liabilities and shareholders’ equity	$1,102,372	$1,062,389
The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except for per share data)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Interest income:
Loans, including fees	$9,448	$9,019
Securities available for sale and stock	349	373
Interest-bearing deposits with financial institutions	157	79
Total interest income	9,954	9,471
Interest expense:
Deposits	1,086	1,125
Borrowings	165	197
Total interest expense	1,251	1,322
Net interest income	8,703	8,149
Provision for loan and lease losses	420	—
Net interest income after provision for loan and lease losses	8,283	8,149
Noninterest income
Service fees on deposits and other banking services	255	212
Net gain on sale of small business administration loans	40	—
Other noninterest income	459	670
Total noninterest income	754	882
Noninterest expense
Salaries and employee benefits	5,687	5,908
Occupancy	745	660
Equipment and depreciation	423	393
Data processing	315	236
FDIC expense	195	352
Other real estate owned expense, net	(70)	102
Professional fees	550	628
Business development	119	156
Loan related expense	38	69
Insurance	76	88
Other operating expense	477	524
Total noninterest expense	8,555	9,116
Income (loss) before income taxes	482	(85)
Income tax provision	198	—
Net income (loss)	284	(85)
Accumulated undeclared dividends on preferred stock	—	(309)
Net income (loss) allocable to common shareholders	$284	$(394)
Basic income (loss) per common share:
Net income (loss) available to common shareholders	$0.01	$(0.02)
Diluted income (loss) per common share:
Net income (loss) available to common shareholders	$0.01	$(0.02)
Weighted average number of common shares outstanding:
Basic	22,873,253	19,616,691
Diluted	23,005,669	19,616,691
The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Net income (loss)	$284	$(85)
Other comprehensive income, net of tax:
Change in unrealized gain on securities available for sale	512	188
Total comprehensive income	$796	$103
The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Shares and dollars in thousands)
(Unaudited)
For the Three Months Ended March 31, 2016

	Common stock		Retained earnings (accumulated deficit)	Accumulated other comprehensive income (loss)	Total
	Number of shares	Amount
Balance at December 31, 2015	22,820	$147,202	$(12,476)	$(810)	$133,916
Issuance of restricted stock, net	81	—	—	—	—
Tax effect from vesting of restricted stock	(3)	(16)	—	—	(16)
Common Stock based compensation expense	—	277	—	—	277
Common stock options exercised	41	162	—	—	162
Net income	—	—	284	—	284
Other comprehensive loss	—	—	—	512	512
Balance at March 31, 2016	22,939	$147,625	$(12,192)	$(298)	$135,135
The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash Flows From Operating Activities:
Net income (loss)	$284	$(85)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	122	128
Provision for loan and lease losses	420	—
Amortization of premium on securities	71	83
Net amortization of deferred fees and unearned income on loans	(134)	(149)
Net gain on sales of other real estate owned	(107)	—
Net gain on sale of small business administration loans	(40)	—
Small business administration loan originations	(806)	—
Proceeds from sale of small business administration loans	840	—
Stock-based compensation expense	277	316
Tax effect of restricted stock vesting	(16)	—
Changes in operating assets and liabilities:
Net increase in accrued interest receivable	(232)	(64)
Net decrease (increase) in other assets	196	(95)
Net decrease in deferred taxes	185	—
Net increase in income taxes receivable	(2)	(17)
Net decrease in accrued interest payable	(82)	(29)
Net decrease in other liabilities	(1,642)	(1,092)
Net cash used in operating activities	(666)	(1,004)
Cash Flows From Investing Activities:
Net decrease in interest-bearing time deposits with financial institutions	248	—
Maturities of and principal payments received on securities available for sale and other stock	1,885	2,063
Purchase of other investments	(75)	—
Principal payments received on other investments	—	2,087
Proceeds from sale of other real estate owned	757	—
Net decrease (increase) in loans	21,410	(3,688)
Purchases of premises and equipment	(27)	(135)
Net cash provided by investing activities	24,198	327
Cash Flows From Financing Activities:
Net increase (decrease) in deposits	40,488	(30,326)
Payments of borrowings	—	(9,500)
Proceeds from exercise of common stock options	162	1,107
Net cash provided by (used in) financing activities	40,650	(38,719)
Net increase (decrease) in cash and cash equivalents	64,182	(39,396)
Cash and Cash Equivalents, beginning of period	113,921	177,135
Cash and Cash Equivalents, end of period	$178,103	$137,739
Supplementary Cash Flow Information:
Cash paid for interest on deposits and other borrowings	$1,333	$1,351
Cash paid for income taxes	$2	$—
Non-Cash Investing Activities:
Transfer of loans into other real estate owned	$—	$280
Non-Cash Financing Activities:
Series C Preferred Stock issued in connection with dividends on Series B Preferred Stock	$—	$593
 The accompanying notes are an integral part of these consolidated financial statements.

1. Nature of Business
Organization
Pacific Mercantile Bancorp (“PMBC”) is a bank holding company which, through its wholly owned subsidiary, Pacific Mercantile Bank (the “Bank”), is engaged in the commercial banking business in Southern California. PMBC is registered as a one bank holding company under the United States Bank Holding Company Act of 1956, as amended, and, as such, is regulated by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) and the Federal Reserve Bank of San Francisco (“FRBSF”) under delegated authority from the Federal Reserve Board. Substantially all of our operations are conducted and substantially all of our assets are owned by the Bank, which accounts for substantially all of our consolidated revenues, expenses, and income. The Bank provides a full range of banking services to small and medium-size businesses and professionals in Orange, Los Angeles, San Bernardino and San Diego counties in Southern California and is subject to competition from other banks and financial institutions and from financial services organizations conducting operations in those same markets. The Bank is chartered by the California Department of Business Oversight under the Division of Financial Institutions and is a member of the FRBSF. In addition, the deposit accounts of the Bank’s customers are insured by the Federal Deposit Insurance Corporation ("FDIC") up to the maximum amount allowed by law. PM Asset Resolution, Inc. ("PMAR") is a wholly owned subsidiary of PMBC which exists for the purpose of purchasing certain non-performing loans and other real estate from the Bank and thereafter collecting on or disposing of those assets.
PMBC, the Bank and PMAR are sometimes referred to, together, on a consolidated basis, in this report as the “Company” or as “we”, “us” or “our”.

2. Significant Accounting Policies
Except as discussed below, our accounting policies are described in Note 2, Significant Accounting Policies of our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015 (“Form 10-K”).
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
Principles of Consolidation
Our consolidated financial statements for the three months ended March 31, 2016 and 2015 include the accounts of PMBC, the Bank and PMAR. All significant intercompany balances and transactions were eliminated in consolidation.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Updated ("ASU") 2014-09, “Revenue from Contracts with Customers (Topic 606),” which amended its guidance on revenue recognition to conform with international accounting guidance under the International Accounting Standards Board. The ASU provides a framework for addressing revenue recognition and replaces most existing revenue recognition guidance, as well as requires increased disclosure requirements. In August 2015, the FASB issued ASU 2015-14 to defer the effective date of ASU 2014-09 by one year. Accordingly, this guidance is effective for interim and annual periods beginning after December 15, 2017 with early adoption permitted for interim and annual periods beginning after December 15, 2016. We will adopt this guidance on January 1, 2018. We are currently evaluating the expected impact on our consolidated financial statements.
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
In January 2016, the FASB issued ASU 2016-01,“Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities,” which enhances the reporting model for financial instruments to provide users of financial statements with more useful information. Some of the provisions include: requiring equity investments to be measured at fair value with changes in fair value recognized in net income, simplifying the impairment assessment of equity investments without readily determinable fair values, eliminating the requirement to disclose the method and significant assumptions used to estimate fair value on financial instruments measured at amortized cost on the balance sheet, requiring public business entities to use the exit price notion when measuring the fair value of financial instruments, requiring the reporting organization to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the organization has elected to measure the liability at fair value in accordance with the fair value option, requiring separate presentation of financial assets and liabilities by measurement category and form of financial asset on the balance sheet or notes to the financial statements, and clarifying that the reporting organization should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the organization's other deferred tax assets. This guidance is effective for interim and annual periods beginning after December 15, 2017. Early adoption is not permitted for public companies. We will adopt this guidance on January 1, 2018 and do not expect it to have a material impact on our consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which requires lessees to recognize the following for all leases (with the exception of short-term leases) at the commencement date: a lease liability measured on a discounted basis and a right-of-use asset a specified asset for the lease term. Under the new guidance, lessor account is largely unchanged and the accounting for sale and leaseback transactions were simplified. This guidance is effective for interim and annual periods beginning after December 15, 2018. Early adoption is permitted. We will adopt this guidance on January 1, 2019 and do not expect it to have a material impact on our consolidated financial statements and our disclosures related to leases.
In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” which simplifies several aspects of the accounting for share-based payment award transactions. Under the new guidance, some of the aspects that are simplified include: income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This guidance is effective for interim and annual periods beginning after December 15, 2016. Early adoption is permitted. We are currently evaluating the expected impact on our consolidated financial statements and whether we will early adopt this ASU.

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
FHLB and FRBSF Stock. The Bank is a member of the Federal Home Loan Bank of San Francisco (“FHLB”) and the FRBSF. As members, we are required to own stock of the FHLB and the FRBSF, the amount of which is based primarily on the level of our borrowings from those institutions. We also have the right to acquire additional shares of stock in either or both of the FHLB and the FRBSF. During the three months ended March 31, 2016, we purchased no shares of FHLB stock and no shares of FRBSF stock. The fair values of the FHLB and FRBSF stock are equal to their respective carrying amounts, are classified as restricted securities and are periodically evaluated for impairment based on our assessment of the ultimate recoverability of our investments in that stock. Any cash or stock dividends paid to us on such stock are reported as income.
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
Assets Recorded at Fair Value on a Recurring Basis
The following tables show the recorded amounts of assets and liabilities measured at fair value on a recurring basis at March 31, 2016 and December 31, 2015:

	At March 31, 2016
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Assets and Liabilities at Fair Value:
Investment securities available for sale
Residential mortgage backed securities issued by U.S. agencies	$44,098	$—	$44,098	$—
Residential collateralized mortgage obligations issued by non-agency	572	—	572	—
Asset-backed security	1,439	—	—	1,439
Mutual funds	5,053	5,053	—	—
Total securities available for sale at fair value	$51,162	$5,053	$44,670	$1,439

	At December 31, 2015
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Assets and Liabilities at Fair Value:
Investment securities available for sale
Residential mortgage backed securities issued by U.S. agencies	$45,154	$—	$45,154	$—
Residential collateralized mortgage obligations issued by non-agency	632	—	632	—
Asset-backed security	1,480	—	—	1,480
Mutual funds	4,983	4,983	—	—
Total securities available for sale at fair value	$52,249	$4,983	$45,786	$1,480

The changes in Level 3 assets measured at fair value on a recurring basis are summarized as follows for the three months ended March 31, 2016:

Asset Backed Securities
(Dollars in thousands)
Balance of recurring Level 3 instruments at December 31, 2015	$1,480
Total gains or losses (realized/unrealized):
Included in other comprehensive income	(41)
Settlements	—
Balance of recurring Level 3 instruments at March 31, 2016	$1,439
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

	At March 31, 2016				At December 31, 2015
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets at Fair Value:
Impaired loans	$35,489	$—	$—	$35,489	$25,857	$—	$—	$25,857
Other real estate owned(1)	—	—	—	—	650	—	650	—
Total	$35,489	$—	$—	$35,489	$26,507	$—	$650	$25,857

(1)	No remaining OREO as of March 31, 2016.
Significant Unobservable Inputs and Valuation Techniques of Level 3 Fair Value Measurements
For our fair value measurements classified in Level 3 of the fair value hierarchy as of March 31, 2016, a summary of the significant unobservable inputs and valuation techniques is as follows:

	Fair Value Measurement as of March 31, 2016	Valuation Techniques(3)	Unobservable Inputs(3)	Range	Weighted Average
	(Dollars in thousands)
Assets
Asset-backed security	$1,439	Third-Party Pricing	Marketability discount	N/A (1)	N/A (1)
			Illiquidity discount	N/A (1)	N/A (1)
Impaired loans	35,489	Third-Party Pricing	Appraisals	N/A (2)	N/A (2)
	$36,928

(1)	Information is unavailable as valuation was obtained from third-party pricing services.

(2)
We obtain appraisals for our various properties included within impaired loans which primarily rely upon market comparisons. These market comparisons support our assumption that the carrying value of the respective loans either requires or does not require additional impairment.

(3)	As of March 31, 2016, there has been no change to our valuation techniques or the types of unobservable inputs used in the calculation of fair value from December 31, 2015.
Fair Value Measurements for Other Financial Instruments
The table below provides estimated fair values and related carrying amounts of our financial instruments as of March 31, 2016 and December 31, 2015, excluding financial assets and liabilities which are recorded at fair value on a recurring basis.

	Estimated Fair Value
	At March 31, 2016					At December 31, 2015
	Carrying Value	Total	Level 1	Level 2	Level 3	Carrying Value	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$178,103	$178,103	$178,103	$—	$—	$113,921	$113,921	113,921	—	—
Interest-bearing deposits with financial institutions	4,417	4,417	4,417	—	—	4,665	4,665	4,665	—	—
Federal Reserve Bank of San Francisco and Federal Home Loan Bank stock	8,170	8,170	8,170	—	—	8,170	8,170	8,170	—	—
Loans, net	828,019	832,720	—	—	832,720	849,733	846,690	—	—	846,690
Accrued interest receivable	2,498	2,498	2,498	—	—	2,266	2,266	2,266	—	—
Financial liabilities:
Noninterest bearing deposits	271,225	271,225	271,225	—	—	249,676	249,676	249,676	—	—
Interest-bearing deposits	663,103	663,122	—	663,122	—	644,164	643,935	—	643,935	—
Borrowings	10,000	10,049	—	10,049	—	10,000	9,999	—	9,999	—
Junior subordinated debentures	17,527	17,527	—	17,527	—	17,527	17,527	—	17,527	—
Accrued interest payable	173	173	173	—	—	255	255	255	—	—

4. Investments
Securities Available For Sale, at Fair Value
The following table sets forth the major components of securities available for sale and compares the amortized costs and estimated fair market values of, and the gross unrealized gains and losses on, these securities at March 31, 2016 and December 31, 2015:

(Dollars in thousands)	March 31, 2016				December 31, 2015
	Amortized Cost	Gross Unrealized		Estimated Fair Value	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gain	Loss			Gain	Loss
Securities Available for Sale
Residential mortgage backed securities issued by U.S. Agencies(1)	$44,225	$114	$(241)	$44,098	$46,126	$4	$(976)	$45,154
Residential collateralized mortgage obligations issued by non agencies(1)	590	—	(18)	572	646	—	(14)	632
Asset backed security(2)	2,027	—	(588)	1,439	2,027	—	(547)	1,480
Mutual funds(3)	5,000	71	(18)	5,053	5,000	33	(50)	4,983
Total	$51,842	$185	$(865)	$51,162	$53,799	$37	$(1,587)	$52,249

(1)	Secured by closed-end first liens on 1-4 family residential mortgages.

(2)	Comprised of a security that represents an interest in a pool of trust preferred securities issued by U.S.-based banks and insurance companies.

(3)	Consists primarily of mutual fund investments in closed-end first liens on 1-4 family residential mortgages.
At March 31, 2016, U.S. agency mortgage backed securities with an aggregate fair market value of $10.6 million were pledged to secure repurchase agreements, local agency deposits and treasury, tax and loan accounts. At December 31, 2015, U.S. agency mortgage backed securities and collateralized mortgage obligations with an aggregate fair market value of $2.9 million were pledged to secure repurchase agreements, local agency deposits and treasury, tax and loan accounts.
The amortized cost and estimated fair values of securities available for sale at March 31, 2016 and December 31, 2015 are shown in the tables below by contractual maturities taking into consideration historical prepayments based on the prior twelve months of principal payments. Expected maturities will differ from contractual maturities and historical prepayments, particularly with respect to collateralized mortgage obligations, primarily because prepayment rates are affected by changes in conditions in the interest rate market and, therefore, future prepayment rates may differ from historical prepayment rates.

	At March 31, 2016 Maturing in
(Dollars in thousands)	One year or less	Over one year through five years	Over five years through ten years	Over ten Years	Total
Securities available for sale, amortized cost	$7,547	$25,662	$13,662	$4,971	$51,842
Securities available for sale, estimated fair value	7,480	25,753	13,565	4,364	51,162
Weighted average yield	1.65%	1.58%	1.59%	2.12%	1.64%

	At December 31, 2015 Maturing in
(Dollars in thousands)	One year or less	Over one year through five years	Over five years through ten years	Over ten Years	Total
Securities available for sale, amortized cost	$7,761	$26,178	$14,164	$5,696	$53,799
Securities available for sale, estimated fair value	7,599	25,716	13,857	5,077	52,249
Weighted average yield	1.63%	1.60%	1.60%	2.05%	1.65%

We had no sales of securities available for sale during the three months ended March 31, 2016 and 2015.
The tables below indicate, as of March 31, 2016 and December 31, 2015, the gross unrealized losses and fair values of our investments, aggregated by investment category, and length of time that the individual securities have been in a continuous unrealized loss position.

	Securities with Unrealized Loss at March 31, 2016
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Residential mortgage backed securities issued by U.S. Agencies	$5,001	$(17)	$23,483	$(224)	$28,484	$(241)
Residential collateralized mortgage obligations issued by non-agencies	—	—	572	(18)	572	(18)
Asset backed security	—	—	1,439	(588)	1,439	(588)
Mutual funds	—	—	1,982	(18)	1,982	(18)
Total	$5,001	$(17)	$27,476	$(848)	$32,477	$(865)

	Securities With Unrealized Loss as of December 31, 2015
	Less than 12 months		12 months or more		Total
(Dollars In thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Residential mortgage backed securities issued by U.S. Agencies	$20,597	$(197)	$23,865	$(779)	$44,462	$(976)
Residential collateralized mortgage obligations issued by non-agencies	—	—	631	(14)	631	(14)
Asset-backed security	—	—	1,480	(547)	1,480	(547)
Mutual funds	1,728	(23)	973	(27)	2,701	(50)
Total	$22,325	$(220)	$26,949	$(1,367)	$49,274	$(1,587)
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
We recognize other-than-temporary impairments (“OTTI”) to our available-for-sale debt securities in accordance with FASB ASC 320-10. When there are credit losses associated with, but we have no intention to sell, an impaired debt security, and it is more likely than not that we will not have to sell the security before recovery of its cost basis, we will separate the amount of impairment, or OTTI, between the amount that is credit related and the amount that is related to non-credit factors. Credit-related impairments are recognized in our consolidated statements of operations. Any non-credit-related impairments are recognized and reflected in other comprehensive income in our consolidated statements of financial condition.

Through the impairment assessment process, we determined that the available-for-sale securities discussed below were other-than-temporarily impaired at March 31, 2016. We recorded no impairment credit losses on available-for-sale securities in our consolidated statements of operations for the three months ended March 31, 2016 and 2015. The OTTI related to factors other than credit losses, in the aggregate amount of $588 thousand, and was recognized as other comprehensive loss in our accompanying consolidated statement of financial condition as of March 31, 2016.

The table below presents, for the three months ended March 31, 2016, a roll-forward of OTTI in those instances when a portion of the OTTI was attributable to non-credit related factors and, therefore, was recognized in other comprehensive loss:

(Dollars in thousands)	Gross Other- Than- Temporary Impairments	Other-Than- Temporary Impairments Included in Other Comprehensive Loss	Net Other-Than- Temporary Impairments Included in Retained Earnings (Deficit)
Balance – December 31, 2015	$(1,100)	$(547)	$(553)
Change in market value on a security for which an OTTI was previously recognized	(41)	(41)	—
Principal received on OTTI security	—	—	—
Balance – March 31, 2016	$(1,141)	$(588)	$(553)
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
Based on our OTTI assessment process, we determined that there is one asset-backed security in our portfolio of securities available for sale that was impaired as of March 31, 2016. This security is a multi-class, cash flow collateralized bond obligation backed by a pool of trust preferred securities issued by a diversified pool of 56 issuers that consisted of 45 U.S. depository institutions and 11 insurance companies at the time of the security’s issuance in November 2007. We purchased $3.0 million face amount of this security in November 2007 at a price of 95.21% for a total purchase price of $2.9 million, out of a total of $363 million of this security sold at the time of issuance. The security that we own (CUSIP 74042CAE8) is the mezzanine class B piece security with a variable interest rate of 3 month LIBOR plus 60 basis points, which had a rating of Aa2 and AA by Moody’s and Fitch, respectively, at the time of issuance in 2007.
As of March 31, 2016, the amortized cost of this security was $2.0 million with a fair value of $1.4 million, for an unrealized loss of approximately $588 thousand. As of March 31, 2016, the security had a Baa3 rating from Moody’s and a B rating from Fitch and had experienced $42.5 million in defaults (12.5% of total current collateral) and $7.0 million in deferring securities (2.1% of total current collateral) from issuance to March 31, 2016. As of March 31, 2016, the mezzanine class B tranche had $59.5 million in excess subordination.
We have made a determination that the remainder of our securities with respect to which there were unrealized losses as of March 31, 2016 are not other-than-temporarily impaired, because we have concluded that we have the ability to continue to hold those securities until their respective fair market values increase above their respective amortized costs or, if necessary, until their respective maturities. In reaching that conclusion we considered a number of factors and other information, which included: (i) the significance of each such security, (ii) the amount of the unrealized losses attributable to each such security, (iii) our liquidity position, (iv) the impact that retention of those securities could have on our capital position and (v) our evaluation of the expected future performance of these securities (based on the criteria discussed above).
Other Investments
As of March 31, 2016 and December 31, 2015, we had one investment in a limited partnership which was accounted for under the equity method of accounting and included within other assets on the consolidated statements of financial condition. During the three months ended March 31, 2016, we contributed $75 thousand to the investment. We had no contributions to this investment during the three months ended March 31, 2015. As of March 31, 2016 and December 31, 2015, our other investment was as follows:

	March 31, 2016	December 31, 2015
	(Dollars in thousands)
Investments accounted for under the equity method	356	281

5. Loans and Allowance for Loan and Lease Losses
The loan portfolio consisted of the following at:

	March 31, 2016		December 31, 2015
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial loans	$332,618	39.6%	$347,300	40.3%
Commercial real estate loans – owner occupied	201,078	23.9%	195,554	22.7%
Commercial real estate loans – all other	140,416	16.7%	146,641	17.0%
Residential mortgage loans – multi-family	70,970	8.4%	81,487	9.5%
Residential mortgage loans – single family	48,005	5.7%	52,072	6.0%
Land development loans	12,243	1.5%	10,001	1.2%
Consumer loans	34,939	4.2%	28,663	3.3%
Total loans	840,269	100.0%	861,718	100.0%
Deferred loan origination costs, net	779		731
Allowance for loan and lease losses	(13,029)		(12,716)
Loans, net	$828,019		$849,733
At March 31, 2016 and December 31, 2015, loans of approximately $576 million and $523 million, respectively, were pledged to secure borrowings obtained from the FHLB and to support our unfunded borrowing capacity.
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

Set forth below is a summary of the activity in the ALLL during the three months ended March 31, 2016 and 2015:

(Dollars in thousands)	Commercial	Real Estate	Land Development	Consumer and Single Family Mortgages	Total
ALLL in the three months ended March 31, 2016:
Balance at beginning of period	$6,639	$5,109	$282	$686	$12,716
Charge offs	(163)	—	—	—	(163)
Recoveries	53	1	—	2	56
Provision	1,530	(1,041)	(79)	10	420
Balance at end of period	$8,059	$4,069	$203	$698	$13,029
ALLL in the three months ended March 31, 2015:
Balance at beginning of period	$7,670	$5,133	$296	$734	$13,833
Charge offs	(1,387)	—	(85)	—	(1,472)
Recoveries	275	1	—	2	278
Provision	795	(847)	(91)	143	—
Balance at end of period	$7,353	$4,287	$120	$879	$12,639
Set forth below is information regarding loan balances and the related ALLL, by portfolio type, as of March 31, 2016 and December 31, 2015.

(Dollars in thousands)	Commercial	Real Estate	Land Development	Consumer and Single Family Mortgages	Total
ALLL balance at March 31, 2016 related to:
Loans individually evaluated for impairment	$1,000	$498	$—	$—	$1,498
Loans collectively evaluated for impairment	7,059	3,571	203	698	11,531
Total	$8,059	$4,069	$203	$698	$13,029
Loans balance at March 31, 2016 related to:
Loans individually evaluated for impairment	$22,428	$10,369	$1,595	$1,097	$35,489
Loans collectively evaluated for impairment	310,190	402,095	10,648	81,847	804,780
Total	$332,618	$412,464	$12,243	$82,944	$840,269
ALLL Balance at December 31, 2015 related to:
Loans individually evaluated for impairment	$—	$484	$—	$—	$484
Loans collectively evaluated for impairment	6,639	4,625	282	686	12,232
Total	$6,639	$5,109	$282	$686	$12,716
Loans balance at December 31, 2015 related to:
Loans individually evaluated for impairment	$12,431	$11,107	$1,618	$701	$25,857
Loans collectively evaluated for impairment	334,869	412,575	8,383	80,034	835,861
Total	$347,300	$423,682	$10,001	$80,735	$861,718

Credit Quality
The amounts of nonperforming assets and delinquencies that occur within our loan portfolio factor into our evaluation of the adequacy of the ALLL.
The following table provides a summary of the delinquency status of loans by portfolio type at March 31, 2016 and December 31, 2015:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater	Total Past Due	Current	Total Loans Outstanding	Loans >90 Days and Accruing
At March 31, 2016
Commercial loans	$28,141	$640	$8,193	$36,974	$295,644	$332,618	$—
Commercial real estate loans – owner-occupied	247	—	782	1,029	200,049	201,078	—
Commercial real estate loans – all other	—	—	5,447	5,447	134,969	140,416	—
Residential mortgage loans – multi-family	—	—	—	—	70,970	70,970	—
Residential mortgage loans – single family	—	—	535	535	47,470	48,005	—
Land development loans	—	—	1,595	1,595	10,648	12,243	—
Consumer loans	—	250	—	250	34,689	34,939	—
Total(1)	$28,388	$890	$16,552	$45,830	$794,439	$840,269	$—
At December 31, 2015
Commercial loans	$2,010	$1,008	$8,766	$11,784	$335,516	$347,300	$—
Commercial real estate loans – owner-occupied	—	—	797	797	194,757	195,554	—
Commercial real estate loans – all other	316	—	5,207	5,523	141,118	146,641	—
Residential mortgage loans – multi-family	—	—	—	—	81,487	81,487	—
Residential mortgage loans – single family	—	—	535	535	51,537	52,072	—
Land development loans	—	—	1,618	1,618	8,383	10,001	—
Consumer loans	—	—	—	—	28,663	28,663	—
Total(1)	$2,326	$1,008	$16,923	$20,257	$841,461	$861,718	$—

(1)    Loans 90 days or more past due included one consumer mortgage loan collateralized by residential real estate with a recorded investment of $535 thousand which is in the process of foreclosure.
Generally, the accrual of interest on a loan is discontinued when principal or interest payments become more than 90 days past due, unless we believe that the loan is adequately collateralized and it is in the process of collection. There were no loans 90 days or more past due and still accruing interest at March 31, 2016 or December 31, 2015. In certain instances, when a loan is placed on non-accrual status, previously accrued but unpaid interest is reversed against current income. Subsequent collections of cash are applied as principal reductions when received (referred to as full nonaccrual basis of accounting), except when the ultimate collectability of principal is probable, in which case such payments are applied to accrued and unpaid interest, which is credited to income (referred to as nonaccrual cash basis of accounting). Non-accrual loans may be restored to accrual status when principal and interest become current and full repayment becomes expected.
The following table provides information with respect to loans on nonaccrual status, by portfolio type, as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
	(Dollars in thousands)
Nonaccrual loans:
Commercial loans	$22,290	$12,284
Commercial real estate loans – owner occupied	3,750	3,815
Commercial real estate loans – all other	6,178	6,268
Residential mortgage loans – multi-family	442	447
Residential mortgage loans – single family	535	701
Land development loans	1,595	1,618
Total(1)	$34,790	$25,133

(1)    Nonaccrual loans may include loans that are currently considered performing loans.

 We classify our loan portfolio using internal asset quality ratings. The following table provides a summary of loans by portfolio type and our internal asset quality ratings as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
	(Dollars in thousands)
Pass:
Commercial loans	$298,999	$329,192
Commercial real estate loans – owner occupied	195,069	189,944
Commercial real estate loans – all other	125,563	127,702
Residential mortgage loans – multi family	70,528	81,040
Residential mortgage loans – single family	47,470	51,371
Land development loans	10,648	8,383
Consumer loans	34,186	28,663
Total pass loans	$782,463	$816,295
Special Mention:
Commercial loans	$11,152	$5,626
Commercial real estate loans – owner occupied	652	177
Commercial real estate loans – all other	8,983	9,452
Consumer loans	191	—
Total special mention loans	$20,978	$15,255
Substandard:
Commercial loans	$22,467	$12,482
Commercial real estate loans – owner occupied	5,357	5,433
Commercial real estate loans – all other	5,870	9,487
Residential mortgage loans – multi family	442	447
Residential mortgage loans – single family	535	701
Land development loans	1,595	1,618
Consumer loans	562	—
Total substandard loans	$36,828	$30,168
Doubtful:
Commercial loans	$—	$—
Total doubtful loans	$—	$—
Total Loans:	$840,269	$861,718
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
The following table sets forth information regarding impaired loans, at March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
	(Dollars in thousands)
Impaired loans:
Nonaccruing loans	$17,588	$5,063
Nonaccruing restructured loans	17,202	20,070
Accruing restructured loans (1)	699	724
Accruing impaired loans	—	—
Total impaired loans	$35,489	$25,857
Impaired loans less than 90 days delinquent and included in total impaired loans	$18,936	$6,584

(1)	See "Troubled Debt Restructurings" below for a description of accruing restructured loans at March 31, 2016 and December 31, 2015.
The table below contains additional information with respect to impaired loans, by portfolio type, as of March 31, 2016 and December 31, 2015:

	March 31, 2016			December 31, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance (1)	Recorded Investment	Unpaid Principal Balance	Related Allowance (1)
	(Dollars in thousands)
No allowance recorded:
Commercial loans	$9,868	$11,010	$—	$12,431	$14,137	$—
Commercial real estate loans – owner occupied	2,148	2,332	—	2,371	2,515	—
Commercial real estate loans – all other	6,178	6,384	—	6,668	6,806	—
Residential mortgage loans – multi-family	442	448	—	447	450	—
Residential mortgage loans – single family	535	748	—	701	1,037	—
Land development loans	1,595	1,732	—	1,618	1,732	—
Consumer loans	562	562	—	—	—	—
Total	21,328	23,216	—	24,236	26,677	—
With allowance recorded:
Commercial loans	$12,559	$12,608	$1,000	$—	$—	$—
Commercial real estate loans – owner occupied	1,602	1,872	498	1,621	1,872	484
Total	14,161	14,480	1,498	1,621	1,872	484
Total
Commercial loans	$22,427	$23,618	$1,000	$12,431	$14,137	$—
Commercial real estate loans – owner occupied	3,750	4,204	498	3,992	4,387	484
Commercial real estate loans – all other	6,178	6,384	—	6,668	6,806	—
Residential mortgage loans – multi-family	442	448	—	447	450	—
Residential mortgage loans – single family	535	748	—	701	1,037	—
Land development loans	1,595	1,732	—	1,618	1,732	—
Consumer loans	562	562	—	—	—	—
Total	35,489	37,696	1,498	25,857	28,549	484

(1)
When the discounted cash flows, collateral value or market price equals or exceeds the recorded investment in the loan, then specific reserves are not required to be set aside for the loan within the ALLL. This typically occurs when the impaired loans have been partially charged-off and/or there have been interest payments received and applied to the balance of the principal outstanding.

At March 31, 2016 and December 31, 2015, there were $21.3 million and $24.2 million, respectively, of impaired loans for which no specific reserves had been allocated because these loans, in our judgment, were sufficiently collateralized. Of the impaired loans at March 31, 2016 for which no specific reserves were allocated, $20.7 million had been deemed impaired in the prior year.
Average balances and interest income recognized on impaired loans, by portfolio type, for the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended March 31,
	2016		2015
	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized
	(Dollars in thousands)
No allowance recorded:
Commercial loans	$11,149	$197	$11,319	$116
Commercial real estate loans – owner occupied	2,260	—	2,330	—
Commercial real estate loans – all other	6,423	—	7,785	51
Residential mortgage loans – multi-family	444	—	57	5
Residential mortgage loans – single family	618	—	3,149	29
Land development loans	1,606	—	989	7
Consumer loans	281	8	—	—
Total	22,781	205	25,629	208
With allowance recorded:
Commercial loans	6,280	—	2,532	—
Commercial real estate loans – owner occupied	1,611	—	61	—
Total	7,891	—	2,593	—
Total
Commercial loans	17,429	197	13,851	116
Commercial real estate loans – owner occupied	3,871	—	2,391	—
Commercial real estate loans – all other	6,423	—	7,785	51
Residential mortgage loans – multi-family	444	—	57	5
Residential mortgage loans – single family	618	—	3,149	29
Land development loans	1,606	—	989	7
Consumer loans	281	8	—	—
Total	$30,672	$205	$28,222	$208
The interest that would have been earned had the impaired loans remained current in accordance with their original terms was $382 thousand and $204 thousand during the three months ended March 31, 2016 and 2015, respectively.
Troubled Debt Restructurings (“TDRs”)
Pursuant to the FASB's ASU No. 2011-2, A Creditor's Determination of whether a Restructuring is a Troubled Debt Restructuring, the Bank's TDRs totaled $17.9 million and $20.8 million at March 31, 2016 and December 31, 2015, respectively. TDRs consist of loans to which modifications have been made for the purpose of alleviating temporary impairments of the borrower's financial condition and cash flows. Those modifications have come in the forms of changes in amortization terms, reductions in interest rates, interest only payments and, in limited cases, concessions to outstanding loan balances. The modifications are made as part of workout plans we enter into with the borrower that are designed to provide a bridge for the borrower's cash flow shortfalls in the near term. If a borrower works through the near term issues, then in most cases, the original contractual terms of the borrower's loan will be reinstated.
Of the $17.9 million of TDRs outstanding at March 31, 2016, $699 thousand were performing in accordance with their terms and accruing interest, and $17.2 million were not. Our impairment analysis determined $498 thousand of specific reserves were required on the TDR balances outstanding at March 31, 2016.
The following table presents loans restructured as TDRs during the three months ended March 31, 2016 and 2015:

	Three Months Ended
	March 31, 2016			March 31, 2015
(Dollars in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Performing
Consumer loans	1	562	562	—	—	—
	1	562	562	—	—	—
Total Troubled Debt Restructurings(1)	1	$562	$562	—	$—	$—

(1)	No loans were restructured during the three months ended March 31, 2015.

During the three months ended March 31, 2016 and 2015, TDRs that were modified within the preceding 12-month period which subsequently defaulted were as follows:

	Three Months Ended
	March 31, 2016		March 31, 2015
	Number of loans	Recorded Investment	Number of loans	Recorded Investment
	(Dollars in thousands)
Commercial loans	2	$656	—	$—
Total	2	$656	—	$—
6. Income Taxes
For the three months ended March 31, 2016, we had a $198 thousand provision for income tax as a result of net income generated during the quarter. For the three months ended December 31, 2015, we had an $11.6 million income tax benefit as a result of the reversal of the valuation allowance against the Company's deferred tax asset. During the fourth quarter of 2015, management evaluated the positive and negative evidence and determined that there was enough positive evidence to support the full realization of the deferred tax asset and that no valuation allowance was needed. For the three months ended March 31, 2015, we recorded no income tax provision or benefit. We recorded no income tax provision for the first quarter of 2015 as a result of positive and negative evidence that management evaluated. Based on the analysis performed, management chose not to release any portion of the $12.1 million valuation allowance as of March 31, 2015.
We file income tax returns with the U.S. federal government and the state of California. As of March 31, 2016, we were subject to examination by the Internal Revenue Service with respect to our U.S. federal tax returns for the 2012 to 2014 tax years and Franchise Tax Board for California state income tax returns for the 2011 to 2014 tax years. Net operating losses on our U.S. federal and California state income tax returns may be carried forward twenty years. As of March 31, 2016, we do not believe there will be any material adverse changes in our unrecognized tax benefits over the next 12 months.
Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of tax expense. We did not have any accrued interest or penalties associated with any unrecognized tax benefits, and no interest expense was recognized during the three months ended March 31, 2016 and 2015.
7. Stock-Based Employee Compensation Plans
In May 2010, our shareholders approved the adoption of our 2010 Equity Incentive Plan (the “2010 Incentive Plan”), which authorized and set aside a total of 400,000 shares of our common stock for issuance on the exercise of stock options or the grant of restricted stock or other equity incentives to our officers, and other key employees and directors. An additional 158,211 shares of common stock were also set aside which was equal to the total of the shares that were available for the grant of equity incentives under our shareholder-approved 2008 and 2004 Equity Incentive Plans (the "Previously Approved Plans") at the time of the adoption of the 2010 Incentive Plan. Options to purchase a total of 403,434 shares of our common stock granted under the Previously Approved Plans were outstanding at March 31, 2016. The 2010 Incentive Plan provides that if any of these outstanding options under the Previously Approved Plans expire or are terminated for any reason, then the number of shares that would become available for grants or awards of equity incentives under the 2010 Incentive Plan would be increased by an equivalent number of shares. At the Annual Shareholders meeting held in May 2013, our shareholders approved an additional 800,000 share increase in the maximum number of shares of our common stock that may be issued pursuant to grants or exercises of options or restricted shares or other equity incentives under the 2010 Incentive Plan, of which 142,545 shares of restricted stock, net of shares withheld for taxes, have vested as of March 31, 2016 thereby decreasing the maximum number of shares authorized under the 2010 Incentive Plan. As a result, as of March 31, 2016, the maximum number of shares that were authorized for the grant of options or other equity incentives under the 2010 Incentive Plan totaled 1,619,100 (assuming that all 403,434 shares of our common stock subject to options under the Previously Approved Plans expire or are terminated), or approximately 7% of the shares of our common stock then outstanding.
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
Under FASB ASC 718-10, we are required to recognize, in our financial statements, the fair value of the options or any restricted shares that we grant as compensation cost over their respective service periods. The fair values of the options that were outstanding at March 31, 2016 under the 2010 Incentive Plan were estimated as of their respective dates of grant using the Black-Scholes option-pricing model. The Company, under the 2010 Incentive Plan, granted restricted stock for the benefit of its employees and directors. These restricted shares vest over a period of three years for employees and one year for directors. The recipients of restricted shares have the right to vote all shares subject to such grant and receive all dividends with respect to such shares whether or not the shares have vested. The recipients do not pay any cash consideration for the shares.
Stock Options
The table below summarizes the weighted average assumptions used to determine the fair values of the options granted during the following periods:

	Three Months Ended March 31,
Assumptions with respect to:	2016	2015
Expected volatility	40%	44%
Risk-free interest rate	1.90%	1.82%
Expected dividends	—%	—%
Expected term (years)	6.3	6.0
Weighted average fair value of options granted during period	$2.95	$3.13
The following table summarizes the stock option activity under the Company’s equity incentive plans during the three months ended March 31, 2016 and 2015, respectively.

	Number of Shares	Weighted- Average Exercise Price Per Share	Number of Shares	Weighted- Average Exercise Price Per Share
	2016		2015
Outstanding – January 1,	838,696	$6.20	1,257,390	$6.51
Granted	261,301	6.89	112,828	7.09
Exercised	(41,378)	3.89	(204,312)	5.47
Forfeited/Canceled	(13,231)	15.25	(105,218)	12.38
Outstanding – March 31,	1,045,388	6.35	1,060,688	6.19
Options Exercisable – March 31,	608,867	$6.07	532,418	$5.96
Options Vested – March 31,	608,867	$6.07	532,418	$5.96
Options to purchase 41,378 and 204,312 shares of our common stock were exercised during the three months ended March 31, 2016 and 2015, respectively. The aggregate intrinsic value of options exercised during the three months ended March 31, 2016 and 2015 was $130 thousand and $322 thousand, respectively. The fair values of options that vested during the three months ended March 31, 2016 and 2015 was $115 thousand and $71 thousand, respectively.

The following table provides additional information regarding the vested and unvested options that were outstanding at March 31, 2016.

Options Outstanding as of March 31, 2016					Options Exercisable as of March 31, 2016(1)
	Vested	Unvested	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Shares	Weighted Average Exercise Price
$2.97 – $4.99	115,603	2,400	$3.57	4.50	115,603	$3.56
$5.00 – $6.99	447,728	275,080	6.41	7.82	447,728	6.32
$7.00– $10.00	30,736	159,041	7.09	9.36	30,736	7.10
$10.01-$17.31	14,800	—	15.93	0.63	14,800	15.93
	608,867	436,521	$6.35	7.62	608,867	$6.07

(1)	The weighted average remaining contractual life of the options that were exercisable as of March 31, 2016 was 6.57 years.
The aggregate intrinsic value of options that were outstanding and exercisable under the 2010 Incentive Plan at March 31, 2016 and December 31, 2015 was $703 thousand and $904 thousand, respectively.

A summary of the status of the unvested options outstanding as of March 31, 2016, and changes in the weighted average grant date fair values of the unvested options during the three months ended March 31, 2016, are set forth in the following table.

	For the three months ended March 31,
	2016		2015
	Number of Shares Subject to Options	Weighted Average Grant Date Fair Value	Number of Shares Subject to Options	Weighted Average Grant Date Fair Value
Unvested at the beginning of the period	215,926	$2.93	468,504	$2.68
Granted	261,301	2.80	112,828	3.13
Vested	(37,475)	3.06	(31,915)	2.24
Forfeited/Canceled	(3,231)	2.98	(21,147)	2.56
Unvested at the end of the period	436,521	2.84	528,270	2.81
At March 31, 2016, the weighted average period over which nonvested awards were expected to be recognized was 2.50 years.
Restricted Stock
The following table summarizes the activity related to restricted stock granted, vested and forfeited under our equity incentive plans during the three months ended March 31, 2016 and 2015.

	For the three months ended March 31,
	2016		2015
	Number of Shares	Average Grant Date Fair Value	Number of Shares	Average Grant Date Fair Value
Outstanding at the beginning of the period	129,283	$6.75	141,254	$6.29
Granted	81,225	6.75	94,675	7.10
Vested	(35,475)	6.98	(4,987)	6.18
Forfeited	(1,127)	7.10	(3,638)	6.18
Outstanding at the end of the period	173,906	$6.70	227,304	$6.63

Compensation Expense
We expect that the compensation expense that will be recognized during the periods presented below in respect of stock options and restricted stock outstanding at March 31, 2016, will be as follows:

	Estimated Stock Based Compensation Expense Stock Options	Estimated Stock Based Compensation Expense Restricted Stock	Estimated Stock Based Compensation Expense Total
(Dollars in thousands)
For the years ending December 31,
Remainder of 2016	$334	$456	$790
2017	339	289	628
2018	242	115	357
2019	23	12	35
2020 and beyond	—	—	—
	$938	$872	$1,810
The aggregate amounts of stock based compensation expense recognized in our consolidated statements of operations for the three months ended March 31, 2016 and 2015 were $277 thousand and $316 thousand, respectively, in each case net of taxes.

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

The following table shows how we computed basic and diluted EPS for the three months ended March 31, 2016 and 2015.

(In thousands, except per share data)	For the Three Months Ended March 31,
	2016	2015
Numerator:
Net income (loss) from continuing operations	$284	$(85)
Accumulated undeclared dividends on preferred stock	—	(309)
Numerator for basic and diluted net income (loss) available to common shareholders	$284	$(394)
Denominator:
Basic weighted average outstanding shares of common stock	22,873	19,617
Dilutive effect of employee stock options and contingently issuable shares	132	—
Diluted weighted average common stock and common stock equivalents	23,006	19,617
Basic income (loss) per common share:
Net income (loss) available to common shareholders	$0.01	$(0.02)
Diluted income (loss) per common share:
Net income (loss) available to common shareholders	$0.01	$(0.02)
The weighted average shares that have an antidilutive effect in the calculation of diluted net loss per share and have been excluded from the computations above were as follows:

	For the Three Months Ended March 31,
	2016	2015
Stock options(1)	377,537	1,135,864
Convertible securities(2)	—	2,734,018
Shares subject to stock purchase warrants(3)	—	761,278

(1)
Stock options were excluded from the computation of diluted earnings per common share for the three months ended March 31, 2016 as a result of the shares being "out-of-the-money." Stock options were excluded from the computation of earnings per common share for the three months ended March 31, 2015 as we reported a net loss.

(2)	Convertible securities were excluded from the computation of diluted earnings per common share for the three months ended March 31, 2015 as we reported a net loss.

(3)
Stock purchase warrants were excluded from the computation of diluted earnings per common share for the three months ended March 31, 2015 because the exercisability of those warrants was conditioned on the happening of certain future events.

9. Shareholders’ Equity
Accumulated Other Comprehensive Income (Loss), net
Accumulated other comprehensive income (loss), net as of March 31, 2016 and December 31, 2015 was as follows:

	Unrealized Gain (Loss) on Securities Available-for-Sale, net of tax	Accumulated Other Comprehensive Income, Net
	(Dollars in thousands)
Ending balance as of December 31, 2014	$(692)	$(692)
Other comprehensive income before reclassifications, net of tax provision of $81 thousand (1)	(118)	(118)
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	—
Other comprehensive income, net of tax provision of $81 thousand	(118)	(118)
Ending balance as of December 31, 2015	$(810)	$(810)
Other comprehensive loss before reclassifications, net of tax provision of $357 thousand (1)	512	512
Amounts reclassified from accumulated other comprehensive income, net of tax	—	—
Other comprehensive loss, net of tax provision of $357 thousand	512	512
Ending balance as of March 31, 2016	$(298)	$(298)

(1)	Tax impact included in Deferred tax assets.
10. Commitments and Contingencies
Repurchase Reserves
We have historically maintained reserves for possible repurchases that we may have been required to make of certain of the mortgage loans which we sold as a result of deficiencies or defects that may be found to exist in such loans. Our repurchase reserve also covered returns of any premiums earned and administrative fees pertaining to the repurchase of mortgage loans that did not meet investor guidelines, including potential loss of advances on Veterans Affairs or Federal Housing Authority Ginnie Mae loans.  As a result of our exit from the mortgage banking business and no longer being subject to potential loss for anything other than mortgage fraud, we have undertaken an analysis of our accrual. Our analysis assumes that the repurchase liability exposure will decrease over time as mortgage loans are paid off and as we are no longer originating new mortgage loans. No loans were repurchased during the three months ended March 31, 2016. We repurchased $619 thousand of loans during the three months ended March 31, 2015. The following table sets forth information at March 31, 2016 and December 31, 2015, with respect to our repurchase reserves:

	At and For the Three Months Ended	At and For the Year Ended
	March 31, 2016	December 31, 2015
	(Dollars in thousands)
Beginning balance	$314	$381
Recovery of repurchases	(12)	(1)
Settlements	—	(66)
Total repurchases reserve	$302	$314
Commitments
To meet the financing needs of our customers in the normal course of business, we are a party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements. At March 31, 2016 and December 31, 2015, we were committed to fund certain loans including letters of credit amounting to approximately $226 million and $193 million, respectively. The contractual amounts of a credit-related financial instrument, such as a commitment to extend credit, a credit-card arrangement or a letter of credit, represent the amount of potential accounting loss should the commitment be fully drawn upon, the customer were to default, and the value of any existing collateral securing the customer’s payment obligation becomes worthless. The loss reserve for unfunded loan commitments was $275 thousand at each of March 31, 2016 and December 31, 2015.
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
Based on our evaluation of the lawsuits and other proceedings that were pending against us as of March 31, 2016, the outcomes in those suits or other proceedings are not expected to have, either individually or in the aggregate, a material adverse effect on our consolidated financial position, results of operations or cash flows. However, in light of the inherent uncertainties involved, some of which are beyond our control, and the very large or indeterminate damages often sought in such legal actions or proceedings, an adverse outcome in one or more of these suits or proceedings could be material to our financial position, results of operations or cash flows for any particular reporting period.

11. Business Segment Information
We have one reportable business segment, commercial banking. The commercial banking segment provides small and medium-size businesses, professional firms and individuals with a diversified range of products and services such as various types of deposit accounts, various types of commercial and consumer loans, cash management services, and online banking services.
Since our operating segment derives all of its revenues from interest and noninterest income and interest expense constitutes its most significant expense, this segment, are reported below using net interest income (interest income less interest expense) and noninterest income (primarily net gains on sales of SBA loans and fee income). We do not allocate general and administrative expenses or income taxes to our operating segment.

The following table sets forth information regarding the net interest income and noninterest income for our commercial banking segment for the three months ended March 31, 2016 and 2015.

(Dollars in thousands)	Commercial	Other	Total
Net interest income for the three months ended March 31,
2016	$8,842	$(139)	$8,703
2015	$8,243	$(94)	$8,149
Noninterest income for the three months ended March 31,
2016	$741	$13	$754
2015	$879	$3	$882
Segment Assets at:
March 31, 2016	$1,092,087	$10,285	$1,102,372
December 31, 2015	$1,051,501	$10,888	$1,062,389

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
The following table sets forth the capital and capital ratios of the Company (on a consolidated basis) and the Bank (on a stand-alone basis) at March 31, 2016, as compared to the respective regulatory requirements applicable to them.

			Applicable Federal Regulatory Requirement
			For Capital Adequacy Purposes		To be Categorized As Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total Capital to Risk Weighted Assets:
Company	$155,548	16.7%	$74,354	At least 8.0	N/A	N/A
Bank	137,154	15.0%	73,211	At least 8.0	$91,513	At least 10.0
Common Equity Tier 1 Capital to Risk Weighted Assets:
Company	$130,132	14.0%	$41,824	At least 4.5	N/A	N/A
Bank	125,624	13.7%	41,181	At least 4.5	$59,484	At least 6.5
Tier 1 Capital to Risk Weighted Assets:
Company	$143,841	15.5%	$55,765	At least 6.0	N/A	N/A
Bank	125,624	13.7%	54,908	At least 6.0	$73,211	At least 8.0
Tier 1 Capital to Average Assets:
Company	$143,841	13.6%	$42,184	At least 4.0	N/A	N/A
Bank	125,624	12.1%	41,635	At least 4.0	$52,044	At least 5.0
In early July 2013, the Federal Reserve Board and the FDIC issued final rules implementing the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act changes.  The rules revise minimum capital requirements and adjust prompt correct action thresholds.  The final rules revise the regulatory capital elements, add a new common equity Tier 1 capital ratio, increase the minimum Tier 1 capital ratio requirement, and implement a new capital conservation buffer.  The rules also permit certain banking organizations to retain, through a one-time election, the existing treatment for accumulated other comprehensive income.  The final rules took effect for community banks on January 1, 2015, subject to a transition period for certain parts of the rules.  At March 31, 2016, the Bank (on a stand-alone basis) continued to qualify as a well-capitalized institution, and the Company continued to exceed the minimum required capital ratios applicable to it, under the capital adequacy guidelines described above.

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
In addition to the risk of incurring loan losses, which is an inherent risk of the banking business, these risks and uncertainties include, but are not limited to, the following: the risk that the economic recovery in the United States, which is improving but still relatively fragile, will be adversely affected by domestic or international economic conditions, which could cause us to incur additional loan losses and adversely affect our results of operations in the future; the risk that our interest margins and, therefore, our net interest income will be adversely affected by changes in prevailing interest rates; the risk that we will not succeed in further reducing our remaining nonperforming assets, in which event we would face the prospect of further loan charge-offs and write-downs of assets; the risk that we will not be able to manage our interest rate risks effectively, in which event our operating results could be harmed; the prospect that government regulation of banking and other financial services organizations will increase, causing our costs of doing business to increase and restricting our ability to take advantage of business and growth opportunities; the risk that our efforts to develop a robust commercial banking platform may not succeed; and the risk that we may be unable to realize our expected level of increasing deposit inflows. Additional information regarding these and other risks and uncertainties to which our business is subject is contained in our Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Form 10-K”) that we filed with the Securities and Exchange Commission (“SEC”) on March 13, 2015, and readers of this Report are urged to review the additional information contained in that report, and in any subsequent Quarterly Report on Form 10-Q that we file with the SEC. We urge you to read those risk factors in conjunction with your review of the following discussion and analysis of our results of operations for the three months ended, and our financial condition at, March 31, 2016.
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
As of March 31, 2016, our total assets, net loans and total deposits were $1.1 billion, $828 million and $934 million, respectively.
The Bank, which is headquartered in Orange County, California, approximately 40 miles south of Los Angeles, conducts a commercial banking business in Orange, Los Angeles, San Bernardino and San Diego counties in Southern California. The Bank is also a member of the Federal Reserve System and its deposits are insured, to the maximum extent permitted by law, by the Federal Deposit Insurance Corporation (the “FDIC”). For the three months ended March 31, 2016 and 2015, we operated as one reportable segment, Commercial Banking.
Unless the context otherwise requires, the “Company,” “we,” “our,” “ours,” and “us” refer to Pacific Mercantile Bancorp and its consolidated subsidiaries.

Results of Operations
Operating Results for the Three Months Ended March 31, 2016 and 2015
Our operating results for the three months ended March 31, 2016, compared to the same period in March 31, 2015, was as follows:

	Three Months Ended March 31,		2016 vs. 2015 % Change
	2016	2015

Interest income	$9,954	$9,471	5.1%
Interest expense	1,251	1,322	(5.4)%
Provision for loan and lease losses	420	—	100.0%
Non-interest income	754	882	(14.5)%
Non-interest expense	8,555	9,116	(6.2)%
Income tax expense	198	—	100.0%
Net income (loss)	284	(85)	(434.1)%
Interest Income
Three Months Ended March 31, 2016 and 2015
Total interest income increased 5.1% to $10.0 million for the three months ended March 31, 2016 as compared to $9.5 million for the three months ended March 31, 2015. This was primarily due to an increase in interest income on loans during the three months ended March 31, 2016 compared to the same prior year period, which was primarily attributable to an increase in the average loan balance and average yield on loans over the same period. During the three months ended March 31, 2016 and 2015, interest income on loans was $9.4 million and $9.0 million, respectively, yielding 4.51% and 4.42% on average loan balances of $842.2 million and $827.5 million, respectively. The increase in the average loan balances is attributable to an increase in loan demand. The increase in average loan yield is primarily attributable to the actions of the Federal Reserve Board to raise short-term interest rates by 25 basis points in the fourth quarter of 2015.
During the three months ended March 31, 2016 and 2015, interest income from our securities available-for-sale and stock was $349 thousand and $373 thousand, respectively, yielding 2.34% and 2.21% on average balances of $60.1 million and $68.3 million, respectively. The investment yield increase is primarily due to the actions of the Federal Reserve Board to raise short-term interest rates by 25 basis points in the fourth quarter of 2015. The average securities balances decreased as a result of maturities of, and payments on, securities which we did not fully replace. Interest income from our short-term investments, including our federal funds sold and interest-bearing deposits, was $157 thousand and $79 thousand for the three months ended March 31, 2016 and 2015, respectively, yielding 0.52% and 0.26% on average balances of $122.1 million and $125.5 million, respectively. The increase in interest income from our short-term investments was primarily attributable to an increase in the average yield during the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. The increase in the average yield is attributable to the Federal Reserve Board raising interest rates by 25 basis points in the fourth quarter of 2015. As a result, total interest income on investments increased for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015.
Interest Expense
Three Months Ended March 31, 2016 and 2015
Total interest expense decreased 5.4% for the three months ended March 31, 2016 for the three months ended March 31, 2015. The decrease was primarily due to a decrease in average interest-bearing liabilities from $701.8 million at March 31, 2015 to $656.0 million at March 31, 2016, respectively, with a cost of funds of 0.77% and 0.76%, respectively, which consisted of deposits, borrowings and junior subordinated debentures. Average interest-bearing liabilities decreased primarily as a result of a decrease in the volume of certificates of deposit due to our decision to decrease our reliance on certificates of deposit. Interest expense on our certificates of deposit for the three months ended March 31, 2016 and 2015 was $609 thousand and $696 thousand, respectively, with a cost of funds of 0.93% and 0.89% on average balances of $263.3 million and $316.5 million, respectively.

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
The following table sets forth information regarding our average balance sheet, yields on interest earning assets, interest expense on interest-bearing liabilities, the interest rate spread and the interest rate margin for the three months ended March 31, 2016 and 2015. Average balances are calculated based on average daily balances.

	Three Months Ended March 31,
	2016			2015
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets
Short-term investments(1)	$122,109	$157	0.52%	$125,499	$79	0.26%
Securities available for sale and stock(2)	60,076	349	2.34%	68,312	373	2.21%
Loans(3)	842,200	9,448	4.51%	827,471	9,019	4.42%
Total interest-earning assets	1,024,385	9,954	3.91%	1,021,282	9,471	3.76%
Noninterest-earning assets
Cash and due from banks	15,768			14,789
All other assets	19,738			10,382
Total assets	$1,059,891			$1,046,453
Interest-bearing liabilities:
Interest-bearing checking accounts	$51,567	22	0.17%	$39,249	24	0.25%
Money market and savings accounts	313,669	455	0.58%	289,479	405	0.57%
Certificates of deposit	263,255	609	0.93%	316,487	696	0.89%
Other borrowings	10,000	25	1.01%	39,089	72	0.75%
Junior subordinated debentures	17,527	140	3.21%	17,527	125	2.89%
Total interest bearing liabilities	656,018	1,251	0.77%	701,831	1,322	0.76%
Noninterest bearing liabilities
Demand deposits	262,406			217,605
Accrued expenses and other liabilities	6,358			6,777
Shareholders' equity	135,109			120,240
Total liabilities and shareholders' equity	$1,059,891			$1,046,453
Net interest income		$8,703			$8,149
Net interest income/spread			3.14%			3.00%
Net interest margin			3.42%			3.24%

(1)	Short-term investments consist of federal funds sold and interest bearing deposits that we maintain at other financial institutions.

(2)	Stock consists of Federal Home Loan Bank of San Francisco ("FHLB") stock and Federal Reserve Bank of San Francisco (“FRBSF”) stock.

(3)	Loans include the average balance of nonaccrual loans.

The following table sets forth changes in interest income, including loan fees, and interest paid in the three months ended March 31, 2016 and 2015 and the extent to which those changes were attributable to changes in (i) the volumes of or the rates of interest earned on interest-earning assets and (ii) the volumes of or the rates of interest paid on our interest-bearing liabilities.

	Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015 Increase (Decrease) due to Changes in
	Volume	Rates	Total Increase (Decrease)
	(Dollars in thousands)
Interest income
Short-term investments(1)	$(2)	$80	$78
Securities available for sale and stock(2)	(45)	21	(24)
Loans	198	231	429
Total earning assets	151	332	483
Interest expense
Interest-bearing checking accounts	7	(9)	(2)
Money market and savings accounts	37	13	50
Certificates of deposit	(117)	30	(87)
Borrowings	(66)	19	(47)
Junior subordinated debentures	—	15	15
Total interest-bearing liabilities	(139)	68	(71)
Net interest income	$290	$264	$554

(1)	Short-term investments consist of federal funds sold and interest bearing deposits that we maintain at financial institutions.

(2)	Stock consists of FHLB stock and FRBSF stock.
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
We recorded a $420 thousand provision for loan and lease losses during the three months ended March 31, 2016 as compared to no provision for loan and lease losses recorded for three months ended March 31, 2015. We recorded a provision of $420 thousand for the first quarter of 2016 as a result of one large loan relationship moving to nonaccrual status during the period and charge offs exceeding recoveries during that same period. There was no provision in the first quarter of 2015 as loan growth was minimal during the period and, with the exception of a previously identified problem loan relationship, asset quality continued to improve.

See "—Financial Condition—Nonperforming Assets and Allowance for Loan and Lease Losses" below in this Item 2 for additional information regarding the ALLL.
Noninterest Income
The following table identifies the components of and the percentage changes in noninterest income during the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	Amount	Amount	Percentage Change
	2016	2015	2016 vs. 2015

Service fees on deposits and other banking services	255	212	20.3%
Net gain on sale of small business administration loans	40	—	100.0%
Other noninterest income	459	670	(31.5)%
Total noninterest income	$754	$882	(14.5)%
Three Months Ended March 31, 2016 and 2015
Noninterest income decreased by $128 thousand for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015, primarily as a result of a $200 thousand recovery during the first quarter of 2015 partially offset by an increase of $40 thousand in net gain on small business administration ("SBA") loans and an increase in loan servicing and referral fees during the same period in 2016.
Noninterest Expense
The following table sets forth the principal components and the amounts of, and the percentage changes in, noninterest expense during the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31,
	2016	2015	2016 vs. 2015
	Amount	Amount	Percent Change

Salaries and employee benefits	$5,687	$5,908	(3.7)%
Occupancy	745	660	12.9%
Equipment and depreciation	423	393	7.6%
Data processing	315	236	33.5%
FDIC expense	195	352	(44.6)%
Other real estate owned expense, net	(70)	102	(168.6)%
Professional fees	550	628	(12.4)%
Business development	119	156	(23.7)%
Loan related expense	38	69	(44.9)%
Insurance	76	88	(13.6)%
Other operating expenses (1)	477	524	(9.0)%
Total noninterest expense	$8,555	$9,116	(6.2)%

(1)	Other operating expenses primarily consist of telephone, advertising, director fees, regulatory expenses, and correspondent bank fees.
Three Months Ended March 31, 2016 and 2015
Noninterest expense decreased $561 thousand, or 6.2%, for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015, primarily as a result of:

•	A decrease of $221 thousand in salaries and employee benefits primarily related to a decrease in our personnel expense as a result of severance paid to the SBA Group in the first quarter of 2015;

•	A decrease of $157 thousand in our FDIC insurance expense as a result of a decrease in our insurance premium rate;

•
A decrease of $172 thousand in OREO during the three months ended March 31, 2016 as compared to the same period in 2015 as a result of a gain on sale during the first quarter of 2016 and minimal OREO expenses.

Provision for Income Tax
For the three months ended March 31, 2016, we had a $198 thousand provision for income tax as a result of net income generated during the quarter. For the three months ended March 31, 2015, we recorded no income tax provision or benefit. We recorded no income tax provision for the first quarter of 2015 as a result of positive and negative evidence that management evaluated. Based on the analysis performed, management chose not to release any portion of the $12.1 million valuation allowance as of March 31, 2015.
Financial Condition
Assets
Our total assets increased by $40 million to $1.1 billion at March 31, 2016 from $1.1 billion at December 31, 2015. The following table sets forth the composition of our interest earning assets at:

	March 31, 2016	December 31, 2015
	(Dollars in thousands)
Interest-bearing deposits with financial institutions (1)	$160,491	$103,276
Interest-bearing time deposits with financial institutions	4,417	4,665
Federal Reserve Bank of San Francisco and Federal Home Loan Bank Stock, at cost	8,170	8,170
Securities available for sale, at fair value	51,162	52,249
Loans (net of allowances of $13,029 and $12,716, respectively)	828,019	849,733

(1)	Includes interest-earning balances maintained at the FRBSF.
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
The following is a summary of the major components of securities available for sale and a comparison of the amortized cost, estimated fair values and the gross unrealized gains and losses attributable to those securities, as of March 31, 2016 and December 31, 2015:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Securities available for sale at March 31, 2016:
Residential mortgage backed securities issued by U.S. Agencies	$44,225	$114	$(241)	$44,098
Residential collateralized mortgage obligations issued by non agencies	590	—	(18)	572
Asset backed security	2,027	—	(588)	1,439
Mutual funds	5,000	71	(18)	5,053
Total securities available for sale	$51,842	$185	$(865)	$51,162
Securities available for sale at December 31, 2015:
Residential mortgage backed securities issued by U.S. Agencies	$46,126	$4	$(976)	$45,154
Residential collateralized mortgage obligations issued by non agencies	646	—	(14)	632
Asset backed security	2,027	—	(547)	1,480
Mutual funds	5,000	33	(50)	4,983
Total securities available for sale	$53,799	$37	$(1,587)	$52,249
The amortized cost of securities available for sale at March 31, 2016 is shown in the table below by contractual maturities taking into consideration historical prepayments based on the prior twelve months of principal payments. Expected maturities will differ from contractual maturities and historical prepayments, particularly with respect to collateralized mortgage obligations, primarily because prepayment rates are affected by changes in conditions in the interest rate market and, therefore, future prepayment rates may differ from historical prepayment rates.

	March 31, 2016 Maturing in
	One year or less		Over one year through five years		Over five years through ten years		Over ten years		Total
(Dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Securities available for sale:
Residential mortgage-backed securities issued by U.S. Agencies	$6,957	1.52%	$20,662	1.53%	$13,662	1.59%	$2,944	1.57%	$44,225	1.55%
Non-agency collateralized mortgage obligations	590	3.19	—	—%	—	—	—	—	590	3.19%
Asset backed securities	—	—	—	—	—	—	2,027	2.92%	2,027	2.92%
Mutual funds	—	—	5,000	1.79%	—	—	—	—	5,000	1.79%
Total Securities Available for sale	$7,547	1.65%	$25,662	1.58%	$13,662	1.59%	$4,971	2.12%	$51,842	1.64%

Loans
The following table sets forth the composition, by loan category, of our loan portfolio at March 31, 2016 and December 31, 2015:

	March 31, 2016		December 31, 2015
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial loans	$332,618	39.6%	$347,300	40.3%
Commercial real estate loans – owner occupied	201,078	23.9%	195,554	22.7%
Commercial real estate loans – all other	140,416	16.7%	146,641	17.0%
Residential mortgage loans – multi-family	70,970	8.4%	81,487	9.5%
Residential mortgage loans – single family	48,005	5.7%	52,072	6.0%
Land development loans	12,243	1.5%	10,001	1.2%
Consumer loans	34,939	4.2%	28,663	3.3%
Total loans	840,269	100.0%	861,718	100.0%
Deferred loan origination costs, net	779		731
Allowance for loan and lease losses	(13,029)		(12,716)
Loans, net	$828,019		$849,733
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
The following table sets forth the maturity distribution of our loan portfolio (excluding single and multi-family residential mortgage loans and consumer loans) at March 31, 2016:

	March 31, 2016
	One Year or Less	Over One Year Through Five Years	Over Five Years	Total
	(Dollars in thousands)
Real estate loans(1)
Floating rate	$20,949	$35,938	$148,980	$205,867
Fixed rate	17,267	56,586	74,017	147,870
Commercial loans
Floating rate	91,378	64,689	22,956	179,023
Fixed rate	77,636	71,162	4,797	153,595
Total	$207,230	$228,375	$250,750	$686,355

(1)	Does not include mortgage loans on single or multi-family residences or consumer loans, which totaled $119.0 million and $34.9 million, respectively, at March 31, 2016.
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
The following table sets forth information regarding our nonperforming assets, as well as information regarding restructured loans, at March 31, 2016 and December 31, 2015:

	At March 31, 2016	At December 31, 2015
	(Dollars in thousands)
Nonaccrual loans:
Commercial loans	$22,290	$12,284
Commercial real estate	9,928	10,083
Residential real estate	977	1,148
Land development	1,595	1,618
Total nonaccrual loans	$34,790	$25,133
Loans past due 90 days and still accruing interest:
Total loans past due 90 days and still accruing interest	$—	$—
Other real estate owned (OREO):
Residential real estate	—	650
Total other real estate owned	$—	$650
Total nonperforming assets	$34,790	$25,783
Restructured loans:
Accruing loans	$699	$724
Nonaccruing loans (included in nonaccrual loans above)	17,202	20,070
Total restructured loans	$17,901	$20,794

As the above table indicates, total nonperforming assets increased by approximately $9.0 million, or 34.9%, to $34.8 million as of March 31, 2016 from $25.8 million as of December 31, 2015, attributable to the addition of one loan relationship of $12.6 million moving to nonaccrual status during the first quarter of 2016. We currently expect this loan relationship will be resolved by full repayment. The addition to nonaccrual status of this $12.6 million loan relationship was partially offset by the payoff of a $2.0 million loan relationship previously placed on nonaccrual status. The two legacy loans that were placed on nonaccrual status in the fourth quarter of 2015 remain well collateralized. These loans were renegotiated and have been operating under forbearance agreements with terms requiring full repayment of principal and interest by the end of the second quarter of 2016. The decrease in our OREO balance from December 31, 2015 related to the sale of the remaining portion of our OREO property which resulted in a gain of $107 thousand.
Information Regarding Impaired Loans. At March 31, 2016, loans deemed impaired totaled $35.5 million as compared to $25.9 million at December 31, 2015. We had an average investment in impaired loans of $30.7 million for the three months ended March 31, 2016 as compared to $28.2 million for the three months ended March 31, 2015. The interest that would have been earned during the three months ended March 31, 2016 had the nonaccruing impaired loans remained current in accordance with their original terms was approximately $382 thousand.
The following table sets forth the amount of impaired loans to which a portion of the ALLL has been specifically allocated, and the aggregate amount so allocated, in accordance with Accounting Standards Codification (“ASC”) 310-10, and the amount of the ALLL and the amount of impaired loans for which no such allocations were made, in each case at March 31, 2016 and December 31, 2015:

	March 31, 2016			December 31, 2015
	Loans	Reserves for Loan Losses	% of Reserves to Loans	Loans	Reserves for Loan Losses	% of Reserves to Loans
	(Dollars in thousands)
Impaired loans with specific reserves	$14,161	$1,498	10.6%	$1,621	$484	29.9%
Impaired loans without specific reserves	21,328	—	—	24,236	—	—
Total impaired loans	$35,489	$1,498	4.2%	$25,857	$484	1.9%
The $9.6 million increase in impaired loans to $35.5 million at March 31, 2016 from $25.9 million at December 31, 2015 was primarily attributable to the addition of one loan relationship of $12.6 million moving to nonaccrual status during the first quarter of 2016, partially offset by the payoff of a $2.0 million loan relationship previously placed on nonaccrual status. Accruing restructured loans were comprised of a number of loans performing in accordance with modified terms, which included lowering of interest rates, deferral of payments, or modifications to payment terms. Based on an internal analysis, using the current estimated fair values of the collateral or the discounted present values of the future estimated cash flows of the impaired loans, we concluded that, at March 31, 2016, $1.5 million of specific reserves were required on seven impaired loans and that all remaining impaired loans were well secured and adequately collateralized with no specific reserves required.
Allowance for Loan and Lease Losses. The ALLL totaled $13.0 million, representing 1.55% of loans outstanding, at March 31, 2016, as compared to $12.7 million, or 1.48% of loans outstanding, at December 31, 2015.
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

Set forth below is information regarding loan balances and the related ALLL, by portfolio type, for the three months ended March 31, 2016 and 2015.

(Dollars in thousands)	Commercial	Real Estate	Land Development	Consumer and Single Family Mortgages	Total
ALLL for the three months ended March 31, 2016:
Balance at beginning of year	$6,639	$5,109	$282	$686	$12,716
Charge offs	(163)	—	—	—	(163)
Recoveries	53	1	—	2	56
Provision	1,530	(1,041)	(79)	10	420
Balance at end of year	$8,059	$4,069	$203	$698	$13,029
Allowance for loan and lease losses as a percentage of average total loans					1.55%
Allowance for loan and lease losses as a percentage of total outstanding loans					1.55%
Ratio of net charge-offs to average loans outstanding (annualized)					0.05%
ALLL for the three months ended March 31, 2015:
Balance at beginning of year	$7,670	$5,133	$296	$734	$13,833
Charge offs	(1,387)	—	(85)	—	(1,472)
Recoveries	275	1	—	2	278
Provision	795	(847)	(91)	143	—
Balance at end of year	$7,353	$4,287	$120	$879	$12,639
Allowance for loan and lease losses as a percentage of average total loans					1.53%
Allowance for loan and lease losses as a percentage of total outstanding loans					1.50%
Ratio of net charge-offs to average loans outstanding (annualized)					0.59%
The ALLL increased $390 thousand from March 31, 2015 to March 31, 2016 primarily as a result of one large loan relationship moving to nonaccrual status during the first quarter of 2016 and charge offs exceeding recoveries during that same period.
We classify our loan portfolios using asset quality ratings. The credit quality table in Note 5, Loans and Allowance for Loan and Lease Losses above in Item 1, provides a summary of loans by portfolio type and asset quality ratings as of March 31, 2016 and December 31, 2015. Loans totaled approximately $840.3 million at March 31, 2016, a decrease of $21.4 million from $861.7 million at December 31, 2015. The disaggregation of the loan portfolio by risk rating in the credit quality table located in Note 5 reflects the following changes that occurred between December 31, 2015 and March 31, 2016:

•
Loans rated "Pass" totaled $782.5 million, a decrease of $33.8 million from $816.3 million at December 31, 2015. The decrease was primarily attributable to downgrades to "Special Mention" and "Substandard" of $5.2 million and $13.2 million, respectively, and paydowns of $40.5 million, partially offset by new loan growth.

•
Loans rated "Special Mention" totaled $21.0 million, an increase of $5.7 million from $15.3 million at December 31, 2015. The increase was primarily the result of $5.2 million downgraded from "Pass" and a $1.2 million increase on a revolving line of credit already in "Special Mention", partially offset by payoffs and principal payments.

•
Loans rated "Substandard" totaled $36.8 million, an increase of $6.7 million from $30.2 million at December 31, 2015. This increase was primarily the result of $13.2 million downgraded from "Pass", partially offset by principal payments of $669 thousand, payoffs of $5.7 million and $163 thousand of loans charged off.

Our loss migration analysis currently utilizes a series of twelve staggered 16-quarter migration periods, which was increased during the second quarter of 2015 from four staggered 16-quarter migration periods in order to broaden the loss experience incorporated into the analysis. As a result, for purposes of determining applicable loss factors at March 31, 2016, our migration analysis covered the period from December 1, 2010 to March 31, 2016. We believe this was consistent with and reasonably reflects current economic conditions, portfolio trends and the risks that were inherent in our loan portfolio at March 31, 2016.
The table below sets forth loan delinquencies, by quarter, for the five preceding quarters ended March 31, 2016.

	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Loans Delinquent:	(Dollars in thousands)
90 days or more:
Commercial loans	$8,193	$8,766	$10,383	$12,132	$—
Commercial real estate	6,229	6,004	2,579	—	—
Residential mortgages	535	535	535	763	733
Land development loans	1,595	1,618	1,640	1,685	—
	16,552	16,923	15,137	14,580	733
30-89 days:
Commercial loans	28,781	3,018	5,346	527	24,143
Commercial real estate	247	316	1,255	4,847	891
Residential mortgages	—	—	—	—	181
Land development loans	—	—	—	—	1,717
Consumer loans	250	—	—	—	—
	29,278	3,334	6,601	5,374	26,932
Total Past Due(1):	$45,830	$20,257	$21,738	$19,954	$27,665

(1)	Past due balances include nonaccrual loans.
As the above table indicates, total past due loans increased by $25.6 million, to $45.8 million at March 31, 2016 from $20.3 million at December 31, 2015. Loans past due 90 days or more decreased by $371 thousand, to $16.6 million at March 31, 2016, from $16.9 million at December 31, 2015.
Loans 30-89 days past due increased by $25.9 million to $29.3 million at March 31, 2016 from $3.3 million at December 31, 2015 primarily attributable to one loan relationship totaling $27.1 million, which was in the process of renewal at March 31, 2016 and has renewed and returned to current status subsequent to March 31, 2016.
Deposits
Average Balances of and Average Interest Rates Paid on Deposits
Set forth below are the average amounts of, and the average rates paid on, deposits for the three months ended March 31, 2016 and year ended December 31, 2015:

	Three Months Ended March 31, 2016		Year Ended December 31, 2015
	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)
Noninterest bearing demand deposits	$262,406	—	$237,371	—
Interest-bearing checking accounts	51,567	0.17%	40,916	0.23%
Money market and savings deposits	313,669	0.58%	300,088	0.57%
Time deposits(1)	263,255	0.93%	308,529	0.90%
Total deposits	$890,897	0.49%	$886,904	0.51%

(1)	Comprised of time certificates of deposit in denominations of less than and more than $100,000.

Deposit Totals
Deposits totaled $934.3 million at March 31, 2016 as compared to $893.8 million at December 31, 2015. The following table provides information regarding the mix of our deposits at March 31, 2016 and December 31, 2015:

	At March 31, 2016		At December 31, 2015
	Amounts	% of Total Deposits	Amounts	% of Total Deposits
	(Dollars in thousands)
Deposits
Noninterest bearing demand deposits	$271,225	29.1%	$249,676	27.9%
Savings and other interest-bearing transaction deposits	407,664	43.6%	363,838	40.7%
Time deposits(1)	255,439	27.3%	280,326	31.4%
Total deposits	$934,328	100.0%	$893,840	100.0%

(1)	Comprised of time certificates of deposit in denominations of less than and more than $100,000.
Certificates of deposit in denominations of $100,000 or more, on which we pay higher rates of interest than on other deposits, aggregated $223.3 million, or 23.9%, of total deposits at March 31, 2016, as compared to $245.2 million, or 27.4%, of total deposits at December 31, 2015. This decrease was due to our decision to decrease our reliance on certificates of deposit.
Set forth below is a maturity schedule of domestic time certificates of deposit outstanding at March 31, 2016 and December 31, 2015:

	March 31, 2016		December 31, 2015
Maturities	Certificates of Deposit Under $ 100,000	Certificates of Deposit $100,000 or more	Certificates of Deposit Under $100,000	Certificates of Deposit $100,000 or more
	(Dollars in thousands)
Three months or less	$5,355	$36,446	$13,419	$109,179
Over three and through six months	7,278	53,256	5,453	31,336
Over six and through twelve months	15,256	104,758	12,286	83,252
Over twelve months	4,263	28,827	3,957	21,444
Total	$32,152	$223,287	$35,115	$245,211

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
Our liquid assets, which included cash and due from banks, federal funds sold, interest earning deposits that we maintain with financial institutions and unpledged securities available for sale (excluding FRBSF and FHLB stock) totaled $218.4 million, which represented 20% of total assets, at March 31, 2016. We believe that our cash and cash equivalent resources, together with available borrowings under our credit facilities, will be sufficient to meet normal operating requirements for at least the next twelve months, including to enable us to meet any increase in deposit withdrawals that might occur in the foreseeable future.
Cash Flow Used in Operating Activities. During the three months ended March 31, 2016, operating activities used net cash of $666 thousand, primarily attributable to a decrease in our other liabilities, which resulted from the payment of our accrued incentive compensation for 2015, partially offset by our net income of $284 thousand and the adjustments for depreciation and amortization and stock compensation expense. During the three months ended March 31, 2015, operating activities used net cash of $1.0 million, primarily attributable to a decrease in our other liabilities, which resulted from the payment of our accrued incentive compensation for 2014.
Cash Flow Provided by Investing Activities. During the three months ended March 31, 2016, investing activities provided cash of $24.2 million, primarily comprised of $1.9 million of cash from maturities of and principal payments on securities available for sale and $21.4 million provided by paydowns in loans. During the three months ended March 31, 2015, investing activities provided net cash of $327 thousand, primarily attributable to $2.1 million of cash from maturities and principal payments on securities available for sale and $2.1 million of cash from principal payments on other investments, partially offset by $3.7 million used to fund an increase in loans.
Cash Flow Provided by (Used in) Financing Activities. During the three months ended March 31, 2016, financing activities provided net cash of $40.7 million, consisting of a $21.5 million increase in our demand deposits and a $18.9 million increase in interest bearing deposits, which was the result of new client acquisition as well as seasonality. During the three months ended March 31, 2015, financing activities used net cash of $38.7 million, consisting primarily of a $30.8 million net decrease in interest bearing deposits, which resulted primarily from a decision to decrease the rates of interest we pay on our certificates of deposit in order to increase our loan-to-deposit ratio and decrease our cost of funds, and a $9.5 million decrease in borrowings.
Ratio of Loans to Deposits. The relationship between gross loans and total deposits can provide a useful measure of a bank’s liquidity. Since repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loan-to-deposit ratio the less liquid are our assets. On the other hand, since we realize greater yields on loans than we do on investments, a lower loan-to-deposit ratio can adversely affect interest income and earnings. As a result, our goal is to achieve a loan-to-deposit ratio that appropriately balances the requirements of liquidity and the need to generate a fair return on our assets. At March 31, 2016 and December 31, 2015, the loan-to-deposit ratio was 90% and 96%, respectively.
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
The following table sets forth the capital and capital ratios of the Company (on a consolidated basis) and the Bank (on a stand-alone basis) at March 31, 2016, as compared to the respective regulatory requirements applicable to them.

			Applicable Federal Regulatory Requirement
			For Capital Adequacy Purposes		To be Categorized As Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total Capital to Risk Weighted Assets:
Company	$155,548	16.7%	$74,354	At least 8.0	N/A	N/A
Bank	137,154	15.0%	73,211	At least 8.0	$91,513	At least 10.0
Common Equity Tier 1 Capital to Risk Weighted Assets:
Company	$130,132	14.0%	$41,824	At least 4.5	N/A	N/A
Bank	125,624	13.7%	41,181	At least 4.5	$59,484	At least 6.5
Tier 1 Capital to Risk Weighted Assets:
Company	$143,841	15.5%	$55,765	At least 6.0	N/A	N/A
Bank	125,624	13.7%	54,908	At least 6.0	$73,211	At least 8.0
Tier 1 Capital to Average Assets:
Company	$143,841	13.6%	$42,184	At least 4.0	N/A	N/A
Bank	125,624	12.1%	41,635	At least 4.0	$52,044	At least 5.0
In early July 2013, the Federal Reserve Board and the FDIC issued final rules implementing the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act changes.  The rules revise minimum capital requirements and adjust prompt correct action thresholds.  The final rules revise the regulatory capital elements, add a new common equity Tier 1 capital ratio, increase the minimum Tier 1 capital ratio requirement, and implement a new capital conservation buffer.  The rules also permit certain banking organizations to retain, through a one-time election, the existing treatment for accumulated other comprehensive income.  The final rules took effect for community banks on January 1, 2015, subject to a transition period for certain parts of the rules.  At March 31, 2016 the Bank (on a stand-alone basis) continued to qualify as a well-capitalized institution, and the Company continued to exceed the minimum required capital ratios applicable to it, under the capital adequacy guidelines described above.
The consolidated total capital and Tier 1 capital of the Company at March 31, 2016 includes an aggregate of $17.0 million principal amount of the $17.5 million of 30-year junior subordinated debentures that we issued in 2002 and 2004 (the “Debentures”). See “—Contractual Obligations—Junior Subordinated Debentures” below for additional information. We contributed the net proceeds from the sales of the Debentures to the Bank, thereby providing it with additional cash to fund the growth of its banking operations and, at the same time, to increase its total capital and Tier 1 capital.
Quarterly interest payments on the Debentures require prior approval of the FRBSF. As of March 31, 2016, we were current on all interest payments.
Dividend Policy and Share Repurchase Programs.
It is, and since the beginning of 2009 it has been, the policy of the Boards of Directors of the Company and the Bank to preserve cash to enhance our capital positions and the Bank's liquidity. Accordingly, we do not expect to pay dividends or make share repurchases for the foreseeable future.
The principal source of cash available to a bank holding company consists of cash dividends from its bank subsidiaries. There are currently several restrictions on the Bank’s ability to pay us cash dividends. Government regulations, including the laws of the State of California, as they pertain to the payment of cash dividends by California state chartered banks, limits the amount of funds that the Bank is permitted to dividend to us. Further, Section 23(a) of the Federal Reserve Act limits the amounts that a bank may loan to its bank holding company to an aggregate of no more than 10% of the bank subsidiary’s capital surplus and retained earnings and requires that such loans be secured by specified assets of the bank holding company. See Note 14, Shareholders’ Equity, in the notes to our consolidated financial statements for more detail regarding the restrictions on dividends and inter-company transactions. While restrictions on the payment of dividends from the Bank to us exist, there are no restrictions on the dividends that PMAR may pay us. PMAR has approximately $10.8 million in assets and could provide us with additional cash if required. In addition, we currently have sufficient cash on hand to meet our cash obligations. As a result, we do not expect that these restrictions will impact our ability to meet our cash obligations.

Off Balance Sheet Arrangements
Loan Commitments and Standby Letters of Credit. To meet the financing needs of our customers in the normal course of business, we are a party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit and standby letters of credit. At March 31, 2016 and December 31, 2015, we were committed to fund certain loans including letters of credit amounting to approximately $226 million and $193 million, respectively.
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
Contractual Obligations
Borrowings. As of March 31, 2016, we had $10.0 million of outstanding short-term borrowings that we had obtained from the FHLB. The table below sets forth the amounts of, the interest rates we pay on and the maturity dates of these FHLB borrowings. These borrowings had a weighted-average annualized interest rate of 1.02% for the three months ended March 31, 2016.

Principal Amounts	Interest Rate	Maturity Dates
(Dollars in thousands)
$5,000	1.08%	September 19, 2016
5,000	0.96%	September 30, 2016
At March 31, 2016, $575.8 million of loans were pledged to secure these FHLB borrowings and to support our unfunded borrowing capacity. At March 31, 2016, we had unused borrowing capacity of $264 million with the FHLB.
The highest amount of borrowings outstanding at any month-end during the three months ended March 31, 2016 was $10 million, which consisted of borrowings from the FHLB. By comparison, the highest amount of borrowings outstanding at any month end in 2015 consisted of $39.5 million of borrowings from the FHLB.
Junior Subordinated Debentures. Pursuant to rulings of the Federal Reserve Board, bank holding companies were permitted to issue long term subordinated debt instruments that, subject to certain conditions, would qualify as and, therefore, augment capital for regulatory purposes. At March 31, 2016, we had outstanding approximately $17.5 million principal amount of Debentures, of which $17.0 million qualified as additional Tier 1 capital for regulatory purposes as of March 31, 2016.
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

These Debentures require quarterly interest payments, which are used to make quarterly distributions required to be paid on the corresponding trust preferred securities. Subject to certain conditions, we have the right, at our discretion, to defer those interest payments, and the corresponding distributions on the trust preferred securities, for up to five years. Exercise of this deferral right does not constitute a default of our obligations to pay the interest on the Debentures or the corresponding distributions that are payable on the trust preferred securities. As of March 31, 2016, we were current on all interest payments.
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
We measure interest rate risk and the effect of changes in market interest rates using a net interest income simulation analysis. The analysis incorporates our balance sheet as of March 31, 2016 and assumptions that reflect the current interest rate environment. The analysis estimates the interest rate impact of a parallel increase in interest rates over a twelve-month horizon.
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
The estimated changes in net interest income for a twelve-month period based on changes in the interest rates applied as of March 31, 2016 were as follows:

Change in Market Interest Rates (basis points)	Amount ($)	Percent (%)
	(in thousands)
+200	$3,804	11.1%
+100	1,902	5.6%
-100	(2,910)	(8.5)%
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
The estimated changes in EVE based on interest rates applied as of March 31, 2016 were as follows:

Change in Market Interest Rates (basis points)	Amount ($)	Percent (%)
	(in thousands)
+200	$16,341	9.6%
+100	8,215	4.9%
-100	(15,625)	(9.2)%

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
There have been no significant changes during the three months ended March 31, 2016 to the items that we disclosed as our critical accounting policies and estimates in Critical Accounting Policies within Management's Discussion and Analysis of Financial Condition and Results of Operations included in our 2015 Form 10-K.

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
As required by SEC rules, an evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness, as of March 31, 2016, of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2016, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
We are subject to legal actions that arise from time to time in the ordinary course of our business. Currently, neither we nor any of our subsidiaries is a party to, and none of our or our subsidiaries' property is the subject of, any material legal proceeding.

ITEM 1A. RISK FACTORS
There have been no material changes in our assessment of our risk factors from those set forth in our 2015 Form 10-K.

ITEM 6. EXHIBITS
(a) Exhibits
The Index to Exhibits attached hereto is incorporated by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 6, 2016.

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