Form 10-Q
period 2016-06-30
PACIFIC MERCANTILE BANCORP
filed 2016-08-05
CIK 1109546

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Securities Exchange Act Rule 12b-2). Yes  ☐    No  ☒
As of August 3, 2016, there were 22,996,587 shares of Common Stock outstanding.

PACIFIC MERCANTILE BANCORP
QUARTERLY REPORT ON FORM 10Q
FOR THE QUARTER ENDED JUNE 30, 2016

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except for per share data)
(Unaudited)

	June 30, 2016	December 31, 2015
ASSETS
Cash and due from banks	$11,546	$10,645
Interest bearing deposits with financial institutions	119,986	103,276
Cash and cash equivalents	131,532	113,921
Interest-bearing time deposits with financial institutions	3,917	4,665
Federal Reserve Bank of San Francisco and Federal Home Loan Bank Stock, at cost	8,170	8,170
Securities available for sale, at fair value	49,263	52,249
Loans (net of allowances of $13,429 and $12,716, respectively)	872,198	849,733
Other real estate owned	—	650
Accrued interest receivable	2,377	2,266
Premises and equipment, net	1,084	1,142
Net deferred tax assets	20,507	17,576
Other assets	11,867	12,017
Total assets	$1,100,915	$1,062,389
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$294,153	$249,676
Interest-bearing	642,516	644,164
Total deposits	936,669	893,840
Borrowings	10,000	10,000
Accrued interest payable	180	255
Other liabilities	5,517	6,851
Junior subordinated debentures	17,527	17,527
Total liabilities	969,893	928,473
Commitments and contingencies (Note 10)
Shareholders’ equity:
Common stock, no par value, 85,000,000 shares authorized; 22,984,453 and 22,820,332 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	148,104	147,202
Accumulated deficit	(16,902)	(12,476)
Accumulated other comprehensive loss	(180)	(810)
Total shareholders’ equity	131,022	133,916
Total liabilities and shareholders’ equity	$1,100,915	$1,062,389
The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except for per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Interest income:
Loans, including fees	$9,254	$9,175	$18,702	$18,194
Securities available for sale and stock	369	558	719	932
Interest-bearing deposits with financial institutions	212	80	369	159
Total interest income	9,835	9,813	19,790	19,285
Interest expense:
Deposits	1,186	1,144	2,273	2,269
Borrowings	169	180	334	378
Total interest expense	1,355	1,324	2,607	2,647
Net interest income	8,480	8,489	17,183	16,638
Provision for loan and lease losses	8,720	—	9,140	—
Net interest income after provision for loan and lease losses	(240)	8,489	8,043	16,638
Noninterest income
Service fees on deposits and other banking services	267	234	522	446
Net gain on sale of small business administration loans	—	—	40	—
Other noninterest income	597	382	1,056	1,052
Total noninterest income	864	616	1,618	1,498
Noninterest expense
Salaries and employee benefits	5,506	5,423	11,193	11,330
Occupancy	793	752	1,538	1,412
Equipment and depreciation	450	430	873	823
Data processing	287	255	602	491
FDIC expense	251	339	446	692
Other real estate owned expense, net	—	59	(70)	161
Professional fees	774	744	1,325	1,372
Business development	201	198	344	392
Loan related expense	73	170	113	239
Insurance	76	88	152	175
Other operating expense	482	509	932	995
Total noninterest expense	8,893	8,967	17,448	18,082
Income (loss) before income taxes	(8,269)	138	(7,787)	54
Income tax (benefit) provision	(3,559)	—	(3,361)	—
Net (loss) income	(4,710)	138	(4,426)	54
Accumulated undeclared dividends on preferred stock	—	(309)	—	(618)
Net (loss) income allocable to common shareholders	$(4,710)	$(171)	$(4,426)	$(564)
Basic income (loss) per common share:
Net (loss) income available to common shareholders	$(0.21)	$(0.01)	$(0.19)	$(0.03)
Diluted (loss) income per common share:
Net (loss) income available to common shareholders	$(0.21)	$(0.01)	$(0.19)	$(0.03)
Weighted average number of common shares outstanding:
Basic	22,962,106	19,773,799	22,917,680	19,695,679
Diluted	22,962,106	19,773,799	22,917,680	19,695,679
The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net (loss) income	$(4,710)	$138	$(4,426)	$54
Other comprehensive income (loss), net of tax:
Change in unrealized gain (loss) on securities available for sale	118	(327)	630	(139)
Total comprehensive loss	$(4,592)	$(189)	$(3,796)	$(85)
The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Shares and dollars in thousands)
(Unaudited)
For the Six Months Ended June 30, 2016

	Common stock		Retained earnings (accumulated deficit)	Accumulated other comprehensive income (loss)	Total
	Number of shares	Amount
Balance at December 31, 2015	22,820	$147,202	$(12,476)	$(810)	$133,916
Issuance of restricted stock, net	84	—	—	—	—
Tax effect from vesting of restricted stock	(3)	(16)	—	—	(16)
Common stock based compensation expense	—	553	—	—	553
Common stock options exercised	83	365	—	—	365
Net loss	—	—	(4,426)	—	(4,426)
Other comprehensive income	—	—	—	630	630
Balance at June 30, 2016	22,984	$148,104	$(16,902)	$(180)	$131,022
The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash Flows From Operating Activities:
Net (loss) income	$(4,426)	$54
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	238	261
Provision for loan and lease losses	9,140	—
Amortization of premium on securities	142	163
Net amortization of deferred fees and unearned income on loans	(193)	(332)
Net gain on sales of other real estate owned	(107)	—
Net gain on sale of premises and equipment	—	(27)
Net gain on sale of small business administration loans	(40)	—
Small business administration loan originations	(806)	—
Proceeds from sale of small business administration loans	840	—
Stock-based compensation expense	553	683
Tax effect of restricted stock vesting	(16)	(23)
Changes in operating assets and liabilities:
Net (increase) decrease in accrued interest receivable	(111)	331
Net decrease (increase) in other assets	263	(142)
Net increase in deferred taxes	(3,371)	—
Net increase in income taxes receivable	(2)	(58)
Net decrease in accrued interest payable	(75)	(39)
Net decrease in other liabilities	(1,334)	(667)
Net cash provided by discontinued operations	—	—
Net cash provided by operating activities	695	204
Cash Flows From Investing Activities:
Net decrease in interest-bearing time deposits with financial institutions	748	—
Maturities of and principal payments received on securities available for sale and other stock	3,914	4,130
Purchase of securities available for sale and other stock	—	(33)
Purchase of other investments	(87)	—
Principal payments received on other investments	—	2,087
Proceeds from sale of other real estate owned	757	—
Net (increase) decrease in loans	(31,430)	2,976
Purchases of premises and equipment	(180)	(329)
Proceeds from sale of premises and equipment	—	27
Net cash (used in) provided by investing activities	(26,278)	8,858
Cash Flows From Financing Activities:
Net increase (decrease) in deposits	42,829	(44,359)
Payments of borrowings	—	(9,500)
Proceeds from exercise of common stock options	365	1,241
Net cash provided by (used in) financing activities	43,194	(52,618)
Net increase (decrease) in cash and cash equivalents	17,611	(43,556)
Cash and Cash Equivalents, beginning of period	113,921	177,135
Cash and Cash Equivalents, end of period	$131,532	$133,579
Supplementary Cash Flow Information:
Cash paid for interest on deposits and other borrowings	$2,682	$2,686
Cash paid for income taxes	$2	$58
Non-Cash Investing Activities:
Transfer of loans into other real estate owned	$—	$280
Non-Cash Financing Activities:
Series C Preferred Stock issued in connection with dividends on Series B Preferred Stock	$—	$593
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
Principles of Consolidation
Our consolidated financial statements for the three and six months ended June 30, 2016 and 2015 include the accounts of PMBC, the Bank and PMAR. All significant intercompany balances and transactions were eliminated in consolidation.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, “Revenue from Contracts with Customers (Topic 606),” which amended its guidance on revenue recognition to conform with international accounting guidance under the International Accounting Standards Board. The ASU provides a framework for addressing revenue recognition and replaces most existing revenue recognition guidance, as well as requires increased disclosure requirements. In August 2015, the FASB issued ASU 2015-14 to defer the effective date of ASU 2014-09 by one year. Accordingly, this guidance is effective for interim and annual periods beginning after December 15, 2017 with early adoption permitted for interim and annual periods beginning after December 15, 2016. We will adopt this guidance on January 1, 2018. We are currently evaluating the expected impact on our consolidated financial statements.
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
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which requires the measurement of all expected credit losses for financial assets held at the reporting date, based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions will now use forward-looking information to better inform their credit loss estimates. Additionally, the ASU amends the accounting guidance for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. This guidance is effective for interim and annual periods beginning after December 15, 2019. Early adoption is permitted for interim and annual periods beginning after December 15, 2018. We will adopt this guidance on January 1, 2020 and expect that it will have a material impact on the determination of our ALLL.

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
FHLB and FRBSF Stock. The Bank is a member of the Federal Home Loan Bank of San Francisco (“FHLB”) and the FRBSF. As members, we are required to own stock of the FHLB and the FRBSF, the amount of which is based primarily on the level of our borrowings from those institutions. We also have the right to acquire additional shares of stock in either or both of the FHLB and the FRBSF. During the three and six months ended June 30, 2016, we purchased no shares of FHLB stock and no shares of FRBSF stock. The fair values of the FHLB and FRBSF stock are equal to their respective carrying amounts, are classified as restricted securities and are periodically evaluated for impairment based on our assessment of the ultimate recoverability of our investments in that stock. Any cash or stock dividends paid to us on such stock are reported as income.

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
Other Investments. Other investments accounted for under the cost method of accounting are carried at their respective carrying amounts and are periodically evaluated for impairment based on our assessment of the ultimate recoverability of our investment. In the event that there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment and it is not practicable to estimate the fair value of the investment, then the fair value of such investment is not estimated. Any cash or stock dividends paid to us on such investments are reported as noninterest income.
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
Assets Recorded at Fair Value on a Recurring Basis
The following tables show the recorded amounts of assets and liabilities measured at fair value on a recurring basis at June 30, 2016 and December 31, 2015:

	At June 30, 2016
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Assets and Liabilities at Fair Value:
Investment securities available for sale
Residential mortgage backed securities issued by U.S. agencies	$42,313	$—	$42,313	$—
Residential collateralized mortgage obligations issued by non-agency	536	—	536	—
Asset-backed security	1,329	—	—	1,329
Mutual funds	5,085	5,085	—	—
Total securities available for sale at fair value	$49,263	$5,085	$42,849	$1,329

	At December 31, 2015
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Assets and Liabilities at Fair Value:
Investment securities available for sale
Residential mortgage backed securities issued by U.S. agencies	$45,154	$—	$45,154	$—
Residential collateralized mortgage obligations issued by non-agency	632	—	632	—
Asset-backed security	1,480	—	—	1,480
Mutual funds	4,983	4,983	—	—
Total securities available for sale at fair value	$52,249	$4,983	$45,786	$1,480

The changes in Level 3 assets measured at fair value on a recurring basis are summarized as follows for the six months ended June 30, 2016:

Asset Backed Securities
(Dollars in thousands)
Balance of recurring Level 3 instruments at December 31, 2015	$1,480
Total gains or losses (realized/unrealized):
Included in other comprehensive income	(151)
Settlements	—
Balance of recurring Level 3 instruments at June 30, 2016	$1,329
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

	At June 30, 2016				At December 31, 2015
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets at Fair Value:
Impaired loans	$26,503	$—	$—	$26,503	$25,857	$—	$—	$25,857
Other real estate owned(1)	—	—	—	—	650	—	650	—
Total	$26,503	$—	$—	$26,503	$26,507	$—	$650	$25,857

(1)	No remaining OREO as of June 30, 2016.
Significant Unobservable Inputs and Valuation Techniques of Level 3 Fair Value Measurements
For our fair value measurements classified in Level 3 of the fair value hierarchy as of June 30, 2016, a summary of the significant unobservable inputs and valuation techniques is as follows:

	Fair Value Measurement as of June 30, 2016	Valuation Techniques(3)	Unobservable Inputs(3)	Range	Weighted Average
	(Dollars in thousands)
Assets
Asset-backed security	$1,329	Third-Party Pricing	Marketability discount	N/A (1)	N/A (1)
			Illiquidity discount	N/A (1)	N/A (1)
Impaired loans	26,503	Third-Party Pricing	Appraisals	N/A (2)	N/A (2)
	$27,832

(1)	Information is unavailable as valuation was obtained from third-party pricing services.

(2)
We obtain appraisals for our various properties included within impaired loans which primarily rely upon market comparisons. These market comparisons support our assumption that the carrying value of the respective loans either requires or does not require additional impairment.

(3)	As of June 30, 2016, there has been no change to our valuation techniques or the types of unobservable inputs used in the calculation of fair value from December 31, 2015.
Fair Value Measurements for Other Financial Instruments
The table below provides estimated fair values and related carrying amounts of our financial instruments as of June 30, 2016 and December 31, 2015, excluding financial assets and liabilities which are recorded at fair value on a recurring basis.

	Estimated Fair Value
	At June 30, 2016					At December 31, 2015
	Carrying Value	Total	Level 1	Level 2	Level 3	Carrying Value	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$131,532	$131,532	$131,532	$—	$—	$113,921	$113,921	113,921	—	—
Interest-bearing deposits with financial institutions	3,917	3,917	3,917	—	—	4,665	4,665	4,665	—	—
Federal Reserve Bank of San Francisco and Federal Home Loan Bank stock	8,170	8,170	8,170	—	—	8,170	8,170	8,170	—	—
Loans, net	872,198	874,006	—	—	874,006	849,733	846,690	—	—	846,690
Accrued interest receivable	2,377	2,377	2,377	—	—	2,266	2,266	2,266	—	—
Financial liabilities:
Noninterest bearing deposits	294,153	294,153	294,153	—	—	249,676	249,676	249,676	—	—
Interest-bearing deposits	642,516	642,667	—	642,667	—	644,164	643,935	—	643,935	—
Borrowings	10,000	10,024	—	10,024	—	10,000	9,999	—	9,999	—
Junior subordinated debentures	17,527	17,527	—	17,527	—	17,527	17,527	—	17,527	—
Accrued interest payable	180	180	180	—	—	255	255	255	—	—

4. Investments
Securities Available For Sale, at Fair Value
The following table sets forth the major components of securities available for sale and compares the amortized costs and estimated fair market values of, and the gross unrealized gains and losses on, these securities at June 30, 2016 and December 31, 2015:

(Dollars in thousands)	June 30, 2016				December 31, 2015
	Amortized Cost	Gross Unrealized		Estimated Fair Value	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gain	Loss			Gain	Loss
Securities Available for Sale
Residential mortgage backed securities issued by U.S. Agencies(1)	$42,164	$204	$(55)	$42,313	$46,126	$4	$(976)	$45,154
Residential collateralized mortgage obligations issued by non-agencies(1)	551	—	(15)	536	646	—	(14)	632
Asset backed security(2)	2,027	—	(698)	1,329	2,027	—	(547)	1,480
Mutual funds(3)	5,000	92	(7)	5,085	5,000	33	(50)	4,983
Total	$49,742	$296	$(775)	$49,263	$53,799	$37	$(1,587)	$52,249

(1)	Secured by closed-end first liens on 1-4 family residential mortgages.

(2)	Comprised of a security that represents an interest in a pool of trust preferred securities issued by U.S.-based banks and insurance companies.

(3)	Consists primarily of mutual fund investments in closed-end first liens on 1-4 family residential mortgages.
At June 30, 2016 and December 31, 2015, U.S. agency mortgage backed securities with an aggregate fair market value of $16.6 million and $2.9 million, respectively, were pledged to secure repurchase agreements, local agency deposits and treasury, tax and loan accounts.
The amortized cost and estimated fair values of securities available for sale at June 30, 2016 and December 31, 2015 are shown in the tables below by contractual maturities taking into consideration historical prepayments based on the prior twelve months of principal payments. Expected maturities will differ from contractual maturities and historical prepayments, particularly with respect to collateralized mortgage obligations, primarily because prepayment rates are affected by changes in conditions in the interest rate market and, therefore, future prepayment rates may differ from historical prepayment rates.

	At June 30, 2016 Maturing in
(Dollars in thousands)	One year or less	Over one year through five years	Over five years through ten years	Over ten Years	Total
Securities available for sale, amortized cost	$7,974	$25,514	$11,956	$4,298	$49,742
Securities available for sale, estimated fair value	7,966	25,740	11,956	3,601	49,263
Weighted average yield	1.59%	1.56%	1.57%	2.29%	1.63%

	At December 31, 2015 Maturing in
(Dollars in thousands)	One year or less	Over one year through five years	Over five years through ten years	Over ten Years	Total
Securities available for sale, amortized cost	$7,761	$26,178	$14,164	$5,696	$53,799
Securities available for sale, estimated fair value	7,599	25,716	13,857	5,077	52,249
Weighted average yield	1.63%	1.60%	1.60%	2.05%	1.65%

We had no sales of securities available for sale during the three and six months ended June 30, 2016 and 2015.
The tables below indicate, as of June 30, 2016 and December 31, 2015, the gross unrealized losses and fair values of our investments, aggregated by investment category, and length of time that the individual securities have been in a continuous unrealized loss position.

	Securities with Unrealized Loss at June 30, 2016
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Residential mortgage backed securities issued by U.S. Agencies	$351	$(1)	$22,663	$(54)	$23,014	$(55)
Residential collateralized mortgage obligations issued by non-agencies	—	—	536	(15)	536	(15)
Asset backed security	—	—	1,329	(698)	1,329	(698)
Mutual funds	—	—	993	(7)	993	(7)
Total	$351	$(1)	$25,521	$(774)	$25,872	$(775)

	Securities With Unrealized Loss as of December 31, 2015
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Residential mortgage backed securities issued by U.S. Agencies	$20,597	$(197)	$23,865	$(779)	$44,462	$(976)
Residential collateralized mortgage obligations issued by non-agencies	—	—	631	(14)	631	(14)
Asset-backed security	—	—	1,480	(547)	1,480	(547)
Mutual funds	1,728	(23)	973	(27)	2,701	(50)
Total	$22,325	$(220)	$26,949	$(1,367)	$49,274	$(1,587)

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
Through the impairment assessment process, we determined that the available-for-sale securities discussed below were other-than-temporarily impaired at June 30, 2016. We recorded no impairment credit losses on available-for-sale securities in our consolidated statements of operations for the three and six months ended June 30, 2016 and 2015. The OTTI related to factors other than credit losses, in the aggregate amount of $698 thousand, and was recognized as other comprehensive loss in our accompanying consolidated statement of financial condition as of June 30, 2016.

The table below presents, for the six months ended June 30, 2016, a roll-forward of OTTI in those instances when a portion of the OTTI was attributable to non-credit related factors and, therefore, was recognized in other comprehensive loss:

(Dollars in thousands)	Gross Other- Than- Temporary Impairments	Other-Than- Temporary Impairments Included in Other Comprehensive Loss	Net Other-Than- Temporary Impairments Included in Retained Earnings (Deficit)
Balance – December 31, 2015	$(1,100)	$(547)	$(553)
Change in market value on a security for which an OTTI was previously recognized	(151)	(151)	—
Principal received on OTTI security	—	—	—
Balance – June 30, 2016	$(1,251)	$(698)	$(553)
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
Based on our OTTI assessment process, we determined that there is one asset-backed security in our portfolio of securities available for sale that was impaired as of June 30, 2016. This security is a multi-class, cash flow collateralized bond obligation backed by a pool of trust preferred securities issued by a diversified pool of 56 issuers that consisted of 45 U.S. depository institutions and 11 insurance companies at the time of the security’s issuance in November 2007. We purchased $3.0 million face amount of this security in November 2007 at a price of 95.21% for a total purchase price of $2.9 million, out of a total of $363 million of this security sold at the time of issuance. The security that we own (CUSIP 74042CAE8) is the mezzanine class B piece security with a variable interest rate of 3 month LIBOR plus 60 basis points, which had a rating of Aa2 and AA by Moody’s and Fitch, respectively, at the time of issuance in 2007.
As of June 30, 2016, the amortized cost of this security was $2.0 million with a fair value of $1.3 million, for an unrealized loss of approximately $698 thousand. As of June 30, 2016, the security had a Baa3 rating from Moody’s and a B rating from Fitch and had experienced $42.5 million in defaults (12.5% of total current collateral) and $7.0 million in deferring securities (2.1% of total current collateral) from issuance to June 30, 2016. As of June 30, 2016, the mezzanine class B tranche had $59.5 million in excess subordination.
We have made a determination that the remainder of our securities with respect to which there were unrealized losses as of June 30, 2016 are not other-than-temporarily impaired, because we have concluded that we have the ability to continue to hold those securities until their respective fair market values increase above their respective amortized costs or, if necessary, until their respective maturities. In reaching that conclusion we considered a number of factors and other information, which included: (i) the significance of each such security, (ii) the amount of the unrealized losses attributable to each such security, (iii) our liquidity position, (iv) the impact that retention of those securities could have on our capital position and (v) our evaluation of the expected future performance of these securities (based on the criteria discussed above).
Other Investments
As of June 30, 2016 and December 31, 2015, we had one investment in a limited partnership which was accounted for under the cost method of accounting and included within other assets on the consolidated statements of financial condition. During the three and six months ended June 30, 2016, we contributed $12 thousand and $87 thousand, respectively, to the investment. We had no contributions to this investment during the three and six months ended June 30, 2015. As of June 30, 2016 and December 31, 2015, our other investment was as follows:

	June 30, 2016	December 31, 2015
	(Dollars in thousands)
Investments accounted for under the cost method (1)	368	281

(1)	Represents the aggregate carrying amount of our investments that were not evaluated for impairment.

5. Loans and Allowance for Loan and Lease Losses
The loan portfolio consisted of the following at:

	June 30, 2016		December 31, 2015
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial loans	$342,579	38.7%	$347,300	40.3%
Commercial real estate loans – owner occupied	216,845	24.5%	195,554	22.7%
Commercial real estate loans – all other	141,883	16.0%	146,641	17.0%
Residential mortgage loans – multi-family	92,101	10.4%	81,487	9.5%
Residential mortgage loans – single family	39,823	4.5%	52,072	6.0%
Land development loans	12,562	1.4%	10,001	1.2%
Consumer loans	38,634	4.4%	28,663	3.3%
Total loans	884,427	100.0%	861,718	100.0%
Deferred loan origination costs, net	1,200		731
Allowance for loan and lease losses	(13,429)		(12,716)
Loans, net	$872,198		$849,733
At June 30, 2016 and December 31, 2015, loans of approximately $510 million and $523 million, respectively, were pledged to secure borrowings obtained from the FHLB and to support our unfunded borrowing capacity. During the three and six months ended June 30, 2016, we purchased $29.9 million of performing residential multi-family mortgage loans. No loans were purchased during the three and six months ended June 30, 2015.
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

Set forth below is a summary of the activity in the ALLL during the three and six months ended June 30, 2016 and 2015:

(Dollars in thousands)	Commercial	Real Estate	Land Development	Consumer and Single Family Mortgages	Total
ALLL in the three months ended June 30, 2016:
Balance at beginning of period	$8,059	$4,069	$203	$698	$13,029
Charge offs	(8,509)	—	—	(540)	(9,049)
Recoveries	724	—	—	5	729
Provision	8,429	(241)	23	509	8,720
Balance at end of period	$8,703	$3,828	$226	$672	$13,429
ALLL in the six months ended June 30, 2016:
Balance at beginning of period	$6,639	$5,109	$282	$686	$12,716
Charge offs	(8,672)	—	—	(540)	(9,212)
Recoveries	777	1	—	7	785
Provision	9,959	(1,282)	(56)	519	9,140
Balance at end of period	$8,703	$3,828	$226	$672	$13,429
ALLL in the three months ended June 30, 2015:
Balance at beginning of period	$7,353	$4,287	$120	$879	$12,639
Charge offs	(730)	—	—	(151)	(881)
Recoveries	582	1	—	2	585
Provision	(724)	601	(76)	199	—
Balance at end of period	$6,481	$4,889	$44	$929	$12,343
ALLL in the six months ended June 30, 2015:
Balance at beginning of period	$7,670	$5,133	$296	$734	$13,833
Charge offs	$(2,117)	$—	$(85)	$(151)	$(2,353)
Recoveries	857	2	—	4	863
Provision	71	(246)	(167)	342	—
Balance at end of period	$6,481	$4,889	$44	$929	$12,343
Set forth below is information regarding loan balances and the related ALLL, by portfolio type, as of June 30, 2016 and December 31, 2015.

(Dollars in thousands)	Commercial	Real Estate	Land Development	Consumer and Single Family Mortgages	Total
ALLL balance at June 30, 2016 related to:
Loans individually evaluated for impairment	$—	$485	$—	$—	$485
Loans collectively evaluated for impairment	8,703	3,343	226	672	12,944
Total	$8,703	$3,828	$226	$672	$13,429
Loans balance at June 30, 2016 related to:
Loans individually evaluated for impairment	$14,908	$10,151	$1,140	$304	$26,503
Loans collectively evaluated for impairment	327,671	440,678	11,422	78,153	857,924
Total	$342,579	$450,829	$12,562	$78,457	$884,427
ALLL balance at December 31, 2015 related to:
Loans individually evaluated for impairment	$—	$484	$—	$—	$484
Loans collectively evaluated for impairment	6,639	4,625	282	686	12,232
Total	$6,639	$5,109	$282	$686	$12,716
Loans balance at December 31, 2015 related to:
Loans individually evaluated for impairment	$12,431	$11,107	$1,618	$701	$25,857
Loans collectively evaluated for impairment	334,869	412,575	8,383	80,034	835,861
Total	$347,300	$423,682	$10,001	$80,735	$861,718

Credit Quality
The amounts of nonperforming assets and delinquencies that occur within our loan portfolio factor into our evaluation of the adequacy of the ALLL.
The following table provides a summary of the delinquency status of loans by portfolio type at June 30, 2016 and December 31, 2015:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater	Total Past Due	Current	Total Loans Outstanding	Loans >90 Days and Accruing
At June 30, 2016
Commercial loans	$3,145	$70	$6,910	$10,125	$332,454	$342,579	$—
Commercial real estate loans – owner-occupied	—	—	1,016	1,016	215,829	216,845	—
Commercial real estate loans – all other	—	—	5,060	5,060	136,823	141,883	—
Residential mortgage loans – multi-family	2,364	—	—	2,364	89,737	92,101	—
Residential mortgage loans – single family	—	—	—	—	39,823	39,823	—
Land development loans	—	—	1,140	1,140	11,422	12,562	—
Consumer loans	115	—	—	115	38,519	38,634	—
Total	$5,624	$70	$14,126	$19,820	$864,607	$884,427	$—
At December 31, 2015
Commercial loans	$2,010	$1,008	$8,766	$11,784	$335,516	$347,300	$—
Commercial real estate loans – owner-occupied	—	—	797	797	194,757	195,554	—
Commercial real estate loans – all other	316	—	5,207	5,523	141,118	146,641	—
Residential mortgage loans – multi-family	—	—	—	—	81,487	81,487	—
Residential mortgage loans – single family	—	—	535	535	51,537	52,072	—
Land development loans	—	—	1,618	1,618	8,383	10,001	—
Consumer loans	—	—	—	—	28,663	28,663	—
Total(1)	$2,326	$1,008	$16,923	$20,257	$841,461	$861,718	$—

(1)    Loans 90 days or more past due included one consumer mortgage loan collateralized by residential real estate with a recorded investment of $535 thousand which was in the process of foreclosure at December 31, 2015.
Generally, the accrual of interest on a loan is discontinued when principal or interest payments become more than 90 days past due, unless we believe that the loan is adequately collateralized and it is in the process of collection. There were no loans 90 days or more past due and still accruing interest at June 30, 2016 or December 31, 2015. In certain instances, when a loan is placed on non-accrual status, previously accrued but unpaid interest is reversed against current income. Subsequent collections of cash are applied as principal reductions when received (referred to as full nonaccrual basis of accounting), except when the ultimate collectability of principal is probable, in which case such payments are applied to accrued and unpaid interest, which is credited to income (referred to as nonaccrual cash basis of accounting). Non-accrual loans may be restored to accrual status when principal and interest become current and full repayment becomes expected.

The following table provides information with respect to loans on nonaccrual status, by portfolio type, as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
	(Dollars in thousands)
Nonaccrual loans:
Commercial loans	$14,840	$12,284
Commercial real estate loans – owner occupied	3,940	3,815
Commercial real estate loans – all other	5,777	6,268
Residential mortgage loans – multi-family	434	447
Residential mortgage loans – single family	—	701
Land development loans	1,140	1,618
Consumer	189	—
Total(1)	$26,320	$25,133

(1)    Nonaccrual loans may include loans that are currently considered performing loans.

 We classify our loan portfolio using internal asset quality ratings. The following table provides a summary of loans by portfolio type and our internal asset quality ratings as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
	(Dollars in thousands)
Pass:
Commercial loans	$318,015	$329,192
Commercial real estate loans – owner occupied	210,907	189,944
Commercial real estate loans – all other	127,491	127,702
Residential mortgage loans – multi family	91,667	81,040
Residential mortgage loans – single family	39,823	51,371
Land development loans	11,422	8,383
Consumer loans	38,331	28,663
Total pass loans	$837,656	$816,295
Special Mention:
Commercial loans	$9,656	$5,626
Commercial real estate loans – owner occupied	649	177
Commercial real estate loans – all other	8,615	9,452
Total special mention loans	$18,920	$15,255
Substandard:
Commercial loans	$13,348	$12,482
Commercial real estate loans – owner occupied	5,289	5,433
Commercial real estate loans – all other	5,777	9,487
Residential mortgage loans – multi family	434	447
Residential mortgage loans – single family	—	701
Land development loans	1,140	1,618
Consumer loans	303	—
Total substandard loans	$26,291	$30,168
Doubtful:
Commercial loans	$1,560	$—
Total doubtful loans	$1,560	$—
Total Loans:	$884,427	$861,718
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
The following table sets forth information regarding impaired loans, at June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
	(Dollars in thousands)
Impaired loans:
Nonaccruing loans	$10,901	$5,063
Nonaccruing restructured loans	15,419	20,070
Accruing restructured loans (1)	183	724
Accruing impaired loans	—	—
Total impaired loans	$26,503	$25,857
Impaired loans less than 90 days delinquent and included in total impaired loans	$—	$6,584

(1)	See "Troubled Debt Restructurings" below for a description of accruing restructured loans at June 30, 2016 and December 31, 2015.

The table below contains additional information with respect to impaired loans, by portfolio type, as of June 30, 2016 and December 31, 2015:

	June 30, 2016			December 31, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance (1)	Recorded Investment	Unpaid Principal Balance	Related Allowance (1)
	(Dollars in thousands)
No allowance recorded:
Commercial loans	$14,908	$23,520	$—	$12,431	$14,137	$—
Commercial real estate loans – owner occupied	2,350	2,573	—	2,371	2,515	—
Commercial real estate loans – all other	5,778	6,061	—	6,668	6,806	—
Residential mortgage loans – multi-family	434	446	—	447	450	—
Residential mortgage loans – single family	—	—	—	701	1,037	—
Land development loans	1,140	1,362	—	1,618	1,732	—
Consumer loans	304	304	—	—	—	—
Total	24,914	34,266	—	24,236	26,677	—
With allowance recorded:
Commercial real estate loans – owner occupied	1,589	1,872	485	1,621	1,872	484
Total	1,589	1,872	485	1,621	1,872	484
Total
Commercial loans	$14,908	$23,520	$—	$12,431	$14,137	$—
Commercial real estate loans – owner occupied	3,939	4,445	485	3,992	4,387	484
Commercial real estate loans – all other	5,778	6,061	—	6,668	6,806	—
Residential mortgage loans – multi-family	434	446	—	447	450	—
Residential mortgage loans – single family	—	—	—	701	1,037	—
Land development loans	1,140	1,362	—	1,618	1,732	—
Consumer loans	304	304	—	—	—	—
Total	26,503	36,138	485	25,857	28,549	484

(1)
When the discounted cash flows, collateral value or market price equals or exceeds the recorded investment in the loan, then specific reserves are not required to be set aside for the loan within the ALLL. This typically occurs when the impaired loans have been partially charged-off and/or there have been interest payments received and applied to the balance of the principal outstanding.

At June 30, 2016 and December 31, 2015, there were $24.9 million and $24.2 million, respectively, of impaired loans for which no specific reserves had been allocated because these loans, in our judgment, were sufficiently collateralized. Of the impaired loans at June 30, 2016 for which no specific reserves were allocated, $19.5 million had been deemed impaired in the prior year.
Average balances and interest income recognized on impaired loans, by portfolio type, for the three and six months ended June 30, 2016 and 2015 were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized
	(Dollars in thousands)
No allowance recorded:
Commercial loans	$12,388	$51	$14,533	$25	$12,402	$247	$15,876	$99
Commercial real estate loans – owner occupied	2,249	3	3,492	81	2,290	3	3,051	81
Commercial real estate loans – all other	5,977	—	5,812	201	6,208	—	5,663	201
Residential mortgage loans – multi-family	438	—	454	4	441	—	303	9
Residential mortgage loans – single family	267	—	4,143	29	412	—	4,220	58
Land development loans	1,368	—	1,701	7	1,451	—	1,838	7
Consumer loans	433	11	—	—	288	19	—	—
Total	23,120	65	30,135	347	23,492	269	30,951	455
With allowance recorded:
Commercial loans	6,280	—	1,057	6	4,186	—	1,556	6
Commercial real estate loans – owner occupied	1,595	—	—	—	1,604	—	—	—
Total	7,875	—	1,057	6	5,790	—	1,556	6
Total
Commercial loans	18,668	51	15,590	31	16,588	247	17,432	105
Commercial real estate loans – owner occupied	3,844	3	3,492	81	3,894	3	3,051	81
Commercial real estate loans – all other	5,977	—	5,812	201	6,208	—	5,663	201
Residential mortgage loans – multi-family	438	—	454	4	441	—	303	9
Residential mortgage loans – single family	267	—	4,143	29	412	—	4,220	58
Land development loans	1,368	—	1,701	7	1,451	—	1,838	7
Consumer loans	433	11	—	—	288	19	—	—
Total	$30,995	$65	$31,192	$353	$29,282	$269	$32,507	$461
The interest that would have been earned had the impaired loans remained current in accordance with their original terms was $393 thousand and $304 thousand during the three months ended June 30, 2016 and 2015, respectively. The interest that would have been earned had the impaired loans remained current in accordance with their original terms was $775 thousand and $508 thousand during the six months ended June 30, 2016 and 2015, respectively.
Troubled Debt Restructurings (“TDRs”)
Pursuant to the FASB's ASU No. 2011-2, A Creditor's Determination of whether a Restructuring is a Troubled Debt Restructuring, the Bank's TDRs totaled $15.6 million and $20.8 million at June 30, 2016 and December 31, 2015, respectively. TDRs consist of loans to which modifications have been made for the purpose of alleviating temporary impairments of the borrower's financial condition and cash flows. Those modifications have come in the forms of changes in amortization terms, reductions in interest rates, interest only payments and, in limited cases, concessions to outstanding loan balances. The modifications are made as part of workout plans we enter into with the borrower that are designed to provide a bridge for the borrower's cash flow shortfalls in the near term. If a borrower works through the near term issues, then in most cases, the original contractual terms of the borrower's loan will be reinstated.
Of the $15.6 million of TDRs outstanding at June 30, 2016, $183 thousand were performing in accordance with their terms and accruing interest, and $15.4 million were not. Our impairment analysis determined $485 thousand of specific reserves were required on the TDR balances outstanding at June 30, 2016.
The following table presents loans restructured as TDRs during the three and six months ended June 30, 2016 and 2015:

	Three Months Ended
	June 30, 2016			June 30, 2015
(Dollars in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Performing
Commercial loans	—	$—	$—	1	$94	$94
Commercial real estate – owner occupied	—	—	—	1	2,741	2,741
Commercial real estate – all other	—	—	—	1	4,158	4,158
	—	—	—	3	6,993	6,993
Nonperforming
Commercial loans	—	—	—	1	250	250
	—	—	—	1	250	250
Total Troubled Debt Restructurings(1)	—	$—	$—	4	$7,243	$7,243
	Six Months Ended
	June 30, 2016			June 30, 2015
(Dollars in thousands)	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Performing
Commercial loans	—	$—	$—	1	$94	$94
Commercial real estate – owner occupied	—	—	—	1	2,741	2,741
Commercial real estate – all other	—	—	—	1	4,158	4,158
Consumer loans	1	562	115	—	—	—
	1	562	115	3	6,993	6,993
Nonperforming
Commercial loans	—	—	—	1	250	250
	—	—	—	1	250	250
Total Troubled Debt Restructurings	1	$562	$115	4	$7,243	$7,243

(1)	No loans were restructured during the three months ended June 30, 2016.
During the three and six months ended June 30, 2016 and 2015, TDRs that were modified within the preceding 12-month period which subsequently defaulted were as follows:

	Three Months Ended				Six Months Ended
	June 30, 2016		June 30, 2015		June 30, 2016		June 30, 2015
	Number of loans	Recorded Investment	Number of loans	Recorded Investment	Number of loans	Recorded Investment	Number of loans	Recorded Investment
	(Dollars in thousands)
Commercial loans	—	$—	—	$—	1	$60	—	$—
Commercial real estate - owner occupied	1	$770	—	$—	1	$770	—	$—
Total(1)	1	$770	—	$—	2	$830	—	$—

(1)	During the three and six months ended June 30, 2015, there were no TDRs that were modified within the preceding 12-month period which subsequently defaulted.

6. Income Taxes
For the three and six months ended June 30, 2016, we had an income tax benefit of $3.6 million and $3.4 million, respectively, as a result of our net loss during both the first and second quarters of fiscal 2016. During the second quarter of 2016, management evaluated the positive and negative evidence and determined that no valuation allowance was needed as of June 30, 2016. Management's determination regarding no requirement for a valuation allowance at June 30, 2016 represents a significant estimate, which is susceptible to change in the near term if the Company experiences net losses in subsequent periods. For the three and six months ended June 30, 2015, we recorded no income tax provision or benefit. We recorded no income tax provision for the three and six months ended June 30, 2015 as a result of positive and negative evidence that management evaluated. Based on the analysis performed, management chose not to release any portion of the $11.4 million valuation allowance as of June 30, 2015.
We file income tax returns with the U.S. federal government and the state of California. As of June 30, 2016, we were subject to examination by the Internal Revenue Service with respect to our U.S. federal tax returns for the 2012 to 2014 tax years and Franchise Tax Board for California state income tax returns for the 2011 to 2014 tax years. Net operating losses on our U.S. federal and California state income tax returns may be carried forward twenty years. As of June 30, 2016, we do not believe there will be any material adverse changes in our unrecognized tax benefits over the next 12 months.
Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of tax expense. We did not have any accrued interest or penalties associated with any unrecognized tax benefits, and no interest expense was recognized during the three and six months ended June 30, 2016 and 2015.
7. Stock-Based Employee Compensation Plans
In May 2010, our shareholders approved the adoption of our 2010 Equity Incentive Plan (the “2010 Incentive Plan”), which authorized and set aside a total of 400,000 shares of our common stock for issuance on the exercise of stock options or the grant of restricted stock or other equity incentives to our officers, and other key employees and directors. An additional 158,211 shares of common stock were also set aside which was equal to the total of the shares that were available for the grant of equity incentives under our shareholder-approved 2008 and 2004 Equity Incentive Plans (the "Previously Approved Plans") at the time of the adoption of the 2010 Incentive Plan. Options to purchase a total of 361,654 shares of our common stock granted under the Previously Approved Plans were outstanding at June 30, 2016. The 2010 Incentive Plan provides that if any of these outstanding options under the Previously Approved Plans expire or are terminated for any reason, then the number of shares that would become available for grants or awards of equity incentives under the 2010 Incentive Plan would be increased by an equivalent number of shares. At the Annual Shareholders meeting held in May 2013, our shareholders approved an additional 800,000 share increase in the maximum number of shares of our common stock that may be issued pursuant to grants or exercises of options or restricted shares or other equity incentives under the 2010 Incentive Plan, of which 154,834 shares of restricted stock, net of shares withheld for taxes, have vested as of June 30, 2016 thereby decreasing the maximum number of shares authorized under the 2010 Incentive Plan. As a result, as of June 30, 2016, the maximum number of shares that were authorized for the grant of options or other equity incentives under the 2010 Incentive Plan totaled 1,565,031 (assuming that all 361,654 shares of our common stock subject to options under the Previously Approved Plans expire or are terminated), or approximately 7% of the shares of our common stock then outstanding.
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
Under FASB ASC 718-10, we are required to recognize, in our financial statements, the fair value of the options or any restricted shares that we grant as compensation cost over their respective service periods. The fair values of the options that were outstanding at June 30, 2016 under the 2010 Incentive Plan were estimated as of their respective dates of grant using the Black-

Scholes option-pricing model. The Company, under the 2010 Incentive Plan, granted restricted stock for the benefit of its employees and directors. These restricted shares vest over a period of three years for employees and one year for directors. The recipients of restricted shares have the right to vote all shares subject to such grant and receive all dividends with respect to such shares whether or not the shares have vested. The recipients do not pay any cash consideration for the shares.
Stock Options
The table below summarizes the weighted average assumptions used to determine the fair values of the options granted during the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
Assumptions with respect to:	2016	2015(1)	2016	2015
Expected volatility	37%	—%	38%	44%
Risk-free interest rate	1.34%	—%	1.60%	1.82%
Expected dividends	—%	—%	—%	—%
Expected term (years)	6.2	—	6.3	6.0
Weighted average fair value of options granted during period	$2.67	$—	$2.81	$3.13

(1)    No stock options were granted during the three months ended June 30, 2015.
The following table summarizes the stock option activity under the Company’s equity incentive plans during the six months ended June 30, 2016 and 2015, respectively.

	Number of Shares	Weighted- Average Exercise Price Per Share	Number of Shares	Weighted- Average Exercise Price Per Share
	2016		2015
Outstanding – January 1,	838,696	$6.20	1,257,390	$6.51
Granted	379,551	6.92	112,828	7.09
Exercised	(83,158)	4.37	(226,564)	5.54
Forfeited/Canceled	(57,737)	8.88	(134,553)	11.56
Outstanding – June 30,	1,077,352	6.45	1,009,101	6.12
Options Exercisable – June 30,	576,670	$6.13	529,284	$5.80
Options Vested – June 30,	576,670	$6.07	529,284	$5.80
Options to purchase 41,780 and 22,252 shares of our common stock were exercised during the three months ended June 30, 2016 and 2015, respectively. Options to purchase 83,158 and 226,564 shares of our common stock were exercised during the six months ended June 30, 2016 and 2015, respectively. The aggregate intrinsic value of options exercised during the three months ended June 30, 2016 and 2015 was $110 thousand and $21 thousand, respectively. The aggregate intrinsic value of options exercised during the six months ended June 30, 2016 and 2015 was $239 thousand and $343 thousand, respectively. The fair values of options that vested during the three months ended June 30, 2016 and 2015 was $40 thousand and $96 thousand, respectively. The fair values of options that vested during the six months ended June 30, 2016 and 2015 was $154 thousand and $170 thousand, respectively.

The following table provides additional information regarding the vested and unvested options that were outstanding at June 30, 2016.

Options Outstanding as of June 30, 2016					Options Exercisable as of June 30, 2016(1)
	Vested	Unvested	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Shares	Weighted Average Exercise Price
$2.97 – $4.99	95,503	1,000	$3.62	4.31	95,503	$3.61
$5.00 – $6.99	442,794	338,855	6.48	7.86	442,794	6.32
$7.00– $10.00	24,573	160,827	7.10	9.23	24,573	7.10
$10.01-$17.31	13,800	—	15.91	0.38	13,800	15.91
	576,670	500,682	$6.45	7.68	576,670	$6.13

(1)	The weighted average remaining contractual life of the options that were exercisable as of June 30, 2016 was 6.39 years.
The aggregate intrinsic value of options that were outstanding and exercisable under the 2010 Incentive Plan at June 30, 2016 and December 31, 2015 was $680 thousand and $904 thousand, respectively.

A summary of the status of the unvested options outstanding as of June 30, 2016, and changes in the weighted average grant date fair values of the unvested options during the six months ended June 30, 2016, are set forth in the following table.

	For the six months ended June 30,
	2016		2015
	Number of Shares Subject to Options	Weighted Average Grant Date Fair Value	Number of Shares Subject to Options	Weighted Average Grant Date Fair Value
Unvested at the beginning of the period	215,926	$2.93	468,504	$2.68
Granted	379,551	2.76	112,828	3.13
Vested	(52,738)	2.93	(74,301)	2.57
Forfeited/Canceled	(42,057)	2.90	(27,214)	2.26
Unvested at the end of the period	500,682	2.80	479,817	2.86
At June 30, 2016, the weighted average period over which nonvested awards were expected to be recognized was 2.73 years.
Restricted Stock
The following table summarizes the activity related to restricted stock granted, vested and forfeited under our equity incentive plans during the six months ended June 30, 2016 and 2015.

	For the six months ended June 30,
	2016		2015
	Number of Shares	Average Grant Date Fair Value	Number of Shares	Average Grant Date Fair Value
Outstanding at the beginning of the period	129,283	$6.75	141,254	$6.29
Granted	113,975	6.82	98,829	7.10
Vested	(47,764)	6.83	(15,848)	6.43
Forfeited	(30,585)	6.63	(3,638)	6.18
Outstanding at the end of the period	164,909	$6.80	220,597	$6.63

Compensation Expense
We expect that the compensation expense that will be recognized during the periods presented below in respect of stock options and restricted stock outstanding at June 30, 2016, will be as follows:

	Estimated Stock Based Compensation Expense Stock Options	Estimated Stock Based Compensation Expense Restricted Stock	Estimated Stock Based Compensation Expense Total
(Dollars in thousands)
For the years ending December 31,
Remainder of 2016	$235	$258	$493
2017	391	292	683
2018	306	147	453
2019	63	34	97
2020 and beyond	28	16	44
	$1,023	$747	$1,770
The aggregate amounts of stock based compensation expense recognized in our consolidated statements of operations for the three months ended June 30, 2016 and 2015 were $276 thousand and $367 thousand, respectively, in each case net of taxes. The aggregate amounts of stock based compensation expense recognized in our consolidated statements of operations for the six months ended June 30, 2016 and 2015 were $553 thousand and $683 thousand, respectively, in each case net of taxes.

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

The following table shows how we computed basic and diluted EPS for the three and six months ended June 30, 2016 and 2015.

(In thousands, except per share data)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Numerator:
Net (loss) income	$(4,710)	$138	$(4,426)	$54
Accumulated undeclared dividends on preferred stock	—	(309)	—	(618)
Numerator for basic and diluted net (loss) income available to common shareholders	$(4,710)	$(171)	$(4,426)	$(564)
Denominator:
Basic weighted average outstanding shares of common stock	22,962	19,774	22,918	19,696
Dilutive effect of employee stock options and contingently issuable shares	—	—	—	—
Diluted weighted average common stock and common stock equivalents	22,962	19,774	22,918	19,696
Basic (loss) income per common share:
Net (loss) income available to common shareholders	$(0.21)	$(0.01)	$(0.19)	$(0.03)
Diluted (loss) income per common share:
Net (loss) income available to common shareholders	$(0.21)	$(0.01)	$(0.19)	$(0.03)

The weighted average shares that have an antidilutive effect in the calculation of diluted net loss per share and have been excluded from the computations above were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Stock options(1)	1,038,920	1,023,375	1,016,521	1,079,309
Convertible securities(2)	—	2,767,385	—	2,750,794
Shares subject to stock purchase warrants(3)	—	761,278	—	761,278

(1)
Stock options were excluded from the computation of diluted earnings per common share for the three and six months ended June 30, 2016 and 2015 as we reported a net loss available to common shareholders.

(2)
Convertible securities were excluded from the computation of diluted earnings per common share for the three and six months ended June 30, 2015 as we reported a net loss available to common shareholders.

(3)
Stock purchase warrants were excluded from the computation of diluted earnings per common share for the three and six months ended June 30, 2015 because the exercisability of those warrants was conditioned on the happening of certain future events.

9. Shareholders’ Equity
Accumulated Other Comprehensive Income (Loss), net
Accumulated other comprehensive income (loss), net as of June 30, 2016 and December 31, 2015 was as follows:

	Unrealized Gain (Loss) on Securities Available-for-Sale, net of tax	Accumulated Other Comprehensive Income, Net
	(Dollars in thousands)
Ending balance as of December 31, 2014	$(692)	$(692)
Other comprehensive income before reclassifications, net of tax provision of $81 thousand (1)	(118)	(118)
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	—
Other comprehensive income, net of tax provision of $81 thousand	(118)	(118)
Ending balance as of December 31, 2015	$(810)	$(810)
Other comprehensive loss before reclassifications, net of tax provision of $440 thousand (1)	630	630
Amounts reclassified from accumulated other comprehensive income, net of tax	—	—
Other comprehensive loss, net of tax provision of $440 thousand	630	630
Ending balance as of June 30, 2016	$(180)	$(180)

(1)	Tax impact included in Deferred tax assets.

10. Commitments and Contingencies
Repurchase Reserves
We have historically maintained reserves for possible repurchases that we may have been required to make of certain of the mortgage loans which we sold as a result of deficiencies or defects that may be found to exist in such loans. Our repurchase reserve also covered returns of any premiums earned and administrative fees pertaining to the repurchase of mortgage loans that did not meet investor guidelines, including potential loss of advances on Veterans Affairs or Federal Housing Authority Ginnie Mae loans.  As a result of our exit from the mortgage banking business and no longer being subject to potential loss for anything other than mortgage fraud, we have undertaken an analysis of our accrual. Our analysis assumes that the repurchase liability exposure will decrease over time as mortgage loans are paid off and as we are no longer originating new mortgage loans. No loans were repurchased during the three and six months ended June 30, 2016 or during the three months ended June 30, 2015. We repurchased $619 thousand of loans during the six months ended June 30, 2015. The following table sets forth information at June 30, 2016 and December 31, 2015, with respect to our repurchase reserves:

	At and For the Six Months Ended	At and For the Year Ended
	June 30, 2016	December 31, 2015
	(Dollars in thousands)
Beginning balance	$314	$381
Recovery of repurchases	(27)	(1)
Settlements	—	(66)
Total repurchases reserve	$287	$314
Commitments
To meet the financing needs of our customers in the normal course of business, we are a party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements. At June 30, 2016 and December 31, 2015, we were committed to fund certain loans including letters of credit amounting to approximately $248 million and $193 million, respectively. The contractual amounts of a credit-related financial instrument, such as a commitment to extend credit, a credit-card arrangement or a letter of credit, represent the amount of potential accounting loss should the commitment be fully drawn upon, the customer were to default, and the value of any existing collateral securing the customer’s payment obligation becomes worthless. The loss reserve for unfunded loan commitments was $275 thousand at each of June 30, 2016 and December 31, 2015.
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
Based on our evaluation of the lawsuits and other proceedings that were pending against us as of June 30, 2016, the outcomes in those suits or other proceedings are not expected to have, either individually or in the aggregate, a material adverse effect on our consolidated financial position, results of operations or cash flows. However, in light of the inherent uncertainties involved, some of which are beyond our control, and the very large or indeterminate damages often sought in such legal actions or proceedings, an adverse outcome in one or more of these suits or proceedings could be material to our financial position, results of operations or cash flows for any particular reporting period.

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

Since our operating segment derives all of its revenues from interest and noninterest income and interest expense constitutes its most significant expense, this segment is reported below using net interest income (interest income less interest expense) and noninterest income (primarily net gains on sales of small business administration loans and fee income). We do not allocate general and administrative expenses or income taxes to our operating segment.
The following table sets forth information regarding the net interest income and noninterest income for our commercial banking segment for the three and six months ended June 30, 2016 and 2015.

(Dollars in thousands)	Commercial	Other(1)	Total
Net interest income for the three months ended June 30,
2016	$8,623	$(143)	$8,480
2015	$8,562	$(73)	$8,489
Noninterest income for the three months ended June 30,
2016	$859	$5	$864
2015	$613	$3	$616
Net interest income for the six months ended June 30,
2016	$17,465	$(282)	$17,183
2015	$16,805	$(167)	$16,638
Noninterest income for the six months ended June 30,
2016	$1,600	$18	$1,618
2015	$1,492	$6	$1,498
Segment Assets at:
June 30, 2016	$1,084,682	$16,233	$1,100,915
December 31, 2015	$1,051,501	$10,888	$1,062,389

(1)	Represents net interest income and noninterest income for PMAR and PMBC.

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
The following table sets forth the capital and capital ratios of the Company (on a consolidated basis) and the Bank (on a stand-alone basis) at June 30, 2016, as compared to the respective regulatory requirements applicable to them.

			Applicable Federal Regulatory Requirement
			For Capital Adequacy Purposes		To be Categorized As Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total Capital to Risk Weighted Assets:
Company	$148,592	15.0%	$79,034	At least 8.0	N/A	N/A
Bank	130,121	13.5%	77,180	At least 8.0	$96,475	At least 10.0
Common Equity Tier 1 Capital to Risk Weighted Assets:
Company	$123,818	12.5%	$44,457	At least 4.5	N/A	N/A
Bank	117,942	12.2%	43,414	At least 4.5	$62,709	At least 6.5
Tier 1 Capital to Risk Weighted Assets:
Company	$136,126	13.8%	$59,275	At least 6.0	N/A	N/A
Bank	117,942	12.2%	57,885	At least 6.0	$77,180	At least 8.0
Tier 1 Capital to Average Assets:
Company	$136,126	12.4%	$43,970	At least 4.0	N/A	N/A
Bank	117,942	10.9%	43,369	At least 4.0	$54,211	At least 5.0
In early July 2013, the Federal Reserve Board and the FDIC issued final rules implementing the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act changes.  The rules revise minimum capital requirements and adjust prompt correct action thresholds.  The final rules revise the regulatory capital elements, add a new common equity Tier 1 capital ratio, increase the minimum Tier 1 capital ratio requirement, and implement a new capital conservation buffer.  The rules also permit certain banking organizations to retain, through a one-time election, the existing treatment for accumulated other comprehensive income.  The final rules took effect for community banks on January 1, 2015, subject to a transition period for certain parts of the rules.  At June 30, 2016, the Bank (on a stand-alone basis) continued to qualify as a well-capitalized institution, and the Company continued to exceed the minimum required capital ratios applicable to it, under the capital adequacy guidelines described above.

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
In addition to the risk of incurring loan losses, which is an inherent risk of the banking business, these risks and uncertainties include, but are not limited to, the following: the risk that the economic recovery in the United States, which is improving but still relatively fragile, will be adversely affected by domestic or international economic conditions, which could cause us to incur additional loan losses and adversely affect our results of operations in the future; the risk that our interest margins and, therefore, our net interest income will be adversely affected by changes in prevailing interest rates; the risk that we will not succeed in further reducing our remaining nonperforming assets, in which event we would face the prospect of further loan charge-offs and write-downs of assets; the risk that we will not be able to manage our interest rate risks effectively, in which event our operating results could be harmed; the prospect that government regulation of banking and other financial services organizations will increase, causing our costs of doing business to increase and restricting our ability to take advantage of business and growth opportunities; the risk that our efforts to develop a robust commercial banking platform may not succeed; and the risk that we may be unable to realize our expected level of increasing deposit inflows. Additional information regarding these and other risks and uncertainties to which our business is subject is contained in our Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Form 10-K”) that we filed with the Securities and Exchange Commission (“SEC”) on March 14, 2016, and readers of this Report are urged to review the additional information contained in that report, and in any subsequent Quarterly Report on Form 10-Q that we file with the SEC. We urge you to read those risk factors in conjunction with your review of the following discussion and analysis of our results of operations for the three and six months ended, and our financial condition at, June 30, 2016.
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
As of June 30, 2016, our total assets, net loans and total deposits were $1.1 billion, $872 million and $937 million, respectively.
The Bank, which is headquartered in Orange County, California, approximately 40 miles south of Los Angeles, conducts a commercial banking business in Orange, Los Angeles, San Bernardino and San Diego counties in Southern California. The Bank is also a member of the Federal Reserve System and its deposits are insured, to the maximum extent permitted by law, by the Federal Deposit Insurance Corporation (the “FDIC”). For the three and six months ended June 30, 2016 and 2015, we operated as one reportable segment, Commercial Banking.
Unless the context otherwise requires, the “Company,” “we,” “our,” “ours,” and “us” refer to Pacific Mercantile Bancorp and its consolidated subsidiaries.

Results of Operations
Operating Results for the Three and Six Months Ended June 30, 2016 and 2015
Our operating results for the three and six months ended June 30, 2016, compared to the same period in June 30, 2015, was as follows:

	Three Months Ended June 30,		2016 vs. 2015 % Change	Six Months Ended June 30,		2016 vs. 2015 % Change
	2016	2015		2016	2015
	(Dollars in thousands)
Interest income	$9,835	$9,813	0.2%	$19,790	$19,285	2.6%
Interest expense	1,355	1,324	2.3%	2,607	2,647	(1.5)%
Provision for loan and lease losses	8,720	—	100.0%	9,140	—	100.0%
Non-interest income	864	616	40.3%	1,618	1,498	8.0%
Non-interest expense	8,893	8,967	(0.8)%	17,448	18,082	(3.5)%
Income tax expense	(3,559)	—	(100.0)%	(3,361)	—	(100.0)%
Net (loss) income	(4,710)	138	(3,513.0)%	(4,426)	54	(8,296.3)%
Interest Income
Three Months Ended June 30, 2016 and 2015
Total interest income remained flat for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015. This was primarily due to an increase in interest income on loans during the three months ended June 30, 2016 compared to the same prior year period, offset by a decrease in the interest income earned on investments. During the three months ended June 30, 2016 and 2015, interest income on loans was $9.3 million and $9.2 million, respectively, yielding 4.41% and 4.46% on average loan balances of $843.4 million and $824.7 million, respectively. The increase in the average loan balances is attributable to an increase in loan demand and the purchase of $29.9 million of performing residential multi-family mortgage loans during the three months ended June 30, 2016.
During the three months ended June 30, 2016 and 2015, interest income from our securities available-for-sale and stock was $369 thousand and $558 thousand, respectively, yielding 2.54% and 3.38% on average balances of $58.4 million and $66.1 million, respectively. The investment yield decrease is primarily due to our receipt of a cash dividend paid on our FHLB stock during the three months ended June 30, 2015. The average securities balances decreased as a result of maturities of, and payments on, securities which we did not fully replace. Interest income from our short-term investments, including our federal funds sold and interest-bearing deposits, was $212 thousand and $80 thousand for the three months ended June 30, 2016 and 2015, respectively, yielding 0.50% and 0.25% on average balances of $169.6 million and $126.3 million, respectively. The increase in interest income from our short-term investments was primarily attributable to a higher average balance and an increase in the average yield during the three months ended June 30, 2016 as compared to the three months ended June 30, 2015. The increase in the average yield is attributable to the Board of Governors of the Federal Reserve System (“Federal Reserve Board”) raising interest rates by 25 basis points in the fourth quarter of 2015. As a result, total interest income on investments decreased for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015.
Six Months Ended June 30, 2016 and 2015
Total interest income increased 2.6% to $19.8 million for the six months ended June 30, 2016 from $19.3 million for the six months ended June 30, 2015. This was primarily due to an increase in interest income on loans during the six months ended June 30, 2016 compared to the same prior year period, which was primarily attributable to an increase in the average loan balance and an increase in both average yield on loans and the average balance on short-term investments over the same period. During the six months ended June 30, 2016 and 2015, interest income on loans was $18.7 million and $18.2 million, respectively, yielding 4.46% and 4.44% on average loan balances of $842.8 million and $826.1 million, respectively. The increase in the average loan balances is attributable to an increase in loan demand. The increase in average loan yield is primarily attributable to the actions of the Federal Reserve Board to raise short-term interest rates by 25 basis points in the fourth quarter of 2015.
During the six months ended June 30, 2016 and 2015, interest income from our securities available-for-sale and stock was $719 thousand and $931 thousand, respectively, yielding 2.44% and 2.79% on average balances of $59.2 million and $67.2 million, respectively. The investment yield decrease is primarily due to our receipt of a cash dividend paid on our FHLB stock during the six months ended June 30, 2015. The average securities balances decreased as a result of maturities of, and payments on, securities which we did not fully replace. Interest income from our short-term investments, including our federal funds sold and interest-bearing deposits, was $369 thousand and $160 thousand for the six months ended June 30, 2016 and 2015, respectively, yielding 0.51% and 0.26% on average balances of $145.9 million and $125.9 million, respectively. The increase in the average yield is attributable to the Federal Reserve Board raising interest rates by 25 basis points in the fourth quarter of 2015. As a result, total interest income on investments remained flat for the six months ended June 30, 2016 and 2015.
Interest Expense
Three Months Ended June 30, 2016 and 2015
Total interest expense increased 2.3% for the three months ended June 30, 2016 compared to the three months ended June 30, 2015. The increase was primarily due to an increase in our cost of funds from 0.77% at June 30, 2015 to 0.80% at June 30, 2016, partially offset by a decline in the average interest-bearing liabilities from $692.6 million at June 30, 2015 to $678.2 million at June 30, 2016, which consisted of deposits, borrowings and junior subordinated debentures. Our cost of funds increased as a result of the actions of the Federal Reserve Board to raise short-term interest rates by 25 basis points in the fourth quarter of 2015. The decrease in our average interest-bearing liabilities is primarily attributable to the decrease in the average balance of our borrowings as a result of our decision to decrease our FHLB borrowings. Interest expense on our certificates of deposit for the three months ended June 30, 2016 and 2015 was $636 thousand and $700 thousand, respectively, with a cost of funds of 0.97% and 0.88% on average balances of $262.5 million and $317.4 million, respectively.
Six Months Ended June 30, 2016 and 2015
Total interest expense remained flat for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. This was primarily due to a decrease in average interest-bearing liabilities from $697.2 million at June 30, 2015 to $667.1 million at June 30, 2016, partially offset by an increase in our cost of funds from 0.77% and 0.79%, respectively, which consisted of deposits, borrowings and junior subordinated debentures. The decrease in our average interest-bearing liabilities is primarily attributable to the decrease in average balance of our borrowings as a result of our decision to decrease our FHLB borrowings.
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
The following table sets forth information regarding our average balance sheet, yields on interest earning assets, interest expense on interest-bearing liabilities, the interest rate spread and the interest rate margin for the three and six months ended June 30, 2016 and 2015. Average balances are calculated based on average daily balances.

	Three Months Ended June 30,
	2016			2015
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets
Short-term investments(1)	$169,633	$212	0.50%	$126,287	$80	0.25%
Securities available for sale and stock(2)	58,365	369	2.54%	66,132	558	3.38%
Loans(3)	843,406	9,254	4.41%	824,712	9,175	4.46%
Total interest-earning assets	1,071,404	9,835	3.69%	1,017,131	9,813	3.87%
Noninterest-earning assets
Cash and due from banks	16,611			18,710
All other assets	18,632			9,863
Total assets	$1,106,647			$1,045,704
Interest-bearing liabilities:
Interest-bearing checking accounts	$55,768	45	0.32%	$35,852	25	0.28%
Money market and savings accounts	332,304	505	0.61%	291,758	419	0.58%
Certificates of deposit	262,491	636	0.97%	317,443	700	0.88%
Other borrowings	10,066	25	1.00%	30,022	55	0.73%
Junior subordinated debentures	17,527	144	3.30%	17,527	125	2.86%
Total interest bearing liabilities	678,156	1,355	0.80%	692,602	1,324	0.77%
Noninterest bearing liabilities
Demand deposits	286,966			224,954
Accrued expenses and other liabilities	5,836			6,510
Shareholders' equity	135,689			121,638
Total liabilities and shareholders' equity	$1,106,647			$1,045,704
Net interest income		$8,480			$8,489
Net interest income/spread			2.89%			3.10%
Net interest margin			3.18%			3.35%

(1)	Short-term investments consist of federal funds sold and interest bearing deposits that we maintain at other financial institutions.

(2)	Stock consists of Federal Home Loan Bank of San Francisco ("FHLB") stock and Federal Reserve Bank of San Francisco (“FRBSF”) stock.

(3)	Loans include the average balance of nonaccrual loans.

	Six Months Ended June 30,
	2016			2015
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets
Short-term investments(1)	$145,871	$369	0.51%	$125,895	$160	0.26%
Securities available for sale and stock(2)	59,220	719	2.44%	67,216	931	2.79%
Loans(3)	842,803	18,702	4.46%	826,084	18,194	4.44%
Total interest-earning assets	1,047,894	19,790	3.80%	1,019,195	19,285	3.82%
Noninterest-earning assets
Cash and due from banks	16,190			16,761
All other assets	19,186			10,120
Total assets	$1,083,270			$1,046,076
Interest-bearing liabilities:
Interest-bearing checking accounts	$53,667	67	0.25%	$37,541	48	0.26%
Money market and savings accounts	322,987	961	0.60%	290,625	824	0.57%
Certificates of deposit	262,873	1,245	0.95%	316,968	1,397	0.89%
Other borrowings	10,033	50	1.00%	34,530	127	0.74%
Junior subordinated debentures	17,527	284	3.26%	17,527	251	2.89%
Total interest bearing liabilities	667,087	2,607	0.79%	697,191	2,647	0.77%
Noninterest bearing liabilities
Demand deposits	274,686			221,300
Accrued expenses and other liabilities	9,098			6,642
Shareholders' equity	135,399			120,943
Total liabilities and shareholders' equity	$1,086,270			$1,046,076
Net interest income		$17,183			$16,638
Net interest income/spread			3.01%			3.05%
Net interest margin			3.30%			3.29%

(1)	Short-term investments consist of federal funds sold and interest bearing deposits that we maintain at other financial institutions.

(2)	Stock consists of FHLB stock and FRBSF stock.

(3)	Loans include the average balance of nonaccrual loans.

The following table sets forth changes in interest income, including loan fees, and interest paid in the three and six months ended June 30, 2016 and 2015 and the extent to which those changes were attributable to changes in (i) the volumes of or the rates of interest earned on interest-earning assets and (ii) the volumes of or the rates of interest paid on our interest-bearing liabilities.

	Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015 Increase (Decrease) due to Changes in			Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015 Increase (Decrease) due to Changes in
	Volume	Rates	Total Increase (Decrease)	Volume	Rates	Total Increase (Decrease)
	(Dollars in thousands)
Interest income
Short-term investments(1)	$34	$98	$132	$29	$180	$209
Securities available for sale and stock(2)	(61)	(128)	(189)	(103)	(109)	(212)
Loans	189	(110)	79	412	96	508
Total earning assets	162	(140)	22	338	167	505
Interest expense
Interest-bearing checking accounts	16	4	20	20	(1)	19
Money market and savings accounts	60	26	86	97	40	137
Certificates of deposit	(130)	66	(64)	(248)	96	(152)
Borrowings	(45)	15	(30)	(111)	34	(77)
Junior subordinated debentures	—	19	19	—	33	33
Total interest-bearing liabilities	(99)	130	31	(242)	202	(40)
Net interest income	$261	$(270)	$(9)	$580	$(35)	$545

(1)	Short-term investments consist of federal funds sold and interest bearing deposits that we maintain at financial institutions.

(2)	Stock consists of FHLB stock and FRBSF stock.
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
We recorded a $8.7 million provision for loan and lease losses during the three months ended June 30, 2016 as compared to no provision for loan and lease losses recorded for the three months ended June 30, 2015. We recorded a provision of $8.7 million for the second quarter of 2016 due to new loan growth and charge offs on several loans previously placed on nonaccrual status, which exceeded recoveries during the second quarter. Of the $9.0 million in gross charge-offs, $7.5 million was attributable to one large commercial loan that the Company wrote down to the estimated net realizable value of the underlying collateral. There was no provision in the second quarter of 2015 as our loan portfolio decreased by $7.0 million during the three months ended June 30, 2015.

We recorded a $9.1 million provision for loan and lease losses during the six months ended June 30, 2016 as compared to no provision for loan and lease losses recorded for the six months ended June 30, 2015. We recorded a provision for loan and lease losses of $9.1 million for the six months ended June 30, 2016 primarily as a result of new loan growth and charge offs on several loans previously placed on nonaccrual status, which exceeded recoveries during the six months ended June 30, 2016.
See "—Financial Condition—Nonperforming Assets and Allowance for Loan and Lease Losses" below in this Item 2 for additional information regarding the ALLL.
Noninterest Income
The following table identifies the components of and the percentage changes in noninterest income during the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,			Six Months Ended June 30,
	Amount	Amount	Percentage Change	Amount	Amount	Percentage Change
	2016	2015	2016 vs. 2015	2016	2015	2016 vs. 2015
	(Dollars in thousands)
Service fees on deposits and other banking services	$267	$234	14.1%	$522	$446	17.0%
Net gain on sale of small business administration loans	—	—	—%	40	—	100.0%
Other noninterest income	597	382	56.3%	1,056	1,052	0.4%
Total noninterest income	$864	$616	40.3%	$1,618	$1,498	8.0%
Three Months Ended June 30, 2016 and 2015
Noninterest income increased by $248 thousand, or 40.3%, for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015, primarily as a result of a $255 thousand recovery during the second quarter of 2016.
Six Months Ended June 30, 2016 and 2015
Noninterest income increased $120 thousand, or 8.0%, for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015, primarily as a result of:

•	An increase of $40 thousand in net gain on sale of small business administration (“SBA”) loans for the six months ended June 30, 2016 as compared to the same period in 2015; and

•	An increase in loan servicing and referral fees during the six months ended June 30, 2016 as compared to the same period in 2015.
Noninterest Expense
The following table sets forth the principal components and the amounts of, and the percentage changes in, noninterest expense during the three and six months ended June 30, 2016 and 2015.

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	2016 vs. 2015	2016	2015	2016 vs. 2015
	Amount	Amount	Percent Change	Amount	Amount	Percent Change
	(Dollars in thousands)
Salaries and employee benefits	$5,506	$5,423	1.5%	$11,193	$11,330	(1.2)%
Occupancy	793	752	5.5%	1,538	1,412	8.9%
Equipment and depreciation	450	430	4.7%	873	823	6.1%
Data processing	287	255	12.5%	602	491	22.6%
FDIC expense	251	339	(26.0)%	446	692	(35.5)%
Other real estate owned expense, net	—	59	(100.0)%	(70)	161	(143.5)%
Professional fees	774	744	4.0%	1,325	1,372	(3.4)%
Business development	201	198	1.5%	344	392	(12.2)%
Loan related expense	73	170	(57.1)%	113	239	(52.7)%
Insurance	76	88	(13.6)%	152	175	(13.1)%
Other operating expenses (1)	482	509	(5.3)%	932	995	(6.3)%
Total noninterest expense	$8,893	$8,967	(0.8)%	$17,448	$18,082	(3.5)%

(1)	Other operating expenses primarily consist of telephone, advertising, director fees, regulatory expenses, and correspondent bank fees.
Three Months Ended June 30, 2016 and 2015
Noninterest expense decreased $74 thousand, or 0.8%, for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015, primarily as a result of:

•	A decrease of $88 thousand in our FDIC insurance expense as a result of a decrease in our insurance premium rate;

•	A decrease of $97 thousand in loan related expenses; partially offset by

•	An increase of $83 thousand in salaries and employee benefits primarily related to hiring-related expenses for our new chief credit officer; and

•	An increase in our professional fees primarily related to a legal settlement reached during the second quarter of 2016.
Six Months Ended June 30, 2016 and 2015
Noninterest expense decreased $634 thousand, or 3.5%, for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015, primarily as a result of:

•	A decrease of $137 thousand in salaries and employee benefits primarily related to a decrease in our personnel expense as a result of severance paid to the SBA Group in 2015;

•	A decrease of $246 thousand in our FDIC insurance expense as a result of a decrease in our insurance premium rate;

•	A decrease of $231 thousand in OREO as a result of lower carrying costs and other expenses related to OREO during the six months ended June 30, 2016 as compared to the same period in 2015; and

•	A decrease of $126 thousand in loan related expenses; partially offset by

•
An increase in various expense accounts related to the normal course of operating, including expenses related to the conversion of some of our branches to loan production offices and our data processing expense.

Provision for Income Tax
For the three and six months ended June 30, 2016, we had an income tax benefit of $3.6 million and $3.4 million, respectively, as a result of our net loss during both periods. For the three and six months ended June 30, 2015, we recorded no income tax provision or benefit. As a result of the positive and negative evidence that management evaluated with respect to the Company's deferred tax asset, we determined that no valuation allowance was required at June 30, 2016. Management’s determination regarding no requirement for a valuation allowance on our deferred tax asset at June 30, 2016 relies on our conclusion that positive evidence outweighs negative evidence, which is dependent upon current conditions and expectations going forward.  In the future, if we conclude that negative evidence, including net losses, outweighed positive evidence based upon conditions and expectations at that time we would need to establish a valuation allowance. We recorded no income tax provision for the three and six months ended June 30, 2015 as a result of positive and negative evidence that management evaluated. Based on the analysis performed, management chose not to release any portion of the $11.4 million valuation allowance as of June 30, 2015.
Financial Condition
Assets
Our total assets increased by $39 million to $1.1 billion at June 30, 2016 from $1.1 billion at December 31, 2015. The following table sets forth the composition of our interest earning assets at:

	June 30, 2016	December 31, 2015
	(Dollars in thousands)
Interest-bearing deposits with financial institutions (1)	$119,986	$103,276
Interest-bearing time deposits with financial institutions	3,917	4,665
Federal Reserve Bank of San Francisco and Federal Home Loan Bank Stock, at cost	8,170	8,170
Securities available for sale, at fair value	49,263	52,249
Loans (net of allowances of $13,429 and $12,716, respectively)	872,198	849,733

(1)	Includes interest-earning balances maintained at the FRBSF.
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
The following is a summary of the major components of securities available for sale and a comparison of the amortized cost, estimated fair values and the gross unrealized gains and losses attributable to those securities, as of June 30, 2016 and December 31, 2015:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Securities available for sale at June 30, 2016:
Residential mortgage backed securities issued by U.S. Agencies	$42,164	$204	$(55)	$42,313
Residential collateralized mortgage obligations issued by non agencies	551	—	(15)	536
Asset backed security	2,027	—	(698)	1,329
Mutual funds	5,000	92	(7)	5,085
Total securities available for sale	$49,742	$296	$(775)	$49,263
Securities available for sale at December 31, 2015:
Residential mortgage backed securities issued by U.S. Agencies	$46,126	$4	$(976)	$45,154
Residential collateralized mortgage obligations issued by non agencies	646	—	(14)	632
Asset backed security	2,027	—	(547)	1,480
Mutual funds	5,000	33	(50)	4,983
Total securities available for sale	$53,799	$37	$(1,587)	$52,249
The amortized cost of securities available for sale at June 30, 2016 is shown in the table below by contractual maturities taking into consideration historical prepayments based on the prior twelve months of principal payments. Expected maturities will differ from contractual maturities and historical prepayments, particularly with respect to collateralized mortgage obligations, primarily because prepayment rates are affected by changes in conditions in the interest rate market and, therefore, future prepayment rates may differ from historical prepayment rates.

	June 30, 2016 Maturing in
	One year or less		Over one year through five years		Over five years through ten years		Over ten years		Total
(Dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Securities available for sale:
Residential mortgage-backed securities issued by U.S. Agencies	$7,423	1.47%	$20,514	1.49%	$11,956	1.57%	$2,271	1.69%	$42,164	1.52%
Non-agency collateralized mortgage obligations	551	3.21%	—	—	—	—	—	—	551	3.21%
Asset backed securities	—	—	—	—	—	—	2,027	2.96%	2,027	2.96%
Mutual funds	—	—	5,000	1.84%	—	—	—	—	5,000	1.84%
Total Securities Available for sale	$7,974	1.59%	$25,514	1.56%	$11,956	1.57%	$4,298	2.29%	$49,742	1.63%

Loans
The following table sets forth the composition, by loan category, of our loan portfolio at June 30, 2016 and December 31, 2015:

	June 30, 2016		December 31, 2015
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial loans	$342,579	38.7%	$347,300	40.3%
Commercial real estate loans – owner occupied	216,845	24.5%	195,554	22.7%
Commercial real estate loans – all other	141,883	16.0%	146,641	17.0%
Residential mortgage loans – multi-family	92,101	10.4%	81,487	9.5%
Residential mortgage loans – single family	39,823	4.5%	52,072	6.0%
Land development loans	12,562	1.4%	10,001	1.2%
Consumer loans	38,634	4.4%	28,663	3.3%
Total loans	884,427	100.0%	861,718	100.0%
Deferred loan origination costs, net	1,200		731
Allowance for loan and lease losses	(13,429)		(12,716)
Loans, net	$872,198		$849,733
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
The following table sets forth the maturity distribution of our loan portfolio (excluding single and multi-family residential mortgage loans and consumer loans) at June 30, 2016:

	June 30, 2016
	One Year or Less	Over One Year Through Five Years	Over Five Years	Total
	(Dollars in thousands)
Real estate loans(1)
Floating rate	$16,937	$33,971	$164,467	$215,375
Fixed rate	14,329	59,547	82,039	155,915
Commercial loans
Floating rate	92,886	80,227	29,065	202,178
Fixed rate	63,718	70,856	5,827	140,401
Total	$187,870	$244,601	$281,398	$713,869

(1)	Does not include mortgage loans on single or multi-family residences or consumer loans, which totaled $131.9 million and $38.6 million, respectively, at June 30, 2016.
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
The following table sets forth information regarding our nonperforming assets, as well as information regarding restructured loans, at June 30, 2016 and December 31, 2015:

	At June 30, 2016	At December 31, 2015
	(Dollars in thousands)
Nonaccrual loans:
Commercial loans	$14,840	$12,284
Commercial real estate	9,717	10,083
Residential real estate	434	1,148
Land development	1,140	1,618
Consumer	189	—
Total nonaccrual loans	$26,320	$25,133
Loans past due 90 days and still accruing interest:
Total loans past due 90 days and still accruing interest	$—	$—
Other real estate owned (OREO):
Residential real estate	—	650
Total other real estate owned	$—	$650
Total nonperforming assets	$26,320	$25,783
Restructured loans:
Accruing loans	$183	$724
Nonaccruing loans (included in nonaccrual loans above)	15,419	20,070
Total restructured loans	$15,602	$20,794
As the above table indicates, total nonperforming assets increased by approximately $537 thousand, or 2.1%, to $26.3 million as of June 30, 2016 from $25.8 million as of December 31, 2015. The increase in our non-performing loans resulted primarily from $14.9 million moving to nonaccrual status during the six months ended June 30, 2016 partially offset by $4.5 million in pay offs and $9.2 million charged-off during the same period. Of these amounts, $12.5 million related to one commercial loan relationship moving to nonaccrual status during the first quarter of 2016, of which $7.5 million was charged-off during the second quarter of 2016. The borrower experienced a rapid deterioration in financial condition and the Company has written down the loan to the estimated net realizable value of the underlying collateral. The two legacy loans that were placed on nonaccrual status in the fourth quarter of 2015 remain well collateralized. These loans were renegotiated and have been operating under forbearance agreements with terms requiring full repayment of principal and interest. Subsequent to June 30, 2016, the outstanding principal and interest of $4.3 million on one of these loans and the remaining loan is in process of refinance with full repayment expected in 2016. The decrease in our OREO balance from December 31, 2015 related to the sale of the remaining portion of our OREO property during the first quarter of 2016, which resulted in a gain of $107 thousand during the six months ended June 30, 2016.
Information Regarding Impaired Loans. At June 30, 2016, loans deemed impaired totaled $26.5 million as compared to $25.9 million at December 31, 2015. We had an average investment in impaired loans of $31.0 million and $29.3 million, respectively, for the three and six months ended June 30, 2016 as compared to $31.2 million and $32.5 million, respectively, for the three and six months ended June 30, 2015. The interest that would have been earned during the three and six months ended June 30, 2016 had the nonaccruing impaired loans remained current in accordance with their original terms was approximately $393 thousand and $775 thousand, respectively.

The following table sets forth the amount of impaired loans to which a portion of the ALLL has been specifically allocated, and the aggregate amount so allocated, in accordance with Accounting Standards Codification (“ASC”) 310-10, and the amount of the ALLL and the amount of impaired loans for which no such allocations were made, in each case at June 30, 2016 and December 31, 2015:

	June 30, 2016			December 31, 2015
	Loans	Reserves for Loan Losses	% of Reserves to Loans	Loans	Reserves for Loan Losses	% of Reserves to Loans
	(Dollars in thousands)
Impaired loans with specific reserves	$1,589	$485	30.5%	$1,621	$484	29.9%
Impaired loans without specific reserves	24,914	—	—	24,236	—	—
Total impaired loans	$26,503	$485	1.8%	$25,857	$484	1.9%
The $646 thousand increase in impaired loans to $26.5 million at June 30, 2016 from $25.9 million at December 31, 2015 was primarily attributable to additions of $16.0 million to impaired loans during the six months ended June 30, 2016 partially offset by $6.1 million in pay offs and $9.2 million charged-off during the same period. Of these amounts, $12.5 million related to one commercial loan relationship moving to impaired loans during the first quarter of 2016, of which $7.5 million was charged-off during the second quarter of 2016. The borrower experienced a rapid deterioration in financial condition and the Company has written down the loan to the estimated net realizable value of the underlying collateral. Accruing restructured loans were comprised of a number of loans performing in accordance with modified terms, which included lowering of interest rates, deferral of payments, or modifications to payment terms. Based on an internal analysis, using the current estimated fair values of the collateral or the discounted present values of the future estimated cash flows of the impaired loans, we concluded that, at June 30, 2016, $485 thousand of specific reserves were required on one impaired loan and that all remaining impaired loans were well secured and adequately collateralized with no specific reserves required.
Allowance for Loan and Lease Losses. The ALLL totaled $13.4 million, representing 1.52% of loans outstanding, at June 30, 2016, as compared to $12.7 million, or 1.48% of loans outstanding, at December 31, 2015.
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
Set forth below is information regarding loan balances and the related ALLL, by portfolio type, for the six months ended June 30, 2016 and 2015.

(Dollars in thousands)	Commercial	Real Estate	Land Development	Consumer and Single Family Mortgages	Total
ALLL for the six months ended June 30, 2016:
Balance at beginning of year	$6,639	$5,109	$282	$686	$12,716
Charge offs	(8,672)	—	—	(540)	(9,212)
Recoveries	777	1	—	7	785
Provision	9,959	(1,282)	(56)	519	9,140
Balance at end of year	$8,703	$3,828	$226	$672	$13,429
Allowance for loan and lease losses as a percentage of average total loans					1.59%
Allowance for loan and lease losses as a percentage of total outstanding loans					1.52%
Ratio of net charge-offs to average loans outstanding (annualized)					2.01%
ALLL for the six months ended June 30, 2015:
Balance at beginning of year	$7,670	$5,133	$296	$734	$13,833
Charge offs	(2,117)	—	(85)	(151)	(2,353)
Recoveries	857	2	—	4	863
Provision	71	(246)	(167)	342	—
Balance at end of year	$6,481	$4,889	$44	$929	$12,343
Allowance for loan and lease losses as a percentage of average total loans					1.49%
Allowance for loan and lease losses as a percentage of total outstanding loans					1.48%
Ratio of net charge-offs to average loans outstanding (annualized)					0.36%
The ALLL increased $1.1 million from June 30, 2015 to June 30, 2016 primarily as a result of new loan growth and charge offs exceeding recoveries during that same period.
We classify our loan portfolios using asset quality ratings. The credit quality table in Note 5, Loans and Allowance for Loan and Lease Losses above in Item 1, provides a summary of loans by portfolio type and asset quality ratings as of June 30, 2016 and December 31, 2015. Loans totaled approximately $884.4 million at June 30, 2016, an increase of $22.7 million from

$861.7 million at December 31, 2015. The disaggregation of the loan portfolio by risk rating in the credit quality table located in Note 5 reflects the following changes that occurred between December 31, 2015 and June 30, 2016:

•
Loans rated "Pass" totaled $837.7 million, an increase of $21.4 million from $816.3 million at December 31, 2015. The increase was primarily attributable to new loan growth partially offset by downgrades to "Special Mention", "Substandard" and "Doubtful" of $6.4 million, $13.1 million and $1.6 million, respectively, and paydowns of principal payments.

•
Loans rated "Special Mention" totaled $18.9 million, an increase of $3.7 million from $15.3 million at December 31, 2015. The increase was primarily the result of $6.4 million downgraded from "Pass", partially offset by payoffs and principal payments.

•
Loans rated "Substandard" totaled $26.3 million, a decrease of $3.9 million from $30.2 million at December 31, 2015. This decrease was primarily the result of principal payments of $1.1 million, payoffs of $6.7 million and $9.2 million of loans charged off partially offset by $13.1 million downgraded from "Pass".

•	Loans rated "Doubtful" totaled $1.6 million, an increase of $1.6 million from $0 at December 31, 2015. This increase was the result of one commercial loan downgraded from "Pass."
Our loss migration analysis currently utilizes a series of twelve staggered 16-quarter migration periods, which was increased during the second quarter of 2015 from four staggered 16-quarter migration periods in order to broaden the loss experience incorporated into the analysis. As a result, for purposes of determining applicable loss factors at June 30, 2016, our migration analysis covered the period from December 1, 2010 to June 30, 2016. We believe this was consistent with and reasonably reflects current economic conditions, portfolio trends and the risks that were inherent in our loan portfolio at June 30, 2016.
The table below sets forth loan delinquencies, by quarter, for the five preceding quarters ended June 30, 2016.

	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015
Loans Delinquent:	(Dollars in thousands)
90 days or more:
Commercial loans	$6,910	$8,193	$8,766	$10,383	$12,132
Commercial real estate	6,076	6,229	6,004	2,579	—
Residential mortgages	—	535	535	535	763
Land development loans	1,140	1,595	1,618	1,640	1,685
	14,126	16,552	16,923	15,137	14,580
30-89 days:
Commercial loans	3,215	28,781	3,018	5,346	527
Commercial real estate	—	247	316	1,255	4,847
Residential mortgages	2,364	—	—	—	—
Land development loans	—	—	—	—	—
Consumer loans	115	250	—	—	—
	5,694	29,278	3,334	6,601	5,374
Total Past Due(1):	$19,820	$45,830	$20,257	$21,738	$19,954

(1)	Past due balances include nonaccrual loans.
As the above table indicates, total past due loans decreased by $437 thousand, to $19.8 million at June 30, 2016 from $20.3 million at December 31, 2015. Loans past due 90 days or more decreased by $2.8 million, to $14.1 million at June 30, 2016, from $16.9 million at December 31, 2015. Of the $14.1 million loans past due 90 days or more at June 30, 2016, $4.0 million was fully paid off subsequent to June 30, 2016.
Loans 30-89 days past due increased by $2.4 million to $5.7 million at June 30, 2016 from $3.3 million at December 31, 2015 primarily attributable to additions of $5.7 million in delinquent loans, partially offset by payoffs of $2.3 million and loans brought current of $1.0 million. The $5.7 million of new delinquent loans primarily relate to loans that have matured and are in process of renewal or being paid off.

Deposits
Average Balances of and Average Interest Rates Paid on Deposits
Set forth below are the average amounts of, and the average rates paid on, deposits for the six months ended June 30, 2016 and year ended December 31, 2015:

	Six Months Ended June 30, 2016		Year Ended December 31, 2015
	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)
Noninterest bearing demand deposits	$274,686	—	$237,371	—
Interest-bearing checking accounts	53,667	0.25%	40,916	0.23%
Money market and savings deposits	322,987	0.60%	300,088	0.57%
Time deposits(1)	262,873	0.95%	308,529	0.90%
Total deposits	$914,213	0.50%	$886,904	0.51%

(1)	Comprised of time certificates of deposit in denominations of less than and more than $100,000.
Deposit Totals
Deposits totaled $936.7 million at June 30, 2016 as compared to $893.8 million at December 31, 2015. The following table provides information regarding the mix of our deposits at June 30, 2016 and December 31, 2015:

	At June 30, 2016		At December 31, 2015
	Amounts	% of Total Deposits	Amounts	% of Total Deposits
	(Dollars in thousands)
Deposits
Noninterest bearing demand deposits	$294,153	31.5%	$249,676	27.9%
Savings and other interest-bearing transaction deposits	373,997	39.9%	363,838	40.7%
Time deposits(1)	268,519	28.7%	280,326	31.4%
Total deposits	$936,669	100.0%	$893,840	100.0%

(1)	Comprised of time certificates of deposit in denominations of less than and more than $100,000.
Certificates of deposit in denominations of $100,000 or more, on which we pay higher rates of interest than on other deposits, aggregated $236.9 million, or 25.3%, of total deposits at June 30, 2016, as compared to $245.2 million, or 27.4%, of total deposits at December 31, 2015. This decrease was due to our decision to decrease our reliance on certificates of deposit.
Set forth below is a maturity schedule of domestic time certificates of deposit outstanding at June 30, 2016 and December 31, 2015:

	June 30, 2016		December 31, 2015
Maturities	Certificates of Deposit Under $ 100,000	Certificates of Deposit $100,000 or more	Certificates of Deposit Under $100,000	Certificates of Deposit $100,000 or more
	(Dollars in thousands)
Three months or less	$7,164	$54,434	$13,419	$109,179
Over three and through six months	6,069	50,560	5,453	31,336
Over six and through twelve months	13,907	97,382	12,286	83,252
Over twelve months	4,471	34,532	3,957	21,444
Total	$31,611	$236,908	$35,115	$245,211

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
Our liquid assets, which included cash and due from banks, federal funds sold, interest earning deposits that we maintain with financial institutions and unpledged securities available for sale (excluding FRBSF and FHLB stock) totaled $163.4 million, which represented 15% of total assets, at June 30, 2016. We believe that our cash and cash equivalent resources, together with available borrowings under our credit facilities, will be sufficient to meet normal operating requirements for at least the next twelve months, including to enable us to meet any increase in deposit withdrawals that might occur in the foreseeable future.
Cash Flow Provided by Operating Activities. During the six months ended June 30, 2016, operating activities provided net cash of $695 thousand, primarily attributable to the adjustments for depreciation and amortization and stock compensation expense to our net income before income tax benefit or provision of $1.4 million. During the six months ended June 30, 2015, operating activities provided net cash of $204 thousand, primarily attributable to a decrease in our accrued interest receivable and our net income of $54 thousand.
Cash Flow (Used in) Provided by Investing Activities. During the six months ended June 30, 2016, investing activities used net cash of $26.3 million, primarily attributable to $31.4 million used to fund an increase in loans, partially offset by $3.9 million of cash from maturities of and principal payments on securities available for sale and proceeds of $757 thousand from the sale of OREO. During the six months ended June 30, 2015, investing activities provided net cash of $8.9 million, primarily comprised of $4.1 million of cash from maturities and principal payments on securities available for sale, $2.1 million of cash from principal payments on other investments and $3.0 million provided by paydowns in loans.
Cash Flow Provided by (Used in) Financing Activities. During the six months ended June 30, 2016, financing activities provided net cash of $43.2 million, consisting of a $44.5 million increase in our demand deposits, which was the result of new client acquisition. During the six months ended June 30, 2015, financing activities used net cash of $52.6 million, consisting primarily of a $43.2 million net decrease in interest bearing deposits, which resulted primarily from a decision to decrease the rates of interest we pay on our certificates of deposit in order to increase our loan-to-deposit ratio and decrease our cost of funds, and a $9.5 million decrease in borrowings.
Ratio of Loans to Deposits. The relationship between gross loans and total deposits can provide a useful measure of a bank’s liquidity. Since repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loan-to-deposit ratio the less liquid are our assets. On the other hand, since we realize greater yields on loans than we do on investments, a lower loan-to-deposit ratio can adversely affect interest income and earnings. As a result, our goal is to achieve a loan-to-deposit ratio that appropriately balances the requirements of liquidity and the need to generate a fair return on our assets. At June 30, 2016 and December 31, 2015, the loan-to-deposit ratio was 94% and 96%, respectively.
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
The following table sets forth the capital and capital ratios of the Company (on a consolidated basis) and the Bank (on a stand-alone basis) at June 30, 2016, as compared to the respective regulatory requirements applicable to them.

			Applicable Federal Regulatory Requirement
			For Capital Adequacy Purposes		To be Categorized As Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total Capital to Risk Weighted Assets:
Company	$148,592	15.0%	$79,034	At least 8.0	N/A	N/A
Bank	130,121	13.5%	77,180	At least 8.0	$96,475	At least 10.0
Common Equity Tier 1 Capital to Risk Weighted Assets:
Company	$123,818	12.5%	$44,457	At least 4.5	N/A	N/A
Bank	117,942	12.2%	43,414	At least 4.5	$62,709	At least 6.5
Tier 1 Capital to Risk Weighted Assets:
Company	$136,126	13.8%	$59,275	At least 6.0	N/A	N/A
Bank	117,942	12.2%	57,885	At least 6.0	$77,180	At least 8.0
Tier 1 Capital to Average Assets:
Company	$136,126	12.4%	$43,970	At least 4.0	N/A	N/A
Bank	117,942	10.9%	43,369	At least 4.0	$54,211	At least 5.0
In early July 2013, the Federal Reserve Board and the FDIC issued final rules implementing the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act changes.  The rules revise minimum capital requirements and adjust prompt correct action thresholds.  The final rules revise the regulatory capital elements, add a new common equity Tier 1 capital ratio, increase the minimum Tier 1 capital ratio requirement, and implement a new capital conservation buffer.  The rules also permit certain banking organizations to retain, through a one-time election, the existing treatment for accumulated other comprehensive income.  The final rules took effect for community banks on January 1, 2015, subject to a transition period for certain parts of the rules.  At June 30, 2016 the Bank (on a stand-alone basis) continued to qualify as a well-capitalized institution, and the Company continued to exceed the minimum required capital ratios applicable to it, under the capital adequacy guidelines described above.
The consolidated total capital and Tier 1 capital of the Company at June 30, 2016 includes an aggregate of $17.0 million principal amount of the $17.5 million of 30-year junior subordinated debentures that we issued in 2002 and 2004 (the “Debentures”). See “—Contractual Obligations—Junior Subordinated Debentures” below for additional information. We contributed the net proceeds from the sales of the Debentures to the Bank, thereby providing it with additional cash to fund the growth of its banking operations and, at the same time, to increase its total capital and Tier 1 capital. As of June 30, 2016, we were current on all interest payments.
Dividend Policy and Share Repurchase Programs.
It is, and since the beginning of 2009 it has been, the policy of the Boards of Directors of the Company and the Bank to preserve cash to enhance our capital positions and the Bank's liquidity. Accordingly, we do not expect to pay dividends or make share repurchases for the foreseeable future.
The principal source of cash available to a bank holding company consists of cash dividends from its bank subsidiaries. There are currently several restrictions on the Bank’s ability to pay us cash dividends. Government regulations, including the laws of the State of California, as they pertain to the payment of cash dividends by California state chartered banks, limits the amount of funds that the Bank is permitted to dividend to us. Further, Section 23(a) of the Federal Reserve Act limits the amounts that a bank may loan to its bank holding company to an aggregate of no more than 10% of the bank subsidiary’s capital surplus and retained earnings and requires that such loans be secured by specified assets of the bank holding company. While restrictions on the payment of dividends from the Bank to us exist, there are no restrictions on the dividends that PMAR may pay us. PMAR has approximately $15.7 million in assets and could provide us with additional cash if required. In addition, we currently have sufficient cash on hand to meet our cash obligations. As a result, we do not expect that these restrictions will impact our ability to meet our cash obligations.

Off Balance Sheet Arrangements
Loan Commitments and Standby Letters of Credit. To meet the financing needs of our customers in the normal course of business, we are a party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit and standby letters of credit. At June 30, 2016 and December 31, 2015, we were committed to fund certain loans including letters of credit amounting to approximately $248 million and $193 million, respectively.
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
Contractual Obligations
Borrowings. As of June 30, 2016, we had $10.0 million of outstanding short-term borrowings that we had obtained from the FHLB. The table below sets forth the amounts of, the interest rates we pay on and the maturity dates of these FHLB borrowings. These borrowings had a weighted-average annualized interest rate of 1.02% for the three months ended June 30, 2016.

Principal Amounts	Interest Rate	Maturity Dates
(Dollars in thousands)
$5,000	1.08%	September 19, 2016
5,000	0.96%	September 30, 2016
At June 30, 2016, $510.1 million of loans were pledged to secure these FHLB borrowings and to support our unfunded borrowing capacity. At June 30, 2016, we had unused borrowing capacity of $239 million with the FHLB.
The highest amount of borrowings outstanding at any month-end during the six months ended June 30, 2016 was $10 million, which consisted of borrowings from the FHLB. By comparison, the highest amount of borrowings outstanding at any month end in 2015 consisted of $39.5 million of borrowings from the FHLB.
Junior Subordinated Debentures. Pursuant to rulings of the Federal Reserve Board, bank holding companies were permitted to issue long term subordinated debt instruments that, subject to certain conditions, would qualify as and, therefore, augment capital for regulatory purposes. At June 30, 2016, we had outstanding approximately $17.5 million principal amount of Debentures, of which $17.0 million qualified as additional Tier 1 capital for regulatory purposes as of June 30, 2016.
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

These Debentures require quarterly interest payments, which are used to make quarterly distributions required to be paid on the corresponding trust preferred securities. Subject to certain conditions, we have the right, at our discretion, to defer those interest payments, and the corresponding distributions on the trust preferred securities, for up to five years. Exercise of this deferral right does not constitute a default of our obligations to pay the interest on the Debentures or the corresponding distributions that are payable on the trust preferred securities. As of June 30, 2016, we were current on all interest payments.
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
We measure interest rate risk and the effect of changes in market interest rates using a net interest income simulation analysis. The analysis incorporates our balance sheet as of June 30, 2016 and assumptions that reflect the current interest rate environment. The analysis estimates the interest rate impact of a parallel increase in interest rates over a twelve-month horizon.
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
The estimated changes in net interest income for a twelve-month period based on changes in the interest rates applied as of June 30, 2016 were as follows:

Change in Market Interest Rates (basis points)	Amount ($)	Percent (%)
	(in thousands)
+200	$4,065	11.0%
+100	2,044	5.5%
-100	(3,022)	(8.2)%
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
The estimated changes in EVE based on interest rates applied as of June 30, 2016 were as follows:

Change in Market Interest Rates (basis points)	Amount ($)	Percent (%)
	(in thousands)
+200	$17,690	11.2%
+100	8,997	5.7%
-100	(14,854)	(9.4)%

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
There have been no significant changes during the six months ended June 30, 2016 to the items that we disclosed as our critical accounting policies and estimates in Critical Accounting Policies within Management's Discussion and Analysis of Financial Condition and Results of Operations included in our 2015 Form 10-K.

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
As required by SEC rules, an evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness, as of June 30, 2016, of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2016, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 5, 2016.

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

10.1	Employment Agreement dated May 31, 2016 with Thomas J. Inserra (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 000-30777) dated May 27, 2016.)

10.2	Change in Control Severance Plan Participation Agreement dated May 27, 2016 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 000-30777) dated May 27, 2016.)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

** Furnished herewith.