Form 10-Q
period 2016-09-30
PACIFIC MERCANTILE BANCORP
filed 2016-11-04
CIK 1109546

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Securities Exchange Act Rule 12b-2). Yes  ☐    No  ☒
As of November 2, 2016, there were 22,998,587 shares of Common Stock outstanding.

PACIFIC MERCANTILE BANCORP
QUARTERLY REPORT ON FORM 10Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2016

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except for per share data)
(Unaudited)

	September 30, 2016	December 31, 2015
ASSETS
Cash and due from banks	$15,455	$10,645
Interest bearing deposits with financial institutions	128,987	103,276
Cash and cash equivalents	144,442	113,921
Interest-bearing time deposits with financial institutions	3,669	4,665
Federal Reserve Bank of San Francisco and Federal Home Loan Bank Stock, at cost	8,170	8,170
Securities available for sale, at fair value	46,998	52,249
Loans (net of allowances of $16,642 and $12,716, respectively)	855,746	849,733
Other real estate owned	—	650
Accrued interest receivable	2,523	2,266
Premises and equipment, net	1,298	1,142
Net deferred tax assets	—	17,576
Other assets	12,302	12,017
Total assets	$1,075,148	$1,062,389
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$284,709	$249,676
Interest-bearing	665,457	644,164
Total deposits	950,166	893,840
Borrowings	—	10,000
Accrued interest payable	251	255
Other liabilities	6,628	6,851
Junior subordinated debentures	17,527	17,527
Total liabilities	974,572	928,473
Commitments and contingencies (Note 10)
Shareholders’ equity:
Common stock, no par value, 85,000,000 shares authorized; 22,998,587and 22,820,332 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	148,448	147,202
Accumulated deficit	(47,428)	(12,476)
Accumulated other comprehensive loss	(444)	(810)
Total shareholders’ equity	100,576	133,916
Total liabilities and shareholders’ equity	$1,075,148	$1,062,389
The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except for per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Interest income:
Loans, including fees	$9,998	$9,166	$28,700	$27,360
Securities available for sale and stock	356	389	1,075	1,321
Interest-bearing deposits with financial institutions	244	98	613	258
Total interest income	10,598	9,653	30,388	28,939
Interest expense:
Deposits	1,240	1,142	3,513	3,411
Borrowings	169	200	502	578
Total interest expense	1,409	1,342	4,015	3,989
Net interest income	9,189	8,311	26,373	24,950
Provision for loan and lease losses	10,730	—	19,870	—
Net interest income after provision for loan and lease losses	(1,541)	8,311	6,503	24,950
Noninterest income
Service fees on deposits and other banking services	279	230	801	676
Net gain on sale of small business administration loans	—	—	40	—
Other noninterest income	775	332	1,830	1,384
Total noninterest income	1,054	562	2,671	2,060
Noninterest expense
Salaries and employee benefits	5,727	5,329	16,920	16,659
Occupancy	794	730	2,332	2,143
Equipment and depreciation	502	408	1,374	1,231
Data processing	340	269	942	760
FDIC expense	229	329	675	1,021
Other real estate owned expense, net	—	68	(70)	229
Professional fees	1,110	538	2,435	1,910
Business development	199	225	543	617
Loan related expense	152	100	264	338
Insurance	69	87	221	263
Other operating expense	565	469	1,499	1,464
Total noninterest expense	9,687	8,552	27,135	26,635
Income (loss) before income taxes	(10,174)	321	(17,961)	375
Income tax provision	20,352	—	16,991	—
Net (loss) income	(30,526)	321	(34,952)	375
Dividends on preferred stock	—	(309)	—	(927)
Inducements for exchange of the preferred stock	—	(512)	—	(512)
Net loss allocable to common shareholders	$(30,526)	$(500)	$(34,952)	$(1,064)
Basic loss per common share:
Net loss available to common shareholders	$(1.33)	$(0.03)	$(1.52)	$(0.05)
Diluted loss per common share:
Net loss available to common shareholders	$(1.33)	$(0.03)	$(1.52)	$(0.05)
Weighted average number of common shares outstanding:
Basic	22,996,426	19,823,746	22,944,120	19,738,837
Diluted	22,996,426	19,823,746	22,944,120	19,738,837
The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net (loss) income	$(30,526)	$321	$(34,952)	$375
Other comprehensive income (loss), net of tax:
Change in unrealized gain (loss) on securities available for sale	(264)	324	366	185
Total comprehensive (loss) income	$(30,790)	$645	$(34,586)	$560
The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Shares and dollars in thousands)
(Unaudited)
For the Nine Months Ended September 30, 2016

	Common stock		Retained earnings (accumulated deficit)	Accumulated other comprehensive income (loss)	Total
	Number of shares	Amount
Balance at December 31, 2015	22,820	$147,202	$(12,476)	$(810)	$133,916
Issuance of restricted stock, net	84	—	—	—	—
Tax effect from vesting of restricted stock	(2)	(16)	—	—	(16)
Common stock based compensation expense	—	807	—	—	807
Common stock options exercised	97	455	—	—	455
Net loss	—	—	(34,952)	—	(34,952)
Other comprehensive income	—	—	—	366	366
Balance at September 30, 2016	22,999	$148,448	$(47,428)	$(444)	$100,576
The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash Flows From Operating Activities:
Net (loss) income	$(34,952)	$375
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	368	389
Provision for loan and lease losses	19,870	—
Amortization of premium on securities	213	248
Net amortization of deferred fees and unearned income on loans	(186)	(422)
Net gain on sales of other real estate owned	(107)	—
Net gain on sale of premises and equipment	—	(27)
Net gain on sale of small business administration loans	(40)	—
Small business administration loan originations	(806)	—
Proceeds from sale of small business administration loans	840	—
Stock-based compensation expense	807	1,029
Tax effect of restricted stock vesting	(16)	(87)
Changes in operating assets and liabilities:
Net (increase) decrease in accrued interest receivable	(257)	200
Net (increase) decrease in other assets	(912)	54
Net decrease in deferred taxes	16,939	—
Net decrease (increase) in income taxes receivable	738	(58)
Net decrease in accrued interest payable	(4)	(24)
Net decrease in other liabilities	(223)	53
Net cash provided by operating activities	2,272	1,730
Cash Flows From Investing Activities:
Net decrease (increase) in interest-bearing time deposits with financial institutions	996	(248)
Maturities of and principal payments received on securities available for sale and other stock	6,041	6,486
Purchase of securities available for sale and other stock	—	(33)
Purchase of other investments	(87)	—
Principal payments received on other investments	—	2,087
Proceeds from sale of other real estate owned	757	—
Net (increase) decrease in loans	(25,715)	7,624
Purchases of premises and equipment	(524)	(584)
Proceeds from sale of premises and equipment	—	27
Net cash (used in) provided by investing activities	(18,532)	15,359
Cash Flows From Financing Activities:
Payments for exchange of preferred stock for common stock	—	(324)
Net increase in deposits	56,326	11,003
Payments of borrowings	(10,000)	(29,500)
Proceeds from exercise of common stock options	455	1,350
Net cash provided by (used in) financing activities	46,781	(17,471)
Net increase (decrease) in cash and cash equivalents	30,521	(382)
Cash and Cash Equivalents, beginning of period	113,921	177,135
Cash and Cash Equivalents, end of period	$144,442	$176,753
Supplementary Cash Flow Information:
Cash paid for interest on deposits and other borrowings	$4,019	$4,013
Cash paid for income taxes	$12	$58
Non-Cash Investing Activities:
Transfer of loans into other real estate owned	$—	$280
Non-Cash Financing Activities:
Series C Preferred Stock issued in connection with dividends on Series B Preferred Stock	$—	$593
Exchange of Series B and Series C Preferred Stock for common stock	$—	$13,709
 The accompanying notes are an integral part of these consolidated financial statements.

1. Nature of Business
Organization
Pacific Mercantile Bancorp (“PMBC”) is a bank holding company which, through its wholly owned subsidiary, Pacific Mercantile Bank (the “Bank”), is engaged in the commercial banking business in Southern California. PMBC is registered as a one bank holding company under the United States Bank Holding Company Act of 1956, as amended, and, as such, is regulated by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) and the Federal Reserve Bank of San Francisco (“FRBSF”) under delegated authority from the Federal Reserve Board. Substantially all of our operations are conducted and substantially all of our assets are owned by the Bank, which accounts for substantially all of our consolidated revenues, expenses, and income. The Bank provides a full range of banking services to small and medium-size businesses and professionals primarily in Orange, Los Angeles, San Bernardino and San Diego counties in Southern California and is subject to competition from other banks and financial institutions and from financial services organizations conducting operations in those same markets. The Bank is chartered by the California Department of Business Oversight under the Division of Financial Institutions and is a member of the FRBSF. In addition, the deposit accounts of the Bank’s customers are insured by the Federal Deposit Insurance Corporation ("FDIC") up to the maximum amount allowed by law. PM Asset Resolution, Inc. ("PMAR") is a wholly owned subsidiary of PMBC which exists for the purpose of purchasing certain non-performing loans and other real estate from the Bank and thereafter collecting on or disposing of those assets.
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
Principles of Consolidation
Our consolidated financial statements for the three and nine months ended September 30, 2016 and 2015 include the accounts of PMBC, the Bank and PMAR. All significant intercompany balances and transactions were eliminated in consolidation.
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
In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” which provides guidance for classification of specific items on the statement of cash flows. This guidance is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted. We will adopt this guidance on January 1, 2018 and do not expect it to have a material impact on our statement of cash flows.

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
FHLB and FRBSF Stock. The Bank is a member of the Federal Home Loan Bank of San Francisco (“FHLB”) and the FRBSF. As members, we are required to own stock of the FHLB and the FRBSF, the amount of which is based primarily on the level of our borrowings from those institutions. We also have the right to acquire additional shares of stock in either or both of the FHLB and the FRBSF. During the three and nine months ended September 30, 2016, we purchased no shares of FHLB stock and no shares of FRBSF stock. The fair values of the FHLB and FRBSF stock are equal to their respective carrying amounts, are classified as restricted securities and are periodically evaluated for impairment based on our assessment of the ultimate recoverability of our investments in that stock. Any cash or stock dividends paid to us on such stock are reported as income.
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
Loans. The fair value for loans with variable interest rates less a credit discount is the carrying amount. The fair value of fixed rate loans is derived by calculating the present value of expected future cash flows discounted at the loan’s original interest rate by the various homogeneous categories of loans. All loans have been adjusted to reflect changes in credit risk. Changes are not recorded directly as an adjustment to current earnings or comprehensive income, but rather as an adjustment component in determining the overall adequacy of the loan loss reserve.
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
Assets Recorded at Fair Value on a Recurring Basis
The following tables show the recorded amounts of assets and liabilities measured at fair value on a recurring basis at September 30, 2016 and December 31, 2015:

	At September 30, 2016
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Assets and Liabilities at Fair Value:
Investment securities available for sale
Residential mortgage backed securities issued by U.S. agencies	$40,103	$—	$40,103	$—
Residential collateralized mortgage obligations issued by non-agency	510	—	510	—
Asset-backed security	1,323	—	—	1,323
Mutual funds	5,062	5,062	—	—
Total securities available for sale at fair value	$46,998	$5,062	$40,613	$1,323

	At December 31, 2015
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Assets and Liabilities at Fair Value:
Investment securities available for sale
Residential mortgage backed securities issued by U.S. agencies	$45,154	$—	$45,154	$—
Residential collateralized mortgage obligations issued by non-agency	632	—	632	—
Asset-backed security	1,480	—	—	1,480
Mutual funds	4,983	4,983	—	—
Total securities available for sale at fair value	$52,249	$4,983	$45,786	$1,480

The changes in Level 3 assets measured at fair value on a recurring basis are summarized as follows for the nine months ended September 30, 2016:

Asset Backed Securities
(Dollars in thousands)
Balance of recurring Level 3 instruments at December 31, 2015	$1,480
Total gains or losses (realized/unrealized):
Included in other comprehensive income	(157)
Settlements	—
Balance of recurring Level 3 instruments at September 30, 2016	$1,323
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

	At September 30, 2016				At December 31, 2015
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets at Fair Value:
Impaired loans	$27,139	$—	$—	$27,139	$25,857	$—	$—	$25,857
Other real estate owned(1)	—	—	—	—	650	—	650	—
Total	$27,139	$—	$—	$27,139	$26,507	$—	$650	$25,857

(1)	No remaining OREO as of September 30, 2016.

Significant Unobservable Inputs and Valuation Techniques of Level 3 Fair Value Measurements
For our fair value measurements classified in Level 3 of the fair value hierarchy as of September 30, 2016, a summary of the significant unobservable inputs and valuation techniques is as follows:

	Fair Value Measurement as of September 30, 2016	Valuation Techniques(3)	Unobservable Inputs(3)	Range	Weighted Average
	(Dollars in thousands)
Assets
Asset-backed security	$1,323	Third-Party Pricing	Marketability discount	N/A (1)	N/A (1)
			Illiquidity discount	N/A (1)	N/A (1)
Impaired loans	27,139	Third-Party Pricing	Appraisals	N/A (2)	N/A (2)
	$28,462

(1)	Information is unavailable as valuation was obtained from third-party pricing services.

(2)
We obtain appraisals for our various properties included within impaired loans which primarily rely upon market comparisons. These market comparisons support our assumption that the carrying value of the respective loans either requires or does not require additional impairment.

(3)	As of September 30, 2016, there has been no change to our valuation techniques or the types of unobservable inputs used in the calculation of fair value from December 31, 2015.
Fair Value Measurements for Other Financial Instruments
The table below provides estimated fair values and related carrying amounts of our financial instruments as of September 30, 2016 and December 31, 2015, excluding financial assets and liabilities which are recorded at fair value on a recurring basis.

	Estimated Fair Value
	At September 30, 2016					At December 31, 2015
	Carrying Value	Total	Level 1	Level 2	Level 3	Carrying Value	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$144,442	$144,442	$144,442	$—	$—	$113,921	$113,921	113,921	—	—
Interest-bearing deposits with financial institutions	3,669	3,669	3,669	—	—	4,665	4,665	4,665	—	—
Federal Reserve Bank of San Francisco and Federal Home Loan Bank stock	8,170	8,170	8,170	—	—	8,170	8,170	8,170	—	—
Loans, net	855,746	855,529	—	—	855,529	849,733	846,690	—	—	846,690
Accrued interest receivable	2,523	2,523	2,523	—	—	2,266	2,266	2,266	—	—
Financial liabilities:
Noninterest bearing deposits	284,709	284,709	284,709	—	—	249,676	249,676	249,676	—	—
Interest-bearing deposits	665,457	665,119	—	665,119	—	644,164	643,935	—	643,935	—
Borrowings	—	—	—	—	—	10,000	9,999	—	9,999	—
Junior subordinated debentures	17,527	17,527	—	17,527	—	17,527	17,527	—	17,527	—
Accrued interest payable	251	251	251	—	—	255	255	255	—	—

4. Investments
Securities Available For Sale, at Fair Value
The following table sets forth the major components of securities available for sale and compares the amortized costs and estimated fair market values of, and the gross unrealized gains and losses on, these securities at September 30, 2016 and December 31, 2015:

(Dollars in thousands)	September 30, 2016				December 31, 2015
	Amortized Cost	Gross Unrealized		Estimated Fair Value	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gain	Loss			Gain	Loss
Securities Available for Sale
Residential mortgage backed securities issued by U.S. Agencies(1)	$39,993	$204	$(94)	$40,103	$46,126	$4	$(976)	$45,154
Residential collateralized mortgage obligations issued by non-agencies(1)	524	—	(14)	510	646	—	(14)	632
Asset backed security(2)	2,027	—	(704)	1,323	2,027	—	(547)	1,480
Mutual funds(3)	5,000	77	(15)	5,062	5,000	33	(50)	4,983
Total	$47,544	$281	$(827)	$46,998	$53,799	$37	$(1,587)	$52,249

(1)	Secured by closed-end first liens on 1-4 family residential mortgages.

(2)	Comprised of a security that represents an interest in a pool of trust preferred securities issued by U.S.-based banks and insurance companies.

(3)	Consists primarily of mutual fund investments in closed-end first liens on 1-4 family residential mortgages.
At September 30, 2016 and December 31, 2015, U.S. agency mortgage backed securities with an aggregate fair market value of $15.7 million and $2.9 million, respectively, were pledged to secure repurchase agreements, local agency deposits and treasury, tax and loan accounts.
The amortized cost and estimated fair values of securities available for sale at September 30, 2016 and December 31, 2015 are shown in the tables below by contractual maturities taking into consideration historical prepayments based on the prior twelve months of principal payments. Expected maturities will differ from contractual maturities and historical prepayments, particularly with respect to collateralized mortgage obligations, primarily because prepayment rates are affected by changes in conditions in the interest rate market and, therefore, future prepayment rates may differ from historical prepayment rates.

	At September 30, 2016 Maturing in
(Dollars in thousands)	One year or less	Over one year through five years	Over five years through ten years	Over ten Years	Total
Securities available for sale, amortized cost	$7,697	$25,646	$10,544	$3,657	$47,544
Securities available for sale, estimated fair value	7,716	25,769	10,564	2,949	46,998
Weighted average yield	1.44%	1.57%	1.54%	2.55%	1.62%

	At December 31, 2015 Maturing in
(Dollars in thousands)	One year or less	Over one year through five years	Over five years through ten years	Over ten Years	Total
Securities available for sale, amortized cost	$7,761	$26,178	$14,164	$5,696	$53,799
Securities available for sale, estimated fair value	7,599	25,716	13,857	5,077	52,249
Weighted average yield	1.63%	1.60%	1.60%	2.05%	1.65%

We had no sales of securities available for sale during the three and nine months ended September 30, 2016 and 2015.
The tables below indicate, as of September 30, 2016 and December 31, 2015, the gross unrealized losses and fair values of our investments, aggregated by investment category, and length of time that the individual securities have been in a continuous unrealized loss position.

	Securities with Unrealized Loss at September 30, 2016
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Residential mortgage backed securities issued by U.S. Agencies	$309	$(2)	$21,592	$(92)	$21,901	$(94)
Residential collateralized mortgage obligations issued by non-agencies	—	—	510	(14)	510	(14)
Asset backed security	—	—	1,323	(704)	1,323	(704)
Mutual funds	—	(3)	983	(12)	983	(15)
Total	$309	$(5)	$24,408	$(822)	$24,717	$(827)

	Securities With Unrealized Loss as of December 31, 2015
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Residential mortgage backed securities issued by U.S. Agencies	$20,597	$(197)	$23,865	$(779)	$44,462	$(976)
Residential collateralized mortgage obligations issued by non-agencies	—	—	631	(14)	631	(14)
Asset-backed security	—	—	1,480	(547)	1,480	(547)
Mutual funds	1,728	(23)	973	(27)	2,701	(50)
Total	$22,325	$(220)	$26,949	$(1,367)	$49,274	$(1,587)
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
Through the impairment assessment process, we determined that the available-for-sale securities discussed below were other-than-temporarily impaired at September 30, 2016. We recorded no impairment credit losses on available-for-sale securities in our consolidated statements of operations for the three and nine months ended September 30, 2016 and 2015. The OTTI related to factors other than credit losses, in the aggregate amount of $704 thousand, and was recognized as other comprehensive loss in our accompanying consolidated statement of financial condition as of September 30, 2016.

The table below presents, for the nine months ended September 30, 2016, a roll-forward of OTTI in those instances when a portion of the OTTI was attributable to non-credit related factors and, therefore, was recognized in other comprehensive loss:

(Dollars in thousands)	Gross Other- Than- Temporary Impairments	Other-Than- Temporary Impairments Included in Other Comprehensive Loss	Net Other-Than- Temporary Impairments Included in Retained Earnings (Deficit)
Balance – December 31, 2015	$(1,100)	$(547)	$(553)
Change in market value on a security for which an OTTI was previously recognized	(157)	(157)	—
Principal received on OTTI security	—	—	—
Balance – September 30, 2016	$(1,257)	$(704)	$(553)
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
Based on our OTTI assessment process, we determined that there is one asset-backed security in our portfolio of securities available for sale that was impaired as of September 30, 2016. This security is a multi-class, cash flow collateralized bond obligation backed by a pool of trust preferred securities issued by a diversified pool of 56 issuers that consisted of 45 U.S. depository institutions and 11 insurance companies at the time of the security’s issuance in November 2007. We purchased $3.0 million face amount of this security in November 2007 at a price of 95.21% for a total purchase price of $2.9 million, out of a total of $363 million of this security sold at the time of issuance. The security that we own (CUSIP 74042CAE8) is the mezzanine class B piece security with a variable interest rate of 3 month LIBOR plus 60 basis points, which had a rating of Aa2 and AA by Moody’s and Fitch, respectively, at the time of issuance in 2007.
As of September 30, 2016, the amortized cost of this security was $2.0 million with a fair value of $1.3 million, for an unrealized loss of approximately $704 thousand. As of September 30, 2016, the security had a Baa3 rating from Moody’s and a B rating from Fitch and had experienced $42.5 million in defaults (12.5% of total current collateral) and $7.0 million in deferring securities (2.1% of total current collateral) from issuance to September 30, 2016. As of September 30, 2016, the mezzanine class B tranche had $59.5 million in excess subordination.
We have made a determination that the remainder of our securities with respect to which there were unrealized losses as of September 30, 2016 are not other-than-temporarily impaired, because we have concluded that we have the ability to continue to hold those securities until their respective fair market values increase above their respective amortized costs or, if necessary, until their respective maturities. In reaching that conclusion we considered a number of factors and other information, which included: (i) the significance of each such security, (ii) the amount of the unrealized losses attributable to each such security, (iii) our liquidity position, (iv) the impact that retention of those securities could have on our capital position and (v) our evaluation of the expected future performance of these securities (based on the criteria discussed above).
Other Investments
As of September 30, 2016 and December 31, 2015, we had one investment in a limited partnership which was accounted for under the cost method of accounting and included within other assets on the consolidated statements of financial condition. During the three and nine months ended September 30, 2016, we contributed $0 thousand and $87 thousand, respectively, to the investment. We had no contributions to this investment during the three and nine months ended September 30, 2015. As of September 30, 2016 and December 31, 2015, our other investment was as follows:

	September 30, 2016	December 31, 2015
	(Dollars in thousands)
Investments accounted for under the cost method (1)	368	281

(1)	Represents the aggregate carrying amount of our investments that were not evaluated for impairment.

5. Loans and Allowance for Loan and Lease Losses
The loan portfolio consisted of the following at:

	September 30, 2016		December 31, 2015
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial loans	$295,454	33.9%	$347,300	40.3%
Commercial real estate loans – owner occupied	216,284	24.8%	195,554	22.7%
Commercial real estate loans – all other	156,715	18.0%	146,641	17.0%
Residential mortgage loans – multi-family	108,414	12.5%	81,487	9.5%
Residential mortgage loans – single family	36,468	4.2%	52,072	6.0%
Land development loans	16,376	1.9%	10,001	1.2%
Consumer loans	40,832	4.7%	28,663	3.3%
Total loans	870,543	100.0%	861,718	100.0%
Deferred loan origination costs, net	1,845		731
Allowance for loan and lease losses	(16,642)		(12,716)
Loans, net	$855,746		$849,733
At September 30, 2016 and December 31, 2015, loans of approximately $591 million and $523 million, respectively, were pledged to secure borrowings obtained from the FHLB and to support our unfunded borrowing capacity. During the three and nine months ended September 30, 2016, we purchased $22.9 million and $52.8 million of performing residential multi-family mortgage loans. No loans were purchased during the three and nine months ended September 30, 2015.

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

Set forth below is a summary of the activity in the ALLL during the three and nine months ended September 30, 2016 and 2015:

(Dollars in thousands)	Commercial	Real Estate	Land Development	Consumer and Single Family Mortgages	Total
ALLL in the three months ended September 30, 2016:
Balance at beginning of period	$8,703	$3,828	$226	$672	$13,429
Charge offs	(6,605)	(1,118)	—	—	(7,723)
Recoveries	202	—	—	4	206
Provision	9,981	707	82	(40)	10,730
Balance at end of period	$12,281	$3,417	$308	$636	$16,642
ALLL in the nine months ended September 30, 2016:
Balance at beginning of period	$6,639	$5,109	$282	$686	$12,716
Charge offs	(16,356)	(1,119)	—	540	(16,935)
Recoveries	979	1	—	11	991
Provision	21,019	(574)	26	(601)	19,870
Balance at end of period	$12,281	$3,417	$308	$636	$16,642
ALLL in the three months ended September 30, 2015:
Balance at beginning of period	$6,481	$4,889	$44	$929	$12,343
Charge offs	(526)	—	—	(48)	(574)
Recoveries	507	1	—	2	510
Provision	(173)	(325)	36	462	—
Balance at end of period	$6,289	$4,565	$80	$1,345	$12,279
ALLL in the nine months ended September 30, 2015:
Balance at beginning of period	$7,670	$5,133	$296	$734	$13,833
Charge offs	$(2,643)	$—	$(85)	$(199)	$(2,927)
Recoveries	1,364	3	—	6	1,373
Provision	(102)	(571)	(131)	804	—
Balance at end of period	$6,289	$4,565	$80	$1,345	$12,279
Set forth below is information regarding loan balances and the related ALLL, by portfolio type, as of September 30, 2016 and December 31, 2015.

(Dollars in thousands)	Commercial	Real Estate	Land Development	Consumer and Single Family Mortgages	Total
ALLL balance at September 30, 2016 related to:
Loans individually evaluated for impairment	$2,301	$—	$—	$—	$2,301
Loans collectively evaluated for impairment	9,980	3,417	308	636	14,341
Total	$12,281	$3,417	$308	$636	$16,642
Loans balance at September 30, 2016 related to:
Loans individually evaluated for impairment	$21,973	$4,927	$—	$239	$27,139
Loans collectively evaluated for impairment	273,481	476,486	16,376	77,061	843,404
Total	$295,454	$481,413	$16,376	$77,300	$870,543
ALLL balance at December 31, 2015 related to:
Loans individually evaluated for impairment	$—	$484	$—	$—	$484
Loans collectively evaluated for impairment	6,639	4,625	282	686	12,232
Total	$6,639	$5,109	$282	$686	$12,716
Loans balance at December 31, 2015 related to:
Loans individually evaluated for impairment	$12,431	$11,107	$1,618	$701	$25,857
Loans collectively evaluated for impairment	334,869	412,575	8,383	80,034	835,861
Total	$347,300	$423,682	$10,001	$80,735	$861,718

Credit Quality
The amounts of nonperforming assets and delinquencies that occur within our loan portfolio factor into our evaluation of the adequacy of the ALLL.
The following table provides a summary of the delinquency status of loans by portfolio type at September 30, 2016 and December 31, 2015:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater	Total Past Due	Current	Total Loans Outstanding	Loans >90 Days and Accruing
At September 30, 2016
Commercial loans	$5,962	$325	$8,663	$14,950	$280,504	$295,454	$—
Commercial real estate loans – owner-occupied	—	—	1,011	1,011	215,273	216,284	—
Commercial real estate loans – all other	—	1,034	—	1,034	155,681	156,715	—
Residential mortgage loans – multi-family	—	—	—	—	108,414	108,414	—
Residential mortgage loans – single family	—	62	—	62	36,406	36,468	—
Land development loans	—	—	—	—	16,376	16,376	—
Consumer loans	—	—	—	—	40,832	40,832	—
Total	$5,962	$1,421	$9,674	$17,057	$853,486	$870,543	$—
At December 31, 2015
Commercial loans	$2,010	$1,008	$8,766	$11,784	$335,516	$347,300	$—
Commercial real estate loans – owner-occupied	—	—	797	797	194,757	195,554	—
Commercial real estate loans – all other	316	—	5,207	5,523	141,118	146,641	—
Residential mortgage loans – multi-family	—	—	—	—	81,487	81,487	—
Residential mortgage loans – single family	—	—	535	535	51,537	52,072	—
Land development loans	—	—	1,618	1,618	8,383	10,001	—
Consumer loans	—	—	—	—	28,663	28,663	—
Total(1)	$2,326	$1,008	$16,923	$20,257	$841,461	$861,718	$—

(1)    Loans 90 days or more past due included one consumer mortgage loan collateralized by residential real estate with a recorded investment of $535 thousand which was in the process of foreclosure at December 31, 2015.
Generally, the accrual of interest on a loan is discontinued when principal or interest payments become more than 90 days past due, unless we believe that the loan is adequately collateralized and it is in the process of collection. There were no loans 90 days or more past due and still accruing interest at September 30, 2016 or December 31, 2015. In certain instances, when a loan is placed on non-accrual status, previously accrued but unpaid interest is reversed against current income. Subsequent collections of cash are applied as principal reductions when received (referred to as full nonaccrual basis of accounting), except when the ultimate collectability of principal is probable, in which case such payments are applied to accrued and unpaid interest, which is credited to income (referred to as nonaccrual cash basis of accounting). Non-accrual loans may be restored to accrual status when principal and interest become current and full repayment becomes expected.

The following table provides information with respect to loans on nonaccrual status, by portfolio type, as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
	(Dollars in thousands)
Nonaccrual loans:
Commercial loans	$21,912	$12,284
Commercial real estate loans – owner occupied	2,764	3,815
Commercial real estate loans – all other	1,737	6,268
Residential mortgage loans – multi-family	427	447
Residential mortgage loans – single family	239	701
Land development loans	—	1,618
Total(1)	$27,079	$25,133

(1)    Nonaccrual loans may include loans that are currently considered performing loans.
 We classify our loan portfolio using internal asset quality ratings. The following table provides a summary of loans by portfolio type and our internal asset quality ratings as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
	(Dollars in thousands)
Pass:
Commercial loans	$236,749	$329,192
Commercial real estate loans – owner occupied	206,185	189,944
Commercial real estate loans – all other	152,002	127,702
Residential mortgage loans – multi family	107,987	81,040
Residential mortgage loans – single family	36,229	51,371
Land development loans	16,376	8,383
Consumer loans	40,832	28,663
Total pass loans	$796,360	$816,295
Special Mention:
Commercial loans	$7,154	$5,626
Commercial real estate loans – owner occupied	373	177
Commercial real estate loans – all other	—	9,452
Total special mention loans	$7,527	$15,255
Substandard:
Commercial loans	$47,962	$12,482
Commercial real estate loans – owner occupied	9,726	5,433
Commercial real estate loans – all other	4,713	9,487
Residential mortgage loans – multi family	427	447
Residential mortgage loans – single family	239	701
Land development loans	—	1,618
Total substandard loans	$63,067	$30,168
Doubtful:
Commercial loans	$3,589	$—
Total doubtful loans	$3,589	$—
Total Loans:	$870,543	$861,718
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
The following table sets forth information regarding impaired loans, at September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
	(Dollars in thousands)
Impaired loans:
Nonaccruing loans	$18,070	$5,063
Nonaccruing restructured loans	9,009	20,070
Accruing restructured loans (1)	60	724
Accruing impaired loans	—	—
Total impaired loans	$27,139	$25,857
Impaired loans less than 90 days delinquent and included in total impaired loans	$17,465	$6,584

(1)	See "Troubled Debt Restructurings" below for a description of accruing restructured loans at September 30, 2016 and December 31, 2015.
The table below contains additional information with respect to impaired loans, by portfolio type, as of September 30, 2016 and December 31, 2015:

	September 30, 2016			December 31, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance (1)	Recorded Investment	Unpaid Principal Balance	Related Allowance (1)
	(Dollars in thousands)
No allowance recorded:
Commercial loans	$14,204	$16,132	$—	$12,431	$14,137	$—
Commercial real estate loans – owner occupied	2,763	4,443	—	2,371	2,515	—
Commercial real estate loans – all other	1,737	1,965	—	6,668	6,806	—
Residential mortgage loans – multi-family	427	443	—	447	450	—
Residential mortgage loans – single family	239	240	—	701	1,037	—
Land development loans	—	—	—	1,618	1,732	—
Consumer loans	—	—	—	—	—	—
Total	19,370	23,223	—	24,236	26,677	—
With allowance recorded:
Commercial loans	$7,769	$9,139	$2,301	$—	$—	$—
Commercial real estate loans – owner occupied	—	—	—	1,621	1,872	484
Commercial real estate loans – all other	—	—	—	—	—	—
Residential mortgage loans – multi-family	—	—	—	—	—	—
Residential mortgage loans – single family	—	—	—	—	—	—
Land development loans	—	—	—	—	—	—
Consumer loans	—	—	—	—	—	—
Total	7,769	9,139	2,301	1,621	1,872	484
Total
Commercial loans	$21,973	$25,271	$2,301	$12,431	$14,137	$—
Commercial real estate loans – owner occupied	2,763	4,443	—	3,992	4,387	484
Commercial real estate loans – all other	1,737	1,965	—	6,668	6,806	—
Residential mortgage loans – multi-family	427	443	—	447	450	—
Residential mortgage loans – single family	239	240	—	701	1,037	—
Land development loans	—	—	—	1,618	1,732	—
Consumer loans	—	—	—	—	—	—
Total	27,139	32,362	2,301	25,857	28,549	484

(1)
When the discounted cash flows, collateral value or market price equals or exceeds the recorded investment in the loan, then specific reserves are not required to be set aside for the loan within the ALLL. This typically occurs when the impaired loans have been partially charged-off and/or there have been interest payments received and applied to the balance of the principal outstanding.

At September 30, 2016 and December 31, 2015, there were $19.4 million and $24.2 million, respectively, of impaired loans for which no specific reserves had been allocated because these loans, in our judgment, were sufficiently collateralized. Of the impaired loans at September 30, 2016 for which no specific reserves were allocated, $13.0 million had been deemed impaired in the prior year.

Average balances and interest income recognized on impaired loans, by portfolio type, for the three and nine months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized
	(Dollars in thousands)
No allowance recorded:
Commercial loans	$14,556	$1	$13,003	$2	$12,852	$279	$14,988	$105
Commercial real estate loans – owner occupied	2,557	—	2,733	3	2,408	3	2,444	10
Commercial real estate loans – all other	3,757	—	6,503	46	5,090	—	5,930	255
Residential mortgage loans – multi-family	430	—	451	—	437	—	340	13
Residential mortgage loans – single family	119	—	3,807	29	369	9	4,055	88
Land development loans	570	—	1,662	—	1,088	—	1,788	7
Consumer loans	152	—	—	—	216	—	—	—
Total	22,141	1	28,159	80	22,460	291	29,545	478
With allowance recorded:
Commercial loans	3,885	59	—	—	5,082	457	—	—
Commercial real estate loans – owner occupied	795	—	820	—	1,203	—	410	—
Total	4,680	59	820	—	6,285	457	410	—
Total
Commercial loans	18,441	60	13,003	2	17,934	736	14,988	105
Commercial real estate loans – owner occupied	3,352	—	3,553	3	3,611	3	2,854	10
Commercial real estate loans – all other	3,757	—	6,503	46	5,090	—	5,930	255
Residential mortgage loans – multi-family	430	—	451	—	437	—	340	13
Residential mortgage loans – single family	119	—	3,807	29	369	9	4,055	88
Land development loans	570	—	1,662	—	1,088	—	1,788	7
Consumer loans	152	—	—	—	216	—	—	—
Total	$26,821	$60	$28,979	$80	$28,745	$748	$29,955	$478
The interest that would have been earned had the impaired loans remained current in accordance with their original terms was $52 thousand and $175 thousand during the three months ended September 30, 2016 and 2015, respectively. The interest that would have been earned had the impaired loans remained current in accordance with their original terms was $827 thousand and $683 thousand during the nine months ended September 30, 2016 and 2015, respectively.
Troubled Debt Restructurings (“TDRs”)
Pursuant to the FASB's ASU No. 2011-2, A Creditor's Determination of whether a Restructuring is a Troubled Debt Restructuring, the Bank's TDRs totaled $9.1 million and $20.8 million at September 30, 2016 and December 31, 2015, respectively. TDRs consist of loans to which modifications have been made for the purpose of alleviating temporary impairments of the borrower's financial condition and cash flows. Those modifications have come in the forms of changes in amortization terms, reductions in interest rates, interest only payments and, in limited cases, concessions to outstanding loan balances. The modifications are made as part of workout plans we enter into with the borrower that are designed to provide a bridge for the borrower's cash flow shortfalls in the near term. If a borrower works through the near term issues, then in most cases, the original contractual terms of the borrower's loan will be reinstated.
Of the $9.1 million of TDRs outstanding at September 30, 2016, $60 thousand were performing in accordance with their terms and accruing interest, and $9.0 million were not. Our impairment analysis determined no specific reserves were required on the TDR balances outstanding at September 30, 2016.

The following table presents loans restructured as TDRs during the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended
	September 30, 2016			September 30, 2015
(Dollars in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Performing
Commercial loans	—	$—	$—	2	$84	$84
Commercial real estate – owner occupied	—	—	—	1	178	178
Commercial real estate – all other	—	—	—	1	391	391
	—	—	—	4	653	653
Nonperforming
Commercial loans	—	—	—	1	937	678
	—	—	—	1	937	678
Total Troubled Debt Restructurings(1)	—	$—	$—	5	$1,590	$1,331
	Nine Months Ended
	September 30, 2016			September 30, 2015
(Dollars in thousands)	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Performing
Commercial loans	—	$—	$—	3	$173	$173
Commercial real estate – owner occupied	—	—	—	1	178	178
Commercial real estate – all other	—	—	—	2	4,532	4,532
Consumer loans	—	—	—	—	—	—
	—	—	—	6	4,883	4,883
Nonperforming
Commercial loans	—	—	—	2	1,173	914
	—	—	—	2	1,173	914
Total Troubled Debt Restructurings(1)	—	$—	$—	8	$6,056	$5,797

(1)
No outstanding loans were restructured during the three and nine months ended September 30, 2016. The one loan that was restructured during the first quarter of 2016 was paid off during the third quarter of 2016.

During the three and nine months ended September 30, 2016 and 2015, TDRs that were modified within the preceding 12-month period which subsequently defaulted were as follows:

	Three Months Ended				Nine Months Ended
	September 30, 2016		September 30, 2015		September 30, 2016		September 30, 2015
	Number of loans	Recorded Investment	Number of loans	Recorded Investment	Number of loans	Recorded Investment	Number of loans	Recorded Investment
	(Dollars in thousands)
Commercial loans	—	$—	—	$—	1	$57	—	$—
Commercial real estate - owner occupied	—	$—	—	$—	1	$761	—	$—
Total(1)	—	$—	—	$—	2	$818	—	$—

(1)
During the three months ended September 30, 2016 and the three and nine months ended September 30, 2015, there were no TDRs that were modified within the preceding 12-month period which subsequently defaulted.

6. Income Taxes
For the three and nine months ended September 30, 2016, we had income tax expense of $20.4 million and $17.0 million, respectively, as a result of the establishment of a full valuation allowance during the three months ended September 30, 2016 on the balance of our deferred tax asset, which includes current and historical losses that may be used to offset taxes on future profits. Accounting rules specify that management must evaluate the deferred tax asset on a recurring basis to determine whether enough positive evidence exists to determine whether it is more-likely-than-not that the deferred tax asset will be available to offset or reduce future taxes. Negative evidence included the significant losses incurred during the second and third quarters of 2016, an increase in our nonperforming assets from December 31, 2015, a cumulative three-year loss position, and our accumulated deficit. Positive evidence included our forecast of our taxable income, the time period in which we have to utilize our deferred tax asset and the current economic conditions. The tax code allows net operating losses to be carried forward for 20 years from the date of the loss, and while management believes that the Company will be able to realize the deferred tax asset within that period, we are unable to assert the timing as to when that realization will occur. As a result of this conclusion and due to the hierarchy of evidence that the accounting rules specify, a valuation allowance has been recorded as of September 30, 2016 to offset the deferred tax asset.
For the three and nine months ended September 30, 2015, we recorded no income tax provision or benefit. We recorded no income tax provision for the three and nine months ended September 30, 2015 as a result of positive and negative evidence that management evaluated. Based on the analysis performed, management chose not to release any portion of the $10.8 million valuation allowance as of September 30, 2015.
We file income tax returns with the U.S. federal government and the state of California. As of September 30, 2016, we were subject to examination by the Internal Revenue Service with respect to our U.S. federal tax returns for the 2013 to 2015 tax years and Franchise Tax Board for California state income tax returns for the 2012 to 2015 tax years. Net operating losses on our U.S. federal and California state income tax returns may be carried forward twenty years. As of September 30, 2016, we do not believe there will be any material adverse changes in our unrecognized tax benefits over the next 12 months.
Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of tax expense. We did not have any accrued interest or penalties associated with any unrecognized tax benefits, and no interest expense was recognized during the three and nine months ended September 30, 2016 and 2015.
7. Stock-Based Employee Compensation Plans
In May 2010, our shareholders approved the adoption of our 2010 Equity Incentive Plan (the “2010 Incentive Plan”), which authorized and set aside a total of 400,000 shares of our common stock for issuance on the exercise of stock options or the grant of restricted stock or other equity incentives to our officers, and other key employees and directors. An additional 158,211 shares of common stock were also set aside which was equal to the total of the shares that were available for the grant of equity incentives under our shareholder-approved 2008 and 2004 Equity Incentive Plans (the "Previously Approved Plans") at the time of the adoption of the 2010 Incentive Plan. Options to purchase a total of 347,520 shares of our common stock granted under the Previously Approved Plans were outstanding at September 30, 2016. The 2010 Incentive Plan provides that if any of these outstanding options under the Previously Approved Plans expire or are terminated for any reason, then the number of shares that would become available for grants or awards of equity incentives under the 2010 Incentive Plan would be increased by an equivalent number of shares. At the Annual Shareholders meeting held in May 2013, our shareholders approved an additional 800,000 share increase in the maximum number of shares of our common stock that may be issued pursuant to grants or exercises of options or restricted shares or other equity incentives under the 2010 Incentive Plan, of which 172,145 shares of restricted stock, net of shares withheld for taxes, have vested as of September 30, 2016 thereby decreasing the maximum number of shares authorized under the 2010 Incentive Plan. As a result, as of September 30, 2016, the maximum number of shares that were authorized for the grant of options or other equity incentives under the 2010 Incentive Plan totaled 1,533,586 (assuming that all 347,520 shares of our common stock subject to options under the Previously Approved Plans expire or are terminated), or approximately 7% of the shares of our common stock then outstanding.
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
Under FASB ASC 718-10, we are required to recognize, in our financial statements, the fair value of the options or any restricted shares that we grant as compensation cost over their respective service periods. The fair values of the options that were outstanding at September 30, 2016 under the 2010 Incentive Plan were estimated as of their respective dates of grant using the Black-Scholes option-pricing model. The Company, under the 2010 Incentive Plan, granted restricted stock for the benefit of its employees and directors. These restricted shares vest over a period of three years for employees and one year for directors. The recipients of restricted shares have the right to vote all shares subject to such grant and receive all dividends with respect to such shares whether or not the shares have vested. The recipients do not pay any cash consideration for the shares.
Stock Options
The table below summarizes the weighted average assumptions used to determine the fair values of the options granted during the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
Assumptions with respect to:	2016(1)	2015(1)	2016	2015
Expected volatility	—%	—%	38%	44%
Risk-free interest rate	—%	—%	1.60%	1.82%
Expected dividends	—%	—%	—%	—%
Expected term (years)	—	—	6.3	6.0
Weighted average fair value of options granted during period	$—	$—	$2.81	$3.13

(1)    No stock options were granted during the three months ended September 30, 2016 or 2015.
The following table summarizes the stock option activity under the Company’s equity incentive plans during the nine months ended September 30, 2016 and 2015, respectively.

	Number of Shares	Weighted- Average Exercise Price Per Share	Number of Shares	Weighted- Average Exercise Price Per Share
	2016		2015
Outstanding – January 1,	838,696	$6.20	1,257,390	$6.51
Granted	379,551	6.92	112,828	7.09
Exercised	(97,292)	4.66	(257,526)	5.30
Forfeited/Canceled	(66,385)	9.48	(142,053)	11.53
Outstanding – September 30,	1,054,570	6.40	970,639	6.16
Options Exercisable – September 30,	609,970	$6.03	655,393	$5.98
Options Vested – September 30,	609,970	$6.03	655,393	$5.98
Options to purchase 14,134 and 30,962 shares of our common stock were exercised during the three months ended September 30, 2016 and 2015, respectively. Options to purchase 97,292 and 257,526 shares of our common stock were exercised during the nine months ended September 30, 2016 and 2015, respectively. The aggregate intrinsic value of options exercised during the three months ended September 30, 2016 and 2015 was $9 thousand and $115 thousand, respectively. The aggregate intrinsic value of options exercised during the nine months ended September 30, 2016 and 2015 was $249 thousand and $458 thousand, respectively. The fair values of options that vested during the three months ended September 30, 2016 and 2015 was $156 thousand and $453 thousand, respectively. The fair values of options that vested during the nine months ended September 30, 2016 and 2015 was $311 thousand and $623 thousand, respectively.

The following table provides additional information regarding the vested and unvested options that were outstanding at September 30, 2016.

Options Outstanding as of September 30, 2016					Options Exercisable as of September 30, 2016(1)
	Vested	Unvested	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Shares	Weighted Average Exercise Price
$2.97 – $4.99	96,503	—	$3.62	4.06	96,503	$3.62
$5.00 – $6.99	484,629	283,773	6.49	7.62	484,629	6.32
$7.00– $10.00	21,038	160,827	7.10	8.99	21,038	7.10
$10.01-$16.22	7,800	—	15.53	0.23	7,800	15.53
	609,970	444,600	$6.40	7.48	609,970	$6.03

(1)	The weighted average remaining contractual life of the options that were exercisable as of September 30, 2016 was 6.24 years.
The aggregate intrinsic value of options that were outstanding and exercisable under the 2010 Incentive Plan at September 30, 2016 and December 31, 2015 was $880 thousand and $904 thousand, respectively.

A summary of the status of the unvested options outstanding as of September 30, 2016, and changes in the weighted average grant date fair values of the unvested options during the nine months ended September 30, 2016, are set forth in the following table.

	For the nine months ended September 30,
	2016		2015
	Number of Shares Subject to Options	Weighted Average Grant Date Fair Value	Number of Shares Subject to Options	Weighted Average Grant Date Fair Value
Unvested at the beginning of the period	215,926	$2.93	468,504	$2.68
Granted	379,551	2.76	112,828	3.13
Vested	(108,820)	2.86	(236,372)	2.63
Forfeited/Canceled	(42,057)	2.90	(29,714)	2.55
Unvested at the end of the period	444,600	2.80	315,246	2.90
At September 30, 2016, the weighted average period over which nonvested awards were expected to be recognized was 2.56 years.
Restricted Stock
The following table summarizes the activity related to restricted stock granted, vested and forfeited under our equity incentive plans during the nine months ended September 30, 2016 and 2015.

	For the nine months ended September 30,
	2016		2015
	Number of Shares	Average Grant Date Fair Value	Number of Shares	Average Grant Date Fair Value
Outstanding at the beginning of the period	129,283	$6.75	141,254	$6.29
Granted	113,975	6.82	98,829	7.11
Vested	(65,075)	6.70	(63,351)	6.45
Forfeited	(30,585)	6.63	(3,638)	6.18
Outstanding at the end of the period	147,598	$6.85	173,094	$6.70

Compensation Expense
We expect that the compensation expense that will be recognized during the periods presented below in respect of stock options and restricted stock outstanding at September 30, 2016, will be as follows:

	Estimated Stock Based Compensation Expense Stock Options	Estimated Stock Based Compensation Expense Restricted Stock	Estimated Stock Based Compensation Expense Total
(Dollars in thousands)
For the years ending December 31,
Remainder of 2016	$104	$119	$223
2017	391	291	682
2018	308	150	458
2019	63	35	98
2020 and beyond	28	17	45
	$894	$612	$1,506
The aggregate amounts of stock based compensation expense recognized in our consolidated statements of operations for the three months ended September 30, 2016 and 2015 were $254 thousand and $347 thousand, respectively, in each case net of taxes. The aggregate amounts of stock based compensation expense recognized in our consolidated statements of operations for the nine months ended September 30, 2016 and 2015 were $807 thousand and $1.0 million, respectively, in each case net of taxes.

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

The following table shows how we computed basic and diluted EPS for the three and nine months ended September 30, 2016 and 2015.

(In thousands, except per share data)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator:
Net (loss) income	$(30,526)	$321	$(34,952)	$375
Dividends on preferred stock	—	(309)	—	(927)
Inducements for exchange of the preferred stock	—	(512)	—	(512)
Numerator for basic and diluted net loss available to common shareholders	$(30,526)	$(500)	$(34,952)	$(1,064)
Denominator:
Basic weighted average outstanding shares of common stock	22,996	19,824	22,944	19,739
Dilutive effect of employee stock options and contingently issuable shares	—	—	—	—
Diluted weighted average common stock and common stock equivalents	22,996	19,824	22,944	19,739
Basic loss per common share:
Net loss available to common shareholders	$(1.33)	$(0.03)	$(1.52)	$(0.05)
Diluted loss per common share:
Net loss available to common shareholders	$(1.33)	$(0.03)	$(1.52)	$(0.05)

The weighted average shares that have an antidilutive effect in the calculation of diluted net loss per share and have been excluded from the computations above were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Stock options(1)	1,059,834	988,842	1,031,065	1,048,822

(1)
Stock options were excluded from the computation of diluted earnings per common share for the three and nine months ended September 30, 2016 and 2015 as we reported a net loss available to common shareholders.

9. Shareholders’ Equity
Accumulated Other Comprehensive Income (Loss), net
Accumulated other comprehensive income (loss), net as of September 30, 2016 and December 31, 2015 was as follows:

	Unrealized Gain (Loss) on Securities Available-for-Sale, net of tax	Accumulated Other Comprehensive Income, Net
	(Dollars in thousands)
Ending balance as of December 31, 2014	$(692)	$(692)
Other comprehensive income before reclassifications, net of tax provision of $81 thousand (1)	(118)	(118)
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	—
Other comprehensive income, net of tax provision of $81 thousand	(118)	(118)
Ending balance as of December 31, 2015	$(810)	$(810)
Other comprehensive income before reclassifications, net of tax provision of $637 thousand (1)	366	366
Amounts reclassified from accumulated other comprehensive income, net of tax	—	—
Other comprehensive income, net of tax provision of $637 thousand	366	366
Ending balance as of September 30, 2016	$(444)	$(444)

(1)	Tax impact included in Deferred tax assets.

10. Commitments and Contingencies
Repurchase Reserves
We have historically maintained reserves for possible repurchases that we may have been required to make of certain of the mortgage loans which we sold as a result of deficiencies or defects that may be found to exist in such loans. Our repurchase reserve also covered returns of any premiums earned and administrative fees pertaining to the repurchase of mortgage loans that did not meet investor guidelines, including potential loss of advances on Veterans Affairs or Federal Housing Authority Ginnie Mae loans.  As a result of our exit from the mortgage banking business and no longer being subject to potential loss for anything other than mortgage fraud, we have undertaken an analysis of our accrual. Our analysis assumes that the repurchase liability exposure will decrease over time as mortgage loans are paid off and as we are no longer originating new mortgage loans. No loans were repurchased during the three and nine months ended September 30, 2016 or during the three months ended September 30, 2015. We repurchased $619 thousand of loans during the nine months ended September 30, 2015. The following table sets forth information at September 30, 2016 and December 31, 2015, with respect to our repurchase reserves:

	At and For the Nine Months Ended	At and For the Year Ended
	September 30, 2016	December 31, 2015
	(Dollars in thousands)
Beginning balance	$314	$381
Recovery of repurchases	(44)	(1)
Settlements	—	(66)
Total repurchases reserve	$270	$314
Commitments
To meet the financing needs of our customers in the normal course of business, we are a party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements. At September 30, 2016 and December 31, 2015, we were committed to fund certain loans including letters of credit amounting to approximately $297 million and $193 million, respectively. The contractual amounts of a credit-related financial instrument, such as a commitment to extend credit, a credit-card arrangement or a letter of credit, represent the amount of potential accounting loss should the commitment be fully drawn upon, the customer were to default, and the value of any existing collateral securing the customer’s payment obligation becomes worthless. The loss reserve for unfunded loan commitments was $350 thousand and $275 thousand at September 30, 2016 and December 31, 2015, respectively.
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
Based on our evaluation of the lawsuits and other proceedings that were pending against us as of September 30, 2016, the outcomes in those suits or other proceedings are not expected to have, either individually or in the aggregate, a material adverse effect on our consolidated financial position, results of operations or cash flows. However, in light of the inherent uncertainties involved, some of which are beyond our control, and the very large or indeterminate damages often sought in such legal actions or proceedings, an adverse outcome in one or more of these suits or proceedings could be material to our financial position, results of operations or cash flows for any particular reporting period.

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
The following table sets forth information regarding the net interest income and noninterest income for our commercial banking segment for the three and nine months ended September 30, 2016 and 2015.

(Dollars in thousands)	Commercial	Other(1)	Total
Net interest income for the three months ended September 30,
2016	$9,310	$(121)	$9,189
2015	$8,443	$(132)	$8,311
Noninterest income for the three months ended September 30,
2016	$1,049	$5	$1,054
2015	$558	$4	$562
Net interest income for the nine months ended September 30,
2016	$26,776	$(403)	$26,373
2015	$25,249	$(299)	$24,950
Noninterest income for the nine months ended September 30,
2016	$2,649	$22	$2,671
2015	$2,050	$10	$2,060
Segment Assets at:
September 30, 2016	$1,060,749	$14,399	$1,075,148
December 31, 2015	$1,051,501	$10,888	$1,062,389

(1)	Represents net interest income and noninterest income for PMAR and PMBC.

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
The following table sets forth the capital and capital ratios of the Company (on a consolidated basis) and the Bank (on a stand-alone basis) at September 30, 2016, as compared to the respective regulatory requirements applicable to them.

			Applicable Federal Regulatory Requirement
			For Capital Adequacy Purposes		To be Categorized As Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total Capital to Risk Weighted Assets:
Company	$129,723	13.6%	$76,153	At least 8.0	N/A	N/A
Bank	112,015	12.0%	74,494	At least 8.0	$93,118	At least 10.0
Common Equity Tier 1 Capital to Risk Weighted Assets:
Company	$100,730	10.6%	$42,836	At least 4.5	N/A	N/A
Bank	100,278	10.8%	41,903	At least 4.5	$60,526	At least 6.5
Tier 1 Capital to Risk Weighted Assets:
Company	$117,730	12.4%	$57,115	At least 6.0	N/A	N/A
Bank	100,278	10.8%	55,871	At least 6.0	$74,494	At least 8.0
Tier 1 Capital to Average Assets:
Company	$117,730	10.3%	$45,567	At least 4.0	N/A	N/A
Bank	100,278	8.9%	44,917	At least 4.0	$56,146	At least 5.0
In early July 2013, the Federal Reserve Board and the FDIC issued final rules implementing the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act changes.  The rules revise minimum capital requirements and adjust prompt correct action thresholds.  The final rules revise the regulatory capital elements, add a new common equity Tier 1 capital ratio, increase the minimum Tier 1 capital ratio requirement, and implement a new capital conservation buffer.  The rules also permit certain banking organizations to retain, through a one-time election, the existing treatment for accumulated other comprehensive income.  The final rules took effect for community banks on January 1, 2015, subject to a transition period for certain parts of the rules.  At September 30, 2016, the Bank (on a stand-alone basis) continued to qualify as a well-capitalized institution, and the Company continued to exceed the minimum required capital ratios applicable to it, under the capital adequacy guidelines described above.

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
In addition to the risk of incurring loan losses and provision for loan losses, which is an inherent risk of the banking business, these risks and uncertainties include, but are not limited to, the following: the risk that the credit quality of our borrowers declines; potential declines in the value of the collateral for secured loans; the risk that steps we have taken to strengthen our overall credit administration are not effective; the risk of a downturn in the United States economy, and domestic or international economic conditions, which could cause us to incur additional loan losses and adversely affect our results of operations in the future; the risk that our interest margins and, therefore, our net interest income will be adversely affected by changes in prevailing interest rates; the risk that we will not succeed in further reducing our remaining nonperforming assets, in which event we would face the prospect of further loan charge-offs and write-downs of assets; the risk that we will not be able to manage our interest rate risks effectively, in which event our operating results could be harmed; the prospect that government regulation of banking and other financial services organizations will increase, causing our costs of doing business to increase and restricting our ability to take advantage of business and growth opportunities; the risk that our efforts to develop a robust commercial banking platform may not succeed; and the risk that we may be unable to realize our expected level of increasing deposit inflows. Additional information regarding these and other risks and uncertainties to which our business is subject is contained in our Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Form 10-K”) that we filed with the Securities and Exchange Commission (“SEC”) on March 14, 2016, and readers of this Report are urged to review the additional information contained in that report, and in any subsequent Quarterly Report on Form 10-Q that we file with the SEC. We urge you to read those risk factors in conjunction with your review of the following discussion and analysis of our results of operations for the three and nine months ended, and our financial condition at, September 30, 2016.
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
As of September 30, 2016, our total assets, net loans and total deposits were $1.1 billion, $856 million and $950 million, respectively.
During the three months ended September 30, 2016, the Company recognized total charge-offs of $7.7 million, which primarily consisted of three credits that totaled $7.0 million, including a $4.5 million charge-off of the remaining balance of a participated shared national credit that was partially charged off during the second quarter of 2016. With respect to this credit, during the three months ended September 30, 2016, the borrower entered bankruptcy proceedings and faced unanticipated litigation that challenged the ownership of the underlying collateral. In light of these events, the Company determined it was appropriate to charge-off the remaining balance of the credit. In addition, after a comprehensive credit review that our new Chief Credit Officer commenced upon joining the Bank on May 31, 2016, the Bank has now reviewed all 679 commercial and commercial real estate credits representing approximately 87% of our total outstanding loan portfolio balance, assisted by three independent loan review firms. The remaining 13% of the portfolio consists of consumer loans with low levels of delinquencies, which are monitored for signs of weakness including periodic sampling of loans which have been found to be satisfactory. During the quarter, approximately $48 million in loans were downgraded due credit and collateral shortfalls, including portfolio management and loan servicing follow-up items such as lack of updated borrower financial information. As a result, the Company recorded a provision for loan losses totaling $10.7 million resulting from the elevated charge-offs and higher loss factor due to an increase in the amount of classified loans. During the three months ended September 30, 2016, the Company has instituted a number of changes to strengthen its overall credit administration.
During the three months ended September 30, 2016, the Company recorded income tax expense of $20.4 million to reflect a full valuation allowance established against its deferred tax asset. See “Results of Operations—Provision for Income Tax” below in this Item 2 for additional information. While we believe the Company will generate taxable income in future periods that will eventually enable the Company to release all or a portion of the valuation allowance, we are not able to assert as to the timing of that event. Until such time as we are able to release the valuation allowance on our deferred tax asset, there is a material impact to future periods in that management expects this to result in minimal income tax expense.
As a result of the net loss we incurred during the three months ended September 30, 2016, our regulatory capital ratios declined during the quarter. Notwithstanding this, the Company and the Bank remain well capitalized under applicable regulatory standards. See “Capital Resources—Regulatory Capital Requirements Applicable to Banking Institutions” below in this Item 2 of this Report for further information.
The Bank, which is headquartered in Orange County, California, approximately 40 miles south of Los Angeles, conducts a commercial banking business in Orange, Los Angeles, San Bernardino and San Diego counties in Southern California. The Bank is also a member of the Federal Reserve System and its deposits are insured, to the maximum extent permitted by law, by the Federal Deposit Insurance Corporation (the “FDIC”). For the three and nine months ended September 30, 2016 and 2015, we operated as one reportable segment, Commercial Banking.
Unless the context otherwise requires, the “Company,” “we,” “our,” “ours,” and “us” refer to Pacific Mercantile Bancorp and its consolidated subsidiaries.

Results of Operations
Operating Results for the Three and Nine Months Ended September 30, 2016 and 2015
Our operating results for the three and nine months ended September 30, 2016, compared to the same period in September 30, 2015, was as follows:

	Three Months Ended September 30,		2016 vs. 2015 % Change	Nine Months Ended September 30,		2016 vs. 2015 % Change
	2016	2015		2016	2015
	(Dollars in thousands)
Interest income	$10,598	$9,653	9.8%	$30,388	$28,939	5.0%
Interest expense	1,409	1,342	5.0%	4,015	3,989	0.7%
Provision for loan and lease losses	10,730	—	100.0%	19,870	—	100.0%
Non-interest income	1,054	562	87.5%	2,671	2,060	29.7%
Non-interest expense	9,687	8,552	13.3%	27,135	26,635	1.9%
Income tax expense	20,352	—	100.0%	16,991	—	100.0%
Net (loss) income	(30,526)	321	(9,609.7)%	(34,952)	375	(9,420.5)%
Interest Income
Three Months Ended September 30, 2016 and 2015
Total interest income increased 9.8% to $10.6 million for the three months ended September 30, 2016 from $9.7 million for the three months ended September 30, 2015. This was primarily due to an increase in interest income on loans and short-term investments during the three months ended September 30, 2016 compared to the same prior year period. During the three months ended September 30, 2016 and 2015, interest income on loans was $10.0 million and $9.2 million, respectively, yielding 4.64% and 4.41% on average loan balances of $857.8 million and $824.6 million, respectively. The increase in the average loan balances is attributable to an increase in loan demand and the purchase of $22.9 million of performing residential multi-family mortgage loans during the three months ended September 30, 2016. The increase in average loan yield is primarily attributable to the actions of the Federal Reserve Board to raise short-term interest rates by 25 basis points in the fourth quarter of 2015.

During the three months ended September 30, 2016 and 2015, interest income from our securities available-for-sale and stock was $356 thousand and $389 thousand, respectively, yielding 2.51% and 2.42% on average balances of $56.5 million and $63.7 million, respectively. The average securities balances decreased as a result of maturities of, and payments on, securities which we did not fully replace. Interest income from our short-term investments, including our federal funds sold and interest-bearing deposits, was $244 thousand and $98 thousand for the three months ended September 30, 2016 and 2015, respectively, yielding 0.51% and 0.26% on average balances of $189.0 million and $148.5 million, respectively. The increase in interest income from our short-term investments was primarily attributable to a higher average balance and an increase in the average yield during the three months ended September 30, 2016 as compared to the three months ended September 30, 2015. The increase in the average yield is attributable to the Board of Governors of the Federal Reserve System (“Federal Reserve Board”) raising interest rates by 25 basis points in the fourth quarter of 2015. As a result, total interest income on investments increased for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015.
Nine Months Ended September 30, 2016 and 2015
Total interest income increased 5.0% to $30.4 million for the nine months ended September 30, 2016 from $28.9 million for the nine months ended September 30, 2015. This was primarily due to an increase in interest income on loans and short-term investments during the nine months ended September 30, 2016 compared to the same prior year period. During the nine months ended September 30, 2016 and 2015, interest income on loans was $28.7 million and $27.4 million, respectively, yielding 4.52% and 4.43% on average loan balances of $847.8 million and $825.6 million, respectively. The increase in the average loan balances is attributable to an increase in loan demand and the purchase of $52.8 million of performing residential multi-family mortgage loans during the nine months ended September 30, 2016. The increase in average loan yield is primarily attributable to the actions of the Federal Reserve Board to raise short-term interest rates by 25 basis points in the fourth quarter of 2015.
During the nine months ended September 30, 2016 and 2015, interest income from our securities available-for-sale and stock was $1.1 million and $1.3 million, respectively, yielding 2.46% and 2.67% on average balances of $58.3 million and $66.0 million, respectively. The investment yield decrease is primarily due to our receipt of a cash dividend paid on our Federal Home Loan Bank of San Francisco (“FHLB”) stock during the nine months ended September 30, 2015 and no dividend received during the nine months ended September 30, 2016. The average securities balances decreased as a result of maturities of, and payments on, securities which we did not fully replace. Interest income from our short-term investments, including our federal funds sold and interest-bearing deposits, was $613 thousand and $258 thousand for the nine months ended September 30, 2016 and 2015, respectively, yielding 0.51% and 0.26% on average balances of $160.3 million and $133.5 million, respectively. The increase in interest income from our short-term investments was primarily attributable to a higher average balance and an increase in the average yield during the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. The increase in the average yield is attributable to the Federal Reserve Board raising interest rates by 25 basis points in the fourth quarter of 2015. As a result, total interest income on investments increased for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015.
Interest Expense
Three Months Ended September 30, 2016 and 2015
Total interest expense increased 5.0% for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. The increase was primarily due to an increase in our cost of funds from 0.77% at September 30, 2015 to 0.83% at September 30, 2016, partially offset by a decline in the average interest-bearing liabilities from $688.8 million at September 30, 2015 to $678.7 million at September 30, 2016, which consisted of deposits, borrowings and junior subordinated debentures. Our cost of funds increased as a result of the actions of the Federal Reserve Board to raise short-term interest rates by 25 basis points in the fourth quarter of 2015. The decrease in our average interest-bearing liabilities is primarily attributable to the decrease in the average balance of our borrowings as a result of our decision to decrease our FHLB borrowings. Interest expense on our certificates of deposit for the three months ended September 30, 2016 and 2015 was $679 thousand and $697 thousand, respectively, with a cost of funds of 1.01% and 0.90% on average balances of $267.6 million and $308.8 million, respectively.
Nine Months Ended September 30, 2016 and 2015
Total interest expense remained flat for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. This was primarily due to a decrease in average interest-bearing liabilities from $694.4 million at September 30, 2015 to $671.0 million at September 30, 2016, partially offset by an increase in our cost of funds from 0.77% and 0.80%, respectively, which consisted of deposits, borrowings and junior subordinated debentures. The decrease in our average interest-bearing liabilities is primarily attributable to the decrease in average balance of our borrowings as a result of our decision to decrease our FHLB borrowings.

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
The following table sets forth information regarding our average balances, yields on interest earning assets, interest expense on interest-bearing liabilities, the interest rate spread and the interest rate margin for the three and nine months ended September 30, 2016 and 2015. Average balances are calculated based on average daily balances.

	Three Months Ended September 30,
	2016			2015
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets
Short-term investments(1)	$188,982	$244	0.51%	$148,454	$98	0.26%
Securities available for sale and stock(2)	56,457	356	2.51%	63,702	389	2.42%
Loans(3)	857,784	9,998	4.64%	824,596	9,166	4.41%
Total interest-earning assets	1,103,223	10,598	3.82%	1,036,752	9,653	3.69%
Noninterest-earning assets
Cash and due from banks	14,462			18,237
All other assets	21,784			10,156
Total assets	$1,139,469			$1,065,145
Interest-bearing liabilities:
Interest-bearing checking accounts	$57,614	$41	0.28%	$35,896	$24	0.27%
Money market and savings accounts	326,666	520	0.63%	300,650	421	0.56%
Certificates of deposit	267,590	679	1.01%	308,836	697	0.90%
Other borrowings	9,293	24	1.03%	25,870	50	0.77%
Junior subordinated debentures	17,527	145	3.29%	17,527	150	3.40%
Total interest bearing liabilities	678,690	1,409	0.83%	688,779	1,342	0.77%
Noninterest bearing liabilities
Demand deposits	322,768			247,884
Accrued expenses and other liabilities	6,274			6,741
Shareholders' equity	131,737			121,741
Total liabilities and shareholders' equity	$1,139,469			$1,065,145
Net interest income		$9,189			$8,311
Net interest income/spread			2.99%			2.92%
Net interest margin			3.31%			3.18%

(1)	Short-term investments consist of federal funds sold and interest bearing deposits that we maintain at other financial institutions.

(2)	Stock consists of FHLB stock and Federal Reserve Bank of San Francisco (“FRBSF”) stock.

(3)	Loans include the average balance of nonaccrual loans.

	Nine Months Ended September 30,
	2016			2015
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets
Short-term investments(1)	$160,346	$613	0.51%	$133,497	$258	0.26%
Securities available for sale and stock(2)	58,293	1,075	2.46%	66,032	1,321	2.67%
Loans(3)	847,833	28,700	4.52%	825,583	27,360	4.43%
Total interest-earning assets	1,066,472	30,388	3.81%	1,025,112	28,939	3.77%
Noninterest-earning assets
Cash and due from banks	15,610			17,258
All other assets	20,057			10,132
Total assets	$1,102,139			$1,052,502
Interest-bearing liabilities:
Interest-bearing checking accounts	$54,993	$108	0.26%	$36,987	$72	0.26%
Money market and savings accounts	324,222	1,481	0.61%	294,003	1,245	0.57%
Certificates of deposit	264,457	1,924	0.97%	314,227	2,094	0.89%
Other borrowings	9,785	74	1.01%	31,611	177	0.75%
Junior subordinated debentures	17,527	428	3.26%	17,527	401	3.06%
Total interest bearing liabilities	670,984	4,015	0.80%	694,355	3,989	0.77%
Noninterest bearing liabilities
Demand deposits	290,830			230,259
Accrued expenses and other liabilities	6,156			6,679
Shareholders' equity	134,169			121,212
Total liabilities and shareholders' equity	$1,102,139			$1,052,505
Net interest income		$26,373			$24,950
Net interest income/spread			3.01%			3.00%
Net interest margin			3.30%			3.25%

(1)	Short-term investments consist of federal funds sold and interest bearing deposits that we maintain at other financial institutions.

(2)	Stock consists of FHLB stock and FRBSF stock.

(3)	Loans include the average balance of nonaccrual loans.

The following table sets forth changes in interest income, including loan fees, and interest paid in the three and nine months ended September 30, 2016 and 2015 and the extent to which those changes were attributable to changes in (i) the volumes of or the rates of interest earned on interest-earning assets and (ii) the volumes of or the rates of interest paid on our interest-bearing liabilities.

	Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015 Increase (Decrease) due to Changes in			Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015 Increase (Decrease) due to Changes in
	Volume	Rates	Total Increase (Decrease)	Volume	Rates	Total Increase (Decrease)
	(Dollars in thousands)
Interest income
Short-term investments(1)	$32	$114	$146	$61	$294	$355
Securities available for sale and stock(2)	(46)	13	(33)	(147)	(99)	(246)
Loans	365	467	832	761	579	1,340
Total earning assets	351	594	945	675	774	1,449
Interest expense
Interest-bearing checking accounts	15	2	17	35	1	36
Money market and savings accounts	38	61	99	134	102	236
Certificates of deposit	(100)	82	(18)	(350)	180	(170)
Borrowings	(39)	13	(26)	(151)	48	(103)
Junior subordinated debentures	—	(5)	(5)	—	27	27
Total interest-bearing liabilities	(86)	153	67	(332)	358	26
Net interest income	$437	$441	$878	$1,007	$416	$1,423

(1)	Short-term investments consist of federal funds sold and interest bearing deposits that we maintain at financial institutions.

(2)	Stock consists of FHLB stock and FRBSF stock.
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
We recorded a $10.7 million provision for loan and lease losses during the three months ended September 30, 2016 as compared to no provision for loan and lease losses recorded for the three months ended September 30, 2015. We recorded a provision of $10.7 million for the third quarter of 2016 due to downgrades and charge offs on loans that exceeded recoveries during the third quarter. The Company recognized total charge-offs of $7.7 million, which primarily consisted of three credits that totaled $7.0 million. One of these charge-offs was in the amount of $4.5 million, which was the remaining balance of the participated shared national credit that was partially charged-off during the second quarter of 2016; during the third quarter of 2016, the borrower entered bankruptcy proceedings and faced unanticipated litigation that challenged the ownership of the underlying collateral. The remaining charge-offs we recognized for the three months ended September 30, 2016 included a charge-off of $1.1 million related to one commercial real estate loan that had been placed on non-accrual in the second quarter of 2016, and a charge-off of $1.4 million related to a commercial credit that was downgraded during the quarter. In addition, following a comprehensive credit review, $48 million in loans were downgraded due to credit and collateral shortfalls during the three months ended September 30, 2016, resulting in a higher loss factor applied in determining our provision for loan and lease losses. During the three months ended September 30, 2016, the Company has instituted a number of changes to strengthen its overall credit administration.
There was no provision for loan and lease losses in the third quarter of 2015 due to the relatively stable level of loans, along with general improvement in asset quality.
We recorded a $19.9 million provision for loan and lease losses during the nine months ended September 30, 2016 as compared to no provision for loan and lease losses recorded for the nine months ended September 30, 2015. We recorded a provision for loan and lease losses of $19.9 million for the nine months ended September 30, 2016 primarily as a result of new loan growth and downgrades and charge offs on several loans that exceeded recoveries during the nine months ended September 30, 2016.
See "—Financial Condition—Nonperforming Assets and Allowance for Loan and Lease Losses" below in this Item 2 for additional information regarding the ALLL.
Noninterest Income
The following table identifies the components of and the percentage changes in noninterest income during the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,			Nine Months Ended September 30,
	Amount	Amount	Percentage Change	Amount	Amount	Percentage Change
	2016	2015	2016 vs. 2015	2016	2015	2016 vs. 2015
	(Dollars in thousands)
Service fees on deposits and other banking services	$279	$230	21.3%	$801	$676	18.5%
Net gain on sale of small business administration loans	—	—	—%	40	—	100.0%
Other noninterest income	775	332	133.4%	1,830	1,384	32.2%
Total noninterest income	$1,054	$562	87.5%	$2,671	$2,060	29.7%
Three Months Ended September 30, 2016 and 2015
Noninterest income increased by $492 thousand, or 87.5%, for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015, primarily as a result of $340 thousand in recoveries during the third quarter of 2016 that exceeded the amount previously charged off against ALLL. The increase in the service fees on deposits and other banking services primarily relates to an increase in the number of commercial business accounts during the three months ended September 30, 2016 as compared to the same period in 2015.
Nine Months Ended September 30, 2016 and 2015
Noninterest income increased $611 thousand, or 29.7%, for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015, primarily as a result of:

•	An increase of $40 thousand in net gain on sale of SBA loans for the nine months ended September 30, 2016 as compared to the same period in 2015;

•	An increase of $395 thousand in recoveries on charged off loans in excess of the amount previously charged off against the ALLL; and

•
An increase in loan servicing and referral fees during the nine months ended September 30, 2016 as compared to the same period in 2015 as a result of an increase in the number of commercial business accounts during the nine months ended September 30, 2016.

Noninterest Expense
The following table sets forth the principal components and the amounts of, and the percentage changes in, noninterest expense during the three and nine months ended September 30, 2016 and 2015.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	2016 vs. 2015	2016	2015	2016 vs. 2015
	Amount	Amount	Percent Change	Amount	Amount	Percent Change
	(Dollars in thousands)
Salaries and employee benefits	$5,727	$5,329	7.5%	$16,920	$16,659	1.6%
Occupancy	794	730	8.8%	2,332	2,143	8.8%
Equipment and depreciation	502	408	23.0%	1,374	1,231	11.6%
Data processing	340	269	26.4%	942	760	23.9%
FDIC expense	229	329	(30.4)%	675	1,021	(33.9)%
Other real estate owned expense, net	—	68	(100.0)%	(70)	229	(130.6)%
Professional fees	1,110	538	106.3%	2,435	1,910	27.5%
Business development	199	225	(11.6)%	543	617	(12.0)%
Loan related expense	152	100	52.0%	264	338	(21.9)%
Insurance	69	87	(20.7)%	221	263	(16.0)%
Other operating expenses (1)	565	469	20.5%	1,499	1,464	2.4%
Total noninterest expense	$9,687	$8,552	13.3%	$27,135	$26,635	1.9%

(1)	Other operating expenses primarily consist of telephone, advertising, director fees, regulatory expenses, and correspondent bank fees.
Three Months Ended September 30, 2016 and 2015
Noninterest expense increased $1.1 million, or 13.3%, for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015, primarily as a result of:

•	An increase of $398 thousand in salaries and employee benefits primarily related to retention bonuses and new hires in the third quarter of 2016; and

•	An increase of $572 thousand in our professional fees primarily related to an increase in accounting and legal fees in the third quarter of 2016.
Nine Months Ended September 30, 2016 and 2015
Noninterest expense increased $500 thousand, or 1.9%, for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015, primarily as a result of:

•	An increase of $525 thousand in our professional fees primarily related to an increase in accounting and legal fees during the nine months ended September 30, 2016;

•
An increase of $261 thousand in salaries and employee benefits primarily related to hiring expenses for our new chief credit officer, retention bonuses and new hires during the nine months ended September 30, 2016; and

•
An increase in various expense accounts related to the normal course of operating, including expenses related to the conversion of some of our branches to loan production offices and our data processing expense; partially offset by

•	A decrease of $346 thousand in our FDIC insurance expense as a result of a decrease in our insurance premium rate; and

•
A decrease of $299 thousand in other real estate owned (“OREO”) as a result of lower carrying costs and other expenses related to OREO during the nine months ended September 30, 2016 as compared to the same period in 2015.

Provision for Income Tax
For the three and nine months ended September 30, 2016, we had income tax expense of $20.4 million and $17.0 million, respectively, as a result of the establishment of a full valuation allowance during the three months ended September 30, 2016 on the balance of our deferred tax asset, which includes current and historical losses that may be used to offset taxes on future profits. Accounting rules specify that management must evaluate the deferred tax asset on a recurring basis to determine whether enough positive evidence exists to determine whether it is more-likely-than-not that the deferred tax asset will be available to offset or reduce future taxes. Negative evidence included the significant losses incurred during the second and third quarters of 2016, an increase in our nonperforming assets from December 31, 2015, and our accumulated deficit. Positive evidence included our forecast of our taxable income, the time period in which we have to utilize our deferred tax asset and the current economic conditions. The tax code allows net operating losses to be carried forward for 20 years from the date of the loss, and while management believes that the Company will be able to realize the deferred tax asset within that period, we are unable to assert the timing as to when that realization will occur. As a result of this conclusion and due to the hierarchy of evidence that the accounting rules specify, a valuation allowance has been recorded as of September 30, 2016 to offset the deferred tax asset.
For the three and nine months ended September 30, 2015, we recorded no income tax provision or benefit as a result of positive and negative evidence that management evaluated. Based on the analysis performed, management chose not to release any portion of the $10.8 million valuation allowance as of September 30, 2015.
Financial Condition
Assets
Our total assets increased by $13 million at September 30, 2016 compared to December 31, 2015. The following table sets forth the composition of our interest earning assets at:

	September 30, 2016	December 31, 2015
	(Dollars in thousands)
Interest-bearing deposits with financial institutions (1)	$128,987	$103,276
Interest-bearing time deposits with financial institutions	3,669	4,665
Federal Reserve Bank of San Francisco and Federal Home Loan Bank Stock, at cost	8,170	8,170
Securities available for sale, at fair value	46,998	52,249
Loans (net of allowances of $16,642 and $12,716, respectively)	855,746	849,733

(1)	Includes interest-earning balances maintained at the FRBSF.
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
The following is a summary of the major components of securities available for sale and a comparison of the amortized cost, estimated fair values and the gross unrealized gains and losses attributable to those securities, as of September 30, 2016 and December 31, 2015:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Securities available for sale at September 30, 2016:
Residential mortgage backed securities issued by U.S. Agencies	$39,993	$204	$(94)	$40,103
Residential collateralized mortgage obligations issued by non agencies	524	—	(14)	510
Asset backed security	2,027	—	(704)	1,323
Mutual funds	5,000	77	(15)	5,062
Total securities available for sale	$47,544	$281	$(827)	$46,998
Securities available for sale at December 31, 2015:
Residential mortgage backed securities issued by U.S. Agencies	$46,126	$4	$(976)	$45,154
Residential collateralized mortgage obligations issued by non agencies	646	—	(14)	632
Asset backed security	2,027	—	(547)	1,480
Mutual funds	5,000	33	(50)	4,983
Total securities available for sale	$53,799	$37	$(1,587)	$52,249
The amortized cost of securities available for sale at September 30, 2016 is shown in the table below by contractual maturities taking into consideration historical prepayments based on the prior twelve months of principal payments. Expected maturities will differ from contractual maturities and historical prepayments, particularly with respect to collateralized mortgage obligations, primarily because prepayment rates are affected by changes in conditions in the interest rate market and, therefore, future prepayment rates may differ from historical prepayment rates.

	September 30, 2016 Maturing in
	One year or less		Over one year through five years		Over five years through ten years		Over ten years		Total
(Dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Securities available for sale:
Residential mortgage-backed securities issued by U.S. Agencies	$7,697	1.44%	$20,122	1.46%	$10,544	1.54%	$1,630	1.72%	$39,993	1.49%
Non-agency collateralized mortgage obligations	—	—%	524	3.28%	—	—	—	—	524	3.28%
Asset backed securities	—	—	—	—	—	—	2,027	3.21%	2,027	3.21%
Mutual funds	—	—	5,000	1.84%	—	—	—	—	5,000	1.84%
Total Securities Available for sale	$7,697	1.44%	$25,646	1.57%	$10,544	1.54%	$3,657	2.55%	$47,544	1.62%

Loans
The following table sets forth the composition, by loan category, of our loan portfolio at September 30, 2016 and December 31, 2015:

	September 30, 2016		December 31, 2015
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial loans	$295,454	33.9%	$347,300	40.3%
Commercial real estate loans – owner occupied	216,284	24.8%	195,554	22.7%
Commercial real estate loans – all other	156,715	18.0%	146,641	17.0%
Residential mortgage loans – multi-family	108,414	12.5%	81,487	9.5%
Residential mortgage loans – single family	36,468	4.2%	52,072	6.0%
Land development loans	16,376	1.9%	10,001	1.2%
Consumer loans	40,832	4.7%	28,663	3.3%
Total loans	870,543	100.0%	861,718	100.0%
Deferred loan origination costs, net	1,845		731
Allowance for loan and lease losses	(16,642)		(12,716)
Loans, net	$855,746		$849,733
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
The following table sets forth the maturity distribution of our loan portfolio (excluding single and multi-family residential mortgage loans and consumer loans) at September 30, 2016:

	September 30, 2016
	One Year or Less	Over One Year Through Five Years	Over Five Years	Total
	(Dollars in thousands)
Real estate loans(1)
Floating rate	$12,023	$61,129	$162,753	$235,905
Fixed rate	9,236	57,976	86,258	153,470
Commercial loans
Floating rate	95,310	65,776	25,580	186,666
Fixed rate	41,038	58,898	8,852	108,788
Total	$157,607	$243,779	$283,443	$684,829

(1)	Does not include mortgage loans on single or multi-family residences or consumer loans, which totaled $144.9 million and $40.8 million, respectively, at September 30, 2016.
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
The following table sets forth information regarding our nonperforming assets, as well as information regarding restructured loans, at September 30, 2016 and December 31, 2015:

	At September 30, 2016	At December 31, 2015
	(Dollars in thousands)
Nonaccrual loans:
Commercial loans	$21,912	$12,284
Commercial real estate	4,501	10,083
Residential real estate	666	1,148
Land development	—	1,618
Consumer	—	—
Total nonaccrual loans	$27,079	$25,133
Loans past due 90 days and still accruing interest:
Total loans past due 90 days and still accruing interest	$—	$—
Other real estate owned (OREO):
Residential real estate	—	650
Total other real estate owned	$—	$650
Total nonperforming assets	$27,079	$25,783
Restructured loans:
Accruing loans	$60	$724
Nonaccruing loans (included in nonaccrual loans above)	9,009	20,070
Total restructured loans	$9,069	$20,794
As the above table indicates, total nonperforming assets increased by approximately $1.3 million, or 5.0%, to $27.1 million as of September 30, 2016 from $25.8 million as of December 31, 2015. The increase in our non-performing loans resulted primarily from $28.7 million moving to nonaccrual status during the nine months ended September 30, 2016 partially offset by $7.6 million in payoffs, including the $4.0 million payoff of one legacy loan that was previously placed on nonaccrual status, pay downs of $2.3 million primarily related to one large loan relationship, and $16.9 million charged-off during the same period. The $28.7 million of loans moving to nonaccrual status, included a $12.5 million participated shared national credit placed on nonaccrual during the first quarter of 2016, for which $7.5 million was charged off during the second quarter of 2016 and the remaining balance was charged off during the third quarter of 2016. See “Overview” above in this Item 2 for additional information about the charge-off of this credit. The decrease in our OREO balance from December 31, 2015 related to the sale of the remaining portion of our OREO property during the first quarter of 2016, which resulted in a gain of $107 thousand during the nine months ended September 30, 2016.
Information Regarding Impaired Loans. At September 30, 2016, loans deemed impaired totaled $27.1 million as compared to $25.9 million at December 31, 2015. We had an average investment in impaired loans of $26.8 million and $28.7 million, respectively, for the three and nine months ended September 30, 2016 as compared to $29.0 million and $30.0 million, respectively, for the three and nine months ended September 30, 2015. The interest that would have been earned during the three and nine months ended September 30, 2016 had the nonaccruing impaired loans remained current in accordance with their original terms was approximately $52 thousand and $827 thousand, respectively.

The following table sets forth the amount of impaired loans to which a portion of the ALLL has been specifically allocated, and the aggregate amount so allocated, in accordance with Accounting Standards Codification (“ASC”) 310-10, and the amount of the ALLL and the amount of impaired loans for which no such allocations were made, in each case at September 30, 2016 and December 31, 2015:

	September 30, 2016			December 31, 2015
	Loans	Reserves for Loan Losses	% of Reserves to Loans	Loans	Reserves for Loan Losses	% of Reserves to Loans
	(Dollars in thousands)
Impaired loans with specific reserves	$7,769	$2,301	29.6%	$1,621	$484	29.9%
Impaired loans without specific reserves	19,370	—	—	24,236	—	—
Total impaired loans	$27,139	$2,301	8.5%	$25,857	$484	1.9%
The $1.3 million increase in impaired loans to $27.1 million at September 30, 2016 from $25.9 million at December 31, 2015 was primarily attributable to additions of $30.0 million to impaired loans during the nine months ended September 30, 2016 partially offset by $11.8 million in principal payments and $16.9 million charged-off during the same period. Of these amounts, a $12.5 million participated shared national credit was placed on nonaccrual during the first quarter of 2016, for which $7.5 million was charged off during the second quarter of 2016 and the remaining balance was charged off during the third quarter of 2016. See “Overview” above in this Item 2 for additional information about the charge-off of this credit. Accruing restructured loans were comprised of a number of loans performing in accordance with modified terms, which included lowering of interest rates, deferral of payments, or modifications to payment terms. Based on an internal analysis, using the current estimated fair values of the collateral or the discounted present values of the future estimated cash flows of the impaired loans, we concluded that, at September 30, 2016, $2.3 million of specific reserves were required on three impaired loans and that all remaining impaired loans were well secured and adequately collateralized with no specific reserves required.
Allowance for Loan and Lease Losses. The ALLL totaled $16.6 million, representing 1.91% of loans outstanding, at September 30, 2016, as compared to $12.7 million, or 1.48% of loans outstanding, at December 31, 2015.
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
Set forth below is information regarding loan balances and the related ALLL, by portfolio type, for the nine months ended September 30, 2016 and 2015.

(Dollars in thousands)	Commercial	Real Estate	Land Development	Consumer and Single Family Mortgages	Total
ALLL for the nine months ended September 30, 2016:
Balance at beginning of year	$6,639	$5,109	$282	$686	$12,716
Charge offs	(16,356)	(1,119)	—	540	(16,935)
Recoveries	979	1	—	11	991
Provision	21,019	(574)	26	(601)	19,870
Balance at end of year	$12,281	$3,417	$308	$636	$16,642
Allowance for loan and lease losses as a percentage of average total loans					1.96%
Allowance for loan and lease losses as a percentage of total outstanding loans					1.91%
Ratio of net charge-offs to average loans outstanding (annualized)					3.78%
ALLL for the nine months ended September 30, 2015:
Balance at beginning of year	$7,670	$5,133	$296	$734	$13,833
Charge offs	(2,643)	—	(85)	(199)	(2,927)
Recoveries	1,364	3	—	6	1,373
Provision	(102)	(571)	(131)	804	—
Balance at end of year	$6,289	$4,565	$80	$1,345	$12,279
Allowance for loan and lease losses as a percentage of average total loans					1.49%
Allowance for loan and lease losses as a percentage of total outstanding loans					1.48%
Ratio of net charge-offs to average loans outstanding (annualized)					0.38%
The ALLL increased $4.4 million from September 30, 2015 to September 30, 2016 primarily as a result of new loan growth and charge offs exceeding recoveries during that same period.
We classify our loan portfolios using asset quality ratings. The credit quality table in Note 5, Loans and Allowance for Loan and Lease Losses above in Item 1, provides a summary of loans by portfolio type and asset quality ratings as of September 30, 2016 and December 31, 2015. Loans totaled approximately $870.5 million at September 30, 2016, an increase of $8.8 million from $861.7 million at December 31, 2015. The disaggregation of the loan portfolio by risk rating in the credit quality table located in Note 5 reflects the following changes that occurred between December 31, 2015 and September 30, 2016:

•
Loans rated "Pass" totaled $796.4 million, a decrease of $19.9 million from $816.3 million at December 31, 2015. The decrease was primarily attributable to downgrades to "Special Mention", "Substandard" and

"Doubtful" of $7.3 million, $40.1 million and $3.6 million, respectively, and paydowns of principal payments, partially offset by $6.4 million upgraded from "Special Mention" and new loan growth.

•
Loans rated "Special Mention" totaled $7.5 million, a decrease of $7.7 million from $15.3 million at December 31, 2015. The decrease was primarily the result of $7.4 million in downgrades to "Substandard", $6.4 million upgraded to "Pass", and payoffs and principal payments, partially offset by $7.3 million downgraded from "Pass".

•
Loans rated "Substandard" totaled $63.1 million, an increase of $32.9 million from $30.2 million at December 31, 2015. This increase was primarily the result of $40.1 million downgraded from "Pass" and $8.4 million downgraded from "Special Mention", partially offset by principal payments of $2.4 million, payoffs of $10.8 million and $2.4 million of loans charged off.

•	Loans rated "Doubtful" totaled $3.6 million, an increase of $3.6 million from $0 at December 31, 2015. This increase was the result of two commercial loan relationships downgraded from "Pass."
Our loss migration analysis currently utilizes a series of twelve staggered 16-quarter migration periods, which was increased during the second quarter of 2015 from four staggered 16-quarter migration periods in order to broaden the loss experience incorporated into the analysis. As a result, for purposes of determining applicable loss factors at September 30, 2016, our migration analysis covered the period from December 1, 2010 to September 30, 2016. We believe this was consistent with and reasonably reflects current economic conditions, portfolio trends and the risks that were inherent in our loan portfolio at September 30, 2016.
The table below sets forth loan delinquencies, by quarter, for the five preceding quarters ended September 30, 2016.

	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015
Loans Delinquent:	(Dollars in thousands)
90 days or more:
Commercial loans	$8,663	$6,910	$8,193	$8,766	$10,383
Commercial real estate	1,011	6,076	6,229	6,004	2,579
Residential mortgages	—	—	535	535	535
Land development loans	—	1,140	1,595	1,618	1,640
	9,674	14,126	16,552	16,923	15,137
30-89 days:
Commercial loans	6,287	3,215	28,781	3,018	5,346
Commercial real estate	1,034	—	247	316	1,255
Residential mortgages	62	2,364	—	—	—
Land development loans	—	—	—	—	—
Consumer loans	—	115	250	—	—
	7,383	5,694	29,278	3,334	6,601
Total Past Due(1):	$17,057	$19,820	$45,830	$20,257	$21,738

(1)	Past due balances include nonaccrual loans.
As the above table indicates, total past due loans decreased by $3.2 million, to $17.1 million at September 30, 2016 from $20.3 million at December 31, 2015. Loans past due 90 days or more decreased by $7.2 million, to $9.7 million at September 30, 2016, from $16.9 million at December 31, 2015.
Loans 30-89 days past due increased by $4.0 million to $7.4 million at September 30, 2016 from $3.3 million at December 31, 2015 primarily attributable to additions of $6.3 million in delinquent loans and $1.0 million moving from 90 days or more past due to 30-89 days past due, partially offset by payoffs of $2.3 million and loans brought current of $1.0 million. The $6.3 million of new delinquent loans primarily relate to loans that have matured and are in process of renewal or being paid off.
Deposits
Average Balances of and Average Interest Rates Paid on Deposits
Set forth below are the average amounts of, and the average rates paid on, deposits for the nine months ended September 30, 2016 and year ended December 31, 2015:

	Nine Months Ended September 30, 2016		Year Ended December 31, 2015
	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)
Noninterest bearing demand deposits	$290,830	—	$237,371	—
Interest-bearing checking accounts	54,993	0.26%	40,916	0.23%
Money market and savings deposits	324,222	0.61%	300,088	0.57%
Time deposits(1)	264,457	0.97%	308,529	0.90%
Total deposits	$934,502	0.50%	$886,904	0.51%

(1)	Comprised of time certificates of deposit in denominations of less than and more than $100,000.
Deposit Totals
Deposits totaled $950.2 million at September 30, 2016 as compared to $893.8 million at December 31, 2015. The following table provides information regarding the mix of our deposits at September 30, 2016 and December 31, 2015:

	At September 30, 2016		At December 31, 2015
	Amounts	% of Total Deposits	Amounts	% of Total Deposits
	(Dollars in thousands)
Deposits
Noninterest bearing demand deposits	$284,709	30.1%	$249,676	27.9%
Savings and other interest-bearing transaction deposits	401,051	42.2%	363,838	40.7%
Time deposits(1)	264,406	27.8%	280,326	31.4%
Total deposits	$950,166	100.0%	$893,840	100.0%

(1)	Comprised of time certificates of deposit in denominations of less than and more than $100,000.
Certificates of deposit in denominations of $100,000 or more, on which we pay higher rates of interest than on other deposits, aggregated $233.7 million, or 24.6%, of total deposits at September 30, 2016, as compared to $245.2 million, or 27.4%, of total deposits at December 31, 2015. This decrease was due to our decision to decrease our reliance on certificates of deposit.
Set forth below is a maturity schedule of domestic time certificates of deposit outstanding at September 30, 2016 and December 31, 2015:

	September 30, 2016		December 31, 2015
Maturities	Certificates of Deposit Under $ 100,000	Certificates of Deposit $100,000 or more	Certificates of Deposit Under $100,000	Certificates of Deposit $100,000 or more
	(Dollars in thousands)
Three months or less	$6,412	$50,279	$13,419	$109,179
Over three and through six months	9,643	69,613	5,453	31,336
Over six and through twelve months	9,886	73,406	12,286	83,252
Over twelve months	4,764	40,403	3,957	21,444
Total	$30,705	$233,701	$35,115	$245,211

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
Our liquid assets, which included cash and due from banks, federal funds sold, interest earning deposits that we maintain with financial institutions and unpledged securities available for sale (excluding FRBSF and FHLB stock) totaled $174.8 million, which represented 16% of total assets, at September 30, 2016. We believe that our cash and cash equivalent resources, together with available borrowings under our credit facilities, will be sufficient to meet normal operating requirements for at least the next twelve months, including to enable us to meet any increase in deposit withdrawals that might occur in the foreseeable future.
Cash Flow Provided by Operating Activities. During the nine months ended September 30, 2016, operating activities provided net cash of $2.3 million, attributable to non-cash adjustments to our net loss, which primarily related to the provision for loan and lease losses and the valuation allowance established on our deferred tax asset during the nine months ended September 30, 2016. During the nine months ended September 30, 2015, operating activities provided net cash of $1.7 million, primarily attributable to our net income of $375 thousand and adjusting for our $1.0 million of stock based compensation expense.
Cash Flow (Used in) Provided by Investing Activities. During the nine months ended September 30, 2016, investing activities used net cash of $18.5 million, primarily attributable to $25.7 million used to fund an increase in loans, partially offset by $6.0 million of cash from maturities of and principal payments on securities available for sale and proceeds of $757 thousand from the sale of OREO. During the nine months ended September 30, 2015, investing activities provided net cash of $15.4 million, primarily comprised of $6.5 million of cash from maturities and principal payments on securities available for sale, $2.1 million of cash from principal payments on other investments and $7.6 million provided by paydowns in loans.
Cash Flow Provided by (Used in) Financing Activities. During the nine months ended September 30, 2016, financing activities provided net cash of $46.8 million, consisting of a $56.3 million increase in our deposits, which was primarily the result of new client acquisition, partially offset by a $10.0 million decrease in borrowings. During the nine months ended September 30, 2015, financing activities used net cash of $17.5 million, consisting primarily of a $29.5 million decrease in borrowings and a $14.0 million net decrease in interest bearing deposits, which resulted primarily from a decision to decrease the rates of interest we pay on our certificates of deposit in order to increase our loan-to-deposit ratio and decrease our cost of funds, partially offset by an increase in our noninterest bearing deposits of $25.0 million.
Ratio of Loans to Deposits. The relationship between gross loans and total deposits can provide a useful measure of a bank’s liquidity. Since repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loan-to-deposit ratio the less liquid are our assets. On the other hand, since we realize greater yields on loans than we do on investments, a lower loan-to-deposit ratio can adversely affect interest income and earnings. As a result, our goal is to achieve a loan-to-deposit ratio that appropriately balances the requirements of liquidity and the need to generate a fair return on our assets. At September 30, 2016 and December 31, 2015, the loan-to-deposit ratio was 92% and 96%, respectively.
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
The following table sets forth the capital and capital ratios of the Company (on a consolidated basis) and the Bank (on a stand-alone basis) at September 30, 2016, as compared to the respective regulatory requirements applicable to them.

			Applicable Federal Regulatory Requirement
			For Capital Adequacy Purposes		To be Categorized As Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total Capital to Risk Weighted Assets:
Company	$129,723	13.6%	$76,153	At least 8.0	N/A	N/A
Bank	112,015	12.0%	74,494	At least 8.0	$93,118	At least 10.0
Common Equity Tier 1 Capital to Risk Weighted Assets:
Company	$100,730	10.6%	$42,836	At least 4.5	N/A	N/A
Bank	100,278	10.8%	41,903	At least 4.5	$60,526	At least 6.5
Tier 1 Capital to Risk Weighted Assets:
Company	$117,730	12.4%	$57,115	At least 6.0	N/A	N/A
Bank	100,278	10.8%	55,871	At least 6.0	$74,494	At least 8.0
Tier 1 Capital to Average Assets:
Company	$117,730	10.3%	$45,567	At least 4.0	N/A	N/A
Bank	100,278	8.9%	44,917	At least 4.0	$56,146	At least 5.0
In early July 2013, the Federal Reserve Board and the FDIC issued final rules implementing the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act changes.  The rules revise minimum capital requirements and adjust prompt correct action thresholds.  The final rules revise the regulatory capital elements, add a new common equity Tier 1 capital ratio, increase the minimum Tier 1 capital ratio requirement, and implement a new capital conservation buffer.  The rules also permit certain banking organizations to retain, through a one-time election, the existing treatment for accumulated other comprehensive income.  The final rules took effect for community banks on January 1, 2015, subject to a transition period for certain parts of the rules.  At September 30, 2016 the Bank (on a stand-alone basis) continued to qualify as a well-capitalized institution, and the Company continued to exceed the minimum required capital ratios applicable to it, under the capital adequacy guidelines described above.
The consolidated total capital and Tier 1 capital of the Company at September 30, 2016 includes an aggregate of $17.0 million principal amount of the $17.5 million of 30-year junior subordinated debentures that we issued in 2002 and 2004 (the “Debentures”). See “—Contractual Obligations—Junior Subordinated Debentures” below for additional information. We contributed the net proceeds from the sales of the Debentures to the Bank, thereby providing it with additional cash to fund the growth of its banking operations and, at the same time, to increase its total capital and Tier 1 capital. As of September 30, 2016, we were current on all interest payments.
Dividend Policy and Share Repurchase Programs.
It is, and since the beginning of 2009 it has been, the policy of the Boards of Directors of the Company and the Bank to preserve cash to enhance our capital positions and the Bank's liquidity. Accordingly, we do not expect to pay dividends or make share repurchases for the foreseeable future.
The principal source of cash available to a bank holding company consists of cash dividends from its bank subsidiaries. There are currently several restrictions on the Bank’s ability to pay us cash dividends. Government regulations, including the laws of the State of California, as they pertain to the payment of cash dividends by California state chartered banks, limits the amount of funds that the Bank is permitted to dividend to us. Further, Section 23(a) of the Federal Reserve Act limits the amounts that a bank may loan to its bank holding company to an aggregate of no more than 10% of the bank subsidiary’s capital surplus and retained earnings and requires that such loans be secured by specified assets of the bank holding company. While restrictions on the payment of dividends from the Bank to us exist, there are no restrictions on the dividends that PMAR may pay us. PMAR has approximately $15.6 million in assets and could provide us with additional cash if required. In addition, we currently have sufficient cash on hand to meet our cash obligations. As a result, we do not expect that these restrictions will impact our ability to meet our cash obligations.

Off Balance Sheet Arrangements
Loan Commitments and Standby Letters of Credit. To meet the financing needs of our customers in the normal course of business, we are a party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit and standby letters of credit. At September 30, 2016 and December 31, 2015, we were committed to fund certain loans including letters of credit amounting to approximately $297 million and $193 million, respectively.
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
Contractual Obligations
Borrowings. As of September 30, 2016, we had $0.0 million of outstanding borrowings that we had obtained from the FHLB. At September 30, 2016, $591 million of loans were pledged to support our unfunded borrowing capacity. At September 30, 2016, we had unused borrowing capacity of $292 million with the FHLB.
The highest amount of borrowings outstanding at any month-end during the nine months ended September 30, 2016 was $10 million, which consisted of borrowings from the FHLB. By comparison, the highest amount of borrowings outstanding at any month end in 2015 consisted of $39.5 million of borrowings from the FHLB.
Junior Subordinated Debentures. Pursuant to rulings of the Federal Reserve Board, bank holding companies were permitted to issue long term subordinated debt instruments that, subject to certain conditions, would qualify as and, therefore, augment capital for regulatory purposes. At September 30, 2016, we had outstanding approximately $17.5 million principal amount of Debentures, of which $17.0 million qualified as additional Tier 1 capital for regulatory purposes as of September 30, 2016.
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
These Debentures require quarterly interest payments, which are used to make quarterly distributions required to be paid on the corresponding trust preferred securities. Subject to certain conditions, we have the right, at our discretion, to defer those interest payments, and the corresponding distributions on the trust preferred securities, for up to five years. Exercise of this deferral right does not constitute a default of our obligations to pay the interest on the Debentures or the corresponding distributions that are payable on the trust preferred securities. As of September 30, 2016, we were current on all interest payments.

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
Under our credit risk management structure, each loan is assigned an internal asset quality rating that is based on defined credit standards. While the criteria may vary by product, each rating focuses on the borrower’s inherent operating risks, the quality of management, historical financial performance, financial capacity, the stability of profits and cash flow, and the adequacy of the secondary repayment sources. Asset quality ratings for each loan are monitored and reassessed on an ongoing basis. If necessary, ratings are adjusted to reflect changes in the client's financial condition, cash flow, financial position, or the absence of current financial information. During the third quarter of 2016, our Credit Administration, along with three independent loan review firms, completed a comprehensive review of our commercial and commercial real estate loan portfolio. This review culminated in the downgrading of approximately $48 million in credits, of which $38 million were classified credits. Approximately 86% of these credit downgrades involved loans that were performing. We also completed a re–organization and centralization of our loan portfolio monitoring function at the end of the third quarter of 2016, which we believe will improve our loan portfolio monitoring capabilities in future periods. Refer to “Financial Condition — Allowance for Loan and Lease Losses” above in this Item 2 for further detail regarding our internal asset quality ratings.
The Bank recognizes that substantial risks are posed by concentrations of credit assets. As such, it seeks to maintain a diversified loan portfolio by limiting exposures by loan structure, business type or purpose, collateral type, and perceived asset quality. Credit management defines areas of concentration, recommends appropriate thresholds to the Board of Directors and takes action if needed to manage potential risk where asset concentrations exist.

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
We measure interest rate risk and the effect of changes in market interest rates using a net interest income simulation analysis. The analysis incorporates our balance sheet as of September 30, 2016 and assumptions that reflect the current interest rate environment. The analysis estimates the interest rate impact of a parallel increase in interest rates over a twelve-month horizon.
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
The estimated changes in net interest income for a twelve-month period based on changes in the interest rates applied as of September 30, 2016 were as follows:

Change in Market Interest Rates (basis points)	Amount ($)	Percent (%)
	(in thousands)
+200	$5,764	15.7%
+100	2,854	7.8%
-100	(3,350)	(9.1)%
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
The estimated changes in EVE based on interest rates applied as of September 30, 2016 were as follows:

Change in Market Interest Rates (basis points)	Amount ($)	Percent (%)
	(in thousands)
+200	$34,919	27.9%
+100	18,258	14.6%
-100	(7,786)	(6.2)%

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
There have been no significant changes during the nine months ended September 30, 2016 to the items that we disclosed as our critical accounting policies and estimates in Critical Accounting Policies within Management's Discussion and Analysis of Financial Condition and Results of Operations included in our 2015 Form 10-K.

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
As required by SEC rules, an evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness, as of September 30, 2016, of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2016, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
We are subject to legal actions that arise from time to time in the ordinary course of our business. Currently, neither we nor any of our subsidiaries is a party to, and none of our or our subsidiaries' property is the subject of, any material legal proceeding.

ITEM 1A. RISK FACTORS
In addition to other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our 2015 Form 10-K, which could materially impact our business, financial condition or future results. Risks disclosed in our 2015 Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may materially adversely impact our business, financial condition or operating results. There have been no material changes in our assessment of our risk factors from those set forth in our 2015 Form 10-K except for the risk factors updated or added below.
We may be required to increase our ALLL which would adversely affect our financial performance in the future.
On a quarterly basis we evaluate and conduct an analysis to determine the probable and estimable losses inherent in our loan portfolio. However, this evaluation requires us to make a number of estimates and judgments regarding the financial condition and creditworthiness of a significant number of our borrowers, the sufficiency of the collateral securing our loans, including the fair value of the properties collateralizing our outstanding loans, which may depreciate over time, be difficult to appraise and fluctuate in value, and economic trends that could affect the ability of borrowers to meet their payment obligations to us. Based on those estimates and judgments, we make determinations, which are necessarily subjective, with respect to (i) the adequacy of our ALLL to provide for write-downs in the carrying values and charge-offs of loans that may be required in the future and (ii) the need to increase the ALLL by means of a charge to income (commonly referred to as the provision for loan and lease losses). If those estimates or judgments prove to have been incorrect due to circumstances outside our control, the ineffectiveness of our credit administration or for other reasons or the Bank’s regulators come to a different conclusion regarding the adequacy of the Bank’s ALLL, we would have to increase the provisions we make for loan losses, which would reduce our income or could cause us to incur operating losses in the future. Moreover, additions to the allowance may be necessary based on changes in economic and real estate market conditions, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control. These additions may require increased provision expense which would negatively impact our results of operations.
Government regulations may impair our operations, restrict our growth or increase our operating costs.
We are subject to extensive supervision, examination, and regulation by federal and state bank regulatory agencies, including the Board of Governors of the Federal Reserve System (“FRB”) and the Federal Reserve Bank of San Francisco under delegated authority from the FRB, and the California Department of Business Oversight (“CDBO”). The primary objective of these agencies is to protect bank depositors and other customers and consumers and not shareholders, whose respective interests often differ. Congress and these federal and state regulators continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations, or regulatory policies, including changes in interpretation or implementation of statutes, regulations, or policies, could affect the Company in substantial and unpredictable ways. If, as a result of an examination, the CDBO or the Federal Reserve should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the Bank’s operations are unsatisfactory or that the Bank or its management is violating or has violated any law or regulation, the CDBO and the Federal Reserve, and separately the FDIC as insurer of the Bank’s deposits, have residual authority to, among other things, require affirmative action to correct any conditions resulting from any violation or practice and to impose restrictions that they believe are needed to protect depositors and customers of banking organizations. Any such restrictions, if imposed, could adversely affect our ability to expand our business, result in increases in our costs of doing business or hinder our ability to compete with less regulated financial services companies. In addition, due to the complex and technical nature of many of the government regulations to which banking organizations are subject, inadvertent violations of those regulations may and sometimes do occur. In such an event, we would be required to correct or implement measures to prevent a recurrence of such violations. If more serious violations were to occur, the regulatory agencies could limit our activities or growth or fine us, or ultimately put us out of business in the event we were to encounter severe liquidity problems or a significant erosion of our capital below the minimum amounts required under applicable bank regulatory guidelines or if we engage in unsafe or unsound practices that could lead to termination of our deposit insurance or banking charter.

Premiums for federal deposit insurance may increase in the future.
The Dodd-Frank Act broadens the base for FDIC insurance assessments. The FDIC insures deposits at FDIC-insured financial institutions, including the Bank. The FDIC charges insured financial institutions premiums to maintain the DIF at a specific level. In addition, the Dodd-Frank Act increased the minimum target DIF ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits and the FDIC must seek to achieve the 1.35% ratio by September 30, 2020. The FDIC has issued regulations to implement these provisions of the Dodd-Frank Act, and although it recently reduced deposit insurance premiums for the overwhelming majority of banks whose assets are less than $10 billion, it has, in addition, established a higher reserve ratio of 2% as a long-term goal beyond what is required by statute, although there is no implementation deadline for the 2% ratio. The FDIC may increase the assessment rates or impose additional special assessments in the future to keep the DIF at the statutory target level. The Bank’s FDIC insurance premiums increased substantially beginning in 2009, and have returned to more normal levels with the improved condition of the Bank. Any increase in our FDIC premiums could have a materially adverse effect on the Bank’s financial condition and results of operations.
Our underwriting practices may not protect us against losses in our loan portfolio.
We maintain a comprehensive credit policy that includes specific underwriting guidelines as well as standards for loan origination and reporting as well as portfolio management. Our underwriting guidelines outline specific standards and risk management criteria for each lending product offered. We seek to mitigate the risks inherent in our loan portfolio by adhering to these specific underwriting guidelines. Although we believe that our underwriting criteria are, and historically have been, appropriate for the various kinds of loans we make, we have incurred losses on loans that have met these criteria, and may continue to experience higher than expected losses depending on economic factors and consumer behavior. Our ability to assess the creditworthiness of our customers may be impaired if the models and approaches we use to select, manage, and underwrite our customers become less predictive of future behaviors. Further, we may have higher credit risk, or experience higher credit losses, to the extent our loans are concentrated by loan type, industry segment, borrower type, or location of the borrower or collateral.
We have a significant deferred tax asset that may or may not be fully realized.
We have a significant deferred tax asset. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between the carrying amounts and the tax basis of assets and liabilities computed using enacted tax rates. We periodically assess available positive and negative evidence to determine whether it is more likely than not that our net deferred tax asset will be realized. Realization of a deferred tax asset requires us to apply significant judgment and is inherently speculative because it requires estimates that cannot be made with certainty. If we determine that it is more likely than not that we will not be able to utilize our deferred tax asset to offset or reduce future taxes, we are required under generally accepted accounting principles to establish a full or partial valuation allowance. For example, at September 30, 2016, based on available information that included consideration of the significant losses incurred during the second and third quarters of 2016, an increase in our nonperforming assets from December 31, 2015, and our accumulated deficit, we recorded a valuation allowance to offset in full the value of our deferred tax asset as of September 30, 2016. This determination, and any future determination that a valuation allowance is necessary, requires us to incur a charge to operations that has had, and in the future could have, a material impact on our financial condition, results of operations and regulatory capital condition. In addition, certain of our deferred tax assets, including our tax credit carryforwards and net operating loss carryforwards, are subject to expiration if we are unable to utilize them during their respective terms. We cannot assure you that we will be able to fully realize our deferred tax asset.

ITEM 6. EXHIBITS
(a) Exhibits
The Index to Exhibits attached hereto is incorporated by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 4, 2016.

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