Form 10-K
period 2016-12-31
PACIFIC MERCANTILE BANCORP
filed 2017-03-10
CIK 1109546

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Securities Exchange Act Rule 12b-2). Yes  ☐    No  ☒
The aggregate market value of voting shares held by non-affiliates of registrant as of the last business day of the registrant's most recently completed second fiscal quarter, which was determined on the basis of the closing price of registrant’s shares of common stock on June 30, 2016, was approximately $107,052,472.
As of March 8, 2017, there were 23,166,809 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Except as otherwise stated therein, Part III of the Form 10-K is incorporated by reference from the Registrant’s Definitive Proxy Statement which is expected to be filed with the Commission on or before May 1, 2017 for its 2017 Annual Meeting of Shareholders.

PACIFIC MERCANTILE BANCORP
ANNUAL REPORT ON FORM 10K
FOR THE YEAR ENDED DECEMBER 31, 2016

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
In addition to the risk of incurring loan losses, which is an inherent risk of the banking business, these risks and uncertainties include, but are not limited to, the following: the risk that the economic recovery in the United States, which is improving but still relatively fragile, will be adversely affected by domestic or international economic conditions, which could cause us to incur additional loan losses and adversely affect our results of operations in the future; the risk that our interest margins and, therefore, our net interest income will be adversely affected by changes in prevailing interest rates; the risk that we will not succeed in further reducing our remaining nonperforming assets, in which event we would face the prospect of further loan charge-offs and write-downs of assets; the risk that we will not be able to manage our interest rate risks effectively, in which event our operating results could be harmed; the prospect of changes in government regulation of banking and other financial services organizations, which could impact our costs of doing business and our ability to take advantage of business and growth opportunities; the risk that our efforts to develop a robust commercial banking platform may not succeed; and the risk that we may be unable to realize our expected level of increasing deposit inflows. See Item 1A “Risk Factors” in this Report for additional information regarding these and other risks and uncertainties to which our business is subject.
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
We will continue to focus our services and offer products primarily to small to mid-size businesses and professional firms in order to achieve internal growth of our banking franchise. We believe this focus will enable us to grow our loan portfolio and other earning assets and increase our core deposits (consisting of non-interest bearing demand, and lower cost savings and money market deposits), with a goal to increase our net interest margin and improve our profitability. We also believe that, with our technology systems in place, we have the capability to significantly increase the volume of banking transactions without having to incur the cost or disruption of a major computer enhancement program.
Following our transition to a commercial banking model, it has become clear that our current client base is well served through our treasury management tools and rarely makes use of full-service branches. We reduced the size of several branches during 2016 and redeployed the cost savings to expand our business development team and more actively promote our online banking. We will continue to explore opportunities to reduce the size of our branches and redeploy cost savings. As we add more relationship managers, we believe we can better penetrate our core markets and accelerate the growth of our commercial customer base.
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
The following table sets forth information regarding the composition, by type of deposits, maintained by our customers during the year ended and as of December 31, 2016:

	Year-to-Date Average Balance December 31, 2016	Balance at December 31, 2016
	(Dollars in thousands)
Type of Deposit
Noninterest-bearing checking accounts(1)	$299,447	$332,573
Interest-bearing checking accounts	60,024	75,366
Money market and savings deposits	327,401	335,453
Certificates of deposit(2)	263,569	257,908
Totals	$950,441	$1,001,300

(1)
Excludes noninterest bearing deposits maintained at the Bank by the Company with an annual average balance of $10.7 million for the year ended December 31, 2016 and a balance of $8.4 million at December 31, 2016. Excludes noninterest bearing deposits maintained at the Bank by PMAR with an annual average balance of $1.4 million for the year ended December 31, 2016 and a balance of $1.7 million at December 31, 2016.

(2)
Comprised of time certificates of deposit in varying denominations under and over $100,000. Excludes certificates of deposit maintained by the Company at the Bank with an average balance of $250,000 for the year ended December 31, 2016 and a balance at December 31, 2016 of $250,000. Excludes certificates of deposit maintained by PMAR at the Bank with an average balance of $102,000 for the year ended December 31, 2016 and a balance at December 31, 2016 of $102,000.

Loan Products
We offer our customers a number of different loan products, including commercial loans and credit lines, accounts receivable and inventory financing, SBA guaranteed business loans, and owner-occupied commercial real estate loans. The following table sets forth the types and the amounts of our loans that were outstanding as of December 31, 2016:

	At December 31, 2016
	Amount	Percent of Total
	(Dollars in thousands)
Commercial loans	$333,376	35.2%
Commercial real estate loans – owner occupied	214,420	22.7%
Commercial real estate loans – all other	173,223	18.3%
Residential mortgage loans – multi-family	130,930	13.8%
Residential mortgage loans – single family(1)	34,527	3.6%
Land development loans	18,485	2.0%
Consumer loans	41,563	4.4%
Gross loans	$946,524	100.0%

(1)	These loans originated prior to March 2014 and our subsequent exit from the mortgage business and are retained in our loan portfolio as a loan diversification strategy.

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
We also offer asset-based lending products made to businesses that are growing rapidly, but cannot internally fund their growth without borrowings. These loans are collateralized by a security interest in all business assets with specific advance rates made against the borrower's accounts receivable and inventory. We control our risk by monitoring borrower cash flow, financial performance and accounts receivable and inventory reports. In 2016, we centralized our loan monitoring function as a means to achieve improved portfolio risk monitoring of substantially all commercial loans, including asset-based loans.
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
Business Banking Services
We offer an array of banking and financial services designed to support the needs of our business banking clients. Those services include:

•	Our online business banking portal allows our clients to conduct online transactions and access account information; features include the ability to:

◦	View account balances and activity, including statements

◦	Transfer funds between accounts

◦	Access wires, ACH and bill pay capabilities

◦	View check images

◦	Setup account alerts

◦	Prepare customizable reports and dashboards views

◦	Download activity into Intuit QuickBooks and Quicken

•	Our mobile banking platform allows our clients to conduct transactions and access account information from their mobile device; features include the ability to:

◦	View available balances, transactions and transaction details

◦	Create one time balance transfers

◦	Create bill payments for existing payees

◦	Schedule future dated bill payments

◦	Cancel scheduled bill payments

◦	View recent payments

◦	Approve wires, ACH, and balance transfer transactions

◦	Deposit checks

◦	Find bank locations

•	Collection services such as remote deposit capture services (PMB xPress Deposit), remittance payments (Lockbox), and incoming ACH and wire reporting and notification.

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

Internet Security Measures
We maintain electronic and procedural safeguards that comply with federal regulations to guard nonpublic personal information. We regularly assess and update our systems to improve our technology for protecting information. Our security measures include:

•	Transport Layer Security;

•	digital certificates;

•	multi-factor authentication;

•	data loss prevention systems;

•	anti-virus, anti-malware, and patch management systems;

•	intrusion detection/prevention systems;

•	vulnerability management systems; and

•	firewall protection.
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
Competitive Conditions in Online Banking
There are a number of banks that offer services exclusively over the internet, such as E*TRADE Bank, and other banks, such as Bank of America and Wells Fargo Bank, that market their internet banking services to their customers nationwide. We believe that only the larger of the commercial banks with which we compete offer the comprehensive set of online banking tools and services that we offer to our customers. However, an increasing number of community banks offer internet banking services to their customers by relying on third party vendors to provide the functionality they need to provide such services. Additionally, many of the larger banks have greater market presence and greater financial resources to market their internet banking services than do we. Moreover, new competitors (including non-bank fintech start-ups) and other competitive factors have emerged over the past few years as part of the rapid development of internet commerce. We believe that these findings support our strategic decision, made at the outset of our business, to offer customers the benefits of both traditional and online banking services. However, recent utilization trends show that our clients largely favor online banking services over traditional branch services. Thus we have reduced and expect to continue to reduce the size of our branches and are redeploying the cost savings to expand our business development team and are more actively promote our online banking. We believe that this strategy has been an important factor in our recent growth in core deposits and will contribute to our growth in the future. See “BUSINESS — Our Business Strategy” earlier in this Item 1 of this Report.
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
Legislation Generally. From time to time, federal and state legislation is enacted which can affect our operations and our operating results by materially changing the costs of doing business, limiting or expanding the activities in which banks and other financial institutions may engage, or altering the competitive balance between banks and other financial services providers.
Economic Conditions and Recent Legislation and Other Government Actions.
The last economic recession, which is reported to have begun at the end of 2007 and ended in the middle of 2009, created wide ranging consequences and difficulties for the banking and financial services industry, in particular, and the economy in general. The recession led to significant write-downs of the assets and an erosion of the capital of a large number of banks and other lending and financial institutions which, in turn, significantly and adversely affected the operating results of banking and other financial institutions and led to steep declines in their stock prices. In addition, bank regulatory agencies have been very aggressive in responding to concerns and trends identified in their bank examinations, which has resulted in the increased issuance of enforcement orders requiring banks to take actions to address credit quality, liquidity and risk management and capital adequacy, as well as other safety and soundness concerns. All of these conditions, moreover, led the U.S. Congress, the U.S. Treasury Department and the federal banking regulators, including the FDIC, to take broad actions, to address systemic risks and volatility in the U.S. banking system. A description of some of the regulatory and other actions taken, and their impact on the Company, are described below under “Supervision and Regulation.”

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
As a bank holding company, we also are required to obtain the prior approval of the Federal Reserve Board for the acquisition of more than 5% of the outstanding shares of any class of voting securities, or of substantially all of the assets, by merger with or purchase of (i) any bank or other bank holding company and (ii) any other entities engaged in banking-related businesses or that provide banking-related services.
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
Additionally, the Federal Reserve Board may require any bank holding company to terminate an activity or terminate control of, or liquidate or divest itself of, any subsidiary or affiliated company that the Federal Reserve Board determines constitutes a significant risk to the financial safety, soundness or stability of the bank holding company or any of its banking subsidiaries. The Federal Reserve Board also has the authority to regulate aspects of a bank holding company’s debt. Subject to certain exceptions, bank holding companies also are required to file written notice and obtain approval from the Federal Reserve Board prior to purchasing or redeeming their common stock or other equity securities. A bank holding company and its non-banking subsidiaries also are prohibited from implementing so-called tying arrangements whereby customers may be required to use or purchase services or products from the bank holding company or any of its non-bank subsidiaries in order to obtain a loan or other services from any of the holding company’s subsidiary banks.
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
Various requirements and restrictions under the Federal and California banking laws affect the operations of the Bank. These laws and the implementing regulations cover most aspects of a bank’s operations, including the reserves a bank must maintain against deposits and for possible loan losses and other contingencies; the types of deposits it obtains and the interest it is permitted to pay on certain deposit accounts; the loans and investments that a bank may make; the borrowings that a bank may incur; the number and location of banking offices that a bank may establish; the rate at which it may grow its assets; the acquisition and merger activities of a bank; the amount of dividends that a bank may pay; and the capital requirements that a bank must satisfy, which can determine the extent of supervisory control to which a bank will be subject by its federal and state bank regulators. A more detailed discussion regarding capital requirements that are applicable to us and the Bank is set forth below under the caption “Prompt Corrective Action.”
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
Federal Home Loan Bank System. The Bank is a member of the FHLB of San Francisco. Among other benefits, each FHLB serves as a reserve or central bank for its members within its assigned region and makes available loans or advances to its member banks. Each FHLB is financed primarily from the sale of consolidated obligations of the FHLB system. As an FHLB member, the Bank is required to own a certain amount of capital stock in the FHLB. At December 31, 2016, the Bank was in compliance with the FHLB’s stock ownership requirement. Historically, the FHLB has paid dividends on its capital stock to its members.
FRB Deposit Reserve Requirements. The Federal Reserve Board requires all federally-insured depository institutions to maintain noninterest bearing reserves at specified levels against their transaction accounts. At December 31, 2016, the Bank was in compliance with these requirements.
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
Regulatory Matters. We have agreed to submit to the FRB and the CDBO for review and approval a plan to maintain sufficient capital at the Bank and an appropriate allowance for loan and lease losses, a two-year strategic plan and budget to restore the Bank's profitability, and a plan with acceptable written lending and collection policies to ensure adequate control of credit risk and lending functions. In addition, we have agreed that we will not, without the FRB and the CDBO's prior written approval, (i) receive any dividends or any other form of payment or distribution from the Bank, or (ii) declare or pay any dividends, make any payments on trust preferred securities, or make any other capital distributions. We further agreed to notify the FRB and the CDBO prior to effecting certain changes to our senior executive officers and board of directors.
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
Dividends
Cash dividends from the Bank constitute the primary source of cash available to PM Bancorp for its operations and to fund any cash dividends that the board of directors might declare in the future. PM Bancorp is a legal entity separate and distinct from the Bank and the Bank is subject to various statutory and regulatory restrictions on its ability to pay cash dividends to PM Bancorp. Those restrictions would prohibit the Bank, subject to certain limited exceptions, from paying cash dividends in amounts that would cause the Bank to become undercapitalized. Additionally, the Federal Reserve Board and the CDBO have the authority to prohibit the Bank from paying dividends, if either of those authorities deems the payment of dividends by the Bank to be an unsafe or unsound practice. We have agreed that the Bank will not, without the FRB and the CDBO's prior written approval, pay any dividends to Bancorp. See “Dividend Policy and Restrictions on the Payment of Dividends” in Item 5 of this Report.
Additionally, it is FRB policy that bank holding companies should generally pay dividends on common stock only out of income available over the past year, and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. It is also an FRB policy that bank holding companies should not maintain dividend levels that undermine their ability to be a source of strength to their banking subsidiaries. Additionally, due to the current financial and economic environment, the FRB has indicated that bank holding companies should carefully review their dividend policies and has discouraged dividend payment ratios that are at maximum allowable levels unless both asset quality and capital are very strong. We have committed to obtaining approval from the FRB and the CDBO prior to paying any dividends. There can be no assurance that our regulators will approve such payments or dividends in the future.
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
The Basel III Capital Rules also provide for a “countercyclical capital buffer” that is applicable to only certain covered institutions and is not expected to have any current applicability to the Company or the Bank.
Under the Basel III Capital Rules, the initial minimum capital ratios (including the applicable increment of the capital conservation buffer) as of January 1, 2016 were as follows:
•5.125% CET1 to risk-weighted assets

•	6.625% Tier 1 capital to risk-weighted assets.

•	8.625% Total capital to risk-weighted assets.

•	4.0% Tier 1 capital to average assets.
As of January 1, 2017, the required minimum ratios for CET1, Tier 1 capital and Total capital are increased by the capital conservation buffer increment of 0.625%, to 5.75%, 7.25% and 9.25% respectively.
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
The Basel III Capital Rules prescribe a standardized approach for risk weightings that expand the risk-weighting categories from the four Basel I-derived categories (0%, 20%, 50% and 100%) to a much larger and more risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities, to 600% for certain equity exposures, and resulting in higher risk weights for a variety of asset categories.
In addition, the Basel III Capital Rules provide more advantageous risk weights for derivatives and repurchase-style transactions cleared through a qualifying central counterparty and increase the scope of eligible guarantors and eligible collateral for purposes of credit risk mitigation.
Liquidity Requirements
Historically, the regulation and monitoring of bank and bank holding company liquidity has been addressed as a supervisory matter, without required formulaic measures. In September 2013, the federal banking agencies adopted rules to impose quantitative liquidity requirements consistent with the liquidity coverage ratio standard established by the Basel Committee. These rules apply to larger (over $250 billion in assets, with less stringent requirements for institutions over $50 billion in assets) and internationally active institutions but, as adopted, do not apply to the Company or the Bank.
Prompt Corrective Action
The Federal Deposit Insurance Act, as amended (“FDIA”), requires among other things, the federal banking agencies to take “prompt corrective action” in respect of depository institutions that do not meet minimum capital requirements. The FDIA includes the following five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” A depository institution’s capital tier will depend upon how its capital levels compare with various relevant capital measures and certain other factors, as established by regulation. The relevant capital measures are the total capital ratio, the Tier 1 capital ratio and the leverage ratio. The Basel III Capital Rules affect the capital requirements for prompt corrective action purposes also.
As of January 1, 2015, a bank is (i) “well capitalized” if the institution has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a CET1 ratio of 6.5% or greater and a leverage ratio of 5.0% or greater, and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure; (ii) “adequately capitalized” if the institution has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 4.0% or greater, a CET1 ratio of 4.5% or greater and a leverage ratio of 4.0% or greater and is not “well capitalized”; (iii) “undercapitalized” if the institution has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a CET1 ratio of less than 4.5% or a leverage ratio of less than 4.0%; (iv) “significantly undercapitalized” if the institution has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 3.0%, a CET1 ratio of less than 3.0% or a leverage ratio of less than 3.0%; and (v) “critically undercapitalized” if the institution’s tangible equity is equal to or less than 2.0% of average quarterly tangible assets. An institution may be downgraded to, or deemed to be in, a capital category that is lower than indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. A bank’s capital category is determined solely for the purpose of applying prompt corrective action regulations, and the capital category may not constitute an accurate representation of the bank’s overall financial condition or prospects for other purposes.
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
The following table sets forth, as of December 31, 2016, the regulatory capital ratios of the Company (on a consolidated basis) and the Bank (on a stand-alone basis) and compares those capital ratios to the federally established capital requirements that must be met for a bank holding company or a bank to be deemed “adequately capitalized” or “well capitalized” under the prompt corrective action regulations that are described above:

			Applicable Federal Regulatory Requirement
At December 31, 2016	Actual Capital		For Capital Adequacy Purposes		To be Categorized As Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total Capital to Risk Weighted Assets:
Company	$131,043	12.8%	$88,230	At least 8.625	N/A	N/A
Bank	114,412	11.4%	86,566	At least 8.625	$100,366	At least 10.0
Common Equity Tier 1 Capital to Risk Weighted Assets:
Company	101,199	9.9%	52,427	At least 5.125	N/A	N/A
Bank	101,807	10.1%	51,438	At least 5.125	65,238	At least 6.5
Tier 1 Capital to Risk Weighted Assets:
Company	118,199	11.6%	67,771	At least 6.625	N/A	N/A
Bank	101,807	10.1%	66,492	At least 6.625	80,293	At least 8.0
Tier 1 Capital to Average Assets:
Company	118,199	10.5%	44,923	At least 4.0	N/A	N/A
Bank	101,807	9.2%	44,360	At least 4.0	55,450	At least 5.0
At December 31, 2016 the Bank (on a stand-alone basis) continued to qualify as a well-capitalized institution, and the Company continued to exceed the minimum required capital ratios applicable to it, under the capital adequacy guidelines described above.
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
Additionally, all FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation (“FICO”), an agency of the Federal government established to recapitalize the predecessor to the DIF. The FICO assessment rates, which are determined quarterly, averaged approximately 0.00565% of insured deposits in fiscal 2016. These assessments will continue until the FICO bonds mature in 2017 through 2019.
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

Regulation W
The FRB has adopted Regulation W to comprehensively implement Sections 23A and 23B of the Federal Reserve Act.
Sections 23A and 23B and Regulation W limit transactions between a bank and its affiliates (which include its holding company) and limit a bank’s ability to transfer to its affiliates the benefits arising from the bank’s access to insured deposits, the payment system and the discount window and other benefits of the Federal Reserve system. The statute and regulation impose quantitative and qualitative limits on the ability of a bank to extend credit to, or engage in certain other transactions with, an affiliate (and a non-affiliate if an affiliate benefits from the transaction). However, certain transactions that generally do not expose a bank to undue risk or abuse the safety net are exempted from coverage under Regulation W.
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
Employees
As of December 31, 2016, we employed 166 persons on a full-time equivalent basis and 3 persons on a part-time basis for a total of 169 persons. None of our employees are covered by a collective bargaining agreement. We believe relations with our employees are good.
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
Loan defaults and the incurrence of losses on the loans we make are an inherent risk of the banking business. That risk previously had been exacerbated by a significant slowdown in the housing markets and significant increases in real estate loan foreclosures in Los Angeles, Orange, Riverside, San Bernardino and San Diego counties of California where most of our customers are based. This slowdown was attributable to declining real estate prices, excess inventories of unsold homes, high vacancy rates at commercial properties and increases in unemployment and a resulting loss of confidence about the future among businesses and consumers that had combined to adversely affect business and consumer spending. These conditions led to increases in our non-performing assets in prior periods, which required us to record loan charge-offs and write-downs in the carrying values of real properties that we acquired by or in lieu of foreclosure and caused us to incur losses in those periods. While conditions in the housing markets have improved, including increased real estate prices, lower vacancy rates at commercial properties and continued improvement in unemployment, future weakness in economic conditions could result in additional loan charge-offs and asset write-downs that would require us to increase the provisions we make for loan losses and losses on real estate owned that would have a material adverse effect on our future operating results, financial condition and capital.
A portion of our loan portfolio is secured by real estate, and events that negatively impact the real estate market could adversely affect asset quality and profitability for our loans secured by real property.
Many of the loans in our portfolio are secured by real estate. For instance, the majority of our commercial real estate loans, which represented 41.0% of our total loans outstanding as of December 31, 2016, are secured by first trust deeds on nonresidential real property. Payments on these loans depend to a large degree on the rental income stream from the properties and the global cash flows of the borrowers. A downturn in the economy, generally, or in the real estate market where the collateral for a real estate loan is located specifically, could negatively affect the borrower's ability to repay the loan and the value of the collateral securing the loan, which, in turn, could have an adverse effect on our profitability and asset quality. In addition, unexpected decreases in commercial real estate prices coupled with slow economic growth and elevated levels of unemployment could drive losses beyond that provided for in our allowance for loan and lease losses (“ALLL”), which could adversely affect our operating results and financial condition.
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
Current loan concentrations or strategic and tactical changes in loan types, geographic locations and loan concentrations may expose us to increased risks.
From 2008 to present, in light of the industry-wide real estate loan losses prevalent in our markets, and in order to transition from a transaction based approach to a long-term relationship based approach, the bank strategically exited the residential mortgage business and purposely increased non-real estate lending activity such as commercial and industrial and asset-based lending.  Since 2008, our real estate loans as a percentage of the overall portfolio have generally declined. At the same time, the commercial and industrial and asset-based loans as a percentage of the entire loan portfolio have generally increased.  Relative to other banks in our market, we may at any given time have loan concentrations in real estate, commercial and industrial or asset-based that is higher or lower than other banks with which we compete.  Since commercial and industrial and asset-based business loans generally have shorter term durations and variable rates, we believe this tends to position us well in a rising interest rate environment, reduce real estate risk exposures and better position us for future profits.   However, this current strategy and any subsequent periodic changes in strategic or tactical direction that effects our loan portfolio mix, loan types, geographic locations and concentrations could also have the effect of increasing our overall risk exposure.  To manage these risks, we continuously monitors our loan concentration risk exposures relative to expenses, anticipated returns, forecast and actual losses and competitive outlook and this proactive risk management could result in us temporarily or permanently changing/updating our strategy, tactics, loan types, geographic locations and concentrations, including possible changes implemented without or prior to public disclosure.
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

We are subject to extensive supervision, examination, and regulation by federal and state bank regulatory agencies, including the Board of Governors of the Federal Reserve System (“FRB”) and the Federal Reserve Bank of San Francisco under delegated authority from the FRB, and the California Department of Business Oversight (“CDBO”). The primary objective of these agencies is to protect bank depositors and other customers and consumers and not shareholders, whose respective interests often differ. Congress and these federal and state regulators continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations, or regulatory policies, including changes in interpretation or implementation of statutes, regulations, or policies, could affect the Company in substantial and unpredictable ways. If, as a result of an examination, the CDBO or the Federal Reserve should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the Bank’s operations are unsatisfactory or that the Bank or its management is violating or has violated any law or regulation, the CDBO and the Federal Reserve, and separately the FDIC as insurer of the Bank’s deposits, have residual authority to, among other things, require affirmative action to correct any conditions resulting from any violation or practice and to impose restrictions that they believe are needed to protect depositors and customers of banking organizations. We have agreed to submit to the FRB and the CDBO for review and approval a plan to maintain sufficient capital at the Bank and an appropriate allowance for loan and lease losses, a two-year strategic plan and budget to restore the Bank's profitability, and a plan with acceptable written lending and collection policies to ensure adequate control of credit risk and lending functions. In addition, we have agreed that we will not, without the FRB and the CDBO's prior written approval, (i) receive any dividends or any other form of payment or distribution from the Bank, or (ii) declare or pay any dividends, make any payments on trust preferred securities, or make any other capital distributions. We further agreed to notify the FRB and the CDBO prior to effecting certain changes to our senior executive officers and board of directors. These restrictions could adversely affect our ability to expand our business, result in increases in our costs of doing business or hinder our ability to compete with less regulated financial services companies. In addition, due to the complex and technical nature of many of the government regulations to which banking organizations are subject, inadvertent violations of those regulations may and sometimes do occur. In such an event, we would be required to correct or implement measures to prevent a recurrence of such violations. If more serious violations were to occur, the regulatory agencies could limit our activities or growth or fine us, or ultimately put us out of business in the event we were to encounter severe liquidity problems or a significant erosion of our capital below the minimum amounts required under applicable bank regulatory guidelines or if we engage in unsafe or unsound practices that could lead to termination of our deposit insurance or banking charter.
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
Competition for qualified employees and personnel in the banking industry is intense and there are a limited number of qualified persons with knowledge of, and experience in, the communities that we serve. The process of recruiting personnel with the combination of skills and attributes required to carry out our strategies is often lengthy. Our success depends to a great extent on the continued availability of our existing management and, in particular, on Thomas M. Vertin our President and Chief Executive Officer, Curt A. Christianssen our Chief Financial Officer, and Thomas J. Inserra our Chief Risk Officer. In addition to their skills and experience as bankers, our executive officers provide us with extensive community ties upon which our competitive strategy is partially based. As a result, the loss of the services of any of these officers could harm our ability to implement our business strategy or our future operating results. We have committed to retain management and directors acceptable to the FRB and the CDBO and to seek approval before making any changes to our key personnel or directors. No assurance can be given that we will be able to retain our current management or directors and if we are not able to retain them that we will be able to engage management or directors who are acceptable to the CDBO or the FRB. If we are unable to retain such management or directors, we may be subject to supervisory action that could have a material adverse affect on our business, financial condition, and the value of our common stock.
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
We are a separate and distinct legal entity from our subsidiaries and we receive substantially all of our revenue from dividends paid from the Bank. There are legal limitations on the extent to which the Bank may extend credit, pay dividends or otherwise supply funds to, or engage in transactions with, us. We have agreed that the Bank will not, without the FRB and the CDBO's prior written approval, pay any dividends to Bancorp. Our inability to receive dividends from the Bank could adversely affect our business, financial condition, results of operations and prospects.
Various statutory provisions restrict the amount of dividends the Bank can pay to us without regulatory approval. The Bank may not pay cash dividends if that payment could reduce the amount of its capital below that necessary to meet the “adequately capitalized” level in accordance with regulatory capital requirements. It is also possible that, depending upon the financial condition of the Bank and other factors, regulatory authorities could conclude that payment of dividends or other payments, including payments to us, is an unsafe or unsound practice and impose restrictions on or prohibit such payments. The FRB has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the FRB’s view that a bank holding company should pay cash dividends only to the extent that its net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the holding company’s capital needs, asset quality and overall financial condition. We have committed to obtaining approval from the FRB and the CDBO prior to Bancorp paying any dividends, or making any distributions representing interest, principal or other sums on subordinated debentures or trust preferred securities. There can be no assurance that our regulators will approve such payments or dividends in the future.
Our principal shareholders and management own a significant percentage of our voting shares and are able to exercise significant influence over our business and have the power to block transactions that could benefit our other shareholders.
As of December 31, 2016, Carpenter Community Bancfund, L.P. and Carpenter Community Bancfund-A, L.P. (collectively, the “Carpenter Funds”) own a total of approximately 32.5% of our outstanding shares of voting stock and together constitute our largest shareholder. Further, pursuant to an agreement we have entered into with the Carpenter Funds, three individuals designated by the Carpenter Funds have been appointed to serve on the respective Boards of Directors of both the Company and the Bank. As a result, the Carpenter Funds have the ability to significantly influence the outcome of matters requiring approval of our Board of Directors and matters requiring the approval of our shareholders. Consequently, the Carpenter Funds have significant influence over our operations and outcome of shareholder votes on the approval of mergers and acquisitions or changes in corporate control which, among other things, could (i) discourage potential acquirers from attempting to acquire the Company, thereby impeding or preventing the consummation of acquisition or change of control transactions in which our shareholders might otherwise receive a premium for their shares, and (ii) make it more difficult for us to sell additional shares at prices in excess of those paid by the Carpenter Funds for their shares of common stock, even if our financial performance significantly improves.
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

ITEM 1B.     UNRESOLVED STAFF COMMENTS
None.

ITEM 2.     PROPERTIES
We lease office space in various locations throughout Southern California, including Costa Mesa, Newport Beach, Irvine, Beverly Hills, La Jolla, La Habra and Ontario. We believe our leased facilities are adequate for us to conduct our business.

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

	High	Low
Year Ended December 31, 2016
First Quarter	$7.45	$6.37
Second Quarter	$7.59	$6.67
Third Quarter	$7.91	$6.57
Fourth Quarter	$7.78	$5.30
Year Ended December 31, 2015
First Quarter	$7.25	$6.83
Second Quarter	$7.94	$6.16
Third Quarter	$7.77	$6.41
Fourth Quarter	$7.22	$6.48
The high and low per share sale prices of our common stock on the NASDAQ Global Select Market on March 8, 2017, were $7.50 and $7.20 per share, respectively and, as of that same date, there were approximately 82 holders of record of our common stock.
Recent Sales of Unregistered Securities and Use of Proceeds
None.
Stock Performance Graph
The following graph compares the percentage change in our cumulative total shareholder return on our common stock, in each of the years in the five year period ended December 31, 2016, with the cumulative total return of: (i) the Russell 2000 Index, which measures the performance of the smallest 2,000 members, by market capitalization, of the Russell 3,000 Index, and (ii) an index published by SNL Securities L.C. (“SNL”) and known as the SNL Western Bank Index, which is comprised of 48 banks and bank holding companies (including the Company), the shares of which are listed on NASDAQ or the New York Stock Exchange and most of which are based in California and the remainder of which are based in six other western states.
The stock performance graph assumes that $100 was invested at the close of market on the last trading day for the year ended December 31, 2011 in Company common stock and in the Russell 2000 Index and the SNL Western Bank Index and that any dividends paid in the indicated periods were reinvested. Shareholder returns shown in the stock performance graph are not necessarily indicative of future stock price performance.

(1)	The source of the above graph and chart is SNL.

	Period Ending
Index	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16
Pacific Mercantile Bancorp	100.00	192.94	190.80	215.95	218.71	223.93
Russell 2000 Index	100.00	116.35	161.52	169.43	161.95	196.45
SNL Western Bank Index	100.00	126.20	177.56	213.09	220.79	206.32
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
Cash dividends from the Bank represent the principal source of funds available to Bancorp to pay cash dividends to shareholders. Therefore, government regulations, including the laws of the State of California, as they pertain to the payment of cash dividends by California state chartered banks, limit the amount of funds that the Bank would be permitted to dividend to Bancorp. As a result, those laws also affect our ability to pay cash dividends to our shareholders. In particular, under California law, cash dividends by a California state chartered bank may not exceed, in any calendar year, the lesser of (i) the sum of its net income for the year and its retained net income from the preceding two years (after deducting all dividends paid during the period), or (ii) the amount of its retained earnings. We have agreed that the Bank will not, without the FRB and CDBO's prior written approval, pay any dividends to Bancorp.
Additionally, because the payment of cash dividends has the effect of reducing capital, the capital requirements imposed on bank holding companies and commercial banks often operate, as a practical matter, to preclude the payment, or limit the amount of, cash dividends that might otherwise be permitted by California law; and the federal bank regulatory agencies, as part of their supervisory powers, generally require insured banks to adopt dividend policies which limit the payment of cash dividends much more strictly than do applicable state laws. We have committed to obtaining approval from the FRB and CDBO prior to Bancorp paying any dividends, or making any distributions representing interest, principal or other sums on subordinated debentures or trust preferred securities. There can be no assurance that our regulators will approve such payments or dividends in the future. Refer to “Regulatory Matters” above in Item 1 and Note 14, Shareholders' Equity in the notes to our consolidated financial statements for more detail regarding the regulatory restrictions on our and the Bank's ability to pay dividends.
Even if legal or regulatory restrictions do not prevent us from paying dividends to our shareholders, our Board of Directors follows a policy of retaining earnings to maintain capital, enhance the Bank's liquidity and support the growth of our banking franchise. Accordingly, we do not expect to pay cash dividends for the foreseeable future.
Restrictions on Inter-Company Transactions
Section 23(a) of the Federal Reserve Act limits the amounts that a bank may loan to its bank holding company to an aggregate of no more than 10% of the bank subsidiary’s capital surplus and retained earnings and requires that such loans be secured by specified assets of the bank holding company—See “BUSINESS—Supervision and Regulation–Restrictions on Transactions between the Bank and the Company and its other Affiliates” in Item 1 of this Report. We do not have any present intention to obtain any borrowings from the Bank.

ITEM 6.     SELECTED FINANCIAL DATA
The selected statement of operations data for the fiscal years ended December 31, 2016, 2015 and 2014, the selected balance sheet data as of December 31, 2016 and 2015, and the selected financial ratios (other than book value per share), that follow below were derived from our audited consolidated financial statements included in Item 8 of this Report and should be read in conjunction with those audited consolidated financial statements, together with the notes thereto, and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in Item 7 of this Report. The selected statement of operations data for the years ended December 31, 2013 and 2012, the selected balance sheet data as of December 31, 2014, 2013 and 2012, and the selected financial ratios (other than book value per share) for the periods prior to January 1, 2014 are derived from audited consolidated financial statements that are not included in this Report. The data for the previous years has been adjusted to reflect discontinued operations.

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(Dollars in thousands except per share data)
Selected Statement of Operations Data:
Total interest income	$41,000	$38,797	$38,290	$35,651	$38,426
Total interest expense	5,477	5,269	5,829	5,317	8,049
Net interest income	35,523	33,528	32,461	30,334	30,377
Provision for loan and lease losses	19,870	—	1,500	4,505	1,950
Net interest income after provision for loan and lease losses	15,653	33,528	30,961	25,829	28,427
Total noninterest income	2,937	2,686	4,370	1,193	3,762
Total noninterest expense	36,401	35,324	36,808	36,346	36,470
(Loss) income before income taxes	(17,811)	890	(1,477)	(9,324)	(4,281)
Income tax provision (benefit)	16,832	(11,551)	(608)	5,610	(6,920)
Net (loss) income from continuing operations	$(34,643)	$12,441	$(869)	$(14,934)	$2,639
Net income from discontinued operations	—	—	1,226	(7,282)	7,015
Accumulated declared dividends on preferred stock	—	—	(547)	(538)	(941)
Accumulated undeclared dividends on preferred stock	—	—	(616)	(544)	(17)
Dividends on preferred stock	—	(927)	—	—	—
Inducements for exchange of the preferred stock	—	(512)	—	—	—
Net (loss) income allocable to common shareholders	$(34,643)	$11,002	$(806)	$(23,298)	$8,696
Per share data-basic:
Net income (loss) from continuing operations	$(1.51)	$0.54	$(0.11)	$(0.88)	$0.11
Net income (loss) allocable to common shareholders	$(1.51)	$0.54	$(0.04)	$(1.28)	$0.57
Per share data-diluted:
Net income (loss) from continuing operations	$(1.51)	$0.53	$(0.11)	$(0.88)	$0.15
Net income (loss) allocable to common shareholders	$(1.51)	$0.53	$(0.04)	$(1.28)	$0.55
Weighted average shares outstanding
Basic	22,958,644	20,516,575	19,230,913	18,240,891	15,386,106
Diluted	22,958,644	20,675,279	19,230,913	18,240,891	17,674,974
Dividends per share	—	—	—	—	—

	December 31,
	2016	2015	2014	2013	2012
	(Dollars in thousands except for per share information)
Selected Balance Sheet Data:
Cash and cash equivalents(1)	$138,845	$113,921	$177,135	$106,940	$128,208
Total loans, net	931,525	849,733	824,197	765,426	719,257
Total assets	1,140,689	1,062,389	1,099,610	996,583	1,053,941
Total deposits	1,001,300	893,840	916,309	780,225	845,395
Junior subordinated debentures	17,527	17,527	17,527	17,527	17,527
Total shareholders’ equity	99,719	133,916	119,281	115,158	122,876
Book value per share	$4.33	$5.87	$5.53	$5.47	$6.75

(1)	Cash and cash equivalents include cash and due from banks and federal funds sold.

	For the Year Ended December 31,
	2016	2015	2014	2013	2012
	(unaudited)
Selected Financial Ratios:
Return on average assets	(3.13)%	1.17%	(0.08)%	(1.59)%	0.27%
Return on average equity	(27.56)%	10.23%	(0.74)%	(11.47)%	2.55%
Ratio of average equity to average assets	11.35%	11.48%	11.30%	13.82%	10.77%

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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
As of December 31, 2016, our total assets, net loans and total deposits were $1.1 billion, $932 million and $1.0 billion, respectively.
The Bank, which is headquartered in Orange County, California, approximately 40 miles south of Los Angeles, conducts a commercial banking business in Orange, Los Angeles, San Bernardino and San Diego counties in Southern California. The Bank is also a member of the Federal Reserve System and its deposits are insured, to the maximum extent permitted by law, by the Federal Deposit Insurance Corporation (the “FDIC”). For the years ended December 31, 2016, 2015 and 2014, we operated as one reportable segment, Commercial Banking, and one non-reportable segment, Discontinued Operations.
Unless the context otherwise requires, the “Company,” “we,” “our,” “ours,” and “us” refer to Pacific Mercantile Bancorp and its consolidated subsidiaries.

Current Developments
During the year ended December 31, 2016, the Company recognized total charge-offs of $17.0 million, which primarily consisted of three credits that totaled $14.5 million, including a $12.0 million charge-off of the entire balance of a participated shared national credit. With respect to this credit, during the year ended December 31, 2016, the borrower experienced rapid deterioration, entered bankruptcy proceedings and faced unanticipated litigation that challenged the ownership of the underlying collateral. In light of these events, the Company determined it was appropriate to charge-off the entire balance of the credit during the year. In addition, after a comprehensive credit review that our new Chief Credit Officer commenced upon joining the Bank on May 31, 2016, the Bank has now reviewed all 679 commercial and commercial real estate credits representing approximately 87% of our total outstanding loan portfolio balance as of December 31, 2016, assisted by three independent loan review firms. The remaining 13% of the portfolio consists of consumer loans with low levels of delinquencies, which are monitored for signs of weakness including periodic sampling of loans which have been found to be satisfactory. During the third quarter of 2016, approximately $48 million in loans were downgraded due to credit and collateral shortfalls, including portfolio management and loan servicing follow-up items such as lack of updated borrower financial information. As a result, the Company recorded a provision for loan losses totaling $19.9 million during the year ended December 31, 2016, resulting from the elevated charge-offs and higher loss factor due to an increase in the amount of classified loans. During the second half of 2016, the Company instituted a number of changes to strengthen its overall credit administration. As a result, of the $48 million in loan downgrades during the three months ended September 30, 2016, $13.7 million in principal payments were received and $2.2 million in loan upgrades were made during the fourth quarter of 2016. This represents a 33% reduction and improvement from September 30, 2016 to December 31, 2016, leaving $32 million in loan downgrades taken in the third quarter of 2016 that we continue to manage and currently anticipate being paid down or upgraded by the middle of 2017.
During the year ended December 31, 2016, the Company recorded income tax expense of $16.8 million to reflect a full valuation allowance established against its deferred tax asset. See “Results of Operations—Provision for Income Tax” below in this Item 7 for additional information. While we believe the Company will generate taxable income in future periods that will eventually enable the Company to release all or a portion of the valuation allowance, we are not able to assert as to the timing of that event. Until such time as we are able to release the valuation allowance on our deferred tax asset, there is a material impact to future periods in that management expects this to result in minimal income tax expense.
As a result of the net loss we incurred during the year ended December 31, 2016, our regulatory capital ratios declined during the year. Notwithstanding this, the Company and the Bank remain well capitalized under applicable regulatory standards. See “Capital Resources—Regulatory Capital Requirements Applicable to Banking Institutions” below in this Item 7 for further information.

Results of Operations
Discontinued Operations
In connection with our exit from the mortgage banking business in 2013, the revenues and expenses of our mortgage banking division have been classified as discontinued operations for all periods presented. As a result, all comparisons below reflect results from continuing operations. Income from discontinued operations was zero for the years ended December 31, 2016 and 2015, while our income from discontinued operations was $1.2 million for the year ended December 31, 2014. We had no income from discontinued operations during the years ended December 31, 2016 and 2015 as a result of the final wind down of the mortgage banking division during 2014. During the year ended December 31, 2014, we recorded a gain in the amount of $558 thousand on the sale of the mortgage servicing rights that we sold in April 2014, which is included in income from discontinued operations in the consolidated statements of operations.
Operating Results for the Years Ended December 31, 2016, 2015, and 2014
Our operating results for the year ended December 31, 2016, compared to December 31, 2015, and for the year ended December 31, 2015, compared to December 31, 2014, were as follows:

	Year Ended December 31,
	2016	2015	2014	2016 vs. 2015 % Change	2015 vs. 2014 % Change
	(Dollars in thousands)
Interest income	41,000	38,797	38,290	5.7%	1.3%
Interest expense	5,477	5,269	5,829	3.9%	(9.6)%
Provision for loan and lease losses	19,870	—	1,500	100.0%	(100.0)%
Non-interest income	2,937	2,686	4,370	9.3%	(38.5)%
Non-interest expense	36,401	35,324	36,808	3.0%	(4.0)%
Income tax provision (benefit)	16,832	(11,551)	(608)	(245.7)%	1,799.8%
Net (loss) income from continuing operations	(34,643)	12,441	(869)	(378.5)%	(1,531.6)%
Net income from discontinued operations	—	—	1,226	—%	(100.0)%
Net (loss) income allocable to common shareholders	(34,643)	11,002	(806)	(414.9)%	(1,465.0)%
Interest Income
2016 vs. 2015.
Total interest income increased 5.7% to $41.0 million for the year ended December 31, 2016 from $38.8 million for the year ended December 31, 2015. This increase is primarily due to an increase in interest income on loans during the year ended December 31, 2016 compared to the prior year due to an increase in average loan balances, as well as an increase in the average yield on loans. During the year ended December 31, 2016 and 2015, interest income on loans was $38.6 million and $36.7 million, respectively, yielding 4.50% and 4.43% on average loan balances of $857.7 million and $827.9 million, respectively. The increase in the average loan balances is attributable to an increase in loan demand. The increase in loan yield is primarily attributable to the actions of the Board of Governors of the Federal Reserve System (“Federal Reserve Board”) to raise short-term interest rates by 25 basis points in the fourth quarter of 2016. The average yield on interest-earning assets was 3.81% for the year ended December 31, 2016 compared to 3.76% for the year ended December 31, 2015.
During the year ended December 31, 2016 and 2015, interest income from our securities available-for-sale and stock, was $1.6 million and $1.7 million, yielding 2.76% and 2.63% on average balances of $57.1 million and $65.0 million, respectively. The average securities balances decreased as a result of maturities of, and payments on, securities which we did not fully replace due to liquidity needs. Interest income from our short-term investments, including our federal funds sold and interest-bearing deposits, was $842 thousand and $370 thousand for the year ended December 31, 2016 and 2015, respectively, yielding 0.52% and 0.27% on average balances of $162.6 million and $139.3 million, respectively. The increase in the average yield is attributable to the Federal Reserve Board raising interest rates by 25 basis points in the fourth quarter of 2016. As a result, total interest income on investments increased for the year ended December 31, 2016.
2015 vs. 2014.
Total interest income increased 1.3% to $38.8 million for the year ended December 31, 2015 from $38.3 million for the year ended December 31, 2014. This increase is primarily due to an increase in interest income on loans during the year ended December 31, 2015 compared to the prior year due to an increase in average loan balances, partially offset by a decline in the average yield on loans. During the years ended December 31, 2015 and 2014, interest income on loans was $36.7 million and $36.3 million, respectively, yielding 4.43% and 4.54% on average loan balances of $827.9 million and $799.9 million, respectively. The increase in the average loan balances is attributable to an increase in loan demand. The decrease in loan yield is primarily attributable to the actions of the Federal Reserve Board to keep short-term interest rates low. The average yield on interest-earning assets was 3.76% for the year ended December 31, 2015 compared to 3.81% for the year ended December 31, 2014.
During the year ended December 31, 2015 and 2014, interest income from our securities available-for-sale and stock, was $1.7 million and $1.6 million, respectively, yielding 2.63% and 2.27% on average balances of $65.0 million and $71.2 million, respectively. The investment yield increase is primarily due to our receipt of a cash dividend paid on our FHLB stock during the year ended December 31, 2015. The average securities balances decreased as a result of maturities of, and payments on, securities which we did not fully replace due to liquidity needs. Interest income from our short-term investments, including our federal funds sold and interest-bearing deposits, was $370 thousand and $333 thousand for the years ended December 31, 2015 and 2014, respectively, yielding 0.27% and 0.25% on average balances of $139.3 million and $134.6 million, respectively. The increase in the average yield is attributable to the Federal Reserve Board raising interest rates by 25 basis points in the fourth quarter of 2015. As a result, total interest income on investments increased for the year ended December 31, 2015.
Interest Expense
2016 vs. 2015.
Total interest expense increased 3.9% to $5.5 million for the year ended December 31, 2016 from $5.3 million for the year ended December 31, 2015. The increase was primarily due to an increase in the average cost of funds of our interest-bearing liabilities to 0.81% at December 31, 2016 from 0.76% at December 31, 2015, which consisted of deposits, borrowings and junior subordinated debentures, primarily as a result of an increase in the rates of interest paid on our deposits, partially offset by a decrease in the volume of our certificates of deposit and other borrowings. Interest expense on our certificates of deposit for the years ended December 31, 2016 and 2015 was $2.6 million and $2.8 million, respectively, with a cost of funds of 0.99% and 0.90% on average balances of $263.6 million and $308.5 million, respectively.
2015 vs. 2014.
Total interest expense decreased 9.6% to $5.3 million for the year ended December 31, 2015 from $5.8 million for the year ended December 31, 2014. The decrease was primarily due to a decrease in the cost of funds of our interest-bearing liabilities to 0.76% at December 31, 2015 from 0.82% at December 31, 2014, which consisted of deposits, borrowings and junior subordinated debentures, primarily as a result of a decrease in the volume of certificates of deposit. Interest expense on our certificates of deposit for the years ended December 31, 2015 and 2014 was $2.8 million and $4.1 million, respectively, with a cost of funds of 0.90% and 0.96%, on average balances of $308.5 million and $431.8 million, respectively. The decrease in our interest expense was partially offset by an increase in the volume of and rates of interest paid on our savings and money market accounts.
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
The following tables set forth information regarding our average balance sheet, yields on interest earning assets, interest expense on interest-bearing liabilities, the interest rate spread and the interest rate margin for the years ended December 31, 2016, 2015 and 2014. Average balances are calculated based on average daily balances.

	Year Ended December 31,
	2016			2015			2014
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest earning assets
Short-term investments(1)	$162,585	$842	0.52%	$139,341	$370	0.27%	$134,641	$333	0.25%
Securities available for sale and stock(2)	57,135	1,578	2.76%	64,960	1,710	2.63%	71,202	1,613	2.27%
Loans(3)	857,666	38,580	4.50%	827,900	36,717	4.43%	799,900	36,344	4.54%
Total interest-earning assets	1,077,386	41,000	3.81%	1,032,201	38,797	3.76%	1,005,743	38,290	3.81%
Noninterest-earning assets
Cash and due from banks	15,533			16,621			12,947
All other assets	14,550			10,113			21,121
Total assets	$1,107,469			$1,058,935			$1,039,811
Interest-bearing liabilities:
Interest-bearing checking accounts	$60,024	$162	0.27%	$40,916	$95	0.23%	$36,281	100	0.28%
Money market and savings accounts	327,401	2,048	0.63%	300,088	1,699	0.57%	170,047	585	0.34%
Certificates of deposit	263,569	2,610	0.99%	308,529	2,765	0.90%	431,789	4,133	0.96%
Other borrowings	7,407	75	1.01%	26,164	203	0.78%	52,031	437	0.84%
Junior subordinated debentures	17,527	582	3.32%	17,527	507	2.89%	17,527	574	3.27%
Total interest bearing liabilities	675,928	5,477	0.81%	693,224	5,269	0.76%	707,675	5,829	0.82%
Noninterest-bearing liabilities
Demand deposits	299,447			237,371			206,295
Accrued expenses and other liabilities	6,380			6,773			8,355
Shareholders' equity	125,714			121,567			117,486
Total liabilities and shareholders' equity	$1,107,469			$1,058,935			$1,039,811
Net interest income		$35,523			$33,528			$32,461
Net interest income/spread			3.00%			3.00%			2.99%
Net interest margin			3.30%			3.25%			3.23%

(1)	Short-term investments consist of federal funds sold and interest bearing deposits that we maintain at other financial institutions.

(2)	Stock consists of Federal Home Loan Bank (“FHLB”) stock and Federal Reserve Bank stock.

(3)	Loans include the average balance of nonaccrual loans and loan fees.
The following table sets forth changes in interest income, including loan fees, and interest paid in each of the years ended December 31, 2016, 2015 and 2014 and the extent to which those changes were attributable to changes in (i) the volumes of or in the rates of interest earned on interest-earning assets and (ii) the volumes of or in the rates of interest paid on our interest-bearing liabilities.

	2016 Compared to 2015 Increase (Decrease) due to Changes in			2015 Compared to 2014 Increase (Decrease) due to Changes in
	Volume	Rates	Total Increase (Decrease)	Volume	Rates	Total Increase (Decrease)
	(Dollars in thousands)
Interest income
Short-term investments(1)	$70	$402	$472	$12	$25	$37
Securities available for sale and stock(2)	(213)	81	(132)	(149)	246	97
Loans	1,334	529	1,863	1,254	(881)	373
Total earning assets	1,191	1,012	2,203	1,117	(610)	507
Interest expense
Interest-bearing checking accounts	50	17	67	12	(17)	(5)
Money market and savings accounts	162	187	349	604	510	1,114
Certificates of deposit	(428)	273	(155)	(1,118)	(250)	(1,368)
Borrowings	(176)	48	(128)	(203)	(31)	(234)
Junior subordinated debentures	—	75	75	—	(67)	(67)
Total interest-bearing liabilities	(392)	600	208	(705)	145	(560)
Net interest income	$1,583	$412	$1,995	$1,822	$(755)	$1,067

(1)	Short-term investments consist of federal funds sold and interest bearing deposits that we maintain at financial institutions.

(2)	Stock consists of FHLB stock and Federal Reserve Bank stock.
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
We recorded a $19.9 million provision for loan and lease losses during the year ended December 31, 2016 as compared to no provision for loan and lease losses recorded for the year ended December 31, 2015. We recorded a provision for loan and lease losses of $19.9 million for the year ended December 31, 2016 primarily as a result of new loan growth and downgrades and charge offs on loans that exceeded recoveries during the year ended December 31, 2016. Approximately 60%, or $12.0 million, of the $19.9 million provision for loan and lease losses was attributable to the full charge-off of one large shared national credit.
See "—Financial Condition—Nonperforming Loans and the Allowance for Loan and Lease Losses" below in this Item 7 for additional information regarding the ALLL.

Noninterest Income
The following table identifies the components of and the percentage changes in noninterest income in the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	Amount	Amount	Amount	Percentage Change	Percentage Change
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
	(Dollars in thousands)
Service fees on deposits and other banking services	$1,093	$918	$896	19.1%	2.5%
Net loss on sale of other assets	(527)	(58)	—	808.6%	(100.0)%
Net gain on sale of small business administration loans	40	—	2,074	100.0%	(100.0)%
Other noninterest income	2,331	1,826	1,400	27.7%	30.4%
Total noninterest income	$2,937	$2,686	$4,370	9.3%	(38.5)%
2016 vs. 2015.
Noninterest income increased $251 thousand, or 9.3%, for the year ended December 31, 2016 as compared to the year ended December 31, 2015, primarily as a result of:

•	An increase of $40 thousand in net gain on sale of small business administration (“SBA”) loans for the year ended December 31, 2016 as compared to the same period in 2015;

•	An increase of $386 thousand in recoveries on charged off loans in excess of the amount previously charged off against the ALLL; and

•	An increase in loan servicing and referral fees during the year ended December 31, 2016 as compared to the same period in 2015; partially offset by

•	A net loss of $527 thousand on the sale of other assets in the fourth quarter of 2016.
2015 vs. 2014.
During the year ended December 31, 2015, noninterest income decreased by $1.7 million, or 38.5%, to $2.7 million from $4.4 million for the year ended December 31, 2014, primarily as a result of:

•	A decrease of $2.1 million in net gain on sale of SBA loans for the year ended December 31, 2015 as compared to the same period in 2014; and

•	A $200 thousand recovery during the year ended December 31, 2015 on a charged off loan in excess of the amount previously charged off against the ALLL; and

•	An increase in loan servicing and referral fees during the year ended December 31, 2015 as compared to the same period in 2014.
Noninterest Expense
The following table sets forth the principal components and the amounts of, and the percentage changes in, noninterest expense in the years ended December 31, 2016, 2015 and 2014.

	Year Ended December 31,
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
	Amount	Amount	Amount	Percent Change	Percent Change
	(Dollars in thousands)
Salaries and employee benefits	$21,817	$22,002	$22,571	(0.8)%	(2.5)%
Occupancy	3,061	2,871	2,499	6.6%	14.9%
Equipment and depreciation	1,802	1,652	1,541	9.1%	7.2%
Data processing	1,271	1,035	931	22.8%	11.2%
FDIC expense	950	1,250	1,336	(24.0)%	(6.4)%
Other real estate owned expense, net	(70)	365	1,962	(119.2)%	(81.4)%
Professional fees	4,046	2,514	2,434	60.9%	3.3%
Business development	795	488	262	62.9%	86.3%
Loan related expense	375	414	532	(9.4)%	(22.2)%
Insurance	291	341	484	(14.7)%	(29.5)%
Other operating expenses (1)	2,063	2,392	2,256	(13.8)%	6.0%
Total noninterest expense	$36,401	$35,324	$36,808	3.0%	(4.0)%

(1)	Other operating expenses primarily consist of telephone, investor relations, promotional, regulatory expenses, and correspondent bank fees.
2016 vs. 2015.
During the year ended December 31, 2016, noninterest expense increased by $1.1 million, or 3.0%, to $36.4 million from $35.3 million for the year ended December 31, 2015, primarily as a result of:

•	An increase of $1.5 million in our professional fees primarily related to an increase in accounting and legal fees during the year ended December 31, 2016; and

•
An increase in various expense accounts related to the normal course of operating, including expenses related to the conversion of some of our branches to loan production offices, as well as an increase in our data processing expense; partially offset by

•	A decrease of $185 thousand in salaries and employee benefits primarily related to the reversal of our incentive compensation accrual in the fourth quarter of 2016;

•	A decrease of $300 thousand in our FDIC insurance expense as a result of a decrease in our insurance premium rate; and

•
A decrease of $435 thousand in other real estate owned (“OREO”) as a result of lower carrying costs and other expenses related to OREO during the year ended December 31, 2016 as compared to the same period in 2015.

2015 vs. 2014.
During the year ended December 31, 2015, noninterest expense decreased by $1.5 million, or 4.0%, to $35.3 million from $36.8 million for the year ended December 31, 2014, primarily as a result of:

•
A decrease of $1.6 million in the carrying costs and other costs associated with OREO and other expenses related to OREO during the year ended December 31, 2015 as compared to the same period in 2014; and

•
A decrease of $569 thousand in salaries and employee benefits primarily related to decreases in our workmen's compensation premium, employment agency fees, and consulting fees and forfeitures in our 401(k) plan; partially offset by

•
An increase in various expense accounts related to the normal course of operating, including expenses related to an increase in the square footage of our leased premises, the implementation of our mobile banking platform and the roll out of our new credit card platform.

Provision for (Benefit from) Income Tax
For the year ended December 31, 2016, we recorded a $16.8 million income tax expense, as compared to an income tax benefit of $11.6 million and $608 thousand for the years ended December 31, 2015 and 2014, respectively. We had income tax expense of $16.8 million during the year ended December 31, 2016 as a result of the establishment of a full valuation allowance during 2016 on the balance of our deferred tax asset, which includes current and historical losses that may be used to offset taxes on future profits. Accounting rules specify that management must evaluate the deferred tax asset on a recurring basis to determine whether enough positive evidence exists to determine whether it is more-likely-than-not that the deferred tax asset will be available to offset or reduce future taxes. Negative evidence included the significant losses incurred during the second and third quarters of 2016, an increase in our nonperforming assets from December 31, 2015, and our accumulated deficit. Positive evidence included our forecast of our taxable income, the time period in which we have to utilize our deferred tax asset and the current economic conditions. The tax code allows net operating losses to be carried forward for 20 years from the date of the loss, and while management believes that the Company will be able to realize the deferred tax asset within that period, we are unable to assert the timing as to when that realization will occur. As a result of this conclusion and due to the hierarchy of evidence that the accounting rules specify, a valuation allowance has been recorded as of December 31, 2016 to offset the deferred tax asset.
During the year ended December 31, 2015, we recorded an income tax benefit of $11.6 million. Management evaluated the positive and negative evidence and determined that there was enough positive evidence to support the full realization of the deferred tax asset and that no valuation allowance was needed. Positive evidence included projected taxable income utilizing objective assumptions based on 2015 actual results, tax planning strategies, improvement in economic conditions and at least 17 years remaining on the life of our $8.3 million deferred tax asset generated from our net operating loss carryforward. Additionally, the Company has generated positive core earnings for the trailing six quarters which demonstrates the ability to be profitable in what is considered to be the Company's core business. While the decision to exit the mortgage business in 2013 did not necessarily ensure that the Company would become profitable, the results provide positive evidence that the decision to exit the unprofitable business is sufficient to overcome the losses incurred in recent years. Negative evidence we considered in making this determination included our three-year cumulative loss deficit and our accumulated deficit. Management determined that the expectation of future taxable income supported by our recent history of positive core earnings after adjusting for aberrational items that caused our cumulative loss condition, including discontinued operations, provided enough positive evidence to outweigh the negative evidence. Therefore, we concluded that it is more-likely-than-not that the existing $17.6 million net deferred tax asset will be realized, resulting in the reversal of the entire valuation allowance against the Company's deferred tax asset. Although we do not expect to be required to pay income tax to the appropriate taxing authorities of any sizeable amount until we have depleted our net operating loss carryforwards, we expect to recognize income tax expense in our financial statements beginning in 2016 at a combined rate of approximately 41% on our pretax income.
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

Financial Condition
Assets
Our total consolidated assets increased by $78 million at December 31, 2016 from $1.1 billion at December 31, 2015. The following table sets forth the composition of our interest earning assets at:

	December 31, 2016	December 31, 2015
	(Dollars in thousands)
Interest-bearing deposits with financial institutions (1)	$122,056	$103,276
Interest-bearing time deposits with financial institutions	3,669	4,665
Federal Reserve Bank of San Francisco and Federal Home Loan Bank Stock, at cost	8,170	8,170
Securities available for sale, at fair value	43,480	52,249
Loans (net of allowances of $16,801 and $12,716, respectively)	931,525	849,733

(1)	Includes interest-earning balances maintained at the Federal Reserve Bank of San Francisco (“FRBSF”).

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
The following is a summary of the major components of securities available for sale and a comparison of the amortized cost, estimated fair values and the gross unrealized gains and losses attributable to those securities, as of December 31, 2016, 2015 and 2014:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Securities available for sale at December 31, 2016:
Residential mortgage backed securities issued by U.S. Agencies	$37,813	$6	$(1,144)	$36,675
Residential collateralized mortgage obligations issued by non agencies	484	—	(16)	468
Asset backed security	2,025	—	(592)	1,433
Mutual funds	5,000	11	(107)	4,904
Total securities available for sale	$45,322	$17	$(1,859)	$43,480
Securities available for sale at December 31, 2015:
Residential mortgage backed securities issued by U.S. Agencies	46,126	4	(976)	45,154
Residential collateralized mortgage obligations issued by non agencies	646	—	(14)	632
Asset backed security	2,027	—	(547)	1,480
Mutual funds	5,000	33	(50)	4,983
Total securities available for sale	$53,799	$37	$(1,587)	$52,249
Securities available for sale at December 31, 2014:
Residential mortgage backed securities issued by U.S. Agencies	54,653	26	(940)	53,739
Residential collateralized mortgage obligations issued by non agencies	790	—	(13)	777
Asset backed security	2,083	—	(433)	1,650
Mutual funds	4,750	45	(35)	4,760
Total securities available for sale	$62,276	$71	$(1,421)	$60,926
At December 31, 2016, 2015 and 2014, U.S. agency mortgage backed securities and collateralized mortgage obligations with an aggregate fair market value of $21.1 million, $2.9 million and $3.6 million, respectively, were pledged to secure FHLB borrowings, repurchase agreements, local agency deposits and treasury, tax and loan accounts.
The amortized cost of securities available for sale at December 31, 2016 is shown in the table below by contractual maturities taking into consideration historical prepayments based on the prior twelve months of principal payments. Expected maturities will differ from contractual maturities and historical prepayments, particularly with respect to collateralized mortgage obligations, primarily because prepayment rates are affected by changes in conditions in the interest rate market and, therefore, future prepayment rates may differ from historical prepayment rates.

	December 31, 2016 Maturing in
	One year or less		Over one year through five years		Over five years through ten years		Over ten years		Total
(Dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Securities available for sale:
Residential mortgage backed securities issued by U.S. Agencies	$7,584	1.37%	$19,014	1.43%	$9,933	1.58%	$1,282	1.80%	$37,813	1.47%
Residential collateralized mortgage obligations issued by non agencies	484	3.24%	—	—%	—	—%	—	—%	484	3.24%
Asset backed security	—	—%	—	—%	—	—%	2,025	3.37%	2,025	3.37%
Mutual funds	—	—%	5,000	1.84%	—	—%	—	—%	5,000	1.84%
Total Securities Available for sale	$8,068	1.48%	$24,014	1.52%	$9,933	1.58%	$3,307	2.76%	$45,322	1.62%
The table below indicates, as of December 31, 2016, the gross unrealized losses and fair values of our investments, aggregated by investment category, and length of time that the individual securities have been in a continuous unrealized loss position.

	Securities with Unrealized Loss at December 31, 2016
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Residential mortgage backed securities issued by U.S. Agencies	$16,110	$(267)	$19,975	$(877)	$36,085	$(1,144)
Residential collateralized mortgage obligations issued by non agencies	—	—	468	(16)	468	(16)
Asset backed security	—	—	1,433	(592)	1,433	(592)
Mutual funds	3,185	(65)	957	(42)	4,142	(107)
Total	$19,295	$(332)	$22,833	$(1,527)	$42,128	$(1,859)
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
Through the impairment assessment process, we determined that the available-for-sale securities discussed below were other-than-temporarily impaired at December 31, 2016. We recorded no credit-related impairment on available-for-sale securities in our consolidated statements of operations for the year ended December 31, 2016. The OTTI related to factors other than credit losses, in the aggregate amount of $592 thousand, was recognized as other comprehensive loss in our accompanying consolidated statement of financial condition.

The table below presents, for the year ended December 31, 2016, a roll-forward of OTTI in those instances when a portion of the OTTI was attributable to non-credit related factors and, therefore, was recognized in other comprehensive loss:

(Dollars in thousands)	Gross Other- Than- Temporary Impairments	Other-Than- Temporary Impairments Included in Other Comprehensive Loss	Net Other-Than- Temporary Impairments Included in Retained Earnings (Deficit)
Balance – December 31, 2014	$(986)	$(433)	$(553)
Changes in market value on securities for which an OTTI was previously recognized	(166)	(166)	—
Principal received on OTTI security	52	52	—
Balance – December 31, 2015	$(1,100)	$(547)	$(553)
Change in market value on a security for which an OTTI was previously recognized	(47)	(47)	—
Principal received on OTTI security	2	2	—
Balance – December 31, 2016	$(1,145)	$(592)	$(553)
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
Based on our OTTI assessment process, we determined that there is one asset-backed security in our portfolio of securities available for sale that was impaired as of December 31, 2016. This security is a multi-class, cash flow collateralized bond obligation backed by a pool of trust preferred securities issued by a diversified pool of 56 issuers that consisted of 45 U.S. depository institutions and 11 insurance companies at the time of the security’s issuance in November 2007. We purchased $3.0 million face amount of this security in November 2007 at a price of 95.21% for a total purchase price of $2.9 million, out of a total of $363 million of this security sold at the time of issuance. The security that we own (CUSIP 74042CAE8) is the mezzanine class B piece security with a variable interest rate of 3 month LIBOR plus 60 basis points, which had a rating of Aa2 and AA by Moody’s and Fitch, respectively, at the time of issuance in 2007.
As of December 31, 2016 the amortized cost of this security was $2.0 million with a fair value of $1.4 million, for an unrealized loss of approximately $592 thousand. As of December 31, 2016, the security had a Baa3 rating from Moody’s and a B rating from Fitch and had experienced $42.5 million in defaults (12.5% of total current collateral) and $7.0 million in deferring securities (2.1% of total current collateral) from issuance to December 31, 2016. As of December 31, 2016, the mezzanine class B tranche had $59.7 million in excess subordination.

We have made a determination that the remainder of our securities with respect to which there were unrealized losses as of December 31, 2016 are not other-than-temporarily impaired, because we have concluded that we have the ability to continue to hold those securities until their respective fair market values increase above their respective amortized costs or, if necessary, until their respective maturities. In reaching that conclusion we considered a number of factors and other information, which included: (i) the significance of each such security, (ii) the amount of the unrealized losses attributable to each such security, (iii) our liquidity position, (iv) the impact that retention of those securities could have on our capital position, and (v) our evaluation of the expected future performance of these securities (based on the criteria discussed above).

Loans
The following table sets forth the composition, by loan category, of our loan portfolio at December 31, 2016, 2015, 2014, 2013 and 2012:

	At December 31,
	2016		2015		2014		2013		2012
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial loans	$333,376	35.2%	$347,300	40.3%	$301,746	36.0%	$226,450	29.2%	$170,792	23.4%
Commercial real estate loans – owner occupied	214,420	22.7%	195,554	22.7%	212,515	25.4%	174,221	22.4%	165,922	22.7%
Commercial real estate loans – all other	173,223	18.3%	146,641	17.0%	146,676	17.5%	177,884	22.9%	150,189	20.6%
Residential mortgage loans – multi-family	130,930	13.8%	81,487	9.5%	95,276	11.4%	96,565	12.4%	105,119	14.4%
Residential mortgage loans – single family	34,527	3.6%	52,072	6.0%	64,326	7.7%	75,660	9.7%	87,263	11.9%
Land development loans	18,485	2.0%	10,001	1.2%	7,745	0.9%	18,458	2.4%	24,018	3.3%
Consumer loans	41,563	4.4%	28,663	3.3%	9,687	1.2%	7,599	1.0%	27,296	3.7%
Total loans	946,524	100.0%	861,718	100.0%	837,971	100.0%	776,837	100.0%	730,599	100.0%
Deferred fee (income) costs, net	1,802		731		59		(53)		(461)
Allowance for loan and lease losses	(16,801)		(12,716)		(13,833)		(11,358)		(10,881)
Loans, net	$931,525		$849,733		$824,197		$765,426		$719,257
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
The following table sets forth the maturity distribution of our loan portfolio (excluding single and multi-family residential mortgage loans and consumer loans) at December 31, 2016:

	December 31, 2016
	One Year or Less	Over One Year Through Five Years	Over Five Years	Total
	(Dollars in thousands)
Real estate loans(1)
Floating rate	$12,744	$68,022	$147,317	$228,083
Fixed rate	3,507	53,587	120,951	178,045
Commercial loans
Floating rate	117,434	116,552	25,837	259,823
Fixed rate	21,134	40,643	11,776	73,553
Total	$154,819	$278,804	$305,881	$739,504

(1)	Does not include mortgage loans on single or multi-family residences or consumer loans, which totaled $165.5 million and $41.6 million, respectively, at December 31, 2016.

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
The following table sets forth information regarding our nonperforming assets, as well as information regarding restructured loans, at December 31, 2016 and December 31, 2015:

	At December 31, 2016	At December 31, 2015
	(Dollars in thousands)
Nonaccrual loans:
Commercial loans	$20,330	$12,284
Commercial real estate	4,346	10,083
Residential real estate	221	1,148
Land development	—	1,618
Total nonaccrual loans	$24,897	$25,133
Loans past due 90 days and still accruing interest:
Total loans past due 90 days and still accruing interest	$—	$—
Other real estate owned (OREO):
Residential real estate	$—	$650
Total other real estate owned	$—	$650
Total nonperforming assets	$24,897	$25,783
Restructured loans:
Accruing loans	$—	$724
Nonaccruing loans (included in nonaccrual loans above)	8,931	20,070
Total restructured loans	$8,931	$20,794
As the above table indicates, total nonperforming assets decreased by approximately $886 thousand, or 3.4%, to $24.9 million as of December 31, 2016 from $25.8 million as of December 31, 2015. The decrease in our non-performing loans resulted primarily from $8.4 million in payoffs, including the $4.0 million payoff of one legacy loan that was previously placed on nonaccrual status, pay downs of $7.8 million primarily related to two large loan relationships, and $17.0 million charged-off during the year ended December 31, 2016, partially offset by $33.4 million moving to nonaccrual status during the same period. The $33.4 million of loans moving to nonaccrual status, included a $12.5 million participated shared national credit placed on nonaccrual during the first quarter of 2016, for which $12.0 million was charged off during the year ended December 31, 2016. See “Current Developments” above in this Item 7 for additional information about the charge-off of this credit. The decrease in our OREO balance from December 31, 2015 related to the sale of the remaining portion of our OREO property during the first quarter of 2016, which resulted in a gain of $107 thousand during the year ended December 31, 2016.
Information Regarding Impaired Loans. At December 31, 2016, loans deemed impaired totaled $24.9 million as compared to $25.9 million at December 31, 2015. We had an average investment in impaired loans of $28.0 million for the year ended December 31, 2016 as compared to $28.8 million for the year ended December 31, 2015. The interest that would have been earned during the year ended December 31, 2016 had the nonaccruing impaired loans remained current in accordance with their original terms was approximately $1.2 million.

The following table sets forth the amount of impaired loans to which a portion of the ALLL has been specifically allocated, and the aggregate amount so allocated, in accordance with ASC 310-10, and the amount of the ALLL and the amount of impaired loans for which no such allocations were made, in each case at December 31, 2016 and December 31, 2015:

	December 31, 2016			December 31, 2015
	Loans	Reserves for Loan Losses	% of Reserves to Loans	Loans	Reserves for Loan Losses	% of Reserves to Loans
	(Dollars in thousands)
Impaired loans with specific reserves	$3,309	$2,042	61.7%	$1,621	$484	29.9%
Impaired loans without specific reserves	21,588	—	—	24,236	—	—
Total impaired loans	$24,897	$2,042	8.2%	$25,857	$484	1.9%
The $1.0 million decrease in impaired loans to $24.9 million at December 31, 2016 from $25.9 million at December 31, 2015 was primarily attributable to $16.8 million in principal payments, $17.0 million charged-off on impaired loans, and $520 thousand of impaired loans transferred to accrual status during the year ended December 31, 2016 partially offset by additions of $33.4 million to impaired loans during the same period. Of these amounts, a $12.5 million participated shared national credit was placed on nonaccrual during the first quarter of 2016, for which $7.5 million was charged off during the second quarter of 2016 and the remaining balance was charged off during the third quarter of 2016. See “Current Developments” above in this Item 7 for additional information about the charge-off of this credit. Accruing restructured loans were comprised of a number of loans performing in accordance with modified terms, which included lowering of interest rates, deferral of payments, or modifications to payment terms. Based on an internal analysis, using the current estimated fair values of the collateral or the discounted present values of the future estimated cash flows of the impaired loans, we concluded that, at December 31, 2016, $2.0 million of specific reserves were required on three impaired loans and that all remaining impaired loans were well secured and adequately collateralized with no specific reserves required.
Allowance for Loan and Lease Losses. The ALLL totaled $16.8 million, representing 1.78% of loans outstanding, at December 31, 2016, as compared to $12.7 million, or 1.48% of loans outstanding, at December 31, 2015.
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
Set forth below is information regarding loan balances and the related ALLL, by portfolio type, for the years ended December 31, 2016, 2015, 2014, 2013 and 2012 (excluding mortgage loans held for sale).

(Dollars in thousands)	Commercial	Real Estate	Land Development	Consumer and Single Family Mortgages	Unallocated	Total
ALLL for the year ended December 31, 2016:
Balance at beginning of year	$6,639	$5,109	$282	$686	$—	$12,716
Charge offs	(15,390)	(1,119)	—	(540)	—	(17,049)
Recoveries	1,189	1	57	17	—	1,264
Provision	18,838	235	4	479	314	19,870
Balance at end of year	$11,276	$4,226	$343	$642	$314	$16,801
Allowance for loan and lease losses as a percentage of average total loans						1.96%
Allowance for loan and lease losses as a percentage of total outstanding loans						1.78%
Ratio of net charge-offs to average loans outstanding during the period						1.84%
ALLL for the year ended December 31, 2015:
Balance at beginning of year	$7,670	$5,133	$296	$734	$—	$13,833
Charge offs	(2,643)	—	(85)	(199)	—	(2,927)
Recoveries	1,798	4	—	8	—	1,810
Provision	(186)	(28)	71	143	—	—
Balance at end of year	$6,639	$5,109	$282	$686	$—	$12,716
Allowance for loan and lease losses as a percentage of average total loans						1.54%
Allowance for loan and lease losses as a percentage of total outstanding loans						1.48%
Ratio of net charge-offs to average loans outstanding during the period						0.13%
ALLL for the year ended December 31, 2014:
Balance at beginning of year	$5,812	$4,517	$165	$864	$—	$11,358
Charge offs	(551)	—	—	(102)	—	(653)
Recoveries	1,467	76	—	85	—	1,628
Provision	942	540	131	(113)	—	1,500
Balance at end of year	$7,670	$5,133	$296	$734	$—	$13,833
Allowance for loan and lease losses as a percentage of average total loans						1.73%
Allowance for loan and lease losses as a percentage of total outstanding loans						1.65%
Ratio of net charge-offs to average loans outstanding during the period						(0.12)%
ALLL for the year ended December 31, 2013:
Balance at beginning of year	$6,340	$3,487	$248	$806	$—	$10,881
Charge offs	(5,945)	(308)	(5)	(200)	—	(6,458)
Recoveries	2,337	5	54	34	—	2,430
Provision	3,080	1,333	(132)	224	—	4,505
Balance at end of year	$5,812	$4,517	$165	$864	$—	$11,358
Allowance for loan and lease losses as a percentage of average total loans						1.59%
Allowance for loan and lease losses as a percentage of total outstanding loans						1.46%
Ratio of net charge-offs to average loans outstanding during the period						0.56%
ALLL for the year ended December 31, 2012:
Balance at beginning of year	$8,908	$5,777	$316	$626	$—	$15,627
Charge offs	(6,664)	(1,184)	(158)	(568)	—	(8,574)
Recoveries	1,657	198	—	23	—	1,878
Provision	2,439	(1,304)	90	725	—	1,950
Balance at end of year	$6,340	$3,487	$248	$806	$—	$10,881
Allowance for loan and lease losses as a percentage of average total loans						1.56%
Allowance for loan and lease losses as a percentage of total outstanding loans						1.49%
Ratio of net charge-offs to average loans outstanding during the period						0.96%

The ALLL increased $4.1 million from December 31, 2015 to December 31, 2016 primarily as a result of new loan growth and charge offs exceeding recoveries during that same period.
We classify our loan portfolios using asset quality ratings. The credit quality table in Note 5, Loans and Allowance for Loan and Lease Losses below in Item 8, provides a summary of loans by portfolio type and asset quality ratings as of December 31, 2016 and December 31, 2015. Loans totaled approximately $946.5 million at December 31, 2016, an increase of $84.8 million from $861.7 million at December 31, 2015. The disaggregation of the loan portfolio by risk rating in the credit quality table located in Note 5 reflects the following changes that occurred between December 31, 2015 and December 31, 2016:

•
Loans rated "Pass" totaled $879.8 million, an increase of $63.5 million from $816.3 million at December 31, 2015. The increase was primarily attributable to new loan growth and $6.4 million upgraded from "Special Mention", partially offset by downgrades to "Special Mention", "Substandard" and "Doubtful" of $12.2 million, $30.5 million and $3.3 million, respectively, and paydowns of principal payments.

•
Loans rated "Special Mention" totaled $14.7 million, a decrease of $521 thousand from $15.3 million at December 31, 2015. The decrease was primarily the result of $5.1 million in downgrades to "Substandard", $6.4 million upgraded to "Pass", and payoffs and principal payments, partially offset by $12.2 million downgraded from "Pass".

•
Loans rated "Substandard" totaled $48.7 million, an increase of $18.5 million from $30.2 million at December 31, 2015. This increase was primarily the result of $30.5 million downgraded from "Pass" and $4.3 million downgraded from "Special Mention", partially offset by principal payments of $2.4 million, payoffs of $10.8 million, $2.5 million of loans charged off and upgrades of $548 thousand.

•
Loans rated "Doubtful" totaled $3.3 million, an increase of $3.3 million from $0.0 million at December 31, 2015. This increase was the result of two commercial loan relationships downgraded from "Pass."

Our loss migration analysis currently utilizes a series of twelve staggered 16-quarter migration periods, which was increased during the second quarter of 2015 from four staggered 16-quarter migration periods in order to broaden the loss experience incorporated into the analysis. As a result, for purposes of determining applicable loss factors at December 31, 2016, our migration analysis covered the period from June 30, 2011 to December 31, 2015. We believe this was consistent with and reasonably reflects current economic conditions, portfolio trends and the risks that were inherent in our loan portfolio at December 31, 2016.
The table below sets forth loan delinquencies, by quarter, from December 31, 2016 to December 31, 2015.

	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015
Loans Delinquent:	(Dollars in thousands)
90 days or more:
Commercial loans	$13,946	$8,663	$6,910	$8,193	$8,766
Commercial real estate	1,003	1,011	6,076	6,229	6,004
Residential mortgages	—	—	—	535	535
Land development loans	—	—	1,140	1,595	1,618
	14,949	9,674	14,126	16,552	16,923
30-89 days:
Commercial loans	7,055	6,287	3,215	28,781	3,018
Commercial real estate	4,142	1,034	—	247	316
Residential mortgages	—	62	2,364	—	—
Consumer loans	38	—	115	250	—
	11,235	7,383	5,694	29,278	3,334
Total Past Due(1):	$26,184	$17,057	$19,820	$45,830	$20,257

(1)	Past due balances include nonaccrual loans.
As the above table indicates, total past due loans increased by $5.9 million, to $26.2 million at December 31, 2016 from $20.3 million at December 31, 2015. Loans past due 90 days or more decreased by $2.0 million, to $14.9 million at December 31, 2016, from $16.9 million at December 31, 2015. Subsequent to December 31, 2016, $3.0 million in loans have been paid off or paid down.
Loans 30-89 days past due increased by $7.9 million to $11.2 million at December 31, 2016 from $3.3 million at December 31, 2015 primarily attributable to additions of $10.2 million in delinquent loans and $1.0 million moving from 90 days or more past due to 30-89 days past due, partially offset by payoffs of $2.3 million and loans brought current of $1.0 million. The

$10.2 million of new delinquent loans primarily relate to loans that have matured and are in process of renewal or being paid off. Subsequent to December 31, 2016, $3.9 million in loans have been paid off or been brought current.

Deposits
Average Balances of and Average Interest Rates Paid on Deposits
Set forth below are the average amounts of, and the average rates paid on, deposits for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016		2015		2014
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)
Noninterest bearing demand deposits	$299,447	—	$237,371	—	$206,295	—
Interest-bearing checking accounts	60,024	0.27%	40,916	0.23%	36,281	0.28%
Money market and savings deposits	327,401	0.63%	300,088	0.57%	170,047	0.34%
Time deposits(1)	263,569	0.99%	308,529	0.90%	431,789	0.96%
Total deposits	$950,441	0.51%	$886,904	0.51%	$844,412	0.57%

(1)	Comprised of time certificates of deposit in denominations of less than and more than $100,000.
Deposit Totals
Deposits totaled $1.0 billion at December 31, 2016 as compared to $893.8 million at December 31, 2015. The following table provides information regarding the mix of our deposits at December 31, 2016 and December 31, 2015:

	At December 31, 2016		At December 31, 2015
	Amounts	% of Total Deposits	Amounts	% of Total Deposits
	(Dollars in thousands)
Core deposits
Noninterest bearing demand deposits	$332,573	33.2%	$249,676	27.9%
Savings and other interest-bearing transaction deposits	410,819	41.0%	363,838	40.7%
Time deposits	257,908	25.8%	280,326	31.4%
Total deposits	$1,001,300	100.0%	$893,840	100.0%
Certificates of deposit in denominations of $100,000 or more, on which we pay higher rates of interest than on other deposits, aggregated $227.2 million, or 22.7%, of total deposits at December 31, 2016, as compared to $245.2 million, and 27.4%, of total deposits at December 31, 2015. This decrease was due to our decision to decrease our reliance on certificates of deposit.
Set forth below is a maturity schedule of domestic time certificates of deposit outstanding at December 31, 2016 and December 31, 2015:

	December 31, 2016		December 31, 2015
Maturities	Certificates of Deposit Under $ 100,000	Certificates of Deposit $100,000 or more	Certificates of Deposit Under $100,000	Certificates of Deposit $100,000 or more
	(Dollars in thousands)
Three months or less	$9,269	$72,671	$13,419	$109,179
Over three and through six months	4,794	35,800	5,453	31,336
Over six and through twelve months	11,077	75,932	12,286	83,252
Over twelve months	5,577	42,788	3,957	21,444
Total	$30,717	$227,191	$35,115	$245,211

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
Our liquid assets, which included cash and due from banks, federal funds sold, interest earning deposits that we maintain with financial institutions and unpledged securities available for sale (excluding Federal Reserve Bank and FHLB stock) totaled $161.6 million, which represented 14% of total assets, at December 31, 2016. We believe that our cash and cash equivalent resources, together with available borrowings under our credit facilities, will be sufficient to meet normal operating requirements for at least the next twelve months, including to enable us to meet any increase in deposit withdrawals that might occur in the foreseeable future.
Cash Flow Provided by Operating Activities. In 2016, operating activities provided net cash of $4.3 million primarily attributable to non-cash adjustments to our net loss, which primarily resulted from the provision for loan and lease losses and the valuation allowance established on our deferred tax asset during the year ended December 31, 2016. In 2015, operating activities provided net cash of $1.9 million primarily attributable to net income of $12.4 million, partially offset by the reversal of our deferred tax asset valuation allowance of $11.6 million.
Cash Flow Used in Investing Activities. In 2016, investing activities used net cash of $92.3 million, primarily attributable to $101.3 million used to fund an increase in loans, partially offset by $8.2 million of cash from maturities of and principal payments on securities available for sale, a $996 thousand decrease in our interest bearing time deposits with financial institutions and $757 thousand of proceeds from sales of OREO. In 2015, investing activities used net cash of $14.4 million, primarily attributable to $25.2 million used to fund an increase in loans, partially offset by $8.4 million of cash from maturities of and principal payments on securities available for sale, $2.1 million of cash from principal payments on other investments and $1.2 million of proceeds from sales of OREO.
Cash Flow Provided by (Used in) Financing Activities. In 2016, financing activities provided net cash of $112.9 million, consisting primarily of a $82.9 million net increase in noninterest bearing deposits and a $24.6 million net increase in interest bearing deposits, which resulted from a decision to increase our core deposit base, and a $5.0 million net increase in borrowings. In 2015, financing activities used net cash of $50.8 million, consisting primarily of a $34.7 million net decrease in interest bearing deposits, which resulted from a decision to increase our core deposit base, which included the transition of a portion of our certificates of deposit customers to savings account customers, and a $29.5 million decrease in borrowings, partially offset by an increase in noninterest bearing deposits of $12.2 million.
Ratio of Loans to Deposits. The relationship between gross loans and total deposits can provide a useful measure of a bank’s liquidity. Since repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loan-to-deposit ratio the less liquid are our assets. On the other hand, since we realize greater yields on loans than we do on investments, a lower loan-to-deposit ratio can adversely affect interest income and earnings. As a result, our goal is to achieve a loan-to-deposit ratio that appropriately balances the requirements of liquidity and the need to generate a fair return on our assets. At December 31, 2016 and 2015, the loan-to-deposit ratio was 95% and 96%, respectively.

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
Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the following table) of total capital, common equity Tier 1 capital and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). We believe that, as of December 31, 2016, the Company and the Bank met all capital adequacy requirements to which they are subject and have not been notified by any regulatory agency that would require the Company or the Bank to maintain additional capital.
The actual capital amounts and ratios of the Company and the Bank at December 31, 2016 are presented in the following table:

			Applicable Federal Regulatory Requirement
At December 31, 2016	Actual Capital		For Capital Adequacy Purposes		To be Categorized As Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total Capital to Risk Weighted Assets:
Company	$131,043	12.8%	$88,230	At least 8.625	N/A	N/A
Bank	114,412	11.4%	86,566	At least 8.625	$100,366	At least 10.0
Common Equity Tier 1 Capital to Risk Weighted Assets:
Company	101,199	9.9%	52,427	At least 5.125	N/A	N/A
Bank	101,807	10.1%	51,438	At least 5.125	65,238	At least 6.5
Tier 1 Capital to Risk Weighted Assets:
Company	$118,199	11.6%	$67,771	At least 6.625	N/A	N/A
Bank	101,807	10.1%	66,492	At least 6.625	$80,293	At least 8.0
Tier 1 Capital to Average Assets:
Company	$118,199	10.5%	$44,923	At least 4.0	N/A	N/A
Bank	101,807	9.2%	44,360	At least 4.0	$55,450	At least 5.0
As the above table indicates, at December 31, 2016, the Bank (on a stand-alone basis) qualified as a “well—capitalized” institution, and the capital ratios of the Company (on a consolidated basis) exceeded the capital ratios mandated for bank holding companies, under federally mandated capital standards and federally established prompt corrective action regulations. Since December 31, 2016, there have been no events or circumstances known to us which have changed or which are expected to result in a change in the Company’s or the Bank’s classification as well-capitalized institutions.
In early July 2013, the Federal Reserve Board and the FDIC issued final rules implementing the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act changes.  The rules revise minimum capital requirements and adjust prompt corrective action thresholds.  The final rules revise the regulatory capital elements, add a new common equity Tier 1 capital ratio, increase the minimum Tier 1 capital ratio requirement, and implement a new capital conservation buffer.  The rules also permit certain banking organizations to retain, through a one-time election, the existing treatment for accumulated other comprehensive income.  The final rules took effect for community banks on January 1, 2015, subject to a transition period for certain parts of the rules.  At December 31, 2016 the Bank (on a stand-alone basis) continued to qualify as a well-capitalized institution, and the Company continued to exceed the minimum required capital ratios applicable to it, under the capital adequacy guidelines described above.
The consolidated total capital and Tier 1 capital of the Company at December 31, 2016 includes an aggregate of $17.0 million principal amount of the $17.5 million of 30-year junior subordinated debentures that we issued in 2002 and 2004 (the

“Debentures”). See “—Contractual Obligations—Junior Subordinated Debentures” below for additional information. We contributed the net proceeds from the sales of the Debentures to the Bank, thereby providing it with additional cash to fund the growth of its banking operations and, at the same time, to increase its total capital and Tier 1 capital.
Quarterly interest payments on the Debentures require prior approval of the FRBSF. As of December 31, 2016, we were current on all interest payments.
Dividend Policy and Share Repurchase Programs.
It is, and since the beginning of 2009 it has been, the policy of the Boards of Directors of the Company and the Bank to preserve cash to enhance our capital positions and the Bank's liquidity. In addition, we have agreed that the Bank will not, without the FRB and the CDBO's prior written approval, pay any dividends to Bancorp. Accordingly, we do not expect to pay dividends or make share repurchases for the foreseeable future.
The principal source of cash available to a bank holding company consists of cash dividends from its bank subsidiaries. There are currently several restrictions on the Bank’s ability to pay us cash dividends. Government regulations, including the laws of the State of California, as they pertain to the payment of cash dividends by California state chartered banks, limits the amount of funds that the Bank is permitted to dividend to us. Further, Section 23(a) of the Federal Reserve Act limits the amounts that a bank may loan to its bank holding company to an aggregate of no more than 10% of the bank subsidiary’s capital surplus and retained earnings and requires that such loans be secured by specified assets of the bank holding company. We have committed to obtaining approval from the FRB and the CDBO prior to Bancorp paying any dividends, or make any distributions representing interest, principal or other sums on subordinated debentures or trust preferred securities. There can be no assurance that our regulators will approve such payments or dividends in the future. Refer to “Regulatory Matters” above in Item 1 and Note 14, Shareholders' Equity in the notes to our consolidated financial statements for more detail regarding the regulatory restrictions on our and the Bank's ability to pay dividends. While restrictions on the payment of dividends from the Bank to us exist, there are no restrictions on the dividends that PMAR may pay us. PMAR has approximately $15.0 million in assets and could provide us with additional cash if required. In addition, we currently have sufficient cash on hand to meet our cash obligations. As a result, we do not expect that these restrictions will impact our ability to meet our cash obligations.

Off Balance Sheet Arrangements
Loan Commitments and Standby Letters of Credit. To meet the financing needs of our customers in the normal course of business, we are a party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit and standby letters of credit. At December 31, 2016 and 2015, we were committed to fund certain loans including letters of credit amounting to approximately $317 million and $193 million, respectively.
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

Contractual Obligations
The following table summarizes the contractual obligations as of December 31, 2016:

	Maturity/Obligation by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(Dollars in thousands)
Deposits	$1,001,300	$957,572	$43,413	$315	$—
FHLB Borrowings	15,000	15,000	—	—	—
Junior Subordinated Debentures	17,527	—	—	—	17,527
Operating Leases	7,535	2,463	4,066	1,006	—
Total	$1,041,362	$975,035	$47,479	$1,321	$17,527
The table above excludes unrecognized tax benefits because we are unable to reasonably estimate the period during which this obligation may be incurred, if at all. As of December 31, 2016, we had unrecognized tax benefits of $211 thousand.
FHLB Borrowings. As of December 31, 2016, we had $15.0 million of outstanding borrowings obtained from the FHLB. At December 31, 2016, $527 million of loans were pledged to secure our FHLB borrowings and to support our unfunded borrowing capacity. At December 31, 2016, we had unused borrowing capacity of $272 million with the FHLB.
The highest amount of borrowings outstanding at any month-end during the year ended December 31, 2016 was $15 million, which consisted of borrowings from the FHLB. By comparison, the highest amount of borrowings outstanding at any month end in 2015 consisted of $39.5 million of borrowings from the FHLB.
Junior Subordinated Debentures. Pursuant to rulings of the FRB, bank holding companies were permitted to issue long term subordinated debt instruments that, subject to certain conditions, would qualify as and, therefore, augment capital for regulatory purposes. At December 31, 2016, we had outstanding approximately $17.5 million principal amount of 30-year junior subordinated floating rate debentures (the “Debentures”).

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
These Debentures require quarterly interest payments, which are used to make quarterly distributions required to be paid on the corresponding trust preferred securities. Subject to certain conditions, we have the right, at our discretion, to defer those interest payments, and the corresponding distributions on the trust preferred securities, for up to five years. Exercise of this deferral right does not constitute a default of our obligations to pay the interest on the Debentures or the corresponding distributions that are payable on the trust preferred securities. We have committed to obtaining approval from the FRB and the CDBO prior to making any distributions representing interest, principal or other sums on subordinated debentures or trust preferred securities. Refer to “Regulatory Matters” above in Item 1 for further detail. As of December 31, 2016, we were current on all interest payments. There can be no assurance that our regulators will approve such payments in the future.
Operating Lease Obligations. We lease certain facilities and equipment under various non-cancelable operating leases, which include escalation clauses ranging between 2% and 6% per annum. Future minimum non-cancelable lease commitments, were as follows:

At December 31, 2016
(Dollars in thousands)
2017	$2,463
2018	2,069
2019	1,997
2020	901
2021 and beyond	105
Total	$7,535
Maturing Time Certificates of Deposits. Set forth below is a maturity schedule, as of December 31, 2016, of time certificates of deposit of $100,000 or more:

At December 31, 2016
(In thousands)
2017	$184,403
2018	40,358
2019	2,188
2020	101
2021 and beyond	141
Total	$227,191

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
Under our credit risk management structure, each loan is assigned an internal asset quality rating that is based on defined credit standards. While the criteria may vary by product, each rating focuses on the borrower’s inherent operating risks, the quality of management, historical financial performance, financial capacity, the stability of profits and cash flow, and the adequacy of the secondary repayment sources. Asset quality ratings for each loan are monitored and reassessed on an ongoing basis. If necessary, ratings are adjusted to reflect changes in the client's financial condition, cash flow, financial position, or the absence of current financial information. During the third quarter of 2016, our Credit Administration, along with three independent loan review firms, completed a comprehensive review of our commercial and commercial real estate loan portfolio. This review culminated in the downgrading of approximately $48 million in credits, of which $38 million were classified credits. Approximately 86% of these credit downgrades involved loans that were performing. We also completed a re–organization and centralization of our loan portfolio monitoring function at the end of the third quarter of 2016, which we believe will improve our loan portfolio monitoring capabilities in future periods. Of the $48 million in loan downgrades during the third quarter of 2016, $13.7 million in principal payments were received and $2.2 million in loan upgrades were made during the fourth quarter of 2016. This represents a 33% reduction and improvement from September 30, 2016, leaving $32 million in loan downgrades taken in the third quarter of 2016 that we continue to manage and currently anticipate being paid down or upgraded by the middle of 2017. Refer to “Financial Condition — Allowance for Loan and Lease Losses” above in this Item 7 for further detail regarding our internal asset quality ratings.
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
We measure interest rate risk and the effect of changes in market interest rates using a net interest income simulation analysis. The analysis incorporates our balance sheet as of December 31, 2016 and assumptions that reflect the current interest rate environment. The analysis estimates the interest rate impact of a parallel increase in interest rates over a twelve-month horizon.
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
The estimated changes in net interest income for a twelve-month period based on changes in the interest rates applied as of December 31, 2016 were as follows:

Change in Market Interest Rates (basis points)	Amount ($)	Percent (%)
	(in thousands)
+200	$4,433	10.90%
+100	2,192	5.40%
-100	(3,722)	(9.20)%
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
The estimated changes in EVE based on interest rates applied as of December 31, 2016 were as follows:

Change in Market Interest Rates (basis points)	Amount ($)	Percent (%)
	(in thousands)
+200	$25,520	17.40%
+100	12,496	8.50%
-100	(4,458)	(3.00)%

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
Our critical accounting policies consist of the accounting policies and practices we follow in determining (i) the sufficiency of the allowance we establish for loan and lease losses, (ii) the fair values of our investment securities available for sale and financial instruments, and (iii) the amount of our deferred tax asset, consisting primarily of tax loss carryforwards and tax credits that we believe will be able to offset income taxes in future periods.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING
FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Shareholders
Pacific Mercantile Bancorp
We have audited Pacific Mercantile Bancorp and subsidiaries’ (Pacific Mercantile Bancorp) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Pacific Mercantile Bancorp's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Pacific Mercantile Bancorp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition of Pacific Mercantile Bancorp and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows, and our report dated March 10, 2017 expressed an unqualified opinion.

/s/ RSM US LLP
Irvine, CA
March 10, 2017

ITEM 8.	FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Pacific Mercantile Bancorp
We have audited the accompanying consolidated statements of financial condition of Pacific Mercantile Bancorp and subsidiaries (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity and cash flows for each of the three years in the period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pacific Mercantile Bancorp and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 10, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ RSM US LLP
Irvine, CA
March 10, 2017

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except for per share data)

	December 31,
	2016	2015
ASSETS
Cash and due from banks	$16,789	$10,645
Interest bearing deposits with financial institutions	122,056	103,276
Cash and cash equivalents	138,845	113,921
Interest-bearing time deposits with financial institutions	3,669	4,665
Federal Reserve Bank of San Francisco and Federal Home Loan Bank Stock, at cost	8,170	8,170
Securities available for sale, at fair value	43,480	52,249
Loans (net of allowances of $16,801 and $12,716, respectively)	931,525	849,733
Other real estate owned	—	650
Accrued interest receivable	2,702	2,266
Premises and equipment, net	1,257	1,142
Net deferred tax assets	—	17,576
Other assets	11,041	12,017
Total assets	$1,140,689	$1,062,389
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$332,573	$249,676
Interest-bearing	668,727	644,164
Total deposits	1,001,300	893,840
Borrowings	15,000	10,000
Accrued interest payable	201	255
Other liabilities	6,942	6,851
Junior subordinated debentures	17,527	17,527
Total liabilities	1,040,970	928,473
Commitments and contingencies (Note 15)
Shareholders’ equity:
Preferred stock, no par value, 2,000,000 shares authorized:
Series B Convertible 8.4% Noncumulative Preferred Stock, 300,000 shares authorized; 0 issued and outstanding at December 31, 2016 and December 31, 2015; liquidation preference $100 per share, plus accumulated but undeclared dividends	—	—
Series C 8.4% Noncumulative Preferred Stock, 300,000 shares authorized; 0 issued and outstanding at December 31, 2016 and December 31, 2015; liquidation preference $100 per share plus accumulated but undeclared dividends	—	—
Common stock, no par value, 85,000,000 shares authorized; 23,004,668 and 22,820,332 shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively	148,680	147,202
Accumulated deficit	(47,119)	(12,476)
Accumulated other comprehensive loss	(1,842)	(810)
Total shareholders’ equity	99,719	133,916
Total liabilities and shareholders’ equity	$1,140,689	$1,062,389
The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except for per share data)

	Year Ended December 31,
	2016	2015	2014
Interest income:
Loans, including fees	$38,580	$36,717	$36,344
Securities available for sale and stock	1,578	1,710	1,613
Interest-bearing deposits with financial institutions	842	370	333
Total interest income	41,000	38,797	38,290
Interest expense:
Deposits	4,820	4,559	4,817
Borrowings	657	710	1,012
Total interest expense	5,477	5,269	5,829
Net interest income	35,523	33,528	32,461
Provision for loan and lease losses	19,870	—	1,500
Net interest income after provision for loan and lease losses	15,653	33,528	30,961
Noninterest income
Service fees on deposits and other banking services	1,093	918	896
Net gain on sale of small business administration loans	40	—	2,074
Net loss on sale of other assets	(527)	(58)	—
Other noninterest income	2,331	1,826	1,400
Total noninterest income	2,937	2,686	4,370
Noninterest expense
Salaries and employee benefits	21,817	22,002	22,571
Occupancy	3,061	2,871	2,499
Equipment and depreciation	1,802	1,652	1,541
Data processing	1,271	1,035	931
FDIC expense	950	1,250	1,336
Other real estate owned expense, net	(70)	365	1,962
Professional fees	4,046	2,514	2,434
Business development	795	488	262
Loan related expense	375	414	532
Insurance	291	341	484
Other operating expense	2,063	2,392	2,256
Total noninterest expense	36,401	35,324	36,808
(Loss) income before income taxes	(17,811)	890	(1,477)
Income tax provision (benefit)	16,832	(11,551)	(608)
Net (loss) income from continuing operations	(34,643)	12,441	(869)
Discontinued Operations
Income from discontinued operations before income taxes	—	—	1,937
Income tax provision	—	—	711
Net income from discontinued operations	—	—	1,226
Net (loss) income	(34,643)	12,441	357
Accumulated declared dividends on preferred stock	—	—	(547)
Accumulated undeclared dividends on preferred stock	—	—	(616)
Dividends on preferred stock	—	(927)	—
Inducements for exchange of the preferred stock	—	(512)	—
Net (loss) income allocable to common shareholders	$(34,643)	$11,002	$(806)
Basic (loss) income per common share:
Net (loss) income from continuing operations	$(1.51)	$0.54	$(0.11)
Net (loss) income available to common shareholders	$(1.51)	$0.54	$(0.04)
Diluted (loss) income per common share:
Net (loss) income from continuing operations	$(1.51)	$0.53	$(0.11)
Net (loss) income available to common shareholders	$(1.51)	$0.53	$(0.04)
Weighted average number of common shares outstanding:
Basic	22,958,644	20,516,575	19,230,913
Diluted	22,958,644	20,675,279	19,230,913
The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)

	Year Ended December 31,
	2016	2015	2014
Net (loss) income	$(34,643)	$12,441	$357
Other comprehensive income (loss), net of tax:
Change in unrealized (loss) gain on securities available for sale	(1,032)	(118)	1,462
Total comprehensive (loss) income	$(35,675)	$12,323	$1,819
The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Shares and dollars in thousands)
For the Three Years Ended December 31, 2016

	Series B and C Preferred stock		Common stock		Retained earnings (accumulated deficit)	Accumulated other comprehensive income (loss)	Total
	Number of shares	Amount	Number of shares	Amount
Balance at December 31, 2013	130	$10,565	19,135	$128,877	$(22,130)	$(2,154)	$115,158
Issuance of restricted stock, net			51				—
Tax effect from vesting of restricted stock			(12)	(52)			(52)
Series C Preferred Stock issued as a stock dividend on Series B Preferred Stock	11	1,112	—	—	(1,112)	—	—
Common stock based compensation expense	—	—	—	1,139	—	—	1,139
Common stock options exercised	—	—	289	1,217	—	—	1,217
Net income	—	—	—	—	357	—	357
Other comprehensive income	—	—	—	—	—	1,462	1,462
Balance at December 31, 2014	141	$11,677	19,463	$131,181	$(22,885)	$(692)	$119,281
Exchange of Series B Preferred Stock for common stock	(112)	(8,747)	2,105	8,747	—	—	—
Exchange of Series C Preferred Stock for common stock	(35)	(3,523)	662	3,523	—	—	—
Dividends on preferred stock exchanged for common stock	—	—	174	927	(927)	—	—
Inducement for exchange of preferred stock for common stock			68	512	(512)	—	—
Costs related to the exchange of preferred stock for common stock	—	—	—	(324)	—	—	(324)
Issuance of restricted stock, net	—	—	68	—	—	—	—
Tax effect from vesting of restricted stock	—	—	(16)	(109)	—	—	(109)
Series C Preferred Stock issued as a stock dividend on Series B Preferred Stock	6	593	—	—	(593)	—	—
Common Stock based compensation expense	—	—	—	1,234	—	—	1,234
Common stock options exercised	—	—	296	1,511	—	—	1,511
Net income	—	—	—	—	12,441	—	12,441
Other comprehensive loss	—	—	—	—	—	(118)	(118)
Balance at December 31, 2015	—	$—	22,820	$147,202	$(12,476)	$(810)	$133,916
Issuance of restricted stock, net	—	—	90	—	—	—	—
Tax effect from vesting of restricted stock	—	—	(2)	(16)	—	—	(16)
Common stock based compensation expense	—	—	—	1,039	—	—	1,039
Common stock options exercised	—	—	97	455	—	—	455
Net loss	—	—	—	—	(34,643)	—	(34,643)
Other comprehensive loss	—	—	—	—	—	(1,032)	(1,032)
Balance at December 31, 2016	—	$—	23,005	$148,680	$(47,119)	$(1,842)	$99,719
The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(Dollars in thousands)

	Year Ended December 31,
	2016	2015	2014
Cash Flows From Operating Activities:
Net (loss) income	$(34,643)	$12,441	$357
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	485	525	462
Provision for loan and lease losses	19,870	—	1,500
Amortization of premium on securities	283	319	331
Other	—	—	(105)
Net amortization of deferred fees and unearned income on loans	(349)	(607)	(662)
Net gain on sales of other real estate owned	(107)	(44)	296
Net gain on sale of premises and equipment	—	(27)	(56)
Net loss on sale of other assets	527	—	—
Net gain on sale of small business administration loans	(40)	—	(2,074)
Small business administration loan originations	(806)	—	(27,097)
Proceeds from sale of small business administration loans	840	—	29,245
Write down of other real estate owned	—	85	343
Stock-based compensation expense	1,039	1,234	1,139
Tax effect of restricted stock vesting	(16)	(109)	(52)
Changes in operating assets and liabilities:
Net (increase) decrease in accrued interest receivable	(436)	170	(419)
Net decrease (increase) in other assets	144	(561)	(696)
Net decrease (increase) in deferred taxes	16,837	(11,562)	1,620
Net decrease (increase) in income taxes receivable	681	(49)	(691)
Net (decrease) increase in accrued interest payable	(54)	33	(2,063)
Net increase (decrease) in other liabilities	91	80	(1,304)
Net cash provided by discontinued operations	—	—	8,702
Net cash provided by operating activities	4,346	1,928	8,776
Cash Flows From Investing Activities:
Net decrease (increase) in interest-bearing time deposits with financial institutions	996	3	(2,245)
Maturities of and principal payments received on securities available for sale and other stock	8,193	8,409	9,403
Purchase of securities available for sale and other stock	—	(283)	(1,863)
Principal payments received on other investments	—	2,087	—
Purchase of other investments	(385)	—	—
Proceeds from sale of other real estate owned	757	1,181	15,269
Capitalized cost of other real estate owned	—	—	(21)
Net increase in loans	(101,331)	(25,209)	(65,668)
Proceeds from sale of other assets	33	—	—
Purchases of premises and equipment	(600)	(575)	(334)
Proceeds from sale of premises and equipment	—	27	77
Net cash (used in) provided by investing activities	(92,337)	(14,360)	(45,382)
Cash Flows From Financing Activities:
Payments for exchange of preferred stock for common stock	—	(324)	—
Net increase (decrease) in deposits	107,460	(22,469)	136,084
Proceeds from borrowings	15,000	—	—
Payments of borrowings	(10,000)	(29,500)	(30,500)
Proceeds from exercise of common stock options	455	1,511	1,217
Net cash provided by (used in) financing activities	112,915	(50,782)	106,801
Net increase (decrease) in cash and cash equivalents	24,924	(63,214)	70,195
Cash and Cash Equivalents, beginning of period	113,921	177,135	106,940
Cash and Cash Equivalents, end of period	$138,845	$113,921	$177,135
Supplementary Cash Flow Information:
Cash paid for interest on deposits and other borrowings	$5,531	$5,236	$7,892
Cash paid for income taxes	$12	$58	$—
 The accompanying notes are an integral part of these consolidated financial statements.

(Dollars in thousands)	Year Ended December 31,
	2016	2015	2014
Non-Cash Investing Activities:
Transfer of loans into other real estate owned	$—	$280	$5,188
Non-Cash Financing Activities:
Series C Preferred Stock issued in connection with dividends on Series B Preferred Stock	$—	$593	$1,112
Exchange of Series B and Series C Preferred Stock for common stock	$—	$13,709	$—
The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business
Organization
Pacific Mercantile Bancorp (“PMBC”) is a bank holding company which, through its wholly owned subsidiary, Pacific Mercantile Bank (the “Bank”), is engaged in the commercial banking business in Southern California. PMBC is registered as a one bank holding company under the United States Bank Holding Company Act of 1956, as amended, and, as such, is regulated by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) and the Federal Reserve Bank of San Francisco (“FRBSF”) under delegated authority from the Federal Reserve Board. Substantially all of our operations are conducted and substantially all of our assets are owned by the Bank, which accounts for substantially all of our consolidated revenues, expenses, and income. The Bank provides a full range of banking services to small and medium-size businesses and professionals primarily in Orange, Los Angeles, San Bernardino and San Diego counties in Southern California and is subject to competition from, among other things, other banks and financial institutions and from financial services organizations conducting operations in those same markets. The Bank is chartered by the California Department of Business Oversight under the Division of Financial Institutions and is a member of the FRBSF. In addition, the deposit accounts of the Bank’s customers are insured by the Federal Deposit Insurance Corporation ("FDIC") up to the maximum amount allowed by law.
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
Use of Estimates
The preparation of the financial statements in conformity with GAAP requires us to make certain estimates and assumptions that could affect the reported amounts of certain of our assets, liabilities, and contingencies at the date of the financial statements and the reported amounts of our revenues and expenses during the reporting periods. Material estimates that are particularly susceptible to changes in the near term relate primarily to our determinations of the allowance for loan and lease losses (“ALLL”), the fair values of securities available for sale, and the determination of reserves pertaining to deferred tax assets. If circumstances or financial trends on which those estimates were based were to change in the future or there were to occur any currently unanticipated events affecting the amounts of those estimates, our future financial position or results of operations could differ, possibly materially, from those expected at the current time.
Principles of Consolidation
Our consolidated financial statements for the years ended December 31, 2016, 2015 and 2014 include the accounts of PMBC, the Bank and PMAR. All significant intercompany balances and transactions were eliminated in consolidation.
Discontinued Operations
The revenues and expenses of our mortgage banking division are reported in the consolidated statements of operations as discontinued operations for all periods presented. In determining whether the revenues and expenses are reported as discontinued operations, we evaluate whether we have any significant continuing involvement in the management of any of the mortgage banking operations. If we were to determine that we had any significant continuing involvement, the revenues and expenses of the respective operations would not be recorded in discontinued operations. As of December 31, 2016 and 2015, we determined that the mortgage repurchase reserves are a liability of the Bank and are not included within the liabilities of discontinued operations. The repurchase reserves are included within other liabilities of the consolidated statements of financial condition.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents
For purposes of the statements of cash flow, cash and cash equivalents consist of cash and due from banks, interest bearing demand deposits with the FRBSF, federal funds sold and interest-bearing deposits, with original maturities of 90 days or less, with financial institutions. Generally, federal funds are sold for one-day periods. As of December 31, 2016 and 2015 the Bank maintained required reserves with FRBSF of approximately $2,109,000 and $1,356,000, respectively, which are included in cash and due from banks in the accompanying consolidated statements of financial condition.
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

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

An ALLL is established by means of a provision for loan and lease losses that is charged against income. If we conclude that the collection, in full, of the carrying amount of a loan has become unlikely, the loan, or the portion thereof that is believed to be uncollectible, is charged against the ALLL. We carefully monitor changing economic conditions, the loan portfolio by category, the financial condition of borrowers and the history of the performance of the loan portfolio in determining the adequacy of the ALLL. Additionally, as the volume of loans increases, additional provisions for loan losses may be required to maintain the allowance at levels deemed adequate. Moreover, if economic conditions were to deteriorate, causing the risk of loan losses to increase, it would become necessary to increase the allowance to an even greater extent, which would necessitate additional provisions that would be charged to income. We also evaluate the unfunded portion of loan commitments and establish a loss reserve, included in other liabilities, for such unfunded commitments through a charge against noninterest expense. The loss reserve for unfunded loan commitments was $350,000 and $275,000 at December 31, 2016 and 2015, respectively.
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
Investment in Unconsolidated Subsidiaries
Investment in unconsolidated subsidiaries is stated at cost. The unconsolidated subsidiaries are comprised of two grantor trusts established in 2002 and 2004 in connection with our issuance of subordinated debentures in each of those years. Prior to 2004, we organized two business trusts, under the names PMB Statutory Trust III and PMB Capital Trust III, to facilitate our issuance of $7.2 million and $10.3 million, respectively, principal amount of junior subordinated debentures with maturity dates in 2032 and 2034, respectively. The principal amounts remain outstanding as of December 31, 2016.
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
Stock Option Plans
We follow Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 718-10, Share-Based Payment, which requires entities that grant stock options or other equity compensation awards to employees to recognize in their financial statements the fair values of those options or share awards as compensation cost over their requisite service (vesting) periods of those options or share awards. Since stock-based compensation cost that is recognized in the statements of

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

operations is to be determined based on the equity compensation awards that we expect will ultimately vest, that compensation expense is reduced for estimated forfeitures of unvested options or unvested share awards that typically occur due primarily to terminations of employment of optionees or recipients of such share awards. Forfeitures are required to be estimated at the time of the grant of options or other share awards and are revised, if necessary, in subsequent periods if actual forfeitures differ from those earlier estimates. For purposes of the determination of stock-based compensation expense for the year ended December 31, 2016, we estimated forfeitures of 6.3% and 11.7% of the options and restricted stock that were granted to officers and other employees, respectively.
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
Segment Reporting
During the years ended December 31, 2016, 2015 and 2014, we had one reportable segment, which was our commercial banking division, and one non-reportable segment which was our discontinued operations related to our mortgage banking division. In connection with our exit from the mortgage banking business in 2013, the revenues and expenses of our mortgage banking division have been classified as discontinued operations for all periods presented.
Recent Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606),” which amended its guidance on revenue recognition to conform with international accounting guidance under the International Accounting Standards Board. The ASU provides a framework for addressing revenue recognition and replaces most existing revenue recognition guidance, as well as requires increased disclosure requirements. In August 2015, the FASB issued ASU 2015-14 to defer the effective date of ASU 2014-09 by one year. Accordingly, this guidance is effective for interim and annual periods beginning after December 15, 2017 with early adoption permitted for interim and annual periods beginning after December 15, 2016. We will adopt this guidance on January 1, 2018 using the modified retrospective approach. We expect the timing of revenue recognition to be accelerated as a result of the adoption of this guidance because it requires that loan origination fees be recognized at the time of origination, rather than over the life of the loan, which is the current practice. We expect this to create quarterly volatility within interest income as income will fluctuate based on the volume of originations in any given period. In addition, as the duration of our loan portfolio decreases, the impact of the recognition of our loan origination fees will diminish. We do not believe the impact to our beginning retained earnings will be material.
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
In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements — Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern,” which defines management's responsibility to evaluate whether there is substantial doubt about an organization's ability to continue as a going concern and clarifies when to provide related footnote disclosure. This guidance is effective for interim and annual periods beginning after December 15, 2016. Early adoption is permitted. We adopted this guidance on January 1, 2017 and it had no effect on our consolidated financial statements.
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
In January 2016, the FASB issued ASU 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities,” which enhances the reporting model for financial instruments to provide users of financial statements with more useful information. Some of the provisions include: requiring equity investments to be measured at fair value with changes in fair value recognized in net income, simplifying the impairment assessment of equity investments without readily determinable fair values, eliminating the requirement to disclose the method and significant assumptions used to estimate fair value on financial instruments measured at amortized cost on the balance sheet, requiring public business entities to use the exit price notion when measuring the fair value of financial instruments, requiring the reporting organization to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the organization has elected to measure the liability at fair value in accordance with the fair value option, requiring separate presentation of financial assets and liabilities by measurement category and form of financial asset on the balance sheet or notes to the financial statements, and clarifying that the reporting organization should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the organization's other deferred tax assets. This guidance is effective for interim and annual periods beginning after December 15, 2017. Early adoption is not permitted for public companies. We will adopt this guidance on January 1, 2018. We do not expect adoption of this guidance to have a material impact on our consolidated financial statements as we only have one available-for-sale equity investment where the change in fair value will be recognized in net income, as compared to the current practice of flowing through other comprehensive income.
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which requires lessees to recognize the following for all leases (with the exception of short-term leases) at the commencement date: a lease liability measured on a discounted basis and a right-of-use asset a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged and the accounting for sale and leaseback transactions were simplified. This guidance is effective for interim and annual periods beginning after December 15, 2018. Early adoption is permitted. We will adopt this guidance on January 1, 2019. We expect our statement of financial condition to be grossed up on both the asset and liability side to reflect our lease obligations, and we do not expect adoption of this guidance to have a material impact on our other consolidated financial statements or on our disclosures related to leases.
In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” which simplifies how several aspects of share-based payments are accounted for and presented in the financial statements. Under the new guidance, some of the aspects that are simplified include: income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This guidance is effective for interim and annual periods beginning after December 15, 2016. Early adoption is permitted. We adopted this guidance on January 1, 2017. As of December 31, 2016, we have excess tax benefits of approximately $211 thousand for which a benefit could not be previously recognized. Upon adoption, the balance of the unrecognized excess tax benefits will be reversed with the impact recorded to retained earnings including any change to the valuation allowance as a result of the adoption.  Due to the full valuation allowance on the deferred tax assets, we do not expect any impact to our consolidated financial statements as a result of this adoption. Upon adoption of this guidance, we will elect to recognize forfeitures as they occur instead of applying an estimated forfeiture rate to each grant, which is the current practice. The expected impact to our beginning retained earnings is not expected to be material. On a prospective basis, we expect this could create quarterly volatility in our noninterest expense as forfeitures occur.
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which requires the measurement of all expected credit losses for financial assets held at the reporting date, based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions will now use forward-looking information to better inform their credit loss estimates. Additionally, the ASU amends the accounting

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

guidance for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. This guidance is effective for interim and annual periods beginning after December 15, 2019. Early adoption is permitted for interim and annual periods beginning after December 15, 2018. We will adopt this guidance on January 1, 2020 and expect that it will have a material impact on the determination of our ALLL and an increased ALLL. We are unable to estimate the expected impact to the ALLL upon adoption due to various factors, primarily the uncertainty regarding economic conditions and the size and mix of our loan portfolio at the time of adoption, which could impact our historical loss factors. We are currently working with our existing ALLL software provider on gathering the supplemental data needed to perform the ALLL calculations upon adoption and we believe that we currently have in place the internal team capable of handling this implementation.
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
In January 2017, the FASB issued ASU 2017-03, “Accounting Changes and Error Corrections (Topic 250) and Investments - Equity Method and Joint Ventures (Topic 323): Amendments to SEC Paragraphs Pursuant to Staff Announcements at the September 22, 2016 and November 16, 2016 EITF Meetings,” which incorporates into FASB accounting standards recent SEC guidance requiring expanded disclosure on the effect of implementation in advance of a company's adoption of a new accounting standard, specifically those related to revenue recognition, leases, financial instruments and credit losses. This guidance is effective immediately. We adopted this guidance upon the date of issuance and have increased the disclosure of the effect of recently issued accounting standards on future periods in this Form 10-K. We will continue to provide expanded disclosure and updates on the estimated effect of recently issued accounting guidance through the period of adoption. This guidance only affected the financial statement footnote disclosures and had no impact on the financial statements.
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
The Company has evaluated events subsequent to the balance sheet date through the date these consolidated financial statements were filed with the SEC.

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

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
FHLB and FRBSF Stock. The Bank is a member of the FHLB and the FRBSF. As members, we are required to own stock of the FHLB and the FRBSF, the amount of which is based primarily on the level of our borrowings from those institutions. We also have the right to acquire additional shares of stock in either or both of the FHLB and the FRBSF. During the year ended December 31, 2016, we purchased $0 thousand in value of FHLB stock and no shares of FRBSF stock. The fair values of the FHLB and FRBSF stock are equal to their respective carrying amounts, are classified as restricted securities and are periodically evaluated for impairment based on our assessment of the ultimate recoverability of our investments in that stock. Any cash or stock dividends paid to us on such stock are reported as income.
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
Loans. The fair value for loans with variable interest rates less a credit discount is the carrying amount. The fair value of fixed rate loans is derived by calculating the discounted value of future cash flows expected to be received by the various homogeneous categories of loans. All loans have been adjusted to reflect changes in credit risk. Changes are not recorded directly as an adjustment to current earnings or comprehensive income, but rather as an adjustment component in determining the overall adequacy of the loan loss reserve. We typically classify our loans held for investment in Level 3 of the fair value hierarchy.
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

Deposits. Deposits are carried at historical cost. The carrying amounts of deposits from savings and money market accounts are deemed to approximate fair value as they either have no stated maturities or short-term maturities. Certificates of deposit are estimated utilizing discounted cash flow techniques. The interest rates applied are rates currently being offered for similar certificates of deposit. We typically classify our noninterest bearing deposits in Level 1 and all remaining deposits in Level 2 of the fair value hierarchy.
Borrowings. The fair value of borrowings is the carrying amount for those borrowings that mature on a daily basis. The fair value of term borrowings is derived by calculating the discounted value of future cash flows expected to be paid out by the Company. We classify our borrowings in Level 2 of the fair value hierarchy.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Junior Subordinated Debentures. The fair value of the junior subordinated debentures is based on quoted market prices of the underlying securities. These securities are variable rate in nature and repriced quarterly. We classify our junior subordinated debentures in Level 2 of the fair value hierarchy.
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

Assets Recorded at Fair Value on a Recurring Basis
The following tables show the recorded amounts of assets and liabilities measured at fair value on a recurring basis at December 31, 2016 and 2015.

	At December 31, 2016
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Assets and Liabilities at Fair Value:
Investment securities available for sale
Mortgage backed securities issued by U.S. agencies	$36,675	$—	$36,675	$—
Collateralized mortgage obligations issued by non-agency	468	—	468	—
Asset-backed securities	1,433	—	—	1,433
Mutual funds	4,904	4,904	—	—
Total securities available for sale at fair value	$43,480	$4,904	$37,143	$1,433

	At December 31, 2015
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Assets and Liabilities at Fair Value:
Investment securities available for sale
Mortgage backed securities issued by U.S. agencies	$45,154	$—	$45,154	$—
Collateralized mortgage obligations issued by non agency	632	—	632	—
Asset-backed securities	1,480	—	—	1,480
Mutual funds	4,983	4,983	—	—
Total securities available for sale at fair value	$52,249	$4,983	$45,786	$1,480
The changes in Level 3 assets measured at fair value on a recurring basis are summarized as follows for the year ended December 31, 2016:

Asset Backed Securities
(Dollars in thousands)
Balance of recurring Level 3 instruments at December 31, 2015	$1,480
Total gains or losses (realized/unrealized):
Included in other comprehensive income	(47)
Settlements	—
Transfers in and/or out of Level 3	—
Balance of Level 3 assets at December 31, 2016	$1,433

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

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	At December 31, 2016
	Total	Level 1	Level 2	Level 3
Assets at Fair Value:	(Dollars in thousands)
Impaired loans	$24,897	$—	$—	$24,897
Total	$24,897	$—	$—	$24,897

There were no transfers in or out of Level 3 measurements for nonrecurring items during the year ended December 31, 2016.
Significant Unobservable Inputs and Valuation Techniques of Level 3 Fair Value Measurements
For our fair value measurements classified in Level 3 of the fair value hierarchy as of December 31, 2016, a summary of the significant unobservable inputs and valuation techniques is as follows:

	Fair Value Measurement as of December 31, 2016	Valuation Techniques	Unobservable Inputs	Range	Weighted Average
	(Dollars in thousands)
Assets
Asset-backed security	$1,433	Third-Party Pricing	Marketability discount	N/A (1)
			Illiquidity discount	N/A (1)
Impaired loans	24,897	Third-Party Pricing	Appraisals	N/A (2)
	$26,330

(1)	Information is unavailable as valuation was obtained from third-party pricing services.

(2)
We obtain appraisals for our various properties included within impaired loans which primarily rely upon market comparisons. These market comparisons support our assumption that the carrying value of the respective loans either requires or does not require additional impairment.

Fair Value Measurements for Other Financial Instruments
The table below provides estimated fair values and related carrying amounts of our financial instruments as of December 31, 2016 and December 31, 2015, excluding financial assets and liabilities which are recorded at fair value on a recurring basis.

	Estimated Fair Value
	At December 31, 2016					At December 31, 2015
	Carrying Value	Total	Level 1	Level 2	Level 3	Carrying Value	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$138,845	$138,845	$138,845	$—	$—	$113,921	$113,921	113,921	—	—
Interest-bearing deposits with financial institutions	3,669	3,669	3,669	—	—	4,665	4,665	4,665	—	—
Federal Reserve Bank of San Francisco and Federal Home Loan Bank stock	8,170	8,170	8,170	—	—	8,170	8,170	8,170	—	—
Loans, net	931,525	928,885	—	—	928,885	849,733	846,690	—	—	846,690
Accrued interest receivable	2,702	2,702	2,702	—	—	2,266	2,266	2,266	—	—
Financial liabilities:
Noninterest bearing deposits	332,573	332,573	332,573	—	—	249,676	249,676	249,676	—	—
Interest-bearing deposits	668,727	668,089	—	668,089	—	644,164	643,935	—	643,935	—
Borrowings	15,000	15,000	—	15,000	—	10,000	9,999	—	9,999	—
Junior subordinated debentures	17,527	17,527	—	17,527	—	17,527	17,527	—	17,527	—
Accrued interest payable	201	201	201	—	—	255	255	255	—	—

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Investments
Securities Available For Sale, at Fair Value
The following table sets forth the major components of securities available for sale and compares the amortized costs and estimated fair market values of, and the gross unrealized gains and losses on, these securities at December 31, 2016 and 2015:

(Dollars in thousands)	December 31, 2016				December 31, 2015
	Amortized Cost	Gross Unrealized		Estimated Fair Value	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gain	Loss			Gain	Loss
Securities Available for Sale
Mortgage backed securities issued by U.S. Agencies(1)	$37,813	$6	$(1,144)	$36,675	$46,126	$4	$(976)	$45,154
Collateralized mortgage obligations issued by non agencies(1)	484	—	(16)	468	646	—	(14)	632
Asset backed security(2)	2,025	—	(592)	1,433	2,027	—	(547)	1,480
Mutual funds(3)	5,000	11	(107)	4,904	5,000	33	(50)	4,983
Total	$45,322	$17	$(1,859)	$43,480	$53,799	$37	$(1,587)	$52,249

(1)	Secured by closed-end first liens on 1-4 family residential mortgages.

(2)	Comprised of a security that represents an interest in a pool of trust preferred securities issued by U.S.-based banks and insurance companies.

(3)	Consists primarily of mutual fund investments in closed-end first lien 1-4 family residential mortgages.
At December 31, 2016 and 2015, U.S. agency mortgage backed securities and collateralized mortgage obligations with an aggregate fair market value of $21.1 million and $2.9 million, respectively, were pledged to secure FHLB borrowings, repurchase agreements, local agency deposits and treasury, tax and loan accounts.
The amortized cost and estimated fair values of securities available for sale at December 31, 2016 and December 31, 2015 are shown in the tables below by contractual maturities taking into consideration historical prepayments based on the prior twelve months of principal payments. Expected maturities will differ from contractual maturities and historical prepayments, particularly with respect to collateralized mortgage obligations, primarily because prepayment rates are affected by changes in conditions in the interest rate market and, therefore, future prepayment rates may differ from historical prepayment rates.

	At December 31, 2016 Maturing in
(Dollars in thousands)	One year or less	Over one year through five years	Over five years through ten years	Over ten Years	Total
Securities available for sale, amortized cost	$8,068	$24,014	$9,933	$3,307	$45,322
Securities available for sale, estimated fair value	7,831	23,344	9,619	2,686	43,480
Weighted average yield	1.48%	1.52%	1.58%	2.76%	1.62%

	At December 31, 2015 Maturing in
(Dollars in thousands)	One year or less	Over one year through five years	Over five years through ten years	Over ten Years	Total
Securities available for sale, amortized cost	$7,761	$26,178	$14,164	$5,696	$53,799
Securities available for sale, estimated fair value	7,599	25,716	13,857	5,077	52,249
Weighted average yield	1.63%	1.60%	1.60%	2.05%	1.65%

We had no sales of securities available for sale during the years ended December 31, 2016, 2015 and 2014.
The tables below indicate, as of December 31, 2016 and 2015, the gross unrealized losses and fair values of our investments, aggregated by investment category, and length of time that the individual securities have been in a continuous unrealized loss position.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Securities with Unrealized Loss at December 31, 2016
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Residential mortgage backed securities issued by U.S. Agencies	$16,110	$(267)	$19,975	$(877)	$36,085	$(1,144)
Non-agency collateralized mortgage obligations	—	—	468	(16)	468	(16)
Asset backed security	—	—	1,433	(592)	1,433	(592)
Mutual funds	3,185	(65)	957	(42)	4,142	(107)
Total	$19,295	$(332)	$22,833	$(1,527)	$42,128	$(1,859)

	Securities With Unrealized Loss as of December 31, 2015
	Less than 12 months		12 months or more		Total
(Dollars In thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Residential mortgage backed securities issued by U.S. Agencies	$20,597	$(197)	$23,865	$(779)	$44,462	$(976)
Non-agency collateralized mortgage obligations	—	—	631	(14)	631	(14)
Asset backed security	—	—	1,480	(547)	1,480	(547)
Mutual funds	1,728	(23)	973	(27)	2,701	(50)
Total	$22,325	$(220)	$26,949	$(1,367)	$49,274	$(1,587)
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
Through the impairment assessment process, we determined that the available-for-sale securities discussed below were other-than-temporarily impaired at December 31, 2016. We recorded no impairment credit losses on available-for-sale securities in our consolidated statements of operations for the years ended December 31, 2016 and 2015. The OTTI related to factors other than credit losses, in the aggregate amount of $592 thousand, was recognized as other comprehensive loss in our accompanying consolidated statement of financial condition.

The table below presents, for the years ended December 31, 2016 and 2015, a roll-forward of OTTI in those instances when a portion of the OTTI was attributable to non-credit related factors and, therefore, was recognized in other comprehensive loss:

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)	Gross Other- Than- Temporary Impairments	Other-Than- Temporary Impairments Included in Other Comprehensive Loss	Net Other-Than- Temporary Impairments Included in Retained Earnings (Deficit)
Balance – December 31, 2014	$(986)	$(433)	$(553)
Changes in market value on securities for which an OTTI was previously recognized	(166)	(166)	—
Principal received on OTTI security	52	52	—
Balance – December 31, 2015	$(1,100)	$(547)	$(553)
Change in market value on a security for which an OTTI was previously recognized	(47)	(47)	—
Principal received on OTTI security	2	2	—
Balance – December 31, 2016	$(1,145)	$(592)	$(553)
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
Based on our OTTI assessment process, we determined that there is one asset-backed security in our portfolio of securities held for sale that was impaired as of December 31, 2016. This security is a multi-class, cash flow collateralized bond obligation backed by a pool of trust preferred securities issued by a diversified pool of 56 issuers that consisted of 45 U.S. depository institutions and 11 insurance companies at the time of the security’s issuance in November 2007. We purchased $3.0 million face amount of this security in November 2007 at a price of 95.21% for a total purchase price of $2.9 million, out of a total of $363 million of this security sold at the time of issuance. The security that we own (CUSIP 74042CAE8) is the mezzanine class B piece security with a variable interest rate of 3 month LIBOR plus 60 basis points, which had a rating of Aa2 and AA by Moody’s and Fitch, respectively, at the time of issuance in 2007.
As of December 31, 2016 the amortized cost of this security was $2.0 million with a fair value of $1.4 million, for an unrealized loss of approximately $592 thousand. As of December 31, 2016, the security had a Baa3 rating from Moody’s and a B rating from Fitch and had experienced $42.5 million in defaults (12.5% of total current collateral) and $7.0 million in deferring securities (2.1% of total current collateral) from issuance to December 31, 2016. As of December 31, 2016, the mezzanine class B tranche had $59.7 million in excess subordination.

We have made a determination that the remainder of our securities with respect to which there were unrealized losses as of December 31, 2016 are not other-than-temporarily impaired, because we have concluded that we have the intent and ability to continue to hold those securities until their respective fair market values increase above their respective amortized costs or, if necessary, until their respective maturities. In reaching that conclusion we considered a number of factors and other information, which included: (i) the significance of each such security, (ii) the amount of the unrealized losses attributable to each such security, (iii) our liquidity position, (iv) the impact that retention of those securities could have on our capital position and (v) our evaluation of the expected future performance of these securities (based on the criteria discussed above).

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Investments
As of December 31, 2016, we had one investment in a limited partnership which was accounted for under the cost method of accounting and included within other assets on the consolidated statements of financial condition. During the year ended December 31, 2016 and 2015, we contributed $385 thousand and $281 thousand, respectively, to this investment. During the year ended December 31, 2015, we redeemed 100% of our investment in a limited partnership accounted for under the equity method of accounting for a return of capital of $2.1 million. As of December 31, 2016 and December 31, 2015, our other investment was as follows:

	December 31,
	2016	2015
	(Dollars in thousands)
Investments accounted for under the cost method	$666	$281

5. Loans and Allowance for Loan and Lease Losses
The loan portfolio consisted of the following at:

	December 31, 2016		December 31, 2015
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial loans	$333,376	35.2%	$347,300	40.3%
Commercial real estate loans – owner occupied	214,420	22.7%	195,554	22.7%
Commercial real estate loans – all other	173,223	18.3%	146,641	17.0%
Residential mortgage loans – multi-family	130,930	13.8%	81,487	9.5%
Residential mortgage loans – single family	34,527	3.6%	52,072	6.0%
Land development loans	18,485	2.0%	10,001	1.2%
Consumer loans	41,563	4.4%	28,663	3.3%
Gross loans	946,524	100.0%	861,718	100.0%
Deferred fee (income) costs, net	1,802		731
Allowance for loan and lease losses	(16,801)		(12,716)
Loans, net	$931,525		$849,733
At December 31, 2016 and 2015, real estate loans of approximately $527 million and $523 million, respectively, were pledged to secure borrowings obtained from the FHLB. During the year ended December 31, 2016, we purchased $85.8 million of performing residential multi-family mortgage and commercial real estate - all other loans. No loans were purchased during the years ended December 31, 2015 or 2014.
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

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Set forth below is a summary of the activity in the ALLL, by portfolio type, during the years ended December 31, 2016, 2015 and 2014.

(Dollars in thousands)	Commercial	Real Estate	Land Development	Consumer and Single Family Mortgages	Unallocated	Total
ALLL in the year ended December 31, 2016:
Balance at beginning of year	$6,639	$5,109	$282	$686	$—	$12,716
Charge offs	(15,390)	(1,119)	—	(540)	—	(17,049)
Recoveries	1,189	1	57	17	—	1,264
Provision	18,838	235	4	479	314	19,870
Balance at end of year	$11,276	$4,226	$343	$642	$314	$16,801
ALLL in the year ended December 31, 2015:
Balance at beginning of year	$7,670	$5,133	$296	$734	$—	$13,833
Charge offs	(2,643)	—	(85)	(199)	—	(2,927)
Recoveries	1,798	4	—	8	—	1,810
Provision	(186)	(28)	71	143	—	—
Balance at end of year	$6,639	$5,109	$282	$686	$—	$12,716
ALLL in the year ended December 31, 2014:
Balance at beginning of year	$5,812	$4,517	$165	$864	$—	$11,358
Charge offs	(551)	—	—	(102)	—	(653)
Recoveries	1,467	76	—	85	—	1,628
Provision	942	540	131	(113)	—	1,500
Balance at end of year	$7,670	$5,133	$296	$734	$—	$13,833

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Set forth below is information regarding loan balances and the related ALLL, by portfolio type, as of December 31, 2016 and December 31, 2015.

(Dollars in thousands)	Commercial	Real Estate	Land Development	Consumer and Single Family Mortgages	Unallocated	Total
ALLL balance at December 31, 2016 related to:
Loans individually evaluated for impairment	$2,042	$—	$—	$—	$—	$2,042
Loans collectively evaluated for impairment	$9,234	$4,226	$343	$642	$314	$14,759
Total	$11,276	$4,226	$343	$642	$314	$16,801
Loans balance at December 31, 2016 related to:
Loans individually evaluated for impairment	$20,330	$4,346	$—	$221	$—	$24,897
Loans collectively evaluated for impairment	313,046	514,227	18,485	75,869	—	921,627
Total	$333,376	$518,573	$18,485	$76,090	$—	$946,524
ALLL balance at December 31, 2015 related to:
Loans individually evaluated for impairment	$—	$484	$—	$—	$—	$484
Loans collectively evaluated for impairment	$6,639	$4,625	$282	$686	$—	$12,232
Total	$6,639	$5,109	$282	$686	$—	$12,716
Loans balance at December 31, 2015 related to:
Loans individually evaluated for impairment	$12,431	$11,107	$1,618	$701	$—	$25,857
Loans collectively evaluated for impairment	334,869	412,575	8,383	80,034	—	835,861
Total	$347,300	$423,682	$10,001	$80,735	$—	$861,718

Credit Quality
The amounts of nonperforming assets and delinquencies that occur within our loan portfolio factors in our evaluation of the adequacy of the ALLL.
The following table provides a summary of the delinquency status of loans by portfolio type at December 31, 2016 and 2015:

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater	Total Past Due	Current	Total Loans Outstanding	Loans >90 Days and Accruing
At December 31, 2016
Commercial loans	$7,055	$—	$13,946	$21,001	$312,375	$333,376	$—
Commercial real estate loans – owner-occupied	275	2,341	1,003	3,619	210,801	214,420	—
Commercial real estate loans – all other	512	1,014	—	1,526	171,697	173,223	—
Residential mortgage loans – multi-family	—	—	—	—	130,930	130,930	—
Residential mortgage loans – single family	—	—	—	—	34,527	34,527	—
Land development loans	—	—	—	—	18,485	18,485	—
Consumer loans	38	—	—	38	41,525	41,563	—
Total	$7,880	$3,355	$14,949	$26,184	$920,340	$946,524	$—
At December 31, 2015
Commercial loans	$2,010	$1,008	$8,766	$11,784	$335,516	$347,300	$—
Commercial real estate loans – owner-occupied	—	—	797	797	194,757	195,554	—
Commercial real estate loans – all other	316	—	5,207	5,523	141,118	146,641	—
Residential mortgage loans – multi-family	—	—	—	—	81,487	81,487	—
Residential mortgage loans – single family	—	—	535	535	51,537	52,072	—
Land development loans	—	—	1,618	1,618	8,383	10,001	—
Consumer loans	—	—	—	—	28,663	28,663	—
Total(1)	$2,326	$1,008	$16,923	$20,257	$841,461	$861,718	$—

(1)    Loans 90 days or more past due included one consumer mortgage loan collateralized by residential real estate with a recorded investment of $535 thousand which is in the process of foreclosure.
Generally, the accrual of interest on a loan is discontinued when principal or interest payments become more than 90 days past due, unless we believe that the loan is adequately collateralized and it is in the process of collection. There were no loans 90 days or more past due and still accruing interest at December 31, 2016 or December 31, 2015. In certain instances, when a loan is placed on non-accrual status, previously accrued but unpaid interest is reversed against current income. Subsequent collections of cash are applied as principal reductions when received, except when the ultimate collectability of principal is probable, in which case such payments are applied to accrued and unpaid interest, which is credited to income. Non-accrual loans may be restored to accrual status when principal and interest become current and full repayment becomes expected.
The following table provides information with respect to loans on nonaccrual status, by portfolio type, as of December 31, 2016 and 2015:

	December 31,
	2016	2015
	(Dollars in thousands)
Nonaccrual loans:
Commercial loans	$20,330	$12,284
Commercial real estate loans – owner occupied	2,643	3,815
Commercial real estate loans – all other	1,703	6,268
Residential mortgage loans - multi family	—	447
Residential mortgage loans – single family	221	701
Land development loans	—	1,618
Total(1)	$24,897	$25,133

(1)    Nonaccrual loans may include loans that are currently considered performing loans.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 We classify our loan portfolio using internal credit quality ratings. The following table provides a summary of loans by portfolio type and our internal credit quality ratings as of December 31, 2016 and 2015, respectively.

	December 31,
(Dollars in thousands)	2016	2015	Increase (Decrease)
Pass:
Commercial loans	$287,717	$329,192	$(41,475)
Commercial real estate loans – owner occupied	197,497	189,944	7,553
Commercial real estate loans – all other	169,292	127,702	41,590
Residential mortgage loans – multi family	130,930	81,040	49,890
Residential mortgage loans – single family	34,306	51,371	(17,065)
Land development loans	18,485	8,383	10,102
Consumer loans	41,563	28,663	12,900
Total pass loans	$879,790	$816,295	$63,495
Special Mention:
Commercial loans	$4,672	$5,626	$(954)
Commercial real estate loans – owner occupied	7,834	177	7,657
Commercial real estate loans – all other	2,228	9,452	(7,224)
Total special mention loans	$14,734	$15,255	$(521)
Substandard:
Commercial loans	$37,668	$12,482	$25,186
Commercial real estate loans – owner occupied	9,089	5,433	3,656
Commercial real estate loans – all other	1,703	9,487	(7,784)
Residential mortgage loans – multi family	—	447	(447)
Residential mortgage loans – single family	221	701	(480)
Land development loans	—	1,618	(1,618)
Total substandard loans	$48,681	$30,168	$18,513
Doubtful:
Commercial loans	$3,319	$—	$3,319
Total doubtful loans	$3,319	$—	$3,319
Total Loans:	$946,524	$861,718	$84,806
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
The following table sets forth information regarding impaired loans, at December 31, 2016 and December 31, 2015:

	December 31,
(Dollars in thousands)	2016	2015
Impaired loans:
Nonaccruing loans	$15,966	$5,063
Nonaccruing restructured loans	8,931	20,070
Accruing restructured loans (1)	—	724
Total impaired loans	$24,897	$25,857
Impaired loans less than 90 days delinquent and included in total impaired loans	$9,948	$6,584

(1)	See "Troubled Debt Restructurings" below for a description of accruing restructured loans at December 31, 2016 and December 31, 2015.
The table below contains additional information with respect to impaired loans, by portfolio type, as of December 31, 2016 and 2015:

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2016			December 31, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance (1)	Recorded Investment	Unpaid Principal Balance	Related Allowance (1)
	(Dollars in thousands)
No allowance recorded:
Commercial loans	$17,021	$19,048	$—	$12,431	$14,137	$—
Commercial real estate loans – owner occupied	2,643	4,335	—	2,371	2,515	—
Commercial real estate loans – all other	1,703	1,965	—	6,668	6,806	—
Residential mortgage loans – multi-family	—	—	—	447	450	—
Residential mortgage loans – single family	221	225	—	701	1,037	—
Land development loans	—	—	—	1,618	1,732	—
Total	21,588	25,573	—	24,236	26,677	—
With allowance recorded:
Commercial loans	$3,309	$4,764	$2,042	$—	$—	$—
Commercial real estate loans – owner occupied	—	—	—	1,621	1,872	484
Total	3,309	4,764	2,042	1,621	1,872	484
Total
Commercial loans	$20,330	$23,812	$2,042	$12,431	$14,137	$—
Commercial real estate loans – owner occupied	2,643	4,335	—	3,992	4,387	484
Commercial real estate loans – all other	1,703	1,965	—	6,668	6,806	—
Residential mortgage loans – multi-family	—	—	—	447	450	—
Residential mortgage loans – single family	221	225	—	701	1,037	—
Land development loans	—	—	—	1,618	1,732	—
Total	24,897	30,337	2,042	25,857	28,549	484

(1)
When the discounted cash flows, collateral value or market price equals or exceeds the recorded investment in the loan, then specific reserves are not required to be set aside for the loan within the ALLL. This typically occurs when the impaired loans have been partially charged-off and/or there have been interest payments received and applied to the balance of the principal outstanding.

At December 31, 2016 and December 31, 2015 there were $21.6 million and $24.2 million, respectively, of impaired loans for which no specific reserves had been allocated because these loans, in our judgment, were sufficiently collateralized. Of the impaired loans at December 31, 2016 for which no specific reserves were allocated, $12.3 million had been deemed impaired in the prior year.
Average balances and interest income recognized on impaired loans, by portfolio type, for the year ended December 31, 2016, 2015 and 2014 were as follows:

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2016		2015		2014
	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized

No allowance recorded:
Commercial loans	$13,686	$437	$13,455	$178	$12,590	$782
Commercial real estate loans – owner occupied	2,455	3	2,494	115	2,088	18
Commercial real estate loans – all other	4,413	—	6,256	337	6,442	290
Residential mortgage loans – multi-family	350	—	451	13	—	—
Residential mortgage loans – single family	339	9	3,137	—	3,732	148
Land development loans	871	—	1,665	7	1,246	91
Consumer loans	173	—	—	—	—	—
Total	22,287	449	27,458	650	26,098	1,329
With allowance recorded:
Commercial loans	4,728	457	528	—	2,298	34
Commercial real estate loans – owner occupied	962	—	815	—	121	—
Total	5,690	457	1,343	—	2,419	34
Total
Commercial loans	18,414	894	13,983	178	14,888	816
Commercial real estate loans – owner occupied	3,417	3	3,309	115	2,209	18
Commercial real estate loans – all other	4,413	—	6,256	337	6,442	290
Residential mortgage loans – multi-family	350	—	451	13	—	—
Residential mortgage loans – single family	339	9	3,137	—	3,732	148
Land development loans	871	—	1,665	7	1,246	91
Consumer loans	173	—	—	—	—	—
Total	$27,977	$906	$28,801	$650	$28,517	$1,363
The interest that would have been earned had the impaired loans remained current in accordance with their original terms was $1.2 million in 2016, $899 thousand in 2015 and $384 thousand in 2014.
Troubled Debt Restructurings
Pursuant to the FASB's ASU No. 2011-2, A Creditor's Determination of whether a Restructuring is a Troubled Debt Restructuring, the Company's TDRs totaled $8.9 million and $20.8 million at December 31, 2016 and December 31, 2015, respectively. TDRs consist of loans to which modifications have been made for the purpose of alleviating temporary impairments of the borrower's financial condition and cash flows. Those modifications have come in the forms of changes in amortization terms, reductions in interest rates, interest only payments and, in limited cases, concessions to outstanding loan balances. The modifications are made as part of workout plans we enter into with the borrower that are designed to provide a bridge for the borrower's cash flow shortfalls in the near term. If a borrower works through the near term issues, then in most cases, the original contractual terms of the borrower's loan will be reinstated.
Of the $8.9 million of TDRs outstanding at December 31, 2016, none were performing in accordance with their terms and accruing interest. Of the $8.9 million nonperforming TDRs, one loan relationship made up $6.7 million of the amount outstanding as of December 31, 2016. Our impairment analysis determined no specific reserves were required on the TDR balances outstanding at December 31, 2016.
The following table presents loans restructured as TDRs during the years ended December 31, 2016, 2015 and 2014:

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2016			2015			2014
(Dollars in thousands)	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Performing
Commercial loans	—	$—	$—	2	$147	$147	—	$—	$—
Commercial real estate - owner occupied	—	—	—	1	177	177	—	—	—
Commercial real estate – all other	—	—	—	1	400	400	—	—	—
	—	—	—	4	724	724	—	—	—
Nonperforming
Commercial loans	—	—	—	3	2,634	2,634	3	2,716	2,672
Commercial real estate – owner occupied	—	—	—	2	1,778	1,778	—	—	—
Commercial real estate – all other	—	—	—	1	4,114	4,114	—	—	—
Residential mortgage loans – single family	—	—	—	—	—	—	1	244	242
	—	—	—	6	8,526	8,526	4	2,960	2,914
Total troubled debt restructurings(1)	—	$—	$—	10	$9,250	$9,250	4	$2,960	$2,914

(1)    No loans were restructured during the year ended December 31, 2016.
During the years ended December 31, 2016, 2015 and 2014, TDRs that were modified within the preceding 12-month period which subsequently defaulted were as follows:

	Year Ended December 31,
	2016		2015		2014
	Number of loans	Recorded Investment	Number of loans	Recorded Investment	Number of loans	Recorded Investment
	(Dollars in thousands)
Commercial real estate - owner occupied	1	$753	1	$4,114	—	$—

6. Premises and Equipment
The major classes of premises and equipment are as follows:

(Dollars in thousands)	December 31,
	2016	2015
Furniture and equipment	$7,589	$8,371
Leasehold improvements	206	1,910
	7,795	10,281
Accumulated depreciation and amortization	(6,538)	(9,139)
Total	$1,257	$1,142
The amount of depreciation and amortization included in operating expense was $485,000, $525,000 and $462,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

7. Deposits
Asset
At December 31, 2016, we had $122.1 million in interest bearing deposits at other financial institutions, as compared to $103.3 million at December 31, 2015. The weighted average percentage yields on these deposits for each of the years ended

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 and December 31, 2015 was 0.51% and 0.26%, respectively. Interest bearing deposits with financial institutions can be withdrawn on demand and are considered cash equivalents for purposes of the consolidated statements of cash flows.
At December 31, 2016 and December 31, 2015, we had $3.7 million and $4.7 million, respectively, of interest-bearing time deposits at other financial institutions, which were scheduled to mature within one year or had no stated maturity date. The weighted average percentage yields on these deposits were 0.86% and 0.53% for the years ended December 31, 2016 and December 31, 2015, respectively.
Liability
The aggregate amount of time deposits in denominations of $250,000 or more at December 31, 2016 and 2015 was $49.0 million and $58.8 million, respectively.
The scheduled maturities of all time certificates of deposit at December 31, 2016 were as follows:

(Dollars in thousands)	At December 31, 2016
2017	$214,180
2018	41,059
2019	2,354
2020	9
2021 and beyond	306
Total	$257,908

8. Borrowings and Contractual Obligations
At December 31, 2016 and 2015, our borrowings and contractual obligations consisted of the following:

	December 31,
(Dollars in thousands)	2016	2015
FHLB advances—short-term	$15,000	$10,000
FHLB advances—long-term	—	—
Total	$15,000	$10,000

(1)     The $15.0 million of FHLB advances in 2016 matured on January 3, 2017 and had an interest rate of 0.55%. Subsequent to December 31, 2016, this amount was repaid in full.

At December 31, 2016, $527 million of loans were pledged to support our FHLB borrowings and our unfunded borrowing capacity. As of December 31, 2016, we had unused borrowing capacity of $272 million with the FHLB. The highest amount of borrowings outstanding at any month-end during the year ended December 31, 2016 was $15 million.
As of December 31, 2015, we had $10.0 million of outstanding short-term borrowings and no outstanding long-term borrowings that we had obtained from the FHLB. These borrowings had a weighted-average annualized interest rate of 1.02% for the year ended December 31, 2015. As of December 31, 2015 we had unused borrowing capacity of $241 million with the FHLB. The highest amount of borrowings outstanding at any month-end during the year ended December 31, 2015 was $39.5 million.
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
Set forth below are the respective principal amounts, and certain other information regarding the terms of the Debentures that remained outstanding as of December 31, 2016 and 2015:

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Original Issue Dates	Principal Amount	Interest Rate(1)	Maturity Dates
	(In thousands)
September 2002	$7,217	LIBOR plus 3.40%	September 2032
October 2004	10,310	LIBOR plus 2.00%	October 2034
Total	$17,527

(1)	Interest rate resets quarterly.
These Debentures require quarterly interest payments, which are used to make quarterly distributions required to be paid on the corresponding trust preferred securities. Subject to certain conditions, we have the right, at our discretion, to defer those interest payments, and the corresponding distributions on the trust preferred securities, for up to five years. Exercise of this deferral right does not constitute a default of our obligations to pay the interest on the Debentures or the corresponding distributions that are payable on the trust preferred securities. We have committed to obtaining approval from the FRB and the CDBO prior to making any distributions representing interest, principal or other sums on subordinated debentures or trust preferred securities. Refer to “Regulatory Matters” above in Item 1 for further detail. As of December 31, 2016, we were current on all interest payments.
Under the Federal Reserve Board rulings, the borrowings evidenced by the Debentures, which are subordinated to all of our other borrowings that are outstanding or which we may obtain in the future, are eligible (subject to certain dollar limitations) to qualify and, at December 31, 2016 and 2015, $17.0 million of those Debentures qualified as Tier I capital, for regulatory purposes.

9. Related Party Transactions
Per ASC 850-10-20, a related party is defined under GAAP to include: affiliates, principal owners and their immediate family members, management and their immediate families, other parties with which the entity may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests, and other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests. GAAP requires disclosure of all material related party transactions, excluding compensation arrangements, expense allowances, and items eliminated in consolidation. Occasionally, we participate in loans with our affiliates through the ordinary course of business. These loan participations are not considered material transactions. Excluding these loan participations, the equity transactions described in Note 14, Shareholders' Equity, and the transactions noted below, we have no other related party transactions.
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
The following is a summary of loan transactions with members of the Board of Directors and certain of their affiliates and associates:

	Year Ended December 31,
(Dollars in thousands)	2016	2015(1)
Beginning balance	$—	$96
New loans granted	—	—
Principal repayments	—	(96)
Ending balance	$—	$—

(1)	No loans made to executive officers who are not also directors.
Deposits maintained by members of the Board of Directors and executive officers at the Bank totaled $164 thousand and $240 thousand at December 31, 2016 and 2015, respectively.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Income Taxes
The components of income tax expense (benefit) from continuing operations consisted of the following for the years ended December 31:

(Dollars in thousands)	2016	2015	2014
Current taxes:
Federal	$—	$5	$7
State	(5)	4	—
Total current taxes	(5)	9	7
Deferred taxes:
Federal	10,044	(8,490)	(455)
State	6,793	(3,070)	(160)
Total deferred taxes	16,837	(11,560)	(615)
Total income tax expense (benefit)	$16,832	$(11,551)	$(608)

The reasons for the differences between the statutory federal income tax rates and our effective tax rates are summarized in the following table:

	Year Ended December 31,
	2016	2015	2014
Federal income tax based on statutory rate	34.0%	34.0%	34.0%
State franchise tax net of federal income tax benefit	7.2	7.1	6.3
Permanent differences	—	—	(4.1)
Other	(0.1)	3.9	2.1
Valuation allowance	(135.6)	(1,343.5)	2.9
Total effective tax rate	(94.5)%	(1,298.5)%	41.2%
At December 31, 2016, we have a net deferred tax asset of $0, as compared with $17.6 million at December 31, 2015. Adjustments to our deferred tax valuation allowance could be required in the future if we were to conclude, on the basis of our assessment of the realizability of the deferred tax asset, that the amount of that asset which is more likely, than not, to be available to offset or reduce future taxes has increased. Any such increase would result in an income tax benefit. The components of our net deferred tax asset are as follows at:

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)	December 31,
	2016	2015
Deferred tax asset:
Allowance for loan and lease losses	$6,932	$5,253
Other than temporary impairment on securities	78	78
Deferred compensation	1,033	1,098
Other accrued expenses	2,075	1,421
Charitable contributions	244	208
Reserve for unfunded commitments	144	113
Tax credits	158	158
Net operating loss carry forward	13,410	8,313
Stock based compensation	747	651
Depreciation and amortization	166	177
Unrealized losses on securities and deferred compensation	758	637
Total deferred tax assets	25,745	18,107
Deferred tax liabilities:
State taxes	1	(230)
Other	(742)	(301)
Total deferred tax liabilities	(741)	(531)
Valuation allowance	(25,004)	—
Total net deferred tax asset	$—	$17,576
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
During the year ended December 31, 2015, we recorded an income tax benefit of $11.6 million. Management evaluated the positive and negative evidence and determined that there was enough positive evidence to support the full realization of the deferred tax asset and that no valuation allowance was needed. Positive evidence included projected taxable income utilizing objective assumptions based on 2015 actual results, tax planning strategies, improvement in economic conditions and at least 17 years remaining on the life of our $8.3 million deferred tax asset generated from our net operating loss carryforward. Additionally, the Company had generated positive core earnings for the trailing six quarters which demonstrated the ability to be profitable in what is considered to be the Company's core business. While the decision to exit the mortgage business in 2013 did not necessarily ensure that the Company would become profitable, the results provided positive evidence that the decision to exit the unprofitable business was sufficient to overcome the losses incurred in recent years. Negative evidence we considered in making this determination included our three-year cumulative loss deficit and our accumulated deficit. Management determined that the expectation of future taxable income supported by our recent history of positive core earnings after adjusting for aberrational items that caused our cumulative loss condition, including discontinued operations, provided enough positive evidence to outweigh the negative evidence. Therefore, we concluded that it was more-likely-than-not that the existing $17.6 million net deferred tax asset would be realized, resulting in the reversal of the entire valuation allowance against the Company's deferred tax asset. Although we did not expect to be required to pay income tax to the appropriate taxing authorities of any sizeable amount until we had depleted our net operating loss carryforwards, we expected to recognize income tax expense in our financial statements beginning in 2016 at a combined rate of approximately 41% on our pretax income.
During the year ended December 31, 2016, we had income tax expense of $16.8 million as a result of the establishment of a full valuation allowance during 2016 on the balance of our deferred tax asset, which includes current and historical losses that may be used to offset taxes on future profits. Accounting rules specify that management must evaluate the deferred tax asset on

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

a recurring basis to determine whether enough positive evidence exists to determine whether it is more-likely-than-not that the deferred tax asset will be available to offset or reduce future taxes. Negative evidence included the significant losses incurred during the second and third quarters of 2016, an increase in our nonperforming assets from December 31, 2015, and our accumulated deficit. Positive evidence included our forecast of our taxable income, the time period in which we have to utilize our deferred tax asset and the current economic conditions. The tax code allows net operating losses to be carried forward for 20 years from the date of the loss, and while management believed that the Company would be able to realize the deferred tax asset within that period, we were unable to assert the timing as to when that realization would occur. As a result of this conclusion and due to the hierarchy of evidence that the accounting rules specify, a valuation allowance had been recorded as of December 31, 2016 to offset the deferred tax asset.
As of December 31, 2016, we had net operating loss carryforwards of $28.7 million and $54.2 million for federal and state tax purposes, respectively, which are available to offset future taxable income. If not used, these carryforwards begin expiring in 2032 and would fully expire in 2036. Refer to the table below for the amount and expiration of our net operating loss carryforwards:

	Federal	State	Expiration
	(amounts in thousands)
2008(1)	$—	$4,368	12/31/2032
2009(1)	—	21,324	12/31/2032
2010(1)	—	5,258	12/31/2032
2012	852	774	12/31/2032
2013	14,977	8,967	12/31/2033
2015	288	280	12/31/2035
2016	12,569	13,237	12/31/2036
	$28,686	$54,208

(1)	California net operating loss carryforwards were suspended by the Franchise Tax Board during these periods and the carryover was extended.
We file income tax returns with the U.S. federal government and the state of California. As of December 31, 2016, we were subject to examination by the Internal Revenue Service with respect to our U.S. federal tax returns for the 2013 to 2015 tax years and Franchise Tax Board for California state income tax returns for the 2012 to 2015 tax years. Net operating losses on our U.S. federal and California state income tax returns may be carried forward twenty years. As of December 31, 2016, we do not believe there will be any material adverse changes in our unrecognized tax benefits over the next 12 months.
Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of tax expense. We did not have any accrued interest or penalties associated with any unrecognized tax benefits, and no interest expense was recognized during the years ended 2016, 2015 and 2014.

11. Stock-Based Employee Compensation Plans
In May 2010, our shareholders approved the adoption of our 2010 Equity Incentive Plan (the “2010 Incentive Plan”), which authorized and set aside a total of 400,000 shares of our common stock for issuance on the exercise of stock options or the grant of restricted stock or other equity incentives to our officers, and other key employees and directors. An additional 158,211 shares of common stock were also set aside which was equal to the total of the shares that were available for the grant of equity incentives under our shareholder-approved 2008 and 2004 Equity Incentive Plans (the "Previously Approved Plans") at the time of the adoption of the 2010 Incentive Plan. Options to purchase a total of 347,520 shares of our common stock granted under the Previously Approved Plans were outstanding at December 31, 2016. The 2010 Incentive Plan provides that if any of these outstanding options under the Previously Approved Plans expire or are terminated for any reason, then the number of shares that would become available for grants or awards of equity incentives under the 2010 Incentive Plan would be increased by an equivalent number of shares. At the Annual Shareholders meeting held in May 2013, our shareholders approved an additional 800,000 share increase in the maximum number of shares of our common stock that may be issued pursuant to grants or exercises of options or restricted shares or other equity incentives under the 2010 Incentive Plan, of which 67,456 shares of restricted stock vested during the year ended December 31, 2016, thereby decreasing the maximum number of shares authorized under the 2010 Incentive Plan. As a result, as of December 31, 2016, the maximum number of shares that were authorized for the grant of options or other equity incentives under the 2010 Incentive Plan totaled 1,531,205 (assuming that all 347,520 shares of our common stock subject to options under the Previously Approved Plans expire or are terminated), or approximately 7% of the shares of our common stock then outstanding.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Under FASB ASC 718-10, we are required to recognize, in our financial statements, the fair value of the options or any restricted shares that we grant as compensation cost over their respective service periods. The fair values of the options that were outstanding at December 31, 2016 under the 2010 Incentive Plan were estimated as of their respective dates of grant using the Black-Scholes option-pricing model. The Company, under the 2010 Incentive Plan, granted restricted stock for the benefit of its employees. These restricted shares vest over a period of three years. The recipients of restricted shares have the right to vote all shares subject to such grant and receive all dividends with respect to such shares whether or not the shares have vested. The recipients do not pay any cash consideration for the shares.
Stock Options
The table below summarizes the weighted average assumptions used to determine the fair values of the options granted during the following periods:

	Year Ended December 31,
Assumptions with respect to:	2016	2015	2014
Expected volatility	38%	44%	44%
Risk-free interest rate	1.70%	1.82%	2.15%
Expected dividends	—%	—%	0.61%
Expected term (years)	6.3	6.0	6.7
Weighted average fair value of options granted during period	$2.78	$3.13	$2.84
The following table summarizes the stock option activity under the Company’s equity incentive plans during the years ended December 31, 2016, 2015 and 2014, respectively.

	Number of Shares	Weighted- Average Exercise Price Per Share	Number of Shares	Weighted- Average Exercise Price Per Share	Number of Shares	Weighted- Average Exercise Price Per Share
	2016		2015		2014
Outstanding – January 1,	838,696	$6.20	1,257,390	$6.51	1,821,000	$6.88
Granted	402,051	6.89	112,828	7.09	58,970	6.38
Exercised	(97,292)	4.66	(296,100)	5.15	(288,892)	4.24
Forfeited/Canceled	(76,541)	9.74	(235,422)	9.59	(333,688)	10.47
Outstanding – December 31,	1,066,914	6.35	838,696	6.20	1,257,390	6.51
Options Exercisable – December 31,	604,970	5.95	622,770	6.06	788,886	6.69
Options Vested – December 31,	604,970	$5.95	622,770	$6.06	788,886	$6.69
Options to purchase 97,292, 296,100, and 288,892 shares of our common stock were exercised during the years ended December 31, 2016, 2015 and 2014, respectively. The aggregate intrinsic value of options exercised during the year ended December 31, 2016, 2015 and 2014, was $249 thousand, $556 thousand and $558 thousand, respectively. The fair values of options

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

vested during the years ended December 31, 2016, 2015 and 2014 were $311 thousand, $655 thousand and $831 thousand, respectively.
The following table provides additional information regarding the vested and unvested options that were outstanding at December 31, 2016.

Options Outstanding as of December 31, 2016					Options Exercisable as of December 31, 2016(1)
	Vested	Unvested	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Shares	Weighted Average Exercise Price
$2.97 – $4.99	96,503	—	$3.62	3.81	96,503	$3.62
$5.00 – $6.99	484,629	301,117	6.48	7.43	484,629	6.31
$7.00– $10.00	21,038	160,827	7.10	8.74	21,038	7.10
$10.01-$14.29	2,800		14.29	0.29	2,800	14.29
	604,970	461,944	$6.35	7.30	604,970	$5.95

(1)	The weighted average remaining contractual life of the options that were exercisable as of December 31, 2016 was 6.04 years.
The aggregate intrinsic values of options that were outstanding and exercisable under the 2010 Incentive Plan at December 31, 2016 and 2015 was $837 thousand and $904 thousand, respectively.

A summary of the status of the unvested options outstanding as of December 31, 2016, 2015 and 2014, and changes in the weighted average grant date fair values of the unvested options during the years ended December 31, 2016, 2015 and 2014, are set forth in the following table.

	For the year ended
	2016		2015		2014
	Number of Shares Subject to Options	Weighted Average Grant Date Fair Value	Number of Shares Subject to Options	Weighted Average Grant Date Fair Value	Number of Shares Subject to Options	Weighted Average Grant Date Fair Value
Unvested at the beginning of the year	215,926	$2.93	468,504	$2.68	785,566	$2.57
Granted	402,051	2.75	112,828	3.13	58,970	2.84
Vested	(108,820)	2.86	(248,406)	2.63	(338,558)	2.45
Forfeited/Canceled	(47,213)	2.88	(117,000)	2.78	(37,474)	2.57
Unvested at the end of the year	461,944	$2.79	215,926	$2.93	468,504	$2.68
At December 31, 2016, the weighted average period over which nonvested awards were expected to be recognized was 2.47 years.
Restricted Stock
We issued 121,775 shares of restricted stock under the 2010 Incentive Plan during the year ended December 31, 2016, at a price of $6.79 that vest on an annual prorated basis over the next three years. The following table summarizes the activity related to restricted stock granted, vested and forfeited under our equity incentive plans during the years ended December 31, 2016 and 2015.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the year ended
	2016		2015
	Number of Shares	Average Grant Date Fair Value	Number of Shares	Average Grant Date Fair Value
Outstanding at the beginning of the year	129,283	$6.75	141,254	$6.29
Granted	121,775	6.79	98,829	7.11
Vested	(67,456)	6.68	(80,709)	6.48
Forfeited	(32,304)	6.64	(30,091)	6.44
Outstanding at the end of the year	151,298	$6.84	129,283	$6.75
Compensation Expense
We expect that the compensation expense that will be recognized during the periods presented below in respect of stock options and restricted stock outstanding at December 31, 2016, will be as follows:

	Estimated Stock Based Compensation Expense Stock Options	Estimated Stock Based Compensation Expense Restricted Stock	Estimated Stock Based Compensation Expense Total
(Dollars in thousands)
For the years ending December 31,
2017	$404	$302	$706
2018	319	158	477
2019	73	41	114
2020	29	17	46
2021 and beyond	16	8	24
	$841	$526	$1,367

The aggregate amounts of stock based compensation expense recognized in our consolidated statements of operations for the years ended December 31, 2016, 2015 and 2014 were $1.0 million, $1.2 million and $1.1 million respectively, in each case net of taxes.
12. Employee Benefit Plans
The Company has a 401(k) plan that covers substantially all full-time employees. That plan permits voluntary contributions by employees, a portion of which are sometimes matched by the Company. The Company’s expenses relating to its contributions to the 401(k) plan for the years ended December 31, 2016, 2015 and 2014 were $342 thousand, $164 thousand, and $356 thousand, respectively.
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

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The changes in the projected benefit obligations under the SERP during 2016, 2015 and 2014, its funded status at December 31, 2016, 2015 and 2014, and the amounts recognized in our consolidated statements of financial condition at each of those dates were as follows:

	At December 31,
(Dollars in thousands)	2016	2015	2014
Change in benefit obligation:
Benefit obligation at beginning of period	$2,667	$2,815	$2,954
Service cost	—	—	—
Interest cost	150	159	168
Actuarial loss/(gain)	—	—	—
(Benefits paid)	(306)	(307)	(307)
Benefit obligation at end of period	$2,511	$2,667	$2,815
Funded status:
Amounts recognized in the Statement of Financial Condition
Unfunded accrued SERP liability—current	$(299)	$(299)	$(299)
Unfunded accrued SERP liability—noncurrent	(2,212)	(2,368)	(2,516)
Total unfunded accrued SERP liability	$(2,511)	$(2,667)	$(2,815)
Net amount recognized in accumulated other comprehensive income
Prior service cost/(benefit)	$—	$—	$—
Net actuarial loss/(gain)	—	—	—
Total net amount recognized in accumulated other comprehensive income	$—	$—	$—
Accumulated benefit obligation	$2,511	$2,667	$2,815
Components of net periodic SERP cost year to date:
Service cost	$—	$—	$—
Interest cost	150	159	168
Amortization of prior service cost/(benefit)	—	—	—
Amortization of net actuarial loss/(gain)	—	—	—
Net periodic SERP cost	$150	$159	$168
As of December 31, 2016, $1.5 million benefits are expected to be paid in the next five years and a total of $1.5 million of benefits are expected to be paid from year 2022 through year 2026. In 2017, $141,000 is expected to be recognized in net periodic benefit cost.

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

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table shows how we computed basic and diluted EPS for the years ended December 31, 2016, 2015 and 2014.

(In thousands, except per share data)	For the Year Ended December 31,
	2016	2015	2014
Numerator:
Net (loss) income from continuing operations	$(34,643)	$12,441	$(869)
Accumulated declared dividends on preferred stock	—	—	(547)
Accumulated undeclared dividends on preferred stock	—	—	(616)
Dividends on preferred stock	—	(927)	—
Inducements for exchange of the preferred stock	—	(512)	—
Numerator for basic and diluted net (loss) income from continuing operations	(34,643)	11,002	(2,032)
Net income from discontinued operations	—	—	1,226
Numerator for basic and diluted net (loss) income available to common shareholders	$(34,643)	$11,002	$(806)
Denominator:
Basic weighted average outstanding shares of common stock	22,959	20,517	19,231
Dilutive effect of employee stock options and contingently issuable shares	—	159	—
Diluted weighted average common stock and common stock equivalents	22,959	20,675	19,231
Basic (loss) income per common share(1):
Net (loss) income from continuing operations	$(1.51)	$0.54	$(0.11)
Net (loss) income from discontinued operations	$—	$—	$0.07
Net (loss) income available to common shareholders	$(1.51)	$0.54	$(0.04)
Diluted (loss) income per common share(1):
Net (loss) income from continuing operations	$(1.51)	$0.53	$(0.11)
Net (loss) income from discontinued operations	$—	$—	$0.07
Net (loss) income available to common shareholders	$(1.51)	$0.53	$(0.04)

(1)
The basic and diluted earnings per share amounts for the year ended December 31, 2015 are the same under both the Treasury Stock Method and the Two-Class Method as prescribed in FASB ASC 260-10, Earnings Per Share. The Two-Class Method is not required for the years ended December 31, 2016 and 2014.

The weighted average shares that have an antidilutive effect in the calculation of diluted net income (loss) per share and have been excluded from the computations above were as follows:

	For the Year Ended December 31,
	2016	2015	2014
Stock options(1)(2)	1,038,317	360,600	1,746,696
Convertible securities(3)	—	—	2,602,707
Shares subject to stock purchase warrants(4)	—	—	761,278

(1)	Stock options were excluded from the computation of diluted earnings per common share for the years ended December 31, 2016 and 2014 as we reported a net loss from continuing operations.

(2)
Stock options were excluded from the computation of diluted earnings per common share for the year ended December 31, 2015 because the options were either “out-of-the-money” or the effect of exercise would have been antidilutive.

(3)	Convertible securities were excluded from the computation of diluted earnings per common share for the year ended December 31, 2014 as we reported a net loss from continuing operations.

(4)
Stock purchase warrants were excluded from the computation of diluted earnings per common share for the year ended December 31, 2014 because the exercisability of those warrants was conditioned on the happening of certain future events.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Shareholders’ Equity
Preferred Stock and Warrants
On August 28, 2015, we entered into an Exchange Agreement (the “Exchange Agreement”) with SBAV, LP, an affiliate of Clinton Group, Inc. (“SBAV”), and the Carpenter Funds pursuant to which SBAV and the Carpenter Funds exchanged an aggregate of 112,000 shares of the Company’s Series B Convertible 8.4% Noncumulative Preferred Stock (the “Series B Shares”), 35,225 shares of the Series C 8.4% Noncumulative Preferred Stock (the “Series C Shares”) and warrants to purchase 761,278 shares of the Company’s common stock (the “Warrants”) for an aggregate of 3,009,148 shares of the Company’s common stock (the “Exchange Transaction”). The Series B Shares, Series C Shares and Warrants exchanged by SBAV and the Carpenter Funds in the Exchange Transaction comprised all of the Company’s outstanding shares of preferred stock and warrants to purchase shares of the Company’s common stock. The Exchange Transaction closed on September 30, 2015. Due to the ownership interests of SBAV and the Carpenter Funds at September 30, 2015, this transaction is considered to be a related party transaction.
Accumulated Other Comprehensive Income, net
Accumulated other comprehensive income, net as of December 31, 2016, 2015 and 2014 was as follows:

	Unrealized Gain (Loss) on Securities Available-for-Sale, net of tax	Accumulated Other Comprehensive Income, Net
	(Dollars in thousands)
Beginning balance as of January 1, 2014	$(2,154)	$(2,154)
Other comprehensive income before reclassifications, net of tax provision of $847 thousand(1)	1,462	1,462
Amounts reclassified from accumulated other comprehensive income, net of tax	—	—
Other comprehensive income, net of tax provision of $847 thousand	1,462	1,462
Ending balance as of December 31, 2014	$(692)	$(692)
Other comprehensive income before reclassifications, net of tax provision of $81 thousand(1)	(118)	(118)
Amounts reclassified from accumulated other comprehensive income, net of tax	—	—
Other comprehensive income, net of tax provision of $81 thousand	(118)	(118)
Ending balance as of December 31, 2015	$(810)	$(810)
Other comprehensive income before reclassifications, net of tax provision of $739 thousand (1)	(1,032)	(1,032)
Amounts reclassified from accumulated other comprehensive income, net of tax	—	—
Other comprehensive income, net of tax provision of $739 thousand	(1,032)	(1,032)
Ending balance as of December 31, 2016	$(1,842)	$(1,842)

(1)	Tax impact included in Deferred tax assets.
Dividends
Payment of Cash Dividends by the Company. California laws place restrictions on the ability of California corporations to pay cash dividends on preferred or common stock. Subject to certain limited exceptions, a California corporation may pay cash dividends only to the extent of (i) the amount of its retained earnings or (ii) the amount by which the fair value of the corporation’s assets exceeds its liabilities. The Company's ability to pay dividends is also limited by the ability of the Bank to pay cash dividends to the Company. See “—Payment of Dividends by the Bank to the Company” below. During the years ended December 31, 2016, 2015 and 2014, we issued 0, 5,917, and 11,123 Series C Shares, respectively, in lieu of accumulated declared and undeclared dividends on the Series B Shares. As of December 31, 2016 and 2015, we had no outstanding Series C Shares or Series B Shares as a result of the Exchange Transaction noted above in “Preferred Stock and Warrants.”

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The ability of the Bank to pay dividends is further restricted under the Federal Deposit Insurance Corporation Improvement Act of 1991, which prohibits an FDIC-insured bank from paying dividends if, after making such payment, the bank would fail to meet any of its minimum capital requirements. Under the Financial Institutions Supervisory Act and Federal Financial Institutions Reform, Recovery and Enforcement Act of 1989, federal banking regulators also have authority to prohibit FDIC-insured financial institutions from engaging in business practices which are considered to be unsafe or unsound. Under the authority of these acts, federal bank regulatory agencies, as part of their supervisory powers, generally require FDIC insured banks to adopt dividend policies which limit the payment of cash dividends. We have agreed that the Bank will not, without the FRB and the CDBO's prior written approval, pay any dividends to Bancorp. Refer to “Regulatory Matters” above in Item 1 for further detail. As a result, it is not expected that the Bank will be permitted to pay cash dividends for the foreseeable future.
While restrictions on the payment of dividends from the Bank to us exist, there are no restrictions on the dividends that PMAR may pay to the Company. PMAR has approximately $15.0 million in assets and could provide the Company with additional cash if required. We have committed to obtaining approval from the FRB and the CDBO prior to the Company paying any dividends. Refer to “Regulatory Matters” above in Item 1 for further detail.
15. Commitments and Contingencies
Leases
We lease certain facilities and equipment under various non-cancelable operating leases, which generally include 2% to 6% escalation clauses in the lease agreements. Rent expense for the years ended December 31, 2016, 2015 and 2014 was $2.6 million, $2.8 million, and $2.6 million, respectively.
Future minimum non-cancelable lease commitments were as follows at December 31, 2016:

(Dollars in thousands)
2017	$2,463
2018	2,069
2019	1,997
2020	901
2021 and beyond	105
Total	$7,535
Contingent Liabilities
Repurchase Reserves
We have historically maintained reserves for possible repurchases that we may have been required to make of certain of the mortgage loans which we sold as a result of deficiencies or defects that may be found to exist in such loans. Our repurchase reserve also covered returns of any premiums earned and administrative fees pertaining to the repurchase of mortgage loans that did not meet investor guidelines, including potential loss of advances on Veterans Affairs or Federal Housing Authority Ginnie Mae loans. As a result of our exit from the mortgage banking business and no longer being subject to potential loss for anything other than mortgage fraud, we have undertaken an analysis of our accrual. Our analysis assumes that the repurchase liability exposure will decrease over time as mortgage loans are paid off and as we are no longer originating new mortgage loans. We repurchased $0 thousand and $619 thousand of loans during the years ended December 31, 2016 and 2015, respectively. We review the repurchase reserves throughout the year for adequacy. The following table sets forth information, at December 31, 2016 and 2015, with respect to our reserves:

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2016	2015
Beginning balance	$314	$381
Provision for repurchases	(60)	(1)
Settlements	—	(66)
Total repurchases reserve	$254	$314
Commitments
To meet the financing needs of our customers in the normal course of business, we are a party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements. At December 31, 2016 and 2015, we were committed to fund certain loans including letters of credit amounting to approximately $317 million and $193 million, respectively. The contractual amounts of a credit-related financial instrument, such as a commitment to extend credit, a credit-card arrangement or a letter of credit, represents the amount of potential accounting loss should the commitment be fully drawn upon, the customer were to default, and the value of any existing collateral securing the customer’s payment obligation becomes worthless. The loss reserve for unfunded loan commitments was $350 thousand and $275 thousand at December 31, 2016 and 2015, respectively.
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
In December 2016, following an ongoing review related to alleged discriminatory practices within our discontinued mortgage banking business, we received notice that the U.S. Department of Justice has authorized a potential enforcement action against the Bank. We are in discussions with the U.S. Department of Justice to settle this matter. While we believe that we have meritorious defenses against any potential claim, the ultimate resolution of the matter is unknown. Based on current knowledge, however, we believe that the amount or range of loss with respect to this matter will not have a material impact to our consolidated financial position, results of operations or cash flows.
Based on our evaluation of the remaining lawsuits and other proceedings that were pending against us as of December 31, 2016, the outcomes in those suits or other proceedings are not expected to have, either individually or in the aggregate, a material adverse effect on our consolidated financial position, results of operations or cash flows. However, in light of the inherent uncertainties involved, some of which are beyond our control, and the very large or indeterminate damages often sought in such legal actions or proceedings, an adverse outcome in one or more of these suits or proceedings could be material to our results of operations or cash flows for any particular reporting period.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. Capital/Operating Plans
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
Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the following table) of total capital, common equity Tier 1 capital and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). We believe that, as of December 31, 2016, the Company and the Bank met all capital adequacy requirements to which they are subject and have not been notified by any regulatory agency that would require the Company or the Bank to maintain additional capital.
The actual capital amounts and ratios of the Company and the Bank at December 31, 2016 and December 31, 2015 are presented in the following tables:

			Applicable Federal Regulatory Requirement
At December 31, 2016	Actual Capital		For Capital Adequacy Purposes		To be Categorized As Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total Capital to Risk Weighted Assets:
Company	$131,043	12.8%	$88,230	At least 8.625	N/A	N/A
Bank	114,412	11.4%	86,566	At least 8.625	$100,366	At least 10.0
Common Equity Tier 1 Capital to Risk Weighted Assets:
Company	101,199	9.9%	52,427	At least 5.125	N/A	N/A
Bank	101,807	10.1%	51,438	At least 5.125	65,238	At least 6.5
Tier 1 Capital to Risk Weighted Assets:
Company	$118,199	11.6%	$67,771	At least 6.625	N/A	N/A
Bank	101,807	10.1%	66,492	At least 6.625	$80,293	At least 8.0
Tier 1 Capital to Average Assets:
Company	$118,199	10.5%	$44,923	At least 4.0	N/A	N/A
Bank	101,807	9.2%	44,360	At least 4.0	$55,450	At least 5.0

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

			Applicable Federal Regulatory Requirement
At December 31, 2015	Actual Capital		For Capital Adequacy Purposes		To be Categorized As Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total Capital to Risk Weighted Assets:
Company	$154,884	16.8%	$73,871	At least 8.0	N/A	N/A
Bank	136,457	15.0%	72,672	At least 8.0	$90,841	At least 10.0
Common Equity Tier 1 Capital to Risk Weighted Assets:
Company	131,188	14.2%	41,552	At least 4.5	N/A	N/A
Bank	125,018	13.8%	40,878	At least 4.5	59,046	At least 6.5
Tier 1 Capital to Risk Weighted Assets:
Company	$143,260	15.5%	$55,403	At least 6.0	N/A	N/A
Bank	125,018	13.8%	54,504	At least 6.0	$72,672	At least 8.0
Tier 1 Capital to Average Assets:
Company	$143,260	13.3%	$42,984	At least 4.0	N/A	N/A
Bank	125,018	11.8%	42,319	At least 4.0	$52,899	At least 5.0
As the above tables indicate, at December 31, 2016 and 2015, the Bank (on a stand-alone basis) qualified as a “well—capitalized” institution, and the capital ratios of the Company (on a consolidated basis) exceeded the capital ratios mandated for bank holding companies, under federally mandated capital standards and federally established prompt corrective action regulations. Since December 31, 2016, there have been no events or circumstances known to us which have changed or which are expected to result in a change in the Company’s or the Bank’s classification as well-capitalized institutions.
In early July 2013, the Federal Reserve Board and the FDIC issued final rules implementing the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act changes.  The rules revise minimum capital requirements and adjust prompt corrective action thresholds.  The final rules revise the regulatory capital elements, add a new common equity Tier 1 capital ratio, increase the minimum Tier 1 capital ratio requirement, and implement a new capital conservation buffer.  The rules also permit certain banking organizations to retain, through a one-time election, the existing treatment for accumulated other comprehensive income.  The final rules took effect for community banks on January 1, 2015, subject to a transition period for certain parts of the rules.  At December 31, 2016 the Bank (on a stand-alone basis) continued to qualify as a well-capitalized institution, and the Company continued to exceed the minimum required capital ratios applicable to it, under the capital adequacy guidelines described above.

17. Parent Company Only Information
Condensed Statements of Financial Condition

	December 31,
(Dollars in thousands)	2016	2015
Assets:
Due from banks and interest-bearing deposits with financial institutions	$8,621	$9,736
Investment in subsidiaries	108,088	141,197
Other assets	630	649
Total assets	$117,339	$151,582
Liabilities and shareholders’ equity:
Liabilities	$93	$139
Junior subordinated debentures	17,527	17,527
Shareholders’ equity	99,719	133,916
Total liabilities and shareholders’ equity	$117,339	$151,582
Condensed Statements of Operations

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
(Dollars in thousands)	2016	2015	2014
Interest income	$2	$9	$10
Interest expense	(582)	(507)	(580)
Other income	17	28	81
Other expenses	(1,012)	(984)	(849)
Equity in undistributed (loss) earnings of subsidiaries	(33,075)	13,895	1,695
Income tax benefit (expense)	7	—	—
Net (loss) income	$(34,643)	$12,441	$357

Condensed Statements of Cash Flows

	Year Ended December 31,
(Dollars in thousands)	2016	2015	2014
Cash Flows from Operating Activities:
Net (loss) income	$(34,643)	$12,441	$357
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Net increase in other assets	(19)	(7)	(47)
Net decrease in deferred taxes	38	—	—
Stock-based compensation expense	1,039	1,233	1,139
Undistributed loss (income) of subsidiary	33,075	(13,895)	(1,695)
Net (decrease) increase in interest payable	(71)	81	(2,055)
Net increase (decrease) in other liabilities	27	—	(220)
Net cash used in operating activities	(554)	(147)	(2,521)
Cash Flows from Investing Activities:
Net decrease in loans	—	—	—
Net cash provided by investing activities	—	—	—
Cash Flows from Financing Activities:
Payments for exchange of preferred stock for common stock	—	(324)	—
Common stock options exercised	455	1,511	1,218
Tax effect included in stockholders equity of restricted stock vesting	(16)	(109)	(52)
Return of capital from subsidiaries	4,000	—	—
Capital contribution to subsidiaries	(5,000)	—	—
Net cash (used in) provided by financing activities	(561)	1,078	1,166
Net (decrease) increase in cash and cash equivalents	(1,115)	931	(1,355)
Cash and Cash Equivalents, beginning of period	9,736	8,805	10,160
Cash and Cash Equivalents, end of period	$8,621	$9,736	$8,805

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

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth information regarding the net interest income and noninterest income for our commercial banking and discontinued operations segments, respectively, for the years ended December 31, 2016, 2015 and 2014.

(Dollars in thousands)	Commercial	Other	Total from continuing operations	Discontinued Operations	Total including discontinued operations
Net interest income for the year ended December 31,
2016	$36,044	$(521)	$35,523	$—	$35,523
2015	$33,932	$(404)	$33,528	$—	$33,528
2014	$32,702	$(241)	$32,461	$77	$32,538
Noninterest income for the year ended December 31,
2016	$3,438	$(501)	$2,937	$—	$2,937
2015	$2,658	$28	$2,686	$—	$2,686
2014	$4,289	$81	$4,370	$1,039	$5,409
Segment Assets at:
December 31, 2016	$1,126,890	$13,799	$1,140,689	$—	$1,140,689
December 31, 2015	$1,051,501	$10,888	$1,062,389	$—	$1,062,389

19. Unaudited Quarterly Information
Unaudited quarterly information for each of the three months in the years ended December 31, 2016 and 2015 was as follows:

	Three Months Ended
	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
	(in thousands, except per share data)
Total interest income	$10,613	$10,598	$9,835	$9,954
Total interest expense	1,462	1,409	1,355	1,251
Net interest income	9,151	9,189	8,480	8,703
Provision for loan and lease losses	—	10,730	8,720	420
Net interest income after provision for loan and lease losses	9,151	(1,541)	(240)	8,283
Total noninterest income	265	1,054	864	754
Total noninterest expense	9,266	9,687	8,893	8,555
Income (loss) before income taxes	150	(10,174)	(8,269)	482
Income tax (benefit) provision	(159)	20,352	(3,559)	198
Net income (loss) allocable to common shareholders	$309	$(30,526)	$(4,710)	$284
Per share data-basic:
Net income (loss) from continuing operations	$0.01	$(1.33)	$(0.21)	$0.01
Net income (loss) allocable to common shareholders	$0.01	$(1.33)	$(0.21)	$0.01
Per share data-diluted:
Net income (loss) from continuing operations	$0.01	$(1.33)	$(0.21)	$0.01
Net income (loss) allocable to common shareholders	$0.01	$(1.33)	$(0.21)	$0.01

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended
	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
	(in thousands, except per share data)
Total interest income	$9,860	$9,653	$9,813	$9,471
Total interest expense	1,281	1,342	1,324	1,322
Net interest income	8,579	8,311	8,489	8,149
Provision for loan and lease losses	—	—	—	—
Net interest income after provision for loan and lease losses	8,579	8,311	8,489	8,149
Total noninterest income	626	562	616	882
Total noninterest expense	8,689	8,552	8,967	9,116
Income (loss) from continuing operations before income taxes	516	321	138	(85)
Income tax (benefit) provision	(11,551)	—	—	—
Net income (loss) from continuing operations	$12,067	$321	$138	$(85)
Accumulated undeclared dividends on preferred stock	—	—	(309)	(309)
Dividends on preferred stock	—	(309)	—	—
Inducements for exchange of the preferred stock	—	(512)	—	—
Net income (loss) allocable to common shareholders	$12,067	$(500)	$(171)	$(394)
Per share data-basic:
Net income (loss) from continuing operations	$0.53	$(0.03)	$(0.01)	$(0.02)
Net income (loss) allocable to common shareholders	$0.53	$(0.03)	$(0.01)	$(0.02)
Per share data-diluted:
Net income (loss) from continuing operations	$0.53	$(0.03)	$(0.01)	$(0.02)
Net income (loss) allocable to common shareholders	$0.53	$(0.03)	$(0.01)	$(0.02)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
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
As required by SEC rules, an evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness, as of December 31, 2016, of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2016, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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
Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016, based on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design and the testing of the operational effectiveness of the Company’s internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.
Based on that assessment, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2016.
The Company's independent registered public accounting firm, RSM US LLP, has issued an audit report regarding its assessment of the Company's internal control over financial reporting as of December 31, 2016, which appears on page 58 herein.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION
None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Except for the information regarding our Code of Business and Ethical Conduct below, the information required by this Item 10 is hereby incorporated by reference to Pacific Mercantile Bancorp’s definitive proxy statement, expected to be filed with the SEC on or before May 1, 2017, for its Annual Meeting of Shareholders.
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

ITEM 11.     EXECUTIVE COMPENSATION
The information required by this Item 11 is hereby incorporated by reference to Pacific Mercantile Bancorp’s definitive proxy statement, expected to be filed with the SEC on or before May 1, 2017, for its Annual Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 is incorporated herein by reference from our definitive proxy statement expected to be filed with the SEC on or before May 1, 2017, for its Annual Meeting of Shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item 13 is hereby incorporated by reference to Pacific Mercantile Bancorp’s definitive proxy statement expected to be filed with the SEC on or before May 1, 2017, for its Annual Meeting of Shareholders.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item 14 is hereby incorporated by reference to Pacific Mercantile Bancorp’s definitive proxy statement expected to be filed with the SEC on or before May 1, 2017, for its Annual Meeting of Shareholders.

PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following documents are filed as part of this Report:

(1)	Financial Statements. The Consolidated Financial Statements of Pacific Mercantile Bancorp: See Index to Consolidated Financial Statements on Page 59 of this Annual Report.

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

ITEM 16.     FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 10, 2017.

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

/S/ THOMAS M. VERTIN	President, Chief Executive Officer and Director (Principal Executive Officer)	March 10, 2017
Thomas M. Vertin
/S/ CURT CHRISTIANSSEN	Chief Financial Officer (Principal Financial Officer)	March 10, 2017
Curt Christianssen
/S/ NANCY GRAY	Chief Accounting Officer (Principal Accounting Officer)	March 10, 2017
Nancy Gray
/s/ EDWARD J. CARPENTER	Chairman of the Board and Director	March 10, 2017
Edward J. Carpenter
/S/ ROMIR BOSU	Director	March 10, 2017
Romir Bosu
/S/ WARREN T. FINLEY	Director	March 10, 2017
Warren T. Finley
/S/ JOHN D. FLEMMING	Director	March 10, 2017
John D. Flemming
/s/ MICHAEL P. HOOPIS	Director	March 10, 2017
Michael P. Hoopis
/s/ DENIS KALSCHEUR	Director	March 10, 2017
Denis Kalscheur
/s/ DAVID J. MUNIO	Director	March 10, 2017
David Munio
/S/ JOHN THOMAS, M.D.	Director	March 10, 2017
John Thomas, M.D
/S/ STEPHEN P. YOST	Director	March 10, 2017
Stephen P. Yost

S-1

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

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

E-1

10.9+	Pacific Mercantile Bancorp Change in Control Severance Plan. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated January 27, 2014.)

10.10+	Pacific Mercantile Bancorp Change in Control Severance Plan Participation Agreement. (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated January 27, 2014.)

10.11+
Employment Agreement between Pacific Mercantile Bank and Curt A. Christianssen dated January 20, 2015. (Incorporated by reference to Exhibit 10.97 to the Current Report on Form 8-K dated January 20, 2015.)

10.12+
Employment Agreement between Pacific Mercantile Bank and Thomas M. Vertin dated December 8, 2015 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated December 8, 2015 and filed with the Commission on December 10, 2015.)

10.13+
Employment Agreement between Pacific Mercantile Bank and Thomas J. Inserra dated May 31, 2016 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (No. 000-30777) dated May 27, 2016).

10.14+
Change in Control Severance Plan Participation Agreement, dated May 27, 2016, by and among the Pacific Mercantile Bank and Thomas J. Inserra (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (No. 000-30777) dated May 27, 2016).

10.15+*	Employment Agreement between Pacific Mercantile Bank and Maxwell G. Sinclair dated May 27, 2016.

21*	Subsidiaries of the Company

23.1*	Consent of RSM US LLP, Independent Registered Public Accounting Firm

24.1	Power of Attorney (contained on the Signature Page of this Annual Report on Form 10-K)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS*	XBRL Instance Document

Exhibit 101.SCH*	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

Exhibit 101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.
** Furnished herewith.
+ Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.

E-2