Form 10-Q
period 2017-03-31
PACIFIC MERCANTILE BANCORP
filed 2017-05-05
CIK 1109546

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Securities Exchange Act Rule 12b-2). Yes  ☐    No  ☒
As of May 3, 2017, there were 23,176,409 shares of Common Stock outstanding.

PACIFIC MERCANTILE BANCORP
QUARTERLY REPORT ON FORM 10Q
FOR THE QUARTER ENDED MARCH 31, 2017

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except for per share data)
(Unaudited)

	March 31, 2017	December 31, 2016
ASSETS
Cash and due from banks	$17,643	$16,789
Interest bearing deposits with financial institutions	155,862	122,056
Cash and cash equivalents	173,505	138,845
Interest-bearing time deposits with financial institutions	3,669	3,669
Federal Reserve Bank of San Francisco and Federal Home Loan Bank Stock, at cost	8,170	8,170
Securities available for sale, at fair value	42,933	43,480
Loans (net of allowances of $16,794 and $16,801, respectively)	936,203	931,525
Accrued interest receivable	2,961	2,702
Premises and equipment, net	1,194	1,257
Net deferred tax assets	—	—
Other assets	11,110	11,041
Total assets	$1,179,745	$1,140,689
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$329,958	$332,573
Interest-bearing	722,926	668,727
Total deposits	1,052,884	1,001,300
Borrowings	—	15,000
Accrued interest payable	204	201
Other liabilities	6,282	6,942
Junior subordinated debentures	17,527	17,527
Total liabilities	1,076,897	1,040,970
Commitments and contingencies (Note 10)
Shareholders’ equity:
Common stock, no par value, 85,000,000 shares authorized; 23,172,809 and 23,004,668 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	149,788	148,680
Accumulated deficit	(45,338)	(47,119)
Accumulated other comprehensive loss	(1,602)	(1,842)
Total shareholders’ equity	102,848	99,719
Total liabilities and shareholders’ equity	$1,179,745	$1,140,689
The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except for per share data)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Interest income:
Loans, including fees	$10,998	$9,448
Securities available for sale and stock	342	349
Interest-bearing deposits with financial institutions	264	157
Total interest income	11,604	9,954
Interest expense:
Deposits	1,376	1,086
Borrowings	157	165
Total interest expense	1,533	1,251
Net interest income	10,071	8,703
Provision for loan and lease losses	—	420
Net interest income after provision for loan and lease losses	10,071	8,283
Noninterest income
Service fees on deposits and other banking services	308	255
Net gain on sale of small business administration loans	—	40
Net gain on sale of other assets	2	—
Other noninterest income	660	459
Total noninterest income	970	754
Noninterest expense
Salaries and employee benefits	5,712	5,687
Occupancy	645	745
Equipment and depreciation	418	423
Data processing	341	315
FDIC expense	304	195
Other real estate owned expense, net	—	(70)
Professional fees	1,110	550
Business development	143	119
Loan related expense	22	38
Insurance	61	76
Other operating expense	455	477
Total noninterest expense	9,211	8,555
Income before income taxes	1,830	482
Income tax provision	49	198
Net income allocable to common shareholders	$1,781	$284
Basic income per common share:
Net income available to common shareholders	$0.08	$0.01
Diluted income per common share:
Net income available to common shareholders	$0.08	$0.01
Weighted average number of common shares outstanding:
Basic	23,138,284	22,873,253
Diluted	23,238,428	23,005,669
The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Net income	$1,781	$284
Other comprehensive income, net of tax:
Change in unrealized gain on securities available for sale	240	512
Total comprehensive income	$2,021	$796
The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Shares and dollars in thousands)
(Unaudited)
For the Three Months Ended March 31, 2017

	Common stock		Retained earnings (accumulated deficit)	Accumulated other comprehensive income (loss)	Total
	Number of shares	Amount
Balance at December 31, 2016	23,005	$148,680	$(47,119)	$(1,842)	$99,719
Issuance of restricted stock, net	17	—	—	—	—
Common stock based compensation expense	—	197	—	—	197
Common stock options exercised	151	911	—	—	911
Net income	—	—	1,781	—	1,781
Other comprehensive income	—	—	—	240	240
Balance at March 31, 2017	23,173	$149,788	$(45,338)	$(1,602)	$102,848
The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash Flows From Operating Activities:
Net income	$1,781	$284
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	106	122
Provision for loan and lease losses	—	420
Amortization of premium on securities	58	71
Net amortization of deferred fees and unearned income on loans	(194)	(134)
Net gain on sales of other real estate owned	—	(107)
Net gain on sale of premises and equipment	(2)	—
Net gain on sale of small business administration loans	—	(40)
Small business administration loan originations	—	(806)
Proceeds from sale of small business administration loans	—	840
Stock-based compensation expense	197	277
Tax effect of restricted stock vesting	—	(16)
Changes in operating assets and liabilities:
Net increase in accrued interest receivable	(259)	(232)
Net (increase) decrease in other assets	(127)	196
Net decrease in deferred taxes	—	185
Net increase in income taxes receivable	—	(2)
Net increase (decrease) in accrued interest payable	3	(82)
Net decrease in other liabilities	(660)	(1,642)
Net cash provided by (used in) operating activities	903	(666)
Cash Flows From Investing Activities:
Net decrease in interest-bearing time deposits with financial institutions	—	248
Maturities of and principal payments received on securities available for sale and other stock	1,727	1,885
Purchase of securities available for sale and other stock	(998)	—
Purchase of other investments	—	(75)
Proceeds from sale of other real estate owned	—	757
Net (increase) decrease in loans	(4,426)	21,410
Purchases of premises and equipment	(43)	(27)
Proceeds from sale of premises and equipment	2	—
Net cash (used in) provided by investing activities	(3,738)	24,198
Cash Flows From Financing Activities:
Net increase in deposits	51,584	40,488
Payments of borrowings	(15,000)	—
Proceeds from exercise of common stock options	911	162
Net cash provided by financing activities	37,495	40,650
Net increase in cash and cash equivalents	34,660	64,182
Cash and Cash Equivalents, beginning of period	138,845	113,921
Cash and Cash Equivalents, end of period	$173,505	$178,103
Supplementary Cash Flow Information:
Cash paid for interest on deposits and other borrowings	$1,530	$1,333
Cash paid for income taxes	$2	$2
Non-Cash Investing Activities:
Transfer of loans into other assets	$58	$—
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

2. Significant Accounting Policies
Except as discussed below, our accounting policies are described in Note 2, Significant Accounting Policies of our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016 (“Form 10-K”).
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
Use of Estimates
The preparation of the financial statements in conformity with GAAP requires us to make certain estimates and assumptions that could affect the reported amounts of certain of our assets, liabilities, and contingencies at the date of the financial statements and the reported amounts of our revenues and expenses during the reporting periods. For the fiscal periods covered by this report, those estimates related primarily to our determinations of the allowance for loan and lease losses (“ALLL”), the fair values of securities available for sale, and the determination of the valuation allowance pertaining to deferred tax assets. If circumstances or financial trends on which those estimates were based were to change in the future or there were to occur any currently unanticipated events affecting the amounts of those estimates, our future financial position or results of operations could differ, possibly materially, from those expected at the current time.
Principles of Consolidation
Our consolidated financial statements for the three months ended March 31, 2017 and 2016 include the accounts of PMBC, the Bank and PMAR. All significant intercompany balances and transactions were eliminated in consolidation.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606),” which amended its guidance on revenue recognition to conform with international accounting guidance under the International Accounting Standards Board. The ASU provides a framework for addressing revenue recognition and replaces most existing revenue recognition guidance, as well as requires increased disclosure requirements. In August 2015, the FASB issued ASU 2015-14 to defer the effective date of ASU 2014-09 by one year. Accordingly, this guidance is effective for interim and annual periods beginning after December 15, 2017 with early adoption permitted for interim and annual periods beginning after December 15, 2016. We will adopt this guidance on January 1, 2018 using the modified retrospective approach. We expect the timing of revenue recognition to be accelerated as a result of the adoption of this guidance because it requires that loan origination fees be recognized at the time of origination, rather than over the life of the loan, which is the current practice. We expect this to create quarterly volatility within interest income as income will fluctuate based on the volume of originations in any given period. In addition, as the duration of our loan portfolio decreases, the impact of the recognition of our loan origination fees will diminish. We do not believe the impact to our beginning retained earnings will be material.
In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements — Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern,” which defines management's responsibility to evaluate whether there is substantial doubt about an organization's ability to continue as a going concern and clarifies when to provide related footnote disclosure. This guidance is effective for interim and annual periods beginning after December 15, 2016. Early adoption was permitted. We adopted this guidance on January 1, 2017 and it had no effect on our consolidated financial statements.
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
In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” which simplifies how several aspects of share-based payments are accounted for and presented in the financial statements. Under the new guidance, some of the aspects that are simplified include: income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This guidance is effective for interim and annual periods beginning after December 15, 2016. Early adoption was permitted. We adopted this guidance on January 1, 2017. As of December 31, 2016, we had excess tax benefits of approximately $211 thousand for which a benefit could not be previously recognized. Upon adoption, the balance of the unrecognized excess tax benefits was reversed with the impact recorded to retained earnings including any change to the valuation allowance as a result of the adoption.  Due to the full valuation allowance on the deferred tax assets, we did not have any impact to our consolidated financial statements as a result of this adoption. Upon adoption of this guidance, we elected to recognize forfeitures as they occur instead of applying an estimated forfeiture rate to each grant, which was the previous practice. The recorded impact to our beginning retained earnings was less than $10 thousand and not considered material. On a prospective basis, we expect the new guidance could create quarterly volatility in our noninterest expense as forfeitures occur.
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
In January 2017, the FASB issued ASU 2017-03, “Accounting Changes and Error Corrections (Topic 250) and Investments - Equity Method and Joint Ventures (Topic 323): Amendments to SEC Paragraphs Pursuant to Staff Announcements at the September 22, 2016 and November 16, 2016 EITF Meetings,” which incorporates into FASB accounting standards recent SEC guidance requiring expanded disclosure on the effect of implementation in advance of a company's adoption of a new accounting standard, specifically those related to revenue recognition, leases, financial instruments and credit losses. This guidance was effective immediately. We adopted this guidance upon the date of issuance and have increased the disclosure of the effect of recently issued accounting standards on future periods in this Form 10-Q. We will continue to provide expanded disclosure and updates on the estimated effect of recently issued accounting guidance through the period of adoption. This guidance only affected the financial statement footnote disclosures and had no impact on the financial statements.

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

FHLB and FRBSF Stock. The Bank is a member of the Federal Home Loan Bank of San Francisco (“FHLB”) and the FRBSF. As members, we are required to own stock of the FHLB and the FRBSF, the amount of which is based primarily on the level of our borrowings from those institutions. We also have the right to acquire additional shares of stock in either or both of the FHLB and the FRBSF. During the three months ended March 31, 2017, we purchased no shares of FHLB stock and no shares of FRBSF stock. The fair values of the FHLB and FRBSF stock are equal to their respective carrying amounts, are classified as restricted securities and are periodically evaluated for impairment based on our assessment of the ultimate recoverability of our investments in that stock. Any cash or stock dividends paid to us on such stock are reported as income.
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
Other Foreclosed Assets. Other foreclosed assets is reported at its net realizable value (fair value less estimated costs to sell), at the time any collateral other than real estate is acquired by the Bank in satisfaction of a loan. Subsequently, other foreclosed assets are carried at the lower of carrying value or fair value less estimated costs to sell. Fair value is determined based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, we record the foreclosed asset at Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, we record the foreclosed asset at Level 3.

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
Assets Recorded at Fair Value on a Recurring Basis
The following tables show the recorded amounts of assets and liabilities measured at fair value on a recurring basis at March 31, 2017 and December 31, 2016:

	At March 31, 2017
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Assets and Liabilities at Fair Value:
Investment securities available for sale
U.S. Treasury securities	$998	$998	$—	$—
Residential mortgage backed securities issued by U.S. agencies	35,320	—	35,320	—
Residential collateralized mortgage obligations issued by non-agency	451	—	451	—
Asset-backed security	1,261	—	—	1,261
Mutual funds	4,903	4,903	—	—
Total securities available for sale at fair value	$42,933	$5,901	$35,771	$1,261

	At December 31, 2016
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Assets and Liabilities at Fair Value:
Investment securities available for sale
Residential mortgage backed securities issued by U.S. agencies	$36,675	$—	$36,675	$—
Residential collateralized mortgage obligations issued by non-agency	468	—	468	—
Asset-backed security	1,433	—	—	1,433
Mutual funds	4,904	4,904	—	—
Total securities available for sale at fair value	$43,480	$4,904	$37,143	$1,433

The changes in Level 3 assets measured at fair value on a recurring basis are summarized as follows for the three months ended March 31, 2017:

Asset Backed Securities
(Dollars in thousands)
Balance of recurring Level 3 instruments at December 31, 2016	$1,433
Total gains or losses (realized/unrealized):
Included in other comprehensive income	(172)
Balance of recurring Level 3 instruments at March 31, 2017	$1,261
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

	At March 31, 2017				At December 31, 2016
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets at Fair Value:
Impaired loans	$25,659	$—	$—	$25,659	$24,897	$—	$—	$24,897
Other foreclosed assets	58	—	58	—	—	—	—	—
Total	$25,717	$—	$58	$25,659	$24,897	$—	$—	$24,897

Significant Unobservable Inputs and Valuation Techniques of Level 3 Fair Value Measurements
For our fair value measurements classified in Level 3 of the fair value hierarchy as of March 31, 2017, a summary of the significant unobservable inputs and valuation techniques is as follows:

	Fair Value Measurement as of March 31, 2017	Valuation Techniques(3)	Unobservable Inputs(3)	Range	Weighted Average
	(Dollars in thousands)
Assets
Asset-backed security	$1,261	Third-Party Pricing	Marketability discount	N/A (1)	N/A (1)
			Illiquidity discount	N/A (1)	N/A (1)
Impaired loans	25,659	Third-Party Pricing	Discounted cash flow	N/A (2)	N/A (2)
	$26,920

(1)	Information is unavailable as valuation was obtained from third-party pricing services.

(2)
As part of our process, we obtain appraisals for our various properties included within impaired loans which primarily rely upon market comparisons. These market comparisons support our assumption that the carrying value of the respective loans either requires or does not require additional impairment.

(3)	As of March 31, 2017, there has been no change to our valuation techniques or the types of unobservable inputs used in the calculation of fair value from December 31, 2016.
Fair Value Measurements for Other Financial Instruments
The table below provides estimated fair values and related carrying amounts of our financial instruments as of March 31, 2017 and December 31, 2016, excluding financial assets and liabilities which are recorded at fair value on a recurring basis.

	Estimated Fair Value
	At March 31, 2017					At December 31, 2016
	Carrying Value	Total	Level 1	Level 2	Level 3	Carrying Value	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$173,505	$173,505	$173,505	$—	$—	$138,845	$138,845	138,845	—	—
Interest-bearing deposits with financial institutions	3,669	3,669	3,669	—	—	3,669	3,669	3,669	—	—
Federal Reserve Bank of San Francisco and Federal Home Loan Bank stock	8,170	8,170	8,170	—	—	8,170	8,170	8,170	—	—
Loans, net	936,203	936,684	—	—	936,684	931,525	928,885	—	—	928,885
Accrued interest receivable	2,961	2,961	2,961	—	—	2,702	2,702	2,702	—	—
Financial liabilities:
Noninterest bearing deposits	329,958	329,958	329,958	—	—	332,573	332,573	332,573	—	—
Interest-bearing deposits	722,926	722,236	—	722,236	—	668,727	668,089	—	668,089	—
Borrowings	—	—	—	—	—	15,000	15,000	—	15,000	—
Junior subordinated debentures	17,527	17,527	—	17,527	—	17,527	17,527	—	17,527	—
Accrued interest payable	204	204	204	—	—	201	201	201	—	—

4. Investments
Securities Available For Sale, at Fair Value
The following table sets forth the major components of securities available for sale and compares the amortized costs and estimated fair market values of, and the gross unrealized gains and losses on, these securities at March 31, 2017 and December 31, 2016:

(Dollars in thousands)	March 31, 2017				December 31, 2016
	Amortized Cost	Gross Unrealized		Estimated Fair Value	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gain	Loss			Gain	Loss
Securities Available for Sale
U.S. Treasury securities	$998	$—	$—	$998	$—	$—	$—	$—
Residential mortgage backed securities issued by U.S. Agencies(1)	36,056	6	(742)	35,320	37,813	6	(1,144)	36,675
Residential collateralized mortgage obligations issued by non-agencies(1)	464	—	(13)	451	484	—	(16)	468
Asset backed security(2)	2,017	—	(756)	1,261	2,025	—	(592)	1,433
Mutual funds(3)	5,000	11	(108)	4,903	5,000	11	(107)	4,904
Total	$44,535	$17	$(1,619)	$42,933	$45,322	$17	$(1,859)	$43,480

(1)	Secured by closed-end first liens on 1-4 family residential mortgages.

(2)	Comprised of a security that represents an interest in a pool of trust preferred securities issued by U.S.-based banks and insurance companies.

(3)	Consists primarily of mutual fund investments in closed-end first liens on 1-4 family residential mortgages.
At March 31, 2017 and December 31, 2016, U.S. agency residential mortgage backed securities with an aggregate fair market value of $21.2 million and $21.1 million, respectively, were pledged to secure repurchase agreements, local agency deposits and treasury, tax and loan accounts.
The amortized cost and estimated fair values of securities available for sale at March 31, 2017 and December 31, 2016 are shown in the tables below by contractual maturities taking into consideration historical prepayments based on the prior twelve months of principal payments. Expected maturities will differ from contractual maturities and historical prepayments, particularly with respect to collateralized mortgage obligations, primarily because prepayment rates are affected by changes in conditions in the interest rate market and, therefore, future prepayment rates may differ from historical prepayment rates.

	At March 31, 2017 Maturing in
(Dollars in thousands)	One year or less	Over one year through five years	Over five years through ten years	Over ten Years	Total
Securities available for sale, amortized cost	$6,829	$24,028	$10,582	$3,096	$44,535
Securities available for sale, estimated fair value	6,683	23,586	10,345	2,319	42,933
Weighted average yield	1.64%	1.60%	1.61%	2.97%	1.71%

	At December 31, 2016 Maturing in
(Dollars in thousands)	One year or less	Over one year through five years	Over five years through ten years	Over ten Years	Total
Securities available for sale, amortized cost	$8,068	$24,014	$9,933	$3,307	$45,322
Securities available for sale, estimated fair value	7,831	23,344	9,619	2,686	43,480
Weighted average yield	1.48%	1.52%	1.58%	2.76%	1.62%
During the three months ended March 31, 2017, $1.0 million of securities available for sale were purchased. No securities available for sale were purchased during the three months ended March 31, 2016. We had no sales of securities available for sale during the three months ended March 31, 2017 and 2016.
The tables below indicate, as of March 31, 2017 and December 31, 2016, the gross unrealized losses and fair values of our investments, aggregated by investment category, and length of time that the individual securities have been in a continuous unrealized loss position.

	Securities with Unrealized Loss at March 31, 2017
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury securities	$998	$—	$—	$—	$998	$—
Residential mortgage backed securities issued by U.S. Agencies	15,404	(170)	19,362	(572)	34,766	(742)
Residential collateralized mortgage obligations issued by non-agencies	—	—	451	(13)	451	(13)
Asset backed security	—	—	1,260	(756)	1,260	(756)
Mutual funds	3,185	(65)	957	(43)	4,142	(108)
Total	$19,587	$(235)	$22,030	$(1,384)	$41,617	$(1,619)

	Securities With Unrealized Loss as of December 31, 2016
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Residential mortgage backed securities issued by U.S. Agencies	$16,110	$(267)	$19,975	$(877)	$36,085	$(1,144)
Residential collateralized mortgage obligations issued by non-agencies	—	—	468	(16)	468	(16)
Asset-backed security	—	—	1,433	(592)	1,433	(592)
Mutual funds	3,185	(65)	957	(42)	4,142	(107)
Total	$19,295	$(332)	$22,833	$(1,527)	$42,128	$(1,859)
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
Through the impairment assessment process, we determined that the available-for-sale securities discussed below were other-than-temporarily impaired at March 31, 2017. We recorded no impairment credit losses on available-for-sale securities in our consolidated statements of operations for the three months ended March 31, 2017 and 2016. The OTTI related to factors other than credit losses, in the aggregate amount of $756 thousand, and was recognized as other comprehensive loss in our accompanying consolidated statement of financial condition as of March 31, 2017.

The table below presents, for the three months ended March 31, 2017, a roll-forward of OTTI in those instances when a portion of the OTTI was attributable to non-credit related factors and, therefore, was recognized in other comprehensive loss:

(Dollars in thousands)	Gross Other- Than- Temporary Impairments	Other-Than- Temporary Impairments Included in Other Comprehensive Loss	Net Other-Than- Temporary Impairments Included in Retained Earnings (Deficit)
Balance – December 31, 2016	$(1,145)	$(592)	$(553)
Change in market value on a security for which an OTTI was previously recognized	(172)	(172)	—
Principal received on OTTI security	8	8	—
Balance – March 31, 2017	$(1,309)	$(756)	$(553)

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
Based on our OTTI assessment process, we determined that there is one asset-backed security in our portfolio of securities available for sale that was impaired as of March 31, 2017. This security is a multi-class, cash flow collateralized bond obligation backed by a pool of trust preferred securities issued by a diversified pool of 56 issuers that consisted of 45 U.S. depository institutions and 11 insurance companies at the time of the security’s issuance in November 2007. We purchased $3.0 million face amount of this security in November 2007 at a price of 95.21% for a total purchase price of $2.9 million, out of a total of $363 million of this security sold at the time of issuance. The security that we own (CUSIP 74042CAE8) is the mezzanine class B piece security with a variable interest rate of 3 month LIBOR plus 60 basis points, which had a rating of Aa2 and AA by Moody’s and Fitch, respectively, at the time of issuance in 2007.
As of March 31, 2017, the amortized cost of this security was $2.0 million with a fair value of $1.3 million, for an unrealized loss of approximately $756 thousand. As of March 31, 2017, the security had a Baa3 rating from Moody’s and a B rating from Fitch and had experienced $42.5 million in defaults (12.5% of total current collateral) and $7.0 million in deferring securities (2.1% of total current collateral) from issuance to March 31, 2017. As of March 31, 2017, the mezzanine class B tranche had $60.4 million in excess subordination.
We have made a determination that the remainder of our securities with respect to which there were unrealized losses as of March 31, 2017 are not other-than-temporarily impaired, because we have concluded that we have the ability to continue to hold those securities until their respective fair market values increase above their respective amortized costs or, if necessary, until their respective maturities. In reaching that conclusion we considered a number of factors and other information, which included: (i) the significance of each such security, (ii) the amount of the unrealized losses attributable to each such security, (iii) our liquidity position, (iv) the impact that retention of those securities could have on our capital position and (v) our evaluation of the expected future performance of these securities (based on the criteria discussed above).
Other Investments
As of March 31, 2017 and December 31, 2016, we had one investment in a limited partnership which was accounted for under the cost method of accounting and included within other assets on the consolidated statements of financial condition. During the three months ended March 31, 2017, we had no contributions to the investment. We had $75 thousand in contributions to this investment during the three months ended March 31, 2016. As of March 31, 2017 and December 31, 2016, our other investment was as follows:

	March 31, 2017	December 31, 2016
	(Dollars in thousands)
Investments accounted for under the cost method (1)	$666	$666

(1)	Represents the aggregate carrying amount of our investments that were not evaluated for impairment.

5. Loans and Allowance for Loan and Lease Losses
The loan portfolio consisted of the following at:

	March 31, 2017		December 31, 2016
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial loans	$323,354	34.0%	$333,376	35.2%
Commercial real estate loans – owner occupied	213,170	22.4%	214,420	22.7%
Commercial real estate loans – all other	195,051	20.5%	173,223	18.3%
Residential mortgage loans – multi-family	121,481	12.8%	130,930	13.8%
Residential mortgage loans – single family	33,021	3.5%	34,527	3.6%
Land development loans	21,931	2.3%	18,485	2.0%
Consumer loans	42,794	4.5%	41,563	4.4%
Total loans	950,802	100.0%	946,524	100.0%
Deferred loan origination costs, net	2,195		1,802
Allowance for loan and lease losses	(16,794)		(16,801)
Loans, net	$936,203		$931,525
At March 31, 2017 and December 31, 2016, loans of approximately $580 million and $527 million, respectively, were pledged to secure borrowings obtained from the FHLB and to support our unfunded borrowing capacity.
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

Set forth below is a summary of the activity in the ALLL during the three months ended March 31, 2017 and 2016:

(Dollars in thousands)	Commercial	Real Estate	Land Development	Consumer and Single Family Mortgages	Unallocated	Total
ALLL in the three months ended March 31, 2017:
Balance at beginning of period	$11,276	$4,226	$343	$642	$314	$16,801
Charge offs	(446)	(1)	—	(9)	—	(456)
Recoveries	260	27	—	162	—	449
Provision	(856)	(395)	(227)	11	1,467	—
Balance at end of period	$10,234	$3,857	$116	$806	$1,781	$16,794
ALLL in the three months ended March 31, 2016:
Balance at beginning of period	$6,639	$5,109	$282	$686	$—	$12,716
Charge offs	(163)	—	—	—	—	(163)
Recoveries	53	1	—	2	—	56
Provision	1,530	(1,041)	(79)	10	—	420
Balance at end of period	$8,059	$4,069	$203	$698	$—	$13,029
Set forth below is information regarding loan balances and the related ALLL, by portfolio type, as of March 31, 2017 and December 31, 2016.

(Dollars in thousands)	Commercial	Real Estate	Land Development	Consumer and Single Family Mortgages	Unallocated	Total
ALLL balance at March 31, 2017 related to:
Loans individually evaluated for impairment	$1,522	$—	$—	$—	$—	$1,522
Loans collectively evaluated for impairment	8,712	3,857	116	806	1,781	15,272
Total	$10,234	$3,857	$116	$806	$1,781	$16,794
Loans balance at March 31, 2017 related to:
Loans individually evaluated for impairment	$21,671	$3,310	$—	$432	$—	$25,413
Loans collectively evaluated for impairment	301,683	526,392	21,931	75,383	—	925,389
Total	$323,354	$529,702	$21,931	$75,815	$—	$950,802
ALLL balance at December 31, 2016 related to:
Loans individually evaluated for impairment	$2,042	$—	$—	$—	$—	$2,042
Loans collectively evaluated for impairment	9,234	4,226	343	642	314	14,759
Total	$11,276	$4,226	$343	$642	$314	$16,801
Loans balance at December 31, 2016 related to:
Loans individually evaluated for impairment	$20,330	$4,346	$—	$221	$—	$24,897
Loans collectively evaluated for impairment	313,046	514,227	18,485	75,869	—	921,627
Total	$333,376	$518,573	$18,485	$76,090	$—	$946,524

Credit Quality
The amounts of nonperforming assets and delinquencies that occur within our loan portfolio factor into our evaluation of the adequacy of the ALLL.
The following table provides a summary of the delinquency status of loans by portfolio type at March 31, 2017 and December 31, 2016:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater	Total Past Due	Current	Total Loans Outstanding	Loans >90 Days and Accruing
At March 31, 2017
Commercial loans	$764	$475	$15,406	$16,645	$306,709	$323,354	$—
Commercial real estate loans – owner-occupied	—	—	432	432	212,738	213,170	—
Commercial real estate loans – all other	995	—	—	995	194,056	195,051	—
Residential mortgage loans – multi-family	—	—	—	—	121,481	121,481	—
Residential mortgage loans – single family	—	—	—	—	33,021	33,021	—
Land development loans	—	—	—	—	21,931	21,931	—
Consumer loans	211	50	—	261	42,533	42,794	—
Total	$1,970	$525	$15,838	$18,333	$932,469	$950,802	$—
At December 31, 2016
Commercial loans	$7,055	$—	$13,946	$21,001	$312,375	$333,376	$—
Commercial real estate loans – owner-occupied	275	2,341	1,003	3,619	210,801	214,420	—
Commercial real estate loans – all other	512	1,014	—	1,526	171,697	173,223	—
Residential mortgage loans – multi-family	—	—	—	—	130,930	130,930	—
Residential mortgage loans – single family	—	—	—	—	34,527	34,527	—
Land development loans	—	—	—	—	18,485	18,485	—
Consumer loans	38	—	—	38	41,525	41,563	—
Total	$7,880	$3,355	$14,949	$26,184	$920,340	$946,524	$—
Generally, the accrual of interest on a loan is discontinued when principal or interest payments become more than 90 days past due, unless we believe that the loan is adequately collateralized and it is in the process of collection. There were no loans 90 days or more past due and still accruing interest at March 31, 2017 or December 31, 2016. In certain instances, when a loan is placed on non-accrual status, previously accrued but unpaid interest is reversed against current income. Subsequent collections of cash are applied as principal reductions when received (referred to as full nonaccrual basis of accounting), except when the ultimate collectability of principal is probable, in which case such payments are applied to accrued and unpaid interest, which is credited to income (referred to as nonaccrual cash basis of accounting). Non-accrual loans may be restored to accrual status when principal and interest become current and full repayment becomes expected.
The following table provides information with respect to loans on nonaccrual status, by portfolio type, as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
	(Dollars in thousands)
Nonaccrual loans:
Commercial loans	$21,917	$20,330
Commercial real estate loans – owner occupied	1,640	2,643
Commercial real estate loans – all other	1,670	1,703
Residential mortgage loans – single family	203	221
Consumer	229	—
Total(1)	$25,659	$24,897

(1)    Nonaccrual loans may include loans that are currently considered performing loans.

 We classify our loan portfolio using internal asset quality ratings. The following table provides a summary of loans by portfolio type and our internal asset quality ratings as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
	(Dollars in thousands)
Pass:
Commercial loans	$287,551	$287,717
Commercial real estate loans – owner occupied	198,465	197,497
Commercial real estate loans – all other	193,381	169,292
Residential mortgage loans – multi family	121,481	130,930
Residential mortgage loans – single family	32,818	34,306
Land development loans	21,931	18,485
Consumer loans	42,566	41,563
Total pass loans	$898,193	$879,790
Special Mention:
Commercial loans	$7,839	$4,672
Commercial real estate loans – owner occupied	9,426	7,834
Commercial real estate loans – all other	—	2,228
Total special mention loans	$17,265	$14,734
Substandard:
Commercial loans	$24,808	$37,668
Commercial real estate loans – owner occupied	5,279	9,089
Commercial real estate loans – all other	1,670	1,703
Residential mortgage loans – single family	203	221
Consumer loans	178	—
Total substandard loans	$32,138	$48,681
Doubtful:
Commercial loans	$3,156	$3,319
Consumer loans	50	—
Total doubtful loans	$3,206	$3,319
Total Loans:	$950,802	$946,524
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
The following table sets forth information regarding impaired loans, at March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
	(Dollars in thousands)
Impaired loans:
Nonaccruing loans	$18,087	$15,966
Nonaccruing restructured loans	7,572	8,931
Total impaired loans	$25,659	$24,897
Impaired loans less than 90 days delinquent and included in total impaired loans	$17,843	$9,948
The table below contains additional information with respect to impaired loans, by portfolio type, as of March 31, 2017 and December 31, 2016:

	March 31, 2017			December 31, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance (1)	Recorded Investment	Unpaid Principal Balance	Related Allowance (1)
	(Dollars in thousands)
No allowance recorded:
Commercial loans	$20,395	$23,857	$—	$17,021	$19,048	$—
Commercial real estate loans – owner occupied	1,640	3,283	—	2,643	4,335	—
Commercial real estate loans – all other	1,670	1,965	—	1,703	1,965	—
Residential mortgage loans – single family	203	210	—	221	225	—
Consumer loans	229	232	—	—	—	—
Total	24,137	29,547	—	21,588	25,573	—
With allowance recorded:
Commercial loans	$1,522	$1,565	$1,522	$3,309	$4,764	$2,042
Total	1,522	1,565	1,522	3,309	4,764	2,042
Total
Commercial loans	$21,917	$25,422	$1,522	$20,330	$23,812	$2,042
Commercial real estate loans – owner occupied	1,640	3,283	—	2,643	4,335	—
Commercial real estate loans – all other	1,670	1,965	—	1,703	1,965	—
Residential mortgage loans – single family	203	210	—	221	225	—
Consumer loans	229	232	—	—	—	—
Total	25,659	31,112	1,522	24,897	30,337	2,042

(1)
When the discounted cash flows, collateral value or market price equals or exceeds the recorded investment in the loan, then specific reserves are not required to be set aside for the loan within the ALLL. This typically occurs when the impaired loans have been partially charged-off and/or there have been interest payments received and applied to the balance of the principal outstanding.

At March 31, 2017 and December 31, 2016, there were $24.1 million and $21.6 million, respectively, of impaired loans for which no specific reserves had been allocated because these loans, in our judgment, were sufficiently collateralized. Of the impaired loans at March 31, 2017 for which no specific reserves were allocated, $18.0 million had been deemed impaired in the prior year.
Average balances and interest income recognized on impaired loans, by portfolio type, for the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended March 31,
	2017		2016
	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized
	(Dollars in thousands)
No allowance recorded:
Commercial loans	$18,708	$23	$11,149	$197
Commercial real estate loans – owner occupied	2,141	—	2,260	—
Commercial real estate loans – all other	1,686	—	6,423	—
Residential mortgage loans – multi-family	—	—	444	—
Residential mortgage loans – single family	212	—	618	—
Land development loans	—	—	1,606	—
Consumer loans	114	2	281	8
Total	22,861	25	22,781	205
With allowance recorded:
Commercial loans	2,416	—	6,280	—
Commercial real estate loans – owner occupied	—	—	1,611	—
Total	2,416	—	7,891	—
Total
Commercial loans	21,124	23	17,429	197
Commercial real estate loans – owner occupied	2,141	—	3,871	—
Commercial real estate loans – all other	1,686	—	6,423	—
Residential mortgage loans – multi-family	—	—	444	—
Residential mortgage loans – single family	212	—	618	—
Land development loans	—	—	1,606	—
Consumer loans	114	2	281	8
Total	$25,277	$25	$30,672	$205

The interest that would have been earned had the impaired loans remained current in accordance with their original terms was $522 thousand and $382 thousand during the three months ended March 31, 2017 and 2016, respectively.
Troubled Debt Restructurings (“TDRs”)
Pursuant to the FASB's ASU No. 2011-2, A Creditor's Determination of whether a Restructuring is a Troubled Debt Restructuring, the Bank's TDRs totaled $7.6 million and $8.9 million at March 31, 2017 and December 31, 2016, respectively. TDRs consist of loans to which modifications have been made for the purpose of alleviating temporary impairments of the borrower's financial condition and cash flows. Those modifications have come in the forms of changes in amortization terms, reductions in interest rates, interest only payments and, in limited cases, concessions to outstanding loan balances. The modifications are made as part of workout plans we enter into with the borrower that are designed to provide a bridge for the borrower's cash flow shortfalls in the near term. If a borrower works through the near term issues, then in most cases, the original contractual terms of the borrower's loan will be reinstated.
Of the $7.6 million of TDRs outstanding at March 31, 2017, none were performing in accordance with their terms and accruing interest. Our impairment analysis determined no specific reserves were required on the TDR balances outstanding at March 31, 2017.
The following table presents loans restructured as TDRs during the three months ended March 31, 2017 and 2016:

	Three Months Ended
	March 31, 2017			March 31, 2016
(Dollars in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Performing
Consumer loans	—	—	—	1	562	562
	—	—	—	1	562	562
Nonperforming
Commercial loans	1	746	453	—	—	—
	1	746	453	—	—	—
Total Troubled Debt Restructurings	1	$746	$453	1	$562	$562

During the three months ended March 31, 2017 and 2016, TDRs that were modified within the preceding 12-month period which subsequently defaulted were as follows:

	Three Months Ended
	March 31, 2017		March 31, 2016
	Number of loans	Recorded Investment	Number of loans	Recorded Investment
	(Dollars in thousands)
Commercial loans	—	$—	2	$656
Total(1)	—	$—	2	$656

(1)	During the three months ended March 31, 2017, there were no TDRs that were modified within the preceding 12-month period which subsequently defaulted.

6. Income Taxes
For the three months ended March 31, 2017, we had income tax expense of $49 thousand as a result of the payment to the state of California for the cost of doing business within the state and an estimated alternative minimum tax payment. No additional income tax expense is needed as a result of our net operating loss carryforward. Accounting rules specify that management must evaluate the deferred tax asset on a recurring basis to determine whether enough positive evidence exists to determine whether it is more-likely-than-not that the deferred tax asset will be available to offset or reduce future taxes. Negative evidence included the net loss incurred in 2016, an increase in our nonperforming assets from December 31, 2016, a cumulative three-year loss position, and our accumulated deficit. Positive evidence included our net income for the three months ended March 31, 2017, the forecast of our taxable income, the time period in which we have to utilize our deferred tax asset and the current economic conditions. The tax code allows net operating losses to be carried forward for 20 years from the date of the loss, and while management believes that the Company will be able to realize the deferred tax asset within that period, we are unable to assert the timing as to when that realization will occur. As a result of this conclusion and due to the hierarchy of evidence that the accounting rules specify, management determined that the valuation allowance of $21.7 million was still required at March 31, 2017.
For the three months ended March 31, 2016, we recorded income tax expense of $198 thousand as a result of net income generated during the quarter. During the first quarter of 2016, management evaluated the positive and negative evidence and determined that there continued to be enough positive evidence to support the full realization of the deferred tax asset and that no valuation allowance at March 31, 2016 was needed.
We file income tax returns with the U.S. federal government and the state of California. As of March 31, 2017, we were subject to examination by the Internal Revenue Service with respect to our U.S. federal tax returns for the 2013 to 2015 tax years and Franchise Tax Board for California state income tax returns for the 2012 to 2015 tax years. Net operating losses on our U.S. federal and California state income tax returns may be carried forward 20 years. As of March 31, 2017, we do not believe there will be any material adverse changes in our unrecognized tax benefits over the next 12 months.
Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of tax expense. We did not have any accrued interest or penalties associated with any unrecognized tax benefits, and no interest expense was recognized during the three months ended March 31, 2017 or 2016.
7. Stock-Based Employee Compensation Plans
In May 2010, our shareholders approved the adoption of our 2010 Equity Incentive Plan (the “2010 Incentive Plan”), which authorized and set aside a total of 400,000 shares of our common stock for issuance on the exercise of stock options or the grant of restricted stock or other equity incentives to our officers, and other key employees and directors. An additional 158,211 shares of common stock were also set aside which was equal to the total of the shares that were available for the grant of equity incentives under our shareholder-approved 2008 and 2004 Equity Incentive Plans (the "Previously Approved Plans") at the time of the adoption of the 2010 Incentive Plan. Options to purchase a total of 196,186 shares of our common stock granted under the Previously Approved Plans were outstanding at March 31, 2017. The 2010 Incentive Plan provides that if any of these outstanding options under the Previously Approved Plans expire or are terminated for any reason, then the number of shares that would become available for grants or awards of equity incentives under the 2010 Incentive Plan would be increased by an equivalent number of shares. At the Annual Shareholders meeting held in May 2013, our shareholders approved an additional 800,000 share increase in the maximum number of shares of our common stock that may be issued pursuant to grants or exercises of options or restricted shares or other equity incentives under the 2010 Incentive Plan, of which 234,201 shares of restricted stock, net of shares withheld for taxes, have vested as of March 31, 2017 thereby decreasing the maximum number of shares authorized under the 2010 Incentive Plan. As a result, as of March 31, 2017, the maximum number of shares that were authorized for the grant of options or other equity incentives under the 2010 Incentive Plan totaled 1,320,196 (assuming that all 196,186 shares of our common stock subject to options under the Previously Approved Plans expire or are terminated), or approximately 6% of the shares of our common stock then outstanding.
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
Under FASB ASC 718-10, we are required to recognize, in our financial statements, the fair value of the options or any restricted shares that we grant as compensation cost over their respective service periods. The fair values of the options that were outstanding at March 31, 2017 under the 2010 Incentive Plan were estimated as of their respective dates of grant using the Black-Scholes option-pricing model. The Company, under the 2010 Incentive Plan, granted restricted stock for the benefit of its employees and directors. These restricted shares vest over a period of three years for employees and one year for directors. The recipients of restricted shares have the right to vote all shares subject to such grant and receive all dividends with respect to such shares whether or not the shares have vested. The recipients do not pay any cash consideration for the shares.
Stock Options
The table below summarizes the weighted average assumptions used to determine the fair values of the options granted during the following periods:

	Three Months Ended March 31,
Assumptions with respect to:	2017(1)	2016
Expected volatility	—%	40%
Risk-free interest rate	—%	1.90%
Expected dividends	—%	—%
Expected term (years)	—	6.3
Weighted average fair value of options granted during period	$—	$2.95

(1)    No stock options were granted during the three months ended March 31, 2017.
The following table summarizes the stock option activity under the Company’s equity incentive plans during the three months ended March 31, 2017 and 2016, respectively.

	Number of Shares	Weighted- Average Exercise Price Per Share	Number of Shares	Weighted- Average Exercise Price Per Share
	2017		2016
Outstanding – January 1,	1,066,914	$6.35	838,696	$6.20
Granted	—	—	261,301	6.89
Exercised	(151,334)	6.02	(41,378)	3.89
Forfeited/Canceled	(31,500)	6.65	(13,231)	15.25
Outstanding – March 31,	884,080	6.39	1,045,388	6.35
Options Exercisable – March 31,	560,432	$6.11	608,867	$6.07
Options Vested – March 31,	560,432	$6.11	608,867	$6.07
Options to purchase 151,334 and 41,378 shares of our common stock were exercised during the three months ended March 31, 2017 and 2016, respectively. The aggregate intrinsic value of options exercised during the three months ended March 31, 2017 and 2016 was $224 thousand and $130 thousand, respectively. The fair value of options that vested during the three months ended March 31, 2017 and 2016 was $307 thousand and $115 thousand, respectively.

The following table provides additional information regarding the vested and unvested options that were outstanding at March 31, 2017.

Options Outstanding as of March 31, 2017					Options Exercisable as of March 31, 2017(1)
	Vested	Unvested	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Shares	Weighted Average Exercise Price
$2.97 – $4.99	84,503	—	$3.64	3.55	84,503	$3.64
$5.00 – $6.99	397,719	224,693	6.54	7.28	397,719	6.39
$7.00– $10.00	75,410	98,955	7.08	8.47	75,410	7.09
$10.01-$16.22	2,800	—	14.29	0.05	2,800	14.29
	560,432	323,648	$6.39	7.14	560,432	$6.11

(1)	The weighted average remaining contractual life of the options that were exercisable as of March 31, 2017 was 6.22 years.
The aggregate intrinsic value of options that were outstanding and exercisable under the 2010 Incentive Plan at March 31, 2017 and December 31, 2016 was $826 thousand and $837 thousand, respectively.

A summary of the status of the unvested options outstanding as of March 31, 2017 and 2016, and changes in the weighted average grant date fair values of the unvested options during the three months ended March 31, 2017 and 2016, are set forth in the following table.

	For the three months ended March 31,
	2017		2016
	Number of Shares Subject to Options	Weighted Average Grant Date Fair Value	Number of Shares Subject to Options	Weighted Average Grant Date Fair Value
Unvested at the beginning of the period	461,944	$2.79	215,926	$2.93
Granted	—	—	261,301	2.80
Vested	(106,796)	2.88	(37,475)	3.06
Forfeited/Canceled	(31,500)	2.61	(3,231)	2.98
Unvested at the end of the period	323,648	2.78	436,521	2.84
At March 31, 2017, the weighted average period over which nonvested awards were expected to be recognized was 2.18 years.
Restricted Stock
The following table summarizes the activity related to restricted stock granted, vested and forfeited under our equity incentive plans during the three months ended March 31, 2017 and 2016.

	For the three months ended March 31,
	2017		2016
	Number of Shares	Average Grant Date Fair Value	Number of Shares	Average Grant Date Fair Value
Outstanding at the beginning of the period	151,298	$6.84	129,283	$6.75
Granted	24,307	7.60	81,225	6.75
Vested	(59,675)	6.79	(35,475)	6.98
Forfeited	(7,500)	6.72	(1,127)	7.10
Outstanding at the end of the period	108,430	$7.05	173,906	$6.70

Compensation Expense
We expect that the compensation expense that will be recognized during the periods presented below in respect of stock options and restricted stock outstanding at March 31, 2017, will be as follows:

	Estimated Stock Based Compensation Expense Stock Options	Estimated Stock Based Compensation Expense Restricted Stock	Estimated Stock Based Compensation Expense Total
(Dollars in thousands)
For the years ending December 31,
Remainder of 2017	$308	$357	$665
2018	346	209	555
2019	76	53	129
2020	27	27	54
2021 and beyond	13	13	26
	$770	$659	$1,429
The aggregate amounts of stock based compensation expense recognized in our consolidated statements of operations for the three months ended March 31, 2017 and 2016 were $197 thousand and $277 thousand, respectively, in each case net of taxes.

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

The following table shows how we computed basic and diluted EPS for the three months ended March 31, 2017 and 2016.

(In thousands, except per share data)	For the Three Months Ended March 31,
	2017	2016
Numerator:
Numerator for basic and diluted net income available to common shareholders	$1,781	$284
Denominator:
Basic weighted average outstanding shares of common stock	23,138	22,873
Dilutive effect of employee stock options	100	132
Diluted weighted average common stock and common stock equivalents	23,238	23,006
Basic income per common share:
Net income available to common shareholders	$0.08	$0.01
Diluted income per common share:
Net income available to common shareholders	$0.08	$0.01
The weighted average shares that have an antidilutive effect in the calculation of diluted net income per share and have been excluded from the computations above were as follows:

	For the Three Months Ended March 31,
	2017	2016
Stock options(1)	442,416	377,537

(1)	Stock options were excluded from the computation of diluted earnings per common share for the three months ended March 31, 2017 and 2016 as a result of the shares being "out-of-the-money."

9. Shareholders’ Equity
Accumulated Other Comprehensive Income (Loss), net
Accumulated other comprehensive income (loss), net as of March 31, 2017 and December 31, 2016 was as follows:

	Unrealized Gain (Loss) on Securities Available-for-Sale, net of tax	Accumulated Other Comprehensive Income, Net
	(Dollars in thousands)
Ending balance as of December 31, 2015	$(810)	$(810)
Other comprehensive income before reclassifications, net of tax provision of $739 thousand (1)	(1,032)	(1,032)
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	—
Other comprehensive income, net of tax provision of $739 thousand	(1,032)	(1,032)
Ending balance as of December 31, 2016	$(1,842)	$(1,842)
Other comprehensive income before reclassifications(2)	240	240
Amounts reclassified from accumulated other comprehensive income, net of tax	—	—
Other comprehensive income(2)	240	240
Ending balance as of March 31, 2017	$(1,602)	$(1,602)

(1)	Tax impact included in Deferred tax assets.

(2)	No tax impact as a result of the full valuation allowance recorded against our deferred tax asset at March 31, 2017.
10. Commitments and Contingencies
Repurchase Reserves
We have historically maintained reserves for possible repurchases that we may have been required to make of certain of the mortgage loans which we sold as a result of deficiencies or defects that may be found to exist in such loans. Our repurchase reserve also covered returns of any premiums earned and administrative fees pertaining to the repurchase of mortgage loans that did not meet investor guidelines, including potential loss of advances on Veterans Affairs or Federal Housing Authority Ginnie Mae loans.  As a result of our exit from the mortgage banking business and no longer being subject to potential loss for anything other than mortgage fraud, we have undertaken an analysis of our accrual. Our analysis assumes that the repurchase liability exposure will decrease over time as mortgage loans are paid off and as we are no longer originating new mortgage loans. No loans were repurchased during the three months ended March 31, 2017 or during the three months ended March 31, 2016. The following table sets forth information at March 31, 2017 and December 31, 2016, with respect to our repurchase reserves:

	At and For the Three Months Ended	At and For the Year Ended
	March 31, 2017	December 31, 2016
	(Dollars in thousands)
Beginning balance	$254	$314
Recovery of repurchases	(13)	(60)
Settlements	—	—
Total repurchases reserve	$241	$254
Commitments
To meet the financing needs of our customers in the normal course of business, we are a party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements. At March 31, 2017 and December 31, 2016, we were committed to fund certain loans including letters of credit amounting to approximately $315 million and $317 million, respectively. The contractual amounts of a credit-related financial instrument, such as a commitment to extend credit, a credit-card arrangement or a letter of credit, represent the amount of potential accounting loss should the commitment be fully drawn upon, the customer were to default, and the value of any existing collateral securing the customer’s payment obligation becomes worthless. The loss reserve for unfunded loan commitments was $350 thousand at both March 31, 2017 and December 31, 2016.

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
Based on our evaluation of the remaining lawsuits and other proceedings that were pending against us as of March 31, 2017, the outcomes in those suits or other proceedings are not expected to have, either individually or in the aggregate, a material adverse effect on our consolidated financial position, results of operations or cash flows. However, in light of the inherent uncertainties involved, some of which are beyond our control, and the very large or indeterminate damages often sought in such legal actions or proceedings, an adverse outcome in one or more of these suits or proceedings could be material to our results of operations or cash flows for any particular reporting period.

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
The following table sets forth information regarding the net interest income and noninterest income for our commercial banking segment for the three months ended March 31, 2017 and 2016.

(Dollars in thousands)	Commercial	Other(1)	Total
Net interest income for the three months ended March 31,
2017	$9,967	$104	$10,071
2016	$8,842	$(139)	$8,703
Noninterest income for the three months ended March 31,
2017	$932	$38	$970
2016	$741	$13	$754
Segment Assets at:
March 31, 2017	$1,169,305	$10,440	$1,179,745
December 31, 2016	$1,126,890	$13,799	$1,140,689

(1)	Represents net interest income and noninterest income for PMAR and PMBC.

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
The following table sets forth the capital and capital ratios of the Company (on a consolidated basis) and the Bank (on a stand-alone basis) at March 31, 2017, as compared to the respective regulatory requirements applicable to them.

			Applicable Federal Regulatory Requirement
			For Capital Adequacy Purposes		To be Categorized As Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total Capital to Risk Weighted Assets:
Company	$134,327	12.7%	$91,582	At least 8.625	N/A	N/A
Bank	121,954	11.7%	90,293	At least 8.625	$104,687	At least 10.0
Common Equity Tier 1 Capital to Risk Weighted Assets:
Company	$104,004	9.8%	$54,418	At least 5.125	N/A	N/A
Bank	108,816	10.4%	53,652	At least 5.125	$68,047	At least 6.5
Tier 1 Capital to Risk Weighted Assets:
Company	$121,004	11.4%	$70,345	At least 6.625	N/A	N/A
Bank	108,816	10.4%	69,355	At least 6.625	$83,750	At least 8.0
Tier 1 Capital to Average Assets:
Company	$121,004	10.7%	$45,464	At least 4.0	N/A	N/A
Bank	108,816	9.7%	44,884	At least 4.0	$56,105	At least 5.0
In early July 2013, the Federal Reserve Board and the FDIC issued final rules implementing the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act changes.  The rules revise minimum capital requirements and adjust prompt correct action thresholds.  The final rules revise the regulatory capital elements, add a new common equity Tier 1 capital ratio, increase the minimum Tier 1 capital ratio requirement, and implement a new capital conservation buffer.  The rules also permit certain banking organizations to retain, through a one-time election, the existing treatment for accumulated other comprehensive income.  The final rules took effect for community banks on January 1, 2015, subject to a transition period for certain parts of the rules.  At March 31, 2017, the Bank (on a stand-alone basis) continued to qualify as a well-capitalized institution, and the Company continued to exceed the minimum required capital ratios applicable to it, under the capital adequacy guidelines described above.

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
In addition to the risk of incurring loan losses and provision for loan losses, which is an inherent risk of the banking business, these risks and uncertainties include, but are not limited to, the following: the risk that the credit quality of our borrowers declines; potential declines in the value of the collateral for secured loans; the risk that steps we have taken to strengthen our overall credit administration are not effective; the risk of a downturn in the United States economy, and domestic or international economic conditions, which could cause us to incur additional loan losses and adversely affect our results of operations in the future; the risk that our interest margins and, therefore, our net interest income will be adversely affected by changes in prevailing interest rates; the risk that we will not succeed in further reducing our remaining nonperforming assets, in which event we would face the prospect of further loan charge-offs and write-downs of assets; the risk that we will not be able to manage our interest rate risks effectively, in which event our operating results could be harmed; the prospect of changes in government regulation of banking and other financial services organizations, which could impact our costs of doing business and restrict our ability to take advantage of business and growth opportunities; the risk that our efforts to develop a robust commercial banking platform may not succeed; and the risk that we may be unable to realize our expected level of increasing deposit inflows. Additional information regarding these and other risks and uncertainties to which our business is subject is contained in our Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Form 10-K”) that we filed with the Securities and Exchange Commission (“SEC”) on March 14, 2016, and readers of this Report are urged to review the additional information contained in that report, and in any subsequent Quarterly Report on Form 10-Q that we file with the SEC. We urge you to read those risk factors in conjunction with your review of the following discussion and analysis of our results of operations for the three months ended, and our financial condition at, March 31, 2017.
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
As of March 31, 2017, our total assets, net loans and total deposits were $1.2 billion, $936 million and $1.1 billion, respectively.
The Bank, which is headquartered in Orange County, California, approximately 40 miles south of Los Angeles, conducts a commercial banking business in Orange, Los Angeles, San Bernardino and San Diego counties in Southern California. The Bank is also a member of the Federal Reserve System and its deposits are insured, to the maximum extent permitted by law, by the Federal Deposit Insurance Corporation (the “FDIC”). For the three months ended March 31, 2017 and 2016, we operated as one reportable segment, Commercial Banking.
Unless the context otherwise requires, the “Company,” “we,” “our,” “ours,” and “us” refer to Pacific Mercantile Bancorp and its consolidated subsidiaries.

Results of Operations
Operating Results for the Three Months Ended March 31, 2017 and 2016
Our operating results for the three months ended March 31, 2017, compared to the same period in March 31, 2016, were as follows:

	Three Months Ended March 31,		2017 vs. 2016 % Change
	2017	2016
	(Dollars in thousands)
Interest income	$11,604	$9,954	16.6%
Interest expense	1,533	1,251	22.5%
Provision for loan and lease losses	—	420	(100.0)%
Non-interest income	970	754	28.6%
Non-interest expense	9,211	8,555	7.7%
Income tax expense	49	198	(75.3)%
Net income	1,781	284	527.1%
Interest Income
Three Months Ended March 31, 2017 and 2016
Total interest income increased 16.6% to $11.6 million for the three months ended March 31, 2017 from $10.0 million for the three months ended March 31, 2016. This was primarily due to an increase in interest income on loans and short-term investments during the three months ended March 31, 2017 compared to the same prior year period. During the three months ended March 31, 2017 and 2016, interest income on loans was $11.0 million and $9.4 million, respectively, yielding 4.73% and 4.51% on average loan balances of $943.4 million and $842.2 million, respectively. The increase in the average loan balances is attributable to an increase in loan demand. The increase in average loan yield is primarily attributable to the actions of the Board of Governors of the Federal Reserve System (“Federal Reserve Board”) to raise short-term interest rates by 25 basis points in both the first quarter of 2017 and the fourth quarter of 2016.
During the three months ended March 31, 2017 and 2016, interest income from our securities available-for-sale and stock was $342 thousand and $349 thousand, respectively, yielding 2.72% and 2.34% on average balances of $50.9 million and $60.1 million, respectively. The average securities balances decreased as a result of maturities of, and payments on, securities which we did not fully replace. Interest income from our short-term investments, including our federal funds sold and interest-bearing deposits, was $264 thousand and $157 thousand for the three months ended March 31, 2017 and 2016, respectively, yielding 0.83% and 0.52% on average balances of $129.2 million and $122.1 million, respectively. The increase in interest income from our short-term investments was primarily attributable to a higher average balance and an increase in the average yield during the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. The increase in the average yield is attributable to the Federal Reserve Board raising interest rates by 25 basis points in both the first quarter of 2017 and the fourth quarter of 2016. As a result, total interest income on investments increased for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016.
Interest Expense
Three Months Ended March 31, 2017 and 2016
Total interest expense increased 22.5% for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The increase was primarily due to an increase in our cost of funds from 0.77% at March 31, 2016 to 0.88% at March 31, 2017 and a higher average balance of interest-bearing liabilities from $656.0 million at March 31, 2016 to $706.6 million at March 31, 2017, which consisted of deposits, borrowings and junior subordinated debentures. Our cost of funds increased as a result of the actions of the Federal Reserve Board to raise short-term interest rates by 25 basis points in both the first quarter of 2017 and the fourth quarter of 2016. The increase in our average balance of interest-bearing liabilities is primarily attributable to the increase in the average balance of our core deposits as a result of new client acquisitions. Interest expense on our certificates of deposit for the three months ended March 31, 2017 and 2016 was $680 thousand and $609 thousand, respectively, with a cost of funds of 1.07% and 0.93% on average balances of $256.7 million and $263.3 million, respectively.

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
As a result of the Federal Reserve Board raising interest rates by 25 basis points in the fourth quarter of 2016, we experienced expansion in our net interest margin. The favorable impact of higher prevailing interest rates on our asset-sensitive balance sheet was evidenced in the three months ended March 31, 2017 and will be further evidenced in the second quarter of 2017 as a result of the 25 basis points increase in March 2017. While we are unable to assert as to whether the Federal Reserve Board will continue to increase short-term interest rates in the future, we expect the favorable impact on our net interest margin to remain in the event that interest rates continue to rise.
The following table sets forth information regarding our average balances, yields on interest earning assets, interest expense on interest-bearing liabilities, the interest rate spread and the interest rate margin for the three months ended March 31, 2017 and 2016. Average balances are calculated based on average daily balances.

	Three Months Ended March 31,
	2017			2016
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets
Short-term investments(1)	$129,200	$264	0.83%	$122,109	$157	0.52%
Securities available for sale and stock(2)	50,938	342	2.72%	60,076	349	2.34%
Loans(3)	943,439	10,998	4.73%	842,200	9,448	4.51%
Total interest-earning assets	1,123,577	11,604	4.19%	1,024,385	9,954	3.91%
Noninterest-earning assets
Cash and due from banks	14,501			15,768
All other assets	(1,135)			19,738
Total assets	$1,136,943			$1,059,891
Interest-bearing liabilities:
Interest-bearing checking accounts	$77,569	$65	0.34%	$51,567	$22	0.17%
Money market and savings accounts	354,459	631	0.72%	313,669	455	0.58%
Certificates of deposit	256,698	680	1.07%	263,255	609	0.93%
Other borrowings	333	—	—%	10,000	25	1.01%
Junior subordinated debentures	17,527	157	3.63%	17,527	140	3.21%
Total interest bearing liabilities	706,586	1,533	0.88%	656,018	1,251	0.77%
Noninterest bearing liabilities
Demand deposits	320,679			262,406
Accrued expenses and other liabilities	6,792			6,358
Shareholders' equity	102,886			135,109
Total liabilities and shareholders' equity	$1,136,943			$1,059,891
Net interest income		$10,071			$8,703
Net interest income/spread			3.31%			3.14%
Net interest margin			3.64%			3.42%

(1)	Short-term investments consist of federal funds sold and interest bearing deposits that we maintain at other financial institutions.

(2)	Stock consists of Federal Home Loan Bank (“FHLB”) stock and Federal Reserve Bank of San Francisco (“FRBSF”) stock.

(3)	Loans include the average balance of nonaccrual loans.

The following table sets forth changes in interest income, including loan fees, and interest paid in the three months ended March 31, 2017 and 2016 and the extent to which those changes were attributable to changes in (i) the volumes of or the rates of interest earned on interest-earning assets and (ii) the volumes of or the rates of interest paid on our interest-bearing liabilities.

	Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016 Increase (Decrease) due to Changes in
	Volume	Rates	Total Increase (Decrease)
	(Dollars in thousands)
Interest income
Short-term investments(1)	$9	$98	$107
Securities available for sale and stock(2)	(58)	51	(7)
Loans	1,109	441	1,550
Total earning assets	1,060	590	1,650
Interest expense
Interest-bearing checking accounts	15	28	43
Money market and savings accounts	62	114	176
Certificates of deposit	(16)	87	71
Borrowings	(12)	(13)	(25)
Junior subordinated debentures	—	17	17
Total interest-bearing liabilities	49	233	282
Net interest income	$1,011	$357	$1,368

(1)	Short-term investments consist of federal funds sold and interest bearing deposits that we maintain at financial institutions.

(2)	Stock consists of FHLB stock and FRBSF stock.
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
We recorded no provision for loan and lease losses during the three months ended March 31, 2017 as compared to $420 thousand recorded for the three months ended March 31, 2016. We recorded no provision for the first quarter of 2017 due primarily to reserves for new loan growth being offset by a decline in the level of problem assets. We recorded a $420 thousand provision for loan and lease losses in the first quarter of 2016 as a result of one large loan relationship moving to nonaccrual status during the period and charge offs exceeding recoveries during that same period.
During the three months ended March 31, 2017, we had net charge-offs of $7 thousand.
During the three months ended September 30, 2016, our Credit Administration, along with three independent loan review firms, completed a comprehensive review of our commercial and commercial real estate loan portfolio. This review culminated in the downgrading of approximately $48 million in credits, of which $38 million were classified credits. Approximately 86% of these credit downgrades involved loans that were performing. Of the $48 million in loan downgrades during the three months ended September 30, 2016, $26.7 million in principal payments were received and $6.9 million in loan upgrades were made during the six months subsequent to September 30, 2016. This represents a 70% reduction and improvement from September 30, 2016, leaving $14.6 million in loan downgrades taken in the third quarter of 2016 that we continue to manage and anticipate progress to be made on these remaining loans during the second quarter of 2017. However, some of the client relationships may not be resolved until the second half of 2017 or later.
See "—Financial Condition—Nonperforming Assets and Allowance for Loan and Lease Losses" below in this Item 2 for additional information regarding the ALLL.
Noninterest Income
The following table identifies the components of and the percentage changes in noninterest income during the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	Amount	Amount	Percentage Change
	2017	2016	2017 vs. 2016
	(Dollars in thousands)
Service fees on deposits and other banking services	$308	$255	20.8%
Net gain on sale of other assets	2	—	100.0%
Net gain on sale of small business administration loans	—	40	(100.0)%
Other noninterest income	660	459	43.8%
Total noninterest income	$970	$754	28.6%
Three Months Ended March 31, 2017 and 2016
Noninterest income increased by $216 thousand, or 28.6%, for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016, primarily as a result of an increase in loan servicing and referral fees partially offset by a decrease in net gain on sale of small business administration loans.
Noninterest Expense
The following table sets forth the principal components and the amounts of, and the percentage changes in, noninterest expense during the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31,
	2017	2016	2017 vs. 2016
	Amount	Amount	Percent Change
	(Dollars in thousands)
Salaries and employee benefits	$5,712	$5,687	0.4%
Occupancy	645	745	(13.4)%
Equipment and depreciation	418	423	(1.2)%
Data processing	341	315	8.3%
FDIC expense	304	195	55.9%
Other real estate owned expense, net	—	(70)	(100.0)%
Professional fees	1,110	550	101.8%
Business development	143	119	20.2%
Loan related expense	22	38	(42.1)%
Insurance	61	76	(19.7)%
Other operating expenses (1)	455	477	(4.6)%
Total noninterest expense	$9,211	$8,555	7.7%

(1)	Other operating expenses primarily consist of telephone, advertising, director fees, regulatory expenses, and correspondent bank fees.
Three Months Ended March 31, 2017 and 2016
Noninterest expense increased $656 thousand, or 7.7%, for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016, primarily as a result of:

•	An increase of $560 thousand in our professional fees primarily related to higher accounting and legal fees in the first quarter of 2017; and

•	An increase of $109 thousand in our FDIC insurance expense as a result of an increase in our insurance premium rate.
Provision for Income Tax
For the three months ended March 31, 2017, we had income tax expense of $49 thousand, compared with income tax expense of $198 thousand during the three months ended March 31, 2016. The income tax expense for the three months ended March 31, 2017 represents the payment to the state of California for the cost of doing business within the state and an estimated alternative minimum tax payment. No additional income tax expense is needed as a result of our net operating loss carryforward. Accounting rules specify that management must evaluate the deferred tax asset on a recurring basis to determine whether enough positive evidence exists to determine whether it is more-likely-than-not that the deferred tax asset will be available to offset or reduce future taxes. The tax code allows net operating losses to be carried forward for 20 years from the date of the loss, and while management believes that the Company will be able to realize the deferred tax asset within the period that our net operating losses may be carried forward, we are unable to assert the timing as to when that realization will occur. Due to the hierarchy of evidence that the accounting rules specify, management determined that the valuation allowance of $21.7 million was still required at March 31, 2017.
For the three months ended March 31, 2016, we recorded income tax expense of $198 thousand as a result of net income generated during the quarter. During the first quarter of 2016, management evaluated the positive and negative evidence and determined that there continued to be enough positive evidence to support the full realization of the deferred tax asset and that no valuation allowance at March 31, 2016 was needed.

Financial Condition
Assets
Our total assets increased by $39 million at March 31, 2017 compared to December 31, 2016. The following table sets forth the composition of our interest earning assets at:

	March 31, 2017	December 31, 2016
	(Dollars in thousands)
Interest-bearing deposits with financial institutions (1)	$155,862	$122,056
Interest-bearing time deposits with financial institutions	3,669	3,669
Federal Reserve Bank of San Francisco and Federal Home Loan Bank Stock, at cost	8,170	8,170
Securities available for sale, at fair value	42,933	43,480
Loans (net of allowances of $16,794 and $16,801, respectively)	936,203	931,525

(1)	Includes interest-earning balances maintained at the FRBSF.
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
The following is a summary of the major components of securities available for sale and a comparison of the amortized cost, estimated fair values and the gross unrealized gains and losses attributable to those securities, as of March 31, 2017 and December 31, 2016:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Securities available for sale at March 31, 2017:
U.S. Treasury securities	$998	$—	$—	$998
Residential mortgage backed securities issued by U.S. Agencies	36,056	6	(742)	35,320
Residential collateralized mortgage obligations issued by non agencies	464	—	(13)	451
Asset backed security	2,017	—	(756)	1,261
Mutual funds	5,000	11	(108)	4,903
Total securities available for sale	$44,535	$17	$(1,619)	$42,933
Securities available for sale at December 31, 2016:
Residential mortgage backed securities issued by U.S. Agencies	$37,813	$6	$(1,144)	$36,675
Residential collateralized mortgage obligations issued by non agencies	484	—	(16)	468
Asset backed security	2,025	—	(592)	1,433
Mutual funds	5,000	11	(107)	4,904
Total securities available for sale	$45,322	$17	$(1,859)	$43,480
The amortized cost of securities available for sale at March 31, 2017 is shown in the table below by contractual maturities taking into consideration historical prepayments based on the prior twelve months of principal payments. Expected maturities will differ from contractual maturities and historical prepayments, particularly with respect to collateralized mortgage obligations, primarily because prepayment rates are affected by changes in conditions in the interest rate market and, therefore, future prepayment rates may differ from historical prepayment rates.

	March 31, 2017 Maturing in
	One year or less		Over one year through five years		Over five years through ten years		Over ten years		Total
(Dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Securities available for sale:
U.S. Treasury securities	$—	—%	$998	1.23%	$—	—%	$—	—%	$998	1.23%
Residential mortgage-backed securities issued by U.S. Agencies	6,365	1.48%	18,030	1.51%	10,582	1.61%	1,079	1.80%	36,056	1.54%
Non-agency collateralized mortgage obligations	464	3.73%	—	—%	—	—	—	—	464	3.73%
Asset backed securities	—	—	—	—	—	—	2,017	3.60%	2,017	3.60%
Mutual funds	—	—	5,000	2.03%	—	—	—	—	5,000	2.03%
Total Securities Available for sale	$6,829	1.64%	$24,028	1.60%	$10,582	1.61%	$3,096	2.97%	$44,535	1.71%

Loans
The following table sets forth the composition, by loan category, of our loan portfolio at March 31, 2017 and December 31, 2016:

	March 31, 2017		December 31, 2016
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial loans	$323,354	34.0%	$333,376	35.2%
Commercial real estate loans – owner occupied	213,170	22.4%	214,420	22.7%
Commercial real estate loans – all other	195,051	20.5%	173,223	18.3%
Residential mortgage loans – multi-family	121,481	12.8%	130,930	13.8%
Residential mortgage loans – single family	33,021	3.5%	34,527	3.6%
Land development loans	21,931	2.3%	18,485	2.0%
Consumer loans	42,794	4.5%	41,563	4.4%
Total loans	950,802	100.0%	946,524	100.0%
Deferred loan origination costs, net	2,195		1,802
Allowance for loan and lease losses	(16,794)		(16,801)
Loans, net	$936,203		$931,525
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
The following table sets forth the maturity distribution of our loan portfolio (excluding single and multi-family residential mortgage loans and consumer loans) at March 31, 2017:

	March 31, 2017
	One Year or Less	Over One Year Through Five Years	Over Five Years	Total
	(Dollars in thousands)
Real estate loans(1)
Floating rate	$16,704	$44,178	$141,410	$202,292
Fixed rate	6,326	67,407	154,127	227,860
Commercial loans
Floating rate	101,773	123,452	26,247	251,472
Fixed rate	24,185	34,091	13,606	71,882
Total	$148,988	$269,128	$335,390	$753,506

(1)	Does not include mortgage loans on single or multi-family residences or consumer loans, which totaled $154.5 million and $42.8 million, respectively, at March 31, 2017.
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
The following table sets forth information regarding our nonperforming assets, as well as information regarding restructured loans, at March 31, 2017 and December 31, 2016:

	At March 31, 2017	At December 31, 2016
	(Dollars in thousands)
Nonaccrual loans:
Commercial loans	$21,917	$20,330
Commercial real estate	3,310	4,346
Residential real estate	203	221
Land development	—	—
Consumer	229	—
Total nonaccrual loans	$25,659	$24,897
Loans past due 90 days and still accruing interest:
Total loans past due 90 days and still accruing interest	$—	$—
Other nonperforming assets:
Other foreclosed assets	58	—
Total nonperforming assets	$25,717	$24,897
Restructured loans:
Accruing loans	$—	$—
Nonaccruing loans (included in nonaccrual loans above)	7,572	8,931
Total restructured loans	$7,572	$8,931

As the above table indicates, total nonperforming assets increased by approximately $820 thousand, or 3.3%, to $25.7 million as of March 31, 2017 from $24.9 million as of December 31, 2016. The increase in our non-performing loans resulted primarily from $8.0 million moving to nonaccrual status during the three months ended March 31, 2017 partially offset by $6.7 million in payoffs or paydowns on our nonaccrual loans and $456 thousand charged-off during the same period. The increase in our other foreclosed assets balance from December 31, 2016 related to the foreclosure of a automobile during the first quarter of 2017, which has been listed for sale as of March 31, 2017.
Information Regarding Impaired Loans. At March 31, 2017, loans deemed impaired totaled $25.7 million as compared to $24.9 million at December 31, 2016. We had an average investment in impaired loans of $25.3 million for the three months ended March 31, 2017 as compared to $30.7 million for the three months ended March 31, 2016. The interest that would have been earned during the three months ended March 31, 2017 had the nonaccruing impaired loans remained current in accordance with their original terms was approximately $522 thousand.
The following table sets forth the amount of impaired loans to which a portion of the ALLL has been specifically allocated, and the aggregate amount so allocated, in accordance with Accounting Standards Codification 310-10, and the amount of the ALLL and the amount of impaired loans for which no such allocations were made, in each case at March 31, 2017 and December 31, 2016:

	March 31, 2017			December 31, 2016
	Loans	Reserves for Loan Losses	% of Reserves to Loans	Loans	Reserves for Loan Losses	% of Reserves to Loans
	(Dollars in thousands)
Impaired loans with specific reserves	$1,522	$1,522	100.0%	$3,309	$2,042	61.7%
Impaired loans without specific reserves	24,137	—	—	21,588	—	—
Total impaired loans	$25,659	$1,522	5.9%	$24,897	$2,042	8.2%
The $762 thousand increase in impaired loans to $25.7 million at March 31, 2017 from $24.9 million at December 31, 2016 was primarily attributable to additions of $8.0 million to impaired loans during the three months ended March 31, 2017 partially offset by $6.7 million in principal payments, $58 thousand transferred to other assets and $456 thousand charged-off during the same period. Based on an internal analysis, using the current estimated fair values of the collateral or the discounted present values of the future estimated cash flows of the impaired loans, we concluded that, at March 31, 2017, $1.5 million of specific reserves were required on one impaired loan and that all remaining impaired loans were well secured and adequately collateralized with no specific reserves required.
Allowance for Loan and Lease Losses. The ALLL totaled $16.8 million, representing 1.77% of loans outstanding, at March 31, 2017, as compared to $16.8 million, or 1.78% of loans outstanding, at December 31, 2016.
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
Set forth below is information regarding loan balances and the related ALLL, by portfolio type, for the three months ended March 31, 2017 and 2016.

(Dollars in thousands)	Commercial	Real Estate	Land Development	Consumer and Single Family Mortgages	Unallocated	Total
ALLL for the three months ended March 31, 2017:
Balance at beginning of year	$11,276	$4,226	$343	$642	$314	$16,801
Charge offs	(446)	(1)	—	(9)	—	(456)
Recoveries	260	27	—	162	—	449
Provision	(856)	(395)	(227)	11	1,467	—
Balance at end of year	$10,234	$3,857	$116	$806	$1,781	$16,794
Allowance for loan and lease losses as a percentage of average total loans						1.78%
Allowance for loan and lease losses as a percentage of total outstanding loans						1.77%
Ratio of net charge-offs to average loans outstanding (annualized)						—%
ALLL for the three months ended March 31, 2016:
Balance at beginning of year	$6,639	$5,109	$282	$686	$—	$12,716
Charge offs	(163)	—	—	—	—	(163)
Recoveries	53	1	—	2	—	56
Provision	1,530	(1,041)	(79)	10	—	420
Balance at end of year	$8,059	$4,069	$203	$698	$—	$13,029
Allowance for loan and lease losses as a percentage of average total loans						1.55%
Allowance for loan and lease losses as a percentage of total outstanding loans						1.55%
Ratio of net charge-offs to average loans outstanding (annualized)						0.05%

The ALLL increased $3.8 million from March 31, 2016 to March 31, 2017 primarily as a result of loans downgraded during 2016, charge offs exceeding recoveries and new loan growth during that same period. The reserve for loan losses may include an unallocated amount based upon our judgment as to possible credit losses inherent in the loan portfolio that may not have been captured by historical loss experience, qualitative factors, or specific evaluations of impaired loans. Unallocated reserves may be adjusted for factors including, but not limited to, unexpected or unusual events, volatile market and economic conditions, effects of changes or seasoning in methodologies, regulatory guidance and recommendations, or other factors that may impact borrower operating conditions and loss expectations. Management’s judgment as to unallocated reserves is determined in the context of, but separate from, the historical loss trends and qualitative factors described above. The unallocated reserve for loan losses of $1.8 million at March 31, 2017 has increased $1.5 million from the balance at December 31, 2016, primarily due to some uncertainties related to our elevated level of classified loans as of March 31, 2017.  Management believes that the amount of unallocated reserve for loan losses is appropriate and will continue to evaluate on an ongoing basis.
We classify our loan portfolios using asset quality ratings. The credit quality table in Note 5, Loans and Allowance for Loan and Lease Losses above in Item 1, provides a summary of loans by portfolio type and asset quality ratings as of March 31, 2017 and December 31, 2016. Loans totaled approximately $950.8 million at March 31, 2017, an increase of $4.3 million from $946.5 million at December 31, 2016. The disaggregation of the loan portfolio by risk rating in the credit quality table located in Note 5 reflects the following changes that occurred between December 31, 2016 and March 31, 2017:

•
Loans rated "Pass" totaled $898.2 million, an increase of $18.4 million from $879.8 million at December 31, 2016. The increase was primarily attributable to new loan growth and upgrades of $5.1 million and $4.8 million from " Special Mention" and "Substandard", respectively, partially offset by downgrades to "Special Mention", "Substandard" and "Doubtful" of $7.7 million, $5.7 million and $50 thousand, respectively, and paydowns of principal payments.

•
Loans rated "Special Mention" totaled $17.3 million, an increase of $2.5 million from $14.7 million at December 31, 2016. The increase was primarily the result of $7.7 million downgraded from "Pass", partially offset by $5.1 million upgraded to "Pass" and payoffs and principal payments.

•
Loans rated "Substandard" totaled $32.1 million, a decrease of $16.5 million from $48.7 million at December 31, 2016. This decrease was primarily the result of $18.4 million in principal payments, $4.8 million of loans upgraded to "Pass", and $452 thousand of loans charged off, partially offset by $5.7 million downgraded from "Pass" and draws of $1.4 million on existing revolving lines of credit.

•
Loans rated "Doubtful" totaled $3.2 million, a decrease of $113 thousand from $3.3 million at December 31, 2016. This decrease was the result of paydowns on two commercial loan relationships partially offset by the addition of $50 thousand downgraded from "Pass."

Our loss migration analysis currently utilizes a series of twelve staggered 16-quarter migration periods, which was increased during the second quarter of 2015 from four staggered 16-quarter migration periods in order to broaden the loss experience incorporated into the analysis. As a result, for purposes of determining applicable loss factors at March 31, 2017, our migration analysis covered the period from June 30, 2011 to December 31, 2015. We believe this was consistent with and reasonably reflects current economic conditions, portfolio trends and the risks that were inherent in our loan portfolio at March 31, 2017.
The table below sets forth loan delinquencies, by quarter, for the five preceding quarters ended March 31, 2017.

	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Loans Delinquent:	(Dollars in thousands)
90 days or more:
Commercial loans	$15,406	$13,946	$8,663	$6,910	$8,193
Commercial real estate	432	1,003	1,011	6,076	6,229
Residential mortgages	—	—	—	—	535
Land development loans	—	—	—	1,140	1,595
	15,838	14,949	9,674	14,126	16,552
30-89 days:
Commercial loans	1,239	7,055	6,287	3,215	28,781
Commercial real estate	995	4,142	1,034	—	247
Residential mortgages	—	—	62	2,364	—
Land development loans	—	—	—	—	—
Consumer loans	261	38	—	115	250
	2,495	11,235	7,383	5,694	29,278
Total Past Due(1):	$18,333	$26,184	$17,057	$19,820	$45,830

(1)	Past due balances include nonaccrual loans.
As the above table indicates, total past due loans decreased by $7.9 million, to $18.3 million at March 31, 2017 from $26.2 million at December 31, 2016. Loans past due 90 days or more increased by $889 thousand, to $15.8 million at March 31, 2017, from $14.9 million at December 31, 2016.
Loans 30-89 days past due decreased by $8.7 million to $2.5 million at March 31, 2017 from $11.2 million at December 31, 2016 primarily attributable to $6.3 million moving to “past due 90 days or more” and $3.9 million of payoffs, partially offset by $1.5 million of additions.
Deposits
Average Balances of and Average Interest Rates Paid on Deposits
Set forth below are the average amounts of, and the average rates paid on, deposits for the three months ended March 31, 2017 and year ended December 31, 2016:

	Three Months Ended March 31, 2017		Year Ended December 31, 2016
	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)
Noninterest bearing demand deposits	$320,679	—	$299,447	—
Interest-bearing checking accounts	77,569	0.34%	60,024	0.27%
Money market and savings deposits	354,459	0.72%	327,401	0.63%
Time deposits(1)	256,698	1.07%	263,569	0.99%
Total deposits	$1,009,405	0.55%	$950,441	0.51%

(1)	Comprised of time certificates of deposit in denominations of less than and more than $100,000.

Deposit Totals
Deposits totaled $1.1 billion at March 31, 2017 as compared to $1.0 billion at December 31, 2016. The following table provides information regarding the mix of our deposits at March 31, 2017 and December 31, 2016:

	At March 31, 2017		At December 31, 2016
	Amounts	% of Total Deposits	Amounts	% of Total Deposits
	(Dollars in thousands)
Deposits
Noninterest bearing demand deposits	$329,958	31.4%	$332,573	33.2%
Savings and other interest-bearing transaction deposits	457,573	43.5%	410,819	41.0%
Time deposits(1)	265,353	25.2%	257,908	25.8%
Total deposits	$1,052,884	100.0%	$1,001,300	100.0%

(1)	Comprised of time certificates of deposit in denominations of less than and more than $100,000.
Certificates of deposit in denominations of $100,000 or more, on which we pay higher rates of interest than on other deposits, aggregated $235.6 million, or 22.4%, of total deposits at March 31, 2017, as compared to $227.2 million, or 22.7%, of total deposits at December 31, 2016.
Set forth below is a maturity schedule of domestic time certificates of deposit outstanding at March 31, 2017 and December 31, 2016:

	March 31, 2017		December 31, 2016
Maturities	Certificates of Deposit Under $ 100,000	Certificates of Deposit $100,000 or more	Certificates of Deposit Under $100,000	Certificates of Deposit $100,000 or more
	(Dollars in thousands)
Three months or less	$4,573	$36,617	$9,269	$72,671
Over three and through six months	6,645	48,701	4,794	35,800
Over six and through twelve months	14,834	114,029	11,077	75,932
Over twelve months	3,710	36,244	5,577	42,788
Total	$29,762	$235,591	$30,717	$227,191

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
Our liquid assets, which included cash and due from banks, federal funds sold, interest earning deposits that we maintain with financial institutions and unpledged securities available for sale (excluding FRBSF and FHLB stock) totaled $195.4 million, which represented 17% of total assets, at March 31, 2017. We believe that our cash and cash equivalent resources, together with available borrowings under our credit facilities, will be sufficient to meet normal operating requirements for at least the next twelve months, including to enable us to meet any increase in deposit withdrawals that might occur in the foreseeable future.
Cash Flow Provided by (Used in) Operating Activities. During the three months ended March 31, 2017, operating activities provided net cash of $903 thousand, primarily attributable to our net income of $1.8 million, partially offset by a decrease in our other liabilities, which resulted from the payment of our accrued incentive compensation for 2016. During the three months ended

March 31, 2016, operating activities used net cash of $666 thousand, primarily attributable to a decrease in our other liabilities, which resulted from the payment of our accrued incentive compensation for 2015, partially offset by our net income of $284 thousand and the adjustments for depreciation and amortization and stock compensation expense.
Cash Flow (Used in) Provided by Investing Activities. During the three months ended March 31, 2017, investing activities used net cash of $3.7 million, primarily attributable to $4.4 million used to fund an increase in loans and $998 thousand for the purchase of securities available for sale, partially offset by $1.7 million of cash from maturities of and principal payments on securities available for sale. During the three months ended March 31, 2016, investing activities provided net cash of $24.2 million, primarily comprised of $1.9 million of cash from maturities and principal payments on securities available for sale and $21.4 million provided by paydowns in loans.
Cash Flow Provided by Financing Activities. During the three months ended March 31, 2017, financing activities provided net cash of $37.5 million, consisting of a $51.6 million increase in our deposits, which was primarily the result of new client acquisition, and $911 thousand from the exercise of stock options, partially offset by a $15.0 million decrease in borrowings. During the three months ended March 31, 2016, financing activities provided net cash of $40.7 million, consisting primarily of a $21.5 million increase in our demand deposits and a $18.9 million increase in interest bearing deposits, which was the result of new client acquisition as well as seasonality.
Ratio of Loans to Deposits. The relationship between gross loans and total deposits can provide a useful measure of a bank’s liquidity. Since repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loan-to-deposit ratio the less liquid are our assets. On the other hand, since we realize greater yields on loans than we do on investments, a lower loan-to-deposit ratio can adversely affect interest income and earnings. As a result, our goal is to achieve a loan-to-deposit ratio that appropriately balances the requirements of liquidity and the need to generate a fair return on our assets. At March 31, 2017 and December 31, 2016, the loan-to-deposit ratio was 90% and 95%, respectively.
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
The following table sets forth the capital and capital ratios of the Company (on a consolidated basis) and the Bank (on a stand-alone basis) at March 31, 2017, as compared to the respective regulatory requirements applicable to them.

			Applicable Federal Regulatory Requirement
			For Capital Adequacy Purposes		To be Categorized As Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total Capital to Risk Weighted Assets:
Company	$134,327	12.7%	$91,582	At least 8.625	N/A	N/A
Bank	121,954	11.7%	90,293	At least 8.625	$104,687	At least 10.0
Common Equity Tier 1 Capital to Risk Weighted Assets:
Company	$104,004	9.8%	$54,418	At least 5.125	N/A	N/A
Bank	108,816	10.4%	53,652	At least 5.125	$68,047	At least 6.5
Tier 1 Capital to Risk Weighted Assets:
Company	$121,004	11.4%	$70,345	At least 6.625	N/A	N/A
Bank	108,816	10.4%	69,355	At least 6.625	$83,750	At least 8.0
Tier 1 Capital to Average Assets:
Company	$121,004	10.7%	$45,464	At least 4.0	N/A	N/A
Bank	108,816	9.7%	44,884	At least 4.0	$56,105	At least 5.0
As the above table indicates, at March 31, 2017, the Bank (on a stand-alone basis) qualified as a “well—capitalized” institution, and the capital ratios of the Company (on a consolidated basis) exceeded the capital ratios mandated for bank holding companies, under federally mandated capital standards and federally established prompt corrective action regulations. Since March 31, 2017, there have been no events or circumstances known to us which have changed or which are expected to result in a change in the Company’s or the Bank’s classification as well-capitalized institutions.
In early July 2013, the Federal Reserve Board and the FDIC issued final rules implementing the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act changes.  The rules revise minimum capital requirements and adjust prompt corrective action thresholds.  The final rules revise the regulatory capital elements, add a new common equity Tier 1 capital ratio, increase the minimum Tier 1 capital ratio requirement, and implement a new capital conservation buffer.  The rules also permit certain banking organizations to retain, through a one-time election, the existing treatment for accumulated other comprehensive income.  The final rules took effect for community banks on January 1, 2015, subject to a transition period for certain parts of the rules.  At March 31, 2017 the Bank (on a stand-alone basis) continued to qualify as a well-capitalized institution, and the Company continued to exceed the minimum required capital ratios applicable to it, under the capital adequacy guidelines described above.
The consolidated total capital and Tier 1 capital of the Company at March 31, 2017 includes an aggregate of $17.0 million principal amount of the $17.5 million of 30-year junior subordinated debentures that we issued in 2002 and 2004 (the “Debentures”). See “—Contractual Obligations—Junior Subordinated Debentures” below for additional information. We contributed the net proceeds from the sales of the Debentures to the Bank, thereby providing it with additional cash to fund the growth of its banking operations and, at the same time, to increase its total capital and Tier 1 capital.
Quarterly interest payments on the Debentures require prior approval of the FRBSF. As of March 31, 2017, we were current on all interest payments.
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
The principal source of cash available to a bank holding company consists of cash dividends from its bank subsidiaries. There are currently several restrictions on the Bank’s ability to pay us cash dividends. Government regulations, including the laws of the State of California, as they pertain to the payment of cash dividends by California state chartered banks, limits the amount of funds that the Bank is permitted to dividend to us. Further, Section 23(a) of the Federal Reserve Act limits the amounts that a bank may loan to its bank holding company to an aggregate of no more than 10% of the bank subsidiary’s capital surplus and retained earnings and requires that such loans be secured by specified assets of the bank holding company. We have committed to obtaining approval from the FRB and the CDBO prior to Bancorp paying any dividends, or make any distributions representing interest, principal or other sums on subordinated debentures or trust preferred securities. There can be no assurance that our regulators will approve such payments or dividends in the future. Refer to “Regulatory Matters” in Item 1 of our 2016 Form 10-K and Note 14, Shareholders' Equity in the notes to our consolidated financial statements on our 2016 Form 10-K for more detail regarding the regulatory restrictions on our and the Bank's ability to pay dividends. While restrictions on the payment of dividends from the Bank to us exist, there are no restrictions on the dividends that PMAR may pay us. PMAR has approximately $10.3 million in assets and could provide us with additional cash if required. In addition, we currently have sufficient cash on hand to meet our cash obligations. As a result, we do not expect that these restrictions will impact our ability to meet our cash obligations.

Off Balance Sheet Arrangements
Loan Commitments and Standby Letters of Credit. To meet the financing needs of our customers in the normal course of business, we are a party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit and standby letters of credit. At March 31, 2017 and December 31, 2016, we were committed to fund certain loans including letters of credit amounting to approximately $315 million and $317 million, respectively.
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
Contractual Obligations
Borrowings. As of March 31, 2017, we had no outstanding borrowings from the FHLB. At March 31, 2017, $580 million of loans were pledged to support our unfunded borrowing capacity. At March 31, 2017, we had unused borrowing capacity of $290 million with the FHLB.
The highest amount of borrowings outstanding at any month-end during the three months ended March 31, 2017 was $0. By comparison, the highest amount of borrowings outstanding at any month end in 2016 consisted of $15 million of borrowings from the FHLB.
Junior Subordinated Debentures. Pursuant to rulings of the Federal Reserve Board, bank holding companies were permitted to issue long term subordinated debt instruments that, subject to certain conditions, would qualify as and, therefore, augment capital for regulatory purposes. At March 31, 2017, we had outstanding approximately $17.5 million principal amount of Debentures, of which $17.0 million qualified as additional Tier 1 capital for regulatory purposes as of March 31, 2017.
Set forth below is certain information regarding the Debentures:

Original Issue Dates	Principal Amount	Interest Rates	Maturity Dates(1)
September 2002	$7,217	LIBOR plus 3.40%	September 2032
October 2004	10,310	LIBOR plus 2.00%	October 2034
Total	$17,527

(1)	Subject to the receipt of prior regulatory approval, we may redeem the Debentures, in whole or in part, without premium or penalty, at any time prior to maturity.
These Debentures require quarterly interest payments, which are used to make quarterly distributions required to be paid on the corresponding trust preferred securities. Subject to certain conditions, we have the right, at our discretion, to defer those interest payments, and the corresponding distributions on the trust preferred securities, for up to five years. Exercise of this deferral right does not constitute a default of our obligations to pay the interest on the Debentures or the corresponding distributions that are payable on the trust preferred securities. We have committed to obtaining approval from the FRB and the CDBO prior to making any distributions representing interest, principal or other sums on subordinated debentures or trust preferred securities. Refer to “Regulatory Matters” in Item 1 of our 2016 Form 10-K for further detail. As of March 31, 2017, we were current on all interest payments. There can be no assurance that our regulators will approve such payments in the future.
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
Under our credit risk management structure, each loan is assigned an internal asset quality rating that is based on defined credit standards. While the criteria may vary by product, each rating focuses on the borrower’s inherent operating risks, the quality of management, historical financial performance, financial capacity, the stability of profits and cash flow, and the adequacy of the secondary repayment sources. Asset quality ratings for each loan are monitored and reassessed on an ongoing basis. If necessary, ratings are adjusted to reflect changes in the client's financial condition, cash flow, financial position, or the absence of current financial information. During the third quarter of 2016, our Credit Administration, along with three independent loan review firms, completed a comprehensive review of our commercial and commercial real estate loan portfolio. This review culminated in the downgrading of approximately $48 million in credits, of which $38 million were classified credits. Approximately 86% of these credit downgrades involved loans that were performing. We also completed a re–organization and centralization of our loan portfolio monitoring function at the end of the third quarter of 2016, which we believe has improved our loan portfolio monitoring capabilities. Refer to “Financial Condition — Allowance for Loan and Lease Losses” above in this Item 2 for further detail regarding our internal asset quality ratings.
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
We measure interest rate risk and the effect of changes in market interest rates using a net interest income simulation analysis. The analysis incorporates our balance sheet as of March 31, 2017 and assumptions that reflect the current interest rate environment. The analysis estimates the interest rate impact of a parallel increase in interest rates over a twelve-month horizon.
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
The estimated changes in net interest income for a twelve-month period based on changes in the interest rates applied as of March 31, 2017 were as follows:

Change in Market Interest Rates (basis points)	Amount ($)	Percent (%)
	(in thousands)
+200	$4,873	11.2%
+100	2,414	5.6%
-100	(4,614)	(10.6)%
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
The estimated changes in EVE based on interest rates applied as of March 31, 2017 were as follows:

Change in Market Interest Rates (basis points)	Amount ($)	Percent (%)
	(in thousands)
+200	$26,647	16.5%
+100	13,537	7.7%
-100	(6,364)	(3.9)%

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
There have been no significant changes during the three months ended March 31, 2017 to the items that we disclosed as our critical accounting policies and estimates in Critical Accounting Policies within Management's Discussion and Analysis of Financial Condition and Results of Operations included in our 2016 Form 10-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to certain financial risks, which are discussed in detail in Management's Discussion and Analysis of Financial Condition and Results of Operations in the Credit Risk and Market Risk sections.

ITEM 4.     CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any system of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
As required by SEC rules, an evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness, as of March 31, 2017, of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2017, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
We are subject to legal actions that arise from time to time in the ordinary course of our business. Currently, neither we nor any of our subsidiaries is a party to, and none of our or our subsidiaries' property is the subject of, any material legal proceeding.

ITEM 1A. RISK FACTORS
There have been no material changes in our assessment of our risk factors from those set forth in our 2016 Form 10-K.

ITEM 6. EXHIBITS
The Index to Exhibits attached hereto is incorporated by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 5, 2017.

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