Form 10-Q
period 2017-06-30
PACIFIC MERCANTILE BANCORP
filed 2017-08-07
CIK 1109546

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Securities Exchange Act Rule 12b-2). Yes  ☐    No  ☒
As of August 3, 2017, there were 23,193,909 shares of Common Stock outstanding.

PACIFIC MERCANTILE BANCORP
QUARTERLY REPORT ON FORM 10Q
FOR THE QUARTER ENDED JUNE 30, 2017

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except for per share data)
(Unaudited)

	June 30, 2017	December 31, 2016
ASSETS
Cash and due from banks	$14,071	$16,789
Interest bearing deposits with financial institutions	101,783	122,056
Cash and cash equivalents	115,854	138,845
Interest-bearing time deposits with financial institutions	3,669	3,669
Federal Reserve Bank of San Francisco and Federal Home Loan Bank Stock, at cost	7,790	8,170
Securities available for sale, at fair value	41,508	43,480
Loans (net of allowances of $17,178 and $16,801, respectively)	1,027,890	931,525
Accrued interest receivable	3,089	2,702
Premises and equipment, net	1,137	1,257
Other assets	11,560	11,041
Total assets	$1,212,497	$1,140,689
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$343,956	$332,573
Interest-bearing	722,748	668,727
Total deposits	1,066,704	1,001,300
Borrowings	15,000	15,000
Accrued interest payable	223	201
Other liabilities	6,991	6,942
Junior subordinated debentures	17,527	17,527
Total liabilities	1,106,445	1,040,970
Commitments and contingencies (Note 10)
Shareholders’ equity:
Common stock, no par value, 85,000,000 shares authorized; 23,193,909 and 23,004,668 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	150,080	148,680
Accumulated deficit	(42,838)	(47,119)
Accumulated other comprehensive loss	(1,190)	(1,842)
Total shareholders’ equity	106,052	99,719
Total liabilities and shareholders’ equity	$1,212,497	$1,140,689
The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except for per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Interest income:
Loans, including fees	$11,544	$9,254	$22,542	$18,702
Securities available for sale and stock	283	369	625	719
Interest-bearing deposits with financial institutions	305	212	569	369
Total interest income	12,132	9,835	23,736	19,790
Interest expense:
Deposits	1,571	1,186	2,947	2,273
Borrowings	165	169	322	334
Total interest expense	1,736	1,355	3,269	2,607
Net interest income	10,396	8,480	20,467	17,183
Provision for loan and lease losses	—	8,720	—	9,140
Net interest income after provision for loan and lease losses	10,396	(240)	20,467	8,043
Noninterest income
Service fees on deposits and other banking services	332	267	640	522
Net gain on sale of small business administration loans	—	—	—	40
Net gain on sale of other assets	—	—	2	—
Other noninterest income	1,099	597	1,760	1,056
Total noninterest income	1,431	864	2,402	1,618
Noninterest expense
Salaries and employee benefits	5,662	5,506	11,375	11,193
Occupancy	654	793	1,299	1,538
Equipment and depreciation	400	450	818	873
Data processing	345	287	686	602
FDIC expense	262	251	566	446
Other real estate owned expense, net	—	—	—	(70)
Professional fees	1,032	774	2,142	1,325
Business development	214	201	357	344
Loan related expense	177	73	199	113
Insurance	62	76	124	152
Other operating expense	454	482	909	932
Total noninterest expense	9,262	8,893	18,475	17,448
Income (loss) before income taxes	2,565	(8,269)	4,394	(7,787)
Income tax provision (benefit)	64	(3,559)	113	(3,361)
Net income (loss) allocable to common shareholders	$2,501	$(4,710)	$4,281	$(4,426)
Basic income (loss) per common share:
Net income (loss) available to common shareholders	$0.11	$(0.21)	$0.19	$(0.19)
Diluted income (loss) per common share:
Net income (loss) available to common shareholders	$0.11	$(0.21)	$0.19	$(0.19)
Weighted average number of common shares outstanding:
Basic	23,186,551	22,962,106	23,162,551	22,917,680
Diluted	23,296,008	22,962,106	23,268,606	22,917,680
The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income (loss)	$2,501	$(4,710)	$4,281	$(4,426)
Other comprehensive income, net of tax:
Change in unrealized gain on securities available for sale	412	118	652	630
Total comprehensive income (loss)	$2,913	$(4,592)	$4,933	$(3,796)
The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Shares and dollars in thousands)
(Unaudited)
For the Six Months Ended June 30, 2017

	Common stock		Retained earnings (accumulated deficit)	Accumulated other comprehensive income (loss)	Total
	Number of shares	Amount
Balance at December 31, 2016	23,005	$148,680	$(47,119)	$(1,842)	$99,719
Issuance of restricted stock, net	17	—	—	—	—
Common stock based compensation expense	—	405	—	—	405
Common stock options exercised	172	995	—	—	995
Net income	—	—	4,281	—	4,281
Other comprehensive income	—	—	—	652	652
Balance at June 30, 2017	23,194	$150,080	$(42,838)	$(1,190)	$106,052
The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash Flows From Operating Activities:
Net income (loss)	$4,281	$(4,426)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	200	238
Provision for loan and lease losses	—	9,140
Amortization of premium on securities	116	142
Net amortization of deferred fees and unearned income on loans	(411)	(193)
Net gain on sales of other real estate owned	—	(107)
Net gain on sale of premises and equipment	(2)	—
Net gain on sale of small business administration loans	—	(40)
Small business administration loan originations	—	(806)
Proceeds from sale of small business administration loans	—	840
Stock-based compensation expense	405	553
Tax effect of restricted stock vesting	—	(16)
Changes in operating assets and liabilities:
Net increase in accrued interest receivable	(387)	(111)
Net (increase) decrease in other assets	(567)	263
Net increase in deferred taxes	—	(3,371)
Net increase in income taxes receivable	—	(2)
Net increase (decrease) in accrued interest payable	22	(75)
Net increase (decrease) in other liabilities	49	(1,334)
Net cash provided by operating activities	3,706	695
Cash Flows From Investing Activities:
Net decrease in interest-bearing time deposits with financial institutions	—	748
Maturities of and principal payments received on securities available for sale and other stock	3,924	3,914
Purchase of securities available for sale and other stock	(1,036)	—
Purchase of other investments	(133)	(87)
Proceeds from sale of other real estate owned	—	757
Net increase in loans	(95,773)	(31,430)
Purchases of premises and equipment	(80)	(180)
Proceeds from sale of premises and equipment	2	—
Net cash used in investing activities	(93,096)	(26,278)
Cash Flows From Financing Activities:
Net increase in deposits	65,404	42,829
Proceeds from borrowings	15,000	—
Payments of borrowings	(15,000)	—
Proceeds from exercise of common stock options	995	365
Net cash provided by financing activities	66,399	43,194
Net (decrease) increase in cash and cash equivalents	(22,991)	17,611
Cash and Cash Equivalents, beginning of period	138,845	113,921
Cash and Cash Equivalents, end of period	$115,854	$131,532
Supplementary Cash Flow Information:
Cash paid for interest on deposits and other borrowings	$3,247	$2,682
Cash paid for income taxes	$2	$2
Non-Cash Investing Activities:
Transfer of loans into other assets	$181	$—
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
Principles of Consolidation
Our consolidated financial statements for the three and six months ended June 30, 2017 and 2016 include the accounts of PMBC, the Bank and PMAR. All significant intercompany balances and transactions were eliminated in consolidation.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606),” which amended its guidance on revenue recognition to conform with international accounting guidance under the International Accounting Standards Board. The ASU provides a framework for addressing revenue recognition and replaces most existing revenue recognition guidance, as well as requires increased disclosure requirements. In August 2015, the FASB issued ASU 2015-14 to defer the effective date of ASU 2014-09 by one year. Accordingly, this guidance is effective for interim and annual periods beginning after December 15, 2017 with early adoption permitted for interim and annual periods beginning after December 15, 2016. We will adopt this guidance on January 1, 2018 using the modified retrospective approach. We do not expect any significant impact as the accounting for interest income on loans and investments, loan service fee income, prepayment fees, and loan origination fees are excluded from the scope of this standard.
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
In May 2017, the FASB issued ASU 2017-09, “Compensation — Stock Compensation (Topic 718): Scope of Modification Accounting,” which provides guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting. This guidance is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted. We will adopt this guidance on January 1, 2018 and do not expect it to have a material impact on our financial statements and disclosures.

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
FHLB and FRBSF Stock. The Bank is a member of the Federal Home Loan Bank of San Francisco (“FHLB”) and the FRBSF. As members, we are required to own stock of the FHLB and the FRBSF, the amount of which is based primarily on the level of our borrowings from those institutions. We also have the right to acquire additional shares of stock in either or both of the FHLB and the FRBSF. During the three and six months ended June 30, 2017, we purchased $38 thousand of FHLB stock and no shares of FRBSF stock. During the three and six months ended June 30, 2017, 8,354 shares, or $417 thousand, of FRBSF stock was called by FRBSF. The fair values of the FHLB and FRBSF stock are equal to their respective carrying amounts, are classified as restricted securities and are periodically evaluated for impairment based on our assessment of the ultimate recoverability of our investments in that stock. Any cash or stock dividends paid to us on such stock are reported as income.
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
Assets Recorded at Fair Value on a Recurring Basis
The following tables show the recorded amounts of assets and liabilities measured at fair value on a recurring basis at June 30, 2017 and December 31, 2016:

	At June 30, 2017
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Assets and Liabilities at Fair Value:
Investment securities available for sale
U.S. Treasury securities	$996	$996	$—	$—
Residential mortgage backed securities issued by U.S. agencies	33,572	—	33,572	—
Residential collateralized mortgage obligations issued by non-agency	424	—	424	—
Asset-backed security	1,584	—	—	1,584
Mutual funds	4,932	4,932	—	—
Total securities available for sale at fair value	$41,508	$5,928	$33,996	$1,584

	At December 31, 2016
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Assets and Liabilities at Fair Value:
Investment securities available for sale
Residential mortgage backed securities issued by U.S. agencies	$36,675	$—	$36,675	$—
Residential collateralized mortgage obligations issued by non-agency	468	—	468	—
Asset-backed security	1,433	—	—	1,433
Mutual funds	4,904	4,904	—	—
Total securities available for sale at fair value	$43,480	$4,904	$37,143	$1,433

The changes in Level 3 assets measured at fair value on a recurring basis are summarized as follows for the six months ended June 30, 2017:

Asset Backed Securities
(Dollars in thousands)
Balance of recurring Level 3 instruments at December 31, 2016	$1,433
Total gains or losses (realized/unrealized):
Included in other comprehensive income	151
Balance of recurring Level 3 instruments at June 30, 2017	$1,584
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

	At June 30, 2017				At December 31, 2016
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets at Fair Value:
Impaired loans	$22,903	$—	$—	$22,903	$24,897	$—	$—	$24,897
Other foreclosed assets	181	—	181	—	—	—	—	—
Total	$23,084	$—	$181	$22,903	$24,897	$—	$—	$24,897

Significant Unobservable Inputs and Valuation Techniques of Level 3 Fair Value Measurements
For our fair value measurements classified in Level 3 of the fair value hierarchy as of June 30, 2017, a summary of the significant unobservable inputs and valuation techniques is as follows:

	Fair Value Measurement as of June 30, 2017	Valuation Techniques(3)	Unobservable Inputs(3)	Range	Weighted Average
	(Dollars in thousands)
Assets
Asset-backed security	$1,584	Third-Party Pricing	Marketability discount	N/A (1)	N/A (1)
			Illiquidity discount	N/A (1)	N/A (1)
Impaired loans	22,903	Third-Party Pricing	Discounted cash flow	N/A (2)	N/A (2)
	$24,487

(1)	Information is unavailable as valuation was obtained from third-party pricing services.

(2)
As part of our process, we obtain appraisals for our various properties included within impaired loans which primarily rely upon market comparisons. These market comparisons support our assumption that the carrying value of the respective loans either requires or does not require additional impairment.

(3)	As of June 30, 2017, there has been no change to our valuation techniques or the types of unobservable inputs used in the calculation of fair value from December 31, 2016.
Fair Value Measurements for Other Financial Instruments
The table below provides estimated fair values and related carrying amounts of our financial instruments as of June 30, 2017 and December 31, 2016, excluding financial assets and liabilities which are recorded at fair value on a recurring basis.

	Estimated Fair Value
	At June 30, 2017					At December 31, 2016
	Carrying Value	Total	Level 1	Level 2	Level 3	Carrying Value	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$115,854	$115,854	$115,854	$—	$—	$138,845	$138,845	138,845	—	—
Interest-bearing deposits with financial institutions	3,669	3,669	3,669	—	—	3,669	3,669	3,669	—	—
Federal Reserve Bank of San Francisco and Federal Home Loan Bank stock	7,790	7,790	7,790	—	—	8,170	8,170	8,170	—	—
Loans, net	1,027,890	1,025,778	—	—	1,025,778	931,525	928,885	—	—	928,885
Accrued interest receivable	3,089	3,089	3,089	—	—	2,702	2,702	2,702	—	—
Financial liabilities:
Noninterest bearing deposits	343,956	343,956	343,956	—	—	332,573	332,573	332,573	—	—
Interest-bearing deposits	722,748	722,191	—	722,191	—	668,727	668,089	—	668,089	—
Borrowings	15,000	15,001	—	15,001	—	15,000	15,000	—	15,000	—
Junior subordinated debentures	17,527	17,527	—	17,527	—	17,527	17,527	—	17,527	—
Accrued interest payable	223	223	223	—	—	201	201	201	—	—

4. Investments
Securities Available For Sale, at Fair Value
The following table sets forth the major components of securities available for sale and compares the amortized costs and estimated fair market values of, and the gross unrealized gains and losses on, these securities at June 30, 2017 and December 31, 2016:

(Dollars in thousands)	June 30, 2017				December 31, 2016
	Amortized Cost	Gross Unrealized		Estimated Fair Value	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gain	Loss			Gain	Loss
Securities Available for Sale
U.S. Treasury securities	$998	$—	$(2)	$996	$—	$—	$—	$—
Residential mortgage backed securities issued by U.S. Agencies(1)	34,263	4	(695)	33,572	37,813	6	(1,144)	36,675
Residential collateralized mortgage obligations issued by non-agencies(1)	429	—	(5)	424	484	—	(16)	468
Asset backed security(2)	2,008	—	(424)	1,584	2,025	—	(592)	1,433
Mutual funds(3)	5,000	16	(84)	4,932	5,000	11	(107)	4,904
Total	$42,698	$20	$(1,210)	$41,508	$45,322	$17	$(1,859)	$43,480

(1)	Secured by closed-end first liens on 1-4 family residential mortgages.

(2)	Comprised of a security that represents an interest in a pool of trust preferred securities issued by U.S.-based banks and insurance companies.

(3)	Consists primarily of mutual fund investments in closed-end first liens on 1-4 family residential mortgages.
At June 30, 2017 and December 31, 2016, U.S. agency residential mortgage backed securities with an aggregate fair market value of $21.8 million and $21.1 million, respectively, were pledged to secure repurchase agreements, local agency deposits and treasury, tax and loan accounts.
The amortized cost and estimated fair values of securities available for sale at June 30, 2017 and December 31, 2016 are shown in the tables below by contractual maturities taking into consideration historical prepayments based on the prior twelve months of principal payments. Expected maturities will differ from contractual maturities and historical prepayments, particularly with respect to collateralized mortgage obligations, primarily because prepayment rates are affected by changes in conditions in the interest rate market and, therefore, future prepayment rates may differ from historical prepayment rates.

	At June 30, 2017 Maturing in
(Dollars in thousands)	One year or less	Over one year through five years	Over five years through ten years	Over ten Years	Total
Securities available for sale, amortized cost	$6,864	$23,479	$9,564	$2,791	$42,698
Securities available for sale, estimated fair value	6,759	22,972	9,417	2,360	41,508
Weighted average yield	1.61%	1.60%	1.61%	3.28%	1.71%

	At December 31, 2016 Maturing in
(Dollars in thousands)	One year or less	Over one year through five years	Over five years through ten years	Over ten Years	Total
Securities available for sale, amortized cost	$8,068	$24,014	$9,933	$3,307	$45,322
Securities available for sale, estimated fair value	7,831	23,344	9,619	2,686	43,480
Weighted average yield	1.48%	1.52%	1.58%	2.76%	1.62%
During the three and six months ended June 30, 2017, we purchased $0 and $1.0 million of securities available for sale. No securities available for sale were purchased during the three and six months ended June 30, 2016. We had no sales of securities available for sale during the three and six months ended June 30, 2017 and 2016.
The tables below indicate, as of June 30, 2017 and December 31, 2016, the gross unrealized losses and fair values of our investments, aggregated by investment category, and length of time that the individual securities have been in a continuous unrealized loss position.

	Securities with Unrealized Loss at June 30, 2017
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury securities	$996	$(2)	$—	$—	$996	$(2)
Residential mortgage backed securities issued by U.S. Agencies	14,607	(152)	18,443	(543)	33,050	(695)
Residential collateralized mortgage obligations issued by non-agencies	—	—	424	(5)	424	(5)
Asset backed security	—	—	1,584	(424)	1,584	(424)
Mutual funds	3,203	(47)	963	(37)	4,166	(84)
Total	$18,806	$(201)	$21,414	$(1,009)	$40,220	$(1,210)

	Securities With Unrealized Loss as of December 31, 2016
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Residential mortgage backed securities issued by U.S. Agencies	$16,110	$(267)	$19,975	$(877)	$36,085	$(1,144)
Residential collateralized mortgage obligations issued by non-agencies	—	—	468	(16)	468	(16)
Asset-backed security	—	—	1,433	(592)	1,433	(592)
Mutual funds	3,185	(65)	957	(42)	4,142	(107)
Total	$19,295	$(332)	$22,833	$(1,527)	$42,128	$(1,859)
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
Through the impairment assessment process, we determined that the available-for-sale securities discussed below were other-than-temporarily impaired at June 30, 2017. We recorded no impairment credit losses on available-for-sale securities in our consolidated statements of operations for the three and six months ended June 30, 2017 and 2016. The OTTI related to factors other than credit losses, in the aggregate amount of $424 thousand, and was recognized as other comprehensive loss in our accompanying consolidated statement of financial condition as of June 30, 2017.

The table below presents, for the six months ended June 30, 2017, a roll-forward of OTTI in those instances when a portion of the OTTI was attributable to non-credit related factors and, therefore, was recognized in other comprehensive loss:

(Dollars in thousands)	Gross Other- Than- Temporary Impairments	Other-Than- Temporary Impairments Included in Other Comprehensive Loss	Net Other-Than- Temporary Impairments Included in Retained Earnings (Deficit)
Balance – December 31, 2016	$(1,145)	$(592)	$(553)
Change in market value on a security for which an OTTI was previously recognized	151	151	—
Principal received on OTTI security	17	17	—
Balance – June 30, 2017	$(977)	$(424)	$(553)

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
Based on our OTTI assessment process, we determined that there is one asset-backed security in our portfolio of securities available for sale that was impaired as of June 30, 2017. This security is a multi-class, cash flow collateralized bond obligation backed by a pool of trust preferred securities issued by a diversified pool of 56 issuers that consisted of 45 U.S. depository institutions and 11 insurance companies at the time of the security’s issuance in November 2007. We purchased $3.0 million face amount of this security in November 2007 at a price of 95.21% for a total purchase price of $2.9 million, out of a total of $363 million of this security sold at the time of issuance. The security that we own (CUSIP 74042CAE8) is the mezzanine class B piece security with a variable interest rate of 3 month LIBOR plus 60 basis points, which had a rating of Aa2 and AA by Moody’s and Fitch, respectively, at the time of issuance in 2007.
As of June 30, 2017, the amortized cost of this security was $2.0 million with a fair value of $1.6 million, for an unrealized loss of approximately $424 thousand. As of June 30, 2017, the security had a Baa3 rating from Moody’s and a B rating from Fitch and had experienced $42.5 million in defaults (12.7% of total current collateral) and $7.0 million in deferring securities (2.1% of total current collateral) from issuance to June 30, 2017. As of June 30, 2017, the mezzanine class B tranche had $61.1 million in excess subordination.
We have made a determination that the remainder of our securities with respect to which there were unrealized losses as of June 30, 2017 are not other-than-temporarily impaired, because we have concluded that we have the ability to continue to hold those securities until their respective fair market values increase above their respective amortized costs or, if necessary, until their respective maturities. In reaching that conclusion we considered a number of factors and other information, which included: (i) the significance of each such security, (ii) the amount of the unrealized losses attributable to each such security, (iii) our liquidity position, (iv) the impact that retention of those securities could have on our capital position and (v) our evaluation of the expected future performance of these securities (based on the criteria discussed above).
Other Investments
As of June 30, 2017 and December 31, 2016, we had one investment in a limited partnership which was accounted for under the cost method of accounting and included within other assets on the consolidated statements of financial condition. During both the three and six months ended June 30, 2017, we had $133 thousand of contributions to the investment. We had $12 thousand and $87 thousand in contributions to this investment during the three and six months ended June 30, 2016. As of June 30, 2017 and December 31, 2016, our other investment was as follows:

	June 30, 2017	December 31, 2016
	(Dollars in thousands)
Investments accounted for under the cost method (1)	$799	$666

(1)	Represents the aggregate carrying amount of our investments that were not evaluated for impairment.

5. Loans and Allowance for Loan and Lease Losses
The loan portfolio consisted of the following at:

	June 30, 2017		December 31, 2016
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial loans	$366,259	35.1%	$333,376	35.2%
Commercial real estate loans – owner occupied	209,724	20.1%	214,420	22.7%
Commercial real estate loans – all other	240,653	23.1%	173,223	18.3%
Residential mortgage loans – multi-family	126,061	12.1%	130,930	13.8%
Residential mortgage loans – single family	30,678	2.9%	34,527	3.6%
Land development loans	21,601	2.1%	18,485	2.0%
Consumer loans	47,243	4.5%	41,563	4.4%
Total loans	1,042,219	100.0%	946,524	100.0%
Deferred loan origination costs, net	2,849		1,802
Allowance for loan and lease losses	(17,178)		(16,801)
Loans, net	$1,027,890		$931,525
At June 30, 2017 and December 31, 2016, loans of approximately $595 million and $527 million, respectively, were pledged to secure borrowings obtained from the FHLB and to support our unfunded borrowing capacity. During both the three and six months ended June 30, 2017, we purchased $30.1 million of performing commercial real estate - owner occupied and commercial real estate - all other loans. No loans were purchased during the three and six months ended June 30, 2016.
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

The ALLL is first determined by (i) analyzing all classified loans (graded as “Substandard” or “Doubtful” under our internal asset quality grading parameters) on nonaccrual status for loss exposure and (ii) establishing specific reserves as needed. ASC 310-10 defines loan impairment as the existence of uncertainty concerning collection of all principal and interest in accordance with the contractual terms of a loan. For collateral dependent loans, impairment is typically measured by comparing the loan amount to the fair value of collateral, less estimated costs to sell, with any “shortfall” amount charged off. Other methods can be used in estimating impairment, including market price and the present value of expected future cash flows discounted at the loan’s original interest rate. We are an active lender with the U.S. Small Business Administration and collection of a percentage of the loan balance of many of the loans originated is guaranteed.  The ALLL reserves are calculated against the non-guaranteed loan balances.
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

Set forth below is a summary of the activity in the ALLL during the three and six months ended June 30, 2017 and 2016:

(Dollars in thousands)	Commercial	Real Estate	Land Development	Consumer and Single Family Mortgages	Unallocated	Total
ALLL in the three months ended June 30, 2017:
Balance at beginning of period	$10,234	$3,857	$116	$806	$1,781	$16,794
Charge offs	(19)	(432)	—	(105)	—	(556)
Recoveries	934	—	—	6	—	940
Provision	(1,036)	1,232	41	416	(653)	—
Balance at end of period	$10,113	$4,657	$157	$1,123	$1,128	$17,178
ALLL in the six months ended June 30, 2017:
Balance at beginning of period	$11,276	$4,226	$343	$642	$314	$16,801
Charge offs	(465)	(432)	—	(114)	—	(1,011)
Recoveries	1,194	—	27	167	—	1,388
Provision	(1,892)	863	(213)	428	814	—
Balance at end of period	$10,113	$4,657	$157	$1,123	$1,128	$17,178
ALLL in the three months ended June 30, 2016:
Balance at beginning of period	$8,059	$4,069	$203	$698	$—	$13,029
Charge offs	(8,509)	—	—	(540)	—	(9,049)
Recoveries	724	—	—	5	—	729
Provision	8,429	(241)	23	509	—	8,720
Balance at end of period	$8,703	$3,828	$226	$672	$—	$13,429
ALLL in the six months ended June 30, 2016:
Balance at beginning of period	$6,639	$5,109	$282	$686	$—	$12,716
Charge offs	$(8,672)	$—	$—	$(540)	$—	$(9,212)
Recoveries	777	1	—	7	—	785
Provision	9,959	(1,282)	(56)	519	—	9,140
Balance at end of period	$8,703	$3,828	$226	$672	$—	$13,429

Set forth below is information regarding loan balances and the related ALLL, by portfolio type, as of June 30, 2017 and December 31, 2016.

(Dollars in thousands)	Commercial	Real Estate	Land Development	Consumer and Single Family Mortgages	Unallocated	Total
ALLL balance at June 30, 2017 related to:
Loans individually evaluated for impairment	$2,188	$—	$—	$—	$—	$2,188
Loans collectively evaluated for impairment	7,925	4,657	157	1,123	1,128	14,990
Total	$10,113	$4,657	$157	$1,123	$1,128	$17,178
Loans balance at June 30, 2017 related to:
Loans individually evaluated for impairment	$19,875	$2,805	$—	$223	$—	$22,903
Loans collectively evaluated for impairment	346,384	573,633	21,601	77,698	—	1,019,316
Total	$366,259	$576,438	$21,601	$77,921	$—	$1,042,219
ALLL balance at December 31, 2016 related to:
Loans individually evaluated for impairment	$2,042	$—	$—	$—	$—	$2,042
Loans collectively evaluated for impairment	9,234	4,226	343	642	314	14,759
Total	$11,276	$4,226	$343	$642	$314	$16,801
Loans balance at December 31, 2016 related to:
Loans individually evaluated for impairment	$20,330	$4,346	$—	$221	$—	$24,897
Loans collectively evaluated for impairment	313,046	514,227	18,485	75,869	—	921,627
Total	$333,376	$518,573	$18,485	$76,090	$—	$946,524

Credit Quality
The amounts of nonperforming assets and delinquencies that occur within our loan portfolio factor into our evaluation of the adequacy of the ALLL.
The following table provides a summary of the delinquency status of loans by portfolio type at June 30, 2017 and December 31, 2016:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater	Total Past Due	Current	Total Loans Outstanding	Loans >90 Days and Accruing
At June 30, 2017
Commercial loans	$4,129	$—	$12,261	$16,390	$349,869	$366,259	$—
Commercial real estate loans – owner-occupied	—	—	—	—	209,724	209,724	—
Commercial real estate loans – all other	968	—	—	968	239,685	240,653	—
Residential mortgage loans – multi-family	—	—	—	—	126,061	126,061	—
Residential mortgage loans – single family	—	—	—	—	30,678	30,678	—
Land development loans	—	—	—	—	21,601	21,601	—
Consumer loans	—	—	—	—	47,243	47,243	—
Total	$5,097	$—	$12,261	$17,358	$1,024,861	$1,042,219	$—
At December 31, 2016
Commercial loans	$7,055	$—	$13,946	$21,001	$312,375	$333,376	$—
Commercial real estate loans – owner-occupied	275	2,341	1,003	3,619	210,801	214,420	—
Commercial real estate loans – all other	512	1,014	—	1,526	171,697	173,223	—
Residential mortgage loans – multi-family	—	—	—	—	130,930	130,930	—
Residential mortgage loans – single family	—	—	—	—	34,527	34,527	—
Land development loans	—	—	—	—	18,485	18,485	—
Consumer loans	38	—	—	38	41,525	41,563	—
Total	$7,880	$3,355	$14,949	$26,184	$920,340	$946,524	$—

Generally, the accrual of interest on a loan is discontinued when principal or interest payments become more than 90 days past due, unless we believe that the loan is adequately collateralized and it is in the process of collection. There were no loans 90 days or more past due and still accruing interest at June 30, 2017 or December 31, 2016. In certain instances, when a loan is placed on nonaccrual status, previously accrued but unpaid interest is reversed against current income. Subsequent collections of cash are applied as principal reductions when received (referred to as full nonaccrual basis of accounting), except when the ultimate collectability of principal is probable, in which case such payments are applied to accrued and unpaid interest, which is credited to income (referred to as nonaccrual cash basis of accounting). Non-accrual loans may be restored to accrual status when principal and interest become current and full repayment becomes expected.
The following table provides information with respect to loans on nonaccrual status, by portfolio type, as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
	(Dollars in thousands)
Nonaccrual loans:
Commercial loans	$19,365	$20,330
Commercial real estate loans – owner occupied	1,181	2,643
Commercial real estate loans – all other	1,624	1,703
Residential mortgage loans – single family	186	221
Consumer	37	—
Total(1)	$22,393	$24,897

(1)    Nonaccrual loans may include loans that are currently considered performing loans.

 We classify our loan portfolio using internal asset quality ratings. The following table provides a summary of loans by portfolio type and our internal asset quality ratings as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
	(Dollars in thousands)
Pass:
Commercial loans	$334,972	$287,717
Commercial real estate loans – owner occupied	194,720	197,497
Commercial real estate loans – all other	239,029	169,292
Residential mortgage loans – multi family	126,061	130,930
Residential mortgage loans – single family	30,492	34,306
Land development loans	21,601	18,485
Consumer loans	47,206	41,563
Total pass loans	$994,081	$879,790
Special Mention:
Commercial loans	$8,499	$4,672
Commercial real estate loans – owner occupied	10,205	7,834
Commercial real estate loans – all other	—	2,228
Total special mention loans	$18,704	$14,734
Substandard:
Commercial loans	$21,390	$37,668
Commercial real estate loans – owner occupied	4,799	9,089
Commercial real estate loans – all other	1,624	1,703
Residential mortgage loans – single family	186	221
Total substandard loans	$27,999	$48,681
Doubtful:
Commercial loans	$1,398	$3,319
Consumer loans	37	—
Total doubtful loans	$1,435	$3,319
Total Loans:	$1,042,219	$946,524
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
The following table sets forth information regarding impaired loans, at June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
	(Dollars in thousands)
Impaired loans:
Nonaccruing loans	$14,471	$15,966
Nonaccruing restructured loans	7,922	8,931
Accruing restructured loans (1)	510	—
Total impaired loans	$22,903	$24,897
Impaired loans less than 90 days delinquent and included in total impaired loans	$10,642	$9,948

The table below contains additional information with respect to impaired loans, by portfolio type, as of June 30, 2017 and December 31, 2016:

	June 30, 2017			December 31, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance (1)	Recorded Investment	Unpaid Principal Balance	Related Allowance (1)
	(Dollars in thousands)
No allowance recorded:
Commercial loans	$14,228	$17,382	$—	$17,021	$19,048	$—
Commercial real estate loans – owner occupied	1,181	1,402	—	2,643	4,335	—
Commercial real estate loans – all other	1,624	1,965	—	1,703	1,965	—
Residential mortgage loans – single family	186	195	—	221	225	—
Consumer loans	37	37	—	—	—	—
Total	17,256	20,981	—	21,588	25,573	—
With allowance recorded:
Commercial loans	$5,647	$5,849	$2,188	$3,309	$4,764	$2,042
Total	5,647	5,849	2,188	3,309	4,764	2,042
Total
Commercial loans	$19,875	$23,231	$2,188	$20,330	$23,812	$2,042
Commercial real estate loans – owner occupied	1,181	1,402	—	2,643	4,335	—
Commercial real estate loans – all other	1,624	1,965	—	1,703	1,965	—
Residential mortgage loans – single family	186	195	—	221	225	—
Consumer loans	37	37	—	—	—	—
Total	22,903	26,830	2,188	24,897	30,337	2,042

(1)
When the discounted cash flows, collateral value or market price equals or exceeds the recorded investment in the loan, then specific reserves are not required to be set aside for the loan within the ALLL. This typically occurs when the impaired loans have been partially charged-off and/or there have been interest payments received and applied to the balance of the principal outstanding.

At June 30, 2017 and December 31, 2016, there were $17.3 million and $21.6 million, respectively, of impaired loans for which no specific reserves had been allocated because these loans, in our judgment, were sufficiently collateralized. Of the impaired loans at June 30, 2017 for which no specific reserves were allocated, $15.5 million had been deemed impaired in the prior year.

Average balances and interest income recognized on impaired loans, by portfolio type, for the three and six months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized
	(Dollars in thousands)
No allowance recorded:
Commercial loans	$17,312	$10	$12,388	$51	$16,462	$39	$12,402	$247
Commercial real estate loans – owner occupied	1,411	—	2,249	3	2,057	—	2,290	3
Commercial real estate loans – all other	1,647	—	5,977	—	1,683	—	6,208	—
Residential mortgage loans – multi-family	—	—	438	—	107	—	441	—
Residential mortgage loans – single family	195	—	267	—	212	—	412	—
Land development loans	—	—	1,368	—	—	—	1,451	—
Consumer loans	133	—	433	11	66	1	288	19
Total	20,698	10	23,120	65	20,587	40	23,492	269
With allowance recorded:
Commercial loans	3,584	8	6,280	—	4,562	15	4,186	—
Commercial real estate loans – owner occupied	—	—	1,595	—	—	—	1,604	—
Total	3,584	8	7,875	—	4,562	15	5,790	—
Total
Commercial loans	20,896	18	18,668	51	21,024	54	16,588	247
Commercial real estate loans – owner occupied	1,411	—	3,844	3	2,057	—	3,894	3
Commercial real estate loans – all other	1,647	—	5,977	—	1,683	—	6,208	—
Residential mortgage loans – multi-family	—	—	438	—	107	—	441	—
Residential mortgage loans – single family	195	—	267	—	212	—	412	—
Land development loans	—	—	1,368	—	—	—	1,451	—
Consumer loans	133	—	433	11	66	1	288	19
Total	$24,282	$18	$30,995	$65	$25,149	$55	$29,282	$269
The interest that would have been earned had the impaired loans remained current in accordance with their original terms was $429 thousand and $393 thousand during the three months ended June 30, 2017 and 2016, respectively, and $836 thousand and $775 thousand during the six months ended June 30, 2017 and 2016, respectively.
Troubled Debt Restructurings (“TDRs”)
Pursuant to the FASB's ASU No. 2011-2, A Creditor's Determination of whether a Restructuring is a Troubled Debt Restructuring, the Bank's TDRs totaled $8.4 million and $8.9 million at June 30, 2017 and December 31, 2016, respectively. TDRs consist of loans to which modifications have been made for the purpose of alleviating temporary impairments of the borrower's financial condition and cash flows. Those modifications have come in the forms of changes in amortization terms, reductions in interest rates, interest only payments and, in limited cases, concessions to outstanding loan balances. The modifications are made as part of workout plans we enter into with the borrower that are designed to provide a bridge for the borrower's cash flow shortfalls in the near term. If a borrower works through the near term issues, then in most cases, the original contractual terms of the borrower's loan will be reinstated.
Of the $8.4 million of TDRs outstanding at June 30, 2017, $510 thousand were performing in accordance with their terms and accruing interest. Our impairment analysis determined no specific reserves were required on the TDR balances outstanding at June 30, 2017.

The following table presents loans restructured as TDRs during the three and six months ended June 30, 2017 and 2016:

	Three Months Ended
	June 30, 2017			June 30, 2016
(Dollars in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Performing
Commercial loans	1	$510	$510	—	$—	$—
	1	510	510	—	—	—
Nonperforming
Commercial loans	1	1,416	1,416	—	—	—
	1	1,416	1,416	—	—	—
Total Troubled Debt Restructurings(1)	2	$1,926	$1,926	—	$—	$—
	Six Months Ended
	June 30, 2017			June 30, 2016
(Dollars in thousands)	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Performing
Commercial loans	1	$510	$510	—	$—	$—
Consumer loans	—	—	—	1	562	115
	1	510	510	1	562	115
Nonperforming
Commercial loans	2	1,819	1,526	—	—	—
	2	1,819	1,526	—	—	—
Total Troubled Debt Restructurings	3	$2,329	$2,036	1	$562	$115

(1)	No outstanding loans were restructured during the three months ended June 30, 2016.
During the three and six months ended June 30, 2017 and 2016, TDRs that were modified within the preceding 12-month period which subsequently defaulted were as follows:

	Three Months Ended				Six Months Ended
	June 30, 2017		June 30, 2016		June 30, 2017		June 30, 2016
	Number of loans	Recorded Investment	Number of loans	Recorded Investment	Number of loans	Recorded Investment	Number of loans	Recorded Investment
	(Dollars in thousands)
Commercial loans	—	$—	—	$—	—	$—	1	$60
Commercial real estate - owner occupied	—	$—	1	$770	—	$—	1	$770
Total(1)	—	$—	1	$770	—	$—	2	$830

(1)	During the three and six months ended June 30, 2017, there were no TDRs that were modified within the preceding 12-month period which subsequently defaulted.

6. Income Taxes
For the three and six months ended June 30, 2017, we had income tax expense of $64 thousand and $113 thousand, respectively. The income tax expense for the three and six months ended June 30, 2017 represents the payment to the state of California for the cost of doing business within the state and an estimated alternative minimum tax payment. No additional income tax expense is needed as a result of our net operating loss carryforward. Accounting rules specify that management must evaluate the deferred tax asset on a recurring basis to determine whether enough positive evidence exists to determine whether it is more-likely-than-not that the deferred tax asset will be available to offset or reduce future taxes. Negative evidence included the net loss incurred in 2016, a cumulative three-year loss position, and our accumulated deficit. Positive evidence included our net income for the three and six months ended June 30, 2017, a decrease in our nonperforming assets from December 31, 2016, the forecast of our taxable income, the time period in which we have to utilize our deferred tax asset and the current economic conditions. The tax code allows net operating losses to be carried forward for 20 years from the date of the loss, and while management believes that the Company will be able to realize the deferred tax asset within that period, we are unable to assert the timing as to when that realization will occur. As a result of this conclusion and due to the hierarchy of evidence that the accounting rules specify, management determined that the valuation allowance of $21.6 million was still required at June 30, 2017.
For the three and six months ended June 30, 2016, we had an income tax benefit of $3.6 million and $3.4 million, respectively, as a result of our net loss during both the first and second quarters of fiscal 2016. During the first quarter of 2016, management evaluated the positive and negative evidence and determined that there continued to be enough positive evidence to support the full realization of the deferred tax asset and that no valuation allowance at June 30, 2016 was needed.
We file income tax returns with the U.S. federal government and the state of California. As of June 30, 2017, we were subject to examination by the Internal Revenue Service with respect to our U.S. federal tax returns for the 2013 to 2015 tax years and Franchise Tax Board for California state income tax returns for the 2012 to 2015 tax years. Net operating losses on our U.S. federal and California state income tax returns may be carried forward 20 years. As of June 30, 2017, we do not believe there will be any material adverse changes in our unrecognized tax benefits over the next 12 months.
Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of tax expense. We did not have any accrued interest or penalties associated with any unrecognized tax benefits, and no interest expense was recognized during the three and six months ended June 30, 2017 or 2016.
7. Stock-Based Employee Compensation Plans
In May 2010, our shareholders approved the adoption of our 2010 Equity Incentive Plan (the “2010 Incentive Plan”), which authorized and set aside a total of 400,000 shares of our common stock for issuance on the exercise of stock options or the grant of restricted stock or other equity incentives to our officers, and other key employees and directors. An additional 158,211 shares of common stock were also set aside which was equal to the total of the shares that were available for the grant of equity incentives under our shareholder-approved 2008 and 2004 Equity Incentive Plans (the "Previously Approved Plans") at the time of the adoption of the 2010 Incentive Plan. Options to purchase a total of 175,686 shares of our common stock granted under the Previously Approved Plans were outstanding at June 30, 2017. The 2010 Incentive Plan provides that if any of these outstanding options under the Previously Approved Plans expire or are terminated for any reason, then the number of shares that would become available for grants or awards of equity incentives under the 2010 Incentive Plan would be increased by an equivalent number of shares. At the Annual Shareholders meeting held in May 2013, our shareholders approved an additional 800,000 share increase in the maximum number of shares of our common stock that may be issued pursuant to grants or exercises of options or restricted shares or other equity incentives under the 2010 Incentive Plan, of which 241,084 shares of restricted stock, net of shares withheld for taxes, have vested as of June 30, 2017 thereby decreasing the maximum number of shares authorized under the 2010 Incentive Plan. As a result, as of June 30, 2017, the maximum number of shares that were authorized for the grant of options or other equity incentives under the 2010 Incentive Plan totaled 1,292,813 (assuming that all 175,686 shares of our common stock subject to options under the Previously Approved Plans expire or are terminated), or approximately 6% of the shares of our common stock then outstanding.
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
Under FASB ASC 718-10, we are required to recognize, in our financial statements, the fair value of the options or any restricted shares that we grant as compensation cost over their respective service periods. The fair values of the options that were outstanding at June 30, 2017 under the 2010 Incentive Plan were estimated as of their respective dates of grant using the Black-Scholes option-pricing model. The Company, under the 2010 Incentive Plan, granted restricted stock for the benefit of its employees and directors. These restricted shares vest over a period of three years for employees and one year for directors. The recipients of restricted shares have the right to vote all shares subject to such grant and receive all dividends with respect to such shares whether or not the shares have vested. The recipients do not pay any cash consideration for the shares.
Stock Options
The table below summarizes the weighted average assumptions used to determine the fair values of the options granted during the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
Assumptions with respect to:	2017	2016	2017	2016
Expected volatility	33%	37%	33%	38%
Risk-free interest rate	1.95%	1.34%	1.95%	1.60%
Expected dividends	—%	—%	—%	—%
Expected term (years)	5.7	6.2	5.7	6.3
Weighted average fair value of options granted during period	$2.81	$2.67	$2.81	$2.81
The following table summarizes the stock option activity under the Company’s equity incentive plans during the six months ended June 30, 2017 and 2016, respectively.

	Number of Shares	Weighted- Average Exercise Price Per Share	Number of Shares	Weighted- Average Exercise Price Per Share
	2017		2016
Outstanding – January 1,	1,066,914	$6.35	838,696	$6.20
Granted	3,000	8.05	379,551	6.92
Exercised	(171,834)	5.77	(83,158)	4.37
Forfeited/Canceled	(49,300)	7.19	(57,737)	8.88
Outstanding – June 30,	848,780	6.42	1,077,352	6.45
Options Exercisable – June 30,	568,249	$6.19	576,670	$6.13
Options Vested – June 30,	568,249	$6.19	576,670	$6.13
Options to purchase 20,500 and 41,780 shares of our common stock were exercised during the three months ended June 30, 2017 and 2016, respectively. Options to purchase 171,834 and 83,158 shares of our common stock were exercised during the six months ended June 30, 2017 and 2016, respectively. The aggregate intrinsic value of options exercised during the three months ended June 30, 2017 and 2016 was $85 thousand and $110 thousand, respectively. The aggregate intrinsic value of options exercised during the six months ended June 30, 2017 and 2016 was $309 thousand and $239 thousand, respectively. The fair value of options that vested during the three months ended June 30, 2017 and 2016 was $83 thousand and $40 thousand, respectively. The fair value of options that vested during the six months ended June 30, 2017 and 2016 was $390 thousand and $154 thousand, respectively.

The following table provides additional information regarding the vested and unvested options that were outstanding at June 30, 2017.

Options Outstanding as of June 30, 2017					Options Exercisable as of June 30, 2017(1)
	Vested	Unvested	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Shares	Weighted Average Exercise Price
$2.97 – $3.99	51,003	—	$3.50	3.26	51,003	$3.50
$4.00 – $4.99	16,000	—	4.34	3.80	16,000	4.34
$5.00– $5.99	30,000	—	5.30	5.97	30,000	5.30
$6.00– $6.99	392,086	182,326	6.59	7.05	392,086	6.50
$7.00-$8.06	79,160	98,205	7.10	8.25	79,160	7.09
	568,249	280,531	$6.42	6.97	568,249	$6.19

(1)	The weighted average remaining contractual life of the options that were exercisable as of June 30, 2017 was 6.23 years.
The aggregate intrinsic value of options that were outstanding and exercisable under the 2010 Incentive Plan at June 30, 2017 and December 31, 2016 was $1.5 million and $837 thousand, respectively.

A summary of the status of the unvested options outstanding as of June 30, 2017 and 2016, and changes in the weighted average grant date fair values of the unvested options during the six months ended June 30, 2017 and 2016, are set forth in the following table.

	For the six months ended June 30,
	2017		2016
	Number of Shares Subject to Options	Weighted Average Grant Date Fair Value	Number of Shares Subject to Options	Weighted Average Grant Date Fair Value
Unvested at the beginning of the period	461,944	$2.79	215,926	$2.93
Granted	3,000	2.81	379,551	2.76
Vested	(137,913)	2.83	(52,738)	2.93
Forfeited/Canceled	(46,500)	2.62	(42,057)	2.90
Unvested at the end of the period	280,531	2.80	500,682	2.80
At June 30, 2017, the weighted average period over which nonvested awards were expected to be recognized was 1.92 years.
Restricted Stock
The following table summarizes the activity related to restricted stock granted, vested and forfeited under our equity incentive plans during the six months ended June 30, 2017 and 2016.

	For the six months ended June 30,
	2017		2016
	Number of Shares	Average Grant Date Fair Value	Number of Shares	Average Grant Date Fair Value
Outstanding at the beginning of the period	151,298	$6.84	129,283	$6.75
Granted	29,907	7.69	113,975	6.82
Vested	(66,558)	6.81	(47,764)	6.83
Forfeited	(12,500)	6.81	(30,585)	6.63
Outstanding at the end of the period	102,147	$7.11	164,909	$6.80

Compensation Expense
We expect that the compensation expense that will be recognized during the periods presented below in respect of stock options and restricted stock outstanding at June 30, 2017, will be as follows:

	Estimated Stock Based Compensation Expense Stock Options	Estimated Stock Based Compensation Expense Restricted Stock	Estimated Stock Based Compensation Expense Total
(Dollars in thousands)
For the years ending December 31,
Remainder of 2017	$203	$238	$441
2018	340	211	551
2019	70	55	125
2020	21	29	50
2021 and beyond	11	22	33
	$645	$555	$1,200
The aggregate amounts of stock based compensation expense recognized in our consolidated statements of operations for the three months ended June 30, 2017 and 2016 were $208 thousand and $276 thousand, respectively, in each case net of taxes. The aggregate amounts of stock based compensation expense recognized in our consolidated statements of operations for the six months ended June 30, 2017 and 2016 were $405 thousand and $553 thousand, respectively, in each case net of taxes.

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

The following table shows how we computed basic and diluted EPS for the three and six months ended June 30, 2017 and 2016.

(In thousands, except per share data)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Numerator:
Numerator for basic and diluted net income (loss) available to common shareholders	$2,501	$(4,710)	$4,281	$(4,426)
Denominator:
Basic weighted average outstanding shares of common stock	23,187	22,962	23,163	22,918
Dilutive effect of employee stock options	109	—	106	—
Diluted weighted average common stock and common stock equivalents	23,296	22,962	23,269	22,918
Basic income (loss) per common share:
Net income (loss) available to common shareholders	$0.11	$(0.21)	$0.19	$(0.19)
Diluted income (loss) per common share:
Net income (loss) available to common shareholders	$0.11	$(0.21)	$0.19	$(0.19)
The weighted average shares that have an antidilutive effect in the calculation of diluted net income per share and have been excluded from the computations above were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Stock options(1)(2)	378,355	1,038,920	427,018	1,016,521

(1)	Stock options were excluded from the computation of diluted earnings per common share for the three and six months ended June 30, 2017 as a result of the shares being "out-of-the-money."

(2)	Stock options were excluded from the computation of diluted earnings per common share for the three and six months ended June 30, 2016 as we reported a net loss available to common shareholders.

9. Shareholders’ Equity
Accumulated Other Comprehensive Income (Loss), net
Accumulated other comprehensive income (loss), net as of June 30, 2017 and December 31, 2016 was as follows:

	Unrealized Gain (Loss) on Securities Available-for-Sale, net of tax	Accumulated Other Comprehensive Income (Loss), Net
	(Dollars in thousands)
Ending balance as of December 31, 2015	$(810)	$(810)
Other comprehensive income before reclassifications, net of tax provision of $739 thousand (1)	(1,032)	(1,032)
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	—
Other comprehensive income, net of tax provision of $739 thousand	(1,032)	(1,032)
Ending balance as of December 31, 2016	$(1,842)	$(1,842)
Other comprehensive income before reclassifications(2)	652	652
Amounts reclassified from accumulated other comprehensive income, net of tax	—	—
Other comprehensive income(2)	652	652
Ending balance as of June 30, 2017	$(1,190)	$(1,190)

(1)	Tax impact included in Deferred tax assets.

(2)	No tax impact as a result of the full valuation allowance recorded against our deferred tax asset at June 30, 2017.
10. Commitments and Contingencies
Repurchase Reserves
We have historically maintained reserves for possible repurchases that we may have been required to make of certain of the mortgage loans which we sold as a result of deficiencies or defects that may be found to exist in such loans. Our repurchase reserve also covered returns of any premiums earned and administrative fees pertaining to the repurchase of mortgage loans that did not meet investor guidelines, including potential loss of advances on Veterans Affairs or Federal Housing Authority Ginnie Mae loans.  As a result of our exit from the mortgage banking business and no longer being subject to potential loss for anything other than mortgage fraud, we have undertaken an analysis of our accrual. Our analysis assumes that the repurchase liability exposure will decrease over time as mortgage loans are paid off and as we are no longer originating new mortgage loans. No loans were repurchased during the three and six months ended June 30, 2017 or during the three and six months ended June 30, 2016. The following table sets forth information at June 30, 2017 and December 31, 2016, with respect to our repurchase reserves:

	At and For the Six Months Ended	At and For the Year Ended
	June 30, 2017	December 31, 2016
	(Dollars in thousands)
Beginning balance	$254	$314
Recovery of repurchases	(13)	(60)
Settlements	—	—
Total repurchases reserve	$241	$254
Commitments
To meet the financing needs of our customers in the normal course of business, we are a party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements. At June 30, 2017 and December 31, 2016, we were committed to fund certain loans including letters of credit amounting to approximately $288 million and $317 million, respectively. The contractual amounts of a credit-related financial instrument, such as a commitment to extend credit, a credit-card arrangement or a letter of credit, represent the amount of potential accounting loss should the commitment be fully drawn upon, the customer were to default, and the value of any existing collateral securing the customer’s payment obligation becomes worthless. The loss reserve for unfunded loan commitments was $350 thousand at both June 30, 2017 and December 31, 2016.

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
Borrowings
As of June 30, 2017, we had $15.0 million of outstanding borrowings from the FHLB. These borrowings matured and were repaid on July 3, 2017. The interest rate on these borrowings was 1.09%.
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
Based on our evaluation of the remaining lawsuits and other proceedings that were pending against us as of June 30, 2017, the outcomes in those suits or other proceedings are not expected to have, either individually or in the aggregate, a material adverse effect on our consolidated financial position, results of operations or cash flows. However, in light of the inherent uncertainties involved, some of which are beyond our control, and the very large or indeterminate damages often sought in such legal actions or proceedings, an adverse outcome in one or more of these suits or proceedings could be material to our results of operations or cash flows for any particular reporting period.

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

The following table sets forth information regarding the net interest income and noninterest income for our commercial banking segment for the three and six months ended June 30, 2017 and 2016.

(Dollars in thousands)	Commercial	Other(1)	Total
Net interest income for the three months ended June 30,
2017	$10,560	$(164)	$10,396
2016	$8,623	$(143)	$8,480
Noninterest income for the three months ended June 30,
2017	$1,053	$378	$1,431
2016	$859	$5	$864
Net interest income for the six months ended June 30,
2017	$20,527	$(60)	$20,467
2016	$17,465	$(282)	$17,183
Noninterest income for the six months ended June 30,
2017	$1,986	$416	$2,402
2016	$1,600	$18	$1,618
Segment Assets at:
June 30, 2017	$1,203,767	$8,730	$1,212,497
December 31, 2016	$1,126,890	$13,799	$1,140,689

(1)	Represents net interest income and noninterest income for PMAR and PMBC.

12. Regulatory Capital
Under federal banking regulations that apply to all United States based bank holding companies and federally insured banks, the Company (on a consolidated basis) and the Bank (on a stand-alone basis) must meet specific capital adequacy requirements that, for the most part, involve quantitative measures, primarily in terms of the ratios of their capital to their assets, liabilities, and certain off-balance sheet items, calculated under regulatory accounting practices. Under those regulations, each bank holding company must meet a minimum capital ratio and each federally insured bank is determined by its primary federal bank regulatory agency to come within one of the following capital adequacy categories on the basis of its capital ratios:

•	well-capitalized

•	adequately capitalized

•	undercapitalized

•	significantly undercapitalized; or

•	critically undercapitalized
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
The following table sets forth the capital and capital ratios of the Company (on a consolidated basis) and the Bank (on a stand-alone basis) at June 30, 2017, as compared to the respective regulatory requirements applicable to them.

			Applicable Federal Regulatory Requirement
			For Capital Adequacy Purposes		To be Categorized As Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total Capital to Risk Weighted Assets:
Company	$138,201	12.1%	$98,721	At least 8.625	N/A	N/A
Bank	125,880	11.1%	97,655	At least 8.625	$113,223	At least 10.0
Common Equity Tier 1 Capital to Risk Weighted Assets:
Company	$106,851	9.3%	$58,660	At least 5.125	N/A	N/A
Bank	111,683	9.9%	58,027	At least 5.125	$73,595	At least 6.5
Tier 1 Capital to Risk Weighted Assets:
Company	$123,851	10.8%	$75,829	At least 6.625	N/A	N/A
Bank	111,683	9.9%	75,010	At least 6.625	$90,578	At least 8.0
Tier 1 Capital to Average Assets:
Company	$123,851	10.7%	$46,440	At least 4.0	N/A	N/A
Bank	111,683	9.7%	46,048	At least 4.0	$57,560	At least 5.0
In early July 2013, the Federal Reserve Board and the FDIC issued final rules implementing the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act changes. The rules revise minimum capital requirements and adjust prompt correct action thresholds.  The final rules revise the regulatory capital elements, add a new common equity Tier 1 capital ratio, increase the minimum Tier 1 capital ratio requirement, and implement a new capital conservation buffer. The rules also permit certain banking organizations to retain, through a one-time election, the existing treatment for accumulated other comprehensive income. The final rules took effect for community banks on January 1, 2015, subject to a transition period for certain parts of the rules. At June 30, 2017, the Bank (on a stand-alone basis) continued to qualify as a well-capitalized institution, and the Company continued to exceed the minimum required capital ratios applicable to it, under the capital adequacy guidelines described above.

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
In addition to the risk of incurring loan losses and provision for loan losses, which is an inherent risk of the banking business, these risks and uncertainties include, but are not limited to, the following: the risk that the credit quality of our borrowers declines; potential declines in the value of the collateral for secured loans; the risk that steps we have taken to strengthen our overall credit administration are not effective; the risk of a downturn in the United States economy, and domestic or international economic conditions, which could cause us to incur additional loan losses and adversely affect our results of operations in the future; the risk that our interest margins and, therefore, our net interest income will be adversely affected by changes in prevailing interest rates; the risk that we will not succeed in further reducing our remaining nonperforming assets, in which event we would face the prospect of further loan charge-offs and write-downs of assets; the risk that we will not be able to manage our interest rate risks effectively, in which event our operating results could be harmed; the prospect of changes in government regulation of banking and other financial services organizations, which could impact our costs of doing business and restrict our ability to take advantage of business and growth opportunities; the risk that our efforts to develop a robust commercial banking platform may not succeed; and the risk that we may be unable to realize our expected level of increasing deposit inflows. Readers of this Report are encouraged to review the additional information regarding these and other risks and uncertainties to which our business is subject that is contained in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Form 10-K”) that we filed with the Securities and Exchange Commission (“SEC”) on March 10, 2017, as such information may be updated from time to time in subsequent Quarterly Reports on Form 10-Q that we file with the SEC. We urge you to read those risk factors in conjunction with your review of the following discussion and analysis of our results of operations for the three and six months ended, and our financial condition at, June 30, 2017.
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
As of June 30, 2017, our total assets, net loans and total deposits were $1.2 billion, $1.0 billion and $1.1 billion, respectively.
The Bank, which is headquartered in Orange County, California, approximately 40 miles south of Los Angeles, conducts a commercial banking business in Orange, Los Angeles, San Bernardino and San Diego counties in Southern California. The Bank is also a member of the Federal Reserve System and its deposits are insured, to the maximum extent permitted by law, by the Federal Deposit Insurance Corporation (the “FDIC”). For the six months ended June 30, 2017 and 2016, we operated as one reportable segment, Commercial Banking.
Unless the context otherwise requires, the “Company,” “we,” “our,” “ours,” and “us” refer to Pacific Mercantile Bancorp and its consolidated subsidiaries.

Results of Operations
Operating Results for the Three and Six Months Ended June 30, 2017 and 2016
Our operating results for the three and six months ended June 30, 2017, compared to the same period in June 30, 2016, were as follows:

	Three Months Ended June 30,		2017 vs. 2016 % Change	Six Months Ended June 30,		2017 vs. 2016 % Change
	2017	2016		2017	2016
	(Dollars in thousands)
Interest income	$12,132	$9,835	23.4%	$23,736	$19,790	19.9%
Interest expense	1,736	1,355	28.1%	3,269	2,607	25.4%
Provision for loan and lease losses	—	8,720	(100.0)%	—	9,140	(100.0)%
Non-interest income	1,431	864	65.6%	2,402	1,618	48.5%
Non-interest expense	9,262	8,893	4.1%	18,475	17,448	5.9%
Income tax expense	64	(3,559)	(101.8)%	113	(3,361)	(103.4)%
Net income	2,501	(4,710)	(153.1)%	4,281	(4,426)	(196.7)%
Interest Income
Three Months Ended June 30, 2017 and 2016
Total interest income increased 23.4% to $12.1 million for the three months ended June 30, 2017 from $9.8 million for the three months ended June 30, 2016. This was primarily due to an increase in interest income on loans during the three months ended June 30, 2017 as compared to the same prior year period. During the three months ended June 30, 2017 and 2016, interest income on loans was $11.5 million and $9.3 million, respectively, yielding 4.72% and 4.41% on average loan balances of $981.0 million and $843.4 million, respectively. The increase in the average loan balances is attributable to an increase in loan demand during the three months ended June 30, 2017. The increase in average loan yield is primarily attributable to the actions of the Board of Governors of the Federal Reserve System (“Federal Reserve Board”) to raise short-term interest rates by 25 basis points in both the first quarter of 2017 and the fourth quarter of 2016.
During the three months ended June 30, 2017 and 2016, interest income from our securities available-for-sale and stock was $283 thousand and $369 thousand, respectively, yielding 2.26% and 2.54% on average balances of $50.1 million and $58.4 million, respectively. The average securities balances decreased as a result of maturities of, and payments on, securities which we did not fully replace. Interest income from our short-term investments, including our federal funds sold and interest-bearing deposits, was $305 thousand and $212 thousand for the three months ended June 30, 2017 and 2016, respectively, yielding 1.04% and 0.50% on average balances of $117.5 million and $169.6 million, respectively. The increase in interest income from our short-term investments was primarily attributable to a higher average balance and an increase in the average yield during the three months ended June 30, 2017 as compared to the three months ended June 30, 2016. The increase in the average yield is attributable to the Federal Reserve Board raising interest rates by 25 basis points in both the first quarter of 2017 and the fourth quarter of 2016. As a result, total interest income on investments increased for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016.
Six Months Ended June 30, 2017 and 2016
Total interest income increased 19.9% to $23.7 million for the six months ended June 30, 2017 from $19.8 million for the six months ended June 30, 2016. This was primarily due to an increase in interest income on loans and short-term investments during the six months ended June 30, 2017 as compared to the same prior year period. During the six months ended June 30, 2017 and 2016, interest income on loans was $22.5 million and $18.7 million, respectively, yielding 4.72% and 4.46% on average loan balances of $962.3 million and $842.8 million, respectively. The increase in the average loan balances is attributable to an increase in loan demand during the six months ended June 30, 2017. The increase in average loan yield is primarily attributable to the actions of the Federal Reserve Board to raise short-term interest rates by 25 basis points in both the first quarter of 2017 and the fourth quarter of 2016.
During the six months ended June 30, 2017 and 2016, interest income from our securities available-for-sale and stock was $625 thousand and $719 thousand, respectively, yielding 2.49% and 2.44% on average balances of $50.5 million and $59.2 million, respectively. The average securities balances decreased as a result of maturities of, and payments on, securities which we did not fully replace. Interest income from our short-term investments, including our federal funds sold and interest-bearing deposits, was $569 thousand and $369 thousand for the six months ended June 30, 2017 and 2016, respectively, yielding 0.93% and 0.51% on average balances of $123.3 million and $145.9 million, respectively. The increase in interest income from our short-term investments was primarily attributable to an increase in the average yield during the six months ended June 30, 2017 as compared to the six months ended June 30, 2016 as a result of the Federal Reserve Board raising interest rates by 25 basis points in both the first quarter of 2017 and the fourth quarter of 2016. As a result, total interest income on investments increased for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016.

Interest Expense
Three Months Ended June 30, 2017 and 2016
Total interest expense increased 28.1% for the three months ended June 30, 2017 compared to the three months ended June 30, 2016. The increase was primarily due to an increase in our cost of funds from 0.80% at June 30, 2016 to 0.95% at June 30, 2017 and a higher average balance of interest-bearing liabilities from $678.2 million at June 30, 2016 to $734.0 million at June 30, 2017, which consisted of deposits, borrowings and junior subordinated debentures. Our cost of funds increased as a result of the actions of the Federal Reserve Board to raise short-term interest rates by 25 basis points in both the first quarter of 2017 and the fourth quarter of 2016. The increase in our average balance of interest-bearing liabilities is primarily attributable to the increase in the average balance of our core deposits as a result of new client acquisitions. Interest expense on our certificates of deposit for the three months ended June 30, 2017 and 2016 was $797 thousand and $636 thousand, respectively, with a cost of funds of 1.15% and 0.97% on average balances of $277.3 million and $262.5 million, respectively.
Six Months Ended June 30, 2017 and 2016
Total interest expense increased 25.4% for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. The increase was primarily due to an increase in our cost of funds from 0.79% at June 30, 2016 to 0.92% at June 30, 2017 and a higher average balance of interest-bearing liabilities from $667.1 million at June 30, 2016 to $720.4 million at June 30, 2017, which consisted of deposits, borrowings and junior subordinated debentures. Our cost of funds increased as a result of the actions of the Federal Reserve Board to raise short-term interest rates by 25 basis points in both the first quarter of 2017 and the fourth quarter of 2016. The increase in our average balance of interest-bearing liabilities is primarily attributable to the increase in the average balance of our core deposits as a result of new client acquisitions.
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
As a result of the Federal Reserve Board raising interest rates by 25 basis points in the both the fourth quarter of 2016 and first quarter of 2017, we experienced expansion in our net interest margin. The favorable impact of higher prevailing interest rates on our asset-sensitive balance sheet was evidenced in the three and six months ended June 30, 2017. While we are unable to assert as to whether the Federal Reserve Board will continue to increase short-term interest rates in the future, we expect the favorable impact on our net interest margin to remain in the event that interest rates continue to rise.
The following table sets forth information regarding our average balances, yields on interest earning assets, interest expense on interest-bearing liabilities, the interest rate spread and the interest rate margin for the three and six months ended June 30, 2017 and 2016. Average balances are calculated based on average daily balances.

	Three Months Ended June 30,
	2017			2016
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets
Short-term investments(1)	$117,482	$305	1.04%	$169,633	$212	0.50%
Securities available for sale and stock(2)	50,144	283	2.26%	58,365	369	2.54%
Loans(3)	980,987	11,544	4.72%	843,406	9,254	4.41%
Total interest-earning assets	1,148,613	12,132	4.24%	1,071,404	9,835	3.69%
Noninterest-earning assets
Cash and due from banks	14,598			16,611
All other assets	(1,887)			18,632
Total assets	$1,161,324			$1,106,647
Interest-bearing liabilities:
Interest-bearing checking accounts	$95,543	$85	0.36%	$55,768	$45	0.32%
Money market and savings accounts	343,445	689	0.80%	332,304	505	0.61%
Certificates of deposit	277,264	797	1.15%	262,491	636	0.97%
Other borrowings	209	—	—%	10,066	25	1.00%
Junior subordinated debentures	17,527	165	3.78%	17,527	144	3.30%
Total interest bearing liabilities	733,988	1,736	0.95%	678,156	1,355	0.80%
Noninterest bearing liabilities
Demand deposits	315,483			286,966
Accrued expenses and other liabilities	7,314			5,836
Shareholders' equity	104,539			135,689
Total liabilities and shareholders' equity	$1,161,324			$1,106,647
Net interest income		$10,396			$8,480
Net interest income/spread			3.29%			2.89%
Net interest margin			3.63%			3.18%

(1)	Short-term investments consist of federal funds sold and interest bearing deposits that we maintain at other financial institutions.

(2)	Stock consists of Federal Home Loan Bank (“FHLB”) stock and Federal Reserve Bank of San Francisco (“FRBSF”) stock.

(3)	Loans include the average balance of nonaccrual loans.

	Six Months Ended June 30,
	2017			2016
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets
Short-term investments(1)	$123,308	$569	0.93%	$145,871	$369	0.51%
Securities available for sale and stock(2)	50,539	625	2.49%	59,220	719	2.44%
Loans(3)	962,317	22,542	4.72%	842,803	18,702	4.46%
Total interest-earning assets	1,136,164	23,736	4.21%	1,047,894	19,790	3.80%
Noninterest-earning assets
Cash and due from banks	14,550			16,190
All other assets	(1,513)			19,186
Total assets	$1,149,201			$1,083,270
Interest-bearing liabilities:
Interest-bearing checking accounts	$86,606	$150	0.35%	$53,667	$67	0.25%
Money market and savings accounts	348,921	1,319	0.76%	322,987	961	0.60%
Certificates of deposit	267,038	1,478	1.12%	262,873	1,245	0.95%
Other borrowings	271	—	—%	10,033	50	1.00%
Junior subordinated debentures	17,527	322	3.70%	17,527	284	3.26%
Total interest bearing liabilities	720,363	3,269	0.92%	667,087	2,607	0.79%
Noninterest bearing liabilities
Demand deposits	318,066			274,686
Accrued expenses and other liabilities	7,055			9,098
Shareholders' equity	103,717			135,399
Total liabilities and shareholders' equity	$1,149,201			$1,086,270
Net interest income		$20,467			$17,183
Net interest income/spread			3.29%			3.01%
Net interest margin			3.63%			3.30%
The following table sets forth changes in interest income, including loan fees, and interest paid in the three and six months ended June 30, 2017 and 2016 and the extent to which those changes were attributable to changes in (i) the volumes of or the rates of interest earned on interest-earning assets and (ii) the volumes of or the rates of interest paid on our interest-bearing liabilities.

	Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016 Increase (Decrease) due to Changes in			Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016 Increase (Decrease) due to Changes in
	Volume	Rates	Total Increase (Decrease)	Volume	Rates	Total Increase (Decrease)
	(Dollars in thousands)
Interest income
Short-term investments(1)	$(81)	$174	$93	$(64)	$264	$200
Securities available for sale and stock(2)	(48)	(38)	(86)	(109)	15	(94)
Loans	1,605	685	2,290	2,718	1,122	3,840
Total earning assets	1,476	821	2,297	2,545	1,401	3,946
Interest expense
Interest-bearing checking accounts	35	5	40	51	32	83
Money market and savings accounts	18	166	184	81	277	358
Certificates of deposit	38	123	161	20	213	233
Borrowings	(13)	(12)	(25)	(25)	(25)	(50)
Junior subordinated debentures	—	21	21	—	38	38
Total interest-bearing liabilities	78	303	381	127	535	662
Net interest income	$1,398	$518	$1,916	$2,418	$866	$3,284

(1)	Short-term investments consist of federal funds sold and interest bearing deposits that we maintain at financial institutions.

(2)	Stock consists of FHLB stock and FRBSF stock.
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
We recorded no provision for loan and lease losses during the three months ended June 30, 2017, as compared to $8.7 million recorded during the three months ended June 30, 2016. There was no provision for the second quarter of 2017 due to reserves for new loan growth being offset by improvement in asset quality. The $8.7 million provision for loan and lease losses in the second quarter of 2016 was a result of charge offs on several loans previously placed on nonaccrual status, which exceeded recoveries and new loan growth during the second quarter. During the three months ended June 30, 2017, we had net recoveries of $384 thousand.
We recorded no provision for loan and lease losses during the six months ended June 30, 2017 as compared to $9.1 million provision for loan and lease losses recorded for the six months ended June 30, 2016. We recorded no provision for loan and lease losses during the six months ended June 30, 2017 due primarily to reserves for new loan growth being offset by a decline in the level of classified assets. The $9.1 million provision for loan and lease losses for the six months ended June 30, 2016 was primarily a result of charge offs on several loans previously placed on nonaccrual status, which exceeded recoveries and new loan growth during the six months ended June 30, 2016.
During the three months ended September 30, 2016, our Credit Administration, along with three independent loan review firms, completed a comprehensive review of our commercial and commercial real estate loan portfolio. This review culminated in the downgrading of approximately $48 million in credits, of which $38 million were classified credits. Approximately 86% of these credit downgrades involved loans that were performing. Of the $48 million in loan downgrades during the three months ended September 30, 2016, $28.5 million in principal payments, net of advances, were received and $6.9 million in loan upgrades were made during the nine months subsequent to September 30, 2016. The $6.9 million in loan upgrades have been validated by third party reviewers during the first half of 2017. This $35.4 million decrease represents a 73% reduction and improvement from September 30, 2016, leaving $12.8 million in loan downgrades taken in the third quarter of 2016 that we continue to manage and anticipate progress to be made on these remaining loans during the second half of 2017.
See "—Financial Condition—Nonperforming Assets and Allowance for Loan and Lease Losses" below in this Item 2 for additional information regarding the ALLL.
Noninterest Income
The following table identifies the components of and the percentage changes in noninterest income during the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,			Six Months Ended June 30,
	Amount	Amount	Percentage Change	Amount	Amount	Percentage Change
	2017	2016	2017 vs. 2016	2017	2016	2017 vs. 2016
	(Dollars in thousands)
Service fees on deposits and other banking services	$332	$267	24.3%	$640	$522	22.6%
Net gain on sale of other assets	—	—	—%	2	—	100.0%
Net gain on sale of small business administration loans	—	—	—%	—	40	(100.0)%
Other noninterest income	1,099	597	84.1%	1,760	1,056	66.7%
Total noninterest income	$1,431	$864	65.6%	$2,402	$1,618	48.5%
Three Months Ended June 30, 2017 and 2016
Noninterest income increased by $567 thousand, or 65.6%, for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016, primarily resulting from the recovery of $373 thousand of interest income related to previous years on a loan that was paid off during the second quarter of 2017 and an increase in loan servicing and referral fees during the same period.
Six Months Ended June 30, 2017 and 2016
Noninterest income increased $784 thousand, or 48.5%, for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016, primarily as a result of:

•	The recovery of $373 thousand of interest income related to previous years on a loan that was paid off during the second quarter of 2017; and

•	An increase in loan servicing and referral fees during the six months ended June 30, 2017 as compared to the same period in 2016; partially offset by

•	A decrease of $40 thousand in net gain on sale of small business administration loans for the six months ended June 30, 2017 as compared to the same period in 2016.
Noninterest Expense
The following table sets forth the principal components and the amounts of, and the percentage changes in, noninterest expense during the three and six months ended June 30, 2017 and 2016.

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	2017 vs. 2016	2017	2016	2017 vs. 2016
	Amount	Amount	Percent Change	Amount	Amount	Percent Change
	(Dollars in thousands)
Salaries and employee benefits	$5,662	$5,506	2.8%	$11,375	$11,193	1.6%
Occupancy	654	793	(17.5)%	1,299	1,538	(15.5)%
Equipment and depreciation	400	450	(11.1)%	818	873	(6.3)%
Data processing	345	287	20.2%	686	602	14.0%
FDIC expense	262	251	4.4%	566	446	26.9%
Other real estate owned expense, net	—	—	—%	—	(70)	(100.0)%
Professional fees	1,032	774	33.3%	2,142	1,325	61.7%
Business development	214	201	6.5%	357	344	3.8%
Loan related expense	177	73	142.5%	199	113	76.1%
Insurance	62	76	(18.4)%	124	152	(18.4)%
Other operating expenses (1)	454	482	(5.8)%	909	932	(2.5)%
Total noninterest expense	$9,262	$8,893	4.1%	$18,475	$17,448	5.9%

(1)	Other operating expenses primarily consist of telephone, advertising, director fees, regulatory expenses, and correspondent bank fees.

Three Months Ended June 30, 2017 and 2016
Noninterest expense increased $369 thousand, or 4.1%, for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016, primarily as a result of:

•	An increase of $258 thousand in our professional fees primarily related to higher accounting and legal fees in 2017;

•	An increase of $156 thousand in salaries primarily as a result of an increase in employee headcount; and

•	An increase of $104 thousand in loan related expenses as a result of an increase in loans; partially offset by

•
A decrease of $139 thousand in occupancy expenses as a result of decreased moving costs associated with the transition of a few of our locations from a full-service branch to a loan production office during the six months ended 2016.

Six Months Ended June 30, 2017 and 2016
Noninterest expense increased $1.0 million, or 5.9%, for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016, primarily as a result of an increase of $817 thousand in our professional fees attributable to an increase in accounting and legal fees during the six months ended June 30, 2017.
Provision for Income Tax
For the three and six months ended June 30, 2017, we had income tax expense of $64 thousand and $113 thousand, respectively. The income tax expense for the three and six months ended June 30, 2017 represents the payment to the state of California for the cost of doing business within the state and an estimated alternative minimum tax payment. No additional income tax expense is needed as a result of our net operating loss carryforward. Accounting rules specify that management must evaluate the deferred tax asset on a recurring basis to determine whether enough positive evidence exists to determine whether it is more-likely-than-not that the deferred tax asset will be available to offset or reduce future taxes. Negative evidence included the net loss incurred in 2016, a cumulative three-year loss position, and our accumulated deficit. Positive evidence included our net income for the three and six months ended June 30, 2017, a decrease in our nonperforming assets from December 31, 2016, the forecast of our taxable income, the time period in which we have to utilize our deferred tax asset and the current economic conditions. The tax code allows net operating losses to be carried forward for 20 years from the date of the loss, and while management believes that the Company will be able to realize the deferred tax asset within that period, we are unable to assert the timing as to when that realization will occur. As a result of this conclusion and due to the hierarchy of evidence that the accounting rules specify, management determined that the valuation allowance of $21.6 million was still required at June 30, 2017.
For the three and six months ended June 30, 2016, we had an income tax benefit of $3.6 million and $3.4 million, respectively, as a result of our net loss during both the first and second quarters of fiscal 2016. During the first quarter of 2016, management evaluated the positive and negative evidence and determined that there continued to be enough positive evidence to support the full realization of the deferred tax asset and that no valuation allowance at June 30, 2016 was needed.

Financial Condition
Assets
Our total assets increased by $72 million at June 30, 2017 compared to December 31, 2016. The following table sets forth the composition of our interest earning assets at:

	June 30, 2017	December 31, 2016
	(Dollars in thousands)
Interest-bearing deposits with financial institutions (1)	$101,783	$122,056
Interest-bearing time deposits with financial institutions	3,669	3,669
Federal Reserve Bank of San Francisco and Federal Home Loan Bank Stock, at cost	7,790	8,170
Securities available for sale, at fair value	41,508	43,480
Loans (net of allowances of $17,178 and $16,801, respectively)	1,027,890	931,525

(1)	Includes interest-earning balances maintained at the FRBSF.
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
The following is a summary of the major components of securities available for sale and a comparison of the amortized cost, estimated fair values and the gross unrealized gains and losses attributable to those securities, as of June 30, 2017 and December 31, 2016:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Securities available for sale at June 30, 2017:
U.S. Treasury securities	$998	$—	$(2)	$996
Residential mortgage backed securities issued by U.S. Agencies	34,263	4	(695)	33,572
Residential collateralized mortgage obligations issued by non agencies	429	—	(5)	424
Asset backed security	2,008	—	(424)	1,584
Mutual funds	5,000	16	(84)	4,932
Total securities available for sale	$42,698	$20	$(1,210)	$41,508
Securities available for sale at December 31, 2016:
Residential mortgage backed securities issued by U.S. Agencies	$37,813	$6	$(1,144)	$36,675
Residential collateralized mortgage obligations issued by non agencies	484	—	(16)	468
Asset backed security	2,025	—	(592)	1,433
Mutual funds	5,000	11	(107)	4,904
Total securities available for sale	$45,322	$17	$(1,859)	$43,480
The amortized cost of securities available for sale at June 30, 2017 is shown in the table below by contractual maturities taking into consideration historical prepayments based on the prior twelve months of principal payments. Expected maturities will differ from contractual maturities and historical prepayments, particularly with respect to collateralized mortgage obligations, primarily because prepayment rates are affected by changes in conditions in the interest rate market and, therefore, future prepayment rates may differ from historical prepayment rates.

	June 30, 2017 Maturing in
	One year or less		Over one year through five years		Over five years through ten years		Over ten years		Total
(Dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Securities available for sale:
U.S. Treasury securities	$—	—%	$998	1.23%	$—	—%	$—	—%	$998	1.23%
Residential mortgage-backed securities issued by U.S. Agencies	6,435	1.46%	17,481	1.49%	9,564	1.61%	783	1.94%	34,263	1.53%
Non-agency collateralized mortgage obligations	429	3.89%	—	—%	—	—	—	—	429	3.89%
Asset backed securities	—	—	—	—	—	—	2,008	3.81%	2,008	3.81%
Mutual funds	—	—	5,000	2.03%	—	—	—	—	5,000	2.03%
Total Securities Available for sale	$6,864	1.61%	$23,479	1.60%	$9,564	1.61%	$2,791	3.28%	$42,698	1.71%

Loans
The following table sets forth the composition, by loan category, of our loan portfolio at June 30, 2017 and December 31, 2016:

	June 30, 2017		December 31, 2016
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial loans	$366,259	35.1%	$333,376	35.2%
Commercial real estate loans – owner occupied	209,724	20.1%	214,420	22.7%
Commercial real estate loans – all other	240,653	23.1%	173,223	18.3%
Residential mortgage loans – multi-family	126,061	12.1%	130,930	13.8%
Residential mortgage loans – single family	30,678	2.9%	34,527	3.6%
Land development loans	21,601	2.1%	18,485	2.0%
Consumer loans	47,243	4.5%	41,563	4.4%
Total loans	1,042,219	100.0%	946,524	100.0%
Deferred loan origination costs, net	2,849		1,802
Allowance for loan and lease losses	(17,178)		(16,801)
Loans, net	$1,027,890		$931,525
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
The following table sets forth the maturity distribution of our loan portfolio (excluding single and multi-family residential mortgage loans and consumer loans) at June 30, 2017:

	June 30, 2017
	One Year or Less	Over One Year Through Five Years	Over Five Years	Total
	(Dollars in thousands)
Real estate loans(1)
Floating rate	$15,802	$57,112	$135,798	$208,712
Fixed rate	4,708	74,899	183,659	263,266
Commercial loans
Floating rate	125,873	137,228	34,918	298,019
Fixed rate	19,634	31,709	16,897	68,240
Total	$166,017	$300,948	$371,272	$838,237

(1)	Does not include mortgage loans on single or multi-family residences or consumer loans, which totaled $156.7 million and $47.2 million, respectively, at June 30, 2017.
Nonperforming Assets and Allowance for Loan and Lease Losses
Nonperforming Assets. Nonperforming loans consist of (i) loans on nonaccrual status which are loans on which the accrual of interest has been discontinued and include restructured loans when there has not been a history of past performance on debt service in accordance with the contractual terms of the restructured loans, and (ii) loans 90 days or more past due and still accruing interest. Nonperforming assets are comprised of non-performing loans and OREO, which consists of real properties which we have acquired by or in lieu of foreclosure and which we intend to offer for sale.
Loans are placed on nonaccrual status when, in our opinion, the full timely collection of principal or interest is in doubt. Generally, the accrual of interest is discontinued when principal or interest payments become more than 90 days past due, unless we believe the loan is adequately collateralized and the loan is in the process of collection. However, in certain instances, we may place a particular loan on nonaccrual status earlier, depending upon the individual circumstances involved in that loan’s delinquency. When a loan is placed on nonaccrual status, previously accrued but unpaid interest is reversed against current income. Subsequent collections of unpaid amounts on such a loan are applied to reduce principal when received, except when the ultimate collectability of principal is probable, in which case such payments are applied to interest and are credited to income. Nonaccrual loans may be restored to accrual status if and when principal and interest become current and full repayment is expected. Interest income is recognized on the accrual basis for impaired loans which, based on our non-accrual policy, do not require nonaccrual treatment.
The following table sets forth information regarding our nonperforming assets, as well as information regarding restructured loans, at June 30, 2017 and December 31, 2016:

	At June 30, 2017	At December 31, 2016
	(Dollars in thousands)
Nonaccrual loans:
Commercial loans	$19,365	$20,330
Commercial real estate	2,805	4,346
Residential real estate	186	221
Land development	—	—
Consumer	37	—
Total nonaccrual loans	$22,393	$24,897
Loans past due 90 days and still accruing interest:
Total loans past due 90 days and still accruing interest	$—	$—
Other nonperforming assets:
Other foreclosed assets	181	—
Total nonperforming assets	$22,574	$24,897
Restructured loans:
Accruing loans	$510	$—
Nonaccruing loans (included in nonaccrual loans above)	7,922	8,931
Total restructured loans	$8,432	$8,931
As the above table indicates, total nonperforming assets decreased by approximately $2.3 million, or 9.3%, to $22.6 million as of June 30, 2017 from $24.9 million as of December 31, 2016. The decrease in our non-performing loans resulted primarily from $10.8 million in payoffs or paydowns on our nonaccrual loans and $1.0 million charged-off during the six months ended June 30, 2017 partially offset by $9.5 million moving to nonaccrual status during the same period. The increase in our other foreclosed assets balance from December 31, 2016 related to the foreclosure of two automobiles during the first half of 2017, which have been listed for sale as of June 30, 2017.
Information Regarding Impaired Loans. At June 30, 2017, loans deemed impaired totaled $22.9 million as compared to $24.9 million at December 31, 2016. We had an average investment in impaired loans of $24.3 million and $25.1 million, respectively, for the three and six months ended June 30, 2017 as compared to $31.0 million and $29.3 million, respectively, for the three and six months ended June 30, 2016. The interest that would have been earned during the six months ended June 30, 2017 had the nonaccruing impaired loans remained current in accordance with their original terms was approximately $836 thousand.
The following table sets forth the amount of impaired loans to which a portion of the ALLL has been specifically allocated, and the aggregate amount so allocated, in accordance with Accounting Standards Codification 310-10, and the amount of the ALLL and the amount of impaired loans for which no such allocations were made, in each case at June 30, 2017 and December 31, 2016:

	June 30, 2017			December 31, 2016
	Loans	Reserves for Loan Losses	% of Reserves to Loans	Loans	Reserves for Loan Losses	% of Reserves to Loans
	(Dollars in thousands)
Impaired loans with specific reserves	$5,647	$2,188	38.7%	$3,309	$2,042	61.7%
Impaired loans without specific reserves	17,256	—	—	21,588	—	—
Total impaired loans	$22,903	$2,188	9.6%	$24,897	$2,042	8.2%
The $2.0 million decrease in impaired loans to $22.9 million at June 30, 2017 from $24.9 million at December 31, 2016 was primarily attributable to $10.8 million in principal payments, $181 thousand transferred to other assets and $1.0 million charged-off during the six months ended June 30, 2017 partially offset by additions of $10.0 million to impaired loans during the same period. Based on an internal analysis, using the current estimated fair values of the collateral or the discounted present values of the future estimated cash flows of the impaired loans, we concluded that, at June 30, 2017, $2.2 million of specific reserves were required on five impaired loans and that all remaining impaired loans were well secured and adequately collateralized with no specific reserves required.
Allowance for Loan and Lease Losses. The ALLL totaled $17.2 million, representing 1.65% of loans outstanding, at June 30, 2017, as compared to $16.8 million, or 1.78% of loans outstanding, at December 31, 2016.
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

Set forth below is information regarding loan balances and the related ALLL, by portfolio type, for the six months ended June 30, 2017 and 2016.

(Dollars in thousands)	Commercial	Real Estate	Land Development	Consumer and Single Family Mortgages	Unallocated	Total
ALLL for the six months ended June 30, 2017:
Balance at beginning of year	$11,276	$4,226	$343	$642	$314	$16,801
Charge offs	(465)	(432)	—	(114)	—	(1,011)
Recoveries	1,194	—	27	167	—	1,388
Provision	(1,892)	863	(213)	428	814	—
Balance at end of year	$10,113	$4,657	$157	$1,123	$1,128	$17,178
Allowance for loan and lease losses as a percentage of average total loans						1.79%
Allowance for loan and lease losses as a percentage of total outstanding loans						1.65%
Ratio of net charge-offs to average loans outstanding (annualized)						(0.08)%
ALLL for the six months ended June 30, 2016:
Balance at beginning of year	$6,639	$5,109	$282	$686	$—	$12,716
Charge offs	(8,672)	—	—	(540)	—	(9,212)
Recoveries	777	1	—	7	—	785
Provision	9,959	(1,282)	(56)	519	—	9,140
Balance at end of year	$8,703	$3,828	$226	$672	$—	$13,429
Allowance for loan and lease losses as a percentage of average total loans						1.59%
Allowance for loan and lease losses as a percentage of total outstanding loans						1.55%
Ratio of net charge-offs to average loans outstanding (annualized)						2.01%
The ALLL increased $3.7 million from June 30, 2016 to June 30, 2017 primarily as a result of loans downgraded during 2016, charge offs exceeding recoveries and new loan growth during that same period. The reserve for loan losses may include an unallocated amount based upon our judgment as to possible credit losses inherent in the loan portfolio that may not have been captured by historical loss experience, qualitative factors, or specific evaluations of impaired loans. Unallocated reserves may be adjusted for factors including, but not limited to, unexpected or unusual events, volatile market and economic conditions, effects of changes or seasoning in methodologies, regulatory guidance and recommendations, or other factors that may impact borrower operating conditions and loss expectations. Management’s judgment as to unallocated reserves is determined in the context of, but separate from, the historical loss trends and qualitative factors described above. The unallocated reserve for loan losses of $1.1 million at June 30, 2017 has increased $814 thousand from the balance at December 31, 2016, primarily due to some uncertainties related to our elevated level of classified loans as of June 30, 2017.  Management believes that the amount of unallocated reserve for loan losses is appropriate and will continue to evaluate on an ongoing basis.
We classify our loan portfolios using asset quality ratings. The credit quality table in Note 5, Loans and Allowance for Loan and Lease Losses above in Item 1, provides a summary of loans by portfolio type and asset quality ratings as of June 30, 2017 and December 31, 2016. Loans totaled approximately $1.0 billion at June 30, 2017, an increase of $95.7 million from $946.5 million at December 31, 2016. The disaggregation of the loan portfolio by risk rating in the credit quality table located in Note 5 reflects the following changes that occurred between December 31, 2016 and June 30, 2017:

•
Loans rated "Pass" totaled $994.1 million, an increase of $114.3 million from $879.8 million at December 31, 2016. The increase was primarily attributable to new loan growth and upgrades of $2.9 million and $4.8 million from " Special Mention" and "Substandard", respectively, partially offset by downgrades to "Special Mention", "Substandard" and "Doubtful" of $9.0 million, $6.4 million and $37 thousand, respectively, and paydowns of principal payments.

•
Loans rated "Special Mention" totaled $18.7 million, an increase of $4.0 million from $14.7 million at December 31, 2016. The increase was primarily the result of $9.0 million downgraded from "Pass", partially offset by $2.9 million upgraded to "Pass" and payoffs and principal payments.

•
Loans rated "Substandard" totaled $28.0 million, a decrease of $20.7 million from $48.7 million at December 31, 2016. This decrease was primarily the result of $21.5 million in principal payments, $4.8 million of loans upgraded to "Pass", and $865 thousand of loans charged off, partially offset by $6.4 million downgraded from "Pass".

•
Loans rated "Doubtful" totaled $1.4 million, a decrease of $1.9 million from $3.3 million at December 31, 2016. This decrease was the result of $1.5 million consolidated into a new loan that is classified as "Substandard" and paydowns on two commercial loan relationships partially offset by the addition of $37 thousand downgraded from "Pass."

Our loss migration analysis currently utilizes a series of twelve staggered 16-quarter migration periods, which was increased during the second quarter of 2015 from four staggered 16-quarter migration periods in order to broaden the loss experience incorporated into the analysis. As a result, for purposes of determining applicable loss factors at June 30, 2017, our migration analysis covered the period from December 31, 2011 to June 30, 2016. We believe this was consistent with and reasonably reflects current economic conditions, portfolio trends and the risks that were inherent in our loan portfolio at June 30, 2017.
The table below sets forth loan delinquencies, by quarter, for the five preceding quarters ended June 30, 2017.

	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016
Loans Delinquent:	(Dollars in thousands)
90 days or more:
Commercial loans	$12,261	$15,406	$13,946	$8,663	$6,910
Commercial real estate	—	432	1,003	1,011	6,076
Land development loans	—	—	—	—	1,140
	12,261	15,838	14,949	9,674	14,126
30-89 days:
Commercial loans	4,129	1,239	7,055	6,287	3,215
Commercial real estate	968	995	4,142	1,034	—
Residential mortgages	—	—	—	62	2,364
Consumer loans	—	261	38	—	115
	5,097	2,495	11,235	7,383	5,694
Total Past Due(1):	$17,358	$18,333	$26,184	$17,057	$19,820

(1)	Past due balances include nonaccrual loans.
As the above table indicates, total past due loans decreased by $8.8 million, to $17.4 million at June 30, 2017 from $26.2 million at December 31, 2016. Loans past due 90 days or more decreased by $2.7 million, to $12.3 million at June 30, 2017, from $14.9 million at December 31, 2016.
Loans 30-89 days past due decreased by $6.1 million to $5.1 million at June 30, 2017 from $11.2 million at December 31, 2016 primarily attributable to $5.9 million moving to “past due 90 days or more”, $1.7 million of payoffs, $2.1 million brought current, and $432 thousand charged off, partially offset by $4.1 million of additions.
Deposits
Average Balances of and Average Interest Rates Paid on Deposits
Set forth below are the average amounts of, and the average rates paid on, deposits for the six months ended June 30, 2017 and year ended December 31, 2016:

	Six Months Ended June 30, 2017		Year Ended December 31, 2016
	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)
Noninterest bearing demand deposits	$318,066	—	$299,447	—
Interest-bearing checking accounts	86,606	0.35%	60,024	0.27%
Money market and savings deposits	348,921	0.76%	327,401	0.63%
Time deposits(1)	267,038	1.12%	263,569	0.99%
Total deposits	$1,020,631	0.58%	$950,441	0.51%

(1)	Comprised of time certificates of deposit in denominations of less than and more than $100,000.
Deposit Totals
Deposits totaled $1.1 billion at June 30, 2017 as compared to $1.0 billion at December 31, 2016. The following table provides information regarding the mix of our deposits at June 30, 2017 and December 31, 2016:

	At June 30, 2017		At December 31, 2016
	Amounts	% of Total Deposits	Amounts	% of Total Deposits
	(Dollars in thousands)
Deposits
Noninterest bearing demand deposits	$343,956	32.3%	$332,573	33.2%
Savings and other interest-bearing transaction deposits	431,605	40.5%	410,819	41.0%
Time deposits(1)	291,143	27.3%	257,908	25.8%
Total deposits	$1,066,704	100.0%	$1,001,300	100.0%

(1)	Comprised of time certificates of deposit in denominations of less than and more than $100,000.
Certificates of deposit in denominations of $100,000 or more, on which we pay higher rates of interest than on other deposits, aggregated $260.9 million, or 24.5%, of total deposits at June 30, 2017, as compared to $227.2 million, or 22.7%, of total deposits at December 31, 2016.
Set forth below is a maturity schedule of domestic time certificates of deposit outstanding at June 30, 2017 and December 31, 2016:

	June 30, 2017		December 31, 2016
Maturities	Certificates of Deposit Under $ 100,000	Certificates of Deposit $100,000 or more	Certificates of Deposit Under $100,000	Certificates of Deposit $100,000 or more
	(Dollars in thousands)
Three months or less	$6,650	$50,421	$9,269	$72,671
Over three and through six months	6,228	43,634	4,794	35,800
Over six and through twelve months	14,200	119,430	11,077	75,932
Over twelve months	3,202	47,378	5,577	42,788
Total	$30,280	$260,863	$30,717	$227,191

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
Our liquid assets, which included cash and due from banks, federal funds sold, interest earning deposits that we maintain with financial institutions and unpledged securities available for sale (excluding FRBSF and FHLB stock) totaled $135.4 million, which represented 11% of total assets, at June 30, 2017. We believe that our cash and cash equivalent resources, together with available borrowings under our credit facilities, will be sufficient to meet normal operating requirements for at least the next twelve months, including to enable us to meet any increase in deposit withdrawals that might occur in the foreseeable future.
Cash Flow Provided by Operating Activities. During the six months ended June 30, 2017, operating activities provided net cash of $3.7 million, primarily attributable to our net income of $4.3 million, partially offset by an increase in our other assets and accrued interest receivable. During the six months ended June 30, 2016, operating activities provided net cash of $695 thousand, primarily attributable to the adjustments for depreciation and amortization and stock compensation expense to our net income before income tax benefit or provision of $1.4 million.
Cash Flow Used in Investing Activities. During the six months ended June 30, 2017, investing activities used net cash of $93.1 million, primarily attributable to $95.8 million used to fund an increase in loans and $1.0 million for the purchase of securities available for sale and stock, partially offset by $3.9 million of cash from maturities of and principal payments on securities available for sale and other stock. During the six months ended June 30, 2016, investing activities used net cash of $26.3 million, primarily attributable to $31.4 million used to fund an increase in loans, partially offset by $3.9 million of cash from maturities and principal payments on securities available for sale and proceeds of $757 thousand from the sale of OREO.
Cash Flow Provided by Financing Activities. During the six months ended June 30, 2017, financing activities provided net cash of $66.4 million, consisting of a $65.4 million increase in our deposits, which was primarily the result of new client acquisition, $15.0 million in proceeds from FHLB borrowings and $995 thousand from the exercise of stock options, partially offset by a $15.0 million decrease in borrowings. During the six months ended June 30, 2016, financing activities provided net cash of $43.2 million, consisting of a $44.5 million increase in our demand deposits, which was the result of new client acquisition.
Ratio of Loans to Deposits. The relationship between gross loans and total deposits can provide a useful measure of a bank’s liquidity. Since repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loan-to-deposit ratio the less liquid are our assets. On the other hand, since we realize greater yields on loans than we do on investments, a lower loan-to-deposit ratio can adversely affect interest income and earnings. As a result, our goal is to achieve a loan-to-deposit ratio that appropriately balances the requirements of liquidity and the need to generate a fair return on our assets. At June 30, 2017 and December 31, 2016, the loan-to-deposit ratio was 98% and 95%, respectively.
Capital Resources
Regulatory Capital Requirements Applicable to Banking Institutions
Under federal banking regulations that apply to all United States based bank holding companies and federally insured banks, the Company (on a consolidated basis) and the Bank (on a stand-alone basis) must meet specific capital adequacy requirements that, for the most part, involve quantitative measures, primarily in terms of the ratios of their capital to their assets, liabilities, and certain off-balance sheet items, calculated under regulatory accounting practices. Under those regulations, each bank holding company must meet a minimum capital ratio and each federally insured bank is determined by its primary federal bank regulatory agency to come within one of the following capital adequacy categories on the basis of its capital ratios:

•	well-capitalized

•	adequately capitalized

•	undercapitalized

•	significantly undercapitalized; or

•	critically undercapitalized
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
The following table sets forth the capital and capital ratios of the Company (on a consolidated basis) and the Bank (on a stand-alone basis) at June 30, 2017, as compared to the respective regulatory requirements applicable to them.

			Applicable Federal Regulatory Requirement
			For Capital Adequacy Purposes		To be Categorized As Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total Capital to Risk Weighted Assets:
Company	$138,201	12.1%	$98,721	At least 8.625	N/A	N/A
Bank	125,880	11.1%	97,655	At least 8.625	$113,223	At least 10.0
Common Equity Tier 1 Capital to Risk Weighted Assets:
Company	$106,851	9.3%	$58,660	At least 5.125	N/A	N/A
Bank	111,683	9.9%	58,027	At least 5.125	$73,595	At least 6.5
Tier 1 Capital to Risk Weighted Assets:
Company	$123,851	10.8%	$75,829	At least 6.625	N/A	N/A
Bank	111,683	9.9%	75,010	At least 6.625	$90,578	At least 8.0
Tier 1 Capital to Average Assets:
Company	$123,851	10.7%	$46,440	At least 4.0	N/A	N/A
Bank	111,683	9.7%	46,048	At least 4.0	$57,560	At least 5.0
As the above table indicates, at June 30, 2017, the Bank (on a stand-alone basis) qualified as a “well—capitalized” institution, and the capital ratios of the Company (on a consolidated basis) exceeded the capital ratios mandated for bank holding companies, under federally mandated capital standards and federally established prompt corrective action regulations. Since June 30, 2017, there have been no events or circumstances known to us which have changed or which are expected to result in a change in the Company’s or the Bank’s classifications as well-capitalized institutions.
In early July 2013, the Federal Reserve Board and the FDIC issued final rules implementing the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act changes.  The rules revise minimum capital requirements and adjust prompt corrective action thresholds.  The final rules revise the regulatory capital elements, add a new common equity Tier 1 capital ratio, increase the minimum Tier 1 capital ratio requirement, and implement a new capital conservation buffer.  The rules also permit certain banking organizations to retain, through a one-time election, the existing treatment for accumulated other comprehensive income.  The final rules took effect for community banks on January 1, 2015, subject to a transition period for certain parts of the rules.  At June 30, 2017 the Bank (on a stand-alone basis) continued to qualify as a well-capitalized institution, and the Company continued to exceed the minimum required capital ratios applicable to it, under the capital adequacy guidelines described above.
The consolidated total capital and Tier 1 capital of the Company at June 30, 2017 includes an aggregate of $17.0 million principal amount of the $17.5 million of 30-year junior subordinated debentures that we issued in 2002 and 2004 (the “Debentures”). See “—Contractual Obligations—Junior Subordinated Debentures” below for additional information. We contributed the net proceeds from the sales of the Debentures to the Bank, thereby providing it with additional cash to fund the growth of its banking operations and, at the same time, to increase its total capital and Tier 1 capital.
Quarterly interest payments on the Debentures require prior approval of the FRBSF. As of June 30, 2017, we were current on all interest payments.
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
The principal source of cash available to a bank holding company consists of cash dividends from its bank subsidiaries. There are currently several restrictions on the Bank’s ability to pay us cash dividends. Government regulations, including the laws of the State of California, as they pertain to the payment of cash dividends by California state chartered banks, limits the amount of funds that the Bank is permitted to dividend to us. Further, Section 23(a) of the Federal Reserve Act limits the amounts that a bank may loan to its bank holding company to an aggregate of no more than 10% of the bank subsidiary’s capital surplus and retained earnings and requires that such loans be secured by specified assets of the bank holding company. We have committed to obtaining approval from the FRB and the CDBO prior to Bancorp paying any dividends, or making any distributions representing interest, principal or other sums on subordinated debentures or trust preferred securities. There can be no assurance that our regulators will approve such payments or dividends in the future. Refer to “Regulatory Matters” in Item 1 of our 2016 Form 10-K and Note 14, Shareholders' Equity in the notes to our consolidated financial statements on our 2016 Form 10-K for more detail regarding the regulatory restrictions on our and the Bank's ability to pay dividends. While restrictions on the payment of dividends from the Bank to us exist, there are no restrictions on the dividends that PMAR may pay us. As of June 30, 2017, PMAR has approximately $10.6 million in assets and could provide us with additional cash if required. In addition, we currently have sufficient cash on hand to meet our cash obligations. As a result, we do not expect that these restrictions will impact our ability to meet our cash obligations.

Off Balance Sheet Arrangements
Loan Commitments and Standby Letters of Credit. To meet the financing needs of our customers in the normal course of business, we are a party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit and standby letters of credit. At June 30, 2017 and December 31, 2016, we were committed to fund certain loans including letters of credit amounting to approximately $288 million and $317 million, respectively.
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
Contractual Obligations
Borrowings. As of June 30, 2017, we had $15.0 million of outstanding borrowings from the FHLB. These borrowings matured and were repaid on July 3, 2017. The interest rate on these borrowings was 1.09%. At June 30, 2017, $595 million of loans were pledged to support our unfunded borrowing capacity. At June 30, 2017, we had unused borrowing capacity of $284 million with the FHLB.
The highest amount of borrowings outstanding at any month-end during the six months ended June 30, 2017 was $15.0 million. The highest amount of borrowings outstanding at any month end in 2016 consisted of $15.0 million of borrowings from the FHLB.
Junior Subordinated Debentures. Pursuant to rulings of the Federal Reserve Board, bank holding companies were permitted to issue long term subordinated debt instruments that, subject to certain conditions, would qualify as and, therefore, augment capital for regulatory purposes. At June 30, 2017, we had outstanding approximately $17.5 million principal amount of Debentures, of which $17.0 million qualified as additional Tier 1 capital for regulatory purposes as of June 30, 2017.
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

These Debentures require quarterly interest payments, which are used to make quarterly distributions required to be paid on the corresponding trust preferred securities. Subject to certain conditions, we have the right, at our discretion, to defer those interest payments, and the corresponding distributions on the trust preferred securities, for up to five years. Exercise of this deferral right does not constitute a default of our obligations to pay the interest on the Debentures or the corresponding distributions that are payable on the trust preferred securities. We have committed to obtaining approval from the FRB and the CDBO prior to making any distributions representing interest, principal or other sums on subordinated debentures or trust preferred securities. Refer to “Regulatory Matters” in Item 1 of our 2016 Form 10-K for further detail. As of June 30, 2017, we were current on all interest payments. There can be no assurance that our regulators will approve such payments in the future.
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
We measure interest rate risk and the effect of changes in market interest rates using a net interest income simulation analysis. The analysis incorporates our balance sheet as of June 30, 2017 and assumptions that reflect the current interest rate environment. The analysis estimates the interest rate impact of a parallel increase in interest rates over a twelve-month horizon.
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
The estimated changes in net interest income for a twelve-month period based on changes in the interest rates applied as of June 30, 2017 were as follows:

Change in Market Interest Rates (basis points)	Amount ($)	Percent (%)
	(in thousands)
+200	$4,276	9.4%
+100	2,108	4.6%
-100	(4,145)	(9.1)%
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

The estimated changes in EVE based on interest rates applied as of June 30, 2017 were as follows:

Change in Market Interest Rates (basis points)	Amount ($)	Percent (%)
	(in thousands)
+200	$29,477	19.0%
+100	15,188	9.8%
-100	(5,059)	(3.3)%

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
There have been no significant changes during the six months ended June 30, 2017 to the items that we disclosed as our critical accounting policies and estimates in Critical Accounting Policies within Management's Discussion and Analysis of Financial Condition and Results of Operations included in our 2016 Form 10-K.

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
As required by SEC rules, an evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness, as of June 30, 2017, of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2017, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 7, 2017.

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