Form 10-Q
period 2017-09-30
PACIFIC MERCANTILE BANCORP
filed 2017-11-03
CIK 1109546

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Securities Exchange Act Rule 12b-2). Yes  ☐    No  ☒
As of November 1, 2017, there were 23,189,550 shares of Common Stock outstanding.

PACIFIC MERCANTILE BANCORP
QUARTERLY REPORT ON FORM 10Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2017

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except for per share data)
(Unaudited)

	September 30, 2017	December 31, 2016
ASSETS
Cash and due from banks	$15,186	$16,789
Interest bearing deposits with financial institutions	92,687	122,056
Cash and cash equivalents	107,873	138,845
Interest-bearing time deposits with financial institutions	3,419	3,669
Federal Reserve Bank of San Francisco and Federal Home Loan Bank Stock, at cost	7,790	8,170
Securities available for sale, at fair value	41,935	43,480
Loans (net of allowances of $15,048 and $16,801, respectively)	1,027,896	931,525
Accrued interest receivable	3,565	2,702
Premises and equipment, net	1,150	1,257
Other assets	11,333	11,041
Total assets	$1,204,961	$1,140,689
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$320,248	$332,573
Interest-bearing	734,272	668,727
Total deposits	1,054,520	1,001,300
Borrowings	15,000	15,000
Accrued interest payable	272	201
Other liabilities	7,383	6,942
Junior subordinated debentures	17,527	17,527
Total liabilities	1,094,702	1,040,970
Commitments and contingencies (Note 10)
Shareholders’ equity:
Common stock, no par value, 85,000,000 shares authorized; 23,188,650 and 23,004,668 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	150,269	148,680
Accumulated deficit	(39,082)	(47,119)
Accumulated other comprehensive loss	(928)	(1,842)
Total shareholders’ equity	110,259	99,719
Total liabilities and shareholders’ equity	$1,204,961	$1,140,689
The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except for per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Interest income:
Loans, including fees	$13,386	$9,998	$35,927	$28,700
Securities available for sale and stock	304	356	930	1,075
Interest-bearing deposits with financial institutions	335	244	904	613
Total interest income	14,025	10,598	37,761	30,388
Interest expense:
Deposits	1,845	1,240	4,792	3,513
Borrowings	175	169	497	502
Total interest expense	2,020	1,409	5,289	4,015
Net interest income	12,005	9,189	32,472	26,373
Provision for loan and lease losses	—	10,730	—	19,870
Net interest income (loss) after provision for loan and lease losses	12,005	(1,541)	32,472	6,503
Noninterest income
Service fees on deposits and other banking services	346	279	985	801
Net gain on sale of small business administration loans	—	—	—	40
Net loss on sale of other assets	(16)	—	(14)	—
Other noninterest income	634	775	2,393	1,830
Total noninterest income	964	1,054	3,364	2,671
Noninterest expense
Salaries and employee benefits	5,796	5,727	17,171	16,920
Occupancy	659	794	1,958	2,332
Equipment and depreciation	430	502	1,248	1,374
Data processing	377	340	1,063	942
FDIC expense	294	229	859	675
Other real estate owned expense, net	—	—	—	(70)
Professional fees	958	1,110	3,100	2,435
Business development	139	199	496	543
Loan related expense	(5)	152	194	264
Insurance	62	69	186	221
Other operating expense	466	565	1,374	1,499
Total noninterest expense	9,176	9,687	27,649	27,135
Income (loss) before income taxes	3,793	(10,174)	8,187	(17,961)
Income tax provision	37	20,352	150	16,991
Net income (loss) allocable to common shareholders	$3,756	$(30,526)	$8,037	$(34,952)
Basic income (loss) per common share:
Net income (loss) available to common shareholders	$0.16	$(1.33)	$0.35	$(1.52)
Diluted income (loss) per common share:
Net income (loss) available to common shareholders	$0.16	$(1.33)	$0.35	$(1.52)
Weighted average number of common shares outstanding:
Basic	23,192,994	22,996,426	23,172,810	22,944,120
Diluted	23,331,413	22,996,426	23,290,068	22,944,120
The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income (loss)	$3,756	$(30,526)	$8,037	$(34,952)
Other comprehensive income, net of tax:
Change in unrealized gain on securities available for sale	262	(264)	914	366
Total comprehensive income (loss)	$4,018	$(30,790)	$8,951	$(34,586)
The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Shares and dollars in thousands)
(Unaudited)
For the Nine Months Ended September 30, 2017

	Common stock		Retained earnings (accumulated deficit)	Accumulated other comprehensive income (loss)	Total
	Number of shares	Amount
Balance at December 31, 2016	23,005	$148,680	$(47,119)	$(1,842)	$99,719
Issuance of restricted stock, net	11	—	—	—	—
Common stock based compensation expense	—	593	—	—	593
Common stock options exercised	173	996	—	—	996
Net income	—	—	8,037	—	8,037
Other comprehensive income	—	—	—	914	914
Balance at September 30, 2017	23,189	$150,269	$(39,082)	$(928)	$110,259
The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash Flows From Operating Activities:
Net income (loss)	$8,037	$(34,952)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	318	368
Provision for loan and lease losses	—	19,870
Amortization of premium on securities	172	213
Net amortization of deferred fees and unearned income on loans	(435)	(186)
Net gain on sales of other real estate owned	—	(107)
Net gain on sale of premises and equipment	(2)	—
Net loss on sale of other assets	16	—
Net gain on sale of small business administration loans	—	(40)
Small business administration loan originations	—	(806)
Proceeds from sale of small business administration loans	—	840
Stock-based compensation expense	593	807
Tax effect of restricted stock vesting	—	(16)
Changes in operating assets and liabilities:
Net increase in accrued interest receivable	(863)	(257)
Net increase in other assets	(526)	(912)
Net decrease in deferred taxes	—	16,939
Net decrease in income taxes receivable	27	738
Net increase (decrease) in accrued interest payable	71	(4)
Net increase (decrease) in other liabilities	441	(223)
Net cash provided by operating activities	7,849	2,272
Cash Flows From Investing Activities:
Net decrease in interest-bearing time deposits with financial institutions	250	996
Maturities of and principal payments received on securities available for sale and other stock	5,700	6,041
Purchase of securities available for sale and other stock	(3,033)	—
Purchase of other investments	(133)	(87)
Proceeds from sale of other real estate owned	—	757
Net increase in loans	(95,719)	(25,715)
Purchases of premises and equipment	(211)	(524)
Proceeds from sale of other assets	107	—
Proceeds from sale of premises and equipment	2	—
Net cash used in investing activities	(93,037)	(18,532)
Cash Flows From Financing Activities:
Net increase in deposits	53,220	56,326
Proceeds from borrowings	30,000	—
Payments of borrowings	(30,000)	(10,000)
Proceeds from exercise of common stock options	996	455
Net cash provided by financing activities	54,216	46,781
Net (decrease) increase in cash and cash equivalents	(30,972)	30,521
Cash and Cash Equivalents, beginning of period	138,845	113,921
Cash and Cash Equivalents, end of period	$107,873	$144,442
Supplementary Cash Flow Information:
Cash paid for interest on deposits and other borrowings	$5,218	$4,019
Cash paid for income taxes	$123	$12
Non-Cash Investing Activities:
Transfer of loans into other assets	$217	$—
 The accompanying notes are an integral part of these consolidated financial statements.

1. Nature of Business
Organization
Pacific Mercantile Bancorp (“PMBC”) is a bank holding company which, through its wholly owned subsidiary, Pacific Mercantile Bank (the “Bank”), is engaged in the commercial banking business in Southern California. PMBC is registered as a one bank holding company under the United States Bank Holding Company Act of 1956, as amended, and, as such, is regulated by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) and the Federal Reserve Bank of San Francisco (“FRBSF”) under delegated authority from the Federal Reserve Board. Substantially all of our operations are conducted and substantially all of our assets are owned by the Bank, which accounts for substantially all of our consolidated revenues, expenses, and income. The Bank provides a full range of banking services to small and medium-size businesses and professionals primarily in Orange, Los Angeles, San Bernardino and San Diego counties in Southern California and is subject to competition from, among other things, other banks and financial institutions and from financial services organizations conducting operations in those same markets. The Bank is chartered by the California Department of Business Oversight under the Division of Financial Institutions and is a member of the FRBSF. In addition, the deposit accounts of the Bank’s customers are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to the maximum amount allowed by law. PM Asset Resolution, Inc. (“PMAR”) is a wholly owned subsidiary of PMBC which exists for the purpose of purchasing certain non-performing loans and other real estate from the Bank and thereafter collecting on or disposing of those assets.
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
Principles of Consolidation
Our consolidated financial statements for the three and nine months ended September 30, 2017 and 2016 include the accounts of PMBC, the Bank and PMAR. All significant intercompany balances and transactions were eliminated in consolidation.
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
In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” which simplifies how several aspects of share-based payments are accounted for and presented in the financial statements. Under the new guidance, some of the aspects that are simplified include: income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This guidance is effective for interim and annual periods beginning after December 15, 2016. Early adoption was permitted. We adopted this guidance on January 1, 2017. As of December 31, 2016, we had excess tax benefits of approximately $211 thousand for which a benefit could not be previously recognized. Upon adoption, the balance of the unrecognized excess tax benefits was reversed with the impact recorded to retained earnings including any change to the valuation allowance as a result of the adoption.  Due to the full valuation allowance on the deferred tax assets, there was no impact to our consolidated financial statements as a result of this adoption. Upon adoption of this guidance, we elected to recognize forfeitures as they occur instead of applying an estimated forfeiture rate to each grant, which was the previous practice. The recorded impact to our beginning retained earnings was less than $10 thousand and not considered material. On a prospective basis, we expect the new guidance could create quarterly volatility in our noninterest expense as forfeitures occur.
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
FHLB and FRBSF Stock. The Bank is a member of the Federal Home Loan Bank of San Francisco (“FHLB”) and the FRBSF. As members, we are required to own stock of the FHLB and the FRBSF, the amount of which is based primarily on the level of our borrowings from those institutions. We also have the right to acquire additional shares of stock in either or both of the FHLB and the FRBSF. During the nine months ended September 30, 2017, we purchased $38 thousand of FHLB stock and no shares of FRBSF stock. During the nine months ended September 30, 2017, 8,354 shares, or $418 thousand, of FRBSF stock was called by FRBSF. No shares of FHLB stock or FRBSF stock were purchased or called during the three months ended September 30, 2017. The fair values of the FHLB and FRBSF stock are equal to their respective carrying amounts, are classified as restricted securities and are periodically evaluated for impairment based on our assessment of the ultimate recoverability of our investments in that stock. Any cash or stock dividends paid to us on such stock are reported as income.
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
Assets Recorded at Fair Value on a Recurring Basis
The following tables show the recorded amounts of assets and liabilities measured at fair value on a recurring basis at September 30, 2017 and December 31, 2016:

	At September 30, 2017
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Assets at Fair Value:
Investment securities available for sale
U.S. Treasury securities	$2,987	$2,987	$—	$—
Residential mortgage backed securities issued by U.S. agencies	31,918	—	31,918	—
Residential collateralized mortgage obligations issued by non-agency	404	—	404	—
Asset-backed security	1,690	—	—	1,690
Mutual funds	4,936	4,936	—	—
Total securities available for sale at fair value	$41,935	$7,923	$32,322	$1,690

	At December 31, 2016
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Assets at Fair Value:
Investment securities available for sale
Residential mortgage backed securities issued by U.S. agencies	$36,675	$—	$36,675	$—
Residential collateralized mortgage obligations issued by non-agency	468	—	468	—
Asset-backed security	1,433	—	—	1,433
Mutual funds	4,904	4,904	—	—
Total securities available for sale at fair value	$43,480	$4,904	$37,143	$1,433

The changes in Level 3 assets measured at fair value on a recurring basis are summarized as follows for the nine months ended September 30, 2017:

Asset Backed Securities
(Dollars in thousands)
Balance of recurring Level 3 instruments at December 31, 2016	$1,433
Total gains or losses (realized/unrealized):
Included in other comprehensive income	257
Balance of recurring Level 3 instruments at September 30, 2017	$1,690
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

	At September 30, 2017				At December 31, 2016
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets at Fair Value:
Impaired loans	$10,768	$—	$—	$10,768	$24,897	$—	$—	$24,897
Other foreclosed assets	95	—	95	—	—	—	—	—
Total	$10,863	$—	$95	$10,768	$24,897	$—	$—	$24,897

Significant Unobservable Inputs and Valuation Techniques of Level 3 Fair Value Measurements
For our fair value measurements classified in Level 3 of the fair value hierarchy as of September 30, 2017, a summary of the significant unobservable inputs and valuation techniques is as follows:

	Fair Value Measurement as of September 30, 2017	Valuation Techniques(3)	Unobservable Inputs(3)	Range	Weighted Average
	(Dollars in thousands)
Assets
Asset-backed security	$1,690	Third-Party Pricing	Marketability discount	N/A (1)	N/A (1)
			Illiquidity discount	N/A (1)	N/A (1)
Impaired loans	10,768	Third-Party Pricing	Discounted cash flow	N/A (2)	N/A (2)
	$12,458

(1)	Information is unavailable as valuation was obtained from third-party pricing services.

(2)
As part of our process, we obtain appraisals for our various properties included within impaired loans which primarily rely upon market comparisons. These market comparisons support our assumption that the carrying value of the respective loans either requires or does not require additional impairment.

(3)	As of September 30, 2017, there has been no change to our valuation techniques or the types of unobservable inputs used in the calculation of fair value from December 31, 2016.
Fair Value Measurements for Other Financial Instruments
The table below provides estimated fair values and related carrying amounts of our financial instruments as of September 30, 2017 and December 31, 2016, excluding financial assets and liabilities which are recorded at fair value on a recurring basis.

	Estimated Fair Value
	At September 30, 2017					At December 31, 2016
	Carrying Value	Total	Level 1	Level 2	Level 3	Carrying Value	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$107,873	$107,873	$107,873	$—	$—	$138,845	$138,845	138,845	—	—
Interest-bearing deposits with financial institutions	3,419	3,419	3,419	—	—	3,669	3,669	3,669	—	—
Federal Reserve Bank of San Francisco and Federal Home Loan Bank stock	7,790	7,790	7,790	—	—	8,170	8,170	8,170	—	—
Loans, net	1,027,896	1,020,111	—	—	1,020,111	931,525	928,885	—	—	928,885
Accrued interest receivable	3,565	3,565	3,565	—	—	2,702	2,702	2,702	—	—
Financial liabilities:
Noninterest bearing deposits	320,248	320,248	320,248	—	—	332,573	332,573	332,573	—	—
Interest-bearing deposits	734,272	734,006	—	734,006	—	668,727	668,089	—	668,089	—
Borrowings	15,000	15,000	—	15,000	—	15,000	15,000	—	15,000	—
Junior subordinated debentures	17,527	17,527	—	17,527	—	17,527	17,527	—	17,527	—
Accrued interest payable	272	272	272	—	—	201	201	201	—	—

4. Investments
Securities Available For Sale, at Fair Value
The following table sets forth the major components of securities available for sale and compares the amortized costs and estimated fair market values of, and the gross unrealized gains and losses on, these securities at September 30, 2017 and December 31, 2016:

(Dollars in thousands)	September 30, 2017				December 31, 2016
	Amortized Cost	Gross Unrealized		Estimated Fair Value	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gain	Loss			Gain	Loss
Securities Available for Sale
U.S. Treasury securities	$2,995	$—	$(8)	$2,987	$—	$—	$—	$—
Residential mortgage backed securities issued by U.S. Agencies(1)	32,469	7	(558)	31,918	37,813	6	(1,144)	36,675
Residential collateralized mortgage obligations issued by non-agencies(1)	399	5	—	404	484	—	(16)	468
Asset backed security(2)	2,000	—	(310)	1,690	2,025	—	(592)	1,433
Mutual funds(3)	5,000	16	(80)	4,936	5,000	11	(107)	4,904
Total	$42,863	$28	$(956)	$41,935	$45,322	$17	$(1,859)	$43,480

(1)	Secured by closed-end first liens on 1-4 family residential mortgages.

(2)	Comprised of a security that represents an interest in a pool of trust preferred securities issued by U.S.-based banks and insurance companies.

(3)	Consists primarily of mutual fund investments in closed-end first liens on 1-4 family residential mortgages.
At September 30, 2017 and December 31, 2016, U.S. agency residential mortgage backed securities with an aggregate fair market value of $22.8 million and $21.1 million, respectively, were pledged to secure repurchase agreements, local agency deposits and treasury, tax and loan accounts.
The amortized cost and estimated fair values of securities available for sale at September 30, 2017 and December 31, 2016 are shown in the tables below by contractual maturities taking into consideration historical prepayments based on the prior twelve months of principal payments. Expected maturities will differ from contractual maturities and historical prepayments, particularly with respect to collateralized mortgage obligations, primarily because prepayment rates are affected by changes in conditions in the interest rate market and, therefore, future prepayment rates may differ from historical prepayment rates.

	At September 30, 2017 Maturing in
(Dollars in thousands)	One year or less	Over one year through five years	Over five years through ten years	Over ten Years	Total
Securities available for sale, amortized cost	$6,779	$24,808	$8,759	$2,517	$42,863
Securities available for sale, estimated fair value	6,680	24,545	8,612	2,098	41,935
Weighted average yield	1.60%	1.57%	1.59%	3.52%	1.70%

	At December 31, 2016 Maturing in
(Dollars in thousands)	One year or less	Over one year through five years	Over five years through ten years	Over ten Years	Total
Securities available for sale, amortized cost	$8,068	$24,014	$9,933	$3,307	$45,322
Securities available for sale, estimated fair value	7,831	23,344	9,619	2,686	43,480
Weighted average yield	1.48%	1.52%	1.58%	2.76%	1.62%
During the three and nine months ended September 30, 2017, we purchased $2.0 million and $3.0 million, respectively, of securities available for sale. No securities available for sale were purchased during the three and nine months ended September 30, 2016. We had no sales of securities available for sale during the three and nine months ended September 30, 2017 and 2016.
The tables below indicate, as of September 30, 2017 and December 31, 2016, the gross unrealized losses and fair values of our investments, aggregated by investment category, and length of time that the individual securities have been in a continuous unrealized loss position.

	Securities with Unrealized Loss at September 30, 2017
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury securities	$2,987	$(8)	$—	$—	$2,987	$(8)
Residential mortgage backed securities issued by U.S. Agencies	13,765	(123)	17,657	(435)	31,422	(558)
Residential collateralized mortgage obligations issued by non-agencies	—	—	—	—	—	—
Asset backed security	—	—	1,690	(310)	1,690	(310)
Mutual funds	3,206	(44)	964	(36)	4,170	(80)
Total	$19,958	$(175)	$20,311	$(781)	$40,269	$(956)

	Securities With Unrealized Loss as of December 31, 2016
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Residential mortgage backed securities issued by U.S. Agencies	$16,110	$(267)	$19,975	$(877)	$36,085	$(1,144)
Residential collateralized mortgage obligations issued by non-agencies	—	—	468	(16)	468	(16)
Asset-backed security	—	—	1,433	(592)	1,433	(592)
Mutual funds	3,185	(65)	957	(42)	4,142	(107)
Total	$19,295	$(332)	$22,833	$(1,527)	$42,128	$(1,859)
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
Through the impairment assessment process, we determined that the available-for-sale securities discussed below were other-than-temporarily impaired at September 30, 2017. We recorded no impairment credit losses on available-for-sale securities in our consolidated statements of operations for the three and nine months ended September 30, 2017 and 2016. The OTTI related to factors other than credit losses, in the aggregate amount of $310 thousand, and was recognized as other comprehensive loss in our accompanying consolidated statement of financial condition as of September 30, 2017.

The table below presents, for the nine months ended September 30, 2017, a roll-forward of OTTI in those instances when a portion of the OTTI was attributable to non-credit related factors and, therefore, was recognized in other comprehensive loss:

(Dollars in thousands)	Gross Other- Than- Temporary Impairments	Other-Than- Temporary Impairments Included in Other Comprehensive Loss	Net Other-Than- Temporary Impairments Included in Retained Earnings (Deficit)
Balance – December 31, 2016	$(1,145)	$(592)	$(553)
Change in market value on a security for which an OTTI was previously recognized	257	257	—
Principal received on OTTI security	25	25	—
Balance – September 30, 2017	$(863)	$(310)	$(553)

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
Based on our OTTI assessment process, we determined that there is one asset-backed security in our portfolio of securities available for sale that was impaired as of September 30, 2017. This security is a multi-class, cash flow collateralized bond obligation backed by a pool of trust preferred securities issued by a diversified pool of 56 issuers that consisted of 45 U.S. depository institutions and 11 insurance companies at the time of the security’s issuance in November 2007. We purchased $3.0 million face amount of this security in November 2007 at a price of 95.21% for a total purchase price of $2.9 million, out of a total of $363 million of this security sold at the time of issuance. The security that we own (CUSIP 74042CAE8) is the mezzanine class B piece security with a variable interest rate of 3 month LIBOR plus 60 basis points, which had a rating of Aa2 and AA by Moody’s and Fitch, respectively, at the time of issuance in 2007.
As of September 30, 2017, the amortized cost of this security was $2.0 million with a fair value of $1.7 million, for an unrealized loss of approximately $310 thousand. As of September 30, 2017, the security had a Baa3 rating from Moody’s and a B rating from Fitch and had experienced $42.5 million in defaults (12.7% of total current collateral) and $7.0 million in deferring securities (2.1% of total current collateral) from issuance to September 30, 2017. As of September 30, 2017, the mezzanine class B tranche had $63.1 million in excess subordination.
We have made a determination that the remainder of our securities with respect to which there were unrealized losses as of September 30, 2017 are not other-than-temporarily impaired, because we have concluded that we have the ability to continue to hold those securities until their respective fair market values increase above their respective amortized costs or, if necessary, until their respective maturities. In reaching that conclusion we considered a number of factors and other information, which included: (i) the significance of each such security, (ii) the amount of the unrealized losses attributable to each such security, (iii) our liquidity position, (iv) the impact that retention of those securities could have on our capital position and (v) our evaluation of the expected future performance of these securities (based on the criteria discussed above).
Other Investments
As of September 30, 2017 and December 31, 2016, we had one investment in a limited partnership which was accounted for under the cost method of accounting and included within other assets on the consolidated statements of financial condition. During the nine months ended September 30, 2017, we had $133 thousand of contributions to the investment. We had no contributions to the investment during either the three months ended September 30, 2017 or September 30, 2016. We had $87 thousand in contributions to this investment during the nine months ended September 30, 2016. As of September 30, 2017 and December 31, 2016, our other investment was as follows:

	September 30, 2017	December 31, 2016
	(Dollars in thousands)
Investments accounted for under the cost method (1)	$799	$666

(1)	Represents the aggregate carrying amount of our investments that were not evaluated for impairment.

5. Loans and Allowance for Loan and Lease Losses
The loan portfolio consisted of the following at:

	September 30, 2017		December 31, 2016
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial loans	$364,242	35.0%	$333,376	35.2%
Commercial real estate loans – owner occupied	211,514	20.3%	214,420	22.7%
Commercial real estate loans – all other	235,319	22.6%	173,223	18.3%
Residential mortgage loans – multi-family	123,698	11.9%	130,930	13.8%
Residential mortgage loans – single family	27,983	2.7%	34,527	3.6%
Construction and land development loans	28,461	2.7%	18,485	2.0%
Consumer loans	48,801	4.7%	41,563	4.4%
Total loans	1,040,018	100.0%	946,524	100.0%
Deferred loan origination costs, net	2,926		1,802
Allowance for loan and lease losses	(15,048)		(16,801)
Loans, net	$1,027,896		$931,525
At September 30, 2017 and December 31, 2016, loans of approximately $642 million and $527 million, respectively, were pledged to secure borrowings obtained from the FHLB and to support our unfunded borrowing capacity. During the nine months ended September 30, 2017, we purchased $30.1 million of performing commercial real estate - owner occupied and commercial real estate - all other loans. No loans were purchased during the three months ended September 30, 2017. During the three and nine months ended September 30, 2016, we purchased $22.9 million and $52.8 million of performing residential multi-family loans.
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

Set forth below is a summary of the activity in the ALLL during the three and nine months ended September 30, 2017 and 2016:

(Dollars in thousands)	Commercial	Real Estate	Construction and Land Development	Consumer and Single Family Mortgages	Unallocated	Total
ALLL in the three months ended September 30, 2017:
Balance at beginning of period	$10,113	$4,657	$157	$1,123	$1,128	$17,178
Charge offs	(2,228)	—	—	(47)	—	(2,275)
Recoveries	140	—	—	5	—	145
Provision	1,140	(615)	189	(89)	(625)	—
Balance at end of period	$9,165	$4,042	$346	$992	$503	$15,048
ALLL in the nine months ended September 30, 2017:
Balance at beginning of period	$11,276	$4,226	$343	$642	$314	$16,801
Charge offs	(2,694)	(432)	—	(161)	—	(3,287)
Recoveries	1,334	—	27	173	—	1,534
Provision	(751)	248	(24)	338	189	—
Balance at end of period	$9,165	$4,042	$346	$992	$503	$15,048
ALLL in the three months ended September 30, 2016:
Balance at beginning of period	$8,703	$3,828	$226	$672	$—	$13,429
Charge offs	(6,605)	(1,118)	—	—	—	(7,723)
Recoveries	202	—	—	4	—	206
Provision	9,981	707	82	(40)	—	10,730
Balance at end of period	$12,281	$3,417	$308	$636	$—	$16,642
ALLL in the nine months ended September 30, 2016:
Balance at beginning of period	$6,639	$5,109	$282	$686	$—	$12,716
Charge offs	$(16,356)	$(1,119)	$—	$540	$—	$(16,935)
Recoveries	979	1	—	11	—	991
Provision	21,019	(574)	26	(601)	—	19,870
Balance at end of period	$12,281	$3,417	$308	$636	$—	$16,642

Set forth below is information regarding loan balances and the related ALLL, by portfolio type, as of September 30, 2017 and December 31, 2016.

(Dollars in thousands)	Commercial	Real Estate	Construction and Land Development	Consumer and Single Family Mortgages	Unallocated	Total
ALLL balance at September 30, 2017 related to:
Loans individually evaluated for impairment	$451	$—	$—	$—	$—	$451
Loans collectively evaluated for impairment	8,714	4,042	346	992	503	14,597
Total	$9,165	$4,042	$346	$992	$503	$15,048
Loans balance at September 30, 2017 related to:
Loans individually evaluated for impairment	$7,846	$2,748	$—	$174	$—	$10,768
Loans collectively evaluated for impairment	356,396	567,783	28,461	76,610	—	1,029,250
Total	$364,242	$570,531	$28,461	$76,784	$—	$1,040,018
ALLL balance at December 31, 2016 related to:
Loans individually evaluated for impairment	$2,042	$—	$—	$—	$—	$2,042
Loans collectively evaluated for impairment	9,234	4,226	343	642	314	14,759
Total	$11,276	$4,226	$343	$642	$314	$16,801
Loans balance at December 31, 2016 related to:
Loans individually evaluated for impairment	$20,330	$4,346	$—	$221	$—	$24,897
Loans collectively evaluated for impairment	313,046	514,227	18,485	75,869	—	921,627
Total	$333,376	$518,573	$18,485	$76,090	$—	$946,524

Credit Quality
The amounts of nonperforming assets and delinquencies that occur within our loan portfolio factor into our evaluation of the adequacy of the ALLL.
The following table provides a summary of the delinquency status of loans by portfolio type at September 30, 2017 and December 31, 2016:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater	Total Past Due	Current	Total Loans Outstanding	Loans >90 Days and Accruing
At September 30, 2017
Commercial loans	$245	$1,316	$2,212	$3,773	$360,469	$364,242	$—
Commercial real estate loans – owner-occupied	—	—	—	—	211,514	211,514	—
Commercial real estate loans – all other	—	955	—	955	234,364	235,319	—
Residential mortgage loans – multi-family	—	—	—	—	123,698	123,698	—
Residential mortgage loans – single family	—	—	—	—	27,983	27,983	—
Construction and land development loans	—	—	—	—	28,461	28,461	—
Consumer loans	—	—	—	—	48,801	48,801	—
Total	$245	$2,271	$2,212	$4,728	$1,035,290	$1,040,018	$—
At December 31, 2016
Commercial loans	$7,055	$—	$13,946	$21,001	$312,375	$333,376	$—
Commercial real estate loans – owner-occupied	275	2,341	1,003	3,619	210,801	214,420	—
Commercial real estate loans – all other	512	1,014	—	1,526	171,697	173,223	—
Residential mortgage loans – multi-family	—	—	—	—	130,930	130,930	—
Residential mortgage loans – single family	—	—	—	—	34,527	34,527	—
Construction and land development loans	—	—	—	—	18,485	18,485	—
Consumer loans	38	—	—	38	41,525	41,563	—
Total	$7,880	$3,355	$14,949	$26,184	$920,340	$946,524	$—
Generally, the accrual of interest on a loan is discontinued when principal or interest payments become more than 90 days past due, unless we believe that the loan is adequately collateralized and it is in the process of collection. There were no loans 90 days or more past due and still accruing interest at September 30, 2017 or December 31, 2016. In certain instances, when a loan is placed on nonaccrual status, previously accrued but unpaid interest is reversed against current income. Subsequent collections of cash are applied as principal reductions when received (referred to as full nonaccrual basis of accounting), except when the ultimate collectability of principal is probable, in which case such payments are applied to accrued and unpaid interest, which is credited to income (referred to as nonaccrual cash basis of accounting). Non-accrual loans may be restored to accrual status when principal and interest become current and full repayment becomes expected.
The following table provides information with respect to loans on nonaccrual status, by portfolio type, as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
	(Dollars in thousands)
Nonaccrual loans:
Commercial loans	$7,356	$20,330
Commercial real estate loans – owner occupied	1,147	2,643
Commercial real estate loans – all other	1,602	1,703
Residential mortgage loans – single family	174	221
Total(1)	$10,279	$24,897

(1)    Nonaccrual loans may include loans that are currently considered performing loans.

 We classify our loan portfolio using internal asset quality ratings. The following table provides a summary of loans by portfolio type and our internal asset quality ratings as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
	(Dollars in thousands)
Pass:
Commercial loans	$346,815	$287,717
Commercial real estate loans – owner occupied	196,609	197,497
Commercial real estate loans – all other	233,717	169,292
Residential mortgage loans – multi family	123,698	130,930
Residential mortgage loans – single family	27,809	34,306
Construction and land development loans	28,461	18,485
Consumer loans	48,801	41,563
Total pass loans	$1,005,910	$879,790
Special Mention:
Commercial loans	$7,020	$4,672
Commercial real estate loans – owner occupied	10,161	7,834
Commercial real estate loans – all other	—	2,228
Total special mention loans	$17,181	$14,734
Substandard:
Commercial loans	$10,407	$37,668
Commercial real estate loans – owner occupied	4,744	9,089
Commercial real estate loans – all other	1,602	1,703
Residential mortgage loans – single family	174	221
Total substandard loans	$16,927	$48,681
Doubtful:
Commercial loans	$—	$3,319
Total doubtful loans	$—	$3,319
Total Loans:	$1,040,018	$946,524
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
The following table sets forth information regarding impaired loans, at September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
	(Dollars in thousands)
Impaired loans:
Nonaccruing loans	$9,178	$15,966
Nonaccruing restructured loans	1,101	8,931
Accruing restructured loans (1)	489	—
Total impaired loans	$10,768	$24,897
Impaired loans less than 90 days delinquent and included in total impaired loans	$8,557	$9,948

The table below contains additional information with respect to impaired loans, by portfolio type, as of September 30, 2017 and December 31, 2016:

	September 30, 2017			December 31, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance (1)	Recorded Investment	Unpaid Principal Balance	Related Allowance (1)
	(Dollars in thousands)
No allowance recorded:
Commercial loans	$2,866	$5,522	$—	$17,021	$19,048	$—
Commercial real estate loans – owner occupied	1,146	1,392	—	2,643	4,335	—
Commercial real estate loans – all other	1,602	1,965	—	1,703	1,965	—
Residential mortgage loans – single family	174	185	—	221	225	—
Consumer loans	—	—	—	—	—	—
Total	5,788	9,064	—	21,588	25,573	—
With allowance recorded:
Commercial loans	$4,980	$5,191	$451	$3,309	$4,764	$2,042
Total	4,980	5,191	451	3,309	4,764	2,042
Total
Commercial loans	$7,846	$10,713	$451	$20,330	$23,812	$2,042
Commercial real estate loans – owner occupied	1,146	1,392	—	2,643	4,335	—
Commercial real estate loans – all other	1,602	1,965	—	1,703	1,965	—
Residential mortgage loans – single family	174	185	—	221	225	—
Consumer loans	—	—	—	—	—	—
Total	10,768	14,255	451	24,897	30,337	2,042

(1)
When the discounted cash flows, collateral value or market price equals or exceeds the recorded investment in the loan, then specific reserves are not required to be set aside for the loan within the ALLL. This typically occurs when the impaired loans have been partially charged-off and/or there have been interest payments received and applied to the balance of the principal outstanding.

At September 30, 2017 and December 31, 2016, there were $5.8 million and $21.6 million, respectively, of impaired loans for which no specific reserves had been allocated because these loans, in our judgment, were sufficiently collateralized. Of the impaired loans at September 30, 2017 for which no specific reserves were allocated, $5.4 million had been deemed impaired in the prior year.

Average balances and interest income recognized on impaired loans, by portfolio type, for the three and nine months ended September 30, 2017 and 2016 were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized
	(Dollars in thousands)
No allowance recorded:
Commercial loans	$8,547	$19	$14,556	$1	$13,628	$89	$12,852	$279
Commercial real estate loans – owner occupied	1,164	—	2,557	—	1,653	—	2,408	3
Commercial real estate loans – all other	1,613	—	3,757	—	1,650	—	5,090	—
Residential mortgage loans – multi-family	—	—	430	—	—	—	437	—
Residential mortgage loans – single family	180	—	119	—	196	—	369	9
Construction and land development loans	—	—	570	—	—	—	1,088	—
Consumer loans	18	—	152	—	66	1	216	—
Total	11,522	19	22,141	1	17,193	90	22,460	291
With allowance recorded:
Commercial loans	5,314	8	3,885	59	3,865	24	5,082	457
Commercial real estate loans – owner occupied	—	—	795	—	—	—	1,203	—
Total	5,314	8	4,680	59	3,865	24	6,285	457
Total
Commercial loans	13,861	27	18,441	60	17,493	113	17,934	736
Commercial real estate loans – owner occupied	1,164	—	3,352	—	1,653	—	3,611	3
Commercial real estate loans – all other	1,613	—	3,757	—	1,650	—	5,090	—
Residential mortgage loans – multi-family	—	—	430	—	—	—	437	—
Residential mortgage loans – single family	180	—	119	—	196	—	369	9
Construction and land development loans	—	—	570	—	—	—	1,088	—
Consumer loans	18	—	152	—	66	1	216	—
Total	$16,836	$27	$26,821	$60	$21,058	$114	$28,745	$748
The interest that would have been earned had the impaired loans remained current in accordance with their original terms was $210 thousand and $52 thousand during the three months ended September 30, 2017 and 2016, respectively, and $563 thousand and $827 thousand during the nine months ended September 30, 2017 and 2016, respectively.
Troubled Debt Restructurings (“TDRs”)
Pursuant to the FASB's ASU No. 2011-2, A Creditor’s Determination of whether a Restructuring is a Troubled Debt Restructuring, the Bank's TDRs totaled $1.6 million and $8.9 million at September 30, 2017 and December 31, 2016, respectively. TDRs consist of loans to which modifications have been made for the purpose of alleviating temporary impairments of the borrower's financial condition and cash flows. Those modifications have come in the forms of changes in amortization terms, reductions in interest rates, interest only payments and, in limited cases, concessions to outstanding loan balances. The modifications are made as part of workout plans we enter into with the borrower that are designed to provide a bridge for the borrower’s cash flow shortfalls in the near term. If a borrower works through the near term issues, then in most cases, the original contractual terms of the borrower’s loan will be reinstated.
Of the $1.6 million of TDRs outstanding at September 30, 2017, $489 thousand were performing in accordance with their terms and accruing interest. Our impairment analysis determined no specific reserves were required on the TDR balances outstanding at September 30, 2017.

The following table presents loans restructured as TDRs during the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended
	September 30, 2017			September 30, 2016
(Dollars in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Performing
Commercial loans	—	$—	$—	—	$—	$—
	—	—	—	—	—	—
Nonperforming
Commercial loans	—	—	—	—	—	—
	—	—	—	—	—	—
Total Troubled Debt Restructurings(1)	—	$—	$—	—	$—	$—
	Nine Months Ended
	September 30, 2017			September 30, 2016
(Dollars in thousands)	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Performing
Commercial loans	1	$489	$489	—	$—	$—
Consumer loans	—	—	—	—	—	—
	1	489	489	—	—	—
Nonperforming
Commercial loans	2	1,739	1,101	—	—	—
	2	1,739	1,101	—	—	—
Total Troubled Debt Restructurings(1)	3	$2,228	$1,590	—	$—	$—

(1)
No outstanding loans were restructured during the three months ended September 30, 2017 or 2016 or the nine months ended September 30, 2016. The one loan that was restructured during the first quarter of 2016 was paid off during the third quarter of 2016.

During the three and nine months ended September 30, 2017 and 2016, TDRs that were modified within the preceding 12-month period which subsequently defaulted were as follows:

	Three Months Ended				Nine Months Ended
	September 30, 2017		September 30, 2016		September 30, 2017		September 30, 2016
	Number of loans	Recorded Investment	Number of loans	Recorded Investment	Number of loans	Recorded Investment	Number of loans	Recorded Investment
	(Dollars in thousands)
Commercial loans	—	$—	—	$—	—	$—	1	$57
Commercial real estate - owner occupied	—	$—	—	$—	—	$—	1	$761
Total(1)	—	$—	—	$—	—	$—	2	$818

(1)
During the three and nine months ended September 30, 2017 and the three months ended September 30, 2016, there were no TDRs that were modified within the preceding 12-month period which subsequently defaulted.

6. Income Taxes
For the three and nine months ended September 30, 2017, we had income tax expense of $37 thousand and $150 thousand, respectively. The income tax expense for the three and nine months ended September 30, 2017 represents the payment to the State of California for the cost of doing business within the state and an estimated alternative minimum tax payment. No additional income tax expense was recorded as a result of our net operating loss carryforward. Accounting rules specify that management must evaluate the deferred tax asset on a recurring basis to determine whether enough positive evidence exists to determine whether it is more-likely-than-not that the deferred tax asset will be available to offset or reduce future taxes. Negative evidence included the net loss incurred in 2016, a cumulative three-year loss position, and our accumulated deficit. Positive evidence included our net income for the three and nine months ended September 30, 2017, a decrease in our nonperforming assets from December 31, 2016, the forecast of our taxable income, the time period in which we have to utilize our deferred tax asset and the current economic conditions. The tax code allows net operating losses to be carried forward for 20 years from the date of the loss, and while management believes that the Company will be able to realize the deferred tax asset within that period, we are unable to assert the timing as to when that realization will occur. As a result of this conclusion and due to the hierarchy of evidence that the accounting rules specify, management determined that the valuation allowance of $21.7 million that was previously established on the balance of our deferred tax asset was still required at September 30, 2017.
For the three and nine months ended September 30, 2016, we had an income tax expense of $20.4 million and $17.0 million, respectively, as a result of the establishment of a full valuation allowance during the three months ended September 30, 2016 on the balance of our deferred tax asset, which includes current and historical losses that may be used to offset taxes on future profits. Negative evidence included the significant losses incurred during the second and third quarters of 2016, an increase in our nonperforming assets from December 31, 2015 to September 30, 2016, a cumulative three-year loss position, and our accumulated deficit. Positive evidence included our forecast of our taxable income, the time period in which we have to utilize our deferred tax asset and the current economic conditions. While management believed that the Company would be able to realize the deferred tax asset within the period that our net operating losses may be carried forward, we were unable to assert the timing as to when that realization would occur. As a result of this conclusion and due to the hierarchy of evidence that the accounting rules specify, a valuation allowance was recorded as of September 30, 2016 to offset the deferred tax asset.
We file income tax returns with the U.S. federal government and the State of California. As of September 30, 2017, we were subject to examination by the Internal Revenue Service with respect to our U.S. federal tax returns for the 2014 to 2016 tax years and the Franchise Tax Board for California state income tax returns for the 2012 to 2015 tax years. Net operating losses on our U.S. federal and California state income tax returns may be carried forward 20 years. As of September 30, 2017, we do not believe there will be any material adverse changes in our unrecognized tax benefits over the next 12 months.
Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of tax expense. We did not have any accrued interest or penalties associated with any unrecognized tax benefits, and no interest expense was recognized during the three and nine months ended September 30, 2017 or 2016.
7. Stock-Based Employee Compensation Plans
In May 2010, our shareholders approved the adoption of our 2010 Equity Incentive Plan (the “2010 Incentive Plan”), which authorized and set aside a total of 400,000 shares of our common stock for issuance on the exercise of stock options or the grant of restricted stock or other equity incentives to our officers, and other key employees and directors. An additional 158,211 shares of common stock were also set aside which was equal to the total of the shares that were available for the grant of equity incentives under our shareholder-approved 2008 and 2004 Equity Incentive Plans (the “Previously Approved Plans”) at the time of the adoption of the 2010 Incentive Plan. Options to purchase a total of 174,936 shares of our common stock granted under the Previously Approved Plans were outstanding at September 30, 2017. The 2010 Incentive Plan provides that if any of these outstanding options under the Previously Approved Plans expire or are terminated for any reason, then the number of shares that would become available for grants or awards of equity incentives under the 2010 Incentive Plan would be increased by an equivalent number of shares. At the Annual Shareholders meeting held in May 2013, our shareholders approved an additional 800,000 share increase in the maximum number of shares of our common stock that may be issued pursuant to grants or exercises of options or restricted shares or other equity incentives under the 2010 Incentive Plan, of which 243,633 shares of restricted stock, net of shares withheld for taxes, have vested as of September 30, 2017 thereby decreasing the maximum number of shares authorized under the 2010 Incentive Plan. As a result, as of September 30, 2017, the maximum number of shares that were authorized for the grant of options or other equity incentives under the 2010 Incentive Plan totaled 1,289,514 (assuming that all 174,936 shares of our common stock subject to options under the Previously Approved Plans expire or are terminated), or approximately 6% of the shares of our common stock then outstanding.
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
Under FASB ASC 718-10, we are required to recognize, in our financial statements, the fair value of the options or any restricted shares that we grant as compensation cost over their respective service periods. The fair values of the options that were outstanding at September 30, 2017 under the 2010 Incentive Plan were estimated as of their respective dates of grant using the Black-Scholes option-pricing model. The Company, under the 2010 Incentive Plan, granted restricted stock for the benefit of its employees and directors. These restricted shares vest over a period of three years for employees and one year for directors. The recipients of restricted shares have the right to vote all shares subject to such grant and receive all dividends with respect to such shares whether or not the shares have vested. The recipients do not pay any cash consideration for the shares.
Stock Options
The table below summarizes the weighted average assumptions used to determine the fair values of the options granted during the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
Assumptions with respect to:	2017(1)	2016(1)	2017	2016
Expected volatility	—%	—%	33%	38%
Risk-free interest rate	—%	—%	1.95%	1.60%
Expected dividends	—%	—%	—%	—%
Expected term (years)	0.0	0.0	5.7	6.3
Weighted average fair value of options granted during period	$—	$—	$2.81	$2.81

(1)    No stock options were issued during the three months ended September 30, 2017 or 2016.
The following table summarizes the stock option activity under the Company’s equity incentive plans during the nine months ended September 30, 2017 and 2016, respectively.

	Number of Shares	Weighted- Average Exercise Price Per Share	Number of Shares	Weighted- Average Exercise Price Per Share
	2017		2016
Outstanding – January 1,	1,066,914	$6.35	838,696	$6.20
Granted	3,000	8.05	379,551	6.92
Exercised	(172,584)	5.77	(97,292)	4.66
Forfeited/Canceled	(68,176)	7.06	(66,385)	9.48
Outstanding – September 30,	829,154	6.42	1,054,570	6.40
Options Exercisable – September 30,	570,915	$6.19	609,970	$6.03
Options Vested – September 30,	570,915	$6.19	609,970	$6.03
Options to purchase 20,500 and 14,134 shares of our common stock were exercised during the three months ended September 30, 2017 and 2016, respectively. Options to purchase 172,584 and 97,292 shares of our common stock were exercised during the nine months ended September 30, 2017 and 2016, respectively. The aggregate intrinsic value of options exercised during the three months ended September 30, 2017 and 2016 was $85 thousand and $9 thousand, respectively. The aggregate intrinsic value of options exercised during the nine months ended September 30, 2017 and 2016 was $310 thousand and $249 thousand, respectively. The fair value of options that vested during the three months ended September 30, 2017 and 2016 was $10 thousand and $156 thousand, respectively. The fair value of options that vested during the nine months ended September 30, 2017 and 2016 was $400 thousand and $311 thousand, respectively.
The following table provides additional information regarding the vested and unvested options that were outstanding at September 30, 2017.

Options Outstanding as of September 30, 2017					Options Exercisable as of September 30, 2017(1)
	Vested	Unvested	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Shares	Weighted Average Exercise Price
$2.97 – $3.99	51,003	—	$3.50	3.01	51,003	$3.50
$4.00 – $4.99	16,000	—	4.34	3.55	16,000	4.34
$5.00– $5.99	30,000	—	5.30	5.72	30,000	5.30
$6.00– $6.99	394,752	162,693	6.59	6.75	394,752	6.51
$7.00-$8.06	79,160	95,546	7.10	8.00	79,160	7.09
	570,915	258,239	$6.42	6.69	570,915	$6.19

(1)	The weighted average remaining contractual life of the options that were exercisable as of September 30, 2017 was 5.98 years.
The aggregate intrinsic value of options that were outstanding and exercisable under the 2010 Incentive Plan at September 30, 2017 and December 31, 2016 was $1.7 million and $837 thousand, respectively.

A summary of the status of the unvested options outstanding as of September 30, 2017 and 2016, and changes in the weighted average grant date fair values of the unvested options during the nine months ended September 30, 2017 and 2016, are set forth in the following table.

	For the nine months ended September 30,
	2017		2016
	Number of Shares Subject to Options	Weighted Average Grant Date Fair Value	Number of Shares Subject to Options	Weighted Average Grant Date Fair Value
Unvested at the beginning of the period	461,944	$2.79	215,926	$2.93
Granted	3,000	2.81	379,551	2.76
Vested	(141,329)	2.83	(108,820)	2.86
Forfeited/Canceled	(65,376)	2.67	(42,057)	2.90
Unvested at the end of the period	258,239	2.80	444,600	2.80
At September 30, 2017, the weighted average period over which nonvested awards were expected to be recognized was 1.75 years.
Restricted Stock
The following table summarizes the activity related to restricted stock granted, vested and forfeited under our equity incentive plans during the nine months ended September 30, 2017 and 2016.

	For the nine months ended September 30,
	2017		2016
	Number of Shares	Average Grant Date Fair Value	Number of Shares	Average Grant Date Fair Value
Outstanding at the beginning of the period	151,298	$6.84	129,283	$6.75
Granted	29,907	7.69	113,975	6.82
Vested	(69,107)	6.81	(65,075)	6.70
Forfeited	(18,509)	6.82	(30,585)	6.63
Outstanding at the end of the period	93,589	$7.14	147,598	$6.85

Compensation Expense
We expect that the compensation expense that will be recognized during the periods presented below in respect of stock options and restricted stock outstanding at September 30, 2017, will be as follows:

	Estimated Stock Based Compensation Expense Stock Options	Estimated Stock Based Compensation Expense Restricted Stock	Estimated Stock Based Compensation Expense Total
(Dollars in thousands)
For the years ending December 31,
Remainder of 2017	$94	$111	$205
2018	317	194	511
2019	67	53	120
2020	21	29	50
2021 and beyond	11	23	34
	$510	$410	$920
The aggregate amounts of stock based compensation expense recognized in our consolidated statements of operations for the three months ended September 30, 2017 and 2016 were $188 thousand and $254 thousand, respectively, in each case net of taxes. The aggregate amounts of stock based compensation expense recognized in our consolidated statements of operations for the nine months ended September 30, 2017 and 2016 were $593 thousand and $807 thousand, respectively, in each case net of taxes.

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

The following table shows how we computed basic and diluted EPS for the three and nine months ended September 30, 2017 and 2016.

(In thousands, except per share data)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator:
Numerator for basic and diluted net income (loss) available to common shareholders	$3,756	$(30,526)	$8,037	$(34,952)
Denominator:
Basic weighted average outstanding shares of common stock	23,193	22,996	23,173	22,944
Dilutive effect of employee stock options	138	—	117	—
Diluted weighted average common stock and common stock equivalents	23,331	22,996	23,290	22,944
Basic income (loss) per common share:
Net income (loss) available to common shareholders	$0.16	$(1.33)	$0.35	$(1.52)
Diluted income (loss) per common share:
Net income (loss) available to common shareholders	$0.16	$(1.33)	$0.35	$(1.52)
The weighted average shares that have an antidilutive effect in the calculation of diluted net income per share and have been excluded from the computations above were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Stock options(1)(2)	129,431	1,059,834	357,859	1,031,065

(1)	Stock options were excluded from the computation of diluted earnings per common share for the three and nine months ended September 30, 2017 as a result of the shares being “out-of-the-money.”

(2)	Stock options were excluded from the computation of diluted earnings per common share for the three and nine months ended September 30, 2016 as we reported a net loss available to common shareholders.

9. Shareholders’ Equity
Accumulated Other Comprehensive Income (Loss), net
Accumulated other comprehensive income (loss), net as of September 30, 2017 and December 31, 2016 was as follows:

	Unrealized Gain (Loss) on Securities Available-for-Sale, net of tax	Accumulated Other Comprehensive Income (Loss), Net
	(Dollars in thousands)
Ending balance as of December 31, 2015	$(810)	$(810)
Other comprehensive income before reclassifications, net of tax provision of $739 thousand (1)	(1,032)	(1,032)
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	—
Other comprehensive income, net of tax provision of $739 thousand	(1,032)	(1,032)
Ending balance as of December 31, 2016	$(1,842)	$(1,842)
Other comprehensive income before reclassifications(2)	914	914
Amounts reclassified from accumulated other comprehensive income, net of tax	—	—
Other comprehensive income(2)	914	914
Ending balance as of September 30, 2017	$(928)	$(928)

(1)	Tax impact included in Deferred tax assets.

(2)	No tax impact as a result of the full valuation allowance recorded against our deferred tax asset at September 30, 2017.
10. Commitments and Contingencies
Repurchase Reserves
We have historically maintained reserves for possible repurchases that we may have been required to make of certain of the mortgage loans which we sold as a result of deficiencies or defects that may be found to exist in such loans. Our repurchase reserve also covered returns of any premiums earned and administrative fees pertaining to the repurchase of mortgage loans that did not meet investor guidelines, including potential loss of advances on Veterans Affairs or Federal Housing Authority Ginnie Mae loans.  As a result of our exit from the mortgage banking business and no longer being subject to potential loss for anything other than mortgage fraud, we have undertaken an analysis of our accrual. Our original analysis assumed that the repurchase liability exposure would decrease over time as mortgage loans were paid off and as we were no longer originating new mortgage loans. During the three months ended September 30, 2017, management’s analysis determined that there was no risk that we would be required to repurchase loans sold at a loss. Therefore, management made the determination to reverse the remaining reserve of $241 thousand during the three months ended September 30, 2017. No loans were repurchased during the three and nine months ended September 30, 2017 or during the three and nine months ended September 30, 2016. The following table sets forth information at September 30, 2017 and December 31, 2016, with respect to our repurchase reserves:

	At and For the Nine Months Ended	At and For the Year Ended
	September 30, 2017	December 31, 2016
	(Dollars in thousands)
Beginning balance	$254	$314
Recovery of repurchases	(254)	(60)
Settlements	—	—
Total repurchases reserve	$—	$254
Commitments
To meet the financing needs of our customers in the normal course of business, we are a party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements. At September 30, 2017 and December 31, 2016, we were committed to fund certain loans including letters of credit amounting to approximately $323 million and $317 million, respectively. The contractual amounts of a credit-related financial instrument, such as a commitment to extend credit, a credit-card arrangement or a letter of credit, represent the amount of potential accounting loss should the commitment be fully drawn upon, the customer were to default, and the value of any existing collateral securing the customer’s payment obligation becomes worthless. The loss reserve for unfunded loan commitments was $350 thousand at both September 30, 2017 and December 31, 2016.
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
Borrowings
As of September 30, 2017, we had $15.0 million of outstanding borrowings from the FHLB. These borrowings matured and were repaid on October 2, 2017. The interest rate on these borrowings was 1.14%.
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
Based on our evaluation of the remaining lawsuits and other proceedings that were pending against us as of September 30, 2017, the outcomes in those suits or other proceedings are not expected to have, either individually or in the aggregate, a material adverse effect on our consolidated financial position, results of operations or cash flows. However, in light of the inherent uncertainties involved, some of which are beyond our control, and the very large or indeterminate damages often sought in such legal actions or proceedings, an adverse outcome in one or more of these suits or proceedings could be material to our results of operations or cash flows for any particular reporting period.

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

The following table sets forth information regarding the net interest income and noninterest income for our commercial banking segment for the three and nine months ended September 30, 2017 and 2016.

(Dollars in thousands)	Commercial	Other(1)	Total
Net interest income for the three months ended September 30,
2017	$11,038	$967	$12,005
2016	$9,310	$(121)	$9,189
Noninterest income for the three months ended September 30,
2017	$959	$5	$964
2016	$1,049	$5	$1,054
Net interest income for the nine months ended September 30,
2017	$31,564	$908	$32,472
2016	$26,776	$(403)	$26,373
Noninterest income for the nine months ended September 30,
2017	$2,944	$420	$3,364
2016	$2,649	$22	$2,671
Segment Assets at:
September 30, 2017	$1,202,723	$2,238	$1,204,961
December 31, 2016	$1,126,890	$13,799	$1,140,689

(1)	Represents net interest income and noninterest income for PMAR and PMBC.

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
The following table sets forth the capital and capital ratios of the Company (on a consolidated basis) and the Bank (on a stand-alone basis) at September 30, 2017, as compared to the respective regulatory requirements applicable to them.

			Applicable Federal Regulatory Requirement
			For Capital Adequacy Purposes		To be Categorized As Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total Capital to Risk Weighted Assets:
Company	$142,421	12.2%	$100,550	At least 8.625	N/A	N/A
Bank	134,355	11.6%	100,370	At least 8.625	$116,371	At least 10.0
Common Equity Tier 1 Capital to Risk Weighted Assets:
Company	$110,839	9.5%	$59,747	At least 5.125	N/A	N/A
Bank	119,799	10.3%	59,640	At least 5.125	$75,641	At least 6.5
Tier 1 Capital to Risk Weighted Assets:
Company	$127,839	11.0%	$77,234	At least 6.625	N/A	N/A
Bank	119,799	10.3%	77,095	At least 6.625	$93,096	At least 8.0
Tier 1 Capital to Average Assets:
Company	$127,839	10.8%	$47,387	At least 4.0	N/A	N/A
Bank	119,799	10.2%	47,174	At least 4.0	$58,967	At least 5.0
In early July 2013, the Federal Reserve Board and the FDIC issued final rules implementing the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act changes. The rules revise minimum capital requirements and adjust prompt correct action thresholds.  The final rules revise the regulatory capital elements, add a new common equity Tier 1 capital ratio, increase the minimum Tier 1 capital ratio requirement, and implement a new capital conservation buffer. The rules also permit certain banking organizations to retain, through a one-time election, the existing treatment for accumulated other comprehensive income. The final rules took effect for community banks on January 1, 2015, subject to a transition period for certain parts of the rules. At September 30, 2017, the Bank (on a stand-alone basis) continued to qualify as a well-capitalized institution, and the Company continued to exceed the minimum required capital ratios applicable to it, under the capital adequacy guidelines described above.

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
In addition to the risk of incurring loan losses and provision for loan losses, which is an inherent risk of the banking business, these risks and uncertainties include, but are not limited to, the following: the risk that the credit quality of our borrowers declines; potential declines in the value of the collateral for secured loans; the risk that steps we have taken to strengthen our overall credit administration are not effective; the risk of a downturn in the United States economy, and domestic or international economic conditions, which could cause us to incur additional loan losses and adversely affect our results of operations in the future; the risk that our interest margins and, therefore, our net interest income will be adversely affected by changes in prevailing interest rates; the risk that we will not succeed in further reducing our remaining nonperforming assets, in which event we would face the prospect of further loan charge-offs and write-downs of assets; the risk that we will not be able to manage our interest rate risks effectively, in which event our operating results could be harmed; the prospect of changes in government regulation of banking and other financial services organizations, which could impact our costs of doing business and restrict our ability to take advantage of business and growth opportunities; the risk that our efforts to develop a robust commercial banking platform may not succeed; and the risk that we may be unable to realize our expected level of increasing deposit inflows. Readers of this Report are encouraged to review the additional information regarding these and other risks and uncertainties to which our business is subject that is contained in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Form 10-K”) that we filed with the Securities and Exchange Commission (“SEC”) on March 10, 2017, as such information may be updated from time to time in subsequent Quarterly Reports on Form 10-Q that we file with the SEC. We urge you to read those risk factors in conjunction with your review of the following discussion and analysis of our results of operations for the three and nine months ended, and our financial condition at, September 30, 2017.
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
As of September 30, 2017, our total assets, net loans and total deposits were $1.2 billion, $1.0 billion and $1.1 billion, respectively.
The Bank, which is headquartered in Orange County, California, approximately 40 miles south of Los Angeles, conducts a commercial banking business in Orange, Los Angeles, San Bernardino and San Diego counties in Southern California. The Bank is also a member of the Federal Reserve System and its deposits are insured, to the maximum extent permitted by law, by the Federal Deposit Insurance Corporation (the “FDIC”). For the nine months ended September 30, 2017 and 2016, we operated as one reportable segment, Commercial Banking.
Unless the context otherwise requires, the “Company,” “we,” “our,” “ours,” and “us” refer to Pacific Mercantile Bancorp and its consolidated subsidiaries.

Results of Operations
Operating Results for the Three and Nine Months Ended September 30, 2017 and 2016
Our operating results for the three and nine months ended September 30, 2017, compared to the same period in September 30, 2016, were as follows:

	Three Months Ended September 30,		2017 vs. 2016 % Change	Nine Months Ended September 30,		2017 vs. 2016 % Change
	2017	2016		2017	2016
	(Dollars in thousands)
Interest income	$14,025	$10,598	32.3%	$37,761	$30,388	24.3%
Interest expense	2,020	1,409	43.4%	5,289	4,015	31.7%
Provision for loan and lease losses	—	10,730	(100.0)%	—	19,870	(100.0)%
Non-interest income	964	1,054	(8.5)%	3,364	2,671	25.9%
Non-interest expense	9,176	9,687	(5.3)%	27,649	27,135	1.9%
Income tax expense	37	20,352	(99.8)%	150	16,991	(99.1)%
Net income	3,756	(30,526)	(112.3)%	8,037	(34,952)	(123.0)%
Interest Income
Three Months Ended September 30, 2017 and 2016
Total interest income increased 32.3% to $14.0 million for the three months ended September 30, 2017 from $10.6 million for the three months ended September 30, 2016. This was primarily due to an increase in interest income on loans and short-term investments during the three months ended September 30, 2017 as compared to the same prior year period. During the three months ended September 30, 2017 and 2016, interest income on loans was $13.4 million and $10.0 million, respectively, yielding 5.21% and 4.64% on average loan balances of $1.0 billion and $857.8 million, respectively. The increase in the average loan balances is attributable to an increase in loan demand during the three months ended September 30, 2017. The increase in average loan yield is primarily attributable to the Board of Governors of the Federal Reserve System (“Federal Reserve Board”) raising short-term interest rates by 75 basis points since the fourth quarter of 2016 and the recovery of $1.1 million in interest income on one loan relationship that paid off during the quarter which was on nonaccrual status.
During the three months ended September 30, 2017 and 2016, interest income from our securities available-for-sale and stock was $304 thousand and $356 thousand, respectively, yielding 2.46% and 2.51% on average balances of $49.0 million and $56.5 million, respectively. The average securities balances decreased as a result of maturities of, and payments on, securities which we did not fully replace. Interest income from our short-term investments, including our federal funds sold and interest-bearing deposits, was $335 thousand and $244 thousand for the three months ended September 30, 2017 and 2016, respectively, yielding 1.27% and 0.51% on average balances of $105.0 million and $189.0 million, respectively. The increase in interest income from our short-term investments was primarily attributable to an increase in the average yield during the three months ended September 30, 2017 as compared to the three months ended September 30, 2016. The increase in the average yield is attributable to the Federal Reserve Board raising interest rates by 75 basis points since the fourth quarter of 2016. As a result, total interest income on investments increased for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016.
Nine Months Ended September 30, 2017 and 2016
Total interest income increased 24.3% to $37.8 million for the nine months ended September 30, 2017 from $30.4 million for the nine months ended September 30, 2016. This was primarily due to an increase in interest income on loans and short-term investments during the nine months ended September 30, 2017 as compared to the same prior year period. During the nine months ended September 30, 2017 and 2016, interest income on loans was $35.9 million and $28.7 million, respectively, yielding 4.89% and 4.52% on average loan balances of $981.5 million and $847.8 million, respectively. The increase in the average loan balances is attributable to an increase in loan demand during the nine months ended September 30, 2017. The increase in average loan yield is primarily attributable to the Federal Reserve Board raising short-term interest rates by 75 basis points since the fourth quarter of 2016 and the recovery of $1.1 million in interest income on one loan relationship that paid off during the three months ended September 30, 2017 which was on nonaccrual status.
During the nine months ended September 30, 2017 and 2016, interest income from our securities available-for-sale and stock was $930 thousand and $1.1 million, respectively, yielding 2.49% and 2.46% on average balances of $50.0 million and $58.3 million, respectively. The average securities balances decreased as a result of maturities of, and payments on, securities which we did not fully replace. Interest income from our short-term investments, including our federal funds sold and interest-bearing deposits, was $904 thousand and $613 thousand for the nine months ended September 30, 2017 and 2016, respectively, yielding 1.03% and 0.51% on average balances of $117.1 million and $160.3 million, respectively. The increase in interest income from our short-term investments was primarily attributable to an increase in the average yield during the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 as a result of the Federal Reserve Board raising interest rates by 75 basis points since the fourth quarter of 2016. As a result, total interest income on investments increased for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016.

Interest Expense
Three Months Ended September 30, 2017 and 2016
Total interest expense increased 43.4% for the three months ended September 30, 2017 compared to the three months ended September 30, 2016. The increase was primarily due to an increase in our cost of funds from 0.83% at September 30, 2016 to 1.08% at September 30, 2017 and an increase in the average balance of interest-bearing liabilities from $678.7 million at September 30, 2016 to $740.0 million at September 30, 2017, which consisted of deposits, borrowings and junior subordinated debentures. Our cost of funds increased as a result of the actions of the Federal Reserve Board to raise short-term interest rates by 75 basis points since the fourth quarter of 2016. The increase in our average balance of interest-bearing liabilities is primarily attributable to the increase in the average balance of our core deposits as a result of new client acquisitions. Interest expense on our certificates of deposit for the three months ended September 30, 2017 and 2016 was $980 thousand and $679 thousand, respectively, with a cost of funds of 1.28% and 1.01% on average balances of $304.4 million and $267.6 million, respectively.
Nine Months Ended September 30, 2017 and 2016
Total interest expense increased 31.7% for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The increase was primarily due to an increase in our cost of funds from 0.80% at September 30, 2016 to 0.97% at September 30, 2017 and an increase in the average balance of interest-bearing liabilities of $671.0 million at September 30, 2016 to $727.0 million at September 30, 2017, which consisted of deposits, borrowings and junior subordinated debentures. Our cost of funds increased as a result of the actions of the Federal Reserve Board to raise short-term interest rates by 75 basis points since the fourth quarter of 2016. The increase in our average balance of interest-bearing liabilities is primarily attributable to the increase in the average balance of our core deposits as a result of new client acquisitions. Interest expense on our certificates of deposit for the nine months ended September 30, 2017 and 2016 was $2.5 million and $1.9 million, respectively, with a cost of funds of 1.18% and 0.97% on average balances of $279.6 million and $264.5 million, respectively.
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
As a result of the Federal Reserve Board raising interest rates by 75 basis points since the fourth quarter of 2016, we experienced expansion in our net interest margin. The favorable impact of higher prevailing interest rates on our asset-sensitive balance sheet was evidenced in the three and nine months ended September 30, 2017. While we are unable to assert as to whether the Federal Reserve Board will continue to increase short-term interest rates in the future, we expect the favorable impact on our net interest margin to remain in the event that interest rates continue to rise.
The following table sets forth information regarding our average balances, yields on interest earning assets, interest expense on interest-bearing liabilities, the interest rate spread and the interest rate margin for the three and nine months ended September 30, 2017 and 2016. Average balances are calculated based on average daily balances.

	Three Months Ended September 30,
	2017			2016
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets
Short-term investments(1)	$104,968	$335	1.27%	$188,982	$244	0.51%
Securities available for sale and stock(2)	49,033	304	2.46%	56,457	356	2.51%
Loans(3)	1,019,253	13,386	5.21%	857,784	9,998	4.64%
Total interest-earning assets	1,173,254	14,025	4.74%	1,103,223	10,598	3.82%
Noninterest-earning assets
Cash and due from banks	13,801			14,462
All other assets	(2,099)			21,784
Total assets	$1,184,956			$1,139,469
Interest-bearing liabilities:
Interest-bearing checking accounts	$93,597	$104	0.44%	$57,614	$41	0.28%
Money market and savings accounts	323,825	761	0.93%	326,666	520	0.63%
Certificates of deposit	304,404	980	1.28%	267,590	679	1.01%
Other borrowings	652	2	1.22%	9,293	24	1.03%
Junior subordinated debentures	17,527	173	3.92%	17,527	145	3.29%
Total interest bearing liabilities	740,005	2,020	1.08%	678,690	1,409	0.83%
Noninterest bearing liabilities
Demand deposits	329,168			322,768
Accrued expenses and other liabilities	7,959			6,274
Shareholders’ equity	107,824			131,737
Total liabilities and shareholders' equity	$1,184,956			$1,139,469
Net interest income		$12,005			$9,189
Net interest income/spread			3.66%			2.99%
Net interest margin			4.06%			3.31%

(1)	Short-term investments consist of federal funds sold and interest bearing deposits that we maintain at other financial institutions.

(2)	Stock consists of Federal Home Loan Bank (“FHLB”) stock and Federal Reserve Bank of San Francisco (“FRBSF”) stock.

(3)	Loans include the average balance of nonaccrual loans.

	Nine Months Ended September 30,
	2017			2016
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets
Short-term investments(1)	$117,128	$904	1.03%	$160,346	$613	0.51%
Securities available for sale and stock(2)	50,032	930	2.49%	58,293	1,075	2.46%
Loans(3)	981,504	35,927	4.89%	847,833	28,700	4.52%
Total interest-earning assets	1,148,664	37,761	4.40%	1,066,472	30,388	3.81%
Noninterest-earning assets
Cash and due from banks	14,297			15,610
All other assets	(1,711)			20,057
Total assets	$1,161,250			$1,102,139
Interest-bearing liabilities:
Interest-bearing checking accounts	$88,962	$254	0.38%	$54,993	$108	0.26%
Money market and savings accounts	340,464	2,080	0.82%	324,222	1,481	0.61%
Certificates of deposit	279,630	2,458	1.18%	264,457	1,924	0.97%
Other borrowings	399	3	1.01%	9,785	74	1.01%
Junior subordinated debentures	17,527	494	3.77%	17,527	428	3.26%
Total interest bearing liabilities	726,982	5,289	0.97%	670,984	4,015	0.80%
Noninterest bearing liabilities
Demand deposits	321,808			290,830
Accrued expenses and other liabilities	7,359			6,156
Shareholders’ equity	105,101			134,169
Total liabilities and shareholders' equity	$1,161,250			$1,102,139
Net interest income		$32,472			$26,373
Net interest income/spread			3.43%			3.01%
Net interest margin			3.78%			3.30%

(1)	Short-term investments consist of federal funds sold and interest bearing deposits that we maintain at other financial institutions.

(2)	Stock consists of Federal Home Loan Bank (“FHLB”) stock and Federal Reserve Bank of San Francisco (“FRBSF”) stock.

(3)	Loans include the average balance of nonaccrual loans.

The following table sets forth changes in interest income, including loan fees, and interest paid in the three and nine months ended September 30, 2017 and 2016 and the extent to which those changes were attributable to changes in (i) the volumes of or the rates of interest earned on interest-earning assets and (ii) the volumes of or the rates of interest paid on our interest-bearing liabilities.

	Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016 Increase (Decrease) due to Changes in			Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016 Increase (Decrease) due to Changes in
	Volume	Rates	Total Increase (Decrease)	Volume	Rates	Total Increase (Decrease)
	(Dollars in thousands)
Interest income
Short-term investments(1)	$(146)	$237	$91	$(200)	$492	$292
Securities available for sale and stock(2)	(45)	(7)	(52)	(154)	9	(145)
Loans	2,045	1,343	3,388	4,748	2,479	7,227
Total earning assets	1,854	1,573	3,427	4,394	2,980	7,374
Interest expense
Interest-bearing checking accounts	33	30	63	84	62	146
Money market and savings accounts	(5)	246	241	77	522	599
Certificates of deposit	103	198	301	115	419	534
Borrowings	(26)	4	(22)	(71)	—	(71)
Junior subordinated debentures	—	28	28	—	67	67
Total interest-bearing liabilities	105	506	611	205	1,070	1,275
Net interest income	$1,749	$1,067	$2,816	$4,189	$1,910	$6,099

(1)	Short-term investments consist of federal funds sold and interest bearing deposits that we maintain at financial institutions.

(2)	Stock consists of FHLB stock and FRBSF stock.
Provision for Loan and Lease Losses
We maintain reserves to provide for loan losses that occur in the ordinary course of the banking business. When it is determined that the payment in full of a loan has become unlikely, the carrying value of the loan is reduced (“written down”) to what management believes is its realizable value or, if it is determined that a loan no longer has any realizable value, the carrying value of the loan is written off in its entirety (a loan “charge-off”). Loan charge-offs and write-downs are charged against our allowance for loan and lease losses (“ALLL”). The amount of the ALLL is increased periodically to replenish the ALLL after it has been reduced due to loan write-downs or charge-offs. The ALLL also is increased or decreased periodically to reflect increases or decreases in the volume of outstanding loans and to take account of changes in the risk of probable loan losses due to financial performance of borrowers, the value of collateral securing non-performing loans or changing economic conditions. Increases in the ALLL are made through a “provision for loan and lease losses” that is recorded as an expense in the statement of operations. Increases in the ALLL are also recognized through the recovery of charged-off loans which are added back to the ALLL. As such, recoveries are a direct offset for a provision for loan and lease losses that would otherwise be needed to replenish or increase the ALLL.
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
We recorded no provision for loan and lease losses during the three months ended September 30, 2017, as compared to a provision for loan and lease losses of $10.7 million recorded during the three months ended September 30, 2016. There was no provision for the third quarter of 2017 due primarily to reserves for new loan growth being offset by a decline in the level of classified assets. We recorded a $10.7 million provision for loan and lease losses in the third quarter of 2016 due to downgrades and charge-offs on loans that exceeded recoveries during the third quarter of 2016. During the three months ended September 30, 2017, we had net charge-offs of $2.1 million.

We recorded no provision for loan and lease losses during the nine months ended September 30, 2017 as compared to a provision for loan and lease losses of $19.9 million recorded during the nine months ended September 30, 2016. We recorded no provision for loan and lease losses during the nine months ended September 30, 2017 due primarily to reserves for new loan growth being offset by a decline in the level of classified assets. We recorded a provision for loan and lease losses of $19.9 million for the nine months ended September 30, 2016 primarily as a result of new loan growth and downgrades and charge-offs on several loans that exceeded recoveries during the nine months ended September 30, 2016.
During the three months ended September 30, 2016, the Company downgraded $48 million in loans as part of a comprehensive credit review. During the year subsequent to September 30, 2016, the Company has received $33.7 million in principal payments, net of advances, on these loans, $5.5 million in loan upgrades have been made and there have been charge-offs of $1.6 million for these loans, accounting for 85% of the total amount of loans downgraded during the third quarter of 2016. The loan upgrades were reviewed and confirmed by third parties during the first half of 2017. The Company anticipates the remaining $7.2 million in loan downgrades taken in the third quarter of 2016 to be reflected in overall collections and credit quality indicators in future reporting periods, and cannot predict the timing as to when these credits will be resolved.
See “—Financial Condition—Nonperforming Assets and Allowance for Loan and Lease Losses” below in this Item 2 for additional information regarding the ALLL.
Noninterest Income
The following table identifies the components of and the percentage changes in noninterest income during the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,			Nine Months Ended September 30,
	Amount	Amount	Percentage Change	Amount	Amount	Percentage Change
	2017	2016	2017 vs. 2016	2017	2016	2017 vs. 2016
	(Dollars in thousands)
Service fees on deposits and other banking services	$346	$279	24.0%	$985	$801	23.0%
Net loss on sale of other assets	(16)	—	—%	(14)	—	100.0%
Net gain on sale of small business administration loans	—	—	—%	—	40	(100.0)%
Other noninterest income	634	775	(18.2)%	2,393	1,830	30.8%
Total noninterest income	$964	$1,054	(8.5)%	$3,364	$2,671	25.9%
Three Months Ended September 30, 2017 and 2016
Noninterest income decreased by $90 thousand, or 8.5%, for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016, primarily as a result of $340 thousand in recoveries during the third quarter of 2016 that exceeded the amount previously charged off against the ALLL, which was partially offset by an increase in loan servicing and referral fees during the third quarter of 2017.
Nine Months Ended September 30, 2017 and 2016
Noninterest income increased $693 thousand, or 25.9%, for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016, primarily as a result of:

•	The recovery of $373 thousand in recoveries during the second quarter of 2017 that exceeded the amount previously charged off against the ALLL; and

•	An increase in loan servicing and referral fees during the nine months ended September 30, 2017 as compared to the same period in 2016; partially offset by

•	A decrease of $40 thousand in net gain on sale of small business administration loans for the nine months ended September 30, 2017 as compared to the same period in 2016.
Noninterest Expense
The following table sets forth the principal components and the amounts of, and the percentage changes in, noninterest expense during the three and nine months ended September 30, 2017 and 2016.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	2017 vs. 2016	2017	2016	2017 vs. 2016
	Amount	Amount	Percent Change	Amount	Amount	Percent Change
	(Dollars in thousands)
Salaries and employee benefits	$5,796	$5,727	1.2%	$17,171	$16,920	1.5%
Occupancy	659	794	(17.0)%	1,958	2,332	(16.0)%
Equipment and depreciation	430	502	(14.3)%	1,248	1,374	(9.2)%
Data processing	377	340	10.9%	1,063	942	12.8%
FDIC expense	294	229	28.4%	859	675	27.3%
Other real estate owned expense, net	—	—	—%	—	(70)	(100.0)%
Professional fees	958	1,110	(13.7)%	3,100	2,435	27.3%
Business development	139	199	(30.2)%	496	543	(8.7)%
Loan related expense	(5)	152	(103.3)%	194	264	(26.5)%
Insurance	62	69	(10.1)%	186	221	(15.8)%
Other operating expenses (1)	466	565	(17.5)%	1,374	1,499	(8.3)%
Total noninterest expense	$9,176	$9,687	(5.3)%	$27,649	$27,135	1.9%

(1)	Other operating expenses primarily consist of telephone, advertising, director fees, regulatory expenses, and correspondent bank fees.
Three Months Ended September 30, 2017 and 2016
Noninterest expense decreased $511 thousand, or 5.3%, for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016, primarily as a result of:

•	A decrease of $152 thousand in our professional fees primarily related to lower accounting fees in 2017;

•	A decrease of $157 thousand in loan-related expenses as a result of the reversal of our mortgage repurchase reserve; and

•
A decrease of $135 thousand in occupancy expenses as a result of moving costs incurred in the prior year period associated with the transition of a few of our locations from full-service branches to loan production offices, which expenses were not incurred during the three months ended September 30, 2017.

Nine Months Ended September 30, 2017 and 2016
Noninterest expense increased $514 thousand, or 1.9%, for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016, primarily as a result of an increase of $665 thousand in our professional fees attributable to an increase in accounting and legal fees during the nine months ended September 30, 2017.

Provision for Income Tax
For the three and nine months ended September 30, 2017, we had income tax expense of $37 thousand and $150 thousand, respectively. The income tax expense for the three and nine months ended September 30, 2017 represents the payment to the State of California for the cost of doing business within the state and an estimated alternative minimum tax payment. No additional income tax expense was recorded as a result of our net operating loss carryforward. Accounting rules specify that management must evaluate the deferred tax asset on a recurring basis to determine whether enough positive evidence exists to determine whether it is more-likely-than-not that the deferred tax asset will be available to offset or reduce future taxes. Negative evidence included the net loss incurred in 2016, a cumulative three-year loss position, and our accumulated deficit. Positive evidence included our net income for the three and nine months ended September 30, 2017, a decrease in our nonperforming assets from December 31, 2016, the forecast of our taxable income, the time period in which we have to utilize our deferred tax asset and the current economic conditions. The tax code allows net operating losses to be carried forward for 20 years from the date of the loss, and while management believes that the Company will be able to realize the deferred tax asset within that period, we are unable to assert the timing as to when that realization will occur. As a result of this conclusion and due to the hierarchy of evidence that the accounting rules specify, management determined that the valuation allowance of $21.7 million that was previously established on the balance of our deferred tax asset was still required at September 30, 2017.
For the three and nine months ended September 30, 2016, we had income tax expense of $20.4 million and $17.0 million, respectively, as a result of the establishment of a full valuation allowance during the three months ended September 30, 2016 on the balance of our deferred tax asset, which includes current and historical losses that may be used to offset taxes on future profits. Negative evidence included the significant losses incurred during the second and third quarters of 2016, an increase in our nonperforming assets from December 31, 2015 to September 30, 2016, a cumulative three-year loss position, and our accumulated deficit. Positive evidence included our forecast of our taxable income, the time period in which we have to utilize our deferred tax asset and the current economic conditions. While management believed that the Company would be able to realize the deferred tax asset within the period that our net operating losses may be carried forward, we were unable to assert the timing as to when that realization would occur. As a result of this conclusion and due to the hierarchy of evidence that the accounting rules specify, a valuation allowance was recorded as of September 30, 2016 to offset the deferred tax asset.

Financial Condition
Assets
Our total assets increased by $64 million at September 30, 2017 compared to December 31, 2016. The following table sets forth the composition of our interest earning assets at:

	September 30, 2017	December 31, 2016
	(Dollars in thousands)
Interest-bearing deposits with financial institutions (1)	$92,687	$122,056
Interest-bearing time deposits with financial institutions	3,419	3,669
Federal Reserve Bank of San Francisco and Federal Home Loan Bank Stock, at cost	7,790	8,170
Securities available for sale, at fair value	41,935	43,480
Loans (net of allowances of $15,048 and $16,801, respectively)	1,027,896	931,525

(1)	Includes interest-earning balances maintained at the FRBSF.
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
The following is a summary of the major components of securities available for sale and a comparison of the amortized cost, estimated fair values and the gross unrealized gains and losses attributable to those securities, as of September 30, 2017 and December 31, 2016:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Securities available for sale at September 30, 2017:
U.S. Treasury securities	$2,995	$—	$(8)	$2,987
Residential mortgage backed securities issued by U.S. Agencies	32,469	7	(558)	31,918
Residential collateralized mortgage obligations issued by non agencies	399	5	—	404
Asset backed security	2,000	—	(310)	1,690
Mutual funds	5,000	16	(80)	4,936
Total securities available for sale	$42,863	$28	$(956)	$41,935
Securities available for sale at December 31, 2016:
Residential mortgage backed securities issued by U.S. Agencies	$37,813	$6	$(1,144)	$36,675
Residential collateralized mortgage obligations issued by non agencies	484	—	(16)	468
Asset backed security	2,025	—	(592)	1,433
Mutual funds	5,000	11	(107)	4,904
Total securities available for sale	$45,322	$17	$(1,859)	$43,480
The amortized cost of securities available for sale at September 30, 2017 is shown in the table below by contractual maturities taking into consideration historical prepayments based on the prior twelve months of principal payments. Expected maturities will differ from contractual maturities and historical prepayments, particularly with respect to collateralized mortgage obligations, primarily because prepayment rates are affected by changes in conditions in the interest rate market and, therefore, future prepayment rates may differ from historical prepayment rates.

	September 30, 2017 Maturing in
	One year or less		Over one year through five years		Over five years through ten years		Over ten years		Total
(Dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Securities available for sale:
U.S. Treasury securities	$—	—%	$2,995	1.30%	$—	—%	$—	—%	$2,995	1.30%
Residential mortgage-backed securities issued by U.S. Agencies	6,380	1.46%	16,813	1.49%	8,759	1.59%	517	2.12%	32,469	1.52%
Non-agency collateralized mortgage obligations	399	3.90%	—	—%	—	—	—	—	399	3.90%
Asset backed securities	—	—	—	—	—	—	2,000	3.88%	2,000	3.88%
Mutual funds	—	—	5,000	2.03%	—	—	—	—	5,000	2.03%
Total Securities Available for sale	$6,779	1.60%	$24,808	1.57%	$8,759	1.59%	$2,517	3.52%	$42,863	1.70%

Loans
The following table sets forth the composition, by loan category, of our loan portfolio at September 30, 2017 and December 31, 2016:

	September 30, 2017		December 31, 2016
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial loans	$364,242	35.0%	$333,376	35.2%
Commercial real estate loans – owner occupied	211,514	20.3%	214,420	22.7%
Commercial real estate loans – all other	235,319	22.6%	173,223	18.3%
Residential mortgage loans – multi-family	123,698	11.9%	130,930	13.8%
Residential mortgage loans – single family	27,983	2.7%	34,527	3.6%
Construction and land development loans	28,461	2.7%	18,485	2.0%
Consumer loans	48,801	4.7%	41,563	4.4%
Total loans	1,040,018	100.0%	946,524	100.0%
Deferred loan origination costs, net	2,926		1,802
Allowance for loan and lease losses	(15,048)		(16,801)
Loans, net	$1,027,896		$931,525
Commercial loans are loans to businesses to finance capital purchases or improvements, or to provide cash flow for operations. Commercial real estate and residential mortgage loans are loans secured by trust deeds on real properties, including commercial properties and single family and multi-family residences. Construction and land development loans are loans secured by commercial construction or non-arable bare land. Consumer loans include installment loans to consumers.
The following table sets forth the maturity distribution of our loan portfolio (excluding single and multi-family residential mortgage loans and consumer loans) at September 30, 2017:

	September 30, 2017
	One Year or Less	Over One Year Through Five Years	Over Five Years	Total
	(Dollars in thousands)
Real estate loans(1)
Floating rate	$26,003	$48,510	$119,225	$193,738
Fixed rate	7,233	64,804	209,519	281,556
Commercial loans
Floating rate	117,269	137,626	34,834	289,729
Fixed rate	22,849	34,267	17,397	74,513
Total	$173,354	$285,207	$380,975	$839,536

(1)	Does not include mortgage loans on single or multi-family residences or consumer loans, which totaled $151.7 million and $48.8 million, respectively, at September 30, 2017.
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
The following table sets forth information regarding our nonperforming assets, as well as information regarding restructured loans, at September 30, 2017 and December 31, 2016:

	At September 30, 2017	At December 31, 2016
	(Dollars in thousands)
Nonaccrual loans:
Commercial loans	$7,356	$20,330
Commercial real estate	2,749	4,346
Residential real estate	174	221
Total nonaccrual loans	$10,279	$24,897
Loans past due 90 days and still accruing interest:
Total loans past due 90 days and still accruing interest	$—	$—
Other nonperforming assets:
Other foreclosed assets	95	—
Total nonperforming assets	$10,374	$24,897
Restructured loans:
Accruing loans	$489	$—
Nonaccruing loans (included in nonaccrual loans above)	1,101	8,931
Total restructured loans	$1,590	$8,931
As the above table indicates, total nonperforming assets decreased by approximately $14.5 million, or 58.3%, to $10.4 million as of September 30, 2017 from $24.9 million as of December 31, 2016. The decrease in our non-performing loans resulted primarily from $20.5 million in payoffs or paydowns on our nonaccrual loans, $3.3 million charged-off, $825 thousand returning to accrual status and $217 thousand transferred to other assets during the nine months ended September 30, 2017, partially offset by $10.2 million moving to nonaccrual status during the same period. The increase in our other foreclosed assets balance from December 31, 2016 related to the foreclosure of three automobiles during the nine months ended September 30, 2017, which have been listed for sale as of September 30, 2017.
Information Regarding Impaired Loans. At September 30, 2017, loans deemed impaired totaled $10.8 million as compared to $24.9 million at December 31, 2016. We had an average investment in impaired loans of $16.8 million and $21.1 million, respectively, for the three and nine months ended September 30, 2017 as compared to $26.8 million and $28.7 million, respectively, for the three and nine months ended September 30, 2016. The interest that would have been earned during the nine months ended September 30, 2017 had the nonaccruing impaired loans remained current in accordance with their original terms was approximately $563 thousand.
The following table sets forth the amount of impaired loans to which a portion of the ALLL has been specifically allocated, and the aggregate amount so allocated, in accordance with Accounting Standards Codification 310-10, and the amount of the ALLL and the amount of impaired loans for which no such allocations were made, in each case at September 30, 2017 and December 31, 2016:

	September 30, 2017			December 31, 2016
	Loans	Reserves for Loan Losses	% of Reserves to Loans	Loans	Reserves for Loan Losses	% of Reserves to Loans
	(Dollars in thousands)
Impaired loans with specific reserves	$4,980	$451	9.1%	$3,309	$2,042	61.7%
Impaired loans without specific reserves	5,788	—	—	21,588	—	—
Total impaired loans	$10,768	$451	4.2%	$24,897	$2,042	8.2%
The $14.1 million decrease in impaired loans to $10.8 million at September 30, 2017 from $24.9 million at December 31, 2016 was primarily attributable to $20.3 million in principal payments, $711 thousand transferred to performing loans, $217 thousand transferred to other assets and $3.3 million charged-off during the nine months ended September 30, 2017 partially offset by additions of $10.7 million to impaired loans during the same period. Based on an internal analysis, using the current estimated fair values of the collateral or the discounted present values of the future estimated cash flows of the impaired loans, we concluded that, at September 30, 2017, $451 thousand of specific reserves were required on four impaired loans and that all remaining impaired loans were well secured and adequately collateralized with no specific reserves required.
Allowance for Loan and Lease Losses. The ALLL totaled $15.0 million, representing 1.45% of loans outstanding, at September 30, 2017, as compared to $16.8 million, or 1.78% of loans outstanding, at December 31, 2016.
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

Set forth below is information regarding loan balances and the related ALLL, by portfolio type, for the nine months ended September 30, 2017 and 2016.

(Dollars in thousands)	Commercial	Real Estate	Construction and land Development	Consumer and Single Family Mortgages	Unallocated	Total
ALLL for the nine months ended September 30, 2017:
Balance at beginning of year	$11,276	$4,226	$343	$642	$314	$16,801
Charge offs	(2,694)	(432)	—	(161)	—	(3,287)
Recoveries	1,334	—	27	173	—	1,534
Provision	(751)	248	(24)	338	189	—
Balance at end of year	$9,165	$4,042	$346	$992	$503	$15,048
Allowance for loan and lease losses as a percentage of average total loans						1.53%
Allowance for loan and lease losses as a percentage of total outstanding loans						1.45%
Ratio of net charge-offs to average loans outstanding (annualized)						0.24%
ALLL for the nine months ended September 30, 2016:
Balance at beginning of year	$6,639	$5,109	$282	$686	$—	$12,716
Charge offs	(16,356)	(1,119)	—	540	—	(16,935)
Recoveries	979	1	—	11	—	991
Provision	21,019	(574)	26	(601)	—	19,870
Balance at end of year	$12,281	$3,417	$308	$636	$—	$16,642
Allowance for loan and lease losses as a percentage of average total loans						1.96%
Allowance for loan and lease losses as a percentage of total outstanding loans						1.91%
Ratio of net charge-offs to average loans outstanding (annualized)						2.51%
The ALLL decreased $1.6 million from September 30, 2016 to September 30, 2017 primarily as a result of a decrease in our classified loan portfolio during 2017, which was partially offset by charge offs exceeding recoveries and new loan growth during that same period. The reserve for loan losses may include an unallocated amount based upon our judgment as to possible credit losses inherent in the loan portfolio that may not have been captured by historical loss experience, qualitative factors, or specific evaluations of impaired loans. Unallocated reserves may be adjusted for factors including, but not limited to, unexpected or unusual events, volatile market and economic conditions, effects of changes or seasoning in methodologies, regulatory guidance and recommendations, or other factors that may impact borrower operating conditions and loss expectations. Management’s judgment as to unallocated reserves is determined in the context of, but separate from, the historical loss trends and qualitative factors described above. The unallocated reserve for loan losses of $503 thousand at September 30, 2017 has increased $189 thousand from the balance at December 31, 2016, primarily due to some uncertainties related to our classified loans as of September 30, 2017, partially offset by charge-offs during the three months ended September 30, 2017.  Management believes that the amount of unallocated reserve for loan losses is appropriate and will continue to evaluate it on an ongoing basis.
We classify our loan portfolios using asset quality ratings. The credit quality table in Note 5, Loans and Allowance for Loan and Lease Losses above in Item 1, provides a summary of loans by portfolio type and asset quality ratings as of September 30, 2017 and December 31, 2016. Loans totaled approximately $1.0 billion at September 30, 2017, an increase of $93.5 million from $946.5 million at December 31, 2016. The disaggregation of the loan portfolio by risk rating in the credit quality table located in Note 5 reflects the following changes that occurred between December 31, 2016 and September 30, 2017:

•
Loans rated “Pass” totaled $1.0 billion, an increase of $126.1 million from $879.8 million at December 31, 2016. The increase was primarily attributable to new loan growth and upgrades of $2.9 million and $4.8 million from “Special Mention” and “Substandard”, respectively, partially offset by downgrades to “Special Mention” and “Substandard" of $7.6 million and $6.2 million, respectively, and paydowns of principal payments.

•
Loans rated “Special Mention” totaled $17.2 million, an increase of $2.4 million from $14.7 million at December 31, 2016. The increase was primarily the result of $7.6 million downgraded from “Pass”, $667 thousand upgraded from “Substandard”, and $497 thousand of existing line draws, partially offset by $2.9 million upgraded to “Pass”, $795 thousand downgraded to “Substandard” and payoffs and principal payments.

•
Loans rated “Substandard” totaled $16.9 million, a decrease of $31.8 million from $48.7 million at December 31, 2016. This decrease was primarily the result of $32.4 million in principal payments, $4.8 million of loans upgraded to “Pass”, $826 thousand upgraded to “Special Mention” and $3.1 million of loans charged off, partially offset by $6.2 million downgraded from “Pass”, $497 thousand downgraded from “Special Mention” and $2.7 million upgraded from “Doubtful”.

•
Loans rated “Doubtful” totaled $0.0 million, a decrease of $3.3 million from $3.3 million at December 31, 2016. This decrease was the result of two commercial loans of $3.2 million upgraded to “Substandard” and the payoff of $151 thousand related to one commercial loan.

Our loss migration analysis currently utilizes a series of twelve staggered 16-quarter migration periods, which was increased during the second quarter of 2015 from four staggered 16-quarter migration periods in order to broaden the loss experience incorporated into the analysis. As a result, for purposes of determining applicable loss factors at September 30, 2017, our migration analysis covered the period from March 31, 2012 to September 30, 2016. We believe this was consistent with and reasonably reflects current economic conditions, portfolio trends and the risks that were inherent in our loan portfolio at September 30, 2017.
The table below sets forth loan delinquencies, by quarter, for the five preceding quarters ended September 30, 2017.

	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016
Loans Delinquent:	(Dollars in thousands)
90 days or more:
Commercial loans	$2,212	$12,261	$15,406	$13,946	$8,663
Commercial real estate	—	—	432	1,003	1,011
Construction and land development loans	—	—	—	—	—
	2,212	12,261	15,838	14,949	9,674
30-89 days:
Commercial loans	1,561	4,129	1,239	7,055	6,287
Commercial real estate	955	968	995	4,142	1,034
Residential mortgages	—	—	—	—	62
Consumer loans	—	—	261	38	—
	2,516	5,097	2,495	11,235	7,383
Total Past Due(1):	$4,728	$17,358	$18,333	$26,184	$17,057

(1)	Past due balances include nonaccrual loans.
As the above table indicates, total past due loans decreased by $21.5 million, to $4.7 million at September 30, 2017 from $26.2 million at December 31, 2016. Loans past due 90 days or more decreased by $12.7 million, to $2.2 million at September 30, 2017, from $14.9 million at December 31, 2016 primarily resulting from $13.4 million of payoffs and one loan relationship of $1.5 million brought current, partially offset by $1.1 million migrating from "30-89 days past due" to "past due 90 days or more" and additions of $1.1 million.
Loans 30-89 days past due decreased by $8.7 million to $2.5 million at September 30, 2017 from $11.2 million at December 31, 2016 primarily attributable to $1.1 million moving to “past due 90 days or more”, $4.6 million of payoffs, $2.1 million brought current, and $2.0 million charged off, partially offset by $1.3 million of additions.
Deposits
Average Balances of and Average Interest Rates Paid on Deposits
Set forth below are the average amounts of, and the average rates paid on, deposits for the nine months ended September 30, 2017 and year ended December 31, 2016:

	Nine Months Ended September 30, 2017		Year Ended December 31, 2016
	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)
Noninterest bearing demand deposits	$321,808	—	$299,447	—
Interest-bearing checking accounts	88,962	0.38%	60,024	0.27%
Money market and savings deposits	340,464	0.82%	327,401	0.63%
Time deposits(1)	279,630	1.18%	263,569	0.99%
Total deposits	$1,030,864	0.62%	$950,441	0.51%

(1)	Comprised of time certificates of deposit in denominations of less than and more than $100,000.
Deposit Totals
Deposits totaled $1.1 billion at September 30, 2017 as compared to $1.0 billion at December 31, 2016. The following table provides information regarding the mix of our deposits at September 30, 2017 and December 31, 2016:

	At September 30, 2017		At December 31, 2016
	Amounts	% of Total Deposits	Amounts	% of Total Deposits
	(Dollars in thousands)
Deposits
Noninterest bearing demand deposits	$320,248	30.5%	$332,573	33.2%
Savings and other interest-bearing transaction deposits	406,469	38.5%	410,819	41.0%
Time deposits(1)	327,803	31.1%	257,908	25.8%
Total deposits	$1,054,520	100.0%	$1,001,300	100.0%

(1)	Comprised of time certificates of deposit in denominations of less than and more than $100,000.
Certificates of deposit in denominations of $100,000 or more, on which we pay higher rates of interest than on other deposits, aggregated $296.9 million, or 28.2%, of total deposits at September 30, 2017, as compared to $227.2 million, or 22.7%, of total deposits at December 31, 2016.
Set forth below is a maturity schedule of domestic time certificates of deposit outstanding at September 30, 2017 and December 31, 2016:

	September 30, 2017		December 31, 2016
Maturities	Certificates of Deposit Under $ 100,000	Certificates of Deposit $100,000 or more	Certificates of Deposit Under $100,000	Certificates of Deposit $100,000 or more
	(Dollars in thousands)
Three months or less	$6,094	$45,856	$9,269	$72,671
Over three and through six months	9,419	77,952	4,794	35,800
Over six and through twelve months	11,105	97,817	11,077	75,932
Over twelve months	4,244	75,316	5,577	42,788
Total	$30,862	$296,941	$30,717	$227,191

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
Our liquid assets, which included cash and due from banks, federal funds sold, interest earning deposits that we maintain with financial institutions and unpledged securities available for sale (excluding FRBSF and FHLB stock) totaled $126.5 million, which represented 10% of total assets, at September 30, 2017. We believe that our cash and cash equivalent resources, together with available borrowings under our credit facilities, will be sufficient to meet normal operating requirements for at least the next twelve months, including to enable us to meet any increase in deposit withdrawals that might occur in the foreseeable future.
Cash Flow Provided by Operating Activities. During the nine months ended September 30, 2017, operating activities provided net cash of $7.8 million, primarily attributable to our net income of $8.0 million, partially offset by an increase in our other assets and accrued interest receivable. During the nine months ended September 30, 2016, operating activities provided net cash of $2.3 million, attributable to non-cash adjustments to our net loss, which primarily related to the provision for loan and lease losses and the valuation allowance established on our deferred tax asset during the nine months ended September 30, 2016.
Cash Flow Used in Investing Activities. During the nine months ended September 30, 2017, investing activities used net cash of $93.0 million, primarily attributable to $95.7 million used to fund an increase in loans and $3.0 million for the purchase of securities available for sale and stock, partially offset by $5.7 million of cash from maturities of and principal payments on securities available for sale and other stock. During the nine months ended September 30, 2016, investing activities used net cash of $18.5 million, primarily attributable to $25.7 million used to fund an increase in loans, partially offset by $6.0 million of cash from maturities and principal payments on securities available for sale and proceeds of $757 thousand from the sale of OREO.
Cash Flow Provided by Financing Activities. During the nine months ended September 30, 2017, financing activities provided net cash of $54.2 million, consisting of a $53.2 million increase in our deposits, which was primarily the result of new client acquisition, $30.0 million in proceeds from FHLB borrowings and $996 thousand from the exercise of stock options, partially offset by a $30.0 million decrease in borrowings. During the nine months ended September 30, 2016, financing activities provided net cash of $46.8 million, consisting of a $56.3 million increase in our deposits, which was primarily the result of new client acquisition, partially offset by a $10.0 million decrease in borrowings.
Ratio of Loans to Deposits. The relationship between gross loans and total deposits can provide a useful measure of a bank’s liquidity. Since repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loan-to-deposit ratio the less liquid are our assets. On the other hand, since we realize greater yields on loans than we do on investments, a lower loan-to-deposit ratio can adversely affect interest income and earnings. As a result, our goal is to achieve a loan-to-deposit ratio that appropriately balances the requirements of liquidity and the need to generate a fair return on our assets. At September 30, 2017 and December 31, 2016, the loan-to-deposit ratio was 99% and 95%, respectively.
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
The following table sets forth the capital and capital ratios of the Company (on a consolidated basis) and the Bank (on a stand-alone basis) at September 30, 2017, as compared to the respective regulatory requirements applicable to them.

			Applicable Federal Regulatory Requirement
			For Capital Adequacy Purposes		To be Categorized As Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total Capital to Risk Weighted Assets:
Company	$142,421	12.2%	$100,550	At least 8.625	N/A	N/A
Bank	134,355	11.6%	100,370	At least 8.625	$116,371	At least 10.0
Common Equity Tier 1 Capital to Risk Weighted Assets:
Company	$110,839	9.5%	$59,747	At least 5.125	N/A	N/A
Bank	119,799	10.3%	59,640	At least 5.125	$75,641	At least 6.5
Tier 1 Capital to Risk Weighted Assets:
Company	$127,839	11.0%	$77,234	At least 6.625	N/A	N/A
Bank	119,799	10.3%	77,095	At least 6.625	$93,096	At least 8.0
Tier 1 Capital to Average Assets:
Company	$127,839	10.8%	$47,387	At least 4.0	N/A	N/A
Bank	119,799	10.2%	47,174	At least 4.0	$58,967	At least 5.0
As the above table indicates, at September 30, 2017, the Bank (on a stand-alone basis) qualified as a “well—capitalized” institution, and the capital ratios of the Company (on a consolidated basis) exceeded the capital ratios mandated for bank holding companies, under federally mandated capital standards and federally established prompt corrective action regulations. Since September 30, 2017, there have been no events or circumstances known to us which have changed or which are expected to result in a change in the Company’s or the Bank’s classifications as well-capitalized institutions.
In early July 2013, the Federal Reserve Board and the FDIC issued final rules implementing the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act changes.  The rules revise minimum capital requirements and adjust prompt corrective action thresholds.  The final rules revise the regulatory capital elements, add a new common equity Tier 1 capital ratio, increase the minimum Tier 1 capital ratio requirement, and implement a new capital conservation buffer.  The rules also permit certain banking organizations to retain, through a one-time election, the existing treatment for accumulated other comprehensive income.  The final rules took effect for community banks on January 1, 2015, subject to a transition period for certain parts of the rules.  At September 30, 2017 the Bank (on a stand-alone basis) continued to qualify as a well-capitalized institution, and the Company continued to exceed the minimum required capital ratios applicable to it, under the capital adequacy guidelines described above.
The consolidated total capital and Tier 1 capital of the Company at September 30, 2017 includes an aggregate of $17.0 million principal amount of the $17.5 million of 30-year junior subordinated debentures that we issued in 2002 and 2004 (the “Debentures”). See “—Contractual Obligations—Junior Subordinated Debentures” below for additional information. We contributed the net proceeds from the sales of the Debentures to the Bank, thereby providing it with additional cash to fund the growth of its banking operations and, at the same time, to increase its total capital and Tier 1 capital.
Quarterly interest payments on the Debentures require prior approval of the FRBSF. As of September 30, 2017, we were current on all interest payments.
Dividend Policy and Share Repurchase Programs.
It is, and since the beginning of 2009 it has been, the policy of the Boards of Directors of the Company and the Bank to preserve cash to enhance our capital positions and the Bank’s liquidity. In addition, we have agreed that the Bank will not, without the FRB and the CDBO's prior written approval, pay any dividends to Bancorp. Accordingly, we do not expect to pay dividends or make share repurchases for the foreseeable future.
The principal source of cash available to a bank holding company consists of cash dividends from its bank subsidiaries. There are currently several restrictions on the Bank’s ability to pay us cash dividends. Government regulations, including the laws of the State of California, as they pertain to the payment of cash dividends by California state chartered banks, limits the amount of funds that the Bank is permitted to dividend to us. Further, Section 23(a) of the Federal Reserve Act limits the amounts that a bank may loan to its bank holding company to an aggregate of no more than 10% of the bank subsidiary’s capital surplus and retained earnings and requires that such loans be secured by specified assets of the bank holding company. We have committed to obtaining approval from the FRB and the CDBO prior to Bancorp paying any dividends, or making any distributions representing interest, principal or other sums on subordinated debentures or trust preferred securities. There can be no assurance that our regulators will approve such payments or dividends in the future. Refer to “Regulatory Matters” in Item 1 of our 2016 Form 10-K and Note 14, Shareholders’ Equity in the notes to our consolidated financial statements on our 2016 Form 10-K for more detail regarding the regulatory restrictions on our and the Bank's ability to pay dividends. While restrictions on the payment of dividends from the Bank to us exist, there are no restrictions on the dividends that PMAR may pay us. As of September 30, 2017, PMAR has approximately $1.9 million in assets and could provide us with additional cash if required. In addition, we currently have sufficient cash on hand to meet our cash obligations. As a result, we do not expect that these restrictions will impact our ability to meet our cash obligations.

Off-Balance Sheet Arrangements
Loan Commitments and Standby Letters of Credit. To meet the financing needs of our customers in the normal course of business, we are a party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit and standby letters of credit. At September 30, 2017 and December 31, 2016, we were committed to fund certain loans including letters of credit amounting to approximately $323 million and $317 million, respectively.
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
Contractual Obligations
Borrowings. As of September 30, 2017, we had $15.0 million of outstanding borrowings from the FHLB. These borrowings matured and were repaid on October 2, 2017. The interest rate on these borrowings was 1.14%. At September 30, 2017, $642 million of loans were pledged to support our unfunded borrowing capacity. At September 30, 2017, we had unused borrowing capacity of $294 million with the FHLB.
The highest amount of borrowings outstanding at any month-end during the nine months ended September 30, 2017 was $15.0 million. The highest amount of borrowings outstanding at any month end in 2016 consisted of $15.0 million of borrowings from the FHLB.
Junior Subordinated Debentures. Pursuant to rulings of the Federal Reserve Board, bank holding companies were permitted to issue long term subordinated debt instruments that, subject to certain conditions, would qualify as and, therefore, augment capital for regulatory purposes. At September 30, 2017, we had outstanding approximately $17.5 million principal amount of Debentures, of which $17.0 million qualified as additional Tier 1 capital for regulatory purposes as of September 30, 2017.
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

These Debentures require quarterly interest payments, which are used to make quarterly distributions required to be paid on the corresponding trust preferred securities. Subject to certain conditions, we have the right, at our discretion, to defer those interest payments, and the corresponding distributions on the trust preferred securities, for up to five years. Exercise of this deferral right does not constitute a default of our obligations to pay the interest on the Debentures or the corresponding distributions that are payable on the trust preferred securities. We have committed to obtaining approval from the FRB and the CDBO prior to making any distributions representing interest, principal or other sums on subordinated debentures or trust preferred securities. Refer to “Regulatory Matters” in Item 1 of our 2016 Form 10-K for further detail. As of September 30, 2017, we were current on all interest payments. There can be no assurance that our regulators will approve such payments in the future.
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
Under our credit risk management structure, each loan is assigned an internal asset quality rating that is based on defined credit standards. While the criteria may vary by product, each rating focuses on the borrower’s inherent operating risks, the quality of management, historical financial performance, financial capacity, the stability of profits and cash flow, and the adequacy of the secondary repayment sources. Asset quality ratings for each loan are monitored and reassessed on an ongoing basis. If necessary, ratings are adjusted to reflect changes in the client's financial condition, cash flow, financial position, or the absence of current financial information. During the three months ended September 30, 2016, the Company downgraded $48 million in loans as part of a comprehensive credit review. During the year subsequent to September 30, 2016, the Company has received $33.7 million in principal payments, net of advances, on these loans, $5.5 million in loan upgrades have been made and there have been charge-offs of $1.6 million on these loans, accounting for 85% of the total amount of loans downgraded during the third quarter of 2016. The loan upgrades were reviewed and confirmed by third parties during the first half of 2017. The Company anticipates the progress on the remaining $7.2 million in loan downgrades taken in the third quarter of 2016 to be reflected in our results in future reporting periods, and cannot predict the timing as to when these credits will be resolved. Refer to “Financial Condition — Allowance for Loan and Lease Losses” above in this Item 2 for further detail regarding our internal asset quality ratings.
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
We measure interest rate risk and the effect of changes in market interest rates using a net interest income simulation analysis. The analysis incorporates our balance sheet as of September 30, 2017 and assumptions that reflect the current interest rate environment. The analysis estimates the interest rate impact of a parallel increase in interest rates over a twelve-month horizon.
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
The estimated changes in net interest income for a twelve-month period based on changes in the interest rates applied as of September 30, 2017 were as follows:

Change in Market Interest Rates (basis points)	Amount ($)	Percent (%)
	(in thousands)
+200	$3,881	8.7%
+100	1,929	4.3%
-100	(3,894)	(8.7)%
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

The estimated changes in EVE based on interest rates applied as of September 30, 2017 were as follows:

Change in Market Interest Rates (basis points)	Amount ($)	Percent (%)
	(in thousands)
+200	$19,450	12.5%
+100	10,342	6.7%
-100	(1,045)	(0.7)%

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
There have been no significant changes during the nine months ended September 30, 2017 to the items that we disclosed as our critical accounting policies and estimates in Critical Accounting Policies within Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2016 Form 10-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to certain financial risks, which are discussed in detail in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Credit Risk and Market Risk sections.

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
As required by SEC rules, an evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness, as of September 30, 2017, of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2017, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 3, 2017.

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

3.4
Certificate of Determination of Rights, Preferences, Privileges and Restrictions of Series A Convertible 10% Cumulative Preferred Stock of Pacific Mercantile Bancorp. (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (No. 000-30777) dated October 9, 2009 and filed with the Commission on October 13, 2009.)

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