Form 10-K
period 2017-12-31
PACIFIC MERCANTILE BANCORP
filed 2018-03-02
CIK 1109546

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Securities Exchange Act Rule 12b-2). Yes  ☐    No  ☒
The aggregate market value of voting shares held by non-affiliates of registrant as of the last business day of the registrant's most recently completed second fiscal quarter, which was determined on the basis of the closing price of registrant’s shares of common stock on June 30, 2017, was approximately $134,918,450.
As of February 28, 2018, there were 23,305,932 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Except as otherwise stated therein, Part III of the Form 10-K is incorporated by reference from the Registrant’s Definitive Proxy Statement which is expected to be filed with the Commission on or before April 30, 2018 for its 2018 Annual Meeting of Shareholders.

PACIFIC MERCANTILE BANCORP
ANNUAL REPORT ON FORM 10K
FOR THE YEAR ENDED DECEMBER 31, 2017

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

PART I

ITEM 1.     BUSINESS
Background
Pacific Mercantile Bancorp is a California corporation that owns 100% of the stock of Pacific Mercantile Bank, a California state chartered commercial bank (which, for convenience, will sometimes be referred to in this Report as the “Bank”). The capital stock of the Bank is our principal asset and substantially all of our business operations are conducted and substantially all of our assets are owned by the Bank which, as a result, accounts for substantially all of our revenues, expenses and income. As the owner of a commercial bank, Pacific Mercantile Bancorp is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (the “Bank Holding Company Act”), and, as such, our operations are regulated by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board” or the “FRB”) and the Federal Reserve Bank of San Francisco (“FRBSF”) under delegated authority from the FRB. See “Supervision and Regulation” below in this Item 1 of this Report. PM Asset Resolution, Inc. (“PMAR”) is a wholly owned subsidiary of Pacific Mercantile Bancorp, which exists for the purpose of purchasing certain non-performing loans and other real estate from the Bank and thereafter collecting on or disposing of those assets. For ease of reference, we will sometimes use the terms “Company,” “we,” “our,” or “us” in this Report to refer to Pacific Mercantile Bancorp on a consolidated basis and “PM Bancorp,” “Bancorp” or “PMBC” to refer to Pacific Mercantile Bancorp on a “stand-alone” or unconsolidated basis.
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
We will continue to focus our services and offer products primarily to small to mid-size businesses and professional firms in order to achieve internal growth of our banking franchise. We believe this focus will enable us to grow our loan portfolio and other earning assets and increase our core deposits (consisting of non-interest bearing demand, and lower-cost savings and money market deposits), with a goal to increase our net interest margin and improve our profitability. We also believe that, with our existing technology systems, we have the capability to increase the volume of our banking transactions without having to incur the cost or disruption of a major computer enhancement program.
Following our transition to a commercial banking model, it has become clear that our current client base is well served through our treasury management tools and rarely makes use of full-service branches. We reduced the size of several branches during 2016 and in 2017. The resultant cost savings from the branch reorganization was redeployed to expand our business development team and more actively promote our online banking. We will continue to explore opportunities to create efficiencies in our office locations and redeploy those cost savings. As we add more relationship managers, we believe we can better penetrate our core markets and accelerate the growth of our commercial customer base.

Our Commercial Banking Operations
We seek to meet the banking needs of small and mid-size businesses and professional firms by providing our customers with:

•
A broad range of loan and deposit products and banking and financial services, more typically offered by larger banks, in order to gain a competitive advantage over independent or community banks that do not provide the same range or breadth of services that we are able to provide to our customers; and

•
A high level of personal service and responsiveness, more typical of independent and community banks, which we believe gives us a competitive advantage over large out-of-state and other large multi-regional banks that may be unable, or unwilling, due to the expense involved, to provide that same level of personal service to this segment of the banking market.

Deposit Products
Deposits are a bank’s principal source of funds for making loans and acquiring other interest earning assets. Additionally, the interest expense that a bank must incur to attract and maintain deposits has a significant impact on its operating results. A bank’s interest expense, in turn, will be determined in large measure by the types of deposits that it offers to, and is able to attract from, its customers. Generally, banks seek to attract “core deposits” which consist of demand deposits that bear no interest and low cost interest-bearing checking, savings and money market deposits. By comparison, time deposits (also sometimes referred to as “certificates of deposit”), including those in denominations of $100,000 or more, usually bear much higher interest rates and are more interest-rate sensitive and volatile than core deposits. A bank that is not able to attract significant amounts of core deposits must rely on more expensive time deposits or alternative sources of cash, such as Federal Home Loan Bank (“FHLB”) borrowings, to fund interest-earning assets, which means that its cost of funds are likely to be higher and, as a result, its net interest margin is likely to be lower than a bank with a higher proportion of core deposits. See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Results of Operations-Net Interest Income” in Item 7 of this Report.
The following table sets forth information regarding the composition, by type of deposits, maintained by our customers during the year ended and as of December 31, 2017:

	Average Balance During the Year Ended December 31, 2017	Balance at December 31, 2017
	(Dollars in thousands)
Type of Deposit
Noninterest-bearing checking accounts(1)	$326,105	$338,273
Interest-bearing checking accounts	87,771	89,179
Money market and savings deposits	334,703	350,605
Certificates of deposit(2)	298,531	361,336
Totals	$1,047,110	$1,139,393

(1)
Excludes noninterest bearing deposits maintained at the Bank by the Company with an annual average balance of $9.4 million for the year ended December 31, 2017 and a balance of $13.6 million at December 31, 2017. Excludes noninterest bearing deposits maintained at the Bank by PMAR with an annual average balance of $1.9 million for the year ended December 31, 2017 and a balance of $145 thousand at December 31, 2017.

(2)
Comprised of time certificates of deposit in varying denominations under and over $100,000. Excludes certificates of deposit maintained by the Company at the Bank with an average balance of $249,000 for the year ended December 31, 2017 and a balance at December 31, 2017 of $250,000. Excludes certificates of deposit maintained by PMAR at the Bank with an average balance of $102,000 for the year ended December 31, 2017 and a balance at December 31, 2017 of $102,000.

Loan Products
We offer our customers a number of different loan products, including commercial loans and credit lines, accounts receivable and inventory financing, SBA guaranteed business loans, and owner-occupied commercial real estate loans. The following table sets forth the types and the amounts of our loans that were outstanding as of December 31, 2017:

	At December 31, 2017
	Amount	Percent of Total
	(Dollars in thousands)
Commercial loans	$394,493	37.1%
Commercial real estate loans – owner occupied	214,365	20.1%
Commercial real estate loans – all other	228,090	21.4%
Residential mortgage loans – multi-family	114,302	10.7%
Residential mortgage loans – single family(1)	24,848	2.3%
Land development loans	34,614	3.3%
Consumer loans	53,918	5.1%
Gross loans	$1,064,630	100.0%

(1)	These loans originated prior to March 2014 and our subsequent exit from the mortgage business and are retained in our loan portfolio as a loan diversification strategy.

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

Competitive Conditions in Online Banking
There are a number of banks that offer services exclusively over the internet, such as E*TRADE Bank, and other banks, such as Bank of America and Wells Fargo Bank, that market their internet banking services to their customers nationwide. We believe that only the larger of the commercial banks with which we compete offer the comprehensive set of online banking tools and services that we offer to our customers. However, most community banks do offer varying levels of internet banking services to their customers by relying on third party vendors to provide the functionality they need to provide such services. Additionally, many of the larger banks have greater market presence and greater financial resources to market their internet banking services than do we. Moreover, new competitors (including non-bank fintech start-ups) and other competitive factors have emerged over the past few years as part of the rapid development of internet commerce. We believe that these findings support our strategic decision, made at the outset of our business, to offer customers the benefits of both traditional and online banking services. However, utilization trends continue to show that our clients largely favor online banking services over traditional branch services. Thus, we have reduced and expect to continue to reduce the size of our branches and are redeploying the cost savings to expand our business development team and to more actively promote our online banking. We believe that this strategy has been an important factor in our recent growth in core deposits and will contribute to our growth in the future. See “BUSINESS — Our Business Strategy” earlier in this Item 1 of this Report.
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

Pacific Mercantile Bancorp
PM Bancorp is a registered bank holding company subject to regulation under the Bank Holding Company Act. Pursuant to the Bank Holding Company Act, PM Bancorp is subject to supervision and periodic examination by, and are required to file periodic reports with, the Federal Reserve Board. PM Bancorp is also a bank holding company within the meaning of the California Financial Code. As such, PM Bancorp and its subsidiaries are subject to supervision and periodic examination by, and may be required to file reports with, the CDBO.
As a bank holding company, PM Bancorp is allowed to engage, directly or indirectly, only in banking and other activities that the Federal Reserve Board deems to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Bank holding companies that meet certain eligibility requirements prescribed by the Bank Holding Company Act and elect and retain "financial holding company" status may engage in broader securities, insurance, merchant banking and other activities that are determined to be "financial in nature" or are incidental or complementary to activities that are financial in nature without prior FRB approval. PM Bancorp has not elected financial holding company status and neither PM Bancorp nor the Bank has engaged in any activities for which financial holding company status is required.
As a bank holding company, PM Bancorp is also required to obtain the prior approval of the Federal Reserve Board for the acquisition of more than 5% of the outstanding shares of any class of voting securities, or of substantially all of the assets, by merger with or purchase of (i) any bank or other bank holding company and (ii) any other entities engaged in banking-related businesses or that provide banking-related services.
The Dodd-Frank Act requires PM Bancorp to act as a source of financial strength to the Bank including committing resources to support the Bank even at times when PM Bancorp may not be in a financial position to do so. It is the Federal Reserve Board’s policy that, in serving as a source of strength to its subsidiary banks, a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. For these reasons, among others, the Federal Reserve Board requires all bank holding companies to maintain capital at or above certain prescribed levels. A bank holding company’s failure to meet these requirements will generally be considered by the Federal Reserve Board to be an unsafe and unsound banking practice or a violation of the Federal Reserve Board’s regulations or both, which could lead to the imposition of restrictions on the offending bank holding company, including restrictions on its further growth. See the discussion below under the caption “Prompt Corrective Action.” In addition, under the cross‑guarantee provisions of the Federal Deposit Insurance Act (“FDIA”), the FDIC can hold any FDIC‑insured depository institution liable for any loss suffered or anticipated by the FDIC in connection with (i) the default of a commonly controlled FDIC‑insured depository institution or (ii) any assistance provided by the FDIC to such a commonly controlled institution.
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
Federal Home Loan Bank System. The Bank is a member of the FHLB of San Francisco. Among other benefits, each FHLB serves as a reserve or central bank for its members within its assigned region and makes available loans or advances to its member banks. Each FHLB is financed primarily from the sale of consolidated obligations of the FHLB system. As an FHLB member, the Bank is required to own a certain amount of capital stock in the FHLB. At December 31, 2017, the Bank was in compliance with the FHLB’s stock ownership requirement. Historically, the FHLB has paid dividends on its capital stock to its members.
FRB Deposit Reserve Requirements. The Federal Reserve Board requires all federally-insured depository institutions to maintain noninterest bearing reserves at specified levels against their transaction accounts. At December 31, 2017, the Bank was in compliance with these requirements.
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
Regulatory Matters. We have agreed to and have submitted to the FRB and the CDBO for review and approval a plan to maintain sufficient capital at the Bank and an appropriate allowance for loan and lease losses, a two-year strategic plan covering 2017 and 2018 and budget to restore the Bank's profitability, and a plan with acceptable written lending and collection policies to ensure adequate control of credit risk and lending functions; we have received approval of these plans as submitted and have agreed to submit an approved budget for subsequent calendar years. In addition, among other things, we have agreed that we will not, without the FRB and the CDBO's prior written approval, (i) receive any dividends or any other form of payment or distribution from the Bank, or (ii) declare or pay any dividends, make any payments on trust preferred securities, or make any other capital distributions. We further agreed to notify the FRB and the CDBO prior to effecting certain changes to our senior executive officers and board of directors.
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

These capital requirements were modified effective as of January 1, 2015 in connection with commencement of Basel III Capital Rules described below. Through 2014, we were required to maintain Tier 1 capital and “total capital” (the sum of Tier 1 and Tier 2 capital) equal to at least 4.0% and 8.0%, respectively, of our total risk-weighted assets (including various off-balance-sheet items, such as letters of credit). The Bank, like other depository institutions, was required to maintain similar capital levels under capital adequacy guidelines. In addition, for a depository institution to be considered “well capitalized” under the regulatory framework for prompt corrective action, its Tier 1 and total capital ratios must have been at least 6.0% and 10.0% on a risk-adjusted basis, respectively.
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
Under the Basel III Capital Rules, the initial minimum capital ratios (including the applicable increment of the capital conservation buffer) as of January 1, 2017 were as follows:
•5.75% CET1 to risk-weighted assets

•	7.25% Tier 1 capital to risk-weighted assets.

•	9.25% Total capital to risk-weighted assets.

•	4.0% Tier 1 capital to average assets.
As of January 1, 2018, the required minimum ratios for CET1, Tier 1 capital and Total capital were increased by the capital conservation buffer increment of 0.625%, to 6.375%, 7.875% and 9.875%, respectively.
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
As of December 31, 2017, the capital levels of the both the Company and the Bank exceed the minimums necessary to be categorized as well capitalized under the Basel III Capital Rules, including the applicable capital conservation buffers. See “See “Item 7. — MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Capital Resources — Regulatory Capital Requirements Applicable to Banking Institutions.”
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
Prompt Corrective Action
The FDIA, requires among other things, the federal banking agencies to take “prompt corrective action” in respect of depository institutions that do not meet minimum capital requirements. The FDIA includes the following five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” A depository institution’s capital tier will depend upon how its capital levels compare with various relevant capital measures and certain other factors, as established by regulation. The relevant capital measures are the total capital ratio, the Tier 1 capital ratio and the leverage ratio. The Basel III Capital Rules affect the capital requirements for prompt corrective action purposes also.
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
At December 31, 2017, the Bank (on a stand-alone basis) continued to qualify as a well-capitalized institution, and the Company continued to exceed the minimum required capital ratios applicable to it, under the capital adequacy guidelines described above.
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
Additionally, all FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation (“FICO”), an agency of the Federal government established to recapitalize the predecessor to the DIF. The FICO assessment rates, which are determined quarterly, averaged approximately 0.00540% of insured deposits in fiscal 2017. These assessments will continue until the FICO bonds mature through 2019.
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
Employees
As of December 31, 2017, we employed 166 persons on a full-time equivalent basis and 2 persons on a part-time basis for a total of 168 persons. None of our employees are covered by a collective bargaining agreement. We believe relations with our employees are good.
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

•
an increase in the volume of loans that become delinquent or the number of borrowers that file for protection under bankruptcy laws or default on their home loans or commercial loan obligations to us, either of which could result in a higher level of non-performing assets and cause us to increase our allowance for loan and lease losses (“ALLL”), thereby reducing our earnings.

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
We could incur losses on the loans we make and underwriting practices may not protect us against losses in our loan portfolio.
Loan defaults and the incurrence of losses on the loans we make are an inherent risk of the banking business. That risk previously had been exacerbated by a significant slowdown in the housing markets and significant increases in real estate loan foreclosures in Los Angeles, Orange, Riverside, San Bernardino and San Diego counties of California where most of our customers are based. This slowdown was attributable to declining real estate prices, excess inventories of unsold homes, high vacancy rates at commercial properties and increases in unemployment and a resulting loss of confidence about the future among businesses and consumers that had combined to adversely affect business and consumer spending. These conditions led to increases in our non-performing assets in prior periods, which required us to record loan charge-offs and write-downs in the carrying values of real properties that we acquired by or in lieu of foreclosure and caused us to incur losses in those periods. While conditions in the housing markets have improved, including increased real estate prices, lower vacancy rates at commercial properties and continued improvement in unemployment, future weakness in economic conditions could result in additional loan charge-offs and asset write-downs that would require us to increase the provisions we make for loan losses and losses on real estate owned that could have a material adverse effect on our future operating results, financial condition and capital.
In addition, we seek to mitigate the risks inherent in our loan portfolio by adhering to specific underwriting practices, including: analyzing a borrower’s credit history, financial statements, tax returns and cash flow projections; valuing collateral based on reports of independent appraisers; and verifying liquid assets. Although we believe that our underwriting criteria are, and historically have been, appropriate for the various kinds of loans we make, we have incurred losses on loans that have met these criteria, and may continue to experience higher than expected losses depending on economic factors and consumer behavior. In addition, our ability to assess the creditworthiness of our customers may be impaired if the models and approaches we use to select, manage, and underwrite our customers become less predictive of future behaviors.
A portion of our loan portfolio is secured by real estate, and events that negatively impact the real estate market could adversely affect asset quality and profitability for our loans secured by real property.
Many of the loans in our portfolio are secured by real estate. For instance, the majority of our commercial real estate loans, which represented 41.6% of our total loans outstanding as of December 31, 2017, are secured by first trust deeds on nonresidential real property. Payments on these loans depend to a large degree on the rental income stream from the properties and the global cash flows of the borrowers. A downturn in the economy, generally, or in the real estate market where the collateral for a real estate loan is located, specifically, could negatively affect the borrower's ability to repay the loan and the value of the collateral securing the loan, which, in turn, could have an adverse effect on our profitability and asset quality. In addition, unexpected decreases in commercial real estate prices coupled with slow economic growth and elevated levels of unemployment could drive losses beyond that provided for in our ALLL, which could adversely affect our operating results and financial condition.
We may be required to increase our ALLL which would adversely affect our financial performance in the future.
On a quarterly basis we evaluate and conduct an analysis to determine the probable and estimable losses inherent in our loan portfolio. However, this evaluation requires us to make a number of estimates and judgments regarding the financial condition and creditworthiness of a significant number of our borrowers, the sufficiency of the collateral securing our loans, including the fair value of the properties collateralizing our outstanding loans, which may depreciate over time, be difficult to appraise and fluctuate in value, and economic trends that could affect the ability of borrowers to meet their payment obligations to us. Based on those estimates and judgments, we make determinations, which are necessarily subjective, with respect to (i) the adequacy of our ALLL to provide for write-downs in the carrying values and charge-offs of loans that may be required in the future and (ii) the need to increase the ALLL by means of a charge to income (commonly referred to as the provision for loan and lease losses). If those estimates or judgments prove to have been incorrect due to circumstances outside our control, the ineffectiveness of our credit administration or for other reasons or the Bank’s regulators come to a different conclusion regarding the adequacy of the Bank’s ALLL, we could have to increase the provisions we make for loan losses, which could reduce our income or could cause us to incur operating losses in the future. Moreover, additions to the allowance may be necessary based on changes in economic and real estate market conditions, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control. These additions may require increased provision expense, which could negatively impact our results of operations.
Our underwriting practices may not protect us against losses in our loan portfolio.
We maintain a comprehensive credit policy that includes specific underwriting guidelines as well as standards for loan origination and reporting and portfolio management. Our underwriting guidelines outline specific standards and risk management criteria for each lending product offered. We seek to mitigate the risks inherent in our loan portfolio by adhering to these specific underwriting guidelines. Although we believe that our underwriting criteria are, and historically have been, appropriate for the various kinds of loans we make, we have incurred losses on loans that have met these criteria, and may continue to experience higher than expected losses depending on economic factors and consumer behavior. Our ability to assess the creditworthiness of our customers may be impaired if the models and approaches we use to select, manage, and underwrite our customers become less predictive of future behaviors. Further, we may have higher credit risk, or experience higher credit losses, to the extent our loans are concentrated by loan type, industry segment, borrower type, or location of the borrower or collateral.
Current loan concentrations or strategic and tactical changes in loan types, geographic locations and loan concentrations may expose us to increased risks.
From 2008 to present, in light of the industry-wide real estate loan losses prevalent in our markets, and in order to transition from a transaction based approach to a long-term relationship based approach, the bank strategically exited the residential mortgage business and purposely increased non-real estate lending activity such as commercial and industrial and asset-based lending.  Since 2008, our real estate loans as a percentage of the overall portfolio have generally declined. At the same time, the commercial and industrial and asset-based loans as a percentage of the entire loan portfolio have generally increased.  Relative to other banks in our market, we may at any given time have loan concentrations in real estate, commercial and industrial or asset-based, that are higher or lower than other banks with which we compete.  Since commercial and industrial and asset-based business loans generally have shorter term durations and variable rates, we believe this positions us well in a rising interest rate environment, reduces real estate risk exposures and better positions us for future profits.   However, this current strategy and any subsequent periodic changes in strategic or tactical direction that affects our loan portfolio mix, loan types, geographic locations and concentrations could also have the effect of increasing our overall risk exposure.  To manage these risks, we continuously monitor our loan concentration risk exposures relative to expenses, anticipated returns, forecast and actual losses and competitive outlook, and this proactive risk management could result in us temporarily or permanently changing/updating our strategy, tactics, loan types, geographic locations and concentrations, including possible changes implemented without or prior to public disclosure.
Our focus on lending to small to mid-sized businesses and professional firms may increase our credit risk.

Most of our commercial business and commercial real estate loans are made to small or midsize businesses and professional firms. These businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities and have a heightened vulnerability to economic conditions. If general economic conditions in the markets in which we operate negatively impact this important customer sector, our results of operations and financial condition and the value of our common stock may be adversely affected. Moreover, a portion of these loans have been made by us in recent years following our transition to a commercial banking model and the borrowers may not have experienced a complete business or economic cycle. Furthermore, the deterioration of our borrowers’ businesses may hinder their ability to repay their loans with us, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
Liquidity risk could adversely affect our ability to fund operations and hurt our financial condition.
Liquidity is essential to our business, as we use cash to fund loans, investments, other interest-earning assets, and deposit withdrawals that occur in the ordinary course of our business. Our principal sources of liquidity include deposits, FHLB borrowings, sales of loans or investment securities held for sale, repayments to the Bank of loans it makes to borrowers and sales of equity securities by us. If our ability to obtain funds from these sources becomes limited or the costs to us of those funds increases, whether due to factors that affect us specifically, including our financial performance or the imposition of regulatory restrictions on us, or due to factors that affect the financial services industry generally, including weakening economic conditions or negative views and expectations about the prospects for the financial services industry as a whole, then, our ability to grow our banking business would be adversely affected and our financial condition and results of operations could be harmed.
We have a significant deferred tax asset that may or may not be fully realized.
We have a significant deferred tax asset. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between the carrying amounts and the tax basis of assets and liabilities computed using enacted tax rates. We periodically assess available positive and negative evidence to determine whether it is more likely than not that our net deferred tax asset will be realized. Realization of a deferred tax asset requires us to apply significant judgment and is inherently speculative because it requires estimates that cannot be made with certainty. We have determined that it is more likely than not that we will not be able to utilize our deferred tax asset to offset or reduce future taxes, and, as a result, we previously established a full valuation allowance on our deferred tax asset. This determination required us to incur a charge to operations in the period in which we established or increased the valuation allowance. If, in the future, we conclude that it is more-likely-than-not that all or a portion of our deferred tax asset would be realized, we are required to reverse the valuation allowance against that portion of our deferred tax asset. We cannot assure you whether or when we will be able to conclude that it is more likely, than not, that we will be able to utilize our deferred tax asset prior to expiration, allowing us to reverse all or a portion of our valuation allowance. If, in the future, we are able to conclude that it is more likely, than not, that we will be able to utilize our deferred tax asset, any future determination that a valuation allowance is again necessary will require us to incur a charge to operations that could have, a material impact on our financial condition, results of operations and regulatory capital condition. In addition, certain of our deferred tax assets, including our tax credit carryforwards and net operating loss carryforwards, are subject to expiration if we are unable to utilize them during their respective terms. We cannot assure you that we will be able to fully realize our deferred tax asset.
Changes in tax laws and regulations could affect our future taxable income.
A change in tax laws or regulations, or their interpretation, could materially affect us if we generate taxable income in a future period. For example, on December 22, 2017, the United States enacted H.R.1., known as the Tax Cuts and Jobs Act (the “2017 Tax Act”). The legislation significantly changes U.S. tax law by, among other things, reducing the U.S. federal corporate tax rate from 35% to 21%, implementing a territorial tax system and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. As a result of the 2017 Tax Act, we recorded a decrease related to our deferred tax assets and liabilities of $5.8 million with a corresponding adjustment to our valuation allowance as of December 31, 2017. We currently do not expect the 2017 Tax Act to have a material impact on our financial statements. However, we are still in the process of evaluating the new law and do not know the full effect it will have on our business, including our financial statements. The 2017 Tax Act is unclear in many respects and could be subject to potential amendments and technical corrections, as well as interpretations and implementing regulations by the U.S. Treasury Department and IRS, any of which could lessen or increase the impact of the 2017 Tax Act on our business and financial statements. In addition, it is unclear how these U.S. federal income tax changes will affect state and local taxation, which often uses federal taxable income as a starting point for computing state and local tax liabilities.
We face intense competition from other banks, financial institutions and non-banking institutions that could hurt our business.
We conduct our business operations in Southern California, where the banking business is highly competitive and is dominated by large multi-state and in-state banks with operations and offices covering wide geographic areas. We also compete with other financial service businesses, mutual fund companies, and securities brokerage and investment banking firms that offer competitive banking and financial products and services, including online and mobile banking services, as well as products and services that we do not offer. The larger banks and many of those other financial institutions have greater financial and other resources than we do, which enables them to conduct extensive advertising campaigns and to allocate resources to regions or activities of greater potential profitability. They also have substantially more capital and higher lending limits than we do, which enable them to attract larger customers and offer financial products and services that we are unable to offer, putting us at a disadvantage in competing with them for loans and deposits. Increased competition may prevent us from (i) achieving increases, or could even result in decreases, in our loan volume or deposit balances, or (ii) increasing interest rates on the loans we make or reducing the interest rates we pay to attract or retain deposits, either or both of which could cause a decline in our interest income or an increase in our interest expense and, therefore, lead to reductions in our net interest income and earnings. In addition, technology and other changes are allowing parties to complete financial transactions, which historically have involved banks, through alternative methods. For example, consumers can now maintain funds that would have historically been held as bank deposits in brokerage accounts or mutual funds. Consumers can also complete transactions such as paying bills and/or transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries could result in the loss of fee income, as well as the loss of customer deposits, which could have a material impact on our financial condition and results of operations.
A higher risk of severe weather and natural disasters in Southern California could disproportionately harm our business.
Historically, California, in which a substantial portion of our business is located, has been susceptible to natural disasters such as earthquakes, floods, droughts and wild fires. The nature and level of natural disasters cannot be predicted and may be exacerbated by global climate change. In the event of a major natural disaster, many of our borrowers may suffer uninsured property damage, experience interruption of their businesses or lose their jobs, which may negatively impact the ability of these borrowers to make deposits with us or repay their loans or negatively impact the values of collateral securing our loans, any of which could result in losses and increased provisions for credit losses. Additionally, the occurrence of natural disasters could harm our operations through interference with communications, including the interruption or loss of our computer systems, which could prevent or impede us from gathering deposits, originating loans and processing and controlling our business flow, as well as through the destruction of facilities and our operational, financial and management information systems. Although we have established disaster recovery plans and procedures, and we monitor the effects of any such events on our loans, properties and investments, the occurrence of any such event could have a material adverse effect on us or our financial condition and results of operations.
Our business is subject to interest rate risk and variations in interest rates may negatively affect our financial performance.
A substantial portion of our income is derived from the differential or “spread” between the interest we earn on loans, securities and other interest-earning assets, and the interest we pay on deposits, borrowings and other interest-bearing liabilities. Due to the differences in the maturities and repricing characteristics of our interest-earning assets and interest-bearing liabilities, changes in interest rates do not produce equivalent changes in interest income earned on interest-earning assets and interest paid on interest-bearing liabilities. Accordingly, fluctuations in interest rates could adversely affect our interest rate spread and, in turn, our profitability. In addition, as a general rule, loan origination volumes are affected by market interest rates. Rising interest rates, generally, are associated with a lower volume of loan originations while lower interest rates are usually associated with higher loan originations. Conversely, in rising interest rate environments, loan repayment rates may decline and in falling interest rate environments, loan repayment rates may increase. Also, in a rising interest rate environment, we may accelerate the pace of rate increases on our deposit accounts as compared to the pace of increases in short-term market rates. Accordingly, changes in market interest rates could materially and adversely affect our net interest spread, asset quality and loan origination volume.
We have adopted an interest rate risk management strategy for the purpose of protecting us against interest rate changes. Developing an effective interest rate risk management strategy, however, is complex, and no risk management strategy can completely insulate us from risks associated with interest rate changes.
Government regulations may impair our operations, restrict our growth or increase our operating costs.
We are subject to extensive supervision, examination, and regulation by federal and state bank regulatory agencies, including the FRB and the FRBSF, and the CDBO. The primary objective of these agencies is to protect bank depositors and other customers and consumers, and not shareholders, whose respective interests often differ. Congress and these federal and state regulators continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations, or regulatory policies, including changes in interpretation or implementation of statutes, regulations, or policies, could affect the Company in substantial and unpredictable ways. If, as a result of an examination, the CDBO or the Federal Reserve should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the Bank’s operations are unsatisfactory or that the Bank or its management is violating or has violated any law or regulation, the CDBO and the Federal Reserve, and separately the FDIC as insurer of the Bank’s deposits, have residual authority to, among other things, require affirmative action to correct any conditions resulting from any violation or practice and to impose restrictions that they believe are needed to protect depositors and customers of banking organizations. We have agreed to and have submitted to the FRB and the CDBO for review and approval a plan to maintain sufficient capital at the Bank and an appropriate allowance for loan and lease losses, a two-year strategic plan covering 2017 and 2018 and budget to restore the Bank's profitability, and a plan with acceptable written lending and collection policies to ensure adequate control of credit risk and lending functions; we have received approval of these plans as submitted and have agreed to submit an approved budget for subsequent calendar years. In addition, among other things, we have agreed that we will not, without the FRB and the CDBO's prior written approval, (i) receive any dividends or any other form of payment or distribution from the Bank, or (ii) declare or pay any dividends, make any payments on trust preferred securities, or make any other capital distributions. We further agreed to notify the FRB and the CDBO prior to effecting certain changes to our senior executive officers and Board of Directors. These restrictions could adversely affect our ability to expand our business, result in increases in our costs of doing business or hinder our ability to compete with less regulated financial services companies. In addition, due to the complex and technical nature of many of the government regulations to which banking organizations are subject, inadvertent violations of those regulations may and sometimes do occur. In such an event, we would be required to correct or implement measures to prevent a recurrence of such violations. If more serious violations were to occur, the regulatory agencies could limit our activities or growth, impose fines on us, or ultimately require us to cease operations in the event we were to encounter severe liquidity problems or a significant erosion of our capital below the minimum amounts required under applicable bank regulatory guidelines or if we engage in unsafe or unsound practices that could lead to termination of our deposit insurance or banking charter.
The Dodd-Frank Act poses uncertainties for our business and has increased, and is likely to continue to increase, our costs of doing business.
The 2010 Dodd-Frank Act represents a comprehensive overhaul of the financial services industry within the United States, established the Consumer Financial Protection Bureau (the “CFPB”) and requires the CFPB and other federal agencies to implement many new and significant rules and regulations. Certain provisions of the Dodd-Frank Act were made effective immediately. However, much of the Dodd-Frank Act is subject to further rulemaking and/or studies and the Trump Administration may ultimately roll back or modify certain of the regulations adopted under the Dodd-Frank Act. As a result, the enactment of the Dodd-Frank Act poses uncertainties for our business and has increased, and is likely to continue to increase, our costs of doing business. However, due to uncertainties concerning the timing and extent of future rulemaking, it is difficult to assess the extent to which the Dodd-Frank Act, or the resulting rules and regulations, will further impact our business and financial performance. Compliance with these new laws and regulations will result in additional costs, which could be significant, and may have a material and adverse effect on our results of operations. In addition, the Dodd-Frank Act permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level. We cannot predict whether California state agencies will adopt consumer protection laws and standards that are more stringent than those adopted at the federal level or, if any are adopted, what impact they may have on us, our business or our results of operations.
We face a risk of noncompliance and enforcement action with the Bank Secrecy Act, other anti‐money laundering and anti‐bribery statutes and regulations, and U.S. economic and trade sanctions.

The Bank Secrecy Act, the USA PATRIOT Act of 2001, and other laws and regulations require financial institutions to, among other things, institute and maintain an effective anti‐money laundering program and file suspicious activity and currency transaction reports as appropriate. The federal Financial Crimes Enforcement Network is authorized to impose significant civil monetary penalties for violations of those requirements and has engaged in coordinated enforcement efforts with state and federal banking regulators, as well as the U.S. Department of Justice, Drug Enforcement Administration, and Internal Revenue Service. We also must comply with U.S. economic and trade sanctions administered by the U.S. Treasury Department's Office of Foreign Assets Control and the Foreign Corrupt Practices Act, and we, like other financial institutions, are subject to increased scrutiny for compliance with these requirements. We maintain policies, procedures and systems designed to detect and deter prohibited financing activities. If these controls were deemed deficient, we could be subject to liability, including civil fines and regulatory actions, which may include restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan. In addition, any failure to effectively maintain and implement adequate programs to combat money laundering and terrorist financing could have serious reputational consequences for us. Any of these results could materially and adversely affect our business, financial condition or results of operations.
Potential changes in U.S. accounting standards may adversely affect our financial statements.
We prepare our financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”). From time to time we are required to adopt new or revised accounting standards issued by recognized authoritative bodies, including the Financial Accounting Standards Board. It is possible that future accounting standards that we are required to adopt could change the current accounting treatment that we apply to our consolidated financial statements and that such changes could have a materially adverse effect on our results of operations and financial condition. For information regarding new accounting pronouncements and the impact, if any, on our financial position or results of operations, see Note 2 to the Notes to the consolidated financial statements in this Report.
Premiums for federal deposit insurance may increase in the future.
The Dodd-Frank Act broadens the base for FDIC insurance assessments. The FDIC insures deposits at FDIC-insured financial institutions, including the Bank. The FDIC charges insured financial institutions premiums to maintain the DIF at a specific level. In addition, the Dodd-Frank Act increased the minimum target DIF ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits and the FDIC must seek to achieve the 1.35% ratio by September 30, 2020. The FDIC has issued regulations to implement these provisions of the Dodd-Frank Act, and although it recently reduced deposit insurance premiums for the overwhelming majority of banks whose assets are less than $10 billion, it has, in addition, established a higher reserve ratio of 2% as a long-term goal beyond what is required by statute, although there is no implementation deadline for the 2% ratio. The FDIC may increase the assessment rates or impose additional special assessments in the future to keep the DIF at the statutory target level. The Bank’s FDIC insurance premiums increased substantially beginning in 2009, and have returned to more normal levels with the improved condition of the Bank. Any increase in our FDIC premiums could have a material adverse effect on the Bank’s financial condition and results of operations.
The loss of key personnel could hurt our financial performance.
Competition for qualified employees and personnel in the banking industry is intense and there are a limited number of qualified persons with knowledge of, and experience in, the communities that we serve. The process of recruiting personnel with the combination of skills and attributes required to carry out our strategies is often lengthy. Our success depends to a great extent on the continued availability of our existing management and, in particular, on Thomas M. Vertin our President and Chief Executive Officer, Curt A. Christianssen our Chief Financial Officer, Thomas J. Inserra our Chief Risk Officer, and Robert Anderson our Chief Banking Officer. In addition to their skills and experience as bankers, our executive officers have extensive community ties upon which our competitive strategy is partially based. As a result, the loss of the services of any of these officers could harm our ability to implement our business strategy or our future operating results. We have committed to retain management and directors acceptable to the FRB and the CDBO and to seek approval before making any changes to our key personnel or directors. No assurance can be given that we will be able to retain our current management or directors and if we are not able to retain them that we will be able to recruit and employ management or directors who are acceptable to the CDBO or the FRB. If we are unable to retain such management or directors, we may be subject to supervisory action that could have a material adverse effect on our business, financial condition, and the value of our common stock.
We rely on communications, information, operating and financial control systems technology from third-party service providers, and we may suffer an interruption in those systems.
We rely heavily on third-party service providers for much of our communications, information, operating, and financial control systems technology, including our online banking services and data processing systems. Any failure or interruption, or breaches in security, of these systems could result in failures or interruptions in our customer relationship management, general ledger, deposit, servicing and/or loan origination systems and, therefore, could harm our business, operating results and financial condition. Additionally, interruptions in service and security breaches could lead existing customers to terminate their banking relationships with us and could make it more difficult for us to attract new banking customers.
A breach in the security of our systems could disrupt our business, result in the disclosure of confidential information, damage our reputation and create significant financial and legal exposure to us.
We rely heavily on communications and information systems to conduct our business. Although we devote significant resources to maintain and regularly upgrade our systems and processes that are designed to protect the security of our computer systems, software, networks and other technology assets and the confidentiality, integrity and availability of information belonging to us and our customers, there is no assurance that all of our security measures will provide absolute security. Information security risks for financial institutions have generally increased in recent years in part because of the proliferation of new technologies, the use of the Internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, foreign governments, terrorists or other external parties. Those parties may also attempt to fraudulently induce employees, customers or other users of our systems to disclose sensitive information in order to gain access to our data or that of our customers. For example, other financial services institutions and companies engaged in data processing have reported breaches in the security of their websites or other systems, some of which have involved sophisticated and targeted attacks intended to obtain unauthorized access to confidential information, destroy data, disrupt or degrade service, sabotage systems or cause other damage, often through the introduction of computer viruses, malware, worms, cyberattacks, phishing attacks, and other means.

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
If borrowers are unable to meet their loan repayment obligations, we will initiate foreclosure proceedings with respect to, and may take actions to acquire title to the personal and real property that collateralized their loans. As an owner of such properties, we could become subject to environmental liabilities and incur substantial costs for any property damage, personal injury, investigation and clean-up that may be required due to any environmental contamination that may be found to exist at any of those properties, even though we did not engage in the activities that led to such contamination. In addition, if we are the owner or former owner of a contaminated site, we may be subject to common law claims by third parties seeking damages for environmental contamination emanating from the site. If we were to become subject to significant environmental liabilities or costs, our business, financial condition, results of operations and prospects could be adversely affected.
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
We may be adversely affected by changes in the actual or perceived soundness or condition of other financial institutions.

Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial and financial soundness of other financial institutions. Financial institutions are closely related as a result of trading, investment, liquidity management, clearing, counterparty and other relationships. Loss of public confidence in any one institution, including through default, could lead to liquidity and credit problems, losses, or defaults for other institutions. Even the perceived lack of creditworthiness of, or questions about, a counterparty may lead to market-wide liquidity and credit problems, losses, or defaults by various institutions. This systemic risk may adversely affect financial intermediaries, such as clearing agencies, banks and exchanges we interact with on a daily basis or key funding providers, any of which could have a material adverse effect on our access to liquidity or otherwise have a material adverse effect on our business, financial condition, or results of operations.
The price of our common stock may be volatile or may decline, which may make it more difficult to realize a profit on your investment in our shares of common stock.
The trading prices of our common stock may fluctuate widely as a result of a number of factors, many of which are outside our control. Our stock price in the future could be adversely affected by other factors including:

•	quarterly fluctuations in our operating results or financial condition;

•	failure to meet analysts’ revenue or earnings estimates;

•	the restrictions on our ability to pay cash dividends on our common stock as described below;

•	the imposition of additional regulatory restrictions on our business and operations or an inability to meet regulatory requirements;

•	an inability to successfully implement our growth strategy;

•	strategic actions by us or our competitors, such as acquisitions or restructurings;

•	fluctuations in the stock prices and operating results of our competitors;

•	general market conditions and, in particular, developments related to market conditions for financial services industry stocks;

•	proposed or newly adopted legislative or regulatory changes or developments aimed at the financial services industry; and

•	any future proceedings or litigation that may involve or affect us.
As a bank holding company that conducts substantially all of our operations through our subsidiaries, including the Bank, our ability to pay dividends, repurchase shares of our common stock or to repay our indebtedness depends upon liquid assets held by the holding company and the results of operations of our subsidiaries.
We are a separate and distinct legal entity from our subsidiaries and we receive substantially all of our revenue from dividends paid to us by the Bank. There are legal limitations on the Bank's ability to extend credit, pay dividends or otherwise supply funds to, or engage in transactions with, us. We have agreed that the Bank will not, without the FRB and the CDBO's prior written approval, pay any dividends to us. Our inability to receive dividends from the Bank could adversely affect our business, financial condition, results of operations and prospects.
Various statutory provisions restrict the amount of dividends the Bank can pay to us without regulatory approval. The Bank may not pay cash dividends if that payment could reduce the amount of its capital below that amount which is necessary to meet the “adequately capitalized” standard under regulatory capital requirements. It is also possible that, depending upon the financial condition of the Bank and other factors, regulatory authorities could conclude that payment of dividends or other payments, including payments to us, is an unsafe or unsound practice, and as a result, and could impose restrictions on or prohibit such payments. The FRB has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the FRB’s view that a bank holding company should pay cash dividends only to the extent that its net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the holding company’s capital needs, asset quality and overall financial condition. We have committed to obtaining approval from the FRB and the CDBO prior to paying any dividends, or making any distributions representing interest, principal or other sums on subordinated debentures or trust preferred securities. There can be no assurance that our regulators will approve such payments or dividends in the future.
Our principal shareholders and management own a significant percentage of our voting shares and are able to exercise significant influence over our business and have the power to block transactions that could benefit our other shareholders.
As of December 31, 2017, Carpenter Community Bancfund, L.P. and Carpenter Community Bancfund-A, L.P. (collectively, the “Carpenter Funds”) own a total of approximately 31.9% of our outstanding shares of voting stock and together constitute our largest shareholder. Further, pursuant to an agreement we have entered into with the Carpenter Funds, three individuals designated by the Carpenter Funds have been appointed to serve on the respective Boards of Directors of both the Company and the Bank. As a result, the Carpenter Funds have the ability to significantly influence the outcome of matters requiring approval of our Board of Directors and matters requiring the approval of our shareholders. Consequently, the Carpenter Funds have significant influence over our operations and outcome of shareholder votes on the approval of mergers and acquisitions or changes in corporate control which, among other things, could (i) discourage potential acquirers from attempting to acquire the Company, thereby impeding or preventing the consummation of acquisition or change of control transactions in which our shareholders might otherwise receive a premium for their shares, and (ii) make it more difficult for us to sell additional shares at prices in excess of those paid by the Carpenter Funds for their shares of common stock.
If we sell additional shares of our common stock in the future, our shareholders could suffer dilution in their share ownership and voting power.
Subject to market conditions and other factors, we may determine from time to time to issue additional shares of our common stock or pursue other equity financings to meet capital requirements or support the growth of our business. Further issuance of any shares of our common stock and/or preferred stock would dilute the ownership interests of any holders of our common stock at the time of such issuance. In addition, we have issued, and may continue to issue, stock options, warrants, or other stock grants under our equity incentive plan. It is probable that such options will be exercised during their respective terms if the stock price exceeds the exercise price of the particular option, in which case existing shareholders' share ownership and voting power will be diluted.
Certain banking laws and provisions of our articles of incorporation could discourage a third party from making a takeover offer that may be beneficial to our shareholders.
Provisions of federal banking laws, including regulatory approval requirements, could make it difficult for a third party to acquire us, even if doing so would be perceived to be beneficial to our shareholders. The acquisition of 10% or more of any class of voting stock of a bank holding company or depository institution, including shares of our common stock, generally creates a rebuttable presumption that the acquirer “controls” the bank holding company or depository institution. Also, a bank holding company must obtain the prior approval of the FRB before, among other things, acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank, including us.
Additionally, our Board of Directors has the power, under our articles of incorporation, to create and authorize the sale of one or more new series of preferred stock without having to obtain shareholder approval for such action. As a result, the Board could authorize the issuance of and issue shares of a new series of preferred stock to implement a shareholders rights plan (often referred to as a “poison pill”) or could sell and issue preferred shares with special voting rights or conversion rights that could deter or delay attempts by our shareholders to remove or replace management, and attempts of third parties to engage in proxy contests and effectuate a change in control of us.

ITEM 1B.     UNRESOLVED STAFF COMMENTS
None.

ITEM 2.     PROPERTIES
We lease office space in various locations throughout Southern California, including Costa Mesa, Newport Beach, Irvine, Century City, San Diego, La Habra and Ontario. We believe our leased facilities are adequate for us to conduct our business.

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

	High	Low
Year Ended December 31, 2017
First Quarter	$7.80	$6.70
Second Quarter	$8.85	$6.85
Third Quarter	$9.40	$7.60
Fourth Quarter	$9.85	$8.45
Year Ended December 31, 2016
First Quarter	$7.45	$6.37
Second Quarter	$7.59	$6.67
Third Quarter	$7.91	$6.57
Fourth Quarter	$7.78	$5.30
As of February 28, 2018, there were approximately 70 holders of record of our common stock.
Recent Sales of Unregistered Securities and Use of Proceeds
None.
Stock Performance Graph
The following graph compares the percentage change in our cumulative total shareholder return on our common stock, in each of the years in the five year period ended December 31, 2017, with the cumulative total return of: (i) the Russell 2000 Index, which measures the performance of the smallest 2,000 members, by market capitalization, of the Russell 3,000 Index, and (ii) an index published by SNL Securities L.C. (“SNL”) and known as the SNL Western Bank Index, which is comprised of 47 banks and bank holding companies (including the Company), the shares of which are listed on Nasdaq or the New York Stock Exchange and most of which are based in California and the remainder of which are based in nine other western states.
The stock performance graph assumes that $100 was invested at the close of market on the last trading day for the year ended December 31, 2012 in Company common stock and in the Russell 2000 Index and the SNL Western Bank Index and that any dividends paid in the indicated periods were reinvested. Shareholder returns shown in the stock performance graph are not necessarily indicative of future stock price performance.

(1)	The source of the above graph and chart is SNL.

	Period Ending
Index	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17
Pacific Mercantile Bancorp	100.00	98.89	111.92	113.35	116.06	139.11
Russell 2000 Index	100.00	138.82	145.62	139.19	168.85	193.58
SNL Western Bank Index	100.00	140.70	168.86	174.96	193.96	216.26
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

ITEM 6.     SELECTED FINANCIAL DATA
The selected statement of operations data for the fiscal years ended December 31, 2017, 2016 and 2015, the selected balance sheet data as of December 31, 2017 and 2016, and the selected financial ratios (other than book value per share), that follow below were derived from our audited consolidated financial statements included in Item 8 of this Report and should be read in conjunction with those audited consolidated financial statements, together with the notes thereto, and with “MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ” set forth in Item 7 of this Report. The selected statement of operations data for the years ended December 31, 2014 and 2013, the selected balance sheet data as of December 31, 2015, 2014 and 2013, and the selected financial ratios (other than book value per share) for the periods prior to January 1, 2015 are derived from audited consolidated financial statements that are not included in this Report.

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(Dollars in thousands except per share data)
Selected Statement of Operations Data:
Total interest income	$51,573	$41,000	$38,797	$38,290	$35,651
Total interest expense	7,831	5,477	5,269	5,829	5,317
Net interest income	43,742	35,523	33,528	32,461	30,334
Provision for loan and lease losses	—	19,870	—	1,500	4,505
Net interest income after provision for loan and lease losses	43,742	15,653	33,528	30,961	25,829
Total noninterest income	4,374	2,937	2,686	4,370	1,193
Total noninterest expense	37,758	36,401	35,324	36,808	36,346
Income (loss) before income taxes	10,358	(17,811)	890	(1,477)	(9,324)
Income tax (benefit) provision	(91)	16,832	(11,551)	(608)	5,610
Net income (loss) from continuing operations	$10,449	$(34,643)	$12,441	$(869)	$(14,934)
Net income from discontinued operations	—	—	—	1,226	(7,282)
Accumulated declared dividends on preferred stock	—	—	—	(547)	(538)
Accumulated undeclared dividends on preferred stock	—	—	—	(616)	(544)
Dividends on preferred stock	—	—	(927)	—	—
Inducements for exchange of the preferred stock	—	—	(512)	—	—
Net income (loss) allocable to common shareholders	$10,449	$(34,643)	$11,002	$(806)	$(23,298)
Per share data-basic:
Net income (loss) from continuing operations	$0.45	$(1.51)	$0.54	$(0.11)	$(0.88)
Net income (loss) allocable to common shareholders	$0.45	$(1.51)	$0.54	$(0.04)	$(1.28)
Per share data-diluted:
Net income (loss) from continuing operations	$0.45	$(1.51)	$0.53	$(0.11)	$(0.88)
Net income (loss) allocable to common shareholders	$0.45	$(1.51)	$0.53	$(0.04)	$(1.28)
Weighted average shares outstanding
Basic	23,180,542	22,958,644	20,516,575	19,230,913	18,240,891
Diluted	23,312,292	22,958,644	20,675,279	19,230,913	18,240,891
Dividends per share	—	—	—	—	—

	December 31,
	2017	2016	2015	2014	2013
	(Dollars in thousands except for per share information)
Selected Balance Sheet Data:
Cash and cash equivalents(1)	$198,208	$138,845	$113,921	$177,135	$106,940
Total loans, net	1,053,201	931,525	849,733	824,197	765,426
Total assets	1,322,604	1,140,689	1,062,389	1,099,610	996,583
Total deposits	1,139,393	1,001,300	893,840	916,309	780,225
Junior subordinated debentures	17,527	17,527	17,527	17,527	17,527
Total shareholders’ equity	112,876	99,719	133,916	119,281	115,158
Book value per share	$4.86	$4.33	$5.87	$5.53	$5.47

(1)	Cash and cash equivalents include cash and due from banks and federal funds sold.

	For the Year Ended December 31,
	2017	2016	2015	2014	2013
	(unaudited)
Selected Financial Ratios:
Return on average assets	0.88%	(3.13)%	1.17%	(0.08)%	(1.59)%
Return on average equity	9.78%	(27.56)%	10.23%	(0.74)%	(11.47)%
Ratio of average equity to average assets	9.03%	11.35%	11.48%	11.30%	13.82%

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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
As of December 31, 2017, our total assets, net loans and total deposits were $1.3 billion, $1.1 billion and $1.1 billion, respectively.
The Bank, which is headquartered in Orange County, California, approximately 40 miles south of Los Angeles, conducts a commercial banking business in Orange, Los Angeles, San Bernardino and San Diego counties in Southern California. The Bank is also a member of the Federal Reserve System and its deposits are insured, to the maximum extent permitted by law, by the Federal Deposit Insurance Corporation (the “FDIC”). For the years ended December 31, 2017, 2016 and 2015, we operated as one reportable segment, Commercial Banking.
Unless the context otherwise requires, the “Company,” “we,” “our,” “ours,” and “us” refer to Pacific Mercantile Bancorp and its consolidated subsidiaries.

Results of Operations
Operating Results for the Years Ended December 31, 2017, 2016, and 2015
Our operating results for the year ended December 31, 2017, compared to December 31, 2016, and for the year ended December 31, 2016, compared to December 31, 2015, were as follows:

	Year Ended December 31,
	2017	2016	2015	2017 vs. 2016 % Change	2016 vs. 2015 % Change
	(Dollars in thousands)
Interest income	$51,573	$41,000	$38,797	25.8%	5.7%
Interest expense	7,831	5,477	5,269	43.0%	3.9%
Provision for loan and lease losses	—	19,870	—	(100.0)%	100.0%
Non-interest income	4,374	2,937	2,686	48.9%	9.3%
Non-interest expense	37,758	36,401	35,324	3.7%	3.0%
Income tax provision (benefit)	(91)	16,832	(11,551)	(100.5)%	(245.7)%
Net (loss) income allocable to common shareholders	$10,449	$(34,643)	$11,002	(130.2)%	(414.9)%
Interest Income
2017 vs. 2016.
Total interest income increased 25.8% to $51.6 million for the year ended December 31, 2017 from $41.0 million for the year ended December 31, 2016. This increase is primarily due to an increase in interest income on loans during the year ended December 31, 2017 compared to the prior year due to an increase in average loan balances, as well as an increase in the average yield on loans and the recovery of $1.1 million in interest income on a single loan relationship that had been on nonaccrual status but was paid in full during the third quarter of 2017. During the year ended December 31, 2017 and 2016, interest income on loans was $49.0 million and $38.6 million, respectively, yielding 4.91% and 4.50% on average loan balances of $996.7 million and $857.7 million, respectively. The increase in the average loan balances is attributable to an increase in loan demand. The increase in loan yield is primarily attributable to the actions of the Board of Governors of the Federal Reserve System (“Federal Reserve Board”) to raise short-term interest rates by 100 basis points since the fourth quarter of 2016. The average yield on interest-earning assets was 4.41% for the year ended December 31, 2017 compared to 3.81% for the year ended December 31, 2016.

During the year ended December 31, 2017 and 2016, interest income from our securities available-for-sale and stock, was $1.2 million and $1.6 million, yielding 2.49% and 2.76% on average balances of $49.7 million and $57.1 million, respectively. The average securities balances decreased as a result of maturities of, and payments on, securities which we did not fully replace due to liquidity needs. Interest income from our short-term investments, including our federal funds sold and interest-bearing deposits, was $1.4 million and $842 thousand for the year ended December 31, 2017 and 2016, respectively, yielding 1.11% and 0.52% on average balances of $123.8 million and $162.6 million, respectively. The increase in the average yield is attributable to the Federal Reserve Board raising interest rates by 100 basis points since the fourth quarter of 2016. As a result, total interest income on investments increased for the year ended December 31, 2017.
2016 vs. 2015.
Total interest income increased 5.7% to $41.0 million for the year ended December 31, 2016 from $38.8 million for the year ended December 31, 2015. This increase is primarily due to an increase in interest income on loans during the year ended December 31, 2016 compared to the prior year due to an increase in average loan balances, as well as an increase in the average yield on loans. During the years ended December 31, 2016 and 2015, interest income on loans was $38.6 million and $36.7 million, respectively, yielding 4.50% and 4.43% on average loan balances of $857.7 million and $827.9 million, respectively. The increase in the average loan balances is attributable to an increase in loan demand. The increase in loan yield is primarily attributable to the actions of the Federal Reserve Board to raise short-term interest rates by 25 basis points in the fourth quarter of 2016. The average yield on interest-earning assets was 3.81% for the year ended December 31, 2016 compared to 3.76% for the year ended December 31, 2015.
During the year ended December 31, 2016 and 2015, interest income from our securities available-for-sale and stock, was $1.6 million and $1.7 million, respectively, yielding 2.76% and 2.63% on average balances of $57.1 million and $65.0 million, respectively. The average securities balances decreased as a result of maturities of, and payments on, securities which we did not fully replace due to liquidity needs. Interest income from our short-term investments, including our federal funds sold and interest-bearing deposits, was $842 thousand and $370 thousand for the years ended December 31, 2016 and 2015, respectively, yielding 0.52% and 0.27% on average balances of $162.6 million and $139.3 million, respectively. The increase in the average yield is attributable to the Federal Reserve Board raising interest rates by 25 basis points in the fourth quarter of 2015. As a result, total interest income on investments increased for the year ended December 31, 2016.
Interest Expense
2017 vs. 2016.
Total interest expense increased 43.0% to $7.8 million for the year ended December 31, 2017 from $5.5 million for the year ended December 31, 2016. The increase was primarily due to an increase in the volume of and average cost of funds of our interest-bearing liabilities to 1.05% at December 31, 2017 from 0.81% at December 31, 2016, which consisted of deposits, borrowings and junior subordinated debentures, which was primarily the result of new client acquisition, our decision to increase the rate of interest paid on our certificates of deposit resulting from the rising interest rate environment, and an increase in our Federal Home Loan Bank (“FHLB”) borrowings. Interest expense on our certificates of deposit for the years ended December 31, 2017 and 2016 was $3.8 million and $2.6 million, respectively, with a cost of funds of 1.26% and 0.99% on average balances of $298.5 million and $263.6 million, respectively.
2016 vs. 2015.
Total interest expense increased 3.9% to $5.5 million for the year ended December 31, 2016 from $5.3 million for the year ended December 31, 2015. The increase was primarily due to an increase in the cost of funds of our interest-bearing liabilities to 0.81% at December 31, 2016 from 0.76% at December 31, 2015, which consisted of deposits, borrowings and junior subordinated debentures, primarily as a result of an increase in the rates of interest paid on our deposits, partially offset by a decrease in the volume of our certificates of deposit and other borrowings. Interest expense on our certificates of deposit for the years ended December 31, 2016 and 2015 was $2.6 million and $2.8 million, respectively, with a cost of funds of 0.99% and 0.90%, on average balances of $263.6 million and $308.5 million, respectively.
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
As a result of the Federal Reserve Board raising interest rates by 100 basis points since the fourth quarter of 2016, we experienced expansion in our net interest margin. The favorable impact of higher prevailing interest rates on our asset-sensitive balance sheet was evidenced during the year ended December 31, 2017. While we are unable to provide assurance as to whether or when the Federal Reserve Board will continue to increase short-term interest rates in the future, we expect the favorable impact on our net interest margin to remain in the event that interest rates continue to rise.
The following tables set forth information regarding our average balance sheet, yields on interest earning assets, interest expense on interest-bearing liabilities, the interest rate spread and the interest rate margin for the years ended December 31, 2017, 2016 and 2015. Average balances are calculated based on average daily balances.

	Year Ended December 31,
	2017			2016			2015
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest earning assets
Short-term investments(1)	$123,761	$1,379	1.11%	$162,585	$842	0.52%	$139,341	$370	0.27%
Securities available for sale and stock(2)	49,745	1,237	2.49%	57,135	1,578	2.76%	64,960	1,710	2.63%
Loans(3)	996,696	48,957	4.91%	857,666	38,580	4.50%	827,900	36,717	4.43%
Total interest-earning assets	1,170,202	51,573	4.41%	1,077,386	41,000	3.81%	1,032,201	38,797	3.76%
Noninterest-earning assets
Cash and due from banks	14,482			15,533			16,621
All other assets(3)	(1,116)			14,550			10,113
Total assets	$1,183,568			$1,107,469			$1,058,935
Interest-bearing liabilities:
Interest-bearing checking accounts	$87,771	$347	0.40%	$60,024	$162	0.27%	$40,916	95	0.23%
Money market and savings accounts	334,703	2,859	0.85%	327,401	2,048	0.63%	300,088	1,699	0.57%
Certificates of deposit	298,531	3,752	1.26%	263,569	2,610	0.99%	308,529	2,765	0.90%
Other borrowings	4,538	203	4.47%	7,407	75	1.01%	26,164	203	0.78%
Junior subordinated debentures	17,527	670	3.82%	17,527	582	3.32%	17,527	507	2.89%
Total interest bearing liabilities	743,070	7,831	1.05%	675,928	5,477	0.81%	693,224	5,269	0.76%
Noninterest-bearing liabilities
Demand deposits	326,105			299,447			237,371
Accrued expenses and other liabilities	7,566			6,380			6,773
Shareholders' equity	106,827			125,714			121,567
Total liabilities and shareholders' equity	$1,183,568			$1,107,469			$1,058,935
Net interest income		$43,742			$35,523			$33,528
Net interest income/spread			3.36%			3.00%			3.00%
Net interest margin			3.74%			3.30%			3.25%

(1)	Short-term investments consist of federal funds sold and interest bearing deposits that we maintain at other financial institutions.

(2)	Stock consists of FHLB stock and Federal Reserve Bank stock.

(3)	Loans include the average balance of nonaccrual loans and loan fees. The allowance for loan and lease losses is included within the "All other assets" line item.
The following table sets forth changes in interest income, including loan fees, and interest paid in each of the years ended December 31, 2017, 2016 and 2015 and the extent to which those changes were attributable to changes in (i) the volumes of or in the rates of interest earned on interest-earning assets and (ii) the volumes of or the rates of interest paid on our interest-bearing liabilities.

	2017 Compared to 2016 Increase (Decrease) due to Changes in			2016 Compared to 2015 Increase (Decrease) due to Changes in
	Volume	Rates	Total Increase (Decrease)	Volume	Rates	Total Increase (Decrease)
	(Dollars in thousands)
Interest income
Short-term investments(1)	$(241)	$778	$537	$70	$402	$472
Securities available for sale and stock(2)	(193)	(148)	(341)	(213)	81	(132)
Loans	6,621	3,756	10,377	1,334	529	1,863
Total earning assets	6,187	4,386	10,573	1,191	1,012	2,203
Interest expense
Interest-bearing checking accounts	92	93	185	50	17	67
Money market and savings accounts	47	764	811	162	187	349
Certificates of deposit	377	765	1,142	(428)	273	(155)
Borrowings	(38)	166	128	(176)	48	(128)
Junior subordinated debentures	—	88	88	—	75	75
Total interest-bearing liabilities	478	1,876	2,354	(392)	600	208
Net interest income	$5,709	$2,510	$8,219	$1,583	$412	$1,995

(1)	Short-term investments consist of federal funds sold and interest bearing deposits that we maintain at financial institutions.

(2)	Stock consists of FHLB stock and Federal Reserve Bank stock.
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
We recorded no provision for loan and lease losses during the year ended December 31, 2017 as compared to a $19.9 million provision for loan and lease losses recorded for the year ended December 31, 2016. We recorded no provision for loan and lease losses for the year ended December 31, 2017 primarily as a result of reserves for new loans being offset by a decline in the level of classified assets. We recorded a $19.9 million provision for loan and lease losses for the year ended December 31, 2016 primarily as a result of new loan growth and downgrades and charge offs on loans that exceeded recoveries during the year ended December 31, 2016. Approximately 60%, or $12.0 million, of the $19.9 million provision for loan and lease losses was attributable to the full charge-off of one large shared national credit.

See "—Financial Condition—Nonperforming Loans and the Allowance for Loan and Lease Losses" below in this Item 7 for additional information regarding the ALLL.
Noninterest Income
The following table identifies the components of and the percentage changes in noninterest income in the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	Amount	Amount	Amount	Percentage Change	Percentage Change
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
	(Dollars in thousands)
Service fees on deposits and other banking services	$1,347	$1,093	$918	23.2%	19.1%
Net loss on sale of securities available for sale	(4)	—	—	(100.0)%	—%
Net loss on sale of other assets	(37)	(527)	(58)	(93.0)%	808.6%
Net gain on sale of small business administration loans	—	40	—	(100.0)%	100.0%
Other noninterest income	3,068	2,331	1,826	31.6%	27.7%
Total noninterest income	$4,374	$2,937	$2,686	48.9%	9.3%
2017 vs. 2016.
Noninterest income increased $1.4 million, or 48.9%, for the year ended December 31, 2017 as compared to the year ended December 31, 2016, primarily as a result of:

•	An increase in loan servicing and referral fees during the year ended December 31, 2017 as compared to the same period in 2016; and

•	A loss of $37 thousand on the sale of other assets during the year ended December 31, 2017 as compared to a loss of $527 thousand during the same period in 2016; partially offset by

•	A decrease of $40 thousand in net gain on sale of small business administration (“SBA”) loans for the year ended December 31, 2017 as compared to the same period in 2016.
2016 vs. 2015.
During the year ended December 31, 2016, noninterest income increased by $251 thousand, or 9.3%, to $2.9 million from $2.7 million for the year ended December 31, 2015, primarily as a result of:

•	An increase of $40 thousand in net gain on sale of SBA loans for the year ended December 31, 2016 as compared to the same period in 2015;

•	An increase of $386 thousand in recoveries on charged off loans in excess of the amount previously charged off against the ALLL; and

•	An increase in loan servicing and referral fees during the year ended December 31, 2016 as compared to the same period in 2015; partially offset by

•	A net loss of $527 thousand on the sale of other assets in the fourth quarter of 2016.
Noninterest Expense
The following table sets forth the principal components and the amounts of, and the percentage changes in, noninterest expense in the years ended December 31, 2017, 2016 and 2015.

	Year Ended December 31,
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
	Amount	Amount	Amount	Percent Change	Percent Change
	(Dollars in thousands)
Salaries and employee benefits	$22,977	$21,817	$22,002	5.3%	(0.8)%
Occupancy	2,605	3,061	2,871	(14.9)%	6.6%
Equipment and depreciation	1,687	1,802	1,652	(6.4)%	9.1%
Data processing	1,479	1,271	1,035	16.4%	22.8%
FDIC expense	1,073	950	1,250	12.9%	(24.0)%
Other real estate owned expense, net	—	(70)	365	(100.0)%	(119.2)%
Professional fees	4,215	4,046	2,514	4.2%	60.9%
Business development	729	795	488	(8.3)%	62.9%
Loan related expense	456	375	414	21.6%	(9.4)%
Insurance	221	291	341	(24.1)%	(14.7)%
Other operating expenses (1)	2,316	2,063	2,392	12.3%	(13.8)%
Total noninterest expense	$37,758	$36,401	$35,324	3.7%	3.0%

(1)	Other operating expenses primarily consist of telephone, investor relations, promotional, regulatory expenses, and correspondent bank fees.
2017 vs. 2016.
During the year ended December 31, 2017, noninterest expense increased by $1.4 million, or 3.7%, to $37.8 million from $36.4 million for the year ended December 31, 2016, primarily as a result of:

•
An increase of $1.2 million in salaries and employee benefits primarily related to our incentive compensation accrual for the year ended December 31, 2017 and the reversal of our incentive compensation accrual during the fourth quarter of 2016 due to the losses experienced in 2016; and

•	An increase of $169 thousand in our professional fees attributable to an increase in accounting and legal fees during the year ended December 31, 2017.
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

•
A decrease of $435 thousand in other real estate owned ("OREO") as a result of lower carrying costs and other expenses related to OREO during the year ended December 31, 2016 as compared to the same period in 2015.

Provision for (Benefit from) Income Tax
For the year ended December 31, 2017, we recorded an income tax benefit of $91 thousand, as compared to income tax expense of $16.8 million for the year ended December 31, 2016, and an income tax benefit of $11.6 million for the year ended December 31, 2015. The income tax benefit for the year ended December 31, 2017 represents the reclassification of the alternative minimum tax credit carryforward from a deferred tax asset to an income tax receivable as required by the Tax Cuts and Jobs Act signed into law on December 22, 2017. This was partially offset by the payment to the State of California for the cost of doing business within the state. No additional income tax expense was recorded as a result of our full valuation allowance, discussed further below. The year ended December 31, 2017 results reflect the estimated impact of the enactment of the new tax law, which resulted in a minimal increase in net income due to the elimination of the corporate alternative minimum tax. Additionally, as part of the newly enacted tax law, the decrease in our deferred tax asset and corresponding valuation allowance as of December 31, 2017 is primarily attributable to the Federal corporate tax rate decreasing from 35% to 21%, which caused us to decrease our gross deferred tax asset and the related valuation allowance to $15.9 million from $21.7 million as of September 30, 2017. Accounting rules specify that management must evaluate the deferred tax asset on a recurring basis to determine whether enough positive evidence exists to determine whether it is more-likely-than-not that the deferred tax asset will be available to offset or reduce future taxes. The tax code allows net operating losses to be carried forward for 20 years from the date of the loss, and while management believes that the Company will be able to realize the deferred tax asset within the period that our net operating losses may be carried forward, we are unable to assert the timing as to when that realization will occur. Due to the hierarchy of evidence that the accounting rules specify, management determined that a full valuation allowance that was previously established on the balance of our deferred tax asset was still required at December 31, 2017.
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

Financial Condition
Assets
Our total consolidated assets increased by $182 million at December 31, 2017 from $1.1 billion at December 31, 2016. The following table sets forth the composition of our interest earning assets at:

	December 31, 2017	December 31, 2016
	(Dollars in thousands)
Interest-bearing deposits with financial institutions (1)	$186,010	$122,056
Interest-bearing time deposits with financial institutions	2,920	3,669
Federal Reserve Bank of San Francisco and Federal Home Loan Bank Stock, at cost	8,107	8,170
Securities available for sale, at fair value	39,738	43,480
Loans (net of allowances of $14,196 and $16,801, respectively)	1,053,201	931,525

(1)	Includes interest-earning balances maintained at the Federal Reserve Bank of San Francisco (“FRBSF”).

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
The following is a summary of the major components of securities available for sale and a comparison of the amortized cost, estimated fair values and the gross unrealized gains and losses attributable to those securities, as of December 31, 2017, 2016 and 2015:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Securities available for sale at December 31, 2017:
U.S. Treasury securities	$2,996	$—	$(25)	$2,971
Residential mortgage backed securities issued by U.S. Agencies	$30,894	$5	$(777)	$30,122
Residential collateralized mortgage obligations issued by non agencies	—	—	—	—
Asset backed security	1,992	—	(251)	1,741
Mutual funds	5,000	11	(107)	4,904
Total securities available for sale	$40,882	$16	$(1,160)	$39,738
Securities available for sale at December 31, 2016:
Residential mortgage backed securities issued by U.S. Agencies	37,813	6	(1,144)	36,675
Residential collateralized mortgage obligations issued by non agencies	484	—	(16)	468
Asset backed security	2,025	—	(592)	1,433
Mutual funds	5,000	11	(107)	4,904
Total securities available for sale	$45,322	$17	$(1,859)	$43,480
Securities available for sale at December 31, 2015:
Residential mortgage backed securities issued by U.S. Agencies	46,126	4	(976)	45,154
Residential collateralized mortgage obligations issued by non agencies	646	—	(14)	632
Asset backed security	2,027	—	(547)	1,480
Mutual funds	5,000	33	(50)	4,983
Total securities available for sale	$53,799	$37	$(1,587)	$52,249
At December 31, 2017, 2016 and 2015, U.S. agency mortgage backed securities and collateralized mortgage obligations with an aggregate fair market value of $22.7 million, $21.1 million and $2.9 million, respectively, were pledged to secure FHLB borrowings, repurchase agreements, local agency deposits and treasury, tax and loan accounts.
The amortized cost of securities available for sale at December 31, 2017 is shown in the table below by contractual maturities taking into consideration historical prepayments based on the prior twelve months of principal payments. Expected maturities will differ from contractual maturities and historical prepayments, particularly with respect to collateralized mortgage obligations, primarily because prepayment rates are affected by changes in conditions in the interest rate market and, therefore, future prepayment rates may differ from historical prepayment rates.

	December 31, 2017 Maturing in
	One year or less		Over one year through five years		Over five years through ten years		Over ten years		Total
(Dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Securities available for sale:
U.S. Treasury securities	$—	—%	$2,996	1.30%	$—	—%	$—	—%	$2,996	1.30%
Residential mortgage backed securities issued by U.S. Agencies	$5,685	1.49%	$15,776	1.52%	$8,956	1.63%	$477	2.34%	$30,894	1.56%
Asset backed security	—	—%	—	—%	—	—%	1,992	4.23%	1,992	4.23%
Mutual funds	—	—%	5,000	2.03%	—	—%	—	—%	5,000	2.03%
Total Securities Available for sale	$5,685	1.49%	$23,772	1.60%	$8,956	1.63%	$2,469	3.86%	$40,882	1.73%
The table below indicates, as of December 31, 2017, the gross unrealized losses and fair values of our investments, aggregated by investment category, and length of time that the individual securities have been in a continuous unrealized loss position.

	Securities with Unrealized Loss at December 31, 2017
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury securities	$2,971	$(25)	$—	$—	$2,971	$(25)
Residential mortgage backed securities issued by U.S. Agencies	$1,400	$(15)	$28,241	$(762)	$29,641	$(777)
Residential collateralized mortgage obligations issued by non agencies	—	—	—	—	—	—
Asset backed security	—	—	1,740	(251)	1,740	(251)
Mutual funds	1,485	(15)	2,658	(92)	4,143	(107)
Total	$5,856	$(55)	$32,639	$(1,105)	$38,495	$(1,160)
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
Through the impairment assessment process, we determined that the available-for-sale securities discussed below were other-than-temporarily impaired at December 31, 2017. We recorded no credit-related impairment on available-for-sale securities in our consolidated statements of operations for the year ended December 31, 2017. The OTTI related to factors other than credit losses, in the aggregate amount of $251 thousand, was recognized as other comprehensive loss in our accompanying consolidated statement of financial condition as of December 31, 2017.

The table below presents, for the year ended December 31, 2017, a roll-forward of OTTI in those instances when a portion of the OTTI was attributable to non-credit related factors and, therefore, was recognized in other comprehensive loss:

(Dollars in thousands)	Gross Other- Than- Temporary Impairments	Other-Than- Temporary Impairments Included in Other Comprehensive Loss	Net Other-Than- Temporary Impairments Included in Retained Earnings (Deficit)
Balance – December 31, 2015	$(1,100)	$(547)	$(553)
Changes in market value on securities for which an OTTI was previously recognized	(47)	(47)	—
Principal received on OTTI security	2	2	—
Balance – December 31, 2016	$(1,145)	$(592)	$(553)
Change in market value on a security for which an OTTI was previously recognized	308	308	—
Principal received on OTTI security	33	33	—
Balance – December 31, 2017	$(804)	$(251)	$(553)
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
Based on our OTTI assessment process, we determined that there is one asset-backed security in our portfolio of securities available for sale that was impaired as of December 31, 2017. This security is a multi-class, cash flow collateralized bond obligation backed by a pool of trust preferred securities issued by a diversified pool of 56 issuers that consisted of 45 U.S. depository institutions and 11 insurance companies at the time of the security’s issuance in November 2007. We purchased $3.0 million face amount of this security in November 2007 at a price of 95.21% for a total purchase price of $2.9 million, out of a total of $363 million of this security sold at the time of issuance. The security that we own (CUSIP 74042CAE8) is the mezzanine class B piece security with a variable interest rate of 3 month LIBOR plus 60 basis points, which had a rating of Aa2 and AA by Moody’s and Fitch, respectively, at the time of issuance in 2007.
As of December 31, 2017 the amortized cost of this security was $2.0 million with a fair value of $1.7 million, for an unrealized loss of approximately $251 thousand. As of December 31, 2017, the security had a Baa3 rating from Moody’s and a B rating from Fitch and had experienced $42.5 million in defaults (12.7% of total current collateral) and $7.0 million in deferring securities (2.1% of total current collateral) from issuance to December 31, 2017. As of December 31, 2017, the mezzanine class B tranche had $63.8 million in excess subordination.

We have made a determination that the remainder of our securities with respect to which there were unrealized losses as of December 31, 2017 are not other-than-temporarily impaired, because we have concluded that we have the ability to continue to hold those securities until their respective fair market values increase above their respective amortized costs or, if necessary, until their respective maturities. In reaching that conclusion we considered a number of factors and other information, which included: (i) the significance of each such security, (ii) the amount of the unrealized losses attributable to each such security, (iii) our liquidity position, (iv) the impact that retention of those securities could have on our capital position, and (v) our evaluation of the expected future performance of these securities (based on the criteria discussed above).

Loans
The following table sets forth the composition, by loan category, of our loan portfolio at December 31, 2017, 2016, 2015, 2014 and 2013:

	At December 31,
	2017		2016		2015		2014		2013
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial loans	$394,493	37.1%	$333,376	35.2%	$347,300	40.3%	$301,746	36.0%	$226,450	29.2%
Commercial real estate loans – owner occupied	214,365	20.1%	214,420	22.7%	195,554	22.7%	212,515	25.4%	174,221	22.4%
Commercial real estate loans – all other	228,090	21.4%	173,223	18.3%	146,641	17.0%	146,676	17.5%	177,884	22.9%
Residential mortgage loans – multi-family	114,302	10.7%	130,930	13.8%	81,487	9.5%	95,276	11.4%	96,565	12.4%
Residential mortgage loans – single family	24,848	2.3%	34,527	3.6%	52,072	6.0%	64,326	7.7%	75,660	9.7%
Construction and land development loans	34,614	3.3%	18,485	2.0%	10,001	1.2%	7,745	0.9%	18,458	2.4%
Consumer loans	53,918	5.1%	41,563	4.4%	28,663	3.3%	9,687	1.2%	7,599	1.0%
Total loans	1,064,630	100.0%	946,524	100.0%	861,718	100.0%	837,971	100.0%	776,837	100.0%
Deferred fee (income) costs, net	2,767		1,802		731		59		(53)
Allowance for loan and lease losses	(14,196)		(16,801)		(12,716)		(13,833)		(11,358)
Loans, net	$1,053,201		$931,525		$849,733		$824,197		$765,426
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
The following table sets forth the maturity distribution of our loan portfolio (excluding single and multi-family residential mortgage loans and consumer loans) at December 31, 2017:

	December 31, 2017
	One Year or Less	Over One Year Through Five Years	Over Five Years	Total
	(Dollars in thousands)
Real estate loans(1)
Floating rate	$38,361	$49,245	$124,127	$211,733
Fixed rate	6,962	58,513	199,861	265,336
Commercial loans
Floating rate	131,861	143,915	35,654	311,430
Fixed rate	23,306	29,428	30,329	83,063
Total	$200,490	$281,101	$389,971	$871,562

(1)	Does not include mortgage loans on single or multi-family residences or consumer loans, which totaled $139.2 million and $53.9 million, respectively, at December 31, 2017.

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
The following table sets forth information regarding our nonperforming assets, as well as information regarding restructured loans, at December 31, 2017 and December 31, 2016:

	At December 31, 2017	At December 31, 2016
	(Dollars in thousands)
Nonaccrual loans:
Commercial loans	$3,222	$20,330
Commercial real estate	2,461	4,346
Residential real estate	171	221
Consumer	56	—
Total nonaccrual loans	$5,910	$24,897
Loans past due 90 days and still accruing interest:
Commercial loans	$—	$—
Total loans past due 90 days and still accruing interest	$—	$—
Other nonperforming assets:
Other foreclosed assets	36	—
Total nonperforming assets	$5,946	$24,897
Restructured loans:
Accruing loans	$450	$—
Nonaccruing loans (included in nonaccrual loans above)	809	8,931
Total restructured loans	$1,259	$8,931
As the above table indicates, total nonperforming assets decreased by approximately $19.0 million, or 76.1%, to $5.9 million as of December 31, 2017 from $24.9 million as of December 31, 2016. The decrease in our non-performing loans resulted primarily from $20.8 million in payoffs or paydowns on our nonaccrual loans, $4.7 million charged-off, $4.3 million returning to accrual status and $217 thousand transferred to other assets during the year ended December 31, 2017, partially offset by $11.1 million moving to nonaccrual status during the same period. The increase in our other foreclosed assets balance from December 31, 2016 related to the foreclosure of four automobiles during the year ended December 31, 2017, two of which have been sold and the remaining two have been listed for sale as of December 31, 2017.
Information Regarding Impaired Loans. At December 31, 2017, loans deemed impaired totaled $6.4 million as compared to $24.9 million at December 31, 2016. We had an average investment in impaired loans of $16.4 million for the year ended December 31, 2017 as compared to $28.0 million for the year ended December 31, 2016. The interest that would have been earned during the year ended December 31, 2017 had the nonaccruing impaired loans remained current in accordance with their original terms was approximately $462 thousand.

The following table sets forth the amount of impaired loans to which a portion of the ALLL has been specifically allocated, and the aggregate amount so allocated, in accordance with ASC 310-10, and the amount of the ALLL and the amount of impaired loans for which no such allocations were made, in each case at December 31, 2017 and December 31, 2016:

	December 31, 2017			December 31, 2016
	Loans	Reserves for Loan Losses	% of Reserves to Loans	Loans	Reserves for Loan Losses	% of Reserves to Loans
	(Dollars in thousands)
Impaired loans with specific reserves	$450	$7	1.6%	$3,309	$2,042	61.7%
Impaired loans without specific reserves	5,910	—	—	21,588	—	—
Total impaired loans	$6,360	$7	0.1%	$24,897	$2,042	8.2%
The $18.5 million decrease in impaired loans to $6.4 million at December 31, 2017 from $24.9 million at December 31, 2016 was primarily attributable to $20.8 million in principal payments, $4.1 million transferred to performing loans, $217 thousand transferred to other assets and $4.7 million charged-off during the year ended December 31, 2017 partially offset by additions of $11.6 million to impaired loans during the same period. Based on an internal analysis, using the current estimated fair values of the collateral or the discounted present values of the future estimated cash flows of the impaired loans, we concluded that, at December 31, 2017, $7 thousand of specific reserves were required on one impaired loan and that all remaining impaired loans were well secured and adequately collateralized with no specific reserves required.
Allowance for Loan and Lease Losses. The ALLL totaled $14.2 million, representing 1.33% of loans outstanding, at December 31, 2017, as compared to $16.8 million, or 1.78% of loans outstanding, at December 31, 2016.
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
Set forth below is information regarding loan balances and the related ALLL, by portfolio type, for the years ended December 31, 2017, 2016, 2015, 2014 and 2013.

(Dollars in thousands)	Commercial	Real Estate	Construction and Land Development	Consumer and Single Family Mortgages	Unallocated	Total
ALLL for the year ended December 31, 2017:
Balance at beginning of year	$11,276	$4,226	$343	$642	$314	$16,801
Charge offs	(4,124)	(432)	—	(179)	—	(4,735)
Recoveries	1,852	72	27	179	—	2,130
Provision	151	(960)	280	401	128	—
Balance at end of year	$9,155	$2,906	$650	$1,043	$442	$14,196
Allowance for loan and lease losses as a percentage of average total loans						1.42%
Allowance for loan and lease losses as a percentage of total outstanding loans						1.33%
Ratio of net charge-offs to average loans outstanding during the period						0.26%
ALLL for the year ended December 31, 2016:
Balance at beginning of year	$6,639	$5,109	$282	$686	$—	$12,716
Charge offs	(15,390)	(1,119)	—	(540)	—	(17,049)
Recoveries	1,189	1	57	17	—	1,264
Provision	18,838	235	4	479	314	19,870
Balance at end of year	$11,276	$4,226	$343	$642	$314	$16,801
Allowance for loan and lease losses as a percentage of average total loans						1.96%
Allowance for loan and lease losses as a percentage of total outstanding loans						1.78%
Ratio of net charge-offs to average loans outstanding during the period						1.84%
ALLL for the year ended December 31, 2015:
Balance at beginning of year	$7,670	$5,133	$296	$734	$—	$13,833
Charge offs	(2,643)	—	(85)	(199)	—	(2,927)
Recoveries	1,798	4	—	8	—	1,810
Provision	(186)	(28)	71	143	—	—
Balance at end of year	$6,639	$5,109	$282	$686	$—	$12,716
Allowance for loan and lease losses as a percentage of average total loans						1.54%
Allowance for loan and lease losses as a percentage of total outstanding loans						1.48%
Ratio of net charge-offs to average loans outstanding during the period						0.13%
ALLL for the year ended December 31, 2014:
Balance at beginning of year	$5,812	$4,517	$165	$864	$—	$11,358
Charge offs	(551)	—	—	(102)	—	(653)
Recoveries	1,467	76	—	85	—	1,628
Provision	942	540	131	(113)	—	1,500
Balance at end of year	$7,670	$5,133	$296	$734	$—	$13,833
Allowance for loan and lease losses as a percentage of average total loans						1.73%
Allowance for loan and lease losses as a percentage of total outstanding loans						1.65%
Ratio of net charge-offs to average loans outstanding during the period						(0.12)%
ALLL for the year ended December 31, 2013:
Balance at beginning of year	$6,340	$3,487	$248	$806	$—	$10,881
Charge offs	(5,945)	(308)	(5)	(200)	—	(6,458)
Recoveries	2,337	5	54	34	—	2,430
Provision	3,080	1,333	(132)	224	—	4,505
Balance at end of year	$5,812	$4,517	$165	$864	$—	$11,358
Allowance for loan and lease losses as a percentage of average total loans						1.59%
Allowance for loan and lease losses as a percentage of total outstanding loans						1.46%
Ratio of net charge-offs to average loans outstanding during the period						0.56%

The ALLL decreased $2.6 million from December 31, 2016 to December 31, 2017 primarily as a result of a decrease in our classified loan portfolio during 2017, which was partially offset by charge offs exceeding recoveries and new loan growth during that same period. The reserve for loan losses may include an unallocated amount based upon our judgment as to possible credit losses inherent in the loan portfolio that may not have been captured by historical loss experience, qualitative factors, or specific evaluations of impaired loans. Unallocated reserves may be adjusted for factors including, but not limited to, unexpected or unusual events, volatile market and economic conditions, effects of changes or seasoning in methodologies, regulatory guidance and recommendations, or other factors that may impact borrower operating conditions and loss expectations. Management’s judgment as to unallocated reserves is determined in the context of, but separate from, the historical loss trends and qualitative factors described above. The unallocated reserve for loan losses of $442 thousand at December 31, 2017 has increased $128 thousand from the balance at December 31, 2016, primarily due to some uncertainties related to our classified loans as of December 31, 2017, partially offset by charge-offs during the year ended December 31, 2017.  Management believes that the amount of unallocated reserve for loan losses is appropriate and will continue to evaluate it on an ongoing basis.
We classify our loan portfolios using asset quality ratings. The credit quality table in Note 5, Loans and Allowance for Loan and Lease Losses below in Item 8, provides a summary of loans by portfolio type and asset quality ratings as of December 31, 2017 and December 31, 2016. Loans totaled approximately $1.1 billion at December 31, 2017, an increase of $118.1 million from $946.5 million at December 31, 2016. The disaggregation of the loan portfolio by risk rating in the credit quality table located in Note 5 reflects the following changes that occurred between December 31, 2016 and December 31, 2017:

•
Loans rated “Pass” totaled $1.0 billion, an increase of $156.3 million from $879.8 million at December 31, 2016. The increase was primarily attributable to new loan growth and upgrades of $8.3 million and $8.5 million from “Special Mention” and “Substandard”, respectively, partially offset by downgrades to “Special Mention” and “Substandard" of $14.0 million and $6.5 million, respectively, and paydowns of principal payments.

•
Loans rated “Special Mention” totaled $17.4 million, an increase of $2.7 million from $14.7 million at December 31, 2016. The increase was primarily the result of $14.0 million downgraded from “Pass” and $634 thousand upgraded from “Substandard”, partially offset by $8.3 million upgraded to “Pass”, $795 thousand downgraded to “Substandard” and payoffs and paydowns of principal payments.

•
Loans rated “Substandard” totaled $10.8 million, a decrease of $37.9 million from $48.7 million at December 31, 2016. This decrease was primarily the result of $32.9 million in principal payments, $8.5 million of loans upgraded to “Pass”, $826 thousand upgraded to “Special Mention” and $4.7 million of loans charged off, partially offset by $6.5 million downgraded from “Pass”, $366 thousand downgraded from “Special Mention” and $2.2 million upgraded from “Doubtful”.

•
Loans rated “Doubtful” totaled $366 thousand, a decrease of $3.0 million from $3.3 million at December 31, 2016. This decrease was the result of two commercial loans of $2.8 million upgraded to “Substandard” and the payoff of $151 thousand related to one commercial loan.

Our loss migration analysis currently utilizes a series of twelve staggered 16-quarter migration periods, which was increased during the second quarter of 2015 from four staggered 16-quarter migration periods in order to broaden the loss experience incorporated into the analysis. As a result, for purposes of determining applicable loss factors at December 31, 2017, our migration analysis covered the period from June 30, 2012 to December 31, 2016. We believe this was consistent with and reasonably reflects current economic conditions, portfolio trends and the risks that were inherent in our loan portfolio at December 31, 2017.
The table below sets forth loan delinquencies, by quarter, from December 31, 2017 to December 31, 2016.

	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016
Loans Delinquent:	(Dollars in thousands)
90 days or more:
Commercial loans	$2,125	$2,212	$12,261	$15,406	$13,946
Commercial real estate	—	—	—	432	1,003
Residential mortgages	—	—	—	—	—
Land development loans	—	—	—	—	—
	2,125	2,212	12,261	15,838	14,949
30-89 days:
Commercial loans	1,387	1,561	4,129	1,239	7,055
Commercial real estate	936	955	968	995	4,142
Residential mortgages	—	—	—	—	—
Consumer loans	—	—	—	261	38
	2,323	2,516	5,097	2,495	11,235
Total Past Due(1):	$4,448	$4,728	$17,358	$18,333	$26,184

(1)	Past due balances include nonaccrual loans.
As the above table indicates, total past due loans decreased by $21.7 million, or 83%, to $4.4 million at December 31, 2017 from $26.2 million at December 31, 2016. Loans past due 90 days or more decreased by $12.8 million, or 86%, to $2.1 million at December 31, 2017, from $14.9 million at December 31, 2016 primarily resulting from $13.4 million of payoffs and one loan relationship of $1.5 million brought current, partially offset by additions of delinquent loans of $2.1 million.
Loans 30-89 days past due decreased by $8.9 million, or 79%, to $2.3 million at December 31, 2017 from $11.2 million at December 31, 2016 primarily attributable to $4.9 million of payoffs, $2.2 million brought current, and $3.2 million charged off, partially offset by $1.4 million of additions of delinquent loans.

Deposits
Average Balances of and Average Interest Rates Paid on Deposits
Set forth below are the average amounts of, and the average rates paid on, deposits for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017		2016		2015
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)
Noninterest bearing demand deposits	$326,105	—	$299,447	—	$237,371	—
Interest-bearing checking accounts	87,771	0.40%	60,024	0.27%	40,916	0.23%
Money market and savings deposits	334,703	0.85%	327,401	0.63%	300,088	0.57%
Time deposits(1)	298,531	1.26%	263,569	0.99%	308,529	0.90%
Total deposits	$1,047,110	0.66%	$950,441	0.51%	$886,904	0.51%

(1)	Comprised of time certificates of deposit in denominations of less than and more than $100,000.
Deposit Totals
Deposits totaled $1.1 billion at December 31, 2017 as compared to $1.0 billion at December 31, 2016. The following table provides information regarding the mix of our deposits at December 31, 2017 and December 31, 2016:

	At December 31, 2017		At December 31, 2016
	Amounts	% of Total Deposits	Amounts	% of Total Deposits
	(Dollars in thousands)
Core deposits
Noninterest bearing demand deposits	$338,273	29.7%	$332,573	33.2%
Savings and other interest-bearing transaction deposits	439,784	38.6%	410,819	41.0%
Time deposits	361,336	31.7%	257,908	25.8%
Total deposits	$1,139,393	100.0%	$1,001,300	100.0%
Certificates of deposit in denominations of $100,000 or more, on which we pay higher rates of interest than on other deposits, aggregated $330.5 million, or 29.0%, of total deposits at December 31, 2017, as compared to $227.2 million, and 22.7%, of total deposits at December 31, 2016.
Set forth below is a maturity schedule of domestic time certificates of deposit outstanding at December 31, 2017 and December 31, 2016:

	December 31, 2017		December 31, 2016
Maturities	Certificates of Deposit Under $ 100,000	Certificates of Deposit $100,000 or more	Certificates of Deposit Under $100,000	Certificates of Deposit $100,000 or more
	(Dollars in thousands)
Three months or less	$8,674	$77,981	$9,269	$72,671
Over three and through six months	5,532	47,652	4,794	35,800
Over six and through twelve months	10,391	90,470	11,077	75,932
Over twelve months	6,214	114,422	5,577	42,788
Total	$30,811	$330,525	$30,717	$227,191

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
Our liquid assets, which included cash and due from banks, federal funds sold, interest earning deposits that we maintain with financial institutions and unpledged securities available for sale (excluding Federal Reserve Bank and FHLB stock) totaled $214.3 million, which represented 16% of total assets, at December 31, 2017. We believe that our cash and cash equivalent resources, together with available borrowings under our credit facilities, will be sufficient to meet normal operating requirements for at least the next twelve months, including to enable us to meet any increase in deposit withdrawals that might occur in the foreseeable future.
Cash Flow Provided by Operating Activities. In 2017, operating activities provided net cash of $10.6 million primarily attributable to our net income of $10.4 million. In 2016, operating activities provided net cash of $4.3 million primarily attributable to non-cash adjustments to our net loss, which primarily resulted from the provision for loan and lease losses and the valuation allowance established on our deferred tax asset during the year ended December 31, 2016.
Cash Flow Used in Investing Activities. In 2017, investing activities used net cash of $115.5 million, primarily attributable to $120.2 million used to fund an increase in loans and $3.4 million used to purchase securities available for sale and other stock, partially offset by $6.8 million of cash from maturities of and principal payments on securities available for sale. In 2016, investing activities used net cash of $92.3 million, primarily attributable to $101.3 million used to fund an increase in loans, partially offset by $8.2 million of cash from maturities of and principal payments on securities available for sale, a $1.0 million decrease in our interest bearing time deposits with financial institutions and $757 thousand of proceeds from sales of OREO.

Cash Flow Provided by Financing Activities. In 2017, financing activities provided net cash of $164.3 million, consisting primarily of a $5.7 million net increase in noninterest bearing deposits and a $132.4 million net increase in interest bearing deposits, which resulted from a decision to increase our liquidity, and a $25.0 million net increase in borrowings. In 2016, financing activities provided net cash of $112.9 million, consisting primarily of a $82.9 million net increase in noninterest bearing deposits and a $24.6 million net increase in interest bearing deposits, which resulted from a decision to increase our core deposit base, and a $5.0 million net increase in borrowings.
Ratio of Loans to Deposits. The relationship between gross loans and total deposits can provide a useful measure of a bank’s liquidity. Since repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loan-to-deposit ratio the less liquid are our assets. On the other hand, since we realize greater yields on loans than we do on investments, a lower loan-to-deposit ratio can adversely affect interest income and earnings. As a result, our goal is to achieve a loan-to-deposit ratio that appropriately balances the requirements of liquidity and the need to generate a fair return on our assets. At December 31, 2017 and 2016, the loan-to-deposit ratio was 93% and 95%, respectively.

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
Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the following table) of total capital, common equity Tier 1 capital and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). We believe that, as of December 31, 2017, the Company and the Bank met all capital adequacy requirements to which they are subject and have not been notified by any regulatory agency that would require the Company or the Bank to maintain additional capital.
The actual capital amounts and ratios of the Company and the Bank at December 31, 2017 are presented in the following table:

			Applicable Federal Regulatory Requirement
At December 31, 2017	Actual Capital		For Capital Adequacy Purposes		To be Categorized As Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total Capital to Risk Weighted Assets:
Company	$147,551	12.2%	$102,594	At least 8.625	N/A	N/A
Bank	137,581	11.6%	102,386	At least 8.625	$118,709	At least 10.0
Common Equity Tier 1 Capital to Risk Weighted Assets:
Company	116,005	9.6%	60,962	At least 5.125	N/A	N/A
Bank	123,035	10.4%	60,838	At least 5.125	77,161	At least 6.5
Tier 1 Capital to Risk Weighted Assets:
Company	$133,005	11.0%	$78,804	At least 6.625	N/A	N/A
Bank	123,035	10.4%	78,645	At least 6.625	$94,967	At least 8.0
Tier 1 Capital to Average Assets:
Company	$133,005	10.5%	$49,889	At least 4.0	N/A	N/A
Bank	123,035	9.9%	49,801	At least 4.0	$62,251	At least 5.0
As the above table indicates, at December 31, 2017, the Bank (on a stand-alone basis) qualified as a “well—capitalized” institution, and the capital ratios of the Company (on a consolidated basis) exceeded the capital ratios mandated for bank holding companies, under federally mandated capital standards and federally established prompt corrective action regulations. Since December 31, 2017, there have been no events or circumstances known to us which have changed or which are expected to result in a change in the Company’s or the Bank’s classification as well-capitalized institutions.
In early July 2013, the Federal Reserve Board and the FDIC issued final rules implementing the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act changes.  See “BUSINESS-Supervision and Regulation-Capital Requirements” in Item 1 of this Report for additional information about these capital requirements.  At December 31, 2017 the Bank (on a stand-alone basis) continued to qualify as a well-capitalized institution, and the Company continued to exceed the minimum required capital ratios applicable to it, under the capital adequacy guidelines described above.
The consolidated total capital and Tier 1 capital of the Company at December 31, 2017 includes an aggregate of $17.0 million principal amount of the $17.5 million of 30-year junior subordinated debentures that we issued in 2002 and 2004 (the “Debentures”). See “—Contractual Obligations—Junior Subordinated Debentures” below for additional information. We contributed the net proceeds from the sales of the Debentures to the Bank, thereby providing it with additional cash to fund the growth of its banking operations and, at the same time, to increase its total capital and Tier 1 capital.
Quarterly interest payments on the Debentures require prior approval of the FRBSF. As of December 31, 2017, we were current on all interest payments.
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
The principal source of cash available to a bank holding company consists of cash dividends from its bank subsidiaries. There are currently several restrictions on the Bank’s ability to pay us cash dividends. Government regulations, including the laws of the State of California, as they pertain to the payment of cash dividends by California state chartered banks, limits the amount of funds that the Bank is permitted to dividend to us. Further, Section 23(a) of the Federal Reserve Act limits the amounts that a bank may loan to its bank holding company to an aggregate of no more than 10% of the bank subsidiary’s capital surplus and retained earnings and requires that such loans be secured by specified assets of the bank holding company. We have committed to obtaining approval from the FRB and the CDBO prior to Bancorp paying any dividends, or make any distributions representing interest, principal or other sums on subordinated debentures or trust preferred securities. There can be no assurance that our regulators will approve such payments or dividends in the future. Refer to “Regulatory Matters” above in Item 1 and Note 14,

Shareholders' Equity in the notes to our consolidated financial statements for more detail regarding the regulatory restrictions on our and the Bank's ability to pay dividends. While restrictions on the payment of dividends from the Bank to us exist, there are no restrictions on the dividends that PMAR may pay us. PMAR has approximately $1.8 million in assets and could provide us with additional cash if required. In addition, we currently have sufficient cash on hand to meet our cash obligations. As a result, we do not expect that these restrictions will impact our ability to meet our cash obligations.

Off Balance Sheet Arrangements
Loan Commitments and Standby Letters of Credit. To meet the financing needs of our customers in the normal course of business, we are a party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit and standby letters of credit. At December 31, 2017 and 2016, we were committed to fund certain loans including letters of credit amounting to approximately $295 million and $317 million, respectively.
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

Contractual Obligations
The following table summarizes the contractual obligations as of December 31, 2017:

	Maturity/Obligation by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(Dollars in thousands)
Deposits	$1,139,393	$1,018,757	$108,312	$12,324	$—
FHLB Borrowings	40,000	40,000	—	—	—
Other Borrowings	866	866	—	—	—
Junior Subordinated Debentures	17,527	—	—	—	17,527
Operating Leases	6,395	2,125	3,300	970	—
Total	$1,204,181	$1,061,748	$111,612	$13,294	$17,527
The table above excludes unrecognized tax benefits because we are unable to reasonably estimate the period during which these obligations may be incurred, if at all.
FHLB Borrowings. As of December 31, 2017, we had $40.0 million of outstanding borrowings obtained from the FHLB. The table below sets forth the amounts of, the interest rates we pay on, and the maturity dates of these FHLB borrowings. These borrowings had a weighted-average annualized interest rate of 1.65% for the year ended December 31, 2017.

Principal Amounts	Interest Rate	Maturity Dates
(Dollars in thousands)
10,000	1.48%	March 1, 2018
10,000	1.62%	June 1, 2018
10,000	1.72%	September 4, 2018
10,000	1.77%	December 3, 2018
At December 31, 2017, $669 million of loans were pledged to secure our FHLB borrowings and to support our unfunded borrowing capacity. At December 31, 2017, we had unused borrowing capacity of $285 million with the FHLB.

The highest amount of borrowings outstanding at any month-end during the year ended December 31, 2017 was $40.9 million, which consisted of borrowings from the FHLB. By comparison, the highest amount of borrowings outstanding at any month end in 2016 consisted of $15 million of borrowings from the FHLB.
Junior Subordinated Debentures. Pursuant to rulings of the FRB, bank holding companies were permitted to issue long term subordinated debt instruments that, subject to certain conditions, would qualify as and, therefore, augment capital for regulatory purposes. At December 31, 2017, we had outstanding approximately $17.5 million principal amount of the “Debentures.
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
These Debentures require quarterly interest payments, which are used to make quarterly distributions required to be paid on the corresponding trust preferred securities. Subject to certain conditions, we have the right, at our discretion, to defer those interest payments, and the corresponding distributions on the trust preferred securities, for up to five years. Exercise of this deferral right does not constitute a default of our obligations to pay the interest on the Debentures or the corresponding distributions that are payable on the trust preferred securities. We have committed to obtaining approval from the FRB and the CDBO prior to making any distributions representing interest, principal or other sums on subordinated debentures or trust preferred securities. Refer to “Regulatory Matters” above in Item 1 for further detail. As of December 31, 2017, we were current on all interest payments. There can be no assurance that our regulators will approve such payments in the future.
Operating Lease Obligations. We lease certain facilities and equipment under various non-cancelable operating leases, which include escalation clauses ranging between 2% and 6% per annum. Future minimum non-cancelable lease commitments, were as follows:

At December 31, 2017
(Dollars in thousands)
2018	$2,125
2019	2,195
2020	1,105
2021	315
2022 and beyond	655
Total	$6,395
Maturing Time Certificates of Deposits. Set forth below is a maturity schedule, as of December 31, 2017, of time certificates of deposit of $100,000 or more:

At December 31, 2017
(In thousands)
2018	$216,103
2019	91,022
2020	11,982
2021	242
2022 and beyond	11,176
Total	$330,525

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
We measure interest rate risk and the effect of changes in market interest rates using a net interest income simulation analysis. The analysis incorporates our balance sheet as of December 31, 2017 and assumptions that reflect the current interest rate environment. The analysis estimates the interest rate impact of a parallel increase in interest rates over a twelve-month horizon.
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
The estimated changes in net interest income for a twelve-month period based on changes in the interest rates applied as of December 31, 2017 were as follows:

Change in Market Interest Rates (basis points)	Amount ($)	Percent (%)
	(in thousands)
+200	$23,620	15.10%
+100	12,415	7.90%
-100	(2,789)	(1.80)%
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
The estimated changes in EVE based on interest rates applied as of December 31, 2017 were as follows:

Change in Market Interest Rates (basis points)	Amount ($)	Percent (%)
	(in thousands)
+200	$5,841	12.10%
+100	2,918	6.00%
-100	(5,141)	(10.60)%

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
We are exposed to certain financial risks, which are discussed in detail in the Credit Risk and Market Risk sections of “MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” in Item 7 of this Report.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
Pacific Mercantile Bancorp

Opinion on the Internal Control Over Financial Reporting
We have audited Pacific Mercantile Bancorp and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial condition of the Company as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes to the consolidated financial statements, and our report, dated March 2, 2018, expressed an unqualified opinion.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ RSM US LLP
Irvine, CA
March 2, 2018

ITEM 8.	FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of
Pacific Mercantile Bancorp
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial condition of Pacific Mercantile Bancorp and subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report, dated March 2, 2018, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
We have served as the Company’s auditor since 2014.

/s/ RSM US LLP
Irvine, CA
March 2, 2018

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except for per share data)

	December 31,
	2017	2016
ASSETS
Cash and due from banks	$12,198	$16,789
Interest bearing deposits with financial institutions	186,010	122,056
Cash and cash equivalents	198,208	138,845
Interest-bearing time deposits with financial institutions	2,920	3,669
Federal Reserve Bank of San Francisco and Federal Home Loan Bank Stock, at cost	8,107	8,170
Securities available for sale, at fair value	39,738	43,480
Loans (net of allowances of $14,196 and $16,801, respectively)	1,053,201	931,525
Accrued interest receivable	3,872	2,702
Premises and equipment, net	1,094	1,257
Other assets	15,464	11,041
Total assets	$1,322,604	$1,140,689
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$338,273	$332,573
Interest-bearing	801,120	668,727
Total deposits	1,139,393	1,001,300
Borrowings	40,866	15,000
Accrued interest payable	397	201
Other liabilities	11,545	6,942
Junior subordinated debentures	17,527	17,527
Total liabilities	1,209,728	1,040,970
Commitments and contingencies (Note 15)
Shareholders’ equity:
Preferred stock, no par value, 2,000,000 shares authorized:
Common stock, no par value, 85,000,000 shares authorized; 23,232,515 and 23,004,668 shares issued and outstanding at December 31, 2017 and December 31, 2016, respectively	150,689	148,680
Accumulated deficit	(36,670)	(47,119)
Accumulated other comprehensive loss	(1,143)	(1,842)
Total shareholders’ equity	112,876	99,719
Total liabilities and shareholders’ equity	$1,322,604	$1,140,689
The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except for per share data)

	Year Ended December 31,
	2017	2016	2015
Interest income:
Loans, including fees	$48,957	$38,580	$36,717
Securities available for sale and stock	1,237	1,578	1,710
Interest-bearing deposits with financial institutions	1,379	842	370
Total interest income	51,573	41,000	38,797
Interest expense:
Deposits	6,958	4,820	4,559
Borrowings	873	657	710
Total interest expense	7,831	5,477	5,269
Net interest income	43,742	35,523	33,528
Provision for loan and lease losses	—	19,870	—
Net interest income after provision for loan and lease losses	43,742	15,653	33,528
Noninterest income
Service fees on deposits and other banking services	1,347	1,093	918
Net loss on sale of securities available for sale	(4)	—	—
Net gain on sale of small business administration loans	—	40	—
Net loss on sale of other assets	(37)	(527)	(58)
Other noninterest income	3,068	2,331	1,826
Total noninterest income	4,374	2,937	2,686
Noninterest expense
Salaries and employee benefits	22,977	21,817	22,002
Occupancy	2,605	3,061	2,871
Equipment and depreciation	1,687	1,802	1,652
Data processing	1,479	1,271	1,035
FDIC expense	1,073	950	1,250
Other real estate owned expense, net	—	(70)	365
Professional fees	4,215	4,046	2,514
Business development	729	795	488
Loan related expense	456	375	414
Insurance	221	291	341
Other operating expense	2,316	2,063	2,392
Total noninterest expense	37,758	36,401	35,324
Income (loss) before income taxes	10,358	(17,811)	890
Income tax (benefit) provision	(91)	16,832	(11,551)
Net income (loss)	10,449	(34,643)	12,441
Dividends on preferred stock	—	—	(927)
Inducements for exchange of the preferred stock	—	—	(512)
Net income (loss) allocable to common shareholders	$10,449	$(34,643)	$11,002
Basic income (loss) per common share:
Net income (loss) available to common shareholders	$0.45	$(1.51)	$0.54
Diluted income (loss) per common share:
Net income (loss) available to common shareholders	$0.45	$(1.51)	$0.53
Weighted average number of common shares outstanding:
Basic	23,180,542	22,958,644	20,516,575
Diluted	23,312,292	22,958,644	20,675,279
The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)

	Year Ended December 31,
	2017	2016	2015
Net income (loss)	$10,449	$(34,643)	$12,441
Other comprehensive income (loss), net of tax:
Change in unrealized holding gain (loss) on securities available for sale	695	(1,032)	(118)
Less: Reclassification adjustment for losses included in net income	(4)	—	—
Net unrealized holding gain (loss) on securities available for sale	699	(1,032)	(118)
Total comprehensive income (loss)	$11,148	$(35,675)	$12,323
The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Shares and dollars in thousands)
For the Three Years Ended December 31, 2017

	Series B and C Preferred stock		Common stock		Retained earnings (accumulated deficit)	Accumulated other comprehensive income (loss)	Total
	Number of shares	Amount	Number of shares	Amount
Balance at December 31, 2014	141	$11,677	19,463	$131,181	$(22,885)	$(692)	$119,281
Exchange of Series B Preferred Stock for common stock	(112)	(8,747)	2,105	8,747	—	—	—
Exchange of Series C Preferred Stock for common stock	(35)	(3,523)	662	3,523	—	—	—
Dividends on preferred stock exchanged for common stock	—	—	174	927	(927)	—	—
Inducement for exchange of preferred stock for common stock			68	512	(512)	—	—
Costs related to the exchange of preferred stock for common stock	—	—	—	(324)	—	—	(324)
Issuance of restricted stock, net			68				—
Tax effect from vesting of restricted stock			(16)	(109)			(109)
Series C Preferred Stock issued as a stock dividend on Series B Preferred Stock	6	593	—	—	(593)	—	—
Common stock based compensation expense	—	—	—	1,234	—	—	1,234
Common stock options exercised	—	—	296	1,511	—	—	1,511
Net income	—	—	—	—	12,441	—	12,441
Other comprehensive loss	—	—	—	—	—	(118)	(118)
Balance at December 31, 2015	—	$—	22,820	$147,202	$(12,476)	$(810)	$133,916
Issuance of restricted stock, net	—	—	90	—	—	—	—
Tax effect from vesting of restricted stock	—	—	(2)	(16)	—	—	(16)
Common Stock based compensation expense	—	—	—	1,039	—	—	1,039
Common stock options exercised	—	—	97	455	—	—	455
Net loss	—	—	—	—	(34,643)	—	(34,643)
Other comprehensive loss	—	—	—	—	—	(1,032)	(1,032)
Balance at December 31, 2016	—	$—	23,005	$148,680	$(47,119)	$(1,842)	$99,719
Issuance of restricted stock, net	—	—	22	—	—	—	—
Common stock based compensation expense	—	—	—	796	—	—	796
Common stock options exercised	—	—	206	1,213	—	—	1,213
Net income	—	—	—	—	10,449	—	10,449
Other comprehensive income	—	—	—	—	—	699	699
Balance at December 31, 2017	—	$—	23,233	$150,689	$(36,670)	$(1,143)	$112,876
The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(Dollars in thousands)

	Year Ended December 31,
	2017	2016	2015
Cash Flows From Operating Activities:
Net income (loss)	$10,449	$(34,643)	$12,441
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	428	485	525
Provision for loan and lease losses	—	19,870	—
Amortization of premium on securities	221	283	319
Net loss on sale of securities available for sale	4	—	—
Net amortization of deferred fees and unearned income on loans	(388)	(349)	(607)
Net gain on sales of other real estate owned	—	(107)	(44)
Net gain on sale of premises and equipment	(2)	—	(27)
Net loss on sale of other assets	37	527	—
Net gain on sale of small business administration loans	—	(40)	—
Small business administration loan originations	—	(806)	—
Proceeds from sale of small business administration loans	—	840	—
Write down of other real estate owned	—	—	85
Stock-based compensation expense	796	1,039	1,234
Tax effect of restricted stock vesting	—	(16)	(109)
Changes in operating assets and liabilities:
Net (increase) decrease in accrued interest receivable	(1,170)	(436)	170
Net (increase) decrease in other assets	(4,376)	144	(561)
Net decrease in deferred taxes	—	16,837	(11,562)
Net (increase) decrease in income taxes receivable	(215)	681	(49)
Net increase (decrease) in accrued interest payable	196	(54)	33
Net increase (decrease) in other liabilities	4,603	91	80
Net cash provided by operating activities	10,583	4,346	1,928
Cash Flows From Investing Activities:
Net decrease in interest-bearing time deposits with financial institutions	749	996	3
Maturities of and principal payments received on securities available for sale and other stock	7,247	8,193	8,409
Purchase of securities available for sale and other stock	(3,350)	—	(283)
Proceeds from sale of securities available for sale and other stock	382	—	—
Principal payments received on other investments	—	—	2,087
Purchase of other investments	(227)	(385)	—
Proceeds from sale of other real estate owned	—	757	1,181
Net increase in loans	(120,205)	(101,331)	(25,209)
Proceeds from sale of other assets	141	33	—
Purchases of premises and equipment	(265)	(600)	(575)
Proceeds from sale of premises and equipment	2	—	27
Net cash used in investing activities	(115,526)	(92,337)	(14,360)
Cash Flows From Financing Activities:
Payments for exchange of preferred stock for common stock	—	—	(324)
Net increase in deposits	138,093	107,460	(22,469)
Proceeds from borrowings	70,000	15,000	—
Payments of borrowings	(45,000)	(10,000)	(29,500)
Proceeds from exercise of common stock options	1,213	455	1,511
Net cash provided by financing activities	164,306	112,915	(50,782)
Net increase (decrease) in cash and cash equivalents	59,363	24,924	(63,214)
Cash and Cash Equivalents, beginning of period	138,845	113,921	177,135
Cash and Cash Equivalents, end of period	$198,208	$138,845	$113,921
Supplementary Cash Flow Information:
Cash paid for interest on deposits and other borrowings	$7,635	$5,531	$5,236
Cash paid for income taxes	$123	$12	$58
 The accompanying notes are an integral part of these consolidated financial statements.

(Dollars in thousands)	Year Ended December 31,
	2017	2016	2015
Non-Cash Investing Activities:
Transfer of loans into other real estate owned	$—	$—	$280
Transfer of loans into other assets	$217	$—	$—
Participation sold accounted for as other borrowings	$866	$—	$—
Non-Cash Financing Activities:
Series C Preferred Stock issued in connection with dividends on Series B Preferred Stock	$—	$—	$593
Exchange of Series B and Series C Preferred Stock for common stock	$—	$—	$13,709
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
PMBC, the Bank and PMAR are sometimes referred to, together, on a consolidated basis, as the “Company” or as “we”, “us” or “our”.

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
Principles of Consolidation
Our consolidated financial statements for the years ended December 31, 2017, 2016 and 2015 include the accounts of PMBC, the Bank and PMAR. All significant intercompany balances and transactions were eliminated in consolidation.
Cash and Cash Equivalents
For purposes of the statements of cash flow, cash and cash equivalents consist of cash and due from banks, interest bearing demand deposits with the FRBSF, federal funds sold and interest-bearing deposits, with original maturities of 90 days or less, with financial institutions. Generally, federal funds are sold for one-day periods. As of December 31, 2017 and 2016, the Bank maintained required reserves with FRBSF of approximately $1,175,000 and $2,109,000, respectively, which are included in cash and due from banks in the accompanying consolidated statements of financial condition.
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

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
An ALLL is established by means of a provision for loan and lease losses that is charged against income. If we conclude that the collection, in full, of the carrying amount of a loan has become unlikely, the loan, or the portion thereof that is believed to be uncollectible, is charged against the ALLL. We carefully monitor changing economic conditions, the loan portfolio by category, the financial condition of borrowers and the history of the performance of the loan portfolio in determining the adequacy of the ALLL. Additionally, as the volume of loans increases, additional provisions for loan losses may be required to maintain the allowance at levels deemed adequate. Moreover, if economic conditions were to deteriorate, causing the risk of loan losses to increase, it would become necessary to increase the allowance to an even greater extent, which would necessitate additional provisions that would be charged to income. We also evaluate the unfunded portion of loan commitments and establish a loss reserve, included in other liabilities, for such unfunded commitments through a charge against noninterest expense. The loss reserve for unfunded loan commitments was $350,000 at December 31, 2017 and 2016.
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

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Investment in Unconsolidated Subsidiaries
Investment in unconsolidated subsidiaries is stated at cost. The unconsolidated subsidiaries are comprised of two grantor trusts established in 2002 and 2004 in connection with our issuance of subordinated debentures in each of those years. Prior to 2004, we organized two business trusts, under the names PMB Statutory Trust III and PMB Capital Trust III, to facilitate our issuance of $7.2 million and $10.3 million, respectively, principal amount of junior subordinated debentures with maturity dates in 2032 and 2034, respectively. The principal amounts remain outstanding as of December 31, 2017.
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

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Stock Option Plans
We follow Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 718-10, Share-Based Payment, which requires entities that grant stock options or other equity compensation awards to employees to recognize in their financial statements the fair values of those options or share awards as compensation cost over their requisite service (vesting) periods of those options or share awards. Since stock-based compensation cost that is recognized in the statements of operations is to be determined based on the equity compensation awards that we expect will ultimately vest, that compensation expense is reduced for any forfeitures of unvested options or unvested share awards that typically occur due primarily to terminations of employment of optionees or recipients of such share awards. In accordance with Accounting Standard Update (“ASU”) 2016-09, forfeitures are recognized as they occur instead of applying an estimated forfeiture rate to each grant, which was the previous practice. For purposes of the determination of stock-based compensation expense for the year ended December 31, 2017, we recognized actual forfeitures of 68,467 and 19,030 shares subject to the stock option and restricted stock awards that were granted to officers and other employees, respectively.
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
Segment Reporting
During the years ended December 31, 2017, 2016 and 2015, we had one reportable segment, which was our commercial banking division, and one non-reportable segment which was our discontinued operations related to our mortgage banking division. In connection with our exit from the mortgage banking business in 2013, the revenues and expenses of our mortgage banking division have been classified as discontinued operations for all periods presented.
Recent Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which amended its guidance on revenue recognition to conform with international accounting guidance under the International Accounting Standards Board. The ASU provides a framework for addressing revenue recognition and replaces most existing revenue recognition guidance, as well as requires increased disclosure requirements. In August 2015, the FASB issued ASU 2015-14 to defer the effective date of ASU 2014-09 by one year. Accordingly, this guidance is effective for interim and annual periods beginning after December 15, 2017 with early adoption permitted for interim and annual periods beginning after December 15, 2016. We adopted

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

this guidance on January 1, 2018 using the modified retrospective approach. We do not expect any significant impact on our financial statements as the accounting for interest income on loans and investments, loan service fee income, prepayment fees, and loan origination fees are excluded from the scope of this standard. We expect a minimal impact on our disclosures as a result of expanded disclosure guidance.
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
In January 2016, the FASB issued ASU 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities,” which enhances the reporting model for financial instruments to provide users of financial statements with more useful information. Some of the provisions include: requiring equity investments to be measured at fair value with changes in fair value recognized in net income, simplifying the impairment assessment of equity investments without readily determinable fair values, eliminating the requirement to disclose the method and significant assumptions used to estimate fair value on financial instruments measured at amortized cost on the balance sheet, requiring public business entities to use the exit price notion when measuring the fair value of financial instruments, requiring the reporting organization to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the organization has elected to measure the liability at fair value in accordance with the fair value option, requiring separate presentation of financial assets and liabilities by measurement category and form of financial asset on the balance sheet or notes to the financial statements, and clarifying that the reporting organization should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the organization's other deferred tax assets. This guidance is effective for interim and annual periods beginning after December 15, 2017. Early adoption is not permitted for public companies. We adopted this guidance on January 1, 2018. We do not expect adoption of this guidance to have a material impact on our consolidated financial statements as we only have one available-for-sale equity investment where the change in fair value will be recognized in net income, as compared to the current practice of flowing through other comprehensive income.
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
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which requires the measurement of all expected credit losses for financial assets held at the reporting date, based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions will now use forward-looking information to better inform their credit loss estimates. Additionally, the ASU amends the accounting guidance for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. This guidance

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

is effective for interim and annual periods beginning after December 15, 2019. Early adoption is permitted for interim and annual periods beginning after December 15, 2018. We will adopt this guidance on January 1, 2020 and expect that it will have a material impact on the determination of our ALLL. We are unable to estimate the expected impact to the ALLL upon adoption due to various factors, primarily the fine tuning of our qualitative assumptions used within our preliminary model, uncertainty regarding economic conditions and the size and mix of our loan portfolio at the time of adoption, which could impact our historical loss factors. We are currently working with our existing ALLL software provider on further developing the model to perform the ALLL calculations upon adoption and we believe that we currently have in place the internal team capable of handling this implementation.
In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” which provides guidance for classification of specific items on the statement of cash flows. This guidance is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted. We adopted this guidance on January 1, 2018 and do not expect it to have a material impact on our statement of cash flows.
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
In May 2017, the FASB issued ASU 2017-09, “Compensation — Stock Compensation (Topic 718): Scope of Modification Accounting,” which provides guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting. This guidance is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted. We adopted this guidance on January 1, 2018 and do not expect it to have a material impact on our financial statements and disclosures.
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

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
FHLB and FRBSF Stock. The Bank is a member of the FHLB and the FRBSF. As members, we are required to own stock of the FHLB and the FRBSF, the amount of which is based primarily on the level of our borrowings from those institutions. We also have the right to acquire additional shares of stock in either or both of the FHLB and the FRBSF. During the year ended December 31, 2017, we purchased $38 thousand of FHLB stock and $317 thousand of FRBSF stock. During the year ended December 31, 2017, 8,354 shares, or $418 thousand, of FRBSF stock was called by FRBSF. The fair values of the FHLB and FRBSF stock are equal to their respective carrying amounts, are classified as restricted securities and are periodically evaluated for impairment based on our assessment of the ultimate recoverability of our investments in that stock. Any cash or stock dividends paid to us on such stock are reported as income.
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

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Assets Recorded at Fair Value on a Recurring Basis
The following tables show the recorded amounts of assets and liabilities measured at fair value on a recurring basis at December 31, 2017 and 2016.

	At December 31, 2017
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Assets and Liabilities at Fair Value:
Investment securities available for sale
U.S. Treasury securities	$2,971	$—	$2,971	$—
Mortgage backed securities issued by U.S. agencies	$30,122	$—	$30,122	$—
Collateralized mortgage obligations issued by non-agency	—	—	—	—
Asset-backed securities	1,741	—	—	1,741
Mutual funds	4,904	4,904	—	—
Total securities available for sale at fair value	$39,738	$4,904	$33,093	$1,741

	At December 31, 2016
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Assets and Liabilities at Fair Value:
Investment securities available for sale
Mortgage backed securities issued by U.S. agencies	$36,675	$—	$36,675	$—
Collateralized mortgage obligations issued by non agency	468	—	468	—
Asset-backed securities	1,433	—	—	1,433
Mutual funds	4,904	4,904	—	—
Total securities available for sale at fair value	$43,480	$4,904	$37,143	$1,433

The changes in Level 3 assets measured at fair value on a recurring basis are summarized as follows for the year ended December 31, 2017:

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Asset Backed Securities
(Dollars in thousands)
Balance of recurring Level 3 instruments at December 31, 2016	$1,433
Total gains or losses (realized/unrealized):
Included in other comprehensive income	308
Balance of Level 3 assets at December 31, 2017	$1,741

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

	At December 31, 2017				At December 31, 2016
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets at Fair Value:	(Dollars in thousands)
Impaired loans	$6,360	$—	$—	$6,360	$24,897	$—	$—	$24,897

There were no transfers in or out of Level 3 measurements for nonrecurring items during the year ended December 31, 2017.
Significant Unobservable Inputs and Valuation Techniques of Level 3 Fair Value Measurements
For our fair value measurements classified in Level 3 of the fair value hierarchy as of December 31, 2017, a summary of the significant unobservable inputs and valuation techniques is as follows:

	Fair Value Measurement as of December 31, 2017	Valuation Techniques	Unobservable Inputs	Range	Weighted Average
	(Dollars in thousands)
Assets
Asset-backed security	$1,741	Third-Party Pricing	Marketability discount	N/A (1)
			Illiquidity discount	N/A (1)
Impaired loans	6,360	Third-Party Pricing	Discounted cash flow	N/A (2)
	$8,101

(1)	Information is unavailable as valuation was obtained from third-party pricing services.

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

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Measurements for Other Financial Instruments
The table below provides estimated fair values and related carrying amounts of our financial instruments as of December 31, 2017 and December 31, 2016, excluding financial assets and liabilities which are recorded at fair value on a recurring basis.

	Estimated Fair Value
	At December 31, 2017					At December 31, 2016
	Carrying Value	Total	Level 1	Level 2	Level 3	Carrying Value	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$198,208	$198,208	$198,208	$—	$—	$138,845	$138,845	138,845	—	—
Interest-bearing deposits with financial institutions	2,920	2,920	2,920	—	—	3,669	3,669	3,669	—	—
Federal Reserve Bank of San Francisco and Federal Home Loan Bank stock	8,107	8,107	8,107	—	—	8,170	8,170	8,170	—	—
Loans, net	1,053,201	1,046,171	—	—	1,046,171	931,525	928,885	—	—	928,885
Accrued interest receivable	3,872	3,872	3,872	—	—	2,702	2,702	2,702	—	—
Financial liabilities:
Noninterest bearing deposits	338,273	338,273	338,273	—	—	332,573	332,573	332,573	—	—
Interest-bearing deposits	801,120	800,169	—	800,169	—	668,727	668,089	—	668,089	—
Borrowings	40,866	41,238	—	41,238	—	15,000	15,000	—	15,000	—
Junior subordinated debentures	17,527	17,527	—	17,527	—	17,527	17,527	—	17,527	—
Accrued interest payable	397	397	397	—	—	201	201	201	—	—

4. Investments
Securities Available For Sale, at Fair Value
The following table sets forth the major components of securities available for sale and compares the amortized costs and estimated fair market values of, and the gross unrealized gains and losses on, these securities at December 31, 2017 and 2016:

(Dollars in thousands)	December 31, 2017				December 31, 2016
	Amortized Cost	Gross Unrealized		Estimated Fair Value	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gain	Loss			Gain	Loss
Securities Available for Sale
US Treasury securities	$2,996	$—	$(25)	$2,971	$—	$—	$—	$—
Mortgage backed securities issued by U.S. Agencies(1)	$30,894	$5	$(777)	$30,122	$37,813	$6	$(1,144)	$36,675
Collateralized mortgage obligations issued by non agencies(1)	—	—	—	—	484	—	(16)	468
Asset backed security(2)	1,992	—	(251)	1,741	2,025	—	(592)	1,433
Mutual funds(3)	5,000	11	(107)	4,904	5,000	11	(107)	4,904
Total	$40,882	$16	$(1,160)	$39,738	$45,322	$17	$(1,859)	$43,480

(1)	Secured by closed-end first liens on 1-4 family residential mortgages.

(2)	Comprised of a security that represents an interest in a pool of trust preferred securities issued by U.S.-based banks and insurance companies.

(3)	Consists primarily of mutual fund investments in closed-end first lien 1-4 family residential mortgages.
At December 31, 2017 and 2016, U.S. agency mortgage backed securities and collateralized mortgage obligations with an aggregate fair market value of $22.7 million and $21.1 million, respectively, were pledged to secure FHLB borrowings, repurchase agreements, local agency deposits and treasury, tax and loan accounts.
The amortized cost and estimated fair values of securities available for sale at December 31, 2017 and December 31, 2016 are shown in the tables below by contractual maturities taking into consideration historical prepayments based on the prior twelve months of principal payments. Expected maturities will differ from contractual maturities and historical prepayments,

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

particularly with respect to collateralized mortgage obligations, primarily because prepayment rates are affected by changes in conditions in the interest rate market and, therefore, future prepayment rates may differ from historical prepayment rates.

	At December 31, 2017 Maturing in
(Dollars in thousands)	One year or less	Over one year through five years	Over five years through ten years	Over ten Years	Total
Securities available for sale, amortized cost	$5,685	$23,772	$8,956	$2,469	$40,882
Securities available for sale, estimated fair value	5,543	23,253	8,727	2,215	39,738
Weighted average yield	1.49%	1.60%	1.63%	3.86%	1.73%

	At December 31, 2016 Maturing in
(Dollars in thousands)	One year or less	Over one year through five years	Over five years through ten years	Over ten Years	Total
Securities available for sale, amortized cost	$8,068	$24,014	$9,933	$3,307	$45,322
Securities available for sale, estimated fair value	7,831	23,344	9,619	2,686	43,480
Weighted average yield	1.48%	1.52%	1.58%	2.76%	1.62%

During the year ended December 31, 2017, we purchased $3.0 million of securities available for sale. No securities available for sale were purchased during the years ended December 31, 2016 and 2015. During the year ended December 31, 2017, we had $382 thousand of proceeds from sales of securities available for sale for a total net loss of $4 thousand. We had no sales of securities available for sale during the years ended December 31, 2016 and 2015.
The tables below indicate, as of December 31, 2017 and 2016, the gross unrealized losses and fair values of our investments, aggregated by investment category, and length of time that the individual securities have been in a continuous unrealized loss position.

	Securities with Unrealized Loss at December 31, 2017
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury securities	$2,971	$(25)	$—	$—	$2,971	$(25)
Residential mortgage backed securities issued by U.S. Agencies	$1,400	$(15)	$28,241	$(762)	$29,641	$(777)
Non-agency collateralized mortgage obligations	—	—	—	—	—	—
Asset backed security	—	—	1,740	(251)	1,740	(251)
Mutual funds	1,485	(15)	2,658	(92)	4,143	(107)
Total	$5,856	$(55)	$32,639	$(1,105)	$38,495	$(1,160)

	Securities With Unrealized Loss as of December 31, 2016
	Less than 12 months		12 months or more		Total
(Dollars In thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Residential mortgage backed securities issued by U.S. Agencies	$16,110	$(267)	$19,975	$(877)	$36,085	$(1,144)
Non-agency collateralized mortgage obligations	—	—	468	(16)	468	(16)
Asset backed security	—	—	1,433	(592)	1,433	(592)
Mutual funds	3,185	(65)	957	(42)	4,142	(107)
Total	$19,295	$(332)	$22,833	$(1,527)	$42,128	$(1,859)
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

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Through the impairment assessment process, we determined that the available-for-sale securities discussed below were other-than-temporarily impaired at December 31, 2017. We recorded no impairment credit losses on available-for-sale securities in our consolidated statements of operations for the years ended December 31, 2017 and 2016. The OTTI related to factors other than credit losses, in the aggregate amount of $251 thousand, was recognized as other comprehensive loss in our accompanying consolidated statement of financial condition at December 31, 2017.

The table below presents, for the years ended December 31, 2017 and 2016, a roll-forward of OTTI in those instances when a portion of the OTTI was attributable to non-credit related factors and, therefore, was recognized in other comprehensive loss:

(Dollars in thousands)	Gross Other- Than- Temporary Impairments	Other-Than- Temporary Impairments Included in Other Comprehensive Loss	Net Other-Than- Temporary Impairments Included in Retained Earnings (Deficit)
Balance – December 31, 2015	$(1,100)	$(547)	$(553)
Changes in market value on securities for which an OTTI was previously recognized	(47)	(47)	—
Principal received on OTTI security	2	2	—
Balance – December 31, 2016	$(1,145)	$(592)	$(553)
Change in market value on a security for which an OTTI was previously recognized	308	308	—
Principal received on OTTI security	33	33	—
Balance – December 31, 2017	$(804)	$(251)	$(553)
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
Based on our OTTI assessment process, we determined that there is one asset-backed security in our portfolio of securities held for sale that was impaired as of December 31, 2017. This security is a multi-class, cash flow collateralized bond obligation backed by a pool of trust preferred securities issued by a diversified pool of 56 issuers that consisted of 45 U.S. depository institutions and 11 insurance companies at the time of the security’s issuance in November 2007. We purchased $3.0 million face amount of this security in November 2007 at a price of 95.21% for a total purchase price of $2.9 million, out of a total of $363 million of this security sold at the time of issuance. The security that we own (CUSIP 74042CAE8) is the mezzanine class B piece security with a variable interest rate of 3 month LIBOR plus 60 basis points, which had a rating of Aa2 and AA by Moody’s and Fitch, respectively, at the time of issuance in 2007.
As of December 31, 2017, the amortized cost of this security was $2.0 million with a fair value of $1.7 million, for an unrealized loss of approximately $251 thousand. As of December 31, 2017, the security had a Baa3 rating from Moody’s and a B rating from Fitch and had experienced $42.5 million in defaults (12.7% of total current collateral) and $7.0 million in deferring securities (2.1% of total current collateral) from issuance to December 31, 2017. As of December 31, 2017, the mezzanine class B tranche had $63.8 million in excess subordination.

We have made a determination that the remainder of our securities with respect to which there were unrealized losses as of December 31, 2017 are not other-than-temporarily impaired, because we have concluded that we have the intent and ability to

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

continue to hold those securities until their respective fair market values increase above their respective amortized costs or, if necessary, until their respective maturities. In reaching that conclusion we considered a number of factors and other information, which included: (i) the significance of each such security, (ii) the amount of the unrealized losses attributable to each such security, (iii) our liquidity position, (iv) the impact that retention of those securities could have on our capital position and (v) our evaluation of the expected future performance of these securities (based on the criteria discussed above).

Other Investments
As of December 31, 2017, we had two investments in limited partnerships which were accounted for under the cost method of accounting and included within other assets on the consolidated statements of financial condition. During the year ended December 31, 2017 and 2016, we contributed $227 thousand and $385 thousand, respectively, to these investments. As of December 31, 2017 and December 31, 2016, our other investment was as follows:

	December 31,
	2017	2016
	(Dollars in thousands)
Investments accounted for under the cost method(1)	$893	$666

(1)	Represents the aggregate carrying amount of our investments that were not evaluated for impairment.

5. Loans and Allowance for Loan and Lease Losses
The loan portfolio consisted of the following at:

	December 31, 2017		December 31, 2016
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial loans	$394,493	37.1%	$333,376	35.2%
Commercial real estate loans – owner occupied	214,365	20.1%	214,420	22.7%
Commercial real estate loans – all other	228,090	21.4%	173,223	18.3%
Residential mortgage loans – multi-family	114,302	10.7%	130,930	13.8%
Residential mortgage loans – single family	24,848	2.3%	34,527	3.6%
Construction and land development loans	34,614	3.3%	18,485	2.0%
Consumer loans	53,918	5.1%	41,563	4.4%
Gross loans	1,064,630	100.0%	946,524	100.0%
Deferred fee (income) costs, net	2,767		1,802
Allowance for loan and lease losses	(14,196)		(16,801)
Loans, net	$1,053,201		$931,525
At December 31, 2017 and 2016, real estate loans of approximately $669 million and $527 million, respectively, were pledged to secure borrowings obtained from the FHLB. During the year ended December 31, 2017, we purchased $30.1 million of performing commercial real estate - owner occupied and commercial real estate - all other loans. We purchased $85.8 million of performing residential multi-family mortgage and commercial real estate - all other loans during the year ended December 31, 2016. No loans were purchased during the year ended December 31, 2015.
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

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Set forth below is a summary of the activity in the ALLL, by portfolio type, during the years ended December 31, 2017, 2016 and 2015.

(Dollars in thousands)	Commercial	Real Estate	Construction and Land Development	Consumer and Single Family Mortgages	Unallocated	Total
ALLL in the year ended December 31, 2017:
Balance at beginning of year	$11,276	$4,226	$343	$642	$314	$16,801
Charge offs	(4,124)	(432)	—	(179)	—	(4,735)
Recoveries	1,852	72	27	179	—	2,130
Provision	151	(960)	280	401	128	—
Balance at end of year	$9,155	$2,906	$650	$1,043	$442	$14,196
ALLL in the year ended December 31, 2016:
Balance at beginning of year	$6,639	$5,109	$282	$686	$—	$12,716
Charge offs	(15,390)	(1,119)	—	(540)	—	(17,049)
Recoveries	1,189	1	57	17	—	1,264
Provision	18,838	235	4	479	314	19,870
Balance at end of year	$11,276	$4,226	$343	$642	$314	$16,801
ALLL in the year ended December 31, 2015:
Balance at beginning of year	$7,670	$5,133	$296	$734	$—	$13,833
Charge offs	(2,643)	—	(85)	(199)	—	(2,927)
Recoveries	1,798	4	—	8	—	1,810
Provision	(186)	(28)	71	143	—	—
Balance at end of year	$6,639	$5,109	$282	$686	$—	$12,716

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Set forth below is information regarding loan balances and the related ALLL, by portfolio type, as of December 31, 2017 and December 31, 2016.

(Dollars in thousands)	Commercial	Real Estate	Land Development	Consumer and Single Family Mortgages	Unallocated	Total
ALLL balance at December 31, 2017 related to:
Loans individually evaluated for impairment	$7	$—	$—	$—	$—	$7
Loans collectively evaluated for impairment	$9,148	$2,906	$650	$1,043	$442	$14,189
Total	$9,155	$2,906	$650	$1,043	$442	$14,196
Loans balance at December 31, 2017 related to:
Loans individually evaluated for impairment	$3,672	$2,461	$—	$227	$—	$6,360
Loans collectively evaluated for impairment	390,821	554,296	34,614	78,539	—	1,058,270
Total	$394,493	$556,757	$34,614	$78,766	$—	$1,064,630
ALLL balance at December 31, 2016 related to:
Loans individually evaluated for impairment	$2,042	$—	$—	$—	$—	$2,042
Loans collectively evaluated for impairment	$9,234	$4,226	$343	$642	$314	$14,759
Total	$11,276	$4,226	$343	$642	$314	$16,801
Loans balance at December 31, 2016 related to:
Loans individually evaluated for impairment	$20,330	$4,346	$—	$221	$—	$24,897
Loans collectively evaluated for impairment	313,046	514,227	18,485	75,869	—	921,627
Total	$333,376	$518,573	$18,485	$76,090	$—	$946,524

Credit Quality
The amounts of nonperforming assets and delinquencies that occur within our loan portfolio factors in our evaluation of the adequacy of the ALLL.
The following table provides a summary of the delinquency status of loans by portfolio type at December 31, 2017 and 2016:

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater	Total Past Due	Current	Total Loans Outstanding	Loans >90 Days and Accruing
At December 31, 2017
Commercial loans	$1,387	$—	$2,125	$3,512	$390,981	$394,493	$—
Commercial real estate loans – owner-occupied	—	—	—	—	214,365	214,365	—
Commercial real estate loans – all other	—	936	—	936	227,154	228,090	—
Residential mortgage loans – multi-family	—	—	—	—	114,302	114,302	—
Residential mortgage loans – single family	—	—	—	—	24,848	24,848	—
Land development loans	—	—	—	—	34,614	34,614	—
Consumer loans	—	—	—	—	53,918	53,918	—
Total	$1,387	$936	$2,125	$4,448	$1,060,182	$1,064,630	$—
At December 31, 2016
Commercial loans	$7,055	$—	$13,946	$21,001	$312,375	$333,376	$—
Commercial real estate loans – owner-occupied	275	2,341	1,003	3,619	210,801	214,420	—
Commercial real estate loans – all other	512	1,014	—	1,526	171,697	173,223	—
Residential mortgage loans – multi-family	—	—	—	—	130,930	130,930	—
Residential mortgage loans – single family	—	—	—	—	34,527	34,527	—
Land development loans	—	—	—	—	18,485	18,485	—
Consumer loans	38	—	—	38	41,525	41,563	—
Total	$7,880	$3,355	$14,949	$26,184	$920,340	$946,524	$—
Generally, the accrual of interest on a loan is discontinued when principal or interest payments become more than 90 days past due, unless we believe that the loan is adequately collateralized and it is in the process of collection. There were no loans 90 days or more past due and still accruing interest at December 31, 2017 or December 31, 2016. In certain instances, when a loan is placed on non-accrual status, previously accrued but unpaid interest is reversed against current income. Subsequent collections of cash are applied as principal reductions when received, except when the ultimate collectability of principal is probable, in which case such payments are applied to accrued and unpaid interest, which is credited to income. Non-accrual loans may be restored to accrual status when principal and interest become current and full repayment becomes expected.
The following table provides information with respect to loans on nonaccrual status, by portfolio type, as of December 31, 2017 and 2016:

	December 31,
	2017	2016
	(Dollars in thousands)
Nonaccrual loans:
Commercial loans	$3,222	$20,330
Commercial real estate loans – owner occupied	893	2,643
Commercial real estate loans – all other	1,568	1,703
Residential mortgage loans – single family	171	221
Consumer loans	56	—
Total(1)	$5,910	$24,897

(1)    Nonaccrual loans may include loans that are currently considered performing loans.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 We classify our loan portfolio using internal credit quality ratings. The following table provides a summary of loans by portfolio type and our internal credit quality ratings as of December 31, 2017 and 2016, respectively.

	December 31,
(Dollars in thousands)	2017	2016	Increase (Decrease)
Pass:
Commercial loans	$375,024	$287,717	$87,307
Commercial real estate loans – owner occupied	207,094	197,497	9,597
Commercial real estate loans – all other	226,522	169,292	57,230
Residential mortgage loans – multi family	114,302	130,930	(16,628)
Residential mortgage loans – single family	24,677	34,306	(9,629)
Construction and land development loans	34,614	18,485	16,129
Consumer loans	53,862	41,563	12,299
Total pass loans	$1,036,095	$879,790	$156,305
Special Mention:
Commercial loans	$11,009	$4,672	$6,337
Commercial real estate loans – owner occupied	6,378	7,834	(1,456)
Commercial real estate loans – all other	—	2,228	(2,228)
Total special mention loans	$17,387	$14,734	$2,653
Substandard:
Commercial loans	$8,094	$37,668	$(29,574)
Commercial real estate loans – owner occupied	893	9,089	(8,196)
Commercial real estate loans – all other	1,568	1,703	(135)
Residential mortgage loans – single family	171	221	(50)
Consumer loans	56	—	56
Total substandard loans	$10,782	$48,681	$(37,899)
Doubtful:
Commercial loans	$366	$3,319	$(2,953)
Total doubtful loans	$366	$3,319	$(2,953)
Total Loans:	$1,064,630	$946,524	$118,106
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
The following table sets forth information regarding impaired loans, at December 31, 2017 and December 31, 2016:

	December 31,
(Dollars in thousands)	2017	2016
Impaired loans:
Nonaccruing loans	$5,101	$15,966
Nonaccruing restructured loans	809	8,931
Accruing restructured loans (1)	450	—
Total impaired loans	$6,360	$24,897
Impaired loans less than 90 days delinquent and included in total impaired loans	$3,994	$9,948

(1)	See "Troubled Debt Restructurings" below for a description of accruing restructured loans at December 31, 2017 and December 31, 2016.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below contains additional information with respect to impaired loans, by portfolio type, as of December 31, 2017 and 2016:

	December 31, 2017			December 31, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance (1)	Recorded Investment	Unpaid Principal Balance	Related Allowance (1)
	(Dollars in thousands)
No allowance recorded:
Commercial loans	$3,222	$5,910	$—	$17,021	$19,048	$—
Commercial real estate loans – owner occupied	893	945	—	2,643	4,335	—
Commercial real estate loans – all other	1,568	1,965	—	1,703	1,965	—
Residential mortgage loans – single family	171	185	—	221	225	—
Consumer loans	56	73	—	—	—	—
Total	5,910	9,078	—	21,588	25,573	—
With allowance recorded:
Commercial loans	$450	$450	$7	$3,309	$4,764	$2,042
Total	450	450	7	3,309	4,764	2,042
Total
Commercial loans	$3,672	$6,360	$7	$20,330	$23,812	$2,042
Commercial real estate loans – owner occupied	893	945	—	2,643	4,335	—
Commercial real estate loans – all other	1,568	1,965	—	1,703	1,965	—
Residential mortgage loans – single family	171	185	—	221	225	—
Consumer loans	56	73	—	—	—	—
Total	6,360	9,528	7	24,897	30,337	2,042

(1)
When the discounted cash flows, collateral value or market price equals or exceeds the recorded investment in the loan, then specific reserves are not required to be set aside for the loan within the ALLL. This typically occurs when the impaired loans have been partially charged-off and/or there have been interest payments received and applied to the balance of the principal outstanding.

At December 31, 2017 and December 31, 2016, there were $5.9 million and $21.6 million, respectively, of impaired loans for which no specific reserves had been allocated because these loans, in our judgment, were sufficiently collateralized. Of the impaired loans at December 31, 2017 for which no specific reserves were allocated, $3.1 million had been deemed impaired in the prior year.
Average balances and interest income recognized on impaired loans, by portfolio type, for the year ended December 31, 2017, 2016 and 2015 were as follows:

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2017		2016		2015
	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized

No allowance recorded:
Commercial loans	$10,178	$128	$13,686	$437	$13,455	$178
Commercial real estate loans – owner occupied	1,215	—	2,455	3	2,494	115
Commercial real estate loans – all other	1,616	—	4,413	—	6,256	337
Residential mortgage loans – multi-family	—	—	350	—	451	13
Residential mortgage loans – single family	183	—	339	9	3,137	—
Construction and land development loans	—	—	871	—	1,665	7
Consumer loans	80	5	173	—	—	—
Total	13,272	133	22,287	449	27,458	650
With allowance recorded:
Commercial loans	3,150	33	4,728	457	528	—
Commercial real estate loans – owner occupied	—	—	962	—	815	—
Total	3,150	33	5,690	457	1,343	—
Total
Commercial loans	13,328	161	18,414	894	13,983	178
Commercial real estate loans – owner occupied	1,215	—	3,417	3	3,309	115
Commercial real estate loans – all other	1,616	—	4,413	—	6,256	337
Residential mortgage loans – multi-family	—	—	350	—	451	13
Residential mortgage loans – single family	183	—	339	9	3,137	—
Construction and land development loans	—	—	871	—	1,665	7
Consumer loans	80	5	173	—	—	—
Total	$16,422	$166	$27,977	$906	$28,801	$650
The interest that would have been earned had the impaired loans remained current in accordance with their original terms was $462 thousand in 2017, $1.2 million in 2016 and $899 thousand in 2015.
Troubled Debt Restructurings
Pursuant to the FASB's ASU No. 2011-2, A Creditor's Determination of whether a Restructuring is a Troubled Debt Restructuring, the Company's TDRs totaled $1.3 million and $8.9 million at December 31, 2017 and December 31, 2016, respectively. TDRs consist of loans to which modifications have been made for the purpose of alleviating temporary impairments of the borrower's financial condition and cash flows. Those modifications have come in the forms of changes in amortization terms, reductions in interest rates, interest only payments and, in limited cases, concessions to outstanding loan balances. The modifications are made as part of workout plans we enter into with the borrower that are designed to provide a bridge for the borrower's cash flow shortfalls in the near term. If a borrower works through the near term issues, then in most cases, the original contractual terms of the borrower's loan will be reinstated.
Of the $1.3 million of TDRs outstanding at December 31, 2017, $450 thousand were performing in accordance with their terms and accruing interest. Our impairment analysis determined $7 thousand of specific reserves were required on the TDR balances outstanding at December 31, 2017.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents loans restructured as TDRs during the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017			2016			2015
(Dollars in thousands)	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Performing
Commercial loans	1	$450	$450	—	$—	$—	2	$147	$147
Commercial real estate - owner occupied	—	—	—	—	—	—	1	177	177
Commercial real estate – all other	—	—	—	—	—	—	1	400	400
	1	450	450	—	—	—	4	724	724
Nonperforming
Commercial loans	1	1,329	809	—	—	—	3	2,634	2,634
Commercial real estate – owner occupied	—	—	—	—	—	—	2	1,778	1,778
Commercial real estate – all other	—	—	—	—	—	—	1	4,114	4,114
	1	1,329	809	—	—	—	6	8,526	8,526
Total troubled debt restructurings(1)	2	$1,779	$1,259	—	$—	$—	10	$9,250	$9,250

(1)    No loans were restructured during the year ended December 31, 2016.
During the years ended December 31, 2017, 2016 and 2015, TDRs that were modified within the preceding 12-month period which subsequently defaulted were as follows:

	Year Ended December 31,
	2017		2016		2015
	Number of loans	Recorded Investment	Number of loans	Recorded Investment	Number of loans	Recorded Investment
	(Dollars in thousands)
Commercial real estate - owner occupied(1)	—	$—	1	$753	1	$4,114

(1)    As of December 31, 2017, no TDRs were modified within the preceding 12-month period which subsequently defaulted.

6. Premises and Equipment
The major classes of premises and equipment are as follows:

(Dollars in thousands)	December 31,
	2017	2016
Furniture and equipment	$6,549	$7,589
Leasehold improvements	23	206
	6,572	7,795
Accumulated depreciation and amortization	(5,478)	(6,538)
Total	$1,094	$1,257
The amount of depreciation and amortization included in operating expense was $428,000, $485,000 and $525,000 for the years ended December 31, 2017, 2016 and 2015, respectively.

7. Deposits
Asset
At December 31, 2017, we had $186.0 million in interest bearing deposits at other financial institutions, as compared to $122.1 million at December 31, 2016. The weighted average percentage yields on these deposits for each of the years ended

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and December 31, 2016 was 1.12% and 0.51%, respectively. Interest bearing deposits with financial institutions can be withdrawn on demand and are considered cash equivalents for purposes of the consolidated statements of cash flows.
At December 31, 2017 and December 31, 2016, we had $2.9 million and $3.7 million, respectively, of interest-bearing time deposits at other financial institutions, which were scheduled to mature within one year or had no stated maturity date. The weighted average percentage yields on these deposits were 1.07% and 0.86% for the years ended December 31, 2017 and December 31, 2016, respectively.
Liability
The aggregate amount of time deposits in denominations of $250,000 or more at December 31, 2017 and 2016 was $94.1 million and $49 million, respectively.
The scheduled maturities of time deposits in denominations of $250,000 or more at December 31, 2017 were as follows:

(Dollars in thousands)	At December 31, 2017
2018	$59,802
2019	32,649
2020	760
2021	—
2022 and beyond	928
Total	$94,139

8. Borrowings and Contractual Obligations
At December 31, 2017 and 2016, our borrowings and contractual obligations consisted of the following:

	December 31,
(Dollars in thousands)	2017	2016
FHLB advances—short-term	$40,000	$15,000
Other borrowings—short-term(1)	866	—
Total borrowings—short-term	40,866	15,000

FHLB advances—long-term	—	—
Total	$40,866	$15,000

(1)	Borrowings mature on March 31, 2018 and have an interest rate of 15%. This represents the portion of a participated loan that is required under GAAP to be recorded as other borrowings.

The table below sets forth the amounts of, the interest rates we pay on, and the maturity dates of these FHLB borrowings. These borrowings had a weighted-average annualized interest rate of 1.65% for the year ended December 31, 2017.

Principal Amounts	Interest Rate	Maturity Dates
(Dollars in thousands)
10,000	1.48%	March 1, 2018
10,000	1.62%	June 1, 2018
10,000	1.72%	September 4, 2018
10,000	1.77%	December 3, 2018

At December 31, 2017, $669 million of loans were pledged to support our FHLB borrowings and our unfunded borrowing capacity. As of December 31, 2017, we had unused borrowing capacity of $285 million with the FHLB. The highest amount of borrowings outstanding at any month-end during the year ended December 31, 2017 was $40.9 million.
As of December 31, 2016, we had $15.0 million of outstanding short-term borrowings and no outstanding long-term borrowings that we had obtained from the FHLB. These borrowings had a weighted-average annualized interest rate of 0.55% for the year ended December 31, 2016. As of December 31, 2016 we had unused borrowing capacity of $272 million with the FHLB. The highest amount of borrowings outstanding at any month-end during the year ended December 31, 2016 was $15 million.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Set forth below are the respective principal amounts, and certain other information regarding the terms of the Debentures that remained outstanding as of December 31, 2017 and 2016:

Original Issue Dates	Principal Amount	Interest Rate(1)	Maturity Dates
	(In thousands)
September 2002	$7,217	LIBOR plus 3.40%	September 2032
October 2004	10,310	LIBOR plus 2.00%	October 2034
Total	$17,527

(1)	Interest rate resets quarterly.
These Debentures require quarterly interest payments, which are used to make quarterly distributions required to be paid on the corresponding trust preferred securities. Subject to certain conditions, we have the right, at our discretion, to defer those interest payments, and the corresponding distributions on the trust preferred securities, for up to five years. Exercise of this deferral right does not constitute a default of our obligations to pay the interest on the Debentures or the corresponding distributions that are payable on the trust preferred securities. We have committed to obtaining approval from the FRB and the CDBO prior to making any distributions representing interest, principal or other sums on subordinated debentures or trust preferred securities. Refer to “Regulatory Matters” above in Item 1 for further detail. As of December 31, 2017, we were current on all interest payments.
Under the Federal Reserve Board rulings, the borrowings evidenced by the Debentures, which are subordinated to all of our other borrowings that are outstanding or which we may obtain in the future, are eligible (subject to certain dollar limitations) to qualify and, at December 31, 2017 and 2016, $17.0 million of those Debentures qualified as Tier I capital, for regulatory purposes.

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
Deposits maintained by members of the Board of Directors and executive officers at the Bank totaled $272 thousand and $164 thousand at December 31, 2017 and 2016, respectively.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Income Taxes
The components of income tax (benefit) expense from continuing operations consisted of the following for the years ended December 31:

(Dollars in thousands)	2017	2016	2015
Current taxes:
Federal	$(125)	$—	$5
State	34	(5)	4
Total current taxes	(91)	(5)	9
Deferred taxes:
Federal	—	10,044	(8,490)
State	—	6,793	(3,070)
Total deferred taxes	—	16,837	(11,560)
Total income tax (benefit) expense	$(91)	$16,832	$(11,551)

The reasons for the differences between the statutory federal income tax rates and our effective tax rates are summarized in the following table:

	Year Ended December 31,
	2017	2016	2015
Federal income tax based on statutory rate	34.0%	34.0%	34.0%
State franchise tax net of federal income tax benefit	7.2	7.2	7.1
Permanent differences	(0.4)	—	—
Other	1.4	(0.1)	3.9
Valuation allowance	(43.1)	(135.6)	(1,343.5)
Total effective tax rate	(0.9)%	(94.5)%	(1,298.5)%
At December 31, 2017 and December 31, 2016, we have a net deferred tax asset of $0 and $0, respectively, as a result of the full valuation allowance recorded against our gross deferred tax asset in each period. Adjustments to our deferred tax valuation allowance could be required in the future if we were to conclude, on the basis of our assessment of the realizability of the deferred tax asset, that the amount of that asset which is more-likely-than-not, to be available to offset or reduce future taxes has increased. Any such increase would result in an income tax benefit. The components of our net deferred tax asset are as follows at:

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)	December 31,
	2017	2016
Deferred tax asset:
Allowance for loan and lease losses	$4,207	$6,932
Other than temporary impairment on securities	56	78
Deferred compensation	693	1,033
Litigation reserve	131	—
Other accrued expenses	927	2,075
Charitable contributions	241	244
Reserve for unfunded commitments	103	144
Tax credits	60	158
Net operating loss carry forward	9,754	13,410
Stock based compensation	363	747
Depreciation and amortization	—	166
Unrealized losses on securities and deferred compensation	338	758
Total deferred tax assets	16,873	25,745
Deferred tax liabilities:
Depreciation and amortization	(133)	—
Other	(803)	(741)
Total deferred tax liabilities	(936)	(741)
Valuation allowance	(15,937)	(25,004)
Total net deferred tax asset	$—	$—
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

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended December 31, 2017, we had an income tax benefit of $91 thousand. The income tax benefit for the year ended December 31, 2017 represents the reclassification of the alternative minimum tax credit carryforward from a deferred tax asset to an income tax receivable as required by the Tax Cuts and Jobs Act signed into law on December 22, 2017. This was partially offset by the payment to the State of California for the cost of doing business within the state. No additional income tax expense was recorded as a result of our full valuation allowance, discussed further below. The year ended December 31, 2017 results reflect the estimated impact of the enactment of the new tax law, which resulted in a minimal increase in net income due to the elimination of the corporate alternative minimum tax. Additionally, as part of the newly enacted tax law, the decrease in our deferred tax asset and corresponding valuation allowance as of December 31, 2017 is primarily attributable to the Federal corporate tax rate decreasing from 35% to 21%, which caused us to decrease our gross deferred tax asset and the related valuation allowance to $15.9 million from $21.7 million as of September 30, 2017. Accounting rules specify that management must evaluate the deferred tax asset on a recurring basis to determine whether enough positive evidence exists to determine whether it is more-likely-than-not that the deferred tax asset will be available to offset or reduce future taxes. The tax code allows net operating losses to be carried forward for 20 years from the date of the loss, and while management believes that the Company will be able to realize the deferred tax asset within the period that our net operating losses may be carried forward, we are unable to assert the timing as to when that realization will occur. Due to the hierarchy of evidence that the accounting rules specify, management determined that a full valuation allowance that was previously established on the balance of our deferred tax asset was still required at December 31, 2017.
As of December 31, 2017, we had net operating loss carryforwards of $30.6 million and $56.0 million for federal and state tax purposes, respectively, which are available to offset future taxable income. If not used, these carryforwards begin expiring in 2032 and would fully expire in 2036. Refer to the table below for the amount and expiration of our net operating loss carryforwards:

	Federal	State	Expiration
	(amounts in thousands)
2008(1)	$—	$4,608	12/31/2032
2009(1)	—	21,324	12/31/2032
2010(1)	—	5,258	12/31/2032
2012	852	774	12/31/2032
2013	14,977	8,967	12/31/2033
2015	288	571	12/31/2035
2016	14,436	14,453	12/31/2036
	$30,553	$55,955

(1)	California net operating loss carryforwards were suspended by the Franchise Tax Board during these periods and the carryover was extended.
We file income tax returns with the U.S. federal government and the State of California. As of December 31, 2017, we were subject to examination by the Internal Revenue Service with respect to our U.S. federal tax returns for the 2014 to 2016 tax years and the Franchise Tax Board for California state income tax returns for the 2013 to 2016 tax years. Net operating losses on our U.S. federal and California state income tax returns may be carried forward up to 20 years. As of December 31, 2017, we do not have any unrecognized tax benefits.
Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of tax expense. We did not have any accrued interest or penalties associated with any unrecognized tax benefits, and no interest expense was recognized during the years ended December 31, 2017, 2016 and 2015.

11. Stock-Based Employee Compensation Plans
In May 2010, our shareholders approved the adoption of our 2010 Equity Incentive Plan (the “2010 Incentive Plan”), which authorized and set aside a total of 400,000 shares of our common stock for issuance on the exercise of stock options or the grant of restricted stock or other equity incentives to our officers, and other key employees and directors. An additional 158,211 shares of common stock were also set aside which was equal to the total of the shares that were available for the grant of equity incentives under our shareholder-approved 2008 and 2004 Equity Incentive Plans (the "Previously Approved Plans") at the time of the adoption of the 2010 Incentive Plan. Options to purchase a total of 141,550 shares of our common stock granted under the Previously Approved Plans were outstanding at December 31, 2017. The 2010 Incentive Plan provides that if any of these outstanding options under the Previously Approved Plans expire or are terminated for any reason, then the number of shares that would become available for grants or awards of equity incentives under the 2010 Incentive Plan would be increased by an equivalent

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

number of shares. At the Annual Shareholders meeting held in May 2013, our shareholders approved an additional 800,000 share increase in the maximum number of shares of our common stock that may be issued pursuant to grants or exercises of options or restricted shares or other equity incentives under the 2010 Incentive Plan, of which 69,667 shares of restricted stock vested during the year ended December 31, 2017, thereby decreasing the maximum number of shares authorized under the 2010 Incentive Plan. As a result, as of December 31, 2017, the maximum number of shares that were authorized for the grant of options or other equity incentives under the 2010 Incentive Plan totaled 1,255,568 (assuming that all 141,550 shares of our common stock subject to options under the Previously Approved Plans expire or are terminated), or approximately 5% of the shares of our common stock then outstanding.
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
Under FASB ASC 718-10, we are required to recognize, in our financial statements, the fair value of the options or any restricted shares that we grant as compensation cost over their respective service periods. The fair values of the options that were outstanding at December 31, 2017 under the 2010 Incentive Plan were estimated as of their respective dates of grant using the Black-Scholes option-pricing model. The Company, under the 2010 Incentive Plan, granted restricted stock for the benefit of its employees. These restricted shares vest over a period of three years. The recipients of restricted shares have the right to vote all shares subject to such grant and receive all dividends with respect to such shares whether or not the shares have vested. The recipients do not pay any cash consideration for the shares.
Stock Options
The table below summarizes the weighted average assumptions used to determine the fair values of the options granted during the following periods:

	Year Ended December 31,
Assumptions with respect to:	2017	2016	2015
Expected volatility	33%	38%	44%
Risk-free interest rate	1.98%	1.70%	1.82%
Expected dividends	—%	—%	—%
Expected term (years)	5.7	6.3	6.0
Weighted average fair value of options granted during period	$2.84	$2.78	$2.81
The following table summarizes the stock option activity under the Company’s equity incentive plans during the years ended December 31, 2017, 2016 and 2015, respectively.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Number of Shares	Weighted- Average Exercise Price Per Share	Number of Shares	Weighted- Average Exercise Price Per Share	Number of Shares	Weighted- Average Exercise Price Per Share
	2017		2016		2015
Outstanding – January 1,	1,066,914	$6.35	838,696	$6.20	1,257,390	$6.51
Granted	3,700	8.21	402,051	6.89	112,828	7.09
Exercised	(205,970)	5.89	(97,292)	4.66	(296,100)	5.15
Forfeited/Canceled	(72,067)	7.06	(76,541)	9.74	(235,422)	9.59
Outstanding – December 31,	792,577	6.41	1,066,914	6.35	838,696	6.20
Options Exercisable – December 31,	537,229	6.17	604,970	5.95	622,770	6.06
Options Vested – December 31,	537,229	$6.17	604,970	$5.95	622,770	$6.06
Options to purchase 205,970, 97,292, and 296,100 shares of our common stock were exercised during the years ended December 31, 2017, 2016 and 2015, respectively. The aggregate intrinsic value of options exercised during the years ended December 31, 2017, 2016 and 2015, was $405 thousand, $249 thousand and $556 thousand, respectively. The fair values of options vested during the years ended December 31, 2017, 2016 and 2015 were $401 thousand, $311 thousand and $655 thousand, respectively.
The following table provides additional information regarding the vested and unvested options that were outstanding at December 31, 2017.

Options Outstanding as of December 31, 2017					Options Exercisable as of December 31, 2017(1)
	Vested	Unvested	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Shares	Weighted Average Exercise Price
$2.97 – $3.99	51,003	—	$3.50	2.76	51,003	$3.50
$4.00 – $4.99	16,000	—	4.34	3.30	16,000	4.34
$5.00– $5.99	30,000	—	5.30	5.46	30,000	5.30
$6.00– $6.99	366,385	159,102	6.60	6.50	366,385	6.51
$7.00-$8.06	73,841	96,246	7.11	7.78	73,841	7.08
	537,229	255,348	$6.41	6.43	537,229	$6.17

(1)	The weighted average remaining contractual life of the options that were exercisable as of December 31, 2017 was 5.68 years.
The aggregate intrinsic values of options that were outstanding and exercisable under the 2010 Incentive Plan at December 31, 2017 and 2016 was $1.4 million and $837 thousand, respectively.

A summary of the status of the unvested options outstanding as of December 31, 2017, 2016 and 2015, and changes in the weighted average grant date fair values of the unvested options during the years ended December 31, 2017, 2016 and 2015, are set forth in the following table.

	For the year ended
	2017		2016		2015
	Number of Shares Subject to Options	Weighted Average Grant Date Fair Value	Number of Shares Subject to Options	Weighted Average Grant Date Fair Value	Number of Shares Subject to Options	Weighted Average Grant Date Fair Value
Unvested at the beginning of the year	461,944	$2.79	215,926	$2.93	468,504	$2.68
Granted	3,700	2.84	402,051	2.75	112,828	3.13
Vested	(141,829)	2.83	(108,820)	2.86	(248,406)	2.63
Forfeited/Canceled	(68,467)	2.68	(47,213)	2.88	(117,000)	2.78
Unvested at the end of the year	255,348	$2.80	461,944	$2.79	215,926	$2.93

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2017, the weighted average period over which nonvested awards were expected to be recognized was 1.61 years.
Restricted Stock
We issued 40,907 shares of restricted stock under the 2010 Incentive Plan during the year ended December 31, 2017, at a price of $8.02 that vest on an annual prorated basis over the next three years. The following table summarizes the activity related to restricted stock granted, vested and forfeited under our equity incentive plans during the years ended December 31, 2017, 2016 and 2015.

	For the year ended
	2017		2016		2015
	Number of Shares	Average Grant Date Fair Value	Number of Shares	Average Grant Date Fair Value	Number of Shares	Average Grant Date Fair Value
Outstanding at the beginning of the year	151,298	$6.84	129,283	$6.75	141,254	$6.29
Granted	40,907	8.02	121,775	6.79	98,829	7.11
Vested	(69,667)	6.80	(67,456)	6.68	(80,709)	6.48
Forfeited	(19,030)	6.82	(32,304)	6.64	(30,091)	6.44
Outstanding at the end of the year	103,508	$7.33	151,298	$6.84	129,283	$6.75
Compensation Expense
We expect that the compensation expense that will be recognized during the periods presented below in respect of stock options and restricted stock outstanding at December 31, 2017, will be as follows:

	Estimated Stock Based Compensation Expense Stock Options	Estimated Stock Based Compensation Expense Restricted Stock	Estimated Stock Based Compensation Expense Total
(Dollars in thousands)
For the years ending December 31,
2018	$313	$211	$524
2019	65	73	138
2020	22	48	70
2021	11	39	50
2022 and beyond	1	20	21
	$412	$391	$803

The aggregate amounts of stock based compensation expense recognized in our consolidated statements of operations for the years ended December 31, 2017, 2016 and 2015 were $796 thousand, $1.0 million and $1.2 million, respectively, in each case net of taxes.
12. Employee Benefit Plans
The Company has a 401(k) plan that covers substantially all full-time employees. That plan permits voluntary contributions by employees, a portion of which are sometimes matched by the Company. The Company’s expenses relating to its contributions to the 401(k) plan for the years ended December 31, 2017, 2016 and 2015 were $248 thousand, $342 thousand, and $164 thousand, respectively.
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

The changes in the projected benefit obligations under the SERP during 2017, 2016 and 2015, its funded status at December 31, 2017, 2016 and 2015, and the amounts recognized in our consolidated statements of financial condition at each of those dates were as follows:

	At December 31,
(Dollars in thousands)	2017	2016	2015
Change in benefit obligation:
Benefit obligation at beginning of period	$2,511	$2,667	$2,815
Service cost	—	—	—
Interest cost	141	150	159
Actuarial loss/(gain)	—	—	—
(Benefits paid)	(307)	(306)	(307)
Benefit obligation at end of period	$2,345	$2,511	$2,667
Funded status:
Amounts recognized in the Statement of Financial Condition
Unfunded accrued SERP liability—current	$(299)	$(299)	$(299)
Unfunded accrued SERP liability—noncurrent	(2,046)	(2,212)	(2,368)
Total unfunded accrued SERP liability	$(2,345)	$(2,511)	$(2,667)
Net amount recognized in accumulated other comprehensive income
Prior service cost/(benefit)	$—	$—	$—
Net actuarial loss/(gain)	—	—	—
Total net amount recognized in accumulated other comprehensive income	$—	$—	$—
Accumulated benefit obligation	$2,345	$2,511	$2,667
Components of net periodic SERP cost year to date:
Service cost	$—	$—	$—
Interest cost	141	150	159
Amortization of prior service cost/(benefit)	—	—	—
Amortization of net actuarial loss/(gain)	—	—	—
Net periodic SERP cost	$141	$150	$159
As of December 31, 2017, $1.5 million benefits are expected to be paid in the next five years and a total of $1.5 million of benefits are expected to be paid from year 2022 through year 2026. In 2018, $130,802 is expected to be recognized in net periodic benefit cost.

13. Earnings Per Share (“EPS”)
Basic EPS excludes dilution and is computed by dividing net income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock options were exercised or converted into common stock that would then share in our earnings.

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table shows how we computed basic and diluted EPS for the years ended December 31, 2017, 2016 and 2015.

(In thousands, except per share data)	For the Year Ended December 31,
	2017	2016	2015
Numerator:
Net income (loss) from continuing operations	$10,449	$(34,643)	$12,441
Dividends on preferred stock	—	—	(927)
Inducements for exchange of the preferred stock	—	—	(512)
Numerator for basic and diluted net income (loss) available to common shareholders	$10,449	$(34,643)	$11,002
Denominator:
Basic weighted average outstanding shares of common stock	23,180	22,959	20,517
Dilutive effect of employee stock options	132	—	159
Diluted weighted average common stock and common stock equivalents	23,312	22,959	20,675
Basic income (loss) common share(1):
Net income (loss) available to common shareholders	$0.45	$(1.51)	$0.54
Diluted income (loss) per common share(1):
Net income (loss) available to common shareholders	$0.45	$(1.51)	$0.53

(1)
The basic and diluted earnings per share amounts for the years ended December 31, 2017 and 2015 are the same under both the Treasury Stock Method and the Two-Class Method as prescribed in FASB ASC 260-10, Earnings Per Share. The Two-Class Method is not required for the year ended December 31, 2016.

The weighted average shares that have an antidilutive effect in the calculation of diluted net income (loss) per share and have been excluded from the computations above were as follows:

	For the Year Ended December 31,
	2017	2016	2015
Stock options(1)(2)	200,824	1,038,317	360,600

(1)	Stock options were excluded from the computation of diluted earnings per common share for the year ended December 31, 2016 as we reported a net loss from continuing operations.

(2)
Stock options were excluded from the computation of diluted earnings per common share for the years ended December 31, 2017 and 2015 because the options were either “out-of-the-money” or the effect of exercise would have been antidilutive.

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
Accumulated Other Comprehensive Income, net
Accumulated other comprehensive income, net as of December 31, 2017, 2016 and 2015 was as follows:

	Unrealized Gain (Loss) on Securities Available-for-Sale, net of tax	Accumulated Other Comprehensive Income, Net
	(Dollars in thousands)
Beginning balance as of January 1, 2015	$(692)	$(692)
Other comprehensive income before reclassifications, net of tax provision of $81 thousand(1)	(118)	(118)
Amounts reclassified from accumulated other comprehensive income, net of tax	—	—
Other comprehensive income, net of tax provision of $81 thousand	(118)	(118)
Ending balance as of December 31, 2015	$(810)	$(810)
Other comprehensive income before reclassifications, net of tax provision of $739 thousand (1)	(1,032)	(1,032)
Amounts reclassified from accumulated other comprehensive income, net of tax	—	—
Other comprehensive income, net of tax provision of $739 thousand	(1,032)	(1,032)
Ending balance as of December 31, 2016	$(1,842)	$(1,842)
Other comprehensive income before reclassifications(2)	695	695
Amounts reclassified from accumulated other comprehensive income, net of tax(3)	4	4
Other comprehensive income(2)	699	699
Ending balance as of December 31, 2017	$(1,143)	$(1,143)

(1)	Tax impact included in Deferred tax assets.

(2)	No tax impact as a result of the full valuation allowance recorded against our deferred tax asset at December 31, 2017.

(3)	Relates to the realized loss on our securities available for sale. The realized loss is included within Net loss on sale of securities available for sale.
Dividends
Payment of Cash Dividends by the Company. California laws place restrictions on the ability of California corporations to pay cash dividends on preferred or common stock. Subject to certain limited exceptions, a California corporation may pay cash dividends only to the extent of (i) the amount of its retained earnings or (ii) the amount by which the fair value of the corporation’s assets exceeds its liabilities. The Company's ability to pay dividends is also limited by the ability of the Bank to pay cash dividends to the Company. See “—Payment of Dividends by the Bank to the Company” below. During the years ended December 31, 2017, 2016 and 2015, we issued 0, 0, and 5,917 Series C Shares, respectively, in lieu of accumulated declared and undeclared dividends on the Series B Shares. As of December 31, 2017, 2016, and 2015, we had no outstanding Series C Shares or Series B Shares as a result of the Exchange Transaction noted above in “Preferred Stock and Warrants.”
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

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
While restrictions on the payment of dividends from the Bank to us exist, there are no restrictions on the dividends that PMAR may pay to the Company. PMAR has approximately $1.8 million in assets and could provide the Company with additional cash if required. We have committed to obtaining approval from the FRB and the CDBO prior to the Company paying any dividends. Refer to “Regulatory Matters” above in Item 1 for further detail.
15. Commitments and Contingencies
Leases
We lease certain facilities and equipment under various non-cancelable operating leases, which generally include 2% to 6% escalation clauses in the lease agreements. Rent expense for the years ended December 31, 2017, 2016 and 2015 was $2.4 million, $2.6 million, and $2.8 million, respectively.
Future minimum non-cancelable lease commitments were as follows at December 31, 2017:

(Dollars in thousands)
2018	$2,125
2019	2,195
2020	1,105
2021	315
2022 and beyond	655
Total	$6,395
Contingent Liabilities
Repurchase Reserves
We have historically maintained reserves for possible repurchases that we may have been required to make of certain of the mortgage loans which we sold as a result of deficiencies or defects that may be found to exist in such loans. Our repurchase reserve also covered returns of any premiums earned and administrative fees pertaining to the repurchase of mortgage loans that did not meet investor guidelines, including potential loss of advances on Veterans Affairs or Federal Housing Authority Ginnie Mae loans. As a result of our exit from the mortgage banking business and no longer being subject to potential loss for anything other than mortgage fraud, we have undertaken an analysis of our accrual. Our original analysis assumed that the repurchase liability exposure would decrease over time as mortgage loans were paid off and as we were no longer originating new mortgage loans. During the year ended December 31, 2017, management's analysis determined that there was no risk that we would be required to repurchase loans sold at a loss. Therefore, management made the determination to reverse the remaining reserve of $254 thousand during the year. No loans were repurchased during the years ended December 31, 2017 and 2016. We repurchased $619 thousand of loans during the year ended December 31, 2015. The following table sets forth information, at December 31, 2017 and 2016, with respect to our reserves:

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2017	2016
Beginning balance	$254	$314
Provision for repurchases	(254)	(60)
Settlements	—	—
Total repurchases reserve	$—	$254
Commitments
To meet the financing needs of our customers in the normal course of business, we are a party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements. At December 31, 2017 and 2016, we were committed to fund certain loans including letters of credit amounting to approximately $295 million and $317 million, respectively. The contractual amounts of a credit-related financial instrument, such as a commitment to extend credit, a credit-card arrangement or a letter of credit, represents the amount of potential accounting loss should the commitment be fully drawn upon, the customer were to default, and the value of any existing collateral securing the customer’s payment obligation becomes worthless. The loss reserve for unfunded loan commitments was $350 thousand and $350 thousand at December 31, 2017 and 2016, respectively.
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
Based on our evaluation of the remaining lawsuits and other proceedings that were pending against us as of December 31, 2017, the outcomes in those suits or other proceedings are not expected to have, either individually or in the aggregate, a material adverse effect on our consolidated financial position, results of operations or cash flows. However, in light of the inherent uncertainties involved, some of which are beyond our control, and the very large or indeterminate damages often sought in such legal actions or proceedings, an adverse outcome in one or more of these suits or proceedings could be material to our results of operations or cash flows for any particular reporting period.

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

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the following table) of total capital, common equity Tier 1 capital and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). We believe that, as of December 31, 2017, the Company and the Bank met all capital adequacy requirements to which they are subject and have not been notified by any regulatory agency that would require the Company or the Bank to maintain additional capital.
The actual capital amounts and ratios of the Company and the Bank at December 31, 2017 and December 31, 2016 are presented in the following tables:

			Applicable Federal Regulatory Requirement
At December 31, 2017	Actual Capital		For Capital Adequacy Purposes		To be Categorized As Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total Capital to Risk Weighted Assets:
Company	$147,551	12.2%	$102,594	At least 8.625	N/A	N/A
Bank	137,581	11.6%	102,386	At least 8.625	$118,709	At least 10.0
Common Equity Tier 1 Capital to Risk Weighted Assets:
Company	116,005	9.6%	60,962	At least 5.125	N/A	N/A
Bank	123,035	10.4%	60,838	At least 5.125	77,161	At least 6.5
Tier 1 Capital to Risk Weighted Assets:
Company	$133,005	11.0%	$78,804	At least 6.625	N/A	N/A
Bank	123,035	10.4%	78,645	At least 6.625	$94,967	At least 8.0
Tier 1 Capital to Average Assets:
Company	$133,005	10.5%	$49,889	At least 4.0	N/A	N/A
Bank	123,035	9.9%	49,801	At least 4.0	$62,251	At least 5.0

			Applicable Federal Regulatory Requirement
At December 31, 2016	Actual Capital		For Capital Adequacy Purposes		To be Categorized As Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total Capital to Risk Weighted Assets:
Company	$131,043	12.8%	$88,230	At least 8.625	N/A	N/A
Bank	114,412	11.4%	86,566	At least 8.625	$100,366	At least 10.0
Common Equity Tier 1 Capital to Risk Weighted Assets:
Company	101,199	9.9%	52,427	At least 5.125	N/A	N/A
Bank	101,807	10.1%	51,438	At least 5.125	65,238	At least 6.5
Tier 1 Capital to Risk Weighted Assets:
Company	$118,199	11.6%	$67,771	At least 6.625	N/A	N/A
Bank	101,807	10.1%	66,492	At least 6.625	$80,293	At least 8.0
Tier 1 Capital to Average Assets:
Company	$118,199	10.5%	$44,923	At least 4.0	N/A	N/A
Bank	101,807	9.2%	44,360	At least 4.0	$55,450	At least 5.0
As the above tables indicate, at December 31, 2017 and 2016, the Bank (on a stand-alone basis) qualified as a “well—capitalized” institution, and the capital ratios of the Company (on a consolidated basis) exceeded the capital ratios mandated for

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

bank holding companies, under federally mandated capital standards and federally established prompt corrective action regulations. Since December 31, 2017, there have been no events or circumstances known to us which have changed or which are expected to result in a change in the Company’s or the Bank’s classification as well-capitalized institutions.
In early July 2013, the Federal Reserve Board and the FDIC issued final rules implementing the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act changes.  The rules revise minimum capital requirements and adjust prompt corrective action thresholds.  The final rules revise the regulatory capital elements, add a new common equity Tier 1 capital ratio, increase the minimum Tier 1 capital ratio requirement, and implement a new capital conservation buffer.  The rules also permit certain banking organizations to retain, through a one-time election, the existing treatment for accumulated other comprehensive income.  The final rules took effect for community banks on January 1, 2015, subject to a transition period for certain parts of the rules.  At December 31, 2017, the Bank (on a stand-alone basis) continued to qualify as a well-capitalized institution, and the Company continued to exceed the minimum required capital ratios applicable to it, under the capital adequacy guidelines described above.

17. Parent Company Only Information
Condensed Statements of Financial Condition

	December 31,
(Dollars in thousands)	2017	2016
Assets:
Due from banks and interest-bearing deposits with financial institutions	$13,916	$8,621
Investment in subsidiaries	124,550	108,088
Other assets	55	630
Total assets	$138,521	$117,339
Liabilities and shareholders’ equity:
Liabilities	$76	$93
Junior subordinated debentures	17,527	17,527
Shareholders’ equity	120,918	99,719
Total liabilities and shareholders’ equity	$138,521	$117,339
Condensed Statements of Operations

	Year Ended December 31,
(Dollars in thousands)	2017	2016	2015
Interest income	$3	$2	$9
Interest expense	(670)	(582)	(507)
Other income	24	17	28
Other expenses	(1,045)	(1,012)	(984)
Equity in undistributed earnings (loss) of subsidiaries	12,195	(33,075)	13,895
Income tax (expense) benefit	(58)	7	—
Net income (loss)	$10,449	$(34,643)	$12,441

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Statements of Cash Flows

	Year Ended December 31,
(Dollars in thousands)	2017	2016	2015
Cash Flows from Operating Activities:
Net income (loss)	$10,449	$(34,643)	$12,441
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Net decrease (increase) in other assets	47	(19)	(7)
Net decrease in deferred taxes	—	38	—
Stock-based compensation expense	796	1,039	1,233
Undistributed (income) loss of subsidiary	(12,195)	33,075	(13,895)
Net increase (decrease) in interest payable	11	(71)	81
Net (decrease) increase in other liabilities	(26)	27	—
Net cash used in operating activities	(918)	(554)	(147)
Cash Flows from Investing Activities:
Net decrease in loans	—	—	—
Net cash provided by investing activities	—	—	—
Cash Flows from Financing Activities:
Payments for exchange of preferred stock for common stock	—	—	(324)
Common stock options exercised	1,213	455	1,511
Tax effect included in stockholders equity of restricted stock vesting	—	(16)	(109)
Return of capital from subsidiaries	15,000	4,000	—
Capital contribution to subsidiaries	(10,000)	(5,000)	—
Net cash provided by (used in) financing activities	6,213	(561)	1,078
Net increase (decrease) in cash and cash equivalents	5,295	(1,115)	931
Cash and Cash Equivalents, beginning of period	8,621	9,736	8,805
Cash and Cash Equivalents, end of period	$13,916	$8,621	$9,736

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

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth information regarding the net interest income and noninterest income for our commercial banking and discontinued operations segments, respectively, for the years ended December 31, 2017, 2016 and 2015.

(Dollars in thousands)	Commercial	Other(1)	Total
Net interest income for the year ended December 31,
2017	$42,995	$747	$43,742
2016	$36,044	$(521)	$35,523
2015	$33,932	$(404)	$33,528
Noninterest income for the year ended December 31,
2017	$3,948	$426	$4,374
2016	$3,438	$(501)	$2,937
2015	$2,658	$28	$2,686
Segment Assets at:
December 31, 2017	$1,320,454	$2,150	$1,322,604
December 31, 2016	$1,126,890	$13,799	$1,140,689

(1)	Represents net interest income and noninterest income for PMAR and PMBC.

19. Unaudited Quarterly Information
Unaudited quarterly information for each of the three months in the years ended December 31, 2017 and 2016 was as follows:

	Three Months Ended
	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
	(in thousands, except per share data)
Total interest income	$13,812	$14,025	$12,132	$11,604
Total interest expense	2,542	2,020	1,736	1,533
Net interest income	11,270	12,005	10,396	10,071
Provision for loan and lease losses	—	—	—	—
Net interest income after provision for loan and lease losses	11,270	12,005	10,396	10,071
Total noninterest income	1,009	964	1,431	970
Total noninterest expense	10,108	9,176	9,262	9,211
Income before income taxes	2,171	3,793	2,565	1,830
Income tax (benefit) provision	(241)	37	64	49
Net income allocable to common shareholders	$2,412	$3,756	$2,501	$1,781
Per share data-basic:
Net income allocable to common shareholders	$0.10	$0.16	$0.11	$0.08
Per share data-diluted:
Net income allocable to common shareholders	$0.10	$0.16	$0.11	$0.08

PACIFIC MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended
	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
	(in thousands, except per share data)
Total interest income	$10,613	$10,598	$9,835	$9,954
Total interest expense	1,462	1,409	1,355	1,251
Net interest income	9,151	9,189	8,480	8,703
Provision for loan and lease losses	—	10,730	8,720	420
Net interest income (loss) after provision for loan and lease losses	9,151	(1,541)	(240)	8,283
Total noninterest income	265	1,054	864	754
Total noninterest expense	9,266	9,687	8,893	8,555
Income (loss) before income taxes	150	(10,174)	(8,269)	482
Income tax (benefit) provision	(159)	20,352	(3,559)	198
Net income (loss) allocable to common shareholders	$309	$(30,526)	$(4,710)	$284
Per share data-basic:
Net income (loss) allocable to common shareholders	$0.01	$(1.33)	$(0.21)	$0.01
Per share data-diluted:
Net income (loss) allocable to common shareholders	$0.01	$(1.33)	$(0.21)	$0.01

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
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
As required by SEC rules, an evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness, as of December 31, 2017, of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2017, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
Internal Control Over Financial Reporting
Management’s Annual Report on Internal Control Over Financial Reporting
Management of Pacific Mercantile Bancorp is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes those written policies and procedures that:

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
Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, based on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design and the testing of the operational effectiveness of the Company’s internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.
Based on that assessment, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2017.
The Company's independent registered public accounting firm, RSM US LLP, has issued an audit report regarding its assessment of the Company's internal control over financial reporting as of December 31, 2017, which appears herein.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION
None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Except for the information regarding our Code of Business and Ethical Conduct below, the information required by this Item 10 is hereby incorporated by reference to Pacific Mercantile Bancorp’s definitive proxy statement, expected to be filed with the SEC on or before April 30, 2018, for its Annual Meeting of Shareholders.
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

ITEM 11.     EXECUTIVE COMPENSATION
The information required by this Item 11 is hereby incorporated by reference to Pacific Mercantile Bancorp’s definitive proxy statement, expected to be filed with the SEC on or before April 30, 2018, for its Annual Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 is incorporated herein by reference from our definitive proxy statement expected to be filed with the SEC on or before April 30, 2018, for its Annual Meeting of Shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item 13 is hereby incorporated by reference to Pacific Mercantile Bancorp’s definitive proxy statement expected to be filed with the SEC on or before April 30, 2018, for its Annual Meeting of Shareholders.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item 14 is hereby incorporated by reference to Pacific Mercantile Bancorp’s definitive proxy statement expected to be filed with the SEC on or before April 30, 2018, for its Annual Meeting of Shareholders.

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

(3)	Exhibits. See Index to Exhibits below for a list and description of (i) exhibits previously filed by the Company with the Commission and (ii) the exhibits being filed with this Report.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

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

10.4+
Registration Rights Agreement, dated February 28, 2012, by and between Pacific Mercantile Bancorp, Carpenter Community BancFund, L.P. and Carpenter Community BancFund-A, L.P. (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K dated February 28, 2012 and filed with the Commission on March 2, 2012).

10.5+
Amendment No. 1 dated February 22, 2013 to Registration Rights Agreement, dated February 28, 2012, by and between Pacific Mercantile Bancorp, Carpenter Community BancFund, L.P. and Carpenter Community BancFund-A, L.P.

10.6+	Form of Indemnification Agreement. (Incorporated by reference to Exhibit 10.1 to the Registration Statement (No. 333-177141) on Form S-8 dated October 3, 2011.)

10.7+	Pacific Mercantile Bancorp 2004 Stock Incentive Plan (Incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K (No. 000-30777) for the year ended December 31, 2004.)

10.80	Pacific Mercantile Bancorp 2008 Equity Incentive Plan. (Incorporated by reference to Appendix A to the Company’s 2008 Definitive Proxy Statement filed with the Commission on April 18, 2008.)

10.9+
Pacific Mercantile Bancorp 2010 Equity Incentive Plan, as amended June 5, 2013. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.)

10.10+
Stock Purchase Agreement effective as of February 27, 2013 by and between the Company and the Carpenter Funds. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated February 27, 2013 and filed with the Commission on March 5, 2013.

10.11+	Pacific Mercantile Bancorp Change in Control Severance Plan. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated January 27, 2014.)

10.12+	Pacific Mercantile Bancorp Change in Control Severance Plan Participation Agreement. (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated January 27, 2014.)

10.13+
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

10.16+
Change in Control Severance Plan Participation Agreement, dated May 27, 2016, by and among the Pacific Mercantile Bank and Thomas J. Inserra (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (No. 000-30777) dated May 27, 2016).

10.17+
Employment Agreement between Pacific Mercantile Bank and Maxwell G. Sinclair dated May 27, 2016 (Incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 2016 and filed with the Commission on March 10, 2017).

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

E-1

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

ITEM 16.     FORM 10-K SUMMARY
None.

E-2

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 2, 2018.

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

/S/ THOMAS M. VERTIN	President, Chief Executive Officer and Director (Principal Executive Officer)	March 2, 2018
Thomas M. Vertin
/S/ CURT A. CHRISTIANSSEN	Chief Financial Officer (Principal Financial Officer)	March 2, 2018
Curt A. Christianssen
/S/ NANCY GRAY	Chief Accounting Officer (Principal Accounting Officer)	March 2, 2018
Nancy Gray
/s/ EDWARD J. CARPENTER	Chairman of the Board and Director	March 2, 2018
Edward J. Carpenter
/S/ ROMIR BOSU	Director	March 2, 2018
Romir Bosu
/S/ WARREN T. FINLEY	Director	March 2, 2018
Warren T. Finley
/S/ JOHN D. FLEMMING	Director	March 2, 2018
John D. Flemming
/s/ MICHAEL P. HOOPIS	Director	March 2, 2018
Michael P. Hoopis
/s/ DENIS KALSCHEUR	Director	March 2, 2018
Denis Kalscheur
/s/ DAVID J. MUNIO	Director	March 2, 2018
David J. Munio
/S/ JOHN THOMAS, M.D.	Director	March 2, 2018
John Thomas, M.D
/S/ STEPHEN P. YOST	Director	March 2, 2018
Stephen P. Yost

S-1